Form 10-Q
period 1996-03-30
ZEBRA TECHNOLOGIES CORP/DE
filed 1996-05-14
CIK 877212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 30, 1996


Commission File Number: O-19406

Zebra Technologies Corporation
(Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)

36-2675536
(I.R.S.  Employer Identification No.)

333 Corporate Woods Parkway, Vernon Hills, IL 60061
(Address of principal executive offices)    (Zip Code)

(847)634-6700
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and has been subject to such filing requirements for the past 90 days.

	[ X ] Yes [  ] No

As of May 10, 1996, there were the following shares outstanding:

Class A Common Stock, $.01 par value:   16,882,348
Class B Common Stock, $.01 par value:   7,318,062

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
QUARTER ENDED MARCH 30, 1996

INDEX

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

  Independent Auditors' Review Report                 page 2

  Consolidated Balance Sheets   as of March 30, 1996
  (unaudited) and December 31, 1995                   page 3

  Consolidated Statements of Earnings (unaudited)
  for the three months ended March 30, 1996 and
  April 1, 1995                                       page 4

  Consolidated Statements of Cash Flows (unaudited)
  for the three months ended March 30, 1996 and
  April 1, 1995                                       page 5

  Notes to Consolidated Financial Statements          page 6

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations         page 7

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K              page 9

SIGNATURES                                            page 11

Independent Auditors' Review Report


The Board of Directors
Zebra Technologies Corporation:

We have reviewed the consolidated balance sheet of Zebra Technologies Corporation and subsidiaries as of March 30, 1996, and the related consolidated statements of earnings and cash flows for the three-month periods ended March 30, 1996 and April 1, 1995. These consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Zebra Technologies Corporation and subsidiaries as of December 31, 1995, and the related consolidated statements of earnings, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 13, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1995, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



KPMG Peat Markwick LLP

Chicago, Illinois
April 16, 1996

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

                                          March 30,    December 31,
                                            1996          1995
                                        (Unaudited)
Assets
Current assets:
 Cash and cash equivalents                   $8,393        $10,017
 Investments and marketable securities       67,799         61,841
 Accounts receivable, net of allowance       25,324         24,887
 Inventories:
  Finished goods                              9,593          9,519
  Work-in-process                               759            354
  Raw materials                              10,099         10,492
  Total inventories                          20,451         20,365

 Deferred income taxes                            0            787
 Prepaid expenses                             1,857          1,379
   Total current assets                     123,824        119,276
Machinery and equipment at cost, less
  accumulated depreciation and amortization   8,861          8,319
Other assets                                  3,171          3,476
Total assets                               $135,856       $131,071

Liabilities And Stockholders' Equity
Current liabilities:
 Accounts payable                            $9,719        $11,268
 Accrued liabilities                          3,203          4,012
 Short term note payable                        241             37
 Current portion of obligation under
  capitalized lease with related party           60             59
 Income taxes payable                         4,767          4,067
   Total current liabilities                 17,990         19,443

Obligation under capitalized lease with
 related party, less current portion            162            177
Long term liability                           2,000          2,000
Deferred tax liability                          689          1,124
Other                                           319            121
Total liabilities                           $21,160        $22,865

Stockholders' equity:
Preferred stock, $.01 par value,
  10,000,000 shares authorized, none
  outstanding
Class A Common Stock, $.01 par value;
  35,000,000 shares authorized, 16,878,348
  and 16,865,500 shares issued and
  outstanding in 1996 and 1995, respectively    169            169
Class B Common Stock, $.01 par value;
  35,000,000 shares authorized, 7,318,062
  shares issued and outstanding in 1996
  and 1995                                       73             73
Paid-in capital                              29,990         29,645
Retained earnings                            84,956         79,709
Unrealized holding loss on investments          (82)        (1,166)
Cumulative translation adjustment              (410)          (224)
Total stockholders' equity                 $114,696       $108,206
Total liabilities and stockholders' equity $135,856       $131,071

See accompanying Notes to Consolidated Financial Statements

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in thousands, except per share data)
(Unaudited)

                                                Three Months Ended
                                              March 30,      April 1,
                                                1996           1995
Net sales                                      $38,352       $34,392
Cost of sales                                   19,919        17,914
Gross profit                                    18,433        16,478
Operating expenses:
   Sales and marketing                           4,640         3,035
   Research and development                      2,674         1,749
   General and administrative                    3,312         2,202
   Acquired in-process technology                1,114             0
Total operating expenses                        11,740         6,986
Income from operations                           6,693         9,492
Other income (expense)
   Investment income                             1,303           808
   Interest expense                                 (4)           (3)
   Other, net                                      (25)           44
   Foreign exchange gain                             5           108
Total other income                              $1,279          $957
Income before income taxes                       7,972        10,449
Provision for income taxes                       2,723         3,836
Net income                                      $5,249        $6,613
Net income per share                             $0.22         $0.27
Average shares                                  24,189        24,071

See accompanying Notes to Consolidated Financial Statement

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

                                                   Three Months Ended
                                                  March 30,    April 1,
                                                    1996         1995
Cash flows from operating activities:
    Net income                                     $5,249       $6,613
    Adjustments to reconcile net income to
      net cash used in operating activities:
	  Depreciation and amortization                      752          430
	  (Increase) in accounts receivable                 (437)      (2,222)
	  (Increase) in inventories                          (86)        (761)
	  Decrease in other assets                           305            1
	  Increase (decrease) in accounts payable         (1,549)       1,065
	  Increase (decrease) in accrued expenses           (611)          43
	  Increase in income taxes payable                   700        2,435
	  Increase in deferred taxes                         352          236
	  Net increase (decrease) in other
	     operating activities                           (666)         311
	  Net purchases of investments and
	     marketable securities                        (4,288)      (8,437)
       Net cash used in operating activities         (279)        (286)

Cash flows from investing activities:
    Purchases of machinery and equipment           (1,294)        (620)
    Net purchases of investments and
       marketable securities                         (586)        (138)
       Net cash used in investing activities       (1,880)        (758)

Cash flows from financing activities:
    Proceeds from exercise of stock options           345          347
    Issuance of short-term notes payable              204            0
    Payments for obligation under capital lease       (14)          (9)
       Net cash provided by financing activities       35           38

Net decrease in cash and cash equivalents          (1,624)        (706)
Cash including cash equivalents at
   beginning of period                             10,017       10,421
Cash including cash equivalents at
   end of period                                   $8,393       $9,715

Supplemental disclosures of cash flow information:
  Interest paid                                        $4           $3
    Income taxes paid                              $1,685       $1,400

See accompanying Notes to Consolidated Financial Statements

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The consolidated financial statements included herein have been prepared by Zebra Technologies Corporation and subsidiaries (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest Annual Report to Stockholders (the "Annual Report") incorporated by reference into the Company's Form 10-K filed with the Securities and Exchange Commission. The consolidated balance sheet as of December 31, 1995 presented herein has been derived from the audited consolidated balance sheet contained in the Annual Report. The accompanying unaudited interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods presented. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

Note 2 - Acquisition

Effective February 16, 1996, the Company purchased the assets of Fenestra Computer Services, a UK partnership, in exchange for $1,314,000 paid in the form of cash and Zebra Class A common stock. The transaction has been accounted for under the purchase method of accounting. Assets and liabilities, including software and hardware technology, and trade names have been recorded at their respective fair market values with $1,114,000 assigned to acquired in-process technology based on an independent third-party appraisal. The acquired in-process technology was expensed in the first quarter of 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations First Quarter of 1996 versus First Quarter of 1995

Net sales for the first quarter of 1996 increased 11.5% to $38,352,000 versus sales of $34,392,000 for the first quarter of 1995. The net sales increase for the quarter is attributed to unit growth in all product categories rather than price increases, as the average unit price of printer products has decreased due to product mix changes. Printer sales increased by 7.2% and supplies sales by 2.9% over the first quarter of 1995, bringing printer sales to 69.2% and supplies sales to 24.3% of consolidated net sales, respectively. The remaining 6.5% of net sales consisted of service and software revenue. Approximately 43.7% of first quarter net sales were derived from international sources as compared to 44.8% during the first quarter of 1995.

Gross profit increased to $18,433,000 for the first quarter of 1996, a 11.9% gain over gross profit of $16,478,000 for the first quarter of 1995. As a percentage of net sales, gross profit increased 0.2% from 47.9% to 48.1%, due principally to favorable mix changes within the Company's printer product sales and a lower percentage of supplies sales.

Sales and marketing expenses of $4,640,000 were up 52.9% for the first quarter of 1996 as compared to $3,035,000 for the first quarter of 1995. As a percentage of net sales, first quarter sales and marketing expenses were 12.1% compared to 8.8% for the same period last year. This increase is principally due to expenses required to develop the retail channel of distribution for the Company's software products developed by Zebra VTI, as well as increased staffing in the sales and marketing organizations at the Company's Vernon Hills and High Wycombe facilities that are necessary to support anticipated sales growth. These expense increases were offset in part by reductions in co-op advertising and outside consulting services in comparison to the first quarter of last year.

Research and development expenses for the first quarter of 1996 increased by 52.9% to $2,674,000 (7.0% of net sales) as compared to $1,749,000 (5.1% of net sales) in the first quarter of 1995. The increase in research and development expenses for the quarter on both a dollar and percentage basis was primarily the result of increased staffing and project costs to support new product development as well as the acquisition of Vertical Technologies, Inc.

General and administrative expenses for the first quarter of 1996 increased by 50.4% to $3,312,000 (8.6% of net sales) as compared to $2,202,000 (6.4% of net sales) for the same period last year. The increase in general and administrative expenses for the quarter on both a dollar and percentage basis was primarily the result of increases in staffing, recruiting, depreciation, and mainframe computer expenses. The expenses were offset in part by reductions in outside consulting services. Also included is $137,000 for amortization of intangible assets and goodwill resulting from the Company's acquisition of Vertical Technologies, Inc. This amount is currently not deductible for income tax purposes. In addition, $17,000 is included for amortization of intangible assets and goodwill resulting from the Company's acquisition of the assets of Fenestra Computer Services, as described in the Liquidity and Capital Resources section below. This amount is deductible for income tax purposes.

During the first quarter of 1996, the Company recorded a non-recurring write-off of acquired in-process technology in the amount of $1,114,000 as a result of the Company's acquisition of the assets of Fenestra Computer Services.

The increased level of operating expenses in the first quarter combined with the write-off of acquired in-process technology caused income from operations for the first quarter of 1996 to decrease by $2,799,000 or 29.5% to $6,693,000 (17.5% of net sales) compared to $9,492,000 (27.6% of net sales)
for the first quarter of 1995.

Investment income for the first quarter of 1996 increased by $495,000 or 61.3% to $1,303,000 versus $808,000 for the first quarter of last year. This increase was the result of larger average investment balances, combined with higher rates of return within the portfolio.

Income before income taxes was $7,972,000 in the first quarter of 1996 compared to $10,449,000 in the same quarter of last year, a decrease of $2,477,000 or 23.7%. Income taxes were provided at a rate of 34.2% in the first quarter of 1996, resulting in net income of $5,249,000 or 13.7% of net sales and net income per share of $0.22 on 24,189,000 average outstanding shares. In the first quarter of 1995, the provision for income taxes was 36.7% resulting in net income of $6,613,000 or 19.2% of net sales, and net income per share of $0.27 on 24,071,000 average outstanding shares.

Liquidity and Capital Resources

The Company's principal sources of liquidity continue to be cash generated from operations. At the end of the first quarter, the Company had $76,192,000 in cash and marketable securities versus $71,858,000 at the end of 1995.

Effective February 16, 1996, the Company purchased the assets of Fenestra Computer Services, a UK partnership, in exchange for $1,314,000 in the form of cash and Zebra Class A common stock. The transaction has been accounted for under the purchase method of accounting. Assets and liabilities, including software and hardware technology, and trade names have been recorded at their respective fair market values with $1,114,000 assigned to acquired in-process technology based on an independent third-party appraisal.

Management believes that existing capital resources and funds generated from operations are sufficient to finance anticipated capital requirements. The Company has no commitments or agreements with respect to acquisitions or other significant capital expenditures.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits.
      23.1 Acknowledgment of Independent Certified Public Accountants Regarding Independent Auditors' Review Report

(b) Reports.

      No reports on Form 8-K have been filed by the Registrant for the quarterly period covered by this report.

Exhibit 23.1

Acknowledgment of Independent Certified Public
Accountants Regarding Independent Auditors'
Review Report


Zebra Technologies Corporation
333 Corporate Woods Parkway
Vernon Hills, Illinois  60061-3109

Ladies and Gentlemen:

With respect to the registration statements (No. 33-44706 and No. 33-72774) on Form S-8, we acknowledge our awareness of the use therein of our report dated April 16, 1996 related to our review of interim financial information.

Pursuant to Rule 436(c) under the Securities Act of 1933, such report is not considered part of a registration statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of the Act.

Very truly yours,


KPMG Peat Marwick LLP

Chicago, Illinois
May 10, 1996

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


ZEBRA TECHNOLOGIES CORPORATION


Date:   May 10, 1996
By: Edward L. Kaplan
    Chief Executive Officer

Date:   May 10, 1996
By: Charles R. Whitchurch
    Chief Financial Officer