Form 10-Q
period 1996-06-29
ZEBRA TECHNOLOGIES CORP/DE
filed 1996-08-14
CIK 877212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-Q


[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 29, 1996


Commission File Number: O-19406

Zebra Technologies Corporation
(Exact name of registrant as specified in its charter)


Delaware
(State or other jurisdiction ofincorporation or organization)

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

[ X ] Yes [  ] No

As of August 12, 1996, there were the following shares outstanding:

Class A Common Stock, $.01 par value:   16,885,006
Class B Common Stock, $.01 par value:   7,315,404

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
QUARTER ENDED JUNE 29, 1996

INDEX


PART I - FINANCIAL INFORMATION

	Item 1. Consolidated Financial Statements

		Independent Auditors' Review Report                             page    2

		Consolidated Balance Sheets as of June 29, 1996
		(unaudited) and December 31, 1995                     page 3

		Consolidated Statements of Earnings (unaudited)
		for the three and six months ended June 29, 1996
		and July 1, 1995                                      page 4

		Consolidated Statements of Cash Flows (unaudited)
		for the three and six months ended June 29, 1996
		and July 1, 1995                                      page 5

		Notes to Consolidated Financial Statements                      page    6

	Item 2. Management's Discussion and Analysis of
		Financial Condition and Results of Operations         page 7

PART II - OTHER INFORMATION

	Item 1. Legal Proceedings                                     page 10

	Item 4. Submissions of Matters to a Vote of Security Holders  page 10

	Item 6. Exhibits and Reports on Form 8-K                      page 11

SIGNATURES                                                            page 14

Independent Auditors' Review Report

The Board of Directors
Zebra Technologies Corporation:

We have reviewed the consolidated balance sheet of Zebra Technologies Corporation and subsidiaries as of June 29, 1996, and the related consolidated statements of earnings for the three-month and six-month periods ended June 29, 1996 and July 1, 1995 and consolidated statements of cash flows for the six months ended June 29, 1996 and July 1, 1995. These consolidated financial statements are the responsibility of the Company's management.

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

Chicago, Illinois                                   KPMG Peat Marwick LLP
July 11, 1996

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

						     June 29,   December 31,
						       1996         1995
						   (Unaudited)
Assets
Current assets:
Cash and cash equivalents                             $9,550       $10,017
Investments and marketable securities                 69,625        61,841
Accounts receivable, net of allowance                 26,181        24,887
Inventories:
  Finished goods                                       9,288         9,519
  Work-in-process                                        299           354
  Raw materials                                       11,115        10,492
Total inventories                                     20,702        20,365

Deferred income taxes                                      0           787
Prepaid expenses                                         974         1,379
Total current assets                                 127,032       119,276
Machinery and equipment at cost, less
accumulated depreciation and amortization             10,231         8,319
Other assets                                           2,977         3,476
Total assets                                        $140,240      $131,071

Liabilities And Stockholders' Equity
Current liabilities:
Accounts payable                                      $7,846       $11,268
Accrued liabilities                                    4,288         4,012
Short term note payable                                  233            37
Current portion of obligation under
capital lease with related party                          61            59
Income taxes payable                                   2,624         4,067
Total current liabilities                             15,052        19,443

Obligation under capital lease with
related party, less current portion                      147           177
Long term liability                                    2,000         2,000
Deferred tax liability                                   874         1,124
Other                                                    312           121
Total liabilities                                    $18,385       $22,865

Stockholders' equity:
Preferred stock, $.01 par value, 10,000,000
 shares authorized, none outstanding
Class A Common Stock, $.01 par value; 35,000,000
 shares authorized, 16,878,348 and 16,865,500 shares
 issued and outstanding in 1996 and 1995, respectively  169           169
Class B Common Stock, $.01 par value; 35,000,000
 shares authorized, 7,318,062 shares issued and
 outstanding in 1996 and 1995                            73            73
Paid-in capital                                      30,039        29,645
Retained earnings                                    91,218        79,709
Unrealized holding gain (loss) on investments           562        (1,166)
Cumulative translation adjustment                      (206)         (224)
Total stockholders' equity                         $121,855      $108,206
Total liabilities and stockholders' equity         $140,240      $131,071

See accompanying Notes to Consolidated Financial Statements

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in thousands, except per share data)
(Unaudited)

				   Three Months Ended     Six Months Ended
				   June 29,   July 1,    June 29,   July 1,
				     1996       1995       1996       1995
Net sales                          $40,490    $35,488    $78,842    $69,880
Cost of sales                       21,099     18,887     41,019     36,801
Gross profit                        19,391     16,601     37,823     33,079
Operating expenses:
  Sales and marketing                4,941      3,082      9,581      6,117
  Research and development           3,013      1,573      5,687      3,322
  General and administrative         3,484      1,820      6,796      4,023
  Acquired in-process technology         0          0      1,114          0
Total operating expenses            11,438      6,475     23,178     13,462
Income from operations               7,953     10,126     14,645     19,617
Other income (expense):
  Investment income                  1,455        878      2,759      1,686
  Interest expense                      (9)        (7)       (13)       (11)
  Other, net                             9         54        (16)        98
  Foreign exchange gain                 79         32         84        140
Total other income                   1,534        957      2,814      1,913
Income before income taxes           9,487     11,083     17,459     21,530
Provision for income taxes           3,227      3,991      5,950      7,826
Net income                          $6,260     $7,092    $11,509    $13,704
Net income per share                 $0.26      $0.29      $0.48      $0.57
Average shares                      24,198     24,081     24,194     24,076

See accompanying Notes to Consolidated Financial Statement

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)
                                                    Six Months Ended
						   June 29,    July 1,
						    1996        1995
Cash flows from operating activities:
  Net income                                       $11,509    $13,704
  Adjustments to reconcile net income to net
  cash provided by operating activities, net
  of acquisition:
    Depreciation and amortization                    1,487        861
    Acquired in-process technology                   1,114          0
    Increase in accounts receivable                 (1,294)    (2,698)
    Decrease (increase) in inventories                (337)        55
    Decrease (increase) in other assets                499       (474)
    Increase (decrease) in accounts payable         (3,422)       947
    Increase (decrease) in accrued expenses            467       (322)
    Increase (decrease) in income taxes payable     (1,443)       810
    Increase in net deferred tax liability             537        510
    Net increase in other operating activities         360        153
    Net purchases of investments and
      marketable securities                         (5,911)   (10,229)
	 Net cash provided by operating activities   3,566      3,317

Cash flows from investing activities
  Purchases of machinery and equipment              (3,399)    (2,449)
  Net sales (purchases) of investments and
    marketable securities                             (145)       280
  Payment for acquisition                           (1,049)         0
	 Net cash used in investing activities      (4,593)    (2,169)

Cash flows from financing activities:
  Proceeds from exercise of stock options              393        347
  Issuance of short-term notes payable                 196          0
  Payments for obligation under capital lease          (29)       (29)
	 Net cash provided by financing activities     560        318

Net increase (decrease) in cash and cash equivalents  (467)     1,466
Cash including cash equivalents at beginning
  of period                                         10,017     10,421
Cash including cash equivalents at end of period    $9,550    $11,887

Supplemental disclosures of cash flow information:
  Interest paid                                        $13        $11
  Income taxes paid                                 $7,227     $6,997

See accompanying Notes to Consolidated Financial Statements

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The consolidated financial statements included herein have been prepared by Zebra Technologies Corporation and subsidiaries (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest Annual Report to Stockholders (the "Annual Report") incorporated by reference into the Company's Form 10-K filed with the Securities and Exchange Commission. The consolidated balance sheet as of December 31, 1995 presented herein has been derived from the audited consolidated balance sheet contained in the Annual Report. In the opinion of the Company, the consolidated financial statements reflect all adjustments necessary to present fairly the consolidated financial position of Zebra Technologies Corporation and subsidiaries as of June 29, 1996 and December 31, 1995, and the consolidated results of their operations for the three-month and six-month periods ended June 29, 1996 and July 1, 1995 and cash flows for the six months ended June 29, 1996 and July 1, 1995. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results ofOperations

Results of Operations Second Quarter of 1996 versus Second Quarter of 1995 and Year-to-date 1996 versus Year-to-date 1995

Net sales of $40,490,000 for the second quarter of 1996 increased 14.1% over net sales of $35,488,000 for the second quarter of 1995. On a year-to-date basis, 1996 net sales of $78,842,000 increased 12.8% over last year's net sales of $69,880,000. The net sales increase for the quarter and year-to-date is attributed to unit growth in all product categories rather than price increases, as the average unit price of printer products has decreased due to product mix changes. Printer sales increased by 11.0% and supplies sales by 7.8% over the second quarter of 1995, bringing printer sales to 71.7% and supplies sales to 23.2% of consolidated net sales, respectively. On a year-to-date basis, printer sales increased by 9.1% and supplies sales by 5.3% over 1995, bringing printer sales to 70.5% and supplies sales to 23.7% of consolidated net sales, respectively. Approximately 43.2% of second quarter net sales were derived from international sources as compared to 44.6% during the second quarter of 1995. Similarly, 43.5% of year-to-date net sales were derived from international sources as compared to 44.7% in the prior year.

Gross profit increased to $19,391,000 for the second quarter of 1996, a 16.8% gain over the gross profit of $16,601,000 for the same period last year. As a percentage of net sales, gross profit increased 1.1% from 46.8% in the second quarter of last year to 47.9% in the second quarter of 1996. Year-to-date gross profit of $37,823,000 also increased as a percentage of net sales, from 47.3% last year to 48.0% this year. The increase in gross profit is due principally to favorable mix changes within the Company's printer product sales and a lower percentage of supplies sales.

Sales and marketing expenses of $4,941,000 were up 60.3% in the second quarter of 1996 versus the same period last year. As a percentage of net sales, sales and marketing expenses increased to 12.2% for the second quarter from 8.7% last year. Year-to-date sales and marketing expenses of $9,581,000 were up 56.6% over last year, increasing as a percentage of net sales from 8.8% last year to 12.2%. Increased spending on a quarterly and year-to-date basis is principally due to expenses required to develop the retail channel of distribution for the Company's software products, as well as increased staffing at the Company's Vernon Hills and High Wycombe facilities that are necessary to support anticipated sales growth. These expense increases were offset in part by reductions in co-op advertising and outside consulting services in comparison to last year on both a quarterly and year-to-date basis.

Research and development expenses in the second quarter of 1996 increased by 91.5% to $3,013,000 (7.4% of net sales) versus $1,573,000 (4.4% of net sales)
in the second quarter of 1995. Year-to-date research and development expenses increased by 71.2% to $5,687,000 (7.2% of net sales) versus $3,322,000 (4.8%
of net sales) last year. The Company increased research and development expenses to support several significant product releases scheduled for the June to August time frame, including the XiII printer series and the 170 PAX print engine, among others. Management believes that product development expenses will trend down as a percentage of sales, as absolute dollar expenditures in this area are expected to stabilize in the near term and sales revenue increases.

General and administrative expenses increased by 91.4% to $3,484,000 (8.6% of net sales) in the second quarter of 1996 compared to $1,820,000 (5.1% of net sales) last year. On a year-to-date basis, general and administrative expenses increased by 68.9% to $6,796,000 (8.6% of net sales) compared to $4,023,000 (5.8% of net sales) last year. The increase in general and administrative expenses for the quarter and year-to-date on both a dollar and percentage basis was primarily the result of increases in staffing, depreciation, and mainframe computer expenses. The expenses were offset in part by reductions in outside consulting services. Also included is $137,000 in the second quarter and $274,000 for the year-to-date for amortization of intangible assets and goodwill resulting from the Company's acquisition of Vertical Technologies, Inc. In addition, $17,000 in the second quarter and $34,000 for the year-to-date is included for amortization of intangible assets and goodwill resulting from the Company's acquisition of the assets of Fenestra Computer Services, as described in the Liquidity and Capital Resources section below.

Compared to the previous year, income from operations in the second quarter of 1996 decreased by $2,173,000 to $7,953,000 as the result of higher operating expenses. Year-to-date income from operations decreased by $4,972,000 compared to the previous year, also the result of higher operating expenses, and because of a $1,114,000 non-recurring write-off of acquired in-process technology related to the Company's acquisiton of the assets of Fenestra Computer Services in the first quarter of 1996. As a percentage of net sales, operating profits in the second quarter were 19.6% in 1996 compared to 28.5% in 1995. Year-to-date, operating profits as a percentage of net sales were 18.6% in 1996 versus 28.1% in the previous year.

Investment income for the second quarter of 1996 increased by $577,000 or 65.7% to $1,455,000 versus $878,000 for the second quarter of 1995. On a year-to-date basis, investment income increased by $1,073,000 or 63.6% to $2,759,000 versus $1,686,000 in 1995. On both a quarterly and year to date basis the Company had larger cash balances invested and was able to earn a higher rate of return than in the comparable period from 1995. On a year to date basis, average cash and marketable securities increased from $60,555,000 in 1995 to $75,517 in 1996. In 1995 the annualized year to date return on these funds was 5.6%, compared to a return of 7.3% for the comparable period in 1996.

Income before income taxes for the second quarter of 1996 of $9,487,000 was $1,596,000 or 14.4% below the prior year amount of $11,083,000 for the same period. The provision for income taxes was 34.0% in the second quarter of 1996, resulting in net income of $6,260,000 or 15.5% of net sales and net income per share of $0.26 on 24,198,000 weighted average shares outstanding. In the second quarter of 1995, the provision for income taxes was 36.0% resulting in net income of $7,092,000 or 20.0% of net sales and net income per share of $0.29 on 24,081,000 weighted average shares outstanding. Year-to-date income before income taxes of $17,459,000 was $4,071,000 or 18.9% below the prior year amount of $21,530,000 for the same period. The provision for income taxes on a year-to-date basis was 34.0% in 1996, resulting in net income of $11,509,000 or 14.6% of net sales and net income per share of $0.48 on 24,194,000 weighted average shares outstanding. On a year-to-date basis, the provision for income taxes in 1995 was 36.3% resulting in net income of $13,704,000 or 19.6% of net sales and net income per share of $0.57 on 24,076,000 weighted average shares outstanding.

Liquidity and Capital Resources

The Company's principal sources of liquidity continue to be cash generated from operations. At the end of the second quarter, the Company had $79,175,000 in cash and marketable securities versus $71,858,000 at the end of 1995.

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

PART II. - OTHER INFORMATION

Item 1.  Legal Proceedings

Reference is made to Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995 filed with the Securities and Exchange Commission on March 25, 1996, and the description therein of a suit filed against the Company and Zebra Technologies VTI, Inc. (Zebra VTI) by David Carter and William Flury. Such lawsuit has been stayed pending resolution of the action filed by the Company and Zebra VTI in Illinois against Messrs. Carter and Flury, as described in the 10-K.

Item 4.  Submission of Matters to a Vote of Security Holders

(a)     The Annual Meeting of Stockholders of the Company was held on May 22,
	  1996.

(b)     1. The Stockholders voted to elect five directors to the Company's
	   Board of Directors, with the following votes:

					   Authority                 Broker
Directors               For      Against   Withheld   Abstentions   Non-Votes
Gerhard Cless       87,683,137      0        17,126        0            0
Edward Kaplan       87,683,137      0        17,126        0            0
Christopher Knowles 87,683,005      0        17,258        0            0
David Riley         87,682,855      0        17,408        0            0
Michael Smith       87,682,855      0        17,408        0            0


	 2. The Stockholders also voted to ratify the selection by the Board of Directors ofKPMG Peat Marwick LLP as the independent auditors of the Company's financial statements for the fiscal year ending December 31, 1996 with the following vote:

				       Authority                     Broker
		For       Against      Withheld      Abstentions     Non-Votes
	    87,670,989    18,270          0             11,074           0

Item 6. Exhibits and Reports on Form 8-K

   (a)  Exhibits.

	   15. Acknowledgment of Independent Certified Public Accountants Regarding Independent Auditors' Review Report

	   27. Financial Data Schedule

   (b)  Reports.

	   No reports on Form 8-K have been filed by the Registrant for the quarterly period covered by this report.

Exhibit 15

Acknowledgment of Independent Certified Public Accountants Regarding Independent Auditors'Review Report

Zebra Technologies Corporation
333 Corporate Woods Parkway
Vernon Hills, Illinois  60061-3109

Ladies and Gentlemen:

With respect to the registration statements on Form S-8 of Zebra Technologies Corporation, we acknowledge our awareness of the use therein of our report dated July 11, 1996 related to our review of interim financial information as of June 29, 1996.

Pursuant to Rule 436(c) under the Securities Act of 1933, such report is not considered part of a registration statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of the Act.

Chicago, Illinois                                 KPMG Peat Marwick LLP
August 12, 1996

Exhibit 27

The schedule contains summary financial information extracted from Zebra Technologies Corporation and subsidiaries consolidated balance sheets for June 29, 1996 and consolidated statements of earnings for June 29, 1996 and is qualified in its entirety by reference to such financial statements.

ZEBRA TECHNOLOGIES CORPORATION
Appendix A to Item 601(c) of Regulation S-K
Commercial and Industrial Companies
Article 5 of Regulation S-X

Item Number    Item Description                                    Amount
5-02(1)        cash and cash items                                  9,550
5-02(2)        marketable securities                               69,625
5-02(3)(a)(1)  notes and accounts receivable-trade                 26,756
5-02(4)        allowances for doubtful accounts                      (574)
5-02(6)        inventory                                           20,702
5-02(9)        total current assets                               127,032
5-02(13)       property, plant and equipment                       19,414
5-02(14)       accumulated depreciation                            (9,183)
5-02(18)       total assets                                       140,240
5-02(21)       total current liabilities                           15,052
5-02(22)       bonds, mortgages and similar debt                        0
5-02(28)       preferred stock-mandatory redemption                     0
5-02(29)       preferred stock-no mandatory redemption                  0
5-02(30)       common stock                                           242
5-02(31)       other stockholder's equity                         121,613
5-02(32)       total liabilities and stockholder's equity         140,240
5-03(b)1(a)    net sales of tangible products                      39,770
5-03(b)1       total revenues                                      40,490
5-03(b)2(a)    cost of tangible goods sold                         20,898
5-03(b)2       total costs and expenses applicable to sales
		 and revenues                                      21,099
5-03(b)3       other costs and expenses                            11,438
5-03(b)5       provision for doubtful accounts and notes              131
5-03(b)(8)     interest and amortization of debt discount              (9)
5-03(b)(10)    income before income taxes                           9,487
5-03(b)11      income tax expense                                   3,227
5-03(b)(14)    income/loss                                          6,260
5-03(b)(15)    discontinued operations                                  0
5-03(b)(17)    extraordinary items                                      0
5-03(b)(18)    cumulative effect- changes in accounting principles      0
5-03(b)(19)    net income or loss                                   6,260
5-03(b)(20)    earnings per share-primary                            0.26
5-03(b)(20)    earnings per share-fully diluted                      0.26


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

					 ZEBRA TECHNOLOGIES CORPORATION

Date:   August 13, 1996                  By: /s/Edward L. Kaplan
					     Edward L. Kaplan
					     Chief Executive Officer

Date:   August 13, 1996                  By: /s/Charles R. Whitchurch
					     Charles R. Whitchurch
					     Chief Financial Officer