Form 10-Q
period 1996-08-28
ZEBRA TECHNOLOGIES CORP/DE
filed 1996-11-13
CIK 877212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q


[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 28, 1996

Commission File Number: O-19406


Zebra Technologies Corporation
(Exact name of registrant as specified in its charter)

Delaware                             36-2675536
(State or other jurisdiction of     (IRS Employer Identification No.)
incorporation or organization)

333 Corporate Woods Parkway, Vernon Hills, IL 60061
(Address of principal executive offices) (Zip Code)

(847) 634-6700
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and has been subject to such filing requirements for the past 90 days.

[ X ] Yes  [  ] No

As of November 11, 1996, there were the following shares outstanding:

Class A Common Stock, $.01 par value:   16,913,006
Class B Common Stock, $.01 par value:   7,315,404

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
QUARTER ENDED SEPTEMBER 28, 1996

INDEX
                                                            PAGE

PART I - FINANCIAL INFORMATION

 Item 1.        Consolidated Financial Statements

   Independent Auditors' Review Report                        2

   Consolidated Balance Sheets as of September
   28, 1996 (unaudited) and December 31, 1995                 3

   Consolidated Statements of Earnings (unaudited)
   for the three and nine months ended
   September 28, 1996 and September 30, 1995                  4

   Consolidated Statements of Cash Flows (unaudited)
   for the nine months ended September 28, 1996
   and September 30, 1995                                     5

   Notes to Consolidated Financial Statements                 6

 Item 2. Management's Discussion and Analysis of
     Financial Condition and Results of Operations            7

PART II - OTHER INFORMATION

 Item 6. Exhibits and Reports on Form 8-K                     10

SIGNATURES                                                    13

Independent Auditors' Review Report

The Board of Directors
Zebra Technologies Corporation:

We have reviewed the consolidated balance sheet of Zebra Technologies Corp-oration and subsidiaries as of September 28, 1996, and the related consolidated statements of earnings for the three-month and nine-month periods ended September 28, 1996 and September 30, 1995 and consolidated statements of cash flows for the nine months ended September 28, 1996 and September 30, 1995. These consolidated financial statements statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Zebra Technologies Corporation and subsidiaries as of December 31, 1995, and the related consolidated statements of earnings, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 13, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1995, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


Chicago, Illinois                                     KPMG Peat Marwick LLP
October 10, 1996

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
                                           September 28,     December 31,
                                              1996              1995
                                           (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents                   $4,805            $10,017
Investments and marketable securites        81,136             61,841
Accounts receivable, net of allowance       29,034             24,887
Inventories:
  Finished goods                             8,000              9,519
  Work-in-process                              265                354
  Raw materials                             11,749             10,492
Total inventories                           20,014             20,365

Deferred income taxes                            0                787
Prepaid expenses                             1,063              1,379
Total current assets                       136,052            119,276
Machinery and equipment at cost, less
  accumulated depreciation and amortization 11,044              8,319
Other assets                                 2,833              3,476
Deferred income taxes                          148                  0
Total assets                              $150,077           $131,071

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                            $8,142            $11,268
Accrued liabilities                          5,284              4,012
Notes payable                                    2                 37
Current portion of obligation under
  capitalized lease with related party          61                 59
Income taxes payable                         3,959              4,067
Total current liabilities                   17,448             19,443

Obligation under capitalized lease with
  related party, less current portion          131                177
Long term liability                          2,212              2,000
Deferred income taxes                            0              1,124
Other                                          308                121
Total liabilities                          $20,099            $22,865

Stockholders' equity:
Preferred stock, $.01 par value, 10,000,000
  shares authorized, none outstanding
Class A Common Stock, $.01 par value, 35,000,000
  shares authorized, 16,902,290 and 16,865,500
  shares issued and outstanding in 1996 and
  1995, respectively                           169                169

Class B Common Stock, $.01 par value, 35,000,000
  shares authorized, 7,315,404 and 7,318,062
  shares issued and outstanding in 1996 and
  1995, respectively                            73                 73
Paid-in capital                             30,039             29,645
Retained earnings                           99,933             79,709
Unrealized holding loss on investments        (122)            (1,166)
Cumulative translation adjustment             (114)              (224)
Total stockholders' equity                $129,978           $108,206
Total liabilities and stockholders' equity$150,077           $131,071

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS
(Amounts in thousands, except for per share data)
(Unaudited)

                                   Three Months Ended       Nine Months Ended
                                  Sept. 28,  Sept. 30,     Sept. 28,  Sept. 30,
                                    1996       1995          1996       1995
Net sales                         $43,757    $37,480     $122,596   $107,360
Cost of sales                      22,324     19,214       63,342     56,015
Gross profit                       21,433     18,266       59,254     51,345
Operating expenses:
  Sales and marketing               4,164      3,663       13,746      9,780
  Research and development          2,287      2,289        7,974      5,611
  General and administrative        3,048      2,575        9,843      6,597
  Acquired in-process technology        3      6,028        1,117      6,028
Total operating expenses            9,502     14,555       32,680     28,016
Income from operations             11,931      3,711       26,574     23,329
Other income (expense):
Investment income                   1,351        798        4,110      2,484
Interest expense                       (3)        16          (16)         5
  Other, net                          154         18          141        116
   Foreign exchange gain (loss)       (29)        77           55        217
Total other incomes                 1,473        909        4,290      2,822
Income before income taxes         13,404      4,620       30,864     26,151
Provision for income taxes          4,690      3,657       10,640     11,483
Net income                         $8,714       $963      $20,224    $14,668
Net income per share                $0.36      $0.04        $0.84      $0.61
Average shares outstanding         24,203     24,133       24,197     24,094

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

                                                    Nine Months Ended
                                              September 28,    September 30,
                                                 1996             1995
Cash flows from operating activities:
 Net income                                    $20,224          $14,668
 Adjustments to reconcile net income to net cash
 provided by operating activities, net of
 acquisitions:
   Depreciation and amortization                 2,193            1,366
   Deferred income taxes                          (485)           1,397
   Acquired in-process technology                1,117            6,028
   Increase in accounts receivable              (4,147)          (5,694)
   (Increase) decrease in inventories              351           (2,572)
   (Increase) decrease in other assets             850             (624)
   Increase (decrease) in accounts payable      (3,126)           2,329
   Increase in accrued expenses                  1,459              762
   Increase (decrease) in income taxes payable    (108)           1,900
   Net increase (decrease) in other operating assets
    and liabilities                                427           (1,271)
   Net (purchases) sales of investments and marketable
    securities                                 (18,174)         (12,199)
       Net cash provided by operating activities   581            6,090

Cash flows from investing activities:
  Purchases of machinery and equipment          (4,803)          (3,923)
  Net purchases of investments and
   marketable securities                           (78)            (674)
       Net cash used in investing activities    (4,881)          (4,597)

Cash flows from financing activities:
  Proceeds from exercise of stock options          129              534
  Issuance (repayment) of short-term notes payable (35)              43
  Payments for obligation under capital lease      (45)             (43)
  Payments for acquisition                        (962)          (2,550)
       Net cash used in financing activities      (912)          (2,016)

Net decrease in cash and cash equivalents       (5,212)            (523)
Cash and cash equivalents at beginning of period10,017           10,421
Cash and cash equivalents at end of period      $4,805           $9,898

Supplemental disclosures of cash flow information:
  Interest paid                                     16               19
  Income taxes paid                            $10,145           $9,537

Supplemental schedule of noncash investing and financing activities:
 The Company purchased all of the capital stock of Vertical Technologies, Inc.
 for $8,050 in cash and common stock during 1995. In conjunction with the acquisition, liabilities were assumed as follows:

  Fair value of assets acquired                 $8,358
  Cash and common stock paid                     8,050
  Liabilities assumed                             $308

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The consolidated financial statements included herein have been prepared by Zebra Technologies Corporation and subsidiaries (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest Annual Report to Stockholders (the "Annual Report") incorporated by reference into the Company's Form 10-K filed with the Securities and Exchange Commission. The consolidated balance sheet as of December 31, 1995 presented herein has been derived from the audited consolidated balance sheet contained in the Annual Report. In the opinion of the Company, the consolidated financial statements reflect all adjustments necessary to present fairly the consolidated financial position of Zebra Technologies Corporation and subsidiaries as of September 28, 1996 and December 31, 1995, and the consolidated results of their operations for the three and nine months ended September 28, 1996 and September 30, 1995 and their cash flows for the nine months ended September 28, 1996 and September 30, 1995. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

Note 2 - Letter of Intent

Zebra Technologies Corporation and Eltron International, Inc. have executed a letter of intent providing for a merger of the two companies. The contemplated transaction will be structured as a tax-free merger and is expected to be accounted for as a pooling of interests. The proposed merger is subject to a number of conditions, including satisfactory completion of due diligence, negotiation of a mutually satisfactory definitive merger agreement, receipt of fairness opinions from investment bankers, approval of the transaction by the shareholders of both companies, customary closing conditions, and certain regulatory approvals, including the Hart-Scott-Rodino review. Eltron International, Inc. designs, manufactures and markets high-quality, low-cost label and plastic card printers, smart card printing systems, verifiers, software, label media, and related accessories throughout the world. The company's headquarters are located in Simi Valley, California.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Third Quarter of 1996 and First Nine Months of 1996 versus Third Quarter of 1995 and First Nine Months of 1995

Net sales for the third quarter of 1996 increased 16.7% to $43,757,000 versus sales of $37,480,000 for the third quarter of 1995. On a year-to-date basis, 1996 net sales of $122,596,000 increased 14.2% over last year's net sales of $107,360,000. The net sales increase for the quarter and year to date is attributed to unit growth in printers rather than price increases, as the average unit price of printer products remained essentially flat with last year, while media and ribbon average unit prices actually declined from last year's levels. Printer sales increased 13.6%, supplies sales increased 14.0%, and service and software sales increased 191.5% over the third quarter of 1995. Printer and supply sales for the quarter accounted for 70.7% and 23.4% of net sales, respectively. On a year-to-date basis, printer and supplies consolidated net sales increased by 10.7% and 8.2%, respectively, over 1995, bringing printers to 70.6% and supplies to 23.6% of year-to-date net sales.
Approximately 58.9% of the third quarter net sales were derived from domestic sales as compared to 54.2% during the third quarter of 1995. International net sales for the quarter account for 41.1% compared to 45.8% of net sales for 1995. Year to date, domestic sales accounted for 57.4% of consolidated net sales as compared to 54.9% for year-to-date 1995.

Gross profit increased to $21,433,000 (49.0% of net sales) for the third quarter of 1996, an increase of 17.3% over the gross profit of $18,266,000 (48.7%) for the same period last year. Year-to-date gross profit of $59,254,000 (48.3%) also increased 15.4% over $51,345,000 (47.8%) for 1995. The increase in gross profit is due principally to favorable mix changes within the Company's printer product sales and a significant increase in higher margin software sales over the third quarter of 1995.

Sales and marketing expenses of $4,164,000 increased by $500,000, or 13.6% of net sales, in the third quarter of 1996 versus the same period last year. As a percentage of net sales, sales and marketing expenses have remained flat in the third quarter as compared to the prior year third quarter. Year-to-date sales and marketing expenses of $13,745,000 were up 40.5% over last year, and increased as a percent of sales to 11.2% from 9.1% in 1995. Increased spending is principally due to expenses required to develop the retail channel of distribution for the Company's software products, start-up expenses for the personal printer product line, and increased staffing at the Company's Vernon Hills and High Wycombe facilities that are necessary to support anticipated sales growth.

Research and development expenses in the third quarter of 1996 of $2,287,000 were flat in comparison with the third quarter of 1995. These expenses as a percent of sales decreased from 6.1% to 5.2% for the quarter, due to the completion of several large product development projects. On a year-to-date basis, research and development expenses of $7,974,000 increased by 42.1% over last year. As a percent of sales, they increased to 6.5% in 1996 versus 5.2% in 1995. On a year-to-date basis, the Company increased research and development costs to support several significant product releases in June through August, including the XiII printer series and the 170 PAX print engine, among others.

General and administrative expenses increased by 18.4% to $3,047,000 (7.0% of net sales) in the third quarter of 1996 compared to $2,574,000 (6.9% of net sales) in 1995. On a year-to-date basis, general and administrative expenses increased by 49.2% to $9,843,000 (8.0% of net sales) in 1996, compared to $6,596,000 (6.1% of net sales) in 1995. The increase in general and administrative expenses for the quarter and year-to-date on a dollar and percentage basis was primarily the result of increases in staff levels, depreciation, mainframe computer expenses, and amortization of intangibles and goodwill for the acquisitions of Vertical Technologies Inc. in July, 1995 and Fenestra Computer Services in February, 1996.

Compared to the previous year, income from operations in the third quarter of 1996 increased 221.5% to $11,931,000 from $3,711,000 in third quarter of 1995.
As a percent of sales, income from operations for 1996 was 17.4% higher than the third quarter of 1995. The 1995 income from operations was reduced by a non-recurring $6,028,000 write-off of acquired in-process technology related to the acquisition of Vertical Technologies Inc. in July, 1995. On a year-to-date basis, operating income increased 13.9% to $26,574,000 (21.7% of net sales) from $23,329,000 (21.7% of net sales) as the result of higher operating expenses.

Investment income for the third quarter of 1996 increased 69.3% to $1,351,000 from $798,000 in the third quarter of 1995. On a year-to-date basis, investment income increased by $1,626,000 (65.5% increase) to $4,110,000 compared to the prior year total of $2,484,000. On both a quarterly and year-to-date basis, the Company had larger balances in marketable securities, on which it earned a higher total return than in the same period of 1995. On a year-to-date basis, the marketable securities increased from $61,841,000 at December 31, 1995 to $81,136,000 at September 28, 1996. In 1995, the annualized year to date return on these investments was 10.4% compared to a return of 8.2% for the comparable period of 1996.

Income before taxes for the third quarter of 1996 of $13,404,000 was $8,784,000 or 190.2% above the third quarter of 1995. Income taxes were provided at a rate of 35.0% in the third quarter of 1996, resulting in net income of $8,714,000 or 19.9% of net sales, and net income per share of $0.36 on 24,203,000 average weighted shares outstanding. In the third quarter of 1995, the provision for income taxes was 79.1% resulting in net income of $963,000 or 2.6% of net sales and net income per share of $0.04 on 24,133,000 weighted average shares outstanding. The unusually high tax rate in this quarter is the result of the non-deductibility for tax purposes of the $6,028,000 write-off of acquired in-process technology related to the acquisition of Vertical Technologies previously described. Year-to-date income before income taxes of $30,864,000, in 1996, was $4,712,000 or 18.0% above the same period of 1995. The 1996 year-to-date provision for income taxes was $10,640,000 (34.5% tax rate), resulting in net income of $20,224,000 or 16.5% of net sales, and net income per share of $0.84 on 24,197,000 weighted average shares outstanding. In 1995 the provision for income taxes year-to-date was $11,483,000 (43.9% tax rate), resulting in net income of $14,668,000 or 13.7% of net sales, and net income per share of $0.61 on 24,094,000 weighted average shares outstanding.

Liquidity and Capital Resources

The Company's principal source of liquidity continues to be cash generated from operations. At the end of the third quarter, the Company had $85,941,000 in cash and marketable securities versus $71,858,000 at the end of 1995.

Effective February 16, 1996, the Company purchased the assets of Fenestra Computer Services, a UK partnership, in exchange for $1,314,000 in the form of cash and Zebra Class A common stock. The transaction has been accounted for under the purchase method of accounting. Assets and liabilities, including software and hardware technology, and trade names have been recorded at their respective fair market values with $1,117,000 assigned to acquired in-process technology based on an independent third party appraisal. The results of operations noted above are impacted by acquired in-process technology charges of $3,000 and $6,028,000 in the three months ended September 28, 1996 and September 30, 1995, respectively. These non-recurring charges relate to the acquisition of Fenestra Computer Services in the first quarter of 1996 and Vertical Technologies Inc. in the third quarter of 1995.

On October 16, 1996, the Company and Eltron International, Inc. executed a letter of intent providing for a merger of the two companies. The contemplated transaction will be structured as a tax-free merger and is anticipated to be accounted for as a pooling of interests. The proposed merger is subject to a number of conditions, including satisfactory completion of due diligence, negotiation of a mutually satisfactory definitive merger agreement, receipt of fairness opinions from investment bankers, approval of the transaction by the shareholders of both companies, customary closing conditions, and certain regulatory approvals, including the Hart-Scott-Rodino review.

Management believes that existing capital resources and funds generated from operations are sufficient to finance anticipated capital requirements. The Company has no other commitments or agreements with respect to acquisitions or other significant capital expenditures.

Forward looking statements contained in this filing are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995 and are highly dependent upon a variety of important factors which could cause actual results to differ materially from those reflected in such forward looking statements. These factors include the acceptance of the Company's printer and software products by the market, and product offerings made by its competitors. Profits will be affected by the Company's ability to control manufacturing and operating costs. Due to the Company's large investment portfolio, interest rate conditions will also have an impact on results, as will foreign exchange rates due to the large percentage of the Company's sales in international markets. When used in this document and documents referenced, the words "anticipate", "believe", "estimate", and "expect' and similar expressions as they relate to the Company or its management are intended to identify such forward looking statements. Readers of this release are referred to prior filings with the Securities and Exchange Commission, and Zebra's prospectus of December 7, 1995 for further discussions of factors that could affect Zebra's future results.

PART II. - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

	(a)     Exhibits.

		15. Acknowledgment of Independent Certified Public Accountants Regarding Independent Auditors' Review Report

		27.     Financial Data Schedule

	(b)     Reports.

			No reports on Form 8-K have been filed by the Registrant for the quarterly period covered by this report.

Exhibit 15


Acknowledgment of Independent
Certified Public Accountants
Regarding Independent Auditors' Review Report


The Board of Directors
Zebra Technologies Corporation:

With respect to the Registration Statements on Form S-8 of Zebra Technologies Corporation, we acknowledge our awareness of the use therein of our report dated October 10, 1996 related to our review of interim financial information as of September 28, 1996.

Pursuant to Rule 436(c) under the Securities Act of 1933, such report is not considered a part of a registration statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of sections 7 and 11 of the Act.


Chicago, Illinois                                       KPMG Peat Marwick LLP
November 8, 1996

Exhibit 27

The schedule contains summary financial information extracted from Zebra Technologies Corporation and subsidiaries consolidated balance sheets for September 28, 1996 and consolidated statements of earnings for September 28, 1996 and is qualified in its entirety by reference to such financial statements.

ZEBRA TECHNOLOGIES CORPORATION
Appendix A to Item 601(c) of Regulation S-K
Commercial and Industrial Companies
Article 5 of Regulation S-X

Item Number     Item Description                                Amount
5-02(1)          cash and cash items                             4,805
5-02(2)          marketable securities                          81,136
5-02(3)(a)(1)    notes and accounts receivable-trade            29,326
5-02(4)          allowances for doubtful accounts                 (292)
5-02(6)          inventory                                      20,014
5-02(9)          total current assets                          136,052
5-02(13)         property, plant and equipment                  20,933
5-02(14)         accumulated depreciation                       (9,889)
5-02(18)         total assets                                  150,077
5-02(21)         total current liabilities                      17,448
5-02(22)         bonds, mortgages and similar debt                   0
5-02(28)         preferred stock-mandatory redemption                0
5-02(29)         preferred stock-no mandatory redemption             0
5-02(30)         common stock                                      242
5-02(31)         other stockholder's equity                    129,736
5-02(32)         total liabilities and stockholders' equity    150,077
5-03(b)1(a)      net sales of tangible products                120,428
5-03(b)1         total revenues                                122,596
5-03(b)2(a)      cost of tangible goods sold                    62,546
5-03(b)2         total costs and expenses applicable to
                   sales and revenues                           63,342
5-03(b)3         other costs and expenses                       32,374
5-03(b)5         provision for doubtful accounts and notes         306
5-03(b)(8)       interest and amortization of debt discount         16
5-03(b)(10)      income before income taxes                     30,864
5-03(b)11        income tax expense                             10,640
5-03(b)(14)      income/loss                                    20,224
5-03(b)(15)      discontinued operations                             0
5-03(b)(17)      extraordinary items                                 0
5-03(b)(18)      cumulative effect- changes in accounting
                   principles                                        0
5-03(b)(19)      net income or loss                             20,224
5-03(b)(20)      earnings per share-primary                       0.84
5-03(b)(20)      earnings per share-fully diluted                 0.84


	SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   ZEBRA TECHNOLOGIES CORPORATION


Date:   November 11, 1996                   By: /s/Edward L.  Kaplan
                                                Edward L.  Kaplan
                                                Chief Executive Officer

Date:   November 11, 1996                   By: /s/Charles R.  Whitchurch
                                                Charles R.  Whitchurch
                                                Chief Financial Officer