Form 10-K
period 1996-12-31
ZEBRA TECHNOLOGIES CORP/DE
filed 1997-04-08
CIK 877212

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996
Commission File Number 0-19406

ZEBRA TECHNOLOGIES CORPORATION
(Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)

36-2675536
(IRS Employer Identification No.)

333 Corporate Woods Parkway, Vernon Hills, Illinois  60061
(Address of principal executive offices)          (zip code)

Registrant's telephone number, including area code:
(847)634-6700

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Class A Common Stock, par value $.01 per share
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 21, 1997, the aggregate market value of each of the registrant's Class A Common Stock and Class B Common
Stock held by non-affiliates was approximately $393,965,656 and $900,238, respectively. The closing price of the Class
A Common Stock on March 21, 1997, as reported on the Nasdaq
National Market, was $23.50. Because no market exists for the Class B Common Stock and the shares of Class B Common
Stock are convertible on a one-for-one basis into shares of Class A Common Stock, the registrant has assumed for purposes hereof that each share of Class B Common Stock has a market value equal to one share of Class A Common Stock.

As of March 21, 1997, the number of shares outstanding of the registrant's Class A Common Stock, par value $.01 per share, and of the registrant's Class B Common Stock, par value $.01 per share, was 16,924,973, and 7,315,404, respectively.

DOCUMENTS INCORPORATED BY REFERENCE
Certain sections of the registrant's Annual Report to Stockholders for the year ended December 31, 1996, and of the registrant's Notice of Annual Meeting of Stockholders and Proxy Statement for its Annual Meeting of Stockholders to be held on May 20, 1997, as described in the Cross-Reference Sheet and Table of Contents included herewith, are incorporated by reference into Parts II and III of this report.

CROSS REFERENCE SHEET AND TABLE OF CONTENTS

                                           						  Page Number
						                                           or Reference (1)

PART I

Item 1.  Business                                         1

Item 2.  Properties                                       6

Item 3.  Legal Proceedings                                6

Item 4.  Submission of Matters to a Vote of
	          Security Holders                               7

PART II

Item 5.  Market for Registrant's Common Equity
	          and Related Stockholder Matters                8

Item 6.  Selected Financial Data                          8

Item 7.  Management's Discussion and Analysis of
	          Financial Condition and Results of Operations  9

Item 8.  Financial Statements and Supplementary Data      11

Item 9.  Changes in and Disagreements with Accountants
	          on Accounting and Financial Disclosure         11

PART III

Item 10. Directors and Executive Officers of
	          the Registrant                                 12 (2)

Item 11. Executive Compensation                           12 (3)

Item 12. Security Ownership of Certain Beneficial
	          Owners and Management                          12 (4)

Item 13. Certain Relationships and Related Transactions   12 (3)

PART IV

Item 14. Exhibits, Financial Statement Schedules,
       	   and Reports on Form 8-K                        13
_________

(1) Certain information is incorporated by reference, as indicated below, from the registrant's Notice of Annual
Meeting of Stockholders and Proxy Statement for its Annual
Meeting of Stockholders to be held on May 20, 1997 (the
"Proxy Statement") and from the registrant's 1996 Annual
Report to Stockholders (the "1996 Annual Report").

(2)  Proxy Statement sections entitled "Election of
Directors" and "Executive Officers."

(3)  Proxy Statement section entitled "Executive
Compensation and Certain Transactions."

(4)  Proxy Statement section entitled "Security Ownership of
Management and Certain Beneficial Owners."

ZEBRA TECHNOLOGIES CORPORATION
333 Corporate Woods Parkway
Vernon Hills, Illinois 60061
(847)634-6700


PART I


ITEM 1.  BUSINESS

The Company
Zebra Technologies Corporation (the "Company" or "Zebra") provides bar code solutions, principally to manufacturing and service entities worldwide, for use in automatic identification and data collection systems. The Company designs, manufactures, sells and supports a broad line of computerized label/ticket printing systems, related specialty supplies and PC-based bar code software. The Company's equipment is designed to operate at the user's location to produce and dispense high quality bar coded labels in extremely time-sensitive and physically demanding environments. Zebra's solutions approach integrates its applications expertise, computerized printing systems, specialty supplies and software. Applications for the Company's systems include inventory control, automated warehousing, JIT (Just-In-Time) manufacturing, CIM (Computer Integrated Manufacturing), employee time and attendance records, weighing systems, tool room control, shop floor control, library systems, prescription labeling and scientific experimentation. As of March 1, 1997, management estimates that over 225,000 Zebra bar code printing systems are installed at approximately 22,000 user sites around the world.

The Company anticipates that its future growth will be enhanced by two continuing trends: bar code label standardization programs and the focus of businesses worldwide on improving quality and productivity. Industry mandated standardization has been a major catalyst in the rapid development of bar coding, and Zebra believes that the mandate of standards will continue to proliferate. Zebra also believes that increasing demands for improvements in productivity and quality in commercial and service organizations will lead to increased use of automatic identification systems.

The Company completed its initial public offering in August
1991 and a secondary public offering in March 1993.  The
Company is organized under the laws of the State of Delaware. The Company's principal offices are located at 333 Corporate Woods Parkway, Vernon Hills, Illinois 60061, and its telephone number is (847)634-6700.

The Company's Products
The Company's products consist of a broad line of computerized demand bar code label printers and print engines, specialty bar code labeling/ticketing materials, ink ribbons and PC-based bar code software. These products are integrated to provide automatic identification labeling solutions for manufacturing, business and industrial applications. The Company's equipment and supplies are designed for operating at the user's location to produce bar coded labels in extremely time-sensitive and physically demanding environments. The Company works closely with its distributors, other resellers and the end users of its products to fashion labeling solutions which meet the technical demands of the end user. To achieve this, the Company provides its customers with the ability to configure printing systems with various options available on the Company's systems. Additionally, the Company will select and, if necessary, create appropriate labeling stock, ink ribbons and adhesives to suit the particular intended use. In-house engineering personnel with years of experience in the disciplines of software, mechanical, electronic and chemical engineering all participate in the creation and realization of bar code solutions for particular applications.

Examples of specialty bar code solutions include: process control labels for U.S. Steel which are affixed to coils of steel with a temperature of 400 degrees Fahrenheit; identification labels for a unique library of DNA samples at Los Alamos National Laboratory which are stored at minus 100 degrees Fahrenheit and are then repeatedly thawed and restored; and identification labels for plutonium samples at Los Alamos National Laboratory in conditions where the labels and printers are exposed to radioactive materials. Other examples include high security black-on-black bar codes which are only machine (and not human) readable and labels which automatically read "VOID" if they are removed from their original application.

Label Printing Systems. The Company produces a broad range of "on demand" thermal transfer and direct thermal bar code label printers with, the Company believes, more models, options and features than any of its competitors. Zebra manufactures eight thermal transfer label printing systems, which range in list price from $1,395 to $7,495, two direct thermal printers which range in list price from $595 to $795, and a high performance print engine for label applicator systems. The Company's products include hundreds of optional configurations which can be selected as necessary to meet particular customer needs. Zebra's printing systems, and their prices, vary based upon performance criteria including label width, speed, image density and optional features. Zebra's thermal transfer product line is split into two parts: the Performance Line(TM) and the Value-Line(TM). The Performance Line(TM) consists of four basic models targeted at applications that require continuous operation in high output, mission critical operations. These units provide a wide variety of option configurations, features, print widths, dot densities and speeds. The four units comprising the Value-Line(TM) are targeted at distributed printing applications where heavy duty cycles are less important. These units have fewer option configurations and features, but are offered at a significantly lower price. The A-100(TM) and A-300(TM) direct thermal Personal Printers, the Company's new offerings in the sub-$1,000 market, are targeted at applications where convenience, ease of use, small size and price are important to the user. The Company's 170PAX print engine is targeted at manufacturers of high speed automatic label applicator systems. This product contains options and performance characteristics not available on competitive products.

In addition to use in demand printing situations, the Company's products can also be used to meet customers' needs for continuous duty production of small or large quantities of custom bar code labels and other graphics, permitting on-site label production with less lead time and more efficient use of supplies than off-site printing can provide. Management believes that of the major on-site printing technologies, thermal transfer is best suited for most industrial applications. Thermal transfer printing produces dark and solid blacks and sharply defined lines which are important for printing readily scannable bar codes. In addition, thermal transfer printing creates the image very near the edge of the printer so that no blank areas must be fed out before the label exits the printer. Finally, this technology permits the use of many different label materials, adhesives and inks and produces durable images.

Thermal transfer printing creates an image by applying an electrically heated printhead onto a ribbon that releases ink onto labeling stock. It is a relatively low cost way to address the special needs of the Company's target customers because it results in excellent image quality, can be used with a wide variety of materials so long as they are smooth-surfaced, requires no specially coated or otherwise specially formulated labeling/ticketing stock and permits the use of certain inks which are not viable with alternate printing technologies. Direct thermal printing creates an image by applying the heated printhead directly to specially treated paper that changes color when heated. Direct thermal technology is preferable where image durability is less critical, and where the application does not require specialty labeling materials such as plastics or metal foils. The Company's Performance Line and Value Line printers are optimized for thermal transfer printing, although they can operate in direct thermal mode as well. Both Personal Printer products operate only in direct thermal mode.

The Company's printing systems incorporate Company-designed computer hardware, electro-mechanisms and software, which operate the printing functions of the system and communicate with the host computer. All Zebra printing systems, except the A-100 personal printer, operate using Zebra Programming Language ("ZPL(R)") and Zebra Programming Language II ("ZPL II(R)"), proprietary printer driver languages which were designed by the Company and are compatible with virtually all computer operating systems, including UNIX, MS/DOS and Windows. ZPL(R) and ZPL II(R) allow users of the Company's systems to replace older Zebra printers with newer equipment, which is plug and software compatible and therefore requires no reprogramming, to operate different
Zebra equipment for different applications using standardized programs and to integrate printers into a network using additional software available from the Company. Management believes ZPL(R) and ZPL II(R) give the Company a competitive strength by ensuring compatibility across the full family of the Company's present and future printer products and by facilitating system upgrades and customer loyalty to Zebra products. Certain independent software vendors have written label preparation programs with ZPL(R) and ZPL II(R) drivers specifically for Zebra printers. ZPL(R) and ZPL II(R) label format programs can be run on a personal computer with ordinary word processing programs, making ZPL(R) and ZPL II(R) particularly adaptable to PC-based systems.

In 1996, the Company upgraded the Zebra 105S printer to include 300 dpi capability. The Zebra 105S and 160S printers both feature a rugged metal case and full roll internal rewind at a Value-Line(TM) price. The Company's STRIPE(R) printer product line rounds out the Value-Line(TM) family of products. The Model S-500 at a list price of $1,795 and S-300 at a list price of $1,395 are the lowest priced printers in the Value-Line(TM). These units employ design concepts that have allowed the Company to offer these products at a lower price point in the market but with performance, quality, reliability and durability equal to more expensive models.

Also in 1996, the Company began shipping the 220XiII(TM) and the 170PAX print and apply engine from its Performance Line(TM) products. The Zebra 220XiII(TM) printer is a wide-web printer that rounds out the Performance Line(TM) family of printers which includes the 170XiII(TM), 140XiII(TM), and 90XiII(TM). These printers are based on an advanced electronics package that includes dual microprocessors based on RISC technology. As a result, these printers offer greatly increased print speed, dramatically reduced formatting time, improved throughput and image resolution. The 170PAX print and apply engine, also based on XiII electronics, is the Company's first product offering in the component sector of the automatic identification market.
The print and apply engine is designed to increase print speeds, reduce formatting times, and improve image resolution in comparison to competitive products.

Sales of the Company's printer line accounted for $122,127,000 of the Company's net sales in 1996, $106,781,000 in 1995, and $74,685,000 in 1994. These sales amounted to 72.0%, 71.9%, and 69.7% of the Company's total net sales in each of the last three years, respectively.

Supplies. The Company sells label/ticketing stock, custom labels and tags, and thermal transfer ribbons worldwide, to support its printing systems and systems users. Zebra supplies are selected for a particular user's needs based on the specific application and environment in which the labeling system must operate. Critical criteria include levels of abrasion, possible exposure to chemicals and liquids, variations in both the environment (such as temperature or humidity) in which the labels will be used and the surfaces to which the labels will be affixed. These factors are all taken into account in selecting the type of ribbon, the type of labeling material and the adhesive to be used. Zebra supplies include proprietary ribbon formulations developed according to Company specifications. Zebra develops its printers and supplies contemporaneously, as if they were a single unit, to optimize performance of Zebra printers and genuine Zebra supplies. Performance is typically measured as a function of both print speed and print quality and both of these factors can be adversely affected by the use of supplies that are not suited to particular printers. Because of the close relationship between the printing system, the supplies and the specific applications, the Company sells supplies together with printing systems. In addition, the Company sells supplies to existing users of its printing systems. Zebra promotes the use of Zebra supplies with Zebra equipment. Management believes that owners of Zebra's printing systems purchase Zebra supplies to attain peak performance and optimum print quality and to minimize costly downtime and malfunctions in their automatic identification systems. Supplies sales in 1996, 1995, and 1994 were $39,561,000, $36,033,000, and
$30,140,000, respectively, comprising 23.3%, 24.2%, and 28.1% of total net sales, respectively.

Software. In July 1995, the Company acquired Vertical Technologies, Inc., a software development company that provides PC-based bar code labeling, scanning, and tracking software targeted principally to small-and medium-sized businesses. In February 1996, the Company acquired the intellectual property of a UK-based partnership, Fenestra Computer Services, which provides a high-end label design software package specifically designed to optimize the performance of Zebra printers. In combination, these software products provide users with powerful PC-based, easy to use bar code label design and printing systems. The low-end Barcode AnythingTM Suite is distributed through PC software catalogs, PC distributors, and retailers and is intended to broaden the market for bar code systems to small-and medium-sized businesses, providing the opportunity for Zebra to sell additional products to these customers as their bar code requirements develop. The high-end Bar OneTM software is targeted at experienced bar code users and provides the capability to optimize the performance of Zebra printers through a powerful, easy to use Windows interface.

Maintenance Services. The Company provides service for its printing systems with depot repair at its Vernon Hills, Illinois facility and its distributors' locations, in addition to on-site service, which is provided by distributors and Wang Laboratories, Inc. ("Wang"). Under a service support agreement, Wang and the Company share the revenue for on-site service contracts sold by Wang for Zebra printing systems installed in the United States. The Company in turn provides maintenance parts as needed to repair units under contract. IBM also provides service for the Company's products. This technical support is available to end users and to the Company's distributors and resellers. International maintenance service is handled by the Company's distributors in each country, either directly or through service agents. Zebra provides service and technical support assistance from in-house support personnel located both in the United States and the United Kingdom who are available by telephone hotline five days a week during regular business hours.

Warranties. All Zebra printing equipment is warranted against defects in material and workmanship for six months. Zebra supplies are warranted against defects in material and workmanship for the stated shelf life or six months, whichever occurs first. Defective equipment and supplies may be returned to the Company for repair, replacement or refund during the applicable warranty periods.

Sales and Marketing
Sales. The Company sells its products in the United States and internationally through a multi-channel distribution system including distributors, value-added resellers ("VAR's"), original equipment manufacturers ("OEM's") and international accounts. Software is sold principally through the PC-retail channel and PC software catalogs, in addition to the Company's traditional channels. This multi-channel distribution system purchases, warehouses, and sells a variety of automatic identification components including printers, supplies, scanners, and application software, and brings system integration expertise to the end users. Two of the Company's distributors are classified as National Distributors because of their broad territorial representation within the United States. Other distributors have qualified for Zebra Solution Center (ZSC) status.
ZSC's carry the full range of Zebra printers and supplies, and focus on providing a Zebra bar code solution to their customers. VAR's, OEMs and systems integrators provide customers with a variety of automatic identification components including scanners, accessories, applications software and systems integration expertise, and, in the case of some OEM's, then resell the products under their own logos.

The Company utilizes 72 U.S. and approximately 100 international resellers. The resellers typically cover specific geographic areas of the United States and 70 other countries around the world. The Company has a subsidiary in the United Kingdom that serves as a sales office, product distribution warehouse and service center. For 1996, 1995, and 1994, sales to international customers comprised 44.2%, 44.2%, and 39.8%, respectively, of the Company's total net sales.

Because of the wide variety of end users and applications for the Company's products and because the Company's products are frequently integrated with products from other manufacturers to form a complete automatic identification system, management believes that it is more effective to sell printing systems principally through multiple distributors and resellers with defined market niche expertise and presence rather than directly to end users.
By forming relationships with distributors who serve various submarkets and types of end users and who have existing customers and in-place sales and distribution networks which identify new customers and sales opportunities, the Company is able to reach end users throughout the world in a variety of industries. The Company may designate a customer as a key account when purchases of Company products reach certain levels. Zebra sales personnel, together with the Company's distribution partners, manage these accounts to ensure their complete needs are met, including consistent support for projects and applications around the world.

Marketing. The Company's marketing operations include product management, marketing communications, technical services, training, market research and market development functions. The product management group specifies new products and product enhancements that create customer value, and manages product positioning and introductions.

The marketing services group operates as an internal advertising and public relations resource. This group, working with advertising agencies and contractors, creates advertising, brochures and documentation, manages trade show exhibits and places articles highlighting applications of Zebra products in trade and industry publications.

The technical services group offers technical support to the Company's distribution channels and end users of the Company's products. These services include, among other things, a hotline staffed by experienced technical personnel and, when necessary, trips to customer sites.

The Company's market research group is a strategic planning, research oriented group, which focuses on market definition and analysis of Company and competitor strengths. This group identifies and analyzes market opportunities for current, planned and potential products, and gathers and analyzes competitive and market intelligence.

The market development group is responsible for the development of new market opportunities and relationships with key customers, vendors and government regulatory and industry standards committees. This group also prepares speeches, application training programs and seminars which are presented around the world to industry and customer groups.

Customers
The Company estimates that it presently has over 225,000 bar code printing systems installed at approximately 22,000 user sites around the world. Sales to the Peak Technologies Group, Inc., one of the Company's National Distributors, accounted for more than 20% of the Company's total net sales in the year ended December 31, 1996.

Production and Manufacturing
The Company's strategy is to create and produce production designs which optimize product performance, quality, reliability, durability and versatility. These designs facilitate cost-efficient materials sourcing and assembly methods with high standards of workmanship. The Company has aggressively pursued a manufacturing strategy of increasing control over the manufacture of its hardware products by developing in-house capability to produce all mechanical and electronic assemblies, and it has designed many of its own tools, fixtures and test equipment. The Company's manufacturing engineering staff is dedicated to co-engineering new products with Zebra's new products engineers and with vendors, thereby creating products that are highly manufacturable, and to specifying and designing manufacturing processes and facilities simultaneously with product design. In addition to its' strategy of in-house production, the Company has implemented a manufacturing outsourcing program for its sub-$1,000 printers in an effort to expand its' manufacturing options.

Research and Development
The Company devotes significant resources to developing new products to serve the needs of targeted markets, providing bar code solutions to users of the Company's printing systems and developing new and reliable products that have a high degree of manufacturability. The Company's research and development expenditures were $10,452,000, $8,185,000, and $5,835,000, in 1996, 1995, and 1994, respectively.

Competition
The Company considers its direct competition to be the providers of thermal transfer and direct thermal printing systems and supplies to the "demand printing" environment rather than the larger group of companies engaged in the design, manufacture and marketing of standard computer and label printers and/or other equipment for automated data collection systems, such as scanners or data collection devices. Competition in the thermal transfer and direct thermal market depends on a number of factors, including reliability, quality and reputation of the manufacturer and its products, hardware innovations and specifications, information systems connectivity, price, level of technical support, supplies and applications support offered by the manufacturer, and available distribution channels.

The Company's principal competitors in the thermal transfer and direct thermal bar code printing systems and supplies markets, many of which have substantially greater resources than the Company, include: Intermec Corporation, a subsidiary of Western Atlas Corporation, which manufactures bar code readers, scanning wands, laser scanners, labels and label printers; Sato, a manufacturer of thermal transfer bar code printers and printer supplies; TEC, which manufactures a broad range of electronic products including bar code printers; Datamax Corporation, a manufacturer of mid-range thermal transfer printers; United Barcodes International
(UBI), who competes with the Company principally in Europe; and Eltron International, a manufacturer of low cost thermal and thermal transfer printers.

Various other methods of bar code printing exist, but the Company believes that thermal transfer printing will be the technology of choice in Zebra's target markets for the foreseeable future. Among the many advantages of thermal transfer printing is its ability to print high resolution images on a wide variety of label materials at a relatively low cost compared to alternative printing technologies.
Although there is no assurance that a new technology will not supplant thermal transfer printing, the Company is not aware of any developing technology which offers the advantages of thermal transfer printing for the Company's target markets.

Intellectual Property Rights
The Company, through its subsidiary Zebra Domestic Intangibles, Inc., currently holds U.S. trademarks on the words "STRETCH", "Value-Line", "Performance Line", "220XiII", "170XiII", "140XiII", and "90XiII" and holds U.S. registered trademarks on the Company's Zebra head logo and the words or marks "Zebra", "ZPL", "ZPL II", "STRIPE", "Element Energy Equalizer", "E2", and "Z- Ultimate". The Company, through its subsidiary Zebra International Intangibles, Inc., holds trademarks on the word "Zebra" and the Company's Zebra head logo in France, Canada, Germany, the United Kingdom, Sweden and China. The Company actively protects these trademarks. Zebra relies on a combination of trade secrets, copyright laws and contractual rights to establish and protect its proprietary rights in its products. For example, the firmware in Zebra's printing systems is copyrighted and the Company's specifications for certain inks and supplies are treated by the Company as trade secrets and disclosed subject to confidentiality agreements. The Company does not believe that the legal protections afforded to its intellectual property rights are fundamental to its success.

Other trademarks mentioned in this report include IBM, which is a registered trademark of International Business Machines Corporation; UNIX, which is a registered trademark of UNIX Systems Laboratories, Inc.; and MS/DOS and Windows, which are registered trademarks of Microsoft Corporation.

Employees
As of March 1, 1997, the Company employed 627 persons. None of these employees are unionized. The Company considers its relationship with its employees to be excellent.


ITEM 2.  PROPERTIES

The Company conducts its operations from a custom-designed facility in Vernon Hills, Illinois (north suburban Chicago), which provides approximately 167,628 square feet of space. Approximately 61,428 square feet have been allocated to office and laboratory functions with 106,200 square feet allocated to manufacturing and warehouse functions. This facility was constructed for the Company in 1989, expanded in 1993, 1994, and 1995, and is owned and leased to the Company, under a lease terminating on March 31, 2003, by Unique Building Corporation, a corporation owned in part by Edward Kaplan and Gerhard Cless, both executive officers and directors of the Company.

An additional 2.4 acre parcel of land adjacent to the Company's facility is also owned by Unique Building
Corporation and available to the Company for expansion.

The Company leases 6,092 square feet of office space in Vernon Hills, Illinois that is occupied by the Company's
Personal Printer Division. The lease extends through June of 1998.

The Company established a branch in the United Kingdom in late 1990, which was incorporated as a subsidiary in 1993. This subsidiary, Zebra Technologies Europe Limited, moved in 1994 to a new facility at High Wycombe outside London in the United Kingdom. This facility, which consists of 17,100 square feet leased by the Company, serves as a sales office, product distribution point and service center for sales in the United Kingdom and as headquarters for all European operations.

In September 1993, the Company purchased the assets of a label conversion company in Preston, England, incorporating it as a subsidiary under the name Zebra Technologies Preston Limited. This subsidiary is intended to improve the Company's ability to service its European customers with custom and Zip-Ship labeling materials. In 1994, Zebra Technologies Preston moved to a larger facility in Preston, occupying 19,400 square feet of leased manufacturing and office space.

In July 1995, the Company purchased all of the outstanding stock of a PC-based bar code software company in Sandy, Utah, incorporating it as a subsidiary under the name Zebra Technologies VTI, Inc. (Zebra VTI). This subsidiary is intended to open new markets to the Company by expanding the use of bar code technology in the small- and medium-sized business market. Zebra VTI leases a 4,221 square foot facility in Sandy, Utah, consisting of both manufacturing and office space.

ITEM 3.  LEGAL PROCEEDINGS

On March 6, 1996, the Company and Zebra VTI filed a complaint against David Carter and William Flury, former officers of Zebra VTI, in the Circuit Court of the Nineteenth Judicial Circuit, Lake County, Illinois. The complaint (i) alleges breach by Messrs. Carter and Flury of various representations and warranties contained in the Agreement and Plan of Reorganization dated July 5, 1995 (the "Agreement"), for which damages in excess of $4.0 million are sought, and (ii) alleges that with respect to matters represented in the Agreement, Mr. Carter knew that his representations were false, for which compensatory and punitive damages in an unspecified amount are sought.

On March 15, 1996, Messrs. Carter and Flury filed suit against the Company and Zebra VTI in the Third Judicial District Court in Salt Lake County, Utah, alleging, inter alia, that the Company and Zebra VTI wrongfully terminated their employment agreements thereby breaching such agreements and an incentive compensation pool agreement dated July 5, 1995. The complaint seeks aggregate compensatory damages in excess of $8.0 million, punitive damages, rescission of the Agreement and payment of the plaintiffs' costs and fees. In addition, on March 25, 1996, Messrs. Carter and Flury filed a motion for a preliminary injunction enjoining Zebra VTI from terminating their employment agreements. The Company and Zebra VTI deny the allegations and intend to vigorously defend the action and to oppose the motion for preliminary injunction.

On April 4, 1996, the Company and Zebra VTI filed Motions to Strike the Preliminary Injunction motion and, in addition, a Motion to Stay the Utah litigation, pending resolution of the prior pending Illinois action. On June 24, 1996 the Utah court granted Zebra's Motion to Stay and has stayed the Utah case pending conclusion of the Illinois action.

On September 24, 1996, the Company and Zebra VTI filed an Amended Complaint which expanded upon the allegations and theories of the prior complaint, including seeking additional damages. On Novemebr 24, 1996 Messrs. Carter and Flury filed an answer denying the material allegations of the Amended Complaint, asserting affirmative defenses thereto and asserting counter claims against both the Company and Zebra VTI, similar in nature to the claims they had previously asserted in the Utah case. The Company and Zebra VTI have denied the allegations of those counterclaims.

Discovery is currently proceeding and is scheduled to close on June 30, 1997. A trial date is scheduled for August 18, 1997. Zebra intends to vigorously prosecute its claim and defend against the counterclaim.

In addition to the matters described above, the Company presently is involved in various lawsuits which are incidental to the ordinary conduct of its business. The Company does not believe that any such matters will have a material adverse effect on the Company's business, financial condition, or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 1996.

PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

Stock Information

Price Range of Common Stock
The Company's Class A Common Stock is traded on the Nasdaq
National Market under the symbol ZBRA. The following table shows the high and low closing prices as reported by Nasdaq for each quarter during the last two years.

Fiscal 1996      High     Low     Fiscal 1995      High     Low
First Quarter   $35.25   $25.25   First Quarter   $21.38   $18.13
Second Quarter  $27.88   $17.75   Second Quarter  $27.13   $19.50
Third Quarter   $26.25   $15.50   Third Quarter   $32.00   $26.63
Fourth Quarter  $31.50   $23.13   Fourth Quarter  $34.50   $23.38

At March 21, 1997, the last reported sale price for the Class A Common Stock was $23.50 and there were 575 and 14 holders of record of the Company's Class A Common Stock and Class B Common Stock, respectively.

Since the Company's initial public offering in 1991 the Company has not declared any cash dividends or distributions on its capital stock. The Company currently intends to retain its earnings to finance future growth and therefore does not anticipate paying any cash dividends in the foreseeable future.


ITEM 6.  SELECTED FINANCIAL DATA

(Dollars in thousands, except per share amounts)

		                1996       1995       1994      1993      1992
Net sales      $169,715   $148,593   $107,103   $87,456   $58,711
Gross profit    $81,919    $70,987    $52,023   $43,567   $28,992
Income from
  operations (1)$38,218 (2)$32,525    $30,343   $24,897   $15,407
Net income   (1)$28,915 (2)$22,564    $21,073   $18,255   $11,843
Net income
  per share  (1)  $1.19 (2)  $0.94      $0.88     $0.76     $0.50
Total assets   $163,283   $131,071    $95,043   $76,697   $54,845
Long-term
  obligations    $2,326     $2,177       $236      $293      $347

(1) Reflects a pre-tax charge for acquired in-process technology of $1,117 relating to the Company's acquisition of Fenestra Computer Services.
(2) Reflects a pre-tax charge for acquired in-process technology of $6,028 relating to the Company's acquisition of VTI.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations
Revenues. During 1996, Zebra's net sales were $169,715,000, increasing by 14.2% from net sales of $148,593,000 in 1995. Net sales in 1994 were $107,103,000. Net sales growth in both 1995 and 1996 is attributed to unit growth, as the average unit price of the Company's printer products declined due to product mix changes and price reductions on certain products.

Printers vs. supplies. Zebra sells printer products, software and related supplies, which consist of self-adhesive labels and thermal transfer ribbons. In 1996, printer sales were $122,127,000 (72.0% of net sales), supplies sales were $39,561,000 (23.3% of net sales), and software and service revenues accounted for $8,027,000 (4.7% of net sales). In 1995, printer sales were $106,782,000 (71.9% of net sales) and supplies sales were $36,033,000 (24.2% of net sales), and software and service revenues were $5,778,000 (3.9% of net sales). In 1994, printer sales were $74,686,000 (69.7% of net sales), supplies sales were $30,140,000 (28.1% of net sales). The remaining 1994 sales consist of service and other revenue sources.

International sales. Zebra products are sold through an international network of resellers in over 70 countries. International sales in 1996 were $75,055,000, an increase of 14.2% over 1995 international sales of $65,720,000. International sales comprised 44.2% of net sales in both years. In 1994, international sales were 39.8% of net sales, or $42,631,000. Management believes that international sales will continue to grow faster than domestic sales due to the lower penetration of bar code systems outside the United States.

Gross margins. Gross margins increased slightly in 1996 to 48.3% of net sales, compared to 47.8% of net sales in 1995.
Margins were 48.6% in 1994. The increase in gross margins in 1996 is attributed to the Company's increased sales in higher margin printers and software. Supplies sales, which is a lower portion of total sales in 1996, provide a lower gross margin than the other product lines.

Sales and marketing expenses. Total sales and marketing expenses increased by $3,901,000 in 1996, to reach $18,428,000 or 10.8% of net sales, compared to 1995 expenses of $14,527,000 or 9.8% of net sales. In 1994, the Company incurred $9,011,000 of sales and marketing costs, or 8.4% of net sales. The increasing trend in sales and marketing expenses as a percentage of net sales over the past three years is principally the result of expenses related to development of the PC retail channel and expansion of the Company's sales infrastructure needed to support international sales, particularly with respect to Europe. The Company's acquisition of Vertical Technologies, Inc. in July of 1995, resulted in a significant expansion of sales and marketing expenses directly related to establishing and maintaining a position in the PC retail channel. Market development expenses and product promotion costs will continue to be a key element of the success of these products in the market. In addition, the Company expanded its High Wycombe-based sales and marketing organization in order to support the growth of its distribution channels in Europe. These expenses include additional funds to promote the Zebra brand in specific national markets within Europe.

Research and development. Research and development expenses increased by 27.7% in 1996, to $10,452,000, from $8,185,000 in 1995, and $5,835,000 in 1994. As a percentage of net sales, these expenses increased to 6.2% in 1996 compared to 5.5% in 1995, and 5.4% in 1994. The increase in research and development expenses as a percentage of sales was primarily the result of increased staffing to support new product development as the Company introduced a significant number of new products in 1996. The Company will continue to invest significant amounts in new product development as management believes that a steady stream of new products is vitally important to the Company's future sales growth.

General and administrative expenses. General and administrative expenses increased by 37.7% to $13,388,000 or 7.9% of net sales in 1996, compared to $9,722,000, or 6.5% of net sales in 1995. Included among the 1996 expenses are $739,000 of amortization of intangible assets and goodwill resulting from the acquisitions of Vertical Technologies, Inc. and Fenestra Computer Services. In 1994, general and administrative expenses were $6,834,000, or 6.4% of net sales. The increased level of general and administrative expenses in 1996 and 1995 was caused principally by higher staffing levels plus increased usage of professional services. In addition, 1996 expenses include increased information systems costs related to the Company's enterprise-wide software implementation project.

Acquired in-process technology. The charge for acquired in-process technology in 1996 relates to the Company's acquisition of software technologies as part of the acquisition of Fenestra Computer Services in the first quarter of 1996. This acquisition was accounted for under the purchase method, which requires that the purchase price be allocated to the fair market value of the assets acquired. Among these assets was in-process technology (projects that had not reached technological feasibility and had no alternative future use) that was valued at $1,117,000. Accounting rules require that this asset be immediately expensed. Intangible assets and goodwill resulting from the acquisition are being amortized over periods of between three and ten years.

Other income. Other income, which consists of investment income and gains on the sales of securities (net of interest expense), increased by 17.8% in 1996 to $6,418,000, from $5,448,000 in 1995. The substantial increase in investment income is the result of larger investment balances as well as the recognition of gains resulting from the liquidation of certain security positions in 1996. Other income in 1995 was up 115.1% from $2,533,000 in 1994, again, principally due to gains on the Company's investment portfolio.

Income before income taxes. Income before income taxes for 1996 was $44,636,000, or 26.3% of net sales, an increase of 17.5% from $37,973,000, or 25.6% of net sales, in the previous year. In 1994, income before income taxes was $32,876,000, or 30.7% of net sales.

Provision for income taxes. The provision for income taxes in 1996 was $15,721,000, or 35.2% of income before income taxes. The provision for income taxes in 1995 was $15,409,000, or 40.6% of income before income taxes. In 1994, the provision for income taxes was $11,803,000, representing 35.9% of income before income taxes. The decrease in the effective tax rate in 1996 from 1995 was due to the 1995 non-deductibility for tax purposes of the acquired in-process technology charge and goodwill amortization related to the acquisition of Vertical Technologies, Inc. Excluding these amounts, the Company's provision for taxes in 1995, would have been 34.8% of pre-tax income.

Net income. Net income in 1996 was $28,915,000, or $1.19 per share, based on 24,203,000 average shares outstanding. In 1995, net income was $22,564,000, or $0.94 per share, based on 24,113,000 average shares outstanding during the year. In 1994, net income was $21,073,000, or $0.88 per share, based on 24,034,000 average shares outstanding. Outstanding shares have all been adjusted for the two-for-one stock split effective December 28, 1995. As a percentage of net sales, net income increased for 1996 to 17.0% of net sales compared to 15.2% in 1995, and 19.7% in 1994. The decrease in net income as a percentage of sales in 1995 compared to 1994 was due to the increased operating expenses and write-off of acquired in-process technology related to the acquisition of Vertical Technologies, Inc., as previously described. Similar expenses and write-offs incurred in 1996 related to the acquisition of Fenestra Computer Services were considerably lower, and consequently, had less of an impact on net income.

Liquidity and Capital Resources
Internally generated funds from operations are the primary source of liquidity for the Company. The Company has long-term obligations of $2,326,000 as of December 31, 1996, which consist of $1,999,000 and $212,000 of deferred payouts owed to the former shareholders of Vertical Technologies, Inc. and Fenestra Computer Services, respectively, and $115,000 of deferred rent and capitalized lease obligations. As of December 31, 1996, the Company had $94,540,000 in cash and marketable securities compared to $71,858,000 at the end of 1995. The Company has a $6,000,000 unsecured line of credit plus an additional $4,000,000 unsecured revocable line of credit with its bank. These credit facilities are priced at either the prime rate or 150 basis points over the London Inter-bank Offer Rate (LIBOR), at the Company's discretion. As of December 31, 1996, the Company had no outstanding borrowings under its lines of credit. Capital expenditures in 1996 were $5,994,000, compared to $4,333,000 in 1995, and $2,116,000 in 1994. Management believes that existing capital resources and funds generated from operations are sufficient to finance anticipated capital requirements.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and schedule of the Company are annexed to this Report as pages F-1 through F-14. An index to such materials appears on page F-1.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information in response to this item is incorporated by reference from the Proxy Statement sections entitled
"Election of Directors" and "Executive Officers."


ITEM 11.  EXECUTIVE COMPENSATION

The information in response to this item is incorporated by reference from the Proxy Statement section entitled
"Executive Compensation and Certain Transactions."


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT

The information in response to this item is incorporated by reference from the Proxy Statement section entitled
"Security Ownership of Management and Certain Beneficial
Owners."


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information in response to this item is incorporated by reference from the Proxy Statement section entitled
"Executive Compensation and Certain Transactions."

PART IV


ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
REPORTS ON FORM 8-K

The financial statements and schedule filed as part of this report are listed in the accompanying Index to Financial
Statements and Schedule. The exhibits filed as a part of this report are listed in the accompanying Index to Exhibits. No reports on Form 8-K were filed by the Company during the last quarter of the period covered by this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of March, 1997.

				                       ZEBRA TECHNOLOGIES CORPORATION

	                 		       By:    /s/ EDWARD L.  KAPLAN
					                             Edward L.  Kaplan
					                             Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature                     Title                 Date

/s/EDWARD L.  KAPLAN          C.E.O. and            Mar. 26, 1997
   Edward L.  Kaplan          Chairman (Principal
			                           Executive Officer)

/s/GERHARD CLESS              Executive Vice Pres.  Mar. 26, 1997
   Gerhard Cless              and Director

/s/CHARLES R. WHITCHURCH      C.F.O. and            Mar. 26, 1997
   Charles R. Whitchurch      Treasurer (Principal
			                           Financial and Accounting Officer)

/s/CHRISTOPHER G. KNOWLES     Director              Mar. 26, 1997
   Christopher G.  Knowles

/s/DAVID P. RILEY             Director              Mar. 26, 1997
   David P. Riley

/s/MICHAEL A. SMITH           Director              Mar. 26, 1997
   Michael A. Smith

ZEBRA TECHNOLOGIES CORPORATION

INDEX TO EXHIBITS

3.1   *         Certificate of Incorporation of the
Registrant.
3.2   *         Bylaws of the Registrant.
3.3   ****      Amendment to Bylaws of the Registrant.
4.0   *         Specimen stock certificate representing Class A
	              	Common Stock.
10.1  *         Stock Option Plan.  +
10.2  **        Stock Purchase Plan (as Amended and Restated).  +
10.3  *         Form of Indemnification Agreement between the
		              Registrant and each of its directors.
10.4  *         Lease between the Registrant and Unique Building
	              	Corporation for the Registrant's facility in
              		Vernon Hills, Illinois, as amended.
10.5  *         Employment Agreement between the Registrant and
              		John H. Kindsvater, Jr.  +
10.7  *         Employment Agreement between the Registrant and
              		Clive P. Hohberger.  +
10.8  *         Guaranty by the Registrant of certain obligations.
10.9  *         Forms of Distributor Agreement.
10.10 ***       Directors' Stock Option Plan.  +
10.11 ****      Employment Agreement between the Registrant and
                		Charles R. Whitchurch.  +
10.13 ****      Form of Authorized Zebra Solution Center Agreement.
10.14 ****      Credit Agreement with American National Bank and
              		Trust Company of Chicago.
10.15 ****      Description of Executive Officer Bonus Plan. +
10.16 *****     Amendment to the lease between the Registrant and
		              Unique Building Corporation for the Registrant's facility in Vernon Hills, Illinois, dated April 1, 1993.
10.17 ******    Amendment to the lease between the Registrant and
		              Unique Building Corporation for the Registrant's facility in Vernon Hills, Illinois, dated
                December 1, 1994.
10.18           Amendment to the lease between the Registrant and
		              Unique Building Corporation for the Registrant's facility in Vernon Hills, Illinois, dated
                June 1,	1996.
10.19           Amendment to the lease between the Registrant and
		              Unique Building Corporation or the Registrant's facility in Vernon Hills, Illinois, dated June 2,
	              	1996.
10.20 *******   Employment Agreement between the Registrant and
		              Thomas C. Beusch.+
10.21 *******   Employment Agreement between the Registrant and
		              Jeffrey K. Clements.+
10.22 *******   Employment Agreement between the Registrant and
		              Jack A. LeVan.+
21.0            Subsidiaries of the Registrant.
23.0            Report and Consent of KPMG Peat Marwick LLP,
	              	independent auditors (included on page S-1 of
              		this Annual Report on Form 10-K).
27.1            Financial Data Schedule
----------------------------------
*       Previously filed with the Securities and Exchange
Commission as an Exhibit to the Company's Registration
Statement on Form S-1, as amended, File No. 33-41576, and incorporated herein by reference.

**      Previously filed with the Securities and Exchange
Commission as an Exhibit to the Company's Registration
Statement on Form S-8, as amended, File No. 33-44706, and incorporated herein by reference.

***     Previously filed with the Securities and Exchange
Commission as an Exhibit to the Company's Annual
Report on Form 10-K for the fiscal year ended December 31, 1991, and incorporated herein by reference.

****    Previously filed with the Securities and Exchange
Commission as an Exhibit to the Company's Annual
Report on Form 10-K for the fiscal year ended December 31, 1992, and incorporated herein by reference.

*****   Previously filed with the Securities and Exchange
Commission as an Exhibit to the Company's Annual
Report on Form 10-K for the fiscal year ended December 31, 1993, and incorporated herein by reference.

******  Previously filed with the Securities and Exchange
Commission as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, and incorporated herein by reference.

******* Previously filed with the Securities and Exchange
Commission as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, and incorporated herein by reference.

+       Management contract or compensatory plan or
arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.

(b)     Reports on Form 8-K

The Company did not file any reports on Form 8-K during the last quarter of the period covered by this Annual Report on Form 10-K.

EXHIBIT 10.18

AMENDMENT TO INDUSTRIAL BUILDING LEASE

THIS AMENDMENT TO INDUSTRIAL BUILDING LEASE is dated as of June 1, 1996, by and between ZEBRA TECHNOLOGIES CORPORATION, as Lessee, and UNIQUE BUILDING CORPORATION, as Lessor for the Property commonly known as 333 Corporate Woods Parkway, Vernon Hills, Illinois (the "Property").

WHEREAS, on May 15, 1989, Lessor and Lessee executed an
Industrial Building Lease (the "Lease") for the Property for a term commencing September 1, 1989 and expiring August 31, 1999;

WHEREAS, on July 1, 1991, April 1, 1993, December 1, 1994, and October 1, 1995, Lessor and Lessee entered into several amendments to the Lease (collectively, the "Amendments") whereby additional premises were added to the Property and leased by Lessee for the term and the rent set forth in the Amendments.

WHEREAS, Lessee desires to lease additional premises at the Property in the mezzanine level and Lessor desires to lease said premises to Lessee on the terms and conditions set forth herein;

NOW THEREFORE, in consideration of Ten and NO/100 Dollars, and other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged by the parties, Lessor and Lessee hereby agree as follows:

1. Lessee hereby leases from Lessor the premises commonly known as the area above the second floor mezzanine as set out on Exhibit A attached hereto (the "Mezzanine Premises").

2.  The term for the Mezzanine Premises will commence June
1, 1996, and expire March 31, 2008.  Base Rent for the
Mezzanine Premises will be a s follows:

   (i)   June 1, 1996 through March 31, 2003 - $8,554 per
month;

   (ii)  April 1, 2003 through March 31, 2008 - $10,812 per
	 month.

3.  The effective date of this Amendment is June 1, 1996.

4. Except as they may have been modified by anything set forth in this Amendment, all of the terms and provisions of the Lease and Amendments are hereby ratified and confirmed by the parties hereto as being in full force and effect.

5. In the event of a conflict between the terms and conditions of the Lease and Amendments and this Amendment to Lease, the provisions of this Amendment to Lease shall prevail.

IN WITNESS WHEREOF, the parties hereto have set their hands and seals as of this 1st day of June, 1996.


LESSEE:                              LESSOR:

ZEBRA TECHNOLOGIES CORPORATION       UNIQUE BUILDING CORPORATION

BY:  /s/ Edward L. Kaplan             BY:  /s/ Edward L. Kaplan
TITLE:  CEO                          TITLE:  President

EXHIBIT 10.19

AMENDMENT TO INDUSTRIAL BUILDING LEASE

THIS AMENDMENT TO INDUSTRIAL BUILDING LEASE is dated as of June 1, 1996, by and between ZEBRA TECHNOLOGIES CORPORATION, as Lessee, and UNIQUE BUILDING CORPORATION, as Lessor for the Property commonly known as 333 Corporate Woods Parkway, Vernon Hills, Illinois (the "Property").

WHEREAS, on May 15, 1989, Lessor and Lessee executed an
Industrial Building Lease (the "Lease") for the Property for a term commencing September 1, 1989 and expiring August 31, 1999;

WHEREAS, on July 1, 1991, April 1, 1993, December 1, 1994, October 1, 1995, and June 1, 1996, Lessor and Lessee entered into several amendments to the Lease (collectively, the "Amendments") whereby additional premises were added to the Property and leased by Lessee for the term and the rent set forth in the Amendments.

WHEREAS, Lessee and Lessor desire to summarize all the Premises leased at the Property by Lessee;

WHEREAS, Lessee and Lessor desire to amend the Base Rent paid by Lessee for the Premises under the Lease and Amendments.

NOW THEREFORE, in consideration of Ten and NO/100 Dollars, and other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged by the parties, Lessor and Lessee hereby agree as follows:

1. Lessor and Lessee agree that all premises and parking areas leased at the Property by Lessee pursuant to the Lease, the Amendments and this Amendment to Industrial
Building Lease are described as follows:

The real estate, including parking areas and all improvements thereon containing approximately 167,625 square feet (including Mezzanine Premises) located at 333 Corporate
Woods Parkway, Vernon Hills, Illinois and legally described as follows:

Lots 113 through 121 in the Corporate Woods, being a Subdivision of portions of Section 9, 10, 15, and 16,
Township 43 North, Range 11, East of the Third Principal
Meridian according to the Plat thereof recorded August 5, 1986 as Document 2468419 and recorded October 22, 1986 as
Document 2496355 and amended by Letter of Amendments recorded as Document 2561505 and 2585702, in Lake County,
Illinois (collectively, the "Premises").

2. The Lease as hereto amended is hereby further amended to provide that the term of the Lease for the entire Premises
(to the extent not already provided) is extended to March
31, 2008.

3. The parties acknowledge and agree that the Base Rent for the entire Premises is currently as follows:

   (i) As of the date hereof and for the period through March 31, 1998: $105,053.00 per month;

   (ii)  For the period of April 1, 1998 through August 31,
1999:  $111,997.00 per month.

The parties further agree that the lease is hereby further amended to provide that the Base Rent for the entire premises for the remainder of the term subsequent to August
31, 1999 shall be as follows:

   (i)   For the period of September 1, 1999 through March
31, 2003:  $115,355.00 per month;

   (ii)  For the period of April 1, 2003 through March 31,
2008:  $127,570.00 per month.

4. Except as they may have been modified by anything set forth in this Amendment, all of the terms and provisions of the Lease and Amendments are hereby ratified and confirmed by the parties hereto as being in full force and effect.

5. In the event of a conflict between the terms and conditions of the Lease and Amendments and this Amendment to Lease, the provisions of this Amendment to Lease shall prevail.

IN WITNESS WHEREOF, the parties hereto have set their hands and seals as of this 2nd day of June, 1996.


LESSEE:                              LESSOR:

ZEBRA TECHNOLOGIES CORPORATION       UNIQUE BUILDING CORPORATION

BY:  /s/ Edward L. Kaplan             BY:  /s/ Edward L. Kaplan
TITLE:  CEO                          TITLE:  President

EXHIBIT 21

SUBSIDIARIES OF REGISTRANT

Zebra Technologies Corporation, V.I.  Ltd., a U.S.  Virgin
Islands corporation

ZIH Corp., a Delaware corporation

Zebra Technologies Europe Limited, a U.K. limited liability company

Zebra Technologies Preston Limited, a U.K. limited liability company

Zebra International Intangibles, Inc., a Delaware corporation

Zebra Domestic Intangibles, Inc., a Delaware corporation

Zebra Technologies VTI, Inc., a Utah corporation

EXHIBIT 27.1

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

Item Number   Item Description                        Amount
5-02(1)       Cash and cash items                   $5,167,754
5-02(2)       Marketable securities                 89,372,434
5-02(3)(a)(1) Notes and accounts receivable-trade   32,307,765
5-02(4)       Allowances for doubtful accounts        (959,796)
5-02(6)       Inventory                             21,503,199
5-02(9)       Total current assets                 148,995,948
5-02(13)      Property, plant and equipment         22,124,722
5-02(14)      Accumulated depreciation             (10,796,296)
5-02(18)      Total assets                         163,283,662
5-02(21)      Total current liabilities             20,194,136
5-02(30)      Common stock                             242,404
5-02(31)      Other stockholder's equity           140,212,654
5-02(32)      Total liabilities and stockholders'
            		equity                               163,283,662
5-03(b)1(a)   Net sales of tangible products       166,760,133
5-03(b)1      Total revenues                       169,715,559
5-03(b)2(a)   Cost of tangible goods sold           86,767,554
5-03(b)2      Total costs and expenses applicable
            		to sales and revenues                 87,796,336
5-03(b)3      Other costs and expenses              43,059,483
5-03(b)5      Provision for doubtful accounts
            		and notes                                641,892
5-03(b)(8)    Interest and amortization of
	            	debt discount                             19,896
5-03(b)(10)   Income before income taxes            44,636,698
5-03(b)11     Income tax expense                    15,721,227
5-03(b)(14)   Income/loss                           28,915,470
5-03(b)(19)   Net income or loss                    28,915,470
5-03(b)(20)   Earnings per share-primary                 $1.19
5-03(b)(20)   Earnings per share-fully diluted           $1.19

ZEBRA TECHNOLOGIES CORPORATION

INDEX TO FINANCIAL STATEMENTS AND SCHEDULE


Page

(1) Financial Statements:

Independent Auditors' Report                               F-2

Consolidated Balance Sheets as of December 31, 1996
  and 1995                                                 F-3

Consolidated Statements of Earnings for the years
  ended December 31, 1996 , 1995, and 1994                 F-4

Consolidated Statements of Cash Flows for the years
  ended December 31, 1996, 1995, and 1994                  F-5

Consolidated Statements of Stockholders' Equity for
the years ended December 31, 1996, 1995, and 1994          F-6

Notes to Consolidated Financial Statements                 F-7

(2) Financial Statement Schedule:

The following financial statement schedule is included herein:

Schedule II - Valuation and Qualifying Accounts            F-14

All other financial statement schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Zebra Technologies Corporation:

We have audited the accompanying consolidated balance sheets of Zebra Technologies Corporation and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Zebra Technologies Corporation and Subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.


	                            				    KPMG Peat Marwick LLP
Chicago, Illinois
February 7, 1997

ZEBRA TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEETS

In thousands, except share data

				                                  December 31,   December 31,
	                                   				 1996           1995
ASSETS
Current assets:
Cash and cash equivalents               $5,168        $10,017
Investments and marketable securities   89,372         61,841
Accounts receivable, net of allowance
  of $960 in 1996 and $349 in 1995      31,631         24,887
Inventories                             21,503         20,365
Prepaid expenses                         1,322          1,379
Deferred income taxes                        0            787
Total current assets                  $148,996       $119,276
Machinery and equipment at cost, less
  accumulated depreciation and
  amortization                          11,328          8,319
Other assets                             2,812          3,476
Deferred income taxes                      147              0
TOTAL ASSETS                          $163,283       $131,071
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                       $12,200        $11,268
Accrued liabilities                      4,180          4,012
Short-term note payable                      1             37
Current portion of obligation under
  capital lease with related party          62             59
Income taxes payable                     3,750          4,067
Total current liabilities              $20,193        $19,443
Obligation under capital lease with
  related party, less current portion      115            177
Long-term obligation                     2,211          2,000
Other                                      308            121
Deferred income taxes                        0          1,124
Total liabilities                      $22,827        $22,865
Stockholders' equity:
Preferred Stock, $.01 par value;
  10,000,000 shares authorized.  None
  outstanding.                               0              0
Class A Common Stock, $.01 par value;
  35,000,000 shares authorized,16,924,973
  and 16,865,500 shares issued and
  outstanding in 1996 and 1995,
  respectively                             169            169
Class B Common Stock, $.01 par value;
  35,000,000 shares authorized,7,315,404
  and 7,318,062 shares issued and
  outstanding in 1996 and 1995,
  respectively                              73             73
Additional paid-in capital              30,386         29,645
Retained earnings                      108,624         79,709
Unrealized holding loss on investments      (6)        (1,166)
Cumulative translation adjustment        1,210           (224)
Total stockholders' equity            $140,456       $108,206
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                              $163,283       $131,071

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF EARNINGS

In thousands, except per share data

	                                   				Years Ended
			                       December 31,  December 31,  December 31,
			                          1996          1995          1994
Net sales                 $169,715      $148,593      $107,103
Cost of sales               87,796        77,606        55,080
Gross profit               $81,919       $70,987       $52,023
Operating expenses:
Sales and marketing         18,429        14,527         9,011
Research and development    10,452         8,185         5,835
General and administrative  13,388         9,722         6,834
Merger costs                   315             0             0
Acquired in-process
   technology                1,117         6,028             0
Total operating expenses   $43,701       $38,462       $21,680
Income from operations     $38,218       $32,525       $30,343
Other income (expense):
 Investment income           6,259         5,262         2,709
 Interest expense              (87)          (59)         (327)
 Other, net                    246           245           151
Total other income          $6,418        $5,448        $2,533
Income before income taxes  44,636        37,973        32,876
Income taxes                15,721        15,409        11,803
Net income                 $28,915       $22,564       $21,073
Net income per share         $1.19         $0.94         $0.88
Average shares outstanding  24,203        24,113        24,034

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Dollars in thousands

	                                   				    Years Ended
				                               Dec. 31,   Dec. 31,   Dec. 31,
				                                 1996       1995       1994
Cash flows from operating activities:
Net income                         $28,915    $22,564    $21,073
Adjustments to reconcile net
  income to net cash (used in)
  provided by operating activities,
  net of acquistion:
   Depreciation and amortization     3,839      2,219      1,382
   Acquired in-process technology    1,117      6,028          0
   Unrealized appreciation in market
     value of investments and
     marketable securities          (2,483)    (2,061)         0
   (Increase) in accts receivable   (6,744)    (7,295)    (1,773)
   (Increase) in inventories        (1,138)    (3,193)    (2,497)
   (Increase) decrease in other
      assets                           132     (1,884)       (81)
   Increase in accounts payable        932      3,867      1,564
   Increase in accrued expenses        355      1,003       (409)
   Increase (decrease) in income
     taxes payable                    (317)     1,791        (22)
   (Decrease) in deferred income
     taxes                            (484)      (815)      (340)
   Net increase (decrease) in other
     operating activities            1,491        927       (256)
   Net sales (purchases) of
     investments and marketable
     securities                    (24,153)   (11,460)    14,964
Net cash provided by operating
  activities                        $1,462    $11,691    $33,605

Cash flows from investing activities:

   Purchases of machinery and
     equipment                      (5,994)    (4,333)    (2,116)
   Payment for acquisition            (962)    (2,550)         0
   Net purchases (sales) of
     investments and marketable
     securities                        265     (6,147)   (20,010)
Net cash used in investing
  activities                       $(6,691)  $(13,030)  $(22,126)

Cash flows from financing activities:

   Proceeds from exercise of stock
     options                           476        324        318
   Proceeds from sales of Common stock   0        631        310
   Repayments under line of credit       0          0     (4,000)
   Issuance (repayment) of short-term
     notes payable                     (37)        37          0
   Payments for obligation under
     capital lease                     (59)       (57)       (54)
Net cash provided by (used in)
  financing activities                $380       $935    $(3,426)

Net increase (decrease) in cash and
  cash equivalents                  (4,849)      (404)     8,053
Cash and cash equivalents at
  beginning of period               10,017     10,421      2,368
Cash and cash equivalents at end
  of period                         $5,168    $10,017    $10,421

Supplemental disclosures of cash flow information:

   Interest paid                       $87        $59       $276
   Income taxes paid               $16,763    $13,626    $11,964

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Dollars in thousands

	         				                                     	Unrealized
         		         Class A Class B Add'l             Holding  Cum.
		                  Common  Common  Paid-in Retained  Loss on  Trans.
		                  Stock   Stock   Capital Earnings  Invest.  Adjust  Total
Balance at
Dec. 31, 1993        $74     $45   $24,686  $36,072      $0  $(242)  $60,635
Issuance of 44,802
 shares of Class A
 Common Stock          0       1       627        0       0      0       628
Conversion of 430,502
 shares of Class B
 Common Stock to
 430,502 shares of
 Class A Common Stock  2       (2)        0        0       0      0        0
Net income             0        0         0   21,073       0      0   21,073
Cumulative trans-
 lation adjustment     0        0         0        0       0     91       91
Unrealized holding
loss on investments    0        0         0        0    (395)     0    (395)
Balance at
Dec. 31, 1994        $76      $44   $25,313  $57,145   $(395) $(151) $82,032
Issuance of 117,388
 shares of Class A
 Common Stock          1        0     2,453        0       0      0    2,454
Conversion of
 1,391,712 shares of
 Class B Common
 Stock to 1,319,712
 shares of Class A
 Common Stock          7       (7)        0        0       0      0       0
Adjustments for
 stock split          85       36      (121)       0       0      0       0
VTI acquisition        0        0     2,000        0       0      0   2,000
Net income             0        0         0   22,564       0      0  22,564
Cum. trans. adjust.    0        0         0        0       0    (73)    (73)
Unrealized holding
 loss on investments   0        0         0        0    (771)     0    (771)
Balance at
 Dec. 31, 1995      $169      $73   $29,645  $79,709 $(1,166) $(224)$108,206
Issuance of 56,815
 shares of Class A
 Common Stock          0        0       741        0       0      0     741
Conversion of 2,658
 shares of Class
 B Common Stock to
 2,658 shares of
Class A Common Stock   0        0         0        0       0      0       0
Net income             0        0    28,915        0       0      0  28,915
Cum. trans. adjust.    0        0         0        0       0  1,434   1,434
Unrealized holding
 gain on investments   0        0         0        0   1,160      0   1,160
Balance at
 Dec. 31, 1996      $169      $73   $30,386 $108,624    $(6) $1,210 $140,456

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 Description of Business
Zebra Technologies Corporation and its wholly-owned subsidiaries (the "Company") design, manufacture, sell, and support a broad line of computerized on-demand bar code label printers, specialty bar code labeling materials, thermal transfer ribbons, and PC-based bar code software, which provides bar code labeling solutions targeted primarily at industrial and service organizations worldwide.

Note 2 Summary of Significant Accounting Policies
Principles of Consolidation. The accompanying financial statements have been prepared on a consolidated basis to include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts, transactions, and unrealized profit have been eliminated in consolidation.

Research and Development Costs. Research and development costs are expensed as incurred.

Cash Equivalents. Cash equivalents consist primarily of short-term treasury securities. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents.

Investments and Marketable Securities. Investments and marketable securities at December 31, 1996 consisted of U.S. Treasury, mortgaged-backed, and corporate debt and equity securities. The Company adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (FASB
115) on January 1, 1994. Under FASB 115, the Company classifies its debt and marketable equity securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. All securities not included in trading or held-to-maturity are classified as available-for-sale.

Trading and available-for-sale securities are recorded at fair value. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of discounts or premiums. Unrealized holding gains and losses on trading securities are included in earnings.
Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders' equity until realized. Transfers of securities between categories are recorded at fair value at the date of transfer. Unrealized holding gains and losses are recognized in earnings for transfers into trading securities.

Inventories. Inventories are stated at the lower of cost or market, and cost is determined by the first-in, first-out
(FIFO) method.

Machinery and Equipment. Machinery and equipment is stated at cost. Depreciation and amortization is computed primarily using the straight-line method over the estimated useful lives of the various classes of machinery and equipment, which range from 3 to 10 years. Machinery and equipment held under a capital lease is amortized using the straight-line method over the shorter of the lease term or estimated useful life of the asset.

Income Taxes. The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards
No. 109, "Accounting for Income Taxes" (FASB 109). Under the asset and liability method of FASB 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FASB 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Stock-based Compensation. The Company utilizes the intrinsic value-based method of accounting for its stock-based compensation arrangements.

Net Income Per Share.  For the years ended December 31,
1996, 1995, and 1994, net income per share was computed based on weighted average shares of 24,203,000, 24,113,000, and 24,034,000, respectively.

Foreign Currency Translation. The balance sheets of the Company's foreign subsidiaries are translated into U.S.
dollars using the year-end exchange rate, and sales and expenses are translated using the average exchange rate for the year. The resulting translation gains or losses are recorded as a separate component of stockholders' equity as a cumulative translation adjustment.

Note 3 Investments and Marketable Securities
Investments and marketable securities consist of (in thousands):

				                                December 31,           December 31,
					                                  1996                    1995
Trading, at fair value               $83,334                 $56,698
Available-for-sale, at fair value      6,038                   5,143
				                                	$89,372                 $61,841

The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale investments and marketable securities were as follows
(in thousands):

                      			    Gross Unrealized Holding
	 		                     Cost         Gains          Losses    Fair Value
December 31, 1996      $6,047            $0             $(9)       $6,038
December 31, 1995      $6,939          $142         $(1,938)       $5,143

Note 4 Related-Party Transactions
Unique Building Corporation (Unique), an entity controlled by certain officers and stockholders of the Company, leases a facility and equipment to the Company under a lease described in note 9. Management believes that the lease payments are substantially consistent with amounts which could be negotiated with third parties on an arm's-length basis.

Interest expense and lease payments related to the leases were included in the consolidated financial statements as follows (in thousands):

	                  			  Unique Operating    Interest Expense on
                         Lease Payments     Unique Capital Lease
1996                         $1,227                  $10
1995                          1,114                   12
1994                            779                   15

Note 5 Inventories
The components of inventories are as follows (in thousands):

				                                  December 31,        December 31,
					                                    1996                1995
Raw material                            $10,750             $10,492
Work in process                             325                 354
Finished goods                           10,428               9,519
Total inventories                       $21,503             $20,365

Note 6 Machinery And Equipment
Machinery and equipment, which includes assets under capital leases, is comprised of the following (in thousands):

				                                   December 31,        December 31,
					                                     1996                1995
Machinery, equipment, and tooling       $11,091              $9,246
Machinery and equipment under
   capital leases                           591                 618
Furniture and office equipment            2,259               1,390
Computers and related equipment           6,943               3,899
Automobiles                                 536                 365
Leasehold improvements                      704                 498
					                                    22,124              16,016
Less accumulated depreciation and
   amortization                          10,796               7,697
Net machinery and equipment             $11,328              $8,319

Note 7 Income Taxes
The provision for income taxes consists of the following (in thousands):

	                                   				  1996      1995      1994
Current:
  Federal                               $12,914   $12,365   $10,020
  State                                   1,412     1,192     1,336
  Foreign                                 1,879     1,037       787
Deferred:
  Federal                                  (240)      289       100
  State                                    (244)       64        22
  Foreign                                     0       462      (462)
Total                                   $15,721   $15,409   $11,803

The provision for income taxes differs from the amount computed by applying the U.S. statutory Federal income tax rate of 35%. The reconciliation of statutory and effective income taxes is presented below (in thousands):

	                                    				  1996      1995      1994
Provision computed at statutory rate    $15,623   $13,291   $11,507
State income tax (net of Federal
  tax benefit)                              759       816       883
Tax-exempt interest and dividend income    (280)     (211)     (252)
Tax benefit of exempt foreign trade
  income                                   (585)     (670)     (483)
Acquisition related items                   259     2,213         0
Other                                       (55)      (30)      148
Provision for income taxes              $15,721   $15,409   $11,803

Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. Based on management's assessment, it is more likely than not that the deferred tax assets will be realized through future taxable earnings.

Temporary differences which give rise to deferred tax assets and liabilities are as follows (in thousands):

				                                   December 31,        December 31,
					                                     1996                1995
Deferred tax assets:
  Deferred rent-building                  $104                $103
  Capital equipment lease                   70                  92
  Accrued vacation                         276                 196
  Inventory items                          951                 391
  Allowance for doubtful accounts          275                 104
  Unrealized loss on securities              0                 677
  Other accruals                           569                  42
  Acquisition related items                435                   0
Total gross deferred tax assets          2,680               1,605
Deferred tax liabilities:
  Unrealized gain on securities           (821)               (623)
  Depreciation                            (979)               (666)
  Acquisition of VTI                      (451)               (653)
  Other                                   (282)                  0
Total gross deferred tax liabilities    (2,533)             (1,942)
Net deferred tax asset (liability)        $147               $(337)

The valuation allowance was zero as of December 31, 1996 and 1995, and decreased by $384,000 in 1995.

Note 8 401(k) Savings and Profit Sharing Plans
The Company has a Retirement Savings and Investment Plan (the "401(k) Plan") that is intended to qualify under
Section 401(k) of the Internal Revenue Code. Qualified employees may participate in the Company's 401(k) Plan by contributing up to 15% of their gross earnings to the plan subject to certain Internal Revenue Service restrictions. The Company matches each participant's contribution of up to 6% of gross earnings at the rate of 50%. The Company may contribute additional amounts to the 401(k) Plan at the discretion of the Board of Directors, subject to certain legal limits.

The Company has a discretionary profit-sharing plan for qualified employees, to which it contributed 2.925% of eligible earnings for 1996, and 3.4% for 1995 and 1994.
Participants are not permitted to make contributions under the profit-sharing plan.

Company contributions to these plans which were charged to operations approximated the following (in thousands):

				                               401(k)     Profit sharing     Total
1996                                $398           $513           $911
1995                                 324            453            777
1994                                 269            321            590

Note 9 Commitments and Contingencies
(a) Leases
In September 1989, the Company entered into a lease agreement for its Vernon Hills facility and certain machinery, equipment, furniture and fixtures with Unique Building Corporation. The facility portion of the lease is treated as an operating lease. An amendment to the lease dated June 1996, extended the term of the lease through March 31, 2008. The lease agreement includes a modification to the base monthly rental which goes into effect if the prescribed rent payment is less than the aggregate principal and interest payments required to be made by Unique under an Industrial Revenue Bond (IRB). Under the portion of the lease agreement with Unique which is accounted for as a capital lease, the Company leases machinery, equipment, furniture and fixtures at a monthly rental of $5,725 for a ten-year period. Assets under these leases are as follows (in thousands):

	                             			      December 31,        December 31,
					                                     1996                1995
Assets under capital leases               $591                $618
Less accumulated amortization              577                 583
Net leased machinery and equipment under
  capital leases                           $14                 $35

Minimum future obligations under the Vernon Hills non-cancelable operating lease and future minimum capital lease payments as of December 31, 1996 are as follows (in thousands):

	                                   				 Capital            Operating
					                                     Lease               Lease
1997                                       $69               $1,192
1998                                        69                1,254
1999                                        50                1,312
2000                                         0                1,384
2001                                         0                1,384
Thereafter                                   0                9,385
Total minimum lease payments               188              $15,911
Less amount representing interest           11
Present value of minimum payments          177
Less current portion of obligation
  under capital lease                       62
Long-term portion of obligation under
  capital lease at December 31, 1996      $115


Rent expense for operating leases charged to operations for the years ended December 31, 1996, 1995, and 1994 was $1,750,000, $1,348,000, and $790,000, respectively.

(b) Letter of credit
In connection with the lease agreements described above, the Company has guaranteed Unique's full and prompt payment under Unique's letter of credit agreement with a bank. The
Company's contingent liability under this guaranty as of December 31, 1996 is $700,000, which is the limit of the Company's guaranty throughout the term of the IRB.

(c) Lines of credit
In December 1992, the Company established a $6,000,000
unsecured line of credit and an additional $4,000,000 unsecured revocable line with a bank. Borrowings under these lines bear interest indexed at either the prime rate or 150 basis points over the LIBOR rate, at the Company's discretion. There were no amounts outstanding at December
31, 1996 or December 31, 1995. The lines of credit expired on February 28, 1997 and were renewed until February 28, 1998.

Note 10 Segment Data and Export Sales
The Company operates in one industry segment. The Company generated sales to foreign customers of approximately
$75,055,000, $65,720,000, and $42,631,000, for the years
ended December 31, 1996, 1995, 1994, respectively.

For the year ended December 31, 1996, the Company's wholly-owned subsidiaries located in the United Kingdom had net sales, net income, and total assets of $44,518,000, $1,864,000, and $21,015,000, respectively. For the year ended December 31, 1995, the subsidiaries' net sales, net income, and total assets were $36,925,000, $2,536,000, and $15,537,000, respectively.

Note 11 Acquisitions
(a) Fenestra Computer Services
Effective February 16, 1996, the Company purchased the assets of Fenestra Computer Services, a UK partnership, in exchange for $1,314,000, paid in the form of cash and Zebra
Class A Common stock. The transaction has been accounted for under the purchase method of accounting. Assets and liabilities, including software and hardware technology, and trade names have been recorded at their respective fair market values, with $1,117,000 assigned to acquired in-process technology, based on an independent third-party appraisal. The acquired in-process technology was expensed in the first quarter of 1996.

(b) Vertical Technologies, Inc.
In July 1995, the Company purchased all the outstanding stock of Vertical Technologies, Inc. (VTI), a PC-based bar code software company. The acquisition was accounted for under the purchase method whereby the purchase price of $8,050,000 was allocated to the fair market value of the net assets acquired. In conjunction with the acquisition, the Company assumed $308,000 of VTI's liabilities. Acquired in-process technology valued at $6,028,000 was expensed immediately. A long-term liability of $2,000,000 was reflected at December 31, 1996 and 1995 relating to amounts remaining to be paid to the former stockholders of VTI.

Note 12 Stockholders' Equity
Holders of Class A Common Stock are entitled to one vote per share. Holders of Class B Common Stock are entitled to 10 votes per share. All actions submitted to a vote of stockholders are voted on by holders of Class A and Class B
Common Stock voting together as a single class, except in certain circumstances. If at any time the number of outstanding shares of Class B Common Stock represents less than 10% of the total number of outstanding shares of both classes of common stock, then at that time such outstanding shares of Class B Common Stock will automatically convert into an equal number of shares of Class A Common Stock.

Class A Common Stock has no conversion rights. A holder of Class B Common Stock may convert his Class B Common Stock into Class A Common Stock, in whole or in part, at any time and from time to time on the basis of one share of Class A
Common Stock for each share of Class B Common Stock.

Holders of Class A and Class B Common Stock are entitled to receive cash dividends equally on a per share basis if and when such dividends are declared by the Board of Directors of the Company from funds legally available therefore. In the case of any dividend paid in stock, holders of Class A
Common Stock are entitled to receive the same percentage dividend (payable in shares of Class A Common Stock) as the holders of Class B Common Stock receive (payable in shares of Class B Common Stock).

Holders of Class A and Class B Common Stock share with each other on a ratable basis as a single class in the net assets of the Company available for distribution in respect of Class A and Class B Common Stock in the event of liquidation.

The Company has authorized 10,000,000 shares of Preferred
Stock.  No shares of Preferred Stock have been issued.

Note 13 Stock Option Plans
As of December 31, 1996, the Company has two stock option plans, described below. The Company applies Accounting
Principles Board Opinion No. 25, "Accounting for Stock
Issued to Employees," in accounting for its plans. No compensation cost has been recognized for its fixed stock option plans and its stock purchase plan. Had compensation cost for the Company's stock option and stock purchase plans been determined consistent with Statement of Financial
Accounting Standards No. 123, "Accounting for Stock-Based
Compensation" (FASB 123), the Company's net income and net income per share would have been reduced by less than 1% in 1996 and 1995.

The Board of Directors and stockholders adopted the Zebra
Technologies Corporation Stock Option Plan (the "1991
Plan"), effective as of August 1, 1991. A total of 400,000 shares of Class A Common Stock have been authorized and reserved for issuance under the 1991 Plan.

In general, the options granted under the 1991 Plan during 1996 and 1995 have similar provisions. Under this plan, the Company has granted only nonqualified stock options. These options have an exercise price equal to the closing market price of the Company's stock on the date of grant.
Typically the options vest in annual installments of 15% on the first anniversary, 17.5% on the second anniversary, 20% on the third anniversary, 22.5% on the fourth anniversary, and 25% on the fifth anniversary of the grant date. Upon vesting, the options have a legal life of two years from the date of vesting. Options granted to the Board of Directors do not carry an expiration period, however, should a member of the board discontinue service on the Board of Directors, they are limited to a sixty-day period to exercise all outstanding options. The specific provisions of any grant are determined by the Board of Directors.

The Board of Directors and stockholders also adopted a Directors' Stock Option Plan, which reserves 80,000 shares of Class A Common Stock for issuance under the plan. All options granted under this plan are exercisable immediately upon grant at a price per share equal to the closing price of the Class A Common Stock as reported on the Nasdaq
National Market on the date of grant.

In addition, the Board of Directors and stockholders adopted an employee stock purchase plan ("Stock Purchase Plan") and have reserved 300,000 shares of Class A Common Stock for issuance thereunder. Under this plan, employees who work a minimum of 20 hours per week may elect to withhold up to 8.5% of their cash compensation through regular payroll deductions to purchase shares of Class A Common Stock from the Company over a period not to exceed 12 months at a purchase price per share equal to the lesser of: (1) 85% of the fair market value of the shares as of the date of the grant, or (2) 85% of the fair market value of the shares as of the date of purchase. As of December 31,1996, 98,213 shares have been purchased under the plan.

In general, the options granted under the Stock Purchase
Plan during 1996 and 1995 have similar provisions. Under this plan, the Company has granted only nonqualified stock options. These options are granted either on January 1 or July 1 of the current year and expire at the end of the year. Therefore, the options have a legal life of six months to one year, and typically vest upon grant. The specific provisions of any grant are determined by the Board of Directors.

For purposes of calculating the compensation cost consistent with FASB 123, the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for stock option grants in 1996 and 1995, respectively: option price, which equals the fair market value at the date of grant of $21.16 and $19.43; expected dividend yield of 0% and 0%; expected volatility of 41.21% and 41.21%; risk free interest rates of 6.45% and 6.36%; and expected weighted-average lives of 5.25 years and 5.25 years.

The fair value of the employees' purchase rights pursuant to the Stock Purchase Plan are estimated using the Black-
Scholes option-pricing model with the following weighted-average assumptions used for purchase rights granted in 1996 and 1995, respectively: fair market value of $22.11 and $20.20; option price of $18.79 and $17.17; expected dividend yield of 0% and 0%; expected volatility of 44% and 30%;
risk-free interest rates of 5.55% and 5.55%; and expected lives of six months to one year.

Stock option activity for the years ended December 31, 1996, 1995 and 1994 was as follows:



	                   	 	  1996               1995               1994
		                    Weighted-Avg.      Weighted-Avg.      Weighted-Avg.
Fixed Options   Shares  Ex. Price  Shares  Ex. Price  Shares  Ex. Price
Outstanding at
  beginning of
  year         168,000   $15.72   170,000   $12.43   157,000   $ 8.96
Granted         47,500   $26.06    56,000   $19.36    56,000   $18.66
Exercised      (38,500)  $ 9.01   (38,500)  $ 8.42   (43,000)  $15.70
Canceled        (5,000)  $29.25   (19,500)  $11.91         0        0
Outstanding at
  end of year  172,000   $20.23   168,000   $15.72   170,000   $10.45
Options exer-
  cisable at
  end of year   78,700   $18.20    54,000   $16.47    28,750   $16.42

The following table summarizes information about fixed stock options outstanding at December 31, 1996:


		                     Options Outstanding               Options Exercisable
	                	-------------------------------------- -------------------
Range of           No.   Wgtd-Avg Remaining  Wgtd-Avg     No.    Wgtd-Avg
Prices           Shares     Contract Life    Ex. Price  Shares   Ex. Price
$12.38-$29.25   112,000      5.25 years       $20.07    18,700    $17.34
$9.88-$26.50     60,000      4.20 years       $18.46    60,000    $18.46

Note 14 Quarterly Results of Operations (unaudited)
(Dollars in thousands, except per share data)

	              	      1st Qtr     2nd Qtr     3rd Qtr     4th Qtr     Total
1996
Net sales             $38,352     $40,490     $43,757     $47,116  $169,715
Cost of sales          19,919      21,099      22,324      24,454    87,796
Gross profit           18,433      19,391      21,433      22,662    81,919
Total operating
  expenses             11,740 (1)  11,438       9,502      11,021    43,701
Income from operations  6,693 (1)   7,953      11,931      11,641    38,218
Total other income      1,279       1,534       1,473       2,132     6,418
Income before income
  taxes                 7,972 (1)   9,487      13,404      13,773    44,636
Income taxes            2,723       3,227       4,690       5,081    15,721
Net income              5,249 (1)   6,260       8,714       8,692    28,915
Net income per share    $0.22 (1)   $0.26       $0.36       $0.35     $1.19

1995
Net sales             $34,392     $35,488     $37,480     $41,233  $148,593
Cost of sales          17,914      18,887      19,214      21,591    77,606
Gross profit           16,478      16,601      18,266      19,642    70,987
Total operating
  expenses              6,985       6,477      14,554 (2)  10,446    38,462
Income from operations  9,493       10,124      3,712 (2)   9,196    32,525
Total other income        956          957        909       2,626     5,448
Income before income
  taxes                10,449       11,081      4,621 (2)  11,822    37,973
Income taxes            3,836        3,990      3,657       3,926    15,409
Net income              6,613        7,091        964 (2)   7,896    22,564
Net income per share    $0.27        $0.29      $0.04 (2)   $0.33     $0.94

(1) Reflects a pre-tax charge for acquired-in-process technology of $1,117 relating to the Company's acquisition of Fenestra Computer Services.
(2) Reflects a pre-tax charge for acquired-in-process technology of $6,028 relating to the Company's acquisition of VTI.

The unaudited quarterly consolidated statements of earnings included in this report are an integral part of the consolidated financial statements.

Note 15 Major Customers
One customer represents revenues of approximately 21% during the year ended December 31, 1996, and 12.2 % of the accounts receivable at December 31, 1996. Consolidated sales to Peak Technologies Group amounted to $36,310,000 in 1996. No other customer accounted for 10% or more of consolidated sales.

ZEBRA TECHNOLOGIES CORPORATION
DECEMBER 31, 1996
Schedule II
Valuation And Qualifying Accounts

(Dollars in Thousands)
	                  Balance at   Charged to Costs              Balance at
Description      Beg. of Period   and Expenses   Deductions  End of Period
Valuation account for accounts receivable:
Y/E 12/31/96         $349              $611          $0          $960
Y/E 12/31/95         $349                $0          $0          $349
Y/E 12/31/94         $589              $118        $360          $349

Valuation account for inventory:
Y/E 12/31/96         $969            $1,945        $180        $2,734
Y/E 12/31/95         $677            $1,351      $1,059          $969
Y/E 12/31/94         $645              $391        $359          $677

REPORT AND CONSENT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Zebra Technologies Corporation:

Under date of February 7, 1997, we reported on the consolidated balance sheets of Zebra Technologies Corporation and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996, as contained in the Form 10-K for the year 1996. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule listed under Item 14. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We consent to incorporation by reference in the registration statements (No. 334706 and No. 33-72774) on Form S-8 of Zebra Technologies Corporation of our reports relating to the consolidated balance sheets of Zebra Technologies Corporation and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996, and related to the financial statement schedule, as contained herein. These consolidated financial statements and the financial statement schedule and our reports thereon are included herein.


                          						      KPMG Peat Marwick LLP
Chicago, Illinois
March 26, 1997