Form 10-Q
period 1997-03-29
ZEBRA TECHNOLOGIES CORP/DE
filed 1997-06-13
CIK 877212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 29, 1997

Commission File Number:  O-19406

Zebra Technologies Corporation
(Exact name of registrant as specified in its charter)

Delaware                       			     36-2675536
(State or other jurisdiction of   			(I.R.S. Employer
incorporation or organization)			    Identification No.)

333 Corporate Woods Parkway, Vernon Hills, IL  60061
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

[ X ]  Yes    [   ]  No

As of  April 28, 1997, there were the following shares outstanding:
Class A Common Stock, $.01 par value:	16,984,973
Class B Common Stock, $.01 par value:	7,255,404

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
QUARTER ENDED MARCH 29, 1997

INDEX

			                                                         	PAGE
PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements
Independent Auditors' Review Report                           	2

Consolidated Balance Sheets	as of  March 29, 1997
(unaudited) and December 31, 1996                              3

Consolidated Statements of Earnings (unaudited)
for the three months ended March 29, 1997 and
March 30, 1996                                                	4

Consolidated Statements of Cash Flows (unaudited)
for the three months ended March 29, 1997 and
March 30, 1996                                                	5

Notes to Consolidated Financial Statements                    	6

Item 2.	Management's Discussion and Analysis of
Financial Condition and Results of Operations                 	7

PART II - OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K                     	10

SIGNATURES	                                                   13

Item 1.	Consolidated Financial Statements

Independent Auditors' Review Report

The Board of Directors
Zebra Technologies Corporation:

We have reviewed the consolidated balance sheet of Zebra Technologies Corporation and subsidiaries as of March 29, 1997, and the related consolidated statements of earnings and cash flows for the three-month periods ended March 29, 1997 and March 30, 1996. These consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Zebra Technologies Corporation and subsidiaries as of December 31, 1996, and the related consolidated statements of earnings, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 7, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1996, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Chicago, Illinois                               KPMG Peat Marwick LLP
April 15, 1997

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

                                                   March 29,     December 31,
                                                     1997           1996
                                                  (Unaudited)
ASSETS
Current assets:
 Cash and cash equivalents                          $8,371         $5,168
 Investments and marketable securities             104,246         89,372
 Accounts receivable, net of allowances of
  $973 and $960                                     28,176         31,631
 Inventories:
  Finished goods                                     9,593         10,428
  Work-in-process                                      759            325
  Raw materials                                     10,082         10,750
 Total inventories                                  20,434         21,503
 Deferred Income Taxes
 Prepaid expenses                                    1,544          1,322
Total current assets                               162,771        148,996
Machinery and equipment at cost, less
 accumulated depreciation and amortization          11,125         11,328
Other assets                                         2,647          2,812
Deferred tax asset                                       -            147
Total assets                                      $176,543       $163,283

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                   $9,149        $12,200
 Due to related party                                    -              -
 Accrued liabilities                                 4,997          4,180
 Short-term note payable                                83              1
 Current portion of obligation under capitalized
  lease with related party                              63             62
 Income taxes payable                                7,276          3,750
Total current liabilities                           21,568         20,193
Obligation under capitalized lease with related
 party,less current portion                             99            115
Long-term liability                                  2,211           2,211
Deferred tax liability                               1,431               -
Other                                                  301             308
Total liabilities                                   25,610          22,827

Stockholders' equity:
Preferred stock, $.01 par value, 10,000,000
 shares authorized, none outstanding
Class A Common Stock, $.01 par value; 35,000,000
 shares authorized, 16,924,973 shares issued
 and outstanding                                       169             169
Class B Common Stock, $.01 par value; 35,000,000
 shares authorized, 7,315,404 shares issued
 and outstanding                                        73              73
Paid-in capital                                     30,386          30,386
Retained earnings                                  119,858         108,624
Unrealized holding gain/(loss) on investments            -             (6)
Cumulative translation adjustment                      447           1,210
Total stockholders' equity                         150,933         140,456
Total liabilities and stockholders' equity        $176,543        $163,283

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in thousands, except for per share data)
(Unaudited)


                                                    Three Months Ended
                                                 March 29,       March 30,
                                                   1997            1996
Net sales                                         $42,415         $38,352
Cost of sales                                      21,185          19,919
Gross profit                                       21,230          18,433
Operating expenses:
 Sales and marketing                                 4,473           4,640
 Research and development                            2,529           2,674
 General and administrative                          3,434           3,312
 Acquired in-process technology                          -           1,114
Total operating expenses                            10,436          11,740
Income from operations                              10,794           6,693
Other income (expense)
 Investment income                                   1,082             859
 Gain on securities                                  6,029             445
 Other, net                                             11            (25)
Total other income                                   7,122           1,279
Income before income taxes                          17,916           7,972
Provision for income taxes                           6,682           2,723
Net income                                         $11,234          $5,249
Net income per share                                 $0.46           $0.22
Average shares                                      24,240          24,189

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

                                                    Three Months Ended
                                                 March 29,       March 30,
                                                    1997            1996
Cash flows from operating activities:
Net income                                       $11,234          $5,249
Adjustments to reconcile net income to
 net cash provided by (used in)
 operating activities:
 Depreciation and amortization                       909             752
 Appreciation in market value of investments
  & marketable securities                            564             304
 Decrease (increase) in accounts receivable        3,455            (437)
 Decrease (increase) in inventories                1,069             (86)
 Decrease in other assets                            165             305
 Decrease in accounts payable                     (3,051)         (1,549)
 Increase (decrease) in accrued expenses             810            (611)
 Increase in income taxes payable                  3,526             700
 Increase in deferred income taxes                 1,578             352
 Net decrease in other operating activities         (985)           (666)
 Net purchases of investments and
  marketable securities                          (20,911)         (4,288)
 Net cash provided by (used in)
  operating activities                            (1,637)             25

Cash flows from investing activities:
 Purchases of machinery and equipment               (706)         (1,294)
 Net sales (purchases) of investments and
  marketable securities                            5,479            (890)
 Net cash provided by (used in)
 investing activities                              4,773          (2,184)

Cash flows from financing activities:
 Net proceeds from sale of stock                       -             345
 Issuance of short-term notes payable                 82             204
 Payments for obligation under capital lease         (15)            (14)
 Net cash provided by financing activities            67             535
Net increase (decrease) in cash and
 cash equivalents                                  3,203          (1,624)
Cash including cash equivalents at
 beginning of period                               5,168          10,017
Cash including cash equivalents at end of period  $8,371          $8,393

Supplemental disclosures of cash flow information:
 Interest paid                                        $3              $4
 Income taxes paid                                $1,100          $1,685

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 - Basis of Presentation

The consolidated financial statements included herein have been prepared by Zebra Technologies Corporation and subsidiaries (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K filed with the Securities and Exchange Commission. The consolidated balance sheet as of December 31, 1996 presented herein has been derived from the audited consolidated balance sheet contained in the Annual Report on Form 10-K. In the opinion of the Company, the consolidated financial statements reflect all adjustments necessary to present fairly the consolidated financial position of Zebra Technologies Corporation and subsidiaries as of March 29, 1997 and December 31, 1996, and the consolidated results of their operations and their cash flows for the three months ended March 29, 1997 and March 30, 1996.
The results of operations for such interim periods are not necessarily indicative of the results for the full year.

Item 2.	Management's Discussion and Analysis of Financial Condition and
Results of Operations

Results of Operations First Quarter of 1997 versus First Quarter of 1996

Net sales for the first quarter of 1997 increased 10.6% to $42,415,000 versus sales of $38,352,000 for the first quarter of 1996. This sales increase is attributed to unit growth in all product categories rather than price increases, as the average unit price of printer products has decreased due to product mix changes. Printer sales increased by 15.1% and supplies sales by 7.9% over the first quarter of 1996, bringing printer sales to 71.9% and supplies sales to 23.7% of consolidated net sales, respectively. The remaining 4.4% of net sales consisted of service and software revenue. Approximately 45.4% of first quarter net sales were derived from international sources as compared to 43.7% during the first quarter of 1996.

Gross profit increased to $21,230,000 for the first quarter of 1997, a 15.2% gain over gross profit of $18,433,000 for the first quarter of 1996. As a percentage of net sales, gross profit increased 2.0% from 48.1% to 50.1%. This increase is principally due to decreased material costs of high volume printer parts plus a favorable product mix within the Company's printer products and a lower percentage of supplies sales.

Sales and marketing expenses of $4,473,000 were down 3.6% for the first quarter of 1997 compared to $4,640,000 in the first quarter of 1996. As a percentage of net sales, first quarter sales and marketing expenses decreased to 10.5% from 12.1% for the same period last year. The decrease in expense was the result of improvements in bad debt expense, customer accommodation, advertising, and travel. The reductions were offset in part by increased staffing,co-op advertising, public relations, and trade show expenses.

Research and development expenses for the first quarter of 1997 decreased by 5.4% to $2,529,000 (6.0% of net sales) as compared to $2,674,000 (7.0% of net sales) in the first quarter of 1996. Decreases resulted from reductions in usage of temporary help and outside services, offset in part by increased expenses related to new product prototypes.

General and administrative expenses for the first quarter of 1997 increased by 3.7% to $3,434,000 (8.1% of net sales) as compared to $3,312,000 (8.6% of net sales) in the first quarter of 1996. The dollar increase was the result of increases in staffing, outside services, building, and depreciation. These expenses were offset in part by reductions in recruiting and mainframe computer costs. Both periods include the amortization of intangible assets and goodwill for the acquisitions of Vertical Technologies Inc. in July 1995 and Fenestra Computer Services in February 1996.

Income from operations for the first quarter of 1997 increased by $4,101,000 or 61.3% to $10,794,000 (25.4% of net sales) compared to $6,693,000 (17.5% of net sales) for the first quarter of 1996. This increase was due to higher gross profits and decreased operating expenses, as previously indicated, and to the non-recurring write-off of acquired in-process technology of $1,114,000 in the first quarter of 1996 as a result of the Company's acquisition of Fenestra Computer Services.

Investment income for the first quarter of 1997 increased by $5,808,000 or 445.7% to $7,111,000 versus $1,303,000 for the first quarter of last year. This amount includes a one time gain of $5,458,000 from the sale of 350,000 shares of Norand Corporation common stock which was purchased in October of 1995 when management briefly considered Norand a possible acquisition candidate.

Income before income taxes was $17,916,000 in the first quarter of 1997 compared to $7,972,000 in the same quarter of last year, an increase of $9,944,000 or 124.7%. Income taxes were provided at a rate of 37.3% in the first quarter of 1997 resulting in net income of $11,234,000, or 26.5% of net sales, and net income per share of $0.46 on 24,240,000 average outstanding shares. In the first quarter of 1996, the provision for taxes was 34.2% resulting in net income of $5,249,000, or 13.7% of net sales, and net income per share of $0.22 on 24,189,000 average outstanding shares.

The Peak Technologies Group, Inc., a customer of the Company which accounted for 21% of the Company's net sales for the year ended December 31, 1996, has agreed to be acquired by Moore Corporation. This transaction has not yet been completed. The Company believes it has an excellent long term relationship with Peak Technologies Group, Inc. However, the effect which such transaction will have on the Company's relationship with this customer -- positive or negative -- is currently unknown.

Liquidity and Capital Resources

The Company's principal source of liquidity continues to be cash generated from operations. At March 31, 1997, the Company had $112,617,000 in cash and marketable securities versus $94,540,000 at the end of 1996.

Effective February 16, 1996 the Company purchased the assets of Fenestra Computer Services, a UK partnership, in exchange for $1,398,000 in cash and Zebra Class A common stock. The transaction has been accounted for under the purchase method of accounting. Assets and liabilities, including software and hardware technology, and trade names have been recorded at their respective fair market values with $1,114,000 assigned to acquired in-process technology based on an independent third-party appraisal. The entire amount of the acquired in-process technology was expensed in the first quarter of 1996.

Management believes that existing capital resources and funds generated from operations are sufficient to finance anticipated capital requirements. The Company has no commitments or agreements with respect to acquisitions or other significant capital expenditures.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" ("EPS"). Implementation of SFAS No. 128 is required for the periods ending after December 15, 1997. The standard establishes new methods for computing and presenting EPS and replaces the presentation of primary and fully-diluted EPS with basic and diluted EPS. The new methods under this standard are not expected to have a significant impact on the Company's EPS amounts.

Forward looking statements contained in this filing are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995 and are highly dependent upon a variety of important factors which could cause actual results to differ materially from those reflected in such forward looking statements. These factors include the acceptance of the Company's printer and software products by the market, and product offerings made by its competitors. Profits will be affected by the Company's ability to control manufacturing and operating costs. Due to the Company's large investment portfolio, interest rate conditions will also have an impact on results, as will foreign exchange rates due to the large percentage of the Company's sales in international markets. When used in this document and documents referenced, the words "anticipate", "believe", "estimate", and "expect" and similar expressions as they relate to the Company or its management are intended to identify such forward looking statements. Readers of this release are referred to prior filings with the Securities and Exchange Commission, and Zebra's prospectus of December 7, 1995 for further discussions of factors that could affect Zebra's future results.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits.

15. Acknowledgment of Independent Certified Public Accountants Regarding Independent Accountants Review Report

27.     Financial Data Schedule

(b)	Reports.

        No reports on Form 8-K have been filed by the Registrant for the quarterly period covered by this report.

Exhibit 15

Acknowledgment of Independent Certified Public
Accountants Regarding Independent Auditors'
Review Report

Zebra Technologies Corporation
333 Corporate Woods Parkway
Vernon Hills, Illinois  60061-3109

Ladies and Gentlemen:

With respect to the registration statements (No. 33-44706 and No. 33-72774) on Form S-8, we acknowledge our awareness of the use therein of our report dated April 15, 1997 related to our review of interim financial information.

Pursuant to Rule 436(c) under the Securities Act of 1933, such report is not considered part of a registration statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of the Act.

Very truly yours,

KPMG Peat Marwick LLP

Chicago, Illinois
May 9, 1997

Exhibit 27

The schedule contains summary financial information extracted from Zebra Technologies Corporation and subsidiaries consolidated balance sheets for March 29, 1997 and consolidated statements of earnings for the three months ended March 29, 1997 and is qualified in its entirety by reference to such financial statements.

ZEBRA TECHNOLOGIES CORPORATION
Appendix A to Item 601(c) of Regulation S-K
Commercial and Industrial Companies
Article 5 of Regulation S-X


Item Number      Item Description                               Amount
5-02(1)          cash and cash items                             8,371
5-02(2)          marketable securities                         104,246
5-02(3)(a)(1)    notes and accounts receivable-trade            29,149
5-02(4)          allowances for doubtful accounts                 (973)
5-02(6)          inventory                                      20,434
5-02(9)          total current assets                          162,771
5-02(13)         property, plant and equipment                  22,830
5-02(14)         accumulated depreciation                      (11,705)
5-02(18)         total assets                                  176,543
5-02(21)         total current liabilities                      21,568
5-02(22)         bonds, mortgages and similar debt                   0
5-02(28)         preferred stock-mandatory redemption                0
5-02(29)         preferred stock-no mandatory redemption             0
5-02(30)         common stock                                      242
5-02(31)         other stockholder's equity                    150,691
5-02(32)         total liabilities and stockholder's equity    176,544
5-03(b)1(a)      net sales of tangible products                 41,651
5-03(b)1         total revenues                                 42,415
5-03(b)2(a)      cost of tangible goods sold                    20,903
5-03(b)2         total costs and expenses applicable to
                  sales and revenues                            21,185
5-03(b)3         other costs and expenses                       10,509
5-03(b)5         provision for doubtful accounts and notes          23
5-03(b)(8)       interest and amortization of debt discount      2,858
5-03(b)(10)      income before income taxes                     17,916
5-03(b)11        income tax expense                              6,682
5-03(b)(14)      income/loss                                    11,234
5-03(b)(15)      discontinued operations                             0
5-03(b)(17)      extraordinary items                                 0
5-03(b)(18)      cumulative effect- changes in accounting
                  principles                                         0
5-03(b)(19)      net income or loss                             11,234
5-03(b)(20)      earnings per share-primary                       0.46
5-03(b)(20)      earnings per share-fully diluted                 0.46

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  						ZEBRA TECHNOLOGIES CORPORATION

Date:	May 9, 1997				                   	By:  /s/Edward L. Kaplan
	 						         	                              	Edward L. Kaplan
							         		                             Chief Executive Officer

Date:	May 9, 1997                  				 	By:  /s/Charles R. Whitchurch
							         		                               Charles R. Whitchurch
							          		                            Chief Financial Officer