Form 10-Q
period 1997-06-28
ZEBRA TECHNOLOGIES CORP/DE
filed 1997-08-08
CIK 877212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 28, 1997

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

[  X  ] Yes    [     ]  No

As of  August 1, 1997, there were the following shares outstanding:

Class A Common Stock, $.01 par value:  17,002,342
Class B Common Stock, $.01 par value:   7,255,404

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

QUARTER ENDED JUNE 28, 1997

INDEX


                                                         				PAGE
PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

Independent Auditors' Review Report                           	2

Consolidated Balance Sheets
as of June 28, 1997 (unaudited) and December 31, 1996         	3

Consolidated Statements of Earnings (unaudited)
for the three-months and six-months ended June 28, 1997
and June 29, 1996                                             	4

Consolidated Statements of Cash Flows (unaudited)
for the six-months ended June 28, 1997 and June 29, 1996	      5

Notes to Consolidated Financial Statements                    	6

Item 2.	Management's Discussion and Analysis of
Financial Condition and Results of Operations                 	7

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	                                     11

Item 4.	Submissions of Matters to a Vote of Security Holders	  11

Item 6.	Exhibits and Reports on Form 8-K                      	13

SIGNATURES                                                    	17


Item 1.	Consolidated Financial Statements

Independent Auditors' Review Report

The Board of Directors
Zebra Technologies Corporation:

We have reviewed the consolidated balance sheet of Zebra Technologies Corporation and subsidiaries as of June 28, 1997, and the related consolidated statements of earnings for the three-month and six-month periods ended June 28, 1997 and June 29, 1996 and consolidated statements of cash flows for six-months ended June 28, 1997 and June 29, 1996. These consolidated financial statements are the responsibility of the Company's management.

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

Chicago, Illinois                                /s/KPMG Peat Marwick LLP
July 15, 1997

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)


                                                June 28,        December 31,
                                                  1997             1996
                                               (Unaudited)
ASSETS
Current assets:
 Cash and cash equivalents                       $11,583          $5,168
 Investments and marketable securities           100,169          89,372
 Accounts receivable, net of allowance of
  $1,300 in 1997 and $960 in 1996                 29,754          31,631
Inventories:
 Finished goods                                   10,161          10,428
 Work-in-process                                     484             325
 Raw materials                                    11,880          10,750
Total inventories                                 22,525          21,503
 Deferred income taxes                             1,729               -
 Prepaid expenses                                  2,385           1,322
Total current assets                             168,145         148,996
Machinery and equipment at cost, less
 accumulated depreciation and amortization        12,071          11,328
Other assets                                         688           2,812
Deferred income taxes                                  -             147
Total assets                                    $180,904        $163,283

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                $12,479         $12,200
 Accrued liabilities                               7,308           4,180
 Short-term note payable                             137               1
 Current portion of obligation under
  capitalized lease with related party                63              62
 Income taxes payable                              2,940           3,750
Total current liabilities                         22,927          20,193
Obligation under capitalized lease with
 related party, less current portion                  83             115
Long-term liability                                  212           2,211
Other                                                297             308
Total liabilities                                 23,519          22,827

Stockholders' equity:
Preferred stock, $.01 par value,
 10,000,000 shares authorized,none outstanding         -               -
Class A Common Stock, $.01 par value;
 35,000,000 shares authorized, 16,994,342 and
 16,924,973 shares issued and outstanding in
 1997 and 1996, respectively                         170             169
Class B Common Stock, $.01 par value;
 35,000,000 shares authorized, 7,255,404 and
 7,315,404 shares issued and outstanding in
 1997 and 1996, respectively                          73              73
Paid-in capital                                   29,192          30,386
Retained earnings                                127,140         108,624
Unrealized holding gain/(loss) on investments          -             (6)
Cumulative translation adjustment                    810           1,210
Total stockholders' equity                       157,385         140,456
Total liabilities and stockholders' equity      $180,904        $163,283

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Amounts in thousands, except for per share data)
(Unaudited)

                               Three Months Ended        Six Months Ended
                              June 28,    June 29,      June 28,   June 29,
                                1997        1996          1997       1996
Net sales                     $47,844      $38,920      $88,853     $75,446
Cost of sales                  23,546       20,468       44,124      39,429
Gross profit                   24,298       18,452       44,729      36,017
Operating Expenses:
 Sales and marketing            5,070        4,050        8,945       7,370
 Research and new product
  development                   2,775        2,872        5,167       5,864
 General and administrative     3,923        2,837        6,917       5,647
 Acquisition Costs                  -            -            -           -
 Acquired in-process technology     -            -            -       1,114
Total operating expenses       11,768        9,759       21,029      19,995
Income from operations         12,530        8,693       23,700      16,022
Other income (expense):
 Investment income              1,356          833        2,437       1,691
 Gain on securities               665          622        1,235       1,068
 Other, net                       215           74        5,686          52
Total other income              2,236        1,529        9,358       2,811
Income from continuing
 operations before income
 taxes                         14,766       10,222       33,058      18,833
Provision for income taxes      5,121        3,440       11,887       6,343
Net income from continuing
 operations                     9,645        6,782       21,171      12,490
Discontinued operations
 (Note 2):
Loss from discontinued operations
 (less applicable income tax
 benefit of $149 for the 1st
 Qtr 1997, $1,064 for the 2nd
 Qtr 1997, and $1,213 YTD
 1997, respectively)           (1,400)       (522)      (1,692)       (981)
Loss on disposal of
 discontinued operations
 including provision of
 $1,819 for operating
 losses during the phase-out
 period (less applicable
 income tax benefit of $615)     (963)          -        (963)           -
Net income                      $7,281     $6,260      $18,516      $11,509
Net income per share from
 continuing operations           $0.40      $0.28        $0.87        $0.52
Net income per share             $0.30      $0.26        $0.76        $0.48
Average shares outstanding      24,244     24,198       24,242       24,194

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

                                                   Six Months Ended
                                               June 28,         June 29,
                                                 1997             1996
Cash flows from operating activities:
 Net income                                     $18,516         $11,509
Adjustments to reconcile net income to
 net cash provided by operating activities:
 Depreciation and amortization                    1,957           1,487
 Appreciation in market value of
  investments & marketable securities             1,190             636
 Acquired in-process technology                       -           1,114
 Discontinued operations                        (3,371)               -
 (Increase) decrease in accounts receivable       1,877         (1,294)
 Increase in inventories                        (1,022)           (337)
 Decrease in other assets                         2,124             499
 Increase (decrease) in accounts payable            279         (3,422)
 Increase in accrued liabilities & other          3,117             467
 Decrease in income taxes payable                 (810)         (1,443)
 Decrease (increase) in deferred income taxes   (1,582)             537
 Net increase (decrease) in other operating
  activities                                    (1,462)             360
 Net purchases of investments and marketable
  securities                                   (18,026)         (6,547)
 Net cash provided by operating activities        2,787           3,566

Cash flows from investing activities:
 Purchases of machinery and equipment           (2,700)         (3,399)
 Net (purchases) sales of investments and
  marketable securities                           6,044           (145)
 Payment for acquisition                              -         (1,049)
 Net cash provided by (used in) investing
  activities                                      3,344         (4,593)

Cash flows from financing activities:
 Proceeds from sale of stock                        179             393
 Issuance of short-term notes payable               136             196
 Payments for obligation under capital lease       (31)            (29)
 Net cash provided by financing activities          284             560
Net increase (decrease) in cash and cash
 equivalents                                      6,415           (467)
Cash and cash equivalents at beginning of
 period                                           5,168          10,017
Cash and cash equivalents at end of period      $11,583          $9,550

Supplemental disclosures of cash flow
 information:
 Interest paid                                       $6             $13
 Income taxes paid                              $12,343          $7,227

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The consolidated financial statements included herein have been prepared by Zebra Technologies Corporation and subsidiaries (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The consolidated balance sheet as of December 31, 1996 presented herein has been derived from the audited consolidated balance sheet contained in the Annual Report on Form 10-K. In the opinion of the Company, the consolidated financial statements reflect all adjustments necessary to present fairly the consolidated financial position of Zebra Technologies Corporation and subsidiaries as of June 28, 1997 and December 31, 1996, and the consolidated results of their operations for the three-month and six-month period ended June 28, 1997 and June 29, 1996 and six-months ended cash flow for June 28, 1997 and June 29, 1996. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

Note 2 - Discontinued Business Operations

As of June 28, 1997, the Company made the decision to discontinue the operations of its subsidiary, Zebra Technologies VTI ("VTI"). The discontinuance of VTI and the related PC retail channel will be completed during the third quarter of 1997. A one-time charge of $2,363,000, net of income tax benefits, was recorded in the second quarter and is related to the discontinuance VTI and the related retail software business. The one-time charge includes a provision for expected product returns from present retail channel partners, provision for slow moving/obsolete product, and provisions for estimated contingent liabilities.

Note 3 - Legal Proceedings

As of June 28, 1997, the Company has settled the pending litigation between Zebra and Messrs. Carter and Flury, the former officers of VTI. The legal actions which were initiated in March of 1996 have been settled out of court. Terms are confidential and all payments have been completed. The settlement
did not unfavorably impact Company's net income.   In connection with the
settlement of the litigation, the Company reduced long-term liabilities by $1,999,000 and paid-in capital by $1,372,000.

Item 2.	Management's Discussion and Analysis of Financial Condition and
Results of Operations

Results of Continuing Operations Second Quarter of 1997 versus Second Quarter of 1996 and Year-to-date 1997 versus Year-to-date 1996

Net sales for the second quarter of 1997 22.9% to $47,844,000 versus net sales of $38,920,000 for the second quarter of 1996. On a year-to-date basis, 1997 sales increased 17.8% to $88,853,000 versus sales of $75,446,000 in the corresponding period last year. This sales increase for the quarter and year-to-date is attributed to unit growth in all product categories, as the average unit price of printer products has decreased due to product mix changes. Printer sales increased by 26.6% and supplies sales by 13.2% over the second quarter of 1996, bringing printer sales to 75.7% and supplies sales to 22.2% of consolidated net sales, respectively for the second quarter of 1997 versus 73.5% and 24.1% for the same period of 1996. On a year-to-date basis, printer sales increased by 20.2% and supplies sales by 10.6% over the same period 1996, bringing printer sales to 74.4% and supplies sales to 23.3% of consolidated net sales, respectively for the first half of 1997 versus 73.3% and 24.9% for the first half of 1996. Approximately 47.4% of 1997 second quarter net sales were derived from international sources as compared to 45.0% during the second quarter of 1996. Similarly, 47.2% of year-to-date net sales for 1997 were derived from international customers as compared to 45.4% in the comparable prior year period.

Gross profit increased to $24,298,000 for the second quarter of 1997, a 31.7% gain over the gross profit of $18,452,000 for the second quarter of 1996. As a percentage of net sales, gross profit increased 3.4% from 47.4% in the second quarter of last year to 50.8% in the second quarter of 1997. Year-to-date gross profit of $44,729,000 also increased as a percentage of net sales, from 47.7% last year to 50.3% this year. This increase for the quarter and year-to-date is principally due to decreased material costs of high volume printer parts plus a favorable product mix within the Company's printer products and a lower percentage of supplies sales.

Sales and marketing expenses of $5,070,000 were up 25.2% in the second quarter of 1997 compared to $4,050,000 in the second quarter of 1996. As a percentage of net sales, second quarter sales and marketing expenses increased slightly to 10.6% from 10.4% for the same period last year. Year-to-date sales and marketing expenses of $8,945,000 were up 21.4% over last year, increasing as a percentage of net sales from 9.8% last year to 10.1% during 1997. Increased spending on a quarterly and year-to-date basis is principally due to increased staffing, advertising, public relations, and outside consulting services. These expense increases were offset in part by reductions in warranty and travel in comparison to last year on both a quarterly and year-to-date basis.

Research and development expenses for the second quarter of 1997 decreased by 3.4% to $2,775,000 (5.8% of net sales) versus $2,872,000 (7.4% of net sales) in the second quarter of 1996. Year-to-date research and development expenses decreased by 11.9% to $5,167,000 (5.8% of net sales) versus $5,864,000 (7.8% of net sales) last year. Decreases on a quarterly and year-to-date basis resulted from reductions in unusually high development costs in prior periods to more normal levels in the current period.

General and administrative expenses for the second quarter of 1997 increased by 38.3% to $3,923,000 (8.2% of net sales) as compared to $2,837,000 (7.3% of net sales) in the second quarter of 1996. On a year-to-date basis, general and administrative expenses increased by 22.5% to $6,917,000 (7.8% of net sales) compared to $5,647,000 (7.5% of net sales) for the comparable period last year. The increase in general and administrative expenses for the quarter and year-to-date on both a dollar and percentage basis was primarily the result of increases in staffing, depreciation, and building expenses.
The increases were offset in part by reductions in mainframe computer expenses. Both periods include the amortization of intangible assets and goodwill for the acquisition of the assets of Fenestra Computer Services, as described in the Liquidity and Capital Resources section below.

Income from operations for the second quarter of 1997 increased by $3,837,000 or 44.1% to $12,530,000 (26.2% of net sales) compared to $8,693,000 (22.3% of net sales) for the second quarter of 1996. Income from operations for the first half of 1997 increased by $7,678,000 or 5.2% to $23,700,000 (26.7% of net sales) compared to $16,022,000 (21.2% of net sales) in the first half of 1996. This increase on a quarterly and year-to-date basis was due to higher gross profits, as previously indicated, offset in part by the non-recurring write-off of acquired in-process technology of $1,114,000 in the first quarter of 1996 as a result of the Company's acquisition of Fenestra
Computer Services.

Investment income and gain on securities for the second quarter of 1997 increased by $566,000 or 38.9% to $2,021,000 versus $1,455,000 for the second quarter of 1996. On a year-to-date basis, investment income increased by $913,000 or 33.1% to $3,672,000 versus $2,759,000 in 1996. On both a quarterly and year to date basis, the Company had larger cash and marketable securities balances invested and was able to earn a higher rate of return than in the comparable period from 1996. On a year-to-date basis, average cash and marketable securities increased from $94,540,000 in 1996 to $111,752,000 in 1997. Other income includes a one-time gain of $5,458,000 during the first quarter of 1997 from the sale of 350,000 shares of Norand Corporation common stock, which was purchased in October of 1995 when management briefly considered Norand a possible acquisition candidate.

Income from continuing operations before income taxes was $14,766,000 in the second quarter of 1997 compared to $10,222,000 in the same quarter of last year, an increase of $4,543,000 or 44.4%. The provision for income taxes was 34.7% in the second quarter of 1997, resulting in income from continuing operations of $9,645,000 or 20.2% of net sales and earnings per share from continuing operations of $0.40 on 24,244,000 weighted average shares outstanding. In the second quarter of 1996, the provision for income taxes was 33.7% resulting in income from continuing operations of $6,782,000 or 17.4% of net sales and earnings per share from continuing operations of $0.28 on 24,198,000 weighted average shares outstanding. Income from continuing operations before income taxes of $33,058,000 for the first half of 1997 was $14,225,000 or 75.5% above the prior year amount of $18,833,000 for the same period. The provision for income taxes for the first half of 1997 was 36.0%, resulting in income from continuing operations of $21,171,000 or 23.8% of net sales and earnings per share from continuing operations of $0.87 on 24,242,000 weighted average shares outstanding. The provision for income taxes for the first half of 1996 was 33.7% resulting in income from continuing operations of $12,490,000 or 16.6% of net sales and earnings per share from continuing operations of $0.52 on 24,194,000 weighted average shares outstanding.

As of June 28, 1997, the Company settled the pending litigation between Zebra and Messrs. Carter and Flury, the former officers and principals of Zebra Technologies VTI. The legal actions initiated in March 1996 have been settled out of court. Terms are confidential and all payments have been completed. The Company acquired VTI in July 1995. At the time of the acquisition an accrual for future payments due to the officers and management of VTI was established. The amounts originally accrued for Messrs. Carter and Flury were adequate to cover the settlement amounts. In connection with the settlement of the litigation, the Company reduced long-term liabilities by $1,999,000 and paid-in capital by $1,372,000.

As of June 28, 1997, the Company made the decision to discontinue the operations of its VTI subsidiary. The discontinuance of VTI and the related PC retail channel will be completed during the third quarter of 1997. A one-time charge of $2,363,000, net of income tax benefits, was recorded in the second quarter related to the discontinuance of VTI and the Company's presence in the PC retail channel. The one-time charge includes a provision for expected product returns from present retail channel partners, provision for slow moving/obsolete product, and provisions for estimated contingent liabilities. As part of recording the provisions and charges, the related remaining goodwill and intangible assets were written off as part of the discontinued operation charge. The transition of remaining salable products and the business records and duties will be made during the third quarter of 1997 to appropriate personnel at the Company's Vernon Hills facility.


Liquidity and Capital Resources

The Company's principal source of liquidity continues to be cash generated from operations and its cash and marketable securities balances. At June 28, 1997, the Company had $111,752,000 in cash and marketable securities versus $94,540,000 at the end of 1996.

Effective February 16, 1996, the Company purchased the assets of Fenestra Computer Services, a UK partnership, in exchange for $1,398,000 paid in cash and Zebra Class A common stock. The transaction has been accounted for under the purchase method of accounting. Assets and liabilities, including software and hardware technology, and trade names were recorded at their respective fair market values with $1,114,000 assigned to acquired in-process technology based on an independent third-party appraisal. The entire amount of the acquired in-process technology was expensed in the first quarter of 1996.

The Company has no commitments or agreements with respect to acquisitions or other significant capital expenditures.


Recently Issued Accounting Pronouncements

Effective February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share" ("EPS"). Implementation of SFAS No. 128 is required for the periods ending after December 15, 1997. The standard establishes new methods for computing and presenting EPS and replaces the presentation of primary and fully-diluted EPS with basic and diluted EPS.
The new methods under this standard are not expected to have a significant impact on the Company's EPS amounts.

Safe Harbor

Forward looking statements contained in this filing are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995 and are highly dependent upon a variety of important factors which could cause actual results to differ materially from those reflected in such forward looking statements. These factors include the acceptance of the Company's printer and software products by the market, and product offerings made by its competitors. Profits will be affected by the Company's ability to control manufacturing and operating costs. Due to the Company's large investment portfolio, interest rate conditions will also have an impact on results, as will foreign exchange rates due to the large percentage of the Company's sales in international markets. When used in this document and documents referenced, the words "anticipate", "believe", "estimate", and "expect" and similar expressions as they relate to the Company or its management are intended to identify such forward looking statements. Readers of this release are referred to prior filings with the Securities and Exchange Commission, for further discussions of factors that could affect Zebra's future results.

PART II. - OTHER INFORMATION

Item 1.	Legal Proceedings

As of June 28, 1997, the Company has settled the pending litigation between Zebra and Messrs. Carter and Flury, the former officers of VTI. The legal actions initiated in March of 1996, have been settled out of court. Terms are confidential and all payments have been completed. At the time of the acquisition, an accrual for payments due to the VTI officers and management, over a period of 3 years, was established. The amounts originally accrued for Messrs. Carter and Flury were adequate to cover the settlement amounts. In connection with the settlement of the litigation, the Company reduced long-term liabilities by $1,999,000 and paid-in capital by $1,372,000.

Item 4.	Submissions of Matters to a Vote of Security Holders

(a)	The Annual Meeting of Stockholders of the Company was held on May 20, 1997.


(b)	1.  The Stockholders voted to elect five directors to the Company's Board of Directors, with the following votes:

                                          Authority                  Broker
Directors               For      Against  Withheld    Abstentions   Non-Votes
Gerhard Cless        87,204,133   ----      61,878         ----        ----
Edward Kaplan        87,204,193   ----      61,818         ----        ----
Christopher Knowles  87,204,093   ----      61,918         ----        ----
David Riley          87,204,193   ----      61,818         ----        ----
Michael Smith        87,204,193   ----      61,818         ----        ----



2. The Stockholders also voted to ratify the selection by the Board of Directors of KPMG Peat Marwick LLP as the independent auditors of the Company's financial Statements for the fiscal year ending December 31, 1997 \ with the following vote:

                                     Authority                      Broker
              For        Against     Withheld     Abstentions      Non-Votes
            87,233,836    16,703        ----         15,472           ----

</TABLE?


3. The Stockholders also voted to increase the authorized shares of the Company's Class A Common Stock from 35,000,000 to 50,000,000 shares with the following vote:


                                      Authority                     Broker
              For        Against      Withheld    Abstentions      Non-Votes
            86,356,348   775,081        ----         26,451          108,131



4. The Stockholders also voted on the adoption of Zebra Technologies Corporation 1997 Stock Option Plan with the following vote:


                                      Authority                     Broker
              For        Against      Withheld    Abstentions      Non-Votes
           88,792,025   1,381,102       ----         92,884           ----



5. The Stockholders also voted on the adoption of Zebra Technologies Corporation 1997 Non-Employee Directors' Stock Option Plan with the following vote:


                                      Authority                     Broker
              For        Against      Withheld   Abstentions       Non-Votes
           86,322,358    85,612         ----        92,041            ----


Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits.

3.1.	Amendment to Certificate of Incorporation of Registrant

15.  Acknowledgment of Independent Certified Public Accountants
Regarding Independent Auditors' Review Report

27. 	Financial Data Schedule

(b)	Reports.

No reports on Form 8-K have been filed by the Registrant for the quarterly period covered by this report.

Exhibit 3.1

CERTIFICATE OF AMENDMENT OF CERTIFICATE OF INCORPORATION OF
ZEBRA TECHNOLOGIES CORPORATION

ZEBRA TECHNOLOGIES CORPORATION (the "Corporation"), a corporation organized and existing under and by virtue of the General Corporation Law of the State of Delaware (the "Act"), DOES HEREBY CERTIFY THAT:

1. In accordance with the provisions of Section 242 of the Act, and the Certificate of Incorporation of the Corporation (the "Certificate of Incorporation"), an amendment to the Certificate of Incorporation has been duly adopted by the Board of Directors acting at a duly convened meeting and approved by the requisite votes of the stockholders of the Corporation entitled to vote thereon voting at a duly convened meeting.

2. Said amendment amends the first paragraph of Article Fourth of the Certificate of Incorporation so that, as amended, said first paragraph of Article Fourth, in its entirety, shall read as follows:

"Fourth: The total number of shares of capital stock of all classes which the Corporation shall have authority to issue is 88,358,189 shares, which shall be divided as follows: (i) 50,000,000 shares of Class A common stock, par value $.01 per share (the "Class A Common Stock"), (ii) 28,358,189 shares of Class B common stock, par value $.01 per share (the "Class B Common Stock"), and (iii) 10,000,000 shares of preferred stock, par value $.01 per share (the "Preferred Stock"). "Common Stock", when used herein, shall mean the Class A Common Stock and the Class B Common Stock together."

3. 	Said amendment amends the second sentence of the first paragraph of
Section 4.A.5. of the Certificate of Incorporation so that, as amended, said sentence, in its entirety, shall read as follows:

"Upon such conversion, the total number of shares of Class A Common Stock the Corporation shall have authority to issue shall be 78,358,189 and the total number of shares of Class B Common Stock the Corporation shall have authority to issue shall be zero."


IN WITNESS WHEREOF, ZEBRA TECHNOLOGIES CORPORATION has caused this Certificate of Amendment to be executed this 25th day of June, 1997.


	ZEBRA TECHNOLOGIES CORPORATION


By:	/s/ Edward L. Kaplan
Edward L. Kaplan
Chairman and Chief Executive Officer

Exhibit 15

Acknowledgment of Independent Certified Public
Accountants Regarding Independent Auditors'
Review Report

Zebra Technologies Corporation
333 Corporate Woods Parkway
Vernon Hills, Illinois  60061-3109

Ladies and Gentlemen:

With respect to the registration statements (No. 33-44706 and No. 33-72774) on Form S-8 of Zebra Technologies Corporation, we acknowledge our awareness of the use therein of our report dated July 15, 1997 related to our review of interim financial information as of June 28, 1997.

Pursuant to Rule 436(c) under the Securities Act of 1933, such report is not considered part of a registration statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of the Act.

Very truly yours,

/s/KPMG Peat Marwick LLP

Chicago, Illinois
August 1, 1997

Exhibit 27

The schedule contains summary financial information extracted from Zebra Technologies Corporation and subsidiaries consolidated balance sheets for June 28, 1997 and consolidated statements of earnings for the six months ended June 28, 1997 and is qualified in its entirety by reference to such financial statements.

ZEBRA TECHNOLOGIES CORPORATION
Appendix A to Item 601(c) of Regulation S-K
Commercial and Industrial Companies
Article 5 of Regulation S-X


Item Number         Item Description                              Amount
5-02(1)             cash and cash items                            11,583
5-02(2)             marketable securities                         100,169
5-02(3)(a)(1)       notes and accounts receivable-trade            31,054
5-02(4)             allowances for doubtful accounts              (1,300)
5-02(6)             inventory                                      22,525
5-02(9)             total current assets                          168,145
5-02(13)            property, plant and equipment                  24,825
5-02(14)            accumulated depreciation                     (12,754)
5-02(18)            total assets                                  180,904
5-02(21)            total current liabilities                      22,927
5-02(22)            bonds, mortgages and similar debt                   0
5-02(28)            preferred stock-mandatory redemption                0
5-02(29)            preferred stock-no mandatory redemption             0
5-02(30)            common stock                                      242
5-02(31)            other stockholder's equity                    157,141
5-02(32)            total liabilities and stockholder's equity    180,904
5-03(b)1(a)         net sales of tangible products                 47,086
5-03(b)1            total revenues                                 47,844
5-03(b)2(a)         cost of tangible goods sold                    23,262
5-03(b)2            total costs and expenses applicable to
                     sales and revenues                            23,546
5-03(b)3            other costs and expenses                       11,393
5-03(b)5            provision for doubtful accounts and notes         372
5-03(b)(8)          interest and amortization of debt discount          3
5-03(b)(10)         income before income taxes                     14,766
5-03(b)11           income tax expense                              5,121
5-03(b)(14)         income/loss                                     9,645
5-03(b)(15)         discontinued operations                       (2,364)
5-03(b)(17)         extraordinary items                                 0
5-03(b)(18)         cumulative effect- changes in accounting
                     principles                                         0
5-03(b)(19)         net income or loss                              7,281
5-03(b)(20)         earnings per share-primary                       0.30
5-03(b)(20)         earnings per share-fully diluted                 0.30

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZEBRA TECHNOLOGIES CORPORATION


Date:	August 1, 1997			By:  /s/Edward L. Kaplan
	 						         	         	Edward L. Kaplan
							 	                  	Chief Executive Officer

Date:	August 1, 1997	 	By:  /s/Charles R. Whitchurch
							         	          	Charles R. Whitchurch
							                    	Chief Financial Officer