Form 10-Q/A
period 1997-06-28
ZEBRA TECHNOLOGIES CORP/DE
filed 1997-08-11
CIK 877212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

Independent Auditors' Review Report

The Board of Directors
Zebra Technologies Corporation:

We have reviewed the consolidated balance sheet of Zebra Technologies Corporation and subsidiaries as of June 28, 1997, and the related consolidated statements of earnings for the three-month and six-month periods ended June 28, 1997 and June 29, 1996 and consolidated statements of cash flows for the six-months ended June 28, 1997 and June 29, 1996. These consolidated financial statements are the responsibility of the Company's management.

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

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The consolidated financial statements included herein have been prepared by Zebra Technologies Corporation and subsidiaries (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The consolidated balance sheet as of December 31, 1996 presented herein has been derived from the audited consolidated balance sheet contained in the Annual Report on Form 10-K. In the opinion of the Company, the consolidated financial statements reflect all adjustments necessary to present fairly the consolidated financial position of Zebra Technologies Corporation and subsidiaries as of June 28, 1997 and December 31, 1996, and the consolidated results of their operations for the three-month and six-month period ended June 28, 1997 and June 29, 1996 and cash flows for six-month periods ended June 28, 1997 and June 29, 1996. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

Note 2 - Discontinued Business Operations

As of June 28, 1997, the Company made the decision to discontinue the operations of its subsidiary, Zebra Technologies VTI ("VTI"). The discontinuance of VTI and the related PC retail channel will be completed during the third quarter of 1997. A one-time charge of $2,363,000, net of income tax benefits, was recorded in the second quarter and is related to the discontinuance VTI and the related retail software business. The one-time charge includes a provision for expected product returns from present retail channel partners, provision for slow moving/obsolete product, and provisions for estimated probable contingent liabilities.

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
Results of Operations

Results of Continuing Operations Second Quarter of 1997 versus Second Quarter of 1996 and Year-to-date 1997 versus Year-to-date 1996

Net sales for the second quarter of 1997 22.9% to $47,844,000 versus net sales of $38,920,000 for the second quarter of 1996. On a year-to-date basis, 1997 sales increased 17.8% to $88,853,000 versus sales of $75,446,000 in the corresponding period last year. This sales increase for the quarter and year-to-date is attributed to unit growth in all product categories, as the average unit price of printer products has decreased due to product mix changes. Printer sales increased by 26.6% and supplies sales by 13.2% over the second quarter of 1996, bringing printer sales to 75.7% and supplies sales to 22.2% of consolidated net sales, respectively, for the second quarter of 1997 versus 73.5% and 24.1% for the same period of 1996. On a year-to-date basis, printer sales increased by 20.2% and supplies sales by 10.6% over the same period 1996, bringing printer sales to 74.4% and supplies sales to 23.3% of consolidated net sales, respectively, for the first half of 1997 versus 73.3% and 24.9% for the first half of 1996. Approximately 47.4% of 1997 second quarter net sales were derived from international sources as compared to 45.0% during the second quarter of 1996. Similarly, 47.2% of year-to-date net sales for 1997 were derived from international customers as compared to 45.4% in the comparable prior year period.

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

Income from operations for the second quarter of 1997 increased by $3,837,000 or 44.1% to $12,530,000 (26.2% of net sales) compared to $8,693,000 (22.3% of net sales) for the second quarter of 1996. Income from operations for the first half of 1997 increased by $7,678,000 or 5.2% to $23,700,000 (26.7% of net sales) compared to $16,022,000 (21.2% of net sales) in the first half of 1996. This increase on a quarterly and year-to-date basis was due to higher gross profits, as previously indicated, and to the non-recurring write-off of acquired in-process technology of $1,114,000 in the first quarter of 1996 as a result of the Company's acquisition of Fenestra
Computer Services.

Investment income and gain on securities for the second quarter of 1997 increased by $566,000 or 38.9% to $2,021,000 versus $1,455,000 for the second quarter of 1996. On a year-to-date basis, investment income increased by $913,000 or 33.1% to $3,672,000 versus $2,759,000 in 1996. On both a quarterly and year to date basis, the Company had larger cash and marketable securities balances invested and was able to earn a higher rate of return than in the comparable period of 1996. On a year-to-date basis, average cash and marketable securities increased from $94,540,000 in 1996 to $111,752,000 in 1997. Other income includes a one-time gain of $5,458,000 during the first quarter of 1997 from the sale of 350,000 shares of Norand Corporation common stock, which was purchased in October of 1995 when management briefly considered Norand a possible acquisition candidate.

Income before income taxes was $14,766,000 in the second quarter of 1997 compared to $10,222,000 in the same quarter of last year, an increase of $4,543,000 or 44.4%. The provision for income taxes was 34.7% in the second quarter of 1997, resulting in income from continuing operations of $9,645,000 or 20.2% of net sales and earnings per share from continuing operations of $0.40 on 24,244,000 weighted average shares outstanding. In the second quarter of 1996, the provision for income taxes was 33.7% resulting in income from continuing operations of $6,782,000 or 17.4% of net sales and earnings per share from continuing operations of $0.28 on 24,198,000 weighted average shares outstanding. Income from continuing operations before income taxes of $33,058,000 for the first half of 1997 was $14,225,000 or 75.5% above the prior year amount of $18,833,000 for the same period. The provision for income taxes for the first half of 1997 was 36.0%, resulting in income from continuing operations of $21,171,000 or 23.8% of net sales and earnings per share from continuing operations of $0.87 on 24,242,000 weighted average shares outstanding. The provision for income taxes for the first half of 1996 was 33.7% resulting in income from continuing operations of $12,490,000 or 16.6% of net sales and earnings per share from continuing operations of $0.52 on 24,194,000 weighted average shares outstanding.

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

Sales to The Peak Technologies Group, Inc. ("Peak") accounted for more than 20.0% of the Company's total net sales in the fiscal year ended December 31, 1996 and 16.8% in the six months ended June 28, 1997. Peak was recently acquired by Moore Corporation. The Company believes it has an excellent long-term relationship with Peak. However, the effect which the acquisition will have on the Company's relationship with this customer-positve or negative-is currently unknown.


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

ZEBRA TECHNOLOGIES CORPORATION


Date:	August 11, 1997 		By:  /s/Edward L. Kaplan
	 						         	         	Edward L. Kaplan
							 	                  	Chief Executive Officer

Date:	August 11, 1997	 	By:  /s/Charles R. Whitchurch
							         	          	Charles R. Whitchurch
							                    	Chief Financial Officer