Form 10-Q
period 1997-09-27
ZEBRA TECHNOLOGIES CORP/DE
filed 1997-11-10
CIK 877212

                                    UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C. 20549
                                      FORM 10-Q


             [ X ]  Quarterly Report Pursuant to Section 13 or 15(d) of
                         the Securities Exchange Act of 1934

                  For the quarterly period ended September 27, 1997

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

                           [ X ]  Yes    [   ]  No

          As of November 6, 1997, there were the following shares outstanding:

          Class A Common Stock, $.01 par value:   19,383,340
          Class B Common Stock, $.01 par value:    4,890,609


                     ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                             QUARTER ENDED SEPTEMBER 27, 1997
                                          INDEX

                                                               PAGE
   PART I - FINANCIAL INFORMATION

        Item 1. Consolidated Financial Statements

           Independent Auditors' Review Report                   2

           Consolidated Balance Sheets
           as of September 27, 1997 (unaudited) and
           December 31, 1996                                     3

           Consolidated Statements of Earnings (unaudited)
           for the three and nine months ended
           September 27, 1997 and September 28, 1996             4

           Consolidated Statements of Cash Flows (unaudited)
           for the nine months ended September 27, 1997
           and September 28, 1996                                5

           Notes to Consolidated Financial Statements            6

        Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations         7

   PART II - OTHER INFORMATION

        Item 6. Exhibits and Reports on Form 8-K                11

   SIGNATURES                                                   14




          Item 1.   Consolidated Financial Statements

                     Independent Auditors' Review Report

          The Board of Directors
          Zebra Technologies Corporation:

          We have reviewed the consolidated balance sheet of Zebra
          Technologies Corporation and subsidiaries as of September 27, 1997, and the related consolidated statements of earnings for the three-month and nine-month periods ended September 27, 1997 and September 28, 1996 and consolidated statements of cash flows for the nine month periods ended September 27, 1997 and September 28, 1996. These consolidated financial statements are the responsibility of the Company's management.

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

          We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Zebra
          Technologies Corporation and subsidiaries as of December 31, 1996, and the related consolidated statements of earnings, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 7, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1996 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.





          Chicago, Illinois
                                          /s/KPMG Peat Marwick LLP
          October 14, 1997




                      ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS
                        (Dollars in thousands, except share data)


                                                   September 27,    December 31,
                                                       1997             1996
          ASSETS                                    (Unaudited)
          Current assets:
            Cash and cash equivalents                     $9,749          $5,168
            Investments and marketable securities        106,818          89,372
            Accounts receivable, net of allowance         31,843          31,631
            of $1,329 in 1997 and $960 in 1996
            Inventories:
               Finished goods                              8,919          10,428
               Work-in-process                               208             325
               Raw materials                              12,168          10,750

               Total inventories                          21,295          21,503
          Prepaid expenses                                 2,245             690

               Total current assets                      171,950         148,364
          Machinery and equipment at cost, less
            accumulated depreciation and                  12,140          11,328
          amortization
          Other assets                                     2,382           3,444
          Deferred income taxes                            2,318             147

               Total assets                             $188,790        $163,283

          LIABILITIES AND STOCKHOLDERS' EQUITY
          Current liabilities:
            Accounts payable                             $10,002         $12,200
            Accrued liabilities                            7,593           4,180
            Short-term note payable                          137               1
            Current portion of obligation under               64              62
          capitalized lease with related party
            Income taxes payable                           3,642           3,750

               Total current liabilities                  21,438          20,193

          Obligation under capitalized lease with             67             115
          related party, less current portion
          Long-term liability                                212           2,211
          Other                                              291             308

               Total liabilities                          22,008          22,827


          Stockholders' equity:
          Preferred stock, $.01 par value,
          10,000,000 shares authorized, none outstanding      -              -
          Class A Common Stock, $.01 par value;
            35,000,000 shares authorized, 19,381,117
            and 16,924,973 shares issued and
            outstanding in 1997 and 1996, respectively       194             169
          Class B Common Stock, $.01 par value;
            35,000,000 shares authorized, 4,890,609 and
            7,315,404 shares issued and outstanding in
            1997 and 1996, respectively                       49              73
          Paid-in capital                                 29,272          30,386
          Retained earnings                              137,086         108,624
          Unrealized holding gain/(loss) on                    -             (6)
            investments
          Cumulative translation adjustment                  181           1,210

               Total stockholders' equity                166,782         140,456

               Total liabilities and stockholders'
                 equity                                 $188,790        $163,283


     See accompanying notes to consolidated financial statements and
       Independent Auditors' Review Report.

                     ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF EARNINGS
                      (Amounts in thousands, except per share data)
                                       (Unaudited)

                                      Three Months Ended      Nine Months Ended
                                    September  September   September   September
                                        27,       28,          27,        28,
                                       1997      1996         1997       1996

         Net sales                   $49,889    $41,858    $138,742    $117,301
         Cost of sales                24,878     21,763      69,027      61,192
         Gross profit                 25,011     20,095      69,715      56,109
         Operating Expenses:
          Sales and marketing          4,863      3,538      13,807      11,388
          Research and development     2,767      2,156       7,935       7,541
          General and administrative   3,730      2,648      10,620       8,331
          Acquired in-process
            technology                     -          3           -       1,117
          Total operating expenses    11,360      8,345      32,362      28,377

          Income from operations      13,651     11,750      37,353      27,732
          Other income (expense):
             Investment income         1,278        786       3,715       2,477
             Gain on securities          583        565       7,276       1,633
             Other, net                   27         48         364         102
          Total other income           1,888      1,399      11,355       4,212

          Income from continuing
          operations before income
              taxes                   15,539     13,149      48,708      31,944

          Provision for income taxes   5,594      4,526      17,591      10,869

          Income from continuing
          operations                   9,945      8,623      31,117      21,075

          Discontinued operations:
            Income (loss) from
              discontinued operation
              (less applicable
              income tax benefit)          -         92     (1,692)       (851)

            Loss on disposal of
              discontinued operation
              including provision for
              operating losses during
              the phase-out period (less
              applicable income tax
              benefit)                     -          -       (963)           -

          Net income                  $9,945     $8,715     $28,462     $20,224

          Net income per share from
            continuing operations      $0.41      $0.36       $1.28       $0.87

          Net income per share         $0.41      $0.36       $1.17       $0.84

          Average shares outstanding  24,257     24,203      24,247      24,197

     See accompanying notes to consolidated financial statements and
       Independent Auditors' Review Report.

                     ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Dollars in thousands)
                                       (Unaudited)

                                                        Nine Months Ended
                                                     September       September
                                                         27,             28,
                                                        1997            1996
          Cash flows from operating activities:
            Net income                                 $28,462        $20,224
            Adjustments to reconcile net income
              to net cash provided by operating
              activities:
                 Depreciation and amortization           2,694          2,193
                 Appreciation in market value of
                   investments and marketable
                   securities                             (468)         1,252
                 Acquired in-process technology             -           1,117
                 Discontinued operations               (3,371)             -
                 Increase in accounts receivable         (212)        (4,147)
                 Decrease in inventories                   208            351
                 Decrease in other assets                1,062            850
                 Decrease in accounts payable          (2,198)        (3,126)
                 Increase in accrued liabilities
                   and other                             3,396          1,459
                 (Decrease) in income taxes payable      (108)          (108)
                 Increase in deferred income taxes     (2,171)          (485)
                 Net increase (decrease) in other
                   operating activities                (2,583)            427
                 Net purchases of investments and
                   marketable securities              (23,017)       (19,426)
                 Net cash provided by
                   operating activities                 1,694             581
          Cash flows from investing activities:
            Purchases of machinery and equipment       (3,506)        (4,803)
            Net (purchases) sales of investments
              and marketable securities                 6,044            (78)
            Net cash provided by (used in)
              investing activities                      2,538         (4,881)

          Cash flows from financing activities:
            Proceeds from sale of stock                   259             129
            Issuance of (payment for) short-term
              notes payable                               136            (35)
            Payments for obligation under capital
              lease                                      (46)            (44)
            Payment for acquisition                        -            (962)
               Net cash provided (used in)
                 by financing activities                  349           (912)

          Net increase (decrease) in cash and
            cash equivalents                            4,581         (5,212)
          Cash and cash equivalents at beginning
            of period                                   5,168          10,017
          Cash and cash equivalents at end of
            period                                     $9,749          $4,805

          Supplemental disclosures of cash flow
          information:
            Interest paid                                   9               16
            Income taxes paid                         $15,936          $10,145


     See accompanying notes to consolidated financial statements and Independent Auditors' Review Report.


                   ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          Note 1 - Basis of Presentation

          The consolidated financial statements included herein have been prepared by Zebra Technologies Corporation and subsidiaries (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K filed with the Securities and Exchange Commission. The consolidated balance sheet as of December 31, 1996 presented herein has been derived from the audited consolidated balance sheet contained in the Annual Report on Form 10-K. In the opinion of the Company, the consolidated financial statements reflect all adjustments necessary to present fairly the consolidated financial position of Zebra Technologies Corporation and subsidiaries as of September 27, 1997 and December 31, 1996, and the consolidated results of their operations for the three and nine months ended September 27, 1997 and September 28, 1996 and their cash flows for the nine months ended September 27, 1997 and September 28, 1996. The results of operations for such interim periods are not necessarily indicative of the results for the full year.


          Note 2 - Discontinued Business Operations

          As of June 28, 1997, the Company made the decision to discontinue the operations of its subsidiary, Zebra Technologies VTI
          ("VTI"). The discontinuance of VTI and the related PC retail channel was completed during the third quarter of 1997. A one-time charge of $2,363,000, before income tax benefits, was recorded in the second quarter and was related to the discontinuance of VTI and the Company's presence in the PC retail channel. The one-time charge includes a provision for expected product returns from present retail channel partners, provision for slow moving/obsolete product, and provisions for estimated contingent liabilities.


          Note 3 - Legal Proceedings

          As of June 28, 1997, the Company has settled the pending litigation between Zebra and Messrs. Carter and Flury, the former officers of VTI. The legal actions which were initiated in March of 1996 have been settled out of court. Terms are confidential and all payments have been completed. The settlement did not unfavorably impact the Company's net income. In connection with the settlement of the litigation, the Company reduced long-term liabilities by $1,999,000 and paid-in capital by $1,372,000.


          Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          Results of Operations Third Quarter of 1997 versus Third Quarter of 1996 and Year-to-date 1997 versus Year-to-date 1996

          Net sales for the third quarter of 1997 increased 19.2% to $49,889,000 versus sales of $41,858,000 for the third quarter of 1996. On a year-to-date basis, 1997 sales increased 18.3% to $138,742,000 versus sales of $117,301,000 in the comparable period of 1996. This sales increase for the quarter and year-to-date is attributed to unit growth in all product categories rather than price increases, as the average unit price of printer products has decreased due to product mix changes. Printer sales increased by 25.0% while supplies sales decreased by 1.6% over the third quarter of 1996, bringing printer sales to 77.0% and supplies sales to 20.2% of consolidated net sales, respectively, for the third quarter of 1997 as compared to 73.4% and 24.5% for the third quarter of 1996. On a year-to-date basis, printer sales increased by 21.9% and supplies sales by 6.3% over 1996, bringing printer sales to 75.3% and supplies sales to 22.2% of consolidated net sales, respectively, for the first nine months of 1997 as compared to 73.1% to 24.7% for the comparable period of 1996. Approximately 45.8% of third quarter net sales were derived from international sources as compared to 42.9% during the third quarter of 1996. Similarly, 46.7% of year-to-date net sales were derived from international sources as compared to 44.6% in the comparable period of 1996.

          Gross profit increased to $25,011,000 for the third quarter of 1997, a 24.5% gain over the gross profit of $20,095,000 for the third quarter of 1996. As a percentage of net sales, gross profit increased 2.1% from 48.0% in the third quarter of last year to 50.1% in the third quarter of 1997. Year-to-date gross profit of $69,715,000 also increased as a percentage of net sales, from 47.8% last year to 50.2% this year. This increase for the quarter and year-to-date is principally due to decreased material costs of high volume printer parts plus a favorable product mix within the Company's printer products and a lower percentage of supplies sales.

          Sales and marketing expenses of $4,863,000 were up 37.5% in the third quarter of 1997 compared to $3,538,000 in the third quarter of 1996. As a percentage of net sales, third quarter sales and marketing expenses increased to 9.7% from 8.5% for the same period last year. Year-to-date sales and marketing expenses of $13,807,000 were up 21.2% over the comparable period last year, increasing as a percentage of net sales from 9.7% last year to 10.0%. Increased spending on a quarterly and year-to-date basis is principally due to increased staffing (sales staff was increased in Singapore, Germany, and France), advertising, bad debt expense, customer accommodation, public relations, outside consulting services, and trade show expenses. These expense increases were offset in part by reductions in warranty costs in comparison to last year on both a quarterly and year-to-date basis.

          Research and development expenses for the third quarter of 1997 increased by 28.3% to $2,767,000 (5.5% of net sales) versus $2,156,000 (5.2% of net sales) in the third quarter of 1996. Year-to-date research and development expenses increased by 5.2% to $7,935,000 (5.7% of net sales) versus $7,541,000 (6.4% of net sales) last year. Increases on a quarterly and year-to-date basis were primarily due to increased staffing in both of the Vernon Hills and European facilities.


          General and administrative expenses for the third quarter of 1997 increased by 40.9% to $3,730,000 (7.5% of net sales) as compared to $2,648,000 (6.3% of net sales) for the third quarter of 1996.
           On a year-to-date basis, general and administrative expenses increased by 27.5% to $10,620,000 (7.7% of net sales) compared to $8,331,000 (7.1% of net sales) last year. The increase in general and administrative expenses for the quarter and year-to-date on both a dollar and percentage basis was primarily the result of increases in staffing, depreciation, outside consulting services, and building expenses. Both the 1997 and 1996 periods include the amortization of intangible assets and goodwill for the acquisition of the assets of Fenestra Computer Services, as described in the Liquidity and Capital Resources section below.

          Income from operations for the third quarter of 1997 increased by $1,901,000 or 16.2% to $13,651,000 (27.4% of net sales) compared to $11,750,000 (28.1% of net sales) for the third quarter of 1996. Year-to-date income from operations increased by $9,621,000 or 34.7% to $37,353,000 (26.9% of net sales) compared to $27,732,000 (23.6% of net sales) in the previous year. This increase on a quarterly and year-to-date basis was due to higher gross profits, as previously indicated, offset in part by the non-recurring write-off of acquired in-process technology of $1,117,000 in the first quarter of 1996 as a result of the Company's acquisition of Fenestra Computer Services.

          Investment income for the third quarter of 1997 increased by $510,000 or 37.7% to $1,861,000 versus $1,351,000 for the third quarter of 1996. On a year-to-date basis, investment income increased by $6,881,000 or 167.4% to $10,991,000 versus
          $4,110,000 in 1996. On both a quarterly and year-to-date basis, the Company had larger cash balances invested and was able to earn a higher rate of return than in the comparable period from 1996. Cash and marketable securities increased to $116,567,000 as of September 27, 1997 from $94,540,000 as of December 31, 1996.

          Gain on securities includes a one-time gain of $5,458,000 during the first quarter of 1997 from the sale of 350,000 shares of Norand Corporation common stock which was purchased in October of 1995 when management briefly considered Norand a possible acquisition candidate.

          Income before income taxes was $15,539,000 in the third quarter of 1997 compared to $13,149,000 in the same quarter of last year, an increase of $2,390,000 or 18.2%. The provision for income taxes was 36.0% in the third quarter of 1997, resulting in net income from continuing operations of $9,945,000 or 19.9% of net sales and net income per share from continuing operations of $0.41 on 24,257,000 weighted average shares outstanding. In the third quarter of 1996, the provision for income taxes was 34.4% resulting in net income from continuing operations of $8,623,000 or 20.6% of net sales and net income per share from continuing operations of $0.36 on 24,203,000 weighted average shares outstanding. Year-to-date income from continuing operations before income taxes of $48,708,000 was $16,764,000 or 52.5% above the prior year amount of $31,944,000 for the same period. The provision for income taxes on a year-to-date basis was 36.1% in 1997, resulting in net income from continuing operations of $31,117,000 or 22.4% of net sales and net income per share from continuing operations of $1.28 on 24,247,000 weighted average shares outstanding. On a year-to-date basis, the provision for income taxes in 1996 was 34.0% resulting in net income from continuing operations of $21,075,000 or 18.0% of net sales and net income per share from continuing operations of $0.87 on 24,197,000 weighted average shares outstanding. The increase in the effective tax rate in 1997, on a quarterly and year-to-date basis, was due to a decrease in tax-exempt income in the 1997 period compared with the 1996 period.


          As of June 28, 1997, the Company made the decision to discontinue the operations of its VTI subsidiary. The discontinuance of VTI and the related PC retail channel was completed during the third quarter of 1997. A one-time charge of $2,363,000, before income tax benefits, was recorded in the second quarter and was related to the discontinuance of VTI and the Company's presence in the PC retail channel. The one-time charge includes a provision for expected product returns from present retail channel partners, provision for slow moving/obsolete product, and provisions for estimated contingent liabilities. As part of recording the provisions and charges, the related remaining goodwill and intangible assets were written off as part of the discontinued operation charge. The transition of remaining salable products and the business records and duties was made during the third quarter of 1997 to appropriate personnel at the Company's Vernon Hills facility.


          Liquidity and Capital Resources

          The Company's principal source of liquidity continues to be cash generated from operations and its cash and marketable securities balances. At September 1997, the Company had $116,567,000 in cash and marketable securities versus $94,540,000 at the end of 1996.

          Effective February 16, 1996, the Company purchased the assets of Fenestra Computer Services, a UK partnership, in exchange for $1,314,000 in cash and Zebra Class A common stock. The transaction has been accounted for under the purchase method of accounting. Assets and liabilities, including software and hardware technology, and trade names have been recorded at their respective fair market values with $1,117,000 assigned to acquired in-process technology based on an independent third-party appraisal. The entire amount of the acquired in-process technology was expensed in the first quarter of 1996.

          Management believes that existing capital resources and funds generated from operations are sufficient to finance anticipated capital requirements. The Company has no commitments or agreements with respect to acquisitions or other significant capital expenditures.


          Recently Issued Accounting Pronouncement

          In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share" ("EPS"). Implementation of SFAS No. 128 is required for the periods ending after December 15, 1997. The standard establishes new methods for computing and presenting EPS and replaces the presentation of primary and fully-diluted EPS with basic and diluted EPS. The new methods under this standard are not expected to have a significant impact on the Company's EPS amounts.


          Significant Customer

          Sales to The Peak Technologies Group, Inc. ("Peak") accounted for more than 20% of the Company's total net sales in the fiscal year ended December 31, 1996 and 17% in the nine months ended September 27, 1997. Peak was recently acquired by Moore Corporation. The Company believes it has an excellent long-term relationship with Peak. However, the effect which the acquisition will have on the Company's relationship with this customer-positive or negative-is currently unknown.


          Safe Harbor

          Forward looking statements contained in this filing are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995 and are highly dependent upon a variety of important factors which could cause actual results to differ materially from those reflected in such forward looking statements. These factors include the acceptance of the
          Company's printer and software products by the market, and product offerings made by its competitors. Profits will be affected by the Company's ability to control manufacturing and
          operating costs.   Due to the Company's large investment
          portfolio, interest rate conditions will also have an impact on results, as will foreign exchange rates due to the large percentage of the Company's sales in international markets. When used in this document and documents referenced, the words "anticipate", "believe", "estimate", and "expect" and similar expressions as they relate to the Company or its management are intended to identify such forward looking statements. Readers of this release are referred to prior filings with the Securities and Exchange Commission, including Zebra's prospectus of September 4, 1997, for further discussions of factors that could affect Zebra's future results.


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



                                                                 Exhibit 15


                   Acknowledgment of Independent Certified Public
                     Accountants Regarding Independent Auditors'
                                    Review Report


          Zebra Technologies Corporation
          333 Corporate Woods Parkway
          Vernon Hills, Illinois  60061-3109

          Ladies and Gentlemen:

          With respect to the registration statements (No. 33-44706 and No. 33-72774) on Form S-8, we acknowledge our awareness of the incorporation by reference therein of our report dated October 14, 1997 related to our review of interim financial information.

          Pursuant to Rule 436(c) under the Securities Act of 1933, such report is not considered part of a registration statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of the Act.

          Very truly yours,

          /s/KPMG Peat Marwick LLP

          Chicago, Illinois
          November 5, 1997


                                                                  Exhibit 27

          The schedule contains summary financial information extracted from Zebra Technologies Corporation and subsidiaries consolidated balance sheet as of September 27, 1997 and consolidated statements of earnings for the nine months ended September 27, 1997 and is qualified in its entirety by reference to such financial statements.

                           ZEBRA TECHNOLOGIES CORPORATION
                     Appendix A to Item 601(c) of Regulation S-K
                         Commercial and Industrial Companies
                             Article 5 of Regulation S-X



      Item            Item Description                             Amount
      Number
      5-02(1)         cash and cash items                            9,749
      5-02(2)         marketable securities                        106,818
      5-02(3)(a)(1)   notes and accounts receivable-trade           33,172
      5-02(4)         allowances for doubtful accounts             (1,329)
      5-02(6)         inventory                                     21,295
      5-02(9)         total current assets                         171,950
      5-02(13)        property, plant and equipment                 25,630
      5-02(14)        accumulated depreciation                    (13,490)
      5-02(18)        total assets                                 188,790
      5-02(21)        total current liabilities                     21,438
      5-02(22)        bonds, mortgages and similar debt                  0
      5-02(28)        preferred stock-mandatory redemption               0
      5-02(29)        preferred stock-no mandatory redemption            0
      5-02(30)        common stock                                     243
      5-02(31)        other stockholder's equity                   166,539
      5-02(32)        total liabilities and stockholder's equity   188,790
      5-03(b)1(a)     net sales of tangible products               136,437
      5-03(b)1        total revenues                               138,742
      5-03(b)2(a)     cost of tangible goods sold                   68,171
      5-03(b)2        total costs and expenses applicable to sales
                        and revenues                                69,027
      5-03(b)3        other costs and expenses                      31,917
      5-03(b)5        provision for doubtful accounts and notes        445
      5-03(b)(8)      interest and amortization of debt discount         9
      5-03(b)(10)     income before income taxes                    48,708
      5-03(b)11       income tax expense                            17,591
      5-03(b)(14)     income/loss                                   31,117
      5-03(b)(15)     discontinued operations                      (2,655)
      5-03(b)(17)     extraordinary items                                0
      5-03(b)(18)     cumulative effect-changes in accounting
                        principles                                       0
      5-03(b)(19)     net income or loss                            28,462
      5-03(b)(20)     earnings per share-primary                      1.17
      5-03(b)(20)     earnings per share-fully diluted                1.17


                                     SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      ZEBRA TECHNOLOGIES CORPORATION
     Date:  November 6, 1997          By:  /s/Edward L. Kaplan
                                              Edward L. Kaplan
                                              Chief Executive Officer

      Date:  November 6, 1997          By:  /s/Charles R. Whitchurch
                                               Charles R. Whitchurch
                                               Chief Financial Officer
