Form 10-K
period 1997-12-31
ZEBRA TECHNOLOGIES CORP/DE
filed 1998-03-26
CIK 877212

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997
                         Commission File Number 0-19406

                         ZEBRA TECHNOLOGIES CORPORATION
              (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                     36-2675536
    (State or other jurisdiction               (IRS Employer Identification No.)
  of incorporation or organization)

333 CORPORATE WOODS PARKWAY, VERNON HILLS, ILLINOIS          60061
  (Address of principal executive offices)                 (zip code)

       Registrant's telephone number, including area code: (847) 634-6700

        Securities registered pursuant to Section 12(b) of the Act: NONE

           Securities registered pursuant to Section 12(g) of the Act:

                 CLASS A COMMON STOCK, PAR VALUE $.01 PER SHARE
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No/ /

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     As of March 6, 1998, the aggregate market value of each of the registrant's Class A Common Stock and Class B Common Stock held by non-affiliates was approximately $673,573,845 and $1,340,780, respectively. The closing price of the Class A Common Stock on March 6, 1998, as reported
on the Nasdaq National Market, was $35.00.   Because no market exists for the
Class B Common Stock and the shares of Class B Common Stock are convertible on a one-for-one basis into shares of Class A Common Stock, the registrant has assumed for purposes hereof that each share of Class B Common Stock has a market value equal to one share of Class A Common Stock.

     As of March 6, 1998, the number of shares outstanding of the registrant's Class A Common Stock, par value $.01 per share, and of the registrant's Class B Common Stock, par value $.01 per share, was 19,421,019, and 4,890,609, respectively.


                       DOCUMENTS INCORPORATED BY REFERENCE

     Certain sections of the registrant's Notice of Annual Meeting of Stockholders and Proxy Statement for its Annual Meeting of Stockholders to be held on May 5, 1998, as described in the Cross-Reference Sheet and Table of Contents included herewith, are incorporated by reference into Part III of this report.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              CROSS REFERENCE SHEET
                                      AND
                                TABLE OF CONTENTS
--------------------------------------------------------------------------------


                                                                                         PAGE NUMBER
                                                                                    OR REFERENCE (1)
PART I
Item 1.   Business                                                                            1
Item 2.   Properties                                                                          5
Item 3.   Legal Proceedings                                                                   6
Item 4.   Submission of Matters to a Vote of Security Holders                                 6

PART II
Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters               7
Item 6.   Selected Financial Data                                                             7
Item 7.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                               8
Item 8.   Financial Statements and Supplementary Data                                        11
Item 9.   Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure                                                               11

PART III
Item 10.  Directors and Executive Officers of the Registrant                                 12(2)
Item 11.  Executive Compensation                                                             12(3)
Item 12.  Security Ownership of Certain Beneficial Owners and Management                     12(4)
Item 13.  Certain Relationships and Related Transactions                                     12(3)

PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K                   13

---------

(1) Certain information is incorporated by reference, as indicated below, from the registrant's Notice of Annual Meeting of Stockholders and Proxy Statement for its Annual Meeting of Stockholders to be held on May 5, 1998 (the "Proxy Statement").
(2) Proxy Statement sections entitled "Election of Directors" and "Executive Officers."
(3) Proxy Statement section entitled "Executive Compensation and Certain Transactions."
(4) Proxy Statement section entitled "Security Ownership of Management and Certain Beneficial Owners."

ZEBRA TECHNOLOGIES CORPORATION
333 CORPORATE WOODS PARKWAY
VERNON HILLS, ILLINOIS 60061
(847)634-6700
--------------------------------------------------------------------------------
                                PART I
--------------------------------------------------------------------------------

ITEM 1.  BUSINESS

THE COMPANY
     Zebra Technologies Corporation (the "Company" or "Zebra") provides bar code labeling solutions, principally to manufacturing and service entities, for use in automatic identification and data collection systems. The Company designs, manufactures, sells and supports a broad line of computerized label printing systems, related specialty supplies and PC-based label design software on a world-wide basis. The Company's equipment is designed to operate at the user's location to produce and dispense high quality bar coded labels in time-sensitive and physically demanding environments. Zebra's solutions approach integrates the Company's applications expertise, computerized printing systems, specialty supplies and software. Applications for the Company's systems are extremely diverse. They include any application where bar coding is used to identify or track objects or information, particularly in situations that require high levels of data accuracy and where speed and reliability are critical variables. Applications for the Company's technology cut across all industries and geographies. They include, but are not limited to: inventory control, automated warehousing, JIT (Just-In-Time) manufacturing, employee time and attendance records, file management systems, hospital information systems, shop floor control, library systems, pharmaceutical laboratories and scientific experimentation. As of December 31, 1997, management estimates that over 290,000 Zebra bar code printing systems are installed at approximately 30,000 user sites in approximately 80 countries throughout the world.

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

     The Company completed an initial public offering in August 1991. The Company is organized under the laws of the State of Delaware. The Company's principal offices are located at 333 Corporate Woods Parkway, Vernon Hills, Illinois 60061, and its telephone number is (847) 634-6700.

THE COMPANY'S PRODUCTS
     The Company's products consist of a broad line of computerized demand bar code label printers and print engines, specialty bar code labeling/ticketing materials, ink ribbons and bar code label design software. These products are integrated to provide automatic identification labeling solutions for manufacturing, business and industrial applications. The Company's equipment and supplies are designed for operating at the user's location to produce bar coded labels in extremely time-sensitive and physically demanding environments. The Company works closely with its distributors, other resellers and the end users of its products to fashion labeling solutions that meet the technical demands of the end user. To achieve this, the Company provides its customers with the ability to configure printing systems with various options available on the Company's systems. Additionally, the Company will select and, if necessary, create appropriate labeling stock, ink ribbons and adhesives to suit the particular intended use. In-house engineering personnel with years of experience in the disciplines of software, mechanical, electronic and chemical engineering all participate in the creation and realization of bar code solutions for particular applications.

     LABEL PRINTING SYSTEMS. The Company produces a broad range of "on demand" thermal transfer and direct thermal bar code label printers with, the Company believes, more models, options and features than any of its competitors. Zebra manufactures thirteen bar code label printers, which range in list price from $425 to $7,495, and a high performance print engine for label applicator systems. Zebra's printing systems include hundreds of optional configurations that can be selected as necessary to meet particular customer needs. The Company believes that this breadth of product is a unique and significant competitive strength because it allows the Company to satisfy the huge variety of printing applications in its target market.

     Zebra's printer product line is organized into multiple series: each with unique price/performance characteristics. At the low end, the Company's A-Series and T-Series printers have list prices of under $1,000 and are well-suited to low volume desktop applications. At the high end, the Company's XIII Series printers, which consist of four models, are targeted at applications that require continuous operation in high output, mission critical operations. These units provide a wide variety of option configurations, features, print widths, dot densities and speeds. The Company's Stripe and S Series printers are targeted at distributed printing applications where heavy duty cycles are less important. These units have fewer option configurations and features, but are offered at a significantly lower price. The Company's high performance 170PAX print engine is targeted at manufacturers of high speed automatic label applicator systems. In comparison to competitive offerings, the 170PAX provides increased print speeds, reduced formatting times, and improved image resolution.

     In the fourth quarter of 1997, the Company introduced a new printer platform, the Z Series, consisting of two models, the Z4000 and Z6000. The Z Series printers are targeted at the industrial market and are characterized by modular design and substantial improvements in ease of use features. Both characteristics make these printers attractive to the Company's channel partners and end-users alike. Modular design is a feature that enables all printer options to be installed in the field, a characteristic that is unique in the industry. This feature substantially reduces inventory risk for the reseller, and simplifies the purchasing decision of the end-user. Ease of use features substantially reduce the cost of training and installation.

     In addition to use in demand printing situations, the Company's products can also be used to meet customers' needs for on-site production of small or large quantities of custom bar code labels and other graphics. This capability results in shorter lead times, reduced inventory, and more flexibility than can be provided with traditional off-site printing. Management believes that of the major on-site printing technologies, thermal transfer is best suited for most industrial applications. Thermal transfer printing produces dark and solid blacks and sharply defined lines that are
important for printing readily scannable bar codes.   These images can be
printed on a variety of labeling materials which enables users to adhere bar code labels to virtually any object. This capability is very important in the industrial and service markets served by the Company.

     Thermal transfer printing creates an image by applying an electrically heated printhead onto a ribbon that releases ink onto labeling stock. It is a relatively low cost way to address the special needs of the Company's target market because it results in excellent image quality, can be used with a wide variety of materials so long as they are smooth-surfaced, requires no specially coated or otherwise specially formulated labeling/ticketing stock and permits the use of certain inks which are not viable with alternative printing technologies. Direct thermal printing creates an image by applying the heated printhead directly to specially treated paper that changes color when heated. Direct thermal technology is preferable where image durability is less critical, and where the application does not require
specialty-labeling materials such as plastics or metal foils.    All printer
products, with the exception of the A-100 and A-300 printers, are optimized for thermal transfer printing. The A-100 and A-300 operate in direct thermal mode only. However, the Company's thermal transfer printers also operate effectively in direct thermal mode simply by removing the ink ribbon and utilizing direct thermal labeling materials.

     The Company's printing systems incorporate Company-designed computer hardware, electro-mechanisms and software, which operate the printing functions of the system and communicate with the host computer. All Zebra printing systems, except the A-100 personal printer, operate using Zebra Programming Language ("ZPL-Registered Trademark-") and Zebra Programming Language II ("ZPL II-Registered Trademark-"), proprietary printer driver languages which were designed by the Company and are compatible with virtually all computer operating systems, including UNIX, MS/DOS and Windows.
 Because the Company guarantees backward compatibility, ZPL-Registered Trademark- and ZPL II-Registered Trademark- allow users to replace older Zebra printers with newer equipment without costly reprogramming of label design programs. This compatibility also allows users to operate multiple Zebra printers in different applications using standardized programs and to integrate these printers into a local area network. Management believes that ZPL-Registered Trademark- and ZPL II-Registered Trademark- give the Company a competitive strength by ensuring compatibility across the full family of the Company's present and future printer products and by facilitating system upgrades and customer loyalty to Zebra products. Certain independent software vendors have written label preparation programs with ZPL-Registered Trademark- and ZPL II-Registered Trademark- drivers specifically for Zebra printers. ZPL-Registered Trademark- and ZPL II-Registered Trademark-label format programs can be run on a personal computer with ordinary word processing programs, making ZPL-Registered Trademark- and ZPL II-Registered Trademark- particularly adaptable to PC-based systems.

     Sales of the Company's printers accounted for $146,239,000 of the Company's net sales in 1997, $120,889,000 in 1996, and $106,778,000 in 1995.
 These sales amounted to 76.1%, 73.7%, and 73.5% of the Company's total net sales in each of the last three years, respectively.

     SUPPLIES. The Company sells label/ticketing stock, custom labels and tags, and thermal transfer ribbons worldwide, to support its printing systems and systems users. Zebra supplies are selected for a particular user's needs based on the specific application and environment in which the labeling system must operate. Critical criteria include levels of abrasion, possible exposure to chemicals and liquids, variations in both the environment (such as temperature or humidity) in which the labels will be used and the surfaces to which the labels will be affixed. These factors are all taken into account in selecting the type of ribbon, the type of labeling material and the adhesive to be used. Zebra supplies include proprietary ribbon formulations developed according to Company specifications. Zebra develops its printers and supplies contemporaneously, as if they were a single unit, to optimize performance of Zebra printers and genuine Zebra supplies. Performance is typically measured as a function of both print speed and print quality and both of these factors can be adversely affected by the use of supplies that are not suited to particular printers. Because of the close relationship between the printing system, the supplies and the specific applications, the Company sells supplies together with printing systems. In addition, the Company sells supplies to existing users of its printing systems. Zebra promotes the use of Zebra supplies with Zebra equipment. Management believes that owners of Zebra's printing systems purchase Zebra supplies to attain peak performance and optimum print quality and to minimize costly downtime and malfunctions in their automatic identification systems. Sales of the Company's supplies in 1997, 1996, and 1995 were $41,079,000, $39,537,000, and
$36,033,000, respectively, amounting to 21.4%, 24.1%, and 24.8% of total net sales, respectively, in each of the past three years.

     SOFTWARE. In February 1996, the Company acquired the intellectual property of a UK-based partnership, Fenestra Computer Services, which provides a high performance label design and integration software package specifically designed to optimize the performance of Zebra printers. Known as BAR-ONE-TM-, this software provides the capability to design and integrate sophisticated labels from standalone or legacy applications through a powerful, easy to use Windows interface. In late 1997, the Company signed an exclusive alliance agreement with JetForm Corporation, a leading worldwide provider of electronic forms, workflow and output management software applications. Zebra's BAR-ONE product will ship with a special version of JetForm's premier multi-platform, output management product, JetForm Central-TM-. This will enable Zebra printers to receive output directly from most of the popular software packages on the market without the need to write costly software interfaces.

     During 1997, the Company discontinued the operation of Zebra
Technologies VTI ("Zebra VTI"), a provider of bar code label design software targeted at the small business market and distributed through PC distributors and catalogs. The Company originally acquired Zebra VTI in July of 1995.

     MAINTENANCE SERVICES. The Company also provides service for its printing systems with depot repair at its Vernon Hills, Illinois facility and its distributors' locations, in addition to on-site service, which is provided by distributors and Wang Laboratories, Inc. ("Wang"). Under a service support agreement, Wang and the Company share the revenue for on-site service contracts sold by Wang for Zebra printing systems installed in the United States. The Company in turn provides maintenance parts as needed to repair units under contract. This technical support is available to end-users and to the Company's distributors and resellers. The Company's distributors in each country handle international maintenance service, either directly or through service agents. Zebra provides service and technical support assistance from in-house support personnel located in the United States, the United Kingdom, and Singapore who are available by telephone hotline five days a week during regular business hours. The Company also provides interactive technical support via the internet, which can be accessed through the Company's web page, HTTP:// WWW.ZEBRA.COM, 24 hours a day, seven days a week.

     WARRANTIES. All Zebra printing equipment is warranted against defects in material and workmanship for twelve months. Zebra supplies are warranted against defects in material and workmanship for the stated shelf life or twelve months, whichever occurs first. Defective equipment and supplies may be returned to the Company for repair, replacement or refund during the applicable warranty periods.

SALES AND MARKETING
     SALES. The Company sells its products in the United States and internationally through a multi-channel distribution system including distributors, value-added resellers ("VAR's"), original equipment manufacturers ("OEM's") and international accounts. This multi-channel distribution system purchases, warehouses, and sells a variety of automatic identification components including printers, supplies, scanners, and application software, and brings system integration expertise to the end users. Two of the Company's distributors are classified as National Distributors because of their broad territorial representation within the United States. Other distributors have qualified for Zebra Solution Center ("ZSC") status. ZSC's carry the full range of Zebra printers and supplies, and focus on providing a Zebra bar code solution to their customers. VAR's, OEMs and systems integrators provide customers with a variety of automatic identification components including scanners, accessories, applications software and systems integration expertise, and, in the case of some OEM's, then resell the products under their own logos. The Company believes that the breadth of this indirect channel network, both in terms of variety and geographic scope, is a material competitive advantage.

     The Company obtains a significant portion of its sales from outside of the Unites States, distributing its products in approximately 80 countries throughout the world. For 1997, 1996, and 1995, sales to international customers comprised 45.5%, 45.0%, and 44.5%, respectively, of the Company's total net sales. Management believes that international sales have the potential to grow faster than domestic sales due to the lower penetration of bar code systems outside the United States. As a result, the Company has invested substantial resources to support its international growth and currently operates facilities and sales offices in the United Kingdom, Germany, and Singapore.

     Because of the wide variety of applications for Zebra's printing systems and because these printers are frequently integrated with products from other manufacturers to form a complete automatic identification system, management believes that it is more effective to sell printing systems through multiple distributors and resellers with defined market niche expertise and presence rather than directly to end users. By forming relationships with distributors who serve various submarkets and types of end users and who have existing customers and in-place sales and distribution networks that identify new customers and sales opportunities, the Company is able to reach end users throughout the world in a variety of industries. The Company may designate a customer as a key account when purchases of Company products reach certain levels. Zebra sales personnel, together with the Company's distribution partners, manage these accounts to ensure their complete needs are met, including consistent support for projects and applications around the world.

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

     The Company's market research group is a strategic planning, research-oriented group that focuses on market definition and analysis of Company's relative strengths and weaknesses versus its competition. This group identifies and analyzes market opportunities for current, planned and potential products, and gathers and analyzes competitive and market intelligence.

     The market development group is responsible for the development of new market opportunities and relationships with key customers, vendors and government regulatory and industry standards committees. This group also prepares speeches, application training programs and seminars which are presented around the world to industry and customer groups.

CUSTOMERS
     The Company estimates that it has over 290,000 bar code printing systems installed at approximately 30,000 user sites around the world. Sales to the Peak Technologies Group, Inc. ("Peak Technologies"), one of the Company's National Distributors, accounted for approximately 17% of the Company's total net sales in the year ended December 31, 1997.

PRODUCTION AND MANUFACTURING
     The Company's strategy is to create and produce production designs that optimize product performance, quality, reliability, durability and versatility. These designs utilize cost-efficient materials sourcing and assembly methods with high standards of workmanship. The Company has aggressively pursued a manufacturing strategy of increasing control over the manufacture of its hardware products by developing in-house capability to produce all mechanical and electronic assemblies, and it has designed many of its own tools, fixtures and test equipment. The Company's manufacturing engineering staff is dedicated to co-engineering new products in coordination with Zebra's new product engineers and vendors. This collaborative effort creates products that are highly manufacturable specifying and designing manufacturing processes and facilities simultaneously with product design.

RESEARCH AND DEVELOPMENT
     The Company devotes significant resources to developing new products to serve the needs of targeted markets, providing bar code solutions to users of the Company's printing systems and developing new and reliable products that have a high degree of manufacturability. The Company's research and development expenditures were $10,784,000, $9,615,000, and $7,771,000, in
1997, 1996, and 1995, respectively.

COMPETITION
     The Company considers its direct competition to be the providers of thermal transfer and direct thermal printing systems and supplies to the "demand printing" market. This excludes the larger group of companies engaged in the design, manufacture and marketing of standard computer and label printers. It also excludes manufacturers of other equipment for automated data collection systems, such as scanners or data collection devices. Management believes that the ability to compete effectively in the thermal transfer and direct thermal market depends on a number of factors. These factors include the reliability, quality and reputation of the manufacturer and its products, as well as hardware innovations and specifications, information systems connectivity, price, level of technical support, supplies and applications support offered by the manufacturer, available distribution channels, and financial resources to support new product design and innovation.

     The Company has a number of important competitors in the thermal transfer and direct thermal bar code printing systems and supplies markets, some with substantially greater resources than the Company. These competitors include: UNOVA Corporation, a 1997 spin-off from Western Atlas, which manufactures bar code readers, scanning wands, laser scanners, labels and label printers; and Sato, a manufacturer of thermal transfer bar code printers and printer supplies. Also included in this group are Tokyo Electric Corporation, a subsidiary of Toshiba, which manufactures a broad range of electronic products including bar code printers; Datamax Corporation, a manufacturer of mid-range thermal transfer printers; and Eltron International, a manufacturer of low cost thermal and thermal transfer printers.

ALTERNATIVE TECHNOLOGIES
     Various other methods of bar code printing exist, including ink jet, laser, impact dot matrix and direct thermal, but the Company believes that thermal transfer printing will be the technology of choice in Zebra's target markets for the foreseeable future. Among the many advantages of thermal transfer printing is its ability to print high-resolution images on a wide variety of label materials at a relatively low cost compared to alternative printing technologies. Although there is no assurance that a new technology will not supplant thermal transfer printing, the Company is not aware of any developing technology that offers the advantages of thermal transfer printing for the Company's target markets.

INTELLECTUAL PROPERTY RIGHTS
     The Company, through its subsidiary Zebra Domestic Intangibles, Inc., currently holds US trademarks on the words "STRETCH", "Value-Line", "Performance Line", "220XiII", "170XiII", "140XiII", and "90XiII" and holds US registered trademarks on the Company's Zebra head logo and the words or marks "Zebra", "ZPL", "ZPL II", "STRIPE", "Element Energy Equalizer", "E ", and "Z- Ultimate". The Company, through its subsidiary Zebra International Intangibles, Inc., holds trademarks on the word "Zebra" and the Company's Zebra head logo in France, Canada, Germany, the United Kingdom, Sweden, and China. The Company actively protects these trademarks. Zebra relies on a combination of trade secrets, copyright laws and contractual rights to establish and protect its proprietary rights in its products. For example, the firmware in Zebra's printing systems is copyrighted and the Company's specifications for certain inks and supplies are treated by the Company as trade secrets and disclosed subject to confidentiality agreements. The Company does not believe that the legal protections afforded to its intellectual property rights are fundamental to its success.

     Other trademarks mentioned in this report include IBM, which is a registered trademark of International Business Machines Corporation; UNIX, which is a registered trademark of UNIX Systems Laboratories, Inc.; MS/DOS and Windows, which are registered trademarks of Microsoft Corporation; and Jet Form Central, which is a registered trademark of Jet Form Corporation.

EMPLOYEES

      As of February 1, 1998, the Company employed approximately 745 persons. None of these employees are members of a union. The Company considers its relationship with its employees to be excellent.

ITEM 2.  PROPERTIES

     The Company conducts its operations from a custom-designed facility in Vernon Hills, Illinois (north suburban Chicago), which provides approximately 167,628 square feet of space. Approximately 61,528 square feet have been allocated to office and laboratory functions with 106,100 square feet allocated to manufacturing and warehouse functions. This facility was constructed for the Company in 1989, expanded in 1993, 1995, and 1996, and is owned and leased to the Company, under a lease terminating on March 31, 2008, by Unique Building Corporation, a corporation owned in part by Edward Kaplan and Gerhard Cless, both executive officers and directors of the Company.

     An additional 2.8 acre parcel of land adjacent to the Company's facility is also owned by Unique Building Corporation and available to the Company for expansion.

     The Company leases 6,092 square feet of office space in Vernon Hills, Illinois that is occupied by the Company's Personal Printer Division. The lease extends through June of 1998.

     The Company established a branch in the United Kingdom in late 1990, which was incorporated as a subsidiary in 1993. This subsidiary, Zebra Technologies Europe Limited, moved in 1995 to a new facility at High Wycombe outside London in the United Kingdom. This facility, which consists of 18,400 square feet leased by the Company, serves as a sales office, product distribution point and service center for sales in the United Kingdom and as headquarters for all European operations.

     The Company purchased the assets of a label conversion company in Preston, England, incorporating it as a subsidiary under the name Zebra Technologies Preston Limited in September 1993. In 1995, Zebra Technologies Preston moved to a larger facility in Preston, occupying 23,000 square feet of leased manufacturing and office space. In October of 1997, the Company committed to the purchase of a 37,124 square foot manufacturing and office facility for $1,100,000 which will replace the current facility. The Company plans to begin transferring its operations to this facility in September 1998.

ITEM 3.  LEGAL PROCEEDINGS

     As of June 28, 1997, the Company settled litigation between Zebra and Messrs. David Carter and William Flury, former officers of Zebra VTI. The legal actions, which were initiated in March of 1996, have been settled out of court. Terms are confidential and all payments have been completed. In connection with the settlement of the litigation, the Company reduced long-term liabilities by $1,999,000 and paid-in capital by $1,372,000.

     In addition to the matter described above, the Company presently is involved in various lawsuits which are incidental to the ordinary conduct of its business. The Company does not believe that any such matters will have a material adverse impact on the Company's business, financial condition, or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 1997.

--------------------------------------------------------------------------------
                                PART II
--------------------------------------------------------------------------------


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

STOCK INFORMATION: PRICE RANGE OF COMMON STOCK
     The Company's common stock is traded on the Nasdaq National Market under the symbol ZBRA. The following table shows the high and low closing prices for each fiscal quarter in 1997 and 1996 as reported by Nasdaq.


FISCAL 1997          HIGH      LOW      FISCAL 1996         HIGH     LOW
--------------------------------------------------------------------------------
First Quarter       $27.25   $21.38     First Quarter      $35.25  $25.25
Second Quarter       32.00    21.50     Second Quarter      27.88   17.75
Third Quarter        35.00    27.19     Third Quarter       26.25   15.50
Fourth Quarter       37.88    29.75     Fourth Quarter      31.50   23.13


     At March 6, 1998, the last reported sale price for the Class A Common Stock was $35.00 and there were 572 and 14 holders of record of the Company's Class A Common Stock and Class B Common Stock, respectively.

     Since the Company's initial public offering in 1991, the Company has not declared any cash dividends or distributions on its capital stock. The Company currently intends to retain its earnings to finance future growth and therefore does not anticipate paying any cash dividends in the foreseeable future.


ITEM 6.  SELECTED FINANCIAL DATA


 (Dollars in thousands, except
 per share amounts)                 1997       1996(1)       1995(1)         1994       1993
------------------------------------------------------------------------------------------------
 Net sales                        $192,071    $163,980      $145,348       $107,103    $87,456
 Gross profit                      $98,200     $78,678       $69,107        $52,023    $43,567
 Operating income                  $52,775     $41,031 (2)   $39,981        $30,343    $24,897
 Net income from continuing
 operations                        $42,810     $30,853 (2)   $29,574        $21,073    $18,255
 Net income                        $40,155     $28,915 (2)   $22,564 (3)    $21,073    $18,255


 Basic earnings per share
 from continuing operations          $1.77       $1.27 (2)     $1.23          $0.88      $0.76
 Diluted earnings per share
 from continuing operations          $1.76       $1.27 (2)     $1.22          $0.87      $0.76
 Basic earnings per share            $1.66       $1.19 (2)     $0.94 (3)      $0.88      $0.76
 Diluted earnings per share          $1.65       $1.19 (2)     $0.93 (3)      $0.87      $0.76

 Total assets                     $203,584    $164,386      $131,071        $95,043     76,697
 Long-term obligations                $263      $2,326        $2,177           $236       $293


 (1) Revised to reflect the discontinuance of operations of Zebra VTI. See the Company's consolidated financial statements Note 11 - Discontinued Business Operations.
 (2) Reflects a pre-tax charge for acquired in-process technology of $1,117 relating to the Company's acquisition of Fenestra Computer Services.
 (3) Reflects a pre-tax charge for acquired in-process technology of $6,028 relating to the Company's acquisition of Zebra VTI.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
           OF OPERATIONS

RESULTS OF OPERATIONS
   REVENUES. During 1997 Zebra's net sales were $192,071,000, increasing by 17.1% from net sales of $163,980,000 in 1996. Net sales in 1995 were $145,348,000. Net sales growth in both 1997 and 1996 is attributed to unit growth, as the average unit price of the Company's printer products declined due to product mix changes and price reductions on certain products.

   PRINTERS VS. SUPPLIES. Zebra sells printer products, software and related supplies, which consist of self-adhesive labels and thermal transfer ribbons. In 1997, printer sales were $146,239,000 (76.1% of net sales), supplies sales were $41,079,000 (21.4% of net sales), and software and service sales were $4,753,000 (2.5% of net sales). In 1996, printer sales were $120,889,000
(73.7% of net sales), supplies sales were $39,537,000 (24.1% of net sales), and software and service sales were $3,551,000 (2.2% of net sales). In 1995, printer sales were $106,778,000 (73.5% of net sales), supplies sales were $36,033,000 (24.8% of net sales), and software and service sales were $2,537,000 (1.7% of net sales). Management believes that the decline in supplies revenues as a percentage of total net sales is partially due to the shift in the Company's installed base of printers to lower cost printers, which consume smaller quantities of supplies per unit. Contributing factors also include the overcapacity in ribbon coating worldwide, which is forcing ribbon manufacturers to be more aggressive in marketing their output directly to the Company's distribution channel partners and end users than in prior periods. Also, label sales were adversely affected in 1997 due to the acquisition of a significant customer, Peak Technologies, by Moore Corporation. Moore Corporation is a major provider of self-adhesive labels. See "- Significant Customer."

   INTERNATIONAL SALES. Zebra products are sold through an international network of resellers in approximately 80 countries. International sales in 1997 were $87,428,000, an increase of 18.4% over 1996 international sales of $73,853,000. International sales comprised 45.5% of net sales in 1997 and 45.0% in 1996. In 1995, international sales were 44.5% of net sales, or $64,631,000. Management believes that international sales have the potential to grow faster than domestic sales due to the lower penetration of bar code systems outside the United States. The Company is expanding its operations outside the United States in order to take advantage of these favorable growth opportunities. Sales offices were opened in Germany and Singapore in 1997.

   GROSS MARGINS. Gross margins increased significantly in 1997 to 51.1% of net sales, compared to 48.0% of net sales in 1996. Margins were 47.5% in 1995. The increase in gross margins in 1997 is attributed to decreased material costs of high volume printer parts plus favorable product mix. Supplies sales, which were a lower portion of total sales in 1997, provide a lower gross margin than the printer and software product lines.

   SALES AND MARKETING. Total sales and marketing expenses increased by $4,506,000 or 29.2% in 1997, to $19,951,000 or 10.4% of net sales, compared to 1996 expenses of $15,445,000 or 9.4% of net sales. In 1995, the Company incurred $12,421,000 of sales and marketing costs, or 8.5% of net sales. The increasing trend in sales and marketing expenses as a percentage of net sales over the past three years is principally the result of expenses related to expansion of the Company's sales infrastructure needed to support international sales. In 1996, the Company opened a sales office in Miami, Florida to serve its markets in Central and South America. In addition, the Company opened several domestic sales offices to improve service to its customers in the United States. Marketing expenses have also increased as a percent of sales (3.5% in 1995, 3.7% in 1996, 4.2% in 1997) to support the Company's expanded distribution channel structure in various international markets. In late 1997, the Company incurred significant advertising and promotional expenses related to the introduction of the Z Series platform of printers, which was introduced at the Scan Tech trade show in November 1997.

   RESEARCH AND DEVELOPMENT. Research and development expenses increased by 12.1% in 1997, to $10,784,000, from $9,615,000 in 1996, and $7,771,000 in
1995. As a percentage of net sales, these expenses decreased to 5.6% in 1997 compared to 5.9% in 1996, and 5.3% in 1995. The change in research and development expenses was primarily the result of increased staffing to support new product development in its European and each of its Vernon Hills facilities. As a percent of sales, research and development expenses in 1996 were higher than 1995 or 1997 due to the quantity of new product development projects then in progress. The Company will continue to invest significant amounts in new product development as management believes that a steady stream of new products is vitally important to the Company's future sales growth.

   GENERAL AND ADMINISTRATIVE. General and administrative expenses increased by 28.1% to $14,690,000 or 7.6% of net sales in 1997, compared to $11,470,000, or
7.0% of net sales in 1996. In 1995, general and administrative expenses were $8,934,000, or 6.1% of net sales. The increased level of general and administrative expenses in 1997 and 1996 was caused principally by higher staffing levels plus increased usage of professional services. In addition, 1997 and 1996 expenses include increased information systems costs related to the Company's enterprise-wide software implementation project.

   ACQUIRED IN-PROCESS TECHNOLOGY. The charge for acquired in-process technology in 1996 relates to the Company's acquisition of software technologies as part of the acquisition of Fenestra Computer Services in the first quarter of 1996. This acquisition was accounted for under the purchase method, which requires that the purchase price be allocated to the fair value of the assets acquired. Among these assets was in-process technology (projects that had not reached technological feasibility and had no alternative future use) that was valued at $1,117,000. Accounting rules require that this asset be immediately expensed. Intangible assets and goodwill resulting from the acquisition are being amortized over periods of between three and ten years.

   OTHER INCOME. Other income, which consists of investment income and gains on the sales of securities (net of interest expense), increased by 119.5% in 1997 to $13,959,000, from $6,358,000 in 1996. The substantial increase in investment income is the result of a one-time gain of $5,458,000 during the first quarter of 1997 from the sale of 350,000 shares of Norand Corporation common stock, which was purchased in October of 1995 when Management briefly considered Norand a possible acquisition candidate. Without this gain on securities, other income was up 33.7% as a result of larger investment balances. Other income in 1996 was up 16.8% from $5,444,000 in 1995, again, principally due to gains on the Company's investment portfolio. The pretax return on average cash invested for 1997, 1996, and 1995, excluding the gain from the sale of Norand stock, was 7.5%, 8.8%, and 9.8%, respectively.

   INCOME BEFORE INCOME TAXES. Income before income taxes for 1997 was $66,734,000, or 34.7% of net sales, an increase of 40.8% from $47,389,000, or
28.9% of net sales, in the previous year. In 1995, income before income taxes was $45,425,000, or 31.3% of net sales.

   PROVISION FOR INCOME TAXES. The provision for income taxes in 1997 was $23,924,000, or 35.8% of income before income taxes. The provision for income taxes in 1996 was $16,536,000, or 34.9% of income before income taxes. In 1995, the provision for income taxes was $15,851,000, representing 34.9% of income before income taxes.

   NET INCOME FROM CONTINUING OPERATIONS. Net income from continuing operations in 1997 was $42,810,000, or $1.77 per basic share and $1.76 per diluted share. In 1996, net income from continuing operations was $30,853,000, or $1.27 per basic share and $1.27 per diluted share. In 1995, net income from continuing operations was $29,574,000, or $1.23 per basic share and $1.22 per diluted share. Outstanding shares have all been adjusted for the two-for-one stock split effective December 28, 1995. Net income from continuing operations, as a percentage of net sales, increased in 1997 to 22.3% of net sales compared to 18.8% in 1996, and 20.3% in 1995. 1996 and 1995 earnings per share have been restated in accordance with Statement of Financial Accounting Standards No. 128, which the Company adopted during the fourth quarter of 1997.

DISCONTINUED OPERATIONS
   As of June 28, 1997, the Company made the decision to discontinue the operations of Zebra VTI, a subsidiary of the Company. The discontinuance of Zebra VTI and the related PC retail channel was completed during the third quarter of 1997. A one-time charge of $2,363,000, before income tax benefits, was recorded in the second quarter and was related to the discontinuance of VTI and the Company's presence in the PC retail channel. The one-time charge includes a provision for expected product returns from present retail channel partners, provision for slow moving/obsolete product, and provisions for estimated contingent liabilities. As part of recording the provisions and charges, the related remaining goodwill and intangible assets were written off as part of the discontinued operations charge. The transition of remaining products and the business records and responsibilities was made during the third quarter of 1997 to appropriate personnel at the Company's Vernon Hills facility. Due to the discontinuance of Zebra VTI, the Company's 1995 and 1996 financial statements have been revised to reflect such discontinuance.

LIQUIDITY AND CAPITAL RESOURCES
   Internally generated funds from operations are the primary source of liquidity for the Company. The Company has long-term obligations of $263,000 as of December 31, 1997, which consist of $212,000 of deferred payouts owed to the former shareholders of Fenestra Computer Services and $51,000 of deferred rent and capitalized lease obligations. As of December 31, 1997, the Company had $128,853,000 in cash and marketable securities compared to $94,540,000 at the end of 1996. The Company has a $6,000,000 unsecured line of credit plus an additional $4,000,000 unsecured revocable line of credit with its bank. These credit facilities are priced at either the prime rate or 150 basis points over the London Inter-bank Offer Rate (LIBOR), at the Company's discretion. As of December 31, 1997, the Company had outstanding borrowings of $137,000 under its lines of credit. Capital expenditures in 1997 were $5,272,000, compared to $5,994,000 in 1996, and $4,333,000 in 1995.
Management believes that existing capital resources and funds generated from operations are sufficient to finance anticipated capital requirements.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
   The Company will implement the provisions of Statement of Financial Accounting Standards No. 130, ("Statement 130") "Reporting Comprehensive Income", beginning with financial statements issued for 1998. Statement 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. Management believes that the adoption of Statement 130 will not have a significant impact on the Company's financial statements.

   The Company will implement the provisions of Statement of Financial Accounting Standards No. 131, ("Statement 131") "Disclosures about Segments of an Enterprise and Related Information," for financial statements issued for periods after December 15, 1997. Statement 131, which is based on the management approach to segment reporting, includes requirements to report selected segment information, quarterly and entity-wide, disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenues. Management believes that the adoption of Statement 131 will not have a significant impact in the Company's financial statements.

YEAR 2000 CONSIDERATIONS
   The Company initiated an enterprise-wide system conversion in 1994 to meet changing business needs, using the Baan system. This system is year 2000 compliant and its implementation is planned to be completed in the second quarter of 1998 for Vernon Hills and completed by year-end 1998 for the United Kingdom location. In addition, the Company's payroll system, not covered by the Baan system, will also be replaced by the end of 1998. The payroll system will integrate payroll with the Company's human resources software and will be year 2000 compliant. To date, expenditures on the Baan project have aggregated $4,870,000, of which $3,702,000 have been capitalized. At completion, total expenditures are estimated to be $8,800,000, of which $7,100,000 are estimated to be capitalized.

SIGNIFICANT CUSTOMER
   Sales to Peak Technologies accounted for more than 20% of the Company's total net sales in the fiscal year ended December 31, 1996 and 17% in the fiscal year ended December 31, 1997. Peak Technologies was acquired by Moore Corporation in
June 1997.   Management recognizes Moore Corporation is a major provider of labels which could have an adverse affect on Zebra sales of this product to Peak Technologies. Sales to Peak Technologies of labels accounted for 2% of the Company's total net sales in the fiscal year ended December 31, 1997 and 3% in the fiscal year ended December 31, 1996.

SAFE HARBOR
   Forward looking statements contained in this filing are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995 and are highly dependent upon a variety of important factors which could cause actual results to differ materially from those reflected in such forward looking statements. These factors include the acceptance of the Company's printer and software products by the market, and product offerings made by its competitors. Profits will be affected by the Company's ability to control manufacturing and
operating costs.   Due to the Company's large investment portfolio, interest
rate conditions will also have an impact on results, as will foreign exchange rates due to the large percentage of the Company's sales in international markets. When used in this document and documents referenced hereby, the words "anticipate", "believe", "estimate", and "expect" and similar expressions as they relate to the Company or its management are intended to identify such forward looking statements. Readers of this release are referred to prior filings with the Securities and Exchange Commission, including the information contained in the "Risk Factors" section of Zebra's prospectus of September 4, 1997, for further discussions of factors that could affect Zebra's future results.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and schedule of the Company are annexed to this Report as pages F-1 through F-14. An index to such materials appears on page F-1.


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURE

     Not applicable.

-------------------------------------------------------------------------------
                                   PART III
-------------------------------------------------------------------------------


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

-------------------------------------------------------------------------------
                                   PART IV
-------------------------------------------------------------------------------


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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 6th day of March, 1998.



          ZEBRA TECHNOLOGIES CORPORATION

                                             By:    /s/ EDWARD L. KAPLAN
                                                 -------------------------
                                                  Edward L. Kaplan,
                                                  CHIEF EXECUTIVE OFFICER



     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.


SIGNATURE                          TITLE                     DATE
---------                          -----                     ----
/s/ EDWARD L. KAPLAN         Chief Executive Officer       March 6, 1998
-----------------------      and Chairman (Principal
 Edward L. Kaplan            Executive Officer)

/s/ GERHARD CLESS            Executive Vice President      March 6, 1998
----------------------       and Director
 Gerhard Cless

/s/ CHARLES R. WHITCHURCH    Chief Financial Officer and   March 6, 1998
--------------------------   Treasurer (Principal
 Charles R. Whitchurch       Financial and Accounting
                             Officer)

/s/ CHRISTOPHER G. KNOWLES   Director                      March 6, 1998
---------------------------
 Christopher G. Knowles

/s/ DAVID P. RILEY           Director                      March 6, 1998
----------------------
 David P. Riley

/s/ MICHAEL A. SMITH         Director                      March 6, 1998
-----------------------
 Michael A. Smith

                                      14

                                INDEX TO EXHIBITS
          3.1  (1)  Certificate of Incorporation of the Registrant.
          3.2  (2)  Bylaws of the Registrant.
          3.3  (4)  Amendment to Bylaws of the Registrant.
          4.0  (2)  Specimen stock certificate representing Class A Common
                    Stock.
          10.2 (3)  Stock Purchase Plan (as Amended and Restated).  +
          10.3 (2) Form of Indemnification Agreement between the Registrant and each of its directors.
          10.4 (2) Lease between the Registrant and Unique Building Corporation for the Registrant's facility in Vernon Hills, Illinois, as amended.
          10.5 (2)  Employment Agreement between the Registrant and John H.
                    Kindsvater, Jr.  +
          10.7 (2)  Employment Agreement between the Registrant and Clive P.
                    Hohberger.  +
          10.8 (2)  Guaranty by the Registrant of certain obligations.
          10.9 (2)  Forms of Distributor Agreement.
          10.10     Directors' Stock Option Plan.  +
          10.11(4)  Employment Agreement between the Registrant and Charles R.
                    Whitchurch.  +
          10.13(4)  Form of Authorized Zebra Solution Center Agreement.
          10.14(4)  Credit Agreement with American National Bank and Trust
                    Company of Chicago.
          10.15(4)  Description of Executive Officer Bonus Plan.  +
          10.16(5)  Amendment to the lease between the Registrant and Unique
                    Building Corporation for the Registrant's facility in Vernon
                    Hills, Illinois, dated April 1, 1993.
          10.17(6)  Amendment to the lease between the Registrant and Unique
                    Building Corporation for the Registrant's facility in Vernon
                    Hills, Illinois, dated December 1, 1994.
          10.18(8)  Amendment to the lease between the Registrant and Unique
                    Building Corporation for the Registrant's facility in Vernon
                    Hills, Illinois, dated June 1, 1996.
          10.19(8)  Amendment to the lease between the Registrant and Unique
                    Building Corporation for the Registrant's facility in Vernon
                    Hills, Illinois, dated June 2, 1996.
          10.20(7)  Employment Agreement between the Registrant and Thomas C.
                    Beusch.+
          10.21(7)  Employment Agreement between the Registrant and Jeffrey K.
                    Clements.+
          10.22(7)  Employment Agreement between the Registrant and Jack A.
                    LeVan.+
          10.23     1997 Stock Option Plan
          21.0      Subsidiaries of the Registrant.
          23.0 Report and Consent of KPMG Peat Marwick LLP, independent auditors (included on page F-18 of this Annual Report on Form 10-K).
          27.1      Financial Data Schedule--Fiscal Year Ended December 31,
                    1997.
          27.2      Restated Financial Data Schedule--Fiscal Years Ended
                    December 31, 1996 and 1995.

-------------------------------------------------------------------------------
     (1) Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Registration Statement on Form S-3, File No. 333-33315, and incorporated herein by reference.
     (2) Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Registration Statement on Form S-1, as amended, File No. 33-41576, and incorporated herein by reference.
     (3) Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Registration Statement on Form S-8, as amended, File No. 33-44706, and incorporated herein by reference.
     (4) Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, and incorporated herein by reference.
     (5) Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, and incorporated herein by reference.
     (6) Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, and incorporated herein by reference.
     (7) Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, and incorporated herein by reference.
     (8) Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, and incorporated herein by reference.
      + Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.

(b)  Reports on Form 8-K

The Company did not file any reports on Form 8-K during the last quarter of the period covered by this Annual Report on Form 10-K.

                         ZEBRA TECHNOLOGIES CORPORATION

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE



                                                                                                             PAGE
                                                                                                             ----

(1) Financial Statements:

     Independent Auditors' Report                                                                            F-2

     Consolidated Balance Sheets as of December 31, 1997 and 1996                                            F-3

     Consolidated Statements of Earnings for the years ended December 31, 1997, 1996, and 1995               F-4

     Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996, and 1995             F-5

     Consolidated Statements of Stockholders' Equity for the years ended December 31, 1997, 1996,
     and 1995.                                                                                               F-6

     Notes to Consolidated Financial Statements                                                              F-7

(2) Financial Statement Schedule:

     The following financial statement schedule is included herein:

     Schedule II - Valuation and Qualifying Accounts                                                        F-17


     ALL OTHER FINANCIAL STATEMENT SCHEDULES ARE OMITTED BECAUSE THEY ARE NOT APPLICABLE OR THE REQUIRED INFORMATION IS SHOWN IN THE CONSOLIDATED FINANCIAL STATEMENTS OR NOTES THERETO.

                          INDEPENDENT AUDITORS' REPORT


     The Board of Directors and Shareholders
     Zebra Technologies Corporation:

          We have audited the accompanying consolidated balance sheets of Zebra Technologies Corporation and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Zebra Technologies Corporation and Subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                                       /s/ KPMG Peat Marwick LLP


                                                       KPMG Peat Marwick LLP
     Chicago, Illinois
     February 27, 1998

                         ZEBRA TECHNOLOGIES CORPORATION

                           CONSOLIDATED BALANCE SHEETS


                                                                                     December 31,           December 31,
(Dollars in thousands, except per share data)                                           1997                    1996
-----------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
          Cash and cash equivalents                                                      $7,155                 $5,168
          Investments and marketable securities                                         121,698                 89,372
          Accounts receivable, net of allowance of $1,788 in 1997
           and $960 in 1996                                                              31,032                 31,631
          Inventories                                                                    22,443                 21,503
          Prepaid expenses                                                                  843                  1,322
          Deferred income taxes                                                           4,307                  1,250
                                                                                 --------------------------------------
Total current assets                                                                    187,478                150,246
                                                                                 --------------------------------------
Machinery and equipment at cost, less accumulated depreciation and amoritization         12,753                 11,328
Other assets                                                                              3,353                  2,812
                                                                                 --------------------------------------
TOTAL ASSETS                                                                           $203,584               $164,386
                                                                                 --------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
          Accounts payable                                                              $11,141                $12,200
          Accrued liabilities                                                             6,900                  4,180
          Short-term note payable                                                           137                      1
          Current portion of obligation under capital lease with related
           party, less current portion                                                       65                     62
          Income taxes payable                                                            4,329                  3,750
                                                                                 --------------------------------------
Total current liabilities                                                                22,572                 20,193
                                                                                 --------------------------------------
Obligation under capital lease with related party, less current portion                      51                    115
Long-term obligations                                                                       212                  2,211
Other                                                                                       287                    308
Deferred income taxes                                                                       911                  1,103
                                                                                 --------------------------------------
Total liabilities                                                                        24,033                 23,930
                                                                                 --------------------------------------
Shareholders' equity:
          Preferred stock, $.01 par value: 10,000,000 shares authorized.  None
          outstanding                                                                         -                      -

          Class A Common stock, $.01 par value: 50,000,000 shares authorized,
          19,413,933 and 16,924,973 shares issued and outstanding in 1997
          and 1996, respectively                                                            194                    169

          Class B Common stock, $.01 par value: 28,358,189 shares authorized,
          4,890,609 and 7,315,404 shares issued and outstanding in 1997
          and 1996, respectively                                                             49                     73

Additional paid-in capital                                                               29,984                 30,386
Retained earnings                                                                       148,779                108,624
Unrealized holding loss on investments                                                        -                     (6)
Cumulative translation adjustment                                                           545                  1,210
                                                                                 -------------------------------------
Total shareholders' equity                                                              179,551                140,456
                                                                                 --------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                             $203,584               $164,386
                                                                                 --------------------------------------


             SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           ZEBRA TECHNOLOGIES CORPORATION

                        CONSOLIDATED STATEMENTS OF EARNINGS


                                                                                                    Year Ended
                                                                               --------------------------------------------------
                                                                               December 31,       December 31,      December 31,
(In thousands, except per share data)                                             1997               1996              1995
---------------------------------------------------------------------------------------------------------------------------------
Net sales                                                                        $192,071           $163,980          $145,348
Cost of sales                                                                      93,871             85,302            76,241
                                                                               --------------------------------------------------
Gross profit                                                                       98,200             78,678            69,107
                                                                               --------------------------------------------------
Operating expenses:
          Sales and marketing                                                      19,951             15,445            12,421
          Research and development                                                 10,784              9,615             7,771
          General and administrative                                               14,690             11,155             8,934
          Merger costs                                                                  -                315                 -
          Acquired in-process technology                                                -              1,117                 -
                                                                               --------------------------------------------------
Total operating expenses                                                           45,425             37,647            29,126
                                                                               --------------------------------------------------
Operating income                                                                   52,775             41,031            39,981
                                                                               --------------------------------------------------
Other income (expense):
          Investment income                                                        13,288              6,189             5,207
          Interest expense                                                            (35)               (87)              (59)
          Other, net                                                                  706                256               296
                                                                               --------------------------------------------------
Total other income                                                                 13,959              6,358             5,444
                                                                               --------------------------------------------------
Income from continuing operations before income taxes                              66,734             47,389            45,425
Income taxes                                                                       23,924             16,536            15,851
                                                                               --------------------------------------------------
Net income from continuing operations                                              42,810             30,853            29,574
                                                                               --------------------------------------------------
Discontinued operations:

          Loss from discontinued operations (less applicable
             income tax benefit of $372, $815, and $442)                           (1,692)            (1,938)           (7,010)
          Loss on disposal of discontinued operations including
             provision for operating losses during phase-out period
             (less applicable income tax benefit of $615)                            (963)                 -                 -
                                                                               --------------------------------------------------
Net income                                                                        $40,155            $28,915           $22,564
                                                                               --------------------------------------------------
                                                                               --------------------------------------------------

Basic earnings per share from continuing operations                                 $1.77              $1.27             $1.23
Diluted earnings per share from                                                     $1.76              $1.27             $1.22

Basic earnings per share                                                            $1.66              $1.19             $0.94

Diluted earnings per share                                                          $1.65              $1.19             $0.93

Weighted average shares outstanding                                                24,255             24,203            24,113
Weighted average and equivalent                                                    24,318             24,241            24,166



          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        ZEBRA TECHNOLOGIES CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                  Year Ended
                                                                               --------------------------------------------------
                                                                               December 31,       December 31,      December 31,
(Dollars In thousands)                                                             1997               1996              1995
---------------------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
Net income                                                                       $40,155            $28,915           $22,564
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                                                4,275              3,839             2,219
      Acquired in-process technology                                                   -              1,117             6,028
      Appreciation in market value of                                             (5,973)            (2,483)           (2,061)
      Discontinued operations                                                     (3,371)                 -                 -
      (Increase) decrease in accounts                                                599             (6,744)           (7,295)
      (Increase) in inventories                                                     (940)            (1,138)           (3,193)
      (Increase) decrease in other assets                                           (968)               132            (1,884)
      Increase (decrease) in accounts                                             (1,059)               932             3,867
      Increase in accrued expenses                                                 2,699                355             1,003
      Increase (decrease) in income taxes                                            579               (317)            1,791
      (Decrease) in deferred taxes                                                (3,249)              (484)             (815)
      Net increase (decrease) in other                                              (186)             1,491               927
      Net (purchases) of investments and                                         (37,853)           (24,153)          (11,460)
                                                                                 ----------------------------------------------
Net cash provided by (used in) operating                                          (5,292)             1,462            11,691
                                                                                 ----------------------------------------------

Cash flows from investing activities:
      Purchases of machinery and equipment                                        (5,273)            (5,994)           (4,333)
      Payment for acquisition                                                          -               (962)           (2,550)
      Proceeds from sales/ (purchases) of investments
        and marketable securities                                                 11,506                265            (6,147)
                                                                                 ----------------------------------------------
Net cash provided by (used in) investing activities                                6,233             (6,691)          (13,030)
                                                                                 ----------------------------------------------

Cash flows from financing activities:
      Proceeds from exercise of stock                                                971                476               324
      Proceeds from sales of common stock                                              -                  -               631
      Issuance (repayment) of short-term notes payable                               136                (37)               37
      Payments for obligation under capital lease                                    (61)               (59)              (57)
                                                                                 ----------------------------------------------
Net cash provided by financing activities                                          1,046                380               935
                                                                                 ----------------------------------------------

Net increase (decrease) in cash and cash equivalents                               1,987             (4,849)             (404)
Cash and cash equivalents at beginning of year                                     5,168             10,017            10,421
Cash and cash equivalents at end of year                                         $ 7,155            $ 5,168           $10,017
                                                                                 ----------------------------------------------
                                                                                 ----------------------------------------------

Supplemental disclosures of cash flow information:
      Interest paid                                                                  $35                $87               $59
      Income taxes paid                                                          $23,858            $16,763           $13,626


         SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        ZEBRA TECHNOLOGIES CORPORATION

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                                          Unrealized
                                       Class A      Class B    Additional                  Holding       Cumulative
                                       Common       Common      Paid-in      Retained      Loss On       Translation
 (Dollars in thousands)                 Stock        Stock      Capital      Earnings    Investments     Adjustment      Total
----------------------------------------------------------------------------------------------------------------------------------

 BALANCE AT DECEMBER 31, 1994            $76           $44       $25,313       $57,145     $(395)          $(151)         $82,032
----------------------------------------------------------------------------------------------------------------------------------
 Issuance of 117,388 shares of
 Class A Common stock                      1            --         2,453            --        --              --            2,454

 Conversion of 1,391,712 shares of
 Class B Common stock to 1,391,712
 shares of Class A Common stock            7            (7)           --            --        --              --               --

 Adjustments for stock split              85            36          (121)           --        --              --               --

 VTI acquisition                          --            --         2,000            --        --              --            2,000

 Net income                               --            --            --        22,564        --              --           22,564

 Cumulative translation adjustment        --            --            --            --        --             (73)             (73)


 Unrealized holding loss on
 investments                              --            --            --            --      (771)             --             (771)
----------------------------------------------------------------------------------------------------------------------------------
 BALANCE AT DECEMBER 31, 1995            169            73        29,645        79,709    (1,166)           (224)         108,206
----------------------------------------------------------------------------------------------------------------------------------
 Issuance of 56,815 shares of Class A
 Common stock                             --            --           741            --        --              --              741

 Conversion of 2,658 shares of Class B
 Common stock to 2,658 shares of
 Class A Common stock                     --            --            --            --        --              --               --

 Net income                               --            --                      28,915        --              --           28,915

 Cumulative translation adjustment        --            --            --            --        --           1,434            1,434

 Unrealized holding gain on
 investments                              --            --            --            --     1,160              --            1,160
----------------------------------------------------------------------------------------------------------------------------------
 BALANCE AT DECEMBER 31, 1996            169            73        30,386       108,624        (6)          1,210          140,456
----------------------------------------------------------------------------------------------------------------------------------
 Issuance of 64,165 shares of Class A
 Common Stock                              1            --           970            --        --              --              971

 Conversion of 2,424,795 shares of
 Class B Common Stock to 2,424,795
 shares of Class A Common Stock           24           (24)           --            --        --              --               --

 Settlement of litigation - Zebra VTI     --            --        (1,372)           --        --              --           (1,372)

 Net income                               --            --            --        40,155        --              --           40,155

 Cumulative translation adjustment        --            --            --            --        --            (665)            (665)

 Unrealized holding gain on
 investments                              --            --            --            --         6              --                6
----------------------------------------------------------------------------------------------------------------------------------
 BALANCE AT DECEMBER 31, 1997           $194           $49       $29,984      $148,779        $0            $545         $179,551
----------------------------------------------------------------------------------------------------------------------------------


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

   INVESTMENTS AND MARKETABLE SECURITIES. Investments and marketable securities at December 31, 1997 consisted of U.S. Treasury, mortgaged-backed, and corporate debt and equity securities. The Company applies the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (Statement 115). Under Statement 115, the Company classifies its debt and marketable equity securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. All securities not included in trading or held-to-maturity are classified as available-for-sale.

   Trading and available-for-sale securities are recorded at fair value. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of discounts or premiums. Unrealized holding gains and losses on trading securities are included in earnings. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of shareholders' equity until realized. Transfers of securities between categories are recorded at fair value at the date of transfer. Unrealized holding gains and losses are recognized in earnings for transfers into trading securities.

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

   INCOME TAXES. The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (Statement 109). Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

   EARNINGS PER SHARE. For the years ended December 31, 1997, 1996, and 1995, earnings per share was computed in accordance with Statement of Financial Accounting Standards No. 128, which the Company adopted during the fourth
quarter of 1997.   Weighted-average and equivalent shares outstanding include the dilutive effect of common stock options aggregating 63,435, 37,724, and 53,402, for the years ended December 31, 1997, 1996, and 1995, respectively.

   FOREIGN CURRENCY TRANSLATION. The balance sheets of the Company's foreign subsidiaries are translated into U.S. dollars using the year-end exchange rate, and sales and expenses are translated using the average exchange rate for the year. The resulting translation gains or losses are recorded as a separate component of shareholders' equity as a cumulative translation adjustment.

NOTE 3  INVESTMENTS AND MARKETABLE SECURITIES
   Investments and marketable securities consist of (in thousands):

                                                December 31,       December 31,
                                                    1997               1996
-------------------------------------------------------------------------------
 Trading, at fair value                            $121,698         $83,334
 Available-for-sale, at fair value                        -           6,038
                                                   ------------------------
                                                   $121,698         $89,372


  The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale investments and marketable securities as of December 31, 1996 were as follows (in thousands):

                                   Gross Unrealized Holding
              Cost                 Gains          Losses          Fair Value
-------------------------------------------------------------------------------
             $6,047                -               $(9)             $6,038

   Proceeds from the sale of an available-for-sale security during 1997 were $11,506,000, resulting in a gross realized gain of $5,458,000.

NOTE 4  RELATED-PARTY TRANSACTIONS
   Unique Building Corporation (Unique), an entity controlled by certain officers and shareholders of the Company, leases a facility and equipment to the Company under a lease described in Note 9. Management believes that the lease payments are substantially consistent with amounts which could be negotiated with third parties on an arm's-length basis.

   Interest expense and lease payments related to the leases were included in the consolidated financial statements as follows (in thousands):

                          Unique Operating Lease     Interest Expense on Unique
                                        Payments                  Capital Lease
-------------------------------------------------------------------------------
 1997                                     $1,261                             $7
 1996                                      1,227                             10
 1995                                      1,114                             12

NOTE 5  INVENTORIES
   The components of inventories are as follows (in thousands):

                                    December 31,  1997        December 31, 1996
                                    -------------------------------------------
 Raw material                                  $14,651                  $10,750
 Work in process                                 1,273                      325
 Finished goods                                  6,519                   10,428
                                    -------------------------------------------
 Total inventories                             $22,443                  $21,503


NOTE 6  MACHINERY AND EQUIPMENT
   Machinery and equipment, which includes assets under capital leases, is comprised of the following (in thousands):

                                                  December 31,     December 31,
                                                      1997             1996
                                                  -----------------------------
 Machinery, equipment, and tooling                     $12,129          $11,091
 Machinery and equipment under capital leases              574              591
 Furniture and office equipment                          2,512            2,259
 Computers and related equipment                        10,834            6,943
 Automobiles                                               505              536
 Leasehold improvements                                    843              704
                                                  -----------------------------
                                                        27,397           22,124
 Less accumulated depreciation and amoritization        14,644           10,796
                                                  -----------------------------
 Net machinery and equipment                           $12,753          $11,328

   Unamortized computer software costs were approximately $1,800,000 and $1,700,000 at December 31, 1997 and December 31, 1996, respectively.

NOTE 7  INCOME TAXES
   The provision for income taxes consists of the following (in thousands):

                                        1997     1996      1995
                                      ----------------------------
                   Current:
                        Federal       $21,217    $12,914   $12,365
                        State           2,446      1,412     1,192
                        Foreign         2,523      1,879     1,037
                   Deferred:
                        Federal        (2,974)      (240)      289
                        State            (391)      (244)       64
                        Foreign           116          -       462
                                      ----------------------------
                   Total              $22,937    $15,721   $15,409

   The provision for income taxes differs from the amount computed by applying the U.S. statutory Federal income tax rate of 35%. The reconciliation of statutory and effective income taxes is presented below (in thousands):

                                              1997     1996      1995
                                             ---------------------------

                  Provision computed
                    statutory rate           $22,091   $15,623  $13,291
                  State income tax (net of
                    Federal tax benefit)       1,336       759      816
                  Tax-exempt interest and
                    dividend income             (493)     (280)    (211)
                  Tax benefit of exempt
                    foreign trade income        (441)     (585)    (670)
                  Acquisition related items      109       259    2,213
                  Other                          335       (55)     (30)
                                             ---------------------------
                  Provision for income
                    taxes                    $22,937   $15,721  $15,409

   Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. Based on management's assessment, it is more likely than not that the deferred tax assets will be realized through future taxable earnings.

   Temporary differences which give rise to deferred tax assets and liabilities are as follows (in thousands):

                                               December 31,  December 31,
                                                   1997          1996
                                               ----------------------------
                  Deferred tax assets:
                       Deferred rent--building       $103       $104
                       Capital equipment lease         46         70
                       Accrued vacation               340        276
                       Inventory items              1,484        951
                       Allowance for doubtful
                         accounts                     577        275
                       Other accruals               2,085        569
                       Acquisition related items      404        435
                                               ----------------------------
                  Total deferred tax assets         5,039      2,680
                  Deferred tax liabilities:
                       Unrealized gain on
                         securities                  (179)      (821)
                       Depreciation                  (897)      (979)
                       Acquisition of VTI            (451)      (451)
                       Other                         (116)      (282)
                                               ----------------------------
                  Total deferred tax liabilities   (1,643)    (2,533)
                                               ----------------------------
                  Net deferred tax asset           $3,396       $147


   The valuation allowance was zero as of December 31, 1997 and 1996.

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

   The Company has a discretionary profit-sharing plan for qualified employees, to which it contributed 3.318% of eligible earnings for 1997, 2.925% for 1996, and 3.4% for 1995. Participants are not permitted to make contributions under the profit-sharing plan.

   Company contributions to these plans, which were charged to operations, approximated the following (in thousands):

                               401(k)      Profit sharing        Total
                         ------------------------------------------------
                  1997         $522         $847                 $1,369
                  1996          398          513                    911
                  1995          324          453                    777

NOTE 9  COMMITMENTS AND CONTINGENCIES
(a) Leases
   In September 1989, the Company entered into a lease agreement for its Vernon Hills facility and certain machinery, equipment, furniture and fixtures with Unique Building Corporation. The facility portion of the lease is treated as an operating lease. An amendment to the lease dated June 1996 extended the term of the lease through March 31, 2008. The lease agreement includes a modification to the base monthly rental which goes into effect if the prescribed rent payment is less than the aggregate principal and interest payments required to be made by Unique under an Industrial Revenue Bond (IRB). Under the portion of the lease agreement with Unique which is accounted for as a capital lease, the Company leases machinery, equipment, furniture and fixtures at a monthly rental of $5,725 for a ten-year period. Assets under these leases are as follows (in thousands):

                                                 December 31,    December 31,
                                                     1997            1996
                                              --------------------------------
 Assets under capital leases                       $553            $592
 Less accumulated amortization                      553             578
------------------------------------------------------------------------------
 Net leased machinery and equipment under
     capital leases                                   -             $14

   Minimum future obligations under noncancelable operating leases and future minimum capital lease payments as of December 31, 1997 are as follows (in thousands):

                                                         Capital      Operating
                                                           Lease         Leases
                                                      -------------------------
 1998                                                        $69         $1,297
 1999                                                         52          1,349
 2000                                                          -          1,417
 2001                                                          -          1,384
 2002                                                          -          1,384
 Thereafter                                                    -          8,000
                                                      -------------------------
 Total minimum lease payments                                121        $14,831
 Less amount representing interest                             5
                                                      -----------
 Present value of minimum payments                           116
 Less  current  portion  of  obligation  under                65
 capital lease
                                                      -----------
 Long-term  portion  of obligation under capital
 lease                                                       $51

   Rent expense for operating leases charged to operations for the years ended December 31, 1997, 1996, and 1995 was $1,932,000, $1,750,000, and
$1,348,000, respectively.

(b) Manufacturing and Office Facility
        In October 1997, the Company committed to the purchase of a 37,124 square foot manufacturing and office facility for its Preston, England operations which will replace its current facility. The Company plans to begin transferring its operations to this facility in September 1998.

(c) Letter of credit
   In connection with the lease agreements described above, the Company has guaranteed Unique's full and prompt payment under Unique's letter of credit agreement with a bank. The liability of the Company under this guaranty as of December 31, 1997 is $700,000, which is the limit of the Company's guaranty throughout the term of the IRB.

(d) Lines of credit
   In December 1992, the Company established a $6,000,000 unsecured line of credit and an additional $4,000,000 unsecured revocable line with a bank. Borrowings under these lines bear interest indexed at either the prime rate or 150 basis points over the LIBOR rate, at the Company's discretion. The Company had $137,000 outstanding at December 31, 1997. The lines of credit expire on February 28, 1999.

(e) Derivative Instruments
   In the normal course of business, portions of the Company's expenses are subject to fluctuations in currency values. The Company addresses these risks through a controlled program of risk management that includes the use of derivative financial instruments. To some degree, the Company is exposed to credit-related losses in the event of nonperformance by counterparties to financial instruments, but management does not expect any counterparties to fail to meet their obligations given their high credit ratings.

   The Company enters into foreign exchange forward contracts to manage exposure to fluctuations in foreign exchange rates to the funding of its United Kingdom operations. The Company accounts for such contracts by recording any unrealized gains or losses in income each reporting period. At December 31, 1997, the Company had entered into foreign exchange forward contracts which provide for purchases of approximately 1,227,038 pounds sterling per month through March 1998. At December 31, 1997 and 1996, the notional principal amounts of outstanding forward contracts were $6,211,000 and $9,858,000, respectively.

NOTE 10  SEGMENT DATA AND EXPORT SALES
   The Company operates in one industry segment. The Company generated sales to foreign customers of approximately $87,428,000, $73,853,000, and $64,631,000 for the years ended December 31, 1997, 1996, and 1995, respectively.

   For the year ended December 31, 1997, the Company's wholly-owned subsidiaries located in the United Kingdom had net sales, net income, and total assets of $55,029,000, $5,818,000, and $23,066,000, respectively. For the year ended
December 31, 1996, the subsidiaries' had net sales, net income, and total assets of $44,518,000, $3,532,000, and $21,015,000, respectively.

NOTE 11 DISCONTINUED BUSINESS OPERATIONS
   As of June 28, 1997, the Company made the decision to discontinue the operations of its subsidiary, Zebra Technologies VTI ("Zebra VTI"). The discontinuance of Zebra VTI and its related PC-retail channel resulted in a one-time charge of $2,363,000 before income tax benefits, which was recorded in the second quarter of 1997. The one-time charge includes a provision for expected product returns from the present retail channel partners, provision for slow moving/ obsolete product, and provisions for estimated contingent liabilities. Additionally, the remaining goodwill and intangible assets of $1,833,000 were written off as part of the charge to discontinued operations.

NOTE 12 SHAREHOLDERS' EQUITY
   Holders of Class A Common Stock are entitled to one vote per share. Holders of Class B Common Stock are entitled to 10 votes per share. All actions submitted to a vote of shareholders are voted on by holders of Class A and Class B Common Stock voting together as a single class, except in certain circumstances. If at any time the number of outstanding shares of Class B Common Stock represents less than 10% of the total number of outstanding shares of both classes of common stock, then at that time such outstanding shares of Class B Common Stock will automatically convert into an equal number of shares of Class A Common Stock.

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

   In 1997, the Board of Directors and the shareholders of the Company approved an amendment to the Company's Certificate of Incorporation which increased the total authorized Class A Common Stock of the Company from 35,000,000 shares to 50,000,000.

NOTE 13 STOCK OPTION AND PURCHASE PLANS
      As of December 31, 1997, the Company has five stock option and stock purchase plans, described below.

      The Board of Directors and shareholders adopted the Zebra Technologies Corporation Stock Option Plan (the "1991 Plan"), effective as of August 1, 1991. A total of 400,000 shares of Class A Common Stock have been authorized and reserved for issuance under the 1991 Plan. Under this plan, the Company has granted only nonqualified stock options. These options have an exercise price equal to the closing market price of the Company's stock on the date of grant. Typically, the options vest in annual installments of 15% on the first anniversary, 17.5% on the second anniversary, 20% on the third anniversary, 22.5% on the fourth anniversary, and 25% on the fifth anniversary of the grant date. Upon vesting, the options have a legal life of two years from the date of vesting. The specific provisions of any grant are determined by the Board of Directors.

      The Board of Directors and shareholders also adopted a Directors' Stock Option Plan, which reserves 80,000 shares of Class A Common Stock for issuance under the plan. All options granted under this plan are exercisable immediately upon grant at a price per share equal to the closing market price of the Company's Class A Common on the date of grant. Options granted to the Board of Directors carry a seven year expiration period, however, should a member of the board discontinue service on the Board of Directors, they are limited to a two year period to exercise all outstanding options.

      In addition, the Board of Directors and shareholders adopted an employee stock purchase plan ("Stock Purchase Plan") and have reserved 300,000 shares of Class A Common Stock for issuance thereunder. Under this plan, employees who work a minimum of 20 hours per week may elect to withhold up to 8.5% of their cash compensation through regular payroll deductions to purchase shares of Class A Common Stock from the Company over a period not to exceed 12 months at a purchase price per share equal to the lesser of: (1) 85% of the fair market value of the shares as of the date of the grant, or (2)

85% of the fair market value of the shares as of the date of purchase. As of December 31, 1997, 125,870 shares have been purchased under the plan.

      In general, the options granted under the Stock Purchase Plan during 1997 and 1996 have similar provisions. Under this plan, the Company has granted only nonqualified stock options. These options are granted either on January 1 or July 1 of the current year and expire at the end of the year. Therefore, the options have a legal life of six months to one year, and typically vest upon grant. The specific provisions of any grant are determined by the Board of Directors.

      The Company's Board of Directors adopted the 1997 Stock Option Plan, effective February 11, 1997. The Company has reserved 531,500 shares of Common Stock for issuance under the plan. The 1997 Stock Option Plan is a flexible plan that provides the Option Committee broad discretion to fashion the terms of the awards to provide eligible participants with stock-based incentives, including: (i) non-qualified and incentive stock options for the purchase of the Company's Class A Common Stock and (ii) dividend equivalents. The persons eligible to participate in the 1997 Stock Option Plan are directors, officers, and employees of the Company or any subsidiary of the Company who, in the opinion of the Option Committee, are in a position to make contributions to the growth, management, protection and success of the Company or its subsidiaries.

       The options granted under the 1997 Stock Option Plan have an exercise price equal to the closing market price of the Company's stock on the date of grant. Typically, the options vest in annual installments of 15% on the first anniversary, 17.5% on the second anniversary, 20% on the third anniversary, 22.5% on the fourth anniversary, and 25% on the fifth anniversary of the grant date. The options have a legal life of ten years from the date of grant. The specific provisions of any grant are determined by the Board of Directors.

       The Company's Board of Directors adopted the 1997 Director Plan, effective February 11, 1997. The 1997 Director Plan provides for the issuance of options to purchase up to 77,000 shares of Class A Common Stock, which shares are reserved and available for purchase upon the exercise of options granted under the 1997 Director Plan. Only directors who are not employees or officers of the Company are eligible to participate in the 1997 Director Plan. Under the 1997 Director Plan, each non-employee director was granted, on the effective date of the plan, an option to purchase 15,000 shares of Class A Common Stock, and each non-employee director subsequently elected to the Board will be granted an option to purchase 15,000 shares of Class A Common Stock on the date of his or her election. Options granted under the 1997 Director Plan provide for the purchase of Class A Common Stock at a price equal to the fair market value on the date of grant. If there are not sufficient shares remaining and available to all non-employee directors eligible for an automatic grant at the time at which an automatic grant would otherwise be made, then each eligible non-employee director shall receive an option to purchase a pro rata number of shares.

       Unless otherwise provided in an option agreement, options granted under the 1997 Director Plan shall become exercisable in five equal increments on the
date of the grant and on each of the first four anniversaries thereof.   All
options expire on the earlier to occur of (a) ten years following the grant date or (b) the second anniversary of the termination of the non-employee director's directorship for any reason other than due to death or Disability (as defined in the 1997 Director Plan).

       The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its plans. No compensation cost has been recognized for its fixed stock option plans and its stock purchase plan. Had compensation cost for the Company's stock option and stock purchase plans been determined consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (Statement 123), the Company's 1997 net income and diluted earnings per share would have been as follows:

                            Net income:
                                 As reported    $40,155
                                 Pro forma       39,638
                            Diluted earnings
                              per share:
                                 As reported      $1.65
                                 Pro forma         1.63

      Net income and earnings per share were affected by less than 1% in 1996 and 1995.

      For purposes of calculating the compensation cost consistent with Statement 123, the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for stock option grants in 1997, 1996, and 1995, respectively: option price, which equals the fair market value at the date of grant; expected dividend yield of 0% for each period; expected volatility of 42.08%, 41.21%, and 41.21%; risk free interest rate of 6.36%, 6.45%, and 6.36%; and expected weighted-average life of 6.00 years, 5.25 years, and 5.25 years.

     The fair value of the employees' purchase rights pursuant to the Stock Purchase Plan are estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for purchase rights granted in 1997, 1996, and 1995, respectively: fair market value of $23.63, $22.11, and $20.20; option price of $20.09, $18.79, and $17.17; expected dividend yield of 0% for each period; expected volatility of 48%, 44%, and 30%; risk-free interest rate of 5.49%, 5.55%, and 5.55%; and expected lives of six months to one year.

     Stock option activity for the years ended December 31, 1997, 1996, and 1995 was as follows:

                                              1997                                 1996                               1995
                                         Weighted-Average                    Weighted-Average                    Weighted-Average
 Fixed Options              Shares        Exercise Price        Shares        Exercise Price        Shares        Exercise Price
----------------------------------------------------------------------------------------------------------------------------------
 Outstanding at
      Beginning of           187,500          $19.70             174,000          $15.19              176,000         $12.02
      Year
 Granted                     336,500           24.70              57,000           27.11               56,000          19.36
 Exercised                   (22,400)          14.63             (38,500)           9.01              (38,500)          8.42
 Canceled                     --                --                (5,000)          29.25              (19,500)         11.91
----------------------------------------------------------------------------------------------------------------------------------
 Outstanding at end
      of year                501,600           23.28              187,500          19.70               174,000         15.19
 Options exercisable
      At end of year          90,450           19.92               78,700          18.19                63,500         15.63



   The following table summarizes information about fixed stock options outstanding at December 31, 1997:

                                          Options Outstanding                                             Options Exercisable
                       -----------------------------------------------------------------            -------------------------------
 Range of                Number       Weighted-Average Remaining        Weighted-Average               Number      Weighted-Average
 Exercise Prices       of Shares          Contractual Life               Exercise Price             of Shares       Exercise Price
-----------------------------------------------------------------------------------------------------------------------------------
 $ 9.88-$20.50           108,600             2.63 years                     $16.54                     52,575         $15.57
 $ 24.50-$24.50          331,500             9.12 years                      24.50                      9,000          24.50
 $ 25.19-$37.63           61,500             4.19 years                      28.60                     28,875          26.42


NOTE 14 QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
(Dollars in thousands, except per share data)

                                                     1st Qtr              2nd Qtr          3rd Qtr          4th Qtr       Total
 1997                                                  (2)
----------------------------------------------------------------------------------------------------------------------------------
 Net sales                                           $41,009              $47,844          $49,889          $53,329       $192,071
 Cost of sales                                        20,603               23,546           24,878           24,844         93,871
                                                     -----------------------------------------------------------------------------
 Gross profit                                         20,406               24,298           25,011           28,485         98,200
 Total operating expenses                              9,234               11,768           11,360           13,063         45,425
                                                     -----------------------------------------------------------------------------
 Operating income                                     11,172               12,530           13,651           15,422         52,775
 Total other income                                    7,231                2,236            1,888            2,604         13,959
                                                     -----------------------------------------------------------------------------
 Income from continuing operations before
 income taxes                                         18,403               14,766           15,539           18,026         66,734
 Income taxes                                          6,876                5,121            5,594            6,333         23,924
                                                     -----------------------------------------------------------------------------
 Net income from continuing operations                11,527                9,645            9,945           11,693         42,810
 Loss from discontinued operation                      (292)               (1,400)               -                -         (1,692)
 Loss on disposal of discontinued operation                -                 (963)               -                -           (963)
                                                     -----------------------------------------------------------------------------
 Net income                                          $11,235               $7,282           $9,945          $11,693        $40,155
                                                     -----------------------------------------------------------------------------
 Basic earnings per share from continuing
 operations                                            $0.48                $0.40            $0.41            $0.48          $1.77
 Diluted earnings per share from continuing
 operations                                            $0.48                $0.40            $0.41            $0.48          $1.76
 Basic earnings per share                              $0.46                $0.30            $0.41            $0.48          $1.66
 Diluted earnings per share                            $0.46                $0.30            $0.41            $0.48          $1.65
 Basic weighted-average shares outstanding            24,240               24,244           24,257           24,278         24,255
 Diluted weighted-average and equivalent shares
 outstanding                                          24,268               24,293           24,338           24,373         24,318

 1996                                                 (2)                  (2)              (2)              (2)            (2)
----------------------------------------------------------------------------------------------------------------------------------
 Net sales                                           $36,526              $38,920          $41,858          $46,676       $163,980
 Cost of sales                                        18,961               20,468           21,763           24,110         85,302
                                                     -----------------------------------------------------------------------------
 Gross profit                                         17,565               18,452           20,095           22,566         78,678
 Total operating expenses                             10,236  (1)           9,759            8,345            9,307         37,647
                                                     -----------------------------------------------------------------------------
 Operating income                                      7,329  (1)           8,693           11,750           13,259         41,031
 Total other income                                    1,282                1,529            1,399            2,148          6,358
                                                     -----------------------------------------------------------------------------
 Income before income taxes                            8,611  (1)          10,222           13,149           15,407         47,389
 Income taxes                                          2,903                3,440            4,526            5,667         16,536
                                                     -----------------------------------------------------------------------------
 Net income from continuing operations                 5,708  (1)           6,782            8,623            9,740         30,853
 Loss from discontinued operation                       (459)                (522)              92           (1,049)        (1,938)
 Loss on disposal of discontinued operation                -                    -                -                -              -
                                                     -----------------------------------------------------------------------------
 Net income                                           $5,249  (1)          $6,260           $8,715           $8,691        $28,915
                                                     -----------------------------------------------------------------------------
 Basic earnings per share from continuing
 operations                                            $0.24  (1)           $0.28            $0.36            $0.40          $1.27
 Diluted earnings per share from continuing
 operations                                            $0.23  (1)           $0.28            $0.36            $0.40          $1.27
 Basic earnings per share                              $0.22  (1)           $0.26            $0.36            $0.36          $1.19
 Diluted earnings per share                            $0.22  (1)           $0.26            $0.36            $0.36          $1.19
 Basic weighted-average shares outstanding            24,189               24,198           24,203           24,223         24,203
 Diluted weighted-average and equivalent shares
 outstanding                                          24,242               24,237           24,228           24,257         24,241

(1) Reflects a pre-tax charge for acquired-in-process technology of $1,117 relating to the Company's acquisition of Fenestra Computer Services.
(2) Revised to reflect the discontinuance of operations of Zebra Technologies VTI. (See Note 11 - Discontinued Business Operations).


NOTE 15 MAJOR CUSTOMERS

   One customer represents revenues of 17% and 21% in the fiscal years ended December 31, 1997, and December 31, 1996, respectively. Consolidated sales to Peak Technology amounted to $31,762,000 in 1997 and $36,310,000 in 1996. No other customer accounted for 10% or more of consolidated sales. Peak Technologies was acquired by Moore Corporation in 1997. Management recognizes Moore Corporation is a major provider of labels which could have an adverse affect on Zebra sales of this product to Peak Technologies. Sales to Peak Technologies of labels accounted for 2% of the Company's total net sales in the fiscal year ended December 31, 1997 and 3% in the fiscal year ended December 31, 1996.

                         ZEBRA TECHNOLOGIES CORPORATION
                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS

                             (Dollars in Thousands)

                                     Balance at       Charged to Costs                  Balance at
 Description                    Beginning of Period     and Expenses    Deductions    End of Period
---------------------------------------------------------------------------------------------------
 Valuation account for
 accounts receivable:

 Year ended December 31, 1997           $960                $911           $83           $1,788
 Year ended December 31, 1996           $349                $611            $0             $960
 Year ended December 31, 1995           $349                  $0            $0             $349

 Valuation account for
 inventory:

 Year ended December 31, 1997         $2,734              $2,376        $1,801           $3,309
 Year ended December 31, 1996           $969              $1,945          $180           $2,734
 Year ended December 31, 1995           $677              $1,351        $1,059             $969

                   REPORT AND CONSENT OF INDEPENDENT AUDITORS



The Board of Directors and Shareholders
Zebra Technologies Corporation:

   Under date of February 27, 1998, we reported on the consolidated balance sheets of Zebra Technologies Corporation and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997, as contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule listed under Item 14. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

   In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

   We consent to incorporation by reference in the registration statements (No. 33-4706 and No. 33-72774) on Form S-8 of Zebra Technologies Corporation of our reports relating to the consolidated balance sheets of Zebra Technologies Corporation and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997, and related financial statement schedule, as contained herein. These consolidated financial statements and the related financial statement schedule and our reports thereon are included herein.

                                                       /s/ KPMG Peat Marwick LLP

                                                       -------------------------
                                                          KPMG Peat Marwick LLP
Chicago, Illinois
March 23, 1998