Form 10-Q
period 1998-04-04
ZEBRA TECHNOLOGIES CORP/DE
filed 1998-05-15
CIK 877212

                                    UNITED STATES

                         SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D. C. 20549

                                     FORM 10-Q


             [ X ]  Quarterly Report Pursuant to Section 13 or 15(d) of
                        the Securities Exchange Act of 1934

                    For the quarterly period ended April 4, 1998


                          Commission File Number:  O-19406


                           Zebra Technologies Corporation
                ----------------------------------------------------
               (Exact name of registrant as specified in its charter)

           Delaware                                               36-2675536
 ------------------------------                                ---------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                333 Corporate Woods Parkway, Vernon Hills, IL  60061
               ------------------------------------------------------
              (Address of principal executive offices)      (Zip Code)

                                    (847) 634-6700
                  --------------------------------------------------
                 (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and has been subject to such filing requirements for the past 90 days.

     [X]  Yes    [ ]  No

As of April 29, 1998, there were the following shares outstanding:

Class A Common Stock, $.01 par value 19,425,187
Class B Common Stock, $.01 par value   4,890,609

                  ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

                            QUARTER ENDED APRIL 4, 1998

                                       INDEX

                                                                        PAGE

PART I - FINANCIAL INFORMATION

     Item 1.   Consolidated Financial Statements

          Independent Auditors' Review Report                              3

          Consolidated Balance Sheets (unaudited)
          as of  April 4, 1998 and December 31, 1997                       4

          Consolidated Statements of Earnings and Comprehensive
          Income (unaudited) for the three months ended April 4,
          1998 and  March 29,1997                                          5

          Consolidated Statements of Cash Flows (unaudited)
          for the three months ended April 4, 1998 and  March 29,1997      6

          Notes to Consolidated Financial Statements                       7

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations               9

PART II - OTHER INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K                            12

SIGNATURES                                                                 13

PART I - FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS


                         INDEPENDENT AUDITORS' REVIEW REPORT


The Board of Directors and Shareholders
Zebra Technologies Corporation:

We have reviewed the consolidated balance sheet of Zebra Technologies Corporation and subsidiaries as of April 4, 1998, and the related consolidated statements of earnings and comprehensive income and cash flows for the three-month periods ended April 4, 1998 and March 29, 1997. These consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Zebra Technologies Corporation and subsidiaries as of December 31, 1997, and the related consolidated statements of earnings, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 27, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1997 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                      KPMG Peat Marwick LLP
Chicago, Illinois
April 21, 1998

                  ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                               (DOLLARS IN THOUSANDS)
                                    (UNAUDITED)

                                                                                         APRIL 4,   DECEMBER 31,
                                                                                           1998         1997
                                                                                        ---------   ------------
                               ASSETS
Current assets:
     Cash and cash equivalents                                                           $8,379         $7,155
     Investments and marketable securities                                              130,707        121,698
     Accounts receivable, net of allowance of $1,524 in 1998 and $1,788 in 1997          31,731         31,032
     Inventories                                                                         21,518         22,443
     Deferred income taxes                                                                1,889          4,307
     Prepaid expenses                                                                       943            843
                                                                                        -------        -------
          Total current assets                                                          195,167        187,478
                                                                                        -------        -------

Machinery and equipment at cost, less
     accumulated depreciation and amortization                                           14,203         12,753
Other assets                                                                              3,802          3,353
                                                                                        -------        -------
               TOTAL ASSETS                                                            $213,172       $203,584
                                                                                        -------        -------
                                                                                        -------        -------

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                                   $11,329        $11,141
     Accrued liabilities                                                                  4,758          6,900
     Short-term note payable                                                                137            137
     Current portion of obligation under capitalized lease with related party                66             65
     Income taxes payable                                                                 5,691          4,329
                                                                                        -------        -------
          Total current liabilities                                                      21,981         22,572
                                                                                        -------        -------

Obligation under capitalized lease with related party, less current portion                  34             51
Long-term liability                                                                           0            212
Deferred income taxes                                                                       579            911
Other                                                                                       285            287
                                                                                        -------        -------
               TOTAL LIABILITIES                                                         22,879         24,033
                                                                                        -------        -------

Shareholders' equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none outstanding
Class A Common Stock, $.01 par value; 50,000,000 shares
      authorized, 19,424,812 and 19,413,933 shares issued
      and outstanding in 1998 and 1997, respectively                                        194            194
Class B Common Stock, $.01 par value; 28,358,189 shares
      authorized, 4,890,609 shares issued and outstanding
      in 1998 and 1997                                                                       49             49
Paid-in capital                                                                          30,154         29,984
Retained earnings                                                                       159,213        148,779
Accumulated other comprehensive income                                                      683            545
                                                                                        -------        -------
     TOTAL SHAREHOLDERS' EQUITY                                                         190,293        179,551
                                                                                        -------        -------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                        $213,172       $203,584
                                                                                        -------        -------
                                                                                        -------        -------

                        ZEBRA TECHNOLOGIES AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
                               (DOLLARS IN THOUSANDS)
                                    (UNAUDITED)

                                                          THREE MONTHS ENDED
                                                          -------------------
                                                          APRIL 4,  MARCH 29,
                                                            1998      1997
                                                          -------   -------
Net sales                                                 $50,214   $41,009
Cost of sales                                              24,074    20,603
                                                          -------   -------
Gross profit                                               26,140    20,406
Operating Expenses:
   Sales and marketing                                      5,303     3,875
   Research and development                                 3,446     2,392
   General and administrative                               4,211     2,967
                                                          -------   -------
   Total operating expenses                                12,960     9,234
                                                          -------   -------

Income from operations                                     13,180    11,172
                                                          -------   -------
Other income (expense):
 Investment income                                          1,275     1,082
 Gain on securities                                        1,321     6,028
 Other, net                                                  552       121
                                                          -------   -------
   Total other income                                       3,148     7,231
                                                          -------   -------

Income from continuing operations before taxes             16,328    18,403

 Provision for income taxes                                 5,894     6,876
                                                          -------   -------

Income from continuing operations                          10,434    11,527
                                                          -------   -------

Discontinued operation:
     Loss from discontinued operation (less
         applicable income tax benefit)                        --      (292)
                                                          -------   -------

Net income                                                $10,434   $11,235
                                                          -------   -------
                                                          -------   -------

Other comprehensive income,
   foreign currency translation adjustments                   138      (763)
                                                          -------   -------
Comprehensive income                                      $10,572   $10,472
                                                          -------   -------
                                                          -------   -------

Basic earnings per share from continuing operations         $0.43     $0.48
Diluted earnings per share from continuing operations       $0.43     $0.47

Basic earnings per share                                    $0.43     $0.46
Diluted earnings per share                                  $0.43     $0.46

Basic weighted-average shares outstanding                  24,312    24,240
Diluted weighted-average and equivalent shares
   outstanding                                             24,393    24,269


                  ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (DOLLARS IN THOUSANDS)
                                    (UNAUDITED)



                                                                                      THREE MONTHS ENDED
                                                                                   ------------------------
                                                                                   APRIL 4,       MARCH 29,
                                                                                    1998           1997
                                                                                   -------        -------
Cash flows from operating activities:
      Net income                                                                   $10,434        $11,235
      Adjustments to reconcile net income to net cash provided by
           (used in) operating activities:
                   Depreciation and amortization                                     1,150            909
                   Appreciation in market value of investments &
                       marketable securities                                         1,370            564
                   Deferred income taxes                                             2,086          1,578
                   Decrease (increase) in accounts receivable                         (699)         3,455
                   Decrease in inventories                                             925          1,069
                   Decrease (increase) in other assets                                (549)           165
                   Increase (decrease) in accounts payable                             188         (3,051)
                   Increase (decrease) in accrued expenses                          (2,142)           810
                   Increase in income taxes payable                                  1,362          3,526
                   Net increase (decrease) in other operating activities               136           (986)
                   Net purchases of investments and marketable securities          (10,379)       (20,911)
                                                                                   -------        -------
                           Net cash provided by (used in) operating activities       3,882         (1,637)
                                                                                   -------        -------

Cash flows from investing activities:
       Purchases of machinery and equipment                                         (2,600)          (706)
       Net sales of investments and marketable securities                                0          5,479
                                                                                   -------        -------
                           Net cash provided by (used in) investing activities      (2,600)         4,773
                                                                                   -------        -------

Cash flows from financing activities:
       Net proceeds from exercise of stock options                                     170              0
       Issuance of short-term notes payable                                              0             82
       Payment of long-term notes payable                                             (212)             0
       Payments for obligation under capital lease                                     (16)           (15)
                                                                                   -------        -------
                           Net cash provided by (used in) financing activities         (58)            67
                                                                                   -------        -------

Net increase in cash and cash equivalents                                            1,224          3,203
Cash and cash equivalents at beginning of period                                     7,155          5,168
                                                                                   -------        -------
Cash and cash equivalents at end of period                                          $8,379         $8,371
                                                                                   -------        -------
                                                                                   -------        -------

Supplemental disclosures of cash flow information:
       Interest paid                                                                    $2             $3
       Income taxes paid                                                              $928         $1,100
                                                                                   -------        -------
                                                                                   -------        -------

                  ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Basis of Presentation

The consolidated financial statements included herein have been prepared by Zebra Technologies Corporation and subsidiaries (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K filed with the Securities and Exchange Commission. The consolidated balance sheet as of December 31, 1997 presented herein has been derived from the audited consolidated balance sheet contained in the Annual Report on Form 10-K. In the opinion of the Company, the consolidated financial statements reflect all adjustments necessary to present fairly the consolidated financial position of Zebra Technologies Corporation and subsidiaries as of April 4, 1998 and December 31, 1997, and the consolidated results of their operations and their cash flows for the three months ended April 4, 1998 and March 29, 1997. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" for the quarter ended April 4, 1998. Required changes are reported in the Consolidated Statements of Earnings and Comprehensive Income.

Note 2 - Discontinued Business Operations

As of June 28, 1997, the Company made the decision to discontinue the operations of its subsidiary, Zebra Technologies VTI ("VTI"). A one-time charge of $2,363,000, before income tax benefits, was recorded in the second quarter of 1997 and was related to the discontinuance of VTI and the Company's presence in the PC retail channel. The one-time charge includes a provision for expected product returns from present retail channel partners, provision for slow moving/obsolete product, and provisions for estimated contingent liabilities. Due to the discontinuance of Zebra Technologies VTI, the Company's 1997 quarterly financial statements have been revised to reflect such discontinuance.

Note 3 - Tax Audits and Related Litigation

As of April 4, 1998, the Company has completed the IRS audits covering federal income tax returns from 1993 and 1994. Settlements with the IRS for both years amounted to $999,500 and were recorded during the quarter ended April 4, 1998.

The State of Illinois income tax audit covering the same tax years was also settled during the quarter. A settlement of $190,400 was paid in April 1998 for tax years 1993 and 1994.

The Company has recently been challenged by the State of Illinois, Department of Revenue on the tax status and treatment of the Company's intangible entities. Although the Company believes they have a sustainable tax position, they were required to make a deposit of $2,665,400 while the matter is pending. This deposit was made in April 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FIRST QUARTER OF 1998 VERSUS FIRST QUARTER OF 1997

Net sales for the first quarter of 1998 increased 22.4% to $50,214,000 versus sales of $41,009,000 for the first quarter of 1997. This sales increase is attributed to unit growth in all product categories rather than price increases, as the average unit price of printer products has decreased due to product mix changes. Printer sales increased by 28.9% and supplies sales by 0.7% over the first quarter of 1997, bringing printer sales to 76.9% and supplies sales to 20.2% of consolidated net sales, respectively. The remaining 3.0% of net sales consisted of service and software revenue. Approximately 44.4% of first quarter net sales were derived from international sources as compared to 47.0% during the first quarter of 1997.

Gross profit increased to $26,140,000 for the first quarter of 1998, a 28.1% gain over gross profit of $20,406,000 for the first quarter of 1997. As a percentage of net sales, gross profit increased 2.3% from 49.8% to 52.1%. This increase is principally due to decreased material costs of high volume printer parts plus a favorable product mix within the Company's printer products and a lower percentage of supplies sales.

Sales and marketing expenses of $5,303,000 were up 36.9% for the first quarter of 1998 compared to $3,875,000 in the first quarter of 1997. As a percentage of net sales, first quarter sales and marketing expenses were 10.6% compared to 9.4% for the same period last year. Increased spending was the result of increased staffing in the Vernon Hills and Europe locations, advertising, trade show, co-op, and travel expenses. The increases were offset in part by decreased bad debt and consulting expenses.

Research and product development expenses for the first quarter of 1998 increased by 44.1% to $3,446,000 (6.9% of net sales) as compared to
$2,392,000 (5.8% of net sales) in the first quarter of 1997.   Increases
resulted from increased staffing, product development expenses, and consulting.

General and administrative expenses for the first quarter of 1998 increased by 41.9% to $4,211,000 (8.4% of net sales) as compared to $2,967,000 (7.2% of net sales) in the first quarter of 1997. The dollar increases were the result of increases in staffing, recruiting, computer software, computer repair and maintenance, outside consulting, tax planning, 401(k) services, and shareholder services.

Income from operations for the first quarter of 1998 increased by $2,008,000 or 18.0% to $13,180,000 (26.2% of net sales) compared to $11,172,000 (27.2%
of net sales) for the first quarter of 1997. This was due to increased gross profit offset in part by increased operating expenses, as previously indicated.

Investment income and gain on securities for the first quarter of 1998 decreased by $4,514,000 or 63.5% to $2,596,000 versus $7,110,000 for the first quarter of 1997. Excluding a one-time pre-tax investment gain of $5,458,000 in the first quarter of 1997, investment income and gain on securities rose by $944,000 or 57.1%.

Net income from continuing operations before income taxes was $16,328,000 in the first quarter of 1998 compared to $18,403,000 in the same quarter of 1997, a decrease of $2,075,000 or 11.3% due to the one-time investment gain last year as previously discussed. Income taxes were provided at a rate of 36.1% in the first quarter of 1998 resulting in income from continuing operations and net income of $10,434,000 or 20.8% of net sales, and $0.43 per basic share and $0.43 per diluted share. In the first quarter of 1997, the provision for taxes was 37.4% resulting in income from continuing operations of $11,527,000 or 28.1% of net sales and $0.48 per basic share and $.47 per diluted share.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of liquidity continue to be cash generated from operations. At the end of the first quarter, the Company had $139,086,000 in cash and cash equivalents, and investments and marketable securities versus $128,853,000 at the end of 1997.

Management believes that existing capital resources and funds generated from operations are sufficient to finance anticipated capital requirements. The Company has no commitments or agreements with respect to acquisitions or other significant capital expenditures.

YEAR 2000 CONSIDERATIONS

 The Company initiated an enterprise-wide system conversion in 1994 to meet changing business needs, using the Baan system. This system is year 2000 compliant and its implementation is planned to be completed in the second quarter of 1998 for Vernon Hills and completed by year-end 1998 for the United Kingdom location. In addition, the Company's payroll system, not covered by the Baan system, will also be replaced by the end of 1998. The payroll system will integrate payroll with the Company's human resources software and will be year 2000 compliant. To date, expenditures on the Baan project have aggregated $5,128,000 of which $3,877,000 has been capitalized. At completion, total expenditures are estimated to be $8,800,000 of which $7,100,000 is estimated to be capitalized.

The Company is in the process of analyzing its significant customers and suppliers to determine whether they are Year 2000 compliant. There can be no guarantee that such customers or suppliers will achieve such compliance on a timely basis. The failure by one or more significant customers or suppliers to achieve such compliance could have a material adverse effect on the Company.

The Company's printers have no internal clock or dating mechanism and will not be effected by the change in dates. The Company's labeling and other software is Year 2000 compliant with the exception of the LABEL software, which is dependent on the BIOS of the systems on which the software runs or the external data source being Year 2000 compliant.

SIGNIFICANT CUSTOMER

Sales to Peak Technologies accounted for 13% of the Company's total net sales in the first quarter of 1998 and 18% in the first quarter of 1997. Peak
Technologies was acquired by Moore Corporation in June 1997.   Management
recognizes that Moore Corporation is a major provider of labels, which could have an adverse affect on Zebra sales of its label products to Peak Technologies. Label sales to Peak Technologies accounted for 2% of Zebra's total net sales in the first quarter of 1998 and 3% in the first quarter of 1997.

SAFE HARBOR

Forward looking statements contained in this filing are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995 and are highly dependent upon a variety of important factors which could cause actual results to differ materially from those reflected in such forward looking statements. These factors include the acceptance of the Company's printer and software products by the market, and product offerings made by its competitors. Profits will be affected by the Company's ability to control
manufacturing and operating costs.   Due to the Company's large investment
portfolio, interest rate conditions will also have an impact on results, as will foreign exchange rates due to the large percentage of the Company's sales in international markets. When used in this document and documents referenced, the words "anticipate," "believe," "estimate," and "expect" and similar expressions as they relate to the Company or its management are intended to identify such forward looking statements. Readers of this release are referred to prior filings with the Securities and Exchange Commission, and Zebra's prospectus of September 4, 1997 for further discussions of factors that could affect Zebra's future results.

PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

          15.1 Acknowledgment of Independent Certified Public Accountants Regarding Independent Auditors' Review Report

          27.1 Financial Data Schedule


     (b)  Reports.

               No reports on Form 8-K have been filed by the Registrant for the quarterly period covered by this report.

                                       SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          ZEBRA TECHNOLOGIES CORPORATION


Date:     April 29, 1998                  By:  /s/Edward L. Kaplan
                                               ----------------------
                                               Edward L. Kaplan
                                               Chief Executive Officer

Date:     April 29, 1998                   By:  /s/Charles R. Whitchurch
                                                ---------------------------
                                                Charles R. Whitchurch
                                                Chief Financial Officer