Form 10-Q
period 1998-07-04
ZEBRA TECHNOLOGIES CORP/DE
filed 1998-08-14
CIK 877212

                                    UNITED STATES

                         SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D. C. 20549

                                     FORM 10-Q


             [ X ]  Quarterly Report Pursuant to Section 13 or 15(d) of
                        the Securities Exchange Act of 1934

                    For the quarterly period ended July 4, 1998


                         Commission File Number:  000-19406


                           ZEBRA TECHNOLOGIES CORPORATION
                ----------------------------------------------------
               (Exact name of registrant as specified in its charter)

           DELAWARE                                              36-2675536
 ------------------------------                               ---------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

              333 CORPORATE WOODS PARKWAY, VERNON HILLS, IL    60061
           -----------------------------------------------------------
          (Address of principal executive offices)           (Zip Code)

                                   (847) 634-6700
               -----------------------------------------------------
                (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and has been subject to such filing requirements for the past 90 days.

                             [ X ]  Yes           [   ]  No

As of August 12, 1998, there were the following shares outstanding:

Class A Common Stock, $.01 par value 19,429,874
Class B Common Stock, $.01 par value   4,890,609

                  ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

                             QUARTER ENDED JULY 4, 1998

                                       INDEX


                                                                           PAGE
PART I - FINANCIAL INFORMATION

     Item 1.   Consolidated Financial Statements

          Independent Auditors' Review Report                                3

          Consolidated Balance Sheets
          as of July 4, 1998 (unaudited) and December 31, 1997               4

          Consolidated Statements of Earnings and Comprehensive Income
          (unaudited)for the three months and six months ended
          July 4, 1998 and June 28,1997                                      5

          Consolidated Statements of Cash Flows (unaudited)
          for the six months ended July 4, 1998 and June 28,1997             6

          Notes to Consolidated Financial Statements                         7

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations                 9

PART II - OTHER INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K                              13

SIGNATURES                                                                   14

                                          2

PART I - FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS


                         INDEPENDENT AUDITORS' REVIEW REPORT


The Board of Directors and Shareholders
Zebra Technologies Corporation:

We have reviewed the consolidated balance sheet of Zebra Technologies Corporation and subsidiaries as of July 4, 1998, the related consolidated statements of earnings and comprehensive income for the three-month and six-month periods ended July 4, 1998 and June 28, 1997, and the related consolidated statements of cash flows for the six-month periods ended July 4, 1998 and June 28, 1997. These consolidated financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements for them to be in conformity with generally accepted accounting principles.

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


                                       /s/KPMG Peat Marwick LLP

Chicago, Illinois
July 22, 1998

                  ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                              (DOLLARS IN THOUSANDS)


                                                    JULY 4,        DECEMBER 31,
                                                     1998              1997
                                                     ----              ----
                                                 (UNAUDITED)
                    ASSETS
Current assets:
  Cash and cash equivalents                        $  9,372          $  7,155
  Investments and marketable securities             135,170           121,698
  Accounts receivable, net of allowance of
    $1,653 in 1998 and $1,788 in 1997                38,194            31,032
  Inventories                                        19,853            22,443
  Deferred income taxes                               2,365             4,307
  Prepaid expenses                                      773               843
                                                   --------          --------
       Total current assets                         205,727           187,478
                                                   --------          --------

Machinery and equipment at cost, less
  accumulated depreciation and amortization          16,581            12,753
Other assets                                          4,036             3,353
                                                   --------          --------
     TOTAL ASSETS                                  $226,344          $203,584
                                                   --------          --------
                                                   --------          --------

       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                 $ 12,778          $ 11,141
  Accrued liabilities                                 6,713             6,900
  Short-term note payable                               137               137
  Current portion of obligation under capitalized
    lease with related party                             66                65
  Income taxes payable                                4,073             4,329
                                                   --------          --------
       Total current liabilities                     23,767            22,572
                                                   --------          --------

Obligation under capitalized lease with related
    party, less current portion                          17                51
Long-term liability                                       -               212
Deferred income taxes                                   577               911
Other                                                   260               287
                                                   --------          --------
     TOTAL LIABILITIES                               24,621            24,033
                                                   --------          --------

Shareholders' equity:
Preferred stock, $.01 par value; 10,000,000
  shares authorized, none outstanding                     -                 -
Class A Common Stock, $.01 par value; 50,000,000
   shares authorized, 19,429,574 and 19,413,933
   shares issued and outstanding in 1998 and
   1997, respectively                                   194               194
Class B Common Stock, $.01 par value; 28,358,189
   shares authorized, 4,890,609 shares issued and
   outstanding in 1998 and 1997                          49                49
Paid-in capital                                      30,282            29,984
Retained earnings                                   170,500           148,779
Accumulated other comprehensive income                  698               545
                                                   --------          --------
     TOTAL SHAREHOLDERS' EQUITY                     201,723           179,551
                                                   --------          --------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $226,344          $203,584
                                                   --------          --------
                                                   --------          --------

See accompanying notes to consolidated financial statements.

                  ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
                       (IN THOUSANDS, EXCEPT PER-SHARE DATA)
                                    (UNAUDITED)


                                                                 THREE MONTHS ENDED            SIX MONTHS ENDED
                                                               ----------------------       -----------------------
                                                               JULY 4,       JUNE 28,        JULY 4,       JUNE 28,
                                                                1998           1997           1998           1997
                                                               -------        -------       --------        -------
Net sales                                                      $55,353        $47,844       $105,567        $88,853
Cost of sales                                                   26,563         23,546         50,637         44,124
                                                               -------        -------       --------        -------
Gross profit                                                    28,790         24,298         54,930         44,729
Operating expenses:
   Sales and marketing                                           5,634          5,070         10,937          8,945
   Research and development                                      2,914          2,775          6,360          5,167
   General and administrative                                    4,312          3,923          8,532          6,917
                                                               -------        -------       --------        -------
   Total operating expenses                                     12,860         11,768         25,829         21,029
                                                               -------        -------       --------        -------

Income from operations                                          15,930         12,530         29,101         23,700
                                                               -------        -------       --------        -------
Other income (expense):
   Investment income                                             1,136          1,356          2,411          2,437
   Gain on securities                                            1,544            665          2,866          1,235
   Other, net                                                     (973)           215           (414)         5,686
                                                               -------        -------       --------        -------
   Total other income                                            1,707          2,236          4,863          9,358
                                                               -------        -------       --------        -------

Income from continuing operations before taxes                  17,637         14,766         33,964         33,058

Provision for income taxes                                       6,349          5,121         12,243         11,887
                                                               -------        -------       --------        -------

Income from continuing operations                               11,288          9,645         21,721         21,171
                                                               -------        -------       --------        -------

Loss from discontinued operation (less
   applicable income tax benefit)                                   --         (2,363)            --         (2,655)
                                                               -------        -------       --------        -------

Net income                                                     $11,288        $ 7,282       $ 21,721        $18,516
                                                               -------        -------       --------        -------
                                                               -------        -------       --------        -------

Other comprehensive income -
  foreign currency translation adjustments                          15            363            152           (399)
                                                               -------        -------       --------        -------
Comprehensive income                                           $11,303        $ 7,645       $ 21,873        $18,117
                                                               -------        -------       --------        -------
                                                               -------        -------       --------        -------

Basic earnings per share from continuing operations              $0.46          $0.40          $0.89          $0.87
Diluted earnings per share from continuing operations            $0.46          $0.40          $0.89          $0.87

Basic earnings per share                                         $0.46          $0.30          $0.89          $0.76
Diluted earnings per share                                       $0.46          $0.30          $0.89          $0.76

Basic weighted-average shares outstanding                       24,317         24,244         24,298         24,242
Diluted weighted-average and equivalent shares outstanding      24,431         24,293         24,412         24,281

See accompanying notes to consolidated financial statements.

                  ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (DOLLARS IN THOUSANDS)
                                     (UNAUDITED)


                                                                              SIX MONTHS ENDED
                                                                        -----------------------------
                                                                         JULY 4,             JUNE 28,
                                                                          1998                 1997
                                                                        --------            ---------
Cash flows from operating activities:
  Net income                                                            $ 21,721            $ 18,516
  Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization                                    2,632               1,888
          Depreciation in market value of investments & marketable
            securities                                                     2,926               1,190
          Discontinued operations                                              -              (3,371)
          Decrease (increase) in accounts receivable                      (7,162)              1,877
          Decrease (increase) in inventories                               2,590              (1,022)
          Decrease (increase) in other assets                               (683)              2,124
          Increase in accounts payable                                     1,637                 279
          Increase (decrease) in accrued liabilities and other              (214)              3,117
          Decrease in income taxes payable                                  (256)               (810)
          Decrease (increase) in deferred taxes                            1,608              (1,582)
          Net increase (decrease) in other operating activities              223              (1,462)
          Net purchases of investments and marketable securities         (16,398)            (18,025)
                                                                        --------            --------
                  Net cash provided by operating activities                8,624               2,718
                                                                        --------            --------

Cash flows from investing activities:
       Purchases of machinery and equipment                               (6,460)             (2,631)
       Net sales of investments and marketable securities                      -               6,044
                                                                        --------            --------
                  Net cash provided by (used in) investing activities     (6,460)              3,413
                                                                        --------            --------
Cash flows from financing activities:
       Proceeds from exercise of stock options and stock purchase plan       298                 179
       Issuance of short-term notes payable                                    -                 136
       Payment of long-term notes payable                                   (212)                  -
       Payments for obligation under capital lease                           (33)                (31)
                                                                        --------            --------
                  Net cash provided by financing activities                   53                 284
                                                                        --------            --------

Net increase in cash and cash equivalents                                  2,217               6,415
Cash and cash equivalents at beginning of period                           7,155               5,168
                                                                        --------            --------
Cash and cash equivalents at end of period                              $  9,372            $ 11,583
                                                                        --------            --------
                                                                        --------            --------

Supplemental disclosures of cash flow information:
       Interest paid                                                        $465                  $6
       Income taxes paid                                                  $9,037             $12,343

See accompanying notes to consolidated financial statements.

                  ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION
The consolidated financial statements included herein have been prepared by Zebra Technologies Corporation and subsidiaries (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K filed with the Securities and Exchange Commission. The consolidated balance sheet as of December 31, 1997, presented herein, has been derived from the audited consolidated balance sheet contained in the Annual Report on Form 10-K. In the opinion of the Company, the consolidated financial statements reflect all adjustments necessary to present fairly the consolidated financial position of Zebra Technologies Corporation and subsidiaries as of July 4, 1998, the consolidated results of their operations for the three months and six months ended July 4, 1998, and June 28, 1997, and their cash flows for the six months ended July 4, 1998, and June 28, 1997. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," as of January 1, 1998. Required changes are reported in the Consolidated Statements of Earnings and Comprehensive Income.

NOTE 2 - DISCONTINUED BUSINESS OPERATIONS
As of June 28, 1997, the Company made the decision to discontinue the operations of its subsidiary, Zebra Technologies VTI ("VTI"). A one-time charge of $2,363,000, before income tax benefits, was recorded in the second quarter of 1997 and was related to the discontinuance of VTI and the Company's presence in the PC retail channel. The one-time charge includes a provision for expected product returns from present retail channel partners, provision for slow moving/obsolete product, and provisions for estimated contingent liabilities. The Company's financial statements for the three months and six months ended June 28, 1997, have been revised to reflect the discontinuance of VTI.

NOTE 3 - TAX AUDITS AND RELATED LITIGATION
As of April 4, 1998, the Company completed the IRS audits covering federal income tax returns from 1993 and 1994. Settlements with the IRS for both years amounted to $999,500 and were paid prior to the close of the quarter.

As of July 4, 1998, the Company made a final settlement to the IRS for interest charges related to the audits covering 1993 and 1994. The interest payments for both years amounted to $403,700 and were paid in the quarter that ended July 4, 1998. These payments are reflected in such quarter's statement of earnings and comprehensive income as other expenses.

Completion of the State of Illinois income tax audit covering the same tax years was settled during the first quarter of 1998. A settlement of $190,400 was paid in April 1998 for the tax years of 1993 and 1994.

The Illinois Department of Revenue has recently challenged the Company on the tax status and treatment of the Company's intangible entities. Although the Company and its attorneys believe that the Company has a strong position, the Company was required to make a deposit of $2,665,400 while the matter is pending. This deposit was made early in the second quarter of 1998.

NOTE 4 - MERGER WITH ELTRON
On July 9, 1998, the Company announced that it has signed a definitive agreement to acquire 100% of the outstanding shares of Eltron International, Inc. ("Eltron"). Eltron manufactures and markets high-quality, low-cost bar code label and plastic card printers, secure card printing systems, ribbons, self-adhesive labels, and related accessories throughout the world. Eltron is headquartered in Simi Valley, California. The transaction is subject to shareholder approval, customary closing conditions, and certain regulatory approvals, including the applicable Hart-Scott-Rodino review.

The transaction will be structured as a pooling-of-interest tax-free merger in which each of Eltron's common shares will be exchanged for .90 shares of Zebra Class B Common Stock. On a pro-forma basis, the combined company would have generated sales in excess of $325 million in the 12 months ended July 4, 1998, and would have more than $145 million in cash and investments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF CONTINUING OPERATIONS; SECOND QUARTER OF 1998 VERSUS SECOND QUARTER OF 1997 AND YEAR-TO-DATE 1998 VERSUS YEAR-TO-DATE 1997

Net sales for the second quarter increased 15.7% to $55,353,000 from $47,844,000. The sales increase is attributable to unit growth in hardware (printers and replacement parts). The average unit price for printers declined slightly, since volume in lower-priced models has grown faster than increases in higher-priced models. For the second quarter, hardware sales increased 21.3% from the second quarter of 1997 to 79.3% of net sales, and supplies sales decreased 4.0% from the second quarter of 1997 to 18.4% of net sales. The remaining 2.2% of net sales consisted of service and software revenue.

For the year to-date, net sales increased 18.8% to $105,567,000 from $88,853,000. Year-to-date hardware sales increased 24.7% to 78.2% of net sales, and supplies sales declined 1.7% to 19.3% of net sales. The remaining 2.6% of year-to-date net sales consisted of service and software revenue.

International sales accounted for 43.0% of second quarter sales in 1998, compared with 47.4% of net sales for the second quarter of 1997. On a year-to-date basis, international sales accounted for 43.7% of sales in 1998 and 47.2% of sales in 1997. The decrease in the percentage of international sales, on both a quarterly and year-to-date basis, is principally due to declines in the Company's sales to the Asia-Pacific region.

Gross profit increased to $28,790,000 for the second quarter, an increase of 18.5% from the gross profit of $24,298,000. As a percentage of net sales, gross profit increased 1.2 percentage points to 52.0% from 50.8%. The increase in gross profit margin was due to a decrease in printer component costs, productivity improvements in printer manufacturing, and a favorable product mix. On a year-to-date basis, gross profit increased to $54,930,000, up 22.8% from $44,729,000 for the same period a year ago. Year-to-date gross profit also increased as a percentage of net sales, to 52.0% from 50.3%.

Sales and marketing expenses of $5,634,000 were up 11.1% for the second quarter from $5,070,000. Increases occurred in expenses for payroll and benefits related to higher staffing levels in the United States and Europe, for new regional offices in the United States, for trade shows, and for travel and entertainment. These cost increases were partially offset by expenditure declines in advertising and miscellaneous expenses. As a percentage of net sales, second quarter sales and marketing expenses decreased to 10.2% from 10.6%. Year-to-date sales and marketing expenses of $10,937,000 were up 22.3% from $8,945,000, increasing as a percentage of net sales to 10.4% from 10.1%.

Research and development expenses for the second quarter increased 5.0% to $2,914,000 from $2,775,000. As a percentage of sales, quarterly research and development expenses decreased to 5.3% from 5.8%. Higher personnel-related expenses resulting from higher staffing levels and expenditures on outside services were largely offset by lower development costs and computer-related expenses. Year-to-date research and development expenses increased 23.1% to $6,360,000, or 6.0% of net sales, in 1998 from $5,167,000, or 5.8% of net sales in 1997.

General and administrative expenses for the second quarter increased by 9.9% to $4,312,000 from $3,923,000. As a percentage of net sales, quarterly general and administrative expenses declined to 7.8% from 8.2%. Increases in payroll and benefits from higher staffing levels and increased depreciation were partially offset by declines in computer-related expenditures and expenses for outside services. For the first half of the year, general and administrative expenses increased 23.3% to $8,532,000, or 8.1% of net sales, from $6,917,000, or 7.8% of net sales.

Income from operations for the second quarter increased by $3,400,000, or 27.1%, to $15,930,000, or 28.8% of net sales, from to $12,530,000, or 26.2%
of net sales. For the year to-date, income from operations increased by $5,401,000, or 22.8%, to $29,101,000, or 27.6% of net sales, from
$23,700,000, or 26.7% of net sales.

Investment income and gain on securities for the second quarter of 1998 increased 32.6% to $2,680,000 from $2,021,000 for the same period in 1997. Higher gains on securities transactions more than offset a $220,000 decline in investment income. Year-to-date investment income and gain on securities increased by $1,605,000, or 43.7%, to $5,277,000 from $3,672,000 for the first half of 1997.

Other expense of $973,000 for the 1998 second quarter included $403,700 for a one-time interest charge for a tax deficiency arising from a recently completed U.S. Internal Revenue Service tax audit of 1993 and 1994. See Note 3 to the Consolidated Financial Statements included elsewhere herein. For the year to-date in 1997, other expense includes a one-time pre-tax investment gain of $5,458,000, which was recognized in the first quarter of 1997.

Income from continuing operations before taxes for the second quarter of 1998 was $17,637,000, compared with $14,766,000 for the same period in 1997, an increase of $2,871,000, or 19.4%. On a year-to-date basis, income from continuing operations before taxes increased 2.7% to $33,964,000 from $33,058,000 for the previous year. Excluding the previously discussed one-time investment gain recognized in the first quarter of 1997, year-to-date income from continuing operations before taxes increased 23.1%.

The effective income tax rate for the second quarter of 1998 was 36.0%, resulting in income from continuing operations and net income of $11,288,000, or $0.46 per share (basic and diluted). For the second quarter of 1997, the effective income tax rate was 34.7%, income from continuing operations was $9,645,000, or $0.40 per share (basic and diluted), and net income was $7,282,000, or $0.30 per share (basic and diluted). As a percentage of net sales, quarterly income from continuing operations was 20.4% in 1998 and 20.2% in 1997.

For the year to-date, the effective income tax rate was 36.0% for 1998, resulting in income from continuing operations and net income of $21,721,000, or $0.89 per share (basic and diluted). For 1997, the effective income tax rate was 36.0%, income from continuing operations was $21,171,000, or $0.87 per share (basic and diluted), and net income was $18,516,000, or $0.76 per share (basic and diluted). As a percentage of net sales, year-to-date income from continuing operations was 20.6% in 1998 and 23.8% in 1997.

LIQUIDITY AND CAPITAL RESOURCES
The Company's principal source of liquidity continues to be cash generated from operations. Cash and cash equivalents and investments and marketable securities totaled $144,542,000 at July 4, 1998, compared with $128,853,000 at December 31, 1997.

Management believes that existing capital resources and funds generated from operations are sufficient to finance anticipated capital requirements.

YEAR 2000 CONSIDERATIONS
To meet changing business needs, the Company initiated a conversion in 1995 to the Baan system, an enterprise-wide business management and resource planning system. This system is Year 2000 compliant and its implementation was completed in the second quarter of 1998 for Vernon Hills and will be completed by year-end 1998 for the Company's United Kingdom location. The Company's payroll system, which is not covered by the Baan system, will also be replaced by the end of 1998. The payroll system will integrate payroll with the Company's human resources software and will be Year 2000 compliant. To date, expenditures on the Baan project have totaled $8,164,000, of which $6,340,000 has been capitalized. At completion, total expenditures are estimated to be $8,800,000, of which $7,100,000 is estimated to be capitalized. The Company does not believe that its non-information technology systems will be materially affected by the Year 2000 issues.

The Company is in the process of analyzing its significant suppliers to determine if they are Year 2000 compliant. There can be no guarantee that such customers or suppliers will achieve compliance on a timely basis. The failure by one or more significant suppliers to achieve compliance could have a material adverse effect on the Company. The Company has not yet undertaken to quantify the effects of such possible non-compliance, to determine the likely worst-case scenario or to develop contingency plans to deal with such scenario.

The Company's printers have no internal clock or dating mechanism and will not be affected by the change in dates. The Company's PC-470 printer controller has a self-contained real-time clock and currently is not Year 2000 compliant. The Company intends to post instructions on its Web site (www.zebra.com) on how to reset the PC-470's clock so that it will function properly after January 1, 2000. Current versions of the Company's labeling and other software are either Year 2000 compliant or depend on the internal clock of the computer on which it is running for proper dating. The Company's LABEL software depends on the BIOS of the system on which it is running or on the external data source being Year 2000 compliant.

SIGNIFICANT CUSTOMER
Sales to The Peak Technologies Group, Inc. ("Peak") accounted for 16.5% of the Company's total net sales for the second quarters of 1998 and 1997. For the year to-date, sales to Peak represented 16.8% of net sales in 1998 and 14.9% of net sales in 1997.

Moore Corporation acquired Peak in June 1997. Management recognizes that since Moore Corporation is a major provider of labels, the acquisition could have an adverse effect Zebra's on label sales to Peak.

SUBSEQUENT EVENT
On July 9, 1998, the Company announced that it had entered into a definitive merger agreement with Eltron International, Inc., whereby each share of Eltron common stock will be exchanged for .90 shares of Zebra Class B Common Stock. Eltron manufactures and markets high-quality, low-cost bar code label and plastic card printers, secure card printing systems, ribbons, self-adhesive labels, and related accessories throughout the world. Eltron is headquartered in Simi Valley, California. The pending transaction is structured as a pooling-of-interests tax-free merger and is expected to close by early October. The transaction is subject to shareholder approval, customary closing conditions, and certain regulatory approvals, including the applicable Hart-Scott-Rodino review.

SAFE HARBOR
Forward-looking statements contained in this filing are subject to the safe harbor created by the Private Securities Reform Act of 1995 and are highly dependent upon a variety of important factors which could cause actual results to differ materially from those reflected in such forward looking statements. These factors include market acceptance of the Company's printer and software products and competitors' product offerings. Profits will be affected by the Company's ability to control manufacturing and operating costs. Due to the Company's large investment portfolio, interest rate conditions will also have an impact on results, as will foreign exchange rates due to the large percentage of the Company's international sales. When used in this document and documents referenced, the words "anticipate," "believe," "estimate," and "expect" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. Readers of this document are referred to prior filings with the Securities and Exchange Commission, including Zebra's prospectus of September 4, 1997, for further discussions of factors that could affect Zebra's future results.

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




                                             ZEBRA TECHNOLOGIES CORPORATION


Date:     August 12, 1998                    By:  /s/ Edward L. Kaplan
                                                ------------------------
                                                  Edward L. Kaplan
                                                  Chief Executive Officer

Date:     August 12, 1998                    By:  /s/ Charles R. Whitchurch
                                                 --------------------------
                                                  Charles R. Whitchurch
                                                  Chief Financial Officer