Form 10-Q
period 1998-10-03
ZEBRA TECHNOLOGIES CORP/DE
filed 1998-11-18
CIK 877212

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q


            [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                 For the quarterly period ended October 3, 1998


                        Commission File Number: 000-19406


                         Zebra Technologies Corporation
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                              36-2675536
-------------------------------                 -------------------
(State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)                 Identification No.)

               333 Corporate Woods Parkway, Vernon Hills, IL 60061
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (847) 634-6700
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and has been subject to such filing requirements for the past 90 days.

                                       [ X ] Yes  [  ] No

As of November 10, 1998, there were the following shares outstanding:

Class A Common Stock, $.01 par value             19,439,347
Class B Common Stock, $.01 par value             11,807,568

                 ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

                          QUARTER ENDED OCTOBER 3, 1998

                                      INDEX

                                                                                                        PAGE

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

         Independent Auditors' Review Report                                                              3

         Consolidated Balance Sheets
         as of October 3, 1998 (unaudited) and December 31, 1997                                          4

         Consolidated Statements of Earnings and Comprehensive Income
         (unaudited) for the three months and nine months ended October 3, 1998
         and September 27, 1997                                                                           5

         Consolidated Statements of Cash Flows (unaudited)
         for the nine months ended October 3, 1998 and September 27, 1997                                 6

         Notes to Consolidated Financial Statements                                                       7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                                                    9

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                                                13

SIGNATURES                                                                                               14

PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


                       INDEPENDENT AUDITORS' REVIEW REPORT


The Board of Directors and Shareholders
Zebra Technologies Corporation:

We have reviewed the consolidated balance sheet of Zebra Technologies Corporation and subsidiaries as of October 3, 1998, the related consolidated statements of earnings and comprehensive income for the three-month and nine-month periods ended October 3, 1998 and September 27, 1997, and the related consolidated statements of cash flows for the nine-month periods ended October 3, 1998 and September 27, 1997. These consolidated financial statements are the responsibility of the Company's management.

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


                                                   /s/KPMG Peat Marwick LLP
Chicago, Illinois
October 14, 1998

              ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS)

                                                                              OCTOBER 3,      DECEMBER 31,
                                                                                 1998             1997
                                                                            --------------   --------------
                                                                              (UNAUDITED)
                                  ASSETS
Current assets:
     Cash and cash equivalents                                                $    7,140       $   7,155
     Investments and marketable securities                                       143,589         121,698
     Accounts receivable, net of allowance of $1,746 in 1998 and $1,788
       in 1997                                                                    41,891          31,032
     Inventories                                                                  20,136          22,443
     Deferred income taxes                                                         3,210           4,307
     Prepaid expenses                                                              1,400             843
                                                                            --------------   --------------
         Total current assets                                                    214,156         187,478
                                                                            --------------   --------------

Machinery and equipment at cost, less
     accumulated depreciation and amortization                                    18,371          12,753
Deferred tax asset                                                                     -               -
Other assets                                                                       4,288           3,353
                                                                            --------------   --------------
                  TOTAL ASSETS                                                $  238,598       $ 203,584
                                                                            --------------   --------------
                                                                            --------------   --------------

                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                         $   12,421       $   11,141
     Accrued liabilities                                                           6,379            6,900
     Short-term note payable                                                         137              137
     Current portion of obligation under capitalized lease with related
       party                                                                          67               65
     Income taxes payable                                                          5,756            4,329
                                                                            --------------   --------------
         Total current liabilities                                                24,760           22,572
                                                                            --------------   --------------

Obligation under capitalized lease with related party, less current portion            -               51
Long-term liability                                                                    -              212
Deferred income taxes                                                              1,427              911
Other                                                                                234              287
                                                                            --------------   --------------
                  TOTAL LIABILITIES                                               24,994           24,033
                                                                            --------------   --------------

Shareholders' equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized,
    none outstanding                                                                   -                -
Class A Common Stock, $.01 par value; 50,000,000 shares
    authorized, 19,439,347 and 19,413,933 shares issued
    and outstanding in 1998 and 1997, respectively                                   194              194
Class B Common Stock, $.01 par value; 28,358,189 shares
    authorized, 4,890,609 shares issued and outstanding
    in 1998 and 1997                                                                  49               49
Paid-in capital                                                                   30,443           29,984
Retained earnings                                                                181,732          148,779
Accumulated other comprehensive income                                             1,186              545
                                                                            --------------   --------------
                  TOTAL SHAREHOLDERS' EQUITY                                     213,604          179,551
                                                                            --------------   --------------
                  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $  238,598        $  203,584
                                                                            --------------   --------------
                                                                            --------------   --------------

See accompanying notes to consolidated financial statements.

             ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
                     (IN THOUSANDS, EXCEPT PER-SHARE DATA)
                                  (UNAUDITED)

                                                            THREE MONTHS ENDED             NINE MONTHS ENDED
                                                       ------------------------------ -----------------------------
                                                         OCTOBER 3,    SEPTEMBER 27,   OCTOBER 3,   SEPTEMBER 27,
                                                            1998           1997           1998           1997
                                                       --------------- -------------- ------------- ---------------
Net sales                                               $    57,354     $    49,889    $   162,922   $   138,742
Cost of sales                                                26,677          24,878         77,314        69,027
                                                       --------------- -------------- ------------- ---------------
Gross profit                                                 30,677          25,011         85,608        69,715
Operating expenses:
   Sales and marketing                                        5,717           4,863         16,654        13,807
   Research and development                                   3,461           2,767          9,821         7,935
   General and administrative                                 4,502           3,730         13,034        10,620
                                                       --------------- -------------- ------------- ---------------

   Total operating expenses                                  13,680          11,360         39,509        32,362
                                                       --------------- -------------- ------------- ---------------

Income from operations                                       16,997          13,651         46,099        37,353
                                                       --------------- -------------- ------------- ---------------
Other income (expense):
   Investment income                                          1,238           1,278          3,650         3,715
   Gain (loss) on securities                                   (647)            583          2,218         7,276
   Other, net                                                   (83)             27           (496)          364
                                                       --------------- -------------- ------------- ---------------

   Total other income                                           508           1,888          5,372        11,355
                                                       --------------- -------------- ------------- ---------------

Income from continuing operations before taxes               17,505          15,539         51,471        48,708

 Provision for income taxes                                   6,275           5,594         18,518        17,591
                                                       --------------- -------------- ------------- ---------------

Income from continuing operations                            11,230           9,945         32,953        31,117
                                                       --------------- -------------- ------------- ---------------

Loss from discontinued operation (less
   applicable income tax benefit)                                --              --             --        (2,655)
                                                       --------------- -------------- ------------- ---------------

Net income                                              $    11,230     $     9,945    $    32,953   $    28,462
                                                       --------------- -------------- ------------- ---------------
                                                       --------------- -------------- ------------- ---------------

Other comprehensive income -
    foreign currency translation adjustments                    489            (630)           641        (1,029)
                                                       --------------- -------------- ------------- ---------------

Comprehensive income                                    $    11,719     $     9,315    $    33,594   $    27,433
                                                       --------------- -------------- ------------- ---------------
                                                       --------------- -------------- ------------- ---------------

Basic earnings per share from continuing operations     $      0.46     $      0.41    $      1.35   $      1.29
Diluted earnings per share from continuing operations   $      0.46     $      0.41    $      1.35   $      1.28

Basic earnings per share                                $      0.46     $      0.41    $      1.35   $      1.18
Diluted earnings per share                              $      0.46     $      0.41    $      1.35   $      1.17

Basic weighted-average shares outstanding                    24,327          24,176         24,322        24,166
Diluted weighted-average and equivalent shares
outstanding                                                  24,417          24,257         24,412        24,247

See accompanying notes to consolidated financial statements.

                ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (DOLLARS IN THOUSANDS)
                                 (UNAUDITED)

                                                                                    NINE MONTHS ENDED
                                                                            ----------------------------------
                                                                              OCTOBER 3,       SEPTEMBER 27,
                                                                                 1998              1997
                                                                            ---------------   ----------------
Cash flows from operating activities:
   Net income                                                                   $ 32,953         $ 28,462
   Adjustments to reconcile net income to net cash provided by operating activities:
               Depreciation and amortization                                       3,962            2,694
               Depreciation (appreciation)
                  in market value of investments & marketable securities           2,671             (468)

               Discontinued operations                                              --             (3,371)
               Increase in accounts receivable                                   (10,859)            (212)
               Decrease in inventories                                             2,307              208
               Decrease (increase) in other assets                                  (935)           1,062
               Increase (decrease) in accounts payable                             1,280           (2,198)
               Increase (decrease) in accrued liabilities and other                 (574)           3,396
               Increase (decrease) in income taxes payable                         1,427             (108)
               Decrease (increase) in deferred taxes                               1,613           (2,171)
               Net increase (decrease) in other operating activities                  84           (2,583)
               Net purchases of investments and marketable securities            (24,562)         (23,017)
                                                                                --------         --------
                       Net cash provided by operating activities                   9,367            1,694
                                                                                --------         --------

Cash flows from investing activities:
   Purchases of machinery and equipment                                           (9,580)          (3,506)
   Net sales of investments and marketable securities                               --              6,044
                                                                                --------         --------
                   Net cash provided by (used in) investing activities            (9,580)           2,538
                                                                                --------         --------

Cash flows from financing activities:
   Proceeds from exercise of stock options and stock purchase plan                   459              259
   Issuance of short-term notes payable                                             --                136
   Payment of long-term notes payable                                               (212)            --
   Payments for obligation under capital lease                                       (49)             (46)
                                                                                --------         --------
                   Net cash provided by financing activities                         198              349
                                                                                --------         --------

Net increase (decrease) in cash and cash equivalents                                 (15)           4,581
Cash and cash equivalents at beginning of period                                   7,155            5,168
                                                                                --------         --------
Cash and cash equivalents at end of period                                      $  7,140         $  9,749
                                                                                --------         --------
                                                                                --------         --------

Supplemental disclosures of cash flow information:
       Interest paid                                                            $    467         $      9
       Income taxes paid                                                        $ 12,236         $ 15,936

See accompanying notes to consolidated financial statements.

                 ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION
The consolidated financial statements included herein have been prepared by Zebra Technologies Corporation and subsidiaries (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K filed with the Securities and Exchange Commission. The consolidated balance sheet as of December 31, 1997, presented herein, has been derived from the audited consolidated balance sheet contained in the Annual Report on Form 10-K. In the opinion of the Company, the consolidated financial statements reflect all adjustments necessary to present fairly the consolidated financial position of Zebra Technologies Corporation and subsidiaries as of October 3, 1998, the consolidated results of their operations for the three months and nine months ended October 3, 1998, and September 27, 1997, and their cash flows for the nine months ended October 3, 1998, and September 27, 1997. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," as of January 1, 1998.

NOTE 2 - DISCONTINUED BUSINESS OPERATIONS
As of June 28, 1997, the Company decided to discontinue the operations of its subsidiary, Zebra Technologies VTI ("VTI"). A one-time charge of $2,363,000, before income tax benefits, was recorded in the second quarter of 1997 and was related to the discontinuance of VTI and the Company's presence in the PC retail channel. The one-time charge includes a provision for expected product returns from present retail channel partners, provision for slow moving/obsolete product, and provisions for estimated contingent liabilities. The Company's financial statements for the nine months ended September 27, 1997, have been revised to reflect the discontinuance of VTI.

NOTE 3 - TAX AUDITS AND RELATED LITIGATION
As of April 4, 1998, the Internal Revenue Service completed audits covering the Company's federal income tax returns from 1993 and 1994. Settlements with the IRS for both years amounted to $999,500 and were paid prior to the close of the quarter ended July 4, 1998.

As of July 4, 1998, the Company made a final settlement to the IRS for interest charges related to the audits covering 1993 and 1994. The interest payments for both years amounted to $403,700 and were paid in the quarter ended July 4, 1998. These payments are reflected in such quarter's statement of earnings and comprehensive income as other expenses.

Completion of the State of Illinois income tax audit covering the same tax years was settled during the first quarter of 1998. A settlement of $190,400 was paid in April 1998 for the tax years of 1993 and 1994.

The Illinois Department of Revenue has recently challenged the Company on the tax status and treatment of the Company's intangible entities. Although the Company and its attorneys believe that the Company has a strong position, the Company was required to make deposits of $2,893,788 while the matter is pending. These deposits were made in the third and fourth quarters of 1998.

NOTE 4 - SUBSEQUENT EVENT
On October 28, 1998, the Company completed the acquisition of Eltron International, Inc. ("Eltron"), acquiring all of the outstanding capital stock of Eltron in exchange for 6,917,00 shares of the Company's Class B Common Stock. The Class B stock is neither traded on nor quoted by any securities exchange. Zebra Class A Common Stock is traded on and quoted by the Nasdaq Stock Market. Class B shares may be converted into Class A shares on a one-for-one basis at any time at the option of the holder.

Based upon the closing price of the Company's Class A Common Stock, the Class B Common Stock had a market value of approximately $201 million on the date the acquisition was consummated. In addition, the Company assumed stock options and warrants that converted into options and warrants to purchase 807,780 shares of Class B Common Stock. Eltron manufactures and markets high-quality, low-cost bar code label and plastic card printers, secure card printing systems, ribbons, self-adhesive labels, and related accessories throughout the world. Eltron is located in Camarillo, California.

The acquisition of Eltron will be accounted for as a pooling of interests. On a pro forma basis, the combined company would have generated sales of $256 million for the nine months ended October 3, 1998, and $215 million for the nine months ended September 27, 1997, and would have had approximately $149 million in cash and investments as of October 3, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF CONTINUING OPERATIONS; THIRD QUARTER OF 1998 VERSUS THIRD QUARTER OF 1997 AND YEAR-TO-DATE 1998 VERSUS YEAR-TO-DATE 1997

Net sales for the third quarter increased 15.0% to $57,354,000 from $49,889,000. The sales increase is attributable to unit growth in hardware (printers and replacement parts). The average unit price for printers declined slightly, since volume in lower-priced models has grown faster than increases in higher-priced models. For the third quarter, hardware sales increased 19.0% from the third quarter of 1997 to 79.6% of net sales, and supplies sales increased 1.9% from the third quarter of 1997 to 17.9% of net sales. The remaining 2.5% of net sales consisted of service and software revenue.

For the year to-date, net sales increased 17.4% to $162,922,000 from $138,742,000. Year-to-date hardware sales increased 22.6% to 78.6% of net sales, and supplies sales declined 0.5% to 18.8% of net sales. The remaining 2.6% of year-to-date net sales consisted of service and software revenue.

International sales accounted for 42.8% of 1998 third quarter sales, compared with 45.8% of net sales for the third quarter of 1997. On a year-to-date basis, international sales accounted for 43.4% of sales in 1998 and 46.7% of sales in 1997. The decrease in the percentage of international sales, on both a quarterly and year-to-date basis, is principally due to declines in the Company's sales to the Asia-Pacific region.

Gross profit for the third quarter of 1998 was $30,677,000, up 22.7% from the gross profit of $25,011,000 for the third quarter of 1997. As a percentage of net sales, gross profit increased 3.4 percentage points to 53.5% from 50.1%. The increase in gross profit margin was due to a decrease in printer component costs, productivity improvements in printer manufacturing, and a favorable product mix. On a year-to-date basis, gross profit increased to $85,608,000, up 22.8% from $69,715,000 for the same period a year ago. Year-to-date gross profit also increased as a percentage of net sales, to 52.5% from 50.2%.

Sales and marketing expenses of $5,717,000 increased 17.6% for the third quarter of 1998 from $4,863,000 for the third quarter of 1997. During the quarter, new programs to introduce new products began. The Company also staffed new marketing functions for the Company's personal printer line and opened a new sales office in Japan. As a percentage of net sales, third quarter sales and marketing expenses increased to 10.0% from 9.7%. Year-to-date sales and marketing expenses of $16,654,000 increased 20.6% from $13,807,000, and increased as a percentage of net sales to 10.2% from 10.0%.

Research and development expenses for the third quarter increased 25.1% to $3,461,000 from $2,767,000. As a percentage of sales, quarterly research and development expenses increased to 6.0% from 5.5%. Higher personnel-related expenses and prototype work related to new product development were primarily responsible for the increase. Year-to-date research and development expenses increased 23.8% to $9,821,000, or 6.0% of net sales, in 1998 from $7,935,000, or 5.7% of net sales, in 1997.

General and administrative expenses for the third quarter increased by 20.7% to $4,502,000 from $3,730,000. As a percentage of net sales, quarterly general and administrative expenses increased to 7.8% from 7.5%. During the quarter, the Company experienced higher personnel costs related to increased staffing levels. In addition, depreciation and other expenses increased, as the Company's Baan ERP system became active during the second quarter of 1998. For the first nine months of the year, general and administrative expenses increased 22.7% to $13,034,000, or 8.0% of net sales, from $10,620,000, or 7.7% of net sales.

Income from operations for the third quarter increased by $3,346,000, or 24.5%, to $16,997,000, or 29.6% of net sales, from to $13,651,000, or 27.4%
of net sales. For the year to-date, income from operations increased by $8,746,000, or 23.4%, to $46,099,000, or 28.3% of net sales, from
$37,353,000, or 26.9% of net sales.

Investment income and gain (loss) on securities for the third quarter of 1998 decreased 68.2% to $591,000 from $1,861,000 for the same period in 1997. Unrealized losses on securities because of abnormal financial market volatility during the quarter were the primary reason for this decline. Also because of the abnormal market volatility in the third quarter of 1998, year-to-date investment income and gain on securities decreased 46.6%, to $5,868,000 from $10,991,000 for the first nine months of 1997. For the year to-date in 1997, gain on securities includes a one-time pre-tax investment gain of $5,458,000, which was recognized in the first quarter of 1997.

Other expense for the third quarter of 1998 totaled $83,000, compared with other income of $27,000 for the third quarter of 1997. For the year to-date, other expense of $496,000 included $403,700 for a one-time interest charge for a tax deficiency arising from a U.S. Internal Revenue Service tax audit of 1993 and 1994. See Note 3 to the Consolidated Financial Statements included elsewhere herein.

Income from continuing operations before taxes for the third quarter of 1998 was $17,505,000, compared with $15,539,000 for the same period in 1997, an increase of 12.7%. On a year-to-date basis, income from continuing operations before taxes increased 5.7% to $51,471,000 from $48,708,000 for the previous year. Excluding the previously discussed one-time investment gain recognized in the first quarter of 1997, year-to-date income from continuing operations before taxes increased 19.0%.

The effective income tax rate for the third quarter of 1998 was 35.8%, resulting in income from continuing operations and net income of $11,230,000, or $0.46 per share (basic and diluted). For the third quarter of 1997, the effective income tax rate was 36.0%, and income from continuing operations and net income were $9,945,000, or $0.41 per share (basic and diluted). As a percentage of net sales, quarterly net income was 19.6% in 1998, compared with 19.9% in 1997.

For the year to-date, the effective income tax rate was 36.0% for 1998, resulting in income from continuing operations and net income of $32,953,000, or $1.35 per share (basic and diluted). For 1997, the effective income tax rate was 36.1%, and income from continuing operations was $31,117,000. Basic earnings from continuing operations were $1.29 per share, and diluted earnings from continuing operations were $1.28 per share. Net income for the first nine months of 1997 was $28,462,000, or basic earnings of $1.18 per share ($1.17 per share diluted). As a percentage of net sales, year-to-date income from continuing operations was 20.2% in 1998 and 22.4% in 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal source of liquidity continues to be cash generated from operations. Cash and cash equivalents and investments and marketable securities totaled $150,729,000 at October 3, 1998, compared with $128,853,000 at December 31, 1997.

Management believes that existing capital resources and funds generated from operations are sufficient to finance anticipated capital requirements.

YEAR 2000 CONSIDERATIONS

To meet changing business needs, the Company initiated a conversion in 1995 to the Baan system, an enterprise-wide business management and resource planning system. This system is Year 2000 compliant and its implementation was completed in the third quarter of 1998 for Vernon Hills and will be completed by year-end 1998 for the Company's United Kingdom location. The Company's payroll system, which is not covered by the Baan system, is expected to be replaced at the beginning of the second quarter of 1999. The payroll system will integrate payroll with the Company's human resources software and will be Year 2000 compliant. To date, expenditures on the Baan project have totaled $8,500,000, of which $6,700,000 has been capitalized. At completion, total expenditures are estimated to be $8,800,000, of which $7,000,000 is estimated to be capitalized. The Company does not believe that its non-information technology systems will be materially affected by the Year 2000 issues.

The Company is in the process of surveying its significant suppliers to determine if they are Year 2000 compliant. Approximately 96% of these surveys have been returned. There can be no guarantee that such suppliers will achieve compliance on a timely basis. The failure by one or more significant suppliers to achieve compliance could have a material adverse effect on the Company. The Company has not yet undertaken to quantify the effects of such possible non-compliance, to determine the likely worst-case scenario or to develop contingency plans to deal with such scenario.

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

SIGNIFICANT CUSTOMER

Sales to The Peak Technologies Group, Inc. ("Peak") accounted for 14.6% of the Company's total net sales for the third quarter of 1998, compared with 16.5% of net sales for the third quarter of 1997. For the year to-date, sales to Peak represented 14.8% of net sales in 1998 and 16.7% of net sales in 1997.

Moore Corporation acquired Peak in June 1997. Management recognizes that since Moore Corporation is a major provider of labels, the acquisition could have an adverse effect on Zebra's label sales to Peak.

SUBSEQUENT EVENT

On October 28, 1998, the company merged with Eltron International, Inc. Each share of Eltron common stock was exchanged for nine-tenths (.90) of a share of Zebra Class B Common Stock. The Class B stock is neither traded on nor quoted by any securities exchange. Zebra Class A Common stock is traded on and quoted by the Nasdaq Stock Market. Class B shares may be converted into Class A shares on a one-for-one basis at any time at the option of the holder.

Eltron manufactures and markets high-quality, low-cost bar code label and plastic card printers, secure card printing systems, ribbons, self-adhesive labels, and related accessories throughout the world. Eltron is located in Camarillo, California.

The acquisition of Eltron will be accounted for as a pooling of interests. On a pro forma basis, the combined company would have generated sales of $256 million for the nine months ended October 3, 1998, and $215 million for the nine months ended September 27, 1997, and would have had approximately $149 million in cash and investments as of October 3, 1998.

SAFE HARBOR

Forward-looking statements contained in this filing are subject to the safe harbor created by the Private Securities Reform Act of 1995 and are highly dependent upon a variety of important factors which could cause actual results to differ materially from those reflected in such forward looking statements. These factors include market acceptance of the Company's printer and software products and competitors' product offerings. They also include the success and speed of the Company's integration with Eltron International, Inc., as well as the effect of market conditions in the Asia-Pacific region on the Company's financial results. Profits will be affected by the Company's ability to control manufacturing and operating costs. Due to the Company's large investment portfolio, interest rate and financial market conditions will also have an impact on results. Foreign exchange rates will have an effect on financial results due to the large percentage of the Company's international sales. When used in this document and documents referenced, the words "anticipate," "believe," "estimate," and "expect" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. Readers of this document are referred to prior filings with the Securities and Exchange Commission, including Zebra's joint proxy statement/prospectus dated September 21, 1998, particularly the "Risk Factors" section, for further discussions of issues that could affect Zebra's future results.

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

                                              ZEBRA TECHNOLOGIES CORPORATION


Date:    November 12, 1998                    By:  /s/Edward L. Kaplan
                                                   -------------------
                                                   Edward L. Kaplan
                                                   Chief Executive Officer

Date:    November 12, 1998                    By:  /s/Charles R. Whitchurch
                                                   ------------------------
                                                   Charles R. Whitchurch
                                                   Chief Financial Officer