Form 10-Q/A
period 1998-10-03
ZEBRA TECHNOLOGIES CORP/DE
filed 1998-11-19
CIK 877212

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

                AMENDMENT NO. 1 TO QUARTERLY REPORT ON FORM 10-Q


             /X/ Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                 For the quarterly period ended October 3, 1998


                        Commission File Number: 000-19406


                         Zebra Technologies Corporation
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                       36-2675536
-------------------------------                          ------------------
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

                                       /X/ Yes  / / No

As of November 10, 1998, there were the following shares outstanding:

Class A Common Stock, $.01 par value             19,439,347
Class B Common Stock, $.01 par value             11,807,568

                 ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

                          QUARTER ENDED OCTOBER 3, 1998

          The registrant hereby amends Item 1 of the Report on Form 10-Q
           Filed November 17, 1998, in order to revise certain balance sheet information as of October 3, 1998, and to make
                  corresponding revisions to certain exhibits.

                                      INDEX

                                                                                   PAGE
                                                                                   ----
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


                                                       /s/ KPMG Peat Marwick LLP
Chicago, Illinois
October 14, 1998

                 ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                             OCTOBER 3,      DECEMBER 31,
                                                                                1998             1997
                                                                            --------------   --------------
                                  ASSETS                                      (UNAUDITED)
Current assets:
     Cash and cash equivalents                                                  $  7,140        $  7,155
     Investments and marketable securities                                       143,589         121,698
     Accounts receivable, net of allowance of $1,746 in 1998
         and $1,788 in 1997                                                       41,891          31,032
     Inventories                                                                  20,136          22,443
     Deferred income taxes                                                         3,210           4,307
     Prepaid expenses                                                              1,400             843
                                                                                --------        --------
         Total current assets                                                    217,366         187,478
                                                                                --------        --------
Machinery and equipment at cost, less
     accumulated depreciation and amortization                                    18,371          12,753
Deferred tax asset                                                                     -               -
Other assets                                                                       4,288           3,353
                                                                                --------        --------
                  TOTAL ASSETS                                                  $240,025        $203,584
                                                                                ========        ========

                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                           $ 12,421        $ 11,141
     Accrued liabilities                                                           6,379           6,900
     Short-term note payable                                                         137             137
     Current portion of obligation under capitalized lease with related party         67              65
     Income taxes payable                                                          5,756           4,329
                                                                                --------        --------
         Total current liabilities                                                24,760          22,572
                                                                                --------        --------

Obligation under capitalized lease with related party, less current portion            -              51
Long-term liability                                                                    -             212
Deferred income taxes                                                              1,427             911
Other                                                                                234             287
                                                                                --------        --------
                  TOTAL LIABILITIES                                               26,421          24,033
                                                                                --------        --------

Shareholders' equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized,
    none outstanding                                                                   -               -
Class A Common Stock, $.01 par value; 50,000,000 shares
    authorized, 19,439,347 and 19,413,933 shares issued
    and outstanding in 1998 and 1997, respectively                                   194             194
Class B Common Stock, $.01 par value; 28,358,189 shares
    authorized, 4,890,609 shares issued and outstanding
    in 1998 and 1997                                                                  49              49
Paid-in capital                                                                   30,443          29,984
Retained earnings                                                                181,732         148,779
Accumulated other comprehensive income                                             1,186             545
                                                                                --------        --------
                  TOTAL SHAREHOLDERS' EQUITY                                     213,604         179,551
                                                                                --------        --------
                  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $240,025        $203,584
                                                                                ========        ========

See accompanying notes to consolidated financial statements.

                 ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
                      (IN THOUSANDS, EXCEPT PER-SHARE DATA)
                                   (UNAUDITED)

                                                            THREE MONTHS ENDED             NINE MONTHS ENDED
                                                       ------------------------------ -----------------------------
                                                         OCTOBER 3,    SEPTEMBER 27,   OCTOBER 3,   SEPTEMBER 27,
                                                            1998           1997           1998           1997
                                                       --------------- -------------- ------------- ---------------
Net sales                                               $    57,354     $    49,889    $   162,922   $   138,742
Cost of sales                                                26,677          24,878         77,314        69,027
                                                       --------------- -------------- ------------- ---------------
Gross profit                                                 30,677          25,011         85,608        69,715
Operating expenses:
   Sales and marketing                                        5,717           4,863         16,654        13,807
   Research and development                                   3,461           2,767          9,821         7,935
   General and administrative                                 4,502           3,730         13,034        10,620
                                                       --------------- -------------- ------------- ---------------
   Total operating expenses                                  13,680          11,360         39,509        32,362
                                                       --------------- -------------- ------------- ---------------

Income from operations                                       16,997          13,651         46,099        37,353
                                                       --------------- -------------- ------------- ---------------
Other income (expense):
   Investment income                                          1,238           1,278          3,650         3,715
   Gain (loss) on securities                                   (647)            583          2,218         7,276
   Other,  net                                                  (83)             27           (496)          364
                                                       --------------- -------------- ------------- ---------------
   Total other income                                           508           1,888          5,372        11,355
                                                       --------------- -------------- ------------- ---------------

Income from continuing operations before taxes               17,505          15,539         51,471        48,708

 Provision for income taxes                                   6,275           5,594         18,518        17,591
                                                       --------------- -------------- ------------- ---------------

Income from continuing operations                            11,230           9,945         32,953        31,117
                                                       --------------- -------------- ------------- ---------------

Loss from discontinued operation (less
   applicable income tax benefit)                                --              --             --        (2,655)
                                                       --------------- -------------- ------------- ---------------

Net income                                              $    11,230     $     9,945    $    32,953   $    28,462
                                                       =============== ============== ============= ===============

Other comprehensive income -
    foreign currency translation adjustments                    489            (630)           641        (1,029)
                                                       --------------- -------------- ------------- ---------------
Comprehensive income                                    $    11,719     $     9,315    $    33,594   $    27,433
                                                       =============== ============== ============= ===============

Basic earnings per share from continuing operations     $      0.46     $      0.41    $      1.35   $      1.29
Diluted earnings per share from continuing operations   $      0.46     $      0.41    $      1.35   $      1.28

Basic earnings per share                                $      0.46     $      0.41    $      1.35   $      1.18
Diluted earnings per share                              $      0.46     $      0.41    $      1.35   $      1.17

Basic weighted-average shares outstanding                    24,327          24,176         24,322        24,166
Diluted weighted-average and equivalent shares
outstanding                                                  24,417          24,257         24,412        24,247

See accompanying notes to consolidated financial statements.

                 ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                    NINE MONTHS ENDED
                                                                            ----------------------------------
                                                                              OCTOBER 3,       SEPTEMBER 27,
                                                                                 1998              1997
                                                                            ---------------   ----------------
Cash flows from operating activities:
       Net income                                                               $ 32,953         $ 28,462
       Adjustments to reconcile net income to net cash provided by operating activities:
                   Depreciation and amortization                                   3,962            2,694
                   Depreciation (appreciation)
                      in market value of investments & marketable securities       2,671             (468)
                   Discontinued operations                                             -           (3,371)
                   Increase in accounts receivable                               (10,859)            (212)
                   Decrease in inventories                                         2,307              208
                   Decrease (increase) in other assets                              (935)           1,062
                   Increase (decrease) in accounts payable                         1,280           (2,198)
                   Increase (decrease) in accrued liabilities and other             (574)           3,396
                   Increase (decrease) in income taxes payable                     1,427             (108)
                   Decrease (increase) in deferred taxes                           1,613           (2,171)
                   Net increase (decrease) in other operating activities              84           (2,583)
                   Net purchases of investments and marketable securities        (24,562)         (23,017)
                                                                                --------         --------

                           Net cash provided by operating activities               9,367            1,694
                                                                                --------         --------

Cash flows from investing activities:
       Purchases of machinery and equipment                                       (9,580)          (3,506)
       Net sales of investments and marketable securities                              -            6,044
                                                                                --------         --------

                           Net cash provided by (used in) investing activities    (9,580)           2,538
                                                                                --------         --------

Cash flows from financing activities:
       Proceeds from exercise of stock options and stock purchase plan               459              259
       Issuance of short-term notes payable                                            -              136
       Payment of long-term notes payable                                           (212)               -
       Payments for obligation under capital lease                                   (49)             (46)
                                                                                --------         --------

                           Net cash provided by financing activities                 198              349
                                                                                --------         --------

Net increase (decrease) in cash and cash equivalents                                 (15)           4,581
Cash and cash equivalents at beginning of period                                   7,155            5,168
                                                                                --------         --------
Cash and cash equivalents at end of period                                      $  7,140         $  9,749
                                                                                ========         ========

Supplemental disclosures of cash flow information:
       Interest paid                                                            $    467         $      9
       Income taxes paid                                                        $ 12,236         $ 15,936

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




                                ZEBRA TECHNOLOGIES CORPORATION


Date:    November 18, 1998                  By:  /s/ Edward L. Kaplan
                                                 --------------------
                                                     Edward L. Kaplan
                                                     Chief Executive Officer

Date:    November 18, 1998                  By:  /s/ Charles R. Whitchurch
                                                 -------------------------
                                                     Charles R. Whitchurch
                                                     Chief Financial Officer