Form 10-K
period 1998-12-31
ZEBRA TECHNOLOGIES CORP/DE
filed 1999-03-31
CIK 877212

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

             [ X ] Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1998
                        Commission File Number: 000-19406


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

               333 CORPORATE WOODS PARKWAY, VERNON HILLS, IL 60061
               ----------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (847) 634-6700
                ------------------------------------------------
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: NONE

           Securities registered pursuant to Section 12(g) of the Act:
                 CLASS A COMMON STOCK, PAR VALUE $.01 PER SHARE

Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 19, 1999, the aggregate market value of each of the registrant's Class A Common Stock and Class B Common Stock held by non-affiliates was approximately $564,844 and $176,603, respectively. The closing price of the Class A Common Stock on March 19, 1999, as reported on the Nasdaq Stock Market, was $23.938 per share. Because no market exists for the Class B Common Stock and the shares of Class B Common Stock are convertible on a one-for-one basis into shares of Class A Common stock, the registrant has assumed for purposes hereof that each share of Class B Common Stock has a market value equal to one share of Class A Common Stock.

As of March 19, 1999, the registrant had outstanding 23,596,112 shares of Class A Common Stock, par value $.01 per share, and 7,377,500 shares of Class B Common Stock, par value $.01 per share.

                       DOCUMENTS INCORPORATED BY REFERENCE
Certain sections of the registrant's Notice of Annual Meeting of Stockholders and Proxy Statement for its Annual Meeting of Stockholders to be held on May 18, 1999, as described in the Cross-Reference Sheet and Table of Contents included herewith, are incorporated by reference into Part III of this report.

                 ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES


                                      INDEX


                                                                                          PAGE
                                                                                          ----
PART I
Item 1.       Business                                                                      3
Item 2.       Properties                                                                   10
Item 3.       Legal Proceedings                                                            11
Item 4.       Submission of Matters to a Vote of Security Holders                          11

PART II
Item 5.       Market for Registrant's Common Stock and Related Stockholder Matters         12
Item 6.       Selected Consolidated Financial Data                                         13
Item 7.       Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                        14
Item 7A.      Quantitative and Qualitative Disclosures About Market Risk                   18
Item 8.       Financial Statements and Supplementary Data                                  19
Item 9.       Changes in and Disagreements with Accountants on Accounting and
              Financial Disclosure                                                         19

PART III
Item 10.      Directors and Executive Officers of the Registrant                           20
Item 11.      Executive Compensation                                                       20
Item 12.      Security Ownership of Certain Beneficial Owners and Management               20
Item 13.      Certain Relationships and Related Transactions                               20

PART IV
Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K              21

SIGNATURES
Signatures                                                                                 22

EXHIBITS
Index to Exhibits                                                                          23

CONSOLIDATED FINANCIAL STATEMENTS
Index to Consolidated Financial Statements                                                 F1

PART I

ITEM 1.  BUSINESS

THE COMPANY
Zebra Technologies Corporation (the Company or Zebra) designs, manufactures and distributes a full range of direct thermal and thermal transfer bar code label printers, receipt printers, plastic card printers, secure identification printing systems, related accessories, and support software. The Company markets its products worldwide principally to manufacturing and service organizations for use in automatic identification, data collection, and personal identification systems.

The Company's equipment is designed to operate at the user's location or on a mobile basis to produce and dispense high quality bar coded labels and plastic cards in time-sensitive applications and under a variety of environmental conditions. Applications for the Company's products are extremely diverse. They include applications where bar coding is used to identify or track objects or information, particularly in situations that require high levels of data accuracy and where speed and reliability are critical variables. For plastic cards, they are used where secure, reliable identification is required on an on-demand basis.

Applications for the Company's technology cut across all industries and geographies. They include, but are not limited to, inventory control, small package delivery, baggage handling, automated warehousing, JIT (Just-In-Time) manufacturing, employee time and attendance records, file management systems, hospital information systems, shop floor control, library systems, employee ID cards, drivers licenses, access control systems, and medical specimen labeling. As of December 31, 1998, management estimates that more than 1,000,000 Zebra printers are installed in more than 90 countries throughout the world.

The Company believes the growth of its bar code printer business will be enhanced by the proliferation of bar code label standardization programs, which are driven by competitive forces on businesses worldwide to reduce costs, improve quality, and increase productivity. Industry-mandated standardization has been a major catalyst in the rapid development of bar coding. Zebra also believes that increasing demands for improvements in productivity and quality in commercial and service organizations, including the increasing use of enterprise-wide resource planning (ERP) systems, will lead to increased use of automatic identification systems.

The Company's card printer business is being driven by the rapid growth in applications for smart card technology and increased concern over personal identification, including secure ID systems for drivers license applications and access control systems.

On October 28, 1998, the Company merged with Eltron International, Inc. (Eltron). Eltron manufactures and markets high-quality, low-cost direct thermal and thermal transfer bar code printers, plastic card printers, secure card printing systems, ribbons, self-adhesive labels, and related accessories throughout the world. Financial results for the Company have been restated to reflect the merger as a pooling-of-interests.

The Company completed its initial public offering in August 1991. The Company is organized under the laws of the State of Delaware, and its principal offices are located at 333 Corporate Woods Parkway, Vernon Hills, Illinois 60061. The Company's telephone number is (847) 634-6700.

PRODUCTS
The Company's products consist of a broad line of computerized on-demand bar code label printers, print engines, plastic card printers, specialty bar code labeling materials, ink ribbons and bar code label design software. These products are used to provide bar code labeling and personal identification solutions principally in the manufacturing, service, and government sectors of the economy. The Company's equipment and supplies are designed to operate at the user's location under a variety of work environments. The Company works closely with its distributors, other resellers, and the end users of its products to design and implement labeling solutions that meet the technical demands of the end user. To achieve this flexibility, the Company provides its customers with a very broad selection of printer models, each of which can be configured to a specific use. Additionally, the Company will select and, if necessary, create appropriate labeling stock, ink ribbons and adhesives to suit a particular intended use. In-house engineering personnel in software, mechanical, electronic and chemical engineering participate in the creation and realization of bar code solutions for particular applications.

Label Printing Systems
The Company believes it produces the industry's broadest range of on-demand thermal transfer and direct thermal bar-code label printers, with more options and features than any of its competitors. Zebra's printing systems include hundreds of optional configurations, which can be selected to meet particular customer needs. The Company believes this breadth of product is a unique and significant competitive strength, since it allows the Company to satisfy the wide variety of printing applications in its target market.

The Company currently offers 32 printer models, which are marketed under the Zebra and Eltron brand names. At December 31, 1998, the Company's main printer product offerings were as follows:

PERFORMANCE PRINTERS. At the high end of the label printer market, Zebra produces printers targeted at applications requiring continuous operation in high output, mission-critical settings. These units provide a wide variety of option configurations, features, print widths, speeds, and dot densities (including the industry's only 600-dpi printer). The Company offers four Zebra models under its XiII Series line. List prices range from $4,295 to $7,495.

MID-RANGE PRINTERS. The Company offers 15 printer models designed for less demanding applications. These units offer fewer option configurations and features for a commensurate lower price. Products in this category consist of the Zebra Stripe, S, and Z Series as well as Eltron brand units under the Strata, LP/TLP, Eclipse, QualaBar, and ThermaBar series.
List prices range from $1,195 to $8,995.

DESKTOP PRINTERS. Applications with low volume suit the Company's desktop printers. Zebra currently offers nine desktop printer models, which are marketed under Zebra's A and T lines, and Eltron's Companion Plus, Orion, and LP/TLP series. List prices range from $595 to $945.

PORTABLE PRINTERS. The Company offers three portable printer models, which provide durability, light weight, and optional infra red and radio frequency interfaces. These printers are designed for remote and mobile applications, and are marketed under both the Zebra and Eltron brands. The Company's portable printers range in price from $695 to $1,195.

PRINT ENGINES. Zebra's 170 PAX print engine is targeted at manufacturers of high-speed automatic label applicator systems. The price of the 170 PAX print engine is approximately $3,100.

In addition to their use in on-demand automatic identification applications, the Company's bar code label printers can also be used to meet customers' needs for on-site production of small or large quantities of custom bar code labels and other graphics. This capability results in shorter lead times, reduced inventory, and more flexibility than can be provided with traditional off-site printing. Management believes that of the major on-site printing technologies, thermal transfer is best suited for most industrial applications. Thermal transfer printing produces dark and solid blacks and sharply defined lines that are important for printing readily scannable bar codes. These images can be printed on a variety of labeling materials, which enable users to affix bar code labels to virtually any object. This capability is very important in the industrial and service markets served by the Company.

Plastic Card Printers
The Company offers five plastic card printers, including one secure identification printing system. Uses for plastic cards printed by these systems include smart cards, on-demand access control, identification, and loyalty card applications. Users can select from a number of printer options, including monochrome and color printing, single- and two-sided printing, and magnetic stripe and smart card encoding. The Company's P300, P400, P500, and P600 plastic card printers are marketed under the Eltron brand. Plastic card printers range in price from $2,495 to $9,995.

The Max3000 is a single process secure ID printing system that provides maximum security, durability, and tamper resistance for applications such as driver's licenses. The system integrates printing, lamination, rotary die cutting, and optional magnetic encoding of 3M Secure Card media. The Max3000 is priced at approximately $15,000.

Sales of hardware (bar code and plastic card printers and replacement parts) represented $266,625,000 of the Company's net sales in 1998, $225,081,000 in 1997, and $179,170,000 in 1996. These sales amounted to 79.4%, 75.8%, and 71.0%
of the Company's net sales in 1998, 1997, and 1996, respectively.

Supplies
The Company sells label/ticketing stock, custom labels and tags, and thermal transfer ribbons worldwide, to support its printing systems and systems users. Zebra supplies are selected for a particular user's needs based on the specific application and environment in which the labeling system must operate. Critical criteria include levels of abrasion, possible exposure to chemicals and liquids, and variations in both the environment (such as temperature or humidity) in which the labels will be used and the surfaces to which the labels will be affixed. These factors are all taken into account in selecting the type of ribbon, the type of labeling material and the adhesive to be used. Zebra supplies include proprietary ribbon formulations developed according to Company specifications. Zebra develops its printers and supplies contemporaneously, as if they were a single unit, to optimize performance of Zebra printers and genuine Zebra supplies. Performance is typically measured as a function of both print speed and print quality, and both of these factors can be adversely affected by the use of supplies that are not suited to particular printers.

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

Sales of the Company's supplies in 1998, 1997, and 1996 were $62,644,000, $59,424,000, and $55,599,000, respectively, amounting to 18.6%, 20.0%, and 22.0%
of net sales, respectively.

Software
In February 1996, the Company acquired the intellectual property of a United Kingdom-based partnership, Fenestra Computer Services, which provides a high-performance label design and integration software package specifically designed to optimize the performance of Zebra printers. Known as BAR-ONE(TM), this software provides the capability to design and integrate sophisticated labels from standalone or legacy applications through a powerful, easy to use Windows interface. In late 1997, the Company signed an exclusive alliance agreement with JetForm Corporation, a leading worldwide provider of electronic forms, workflow and output management software applications. Zebra's BAR-ONE product includes a special version of JetForm's premier multi-platform, output management product, JetForm Central(TM). This software package enables Zebra printers to receive output directly from most of the popular software packages on the market, including the increasingly used enterprise-wide resource planning
(ERP) software, without the need to write costly software interfaces.

Maintenance Services
The Company provides service for its printing systems with depot repair at its Vernon Hills, Illinois, facility and its distributors' locations. In addition the Company has agreements with International Business Machines Corporation
(IBM) and Wang Laboratories, Inc. (Wang) to provide on-site repair services. Under these agreements, the Company shares the revenue for on-site service contracts sold by IBM and Wang for Zebra printing systems installed in the United States. Outside of the United States, the Company's distributors in each country provide maintenance service, either directly or through service agents. Zebra also provides service and technical support assistance from in-house support personnel located in the United States, the United Kingdom, and Singapore, who are available by telephone hotline five days a week during regular business hours. Also, for Zebra brand products the Company provides interactive technical support via the Internet, which can be accessed through the Company's web page, http://www.zebra.com, 24 hours a day, seven days a week.

Warranties
All Zebra printing equipment is warranted against defects in material and workmanship for twelve months. Zebra supplies are warranted against defects in material and workmanship for the stated shelf life or twelve months, whichever occurs first. Defective equipment and supplies may be returned to the Company for repair, replacement or refund during the applicable warranty periods.

THE COMPANY'S TECHNOLOGY
The Company's products employ thermal transfer, direct thermal, and thermal die sublimation technologies. Each technology has certain characteristics that provide specific benefits to the end user.

Thermal transfer printing is used in the Company's high-end and mid-range label printers, as well as its high-speed print engine. This technology creates an image by applying an electrically heated printhead to a ribbon that releases ink onto labeling stock. It is a relatively low-cost way to address the special needs of the Company's target market. The benefits of thermal transfer printing include superior image quality, the ability to print on a wide variety of smooth-surfaced materials, no requirement for specially coated or otherwise specially formulated labeling/ticketing stock, and the ability to use certain inks that are not viable with alternative printing technologies.

Direct thermal printing is used in the Company's desktop and portable printer products. Direct thermal printing creates an image by applying the heated printhead directly to specially treated paper that changes color when heated. Direct thermal technology is preferable where image durability is less critical, and where the application does not require specialty-labeling materials such as plastics or metal foils.

The Company's plastic card printers incorporate thermal dye sublimation, a relatively new thermal printing process. Thermal dye sublimation has recently become commercially viable for applications that call for color printing on PVC and polyester cards. This capability has given rise to an industry focused on the on-site creation of full color, photographic quality plastic cards. These cards can typically be created in less than 30 seconds for under one dollar. Traditional photographic processes are both more expensive and time consuming. The Company believes that personalized card applications such as driver's licenses, loyalty cards, school and work identification cards, security access cards, and financial transaction cards are well suited to benefit from this technology. Bar codes, smart chip and magnetic stripe encoding can be used to record such personal data as health records, financial transactions, security access codes, and vital statistics.

The Company's printing systems incorporate Company-designed computer hardware, electrical mechanisms and software, which operate the printing functions of the system and communicate with the host computer. All Zebra brand printing systems, except the A-100 personal printer, operate using Zebra Programming Language (ZPL(TM)) and Zebra Programming Language II (ZPL II(TM)), proprietary printer driver languages, which were designed by the Company and are compatible with virtually all computer operating systems, including UNIX, MS/DOS and Windows. Because the Company guarantees backward compatibility, ZPL and ZPL II allow users to replace older Zebra printers with newer equipment without costly reprogramming of label design programs. This compatibility also allows users to operate multiple Zebra printers in different applications using standardized programs and to integrate these printers into a local area network. Management believes that ZPL and ZPL II give the Company a competitive advantage by ensuring compatibility across the full family of the Company's present and future printer products and by facilitating system upgrades and customer loyalty to Zebra products. Certain independent software vendors have written label preparation programs with ZPL and ZPL II drivers specifically for Zebra printers. ZPL and ZPL II label format programs can be run on a personal computer with ordinary word processing programs, making ZPL and ZPL II particularly adaptable to PC-based systems.

All Eltron brand printing systems operate using Eltron Programming Language (EPL(TM)), which have characteristics for networking and backward compatibility similar to those of ZPL and ZPL II. To enhance product marketability, the Company intends to make selected Zebra brand printer models EPL-compatible and selected Eltron printer models ZPL-compatible.

SALES AND MARKETING
SALES. The Company sells its products in the United States and internationally through distributors, value-added resellers (VARs), original equipment manufacturers (OEMs), international customers, and directly to a small number of designated key accounts. Distributors and VARs purchase, warehouse, and sell a variety of automatic identification components from different manufacturers, and customize systems for end-user applications using their systems integration expertise. Because these sales channels provide specific software, configuration, installation, integration, and support services required by end users within various market segments, these relationships allow the Company to reach end users throughout the world in a wide variety of industries.

The Company classifies two of its distributors as National Distributors because of their broad territorial representation within the United States. Other distributors qualify as Zebra Solution Centers (ZSCs). ZSCs carry the full range of Zebra printers and supplies and focus on providing a Zebra bar-code solution to their customers. VARs, OEMs and systems integrators provide customers with a variety of automatic identification components including scanners, accessories, applications software and systems integration expertise, and, in the case of some OEMs, then resell the products under their own brands. The Company believes that the breadth of this indirect channel network, both in terms of variety and geographic scope, is a material competitive advantage.

In certain instances, the Company may designate a customer as a key account when purchases of Company products reach certain levels. Zebra sales personnel, together with the Company's distribution partners, manage these accounts to ensure their complete needs are met, including consistent support for projects and applications.

Sales to international customers comprised 40.5%, 42.2%, and 41.3% of net sales for 1998, 1997, and 1996, respectively. The Company's products are distributed in more than 95 countries throughout the world. Management believes that international sales have the long-term potential to grow faster than domestic sales because of the lower penetration of bar-code systems outside the United States. As a result, the Company has invested resources to support its international growth and currently operates facilities and sales offices in the United Kingdom, France, Germany, Japan, Hong Kong, China, and Singapore.

MARKETING. The Company's marketing operations include product management, marketing communications, technical services, training, market research and market development functions. The product management group initiates the development of new products and product enhancements to meet customer needs, and manages product introductions and positioning. The product management group also focuses on strategic planning and market definition and analyzes the Company's competitive strengths and weaknesses.

The marketing group operates as an internal advertising and public relations resource. This group, working with advertising agencies and contractors, creates advertising, brochures and documentation, manages trade show exhibits, maintains the Company's Web sites and places articles highlighting applications of Zebra products in trade and industry publications.

The technical services group offers technical support to the Company's distribution channels and end users of the Company's products. These services include a hotline staffed by experienced technical personnel, an advanced Internet-based technical support system available 24 hours a day, and, when necessary, trips to customer sites.

The Company's market research group is a strategic planning, research-oriented group that focuses on market definition and analysis of Company's relative strengths and weaknesses compared with its competition. This group identifies and analyzes market opportunities for current, planned and potential products, and gathers and analyzes competitive and market information.

The market development group is responsible for the development of new market opportunities and relationships with key customers, vendors and government regulatory and industry standards committees. This group also prepares speeches, application training programs and seminars, which are presented around the world to industry and customer groups.

CUSTOMERS
The Company estimates that it has more than 1,000,000 bar code and plastic card printing systems installed in more than 90 countries.

For the year ended December 31, 1998, sales to United Parcel Service (UPS), one of the Company's designated key accounts, accounted for 10.3% of the Company's net sales.

PRODUCTION AND MANUFACTURING
The Company's strategy is to create and produce production designs that optimize product performance, quality, reliability, durability and versatility. These designs use cost-efficient materials, sourcing and assembly methods with high standards of workmanship. The Company has aggressively pursued a manufacturing strategy of increasing control over the manufacture of its hardware products by developing in-house capability to produce mechanical and electronic assemblies, and it has designed many of its own tools, fixtures and test equipment. The Company's manufacturing engineering staff is dedicated to co-engineering new products in coordination with Zebra's new product engineers and vendors. This collaborative effort increases manufacturing efficiency by specifying and designing manufacturing processes and facilities simultaneously with product design.

RESEARCH AND DEVELOPMENT
The Company had research and development expenditures of $21,248,000, $17,911,000, and $15,159,000, for 1998, 1997, and 1996, respectively. These expenditures amount to 6.4%, 6.0%, and 6.0% of net sales for the corresponding periods. The Company devotes significant resources to develop new bar-code printing solutions for its target markets, as well as to ensure that the Company's products maintain high levels of reliability and efficient manufacturing.

At December 31, 1998, the Company had 128 full-time associates in new product design, engineering and development. Zebra engineers design all firmware, hardware, software, mechanisms, mechanical parts and enclosures used in its printers and other products.

COMPETITION
Many companies are engaged in the design, manufacture and marketing of automatic identification data collection equipment and plastic card printers. The Company considers its direct competition to be providers of on-demand thermal transfer and direct thermal printing systems and supplies. To a lesser extent the Company also competes with companies engaged in the design, manufacture and marketing of standard computer and label printers which employ alternative printing technologies, particularly for low-cost label printers. For card printers, the Company considers its direct competition to be the providers of thermal plastic card printing systems and supplies designed for on-demand printing.

Management believes that the ability to compete effectively in the thermal transfer and direct thermal market depends on a number of factors. These factors include the reliability, quality, and reputation of the manufacturer and its products; hardware innovations and specifications; breadth of product offerings; information systems connectivity; price; the level of technical support; supplies and applications support offered by the manufacturer; available distribution channels; and financial resources to support new product design and innovation. The Company believes that it presently competes favorably with respect to these factors.

No single competitor competes across the entire breadth of the Company's product line. The Company, however, faces, significant competition in each of its product segments. For low-cost desktop label printer products, the Company's principal competitors are Cognitive Solutions, a subsidiary of Axiohm Transaction Solutions, Inc.; Tokyo Electric Company (TEC); Seiko; Microcom; and Datamax Corporation. In the mid-range printer market, the Company's principal competitors are Datamax Corporation; UBI and Intermec Corporations, subsidiaries of Unova, Inc.; Monarch Marking Systems, a subsidiary of Paxar, Inc.; Sato; and TEC. Principal competition in the high end of the market derives from Sato, TEC, and Intermec. For print engines, the Company's principal competitor is Sato. For portable printers, the Company's principal competitors are Monarch Marking Systems, as well as Comtec Information Systems, Inc., and O'Neil Product Development, Inc., two privately held companies.

The Company's principal competitors in the plastic card market include Datacard, Inc., a privately-held manufacturer of card personalization systems and transaction terminals, and Fargo, Inc., a privately-held manufacturer of thermal transfer and dye sublimation color page printers and plastic card printers.

ALTERNATIVE TECHNOLOGIES
The Company believes that direct thermal and thermal transfer printing will be the technology of choice in Zebra's target markets for the foreseeable future. Among the many advantages of direct thermal and thermal transfer printing is its ability to print high-resolution images on a wide variety of label materials at a relatively low cost, compared with alternative printing technologies. The Company continually assesses competitive methods of bar code printing and automatic identification. These technologies include ink jet, laser, impact dot matrix, laser etching, and radio-frequency identification (RFID). Currently, the Company believes that direct thermal and thermal transfer print technology provide the best low-cost, high quality printing solution for its target markets.

Although there is no assurance that a new technology will not supplant direct thermal and thermal transfer printing, the Company is not aware of any developing technology that offers the advantages of direct thermal and thermal transfer printing for the Company's target markets. If other technologies were to evolve or become available to the Company, it is possible that those technologies would be incorporated into the Company's products. Alternatively, if such technologies were to evolve or become available to the Company's competitors, the Company's products may become obsolete, which would have a material adverse affect on the Company's financial position, results of operations and cash flows.

INTELLECTUAL PROPERTY RIGHTS
Zebra relies on a combination of trade secrets, patents, employee and third party nondisclosure agreements, copyright laws and contractual rights to establish and protect its proprietary rights in its products. The Company holds and actively protects a number of trademarks, which are registered domestically and internationally. The Company holds six patents and eight patents pending pertaining to its products.

The Company does not believe that the legal protections afforded to its intellectual property rights are fundamental to its success. Despite the Company's efforts to protect its intellectual property rights, it may be possible for unauthorized third parties to copy certain portions of the Company's products or to reverse engineer or otherwise obtain and use, to the Company's detriment, technology and information that the Company regards as proprietary. Moreover, the laws of certain countries do not afford the same protection to the Company's proprietary rights as do United States laws. There can be no assurance that legal protections relied upon by the Company to protect its proprietary position will be adequate or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technologies.

Other trademarks mentioned in this report include IBM, which is a registered trademark of International Business Machines Corporation; UNIX, which is a registered trademark of UNIX Systems Laboratories, Inc.; MS/DOS and Windows, which are registered trademarks of Microsoft Corporation; and Jet Form Central, which is a registered trademark of Jet Form Corporation.

EMPLOYEES
As of March 19, 1999, the Company employed approximately 1,500 persons. None of these employees is a member of a union. The Company considers its relationship with its employees to be excellent.

ITEM 2.  PROPERTIES

The Company's corporate headquarters are located in Vernon Hills, Illinois, a northern suburb of Chicago. From this location, the Company conducts its operations from a custom-designed facility, which provides approximately 167,600 square feet of space. Approximately 61,500 square feet have been allocated to office and laboratory functions and 106,100 square feet to manufacturing and warehousing. This facility was constructed in 1989 and expanded in 1993, 1995, and 1996. It is owned and leased to the Company, under a lease terminating on March 31, 2008, by Unique Building Corporation, a corporation owned in part by Edward Kaplan and Gerhard Cless, both executive officers and directors of the Company.

The Company is currently adding 57,400 square feet of space to its Vernon Hills facility on property also owned by Unique Building Corporation. Approximately 22,700 square feet will be dedicated to warehousing and 34,700 square feet to offices. Completion and occupancy of the expansion is expected in the second quarter of 1999.

The Company's major facilities as of December 31, 1998, are listed below:


                                                            Square Footage
                                         --------------------------------------------------
                                          Manufacturing,
                                           Production &       Administrative,
Location                                    Warehousing      Research & Sales        Total      Lease Expires
--------                                    -----------      ----------------        -----      -------------
Vernon Hills, Illinois, USA                  106,100               61,500            167,600    March 2008
Camarillo, California, USA                    72,000               70,000            142,000    Owned
High Wycombe, UK                               9,500                8,900             18,400    January 1999
Wokingham, Berkshire, UK                      16,000               11,000             27,000    October 2010
Preston, UK                                   28,100                8,700             36,800    Owned
Varades, France                               12,300                9,200             21,500    August 2000
Greenville, Wisconsin, USA                    27,000                3,000             30,000    March 2007
Hong Kong and Mainland China                      --                6,700              6,700    December 1999
Simi Valley, California, USA                  37,500               30,000             67,500    January 1999
Simi Valley, California, USA                  35,000                 --               35,000    January 1999

The Company also has facilities totaling 15,700 square feet, with 4,000 square feet dedicated to warehousing and 11,700 square feet dedicated to administrative, research, and sales functions, in the following locations:
Northbrook, Illinois; Miami, Florida; Sandy, Utah; Boulogne Billancourt, France; Singapore (2 facilities); Tokyo, Japan; and Frankfurt, Germany.

During 1999, the Company intends to consolidate certain of its facilities, including moving its UK operations from the High Wycombe and Wokingham locations to a new facility.

ITEM 3.       LEGAL PROCEEDINGS

The Company is involved in various lawsuits, which are incidental to the ordinary conduct of its business. The Company does not believe that any such matters will have a material adverse effect on the Company's business, financial condition, or results of operations.


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 26, 1998, the Company held a special meeting (the "Special Meeting") of stockholders at the Company's corporate headquarters at 333 Corporate Woods Parkway, Vernon Hills, Illinois. Holders of Common Stock of record at the close of business on September 4, 1998, were entitled to vote at the Special Meeting. Approval of each issue to be voted upon required the affirmative vote of a majority of the voting power of Zebra common stock entitled to vote at the special meeting. The Special Meeting was called to authorize the following:

Proposal 1.   To issue Class B Common Stock to enable Zebra to merge with
              Eltron, after which Eltron would become a wholly owned subsidiary of Zebra.

Proposal 2.   To increase the number of authorized shares of Class A Common
              Stock available for issuance under Zebra's 1997 Stock Option Plan from 531,500 shares to 2.0 million shares.

The results of the vote were as follows:

Proposal 1.   Votes for, 62,927,885; votes against, 349,784; broker non-votes,
              0; abstentions, 163,165.

Proposal 2.   Votes for, 62,119,009; votes against, 1,111,772; broker non-votes,
              0; abstentions, 210,053.

Based on the authorization received from the Company's stockholders and the authorization received from the stockholders of Eltron to approve the merger and merger agreement, on October 28, 1998, the Company completed the merger with Eltron.

PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

STOCK INFORMATION: PRICE RANGE AND COMMON STOCK
The Company's Class A Common Stock is traded on the Nasdaq Stock Market under the symbol ZBRA. The following table shows the high and low trade prices for each quarter in 1998 and 1997, as reported by Nasdaq. No market exists for the Company's Class B Common Stock. The shares of Class B Common Stock are convertible on a one-for-one basis into shares of Class A Common Stock at the option of the holder.

1998                                         High         Low       1997                   High           Low
---------------------------------------   ----------- ----------- ------------------ -------------- ------------
First Quarter                               $38.50      $25.50    First Quarter          $27.75         $21.25
Second Quarter                               44.63       34.75    Second Quarter          32.00          21.50
Third Quarter                                42.63       27.00    Third Quarter           36.00          26.56
Fourth Quarter                               37.00       25.00    Fourth Quarter          38.25          29.00

SOURCE: THE NASDAQ STOCK MARKET

At March 19, 1999, the last reported price for the Class A Common Stock was $23.938 per share. There were 652 shareholders of record for the Company's Class A Common Stock and 40 shareholders of record for the Company's Class B Common Stock.

DIVIDEND POLICY
Since the Company's initial public offering in 1991, the Company has not declared any cash dividends or distributions on its capital stock. The Company intends to retain its earnings to finance future growth and therefore does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.       SELECTED CONSOLIDATED FINANCIAL DATA

                   CONSOLIDATED STATEMENTS OF OPERATIONS DATA
                    (In thousands, except per share amounts)

Year Ended December 31,                              1998         1997 (1)       1996 (1)       1995 (1)      1994
                                                   --------       --------       --------       --------    --------
  Net sales                                        $335,983       $297,100       $252,487       $200,319    $136,379
  Cost of sales                                     180,173        153,392        135,474        106,365      71,333
                                                   --------       --------       --------       --------    --------
  Gross profit                                      155,810        143,708        117,013         93,954      65,046
  Total operating expenses                           94,174         72,446         62,880(4)      43,328      29,368
                                                   --------       --------       --------       --------    --------
  Income from operations                             61,636(2)      71,262         54,133(4)      50,626      35,678
  Income from continuing operations
  before provision for income taxes                  65,021(2)      85,225(3)      60,703(4)      56,185      38,095
  Income from continuing operations                  40,069(2)      54,447(3)      37,952(4)      36,693      24,696

  Earnings per share from continuing operations
  Basic                                            $   1.30(2)    $   1.76(3)    $   1.24(4)    $   1.22    $    .85(5)
  Diluted                                          $   1.29(2)    $   1.74(3)    $   1.21(4)    $   1.19    $    .83(5)

  Weighted average number of shares outstanding
  Basic                                              30,919         30,897         30,696         30,128      29,011(5)
  Diluted                                            31,176         31,380         31,269         30,780      29,813(5)

                        CONSOLIDATED BALANCE SHEET DATA
                                 (In thousands)

December 31,                                    1998            1997             1996            1995             1994
                                                ----            ----             ----            ----             ----
Cash and cash equivalents and
   investments and marketable
   securities                              $   162,668     $   139,320      $   103,777     $    88,139      $    60,053
Working capital                                229,688         209,862          164,678         131,369           86,704
Total assets                                   310,002         270,447          218,631         176,695          114,537
Long-term obligations                               36             314            3,137           2,928              236
Shareholders' equity                           270,884         236,220          184,007         144,391           93,812

(1) Revised to reflect the discontinuance of operations of Zebra Technologies VTI, which was acquired by the Company in July 1995.
(2) Includes a pretax charge for merger costs of $8,080 relating to the merger with Eltron International, Inc.
(3) Includes a one-time pretax gain of $5,458 from the sale of Zebra's investment in Norand Corporation common stock.
(4) Reflects a pretax charge for acquired in-process technology of $1,117 relating to the Company's acquisition of Fenestra Computer Services and $2,500 relating to the Company's acquisition of Privilege, S.A.
(5)  Adjusted to reflect a two-for-one stock split on December 28, 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
On October 28, 1998, the Company merged with Eltron International, Inc. This transaction has been accounted for as a pooling of interests for financial reporting purposes. All financial statements for prior periods presented have been restated to give effect to the combination.

In the fourth quarter of 1998, the Company recorded one-time charges totaling $13,161,000 related to the merger with Eltron. Of this amount, $8,080,000 is reported separately as Merger Costs and consists of fees for accountants, attorneys, consultants, and investment bankers, as well as provisions for facilities consolidation and severance costs. The balance of $5,081,000 relates to adjustments to bring the former Eltron operations into conformance with Zebra's accounting policies and to eliminate certain duplicate assets. These adjustments, which are reported within Cost of Goods Sold and Operating Expenses as described below, include increases to inventory and bad debt reserves and the expensing of certain duplicate fixed assets.

COMPARISON OF YEARS ENDED DECEMBER 31, 1998 AND 1997
Net sales increased 13.1% in 1998 to $335,983,000 from $297,100,000 in 1997.
Unit growth in hardware (printers and replacement parts) principally drove sales growth. Product mix changes lowered the average unit price for printers, since volume in lower-priced models increased faster than higher-priced models. Price reductions on some printer models also affected average unit prices, although management does not consider these reductions to be a material contributor to the overall decline in average prices. Hardware sales increased 18.5% to 79.4% of net sales, and supplies sales increased 5.4% to 18.6% of net sales. The remaining 2.0% of net sales consisted of service and software revenue.

International sales increased 8.5% to $136,128,000 from $125,411,000 and accounted for 40.5% of net sales in 1998, compared with 42.2% of net sales in 1997. The decrease in the percentage of international sales is principally due to higher sales growth to North American customers combined with a decline in sales to the Asia-Pacific region. Notwithstanding this decrease, management believes that international markets for bar code-related products and services will grow faster than domestic markets because of lower levels of market penetration by the technology. To support its long-term international business expansion strategy, the Company opened a new sales office in Japan in 1998.

Gross profit increased 8.4% to $155,810,000 from $143,708,000 for 1997. As a percentage of net sales, gross profit decreased 2.0 percentage points to 46.4% from 48.4%. Gross profit for 1998 was affected by $3,485,000 in one-time adjustments related to the Eltron merger. Excluding this one-time charge, gross profit for 1998 would have been $159,295,000, or 47.4% of net sales. The decline in gross profit margin was also due to an unfavorable shift in product mix toward lower margin printers.

Selling and marketing expenses of $36,052,000 increased 9.2% from $33,017,000. As a percentage of net sales, selling and marketing expenses decreased to 10.7% from 11.1%. For 1998, selling and marketing expenses include $242,000 in one-time charges related to the Eltron merger. Excluding these one-time charges, selling and marketing expenses for 1998 would have been $35,810,000, or 10.7% of net sales. During 1998, the Company increased staff levels to support anticipated higher levels of business. Higher personnel-related expenses and depreciation were partially offset by lower advertising and trade show expenses.

Research and development expenses for 1998 totaled $21,428,000, or 6.4% of net sales, compared with $17,911,000, or 6.0% of net sales, for 1997. Research and development expenses for 1998 include $175,000 in one-time charges related to the Eltron merger. Excluding these one-time charges, research and development expenses for 1998 would have been $21,253,000, or 6.3% of net sales. Higher personnel-related expenses and prototype work related to new product development were primarily responsible for the increase.

General and administrative expenses increased by 33.0% to $28,614,000 from $21,518,000. As a percentage of net sales, general and administrative expenses increased to 8.5% from 7.2%. Excluding $1,178,000 in one-time charges related to the Eltron merger, 1998 general and administrative expenses were $27,436,000, or 8.2% of net sales. In 1998, the Company incurred higher personnel costs related to increased staffing levels. Depreciation and other expenses also increased, as Zebra's Baan ERP system became active during the second quarter of 1998.

In 1998, the Company incurred $8,080,000 in costs related to the Eltron merger. These merger costs include accounting, legal, investment banking, and consulting fees, as well as provisions for facilities consolidation and severance.

Other income decreased to $3,358,000 from $13,963,000, including investment income of $4,005,000 compared with $13,520,000. During the second half of 1998, net investment income declined because of financial market volatility. In addition, investment income for 1997 includes a one-time pretax investment gain of $5,458,000, which was recognized in the first quarter of 1997. This one-time gain resulted from the sale by the Company of 350,000 shares of Norand Corporation common stock. Excluding this gain, investment income for 1997 would have been $8,062,000. During the fourth quarter of 1998, the Company took steps to reduce its investment portfolio's exposure to market volatility.

Income from continuing operations before income taxes was $65,021,000, compared with $85,225,000, a decrease of $20,204,000, or 23.7%. Excluding the $13,161,000 in merger-related charges in 1998 and the one-time investment gain recognized in the first quarter of 1997, income from continuing operations before taxes declined 2.0% to $78,182,000 in 1998 from $79,767,000 in 1997.

The effective income tax rate for 1998 was 38.4%, compared with 36.1% for 1997. The provision for income taxes for 1998 includes the effect of $2,875,000 in certain merger-related costs, which are not deductible for income tax purposes. Excluding these effects, the Company's effective tax rate for 1998 would have been 36.8%.

Income from continuing operations for 1998 was $40,069,000, or $1.29 per diluted share. For 1997, income from continuing operations was $54,447,000, or $1.74 per diluted share.

COMPARISON OF YEARS ENDED DECEMBER 31, 1997 AND 1996
Net sales increased 17.7% to $297,100,000 from $252,487,000. The sales increase is principally attributable to unit growth in hardware (printers and replacement parts). The average unit price for printers declined slightly, because of product mix changes since volume in lower-priced models grew faster than volume in higher-priced models, although selective price decreases were made in portions of the Company's product line. Hardware sales increased 25.6% to 75.8% of net sales, and supplies sales increased 6.9% to 20.0% of net sales. The remaining 4.2% of net sales consisted of service and software revenue.

International sales accounted for 42.2% of net sales in 1997, compared with 41.3% of net sales in 1996. The Company opened sales offices in France, Germany and Singapore (2 facilities) in 1997. In 1996, the Company opened a sales office in Miami, Florida, to serve Central and South American markets.

Gross profit was $143,708,000, up 22.8% from the gross profit of $117,013,000 for 1996. As a percentage of net sales, gross profit increased 2.1 percentage points to 48.4% from 46.3%. The increase in gross profit margin was due to a decrease in printer component costs, offset in part by a $544,000 provision for certain excess component inventories related to the phase-out of a printer program with a key customer.

Selling and marketing expenses of $33,017,000 increased 16.0% from $28,461,000. As a percentage of net sales, selling and marketing expenses decreased to 11.1% from 11.3%. Growth in selling and marketing expenses occurred because of higher expenses related to the opening of new international and domestic sales offices, the opening of a new distribution facility in the United Kingdom, and expansion of the Company's card printer facility in France. Selling and marketing expenses also increased as a result of advertising and promotional expenses related to the introduction of new products.

Research and development expenses increased 18.2% to $17,911,000 from $15,159,000. This increase is primarily related to higher staffing levels to support more aggressive new product development efforts. As a percentage of sales, research and development expenses was unchanged at 6.0%.

General and administrative expenses increased by 50.5% to $21,518,000 from $14,299,000. The Company incurred higher expenses for increased staffing levels, greater use of professional services, and certain project costs related to implementation of the Company's enterprise-wide software system. As a percentage of net sales, general and administrative expenses increased to 7.2% from 5.7%.

In 1996, the Company incurred charges for acquired in-process technology of $3,617,000, related to the acquisition of Fenestra Computer Services and Privilege, S.A. In addition, $1,344,000 is reflected in merger costs for legal and other costs associated with business combinations, either attempted or completed. No such costs were recorded in 1997.

Other income increased 112.5% to $13,963,000 from $6,570,000. This growth was principally due to a $7,137,000 increase in investment income, which includes a one-time gain of $5,458,000 recorded in the first quarter of 1997 from the sale by the

Company of 350,000 shares of Norand Corporation common stock. Excluding this gain, investment income would have increased $1,679,000, or 26.3%, as a the result of realized and unrealized gains on the Company's investment portfolio.

Income from continuing operations before income taxes was $85,225,000, compared with $60,703,000, an increase of $24,522,000, or 40.4%. Excluding the previously discussed one-time investment gain recognized in the first quarter of 1997, income from continuing operations before taxes increased 31.4%.

The effective income tax rate for 1997 was 36.1%, compared with 37.5% for 1996. The provision for income taxes for 1996 includes the effect of the write-off of certain acquired in-process technology and acquisition costs, which was not deductible for income tax purposes, the utilization of certain tax credits, and the reduction of the deferred tax valuation allowance. Excluding these effects, the Company's effective tax rate for 1996 would have been 35.4%.

Income from continuing operations for 1997 was $54,447,000, or $1.76 per basic share and $1.74 per diluted share. For 1996, income from continuing operations was $37,952,000, or $1.24 per basic share and $1.21 per diluted share.

DISCONTINUED OPERATIONS
During 1997, the Company decided to discontinue the operations of its Zebra Technologies VTI subsidiary (Zebra VTI), which developed bar code label design software targeted at the small business market and distributed through PC distributors and catalogs. A one-time charge of $2,363,000, net of applicable tax benefit, was recorded in the second quarter of 1997 to cover expected product returns, provisions for slow-moving and obsolete inventory, estimated contingent liabilities, and the write-off of remaining goodwill and other intangible assets. Remaining business records and assets were transferred to other portions of the Company. Financial results for prior quarters were revised to reflect the discontinued operations. The Company originally acquired Zebra VTI in July 1995.

LIQUIDITY AND CAPITAL RESOURCES
Internally generated funds from operations are the primary source of liquidity for the Company. As of December 31, 1998, the Company had $162,668,000 in cash and marketable securities, compared with $139,320,000 at the end of 1997.

The Company has a $6,000,000 unsecured line of credit plus an additional $4,000,000 unsecured revocable line of credit with its bank. These credit facilities are priced at either the prime rate or 100 basis points over the London Interbank Offered Rate (LIBOR), at the Company's discretion. As of December 31, 1998, the Company had borrowings of $184,700 outstanding under its lines of credit. The Company also has a revolving credit facility that allows the Company to borrow up to $10,000,000 on an unsecured basis. Borrowings under the revolving credit facility bear interest at the bank's prime rate. The Company did not use this revolving credit facility during 1998.

Capital expenditures in 1998 were $25,586,000, compared with $10,270,000 in 1997 and $11,274,000 in 1996. The increase in capital expenditures in 1998 includes purchases of new manufacturing and distribution facilities in Camarillo, California (purchased in conjunction with the Eltron merger), and Preston, the United Kingdom, as well as expenditures on computer hardware and software, including the Company's new enterprise-wide resource planning (ERP) system. Management believes that existing capital resources and funds generated from operations are sufficient to finance anticipated capital requirements.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. This pronouncement will require the Company to recognize derivatives on its balance sheet at fair value. Changes in the fair values of derivatives that qualify as cash flow hedges will be recognized in other comprehensive income until the hedged item is recognized in earnings. The Company expects that this new standard will not have a significant effect on its results of operations. SFAS 133 is effective for fiscal years beginning after June 15, 1999.

YEAR 2000 CONSIDERATIONS
INTERNAL SYSTEMS. Management believes that substantially all of Zebra's critical internal computer systems and technical infrastructure is presently Year 2000
(Y2K) compliant and that those systems not presently compliant will be brought into compliance in sufficient time to avoid adverse business consequences as the result of the Year 2000. Among the systems not compliant as of December 31, 1998, are the Company's internal payroll system utilized at its Vernon Hills headquarters facility, and the manufacturing control software used in its Preston label conversion facility in the UK. Both systems are scheduled for replacement or upgrade during 1999 to bring them into compliance by the end of the third quarter of 1999. A variety of sub-systems were also non-compliant as of December 31, 1998. These typically require the installation of a software upgrade or patch and do not, in management's opinion, present a serious obstacle to achieving Y2K compliance by year-end.

PRODUCTS. The Company has reviewed its entire product line for Year 2000 compliance issues and has identified those products that will be affected. In general, Year 2000 issues do not affect the company's printer products because they contain no internal clock or timing mechanism. The Company's current software products are all Y2K compliant, although in some cases previous versions were not. In addition, the Company's PC-470 printer controller contains a real-time clock that must be reset to function properly after January 1, 2000. In all cases where products are not Y2K compliant, customers have been notified via letter or postings on the Company's web site about any corrective action that is needed, including, where appropriate, a requirement to upgrade certain software products.

SUPPLIERS. The Company surveyed each of its significant suppliers to determine their ability to provide necessary products and services that are critical to business continuation through Y2K. To date 125 suppliers deemed critical to the business have been surveyed and 116 have affirmed positively that they would be Y2K compliant and that there would be no impact on their ability to supply the Company due to Y2K problems. The Company is pursuing responses from the remaining nine suppliers. Despite these assurances of compliance, the Company does not warrant the performance of its suppliers. The failure by one or more significant suppliers to achieve compliance could have a material adverse effect on the Company. The Company has not undertaken to quantify the effect of such possible non-compliance or to determine the likely worst-case scenario or to develop contingency plans to deal with such a scenario.

Management estimates that it will have incurred approximately $400,000 of costs to ensure Y2K compliance by December 31, 1999. This includes $200,000 of direct expenditures to upgrade its systems and products and $200,000 of management and internal technical support to upgrade systems and ensure the status of compliance within the Company's supplier base. This estimate does not include the cost of new systems or system upgrades that were made for reasons other than Y2K compliance but included Y2K compliance as part of the upgrade package. Specifically excluded from the cost of Y2K compliance is the cost of the Company's recent conversion to the Baan ERP system and the cost of its new payroll/human resources system, both of which were made for reasons other than Y2K compliance.

SIGNIFICANT CUSTOMERS
For the year ended December 31, 1998, sales to United Parcel Service (UPS), one of the Company's direct customers, accounted for 10.3% of the Company's net sales.

SAFE HARBOR
Forward-looking statements contained in this filing are subject to the safe harbor created by the Private Securities Reform Act of 1995 and are highly dependent upon a variety of important factors which could cause actual results to differ materially from those reflected in such forward looking statements. These factors include market acceptance of the Company's products and competitors' product offerings. They also include the success and speed of the Company's integration with Eltron International, as well as the effect of market conditions in the Asia-Pacific region on the Company's financial results. Profits will be affected by the Company's ability to control manufacturing and operating costs. Due to the Company's large investment portfolio, interest rate and financial market conditions will also have an impact on results. Foreign exchange rates will have an effect on financial results because of the large percentage of the Company's international sales. When used in this document and documents referenced, the words "anticipate," "believe," "estimate," and "expect" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. Readers of this document are referred to prior filings with the Securities and Exchange Commission, including Zebra's joint proxy statement/prospectus dated September 21, 1998, particularly the "Risk Factors" section, for further discussions of issues that could affect the Company's future results.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

INTEREST RATE RISK
The Company is exposed to the impact of changes in interest rates because of its large investment portfolio. As stated in the Company's written investment policy, the Company's investment portfolio is viewed as a strategic resource that will be managed to achieve above market rates of return in exchange for accepting a prudent amount of incremental risk, which includes the risk of interest rate movements. Risk tolerance is constrained by an overriding objective to preserve capital across each quarterly reporting cycle.

The Company mitigates interest rate risk with an investment policy that requires the use of outside professional investment managers, investment liquidity, broad diversification across investment strategies, and limits on the types of investment assets that may be used. Moreover, the policy requires strict due diligence of each manager both before employment and on an on-going basis.

FOREIGN EXCHANGE RISK
The Company conducts business in more than 90 countries throughout the world and, therefore, can be exposed to movements in foreign exchange rates. Currency exposures are related only to the U.S. dollar/U.K. pound sterling exchange rate arising from invoicing European customers in pounds sterling from the Company's U.K. office and to the U.S. dollar/Japanese yen exchange rate arising from purchases of some thermal transfer ribbons denominated in yen. There is no foreign exchange risk associated with the Company's investment portfolio.

The Company manages its foreign exchange exposure through a policy of selective hedging. This policy involves selling forward up to 180 days, projected remittances in pounds sterling from the Company's U.K. subsidiary. The Company also purchases a limited number of yen contracts to hedge the cost of yen-denominated invoices from certain suppliers. This policy mitigates, but does not eliminate, the impact of exchange movements on the value of future cash flows. Thus, adverse movements in either the pound or the yen in relation to the dollar can directly impact the Company's financial results. All foreign exchange contracts are executed by the corporate treasury department only with major financial institutions. Under no circumstances does the Company enter into any type of foreign exchange contract for trading or speculative purposes.

EQUITY PRICE RISK
The Company does not generally invest in marketable equity securities, except as part of its acquisition strategy, although one of its investment managers utilizes a market neutral strategy that involves offsetting long-short equity positions. The Company held no direct equity positions as of December 31, 1998.

The Company utilizes a "Value-at-Risk" (VaR) model to determine the maximum potential one-day loss in the fair value of its interest rate, foreign exchange and equity price sensitive instruments.

The following table sets forth the impact of a 1% movement in interest rates on the value of the Company's investment portfolio as of December 31, 1998. Similarly, the impact of a 1% change in the value of all equity positions held by the Company's investment managers is tabulated. The impact of a 1% movement in the dollar/pound and dollar/yen rates is measured as if the Company did NOT engage in the selective hedging practices described above and is based on the actual yen obligations of the Company as of December 31, 1998, and the present value of the projected average monthly remittances from the Company's U.K. subsidiary for the first quarter of 1999.

Interest rate sensitive instruments          $811,300

Foreign exchange
     Dollar/pound                             $17,500
     Dollar/yen                               $12,800

Equity price sensitive instruments            $48,400

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
The financial statements and schedule of the Company are annexed to this Report as pages F-2 through F-22. An index to such materials appears on page F-1.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
Not applicable.

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

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K The financial statements and schedule filed as part of this report are listed in the accompanying Index to Financial Statements and Schedule. The exhibits filed as a part of this report are listed in the accompanying Index to Exhibits.

The Company filed a Current Report on Form 8-K dated October 28, 1998, to report the Company's consummation of its merger with Eltron International, Inc. (Items 2 and 7 of Form 8-K).

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March, 1999.


         ZEBRA TECHNOLOGIES CORPORATION
                                                By:  /s/Edward L. Kaplan
                                                    ---------------------------
                                                        Edward L. Kaplan
                                                         CHAIRMAN AND
                                                      CHIEF EXECUTIVE OFFICER

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Report has been signed below by the following persons in the capacities and on the dates indicated.

SIGNATURE                          TITLE                                            DATE
/s/Edward L. Kaplan                Chief Executive Officer and                      March 29, 1999
---------------------------        Chairman of the Board of Directors
    Edward L. Kaplan               (Principal Executive Officer)


/s/Donald K. Skinner               Vice Chairman of the Board                       March 29, 1999
---------------------------        of Directors
    Donald K. Skinner

/s/Gerhard Cless                   Executive Vice President,                        March 29, 1999
---------------------------        Secretary and Director
    Gerhard Cless

/s/Charles R. Whitchurch           Chief Financial Officer and Treasurer            March 29, 1999
---------------------------        (Principal Financial and Accounting
    Charles R. Whitchurch          Officer)


/s/Christopher G. Knowles          Director                                         March 29, 1999
---------------------------
    Christopher G. Knowles

/s/David P. Riley                  Director                                         March 29, 1999
---------------------------
    David P. Riley

/s/Michael A. Smith                Director                                         March 29, 1999
---------------------------
    Michael A. Smith

                                INDEX TO EXHIBITS

           3.1           (1)   Certificate of Incorporation of the Registrant.
           3.2           (2)   Bylaws of the Registrant.
           3.3           (4)   Amendment to Bylaws of the Registrant.
           4.0           (2)   Specimen stock certificate representing Class A Common Stock.
           10.1          (9)   1997 Stock Option Plan +
           10.2          (3)   Stock Purchase Plan (as Amended and Restated). +
           10.3          (2)   Form of Indemnification Agreement between the Registrant and each of its directors.
           10.4          (2)   Lease between the Registrant and Unique Building Corporation for the Registrant's facility in
                               Vernon Hills, Illinois, as amended.
           10.5          (2)   Employment Agreement between the Registrant and Clive P. Hohberger. +
           10.6          (2)   Guaranty by the Registrant of certain obligations.
           10.7          (2)   Forms of Distributor Agreement.
           10.8          (9)   Directors' Stock Option Plan.+
           10.9          (4)   Employment Agreement between the Registrant and Charles R. Whitchurch. +
           10.10         (4)   Form of Authorized Zebra Solution Center Agreement.
           10.11         (4)   Credit Agreement with American National Bank and Trust Company of Chicago.
           10.12         (4)   Description of Executive Officer Bonus Plan. +
           10.13         (5)   Amendment to the lease between the Registrant and Unique Building Corporation for the
                               Registrant's facility in Vernon Hills, Illinois, dated April 1, 1993.
           10.14         (6)   Amendment to the lease between the Registrant and Unique Building Corporation for the
                               Registrant's facility in Vernon Hills, Illinois, dated December 1, 1994.
           10.15         (8)   Amendment to the lease between the Registrant and Unique Building Corporation for the
                               Registrant's facility in Vernon Hills, Illinois, dated June 1, 1996.
           10.16         (8)   Amendment to the lease between the Registrant and Unique Building Corporation for the
                               Registrant's facility in Vernon Hills, Illinois, dated June 2, 1996.
           10.17         (7)   Employment Agreement between the Registrant and Jack A. LeVan. +
           10.18        (10)   Employment Agreement between the Registrant, Eltron, and Donald K. Skinner. +
           21.0                Subsidiaries of the Registrant.
           23.1                Report and Consent of KPMG LLP, independent auditors (included on page F-24 of this Annual
                               Report on Form 10-K).
           23.2                Consent of PricewaterhouseCoopers LLP, independent accountants.
           27.1                Financial Data Schedule--Fiscal Year Ended December 31, 1998.
           27.2                Restated Financial Data Schedule--Fiscal Years Ended December 31, 1997 and 1996.
           99                  Report of Independent Accountants

(1) Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Registration Statement on Form S-3, File No. 333-33315, and incorporated herein by reference.
(2) Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Registration Statement on Form S-1, as amended, File No. 33-41576, and incorporated herein by reference.
(3) Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Registration Statement on Form S-8, as amended, File No. 33-44706, and incorporated herein by reference.
(4) Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, and incorporated herein by reference.
(5) Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, and incorporated herein by reference.
(6) Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, and incorporated herein by reference.
(7) Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, and incorporated herein by reference.
(8) Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, and incorporated herein by reference.
(9) Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, and incorporated herein by reference.
(10) Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Registration Statement on Form S-4, as amended, File No. 333-60241, and incorporated herein by reference.
+ Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.

                 ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES


                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

                                                                                                                 Page
                                                                                                                 ----
Financial Statements

     Independent Auditors' Report                                                                                 F-2

     Consolidated Balance Sheets as of December 31, 1998 and 1997                                                 F-3

     Consolidated Statements of Earnings for the Years ended December 31, 1998, 1997 and 1996                     F-4

     Consolidated Statements of Comprehensive Income
       for the Years ended December 31, 1998, 1997 and 1996                                                       F-5

     Consolidated Statements of Stockholders' Equity for the Years ended December 31, 1998, 1997 and 1996         F-6

     Consolidated Statements of Cash Flows for the Years ended December 31, 1998, 1997 and 1996                   F-7

     Notes to Consolidated Financial Statements                                                                   F-8

Financial Statement Schedule

     The following financial statement schedule is included herein:

     Schedule II - Valuation and Qualifying Accounts                                                             F-22

     Report and Consent of Independent Auditors                                                                  F-24

     Consent of Independent Accountants                                                                          F-25

Report of Independent Accountants                                                                                F-28

ALL OTHER FINANCIAL STATEMENT SCHEDULES ARE OMITTED BECAUSE THEY ARE NOT APPLICABLE OR THE REQUIRED INFORMATION IS SHOWN IN THE CONSOLIDATED FINANCIAL STATEMENTS OR NOTES THERETO.

                          INDEPENDENT AUDITORS' REPORT




         The Board of Directors and Shareholders
         Zebra Technologies Corporation:

              We have audited the accompanying consolidated balance sheets of Zebra Technologies Corporation and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of earnings, comprehensive income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of Eltron International, Inc., a wholly-owned subsidiary, which statements reflect total assets constituting 25 percent as of December 31, 1997 and net sales constituting 35 percent in 1997 and 1996, of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to the amounts for Eltron International, Inc., is based solely on the report of the other auditors.

              We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide, and the report of the other auditors, a reasonable basis for our opinion.

              In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Zebra Technologies Corporation and Subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.


                                                   KPMG LLP
         Chicago, Illinois
         February 24, 1999

                         ZEBRA TECHNOLOGIES CORPORATION

                           CONSOLIDATED BALANCE SHEETS
             (Amounts in thousands, except share and per share data)

                                                                                  DECEMBER 31,    DECEMBER 31,
                                                                                     1998            1997
                                                                                ---------------  --------------
                                           ASSETS
Current assets:
     Cash and cash equivalents                                                     $ 11,391        $ 10,925
     Investments and marketable securities                                          151,277         128,395
     Accounts receivable, net of allowance of $2,156 in 1998 and $2,130 in 1997      57,654          51,608

     Inventories                                                                     39,684          43,860
     Deferred income taxes                                                            5,137           6,111
     Prepaid expenses                                                                 1,328           1,678
                                                                                   --------        --------
         Total current assets                                                       266,471         242,577
                                                                                   --------        --------

Property and equipment at cost, less
     accumulated depreciation and amortization                                       38,850          23,138
Other assets                                                                          4,681           4,732
                                                                                   --------        --------
                  TOTAL ASSETS                                                     $310,002        $270,447
                                                                                   --------        --------
                                                                                   --------        --------
                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                              $ 20,565        $ 17,069
     Accrued liabilities                                                             11,498          10,754
     Short-term note payable                                                            183             136
     Current portion of obligation under capital lease with related                      51              65
     party
     Income taxes payable                                                             4,486           4,691
                                                                                   --------        --------
         Total current liabilities                                                   36,783          32,715
                                                                                   --------        --------

Obligation under capital lease with related party, less current portion                  --              51
Long-term liability                                                                      36             263
Deferred income taxes                                                                 1,932             911
Other                                                                                   367             287
                                                                                   --------        --------
                  TOTAL LIABILITIES                                                  39,118          34,227
                                                                                   --------        --------

Shareholders' equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized,
    none outstanding                                                                   --              --
Class A Common Stock, $.01 par value; 50,000,000 shares
    authorized, 22,635,661 and 19,413,933 shares issued
    and outstanding in 1998 and 1997, respectively                                      227             194
Class B Common Stock, $.01 par value; 28,358,189 shares
    authorized, 8,619,919 and 11,600,937 shares issued
    and outstanding in 1998 and 1997, respectively                                       86             115
Additional paid-in capital                                                           49,850          55,918
Retained earnings                                                                   219,772         179,703
Accumulated other comprehensive income                                                  949             290
                                                                                   --------        --------
                                                                                   --------        --------
                  TOTAL SHAREHOLDERS' EQUITY                                        270,884         236,220
                                                                                   --------        --------
                  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $310,002        $270,447
                                                                                   --------        --------
                                                                                   --------        --------

See accompanying notes to consolidated financial statements.

                         ZEBRA TECHNOLOGIES CORPORATION

                       CONSOLIDATED STATEMENTS OF EARNINGS
              (Amounts in thousands, except share and per share data)

                                                                               YEAR ENDED DECEMBER 31,
                                                                    ---------------------------------------------
                                                                      1998              1997             1996
                                                                    ---------         ---------         ---------
Net sales                                                           $ 335,983         $ 297,100         $ 252,487
Cost of sales                                                         180,173           153,392           135,474
                                                                    ---------         ---------         ---------
Gross profit                                                          155,810           143,708           117,013
Operating expenses:
   Selling and marketing                                               36,052            33,017            28,461
   Research and development                                            21,428            17,911            15,159
   General and administrative                                          28,614            21,518            14,299
   Merger costs                                                         8,080              --               1,344
   Acquired in-process technology                                        --                --               3,617
                                                                    ---------         ---------         ---------
Total operating expenses                                               94,174            72,446            62,880
                                                                    ---------         ---------         ---------

Operating income                                                       61,636            71,262            54,133
                                                                    ---------         ---------         ---------
Other income (expense):
   Investment income                                                    4,005            13,520             6,383
   Interest expense                                                      (425)              (86)             (116)
   Other, net                                                            (195)              529               303
                                                                    ---------         ---------         ---------
Total other income                                                      3,385            13,963             6,570
                                                                    ---------         ---------         ---------

Income from continuing operations before income taxes                  65,021            85,225            60,703

Income taxes                                                           24,952            30,778            22,751
                                                                    ---------         ---------         ---------

Income from continuing operations                                      40,069            54,447            37,952
                                                                    ---------         ---------         ---------

Discontinued operations
   Loss from discontinued operation (less applicable
      income tax benefit of $372 and $815 in 1997 and 1996)              --              (1,692)           (1,938)

   Loss on disposal of discontinued operations, including
      provision for operating losses during phase-out period
      (less applicable income tax benefit of $615 in 1997)               --                (963)             --
                                                                    ---------         ---------         ---------
Net income                                                          $  40,069         $  51,792         $  36,014
                                                                    ---------         ---------         ---------
                                                                    ---------         ---------         ---------
Basic earnings per share from continuing operations                 $    1.30         $    1.76         $    1.24
Diluted earnings per share from continuing operations               $    1.29         $    1.74         $    1.21

Basic earnings per share                                            $    1.30         $    1.68         $    1.17
Diluted earnings per share                                          $    1.29         $    1.65         $    1.15

Basic weighted average shares outstanding                              30,919            30,897            30,696
Diluted weighted average and equivalent shares outstanding             31,176            31,380            31,269


See accompanying notes to consolidated financial statements.

                         ZEBRA TECHNOLOGIES CORPORATION

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (Amounts in thousands)

                                                                                 YEAR ENDED DECEMBER 31,
                                                                          ---------------------------------------
                                                                           1998            1997             1996
                                                                          -------        --------         -------
Net income                                                                $40,069        $ 51,792         $36,014

Other comprehensive income (loss):
     Foreign currency translation adjustment                                  659            (946)          1,474
     Unrealized holding gains (losses) on investments:
        Net change in unrealized holding gains for the period,
        net of income tax expense of $3 and $625 in 1997 and 1996            --                 6           1,160
                                                                          -------        --------         -------
Comprehensive income                                                      $40,728        $ 50,852         $38,648
                                                                          -------        --------         -------
                                                                          -------        --------         -------


See accompanying notes to consolidated financial statements.

                         ZEBRA TECHNOLOGIES CORPORATION

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (Amounts in thousands)

                                                                                              ACCUMULATED OTHER
                                                                                                COMPREHENSIVE
                                                                                                    INCOME
                                                                                        ----------------------------
                                         CLASS A   CLASS B    ADDITIONAL                  UNREALIZED     CUMULATIVE
                                          COMMON   COMMON      PAID-IN       RETAINED    HOLDING LOSS    TRANSLATION
                                          STOCK     STOCK      CAPITAL       EARNINGS   ON INVESTMENTS    ADJUSTMENT     TOTAL
-------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995               $169     $ 137      $ 53,571      $  91,917      ($1,166)     ($  238)     $ 144,390
-------------------------------------------------------------------------------------------------------------------------------
Adjustment to retained earnings as a
   result of business combination           --       --            --              (20)        --           --              (20)
Issuance of 56,815 shares of
   Class A Common stock                     --       --             742           --           --           --              742
Issuance of 152,403 shares of
   Class B Common stock                     --          1           446           --           --           --              447
Conversion of 2,658 shares of
   Class B Common Stock to 2,658
   shares of Class A Common stock           --       --            --             --           --           --             --
Cancellation of 20,575 shares of Class
   B Common Stock in connection with
   RJS merger                               --       --            (776)          --           --           --             (776)
Tax benefit resulting from exercise of
   options                                  --       --             576           --           --           --              576
Net Income                                  --       --            --           36,014         --           --           36,014
Foreign currency translation adjustment     --       --            --             --           --          1,474          1,474
Unrealized holding gain on
      investments                           --       --            --             --          1,160         --            1,160
-------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996                169       138        54,559        127,911           (6)       1,236        184,007
-------------------------------------------------------------------------------------------------------------------------------
Issuance of 64,165 shares of
   Class A Common stock                       1      --             970           --           --           --              971
Issuance of 144,978 shares of
   Class B Common stock                     --          1         1,011           --           --           --            1,012
Conversion of 2,424,795 shares of
   Class B Common Stock to 2,424,795
   shares of Class A Common stock            24       (24)         --             --           --           --             --
Settlement of litigation-
   Zebra Technologies VTI                   --       --          (1,372)          --           --           --           (1,372)
Cancellation of 6,715 shares of Class
   B Common Stock in connection with
   RJS merger                               --       --            (253)          --           --           --             (253)
Tax benefit resulting from exercise of
   options                                  --       --           1,003           --           --           --            1,003
Net income                                  --       --            --           51,792         --           --           51,792
Foreign currency translation adjustment     --       --            --             --           --           (946)          (946)
Unrealized holding gain on
   investments                              --       --            --             --              6         --                6
-------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                194       115        55,918        179,703         --            290        236,220
-------------------------------------------------------------------------------------------------------------------------------
Issuance of 55,578 shares of
   Class A Common stock                       1      --           1,181           --           --           --            1,182
Issuance of 229,290 shares of
   Class B Common stock                     --          3           566           --           --           --              569
Conversion of 3,187,641 shares of
   Class B Common Stock to 3,187,641
   shares of Class A Common stock            32       (32)         --             --           --           --             --
Elimination of intercorporate
investments
   In Eltron                                --       --          (8,092)          --           --           --           (8,092)
Tax benefit resulting from exercise
   of options                               --       --             277           --           --           --              277
Net income                                  --       --            --           40,069         --           --           40,069
Foreign currency translation adjustment     --       --            --             --           --            659            659
-------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998               $227     $  86      $ 49,850      $ 219,772      $  --        $   949      $ 270,884
-------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                         ZEBRA TECHNOLOGIES CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                                                                   YEAR ENDED DECEMBER 31
                                                                          ------------------------------------
                                                                            1998          1997          1996
                                                                          --------      --------      --------
Cash flows from operating activities:
     Net income                                                           $ 40,069      $ 51,792      $ 36,014
     Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
         Depreciation and amortization                                      10,248         7,002         5,515
         Acquired in-process technology                                       --            --           3,617
         Depreciation (appreciation)
            in market value of investments & marketable securities           1,085        (5,973)       (2,483)
         Deferred income taxes                                               1,995        (3,761)          103
         Discontinued operations                                              --          (3,371)         --
         Changes in assets and liabilities, net of businesses acquired
              Accounts receivable, net                                      (6,046)       (3,645)      (12,713)
              Inventories                                                    4,176        (5,409)       (6,208)
              Other assets                                                    (294)       (1,007)          267
              Accounts payable                                               3,496        (2,172)        1,011
              Accrued expenses                                                 744         3,909           906
              Income taxes payable                                            (205)        1,944          (317)
              Other operating activities                                       430           339           978
              Investments and marketable securities                        (23,967)      (37,853)      (24,154)
                                                                          --------      --------      --------
                  Net cash provided by operating activities                 31,731         1,795         2,536
                                                                          --------      --------      --------

Cash flows from investing activities:
     Purchases of property and equipment                                   (25,615)      (10,241)      (11,274)
     Payment for acquisitions                                                 --            --          (4,158)
     Purchase of investments and marketable securities                        --         (14,549)      (14,930)
     Sales of investments and marketable securities                           --          27,304        22,802
                                                                          --------      --------      --------
                  Net cash provided by (used in) investing activities      (25,615)        2,514       (7,560)
                                                                          --------      --------      --------

Cash flows from financing activities:
     Proceeds from exercise of stock options                                 2,028         1,983           923
     Common stock retired in Eltron merger                                  (8,092)         --            --
     Common stock purchased in connection with RJS merger                     --            --            (776)
     Repayment of notes payable                                               (180)         (819)         (825)
     Payments for obligation under capital lease                               (65)          (61)          (59)
                                                                          --------      --------      --------
                  Net cash provided by (used in) financing activities       (6,309)        1,103          (737)

                                                                          --------      --------      --------

Effect of exchange rate changes on cash                                        659          (946)        1,474
                                                                          --------      --------      --------

Net increase (decrease) in cash and cash equivalents                           466         4,466        (4,287)
Cash and cash equivalents at beginning of year                              10,925         6,459        10,746
                                                                          --------      --------      --------
Cash and cash equivalents at end of year                                  $ 11,391      $ 10,925      $  6,459
                                                                          --------      --------      --------
                                                                          --------      --------      --------
Supplemental disclosures of cash flow information:
 Interest paid                                                            $    425      $     85      $    116
 Income taxes paid                                                          22,624        30,060        21,853

Supplemental disclosures of noncash transactions:
     Tax benefit arising from exercise of options                              277         1,003           576
     Assumption of liabilities and obligations in connection
        with acquisition of Privilege, S.A                                    --            --           1,323
     Cancellation of shares issued in connection with RJS merger              --            (253)         --

See accompanying notes to consolidated financial statements.

                         ZEBRA TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Amounts in thousands)

NOTE 1 DESCRIPTION OF BUSINESS
Zebra Technologies Corporation and its wholly-owned subsidiaries (the Company) design, manufacture, sell, and support a broad line of bar code label and plastic card printers, self-adhesive labeling materials, plastic card supplies, thermal transfer ribbons and bar code label design software. These products are used principally in automatic identification (auto ID), data collection and personal identification applications and are distributed world-wide through a multi-channel reseller network to a wide cross section of industrial, service and government organizations.

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

INVESTMENTS AND MARKETABLE SECURITIES. Investments and marketable securities at December 31, 1998, consisted of U.S. government securities, state and municipal bonds, partnership interests, and equity securities, which are held indirectly in diversified funds actively managed by investment professionals. The Company applies the provisions of Statement of Financial Accounting Standards No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES (FASB 115). Under FASB 115, the Company classifies its debt and marketable equity securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities that the Company has the ability and intent to hold until maturity. All securities not included in trading or held-to-maturity are classified as available-for-sale.

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

PROPERTY AND EQUIPMENT. Property and equipment is stated at cost. Depreciation and amortization is computed primarily using the straight-line method over the estimated useful lives of the various classes of property and equipment, which is 30 years for buildings and range from 3 to 10 years for machinery and equipment. Property and equipment held under a capital lease is amortized using the straight-line method over the shorter of the lease term or estimated useful life of the asset.

INCOME TAXES. The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, ACCOUNTING FOR INCOME TAXES (FASB
109). Under the asset and liability method of FASB 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FASB 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

ADVERTISING. Advertising costs are expensed as incurred. Advertising expenses for the years ended December 31, 1998, 1997, and 1996 totaled $3,931,000, $4,767,000 and $4,070,000, respectively.

WARRANTY. The Company provides warranty coverage of up to one year on printers against defects in material and workmanship. A provision for warranty expense is recorded at the time of shipment. To date, the Company has not experienced any significant warranty claims.

STOCK-BASED COMPENSATION. The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES.

RECLASSIFICATIONS. Certain amounts in the prior period financial statements have been reclassified to conform to the current period's presentation.

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

FOREIGN CURRENCY TRANSLATION. The balance sheets of the Company's foreign subsidiaries are translated into U.S. dollars using the year-end exchange rate, and statement of earnings items are translated using the average exchange rate for the year. The resulting translation gains or losses are recorded as a separate component of shareholders' equity as a cumulative translation adjustment.

NOTE 3 BUSINESS COMBINATIONS
ELTRON. On October 28, 1998, the Company acquired all of the outstanding capital stock of Eltron International, Inc. (Eltron), a manufacturer of bar code printers and related accessories, in exchange for 6,916,951 shares of the Company's Class B Common Stock (see Note 14 for information concerning the Company's Common Stock), which had a market value of approximately $201 million at the time of the acquisition.

The acquisition was accounted for as a pooling of interests and, accordingly, the consolidated financial statements have been restated as if the companies had been combined for all periods presented. Merger costs reported in the consolidated statement of earnings for the year ended December 31, 1998 include investment banking and other professional fees, write-downs of certain assets, employee severance, and other acquisition related charges. Included in accrued liabilities as of December 31, 1998, is $1,181,000 related to these costs.

The following information (in thousands) reconciles net sales and income from continuing operations of the companies as previously reported in the companies' Annual Report on Form 10-K for the year ended December 31, 1997 with the amounts presented in the accompanying consolidated statements of earnings for the years ended December 31, 1997 and 1996, as well as the separate results of operations of Eltron for the period from January 1, 1998 through October 28, 1998, representing the period in 1998 preceding the acquisition.

                                 1998                              1997                             1996
                     ------------------------------    -----------------------------   -------------------------------
                                       Income                           Income                            Income
                                   from continuing                  from continuing                   from continuing
                      Net sales      operations         Net sales     operations         Net sales      operations
                     -------------------------------   ------------------------------  --------------------------------
Zebra(*)                                                 $192,071        $42,810          $163,977          $30,853
Eltron                  $100,043         $9,090           105,029         11,637            88,510            7,099
                                                       ------------------------------  --------------------------------
Total                                                    $297,100        $54,447          $252,487          $37,952

(*) Represents the historical results of Zebra without considering the effect of the pooling of interests business combination with Eltron.

PRIVILEGE, S.A. Effective January 1, 1996, the Company purchased all of the outstanding capital stock of Privilege, S.A. (Privilege), a French company primarily engaged in the design, manufacture and distribution of custom plastic card printers. This transaction has been accounted for as a purchase, and acquired in-process technology valued at $2.5 million was expensed immediately. The purchase price paid by the Company was approximately $3.2 million in cash and the assumption of approximately $1.3 million in trade liabilities and debt. The assets acquired by the Company consisted of trade receivables, inventories, equipment and technology. The results of operations relating to Privilege are included with those of the Company from January 1, 1996.

RJS, INCORPORATED. Effective March 1, 1996, the Company acquired RJS, Incorporated (RJS) in a business combination accounted for as a pooling of interests. RJS is a manufacturer of bar code label printers, bar code verifiers and verified printing systems located in Monrovia, California.

In January 1998, Printronix Inc., a leading manufacturer of computer printers, acquired the assets and rights to the bar code verification business and the RJS name from the Company for approximately $2.8 million. In the first quarter of 1998, the Company recorded a tax affected gain on the sale of approximately $250,000. The Company retained the rights to the in-line verification technology for use in its line of integrated verified printing systems, as well as the QualaBar and ThermaBar industrial printer lines.

NOTE 4 EARNINGS PER SHARE
For the years ended December 31, 1998, 1997, and 1996, earnings per share were computed in accordance with Statement of Financial Accounting Standards No. 128, which the Company adopted during the fourth quarter of 1997. Earnings per share are calculated as follows:

                                                              1998           1997          1996
                                                         -------------------------------------------
BASIC EARNINGS PER SHARE:
Income from continuing operations                            $40,069       $54,447       $37,952
Weighted average common shares outstanding                    30,919        30,897        30,696
     Per share amount                                          $1.30         $1.76         $1.24

DILUTED EARNINGS PER SHARE:
Income from continuing operations                            $40,069       $54,447       $37,952
Weighted average common shares outstanding                    30,919        30,897        30,696
Add:  Effect of dilutive securities - stock options              257           483           573
                                                         -------------------------------------------
Diluted weighted average and
   equivalent common shares outstanding                       31,176        31,380        31,269
     Per share amount                                          $1.29         $1.74         $1.21

The potentially dilutive securities, which were excluded from the earnings per share calculation, consisted of stock options for which the exercise price was greater than the average market price of the Class A common stock, amounting to 227,250, 246,855 and 178,000 at December 31, 1998, 1997 and 1996,
respectively.

NOTE 5 INVESTMENTS AND MARKETABLE SECURITIES
The amortized cost, gross unrealized holding gains, gross unrealized holding losses and aggregate fair value of investment securities at December 31, 1998 were as follows:

                                                                          Gross               Gross
                                                        Amortized       Unrealized          Unrealized
                                                          Cost         Holding Gains      Holding Losses       Fair Value
                                                        -----------------------------------------------------------------
     Available for sale:
         State and municipal bonds                      $  6,928             --                  --             $  6,928
     Trading Securities:
         U.S. government and agency securities             8,981              147                  (6)             9,122
         State and municipal bonds                        82,869              469                 (30)            83,308
         Equity securities                                16,456              589                (117)            16,928
         Partnership interests                            24,500            3,162                --               27,662
         Other                                             7,487             --                  (158)             7,329
                                                        -----------------------------------------------------------------
                                                         140,293            4,367                (311)           144,349
                                                        -----------------------------------------------------------------
                                                        $147,221          $ 4,367           $    (311)          $151,277
                                                        -----------------------------------------------------------------
                                                        -----------------------------------------------------------------

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and aggregate fair value of investment securities at December 31, 1997 were as follows:

                                                                          Gross               Gross
                                                        Amortized       Unrealized          Unrealized
                                                          Cost         Holding Gains       Holding Losses     Fair Value
                                                        -----------------------------------------------------------------
     Available for sale:
         State and municipal bonds                      $  6,696             --                  --             $  6,696
     Trading Securities:
         U.S. government and agency securities            12,163              311                  (4)            12,470
         State and municipal bonds                        63,584              231                 (49)            63,766
         Equity securities                                 7,812              431                  (8)             8,235
         Partnership interests                            19,500            4,313                --               23,813
         Other                                            13,499             --                   (84)            13,415
                                                        -----------------------------------------------------------------
                                                         116,558            5,286                (145)           121,699
                                                        -----------------------------------------------------------------
                                                        $123,254          $ 5,286           $    (145)          $128,395
                                                        -----------------------------------------------------------------
                                                        -----------------------------------------------------------------

The contractual maturities of debt securities at December 31, 1998 were as follows:

                                                         Fair Value
                                                       (In thousands)
                                                        -------------
 Due within one year                                      $  59,724
 Due after one year through five years                       37,195
 Due after five years                                         9,768
                                                        -------------
                                                          $ 106,687
                                                        -------------
                                                        -------------

Using the specific identification method, the proceeds and realized gains on the sales of an available-for-sale security during 1997 were $11,506,000 and $5,458,000, respectively.

NOTE 6 RELATED-PARTY TRANSACTIONS
Unique Building Corporation (Unique), an entity controlled by certain officers and shareholders of the Company, leases a facility and equipment to the Company under a lease described in Note 11. Management believes that the lease payments are substantially consistent with amounts that could be negotiated with third parties on an arm's-length basis.

Interest expense and lease payments related to the leases were included in the consolidated financial statements as follows (in thousands):

                                                              Unique           Interest
                                                             Operating        Expense on
                                                          Lease Payments    Unique Capital
                                                                                Lease
                                                          ---------------- -----------------
1998                                                          $1,323              $4
1997                                                           1,261              7
1996                                                           1,227              10


NOTE 7 INVENTORIES
The components of inventories are as follows (in thousands):

                                                                    December 31,
                                                          ----------------------------------
                                                               1998              1997
                                                          ---------------- -----------------
Raw material                                                  $21,292          $28,350
Work in process                                                 2,838            3,684
Finished goods                                                 15,554           11,826
                                                          ---------------- -----------------
Total inventories                                             $39,684          $43,860
                                                          ---------------- -----------------
                                                          ---------------- -----------------

NOTE 8 PROPERTY AND EQUIPMENT
Property and equipment, which includes assets under capital leases, is comprised of the following (in thousands):

                                                                    December 31,
                                                          ----------------------------------
                                                               1998              1997
                                                          ---------------- -----------------
Buildings                                                   $  10,256        $      --
Land                                                            1,910               --
Machinery, equipment and tooling                               25,005           20,696
Machinery and equipment under capital leases                      574              574
Furniture and office equipment                                  4,125            8,500
Computers and software                                         21,589           10,834
Automobiles                                                       514              505
Leasehold improvements                                          1,444            1,442
                                                          ---------------- -----------------
                                                               65,417           42,551
Less accumulated depreciation and amortization                 26,567           19,413
                                                          ---------------- -----------------
Net property and equipment                                  $  38,850        $  23,138
                                                          ---------------- -----------------
                                                          ---------------- -----------------

NOTE 9 INCOME TAXES
The provision for income taxes consists of the following (in thousands):

                                                               1998              1997             1996
                                                          ---------------- ----------------- ----------------
Current:
     Federal                                                  $17,194          $26,553           $17,356
     State                                                      2,822            3,599             2,229
     Foreign                                                    2,941            3,528             2,235
Deferred:
     Federal                                                    2,197           (3,250)              188
     State                                                       (202)            (627)              (72)
     Foreign                                                        -              116                --
                                                          ---------------- ----------------- ----------------
Total                                                         $24,952          $29,919           $21,936
                                                          ---------------- ----------------- ----------------
                                                          ---------------- ----------------- ----------------

The provision for income taxes differs from the amount computed by applying the U.S. statutory Federal income tax rate of 35%. The reconciliation of statutory and effective income taxes is presented below (in thousands):

                                                               1998              1997             1996
                                                          ---------------- ----------------- ----------------
Provision computed at statutory rate                          $22,747          $28,608           $20,283
State income tax (net of Federal tax benefit)                   2,044            2,284             1,557
Tax-exempt interest and dividend income                        (1,369)            (635)             (351)
Tax benefit of exempt foreign trade income                     (1,227)            (441)             (634)
Acquisition related items                                       1,006              109             1,347
Other                                                           1,751               (6)             (266)
                                                          ---------------- ----------------- ----------------
Provision for income taxes                                    $24,952          $29,919           $21,936
                                                          ---------------- ----------------- ----------------
                                                          ---------------- ----------------- ----------------

Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. Based on management's assessment, it is more likely than not that the deferred tax assets will be realized through future taxable earnings.

Temporary differences that give rise to deferred tax assets and liabilities are as follows (in thousands):

                                                                    December 31,
                                                          ----------------------------------
                                                               1998              1997
                                                          ---------------- -----------------
Deferred tax assets:
     Deferred rent-building                                 $       77       $      103
     Capital equipment lease                                        20               46
     Accrued vacation                                              595              340
     Inventory items                                             4,220            1,484
     Allowance for doubtful accounts                               667              577
     Net operating loss carryforwards                               --            1,222
     Other accruals                                                 --            3,451
     Acquisition related items                                     473              404
                                                          ---------------- -----------------
Gross deferred tax assets                                        6,052            7,627
     Valuation allowance                                            --             (427)
                                                          ---------------- -----------------
Net deferred tax assets                                          6,052            7,200

Deferred tax liabilities:
     Unrealized gain on securities                                (440)            (179)
     Depreciation                                               (1,587)          (1,254)
     Other                                                        (820)            (567)
                                                          ---------------- -----------------
Total deferred tax liabilities                                  (2,847)          (2,000)
                                                          ---------------- -----------------
Net deferred tax asset                                      $    3,205       $    5,200
                                                          ---------------- -----------------
                                                          ---------------- -----------------

The valuation allowance decreased $427,000 and $424,000 for the years ended December 31, 1998 and 1997, respectively.

NOTE 10 401(K) SAVINGS AND PROFIT SHARING PLANS
The Company has a Retirement Savings and Investment Plan (the 401(k) Plan) that is intended to qualify under Section 401(k) of the Internal Revenue Code. Qualified employees may participate in the Company's 401(k) Plan by contributing up to 15% of their gross earnings to the plan subject to certain Internal Revenue Service restrictions. The Company matches each participant's contribution of up to 6% of gross earnings at the rate of 50%. The Company may contribute additional amounts to the 401(k) Plan at the discretion of the Board of Directors, subject to certain legal limits.

The Company has a discretionary profit-sharing plan for qualified employees, to which it contributed 3.4% of eligible earnings for 1998, 3.3% for 1997, and 3.0% for 1996. Participants are not permitted to make contributions under the profit-sharing plan.

Company contributions to these plans, which were charged to operations, approximated the following (in thousands):

                                 401(k)        Profit sharing        Total
                             ---------------- ----------------- ----------------
1998                              $620              $970            $1,590
1997                              $548              $847            $1,395
1996                              $398              $513             $911

NOTE 11 COMMITMENTS AND CONTINGENCIES
LEASES. In September 1989, the Company entered into a lease agreement for its Vernon Hills facility and certain machinery, equipment, furniture and fixtures with Unique Building Corporation. The facility portion of the lease is treated as an operating lease. An amendment to the lease dated June 1996 extended the term of the lease through March 31, 2008. The lease agreement includes a modification to the base monthly rental which goes into effect if the prescribed rent payment is less than the aggregate principal and interest payments required to be made by Unique under an Industrial Revenue Bond (IRB). Under the portion of the lease agreement with Unique which is accounted for as a capital lease, the Company leases machinery, equipment, furniture and fixtures at a monthly rental of $5,725 for a ten-year period. The assets under these leases were fully depreciated as of December 31, 1998 and 1997.

Minimum future obligations under noncancelable operating leases and future minimum capital lease payments as of December 31, 1998 are as follows (in thousands):

                                                              Capital         Operating
                                                               Lease            Leases
                                                          ---------------- -----------------
1999                                                              $52            $2,403
2000                                                               --             2,304
2001                                                               --             2,060
2002                                                               --             2,024
2003                                                               --             2,104
Thereafter                                                         --            12,069
                                                          ---------------- -----------------
Total minimum lease payments                                       52           $22,964
Less amount representing interest                                   1
                                                          ----------------
Present value of minimum payments                                  51
Less current portion of obligation under capital lease             51
                                                          ----------------
Long-term portion of obligation under capital lease               $--

Rent expense for operating leases charged to operations for the years ended December 31, 1998, 1997, and 1996 was $2,898,000, $2,871,000, and $2,395,000,
respectively.

LETTER OF CREDIT. In connection with the lease agreements described above, the Company has guaranteed Unique's full and prompt payment under Unique's letter of credit agreement with a bank. The liability of the Company under this guaranty as of December 31, 1998 is $700,000, which is the limit of the Company's guaranty throughout the term of the IRB.

LINES OF CREDIT. In December 1992, the Company established a $6,000,000 unsecured line of credit and an additional $4,000,000 unsecured revocable line with a bank. Borrowings under these lines bear interest indexed at either the prime rate or 100 basis points over the London Interbank Offered Rate, at the Company's discretion. The Company had $184,700 outstanding at December 31, 1998. The lines of credit expire on February 28, 2000.

In 1997, the Company entered into an agreement for a revolving line of credit with a bank. The revolving credit facility allows the Company to borrow up to $10,000,000 on an unsecured basis. Borrowings under the revolving credit facility bear interest at the bank's prime rate. Under the terms of the revolving credit facility, the Company is not able to enter into certain transactions or declare dividends without receiving prior written consent from the bank and is required to comply with certain covenants as well as maintain certain debt to net worth ratios, current ratio and minimum net worth requirements. The revolving credit agreement expires in April 1999. There was no utilization of the credit line during 1998.

DERIVATIVE INSTRUMENTS. In the normal course of business, portions of the Company's operations are subject to fluctuations in currency values. The Company addresses these risks through a controlled program of risk management that includes the use of derivative financial instruments.

The Company enters into foreign exchange forward contracts to manage exposure to fluctuations in foreign exchange rates to the funding of its United Kingdom operations. The Company accounts for such contracts by recording any unrealized gains or losses in income each reporting period. At December 31, 1998, the Company had entered into foreign exchange forward contracts, which provide for purchases of approximately 1,201,616 pounds sterling per month through February 1999. At December 31, 1998 and 1997, the notional principal amounts of outstanding forward contracts were $4,057,000 and $6,211,000, respectively.

NOTE 12 SEGMENT DATA AND EXPORT SALES
The Company operates in one industry segment. Information regarding the Company's operations by geographic area for the years ended December 31, 1998, 1997, and 1996 is included in the following table. These amounts are reported in the geographic area where the final sale originates.

                                        Domestic          Europe            Other             Total
                                  ---------------------------------------------------------------------
1998
Net sales                              $238,354          $96,397            $1,232         $335,983
Identifiable assets                     305,172            4,049               781          310,002

1997
Net sales                               222,340           74,760                --          297,100
Identifiable assets                     247,766           22,650                31          270,447

1996
Net sales                               193,001           59,486                --          252,487
Identifiable assets                     199,215           19,417                --          218,632

NOTE 13 DISCONTINUED BUSINESS OPERATIONS
As of June 28, 1997, the Company made the decision to discontinue the operations of its subsidiary, Zebra Technologies VTI (Zebra VTI). The discontinuance of Zebra VTI and its related PC-retail channel resulted in a one-time charge of $2,363,000 before income tax benefits, which was recorded in the second quarter of 1997. The one-time charge includes a provision for expected product returns from the present retail channel partners, provision for slow moving/obsolete product, and provisions for estimated contingent liabilities. Additionally, the remaining goodwill and intangible assets of $1,833,000 were written off as part of the charge to discontinued operations.

NOTE 14 SHAREHOLDERS' EQUITY
Holders of Class A Common Stock are entitled to one vote per share. Holders of Class B Common Stock are entitled to 10 votes per share. Holders of Class A and Class B Common Stock vote together as a single class on all actions submitted to a vote of shareholders, except in certain circumstances. If at any time the number of outstanding shares of Class B Common Stock represents less than 10% of the total number of outstanding shares of both classes of common stock, then at that time such outstanding shares of Class B Common Stock will automatically convert into an equal number of shares of Class A Common Stock.

Class A Common Stock has no conversion rights. A holder of Class B Common Stock may convert the Class B Common Stock into Class A Common Stock, in whole or in part, at any time and from time to time. Shares of Class B Common Stock convert into shares of Class A Common stock on a share-for-share basis.

Holders of Class A and Class B Common Stock are entitled to receive cash dividends equally on a per-share basis, if and when such dividends are declared by the Company's Board of Directors. In the case of any stock dividend paid, holders of Class A Common Stock are entitled to receive the same percentage dividend (payable in shares of Class A Common Stock) as the holders of Class B Common Stock receive (payable in shares of Class B Common Stock).

Holders of Class A and Class B Common Stock share with each other on a ratable basis as a single class in the net assets of the Company in the event of liquidation.

NOTE 15 STOCK OPTION AND PURCHASE PLANS
As of December 31, 1998, the Company has five stock option and stock purchase plans, described below.

The Board of Directors and shareholders adopted the Zebra Technologies Corporation Stock Option Plan (the 1991 Plan), effective as of August 1, 1991. A total of 400,000 shares of Class A Common Stock have been authorized and reserved for issuance under the 1991 Plan. Under this plan, the Company has granted only nonqualified stock options. As of December 31, 1998, 177,763 shares were available under the plan. These options have an exercise price equal to the closing market price of the Company's stock on the date of grant. Typically, the options vest in annual installments of 15% on the first anniversary, 17.5% on the second anniversary, 20% on the third anniversary, 22.5% on the fourth anniversary, and 25% on the fifth anniversary of the grant date. Upon vesting, the options have a legal life of two years from the date of vesting. The specific provisions of any grant are determined by the Board of Directors.

The Board of Directors and shareholders also adopted a Directors' Stock Option Plan, which reserves 80,000 shares of Class A Common Stock for issuance under the plan. As of December 31, 1998, 12,000 shares were available under the plan. All options granted under this plan are exercisable immediately upon grant at a price per share equal to the closing market price of the Company's Class A Common on the date of grant. Options granted to the Board of Directors carry a seven year expiration period, however, should a member of the board discontinue service on the Board of Directors, they are limited to a two year period to exercise all outstanding options.

The Board of Directors and shareholders adopted an employee stock purchase plan (Stock Purchase Plan) and have reserved 300,000 shares of Class A Common Stock for issuance thereunder. Under this plan, employees who work a minimum of 20 hours per week may elect to withhold up to 8.5% of their cash compensation through regular payroll deductions to purchase shares of Class A Common Stock from the Company over a period not to exceed 12 months at a purchase price per share equal to the lesser of: (1) 85% of the fair market value of the shares as of the date of the grant, or (2) 85% of the fair market value of the shares as of the date of purchase. As of December 31, 1998, 147,361 shares have been purchased under the plan.

Under the stock purchase plan, the Company has granted only nonqualified stock options. These options are granted either on January 1 or July 1 of the current year and expire at the end of the year. Therefore, the options have a legal life of six months to one year, and typically vest upon grant. The specific provisions of any grant are determined by the Board of Directors.

The Company's Board of Directors adopted the 1997 Stock Option Plan, effective February 11, 1997. On October 26, 1998, the Company announced an increase in the amount of reserved shares of Common Stock for issuance under the plan to 2,000,000 from 531,500 shares. The 1997 Stock Option Plan is a flexible plan that provides the Option Committee broad discretion to fashion the terms of the awards to provide eligible participants with stock-based incentives, including:
(i) nonqualified and incentive stock options for the purchase of the Company's Class A Common Stock and (ii) dividend equivalents. The persons eligible to participate in the 1997 Stock Option Plan are directors, officers, and employees of the Company or any subsidiary of the Company who, in the opinion of the Option Committee, are in a position to make contributions to the growth, management, protection and success of the Company or its subsidiaries. As of December 31, 1998, 569,452 shares were available under the plan.

The options granted under the 1997 Stock Option Plan have an exercise price equal to the closing market price of the Company's stock on the date of grant. The options generally vest over three- to five-year periods and have a legal life of ten years from the date of grant. The specific provisions of any grant are determined by the Board of Directors.

The Company's Board of Directors adopted the 1997 Director Plan, effective February 11, 1997. The 1997 Director Plan provides for the issuance of options to purchase up to 77,000 shares of Class A Common Stock, which shares are reserved and available for purchase upon the exercise of options granted under the 1997 Director Plan. Only directors who are not employees or officers of the Company are eligible to participate in the 1997 Director Plan. Under the 1997 Director Plan, each non-employee director was granted, on the effective date of the plan, an option to purchase 15,000 shares of Class A Common Stock, and each non-employee director subsequently elected to the Board will be granted an option to purchase 15,000 shares of Class A Common Stock on the date of his or her election. Options granted under the 1997 Director Plan provide for the purchase of Class A Common Stock at a price equal to the fair market value on the date of grant. If there are not sufficient shares remaining and available to all non-employee directors eligible for an automatic grant at the time at which an automatic grant would otherwise be made, then each eligible non-employee director shall receive an option to purchase a pro rata number of shares. As of December 31, 1998, 32,000 shares were available under the plan.

Unless otherwise provided in an option agreement, options granted under the 1997 Director Plan shall become exercisable in five equal increments beginning on the date of the grant and on each of the first four anniversaries thereof. All options expire on the earlier of (a) ten years following the grant date or (b) the second anniversary of the termination of the non-employee director's directorship for any reason other than due to death or Disability (as defined in the 1997 Director Plan).

The Company applies Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, in accounting for its plans. No compensation cost has been recognized for its fixed stock option plans and its stock purchase plan. Had compensation cost for the Company's stock option and stock purchase plans been determined consistent with Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION (FASB 123), the Company's net income from continuing operations and diluted earnings per share from continuing operations would have been as follows:

                                                                1998              1997             1996
                                                           --------------   ---------------   --------------
Income from continuing operations:
     As reported                                               $40,069          $54,447           $37,952
     Pro forma                                                  37,785           52,215            37,272

Basic earnings per share from continuing operations:
     As reported                                                 $1.30            $1.76             $1.24
     Pro forma                                                    1.22             1.69              1.21

Diluted earnings per share from continuing operations:
     As reported                                                 $1.29            $1.74             $1.21
     Pro forma                                                    1.21             1.66              1.19

For purposes of calculating the compensation cost consistent with FASB 123, the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for stock option grants in 1998, 1997, and 1996, respectively: option price equals the fair market value at the date of grant; expected dividend yield of 0% for each period; expected volatility of 55%, 51%, and 53%; risk free interest rate of 4.75%, 5.71%, and 6.21%; and expected weighted-average life of five years for years.

The fair value of the employees' purchase rights pursuant to the Stock Purchase Plan are estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for purchase rights granted in 1998, 1997, and 1996, respectively: fair market value of $28.75, $23.63, and $22.10; option price of $24.44, $20.09, and $18.79; expected dividend yield of 0% for each period; expected volatility of 51%, 51%, and 62%; risk-free interest rate of 4.60%, 5.59%, and 5.87%; and expected lives of six months to one year.

Stock option activity for the years ended December 31, 1998, 1997, and 1996 was as follows:

                                   1998                               1997                             1996
                         ---------------------------------  ---------------------------------  --------------------------------
                                        Weighted-Average                   Weighted-Average                 Weighted-Average
Fixed Options              Shares        Exercise Price       Shares        Exercise Price      Shares       Exercise Price
------------------------ ------------ --------------------- ------------ --------------------- ---------- ---------------------
Outstanding at            1,180,293         $ 23.31           722,654          $ 18.90          458,239         $ 12.35
   beginning of
   year
Granted                    368,550           35.18            567,410           26.12           324,750          26.62
Exercised                 (66,767)           18.03           (109,771)           8.83          (55,335)           8.96
Canceled                  (65,263)           25.49              --                --            (5,000)          29.25
------------------------ ------------ --------------------- ------------ --------------------- ---------- ---------------------
Outstanding at end        1,416,813          26.55           1,180,293          23.31           722,654          18.90
   of year
Options exercisable        568,877           23.06            330,971           23.05           159,324          14.95
   at end of year

The following table summarizes information about fixed stock options outstanding at December 31, 1998:

                                            Options Outstanding                                    Options Exercisable
                     ------------------------------------------------------------------     -----------------------------------
Range of               Number      Weighted-Average Remaining       Weighted-Average           Number       Weighted-Average
Exercise Prices      of Shares          Contractual Life             Exercise Price          Of Shares       Exercise Price
-------------------- ----------- -------------------------------- ---------------------     ------------- ---------------------
$ 3.33-$12.38         124,027              4.71 years                    $8.38                116,305            $8.22
$ 17.13-$24.17        343,381              6.83 years                    $22.16               158,346            $22.02
$ 24.50-$24.50        295,250              8.12 years                    $24.50                52,350            $24.50
$ 25.19-$32.29        313,550              7.98 years                    $29.35               144,800            $28.45
$ 32.36-$38.75        340,605              9.12 years                    $36.77                97,076            $33.70

NOTE 16 QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
(Amounts in thousands, except per share data)

Quarterly results of operations for periods prior to the fourth quarter of 1998 reflect amounts previously reported in the Company's quarterly reports on Form 10-Q or annual report on Form 10-K for the year ended December 31, 1997. Restated amounts reflect the effect of the merger with Eltron, which was accounted for on a pooling-of-interests basis.

                                                               First           Second            Third            Fourth
1998                                                          Quarter (1)      Quarter (1)       Quarter (1)      Quarter (2)
------------------------------------------------------------------------------------------------------------------------------
Net sales previously reported                                 $50,214          $55,353           $57,354
Restated                                                       80,798           87,040            88,068           80,077

Gross profit previously reported                               26,140           28,790            30,677
Restated                                                       38,861           41,701            42,381           32,867

Operating expense previously reported                          12,960           12,860            13,680
Restated                                                       20,752           20,464            21,009           31,949

Operating income previously reported                           13,180           15,930            16,997
Restated                                                       18,109           21,237            21,372              918

Income from continuing
   operations previously reported                              10,434           11,288            11,230
Restated                                                       13,163           14,037            13,213             (344)

Net income previously reported                                 10,434           11,288            11,230
Restated                                                       13,163           14,037            13,213             (344)

Basic earnings per share from
   continuing operations previously reported                    $0.43            $0.46             $0.46
Basic earnings per share from
   continuing operations restated                               $0.42            $0.45             $0.43           ($0.01)

Diluted earnings per share from
   continuing operations previously reported                    $0.43            $0.46             $0.46
Diluted earnings per share from
   continuing operations restated                               $0.42            $0.45              0.42           ($0.01)

Basic earnings per share previously reported                    $0.43            $0.46             $0.46
Basic earnings per share restated                               $0.42            $0.45             $0.43           ($0.01)

Diluted earnings per share previously reported                  $0.43            $0.46             $0.46
Diluted earnings per share restated                             $0.42            $0.45             $0.42           ($0.01)

                                                              First            Second            Third            Fourth
1997                                                          Quarter (3)      Quarter           Quarter          Quarter
------------------------------------------------------------------------------------------------------------------------------
Net sales previously reported                                 $41,009          $47,844           $49,889          $53,329
Restated                                                       64,179           75,358            75,498           82,065

Gross profit previously reported                               20,406           24,298            25,011           28,485
Restated                                                       30,730           36,361            36,624           39,993

Operating expense previously reported                           9,234           11,768            11,360           13,063
Restated                                                       15,533           18,531            17,685           20,697

Operating income previously reported                           11,172           12,530            13,651           15,422
Restated                                                       15,197           17,830            18,939           19,296

Income from continuing
   operations previously reported                              11,527            9,645             9,945           11,693
Restated                                                       14,135           12,997            13,453           13,862

Net income previously reported                                 11,235            7,282             9,945           11,693
Restated                                                       13,843           10,634            13,453           13,862

Basic earnings per share from
   continuing operations previously reported                    $0.48            $0.40             $0.41            $0.48
Basic earnings per share from
   continuing operations restated                               $0.46            $0.42             $0.44            $0.45

Diluted earnings per share from
   continuing operations previously reported                    $0.48            $0.40             $0.41            $0.48
Diluted earnings per share from
   continuing operations restated                               $0.45            $0.41             $0.43            $0.44

Basic earnings per share previously reported                    $0.46            $0.30             $0.41            $0.48
Basic earnings per share restated                               $0.45            $0.34             $0.44            $0.45

Diluted earnings per share previously reported                  $0.46            $0.30             $0.41            $0.48
Diluted earnings per share restated                             $0.44            $0.34             $0.43            $0.44

(1) Reflects the elimination of intercorporate investment in Eltron International, Inc., and the related tax effect.
(2) Reflects a pretax charge for merger costs of $8,080 relating to the Company's merger with Eltron International, Inc.
(3) Reflects a pretax charge for acquired-in-process technology of $2,617 relating to the Company's acquisition of Fenestra Computer Services and Privilege, S.A.

NOTE 17 MAJOR CUSTOMERS
The Company has two customers which each have net sales in excess of 10% of total net sales in at least one of the fiscal years ended December 31, 1998, 1997, and 1996. The Peak Technologies Group, Inc. (Peak) represents net sales of 9.5%, 10.9%, and 12.8%, respectively. United Parcel Service represents net sales of 10.3%, 8.7%, and 10.7%, respectively.

                         ZEBRA TECHNOLOGIES CORPORATION
                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                             (Amounts in thousands)

                                                           Balance at        Charged to
                                                          Beginning of       Costs and                        Balance at End
Description                                                  Period           Expenses        Deductions        of Period
-----------                                             ---------------- ----------------- ---------------- -----------------
Valuation account for accounts receivable:
     Year ended December 31, 1998                             $2,130           $1,061            $1,035           $2,156
     Year ended December 31, 1997                             $1,412             $997              $279           $2,130
     Year ended December 31, 1996                               $564             $848                $0           $1,412

Valuation account for inventories:
     Year ended December 31, 1998                             $4,330           $6,043            $1,019           $9,354
     Year ended December 31, 1997                             $3,211           $2,920            $1,801           $4,330
     Year ended December 31, 1996                             $1,102           $2,289              $180           $3,211