Form 10-Q
period 1999-04-03
ZEBRA TECHNOLOGIES CORP/DE
filed 1999-05-17
CIK 877212

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

            [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                  For the quarterly period ended April 3, 1999

                        Commission File Number: 000-19406

                         Zebra Technologies Corporation
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                 36-2675536
 ------------------------------                     ----------------
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

                                          [ X ] Yes [ ] No

As of May 13, 1999, there were the following shares outstanding:

Class A Common Stock, $.01 par value             23,716,825
Class B Common Stock, $.01 par value              7,322,474

                 ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

                           QUARTER ENDED APRIL 3, 1999

                                      INDEX


                                                                           PAGE
                                                                           ----
PART I - FINANCIAL INFORMATION

     Item 1.      Consolidated Financial Statements

         Independent Auditors' Review Report                                 3

         Consolidated Balance Sheets
         as of April 3, 1999 (unaudited) and December 31, 1998               4

         Consolidated Statements of Earnings (unaudited)
         for the three months ended April 3, 1999 and April 4, 1998          5

         Consolidated Statements of Comprehensive Income (unaudited)
         for the three months ended April 3, 1999 and April 4, 1998          6

         Consolidated Statements of Cash Flows (unaudited)
         for the three months ended April 3, 1999 and April 4, 1998          7

         Notes to Consolidated Financial Statements                          8

     Item 2.      Management's Discussion and Analysis of
                  Financial Condition and Results of Operations              9

     Item 3.      Quantitative and Qualitative Disclosures
                  About Market Risk                                         12

PART II - OTHER INFORMATION

     Item 6.      Exhibits and Reports on Form 8-K                          13

SIGNATURES                                                                  14

PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                       INDEPENDENT AUDITORS' REVIEW REPORT

The Board of Directors and Shareholders
Zebra Technologies Corporation:

We have reviewed the consolidated balance sheet of Zebra Technologies Corporation and subsidiaries as of April 3, 1999, and the related consolidated statements of earnings, comprehensive income, and cash flows for the three-month periods ended April 3, 1999 and April 4, 1998. These consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Zebra Technologies Corporation and subsidiaries as of December 31, 1998, and the related consolidated statements of earnings, comprehensive income, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 24, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1998 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                                    /s/KPMG LLP

Chicago, Illinois
May 10, 1999

                         ZEBRA TECHNOLOGIES CORPORATION
                           CONSOLIDATED BALANCE SHEETS
             (Amounts in thousands, except share and per share data)


                                                                              APRIL 3,        DECEMBER 31,
                                                                                1999              1998
                                                                            --------------  -----------------
                                  ASSETS                                     (Unaudited)
Current assets:
     Cash and cash equivalents                                                $   21,286      $   11,391
     Investments and marketable securities                                       158,470         151,277
     Accounts receivable, net                                                     58,859          57,654
     Inventories                                                                  34,826          39,684
     Deferred income taxes                                                         5,200           5,137
     Prepaid expenses                                                              1,389           1,328
                                                                            --------------  -----------------
         Total current assets                                                    280,030         266,471
                                                                            --------------  -----------------
Property and equipment at cost, less
     accumulated depreciation and amortization                                    38,757          38,850
Other assets                                                                       4,052           4,681
                                                                            --------------  -----------------
                  TOTAL ASSETS                                                $  322,839      $  310,002
                                                                            --------------  -----------------
                                                                            --------------  -----------------

                   LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                         $   17,723      $   20,565
     Accrued liabilities                                                          11,421          11,498
     Short-term note payable                                                         185             183
     Current portion of obligation under capital lease with related party             34              51
     Income taxes payable                                                          8,662           4,486
                                                                            --------------  -----------------
         Total current liabilities                                                38,025          36,783
                                                                            --------------  -----------------

Long-term liability                                                                   16              36
Deferred income taxes                                                              2,001           1,932
Other                                                                                172             367
                                                                            --------------  -----------------
                  TOTAL LIABILITIES                                               40,214          39,118
                                                                            --------------  -----------------
Shareholders' equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized,
    none outstanding                                                                   -               -
Class A Common Stock, $.01 par value; 50,000,000 shares
    authorized, 23,600,612 and 22,323,094 shares issued
    and outstanding in 1999 and 1998, respectively                                   236             223
Class B Common Stock, $.01 par value; 28,358,189 shares
    authorized, 7,375,896 and 8,619,919 shares issued
    and outstanding in 1999 and 1998, respectively                                    74              86
Additional paid-in capital                                                        50,272          49,854
Retained earnings                                                                232,422         219,772
Accumulated other comprehensive income                                              (379)            949
                                                                            --------------  -----------------
                  TOTAL SHAREHOLDERS' EQUITY                                     282,625         270,884
                                                                            --------------  -----------------
                  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $  322,839      $  310,002
                                                                            --------------  -----------------
                                                                            --------------  -----------------

See accompanying notes to consolidated financial statements.

                         ZEBRA TECHNOLOGIES CORPORATION
                       CONSOLIDATED STATEMENTS OF EARNINGS
                  (Amounts in thousands, except per share data)
                                   (Unaudited)

                                                                THREE MONTHS ENDED
                                                            ---------------------------
                                                             APRIL 3,       APRIL 4,
                                                               1999           1998
                                                            ------------- -------------
Net sales                                                   $    89,822    $    80,798
Cost of sales                                                    47,342         41,937
                                                            ------------- -------------
Gross profit                                                     42,480         38,861
Operating expenses:
   Selling and marketing                                          9,959          8,449
   Research and development                                       5,627          5,768
   General and administrative                                     7,071          6,535
   Merger costs                                                   1,869             --
                                                            ------------- -------------
Total operating expenses                                         24,526         20,752
                                                            ------------- -------------

Operating income                                                 17,954         18,109
                                                            ------------- -------------

Other income (expense):

   Investment income                                              2,284          1,730
   Interest expense                                                  (3)            (2)
   Other, net                                                        15            901
                                                            ------------- -------------
Total other income                                                2,296          2,629
                                                            ------------- -------------

Income before income taxes                                       20,250         20,738
Income taxes                                                      7,600          7,575
                                                            ------------- -------------
Net income                                                  $    12,650    $    13,163
                                                            ------------- -------------
                                                            ------------- -------------

Basic earnings per share                                    $      0.41    $      0.43
Diluted earnings per share                                  $      0.41    $      0.42

Basic weighted average shares outstanding                        30,972         30,994
Diluted weighted average and equivalent shares outstanding       31,135         31,321

See accompanying notes to consolidated financial statements.

                         ZEBRA TECHNOLOGIES CORPORATION
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (Amounts in thousands)
                                   (Unaudited)

                                                                  THREE MONTHS ENDED
                                                             ------------------------------
                                                              APRIL 3,          APRIL 4,
                                                                1999              1998
                                                             ------------      ------------
Net income                                                    $  12,650         $  13,163

Other comprehensive income (loss):

     Foreign currency translation adjustment                     (1,328)              462
                                                             ------------      ------------
Comprehensive income                                          $  11,322         $  13,625
                                                             ------------      ------------
                                                             ------------      ------------

See accompanying notes to consolidated financial statements.

                         ZEBRA TECHNOLOGIES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                  (Unaudited)

                                                                              THREE MONTHS ENDED
                                                                       ---------------------------------
                                                                          APRIL 3,         APRIL 4,
                                                                            1999             1998
                                                                       ---------------  ----------------
Cash flows from operating activities:
     Net income                                                           $  12,650        $  13,163
     Adjustments to reconcile net income to net cash
        provided by operating activities:
         Depreciation and amortization                                        2,374            1,823
         Appreciation in market value
            of investments and marketable securities                           (823)            (394)
         Deferred income taxes                                                    6            2,086
         Gain on sale of subsidiary's assets                                     -              (404)
         Changes in assets and liabilities:
              Accounts receivable, net                                       (1,205)          (3,460)
              Inventories                                                     4,858            1,560
              Other assets                                                      552             (609)
              Accounts payable                                               (2,842)           2,941
              Accrued liabilities                                               (77)          (3,476)
              Income taxes payable                                            4,176            2,601
              Other operating activities                                       (256)            (279)
              Net sales (purchases) of investments
                 and marketable securities                                   (6,370)             453
                                                                       ---------------  ----------------
                  Net cash provided by operating activities                  13,043           16,005
                                                                       ---------------  ----------------
                                                                       ---------------  ----------------
Cash flows from investing activities:
     Purchases of property and equipment                                     (2,204)         (12,292)
     Proceeds from sale of subsidiary                                             -            2,660
     Purchase of investments and marketable securities                            -             (791)
     Sales of investments and marketable securities                               -              720
                                                                       ---------------  ----------------
                  Net cash used in investing activities                      (2,204)          (9,703)
                                                                       ---------------  ----------------
Cash flows from financing activities:
     Proceeds from exercise of stock options                                    419              259
     Common stock retired in Eltron merger                                        -           (8,092)
     Repayment of notes payable                                                 (18)            (230)
     Payments for obligation under capital lease                                (17)             (16)
                                                                       ---------------  ----------------
                  Net cash provided by (used in) financing activities           384           (8,079)
                                                                       ---------------  ----------------
Effect of exchange rate changes on cash                                      (1,328)             462
                                                                       ---------------  ----------------
Net increase (decrease) in cash and cash equivalents                          9,895           (1,315)
Cash and cash equivalents at beginning of period                             11,391           10,925
                                                                       ---------------  ----------------
Cash and cash equivalents at end of period                                $  21,286        $   9,610
                                                                       ---------------  ----------------
                                                                       ---------------  ----------------
Supplemental disclosures of cash flow information:
     Interest paid                                                        $       3        $       2
     Income taxes paid                                                        4,833            1,373

Supplemental disclosures of noncash transactions:
     Book value of net assets sold and obligations recorded in
connection with sale of RJS verification business                                 -            2,256

See accompanying notes to consolidated financial statements.

                 ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements included herein have been prepared by Zebra Technologies Corporation and subsidiaries (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K filed with the Securities and Exchange Commission. The consolidated balance sheet as of December 31, 1998, presented herein, has been derived from the audited consolidated balance sheet contained in the Annual Report on Form 10-K. In the opinion of the Company, the interim consolidated financial statements reflect all adjustments necessary to present fairly the consolidated financial position of the Company as of April 3, 1999, and the consolidated results of operations and cash flows for the three months ended April 3, 1999, and April 4, 1998. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS: FIRST QUARTER OF 1999 VERSUS FIRST QUARTER OF 1998

Net sales for the first quarter increased 11.2% to $89,822,000 from $80,798,000. Hardware sales (printers and replacement parts) increased 12.3%, as unit volume increases were partially offset by lower average unit prices on lower-priced printers. For the first quarter, hardware sales accounted for 79.0% of net sales. Supplies sales increased 9.7% to comprise 18.4% of net sales. The remaining 2.6% of net sales consisted of service and software revenue.

International sales of $36,471,000 accounted for 40.6% of 1999 first quarter sales, compared with 40.2% of net sales for the first quarter of 1998. The increase in the percentage of international sales is due to higher sales growth in international markets compared with sales growth in domestic markets.

Gross profit for the first quarter of 1999 was $42,480,000, up 9.3% from the gross profit of $38,861,000 for the first quarter of 1998. As a percentage of net sales, gross profit decreased to 47.3% from 48.1%. The decrease in gross profit margin was due to a decrease in average selling price, notably in lower priced printers, partially offset by favorable changes in sales volume, product mix, and unit costs.

Selling and marketing expenses increased 17.9% to $9,959,000 for the first quarter of 1999 from $8,449,000 for the first quarter of 1998. Increases in expenses for bad debt, advertising, and payroll and benefits were partially offset by decreases in outside services and depreciation. As a percentage of net sales, first quarter selling and marketing expenses increased to 11.1% from 10.5%.

Research and development expenses for the first quarter decreased 2.4% to $5,627,000 from $5,768,000. Higher personnel-related expenses partially offset a decline in product development expenses, which varies with the level of product development activity from quarter to quarter. As a percentage of net sales, quarterly research and development expenses decreased to 6.3% from 7.1%.

General and administrative expenses for the first quarter increased by 8.2% to $7,071,000 from $6,535,000. The increase in general and administrative expenses was principally due to higher payroll and personnel training expenses resulting from higher staffing levels, increased recruiting expenses, and higher depreciation, which were partially offset by declines in expenditures for outside services. As a percentage of net sales, quarterly general and administrative expenses decreased to 7.9% from 8.0%.

During the first quarter of 1999, Zebra recorded $1,869,000 in merger costs, which are related to the integration of Eltron operations. These costs, which could not be provided for at the time of the merger, include expenditures on consulting fees, as well as personnel-related expenses for relocation, severance, and recruitment. The Company expects to incur additional merger costs in future quarters of 1999, the amounts of which are not currently estimable.

Operating income for the first quarter decreased 0.9% to $17,954,000, or 20.0% of net sales, from $18,109,000, or 22.4% of net sales. Excluding the $1,869,000 in merger costs, operating income increased 9.5% to $19,823,000, or 22.1% of net sales.

Investment income increased 32.0% to $2,284,000 from $1,730,000 for the same period in 1998. The increase was due to higher average balances invested in marketable securities, as well as a higher rate of return on investments. The annualized rate of investment return increased to 5.9% for the first quarter of 1999 from 5.4% for the first quarter of 1998.

Income before income taxes for the first quarter of 1999 was $20,250,000, compared with $20,738,000 for the same period in 1998, a decrease of 2.4%.

The effective income tax rate for the first quarter of 1999 was 37.5%, compared with 36.5% for the same period in 1998. Net income was $12,650,000, or $0.41 per share (basic and diluted), compared with $13,163,000, or $0.42 per diluted share. Excluding the $1,869,000 in merger costs, net income for the first quarter of 1999 was $13,818,000, or $0.44 per diluted share.

LIQUIDITY AND CAPITAL RESOURCES
The Company's principal source of liquidity continues to be cash generated from operations. Cash and cash equivalents and investments and marketable securities totaled $179,756,000 at April 3, 1999, compared with $162,668,000 at December 31, 1998.

Management believes that existing capital resources and funds generated from operations are sufficient to finance anticipated capital requirements.

YEAR 2000 CONSIDERATIONS
INTERNAL SYSTEMS. Management believes that substantially all of the Company's critical internal computer systems and technical infrastructure is presently Year 2000 (Y2K) compliant and that those systems not presently compliant will be brought into compliance in sufficient time to avoid adverse business consequences as the result of the Year 2000. During the first quarter of 1999, the Company's new Y2K-compliant internal payroll system used at its Vernon Hills headquarters became operational. Among the systems not compliant as of April 3, 1999, is the Company's manufacturing control software used in its label conversion and warehouse facility in Preston, UK. This system is scheduled for upgrade to bring it into compliance by the end of the third quarter of 1999. A variety of sub-systems were also non-compliant as of April 3, 1999. These typically require the installation of a software upgrade or patch and do not, in management's opinion, present a serious obstacle to achieving Y2K compliance by year-end.

PRODUCTS. The Company has reviewed its entire product line for Y2K compliance issues and has identified those products that will be affected. In general, Y2K issues do not affect the Company's printer products because they contain no internal clock or timing mechanism. The Company's current software products are all Y2K compliant, although in some cases previous versions were not. In addition, the Company's PC-470 printer controller contains a real-time clock that must be reset to function properly after January 1, 2000. In all cases where products are not Y2K compliant, customers have been notified via letter or postings on the Company's web site about any corrective action that is needed, including, where appropriate, a requirement to upgrade certain software products.

SUPPLIERS. The Company surveyed each of its significant suppliers to determine their ability to provide necessary products and services that are critical to business continuation through Y2K. To date, 123 suppliers deemed critical to the business have been surveyed and 117 have affirmed positively that they would be Y2K compliant, and that there would be no impact on their ability to supply the Company due to Y2K problems. The Company is pursuing responses from the remaining six suppliers.

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

SIGNIFICANT CUSTOMER
Sales to United Parcel Service (UPS), one of the Company's designated key accounts, accounted for 10.0% of the Company's net sales for the first quarter of 1999. For the first quarter of 1998, sales to UPS accounted for 12.5% of total sales.

SAFE HARBOR
Forward-looking statements contained in this filing are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995 and are highly dependent upon a variety of important factors which could cause actual results to differ materially from those reflected in such forward looking statements. These factors include market acceptance of the Company's printer and software products and competitors' product offerings. They also include the success and speed of the Company's integration with Eltron, as well as the effect of market conditions in the Asia-Pacific region on the Company's financial results. Profits will be affected by the Company's ability to control manufacturing and operating costs. Due to the Company's large investment portfolio, interest rate and financial market conditions will also have an impact on results. Foreign exchange rates will have an effect on financial results due to the large percentage of the Company's international sales. When used in this document and documents referenced, the words "anticipate," "believe," "estimate," and "expect" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. Readers of this document are referred to prior filings with the Securities and Exchange Commission, including Zebra's Form 10-K dated December 31, 1998, and the joint proxy statement/prospectus dated September 21, 1998, particularly the "Risk Factors" section, for further discussions of issues that could affect Zebra's future results.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company's market risk during the first quarter ended April 3, 1999. For additional information on market risk, refer to the "Quantitative and Qualitative Disclosures About Market Risk" section of the Company's Annual Report on Form 10-K dated December 31, 1998.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

            (a)  Exhibits.

                 15.1 Acknowledgment of Independent Certified Public Accountants Regarding Independent Auditors' Review Report

                 27.1     Financial Data Schedule
                 27.2     Restated Financial Data Schedule

            (b)  Reports.

                          No reports on Form 8-K have been filed by the Registrant for the quarterly period covered by this report.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           ZEBRA TECHNOLOGIES CORPORATION

Date:    May 12, 1999                       By:  /s/ Edward L. Kaplan
                                                 ---------------------------
                                                      Edward L. Kaplan
                                                   Chief Executive Officer

Date:    May 12, 1999                       By:  /s/ Charles R. Whitchurch
                                                 ------------------------
                                                  Charles R. Whitchurch
                                                  Chief Financial Officer