Form 10-Q
period 1999-07-03
ZEBRA TECHNOLOGIES CORP/DE
filed 1999-08-12
CIK 877212

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q


            [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                   For the quarterly period ended July 3, 1999


                        Commission File Number: 000-19406


                         ZEBRA TECHNOLOGIES CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                            36-2675536
 -------------------------------                            -------------------
 (State or other jurisdiction of                             (I.R.S. Employer
  incorporation or organization)                            Identification No.)

             333 CORPORATE WOODS PARKWAY, VERNON HILLS, IL  60061
            --------------------------------------------------------
            (Address of principal executive offices)      (Zip Code)

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

                               /X/ Yes   / / No


As of August 9, 1999, there were the following shares outstanding:

Class A Common Stock, $.01 par value                  24,083,721
Class B Common Stock, $.01 par value                   7,179,074

                 ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

                           QUARTER ENDED JULY 3, 1999

                                      INDEX

                                                                                                        PAGE
                                                                                                        ----
PART I - FINANCIAL INFORMATION

   Item 1.    Consolidated Financial Statements

       Independent Auditors' Review Report                                                              3

       Consolidated Balance Sheets
       as of July 3, 1999 (unaudited) and December 31, 1998                                             4

       Consolidated Statements of Earnings (unaudited)
       for the three months and six months ended July 3, 1999 and July 4, 1998                          5

       Consolidated Statements of Comprehensive Income (unaudited)
       for the three months and six months ended July 3, 1999 and July 4, 1998                          6

       Consolidated Statements of Cash Flows (unaudited)
       for the six months ended July 3, 1999 and July 4, 1998                                           7

       Notes to Consolidated Financial Statements                                                       8

   Item 2.    Management's Discussion and Analysis of
              Financial Condition and Results of Operations                                             9

   Item 3.    Quantitative and Qualitative Disclosures
              About Market Risk                                                                        13


PART II - OTHER INFORMATION

   Item 4.    Submission of Matters to a Vote of Security Holders                                      14

   Item 6.    Exhibits and Reports on Form 8-K                                                         15

SIGNATURES                                                                                             16

PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


                       INDEPENDENT AUDITORS' REVIEW REPORT


The Board of Directors and Shareholders
Zebra Technologies Corporation:

We have reviewed the consolidated balance sheet of Zebra Technologies Corporation and subsidiaries (the Company) as of July 3, 1999, and the related consolidated statements of earnings and comprehensive income for the three-month and six-month periods ended July 3, 1999 and July 4, 1998, and the related statements of cash flows for the six-month periods ended July 3, 1999, and July 4, 1998. These consolidated financial statements are the responsibility of the Company's management.

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

                                                                   /s/KPMG LLP

Chicago, Illinois
July 20, 1999

                         ZEBRA TECHNOLOGIES CORPORATION
                           CONSOLIDATED BALANCE SHEETS
             (Amounts in thousands, except share and per share data)

                                                                               JULY 3,        DECEMBER 31,
                                                                                1999              1998
                                                                            -------------    --------------
                                  ASSETS                                     (Unaudited)
Current assets:
     Cash and cash equivalents                                                $   28,016      $   11,391
     Investments and marketable securities                                       165,614         151,277
     Accounts receivable, net                                                     65,066          57,654
     Inventories                                                                  32,158          39,684
     Deferred income taxes                                                         5,273           5,137
     Prepaid expenses                                                              1,403           1,328
                                                                            --------------  -----------------
         Total current assets                                                    297,530         266,471
                                                                            --------------  -----------------
Property and equipment at cost, less
     accumulated depreciation and amortization                                    38,829          38,850
Other assets                                                                       4,624           4,681
                                                                            --------------  -----------------
                  TOTAL ASSETS                                                $  340,983      $  310,002
                                                                            --------------  -----------------
                                                                            --------------  -----------------

                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                         $   17,598      $   20,565
     Accrued liabilities                                                          12,824          11,498
     Short-term note payable                                                         185             183
     Current portion of obligation under capital lease with related party             26              51
     Income taxes payable                                                          6,398           4,486
                                                                            --------------  -----------------
         Total current liabilities                                                37,031          36,783
                                                                            --------------  -----------------

Obligation under capital lease with related party, less current portion               45               -
Long-term liability                                                                   16              36
Deferred income taxes                                                              2,074           1,932
Other                                                                                151             367
                                                                            --------------  -----------------
                  TOTAL LIABILITIES                                               39,317          39,118
                                                                            --------------  -----------------
Shareholders' equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized,
    none outstanding                                                                   -               -
Class A Common Stock, $.01 par value; 50,000,000 shares
    authorized, 23,852,236 and 22,323,094 shares issued
    and outstanding in 1999 and 1998, respectively                                   239             223
Class B Common Stock, $.01 par value; 28,358,189 shares
    authorized, 7,266,406 and 8,619,919 shares issued
    and outstanding in 1999 and 1998, respectively                                    73              86
Additional paid-in capital                                                        52,979          49,854
Retained earnings                                                                249,544         219,772
Accumulated other comprehensive income                                            (1,169)            949
                                                                            --------------  -----------------
                  TOTAL SHAREHOLDERS' EQUITY                                     301,666         270,884
                                                                            --------------  -----------------
                  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $  340,983      $  310,002
                                                                            --------------  -----------------
                                                                            --------------  -----------------

See accompanying notes to consolidated financial statements.

                         ZEBRA TECHNOLOGIES CORPORATION
                       CONSOLIDATED STATEMENTS OF EARNINGS
                  (Amounts in thousands, except per share data)
                                   (Unaudited)

                                                       THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                  ------------------------------    ------------------------------
                                                     JULY 3,        JULY 4,            JULY 3,        JULY 4,
                                                      1999            1998              1999            1998
                                                  -------------- ---------------    -------------- ---------------
Net sales                                          $    97,321    $    87,040        $   187,143    $   167,838
Cost of sales                                           49,126         45,339             96,468         87,276
                                                  -------------- ---------------    -------------- ---------------
Gross profit                                            48,195         41,701             90,675         80,562
Operating expenses:
   Selling and marketing                                 9,783          8,964             19,741         17,413
   Research and development                              5,379          4,767             11,006         10,535
   General and administrative                            8,213          6,733             15,285         13,268
   Merger costs                                          1,291             --              3,160             --
                                                  -------------- ---------------    -------------- ---------------
Total operating expenses                                24,666         20,464             49,192         41,216
                                                  -------------- ---------------    -------------- ---------------

Operating income                                        23,529         21,237             41,483         39,346
                                                  -------------- ---------------    -------------- ---------------
Other income (expense):
   Investment income                                     2,922          1,886              5,207          3,616
   Interest expense                                        (15)          (406)               (18)          (408)
   Other, net                                              322           (619)               336            282
                                                  -------------- ---------------    -------------- ---------------
Total other income                                       3,229            861              5,525          3,490
                                                  -------------- ---------------    -------------- ---------------

Income before income taxes                              26,758         22,098             47,008         42,836
Income taxes                                             9,636          8,061             17,236         15,636
                                                  -------------- ---------------    -------------- ---------------
Net income                                         $    17,122    $    14,037        $    29,772    $    27,200
                                                  -------------- ---------------    -------------- ---------------
                                                  -------------- ---------------    -------------- ---------------

Basic earnings per share                           $      0.55    $      0.45        $      0.96    $      0.87
Diluted earnings per share                         $      0.55    $      0.45        $      0.95    $      0.87

Basic weighted average shares outstanding               31,043         30,897             31,018         30,930
Diluted weighted average
   and equivalent shares outstanding                    31,283         31,151             31,233         31,208

See accompanying notes to consolidated financial statements.

                         ZEBRA TECHNOLOGIES CORPORATION
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (Amounts in thousands)
                                   (Unaudited)

                                                           THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                     -------------------------------   -------------------------------
                                                        JULY 3,         JULY 4,           JULY 3,         JULY 4,
                                                          1999           1998               1999           1998
                                                     -------------- ----------------   -------------- ----------------
Net income                                            $   17,122     $    14,037        $    29,772    $    27,200

Other comprehensive income (loss):
     Foreign currency translation adjustment                (790)           (481)            (2,118)           (19)
                                                     -------------- ----------------   -------------- ----------------
Comprehensive income                                  $   16,332     $    13,556        $    27,654    $    27,181
                                                     -------------- ----------------   -------------- ----------------
                                                     -------------- ----------------   -------------- ----------------

See accompanying notes to consolidated financial statements.

                         ZEBRA TECHNOLOGIES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)

                                                                               SIX MONTHS ENDED
                                                                       ---------------------------------
                                                                           JULY 3,         JULY 4,
                                                                            1999             1998
                                                                       ---------------  ----------------
Cash flows from operating activities:
     Net income                                                           $  29,772        $  27,200
     Adjustments to reconcile net income to net cash
       Provided by operating activities:
        Depreciation and amortization                                         4,892            4,294
        Appreciation in market value
          of investments and marketable securities                           (1,807)          (1,067)
        Deferred income taxes                                                     6            1,608
        Gain on sale of subsidiary's assets                                       -             (404)
        Changes in assets and liabilities:
            Accounts receivable, net                                         (7,412)         (10,123)
            Inventories                                                       7,526            1,802
            Other assets                                                        (95)            (659)
            Accounts payable                                                 (2,967)           4,032
            Accrued liabilities                                               1,326              436
            Income taxes payable                                              1,912             (104)
            Other operating activities                                         (291)             130
            Net purchases of investments
               and marketable securities                                    (12,530)          (2,454)
                                                                       ---------------  ----------------
                Net cash provided by operating activities                    20,332           24,691
                                                                       ---------------  ----------------
Cash flows from investing activities:
     Purchases of property and equipment                                     (4,719)         (17,020)
     Proceeds from sale of subsidiary                                             -            2,660
     Purchase of investments and marketable securities                            -             (127)
                                                                       ---------------  ----------------
                Net cash used in investing activities                        (4,719)         (14,487)
                                                                       ---------------  ----------------
Cash flows from financing activities:
     Proceeds from exercise of stock options                                  3,128              435
     Common stock purchased in connection
       with Eltron merger                                                         -           (8,092)
     Repayment of notes payable                                                 (18)            (230)
     Payments for obligation under capital lease                                 20              (33)
                                                                       ---------------  ----------------
                Net cash provided by (used in) financing activities           3,130           (7,920)
                                                                       ---------------  ----------------
Effect of exchange rate changes on cash                                      (2,118)             (19)
                                                                       ---------------  ----------------

Net increase in cash and cash equivalents                                    16,625            2,265
Cash and cash equivalents at beginning of period                             11,391           10,925
                                                                       ---------------  ----------------
Cash and cash equivalents at end of period                                $  28,016        $  13,190
                                                                       ---------------  ----------------
                                                                       ---------------  ----------------
Supplemental disclosures of cash flow information:
     Interest paid                                                        $      18        $     408
     Income taxes paid                                                       15,860           11,838

Supplemental disclosures of noncash transactions:
     Book value of net assets sold and obligations recorded in
       connection with sale of subsidiary                                         -            2,256

See accompanying notes to consolidated financial statements.

                 ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements included herein have been prepared by Zebra Technologies Corporation and subsidiaries (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K filed with the Securities and Exchange Commission. The consolidated balance sheet as of December 31, 1998, presented herein, has been derived from the audited consolidated balance sheet contained in the Annual Report on Form 10-K. In the opinion of the Company, the interim consolidated financial statements reflect all adjustments necessary to present fairly the consolidated financial position of the Company as of July 3, 1999, the consolidated results of operations for the three months and six months ended July 3, 1999, and July 4, 1998, and cash flows for the six months ended July 3, 1999, and July 4, 1998. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS: SECOND QUARTER OF 1999 VERSUS SECOND QUARTER OF 1998, AND YEAR-TO-DATE 1999 VERSUS YEAR-TO-DATE 1998

Net sales for the second quarter increased 11.8% to $97,321,000 from $87,040,000. Hardware sales (printers and replacement parts) increased 12.6%, driven by unit volume increases that were partially offset by lower average unit prices on lower-priced printers. For the second quarter, hardware sales accounted for 80.3% of net sales. Supplies sales increased 8.8% to comprise 17.5% of net sales. The remaining 2.2% of net sales consisted of service and software revenue. For the year to-date, net sales increased 11.5% to $187,143,000 from $167,838,000.

International sales for the 1999 second quarter were $38,725,000, compared with $34,649,000 for an 11.8% increase. This growth matched the 11.8% increase in sales recorded in the Company's sales to North American customers. International sales comprised 39.8% of net sales in both the second quarter of 1999 and the second quarter of 1998. For the first six months of 1999, international sales increased 12.8% to $75,369,000 from $66,789,000 for the same period in 1998.

Gross profit for the second quarter of 1999 increased 15.6% to $48,195,000 from $41,701,000. As a percentage of net sales, gross profit increased to 49.5% from 47.9%. The increase in gross profit margin was due to lower raw material costs, the higher sales volume in the quarter, and an improved product mix toward sales of higher-margin products, partially offset by lower average selling prices, notably on lower-priced products. For the first six months of 1999, gross profit increased 12.6% to $90,675,000, or 48.5% of net sales, from $80,562,000, or 48.0% of net sales, in the same period of 1998.

Selling and marketing expenses for the second quarter increased 9.1% to $9,783,000 from $8,964,000. The increase resulted primarily from increased staffing levels and business development expenses for such items as co-op and advertising expenses. As a percentage of net sales, second quarter selling and marketing expenses decreased to 10.1% from 10.3%. For the year to-date, selling and marketing expenses increased 13.4% to $19,741,000 from $17,413,000, and represented 10.5% of net sales compared with 10.4% of net sales.

Research and development expenses for the second quarter increased 12.8% to $5,379,000 from $4,767,000. This increase was due to higher personnel-related expenses from increased staffing levels and higher overhead building allocation expenses. As a percentage of net sales, quarterly research and development expenses were unchanged at 5.5% between the second quarter of 1999 and the second quarter of 1998. For the year to-date, research and development expenses increased 4.5% to $11,006,000 from $10,535,000, and represented 5.9% of net sales compared with 6.3% of net sales.

General and administrative expenses for the second quarter increased by 22.0% to $8,213,000 from $6,733,000. Increases from higher payroll expenses resulting from higher staffing levels and expenses for building operations resulting from the addition of new properties were partially offset by declines in expenditures for outside services. As a percentage of net sales, quarterly general and administrative expenses increased to 8.4% from 7.7%. For the year to-date, general and administrative expenses increased 15.2% to $15,285,000 from $13,268,000, and represented 8.2% of net sales compared with 7.9% of net sales.

During the second quarter of 1999, Zebra recorded $1,291,000 in merger costs, which related to the integration of Eltron operations. These costs, which could not be provided for at the time of the merger, include expenditures on consulting fees, as well as personnel-related expenses for relocation, severance, and recruitment. The Company expects to incur additional merger costs in future quarters of 1999, the amounts of which are not currently estimable. For the year to-date, merger costs totaled $3,160,000.

Operating income for the second quarter increased 10.8% to $23,529,000, or 24.2% of net sales, from $21,237,000, or 24.4% of net sales. Excluding the $1,291,000 in merger costs, operating income increased 16.9% to $24,820,000, or 25.5% of net sales. For the year to-date, operating income was $41,483,000, or 22.2% of net sales, up 5.4% from $39,346,000, or 23.4% of net sales. Excluding $3,160,000 in merger costs, 1999 year-to-date operating income increased 13.5% to $44,643,000, or 23.9% of net sales.

Investment income for the second quarter increased 55.0% to $2,922,000 from $1,886,000 for the same period in 1998. The increase was principally due to higher average balances invested in marketable securities. Other income was also favorably affected by a reduction in interest expense on capital leases, which declined to $15,000 from $406,000, and by the absence of certain one-time expenses recorded in the second quarter of 1998. For the year to-date, investment income increased 44.0% to $5,207,000 from $3,616,000, and total other income increased 58.3% to $5,525,000 from $3,490,000.

Income before income taxes for the second quarter of 1999 was $26,758,000, up 21.1% from $22,098,000 for the same period in 1998. For the year to-date, income before income taxes increased 9.7% to $47,008,000 from $42,836,000.

The effective income tax rate for the second quarter of 1999 was 36.0%, compared with 36.5% for the same period in 1998. Net income was $17,122,000, or $0.55 per share (basic and diluted), compared with $14,037,000, or $0.45 per share (basic and diluted). Excluding the $1,291,000 in merger costs, net income for the second quarter of 1999 was $17,956,000, or $0.57 per diluted share. For the year to-date, the Company's effective income tax rate was 36.7%, compared with 36.5%. Net income was $29,772,000, or $0.95 per diluted share, compared with $27,200,000, or $0.87 per diluted share. Excluding the $3,160,000 in merger costs in 1999, year-to-date net income was $31,773,000, or $1.02 per diluted share.

LIQUIDITY AND CAPITAL RESOURCES
The Company's principal source of liquidity continues to be cash generated from operations. Cash and cash equivalents and investments and marketable securities totaled $193,630,000 at July 3, 1999, compared with $162,668,000 at December 31, 1998.

Management believes that existing capital resources and funds generated from operations are sufficient to finance anticipated capital requirements.

YEAR 2000 CONSIDERATIONS
INTERNAL SYSTEMS. Management believes that substantially all of the Company's critical internal computer systems and technical infrastructure is presently Year 2000 (Y2K) compliant and that those systems not presently compliant will be brought into compliance in sufficient time to avoid adverse business consequences as the result of the Year 2000. Among the systems not compliant as of July 3, 1999, is the Company's manufacturing control software used in its label conversion and warehouse facility in Preston, England. This system is scheduled for a Y2K compliance upgrade by the end of the third quarter of 1999. A variety of sub-systems were also non-compliant as of July 3, 1999. These systems typically require the installation of a software upgrade or patch and do not, in management's opinion, present a serious obstacle to achieving Y2K compliance by year-end.

PRODUCTS. The Company has reviewed its entire product line for Y2K compliance issues and has identified those products that will be affected. In general, Y2K issues do not affect the Company's printer products because they contain no internal clock or timing mechanism. The Company's current software products are all Y2K compliant, although in some cases previous versions of the Company's software products were not Y2K compliant. In addition, the Company's PC-470 printer controller contains a real-time clock that must be reset to function properly after January 1, 2000. In all cases where products are not Y2K compliant, customers have been notified via letter or postings on the Company's web site about any corrective action that is needed, including, where appropriate, a requirement to upgrade certain software products.

SUPPLIERS. The Company surveyed each of its significant suppliers to determine their ability to provide necessary products and services that are critical to business continuation through Y2K. To date, 126 suppliers deemed critical to the business have been surveyed and 119 have confirmed that they would be Y2K compliant, and that there would be no impact on their ability to supply the Company due to Y2K problems. The Company is pursuing responses from the remaining seven suppliers.

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

Management estimates that it will have incurred approximately $400,000 of costs to ensure Y2K compliance by December 31, 1999. This includes approximately $200,000 of direct expenditures to upgrade its systems and products and approximately $200,000 of management and internal technical support to upgrade systems and ensure the status of compliance within the Company's supplier base. This estimate does not include the cost of new systems or system upgrades that were made for reasons other than Y2K compliance but included Y2K compliance as part of the upgrade package. Specifically excluded from the cost of Y2K compliance is the cost of the Company's recent conversion to the Baan ERP system and the cost of its new payroll/human resources system, both of which were made for reasons other than Y2K compliance.

SIGNIFICANT CUSTOMER
No single customer comprised 10.0% or more of the Company's sales for the second quarter of 1999 or the year to-date. Sales to one of the Company's designated key accounts, United Parcel Service (UPS), however, accounted for 11.3% of total sales for the second quarter of 1998 and 11.9% for the first six months of 1998.

SAFE HARBOR
Forward-looking statements contained in this filing are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995 and are highly dependent upon a variety of important factors which could cause actual results to differ materially from those reflected in such forward looking statements. These factors include market acceptance of the Company's printer and software products and competitors' product offerings. They also include the success and speed of the Company's integration with Eltron, as well as the effect of market conditions in the various regions of the world in which the Company conducts business on the Company's financial results. Profits will be affected by the Company's ability to control manufacturing and operating costs. Because of the Company's large investment portfolio, interest rate and financial market conditions will also have an impact on results. Foreign exchange rates will have an effect on financial results due to the large percentage of the Company's international sales. When used in this document and documents referenced, the words "anticipate," "believe," "estimate," and "expect" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. Readers of this document are referred to prior filings with the Securities and Exchange Commission, including Zebra's Form 10-K for the year ended December 31, 1998, and the joint proxy statement/prospectus dated September 21, 1998, particularly the "Risk Factors" section, for further discussions of issues that could affect Zebra's future results.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company's market risk during the second quarter ended July 3, 1999. For additional information on market risk, refer to the "Quantitative and Qualitative Disclosures About Market Risk" section of the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

PART II - OTHER INFORMATION

ITEM 4.    SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)   The Company held its Annual Meeting of Stockholders on May 18, 1999.

(b)   The Company's shareholders voted on the following proposals:

      1.    To elect six directors to the Company's Board of Directors.

                                                           AUTHORITY
            DIRECTORS                      FOR              WITHHELD
            ---------                      ---             ---------
            Gerhard Cless               69,748,226          435,158
            Edward Kaplan               69,748,226          435,158
            Christopher Knowles         69,748,126          435,258
            David Riley                 69,740,201          443,183
            Donald Skinner              69,740,221          443,163
            Michael Smith               69,740,201          443,183

      2. To increase the number of authorized shares of Class A Common Stock available for issuance under Zebra's 1997 Stock Option Plan from 2,000,000 shares to 4,250,000 shares.

                                                   AUTHORITY                        BROKER
                FOR                AGAINST         WITHHELD      ABSTENTIONS       NON-VOTES
                ---                ------          ---------     -----------       ---------
             61,396,659          3,242,315          152,760          --            5,391,648

      3. To ratify the selection by the Board of Directors of KPMG LLP as the independent auditors of the Company's financial statements for the year ending December 31, 1999.

                                                   AUTHORITY                        BROKER
                FOR                AGAINST         WITHHELD      ABSTENTIONS       NON-VOTES
                ---                ------          ---------     -----------       ---------
             70,106,031            49,594          27,759             --               --

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

                                      ZEBRA TECHNOLOGIES CORPORATION


Date:    August 10, 1999                       By:  /s/ EDWARD L. KAPLAN
                                                    --------------------------
                                                        Edward L. Kaplan
                                                     Chief Executive Officer

Date:    August 10, 1999                       By:  /s/ CHARLES R. WHITCHURCH
                                                    --------------------------
                                                      Charles R. Whitchurch
                                                     Chief Financial Officer