Form 10-Q
period 1999-10-02
ZEBRA TECHNOLOGIES CORP/DE
filed 1999-11-15
CIK 877212

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

            [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                 For the quarterly period ended October 2, 1999

                        Commission File Number: 000-19406

                         Zebra Technologies Corporation
                         ------------------------------
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

                                 (847) 634-6700
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and has been subject to such filing requirements for the past 90 days.

                                [ X ] Yes [ ] No

As of November 10, 1999, there were the following shares outstanding:

Class A Common Stock, $.01 par value                  24,467,604
Class B Common Stock, $.01 par value                   6,871,716

                 ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

                          QUARTER ENDED OCTOBER 2, 1999

                                      INDEX

                                                                         PAGE
                                                                         ----
PART I - FINANCIAL INFORMATION

 Item 1.      Consolidated Financial Statements

     Independent Auditors' Review Report                                  3

     Consolidated Balance Sheets
     as of October 2, 1999 (unaudited) and December 31, 1998              4

     Consolidated Statements of Earnings (unaudited)
     for the three months and nine months ended October 2, 1999
     and October 3, 1998                                                  5

     Consolidated Statements of Comprehensive Income (unaudited)
     for the three months and nine months ended October 2, 1999
     and October 3, 1998                                                  6

     Consolidated Statements of Cash Flows (unaudited)
     for the nine months ended October 2, 1999 and October 3, 1998        7

     Notes to Consolidated Financial Statements                           8

 Item 2.      Management's Discussion and Analysis of
              Financial Condition and Results of Operations               9

 Item 3.      Quantitative and Qualitative Disclosures
              About Market Risk                                          13

PART II - OTHER INFORMATION

 Item 6.      Exhibits and Reports on Form 8-K                           14

SIGNATURES                                                               15

PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                       INDEPENDENT AUDITORS' REVIEW REPORT

The Board of Directors and Shareholders
Zebra Technologies Corporation:

We have reviewed the consolidated balance sheet of Zebra Technologies Corporation and subsidiaries (the Company) as of October 2, 1999, and the related consolidated statements of earnings and comprehensive income for the three-month and nine-month periods ended October 2, 1999, and October 3, 1998, and the related statements of cash flows for the nine-month periods ended October 2, 1999, and October 3, 1998. These consolidated financial statements are the responsibility of the Company's management.

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

                                                       /s/KPMG LLP

Chicago, Illinois
October 27, 1999

                         ZEBRA TECHNOLOGIES CORPORATION
                           CONSOLIDATED BALANCE SHEETS
             (Amounts in thousands, except share and per share data)

                                                                                   OCTOBER 2,       DECEMBER 31,
                                                                                      1999              1998
                                                                                  --------------  -----------------
                                        ASSETS                                     (Unaudited)

      Current assets:
           Cash and cash equivalents                                                $   19,767      $   11,391
           Investments and marketable securities                                       196,335         151,277
           Accounts receivable, net                                                     70,836          57,654
           Inventories                                                                  36,057          39,684
           Deferred income taxes                                                         5,842           5,137
           Prepaid expenses                                                              2,806           1,328
                                                                                  --------------  -----------------
               Total current assets                                                    331,643         266,471
                                                                                  --------------  -----------------
      Property and equipment at cost, less
           accumulated depreciation and amortization                                    39,560          38,850
      Other assets                                                                       4,477           4,681
                                                                                  --------------  -----------------
                        TOTAL ASSETS                                                $  375,680      $  310,002
                                                                                  ==============  =================

                         LIABILITIES AND SHAREHOLDERS' EQUITY
      Current liabilities:
           Accounts payable                                                         $   25,646      $   20,565
           Accrued liabilities                                                          11,686          11,498
           Short-term note payable                                                         185             183
           Current portion of obligation under capital lease                                16              51
           Income taxes payable                                                          7,592           4,486
                                                                                  --------------  -----------------
               Total current liabilities                                                45,125          36,783
                                                                                  --------------  -----------------

      Obligation under capital lease with related party, less current portion               42               -
      Long-term liability                                                                   16              36
      Deferred income taxes                                                              2,649           1,932
      Other                                                                                133             367
                                                                                  --------------  -----------------
                        TOTAL LIABILITIES                                               47,965          39,118
                                                                                  --------------  -----------------
      Shareholders' equity:
      Preferred Stock, $.01 par value; 10,000,000 shares authorized,
          none outstanding                                                                   -               -
      Class A Common Stock, $.01 par value; 50,000,000 shares
          authorized, 24,362,445 and 22,323,094 shares issued
          and outstanding in 1999 and 1998, respectively                                   244             223
      Class B Common Stock, $.01 par value; 28,358,189 shares
          authorized, 6,953,401 and 8,619,919 shares issued
          and outstanding in 1999 and 1998, respectively                                    70              86
      Additional paid-in capital                                                        57,597          49,854
      Retained earnings                                                                269,476         219,772
      Accumulated other comprehensive income                                               328             949
                                                                                  --------------  -----------------
                                                                                  --------------  -----------------
                        TOTAL SHAREHOLDERS' EQUITY                                     327,715         270,884
                                                                                  --------------  -----------------
                        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $  375,680      $  310,002
                                                                                  ==============  =================

See accompanying notes to consolidated financial statements.

                         ZEBRA TECHNOLOGIES CORPORATION
                       CONSOLIDATED STATEMENTS OF EARNINGS
                  (Amounts in thousands, except per share data)
                                   (Unaudited)

                                                           THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                      ------------------------------    ------------------------------
                                                       OCTOBER 2,      OCTOBER 3,        OCTOBER 2,      OCTOBER 3,
                                                          1999            1998              1999            1998
                                                      -------------- ---------------    -------------- ---------------
    Net sales                                          $   103,988    $    88,068        $   291,131    $   255,906
    Cost of sales                                           48,139         45,687            144,607        132,963
                                                      -------------- ---------------    -------------- ---------------
    Gross profit                                            55,849         42,381            146,524        122,943
    Operating expenses:
       Selling and marketing                                 9,937          9,028             29,679         26,441
       Research and development                              5,219          5,437             16,225         15,972
       General and administrative                            7,721          6,544             23,005         19,812
       Merger-related costs                                  1,581             --              4,741             --
                                                      -------------- ---------------    -------------- ---------------
    Total operating expenses                                24,458         21,009             73,650         62,225
                                                      -------------- ---------------    -------------- ---------------

    Operating income                                        31,391         21,372             72,874         60,718
                                                      -------------- ---------------    -------------- ---------------

    Other income (expense):
       Investment income (expense)                           1,389           (401)             6,595          3,215
       Interest income (expense)                                (3)             6                (19)          (402)
       Other, net                                           (1,721)          (240)            (1,386)            42
                                                      -------------- ---------------    -------------- ---------------
    Total other income (expense)                              (335)          (635)             5,190          2,855
                                                      -------------- ---------------    -------------- ---------------

    Income before income taxes                              31,056         20,737             78,064         63,573
    Income taxes                                            11,124          7,524             28,360         23,160
                                                      -------------- ---------------    -------------- ---------------
    Net income                                         $    19,932    $    13,213        $    49,704    $    40,413
                                                      ============== ===============    ============== ===============

    Basic earnings per share                           $      0.64    $      0.43        $      1.60    $      1.30
    Diluted earnings per share                         $      0.63    $      0.42        $      1.58    $      1.30

    Basic weighted average shares outstanding               31,247         30,894             31,109         30,921
    Diluted weighted average
       and equivalent shares outstanding                    31,648         31,137             31,401         31,189

See accompanying notes to consolidated financial statements.

                         ZEBRA TECHNOLOGIES CORPORATION
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (Amounts in thousands)
                                   (Unaudited)

                                                           THREE MONTHS ENDED                NINE MONTHS ENDED
                                                      ------------------------------    ------------------------------
                                                       OCTOBER 2,     OCTOBER 3,         OCTOBER 2,     OCTOBER 3,
                                                          1999           1998               1999           1998
                                                      -------------- ---------------    -------------- ---------------
Net income                                            $   19,932     $    13,213        $    49,704    $    40,413

Other comprehensive income (loss):
     Foreign currency translation adjustment               1,497             694               (621)           127
                                                      -------------- ---------------    -------------- ---------------
Comprehensive income                                  $   21,429     $    13,907        $    49,083    $    40,540
                                                      ============== ===============    ============== ===============

See accompanying notes to consolidated financial statements.

                         ZEBRA TECHNOLOGIES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)

                                                                                 NINE MONTHS ENDED
                                                                          ---------------------------------
                                                                            OCTOBER 2,       OCTOBER 3,
                                                                               1999             1998
                                                                          ---------------  ----------------
   Cash flows from operating activities:
        Net income                                                           $  49,704        $  40,413
        Adjustments to reconcile net income to net cash
           Provided by operating activities:
            Depreciation and amortization                                        7,318            6,771
            Depreciation (appreciation) in market value
               of investments and marketable securities                           (903)             281
            Deferred income taxes                                                   12            1,570
            Gain on sale of subsidiary's assets                                      -             (404)
            Changes in assets and liabilities:
                 Accounts receivable, net                                      (13,182)         (14,705)
                 Inventories                                                     3,627            2,137
                 Other assets                                                      (18)            (502)
                 Accounts payable                                                5,081            2,708
                 Accrued liabilities                                               188           (1,014)
                 Income taxes payable                                            3,106              324
                 Other operating activities                                     (1,478)          (3,689)
                 Net purchases of investments
                    and marketable securities                                  (44,155)         (11,128)
                                                                          ---------------  ----------------
                     Net cash provided by operating activities                   9,300           22,762
                                                                          ---------------  ----------------

   Cash flows from investing activities:
        Purchases of property and equipment                                     (7,806)         (19,676)
        Proceeds from sale of subsidiary                                             -            2,660
        Purchase of investments and marketable securities                            -             (180)
                                                                          ---------------  ----------------
                     Net cash used in investing activities                      (7,806)         (17,196)
                                                                          ---------------  ----------------

   Cash flows from financing activities:
        Proceeds from exercise of stock options                                  7,748            1,025
        Common stock purchased in connection
           with Eltron merger                                                        -           (8,092)
        Borrowings on (repayment of) notes payable                                (252)              84
        Payments for obligation under capital lease                                  7              (49)
                                                                          ---------------  ----------------
                     Net cash provided by (used in) financing activities         7,503           (7,032)
                                                                          ---------------  ----------------

   Effect of exchange rate changes on cash                                        (621)             127
                                                                          ---------------  ----------------
   Net increase in cash and cash equivalents                                     8,376           (1,339)
   Cash and cash equivalents at beginning of period                             11,391           10,925
                                                                          ---------------  ----------------
   Cash and cash equivalents at end of period                                $  19,767        $   9,586
                                                                          ===============  ================
   Supplemental disclosures of cash flow information:
        Interest paid                                                        $      19        $     402
        Income taxes paid                                                       25,989           17,357

   Supplemental disclosures of noncash transactions:
        Book value of net assets sold and obligations recorded in

           connection with sale of subsidiary                                        -            2,256

See accompanying notes to consolidated financial statements.

                 ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION
The consolidated financial statements included herein have been prepared by Zebra Technologies Corporation and subsidiaries (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K filed with the Securities and Exchange Commission. The consolidated balance sheet as of December 31, 1998, presented herein, has been derived from the audited consolidated balance sheet contained in the Annual Report on Form 10-K. In the opinion of the Company, the interim consolidated financial statements reflect all adjustments necessary to present fairly the consolidated financial position of the Company as of October 2, 1999, the consolidated results of operations and comprehensive income for the three months and nine months ended October 2, 1999, and October 3, 1998, and cash flows for the nine months ended October 2, 1999, and October 3, 1998. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS: THIRD QUARTER OF 1999 VERSUS THIRD QUARTER OF 1998, AND YEAR-TO-DATE 1999 VERSUS YEAR-TO-DATE 1998

Net sales for the third quarter increased 18.1% to $103,988,000 from $88,068,000. Hardware sales (printers and replacement parts) increased 20.0%, driven by unit volume increases that were partially offset by lower average unit prices. For the third quarter, hardware sales accounted for 81.0% of net sales. Supplies sales increased 10.3% to comprise 16.9% of net sales. The remaining 2.0% of net sales consisted of service and software revenue. For the year to-date, net sales increased 13.8% to $291,131,000 from $255,906,000 in 1998.

International sales for the third quarter of 1999 were $39,341,000, compared with $34,062,000 for a 15.5% increase. The Company's sales to North American customers increased 19.7% to $64,648,000 from $54,006,000. International sales comprised 37.8% of net sales in the third quarter of 1999 and 38.7% in the third quarter of 1998. For the first nine months of 1999, international sales increased 13.7% to $114,710,000 from $100,851,000 for the same period in 1998.

Gross profit for the third quarter of 1999 increased 31.8% to $55,849,000 from $42,381,000. Gross profit margin increased to 53.7% from 48.1%. The increase in gross profit margin was due to lower average unit production costs and the higher sales volume, partially offset by lower average selling prices resulting from a change in product mix toward lower-margin products. For the first nine months of 1999, gross profit increased 19.2% to $146,524,000, or 50.3% of net sales, from $122,943,000, or 48.0% of net sales, in the same period of 1998.

Selling and marketing expenses for the third quarter increased 10.1% to $9,937,000 from $9,028,000. The increase resulted primarily from higher trade show and advertising expenses, followed by higher personnel-related expenses resulting from increased staffing levels. As a percentage of net sales, third quarter selling and marketing expenses decreased to 9.6% from 10.3%. For the year to-date, selling and marketing expenses increased 12.2% to $29,679,000 from $26,441,000, but declined as a percentage of net sales to 10.2% from 10.3%.

Research and development expenses for the third quarter decreased 4.0% to $5,219,000 from $5,437,000. This decrease was due to lower project, production supplies, and personnel-related expenses, partially offset by higher expenses related to outside consulting services. As a percentage of net sales, quarterly research and development expenses declined to 5.0% from 6.2%. For the year to-date, research and development expenses increased 1.6% to $16,225,000 from $15,972,000, but declined to 5.6% of net sales from 6.2% of net sales.

General and administrative expenses for the third quarter increased by 18.0% to $7,721,000 from $6,544,000. The increase primarily resulted from higher expenses for computers and related equipment, building operations, and personnel resulting from higher staffing levels. As a percentage of net sales, quarterly general and administrative expenses were unchanged at 7.4%. For the year to-date, general and administrative expenses increased 16.1% to $23,005,000 from $19,812,000, and represented 7.9% of net sales compared with 7.7% of net sales.

During the third quarter of 1999, Zebra recorded $1,581,000 in merger-related costs for the integration of Eltron operations. These costs, which could not be provided for at the time of the merger, include expenditures on consulting fees, as well as personnel-related expenses for relocation, severance, and recruitment. The Company expects to incur additional merger costs in the fourth quarter of 1999 and through the second quarter of 2000, the amounts of which are not currently estimable. For the year to-date, merger costs totaled $4,741,000.

Operating income for the third quarter increased 46.9% to $31,391,000, or 30.2% of net sales, from $21,372,000, or 24.3% of net sales. Excluding the $1,581,000 in merger costs, operating income increased 54.3% to $32,972,000, or 31.7% of net sales. For the year to-date, operating income was $72,874,000, or 25.0% of net sales, up 20.0% from $60,718,000, or 23.7% of net sales. Excluding $4,741,000 in merger costs, 1999 year-to-date operating income increased 27.8% to $77,615,000, or 26.7% of net sales.

Investment income increased to $1,389,000 from a loss of $401,000. The increase was principally due to a more normalized return on the Company's investment portfolio, compared with the loss resulting from the unusually high volatility in the capital markets during the third quarter of 1998. For the year to-date, investment income increased 105.1% to $6,595,000 from $3,215,000, related to a more normalized return on the investment portfolio in 1999 as well as higher invested balances.

Other expense for the third quarter of 1999 totaled $1,721,000, compared with $240,000 for the third quarter of 1998. The expense increase contains certain one-time items, including a settlement for some claims that were settled prior to any litigation and were unrelated to the company's operations.

Income before income taxes for the third quarter of 1999 was $31,056,000, up 49.8% from $20,737,000 for the same period in 1998. For the year to-date, income before income taxes increased 22.8% to $78,064,000 from $63,573,000.

The effective income tax rate for the third quarter of 1999 was 35.8%, compared with 36.3% for the same period in 1998. Net income was $19,932,000, or $0.63 per diluted share, compared with $13,213,000, or $0.42 per diluted share. Excluding the $1,581,000 in merger-related costs and related income tax benefit, net income for the third quarter of 1999 was $20,950,000, or $0.66 per diluted share. For the year to-date, the Company's effective income tax rate was 36.3%, compared with 36.4%. Net income was $49,704,000, or $1.58 per diluted share, compared with $40,413,000, or $1.30 per share on a diluted and primary basis. Excluding the $4,741,000 in merger-related costs and related income tax benefit in 1999, year-to-date net income was $52,723,000, or $1.68 per diluted share.

LIQUIDITY AND CAPITAL RESOURCES
The Company's principal source of liquidity continues to be cash generated from operations. Cash and cash equivalents and investments and marketable securities totaled $216,102,000 at October 2, 1999, compared with $162,668,000 at December 31, 1998.

Management believes that existing capital resources and funds generated from operations are sufficient to finance anticipated capital requirements.

YEAR 2000 CONSIDERATIONS
INTERNAL SYSTEMS. Management believes that substantially all of the Company's critical internal computer systems and technical infrastructure are Year 2000
(Y2K) compliant.

PRODUCTS. The Company has reviewed its entire product line for Y2K compliance issues and has identified those products that will be affected. In general, Y2K issues do not affect the Company's printer products because they contain no internal clock or timing mechanism. The Company recently introduced an internal real time clock feature on a limited number of Zebra-brand printers. In addition, certain Eltron-brand printer products are available with an optional internal time and date clock. These features are Y2K compliant. In addition, the Company's PC-470 printer controller contains a real-time clock that must be reset to function properly after January 1, 2000. All but one of the Company's current software products are Y2K compliant, although in some cases previous versions of these software products were not Y2K compliant. An updated Y2K-compliant version of the one software product that is not currently Y2K compliant has been completed and is in quality testing. This upgrade is expected to be released for distribution around the end of November 1999. In all cases where products are not Y2K compliant, customers have been notified via letter or postings on the Company's web site about any corrective action that is needed, including, where appropriate, a requirement to upgrade certain software products.

SUPPLIERS. The Company surveyed each of its significant suppliers to determine their ability to provide necessary products and services that are critical to business continuation through Y2K. They have advised us that they expect no adverse affect from Y2K on their ability to support Zebra's manufacturing and distribution operations.

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

SIGNIFICANT CUSTOMER
During the third quarter of 1999, sales to ScanSource, Inc., represented 12.5% of net sales, but represented less than 10.0% of net sales for the year to-date and for the corresponding periods in 1998. No other single customer comprised 10.0% or more of the Company's sales for the third quarter of 1999 or the year to-date. Sales to one of the Company's designated key accounts, United Parcel Service (UPS), however, accounted for 11.0% of total sales for the first nine months of 1998.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company's market risk during the third quarter ended October 2, 1999. For additional information on market risk, refer to the "Quantitative and Qualitative Disclosures About Market Risk" section of the Company's Annual Report on Form 10-K for the year ended
December 31, 1998.

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

                                    ZEBRA TECHNOLOGIES CORPORATION

Date:    November 10, 1999                   By:  /s/Edward L. Kaplan
                                                  -------------------
                                                    Edward L. Kaplan
                                                    Chief Executive Officer

Date:    November 10, 1999                   By:  /s/Charles R. Whitchurch
                                                  ------------------------
                                                    Charles R. Whitchurch
                                                    Chief Financial Officer