Form 10-K
period 1999-12-31
ZEBRA TECHNOLOGIES CORP/DE
filed 2000-03-09
CIK 877212

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

             [ X ] Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1999
                        Commission File Number: 000-19406

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

Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 1, 2000, the aggregate market value of each of the registrant's Class A Common Stock and Class B Common Stock held by non-affiliates was approximately $1,686,317,000 and $421,298,000, respectively. The closing price of the Class A Common Stock on March 1, 2000, as reported on the Nasdaq Stock Market, was $67.00 per share. Because no market exists for the Class B Common Stock and the shares of Class B Common Stock are convertible on a one-for-one basis into shares of Class A Common stock, the registrant has assumed for purposes hereof that each share of Class B Common Stock has a market value equal to one share of Class A Common Stock.

As of March 1, 2000, the registrant had outstanding 25,168,914 shares of Class A Common Stock, par value $.01 per share, and 6,288,028 shares of Class B Common Stock, par value $.01 per share.

                       DOCUMENTS INCORPORATED BY REFERENCE
Certain sections of the registrant's Notice of Annual Meeting of Stockholders and Proxy Statement for its Annual Meeting of Stockholders to be held on May 16, 2000, as described in the Cross-Reference Sheet and Table of Contents included herewith, are incorporated by reference into Part III of this report.

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

CONSOLIDATED FINANCIAL STATEMENTS
Index to Consolidated Financial Statements                                                                        F1


PART I

ITEM 1.  BUSINESS

THE COMPANY
Zebra Technologies Corporation and its wholly-owned subsidiaries (the Company or Zebra) design, manufacture and support a broad range of direct thermal and thermal transfer bar code label printers, receipt printers, instant-issuance plastic card printers and secure identification printing systems, related accessories, and support software. The Company markets its products worldwide principally to manufacturing and service organizations for use in automatic identification, data collection, and personal identification systems.

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

Applications for the Company's technology cut across all industries and geographies. They include, but are not limited to, inventory control, small package delivery, baggage handling, automated warehousing, JIT (Just-In-Time) manufacturing, employee time and attendance records, file management systems, hospital information systems, shop floor control, library systems, employee ID cards, driver's licenses, access control systems, and medical specimen labeling. As of December 31, 1999, management estimates that more than 1,500,000 Zebra printers are installed in more than 90 countries throughout the world.

The Company believes the growth of its bar code printer business will be enhanced by the proliferation of bar code label standardization programs, which are driven by competitive forces on businesses worldwide to reduce costs, improve quality, and increase productivity. Industry-mandated standardization continues to be a major catalyst in the rapid development of bar coding. Zebra also believes that increasing use of enterprise-wide resource planning (ERP) systems in manufacturing and service organizations and the rapid growth of e-commerce will lead to increased use of automatic identification systems.

The Company's card printer business is being driven by the rapid growth in applications for smart card technology and increased concern over personal identification, including secure ID systems for driver's license applications and access control systems.

On October 28, 1998, the Company merged with Eltron International, Inc. (Eltron). Products manufactured and marketed under the Eltron brand name consist of high-quality, low-cost direct thermal and thermal transfer bar code printers, instant-issuance plastic card printers and secure card printing systems, ribbons, self-adhesive labels, and related accessories. Financial results for the Company have been restated to reflect the merger as a pooling-of-interests.

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

Zebra markets its products under the Zebra and Eltron brand names. Zebra bar code products are designed and principally targeted for mission-critical applications, where high volume or demanding compliance labeling standards are required. The Company offers comprehensive bar code labeling solutions under the Zebra brand, including a wide range of premium-quality bar code label printers. Bar code labeling products marketed under the Eltron brand are targeted at end-users looking for an economical, easy-to-use printing solution in general office and light manufacturing and distribution environments. The Company's full range of card printer products is also marketed under the Eltron brand name.

Bar Code Labeling Solutions
The Company believes it produces the industry's broadest range of on-demand thermal transfer and direct thermal bar-code label printers, with more options and features than any of its competitors. Zebra's printing systems include hundreds of optional configurations, which can be selected to meet particular customer needs. The Company believes this breadth of product is a unique and significant competitive strength, since it allows the Company to satisfy the wide variety of printing applications in its target market.

The Company offers 29 bar code printer models, which are marketed under the Zebra and Eltron brand names. At December 31, 1999, the Company's main printer product offerings were as follows:

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

In 1999, Zebra introduced the R-140 Printer/Encoder. The R-140 prints and encodes "smart labels," which are printable labels embedded with an ultra-thin radio frequency transponder, in a single pass. Information encoded in these transponders can then be read and modified by a radio frequency reader. The R-140 is targeted at the developing market for radio frequency identification
(RFID), where line-of-sight reading or scanning a label may not be possible. List price for the R-140 is $5,690.

MID-RANGE PRINTERS. The Company offers 10 printer models designed for less demanding applications. These units offer fewer option configurations and features for a commensurate lower price. Products in this category consist of the Zebra Stripe, S, and Z Series as well as Eltron brand TLP 2746, LP/TLP 2684 (Strata), TLP Eclipse, and TLP 2046 printers. List prices range from $1,395 to $3,295.

DESKTOP PRINTERS. Applications with low volume suit the Company's desktop printers. Zebra currently offers nine desktop models, which are marketed as Zebra Stripe DA402 and T402 printers and Eltron Companion Plus, LP 2443 (Orion), LP/TLP 2622, LP/TLP 2642, TLP 3642, LP/TLP 2722, LP/TLP 2742, and TLP 3742
printers. List prices range from $595 to $845.

PORTABLE PRINTERS. The Company offers four portable printer models, which provide durability, lightweight, and optional infrared and radio frequency interfaces. These printers are designed for remote and mobile applications, and are marketed under both the Zebra and Eltron brands. The Company's portable printers range in price from $695 to $1,495.

PRINT ENGINES. Zebra's 170PAX2 print engine is targeted at manufacturers of high-speed automatic label applicator systems. The price of the 170PAX2 print engine is approximately $3,100.

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

Plastic Card Printers
The Company offers five plastic card printers, including one secure identification printing system. Uses for plastic cards printed by these systems include smart cards, on-demand access control, identification, and loyalty card applications. Users can select from a number of printer options, including monochrome and color printing, single- and two-sided printing, and magnetic stripe and smart card encoding. The Company's P310, P420, P500, and P600 plastic card printers are marketed under the Eltron brand. Plastic card printers range in price from $2,495 to $9,995.

The Max3300 is a single process secure ID printing system that provides maximum security, durability, and tamper resistance for applications such as driver's licenses and national ID card programs. The system integrates printing, lamination, rotary die cutting, and optional magnetic encoding of 3M Secure Card media. The Max3300 is priced at $16,500.

Sales of hardware (bar code and plastic card printers and replacement parts) represented $321,354,000 of net sales in 1999, $265,495,000 in 1998, and
$229,763,000 in 1997. These sales amounted to 80.6%, 79.0%, and 77.3% of net sales in 1999, 1998, and 1997, respectively.

Supplies
The Company sells supplies, which consist of stock and customized thermal labels and tags and thermal transfer ribbons, to both new and current users of its label printing systems worldwide. Zebra promotes the use of genuine Zebra brand and Eltron brand supplies with its equipment. Management believes that owners of Zebra and Eltron printing systems purchasing Zebra brand and Eltron brand supplies attain peak performance and optimum print quality and minimize costly downtime and malfunctions in their automatic identification systems.

Zebra fully supports its printers, resellers and end users with an extensive line of superior quality, high performance supplies optimized to a particular user's needs. Supplies are expertly chosen, in consultation with the end user and reseller, based on the specific application, printer and environment in which the labeling system must perform. The Company's supplies also include proprietary ribbon and label formulations developed according to our specifications and designed to maximize printer performance and meet the most demanding end user performance criteria. Factors such as scratch, smudge and abrasion resistance, and chemical and environmental exposures are all taken into account when selecting the type of ribbon and labeling materials. The use of supplies that are not carefully matched to specific printers can adversely impact printer performance in print speed, print quality and ultimately overall customer satisfaction.

Sales of the Company's supplies in 1999, 1998, and 1997 were $69,092,000, $62,298,000, and $58,873,000, respectively, amounting to 17.3%, 18.5%, and 19.8%
of net sales, respectively.

Software
In February 1996, the Company acquired the intellectual property of a United Kingdom-based partnership, Fenestra Computer Services, which provides a high-performance label design and integration software package specifically designed to optimize the performance of Zebra printers. Known as BAR-ONE-TM-, this software provides the capability to design and integrate sophisticated labels from standalone or legacy applications through a powerful, easy-to-use Windows interface. In late 1997, the Company signed an exclusive alliance agreement with JetForm Corporation, a leading worldwide provider of electronic forms, workflow and output management software applications. Zebra's BAR-ONE product includes a special version of JetForm's premier multi-platform, output management product, JetForm Central-TM-. This software package enables Zebra printers to receive output directly from most of the popular software packages on the market, including the increasingly used enterprise-wide resource planning
(ERP) software, without the need to write costly software interfaces. In 1999, the Company released a new version of BAR-ONE, which enables users to print to both Zebra- and Eltron-brand printers.

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

THE COMPANY'S TECHNOLOGY
The Company's products use thermal transfer, direct thermal, and thermal die sublimation technologies. Each technology has certain characteristics that provide specific benefits to the end user.

Thermal transfer printing is used in all performance and certain mid-range, desktop and portable bar code label printers, as well as the Company's high-speed print engine. This technology creates an image by applying an electrically heated printhead to a ribbon that releases ink onto labeling/ticketing media. The benefits of thermal transfer printing include superior image quality, the ability to print on a wide variety of smooth-surfaced materials, no requirement for specially coated or otherwise specially formulated labeling/ticketing media, and the ability to use certain inks that are not viable with alternative printing technologies.

Direct thermal printing is used in certain mid-range, desktop and portable printer products. Direct thermal printing creates an image by applying the heated printhead directly to specially treated paper, which changes color when heated. Direct thermal technology is preferable where image durability is less critical, and where the application does not require specialty-labeling materials such as plastics or metal foils.

The Company's plastic card printers incorporate thermal dye sublimation for color printing on PVC and polyester cards. This capability has given rise to an industry focused on the on-site creation of full color, photographic quality plastic cards. These cards can typically be created in less than 30 seconds for under one dollar. Traditional photographic processes are both more expensive and time consuming. The Company believes that personalized card applications such as driver's licenses, loyalty cards, school and work identification cards, security access cards, and financial transaction cards are well suited to this technology. Bar codes, smart chip and magnetic stripe encoding can be used to record such personal data as health records, financial transactions, security access codes, and vital statistics.

The Company's printing systems incorporate Company-designed computer hardware, electrical mechanisms and software, which operate the printing functions of the system and communicate with the host computer. All Zebra brand printing systems operate using Zebra Programming Language (ZPL-TM-) and Zebra Programming Language II (ZPL II-TM-), proprietary printer driver languages, which were designed by the Company and are compatible with virtually all computer operating systems, including UNIX, MS/DOS and Windows. Because the Company guarantees backward compatibility, ZPL and ZPL II allow users to replace older Zebra printers with newer equipment without costly reprogramming of label design programs. This compatibility also allows users to operate multiple Zebra printers in different applications using standardized programs and to integrate these printers into a local area network. Management believes that ZPL and ZPL II give the Company a competitive advantage by ensuring compatibility across the full family of the Company's present and future printer products and by facilitating system upgrades and customer loyalty to Zebra products. Certain independent software vendors have written label preparation programs with ZPL and ZPL II drivers specifically for Zebra printers. ZPL and ZPL II label format programs can be run on a personal computer with ordinary word processing programs, making ZPL and ZPL II particularly adaptable to PC-based systems.

All Eltron brand printing systems operate using Eltron Programming Language (EPL-TM-), which have characteristics for networking and backward compatibility similar to those of ZPL and ZPL II.

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

Sales to international customers comprised 40.1%, 40.1%, and 41.4% of net sales for 1999, 1998, and 1997, respectively. The Company's products are distributed in more than 90 countries throughout the world. Management believes that international sales have the long-term potential to grow faster than domestic sales because of the lower penetration of bar-code systems outside the United States. As a result, the Company has invested resources to support its international growth and currently operates facilities and sales offices in the United Kingdom, France, Germany, Japan, Hong Kong, China, Singapore, and South Africa.

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

The marketing communications group operates as an internal advertising and public relations resource. This group, working with advertising agencies and contractors, creates advertising, brochures and documentation, manages trade show exhibits, maintains the Company's Web sites and places articles highlighting applications of Zebra products in trade and industry publications.

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

CUSTOMERS
As of December 31, 1999, Company estimates that it has more than 1,500,000 bar code and plastic card printers installed in more than 90 countries.

Two customers accounted for more than 10% of the Company's total net sales in at least one of the fiscal years ended December 31, 1998 and 1997. The Peak Technologies Group, Inc., represented 10.9%, of the Company's net sales in 1997. United Parcel Service represented 10.3% of the Company's net sales in 1998.

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

RESEARCH AND DEVELOPMENT
The Company had research and development expenditures of $22,007,000, $21,428,000, and $17,911,000 for 1999, 1998, and 1997, respectively. These expenditures amounted to 5.5%, 6.4%, and 6.0% of net sales for the corresponding periods. The Company devotes significant resources to develop new bar-code printing solutions for its target markets, as well as to ensure that the Company's products maintain high levels of reliability and efficient manufacturing.

At December 31, 1999, the Company had 131 full-time employees in new product design, engineering and development. Zebra engineers design all firmware, hardware, software, mechanisms, mechanical parts and enclosures used in its printers and other products.

COMPETITION
Many companies are engaged in the design, manufacture and marketing of automatic identification data collection equipment and plastic card printers. The Company considers its direct competition to be producers of on-demand thermal transfer and direct thermal label printing systems and supplies. To a lesser extent the Company also competes with companies engaged in the design, manufacture and marketing of standard computer and label printers which use alternative printing technologies, particularly for low-cost label printers. For card printers, the Company considers its direct competition to be the producers of thermal plastic card printing systems and supplies designed for on-demand printing.

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

No single competitor competes across the entire breadth of the Company's product line. The Company, however, faces, significant competition in each of its product segments. For low-cost desktop label printer products, the Company's principal competitors are Cognitive Solutions, a subsidiary of Axiohm Transaction Solutions, Inc.; Tokyo Electric Company (TEC); Taiwan Semiconductor; Microcom; and Datamax Corporation. In the mid-range printer market, the Company's principal competitors are Datamax Corporation; UBI and Intermec Corporations, subsidiaries of Unova, Inc.; Monarch Marking Systems, a subsidiary of Paxar, Inc.; Sato; and TEC. Principal competition in the high end of the market derives from Sato, TEC, and Intermec. For print engines, the Company's principal competitor is Sato. For portable printers, the Company's principal competitors are Monarch Marking Systems, as well as Comtec Information Systems, Inc., and O'Neil Product Development, Inc., two privately held companies.

The Company's principal competitors in the plastic card market include Datacard, Inc., a privately-held manufacturer of card personalization systems and transaction terminals, and Fargo Electronics, Inc., a privately-held manufacturer of thermal transfer and dye sublimation color page printers and plastic card printers.

ALTERNATIVE TECHNOLOGIES
The Company believes that direct thermal and thermal transfer printing will be the technology of choice in Zebra's target markets for the foreseeable future. Among the many advantages of direct thermal and thermal transfer printing is its ability to print high-resolution, durable images on a wide variety of label materials at a relatively low cost and at very high speeds, compared with alternative printing technologies. The Company continually assesses competitive and complementary methods of bar code printing and automatic identification. These technologies include ink jet, laser, impact dot matrix, laser etching, and radio-frequency identification (RFID). Currently, the Company believes that direct thermal and thermal transfer print technology provide the best low-cost, high quality printing solution for its target markets.

Although there is no assurance that a new technology will not supplant direct thermal and thermal transfer printing, the Company is not aware of any developing technology that offers the advantages of direct thermal and thermal transfer printing for the Company's target markets. To complement its thermal printing technology, Zebra introduced the R-140 printer/encoder for printing and encoding "smart labels," which are printable labels embedded with an ultra-thin radio frequency transponder. Information encoded in these transponders can then be read and modified by a radio frequency reader. The R-140 is targeted at the developing market for RFID, where line-of-sight reading or scanning a label may not be possible.

If other technologies were to evolve or become available to the Company, it is possible that those technologies would be incorporated into the Company's products. Alternatively, if such technologies were to evolve or become available to the Company's competitors, the Company's products may become obsolete, which would have a material adverse effect on the Company's business, financial position, results of operations and cash flows.

INTELLECTUAL PROPERTY RIGHTS
Zebra relies on a combination of trade secrets, patents, employee and third party nondisclosure agreements, copyright laws and contractual rights to establish and protect its proprietary rights in its products. The Company holds and actively protects a number of trademarks, which are registered domestically and internationally. The Company holds 27 patents and nine patents pending pertaining to its products.

Despite the Company's efforts to protect its intellectual property rights, it may be possible for unauthorized third parties to copy certain portions of the Company's products or to reverse engineer or otherwise obtain and use, to the Company's detriment, technology and information that the Company regards as proprietary. Moreover, the laws of certain countries do not afford the same protection to the Company's proprietary rights as do United States laws. There can be no assurance that legal protections relied upon by the Company to protect its proprietary position will be adequate. The Company does not believe that the legal protections afforded to its intellectual property rights are fundamental to its success.

Other trademarks mentioned in this report include IBM, which is a registered trademark of International Business Machines Corporation; UNIX, which is a registered trademark of UNIX Systems Laboratories, Inc.; MS/DOS and Windows, which are registered trademarks of Microsoft Corporation; and Jet Form Central, which is a registered trademark of Jet Form Corporation.

EMPLOYEES
As of March 1, 2000, the Company employed approximately 1,650 persons. None of these employees is a member of a union. The Company considers its relationship with its employees to be excellent.

ITEM 2.  PROPERTIES

The Company's corporate headquarters are located in Vernon Hills, Illinois, a northern suburb of Chicago. The Company conducts its operations from a custom-designed facility at this location, which provides approximately 242,000 square feet of space. Approximately 106,800 square feet have been allocated to office and laboratory functions and 135,200 square feet to manufacturing and warehousing. This facility was constructed in 1989 and expanded in 1993, 1995, 1996, and 1999. It is owned and leased to the Company, under a lease terminating on March 31, 2008, by Unique Building Corporation, a corporation owned in part by Edward Kaplan and Gerhard Cless, both executive officers and directors of the Company. A new lease is currently under development to include the 59,200 square feet of space that was added in 1999. The proposed new terms of the lease covering the entire Vernon Hills facility would extend the lease to terminate on June 30, 2014.

The Company's major facilities as of December 31, 1999, are listed below:


                                                            Square Footage

                                         ------------------------------------------------------
                                          MANUFACTURING,
                                           PRODUCTION &       ADMINISTRATIVE,
LOCATION                                    WAREHOUSING      RESEARCH & SALES        TOTAL      LEASE EXPIRES
--------                                    -----------      ----------------        -----      -------------
Vernon Hills, Illinois, USA                  135,200              106,800            242,000    June 2014
Camarillo, California, USA                    73,600               68,400            142,000    Owned
High Wycombe, UK                                  --               20,900             20,900    November 2018
Preston, UK                                   29,000                8,000             37,000    Owned
Varades, France                               11,800                9,000             20,800    August 2000
Greenville, Wisconsin, USA                    27,000                3,000             30,000    March 2007



The Company also has facilities totaling an aggregate of 12,640 square feet, with 3,954 square feet dedicated to warehousing and 8,686 square feet dedicated to administrative, research, and sales functions, in the following locations:
Northbrook, Illinois; Miami, Florida; Sandy, Utah; Boulogne Billancourt, France; Singapore; Tokyo, Japan; and Frankfurt, Germany.

During 1999, the Company consolidated certain of its facilities. In the UK, this consolidation consisted of moving distribution from the Company's Wokingham and High Wycombe facilities to the Company's Preston location, and transferring Wokingham associates to the renovated High Wycombe location. The vacant Wokingham facility totals 27,000 square feet and has a lease that expires in October 2010. The Company expects to dispose of or sub-lease the Wokingham facility in 2000.

ITEM 3.  LEGAL PROCEEDINGS

The Company is involved in various lawsuits, which are incidental to the ordinary conduct of its business. The Company does not believe that any such matters will have a material adverse effect on the Company's business, financial condition, or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

STOCK INFORMATION: PRICE RANGE AND COMMON STOCK
The Company's Class A Common Stock is traded on the Nasdaq Stock Market under the symbol ZBRA. The following table shows the high and low trade prices for each quarter in 1999 and 1998, as reported by the Nasdaq Stock Market. No market exists for the Company's Class B Common Stock. The shares of Class B Common Stock are convertible on a one-for-one basis into shares of Class A Common Stock at the option of the holder.



1999                                       HIGH         LOW       1998                                  HIGH           LOW
--------------------------------------- ----------- ------------- --------------------------------- -------------- ------------
First Quarter                               $37.00      $22.88    First Quarter                         $38.50         $25.50
Second Quarter                               38.50       23.50    Second Quarter                         44.63          34.75
Third Quarter                                50.38       37.00    Third Quarter                          42.63          27.00
Fourth Quarter                               64.50       44.19    Fourth Quarter                         37.00          25.00



SOURCE: THE NASDAQ STOCK MARKET

At March 1, 2000, the last reported price for the Class A Common Stock was $67.00 per share, and there were 524 shareholders of record for the Company's Class A Common Stock and 24 shareholders of record for the Company's Class B Common Stock.

DIVIDEND POLICY

Since the Company's initial public offering in 1991, the Company has not declared any cash dividends or distributions on its capital stock. The Company intends to retain its earnings to finance future growth and therefore does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

                    CONSOLIDATED STATEMENTS OF EARNINGS DATA
                    (In thousands, except per share amounts)

Year Ended December 31,                         1999            1998             1997 (1)        1996 (1)         1995 (1)
                                                ----            ----             ----            ----             ----
Net sales                                  $  398,517      $  335,983       $  297,100      $  252,487       $  200,319
Cost of sales                                 196,128         180,173          153,392         135,474          106,365
                                           ----------      ----------       ----------      ----------       ----------
Gross profit                                  202,389         155,810          143,708         117,013           93,954
Total operating expenses                       99,487(2)       94,174(2)        72,446          62,880(4)        43,328
                                           ---------       ---------        ----------      ----------       ----------
Operating income                              102,902(2)       61,636(2)        71,262          54,133(4)        50,626
Income from continuing operations
   before income taxes                        108,800(2)       65,021(2)        85,225(3)       60,703(4)        56,185
Income from continuing operations              69,632(2)       40,069(2)        54,447(3)       37,952(4)        36,693

Earnings per share from continuing operations

   Basic                                   $     2.23(2)   $     1.30(2)    $     1.76(3)   $     1.24(4)    $     1.22
   Diluted                                 $     2.21(2)   $     1.29(2)    $     1.74(3)   $     1.21(4)    $     1.19

Weighted average shares outstanding

   Basic                                       31,175          30,919           30,897           30,696          30,128
   Diluted                                     31,521          31,176           31,380           31,269          30,780



                       CONSOLIDATED BALANCE SHEET DATA
                               (In thousands)


December 31,                                    1999            1998             1997            1996             1995
                                                ----            ----             ----            ----             ----
Cash and cash equivalents and
   investments and marketable
   securities                              $   235,568     $   162,668      $   139,320     $   103,777      $    88,139
Working capital                                302,804         229,688          209,862         164,678          131,369
Total assets                                   394,643         310,002          270,447         218,631          176,695
Long-term obligations                              664              36              314           3,137            2,928
Shareholders' equity                           349,307         270,884          236,220         184,007          144,391



(1) Revised to reflect the discontinuance of operations of Zebra Technologies VTI, which was acquired by the Company in July 1995.
(2) Includes a pretax charge for merger costs of $6,341 in 1999 and $8,080 in 1998 relating to the merger with Eltron International, Inc.
(3) Includes a one-time pretax gain of $5,458 from the sale of Zebra's investment in Norand Corporation common stock.
(4) Reflects a pretax charge for acquired in-process technology of $1,117 relating to the Company's acquisition of Fenestra Computer Services and $2,500 relating to the Company's acquisition of Privilege, S.A.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

On October 28, 1998, the Company merged with Eltron International, Inc. This transaction has been accounted for as a pooling of interests for financial reporting purposes. All financial statements for periods presented prior to the merger have been restated to give effect to the combination.

In the fourth quarter of 1998, the Company recorded one-time charges totaling $13,161,000 related to the merger with Eltron. Of this amount, $8,080,000 is reported separately as Merger Costs and consists of fees for accountants, attorneys, consultants, and investment bankers, as well as provisions for facilities consolidation and severance costs. The balance of $5,081,000 relates to adjustments to bring the former Eltron operations into conformance with Zebra's accounting policies and to eliminate certain duplicate assets. These adjustments, which are reported within Cost of Sales and Operating Expenses as described below, include increases to inventory and bad debt reserves and the expensing of certain duplicate fixed assets. For 1999, charges related to the Eltron merger totaled $6,341,000, which was all reported as Merger Costs. These costs, which could not be provided for at the time of the merger, include expenditures on consulting fees, as well as personnel-related expenses for relocation, severance, and recruitment.

COMPARISON OF YEARS ENDED DECEMBER 31, 1999 AND 1998

Net sales increased 18.6% in 1999 to $398,517,000 from $335,983,000 in 1998.
Unit growth in hardware (printers and replacement parts) principally drove sales growth. Product mix changes lowered the average unit price for printers, since volume in lower-priced models increased faster than in higher-priced models. Hardware sales increased 21.0% to 80.6% of net sales, and supplies sales increased 10.9% to 17.3% of net sales. The remaining 2.0% of net sales consisted of service and software revenue.

Both North American and international sales increased at the same 18.6% rate. International sales increased to $159,769,000 from $134,723,000 and accounted for 40.1% of net sales in both 1999 and 1998.

Gross profit increased 29.9% to $202,389,000 for 1999 from $155,810,000 for
1998. As a percentage of net sales, gross profit increased 4.4 percentage points to 50.8% from 46.4%. Gross profit for 1998 was affected by $3,485,000 in one-time adjustments to cost of goods sold related to the Eltron merger. Excluding this one-time charge, gross profit for 1998 would have been $159,295,000, or 47.4% of net sales. Excluding the effect of merger costs on 1998 gross profit, the increase in gross profit margin was primarily due to better overhead utilization, as the increased sales volume was produced through roughly the same amount of fixed assets, as well as lower product component costs. Average unit costs deteriorated slightly, primarily because of changes in the mix of products sold toward shipments of relatively larger volumes of lowered priced printers.

Selling and marketing expenses increased 10.8% to $39,930,000 from $36,052,000. As a percentage of net sales, selling and marketing expenses decreased to 10.0% from 10.7%. Excluding one-time charges of $242,000 related to the Eltron merger, selling and marketing expenses for 1998 would have been $35,810,000, or 10.7% of net sales. Excluding the effect of merger costs, the higher selling and marketing expenses in 1999 resulted from higher co-op and other business development expenses and higher staffing levels to support the increased levels of business.

Research and development expenses for 1999 increased 2.7% to $22,007,000, or 5.5% of net sales, from $21,428,000, or 6.4% of net sales, for 1998. Research and development expenses for 1998 included $175,000 in one-time charges related to the Eltron merger. Excluding these one-time charges, research and development expenses for 1998 would have been $21,253,000, or 6.3% of net sales. For 1999, lower business development expenses partially offset higher expenses for increased staffing levels and outside professional services.

General and administrative expenses increased by 9.1% to $31,209,000 from $28,614,000. As a percentage of net sales, general and administrative expenses decreased to 7.8% from 8.5%. Excluding $1,178,000 in one-time charges related to the Eltron merger, 1998 general and administrative expenses were $27,436,000, or 8.2% of net sales. For 1999, higher expenses related to increased staffing levels and information technology operations were partially offset by lower expenditures for outside consulting and other professional services.

In 1999, the Company incurred $6,341,000 in costs related to the Eltron merger for consulting fees as well as personnel-related expenses for relocation, severance, and recruitment. For 1998, the Company incurred $8,080,000 in merger-related costs for accounting, legal, investment banking, and consulting fees, as well as provisions for facilities consolidation and severance. The Company expects to incur merger costs through the second quarter of 2000.

Investment income increased to $8,732,000 from $4,005,000. The increase was principally due to higher invested balances and a more normalized return on the Company's investment portfolio during 1999, compared with the loss resulting from the unusually high volatility in the capital markets during the second half of 1998. During the fourth quarter of 1998, the Company took steps to reduce its investment portfolio's exposure to market volatility.

Other expense for 1999 totaled $2,625,000, compared with $195,000 for 1998. The expense increase was principally due to certain one-time items recorded during the third quarter of 1999, including a settlement for claims prior to any litigation that was unrelated to the Company's operations. Other expense also includes a revaluation of the Company's euro- and deutsche mark-denominated receivables and cash balances as a result of the relative strength of the pound sterling versus both the euro and deutsche mark in the fourth quarter of 1999.

Income from continuing operations before income taxes increased 67.3% to $108,800,000 from $65,021,000. Excluding merger-related charges of $6,341,000 in 1999 and $13,161,000 in 1998, income from continuing operations before taxes increased 47.3% to $115,141,000 in 1999 from $78,182,000 in 1998.

The effective income tax rate for 1999 was 36.0%, compared with 38.4% for 1998. The provision for income taxes for 1998 includes the effect of $2,875,000 in certain merger-related costs, which are not deductible for income tax purposes. Excluding these costs, the Company's effective tax rate for 1998 would have been 36.8%.

Income from continuing operations for 1999 was $69,632,000, or $2.21 per diluted share. For 1998, income from continuing operations was $40,069,000, or $1.29 per diluted share. Excluding the effects of merger expenses, income from continuing operations for 1999 was $73,691,000, or $2.34 per diluted share, up 49.1% from $49,420,000, or $1.59 per diluted share, for 1998.

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

Gross profit increased 8.4% to $155,810,000 from $143,708,000 for 1997. As a percentage of net sales, gross profit decreased 2.0 percentage points to 46.4% from 48.4%. Excluding $3,485,000 in one-time charges related to the Eltron merger, gross profit for 1998 would have been $159,295,000, or 47.4% of net sales. The decline in gross profit margin was also due to an unfavorable shift in product mix toward lower margin printers.

Selling and marketing expenses of $36,052,000 increased 9.2% from $33,017,000. As a percentage of net sales, selling and marketing expenses decreased to 10.7% from 11.1%. Excluding $242,000 in one-time charges related to the Eltron merger, selling and marketing expenses for 1998 would have been $35,810,000, or 10.7% of net sales. During 1998, the Company increased staff levels to support anticipated higher levels of business. Higher personnel-related expenses and depreciation were partially offset by lower advertising and trade show expenses.

Research and development expenses for 1998 totaled $21,428,000, or 6.4% of net sales, compared with $17,911,000, or 6.0% of net sales, for 1997. Excluding $175,000 in one-time charges related to the Eltron merger, research and development expenses for 1998 would have been $21,253,000, or 6.3% of net sales. Higher personnel-related expenses and prototype work related to new product development were primarily responsible for the increase.

General and administrative expenses increased by 33.0% to $28,614,000 from $21,518,000. As a percentage of net sales, general and administrative expenses increased to 8.5% from 7.2%. Excluding $1,178,000 in one-time merger charges, 1998 general and administrative expenses were $27,436,000, or 8.2% of net sales. In 1998, the Company incurred higher personnel costs related to increased staffing levels. Depreciation and other expenses also increased, as Zebra's Baan ERP system became active during the second quarter of 1998.

In 1998, the Company incurred $8,080,000 in costs related to the Eltron merger. These merger costs include accounting, legal, investment banking, and consulting fees, as well as provisions for facilities consolidation and severance.

Other income decreased to $3,385,000 from $13,963,000, including investment income of $4,005,000 compared with $13,520,000. During the second half of 1998, net investment income declined because of financial market volatility. In addition, investment income for 1997 includes a one-time pretax investment gain of $5,458,000, which was recognized in the first quarter of 1997. This one-time gain resulted from the sale by the Company of 350,000 shares of Norand Corporation common stock. Excluding this gain, investment income for 1997 would have been $8,062,000. During the fourth quarter of 1998, the Company took steps to reduce its investment portfolio's exposure to market volatility.

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

Income from continuing operations for 1998 was $40,069,000, or $1.29 per diluted share. Excluding charges related to the Eltron merger, income from continuing operations for 1998 was $49,420,000, or $1.59 per diluted share, compared with $54,447,000, or $1.74 per diluted share, for 1997.

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

LIQUIDITY AND CAPITAL RESOURCES
Internally generated funds from operations are the primary source of liquidity for the Company. As of December 31, 1999, the Company had $235,568,000 in cash and marketable securities, compared with $162,668,000 at the end of 1998.

The Company has a $6,000,000 unsecured line of credit plus an additional $4,000,000 unsecured revocable line of credit with its bank. These credit facilities are priced at either the prime rate or 100 basis points over the London Interbank Offered Rate (LIBOR), at the Company's discretion. As of December 31, 1999, the Company had borrowings of $176,959 outstanding under its lines of credit.

Capital expenditures were $12,445,000 in 1999, $25,615,000 in 1998 and
$10,241,000 in 1997. In 1998, capital expenditures included purchases of new manufacturing and distribution facilities in Camarillo, California (acquired in conjunction with the Eltron merger), and Preston, United Kingdom, as well as expenditures on computer hardware and software, including the Company's new enterprise-wide resource planning (ERP) system. Management believes that existing capital resources and funds generated from operations are sufficient to finance anticipated capital requirements.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, as amended by SFAS No. 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES--DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133, which is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS 133 establishes a comprehensive standard for the recognition and measurement of derivative instruments and hedging activities. This pronouncement will require the Company to recognize derivatives on its balance sheet at fair value. Changes in the fair values of derivatives that qualify as cash flow hedges will be recognized in other comprehensive income until the hedged item is recognized in earnings. The Company expects that this new standard will not have a significant effect on its results of operations.

YEAR 2000 CONSIDERATIONS
The Company conducted a program to bring its internal systems and products into Year 2000 (Y2K) compliance. This program included upgrades to internal computer systems and technical infrastructure, as well as a review of the Company's product lines to bring them into Y2K compliance. In addition, the Company surveyed its significant suppliers to determine their ability to provide necessary products and services that are critical to business continuation through Y2K.

Zebra has experienced no interruptions in its business because of Y2K and is not aware of any significant problems being experienced by its customers or suppliers that would have a negative impact on the Company. There can be no assurance, however, that unexpected difficulties related to Y2K compliance at the Company, its customers, or its suppliers will not occur. Such unexpected difficulties could have a material adverse effect on the Company. Through December 31, 1999, the Company estimates that it spent approximately $400,000 on Y2K compliance for software testing and modifications or upgrades. These funds exclude regular upgrades to computer systems and technical infrastructure to meet the Company's information technology requirements.

SIGNIFICANT CUSTOMERS
For the year ended December 31, 1999, no customer accounted for 10.0% or more of net sales. Two customers accounted for more than 10% of net sales in at least one of the years ended December 31, 1998 and 1997. The Peak Technologies Group, Inc., represented 10.9% of net sales in 1997. United Parcel Service represented 10.3% of net sales in 1998.

SAFE HARBOR
Forward-looking statements contained in this filing are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995 and are highly dependent upon a variety of important factors which could cause actual results to differ materially from those reflected in such forward looking statements. These factors include market acceptance of the Company's products and competitors' product offerings. Profits will be affected by the Company's ability to control manufacturing and operating costs. Due to the Company's large investment portfolio, interest rate and financial market conditions will also have an impact on results. Foreign exchange rates will have an effect on financial results because of the large percentage of the Company's international operations. When used in this document and documents referenced, the words "anticipate," "believe," "estimate," and "expect" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. Readers of this document are referred to prior filings with the Securities and Exchange Commission, for further discussions of issues that could affect the Company's future results.

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

FOREIGN EXCHANGE RISK
The Company conducts business in more than 90 countries throughout the world and, therefore, can be exposed to movements in foreign exchange rates. Currency exposures are related only to the U.S. dollar/U.K. pound sterling, U.S. dollar/euro, and the U.K. pound sterling/euro exchange rates arising from invoicing European customers in pounds sterling and euros from the Company's U.K. office, and to the U.S. dollar/Japanese yen exchange rate arising from purchases of some thermal transfer ribbons denominated in yen. There is no foreign exchange risk associated with the Company's investment portfolio.

The Company manages its foreign exchange exposure through a policy of selective hedging. This policy involves selling forward up to 180 days, projected remittances in pounds sterling and euros from the Company's U.K. subsidiary. The Company also purchases a limited number of yen contracts to hedge the cost of yen-denominated invoices from certain suppliers. This policy mitigates, but does not eliminate, the impact of exchange movements on the value of future cash flows. Thus, adverse movements in either the pound, euro or the yen in relation to the dollar can directly impact the Company's financial results. All foreign exchange contracts are executed by the corporate treasury department only with major financial institutions. Under no circumstances does the Company enter into any type of foreign exchange contract for trading or speculative purposes.

EQUITY PRICE RISK
The Company does not generally invest in marketable equity securities, except as part of its acquisition strategy, although one of its investment managers utilizes a market neutral strategy that involves offsetting long-short equity positions. The Company held no direct equity positions as of December 31, 1999.

The Company utilizes a "Value-at-Risk" (VaR) model to determine the maximum potential one-day loss in the fair value of its interest rate, foreign exchange and equity price sensitive instruments.

The following table sets forth the impact of a 1% movement in interest rates on the value of the Company's investment portfolio as of December 31, 1999. Similarly, the impact of a 1% change in the value of all equity positions held by the Company's investment managers is tabulated. The impact of a 1% movement in the dollar/pound and dollar/euro rates is measured as if the Company did NOT engage in the selective hedging practices described above and is based on the present value of the projected average monthly remittances from the Company's U.K. subsidiary for the first quarter of 2000.

Interest rate sensitive instruments
+1% movement                              ($1,093,000)
-1% movement                               $1,435,000

Foreign exchange

     Dollar/pound                              $8,000
     Dollar/euro                              $20,000

Equity price sensitive instruments            $75,000

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

The Company filed no Current Report on Form 8-K during the fourth quarter of 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 6th day of March 2000.

         ZEBRA TECHNOLOGIES CORPORATION

                                                       By: /S/EDWARD L. KAPLAN
                                                            Edward L. Kaplan
                                                             CHAIRMAN AND
                                                         CHIEF EXECUTIVE OFFICER

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Report has been signed below by the following persons in the capacities and on the dates indicated.



SIGNATURE                                      TITLE                                            DATE


/S/EDWARD L. KAPLAN                            Chief Executive Officer and                      March 6, 2000
-------------------                            Chairman of the Board of Directors
    Edward L. Kaplan                           (Principal Executive Officer)


/S/DONALD K. SKINNER                           Vice Chairman of the Board                       March 6, 2000
--------------------                           of Directors
    Donald K. Skinner

/S/GERHARD CLESS                               Executive Vice President,                        March 6, 2000
----------------                               Secretary and Director
    Gerhard Cless

/S/CHARLES R. WHITCHURCH                       Chief Financial Officer and Treasurer            March 6, 2000
    Charles R. Whitchurch                      (Principal Financial and Accounting
                                               Officer)

/S/CHRISTOPHER G. KNOWLES                      Director                                         March 6, 2000
    Christopher G. Knowles

/S/DAVID P. RILEY                              Director                                         March 6, 2000
    David P. Riley

/S/MICHAEL A. SMITH                            Director                                         March 6, 2000
    Michael A. Smith


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

10.15 (8)  Amendment to the lease between the Registrant and Unique Building
           Corporation for the Registrant's facility in Vernon Hills, Illinois, dated June 1, 1996.
10.16 (8)  Amendment to the lease between the Registrant and Unique Building
           Corporation for the Registrant's facility in Vernon Hills, Illinois, dated June 2, 1996.
10.17 (7)  Employment Agreement between the Registrant and Jack A. LeVan. +
10.18 (10) Employment Agreement between the Registrant, Eltron, and Donald K.
           Skinner. +
21.0       Subsidiaries of the Registrant.
23.1       Consent of KPMG LLP, independent auditors.
23.2       Consent of PricewaterhouseCoopers LLP, Independent Accountants.
27.1       Financial Data Schedule--Fiscal Year Ended December 31, 1999.


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

                 ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE


                                                                                                                 PAGE

Financial Statements

     Independent Auditors' Report                                                                                 F-2

     Consolidated Balance Sheets as of December 31, 1999 and 1998                                                 F-3

     Consolidated Statements of Earnings for the Years ended December 31, 1999,
       1998 and 1997                                                                                              F-4

     Consolidated Statements of Comprehensive Income
       for the Years ended December 31, 1999, 1998 and 1997                                                       F-5

     Consolidated Statements of Shareholders' Equity for the Years ended
       December 31, 1999, 1998 and 1997                                                                           F-6

     Consolidated Statements of Cash Flows for the Years ended December 31,
       1999, 1998 and 1997                                                                                        F-7

     Notes to Consolidated Financial Statements                                                                   F-8

Financial Statement Schedule

     The following financial statement schedule is included herein:

     Schedule II - Valuation and Qualifying Accounts                                                             F-21

     Report of Independent Accountants                                                                           F-22


ALL OTHER FINANCIAL STATEMENT SCHEDULES ARE OMITTED BECAUSE THEY ARE NOT APPLICABLE OR THE REQUIRED INFORMATION IS SHOWN IN THE CONSOLIDATED FINANCIAL STATEMENTS OR NOTES THERETO.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Zebra Technologies Corporation:

We have audited the accompanying consolidated balance sheets of Zebra Technologies Corporation and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of earnings, comprehensive income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule of valuation and qualifying accounts. These consolidated financial statements and the consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the consolidated financial statement schedule based on our audits. We did not audit the financial statements of Eltron International, Inc., a wholly-owned subsidiary, which statements reflect net sales constituting 35 percent for the year ended December 31, 1997, of the related consolidated total. Those statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to the amounts included for Eltron International, Inc., is based solely on the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits, and the report of the other auditors, provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Zebra Technologies Corporation and Subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                   /s/KPMG LLP

Chicago, Illinois
January 31, 2000

                         ZEBRA TECHNOLOGIES CORPORATION

                           CONSOLIDATED BALANCE SHEETS
             (Amounts in thousands, except share and per share data)

                                                                                      DECEMBER 31,    DECEMBER 31,
                                                                                          1999            1998

                                                                                     ---------------  --------------
                                           ASSETS

         Current assets:

              Cash and cash equivalents                                                $   38,501       $   11,391
              Investments and marketable securities                                       197,067          151,277
              Accounts receivable, net of allowance of $1,850 in 1999 and $2,156
                in 1998                                                                    62,870           57,654
              Inventories                                                                  42,379           39,684
              Deferred income taxes                                                         3,467            5,137
              Prepaid expenses                                                              1,614            1,328
                                                                                     ---------------  --------------

                  Total current assets                                                    345,898          266,471
                                                                                     ---------------  --------------

         Property and equipment at cost, less
              accumulated depreciation and amortization                                    41,686           38,850
         Other assets                                                                       7,059            4,681
                                                                                     ---------------  --------------

                           TOTAL ASSETS                                                $  394,643       $  310,002
                                                                                     ===============  ==============

                            LIABILITIES AND SHAREHOLDERS' EQUITY

         Current liabilities:
              Accounts payable                                                         $   23,798       $   20,565
              Accrued liabilities                                                          11,295           11,498
              Short-term note payable                                                         196              183
              Current portion of obligation under capital lease with related party            264               51
              Income taxes payable                                                          7,541            4,486
                                                                                     ---------------  --------------

                  Total current liabilities                                                43,094           36,783
                                                                                     ---------------  --------------

         Obligation under capital lease with related party, less current portion              571                -
         Long-term liability                                                                   93               36
         Deferred income taxes                                                              1,473            1,932
         Other                                                                                105              367
                                                                                     ---------------  --------------

                           TOTAL LIABILITIES                                               45,336           39,118
                                                                                     ---------------  --------------

         Shareholders' equity:
         Preferred stock, $.01 par value; 10,000,000 shares authorized,
             none outstanding                                                                   -                -
         Class A Common Stock, $.01 par value; 50,000,000 shares
             authorized, 24,877,501 and 22,323,094 shares issued
             and outstanding in 1999 and 1998                                                 249              223
         Class B Common Stock, $.01 par value; 28,358,189 shares
             authorized, 6,540,188 and 8,619,919 shares issued
             and outstanding in 1999 and 1998                                                  65               86
         Additional paid-in capital                                                        60,072           49,854
         Retained earnings                                                                289,404          219,772
         Accumulated other comprehensive income                                              (483)             949
                                                                                     ---------------  --------------

                           TOTAL SHAREHOLDERS' EQUITY                                     349,307          270,884
                                                                                     ---------------  --------------

                           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $  394,643       $  310,002
                                                                                     ===============  ==============


See accompanying notes to consolidated financial statements.

                         ZEBRA TECHNOLOGIES CORPORATION


                       CONSOLIDATED STATEMENTS OF EARNINGS
                  (Amounts in thousands, except per share data)


                                                                                YEAR ENDED DECEMBER 31,
                                                                    --------------------------------------------
                                                                         1999           1998          1997
                                                                    --------------- ------------- --------------
      Net sales                                                      $   398,517     $   335,983   $   297,100
      Cost of sales                                                      196,128         180,173       153,392
                                                                    --------------- ------------- --------------
      Gross profit                                                       202,389         155,810       143,708
      Operating expenses:
         Selling and marketing                                            39,930          36,052        33,017
         Research and development                                         22,007          21,428        17,911
         General and administrative                                       31,209          28,614        21,518
         Merger costs                                                      6,341           8,080            --
                                                                    --------------- ------------- --------------

      Total operating expenses                                            99,487          94,174        72,446
                                                                    --------------- ------------- --------------

      Operating income                                                   102,902          61,636        71,262
                                                                    --------------- ------------- --------------

      Other income (expense):
         Investment income                                                 8,732           4,005        13,520
         Interest expense                                                   (209)           (425)          (86)
         Other, net                                                       (2,625)           (195)          529
                                                                    --------------- ------------- --------------

      Total other income                                                   5,898           3,385        13,963
                                                                    --------------- ------------- --------------

      Income from continuing operations before income taxes              108,800          65,021        85,225

      Income taxes                                                        39,168          24,952        30,778
                                                                    --------------- ------------- --------------

      Income from continuing operations                                   69,632          40,069        54,447
                                                                    --------------- ------------- --------------

      Discontinued operations:
         Loss from discontinued operation (less applicable
            income tax benefit of $372 in 1997)                               --              --        (1,692)

         Loss on disposal of discontinued operations, including
            provision for operating losses during phase-out period
            (less applicable income tax benefit of $615 in 1997)              --              --          (963)
                                                                    --------------- ------------- --------------
      Net income                                                     $    69,632     $    40,069   $    51,792
                                                                    =============== ============= ==============

      Basic earnings per share from continuing operations            $       2.23    $       1.30  $       1.76
      Diluted earnings per share from continuing operations          $       2.21    $       1.29  $       1.74

      Basic earnings per share                                       $       2.23    $       1.30  $       1.68
      Diluted earnings per share                                     $       2.21    $       1.29  $       1.65

      Basic weighted average shares outstanding                            31,175          30,919        30,897
      Diluted weighted average and equivalent shares outstanding           31,521          31,176        31,380


See accompanying notes to consolidated financial statements.

                         ZEBRA TECHNOLOGIES CORPORATION

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (Amounts in thousands)

                                                                                YEAR ENDED DECEMBER 31,
                                                                   ----------------------------------------------
                                                                       1999            1998             1997
                                                                   -------------   -------------    -------------

Net income                                                           $ 69,632         $ 40,069        $  51,792

Other comprehensive income (loss):
     Foreign currency translation adjustment                            (1,432)            659             (946)
     Unrealized holding gains (losses) on investments available for sale:
        Net change in unrealized holding gains for the period,
        net of income tax expense of $3 in 1997.                            --              --                6
                                                                  =============    =============    =============
Comprehensive income                                                 $ 68,200         $ 40,728        $  50,852
                                                                  =============    =============    =============


See accompanying notes to consolidated financial statements.

                         ZEBRA TECHNOLOGIES CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (Dollars in thousands)

                                                                                           ACCUMULATED OTHER
                                                                                          COMPREHENSIVE INCOME
                                                                                     -------------------------------
                                         CLASS A     CLASS B  ADDITIONAL                UNREALIZED    CUMULATIVE
                                          COMMON     COMMON     PAID-IN    RETAINED    HOLDING GAIN   TRANSLATION
                                          STOCK      STOCK      CAPITAL    EARNINGS   ON INVESTMENTS   ADJUSTMENT      TOTAL

-------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1996                 $169       $138    $54,559    $127,911           $(6)       $1,236      $184,007
-------------------------------------------------------------------------------------------------------------------------------
Issuance of 64,165 shares of
   Class A Common Stock                         1         --        907          --            --            --           908
Issuance of 144,978 shares of
   Class B Common Stock                        --          1      1,011          --            --            --         1,012
Conversion of 2,424,795 shares of
   Class B Common Stock to 2,424,795
   shares of Class A Common Stock              24        (24)        --          --            --            --            --
Settlement of litigation-
   Zebra Technologies VTI                      --         --     (1,372)         --            --            --        (1,372)
Cancellation of 6,715 shares of Class B
   Common Stock in connection with
   RJS merger                                  --         --       (253)         --            --            --          (253)
Tax benefit resulting from exercise of
   options                                     --         --      1,066         --             --                       1,066
Net income                                     --         --         --      51,792            --            --        51,792
Foreign currency translation
   adjustment                                  --         --         --          --            --          (946)         (946)
Unrealized holding gain on
   investments                                 --         --         --          --             6            --             6
-------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                  194        115     55,918     179,703            --           290       236,220
-------------------------------------------------------------------------------------------------------------------------------
Issuance of 55,578 shares of
   Class A Common Stock                         1         --        946          --            --            --           947
Issuance of 229,290 shares of
   Class B Common Stock                        --          3        566          --            --            --           569
Conversion of 3,187,641 shares of
   Class B Common Stock to 3,187,641
   shares of Class A Common Stock              32        (32)        --          --            --            --            --
Elimination of intercorporate
   investments In Eltron                       (4)        --     (8,088)        --             --            --        (8,092)
Tax benefit resulting from exercise
   of options                                  --         --        512         --             --            --           512
Net income                                     --         --         --      40,069            --            --        40,069
Foreign currency translation
   adjustment                                  --         --         --          --            --           659           659
-------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                  223         86     49,854     219,772            --           949       270,884
-------------------------------------------------------------------------------------------------------------------------------
Issuance of 474,676 shares of
   Class A Common Stock                         5         --      9,828          --            --            --         9,833
Conversion of 2,079,731 shares of
   Class B Common Stock to 2,079,731
   shares of Class A Common Stock              21        (21)        --          --            --            --            --
Tax benefit resulting from exercise
   of options                                  --         --        390          --            --            --           390
Net income                                     --         --         --      69,632            --            --        69,632
Foreign currency translation
   adjustment                                  --         --         --          --            --        (1,432)       (1,432)
-------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                 $249        $65    $60,072    $289,404           $--         $(483)     $349,307
-------------------------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

                         ZEBRA TECHNOLOGIES CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                                                                YEAR ENDED DECEMBER 31
                                                                      --------------------------------------------------
                                                                           1999             1998              1997
                                                                      ---------------  ----------------  ----------------
Cash flows from operating activities:

     Net income                                                          $  69,632        $  40,069         $  51,792
     Adjustments to reconcile net income to net cash
        provided by operating activities:
         Depreciation and amortization                                       9,900           10,248             7,002
         Depreciation (appreciation)
            in market value of investments and marketable securities          (936)           1,085            (5,973)
         Deferred income taxes                                               1,211            1,995            (3,761)
         Discontinued operations                                                 -                -            (3,371)
         Changes in assets and liabilities, net of businesses
            acquired
              Accounts receivable, net                                      (5,216)          (6,046)           (3,645)
              Inventories                                                   (2,695)           4,176            (5,409)
              Other assets                                                  (2,931)            (294)           (1,007)
              Accounts payable                                               3,233            3,496            (2,172)
              Accrued liabilities                                             (203)             744             3,909
              Income taxes payable                                           3,055             (205)            1,944
              Other operating activities                                      (286)             430               339
              Investments and marketable securities                        (51,800)         (23,967)          (37,853)
                                                                      ---------------  ----------------  ----------------
                  Net cash provided by operating activities                 22,964           31,731             1,795
                                                                      ---------------  ----------------  ----------------

Cash flows from investing activities:
     Purchases of property and equipment                                   (11,349)         (25,615)          (10,241)
     Purchase of investments and marketable securities                           -                -           (14,549)
     Sales of investments and marketable securities                          6,946                -            27,304
                                                                      ---------------  ----------------  ----------------
                  Net cash provided by (used in) investing activities       (4,403)         (25,615)            2,514
                                                                      ---------------  ----------------  ----------------

Cash flows from financing activities:
     Proceeds from exercise of stock options                                10,223            2,028             1,983
     Common stock retired in Eltron merger                                       -           (8,092)               -
     Issuance (repayment) of notes payable                                      70             (180)             (819)
     Payments for obligation under capital lease                              (312)             (65)              (61)
                                                                      ---------------  ----------------  ----------------
                  Net cash provided by (used in) financing
                     activities                                              9,981           (6,309)            1,103
                                                                      ---------------  ----------------  ----------------

Effect of exchange rate changes on cash                                     (1,432)             659              (946)
                                                                      ---------------  ----------------  ----------------

Net increase in cash and cash equivalents                                   27,110              466             4,466
Cash and cash equivalents at beginning of year                              11,391           10,925             6,459
                                                                      ---------------  ----------------  ----------------
Cash and cash equivalents at end of year                                 $  38,501        $  11,391         $  10,925
                                                                      ===============  ================  ================

Supplemental disclosures of cash flow information:
 Interest paid                                                           $     209        $     425         $      85
 Income taxes paid                                                          36,010           22,624            30,060

Supplemental disclosures of noncash transactions:
     Tax benefit arising from exercise of options                              390              512             1,066
     Cancellation of shares issued in connection with RJS merger                 -                -              (253)
     Equipment under capital lease obligation                                1,096                -                 -


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

INVESTMENTS AND MARKETABLE SECURITIES. Investments and marketable securities at December 31, 1999, consisted of U.S. government securities, state and municipal bonds, partnership interests, and equity securities, which are held indirectly in diversified funds actively managed by investment professionals. The Company classifies its debt and marketable equity securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities that the Company has the ability and intent to hold until maturity. All securities not included in trading or held-to-maturity are classified as available-for-sale.

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

PROPERTY AND EQUIPMENT. Property and equipment is stated at cost. Depreciation and amortization is computed primarily using the straight-line method over the estimated useful lives of the various classes of property and equipment, which are 30 years for buildings and range from 3 to 10 years for other property. Property and equipment held under capital leases is amortized using the straight-line method over the shorter of the lease term or estimated useful life of the asset.

INCOME TAXES. The Company accounts for income taxes under the asset and liability method. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

ADVERTISING. Advertising costs are expensed as incurred. Advertising expenses for the years ended December 31, 1999, 1998, and 1997 totaled $4,700,000, $3,931,000 and $4,767,000, respectively.

WARRANTY. The Company provides warranty coverage of up to one year on printers against defects in material and workmanship. A provision for warranty expense is recorded at the time of shipment. To date, the Company has not experienced any significant warranty claims.

FINANCIAL INSTRUMENTS. The reported amounts of the Company's financial instruments, which include investments and marketable securities, trade accounts receivable, accounts payable, accrued liabilities, income taxes payable, and short-term notes payable, approximate their fair values because of the contractual maturities and short-term nature of these instruments.

STOCK-BASED COMPENSATION. The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion (APB) No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and provides the pro forma disclosures required by Statement of Financial Accounting Standards (SFAS) No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION.

RECLASSIFICATIONS. Certain amounts in the prior years' financial statements have been reclassified to conform to the current years' presentation.

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

FOREIGN CURRENCY TRANSLATION. The balance sheets of the Company's foreign subsidiaries are translated into U.S. dollars using the year-end exchange rate, and statement of earnings items are translated using the average exchange rate for the year. The resulting translation gains or losses are recorded in shareholders' equity as a cumulative translation adjustment, which is a component of accumulated other comprehensive income.

NOTE 3 BUSINESS COMBINATIONS
ELTRON. On October 28, 1998, the Company acquired all of the outstanding capital stock of Eltron International, Inc. (Eltron), a manufacturer of bar code label and plastic card printers and related accessories, in exchange for 6,916,951 shares of the Company's Class B Common Stock,, which had a market value of approximately $201 million at the time of the acquisition.

The acquisition was accounted for as a pooling of interests and, accordingly, the consolidated financial statements have been restated as if the companies had been combined for all periods presented. Merger costs reported in the consolidated statement of earnings for the year ended December 31, 1999 and 1998 include investment banking and other professional fees, write-downs of certain assets, employee severance, and other acquisition related charges. Included in accrued liabilities as of December 31, 1999 and 1998 is $115,000 and $1,181,000, respectively, related to these costs.

The following information (in thousands) reconciles net sales and income from continuing operations of the companies as previously reported in the companies' Annual Report on Form 10-K for the year ended December 31, 1997, with the amounts presented in the accompanying consolidated statements of earnings for the year ended December 31, 1997, as well as the separate results of operations of Eltron for the period from January 1, 1998, through October 28, 1998, representing the period in 1998 preceding the acquisition.


                                                            1998                          1997
                                                 ---------------------------- ------------------------------
                                                                  Income                         Income
                                                                   from                           from
                                                                Continuing                     Continuing
                                                  Net Sales     Operations       Net Sales     Operations
                                                 ---------------------------- ------------------------------
                      Zebra(*)                                                    $192,071          $42,810
                      Eltron                        $100,043        $9,090         105,029           11,637
                                                                              ------------------------------
                      Total                                                       $297,100          $54,447


(*) Represents the historical results of Zebra without considering the effect of the pooling of interests business combination with Eltron.

RJS, INCORPORATED. In January 1998, Printronix, Inc., a leading manufacturer of computer printers, acquired the assets and rights to the bar code verification business and the RJS name from the Company for approximately $2.8 million. In the first quarter of 1998, the Company recorded a tax-effected gain on the sale of approximately $250,000. The Company retained the rights to the in-line verification technology for use in its line of integrated verified printing systems, as well as the QualaBar and ThermaBar industrial printer lines.

NOTE 4 EARNINGS PER SHARE
For the years ended December 31, 1999, 1998, and 1997, earnings per share were computed as follows (in thousands, except per-share amounts):


                                                                           1999           1998          1997
                                                                       -------------------------------------------
BASIC EARNINGS PER SHARE:

Income from continuing operations                                          $69,632       $40,069        $54,447
Weighted average common shares outstanding                                  31,175        30,919         30,897
     Per share amount                                                        $2.23         $1.30          $1.76

DILUTED EARNINGS PER SHARE:
Income from continuing operations                                          $69,632       $40,069        $54,447
Weighted average common shares outstanding                                  31,175        30,919         30,897
Add: Effect of dilutive securities - stock options                             346           257            483
                                                                       -------------------------------------------
Diluted weighted average and
   equivalent shares outstanding                                            31,521        31,176         31,380
     Per share amount                                                        $2.21         $1.29          $1.74


The potentially dilutive securities, which were excluded from the earnings per share calculation, consisted of stock options for which the exercise price was greater than the average market price of the Class A Common Stock, amounting to 21,500, 227,250 and 246,855 at December 31, 1999, 1998 and 1997, respectively.

NOTE 5 INVESTMENTS AND MARKETABLE SECURITIES
The amortized cost, gross unrealized holding gains, gross unrealized holding losses and aggregate fair value of investment securities at December 31, 1999 were as follows (in thousands):


                                                                               Gross            Gross
                                                           Amortized        Unrealized        Unrealized
                                                              Cost         Holding Gains    Holding Losses     Fair Value
                                                        ----------------------------------------------------------------------
     Trading Securities:
         U.S. government and agency securities                    8,191               16               (81)           8,126
         State and municipal bonds                              138,946               90              (426)         138,610
         Corporate Bonds                                          5,056               --               (39)           5,017
         Equity securities                                        9,522               32              (903)           8,651
         Partnership interests                                   26,933            6,106                --           33,039
         Other                                                    3,428              196                --            3,624
                                                        ----------------------------------------------------------------------
                                                           $    192,076     $      6,440      $     (1,449)    $    197,067
                                                        ======================================================================

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and aggregate fair value of investment securities at December 31, 1998 were as follows (in thousands):


                                                                               Gross            Gross
                                                           Amortized        Unrealized        Unrealized
                                                              Cost         Holding Gains    Holding Losses     Fair Value
                                                        ----------------------------------------------------------------------
     Available for Sale:

         State and municipal bonds                        $       6,928               --                --    $       6,928
     Trading Securities:
         U.S. government and agency securities                    8,981              147                (6)           9,122
         State and municipal bonds                               82,869              469               (30)          83,308
         Equity securities                                       16,456              589              (117)          16,928
         Partnership interests                                   24,500            3,162                --           27,662
         Other                                                    7,487               --              (158)           7,329
                                                        ----------------------------------------------------------------------
                                                                140,293            4,367              (311)         144,349
                                                        ----------------------------------------------------------------------
                                                          $     147,221    $       4,367     $        (311)   $     151,277
                                                        ======================================================================


The contractual maturities of debt securities at December 31, 1999 were as follows (in thousands):


                                                           Fair Value
                                                        -----------------
 Due within one year                                      $      88,893
 Due after one year through five years                           57,124
 Due after five years                                             9,360
                                                        -----------------
                                                          $     155,377
                                                        =================

Using the specific identification method, the proceeds and realized gains on the sales of available-for-sale securities were as follows (in thousands):

                                    Proceeds               Realized Gains
                             ------------------------ --------------------------
         1999                     $         6,947          $            19
         1998                                  --                       --
         1997                     $        11,506          $         5,458

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

Interest expense and lease payments related to the leases were included in the consolidated financial statements as follows (in thousands):

                                       Unique           Interest
                                      Operating        Expense on
                                   Lease Payments    Unique Capital
                                                         Lease
                                   ---------------- -----------------
1999                                   $1,662             $1
1998                                    1,323              4
1997                                    1,261              7

NOTE 7 INVENTORIES

The components of inventories are as follows (in thousands):


                                               December 31,
                                     ----------------------------------
                                          1999              1998
                                     ---------------- -----------------

Raw material                             $23,098          $21,292
Work in process                            3,744            2,838
Finished goods                            15,537           15,554
                                     ---------------- -----------------
Total inventories                        $42,379          $39,684
                                     ================ =================

NOTE 8 PROPERTY AND EQUIPMENT

Property and equipment, which includes assets under capital leases, is comprised of the following (in thousands):


                                                                    December 31,
                                                          ----------------------------------
                                                               1999              1998
                                                          ---------------- -----------------
Buildings                                                   $  11,185        $  10,256
Land                                                            1,910            1,910
Machinery, equipment and tooling                               26,672           25,005
Machinery and equipment under capital leases                    1,670              574
Furniture and office equipment                                  5,310            4,125
Computers and software                                         25,775           21,589
Automobiles                                                       347              514
Leasehold improvements                                          2,848            1,444
                                                          ---------------- -----------------
                                                               75,717           65,417
Less accumulated depreciation and amortization                 34,031           26,567
                                                          ---------------- -----------------
Net property and equipment                                  $  41,686        $  38,850
                                                          ================ =================

NOTE 9 INCOME TAXES

The geographical sources of earnings before income taxes were as follows (in thousands):


                                           1999              1998             1997
                                      ---------------- ----------------- ----------------

United States                             $95,637          $62,071           $82,614
Outside United States                      13,163            2,950             2,611
                                      ---------------- ----------------- ----------------
Total                                    $108,800          $65,021           $85,225
                                      ================ ================= ================

Management expects that the cumulative unremitted earnings of foreign operations, which amounted to $6,000,000 after foreign taxes at December 31, 1999, will be reinvested. Accordingly, no provision has been made for additional U.S. taxes, which would be payable if such earnings were to be remitted to the parent company as dividends.

The provision for income taxes consists of the following (in thousands):


                                         1999              1998             1997
                                    ---------------- ----------------- ----------------
Current:
     Federal                            $27,914          $17,194           $26,553
     State                                4,489            2,822             3,599
     Foreign                              5,554            2,941             3,528
Deferred:
     Federal                              1,376            2,197            (3,250)
     State                                  (85)            (202)             (627)
     Foreign                                (80)              --               116
                                    ---------------- ----------------- ----------------
Total                                   $39,168          $24,952           $29,919
                                    ================ ================= ================

The provision for income taxes differs from the amount computed by applying the U.S. statutory Federal income tax rate of 35%. The reconciliation of statutory and effective income taxes is presented below (in thousands):


                                                               1999              1998             1997
                                                          ---------------- ----------------- ----------------
Provision computed at statutory rate                          $38,080          $22,747           $28,608
State income tax (net of Federal tax benefit)                   2,862            2,044             2,284
Tax-exempt interest and dividend income                        (1,677)          (1,369)             (635)
Tax benefit of exempt foreign trade income                       (805)          (1,227)             (441)
Acquisition related items                                          --            1,006               109
Other                                                             708            1,751                (6)
                                                          ---------------- ----------------- ----------------
Provision for income taxes                                    $39,168          $24,952           $29,919
                                                          ================ ================= ================

Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. Based on management's assessment, it is more likely than not that the deferred tax assets will be realized through future taxable earnings.

Temporary differences that give rise to deferred tax assets and liabilities are as follows (in thousands):


                                                          December 31,
                                                ----------------------------------
                                                     1999              1998
                                                ---------------- -----------------
Deferred tax assets:
     Deferred rent-building                       $       42       $       77
     Capital equipment lease                              20               20
     Accrued vacation                                    798              595
     Inventory items                                   2,221            4,220
     Allowance for doubtful accounts                     405              667
     Other accruals                                    1,096               --
     Acquisition related items                           413              473
                                                ---------------- -----------------
Total deferred tax assets                              4,995            6,052

Deferred tax liabilities:

     Unrealized gain on securities                    (1,067)            (440)
     Depreciation                                     (1,934)          (1,587)
     Other                                                --             (820)
                                                ---------------- -----------------
Total deferred tax liabilities                        (3,001)          (2,847)
                                                ---------------- -----------------
Net deferred tax asset                            $    1,994       $    3,205
                                                ================ =================


NOTE 10 401(K) SAVINGS AND PROFIT SHARING PLANS

The Company has a Retirement Savings and Investment Plan (the 401(k) Plan) that is intended to qualify under Section 401(k) of the Internal Revenue Code. Qualified employees may participate in the Company's 401(k) Plan by contributing up to 15% of their gross earnings to the plan subject to certain Internal Revenue Service restrictions. The Company matches each participant's contribution of up to 6% of gross eligible earnings at the rate of 50%. The Company may contribute additional amounts to the 401(k) Plan at the discretion of the Board of Directors, subject to certain legal limits.

The Company has a discretionary profit-sharing plan for qualified employees, to which it contributed 4.2% of eligible earnings for 1999, 3.4% for 1998, and 3.3% for 1997. Participants are not permitted to make contributions under the profit-sharing plan.

Company contributions to these plans, which were charged to operations, approximated the following (in thousands):


                                        401(k)        Profit Sharing        Total
                                    ---------------- ----------------- ----------------
1999                                     $740              $820            $1,560
1998                                     $620              $970            $1,590
1997                                     $548              $847            $1,395

NOTE 11 COMMITMENTS AND CONTINGENCIES

LEASES. In September 1989, the Company entered into a lease agreement for its Vernon Hills facility and certain machinery, equipment, furniture and fixtures with Unique Building Corporation. The facility portion of the lease is the only remaining portion in existence as of December 31, 1999, and is treated as an operating lease. An amendment to the lease dated July 1997 added 59,150 square feet and extended the term of the existing lease through June 30, 2014. The lease agreement includes a modification to the base monthly rental, which goes into effect if the prescribed rent payment is less than the aggregate principal and interest payments required to be made by Unique under an Industrial Revenue Bond (IRB).

Minimum future obligations under noncancelable operating leases and future minimum capital lease payments as of December 31, 1999 are as follows (in thousands):


                                                              Capital         Operating
                                                               Lease            Leases
                                                          ---------------- -----------------
2000                                                        $     316        $    3,773
2001                                                              117             3,135
2002                                                              117             2,907
2003                                                              117             2,882
2004                                                              103             2,436
Thereafter                                                        325            13,587
                                                          ---------------- -----------------
Total minimum lease payments                                $   1,095        $   28,720
                                                                           =================
Less amount representing interest                                 260
                                                          ----------------
Present value of minimum payments                                 835
Less current portion of obligation under capital lease            264
                                                          ----------------
Long-term portion of obligation under capital lease         $     571
                                                          ================

Rent expense for operating leases charged to operations for the years ended December 31, 1999, 1998, and 1997 was $4,317,000, $2,898,000, and $2,871,000,
respectively.

LETTER OF CREDIT. In connection with the lease agreements described above, the Company has guaranteed Unique's full and prompt payment under Unique's letter of credit agreement with a bank. The contingent liability of the Company under this guaranty as of December 31, 1999 is $700,000, which is the limit of the Company's guaranty throughout the term of the IRB.

LINES OF CREDIT. In December 1992, the Company established a $6,000,000 unsecured line of credit and an additional $4,000,000 unsecured revocable line with a bank. Borrowings under these lines bear interest indexed at either the prime rate or 100 basis points over the London Interbank Offered Rate, at the Company's discretion. The line of credit is renewed annually with the current agreement expiring on February 28, 2001. At December 31, 1999, borrowings under these lines amounted to $176,959 bearing interest at 6.0%.

DERIVATIVE INSTRUMENTS. In the normal course of business, portions of the Company's operations are subject to fluctuations in currency values. The Company addresses these risks through a controlled program of risk management that includes the use of derivative financial instruments.

The Company enters into foreign exchange forward contracts to manage exposure to fluctuations in foreign exchange rates to the funding of its United Kingdom operations. The Company accounts for such contracts by recording any unrealized gains or losses in income each reporting period. At December 31, 1999 and 1998, the notional principal amounts of outstanding forward contracts were $0, and $4,057,000, respectively.

NOTE 12 SEGMENT DATA AND EXPORT SALES

The Company operates in one industry segment. Information regarding the Company's operations by geographic area for the years ended December 31, 1999, 1998, and 1997 is contained in the following table. These amounts (in thousands) are reported in the geographic area where the final sale originates.


                                      DOMESTIC          EUROPE            OTHER             TOTAL
                                  ----------------------------------------------------------------------
1999
Net sales                            $   281,890      $   116,627       $        --      $   398,517
Identifiable assets                      327,347           67,177               119          394,643

1998
Net sales                            $   238,354      $    96,397       $     1,232      $   335,983
Identifiable assets                      267,470           41,751               781          310,002

1997
Net sales                            $   224,376      $    72,724       $        --      $   297,100
Identifiable assets                      239,117           31,236                94          270,447

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

Holders of Class A and Class B Common Stock are entitled to receive cash dividends equally on a per-share basis, if and when the Company's Board of Directors declares such dividends. In the case of any stock dividend paid, holders of Class A Common Stock are entitled to receive the same percentage dividend (payable in shares of Class A Common Stock) as the holders of Class B Common Stock receive (payable in shares of Class B Common Stock).

Holders of Class A and Class B Common Stock share with each other on a ratable basis as a single class in the net assets of the Company in the event of liquidation.

NOTE 15 STOCK OPTION AND PURCHASE PLANS

As of December 31, 1999, the Company has five stock option and stock purchase plans, described below.

The Board of Directors and shareholders adopted the Zebra Technologies Corporation Stock Option Plan (the 1991 Plan), effective as of August 1, 1991. A total of 400,000 shares of Class A Common Stock have been authorized and reserved for issuance under the 1991 Plan. Under this plan, the Company has granted only nonqualified stock options. As of December 31, 1999, 196,311 shares were available under the plan. These options have an exercise price equal to the closing market price of the Company's stock on the date of grant. Typically, the options vest in annual installments of 15% on the first anniversary, 17.5% on the second anniversary, 20.0% on the third anniversary, 22.5% on the fourth anniversary, and 25.0% on the fifth anniversary of the grant date. Upon vesting, the options have a legal life of two years from the date of vesting. The Board of Directors determines the specific provisions of any grant.

The Board of Directors and shareholders also adopted a Directors' Stock Option Plan, which reserves 80,000 shares of Class A Common Stock for issuance under the plan. As of December 31, 1999, 12,000 shares were available under the plan. All options granted under this plan are exercisable immediately upon grant at a price per share equal to the closing market price of the Company's Class A Common on the date of grant. Options granted to the Board of Directors carry a seven-year expiration period, however, should a member of the board discontinue service on the Board of Directors, they are limited to a two year period to exercise all outstanding options.

The Board of Directors and shareholders adopted an employee stock purchase plan (Stock Purchase Plan) and have reserved 300,000 shares of Class A Common Stock for issuance thereunder. Under this plan, employees who work a minimum of 20 hours per week may elect to withhold up to 8.5% of their cash compensation through regular payroll deductions to purchase shares of Class A Common Stock from the Company over a period not to exceed 12 months at a purchase price per share equal to the lesser of: (1) 85% of the fair market value of the shares as of the date of the grant (January 1 or July 1), or (2) 85% of the fair market value of the shares as of the date of purchase. As of December 31, 1999, 181,456 shares have been purchased under the plan.

The Company's Board of Directors adopted the 1997 Stock Option Plan, effective February 11, 1997. On May 18,1999, the Company's shareholders approved an increase in the number of shares of Class A Common Stock reserved for issuance under the plan to 4,250,000 from 2,000,000 shares. The 1997 Stock Option Plan is a flexible plan that provides the Option Committee broad discretion to fashion the terms of the awards to provide eligible participants with stock-based incentives, including: (i) nonqualified and incentive stock options for the purchase of the Company's Class A Common Stock and (ii) dividend equivalents. The persons eligible to participate in the 1997 Stock Option Plan are directors, officers, and employees of the Company or any subsidiary of the Company who, in the opinion of the Option Committee, are in a position to make contributions to the growth, management, protection and success of the Company or its subsidiaries. As of December 31, 1999, 2,375,603 shares were available under the plan.

The options granted under the 1997 Stock Option Plan have an exercise price equal to the closing market price of the Company's stock on the date of grant. The options generally vest over two- to five-year periods and have a legal life of ten years from the date of grant. The Board of Directors determines the specific provisions of any grant.

The Company's Board of Directors adopted the 1997 Director Plan, effective February 11, 1997. The 1997 Director Plan provides for the issuance of options to purchase up to 77,000 shares of Class A Common Stock, which shares are reserved and available for purchase upon the exercise of options granted under the 1997 Director Plan. Only directors who are not employees or officers of the Company are eligible to participate in the 1997 Director Plan. Under the 1997 Director Plan, each non-employee director was granted, on the effective date of the plan, an option to purchase 15,000 shares of Class A Common Stock, and each non-employee director subsequently elected to the Board will be granted an option to purchase 15,000 shares of Class A Common Stock on the date of his or her election. Options granted under the 1997 Director Plan provide for the purchase of Class A Common Stock at a price equal to the fair market value on the date of grant. If there are not sufficient shares remaining and available to all non-employee directors eligible for an automatic grant at the time at which an automatic grant would otherwise be made, then each eligible non-employee director shall receive an option to purchase a pro rata number of shares. As of December 31, 1999, 32,000 shares were available under the plan.

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

The Company applies APB No. 25 in accounting for its plans. No compensation cost has been recognized for its fixed stock option plans and its stock purchase plan. Had compensation cost for the Company's stock option and stock purchase plans been determined consistent with SFAS No. 123, the Company's net income from continuing operations and diluted earnings per share from continuing operations would have been as follows:


                                                              1999              1998             1997
                                                         ---------------- ----------------- ----------------
Income from continuing operations:
     As reported                                               $69,632          $40,069           $54,447
     Pro forma                                                  66,569           37,785            52,215

Basic earnings per share from continuing operations:
     As reported                                                 $2.23            $1.30             $1.76
     Pro forma                                                    2.14             1.22              1.69

Diluted earnings per share from continuing operations:
     As reported                                                 $2.21            $1.29             $1.74
     Pro forma                                                    2.11             1.21              1.66

For purposes of calculating the compensation cost consistent with SFAS 123, the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for stock option grants in 1999, 1998, and 1997, respectively: expected dividend yield of 0% for each period; expected volatility of 50%, 55%, and 51%; risk free interest rate of 6.54%, 4.75%, and 5.71%; and expected weighted-average life of five years.

The fair value of the employees' purchase rights pursuant to the Stock Purchase Plan are estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for purchase rights granted in 1999, 1998, and 1997, respectively: fair market value of $30.45, $28.75, and $23.63; option price of $25.88, $24.44, and $20.09; expected dividend yield of 0% for each period; expected volatility of 49%, 51%, and 51%; risk-free interest rate of 6.11%, 4.60%, and 5.59%; and expected lives of six months to one year.

Stock option activity for the years ended December 31, 1999, 1998, and 1997 was as follows:


                                       1999                               1998                              1997
                         ---------------------------------- ---------------------------------- --------------------------------
                                        Weighted-Average                   Weighted-Average                 Weighted-Average
Fixed Options              Shares        Exercise Price       Shares        Exercise Price      Shares       Exercise Price
------------------------ ------------ --------------------- ------------ --------------------- ---------- ---------------------
Outstanding at
   beginning of
   year                  1,416,138         $ 26.55          1,180,293         $ 23.31           722,654        $ 18.90
Granted                    720,500           27.45            368,550           35.18           567,410          26.12
Exercised                 (433,526)          21.28            (66,767)          18.03          (109,771)          8.83
Canceled                  (312,524)          30.03            (65,938)          25.34             --               --
------------------------ ------------ --------------------- ------------ --------------------- ---------- ---------------------
Outstanding at end
   of year               1,390,588           27.88          1,416,138           26.55          1,180,293         23.31
Options exercisable
   at end of year          291,485           25.24            604,453           23.10           330,971          23.05

The following table summarizes information about fixed stock options outstanding at December 31, 1999:


                                            Options Outstanding                                    Options Exercisable
                     ------------------------------------------------------------------     -----------------------------------
Range of                Number       Weighted-Average Remaining     Weighted-Average           Number       Weighted-Average
Exercise Prices        of Shares          Contractual Life           Exercise Price          Of Shares       Exercise Price
-------------------- -------------- ----------------------------- --------------------- --- ------------- ---------------------
$ 4.31-$24.17           141,386              5.19 years                  $18.70                 87,554           $16.42
$ 24.50-$26.50          225,966              6.94 years                  $24.55                 65,868           $24.66
$ 26.56                 601,500              9.17 years                  $26.56                     --           $ 0.00
$ 29.25-$33.27          206,761              7.13 years                  $30.04                114,713           $29.57
$ 35.38-$46.25          214,975              8.56 years                  $39.02                 23,350           $38.62
                     --------------                                                         -------------
                      1,390,588                                                                291,485
                     ==============                                                         =============

NOTE 16 QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
(Amounts in thousands, except per share data)


                                                             First            Second            Third            Fourth
1999                                                        Quarter(2)       Quarter(2)        Quarter(2)       Quarter(2)
------------------------------------------------------------------------------------------------------------------------------
Net sales                                                     $89,822          $97,321          $103,988         $107,386
Gross profit                                                   42,480           48,195            55,849           55,865
Operating expenses                                             24,526           24,666            24,458           25,837
Operating income                                               17,954           23,529            31,391           30,028
Net income                                                     12,650           17,122            19,932           19,928

Basic earnings per share                                        $0.41            $0.55             $0.64            $0.64
Diluted earnings per share                                      $0.41            $0.55             $0.63            $0.63


                                                             First            Second            Third            Fourth
1998                                                        Quarter(1)       Quarter(1)        Quarter(1)       Quarter(2)
------------------------------------------------------------------------------------------------------------------------------
Net sales                                                     $80,798          $87,040           $88,068          $80,077
Gross profit                                                   38,861           41,701            42,381           32,867
Operating expenses                                             20,752           20,464            21,009           31,949
Operating income                                               18,109           21,237            21,372              918
Net income (loss)                                              13,163           14,037            13,213             (344)

Basic earnings per share                                        $0.42            $0.45             $0.43           ($0.01)
Diluted earnings per share                                      $0.42            $0.45             $0.42           ($0.01)

(1) Reflects the elimination of intercorporate investment in Eltron International, Inc., and the related tax effect.
(2) Reflects a pretax charge
    for merger costs relating to the Company's merger with Eltron International, Inc. as follows:


                                  1998              1999               1999              1999               1999
                             Fourth Quarter    First Quarter      Second Quarter     Third Quarter     Fourth Quarter
                             ---------------- ----------------- ------------------- ---------------- -------------------
       Merger costs             $   8,080        $   1,869         $   1,291           $   1,581        $   1,600


NOTE 17 MAJOR CUSTOMERS

Two customers accounted for more than 10% of total net sales in at least one of the fiscal years ended December 31, 1998 and 1997. The Peak Technologies Group, Inc., represented 10.9% of net sales in 1997. United Parcel Service represented 10.3% of net sales in 1998.

                         ZEBRA TECHNOLOGIES CORPORATION
                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                             (Amounts in thousands)

                                                           Balance at        Charged to
                                                          Beginning of       Costs and                        Balance at End
DESCRIPTION                                                  Period           Expenses        Deductions        of Period
                                                         ---------------- ----------------- ---------------- -----------------
Valuation account for accounts receivable:
     Year ended December 31, 1999                             $2,156            ($176)             $130           $1,850
     Year ended December 31, 1998                             $2,130           $1,061            $1,035           $2,156
     Year ended December 31, 1997                             $1,412             $997              $279           $2,130

Valuation account for inventories:
     Year ended December 31, 1999 (1)                         $9,354             $971            $5,769           $4,556
     Year ended December 31, 1998 (1)                         $4,330           $6,043            $1,019           $9,354
     Year ended December 31, 1997                             $3,211           $2,920            $1,801           $4,330

(1) During 1998, the Company established $3,945,000 of reserves to value certain inventory at market, which was below historical cost. During 1999, the Company charged $3,944,000 to that reserve. Additionally, during 1998, the Company increased its reserves for shrinkage and obsolescence by $3,985,000, as a result of the merger between the Company and Eltron. This action was due to planned discontinuances and other one-time merger-related activities. During 1999, the Company charged a net of $990,000 against these reserves.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors of Eltron International, Inc.:

In our opinion, the accompanying consolidated statements of income, shareholders' equity and cash flows of Eltron International, Inc. and subsidiaries (the "Company") present fairly, in all material respects, the results of their operations and their cash flows for the year ended December 31, 1997, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/PricewaterhouseCoopers LLP

Woodland Hills, California
February 24, 1998