Form 10-Q
period 2000-04-01
ZEBRA TECHNOLOGIES CORP/DE
filed 2000-05-12
CIK 877212

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q


            [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                  For the quarterly period ended April 1, 2000


                        Commission File Number: 000-19406


                         Zebra Technologies Corporation
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                               36-2675536
     -------------------------------                 ----------------
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

                                       [X] Yes [ ] No



As of May 11, 2000, there were the following shares outstanding:

Class A Common Stock, $.01 par value  24,714,607
Class B Common Stock, $.01 par value   6,121,714

                 ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

                           QUARTER ENDED APRIL 1, 2000

                                      INDEX


                                                                            PAGE


PART I - FINANCIAL INFORMATION

     Item 1.      Consolidated Financial Statements

         Independent Auditors' Review Report                                  3

         Consolidated Balance Sheets
         as of April 1, 2000 (unaudited) and December 31, 1999                4

         Consolidated Statements of Earnings (unaudited)
         for the three months ended April 1, 2000 and April 3, 1999           5

         Consolidated Statements of Comprehensive Income (unaudited)
         for the three months ended April 1, 2000 and April 3, 1999           6

         Consolidated Statements of Cash Flows (unaudited)
         for the three months ended April 1, 2000 and April 3, 1999           7

         Notes to Consolidated Financial Statements                           8

     Item 2.      Management's Discussion and Analysis of
                  Financial Condition and Results of Operations               9

     Item 3.      Quantitative and Qualitative Disclosures
                  About Market Risk                                          11


PART II - OTHER INFORMATION

     Item 6.      Exhibits and Reports on Form 8-K                           12

SIGNATURES                                                                   13

PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


                       INDEPENDENT AUDITORS' REVIEW REPORT


The Board of Directors and Shareholders
Zebra Technologies Corporation:

We have reviewed the consolidated balance sheet of Zebra Technologies Corporation and subsidiaries as of April 1, 2000, and the related consolidated statements of earnings, comprehensive income, and cash flows for the three-month periods ended April 1, 2000 and April 3, 1999. These consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Zebra Technologies Corporation and subsidiaries as of December 31, 1999, and the related consolidated statements of earnings, comprehensive income, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 31, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1999 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                               /s/KPMG LLP
Chicago, Illinois
April 21, 2000

                 ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
             (Amounts in thousands, except share and per share data)

                                                                                    APRIL 1,       DECEMBER 31,
                                                                                      2000             1999
                                                                                  --------------  ---------------
                                        ASSETS                                     (Unaudited)
      Current assets:
           Cash and cash equivalents                                                $  134,858      $   38,501
           Investments and marketable securities                                       163,620         197,067
           Accounts receivable, net                                                     59,203          62,870
           Inventories                                                                  47,182          42,379
           Deferred income taxes                                                         3,518           3,467
           Prepaid expenses                                                              1,692           1,614
                                                                                  --------------  ---------------
               Total current assets                                                    410,073         345,898
                                                                                  --------------  ---------------
      Property and equipment at cost, less
           accumulated depreciation and amortization                                    41,803          41,686
      Other assets                                                                       6,182           7,059
                                                                                  --------------  ---------------
                        TOTAL ASSETS                                                $  458,058      $  394,643
                                                                                  ==============  ===============

                         LIABILITIES AND SHAREHOLDERS' EQUITY
      Current liabilities:
           Accounts payable                                                         $   20,681      $   23,798
           Accrued liabilities                                                           6,251          11,295
           Short-term note payable                                                      50,188             196
           Current portion of obligation under capital lease with related party            200             264
           Income taxes payable                                                         10,750           7,541
                                                                                  --------------  ---------------
               Total current liabilities                                                88,070          43,094
                                                                                  --------------  ---------------

      Obligation under capital lease with related party, less current portion              466             571
      Long-term liability                                                                   74              93
      Deferred income taxes                                                              2,125           1,473
      Other                                                                                130             105
                                                                                  --------------  ---------------
                        TOTAL LIABILITIES                                               90,865          45,336
                                                                                  --------------  ---------------
      Shareholders' equity:
      Preferred stock, $.01 par value; 10,000,000 shares authorized,
          none outstanding                                                                   -               -
      Class A Common Stock, $.01 par value; 50,000,000 shares
          authorized, 25,301,091 and 24,877,501 shares issued
          and outstanding in 2000 and 1999, respectively                                   253             249
      Class B Common Stock, $.01 par value; 28,358,189 shares
          authorized, 6,240,100 and 6,540,188 shares issued
          and outstanding in 2000 and 1999, respectively                                    62              65
      Additional paid-in capital                                                        63,166          60,072
      Retained earnings                                                                304,632         289,404
      Accumulated other comprehensive income                                              (920)           (483)
                                                                                  --------------  ---------------
                        TOTAL SHAREHOLDERS' EQUITY                                     367,193         349,307
                                                                                  --------------  ---------------
                        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $  458,058      $  394,643
                                                                                  ==============  ===============

See accompanying notes to consolidated financial statements.

                 ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                  (Amounts in thousands, except per share data)
                                   (Unaudited)

                                                                                THREE MONTHS ENDED
                                                                           -----------------------------
                                                                             APRIL 1,       APRIL 3,
                                                                               2000           1999
                                                                           -------------- -------------
    Net sales                                                               $    98,619    $    89,822
    Cost of sales                                                                49,239         47,365
                                                                           -------------- -------------
    Gross profit                                                                 49,380         42,457

    Operating expenses:
       Selling and marketing                                                     10,613          9,072
       Research and development                                                   5,748          5,662
       General and administrative                                                 7,734          7,847
       Merger costs                                                               1,009          1,869
                                                                           -------------- -------------
    Total operating expenses                                                     25,104         24,450
                                                                           -------------- -------------

    Operating income                                                             24,276         18,007
                                                                           -------------- -------------

    Other income (expense):
       Investment income                                                          3,215          2,284
       Interest expense                                                             (18)            (3)
       Other, net                                                                (3,679)           (38)
                                                                           -------------- -------------
    Total other income                                                             (482)         2,243
                                                                           -------------- -------------

    Income before income taxes                                                   23,794         20,250
    Income taxes                                                                  8,566          7,600
                                                                           -------------- -------------
    Net income                                                              $    15,228    $    12,650
                                                                           ============== =============

    Basic earnings per share                                                $      0.48    $      0.41
    Diluted earnings per share                                              $      0.48    $      0.41

    Basic weighted average shares outstanding                                    31,462         30,958
    Diluted weighted average and equivalent shares outstanding                   31,956         31,137

See accompanying notes to consolidated financial statements.

                 ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (Amounts in thousands)
                                   (Unaudited)


                                                                               THREE MONTHS ENDED
                                                                         ------------------------------
                                                                          APRIL 1,          APRIL 3,
                                                                            2000              1999
                                                                         ------------      ------------
Net income                                                                $  15,228         $  12,650

Other comprehensive income (loss):
     Foreign currency translation adjustment                                   (437)           (1,328)
                                                                         ------------      ------------
Comprehensive income                                                      $  14,791         $  11,322
                                                                         ============      ============


See accompanying notes to consolidated financial statements.

                 ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)

                                                                                 THREE MONTHS ENDED
                                                                          ---------------------------------
                                                                             APRIL 1,         APRIL 3,
                                                                               2000             1999
                                                                          ---------------  ----------------
   Cash flows from operating activities:
        Net income                                                           $  15,228        $  12,650
        Adjustments to reconcile net income to net cash
           provided by operating activities:
            Depreciation and amortization                                        2,527            2,374
            Appreciation in market value
               of investments and marketable securities                         (1,553)            (823)
            Deferred income taxes                                                  601                6
            Changes in assets and liabilities:
                 Accounts receivable, net                                        3,667           (1,205)
                 Inventories                                                    (4,803)           4,858
                 Other assets                                                      810              552
                 Accounts payable                                               (3,117)          (2,842)
                 Accrued expenses                                               (5,044)             (77)
                 Income taxes payable                                            3,209            4,176
                 Other operating activities                                        (53)            (256)
                 Investments and marketable securities                          35,000           (6,370)
                                                                          ---------------  ----------------
                     Net cash provided by operating activities                  46,472           13,043
                                                                          ---------------  ----------------

   Cash flows from investing activities:
        Purchases of property and equipment                                     (2,577)          (2,204)
                                                                          ---------------  ----------------
                     Net cash used in investing activities                      (2,577)          (2,204)
                                                                          ---------------  ----------------

   Cash flows from financing activities:
        Proceeds from exercise of stock options                                  3,095              419
        Net issuance (repayment) of notes payable                               49,973              (18)
        Payments for obligation under capital lease                               (169)             (17)
                                                                          ---------------  ----------------
                     Net cash provided by financing activities                  52,899              384
                                                                          ---------------  ----------------

   Effect of exchange rate changes on cash                                        (437)          (1,328)
                                                                          ---------------  ----------------

   Net increase in cash and cash equivalents                                    96,357            9,895
   Cash and cash equivalents at beginning of period                             38,501           11,391
                                                                          ---------------  ----------------
   Cash and cash equivalents at end of period                                $ 134,858        $  21,286
                                                                          ===============  ================

   Supplemental disclosures of cash flow information:
        Interest paid                                                        $      18        $       3
        Income taxes paid                                                        5,251            4,833

See accompanying notes to consolidated financial statements.

                 ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION
The consolidated financial statements included herein have been prepared by Zebra Technologies Corporation and subsidiaries (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K filed with the Securities and Exchange Commission. The consolidated balance sheet as of December 31, 1999, presented herein, has been derived from the audited consolidated balance sheet contained in the Annual Report on Form 10-K. In the opinion of the Company, the interim consolidated financial statements reflect all adjustments necessary to present fairly the consolidated financial position of the Company as of April 1, 2000, and the consolidated results of operations and cash flows for the three months ended April 1, 2000, and April 3, 1999. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

NOTE 2 - SUBSEQUENT EVENT
On April 3, 2000, the Company completed the acquisition of Comtec Information Systems, Inc. ("Comtec"), acquiring all of the outstanding capital stock of Comtec for approximately $90,000,000 in cash. Located in Warwick, Rhode Island, Comtec was formerly a privately held company. The Company believes Comtec is an industry leader in the design, manufacture and support of portable wireless thermal printing solutions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS: FIRST QUARTER OF 2000 VERSUS FIRST QUARTER OF 1999

Net sales for the first quarter increased 9.8% to $98,619,000 from $89,822,000. Hardware sales (printers and replacement parts) increased 10.3% on unit volume increases. For the first quarter, hardware sales accounted for 79.8% of net sales. Supplies sales increased 9.8% to comprise 18.3% of net sales. The remaining 1.9% of net sales consisted of service and software revenue.

International sales of $44,049,000 accounted for 44.7% of 2000 first quarter sales, compared with 40.8% of net sales for the first quarter of 1999. The increase in the percentage of international sales is due to 20.2% sales growth in international markets, compared with 2.6% sales growth in North America. The Company recorded growth in all of the Company's international geographic territories, particularly in Europe and Latin America. Management views international markets as holding significant growth opportunities for the Company. To support this growth, the Company expanded its international presence with the opening of new sales offices in Seoul, South Korea, and Hong Kong during the first quarter of 2000. In North America, robust sales growth of instant-issuance plastic card printers and a favorable trend in supplies sales was offset by weakness in bar code label printer sales.

Gross profit for the first quarter of 2000 was $49,380,000, up 16.3% from the gross profit of $42,457,000. As a percentage of net sales, gross profit increased to 50.1% from 47.3%. The increase in gross profit margin was principally the result of product cost reductions enabled by the October 1998 merger with Eltron International combined with unit volume increases, which increased capacity utilization of the Company's manufacturing operations.

Selling and marketing expenses increased 17.0% to $10,613,000 from $9,072,000 for the first quarter of 1999. The growth in selling and marketing expenses was primarily due to increased payroll and business development expenses to support new sales initiatives, programs to expand distribution channels and to improve service. Management indicated that these initiatives are important elements for driving sales growth. As a percentage of net sales, first quarter selling and marketing expenses increased to 10.8% from 10.1%.

Research and development expenses for the first quarter increased 1.5% to $5,748,000 from $5,662,000. Increases in fees for outside professional services, building expenses related to new engineering facilities in Vernon Hills, and payroll were substantially offset by reductions in project expenses and non-payroll expenditures. As a percentage of net sales, quarterly research and development expenses decreased to 5.8% from 6.3%.

General and administrative expenses for the first quarter declined by 1.4% to $7,734,000 from $7,847,000. Lower bad debt expense was partially offset by increased non-payroll expenses. As a percentage of net sales, quarterly general and administrative expenses decreased to 7.8% from 8.7%.

During the first quarter of 2000, Zebra recorded $1,009,000 in merger costs, which are related to integration of the operations of Eltron International, Inc., with which the Company merged in October 1998. For the first quarter of 1999, merger costs totaled $1,869,000. These costs, which could not be provided for at the time of the merger, consisted principally of information technology expenditures to integrate Eltron operations into the Company's enterprise-wide resource planning (ERP) system. The Company expects to incur merger costs for the Eltron integration through the second quarter of 2000.

Operating income for the first quarter increased 34.8% to $24,276,000, or 24.6% of net sales, from $18,007,000, or 20.0% of net sales. Excluding the merger costs described above, operating income increased 27.2% to $25,285,000, or 25.6% of net sales from $19,876,000, or 22.1% of net sales.

Investment income increased 40.7% to $3,215,000 from $2,284,000. The increase was primarily due to higher average balances invested in marketable securities.

Other expense for the first quarter of 2000 included $3,417,000 in losses from foreign currency transactions on the value of euro-denominated cash deposits and receivables from customers and pound sterling-denominated receivables from the

Company's U.K. subsidiary. For the first quarter of 1999, the Company recorded a gain from foreign currency transactions of $139,000.

Income before income taxes for the first quarter of 2000 was $23,794,000, compared with $20,250,000 for the same period in 1999, for an increase of 17.5%.

The effective income tax rate for the first quarter of 2000 was 36.0%, compared with 37.5% for the same period in 1999. The provision for income taxes for the first quarter of 1999 included a one-time tax accrual. Net income was $15,228,000, or $0.48 per share (basic and diluted), compared with $12,650,000, or $0.41 per share (basic and diluted). Excluding the $1,009,000 and $1,869,000 in merger costs, net income for the first quarter was $15,875,000, or $0.50 per diluted share, in 2000 and $13,818,000, or $0.44 per share, in 1999.

LIQUIDITY AND CAPITAL RESOURCES
The Company's principal source of liquidity continues to be cash generated from operations. Cash and cash equivalents and investments and marketable securities totaled $298,478,000 at April 1, 2000, compared with $235,568,000 at December 31, 1999.

As of April 1, 2000, the Company had a $50,000,000 short-term loan outstanding, the proceeds of which were used to fund the acquisition of Comtec Information Systems, which was completed on April 3, 2000. The interest rate on this loan, which is in the form of a reverse repurchase agreement, was calculated at 10 basis points over the 90-day London Interbank Offer Rate (LIBOR), and was fixed for 90 days from the time of funding on March 31, 2000, at 6.38%. Management expects to repay the loan from the liquidation of a corresponding amount of securities from the Company's investment portfolio.

Management believes that existing capital resources and funds generated from operations are sufficient to finance anticipated capital requirements.

SIGNIFICANT CUSTOMER
No customer accounted for 10% or more of total sales during the first quarter of 2000. Sales to United Parcel Service (UPS), one of the Company's designated key accounts, accounted for 10.0% of the Company's net sales for the first quarter of 1999.

SAFE HARBOR
Forward-looking statements contained in this filing are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995 and are highly dependent upon a variety of important factors which could cause actual results to differ materially from those reflected in such forward looking statements. These factors include market acceptance of the Company's printer and software products and competitors' product offerings. They also include the success and speed of the Company's integration with Comtec, as well as the effect of market conditions in the North America and other geographic regions on the Company's financial results. Profits will be affected by the Company's ability to control manufacturing and operating costs. Because of the Company's large investment portfolio, interest rate and financial market conditions will also have an impact on results. Foreign exchange rates will have an effect on financial results due to the large percentage of the Company's international sales. When used in this document and documents referenced, the words "anticipate," "believe," "estimate," and "expect" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. Readers of this document are referred to prior filings with the Securities and Exchange Commission, including Zebra's Form 10-K for the year ended December 31, 1999, for further discussions of issues that could affect Zebra's future results.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the first quarter of 2000, the Company modified its investment strategy. The Company's investment portfolio at December 31, 1999, consisted of U.S. government securities, state and municipal bonds, partnership interests, and equity securities, which were held indirectly in diversified funds actively managed by investment professionals. During the second quarter Zebra began re-deploying its cash reserves into a traditional corporate cash management program, which consists of an actively managed diversified portfolio of U.S. government securities, state and municipal bonds, and corporate bonds. This program is also administered by outside professional investment managers. Management expects this move to reduce volatility of returns on invested funds and increase liquidity. For additional information on market risk, refer to the "Quantitative and Qualitative Disclosures About Market Risk" section of the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

PART II - OTHER INFORMATION

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

               (a)  Exhibits.

                    10.1 Amendment to the lease between the Registrant and Unique Building Corporation for the Registrant's facility in Vernon Hills, Illinois, dated as of July 1, 1999

                    15.1 Acknowledgment of Independent Certified Public Accountants Regarding Independent Auditors' Review Report

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




                                        ZEBRA TECHNOLOGIES CORPORATION


Date:    May 12, 2000                          By:  /s/Edward L. Kaplan
                                                    ---------------------------
                                                         Edward L. Kaplan
                                                       Chief Executive Officer

Date:    May 12, 2000                          By:  /s/Charles R. Whitchurch
                                                    ------------------------
                                                       Charles R. Whitchurch
                                                       Chief Financial Officer