Form 10-Q
period 2000-07-01
ZEBRA TECHNOLOGIES CORP/DE
filed 2000-08-10
CIK 877212

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


            [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                   For the quarterly period ended July 1, 2000


                        Commission File Number: 000-19406


                         Zebra Technologies Corporation
                         ------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                    36-2675536
  -------------------------------                           ----------
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

                                [ X ] Yes  [ ] No



As of August 9, 2000, there were the following shares outstanding:



Class A Common Stock, $.01 par value             24,309,061
Class B Common Stock, $.01 par value              6,096,042


                 ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

                           QUARTER ENDED JULY 1, 2000

                                      INDEX



                                                                                                        PAGE
                                                                                                        ----
PART I - FINANCIAL INFORMATION

     Item 1.      Consolidated Financial Statements

         Independent Auditors' Review Report                                                              3

         Consolidated Balance Sheets
         as of July 1, 2000 (unaudited) and December 31, 1999                                             4

         Consolidated Statements of Earnings (unaudited)
         for the three and six months ended July 1, 2000 and July 3, 1999                                 5

         Consolidated Statements of Comprehensive Income (unaudited)
         for the three and six months ended July 1, 2000 and July 3, 1999                                 6

         Consolidated Statements of Cash Flows (unaudited)
         for the three and six months ended July 1, 2000 and July 3, 1999                                 7

         Notes to Consolidated Financial Statements                                                       8

     Item 2.      Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                                           9

     Item 3.      Quantitative and Qualitative Disclosures
                  About Market Risk                                                                      12


PART II - OTHER INFORMATION

     Item 4.      Submissions of Matters to a Vote of Security Holders                                   13

     Item 6.      Exhibits and Reports on Form 8-K                                                       14

SIGNATURES                                                                                               15



PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


                       INDEPENDENT AUDITORS' REVIEW REPORT


The Board of Directors and Shareholders
Zebra Technologies Corporation:

We have reviewed the consolidated balance sheet of Zebra Technologies Corporation and subsidiaries as of July 1, 2000, and the related consolidated statements of earnings and comprehensive income for the three-month and six-month periods ended July 1, 2000 and July 3, 1999, and cash flows for the six-month periods ended July 1, 2000 and July 3, 1999. These consolidated financial statements are the responsibility of the Company's management.

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

Chicago, Illinois
July 17, 2000

                           ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                                      CONSOLIDATED BALANCE SHEETS
                        (Amounts in thousands, except share and per share data)



                                                                                     JULY 1,        DECEMBER 31,
                                                                                      2000              1999
                                                                               ----------------    --------------
                                                                                   (Unaudited)
                                        ASSETS
Current assets:
     Cash and cash equivalents                                                 $     41,189        $     38,501
     Investments and marketable securities                                          134,524             197,067
     Accounts receivable, net                                                        78,967              62,870
     Inventories                                                                     55,514              42,379
     Deferred income taxes                                                            3,353               3,467
     Prepaid expenses                                                                 3,338               1,614
                                                                               ----------------    --------------
         Total current assets                                                       316,885             345,898
                                                                               ----------------    --------------
Property and equipment at cost, less
     accumulated depreciation and amortization                                       41,113              41,686
Long-term deferred income taxes                                                       1,760                   -
Excess of cost over fair value of net assets acquired                                35,128                 189
Other intangibles                                                                    30,947                   -
Other assets                                                                          6,007               6,870
                                                                               ----------------    --------------
                        TOTAL ASSETS                                           $    431,840        $    394,643
                                                                               ================    ==============

                   LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                          $     32,534        $     23,798
     Accrued liabilities                                                             10,378              11,295
     Short-term note payable                                                         35,188                 196
     Current portion of obligation under capital lease with related party               181                 264
     Income taxes payable                                                             7,473               7,541
                                                                               ----------------    --------------
         Total current liabilities                                                   85,754              43,094
                                                                               ----------------    --------------

Obligation under capital lease, less current portion                                    446                 571
Long-term liability                                                                      74                  93
Deferred income taxes                                                                     -               1,473
Other                                                                                   154                 105
                                                                               ----------------    --------------
                        TOTAL LIABILITIES                                            86,428              45,336
                                                                               ----------------    --------------
Shareholders' equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized,
    none outstanding                                                                      -                   -
Class A Common Stock, $.01 par value; 50,000,000 shares
    authorized, 25,430,945 and 24,877,501 shares issued;
    24,584,645 and 24,877,501 shares outstanding
    in 2000 and 1999, respectively                                                      254                 249
Class B Common Stock, $.01 par value; 28,358,189 shares
    authorized, 6,115,571 and 6,540,188 shares issued
    and outstanding in 2000 and 1999, respectively                                       61                  65
Additional paid-in capital                                                           63,483              60,072
Treasury stock (846,300 shares)                                                     (37,836)                  -
Retained earnings                                                                   321,283             289,404
Accumulated other comprehensive income                                               (1,833)               (483)
                                                                               ----------------    --------------
                        TOTAL SHAREHOLDERS' EQUITY                                  345,412             349,307
                                                                               ----------------    --------------
                        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $    431,840        $    394,643
                                                                               ================    ==============




See accompanying notes to consolidated financial statements.

                                ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF EARNINGS
                                (Amounts in thousands, except per share data)
                                                 (Unaudited)



                                                             THREE MONTHS ENDED             SIX MONTHS ENDED
                                                      ---------------------------  ----------------------------
                                                           JULY 1,        JULY 3,        JULY 1,        JULY 3,
                                                            2000           1999           2000           1999
                                                      -------------  ------------  -------------  -------------
Net sales                                             $    128,355   $    97,321   $    226,975   $    187,143
Cost of sales                                               66,043        48,618        115,282         95,983
                                                      -------------  ------------  -------------  -------------
Gross profit                                                62,312        48,703        111,693         91,160
Operating expenses:
   Selling and marketing                                    12,469         9,684         23,082         18,756
   Research and development                                  7,370         5,461         13,118         11,123
   General and administrative                                8,501         8,155         16,235         16,002
   Amortization of intangible assets                         1,344            75          1,411            152
   Acquired in-process technology                            5,953             -          5,953              -
   Merger costs                                              1,732         1,291          2,741          3,160
                                                      -------------  ------------  -------------  -------------
Total operating expenses                                    37,369        24,666         62,540         49,193
                                                      -------------  ------------  -------------  -------------

Operating income                                            24,943        24,037         49,153         41,967
                                                      -------------  ------------  -------------  -------------

Other income (expense):
   Investment income                                         3,316         2,922          6,531          5,207
   Interest expense                                            (15)          (15)           (33)           (18)
   Other, net                                               (2,228)         (186)        (5,840)          (148)
                                                      -------------  ------------  -------------  -------------
Total other income                                           1,073         2,721            658          5,041
                                                      -------------  ------------  -------------  -------------

Income before income taxes                                  26,016        26,758         49,811         47,008
Income taxes                                                 9,366         9,636         17,932         17,236
                                                      -------------  ------------  -------------  -------------
Net income                                            $     16,650   $    17,122   $     31,879   $     29,772
                                                      =============  ============  =============  =============

Basic earnings per share                              $       0.54   $      0.55   $       1.02   $       0.96
Diluted earnings per share                            $       0.53   $      0.55   $       1.01   $       0.95

Basic weighted average shares outstanding                   30,976        31,043         31,133         31,018
Diluted weighted average and equivalent
   shares outstanding                                       31,372        31,283         31,559         31,233




See accompanying notes to consolidated financial statements.

                           ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                       (Amounts in thousands)
                                             (Unaudited)

                                                              THREE MONTHS ENDED             SIX MONTHS ENDED
                                                          --------------------------    --------------------------
                                                            JULY 1,         JULY 3,       JULY 1,         JULY 3,
                                                             2000            1999          2000            1999
                                                          --------------------------    --------------------------
Net income                                                 $ 16,650        $ 17,122      $ 31,879        $ 29,772

Other comprehensive income (loss):
     Foreign currency translation adjustment                   (912)           (790)       (1,350)         (2,118)
                                                          --------------------------    --------------------------
Comprehensive income                                       $ 15,738        $ 16,332      $ 30,529        $ 27,654
                                                          ==========================    ==========================

See accompanying notes to consolidated financial statements.

                          ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Amounts in thousands)
                                            (Unaudited)

                                                                                         SIX MONTHS ENDED
                                                                                ---------------------------------
                                                                                    JULY 1,             JULY 3,
                                                                                     2000                1999
                                                                                ---------------------------------
Cash flows from operating activities:
     Net income                                                                   $  31,879           $  29,772
     Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
         Depreciation and amortization                                                6,522               4,892
         Acquired in-process technology                                               5,953                --
         Depreciation (appreciation) in market value
            of investments and marketable securities                                  2,898              (1,807)
         Deferred income taxes                                                       (3,119)                  6
         Changes in assets and liabilities, net of business acquired:
              Accounts receivable, net                                               (2,132)             (7,412)
              Inventories                                                            (5,841)              7,526
              Other assets                                                            1,040                 (95)
              Accounts payable                                                        2,632              (2,967)
              Accrued expenses                                                       (2,342)              1,326
              Income taxes payable                                                      (68)              1,912
              Other operating activities                                             (2,119)               (291)
              Investments and marketable securities                                  60,195             (19,518)
                                                                                --------------      -------------
                  Net cash provided by operating activities                          95,498              13,344
                                                                                --------------      -------------

Cash flows from investing activities:
     Purchases of property and equipment                                             (3,247)             (4,719)
     Acquisition of Comtec Information Systems, net of cash acquired                (88,477)               --
                                                                                --------------      -------------
                  Net cash used in investing activities                             (91,724)             (4,719)
                                                                                --------------      -------------

Cash flows from financing activities:
     Purchase of treasury stock                                                     (37,836)               --
     Proceeds from exercise of stock options                                          3,412               3,128
     Issuance (repayment) of notes payable                                           34,973                 (18)
     Issuance of (payments for) obligation under capital lease                         (285)                 20
                                                                                --------------      -------------
                  Net cash provided by financing activities                             264               3,130
                                                                                --------------      -------------
Effect of exchange rate changes on cash                                              (1,350)             (2,118)
                                                                                --------------      -------------
Net increase in cash and cash equivalents                                             2,688               9,637
Cash and cash equivalents at beginning of period                                     38,501              18,379
                                                                                --------------      -------------
Cash and cash equivalents at end of period                                        $  41,189           $  28,016
                                                                                ==============      =============

Supplemental disclosures of cash flow information:
     Interest paid                                                                $      33           $      18
     Income taxes paid                                                               23,568              15,860


See accompanying notes to consolidated financial statements.

                 ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION
The consolidated financial statements included herein have been prepared by Zebra Technologies Corporation and subsidiaries (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K filed with the Securities and Exchange Commission. The consolidated balance sheet as of December 31, 1999, presented herein, has been derived from the audited consolidated balance sheet contained in the Annual Report on Form 10-K. In the opinion of the Company, the interim consolidated financial statements reflect all adjustments necessary to present fairly the consolidated financial position of the Company as of July 1, 2000, and the consolidated results of operations for the three months and six months ended July 1, 2000, and cash flows for the six months ended July 1, 2000, and July 3, 1999. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

NOTE 2 - ACQUISITION OF COMTEC INFORMATION SYSTEMS, INC.
On April 3, 2000, the Company acquired Comtec Information Systems, Inc. ("Comtec"), acquiring all of the outstanding capital stock of Comtec for approximately $88,477,000 in cash. Located in Warwick, Rhode Island, Comtec had been a privately held company. Comtec designs, manufactures and supports portable wireless thermal printing solutions. The acquisition was accounted for under the purchase method. Accordingly, the purchase price has been allocated to identifiable tangible assets and intangible assets acquired and liabilities assumed based on their estimated fair values. Estimated amounts allocated to acquired in-process technology were expensed at the time of the acquisition. The excess of cost over net assets acquired is amortized on a straight-line basis over the expected period to be benefited of 20 years. The consolidated statements of operation reflect the results of operations of Comtec since the effective date of the acquisition.

The following summary presents information concerning the purchase price allocation for the Comtec acquisition:



                                                                  Amount
                                                              (in thousands)
                Net tangible assets                           $    15,236
                Acquired in-process technology                      5,953
                Intangible assets                                  31,786
                Goodwill                                           35,502
                                                              --------------
                Purchase price                                $    88,477
                                                              ==============


The following unaudited proforma summary presents Zebra's results of operations as if the Comtec acquisition had occurred at the beginning of each period. This summary is provided for information purposes only. It does not necessarily reflect the actual results that would have occurred had the acquisition been made as of their respective dates, or of results that may occur.



                                                                        SIX MONTHS ENDED
                                                              ------------------------------------
                                                                    JULY 1,             JULY 3,
                                                                     2000                1999
                                                              -----------------     --------------
                                                              (in thousands ,except per share data)
                Net sales                                     $     249,513         $   211,244
                Net income                                           31,633              29,565
                Diluted net income per share                  $        1.00         $      0.95



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS: SECOND QUARTER OF 2000 VERSUS SECOND QUARTER OF 1999, AND YEAR-TO-DATE 2000 VERSUS YEAR-TO-DATE 1999

Net sales for the second quarter of 2000, which include sales by Comtec, increased 31.9% to $128,355,000 from $97,321,000. Hardware sales (printers and replacement parts) increased 30.9%, sales of supplies advanced 20.8%, and service and software revenue increased 154.1%. As a percentage of net sales, hardware sales accounted for 79.7%, compared with 80.3% for the second quarter of 1999. Compared with the second quarter of 1999, supplies sales amounted to 16.0% of net sales versus 17.5%, and service and software revenue accounted for 4.3% of net sales versus 2.2%. The decline in percentage of sales derived from supplies and increasing percentage of service and software revenue were principally due to the effect of Comtec's results on the Company's sales mix. For the year to-date, net sales increased 21.3% to $226,975,000 from 187,143,000.

International sales totaled $48,046,000, or 37.4% of second quarter sales, compared with $38,725,000, or 39.8% of net sales for the second quarter of 1999, for a 24.1% increase. The decline in the percentage of international sales was principally due to the lower proportion of international sales from Comtec. For the second quarter of 2000, net sales in North America increased 37.1%. The Company recorded growth in all of its international geographic territories, particularly in Europe and Asia Pacific. Management believes that international markets continue to hold significant growth opportunities for the Company. For the first six months of 2000, international sales increased 22.2% to $92,094,000, or 40.6% of net sales, from $75,369,000, or 40.3% of net sales.

Gross profit for the second quarter of 2000 increased 27.9% to $62,312,000 from $48,703,000. As a percentage of net sales, gross profit decreased to 48.5% from 50.0%. Foreign currency translation on products sold into Europe, the Company's largest international region, and generally lower gross margin percentages on Comtec products lowered gross profit margin. Higher production volume and lower component costs on the Company's established business partially offset the negative impacts of foreign currency translation and product mix. For the year to-date, gross profit for 2000 totaled $111,693,000, or 49.2% of net sales, compared with $91,160,000, or 48.7% of net sales, for overall growth of 22.5%.

Selling and marketing expenses for the second quarter of 2000 increased 28.8% to $12,469,000 from $9,684,000 for the second quarter of 1999. The growth in selling and marketing expenses was primarily due to increased payroll and business development expenses related to the Comtec acquisition, as well as additional personnel in the Company's established business units. The Company has undertaken these investments in sales and marketing human resources to generate higher levels of sales. As a percentage of net sales, second quarter selling and marketing expenses decreased to 9.7% from 10.0%. For the first six months of 2000, selling and marketing expenses increased 23.1% to $23,082,000 from $18,756,000 for the corresponding period in 1999. As a percentage of net sales for the year to-date, selling and marketing expenses were 10.2% in 2000, compared with 10.0% in 1999.

Research and development expenses for the second quarter of 2000 increased 35.0% to $7,370,000 from $5,461,000. Increases in personnel-related expenses from higher staffing levels, primarily related to the Comtec acquisition, fees for outside professional services, and project expenses were largely responsible for the overall increase. As a percentage of net sales, quarterly research and development expenses increased to 5.7% from 5.6%. For the first six months of 2000, research and development expenses increased 17.9% to $13,118,000 from $11,123,000. On a year-to-date basis, research and development expenses represented 5.8% of net sales in 2000 and 5.9% in 1999.

General and administrative expenses for the second quarter of 2000 increased by 4.2% to $8,501,000 from $8,155,000. Higher non-payroll expenses and payments for outside professional service were partially offset by lower payroll-related expense and overhead allocations. As a percentage of net sales, quarterly general and administrative expenses decreased to 6.6% from 8.4%. For the first six months of 2000, general and administrative expenses increased 1.5% to $16,235,000, or 7.2% of net sales, from $16,002,000, or 8.6%
of net sales.

Amortization of intangible assets totaled $1,344,000 for the second quarter of 2000, compared with $75,000 for the same period in 1999. The increase in amortization of intangible assets was related to the Comtec acquisition. For the first six months of 2000, amortization of intangible assets totaled $1,411,000, compared with $152,000 for the corresponding period in 1999.

In April 2000, the Company acquired printer and wireless technology as part of its acquisition of Comtec. A portion of the purchase price was attributed to acquired in-process technology, as the development work associated with the projects had not yet reached technical feasibility and was believed to have no alternative future use. The Company assessed the fair value of the acquired in-process technology using an income approach. During the second quarter of 2000, the company recorded a $5,953,000 charge to write-off this acquired in-process technology.

During the second quarter of 2000, the Company recorded $1,732,000 in merger integration costs related to the integration of both Comtec and Eltron International, Inc., which the Company acquired in October 1998. For the second quarter of 1999, merger costs totaled $1,291,000. These costs, which could not be provided for at the time of the transactions, consisted principally of information technology expenditures to integrate Eltron operations into the Company's enterprise-wide resource planning (ERP) system. The Company expects to incur merger costs principally related to the Comtec acquisition through the second quarter of 2001. For the year to-date in 2000, merger costs totaled $2,741,000, compared with 3,160,000 for the year to-date in 1999.

Operating income for the second quarter of 2000 increased 3.8% to $24,943,000, or 19.4% of net sales, from $24,037,000, or 24.7% of net sales. Excluding the merger-related costs and the charge for acquired in-process technology described above, operating income increased 28.8% to $32,628,000, or 25.4% of net sales from $25,328,000, or 26.0% of net sales. For the first six months of 2000, operating income totaled $49,153,000, or 21.7% of net sales, which was up 17.1% from $41,967,000 for the same period in 1999. Excluding the merger-related costs and the charge for acquired in-process technology, year-to-date operating income increased 36.1% to $71,234,000, or 31.4% of net sales, from $52,353,000, or 28.0% of net sales.

Investment income for the second quarter of 2000 increased 13.5% to $3,316,000 from $2,922,000. The increase was primarily due to higher returns on lower invested balances in marketable securities. For the year to-date, investment income totaled $6,531,000 in 2000, up 25.4% from $5,207,000 in 1999.

Other expenses for the second quarter of 2000 included $1,939,000 in losses from foreign currency transactions on the value of euro-denominated cash deposits and receivables from customers and pound sterling-denominated receivables from the Company's U.K. subsidiary. For the second quarter of 1999, the Company recorded a loss from foreign currency transactions of $474,000. The Company has implemented certain currency hedging strategies to minimize the effects of foreign currency transactions for the second half of 2000. For the first six months of 2000, other expense totaled $5,840,000, compared with $148,000 for the same period in 1999.

Income before income taxes for the second quarter of 2000 was $26,016,000, compared with $26,758,000 for the same period in 1999, for a decrease of 2.8%. For the year to-date, income before income taxes amounted to $49,811,000, up 6.0% from $47,008,000 for the first six months of 1999.

The effective income tax rate for the second quarter of 2000 was unchanged at 36.0% from the second quarter of 1999. Net income was $16,650,000, or $0.53 per diluted share, compared with $17,122,000, or $0.55 per share (basic and diluted). Excluding merger costs and the charge for acquired in-process technology, net income for the second quarter of 2000 was $21,568,000, or $0.69 per diluted share, compared with $17,956,000, or $0.57 per share, for the second quarter in 1999.

For the year to-date, the effective income tax rate for 2000 was 36.0%, compared with 36.7% for the first six months of 1999. Net income was $31,879,000, up 7.1% from $29,772,000. On a per-share basis, diluted earnings were $1.01 for the first six months of 2000, compared with $0.95 for the same period in 1999. Excluding merger costs and the charge for acquired in-process technology, net income for the first six months of 2000 was $37,443,000, or $1.19 per diluted share, up 17.8% from $31,773,000, or $1.02 per diluted share, for the corresponding period in 1999.

LIQUIDITY AND CAPITAL RESOURCES
The Company's principal source of liquidity continues to be cash generated from operations. Cash and cash equivalents and investments and marketable securities totaled $175,713,000 at July 1, 2000, compared with $235,568,000 at December 31, 1999.

As of July 1, 2000, the Company had a $35,188,000 short-term loan outstanding, the proceeds of which were used to fund the Comtec acquisition, which was completed on April 3, 2000. The interest rate on this loan, which is in the form of a reverse repurchase agreement, was calculated at 10 basis points over the 90-day London Interbank Offer Rate

(LIBOR) and was fixed for 90 days from the time of funding on March 31, 2000, at 6.38%. Management expects to repay the loan from the liquidation of a corresponding amount of securities from the Company's investment portfolio.

Management believes that existing capital resources and funds generated from operations are sufficient to finance anticipated capital requirements.

SIGNIFICANT CUSTOMER
No single customer comprised 10.0% or more of the Company's sales for the second quarter of 2000 or the year to-date.

SAFE HARBOR
Forward-looking statements contained in this filing are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995 and are highly dependent upon a variety of important factors which could cause actual results to differ materially from those reflected in such forward looking statements. These factors include market acceptance of the Company's printer and software products and competitors' product offerings. They also include the success and speed of the Company's integration with Comtec, as well as the effect of market conditions in the North America and other geographic regions on the Company's financial results. Profits will be affected by the Company's ability to control manufacturing and operating costs. Because of the Company's large investment portfolio, interest rate and financial market conditions will also have an impact on results. Foreign exchange rates will have an effect on financial results due to the large percentage of the Company's international sales. When used in this document and documents referenced, the words "anticipate," "believe," "estimate," and "expect" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. Readers of this document are referred to prior filings with the Securities and Exchange Commission, including the Company's Form 10-K for the year ended December 31, 1999, for further discussions of issues that could affect the Company's future results.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company's market risk during the second quarter ended July 1, 2000. For additional information on market risk, refer to the "Quantitative and Qualitative Disclosures About Market Risk" section of the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

PART II - OTHER INFORMATION

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)      The Company held its Annual Meeting of Stockholders on May 16, 2000.

(b)      The Company's shareholders voted on the following proposals:

         1.       To elect six directors to the Company's Board of Directors.



                                                                     Authority
                  Directors                         For              Withheld
                  ---------                         ---              ---------
                  Gerhard Cless                  81,710,244          335,025
                  Edward Kaplan                  81,712,254          333,015
                  Christopher Knowles            81,854,585          190,684
                  David Riley                    81,848,911          196,358
                  Donald Skinner                 81,707,734          337,535
                  Michael Smith                  81,856,920          188,349


         2. To ratify the selection by the Board of Directors of KPMG LLP as the independent auditors of the Company's financial statements for the year ending December 31, 2000.



                                                  Authority                          Broker
                  For             Against         Withheld        Abstentions       Non-votes
                  ---             -------         --------        -----------       ---------
              81,975,268          20,352             --             49,649              --



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K



            (a)      Exhibits.

                     15.1     Acknowledgment of Independent Certified Public Accountants Regarding
                              Independent Auditors' Review Report

                     27.1     Financial Data Schedule


            (b)      Reports.

                              The Registrant filed one Form 8-K report dated April 18, 2000, and one Form 8-K/A report dated June 15, 2000. Both reports are related to the Comtec acquisition.




                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                    ZEBRA TECHNOLOGIES CORPORATION



Date:    August 10, 2000            By:  /s/ Edward L. Kaplan
                                         --------------------
                                             Edward L. Kaplan
                                             Chief Executive Officer

Date:    August 10, 2000            By:  /s/ Charles R. Whitchurch
                                         -------------------------
                                             Charles R. Whitchurch
                                             Chief Financial Officer