Form 10-Q
period 2000-09-30
ZEBRA TECHNOLOGIES CORP/DE
filed 2000-11-13
CIK 877212

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

/x/	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2000

Commission File Number: 000-19406

Zebra Technologies Corporation
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-2675536 (I.R.S. Employer Identification No.)
333 Corporate Woods Parkway, Vernon Hills, IL (Address of principal executive offices)	60061 (Zip Code)

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

/x/  Yes    / /  No

As of November 9, 2000, there were the following shares outstanding:

Class A Common Stock, $.01 par value	25,604,683
Class B Common Stock, $.01 par value	5,941,833

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
QUARTER ENDED SEPTEMBER 30, 2000
INDEX

PART I — FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

Independent Auditors' Review Report

The Board of Directors
Zebra Technologies Corporation:

    We have reviewed the consolidated balance sheet of Zebra Technologies Corporation and subsidiaries as of September 30, 2000, and the related consolidated statements of earnings and comprehensive income for the three-month and nine-month periods ended September 30, 2000 and October 2, 1999, and cash flows for the nine-month periods ended September 30, 2000 and October 2, 1999. These consolidated financial statements are the responsibility of the Company's management.

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

                      /s/ KPMG LLP

Chicago, Illinois
October 13, 2000

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

	September 30, 2000	December 31, 1999
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$36,344	$38,501
Investments and marketable securities	107,006	197,067
Accounts receivable, net	81,014	62,870
Inventories	53,773	42,379
Deferred income taxes	3,766	3,467
Prepaid expenses	2,432	1,614

Total current assets	284,335	345,898

Property and equipment at cost, less accumulated depreciation and amortization	41,365	41,686
Long-term deferred income taxes	1,730	—
Excess of cost over fair value of net assets acquired	34,991	189
Other intangibles	30,116	—
Other assets	5,883	6,870

Total assets	$398,420	$394,643

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$23,392	$23,798
Accrued liabilities	10,260	11,295
Short-term note payable	1,187	196
Current portion of obligation under capital lease with related party	101	264
Income taxes payable	11,111	7,541

Total current liabilities	46,051	43,094

Obligation under capital lease, less current portion	375	571
Long-term liability	68	93
Deferred income taxes	—	1,473
Other	178	105

Total liabilities	46,672	45,336

Shareholders' equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, none outstanding	—	—
Class A Common Stock, $.01 par value; 50,000,000 shares authorized, 25,570,363 and 24,877,501 shares issued; 24,472,751 and 24,877,501 shares outstanding in 2000 and 1999, respectively	256	249
Class B Common Stock, $.01 par value; 28,358,189 shares authorized, 5,976,153 and 6,540,188 shares issued and outstanding in 2000 and 1999, respectively	60	65
Additional paid-in capital	62,869	60,072
Treasury stock (1,097,612 shares)	(51,975)	—
Retained earnings	343,872	289,404
Accumulated other comprehensive income	(3,334)	(483)

Total shareholders' equity	351,748	349,307

Total liabilities and shareholders' equity	$398,420	$394,643

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2000	October 2, 1999	September 30, 2000	October 2, 1999
Net sales	$128,230	$103,988	$355,204	$291,131
Cost of sales	64,050	48,371	179,331	144,354

Gross profit	64,180	55,617	175,873	146,777
Operating expenses:
Selling and marketing	11,837	9,831	34,920	28,587
Research and development	6,609	5,299	19,727	16,422
General and administrative	7,892	7,676	24,127	23,677
Amortization of intangible assets	1,336	71	2,747	223
Acquired in-process technology	—	—	5,953	—
Merger costs	1,651	1,581	4,392	4,741

Total operating expenses	29,325	24,458	91,866	73,650

Operating income	34,855	31,159	84,007	73,127

Other income (expense):
Investment income	1,275	1,389	7,807	6,595
Interest expense	(22)	(3)	(55)	(19)
Other, net	(812)	(1,489)	(6,653)	(1,639)

Total other income (expense)	441	(103)	1,099	4,937

Income before income taxes	35,296	31,056	85,106	78,064
Income taxes	12,706	11,124	30,638	28,360

Net income	$22,590	$19,932	$54,468	$49,704

Basic earnings per share	$0.74	$0.64	$1.76	$1.60
Diluted earnings per share	$0.73	$0.63	$1.74	$1.58
Basic weighted average shares outstanding	30,492	31,247	30,896	31,109
Diluted weighted average and equivalent shares outstanding	30,847	31,648	31,297	31,401

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2000	October 2, 1999	September 30, 2000	October 2, 1999
Net income	$22,590	$19,932	$54,468	$49,704
Other comprehensive income (loss):
Foreign currency translation adjustment	(901)	1,497	(2,251)	(621)
Unrealized holding losses on investments:
Net change in unrealized holding loss for the period, net of income tax benefit of $337 for 2000	(600)	—	(600)	—

Comprehensive income	$21,089	$21,429	$51,617	$49,083

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Nine Months Ended
	September 30, 2000	October 2, 1999
Cash flows from operating activities:
Net income	$54,468	$49,704
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	10,466	7,318
Acquired in-process technology	5,953	—
Depreciation (appreciation) in market value of investments and marketable securities	1,939	(903)
Deferred income taxes	(3,502)	12
Changes in assets and liabilities, net of business acquired:
Accounts receivable, net	(4,179)	(13,182)
Inventories	(4,100)	3,627
Other assets	796	(18)
Accounts payable	(6,510)	5,081
Accrued expenses	(2,460)	188
Income taxes payable	3,570	3,106
Other operating activities	(1,189)	(1,712)
Investments and marketable securities	88,072	(44,155)

Net cash provided by operating activities	143,324	9,066

Cash flows from investing activities:
Purchases of property and equipment	(6,107)	(7,806)
Acquisition of Comtec Information Systems, net of cash acquired	(88,477)	—

Net cash used in investing activities	(94,584)	(7,806)

Cash flows from financing activities:
Purchase of treasury stock	(51,975)	—
Proceeds from exercise of stock options	2,799	7,748
Issuance (repayment) of notes payable	966	(18)
Issuance of (payments for) obligation under capital lease	(436)	7

Net cash provided by financing activities	(48,646)	7,737

Effect of exchange rate changes on cash	(2,251)	(621)

Net increase in cash and cash equivalents	(2,157)	8,376
Cash and cash equivalents at beginning of period	38,501	11,391

Cash and cash equivalents at end of period	$36,344	$19,767

Supplemental disclosures of cash flow information:
Interest paid	$55	$19
Income taxes paid	32,744	25,989

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Basis of Presentation

    The consolidated financial statements included herein have been prepared by Zebra Technologies Corporation and subsidiaries (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K filed with the Securities and Exchange Commission. The consolidated balance sheet as of December 31, 1999, presented herein, has been derived from the audited consolidated balance sheet contained in the Annual Report on Form 10-K. In the opinion of the Company, the interim consolidated financial statements reflect all adjustments necessary to present fairly the consolidated financial position of the Company as of September 30, 2000, and the consolidated results of operations for the three months and nine months ended September 30, 2000, and cash flows for the nine months ended September 30, 2000, and October 2, 1999. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations: Third Quarter of 2000 versus Third Quarter of 1999, and Year-to-Date 2000 versus Year-to-Date 1999

    Net sales for the third quarter of 2000 increased 23.3% to $128,230,000 from $103,988,000 and included sales from Comtec Information Systems, Inc., which the Company acquired in April 2000. Sales of hardware (printers and replacement parts) increased 21.5%, sales of supplies increased 19.5%, and service and software revenue increased 127.2%. As a percentage of net sales, hardware sales accounted for 79.8%, compared with 81.0% for the third quarter of 1999. Supplies sales accounted for 16.4% of net sales for the third quarter of 2000 versus 16.9% for the third quarter of 1999, and service and software revenue accounted for 3.8% of net sales versus 2.0%. The decline in percentage of sales derived from supplies and increasing percentage of service and software revenue were principally due to the effect of Comtec on the Company's sales mix. For the year to-date, net sales increased 22.0% to $355,204,000 from $291,131,000.

    International sales for the third quarter were $44,693,000, or 34.9% of net sales in 2000, compared with $39,341,000, or 37.8% of net sales, in 1999, and amounted to a 13.6% increase. The decline in the percentage of international sales was principally due to the lower proportion of international sales from Comtec. In addition, for the third quarter of 2000, sales growth was restricted by the strength of the U.S. dollar versus the U.K. pound. Management estimates that this change in foreign exchange rates reduced sales for the third quarter of 2000 by approximately $2,200,000. It is difficult for management to forecast the direction of foreign exchange movements, and therefore, the potential impact of foreign exchange rates will have on future financial results, either positively or negatively.

    For the third quarter of 2000, net sales in North America increased 29.2%. The incremental sales provided by Comtec contributed to the sales growth in North America, which otherwise experienced sales growth below historical rates. Management expects this trend to continue in the fourth quarter of 2000 but cannot predict the long-term sales outlook. All of the Company's international geographic territories recorded sales increases, with Asia Pacific and Latin America experiencing particularly high growth rates. Management expects that international markets hold significant long-term growth opportunities for the Company, since it believes that barcoding and other auto-id technologies are not as well adopted in international markets as in North America. For the first nine months of 2000, international sales increased 19.2% to $136,786,000, or 38.5% of net sales, from $114,710,000, or 39.4% of net sales.

    Gross profit for the third quarter increased 15.4% to $64,180,000 in 2000 from $55,617,000 in 1999. As a percentage of net sales, quarterly gross profit decreased to 50.1% from 53.5%. Foreign currency translation on products sold into Europe, generally lower gross margin percentages on Comtec products, increased prices for some electronic components, and lower average unit product prices contributed to the lower gross profit margin. Higher production volumes partially offset the affect of these factors. For the year to-date, gross profit for 2000 totaled $175,873,000, or 49.5% of net sales, compared with $146,777,000, or 50.4% of net sales, for overall growth of 19.8%.

    Selling and marketing expenses for the third quarter of 2000 increased 20.4% to $11,837,000 from $9,831,000 for the third quarter of 1999. This growth was primarily due to increased payroll and benefits related to the Comtec acquisition. As a percentage of net sales, third quarter selling and marketing expenses decreased to 9.2% from 9.5%. For the first nine months of 2000, selling and marketing expenses increased 22.2% to $34,920,000 from $28,587,000 for the corresponding period in 1999. As a percentage of net sales for the year to-date, selling and marketing expenses were unchanged at 9.8%.

    Research and development expenses for the third quarter of 2000 were $6,609,000, up 24.7% from $5,299,000 in 1999. Increases in personnel-related expenses from higher staffing levels, primarily related to the Comtec acquisition were largely responsible for the increase. As a percentage of net sales, quarterly research and development expenses increased to 5.2% from 5.1%. For the first nine months of 2000, research and development expenses increased 20.1% to $19,727,000 from $16,422,000. Year to-date, research and development expenses represented 5.6% of net sales in 2000 and 1999.

    For the third quarter of 2000, general and administrative expenses increased by 2.8% to $7,892,000 from $7,676,000. Lower expenses for business development, outside professional services, and other non-payroll expenses significantly offset higher payroll-related expenses. Quarterly general and administrative expenses decreased to 6.2% of net sales in 2000 from 7.4% of net sales in 1999. For the first nine months of 2000, general and administrative expenses increased 1.9% to $24,127,000 from $23,677,000, but decreased to 6.8% of net sales from 8.1% of net sales.

    Amortization of intangible assets totaled $1,336,000 for the third quarter of 2000, compared with $71,000 for the same period in 1999. The increase in amortization of intangible assets was related to the Comtec acquisition. For the first nine months of 2000, amortization of intangible assets totaled $2,747,000, compared with $223,000 for the corresponding period in 1999.

    For the third quarter of 2000, the Company recorded $1,651,000 in merger costs related to the integration of Comtec Information Systems. These costs, which could not be provided for at the time of the transaction, consisted principally of expenditures on information technology infrastructure and product line rationalization. For the third quarter of 1999, merger costs of $1,581,000 were related to the October 1998 acquisition of Eltron International, Inc. The Company expects to incur merger costs related to the Comtec acquisition through the fourth quarter of 2001. For the year to-date in 2000, merger costs totaled $4,392,000, compared with $4,741,000 for the same period in 1999.

    Operating income for the third quarter of 2000 increased 11.9% to $34,855,000, or 27.2% of net sales, from $31,159,000, or 30.0% of net sales. Excluding the merger-related costs described above, operating income increased 11.5% to $36,506,000, or 28.5% of net sales from $32,740,000, or 31.5% of net sales. For the first nine months of 2000, operating income totaled $84,007,000, or 23.7% of net sales, which was up 14.9% from $73,127,000 for the same period in 1999. Excluding the merger-related costs and the $5,953,000 charge for acquired in-process technology recorded in the second quarter of 2000 for the Comtec acquisition, year-to-date operating income increased 21.2% to $94,352,000, or 26.6% of net sales, from $77,868,000, or 26.7% of net sales.

    Investment income for the third quarter of 2000 decreased $114,000, or 8.2%, to $1,275,000 from $1,389,000. The decline was due to lower invested balances in marketable securities and approximately $1,000,000 in interest expense on short-term notes payable, partially offset by higher investment returns. For the year to-date, investment income totaled $7,807,000 in 2000, up 18.4% from $6,595,000 in 1999.

    Other expenses for the third quarter of 2000 included $513,000 in foreign currency losses on the value of net monetary assets denominated in non-functional currencies, principally euro-denominated cash and receivable balances from the Company's U.K. subsidiary. For the third quarter of 1999, the Company recorded a foreign currency gain of $65,000. During the third quarter of 2000, the Company had in place a hedging program to reduce losses related to fluctuating exchange rates between the U.S. dollar and the euro and pound sterling. The Company estimates that it would have incurred an additional $1,100,000 in losses related to foreign exchange rate movements without this hedging program, which remains in force for the fourth quarter of 2000. For the first nine months of 2000, other income totaled $1,099,000, compared with $4,937,000 for the same period in 1999.

    Income before income taxes for the third quarter of 2000 was $35,296,000, compared with $31,056,000 for the same period in 1999, for an increase of 13.7%. For the year to-date, income before income taxes amounted to $85,106,000, up 9.0% from $78,064,000 for the first nine months of 1999.

    The Company's effective income tax rate for the third quarter of 2000 was 36.0%, compared with 35.8% for the third quarter of 1999. Net income was $22,590,000, or $0.73 per diluted share, compared with $19,932,000, or $0.63 diluted per share. Excluding merger costs, net income for the third quarter of 2000 was $23,646,000, or $0.77 per diluted share, compared with $20,950,000, or $0.66 per diluted share, for the third quarter in 1999.

    For the year to-date, the Company's effective income tax rate for 2000 was 36.0%, compared with 36.3% for the first nine months of 1999. Net income was $54,468,000, up 9.6% from $49,704,000. On a per-share basis, diluted earnings were $1.74 for the first nine months of 2000, compared with $1.58 for the same period in 1999. Excluding merger costs and the charge for acquired in-process technology recorded in the second quarter of 2000 for the Comtec acquisition, net income for the first nine months of 2000 was $61,089,000, or $1.95 per diluted share, up 15.9% from $52,723,000, or $1.68 per diluted share, for the corresponding period in 1999.

Liquidity and Capital Resources

    The Company's principal source of liquidity continues to be cash generated from operations. Cash and cash equivalents and investments and marketable securities totaled $143,350,000 at September 30, 2000, compared with $235,568,000 at December 31, 1999.

    Management believes that existing capital resources and funds generated from operations are sufficient to finance anticipated capital requirements.

Significant Customer

    During the third quarter of 2000, sales to one customer, ScanSource, Inc., comprised 10.0% or more of the Company's net sales. No customer comprised 10.0% or more of net sales for the year to-date in 2000.

Safe Harbor

    Forward-looking statements contained in this filing are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995 and are highly dependent upon a variety of important factors, which could cause actual results to differ materially from those reflected in such forward looking statements. These factors include market acceptance of the Company's printer and software products and competitors' product offerings. They also include the success and speed of the Company's integration with Comtec, as well as the effect of market conditions in the North America and other geographic regions on the Company's financial results. Profits will be affected by the Company's ability to control manufacturing and operating costs. Because of the Company's large investment portfolio, interest rate and financial market conditions will also have an impact on results. Foreign exchange rates will have an effect on financial results due to the large percentage of the Company's international sales. When used in this document and documents referenced, the words "anticipate," "believe," "estimate," and "expect" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. Readers of this document are referred to prior filings with the Securities and Exchange Commission, including the Company's Form 10-K for the year ended December 31, 1999, for further discussions of issues that could affect the Company's future results.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

    There were no material changes in the Company's market risk during the third quarter ended September 30, 2000. For additional information on market risk, refer to the "Quantitative and Qualitative Disclosures About Market Risk" section of the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

PART II — OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits.
	15.1	Acknowledgment of Independent Certified Public Accountants Regarding Independent Auditors' Review Report
	27.1	Financial Data Schedule
(b)	Reports.
The Registrant filed no Form 8-K reports during the quarter ended September 30, 2000.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZEBRA TECHNOLOGIES CORPORATION
Date: November 10, 2000	By:	/s/ EDWARD L. KAPLAN Edward L. Kaplan Chief Executive Officer
Date: November 10, 2000	By:	/s/ CHARLES R. WHITCHURCH Charles R. Whitchurch Chief Financial Officer

QuickLinks

INDEX
PART I — FINANCIAL INFORMATION
  Item 1. Consolidated Financial Statements
Independent Auditors' Review Report
Consolidated Balance Sheets as of September 30 2000 (unaudited) and December 31 1999
Consolidated Statements of Earnings (unaudited) for the three and nine months ended September 30 2000 and October 2 1999
Consolidated Statements of Comprehensive Income (unaudited) for the three and nine months ended September 30 2000 and October 2 1999
Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30 2000 and October 2 1999
Notes to Consolidated Financial Statements
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
PART II — OTHER INFORMATION
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES