Form 10-K
period 2000-12-31
ZEBRA TECHNOLOGIES CORP/DE
filed 2001-03-20
CIK 877212

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

                 /X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                       For the fiscal year ended December 31, 2000
                       Commission File Number: 000-19406


                         Zebra Technologies Corporation
                         ------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                    36-2675536
--------                                                    ----------
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

Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and has been subject to such filing requirements for the past 90 days. /X/ Yes / / No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

As of March 12, 2001, the aggregate market value of each of the registrant's Class A Common Stock and Class B Common Stock held by non-affiliates was approximately $1,055,523,000 and $213,820,000, respectively. The closing price of the Class A Common Stock on March 12, 2001, as reported on the Nasdaq Stock Market, was $41.188 per share. Because no market exists for the Class B Common Stock and the shares of Class B Common Stock are convertible on a one-for-one basis into shares of Class A Common stock, the registrant has assumed for purposes hereof that each share of Class B Common Stock has a market value equal to one share of Class A Common Stock.

As of March 12, 2001, the registrant had outstanding 25,626,955 shares of Class A Common Stock, par value $.01 per share, and 5,919,691 shares of Class B Common Stock, par value $.01 per share.

                       DOCUMENTS INCORPORATED BY REFERENCE
Certain sections of the registrant's Notice of Annual Meeting of Stockholders and Proxy Statement for its Annual Meeting of Stockholders to be held on May 15, 2001, as described in the Cross-Reference Sheet and Table of Contents included herewith, are incorporated by reference into Part III of this report.

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

CONSOLIDATED FINANCIAL STATEMENTS
Index to Consolidated Financial Statements                                            F-1

PART I

ITEM 1.  BUSINESS

THE COMPANY
Zebra Technologies Corporation and its wholly-owned subsidiaries (the Company or Zebra) design, manufacture and support a broad range of direct thermal and thermal transfer bar code label printers, receipt printers, instant-issuance plastic card printers and secure identification printing systems, related accessories and support software. The Company markets its products worldwide principally to manufacturing and service organizations for use in automatic identification, data collection and personal identification systems.

The Company's equipment is designed to operate at the user's location or on a mobile basis to produce and dispense high quality bar coded labels and plastic cards in time-sensitive applications and under a variety of environmental conditions. Applications for the Company's products are extremely diverse. They include applications where barcoding is used to identify or track objects or information, particularly in situations that require high levels of data accuracy and where speed and reliability are critical. Plastic cards are used where secure, reliable identification is required on an on-demand basis.

Applications for the Company's technology cut across all industries and geographies. They include, but are not limited to, inventory control, small package delivery, baggage handling, automated warehousing, JIT (Just-In-Time) manufacturing, employee time and attendance records, file management systems, hospital information systems, shop floor control, library systems, employee ID cards, driver's licenses, access control systems and medical specimen labeling. As of December 31, 2000, management estimates that approximately 2,000,000 Zebra printers are installed in more than 90 countries throughout the world.

The Company believes the growth of its label and receipt printer business will be enhanced by the proliferation of bar code label standardization programs. These programs are driven by competitive forces on businesses worldwide to reduce costs, improve quality and increase productivity. Industry-mandated standardization continues to be an important catalyst in the rapid development of bar coding. Zebra also believes that increasing use of enterprise-wide resource planning (ERP) and other process improvement systems in manufacturing and service organizations, the growth of e-commerce and the drive to improve customer service will lead to increased use of automatic identification systems.

The Company's card printer business is driven by the rapid growth in concern over personal identification, including secure ID systems for driver's license applications and access control systems.

On October 28, 1998, the Company merged with Eltron International, Inc., which manufactured and marketed high-quality, low-cost direct thermal and thermal transfer bar code printers, instant-issuance plastic card printers and secure card printing systems, ribbons, self-adhesive labels and related accessories. Financial results for the Company for the periods prior to the merger have been restated to reflect the merger as a pooling-of-interests.

On April 3, 2000, Zebra acquired Comtec Information Systems, Inc., for $88,476,000 in cash. Located in Warwick, Rhode Island, Comtec was formerly a privately held company. The Company believes Comtec is an industry leader in the design, manufacture and support of portable wireless thermal printing solutions. Since the acquisition, the Company consolidated all mobile printing systems under the Zebra brand.

The Company completed its initial public offering in August 1991. Zebra is organized under the laws of the State of Delaware, and its principal offices are located at 333 Corporate Woods Parkway, Vernon Hills, Illinois 60061. The Company's telephone number is (847) 634-6700.

PRODUCTS
The Company's products consist of a broad line of computerized on-demand bar code label printers, receipt printers, print engines, plastic card printers, specialty bar code labeling materials, ink ribbons and bar code label design software. These products are used to provide bar code labeling and personal identification solutions principally in the manufacturing, service, and government sectors of the economy. The Company's equipment and supplies are designed to operate at the user's location under a variety of work environments. The Company works closely with its distributors, resellers and end users of its products to design and implement labeling solutions that meet the technical demands of the end user. To achieve this flexibility, the Company provides its customers with a very broad selection of printer models, each of which can be configured to a specific use. Additionally, the Company will select and, if necessary, create appropriate labeling stock, ink ribbons and adhesives to suit a particular intended use. In-house engineering personnel in software, mechanical, electronic and chemical engineering participate in the creation and realization of bar code labeling solutions for particular applications.

Zebra markets its broad line of bar code labeling solutions under the Zebra brand, including premium-priced bar code label printers for heavy industrial and warehouse use and economical, easy-to-use printing solutions for general office and light manufacturing and distribution environments. The Company's full range of card printer products is marketed under the Eltron brand name.

Bar Code Labeling Solutions
The Company believes it produces the industry's broadest range of on-demand thermal transfer and direct thermal bar-code label printers, with more options and features than any of its competitors. Zebra's printing systems include hundreds of optional configurations, which can be selected to meet particular customer needs. The Company believes this breadth of product is a unique and significant competitive strength, because it allows the Company to satisfy the wide variety of printing applications in its target market.

The Company offers 40 bar code printer models. At December 31, 2000, the Company's main printer product offerings were as follows:

PERFORMANCE PRINTERS. At the high end of the label printer market, Zebra produces printers targeted at applications requiring continuous operation in high output, mission-critical settings. These units provide a wide variety of option configurations, features, print widths, speeds and dot densities, including the industry's only standard 600-dpi printer. The Company offers five Zebra models under its XiIII Series line. List prices range from $4,295 to $7,495.

Zebra also manufactures and markets the R-140 Printer/Encoder. The R-140 prints and encodes "smart labels," which are printable labels embedded with an ultra-thin radio frequency transponder, in a single pass. Information encoded in these transponders can then be read and modified by a radio frequency reader. The R-140 is targeted at the developing market for radio frequency identification (RFID), where line-of-sight reading or scanning a label may not be possible and appending information to the label is important. List price for the R-140 is $5,695.

MID-RANGE PRINTERS. The Company offers 10 printer models designed for less demanding applications. These units offer fewer option configurations and features for a commensurate lower price. Products in this category consist of the Zebra Stripe, S and Z Series as well as the TLP 2746, LP/TLP 2684 (Strata) and TLP 2046 printers. List prices range from $1,395 to $3,295.

DESKTOP PRINTERS. Applications with low volume suit the Company's desktop printers. Zebra currently offers 11 desktop models consisting of the Stripe DA402, T402, Companion Plus, LP 2443 (Orion), LP/TLP 2722, LP/TLP 2742, TLP 3742, TLP 3642, and Bravo printers. List prices range from $295 to $995.

MOBILE PRINTING SOLUTIONS. The Company offers 12 portable printer models, which provide durability, light weight and optional infrared and radio frequency interfaces. These printers, which are designed for remote and mobile applications, print in 2-, 3- and 4-inch widths and are marketed under the Cameo, Encore and PA/PT lines. The Company's portable printers range in price from $695 to $1,495.

PRINT ENGINES. Zebra's 170PAX3 print engines are targeted at manufacturers of high-speed automatic label applicator systems. The price of the 170PAX3 print engine is priced at approximately $3,000.

In addition to their use in on-demand automatic identification applications, the Company's bar code label printers can also be used to meet customers' needs for on-site production of small or large quantities of custom bar code labels and other graphics. This capability results in shorter lead times, reduced inventory and more flexibility than can be provided with traditional off-site printing. Management believes that of the major on-site printing technologies, thermal transfer is best suited for most industrial applications. Thermal transfer printing produces dark and solid blacks and sharply defined lines that are important for printing readily scannable bar codes. These images can be printed on a variety of labeling materials, which enable users to affix bar code labels to virtually any object. This capability is very important in the industrial and service markets served by the Company.

Plastic Card Printers
The Company offers five plastic card printers, including one secure identification printing system. Uses for plastic cards printed by these systems include driver's licenses, smart cards, on-demand access control, identification and loyalty card applications. Users can select from a number of printer options, including monochrome and color printing, single- and two-sided printing and magnetic stripe and smart card encoding. The Company's P310, P420, P520 and P600 plastic card printers are marketed under the Eltron brand. Plastic card printers range in price from $2,495 to $9,995.

The Max3300 is a single process secure ID printing system that provides maximum security, durability, and tamper resistance for applications such as driver's licenses and national ID card programs. The system integrates printing, lamination, rotary die cutting, and optional magnetic encoding of 3M Secure Card media. The Max3300 is priced at $16,500.

Sales of hardware (bar code and plastic card printers and replacement parts) represented $377,842,000 of net sales in 2000, $321,354,000 in 1999, and
$265,495,000 in 1998. These sales amounted to 78.5%, 79.9%, and 78.2% of net sales in 2000, 1999, and 1998, respectively.

Supplies
The Company sells supplies, which consist of stock and customized thermal labels and tags, plastic cards, card laminates, and thermal transfer ribbons, to both new and current users of its label and plastic card printing systems worldwide. Zebra promotes the use of genuine Zebra brand and Eltron brand supplies with its equipment. Management believes that owners of Zebra and Eltron printing systems purchasing Zebra brand and Eltron brand supplies attain peak performance and optimum print quality and minimize costly downtime.

Zebra fully supports its printers, resellers and end users with an extensive line of superior quality, high performance supplies optimized to a particular user's needs. Supplies are expertly chosen in consultation with the end user and reseller based on the specific application, printer and environment in which the labeling system must perform. In the case of bar code labeling solutions, the Company's supplies also include proprietary ribbon and label formulations developed according to our specifications and designed to maximize printer performance and meet the most demanding end user performance criteria. Factors such as scratch, smudge and abrasion resistance and chemical and environmental exposures are all taken into account when selecting the type of ribbon and labeling materials. The use of supplies that are not carefully matched to specific printers can adversely impact printer performance in print speed, print quality and ultimately overall customer satisfaction.

Sales of the Company's supplies in 2000, 1999, and 1998 were $80,703,000, $69,092,000, and $62,298,000, respectively, amounting to 16.8%, 17.2%, and 18.3%
of net sales, respectively.

Software
The Company offers high-performance label design and integration software specifically designed to optimize the performance of Zebra bar code label printers. Known as BAR-ONE(TM), this software provides the capability to design and integrate sophisticated labels from standalone or legacy applications through a powerful, easy-to-use Windows interface.

The Company's goal is to provide software that enables high levels of connectivity to all major computer network and software systems. These networks include Ethernet, 802.11 wireless systems and various IBM systems. Software systems include SAP and other ERP systems, warehouse management systems (WMS), Windows, Unix and Linux. Under an agreement with JetForm Corporation, a provider of electronic forms, workflow and output management software applications, Zebra offers BAR-ONE with JetForm Central(TM). This software package enables Zebra printers to receive output directly from most of the popular software packages on the market, including the increasingly used ERP software, without the need to write costly software interfaces. Zebra also offers a BAR-ONE for SAP/R3, which enables users of the SAP/R3 ERP system to print directly to Zebra printers without the need for middleware. To expand the global applications for its software and printers, the Company is developing multi-lingual capabilities in its software and user interfaces.

The goal of improving connectivity has also led to the development and introduction of ZebraLink. This multi-purpose software tool gives users the ability to set up and control Zebra printers remotely using any Web-enabled device. It also enables Zebra printers to provide real-time printer error and status notification via e-mail to a wired or wireless device. In addition, ZebraLink's programming language, ZBI, can be used to control and interpret incoming text and data streams. ZBI gives users the ability to configure Zebra printers to emulate non-Zebra printer products, as well as to set up operations in which a bar code label printer is needed and eliminate a computer hook-up.

Maintenance Services
The Company provides service for its printing systems at depot repair centers at its Vernon Hills, Illinois, Camarillo, California, and Warwick, Rhode Island, facilities as well as at its distributors' locations. In addition, the Company has agreements with IBM and Alpha Microsystems, LLC, to provide on-site repair services. Under these agreements, the Company shares the revenue for on-site service contracts sold by IBM and Alpha Microsystems for Zebra printing systems installed in the United States. Outside of the United States, the Company's distributors in each country provide maintenance service, either directly or through service agents. Zebra also provides service and technical support assistance from in-house support personnel located in the United States, the United Kingdom and Singapore, who are available by telephone hotline five days a week during regular business hours. Also, for some Zebra products, the Company provides interactive technical support via the Internet, which can be accessed through the Company's Web site, http://www.zebra.com, 24 hours a day, seven days a week.

Warranties
All Zebra printing equipment is warranted against defects in material and workmanship for up to one year. Zebra supplies are warranted against defects in material and workmanship for the stated shelf life or twelve months, whichever occurs first. Defective equipment and supplies may be returned to the Company for repair, replacement or refund during the applicable warranty periods.

THE COMPANY'S TECHNOLOGY
The Company's products use thermal transfer, direct thermal and thermal die sublimation technologies. Each technology has characteristics that provide specific benefits to the end user.

Thermal transfer printing is used in all performance and some mid-range, desktop and portable bar code label printers, as well as the Company's high-speed print engines. This technology creates an image by applying an electrically heated printhead to a ribbon that releases ink onto labeling/ticketing media. The benefits of thermal transfer printing include superior image quality, the ability to print on a wide variety of smooth-surfaced materials, no requirement for specially coated or otherwise specially formulated labeling/ticketing media and the ability to use inks that are not viable with alternative printing technologies.

Direct thermal printing is used in some mid-range, desktop and portable printer products. Direct thermal printing creates an image by applying the heated printhead directly to specially treated paper, which changes color when heated. Direct thermal technology is preferable where image durability is less critical and where the application does not require specialty-labeling materials such as plastics or metal foils.

The Company's plastic card printers incorporate thermal dye sublimation for color printing on polyvinyl chloride and polyester cards. This capability has given rise to an industry focused on the on-site creation of full color, photographic quality plastic cards. These cards can typically be created in less than 30 seconds for under one dollar. Traditional photographic processes are both more expensive and time consuming. The Company believes that personalized card applications such as driver's licenses, loyalty cards, school and work identification cards, security access cards and financial transaction cards are well suited to this technology. Bar codes, smart chip and magnetic stripe encoding can be used to record such personal data as health records, financial transactions, security access codes and vital statistics.

Zebra's printing systems incorporate Company-designed computer hardware, electrical mechanisms and software, which operate the printing functions of the system and communicate with the host computer. Zebra's bar code label printers operate using Zebra Programming Language (ZPL(TM)), Zebra Programming Language II (ZPL II(TM)), Eltron Programming Language (EPL(TM)) or Comtec Printer Control Language (CPCL), each of which is a proprietary printer driver language. These languages are compatible with virtually all computer operating systems, including UNIX, MS/DOS and Windows.

The Company guarantees backward compatibility in ZPL and ZPL II to allow users to replace older Zebra printers with newer equipment without costly reprogramming of label design programs. This compatibility also allows users to operate multiple Zebra printers in different applications using standardized programs and to integrate these printers into a local area network. Management believes that ZPL and ZPL II give the Company a competitive advantage by ensuring compatibility across a broad range of the Company's present and future printer products and by facilitating system upgrades and customer loyalty to Zebra products. Some independent software vendors have written label preparation programs with ZPL and ZPL II drivers specifically for Zebra printers. ZPL and ZPL II label format programs can be run on a personal computer with ordinary word processing programs, making ZPL and ZPL II particularly adaptable to PC-based systems.

Users of Zebra's instant-issuance plastic card printers typically operate these printers with software programs designed and sold by independent vendors.

SALES AND MARKETING
SALES. The Company sells its products in the United States and internationally through distributors, value-added resellers (VARs), original equipment manufacturers (OEMs), international customers and directly to a small number of designated key accounts. Distributors and VARs purchase, warehouse and sell a variety of automatic identification components from different manufacturers and customize systems for end-user applications using their systems integration expertise. Because these sales channels provide specific software, configuration, installation, integration and support services required by end users within various market segments, these relationships allow the Company to reach end users throughout the world in a wide variety of industries.

The Company classifies select direct VARs as Zebra Solutions Partners who are given the opportunity to earn certifications that demonstrate their loyalty to Zebra in specific areas, such as desktop/tabletop printers, mobile printers, supplies and service. The Company also sells through distributors that in turn sell to smaller VARs who may be a part of the Zebra Solutions Associate program in which they can demonstrate their loyalty to Zebra by earning certifications in supplies and service. Both categories of VARs, as well as OEMs and systems integrators, provide customers with a variety of automatic identification components including scanners, accessories, applications software and systems integration expertise, and, in the case of some OEMs, then resell the products under their own brands as part of their own product offering. The Company believes that the breadth of this indirect channel network, both in terms of variety and geographic scope, is a material competitive advantage.

In some instances, the Company may designate a customer as a key account when purchases of Company products reach specified levels. Zebra sales personnel, either alone or together with the Company's distribution partners, manage these key accounts to ensure their complete needs are met, including consistent support for projects and applications.

Sales to international customers comprised 37.4% of net sales in 2000, 40.0% of net sales in 1999 and 39.9% of net sales in 1998. The Company's products are distributed in more than 90 countries throughout the world. Management believes that international sales have the long-term potential to grow faster than domestic sales because of the lower penetration of bar-code systems outside the United States. As a result, the Company has invested resources to support its international growth and currently operates facilities and sales offices in the United Kingdom, France, Germany, Japan, Hong Kong, Singapore, Italy, Denmark, South Korea, Spain, Dubai, Australia and South Africa.

MARKETING. The Company's marketing operations include product management, marketing communications, technical services, training, market research and market development functions. The product management group initiates the development of new products and product enhancements and manages product introductions and positioning. The product management group also focuses on strategic planning and market definition and analyzes the Company's competitive strengths and weaknesses.

The marketing communications group operates as an internal advertising and public relations resource. This group, working with advertising agencies and contractors, creates advertisements, and brochures, manages trade show exhibits, maintains the Company's Web sites and places articles highlighting applications of Zebra products in trade and industry publications.

The Company's market research group is a strategic planning, research-oriented group that focuses on market definition and analysis of the Company's relative competitive strengths and weaknesses. This group identifies and analyzes market opportunities for current, planned and potential products and gathers and analyzes competitive and market information.

The market development group is responsible for the development of new market opportunities and relationships with key customers, vendors and government regulatory and industry standards committees. This group also prepares speeches, application training programs and seminars, which are presented around the world to industry and customer groups.

CUSTOMERS
As of December 31, 2000, the Company estimates that it had approximately 2,000,000 bar code label and plastic card printers installed in more than 90 countries.

No customer accounted for more than 10% of the Company's total net sales in either 2000 or 1999. United Parcel Service represented 10.3% of the Company's net sales in 1998.

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

RESEARCH AND DEVELOPMENT
The Company had research and development expenditures of $26,746,000, $22,007,000, and $21,428,000 for 2000, 1999, and 1998, respectively. These expenditures amounted to 5.6%, 5.5%, and 6.3% of net sales for the corresponding periods. The Company devotes significant resources to develop new bar-code printing solutions for its target markets, as well as to ensure that the Company's products maintain high levels of reliability and efficient manufacturing.

At December 31, 2000, the Company had 142 full-time employees in new product design, engineering and development. Zebra engineers design all firmware, hardware, software, mechanisms, mechanical parts and enclosures used in its printers and other products.

COMPETITION
Many companies are engaged in the design, manufacture and marketing of automatic identification data collection equipment and plastic card printers. The Company considers its direct competition to be producers of on-demand thermal transfer and direct thermal label printing systems and supplies. To a lesser extent, the Company also competes with companies engaged in the design, manufacture and marketing of standard computer and label printers which use alternative printing technologies, particularly for low-cost label printers. For card printers, the Company considers its direct competition to be the producers of thermal plastic card printing systems and supplies designed for on-demand printing.

Management believes that the ability to compete effectively in the thermal transfer and direct thermal market depends on a number of factors. These factors include the reliability, quality and reputation of the manufacturer and its products; hardware innovations and specifications; breadth of product offerings; information systems connectivity; price; level of technical support; supplies and applications support offered by the manufacturer; available distribution channels; and financial resources to support new product design and innovation. The Company believes that it presently competes favorably with respect to these factors.

No single competitor competes across the entire breadth of the Company's product line. The Company, however, faces, significant competition in each of its product segments. For low-cost desktop label printer products, the Company's principal competitors are Cognitive Solutions, a subsidiary of Axiohm Transaction Solutions, Inc.; Tokyo Electric Company (TEC); Taiwan Semiconductor; Microcom; and Datamax Corporation. In the mid-range printer market, the Company's principal competitors are Datamax; UBI and Intermec Corporations, subsidiaries of Unova, Inc.; Monarch Marking Systems, a subsidiary of Paxar, Inc.; Sato; and TEC. Principal competition in the high end of the market derives from Sato, TEC, Printronix, Inc., and Intermec. For print engines, the Company's principal competitor is Sato. For portable printers, the Company's principal competitors are Monarch Marking Systems and O'Neil Product Development, Inc.

The Company's principal competitors in the plastic card market include Datacard, Inc., and Fargo Electronics, Inc.

ALTERNATIVE TECHNOLOGIES
The Company believes that direct thermal and thermal transfer printing will be the technology of choice in Zebra's target markets for the foreseeable future. Among the many advantages of direct thermal and thermal transfer printing is the ability to print high-resolution, durable images on a wide variety of label materials at a relatively low cost and at very high speeds, compared with alternative printing technologies. The Company continually assesses competitive and complementary methods of bar code printing and automatic identification. These technologies include ink jet, laser, impact dot matrix, laser etching and radio-frequency identification (RFID). Currently, the Company believes that direct thermal and thermal transfer print technology provide the best low-cost, high quality printing solution for its target markets.

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

INTELLECTUAL PROPERTY RIGHTS
Zebra relies on a combination of trade secrets, patents, employee and third party nondisclosure agreements, copyright laws and contractual rights to establish and protect its proprietary rights in its products. The Company holds and actively protects a number of trademarks, which are registered domestically and internationally. The Company holds 58 patents and has 39 patents pending pertaining to its products.

Despite the Company's efforts to protect its intellectual property rights, it may be possible for unauthorized third parties to copy portions of the Company's products or to reverse engineer or otherwise obtain and use some technology and information that the Company regards as proprietary. Moreover, the laws of some countries do not afford the same protection to the Company's proprietary rights as do United States laws. There can be no assurance that legal protections relied upon by the Company to protect its proprietary position will be adequate. The Company does not believe that the legal protections afforded to its intellectual property rights are fundamental to its success.

Other trademarks mentioned in this report are the property of their respective holders and include IBM, which is a registered trademark of International Business Machines Corporation; UNIX, which is a registered trademark of UNIX Systems Laboratories, Inc.; MS/DOS and Windows, which are registered trademarks of Microsoft Corporation; and Jet Form Central, which is a registered trademark of Jet Form Corporation.

EMPLOYEES
As of March 1, 2001, the Company employed approximately 2,000 persons. None of these employees is a member of a union. The Company considers its relationship with its employees to be excellent.

ITEM 2.  PROPERTIES

The Company's corporate headquarters are located in Vernon Hills, Illinois, a northern suburb of Chicago. The Company conducts its operations from a custom-designed facility at this location, which provides approximately 225,000 square feet of space. Approximately 109,000 square feet have been allocated to office and laboratory functions and 116,000 square feet to manufacturing and warehousing. This facility was constructed in 1989 and expanded in 1993, 1995, 1996 and 1999. It is owned and leased to the Company, under a lease terminating on June 30, 2014, by Unique Building Corporation, a corporation owned in part by Edward Kaplan and Gerhard Cless, both executive officers and directors of the Company.

The Company's major facilities as of December 31, 2000, are listed below:


                                                            Square Footage
                                         ------------------------------------------------------
                                          Manufacturing,
                                           Production &       Administrative,
Location                                    Warehousing      Research & Sales         Total     Lease Expires
--------                                 ----------------    ----------------        -------    -------------
Vernon Hills, Illinois, USA                  116,149              108,696            224,845    June 2014
Camarillo, California, USA                    73,652               68,425            142,077    Owned
Warwick, Rhode Island, USA                    62,923               35,804             98,727    April 2003
Greenville, Wisconsin, USA                    27,000                3,000             30,000    March 2007
High Wycombe, UK                                  --               20,800             20,800    October 2003
Preston, UK                                   28,100                8,600             36,700    Owned
Varades, France                                7,183                4,761             11,944    December 2006


The Company also has facilities totaling an aggregate of 15,033 square feet, all of which are dedicated to administrative, research and sales functions, in the following locations: Miami, Florida; Minneapolis, Minnesota; Scottsdale, Arizona; Wokingham, United Kingdom; Boulogne Billancourt, France; Obertshausen, Germany; Bologna, Italy; Ballerup, Denmark; Cape Town, South Africa; Singapore; Yokohama, Japan; Seoul, South Korea; and Hong Kong.

During 1999, the Company consolidated some United Kingdom facilities by moving distribution from the Company's Wokingham and High Wycombe facilities to the Preston location, and transferring Wokingham associates to the renovated High Wycombe location. The vacant Wokingham facility totals 27,000 square feet and has a lease that expires in October 2003. The Company currently sub-leases this property.

In connection with the Comtec acquisition in April 2000, the Company leased 98,727 square feet of manufacturing, warehousing, and office space at the facility in Warwick, Rhode Island. During 2000, some members of the Petteruti family, who are employees of the Company, owned this facility. In January 2001, the Petteruti family sold the Warwick facility to a non-affiliated third party, which continues to lease it to the Company under a lease expiring in April 2003.

ITEM 3.       LEGAL PROCEEDINGS
The Company is involved in various lawsuits, which are incidental to the ordinary conduct of its business. The Company does not believe that any such matters will have a material adverse effect on the Company's business, financial condition or results of operations.


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.

PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
              MATTERS

STOCK INFORMATION: PRICE RANGE AND COMMON STOCK
The Company's Class A Common Stock is traded on the Nasdaq Stock Market under the symbol ZBRA. The following table shows the high and low trade prices for each quarter in 2000 and 1999, as reported by the Nasdaq Stock Market. No market exists for the Company's Class B Common Stock. The shares of Class B Common Stock are convertible on a one-for-one basis into shares of Class A Common Stock at the option of the holder.


2000                  High         Low        1999                 HIGH           LOW
---------------------------------------------------------------------------------------
First Quarter         $70.88      $39.81    First Quarter         $37.00         $22.88
Second Quarter         58.06       42.13    Second Quarter         38.50          23.50
Third Quarter          54.75       41.88    Third Quarter          50.38          37.00
Fourth Quarter         50.50       37.13    Fourth Quarter         64.50          44.19

SOURCE: THE NASDAQ STOCK MARKET

At March 12, 2001, the last reported price for the Class A Common Stock was $41.188 per share, and there were 483 registered shareholders of record for the Company's Class A Common Stock and 26 registered shareholders of record for the Company's Class B Common Stock.

DIVIDEND POLICY
Since the Company's initial public offering in 1991, the Company has not declared any cash dividends or distributions on its capital stock. The Company intends to retain its earnings to finance future growth and therefore does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.       SELECTED CONSOLIDATED FINANCIAL DATA

                    CONSOLIDATED STATEMENTS OF EARNINGS DATA
                    (In thousands, except per share amounts)


Year Ended December 31,                        2000            1999             1998            1997             1996
                                           ----------      ----------       ----------      ----------       ----------
Net sales                                  $  481,569      $  402,213(5)    $ 339,678(5)    $ 300,071(5)      $ 255,012(5)
Cost of sales                                 249,141         198,942(5)      183,639(5)      153,205(5)        137,754(5)
                                           ----------      ----------       ----------      -----------       -----------
Gross profit                                  232,428         203,271         156,039         146,866           117,258
Total operating expenses                      123,758(1)       99,487(2)       94,174(2)       72,446            62,880(4)
                                           ----------      ----------       ----------      -----------       -----------
Operating income                              108,670(1)      103,784(2)       61,865(2)       74,420            54,378(4)
Income from continuing operations
   before income taxes                        111,911(1)      108,800(2)       65,021(2)       85,225(3)         60,703(4)
Income from continuing operations              71,622(1)       69,632(2)       40,069(2)       54,447(3)         37,952(4)

Earnings per share from continuing
operations
   Basic                                   $     2.33(1)   $     2.23(2)    $    1.30(2)   $     1.76(3)     $   1.24(4)
   Diluted                                 $     2.30(1)   $     2.21(2)    $    1.29(2)   $     1.74(3)     $   1.21(4)

Weighted average shares outstanding
   Basic                                       30,790          31,175          30,919          30,897          30,696
   Diluted                                     31,155          31,521          31,176          31,380          31,269


                       CONSOLIDATED BALANCE SHEET DATA
                               (In thousands)

December 31,                                  2000            1999             1998            1997             1996
                                           ----------      ----------       ----------      ----------       ----------
Cash and cash equivalents and
   investments and marketable
   securities                              $   156,714     $   235,568      $   162,668     $   139,320      $   103,777
Working capital                                256,799         302,804          229,688         209,862          164,678
Total assets                                   418,896         394,643          310,002         270,447          218,631
Long-term obligations                              513             664               36             314            3,137
Shareholders' equity                           371,288         349,307          270,884         236,220          184,007

(1) Includes pretax charges for merger costs of $11,066 relating to the acquisition of Comtec Information Systems, Inc., and merger with Eltron International, Inc.
(2) Includes a pretax charge for merger costs of $6,341 in 1999 and $8,080 in 1998 relating to the merger with Eltron International, Inc.
(3) Includes a one-time pretax gain of $5,458 from the sale of Zebra's investment in Norand Corporation common stock.
(4) Reflects a pretax charge for acquired in-process technology of $1,117 relating to the Company's acquisition of Fenestra Computer Services and $2,500 relating to the Company's acquisition of Privilege, S.A.
(5) Reflects the adjustment of net sales and cost of sales for EITF Issue No. 00-10, which requires freight billed to customers to be reported as revenue, not as a reduction of freight costs. This adjustment has no impact on net income.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
On October 28, 1998, the Company merged with Eltron International, Inc. This transaction has been accounted for as a pooling of interests for financial reporting purposes. All financial statements for periods presented prior to the merger have been restated to give effect to the combination.

On April 3, 2000, Zebra acquired all of the outstanding capital stock of Comtec Information Systems, Inc. This acquisition was accounted as a purchase transaction. Accordingly, Zebra's results of operations reflect Comtec's results of operations from the date of acquisition.

During the fourth quarter of 2000, the Company adopted Securities and Exchange Commission Staff Accounting Bulletin No. 101 (SAB 101), REVENUE RECOGNITION IN ACCOUNTING STATEMENTS, and Emerging Issues Task Force Issue No. 00-10 (EITF 00-10). In accordance with EITF 00-10, the Company adjusted sales for all years reported to include freight billed to customers as freight revenue. Previously, these freight billings were classified as a reduction of freight costs in cost of sales. This change in classification has no effect on previously reported net income.

COMPARISON OF YEARS ENDED DECEMBER 31, 2000 AND 1999
Net sales increased 19.7% in 2000 to a record $481,569,000 from $402,213,000 in 1999. A significant portion of this sales growth was due to the addition of sales derived from the Comtec acquisition. Hardware sales increased 17.6% to $377,842,000 from $321,354,000 and represented 78.5% of net sales, compared with 79.9% of net sales for 1999. Sales of supplies increased 16.8% to $80,703,000 from $69,092,000 to represent 16.8% of net sales in 2000 versus 17.2% in 1999. Because of the higher proportion of service revenue in the portable printer business from the Comtec acquisition, service and software revenue advanced 113.7% to $17,251,000 from $8,071,000 and accounted for 3.6% of net sales in 2000 compared with 2.0% for 1999. Freight revenue for 2000 was $5,773,000, up 56.2% from $3,695,000 for 1999, and accounted for 1.2% of net sales in 2000 and 0.9% in 1999.

Geographically, North American sales increased 25.0% to a record $301,580,000 from $241,320,000. The high concentration of Comtec sales in North America contributed to the sales growth in the region. A slowing U.S. economy, however, restricted sales growth of bar code label printers in North America, as companies reduced expenditures on capital and information technology. This slowdown became more pronounced and evident in the second half of 2000, and has continued into 2001. While management believes that the long-term outlook for bar code label printing remains favorable, North American sales growth is expected to be below historical rates in 2001.

International sales for 2000 were $179,989,000, up 11.9% from $160,893,000 and accounted for 37.4% of net sales in 2000, compared with 40.0% in 1999. All international regions experienced sales increases to record levels, with strong sales growth posted in Asia Pacific and Latin America. Management believes that the Asia Pacific and Latin American regions hold significant growth opportunities for the Company, because it believes that barcoding and other auto-id technologies are not as well adopted in international markets as in North America. The strength of the U.S. dollar versus the British pound and the euro impeded sales growth for the Company's European region. Management estimates that the strong U.S. dollar reduced reported sales for 2000 by approximately $5,400,000, compared with exchange rates that prevailed during 1999. It is difficult for management to forecast the direction of foreign exchange movements, and therefore, the potential impact foreign exchange rates will have on future financial results, either positive or negative.

Gross profit increased 14.3% to $232,428,000 for 2000 from $203,271,000 for
1999. Several factors, however, led to a decline in gross profit margin to 48.3% in 2000 from 50.5% in 1999. Notably, faster growth in portable printers, brought about by the Comtec acquisition, and other lower priced printers contributed to an unfavorable product mix, because these products generally carry lower gross margins than other products in the Company's product line. Foreign exchange rates also negatively affected gross margins, as the strength of the U.S. dollar against the British pound and euro lowered reported sales of products to European customers. Unfavorable variances to standard costs related to higher component costs, increased freight charges and higher labor costs also contributed to the lower gross profit margin. Higher production volumes partially offset these negative factors.

Selling and marketing expenses increased 20.8% to $48,306,000 from $39,990,000. As a percentage of net sales, selling and marketing expenses increased slightly to 10.0% from 9.9%. Lower expenses for business development, including trade show expenses, and outside professional services partially offset higher expenses related to increased staffing levels and other internal operations. These higher expenses derived primarily from the addition of sales-related personnel in connection with the Comtec acquisition.

Research and development expenses for 2000 were $26,746,000, or 5.6% of net sales, up 21.5% from the $22,007,000, or 5.5% of net sales, recorded for 1999. Primarily due to the addition of engineering activities related to the Comtec acquisition, the Company incurred increased personnel-related expenses from higher staffing levels, increased use of outside consulting services, and generally higher costs related to a larger research and development program.

General and administrative expenses increased by 8.9% to $33,594,000 from $30,858,000. As a percentage of net sales, general and administrative expenses declined to 7.0% from 7.7%. During 2000, the Company recorded higher personnel-related expenses from higher staffing levels, as well as costs for expanded operations related to the Comtec acquisition. Lower costs for outside services, notably recruiting, partially offset these higher expenses.

Amortization of intangible assets totaled $4,046,000 for 2000, compared with $291,000 for 1999. The increase was due to the amortization of intangible assets related to the Comtec acquisition.

As part of the Comtec acquisition, the Company acquired printer and wireless technology. A portion of the purchase price was attributed to acquired in-process technology, as the development work associated with the projects had not yet reached technological feasibility and was believed to have no alternative future use. The Company assessed the fair value of the acquired in-process technology using an income approach. During the second quarter of 2000, the Company recorded a $5,953,000 charge to write off this acquired in-process technology. There was no such charge in 1999.

The Company incurred merger costs of $5,113,000 in 2000 and $6,341,000 in 1999. These costs related to Eltron and Comtec transactions and could not be determined for at the time of the transactions. These costs consisted principally of expenditures on information technology infrastructure to integrate Eltron operations into the Company's enterprise-wide resource planning
(ERP) system, and on product line rationalization of the Company's expanded portable printer line. In 1999, these costs related to the Eltron merger for consulting fees and personnel-related expenses for relocation, severance and recruitment. The Company substantially completed the integration with Eltron in 2000. Management estimates that merger costs related to the Comtec acquisition will be incurred through the fourth quarter of 2001.

Investment income increased 29.9% to $11,345,000 from $8,732,000. Higher investment returns more than offset lower average invested balances.

Other expense for 2000 totaled $8,104,000, compared with $3,716,000 for 1999. The expense increase was primarily due to losses from foreign currency transactions on the value of euro-denominated cash deposits and receivables from customers and pound sterling-denominated receivables from the Company's U.K. subsidiary. These losses totaled $6,032,000 for 2000, compared with $1,985,000 for 1999. During the second half of 2000, the Company implemented currency hedging strategies to minimize the effects of foreign currency transactions. Higher other expense also resulted from interest expense related to short-term loans related to the Comtec acquisition.

Income before income taxes increased 2.9% to $111,911,000 from $108,800,000. As a percentage of sales, income before income taxes declined to 23.2% from 27.1%. Excluding merger-related charges of $11,066,000 in 2000 and $6,341,000 in 1999, income before income taxes increased 6.8% to $122,977,000, or 25.5% of net sales, from $115,141,000, or 28.6% of net sales, in 1999. The effective income tax rate for the Company was 36.0% in both 2000 and 1999.

Net income for 2000 was $71,622,000, or $2.30 per diluted share, up 2.9% from $69,632,000, or $2.21 per diluted share, for 1999. Excluding the effects of merger expenses, net income for 2000 was $78,704,000, or $2.53 per diluted share, versus $73,691,000, or $2.34 per diluted share, for 1999.

COMPARISON OF YEARS ENDED DECEMBER 31, 1999 AND 1998
Net sales increased 18.4% in 1999 to $402,213,000 from $339,678,000 in 1998.
Unit growth in hardware principally drove sales growth. Product mix changes lowered the average unit price for printers, because volume in lower-priced models increased faster than in higher-priced models. Hardware sales increased 21.0% to 80.6% of net sales, and supplies sales increased 10.9% to 17.3% of net sales. Service and software revenue of $8,071,000 accounted for 2.0% of net sales in 1999, and freight revenue of $3,695,000 represented 0.9% of 1999 sales.

North American sales increased 18.3%, while international sales rose 18.6%. International sales increased to $160,893,000 from $135,681,000 and accounted for 40.0% of net sales in 1999 and 39.9% of net sales in 1998.

Gross profit increased 30.3% to $203,271,000 for 1999 from $156,039,000 for
1998. As a percentage of net sales, gross profit increased to 50.5% from 45.9%. Excluding $3,485,000 in one-time adjustments to cost of goods sold related to the Eltron merger, 1998 gross profit would have been $159,524,000, or 47.0% of net sales. Excluding the effect of merger costs on 1998 gross profit, the increase in gross profit margin was primarily due to better overhead utilization and lower product component costs. Average unit costs deteriorated slightly, primarily because of changes in the mix of products sold toward shipments of relatively larger volumes of lower priced printers.

Selling and marketing expenses increased 11.7% to $39,990,000 from $35,816,000. As a percentage of net sales, selling and marketing expenses decreased to 9.9% from 10.5%. Excluding one-time charges of $242,000 related to the Eltron merger, selling and marketing expenses for 1998 would have been $35,574,000, or 10.5% of net sales. Excluding the effect of merger costs, the higher selling and marketing expenses in 1999 resulted from higher co-op and other business development expenses and higher staffing levels to support the increased levels of business.

Research and development expenses for 1999 increased 2.7% to $22,007,000, or 5.5% of net sales, from $21,428,000, or 6.3% of net sales, for 1998. Research and development expenses for 1998 included $175,000 in one-time charges related to the Eltron merger. Excluding these one-time charges, research and development expenses for 1998 would have been $21,253,000, or 6.3% of net sales. For 1999, lower business development expenses partially offset higher expenses for increased staffing levels and outside professional services.

General and administrative expenses increased by 8.3% to $30,858,000 from $28,505,000. As a percentage of net sales, general and administrative expenses decreased to 7.7% from 8.4%. Excluding $1,178,000 in one-time charges related to the Eltron merger, 1998 general and administrative expenses were $27,327,000, or 8.0% of net sales. For 1999, higher expenses related to increased staffing levels and information technology operations were partially offset by lower expenditures for outside consulting and other professional services.

In 1999, the Company incurred $6,341,000 in costs related to the Eltron merger for consulting fees and personnel-related expenses for relocation, severance and recruitment. For 1998, the Company incurred $8,080,000 in merger-related costs for accounting, legal, investment banking, and consulting fees, as well as provisions for facilities consolidation and severance.

Investment income increased to $8,732,000 from $4,005,000. The increase was principally due to higher invested balances and a more normalized return on the Company's investment portfolio during 1999, compared with the loss resulting from the unusually high volatility in the capital markets during the second half of 1998.

Other expense for 1999 totaled $3,716,000, compared with $849,000 for 1998. The expense increase was principally due to one-time items recorded during the third quarter of 1999, including a settlement for claims prior to any litigation that was unrelated to the Company's operations. Other expense also includes a revaluation of the Company's euro- and deutsche mark-denominated receivables and cash balances as a result of the relative strength of the pound sterling versus both the euro and deutsche mark in the fourth quarter of 1999.

Income before income taxes increased 67.3% to $108,800,000 from $65,021,000. Excluding merger-related charges of $6,341,000 in 1999 and $13,161,000 in 1998, income before income taxes increased 47.3% to $115,141,000 in 1999 from $78,182,000 in 1998.

The effective income tax rate for the Company in 1999 was 36.0%, compared with 38.4% for 1998. The provision for income taxes for 1998 includes the effect of $2,875,000 in merger-related costs, which are not deductible for income tax purposes. Excluding these costs, the Company's effective tax rate for 1998 would have been 36.8%.

Net income for 1999 was $69,632,000, or $2.21 per diluted share. For 1998, net income was $40,069,000, or $1.29 per diluted share. Excluding the effects of merger expenses, net income for 1999 was $73,691,000, or $2.34 per diluted share, up 49.1% from $49,420,000, or $1.59 per diluted share, for 1998.

LIQUIDITY AND CAPITAL RESOURCES
Internally generated funds from operations are the primary source of liquidity for the Company. As of December 31, 2000, the Company had $156,714,000 in cash and marketable securities, compared with $235,568,000 at the end of 1999. Capital expenditures were $8,948,000 in 2000, $11,349,000 in 1999 and $25,615,000 in 1998. Management believes that existing capital resources and funds generated from operations are sufficient to finance anticipated capital requirements.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. It was amended by SFAS No. 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES--DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133 and SFAS No. 138, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES. SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS 133 establishes a comprehensive standard for the recognition and measurement of derivative instruments and hedging activities. This pronouncement will require the Company to recognize derivatives on its balance sheet at fair value. Changes in the fair values of derivatives that qualify as cash flow hedges will be recognized in other comprehensive income until the hedged item is recognized in earnings. The Company expects that this new standard will not have a significant effect on its results of operations.

During the fourth quarter of 2000, the Company adopted Securities and Exchange Commission Staff Accounting Bulletin No. 101 (SAB 101), REVENUE RECOGNITION IN ACCOUNTING STATEMENTS, and EITF 00-10. In accordance with EITF 00-10, the Company restated sales for all years reported to include freight billed to customers as freight revenue. Previously, these freight billings were classified as a reduction of freight costs in cost of sales. This change in classification has no effect on previously reported net income.

SIGNIFICANT CUSTOMERS
For the years ended December 31, 2000 and 1999, no customer accounted for 10.0% or more of net sales. One customer, United Parcel Service, represented 10.3% of net sales in 1998.

SAFE HARBOR
Forward-looking statements contained in this annual report are subject to the safe harbor created by the Private Securities Reform Act of 1995 and are highly dependent upon a variety of important factors which could cause actual results to differ materially from those reflected in such forward looking statements. Specifically, the factors that could affect this outlook include market acceptance of the Company's products, including those mentioned in this annual report, and competitors' product offerings. They also include economic conditions in the United States and other countries, the rate of adoption of bar code labeling systems relative to the current outlook, and the success and speed of the Company's integration with Comtec Information Systems. The Company's ability to control manufacturing and operating costs will affect future profitability. Interest rate and financial market conditions will also have an impact on results, because of the Company's large investment portfolio. Foreign exchange rates will affect financial results, because of the large percentage of the Company's international sales, particularly in Europe. When used in this annual report and documents referenced, the words "anticipate," "believe," "estimate," and "expect" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements.

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

The Company mitigates interest rate risk with an investment policy that requires the use of outside professional investment managers, investment liquidity and broad diversification across investment strategies, and which limits the types of investment assets that may be made. Moreover, the policy requires strict due diligence of each manager both before employment and on an ongoing basis.

FOREIGN EXCHANGE RISK
The Company conducts business in more than 90 countries throughout the world and, therefore, is exposed to risk based on movements in foreign exchange rates. Currency exposures are related to the U.S. dollar/U.K. pound sterling, U.S. dollar/euro and the U.K. pound sterling/euro exchange rates arising from invoicing European customers in pounds sterling and euros from the Company's U.K. office, and to the U.S. dollar/Japanese yen exchange rate arising from purchases of some thermal transfer ribbons denominated in yen. There is no foreign exchange risk associated with the Company's investment portfolio.

The Company manages its foreign exchange exposure through a policy of selective hedging. This policy involves selling forward up to 180 days projected remittances in pounds sterling and euros from the Company's U.K. subsidiary. This policy mitigates, but does not eliminate, the impact of exchange movements on the value of future cash flows. Thus, adverse movements in either the pound, euro or the yen in relation to the dollar can directly impact the Company's financial results. The corporate treasury department executes all foreign exchange contracts only with major financial institutions. Under no circumstances does the Company enter into any type of foreign exchange contract for trading or speculative purposes.

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

The following table sets forth the impact of a 1% movement in interest rates on the value of the Company's investment portfolio as of December 31, 2000. Similarly, the impact of a 1% change in the value of all equity positions held by the Company's investment managers is tabulated. The impact of a 1% movement in the dollar/pound and dollar/euro rates is measured as if the Company did NOT engage in the selective hedging practices described above. It is based on the dollar/euro and dollar/pound exchange rates and euro- and pound-denominated assets and liabilities as of December 31, 2000.

Interest rate sensitive instruments
+1% movement                              ($1,635,000)
-1% movement                               $1,743,000
Foreign exchange
     Dollar/pound                             $48,000
     Dollar/euro                             $185,000
Equity price sensitive instruments                 $0

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

The Company filed no Current Report on Form 8-K during the fourth quarter of 2000.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of March 2001.


                                       ZEBRA TECHNOLOGIES CORPORATION

                                              By:  /s/Edward L. Kaplan
                                                 -----------------------------
                                                   Edward L. Kaplan
                                                    CHAIRMAN AND
                                                 CHIEF EXECUTIVE OFFICER

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Report has been signed below by the following persons in the capacities and on the dates indicated.


SIGNATURE                                      TITLE                                            DATE
---------                                      -----                                            ----
/s/Edward L. Kaplan                            Chief Executive Officer and                      March 15, 2001
-----------------------------                  Chairman of the Board of Directors
    Edward L. Kaplan                           (Principal Executive Officer)


/s/Donald K. Skinner                           Vice Chairman of the Board                       March 15, 2001
-----------------------------                  of Directors
    Donald K. Skinner

/s/Gerhard Cless                               Executive Vice President,                        March 15, 2001
-----------------------------                  Secretary and Director
    Gerhard Cless

/s/Charles R. Whitchurch                       Chief Financial Officer and Treasurer            March 15, 2001
-----------------------------                  (Principal Financial and Accounting
    Charles R. Whitchurch                      Officer)


/s/Christopher G. Knowles                      Director                                         March 15, 2001
-----------------------------
    Christopher G. Knowles

/s/David P. Riley                              Director                                         March 15, 2001
-----------------------------
    David P. Riley

/s/Michael A. Smith                            Director                                         March 15, 2001
-----------------------------
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
10.18 (10)   Employment Agreement between the Registrant, Eltron, and Donald K. Skinner. +
10.19 (11)   Amendment to the lease between the Registrant and Unique Building Corporation for the
             Registrant's facility in Vernon Hills, Illinois, dated as of July 1, 1999.
10.20        Lease between the Registrant and CRE Corporation for the Registrant's facility in Warwick,
             Rhode Island, dated as of June 30, 2000.
21.0         Subsidiaries of the Registrant.
23.1         Consent of KPMG LLP, independent auditors.



(1)        Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Registration
           Statement on Form S-3, File No. 333-33315, and incorporated herein by reference.
(2)        Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Registration
           Statement on Form S-1, as amended, File No. 33-41576, and incorporated herein by reference.
(3)        Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Registration
           Statement on Form S-8, as amended, File No. 33-44706, and incorporated herein by reference.
(4)        Previously filed with the Securities and Exchange Commission as an
           Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, and incorporated herein by reference.
(5)        Previously filed with the Securities and Exchange Commission as an
           Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, and incorporated herein by reference.
(6)        Previously filed with the Securities and Exchange Commission as an
           Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, and incorporated herein by reference.
(7)        Previously filed with the Securities and Exchange Commission as an
           Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, and incorporated herein by reference.
(8)        Previously filed with the Securities and Exchange Commission as an
           Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, and incorporated herein by reference.
(9)        Previously filed with the Securities and Exchange Commission as an
           Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, and incorporated herein by reference.
(10)       Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Registration
           Statement on Form S-4, as amended, File No. 333-60241, and incorporated herein by reference.
(11)       Previously filed with the Securities and Exchange Commission as an
           Exhibit to the Company's Form 10-Q for the quarterly period ended
           April 1, 2000, and incorporated herein by reference.
+          Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual
           Report on Form 10-K.

                 ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES


                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE


                                                                                                                 Page
                                                                                                                 ----
Financial Statements

     Independent Auditors' Report                                                                                 F-2

     Consolidated Balance Sheets as of December 31, 2000 and 1999                                                 F-3

     Consolidated Statements of Earnings for the Years ended December 31, 2000, 1999, and 1998                    F-4

     Consolidated Statements of Comprehensive Income
       for the Years ended December 31, 2000, 1999, and 1998                                                      F-5

     Consolidated Statements of Shareholders' Equity for the Years ended December 31, 2000, 1999, and 1998        F-6

     Consolidated Statements of Cash Flows for the Years ended December 31, 2000, 1999, and 1998                  F-7

     Notes to Consolidated Financial Statements                                                                   F-8

Financial Statement Schedule

     The following financial statement schedule is included herein:

     Schedule II - Valuation and Qualifying Accounts                                                             F-20

ALL OTHER FINANCIAL STATEMENT SCHEDULES ARE OMITTED BECAUSE THEY ARE NOT APPLICABLE OR THE REQUIRED INFORMATION IS SHOWN IN THE CONSOLIDATED FINANCIAL STATEMENTS OR NOTES THERETO.

                          INDEPENDENT AUDITORS' REPORT




The Board of Directors and Shareholders
Zebra Technologies Corporation:

We have audited the accompanying consolidated balance sheets of Zebra Technologies Corporation and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of earnings, comprehensive income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2000. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule of valuation and qualifying accounts. These consolidated financial statements and the consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the consolidated financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Zebra Technologies Corporation and Subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                   /s/KPMG LLP
Chicago, Illinois
January 31, 2001

                         ZEBRA TECHNOLOGIES CORPORATION

                           CONSOLIDATED BALANCE SHEETS
             (Amounts in thousands, except share and per share data)


                                                                                      DECEMBER 31,    DECEMBER 31,
                                                                                          2000            1999
                                                                                     ---------------  --------------
                                           ASSETS
         Current assets:
              Cash and cash equivalents                                                $   24,815       $   38,501
              Investments and marketable securities                                       131,899          197,067
              Accounts receivable, net of allowance of $1,420 in 2000 and $1,850 in
              1999                                                                         83,941           62,870
              Inventories                                                                  56,852           42,379
              Deferred income taxes                                                         4,601            3,467
              Prepaid expenses                                                              1,578            1,614
                                                                                     ---------------  --------------
                  Total current assets                                                    303,686          345,898
                                                                                     ---------------  --------------

         Property and equipment at cost, less
              accumulated depreciation and amortization                                    41,587           41,686
         Deferred income taxes                                                              3,469                -
         Excess of cost over fair value of net assets acquired                             34,529              189
         Other intangibles                                                                 29,281                -
         Other assets                                                                       6,344            6,870
                                                                                     ---------------  --------------
                           TOTAL ASSETS                                                $  418,896       $  394,643
                                                                                     ===============  ==============

                            LIABILITIES AND SHAREHOLDERS' EQUITY

         Current liabilities:
              Accounts payable                                                         $   23,838       $   23,798
              Accrued liabilities                                                          11,910           11,295
              Short-term note payable                                                         149              196
              Current portion of obligation under capital lease with related party             77              264
              Income taxes payable                                                         10,913            7,541
                                                                                     ---------------  --------------
                  Total current liabilities                                                46,887           43,094
                                                                                     ---------------  --------------

         Obligation under capital lease with related party, less current portion              513              571
         Long-term liability                                                                    -               93
         Deferred income taxes                                                                  -            1,473
         Other                                                                                208              105
                                                                                     ---------------  --------------
                           TOTAL LIABILITIES                                               47,608           45,336
                                                                                     ---------------  --------------

         Shareholders' equity:
         Preferred stock, $.01 par value; 10,000,000 shares authorized, none
         outstanding                                                                            -                -
         Class A Common Stock, $.01 par value; 50,000,000 shares authorized,
             25,610,515 and 24,877,501 shares issued; 24,551,762 and 24,877,501 shares outstanding
             in 2000 and 1999, respectively                                                   256              249
         Class B Common Stock, $.01 par value; 28,358,189 shares
             authorized, 5,936,001 and 6,540,188 shares issued
             and outstanding in 2000 and 1999, respectively                                    59               65
         Additional paid-in capital                                                        63,491           60,072
         Treasury stock (1,058,753 shares)                                                (50,128)               -
         Retained earnings                                                                361,026          289,404
         Accumulated other comprehensive income                                            (3,416)            (483)
                                                                                     ---------------  --------------
                           TOTAL SHAREHOLDERS' EQUITY                                     371,288          349,307
                                                                                     ---------------  --------------
                           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $  418,896       $  394,643
                                                                                     ===============  ==============

See accompanying notes to consolidated financial statements.

                         ZEBRA TECHNOLOGIES CORPORATION

                       CONSOLIDATED STATEMENTS OF EARNINGS
                    (Amounts in thousands, except per share data)


                                                                              YEAR ENDED DECEMBER 31,
                                                                    --------------------------------------------
                                                                         2000           1999          1998
                                                                    --------------- ------------- --------------
      Net sales                                                      $   481,569     $   402,213   $   339,678
      Cost of sales                                                      249,141         198,942       183,639
                                                                    --------------- ------------- --------------
      Gross profit                                                       232,428         203,271       156,039
      Operating expenses:
         Selling and marketing                                            48,306          39,990        35,816
         Research and development                                         26,746          22,007        21,428
         General and administrative                                       33,594          30,858        28,505
         Amortization of intangible assets                                 4,046             291           345
         Acquired in-process technology                                    5,953               -             -
         Merger costs                                                      5,113           6,341         8,080
                                                                    --------------- ------------- --------------
      Total operating expenses                                           123,758          99,487        94,174
                                                                    --------------- ------------- --------------
      Operating income                                                   108,670         103,784        61,865
                                                                    --------------- ------------- --------------
      Other income (expense):
         Investment income                                                11,345           8,732         4,005
         Interest expense                                                 (1,120)           (209)         (425)
         Other, net                                                       (6,984)         (3,507)         (424)
                                                                    --------------- ------------- --------------
      Total other income                                                   3,241           5,016         3,156
                                                                    --------------- ------------- --------------
      Income before income taxes                                         111,911         108,800        65,021
      Income taxes                                                        40,289          39,168        24,952
                                                                    --------------- ------------- --------------
      Net income                                                     $    71,622     $    69,632   $    40,069
                                                                    =============== ============= ==============
      Basic earnings per share                                       $      2.33     $      2.23   $      1.30
      Diluted earnings per share                                     $      2.30     $      2.21   $      1.29
      Basic weighted average shares outstanding                           30,790          31,175        30,919
      Diluted weighted average and equivalent shares outstanding          31,155          31,521        31,176


See accompanying notes to consolidated financial statements.

                         ZEBRA TECHNOLOGIES CORPORATION

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (Amounts in thousands)


                                                                              YEAR ENDED DECEMBER 31,
                                                                   ----------------------------------------------
                                                                       2000            1999             1998
                                                                   -------------   -------------    -------------
Net income                                                           $ 71,622         $ 69,632         $ 40,069

Other comprehensive income (loss):
     Foreign currency translation adjustment                           (1,508)          (1,432)             659
     Unrealized losses on investments: Net change in unrealized holding loss for the period, net of income tax benefit
         of $801 for 2000                                              (1,425)               -                -
                                                                  -------------    -------------    -------------
Comprehensive income                                                 $ 68,689         $ 68,200         $ 40,728
                                                                  =============    =============    =============

See accompanying notes to consolidated financial statements.

                         ZEBRA TECHNOLOGIES CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (Dollars in thousands)


                                                                                                    ACCUMULATED OTHER
                                                                                                   COMPREHENSIVE INCOME
                                                                                                 -------------------------
                                                                                                UNREALIZED
                                                                                                 HOLDING
                                   CLASS A    CLASS B    ADDITIONAL                               LOSS      CUMULATIVE
                                   COMMON     COMMON       PAID-IN     RETAINED     TREASURY       ON       TRANSLATION
                                    STOCK      STOCK       CAPITAL     EARNINGS      STOCK     INVESTMENT   ADJUSTMENT      TOTAL
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997           194        115       55,918      179,703           --          --          290      236,220
-----------------------------------------------------------------------------------------------------------------------------------
Issuance of 55,578 shares of
Class A Common Stock                     1         --          946           --           --          --           --          947
Issuance of 229,290 shares of
   Class B Common Stock                 --          3          566           --           --          --           --          569
Conversion of 3,187,641 shares
   of Class B Common Stock to
   3,187,641 shares of Class A
   Common Stock                         32        (32)          --           --           --          --           --           --
Elimination of intercorporate
   investments in Eltron                (4)        --       (8,088)          --           --          --           --       (8,092)
Tax benefit resulting from
   exercise of options                  --         --          512           --           --          --           --          512
Net income                              --         --           --       40,069           --          --           --       40,069
Foreign currency translation
   adjustment                           --         --           --           --           --          --          659          659
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998           223         86       49,854      219,772           --          --          949      270,884
-----------------------------------------------------------------------------------------------------------------------------------
Issuance of 474,676 shares of
   Class A Common Stock                  5         --        9,828           --           --          --           --        9,833
Conversion of 2,079,731 shares
   of Class B Common Stock to
   2,079,731 shares of Class A
   Common Stock                         21        (21)          --           --           --          --           --           --
Tax benefit resulting from
   exercise of options                  --         --          390           --           --          --           --          390
Net income                              --         --           --       69,632           --          --           --       69,632
Foreign currency translation
   adjustment                           --         --           --           --           --          --       (1,432)      (1,432)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999           249         65       60,072      289,404           --          --         (483)     349,307
-----------------------------------------------------------------------------------------------------------------------------------
Issuance of 128,827 shares of
   Class A Common Stock                  1         --        3,227           --           --          --           --        3,228
Conversion of 604,187 shares
   of Class B Common Stock to
   604,187 shares of Class A
   Common Stock                          6         (6)          --           --           --          --           --           --
Repurchase of 1,170,500 shares
   of Class A Common Stock              --         --           --           --      (55,505)         --           --      (55,505)
Reissuance of 111,747 treasury
   shares                               --         --       (1,952)          --        5,377          --           --        3,425
Tax benefit resulting from
   exercise of options                  --         --        1,505           --           --          --           --        1,505
Gains on put options                    --         --          639           --           --          --           --          639
Net income                              --         --           --       71,622           --          --           --       71,622
Unrealized holding loss on
   investments (net of income
   taxes)                               --         --           --           --           --      (1,425)          --       (1,425)
Foreign currency translation
   adjustment                           --         --           --           --           --          --       (1,508)      (1,508)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000          $256        $59      $63,491     $361,026     $(50,128)    $(1,425)     $(1,991)    $371,288
-----------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                         ZEBRA TECHNOLOGIES CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)


                                                                                   YEAR ENDED DECEMBER 31,
                                                                      --------------------------------------------------
                                                                           2000             1999              1998
                                                                      ---------------  ----------------  ----------------
Cash flows from operating activities:
     Net income                                                          $  71,622        $  69,632         $  40,069
     Adjustments to reconcile net income to net cash
        provided by operating activities:
         Depreciation and amortization                                      14,383            9,900            10,248
         Tax benefit from exercise of options                                1,505              390               512
         Acquired in-process technology                                      5,953                -                 -
         Depreciation (appreciation)
            in market value of investments and marketable securities         2,952             (936)            1,085
         Deferred income taxes                                              (6,076)           1,211             1,995
         Changes in assets and liabilities, net of businesses
         acquired:
              Accounts receivable, net                                      (7,106)          (5,216)           (6,046)
              Inventories                                                   (7,179)          (2,695)            4,176
              Other assets                                                     883           (2,931)             (294)
              Accounts payable                                              (6,064)           3,233             3,496
              Accrued liabilities                                             (810)            (203)              744
              Income taxes payable                                           3,372            3,055              (205)
              Other operating activities                                      (305)            (286)              430
              Investments and marketable securities                         60,791          (51,800)          (23,967)
                                                                      ---------------  ----------------  ----------------
                  Net cash provided by operating activities                133,921           23,354            32,243
                                                                      ---------------  ----------------  ----------------

Cash flows from investing activities:
     Purchases of property and equipment                                    (8,948)         (11,349)          (25,615)
     Acquisition of Comtec Information Systems, net of cash acquired       (88,476)               -                 -
     Sales of investments and marketable securities                              -            6,946                 -
                                                                      ---------------  ----------------  ----------------
                  Net cash used in investing activities                    (97,424)          (4,403)          (25,615)
                                                                      ---------------  ----------------  ----------------

Cash flows from financing activities:
     Purchase of treasury stock                                            (55,505)               -                 -
     Reissuance of treasury stock                                            3,425                -                 -
     Proceeds from exercise of stock options                                 3,228            9,833             1,516
     Proceeds from put options                                                 639                -                 -
     Common stock retired in Eltron merger                                       -                -            (8,092)
     Issuance (repayment) of notes payable                                    (140)              70              (180)
     Payments for obligation under capital lease                              (322)            (312)              (65)
                                                                      ---------------  ----------------  ----------------
        Net cash provided by (used in) financing activities                (48,675)           9,591            (6,821)
                                                                      ---------------  ----------------  ----------------
Effect of exchange rate changes on cash                                     (1,508)          (1,432)              659
                                                                      ---------------  ----------------  ----------------
Net increase (decrease) in cash and cash equivalents                       (13,686)          27,110               466
Cash and cash equivalents at beginning of year                              38,501           11,391            10,925
                                                                      ---------------  ----------------  ----------------
Cash and cash equivalents at end of year                                 $  24,815        $  38,501         $  11,391
                                                                      ===============  ================  ================
Supplemental disclosures of cash flow information:
 Interest paid                                                           $   1,120        $     209         $     425
 Income taxes paid                                                          44,736           36,010            22,624

Supplemental disclosures of noncash transactions:
     Equipment under capital lease obligation                                    -            1,096                 -


See accompanying notes to consolidated financial statements.

                         ZEBRA TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 DESCRIPTION OF BUSINESS
Zebra Technologies Corporation and its wholly-owned subsidiaries (the Company) design, manufacture, sell and support a broad line of bar code label and plastic card printers, self-adhesive labeling materials, plastic card supplies, thermal transfer ribbons and bar code label design software. These products are used principally in automatic identification (auto ID), data collection and personal identification applications and are distributed world-wide through a multi-channel network of resellers, distributors and end users representing a wide cross section of industrial, service and government organizations.

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
PRINCIPLES OF CONSOLIDATION. The accompanying financial statements have been prepared on a consolidated basis to include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts, transactions, and unrealized profit have been eliminated in consolidation.

CASH EQUIVALENTS. Cash equivalents consist primarily of short-term treasury securities. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents.

INVESTMENTS AND MARKETABLE SECURITIES. Investments and marketable securities at December 31, 2000 consisted of U.S. government securities, state and municipal bonds, partnership interests and equity securities, which are held indirectly in diversified funds actively managed by investment professionals. The Company classifies its debt and marketable equity securities in one of three categories: trading, available-for-sale or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities that the Company has the ability and intent to hold until maturity. All securities not included in trading or held-to-maturity are classified as available-for-sale.

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

INTANGIBLE ASSETS. Excess cost over fair value of net assets acquired represents the unamortized excess of the cost of acquiring a business over the fair values of the net assets received at the date of acquisition. It is being amortized on a straight-line basis over 20 years and is stated net of accumulated amortization of $2,870,000 and $1,355,000 at December 31, 2000 and 1999,
respectively.

Other intangible assets consist primarily of customer lists, assembled workforce and current technology. These assets are recorded at cost and amortized on a straight-line basis over periods up to 15 years. Accumulated amortization for these other intangible assets was $2,505,000 at December 31, 2000.

REVENUE RECOGNITION. Revenue is recognized at the time of shipping, and includes freight billed to customers.

RESEARCH AND DEVELOPMENT COSTS. Research and development costs are expensed as incurred.

ADVERTISING. Advertising costs are expensed as incurred. Advertising expenses for the years ended December 31, 2000, 1999 and 1998 totaled $4,637,000, $4,700,000 and $3,931,000, respectively.

WARRANTY. The Company provides warranty coverage of up to one year on printers against defects in material and workmanship. A provision for warranty expense is recorded at the time of shipment. To date, the Company has not experienced any significant warranty claims.

FINANCIAL INSTRUMENTS. The reported amounts of the Company's financial instruments, which include investments and marketable securities, trade accounts receivable, accounts payable, accrued liabilities, income taxes payable and short-term notes payable, approximate their fair values because of the contractual maturities and short-term nature of these instruments.

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

RECLASSIFICATIONS. Certain amounts in the prior years' financial statements have been reclassified to conform to the current year's presentation. In accordance with EITF 00-10, the Company adjusted sales for all years reported to include freight billed to customers as freight revenue. Previously, these freight billings were being classified as a reduction of freight costs in cost of sales. This change in classification has no effect on previously reported net income.

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

NEW ACCOUNTING PRONOUNCEMENT. In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133 ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, as amended by SFAS No. 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES--DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133 and SFAS No. 138, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES. The new statement requires companies to report among other things, the fair market value of derivatives on the balance sheet and record in income or other comprehensive income, as appropriate, any changes in the fair value of the derivative. SFAS No.133 will become effective with respect to the Company on January 1, 2001. The adoption of the new Statement will not have a material effect on the Company's financial position, results of operations, or cash flows.

IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF. The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. The statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

NOTE 3 BUSINESS COMBINATIONS
COMTEC INFORMATION SYSTEMS, INC. On April 3, 2000, the Company acquired Comtec Information Systems, Inc. (Comtec), by acquiring all of the outstanding capital stock of Comtec for approximately $88,476,000 in cash. Located in Warwick, Rhode Island, Comtec had been a privately held company. Comtec designs, manufactures and supports mobile printing systems. The acquisition was accounted for under the purchase method. Accordingly, the purchase price has been allocated to identifiable tangible assets and intangible assets acquired and liabilities assumed based on their estimated fair values. Estimated amounts allocated to acquired in-process technology were expensed at the time of the acquisition. The excess of cost over net assets acquired is amortized on a straight-line basis over the expected period to be benefited of 20 years. Other intangible assets are amortized on a straight-line basis over periods up to 15 years. The consolidated statements of operation reflect the results of operations of Comtec since the effective date of the acquisition.

The following summary presents information concerning the purchase price allocation for the Comtec acquisition:


                                                                Amount
                                                            (in thousands)
Net tangible assets                                          $    15,235
Acquired in-process technology                                     5,953
Intangible assets                                                 31,786
Excess of cost over fair value of net assets acquired             35,502
                                                            ----------------
Purchase price                                               $    88,476
                                                            ================

The following unaudited pro forma information (in thousands, except per-share amounts) presents the combined results of operations of the Company and Comtec as if the acquisition occurred as of the beginning of 2000 and 1999. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and Comtec constituted a single entity during such periods.


                                            Years Ended December 31,
                                        ----------------------------------
                                             2000              1999
                                        ---------------- -----------------
Net sales                                  $504,107         $459,869
Net income                                   74,360           69,996
Basic earnings per share                       2.42             2.25
Diluted earnings per share                     2.39             2.22

ELTRON. On October 28, 1998, the Company acquired all of the outstanding capital stock of Eltron International, Inc. (Eltron), a manufacturer of bar code label and plastic card printers and related accessories, in exchange for 6,916,951 shares of the Company's Class B Common Stock, which had a market value of approximately $201,000,000 at the time of the acquisition.

The acquisition was accounted for as a pooling of interests and, accordingly, the consolidated financial statements have been restated as if the companies had been combined for all periods presented. Merger costs reported in the consolidated statement of earnings for the years ended December 31, 2000, 1999 and 1998 include investment banking and other professional fees, write-downs of certain assets, employee severance, and other acquisition related charges. As of December 31, 2000 and 1999, accrued liabilities related to these costs included $0 and $115,000, respectively.

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

NOTE 4 EARNINGS PER SHARE
For the years ended December 31, 2000, 1999, and 1998, earnings per share were computed as follows (in thousands, except per-share amounts):


                                                          2000           1999          1998
                                                       -----------------------------------------
BASIC EARNINGS PER SHARE:
Net income                                               $71,622       $69,632        $40,069
Weighted average common shares outstanding                30,790        31,175         30,919
     Per share amount                                      $2.33         $2.23          $1.30

DILUTED EARNINGS PER SHARE:
Net income                                               $71,622       $69,632        $40,069
Weighted average common shares outstanding                30,790        31,175         30,919
Add: Effect of dilutive securities - stock options           365           346            257
                                                       -----------------------------------------
Diluted weighted average and
   equivalent shares outstanding                          31,155        31,521         31,176
     Per share amount                                      $2.30         $2.21          $1.29

The potentially dilutive securities, which were excluded from the earnings per share calculation, consisted of stock options for which the exercise price was greater than the average market price of the Class A Common Stock. The shares amounted to 267,500, 21,500, and 227,250 for the year ended December 31, 2000, 1999, and 1998, respectively.

NOTE 5 INVESTMENTS AND MARKETABLE SECURITIES
The amortized cost, gross unrealized holding gains, gross unrealized holding losses and aggregate fair value of investment securities at December 31, 2000, were as follows (in thousands):


                                                                               Gross            Gross
                                                           Amortized        Unrealized        Unrealized
                                                              Cost         Holding Gains    Holding Losses     Fair Value
                                                        ----------------------------------------------------------------------
Available for sale (included in other assets):
         Equity securities                                        4,596               --            (2,226)           2,370
Trading securities:
         U.S. government and agency securities                   11,525              110               (61)          11,574
         State and municipal bonds                              104,699              326              (816)         104,209
         Corporate bonds                                          5,054               35                --            5,089
         Partnership interests                                    8,614            2,413                --           11,027
                                                        ----------------------------------------------------------------------
                                                                129,892            2,884              (877)         131,899
                                                        ----------------------------------------------------------------------
                                                           $    134,488     $      2,884      $     (3,103)    $    134,269
                                                        ======================================================================

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and aggregate fair value of investment securities at December 31, 1999, were as follows (in thousands):


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
                                                        ======================================================================

The contractual maturities of debt securities at December 31, 2000, were as follows (in thousands):


                                                           Fair Value
                                                        -----------------
 Due within one year                                      $      53,647
 Due after one year through five years                           40,412
 Due after five years                                            26,813
                                                        -----------------
                                                          $     120,872
                                                        =================

Using the specific identification method, the proceeds and realized gains on the sales of available-for-sale securities were as follows (in thousands):


                                                                           2000           1999          1998
                                                                       -------------------------------------------
Proceeds                                                                        --        $6,947             --
Realized gains                                                                  --            19             --

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

Interest expense and lease payments related to the leases were included in the consolidated financial statements as follows (in thousands):

                                                              Unique           Interest
                                                             Operating        Expense on
                                                          Lease Payments    Unique Capital
                                                                                Lease
                                                          ---------------- -----------------
2000                                                          $2,085             $0
1999                                                           1,662              1
1998                                                           1,323              4

NOTE 7 INVENTORIES
The components of inventories are as follows (in thousands):


                                                                    December 31,
                                                          ----------------------------------
                                                               2000              1999
                                                          ---------------- -----------------
Raw material                                                  $35,907          $23,098
Work in process                                                   365            3,744
Finished goods                                                 20,580           15,537
                                                          ---------------- -----------------
Total inventories                                             $56,852          $42,379
                                                          ================ =================

NOTE 8 PROPERTY AND EQUIPMENT
Property and equipment, which includes assets under capital leases, is comprised of the following (in thousands):


                                                                    December 31,
                                                          ----------------------------------
                                                               2000              1999
                                                          ---------------- -----------------
Buildings                                                   $  11,981        $  11,185
Land                                                            1,910            1,910
Machinery, equipment and tooling                               31,211           26,672
Machinery and equipment under capital leases                    1,670            1,670
Furniture and office equipment                                  5,375            5,310
Computers and software                                         27,854           25,775
Automobiles                                                       254              347
Leasehold improvements                                          2,516            2,848
Projects in progress                                            1,508               --
                                                          ---------------- -----------------
                                                               84,279           75,717
Less accumulated depreciation and amortization                 42,692           34,031
                                                          ---------------- -----------------
Net property and equipment                                  $  41,587        $  41,686
                                                          ================ =================

NOTE 9 INCOME TAXES
The geographical sources of earnings before income taxes were as follows (in thousands):


                                                               2000              1999             1998
                                                          ---------------- ----------------- ----------------
United States                                                $101,532          $95,637           $62,071
Outside United States                                          10,379           13,163             2,950
                                                          ---------------- ----------------- ----------------
Total                                                        $111,911         $108,800           $65,021
                                                          ================ ================= ================

The provision for income taxes consists of the following (in thousands):

                                                               2000              1999             1998
                                                          ---------------- ----------------- ----------------
Current:
     Federal                                                  $35,362          $27,914           $17,194
     State                                                      6,441            4,489             2,822
     Foreign                                                    3,761            5,554             2,941
Deferred:
     Federal                                                   (4,922)           1,376             2,197
     State                                                       (472)             (85)             (202)
     Foreign                                                      119              (80)               --
                                                          ---------------- ----------------- ----------------
Total                                                         $40,289          $39,168           $24,952
                                                          ================ ================= ================

The provision for income taxes differs from the amount computed by applying the U.S. statutory Federal income tax rate of 35%. The reconciliation of statutory and effective income taxes is presented below (in thousands):

                                                               2000              1999             1998
                                                          ---------------- ----------------- ----------------
Provision computed at statutory rate                          $39,169          $38,080           $22,747
State income tax (net of Federal tax benefit)                   3,880            2,862             2,044
Tax-exempt interest and dividend income                        (1,588)          (1,677)           (1,369)
Tax benefit of exempt foreign trade income                     (1,035)            (805)           (1,227)
Acquisition related items                                          --               --             1,006
Other                                                            (137)             708             1,751
                                                          ---------------- ----------------- ----------------
Provision for income taxes                                    $40,289          $39,168           $24,952
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

The Company is litigating a dispute over a 1998 tax assessment in the amount of approximately $2.6 million, including penalties and interest, with the Illinois Department of Revenue for the years 1993 through 1995. The case was filed by the Company on November 1, 2000, in the District Court of Illinois and tried during November 2000. A decision is expected from the court during 2001. The Company believes that it has a strong position and should prevail. The outcome of the litigation, however, cannot be predicted with certainty. Because adequate provisions have been made in the Company's financial statements for any liability arising from this dispute and because of the Company's strong cash position, the Company does not believe that an adverse decision in this matter would have a material adverse effect on its business or financial position.

The Illinois Department of Revenue is currently examining the Company's tax returns for the years 1996 and 1997. Management believes that this examination will not be completed until the outcome of the lawsuit relating to the 1993 through 1995 returns is known. The Company believes that adequate provision has also been made in its financial statements for any liability related to the potential assessments for the years 1996 through 2000.

Temporary differences that give rise to deferred tax assets and liabilities are as follows (in thousands):


                                                                    December 31,
                                                          ----------------------------------
                                                               2000              1999
                                                          ---------------- -----------------
Deferred tax assets:
     Deferred rent-building                                 $       83       $       42
     Capital equipment lease                                        15               20
     Accrued vacation                                              825              798
     Inventory items                                             2,354            2,221
     Allowance for doubtful accounts                               152              405
     Other accruals                                              2,843            1,096
     Acquisition related items                                   2,538              413
     Unrealized loss on securities                               1,235               --
                                                          ---------------- -----------------
Total deferred tax assets                                       10,045            4,995
Deferred tax liabilities:
     Unrealized gain on securities                                  --           (1,067)
     Depreciation                                               (1,975)          (1,934)
     Other                                                          --               --
                                                          ---------------- -----------------
Total deferred tax liabilities                                  (1,975)          (3,001)
                                                          ---------------- -----------------
Net deferred tax asset                                      $    8,070       $    1,994
                                                          ================ =================

NOTE 10 401(k) SAVINGS AND PROFIT SHARING PLANS
The Company has a Retirement Savings and Investment Plan (the 401(k) Plan), which is intended to qualify under Section 401(k) of the Internal Revenue Code. Qualified employees may participate in the Company's 401(k) Plan by contributing up to 15% of their gross earnings to the plan subject to certain Internal Revenue Service restrictions. The Company matches each participant's contribution of up to 6% of gross eligible earnings at the rate of 50%. The Company may contribute additional amounts to the 401(k) Plan at the discretion of the Board of Directors, subject to certain legal limits.

The Company has a discretionary profit-sharing plan for qualified employees, to which it contributed 3.1% of eligible earnings for 2000, 4.2% for 1999 and 3.4% for 1998. Participants are not permitted to make contributions under the profit-sharing plan.

Company contributions to these plans, which were charged to operations, approximated the following (in thousands):


                                                                           2000           1999          1998
                                                                       -------------------------------------------
401(k)                                                                      $1,287          $740           $620
Profit sharing                                                                 877           820            970
                                                                       -------------------------------------------
Total                                                                       $2,164        $1,560         $1,590
                                                                       ===========================================

NOTE 11 COMMITMENTS AND CONTINGENCIES
LEASES. In September 1989, the Company entered into a lease agreement for its Vernon Hills facility and certain machinery, equipment, furniture and fixtures with Unique Building Corporation. The facility portion of the lease is the only remaining portion in existence as of December 31, 2000, and is treated as an operating lease. An amendment to the lease dated July 1997 added 59,150 square feet and extended the term of the existing lease through June 30, 2014. The lease agreement includes a modification to the base monthly rental, which goes into effect if the prescribed rent payment is less than the aggregate principal and interest payments required to be made by Unique under an Industrial Revenue Bond (IRB).

Minimum future obligations under noncancelable operating leases and future minimum capital lease payments as of December 31, 2000, are as follows (in thousands):


                                                              Capital         Operating
                                                               Lease            Leases
                                                          ---------------- -----------------
2001                                                              111             4,262
2002                                                              111             3,478
2003                                                              111             2,831
2004                                                               96             2,512
2005                                                               96             2,552
Thereafter                                                        208            22,554
                                                          ---------------- -----------------
Total minimum lease payments                                $     733        $   38,189
                                                                           =================
Less amount representing interest                                 143
                                                          ----------------
Present value of minimum payments                                 590
Less current portion of obligation under capital lease             77
                                                          ----------------
Long-term portion of obligation under capital lease         $     513
                                                          ================

Rent expense for operating leases charged to operations for the years ended December 31, 2000, 1999, and 1998 was $4,833,000, $4,317,000, and $2,898,000,
respectively.

LETTER OF CREDIT. In connection with the lease agreements described above, the Company has guaranteed Unique's full and prompt payment under Unique's letter of credit agreement with a bank. The contingent liability of the Company under this guaranty as of December 31, 2000, is $700,000, which is the limit of the Company's guaranty throughout the term of the IRB.

DERIVATIVE INSTRUMENTS. In the normal course of business, portions of the Company's operations are subject to fluctuations in currency values. The Company addresses these risks through a controlled program of risk management that includes the use of derivative financial instruments.

The Company enters into foreign exchange forward contracts to manage exposure to fluctuations in foreign exchange rates to the funding of its United Kingdom operations. The Company accounts for such contracts by recording any unrealized gains or losses in income each reporting period. At December 31, 2000 and 1999, the notional principal amounts of outstanding forward contracts were $14,085,050, and $0, respectively.

NOTE 12 SEGMENT DATA AND EXPORT SALES
The Company operates in one industry segment. Information regarding the Company's operations by geographic area for the years ended December 31, 2000, 1999, and 1998 is contained in the following table. These amounts (in thousands) are reported in the geographic area where the final sale originates.


                                                 DOMESTIC          EUROPE            OTHER             TOTAL
                                             ----------------------------------------------------------------------
2000
Net sales                                       $   357,412      $   124,157       $        --      $   481,569
Identifiable assets                                 369,419           49,284               193          418,896

1999
Net sales                                       $   284,462      $   117,751       $        --      $   402,213
Identifiable assets                                 327,347           67,177               119          394,643

1998
Net sales                                       $   241,091      $    97,355       $     1,232      $   339,678
Identifiable assets                                 267,470           41,751               781          310,002


NOTE 13 SHAREHOLDERS' EQUITY
Holders of Class A Common Stock are entitled to one vote per share. Holders of Class B Common Stock are entitled to 10 votes per share. Holders of Class A and Class B Common Stock vote together as a single class on all actions submitted to a vote of shareholders, except in certain circumstances. If at any time the number of outstanding shares of Class B Common Stock represents less than 10% of the total number of outstanding shares of both classes of common stock, then at that time such outstanding shares of Class B Common Stock will automatically convert into an equal number of shares of Class A Common Stock.

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

NOTE 14 STOCK OPTION AND PURCHASE PLANS
As of December 31, 2000, the Company had five stock option and stock purchase plans, described below.

The Board of Directors and shareholders adopted the Zebra Technologies Corporation Stock Option Plan (the 1991 Plan), effective as of August 1, 1991. A total of 400,000 shares of Class A Common Stock have been authorized and reserved for issuance under the 1991 Plan. Under this plan, the Company has granted only nonqualified stock options. As of December

31, 2000, 197,311 shares were available under the plan. These options have an exercise price equal to the closing market price of the Company's stock on the date of grant. Typically, the options vest in annual installments of 15% on the first anniversary, 17.5% on the second anniversary, 20.0% on the third anniversary, 22.5% on the fourth anniversary, and 25.0% on the fifth anniversary of the grant date. Upon vesting, the options have a legal life of two years from the date of vesting. The Board of Directors determines the specific provisions of any grant.

The Board of Directors and shareholders also adopted a Directors' Stock Option Plan, which reserves 80,000 shares of Class A Common Stock for issuance under the plan. As of December 31, 2000, 12,000 shares were available under the plan. All options granted under this plan are exercisable immediately upon grant at a price per share equal to the closing market price of the Company's Class A Common on the date of grant. Options granted to the Board of Directors carry a seven-year expiration period, however, should a member of the board discontinue service on the Board of Directors, they are limited to a two year period to exercise all outstanding options.

The Board of Directors and shareholders adopted an employee stock purchase plan (Stock Purchase Plan) and have reserved 300,000 shares of Class A Common Stock for issuance thereunder. Under this plan, employees who work a minimum of 20 hours per week may elect to withhold up to 10% of their cash compensation through regular payroll deductions to purchase shares of Class A Common Stock from the Company over a period not to exceed 12 months at a purchase price per share equal to the lesser of: (1) 85% of the fair market value of the shares as of the date of the grant, or (2) 85% of the fair market value of the shares as of the date of purchase. As of December 31, 2000, 226,661 shares have been purchased under the plan.

The Company's Board of Directors adopted the 1997 Stock Option Plan, effective February 11, 1997, and reserved 4,250,000 shares of Class A Common Stock for issuance under the plan. The 1997 Stock Option Plan is a flexible plan that provides the Option Committee broad discretion to fashion the terms of the awards to provide eligible participants with stock-based incentives, including:
(i) nonqualified and incentive stock options for the purchase of the Company's Class A Common Stock and (ii) dividend equivalents. The persons eligible to participate in the 1997 Stock Option Plan are directors, officers, and employees of the Company or any subsidiary of the Company who, in the opinion of the Option Committee, are in a position to make contributions to the growth, management, protection and success of the Company or its subsidiaries. As of December 31, 2000, 2,090,069 shares were available under the plan.

The options granted under the 1997 Stock Option Plan have an exercise price equal to the closing market price of the Company's stock on the date of grant. The options generally vest over two- to five-year periods and have a legal life of ten years from the date of grant. The Board of Directors determines the specific provisions of any grant.

The Company's Board of Directors adopted the 1997 Director Plan, effective February 11, 1997. The 1997 Director Plan provides for the issuance of options to purchase up to 77,000 shares of Class A Common Stock, which shares are reserved and available for purchase upon the exercise of options granted under the 1997 Director Plan. Only directors who are not employees or officers of the Company are eligible to participate in the 1997 Director Plan. Under the 1997 Director Plan, each non-employee director was granted, on the effective date of the plan, an option to purchase 15,000 shares of Class A Common Stock, and each non-employee director subsequently elected to the Board will be granted an option to purchase shares of Class A Common Stock on the date of his or her election. Options granted under the 1997 Director Plan provide for the purchase of Class A Common Stock at a price equal to the fair market value on the date of grant. If there are not sufficient shares remaining and available to all non-employee directors eligible for an automatic grant at the time at which an automatic grant would otherwise be made, then each eligible non-employee director shall receive an option to purchase a pro rata number of shares. As of December 31, 2000, 24,500 shares were available under the plan.

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

The Company applies APB No. 25 in accounting for its plans. No compensation cost has been recognized for its fixed stock option plans and its stock purchase plan. Had compensation cost for the Company's stock option and stock purchase plans been determined consistent with SFAS No. 123, the Company's net income and diluted earnings per share would have been as follows:


                                                               2000              1999             1998
                                                          ---------------- ----------------- ----------------
Net income:
     As reported                                               $71,622          $69,632           $40,069
     Pro forma                                                  67,613           66,569            37,785

Basic earnings per share:
     As reported                                                 $2.33            $2.23             $1.30
     Pro forma                                                    2.20             2.14              1.22

Diluted earnings per share:
     As reported                                                 $2.30            $2.21             $1.29
     Pro forma                                                    2.17             2.11              1.21

For purposes of calculating the compensation cost consistent with SFAS No. 123, the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for stock option grants in 2000, 1999, and 1998, respectively: expected dividend yield of 0% for each period; expected volatility of 58%, 50%, and 55%; risk free interest rate of 5.05%, 6.54%, and 4.75%; and expected weighted-average life of five years. The fair market value of options granted were $24,290,000 in 2000, $19,774,000 in 1999 and $12,966,000 in 1998.

The fair value of the employees' purchase rights pursuant to the Stock Purchase Plan are estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for purchase rights granted in 2000, 1999, and 1998, respectively: fair market value of $44.62, $30.45, and $28.75; option price of $37.92, $25.88, and $24.44; expected dividend yield of 0% for each period; expected volatility of 71%, 49%, and 51%; risk-free interest rate of 5.85%, 6.11%, and 4.60%; and expected lives of three months to one year.

Stock option activity for the years ended December 31, 2000, 1999, and 1998 was as follows:


                                    2000                               1999                               1998
                     ----------------------------------- ---------------------------------- ----------------------------------
                                     Weighted-Average                   Weighted-Average                   Weighted-Average
Fixed Options           Shares        Exercise Price       Shares        Exercise Price       Shares        Exercise Price
-------------------- ------------- --------------------- ------------ --------------------- ------------ ---------------------
Outstanding at
   beginning of
   year               1,390,588          $ 27.88          1,416,138         $ 26.55          1,180,293         $ 23.31
Granted                 436,500            55.29            720,500           27.45            368,550           35.18
Exercised              (195,369)           23.76           (433,526)          21.28            (66,767)          18.03
Canceled               (144,466)           31.57           (312,524)          30.03            (65,938)          25.34
-------------------- ------------- --------------------- ------------ --------------------- ------------ ---------------------
Outstanding at
   end of year        1,487,253            36.10          1,390,588           27.88          1,416,138           26.55
Options
   exercisable at
   end of year          417,570            27.82            291,485           25.24            604,453           23.10

The following table summarizes information about fixed stock options outstanding at December 31, 2000:


                                            Options Outstanding                                    Options Exercisable
                     ------------------------------------------------------------------  -----------------------------------
Range of                Number       Weighted-Average Remaining     Weighted-Average         Number        Weighted-Average
Exercise Prices        of Shares          Contractual Life           Exercise Price        of Shares        Exercise Price
-------------------- -------------- ----------------------------- ---------------------  -------------    ------------------
$ 4.31-$24.50           249,921              5.73 years                  $23.57                147,446           $23.10
$ 26.56-$26.56          473,550              8.17 years                  $26.56                 92,325           $26.56
$ 29.25-$38.75          315,282              6.70 years                  $33.89                173,074           $32.01
$ 39.50-$54.69          208,500              9.24 years                  $47.93                  4,725           $46.05
$ 60.63-$60.63          240,000              9.13 years                  $60.63                      0           $ 0.00
                     --------------                                                         -------------
                       1,487,253                                                               417,570
                     ==============                                                         =============

NOTE 15 QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
(Amounts in thousands, except per share data)


                                                    First            Second             Third            Fourth
2000                                            Quarter (1)(2)   Quarter (1)(2)    Quarter (1)(2)         Quarter (2)
---------------------------------------------------------------------------------------------------------------------
Net sales                                            $99,635         $129,995          $129,717          $122,222
Gross profit                                          49,380           62,312            64,180            56,555
Operating expenses                                    25,171           37,369            29,325            31,892
Operating income                                      24,209           24,943            34,855            24,663
Net income                                            15,228           16,650            22,590            17,154

Basic earnings per share                               $0.48            $0.54             $0.74             $0.56
Diluted earnings per share                             $0.48            $0.53             $0.73             $0.56


                                                    First            Second             Third            Fourth
1999                                            Quarter (1)(2)   Quarter (1)(2)    Quarter (1)(2)         Quarter (2)
---------------------------------------------------------------------------------------------------------------------
Net sales                                            $90,691          $98,204          $104,904          $108,414
Gross profit                                          42,457           48,703            55,616            56,495
Operating expenses                                    24,526           24,666            24,458            25,837
Operating income                                      17,931           24,037            31,158            30,658
Net income                                            12,650           17,122            19,932            19,928

Basic earnings per share                               $0.41            $0.55             $0.64             $0.64
Diluted earnings per share                             $0.41            $0.55             $0.63             $0.63

(1)  Reflects the adjustment of net sales and cost of sales for EITF Issue
     No. 00-10, which requires freight billed to customers to be reported as revenue, not as a reduction of freight costs. This adjustment has no impact on net income.
(2) Reflects a pretax charge for merger costs relating to the Company's merger with Eltron International, Inc. and acquisition of Comtec Information Systems, Inc. as follows:


                              First Quarter     Second Quarter     Third Quarter     Fourth Quarter
                             ---------------- ------------------- ----------------- ------------------
       2000                     $   1,009        $   1,732           $   1,651         $     721
       1999                     $   1,869        $   1,291           $   1,581         $   1,600


NOTE 16 MAJOR CUSTOMERS
No customer accounted for 10% or more of net sales in 2000 or 1999. United Parcel Service represented 10.3% of net sales in 1998.

                         ZEBRA TECHNOLOGIES CORPORATION
                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                             (Amounts in thousands)


                                                   Balance at        Charged to
                                                  Beginning of       Costs and                        Balance at End
Description                                          Period           Expenses        Deductions        of Period
-----------                                      ---------------- ----------------- ---------------- -----------------
Valuation account for accounts receivable:
     Year ended December 31, 2000                   $    1,850       $      (47)       $      383       $    1,420
     Year ended December 31, 1999                   $    2,156       $     (176)       $      130       $    1,850
     Year ended December 31, 1998                   $    2,130       $    1,061        $    1,035       $    2,156

Valuation account for inventories:
     Year ended December 31, 2000                   $    4,556       $    3,692        $    2,505       $    5,743
     Year ended December 31, 1999                   $    9,354       $      971        $    5,769       $    4,556
     Year ended December 31, 1998                   $    4,330       $    6,043        $    1,019       $    9,354