Form 10-Q
period 2001-03-31
ZEBRA TECHNOLOGIES CORP/DE
filed 2001-05-11
CIK 877212

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

            [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2001


                        Commission File Number: 000-19406


                         ZEBRA TECHNOLOGIES CORPORATION
                         -------------------------------
             (Exact name of registrant as specified in its charter)

       DELAWARE                                                36-2675536
-------------------------------------                      -------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)

               333 CORPORATE WOODS PARKWAY, VERNON HILLS, IL 60061
              ----------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (847) 634-6700
               -------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and has been subject to such filing requirements for the past 90 days.

                                [ X ] Yes [ ] No

As of May 10, 2001, there were the following shares outstanding:

Class A Common Stock, $.01 par value                    25,835,060
Class B Common Stock, $.01 par value                     5,711,456

                 ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

                          QUARTER ENDED MARCH 31, 2001

                                      INDEX

                                                                                            PAGE
PART I - FINANCIAL INFORMATION

     Item 1.   Consolidated Financial Statements

         Consolidated Balance Sheets

         as of March 31, 2001 (unaudited) and December 31, 2000                               3

         Consolidated Statements of Earnings (unaudited)
         for the three months ended March 31, 2001 and April 1, 2000                          4

         Consolidated Statements of Comprehensive Income (unaudited)
         for the three months ended March 31, 2001 and April 1, 2000                          5

         Consolidated Statements of Cash Flows (unaudited)
         for the three months ended March 31, 2001 and April 1, 2000                          6

         Notes to Consolidated Financial Statements                                           7

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations                                  8

     Item 3.   Quantitative and Qualitative Disclosures
               About Market Risk                                                             10


PART II - OTHER INFORMATION

     Item 6.      Exhibits and Reports on Form 8-K                                           11

SIGNATURES                                                                                   12


PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                 ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

             (Amounts in thousands, except share and per share data)

                                                                             MARCH 31,    DECEMBER 31,
                                                                               2001          2000
                                                                            -----------   ----------
                                                                            (Unaudited)
                                        ASSETS
      Current assets:
     Cash and cash equivalents                                               $  35,329     $  24,815
     Investments and marketable securities                                     145,644       131,899
     Accounts receivable, net                                                   76,573        83,941
     Inventories                                                                55,947        56,852
     Deferred income taxes                                                       4,786         4,601
     Prepaid expenses                                                            1,970         1,578
                                                                             ---------     ---------
         Total current assets                                                  320,249       303,686
                                                                             ---------     ---------
Property and equipment at cost, less
     accumulated depreciation and amortization                                  41,008        41,587
Deferred income taxes                                                            3,759         3,469
Excess of cost over fair value of net assets acquired                           34,080        34,529
Other intangibles                                                               28,446        29,281
Other assets                                                                     7,443         6,344
                                                                             ---------     ---------
                  TOTAL ASSETS                                               $ 434,985     $ 418,896
                                                                             =========     =========

                   LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:

     Accounts payable                                                        $  18,405     $  23,838
     Accrued liabilities                                                        12,210        11,910
     Note payable                                                                  196           149
     Current portion of obligation under capital lease with related party          102            77
     Income taxes payable                                                       14,338        10,913
                                                                             ---------     ---------
         Total current liabilities                                              45,251        46,887
                                                                             ---------     ---------

Obligation under capital lease with related party, less current portion            319           513
Other                                                                              293           208
                                                                             ---------     ---------
                  TOTAL LIABILITIES                                             45,863        47,608
                                                                             ---------     ---------
Shareholders' equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized,
    none outstanding                                                               -            -
Class A Common Stock, $.01 par value; 50,000,000 shares
    authorized, 25,628,966 and 25,610,515 shares issued;
    24,657,572 and 24,551,762 shares outstanding
    in 2001 and 2000, respectively                                                 256           256
Class B Common Stock, $.01 par value; 28,358,189 shares
    authorized, 5,917,550 and 5,936,001 shares issued
    and outstanding in 2001 and 2000, respectively                                  59            59
Additional paid-in capital                                                      61,679        63,491
Treasury stock  (971,394 shares and 1,058,753 shares
   in 2001 and 2000, respectively)                                             (46,039)      (50,128)
Retained earnings                                                              377,956       361,026
Accumulated other comprehensive income                                          (4,789)       (3,416)
                                                                             ---------     ---------
                  TOTAL SHAREHOLDERS' EQUITY                                   389,122       371,288
                                                                             ---------     ---------
                  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $ 434,985     $ 418,896
                                                                             =========     =========

See accompanying notes to consolidated financial statements.

                 ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS

                  (Amounts in thousands, except per share data)
                                   (Unaudited)

                                                                THREE MONTHS ENDED
                                                              ----------------------
                                                               MARCH 31,      APRIL 1,
                                                                2001           2000
                                                              ---------     ---------
Net sales                                                     $ 115,144     $  99,635
Cost of sales                                                    61,122        50,255
                                                              ---------     ---------
Gross profit                                                     54,022        49,380
Operating expenses:
   Selling and marketing                                         12,074        10,613
   Research and development                                       6,596         5,748
   General and administrative                                     8,554         7,734
   Amortization of intangible assets                              1,283            67
   Merger costs                                                     832         1,009
                                                              ---------     ---------
Total operating expenses                                         29,339        25,171
                                                              ---------     ---------

Operating income                                                 24,683        24,209
                                                              ---------     ---------

Other income (expense):
   Investment income                                              2,162         3,215
   Interest expense                                                 (11)          (18)
   Other, net                                                      (380)       (3,612)
                                                              ---------     ---------
Total other income (expense)                                      1,771          (415)
                                                              ---------     ---------

Income before income taxes                                       26,454        23,794
Income taxes                                                      9,524         8,566
                                                              ---------     ---------
Net income                                                    $  16,930     $  15,228
                                                              =========     =========

Basic earnings per share                                      $    0.55     $    0.48
Diluted earnings per share                                    $    0.55     $    0.48

Basic weighted average shares outstanding                        30,541        31,462
Diluted weighted average and equivalent shares outstanding       30,790        31,956

See accompanying notes to consolidated financial statements.

                 ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                             (Amounts in thousands)
                                   (Unaudited)

                                                   THREE MONTHS ENDED
                                                  ---------------------
                                                   MARCH 31,    APRIL 1,
                                                    2001          2000
                                                  --------     --------
Net income                                        $ 16,930     $ 15,228

Other comprehensive income (loss):
     Foreign currency translation adjustment        (1,425)        (437)
     Unrealized holding gains on investments:
         Net change in unrealized holding gain
         for the period, net of income tax of
         $29 for 2001                                   52         --
                                                  --------     --------
Comprehensive income                              $ 15,557     $ 14,791
                                                  ========     ========

See accompanying notes to consolidated financial statements.

                 ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)

                                                                                 THREE MONTHS ENDED
                                                                          ---------------------------------
                                                                             MARCH 31,        APRIL 1,
                                                                               2001             2000
                                                                          ---------------  ----------------
   Cash flows from operating activities:
        Net income                                                           $  16,930        $  15,228
        Adjustments to reconcile net income to net cash
           provided by  operating activities:
            Depreciation and amortization                                        3,844            2,527
            Appreciation in market value
               of investments and marketable securities                           (296)          (1,553)
            Deferred income taxes                                                 (475)             601
            Changes in assets and liabilities:
                 Accounts receivable, net                                        7,368            3,667
                 Inventories                                                       905           (4,803)
                 Other assets                                                   (1,098)             810
                 Accounts payable                                               (5,433)          (3,117)
                 Accrued expenses                                                  300           (5,044)
                 Income taxes payable                                            3,425            3,209
                 Other operating activities                                       (365)             (53)
                 Investments and marketable securities                         (13,397)          35,000
                                                                          ---------------  ----------------
                     Net cash provided by operating activities                  11,708           46,472
                                                                          ---------------  ----------------

   Cash flows from investing activities:

        Purchases of property and equipment                                     (1,982)          (2,577)
                                                                          ---------------  ----------------
                     Net cash used in investing activities                      (1,982)          (2,577)
                                                                          ---------------  ----------------

   Cash flows from financing activities:

        Proceeds from exercise of stock options                                  2,277            3,095
        Issuance of notes payable                                                  105           49,973
        Payments for obligation under capital lease with related party            (169)            (169)
                                                                          ---------------  ----------------
                     Net cash provided by financing activities                   2,213           52,899
                                                                          ---------------  ----------------

   Effect of exchange rate changes on cash                                      (1,425)            (437)
                                                                          ---------------  ----------------

   Net increase in cash and cash equivalents                                    10,514           96,357
   Cash and cash equivalents at beginning of period                             24,815           38,501
                                                                          ---------------  ----------------
   Cash and cash equivalents at end of period                                $  35,329        $ 134,858
                                                                          ===============  ================

   Supplemental disclosures of cash flow information:

        Interest paid                                                        $      92        $      18
        Income taxes paid                                                        6,001            5,251

See accompanying notes to consolidated financial statements.

                 ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -- BASIS OF PRESENTATION

The consolidated financial statements included herein have been prepared by Zebra Technologies Corporation and subsidiaries (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K filed with the Securities and Exchange Commission. The consolidated balance sheet as of December 31, 2000, presented herein, has been derived from the audited consolidated balance sheet contained in the Annual Report on Form 10-K. In the opinion of the Company, the interim consolidated financial statements reflect all adjustments necessary to present fairly the consolidated financial position of the Company as of March 31, 2001, and the consolidated results of operations and cash flows for the three months ended March 31, 2001, and April 1, 2000. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

NOTE 2 -- INVENTORIES

The components of inventories are as follows (in thousands):

                                          MARCH 31,         DECEMBER 31,
                                            2001               2000
                                        --------------     --------------
Raw material                               $30,469             $35,907
Work in process                                592                 365
Finished goods                              24,886              20,580
                                        --------------     --------------
Total inventories                          $55,947             $56,852
                                        ==============     ==============

NOTE 3 -- NEW ACCOUNTING PRONOUNCEMENT

The Company adopted the provisions of SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, on January 1, 2001. All of the Company's derivative instruments are recognized on the balance sheet at their fair value. The Company currently utilizes foreign currency forward and purchase option contracts to manage exposure to fluctuations in foreign exchange rates related to the funding of its United Kingdom operations. The Company's derivative instruments do not qualify for hedge accounting and accordingly, changes in the fair value of the Company's derivative instruments are recognized currently in earnings. The fair value of derivative instruments included in other assets in the accompanying balance sheet was approximately $400,000 at March 31, 2001. The notional amount of the forwards and purchase option contracts was E16 million at March 31, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS: FIRST QUARTER OF 2001 VERSUS FIRST QUARTER OF 2000

Net sales for the first quarter increased 15.6% to $115,144,000 from $99,635,000. Hardware sales (printers and replacement parts) increased 12.3% and accounted for 76.7% of net sales. Supplies sales increased 15.3% to comprise 18.1% of net sales. Service and software revenue accounted for 4.1% of first quarter sales, increasing 147.0% because of the higher proportion of service revenue in the company's mobile printing solutions product line, which substantially increased with the acquisition of Comtec Information Systems, Inc., in April 2000. The remaining 1.1% of net sales consisted of freight revenue.

International sales of $44,159,000 accounted for 38.4% of 2001 first quarter sales, compared with 44.5% of net sales for the first quarter of 2000. Sales to North American customers increased 28.4%, while sales to international customers declined 0.4%. This decline was substantially due to a decrease in reported sales in Europe from a 9.5% devaluation in the British pound versus the U.S. dollar, which reduced total sales by approximately $2.3 million for the first quarter. A significant portion of the North American sales increase resulted from the Comtec acquisition, which had sales concentrated in North America. Growth in mobile printing systems offset weakness in other product lines, because of slowing domestic economic conditions. New marketing and sales programs are being implemented to maximize sales growth and strengthen the Company's competitive position. Management is unable, however, to predict the success of these programs, or when economic conditions will turn to benefit North American sales. Outside North America, management views international markets as holding significant growth opportunities for the Company. To support this growth, the Company expanded its international presence in the first quarter of 2001, with new sales representation to provide better cover coverage in Australia and New Zealand, Scandinavia, Eastern Europe, and the Middle East.

Gross profit for the first quarter of 2001 was $54,022,000, up 9.4% from $49,380,000 for the first quarter of 2000. As a percentage of net sales, gross profit decreased to 46.9% from 49.6%. The decrease in gross profit margin was principally the result of the effect of foreign exchange translation on sales to Europe and the cost of production overhead spread across lower production volume.

Selling and marketing expenses increased 13.8% to $12,074,000 from $10,613,000. As a percentage of net sales, first quarter selling and marketing expenses decreased to 10.5% from 10.7%. The dollar growth in selling and marketing expenses was primarily due to higher expenses related to the addition of mobile printing systems from the Comtec acquisition.

First quarter research and development expenses were $6,596,000, compared with $5,748,000 for a 14.8% increase. Growth in personnel-related expenses from higher staffing levels related to the Comtec acquisition was partially offset by lower project expenses. As a percentage of net sales, quarterly research and development expenses decreased to 5.7% from 5.8%.

General and administrative expenses for the first quarter increased by 10.6% to $8,554,000 from $7,734,000. Higher personnel-related expenses as a result of the Comtec acquisition was partially offset by lower expenses for outside services. As a percentage of net sales, quarterly general and administrative expenses decreased to 7.4% from 7.8%.

During the first quarter of 2001, Zebra recorded $1,283,000 in amortization of intangible assets, compared with $67,000 for the first quarter of 2000. This increase was due to the Comtec acquisition. Also in the first quarter of 2001, merger costs totaled $832,000, which are related to integration of the Comtec operations. For the first quarter of 2000, merger costs totaled $1,009,000, which were related to the merger of the Company with Eltron International in October 1998. These costs, which could not be provided for at the time of the transactions, consisted principally of expenditures for the implementation of information technology, financial reporting and controls, branding strategies, and sales force integration. The Company expects to incur merger costs through the fourth quarter of 2001.

Operating income for the first quarter increased 2.0% to $24,683,000, or 21.4% of net sales, from $24,209,000, or 24.3% of net sales. Excluding the merger costs described above for both periods, operating income increased 1.2% to $25,515,000, or 22.2% of net sales from $25,218,000, or 25.3% of net sales.

Investment income for the first quarter of 2001 was $2,162,000, down 32.8% from $3,215,000 for the first quarter of 2000. The decline was primarily due to lower average balances invested in marketable securities, partially offset by higher returns.

Other expense for the first quarter of 2001 includes $472,000 in foreign currency losses on the value of net monetary assets denominated in non-functional currencies, principally euro-denominated cash and receivable balances from the Company's U.K. subsidiary. In the first quarter of 2000, these losses amounted to $3,417,000. The decline in the losses was due to the Company's hedging program to reduce losses related to fluctuating exchange rates between the U.S. dollar and the euro and pound sterling. This program was put in place during the third quarter of 2000.

Income before income taxes for the first quarter of 2001 was $26,454,000, up 11.2% from $23,794,000 for the same period in 2000.

The effective income tax rate for the first quarter of 2001 and 2000 was 36.0%. Net income was $16,930,000, or $0.55 per share (basic and diluted), compared with $15,228,000, or $0.48 per share (basic and diluted). Excluding the $832,000 and $1,009,000 in merger costs, net income for the first quarter was $17,462,000, or $0.57 per diluted share, compared with $15,874,000, or $0.50 per diluted share, in 2000.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal source of liquidity continues to be cash generated from operations. Cash and cash equivalents and investments and marketable securities totaled $180,973,000 at March 31, 2001, compared with $156,714,000 at December 31, 2000. Management believes that existing capital resources and funds generated from operations are sufficient to finance anticipated capital requirements.

SIGNIFICANT CUSTOMER

No customer accounted for 10% or more of total sales during the first quarter of 2001 or 2000.

SAFE HARBOR

Forward-looking statements contained in this filing are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995 and are highly dependent upon a variety of important factors which could cause actual results to differ materially from those reflected in such forward looking statements. These factors include market acceptance of the Company's printer and software products and competitors' product offerings. They also include the success and speed of the Company's integration with Comtec, as well as the effect of market conditions in North America and other geographic regions on the Company's financial results. Profits will be affected by the Company's ability to control manufacturing and operating costs. Because of the Company's large investment portfolio, interest rate and financial market conditions will also have an impact on results. Foreign exchange rates will have an effect on financial results due to the large percentage of the Company's international sales. When used in this document and documents referenced, the words "anticipate," "believe," "estimate," and "expect" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. Readers of this document are referred to prior filings with the Securities and Exchange Commission, including Zebra's Form 10-K for the year ended December 31, 2000, for a further discussion of issues that could affect Zebra's future results.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the Company's market risk during the first quarter ended March 31, 2001. For additional information on market risk, refer to the "Quantitative and Qualitative Disclosures About Market Risk" section of the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits.

                                    None.

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


                         ZEBRA TECHNOLOGIES CORPORATION


Date:    May 10, 2001                      By:  /s/ Edward L. Kaplan
                                                --------------------
                                                Edward L. Kaplan
                                                Chief Executive Officer


Date:    May 10, 2001                      By:  /s/ Charles R. Whitchurch
                                                ------------------------
                                                Charles R. Whitchurch
                                                Chief Financial Officer