Form 10-Q
period 2001-06-30
ZEBRA TECHNOLOGIES CORP/DE
filed 2001-08-13
CIK 877212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2001

Commission File Number:  000-19406

Zebra Technologies Corporation
(Exact name of registrant as specified in its charter)

Delaware	36-2675536

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

333 Corporate Woods Parkway, Vernon Hills, IL	60061
(Address of principal executive offices)	(Zip Code)

(847) 634-6700

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and has been subject to such filing requirements for the past 90 days.

                ☒  Yes    ☐  No

As of August 8, 2001, there were the following shares outstanding:

Class A Common Stock, $.01 par value            25,853,598
Class B Common Stock, $.01 par value             5,692,918

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

QUARTER ENDED JUNE 30, 2001

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

	June 30,	December 31,
	2001	2000

ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$17,909	$24,815
Investments and marketable securities	165,671	131,899
Accounts receivable, net	79,517	83,941
Inventories	47,974	56,852
Deferred income taxes	4,773	4,601
Prepaid expenses	2,295	1,578

Total current assets	318,139	303,686

Property and equipment at cost, less accumulated depreciation and amortization	41,244	41,587
Deferred income taxes	2,978	3,469
Excess of cost over fair value of net assets acquired, less accumulated amortization	33,632	34,529
Other intangibles, less accumulated amortization	28,417	29,281
Other assets	13,315	6,344

Total assets	$437,725	$418,896

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,298	$23,838
Accrued liabilities	12,297	11,910
Note payable	285	149
Current portion of obligation under capital lease with related party	100	77
Income taxes payable	2,238	10,913

Total current liabilities	31,218	46,887

Obligation under capital lease with related party, less current portion	292	513
Other	318	208

Total liabilities	31,828	47,608

Shareholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, none outstanding	–	–
Class A Common Stock, $.01 par value; 50,000,000 shares authorized, 25,850,658 and 25,610,515 shares issued; 24,932,460 and 24,551,762 shares outstanding in 2001 and 2000, respectively	259	256
Class B Common Stock, $.01 par value; 28,358,189 shares authorized, 5,695,858 and 5,936,001 shares issued and outstanding in 2001 and 2000, respectively	56	59
Additional paid-in capital	60,715	63,491
Treasury stock (918,198 shares and 1,058,753 shares in 2001 and 2000, respectively)	(43,566)	(50,128)
Retained earnings	392,427	361,026
Accumulated other comprehensive loss	(3,994)	(3,416)

Total shareholders’ equity	405,897	371,288

Total liabilities and shareholders’ equity	$437,725	$418,896

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended

	June 30,	July 1,	June 30,	July 1,
	2001	2000	2001	2000

Net sales	$112,935	$129,995	$228,079	$229,630
Cost of sales	60,601	67,683	121,722	117,937

Gross profit	52,334	62,312	106,357	111,693
Operating expenses:
Selling and marketing	13,146	12,469	25,220	23,082
Research and development	7,615	7,370	14,211	13,118
General and administrative	8,479	8,501	17,033	16,235
Amortization of intangible assets	1,297	1,344	2,580	1,411
Acquired in-process technology	–	5,953	–	5,953
Merger costs	532	1,732	1,364	2,741

Total operating expenses	31,069	37,369	60,408	62,540

Operating income	21,265	24,943	45,949	49,153

Other income (expense):
Investment income	2,042	3,316	4,203	6,531
Interest expense	(28)	(15)	(120)	(33)
Other, net	(668)	(2,228)	(967)	(5,840)

Total other income	1,346	1,073	3,116	658

Income before income taxes	22,611	26,016	49,065	49,811
Income taxes	8,140	9,366	17,664	17,932

Net income	$14,471	$16,650	$31,401	$31,879

Basic earnings per share	$0.47	$0.54	$1.03	$1.02
Diluted earnings per share	$0.47	$0.53	$1.02	$1.01

Basic weighted average shares outstanding	30,599	30,976	30,583	31,133
Diluted weighted average and equivalent shares outstanding	30,831	31,372	30,820	31,559

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended

	June 30,	July 1,	June 30,	July 1,
	2001	2000	2001	2000

Net income	$14,471	$16,650	$31,401	$31,879

Other comprehensive income (loss):
Foreign currency translation adjustment Unrealized holding gains on investments:	(196)	(912)	(1,621)	(1,350)
Net change in unrealized holding loss for the period, net of income tax benefit of $557 for three months ended June 30, 2001 and $586 for the 2001 year to-date	991	–	1,043	–

Comprehensive income	$15,266	$15,738	$30,823	$30,529

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Six Months Ended

	June 30,	July 1,
	2001	2000

Cash flows from operating activities:
Net income	$31,401	$31,879
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	7,814	6,522
Acquired in-process technology	–	5,953
Depreciation (appreciation) in market value of investments and marketable securities	(674)	2,898
Deferred income taxes	319	(3,119)
Changes in assets and liabilities, net of business acquired:
Accounts receivable, net	4,424	(2,132)
Inventories	8,878	(5,841)
Other assets	(7,790)	1,040
Accounts payable	(7,540)	2,632
Accrued expenses	387	(2,342)
Income taxes payable	(8,675)	(68)
Other operating activities	(663)	(2,119)
Investments and marketable securities	(32,055)	60,195

Net cash provided by (used in) operating activities	(4,174)	95,498

Cash flows from investing activities:
Purchases of property and equipment	(4,891)	(3,247)
Acquisition of Comtec Information Systems, net of cash acquired	–	(88,477)

Net cash used in investing activities	(4,891)	(91,724)

Cash flows from financing activities:
Purchase of treasury stock	–	(37,836)
Proceeds from exercise of stock options	3,786	3,412
Issuance of notes payable	192	34,973
Payments for obligation under capital lease with related party	(198)	(285)

Net cash provided by financing activities	3,780	264

Effect of exchange rate changes on cash	(1,621)	(1,350)

Net increase (decrease) in cash and cash equivalents	(6,906)	2,688
Cash and cash equivalents at beginning of period	24,815	38,501

Cash and cash equivalents at end of period	$17,909	$41,189

Supplemental disclosures of cash flow information:
Interest paid	$120	$33
Income taxes paid	25,221	23,568

Supplemental disclosure of non-cash financing activity:
Conversion of Class B Common Stock to Class A Common Stock	$3	$4

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

Zebra Technologies Corporation and subsidiaries (the Company or Zebra) prepared the consolidated financial statements herein without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K filed with the Securities and Exchange Commission. The consolidated balance sheet as of December 31, 2000, presented herein, was derived from the audited consolidated balance sheet contained in the Annual Report on Form 10-K. In the opinion of the Company, the interim consolidated financial statements reflect all adjustments necessary to present fairly the consolidated financial position of the Company as of June 30, 2001, and the consolidated results of operations for the three months and six months ended June 30, 2001, and cash flows for the six months ended June 30, 2001, and July 1, 2000. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

Note 2 – Inventories

The components of inventories are as follows (in thousands):

	June 30,	December 31,
	2001	2000

Raw material	$33,958	$35,907
Work in process	2,492	365
Finished goods	11,524	20,580

Total inventories	$47,974	$56,852

Note 3 - Recently Issued Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations, which supersedes APB Opinion No. 16, Business Combinations, and SFAS No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. SFAS 141 addresses financial accounting and reporting for business combinations and requires that all business combinations within the scope of SFAS 141 be accounted for using only the purchase method. SFAS 141 is required to be adopted for all business combinations initiated after June 30, 2001. Management has assessed the impact of the adoption of SFAS 141 on the Company’s consolidated financial statements and believes the impact will not be material.

Also in June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which supersedes APB Opinion No. 17, Intangible Assets. SFAS 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. SFAS 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The provisions of SFAS 142 must be applied starting with fiscal years beginning after December 15, 2001. SFAS 142 is required to be applied at the beginning of an entity’s fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. Management is currently evaluating the impact that adoption of SFAS 142 will have on its consolidated financial statements.

The Company adopted the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, on January 1, 2001.  All of the Company's derivative instruments are recognized on the balance sheet at their fair value.  The Company currently utilizes foreign currency forward and purchase option contracts to manage exposure to fluctuations in foreign exchange rates related to the funding of its United Kingdom operations.  The Company's derivative instruments do not qualify for hedge accounting and accordingly, changes in the fair value of the Company's derivative instruments are recognized currently in earnings.  The fair value of derivative instruments included in other assets in the accompanying balance sheet was approximately $200,000 at June 30, 2001.  The notional amount of the forwards and purchase option contracts was approximately $26 million at June 30, 2001.

Note 4 – Subsequent Event

On July 31, 2001, the Company announced that it signed a definitive agreement to acquire all of the outstanding common stock of Fargo Electronics, Inc., for $7.25 per share in cash, or approximately $86.0 million, plus approximately $18.0 million in debt. This debt will become due upon consummation of the tender offer. On August 3, 2001, Zebra, through its Rushmore Acquisition Corporation wholly owned subsidiary, commenced a cash tender offer for Fargo Electronics common stock. The tender offer is subject to certain conditions, including successful termination of Hart-Scott-Rodino antitrust review, and at least a majority of the outstanding shares of Fargo’s common stock on a fully diluted basis being tendered without withdrawal before expiration of the offer. If the conditions are satisfied, management currently expects the tender offer to be completed by August 31, 2001. Following completion of the tender offer, and subject to certain conditions, Zebra will consummate a second-step merger, in which all of the remaining Fargo stockholders receive the same price paid in the tender offer. See Zebra’s Form 8-K dated August 1, 2001 for additional information regarding the Fargo Electronics, Inc., transaction.

Fargo Electronics, Inc. designs and manufactures desktop plastic card personalization systems. Fargo printing systems create personalized plastic identification cards complete with digital images and text, lamination, and electronically encoded information. On a combined basis, sales of instant-issuance plastic card printers and related supplies and accessories would represent approximately 20% of Zebra’s net sales for the twelve-month period that ended June 30, 2001.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations: Second Quarter of 2001 versus Second Quarter of 2000, and Year-to-Date 2001 versus Year-to-Date 2000

Net sales for the second quarter of 2001 declined 13.1% to $112,935,000 from $129,995,000. All product categories experienced sales declines: hardware sales (printers and replacement parts), 15.4%; sales of supplies, 1.5%; service and software revenue, 12.0%; and freight revenue, 21.1%. As a percentage of net sales, hardware sales accounted for 76.6%, compared with 78.6% for the second quarter of 2000. Supplies sales represented 18.0% of net sales versus 15.9% for the same period a year ago. Service and software revenue accounted for 4.3% of net sales versus 4.2% in the corresponding period in 2000, and freight revenue accounted for 1.1% of net sales, compared with 1.3% for the second quarter of 2000. Management attributes the overall sales decline primarily to weakness in the U. S. economy, where the Company experienced a year-over-year decline in sales to its largest customers. For the year to-date, net sales decreased 0.7% to $228,079,000 from $229,630,000.

International sales totaled $44,941,000, or 39.8% of second quarter sales, compared with $48,281,000, or 37.1% of net sales for the second quarter of 2000, for a decline of 6.9%. The increase in the percentage of international sales was principally due to a greater sales decline in North America. For the second quarter of 2001, net sales in North America declined 16.8% to 60.2% of net sales from 62.9% of net sales. For the first six months of 2001, international sales declined 3.8% to $89,100,000, or 39.1% of net sales, from $92,619,000, or 40.3% of net sales.

Gross profit for the second quarter of 2001 was $52,334,000, down 16.0% from $62,312,000. As a percentage of net sales, gross profit fell to 46.3% from 47.9%. The effect of lower production volume on gross profit margin was partially offset by lower component costs and other factors that reduced manufacturing costs. For the year to-date, gross profit for 2001 declined 4.8% to $106,357,000, or 46.6% of net sales, compared with $111,693,000, or 48.6% of net sales.

Selling and marketing expenses for the second quarter of 2001 increased 5.4% to $13,146,000 from $12,469,000 for the second quarter of 2000. The growth in selling and marketing expenses was primarily due to increased expenditures related to new product introductions, marketing programs, and other demand-generation activities. As a percentage of net sales, second quarter selling and marketing expenses increased to 11.6% from 9.6%. For the first six months of 2001, selling and marketing expenses increased 9.3% to $25,220,000 from $23,082,000 for the corresponding period in 2000. As a percentage of net sales for the year to-date, selling and marketing expenses were 11.1% in 2001, compared with 10.1% in 2000.

Research and development expenses for the second quarter of 2001 were $7,615,000, up 3.3% from $7,370,000 for the second quarter of 2000. Higher personnel-related expenses and expenditures on consulting services related to long-term product development were partially offset by lower project expenses. As a percentage of net sales, quarterly research and development expenses increased to 6.7% from 5.7%. For the first six months of 2001, research and development expenses increased 8.3% to $14,211,000 from $13,118,000. For the year to-date, research and development expenses represented 6.2% of net sales in 2001 and 5.7% in 2000.

General and administrative expenses for the second quarter of 2001 decreased by 0.3% to $8,479,000 from $8,501,000. Lower expenditures on recruiting and reduced depreciation and communication expenses more than offset an increase in expenses related to information systems. As a percentage of net sales, quarterly general and administrative expenses increased to 7.5% from 6.5%. For the first six months of 2001, general and administrative expenses increased 4.9% to $17,033,000, or 7.5% of net sales, from $16,235,000, or 7.1% of net sales.

Amortization of intangible assets totaled $1,297,000 for the second quarter of 2001, compared with $1,344,000 for the same period in 2000. For the first six months of 2001, amortization of intangible assets totaled $2,580,000, compared with $1,411,000 for the corresponding period in 2000. The 82.8% increase in the six-month period was related to the acquisition of Comtec Information Systems in April 2000.

A portion of the purchase price of the Comtec acquisition was attributed to acquired in-process technology, as the development work associated with the projects had not yet reached technical feasibility and was believed to have no alternative future use. The Company assessed the fair value of the acquired in-process technology using an income approach. During the second quarter of 2000, the Company recorded a $5,953,000 charge to write-off this acquired in-process technology.

During the second quarter of 2001, the Company recorded $532,000 in merger integration costs related to the Comtec and Eltron integrations. For the second quarter of 2000, merger costs totaled $1,732,000. These costs could not be provided for at the time of the transactions. The Company expects to incur merger costs principally related to the Comtec acquisition through the fourth quarter of 2001. For the year to-date in 2001, merger costs totaled $1,364,000, compared with $2,741,000 for the first six months of 2000.

Operating income for the second quarter of 2001 decreased 14.7% to $21,265,000, or 18.8% of net sales, from $24,943,000, or 19.2% of net sales. Excluding the merger-related costs and the charge for acquired in-process technology described above, operating income decreased 33.2% to $21,797,000, or 19.3% of net sales, from $32,628,000, or 25.1% of net sales. For the first six months of 2001, operating income was $45,949,000, or 20.2% of net sales, compared with $49,153,000, or 21.4% of net sales, representing a 6.5% decline. Excluding the merger-related costs and the charge for acquired in-process technology, year-to-date operating income decreased 18.2% to $47,312,000, or 20.7% of net sales, from $57,846,000, or 25.2% of net sales.

Investment income for the second quarter of 2001 was $2,042,000, compared with $3,316,000. The decrease was due to lower returns on lower average invested balances in marketable securities. For the year to-date, investment income totaled $4,203,000 in 2001, versus $6,531,000 in 2000.

The second quarter of 2001 includes $504,000 in losses from foreign currency transactions on the value of euro-denominated cash deposits and receivables from customers and pound sterling-denominated receivables from the Company’s U.K. subsidiary. For the second quarter of 2000, the Company recorded a loss from foreign currency transactions of $1,939,000. The sharp reduction in losses is partially the result of Company’s currency hedging strategies, which are designed to minimize the effects of foreign currency transactions. For the first six months of 2001, foreign currency losses totaled $975,000, compared with $5,356,000 for the same period in 2000.

Income before income taxes for the second quarter of 2001 was $22,611,000, down 13.1% from $26,016,000 for the same period in 2000. For the year to-date, income before income taxes amounted to $49,065,000, compared with $49,811,000 for the first six months of 2000.

The effective income tax rate for the second quarter of 2001 and 2000 was 36.0%. Net income was $14,471,000, or $0.47 per diluted share, compared with $16,650,000, or $0.53 per diluted share. Excluding merger costs and the charge for acquired in-process technology, net income for the second quarter of 2001 was $14,811,000, or $0.48 per diluted share, compared with $21,568,000, or $0.69 per diluted share for the second quarter in 2000.

For the year to-date, the effective income tax rate was 36.0% for 2001 and 2000. Net income was $31,401,000, or $1.02 per diluted share, compared with $31,879,000, or $1.01 per diluted share. Excluding merger costs and the charge for acquired in-process technology, net income for the first six months of 2001 was $32,274,000, or $1.05 per diluted share, compared with $37,443,000, or $1.19 per diluted share, for the corresponding period in 2000.

Liquidity and Capital Resources

The Company’s principal source of liquidity continues to be cash generated from operations. Cash and cash equivalents and investments and marketable securities totaled $183,580,000 at June 30, 2001, compared with $156,714,000 at December 31, 2000. During the second quarter, a payment of approximately $12,000,000, which reduced income taxes payable, restricted Zebra’s cash generation. Management believes that the reduction in income taxes payable was principally due to the timing of certain income tax payments, which will be offset in the third and fourth quarters of 2001.

On July 31, 2001, the Company signed a definitive agreement through its wholly owned subsidiary, Rushmore Acquisition Corp. to acquire all of the outstanding common stock of Fargo Electronics, Inc., for $7.25 per share in cash, or approximately $86.0 million, plus approximately $18.0 million in debt. This debt will become due on consummation of the tender offer. Management will fund the acquisition with existing cash and investment resources. The Company believes that existing capital resources and funds generated from operations are also sufficient to finance anticipated capital requirements, as well a potential future acquisitions and related integration costs. The Company expects to incur as yet unquantifed additional merger integration costs related to the Fargo acquisition, if consummated. See Note 4 of Notes to Consolidated Financial Statements and the Company’s Form 8-K dated August 1, 2001 for a more thorough description of the Fargo acquisition.

Recently Issued Accounting Pronouncements
In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations, which supersedes APB Opinion No. 16, Business Combinations, and SFAS No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. SFAS 141 addresses financial accounting and reporting for business combinations and requires that all business combinations within the scope of SFAS 141 be accounted for using only the purchase method. SFAS 141 is required to be adopted for all business combinations initiated after June 30, 2001. Management has assessed the impact of the adoption of SFAS 141 on the Company’s consolidated financial statements and believes the impact will not be material.

Also in June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which supersedes APB Opinion No. 17, Intangible Assets. SFAS 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. SFAS 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The provisions of SFAS 142 must be applied starting with fiscal years beginning after December 15, 2001. SFAS 142 is required to be applied at the beginning of an entity’s fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. Management is currently evaluating the impact that adoption of SFAS 142 will have on its consolidated financial statements.

Significant Customer
No single customer comprised 10.0% or more of the Company’s sales for the second quarter of 2001 or the year to-date.

Safe Harbor
Forward-looking statements contained in this filing are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995 and are highly dependent upon a variety of important factors which could cause actual results to differ materially from those reflected in such forward looking statements. These factors include market acceptance of the Company’s printer and software products and competitors’ product offerings. They also include the success and speed of the Company’s integration with Comtec, as well as the effect of market conditions in the North America and other geographic regions on the Company’s financial results. Future results will also depend on the successful completion of the Fargo acquisition, the speed and success of the integration, and market acceptance of the companies’ combined product lines. Profits will be affected by the Company’s ability to control manufacturing and operating costs. Because of the Company’s large investment portfolio, interest rate and financial market conditions will also have an impact on results. Foreign exchange rates will have an effect on financial results due to the large percentage of the Company’s international sales. When used in this document and documents referenced, the words “anticipate,” “believe,” “estimate,” “will” and “expect” and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. Readers of this document are referred to prior filings with the Securities and Exchange Commission, including the Company’s Form 10-K for the year ended December 31, 2000, for further discussions of issues that could affect the Company’s future results. Except as otherwise required by federal securities laws, the Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this quarterly report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s market risk during the second quarter ended June 30, 2001. For additional information on market risk, refer to the “Quantitative and Qualitative Disclosures About Market Risk” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

PART II - OTHER INFORMATION

Item 4.Submissions of Matters to a Vote of Security Holders

(a)         The Company held its Annual Meeting of Stockholders on May 15, 2001.

(b)        The Company’s stockholders voted on the following proposals:

1.          To elect six directors to the Company’s Board of Directors.

Directors	For	Authority Withheld

Gerhard Cless	60,458,807	2,264,449
Edward Kaplan	59,426,897	2,296,359
Christopher Knowles	62,393,250	330,006
David Riley	62,398,158	325,098
Donald Skinner	62,359,163	364,093
Michael Smith	62,396,567	326,689

2.          To approve the Zebra Technologies Corporation 2001 Stock Purchase Plan.

For	Against	Authority Withheld	Abstentions	Broker Non-Votes

62,005,283	310,930	—	407,043	—

3.          To ratify the selection by the Board of Directors of KPMG LLP as the independent auditors of the Company's financial statements for the year ending December 31, 2001.

For	Against	Authority Withheld	Abstentions	Broker Non-Votes

62,591,829	82,203	—	49,224	—

Item 6.Exhibits and Reports on Form 8-K

             (a)         Exhibits.

                                        None.

             (b)        Reports.

                                        The Registrant filed no reports on Form 8-K for the quarterly period covered by this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                ZEBRA TECHNOLOGIES CORPORATION

Date:	August 10, 2001	By: /s/Edward L. Kaplan

Edward L. Kaplan
Chief Executive Officer

Date:	August 10, 2001	By: /s/Charles R. Whitchurch

Charles R. Whitchurch
Chief Financial Officer