Form 10-Q
period 2001-09-29
ZEBRA TECHNOLOGIES CORP/DE
filed 2001-11-13
CIK 877212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the quarterly period ended September 29, 2001

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

                ☒  Yes    ☐  No

As of November 9, 2001, there were the following shares outstanding:

Class A Common Stock, $.01 par value                              26,006,832

Class B Common Stock, $.01 par value                                 5,539,684

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

QUARTER ENDED SEPTEMBER 29, 2001

PART I - FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

	September 29,	December 31,
	2001	2000
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$9,432	$13,776
Investments and marketable securities	201,667	142,938
Accounts receivable, net	82,831	83,941
Inventories	43,247	56,852
Deferred income taxes	4,984	4,601
Prepaid expenses	3,123	1,578
Total current assets	345,284	303,686
Property and equipment at cost, less accumulated depreciation and amortization	41,877	41,587
Long-term deferred income taxes	1,235	3,469
Excess of cost over fair value of net assets acquired	33,183	34,529
Other intangibles	27,571	29,281
Other assets	13,385	6,344
Total assets	$462,535	$418,896

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,611	$23,838
Accrued liabilities	13,654	11,910
Short-term note payable	286	149
Current portion of obligation under capital lease with related party	104	77
Income taxes payable	3,699	10,913
Total current liabilities	36,354	46,887

Obligation under capital lease with related party, less current portion	292	513
Other	347	208
Total liabilities	36,993	47,608
Shareholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, none outstanding	–	–
Class A Common Stock, $.01 par value; 50,000,000 shares authorized, 25,879,374 and 25,610,515 shares issued; 25,019,907 and 24,551,762 shares outstanding in 2001 and 2000, respectively	259	256
Class B Common Stock, $.01 par value; 28,358,189 shares authorized, 5,667,142 and 5,936,001 shares issued and outstanding in 2001 and 2000, respectively	56	59
Additional paid-in capital	59,505	63,491
Treasury stock, at cost (859,467 shares and 1,058,753 shares in 2001 and 2000, respectively)	(40,603)	(50,128)
Retained earnings	407,308	361,026
Accumulated other comprehensive loss	(983)	(3,416)
Total shareholders’ equity	425,542	371,288
Total liabilities and shareholders’ equity	$462,535	$418,896

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2001	2000	2001	2000
Net sales	$110,318	$129,717	$338,397	$359,346
Cost of sales	58,281	65,537	180,004	183,473
Gross profit	52,037	64,180	158,393	175,873
Operating expenses:
Selling and marketing	12,359	11,837	37,579	34,920
Research and development	6,849	6,609	21,060	19,727
General and administrative	7,478	7,892	24,511	24,127
Amortization of intangible assets	1,326	1,336	3,907	2,747
Acquired in-process technology	–	–	–	5,953
Merger costs	305	1,651	1,669	4,392
Total operating expenses	28,317	29,325	88,726	91,866

Operating income	23,720	34,855	69,667	84,007

Other income (expense):
Investment income (loss)	(256)	2,146	3,947	8,678
Interest expense	(12)	(1,073)	(132)	(1,106)
Other, net	(200)	(632)	(1,166)	(6,473)
Total other income (expense)	(468)	441	2,649	1,099

Income before income taxes	23,252	35,296	72,316	85,106
Income taxes	8,370	12,706	26,034	30,638
Net income	$14,882	$22,590	$46,282	$54,468

Basic earnings per share	$0.49	$0.74	$1.51	$1.76
Diluted earnings per share	$0.48	$0.73	$1.50	$1.74

Basic weighted average shares outstanding	30,656	30,492	30,611	30,896
Diluted weighted average and equivalent shares outstanding	30,881	30,847	30,843	31,297

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2001	2000	2001	2000
Net income	$14,882	$22,590	$46,282	$54,468

Other comprehensive income (loss):
Foreign currency translation adjustment	1,053	(901)	(567)	(2,251)
Unrealized holding losses on investments: Net change in unrealized holding loss for the period, net of income tax benefit of $1,101 for three months ended September 29, 2001 and $1,687 for the 2001 year to-date	1,957	(600)	3,000	(600)
Comprehensive income	$17,892	$21,089	$48,715	$51,617

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Nine Months Ended
	September 29,	September 30,
	2001	2000
Cash flows from operating activities:
Net income	$46,282	$54,468
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	11,642	10,466
Acquired in-process technology	–	5,953
Depreciation (appreciation) in market value of investments and marketable securities	(1,032)	1,939
Write-down of long-term investment	2,241	–
Deferred income taxes	1,851	(3,502)
Changes in assets and liabilities, net of business acquired:
Accounts receivable, net	1,110	(4,179)
Inventories	13,605	(4,100)
Other assets	(7,892)	796
Accounts payable	(5,227)	(6,510)
Accrued expenses	1,744	(2,460)
Income taxes payable	(7,214)	3,570
Other operating activities	(1,466)	(1,189)
Investments and marketable securities	(56,938)	78,682
Net cash provided by (used in) operating activities	(1,294)	133,934

Cash flows from investing activities:
Purchases of property and equipment	(8,025)	(6,107)
Acquisition of Comtec Information Systems, net of cash acquired	–	(88,477)
Net cash used in investing activities	(8,025)	(94,584)

Cash flows from financing activities:
Purchase of treasury stock	–	(51,975)
Proceeds from exercise of stock options	5,539	2,799
Issuance of notes payable	197	966
Payments for obligation under capital lease	(194)	(436)
Net cash provided by (used in) financing activities	5,542	(48,646)

Effect of exchange rate changes on cash	(567)	(2,251)

Net decrease in cash and cash equivalents	(4,344)	(11,547)
Cash and cash equivalents at beginning of period	13,776	28,817
Cash and cash equivalents at end of period	$9,432	$17,270

Supplemental disclosures of cash flow information:
Interest paid	$132	$1,106
Income taxes paid	31,704	32,744

Supplemental disclosure of non-cash financing activity:
Conversion of Class B Common Stock to Class A Common Stock	$3	$5

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

Zebra Technologies Corporation and subsidiaries (the Company or Zebra) prepared the consolidated financial statements herein without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K filed with the Securities and Exchange Commission. The consolidated balance sheet as of December 31, 2000, presented herein, was derived from the audited consolidated balance sheet contained in the Annual Report on Form 10-K. In the opinion of the Company, the interim consolidated financial statements reflect all adjustments necessary to present fairly the consolidated financial position of the Company as of September 29, 2001, and the consolidated results of operations for the three months and nine months ended September 29, 2001, and cash flows for the nine months ended September 29, 2001, and September 30, 2000. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

Note 2 - Cash and Cash Equivalents

Cash consists primarily of deposits with banks. In addition, the Company considers highly liquid short-term investments with original maturities of less than seven days to be cash equivalents. Previously, the Company considered highly liquid instruments with original maturities of less than thirty days to be cash equivalents. Those instruments with original maturities of seven to 29 days that were considered cash equivalents are now included in investments and marketable securities. The financial statements for all periods presented have been reclassified to reflect this change.

Note 3 – Inventories

The components of inventories are as follows (in thousands):

	September 29,	December 31,
	2000	2001
Raw material	$28,319	$35,907
Work in process	1,982	365
Finished goods	12,946	20,580
Total inventories	$43,247	$56,852

Note 4 - Recently Issued Accounting Pronouncements

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

Also in June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which supersedes APB Opinion No. 17, Intangible Assets. SFAS 142 replaces the requirements to amortize intangible assets with indefinite lives and goodwill with a requirement for an impairment test. SFAS 142 also requires an evaluation of intangible assets and their useful lives and a transitional impairment test for goodwill and certain intangible assets upon adoption. After transition, the impairment test will be performed annually. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Management is currently evaluating the impact of adopting SFAS 142 on the Company’s consolidated financial statements.

In August 2000, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and for the associated asset retirement costs. SFAS 143 must be applied starting with fiscal years beginning after June 15, 2002. Management is currently evaluating the impact that the adoption of SFAS 143 will have on the consolidated financial statements.

SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that Statement. SFAS 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. It retains, however, the requirement in Opinion 30 to report separately discontinued operations, and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. SFAS 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company is in the process of evaluating the impact that adoption of SFAS 144 may have on the financial statements; however, such impact, if any, is not known or reasonably estimable at this time.

The Company adopted the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, on January 1, 2001. All of the Company’s derivative instruments are recognized on the balance sheet at their fair value. The Company currently utilizes foreign currency forward and purchase option contracts to manage exposure to fluctuations in foreign exchange rates related to the funding of its United Kingdom operations. The Company’s derivative instruments do not qualify for hedge accounting and accordingly, changes in the fair value of the Company’s derivative instruments are recognized currently in earnings. The fair value of derivative instruments included in other assets in the accompanying balance sheet was approximately ($483,000) at September 29, 2001. The notional amount of the forwards and purchase option contracts was approximately $10,846,000 at September 29, 2001.

Note 5 – Pending Transaction

On July 31, 2001, the Company announced that it signed a definitive agreement to acquire all of the outstanding common stock (including associated rights to purchase preferred stock) of Fargo Electronics, Inc., for $7.25 per share in cash, or approximately $86.0 million, plus approximately $16.5 million in debt. This debt will become due upon consummation of the tender offer. On August 3, 2001, Zebra, through its Rushmore Acquisition Corporation wholly owned subsidiary, commenced a cash tender offer for Fargo Electronics common stock. The tender offer is subject to certain conditions, including successful termination of Hart-Scott-Rodino antitrust review, and at least a majority of the outstanding shares of Fargo’s common stock on a fully diluted basis being tendered without withdrawal before expiration of the offer. The tender offer is currently scheduled to expire at 5:00 PM, New York City time, on November 26, 2001.

The applicable Hart-Scott-Rodino antitrust review waiting period has yet to expire or be terminated. Zebra intends to extend the offer at least until expiration or termination of the Hart-Scott-Rodino antitrust review waiting period, subject to the provisions of the acquisition agreement. Pursuant to the acquisition agreement signed by Zebra and Fargo, the tender offer will generally be extended in increments of 10 business days.

Fargo and Zebra are committed to bringing the transaction to a successful conclusion and continue to be responsive to the Federal Trade Commission in its antitrust review of the transaction. At this time, Fargo and Zebra are unable to provide an expected date for completing the transaction, or any other details about the review process.

Following completion of the tender offer, and subject to certain conditions, Zebra will consummate a second-step merger, in which all of the remaining Fargo stockholders receive the same price paid in the tender offer. See Zebra’s Form 8-K dated July 31, 2001, for additional information regarding the Fargo transaction. In addition, see the Acquisition Agreement, Amendment No. 1 to the Acquisition Agreement and Amendment No. 2 to the Acquisition Agreement, all of which are exhibits to this Form 10-Q report.

Fargo Electronics, Inc. designs and manufactures desktop plastic card personalization systems. Fargo printing systems create personalized plastic identification cards complete with digital images and text, lamination, and electronically encoded information. On a combined basis, sales of instant-issuance plastic card printers and related supplies and accessories would represent approximately 20% of Zebra’s net sales for the twelve-month period that ended September 29, 2001.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations: Third Quarter of 2001 versus Third Quarter of 2000, and Year-to-Date 2001 versus Year-to-Date 2000

Net sales for the third quarter of 2001 were $110,318,000, compared with $129,717,000 for the third quarter of 2000, a 15.0% decline. Sales of hardware (printers and replacement parts) fell 20.0%, while sales of supplies increased 3.1%. Service and software revenue increased 7.4%; and freight revenue increased 1.0%. As a percentage of net sales, hardware sales accounted for 74.2%, compared with 78.9% for the third quarter of 2000. Supplies sales represented 19.7% of net sales versus 16.3% for the same period a year ago. Service and software revenue accounted for 4.7% of net sales versus 3.7% in the corresponding period in 2000, and freight revenue accounted for 1.4% of net sales, compared with 1.1% for the third quarter of 2000. Management attributes the overall sales decline primarily to continued weakness in the U. S. economy, where the Company experienced a year-over-year decline in sales of bar code label printers to its largest customers. For the year to-date, net sales declined 5.8% to $338,397,000 from $359,346,000.

International sales increased 0.7% to $45,218,000 from $44,919,000. As a percentage of net sales, international sales increased to 41.0% from 34.6%. The increase in the percentage of international sales was due to a 23.2% decline in sales in North America, to 59.0% of net sales from 65.4% of net sales. For the first nine months of 2001, international sales declined 2.3% to $134,318,000, or 39.7% of net sales, from $137,538,000, or 38.3% of net sales. For the first nine months of 2001, North American sales were $204,079,000, compared with $221,808,000 for a decline of 8.0%.

Gross profit for the third quarter of 2001 was $52,037,000, down 18.9% from $64,180,000. As a percentage of net sales, gross profit fell to 47.2% from 49.5%. Lower component costs and other factors that reduced manufacturing costs partially offset the effect of lower production volume on gross profit margin. For the year to-date, gross profit for 2001 declined 9.9% to $158,393,000, or 46.8% of net sales, from $175,873,000, or 48.9% of net sales.

Selling and marketing expenses were $12,359,000, compared with $11,837,000. The 4.4% growth in selling and marketing expenses was primarily due to increased expenditures related to new product introductions, marketing programs, and other demand-generation activities. Increases in personnel expenses for payroll and benefits also contributed to the increase. Declines in expenditures for travel and entertainment as well as other non-payroll expenses partially offset these increases. As a percentage of net sales, third quarter selling and marketing expenses increased to 11.2% from 9.1%. For the year to-date, selling and marketing expenses increased 7.6% to $37,579,000 from $34,920,000 for the corresponding period in 2000. As a percentage of net sales for the year to-date, selling and marketing expenses were 11.1% in 2001, compared with 9.7% in 2000.

Research and development expenses were $6,849,000, up 3.6% from $6,609,000. Higher expenditures on consulting services related to product development, and increased payroll and benefits expense, were partially offset by reductions in non-payroll expenditures. As a percentage of net sales, quarterly research and development expenses increased to 6.2% from 5.1%. For the year to-date, research and development expenses increased 6.8% to $21,060,000 from $19,727,000, which represented 6.2% of net sales in 2001 and 5.5% in 2000.

General and administrative expenses decreased by 5.2% to $7,478,000 from $7,892,000. An increase in expenses related to information systems partially offset lower expenditures on training and reductions in payroll expenses related to lower headcount. As a percentage of net sales, quarterly general and administrative expenses increased to 6.8% from 6.1%, since the percentage decline in net sales was more than that of general and administrative expenses. For the first nine months of 2001, general and administrative expenses increased to $24,511,000, or 7.2% of net sales, up 1.6% from $24,127,000, or 6.7% of net sales.

Amortization of intangible assets totaled $1,326,000 for the third quarter of 2001, compared with $1,336,000 for the same period in 2000. For the year to-date, amortization of intangible assets increased 42.2% to $3,907,000 from $2,747,000 for the corresponding period in 2000. The increase in the nine-month period was related to the acquisition of Comtec Information Systems in April 2000.

A portion of the purchase price of the Comtec acquisition was attributed to acquired in-process technology, as the development work associated with certain projects had not yet reached technical feasibility and was believed to have no alternative future use. The Company assessed the fair value of the acquired in-process technology using an income approach. During the second quarter of 2000, the Company recorded a $5,953,000 charge to write-off this acquired in-process technology.

The Company recorded $305,000 in merger integration costs related to the Comtec integration, compared with $1,651,000 for the third quarter of 2000. These costs could not be provided for at the time of the transaction, and related primarily to consulting fees. The Company expects to incur merger costs principally related to the Comtec acquisition at least through the fourth quarter of 2001. For the year to-date in 2001, merger costs totaled $1,669,000, compared with $4,392,000 for the first nine months of 2000.

Operating income decreased 31.9% to $23,720,000, or 21.5% of net sales, from $34,855,000, or 26.9% of net sales. Excluding the merger-related costs, quarterly operating income decreased 34.2% to $24,025,000, or 21.8% of net sales, from $36,506,000, or 28.1% of net sales. For the first nine months of 2001, operating income was $69,667,000, or 20.6% of net sales, compared with $84,007,000, or 23.4% of net sales, representing a 17.1% decline. Excluding the merger-related costs and the charge for acquired in-process technology, year-to-date operating income decreased 24.4% to $71,336,000, or 21.1% of net sales, from $94,352,000, or 26.3% of net sales.

The Company incurred an investment loss of $256,000 for the third quarter of 2001, compared with investment income of $2,146,000 for the third quarter of 2000. The loss for the third quarter of 2001 was primarily attributable to a $2,241,000 pre-tax write-down of a long-term investment, in which the decline in value was viewed as other than temporary. This write-down reduced 2001 third quarter diluted earnings by $0.05 per share. Lower returns on invested balances also had an unfavorable effect on the 2001 third quarter investment loss. For the year to-date, investment income totaled $3,947,000 in 2001, versus $8,678,000 in 2000.

Income before income taxes was $23,252,000, compared with $35,296,000 for the same period in 2000 for a decline of 34.1%. For the year to-date, income before income taxes amounted to $72,316,000, compared with $85,106,000 for the corresponding period in 2000, a 15.0% decline.

The effective income tax rate for the third quarter of 2001 and 2000 was 36.0%. Net income was $14,882,000, or $0.48 per diluted share, compared with $22,590,000, or $0.73 per diluted share. Excluding merger costs, net income for the third quarter of 2001 was $15,077,000, or $0.49 per diluted share, compared with $23,646,000, or $0.77 per diluted share for the third quarter of 2000.

For the year to-date, the effective income tax rate was 36.0% for 2001 and 2000. Net income was $46,282,000, or $1.50 per diluted share, compared with $54,468,000, or $1.74 per diluted share. Excluding merger costs and the charge for acquired in-process technology, net income for the first nine months of 2001 was $47,350,000, or $1.54 per diluted share, compared with $61,089,000, or $1.95 per diluted share, for the corresponding period in 2000.

Liquidity and Capital Resources

The Company’s principal source of liquidity continues to be cash generated from operations. Cash and cash equivalents and investments and marketable securities totaled $211,099,000 at September 29, 2001, compared with $156,714,000 at December 31, 2000.

For the first nine months of 2001, net cash used in operating activities was $1,294,000 and included an increase of $56,938,000 in investments and marketable securities. Net cash used in investing activities were used exclusively for $8,025,000 in purchases of property and equipment, and $5,542,000 in net cash provided by financing activities was substantially generated by proceeds from the exercise of stock options.

On July 31, 2001, the Company signed a definitive agreement, through its wholly owned subsidiary Rushmore Acquisition Corp., to acquire all of the outstanding common stock (including associated rights to purchase preferred stock) of Fargo Electronics, Inc., for $7.25 per share in cash, or approximately $86.0 million, plus approximately $16.5 million in debt. This debt will become due on consummation of the tender offer. Management will fund the acquisition with existing cash and investment resources. The Company believes that existing capital resources and funds generated from operations are also sufficient to finance anticipated capital requirements, as well as potential future acquisitions and related integration costs. The Company expects to incur as yet unquantified additional merger integration costs related to the Fargo acquisition, if consummated. See Note 5 of Notes to Consolidated Financial Statements and the Company’s Form 8-K dated July 31, 2001 for a more thorough description of the Fargo acquisition. In addition, see the Acquisition Agreement, Amendment No. 1 to the Acquisition Agreement and Amendment No. 2 to the Acquisition Agreement, all of which are exhibits to this Form 10-Q report.

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

Also in June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which supersedes APB Opinion No. 17, Intangible Assets. SFAS 142 replaces the requirements to amortize intangible assets with indefinite lives and goodwill with a requirement for an impairment test. SFAS 142 also requires an evaluation of intangible assets and their useful lives and a transitional impairment test for goodwill and certain intangible assets upon adoption. After transition, the impairment test will be performed annually. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Management is currently evaluating the impact of adopting SFAS 142 on the Company’s consolidated financial statements.

In August 2000, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and for the associated asset retirement costs. SFAS 143 must be applied starting with fiscal years beginning after June 15, 2002. Management is currently evaluating the impact that the adoption of SFAS 143 will have on the consolidated financial statements.

SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that Statement. SFAS 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. It retains, however, the requirement in Opinion 30 to report separately discontinued operations, and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. SFAS 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. Management is currently evaluating the impact that adoption of SFAS 144 may have on the consolidated financial statements.

Significant Customer

Scansource, Inc. comprised 10.3% of the Company’s sales for the third quarter of 2001. No other customer represented 10.0% or more of the Company’s sales in the third quarter of 2001, and no single customer comprised 10.0% or more of the Company’s sales for the year to-date.

Safe Harbor

Forward-looking statements contained in this filing are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995 and are highly dependent upon a variety of important factors which could cause actual results to differ materially from those reflected in such forward looking statements. These factors include market acceptance of the Company’s printer and software products and competitors’ product offerings. They also include the success and speed of the Company’s integration with Comtec, as well as the effect of market conditions in the North America and other geographic regions on the Company’s financial results. Future results will also depend on the timing of the acquisition of Fargo Electronics, Inc., the speed and success of the integration, market acceptance of the companies’ combined product lines and the risk that the acquisition will not be consummated. Profits will be affected by the Company’s ability to control manufacturing and operating costs. Because of the Company’s large investment portfolio, interest rate and financial market conditions will also have an impact on results. Foreign exchange rates will have an effect on financial results due to the large percentage of the Company’s international sales. When used in this document and documents referenced, the words “anticipate,” “believe,” “estimate,” “will” and “expect” and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. Readers of this document are referred to prior filings with the Securities and Exchange Commission, including the Company’s Form 10-K for the year ended December 31, 2000, for further discussions of issues that could affect the Company’s future results. Except as otherwise required by federal securities laws, the Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this quarterly report.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s market risk during the third quarter ended September 29, 2001. For additional information on market risk, refer to the “Quantitative and Qualitative Disclosures About Market Risk” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

	(a)	Exhibits.

10.1	(1)	Acquisition Agreement, dated as of July 31, 2001, among Zebra Technologies Corporation, Rushmore Acquisition Corp. and Fargo Electronics, Inc.
10.2		Amendment No. 1 to Acquisition Agreement among Zebra Technologies Corporation, Rushmore Acquisition Corp. and Fargo Electronics, Inc. dated August 30, 2001
10.3		Amendment No. 2 to Acquisition Agreement among Zebra Technologies Corporation, Rushmore Acquisition Corp. and Fargo Electronics, Inc. dated October 11, 2001

(1)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Form 8-K dated July 31, 2001, and incorporated herein by reference.

(b)	Reports.
The Registrant filed one Form 8-K report dated July 31, 2001. The report is related to the pending acquisition of Fargo Electronics, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZEBRA TECHNOLOGIES CORPORATION

Date:	November 9, 2001	By:	/s/Edward L. Kaplan
Edward L. Kaplan
Chief Executive Officer

Date:	November 9, 2001	By:	/s/Charles R. Whitchurch
Charles R. Whitchurch
Chief Financial Officer