Form 10-K405
period 2001-12-31
ZEBRA TECHNOLOGIES CORP/DE
filed 2002-03-26
CIK 877212

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2001
Commission File Number: 000-19406

Zebra Technologies Corporation
(Exact name of registrant as specified in its charter)

Delaware	36-2675536
(State or other jurisdiction of incorporation or organization)	I.R.S. Employer Identification No.)

333 Corporate Woods Parkway, Vernon Hills, IL 60061
(Address of principal executive offices) (Zip Code)

(847) 634-6700
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
 Class A Common Stock, par value $.01 per share

Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and has been subject to such filing requirements for the past 90 days.  ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

As of March 19, 2002, the aggregate market value of each of the registrant's Class A Common Stock and Class B Common Stock held by non-affiliates was approximately $1,509,428,000 and $319,324,000, respectively. The closing price of the Class A Common Stock on March 19, 2002, as reported on the Nasdaq Stock Market, was $57.97 per share. Because no market exists for the Class B Common Stock and the shares of Class B Common Stock are convertible on a one-for-one basis into shares of Class A Common stock, the registrant has assumed for purposes hereof that each share of Class B Common Stock has a market value equal to one share of Class A Common Stock.

As of March 19, 2002, the registrant had outstanding 26,038,081 shares of Class A Common Stock, par value $.01 per share, and 5,508,435 shares of Class B Common Stock, par value $.01 per share.

Documents Incorporated by Reference

        Certain sections of the registrant's Notice of Annual Meeting of Stockholders and Proxy Statement for its Annual Meeting of Stockholders to be held on May 15, 2002, as described in the Cross-Reference Sheet and Table of Contents included herewith, are incorporated by reference into Part III of this report.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

PART I

Safe Harbor

        Forward-looking statements contained in this filing are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995 and are highly dependent upon a variety of important factors which could cause actual results to differ materially from those reflected in such forward looking statements. These factors include market acceptance of the Company's printer and software products and competitors' product offerings. They also include the effect of market conditions in North America and other geographic regions on the Company's financial results. Future results will also depend on the timing of the acquisition of Fargo Electronics, Inc., the speed and success of the integration, and the risk that the acquisition will not be consummated. Profits will be affected by the Company's ability to control manufacturing and operating costs. Because of the Company's large investment portfolio, interest rate and financial market conditions will also have an impact on results. Foreign exchange rates will have an effect on financial results due to the large percentage of the Company's international sales. When used in this document and documents referenced, the words "anticipate," "believe," "estimate," "will" and "expect" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. Readers of this report are also encouraged to review the Risk Factors portion of Management's Discussion and Analysis of Financial Condition and Results of Operations, which discusses additional risks. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this annual report.

Item 1.    Business

The Company

        Zebra Technologies Corporation and its wholly-owned subsidiaries (the Company or Zebra) design, manufacture and support a broad range of direct thermal and thermal transfer bar code label and receipt printers, plastic card printers, related accessories and support software. The Company markets its products worldwide principally to manufacturing and service organizations and governments for use in automatic identification, data collection and personal identification systems.

        The Company's equipment is designed to operate at the user's location or on a mobile basis to produce and dispense high-quality labels and plastic cards in time-sensitive applications and under a variety of environmental conditions. Applications for the Company's products are extremely diverse. They include applications where barcoding is used to identify or track objects or information, particularly in situations that require high levels of data accuracy and where speed and reliability are critical. They also include specialty printing for receipts and tickets where improved customer service and productivity gains may be the primary reason for printing, rather than a barcoding application. Plastic cards are used for secure, reliable personal identification or access control often on an on-demand basis.

        Applications for the Company's technology cut across all industries and geographies. They include, but are not limited to, inventory control, small package delivery, baggage handling, automated warehousing, JIT (Just-In-Time) manufacturing, employee time and attendance records, file management systems, hospital information systems, medical specimen labeling, shop floor control, in-store product labeling, employee ID cards, driver's licenses, and access control systems. As of December 31, 2001, management estimates that more than 2,000,000 Zebra printers are installed in more than 90 countries throughout the world.

        The Company believes competitive forces on businesses worldwide to reduce costs, improve quality and customer service and increase productivity support the growth of its bar code labeling solutions and specialty printing business. Industry-mandated standardization continues to be an important catalyst in the deployment of bar code systems. Zebra also believes that increasing use of enterprise-wide resource planning (ERP) and other process improvement systems in manufacturing and service organizations, greater emphasis on supply chain management, the drive to reduce errors in health care, and heightened concern over safety and security will lead to increased use of automatic identification systems.

        Concern for safety and security and personal identification contribute to demand for the Company's card printer products. This concern has heightened interest in systems that provide personal identification and access control, including secure ID systems for driver's licenses, employee and visitor badges, national identification cards, event passes, club membership cards, and keyless entry systems.

        On October 28, 1998, the Company merged with Eltron International, Inc., which manufactured and marketed high-quality, low-cost direct thermal and thermal transfer bar code label printers, card printers, ribbons, self-adhesive labels and related accessories. Financial results for the Company for the periods prior to the merger have been restated to reflect the merger as a pooling-of-interests.

        On April 3, 2000, Zebra acquired Comtec Information Systems, Inc., for $88,476,000 in cash. Located in Warwick, Rhode Island, Comtec was a privately held company that designed, manufactured and supported a complete line of mobile wireless thermal printing solutions. Since the acquisition, the Company consolidated all mobile printing systems under the Zebra brand.

        The Company completed its initial public offering in August 1991. Zebra is organized under the laws of the State of Delaware, and its principal offices are located at 333 Corporate Woods Parkway, Vernon Hills, Illinois 60061. The Company's telephone number is (847) 634-6700.

Products

        The Company's products consist of a broad line of computerized printers for the production of bar code labels, receipts and tags, and plastic cards, specialty bar code labeling materials, ink ribbons for bar code and card printers, and bar code label design software. These products are used to provide bar code labeling, personal identification, and specialty printing solutions principally in the manufacturing, retail, service, and government sectors of the economy. The Company's equipment and supplies are designed to operate at the user's location under a variety of work environments. The Company works closely with its distributors, resellers and end users of its products to design and implement labeling solutions that meet the technical demands of the end user. To achieve this flexibility, the Company provides its customers with a broad selection of printer models, each of which can be configured to a specific use. Additionally, the Company will select and, if necessary, create appropriate labeling stock, ink ribbons and adhesives to suit a particular application. In-house engineering personnel in software, mechanical, electronic and chemical engineering participate in the creation and development of bar code labeling solutions for particular applications.

Bar Code Labeling Solutions

        Zebra markets its line of bar code labeling solutions under the Zebra brand. The Company believes it produces the industry's broadest range of on-demand thermal transfer and direct thermal bar code label printers, with more options and features than any of its competitors. Zebra's printing systems include hundreds of optional configurations, which can be selected to meet particular customer needs. The Company believes this breadth of product is a unique and significant competitive strength, because it allows the Company to satisfy the wide variety of printing applications in its target market.

        The Company offers 40 bar code printer models. At December 31, 2001, the Company's main printer product offerings were as follows:

        Performance Tabletop Printers.    At the high end of the label printer market, Zebra produces printers targeted at applications requiring continuous operation in high output, mission-critical settings. These units provide a wide variety of option configurations, features, print widths, speeds and dot densities, including the industry's only standard 600-dpi printer. The Company offers five Zebra models under its XiIII Series line. List prices range from $4,295 to $7,495.

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

        Mid-Range Tabletop Printers.    The Company offers 11 printer models designed for less demanding applications. These units offer fewer option configurations and features for a commensurate lower price. Products in this category consist of the Zebra Stripe, S and Z Series as well as the TLP 2746, and LP/TLP 2684 (Strata) printers. List prices range from $1,395 to $3,295.

        Desktop Printers.    Applications with low volume suit the Company's desktop printers. Zebra currently offers 9 desktop models consisting of the Ht-146, DA402, T402, LP/TLP 2844, LP 2824, LP 2443 (Orion), LP/TLP 2722, LP/TLP 2742, and TLP 3742 printers. List prices range from $395 to $995.

        Mobile Printing Solutions.    The Company offers 13 mobile printer models, which provide durability, light weight and wireless connectivity interfaces. These printers print in 2-, 3- and 4-inch widths and are marketed under the Cameo, Encore, QL and PA/PT lines. List prices range from $695 to $1,495.

        Print Engines.    Zebra's 170PAX3 and 110PAX3 print engines are targeted at manufacturers of high-speed automatic label applicator systems. The price of the 170PAX3 print engine is approximately $3,000. The price of the 110PAX3 print engine is approximately $2,500.

        In addition to their use in on-demand automatic identification applications, the Company's bar code label printers can also be used to meet customers' needs for on-site production of small or large quantities of custom bar code labels and other graphics. This capability results in shorter lead times, reduced inventory and more flexibility than can be provided with traditional off-site printing. Management believes that of the major printing technologies, which include ink jet, laser and impact dot matrix, direct thermal and thermal transfer are best suited for most bar code labeling applications. Thermal transfer printing produces dark, solid blacks and sharply defined lines that are important for printing readily scannable bar codes. These images can be printed on a wide variety of labeling materials, which enable users to affix bar code labels to virtually any object. This capability is very important in the industrial and service markets served by the Company. Direct thermal printing is best suited where simplicity, light weight and cost are important factors in the application. Accordingly, this technology is found principally in the Company's wireless and desktop units.

Plastic Card Printers

        The Company offers seven card printers. Uses for plastic cards printed by these systems include national identity cards, driver's licenses, employee identification badges, smart cards, on-demand access control cards, and customer loyalty card applications. Users can select from a number of printer options, including monochrome and color printing, single- and two-sided printing, lamination, and magnetic stripe and smart card encoding. The Company's P205, P210, P310, P310F, P420, P520 and P720 plastic card printers are marketed under the Eltron brand. List prices range from $1,695 to $9,995.

        Sales of hardware (bar code and plastic card printers and replacement parts) totaled $339,886,000 in 2001, $377,500,000 in 2000, and $321,354,000 in 1999. These sales represented 75.5%, 78.5%, and 79.9% of net sales in 2001, 2000, and 1999, respectively.

Supplies

        The Company sells supplies, which consist of stock and customized thermal labels and tags, plastic cards, card laminates, and thermal transfer ribbons, to both new and current users of its label and plastic card printing systems worldwide. Zebra promotes the use of genuine Zebra brand supplies with its equipment.

        Zebra fully supports its printers, resellers and end users with an extensive line of superior quality, high performance supplies optimized to a particular user's needs. Supplies are expertly chosen in consultation with the end user and reseller based on the specific application, printer and environment in which the labeling system must perform. In the case of bar code labeling solutions, the Company's supplies also include proprietary ribbon and label formulations developed according to the Company's specifications and designed to maximize printer performance and meet the most demanding end user performance criteria. Factors such as adhesion, resistance to scratches, smudges and abrasion and chemical and environmental exposures are all taken into account when selecting the type of ribbon and labeling materials. The use of supplies that are not carefully matched to specific printers can adversely affect printer performance in terms of print speed, and print quality.

        Sales of the Company's supplies were $85,266,000 in 2001, $81,045,000 in 2000, and $69,092,000 in 1999 and represented 18.9%, 16.8%, and 17.2% of net sales, respectively.

Software

        The Company offers high-performance label design and integration software specifically designed to optimize the performance of Zebra bar code label printers. Known as BAR-ONE™, this software provides the capability to design and integrate sophisticated labels from standalone or legacy applications through a powerful, easy-to-use Windows interface.

        The Company's goal is to provide software that enables high levels of connectivity to all major computer network and software systems. These networks include Ethernet, 802.11 wireless systems and various IBM systems. Software systems include SAP and other ERP systems, warehouse management systems (WMS), Windows, Unix and Linux. Under an agreement with Accelio Corporation, a provider of electronic forms, workflow and output management software applications,

Zebra offers BAR-ONE with Accelio Present Central (formerly JetForm Central™). This software package enables Zebra printers to receive output directly from most of the popular software packages on the market, including the increasingly used ERP software, without the need to write costly software interfaces. Zebra also offers a BAR-ONE for SAP/R3, which enables users of the SAP/R3 ERP system to print directly to Zebra printers without the need for middleware. To expand the global applications for its software and printers, the Company is developing multi-lingual capabilities in its software and user interfaces.

        The goal of improving connectivity has also led to the development and introduction of ZebraLink. This multi-purpose software tool gives users the ability to set up and control Zebra printers remotely using any Web-enabled device. It also enables Zebra printers to provide real-time printer error and status notification via e-mail to a wired or wireless device. In addition, ZebraLink's programming language, ZBI, can be used to control and interpret incoming text and data streams. ZBI gives users the ability to configure Zebra printers to interpret various non-Zebra printer based languages, as well as to set up operations in which a bar code label printer is needed and eliminate a computer hook-up.

Maintenance Services

        For bar code label and receipt printers, the Company provides service at depot repair centers at its Vernon Hills, Illinois, Camarillo, California, Warwick, Rhode Island, and Preston, U.K. facilities as well as at its Zebra Authorized Service Provider (ZASP) locations. In addition, IBM, Optimal Systems Services and National Service Center (NSC) provide on-site repair services. The Company shares the revenue for on-site service contracts sold by IBM, Optimal and NSC for Zebra printing systems installed in the United States, and in Europe with IBM only. Outside of the United States, the Company's distributors in each country provide maintenance service, either directly as ZASPs or through independent service agents. Zebra also provides service and technical support assistance from in-house support personnel located in the United States, the United Kingdom and Singapore, who are available by telephone hotline five days a week during regular business hours. Also, for most Zebra products, the Company provides interactive technical support via the Internet, which can be accessed through the Company's Web site, http://www.zebra.com, 24 hours a day, seven days a week.

        The card printer depot repair facility is located in Camarillo, California, and Varades, France, and IBM performs on-site repair services. Card printer users can receive technical support assistance from in-house support personnel located in the United States, the United Kingdom, Singapore and France, who are available by telephone during regular business hours. In addition, on-line support for card printers can be accessed through the Web site, http://www.eltroncards.com, 24 hours a day, seven days a week.

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

        The Company's plastic card printers incorporate thermal dye sublimation for color printing on polyvinyl chloride (PVC) and polyester cards. This capability allows for the creation of personalized full color, photographic quality plastic cards. These cards can typically be created in less than 30 seconds for under one dollar. Traditional photographic processes are both more expensive and time consuming. The Company believes that personalized card applications such as driver's licenses, loyalty cards, school and work identification cards, security access cards and financial transaction cards are well suited to this technology. Bar codes, smart chip and magnetic stripe encoding can be used to record such personal data as health records, financial transactions, security access codes and vital statistics.

        Zebra's printing systems incorporate Company-designed computer hardware, electrical mechanisms and software, which operate the printing functions of the system and communicate with the host computer. Zebra's bar code label printers operate using Zebra Programming Language (ZPL™), Zebra Programming Language II (ZPL II™), Eltron Programming Language (EPL™) or Comtec Printer Control Language (CPCL), each of which is a proprietary printer driver language. These languages are compatible with virtually all computer operating systems, including UNIX, MS/DOS and Windows.

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

Sales and Marketing

        Sales.    The Company sells its products in the United States and internationally through distributors, value-added resellers (VARs), original equipment manufacturers (OEMs), international customers and directly to a small number of designated key accounts. For supplies, the Company also sells directly to end users through the Internet and telemarketing operations. Distributors and VARs purchase, warehouse and sell a variety of automatic identification components from different manufacturers and customize systems for end-user applications using their systems integration expertise. Because these sales channels provide specific software, configuration, installation, integration and support services required by end users within various market segments, these relationships allow the Company to reach end users throughout the world in a wide variety of industries.

        The Company classifies its direct VARs as a Premier Partner or Solution Partner, depending on the VAR's size and commitment to Zebra products. In addition, Zebra offers VARs the opportunity for VARs to earn certifications for mobile printers, supplies and service. The Company also sells through distributors, which in turn sell to smaller VARs who may be a part of the Zebra Solutions Associate program. Both categories of VARs, as well as OEMs and systems integrators, provide customers with a variety of automatic identification components including scanners, accessories, applications software and systems integration expertise, and, in the case of some OEMs, then resell the products under their own brands as part of their own product offering. The Company believes that the breadth of this indirect channel network, both in terms of variety and geographic scope, enhances its ability to compete.

        In some instances, the Company may designate a customer of label and receipt printers as a key account when purchases of Company products reach specified levels. Zebra sales personnel, either alone or together with the Company's distribution partners, manage these key accounts to ensure their complete needs are met, including consistent support for projects and applications.

        Sales to international customers comprised 40.0% of net sales in 2001, 37.4% of net sales in 2000, and 40.0% of net sales in 1999. The Company's products are distributed in more than 90 countries throughout the world. Management believes that international sales have the long-term potential to grow faster than domestic sales because of the lower penetration of bar code systems outside the United States. As a result, the Company has invested resources to support its international growth and currently operates facilities and sales offices, or has representation, in the United Kingdom, France, Germany, Japan, Hong Kong, Singapore, Italy, Denmark, South Korea, Spain, Dubai, Australia, South Africa, Brazil, The Netherlands, and Poland.

        Marketing.    The Company's marketing operations include product management, marketing communications, training, market research and channel marketing functions. The product management group initiates the development of new products and product enhancements and manages product introductions and positioning. The product management group also focuses on strategic planning and market definition and analyzes the Company's competitive strengths and weaknesses.

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

        The channel marketing group is responsible for the development of new market opportunities and relationships with key customers, vendors and government regulatory and industry standards committees. This group also prepares speeches, application training programs and seminars, which are presented around the world to industry and customer groups.

Customers

        The Company estimates that it had more than 2,000,000 bar code label and plastic card printers installed in more than 90 countries as of December 31, 2001.

        No customer accounted for 10% or more of the Company's net sales in 2001, 2000 or 1999.

Production and Manufacturing

        The Company's strategy is to produce designs that optimize product performance, quality, reliability, durability and versatility. These designs use cost-efficient materials, sourcing and assembly methods with high standards of workmanship. The Company has pursued a manufacturing strategy of control over the manufacture of its hardware products by developing in-house capability to produce mechanical and electronic assemblies, and it has designed many of its own tools, fixtures and test equipment. The Company's manufacturing engineers are dedicated to co-engineering new products in coordination with Zebra's new product engineers and vendors. This collaborative effort increases manufacturing efficiency by specifying and designing manufacturing processes and facilities simultaneously with product design.

Research and Development

        The Company had research and development expenditures of $28,184,000 in 2001, $26,746,000 in 2000, and $22,007,000 in 1999. These expenditures amounted to 6.3%, 5.6 and 5.5% of net sales for the corresponding periods. The Company devotes significant resources to develop new printing solutions for its target markets, as well as to ensure that the Company's products maintain high levels of reliability and efficient manufacturing.

        At December 31, 2001, the Company had 149 full-time employees in new product design, engineering and development. Zebra engineers design all firmware, hardware, software, mechanisms, mechanical parts and enclosures used in its printers and other products.

Competition

        Many companies are engaged in the design, manufacture and marketing of bar code label printers and card personalization solutions. The Company considers its direct competition in bar code label and receipt printing to be producers of on-demand thermal transfer and direct thermal label printing systems and supplies. The Company, however, also competes with companies engaged in the design, manufacture and marketing of marking systems that use alternative printing technologies, such as impact dot matrix, ink-jet and laser printing. Similarly, the Company competes with manufacturers of card personalization systems that are based on a broad range of alternative, competing technologies.

        Management believes that the ability to compete effectively depends on a number of factors. These factors include the reliability, quality and reputation of the manufacturer and its products; hardware innovations and specifications; breadth of product offerings; information systems connectivity; price; level of technical support; supplies and applications support offered by the manufacturer; available distribution channels; and financial resources to support new product design and innovation. The Company believes that it presently competes favorably with respect to these factors.

        No single competitor competes across the entire breadth of the Company's product line. The Company, however, faces, significant competition in each of its product segments. For low-cost desktop label printer products, the Company's principal competitors are Cognitive Solutions, a subsidiary of Axiohm Transaction Solutions, Inc.; Tokyo Electric Company (TEC); Taiwan Semiconductor; Microcom; and Datamax Corporation. In the mid-range printer market, the Company's principal competitors are Datamax; UBI and Intermec Corporations, subsidiaries of Unova, Inc.; Monarch Marking Systems, a subsidiary of Paxar, Inc.; Sato; and TEC. Principal competition in the high end of the market derives from Sato, TEC, Printronix, Inc., and Intermec. For print engines, the Company's principal competitor is Sato. For portable printers, the Company's principal competitors are Monarch Marking Systems and O'Neil Product Development, Inc. The potential for greater competition is increasing, in the Company's opinion, as companies view mobile printing applications to be an attractive market.

        The Company has several competitors in the worldwide market for card personalization equipment using dye sublimation technology. These competitors include Nisca, Datacard, Inc., Fargo Electronics, Inc., ColorX, Atlantek, Polaroid, MagiCard, Evolis, LogickaComp, Printherm, CIM, NBS and Matica. Additional Asia Pacific competitors include Song Woo Electronics, and Victor Data Systems.

        Dye-sublimation, the technology incorporated in the Company's card printers, is only one of several commercially available types of equipment used to personalize cards. The Company also competes with companies that produce identification cards using these alternative technologies, which include ink-jet, thermal transfer, embossing, film-based systems, encoders, laser engraving and large-scale dye-sublimation printers. These card personalization technologies offer viable alternatives to the Company's card printers and provide effective competition from a variety of companies, many of which are substantially larger than the Company, including Canon Inc., Hewlett-Packard Company, Hitachi Ltd., and Lexmark International, Inc. In addition, service bureaus compete for end user business and provide an alternative to the purchase of the Company's card printing equipment and supplies.

Alternative Technologies

        The Company believes that direct thermal and thermal transfer printing will be the label and receipt printer technology of choice in Zebra's target markets for the foreseeable future. Among the many advantages of direct thermal and thermal transfer printing is the ability to print high-resolution, durable images on a wide variety of label materials at a relatively low cost and at very high speeds, compared with alternative printing technologies. The Company continually assesses competitive and complementary methods of bar code printing and automatic identification. These technologies include ink jet, laser, impact dot matrix, laser etching and radio frequency identification (RFID). Currently, the Company believes that direct thermal and thermal transfer print technologies provide the best low-cost, high quality printing solution for its label and receipt printer target markets.

        Although there is no assurance that a new technology will not supplant direct thermal and thermal transfer printing for bar code labels and receipts, the Company is not aware of any developing technology that offers the advantages of direct thermal and thermal transfer printing for the Company's label and receipt printer target markets. To complement its thermal printing technology, Zebra introduced the R-140 printer/encoder for printing and encoding "smart labels," which are printable labels embedded with an ultra-thin radio frequency transponder. Information encoded in these transponders can then be read and modified by a radio frequency reader. The R-140 is targeted at the developing market for RFID, where line-of-sight reading or scanning a label may not be possible.

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

Intellectual Property Rights

        Zebra relies on a combination of trade secrets, patents, employee and third party nondisclosure agreements, copyright laws and contractual rights to establish and protect its proprietary rights in its products. The Company holds and actively protects a number of trademarks, which are registered domestically and internationally. The Company holds 59 patents and has 149 patents pending pertaining to its products.

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

        Other trademarks mentioned in this report are the property of their respective holders and include IBM, which is a registered trademark of International Business Machines Corporation; UNIX, which is a registered trademark of UNIX Systems Laboratories, Inc.; MS/DOS and Windows, which are registered trademarks of Microsoft Corporation; and Accelio Present Central, which is a registered trademark of Accelio Corporation.

Employees

        As of March 20, 2002, the Company employed approximately 2,000 persons. None of these employees is a member of a union. The Company considers its relationship with its employees to be very good.

Item 2.    Properties

        The Company's corporate headquarters are located in Vernon Hills, Illinois, a northern suburb of Chicago. The Company conducts its operations from a custom-designed facility at this location, which provides approximately 225,000 square feet of space. Approximately 113,000 square feet have been allocated to office and laboratory functions and 112,000 square feet to manufacturing and warehousing. This facility was constructed in 1989 and expanded in 1993, 1995, 1996 and 1999. It is owned and leased to the Company, under a lease terminating on June 30, 2014, by Unique Building Corporation, a corporation owned in part by Edward Kaplan and Gerhard Cless, both executive officers and directors of the Company.

        The Company's major facilities as of December 31, 2001, are listed below:

	Square Footage
Location	Manufacturing, Production & Warehousing	Administrative, Research & Sales	Total	Lease Expires
Vernon Hills, Illinois, USA	111,676	113,429	225,105	June 2014
Camarillo, California, USA	69,921	72,156	142,077	Owned
Warwick, Rhode Island, USA	50,872	48,968	99,840	April 2003
Greenville, Wisconsin, USA	26,917	2,284	29,201	March 2007
High Wycombe, UK	—	24,700	24,700	October 2003
Preston, UK	30,450	8,600	39,050	Owned
Varades, France	8,151	5,919	14,070	December 2006

Total	297,987	276,056	574,043

        The Company also has facilities totaling an aggregate of 14,229 square feet, all of which are dedicated to administrative, research and sales functions, in the following locations: Miami, Florida; Minneapolis, Minnesota; Boulogne Billancourt, France; Obertshausen, Germany; Milan, Italy; Ballerup, Denmark; Dubai, United Arab Emirates; Singapore; Yokohama, Japan; Seoul, South Korea; Sao Paolo, Brazil; and Hong Kong.

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

PART II

Item 5.    Market for Registrant's Common Stock and Related Stockholder Matters

Stock Information: Price Range and Common Stock

        The Company's Class A Common Stock is traded on the Nasdaq Stock Market under the symbol ZBRA. The following table shows the high and low trade prices for each quarter in 2001 and 2000, as reported by the Nasdaq Stock Market. No market exists for the Company's Class B Common Stock. The shares of Class B Common Stock are convertible on a one-for-one basis into shares of Class A Common Stock at the option of the holder.

2001	High	Low	2000	High	Low
First Quarter	$57.00	$35.50	First Quarter	$70.88	$39.81
Second Quarter	52.06	34.13	Second Quarter	58.06	42.13
Third Quarter	49.95	35.15	Third Quarter	54.75	41.88
Fourth Quarter	56.50	36.00	Fourth Quarter	50.50	37.13
Source: The Nasdaq Stock Market

        At March 19, 2002, the last reported price for the Class A Common Stock was $57.97 per share, and there were 440 registered shareholders of record for the Company's Class A Common Stock and 31 registered shareholders of record for the Company's Class B Common Stock.

Dividend Policy

        Since the Company's initial public offering in 1991, the Company has not declared any cash dividends or distributions on its capital stock. The Company intends to retain its earnings to finance future growth and therefore does not anticipate paying any cash dividends in the foreseeable future.

Item 6.    Selected Consolidated Financial Data

CONSOLIDATED STATEMENTS OF EARNINGS DATA

	Year Ended December 31,
	2001		2000		1999		1998		1997
	(In thousands, except per share amounts)
Net sales	$450,008		$481,569		$402,213	(4)	$339,678	(4)	$300,071	(4)
Cost of sales	240,115		249,141		198,942	(4)	183,639	(4)	153,205	(4)

Gross profit	209,893		232,428		203,271		156,039		146,866
Total operating expenses	117,434	(1)	123,758	(1)	99,487	(2)	94,174	(2)	72,446

Operating income	92,459	(1)	108,670	(1)	103,784	(2)	61,865	(2)	74,420
Income before income taxes	96,139	(1)	111,911	(1)	108,800	(2)	65,021	(2)	85,225	(3)
Net income	61,529	(1)	71,622	(1)	69,632	(2)	40,069	(2)	54,447	(3)
Earnings per share
Basic	$2.01	(1)	$2.33	(1)	$2.23	(2)	$1.30	(2)	$1.76	(3)
Diluted	$1.99	(1)	$2.30	(1)	$2.21	(2)	$1.29	(2)	$1.74	(3)
Weighted average shares outstanding
Basic	30,645		30,790		31,175		30,919		30,897
Diluted	30,881		31,155		31,521		31,176		31,380

CONSOLIDATED BALANCE SHEET DATA

	December 31,
	2001	2000	1999	1998	1997
	(In thousands)
Cash and cash equivalents and investments and marketable securities	$249,349	$156,714	$235,568	$162,668	$139,320
Working capital	330,510	256,799	302,804	229,688	209,862
Total assets	479,556	418,896	394,643	310,002	270,447
Long-term obligations	408	513	664	36	314
Shareholders' equity	445,007	371,288	349,307	270,884	236,220

(1)
Includes pretax charges for merger costs relating to the acquisition of Comtec Information Systems, Inc., and merger with Eltron International, Inc. of $1,838 in 2001 and $11,066 in 2000.

(2)
Includes a pretax charge for merger costs of $6,341 in 1999 and $8,080 in 1998 relating to the merger with Eltron International, Inc.

(3)
Includes a one-time pretax gain of $5,458 from the sale of Zebra's investment in Norand Corporation common stock.

(4)
Reflects the adjustment of net sales and cost of sales for EITF Issue No. 00-10, which requires freight billed to customers to be reported as revenue, not as a reduction of freight costs. This adjustment had no impact on net income.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

General

        On April 3, 2000, Zebra acquired all of the outstanding capital stock of Comtec Information Systems, Inc. This acquisition was accounted as a purchase transaction. Accordingly, Zebra's results of operations reflect Comtec's results of operations from the date of acquisition.

        During the fourth quarter of 2000, the Company adopted Emerging Issues Task Force Issue No. 00-10 (EITF 00-10). In accordance with EITF 00-10, the Company adjusted sales for all years reported to include freight billed to customers as freight revenue. Previously, these freight billings were classified as a reduction of freight costs in cost of sales. This change in classification had no effect on previously reported net income.

Comparison of Years Ended December 31, 2001 and 2000

        Net sales of $450,008,000 declined 6.6% from $481,569,000 in 2000. The decline was primarily related to softness in sales of bar code label and receipt printers in North America from deteriorating economic conditions in the U. S., specifically in the manufacturing and technology sectors. A full year's sales of mobile printing systems as a result of the Comtec acquisition, compared with only three quarters in 2000, partially offset the decline from this weakness. Hardware sales decreased 10.0% to $339,886,000 from $377,500,000 and represented 75.5% of net sales, compared with 78.4% of net sales for 2000. Sales of supplies increased 5.2% to $85,266,000 from $81,045,000 to represent 18.9% of net sales versus 16.8% of net sales in 2000. Service and software revenue was $19,345,000 in 2001, up 12.1% from $17,251,000 to account for 4.3% of net sales compared with 3.6% for 2000. Freight revenue was $5,511,000 for 2001, compared with $5,773,000 for 2000, representing a 4.5% decline. Freight revenue accounted for 1.2% of net sales in both 2001 and 2000.

        North American sales declined 10.5% to $269,955,000 for 2001 from $301,580,000 for 2000, as the slowing U.S. economy restricted sales of bar code label and receipt printers in North America. This slowdown began in 2000 and became more severe in 2001. Management believes that the long-term outlook for bar code label and receipt printing remains favorable but is unable to determine at this time when growth might return to historical levels.

        International sales for 2001 of $180,053,000 showed virtually no growth from the $179,989,000 recorded in 2000. Because of the overall decline in net sales, international sales increased to 40.0% of net sales in 2001 from 37.4% of net sales in 2000. Growth in the Company's European region to a record level resulted from the formation of a team dedicated to the sale of mobile printing systems and sales expansion in Eastern Europe. This growth was offset by sales declines in Latin America and Asia Pacific. Management continues to believe that the Asia Pacific and Latin American regions hold significant growth opportunities, because it believes that barcoding and other auto-id technologies are not as well adopted in these international markets as in North America. The strength of the U.S. dollar versus the British pound and the euro reduced sales for the Company's European region by approximately $2,976,000, compared with exchange rates that prevailed during 2000. It is difficult for management to accurately forecast the direction of foreign exchange movements, and therefore, to estimate the impact of foreign exchange rates on future financial results, either positive or negative.

        Gross profit was $209,893,000 for 2001, down 9.7% from $232,428,000 for 2000. In addition, gross profit margin declined to 46.6% from 48.3%. Lower production volumes and the resulting decline in manufacturing capacity utilization had the predominant effect on the gross profit and gross profit margin declines. Management calculates that changes in foreign exchange rates reduced gross profit by $2,287,000. Positive variances to standard costs related to lower component costs and a favorable mix of products sold had a positive effect on gross profit margin.

        Selling and marketing expenses increased 2.9% to $49,688,000, or 11.0% of net sales, from $48,306,000, or 10.0% of net sales. During 2001, the Company continued to invest in demand-generating activities to support long-term growth. For 2001, higher expenditures for personnel, market research and co-op activities were partially offset by declines in travel and entertainment and other expenses.

        Research and development expenses for 2001 were $28,184,000, up 5.4% from $26,746,000 for 2000, and represented 6.3% of net sales in 2001 versus 5.6% in 2000. Lower project expenses partially offset higher expenditures related to engineering personnel and consulting services.

General and administrative expenses declined 3.3% to $32,491,000 from $33,594,000. As a percentage of net sales, general and administrative expenses increased to 7.2% from 7.0%. Higher expenditures on information systems were partially offset by expense declines for personnel-related expenses from benefits and taxes, as well as lower expenditures on outside services for recruiting and consulting.

        Amortization of intangible assets totaled $5,233,000, compared with $4,046,000 for 2000. The increase was due to a full year's amortization of intangible assets related to the Comtec acquisition, compared with three quarters in 2000. Management expects the impact of adopting SFAS No. 142, Goodwill and Other Intangible Assets, to eliminate approximately $5,000,000 in amortization of goodwill and other intangible assets during 2002.

        As part of the Comtec acquisition, the Company acquired printer and wireless technology. A portion of the purchase price was attributed to acquired in-process technology, as the development work associated with the projects had not yet reached technological feasibility and was believed to have no alternative future use. The Company assessed the fair value of the acquired in-process technology using an income approach. During the second quarter of 2000, the Company recorded a $5,953,000 charge to write off this acquired in-process technology. There was no such charge in 2001.

        The Company incurred merger costs of $1,838,000 in 2001 and $5,113,000 in 2000. These costs related to the merger with Eltron International, Inc. in October 1998, which was accounted for as pooling-of-interests, and the Comtec acquisition. These costs exclude certain direct costs of the Comtec acquisition, which were not included as a portion of the purchase price or recorded at the time of the transaction. In 2001, these costs primarily consisted of expenditures on information technology infrastructure to integrate the Comtec and Eltron operations.

        Investment income was $5,419,000 for 2001, a decrease of 52.2% from $11,345,000 for 2000. Lower investment returns on invested balances contributed to the decline. In addition, in the third quarter of 2001, the Company recorded a $2,242,000 pre-tax write-down of a long-term investment, in which the decline in value was viewed as other than temporary. This write-down reduced 2001 diluted earnings by $0.05 per share.

        Interest expense and other expense, net, for 2001 totaled $1,739,000, compared with $8,104,000. The 78.5% decline was primarily attributable to the effectiveness of currency hedging strategies to minimize the effects of foreign currency transactions, which the Company implemented during the second half of 2000. In 2001, losses from foreign currency transactions on the value of euro-denominated cash deposits and receivables from customers and pound sterling-denominated receivables from the Company's U.K. subsidiary totaled $896,000, compared with $6,032,000 for 2000.

        Income before income taxes decreased 14.1% to $96,139,000 from $111,911,000. As a percentage of net sales, income before income taxes declined to 21.4% from 23.2%. Excluding merger-related charges and acquired in-process technology of $1,838,000 in 2001 and $11,066,000 in 2000, income before income taxes declined to $97,977,000,or 21.8% of net sales, from $122,977,000, or 25.5% of net sales. The effective income tax rate was 36.0% in both 2001 and 2000.

        Net income of $61,529,000, or $1.99 per diluted share, for 2001 was down 14.1% from $71,622,000, or $2.30 per diluted share, for 2000. Excluding the effects of merger expenses, net income for 2001 was $62,706,000, or $2.03 per diluted share, compared with $78,704,000, or $2.53 per diluted share, for 2000.

Comparison of Years Ended December 31, 2000 and 1999

        Net sales increased 19.7% to $481,569,000 from $402,213,000. A significant portion of this sales growth was due to the addition of sales derived from the Comtec acquisition. Hardware sales increased 17.6% to $377,500,000 from $321,354,000 and represented 78.4% of net sales, compared with 79.9% of net sales. Sales of supplies increased 17.3% to $81,045,000 from $69,092,000 to represent 16.8% of net sales in 2000 versus 17.2% in 1999. Service and software revenue advanced 113.7% to $17,251,000 from $8,071,000 and accounted for 3.6% of net sales in 2000 compared with 2.0% for 1999. Freight revenue was $5,773,000, up 56.2% from $3,695,000, and accounted for 1.2% of net sales in 2000 and 0.9% in 1999.

        North American sales increased 25.0% to $301,580,000 from $241,320,000. The high concentration of Comtec sales in North America contributed to the sales growth in the region. A slowing U.S. economy restricted sales growth of bar code label printers in North America in 2000, as companies reduced expenditures on capital and information technology.

        International sales were $179,989,000, up 11.9% from $160,893,000 and accounted for 37.4% of net sales, compared with 40.0% in 1999. All international regions experienced sales increases to record levels, with strong sales growth posted in Asia

Pacific and Latin America. The strength of the U.S. dollar versus the British pound and the euro reduced reported sales growth for the Company's European region in 2000.

        Gross profit increased 14.3% to $232,428,000 from $203,271,000. Gross profit margin declined to 48.3% from 50.5%. Faster growth in portable printers, brought about by the Comtec acquisition, and other lower priced printers contributed to an unfavorable product mix. Foreign exchange rates also negatively affected gross margins, as the strength of the U.S. dollar against the British pound and euro lowered reported sales of products to European customers. Unfavorable variances to standard costs related to higher component costs, increased freight charges and higher labor costs also contributed to the lower gross profit margin. Higher production volumes partially offset these negative factors.

        Selling and marketing expenses increased 20.8% to $48,306,000 from $39,990,000. As a percentage of net sales, selling and marketing expenses increased slightly to 10.0% from 9.9%. Lower expenses for business development, including trade show expenses, and outside professional services partially offset higher expenses related to increased staffing levels and other internal operations.

        Research and development expenses were $26,746,000, or 5.6% of net sales, up 21.5% from the $22,007,000, or 5.5% of net sales. The Company incurred increased personnel-related expenses from higher staffing levels, increased use of outside consulting services, and higher costs related to activities in the research and development of new products.

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

        Amortization of intangible assets totaled $4,046,000 for 2000, compared with $291,000. The increase was due to the amortization of intangible assets related to the Comtec acquisition.

        As part of the Comtec acquisition, the Company acquired mobile printer and wireless technology. A portion of the purchase price was attributed to acquired in-process technology, as the development work associated with the projects had not yet reached technological feasibility and was believed to have no alternative future use. The Company assessed the fair value of the acquired in-process technology using an income approach. During the second quarter of 2000, the Company recorded a $5,953,000 charge to write off this acquired in-process technology. There was no such charge in 1999.

        The Company incurred merger costs of $5,113,000 in 2000 and $6,341,000 in 1999. These costs related to the Eltron and Comtec transactions and consisted principally of expenditures on information technology infrastructure to integrate Eltron operations into the Company's enterprise-wide resource planning (ERP) system, and on product line rationalization of the Company's expanded portable printer line. In 1999, these costs related to the Eltron merger for consulting fees and personnel-related expenses for relocation, severance and recruitment. The Company substantially completed the integration with Eltron in 2000.

        Investment income increased 29.9% to $11,345,000 from $8,732,000. Higher investment returns more than offset lower average invested balances.

        Other expense for 2000 totaled $8,104,000, compared with $3,716,000. The expense increase was primarily due to losses from foreign currency transactions on the value of euro-denominated cash deposits and receivables from customers and pound sterling-denominated receivables from the Company's U.K. subsidiary. These losses totaled $6,032,000 for 2000, compared with $1,985,000 for 1999. During the second half of 2000, the Company implemented currency hedging strategies to minimize the effects of foreign currency transactions. Higher other expense also resulted from interest expense related to short-term loans related to the Comtec acquisition.

        Income before income taxes increased 2.9% to $111,911,000 from $108,800,000. As a percentage of sales, income before income taxes declined to 23.2% from 27.1%. Excluding merger-related charges and acquired in-process technology of $11,066,000 in 2000 and $6,341,000 in 1999, income before income taxes increased 6.8% to $122,977,000, or 25.5% of net sales, from $115,141,000, or 28.6% of net sales, in 1999. The effective income tax rate for the Company was 36.0% in both 2000 and 1999.

        Net income for 2000 was $71,622,000, or $2.30 per diluted share, up 2.9% from $69,632,000, or $2.21 per diluted share, for 1999. Excluding the effects of merger expenses, net income for 2000 was $78,704,000, or $2.53 per diluted share, versus $73,691,000, or $2.34 per diluted share, for 1999.

Critical Accounting Policies and Estimates

        Management prepared the consolidated financial statements of Zebra Technologies Corporation in conformity with accounting principles generally accepted in the United States of America. Accordingly, certain required estimates, judgments and assumptions are believed to be reasonable, based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the periods presented. The following accounting policies comprise those that management believes are the most critical to aid in fully understanding and evaluating the Company's reported financial results.

Valuation of long-lived and intangible assets and goodwill.

        Management assesses the impairment of identifiable intangibles, long-lived assets and related goodwill and enterprise-level goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important to possibly trigger an impairment review consist of:

  •
  significant underperformance relative to expected historical or projected future operating results

  •
  significant changes in the manner of use of the acquired assets or the strategy for the overall business

  •
  significant negative industry or economic trends

  •
  significant decline in Zebra's stock price for a sustained period

  •
  significant decline in market capitalization relative to net book value

        When it is determined that the carrying value of intangibles, long-lived assets and related goodwill and enterprise level goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, management measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Net intangible assets, long-lived assets, and goodwill amounted to $114,317,000 as of December 31, 2001.

        In 2002, SFAS No. 142, Goodwill and Other Intangible Assets, became effective. As a result, the Company will cease to amortize approximately $54,455,000 of goodwill, including existing intangible assets that are not considered identifiable under SFAS No. 142. The Company recorded approximately $5,134,000 of amortization on these amounts during 2001 and would have recorded approximately $5,134,000 of amortization during 2002. In lieu of amortization, the Company is required to perform an initial impairment review of its goodwill in 2002 and an annual impairment review thereafter. The Company expects to complete its initial review during the first quarter of 2002.

        The Company currently does not expect to record an impairment charge upon completion of the initial impairment review. There can be no assurance, however, that when the review is completed a material impairment charge will not be recorded.

Revenue Recognition

        Zebra recognizes revenue from product sales at the time of shipment and passage of title. Certain customers have the right to return products that do not function properly within a limited time after delivery. The Company regularly monitors and tracks product returns and records a provision for the estimated amount of such future returns, based on historical experience and any notification received of pending returns. While such returns have historically been within expectations and the provisions established, the Company cannot guarantee that it will continue to experience return rates consistent with historical patterns. Any significant increase in product failure rates and the resulting credit returns could have a material adverse effect on operating results for the periods in which such returns materialize.

Accounts Receivable

        The Company performs ongoing credit evaluations of customers and adjusts credit limits based upon payment history and the customer's current credit worthiness, as determined by a review of current credit information. Management monitors customer collections and payments and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues. While such credit losses have historically been within expectations and the provisions established, management cannot guarantee that the Company will continue to experience credit loss consistent with historical experience. Since accounts receivable are not concentrated in a few number of customers, a significant change in the liquidity or financial position of any one customer would not have a material adverse effect on the collectability of accounts receivables and future operating results.

Inventories

        The Company values its inventories at the lower of the actual cost to purchase or manufacture, or the current estimated market value. Management regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on estimated forecasts of product demand and production requirements for the subsequent twelve months. A significant increase in the demand for Zebra's products could result in a short-term increase in the cost of inventory purchases, while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. Additionally, the Company's estimates of future product demand may prove to be inaccurate, in which case the provision required for excess and obsolete inventory may be understated or overstated. In the future, if inventories are determined to be overvalued, the Company would be required to recognize such costs in cost of goods sold at the time of such determination. Likewise, if inventories are determined to be undervalued, the Company may have over-reported cost of goods sold in prior periods and would be required to recognize such additional operating income at the time of sale. The Company makes every effort to ensure the accuracy of its forecasts of future product demand; however any significant unanticipated changes in demand or technological developments could have a significant impact on the value of inventories and reported operating results.

Reserve for tax litigation and tax audits

        The Company has recorded the estimated liability related to certain pending tax litigation and tax audits based on management's estimates of the probable range of loss. As additional information becomes available, management will assess the potential liability related to pending litigation and tax audits, and revise estimates. Such revisions in the estimates of potential future liabilities could materially affect the results of operation and financial position.

        For additional information on the Company's significant accounting policies, see Note 2 to the accompanying consolidated financial statements.

Liquidity and Capital Resources

        Internally generated funds from operations are the primary source of liquidity for the Company, largely as a result of the Company's sales and profitability, control over working capital and relatively low requirements for purchases of property and equipment. As of December 31, 2001, the Company had $249,349,000 in cash and cash equivalents and investments and marketable securities, including approximately $100,000,000 earmarked for the Fargo acquisition, compared with $156,714,000 at the end of 2000. Capital expenditures totaled $9,613,000 in 2001, $8,947,000 in 2000, and $11,349,000 in 1999. Management believes that existing capital resources and funds generated from operations are sufficient to finance anticipated capital requirements.

        For 2001, net cash provided by operating activities was $14,076,000, which included an increase of $78,874,000 in investments and marketable securities and relatively significant declines of $16,223,000, or 19.3%, in accounts receivable and $17,284,000, or 30.4%, in inventories. Both declines exclude the effect of exchange rates on cash. Depreciation and amortization totaled $15,691,000. Net cash used in investing activities was used exclusively for $9,613,000 in purchases of property and equipment, and $8,863,000 in net cash provided by financing activities was substantially generated by proceeds from the exercise of stock options. Cash and cash equivalents increased by $12,552,000 for the year.

        Net cash provided by operating activities totaled $132,565,000 in 2000. During the year, the Company reduced its investments and marketable securities by $60,860,000 as partial funding for the Comtec acquisition. The Company also recorded increases of $7,106,000 in accounts receivable and $7,179,000 in inventories. Depreciation and amortization totaled $14,383,000. Acquired in-process technology related to the Comtec acquisition had a $5,953,000 positive effect on cash flow, while deferred income taxes used $6,076,000 in cash during the year. Investing activities used $97,423,000 in cash in 2000. In addition to the $8,947,000 used for purchases of property and equipment, the Company used $88,476,000 for the Comtec acquisition, net of cash acquired. For 2000, the Company used $48,675,000 for financing activities, including $55,505,000 for the purchase of treasury stock. Proceeds of $6,653,000 from the exercise of stock options had a positive effect on net cash used in financing activities. For 2000, cash and cash equivalents declined by $15,041,000.

        For 1999, operating activities provided $15,683,000, including an increase in investments and marketable securities of $59,471,000. In addition, accounts receivable increased by $5,216,000 and inventories increased $2,695,000. Offsetting these uses of cash, accounts payable increased by $3,233,000 and income taxes payable increased $3,055,000. Depreciation and amortization totaled $9,900,000 for the year. Investing activities used $4,403,000. Sales of investments and marketable securities of $6,946,000 partially offset the $11,349,000 in purchases of property and equipment. Financing activities provided $9,591,000, almost entirely from proceeds from exercise of stock options. For the year, the Company recorded a net increase of $19,439,000 in cash and cash equivalents.

        On July 31, 2001, the Company signed a definitive agreement, through its wholly owned subsidiary Rushmore Acquisition Corp., to acquire all of the outstanding common stock (including associated rights to purchase preferred stock) of Fargo Electronics, Inc., for $7.25 per share in cash, or approximately $86,000,000, plus debt. This debt will become due on consummation of the tender offer. Management will fund the acquisition with existing cash and investment resources. The Company believes that existing capital resources and funds generated from operations are also sufficient to finance anticipated capital requirements, as well as potential future acquisitions and related integration costs. As of December 31, 2001, the Company had $1,395,000 in capitalized acquisition costs related to the Fargo transaction. If the agreement is terminated, the capitalized acquisition costs and other acquisition costs that would otherwise be capitalized will be expensed in the period in which the termination occurs. The Company expects to incur as yet unquantified additional merger integration costs related to the Fargo acquisition, if consummated. See Note 3 of Notes to Consolidated Financial Statements and the Company's Form 8-K dated July 31, 2001 for a more thorough description of the Fargo acquisition. In addition, see the Acquisition Agreement, Amendment No. 1 to the Acquisition Agreement, Amendment No. 2 to the Acquisition Agreement and Amendment No. 3 to the Acquisition Agreement, all of which are on file with the SEC.

        On March 22, 2002, the tender offer was extended to 5:00 PM, New York City time, on April 5, 2002. The extension is necessary, because the applicable Hart-Scott-Rodino antitrust review waiting period has not expired or been terminated. Because clearance under the Hart-Scott-Rodino Antitrust Improvements Act has not been received, Fargo has the right under the acquisition agreement to terminate the acquisition at any time during the period beginning at 5:00 PM, New York City time, on March 22, 2002 and ending at 12:00 midnight, New York City time, on March 29, 2002.

Recently Issued Accounting Pronouncements

        In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which supersedes APB Opinion No. 17, Intangible Assets. SFAS 142 replaces the requirements to amortize intangible assets with indefinite lives and goodwill with a requirement for an impairment test. SFAS 142 also requires an evaluation of intangible assets and their useful lives and a transitional impairment test for goodwill and certain intangible assets upon adoption. After transition, the impairment test will be performed annually. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Management is currently evaluating the impact of adopting SFAS 142 on the Company's consolidated financial statements.

        As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $54,455,000, which includes existing intangible assets that are not considered identifiable under SFAS No. 142. Amortization expense related to goodwill was $5,134,000 and $1,283,000 for the year ended December 31, 2001 and three months ended December 31, 2001, respectively. Because of the extensive effort needed to comply with adopting SFAS 142, it is not practical to reasonably estimate the impact of adopting this Statement on the Company's financial statements at the date of this report, including whether it will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

        In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and for the associated asset retirement costs. SFAS 143 must be applied starting with fiscal years beginning after June 15, 2002. Management is currently evaluating the impact that the adoption of SFAS 143 will have on the consolidated financial statements.

        In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal for Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that Statement. SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. It retains, however, the requirement in APB Opinion No. 30 to report separately discontinued operations, and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company is in the process of evaluating the impact that adoption of SFAS No. 144 may have on the financial statements; however, such impact, if any, is not known or reasonably estimable at this time.

Risk Factors

        Investors should carefully consider the risks, uncertainties and other factors described below, as well as other disclosures in Management's Discussion and Analysis of Financial Condition and Results of Operations, because they could have a material adverse effect on the Company's business, financial condition, operating results, and growth prospects.

        The Company could encounter difficulties in any acquisition it undertakes, including unanticipated integration problems and business disruption. Acquisitions could also dilute stockholder value and adversely affect operating results.

        The Company agreed to acquire Fargo Electronics, Inc., and may acquire or make investments in other businesses, technologies, services or products. The process of integrating any acquired business, technology, service or product into operations may result in unforeseen operating difficulties and expenditures. Integration of an acquired company also may consume considerable management time and attention, which could otherwise be available for ongoing development of the business. The expected benefits of any acquisition may not be realized. Moreover, the Company may be unable to identify, negotiate or finance future acquisitions successfully. Future acquisitions could result in potentially dilutive issuances of equity securities or the incurrence of debt, contingent liabilities or amortization expenses.

        The Company may not be able to continue to develop products to address user needs effectively in an industry characterized by rapid technological change.

        To be successful, Zebra must adapt to rapidly changing technological and application needs, by continually improving its products as well as introducing new products and services to address user demands.

        Zebra's industry is characterized by:

  •
  rapidly changing technology

  •
  evolving industry standards

  •
  frequent new product and service introductions

  •
  evolving distribution channels

  •
  changing customer demands

        Future success will depend on the Company's ability to adapt in this rapidly evolving environment. The Company could incur substantial costs if it has to modify its business to adapt to these changes, and may even be unable to adapt to these changes.

        The Company competes in a highly competitive market, which is likely to become more competitive. Competitors may be able to respond more quickly to new or emerging technology and changes in customer requirements.

        Zebra faces significant competition in developing and selling its systems. Principal competitors have substantial marketing, financial, development and personnel resources. To remain competitive, the Company believes it must continue to provide:

  •
  technologically advanced systems that satisfy the user demands;

  •
  superior customer service;

  •
  high levels of quality and reliability, and

  •
  dependable and efficient distribution networks

        Zebra cannot assure it will be able to compete successfully against current or future competitors. Increased competition in printers or supplies may result in price reductions, lower gross profit margins and loss of market share, and could require increased spending on research and development, sales and marketing and customer support. Some competitors may make strategic acquisitions or establish cooperative relationships with suppliers or companies that produce complementary products. Any of these factors could reduce our earnings.

        The inability to protect intellectual property could harm the Company's reputation, and competitive position may be materially damaged.

        Zebra's intellectual property is important to its success. Copyrights, patents, trade secrets and contracts are used to protect these proprietary rights. Despite these precautions, it may be possible for third parties to copy aspects of the Company's products or, without authorization, to obtain and use information which Zebra regards as trade secrets.

        Zebra sells a significant portion of its products internationally and purchases important components from foreign suppliers. These circumstances create a number of risks.

        The Company sells a significant amount of its products to customers outside the United States. Shipments to international customers are expected to continue to account for a material portion of net sales. Risks associated with sales and purchases outside the United States include:

  •
  Fluctuating foreign currency rates could restrict sales, or increase costs of purchasing, in foreign countries.

  •
  Foreign governments may impose burdensome tariffs, quotas and taxes or other trade barriers.

  •
  Political and economic instability may reduce demand for our products, or put our foreign assets at risk.

  •
  Restrictions on the export or import of technology may reduce or eliminate the ability to sell in or purchase from certain markets.

  •
  Potentially limited intellectual property protection in certain countries, such as China, may limit recourse against infringing products or cause the Company to refrain from selling in certain geographic territories.

  •
  Staffing and managing international operations may be unusually difficult.

  •
  The Company may not be able to control international distributors working on its behalf.

        Economic factors, which are outside the Company's control, could lead to a deterioration in the quality of the Company's accounts receivable.

        The Company sells its products to customers in the United States and several other countries around the world. Sales are typically made on unsecured credit terms, which are generally consistent with the prevailing business practices in a given country. A deterioration of economic or political conditions in a country could impair Zebra's ability to collect on receivables in the affected country.

        Infringement on the proprietary rights of others could put the company at a competitive disadvantage, and any related litigation could be time consuming and costly.

        Third parties may claim that Zebra violated their intellectual property rights. To the extent of a violation of a third party's patent or other intellectual property right, the Company may be prevented from operating its business as planned, and may be required to pay damages, to obtain a license, if available, or to use a non-infringing method, if possible, to accomplish its objectives. Any of these claims, with or without merit, could result in costly litigation and divert the attention of key personnel.

        The Company depends on the ongoing service of its senior management and ability to attract and retain other key personnel.

        Future success is substantially dependent on the continued service and continuing contributions of senior management and other key personnel. The loss of the service of any of executive officer or other key employees could adversely affect business. The Company neither has long-term employment agreements with key personnel, nor maintains key man life insurance policies on any of its key employees.

        The ability to attract, retain and motivate highly skilled employees is important to Zebra's long-term success. Competition for personnel in the Company's industry is intense, and the Company may be unable to retain key employees or attract, assimilate or retain other highly qualified employees in the future.

        Terrorist attacks such as the attacks that occurred in New York City and Washington, D.C., on September 11, 2001, and other attacks or acts of war may adversely affect the market for the Company's stock, its operations and profitability.

        On September 11, 2001, the United States was the target of terrorist attacks of unprecedented scope. These attacks caused periodic major instability in the U.S. and other financial markets. Possible further acts of terrorism in the United States or elsewhere could have a similar impact. Leaders of the U.S. government announced their intention to actively pursue and take military and other action against those behind the September 11 attacks and to initiate broader action against global terrorism. Armed hostilities or further acts of terrorism would cause further instability in financial markets and could directly, or indirectly through reduced demand, negatively affect the Company's facilities and operations or those of its customers or suppliers.

        Taxing authority challenges may lead to tax payments exceeding current reserves.

        The Company operates in multiple tax jurisdictions in the United States and worldwide, and uses strategies to minimize its tax exposure. Local tax authorities may challenge these tax positions from time to time. Adverse outcomes in these situations may exceed the Company's reserves for tax payments.

        The Company operates in many markets around the world and in the ordinary course of business, is subjected to many external influences that may affect the Company's operations and financial position. Management believes that adequate provision has been made for any such existing matter. Further events, however, including and in addition to those enumerated above may occur.

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

        The Company mitigates interest rate risk with an investment policy that requires the use of outside professional investment managers, investment liquidity and broad diversification across investment strategies, and which limits the types of investments that may be made. Moreover, the policy requires due diligence of each investment manager both before employment and on an ongoing basis.

Foreign Exchange Risk

        The Company conducts business in more than 90 countries throughout the world and, therefore, is exposed to risk based on movements in foreign exchange rates. Currency exposures are related to the U.S. dollar/U.K. pound sterling, U.S. dollar/euro, and the U.K. pound sterling/euro exchange rates arising from invoicing European customers in pounds sterling and euros from the Company's U.K. office. The U.S. dollar/Japanese yen exchange rate arises from invoicing customers. The yen foreign currency exposure averages less than $200,000. There is no foreign exchange risk associated with the Company's investment portfolio.

        The Company manages its foreign exchange exposure through a policy of selective hedging. This policy involves selling forward up to 120 days projected remittances in euros from the Company's U.K. subsidiary. Currency swaps that are net settled every month mitigate the U.S. dollar to U.K. pound sterling net exposure. This policy mitigates, but does not eliminate, the impact of exchange movements on the value of future cash flows. Thus, adverse movements in either the pound or the euro in relation to the dollar can directly affect the Company's financial results. The corporate treasury department executes all foreign exchange contracts with major financial institutions only. Under no circumstances does the Company enter into any type of foreign exchange contract for trading or speculative purposes.

Equity Price Risk

        From time to time, the Company has taken direct equity positions in companies. These investments relate to potential acquisitions and other strategic business opportunities. To the extent that it has a direct investment in the equity securities of another company, the Company is exposed to the risks associated with such investments.

        The Company currently employs three investment managers, two of which manage portfolios of investment funds (i.e. fund of funds). These investment funds use a variety of investment strategies, some of which involve the use of equity securities. Each investment manager's portfolio is designed to be market neutral, although an individual fund within a portfolio may be exposed to market risk. By policy, management limits the amount of the Company's investments in alternative investment strategies to a maximum of 20% of the total investment portfolio, with no single investment exceeding $10,000,000.

        The Company utilizes a "Value-at-Risk" (VaR) model to determine the maximum potential one-day loss in the fair value of its interest rate, foreign exchange and equity price sensitive instruments.

        The following table sets forth the impact of a 1% movement in interest rates on the value of the Company's investment portfolio as of December 31, 2001. Similarly, the impact of a 1% change in the value of all equity positions held by the Company's investment managers is tabulated. The impact of a 1% movement in the dollar/pound and dollar/euro rates is measured as if the Company did not engage in the selective hedging practices described above. It is based on the dollar/euro and dollar/pound exchange rates and euro- and pound-denominated assets and liabilities as of December 31, 2001.

Interest rate sensitive instruments
+1% movement	$(2,044,747)
-1% movement	$2,044,747
Foreign exchange
Dollar/pound	$87,360
Dollar/euro	$196,130
Equity price sensitive instruments	N/A

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

        The Company filed no Current Report on Form 8-K during the fourth quarter of 2001.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 22nd day of March 2002.

ZEBRA TECHNOLOGIES CORPORATION
By:	/s/ EDWARD L. KAPLAN Edward L. Kaplan Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ EDWARD L. KAPLAN Edward L. Kaplan	Chief Executive Officer and Chairman the Board of Directors (Principal Executive Officer)	March 22, 2002
/s/ GERHARD CLESS Gerhard Cless	Executive Vice President, Secretary and Director	March 22, 2002
/s/ CHARLES R. WHITCHURCH Charles R. Whitchurch	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 22, 2002
/s/ CHRISTOPHER G. KNOWLES Christopher G. Knowles	Director	March 22, 2002
/s/ DAVID P. RILEY David P. Riley	Director	March 22, 2002
/s/ MICHAEL A. SMITH Michael A. Smith	Director	March 22, 2002

Index to Exhibits

2.1 (1)
Stock Purchase Agreement dated March 21, 2000, by and among Registrant, Comtec Information Systems, Inc., Comtec Information Systems Acquisition Corporation and the stockholders of Comtec Information Systems, Inc., and Comtec Information Systems Acquisition Corporation
2.2 (2)	Acquisition Agreement dated as of July 31, 2001, among Registrant, Rushmore Acquisition Corp., and Fargo Electronics, Inc.
2.3 (3)	Amendment No. 1 to Acquisition Agreement among Registrant, Rushmore Acquisition Corp., and Fargo Electronics, Inc., dated August 30, 2001
2.4 (3)	Amendment No. 2 to Acquisition Agreement among Registrant, Rushmore Acquisition Corp., and Fargo Electronics, Inc., dated October 11, 2001
2.5	Amendment No. 3 to Acquisition Agreement among Registrant, Rushmore Acquisition Corp., and Fargo Electronics, Inc., dated February 5, 2002
3.1 (4)	Certificate of Incorporation of the Registrant.
3.2 (5)	Bylaws of the Registrant.
3.3 (6)	Amendment to Bylaws of the Registrant.
4.0 (5)	Specimen stock certificate representing Class A Common Stock.
10.1 (7)	1997 Stock Option Plan +
10.2 (8)	First Amendment to the 1997 Stock Option Plan +
10.3 (8)	Second Amendment to the 1997 Stock Option Plan +
10.4 (9)	Third Amendment to the 1997 Stock Option Plan +
10.5 (5)	Form of Indemnification Agreement between the Registrant and each of its directors.
10.6 (5)	Lease between the Registrant and Unique Building Corporation for the Registrant's facility in Vernon Hills, Illinois, as amended.
10.7 (5)	Guaranty by the Registrant of certain obligations.
10.8 (7)	Directors' 1997 Stock Option Plan.+
10.9 (6)	Employment Agreement between the Registrant and Charles R. Whitchurch. +
10.10 (10)	Amendment to the lease between the Registrant and Unique Building Corporation for the Registrant's facility in Vernon Hills, Illinois, dated April 1, 1993.
10.11 (11)	Amendment to the lease between the Registrant and Unique Building Corporation for the Registrant's facility in Vernon Hills, Illinois, dated December 1, 1994.
10.12 (12)	Amendment to the lease between the Registrant and Unique Building Corporation for the Registrant's facility in Vernon Hills, Illinois, dated June 1, 1996.
10.13 (12)	Amendment to the lease between the Registrant and Unique Building Corporation for the Registrant's facility in Vernon Hills, Illinois, dated June 2, 1996.
10.14 (13)	Employment Agreement between the Registrant, Eltron, and Donald K. Skinner. +
10.15 (14)	Amendment to the lease between the Registrant and Unique Building Corporation for the Registrant's facility in Vernon Hills, Illinois, dated as of July 1, 1999.
10.16 (15)	Lease between the Registrant and CRE Corporation for the Registrant's facility in Warwick, Rhode Island, dated as of June 30, 2000.
21.0	Subsidiaries of the Registrant.
23.1	Consent of KPMG LLP, independent auditors.

(1)
Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Form 8-K filed April 18, 2000, and incorporated herein by reference.

(2)
Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Form 8-K filed August 1, 2001, and incorporated herein by reference.

(3)
Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Form 10-Q filed for the quarterly period ended September 29, 2001.

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

(8)
Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Registration Statement on Form S-8, File No. 333-63009, and incorporated herein by reference.

(9)
Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Registration Statement on Form S-8, File No. 333-84512, and incorporated herein by reference.

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

(12)
Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, and incorporated herein by reference.

(13)
Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Registration Statement on Form S-4, as amended, File No. 333-60241, and incorporated herein by reference.

(14)
Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Form 10-Q for the quarterly period ended April 1, 2000, and incorporated herein by reference.

(15)
Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

+
Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

        All other financial statement schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

Independent Auditors' Report

The Board of Directors and Shareholders
Zebra Technologies Corporation:

        We have audited the accompanying consolidated balance sheets of Zebra Technologies Corporation and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of earnings, comprehensive income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2001. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule of valuation and qualifying accounts. These consolidated financial statements and the consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the consolidated financial statement schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Zebra Technologies Corporation and Subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
Chicago, Illinois February 1, 2002, except as to Note 17, which is as of March 13, 2002

ZEBRA TECHNOLOGIES CORPORATION
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

	December 31, 2001	December 31, 2000
ASSETS
Current assets:
Cash and cash equivalents	$26,328	$13,776
Investments and marketable securities	223,021	142,938
Accounts receivable, net of allowances of $1,975 in 2001 and $1,420 in 2000	67,160	83,941
Inventories	39,923	56,852
Deferred income taxes	4,295	4,601
Prepaid expenses	3,611	1,578

Total current assets	364,338	303,686

Property and equipment at cost, less accumulated depreciation and amortization	40,742	41,587
Deferred income taxes	902	3,469
Excess of cost over fair value of net assets acquired	32,735	34,529
Other intangibles	26,693	29,281
Other assets	14,146	6,344

Total assets	$479,556	$418,896

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$14,414	$23,838
Accrued liabilities	14,993	11,910
Short-term note payable	221	149
Current portion of obligation under capital lease with related party	79	77
Income taxes payable	4,121	10,913

Total current liabilities	33,828	46,887
Obligation under capital lease with related party, less current portion	408	513
Deferred rent	313	208

Total liabilities	34,549	47,608

Shareholders' equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, none outstanding	—	—
Class A Common Stock, $.01 par value; 50,000,000 shares authorized, 26,018,743 and 25,610,515 shares issued, and 25,256,380 and 24,551,762 shares outstanding in 2001 and 2000, respectively	260	256
Class B Common Stock, $.01 par value; 28,358,189 shares authorized, 5,527,773 and 5,936,001 shares issued and outstanding in 2001 and 2000, respectively	55	59
Additional paid-in capital	59,012	63,491
Treasury stock, at cost (762,363 shares and 1,058,753 shares, respectively)	(35,482)	(50,128)
Retained earnings	422,555	361,026
Accumulated other comprehensive loss	(1,393)	(3,416)

Total shareholders' equity	445,007	371,288

Total liabilities and shareholders' equity	$479,556	$418,896

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS
(Amounts in thousands, except per share data)

	Year Ended December 31,
	2001	2000	1999
Net sales	$450,008	$481,569	$402,213
Cost of sales	240,115	249,141	198,942

Gross profit	209,893	232,428	203,271
Operating expenses:
Selling and marketing	49,688	48,306	39,990
Research and development	28,184	26,746	22,007
General and administrative	32,491	33,594	30,858
Amortization of intangible assets	5,233	4,046	291
Acquired in-process technology	—	5,953	—
Merger costs	1,838	5,113	6,341

Total operating expenses	117,434	123,758	99,487

Operating income	92,459	108,670	103,784

Other income (expense):
Investment income	5,419	11,345	8,732
Interest expense	(231)	(1,120)	(209)
Other, net	(1,508)	(6,984)	(3,507)

Total other income	3,680	3,241	5,016

Income before income taxes	96,139	111,911	108,800
Income taxes	34,610	40,289	39,168

Net income	$61,529	$71,622	$69,632

Basic earnings per share	$2.01	$2.33	$2.23
Diluted earnings per share	$1.99	$2.30	$2.21
Basic weighted average shares outstanding	30,645	30,790	31,175
Diluted weighted average and equivalent shares outstanding	30,881	31,155	31,521

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)

	Year Ended December 31,
	2001	2000	1999
Net income	$61,529	$71,622	$69,632
Other comprehensive income (loss):
Foreign currency translation adjustment	(977)	(1,508)	(1,432)
Unrealized holding gains (losses) on investments:
Net change in unrealized holding gain (loss) for the period, net of income tax expense (benefit) of $1,687 for 2001 and of ($801) for 2000.	3,000	(1,425)	—

Comprehensive income	$63,552	$68,689	$68,200

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in thousands)

						Accumulated Other Comprehensive Income
	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Unrealized Holding Loss on Investment	Cumulative Translation Adjustment	Total
Balance at December 31, 1998	$223	$86	$49,854	$219,772	$—	$—	$949	$270,884

Issuance of 474,676 shares of Class A Common Stock	5	—	9,828	—	—	—	—	9,833
Conversion of 2,079,731 shares of Class B Common Stock to 2,079,731 shares of Class A Common Stock	21	(21)	—	—	—	—	—	—
Tax benefit resulting from exercise of options	—	—	390	—	—	—	—	390
Net income	—	—	—	69,632	—	—	—	69,632
Foreign currency translation adjustment	—	—	—	—	—	—	(1,432)	(1,432)

Balance at December 31, 1999	249	65	60,072	289,404	—	—	(483)	349,307

Issuance of 128,827 shares of Class A Common Stock upon exercise of stock options	1	—	3,227	—	—	—	—	3,228
Conversion of 604,187 shares of Class B Common Stock to 604,187 shares of Class A Common Stock	6	(6)	—	—	—	—	—	—
Repurchase of 1,170,500 shares of Class A Common Stock	—	—	—	—	(55,505)	—	—	(55,505)
Reissuance of 111,747 treasury shares upon exercise of stock options	—	—	(1,952)	—	5,377	—	—	3,425
Tax benefit resulting from exercise of options	—	—	1,505	—	—	—	—	1,505
Gains on put options	—	—	639	—	—	—	—	639
Net income	—	—	—	71,622	—	—	—	71,622
Unrealized holding loss on investments (net of income taxes)	—	—	—	—	—	(1,425)	—	(1,425)
Foreign currency translation adjustment	—	—	—	—	—	—	(1,508)	(1,508)

Balance at December 31, 2000	256	59	63,491	361,026	(50,128)	(1,425)	(1,991)	371,288

Conversion of 408,228 shares of Class B Common Stock to 408,228 shares of Class A Common Stock	4	(4)	—	—	—	—	—	—
Reissuance of 296,390 treasury shares upon exercise of stock options	—	—	(5,751)	—	14,646	—	—	8,895
Tax benefit resulting from exercise of options	—	—	1,273	—	—	—	—	1,273
Loss on put options	—	—	(1)	—	—	—	—	(1)
Net income	—	—	—	61,529	—	—	—	61,529
Unrealized holding gain on investments (net of income taxes)	—	—	—	—	—	3,000	—	3,000
Foreign currency translation adjustment	—	—	—	—	—	—	(977)	(977)

Balance at December 31, 2001	$260	$55	$59,012	$422,555	$(35,482)	$1,575	$(2,968)	$445,007

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended December 31,
	2001	2000	1999
Cash flows from operating activities:
Net income	$61,529	$71,622	$69,632
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,691	14,383	9,900
Tax benefit from exercise of options	1,273	1,505	390
Acquired in-process technology	—	5,953	—
Depreciation (appreciation) in market value of investments and marketable securities	(1,209)	2,952	(936)
Write-down of long-term investment	2,242	—	—
Deferred income taxes	2,873	(6,076)	1,211
Changes in assets and liabilities, net of businesses acquired:
Accounts receivable, net	16,223	(7,106)	(5,216)
Inventories	17,284	(7,179)	(2,695)
Other assets	(7,895)	(542)	(2,931)
Accounts payable	(9,424)	(6,064)	3,233
Accrued expenses	3,083	(810)	(203)
Income taxes payable	(6,792)	3,372	3,055
Other operating activities	(1,928)	(305)	(286)
Investments and marketable securities	(78,874)	60,860	(59,471)

Net cash provided by operating activities	14,076	132,565	15,683

Cash flows from investing activities:
Purchases of property and equipment	(9,613)	(8,947)	(11,349)
Acquisition of Comtec Information Systems, net of cash acquired	—	(88,476)	—
Sales of investments and marketable securities	—	—	6,946

Net cash used in investing activities	(9,613)	(97,423)	(4,403)

Cash flows from financing activities:
Purchase of treasury stock	—	(55,505)	—
Proceeds from exercise of stock options	8,895	6,653	9,833
Proceeds from (cost of) put options	(1)	639	—
Issuance (repayment) of notes payable	72	(140)	70
Payments for obligation under capital lease, with related party	(103)	(322)	(312)

Net cash provided by (used in) financing activities	8,863	(48,675)	9,591

Effect of exchange rate changes on cash	(774)	(1,508)	(1,432)

Net increase (decrease) in cash and cash equivalents	12,552	(15,041)	19,439
Cash and cash equivalents at beginning of year	13,776	28,817	9,378

Cash and cash equivalents at end of year	$26,328	$13,776	$28,817

Supplemental disclosures of cash flow information:
Interest paid	$231	$1,120	$209
Income taxes paid	38,604	44,736	36,010
Supplemental disclosures of non-cash financing activity:
Conversion of Class B Common Stock to Class A Common Stock	4	6	21

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 Description of Business

        Zebra Technologies Corporation and its wholly-owned subsidiaries (the Company) design, manufacture, sell and support a broad line of bar code label and receipt printers and card printers, self-adhesive labeling materials, card supplies, thermal transfer ribbons and bar code label design software. These products are used principally in automatic identification (auto ID), data collection and personal identification applications and are distributed world-wide through a network of resellers, distributors and end users representing a wide cross-section of industrial, service and government organizations.

Note 2 Summary of Significant Accounting Policies

        Principles of Consolidation.    The accompanying financial statements have been prepared on a consolidated basis to include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company accounts, transactions, and unrealized profit have been eliminated in consolidation.

        Cash and Cash Equivalents.    Cash consists primarily of deposits with banks. In addition, the Company considers highly liquid short-term investments with original maturities of less than seven days to be cash equivalents. Previously, the Company considered highly liquid instruments with original maturities of less than three months to be cash equivalents. Those instruments with original maturities of seven to 119 days that were considered cash equivalents are now included in investments and marketable securities. The financial statements for all periods presented have been reclassified to reflect this change.

        Investments and Marketable Securities.    Investments and marketable securities at December 31, 2001, consisted of U.S. government securities, state and municipal bonds, partnership interests and equity securities, which are held indirectly in diversified funds actively managed by investment professionals. The Company classifies its debt and marketable equity securities in one of three categories: trading, available-for-sale or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities that the Company has the ability and intent to hold until maturity. All securities not included in trading or held-to-maturity are classified as available-for-sale.

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

        Intangible Assets.    Excess cost over fair value of net assets acquired represents the unamortized excess of the cost of acquiring a business over the fair values of the net assets received at the date of acquisition. This excess cost is being amortized on a straight-line basis over 20 years and is stated net of accumulated amortization of $4,648,000 and $2,870,000 at December 31, 2001 and 2000, respectively.

        Other intangible assets consist primarily of customer lists, assembled workforce and current technology. These assets are recorded at cost and amortized on a straight-line basis over periods up to 15 years. Accumulated amortization for these other intangible assets was $5,944,000 and $2,505,000 at December 31, 2001 and 2000, respectively.

        Revenue Recognition.    Revenue is recognized at the time of shipping and includes freight billed to customers.

        Research and Development Costs.    Research and development costs are expensed as incurred.

        Advertising.    Advertising costs are expensed as incurred. Advertising expenses for the years ended December 31, 2001, 2000 and 1999 totaled $4,405,000, $4,637,000 and $4,700,000, respectively.

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

        Use of Estimates.    The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Foreign Currency Translation.    The consolidated balance sheets of the Company's foreign subsidiaries are translated into U.S. dollars using the year-end exchange rate, and statement of earnings items are translated using the average exchange rate for the year. The resulting translation gains or losses are recorded in shareholders' equity as a cumulative translation adjustment, which is a component of accumulated other comprehensive loss.

        Capitalized Software.    The Company's investment in software development consists primarily of enhancements to its existing E-commerce web-based application, which will include the automation of current business activities. Specifically, the activities include the processing of customer orders; the acknowledgement of customer orders and delivery; and the financial invoicing for all of Zebra's products and will aid in enabling the Company to create new business efficiencies.

        Costs associated with the planning and design phases of web-based development, including coding and testing activities necessary to establish technological feasibility of the functionality of the website, are charged to research and development as incurred. Once technological feasibility has been determined, costs incurred in the construction phase of software development including coding, testing, and product quality assurance are capitalized.

        Amortization commences at the time of capitalization or, in the case of a new service offering, at the time the service becomes available for use. Unamortized capitalized costs determined to be in excess of the net realizable value of the product are expensed at the date of such determination. The Company assesses the recoverability of its software development costs against estimated future undiscounted cash flows. Given the highly competitive environment and technological changes, it is reasonably possible that those estimates of anticipated future gross revenue, the remaining estimated economic life of the product, or both may be reduced significantly.

        Funded Engineering Arrangement.    The Company is part of an arrangement with a third party, whereby the Company will be reimbursed for certain engineering services performed on behalf of the third party. The arrangement has a term of three years. The arrangement also provides that the Company will be the exclusive manufacturer of the products resulting from the engineering agreement. The products will be distributed under the third party's brand name. During 2001, the Company incurred approximately $2,800,000 of reimbursable expenses under the agreement. As of December 31, 2001, the Company had an accounts receivable of approximately $2,600,000, including an unbilled portion of $1,100,000 related to the arrangement.

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

        Recently Issued Accounting Pronouncements.    In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which supersedes APB Opinion No. 17, Intangible Assets. SFAS 142 replaces the requirements to amortize intangible assets with indefinite lives and goodwill with a requirement for an impairment test. SFAS 142 also requires an evaluation of intangible assets and their useful lives and a transitional impairment test for goodwill and certain intangible assets upon adoption. After transition, the impairment test will be performed annually. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Management is currently evaluating the impact of adopting SFAS 142 on the Company's consolidated financial statements.

        As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $54,455,000, which includes existing intangible assets that are not considered identifiable under SFAS No. 142. Amortization expense related to goodwill was $5,134,000 and $1,283,000 for the year ended December 31, 2001 and three months ended December 31, 2001, respectively. Because of the extensive effort needed to comply with adopting SFAS 142, it is not practicable to reasonably estimate the impact of adopting this Statement on the Company's financial statements at the date of this report, including whether it will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

        In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and for the associated asset retirement costs. SFAS 143 must be applied starting with fiscal years beginning after June 15, 2002. Management is currently evaluating the impact that the adoption of SFAS 143 will have on the consolidated financial statements.

        In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal for Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that Statement. SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. It retains, however, the requirement in APB Opinion No. 30 to report separately discontinued operations, and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company is in the process of evaluating the impact that adoption of SFAS No. 144 may have on the financial statements; however, such impact, if any, is not known or reasonably estimable at this time.

        Reclassifications.    Certain amounts in the prior years' financial statements have been reclassified to conform to the current year's presentation.

Note 3 Business Combinations

        Comtec Information Systems, Inc.    On April 3, 2000, the Company acquired Comtec Information Systems, Inc. (Comtec), by acquiring all of the outstanding capital stock of Comtec for approximately $88,476,000 in cash. Located in Warwick, Rhode Island, Comtec had been a privately held company. Comtec designs, manufactures and supports mobile printing systems. The acquisition was accounted for under the purchase method. Accordingly, the purchase price has been allocated to identifiable tangible assets and intangible assets acquired and liabilities assumed based on their estimated fair values. Estimated amounts allocated to acquired in-process technology were expensed at the time of the acquisition. The excess of cost over net assets acquired is amortized on a straight-line basis over the expected period to be benefited of 20 years. Other intangible assets are amortized on a straight-line basis over periods up to 15 years. The consolidated statements of earnings reflect the results of operations of Comtec since the effective date of the acquisition.

        The following summary presents information concerning the purchase price allocation for the Comtec acquisition:

Amount (in thousands)
Net tangible assets	$15,235
Acquired in-process technology	5,953
Intangible assets	31,786
Excess of cost over fair value of net assets acquired	35,502

Purchase price	$88,476

        Pending Transaction.    On July 31, 2001, the Company announced that it signed a definitive agreement to acquire all of the outstanding common stock (including associated rights to purchase preferred stock) of Fargo Electronics, Inc., for $7.25 per share in cash, or approximately $86,000,000, plus approximately $16,500,000 in debt. This debt will become due upon consummation of the tender offer. On August 3, 2001, Zebra, through its Rushmore Acquisition Corporation wholly owned subsidiary, commenced a cash tender offer for Fargo Electronics common stock. The tender offer is subject to certain conditions, including successful termination of Hart-Scott-Rodino antitrust review, and at least a majority of the outstanding shares of Fargo's common stock on a fully diluted basis being tendered without withdrawal before expiration of the offer.

        The applicable Hart-Scott-Rodino antitrust review waiting period has yet to expire or be terminated. Zebra intends to extend the offer at least until expiration or termination of the Hart-Scott-Rodino antitrust review waiting period, subject to the provisions of the acquisition agreement. Pursuant to the acquisition agreement signed by Zebra and Fargo, the tender offer will generally be extended in increments of 10 business days. See Zebra's Form 8-K dated July 31, 2001, for additional information regarding the Fargo transaction. In addition, see the Acquisition Agreement, Amendment No. 1 to the Acquisition Agreement, Amendment No. 2 to the Acquisition Agreement, and Amendment No. 3 to the Acquisition Agreement, all of which have been filed with the SEC.

        Fargo Electronics, Inc. designs and manufactures desktop plastic card personalization systems. Fargo printing systems create personalized plastic identification cards complete with digital images and text, lamination, and electronically encoded information. On a combined basis, sales of instant-issuance plastic card printers and related supplies and accessories would represent approximately 20% of Zebra's net sales for the twelve-month period that ended December 31, 2001.

Note 4 Earnings Per Share

        For the years ended December 31, 2001, 2000, and 1999, earnings per share were computed as follows (in thousands, except per-share amounts):

	Years Ended December 31,
	2001	2000	1999
Basic earnings per share:
Net income	$61,529	$71,622	$69,632
Weighted average common shares outstanding	30,645	30,790	31,175
Per share amount	$2.01	$2.33	$2.23
Diluted earnings per share:
Net income	$61,529	$71,622	$69,632
Weighted average common shares outstanding	30,645	30,790	31,175
Add: Effect of dilutive securities—stock options	236	365	346

Diluted weighted average and equivalent shares outstanding	30,881	31,155	31,521
Per share amount	$1.99	$2.30	$2.21

        The potentially dilutive securities, which were excluded from the earnings per share calculation, consisted of stock options for which the exercise price was greater than the average market price of the Class A Common Stock. For the years ended December 31, the shares amounted to 436,325 in 2001, 267,500 in 2000, and 21,500 in 1999.

Note 5 Investments and Marketable Securities

        The amortized cost, gross unrealized holding gains, gross unrealized holding losses and aggregate fair value of investment securities at December 31, 2001, were as follows (in thousands):

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Available for sale (included in other assets):
Equity securities	$1,804	$2,462	$—	$4,266
Trading securities:
U.S. government and agency securities	118,825	42	(53)	118,814
State and municipal bonds	76,576	286	(222)	76,640
Corporate bonds	5,077	89	—	5,166
Partnership interests	17,326	3,104	(29)	20,401
Other	2,000	—	—	2,000

	219,804	3,521	(304)	223,021

	$221,608	$5,983	$(304)	$227,287

        The amortized cost, gross unrealized holding gains, gross unrealized holding losses and aggregate fair value of investment securities at December 31, 2000, were as follows (in thousands):

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Available for sale (included in other assets):
Equity securities	$4,596	$—	$(2,226)	$2,370
Trading securities:
U.S. government and agency securities	22,564	110	(61)	22,613
State and municipal bonds	104,699	326	(816)	104,209
Corporate bonds	5,054	35	—	5,089
Partnership interests	8,614	2,413	—	11,027

	140,931	2,884	(877)	142,938

	$145,527	$2,884	$(3,103)	$145,308

        The Company is a limited partner in two non-registered partnerships. The partnerships seek to provide returns to its partners by making strategic investments in a diversified portfolio of investment funds. Zebra's investment as a limited partner allows it to have liability protection limited to the amount of its investments in the funds.

        The contractual maturities of debt securities at December 31, 2001, were as follows (in thousands):

Fair Value
Due within one year	$131,583
Due after one year through five years	25,067
Due after five years	45,970

$202,620

        Using the specific identification method, the proceeds and realized gains on the sales of available-for-sale securities were as follows (in thousands):

	2001	2000	1999
Proceeds	—	—	$6,947
Realized gains (losses)	($2,242)	—	19

        The realized loss of $2,242,000 in 2001 is the result of a write-down of an available-for-sale security whose decline in value was determined to be other than temporary.

Note 6 Related-Party Transactions

        Unique Building Corporation (Unique), an entity controlled by certain officers and stockholders of the Company, leases a facility and equipment to the Company under a lease described in Note 11. Management believes that the lease payments are substantially consistent with amounts that could be negotiated with third parties on an arm's-length basis.

        Lease payments related to the leases were included in the consolidated financial statements as follows (in thousands):

Unique Operating Lease Payments
2001	$2,085
2000	2,085
1999	1,662

Note 7 Inventories

        The components of inventories, net of allowances, are as follows (in thousands):

	December 31,
	2001	2000
Raw material	$25,410	$35,907
Work in process	1,360	365
Finished goods	13,153	20,580

Total inventories	$39,923	$56,852

Note 8 Property and Equipment

        Property and equipment, which includes assets under capital leases, is comprised of the following (in thousands):

	December 31,
	2001	2000
Buildings	$12,029	$11,981
Land	1,910	1,910
Machinery, equipment and tooling	35,507	31,211
Machinery and equipment under capital leases	1,670	1,670
Furniture and office equipment	5,681	5,375
Computers and software	28,951	27,854
Automobiles	183	254
Leasehold improvements	2,997	2,516
Projects in progress	2,705	1,508

	91,633	84,279
Less accumulated depreciation and amortization	(50,891)	(42,692)

Net property and equipment	$40,742	$41,587

        Amortization of capitalized software was $1,834,000 in 2001, $1,797,000 in 2000, and $2,129,000 in 1999.

Note 9 Income Taxes

        The geographical sources of earnings before income taxes were as follows (in thousands):

	2001	2000	1999
United States	$90,272	$101,532	$95,637
Outside United States	5,867	10,379	13,163

Total	$96,139	$111,911	$108,800

        The Company does not provide for deferred income taxes on undistributed earnings of foreign subsidiaries, which totaled approximately $8,700,000 at December 31, 2001 and $6,500,000 at December 31, 2000. Management expects such earnings to be permanently reinvested in these companies. Should such earnings be remitted to the Company, foreign tax credits would be available to substantially offset the U.S. income taxes due upon repatriation.

        The provision for income taxes consists of the following (in thousands):

	2001	2000	1999
Current:
Federal	$25,998	$35,362	$27,914
State	5,319	6,441	4,489
Foreign	2,107	3,761	5,554
Deferred:
Federal	1,132	(4,922)	1,376
State	152	(472)	(85)
Foreign	(98)	119	(80)

Total	$34,610	$40,289	$39,168

        The provision for income taxes differs from the amount computed by applying the U.S. statutory Federal income tax rate of 35%. The reconciliation of statutory and effective income taxes is presented below (in thousands):

	2001	2000	1999
Provision computed at statutory rate	$33,649	$39,169	$38,080
State income tax (net of Federal tax benefit)	3,556	3,880	2,862
Tax-exempt interest and dividend income	(1,524)	(1,588)	(1,677)
Tax benefit of exempt foreign trade income	(1,438)	(1,035)	(805)
Other	367	(137)	708

Provision for income taxes	$34,610	$40,289	$39,168

        Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. Based on management's assessment, it is more likely than not that the deferred tax assets will be realized through future taxable earnings.

        The Company is litigating a dispute over a 1998 tax assessment in the amount of approximately $2,600,000, including penalties and interest, with the Illinois Department of Revenue for the years 1993 through 1995. The case was filed by the Company on November 1, 2000, in the District Court of Illinois and tried during November 2000. The decision from the court was unfavorable to the Company but has been appealed. Management believes that adequate provisions have been made in the Company's financial statements for the estimated liability arising from this dispute.

        The Illinois Department of Revenue is currently examining the Company's tax returns for the years 1996 and 1997. Management believes that this examination will not be completed until the outcome of the lawsuit relating to the 1993 through 1995 returns is known. The Company believes that adequate provisions have also been made in its financial statements related to the potential assessments for the years 1996 through 2000.

        Tax effects of temporary differences that give rise to deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2001	2000
Deferred tax assets:
Deferred rent-building	$124	$83
Capital equipment lease	11	15
Accrued vacation	576	825
Inventory items	2,193	2,354
Allowance for doubtful accounts	259	152
Other accruals	3,102	2,843
Acquisition related items	2,321	2,538
Unrealized loss on securities	—	1,235

Total deferred tax assets	8,586	10,045
Deferred tax liabilities:
Unrealized gain on securities	(1,717)	—
Depreciation	(1,672)	(1,975)

Total deferred tax liabilities	(3,389)	(1,975)

Net deferred tax asset	$5,197	$8,070

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

        The Company has a discretionary profit-sharing plan for qualified employees, to which it contributed 1.9% of eligible earnings for 2001, 3.1% for 2000 and 4.2% for 1999. Participants are not permitted to make contributions under the profit-sharing plan.

        Company contributions to these plans, which were charged to operations, approximated the following (in thousands):

	2001	2000	1999
401(k)	$1,374	$1,287	$740
Profit sharing	1,178	877	820

Total	$2,552	$2,164	$1,560

Note 11 Commitments and Contingencies

        Leases.    In September 1989, the Company entered into a lease agreement for its Vernon Hills facility and certain machinery, equipment, furniture and fixtures with Unique Building Corporation. The facility portion of the lease is the only remaining portion in existence as of December 31, 2001, and is treated as an operating lease. An amendment to the lease dated July 1997 added 59,150 square feet and extended the term of the existing lease through June 30, 2014. The lease agreement includes a modification to the base monthly rental, which goes into effect if the prescribed rent payment is less than the aggregate principal and interest payments required to be made by Unique under an Industrial Revenue Bond (IRB).

        Minimum future obligations under noncancelable operating leases and future minimum capital lease payments as of December 31, 2001, are as follows (in thousands):

	Capital Lease	Operating Leases
2002	$106	$3,742
2003	106	3,107
2004	91	2,643
2005	91	2,636
2006	91	2,604
Thereafter	105	19,972

Total minimum lease payments	$590	$34,704

Less amount representing interest	(103)

Present value of minimum payments	487
Less current portion of obligation under capital lease	(79)

Long-term portion of obligation under capital lease	$408

        Rent expense for operating leases charged to operations for the years ended December 31, 2001, 2000, and 1999 was $4,917,000, $4,833,000, and $4,317,000, respectively.

        Letter of credit.    In connection with the lease agreements described above, the Company has guaranteed Unique's full and prompt payment under Unique's letter of credit agreement with a bank. The contingent liability of the Company under this guaranty as of December 31, 2001, is $700,000, which is the limit of the Company's guaranty throughout the term of the IRB.

        Derivative Instruments.    In the normal course of business, portions of the Company's operations are subject to fluctuations in currency values. The Company addresses these risks through a controlled program of risk management that includes the use of derivative financial instruments.

        The Company enters into foreign exchange forward contracts to manage exposure to fluctuations in foreign exchange rates to the funding of its United Kingdom operations. The Company accounts for such contracts by recording any unrealized gains or losses in income each reporting period. The notional principal amounts of outstanding forward contracts were €16,391,000 and £6,019,000 at December 31, 2001, and €15,000,000 at December 31, 2000. The realized loss was $661,000 in 2001 and the realized gain was $367,000 in 2000.

Note 12 Segment Data and Export Sales

        The Company operates in one industry segment. Information regarding the Company's operations by geographic area for the years ended December 31, 2001, 2000, and 1999 is contained in the following table. These amounts (in thousands) are reported in the geographic area where the final sale originates.

	United States	United Kingdom	Other	Total
2001
Net sales	$325,003	$111,577	$13,428	$450,008
Long-lived assets	107,491	5,755	1,071	114,317
2000
Net sales	$357,412	$100,988	$23,169	$481,569
Long-lived assets	103,957	6,526	1,258	111,741
1999
Net sales	$284,462	$97,426	$20,325	$402,213
Long-lived assets	39,370	6,799	1,695	47,864

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

Note 14 Stock Option and Purchase Plans

        As of December 31, 2001, the Company had four active stock option and stock purchase plans, described below.

        The Board of Directors and stockholders adopted the Zebra Technologies Corporation Stock Option Plan (the 1991 Plan), effective as of August 1, 1991. A total of 400,000 shares of Class A Common Stock was authorized and reserved for issuance under the 1991 Plan. Under this plan, the Company has granted only nonqualified stock options. During 2001, all options expired, and thus, no shares are available under the plan.

        The Board of Directors and stockholders also adopted a Directors' Stock Option Plan, which reserved 80,000 shares of Class A Common Stock for issuance under the plan. During 2001, all options expired, and thus, no shares are available under the plan.

        The Board of Directors and stockholders adopted an employee stock purchase plan (Stock Purchase Plan) and reserved 300,000 shares of Class A Common Stock for issuance thereunder. Under this plan, employees who work a minimum of 20 hours per week may elect to withhold up to 10% of their cash compensation through regular payroll deductions to purchase shares of Class A Common Stock from the Company over a period not to exceed 12 months at a purchase price per share equal to the lesser of: (1) 85% of the fair market value of the shares as of the date of the grant, or (2) 85% of the fair market value of the shares as of the date of purchase. A total of 248,411 shares were purchased under this plan, which terminated on July 11, 2001.

        The Board of Directors adopted the 1997 Stock Option Plan, effective February 11, 1997, and 4,250,000 shares of Class A Common Stock were reserved for issuance under the plan. The 1997 Stock Option Plan is a flexible plan that provides the committee that administers the Plan broad discretion to fashion the terms of the awards to provide eligible participants with stock-based incentives, including: (i) nonqualified and incentive stock options for the purchase of the Company's Class A Common Stock and (ii) dividend equivalents. The persons eligible to participate in the 1997 Stock Option Plan are directors, officers, and employees of the Company or any subsidiary of the Company who, in the opinion of the committee administering the plan, are in a position to make contributions to the growth, management, protection and success of the Company or its subsidiaries. As of December 31, 2001, 1,916,098 shares were available under the plan.

        The options granted under the 1997 Stock Option Plan have an exercise price equal to the closing market price of the Company's stock on the date of grant. The options generally vest over two- to five-year periods and have a legal life of ten years from the date of grant. A committee of the Board of Directors determines the specific provisions of any grant.

        The Company's Board of Directors adopted the 1997 Director Plan, effective February 11, 1997. The 1997 Director Plan provides for the issuance of options to purchase up to 77,000 shares of Class A Common Stock, which shares are reserved and available for purchase upon the exercise of options granted under the 1997 Director Plan. Only directors who are not employees or officers of the Company are eligible to participate in the 1997 Director Plan. Under the 1997 Director Plan, each non-employee director was granted, on the effective date of the plan, an option to purchase 15,000 shares of Class A Common Stock, and each non-employee director subsequently elected to the Board will be granted an option to purchase shares of Class A Common Stock on the date of his or her election. Options granted under the 1997 Director Plan provide for the purchase of Class A Common Stock at a price equal to the fair market value on the date of grant. If there are not sufficient shares remaining and available to all non-employee directors eligible for an automatic grant at the time at which an automatic grant would otherwise be made, then each eligible non-employee director shall receive an option to purchase a pro rata number of shares. As of December 31, 2001, 24,500 shares were available under the plan. Unless otherwise provided in an option agreement, options granted under the 1997 Director Plan shall become exercisable in five equal increments beginning on the date of the grant and on each of the first four anniversaries thereof. All options expire on the earlier of (a) ten years following the grant date or (b) the second anniversary of the termination of the non-employee director's directorship for any reason other than due to death or disability (as defined in the 1997 Director Plan).

        The Board of Directors and stockholders adopted the 2001 Stock Purchase Plan and reserved 500,000 shares of Class A Common Stock for issuance thereunder. Under this plan, employees who work a minimum of 20 hours per week may elect to withhold up to 10% of their cash compensation through regular payroll deductions to purchase shares of Class A Common Stock from the Company over a period not to exceed 12 months at a purchase price per share equal to the lesser of: (1) 85% of the fair market value of the shares as of the date of the grant, or (2) 85% of the fair market value of the shares as of the date of purchase. As of December 31, 2001, 27,547 shares have been purchased under the plan.

        The Company applies APB No. 25 in accounting for its plans. No compensation cost has been recognized for its fixed stock option plans and its stock purchase plan. Had compensation cost for the Company's stock option and stock purchase plans been determined consistent with SFAS No. 123, the Company's net income and diluted earnings per share would have been as follows:

	2001	2000	1999
Net income:
As reported	$61,529	$71,622	$69,632
Pro forma	57,971	67,613	66,569
Basic earnings per share:
As reported	$2.01	$2.33	$2.23
Pro forma	1.89	2.20	2.14
Diluted earnings per share:
As reported	$1.99	$2.30	$2.21
Pro forma	1.88	2.17	2.11

        For purposes of calculating the compensation cost consistent with SFAS No. 123, the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for stock option grants in 2001, 2000, and 1999, respectively: expected dividend yield of 0% for each period; expected volatility of 59%, 58%, and 50%; risk free interest rate of 4.38%, 5.05%, and 6.54%; and expected weighted-average life of five years. The fair market value of options granted were $11,930,000 in 2001, $24,290,000 in 2000 and $19,774,000 in 1999.

        The fair value of the employees' purchase rights pursuant to the Stock Purchase Plan are estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for purchase rights granted in 2001, 2000, and 1999, respectively: fair market value of $38.18, $44.62, and $30.45; option price of $32.45, $37.92, and $25.88; expected dividend yield of 0% for each period; expected volatility of 54%, 71%, and 49%; risk-free interest rate of 2.17%, 5.85%, and 6.11%; and expected lives of three months to one year.

        Stock option activity for the years ended December 31, 2001, 2000, and 1999 was as follows:

	2001		2000		1999
Fixed Options	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding at beginning of year	1,487,277	$36.08	1,390,588	$27.88	1,416,138	$26.55
Granted	287,500	41.49	440,000	55.29	720,500	27.45
Exercised	(247,838)	28.38	(195,369)	23.76	(433,526)	21.28
Canceled	(113,554)	38.02	(147,942)	31.57	(312,524)	30.03

Outstanding at end of year	1,413,385	38.38	1,487,277	36.10	1,390,588	27.88
Options exercisable at end of year	477,385	31.22	417,570	27.82	291,485	25.24

        The following table summarizes information about fixed stock options outstanding at December 31, 2001:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
$4.31	4,500	2.52 years	$4.31	4,500	$4.31
$17.38-$26.56	514,377	6.50 years	$25.88	266,302	$25.58
$29.25-$40.88	445,183	7.79 years	$37.26	137,758	$31.51
$43.13-$54.69	229,825	8.41 years	$47.92	34,625	$47.76
$60.63	219,500	8.13 years	$60.63	34,200	$60.63

	1,413,385			477,385

Note 15 Quarterly Results of Operations (unaudited)

(Amounts in thousands, except per share data)

2001	First Quarter (1)	Second Quarter (1)	Third Quarter (1)	Fourth Quarter (1)
Net sales	$115,144	$112,935	$110,318	$111,611
Gross profit	54,022	52,334	52,037	51,500
Operating expenses	29,339	31,069	28,317	28,709
Operating income	24,683	21,265	23,720	22,791
Net income	16,930	14,471	14,882	15,246
Basic earnings per share	$0.55	$0.47	$0.49	$0.50
Diluted earnings per share	$0.55	$0.47	$0.48	$0.49
2000	First Quarter (1)	Second Quarter (1)	Third Quarter (1)	Fourth Quarter (1)
Net sales	$99,635	$129,995	$129,717	$122,222
Gross profit	49,380	62,312	64,180	56,555
Operating expenses	25,171	37,369	29,325	31,892
Operating income	24,209	24,943	34,855	24,663
Net income	15,228	16,650	22,590	17,154
Basic earnings per share	$0.48	$0.54	$0.74	$0.56
Diluted earnings per share	$0.48	$0.53	$0.73	$0.56

(1)
Reflects pretax charges for merger costs and acquired in-process technology relating to the Company's merger with Eltron International, Inc. and acquisition of Comtec Information Systems, Inc. as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2001	$832	$532	$305	$169
2000	$1,009	$7,685	$1,651	$721

Note 16 Major Customers

        No customer accounted for 10% or more of net sales in 2001, 2000 or 1999.

Note 17 Subsequent Event

        On March 13, 2002, the Company's Board of Directors established a Stockholder Rights Plan under which stockholders will receive one Class A Right for each share of the Company's Class A Common Stock they own and one Class B Right for each share of the Company's Class B Common Stock they own on March 15, 2002 (collectively, the "Rights"). Each Class A Right entitles the holder to purchase from the Company one ten-thousandth of a share of the Company's Series A Junior Participating Preferred Stock and each Class B Right entitles the holder to purchase from the Company one ten-thousandth of a share of the Company's Series B Junior Participating Preferred Stock, each at an exercise price of $300 per one ten-thousandth of a Preferred Share, subject to adjustment. The Rights will only be exercisable if a person or group (excluding certain grandfathered persons) acquires, has the right to acquire, or has commenced a tender offer for 15% or more of the Company's outstanding common stock. If any person or group acquires 15% or more of the Company's outstanding common stock, each Right not owned by that person or group or related parties will enable its holder to either purchase, at the Right's exercise price, common stock (or, in certain circumstances, cash, property or other securities of the Company) having double the value of the exercise price, or if so determined by the Board of Directors, exchange each Right for one share of Common Stock. In the event of certain merger or asset sale transactions with another party, the Rights would entitle their holders to purchase that party's common stock on similar terms.

        Upon approval by the Board of Directors, the Rights may be redeemed for $0.001 per Right at any time prior to the time a person or group has acquired 15% of the Company's outstanding common stock. The Rights are nonvoting, pay no dividends and expire on March 14, 2012, unless earlier redeemed or terminated. A committee of the Board of Directors comprised of the independent directors will review the Rights Agreement at least every three years and may recommend a modification or termination of the Rights Agreement.

ZEBRA TECHNOLOGIES CORPORATION
Schedule II
Valuation and Qualifying Accounts
(Amounts in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Valuation account for accounts receivable:
Year ended December 31, 2001	$1,420	$489	$(66)	$1,975
Year ended December 31, 2000	$1,850	$(47)	$383	$1,420
Year ended December 31, 1999	$2,156	$(176)	$130	$1,850
Valuation account for inventories:
Year ended December 31, 2001	$5,743	$2,171	$1,998	$5,916
Year ended December 31, 2000	$4,556	$3,692	$2,505	$5,743
Year ended December 31, 1999	$9,354	$971	$5,769	$4,556

See accompanying independent auditors' report.

QuickLinks

INDEX
  PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
  PART II
  Item 5. Market for Registrant's Common Stock and Related Stockholder Matters
  Item 6. Selected Consolidated Financial Data
CONSOLIDATED STATEMENTS OF EARNINGS DATA
CONSOLIDATED BALANCE SHEET DATA
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosure About Market Risk
  Item 8. Financial Statements and Supplemental Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
  PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
  PART IV
  Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
Index to Exhibits