Form 10-Q
period 2002-03-31
ZEBRA TECHNOLOGIES CORP/DE
filed 2002-05-02
CIK 877212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the quarterly period ended March 30, 2002

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

☒   Yes   ☐   No

As of April 24, 2002, there were the following shares outstanding:

Class A Common Stock, $.01 par value                   26,248,634

Class B Common Stock, $.01 par value                   5,297,882

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

QUARTER ENDED MARCH 30, 2002

PART I - FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

	March 30,	December 31,
	2002	2001
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$20,005	$26,328
Investments and marketable securities	250,287	223,021
Accounts receivable, net	72,317	67,160
Inventories	36,817	39,923
Deferred income taxes	4,328	4,295
Prepaid expenses	2,626	3,611
Total current assets	386,380	364,338

Property and equipment at cost, less accumulated depreciation and amortization	40,418	40,742
Long-term deferred income taxes	1,742	902
Excess of cost over fair value of net assets acquired	54,455	32,735
Other intangibles	4,606	26,693
Other assets	9,900	14,146
Total assets	$497,501	$479,556

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$15,606	$14,414
Accrued liabilities	11,878	14,993
Short-term note payable	285	221
Current portion of obligation under capital lease with related party	102	79
Income taxes payable	10,096	4,121
Total current liabilities	37,967	33,828
Obligation under capital lease with related party, less current portion	233	408
Deferred rent	339	313
Other long-term liability	309	—
Total liabilities	38,848	34,549

Shareholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, none outstanding	—	—
Class A Common Stock, $.01 par value; 50,000,000 shares authorized, 26,038,366 and 26,018,743 shares issued, and 25,307,222 and 25,256,380 shares outstanding in 2002 and 2001, respectively	260	260
Class B Common Stock, $.01 par value; 28,358,189 shares authorized, 5,508,150 and 5,527,773 shares issued and outstanding in 2002 and 2001, respectively	55	55
Additional paid-in capital	58,222	59,012
Treasury stock, at cost (731,144 shares and 762,363 shares, respectively)	(33,810)	(35,482)
Retained earnings	437,495	422,555
Accumulated other comprehensive loss	(3,569)	(1,393)
Total shareholders’ equity	458,653	445,007
Total liabilities and shareholders’ equity	$497,501	$479,556

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 30,	March 31,
	2002	2001
Net sales	$110,185	$115,144
Cost of sales	58,173	61,122
Gross profit	52,012	54,022
Operating expenses:
Selling and marketing	11,950	12,074
Research and development	7,455	6,596
General and administrative	9,329	8,554
Amortization of intangible assets	367	1,283
Costs related to terminated acquisition	3,300	—
Merger costs	73	832
Total operating expenses	32,474	29,339

Operating income	19,538	24,683

Other income (expense):
Investment income	4,167	2,162
Interest expense	(55)	(92)
Other, net	(313)	(299)
Total other income	3,799	1,771

Income before income taxes	23,337	26,454
Income taxes	8,397	9,524
Net income	$14,940	$16,930

Basic earnings per share	$0.49	$0.55
Diluted earnings per share	$0.48	$0.55

Basic weighted average shares outstanding	30,799	30,541
Diluted weighted average and equivalent shares outstanding	31,076	30,790

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	Three Months Ended
	March 30,	March 31,
	2002	2001
Net income	$14,940	$16,930

Other comprehensive income (loss):
Foreign currency translation adjustment	(569)	(1,425)
Unrealized holding gains (losses) on investments:
Net change in unrealized holding gain, net of income tax of $29 for 2001 and reclassification adjustment for (gains) losses included in net income, net of income tax benefit of $904 for 2002	(1,607)	52
Comprehensive income	$12,764	$15,557

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Three Months Ended
	March 30,	March 31,
	2002	2001
Cash flows from operating activities:
Net income	$14,940	$16,930
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,005	3,844
Depreciation in market value of investments and marketable securities	(271)	(296)
Deferred income taxes	(873)	(475)
Changes in assets and liabilities:
Accounts receivable, net	(5,406)	7,368
Inventories	2,971	905
Other assets	2,639	(1,046)
Accounts payable	1,192	(5,433)
Accrued liabilities	(3,115)	300
Income taxes payable	5,975	3,425
Other operating activities	1,011	(365)
Investments and marketable securities	(26,995)	(24,681)
Net cash provided by (used in) operating activities	(4,927)	476

Cash flows from investing activities:
Purchases of property and equipment	(2,314)	(1,982)
Net cash used in investing activities	(2,314)	(1,982)

Cash flows from financing activities:
Proceeds from exercise of stock options	882	2,277
Issuance of notes payable	373	105
Payments for obligation under capital lease, with related party	(152)	(169)
Net cash provided by financing activities	1,103	2,213

Effect of exchange rate changes on cash	(185)	(1,425)

Net decrease in cash and cash equivalents	(6,323)	(718)
Cash and cash equivalents at beginning of period	26,328	13,776
Cash and cash equivalents at end of period	$20,005	$13,058

Supplemental disclosures of cash flow information:
Interest paid	$55	$92
Income taxes paid	2,360	6,001

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Basis of Presentation

Zebra Technologies Corporation and subsidiaries (the Company) prepared, without audit, the consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K filed with the Securities and Exchange Commission. The consolidated balance sheet as of December 31, 2001, presented herein, has been derived from the audited consolidated balance sheet contained in the Annual Report on Form 10-K. In the opinion of the Company, the interim consolidated financial statements reflect all adjustments necessary to present fairly the consolidated financial position of the Company as of March 30, 2002, and the consolidated results of operations and cash flows for the three months ended March 30, 2002, and March 31, 2001. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

Note 2 — Inventories

The components of inventories are as follows (in thousands):

	March 30,	December 31,
	2002	2001
Raw material	$22,544	$25,410
Work in process	1,045	1,360
Finished goods	13,228	13,153
Total inventories	$36,817	$39,923

Note 3 — Earnings Per Share

Earnings per share were computed as follows (in thousands, except per-share amounts):

	Three Months Ended
	March 30,	March 31,
	2002	2001
Basic earnings per share:
Net income	$14,940	$16,930
Weighted average common shares outstanding	30,799	30,541
Per share amount	$0.49	$0.55

Diluted earnings per share:
Net income	$14,940	$16,930
Weighted average common shares outstanding	30,799	30,541
Add: Effect of dilutive securities — stock options	277	249
Diluted weighted average and equivalent shares outstanding	31,076	30,790
Per share amount	$0.48	$0.55

The potentially dilutive securities, which were excluded from the earnings per share calculation, consisted of stock options for which the exercise price was greater than the average market price of the Class A Common Stock. For the first quarter, the shares amounted to 428,000 for the quarter ended March 30, 2002, and 222,275 for the quarter ended March 31, 2001.

Note 4 — New Accounting Pronouncements Including Intangible Asset Data

During the first quarter of 2002, Zebra implemented SFAS No. 142, Goodwill and Other Intangible Assets, which replaces the requirements to amortize intangible assets with indefinite lives and goodwill with a requirement for an impairment test. SFAS No. 142 also establishes requirements for identifiable intangible assets. As a result, during the quarter Zebra reclassified $21,720,000 of intangible assets into goodwill. Operating income for the first quarter of 2001 includes $959,000 of amortization of goodwill and other intangible assets that are not included in 2002 results, because of the implementation of SFAS No. 142.

Intangible asset data are as follows (in thousands):

	As of March 30, 2002
	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Current technology	$7,346	$(2,740)

Unamortized intangible assets
Goodwill	$54,455

Aggregate amortization expense
For the quarter ended March 30, 2002	$367

Estimated amortization expense
For the year ended December 31, 2002	$1,468
For the year ended December 31, 2003	1,468
For the year ended December 31, 2004	1,468
For the year ended December 31, 2005	569

Net income, basic earnings per share, and diluted earnings per share would have been $17,544,000, $0.57, and $0.57, respectively, for the three months ended March 31, 2001, if adjusted for the impact of the implementation of SFAS No. 142.

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

Note 5 — Derivative Instruments

In the normal course of business, portions of the Company’s operations are subject to fluctuations in currency values. The Company addresses these risks through a controlled program of risk management that includes the use of derivative financial instruments.

The Company enters into foreign exchange forward contracts to manage exposure to fluctuations in foreign exchange rates related to the funding of its United Kingdom operations. The Company accounts for such contracts by recording any unrealized gains or losses in income each reporting period. The notional principal amounts of outstanding forward contracts were €20,000,000 and £6,659,000 at March 30, 2002, and  €18,121,000 and £137,000 at March 31, 2001. The realized gain was $149,000 for the quarter ended March 30, 2002, and the realized gain or loss for the quarter ended March 31, 2001, was not material.

Note 6 — Acquisition Termination Costs and Sale of Investment

In the first quarter of 2002, the Company terminated the acquisition agreement and tender offer in which the Company would acquire all outstanding shares of common stock (including associated rights to purchase preferred stock) of Fargo Electronics, Inc. for $7.25 per share in cash. In connection with the termination, the Company recorded $3,300,000 in expenses for capitalized acquisition costs and other acquisition costs that would otherwise have been capitalized. There was no such expense in the first quarter of 2001. Also during the quarter ended March 30, 2002, the Company sold its investment in common stock of Fargo and realized a pre-tax gain of $1,953,000.

Item 2.                                                           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations: First Quarter of 2002 versus First Quarter of 2001

Net sales for the first quarter of 2002 were $110,185,000, down 4.3% from $115,144,000 for the first quarter of 2001. Hardware sales (printers and replacement parts) declined 6.8% and accounted for 74.6% of 2002 first quarter net sales, compared with 76.6% of net sales for the first quarter of 2001. Supplies sales were nearly unchanged and comprised 19.0% of net sales versus 18.2% of net sales for the first quarter of 2001. Service and software revenue accounted for 5.2% of first quarter sales, increasing 20.3% from the first quarter of 2001, in which service and software revenue accounted for 4.1% of net sales. The remaining 1.2% of net sales consisted of freight revenue.

International sales for the first quarter of 2002 increased 3.4% to $45,639,000 from $44,159,000 and accounted for 41.4% of 2002 first quarter sales, compared with 38.4% of net sales for the first quarter of 2001. All of the Company’s geographic regions outside North America contributed to this growth. The strength of the U.S. dollar versus the British pound and the euro reduced sales for the Company’s European region by approximately $1,182,000, compared with exchange rates that prevailed during the first quarter of 2001. It is difficult to accurately forecast the direction of foreign exchange movements, and therefore, to estimate the impact of foreign exchange rates on future financial results, either positive or negative. Sales to North American customers, which continued to be affected by general economic conditions in the United States, decreased 9.1%. During the quarter, the Company invested in new marketing, sales and management personnel as part of its goals to accelerate sales growth and strengthen the Company’s competitive position. Management is unable, however, to predict the success of these programs, or when improved economic conditions will benefit North American sales.

Gross profit for the first quarter of 2002 was $52,012,000, down 3.7% from $54,022,000 for the first quarter of 2001. As a percentage of net sales, gross profit increased to 47.2% from 46.9%. The increase in gross profit margin was principally due to reduced capacity variances and the effect of lower component costs, offset by an unfavorable product mix. The unfavorable product mix incorporates the effect of foreign exchange translation on sales to European customers, which lowered gross profit by $1,045,000, compared with exchange rates that prevailed during the first quarter of 2001.

Selling and marketing expenses decreased 1.0% to $11,950,000 from $12,074,000. As a percentage of net sales, first quarter selling and marketing expenses increased to 10.8% from 10.5%. During the first quarter, a change in reporting responsibilities of certain functions to engineering lowered the number of associates designated as selling and marketing personnel. In addition, the dollar decline in selling and marketing expenses was due to lower advertising, literature and co-op advertising expenses. Higher travel and entertainment expenses partially offset these expense declines.

Research and development expenses for the first quarter of 2002 were $7,455,000, up 13.0% from $6,596,000 for the first quarter of 2001. Higher project expenses related to product development and growth in personnel-related expenses from higher staffing levels were partially offset by lower expenses for consulting services. As a percentage of net sales, quarterly research and development expenses increased to 6.8% from 5.7%.

General and administrative expenses increased by 9.1% to $9,329,000 from $8,554,000. Higher expenses for consulting and information technology operations exceeded lower personnel-related expenses as a result of fewer Zebra associates in administrative roles. As a percentage of net sales, quarterly general and administrative expenses increased to 8.5% from 7.4%.

During the first quarter of 2002, Zebra recorded $367,000 in amortization of intangible assets, compared with $1,283,000 for the first quarter of 2001. During the first quarter of 2002, Zebra implemented SFAS No. 142, Goodwill and Other Intangible Assets, which replaces the requirements to amortize intangible assets with indefinite lives and goodwill with a requirement for an impairment test. SFAS No. 142 also establishes requirements for identifiable intangible assets. As a result, during the quarter Zebra reclassified $21,720,000 of intangible assets into goodwill, as such assets did not meet the criteria for recognition as an asset apart from goodwill under SFAS No. 142. Operating income for the first quarter of 2001 includes $916,000 of amortization of goodwill and other intangible assets that are not included in 2002 results, because of the implementation of SFAS No. 142.

Also in the first quarter of 2002, the Company terminated the acquisition agreement and tender offer in which the Company would acquire all outstanding shares of common stock (including associated rights to purchase preferred stock) of Fargo Electronics, Inc. for $7.25 per share in cash. In connection with the termination, the Company recorded

$3,300,000 in expenses for capitalized acquisition costs and other acquisition costs that would otherwise have been capitalized. There was no such expense in the first quarter of 2001.

For the first quarter of 2002, merger costs totaled $73,000, compared with $832,000 for the first quarter of 2001. These costs were related to the acquisition of Comtec Information Systems in April 2000.

First quarter operating income declined 20.8% to $19,538,000 from $24,683,000. As a percentage of net sales, operating income was 17.7% for the first quarter of 2002, compared with 21.4% of net sales for the first quarter of 2001. Excluding merger costs and costs related to the terminated Fargo acquisition described above for both periods, operating income declined 10.2% to $22,911,000, or 20.8% of net sales, from $25,515,000, or 22.2% of net sales.

Investment income for the first quarter of 2002 was $4,167,000 and includes a $1,953,000 pre-tax gain on the sale of 585,000 shares of Fargo common stock. This gain increased earnings by $0.04 per diluted share. The remaining $2,214,000 in investment income was comparable with the $2,162,000 in investment income recorded in the first quarter of 2001. Higher average balances during the first quarter of 2002 offset lower investment returns from the first quarter of 2001.

Income before income taxes for the first quarter of 2002 was $23,337,000, compared with $26,454,000, or down 11.8%, for the first quarter of 2001.

The effective income tax rate for the first quarter of 2002 and 2001 was 36.0%. Net income was $14,940,000, or $0.48 per diluted share, compared with $16,930,000, or $0.55 per diluted share. Excluding merger and terminated acquisition costs as well as the gain on the sale of Fargo common stock, net income for the first quarter of 2002 was $15,849,000, or $0.51 per diluted share, compared with $17,462,000, or $0.57 per diluted share, for 2001.

Liquidity and Capital Resources

The Company continued to maintain high levels of liquidity, principally from cash generated from operations. As of March 30, 2002, the Company had $270,292,000 in cash and cash equivalents and investments and marketable securities, compared with $249,349,000 at December 31, 2001. During the first quarter of 2002, net cash used in operations totaled $4,927,000, and included an increase of $26,995,000 in investments and marketable securities. Accounts receivable increased $5,406,000, net of the effect of foreign currency translation adjustment. The increase was primarily due to the relatively large amount of shipments that occurred close to the end of the first quarter. Also during the first quarter of 2002, inventories declined by $2,971,000, net of foreign currency translation adjustment. Purchases of property and equipment totaled $2,314,000 for the first quarter of 2002. Management believes that existing capital resources and funds generated from operations are sufficient to finance anticipated capital requirements.

Significant Customer

Sales to ScanSource, Inc., accounted for 12.0% of net sales for the first quarter of 2002. No other customer accounted for 10% or more of net sales during the first quarter of 2002 or 2001.

Safe Harbor

Forward-looking statements contained in this filing are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995 and are highly dependent upon a variety of important factors which could cause actual results to differ materially from those reflected in such forward looking statements. These factors include market acceptance of the Company’s printer and software products and competitors’ product offerings. They also include the effect of market conditions in North America and other geographic regions on the Company’s financial results. Profits will be affected by the Company’s ability to control manufacturing and operating costs. Because of the Company’s large investment portfolio, interest rate and financial market conditions will also have an impact on results. Foreign exchange rates will have an effect on financial results, because of the large percentage of the Company’s international sales. When used in this document and documents referenced, the words “anticipate,” “believe,” “estimate,” “will” and “expect” and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. Readers of this document are referred to prior filings with the Securities and Exchange Commission, including the Risk Factors portion of Management’s Discussion and Analysis of Financial Condition and Results of Operation in Zebra’s Form 10-K for the year ended December 31, 2001, for a further discussion of issues that could affect Zebra’s future results. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this report.

Item 3.                                                           Quantitative and Qualitative Disclosures About Market Risk

There were no material changes in the Company’s market risk during the first quarter ended March 30, 2002. For additional information on market risk, refer to the “Quantitative and Qualitative Disclosures About Market Risk” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

PART II - OTHER INFORMATION

Item 6.                                                           Exhibits and Reports on Form 8-K

(a)           Exhibits.

3.1	Amendment to By-laws of the Registrant
4.1	Rights Agreement between the Registrant and Mellon Investor Services, as Rights Agent
10.1	Employment Agreement between the Registrant and John Paxton

(b)           Reports.

The Registrant filed two reports on Form 8-K during the quarterly period covered by this report. The Form 8-K dated as of March 13, 2002, was filed in connection with the Company’s Board of Directors adopting a stockholders rights plan. The Form 8-K dated as of March 27, 2002, was filed in connection with the termination of the acquisition agreement and tender offer in which the Company would acquire all outstanding shares of common stock (including associated rights to purchase preferred stock) of Fargo Electronics, Inc. for $7.25 per share in cash.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZEBRA TECHNOLOGIES CORPORATION

Date:	April 30, 2002	By:	/s/Edward L. Kaplan
Edward L. Kaplan
Chief Executive Officer

Date:	April 30, 2002	By:	/s/Charles R. Whitchurch
Charles R. Whitchurch
Chief Financial Officer