Form 10-Q
period 2002-06-29
ZEBRA TECHNOLOGIES CORP/DE
filed 2002-08-12
CIK 877212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 29, 2002

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

☒  Yes    ☐  No

As of August 7, 2002, there were the following shares outstanding:

Class A Common Stock, $.01 par value	26,698,584
Class B Common Stock, $.01 par value	4,847,932

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

QUARTER ENDED JUNE 29, 2002

PART I - FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

	June 29, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17,053	$26,328
Investments and marketable securities	272,276	223,021
Accounts receivable, net	73,556	67,160
Inventories	39,949	39,923
Deferred income taxes	4,942	4,295
Prepaid expenses	2,955	3,611
Total current assets	410,731	364,338

Property and equipment at cost, less accumulated depreciation and amortization	39,986	40,742
Long-term deferred income taxes	2,676	902
Goodwill	54,455	32,735
Other intangibles	4,239	26,693
Other assets	8,250	14,146
Total assets	$520,337	$479,556

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$17,402	$14,414
Accrued liabilities	12,698	14,993
Short-term note payable	287	221
Current portion of obligation under capital lease with related party	114	79
Income taxes payable	5,076	4,121
Total current liabilities	35,577	33,828
Obligation under capital lease with related party, less current portion	242	408
Deferred rent	364	313
Other long-term liability	561	—
Total liabilities	36,744	34,549

Shareholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, none outstanding	—	—
Class A Common Stock, $.01 par value; 50,000,000 shares authorized, 26,685,449 and 26,018,743 shares issued, and 26,129,799 and 25,256,380 shares outstanding in 2002 and 2001, respectively	267	260
Class B Common Stock, $.01 par value; 28,358,189 shares authorized, 4,861,067 and 5,527,773 shares issued and outstanding in 2002 and 2001, respectively	48	55
Additional paid-in capital	55,005	59,012
Treasury stock, at cost (555,650 shares and 762,363 shares, respectively)	(25,030)	(35,482)
Retained earnings	453,955	422,555
Accumulated other comprehensive loss	(652)	(1,393)
Total shareholders’ equity	483,593	445,007
Total liabilities and shareholders’ equity	$520,337	$479,556

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2002	June 30, 2001	June 29, 2002	June 30, 2001
Net sales	$115,951	$112,935	$226,136	$228,079
Cost of sales	60,202	60,601	118,376	121,722
Gross profit	55,749	52,334	107,760	106,357

Operating expenses:
Selling and marketing	13,531	13,146	25,479	25,220
Research and development	7,472	7,615	14,927	14,211
General and administrative	9,413	8,479	18,742	17,033
Amortization of intangible assets	367	1,297	735	2,580
Costs related to terminated acquisition	—	—	3,300	—
Merger costs	—	532	73	1,364
Total operating expenses	30,783	31,069	63,256	60,408

Operating income	24,966	21,265	44,504	45,949

Other income (expense):
Investment income	1,188	2,042	5,355	4,203
Interest expense	(32)	(28)	(87)	(120)
Other, net	(413)	(668)	(726)	(967)
Total other income	743	1,346	4,542	3,116

Income before income taxes	25,709	22,611	49,046	49,065
Income taxes	9,249	8,140	17,646	17,664
Net income	$16,460	$14,471	$31,400	$31,401

Basic earnings per share	$0.53	$0.47	$1.02	$1.03
Diluted earnings per share	$0.53	$0.47	$1.01	$1.02

Basic weighted average shares outstanding	30,932	30,599	30,887	30,583
Diluted weighted average and equivalent shares outstanding	31,229	30,831	31,181	30,820

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2002	June 30, 2001	June 29, 2002	June 30, 2001
Net income	$16,460	$14,471	$31,400	$31,401

Other comprehensive income (loss):
Foreign currency translation adjustment	2,885	(196)	2,316	(1,621)
Unrealized holding gains on investments:
Net change in unrealized holding gain/(loss) for the period, net of income tax (benefit) of $18 and ($886), for the three and six months ended June 29, 2002 and $557 and $587 for the three and six months ended June 30, 2001, respectively.	32	991	(1,575)	1,043
Comprehensive income	$19,377	$15,266	$32,141	$30,823

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Six Months Ended
	June 29, 2002	June 30, 2001
Cash flows from operating activities:
Net income	$31,400	$31,401
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	6,024	7,814
Depreciation (appreciation) in market value of investments and marketable securities	653	(674)
Write-down of long-term investments	193	—
Deferred income taxes	(2,422)	319
Changes in assets and liabilities:
Accounts receivable, net	(4,343)	4,424
Inventories	650	8,878
Other assets	4,127	(6,747)
Accounts payable	1,593	(7,540)
Accrued liabilities	(2,378)	387
Income taxes payable	914	(8,675)
Other operating activities	749	(663)
Investments and marketable securities	(49,908)	(26,543)
Net cash provided by (used in) operating activities	(12,748)	2,381

Cash flows from investing activities:
Purchases of property and equipment	(4,111)	(4,891)
Net cash used in investing activities	(4,111)	(4,891)

Cash flows from financing activities:
Proceeds from exercise of stock options	6,445	3,786
Issuance of notes payable	620	192
Payments for obligation under capital lease, with related party	(165)	(198)
Net cash provided by financing activities	6,900	3,780

Effect of exchange rate changes on cash	684	(1,621)

Net decrease in cash and cash equivalents	(9,275)	(351)
Cash and cash equivalents at beginning of period	26,328	13,776
Cash and cash equivalents at end of period	$17,053	$13,425

Supplemental disclosures of cash flow information:
Interest paid	$87	$120
Income taxes paid	9,935	25,221

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

Zebra Technologies Corporation and subsidiaries (the Company) prepared, without audit, the consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K filed with the Securities and Exchange Commission. The consolidated balance sheet as of December 31, 2001, presented herein, has been derived from the audited consolidated balance sheet contained in the Annual Report on Form 10-K. In the opinion of the Company, the interim consolidated financial statements reflect all adjustments necessary to present fairly the consolidated financial position of the Company as of June 29, 2002, and the consolidated results of operations for the three and six months ended June 29, 2002, and June 30, 2001, and the consolidated statements of cash flows for the six months ended June 29, 2002, and June 30, 2001. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

Note 2 – Inventories

The components of inventories are as follows (in thousands):

	June 29, 2002	December 31, 2001
Raw material	$22,896	$25,410
Work in process	952	1,360
Finished goods	16,101	13,153
Total inventories	$39,949	$39,923

Note 3 Earnings Per Share

Earnings per share were computed as follows (in thousands, except per-share amounts):

	Three Months Ended		Six Months Ended
	June 29, 2002	June 30, 2001	June 29, 2002	June 30, 2001
Basic earnings per share:
Net income	$16,460	$14,471	$31,400	$31,401
Weighted average common shares outstanding	30,932	30,599	30,887	30,583
Per share amount	$0.53	$0.47	$1.02	$1.03

Diluted earnings per share:
Net income	$16,460	$14,471	$31,400	$31,401
Weighted average common shares outstanding	30,932	30,599	30,887	30,583
Add: Effect of dilutive securities – stock options	297	232	294	237
Diluted weighted average and equivalent shares outstanding	31,229	30,831	31,181	30,820
Per share amount	$0.53	$0.47	$1.01	$1.02

The potentially dilutive securities, that were excluded from the earnings per share calculation, consisted of stock options for which the exercise price was greater than the average market price of the Class A Common Stock. The shares amounted to 223,000 and 233,000 for the three and six months ended June 29, 2002, respectively, and 437,000 and 429,000 for the three and six months ended June 30, 2001, respectively.

Note 4 – New Accounting Pronouncements Including Intangible Asset Data

During the first quarter of 2002, Zebra implemented SFAS No. 142, Goodwill and Other Intangible Assets, which replaces the requirements to amortize intangible assets with indefinite lives and goodwill with a requirement for an annual impairment test. SFAS No. 142 also establishes requirements for identifiable intangible assets. As a result, during the first quarter Zebra reclassified $21,720,000 of intangible assets into goodwill. Operating income for the first six months of 2001 includes $1,845,000 of amortization of goodwill and other intangible assets that are not included in 2002 results, because of the implementation of SFAS No. 142.

Intangible asset data are as follows (in thousands):

	As of June 29, 2002
	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Current technology	$7,346	$(3,107)

Unamortized intangible assets
Goodwill	$54,455

Aggregate amortization expense
For the six months ended June 29, 2002	$735

Estimated amortization expense
For the year ended December 31, 2002	$1,468
For the year ended December 31, 2003	1,468
For the year ended December 31, 2004	1,468
For the year ended December 31, 2005	570

Net income, basic earnings per share, and diluted earnings per share would have been $32,582,000, $1.07, and $1.06, respectively, for the six months ended June 30, 2001, if adjusted for the impact of the implementation of SFAS No. 142 (i.e., if goodwill had not been amortized).

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

Note 5 –  Derivative Instruments

In the normal course of business, portions of the Company’s operations are subject to fluctuations in currency values. The Company addresses these risks through a controlled program of risk management that includes the use of derivative financial instruments.

The Company enters into foreign exchange forward contracts to manage exposure to fluctuations in foreign exchange rates related to the funding of its United Kingdom operations. The Company accounts for such contracts by recording any unrealized gains or losses in income each reporting period. The notional principal amounts of outstanding forward contracts were €22,000,000 and 8,769,000 at June 29, 2002, and  €15,000,000 and 136,000 at June 30, 2001. The realized gain/(loss) related to these forward contracts was ($383,000) and ($234,000) for the three and six months ended June 29, 2002, respectively, and $408,000 and ($420,000) for the three and six months ended June 30, 2001, respectively.

Note 6 –  Acquisition Termination Costs and Sale of Investment

In the first quarter of 2002, the Company terminated the acquisition agreement and tender offer in which the Company would acquire all outstanding shares of common stock (including associated rights to purchase preferred stock) of Fargo Electronics, Inc. for $7.25 per share in cash. In connection with the termination, the Company recorded $3,300,000 in expenses for capitalized acquisition costs and other acquisition costs that would otherwise have been capitalized. There was no such expense in the first quarter of 2001. Also during the quarter ended March 30, 2002, the Company sold its investment in common stock of Fargo and realized a pre-tax gain of $1,953,000, which was included in investment income.

Item 2.                           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations: Second Quarter of 2002 versus Second Quarter of 2001, Year-to-date 2002 versus Year-to-date 2001

Net sales for the second quarter of 2002 were $115,951,000, up 2.7% from $112,935,000 for the second quarter of 2001. Hardware sales (printers and replacement parts) increased 0.5% and accounted for 75.0% of 2002 second quarter net sales, compared with 76.6% of net sales for the second quarter of 2001. Supplies sales were up 6.8% from the second quarter of 2001 and comprised 18.7% of net sales versus 18.0% of net sales for the second quarter of 2001. Service and software revenue accounted for 5.5% of second quarter sales, increasing 31.6% from the second quarter of 2001, in which service and software revenue accounted for 4.3% of net sales. The remaining 0.8% of net sales consisted of freight revenue. For the year to-date, net sales decreased 0.9% to $226,136,000 from $228,079,000.

International sales for the second quarter of 2002 increased 13.8% to $51,127,000 from $44,941,000 and accounted for 44.1% of 2002 second quarter sales, compared with 39.8% of net sales for the second quarter of 2001. All of the Company’s geographic regions outside North America contributed to this growth. The strength of the British pound versus the U. S. dollar increased sales for the Company’s European region by approximately $1,203,000, compared with exchange rates that prevailed during the second quarter of 2001. For the first six months of 2002, international sales increased 8.6% to $96,767,000, or 42.8% of net sales, from $89,100,000, or 39.1% of net sales.

During the quarter, sales to North American customers, which continue to be affected by economic conditions in the United States, decreased 4.7% to $64,824,000 from $67,994,000 in 2001. The decline in sales to North American customers was concentrated in sales of bar code label printers. For the first six months of 2002, North American sales were $129,369,000, compared with $138,979,000 in 2001 for a decline of 6.9%.

Gross profit for the second quarter of 2002 was $55,749,000, up 6.5% from $52,334,000 for the second quarter of 2001. As a percentage of net sales, gross profit increased to 48.1% from 46.3%. The increase in gross profit margin was principally due to reduced capacity variances and the effect of lower component costs, offset by an unfavorable product mix. The unfavorable product mix was offset by the effect of foreign exchange on sales to European customers, which increased gross profit by $1,425,000, compared with exchange rates that prevailed during the second quarter of 2001. For the year to-date, gross profit for 2002 increased 1.3% to $107,760,000, or 47.7% of net sales, compared with $106,357,000, or 46.6% of net sales, for 2001.

Selling and marketing expenses increased 2.9% to $13,531,000 from $13,146,000. As a percentage of net sales, second quarter selling and marketing expenses increased to 11.7% from 11.6%. Sources of increased spending were from advertising and trade shows, cooperative advertising programs with reseller partners, consulting services, payroll, and bonus payments. Management will continue to invest in market development and sales promotion activities to improve the Company’s competitive position. The success of these programs cannot be determined at this point. For the first six months of 2002, selling and marketing expenses increased 1.0% to $25,479,000 from $25,220,000 for the corresponding period in 2001.  As a percentage of net sales for the year to-date, selling and marketing expenses were 11.3% in 2002 and 11.1% in 2001.

Research and development expenses for the second quarter of 2002 were $7,472,000, down 1.9% from $7,615,000 for the second quarter of 2001, resulting from reduced personnel costs and project expenses. As a percentage of net sales, quarterly research and development expenses decreased to 6.4% from 6.7%. For the first six months of 2002, research and development expenses increased 5.0% to $14,927,000 from $14,211,000 in 2001. For the year to-date, research and development expenses represented 6.6% of net sales in 2002 and 6.2% in 2001.

General and administrative expenses increased by 11.0% to $9,413,000 from $8,479,000. Higher personnel costs and consulting costs were the primary causes of the increase. As a percentage of net sales, quarterly general and administrative expenses increased to 8.1% from 7.5%. For the first six months of 2002, general and administrative expenses increased 10.0% to $18,742,000, or 8.3% of net sales, from $17,033,000, or 7.5% of net sales in 2001.

During the first three and six months of 2002, Zebra recorded $367,000, and $735,000 in amortization of intangible assets, compared with $1,297,000 and $2,580,000 for the comparable periods of 2001. During the first quarter of 2002, Zebra implemented SFAS No. 142, Goodwill and Other Intangible Assets, which replaces the requirements to amortize intangible assets with indefinite lives and goodwill with a requirement for an annual impairment test. SFAS No. 142 also establishes requirements for identifiable intangible assets. As a result, during the first quarter Zebra reclassified $21,720,000 of intangible assets into goodwill, as such assets did not meet the criteria for recognition as an asset apart from goodwill under SFAS No. 142. Operating income for the second quarter of 2001 includes $930,000 of amortization of goodwill and other intangible assets that are not included in 2002 results, because of the implementation of SFAS No. 142. Operating income for the first six month of 2001 includes $1,846,000 of amortization of goodwill and other intangible assets that are not included in the 2002 results in conjunction with the implementation of SFAS No. 142.

Also in the first quarter of 2002, the Company terminated the acquisition agreement and tender offer in which the Company would acquire all outstanding shares of common stock (including associated rights to purchase preferred stock) of Fargo Electronics, Inc. for $7.25 per share in cash. In connection with the termination, the Company recorded $3,300,000 in expenses for acquisition costs that would otherwise have been capitalized. There was no such expense in 2001.

For the second quarter of 2002, there were no merger costs, compared with $532,000 for the second quarter of 2001. These costs were related to the acquisition of Comtec Information Systems in April 2000. For the year to-date in 2002, merger costs totaled $73,000, compared with $1,364,000 for the first six months of 2001.

Second quarter operating income increased 17.4% to $24,966,000 from $21,265,000. As a percentage of net sales, operating income was 21.5% for the second quarter of 2002, compared with 18.8% of net sales for the second quarter of 2001. Excluding merger costs related to the Comtec acquisition, operating income increased 14.5% from $21,797,000, or 19.3% of net sales, for the second quarter of 2001. For the first six months of 2002, operating income was $44,504,000, or 19.7% of net sales, compared with $45,949,000, or 20.1% of net sales in 2001, representing a 3.1% decline. Excluding merger-related costs, year to-date operating income increased 1.2% to $47,877,000, or 21.2% of net sales, from $47,312,000, or 20.7% of net sales, in 2001.

Investment income for the second quarter of 2002 was $1,188,000, down 41.8% from the $2,042,000 in investment income recorded in the second quarter of 2001. This decrease was the result of unrealized mark-to-market adjustments on the Company’s investment portfolio, and a write-down of a long-term investment.  These non-cash adjustments caused an $846,000 decrease to investment income during the quarter. For the year to-date, investment income totaled $5,355,000 in 2002, versus $4,203,000 in 2001.

Income before income taxes for the second quarter of 2002 increased 13.7% to $25,709,000 from $22,611,000 for the second quarter of 2001. For the year to-date, income before income taxes amounted to $49,046,000, compared with $49,065,000 for the first six months of 2001.

The effective income tax rate for the second quarter of 2002 and 2001 was 36.0%. Net income was $16,460,000, or $0.53 per diluted share, compared with $14,471,000, or $0.47 per diluted share. Excluding merger costs, net income for the second quarter of 2001 was $14,811,000, or $0.48 per diluted share.

For the year to-date, the effective income tax rate was 36.0% for 2002 and 2001. Net income was $31,400,000, or $1.02 per diluted share, compared with $31,401,000, or $1.02 per diluted share.  Excluding merger costs, net income for the first six months of 2002 was $33,559,000, or $1.08 per dilute share, compared with $32,274,000, or $1.05 per diluted share, for the corresponding period in 2001.

Liquidity and Capital Resources

The Company continued to maintain high levels of liquidity, principally from cash generated from operations. As of June 29, 2002, the Company had $289,329,000 in cash and cash equivalents and investments and marketable securities, compared with $249,349,000 at December 31, 2001. During the six months ended June 29, 2002, net cash used in operations totaled $12,748,000, and included an increase of $49,908,000 in investments and marketable securities. During the six months ended June 29, 2002, accounts receivable increased $4,343,000, net of the effect of foreign currency translation adjustment. The increase in receivables was due to higher sales offset by a decline in days sales outstanding to 58 days from 64 days in the second quarter of last year. Also during the first half of 2002, inventories declined by $650,000, net of foreign currency translation adjustment. Compared to the same period a year ago, inventory turns increased from 5.1 to 6.0. Management believes that its reserves for bad debt and inventory obsolescence are adequate. Purchases of property and equipment totaled $4,111,000 for the first six months of 2002. Management believes that existing capital resources and funds generated from operations are sufficient to finance anticipated capital requirements.

Significant Customer

Sales to ScanSource, Inc., accounted for 13.1% of net sales for the second quarter of 2002 and 2001. For the six months ended June 29, 2002 and June 30, 2001, sales to ScanSource, Inc., accounted for 12.9% and 11.7%, respectively.  No other customer accounted for 10% or more of net sales during the second quarter of 2002 or 2001.

Expectations

During its quarterly conference call on July 19, 2002, management provided net sales and earnings guidance for the third and fourth quarters of 2002 as follows ($ amounts in 000’s, except per share data):

	Third Quarter	Fourth Quarter
Net sales	$114,000 to $119,000	$120,000 to $125,000
Earnings per share	$0.55 to $0.60	$0.61 to $0.66

Gross profit margins are expected to increase as a result of increased sales volume and consequent reductions of capacity variances, as well as the expected favorable effect of foreign exchange compared to last year. Operating expenses should fall in the range of $30,000 to $31,000 per quarter.

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

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

There were no material changes in the Company’s market risk during the second quarter ended June 29, 2002. For additional information on market risk, refer to the “Quantitative and Qualitative Disclosures About Market Risk” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

PART II - OTHER INFORMATION

Item 4.           Submissions of Matters to a Vote of Security Holders

(a)           The Company held its Annual Meeting of Stockholders on May 15, 2002.

(b)                                 The Company’s stockholders voted on the following proposals:

1.                                       To elect six directors to the Company’s Board of Directors.

Directors	For	Authority Withheld
Gerhard Cless	64,704,996	11,089,863
Edward L. Kaplan	64,705,590	11,089,269
Christopher G. Knowles	69,129,295	6,665,564
John W. Paxton	64,811,512	10,983,347
David P. Riley	69,137,691	6,657,168
Michael A. Smith	69,139,266	6,655,593

2.                                       To approve a proposal to amend the Company’s Certificate of Incorporation to adopt a classified Board of Directors.

For	Against	Authority Withheld	Abstentions	Broker Non-Votes
50,211,472	19,382,858	—	39,974	—

3.                                       To approve a proposal to adopt the Zebra Technologies Corporation 2002 Non-Employee Director Stock Option Plan.

For	Against	Authority Withheld	Abstentions	Broker Non-Votes
65,613,645	3,457,336	—	563,323	—

4.                                       To ratify the selection by the Board of Directors of KPMG LLP as the independent auditors of the Company’s financial statements for the year ending December 31, 2002.

For	Against	Authority Withheld	Abstentions	Broker Non-Votes
75,190,108	582,635	—	22,116	—

Item 6.    Exhibits and Reports on Form 8-K

(a)           Exhibits.

3.1	Certificate of Amendment to Certificate of Incorporation of the Registrant
3.2	Amendment to By-laws of the Registrant
10.18	2002 Non-Employee Director Stock Option Plan
10.19	Amendment No. 1 to the 2002 Non-Employee Director Stock Option Plan
10.20	2002 Non-Employee Director Stock Option Plan Non-Qualified Stock Option Agreement
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)           Reports.

The Registrant filed no reports on Form 8-K during the quarterly period covered by this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZEBRA TECHNOLOGIES CORPORATION

Date:	August 12, 2002	By:	/s/Edward L. Kaplan
Edward L. Kaplan
Chief Executive Officer

Date:	August 12, 2002	By:	/s/Charles R. Whitchurch
Charles R. Whitchurch
Chief Financial Officer