Form 10-Q
period 2002-09-28
ZEBRA TECHNOLOGIES CORP/DE
filed 2002-11-12
CIK 877212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended September 28, 2002

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

☒   Yes    ☐   No

As of November 7, 2002, there were the following shares outstanding:

Class A Common Stock, $.01 par value	27,138,038
Class B Common Stock, $.01 par value	4,408,478

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

QUARTER ENDED SEPTEMBER 28, 2002

PART I - FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

	September 28, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,979	$26,328
Investments and marketable securities	298,226	223,021
Accounts receivable, net	78,380	67,160
Inventories	36,733	39,923
Deferred income taxes	4,870	4,295
Prepaid expenses	3,521	3,611
Total current assets	434,709	364,338

Property and equipment at cost, less accumulated depreciation and amortization	38,692	40,742
Long-term deferred income taxes	1,650	902
Goodwill	54,455	32,735
Other intangibles	3,942	26,693
Other assets	9,609	14,146
Total assets	$543,057	$479,556

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$17,107	$14,414
Accrued liabilities	13,628	14,993
Short-term note payable	287	221
Current portion of obligation under capital lease with related party	113	79
Income taxes payable	5,557	4,121
Total current liabilities	36,692	33,828
Obligation under capital lease with related party, less current portion	216	408
Deferred rent	390	313
Other long-term liability	772	—
Total liabilities	38,070	34,549

Shareholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, none outstanding	—	—
Class A Common Stock, $.01 par value; 50,000,000 shares authorized, 26,695,241 and 26,018,743 shares issued, and 26,193,370 and 25,256,380 shares outstanding in 2002 and 2001, respectively	267	260
Class B Common Stock, $.01 par value; 28,358,189 shares authorized, 4,851,275 and 5,527,773 shares issued and outstanding in 2002 and 2001, respectively	48	55
Additional paid-in capital	54,321	59,012
Treasury stock, at cost (501,871 shares and 762,363 shares, respectively)	(22,509)	(35,482)
Retained earnings	473,824	422,555
Accumulated other comprehensive loss	(964)	(1,393)
Total shareholders’ equity	504,987	445,007
Total liabilities and shareholders’ equity	$543,057	$479,556

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2002	September 29, 2001	September 28, 2002	September 29, 2001
Net sales	$123,151	$110,318	$349,286	$338,397
Cost of sales	62,729	58,281	181,103	180,004
Gross profit	60,422	52,037	168,183	158,393

Operating expenses:
Selling and marketing	14,343	12,359	39,823	37,579
Research and development	7,609	6,849	22,536	21,060
General and administrative	9,213	7,478	27,955	24,511
Amortization of intangible assets	373	1,326	1,108	3,907
Costs related to terminated acquisition	—	—	3,300	—
Merger costs	—	305	73	1,669
Total operating expenses	31,538	28,317	94,795	88,726

Operating income	28,884	23,720	73,388	69,667

Other income (expense):
Investment income	2,227	(256)	7,581	3,947
Interest expense	(114)	(12)	(201)	(132)
Other, net	(433)	(200)	(1,156)	(1,166)
Total other income (expense)	1,680	(468)	6,224	2,649

Income before income taxes	30,564	23,252	79,612	72,316
Income taxes	10,697	8,370	28,343	26,034
Net income	$19,867	$14,882	$51,269	$46,282

Basic earnings per share	$0.64	$0.49	$1.66	$1.51
Diluted earnings per share	$0.64	$0.48	$1.64	$1.50

Basic weighted average shares outstanding	31,016	30,656	30,933	30,611
Diluted weighted average and equivalent shares outstanding	31,262	30,881	31,205	30,843

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2002	September 29, 2001	September 28, 2002	September 29, 2001
Net income	$19,867	$14,882	$51,269	$46,282

Other comprehensive income (loss):
Foreign currency translation adjustment	(294)	1,053	2,022	(567)
Unrealized holding gains on investments:
Net change in unrealized holding gain/(loss) for the period, net of income tax (benefit) of ($10) and ($896), for the three and nine months ended September 28, 2002 and $1,101 and $1,687 for the three and nine months ended September 29, 2001, respectively.	(18)	1,957	(1,593)	3,000
Comprehensive income	$19,555	$17,892	$51,698	$48,715

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Nine Months Ended
	September 28, 2002	September 29, 2001
Cash flows from operating activities:
Net income	$51,269	$46,282
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	9,101	11,642
Depreciation (appreciation) in market value of investments and marketable securities	474	(1,032)
Write-down of long-term investments	193	2,241
Deferred income taxes	(1,329)	1,851
Changes in assets and liabilities:
Accounts receivable, net	(9,602)	1,110
Inventories	3,932	13,605
Other assets	2,674	(7,133)
Accounts payable	1,319	(5,227)
Accrued liabilities	(1,462)	1,744
Income taxes payable	1,344	(7,214)
Other operating activities	222	(1,406)
Investments and marketable securities	(75,679)	(57,697)
Net cash used in operating activities	(17,544)	(1,234)

Cash flows from investing activities:
Purchases of property and equipment	(5,489)	(8,025)
Net cash used in investing activities	(5,489)	(8,025)

Cash flows from financing activities:
Proceeds from exercise of stock options	8,282	5,539
Issuance of notes payable	832	137
Payments for obligation under capital lease, with related party	(186)	(194)
Net cash provided by financing activities	8,928	5,482

Effect of exchange rate changes on cash	756	(567)

Net decrease in cash and cash equivalents	(13,349)	(4,344)
Cash and cash equivalents at beginning of period	26,328	13,776
Cash and cash equivalents at end of period	$12,979	$9,432

Supplemental disclosures of cash flow information:
Interest paid	$201	$132
Income taxes paid	25,627	31,704

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

Zebra Technologies Corporation and subsidiaries (the Company) prepared, without audit, the consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K filed with the Securities and Exchange Commission. The consolidated balance sheet as of December 31, 2001, presented herein, has been derived from the audited consolidated balance sheet contained in the Annual Report on Form 10-K. In the opinion of the Company, the interim consolidated financial statements reflect all adjustments necessary to present fairly the consolidated financial position of the Company as of September 28, 2002, and the consolidated results of operations for the three and nine months ended September 28, 2002 and September 29, 2001, and the consolidated statements of cash flows for the nine months ended September 28, 2002 and September 29, 2001. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

Note 2 – Inventories

The components of inventories are as follows (in thousands):

	September 28, 2002	December 31, 2001
Raw material	$21,491	$25,410
Work in process	565	1,360
Finished goods	14,677	13,153
Total inventories	$36,733	$39,923

Note 3 Earnings Per Share

Earnings per share were computed as follows (in thousands, except per-share amounts):

	Three Months Ended		Nine Months Ended
	September 28, 2002	September 29, 2001	September 28, 2002	September 29, 2001
Basic earnings per share:
Net income	$19,867	$14,882	$51,269	$46,282
Weighted average common shares outstanding	31,016	30,656	30,933	30,611
Per share amount	$0.64	$0.49	$1.66	$1.51

Diluted earnings per share:
Net income	$19,867	$14,882	$51,269	$46,282
Weighted average common shares outstanding	31,016	30,656	30,933	30,611
Add: Effect of dilutive securities – stock options	246	225	272	232
Diluted weighted average and equivalent shares outstanding	31,262	30,881	31,205	30,843
Per share amount	$0.64	$0.48	$1.64	$1.50

The potentially dilutive securities that were excluded from the earnings per share calculation consisted of stock options for which the exercise price was greater than the average market price of the Class A Common Stock. The shares amounted to 211,000 for the three and nine months ended September 28, 2002, and 443,500 and 445,000 for the three and nine months ended September 29, 2001, respectively.

Note 4 – Goodwill and Other Intangible Asset Data

During the first quarter of 2002, Zebra implemented SFAS No. 142, Goodwill and Other Intangible Assets, which replaces the requirements to amortize intangible assets with indefinite lives and goodwill with a requirement for an annual impairment test. SFAS No. 142 also establishes requirements for identifiable intangible assets. As a result, during the first quarter Zebra reclassified $21,720,000 of intangible assets into goodwill. Operating income for the first nine months of 2001 includes $2,876,000 of amortization of goodwill and other intangible assets that are not included in 2002 results, because of the implementation of SFAS No. 142.

Intangible asset data are as follows (in thousands):

	As of September 28, 2002
	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Current technology	$7,421	$(3,479)

Unamortized intangible assets
Goodwill	$54,455

Aggregate amortization expense
For the nine months ended September 28, 2002	$1,108

Estimated amortization expense
For the year ended December 31, 2002	$1,477
For the year ended December 31, 2003	1,477
For the year ended December 31, 2004	1,477
For the year ended December 31, 2005	619

If adjusted for the impact of the implementation of SFAS No. 142 (i.e., if goodwill had not been amortized), net income, basic earnings per share, and diluted earnings per share would have been as follows:

	Three Months Ended September 29, 2001	Nine Months Ended September 29, 2001
Net income	$20,490	$48,151
Basic earnings per share	$0.66	$1.56
Diluted earnings per share	$0.66	$1.54

Note 5 – Impact of Accounting Pronouncements Not Yet Adopted

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

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30. Applying the provisions of Opinion No. 30 will distinguish transactions that are part of an entity’s recurring operations from those that are unusual and infrequent and meet the criteria for classification as an extraordinary item.  SFAS No. 145 is effective beginning January 1, 2003. Management is currently evaluating the impact that the adoption of SFAS No. 145 will have on the Company’s consolidated financial statements.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. This standard will be applied prospectively to exit or disposal activities initiated after December 15, 2002. Management does not believe the adoption of SFAS No. 146 will have a significant impact on the Company’s consolidated financial statements.

Note 6 – Derivative Instruments

In the normal course of business, portions of the Company’s operations are subject to fluctuations in currency values. The Company addresses these risks through a controlled program of risk management that includes the use of derivative financial instruments.

The Company enters into foreign exchange forward contracts to manage exposure to fluctuations in foreign exchange rates related to the funding of its European operations. The Company accounts for such contracts by recording any unrealized gains or losses in income each reporting period. The notional principal amounts of outstanding forward contracts were €19,000,000 and £3,132,000 at September 28, 2002, and  €23,000,000 and £6,852,000 at September 29, 2001. The realized gain/(loss) related to these forward contracts was ($1,007,000) and ($1,226,000) for the three and nine months ended September 28, 2002, respectively, and $30,000 and ($167,000) for the three and nine months ended September 29, 2001, respectively.

Note 7 – Acquisition Termination Costs and Sale of Investment

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

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations: Third Quarter of 2002 versus Third Quarter of 2001 and Year-to-date 2002 versus Year-to-date 2001

Net sales for the third quarter of 2002 were $123,151,000, up 11.6% from $110,318,000 for the third quarter of 2001. The quarterly increase in sales is primarily related to growth in hardware sales (printers and replacement parts), which increased 15.4% and accounted for 76.9% of 2002 third quarter net sales, compared with 74.4% of net sales for the third quarter of 2001. Supplies sales were down 1.6% from the third quarter of 2001 and comprised 17.4% of net sales versus 19.7% of net sales for the third quarter of 2001. Service and software revenue accounted for 5.0% of third quarter sales, increasing 22.2% from the third quarter of 2001, in which service and software revenue accounted for 4.5% of net sales. The remaining 0.8% of net sales consisted of freight revenue. For the year to-date, net sales increased 3.2% to $349,286,000 from $338,397,000.

International sales for the third quarter of 2002 increased 13.1% to $51,161,000 from $45,218,000 for the third quarter of 2001, and accounted for 41.5% of 2002 third quarter net sales, compared with 41.0% of net sales for the third quarter of 2001. This growth was concentrated in Europe and Latin America. The strength of the British pound and the euro against the U.S. dollar benefited sales in the third quarter, reversing the negative effect the Company experienced related to currency last year. For the third quarter, foreign currency translation added approximately $2,161,000 to net sales compared with the same period last year. On a sequential basis, quarterly international sales declined 0.2% from $51,270,000 for the second quarter of 2002. For the first nine months of 2002, international sales increased 10.3% to $148,170,000, or 42.4% of net sales, from $134,318,000, or 39.7% of net sales. The Company expects financial results to benefit from favorable exchange rates in the fourth quarter of 2002, to the extent that current exchange rates continue to prevail.

During the third quarter, sales to North American customers increased 10.6% to $71,990,000 for 2002 from $65,100,000 in 2001. North American sales are continuing to recover from the weakness experienced in 2001. North American sales growth represented virtually all of the sequential growth from the second quarter of 2002. For the first nine months of 2002, North American sales were $201,116,000, compared with $204,079,000 in 2001, resulting in a decline of 1.5%.

Gross profit for the third quarter of 2002 was $60,422,000, up 16.1% from $52,037,000 for the third quarter of 2001. As a percentage of net sales, gross profit increased to 49.1% from 47.2%. The major contributors to the margin improvement were higher capacity utilization related to the higher sales volume and the effect of foreign exchange movements, which represented 0.6% and 1.6% of the gross profit increase, respectively. Foreign exchange increased gross profit by $1,974,000, compared with exchange rates that prevailed during the third quarter of 2001. For the year to-date, gross profit for 2002 increased 6.2% to $168,183,000, or 48.2% of net sales, compared with $158,393,000, or 46.8% of net sales, for the first nine months of 2001.

Selling and marketing expenses increased 16.1% to $14,343,000 for the third quarter of 2002 from $12,359,000 for the third quarter of 2001. As a percentage of net sales, third quarter selling and marketing expenses increased to 11.6% from 11.2%. Most of the change can be attributed to an increase in performance-related payroll expenses, specifically commissions and bonuses that resulted from the Company’s strong financial performance in the quarter. Trade show and travel expenses were also higher compared with the third quarter of last year. For the first nine months of 2002, selling and marketing expenses increased 6.0% to $39,823,000 from $37,579,000 for the corresponding period in 2001. As a percentage of net sales for the year to-date, selling and marketing expenses were 11.4% in 2002 and 11.1% in 2001.

Research and development expenses for the third quarter of 2002 were $7,609,000, up 11.1% from $6,849,000 for the third quarter of 2001. This increase was primarily related to expenses for the development of custom products. As a percentage of net sales, quarterly research and development expenses remained constant at 6.2%. For the first nine months of 2002, research and development expenses increased 7.0% to $22,536,000 from $21,060,000 in 2001. For the year to-date, research and development expenses represented 6.5% of net sales in 2002 and 6.2% in 2001.

General and administrative expenses increased by 23.2% to $9,213,000 from $7,478,000. This increase was a result of additional bonus payments relative to performance as well as higher insurance and consulting expenses. As a percentage of net sales, quarterly general and administrative expenses increased to 7.5% from 6.8%. For the first nine months of 2002, general and administrative expenses increased 14.1% to $27,955,000 or 8.0% of net sales, from $24,511,000 or 7.2% of net sales in 2001.

During the first nine months of 2002, Zebra recorded $1,108,000 in amortization of intangible assets, compared with $3,907,000 for the comparable period of 2001. During the first quarter of 2002, Zebra implemented SFAS No. 142, Goodwill and Other Intangible Assets, which replaces the requirements to amortize intangible assets with indefinite lives and goodwill with a requirement for an annual impairment test. SFAS No. 142 also establishes requirements for identifiable intangible assets. As a result, during the first quarter Zebra reclassified $21,272,000 of intangible assets into goodwill, as such assets did not meet the criteria for recognition as an asset apart from goodwill under SFAS No. 142. Operating income for the third quarter of 2001 includes $958,000 of amortization of goodwill and other intangible assets that are not included in 2002 results, because of the implementation of SFAS No. 142. Operating income for the first nine months of 2001 includes $2,876,000 of amortization of goodwill and other intangible assets that are not included in the 2002 results in conjunction with the implementation of SFAS No. 142.

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

For the third quarter of 2002, there were no merger costs, compared with $305,000 for the third quarter of 2001. These costs were related to the acquisition of Comtec Information Systems in April 2000. For the year to-date in 2002, merger costs totaled $73,000, compared with $1,669,000 for the first nine months of 2001. Management expects that future periods will have no further merger costs related to acquisitions completed prior to the date of this report. In the event of future acquisitions, management expects to record merger costs related to those acquisitions, the amount of which cannot be determined at this time.

Third quarter operating income increased 21.8% to $28,884,000 from $23,720,000 for the third quarter of 2001. As a percentage of net sales, operating income was 23.5% for the third quarter of 2002, compared with 21.5% of net sales for the third quarter of 2001. Excluding merger costs related to the Comtec acquisition, operating income increased 20.2% from $24,025,000, or 21.8% of net sales, for the third quarter of 2001. For the first nine months of 2002, operating income was $73,388,000, or 21.0% of net sales, compared with $69,667,000, or 20.6% of net sales in 2001, representing a 5.3% increase. Excluding merger-related costs, year to-date operating income increased 7.6% to $76,761,000, or 22.0% of net sales, from $71,336,000, or 21.1% of net sales, in 2001.

Investment income for the third quarter of 2002 was $2,227,000, up from the $256,000 in investment losses recorded in the third quarter of 2001. The favorable investment income was a result of higher interest income in addition to the absence of a $2,241,000 pre-tax write-down of a long-term investment, which occurred in the third quarter of 2001. The write-down occurred because the decline in the value of the asset was viewed as other than temporary. For the year to-date, investment income totaled $7,581,000 in 2002, versus $3,947,000 in 2001.

Income before income taxes for the third quarter of 2002 increased 31.4% to $30,564,000 from $23,252,000 for the third quarter of 2001. For the year to-date, income before income taxes amounted to $79,612,000, compared with $72,316,000 for the first nine months of 2001.

The effective income tax rate for the third quarter of 2002 was 35.0% versus 36.0% in 2001. This change is the result of implementing tax minimization strategies. Management expects that these strategies will allow the Company to remain at a 35.0% effective tax rate in future periods. Net income for the third quarter of 2002 was $19,867,000, or $0.64 per diluted share, compared with $14,882,000, or $0.48 per diluted share. Excluding merger costs, net income for the third quarter of 2001 was $15,077,000, or $0.49 per diluted share.

For the year to-date, the effective income tax rate was 35.6% and 36.0% for 2002 and 2001, respectively. Net income was $51,269,000, or $1.64 per diluted share, compared with $46,282,000, or $1.50 per diluted share. Excluding merger costs, net income for the first nine months of 2002 was $53,411,000, or $1.71 per diluted share, compared with $47,340,000, or $1.54 per diluted share, for the corresponding period in 2001.

Liquidity and Capital Resources

The Company continued to maintain high levels of liquidity, principally from cash generated from operations. As of September 28, 2002, the Company had $311,205,000 in cash and cash equivalents and investments and marketable securities, compared with $249,349,000 at December 31, 2001. During the nine months ended September 28, 2002, net cash used in operations totaled $17,544,000, and included an increase of $75,679,000 in investments and marketable securities. During the nine months ended September 28, 2002, accounts receivable increased $9,602,000, net of the effect of foreign currency translation adjustment. The increase in receivables reflects the higher level of business activities and was offset by a decline in days sales outstanding to 58 days from 69 days in the third quarter of last year. Also during the first nine months of 2002, inventories declined by $3,932,000, net of foreign currency translation adjustment. Compared to the same period a year ago, inventory turns increased from 5.4 to 6.8. Management believes that reserves for bad debt and inventory obsolescence are adequate. Purchases of property and equipment totaled $5,489,000 for the first nine months of 2002. Net cash provided from financing activities amounted to $8,928,000 for the first nine months of 2002 which is predominantly related to proceeds from exercise of stock options. Management believes that existing capital resources and funds generated from operations are sufficient to finance anticipated capital requirements.

Critical Accounting Policies and Estimates

Management prepared the consolidated financial statements of Zebra Technologies Corporation in conformity with accounting principles generally accepted in the United States of America. Accordingly, certain required estimates, judgments and assumptions are believed to be reasonable, based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the periods presented. The following accounting policies comprise those that management believes are the most critical to aid in fully understanding and evaluating the Company’s reported financial results. Management has discussed the development and selection of the estimates and their disclosure with the Company’s Audit Committee.

Valuation of Long-Lived and Intangible Assets and Goodwill.

Management assesses the impairment of identifiable intangibles, long-lived assets and related goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important to possibly trigger an impairment review consist of:

•                  significant underperformance relative to expected historical or projected future operating results

•                  significant changes in the manner of use of the acquired assets or the strategy for the overall business

•                  significant negative industry or economic trends

•                  significant decline in Zebra’s stock price for a sustained period

•                  significant decline in market capitalization relative to net book value

When it is determined that the carrying value of intangibles, long-lived assets and related goodwill and enterprise level goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, management measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Net intangible assets, long-lived assets, and goodwill amounted to $106,698,000 as of September 28, 2002.

In 2002, SFAS No. 142, Goodwill and Other Intangible Assets, became effective. As a result, the Company ceased amortizing approximately $54,455,000 of goodwill, including previously existing intangible assets that are not considered identifiable under SFAS No. 142. The Company recorded approximately $3,835,000 of amortization on these amounts during 2001 and would have recorded approximately $3,835,000 of amortization during 2002. In lieu of amortization, the Company is required to perform an initial and a second impairment review of its goodwill in 2002 and an annual impairment review thereafter.

The Company completed its initial impairment review during the second quarter of 2002. Considering the share price of the Company’s stock among other measures of fair value, this impairment test indicated that the fair value of the Company’s goodwill was significantly in excess of the carrying value. Consequently, no impairment charge was recorded.

Revenue Recognition

Zebra recognizes revenue from product sales at the time of shipment and passage of title. Certain customers have the right to return products that do not function properly within a limited time after delivery. The Company regularly monitors and tracks product returns and records a provision for the estimated amount of such future returns, based on historical experience and any notification received of pending returns. While such returns have historically been within expectations and the provisions established, the Company cannot guarantee that it will continue to experience return rates consistent with historical patterns. Any significant increase in product failure rates and the resulting credit returns could have a material adverse effect on operating results for the periods in which such returns materialize. A 10% increase (decrease) in returns above historical levels would decrease (increase) operating income by 0.3%.

Accounts Receivable

The Company performs ongoing credit evaluations of customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by a review of current credit information. Management continuously monitors customer collections and payments and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues. While such credit losses have historically been within expectations and the provisions established, management cannot guarantee that the Company will continue to experience credit losses consistent with historical experience. Since accounts receivable are not concentrated in a small number of customers, a significant change in the liquidity or financial position of any one customer would not have a material adverse effect on the collectability of accounts receivables and future operating results. Over the last three years, accounts receivable reserves have been in the range of 1.7% to 2.9% of total accounts receivable.

Accounts receivable reserves as of September 28, 2002, were $1,742,000, or 2.2% of the balance due. Included in this balance is an account with a $2.1 million disputed balance. Although management believes this account is fully collectible, a $500,000 reserve has been provided to cover the estimated cost of collection. If the actual cost of collection is more, or if less than 100% of the account is collected, operating income would be reduced.

Inventories

The Company values its inventories at the lower of the actual cost to purchase or manufacture, or the current estimated market value. Management regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on estimated forecasts of product demand and production requirements for the subsequent twelve months. A significant increase in the demand for Zebra’s products could result in a short-term increase in the cost of inventory purchases, while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. Additionally, the Company’s estimates of future product demand may prove to be inaccurate, in which case the provision required for excess and obsolete inventory may be understated or overstated. In the future, if inventories are determined to be overvalued, the Company would be required to recognize such costs in cost of goods sold at the time of such determination. The Company makes every effort to ensure the accuracy of its forecasts of future product demand; however any significant unanticipated changes in demand or technological developments could have a significant impact on the value of inventories and reported operating results.

Over the last three years, the Company’s reserves for excess and obsolete inventory have ranged from 9.7% to 13.2% of gross inventory. As of September 28, 2002, reserves for excess and obsolete inventory were $5,563,000, or 13.2% of gross inventory. Obsolescence reserves increased as a percentage of inventory principally due to the effectiveness of management’s program to reduce raw materials and finished goods inventories of its highest volume products.

Reserve for Litigation and Tax Audits

The Company has recorded the estimated liability related to certain pending tax litigation and tax audits based on management’s estimates of the probable range of loss. As additional information becomes available, management will assess the potential liability related to pending litigation and tax audits, and revise estimates.

The Company is litigating a dispute over a 1998 tax assessment in the amount of approximately $2,000,000, including penalties and interest, with the Illinois Department of Revenue for the years 1993 through 1995. The case was filed by the Company in the District Court of Illinois and tried during November 2000. The decision from the court was unfavorable to the Company but has been appealed. The result of the appeal is not expected to be known until the second half of 2003.

The Illinois Department of Revenue has also examined the Company’s tax returns for the years 1996 and 1997, and issued an assessment for $3,200,000. The issues involved in this audit are identical to those involved in the 1993 to 1995 returns being litigated. The Company has paid this assessment under protest. Management believes that the ultimate outcome of this assessment will be consistent with the 1993 to 1995 litigation under appeal.

In addition, the Illinois Department of Revenue has not yet examined the Company’s income tax returns for 1998 through 2001, but has a right to do so. Management feels that if such an audit occurred, the Illinois Department of Revenue would raise issues similar to those raised during the 1993 through 1997 audits.

The Company has recorded tax reserves equal to management’s estimate of the likely outcome of the Illinois Department of Revenue litigation for 1993 to 1995, the audit assessment for 1996 and 1997, and the unaudited 1998 through 2001 returns. If the Company loses all issues on appeal, the Company would record an additional one-time tax expense of $1,700,000. If the Company wins all issues on appeal, the Company would record a reduction to tax expense of $4,000,000.

Impact of Accounting Pronouncements Not Yet Adopted

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

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30. Applying the provisions of Opinion No. 30 will distinguish transactions that are part of an entity’s recurring operations from those that are unusual and infrequent and meet the criteria for classification as an extraordinary item.  SFAS No. 145 is effective beginning January 1, 2003. Management is currently evaluating the impact that the adoption of SFAS No. 145 will have on the Company’s consolidated financial statements.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. This standard will be applied prospectively to exit or disposal activities initiated after December 15, 2002. Management does not believe the adoption of SFAS No. 146 will have a significant impact on the Company’s consolidated financial statements.

Significant Customer

Sales to ScanSource, Inc., accounted for 13.5% and 10.9% of net sales for the third quarter of 2002 and 2001, respectively. For the nine months ended September 28, 2002 and September 29, 2001, sales to ScanSource, Inc., accounted for 13.1% and 11.4% of net sales, respectively. No other customer accounted for 10% or more of net sales during the third quarter or first nine months of 2002 or 2001.

Expectations

During its quarterly conference call on October 18, 2002, management provided net sales and earnings guidance for the fourth quarter of 2002 as follows ($ amounts in 000’s, except per share data):

Fourth Quarter 2002
Net sales	$120,000 to $125,000
Earnings per share	$0.61 to $0.66

Gross profit margins are expected to be between 48.5% and 49.5%, with operating expenses aggregating between $30,500,000 and $32,000,000 for the fourth quarter of 2002. Investment income is expected to be approximately $2,000,000. The effective tax rate is expected to be 35% of income before income taxes.

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

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

There were no material changes in the Company’s market risk during the third quarter ended September 28, 2002. For additional information on market risk, refer to the “Quantitative and Qualitative Disclosures About Market Risk” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

Item 4.    Disclosure Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of a date within 90 days prior to the date of the filing of this Report, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chairman and Chief Executive Officer and the Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

(a)                                  Exhibits.

10.1	Amendment No. Four to the Zebra Technologies Corporation 1997 Stock Option Plan
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b)                                     Reports.

The Registrant filed no reports on Form 8-K during the quarterly period covered by this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZEBRA TECHNOLOGIES CORPORATION

Date: November 11, 2002	By:	/s/ Edward L. Kaplan
Edward L. Kaplan
Chief Executive Officer

Date: November 11, 2002	By:	/s/ Charles R. Whitchurch
Charles R. Whitchurch
Chief Financial Officer

CERTIFICATION

I, Edward L. Kaplan, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Zebra Technologies Corporation (the “Company”);

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002	By:	/s/ Edward L. Kaplan
Edward L. Kaplan
Chief Executive Officer

CERTIFICATION

I, Charles R. Whitchurch, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Zebra Technologies Corporation (the “Company”);

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002	By:	/s/ Charles R. Whitchurch
Charles R. Whitchurch
Chief Financial Officer