Form 10-K
period 2002-12-31
ZEBRA TECHNOLOGIES CORP/DE
filed 2003-03-04
CIK 877212

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 000-19406

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes    ☒    No☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes    ☒    No☐

        As of February 25, 2003, the aggregate market value of each of the registrant's Class A Common Stock and Class B Common Stock held by non-affiliates was approximately $1,713,930,000 and $54,229,000, respectively. The closing price of the Class A Common Stock on February 25, 2003, as reported on the Nasdaq Stock Market, was $62.01 per share. Because no market exists for the Class B Common Stock and the shares of Class B Common Stock are convertible on a one-for-one basis into shares of Class A Common stock, the registrant has assumed for purposes hereof that each share of Class B Common Stock has a market value equal to one share of Class A Common Stock.

        As of February 25, 2003, the registrant had outstanding 27,314,296 shares of Class A Common Stock, par value $.01 per share, and 3,881,956 shares of Class B Common Stock, par value $.01 per share.

Documents Incorporated by Reference

        Certain sections of the registrant's Notice of Annual Meeting of Stockholders and Proxy Statement for its Annual Meeting of Stockholders to be held on May 20, 2003, as described in the Cross-Reference Sheet and Table of Contents included herewith, are incorporated by reference into Part III of this report.

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

Item 1. Business

The Company

        Zebra Technologies Corporation and its wholly-owned subsidiaries (the Company or Zebra) design, manufacture and support a broad range of direct thermal and thermal transfer bar code label and receipt printers, plastic card printers, related accessories and support software. The Company markets its products worldwide principally to manufacturing and service organizations and governments for use in applications for automatic identification, data collection and personal identification.

        The Company's equipment is designed to operate at the user's location or on a mobile basis to produce and dispense high-quality labels and plastic cards in time-sensitive applications and under a variety of environmental conditions. Applications for the Company's products are extremely diverse, primarily in the areas of routing and tracking, transactions processing, and identification and authentication. They include applications where barcoding is used to identify or track objects or information, particularly in situations that require high levels of data accuracy and where speed and reliability are critical. They also include specialty printing for receipts and tickets where improved customer service and productivity gains may be the primary reason for printing, rather than a barcoding application. Plastic cards are used for secure, reliable personal identification or access control often on an on-demand basis.

        Applications for the Company's technology span virtually all industries and geographies. They include, but are not limited to, inventory control, small package delivery, baggage handling, automated warehousing, JIT (Just-In-Time) manufacturing, employee time and attendance records, file management systems, hospital information systems, medical specimen labeling, shop floor control, in-store product labeling, employee ID cards, driver's licenses, and access control systems. As of December 31, 2002, management estimates that almost 3,000,000 Zebra printers were installed in approximately 100 countries throughout the world.

        The Company believes competitive forces on businesses worldwide to strengthen security, reduce costs, improve quality, improve customer service, and increase productivity support the growth of its bar code labeling solutions and specialty printing business. Industry-mandated standardization for compliance labeling is an important catalyst in the deployment of bar code systems. Zebra further believes that companies are also adopting automatic identification systems incorporating barcoding for business improvement applications. Many of these applications make increasing use of enterprise-wide resource planning (ERP) and other process improvement systems in manufacturing and service organizations. The Company believes that greater emphasis on supply chain management, the drive to reduce errors in health care, and heightened concern over safety and security will lead to increased use of automatic identification systems. Still other applications are taking advantage of recent advances in wireless and hand-held computing technologies.

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

        On October 28, 1998, the Company merged with Eltron International, Inc., which manufactured and marketed high-quality, low-cost direct thermal and thermal transfer bar code label printers, card printers, ribbons, self-adhesive labels and related accessories. Financial results for the Company for the periods prior to the merger were restated to reflect the merger as a pooling-of-interests transaction.

        On April 3, 2000, Zebra acquired Comtec Information Systems, Inc. for $88,476,000 in cash. Located in Warwick, Rhode Island, Comtec was a privately held company that designed, manufactured and supported a complete line of mobile wireless thermal printing solutions. Since the acquisition, the Company consolidated all mobile printing systems under the Zebra® brand.

        The Company completed its initial public offering in August 1991. Zebra is organized under the laws of the State of Delaware, and its principal offices are located at 333 Corporate Woods Parkway, Vernon Hills, Illinois 60061. The Company's telephone number is (847) 634-6700 and its internet web site address is WWW.ZEBRA.COM. All of the Company's filings with the Securities and Exchange Commission are available free of charge through the Investor page on this web site, immediately upon filing.

Products

        The Company's products consist of a broad line of computerized printers for the production of bar code labels, receipts and tags, and plastic cards, specialty bar code labeling materials, ink ribbons for bar code and card printers, and bar code label design software. These products are used to provide bar code labeling, personal identification, and specialty printing solutions principally in the manufacturing, retail, service, and government sectors of the economy. The Company's equipment and supplies are designed to operate at the user's location under a variety of work environments. The Company works closely with distributors, resellers and end users of its products to design and implement labeling solutions that meet the technical demands of the end user. To achieve this flexibility, the Company provides its customers with a broad selection of printer models, each of which can be configured for a specific application. Additionally, the Company will select and, if necessary, create appropriate labeling stock, ink ribbons and adhesives to suit a particular application. In-house engineering personnel in software, mechanical, electronic and chemical engineering participate in the creation and development of bar code labeling solutions for particular applications.

        Bar Code Label and Receipt Printers

        Zebra markets its line of bar code label and receipt printers under the Zebra brand. The Company produces the industry's broadest range of on-demand thermal transfer and direct thermal bar code label printers. Zebra's printing systems include hundreds of optional configurations that can be selected to meet particular customer needs. The Company believes this breadth of product is a unique and significant competitive strength, because it allows the Company to satisfy the wide variety of printing applications in its target market.

        The Company offers 40 bar code printer models. At December 31, 2002, the Company's main printer product offerings were as follows:

        Performance Tabletop Printers.    At the high end of the label printer market, Zebra produces printers targeted at applications requiring continuous operation in high output, mission-critical settings. These units provide a wide variety of optional configurations, features, print widths, speeds and dot densities, including the industry's only standard 600-dpi printer. The Company offers five Zebra models under its XiIII Plus Series line. List prices range from $4,295 to $7,495.

        Zebra also manufactures and markets the R-140 and R402 Printer/Encoder. The R-140 and R402 print and encode "smart labels," which are printable labels embedded with an ultra-thin radio frequency transponder, in a single pass. Information encoded in these transponders can then be read and modified by a radio frequency reader. The R-140 and R402 are targeted at the developing market for radio frequency identification (RFID), where line-of-sight reading or scanning a label may not be possible and appending information to the label is important. List prices are $5,695 for the R-140 and $1,695 for the R402.

        Mid-Range Tabletop Printers.    The Company offers seven printer models designed for less demanding applications. These units offer fewer option configurations and features for a commensurate lower price. Products in this category consist of the Zebra Stripe®, S and Z Series as well as the TLP 2746 and LP/TLP 2684 (Strata) printers. List prices range from $1,395 to $2,995.

        Desktop Printers.    Applications with low volume suit the Company's desktop printers. Zebra currently offers nine desktop models consisting of the Ht-146, DA402, T402, LP/TLP 2844, LP 2824, LP 2443 (Orion®), LP/TLP 2722, LP/TLP 2742, and TLP 3742 printers. List prices range from $395 to $995.

        Mobile Printing Solutions.    The Company offers 15 mobile printer models, which provide durability, light weight and wireless connectivity interfaces. These printers print in 2-, 3- and 4-inch widths and are marketed under the Cameo, Encore, QL and PA/PT lines. List prices range from $575 to $1,825.

        Print Engines.    Zebra's 170PAX3 and 110PAX3 print engines are targeted at manufacturers of high-speed automatic label applicator systems. List prices range from $3,200 to $4,250.

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

        Plastic Card Printers

        The Company offers seven card printers. Uses for plastic cards printed by these systems include national identity cards, driver's licenses, employee identification badges, smart cards, on-demand access control cards, and customer loyalty card applications. Users can select from a number of printer options, including monochrome and color printing, single- and two-sided printing, lamination, and magnetic stripe and smart card encoding. The Company's P205, P210, P310, P320i, P420, P520 and P720 plastic card printers are marketed under the Eltron® brand. List prices range from $1,695 to $9,995.

        Sales of hardware (bar code and plastic card printers and replacement parts) totaled $360,185,000 in 2002, $339,895,000 in 2001, and $378,093,000 in 2000. These sales represented 75.7%, 75.6%, and 78.5% of net sales in 2002, 2001, and 2000, respectively.

        Supplies

        The Company sells supplies, which consist of stock and customized thermal labels and tags, plastic cards, card laminates, and thermal transfer ribbons, to both new and current users of its label and plastic card printing systems worldwide. Zebra promotes the use of genuine Zebra brand supplies with its equipment.

        Zebra fully supports its printers, resellers and end users with an extensive line of superior quality, high performance supplies optimized to a particular user's needs. Supplies are chosen in consultation with the reseller and end user based on the specific application, printer and environment in which the labeling system must perform. In the case of bar code labeling solutions, the Company's supplies also include proprietary ribbon and label formulations developed according to the Company's specifications and designed to maximize printer performance and meet the most demanding end user performance criteria. Factors such as adhesion, resistance to scratches, smudges and abrasion and chemical and environmental exposures are all taken into account when selecting the type of ribbon and labeling materials. The use of supplies that are not carefully matched to specific printers can adversely affect printer performance in terms of print speed, and print quality.

        Sales of the Company's supplies were $87,981,000 in 2002, $85,266,000 in 2001, and $81,045,000 in 2000 and represented 18.5%, 18.9%, and 16.8% of net sales, respectively.

        Software

        The Company offers high-performance label design and integration software specifically designed to optimize the performance of Zebra bar code label printers. Known as BAR-ONE®, this software provides the capability to design and integrate sophisticated labels from standalone or legacy applications through a powerful, easy-to-use Windows® interface.

        The Company's goal is to provide software that enables high levels of connectivity to all major computer network and software systems. These networks include Ethernet, 802.11 and Bluetooth™ wireless systems and various IBM® systems. Software systems include SAP® and other ERP systems, warehouse management systems (WMS), Windows, Unix® and Linux®. Under an agreement with Accelio Corporation, a provider of electronic forms, workflow and output management software applications, Zebra offers BAR-ONE with Accelio Present Central® (formerly JetForm Central™). This software package enables Zebra printers to receive output directly from many of the popular software packages on the market, including the increasingly used ERP software, without the need to write costly software interfaces. Zebra also offers a BAR-ONE for SAP/R3, which enables users of the SAP/R3 ERP system to print directly to Zebra printers without the need for middleware. To expand the global applications for its software and printers, the Company is developing multi-lingual capabilities in its software and user interfaces.

        The goal of improving connectivity has also led to the development and introduction of ZebraLink. This multi-purpose software tool gives users the ability to set up and control Zebra printers remotely using Web-enabled devices. It also enables Zebra printers to provide real-time printer error and status notification via e-mail to a wired or wireless device. In addition, ZebraLink's programming language, ZBI, can be used to control and interpret incoming text and data streams. ZBI gives users the ability to configure Zebra printers to interpret various non-Zebra printer based languages, as well as to set up operations in which a bar code label printer is needed and eliminate a computer hook-up.

        Maintenance Services

        For bar code label and receipt printers, the Company provides service at depot repair centers at its Vernon Hills, Illinois, Camarillo, California, Warwick, Rhode Island, and Preston, U.K. facilities as well as at its Zebra Authorized Service Provider (ZASP) locations. In addition, IBM, Optimal Systems Services and National Service Center (NSC) provide on-site repair services. The Company shares the revenue for on-site service contracts sold by IBM, Optimal and NSC for Zebra printing systems installed in the United States, and with IBM in Europe. Outside of the United States, the Company's distributors in each country provide maintenance service, either directly as ZASPs or through independent service agents. Zebra also provides service and technical support assistance from in-house support personnel located in the United States, the United Kingdom and Singapore, who are available by telephone hotline five days a week during regular business hours. Also, for most Zebra products, the Company provides interactive technical support via the Internet, which can be accessed through the Company's Web site, http://www.zebra.com, 24 hours a day, seven days a week.

        The card printer depot repair facilities are located in Camarillo, California and Varades, France, and IBM performs on-site repair services in the United States and Europe. Card printer users can receive technical support assistance from in-house support personnel located in the United States, the United Kingdom, Singapore and France, who are available by telephone during regular business hours. In addition, on-line support for card printers can be accessed through the Web site, http://www.eltroncards.com, 24 hours a day, seven days a week.

        Warranties

        All Zebra printing equipment is warranted against defects in material and workmanship for up to one year. Zebra supplies are warranted against defects in material and workmanship for their stated shelf life or twelve months, whichever ends first. Defective equipment and supplies may be returned to the Company for repair, replacement or refund during the applicable warranty periods.

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

        The Company's plastic card printers incorporate thermal dye sublimation for color printing on polyvinyl chloride (PVC) and polyester cards. This capability allows for the creation of personalized full color, photographic quality plastic cards. These cards can typically be created in less than 30 seconds for under one dollar each. Traditional photographic processes are both more expensive and time consuming. The Company believes that personalized card applications such as driver's licenses, loyalty cards, school and work identification cards, security access cards and financial transaction cards are well suited to this technology. Bar codes, smart chips and magnetic stripe encoding can be used to record such personal data as health records, financial transactions, security access codes and vital statistics.

        Zebra's printing systems incorporate Company-designed computer hardware, electrical mechanisms and software, which operate the printing functions of the system and communicate with the host computer. Zebra's bar code label printers operate using Zebra Programming Language (ZPL®), Zebra Programming Language II (ZPL II®), Eltron Programming Language (EPL) or Comtec Printer Control Language (CPCL), each of which is a proprietary printer driver language. These languages are compatible with virtually all computer operating systems, including UNIX, MS/DOS® and Windows.

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

Sales and Marketing

        Sales.    The Company sells its products in the United States and internationally through distributors, value-added resellers (VARs), original equipment manufacturers (OEMs), international customers and directly to a small number of designated key accounts. For supplies, the Company also sells directly to end users through the Internet and telemarketing operations. Distributors and VARs purchase, warehouse and sell a variety of automatic identification components from different manufacturers and customize systems for end-user applications using their systems integration expertise. Because these sales channels provide specific software, configuration, installation, integration and support services required by end users within various market segments, these relationships allow the Company to reach end users throughout the world in a wide variety of industries. The Company does not experience significant seasonality.

        The Company classifies its direct VARs as either Premier Partners or Solution Partners, depending on the size and commitment to Zebra products of a particular VAR. In addition, Zebra offers VARs the opportunity to earn certifications for mobile printers, supplies and service. The Company also sells through distributors, which in turn sell to smaller VARs who may be a part of the Zebra Solutions Associate program. Both categories of VARs, as well as OEMs and systems integrators, provide customers with a variety of automatic identification components including scanners, accessories, applications software and systems integration expertise, and, in the case of some OEMs, then resell the products under their own brands as part of their own product offering. The Company believes that the breadth of this indirect channel network, both in terms of variety and geographic scope, enhances its ability to compete.

        In some instances, the Company may designate a customer of label and receipt printers as a key account when purchases of Company products reach specified levels. Zebra sales personnel, either alone or together with the Company's distribution partners, manage these key accounts to ensure their needs, including consistent support for projects and applications, are being met.

        Sales to international customers comprised 43.2% of net sales in 2002, 40.0% of net sales in 2001, and 37.4% of net sales in 2000. The Company's products are distributed in about 100 countries throughout the world. Management believes that international sales have the long-term potential to grow faster than domestic sales because of the lower penetration of bar code systems outside the United States. As a result, the Company has invested resources to support its international growth and currently operates facilities and sales offices, or has representation, in 18 different countries.

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

        The marketing communications group operates as an internal advertising and public relations resource. This group, working with advertising agencies and contractors, creates advertisements, and brochures, manages trade show exhibits, maintains the Company's Web sites, and places articles highlighting applications of Zebra products in trade and industry publications.

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

Customers

        The Company estimates that almost 3,000,000 bar code label and plastic card printers were installed in approximately 100 countries as of December 31, 2002.

        Sales to ScanSource, Inc. accounted for 13.6% of net sales in 2002. No customer accounted for 10% or more of net sales in 2001 or 2000.

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

        The Company purchases prefabricated component parts and subassemblies for use in the manufacture of its products. Critical subassemblies include printheads, power supplies, integrated circuits, and stepper motors, which are obtained from domestic and foreign suppliers at competitive prices. The Company's purchase contracts provide for price increases in the event of certain increases in the costs of raw materials. The Company maintains multiple sources for its component parts and subassemblies to mitigate against risks of parts shortages or unavailability. The Company does not believe at this time that it faces difficulties in obtaining an adequate supply of these materials.

Research and Development

        The Company had research and development expenditures of $29,210,000 in 2002, $28,184,000 in 2001, and $26,746,000 in 2000. These expenditures amounted to 6.1%, 6.3%, and 5.6% of net sales for the corresponding periods. The Company devotes significant resources to developing new printing solutions for its target markets and ensuring that the Company's products maintain high levels of reliability and efficient manufacturing.

Competition

        Many companies are engaged in the design, manufacture and marketing of bar code label printers and card personalization solutions. The Company considers its direct competition in bar code label and receipt printing to be producers of on-demand thermal transfer and direct thermal label printing systems and supplies. The Company also competes with companies engaged in the design, manufacture and marketing of printing systems that use alternative technologies, such as impact dot matrix, ink-jet and laser printing. Similarly, the Company competes with manufacturers of card personalization systems that are based on a broad range of alternative, competing technologies.

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

        No single competitor competes across the entire breadth of the Company's product line. The Company, however, faces significant competition in each of its product segments. For low-cost desktop label printer products, the Company's principal competitors are Cognitive Solutions, a subsidiary of Axiohm Transaction Solutions, Inc.; Tokyo Electric Company (TEC); Taiwan Semiconductor; Microcom; and Datamax Corporation. In the mid-range printer market, the Company's principal competitors are Datamax; UBI and Intermec Corporations, subsidiaries of Unova, Inc.; Monarch Marking Systems, a subsidiary of Paxar, Inc.; Sato; and TEC. Principal competition in the high end of the market derives from Sato; TEC; Printronix, Inc.; and Intermec. For print engines, the Company's principal competitor is Sato. For portable printers, the Company's principal competitors are Monarch Marking Systems and O'Neil Product Development, Inc. The potential for greater competition is increasing, in the Company's opinion, as companies view mobile printing applications to be an attractive market.

        The Company has several competitors in the worldwide market for card personalization equipment using dye sublimation technology. These competitors include Nisca, Datacard, Inc., Fargo Electronics, Inc., ColorX, Atlantek, Polaroid, MagiCard, Evolis, LogickaComp, Printherm, CIM, NBS, Matica, Song Woo Electronics, and Victor Data Systems.

        Dye-sublimation, the technology incorporated in the Company's card printers, is only one of several commercially available types of equipment used to personalize cards. The Company also competes with companies that produce identification cards using alternative technologies, which include ink-jet, thermal transfer, embossing, film-based systems, encoders, laser engraving and large-scale dye-sublimation printers. These card personalization technologies offer viable alternatives to the Company's card printers and provide effective competition from a variety of companies, many of which are substantially larger than the Company, including Canon Inc., Hewlett-Packard Company, Hitachi Ltd., and Lexmark International, Inc. In addition, service bureaus compete for end user business and provide an alternative to the purchase of the Company's card printing equipment and supplies.

Alternative Technologies

        The Company believes that direct thermal and thermal transfer printing will be the label and receipt printer technology of choice in Zebra's target markets for the foreseeable future. Among the many advantages of direct thermal and thermal transfer printing is the ability to print high-resolution, durable images on a wide variety of label materials at relatively low costs and very high speeds compared with alternative printing technologies. The Company continually assesses competitive and complementary methods of bar code printing and automatic identification. These technologies include ink jet, laser, impact dot matrix, laser etching, and RFID. Currently, the Company believes that direct thermal and thermal transfer print technologies provide the best low-cost, high quality printing solution for its label and receipt printer target markets.

        Although there is no assurance that a new technology will not supplant direct thermal and thermal transfer printing for bar code labels and receipts, the Company is not aware of any developing technology that offers the advantages of direct thermal and thermal transfer printing for the Company's label and receipt printer target markets. To complement its thermal printing technology, Zebra produces the R-140 and R402 printer/encoders for printing and encoding "smart labels," which are printable labels embedded with an ultra-thin radio frequency transponder. Information encoded in these transponders can then be read and modified by a radio frequency reader. The R-140 and R402 are targeted at the developing market for RFID, where line-of-sight reading or scanning a label may not be possible. The Company views RFID as a complementary technology to barcoding, offering growth opportunities to Zebra as the technology becomes more widely adopted.

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

Intellectual Property Rights

        Zebra relies on a combination of trade secrets, patents, employee and third party nondisclosure agreements, copyright laws and contractual rights to establish and protect its proprietary rights in its products. The Company holds and actively protects a number of trademarks, which are registered domestically and internationally. The Company holds 68 patents and has 21 patents pending pertaining to its products. The duration of these patents ranges from 14 to 20 years. The expiration of any individual patent would not have a material impact on the Company's business.

        Despite the Company's efforts to protect its intellectual property rights, it may be possible for unauthorized third parties to copy portions of the Company's products or to reverse engineer or otherwise obtain and use some technology and information that the Company regards as proprietary. Moreover, the laws of some countries do not afford the same protection to the Company's proprietary rights as do United States laws. There can be no assurance that legal protections relied upon by the Company to protect its proprietary position will be adequate. While the Company's intellectual property is valuable and provides the Company with certain competitive advantages, the Company does not believe that the legal protections afforded to its intellectual property are fundamental to the Company's success.

        Other trademarks mentioned in this report are the property of their respective holders and include IBM, a registered trademark of International Business Machines Corporation; UNIX, a registered trademark of UNIX Systems Laboratories, Inc.; MS/DOS and Windows, registered trademarks of Microsoft Corporation; SAP, a registered trademark of SAP AG; Linux, a registered trademark of Linus Torvalds; and Accelio Present Central, a registered trademark of Accelio Corporation. Bluetooth is a trademark owned by Bluetooth SIG and used by Zebra Technologies under license.

Employees

        As of February 28, 2003, the Company employed approximately 2,000 persons. None of these employees is a member of a union. The Company considers its relationship with its employees to be very good.

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

        The Company's major facilities as of December 31, 2002 are listed below:

	Square Footage
Location	Manufacturing, Production & Warehousing	Administrative, Research & Sales	Total	Lease Expires
Vernon Hills, Illinois, USA	111,676	113,429	225,105	June 2014
Camarillo, California, USA	69,921	72,156	142,077	Owned
Warwick, Rhode Island, USA	50,872	48,968	98,727	April 2005
Greenville, Wisconsin, USA	26,917	2,284	30,000	March 2007
High Wycombe, UK	—	24,700	24,700	October 2018
Preston, UK	30,450	8,600	39,050	Owned
Varades, France	8,151	5,919	14,070	December 2006

Total	297,987	276,056	573,729

        The Company also leases facilities totaling an aggregate of 14,229 square feet, all of which are dedicated to administrative, research and sales functions, in the following locations: Miami, Florida; Minneapolis, Minnesota; Paris, France; Frankfurt, Germany; Milan, Italy; Ballerup, Denmark; Dubai, United Arab Emirates; Singapore; Yokohama, Japan; Seoul, South Korea; Sao Paolo, Brazil; and Hong Kong.

        During 1999, the Company consolidated some United Kingdom facilities by moving distribution from the Company's Wokingham and High Wycombe facilities to the Preston location, and transferring Wokingham associates to the renovated High Wycombe location. The vacant Wokingham facility totals 27,000 square feet and has a lease that expires in October 2010. The Company has sub-leased this property through October 2003.

Item 3. Legal Proceedings

        On January 31, 2003, a Writ of Summons was filed in the Nantes Commercial Court, Nantes, France, by Printherm, a French corporation, and several of its shareholders (collectively, "Printherm"), against Zebra Technologies France, a French corporation and wholly-owned subsidiary of the Company. Printherm seeks damages in the amount €15, 304,000 and additional unspecified damages in connection with Zebra France's termination of negotiations in December 2000 with respect to the proposed acquisition by the Company of the capital stock of Printherm. The Company believes that Printherm's claims are without merit, and the Company will vigorously defend the action.

        The Company also is litigating a dispute over a 1998 tax assessment in the amount of approximately $2,000,000, including penalties and interest, with the Illinois Department of Revenue for the years 1993 through 1995. The case was filed by the Company in the District Court of Illinois and tried during November 2000. The decision from the court was unfavorable to the Company but has been appealed. The Company does not expect to know the result of the appeal until some time in the second half of 2003. For additional information respecting this matter, see "Critical Accounting Policies and Estimates—Reserve for tax litigation and tax audits" in Item 7, Management's Discussion and Analysis of Financial Conditions and Results of Operations and Note 9 "Income Taxes" in the Notes to Consolidated Financial Statements annexed to this report.

        The Company is named as a defendant in a number of other lawsuits, which are incidental to the ordinary conduct of its business. The Company does not believe that any such matters will have a material adverse effect on the Company's business, financial condition, or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

        Not applicable.

PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters

Stock Information: Price Range and Common Stock

        The Company's Class A Common Stock is traded on the Nasdaq Stock Market under the symbol ZBRA. The following table shows the high and low trade prices for each quarter in 2002 and 2001, as reported by the Nasdaq Stock Market. No market exists for the Company's Class B Common Stock. The shares of Class B Common Stock are convertible on a one-for-one basis into shares of Class A Common Stock at the option of the holder.

2002	High	Low	2001	High	Low
First Quarter	$58.99	$47.27	First Quarter	$57.00	$35.50
Second Quarter	60.15	47.37	Second Quarter	52.06	34.13
Third Quarter	57.94	45.12	Third Quarter	49.95	35.15
Fourth Quarter	68.60	48.50	Fourth Quarter	56.50	36.00

Source: The Nasdaq Stock Market

        At February 25, 2003, the last reported price for the Class A Common Stock was $62.01 per share, and there were 412 registered stockholders of record for the Company's Class A Common Stock and 31 registered stockholders of record for the Company's Class B Common Stock.

Dividend Policy

        Since the Company's initial public offering in 1991, the Company has not declared any cash dividends or distributions on its capital stock. The Company intends to retain its earnings to finance future growth and therefore does not anticipate paying any cash dividends in the foreseeable future.

Item 6. Selected Consolidated Financial Data

CONSOLIDATED STATEMENTS OF EARNINGS DATA
(In thousands, except per share amounts)

Year Ended December 31,	2002		2001		2000		1999		1998
Net sales	$475,611		$450,008		$481,569		$402,213		$339,678
Cost of sales	244,864		240,115		249,141		198,942		183,639

Gross profit	230,747		209,893		232,428		203,271		156,039
Total operating expenses	128,942	(1)(2)	117,434	(2)	123,758	(2)	99,487	(3)	94,174	(3)

Operating income	101,805	(1)(2)	92,459	(2)	108,670	(2)	103,784	(3)	61,865	(3)
Income before income taxes	110,883	(1)(2)	96,139	(2)	111,911	(2)	108,800	(3)	65,021	(3)
Net income	71,595	(1)(2)	61,529	(2)	71,622	(2)	69,632	(3)	40,069	(3)
Earnings per share
Basic	$2.31	(1)(2)	$2.01	(2)	$2.33	(2)	$2.23	(3)	$1.30	(3)
Diluted	$2.29	(1)(2)	$1.99	(2)	$2.30	(2)	$2.21	(3)	$1.29	(3)
Weighted average shares outstanding
Basic	30,983		30,645		30,790		31,175		30,919
Diluted	31,265		30,881		31,155		31,521		31,176

CONSOLIDATED BALANCE SHEET DATA
(In thousands)

December 31,	2002	2001	2000	1999	1998
Cash and cash equivalents and investments and marketable securities	$348,577	$249,349	$156,714	$235,568	$162,668
Working capital	427,676	330,510	256,799	302,804	229,688
Total assets	573,088	479,556	418,896	394,643	310,002
Long-term obligations	1,613	408	513	664	36
Stockholders' equity	534,155	445,007	371,288	349,307	270,884

(1)
Includes $3,300 in operating expenses related to the terminated acquisition of Fargo Electronics, Inc.

(2)
Includes pretax charges for merger costs relating to the acquisition of Comtec Information Systems, Inc., and merger with Eltron International, Inc. of $73 in 2002, $1,838 in 2001 and $11,066 in 2000.

(3)
Includes a pretax charge for merger costs of $6,341 in 1999 and $8,080 in 1998 relating to the merger with Eltron International, Inc.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Comparison of Years Ended December 31, 2002 and 2001

        Sales by product category, related percent changes and percent of total sales for 2002 and 2001 were as follows:

	Years Ended
Product Category	December 31, 2002	December 31, 2001	Percent Change	(i) Percent of Total Sales—2002	(ii) Percent of Total Sales—2001
Hardware	$360,185	$339,895	6.0	75.7	75.6
Supplies	87,981	85,266	3.2	18.5	18.9
Service and software	23,301	19,336	20.5	4.9	4.3
Freight revenue	4,144	5,511	(24.8)	0.9	1.2

Total sales	$475,611	$450,008	5.7	100.0	100.0

        Sales to customers by geographic region, related percent changes, and percent of total sales for 2002 and 2001 were as follows:

	Years Ended
Geographic Region	December 31, 2002	December 31, 2001	Percent Change	(iii) Percent of Total Sales—2002	(iv) Percent of Total Sales—2001
International	205,323	180,053	14.0	43.2	40.0
North America	270,288	269,955	0.1	56.8	60.0

Total sales	$475,611	$450,008	5.7	100.0	100.0

        During 2001 and 2002, through the downturn in the U.S. economy, the Company implemented its growth strategy by introducing new products, expanding international coverage, and creating new sales and marketing programs. The Company's investments in product development resulted in a stream of product introductions throughout this period. The Company also placed Zebra sales representatives in international territories deemed to have growth potential, thereby allowing the Company to work more closely with its channel partners in those regions. In addition, the Company organized its sales and marketing efforts to support a sales strategy that demonstrates the business benefits associated with implementing bar code labeling and specialty printing solutions. Management believes that these investments contributed to the Company's sales growth in 2002.

        In North America, the Company recorded positive sales growth in the second, third and fourth quarters of 2002, compared with the corresponding periods of 2001. Overall, however, the slow U.S. economy continued to limit sales growth of bar code label and receipt printers to rates below the Company's historical average. Sales of supplies, specifically ribbons, were affected by price pressure from increased international competition particularly from Japan. Sales of supplies nevertheless benefited from an increase in unit sales. Management believes that the long-term outlook for bar code label and receipt printing in North America remains favorable but is unable to determine at this time when growth might return to historical levels experienced before the 2001 downturn.

        All three of the Company's international regions—Europe, Asia Pacific, and Latin America—had record sales and contributed to the significant growth in international sales in 2002. The Company's increase of the number of Zebra representatives in these regions, including the formation of a sales team in Europe for mobile printing solutions in 2001, was an important factor in the growth of international sales. On a dollar-volume basis, the largest increase occurred in the Company's European region. The strength of the British pound and the euro versus the U.S. dollar increased sales for the Company's European region by approximately $5,565,000, compared with exchange rates that prevailed during 2001. It is difficult for management to accurately forecast the direction of foreign exchange movements, and therefore, to estimate the impact of foreign exchange rates on future financial results, either positive or negative. Management believes that international territories hold significant growth opportunities for the Company and expects to continue to invest in personnel and infrastructure to support sales growth in these regions.

        Gross profit was $230,747,000 for 2002, up 9.9% from $209,893,000 for 2001. In addition, gross profit margin increased to 48.5% from 46.6%. The major contributors to the margin improvement were higher capacity utilization related to the higher sales volume, product cost reductions, and the effect of foreign exchange movements. Management estimates that changes in foreign exchange rates increased gross profit by $4,377,000 in 2002.

        Selling and marketing expenses increased 13.1% to $56,176,000, or 11.8% of net sales, from $49,688,000, or 11.0% of net sales. Most of the change can be attributed to an increase in additional headcount and performance-related payroll expenses, specifically commissions and bonuses related to the Company's growth in net sales. Trade show, travel and consulting expenses were also higher compared with 2001.

        During 2002, the Company identified vertical markets that management believes offer growth opportunities for Zebra's printing and connectivity technologies. To this end, management expects that a higher level of selling and marketing infrastructure will be required to access these markets and achieve the Company's growth objectives within them, compared with Zebra's historical business model. Increased staffing occurred in marketing functions in 2002 to enable the Company to access vertical markets. Management expects that selling and marketing expenses in future periods will reflect the higher costs related to generating business within vertical markets.

        Research and development expenses for 2002 were $29,210,000, up 3.6% from $28,184,000 for 2001, and represented 6.1% of net sales in 2002 versus 6.3% in 2001. Printer products introduced over an 18-month period that ended December 31, 2002 accounted for approximately 22% of printer sales for 2002, compared with 20% for the comparable period ending December 31, 2001. Higher project and personnel expenses were partially offset by lower expenditures for consulting services. The Company considers its ability to develop and introduce new products to be a significant competitive factor. Accordingly, management expects to continue high levels of expenditures on the development of a broad range of printers and related items.

        General and administrative expenses increased 19.1% to $38,689,000 from $32,491,000. As a percentage of net sales, general and administrative expenses increased to 8.1% from 7.2%. The Company had higher bonus payments related to the growth in net sales. It also incurred additional consulting expenses for the development and implementation of growth strategies, as well as higher expenditures on information systems and insurance.

        During 2002, Zebra recorded $1,494,000 in amortization of intangible assets, compared with $5,233,000 for 2001. During the first quarter of 2002, Zebra implemented SFAS No. 142, Goodwill and Other Intangible Assets, which eliminates the requirements to amortize intangible assets with indefinite lives and goodwill with a requirement for an annual impairment test. SFAS No. 142 also establishes requirements for identifiable intangible assets. As a result, during the first quarter Zebra reclassified $21,272,000 of intangible assets into goodwill, as such assets, which included assembled workforce and customer lists, did not meet the criteria for recognition as an asset apart from goodwill under SFAS No. 142. Operating income for 2001 includes $3,835,000 of amortization of goodwill and other intangible assets that are not included in the 2002 results in conjunction with the implementation of SFAS No. 142.

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

        The Company incurred merger costs of $73,000 in 2002 and $1,838,000 in 2001. These costs related to the acquisition of Comtec Information Systems in April 2000. Management expects that future periods will have no further merger costs related to acquisitions completed prior to the date of this report. In the event of future acquisitions, management expects to record merger costs related to those acquisitions, the amount of which cannot be determined at this time.

        Investment income was $10,004,000 for 2002, an increase of 84.6% from $5,419,000 for 2001. Favorable investment income was a result of a $1,953,000 pre-tax gain on the sale of 585,000 shares of common stock of Fargo Electronics, in addition to the absence of a $2,242,000 pre-tax write-down of a long-term investment that occurred in 2001. The write-down occurred because the decline in the asset's value was viewed as other than temporary. This write-down reduced 2001 diluted earnings by $0.05 per share. The Company made an additional write-down of $193,000 for this investment in 2002.

        Income before income taxes increased 15.3% to $110,883,000 from $96,139,000. As a percentage of net sales, income before income taxes increased to 23.3% from 21.4%.

        The effective income tax rate for 2002 was 35.4% versus 36.0% in 2001. This change is the result of implementing tax minimization strategies during the third quarter of 2002. Management expects that these strategies will allow the Company to remain at a 35.0% effective tax rate in future periods.

        Net income of $71,595,000, or $2.29 per diluted share, for 2002 was up 16.4% from $61,529,000, or $1.99 per diluted share, for 2001.

Comparison of Years Ended December 31, 2001 and 2000

        Sales by product category, related percent changes and percent of total sales for 2001 and 2000 were as follows:

	Years Ended
Product Category	December 31, 2001	December 31, 2000	Percent Change	(v) Percent of Total Sales—2001	(vi) Percent of Total Sales—2000
Hardware	$339,895	$378,093	(10.1)	75.6	78.5
Supplies	85,266	81,045	5.2	18.9	16.8
Service and software	19,336	16,659	16.1	4.3	3.5
Freight revenue	5,511	5,772	(4.5)	1.2	1.2

Total sales	$450,008	$481,569	(6.6)	100.0	100.0

        Sales to customers by geographic region, related percent changes, and percent of total sales for 2001 and 2000 were as follows:

	Years Ended
Geographic Region	December 31, 2001	December 31, 2000	Percent Change	(vii) Percent of Total Sales—2001	(viii) Percent of Total Sales—2000
International	180,053	179,989	0.0	40.0	37.4
North America	269,955	301,580	(10.5)	60.0	62.6

Total sales	$450,008	$481,569	(6.6)	100.0	100.0

        The decline in sales was primarily related to softness in sales of bar code label and receipt printers in North America from deteriorating economic conditions in the U. S., specifically in the manufacturing and technology sectors. A full year's sales of mobile printing systems as a result of the Comtec acquisition, compared with only three quarters in 2000, partially offset the decline from this weakness.

        The decline in North American sales was a result of the slowdown in the U.S. economy, which restricted sales of bar code label and receipt printers in North America. This slowdown began in 2000 and became more severe in 2001.

        International sales for 2001 showed virtually no growth. Growth in the Company's European region to a record level resulted from the formation of a team dedicated to the sale of mobile printing systems and sales expansion in Eastern Europe. This growth was offset by sales declines in Latin America and Asia Pacific. The strength of the U.S. dollar versus the British pound and the euro reduced sales for the Company's European region by approximately $2,976,000, compared with exchange rates that prevailed during 2000.

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

        Interest expense and other expense, net, for 2001 totaled $1,739,000, compared with $8,104,000 in 2000. The 78.5% decline was primarily attributable to the effectiveness of currency hedging strategies to minimize the effects of foreign currency transactions, which the Company implemented during the second half of 2000. In 2001, losses from foreign currency transactions on the value of euro-denominated cash deposits and receivables from customers and pound sterling-denominated receivables from the Company's U.K. subsidiary totaled $896,000, compared with $6,032,000 for 2000.

        Income before income taxes decreased 14.1% to $96,139,000 from $111,911,000. As a percentage of net sales, income before income taxes declined to 21.4% from 23.2%.

        Net income of $61,529,000, or $1.99 per diluted share, for 2001 was down 14.1% from $71,622,000, or $2.30 per diluted share, for 2000.

Critical Accounting Policies and Estimates

        Management prepared the consolidated financial statements of Zebra Technologies Corporation in conformity with accounting principles generally accepted in the United States. Accordingly, the consolidated financial statements require certain estimates, judgments and assumptions, which are believed to be reasonable, based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the periods presented. The following accounting policies comprise those that management believes are the most critical to aid in fully understanding and evaluating the Company's reported financial results.

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

        When it is determined that the carrying value of intangibles, long-lived assets and related goodwill and enterprise-level goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, management measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Net intangible assets, long-lived assets, and goodwill amounted to $97,473,000 as of December 31, 2002.

        In 2002, SFAS No. 142, Goodwill and Other Intangible Assets, became effective. As a result, the Company ceased amortizing approximately $54,455,000 of goodwill, including existing intangible assets that were not considered identifiable under SFAS No. 142. The Company recorded approximately $3,835,000 of amortization on these amounts during 2001 and would have recorded approximately $3,835,000 of amortization during 2002. In lieu of amortization, the Company was required to perform an initial impairment review of its goodwill in 2002 and an annual impairment review thereafter.

        The Company completed its initial impairment review during the second quarter of 2002. Considering the share price of the Company's stock among other measures of fair value, this impairment test indicated that the fair value of the Company's goodwill was significantly in excess of the carrying value. Consequently, no impairment charge was recorded.

Revenue Recognition

        Zebra recognizes revenue from product sales at the time of shipment and passage of title. Certain customers have the right to return products that do not function properly within a limited time after delivery. The Company regularly monitors and tracks product returns and records a provision for the estimated amount of such future returns, based on historical experience and any notification received of pending returns. While such returns have historically been within expectations and the provisions established, the Company cannot guarantee that it will continue to experience return rates consistent with historical patterns. Any significant increase in product failure rates and the resulting credit returns could have a material adverse effect on operating results for the periods in which such returns materialize. A 10% increase (decrease) in returns above historical levels would decrease (increase) operating income by approximately 0.3%.

Accounts Receivable

        The Company has established standardized credit granting and review policies and procedures for all customer accounts receivable. These policies and procedures include credit reviews of all new customer accounts to establish credit limits and payment terms based on available credit information, which may include customer financial statements, bank and trade references, credit rating agency information and other credit related information that becomes available. Additionally, the Company performs ongoing credit evaluations of current customers and adjusts credit limits based upon payment history and the customer's current credit worthiness, as determined by a review of current credit information. The Company has established regional credit functions, reporting directly to the corporate financial officers, to manage the credit granting, review, and collections processes.

        Over the last three years, quarter-end accounts receivable balances have ranged from 53.0 to 68.5 days sales outstanding. As of December 31, 2002, accounts receivable before provisions for uncollectible accounts were $72,535,000 or 53.0 days of sales. Similarly, past due accounts receivable are also at the low end of historical ranges as of December 31, 2002. The historically low balance, high quality, accounts receivable portfolio is the result of improvements to credit and collections policies, procedures, and staffing implemented during 2002.

        The Company maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues. Over the last three years, accounts receivable reserves have been in the range of 1.7% to 2.9% of total accounts receivable. Accounts receivable reserves as of December 31, 2002 were $1,236,000, or 1.7% of the balance due. Management feels this reserve level is appropriate given the relatively low accounts receivable balances combined with the quality of the portfolio as of December 31, 2002. While credit losses have historically been within expectations and the provisions established, management cannot guarantee that the Company will continue to experience credit loss consistent with historical experience.

        Zebra's accounts receivable portfolio is diversified among a large number of customers and geographic markets. No individual customer exceeds 9% of gross accounts receivable balances as of December 31, 2002, and only one customer exceeds 5% of gross accounts receivable as of December 31, 2002. Included in accounts receivable is an account with a $2,100,000 disputed balance. Although management believes this account is fully collectible, a $481,000 accrued liability has been recorded to cover the estimated cost of collection. If the actual collection, net of costs, is less than $1,619,000, operating income would be reduced.

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

        Over the last three years, the Company's reserves for excess and obsolete inventory have ranged from 9.7% to 12.9% of gross inventory. As of December 31, 2002, reserves for excess and obsolete inventory were $5,075,000, or 11.5% of gross inventory.

Reserve for tax litigation and tax audits

        The Company has recorded the estimated liability related to certain pending tax litigation and tax audits based on management's estimates of the probable range of loss. As additional information becomes available, management will assess the potential liability related to pending litigation and tax audits, and revise estimates. Such revisions in the estimates of potential future liabilities could materially affect the results of operations and financial position.

        The Company is litigating a dispute over a 1998 tax assessment in the amount of approximately $2,000,000, including penalties and interest, with the Illinois Department of Revenue for the years 1993 through 1995. The case was filed by the Company in the District Court of Illinois and tried during November 2000. The decision from the court was unfavorable to the Company but has been appealed. The Company does not expect to know the result of the appeal until some time in the second half of 2003.

        The Illinois Department of Revenue has also examined the Company's tax returns for the years 1996 and 1997, and issued an assessment for $3,200,000. The issues involved in this audit are identical to those involved in the 1993 to 1995 returns being litigated. The Company has paid this assessment under protest. Management believes that the ultimate outcome of this assessment will be consistent with the 1993 to 1995 litigation under appeal.

        In addition, the Illinois Department of Revenue has not yet examined the Company's income tax returns for 1998 through 2001, but has a right to do so. Management believes that if such an audit occurred, the Illinois Department of Revenue would raise issues similar to those raised during the 1993 through 1997 audits.

        The Company recorded tax reserves equal to management's estimate of the likely outcome of the Illinois Department of Revenue litigation for 1993 to 1995, the audit assessment for 1996 and 1997, and the unaudited 1998 through 2001 returns. If the Company loses all issues on appeal, the Company would record an additional one-time tax expense of $1,300,000. If the Company wins all issues on appeal, the Company would record a reduction to tax expense of $4,400,000. For additional information respecting this matter, see Note 9 "Income Taxes" in the Notes to Consolidated Financial Statements annexed to this report.

Liquidity and Capital Resources

        Internally generated funds from operations are the primary source of liquidity for the Company, largely as a result of the Company's sales and profitability, control over working capital and relatively low requirements for purchases of property and equipment. As of December 31, 2002, the Company had $348,577,000 in cash and cash equivalents and investments and marketable securities, compared with $249,349,000 at the end of 2001. Capital expenditures totaled $8,481,000 in 2002, $9,613,000 in 2001, and $8,947,000 in 2000. Management believes that existing capital resources and funds generated from operations are sufficient to finance anticipated capital requirements.

        For 2002, net cash used in operating activities was $13,393,000, which included increases in investments and marketable securities of $108,498,000 and accounts receivable of $1,629,000, offset by a decline in inventories and other assets totaling $6,891,000 and an increase in accrued liabilities of $2,564,000. These changes are net of the effect of foreign exchange rates on cash. Depreciation and amortization totaled $12,259,000. Net cash used in investing activities was used exclusively for $8,481,000 in purchases of property and equipment, and $13,032,000 in net cash provided by financing activities was substantially generated by proceeds from the exercise of stock options. Cash and cash equivalents decreased by $7,910,000 for the year.

        Net cash provided by operating activities totaled $14,076,000 in 2001,which included an increase in investments and marketable securities of $78,874,000 and relatively significant declines of $16,223,000, or 19.3%, in accounts receivable and of $17,284,000, or 30.4%, in inventories. Both declines exclude the effect of foreign exchange rates on cash. Depreciation and amortization totaled $15,691,000. Net cash used in investing activities was used exclusively for $9,613,000 in purchases of property and equipment, and $8,863,000 in net cash provided by financing activities was substantially generated by proceeds from the exercise of stock options.

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

Recently Issued Accounting Pronouncements

        In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and for the associated asset retirement costs. SFAS 143 must be applied starting with fiscal years beginning after June 15, 2002. Management does not believe the adoption of SFAS No. 143 will have a significant impact on the Company's consolidated financial statements.

        In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30. Applying the provisions of Opinion No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual and infrequent and meet the criteria for classification as an extraordinary item. SFAS No. 145 is effective beginning January 1, 2003. Management does not believe the adoption of SFAS No. 145 will have a significant impact on the Company's consolidated financial statements.

        In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. This standard will be applied prospectively to exit or disposal activities initiated after December 31, 2002. Management does not believe the adoption of SFAS No. 146 will have a significant impact on the Company's consolidated financial statements.

Risk Factors

        Investors should carefully consider the risks, uncertainties and other factors described below, as well as other disclosures in Management's Discussion and Analysis of Financial Condition and Results of Operations, because they could have a material adverse effect on the Company's business, financial condition, operating results, and growth prospects.

The Company could encounter difficulties in any acquisition it undertakes, including unanticipated integration problems and business disruption. Acquisitions could also dilute stockholder value and adversely affect operating results. Proposed acquisitions that are not consummated may result in the write-off of certain acquisition costs.

        The Company may acquire or make investments in other businesses, technologies, services or products. The process of integrating any acquired business, technology, service or product into operations may result in unforeseen operating difficulties and expenditures. Integration of an acquired company also may consume considerable management time and attention, which could otherwise be available for ongoing development of the business. The expected benefits of any acquisition may not be realized. Moreover, the Company may be unable to identify, negotiate or finance future acquisitions successfully. Future acquisitions could result in potentially dilutive issuances of equity securities or the incurrence of debt, contingent liabilities or amortization expenses. To the extent that a proposed acquisition is not consummated, the Company may be required to write off certain costs associated with the acquisition, which could be significant.

The Company may not be able to continue to develop products to address user needs effectively in an industry characterized by rapid technological change.

        To be successful, Zebra must adapt to rapidly changing technological and application needs by continually improving its products as well as introducing new products and services to address user demands.

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

        Zebra cannot assure it will be able to compete successfully against current or future competitors. Increased competition in printers or supplies may result in price reductions, lower gross profit margins and loss of market share, and could require increased spending on research and development, sales and marketing and customer support. Some competitors may make strategic acquisitions or establish cooperative relationships with suppliers or companies that produce complementary products. Any of these factors could reduce the Company's earnings.

The inability to protect intellectual property could harm the Company's reputation, and its competitive position may be materially damaged.

        Zebra's intellectual property is valuable and provides the Company with certain competitive advantages. Copyrights, patents, trade secrets and contracts are used to protect these proprietary rights. Despite these precautions, it may be possible for third parties to copy aspects of the Company's products or, without authorization, to obtain and use information which Zebra regards as trade secrets.

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

Economic factors, which are outside the Company's control, could lead to deterioration in the quality of the Company's accounts receivables.

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

        Future success of the Company is substantially dependent on the continued service and continuing contributions of senior management and other key personnel. The loss of the service of any of executive officer or other key employees could adversely affect business. The Company neither has long-term employment agreements with key personnel, nor maintains key man life insurance policies on any of its key employees.

        The ability to attract, retain and motivate highly skilled employees is important to Zebra's long-term success. Competition for personnel in the Company's industry is intense, and the Company may be unable to retain key employees or attract, assimilate or retain other highly qualified employees in the future.

Continued terrorist attacks or war could lead to further economic instability and adversely affect the Company's stock price, operations, and profitability.

        The terrorist attacks that occurred in the United States on September 11, 2001 caused periodic major instability in the U.S. and other financial markets. Possible further acts of terrorism and current and future war risks could have a similar impact. The United States continues to take military action against terrorism and has made strong overtures of going to war with Iraq. Terrorist attacks and potential war in the Middle East may lead to additional armed hostilities or to further acts of terrorism and civil disturbance in the United States or elsewhere, which may further contribute to economic instability. Any such attacks could, among other things, cause further instability in financial markets and could directly, or indirectly through reduced demand, negatively affect the Company's facilities and operations or those of its customers or suppliers.

Taxing authority challenges may lead to tax payments exceeding current reserves.

        The Company operates in multiple tax jurisdictions in the United States and worldwide, and uses strategies to minimize its tax exposure. Local tax authorities may challenge these tax positions from time to time. Adverse outcomes in these situations may exceed the Company's reserves for tax payments and may increase the Company's effective tax rate.

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

        The following table sets forth the impact of a 1% movement in interest rates on the value of the Company's investment portfolio as of December 31, 2002.

Interest rate sensitive instruments	Effect on Pretax Income	Effect on Diluted EPS (after tax)
+1% movement	$(3,428,059)	$(0.07)
-1% movement	$3,428,059	$0.07

Foreign Exchange Risk

        The Company conducts business in approximately 100 countries throughout the world and, therefore, is exposed to risk based on movements in foreign exchange rates. Currency exposures are related to the U.S. dollar/U.K. pound sterling, U.S. dollar/euro, and the U.K. pound sterling/euro exchange rates arising from invoicing European customers in pounds sterling and euros from the Company's U.K. office. The U.S. dollar/Japanese yen exchange rate arises from invoicing customers in Japanese yen. The yen foreign currency exposure averages approximately $125,000. There is no foreign exchange risk associated with the Company's investment portfolio.

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

        The following table sets forth the impact of a 1% movement in the dollar/pound and dollar/euro rates measured as if the Company did not engage in the selective hedging practices described above. It is based on the dollar/euro and dollar/pound exchange rates and euro and pound denominated assets and liabilities as of December 31, 2002.

Foreign exchange	Effect on Pretax Income	Effect on Diluted EPS (after tax)
Dollar/pound	$96,582	$0.00
Dollar/euro	$273,000	$0.01

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

        The following table sets forth the impact of a 1% change in the value of all equity positions held by the Company's investment managers.

Equity price sensitive instruments	Effect on Pretax Income	Effect on Diluted EPS (after tax)
+1% movement	$183,112	$0.00
-1% movement	$(183,112)	$(0.00)

Item 8.    Financial Statements and Supplemental Data

        The financial statements and schedule of the Company are annexed to this Report as pages F-2 through F-23. An index to such materials appears on page F-1.

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management

        The information in response to this item is incorporated by reference from the Proxy Statement section entitled "Security Ownership of Management and Certain Beneficial Owners" and "Equity Compensation Plan Information."

Item 13.    Certain Relationships and Related Transactions

        The information in response to this item is incorporated by reference from the Proxy Statement section entitled "Executive Compensation and Certain Transactions."

Item 14.    Disclosure Controls and Procedures

        The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of a date within 90 days prior to the date of the filing of this Report, that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including the Chairman and Chief Executive Officer and the Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.

        There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

        Notwithstanding the foregoing, as part of the Company's on-going internal audit functions, the security policies and procedures of certain systems were reviewed. The review, which was completed within the 90 days prior to the date of the filing of this Report, identified areas for process improvement, particularly in the area of system access and control. In accordance with Company policy, management presented the issues raised by the review to the Audit Committee of the Board of Directors, and the Company is implementing plans to address those issues in an appropriate and timely manner

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

        The financial statements and schedule filed as part of this report are listed in the accompanying Index to Financial Statements and Schedule. The exhibits filed as a part of this report are listed in the accompanying Index to Exhibits.

        The Company filed no Current Report on Form 8-K during the fourth quarter of 2002.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of February 2003.

ZEBRA TECHNOLOGIES CORPORATION
By:	/s/ EDWARD L. KAPLAN Edward L. Kaplan Chairman and Chief Executive Officer

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ EDWARD L. KAPLAN Edward L. Kaplan	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	February 26, 2003
/s/ GERHARD CLESS Gerhard Cless	Executive Vice President, Secretary and Director	February 26, 2003
/s/ CHARLES R. WHITCHURCH Charles R. Whitchurch	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 26, 2003
/s/ JOHN W. PAXTON, SR. John W. Paxton, Sr.	President, Bar Code Business Unit, and Director	February 26, 2003
/s/ CHRISTOPHER G. KNOWLES Christopher G. Knowles	Director	February 26, 2003
/s/ DAVID P. RILEY David P. Riley	Director	February 26, 2003
/s/ MICHAEL A. SMITH Michael A. Smith	Director	February 26, 2003

CERTIFICATION

        I, Edward L. Kaplan, certify that:

        1.    I have reviewed this annual report on Form 10-K of Zebra Technologies Corporation (the "Company");

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.    The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 26, 2003	By:	/s/ Edward L. Kaplan Edward L. Kaplan Chief Executive Officer

CERTIFICATION

        I, Charles R. Whitchurch, certify that:

        1.    I have reviewed this annual report on Form 10-K of Zebra Technologies Corporation (the "Company");

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.    The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 26, 2003	By:	/s/ Charles R. Whitchurch Charles R. Whitchurch Chief Financial Officer

Index to Exhibits

2.1	(1)	Stock Purchase Agreement dated March 21, 2000, by and among Registrant, Comtec Information Systems, Inc., Comtec Information Systems Acquisition Corporation and the stockholders of Comtec Information Systems, Inc., and Comtec Information Systems Acquisition Corporation.
3.1	(2)	Certificate of Incorporation of the Registrant.
3.2	(3)	Certificate of Amendment to Certificate of Incorporation of the Registrant.
3.3	(4)	Bylaws of the Registrant.
3.4	(5)	Amendment to Bylaws of the Registrant.
3.5	(3)	Amendment to Bylaws of the Registrant.
4.0	(4)	Specimen stock certificate representing Class A Common Stock.
4.1	(6)	Rights Agreement between the Registrant and Mellon Investor Services, as Rights Agent.
10.1	(7)	1997 Stock Option Plan. +
10.2	(8)	First Amendment to the 1997 Stock Option Plan. +
10.3	(8)	Second Amendment to the 1997 Stock Option Plan. +
10.4	(9)	Third Amendment to the 1997 Stock Option Plan. +
10.5	(10)	Amendment No. Four to the 1997 Stock Option Plan. +
10.6	(4)	Form of Indemnification Agreement between the Registrant and each of its directors.
10.7	(4)	Lease between the Registrant and Unique Building Corporation for the Registrant's facility in Vernon Hills, Illinois, as amended.
10.8	(4)	Guaranty by the Registrant of certain obligations.
10.9	(7)	Directors' 1997 Stock Option Plan.+
10.10	(5)	Employment Agreement between the Registrant and Charles R. Whitchurch. +
10.11	(11)	Amendment to the lease between the Registrant and Unique Building Corporation for the Registrant's facility in Vernon Hills, Illinois, dated April 1, 1993.
10.12	(12)	Amendment to the lease between the Registrant and Unique Building Corporation for the Registrant's facility in Vernon Hills, Illinois, dated December 1, 1994.
10.13	(13)	Amendment to the lease between the Registrant and Unique Building Corporation for the Registrant's facility in Vernon Hills, Illinois, dated June 1, 1996.
10.14	(13)	Amendment to the lease between the Registrant and Unique Building Corporation for the Registrant's facility in Vernon Hills, Illinois, dated June 2, 1996.
10.15	(14)	Employment Agreement between the Registrant, Eltron, and Donald K. Skinner. +
10.16	(15)	Amendment to the lease between the Registrant and Unique Building Corporation for the Registrant's facility in Vernon Hills, Illinois, dated as of July 1, 1999.
10.17	(16)	Lease between the Registrant and CRE Corporation for the Registrant's facility in Warwick, Rhode Island, dated as of June 30, 2000.
10.18	(6)	Employment Agreement between the Registrant and John Paxton. +
10.19	(3)	2002 Non-Employee Director Stock Option Plan. +
10.20	(3)	Amendment No. 1 to the 2002 Non-Employee Director Stock Option Plan. +
10.21	(3)	2002 Non-Employee Director Stock Option Plan Non-Qualified Stock Option Agreement. +
10.22		Executive Nonqualified Deferred Compensation Plan. +
21.0		Subsidiaries of the Registrant.
23.1		Consent of KPMG LLP, independent auditors.
99.1		Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2		Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Form 8-K filed April 18, 2000, and incorporated herein by reference.
(2)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Registration Statement on Form S-3, File No. 333-33315, and incorporated herein by reference.
(3)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Form 10-Q for the quarterly period ended June 29, 2002, and incorporated herein by reference.
(4)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Registration Statement on Form S-1, as amended, File No. 33-41576, and incorporated herein by reference.
(5)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, and incorporated herein by reference.
(6)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Form 10-Q for the quarterly period ended March 30, 2002, and incorporated herein by reference.
(7)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, and incorporated herein by reference.
(8)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Registration Statement on Form S-8, File No. 333-63009, and incorporated herein by reference.
(9)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Registration Statement on Form S-8, File No. 333-84512, and incorporated herein by reference.
(10)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Form 10-Q for the quarterly period ended September 28, 2002, and incorporated herein by reference.
(11)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, and incorporated herein by reference.
(12)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, and incorporated herein by reference.
(13)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, and incorporated herein by reference.
(14)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Registration Statement on Form S-4, as amended, File No. 333-60241, and incorporated herein by reference.
(15)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Form 10-Q for the quarterly period ended April 1, 2000, and incorporated herein by reference.
(16)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.
+	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

Page
Financial Statements
Independent Auditors' Report	F-2
Consolidated Balance Sheets as of December 31, 2002 and 2001	F-3
Consolidated Statements of Earnings for the Years ended December 31, 2002, 2001, and 2000	F-4
Consolidated Statements of Comprehensive Income for the Years ended December 31, 2002, 2001, and 2000	F-5
Consolidated Statements of Stockholders' Equity for the Years ended December 31, 2002, 2001, and 2000	F-6
Consolidated Statements of Cash Flows for the Years ended December 31, 2002, 2001, and 2000	F-7
Notes to Consolidated Financial Statements	F-8
Financial Statement Schedule
The following financial statement schedule is included herein:
Schedule II—Valuation and Qualifying Accounts	F-25

All other financial statement schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

Independent Auditors' Report

The Board of Directors and Stockholders
Zebra Technologies Corporation:

        We have audited the accompanying consolidated balance sheets of Zebra Technologies Corporation and Subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of earnings, comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2002. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule of valuation and qualifying accounts. These consolidated financial statements and the consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the consolidated financial statement schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Zebra Technologies Corporation and Subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                      /s/ KPMG LLP

Chicago, Illinois
February 11, 2003

ZEBRA TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

	December 31, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$18,418	$26,328
Investments and marketable securities	330,159	223,021
Accounts receivable, net of allowances of $1,236 in 2002 and $1,975 in 2001	71,299	67,160
Inventories	38,066	39,923
Deferred income taxes	4,107	4,295
Prepaid expenses	2,531	3,611

Total current assets	464,580	364,338

Property and equipment at cost, less accumulated depreciation and amortization	39,462	40,742
Deferred income taxes	1,722	902
Goodwill	54,455	32,735
Other intangibles	3,556	26,693
Other assets	9,313	14,146

Total assets	$573,088	$479,556

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$15,447	$14,414
Accrued liabilities	17,661	14,993
Short-term note payable	275	221
Current portion of obligation under capital lease	145	79
Income taxes payable	3,376	4,121

Total current liabilities	36,904	33,828
Obligation under capital lease, less current portion	605	408
Deferred rent	416	313
Other long-term liability	1,008	—

Total liabilities	38,933	34,549

Stockholders' equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, none outstanding	—	—
Class A Common Stock, $.01 par value; 50,000,000 shares authorized, 27,660,466 and 26,018,743 shares issued, and 27,282,087 and 25,256,380 shares outstanding in 2002 and 2001, respectively	276	260
Class B Common Stock, $.01 par value; 28,358,189 shares authorized, 3,886,050 and 5,527,773 shares issued and outstanding in 2002 and 2001, respectively	39	55
Additional paid-in capital	56,478	59,012
Treasury stock, at cost (378,379 shares and 762,363 shares, respectively)	(16,760)	(35,482)
Retained earnings	494,150	422,555
Accumulated other comprehensive loss	(28)	(1,393)

Total stockholders' equity	534,155	445,007

Total liabilities and stockholders' equity	$573,088	$479,556

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF EARNINGS
(Amounts in thousands, except per share data)

	Year Ended December 31,
	2002	2001	2000
Net sales	$475,611	$450,008	$481,569
Cost of sales	244,864	240,115	249,141

Gross profit	230,747	209,893	232,428
Operating expenses:
Selling and marketing	56,176	49,688	48,306
Research and development	29,210	28,184	26,746
General and administrative	38,689	32,491	33,594
Amortization of intangible assets	1,494	5,233	4,046
Acquired in-process technology	—	—	5,953
Costs related to terminated acquisition	3,300	—	—
Merger costs	73	1,838	5,113

Total operating expenses	128,942	117,434	123,758

Operating income	101,805	92,459	108,670

Other income (expense):
Investment income	10,004	5,419	11,345
Interest expense	(319)	(231)	(1,120)
Other, net	(607)	(1,508)	(6,984)

Total other income	9,078	3,680	3,241

Income before income taxes	110,883	96,139	111,911
Income taxes	39,288	34,610	40,289

Net income	$71,595	$61,529	$71,622

Basic earnings per share	$2.31	$2.01	$2.33
Diluted earnings per share	$2.29	$1.99	$2.30
Basic weighted average shares outstanding	30,983	30,645	30,790
Diluted weighted average and equivalent shares outstanding	31,265	30,881	31,155

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)

	Year Ended December 31,
	2002	2001	2000
Net income	$71,595	$61,529	$71,622
Other comprehensive income (loss):
Foreign currency translation adjustment	2,968	(977)	(1,508)
Unrealized holding gains (losses) on investments:
Net change in unrealized holding gains (losses) for the period, net of income tax expense (benefit) of ($863) for 2002, $1,687 for 2001, and ($801) for 2000.	(1,603)	3,000	(1,425)

Comprehensive income	$72,960	$63,552	$68,689

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars in thousands)

						Accumulated Other Comprehensive Income
	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Unrealized Holding Gain (Loss) on Investments	Cumulative Translation Adjustment	Total
Balance at December 31, 1999	$249	$65	$60,072	$289,404	$—	$—	$(483)	$349,307

Issuance of 128,827 shares of Class A Common Stock upon exercise of stock options	1	—	3,227	—	—	—	—	3,228
Conversion of 604,187 shares of Class B Common Stock to 604,187 shares of Class A Common Stock	6	(6)	—	—	—	—	—	—
Repurchase of 1,170,500 shares of Class A Common Stock	—	—	—	—	(55,505)	—	—	(55,505)
Reissuance of 111,747 treasury shares upon exercise of stock options and purchases under stock purchase plan	—	—	(1,952)	—	5,377	—	—	3,425
Tax benefit resulting from exercise of options	—	—	1,505	—	—	—	—	1,505
Gains on put options	—	—	639	—	—	—	—	639
Net income	—	—	—	71,622	—	—	—	71,622
Unrealized holding loss on investments (net of income taxes)	—	—	—	—	—	(1,425)	—	(1,425)
Foreign currency translation adjustment	—	—	—	—	—	—	(1,508)	(1,508)

Balance at December 31, 2000	256	59	63,491	361,026	(50,128)	(1,425)	(1,991)	371,288

Conversion of 408,228 shares of Class B Common Stock to 408,228 shares of Class A Common Stock	4	(4)	—	—	—	—	—	—
Reissuance of 296,390 treasury shares upon exercise of stock options and purchases under stock purchase plan	—	—	(5,751)	—	14,646	—	—	8,895
Tax benefit resulting from exercise of options	—	—	1,273	—	—	—	—	1,273
Loss on put options	—	—	(1)	—	—	—	—	(1)
Net income	—	—	—	61,529	—	—	—	61,529
Unrealized holding gain on investments (net of income taxes)	—	—	—	—	—	3,000	—	3,000
Foreign currency translation adjustment	—	—	—	—	—	—	(977)	(977)

Balance at December 31, 2001	260	55	59,012	422,555	(35,482)	1,575	(2,968)	445,007

Conversion of 1,641,723 shares of Class B Common Stock to 1,641,723 shares of Class A Common Stock	16	(16)	—	—	—	—	—	—
Reissuance of 383,984 treasury shares upon exercise of stock options and purchases under stock purchase plan	—	—	(5,616)	—	18,722	—	—	13,106
Tax benefit resulting from exercise of options	—	—	3,082	—	—	—	—	3,082
Net income	—	—	—	71,595	—	—	—	71,595
Unrealized holding loss on investments (net of income taxes)	—	—	—	—	—	(1,603)	—	(1,603)
Foreign currency translation adjustment	—	—	—	—	—	—	2,968	2,968

Balance at December 31, 2002	$276	$39	$56,478	$494,150	$(16,760)	$(28)	$—	$534,155

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended December 31,
	2002	2001	2000
Cash flows from operating activities:
Net income	$71,595	$61,529	$71,622
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	12,259	15,691	14,383
Tax benefit from exercise of options	3,082	1,273	1,505
Acquired in-process technology	—	—	5,953
Depreciation (appreciation) in market value of investments and marketable securities	1,360	(1,209)	2,952
Write-down of long-term investment	193	2,242	—
Deferred income taxes	(616)	2,873	(6,076)
Changes in assets and liabilities, net of businesses acquired:
Accounts receivable, net	(1,629)	16,223	(7,106)
Inventories	2,922	17,284	(7,179)
Other assets	3,969	(7,895)	(542)
Accounts payable	(939)	(9,424)	(6,064)
Accrued liabilities	2,564	3,083	(810)
Income taxes payable	(896)	(6,792)	3,372
Other operating activities	1,241	(1,928)	(305)
Investments and marketable securities	(108,498)	(78,874)	60,860

Net cash provided by (used in) operating activities	(13,393)	14,076	132,565

Cash flows from investing activities:
Purchases of property and equipment	(8,481)	(9,613)	(8,947)
Acquisition of Comtec Information Systems, net of cash acquired	—	—	(88,476)

Net cash used in investing activities	(8,481)	(9,613)	(97,423)

Cash flows from financing activities:
Purchase of treasury stock	—	—	(55,505)
Proceeds from exercise of stock options	13,106	8,895	6,653
Proceeds from (cost of) put options	—	(1)	639
Issuance (repayment) of notes payable	43	72	(140)
Payments for obligation under capital lease	(117)	(103)	(322)

Net cash provided by (used in) financing activities	13,032	8,863	(48,675)

Effect of exchange rate changes on cash	932	(774)	(1,508)

Net increase (decrease) in cash and cash equivalents	(7,910)	12,552	(15,041)
Cash and cash equivalents at beginning of year	26,328	13,776	28,817

Cash and cash equivalents at end of year	$18,418	$26,328	$13,776

Supplemental disclosures of cash flow information:
Interest paid	$319	$231	$1,120
Income taxes paid	33,840	38,604	44,736
Supplemental disclosures of non-cash transactions:
Conversion of Class B Common Stock to Class A Common Stock	16	4	6
Assets under capital lease obligation	333	—	—

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

        Use of Estimates.    The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Cash and Cash Equivalents.    Cash consists primarily of deposits with banks. In addition, the Company considers highly liquid short-term investments with original maturities of less than seven days to be cash equivalents

        Investments and Marketable Securities.    Investments and marketable securities at December 31, 2002, consisted of U.S. government securities, state and municipal bonds, partnership interests and equity securities, which are held indirectly in diversified funds actively managed by investment professionals. The Company classifies its debt and marketable equity securities in one of three categories: trading, available-for-sale or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities that the Company has the ability and intent to hold until maturity. All securities not included in trading or held-to-maturity are classified as available-for-sale.

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

        Intangible Assets.    Goodwill represents the unamortized excess of the cost of acquiring a business over the fair values of the net assets received at the date of acquisition. Goodwill is no longer being amortized as required by SFAS No. 142, Goodwill and Other Intangible Assets.

        Other intangible assets consist primarily of current technology. These assets are recorded at cost and amortized on a straight-line basis over 5 years. Accumulated amortization for these other intangible assets was $3,865,000 and $5,944,000 at December 31, 2002 and 2001, respectively.

        Revenue Recognition.    Revenue is recognized at the time of shipping and includes freight billed to customers.

        Research and Development Costs.    Research and development costs are expensed as incurred.

        Advertising.    Advertising costs are expensed as incurred. Advertising expenses for the years ended December 31, 2002, 2001 and 2000 totaled $3,965,000, $4,405,000 and $4,637,000, respectively.

        Warranty.    The Company provides warranty coverage of up to one year on printers against defects in material and workmanship. A provision for warranty expense is recorded at the time of shipment and adjusted quarterly based on historical warranty experience. The following is a summary of the Company's accrued warranty obligation during the year ended December 31, 2002.

2002
Accrued warranty—beginning balance	$1,021
Add: warranty expense	3,080
Deduct: warranty payments	2,426

Accrued warranty—ending balance	$1,675

        Financial instruments.    The reported amounts of the Company's financial instruments, which include investments and marketable securities, trade accounts receivable, accounts payable, accrued liabilities, income taxes payable and short-term notes payable, approximate their fair values because of the contractual maturities and short-term nature of these instruments.

        Stock-based Compensation.    At December 31, 2002, the company has three stock-based compensation plans, which are described more fully in Note 16. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB No. 123, Accounting for Stock-based Compensation, to stock-based compensation.

	2002	2001	2000
Net income, as reported	$71,595	$61,529	$71,622
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(5,102)	(3,558)	(4,009)

Pro forma net income	$66,493	$57,971	$67,613

Basic earnings per share:
As reported	$2.31	$2.01	$2.33
Pro forma	2.15	1.89	2.20
Diluted earnings per share:
As reported	$2.29	$1.99	$2.30
Pro forma	2.13	1.88	2.17

        Deferred Compensation Plan.    The Company has a deferred compensation plan that permits management and highly compensated employees to defer portions of their compensation and to select a method of investing these funds. The salaries that have been deferred since the plan's inception have been accrued and the only charges, other than additional deferred salaries, related to this plan are the unrealized gain/loss on the deferred amounts.

        Foreign Currency Translation.    The consolidated balance sheets of the Company's foreign subsidiaries are translated into U.S. dollars using the year-end exchange rate, and statement of earnings items are translated using the average exchange rate for the year. The resulting translation gains or losses are recorded in stockholders' equity as a cumulative translation adjustment, which is a component of accumulated other comprehensive loss.

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

        Funded Engineering Arrangement.    The Company was part of an arrangement with a third party, whereby the Company was reimbursed for certain engineering services performed on behalf of the third party. The arrangement had a term of three years. The arrangement also provided that the Company would be the exclusive manufacturer of the products resulting from the engineering agreement. The products would be distributed under the third party's brand name. During 2000 and 2001, the Company incurred approximately $2,800,000 of reimbursable expenses under the agreement. As of December 31, 2002, the Company had an accounts receivable of approximately $2,100,000 related to this arrangement. A provision of $481,000 has been established to cover estimated collection costs, which is included in accrued liabilities. The arrangement was terminated in 2002.

        Acquisition Costs.    The Company periodically invests in potential acquisitions. Any external costs incurred are recorded as prepaid expenses until such time as the Company either completes the transaction or abandons the transaction. If the transaction is completed, the costs are treated as part of the cost of the acquisition. If the transaction is abandoned, the costs are expensed during the period in which it is abandoned. During 2002, operating expenses include $3,300,000 of costs related to such an abandonment. As of December 31, 2002, the balance sheet includes $35,000 in prepaid expenses related to acquisitions.

        Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of.    The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the sum of the undiscounted cash flows expected to result from the use and the eventual disposition of the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

        Recently Issued Accounting Pronouncements.    In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and for the associated asset retirement costs. SFAS No. 143 must be applied starting with fiscal years beginning after June 15, 2002. Management is currently evaluating the impact that the adoption of SFAS No. 143 will have on the consolidated financial statements.

        In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30. Applying the provisions of Opinion No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual and infrequent and meet the criteria for classification as an extraordinary item. SFAS No. 145 is effective beginning January 1, 2003. Management is currently evaluating the impact that the adoption of SFAS No. 145 will have on the Company's consolidated financial statements.

        In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. This standard will be applied prospectively to exit or disposal activities initiated after December 31, 2002. Management does not believe the adoption of SFAS No. 146 will have a significant impact on the Company's consolidated financial statements.

Note 3    Business Combinations

        Comtec Information Systems, Inc.    On April 3, 2000, the Company acquired Comtec Information Systems, Inc. (Comtec), by acquiring all of the outstanding capital stock of Comtec for approximately $88,476,000 in cash. Located in Warwick, Rhode Island, Comtec had been a privately held company. Comtec designs, manufactures and supports mobile printing systems. The acquisition was accounted for under the purchase method. At the time of the acquisition, the purchase price was allocated to identifiable tangible assets and intangible assets acquired and liabilities assumed based on their estimated fair values. Estimated amounts allocated to acquired in-process technology were expensed at the time of the acquisition. The consolidated statements of earnings reflect the results of operations of

Comtec since the effective date of the acquisition. At the time of acquisition, the purchase price allocation for Comtec was as follows:

Amount (in thousands)
Net tangible assets	$15,235
Acquired in-process technology	5,953
Intangible assets	31,786
Goodwill	35,502

Purchase price	$88,476

        The following summary presents information concerning the purchase price allocation for the Comtec acquisition after the Company's implementation of SFAS No. 142, Goodwill and Other Intangible Assets, during the first quarter of 2002:

Amount (in thousands)
Net tangible assets	$15,235
Acquired in-process technology	5,953
Current technology	6,494
Goodwill	60,794

Purchase price	$88,476

        Prior to the implementation of SFAS No. 142, goodwill was amortized on a straight-line basis over the expected period of 20 years and other intangible assets were amortized over periods up to 15 years. These amortization periods are reflective of the expense amounts recorded in the Company's 2001 and 2000 income statements. Subsequent to the implementation of SFAS No. 142, the amount allocated to current technology related to the Comtec acquisition is amortized over a period of five years and is included as a component of other intangible assets on the balance sheet as of December 31, 2002. See Note 10 for a further discussion of the Company's implementation of SFAS No. 142.

        Acquisition Termination Costs and Sale of Investment.    In the first quarter of 2002, the Company terminated the acquisition agreement and tender offer in which the Company would acquire all outstanding shares of common stock (including associated rights to purchase preferred stock) of Fargo Electronics, Inc. for $7.25 per share in cash. In connection with the termination, the Company recorded $3,300,000 in expenses for capitalized acquisition costs and other acquisition costs that would otherwise have been capitalized. Also during the quarter ended March 30, 2002, the Company sold its investment in common stock of Fargo and realized a pre-tax gain of $1,953,000, which is included in investment income.

Note 4    Earnings Per Share

        For the years ended December 31, 2002, 2001, and 2000, earnings per share were computed as follows (in thousands, except per-share amounts):

	Years Ended December 31,
	2002	2001	2000
Basic earnings per share:
Net income	$71,595	$61,529	$71,622
Weighted average common shares outstanding	30,983	30,645	30,790
Per share amount	$2.31	$2.01	$2.33
Diluted earnings per share:
Net income	$71,595	$61,529	$71,622
Weighted average common shares outstanding	30,983	30,645	30,790
Add: Effect of dilutive securities — stock options	282	236	365

Diluted weighted average and equivalent shares outstanding	31,265	30,881	31,155
Per share amount	$2.29	$1.99	$2.30

        The potentially dilutive securities, which were excluded from the earnings per share calculation, consisted of stock options for which the exercise price was greater than the average market price of the Class A Common Stock. For the years ended December 31, the shares amounted to 194,875 in 2002, 436,325 in 2001, and 267,500 in 2000.

Note 5    Investments and Marketable Securities

        The amortized cost, gross unrealized holding gains, gross unrealized holding losses and aggregate fair value of investment securities at December 31, 2002, were as follows (in thousands):

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Available for sale (included in other assets):
Equity securities	$365	$—	$(42)	$323
Trading securities:
U.S. government and agency securities	96,195	207	(152)	96,250
State and municipal bonds	174,508	275	(1,565)	173,218
Corporate bonds	34,316	149	(196)	34,269
Partnership interests	15,676	3,139	(12)	18,803
Other	7,607	28	(16)	7,619

	328,302	3,798	(1,941)	330,159

	$328,667	$3,798	$(1,983)	$330,482

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

        The contractual maturities of debt securities at December 31, 2002, were as follows (in thousands):

Fair Value
Due within one year	$142,829
Due after one year through five years	138,508
Due after five years	30,019

$311,356

        Using the specific identification method, the proceeds and realized gains on the sales of available-for-sale securities were as follows (in thousands):

	2002	2001	2000
Proceeds	$3,499	—	—
Realized gains (losses)	$1,760	($2,242)	—

        The realized gain of $1,760,000 in 2002 includes a gain on the sale of an available-for-sale stock offset by an additional write-down of an available-for-sale security whose decline in value was determined to be other than temporary. The realized loss of $2,242,000 in 2001 is the result of a write-down of an available-for-sale security whose decline in value was determined to be other than temporary.

Note 6    Related-Party Transactions

        Unique Building Corporation (Unique), an entity controlled by certain officers and stockholders of the Company, leases a facility and equipment to the Company under a lease described in Note 12. Management believes that the lease payments are substantially consistent with amounts that could have been negotiated with third parties on an arm's-length basis and represent conditions at the time of the negotiations.

        Lease payments related to the leases, and recorded as a component of all functional areas, were included in the consolidated financial statements as follows (in thousands):

Unique Operating Lease Payments
2002	$2,085
2001	2,085
2000	2,085

        Future minimum lease payments related to this lease as of December 31, 2002, are as follows (in thousands):

Operating Leases
2003	$2,195
2004	2,284
2005	2,336
2006	2,336
2007	2,336
Thereafter	17,341

Total minimum lease payments	$28,828

Note 7    Inventories

        The components of inventories, net of allowances, are as follows (in thousands):

	December 31,
	2002	2001
Raw material	$21,404	$25,410
Work in process	1,104	1,360
Finished goods	15,558	13,153

Total inventories	$38,066	$39,923

Note 8    Property and Equipment

        Property and equipment, which includes assets under capital leases, is comprised of the following (in thousands):

	December 31,
	2002	2001
Buildings	$11,499	$12,029
Land	1,910	1,910
Machinery, equipment and tooling	38,941	35,507
Machinery and equipment under capital leases	2,757	1,670
Furniture and office equipment	6,164	5,681
Computers and software	33,899	28,951
Automobiles	153	183
Leasehold improvements	4,012	2,997
Projects in progress	1,274	2,705

	100,609	91,633
Less accumulated depreciation and amortization	(61,147)	(50,891)

Net property and equipment	$39,462	$40,742

        Amortization of capitalized software was $2,042,000 in 2002, $1,834,000 in 2001, and $1,797,000 in 2000.

Note 9    Income Taxes

        The geographical sources of earnings before income taxes were as follows (in thousands):

	2002	2001	2000
United States	$101,454	$90,272	$101,532
Outside United States	9,429	5,867	10,379

Total	$110,883	$96,139	$111,911

        The Company does not provide for deferred income taxes on undistributed earnings of foreign subsidiaries, which totaled approximately $11,600,000 at December 31, 2002 and $8,700,000 at December 31, 2001. Management expects such earnings to be permanently reinvested in these companies. Should such earnings be remitted to the Company, foreign tax credits would be available to substantially offset the U.S. income taxes due upon repatriation.

        The provision for income taxes consists of the following (in thousands):

	2002	2001	2000
Current:
Federal	$30,660	$25,998	$35,362
State	5,247	5,319	6,441
Foreign	3,254	2,107	3,761
Deferred:
Federal	296	1,132	(4,922)
State	40	152	(472)
Foreign	(209)	(98)	119

Total	$39,288	$34,610	$40,289

        The provision for income taxes differs from the amount computed by applying the U.S. statutory Federal income tax rate of 35%. The reconciliation of statutory and effective income taxes is presented below (in thousands):

	2002	2001	2000
Provision computed at statutory rate	$38,809	$33,649	$39,169
State income tax (net of Federal tax benefit)	3,634	3,556	3,880
Tax-exempt interest and dividend income	(2,422)	(1,524)	(1,588)
Tax benefit of exempt foreign trade income	(1,575)	(1,438)	(1,035)
Other	842	367	(137)

Provision for income taxes	$39,288	$34,610	$40,289

        Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. Based on management's assessment, it is more likely than not that the deferred tax assets will be realized through future taxable earnings.

        The Company is litigating a dispute over a 1998 tax assessment in the amount of approximately $2,000,000, including penalties and interest, with the Illinois Department of Revenue for the years 1993 through 1995. The case was filed by the Company in the District Court of Illinois and tried during November 2000. The decision from the court was unfavorable to the Company but has been appealed. The Company does not expect to know the result of the appeal until the some time in second half of 2003.

        The Illinois Department of Revenue has also examined the Company's tax returns for the years 1996 and 1997 and issued an assessment for $3,200,000. The issues involved in this audit are identical to those involved in the 1993 through 1995 returns being litigated. The Company has paid this assessment under protest. The Company believes that the ultimate outcome of this assessment will be consistent with the 1993 to 1995 litigation under appeal.

        In addition, the Illinois Department of Revenue has not yet examined the Company's income tax returns for 1998 through 2001, but has a right to do so. Management believes that if such an audit occurred, the Illinois Department of Revenue would raise issues similar to those raised during the 1993 through 1997 audits.

        The Company recorded tax reserves equal to management's estimate of the likely outcome of the Illinois Department of Revenue litigation for 1993 to 1995, the audit assessment for 1996 and 1997, and the unaudited 1998 through 2001 returns. If the Company loses all issues on appeal, the Company would record an additional one-time tax expense of $1,300,000. If the Company wins all issues on appeal, the Company would record a reduction to tax expense of $4,400,000.

        Tax effects of temporary differences that give rise to deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2002	2001
Deferred tax assets:
Deferred rent-building	$165	$124
Capital equipment lease	114	11
Accrued vacation	647	576
Inventory items	2,008	2,193
Allowance for doubtful accounts	19	259
Other accruals	3,424	3,102
Acquisition related items	2,114	2,321
Unrealized loss on securities	189	—

Total deferred tax assets	8,680	8,586
Deferred tax liabilities:
Unrealized gain on securities	—	(1,717)
Depreciation	(2,851)	(1,672)

Total deferred tax liabilities	(2,851)	(3,389)

Net deferred tax asset	$5,829	$5,197

Note 10    Goodwill and Other Intangible Asset Data

        During the first quarter of 2002, Zebra implemented SFAS No. 142, Goodwill and Other Intangible Assets, which replaces the requirements to amortize intangible assets with indefinite lives and goodwill with a requirement for an annual impairment test. SFAS No. 142 also establishes requirements for identifiable intangible assets. As a result, during the first quarter Zebra reclassified $21,720,000 of intangible assets into goodwill, as such assets, which included assembled workforce and customer lists, did not meet the criteria for recognition as an asset apart from goodwill under SFAS No. 142.

        Intangible asset data are as follows (in thousands):

	As of December 31, 2002
	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Current technology	$7,421	$(3,865)
Unamortized intangible assets
Goodwill	$54,455
Aggregate amortization expense
For the year ended December 31, 2002	$1,494
Estimated amortization expense
For the year ended December 31, 2003	1,494
For the year ended December 31, 2004	1,494
For the year ended December 31, 2005	568

        Operating income for 2001 and 2000 includes $3,835,000 and $2,876,000 respectively, of amortization of goodwill and other intangible assets that are not included in 2002 results, because of the implementation of SFAS No. 142. If adjusted for the impact of the implementation of SFAS No. 142 (i.e., if goodwill had not been amortized), net income, basic earnings per share, and diluted earnings per share would have been as follows:

	Years ended December 31,
	2001	2000
Net income	$63,983	$73,463
Basic earnings per share	$2.09	$2.39
Diluted earnings per share	$2.07	$2.36

Note 11 401(k) Savings and Profit Sharing Plans

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

        The Company has a discretionary profit-sharing plan for qualified employees, to which it contributed 1.9% of eligible earnings for 2002, 1.9% for 2001 and 3.1% for 2000. Participants are not permitted to make contributions under the profit-sharing plan.

        Company contributions to these plans, which were charged to operations, approximated the following (in thousands):

	2002	2001	2000
401(k)	$1,452	$1,374	$1,287
Profit sharing	1,146	1,178	877

Total	$2,598	$2,552	$2,164

Note 12    Commitments and Contingencies

        Leases.    In September 1989, the Company entered into a lease agreement for its Vernon Hills facility and certain machinery, equipment, furniture and fixtures with Unique Building Corporation. The facility portion of the lease is the only remaining portion in existence as of December 31, 2002, and is treated as an operating lease. An amendment to the lease dated July 1997 added 59,150 square feet and extended the term of the existing lease through June 30, 2014. The lease agreement includes a modification to the base monthly rental, which goes into effect if the prescribed rent payment is less than the aggregate principal and interest payments required to be made by Unique under an Industrial Revenue Bond (IRB).

        Minimum future obligations under noncancelable operating leases and future minimum capital lease payments as of December 31, 2002, are as follows (in thousands):

	Capital Lease	Operating Leases
2003	$184	$4,198
2004	169	3,839
2005	169	3,331
2006	228	3,096
2007	28	3,031
Thereafter	97	21,352

Total minimum lease payments	$875	$38,847

Less amount representing interest	(125)

Present value of minimum payments	750
Less current portion of obligation under capital lease	(145)

Long-term portion of obligation under capital lease	$605

        Rent expense for operating leases charged to operations for the years ended December 31, 2002, 2001, and 2000 was $5,699,000, $4,917,000, and $4,833,000, respectively.

        Letter of credit.    In connection with the lease agreements described above, the Company has guaranteed Unique's full and prompt payment under Unique's letter of credit agreement with a bank. The contingent liability of the Company under this guaranty as of December 31, 2002, is $700,000, which is the limit of the Company's guaranty throughout the term of the IRB.

        Derivative Instruments.    In the normal course of business, portions of the Company's operations are subject to fluctuations in currency values. The Company addresses these risks through a controlled program of risk management that includes the use of derivative financial instruments.

        The Company enters into foreign exchange forward contracts to manage exposure to fluctuations in foreign exchange rates to the funding of its United Kingdom operations. The Company accounts for such contracts by recording any unrealized gains or losses in income each reporting period. The notional principal amounts of outstanding forward contracts were €26,000,000 and £3,293,000 at December 31, 2002, and £16,391,000 and £6,019,000 at December 31, 2001. The realized losses, included in other, net expense, were $1,432,000 in 2002 and $661,000 in 2001.

        Legal proceedings.    On January 31, 2003, a Writ of Summons was filed in the Nantes Commercial Court, Nantes, France, by Printherm, a French corporation, and several of its shareholders (collectively, "Printherm"), against Zebra Technologies France, a French corporation and wholly-owned subsidiary of the Company. Printherm seeks damages in the amount €15,004,000 and additional unspecified damages in connection with Zebra France's termination of negotiations in December 2000 with respect to the proposed acquisition by the Company of the capital stock of Printherm. The Company believes that Printherm's claims are without merit, and the Company will vigorously defend the action.

Note 13    Segment Data and Export Sales

        The Company operates in one industry segment. Information regarding the Company's operations by geographic area for the years ended December 31, 2002, 2001, and 2000 is contained in the following table. These amounts (in thousands) are reported in the geographic area where the final sale originates.

	United States	United Kingdom	Other	Total
2002
Net sales	$341,941	$133,670	$—	$475,611
Long-lived assets	90,873	5,707	893	97,473
2001
Net sales	$325,003	$111,577	$13,428	$450,008
Long-lived assets	93,345	5,755	1,070	100,170
2000
Net sales	$357,412	$100,988	$23,169	$481,569
Long-lived assets	97,637	6,526	1,234	105,397

Note 14    Stockholders' Equity

        Holders of Class A Common Stock are entitled to one vote per share. Holders of Class B Common Stock are entitled to 10 votes per share. Holders of Class A and Class B Common Stock vote together as a single class on all actions submitted to a vote of stockholders, except in certain circumstances. If at any time the number of outstanding shares of Class B Common Stock represents less than 10% of the total number of outstanding shares of both classes of common stock, then at that time such outstanding shares of Class B Common Stock will automatically convert into an equal number of shares of Class A Common Stock.

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

Note 15    Deferred Compensation Plan

        Beginning January 1, 2002, the Company offered a deferred compensation plan that permits management and highly compensated employees to defer portions of their compensation and to select a method of investing these funds. The salaries that have been deferred since the plan's inception have been accrued and the only expense, other than salaries, related to this plan is the unrealized gain/loss on the deferred amounts. Investment income includes an unrealized loss of $16,000 for 2002 related to this plan. The Company has included $1,008,000 in other long-term liabilities at December 31, 2002 to reflect its liability under this plan. To fund this plan, the Company purchases corporate-owned whole-life insurance contracts on the related employees, of which the Company is the beneficiary. Investments and marketable securities include the cash surrender value of these policies aggregating $914,000 as of December 31, 2002.

Note 16    Stock Option and Purchase Plans

        As of December 31, 2002, the Company had three active stock option and stock purchase plans, described below.

        The Board of Directors adopted the 1997 Stock Option Plan, effective February 11, 1997, and 4,250,000 shares of Class A Common Stock were reserved for issuance under the plan. The 1997 Stock Option Plan is a flexible plan that provides the committee that administers the Plan broad discretion to fashion the terms of the awards to provide eligible participants with stock-based incentives, including: (i) nonqualified and incentive stock options for the purchase of the Company's Class A Common Stock and (ii) dividend equivalents. The persons eligible to participate in the 1997 Stock Option Plan are directors, officers, and employees of the Company or any subsidiary of the Company who, in the opinion of the committee administering the plan, are in a position to make contributions to the growth, management, protection and success of the Company or its subsidiaries. As of December 31, 2002, 1,377,587 shares were available under the plan.

        The options granted under the 1997 Stock Option Plan have an exercise price equal to the closing market price of the Company's stock on the date of grant. The options generally vest over two- to five-year periods and have a legal life of ten years from the date of grant. The Board of Directors administers the plan.

        The Company's Board of Directors adopted the 1997 Director Plan, effective February 11, 1997. The 1997 Director Plan provides for the issuance of options to purchase up to 77,000 shares of Class A Common Stock, which shares are reserved and available for purchase upon the exercise of options granted under the 1997 Director Plan. Only directors who are not employees or officers of the Company are eligible to participate in the 1997 Director Plan. Under the 1997 Director Plan, each non-employee director was granted, on the effective date of the plan, an option to purchase 15,000 shares of Class A Common Stock, and each non-employee director subsequently elected to the Board will be granted an option to purchase shares of Class A Common Stock on the date of his or her election. Options granted under the 1997 Director Plan provide for the purchase of Class A Common Stock at a price equal to the fair market value on the date of grant. If there are not sufficient shares remaining and available to all non-employee directors eligible for an automatic grant at the time at which an automatic grant would otherwise be made, then each eligible non-employee director shall receive an option to purchase a pro rata number of shares. Unless otherwise provided in an option agreement, options granted under the 1997 Director Plan shall become exercisable in five equal increments beginning on the date of the grant and on each of the first four anniversaries thereof. All options expire on the earlier of (a) ten years following the grant date or (b) the second anniversary of the termination of the non-employee director's directorship for any reason other than due to death or disability (as defined in the 1997 Director Plan). A total of 52,500 shares were issued under this plan, which was terminated February 1, 2002. At December 31, 2002, 9,000 options issued under the 1997 Director Plan remained outstanding and unexercised.

        The Board of Directors and stockholders adopted the 2001 Stock Purchase Plan and reserved 500,000 shares of Class A Common Stock for issuance thereunder. Under this plan, employees who work a minimum of 20 hours per week may elect to withhold up to 10% of their cash compensation through regular payroll deductions to purchase shares of Class A Common Stock from the Company over a period not to exceed 12 months at a purchase price per share equal to the lesser of: (1) 85% of the fair market value of the shares as of the date of the grant, or (2) 85% of the fair market value of the shares as of the date of purchase. As of December 31, 2002, 68,905 shares have been purchased under the plan.

        The Company's Board of Directors adopted the 2002 Director Plan, effective February 1, 2002. The 2002 Director Plan provides for the issuance of options to purchase up to 160,000 shares of Class A Common Stock, which shares are reserved and available for purchase upon the exercise of options granted under the 2002 Director Plan. Only directors who are not employees or officers of the Company are eligible to participate in the 2002 Director Plan. Under the 2002 Director Plan, each non-employee director was granted, on the effective date of the plan, an option to purchase 20,000 shares of Class A Common Stock, and each non-employee director subsequently elected to the Board will be granted an option to purchase shares of Class A Common Stock on the date of his or her election. Options granted under the 2002 Director Plan provide for the purchase of Class A Common Stock at a price equal to the fair market value on the date of grant. If there are not sufficient shares remaining and available to all non-employee directors eligible for an automatic grant at the time at which an automatic grant would otherwise be made, then each eligible non-employee director shall receive an option to purchase a pro rata number of shares. As of December 31, 2002, 100,000 shares were available under the plan. Unless otherwise provided in an option agreement, options granted under the 2002 Director Plan shall become exercisable in five equal increments beginning on the date of the grant and on each of the first four anniversaries thereof. All options expire on the earlier of (a) ten years following the grant date, (b) the first anniversary of the termination of the non-employee director's directorship for any reason other than those listed in clause (c) below, or (c) the termination of the non-employee director's directorship by the Company's stockholders for cause, or resignation for cause, in each case as defined in the option agreement.

        For purposes of calculating the compensation cost consistent with SFAS No. 123, the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for stock option grants in 2002, 2001, and 2000, respectively: expected dividend yield of 0% for each period; expected volatility of 53%, 59%, and 58%; risk free interest rate of 4.55%, 4.38%, and 5.05%; and expected weighted-average life of six years, five years, and five years. The fair value of options granted was $35,234,000 in 2002, $11,930,000 in 2001 and $24,290,000 in 2000.

        The fair value of the employees' purchase rights pursuant to the Stock Purchase Plan are estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for purchase rights granted in 2002, 2001, and 2000, respectively: fair market value of $51.14, $38.18, and $44.62; option price of $43.47, $32.45, and $37.92; expected dividend yield of 0% for each period; expected volatility of 40%, 54%, and 71%; risk-free interest rate of 1.32%, 2.17%, and 5.85%; and expected lives of three months to one year.

        Stock option activity for the years ended December 31, 2002, 2001, and 2000 was as follows:

	2002		2001		2000
Fixed Options	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding at beginning of year	1,413,385	$38.38	1,487,277	$36.08	1,390,588	$27.88
Granted	718,750	49.02	287,500	41.49	440,000	55.29
Exercised	(342,001)	32.09	(247,838)	28.38	(195,369)	23.76
Canceled	(124,739)	48.45	(113,554)	38.02	(147,942)	31.57

Outstanding at end of year	1,665,395	43.51	1,413,385	38.38	1,487,277	36.10
Options exercisable at end of year	385,201	34.87	477,385	31.22	417,570	27.82

        The following table summarizes information about fixed stock options outstanding at December 31, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
$4.31	4,500	1.52 years	$4.31	4,500	$4.31
$17.38-$26.56	350,198	5.63 years	$26.02	214,567	$25.68
$29.25-$40.88	298,959	7.46 years	$39.39	73,510	$36.47
$43.13-$54.69	816,863	8.82 years	$48.64	30,397	$47.68
$60.63	194,875	7.13 years	$60.63	62,227	$60.63

	1,665,395			385,201

Note 17    Quarterly Results of Operations (unaudited)

        (Amounts in thousands, except per share data)

2002	First Quarter (1)(2)	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$110,185	$115,951	$123,151	$126,324
Gross profit	52,012	55,749	60,422	62,564
Operating expenses	32,474	30,783	31,538	34,147
Operating income	19,538	24,966	28,884	28,417
Net income	14,940	16,460	19,867	20,328
Basic earnings per share	$0.49	$0.53	$0.64	$0.65
Diluted earnings per share	$0.48	$0.53	$0.64	$0.65
2001	First Quarter(2)	Second Quarter(2)	Third Quarter(2)	Fourth Quarter(2)
Net sales	$115,144	$112,935	$110,318	$111,611
Gross profit	54,022	52,334	52,037	51,500
Operating expenses	29,339	31,069	28,317	28,709
Operating income	24,683	21,265	23,720	22,791
Net income	16,930	14,471	14,882	15,246
Basic earnings per share	$0.55	$0.47	$0.49	$0.50
Diluted earnings per share	$0.55	$0.47	$0.48	$0.49

(1)
First quarter 2002 includes $3,300 in operating expenses related to the terminated acquisition of Fargo Electronics, Inc.

(2)
Reflects pretax charges for merger costs and acquired in-process technology relating to the Company's merger with Eltron International, Inc. and acquisition of Comtec Information Systems, Inc. as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2002	$73	$0	$0	$0
2001	$832	$532	$305	$169

Note 18    Major Customers

        Sales to ScanSource, Inc., accounted for 13.6% of net sales in 2002. No customer accounted for 10% or more of net sales in 2001 or 2000.

ZEBRA TECHNOLOGIES CORPORATION
Schedule II
Valuation and Qualifying Accounts
(Amounts in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Valuation account for accounts receivable:
Year ended December 31, 2002	$1,975	$909	$1,648	$1,236
Year ended December 31, 2001	$1,420	$489	$(66)	$1,975
Year ended December 31, 2000	$1,850	$(47)	$383	$1,420
Valuation account for inventories:
Year ended December 31, 2002	$5,916	$1,664	$2,505	$5,075
Year ended December 31, 2001	$5,743	$2,171	$1,998	$5,916
Year ended December 31, 2000	$4,556	$3,692	$2,505	$5,743

See accompanying independent auditors' report.

QuickLinks

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
  Item 14. Disclosure Controls and Procedures
  PART IV
  Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES
CERTIFICATION
CERTIFICATION
Index to Exhibits
ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENTS AND SCHEDULE
Independent Auditors' Report