Form 10-Q
period 2003-03-29
ZEBRA TECHNOLOGIES CORP/DE
filed 2003-05-02
CIK 877212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2003

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

Registrant’s telephone number, including area code: (847) 634-6700

Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and has been subject to such filing requirements for the past 90 days. Yes ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  2 Yes  ☒  No ☐

As of April 30, 2003, there were the following shares outstanding:

Class A Common Stock, $.01 par value	27,807,396
Class B Common Stock, $.01 par value	3,523,722

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

QUARTER ENDED MARCH 29, 2003

PART I - FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

	March 29, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$26,509	$18,418
Investments and marketable securities	349,418	330,159
Accounts receivable, net	78,281	71,299
Inventories	40,221	38,066
Deferred income taxes	4,730	4,107
Prepaid expenses	5,017	2,531
Total current assets	504,176	464,580

Property and equipment at cost, less accumulated depreciation and amortization	38,738	39,462
Deferred income taxes	1,168	1,722
Goodwill	54,455	54,455
Other intangibles	3,184	3,556
Other assets	9,572	9,313
Total assets	$611,293	$573,088

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$18,272	$15,447
Accrued liabilities	16,190	17,661
Short-term note payable	288	275
Current portion of obligation under capital lease	158	145
Income taxes payable	15,940	3,376
Total current liabilities	50,848	36,904
Obligation under capital lease, less current portion	416	605
Deferred rent	441	416
Other long-term liability	1,233	1,008
Total liabilities	52,938	38,933

Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, none outstanding	—	—
Class A Common Stock, $.01 par value; 50,000,000 shares authorized, 27,862,841 and 27,660,466 shares issued, and 27,574,818 and 27,282,087 shares outstanding in 2003 and 2002, respectively	278	276
Class B Common Stock, $.01 par value; 28,358,189 shares authorized, 3,683,675 and 3,886,050 shares issued and outstanding in 2003 and 2002, respectively	37	39
Additional paid-in capital	55,637	56,478
Treasury stock, at cost (288,023 shares and 378,379 shares, respectively)	(12,902)	(16,760)
Retained earnings	516,190	494,150
Accumulated other comprehensive loss	(885)	(28)
Total stockholders’ equity	558,355	534,155
Total liabilities and stockholders’ equity	$611,293	$573,088

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 29, 2003	March 30, 2002
Net sales	$124,685	$110,185
Cost of sales	60,336	58,173
Gross profit	64,349	52,012

Operating expenses:
Selling and marketing	14,504	11,950
Research and development	7,579	7,455
General and administrative	10,251	9,329
Amortization of intangible assets	371	367
Costs related to terminated acquisition	—	3,300
Merger costs	—	73
Total operating expenses	32,705	32,474

Operating income	31,644	19,538

Other income (expense):
Investment income	2,439	4,167
Interest expense	(38)	(55)
Other, net	(137)	(313)
Total other income (expense)	2,264	3,799

Income before income taxes	33,908	23,337
Income taxes	11,868	8,397
Net income	$22,040	$14,940

Basic earnings per share	$0.71	$0.49
Diluted earnings per share	$0.70	$0.48

Basic weighted average shares outstanding	31,198	30,799
Diluted weighted average and equivalent shares outstanding	31,494	31,076

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	Three Months Ended
	March 29, 2003	March 30, 2002
Net income	$22,040	$14,940

Other comprehensive income (loss):
Foreign currency translation adjustment	(738)	(569)
Unrealized holding loss on investments:
Net change in unrealized holding loss for the period, net of income tax benefit of $64 and $904, for the three months ended March 29, 2003 andMarch 30, 2002, respectively	(119)	(1,607)
Comprehensive income	$21,183	$12,764

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Three Months Ended
	March 29, 2003	March 30, 2002
Cash flows from operating activities:
Net income	$22,040	$14,940
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,909	3,005
Appreciation in market value of investments and marketable securities	—	(271)
Deferred income taxes	(66)	(873)
Changes in assets and liabilities:
Accounts receivable, net	(7,684)	(5,406)
Inventories	(2,416)	2,971
Other assets	(258)	2,639
Accounts payable	3,281	1,192
Accrued liabilities	(1,413)	(3,115)
Income taxes payable	12,642	5,975
Other operating activities	(2,598)	1,011
Investments and marketable securities	—	(26,995)
Net cash provided by (used in) operating activities	26,437	(4,927)
Cash flows from investing activities:
Purchases of property and equipment	(1,935)	(2,314)
Purchases of investments and marketable securities	(326,683)	—
Sales of investments and marketable securities	307,424	—
Net cash used in investing activities	(21,194)	(2,314)
Cash flows from financing activities:
Proceeds from exercise of stock options	3,017	882
Issuance of notes payable	236	373
Payments for obligation under capital lease	(184)	(152)
Net cash provided by financing activities	3,069	1,103
Effect of exchange rate changes on cash	(221)	(185)
Net increase (decrease) in cash and cash equivalents	8,091	(6,323)
Cash and cash equivalents at beginning of period	18,418	26,328
Cash and cash equivalents at end of period	$26,509	$20,005
Supplemental disclosures of cash flow information:
Interest paid	$38	$55
Income taxes paid	1,478	2,360

Supplemental disclosures of non-cash transactions:
Conversion of Class B Common Stock to Class A Common Stock	2	—

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

Zebra Technologies Corporation and subsidiaries (the Company) prepared, without audit, the consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K filed with the Securities and Exchange Commission. The consolidated balance sheet as of December 31, 2002, presented herein, has been derived from the audited consolidated balance sheet contained in the Annual Report on Form 10-K. In the opinion of the Company, the interim consolidated financial statements reflect all adjustments necessary to present fairly the consolidated financial position of the Company as of March 29, 2003, and the consolidated results of operations and cash flows for the three months ended March 29, 2003 and March 30, 2002. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

Note 2 – Inventories

The components of inventories are as follows (in thousands):

	March 29, 2003	December 31, 2002
Raw material	$24,370	$21,404
Work in process	1,431	1,104
Finished goods	14,420	15,558
Total inventories	$40,221	$38,066

Note 3 – Investments and Marketable Securities

During the first quarter of 2003, the Company changed the classification of its investments and marketable securities from the trading category to the available-for-sale category. In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, the changes in market value of available-for-sale securities are reflected in the accumulated other comprehensive income section of stockholders’ equity in the balance sheet. The changes in market value of trading securities are reflected in the income statement. Investment income for the first quarter of 2002 included an unrealized gain on investments of $271,000. The change in the classification of investments and marketable securities also impacted the classification of purchases and sales of investments and marketable securities in the Company’s consolidated statements of cash flows. During 2002, such amounts were classified in operating activities while in 2003 such amounts are classified in investing activities.

Note 4 – Earnings Per Share

Earnings per share were computed as follows (in thousands, except per-share amounts):

	Three Months Ended
	March 29, 2003	March 30, 2002
Basic earnings per share:
Net income	$22,040	$14,940
Weighted average common shares outstanding	31,198	30,799
Per share amount	$0.71	$0.49

Diluted earnings per share:
Net income	$22,040	$14,940
Weighted average common shares outstanding	31,198	30,799
Add: Effect of dilutive securities – stock options	296	277
Diluted weighted average and equivalent shares outstanding	31,494	31,076
Per share amount	$0.70	$0.48

The potentially dilutive securities that were excluded from the earnings per share calculation consisted of stock options for which the exercise price was greater than the average market price of the Class A Common Stock. The shares totaled 194,000 for the three months ended March 29, 2003, and 428,000 for the three months ended March 30, 2002.

Note 5 – Goodwill and Other Intangible Asset Data

During the first quarter of 2002, Zebra implemented SFAS No. 142, Goodwill and Other Intangible Assets, which replaces the requirements to amortize intangible assets with indefinite lives and goodwill with a requirement for an annual impairment test. SFAS No. 142 also establishes requirements for identifiable intangible assets. As a result, during the first quarter of 2002 Zebra reclassified $21,720,000 of intangible assets into goodwill.

Intangible asset data are as follows (in thousands):

	As of March 29, 2003
	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Current technology	$7,422	$(4,237)

Unamortized intangible assets
Goodwill	$54,455

Aggregate amortization expense.
For the three months ended March 29, 2003	$371

Estimated amortization expense
For the year ended December 31, 2003	1,484
For the year ended December 31, 2004	1,484
For the year ended December 31, 2005	588

Note 6 – Stock-Based Compensation

As of March 29, 2003, the Company had three stock-based compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-based Compensation, to stock-based compensation.

	Three Months Ended
	March 29, 2003	March 30 2002,
Net income, as reported	$22,040	$14,940
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(1,249)	(1,109)
Pro forma net income	$20,791	$13,831

Basic earnings per share:
As reported	$0.71	$0.49
Pro forma	0.67	0.45

Diluted earnings per share:
As reported	$0.70	$0.48
Pro forma	0.66	0.45

Note 7 – Derivative Instruments

In the normal course of business, portions of the Company’s operations are subject to fluctuations in currency values. The Company addresses these risks through a controlled program of risk management that includes the use of derivative financial instruments.

The Company enters into foreign exchange forward contracts to manage exposure to fluctuations in foreign exchange rates related to the funding of its European operations. The Company accounts for such contracts by recording any unrealized gains or losses in income each reporting period. The unrealized gain (loss) recorded as a result of these forward contracts was $372,000 for the three months ended March 29, 2003, and ($307,000) for the three months ended March 30, 2002, respectively. The notional principal amounts of outstanding forward contracts were €27,500,000 and £6,822,000 at March 29, 2003, and  €20,000,000 and £6,659,000 at March 30, 2002. The realized gain (loss) related to these forward contracts was ($1,632,000) for the three months ended March 29, 2003, and $149,000 for the three months ended March 30, 2002, respectively.

Note 8 – Acquisition Termination Costs and Sale of Investment

In the first quarter of 2002, the Company terminated the acquisition agreement and tender offer in which the Company would acquire all outstanding shares of common stock (including associated rights to purchase preferred stock) of Fargo Electronics, Inc. for $7.25 per share in cash. In connection with the termination, the Company recorded $3,300,000 in expenses for capitalized acquisition costs and other acquisition costs that would otherwise have been capitalized. There was no such expense in the first quarter of 2003. Also during the quarter ended March 30, 2002, the Company sold its investment in common stock of Fargo and realized a pre-tax gain of $1,953,000, which was included in investment income.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations: First Quarter of 2003 versus First Quarter of 2002

Sales by product category, related percent changes and percent of total sales for the first quarter of 2003 and 2002 were as follows:

	Three Months Ended

Product Category

March 29, 2003

March 30, 2002

Percent Change

Percent of Total Sales - 2003

Percent of Total Sales - 2002

Hardware	$94,552	$82,172	15.1	75.8	74.6
Supplies	23,139	20,898	10.7	18.6	19.0
Service and software	6,037	5,736	5.2	4.8	5.2
Freight revenue	957	1,379	(30.6)	0.8	1.2
Total sales	$124,685	$110,185	13.2	100.0	100.0

Sales to customers by geographic region, related percent changes, and percent of total sales for the first quarter of 2003 and 2002 were as follows:

	Three Months Ended

Geographic Region

March 29, 2003

March 30, 2002

Percent Change

Percent of Total Sales - 2003

Percent of Total Sales - 2002

International	55,127	45,739	20.5	44.2	41.5
North America	69,558	64,446	7.9	55.8	58.5
Total sales	$124,685	$110,185	13.2	100.0	100.0

Investment in new product development, geographic expansion, and a greater focus on vertical markets generated increased sales during the first quarter. North American sales also benefited from improved economic conditions in the United States.

All international regions (Europe, Asia-Pacific, and Latin America) recorded sales growth during the first quarter of 2003, compared with the first quarter of 2002. The strength of the British pound and the euro against the U.S. dollar increased sales in the Company’s European region by approximately $5,573,000, compared with the foreign exchange rates that prevailed during the same period in 2002. It is difficult for management to accurately forecast the direction of foreign exchange movements, and therefore, to estimate the impact of foreign exchange rates on future financial results, either positive or negative. Management believes that international territories hold significant growth opportunities for the Company and expects to continue to invest in personnel and infrastructure to support sales growth in these regions. During the first quarter of 2003, the Company expanded its geographic presence by placing Zebra sales representatives in China, Mexico, and India.

Gross profit for the first quarter of 2003 was $64,349,000, up 23.7% from $52,012,000 for the first quarter of 2002. As a percentage of net sales, gross profit increased to 51.6% from 47.2% during the first quarter of 2002. The major contributors to the margin improvement were higher capacity utilization related to the higher sales volume, product cost reductions, and the effect of foreign exchange movements. Management estimates that changes in foreign exchange rates increased gross profit by $5,176,000 during the first quarter of 2003, compared with the exchange rates that prevailed during the first quarter of 2002.

Selling and marketing expenses increased 21.4% to $14,504,000 for the first quarter of 2003 from $11,950,000 for the first quarter of 2002. As a percentage of net sales, selling and marketing expenses increased to 11.6% from 10.8%. Most of the change can be attributed to an increase in payroll and benefits as well as trade show and market research expenses compared with the first quarter of 2002. The Company’s focus on vertical market development and international expansion were important contributing factors to the staffing increases in the sales and marketing organizations.

Research and development expenses for the first quarter of 2003 were $7,579,000, up 1.7% from $7,455,000 for the first quarter of 2002. As a percentage of net sales, quarterly research and development expenses decreased to 6.1% from 6.8%. Product development expenses can fluctuate widely on a quarterly basis depending on the status of various development projects. Management is committed to a long-term strategy of significant investment in product development to ensure the Company’s continued market leadership. During the first quarter of 2003, consulting and legal expenses were down compared to the first quarter of 2002, offset by a $569,000 reserve related to third party funded research and development activity.  For further discussion, see Critical Accounting Policies and Estimates – Accounts Receivable.

General and administrative expenses increased by 9.9% to $10,251,000 for the first quarter of 2003 from $9,329,000 for the first quarter of 2002. This increase was a result of additional payroll and benefits expenses. As a percentage of net sales, quarterly general and administrative expenses decreased to 8.2% from 8.5% for the first quarter of 2002.

During the first quarter of 2003, Zebra recorded $371,000 in amortization of intangible assets, compared with $367,000 for the comparable period of 2002.

During the first quarter of 2002, the Company terminated the acquisition agreement and tender offer in which the Company would acquire all outstanding shares of common stock (including associated rights to purchase preferred stock) of Fargo Electronics, Inc. for $7.25 per share in cash. In connection with the termination, the Company recorded $3,300,000 in expenses for acquisition costs that would otherwise have been capitalized. There was no such expense in 2003.

Also during the first quarter of 2003, there were no merger costs incurred by the Company, in contrast with the $73,000 for the first quarter of 2002, which were related to the acquisition of Comtec Information Systems in April 2000. Management expects that future periods will have no further merger costs related to acquisitions completed prior to the date of this report. In the event of future acquisitions, management expects to record merger costs related to those acquisitions, the amount of which cannot be determined at this time.

First quarter operating income increased 62.0% to $31,644,000 from $19,538,000 for the first quarter of 2002. As a percentage of net sales, operating income was 25.4% for the first quarter of 2003, compared with 17.7% of net sales for the first quarter of 2002.

Investment income for the first quarter of 2003 was $2,439,000, down from the $4,167,000 in investment income recorded in the first quarter of 2002. The decrease in investment income was a result of a $1,953,000 pre-tax gain on the sale of 585,000 shares of common stock of Fargo Electronics during the first quarter of 2002. Excluding this gain, investment income for the first quarter of 2002 was $2,214,000.

During the first quarter of 2003, the Company changed the classification of its investments and marketable securities from the trading category to the available-for-sale category. In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, the changes in market value of available-for-sale securities are reflected in the accumulated other comprehensive income section of stockholders’ equity in the balance sheet. The changes in market value of trading securities are reflected in the income statement. Investment income for the first quarter of 2002 included an unrealized gain on investments of $271,000. The change in the classification of investments and marketable securities also impacted the classification of purchases and sales of investments and marketable securities in the Company’s consolidated statements of cash flows. During 2002, such amounts were classified in operating activities while in 2003 such amounts are classified in investing activities.

Income before income taxes for the first quarter of 2003 increased 45.3% to $33,908,000 from $23,337,000 for the first quarter of 2002.

The effective income tax rate for the first quarter was 35.0% in 2003 versus 36.0% in 2002. This change is the result of implementing tax minimization strategies. Management expects that these strategies will allow the Company to remain at a 35.0% effective tax rate in 2003.

Net income for the first quarter of 2003 was $22,040,000, or $0.70 per diluted share, compared with $14,940,000, or $0.48 per diluted share the first quarter of 2002.

Liquidity and Capital Resources

The Company continued to maintain high levels of liquidity, principally from cash generated from operations. As of March 29, 2003, the Company had $375,927,000 in cash and cash equivalents and investments and marketable securities, compared with $348,577,000 at December 31, 2002. During the three months ended March 29, 2003, net cash provided by operations totaled $26,437,000. During the three months ended March 29, 2003, accounts receivable increased $7,684,000, net of the effect of foreign currency translation adjustment. The increase in receivables reflects the higher level of business activities and was offset by a decline in days sales outstanding to 57 days from 60 days in the first quarter of last year. Also during the first quarter of 2003, inventories increased by $2,416,000, net of foreign currency translation adjustment. Compared to the same period a year ago, inventory turns decreased from 6.3 to 6.0. Management believes that reserves for bad debt and inventory obsolescence are adequate. Taxes payable increased $12,642,000 during the first quarter of 2003 as a result of the timing of tax payments. It is anticipated that taxes payable will decrease a similar amount during the second quarter. Purchases of property and equipment totaled $1,935,000 for the first quarter of 2003. As a result of the change in the classification of investments and marketable securities, the purchases and sales of investments and marketable securities are now reported as investing activities and totaled $326,683,000 and $307,424,000, respectively, for the first quarter of 2003. Net cash provided from financing activities amounted to $3,069,000 for the first quarter of 2003, which is predominantly related to proceeds from exercise of stock options. Management believes that existing capital resources and funds generated from operations are sufficient to finance anticipated capital requirements.

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

Valuation of Long-Lived and Intangible Assets and Goodwill.

Management assesses the impairment of identifiable intangibles, long-lived assets and related goodwill and enterprise-level goodwill on an annual basis or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important to possibly trigger an impairment review consist of:

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

•                  significant changes in the manner of use of the acquired assets or the strategy for the overall business

•                  significant negative industry or economic trends

•                  significant decline in Zebra’s stock price for a sustained period

•                  significant decline in market capitalization relative to net book value

When it is determined that the carrying value of intangibles, long-lived assets and related goodwill and enterprise-level goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, management measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Net intangible assets, long-lived assets, and goodwill amounted to $96,377,000 as of March 29, 2003.

Revenue Recognition

Zebra recognizes revenue from product sales at the time of shipment and passage of title. Certain customers have the right to return products that do not function properly within a limited time after delivery. The Company regularly monitors and tracks product returns and records a provision for the estimated amount of such future returns, based on historical experience and any notification received of pending returns. While such returns have historically been within expectations and the provisions established, the Company cannot guarantee that it will continue to experience return rates consistent with historical patterns. Any significant increase in product failure rates and the resulting credit returns could have a material adverse effect on operating results for the periods in which such returns materialize. A 10% increase (decrease) in returns above historical levels would have decreased (increased) operating income for the first quarter of 2003 by $104,000, or 0.3% of operating income.

Accounts Receivable

The Company has established standardized credit granting and review policies and procedures for all customer accounts receivable. These policies and procedures include credit reviews of all new customer accounts to establish credit limits and payment terms based on available credit information, which may include customer financial statements, bank and trade references, credit rating agency information and other credit related information that becomes available. Additionally, the Company performs ongoing credit evaluations of current customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by a review of current credit information. The Company has established regional credit functions, reporting directly to the corporate financial officers, to manage the credit granting, review, and collections processes.

The Company maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues. Over the last three years, accounts receivable reserves have been in the range of 1.7% to 2.9%

of total accounts receivable. Accounts receivable reserves as of March 29, 2003 were $2,247,000, or 2.8% of the balance due. Management feels this reserve level is appropriate considering the quality of the portfolio as of March 29, 2003. While credit losses have historically been within expectations and the provisions established, management cannot guarantee that the Company will continue to experience credit loss consistent with historical experience.

Zebra’s accounts receivable portfolio is diversified among a large number of customers and geographic markets. No individual customer exceeded 10% of gross accounts receivable balances as of March 29, 2003, and only one customer exceeded 6% of gross accounts receivable as of March 29, 2003. Included in accounts receivable is an account with a $2,100,000 balance, of which $1,050,000 is disputed. The receivable relates to third party funded research and development activity. Although management believes the debtor has the financial ability to pay, a $1,050,000 bad debt allowance, included in the accounts receivable reserve balance at March 29, 2003, has been recorded to cover potential write-off or settlement of this account due to the uncertainty of the timing and cost of resolving the dispute. This reserve was increased by $569,000 during the first quarter of 2003 from $481,000 at December 31, 2002 and charged against research and development.

Inventories

The Company values its inventories at the lower of the actual cost to purchase or manufacture, or the current estimated market value. Management regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on estimated forecasts of product demand and production requirements for the subsequent twelve months. A significant increase in the demand for Zebra’s products could result in a short-term increase in the cost of inventory purchases, while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. Additionally, the Company’s estimates of future product demand may prove to be inaccurate, in which case the provision required for excess and obsolete inventory may be understated or overstated. In the future, if inventories were determined to be overvalued, the Company would be required to recognize such costs in cost of goods sold at the time of such determination. The Company makes every effort to ensure the accuracy of its forecasts of future product demand; however any significant unanticipated changes in demand or technological developments could have a significant impact on the value of inventories and reported operating results.

Over the last three years, the Company’s reserves for excess and obsolete inventories have ranged from 9.5% to 13.2% of gross inventory. As of March 29, 2003, reserves for excess and obsolete inventories were $4,963,000, or 11.0% of gross inventory. Obsolescence reserves increased as a percentage of inventories principally due to the effectiveness of management’s program to reduce raw materials and finished goods inventories of its highest volume products.

Reserve for Litigation and Tax Audits

The Company has recorded an estimated liability related to certain pending tax litigation and tax audits based on management’s estimates of the probable range of loss. As additional information becomes available, management will assess the potential liability related to pending litigation and tax audits, and revise estimates.

The Company is litigating a dispute over a 1998 tax assessment in the amount of approximately $2,000,000, including penalties and interest, with the Illinois Department of Revenue for the years 1993 through 1995. The case was filed by the Company in the District Court of Illinois and tried during November 2000. The decision from the court was unfavorable to the Company but was appealed. The Company does not expect to know the result of the appeal until the second half of 2003.

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

In addition, the Illinois Department of Revenue has scheduled to examine the Company’s income tax returns for 1998 through 2000. The 2001 return has not yet been scheduled for examination. Management feels that such audits will raise issues similar to those raised during the 1993 through 1997 audits.

The Company recorded tax reserves equal to management’s estimate of the likely outcome of the Illinois Department of Revenue litigation for 1993 to 1995, the audit assessment for 1996 and 1997, and the unaudited 1998 through 2001 returns. If the Company loses all issues on appeal, the Company would record an additional one-time tax expense of $940,000. If the Company wins all issues on appeal, the Company would record a reduction to tax expense of $6,400,000.

Investments and Marketable Securities

Investments and marketable securities at December 31, 2002, consisted of U.S. government securities, state and municipal bonds, corporate bonds, partnership interests and equity securities, which are held indirectly in diversified funds actively managed by investment professionals. The Company classifies its debt and marketable equity securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities that the Company has the ability and intent to hold until maturity. All securities not included in trading or held-to-maturity are classified as available-for-sale.

Trading and available-for-sale securities are recorded at fair value. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of discounts or premiums. Unrealized holding gains and losses on trading securities are included in earnings. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders’ equity until realized.

During the first quarter of 2003, the Company changed the classification of certain of its investments and marketable securities from the trading category to the available-for-sale category. In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, the market value as of the date of the change is now the new cost basis, and all future unrealized gains and losses will be reflected in the accumulated other comprehensive income section of stockholders’ equity in the balance sheet. This change was made as a result of changes in the Company’s investment strategies and is consistent with the classification of the Company’s investments and marketable securities as defined in SFAS No. 115. Approximately, $256,000,000 of $330,159,000 was transferred from the trading category to the available-for-sale category.

Significant Customer

Sales to ScanSource, Inc., accounted for 13.3% and 13.4% of net sales for the first quarter of 2003 and 2002, respectively. No other customer accounted for 10% or more of net sales during the first quarter of 2003 or 2002.

Expectations

During its quarterly conference call on April 17, 2003, management provided net sales and earnings guidance for the second quarter of 2003 as follows ($ amounts in 000’s, except per share data):

Second Quarter 2003
Net sales	$123,000 to $128,000
Gross profit margins	50.55% to 51.5%
Operating expenses	$34,000 to $35,000
Earnings per share	$0.64 to $0.69

Investment income is expected to be approximately $2,200,000 for the second quarter of 2003, and the effective tax rate is expected to be 35% of income before income taxes.

Safe Harbor

Forward-looking statements contained in this filing are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995 and are highly dependent upon a variety of important factors which could cause actual results to differ materially from those reflected in such forward looking statements. These factors include market acceptance of the Company’s printer and software products and competitors’ product offerings. They also include the effect of market conditions in North America and other geographic regions on the Company’s financial results. Profits will be affected by the Company’s ability to control manufacturing and operating costs. Because of the Company’s large investment portfolio, interest rate and financial market conditions will also have an impact on results. Foreign exchange rates will have an effect on financial results, because of the large percentage of the Company’s international sales. When used in this document and documents referenced, the words “anticipate,” “believe,” “estimate,” “will” and “expect” and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. Readers of this document are referred to prior filings with the Securities and Exchange Commission, including the Risk Factors portion of Management’s Discussion and Analysis of Financial Condition and Results of Operation in Zebra’s Form 10-K for the year ended December 31, 2002, for a further discussion of issues that could affect Zebra’s future results. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this report.

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

There were no material changes in the Company’s market risk during the quarter ended March 29, 2003. For additional information on market risk, refer to the “Quantitative and Qualitative Disclosures About Market Risk” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

ZEBRA TECHNOLOGIES CORPORATION

Date: April 30, 2003	By:	/s/ Edward L. Kaplan
Edward L. Kaplan
Chief Executive Officer

Date: April 30, 2003	By:	/s/ Charles R. Whitchurch
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

Date: April 30, 2003	By:	/s/ Edward L. Kaplan
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

Date: April 30, 2003	By:	/s/ Charles R. Whitchurch
Charles R. Whitchurch
Chief Financial Officer