Form 10-Q
period 2003-06-28
ZEBRA TECHNOLOGIES CORP/DE
filed 2003-08-01
CIK 877212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2003

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒   No   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes   ☒   No   ☐

As of July 28, 2003, there were the following shares outstanding:

Class A Common Stock, $.01 par value         31,502,040

ZEBRA TECHNOLOGIES CORPORATION

QUARTER ENDED JUNE 28, 2003

PART I - FINANCIAL INFORMATION

Item 1.           Consolidated Financial Statements

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

	June 28, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,117	$18,418
Investments and marketable securities	382,231	330,159
Accounts receivable, net	79,555	71,299
Inventories	40,030	38,066
Deferred income taxes	4,899	4,107
Prepaid expenses	5,855	2,531
Total current assets	531,687	464,580

Property and equipment at cost, less accumulated depreciation and amortization	39,162	39,462
Deferred income taxes	1,255	1,722
Goodwill	54,455	54,455
Other intangibles	2,813	3,556
Other assets	9,742	9,313
Total assets	$639,114	$573,088

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$16,492	$15,447
Accrued liabilities	16,918	17,661
Short-term note payable	626	275
Current portion of obligation under capital lease	166	145
Income taxes payable	7,499	3,376
Total current liabilities	41,701	36,904
Obligation under capital lease, less current portion	379	605
Deferred rent	467	416
Other long-term liabilities	1,855	1,008
Total liabilities	44,402	38,933

Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, none outstanding	—	—
Class A Common Stock, $.01 par value; 50,000,000 shares authorized, 28,363,734 and 27,660,466 shares issued, and 28,298,640 and 27,282,087 shares outstanding in 2003 and 2002, respectively	283	276
Class B Common Stock, $.01 par value; 28,358,189 shares authorized, 3,182,782 and 3,886,050 shares issued and outstanding in 2003 and 2002, respectively	32	39
Additional paid-in capital	57,599	56,478
Treasury stock, at cost (65,094 shares and 378,379 shares, respectively)	(2,913)	(16,760)
Retained earnings	538,452	494,150
Accumulated other comprehensive income (loss)	1,259	(28)
Total stockholders’ equity	594,712	534,155
Total liabilities and stockholders’ equity	$639,114	$573,088

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
Net sales	$129,863	$115,951	$254,547	$226,136
Cost of sales	63,305	60,202	123,640	118,376
Gross profit	66,558	55,749	130,907	107,760

Operating expenses:
Selling and marketing	16,754	13,531	31,257	25,479
Research and development	7,560	7,472	15,139	14,927
General and administrative	10,248	9,413	20,500	18,742
Amortization of intangible assets	371	367	742	735
Costs related to terminated acquisition	—	—	—	3,300
Merger costs	—	—	—	73
Total operating expenses	34,933	30,783	67,638	63,256

Operating income	31,625	24,966	63,269	44,504

Other income (expense):
Investment income	3,017	1,188	5,456	5,355
Interest expense	(14)	(32)	(52)	(87)
Other, net	(379)	(413)	(516)	(726)
Total other income (expense)	2,624	743	4,888	4,542

Income before income taxes	34,249	25,709	68,157	49,046
Income taxes	11,987	9,249	23,855	17,646
Net income	$22,262	$16,460	$44,302	$31,400

Basic earnings per share	$0.71	$0.53	$1.42	$1.02
Diluted earnings per share	$0.70	$0.53	$1.40	$1.01

Basic weighted average shares outstanding	31,358	30,932	31,281	30,887
Diluted weighted average and equivalent shares outstanding	31,708	31,229	31,608	31,181

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
Net income	$22,262	$16,460	$44,302	$31,400

Other comprehensive income (loss):
Foreign currency translation adjustment	2,147	2,885	1,409	2,316
Unrealized holding gain on hedging transactions:
Net change in unrealized holding gain for the period, net of income tax of $82 for the three and six months ended June 28, 2003.	151	—	151	—
Unrealized holding gain (loss) on investments:
Net change in unrealized holding gains and losses for the period, net of income tax (benefit) of ($83) and ($147), for the three and six months ended June 28, 2003, respectively and $18 and ($886) for the three and six months ended June 29, 2002, respectively	(154)	32	(273)	(1,575)
Comprehensive income	$24,406	$19,377	$45,589	$32,141

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Six Months Ended
	June 28, 2003	June 29, 2002
Cash flows from operating activities:
Net income	$44,302	$31,400
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,783	6,024
Tax benefit from exercise of options	2,858	—
Appreciation in market value of investments and marketable securities	—	653
Write-down of long-term investments	—	193
Deferred income taxes	(315)	(2,422)
Changes in assets and liabilities:
Accounts receivable, net	(7,479)	(4,343)
Inventories	(1,697)	650
Other assets	357	4,127
Accounts payable	535	1,593
Accrued liabilities	(797)	(2,378)
Income taxes payable	4,077	914
Other operating activities	(3,376)	749
Investments and marketable securities	—	(49,908)
Net cash provided by (used in) operating activities	44,248	(12,748)

Cash flows from investing activities:
Purchases of property and equipment	(4,547)	(4,111)
Purchases of investments and marketable securities	(771,137)	—
Sales of investments and marketable securities	719,065	—
Net cash used in investing activities	(56,619)	(4,111)

Cash flows from financing activities:
Proceeds from exercise of stock options	12,110	6,445
Issuance of notes payable	408	620
Payments for obligation under capital lease	(229)	(165)
Net cash provided by financing activities	12,289	6,900

Effect of exchange rate changes on cash	781	684

Net increase (decrease) in cash and cash equivalents	699	(9,275)
Cash and cash equivalents at beginning of period	18,418	26,328
Cash and cash equivalents at end of period	$19,117	$17,053

Supplemental disclosures of cash flow information:
Interest paid	$52	$87
Income taxes paid	19,130	9,935

Supplemental disclosures of non-cash transactions:
Conversion of Class B Common Stock to Class A Common Stock	7	7

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

Zebra Technologies Corporation and subsidiaries (the Company) prepared, without audit, the consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K filed with the Securities and Exchange Commission. The consolidated balance sheet as of December 31, 2002 presented herein has been derived from the audited consolidated balance sheet contained in such Annual Report on Form 10-K. In the opinion of the Company, the interim consolidated financial statements reflect all adjustments necessary to present fairly the consolidated financial position of the Company as of June 28, 2003, and the consolidated results of operations and cash flows for the three and six months ended June 28, 2003 and June 29, 2002. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

Note 2 – Inventories

The components of inventories are as follows (in thousands):

	June 28, 2003	December 31, 2002
Raw materials	$24,324	$21,404
Work in process	1,381	1,104
Finished goods	14,325	15,558
Total inventories	$40,030	$38,066

Note 3 – Investments and Marketable Securities

During the first quarter of 2003, the Company changed the classification of its investments and marketable securities from the trading category to the available-for-sale category. In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, the changes in market value of available-for-sale securities are reflected in the accumulated other comprehensive income section of stockholders’ equity in the accompanying balance sheets. The changes in market value of trading securities are reflected in the income statement. Investment income for the three and six months ended June 29, 2002 included an unrealized loss on investments of $924,000 and $653,000, respectively. The change in the classification of investments and marketable securities also impacted the classification of purchases and sales of investments and marketable securities in the Company’s consolidated statements of cash flows. During 2002 such amounts were classified in operating activities while in 2003 such amounts are classified in investing activities.

Note 4 – Earnings Per Share

Earnings per share were computed as follows (in thousands, except per-share amounts):

	Three Months Ended		Six Month Ended
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
Basic earnings per share:
Net income	$22,262	$16,460	$44,302	$31,400
Weighted average common shares outstanding	31,358	30,932	31,281	30,887
Per share amount	$0.71	$0.53	$1.42	$1.02

Diluted earnings per share:
Net income	$22,262	$16,460	$44,302	$31,400
Weighted average common shares outstanding	31,358	30,932	31,281	30,887
Add: Effect of dilutive securities – stock options	350	297	327	294
Diluted weighted average and equivalent shares outstanding	31,708	31,229	31,608	31,181
Per share amount	$0.70	$0.53	$1.40	$1.01

The potentially dilutive securities that were excluded from the earnings per share calculation consisted of stock options for which the exercise price was greater than the average market price of the Class A Common Stock. Such options totaled 223,000 and 233,000 for the three and six months ended June 29, 2002, respectively. There were no options excluded for the 2003 periods.

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

Intangible asset data are as follows (in thousands):

	As of June 28, 2003		As of December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Current technology	$7,422	$(4,608)	$7,422	$(3,866)

Unamortized intangible assets
Goodwill	$54,455		$54,455

Aggregate amortization expense
For the year ended December 31, 2002
For the three months ended June 28, 2003	$371
For the six months ended June 28, 2003	$742

Estimated amortization expense
For the year ended December 31, 2003	$1,484
For the year ended December 31, 2004	$1,484
For the year ended December 31, 2005	$588

Note 6 – Stock-Based Compensation

As of June 28, 2003, the Company had three stock-based compensation plans available for future grants. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-based Compensation, to stock-based compensation (on thousands, except per-share amounts).

	Three Months Ended		Six Months Ended
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
Net income, as reported	$22,262	$16,460	$44,302	$31,400
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(1,600)	(1,400)	(2,993)	(2,493)
Pro forma net income	$20,662	$15,060	$41,309	$28,907

Basic earnings per share:
As reported	$0.71	$0.53	$1.42	$1.02
Pro forma	0.66	0.49	1.32	0.94

Diluted earnings per share:
As reported	$0.70	$0.53	$1.40	$1.01
Pro forma	0.65	0.48	1.31	0.93

Note 7 – Derivative Instruments

In the normal course of business, portions of the Company’s operations are subject to fluctuations in currency values. The Company manages these risks using derivative financial instruments.

The Company uses forward contracts and options to manage exposure related to its pound sterling and euro denominated assets in excess of its pound sterling and euro requirements. Gains and losses on these forward contracts and options are recorded in income each quarter along with the transaction gains and losses related to the net euro assets position of the Company which would ordinarily offset each other. Summary financial information related to these activities follows (in thousands):

	Three Months Ended		Six Month Ended
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
Gains (losses) from foreign exchange derivatives:
Unrealized	$(13)	$(1,410)	$359	$(1,717)
Realized	(1,146)	(383)	(2,778)	(234)
Total	(1,159)	(1,793)	(2,419)	(1,951)
Gain (loss) on net foreign currency assets	1,072	1,600	2,189	1,600
Net foreign exchange gain (loss)	$(87)	$(193)	$(230)	$(351)

	As of
	June 28, 2003	June 29, 2002
Notional balance of outstanding contracts:
British pound sterling	£12,621	£8,769
Euro	€23,500	€22,000

During the second quarter of 2003, the Company began a program of managing the exchange rate risk of certain anticipated euro denominated sales using foreign exchange forward contracts. These forward contracts have been designated as cash flow hedges. Therefore, all gains and losses related to the forward contracts are deferred as part of other comprehensive income until the contracts are settled and the euro denominated sales being hedged have occurred.  Upon this occurrence, the gains (losses) will be recorded as an increase (decrease) to the revenue being hedged.  Summary financial information related to the cash flow hedges of future revenues follows (in thousands, except percents):

As of June 28, 2003
Net gains (losses) deferred in other comprehensive income:
Gross	$233
Tax benefit	(82)
Net	$151

Net gain (loss) transferred to revenue	$—

Notional balance of outstanding contracts:	€11,300
Hedge effectiveness	100%

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

Note 9 – Contingencies

On April 24, 2003, Paxar Americas, Inc. (“Paxar”) filed a patent infringement lawsuit in the United States District Court for the Southern District of Ohio against the Company and certain of its subsidiaries. In Paxar’s Complaint, it alleges that certain of the Company’s printer products infringe on one or more of eight identified Paxar patents. The Company has filed an Answer to Paxar’s Complaint, denying Paxar’s allegations of infringement and asserting several affirmative defenses, including the invalidity of Paxar’s asserted patents.

Management believes that the Company has meritorious defenses and is defending this suit vigorously. The Company is unable at this time to estimate the range of the potential liability that would result from an unsuccessful defense, and per the requirements of SFAS No. 5, Accounting for Contingencies, no liability has been recorded in the Company’s consolidated financial statements as of June 28, 2003.

Note 10 – New Accounting Pronouncements

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities. FIN 46 requires a company to consolidate a variable interest entity (VIE) if the company has variable interests that give it a majority of the risks, rewards or both of that entity. FIN 46 is effective immediately for VIE’s created after January 31, 2003. For VIE’s created prior to February 1, 2003, FIN 46 is effective for the first interim period beginning after June 15, 2003. This accounting pronouncement is not expected to have a significant impact on the Company’s financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. This standard amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provision of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, SFAS No. 148 amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. SFAS No. 148 is effective for fiscal years beginning after December 15, 2002. The Company has adopted the disclosure provision of this pronouncement and does not expected the remaining provisions to have a significant impact on the Company’s financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and is not expected to have a material impact on the Company’s financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within the scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This statement is not expected to have a significant impact on the Company’s financial position or results of operations.

Note 11 – Subsequent Events

Pursuant to the Company’s Certificate of Incorporation and based on share numbers provided to the Company by its transfer agent, as of July 1, 2003, each issued and outstanding share of Zebra Class B common stock automatically converted into one share of Zebra Class A common stock. The Company’s Certificate of Incorporation provides that if at any time the outstanding shares of Zebra Class B common stock cease to represent at least 10% of the aggregate number of shares of Zebra common stock then outstanding, each share of Zebra Class B common stock shall automatically convert into one share of Zebra Class A common stock. Class B common stock entitled the holder to ten votes per share, on each matter submitted to a vote of the Company’s stockholders. Upon conversion of the Class B common stock, the number of authorized shares of Class A common stock increased to 78,358,189, and the number of authorized shares of Class B common stock decreased to zero.

On July 24, 2003 the Board of Directors authorized a fifty percent (50%) Class A common stock dividend on each issued share of Class A common stock payable before the close of business on August 21, 2003, to the holders of record of all such shares at the close of business on August 7, 2003.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations: Second Quarter of 2003 versus Second Quarter of 2002, Year-to-date 2003 versus Year-to-date 2002

Sales by product category, related percent changes and percent of total sales for the three and six months ended June 28, 2003 and June 29, 2002 were as follows:

	Three Months Ended
Product Category	June 28, 2003	June 29, 2002	Percent Change	Percent of Total Sales - 2003	Percent of Total Sales -2002
Hardware	$98,565	$87,323	12.9	75.9	75.3
Supplies	24,206	21,705	11.5	18.6	18.7
Service and software	6,085	5,999	1.4	4.7	5.2
Freight revenue	1,007	924	9.0	0.8	0.8
Total sales	$129,863	$115,951	12.0	100.0	100.0

	Six Months Ended
Product Category	June 28, 2003	June 29, 2002	Percent Change	Percent of Total Sales -2003	Percent of Total Sales - 2002
Hardware	$193,117	$169,495	13.9	75.9	75.0
Supplies	47,345	42,603	11.1	18.6	18.8
Service and software	12,122	11,736	3.3	4.7	5.2
Freight revenue	1,963	2,302	(14.7)	0.8	1.0
Total sales	$254,547	$226,136	12.6	100.0	100.0

Sales to customers by geographic region, related percent changes, and percent of total sales for the three and six months ended June 28, 2003 and June 29, 2002 were as follows:

	Three Months Ended
Geographic Region	June 28, 2003	June 29, 2002	Percent Change	Percent of Total Sales - 2003	Percent of Total Sales - 2002
International	$59,750	$51,271	16.5	46.0	44.2
North America	70,113	64,680	8.4	54.0	55.8
Total sales	$129,863	$115,951	12.0	100.0	100.0

	Six Months Ended
Geographic Region	June 28, 2003	June 29, 2002	Percent Change	Percent of Total Sales - 2003	Percent of Total Sales - 2002
International	$114,877	$97,010	18.4	45.1	42.9
North America	139,670	129,126	8.2	54.9	57.1
Total sales	$254,547	$226,136	12.6	100.0	100.0

To support its long-term growth, the Company has invested in sales and marketing activities, expanding its geographic presence, and developing products to serve established and developing business opportunities. These investment activities were maintained through the recent economic downturn in the U.S. as a fundamental part of the Company’s growth strategy to improve its competitive position. New products (defined as products first released within the past 18 months) accounted for approximately 25% of printer sales in the second quarter of 2003 and 17% of printer sales in 2002. Investments in international expansion primarily relate to the placement of Zebra representatives in new geographic territories to support the work of value-added resellers in those territories, or to support the work of Company representatives already established in a territory. In addition to more sales representatives, the Company’s investments in sales and marketing activities relate to building infrastructure to support the delivery of applications to high-growth vertical markets, as well as to market development activities related to radio frequency identification (RFID) technology.

Since the second quarter of 2002, the U.S. dollar weakened significantly against the euro and the pound Sterling. This change in foreign exchange rates benefited the Company’s second quarter reported sales by $7,221,000, and accounted for 6.2 percentage points of the Company’s 12.0% sales growth. Although management cannot forecast the future direction of foreign exchange rate movements, if rates remain near the levels experienced in the second quarter, the Company will continue to benefit from exchange rate gains through the remainder of 2003.

Quarterly gross profit was $66,558,000, up 19.4% from $55,749,000 and increased to 51.3% of net sales from 48.1%. The major contributors to the margin improvement were higher capacity utilization related to the higher sales volume, product cost reductions, and the effect of foreign exchange rate movements. Management estimates that changes in foreign exchange rates increased gross profit by $7,009,000 during the second quarter of 2003, compared with the exchange rates that prevailed during the second quarter of 2002. For the year to-date, gross profit increased 21.5% to $130,907,000, or 51.4% of net sales, compared with $107,760,000, or 47.6% of net sales.

Selling and marketing expenses increased 23.8% to $16,754,000 from $13,531,000. As a percentage of net sales, selling and marketing expenses increased to 12.9% from 11.7%. Increases occurred in payroll and benefits, market research, and travel and entertainment expenses. The Company’s focus on vertical market development and international expansion continues to be an important contributing factor to the staffing increases in the sales and marketing organizations. For the first six months of 2003, selling and marketing expenses increased 22.7% to $31,257,000 from $25,479,000. As a percentage of net sales for the year to-date, selling and marketing expenses were 12.3% in 2003 and 11.3% in 2002.

Research and development expenses of $7,560,000 were up 1.2% from $7,472,000. As a percentage of net sales, quarterly research and development expenses decreased to 5.8% from 6.4%. Quarterly product development expenses can fluctuate widely depending on the status of various projects. Management is committed to a long-term strategy of significant investment in product development to ensure the Company’s continued market leadership. During the second quarter, consulting and project expenses declined but were offset by an increase in payroll and benefits. A decrease in project expenses occurred from  customer-funded engineering costs. For the first six months of the year, research and development expenses increased 1.4% to $15,139,000 from $14,927,000. For the year to-date, research and development expenses represented 5.9% of net sales in 2003 and 6.6% in 2002.

General and administrative expenses increased by 8.9% to $10,248,000 from $9,413,000, which resulted from higher payroll and benefits expenses, legal expenses and insurance costs. As a percentage of net sales, quarterly general and administrative expenses decreased to 7.9% from 8.1%. For the first six months of 2003, general and administrative expenses increased 9.4% to $20,500,000, or 8.1% of net sales, from $18,742,000, or 8.3% of net sales.

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

Second quarter operating income increased 26.7% to $31,625,000 from $24,966,000. As a percentage of net sales, operating income increased to 24.4% from 21.5% of net sales. For the six-month period, operating income increased 42.2% to $63,269,000, or 24.9% of net sales, from $44,504,000, or 19.7% of net sales.

Investment income for the second quarter increased to $3,017,000, up from the $1,188,000. Higher investment balances were partially offset by lower returns because of lower prevailing interest rates. In addition, investment income for the second quarter of 2002 includes unrealized mark-to-market adjustments on the Company’s investment portfolio and a write-down of a long-term investment. These non-cash adjustments caused a $1,117,000 decrease to investment income.

During the first quarter of 2003, the Company changed the classification of its investments and marketable securities from the trading category to the available-for-sale category. In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, the changes in market value of available-for-sale securities are reflected in the accumulated other comprehensive income section of stockholders’ equity in the balance sheet. The changes in market value of trading securities are reflected in the income statement. Investment income included an unrealized loss on investments of $924,000 and $653,000 for the three and six months ended June 29, 2002, respectively. The change in the classification of investments and marketable securities also impacted the classification of purchases and sales of investments and marketable securities in the Company’s consolidated statements of cash flows. During 2002, such amounts were classified in operating activities while in 2003 such amounts are classified in investing activities.

Income before income taxes for the second quarter of 2003 increased 32.2% to $34,249,000 from $25,709,000 for the second quarter of 2002. For the year to-date, income before income taxes amounted to $68,157,000, compared with $49,046,000 for the first six months of 2002.

The effective income tax rate for the second quarter was 35.0% in 2003 versus 36.0% in 2002. For the year to-date, the effective income tax rate was 35.0% for 2003 and 36.0% for 2002. Management expects the Company to remain at a 35.0% effective tax rate in 2003.

Net income for the second quarter of 2003 was $22,262,000, or $0.70 per diluted share, compared with $16,460,000, or $0.53 per diluted share for the second quarter of 2002. Net income for the first six months of 2003 was $44,302,000, or $1.40 per diluted share, compared with $31,400,000, or $1.01 per diluted share, for the first six months of 2002.

Liquidity and Capital Resources

The Company continued to maintain high levels of liquidity, principally from cash generated from operations. As of June 28, 2003, the Company had $401,348,000 in cash and cash equivalents and investments and marketable securities, compared with $348,577,000 at December 31, 2002. During the six months ended June 28, 2003, net cash provided by operations totaled $44,248,000 primarily related to the net income for the period. During the six months ended June 28, 2003, accounts receivable increased $7,479,000, net of the effect of foreign currency translation adjustment. The increase in receivables reflects the higher level of business activities and was offset by a decline in days sales outstanding to 56 days in the second quarter of 2003 from 58 days in the second quarter of 2002. Also during the first six months of 2003, inventories increased by $1,697,000, net of foreign currency translation adjustment. Compared to the same period a year ago, inventory turns increased from 6.0 to 6.3. Management believes that reserves for bad debt and inventory obsolescence are adequate. Taxes payable increased $4,077,000 during the first six months of 2003 as a result of the timing of tax payments combined with increased taxation resulting from higher profits. Purchases of property and equipment totaled $4,547,000 for the first six months of 2003. As a result of the change in the classification of investments and marketable securities, the purchases and sales of investments and marketable securities are now reported as investing activities and totaled $771,137,000 and $719,065,000, respectively, for the first six months of 2003. Net cash provided from financing activities amounted to $12,289,000 for the first six months of 2003, which is predominantly related to proceeds from the exercise of stock options. Management believes that existing capital resources and funds generated from operations are sufficient to finance anticipated capital requirements.

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

Valuation of Long-Lived and Intangible Assets and Goodwill.

Management assesses the impairment of goodwill on an annual basis or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The impairment of long-lived assets and intangible assets is assessed on a quarterly basis or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important to possibly trigger an impairment review consist of:

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

•                  significant changes in the manner of use of the acquired assets or the strategy for the overall business

•                  significant negative industry or economic trends

•                  significant decline in Zebra’s stock price for a sustained period

•                  significant decline in market capitalization relative to net book value

When it is determined that the carrying value of intangibles, long-lived assets and goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, management measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Net intangible assets, long-lived assets, and goodwill amounted to $96,430,000 as of June 28, 2003.

Revenue Recognition

Zebra recognizes revenue from product sales at the time of shipment and passage of title. Certain customers have the right to return products that do not function properly within a limited time after delivery. The Company regularly monitors and tracks product returns and records a provision for the estimated amount of such future returns, based on historical experience and any notification received of pending returns. While such returns have historically been within expectations and the provisions established, the Company cannot guarantee that it will continue to experience return rates consistent with historical patterns. Any significant increase in product failure rates and the resulting credit returns could have a material adverse effect on operating results for the periods in which such returns materialize. A 10% increase (decrease) in returns above historical levels would have decreased (increased) operating income for the second quarter of 2003 by $115,000, or 0.4% of operating income.

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

The Company maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues. Over the last three years, accounts receivable reserves have been in the range of 1.7% to 2.9% of total accounts receivable. Accounts receivable reserves as of June 28, 2003 were $2,281,000, or 2.8% of the balance due. Management feels this reserve level is appropriate considering the quality of the portfolio as of June 28, 2003. While credit losses have historically been within expectations and the provisions established, management cannot guarantee that the Company will continue to experience credit losses consistent with historical experience.

Zebra’s accounts receivable portfolio is diversified among a large number of customers and geographic markets. Included in accounts receivable is an account with a $2,150,000 balance, of which $1,050,000 is disputed. The receivable relates to third party funded research and development activity. Although management believes the debtor has the financial ability to pay, a $1,050,000 bad debt allowance, included in the accounts receivable reserve balance at June 28, 2003, has been recorded to cover potential write-off or settlement of this account due to the uncertainty of the timing and cost of resolving the dispute.

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

Over the last three years, the Company’s reserves for excess and obsolete inventories have ranged from 9.8% to 13.1% of gross inventory. As of June 28, 2003, reserves for excess and obsolete inventories were $4,783,000, or 10.4% of gross inventory.

Reserve for Litigation and Tax Audits

The Company has recorded an estimated liability related to certain pending tax litigation and tax audits based on management’s estimates of the probable range of loss. As additional information becomes available, management will assess the potential liability related to pending litigation and tax audits, and confirm or revise estimates as appropriate.

The Company is litigating a dispute over a 1998 tax assessment in the amount of approximately $2,000,000, including penalties and interest, with the Illinois Department of Revenue for the years 1993 through 1995. The case was filed by the Company in the District Court of Illinois and tried during November 2000. The decision from the court was unfavorable to the Company but was appealed. The Illinois Appellate Court heard oral arguments in the case during June 2003. A decision on the appeal is expected during the second half of 2003.

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

In addition, the Illinois Department of Revenue began its examination of the Company’s income tax returns for 1998 through 2000. The 2001 return has not yet been scheduled for examination. Management feels that such audits will raise issues similar to those raised during the 1993 through 1997 audits.

The Company recorded tax reserves equal to management’s estimate of the likely outcome of the Illinois Department of Revenue litigation for 1993 to 1995, the audit assessment for 1996 and 1997, and the unaudited 1998 through 2001 returns. If the Company loses all issues on appeal, the Company would record an additional one-time tax expense of $2,940,000. If the Company wins all issues on appeal, the Company would record a reduction to tax expense of $4,550,000.

In 2002, the Company began a study of its research and development costs to determine whether certain expenses qualified for state and federal tax credits for research and experimentation activity. As a result of that study, the Company filed refund claims for 1998 through 2002 with the Internal Revenue Service, the state of Illinois, and the state of California, which aggregate to approximately $2,000,000. The IRS is currently reviewing these claims and the outcome is anticipated during the second half of 2003. The states of Illinois and California have not yet scheduled a review of these refund claims. Once the claims are approved by the tax authorities, the Company will consider the effects of the refunds on its annual effective rates.

On April 24, 2003, Paxar Americas, Inc. (“Paxar”) filed a patent infringement lawsuit in the United States District Court for the Southern District of Ohio against the Company and certain of its subsidiaries. In Paxar’s Complaint, it alleges that certain of the Company’s printer products infringe on one or more of eight identified Paxar patents. The Company has filed an Answer to Paxar’s Complaint, denying Paxar’s allegations of infringement and asserting several affirmative defenses, including the invalidity of Paxar’s asserted patents.

Management believes that the Company has meritorious defenses and is defending this suit vigorously. The outcome of litigation is inherently uncertain, however, particularly in cases such as this where sophisticated factual issues must be assessed and complex technical issues must be decided. As a result, the Company cannot accurately predict the ultimate outcome of the Paxar litigation. In the event the Company is unsuccessful in defending this claim, it could be liable for economic and other damages and may be forced to incur ongoing licensing expenses or to change the design, manufacture and market of products. The Company expects to incur substantial fees to defend the Paxar litigation, but is unable at this time to estimate the range of the potential liability that would result from an unsuccessful defense, and per the requirements of SFAS No. 5, Accounting for Contingencies, no liability has been recorded in the Company’s consolidated financial statements as of June 28, 2003.

Investments and Marketable Securities

Investments and marketable securities at December 31, 2002 consisted of U.S. government securities (31.3%), state and municipal bonds (54.7%), corporate bonds (6.6%), partnership interests (5.2%), equity securities (0.9%) and other investments (1.3%), which are held indirectly in diversified funds actively managed by investment professionals. The Company classifies its debt and marketable equity securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities that the Company has the ability and intent to hold until maturity. All securities not included in trading or held-to-maturity are classified as available-for-sale.

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

Significant Customer

Sales to ScanSource, Inc., accounted for 13.1% and 13.7% of net sales for the second quarter of 2003 and 2002, respectively. For the six months ended June 28, 2003 and June 29, 2002, sales to ScanSource, Inc., accounted for 13.2% and 13.6% of net sales, respectively. No other customer accounted for 10% or more of net sales during the second quarter or first six months of 2003 or 2002.

Expectations

During its quarterly conference call on July 28, 2003, management provided net sales and earnings guidance for the third quarter of 2003 as follows ($ amounts in 000’s, except per share data):

Third Quarter 2003
Net sales	$129,000 to $135,000
Gross profit margins	50.7% to 51.2%
Operating expenses	$34,000 to $36,000
Earnings per share	$0.68 to $0.73

Investment income is expected to be approximately $2,400,000 for the third quarter of 2003, and the effective tax rate is expected to be 35% of income before income taxes.

Safe Harbor

Forward-looking statements contained in this filing are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995 and are highly dependent upon a variety of important factors which could cause actual results to differ materially from those reflected in such forward looking statements. These factors include market acceptance of the Company’s printer and software products and competitors’ product offerings. They also include the effect of market conditions in North America and other geographic regions on the Company’s financial results. Profits will be affected by the Company’s ability to control manufacturing and operating costs. Because of the Company’s large investment portfolio, interest rate and financial market conditions will also have an impact on results. Foreign exchange rates will have an effect on financial results, because of the large percentage of the Company’s international sales. When used in this document and documents referenced herein, the words “anticipate,” “believe,” “estimate,” “will” and “expect” and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. Readers of this document are referred to prior filings with the Securities and Exchange Commission, including the Risk Factors portion of Management’s Discussion and Analysis of Financial Condition and Results of Operation in Zebra’s Form 10-K for the year ended December 31, 2002, for a further discussion of issues that could affect Zebra’s future results. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this report.

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

There were no material changes, except as discussed below, in the Company’s market risk during the quarter ended June 28, 2003. For additional information on market risk, refer to the “Quantitative and Qualitative Disclosures About Market Risk” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

During the second quarter of 2003, the Company began a program of managing the exchange rate risk of certain anticipated euro denominated sales using foreign exchange forward contracts. These forward contracts have been designated as cash flow hedges. Therefore, all gains and losses related to the forward contracts are deferred as part of other comprehensive income until the contracts are settled and the euro denominated sales being hedged have occurred.  Upon this occurrence, the gains (losses) will be recorded as an increase (decrease) to the revenue being hedged.

As of June 28, 2003
Net gains (losses) deferred in other comprehensive income:
Gross	$233
Tax benefit	(82)
Net	$151

Net gain (loss) transferred to revenue	$—

Notional balance of outstanding contracts:	€11,300
Hedge effectiveness	100%

Item 4.           Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of management, including its Chief Executive Officer and the Chief Financial Officer (its principal executive officer and principal financial officer, respectively), of the Company’s disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Company have concluded, as of the end of the period covered by this Report, that the Company’s disclosure controls and procedures are effective. Disclosure controls and procedures means controls and other procedures designed to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chairman and Chief Executive Officer and the Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure. Disclosure controls and procedures are designed by necessity to provide only reasonable (rather than absolute) assurances of achieving the desired control objectives, and when designing and evaluating controls and procedures management regularly makes assumptions about the likelihood of future events and judgments in evaluating the cost-benefit relationship of possible controls and procedures.  There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, nor that any evaluation of controls will detect all control issues.

PART II - OTHER INFORMATION

Item 1.           Legal Proceedings.

On April 24, 2003, Paxar Americas, Inc. (“Paxar”) filed a patent infringement lawsuit in the United States District Court for the Southern District of Ohio against the Company and certain of its subsidiaries. In Paxar’s Complaint, it alleges that certain of the Company’s printer products infringe on one or more of eight identified Paxar patents. The Company has filed an Answer to Paxar’s Complaint, denying Paxar’s allegations of infringement and asserting several affirmative defenses, including the invalidity of Paxar’s asserted patents.

Management believes that the Company has meritorious defenses and is defending this suit vigorously. The outcome of litigation is inherently uncertain, however, particularly in cases such as this where sophisticated factual issues must be assessed and complex technical issues must be decided. As a result, the Company cannot accurately predict the ultimate outcome of the Paxar litigation. In the event the Company is unsuccessful in defending this claim, it could be liable for economic and other damages and may be forced to incur ongoing licensing expenses or to change the design, manufacture and market of its products. While the Company is unable at this time to estimate the range of the potential liability that would result from an unsuccessful defense, it believes that the liability could have an adverse impact on our business, financial condition, and results of operations in future periods. In addition, the Company expects to incur substantial fees to defend the Paxar litigation.

Item 2.           Changes in Securities and Use of Proceeds.

Pursuant to the Company’s Certificate of Incorporation and based on share numbers provided to the Company by its transfer agent, as of July 1, 2003, each issued and outstanding share of Zebra Class B common stock automatically converted into one share of Zebra Class A common stock. The Company’s Certificate of Incorporation provides that if at any time the outstanding shares of Zebra Class B common stock cease to represent at least 10% of the aggregate number of shares of Zebra common stock then outstanding, each share of Zebra Class B common stock shall automatically convert into one share of Zebra Class A common stock. Class B common stock entitled the holder to ten votes per share, on each matter submitted to a vote of the Company’s stockholders. Upon conversion of the Class B common stock, the number of authorized shares of Class A common stock increased to 78,358,189, and the number of authorized shares of Class B common stock decreased to zero.

On July 24, 2003 the Board of Directors authorized a fifty percent (50%) Class A common stock dividend on each issued share of Class A common stock payable before the close of business on August 21, 2003, to the holders of record of all such shares at the close of business on August 7, 2003.

Item 4.           Submissions of Matters to a Vote of Security Holders

(a)                                  The Company held its Annual Meeting of Stockholders on May 20, 2003.

(b)                                 The Company’s stockholders voted to elect two directors to the Company’s Board of Directors to hold office for a three-year term.

Directors	For	Authority Withheld
John W. Paxton	55,185,362	6,281,490
David P. Riley	53,726,883	7,739,969

The following directors of the Company had terms that continued beyond the date of the Annual Meeting:  Gerherd Cless and Michael A. Smith (with terms expiring at the Annual Meeting in 2004), and Edward L. Kaplan and Christopher G. Knowles (with terms expiring at the Annual Meeting in 2005).

(c)                                  The Company’s stockholders also voted on the following proposals:

1.               To approve a proposal to amend the Company’s Certificate of Incorporation to increase the maximum number of directors.

For	Against	Authority Withheld	Abstentions	Broker Non-Votes
60,902,518	525,420	—	38,914	—

2.               To vote on a stockholder proposal requiring a report regarding the diversity of the Board of Directors.

For	Against	Authority Withheld	Abstentions	Broker Non-Votes
8,060,975	47,677,071	—	1,406,223	—

3.               To ratify the selection by the Board of Directors of KPMG LLP as the independent auditors of the Company’s financial statements for the year ending December 31, 2003.

For	Against	Authority Withheld	Abstentions	Broker Non-Votes
59,011,196	2,425,207	—	30,449	—

Item 5.           Other Information

On June 9, 2003, David P. Riley retired from the Board of Directors of the Company. On July 17, 2003, Ross W. Manire and Robert J. Potter joined the Company’s Board of Directors as Class I directors, with terms expiring at the Company’s annual meeting of stockholders in 2006. Mr. Manire, who also was appointed to the Audit Committee of the Board of Directors, has been designated the Audit Committee’s financial expert. Dr. Potter was appointed to the Compensation Committee of the Board of Directors. With these changes, the Company’s Board of Directors now has seven members, with four non-employee directors.

On July 24, 2003, the Audit Committee of the Board of Directors approved a Code of Ethics for Senior Financial Officers, which is posted on the Company’s website.

Item 6.           Exhibits and Reports on Form 8-K

(a)	Exhibits.

3.1		Certificate of Amendment of the Certificate of Incorporation of Zebra Technologies Corporation
3.2		Amendment to By-Laws of Zebra Technologies Corporation
3.3		Amendment to By-Laws of Zebra Technologies Corporation
31.1		Rule 13a-14(a)/15d-14(a) Certification – furnished
31.2		Rule 13a-14(a)/15d-14(a) Certification – furnished
32.1		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – furnished
32.2		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – furnished

b)	Reports.

The Registrant furnished one report on Form 8-K during the quarterly period covered by this report. The Form 8-K was furnished in connection with the Company reporting its financial results for the quarter ended March 29, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZEBRA TECHNOLOGIES CORPORATION

Date:	July 30, 2003	By:	/s/Edward L. Kaplan
Edward L. Kaplan
Chief Executive Officer

Date:	July 30, 2003	By:	/s/Charles R. Whitchurch
Charles R. Whitchurch
Chief Financial Officer