Form 10-Q
period 2003-09-27
ZEBRA TECHNOLOGIES CORP/DE
filed 2003-10-30
CIK 877212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).   Yes ☒ No ☐

As of October 28, 2003, there were the following shares outstanding:

Class A Common Stock, $.01 par value        47,296,692

ZEBRA TECHNOLOGIES CORPORATION

QUARTER ENDED SEPTEMBER 27, 2003

PART I - FINANCIAL INFORMATION

Item 1.            Consolidated Financial Statements

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

	September 27, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,883	$18,418
Investments and marketable securities	402,739	330,159
Accounts receivable, net	82,862	71,299
Inventories	39,072	38,066
Deferred income taxes	5,324	4,107
Prepaid expenses	5,645	2,531
Total current assets	555,525	464,580

Property and equipment at cost, less accumulated depreciation and amortization	38,472	39,462
Deferred income taxes	53	1,722
Goodwill	54,455	54,455
Other intangibles	2,442	3,556
Other assets	18,812	9,313
Total assets	$669,759	$573,088

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$17,534	$15,447
Accrued liabilities	19,535	17,936
Current portion of obligation under capital lease	167	145
Income taxes payable	8,313	3,376
Total current liabilities	45,549	36,904
Obligation under capital lease, less current portion	409	605
Deferred rent	492	416
Other long-term liabilities	2,154	1,008
Total liabilities	48,604	38,933

Stockholders’ equity:
Preferred stock	—	—
Class A Common Stock	473	415
Class B Common Stock	—	58
Additional paid-in capital	57,813	56,320
Treasury stock, at cost	(1,142)	(16,760)
Retained earnings	561,451	494,150
Accumulated other comprehensive income (loss)	2,560	(28)
Total stockholders’ equity	621,155	534,155
Total liabilities and stockholders’ equity	$669,759	$573,088

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2003	September 28, 2002	September 27, 2003	September 28, 2002
Net sales	$134,649	$123,151	$389,197	$349,286
Cost of sales	66,876	62,729	190,517	181,103
Gross profit	67,773	60,422	198,680	168,183

Operating expenses:
Selling and marketing	15,871	14,343	47,128	39,823
Research and development	7,898	7,609	23,037	22,536
General and administrative	9,937	9,213	30,437	27,955
Amortization of intangible assets	371	373	1,113	1,108
Costs related to terminated acquisition	—	—	—	3,300
Merger costs	—	—	—	73
Total operating expenses	34,077	31,538	101,715	94,795

Operating income	33,696	28,884	96,965	73,388

Other income (expense):
Investment income (expense)	(982)	2,227	4,474	7,581
Interest expense	(64)	(114)	(116)	(201)
Foreign exchange gain (loss)	(18)	25	(248)	(326)
Other, net	(263)	(458)	(549)	(830)
Total other income (expense)	(1,327)	1,680	3,561	6,224

Income before income taxes	32,369	30,564	100,526	79,612
Income taxes	9,370	10,697	33,225	28,343
Net income	$22,999	$19,867	$67,301	$51,269

Basic earnings per share	$0.49	$0.43	$1.43	$1.11
Diluted earnings per share	$0.48	$0.42	$1.42	$1.10

Basic weighted average shares outstanding	47,253	46,523	47,024	46,392
Diluted weighted average and equivalent shares outstanding	47,857	46,893	47,554	46,802

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2003	September 28, 2002	September 27, 2003	September 28, 2002
Net income	$22,999	$19,867	$67,301	$51,269

Other comprehensive income (loss):
Foreign currency translation adjustment	195	(294)	1,604	2,022
Changes in unrealized gain/loss on hedging transactions	(7)	—	144	—
Changes in unrealized holding gain/loss on investments	1,113	(18)	840	(1,593)
Comprehensive income	$24,300	$19,555	$69,889	$51,698

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Nine Months Ended
	September 27, 2003	September 28, 2002
Cash flows from operating activities:
Net income	$67,301	$51,269
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	8,619	9,101
Tax benefit from exercise of stock options	3,362	—
Appreciation in market value of investments and marketable securities	—	474
Write-down of long-term investments	—	193
Deferred income taxes	462	(1,329)
Changes in assets and liabilities:
Accounts receivable, net	(10,549)	(9,602)
Inventories	(713)	3,932
Other assets	(8,357)	3,440
Accounts payable	1,457	1,319
Accrued liabilities	1,529	(1,396)
Income taxes payable	4,921	1,344
Other operating activities	(2,027)	222
Investments and marketable securities	—	(75,679)
Net cash provided by (used in) operating activities	66,005	(16,712)

Cash flows from investing activities:
Purchases of property and equipment	(6,293)	(5,489)
Purchases of investments and marketable securities	(927,794)	—
Sales and maturities of investments and marketable securities	855,214	—
Net cash used in investing activities	(78,873)	(5,489)

Cash flows from financing activities:
Proceeds from exercise of stock options	13,749	8,282
Payments for obligation under capital lease	(198)	(186)
Net cash provided by financing activities	13,551	8,096

Effect of exchange rate changes on cash	782	756

Net increase (decrease) in cash and cash equivalents	1,465	(13,349)
Cash and cash equivalents at beginning of period	18,418	26,328
Cash and cash equivalents at end of period	$19,883	$12,979

Supplemental disclosures of cash flow information:
Interest paid	$116	$201
Income taxes paid	29,226	25,627

Supplemental disclosures of non-cash transactions:
Conversion of Class B Common Stock to Class A Common Stock	58	11

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

Management prepared these unaudited interim consolidated financial statements for Zebra Technologies Corporation and subsidiaries (Zebra) according to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information required in full-year audited financial statements is omitted, as allowed by SEC rules and regulations. These omissions relate to required annual disclosures, which have not materially changed since our 10-K was filed with the SEC. See our 10-K for the year ended December 31, 2002 for these additional disclosures.

The consolidated balance sheet as of December 31, 2002, in this 10-Q is taken from the audited consolidated balance sheet in our 10-K. These interim financial statements include all adjustments necessary to present fairly Zebra’s consolidated financial position as of September 27, 2003, and the consolidated results of operations and cash flows for the three and nine months ended September 27, 2003 and September 28, 2002. These results, however, are not necessarily indicative of results for the full year.

Note 2—Stock-Based Compensation

As of September 27, 2003, we had three stock-based compensation plans available for future grants. We account for these plans under the principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based compensation cost is reflected in net income, because all options granted under these plans had grant prices equal to the market value of the underlying common stock on the date of grant. The following table shows the effect on net income and earnings per share if we had used the alternative fair value recognition provisions of Statement of Financial Standards (SFAS) No. 123, Accounting for Stock-based Compensation (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 27, 2003	September 28, 2002	September 27, 2003	September 28, 2002
Net income	$22,999	$19,867	$67,301	$51,269
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(1,360)	(1,180)	(4,370)	(3,724)
Pro forma net income	$21,639	$18,687	$62,931	$47,545

Basic earnings per share:
As reported	$0.49	$0.43	$1.43	$1.11
Pro forma	0.46	0.40	1.34	1.03

Diluted earnings per share:
As reported	$0.48	$0.42	$1.42	$1.10
Pro forma	0.45	0.40	1.32	1.02

Note 3 – Inventories

The components of inventories are as follows (in thousands):

	September 27, 2003	December 31, 2002
Raw materials	$23,807	$21,404
Work in process	1,026	1,104
Finished goods	14,239	15,558
Total inventories	$39,072	$38,066

Note 4 – Investments and Marketable Securities

During the first quarter of 2003, we changed the classification of certain investments and marketable securities from the trading category to the available-for-sale category. We made this change because we are no longer buying securities with the intent to sell them in the near term. We account for these investments under the rules in SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.

SFAS No. 115 requires that changes in the market value of available-for-sale securities are reflected in the accumulated other comprehensive income section of stockholders’ equity in the balance sheet, until we dispose of the securities. Once these securities are disposed of, either by sale or maturity, the accumulated changes in market value are transferred to investment income. On the cash flow statement, changes in the balances of available-for-sale securities are shown as purchases and sales of investments.

Changes in market value of trading securities are recorded in investment income as they occur, and the related cash flow statement includes changes in the balances of trading securities as operating cash flows.

Unrealized gains and losses on investment securities are included in these financial statements as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2003	September 28, 2002	September 27, 2003	September 28, 2002

Unrealized gains (losses) on available-for-sale securities, recorded net of tax, in accumulated other comprehensive income	$1,113	$(18)	$840	$(1,593)

Unrealized gains (losses) on trading securities, recorded net of tax, in investment income	—	$179	—	$(474)

Note 5—Stockholders’ Equity

Share count and par value data related to stockholders’ equity are as follows:

	September 27, 2003	December 31, 2002
Preferred Stock
Par value per share	$0.01	$0.01
Shares authorized	10,000,000	10,000,000
Shares outstanding	—	—
Common Stock—Class A
Par value per share	$0.01	$0.01
Shares authorized	78,358,189	50,000,000
Shares issued	47,316,871	41,490,699
Shares outstanding	47,278,604	40,923,130
Common Stock—Class B
Par value per share	$0.01	$0.01
Shares authorized	—	28,358,189
Shares issued	—	5,829,075
Shares outstanding	—	5,829,075
Treasury Stock
Shares held	38,267	567,569

Zebra’s Certificate of Incorporation provides that if the outstanding shares of Zebra Class B common stock cease to represent at least 10% of the aggregate number of shares of Zebra common stock then outstanding, each share of Zebra Class B common stock shall automatically convert into one share of Zebra Class A common stock. Class B common stock entitles the holder to ten votes per share while Class A common stock entitles the holder to one vote per share, on each matter submitted to a vote of Zebra’s stockholders. Class B shares fell below 10% of the outstanding shares on July 1, 2003, and the required automatic conversion occurred at that time. Upon conversion of the Class B common stock, the number of authorized shares of Class A common stock increased to 78,358,189, and the number of authorized shares of Class B common stock decreased to zero.

On July 24, 2003, the Board of Directors authorized a fifty percent (50%) stock dividend on each issued share of Class A common stock, payable before the close of business on August 21, 2003, to holders of record at the close of business on August 7, 2003. All share counts and per-share amounts have been restated to reflect this stock dividend.

Note 6—Other Comprehensive Income

Stockholder’s equity includes certain items classified as other comprehensive income, including:

•                  Foreign currency translation adjustments related to our non-U.S. subsidiary companies that have designated a functional currency other than the dollar. We are required to translate the subsidiary functional currency financial statements to dollars using a combination of historical, month-end, and average foreign exchange rates. This combination of rates creates the foreign currency translation adjustments component of other comprehensive income.

•                  Unrealized holding gains (losses) on foreign currency hedging activities relate to derivative instruments used to hedge the currency exchange rates for forecasted euro sales. These hedges are designated as cash flow hedges, and we have deferred income statement recognition of gains and losses until the hedged transaction occurs. See Note 9 for more details.

•                  Unrealized gains (losses) on investments classified as available-for-sale are deferred from income statement recognition. See Note 4 for more details.

The components of other comprehensive income are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2003	September 28, 2002	September 27, 2003	September 28, 2002
Foreign currency translation adjustments	$195	$(294)	$1,604	$2,022

Changes in unrealized holding gains (losses) on foreign currency hedging activities:
Gross	$(11)	—	$222	—
Income tax (benefit)	(4)	—	78	—
Net	$(7)	—	$144	—

Changes in unrealized gains (losses) on investments classified as available for sale:
Gross	$1,712	$(28)	$1,292	$(2,450)
Income tax (benefit)	599	(10)	452	(857)
Net	$1,113	$(18)	$840	$(1,593)

Note 7—Earnings Per Share

Earnings per share were computed as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 27, 2003	September 28, 2002	September 27, 2003	September 28, 2002
Basic earnings per share:
Net income	$22,999	$19,867	$67,301	$51,269
Weighted average common shares outstanding	47,253	46,523	47,024	46,392
Per share amount	$0.49	$0.43	$1.43	$1.11

Diluted earnings per share:
Net income	$22,999	$19,867	$67,301	$51,269
Weighted average common shares outstanding	47,253	46,523	47,024	46,392
Add: Effect of dilutive securities – stock options	604	370	530	410
Diluted weighted average and equivalent shares outstanding	47,857	46,893	47,554	46,802
Per share amount	$0.48	$0.42	$1.42	$1.10

Potentially dilutive securities that were excluded from the earnings per share calculation consist of stock options with an exercise price greater than the average market price of the Class A common stock. These options totaled 43,000 for the three and nine months ended September 27, 2003, and 316,500 for the three and nine months ended September 28, 2002.

Note 8—Goodwill and Other Intangible Asset Data

During the first quarter of 2002, we implemented SFAS No. 142, Goodwill and Other Intangible Assets, which replaces the requirements to amortize intangible assets with indefinite lives and goodwill with a requirement for an annual impairment test. SFAS No. 142 also set requirements for identifiable intangible assets. As a result, during the first quarter of 2002 Zebra reclassified $21,720,000 of intangible assets that did meet the established requirements for goodwill.

Intangible asset data are as follows (in thousands):

	As of September 27, 2003		As of December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Current technology	$7,422	$(4,980)	$7,422	$(3,866)

Unamortized intangible assets
Goodwill	$54,455		$54,455

Aggregate amortization expense
For the year ended December 31, 2002			$1,494
For the three months ended September 27, 2003	$371
For the nine months ended September 27, 2003	$1,113

Estimated amortization expense
For the year ended December 31, 2003	$1,484		$1,494
For the year ended December 31, 2004	$1,484		$1,494
For the year ended December 31, 2005	$587		$568

We test the impairment of identifiable intangibles and goodwill each year or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We completed our last assessment during June 2003.

We evaluate the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

Factors considered that might trigger an impairment review consist of:

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

•                  Significant changes in the manner of use of the acquired assets or the strategy for the overall business

•                  Significant negative industry or economic trends

•                  Significant decline in Zebra’s stock price for a sustained period

•                  Significant decline in market capitalization relative to net book value

If we believe that one or more of the above indicators of impairment have occurred, we measure impairment based on a projected discounted cash flow using a discount rate that incorporates the risk inherent in the cash flows.

Note 9—Derivative Instruments

In the normal course of business, portions of Zebra’s operations are subject to fluctuations in currency values. We manage these risks using derivative financial instruments.

Hedging of Net Assets

We use forward contracts and options to manage exposure related to our pound and euro denominated net assets. We record gains and losses on these contracts and options in income each quarter along with the translation gains and losses related to our net euro asset position, which would ordinarily offset each other. Summary financial information related to these activities follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2003	September 28, 2002	September 27, 2003	September 28, 2002
Change in gains (losses) from foreign exchange derivatives	$(5)	$495	$(2,519)	$(1,456)
Gain (loss) on net foreign currency assets	(13)	(470)	2,271	1,130
Net foreign exchange gain (loss)	$(18)	$25	$(248)	$(326)

	As of
	September 27, 2003	September 28, 2002
Notional balance of outstanding contracts:
Pound	£11,408	£3,132
Euro	€22,000	€19,000

Hedging of Anticipated Sales

During the second quarter of 2003, we began a program to manage the exchange rate risk of anticipated euro denominated sales using forward contracts and designated these contracts as cash flow hedges. Gains and losses on these contracts are deferred in other comprehensive income until the contracts are settled and the hedged sales are realized, at which time the deferred gains or losses will be reported as an increase or decrease to sales. Summary financial information related to the cash flow hedges of future revenues follows (in thousands, except percentages):

As of September 27, 2003
Net unrealized gains deferred in other comprehensive income:
Gross	$222
Income tax	(78)
Net	$144

Net gains included in revenue for the three and nine months ended September 27, 2003	$415

Notional balance of outstanding contracts:	€4,000
Hedge effectiveness	100%

Note 10—Acquisition Termination Costs and Sale of Investment

In the first quarter of 2002, we terminated an acquisition agreement and tender offer to acquire all outstanding shares of common stock of Fargo Electronics, Inc. for $7.25 per share in cash. In connection with the termination, Zebra recorded $3,300,000 in expenses for capitalized acquisition costs and other acquisition costs that would otherwise have been capitalized. There was no comparable expense in 2003. Also during the quarter ended March 30, 2002, Zebra sold its investment in common stock of Fargo and realized a pre-tax gain of $1,953,000, which was included in investment income.

Note 11—Costs associated with Exit or Disposal Activities

During the third quarter of 2003, we initiated a plan to close our engineering site in Varades, France. This plan was announced in October 2003 and will be accounted for under SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. All exit costs associated with this activity will be identified on a separate line of our income statement, as part of operating expenses. Our consolidation plan is intended to reduce costs and improve manufacturing efficiency.

Currently, our Varades facility conducts the product development for our line of plastic card identification printers and includes the European service center for these printers. We will transfer the product development activities to Camarillo, California, where we have manufactured these printers since 2001. We will transfer the European plastic card printer service operation to our Preston, United Kingdom, facility where the Europe, Middle East and African distribution of these printers already occurs. Additionally, we will eliminate the Varades administrative functions including finance, information systems and human resources support. At the completion of the plan, the Varades facility will be closed and no employees will remain. As of September 27, 2003, we expect the following exit costs (in thousands):

Type of Cost	Total expected to be incurred
Severance, stay bonuses, and other employee-related expenses	$1,340
Asset disposal costs	278

Other exit costs	336
Total	$1,954

As of September 27, 2003, no costs have been accrued associated with this program.

Note 12—Contingencies

On April 24, 2003, Paxar Americas, Inc. (Paxar) filed a patent infringement lawsuit in the United States District Court for the Southern District of Ohio against Zebra Technologies Corporation and certain of its subsidiaries. Paxar’s Complaint alleges that certain of our printers infringe on one or more of eight identified Paxar patents. We filed an Answer to Paxar’s Complaint, denying Paxar’s allegations of infringement and asserting several affirmative defenses, including the invalidity of Paxar’s asserted patents.

We are unable at this time to estimate the range of the potential liability that would result from an unsuccessful defense, and consistent with the requirements of SFAS No. 5, Accounting for Contingencies, no liability has been recorded in Zebra’s consolidated financial statements as of September 27, 2003.

Note 13—New Accounting Pronouncements

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities. FIN 46 requires us to consolidate a variable interest entity (VIE) if we have a majority of the risks, rewards or both of that entity. FIN 46 will be effective for most VIEs beginning in the fourth quarter of 2003. Zebra has no investments in variable interest entities; therefore, FIN 46 has no effect on our financial statements.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, amending SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative transition methods for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. Zebra does not currently intend to make this change.

SFAS No. 148 also amends the disclosure provision of SFAS No. 123 to require prominent disclosure of the effects on reported net income of accounting policy decisions regarding stock-based employee compensation. Zebra has made these disclosures.

Additionally, SFAS No. 148 amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. Zebra has made these disclosures.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 clarifies when a contract with an initial net investment meets the characteristics of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003, and had no impact on Zebra’s financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 sets standards for classification and measurement by an issuer of financial instruments with characteristics of both liabilities and equity. It requires treating these instruments as a liability (or an asset in some circumstances) because the financial instrument is an obligation of the issuer. Zebra has issued no financial instruments with these characteristics, and SFAS No. 150 had no effect on our financial statements.

Note 14—Subsequent Events

Subsequent to September 27, 2003, we announced plans to close our Varades, France, engineering center and transfer this activity to Camarillo, CA. Please see Note 11 for further details related to these exit activities.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations: Third Quarter of 2003 versus Third Quarter of 2002, Year-to-date 2003 versus Year-to-date 2002

Sales

Sales by product category, percent change, and percent of total sales for the three and nine months ended September 27, 2003, and September 28, 2002, were (in thousands, except percentages):

	Three Months Ended
Product Category	September 27, 2003	September 28, 2002	Percent Change	Percent of Total Sales - 2003	Percent of Total Sales - 2002
Hardware	$102,764	$94,661	8.6	76.3	76.9
Supplies	24,436	21,432	14.0	18.1	17.4
Service and software	6,068	6,115	(0.8)	4.5	5.0
Shipping and handling	966	943	2.4	0.8	0.7
Cash flow hedging activities	415	—	—	0.3	—
Total sales	$134,649	$123,151	9.3	100.0	100.0

	Nine Months Ended
Product Category	September 27, 2003	September 28, 2002	Percent Change	Percent of Total Sales - 2003	Percent of Total Sales - 2002
Hardware	$295,882	$264,155	12.0	76.0	75.7
Supplies	71,781	64,035	12.1	18.4	18.3
Service and software	18,190	17,851	1.9	4.7	5.1
Shipping and handling	2,929	3,245	(9.7)	0.8	0.9
Cash flow hedging activities	415	—	—	0.1	—
Total sales	$389,197	$349,286	11.4	100.0	100.0

Sales to customers by geographic region, percent changes and percent of total sales for the three and nine months ended September 27, 2003, and September 28, 2002, were (in thousands, except percentages):

	Three Months Ended
Geographic Region	September 27, 2003	September 28, 2002	Percent Change	Percent of Total Sales - 2003	Percent of Total Sales - 2002
Europe, Middle East and Africa	$40,759	$34,363	18.6	30.3	27.9
Latin America	7,573	8,241	(8.1)	5.6	6.7
Asia-Pacific	10,558	8,557	23.4	7.8	6.9
Total International	58,890	51,161	15.1	43.7	41.5
North America	75,759	71,990	5.2	56.3	58.5
Total sales	$134,649	$123,151	9.3	100.0	100.0

	Nine Months Ended
Geographic Region	September 27, 2003	September 28, 2002	Percent Change	Percent of Total Sales - 2003	Percent of Total Sales - 2002
Europe, Middle East and Africa	$122,650	$102,679	19.4	31.5	29.4
Latin America	21,428	20,806	3.0	5.5	6.0
Asia-Pacific	29,689	24,686	20.3	7.6	7.1
Total International	173,767	148,171	17.3	44.6	42.5
North America	215,430	201,115	7.1	55.4	57.5
Total sales	$389,197	$349,286	11.4	100.0	100.0

We have continuously invested in sales, marketing and product development to support long-term sales growth including:

•                  Expanding our geographic presence by placing Zebra representatives in high-growth geographic markets to expand channel relationships and to support the work of existing reseller partners. During 2002, we put new Zebra representatives in Poland, Dubai, Russia, Australia, Brazil and Argentina. These representatives were a contributing factor to our international sales growth in 2003. During 2003, we added representatives in Mexico and China.

•                  Building infrastructure to deliver business improvement applications to high-growth vertical markets. During 2003, we also added marketing resources to support emerging radio frequency identification (RFID) opportunities.

New printer products (defined as printers released within 18 months prior to the end of the applicable fiscal period) accounted for 22.9% of printer sales in the third quarter of 2003 and 23.5% of printer sales in the third quarter of 2002. Year to-date, new printer products accounted for 22.8% of printer sales in 2003, compared with 23.3% in 2002.

Significant international sales are invoiced in currencies other than the dollar, primarily the euro and pound. This practice causes sales to be subject to changes in the exchange rate between the dollar and these currencies. Since the third quarter of 2002, the dollar weakened significantly against the euro and pound, which benefited Zebra’s 2003 third quarter reported sales by $4,855,000, and contributed 3.9 percentage points of Zebra’s 9.3% sales growth. Although management cannot forecast the future direction of foreign exchange rate movements, if rates remain near the levels experienced in the third quarter of 2003, Zebra will continue to benefit from exchange rate gains through the remainder of 2003.

Latin American sales were down 8.1% to $7,573,000 against the third quarter of 2002 when we had record shipments fueled by two large transactions. Given the relative small size of this region, 5.6% of sales, results are, and will continue to be, volatile quarter to quarter and will be affected disproportionately by large transactions.

In addition, Zebra began a program to hedge the exchange rate on forecasted euro-denominated sales, so that if exchange rate trends reverse, Zebra will still achieve some benefit from the current favorable rates. See note 9 to the financial statements for a more detailed discussion of this hedging program.

Printer unit volumes and average selling price information is summarized below:

	Three Months Ended			Nine Months Ended
	September 27, 2003	September 28, 2002	Percent Change	September 27, 2003	September 28, 2002	Percent Change
Total printers shipped	135,619	124,543	8.9	394,597	361,812	9.1
Average selling price of printers shipped	$625	$638	(2.0)	$622	$613	1.5

For the third quarter of 2003, unit volumes increased, primarily because of larger shipments of mobile printers. These shipments were the result of competitively bid contracts. Mobile printers generally carry below average prices, which contributed to the decrease in average selling price, compared with the third quarter of 2002.

For the first nine months of 2003, total printer volumes shipped increased, because of larger shipments of lower-priced desktop and mid-range printers. Average selling price for the same period increased, compared with 2002, because of product mix and increased sales of printers with higher priced features.

Gross Profit

Gross profit information is summarized below (in thousands, except percentages):

	September 27, 2003	September 28, 2002	Percent Change	Percent of Total Sales - 2003	Percent of Total Sales - 2002
Three months ended	$67,773	$60,422	12.2	50.3	49.1
Nine months ended	198,680	168,183	18.1	51.0	48.2

The major contributors to the margin improvement were:

•                  Higher capacity utilization related to the higher sales volume, representing $3,733,000 of the total gross profit increase for the third quarter of 2003.

•                  Foreign exchange rate movements, which we estimate increased gross profit by $4,577,000 for the third quarter of 2003, compared with the exchange rates that prevailed during the third quarter of 2002.

•                  Price decreases of select products, which offset the above increases to gross margin, resulted in a decrease in gross margin of $1,219,000 during the third quarter of 2003.

Selling and Marketing Expenses

Selling and marketing expenses are summarized below (in thousands, except percentages):

	September 27, 2003	September 28, 2002	Percent Change	Percent of Total Sales - 2003	Percent of Total Sales - 2002
Three months ended	$15,871	$14,343	10.7	11.8	11.6
Nine months ended	47,128	39,823	18.3	12.1	11.4

We continue to make significant investments in demand-generating activities. During the third quarter of 2003, increased selling and marketing expenses were primarily in payroll and benefits, with a corresponding increase in headcount. Year to-date, in addition to increases in payroll and benefits, we increased market research, and travel and entertainment expenses. These increases are largely the result of our focus on vertical market development and international expansion.

Research and Development Costs

The development of new products and enhancement of existing products are important to Zebra’s business and growth prospects. To maintain and build our product pipeline, we made investments in research and development, summarized below (in thousands, except percentages):

	September 27, 2003	September 28, 2002	Percent Change	Percent of Total Sales - 2003	Percent of Total Sales - 2002
Three months ended	$7,898	$7,609	3.8	5.9	6.2
Nine months ended	23,037	22,536	2.2	5.9	6.5

Quarterly product development expenses fluctuate widely depending on the status of on-going projects. We are committed to a long-term strategy of significant investment in product development. For the third quarter of 2003, consulting and project expenses declined by $498,000 but were offset by an increase of $692,000 in payroll and benefits.

During the third quarter of 2003 compared to the third quarter of 2002, we had a $450,000 reduction to funded R&D costs (the aggregate impact of a $250,000 reserve related to disputed customer-funded engineering costs recorded in the third quarter of 2002 and a $200,000 reduction to that reserve in the third quarter of 2003). These changes for the quarter are consistent with the year-to-date changes, with consulting and project expenses decreasing by $895,000 and payroll and benefits increasing by $978,000.

We believe that there will be long-term growth in RFID and that Zebra is well positioned to participate in that growth. We have introduced new products that extend RFID technologies into our bar code label printers, and we anticipate investing a larger portion of our R&D budget in the future on the development of RFID printer/encoders.

General and Administrative Expenses

General and administrative expenses are summarized in the table below (in thousands, except percentages):

	September 27, 2003	September 28, 2002	Percent Change	Percent of Total Sales - 2003	Percent of Total Sales - 2002
Three months ended	$9,937	$9,213	7.9	7.4	7.5
Nine months ended	30,437	27,955	8.9	7.8	8.0

For the third quarter of 2003, general and administrative expenses include $582,000 of increased legal expenses related to:

•                  litigation with Paxar described in Note 12

•                  increased intellectual property work

•                  creation of new international sales offices.

Year to-date, general and administrative expense increases include increases in director and officer liability insurance and administrative personnel and benefits. A portion of these costs resulted from new compliance requirements of the Sarbanes-Oxley Act of 2002 and related regulations.

As a percentage of net sales, general and administrative expenses declined, because we took actions to control costs, including the compliance costs discussed above. As a result, our general and administrative costs have grown slower than the rate of sales growth. We expect that trend to continue.

Costs Related to Terminated Acquisitions and Merger Costs

During the first quarter of 2002, we terminated the acquisition agreement and tender offer in which Zebra would acquire all outstanding shares of common stock (including associated rights to purchase preferred stock) of Fargo Electronics, Inc. for $7.25 per share in cash. During the time that the tender offer was active, we incurred legal, accounting and other expenses related to the proposed acquisition that would have been treated as part of the purchase price had the tender offer been completed. We expensed $3,300,000 of these costs at the cancellation of the tender offer.

Operating Income

Operating income is summarized in the following table (in thousands, except percentages):

	September 27, 2003	September 28, 2002	Percent Change	Percent of Total Sales - 2003	Percent of Total Sales - 2002
Three months ended	$33,696	$28,884	16.7	25.0	23.5
Nine months ended	96,965	73,388	32.1	24.9	21.0

The increase in operating income is attributable to the following factors:

•                  Accelerated sales growth

•                  Improved gross margins resulting from increased overhead utilization

•                  Favorable changes in foreign exchange rates for Zebra’s non-dollar denominated business

•                  Cost controls that held operating expense growth slightly below the rate of sales growth.

As a result of these actions, operating income increased by 7.4 percentage points more than the rate of sales growth during the third quarter, and 20.7 percentage points more than the rate of sales growth year to-date.

Non-operating Income and Expenses

Zebra’s non-operating income and expense items are summarized in the following table (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2003	September 28, 2002	September 27, 2003	September 28, 2002
Investment income	$(982)	$2,227	$4,474	$7,581
Interest expense	(64)	(114)	(116)	(201)
Foreign exchange gains (losses)	(18)	25	(248)	(326)
Other, net	(263)	(458)	(549)	(830)
Total other income (expense)	$(1,327)	$1,680	$3,561	$6,224

Despite higher investment balances, investment income for the third quarter decreased because of lower prevailing interest rates, and a $2,600,000 adjustment to investment premium amortization. Without this adjustment, discussed in more detail below, investment income would have been approximately $1,600,000 for the quarter.

Year-to-date investment income decreased from last year, because lower prevailing interest rates cause lower investment yields and 2002 results included a $1,953,000 gain on the sale of 585,000 shares of Fargo Electronics during the first quarter of 2002.

During the first quarter of 2003, we changed the classification of substantially all our investments and marketable securities from the trading category to the available-for-sale category. See Note 4 to the consolidated financial statements for details on the accounting resulting from this change.

During the third quarter of 2003, we completed a review of our accounting and internal controls related to Zebra’s investment portfolio. During the review, we determined that we had failed to amortize premiums on part of our portfolio during the first two quarters of 2003. We recorded a $2,610,000 adjustment during the third quarter to adjust year-to-date investment income to the correct amount.

Income Taxes

The effective income tax rate for the third quarter was 28.9%, compared with 35% for the same quarter last year. This rate is lower than the 35% effective tax rate that Zebra has recorded since early 2002, because of the net impact of a nonrecurring tax item during the quarter.

During the third quarter of 2003, we eliminated a reserve on research and experimentation tax credits and recorded a reduction to income tax expense of $1,947,000. During the first two quarters of 2003, we filed refund applications totaling $1,947,000 with the Internal Revenue Service and Departments of Revenue for Illinois and California related to research and experimentation tax credits for 1998 to 2001. Because of the uncertainty of receiving the credits, which require significant subjective analysis, we established a 100% reserve against the contingent receivable for the refunds during each of the first two quarters of 2003. In September 2003 the IRS approved our refund applications. Because California and Illinois law mirrors the Federal Tax Code, we now expect to have those refunds approved as well.

Year to-date, the effective income tax rate was 33.1% for 2003 and 35.6% for 2002. Excluding the tax adjustment discussed above, our effective tax rate would have been 35% for both the third quarter and year-to-date 2003. We expect that our tax provision rate will return to 35% in the fourth quarter.

Net Income

Zebra’s net income is summarized below (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 27, 2003	September 28, 2002	September 27, 2003	September 28, 2002
Net income	$22,999	$19,867	$67,301	$51,269
Diluted earnings per share	$0.48	$0.42	$1.42	$1.10

Liquidity and Capital Resources

Zebra continued to generate cash well in excess of its operating requirements. As a result, Zebra’s cash and investment balances have continually grown over time. As of September 27, 2003, Zebra had $422,622,000 in cash, cash equivalents, investments and marketable securities, compared with $348,577,000 at December 31, 2002. Factors affecting cash and investment balances during the first nine months of 2003 include:

•                  Operations provided a net cash increase of $66,005,000 primarily from net income.

•                  Accounts receivable increased $10,549,000 year-to-date (net of the effect of foreign currency translation adjustment) because of higher sales. This increase is offset by a decrease in days sales outstanding to 56 days in the third quarter of 2003 from 58 days a year ago.

•                  Inventories increased $713,000, net of foreign currency translation adjustment. This is due to higher sales offset by improvements in inventory utilization. Compared to the same period a year ago, inventory turns are constant at 6.8.

•                  Other assets increased primarily due to $5,200,000 in tax protest deposits made to the State of Illinois.

•                  Taxes payable increased $4,921,000 because of the timing of tax payments combined with increased taxation resulting from higher profits.

•                  Purchases of property and equipment totaled $6,293,000.

•                  Stock option excercises contributed $13,749,000

Management believes that existing capital resources and funds generated from operations are sufficient to finance anticipated capital requirements. It is our intention to actively pursue opportunities to acquire other businesses.

Critical Accounting Policies and Estimates

Management prepared the consolidated financial statements of Zebra Technologies Corporation under accounting principles generally accepted in the United States of America. These principles require the use of estimates, judgments and assumptions. We believe estimates, judgments and assumptions we used are reasonable, based upon the information available.

Our estimates and assumptions affect the reported amounts in our financial statements. The following accounting policies comprise those that we believe are the most critical in understanding and evaluating Zebra’s reported financial results.

Valuation of Long-Lived and Intangible Assets and Goodwill.

We test the impairment of identifiable intangibles and goodwill each year or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We completed our last assessment during June 2003.

We evaluate the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

Factors considered that may trigger an impairment review consist of:

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

•                  Significant changes in the manner of use of the acquired assets or the strategy for the overall business

•                  Significant negative industry or economic trends

•                  Significant decline in Zebra’s stock price for a sustained period

•                  Significant decline in market capitalization relative to net book value

If we believe that one or more of the above indicators of impairment have occurred, we measure impairment based on projected discounted cash flows using a discount rate that incorporates the risk inherent in the cash flows. Net intangible assets, long-lived assets and goodwill amounted to $96,430,000 as of September 27, 2003.

Revenue Recognition

Zebra recognizes sales from product sales at the time of shipment and passage of title, which are generally the same. Other items that affect our revenue recognition include:

Customer returns

Customers have the right to return products that do not function properly within a limited time after delivery. We monitor and track product returns and record a provision for the estimated future returns based on historical experience and any notification received of pending returns. Returns have historically been within expectations and the provisions established, but Zebra cannot guarantee that it will continue to experience return rates consistent with historical patterns. A significant increase in product failure rates and the resulting credit returns could have a material effect on our operating results. A 10% increase (decrease) in returns above historical levels would have decreased (increased) operating income for the third quarter of 2003 by $117,000, or 0.3% of operating income.

Volume Rebates

Some of our customers are offered incentive rebates based on the volume of product they purchase from us over a quarter or year. These rebates are recorded as a reduction to revenue. Each quarter, we estimate the amount of outstanding volume rebates and establish a reserve for them based on shipment history. Historically, actual volume rebates have been in line with our estimates.

Price Protection

Some of our customers are offered price protection by Zebra as an incentive to carry inventory of our product. These price protection plans provide that if we lower prices, we will credit them for the price decrease on inventory they hold. We estimate future payments under price protection programs quarterly and establish a reserve, which is charged against revenue. Our customers typically carry limited amounts of inventory, and Zebra infrequently lowers prices on current products. As a consequence, the amounts paid under theses plans have been minimal. We cannot guarantee that this minimal level will continue.

Software Revenue

We sell three types of software and record revenue as follows:

•                  Our printers contain embedded firmware, which is an integral part of the hardware purchase. We consider the sale of this firmware to be incidental to the sale of the printer and do not attribute any revenue to it.

•                  We sell a limited amount of prepackaged, or off-the-shelf, software for the creation of bar code labels using our printers. There is no customization required to use this software, and we have no post-shipment obligations on the software. Revenue is recognized as this prepackaged software is shipped.

•                  We sometimes provide custom software as part of a printer installation project. We bill custom software development services separate from the related hardware. Revenue related to custom software is recognized once the custom software development services have been completed and accepted by the customer.

Shipping and Handling

We charge our customers for shipping and handling services based upon our internal price list for these items. The amounts billed to customers are recorded as revenue when the product ships. Any costs incurred related to these services are included in cost of sales.

Accounts Receivable

We have standardized credit granting and review policies and procedures for all customer accounts, including:

•                  Credit reviews of all new customer accounts

•                  Ongoing credit evaluations of current customers

•                  Credit limits and payment terms based on available credit information

•                  Adjustments to credit limits based upon payment history and the customer’s current credit worthiness

•                  An active collection effort by regional credit functions, reporting directly to the corporate financial officers

We reserve for estimated credit losses based upon historical experience and specific customer collection issues. Over the last three years, accounts receivable reserves varied from 1.7% to 2.9% of total accounts receivable. Accounts receivable reserves as of September 27, 2003, were $1,411,000, or 1.7% of the balance due. We feel this reserve level is appropriate considering the quality of the portfolio as of September 27, 2003. While credit losses have historically been within expectations and the provisions established, management cannot guarantee that Zebra will continue to experience credit loss consistent with historical experience.

Inventories

We value our inventories at the lower of the actual cost to purchase or manufacture, or the current estimated market value. We review inventory quantities on hand and record a provision for excess and obsolete inventory based on forecasts of product demand and production requirements for the subsequent twelve months.

A significant increase in the demand for Zebra’s products could result in a short-term increase in the cost of inventory purchases; however, this would be offset by improved overhead utilization resulting from the additional demand. A significant decrease in demand could result in an increase in excess inventory quantities on hand.

Our forecasted product demand may prove to be inaccurate, in which case the provision required for excess and obsolete inventory may be understated or overstated. If inventories were determined to be overvalued, we would recognize such costs in cost of goods sold at the time of such determination. We make every effort to ensure the accuracy of our forecasts of product demand; however, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of inventories and reported operating results.

Over the last three years, our reserves for excess and obsolete inventories have ranged from 9.8% to 13.1% of gross inventory. As of September 27, 2003, reserves for excess and obsolete inventories were $5,550,000, or 12.0% of gross inventory.

Reserve for Litigation and Tax Audits

We have recorded an estimated liability related to pending tax litigation and tax audits based on our estimates of the probable outcomes. Quarterly, we assess the potential liability related to pending litigation and tax audits, and confirm or revise estimates and reserves as appropriate.

We are litigating a disputed 1998 tax assessment of approximately $2,000,000, including penalties and interest, with the Illinois Department of Revenue for 1993 through 1995. The case was filed by Zebra in the District Court of Illinois and tried during November 2000. The decision from the court was generally unfavorable to Zebra and was appealed. The Illinois Appellate Court heard oral arguments in the case during June 2003. The Appeals Court ruling in August 2003 was also unfavorable to Zebra. The Appeals Court has denied our petition to rehear the case. We are considering all legal options including an appeal to the Illinois Supreme Court.

The Illinois Department of Revenue has also examined Zebra’s tax returns for the years 1996 and 1997, and issued an assessment for $3,200,000, raising issues identical to those involved in the 1993 to 1995 returns being litigated. Zebra paid this assessment under protest. We believe that the ultimate outcome of this assessment will be consistent with the 1993 to 1995 litigation under appeal.

In addition, the Illinois Department of Revenue began its examination of Zebra’s income tax returns for 1998 through 2000. The 2001 return has not yet been scheduled for examination. We believe that such audits will raise issues similar to those raised during the 1993 through 1997 audits.

In September 2003, the Illinois Department of Revenue announced a tax amnesty program that would allow us to avoid interest and penalties on taxes we disputed prior to October 1, 2003. We are evaluating our participation in the amnesty program and made protest payments in September 2003 on the 1998 to 2000 tax returns to preserve this option.

Zebra recorded tax reserves equal to our estimate of the likely outcome of the Illinois Department of Revenue litigation for 1993 to 1995, the audit assessment for 1996 and 1997, and the unaudited 1998 through 2001 returns. If Zebra loses all issues on appeal and does not participate in the amnesty program, Zebra would record an additional one-time tax expense of $2,111,000. If Zebra wins all issues on appeal, Zebra would record a reduction to tax expense of $4,970,000. If Zebra elects to participate in the amnesty program for some or all years, the result would be approximately equal to our current reserves.

On April 24, 2003, Paxar Americas, Inc. (Paxar) filed a patent infringement lawsuit in the United States District Court for the Southern District of Ohio against Zebra and certain of its subsidiaries. Paxar’s Complaint alleges that certain of Zebra’s printer products infringe on one or more of eight identified Paxar patents. Zebra has filed an Answer to Paxar’s Complaint, denying Paxar’s allegations of infringement and asserting several affirmative defenses, including the invalidity of Paxar’s asserted patents.

The outcome of litigation is inherently uncertain, particularly in cases such as this where sophisticated factual issues must be assessed and complex technical issues must be decided. As a result, we cannot accurately predict the outcome of this lawsuit. In the event we are unsuccessful in defending the litigation, we could be liable for economic and other damages, and we may be forced to incur ongoing licensing expenses or to change how we design, manufacture and market our products. We expect to incur substantial fees to defend this lawsuit. We are unable at this time to estimate the range of the potential liability that would result from an unsuccessful defense of the litigation, and consistent with the requirements of SFAS No. 5, Accounting for Contingencies, no liability has been recorded in Zebra’s consolidated financial statements as of September 27, 2003.

Investments and Marketable Securities

Investments and marketable securities at September 27, 2003 consisted of U.S. government securities (43.7%), state and municipal bonds (45.6%), corporate bonds (5.0%), partnership interests (4.9%) and equity securities (0.8). We classify our debt and marketable equity securities in one of three categories: trading, available-for-sale or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities that Zebra has the ability and intent to hold until maturity. All securities not included in trading or held-to-maturity are classified as available-for-sale.

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

During the first quarter of 2003, we changed the classification of certain of our investments and marketable securities from the trading category to the available-for-sale category, because we are no longer buying securities with the intent of selling them in the near-term. In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, the market value as of the date of the change is now the new cost basis, and all future unrealized gains and losses will be reflected in the accumulated other comprehensive income section of stockholders’ equity in the balance sheet. This change was made because of changes in our investment strategies and is consistent with the classification of our investments and marketable securities as defined in SFAS No. 115. Approximately, $256,000,000 of $330,159,000 was transferred from the trading category to the available-for-sale category.

Stock-Based Compensation

As of September 27, 2003, Zebra had three stock-based compensation plans available for future grants. We account for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-based Compensation, to stock-based compensation (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 27, 2003	September 28, 2002	September 27, 2003	September 28, 2002
Net income, as reported	$22,999	$19,867	$67,301	$51,269
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(1,360)	(1,180)	(4,370)	(3,724)
Pro forma net income	$21,639	$18,687	$62,931	$47,545

Basic earnings per share:
As reported	$0.49	$0.43	$1.43	$1.11
Pro forma	0.46	0.40	1.34	1.03

Diluted earnings per share:
As reported	$0.48	$0.42	$1.42	$1.10
Pro forma	0.45	0.40	1.32	1.02

Significant Customer

ScanSource, Inc. is our most significant customer and comprised 15.0% and 14.1% of net sales for the third quarter of 2003 and 2002, respectively. For the nine months ended September 27, 2003, and September 28, 2002, sales to ScanSource, Inc. accounted for 13.8% of net sales. No other customer accounted for 10% or more of net sales during the third quarter or first nine months of 2003 or 2002.

Expectations

During our quarterly conference call on October 23, 2003, we provided net sales and earnings guidance for the fourth quarter of 2003 as follows (in thousands, except per share amounts and percentages):

Fourth Quarter 2003
Net sales	$135,000 to $140,000
Gross profit margins	50.0% to 51.2%
Operating expenses	$36,000 to $37,000
Diluted earnings per share	$0.45 to $0.50

Investment income is expected to be approximately $1,750,000 for the fourth quarter of 2003, and the effective tax rate is expected to be 35% of income before income taxes.

Our forecast includes a $1,200,000 restructuring charge related principally to closing our facility in Varades, France, and the consolidation of operations into other Zebra facilities. This consolidation exercise will increase operating margin and give us greater efficiency in our product development and manufacturing activities. We anticipate that the total charge for this restructuring will approximate $1,954,000 and will be recognized over the course of the next several quarters.

Safe Harbor

Forward-looking statements contained in this filing are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995 and are highly dependent upon a variety of important factors which could cause actual results to differ materially from those reflected in such forward looking statements. These factors include market acceptance of Zebra’s printer and software products and competitors’ product offerings. They also include the effect of market conditions in North America and other geographic regions on Zebra’s financial results. Profits will be affected by Zebra’s ability to control manufacturing and operating costs. Because of Zebra’s large investment portfolio, interest rate and financial market conditions will also have an impact on results. Foreign exchange rates will have an effect on financial results, because of the large percentage of Zebra’s international sales. When used in this document and documents referenced herein, the words “anticipate,” “believe,” “estimate,” “will” and “expect” and similar expressions as they relate to Zebra or its management are intended to identify such forward-looking statements. Readers of this document are referred to prior filings with the Securities and Exchange Commission, including the Risk Factors portion of Management’s Discussion and Analysis of Financial Condition and Results of Operation in Zebra’s Form 10-K for the year ended December 31, 2002, for a further discussion of issues that could affect Zebra’s future results. Zebra undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this report.

Item 3.                                                           Quantitative and Qualitative Disclosures About Market Risk

There were no material changes, except as discussed below, in Zebra’s market risk during the quarter ended September 27, 2003. For additional information on market risk, refer to the “Quantitative and Qualitative Disclosures About Market Risk” section of our 10-K for the year ended December 31, 2002.

In the normal course of business, portions of Zebra’s operations are subject to fluctuations in currency values. We manage these risks using derivative financial instruments.

Hedging of Net Assets

We use forward contracts and options to manage exposure related to our pound and euro denominated net assets. We record gains and losses on these contracts and options in income each quarter along with the translation gains and losses related to our net euro asset position, which would ordinarily offset each other. Summary financial information related to these activities follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2003	September 28, 2002	September 27, 2003	September 28, 2002
Change in gains (losses) from foreign exchange derivatives	$(5)	$495	$(2,519)	$(1,456)
Gain (loss) on net foreign currency assets	(13)	(470)	2,271	1,130
Net foreign exchange gain (loss)	$(18)	$25	$(248)	$(326)

	As of
	September 27, 2003	September 28, 2002
Notional balance of outstanding contracts:
Pounds	£11,408	£3,132
Euros	€22,000	€19,000

Hedging of Anticipated Sales

During the second quarter of 2003, we began a program to manage the exchange rate risk of anticipated euro denominated sales using forward contracts and designated these contracts as cash flow hedges. Gains and losses on these contracts are deferred in other comprehensive income until the contracts are settled and the hedged sales are realized, at which time the deferred gains or losses will be reported as an increase or decrease to sales. Summary financial information related to the cash flow hedges of future revenues follows (in thousands, except percentages):

As of September 27, 2003
Net unrealized gains (losses) deferred in other comprehensive income:
Gross	$222
Tax benefit	(78)
Net	$144

Net gain (loss) included in revenue for the three and nine months ended September 27, 2003	$415

Notional balance of outstanding contracts:	€4,000
Hedge effectiveness	100%

Item 4.    Controls and Procedures

Zebra’s management is responsible for designing and implementing disclosure controls and procedures to provide reasonable (not absolute) assurances that desired control objectives are achieved including:

•                  Filing with the SEC all required disclosures within the time limits specified by the SEC.

•                  Providing all material information to our management, including the CEO and CFO, to enable them to make timely decisions about required disclosures.

When designing and evaluating controls and procedures, we make assumptions about the likelihood of future events. At the same time, we make judgments about the cost-benefit relationship of possible controls and procedures. We cannot assure that this design will succeed in achieving its stated goals under all potential future conditions. Similarly, we cannot assure that our evaluation of controls will detect all control issues or instances of fraud, if any.

We completed our review of disclosure controls and procedures under the supervision of the Disclosure Committee, and with the participation of management, including the Chief Executive Officer and Chief Financial Officer. Based on this review, the Chief Executive Officer and Chief Financial Officer concluded that as of September 27, 2003 our disclosure controls and procedures were effective to provide reasonable assurance that reports are filed or submitted within the time limits specified by the SEC, and that information is accumulated and communicated to management to allow timely decisions regarding required disclosure. There was not any change in Zebra’s internal control over financial reporting that occurred during the quarter ending September 27, 2003 that has materially affected, or is reasonably likely to materially effect Zebra’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2.    Changes in Securities and Use of Proceeds.

Zebra’s Certificate of Incorporation provides that if the outstanding shares of Zebra Class B common stock cease to represent at least 10% of the aggregate number of shares of Zebra common stock then outstanding, each share of Zebra Class B common stock shall automatically convert into one share of Zebra Class A common stock. Class B common stock entitles the holder to ten votes per share while Class A common stock entitles the holder to one vote per share, on each matter submitted to a vote of Zebra’s stockholders. Class B shares fell below 10% of the outstanding shares on July 1, 2003, and the required automatic conversion occurred at that time. Upon conversion of the Class B common stock, the number of authorized shares of Class A common stock increased to 78,358,189, and the number of authorized shares of Class B common stock decreased to zero.

On July 24, 2003, the Board of Directors authorized a fifty percent (50%) stock dividend on each issued share of Class A common stock payable before the close of business on August 21, 2003, to holders of record of all such shares at the close of business on August 7, 2003.

Item 6.            Exhibits and Reports on Form 8-K

(a)               Exhibits.

31.1	Rule 13a-14(a)/15d-14(a) Certification
31.2	Rule 13a-14(a)/15d-14(a) Certification
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b)                Reports.

The Registrant furnished one report on Form 8-K during the quarterly period covered by this report. The Form 8-K was furnished in connection with the Company reporting its financial results for the quarter ended June 28, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZEBRA TECHNOLOGIES CORPORATION

Date:	October 29, 2003	By:	/s/Edward L. Kaplan
Edward L. Kaplan
Chief Executive Officer

Date:	October 29, 2003	By:	/s/Charles R. Whitchurch
Charles R. Whitchurch
Chief Financial Officer