Form 10-K
period 2003-12-31
ZEBRA TECHNOLOGIES CORP/DE
filed 2004-02-27
CIK 877212

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes  ☒ No ☐

As of February 20, 2004, the aggregate market value of each of the registrant’s Class A Common held by non-affiliates was approximately $3,154,075,000. The closing price of the Class A Common Stock on February 20, 2004, as reported on the Nasdaq Stock Market, was $66.39 per share.

As of February 20, 2004, the registrant had outstanding 47,508,289 shares of Class A Common Stock, par value $.01 per share

Documents Incorporated by Reference

Certain sections of the registrant’s Notice of Annual Meeting of Stockholders and Proxy Statement for its Annual Meeting of Stockholders to be held on June 3, 2004, as described in the Cross-Reference Sheet and Table of Contents included herewith, are incorporated by reference into Part III of this report.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

PART I

References in this document to “Zebra,” “we,” “us,” or “our” refer to Zebra Technologies Corporation and its subsidiaries, unless the context specifically states otherwise.

Safe Harbor

Forward-looking statements contained in this filing are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995 and are highly dependent upon a variety of important factors which could cause actual results to differ materially from those reflected in such forward looking statements. These factors include market acceptance of Zebra’s printer and software products and competitors’ product offerings. They also include the effect of market conditions in North America and other geographic regions on our financial results. Profits will be affected by our ability to control manufacturing and operating costs. Because of a large investment portfolio, interest rate and financial market conditions will also have an impact on results. Foreign exchange rates will have an effect on financial results due to the large percentage of our international sales. When used in this document and documents referenced, the words “anticipate,” “believe,” “estimate,” “will” and “expect” and similar expressions as they relate to Zebra or its management are intended to identify such forward-looking statements. We encourage readers of this report to review the Risk Factors portion of Management’s Discussion and Analysis of Financial Condition and Results of Operations, which discusses additional risks. Zebra undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this annual report.

Item 1.                                   Business

The Company

Zebra Technologies is in the business of making products that enable companies and organizations to improve productivity, deliver better customer service and provide more effective security. We design, manufacture and support a broad range of direct thermal and thermal transfer bar code label and receipt printers, radio frequency identification (RFID) printer/encoders, card imaging printers, and digital photo printers. We also sell related accessories and support software. Manufacturers, service organizations, and governments worldwide use our products in automatic identification, data collection and personal identification applications.

We design our products to operate at the user’s location or on a mobile basis to produce and dispense high-quality labels, plastic cards, and photographs at the point of issuance on demand. The exceptional diversity of applications using our bar code labeling and card imaging printer products is focused in routing and tracking, transactions processing, and identification and authentication. They include applications that require high levels of data accuracy and where speed and reliability are critical. They also include specialty printing for receipts and tickets where improved customer service and productivity gains may be the primary reason for printing, rather than a barcoding application. Plastic cards are used for secure, reliable personal identification or access control. Digital photo printers are sold on an OEM basis to professional photographers.

Applications for our technology span most industries and geographies. They include inventory control, small package delivery, baggage handling, automated warehousing, JIT (Just-In-Time) manufacturing, employee time and attendance records, file management systems, hospital information systems, medical specimen labeling, shop floor control, in-store product labeling, employee ID cards, driver’s licenses, and access control systems. As of December 31, 2003, management estimates that Zebra has sold more than 3,000,000 printers to users in approximately 100 countries.

We believe competitive forces on businesses worldwide to strengthen security, reduce costs, improve quality, deliver better customer service, and increase productivity support the growth of bar code labeling solutions and specialty printing. Industry-mandated standardization for compliance labeling is an important catalyst in the deployment of bar code systems. We also believe that companies are adopting automatic identification systems that incorporate barcoding for business improvement applications. Many of these applications make increasing use of enterprise-wide resource planning (ERP) and other process improvement systems in manufacturing and service organizations. Greater emphasis on supply chain management, the drive to reduce errors in health care, and heightened concern over safety and security will lead to increased use of automatic identification systems. Still other applications are taking advantage of recent advances in wireless and hand-held computing technologies.

Concern for safety and security and personal identification contribute to demand for our card printer products. This concern has heightened interest in systems that provide personal identification and access control, including secure ID systems for driver’s licenses, employee and visitor badges, national identification cards, event passes, club membership cards, and keyless entry systems.

Acquisitions are an important part of Zebra’s growth strategy. Since 1998, we have made three acquisitions. On October 28, 1998, Zebra merged with Eltron International, Inc., which manufactured and marketed low-cost direct thermal and thermal transfer bar code label printers, card imaging printers, and related accessories. We restated financial results for the periods prior to the merger to reflect the merger as a pooling-of-interests transaction. On April 3, 2000, Zebra acquired Comtec Information Systems, Inc. Comtec was a privately held company that produced a complete line of mobile wireless thermal printing solutions. On November 17, 2003, we acquired all of the outstanding stock of Atlantek, Inc. Located in Wakefield, RI, Atlantek produced a variety of thermal digital printers, including digital photo and card imaging printers.

Zebra completed its initial public offering in August 1991. We are organized under the laws of the State of Delaware, and our principal offices are located at 333 Corporate Woods Parkway, Vernon Hills, Illinois 60061. Our main telephone number is (847) 634-6700 and our primary Internet Web site address is www.zebra.com. You can find all of Zebra’s filings with  the SEC free of charge through the investor page on this web site, immediately upon filing.

Products

Our broad line of computerized printers is used to produce bar code labels, RFID “smart” labels, receipts and tags, plastic cards, and photographs. We also sell related specialty bar code labeling materials, ink ribbons for bar code and card printers, and bar code label design software. These products are used to provide bar code labeling, personal identification, and specialty printing solutions principally in the manufacturing, retail, service, and government sectors of the economy. We work closely with distributors, resellers and end users of our products to design and implement labeling solutions that meet their technical demands. To achieve this flexibility, we provide our customers with a broad selection of printer models, each of which can be configured for a specific application. Additionally, we will select and, if necessary, create appropriate labeling stock, ink ribbons and adhesives to suit a particular application. In-house engineering personnel in software, mechanical, electronic and chemical engineering participate in the creation and development of bar code labeling solutions for particular applications.

Sales of hardware (bar code and card imaging printers and replacement parts) totaled $409,144,000 in 2003, $360,185,000 in 2002, and $339,895,000 in 2001. These sales represented 76.3%, 75.7%, and 75.6% of net sales in 2003, 2002, and 2001, respectively.

Supplies sales were $98,519,000 in 2003, $87,981,000 in 2002, and $85,266,000 in 2001 and represented 18.4%, 18.5%, and 18.9% of net sales, respectively.

Bar Code Label and Receipt Printers

We produce the industry’s broadest range of on-demand thermal transfer and direct thermal bar code label printers. Our printing systems include hundreds of optional configurations that can be selected to meet particular customer needs. We believe this breadth of product is a unique and significant competitive strength, because it allows Zebra to satisfy the widest variety of thermal printing applications.

Management believes that of the major printing technologies, which include ink jet, laser and impact dot matrix, direct thermal and thermal transfer are best suited for most bar code labeling applications. Thermal transfer printing produces dark, solid blacks and sharply defined lines that are important for printing readily scannable bar codes. These images can be printed on a wide variety of labeling materials, which enable users to affix bar code labels to virtually any object. This capability is very important in the industrial and service sectors Zebra serves. Direct thermal printing is best suited where simplicity, light weight and cost are important factors in the application. Accordingly, this technology is found principally in Zebra’s wireless and desktop units.

We offer 33 bar code printer models with numerous variations. At December 31, 2003, our main printer product offerings were as follows:

Performance Tabletop Printers. Zebra produces high-end printers targeted at applications requiring continuous operation in high output, mission-critical settings. These units provide a wide variety of optional configurations, features, print widths, speeds and dot densities. We offer six models under the XiIII Plus Series line. List prices range from $2,995 to $7,495.

RFID Printer/Encoders. Zebra also manufactures and markets a growing line of printer/encoders used for radio frequency identification (RFID) applications. These units are used to print and encode “smart labels” in a single pass. Smart labels are printable labels embedded with an ultra-thin radio frequency transponder. Information encoded in these transponders can then be read and modified by a radio frequency reader. As of December 31, 2003, we offered the R-140 and R402 printer/encoders, which have list prices of $5,695 for the R-140 and $1,695 for the R402. We also have several other printer/encoder models under development. These units are targeted at emerging supply chain applications in retail and government, among others.

Mid-Range Tabletop Printers. We offer five printer models designed for less demanding applications. These units have fewer option configurations and features for a commensurate lower price. Products in this category consist of the Zebra Stripe®, S and Z Series as well as the TLP 2746e printers. List prices range from $1,495 to $2,295.

Desktop Printers. Applications with low volume suit Zebra’s desktop printers. We currently offer six desktop models consisting of the Ht-146, LP/TLP 2844, LP/TLP 2844-Z, TLP 3842, TLP 3844-Z, and LP/TLP 2824 printers. List prices range from $495 to $995.

Mobile Printing Solutions. Zebra makes 12 mobile printer models, which provide durability, light weight and wireless connectivity interfaces. These printers print in 2-, 3- and 4-inch widths and are marketed under the Cameo, QL, TR, PS and PA/PT lines. List prices range from $575 to $4,795.

Print Engines. Zebra’s 170PAX3 and 110PAX3 print engines are sold to manufacturers of high-speed automatic label applicator systems.

In addition to their use in on-demand automatic identification applications, our bar code label printers can also be used for on-site batch production of custom bar code labels and other graphics. This capability results in shorter lead times, reduced inventory and more flexibility than can be provided with traditional off-site printing.

Card Imaging Printers

Zebra makes ten card printer models for printing national identity cards, driver’s licenses, employee identification badges, smart cards, on-demand access control cards, and customer loyalty cards. These cards can typically be created in seconds for under one dollar each. Users can select from a number of printer options, including monochrome and color printing, single- and two-sided printing, lamination, and magnetic stripe and smart card encoding. Bar codes, smart chips and magnetic stripe encoding can be used to record such personal data as health records, financial transactions, security access codes and vital statistics. We offer six “P” series and four “i” series card imaging printers. Printers in the “i” series incorporate features that automatically optimize printer settings for a given ribbon. The list prices for all of Zebra’s card imaging printers range from $1,695 to $9,995.

Photo Printers

With the November 2003 acquisition of Atlantek, we began producing digital photo printers. We currently manufacture a high-speed thermal printer jointly developed with and marketed by Eastman Kodak as the Kodak ML500 Professional Photo Printer. The ML500 can print 8x10 photographs in about 13 seconds and can produce up to 270 8x10 prints per hour. It is designed for professional photographers for event and in-studio printing. Digital photo printing is an extension of our core thermal printing technology.

Supplies

Supplies products consist of stock and customized thermal labels, smart labels, and tags, plastic cards, card laminates, and thermal transfer ribbons. Zebra promotes the use of genuine Zebra brand supplies with its equipment.

Zebra fully supports its printers, resellers and end users with an extensive line of superior quality, high performance supplies optimized to a particular user’s needs. Supplies are chosen in consultation with the reseller and end user based on the specific application, printer and environment in which the labeling system must perform. In the case of bar code labeling solutions, supplies also include proprietary ribbon and label formulations that are designed to maximize printer performance and meet the most demanding end user performance criteria. Factors such as adhesion, resistance to scratches, smudges and abrasion and chemical and environmental exposures are all taken into account when selecting the type of ribbon and labeling materials. The use of supplies that are not carefully matched to specific printers can degrade print speed and print quality.

Software

Label design and integration software is specifically designed to optimize the performance of Zebra bar code label printers. Known as BAR-ONE®, this software provides the capability to design and integrate sophisticated labels from standalone or legacy applications through a powerful, easy-to-use Windows® interface.

Our goal is to provide software that enables high levels of connectivity to all major computer network and software systems. These networks include Ethernet, 802.11 and Bluetooth™ wireless systems and various IBM® systems. Software systems include SAP® and other ERP systems, warehouse management systems (WMS), Windows, Unix® and Linux®. Under an agreement with Accelio Corporation, a provider of electronic forms, workflow and output management software applications, Zebra offers BAR-ONE with Accelio Present Central® (formerly JetForm Central™). This software package enables Zebra printers to receive output directly from many of the popular software packages on the market, including the increasingly used ERP software, without the need to write costly software interfaces. Zebra also offers a BAR-ONE for SAP/R3, which enables users of the SAP/R3 ERP system to print directly to Zebra printers without the need for middleware. To expand the global applications for its software and printers, we are developing multi-lingual capabilities in its software and user interfaces.

The goal of improving connectivity has also led to the development and introduction of ZebraLink. This multi-purpose software tool gives users the ability to set up and control Zebra printers remotely using Web-enabled devices. It also enables Zebra printers to provide real-time printer error and status notification via e-mail to a wired or wireless device. In addition, ZebraLink’s programming language, ZBI, can be used to control and interpret incoming text and data streams. ZBI gives users the ability to configure Zebra printers to interpret various non-Zebra printer based languages, as well as to set up operations in which a bar code label printer is needed and eliminate a computer hook-up.

Maintenance Services

For bar code label and receipt printers, we currently provide service at depot repair centers at its Vernon Hills, Illinois, Camarillo, California, Warwick, Rhode Island, Preston, U.K., and Singapore facilities. Zebra Authorized Service Providers (ZASP) also provide repair services for most Zebra products at their locations. In addition, IBM, Optimal Systems Services and National Service Center (NSC) provide on-site repair services in the United States. We share the revenue for on-site service contracts sold by IBM, Optimal and NSC for Zebra printing systems installed in the United States, and with IBM in Europe. Outside of the United States, Zebra’s resellers in each country may provide maintenance service, either directly as ZASPs or through independent service agents. Zebra also provides service and technical support assistance from in-house support personnel located in the United States, the United Kingdom and Singapore, who are available by telephone hotline five days a week during regular local business hours. Also, for most Zebra products, Zebra provides interactive technical support via the Internet, which can be accessed through Zebra’s Web site, www.zebra.com, 24 hours a day, seven days a week.

In January 2004, we initiated activities to substantially consolidate our North American depot repair services for bar code printers in Vernon Hills, Illinois. Over the next 12-18 months, repair services currently performed in Camarillo, California, and Warwick, Rhode Island, will transfer to Vernon Hills. We are taking this action to improve customer service by providing one service point of contact for all bar code printers. See Note 18 of the consolidated financial statements for details on the transition costs.

The card printer depot repair facilities are located in Camarillo, California, Preston, U.K., and Wakefield, Rhode Island. IBM performs on-site repair services in the United States and Europe. Card printer users can receive technical support assistance from in-house support personnel located in the United States, the United Kingdom, Singapore and France, who are available by telephone during regular business hours. In addition, on-line support for card printers can be accessed through the Web site, www.eltroncards.com, 24 hours a day, seven days a week.

Warranties

All Zebra printing equipment is warranted against defects in material and workmanship for up to one year. Zebra supplies are warranted against defects in material and workmanship for their stated shelf life or twelve months, whichever ends first. Defective equipment and supplies may be returned for repair, replacement or refund during the applicable warranty periods.

Zebra’s Technology

Our products use thermal transfer, direct thermal and thermal dye sublimation technologies. Each technology has characteristics that provide specific benefits to the end user.

Thermal transfer printing is used in all performance and some mid-range, desktop and portable bar code label printers, as well as high-speed print engines. This technology creates an image by applying an electrically heated printhead to a ribbon that releases ink onto labeling/ticketing media. The benefits of thermal transfer printing include superior image quality, the ability to print on a wide variety of smooth-surfaced materials, no requirement for specially coated or otherwise specially formulated labeling/ticketing media and the ability to use inks that are not viable with alternative printing technologies.

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

Our card imaging printers and digital photo printers incorporate thermal dye sublimation for color printing. This capability allows for the creation of personalized full color, photographic quality plastic cards and high-quality photographs. Traditional photographic processes are both more expensive and time consuming. We believe that personalized card applications such as driver’s licenses, loyalty cards, school and work identification cards, security access cards and financial transaction cards are well suited to this technology. The growing acceptance of digital photography, over traditional halide-based technology, offers growth opportunities for Zebra in certain areas of photo printing.

Zebra’s printing systems incorporate Company-designed computer hardware, electrical mechanisms and software, which operate the printing functions of the system and communicate with the host computer. Zebra’s bar code label printers operate using Zebra Programming Language (ZPL®), Zebra Programming Language II (ZPL II®), Eltron Programming Language (EPL) or Comtec Printer Control Language (CPCL), each of which is a proprietary printer driver language. These languages are compatible with virtually all computer operating systems, including UNIX, MS/DOS® and Windows.

Zebra guarantees backward compatibility in ZPL and ZPL II to allow users to replace older Zebra printers with newer equipment without costly reprogramming of label design programs. This compatibility also allows users to operate multiple Zebra printers in different applications using standardized programs and to integrate these printers into a local area network. We believe that ZPL and ZPL II give us a competitive advantage by ensuring compatibility across a broad range of present and future printer products and by facilitating system upgrades and customer loyalty to Zebra products. Some independent software vendors have written label preparation programs with ZPL and ZPL II drivers specifically for Zebra printers. ZPL and ZPL II label format programs can be run on a personal computer with ordinary word processing programs, making ZPL and ZPL II particularly adaptable to PC-based systems.

Users of Zebra’s instant-issuance card imaging printers typically operate these printers with software programs designed and sold by independent vendors.

Sales and Marketing

Sales. We sell our products primarily indirectly through distributors, value-added resellers (VARs), and original equipment manufacturers (OEMs). We also sell our products directly to a select number of designated accounts. For supplies, we also sell directly to end users through the Internet and telesales operations. Distributors and VARs purchase, stock and sell a variety of automatic identification components from different manufacturers and customize systems for end-user applications using their systems integration expertise. Because these sales channels provide specific software, configuration, installation, integration and support services required by end users within various market segments, these relationships allow Zebra to reach end users throughout the world in a wide variety of industries. Zebra experiences a minor amount of seasonality in sales, depending on the geographic region and/or vertical market.

We functionally classify our direct VARs as Premier Partners, Advanced Partners, or Associate Partners, depending on their business competencies, depth and breadth of their sales teams, customer support capabilities, contribution to Zebra’s strategic goals, and commitment to Zebra. In addition, we offer VARs the opportunity to earn certifications for mobile/wireless printers, supplies and service. We also sell through distributors, which in turn sell to smaller VARs. All VARs, as well as OEMs and systems integrators, provide customers with a variety of automatic identification components including scanners, accessories, applications software and systems integration expertise, and, in the case of some OEMs, resell the products under their own brands as part of their own product offering. We believe that the breadth of this indirect channel network, both in terms of variety and geographic scope, enhances our ability to compete.

In some instances, we may designate a customer as a strategic account when purchases of Zebra products reach specified levels and support requirements for the account become highly customized. Zebra sales personnel, either alone or together with our partners, manage these strategic accounts to ensure their needs, including consistent support for projects and applications, are being met.

Sales to international customers comprised 45.5% of net sales in 2003, 43.2% of net sales in 2002, and 40.0% of net sales in 2001. We believe that international sales have the long-term potential to grow faster than domestic sales because of the lower penetration of bar code systems outside the United States. As a result, the Company has invested resources to support our international growth and currently operate facilities and sales offices, or has representation, in 18 different countries.

Marketing. Marketing operations encompass marketing communications, product marketing, vertical marketing, market research, alliance management and channel marketing functions. The product marketing group identifies, evaluates and recommends new product opportunities and manages product introductions, positioning and demand creation. Product marketing also focuses on strategic planning and market definition and analyzes Zebra’s competitive strengths and weaknesses.

The vertical marketing group works with reselling and non-reselling partners to develop and promote application solutions that have significant Zebra content. The vertical marketing group also focuses on industry trends, participates in business development activities at the technical and applications standards levels and provides subject matter expertise.

Alliance management directs a limited number of third party relationships that are strategic to new demand creation for specific vertical markets and/or specific applications.

The marketing communications group operates as an internal advertising, event marketing, promotion, Internet marketing and public relations resource. This group, working with advertising agencies and contractors, creates advertisements, and brochures, manages trade show exhibits, maintains Zebra’s Web sites, and places articles highlighting Zebra and applications of its products in the trade, industry, business and consumer media.

The market research group is a strategic planning, research-oriented group that focuses on market definition and analysis of our relative competitive strengths and weaknesses. This group identifies and analyzes market opportunities for current, planned and potential products and gathers and analyzes competitive and market information.

The channel marketing group is responsible for the developing programs to push and pull Zebra products through its network of distributors and Value Added Resellers. This group also prepares application and product training programs and on-line information resources, which are available to certified channel partners around the world.

Customers

Zebra has sold more than 3,000,000 bar code label and card imaging printers to customers in about 100 countries as of December 31, 2003.

Sales to ScanSource, Inc. accounted for 13.8% of net sales in 2003 and 13.6% in 2002. No customer accounted for 10% or more of net sales in 2001.

Production and Manufacturing

We design our products to optimize product performance, quality, reliability, durability and versatility. These designs combine cost-efficient materials, sourcing and assembly methods with high standards of workmanship. We assemble our products in-house largely on a configure-to-order basis using components that have been sourced from around the world. We have the in-house capability to produce mechanical and electronic assemblies and design many of our own tools, fixtures and test equipment. Often, our manufacturing engineers coordinate the development of new products with our new product engineers and vendors. This collaboration increases manufacturing efficiency by specifying and designing manufacturing processes and facilities simultaneously with product design.

We buy prefabricated component parts and subassemblies for use in the manufacture of our products. Critical subassemblies include printheads, power supplies, integrated circuits, and stepper motors, which are obtained from domestic and foreign suppliers at competitive prices. Purchase contracts provide for price increases in the event of certain increases in the costs of raw materials. We maintain several sources for our component parts and subassemblies to reduce the risk of parts shortages or unavailability. We do not currently believe that we face difficulties in obtaining an adequate supply of these materials.

Research and Development

Zebra had research and development expenditures of $31,759,000 in 2003, $29,210,000 in 2002, and $28,184,000 in 2001. These expenditures amounted to 5.9%, 6.1%, and 6.3% of net sales for the corresponding periods. We devote significant resources to developing new printing solutions for our target markets and ensuring that our products maintain high levels of reliability and efficient manufacturing.

Competition

Many companies are engaged in the design, manufacture and marketing of bar code label printers and card personalization solutions. We consider our direct competition in bar code label and receipt printing to be producers of on-demand thermal transfer and direct thermal label printing systems and supplies. We also compete, however, with companies engaged in the design, manufacture and marketing of printing systems that use alternative technologies, such as impact dot matrix, ink-jet and laser printing. Similarly, we consider manufacturers of card personalization systems that are based on a broad range of alternative technologies as competition.

Our ability to compete effectively depends on a number of factors. These factors include the reliability, quality and reputation of the manufacturer and its products; hardware and software innovations and specifications; breadth of product offerings; information systems connectivity; price; level of technical support; supplies and applications support offered by the manufacturer; available distribution channels; and financial resources to support new product design and innovation. We believe that Zebra presently competes favorably with respect to these factors.

No single competitor competes across the entire breadth of our product line. Significant competition, however, is faced in each product segment. For low-cost desktop label printer products, our principal competitors are Argox; Godex; Cognitive Solutions, a subsidiary of Axiohm Transaction Solutions; Tokyo Electric Company (TEC); Taiwan Semiconductor; Microcom; Woosim; and Datamax. In the mid-range printer market, our principal competitors are Datamax; UBI and Intermec, subsidiaries of Unova; Monarch Marking Systems, a subsidiary of Paxar; Sato; and TEC. Principal competition in the high end of the market derives from Sato, TEC, Printronix, and Intermec. For print engines, the principal competitor is Sato. For portable printers, the principal competitors are Monarch Marking Systems and O’Neil Product Development. The potential for greater competition is increasing, we believe, as companies view mobile printing applications to be an attractive market.

Several competitors manufacture card personalization equipment using dye sublimation technology. These competitors include Nisca, Datacard, Fargo Electronics, ColorX, Polaroid, MagiCard, Evolis, LogickaComp, Printherm, CIM, NBS, Matica, Song Woo Electronics, and Victor Data Systems.

Dye-sublimation, the technology incorporated in our card printers, is only one of several commercially available types of equipment used to personalize cards. We also compete with companies that produce identification cards using alternative technologies, which include ink-jet, thermal transfer, embossing, film-based systems, encoders, laser engraving and large-scale dye-sublimation printers. These card personalization technologies offer viable alternatives to Zebra’s card printers and provide effective competition from a variety of companies, many of which are substantially larger than Zebra, including Canon, Hewlett-Packard, Hitachi, and Lexmark International. In addition, service bureaus compete for end user business and provide an alternative to the purchase of our card printing equipment and supplies.

Manufacturers also use dye-sublimation technology in their digital photo printers. Companies participating in this area include Sony, Mitsubishi, Copal, Shinko, Altech, Olmec, and Olympus. In addition, there are several other companies that participate in producing photo printers using other technologies. These companies include Hewlett-Packard, Xerox, Polaroid, and Fuji.

Competition in the supplies business is diluted with numerous competitors of various sizes depending on the geographic area.

Alternative Technologies

We believe that direct thermal and thermal transfer printing will be the label and receipt printer technology of choice in Zebra’s target applications for the foreseeable future. Among the many advantages of direct thermal and thermal transfer printing is the ability to print high-resolution, durable images on a wide variety of label materials at relatively low costs and very high speeds compared with alternative printing technologies. We continually assess competitive and complementary methods of bar code printing and automatic identification. These technologies include ink jet, laser, impact dot matrix, laser etching, and RFID.

We cannot be sure that new technology will not supplant direct thermal and thermal transfer printing for bar code labels and receipts, but we are not aware of any developing technology that offers the advantages of direct thermal and thermal transfer printing for our targeted label and receipt printer applications. To complement thermal printing technology, we produce the printer/encoders for printing and encoding “smart labels,” which are printable labels embedded with an ultra-thin radio frequency transponder. Information encoded in these transponders can then be read and modified by a radio frequency reader. Our printer/encoders are targeted at emerging RFID applications, where line-of-sight reading or scanning a label may not be possible. We view RFID as a complementary technology to barcoding, offering growth opportunities to Zebra as the technology becomes more widely adopted.

If other technologies were to evolve or become available to Zebra, it is possible that those technologies would be incorporated into our products. Alternatively, if such technologies were to evolve or become available to our competitors, Zebra’s products may become obsolete. This obsolescence would have a significant negative effect on Zebra’s business, financial position, results of operations and cash flows.

Intellectual Property Rights

Zebra relies on a combination of trade secrets, patents, employee and third party nondisclosure agreements, copyright laws and contractual rights to establish and protect its proprietary rights in its products. We have and actively protect several domestic and international trademarks. We hold 90 patents and have 46 patents pending pertaining to products. The duration of these patents ranges from 14 to 20 years. The expiration of any individual patent would not have a significant negative impact on our business.

Despite our efforts to protect our intellectual property rights, it may be possible for unauthorized third parties to copy portions of our products or to reverse engineer or otherwise obtain and use some technology and information that we regard as proprietary. Moreover, the laws of some countries do not afford Zebra the same protection to proprietary rights, as do United States laws. There can be no assurance that legal protections relied upon by Zebra to protect its proprietary position will be adequate. While Zebra’s intellectual property is valuable and provides certain competitive advantages, we do not believe that the legal protections afforded to our intellectual property are fundamental to our success.

Other trademarks mentioned in this report are the property of their respective holders and include IBM, a registered trademark of International Business Machines; Kodak, a registered trademark of the Eastman Kodak; UNIX, a registered trademark of UNIX Systems Laboratories; MS/DOS and Windows, registered trademarks of Microsoft; SAP, a registered trademark of SAP AG; Linux, a registered trademark of Linus Torvalds; and Accelio Present Central, a registered trademark of Accelio. Bluetooth is a trademark owned by Bluetooth SIG and used by Zebra under license.

Employees

As of February 25, 2004, Zebra employed approximately 2,200 persons. None of these employees is a member of a union. We consider our employee relations to be very good.

Item 2.                                   Properties

Zebra’s corporate headquarters are located in Vernon Hills, Illinois, a northern suburb of Chicago. Zebra conducts its operations from a custom-designed facility at this location, which provides approximately 225,000 square feet of space. Approximately 113,000 square feet have been allocated to office and laboratory functions and 112,000 square feet to manufacturing and warehousing. This facility was constructed in 1989 and expanded in 1993, 1995, 1996 and 1999. It is owned and leased to Zebra, under a lease terminating on June 30, 2014, by Unique Building Corporation, a corporation owned in part by Edward Kaplan and Gerhard Cless, both executive officers and directors of Zebra.

Zebra’s major facilities as of December 31, 2003, are listed below:

	Square Footage
Location	Manufacturing, Production & Warehousing	Administrative, Research & Sales	Total	Lease Expires
Vernon Hills, Illinois, USA	111,676	113,429	225,105	June 2014
Camarillo, California, USA	97,921	72,156	170,077	Owned
Warwick, Rhode Island, USA	50,872	48,968	99,840	April 2005
Wakefield, Rhode Island, USA	23,588	8,725	32,313	December 2004
Greenville, Wisconsin, USA	27,000	3,000	30,000	March 2007
High Wycombe, UK	—	24,700	24,700	October 2018
Preston, UK	30,450	8,600	39,050	Owned
Varades, France	8,151	5,919	14,070	December 2006
Total	349,658	285,497	635,155

Zebra leases various facilities around the world, which are dedicated to administrative, research and sales functions. The amounts related to these leases, solely or in aggregate, are not material to the consolidated financial statements.

During 1999, Zebra consolidated United Kingdom facilities, moving distribution of its Wokingham and High Wycombe facilities to the Preston location, and transferring Wokingham associates to the renovated High Wycombe location. The vacant Wokingham facility totals 27,000 square feet and has a lease that expires in October 2010. Zebra is actively marketing the property, seeking to sublease it through October 2010.  We believe that the current rent is approximately equal to the amount we will receive from a sublease. We have accrued for rent during an estimated 12-month marketing period. This building was previously subleased through December 31, 2003.

Zebra has announced plans to close its Varades, France facility in early 2004. See Note 18 for further details related to the closing. Zebra France leases the Varades building under a series of capital leases. It is our intention to exercise our option to purchase the building under those capital leases, and then subsequently sell the building. We believe that the resale value will be approximately equal to the book value of the building.

We also announced plans to consolidate our Warwick, Rhode Island, printer manufacturing and repair service business into our Camarillo, California, and Vernon Hills, Illinois, locations. The completion of that consolidation activity will coincide with the expiration of the current lease term in April 2005. At that time, Zebra has a series of four additional two-year option periods to continue the use of that facility. We will be evaluating our space requirements in Rhode Island, and determining the appropriate course of action during 2004. This action might include extending the current lease or consolidating operations with the Wakefield, Rhode Island, facility in a new location.

Item 3.                                   Legal Proceedings

On April 23, 2003, Paxar Americas, Inc. (Paxar Americas) filed a patent infringement lawsuit in the United States District Court for the Southern District of Ohio against Zebra and certain of its subsidiaries. Paxar Americas’ Complaint alleges that certain of Zebra’s printer products infringe one or more of eight identified Paxar Americas patents, although not each product is accused of infringing each patent. Zebra has filed an Answer to Paxar Americas’ Complaint, denying Paxar Americas’ allegations of infringement and asserting several affirmative defenses, including the invalidity of Paxar Americas’ asserted patent claims.

On November 21, 2003, Zebra’s subsidiary, ZIH Corp. (ZIH), filed a Complaint in the United States District Court for the District of Massachusetts against Paxar Corporation, alleging that Paxar Corporation printers infringe ZIH’s U.S. Patent Nos. 5,813,343 and 5,860,753. Paxar Corporation answered ZIH’s Complaint, denying infringement and seeking a declaratory judgment that ZIH’s patents-in-suit are not infringed and are invalid and/or unenforceable. Paxar Corporation filed a motion to transfer ZIH’s Massachusetts suit to Ohio federal court. ZIH opposed Paxar Corporation’s motion to transfer, and the parties are awaiting the Court’s ruling on the transfer motion.

On November 25, 2003, Paxar Americas filed a Complaint against ZIH in the United States District Court for the Southern District of Ohio, seeking a declaratory judgment that the patents asserted by ZIH in its Massachusetts Complaint are not infringed and are invalid and unenforceable. On December 17, 2003, Paxar Americas amended its complaint to add Zebra Technologies Corporation as a defendant. The parties have filed a motion to stay this action pending the Massachusetts District Court’s ruling on Paxar Corporation’s motion to transfer. The parties have agreed to file a motion to transfer this action to the Massachusetts District Court if the Massachusetts District Court denies Paxar Corporation’s pending motion to transfer.

The outcome of litigation is inherently uncertain, particularly in cases such as these where sophisticated factual issues must be assessed and complex technical issues must be decided. As a result, we cannot accurately predict the outcome of these lawsuits. In the event we are unsuccessful in our defense of Paxar Americas’ infringement claims, we could be liable for economic and other damages, and we may be forced to incur ongoing licensing expenses or to change how we design, manufacture and market our products. The patents that ZIH has asserted against Paxar Corporation could be found invalid. We expect to incur substantial fees to prosecute and defend these lawsuits. We are unable at this time to estimate the range of the potential liability that would result from an unsuccessful defense, and consistent with the requirements of SFAS No. 5, Accounting for Contingencies, no liability has been recorded in Zebra’s consolidated financial statements as of December 31, 2003.

Item 4.                                   Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.                                   Market for Registrant’s Common Stock and Related Stockholder Matters

Stock Information: Price Range and Common Stock

Our Class A Common Stock is traded on the Nasdaq Stock Market under the symbol ZBRA. The following table shows the high and low trade prices for each quarter in 2003 and 2002, as reported by the Nasdaq Stock Market. We adjusted all share prices for a 50% stock dividend that was distributed on August 21, 2003. On July 1, 2003, all of Zebra’s Class B Common Stock that was outstanding at the time converted into an equal number of Class A Common Stock. As a result of this conversion, Zebra has one class of common stock outstanding.

2003	High	Low
First Quarter	$43.49	$35.87
Second Quarter	51.93	38.33
Third Quarter	56.08	48.75
Fourth Quarter	67.20	51.30

2002	High	Low
First Quarter	$39.33	$31.51
Second Quarter	40.10	31.58
Third Quarter	38.63	30.08
Fourth Quarter	45.73	32.33

Source: The Nasdaq Stock Market

At February 20, 2004, the last reported price for the Class A Common Stock was $66.39 per share, and there were 380 registered stockholders of record for the Company’s Class A Common Stock.

Dividend Policy

Since our initial public offering in 1991, we have not declared any cash dividends or distributions on our capital stock. Zebra intends to retain its earnings to finance future growth and therefore does not anticipate paying any cash dividends in the foreseeable future.

Item 6.                                   Selected Consolidated Financial Data

CONSOLIDATED STATEMENTS OF EARNINGS DATA
(In thousands, except per share amounts)

	Year Ended December 31,
	2003		2002		2001		2000		1999
Net sales	$536,397		$475,611		$450,008		$481,569		$402,213
Cost of sales	263,320		244,864		240,115		249,141		198,942
Gross profit	273,077		230,747		209,893		232,428		203,271
Total operating expenses	143,859	(1)	128,942	(3)(4)	117,434	(4)	123,758	(4)	99,487	(5)
Operating income	129,218	(1)	101,805	(3)(4)	92,459	(4)	108,670	(4)	103,784	(5)
Income before income taxes	135,992	(1)	110,883	(3)(4)	96,139	(4)	111,911	(4)	108,800	(5)
Net income	$91,696	(1)	$71,595	(3)(4)	$61,529	(4)	$71,622	(4)	$69,632	(5)

Earnings per share
Basic	$1.95	(1)	$1.54	(2)(3)(4)	$1.34	(2)(4)	$1.59	(2)(4)	$1.49	(2)(5)
Diluted	$1.92	(1)	$1.53	(2)(3)(4)	$1.33	(2)(4)	$1.57	(2)(4)	$1.47	(2)(5)

Weighted average shares outstanding
Basic	47,098		45,452	(2)	45,949	(2)	45,049	(2)	46,762	(2)
Diluted	47,663		46,870	(2)	46,305	(2)	45,593	(2)	47,281	(2)

CONSOLIDATED BALANCE SHEET DATA
(In thousands)

	December 31,
	2003	2002	2001	2000	1999
Cash and cash equivalents and investments and marketable securities	$449,964	$348,577	$249,349	$156,714	$235,568
Working capital	533,274	427,676	330,510	256,799	302,804
Total assets	705,488	573,088	479,556	418,896	394,643
Long-term obligations	2,795	1,613	408	513	664
Stockholders’ equity	651,915	534,155	445,007	371,288	349,307

(1)

Includes pretax charges of $1,232 related to the closure of the Varades, France facility and $701 for integration and in-process research and development costs related to the acquisition of Atlantek, Inc.

(2)	Restated for a 3-for-2 stock split in 2003 that was paid in the form of a 50% stock dividend.
(3)	Includes $3,300 in operating expenses related to the terminated acquisition of Fargo Electronics, Inc.
(4)

Includes pretax charges for integration costs relating to the acquisition of Comtec Information Systems, Inc., and the merger with Eltron International, Inc. of $73 in 2002, $1,838 in 2001 and $11,066 in 2000.

(5)	Includes a pretax charge for integration costs of $6,341 in 1999 relating to the merger with Eltron International, Inc.

Item 7.                                   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations: Fourth Quarter of 2003 versus Fourth Quarter of 2002, Year ended December 31, 2003 versus Year ended December 31, 2002

Sales

Sales by product category, percent change, and percent of total sales for the three months and year ended December 31, 2003, and December 31, 2002, were (in thousands, except percentages):

Three Months Ended December 31,

			Percent Change

				Percent of Total Sales - 2003

					Percent of Total Sales - 2002

Product Category	2003	2002
Hardware	$113,263	$96,031	17.9	76.9	76.0
Supplies	26,738	23,945	11.7	18.2	19.0
Service and software	6,165	5,451	13.1	4.2	4.3
Shipping and handling	1,184	897	32.0	0.8	0.7
Cash flow hedging activities	(150)	—	—	(0.1)	—
Total sales	$147,200	$126,324	16.5	100.0	100.0

Year Ended December 31,

			Percent Change

				Percent of Total Sales - 2003

					Percent of Total Sales - 2002

Product Category	2003	2002
Hardware	$409,144	$360,185	13.6	76.3	75.7
Supplies	98,519	87,981	12.0	18.4	18.5
Service and software	24,355	23,301	4.5	4.5	4.9
Shipping and handling	4,113	4,144	(0.7)	0.8	0.9
Cash flow hedging activities	266	—	—	—	—
Total sales	$536,397	$475,611	12.8	100.0	100.0

Sales to customers by geographic region, percent changes and percent of total sales for the three months and year ended December 31, 2003, and December 31, 2002, were (in thousands, except percentages):

	Three Months Ended December 31,		Percent Change	Percent of Total Sales - 2003	Percent of Total Sales - 2002
Geographic Region	2003	2002
Europe, Middle East and Africa	$47,893	$39,595	21.0	32.5	31.3
Latin America	7,978	7,291	9.4	5.4	5.8
Asia-Pacific	14,215	10,267	38.5	9.7	8.1
Total International	70,086	57,153	22.6	47.6	45.2
North America	77,114	69,171	11.5	52.4	54.8
Total sales	$147,200	$126,324	16.5	100.0	100.0

	Year Ended December 31,		Percent Change	Percent of Total Sales - 2003	Percent of Total Sales - 2002
Geographic Region	2003	2002
Europe, Middle East and Africa	$170,544	$142,273	19.9	31.8	29.9
Latin America	29,406	28,097	4.7	5.5	5.9
Asia-Pacific	43,904	34,953	25.6	8.2	7.3
Total International	243,854	205,323	18.8	45.5	43.1
North America	292,543	270,288	8.2	54.5	56.9
Total sales	$536,397	$475,611	12.8	100.0	100.0

We have consistently invested in sales, marketing and product development to support long-term sales growth including:

•                  Expanding our geographic presence by placing Zebra representatives in high-growth geographic markets to expand channel relationships and to support the work of existing reseller partners. During 2002, we put new Zebra representatives in Poland, Dubai, Russia, Australia, Brazil and Argentina. We also added representatives in Mexico and China during 2003. These additions are an important reason for the increase in the Asia-Pacific and the Latin American regions during the fourth quarter and the full year of 2003.

•                  Increasing our European representation in mobile and business development manager resources in Germany, Italy, France, and Spain during 2003.

•                  Building infrastructure to deliver business improvement applications to high-growth vertical markets. During 2003, we also added marketing resources to support emerging radio frequency identification (RFID) opportunities.

New printer products (defined as printers released within 18 months prior to the end of the applicable fiscal period) accounted for 21.8% of printer sales in the fourth quarter of 2003 and 2002. For the full year, new printer products accounted for 23.3% of printer sales in 2003, compared with 22.2% in 2002.

Our international sales are denominated in multiple currencies, primarily the dollar, pound and euro, which causes our reported sales to be subject to fluctuations based on changes in currency rates. When significant currency rate fluctuations occur, we review our pricing and make appropriate changes in order to maintain our competitive position.

Since the third quarter of 2002, the dollar has weakened significantly against both the euro and pound. As a result, our fourth quarter sales translated into dollars increased by $6,253,000 or 4.9 percentage points compared to translating the same sales using the exchange rates that prevailed a year ago. Competitive pricing adjustments caused by the currency situation reduced sales by $3,590,000 or 2.8 percentage points. In total, the net increase related to exchange rate fluctuations was $2,663,000 during the quarter.

For the full year of 2003, sales translated into dollars increased by $24,783,000 or 5.2 percentage points compared to translating the same sales using the exchange rates that prevailed in 2002. We adjusted our pricing to remain competitive in markets experiencing currency strength against the dollar. These competitive pricing adjustments reduced sales by $12,610,000 or 2.7 percentage points. In total, the net increase related to exchange rate fluctuations was $12,173,000 during 2003.

Although management cannot forecast the future direction of foreign exchange rate movements, if rates remain near the levels experienced during 2003, Zebra may continue to benefit from exchange rate gains during 2004. However, it is possible that a continued weak dollar versus the pound and euro may cause our current pricing to be uncompetitive and require price reductions. These reductions would decrease the benefits of the current favorable exchange rates.

During 2003, we began a program to hedge a portion of our forecasted euro-denominated sales, so that if exchange rate trends reverse, we will still achieve some benefit from the current favorable rates. See Note 14 to the financial statements for a more detailed discussion of this hedging program.

Printer unit volumes and average selling price information is summarized below:

	Three Months Ended December 31,		Percent Change	Year Ended December 31,		Percent Change
	2003	2002		2003	2002
Total printers shipped	145,834	129,299	12.8	540,431	491,111	10.0
Average selling price of printers shipped	$640	$617	3.7	$627	$614	2.1

For the fourth quarter of 2003, mobile printers accounted for 9.3 percentage points of the total 12.8% volume increase. This increase is a result of more companies adopting technology for wireless networks. The increase in the average unit selling prices was a result of higher average prices for mid-range tabletop printers and print engines, offset by the higher mobile printer volumes.

For the full year of 2003, the increase in printer volume was due to higher sales volume of desktop and mobile printers similar to the increases for the fourth quarter. Average unit selling price increases were related to increases in the average unit selling prices of mid-range desktop printers, portable printers and print engines. Average unit selling prices were also being reduced by the increased volume of the lower priced mobile printers.

Gross Profit

Gross profit information is summarized below (in thousands, except percentages):

December 31,

			Percent Change

				Percent of Total Sales - 2003

					Percent of Total Sales – 2002

	2003	2002
Three months ended	$74,397	$62,564	18.9	50.5	49.5
Year ended	273,077	230,747	18.3	50.9	48.5

The major contributors to the margin improvement were:

•                  Higher capacity utilization related to the higher sales volume, representing $6,008,000 of the total gross profit increase for the fourth quarter of 2003 and $17,417,000 for the full year.

•                  Foreign exchange rate movements and related pricing adjustments, which we estimate increased gross profit by $2,276,000 for the fourth quarter of 2003. For the full year, gross profit is estimated to have been $10,900,000 higher due to foreign exchange rate movements, net of related pricing adjustments.

•                  Component cost reductions contributed $2,255,000 to the margin improvement during the fourth quarter and $9,371,000 for the full year.

Selling and Marketing Expenses

Selling and marketing expenses are summarized below (in thousands, except percentages):

December 31,

			Percent Change

				Percent of Total Sales - 2003

					Percent of Total Sales – 2002

	2003	2002
Three months ended	$19,506	$16,354	19.3	13.3	12.9
Year ended	66,635	56,176	18.6	12.4	11.8

We continue to make significant investments in demand-generating activities. During the fourth quarter of 2003, increased selling and marketing expenses were primarily in payroll and benefits. Other costs that increased during the fourth quarter were advertising, publications and market research, travel and entertainment, and demonstration units. Year to-date, in addition to increases in the items mentioned above, we increased market development fund expenses. These increases are largely the result of our focus on vertical market development and international expansion.

Research and Development Costs

Zebra is committed to a long-term strategy of significant investment in product development. To maintain and build our product pipeline, we made expenditures in research and development, summarized below (in thousands, except percentages):

December 31,

			Percent Change

				Percent of Total Sales - 2003

					Percent of Total Sales - 2002

	2003	2002
Three months ended	$8,722	$6,673	30.7	5.9	5.3
Year ended	31,759	29,210	8.7	5.9	6.1

Quarterly product development expenses fluctuate widely depending on the status of ongoing projects. For the fourth quarter of 2003, research and development expenses increased because of an increase in payroll and benefits with related increases in headcounts and increases in project expenses. Higher project expenses are related to the reduction of expenses in the fourth quarter of 2002 of $1,092,000 for third party funded engineering costs, which did not reoccur in 2003. This amount represents 16.4% of the total increase in research and development expenses for the fourth quarter.

For the full year, project expenses were up $1,669,000 with the majority of that increase related to $1,542,000 in reductions related to third party funded engineering costs that had occurred in 2002 but did not reoccur in 2003. In addition, payroll and benefits were up $1,752,000 over 2002, but consulting expenses were down $945,000.

We believe that there will be long-term growth in the use of radio frequency identification (RFID) in supply chain and other applications, and that Zebra is well positioned to participate in that growth. We introduced new products that extend RFID technologies into our bar code label printers, and we anticipate investing a larger portion of our future R&D expenditures on the development of RFID printer/encoders.

General and Administrative Expenses

General and administrative expenses are summarized in the table below (in thousands, except percentages):

December 31,

			Percent Change

				Percent of Total Sales - 2003

					Percent of Total Sales - 2002

	2003	2002
Three months ended	$11,456	$10,733	6.7	7.8	8.5
Year ended	41,892	38,689	8.3	7.8	8.1

For the fourth quarter of 2003, general and administrative expenses increased $721,000 and include $477,000 of increased legal expenses, which was primarily related to litigation with Paxar described in Note 15 to the consolidated financial statements. Other increases were related to personnel costs.

For the full year of 2003, general and administrative expenses include $596,000 of increased legal expenses related to:

•                  Litigation with Paxar

•                  Increased intellectual property work

•                  International activity

•                  General contract review.

In addition to legal expenses in 2003, we saw an increase in director and officer liability insurance and administrative personnel costs. A portion of these costs resulted from new compliance requirements of the Sarbanes-Oxley Act of 2002 and related regulations. Offsetting these increases was a decline in consulting expenses.

As a percentage of net sales, general and administrative expenses declined, because we took actions to control costs, including the compliance activities discussed above. As a result, our general and administrative costs have grown slower than the rate of sales growth. We expect that trend to continue.

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

Exit Costs

During the fourth quarter of 2003, we announced a plan to close our engineering site in Varades, France. This plan will be accounted for under SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Included in operating expenses for the fourth quarter of 2003 and the full year are exit costs, consisting of primarily severance, in the amount of $1,232,000.

During January 2004, we announced plans to consolidate our Warwick, Rhode Island, printer manufacturing and repair service business into our Camarillo, California and Vernon Hills, Illinois locations. Although no costs have been accrued in the fourth quarter of 2003, we anticipate that during 2004 we will incur additional expenses of $1,648,000 of which approximately $400,000 will be incurred during the first quarter. See Note 18 to the consolidated financial statements.

Operating Income

Operating income is summarized in the following table (in thousands, except percentages):

December 31,

			Percent Change

				Percent of Total Sales - 2003

					Percent of Total Sales - 2002

	2003	2002
Three months ended	$32,253	$28,417	13.5	21.9	22.5
Year ended	129,218	101,805	26.9	24.1	21.4

The increase in operating income is attributable to the following factors:

•                  Accelerated sales growth compared to 2002,

•                  Improved gross margins resulting from increased overhead utilization,

•                  Favorable changes in foreign exchange rates for Zebra’s non-dollar denominated business, and

•                  Cost controls that held operating expense growth slightly below the rate of sales growth.

As a result of these actions, operating income increased by 3.0 percentage points more than the rate of sales growth during the fourth quarter, and 14.1 percentage points more than the rate of sales growth for the full year.

Non-operating Income and Expenses

Zebra’s non-operating income and expense items are summarized in the following table (in thousands):

	Three Months Ended December 31,		Year Ended December 31,
	2003	2002	2003	2002
Investment income	$4,079	$2,422	$8,553	$10,004
Interest expense	(38)	(118)	(154)	(319)
Foreign exchange gains (losses)	(304)	673	(552)	347
Other, net	(524)	(121)	(1,073)	(954)
Total other income (expense)	$3,213	$2,856	$6,774	$9,078

Higher investment balances resulted in an increase in investment income for the fourth quarter. While investment balances were higher in 2003, year-to-date investment income decreased from last year, because 2002 results included a $1,953,000 realized gain on the sale of 585,000 shares of Fargo Electronics during the first quarter of 2002.

For the fourth quarter of 2003, we had the following two unusual items that increased investment income in relation to the fourth quarter of 2002:

•                  Interest income of $422,000 was received, which was related to refunds of taxes from the Internal Revenue Service research and experimentation credit and the State of Illinois tax settlement.

•                  Investment income includes a $600,000 increase in realized gains from partnership interests during the fourth quarter.

Income Taxes

The effective income tax rate for the fourth quarter was 31.2%, compared with 35.0% for the same quarter last year. This rate is lower than the 35.0% effective tax rate that Zebra has recorded since early 2002, because of the net effect of a nonrecurring tax item during the quarter.

During the fourth quarter, Zebra settled its long-standing dispute with the Illinois Department of Revenue. We recorded a decrease to income tax expense of $1,342,000, because our reserves for this tax dispute exceeded the amount of the settlement. See Note 11 to the consolidated financial statements for more details. Without the effect of this settlement, our effective income tax rate would have been 35% for the quarter.

During the third quarter of 2003, we eliminated a reserve related to research and experimentation tax credits that were claimed and recorded a reduction to income tax expense of $1,947,000. During the first two quarters of 2003, we filed refund applications totaling $1,947,000 with the Internal Revenue Service and Departments of Revenue for Illinois and California related to research and experimentation tax credits for 1998 to 2001. Because of the uncertainty of receiving the credits, which require significant subjective analysis, we established a 100% reserve against the contingent receivable for the refunds during each of the first two quarters of 2003. In September 2003 the IRS approved our refund applications. Because California and Illinois law mirror the Federal Tax Code, we now expect to have those refunds approved as well.

For 2003, the effective income tax rate was 32.6% versus 35.4% for 2002. Excluding the two tax adjustments discussed above, our effective tax rate would have been 35% for 2003. With the settlement of the Illinois tax dispute, we anticipate our tax provision rate will be 34.75% beginning in the first quarter of 2004.

Net Income

Zebra’s net income is summarized below (in thousands, except per share amounts):

	Three Months Ended December 31,		Year Ended December 31,
	2003	2002	2003	2002
Net income	$24,395	$20,328	$91,696	$71,595
Diluted earnings per share	$0.51	$0.43	$1.92	$1.53

Comparison of Years Ended December 31, 2002 and 2001

Sales

Sales by product category, related percent changes and percent of total sales for 2002 and 2001 were as follows:

Year Ended December 31,

			Percent Change

				Percent of Total Sales - 2002

					Percent of Total Sales - 2001

Product Category	2002	2001
Hardware	$360,185	$339,895	6.0	75.7	75.6
Supplies	87,981	85,266	3.2	18.5	18.9
Service and software	23,301	19,336	20.5	4.9	4.3
Shipping and handling	4,144	5,511	(24.8)	0.9	1.2
Total sales	$475,611	$450,008	5.7	100.0	100.0

Sales to customers by geographic region, related percent changes, and percent of total sales for 2002 and 2001 were as follows:

Year Ended December 31,

			Percent Change

				Percent of Total Sales - 2002

					Percent of Total Sales - 2001

Geographic Region	2002	2001
Europe, Middle East and Africa	$142,273	$128,348	10.8	29.9	28.5
Latin America	28,097	21,752	29.2	5.9	4.8
Asia-Pacific	34,953	29,953	16.7	7.3	6.7
Total International	205,323	180,053	14.0	43.1	40.0
North America	270,288	269,955	0.1	56.9	60.0
Total sales	$475,611	$450,008	5.7	100.0	100.0

During 2002 and 2001, despite an economic downturn, Zebra implemented a growth strategy including:

•                  New Product Introductions—During 2002, Zebra spent $29 million on new product development activities, for salaries, benefits, consulting and legal services, market research, and related activities. Fourteen new products or derivative products were introduced during 2002, compared to 11 new products introduced during 2001.  Additionally, products introduced within the 18-month period ended December 31, 2002, represented 22% of printer sales for 2002.

•                  Expanded International Coverage—We opened six new sales offices during late 2001 through 2002, including Poland, Dubai, Russia, Australia, Brazil, and Argentina. We believe international regions, particularly Asia-Pacific, Latin America and Eastern Europe, hold significant growth potential.

•                  New sales and marketing programs—We organized sales and marketing efforts to support a sales strategy that demonstrates the business benefits associated with implementing bar code labeling and specialty printing solutions.

In North America, we recorded positive sales growth in the second, third and fourth quarters of 2002, compared with the corresponding periods of 2001. Overall, however, the slow U.S. economy continued to limit sales growth of bar code label and receipt printers to rates below our historical average.

	Year Ended December 31,		Percent Change
	2002	2001
Total printers shipped	491,111	441,300	11.3
Average selling price of printers shipped	$614	$641	(4.2)

All three of our international regions – Europe, Asia Pacific, and Latin America – had record sales and contributed to the significant growth in international sales in 2002. Increased numbers of Zebra representatives in these regions, including the formation of a sales team in Europe for mobile printing solutions in 2001, was an important factor in the growth of international sales.

On a dollar-volume basis, the largest increase occurred in the European region. The strength of the pound and the euro versus the dollar increased sales for Zebra’s European region by approximately $5,565,000, compared with exchange rates that prevailed during 2001.

Gross Profit

Gross profit information is summarized below (in thousands except percentages)

	For the Year Ended

		Percent of Total Sales

December 31, 2002	$230,747	48.5
December 31, 2001	$209,893	46.6
Percent Change	9.9

Gross profit increased due to:

•                  Higher capacity utilization related to the higher sales volume, representing $8,514,800 of the total gross profit increase for 2002.

•                  Foreign exchange rate movements, which we estimate increased gross profit by $4,377,000 for 2002, compared with the exchange rates that prevailed during 2001.

•                  Cost reductions, which represented $3,798,000 of the gross profit increase for 2002.

Selling and Marketing Expenses

Selling and marketing expenses are summarized below (in thousands, except percentages):

	For the Year Ended	Percent of Total Sales
December 31, 2002	$56,176	11.8
December 31, 2001	$49,688	11.0
Percent Change	13.1

The increase in selling and marketing expenses resulted from:

•                  Increased headcount in selling and marketing staff, including the new international offices opened in late 2001 and through 2002.

•                  Performance-related payroll expenses, specifically commissions and bonuses related to Zebra’s growth in net sales.

•                  Trade show, travel and consulting expenses.

Research and Development Costs

Research and development costs are summarized below (in thousands, except percentages):

	For the Year Ended	Percent of Total Sales
December 31, 2002	$29,210	6.1
December 31, 2001	$28,184	6.3
Percent Change	3.6

Printer products introduced over an 18-month period that ended December 31, 2002 accounted for approximately 22% of printer sales for 2002, compared with 20% for the comparable period ending December 31, 2001. Higher project and personnel expenses were partially offset by lower expenditures for consulting services. We consider our ability to develop and introduce new products to be a significant competitive factor. Accordingly, we expect to continue high levels of expenditures on the development of a broad range of printers and related items.

General and Administrative Expenses

General and administrative expenses are summarized below (in thousands, except percentages):

	For the Year Ended	Percent of Total Sales
December 31, 2002	$38,689	8.1
December 31, 2001	$32,491	7.2
Percent Change	19.1

The increase in general and administrative expenses was due to:

•                  Higher bonus payments related to the growth in net sales and profits,

•                  Consulting expenses for the development and implementation of growth strategies,

•                  Information systems, and

•                  Increased insurance costs.

Amortization of Intangible Assets

During 2002, Zebra recorded $1,494,000 in amortization of intangible assets, compared with $5,233,000 for 2001. During the first quarter of 2002, Zebra implemented SFAS No. 142, Goodwill and Other Intangible Assets, which replaces the requirements to amortize intangible assets with indefinite lives and goodwill with a requirement for an annual impairment test. SFAS No. 142 also establishes requirements for identifiable intangible assets. As a result, during the first quarter of 2002 Zebra reclassified $21,272,000 of intangible assets into goodwill, as such assets, which included assembled workforce and customer lists, did not meet the criteria for recognition as an asset apart from goodwill under SFAS No. 142. Operating income for 2001 includes $3,835,000 of amortization of goodwill and other intangible assets that are not included in the 2002 results due to the implementation of SFAS No. 142.

Costs Related to Terminated Acquisitions and Merger Costs

During 2002, we terminated the acquisition agreement and tender offer in which Zebra would acquire all outstanding shares of common stock (including associated rights to purchase preferred stock) of Fargo Electronics, Inc. for $7.25 per share in cash. During the time that the tender offer was active, we incurred legal, accounting and other expenses related to the proposed acquisition that would have been treated as part of the purchase price had the tender offer been completed. We expensed $3,300,000 of these costs at the cancellation of the tender offer.

We incurred merger costs of $73,000 in 2002 and $1,838,000 in 2001. These costs related to the acquisition of Comtec Information Systems in April 2000. These costs and the related activities were completed during 2002.

Operating Income

Operating income is summarized in the following table (in thousands, except percentages):

	For the Year Ended	Percent of Total Sales
December 31, 2002	$101,805	21.4
December 31, 2001	$92,459	20.5
Percent Change	10.1

The increase in operating income is attributable to the following factors:

•                  Sales growth,

•                  Improved gross margins resulting from increased overhead utilization,

•                  Favorable changes in foreign exchange rates for Zebra’s non-dollar denominated business, and

•                  Cost controls that held operating expense growth slightly below the rate of sales growth.

As a result of these actions, operating income increased by 4.4 percentage points more than the rate of sales growth during 2002.

Non-operating Income and Expenses

Zebra’s non-operating income and expense items are summarized in the following table (in thousands):

	Year Ended December 31,
	2002	2001
Investment income	$10,004	$5,419
Interest expense	(319)	(231)
Foreign exchange gains (losses)	347	(896)
Other, net	(954)	(612)
Total other income (expense)	$9,078	$3,680

Favorable investment income was a result of a $1,953,000 pre-tax gain on the sale of 585,000 shares of common stock of Fargo Electronics, in addition to the absence of a $2,242,000 pre-tax write-down of a long-term investment that occurred in 2001. The write-down occurred because the decline in the asset’s value was viewed as other than temporary. This write-down reduced 2001 diluted earnings by $0.03 per share. Zebra recorded an additional write-down of $193,000 for this investment in 2002.

Income Taxes

The effective income tax rate for 2002 was 35.4% versus 36.0% in 2001. This change is the result of implementing tax minimization strategies during the third quarter of 2002.

Net Income

Zebra’s net income is summarized below (in thousands, except per share amounts):

	Year Ended December 31,
	2002	2001
Net income	$71,595	$61,529
Diluted earnings per share	$1.53	$1.33

Critical Accounting Policies and Estimates

Management prepared the consolidated financial statements of Zebra Technologies Corporation under accounting principles generally accepted in the United States of America. These principles require the use of estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions we used are reasonable, based upon the information available.

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

Revenue Recognition

Zebra recognizes sales from product sales at the time of shipment and passage of title, which are generally the same. Other items that affect our revenue recognition include:

Customer returns

Customers have the right to return products that do not function properly within a limited time after delivery. We monitor and track product returns and record a provision for the estimated future returns based on historical experience and any notification received of pending returns. Returns have historically been within expectations and the provisions established, but Zebra cannot guarantee that it will continue to experience return rates consistent with historical patterns. A significant increase in product failure rates and the resulting credit returns could have a material effect on our operating results. A 10% increase (decrease) in returns above historical levels would have decreased (increased) operating income for the fourth quarter of 2003 by $132,000, or 0.4% of operating income.

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

Price Protection

Some of our customers are offered price protection by Zebra as an incentive to carry inventory of our product. These price protection plans provide that if we lower prices, we will credit them for the price decrease on inventory they hold. We estimate future payments under price protection programs quarterly and establish a reserve, which is charged against revenue. Our customers typically carry limited amounts of inventory, and Zebra infrequently lowers prices on current products. As a result, the amounts paid under theses plans have been minimal. We cannot guarantee that this minimal level will continue.

Software Revenue

We sell three types of software and record revenue as follows:

•                  Our printers contain embedded firmware, which is part of the hardware purchase. We consider the sale of this firmware to be incidental to the sale of the printer and do not attribute any revenue to it.

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

Investments and Marketable Securities

Investments and marketable securities at December 31, 2003, consisted of U.S. government securities (44.8%), state and municipal bonds (45.4%), corporate bonds (4.6%), partnership interests (4.4%) and equity securities (0.8%). We classify our debt and marketable equity securities in one of three categories: trading, available-for-sale or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities that Zebra has the ability and intent to hold until maturity. All securities not included in trading or held-to-maturity are classified as available-for-sale.

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

During the first quarter of 2003, we changed the classification of certain of our investments and marketable securities from the trading category to the available-for-sale category, because we are no longer buying securities with the intent of selling them in the near-term. In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, the market value as of the date of the change is now the new cost basis, and all future unrealized gains and losses will be reflected in the accumulated other comprehensive income section of stockholders’ equity in the balance sheet. This change was made because of changes in our investment strategies and is consistent with the classification of our investments and marketable securities as defined in SFAS No. 115. Approximately $256,000,000 of our $330,159,000 of investments was transferred from the trading category to the available-for-sale category.

Accounts Receivable

We have standardized credit granting and review policies and procedures for all customer accounts, including:

•                  Credit reviews of all new customer accounts,

•                  Ongoing credit evaluations of current customers,

•                  Credit limits and payment terms based on available credit information,

•                  Adjustments to credit limits based upon payment history and the customer’s current credit worthiness, and

•                  An active collection effort by regional credit functions, reporting directly to the corporate financial officers.

We reserve for estimated credit losses based upon historical experience and specific customer collection issues. Over the last three years, accounts receivable reserves varied from 1.7% to 2.9% of total accounts receivable. Accounts receivable reserves as of December 31, 2003, were $1,388,000, or 1.7% of the balance due. We feel this reserve level is appropriate considering the improved quality of the portfolio as of December 31, 2003. While credit losses have historically been within expectations and the provisions established, we cannot guarantee that our credit loss experience will continue to be consistent with historical experience.

Inventories

We value our inventories at the lower of the actual cost to purchase or manufacture using the first-in, first-out (FIFO) method, or the current estimated market value. We review inventory quantities on hand and record a provision for excess and obsolete inventory based on forecasts of product demand and production requirements for the subsequent twelve months.

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

Over the last three years, our reserves for excess and obsolete inventories have ranged from 10.1% to 13.1% of gross inventory. As of December 31, 2003, reserves for excess and obsolete inventories were $6,408,000, or 13.1% of gross inventory. Reserves increased during 2003 due to products which are in the process of being discontinued.

Valuation of Long-Lived and Intangible Assets and Goodwill

We test the impairment of identifiable intangibles and goodwill each year or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We completed our last assessment during June 2003.

We evaluate the impairment of other long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

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

•                  Significant changes in the manner of use of the acquired assets or the strategy for the overall business

•                  Significant negative industry or economic trends

•                  Significant decline in Zebra’s stock price for a sustained period

•                  Significant decline in market capitalization relative to net book value

If we believe that one or more of the above indicators of impairment have occurred, we measure impairment based on projected discounted cash flows using a discount rate that incorporates the risk inherent in the cash flows. Net intangible assets, long-lived assets and goodwill amounted to $111,242,000 as of December 31, 2003.

Contingencies

We recorded an estimated liability related to contingencies based on our estimates of the probable outcomes. Quarterly, we assess the potential liability related to pending litigation, tax audits and other contingencies and confirm or revise estimates and reserves as appropriate.

On April 23, 2003, Paxar Americas, Inc. (Paxar Americas) filed a patent infringement lawsuit in the United States District Court for the Southern District of Ohio against Zebra and certain of its subsidiaries. Paxar Americas’ Complaint alleges that certain of Zebra’s printer products infringe one or more of eight identified Paxar Americas patents, although not each product is accused of infringing each patent. Zebra has filed an Answer to Paxar Americas’ Complaint, denying Paxar Americas’ allegations of infringement and asserting several affirmative defenses, including the invalidity of Paxar Americas’ asserted patent claims.

On November 21, 2003, ZIH Corp. (ZIH) filed a Complaint in the United States District Court for the District of Massachusetts against Paxar Corporation, alleging that Paxar Corporation printers infringe ZIH’s U.S. Patent Nos. 5,813,343 and 5,860,753. Paxar Corporation answered ZIH’s Complaint, denying infringement and seeking a declaratory judgment that ZIH’s patents-in-suit are not infringed and are invalid and/or unenforceable. Paxar Corporation filed a motion to transfer ZIH’s Massachusetts suit to Ohio federal court. ZIH opposed Paxar Corporation’s motion to transfer, and the parties are awaiting the Court’s ruling on the transfer motion.

On November 25, 2003, Paxar Americas filed a Complaint against ZIH in the United States District Court for the Southern District of Ohio, seeking a declaratory judgment that the patents asserted by ZIH in its Massachusetts Complaint are not infringed and are invalid and unenforceable. On December 17, 2003, Paxar Americas amended its complaint to add Zebra Technologies Corporation as a defendant. The parties have filed a motion to stay this action pending the Massachusetts District Court’s ruling on Paxar Corporation’s motion to transfer. The parties have agreed to file a motion to transfer this action to the Massachusetts District Court if the Massachusetts District Court denies Paxar Corporation’s pending motion to transfer.

We are unable at this time to estimate the range of the potential liability that would result from an unsuccessful defense, and consistent with the requirements of SFAS No. 5, Accounting for Contingencies, no liability has been recorded in Zebra’s consolidated financial statements as of December 31, 2003.

Stock-Based Compensation

As of December 31, 2003, Zebra had three stock-based compensation plans available for future grants. We account for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-based Compensation, to stock-based compensation (in thousands, except per share amounts):

	Year Ended December 31,
	2003	2002	2001
Net income, as reported	$91,696	$71,595	$61,529
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(5,374)	(5,102)	(3,558)
Pro forma net income	$86,322	$66,493	$57,971

Basic earnings per share:
As reported	$1.95	$1.54	$1.34
Pro forma	1.83	1.43	1.26

Diluted earnings per share:
As reported	$1.92	$1.53	$1.33
Pro forma	1.81	1.42	1.25

Expectations

During our quarterly conference call on February 18, 2004, we provided net sales and earnings guidance for the first quarter of 2004 as follows (amounts in thousands, except per share data):

First Quarter 2004
Net sales	$ 145,000 to $150,000
Gross profit margins	50.0% to 51.0%
Operating expenses	$ 38,000 to $40,000
Earnings per share	$ 0.47 to $0.53

The effective tax rate is expected to be 34.75% of income before income taxes.

Liquidity and Capital Resources

Zebra continued to generate cash well in excess of its operating requirements. As a result, Zebra’s cash and investment balances have grown over time. As of December 31, 2003, Zebra had $449,964,000 in cash, cash equivalents, investments and marketable securities, compared with $348,577,000 at December 31, 2002. Factors affecting cash and investment balances during 2003 include:

•                  Operations provided a net cash increase of $109,144,000 primarily from net income.

•                  Accounts receivable increased $5,141,000 (net of the effect of foreign currency translation adjustment) because of higher sales.

•                  Inventories increased $1,659,000, net of foreign currency translation adjustment. This is due to higher sales offset by improvements in inventory utilization. Compared to the same period a year ago, inventory turns increased slightly to 6.8 from 6.7.

•                  Other assets decreased primarily due to the receipt of tax protest deposits returned from the State of Illinois and a decrease in the value of the foreign exchange forward contracts, but these decreases are offset by increases in long-term investments.

•                  With the effect of foreign currency translation adjustment being the predominant cause, accounts payable decreased by $3,156,000.

•                  Accrued expenses, net of the effect of foreign currency translation adjustment, increased due to higher payroll accruals and unearned revenue.

•                  Taxes payable decreased $962,000 because of the timing of tax payments and the settlement of the Illinois tax matter offset by increased profits. In addition, our effective income tax rate decreased to 32.6% in 2003 from 35.4% in 2002.

•                  Purchases of property and equipment totaled $8,407,000.

•                  Stock option exercises contributed $17,620,000.

Zebra’s contractual obligations as of December 31, 2003 were:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	N/A
Capital lease obligations	$705	$190	$365	$63	$87
Operating lease obligations	36,982	4,248	7,146	6,486	19,102
Purchase obligations	38,990	38,990	—	—	—
Other long-term liabilities	N/A
Total	$76,677	$43,428	$7,511	$6,549	$19,189

Purchase obligations are for purchases made in the normal course of business to meet operational requirements, primarily raw materials.

Management believes that existing capital resources and funds generated from operations are sufficient to finance anticipated capital requirements. It is our intention to actively pursue opportunities to acquire other businesses.

Recently Issued Accounting Pronouncements

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

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 clarifies when a contract with an initial net investment meets the characteristics of a derivative and when a derivative contains a financing component that warrants special reporting in the statements of cash flows. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003, and had no impact on Zebra’s financial position or results of operations.

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

Risk Factors

Investors should carefully consider the risks, uncertainties and other factors described below, as well as other disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations, because they could have a material adverse effect on Zebra’s business, financial condition, operating results, and growth prospects.

Zebra could encounter difficulties in any acquisition it undertakes, including unanticipated integration problems and business disruption. Acquisitions could also dilute stockholder value and adversely affect operating results. Proposed acquisitions that are not consummated may result in the write-off of certain acquisition costs.

Zebra may acquire or make investments in other businesses, technologies, services or products. The process of integrating any acquired business, technology, service or product into operations may result in unforeseen operating difficulties and expenditures. Integration of an acquired company also may consume considerable management time and attention, which could otherwise be available for ongoing development of the business. The expected benefits of any acquisition may not be realized. Moreover, Zebra may be unable to identify, negotiate or finance future acquisitions successfully. Future acquisitions could result in potentially dilutive issuances of equity securities or the incurrence of debt, contingent liabilities or amortization expenses. To the extent that a proposed acquisition is not consummated, Zebra may be required to write off certain costs associated with the acquisition, which could be significant.

Zebra may not be able to continue to develop products to address user needs effectively in an industry characterized by rapid technological change.

To be successful, Zebra must adapt to rapidly changing technological and application needs by continually improving its products as well as introducing new products and services to address user demands.

Zebra’s industry is characterized by:

•                  Rapidly changing technology

•                  Evolving industry standards

•                  Frequent new product and service introductions

•                  Evolving distribution channels

•                  Changing customer demands

Future success will depend on Zebra’s ability to adapt in this rapidly evolving environment. Zebra could incur substantial costs if it has to modify its business to adapt to these changes, and may even be unable to adapt to these changes.

Zebra competes in a highly competitive market, which is likely to become more competitive. Competitors may be able to respond more quickly to new or emerging technology and changes in customer requirements.

Zebra faces significant competition in developing and selling its systems. Principal competitors have substantial marketing, financial, development and personnel resources. To remain competitive, Zebra believes it must continue to provide:

•                  Technologically advanced systems that satisfy the user demands,

•                  Superior customer service,

•                  High levels of quality and reliability, and

•                  Dependable and efficient distribution networks.

Zebra cannot assure it will be able to compete successfully against current or future competitors. Increased competition in printers or supplies may result in price reductions, lower gross profit margins and loss of market share, and could require increased spending on research and development, sales and marketing and customer support. Some competitors may make strategic acquisitions or establish cooperative relationships with suppliers or companies that produce complementary products. Any of these factors could reduce Zebra’s earnings.

The inability to protect intellectual property could harm Zebra’s reputation, and its competitive position may be materially damaged.

Zebra’s intellectual property is valuable and provides Zebra with certain competitive advantages. Copyrights, patents, trade secrets and contracts are used to protect these proprietary rights. Despite these precautions, it may be possible for third parties to copy aspects of Zebra’s products or, without authorization, to obtain and use information which Zebra regards as trade secrets.

Zebra sells a significant portion of its products internationally and purchases important components from foreign suppliers. These circumstances create a number of risks.

Zebra sells a significant amount of its products to customers outside the United States. Shipments to international customers are expected to continue to account for a material portion of net sales. Risks associated with sales and purchases outside the United States include:

•                  Fluctuating foreign currency rates could restrict sales, or increase costs of purchasing, in foreign countries.

•                  Foreign governments may impose burdensome tariffs, quotas, taxes, trade barriers or capital flow restrictions.

•                  Political and economic instability may reduce demand for our products, or put our foreign assets at risk.

•                  Restrictions on the export or import of technology may reduce or eliminate the ability to sell in or purchase from certain markets.

•                  Potentially limited intellectual property protection in certain countries, such as China, may limit recourse against infringing products or cause Zebra to refrain from selling in certain geographic territories.

•                  Staffing and managing international operations may be unusually difficult.

•                  Zebra may not be able to control international distributors working on its behalf.

Economic factors, which are outside Zebra’s control, could lead to deterioration in the quality of Zebra’s accounts receivables.

Zebra sells its products to customers in the United States and several other countries around the world. Sales are typically made on unsecured credit terms, which are generally consistent with the prevailing business practices in a given country. A deterioration of economic or political conditions in a country could impair Zebra’s ability to collect on receivables in the affected country.

Infringement on the proprietary rights of others could put Zebra at a competitive disadvantage, and any related litigation could be time consuming and costly.

Third parties may claim that Zebra violated their intellectual property rights. To the extent of a violation of a third party’s patent or other intellectual property right, Zebra may be prevented from operating its business as planned, and may be required to pay damages, to obtain a license, if available, or to use a non-infringing method, if possible, to accomplish its objectives. Any of these claims, with or without merit, could result in costly litigation and divert the attention of key personnel.

Zebra depends on the ongoing service of its senior management and ability to attract and retain other key personnel.

Future success of Zebra is substantially dependent on the continued service and continuing contributions of senior management and other key personnel. The loss of the service of any executive officer or other key employees could adversely affect business. Zebra has no long-term employment agreements with key personnel  and maintains minimal key man life insurance policies on its key employees.

The ability to attract, retain and motivate highly skilled employees is important to Zebra’s long-term success. Competition for personnel in Zebra’s industry is intense, and Zebra may be unable to retain key employees or attract, assimilate or retain other highly qualified employees in the future.

Terrorist attacks or war could lead to further economic instability and adversely affect Zebra’s stock price, operations, and profitability.

The terrorist attacks that occurred in the United States on September 11, 2001 caused major instability in the U.S. and other financial markets. Possible further acts of terrorism and current and future war risks could have a similar impact. The United States continues to take military action against terrorism and is currently engaged in a costly occupation of Iraq. These events may lead to additional armed hostilities or to further acts of terrorism and civil disturbance in the United States or elsewhere, which may further contribute to economic instability. Any such attacks could, among other things, cause further instability in financial markets and could directly, or indirectly through reduced demand, negatively affect Zebra’s facilities and operations or those of its customers or suppliers.

Taxing authority challenges may lead to tax payments exceeding current reserves.

Zebra operates in multiple tax jurisdictions in the United States and worldwide, and uses strategies to minimize its tax expense. Local tax authorities may challenge these tax positions from time to time. Adverse outcomes in these situations may exceed Zebra’s reserves for tax payments and may increase Zebra’s effective tax rate.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

Zebra is exposed to the impact of changes in interest rates because of our large investment portfolio. As stated in our written investment policy, the investment portfolio is viewed as a strategic resource that will be managed to achieve above market rates of return in exchange for accepting a prudent amount of incremental risk, which includes the risk of interest rate movements. Risk tolerance is constrained by an overriding objective to preserve capital across each quarterly reporting cycle.

Zebra mitigates interest rate risk with an investment policy that requires the use of outside professional investment managers, investment liquidity and broad diversification across investment strategies, and which limits the types of investments that may be made. Moreover, the policy requires due diligence of each investment manager both before employment and on an ongoing basis.

The following table sets forth the impact of a one-percentage point movement in interest rates on the value of Zebra’s investment portfolio as of December 31, 2003 (in thousands, except per share data).

Interest rate sensitive instruments	Effect on Pretax Income	Effect on Diluted EPS (after tax)
+1 percentage point movement	$(4,976)	$(0.07)
-1 percentage point movement	$4,976	$0.07

Foreign Exchange Risk

We conduct business in approximately 100 countries throughout the world and, therefore, are exposed to risk based on movements in foreign exchange rates. We generally invoice customers in their local currency and have a resulting foreign currency denominated revenue and accounts receivable. We also purchase certain raw materials and other items in foreign currencies.  We manage these risks using derivative financial instruments.

Hedging of Net Assets

We use forward contracts and options to manage exposure related to our pound and euro denominated net assets. We record gains and losses on these contracts and options in income each quarter along with the translation gains and losses related to our net euro asset position, which would ordinarily offset each other. Summary financial information related to these activities follows (in thousands):

	For the years ended December 31,
	December 31, 2003	December 31, 2002	December 31, 2001
Change in gains (losses) from foreign exchange derivatives	$(3,756)	$(2,579)	$(1,642)
Gain (loss) on net foreign currency assets	3,204	2,926	746
Net foreign exchange gain (loss)	$(552)	$347	$(896)

	December 31, 2003	December 31, 2002
Notional balance of outstanding contracts:
Pound	£8,569	£3,293
Euro	€22,000	€26,000

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

December 31, 2003
Net unrealized losses deferred in other comprehensive income:
Gross	$(1,537)
Tax benefit	538
Net	$(999)

Net gain (loss) included in sales for the following periods ended December 31, 2003:
Three months	$(150)
Year	266

Notional balance of outstanding contracts:	€30,420
Hedge effectiveness	100%

The following table sets forth the impact of a one-percentage point movement in the dollar/pound and dollar/euro rates measured as if Zebra did not engage in the selective hedging practices described above. It is based on the dollar/euro and dollar/pound exchange rates and euro and pound denominated assets and liabilities as of December 31, 2003 (in thousands, except per share data).

Foreign exchange	Effect on Pretax Income	Effect on Diluted EPS (after tax)
Dollar/pound	$107	$0.00
Dollar/euro	$314	$0.00

Equity Price Risk

From time to time, Zebra has taken direct equity positions in companies. These investments relate to potential acquisitions and other strategic business opportunities. To the extent that it has a direct investment in the equity securities of another company, Zebra is exposed to the risks associated with such investments.

Zebra currently employs four investment managers, two of which manage portfolios of investment funds (i.e., fund of funds). These investment funds use a variety of investment strategies, some of which involve the use of equity securities. Each investment manager’s portfolio is designed to be market neutral, although an individual fund within a portfolio may be exposed to market risk. By policy, management limits the amount of Zebra’s investments in alternative investment strategies to a maximum of 20% of the total investment portfolio, with no single investment exceeding $12,000,000.

Zebra utilizes a “Value-at-Risk” (VaR) model to determine the maximum potential one-day loss in the fair value of its interest rate, foreign exchange and equity price sensitive instruments.

The following table sets forth the impact of a one-percentage point change in the value of all equity positions held by Zebra’s investment managers (in thousands, per share data).

Equity price sensitive instruments	Effect on Pretax Income	Effect on Diluted EPS (after tax)
+1 percentage point movement	$189	$0.00
-1 percentage point movement	$(189)	$(0.00)

Item 8.                                   Financial Statements and Supplemental Data

The financial statements and schedule of the Company are annexed to this Report as pages F-2 through F-23. An index to such materials appears on page F-1.

Item 9.                                   Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

Not applicable.

Item 9A.                          Controls and Procedures

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

We completed our review of disclosure controls and procedures under the supervision of the Disclosure Committee, and with the participation of management, including the Chief Executive Officer and Chief Financial Officer. Based on this review, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2003 our disclosure controls and procedures were effective to provide reasonable assurance that reports are filed or submitted within the time limits specified by the SEC, and that information is accumulated and communicated to management to allow timely decisions regarding required disclosure. There was not any change in Zebra’s internal control over financial reporting that occurred during 2003 that has materially affected, or is reasonably likely to materially affect Zebra’s internal control over financial reporting.

PART III

Item 10.   Directors and Executive Officers of the Registrant

We have adopted a Code of Ethics that applies to Zebra’s Chief Executive Officer, Chief Financial Officer and the Vice President and Controller. The Code of Ethics is posted on the investor page of Zebra’s Internet Web site, www.zebra.com, and is available for download.

All other information in response to this item is incorporated by reference from the Proxy Statement sections entitled “Election of Directors” and “Executive Officers.”

Item 11.   Executive Compensation

The information in response to this item is incorporated by reference from the Proxy Statement section entitled “Executive Compensation and Certain Transactions.”

Item 12.   Security Ownership of Certain Beneficial Owners and Management

The information in response to this item is incorporated by reference from the Proxy Statement section entitled “Security Ownership of Management and Certain Beneficial Owners” and “Equity Compensation Plan Information.”

Item 13.   Certain Relationships and Related Transactions

The information in response to this item is incorporated by reference from the Proxy Statement section entitled “Executive Compensation and Certain Transactions.”

Item 14.   Principal Accounting Fees and Services

The information in response to this item is incorporated by reference from the Proxy Statement section entitled “Fees of Independent Auditors.”

PART IV

Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

The financial statements and schedule filed as part of this report are listed in the accompanying Index to Financial Statements and Schedule. The exhibits filed as a part of this report are listed in the accompanying Index to Exhibits.

The Company filed no Current Report on Form 8-K during the fourth quarter of 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of February 2004.

ZEBRA TECHNOLOGIES CORPORATION

By:	/s/Edward L. Kaplan
Edward L. Kaplan
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/Edward L. Kaplan	Chief Executive Officer and	February 25, 2004
Edward L. Kaplan	Chairman of the Board of Directors (Principal Executive Officer)

/s/Gerhard Cless	Executive Vice President,	February 25, 2004
Gerhard Cless	Secretary and Director

/s/Charles R. Whitchurch	Chief Financial Officer and Treasurer	February 25, 2004
Charles R. Whitchurch	(Principal Financial and Accounting Officer)

/s/Christopher G. Knowles	Director	February 25, 2004
Christopher G. Knowles

/s/Ross W. Manire	Director	February 25, 2004
Ross W. Manire

/s/Robert J. Potter	Director	February 25, 2004
Robert J. Potter

/s/Michael A. Smith	Director	February 25, 2004
Michael A. Smith

Index to Exhibits

2.1	(1)

Stock Purchase Agreement dated March 21, 2000, by and among Registrant, Comtec Information Systems, Inc., Comtec Information Systems Acquisition Corporation and the stockholders of Comtec Information Systems, Inc., and Comtec Information Systems Acquisition Corporation.

3.1	(2)	Certificate of Incorporation of the Registrant.
3.2	(3)	Certificate of Amendment to Certificate of Incorporation of the Registrant.
3.3	(18)	Certificate of Amendment to Certificate of Incorporation of the Registrant.
3.4	(4)	Bylaws of the Registrant.
3.5	(5)	Amendment to Bylaws of the Registrant.
3.6	(3)	Amendment to Bylaws of the Registrant.
3.7	(18)	Amendment to Bylaws of the Registrant.
3.8	(18)	Amendment to Bylaws of the Registrant.
4.0	(4)	Specimen stock certificate representing Class A Common Stock.
4.1	(6)	Rights Agreement between the Registrant and Mellon Investor Services, as Rights Agent.
10.1	(7)	1997 Stock Option Plan. +
10.2	(8)	First Amendment to the 1997 Stock Option Plan. +
10.3	(8)	Second Amendment to the 1997 Stock Option Plan. +
10.4	(9)	Third Amendment to the 1997 Stock Option Plan. +
10.5	(10)	Amendment No. Four to the 1997 Stock Option Plan. +
10.6	(4)	Form of Indemnification Agreement between the Registrant and each of its directors.
10.7	(4)	Lease between the Registrant and Unique Building Corporation for the Registrant’s facility in Vernon Hills, Illinois, as amended.
10.8	(4)	Guaranty by the Registrant of certain obligations.
10.9	(7)	Directors’ 1997 Stock Option Plan.+
10.10	(5)	Employment Agreement between the Registrant and Charles R. Whitchurch. +
10.11	(11)	Amendment to the lease between the Registrant and Unique Building Corporation for the Registrant’s facility in Vernon Hills, Illinois, dated April 1, 1993.
10.12	(12)	Amendment to the lease between the Registrant and Unique Building Corporation for the Registrant’s facility in Vernon Hills, Illinois, dated December 1, 1994.
10.13	(13)	Amendment to the lease between the Registrant and Unique Building Corporation for the Registrant’s facility in Vernon Hills, Illinois, dated June 1, 1996.
10.14	(13)	Amendment to the lease between the Registrant and Unique Building Corporation for the Registrant’s facility in Vernon Hills, Illinois, dated June 2, 1996.
10.15	(14)	Employment Agreement between the Registrant, Eltron, and Donald K. Skinner. +
10.16	(15)	Amendment to the lease between the Registrant and Unique Building Corporation for the Registrant’s facility in Vernon Hills, Illinois, dated as of July 1, 1999.
10.17	(16)	Lease between the Registrant and CRE Corporation for the Registrant’s facility in Warwick, Rhode Island, dated as of June 30, 2000.
10.18	(6)	Employment Agreement between the Registrant and John Paxton. +
10.19	(3)	2002 Non-Employee Director Stock Option Plan. +
10.20	(3)	Amendment No. 1 to the 2002 Non-Employee Director Stock Option Plan. +
10.21	(3)	2002 Non-Employee Director Stock Option Plan Non-Qualified Stock Option Agreement. +
10.22	(17)	Executive Nonqualified Deferred Compensation Plan. +
10.23		Letter Agreement with John Paxton. +
21.0		Subsidiaries of the Registrant.
23.1		Consent of KPMG LLP, independent auditors.
31.1		Certification pursuant to Rule 13a-14(a)/15d-14(a).
31.2		Certification pursuant to Rule 13a-14(a)/15d-14(a).
32.1		Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Form 8-K filed April 18, 2000, and incorporated herein by reference.
(2)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Registration Statement on Form S-3, File No. 333-33315, and incorporated herein by reference.
(3)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Form 10-Q for the quarterly period ended June 29, 2002, and incorporated herein by reference.
(4)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Registration Statement on Form S-1, as amended, File No. 33-41576, and incorporated herein by reference.
(5)

Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992, and incorporated herein by reference.

(6)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Form 10-Q for the quarterly period ended March 30, 2002, and incorporated herein by reference.
(7)

Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, and incorporated herein by reference.

(8)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Registration Statement on Form S-8, File No. 333-63009, and incorporated herein by reference.
(9)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Registration Statement on Form S-8, File No. 333-84512, and incorporated herein by reference.
(10)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Form 10-Q for the quarterly period ended September 28, 2002, and incorporated herein by reference.
(11)

Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993, and incorporated herein by reference.

(12)

Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994, and incorporated herein by reference.

(13)

Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996, and incorporated herein by reference.

(14)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Registration Statement on Form S-4, as amended, File No. 333-60241, and incorporated herein by reference.
(15)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Form 10-Q for the quarterly period ended April 1, 2000, and incorporated herein by reference.
(16)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.
(17)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
(18)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Form 10-Q for the quarterly period ended June 28, 2003.
+	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

All other financial statement schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

Independent Auditors’ Report

The Board of Directors and Stockholders

Zebra Technologies Corporation:

We have audited the accompanying consolidated balance sheets of Zebra Technologies Corporation and Subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2003. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule of valuation and qualifying accounts. These consolidated financial statements and the consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the consolidated financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Zebra Technologies Corporation and Subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/KPMG LLP

Chicago, Illinois
February 9, 2004

ZEBRA TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

	December 31, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$14,266	$18,418
Investments and marketable securities	435,698	330,159
Accounts receivable, net of allowances of $1,388 in 2003 and $1,236 in 2002	81,867	71,299
Inventories	42,781	38,066
Deferred income taxes	4,507	4,107
Prepaid expenses	4,415	2,531
Total current assets	583,534	464,580

Property and equipment at cost, less accumulated depreciation and amortization	39,286	39,462
Deferred income taxes	—	1,722
Goodwill	61,150	54,455
Other intangibles	9,031	3,556
Other assets	8,610	9,313
Total assets	$701,611	$573,088

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$16,238	$15,447
Accrued liabilities	26,938	17,936
Current portion of obligation under capital lease	153	145
Income taxes payable	2,273	3,376
Total current liabilities	45,602	36,904
Obligation under capital lease, less current portion	452	605
Deferred income taxes	723	—
Deferred rent	518	416
Other long-term liability	2,401	1,008
Total liabilities	49,696	38,933

Stockholders’ equity:
Preferred stock	—	—
Class A Common Stock	474	415
Class B Common Stock	—	58
Additional paid-in capital	62,166	56,320
Treasury stock, at cost	—	(16,760)
Retained earnings	585,846	494,150
Accumulated other comprehensive income (loss)	3,429	(28)
Total stockholders’ equity	651,915	534,155
Total liabilities and stockholders’ equity	$701,611	$573,088

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF EARNINGS

(Amounts in thousands, except per share data)

	Year Ended December 31,
	2003	2002	2001
Net sales	$536,397	$475,611	$450,008
Cost of sales	263,320	244,864	240,115
Gross profit	273,077	230,747	209,893
Operating expenses:
Selling and marketing	66,635	56,176	49,688
Research and development	31,759	29,210	28,184
General and administrative	41,892	38,689	32,491
Amortization of intangible assets	1,640	1,494	5,233
Acquired in-process technology	692	—	—
Exit costs	1,232	—	—
Costs related to terminated acquisition	—	3,300	—
Merger costs	9	73	1,838
Total operating expenses	143,859	128,942	117,434

Operating income	129,218	101,805	92,459

Other income (expense):
Investment income	8,553	10,004	5,419
Interest expense	(154)	(319)	(231)
Foreign exchange gain (loss)	(552)	347	(896)
Other, net	(1,073)	(954)	(612)
Total other income	6,774	9,078	3,680

Income before income taxes	135,992	110,883	96,139

Income taxes	44,296	39,288	34,610

Net income	$91,696	$71,595	$61,529

Basic earnings per share	$1.95	$1.54	$1.34
Diluted earnings per share	$1.92	$1.53	$1.33

Basic weighted average shares outstanding	47,098	46,452	45,949
Diluted weighted average and equivalent shares outstanding	47,663	46,870	46,305

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

	Year Ended December 31,
	2003	2002	2001

Net income	$91,696	$71,595	$61,529

Other comprehensive income (loss):
Foreign currency translation adjustment	4,110	2,968	(977)
Changes in unrealized gain/loss on hedging transactions, net of income taxes	(999)	—	—
Changes in unrealized holding gains/loss on investments, net of income taxes	346	(1,603)	3,000
Comprehensive income	$95,153	$72,960	$63,552

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands)

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2000	$385	$88	$63,333	$361,026	$(50,128)	$(3,416)	$371,288
Conversion of 612,342 shares of Class B Common Stock to 612,342 shares of Class A Common Stock	6	(6)	—	—	—	—	—
Reissuance of 444,585 treasury shares upon exercise of stock options and purchases under stock purchase plan	—	—	(5,751)	—	14,646	—	8,895
Tax benefit resulting from exercise of options	—	—	1,273	—	—	—	1,273
Loss on put options	—	—	(1)	—	—	—	(1)
Net income	—	—	—	61,529	—	—	61,529
Unrealized holding gain on investments(net of income taxes)	—	—	—	—	—	3,000	3,000
Foreign currency translation adjustment	—	—	—	—	—	(977)	(977)
Balance at December 31, 2001	391	82	58,854	422,555	(35,482)	(1,393)	445,007
Conversion of 2,462,584 shares of Class B Common Stock to 2,462,584 shares of Class A Common Stock	24	(24)	—	—	—	—	—
Reissuance of 575,976 treasury shares upon exercise of stock options and purchases under stock purchase plan	—	—	(5,616)	—	18,722	—	13,106
Tax benefit resulting from exercise of options	—	—	3,082	—	—	—	3,082
Net income	—	—	—	71,595	—	—	71,595
Unrealized holding loss on investments(net of income taxes)	—	—	—	—	—	(1,603)	(1,603)
Foreign currency translation adjustment	—	—	—	—	—	2,968	2,968
Balance at December 31, 2002	415	58	56,320	494,150	(16,760)	(28)	534,155
Conversion of 5,829,075 shares of Class B Common Stock to 5,829,075 shares of Class A Common Stock	58	(58)	—	—	—	—	—
Reissuance of 567,568 treasury shares upon exercise of stock options and purchases under stock purchase plan	—	—	(1,630)	—	16,760	—	15,130
Issuance of 82,431 common shares upon exercise of stock options and purchases under stock purchase plan	1	—	2,631	—	—	—	2,632
Payment for fractional shares in 3-for-2 stock split	—	—	(142)	—	—	—	(142)
Tax benefit resulting from exercise of options	—	—	4,987	—	—	—	4,987
Net income	—	—	—	91,696	—	—	91,696
Unrealized holding gain on investments(net of income taxes)	—	—	—	—	—	346	346
Unrealized holding loss on hedging transactions (net of income taxes)	—	—	—	—	—	(999)	(999)
Foreign currency translation adjustment	—	—	—	—	—	4,110	4,110
Balance at December 31, 2003	$474	—	$62,166	$585,846	—	$3,429	$651,915

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net income	$91,696	$71,595	$61,529
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	11,580	12,259	15,691
Tax benefit from exercise of options	4,987	3,082	1,273
Acquired in-process technology	692	—	—
Depreciation (appreciation) in market value of investments and marketable securities	—	1,360	(1,209)
Write-down of long-term investment	—	193	2,242
Deferred income taxes	(697)	(616)	2,873
Changes in assets and liabilities, net of businesses acquired:
Accounts receivable, net	(5,141)	(1,629)	16,223
Inventories	(1,659)	2,922	17,284
Other assets	2,466	3,969	(7,895)
Accounts payable	(3,156)	(939)	(9,424)
Accrued liabilities	6,909	2,607	3,155
Income taxes payable	(962)	(896)	(6,792)
Other operating activities	(2,196)	1,241	(1,928)
Investments and marketable securities	—	(108,498)	(78,874)
Net cash provided by (used in) operating activities	104,519	(13,350)	14,148

Cash flows from investing activities:
Purchases of property and equipment	(8,407)	(8,481)	(9,613)
Acquisition of Atlantek, Inc., net of cash acquired	(13,680)	—	—
Purchases of investments and marketable securities	(1,057,241)	—	—
Sales and maturities of investments and marketable securities	951,702	—	—
Net cash used in investing activities	(127,626)	(8,481)	(9,613)

Cash flows from financing activities:
Proceeds from exercise of stock options and stock purchase plan purchases	17,762	13,106	8,895
Payments for obligation under capital lease	(200)	(117)	(103)
Other financing activities	(142)	—	(1)
Net cash provided by financing activities	17,420	12,989	8,791

Effect of exchange rate changes on cash	1,535	932	(774)

Net increase (decrease) in cash and cash equivalents	(4,152)	(7,910)	12,552
Cash and cash equivalents at beginning of year	18,418	26,328	13,776
Cash and cash equivalents at end of year	$14,266	$18,418	$26,328

Supplemental disclosures of cash flow information:
Interest paid	$154	$319	$231
Income taxes paid	38,779	33,840	38,604

Supplemental disclosures of non-cash transactions:
Conversion of Class B Common Stock to Class A Common Stock	58	25	6
Assets under capital lease obligation	—	333	—

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 Description of Business

Zebra Technologies Corporation and its wholly-owned subsidiaries (Zebra) design, manufacture, sell and support a broad range of direct thermal and thermal transfer bar code label and receipt printers, radio frequency identification printer/encoders, card imaging printers, digital photo printers and related accessories and support software. These products are used principally in automatic identification (auto ID), data collection and personal identification applications and are distributed world-wide through a network of resellers, distributors and end users representing a wide cross-section of industrial, service and government organizations.

Note 2 Summary of Significant Accounting Policies

Principles of Consolidation. These consolidated financial statements were prepared on a consolidated basis to include the accounts of Zebra and its wholly owned subsidiaries. All significant inter-company accounts, transactions and unrealized profit were eliminated in consolidation.

Use of Estimates. These consolidated financial statements were prepared using estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents. Cash consists primarily of deposits with banks. In addition, Zebra considers highly liquid short-term investments with original maturities of less than seven days to be cash equivalents.

Investments and Marketable Securities. Investments and marketable securities at December 31, 2003, consisted of U.S. government securities, state and municipal bonds, partnership interests and equity securities, which are held indirectly in diversified funds actively managed by investment professionals. Zebra classifies its debt and marketable equity securities in one of three categories: trading, available-for-sale or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities that Zebra has the ability and intent to hold until maturity. All securities not included in trading or held-to-maturity are classified as available-for-sale.

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

Income Taxes. Zebra accounts for income taxes under the asset and liability method. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Intangible Assets. Goodwill represents the unamortized excess of the cost of acquiring a business over the fair values of the net assets received at the date of acquisition. Goodwill is no longer being amortized as required by SFAS No. 142, Goodwill and Other Intangible Assets.

Other intangible assets consist primarily of current technology and customer relationships. These assets are recorded at cost and amortized on a straight-line basis over 5 to 8 years. Accumulated amortization for these other intangible assets was $6,197,000 and $3,865,000 at December 31, 2003 and 2002, respectively.

Revenue Recognition. Revenue includes sales of hardware, supplies, software and services (including repair services, extended service contracts, and professional services). Product revenue is recognized when product has been shipped, risk of loss has passed to the purchaser, and Zebra has fulfilled all of its obligations. We provide for an estimate of product returns and doubtful accounts based on historical experience. Revenue related to extended warranty and service contracts is recorded as deferred income and recognized over the life of the contract. Professional services revenue is recorded when performed. Revenue from multiple element arrangements is allocated to the various elements based on the relative fair value of the elements.

Zebra records payments to resellers of its product as reductions to revenue unless these payments meet the requirements for operating expense treatment under EITF 01-09 Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). See the market development funds accounting policy for further details.

Revenue includes all customer billings for shipping and handling charges. The related costs of shipping and handling revenue are recorded as cost of goods sold.

Research and Development Costs. Research and development costs are expensed as incurred. These costs include:

•                  Salaries, benefits, and other R&D personnel related costs

•                  Consulting and other outside services used in the R&D process

•                  Engineering supplies

•                  Engineering related information systems costs

•                  Allocation of building and related costs

From time to time, Zebra will provide engineering and development services to third parties on a contract basis. Zebra does not guarantee the outcome of this research and does not retain any obligation to repay third-party funding received for these contract services. Since these services are not part of our standard product offering, we treat payments received under these arrangements as reductions to research and development costs.

Advertising. Advertising costs are expensed as incurred. Advertising expenses for the years ended December 31, 2003, 2002 and 2001 totaled $3,721,000, $3,965,000 and $4,405,000, respectively.

Market Development Funds. Zebra makes market development funds available to its resellers to support demand generation activity by the resellers. These funds require the reseller to provide specific services or benefits to Zebra and substantiate the fair value of such. Zebra reimburses resellers for agreed activities up to the fair value of the benefit received by Zebra. These payments are treated as marketing costs consistent with the requirements of EITF 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). Any payments to resellers that do not meet these requirements are recorded as reductions to revenue.

Warranty. Zebra provides warranty coverage of up to one year on printers against defects in material and workmanship. A provision for warranty expense is recorded at the time of shipment and adjusted quarterly based on historical warranty experience. The following is a summary of Zebra’s accrued warranty obligation during the years ended December 31, 2003 and 2002.

	2003	2002
Accrued warranty – beginning balance	$1,675	$1,021
Add: warranty expense	3,095	3,080
Deduct: warranty payments	3,419	2,426
Accrued warranty – ending balance	$1,351	$1,675

Fair Value of Financial instruments. Zebra estimates the fair value of its financial instruments as follows:

Instrument	Method for determining fair value
Cash, cash equivalents, accounts receivable, accounts payable and accrued liabilities	Cost, which approximates fair value due to the short-term nature of these instruments

Investments and marketable securities	Market quotes from independent pricing services

Foreign currency forward contracts	Estimated using market quoted rates for foreign currency at the balance sheet date

Foreign currency option contracts	Estimated using market quoted rates for foreign currency at the balance sheet date and application of such rates subject to the option terms

Life insurance policies	Cash surrender value

Stock-based Compensation. At December 31, 2003, Zebra has three stock-based compensation plans, which are described more fully in Note 3. Zebra accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if Zebra had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-based Compensation, to stock-based compensation.

	Year Ended December 31,
	2003	2002	2001

Net income, as reported	$91,696	$71,595	$61,529
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(5,374)	(5,102)	(3,558)
Pro forma net income	$86,322	$66,493	$57,971

Basic earnings per share:
As reported	$1.95	$1.54	$1.34
Pro forma	1.83	1.43	1.26

Diluted earnings per share:
As reported	$1.92	$1.53	$1.33
Pro forma	1.81	1.42	1.25

Deferred Compensation Plan. Zebra has a deferred compensation plan that permits management and highly compensated employees to defer portions of their compensation. Zebra immediately pays deferred amounts into a Rabbi Trust, and plan participants select a method of investing these funds. Zebra accrues the current balance of the deferred compensation obligation in other long-term liabilities. As of December 31, 2003, Zebra’s deferred compensation liability was $2,401,000. Zebra purchases life insurance policies to fund the ultimate payment of the deferred compensation. These polices are valued at the cash surrender value and included in investments and marketable securities.

Foreign Currency Translation. The consolidated balance sheets of Zebra’s foreign subsidiaries are translated into U.S. dollars using the year-end exchange rate, and statement of earnings items are translated using the average exchange rate for the year. The resulting translation gains or losses are recorded in stockholders’ equity as a cumulative translation adjustment, which is a component of accumulated other comprehensive income.

Capitalized Software. Zebra’s investment in software development consists primarily of enhancements to its existing E-commerce web-based application, which will include the automation of current business activities. Specifically, the activities include the processing of customer orders; the acknowledgement of customer orders and delivery; and the financial invoicing for all of Zebra’s products and will aid in enabling Zebra to create new business efficiencies.

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

Acquisition Costs. Zebra periodically invests in potential acquisitions. Any external costs incurred are recorded as prepaid expenses until such time as Zebra either completes the transaction or abandons the transaction. If the transaction is completed, the costs are treated as part of the cost of the acquisition. If the transaction is abandoned, the costs are expensed during the period in which it is abandoned. During 2002, operating expenses included $3,300,000 of costs related to such an abandonment.

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of. Zebra accounts for long-lived assets in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the sum of the undiscounted cash flows expected to result from the use and the eventual disposition of the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 clarifies when a contract with an initial net investment meets the characteristics of a derivative and when a derivative contains a financing component that warrants special reporting in the statements of cash flows. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003, and had no impact on Zebra’s financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 sets standards for classification and measurement by an issuer of financial instruments with characteristics of both liabilities and equity. It requires treating these instruments as a liability (or an asset in some circumstances) because the financial instrument is an obligation of the issuer. Zebra has issued no financial instruments with these characteristics, and therefore, SFAS No. 150 had no effect on our financial statements.

Note 3 Stock Based Compensation

As of December 31, 2003, Zebra has three active stock option and stock purchase plans, which are described below.

The Board of Directors adopted the 1997 Stock Option Plan, effective February 11, 1997, and 6,375,000 shares of Class A Common Stock were reserved for issuance under the plan. The 1997 Stock Option Plan is a flexible plan that provides the committee that administers the Plan broad discretion to fashion the terms of the awards to provide eligible participants with stock-based incentives, including: (i) nonqualified and incentive stock options for the purchase of Zebra’s Class A Common Stock and (ii) dividend equivalents. The persons eligible to participate in the 1997 Stock Option Plan are directors, officers, and employees of Zebra or any subsidiary of Zebra who, in the opinion of the committee administering the plan, are in a position to make contributions to the growth, management, protection and success of Zebra or its subsidiaries. As of December 31, 2003, 1,906,126 shares were available under the plan.

The options granted under the 1997 Stock Option Plan have an exercise price equal to the closing market price of Zebra’s stock on the date of grant. The options generally vest over two- to five-year periods and have a legal life of ten years from the date of grant. The Compensation Committee of the Board of Directors administers the plan.

Zebra’s Board of Directors adopted the 1997 Director Plan, effective February 11, 1997. The 1997 Director Plan provides for the issuance of options to purchase up to 115,500 shares of Class A Common Stock, which shares are reserved and available for purchase upon the exercise of options granted under the 1997 Director Plan. Only directors who are not employees or officers of Zebra are eligible to participate in the 1997 Director Plan. Under the 1997 Director Plan, each non-employee director was granted, on the effective date of the plan, an option to purchase 22,500 shares of Class A Common Stock, and each non-employee director subsequently elected to the Board will be granted an option to purchase shares of Class A Common Stock on the date of his or her election. Options granted under the 1997 Director Plan provide for the purchase of Class A Common Stock at a price equal to the fair market value on the date of grant. If there are not sufficient shares remaining and available to all non-employee directors eligible for an automatic grant at the time at which an automatic grant would otherwise be made, then each eligible non-employee director shall receive an option to purchase a pro rata number of shares. Unless otherwise provided in an option agreement, options granted under the 1997 Director Plan shall become exercisable in five equal increments beginning on the date of the grant and on each of the first four anniversaries thereof. All options expire on the earlier of (a) ten years following the grant date or (b) the second anniversary of the termination of the non-employee director’s directorship for any reason other than due to death or disability (as defined in the 1997 Director Plan). A total of 78,750 shares were issued under this plan, which was terminated February 1, 2002. At December 31, 2003, 7,500 options issued under the 1997 Director Plan remained outstanding and unexercised.

The Board of Directors and stockholders adopted the 2001 Stock Purchase Plan and reserved 750,000 shares of Class A Common Stock for issuance under the plan. Under this plan, employees who work a minimum of 20 hours per week may elect to withhold up to 10% of their cash compensation through regular payroll deductions to purchase shares of Class A Common Stock from Zebra over a period not to exceed 12 months at a purchase price per share equal to the lesser of: (1) 85% of the fair market value of the shares as of the date of the grant, or (2) 85% of the fair market value of the shares as of the date of purchase. As of December 31, 2003, 156,786 shares have been purchased under the plan.

Zebra’s Board of Directors adopted the 2002 Director Plan, effective February 1, 2002. The 2002 Director Plan provides for the issuance of options to purchase up to 240,000 shares of Class A Common Stock, which shares are reserved and available for purchase upon the exercise of options granted under the 2002 Director Plan. Only directors who are not employees or officers of Zebra are eligible to participate in the 2002 Director Plan. Under the 2002 Director Plan, each non-employee director was granted, on the effective date of the plan, an option to purchase 30,000 shares of Class A Common Stock, and each non-employee director subsequently elected to the Board will be granted an option to purchase shares of Class A Common Stock on the date of his or her election or appointment. Options granted under the 2002 Director Plan provide for the purchase of Class A Common Stock at a price equal to the fair market value on the date of grant. If there are not sufficient shares remaining and available to all non-employee directors eligible for an automatic grant at the time at which an automatic grant would otherwise be made, then each eligible non-employee director shall receive an option to purchase a pro rata number of shares. As of December 31, 2003, 125,288 shares were available under the plan. Unless otherwise provided in an option agreement, options granted under the 2002 Director Plan shall become exercisable in five equal increments beginning on the date of the grant and on each of the first four anniversaries thereof. All options expire on the earlier of (a) ten years following the grant date, (b) the first anniversary of the termination of the non-employee director’s directorship for any reason other than those listed in clause (c) below, or (c) the termination of the non-employee director’s directorship by Zebra’s stockholders for cause, or resignation for cause, in each case as defined in the option agreement.

For purposes of calculating the compensation cost consistent with SFAS No. 123, the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following table shows the weighted-average assumptions used for stock option grants as well as the fair value of the options granted based on those assumptions:

	2003	2002	2001
Expected dividend yield	0%	0%	0%
Volatility	53%	53%	59%
Risk free interest rate	3.29%	4.55%	4.38%
Expected weighted-average life	Six years	Six years	Five years
Fair value of options granted	$11,490,000	$19,676,000	$6,670,000
Weighted-average grant date fair value of options granted	$21.00	$18.25	$15.47

The fair value of the employees’ purchase rights pursuant to the Stock Purchase Plan are estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for purchase rights granted. Expected lives of three months to one year have been used along with these assumptions.

	2003	2002	2001
Fair market value	$44.17	$51.14	$38.18
Option price	$37.54	$43.47	$32.45
Expected dividend yield	0%	0%	0%
Expected volatility	27%	40%	54%
Risk free interest rate	1.26%	2.17%	4.38%

Stock option activity for the years ended December 31, 2003, 2002, and 2001 was as follows:

	2003		2002		2001
Fixed Options	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding at beginning of year	2,492,320	$29.00	2,120,089	$25.58	2,230,931	$24.05
Granted	547,075	39.47	1,078,125	32.68	431,250	27.66
Exercised	(595,847)	25.80	(513,011)	21.39	(371,760)	18.92
Canceled	(356,342)	32.88	(192,883)	32.24	(170,332)	25.34
Outstanding at end of year	2,087,206	32.00	2,492,320	29.00	2,120,089	25.58
Options exercisable at end of year	466,355	26.45	577,040	23.24	716,013	20.81

The following table summarizes information about fixed stock options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
$ 16.11-$27.25	600,739	5.77 years	$22.29	283,109	$19.95
$ 28.75-$31.96	98,692	6.72 years	$31.37	25,521	$31.59
$ 32.43	664,567	8.11 years	$32.43	72,073	$32.43
$ 33.79-$37.84	446,459	9.03 years	$37.69	—	—
$ 40.42-$58.91	276,749	6.83 years	$43.06	85,652	$41.36
	2,087,206			466,355

Note 4 Business Combinations

Atlantek, Inc. On November 17, 2003, Zebra acquired Atlantek, Inc. (Atlantek), by acquiring all of the outstanding stock of Atlantek for approximately $13,680,000 in cash. Located in Wakefield, Rhode Island, Atlantek had been a privately held company. Atlantek designs and manufactures thermal digital printers. Additional payments are contingent upon future revenue of specific products for a two-year period, the amount for which cannot be reasonably estimated at this time. The consolidated statements of earnings reflect the results of operations of Atlantek since the effective date of the acquisition. The pro forma impact of this acquisition was not significant.

The following table (in thousands) summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. We are still finalizing our valuations of certain intangible assets; thus, the allocation of the purchase price is subject to refinement. We expect this valuation to be completed during the first quarter of 2004. Additionally, when the contingent purchase price payments discussed above are finalized, these amounts will be added to goodwill.

At November 17, 2003
Current assets	$3,887
Property and equipment	670
Intangible assets	7,808
Goodwill	6,695
Total assets acquired	19,060
Current liabilities	(2,369)
Long-term deferred income taxes	(2,825)
Long-term debt	(186)
Total liabilities assumed	(5,380)
Net assets acquired	$13,680

The purchase price has been allocated to identifiable tangible assets and intangible assets acquired and liabilities assumed based on their estimated fair values. Of the $7,808,000 of acquired intangible assets, $692,000 was assigned to in-process technology assets that were written-off at the date of the acquisition in accordance with FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations for by the Purchase Method. The write-off of in-process technology is stated separately in the operating expense section of the consolidated statements of earnings. The remaining $7,116,000 of acquired intangible assets consist of current technology of $4,613,000 with useful lives from 5 to 6 years and customer relationships of $2,503,000 with a useful life of 8 years. The goodwill is not deductible for tax purposes.

Acquisition Termination Costs and Sale of Investment. In the first quarter of 2002, Zebra terminated the acquisition agreement and tender offer in which Zebra would acquire all outstanding shares of common stock (including associated rights to purchase preferred stock) of Fargo Electronics, Inc. for $7.25 per share in cash. In connection with the termination, Zebra recorded $3,300,000 in expenses for capitalized acquisition costs and other acquisition costs that would otherwise have been capitalized. Also during the quarter ended March 30, 2002, Zebra sold its investment in common stock of Fargo and realized a pre-tax gain of $1,953,000, which is included in investment income.

Note 5—Stockholders’ Equity

Share count and par value data related to stockholders’ equity are as follows:

	December 31, 2003	December 31, 2002
Preferred Stock
Par value per share	$0.01	$0.01
Shares authorized	10,000,000	10,000,000
Shares outstanding	—	—
Common Stock—Class A
Par value per share	$0.01	$0.01
Shares authorized	78,358,189	50,000,000
Shares issued	47,399,302	41,490,699
Shares outstanding	47,399,302	40,923,130
Common Stock—Class B
Par value per share	$0.01	$0.01
Shares authorized	—	28,358,189
Shares issued	—	5,829,075
Shares outstanding	—	5,829,075
Treasury Stock
Shares held	—	567,568

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

On July 24, 2003, the Board of Directors authorized a fifty percent (50%) stock dividend on each issued share of Class A common stock, payable before the close of business on August 21, 2003, to holders of record at the close of business on August 7, 2003. All share counts and per-share amounts were restated to reflect this stock dividend.

Stockholder Rights Agreement. Zebra’s Board of Directors adopted a Stockholder Rights Agreement under which stock purchase rights were paid by dividend to stockholders of record on March 15, 2002 at the rate of one Class A Right for each outstanding share of Class A Common Stock. Each Class A Right, other than those held by the acquiring person, entitles the registered holder to purchase one ten-thousandth of a share of Series A Junior Participating Preferred Stock, par value $0.01 per share, at a price of $300 per one ten-thousandth of Class A Preferred Share after the distribution date. The distribution date is 10 days after the date on which any person or group announces that it has acquired 15% or more of Zebra’s outstanding common stock or 10 days (or a later date as determined by the Board of Directors) after the date on which any person or group announces or commences a tender offer that would result in the person or group becoming an owner of 15% or more of the outstanding common stock.

The Rights will expire on March 14, 2012 unless that date has been extended by the Board of Directors or unless the Rights are redeemed or terminated earlier. A committee of Zebra’s independent directors will review the Rights Plan at least every three years and decide whether it should continue or be revoked. Zebra generally may amend the Rights Plan or redeem the Rights at $0.001 per Right at any time prior to the time a person or group has acquired at least 15% of the outstanding common stock.

Note 6 Earnings Per Share

For the years ended December 31, 2003, 2002, and 2001, earnings per share were computed as follows (in thousands, except per-share amounts):

	Year Ended December 31,
	2003	2002	2001
Basic earnings per share:
Net income	$91,696	$71,595	$61,529
Weighted average common shares outstanding	47,098	46,452	45,949
Per share amount	$1.95	$1.54	$1.34

Diluted earnings per share:
Net income	$91,696	$71,595	$61,529
Weighted average common shares outstanding	47,098	46,452	45,949
Add: Effect of dilutive securities – stock options	565	418	356
Diluted weighted average and equivalent shares outstanding	47,663	46,870	46,305
Per share amount	$1.92	$1.53	$1.33

The potentially dilutive securities, which were excluded from the earnings per share calculation, consisted of stock options for which the exercise price was greater than the average market price of the Class A Common Stock. For the years ended December 31, the shares amounted to 52,712 in 2003, 194,875 in 2002, and 436,325 in 2001.

Note 7 Investments and Marketable Securities

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

SFAS No. 115 requires that changes in the market value of available-for-sale securities are reflected in the accumulated other comprehensive income section of stockholders’ equity in the balance sheet, until disposed of. Once these securities are disposed of, either by sale or maturity, the accumulated changes in market value are transferred to investment income.

Changes in market value of trading securities are recorded in investment income as they occur, and the related cash flow statement includes changes in the balances of trading securities as operating cash flows.

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and aggregate fair value of investment securities at December 31, 2003, were as follows (in thousands):

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Available-for-sale:
U.S. government and agency securities	$187,988	$207	$(696)	$187,499
State and municipal bonds	197,574	464	(224)	197,814
Equity securities (included in other assets)	299	—	(28)	271
Equity securities	3,325	—	—	3,325
Corporate bonds	19,900	100	—	20,000
Partnership interests	18,652	639	—	19,291
	427,738	1,410	(948)	428,200
Trading securities:
Other	7,709	88	(28)	7,769
	$435,447	$1,498	$(976)	$435,969

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and aggregate fair value of investment securities at December 31, 2002, were as follows (in thousands):

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Available-for-sale (included in other assets):
Equity securities	$365	$—	$(42)	$323
Trading securities:
U.S. government and agency securities	96,195	207	(152)	96,250
State and municipal bonds	174,508	275	(1,565)	173,218
Corporate bonds	34,316	149	(196)	34,269
Partnership interests	15,676	3,139	(12)	18,803
Other	7,607	28	(16)	7,619
	328,302	3,798	(1,941)	330,159
	$328,667	$3,798	$(1,983)	$330,482

Unrealized gains and losses on investment securities are included in these financial statements as follows (in thousands):

	Year Ended December 31,
	2003	2002

Unrealized gains (losses) on available-for-sale securities, recorded net of tax, in accumulated other comprehensive income	$346	$(1,603)

Unrealized gains (losses) on trading securities in investment income	$60	$(1,360)

As of December 31, 2003, 29 investments in government securities with market values aggregating $91,406,000 were less than amortized cost. In addition, 23 investments in state and municipal bonds with market values aggregating $30,187,000 were less than amortized cost. These lower market values are caused by short-term fluctuations in interest rates and are not a reflection of the credit worthiness of the issuer. The market value of these securities has been below amortized cost for less than twelve months.

Zebra is a limited partner in two non-registered partnerships. The partnerships seek to provide returns to its partners by making strategic investments in a diversified portfolio of investment funds. Zebra’s investment as a limited partner allows it to have liability protection limited to the amount of its investments in the funds.

The contractual maturities of debt securities at December 31, 2003, were as follows (in thousands):

Fair Value

Due within one year	$178,778
Due after one year through five years	180,638
Due after five years	53,666
$413,082

Using the specific identification method, the proceeds and realized gains on the sales of available-for-sale securities were as follows (in thousands):

	2003	2002	2001
Proceeds	$338,557	$3,499	—
Realized gains (losses)	$250	$1,760	$(2,242)

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

Note 8 Related-Party Transactions

Unique Building Corporation (Unique), an entity controlled by certain officers and stockholders of Zebra, leases a facility and equipment to Zebra under a lease described in Note 15. Management believes that the lease payments are substantially consistent with amounts that could have been negotiated with third parties on an arm’s-length basis and represent conditions at the time of the negotiations.

Lease payments related to the leases, and recorded as a component of all functional areas, were included in the consolidated financial statements as follows (in thousands):

Uniqu Operating Lease Payments
2003	$2,198
2002	2,085
2001	2,085

Future minimum lease payments related to this lease as of December 31, 2003, are as follows (in thousands):

Operating Leases
2004	$2,284
2005	2,336
2006	2,336
2007	2,336
2008	2,380
Thereafter	14,962
Total minimum lease payments	$26,634

Note 9 Inventories

The components of inventories, net of allowances, are as follows (in thousands):

	December 31,
	2003	2002
Raw material	$29,127	$21,404
Work in process	645	1,104
Finished goods	13,009	15,558
Total inventories	$42,781	$38,066

Note 10 Property and Equipment

Property and equipment, which includes assets under capital leases, is comprised of the following (in thousands):

	December 31,
	2003	2002
Buildings	$11,911	$11,499
Land	1,910	1,910
Machinery, equipment and tooling	43,674	38,941
Machinery and equipment under capital leases	1,482	2,757
Furniture and office equipment	6,415	6,164
Computers and software	37,486	33,899
Automobiles	128	153
Leasehold improvements	4,878	4,012
Projects in progress	2,473	1,274
	110,357	100,609
Less accumulated depreciation and amortization	(71,071)	(61,147)
Net property and equipment	$39,286	$39,462

Amortization of capitalized software was $2,132,000 in 2003, $2,042,000 in 2002, and $1,834,000 in 2001.

Note 11 Income Taxes

The geographical sources of earnings before income taxes were as follows (in thousands):

	Year Ended December 31,
	2003	2002	2001
United States	$132,056	$101,454	$90,272
Outside United States	3,936	9,429	5,867
Total	$135,992	$110,883	$96,139

Zebra does not provide for deferred income taxes on undistributed earnings of foreign subsidiaries, which totaled approximately $22,500,000 at December 31, 2003 and $11,600,000 at December 31, 2002. Should such earnings be remitted to Zebra, foreign tax credits would be available to substantially offset the U.S. income taxes due upon repatriation.

The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2003	2002	2001
Current:
Federal	$38,954	$30,660	$25,998
State	3,723	5,247	5,319
Foreign	2,561	3,254	2,107
Deferred:
Federal	(261)	296	1,132
State	(35)	40	152
Foreign	(646)	(209)	(98)
Total	$44,296	$39,288	$34,610

The provision for income taxes differs from the amount computed by applying the U.S. statutory Federal income tax rate of 35%. The reconciliation of statutory and effective income taxes is presented below (in thousands):

	Year Ended December 31,
	2003	2002	2001
Provision computed at statutory rate	$47,597	$38,809	$33,649
State income tax (net of Federal tax benefit)	2,952	3,634	3,556
Federal tax benefit of state tax settlement	(2,450)	—	—
Tax-exempt interest and dividend income	(1,674)	(2,422)	(1,524)
Tax benefit of exempt foreign trade income	(1,488)	(1,575)	(1,438)
Research & experimental credit study	(1,959)	—	—
Other	1,318	842	367
Provision for income taxes	$44,296	$39,288	$34,610

Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. Based on management’s assessment, it is more likely than not that the deferred tax assets will be realized through future taxable earnings.

Beginning in 1998, we were involved in a series of tax disputes with the State of Illinois covering our Illinois income taxes from 1993 through 2000. Throughout the dispute, we regularly reviewed and updated our reserves based on our estimate of the final outcome that would be achieved. During the fourth quarter of 2003, we reached a settlement with the State of Illinois in the amount of $7,000,000, covering all disputed issues for 1993 through 2000.

As a result of the settlement, we recorded a reduction to income tax expense for the amount our reserves exceeded that settlement, or $1,342,000, during the fourth quarter of 2003. In addition, we received interest of $306,000 on the protest funds we had on deposit with the State of Illinois. This interest was recorded as interest income during the fourth quarter of 2003.

Tax effects of temporary differences that give rise to deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2003	2002
Deferred tax assets:
Deferred rent-building	$205	$165
Capital equipment lease	88	114
Accrued vacation	643	647
Deferred compensation	1,099	—
Inventory items	2,848	2,008
Allowance for doubtful accounts	235	19
Other accruals	3,407	3,424
Acquisition related items	1,886	2,114
Unrealized loss on securities	168	189
Total deferred tax assets	10,579	8,680

Deferred tax liabilities:
Unrealized gain on securities	(11)	—
Depreciation and amortization	(6,784)	(2,851)
Total deferred tax liabilities	(6,795)	(2,851)
Net deferred tax asset	$3,784	$5,829

Note 12 Goodwill and Other Intangible Asset Data

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

Intangible asset data are as follows (in thousands):

	December 31, 2003		December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Current technology	$12,033	$(5,466)	$7,422	$(3,866)
In-process research and development	692	(692)
Customer relationships	2,503	(39)

Unamortized intangible assets
Goodwill	$61,150		$54,455

Aggregate amortization expense
For the year ended December 31, 2002			$1,494
For the year ended December 31, 2003	$1,640

Estimated amortization expense
For the year ended December 31, 2004	2,551
For the year ended December 31, 2005	1,674
For the year ended December 31, 2006	1,086
For the year ended December 31, 2007	1,086
For the year ended December 31, 2008	1,083
For the year ended December 31, 2009	965
For the year ended December 31, 2010	313
For the year ended December 31, 2011	273

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

Operating income for 2001 includes $3,835,000 of amortization of goodwill and other intangible assets that are not included in 2002 and 2003 results, because of the implementation of SFAS No. 142. If adjusted for the impact of the implementation of SFAS No. 142 (i.e., if goodwill had not been amortized), net income, basic earnings per share, and diluted earnings per share would have been as follows:

Year ended December 31, 2001
Net income	$63,983
Basic earnings per share	$1.39
Diluted earnings per share	$1.38

Note 13 401(k) Savings and Profit Sharing Plans

Zebra has a Retirement Savings and Investment Plan (the 401(k) Plan), which is intended to qualify under Section 401(k) of the Internal Revenue Code. Qualified employees may participate in Zebra’s 401(k) Plan by contributing up to 15% of their gross earnings to the plan subject to certain Internal Revenue Service restrictions. Zebra matches each participant’s contribution of up to 6% of gross eligible earnings at the rate of 50%. Zebra may contribute additional amounts to the 401(k) Plan at the discretion of the Board of Directors, subject to certain legal limits.

Zebra has a discretionary profit-sharing plan for qualified employees, to which it contributed 2.4% of eligible payroll for 2003, 1.9% for 2002 and 1.9% for 2001. Participants are not permitted to make contributions under the profit-sharing plan.

Company contributions to these plans, which were charged to operations, approximated the following (in thousands):

	Year Ended December 31,
	2003	2002	2001
401(k)	$1,572	$1,452	$1,374
Profit sharing	1,544	1,146	1,178
Total	$3,116	$2,598	$2,552

Note 14 Derivative Instruments

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

	For the years ended December 31,
	December 31, 2003	December 31, 2002	December 31, 2001
Change in gains (losses) from foreign exchange derivatives	$(3,756)	$(2,579)	$(1,642)
Gain (loss) on net foreign currency assets	3,204	2,926	746
Net foreign exchange gain (loss)	$(552)	$347	$(896)

	December 31, 2003	December 31, 2002
Notional balance of outstanding contracts:
Pound	£8,569	£3,293
Euro	€22,000	€26,000

Hedging of Anticipated Sales

During the second quarter of 2003, we began a program to manage the exchange rate risk of anticipated euro denominated sales using forward contracts and designated these contracts as cash flow hedges. Unrealized gains and losses on these contracts are deferred in other comprehensive income until the contracts are settled and the hedged sales are realized, at which time the deferred gains or losses will be reported as an increase or decrease to sales. Summary financial information related to the cash flow hedges of future revenues follows (in thousands, except percentages):

December 31, 2003
Net unrealized gains (losses) deferred in other comprehensive income:
Gross	$(1,537)
Tax benefit	538
Net	$(999)

Net gain (loss) included in revenue for the following periods ended December 31, 2003:
Three months	$(150)
Year	265

Notional balance of outstanding contracts:	€30,420
Hedge effectiveness	100%

Note 15 Commitments and Contingencies

Leases. In September 1989, Zebra entered into a lease agreement for its Vernon Hills facility and certain machinery, equipment, furniture and fixtures with Unique Building Corporation, a related party. The facility portion of the lease is the only remaining portion in existence as of December 31, 2003, and is treated as an operating lease. An amendment to the lease dated July 1997 added 59,150 square feet and extended the term of the existing lease through June 30, 2014. The lease agreement includes a modification to the base monthly rental, which goes into effect if the prescribed rent payment is less than the aggregate principal and interest payments required to be made by Unique under an Industrial Revenue Bond (IRB).

Minimum future obligations under non-cancelable operating leases and future minimum capital lease payments as of December 31, 2003, are as follows (in thousands):

	Capital Leases	Operating Leases
2004	$190	$4,248
2005	190	3,669
2006	175	3,477
2007	34	3,260
2008	29	3,226
Thereafter	87	19,102
Total minimum lease payments	705	$36,982
Less amount representing interest	(100)
Present value of minimum payments	605
Less current portion of obligation under capital lease	(153)
Long-term portion of obligation under capital lease	$452

Rent expense for operating leases charged to operations for the years ended December 31, 2003, 2002, and 2001 was $5,591,000, $5,699,000, and $4,917,000, respectively.

Letter of credit. In connection with the lease agreements described above, Zebra has guaranteed Unique’s full and prompt payment under Unique’s letter of credit agreement with a bank. The contingent liability of Zebra under this guaranty as of December 31, 2003, is $700,000, which is the limit of Zebra’s guaranty throughout the term of the IRB.

Legal proceedings. On April 23, 2003, Paxar Americas, Inc., (Paxar Americas) filed a patent infringement lawsuit in the United States District Court for the Southern District of Ohio against Zebra and certain of its subsidiaries. Paxar Americas’ Complaint alleges that certain of Zebra’s printer products infringe one or more of eight identified Paxar Americas patents, although not each product is accused of infringing each patent. Zebra has filed an Answer to Paxar Americas’ Complaint, denying Paxar Americas’ allegations of infringement and asserting several affirmative defenses, including the invalidity of Paxar Americas’ asserted patent claims.

On November 21, 2003, ZIH Corp. (ZIH) filed a Complaint in the United States District Court for the District of Massachusetts against Paxar Corporation, alleging that Paxar Corporation printers infringe ZIH’s U.S. Patent Nos. 5,813,343 and 5,860,753. Paxar Corporation answered ZIH’s Complaint, denying infringement and seeking a declaratory judgment that ZIH’s patents-in-suit are not infringed and are invalid and/or unenforceable. Paxar Corporation filed a motion to transfer ZIH’s Massachusetts suit to Ohio federal court. ZIH opposed Paxar Corporation’s motion to transfer, and the parties are awaiting the Court’s ruling on the transfer motion.

On November 25, 2003, Paxar Americas filed a Complaint against ZIH in the United States District Court for the Southern District of Ohio, seeking a declaratory judgment that the patents asserted by ZIH in its Massachusetts Complaint are not infringed and are invalid and unenforceable. On December 17, 2003, Paxar Americas amended its complaint to add Zebra Technologies Corporation as a defendant. The parties have filed a motion to stay this action pending the Massachusetts District Court’s ruling on Paxar Corporation’s motion to transfer. The parties have agreed to file a motion to transfer this action to the Massachusetts District Court if the Massachusetts District Court denies Paxar Corporation’s pending motion to transfer.

We are unable at this time to estimate the range of the potential liability that would result from an unsuccessful defense, and consistent with the requirements of SFAS No. 5, Accounting for Contingencies, no liability has been recorded in Zebra’s consolidated financial statements as of December 31, 2003.

Note 16 Segment Data and Export Sales

Zebra is organized with two internal business units, bar code and card imaging. These business units have similar economic characteristics, products and services, production processes, types of customers, distribution methods, and regulatory environments. Additionally, there are significant shared services supporting both business units. Because of these similarities, we have aggregated our internal business units and have treated them as one reportable segment as permitted by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.

Information regarding Zebra’s operations by geographic area for the years ended December 31, 2003, 2002, and 2001 is contained in the following table. These amounts (in thousands) are reported in the geographic area where the final sale originates.

North America

Europe, Middle East & Africa

Latin America

Asia

Total

2003
Net sales	$292,543	$170,544	$29,406	$43,904	$536,397
Long-lived assets	102,962	6,415	3	87	109,467

2002
Net sales	$270,288	$142,273	$28,097	$34,953	$475,611
Long-lived assets	90,873	6,502	—	98	97,473

2001
Net sales	$269,955	$128,348	$21,752	$29,953	$450,008
Long-lived assets	93,345	6,749	—	76	100,170

Note 17 Deferred Compensation Plan

Beginning January 1, 2002, Zebra offered a deferred compensation plan that permits management and highly compensated employees to defer portions of their compensation and to select a method of investing these funds. The salaries that have been deferred since the plan’s inception have been accrued and the only expense, other than salaries, related to this plan is the unrealized gain/loss on the deferred amounts. Investment income includes an unrealized loss of $60,000 for 2003 and $16,000 for 2002 related to this plan. Zebra has included $2,401,000 in other long-term liabilities at December 31, 2003 and $1,008,000 at December 31, 2002, to reflect its liability under this plan. To fund this plan, Zebra purchases corporate-owned whole-life insurance contracts on the related employees, of which Zebra is the beneficiary. Investments and marketable securities include the cash surrender value of these policies aggregating $2,116,000 as of December 31, 2003, and $914,000 as of December 31, 2002.

Note 18 Costs Associated with Exit or Disposal Activities

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

Currently, our Varades facility conducts the product development for our line of card imaging identification printers and includes the European service center for these printers. We will transfer the product development activities to Camarillo, California, where we have manufactured these printers since 2001. We will transfer the European card imaging printer service operation to our Preston, United Kingdom, facility where the Europe, Middle East and African distribution of these printers already occurs. Additionally, we will eliminate the Varades administrative functions including finance, information systems and human resources support. At the completion of the plan, the Varades facility will be closed and no employees will remain. As of December 31, 2003, we expect the following exit costs (in thousands):

Type of Cost	Total expected to be incurred
Severance, stay bonuses, and other employee-related expenses	$1,436
Asset disposal costs	278
Other exit costs	650
Total	$2,364

As of December 31, 2003, costs of $990,000 have been accrued that are associated with this program. During the fourth quarter of 2003, $242,000 was paid out for severance and other related expenses.

During January 2004, we announced plans to consolidate our Warwick, Rhode Island, printer manufacturing and repair service business into our Camarillo, California and Vernon Hills, Illinois locations. This transition is expected to take 12 to 18 months to complete. The Warwick facility will continue to manufacture and distribute bar code label printer supplies, as well as house engineering, product management, and the key account sales functions for mobile products. We expect the following exit costs:

Type of Cost	Total expected to be incurred
Severance, stay bonuses, and other employee-related expenses	$820
Asset disposal costs	275
Other exit costs	553
Total	$1,648

As of December 31, 2003, no costs have been accrued that are associated with this program.

Note 19 Other Comprehensive Income (Loss)

Stockholders’ equity contains certain items classified as other comprehensive income, including:

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

•                  Unrealized holding gains (losses) on foreign currency hedging activities relate to derivative instruments used to hedge the currency exchange rates for forecasted euro sales. These hedges are designated as cash flow hedges, and we have deferred income statement recognition of gains and losses until the hedged transaction occurs. See Note 14 for more details.

•                  Unrealized gains (losses) on investments classified as available-for-sale are deferred from income statement recognition. See Note 7 for more details.

The changes in other comprehensive income (loss) are as follows (in thousands):

	Years ended December 31,
	2003	2002	2001
Foreign currency translation adjustments	$4,110	$2,968	$(977)

Changes in unrealized holding losses on foreign currency hedging activities:
Gross	$(1,537)	—	—
Income tax (benefit)	(538)	—	—
Net	$(999)	—	—

Changes in unrealized gains (losses) on investments classified as available-for-sale:
Gross	$504	$(2,466)	$4,688
Income tax (benefit)	158	(863)	863
Net	$346	$(1,603)	$3,000

The components of other comprehensive income (loss) appearing in the balance sheet are as follows:

	December 31, 2003	December 31, 2002
Unrealized holding gain (loss) on investments (net of tax)	$318	$(28)
Unrealized holding loss on hedging transactions (net of tax)	(999)	—
Cumulative translation adjustment	4,110	—
	$3,429	$(28)

Note 20 Quarterly Results of Operations (unaudited)

(Amounts in thousands, except per share data)

2003	First Quarter		Second Quarter	Third Quarter	Fourth Quarter
Net sales	$124,685		$129,863	$134,649	$147,200
Cost of sales	60,336		63,305	66,876	72,803
Gross profit	64,349		66,558	67,773	74,397

Selling and marketing	14,504		16,754	15,871	19,506
Research and engineering	7,579		7,560	7,898	8,722
General and administrative	10,251		10,248	9,937	11,456
Amortization of intangibles	371		371	371	527
Acquired in-process technology	—		—	—	692
Exit costs	—		—	—	1,232
Merger costs	—		—	—	9
Total operating expenses	32,705		34,933	34,077	42,144
Operating income	31,644		31,625	33,696	32,253

Investment income (expense)	2,439		3,017	(982)	4,079
Interest expense	(38)		(14)	(64)	(38)
Foreign exchange gain (loss)	(143)		(87)	(18)	(304)
Other, net	6		(292)	(263)	(524)
Total other income (expense)	2,264		2,624	(1,327)	3,213

Income before taxes	33,908		34,249	32,369	35,466
Income taxes	11,868		11,987	9,370	11,071
Net income	$22,040		$22,262	$22,999	$24,395

Basic earnings per share	$0.47	(1)	$0.47 (1)	$0.49	$0.52
Diluted earnings per share	$0.47	(1)	$0.47 (1)	$0.48	$0.51

2002	First Quarter (3)(4)	Second Quarter	Third Quarter		Fourth Quarter (2)
Net sales	$110,185	$115,951	$123,151		$126,324
Cost of sales	58,173	60,202	62,729		63,760
Gross profit	52,012	55,749	60,422		62,564

Selling and marketing	11,949	13,531	14,343		16,354
Research and engineering	7,456	7,472	7,609		6,673
General and administrative	9,329	9,413	9,213		10,733
Amortization of intangibles	367	367	373		387
Costs related to terminated acquisition	3,300	—	—		—
Merger costs	73	—	—		—
Total operating expenses	32,474	30,783	31,538		34,147
Operating income	19,538	24,966	28,884		28,417

Investment income (expense)	4,167	1,188	2,227		2,422
Interest expense	(55)	(32)	(114)		(118)
Foreign exchange gain (loss)	(158)	(193)	25		673
Other, net	(155)	(220)	(458)		(121)
Total other income (expense)	3,799	743	1,680		2,856

Income before taxes	23,337	25,709	30,564		31,273
Income taxes	8,397	9,249	10,697		10,945
Net income	$14,940	$16,460	$19,867		$20,328

Basic earnings per share	$0.32 (1)	$0.35 (1)	$0.43	(1)	$0.44	(1)
Diluted earnings per share	$0.32 (1)	$0.35 (1)	$0.42	(1)	$0.43	(1)

(1)          Restated for a 3-for-2 stock split in August 2003 paid in the form of a 50% stock dividend.

(2)          Includes pretax charges of $1,232 related to the closure of the Varades, France facility and $701 for integration and in-process research and development costs related to the acquisition of Atlantek, Inc.

(3)          First quarter 2002 includes $3,300 in operating expenses related to the terminated acquisition of Fargo Electronics, Inc.

(4)          Includes pretax charges for integration costs relating to the acquisition of Comtec Information Systems, Inc., of $73 in the first quarter of 2002.

Note 21 Major Customers

Sales to ScanSource, Inc., accounted for 13.8% of net sales in 2003 and 13.6% in 2002. No customer accounted for 10% or more of net sales in 2001.

ZEBRA TECHNOLOGIES CORPORATION

Schedule II

Valuation and Qualifying Accounts

(Amounts in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Valuation account for accounts receivable:
Year ended December 31, 2003	$1,236	$557	$405	$1,388
Year ended December 31, 2002	$1,975	$909	$1,648	$1,236
Year ended December 31, 2001	$1,420	$489	$(66)	$1,975

Valuation accounts for inventories:
Year ended December 31, 2003	$5,075	$4,337	$3,174	$6,238
Year ended December 31, 2002	$5,916	$1,664	$2,505	$5,075
Year ended December 31, 2001	$5,743	$2,171	$1,998	$5,916

See accompanying independent auditors’ report.