Form 10-Q
period 2004-04-03
ZEBRA TECHNOLOGIES CORP/DE
filed 2004-05-07
CIK 877212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).      Yes  ☒ No ☐

As of May 4, 2004, there were the following shares outstanding:

Class A Common Stock, $.01 par value            47,661,564

ZEBRA TECHNOLOGIES CORPORATION

QUARTER ENDED APRIL 3, 2004

PART I - FINANCIAL INFORMATION

Item 1.            Consolidated Financial Statements

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	April 3, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17,312	$14,266
Investments and marketable securities	470,271	433,582
Accounts receivable, net	82,104	81,867
Inventories	48,009	42,781
Deferred income taxes	4,617	4,507
Prepaid expenses	4,414	4,415
Total current assets	626,727	581,418

Property and equipment at cost, less accumulated depreciation and amortization	41,896	39,286
Goodwill	61,074	61,150
Other intangibles	8,436	9,031
Other assets	14,570	10,726
Total assets	$752,703	$701,611

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$20,768	$16,238
Accrued liabilities	22,121	26,938
Current portion of obligation under capital lease	182	153
Income taxes payable	11,118	2,273
Total current liabilities	54,189	45,602
Obligation under capital lease, less current portion	351	452
Deferred income taxes	1,898	723
Deferred rent	543	518
Other long-term liabilities	3,093	2,401
Total liabilities	60,074	49,696

Stockholders’ equity:
Preferred stock	—	—
Class A Common Stock	476	474
Additional paid-in capital	72,240	62,166
Retained earnings	613,780	585,846
Accumulated other comprehensive income (loss)	6,133	3,429
Total stockholders’ equity	692,629	651,915
Total liabilities and stockholders’ equity	$752,703	$701,611

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended
	April 3, 2004	March 29, 2003
Net sales	$154,174	$124,685
Cost of sales	73,571	60,336
Gross profit	80,603	64,349

Operating expenses:
Selling and marketing	17,207	14,504
Research and development	8,896	7,579
General and administrative	12,746	10,251
Amortization of intangible assets	649	371
Exit costs	363	—
Merger costs	45	—
Total operating expenses	39,906	32,705

Operating income	40,697	31,644

Other income (expense):
Investment income (expense)	3,073	2,439
Interest expense	(26)	(38)
Foreign exchange losses	(656)	(143)
Other, net	(293)	6
Total other income (expense)	2,098	2,264

Income before income taxes	42,795	33,908
Income taxes	14,861	11,868
Net income	$27,934	$22,040

Basic earnings per share	$0.59	$0.47
Diluted earnings per share	$0.58	$0.47

Basic weighted average shares outstanding	47,500	46,797
Diluted weighted average and equivalent shares outstanding	48,179	47,241

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	Three Months Ended
	April 3, 2004	March 29, 2003
Net income	$27,934	$22,040

Other comprehensive income (loss):
Foreign currency translation adjustment	1,288	(738)
Changes in unrealized gains/losses on hedging transactions, net of tax	1,026	—
Changes in unrealized gains/losses on investments, net of tax	390	(119)
Comprehensive income	$30,638	$21,183

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Three Months Ended
	April 3, 2004	March 29, 2003
Cash flows from operating activities:
Net income	$27,934	$22,040
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,050	2,909
Tax benefit from exercise of stock options	3,148	—
Deferred income taxes	1,089	(66)
Changes in assets and liabilities:
Accounts receivable, net	1,097	(7,684)
Inventories	(4,712)	(2,416)
Other assets	(3,130)	(33)
Accounts payable	3,527	3,281
Accrued liabilities	(4,879)	(1,402)
Income taxes payable	8,795	12,642
Other operating activities	1,462	(2,598)
Net cash provided by operating activities	37,381	26,673

Cash flows from investing activities:
Purchases of property and equipment	(4,805)	(1,935)
Purchases of investments and marketable securities	(233,278)	(326,683)
Sales and maturities of investments and marketable securities	196,589	307,424
Net cash used in investing activities	(41,494)	(21,194)

Cash flows from financing activities:
Proceeds from exercise of stock options and stock purchase plan purchases	6,928	3,017
Payments for obligation under capital lease	(68)	(184)
Net cash provided by financing activities	6,860	2,833

Effect of exchange rate changes on cash	299	(221)

Net increase in cash and cash equivalents	3,046	8,091
Cash and cash equivalents at beginning of period	14,266	18,418
Cash and cash equivalents at end of period	$17,312	$26,509

Supplemental disclosures of cash flow information:
Interest paid	$26	$38
Income taxes paid	3,053	1,478

Supplemental disclosures of non-cash transactions:
Conversion of Class B Common Stock to Class A Common Stock	—	3

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

Management prepared these unaudited interim consolidated financial statements for Zebra Technologies Corporation and subsidiaries (Zebra) according to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information required in full-year audited financial statements is omitted, as allowed by SEC rules and regulations. These omissions relate to required annual disclosures, which have not materially changed since our Form 10-K was filed with the SEC. See our Form 10-K for the year ended December 31, 2003, for these additional disclosures.

The consolidated balance sheet as of December 31, 2003, in this Form 10-Q is taken from the audited consolidated balance sheet in our Form 10-K. These interim financial statements include all adjustments necessary to present fairly Zebra’s consolidated financial position as of April 3, 2004, and the consolidated results of operations and cash flows for the three months ended April 3, 2004 and March 29, 2003. These results, however, are not necessarily indicative of results for the full year.

Note 2—Stock-Based Compensation

As of April 3, 2004, we had three stock-based compensation plans available for future grants. We account for these plans under the principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based compensation cost is reflected in net income, because all options granted under these plans had grant prices equal to the market value of the underlying common stock on the date of grant. The following table shows the effect on net income and earnings per share if we had used the alternative fair value recognition provisions of Statement of Financial Standards (SFAS) No. 123, Accounting for Stock-based Compensation (in thousands, except per share data):

	Three Months Ended
	April 3, 2004	March 29, 2003
Net income	$27,934	$22,040
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(1,409)	(1,249)
Pro forma net income	$26,525	$20,791

Basic earnings per share:
As reported	$0.59	$0.47
Pro forma	0.56	0.44

Diluted earnings per share:
As reported	$0.58	$0.47
Pro forma	0.55	0.44

Note 3 – Inventories

The components of inventories are as follows (in thousands):

	April 3, 2004	December 31, 2003
Raw materials	$30,536	$29,127
Work in process	546	645
Finished goods	16,927	13,009
Total inventories	$48,009	$42,781

Note 4 – Investments and Marketable Securities

We classify the majority of our investments and marketable securities as available-for-sale in accordance with the classifications defined in SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.

SFAS No. 115 requires that changes in the market value of available-for-sale securities are reflected in the accumulated other comprehensive income caption of stockholders’ equity in the balance sheet, until we dispose of the securities. Once these securities are disposed of, either by sale or maturity, the accumulated changes in market value are transferred to investment income. On the cash flow statements, changes in the balances of available-for-sale securities are shown as purchases, sales and maturities of investments and marketable securities.

Changes in market value of trading securities are recorded in investment income as they occur, and the related cash flow statement includes changes in the balances of trading securities as operating cash flows.

Unrealized gains and losses on investment securities are included in these financial statements as follows (in thousands):

	Three Months Ended
	April 3, 2004	March 29, 2003

Unrealized gains (losses) on available-for-sale securities, recorded net of tax, in accumulated other comprehensive income	$390	$(119)

Unrealized gains (losses) on trading securities in investment income	$15	$(45)

Note 5—Stockholders’ Equity

Share count and par value data related to stockholders’ equity are as follows:

	April 3, 2004	December 31, 2003
Preferred Stock
Par value per share	$0.01	$0.01
Shares authorized	10,000,000	10,000,000
Shares outstanding	—	—
Common Stock - Class A
Par value per share	$0.01	$0.01
Shares authorized	78,358,189	78,358,189
Shares issued	47,639,688	47,399,302
Shares outstanding	47,639,688	47,399,302

Note 6—Other Comprehensive Income (Loss)

Stockholders’ equity includes certain items classified as other comprehensive income, including:

•      Foreign currency translation adjustment relates to our non-U.S. subsidiary companies that have designated a functional currency other than the U.S. dollar. We are required to translate the subsidiary functional currency financial statements to dollars using a combination of historical, month-end, and average foreign exchange rates. This combination of rates creates the foreign currency translation adjustment component of other comprehensive income.

•      Unrealized gains (losses) on foreign currency hedging activities relate to derivative instruments used to hedge the currency exchange rates for forecasted euro sales. These hedges are designated as cash flow hedges, and we have deferred income statement recognition of gains and losses until the hedged transaction occurs. See Note 9 for more details.

•      Unrealized gains (losses) on investments classified as available-for-sale are deferred from income statement recognition until the gains or losses are realized. See Note 4 for more details.

The components of other comprehensive income (loss) included in the Consolidated Statements of Comprehensive Income are as follows (in thousands):

	Three Months Ended
	April 3, 2004	March 29, 2003
Foreign currency translation adjustments	$1,288	$(738)

Changes in unrealized gains on foreign currency hedging activities:
Gross	$1,578	—
Income tax	552	—
Net	$1,026	—

Changes in unrealized gains (losses) on investments classified as available for sale:
Gross	$600	$(183)
Income tax (benefit)	210	(64)
Net	$390	$(119)

The components of other comprehensive income (loss) included in the Consolidated Balance Sheets are as follows (in thousands):

	As of
	April 3, 2004	December 31, 2003
Foreign currency translation adjustments	$5,398	$4,110

Unrealized gains (losses) on foreign currency hedging activities:
Gross	$41	$(1,537)
Income tax (benefit)	14	(538)
Net	$27	$(999)

Urealized gains on investments classified as available for sale:
Gross	$1,089	$489
Income tax	381	171
Net	$708	$318

Note 7—Earnings Per Share

Earnings per share were computed as follows (in thousands, except per share amounts):

	Three Months Ended
	April 3, 2004	March 29, 2003
Basic earnings per share:
Net income	$27,934	$22,040
Weighted average common shares outstanding	47,500	46,797
Per share amount	$0.59	$0.47

Diluted earnings per share:
Net income	$27,934	$22,040
Weighted average common shares outstanding	47,500	46,797
Add: Effect of dilutive securities – stock options	679	444
Diluted weighted average and equivalent shares outstanding	48,179	47,241
Per share amount	$0.58	$0.47

Potentially dilutive securities that were excluded from the earnings per share calculation consist of stock options with an exercise price greater than the average market price of the Class A common stock. These options totaled 213,000 for the three months ended April 3, 2004, and 194,000 for the three months ended March 29, 2003.

Note 8—Goodwill and Other Intangible Asset Data

Intangible asset data are as follows (in thousands):

	April 3, 2004		December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Current technology	$12,279	$(6,067)	$12,033	$(5,466)
Customer relationships	2,333	(109)	2,503	(39)
Total	$14,612	$(6,176)	$14,536	$(5,505)

Unamortized intangible assets
Goodwill	$61,074		$61,150

Aggregate amortization expense
For the three months ended March 29, 2003			$371
For the three months ended April 3, 2004	$649

Estimated amortization expense
For the year ended December 31, 2004	$2,568
For the year ended December 31, 2005	1,691
For the year ended December 31, 2006	1,103
For the year ended December 31, 2007	1,103
For the year ended December 31, 2008	1,099
For the year ended December 31, 2009	975
For the year ended December 31, 2010	292
For the year ended December 31, 2011	254

We test the impairment of goodwill each year or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We completed our last assessment during June 2003.

We evaluate the impairment of long-lived assets including identifiable intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

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

Hedging of Net Assets

We use forward contracts and options to manage exposure related to our pound and euro denominated net assets and designate these contracts and options as fair value hedges. We record gains and losses on these contracts and options in income each quarter along with the translation gains and losses related to our net euro asset position, which would ordinarily offset each other. Summary financial information related to these activities follows (in thousands):

	Three Months Ended
	April 3, 2004	March 29, 2003
Change in gains (losses) from foreign exchange derivatives	$529	$(1,355)
Gain (loss) on net foreign currency assets	(1,185)	1,212
Net foreign exchange loss	$(656)	$(143)

	As of
	April 3, 2004	December 31, 2003
Notional balance of outstanding contracts:
Pound	£6,198	£8,569
Euro	€27,000	€22,000

Hedging of Anticipated Sales

We manage the exchange rate risk of anticipated euro denominated sales using forward contracts and designate these contracts as cash flow hedges. Gains and losses on these contracts are deferred in other comprehensive income until the contracts are settled and the hedged sales are realized, at which time the deferred gains or losses will be reported as an increase or decrease to sales. Summary financial information related to the cash flow hedges of future revenues follows (in thousands, except percentages):

	As of
	April 3, 2004	December 31, 2003
Net unrealized gains (losses) deferred in other comprehensive income:
Gross	$41	$(1,537)
Income tax	(14)	538
Net	$27	$(999)

Notional balance of outstanding contracts	€15,470	€30,420
Hedge effectiveness	100%	100%

Net losses included in revenue for the
Three months ended March 29, 2003		—
Three months ended April 3, 2004	$(642)

Note 10—Costs associated with Exit or Disposal Activities

During the third quarter of 2003, we initiated a plan to close our engineering site in Varades, France. This plan was announced in October 2003 and is accounted for under SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. All exit costs associated with this activity are identified on a separate line of our income statement, as part of operating expenses. Our consolidation plan is intended to reduce costs and improve manufacturing efficiency.

Our Varades facility conducted the product development for our line of card imaging identification printers and included the European service center for these printers. We transferred the product development activities to Camarillo, California, where we have manufactured these printers since 2001. We transferred the European card imaging printer service operation to our Preston, United Kingdom, facility where the Europe, Middle East and African distribution of these printers already occurs. To date, we eliminated most of the Varades administrative functions including finance, information systems and human resources support. At the completion of the plan, the Varades facility will be closed and no employees will remain. As of April 3, 2004, we expect the following exit costs to be incurred for the entire project (in thousands):

Type of Cost	Costs incurred to date	Additional costs expected	Total costs expected to be incurred
Severance, stay bonuses, and other employee-related expenses	$1,321	$457	$1,778
Asset disposal costs	—	278	278
Other exit costs	94	214	308
Total	$1,415	$949	$2,364

Included above in the costs incurred to date is $335,000, which is included in accrued liabilities as of April 3, 2004.

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

Type of Cost	Costs incurred to date	Additional costs expected	Total costs expected to be incurred
Severance, stay bonuses, and other employee-related expenses	$73	$820	$893
Asset disposal costs	—	150	150
Other exit costs	65	553	618
Total	$138	$1,523	$1,661

Included above in the costs incurred to date is $73,000, which is included in accrued liabilities as of April 3, 2004.

Note 11—Contingencies

On April 24, 2003, Paxar Americas, Inc. (Paxar Americas) filed a patent infringement lawsuit in the United States District Court for the Southern District of Ohio against Zebra and certain of its subsidiaries. Paxar Americas’ Complaint alleges that certain of Zebra’s products infringe on one or more of eight identified Paxar Americas patents, although not each product is accused of infringing each patent. Zebra has filed an Answer to Paxar Americas’ Complaint, denying Paxar Americas’ allegations of infringement and asserting several affirmative defenses, including the invalidity of Paxar Americas’ asserted patent claims.

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

We do not believe a liability is probable and are unable at this time to estimate the range of the potential liability that would result from an unsuccessful defense, and consistent with the requirements of SFAS No. 5, Accounting for Contingencies, no liability has been recorded in Zebra’s consolidated financial statements as of April 3, 2004.

Item 2.            Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations: First Quarter of 2004 versus First Quarter of 2003

Sales

Sales by product category, percent change, and percent of total sales for the three months ended April 3, 2004, and March 29, 2003, were (in thousands, except percentages):

	Three Months Ended
Product Category	April 3, 2004	March 29, 2003	Percent Change	Percent of Total Sales - 2004	Percent of Total Sales - 2003
Hardware	$118,477	$94,552	25.3	76.8	75.8
Supplies	28,674	23,139	23.9	18.6	18.6
Service and software	6,541	6,037	8.3	4.2	4.8
Shipping and handling	1,124	957	17.6	0.8	0.8
Cash flow hedging activities	(642)	—	—	(0.4)	—
Total sales	$154,174	$124,685	23.7	100.0	100.0

Sales to customers by geographic region, percent changes and percent of total sales for the three months ended April 3, 2004, and March 29, 2003, were (in thousands, except percentages):

	Three Months Ended
Geographic Region	April 3, 2004	March 29, 2003	Percent Change	Percent of Total Sales - 2004	Percent of Total Sales - 2003
Europe, Middle East and Africa	$52,452	$39,332	33.4	34.0	31.6
Latin America	8,439	6,666	26.6	5.5	5.3
Asia-Pacific	12,150	9,129	33.1	7.9	7.3
Total International	73,041	55,127	32.5	47.4	44.2
North America	81,133	69,558	16.6	52.6	55.8
Total sales	$154,174	$124,685	23.7	100.0	100.0

We believe that our sales growth for the first quarter of 2004 reflects the overall increase in economic activity as well as the success of our sales and marketing programs to improve demand for Zebra products, strengthen distribution channel relationships and increase the awareness of Zebra products and the Zebra brand in targeted end markets. The growth in Zebra’s business was well balanced across geographies, products, and channels. New printer products (defined as printers released within 18 months prior to the end of the applicable fiscal period) accounted for 28.7% of printer sales in the first quarter of 2004 and 21.3% of printer sales in the first quarter of 2003.

In North America, we introduced a new marketing and channel program during 2003, which strengthened the quality of our relationships with our channel partners and expanded the number of resellers selling Zebra products. We have now signed about 200 of these new channel partners, up from only 100 six months ago. Our strategy of creating demand for solutions incorporating Zebra products, and fulfilling that demand through stronger channels, is proving successful.

We believe a new organizational structure in Europe helped achieve sharper business focus and contributed to the sales growth in that region. We estimate that favorable foreign exchange movements, offset by product pricing adjustments, had a net positive effect of $3,780,000 on sales. The Zebra representatives added to Asia-Pacific in the past two years had a positive impact on the first quarter sales.

Our international sales are denominated in multiple currencies, primarily the dollar, pound and euro, which causes our reported sales to be subject to fluctuations in currency rates. When significant currency rate fluctuations occur, we review our product pricing and make appropriate changes to maintain our competitive position.

Since the first quarter of 2003, the dollar has weakened significantly against both the euro and pound. As a result, our first quarter sales translated into dollars increased by $7,323,000, or 5.9 percentage points, compared to translating the same sales using the exchange rates that prevailed in the first quarter of 2003. Competitive pricing adjustments caused by the currency situation reduced sales by $3,543,000 or 2.8 percentage points.

Zebra’s program to hedge the exchange rate on forecasted euro-denominated sales resulted in a loss of $642,000 due to foreign exchange rates climbing above those included in our forward contracts. See note 9 to the financial statements for a more detailed discussion of this hedging program.

Printer unit volumes and average selling price information is summarized below:

	Three Months Ended
	April 3, 2004	March 29, 2003	Percent Change
Total printers shipped	150,657	128,519	17.2
Average selling price of printers shipped	$639	$608	5.1

For the first quarter of 2004, unit volumes increased in all product lines and all regions.  The number of units sold during the first quarter of the high end and mid range tabletop printers are a greater percentage of the total units sold relative to the first quarter of 2003. These printers generally have higher average unit selling prices, resulting in a higher overall average unit selling price.

Gross Profit

Gross profit information is summarized below (in thousands, except percentages):

	Three Months Ended
	April 3, 2004	March 29, 2003	Percent Change
Gross Profit	$80,603	$64,349	25.3
Gross Margin	52.3	51.6

The major contributors to the margin improvement were:

•                  Higher capacity utilization related to the higher sales volume, representing $8,242,000 of the total gross profit increase for the first quarter of 2004.

•                  Changes in product mix accounted for $4,518,000 of the increase in gross profit for the first quarter of 2004.

•                  Foreign exchange rate movements, which we estimate increased gross profit by $6,926,000 before any pricing adjustments for the first quarter of 2004, compared with the exchange rates that prevailed during the first quarter of 2003.

•                  Price decreases of select products, which offset the above increases to gross profit, resulted in a decrease in gross profit of $3,543,000 during the first quarter of 2004.

Selling and Marketing Expenses

Selling and marketing expenses are summarized below (in thousands, except percentages):

	Three Months Ended
	April 3, 2004	March 29, 2003	Percent Change
Selling and marketing expenses	$17,207	$14,504	18.6
Percent of sales	11.2	11.6

We continue to make significant investments in demand-generating activities. During the first quarter of 2004, selling and marketing expenses increased due to higher payroll and benefits and advertising costs.

Research and Development Costs

The development of new products and enhancement of existing products are important to Zebra’s business and growth prospects. To maintain and build our product pipeline, we made investments in research and development, summarized below (in thousands, except percentages):

	Three Months Ended
	April 3, 2004	March 29, 2003	Percent Change
Research and development costs	$8,896	$7,579	17.4
Percent of sales	5.8	6.1

Quarterly product development expenses fluctuate widely depending on the status of on-going projects. We are committed to a long-term strategy of significant investment in product development. For the first quarter of 2004, payroll and benefits increased by $654,000 in relation to the first quarter of 2003.  Consulting and legal expenses declined $480,000 due to the resolution of a third party funded research and development project.

We believe that there will be long-term growth in radio frequency identification, or RFID, and that Zebra is well positioned to participate in that growth. We have introduced new products that extend RFID technologies into our bar code label printers, and we expect to invest a larger portion of our engineering expenditures in the future on the development of RFID printer/encoders.

General and Administrative Expenses

General and administrative expenses are summarized in the table below (in thousands, except percentages):

	Three Months Ended
	April 3, 2004	March 29, 2003	Percent Change
General and administrative expenses	$12,746	$10,251	24.3
Percent of sales	8.3	8.2

For the first quarter of 2004, payroll and benefits increased $1,555,000 due to increases in headcount as well as higher payroll taxes on stock option exercises and bonus payments. Legal expenses also increased $642,000 related to:

•      Litigation with Paxar described in Note 12,

•      Increased intellectual property work,

•      International activity,

•      Records retention, and

•      Compliance issues related to Sarbanes-Oxley internal control requirements.

Exit Costs

During the fourth quarter of 2003, we announced plans to close our engineering site in Varades, France. This plan is accounted for under SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Included in operating expenses for the first quarter of 2004 are exits costs in the amount of $224,000.  These costs consist primarily of severance and other employee related expenses.

During the first quarter of 2004, we announced plans to consolidate our Warwick, Rhode Island, printer manufacturing and repair service business into our Camarillo, California and Vernon Hills, Illinois locations. During the first quarter, we incurred exit costs of $139,000 for severance and travel costs related to the consolidation.

Operating Income

Operating income is summarized in the following table (in thousands, except percentages):

	Three Months Ended
	April 3, 2004	March 29, 2003	Percent Change
Operating Income	$40,697	$31,644	28.6
Percent of sales	26.4	25.4

The increase in operating income is attributable to the following factors:

•      Higher first quarter sales,

•      Improved gross margins resulting from increased overhead utilization,

•      Favorable changes in foreign exchange rates for Zebra’s non-dollar denominated business, and

•      Cost controls that held operating expense growth below the rate of sales growth.

As a result of these actions, operating income increased by 4.9 percentage points more than the rate of sales growth during the first quarter.

Non-operating Income and Expenses

Zebra’s non-operating income and expense items are summarized in the following table (in thousands):

	Three Months Ended
	April 3, 2004	March 29, 2003
Investment income	$3,073	$2,439
Interest expense	(26)	(38)
Foreign exchange losses	(656)	(143)
Other, net	(293)	6
Total other income	$2,098	$2,264

Higher investment balances were the major contributor to the increase in investment income for the first quarter of 2004.  In addition, increases in the euro and pound exchange rates relative to the exchange rates on our forward contracts have resulted in foreign exchange losses during the quarter.

Income Taxes

The effective income tax rate for the first quarter was 34.7%, compared with 35% for the same quarter last year. This change is the result of implementing tax minimization strategies over the last year.

Net Income

Zebra’s net income is summarized below (in thousands, except per share amounts):

	Three Months Ended
	April 3, 2004	March 29, 2003
Net income	$27,934	$22,040
Diluted earnings per share	$0.58	$0.47

Liquidity and Capital Resources

Zebra continued to generate cash well in excess of its operating requirements. As a result, Zebra’s cash and investment balances have continually grown over time. As of April 3, 2004, Zebra had $487,583,000 in cash, cash equivalents, investments and marketable securities, compared with $447,848,000 at December 31, 2003. Factors affecting cash and investment balances during the first three months of 2004 include:

•      Operations provided cash in the amount of $37,381,000, primarily from net income.

•      Accounts receivable decreased $1,097,000 year-to-date (net of the effect of foreign currency translation adjustment) accompanied by a decrease in days sales outstanding to 49 days in the first quarter of 2004 from 57 days a year ago.

•      Inventories increased $4,712,000, net of foreign currency translation adjustment. This increase was in support of the higher sales levels. Compared to the same period a year ago, inventory turns are up slightly to 6.1 from 6.0.

•      Other assets increased $3,130,000, net of foreign currency translation adjustment, primarily due to the increase in the value of outstanding forward contracts.

•      Taxes payable increased $8,795,000 because of the timing of tax payments combined with increased taxation resulting from higher profits.

•      Purchases of property and equipment totaled $4,805,000.

•      Stock option exercises and purchases under the stock purchase plan contributed $6,928,000.

Management believes that existing capital resources and funds generated from operations are sufficient to finance anticipated capital requirements. It is our intention to actively pursue opportunities to acquire other businesses.

Critical Accounting Policies and Estimates

Management prepared the consolidated financial statements of Zebra Technologies Corporation under accounting principles generally accepted in the United States of America. These principles require the use of estimates, judgments and assumptions. We believe that estimates, judgments and assumptions we use are reasonable, based upon the information available.

Our estimates and assumptions affect the reported amounts in our financial statements. The following accounting policies comprise those that we believe are the most critical in understanding and evaluating Zebra’s reported financial results.

Revenue Recognition

Zebra recognizes product sales at the time of shipment and passage of title, which are generally the same. Other items that affect our revenue recognition include:

Customer returns

Customers have the right to return products that do not function properly within a limited time after delivery. We monitor and track product returns and record a provision for the estimated future returns based on historical experience and any notification received of pending returns. Returns have historically been within expectations and the provisions established, but Zebra cannot guarantee that it will continue to experience return rates consistent with historical patterns. A significant increase in product failure rates and the resulting credit returns could have a material effect on our operating results. A 10% increase (decrease) in returns above historical levels would have decreased (increased) operating income for the first quarter of 2004 by $115,000, or 0.3% of operating income.

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

Software Revenue

We sell three types of software and record revenue as follows:

•      Our printers contain embedded firmware, which is an part of the hardware purchase. We consider the sale of this firmware to be incidental to the sale of the printer and do not attribute any revenue to it.

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

Investments and Marketable Securities

Investments and marketable securities at April 3, 2004 consisted of U.S. government securities (42.8%), state and municipal bonds (44.8%), corporate bonds (8.3%) and partnership interests (4.1%). We classify our debt and marketable equity securities in one of three categories: trading, available-for-sale or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities that Zebra has the ability and intent to hold until maturity. All securities not included in trading or held-to-maturity are classified as available-for-sale.

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

We reserve for estimated credit losses based upon historical experience and specific customer collection issues. Over the last three years, accounts receivable reserves varied from 1.7% to 2.9% of total accounts receivable. Accounts receivable reserves as of April 3, 2004, were $1,772,000, or 2.1% of the balance due. We feel this reserve level is appropriate considering the quality of the portfolio as of April 3, 2004. While credit losses have historically been within expectations and the provisions established, we cannot guarantee that our credit loss experience will continue to be consistent with historical experience.

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

Over the last three years, our reserves for excess and obsolete inventories have ranged from 10.4% to 13.1% of gross inventory. As of April 3, 2004, reserves for excess and obsolete inventories were $6,233,000, or 11.3% of gross inventory. We feel this reserve level is appropriate considering the quantities and quality of the inventories as of April 3, 2004.

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

Factors considered that may trigger an impairment review consist of:

•      Significant underperformance relative to expected historical or projected future operating results,

•      Significant changes in the manner of use of the acquired assets or the strategy for the overall business,

•      Significant negative industry or economic trends,

•      Significant decline in Zebra’s stock price for a sustained period, and

•      Significant decline in market capitalization relative to net book value.

If we believe that one or more of the above indicators of impairment have occurred, we measure impairment based on projected discounted cash flows using a discount rate that incorporates the risk inherent in the cash flows. Net intangible assets, long-lived assets and goodwill amounted to $111,406,000 as of April 3, 2004.

Contingencies

We record estimated liabilities related to contingencies based on our estimates of the probable outcomes. Quarterly, we assess the potential liability related to pending litigation, tax audits and other contingencies and confirm or revise estimates and reserves as appropriate.

On April 24, 2003, Paxar Americas, Inc. (Paxar Americas) filed a patent infringement lawsuit in the United States District Court for the Southern District of Ohio against Zebra and certain of its subsidiaries. Paxar Americas’ Complaint alleges that certain of Zebra’s products infringe on one or more of eight identified Paxar Americas patents, although not each product is accused of infringing each patent. Zebra has filed an Answer to Paxar Americas’ Complaint, denying Paxar Americas’ allegations of infringement and asserting several affirmative defenses, including the invalidity of Paxar Americas’ asserted patent claims.

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

We do not believe a liability is probable and are unable at this time to estimate the range of the potential liability that would result from an unsuccessful defense, and consistent with the requirements of SFAS No. 5, Accounting for Contingencies, no liability has been recorded in Zebra’s consolidated financial statements as of April 3, 2004.

Stock-Based Compensation

As of April 3, 2004, Zebra had three stock-based compensation plans available for future grants. We account for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-based Compensation, to stock-based compensation (in thousands, except per share amounts):

	Three Months Ended
	April 3, 2004	March 29, 2003
Net income, as reported	$27,934	$22,040
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(1,409)	(1,249)
Pro forma net income	$26,525	$20,791

Basic earnings per share:
As reported	$0.59	$0.47
Pro forma	0.56	0.44

Diluted earnings per share:
As reported	$0.58	$0.47
Pro forma	0.55	0.44

Significant Customer

ScanSource, Inc. is our most significant customer and comprised 13.1% and 13.3% of net sales for the first quarter of 2004 and 2003, respectively. No other customer accounted for 10% or more of net sales during the first quarter of 2004 or 2003.

Expectations

During our quarterly conference call on April 28, 2004, we provided net sales and earnings guidance for the second quarter of 2004 as follows (in thousands, except per share amounts and percentages):

Second Quarter 2004
Net sales	$154,000 to $160,000
Gross profit margins	51.0% to 52.5%
Operating expenses	$41,000 to $43,000
Diluted earnings per share	$0.54 to $0.59

Investment income is expected to be approximately $2,000,000 for the second quarter of 2004, and the effective tax rate is expected to be 34.75% of income before income taxes.

Our forecast includes a $550,000 restructuring charge related principally to closing our facility in Varades, France, and the consolidation of operations into other Zebra facilities. This consolidation will increase operating margin and give us greater efficiency in our product development and manufacturing activities.

Safe Harbor

Forward-looking statements contained in this filing are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995 and are highly dependent upon a variety of important factors which could cause actual results to differ materially from those reflected in such forward looking statements. These factors include market acceptance of Zebra’s printer and software products and competitors’ product offerings. They also include the effect of market conditions in North America and other geographic regions on Zebra’s financial results. Profits will be affected by Zebra’s ability to control manufacturing and operating costs. Because of Zebra’s large investment portfolio, interest rate and financial market conditions will also have an impact on results. Foreign exchange rates will have an effect on financial results, because of the large percentage of Zebra’s international sales. When used in this document and documents referenced herein, the words “anticipate,” “believe,” “estimate,” “will” and “expect” and similar expressions as they relate to Zebra or its management are intended to identify such forward-looking statements. Readers of this document are referred to prior filings with the Securities and Exchange Commission, including the Risk Factors portion of Management’s Discussion and Analysis of Financial Condition and Results of Operation in Zebra’s Form 10-K for the year ended December 31, 2003, for a further discussion of issues that could affect Zebra’s future results. Zebra undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this report.

Item 3.            Quantitative and Qualitative Disclosures About Market Risk

There were no material changes, except as discussed below, in Zebra’s market risk during the quarter ended April 3, 2004. For additional information on market risk, refer to the “Quantitative and Qualitative Disclosures About Market Risk” section of our Form 10-K for the year ended December 31, 2003.

In the normal course of business, portions of Zebra’s operations are subject to fluctuations in currency values. We manage these risks using derivative financial instruments.

Hedging of Net Assets

We use forward contracts and options to manage exposure related to our pound and euro denominated net assets and designate these contracts and options as fair value hedges. We record gains and losses on these contracts and options in income each quarter along with the translation gains and losses related to our net euro asset position, which would ordinarily offset each other. Summary financial information related to these activities follows (in thousands):

	Three Months Ended
	April 3, 2004	March 29, 2003
Change in gains (losses) from foreign exchange derivatives	$529	$(1,355)
Gain (loss) on net foreign currency assets	(1,185)	1,212
Net foreign exchange loss	$(656)	$(143)

	As of
	April 3, 2004	December 31, 2003
Notional balance of outstanding contracts:
Pounds	£6,198	£8,569
Euros	€27,000	€22,000

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

	As of
	April 3, 2004	December 31, 2003
Net unrealized gains (losses) deferred in other comprehensive income:
Gross	$41	$(1,537)
Tax benefit	(14)	538
Net	$27	$(999)

Notional balance of outstanding contracts	€15,470	€30,420
Hedge effectiveness	100%	100%

Net gain (loss) included in revenue for the
Three months ended March 29, 2003		—
Three months ended April 3, 2004	$(642)

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

We completed our review of disclosure controls and procedures under the supervision of the Disclosure Committee, and with the participation of management, including the Chief Executive Officer and Chief Financial Officer. Based on this review, the Chief Executive Officer and Chief Financial Officer concluded that as of April 3, 2004 our disclosure controls and procedures were effective to provide reasonable assurance that reports are filed or submitted within the time limits specified by the SEC, and that information is accumulated and communicated to management to allow timely decisions regarding required disclosure. There was not any change in Zebra’s internal control over financial reporting that occurred during the quarter ending April 3, 2004 that has materially affected, or is reasonably likely to materially effect Zebra’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K

(a)           Exhibits.

10.1	Employment Agreement between the Registrant and Michael T. Edicola. +
10.2	Employment Agreement between the Registrant and Hugh K. Gagnier. +
31.1	Rule 13a-14(a)/15d-14(a) Certification
31.2	Rule 13a-14(a)/15d-14(a) Certification
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)            Reports.

The Registrant furnished one report on Form 8-K during the quarterly period covered by this report. The Form 8-K was furnished in connection with the Company reporting its financial results for the year ended December 31, 2003.

+              Management contract or compensatory plan or arrangement required to be filed as an exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZEBRA TECHNOLOGIES CORPORATION

Date: May 5, 2004	By:	/s/Edward L. Kaplan
Edward L. Kaplan
Chief Executive Officer

Date: May 5, 2004	By:	/s/Charles R. Whitchurch
Charles R. Whitchurch
Chief Financial Officer