Form 10-Q
period 2004-07-03
ZEBRA TECHNOLOGIES CORP/DE
filed 2004-08-06
CIK 877212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).   Yes  ☒ No ☐

As of July 30, 2004, there were the following shares outstanding:

Class A Common Stock, $.01 par value                                                      47,782,170

ZEBRA TECHNOLOGIES CORPORATION

QUARTER ENDED JULY 3, 2004

PART I - FINANCIAL INFORMATION

Item 1.                                   Consolidated Financial Statements

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	July 3, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,387	$14,266
Investments and marketable securities	489,557	433,582
Accounts receivable, net	95,333	81,867
Inventories	47,613	42,781
Deferred income taxes	5,087	4,507
Prepaid expenses	4,668	4,415
Total current assets	651,645	581,418

Property and equipment at cost, less accumulated depreciation and amortization	41,352	39,286
Goodwill	61,137	61,150
Other intangibles, net	7,810	9,031
Other assets	14,669	10,726
Total assets	$777,613	$701,611

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$17,216	$16,238
Accrued liabilities	24,837	26,938
Current portion of obligation under capital lease	160	153
Income taxes payable	4,118	2,273
Total current liabilities	46,331	45,602
Obligation under capital lease, less current portion	437	452
Deferred income taxes	602	723
Deferred rent	567	518
Other long-term liabilities	3,302	2,401
Total liabilities	51,239	49,696

Stockholders’ equity:
Preferred stock	—	—
Class A Common Stock	478	474
Additional paid-in capital	79,110	62,166
Retained earnings	643,208	585,846
Accumulated other comprehensive income	3,578	3,429
Total stockholders’ equity	726,374	651,915
Total liabilities and stockholders’ equity	$777,613	$701,611

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
Net sales	$162,830	$129,863	$317,004	$254,547
Cost of sales	78,315	63,305	151,886	123,640
Gross profit	84,515	66,558	165,118	130,907

Operating expenses:
Selling and marketing	18,023	16,754	35,231	31,257
Research and development	9,233	7,560	18,129	15,139
General and administrative	12,527	10,248	25,273	20,500
Amortization of intangible assets	626	371	1,275	742
Exit costs	876	—	1,238	——
Merger costs	13	—	58	—
Total operating expenses	41,298	34,933	81,204	67,638

Operating income	43,217	31,625	83,914	63,269

Other income (expense):
Investment income	2,091	3,017	5,163	5,456
Interest expense	(6)	(14)	(32)	(52)
Foreign exchange gains (losses)	413	(87)	(244)	(230)
Other, net	(559)	(292)	(851)	(286)
Total other income	1,939	2,624	4,036	4,888

Income before income taxes	45,156	34,249	87,950	68,157
Income taxes	15,728	11,987	30,588	23,855
Net income	$29,428	$22,262	$57,362	$44,302

Basic earnings per share	$0.62	$0.47	$1.21	$0.94
Diluted earnings per share	$0.61	$0.47	$1.19	$0.93

Basic weighted average shares outstanding	47,706	47,037	47,598	46,922
Diluted weighted average and equivalent shares outstanding	48,369	47,562	48,268	47,412

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
Net income	$29,428	$22,262	$57,362	$44,302

Other comprehensive income (loss):
Foreign currency translation adjustment	(519)	2,147	769	1,409
Changes in unrealized gains/losses on hedging transactions, net of tax	(117)	151	909	151
Changes in unrealized gains/losses on investments, net of tax	(1,919)	(154)	(1,529)	(273)
Comprehensive income	$26,873	$24,406	$57,511	$45,589

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Six Months Ended
	July 3, 2004	June 28, 2003
Cash flows from operating activities:
Net income	$57,362	$44,302
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,080	5,783
Tax benefit from exercise of stock options	5,516	2,858
Deferred income taxes	(685)	(315)
Changes in assets and liabilities:
Accounts receivable, net	(12,496)	(7,479)
Inventories	(4,527)	(1,697)
Other assets	(3,083)	417
Accounts payable	398	535
Accrued liabilities	(2,152)	(453)
Income taxes payable	1,767	4,077
Other operating activities	(807)	(3,376)
Net cash provided by operating activities	47,373	44,652

Cash flows from investing activities:
Purchases of property and equipment	(7,737)	(4,547)
Purchases of investments and marketable securities	(709,560)	(771,137)
Sales and maturities of investments and marketable securities	653,585	719,065
Net cash used in investing activities	(63,712)	(56,619)

Cash flows from financing activities:
Proceeds from exercise of stock options and stock purchase plan purchases	11,432	12,110
Payments for obligation under capital lease	(8)	(225)
Net cash provided by financing activities	11,424	11,885

Effect of exchange rate changes on cash	36	781

Net increase (decrease) in cash and cash equivalents	(4,879)	699
Cash and cash equivalents at beginning of period	14,266	18,418
Cash and cash equivalents at end of period	$9,387	$19,117

Supplemental disclosures of cash flow information:
Interest paid	$32	$52
Income taxes paid	23,929	19,130

Supplemental disclosures of non-cash transactions:
Conversion of Class B Common Stock to Class A Common Stock	—	10

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

The consolidated balance sheet as of December 31, 2003, in this Form 10-Q is taken from the audited consolidated balance sheet in our Form 10-K. These interim financial statements include all adjustments necessary to present fairly Zebra’s consolidated financial position as of July 3, 2004, the consolidated results of operations for the three and six months ended July 3, 2004 and June 28, 2003, and cash flows for the six months ended July 3, 2004 and June 28, 2003. These results, however, are not necessarily indicative of results for the full year.

Note 2—Stock-Based Compensation

As of July 3, 2004, we had three stock-based compensation plans available for future grants. We account for these plans under the principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based compensation cost is reflected in net income, because all options granted under these plans had grant prices equal to the market value of the underlying common stock on the date of grant. The following table shows the effect on net income and earnings per share if we had used the alternative fair value recognition provisions of Statement of Financial Standards (SFAS) No. 123, Accounting for Stock-based Compensation (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
Net income	$29,428	$22,262	$57,362	$44,302
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(1,306)	(1,600)	(2,727)	(2,993)
Pro forma net income	$28,122	$20,662	$54,635	$41,309

Basic earnings per share:
As reported	$0.62	$0.47	$1.21	$0.94
Pro forma	0.59	0.44	1.15	0.88

Diluted earnings per share:
As reported	$0.61	$0.47	$1.19	$0.93
Pro forma	0.58	0.43	1.13	0.87

Note 3 – Inventories

The components of inventories are as follows (in thousands):

	July 3, 2004	December 31, 2003
Raw materials	$30,122	$29,127
Work in process	569	645
Finished goods	16,922	13,009
Total inventories	$47,613	$42,781

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

Unrealized gains and losses on investment securities are included in these financial statements as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003

Unrealized losses on available-for-sale securities, recorded net of tax, in accumulated other comprehensive income	$(1,919)	$(154)	$(1,529)	$(273)

Unrealized gains on trading securities in investment income	$2	$55	$14	$9

Note 5—Stockholders’ Equity

Share count and par value data related to stockholders’ equity are as follows:

	July 3, 2004	December 31, 2003
Preferred Stock
Par value per share	$0.01	$0.01
Shares authorized	10,000,000	10,000,000
Shares outstanding	—	—
Common Stock - Class A
Par value per share	$0.01	$0.01
Shares authorized	150,000,000	78,358,189
Shares issued	47,780,813	47,399,302
Shares outstanding	47,780,813	47,399,302

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

The components of other comprehensive income (loss) included in the Consolidated Statements of Comprehensive Income are as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
Foreign currency translation adjustments	$(519)	$2,147	$769	$1,409

Changes in unrealized gains (losses) on foreign currency hedging activities:
Gross	$(180)	$233	$1,398	$233
Income tax (benefit)	(63)	82	489	82
Net	$(117)	$151	$909	$151

Changes in unrealized losses on investments classified as available for sale:
Gross	$(2,944)	$(238)	$(2,367)	$(421)
Income tax benefit	(1,025)	(84)	(838)	(148)
Net	$(1,919)	$(154)	$(1,529)	$(273)

The components of other comprehensive income (loss) included in the Consolidated Balance Sheets are as follows (in thousands):

	As of
	July 3, 2004	December 31, 2003
Foreign currency translation adjustments	$4,879	$4,110

Unrealized losses on foreign currency hedging activities:
Gross	$(138)	$(1,537)
Income tax benefit	(48)	(538)
Net	$(90)	$(999)

Unrealized gains (losses) on investments classified as available-for-sale:
Gross	$(1,862)	$489
Income tax (benefit)	(651)	171
Net	$(1,211)	$318

Note 7—Earnings Per Share

Earnings per share were computed as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
Basic earnings per share:
Net income	$29,428	$22,262	$57,362	$44,302
Weighted average common shares outstanding	47,706	47,037	47,598	46,922
Per share amount	$0.62	$0.47	$1.21	$0.94

Diluted earnings per share:
Net income	$29,428	$22,262	$57,362	$44,302
Weighted average common shares outstanding	47,706	47,037	47,598	46,922
Add: Effect of dilutive securities — stock options	663	525	670	490
Diluted weighted average and equivalent shares outstanding	48,369	47,562	48,268	47,412
Per share amount	$0.61	$0.47	$1.19	$0.93

Potentially dilutive securities that were excluded from the earnings per share calculation consist of stock options with an exercise price greater than the average market price of the Class A common stock. These options were as follows:

	Three Months Ended		Six Months Ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
Potentially dilutive shares	1,200	223,000	1,200	233,000

Note 8—Goodwill and Other Intangible Asset Data

Intangible asset data are as follows (in thousands):

	July 3, 2004		December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Current technology	$12,258	$(6,599)	$12,033	$(5,466)
Customer relationships	2,333	(182)	2,503	(39)
Total	$14,591	$(6,781)	$14,536	$(5,505)

Unamortized intangible assets
Goodwill	$61,137		$61,150

Aggregate amortization expense
For the year ended December 31, 2003			$1,640
For the three months ended July 3, 2004	$626
For the six months ended July 3, 2004	1,275

Estimated amortization expense
For the year ended December 31, 2004	$2,568
For the year ended December 31, 2005	1,691
For the year ended December 31, 2006	1,103
For the year ended December 31, 2007	1,103
For the year ended December 31, 2008	1,099
For the year ended December 31, 2009	975
For the year ended December 31, 2010	292
For the year ended December 31, 2011	254

We test the impairment of goodwill each year or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We completed our last assessment during June 2004.

We evaluate the impairment of long-lived assets including identifiable intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

Factors considered that might trigger an impairment review consist of:

•                  Significant underperformance relative to historical or projected future operating results

•                  Significant changes in the manner of use of the acquired assets or the strategy for the overall business

•                  Significant negative industry or economic trends

•                  Significant decline in Zebra’s stock price for a sustained period

•                  Significant decline in market capitalization relative to net book value

If we believe that one or more of the above indicators of impairment have occurred, we measure impairment based on a projected discounted cash flow methodology using a discount rate that incorporates the risk inherent in the cash flows.

Note 9—Derivative Instruments

In the normal course of business, portions of Zebra’s operations are subject to fluctuations in currency values. We manage these risks using derivative financial instruments.

Hedging of Net Assets

We use forward contracts and options to manage exposure related to our pound and euro denominated net assets and designate these contracts and options as fair value hedges. We record gains and losses on these contracts and options in income each quarter along with the translation gains and losses related to our net euro asset position, which would ordinarily offset each other to a large extent. Summary financial information related to these activities follows (in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
Change in gains (losses) from foreign exchange derivatives	$(183)	$(1,159)	$345	$(2,514)
Gain (loss) on net foreign currency assets	596	1,072	(589)	2,284
Net foreign exchange gain (loss)	$413	$(87)	$(244)	$(230)

	As of
	July 3, 2004	December 31, 2003
Notional balance of outstanding contracts:
Pound	£8,314	£8,569
Euro	€29,000	€22,000

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

	As of
	July 3, 2004	December 31, 2003
Net unrealized losses deferred in other comprehensive income:
Gross	$(138)	$(1,537)
Income tax	(48)	(538)
Net	$(90)	$(999)

Notional balance of outstanding contracts	€8,000	€30,420
Hedge effectiveness	100%	100%

Net gains (losses) included in revenue for the
Three months ended June 28, 2003		—
Three months ended July 3, 2004	$12
Six months ended June 28, 2003		—
Six months ended July 3, 2004	$(631)

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

Our Varades facility conducted the product development for our line of card imaging printers and included the European service center for these printers. We transferred the product development activities to Camarillo, California, where we have manufactured these printers since 2001. We transferred the European card imaging printer service operation to our Preston, United Kingdom, facility where the Europe, Middle East and African distribution of these printers already occurs. To date, we eliminated most of the Varades administrative functions including finance, information systems and human resources support. At the completion of the plan, the Varades facility will be closed and no employees will remain. As of July 3, 2004, we expect the following exit costs to be incurred for the entire project (in thousands):

Type of Cost	Costs incurred to date	Additional costs expected	Total costs expected to be incurred
Severance, stay bonuses, and other employee-related expenses	$1,519	$63	$1,582
Asset disposal costs	63	—	63
Other exit costs	222	25	247
Total	$1,804	$88	$1,892

During January 2004, we announced plans to consolidate our Warwick, Rhode Island, printer manufacturing and repair service into our Camarillo, California and Vernon Hills, Illinois locations. This transition was expected to take 12 to 18 months to complete. The Warwick facility will continue to manufacture and distribute bar code label printer supplies, as well as house engineering, product management, and the key account sales functions for mobile products. As of July 3, 2004, we expect the following exit costs:

Type of Cost	Costs incurred to date	Additional costs expected	Total costs expected to be incurred
Severance, stay bonuses, and other employee-related expenses	$451	$689	$1,140
Asset disposal costs	—	150	150
Other exit costs	174	351	525
Total	$625	$1,190	$1,815

Liabilities and expenses related to exit activities for the three and six months ended July 3, 2004 were as follows:

	Varades Closure	Warwick Consolidation	Total
Accrued liabilities related to exit activities at December 31, 2003	$990	$—	$990

Expenses incurred for the three months ended April 3, 2004	224	138	362
Expenses incurred for the three months ended July 3, 2004	390	486	876
Total expenses incurred for the six months ended July 3, 2004	614	624	1,238

Amounts paid for the six months ended July 3, 2004	1,257	261	1,518
Accrued liabilities related to exit activities at July 3, 2004	$347	$363	$710

The accrued liability at July 3, 2004 was reduced from the amount at December 31, 2003 by the excess of the amounts paid during the quarter over the expenses incurred.

Note 11—Contingencies

On April 24, 2003, Paxar Americas, Inc. (Paxar Americas) filed a patent infringement lawsuit in the United States District Court for the Southern District of Ohio against Zebra and certain of its subsidiaries. Paxar Americas’ Complaint alleges that certain of Zebra’s products infringe on one or more of eight identified Paxar Americas patents, although not each product is accused of infringing each patent. Zebra has filed an Answer to Paxar Americas’ Complaint, denying Paxar Americas’ allegations of infringement and asserting several affirmative defenses, including the invalidity of Paxar Americas’ asserted patent claims. Paxar has moved to amend its complaint to add other allegations of infringement and a trademark-based claim. Zebra has opposed Paxar’s Motion to Amend, and the parties are awaiting the Court’s ruling on the Motion.

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

On November 25, 2003, Paxar Americas filed a Complaint against ZIH in the United States District Court for the Southern District of Ohio, seeking a declaratory judgment that the patents asserted by ZIH in its Massachusetts Complaint are not infringed and are invalid and unenforceable. On December 17, 2003, Paxar Americas amended its complaint to add Zebra Technologies Corporation as a defendant. The Court has granted the parties’ motion to stay this action pending the Massachusetts District Court’s ruling on Paxar Corporation’s motion to transfer. The parties have agreed to file a motion to transfer this action to the Massachusetts District Court if the Massachusetts District Court denies Paxar Corporation’s pending motion to transfer.

We do not believe a liability is probable and are unable at this time to estimate the range of the potential liability that would result from an unsuccessful defense, and consistent with the requirements of SFAS No. 5, Accounting for Contingencies, no liability has been recorded in Zebra’s consolidated financial statements as of July 3, 2004.

Note 12—Subsequent Events

On July 15, 2004, the Board of Directors authorized a fifty percent (50%) Class A common stock dividend on each issued share of Class A common stock payable before the close of business on August 25, 2004, to the holders of record of all such shares at the close of business on July 29, 2004.

Item 2.                                   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations: Second Quarter of 2004 versus Second Quarter of 2003, Year-to-date 2004 versus Year-to-date 2003

Sales

Sales by product category, percent change, and percent of total sales for the three and six months ended July 3, 2004, and June 28, 2003, were (in thousands, except percentages):

	Three Months Ended
Product Category	July 3, 2004	June 28, 2003	Percent Change	Percent of Total Sales - 2004	Percent of Total Sales - 2003
Hardware	$127,167	$98,567	29.0	78.1	75.9
Supplies	28,273	24,206	16.8	17.4	18.6
Service and software	6,283	6,085	3.3	3.9	4.7
Shipping and handling	1,095	1,005	9.0	0.6	0.8
Cash flow hedging activities	12	—	—	—	—
Total sales	$162,830	$129,863	25.4	100.0	100.0

	Six Months Ended
Product Category	July 3, 2004	June 28, 2003	Percent Change	Percent of Total Sales - 2004	Percent of Total Sales - 2003
Hardware	$245,645	$193,117	27.2	77.5	75.8
Supplies	56,947	47,345	20.3	18.0	18.6
Service and software	12,824	12,122	5.8	4.0	4.8
Shipping and handling	2,219	1,963	13.0	0.7	0.8
Cash flow hedging activities	(631)	—	—	(0.2)	—
Total sales	$317,004	$254,547	24.5	100.0	100.0

Sales to customers by geographic region, percent changes and percent of total sales for the three and six months ended July 3, 2004, and June 28, 2003, were (in thousands, except percentages):

	Three Months Ended
Geographic Region	July 3, 2004	June 28, 2003	Percent Change	Percent of Total Sales - 2004	Percent of Total Sales - 2003
Europe, Middle East and Africa	$53,156	$42,560	24.9	32.6	32.9
Latin America	9,452	7,189	31.5	5.8	5.5
Asia-Pacific	12,039	10,002	20.4	7.4	7.7
Total International	74,647	59,751	24.9	45.8	46.1
North America	88,183	70,112	25.8	54.2	55.9
Total sales	$162,830	$129,863	25.4	100.0	100.0

	Six Months Ended
Geographic Region	July 3, 2004	June 28, 2003	Percent Change	Percent of Total Sales - 2004	Percent of Total Sales - 2003
Europe, Middle East and Africa	$105,608	$81,891	29.0	33.3	32.2
Latin America	17,891	13,855	29.1	5.6	5.4
Asia-Pacific	24,189	19,131	26.4	7.6	7.5
Total International	147,688	114,877	28.6	46.5	45.1
North America	169,316	139,670	21.2	53.5	54.9
Total sales	$317,004	$254,547	24.5	100.0	100.0

We believe that our sales growth for the second quarter of 2004 reflects the overall increase in economic activity as well as the success of sales and marketing programs to improve demand for Zebra products, strengthen distribution channel relationships and increase the awareness of Zebra products and the Zebra brand in targeted end markets. The growth in Zebra’s business was well balanced across geographies, products, and channels. New printer products (defined as printers released within 18 months prior to the end of the applicable fiscal period) accounted for 27.8% of printer sales in the second quarter of 2004 and 25.2% of printer sales in the second quarter of 2003. Year to-date, new printer products accounted for 28.3% of printer sales in 2004, compared with 23.3% for the corresponding period in 2003.

In North America, we introduced a new marketing and channel program during 2003, intending to strengthen the quality of our channel relationships and expand the number of resellers selling Zebra products. We believe that this program is succeeding. Over the past year, we substantially increased the number of new reseller partners in North America and increased demand for solutions incorporating Zebra products.

We also believe that a new organizational structure in Europe helped achieve sharper business focus and contributed to the sales growth in that region. Zebra representatives added to Asia-Pacific and Latin America in the past two years also had a positive impact on the second quarter sales.

Our international sales are denominated in multiple currencies, primarily the dollar, pound and euro, which cause our reported sales to be subject to fluctuations in currency rates. When significant currency rate fluctuations occur, we review our product pricing and make appropriate changes to maintain our competitive position. We estimate that favorable foreign exchange movements of the euro and the pound versus the dollar, offset by product pricing adjustments, had a net positive effect of $1,238,000 on sales during the second quarter.

We currently hedge a portion of anticipated euro-denominated sales to protect Zebra against exchange rate movements. For the second quarter, this program resulted in a gain of $12,000 and a year-to-date loss of $631,000. See note 9 to the financial statements for a more detailed discussion of this hedging program.

Printer unit volumes and average selling price information is summarized below:

	Three Months Ended			Six Months Ended
	July 3, 2004	June 28, 2003	Percent Change	July 3, 2004	June 28, 2003	Percent Change
Total printers shipped	164,926	130,459	26.4	315,583	258,978	21.9
Average selling price of printers shipped	$648	$632	2.5	$644	$620	3.9

For the second quarter of 2004, unit volumes increased in all product lines and all regions.

Gross Profit

Gross profit information is summarized below (in thousands, except percentages):

	Three Months Ended			Six Months Ended
	July 3, 2004	June 28, 2003	Percent Change	July 3, 2004	June 28, 2003	Percent Change
Gross Profit	$84,515	$66,558	27.0	$165,118	$130,907	26.1
Gross Margin	51.9	51.3		52.1	51.4

Gross margin improved by 0.6 percentage points over last year due to: cost reduction programs, higher rates of capacity utilization and favorable foreign exchange rates. The relatively modest gain over last year speaks primarily to the fact that last year’s margins were quite strong and increases from this level are more difficult to attain. We anticipate that gross margins will fluctuate in the range of 51.0% to 53.0% for the balance of the year.

Selling and Marketing Expenses

Selling and marketing expenses are summarized below (in thousands, except percentages):

	Three Months Ended			Six Months Ended
	July 3, 2004	June 28, 2003	Percent Change	July 3, 2004	June 28, 2003	Percent Change
Selling and marketing expenses	$18,023	$16,754	7.6	$35,231	$31,257	12.7
Percent of sales	11.1	12.9		11.1	12.3

We continue to invest heavily in demand-generating activities to build brand equity in our core product lines as well as in the emerging area of radio frequency identification (RFID). During the second quarter of 2004, selling and marketing expenses increased due to higher payroll costs from increased staffing and higher market development funding. Much of the additional headcount related to placing more Zebra representatives in high-growth international regions as part of our geographic expansion activities. We also increased staff for better coverage of strategic accounts. For the first six months of 2004, advertising costs also increased over the corresponding period of 2003.

Research and Development Costs

The development of new products and enhancement of existing products are important to Zebra’s business and growth prospects. To maintain and build our product pipeline, we made investments in research and development, summarized below (in thousands, except percentages):

	Three Months Ended			Six Months Ended
	July 3, 2004	June 28, 2003	Percent Change	July 3, 2004	June 28, 2003	Percent Change
Research and development costs	$9,233	$7,560	22.1	$18,129	$15,139	19.8
Percent of sales	5.7	5.8		5.7	5.9

Quarterly product development expenses fluctuate widely depending on the status of on-going projects. We are committed to a long-term strategy of significant investment in product development. For the second quarter of 2004, payroll and benefits increased by $949,000 in relation to the second quarter of 2003.  Project expenses also increased due to additional expenditures for radio frequency identification (RFID) products among others.

We believe the deployment of RFID technology offers Zebra substantial long-term growth opportunities. We have introduced new products that extend RFID technologies into our bar code label printers, and we expect to invest a larger portion of our engineering expenditures in the future on the development of RFID printer/encoders.

General and Administrative Expenses

General and administrative expenses are summarized in the table below (in thousands, except percentages):

	Three Months Ended			Six Months Ended
	July 3, 2004	June 28, 2003	Percent Change	July 3, 2004	June 28, 2003	Percent Change
General and administrative expenses	$12,527	$10,248	22.2	$25,273	$20,500	23.3
Percent of sales	7.7	7.9		8.0	8.1

For the second quarter of 2004, payroll and benefits increased $407,000 due to increases in headcount and information system expenses increased $172,000.  Legal expenses also increased $1,677,000 related to:

•               Litigation with Paxar described in Note 11,

•               Increased intellectual property work,

•               International activity, and

•               General employment issues.

We expect large increases in legal expenses to continue for the next few quarters based on the legal activity we are currently experiencing.

Exit Costs

During the fourth quarter of 2003, we announced plans to close our engineering site in Varades, France. This plan is accounted for under SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Included in operating expenses for the second quarter of 2004 are exit costs in the amount of $390,000.  These costs consist primarily of severance costs, asset disposal costs and other employee related expenses. For the first six months of 2004, exit costs relating to the Varades closure were $614,000.

During the first quarter of 2004, we announced plans to consolidate our Warwick, Rhode Island, printer manufacturing and repair service business into our Camarillo, California and Vernon Hills, Illinois locations. During the second quarter, we incurred exit costs of $486,000 for severance and travel costs related to the consolidation. For the first six months of 2004, exit costs relating to the Warwick consolidation were $624,000.

Operating Income

Operating income is summarized in the following table (in thousands, except percentages):

	Three Months Ended			Six Months Ended
	July 3, 2004	June 28, 2003	Percent Change	July 3, 2004	June 28, 2003	Percent Change
Operating Income	$43,217	$31,625	36.7	$83,914	$63,269	32.6
Percent of sales	26.5	24.4		26.5	24.9

The increase in operating income is attributable to the following factors:

•                  Higher second quarter and year-to-date sales,

•                  Improved gross margins,

•                  Favorable changes in foreign exchange rates for Zebra’s non-dollar denominated businesses, and

•                  Cost controls that held operating expense growth below the rate of sales growth.

As a result of these factors, operating income increased by 11.3 percentage points more than the rate of sales growth during the second quarter and 8.1 percentage points more than the rate of sales growth year-to-date.

Non-operating Income and Expenses

Zebra’s non-operating income and expense items are summarized in the following table (in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
Investment income	$2,091	$3,017	$5,163	$5,456
Interest expense	(6)	(14)	(32)	(52)
Foreign exchange gain (loss)	413	(87)	(244)	(230)
Other, net	(559)	(292)	(851)	(286)
Total other income	$1,939	$2,624	$4,036	$4,888

During the second quarter of 2004, Zebra earned $2,091,000 on ending investment balances of $489,557,000, which equates to a 1.7% rate of return.

Income Taxes

The effective income tax rates for the second quarter and the year to-date were 34.8%, compared with 35% for the same time periods last year. This change is the result of implementing tax minimization strategies over the last year.

Net Income

Zebra’s net income is summarized below (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
Net income	$29,428	$22,262	$57,362	$44,302
Diluted earnings per share	$0.61	$0.47	$1.19	$0.93

Liquidity and Capital Resources

Zebra continued to generate cash well in excess of its operating requirements. As a result, Zebra’s cash and investment balances have continually grown over time. As of July 3, 2004, Zebra had $498,944,000 in cash, cash equivalents, investments and marketable securities, compared with $447,848,000 at December 31, 2003. Factors affecting cash and investment balances during the first six months of 2004 include:

•                  Operations provided cash in the amount of $47,373,000, primarily from net income.

•                  Accounts receivable increased $12,496,000 year-to-date (net of the effect of foreign currency translation adjustment) because of higher sales. This increase is offset by a decrease in days sales outstanding to 53 days in the second quarter of 2004 from 56 days a year ago.

•                  Inventories increased $4,527,000, net of foreign currency translation adjustment. This increase was in support of the higher sales levels. Compared to the same period a year ago, inventory turns are up slightly to 6.6 from 6.3 a year ago.

•                  Other assets increased $3,083,000, net of foreign currency translation adjustment, primarily due to the increase in the value of outstanding forward contracts.

•                  Taxes payable increased $1,767,000 because of the timing of tax payments combined with increased taxation resulting from higher profits.

•                  Purchases of property and equipment totaled $7,737,000.

•                  Net purchases of investments and marketable securities totaled $55,975,000.

•                  Stock option exercises and purchases under the stock purchase plan contributed $11,432,000.

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

Revenue Recognition

Zebra recognizes product sales at the time of shipment and passage of title, which are generally the same. Other items that affect our revenue recognition include:

Customer returns

Customers have the right to return products that do not function properly within a limited time after delivery. We monitor and track product returns and record a provision for the estimated future returns based on historical experience and any notification received of pending returns. Returns have historically been within expectations and the provisions established, but Zebra cannot guarantee that it will continue to experience return rates consistent with historical patterns. A significant increase in product failure rates and the resulting credit returns could have a material effect on our operating results. A 10% increase (decrease) in returns above historical levels would have decreased (increased) operating income for the second quarter of 2004 by $96,000, or 0.2% of operating income.

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

Investments and Marketable Securities

Investments and marketable securities at July 3, 2004 consisted of U.S. government securities (24.3%), state and municipal bonds (60.9%), corporate bonds (8.8%) and partnership interests (6.0%). We classify our debt and marketable equity securities in one of three categories: trading, available-for-sale or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities that Zebra has the ability and intent to hold until maturity. All securities not included in trading or held-to-maturity are classified as available-for-sale.

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

We reserve for estimated credit losses based upon historical experience and specific customer collection issues. Over the last three years, accounts receivable reserves varied from 1.7% to 2.9% of total accounts receivable. Accounts receivable reserves as of July 3, 2004, were $1,727,000, or 1.8% of the balance due. We feel this reserve level is appropriate considering the quality of the portfolio as of July 3, 2004. While credit losses have historically been within expectations and the provisions established, we cannot guarantee that our credit loss experience will continue to be consistent with historical experience.

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

Over the last three years, our reserves for excess and obsolete inventories have ranged from 10.4% to 13.1% of gross inventory. As of July 3, 2004, reserves for excess and obsolete inventories were $7,062,000, or 12.6% of gross inventory. We feel this reserve level is appropriate considering the quantities and quality of the inventories as of July 3, 2004.

Valuation of Long-Lived and Intangible Assets and Goodwill.

We test the impairment of identifiable intangibles and goodwill each year or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We completed our last assessment during June 2004.

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

If we believe that one or more of the above indicators of impairment have occurred, we measure impairment based on projected discounted cash flows using a discount rate that incorporates the risk inherent in the cash flows. Net intangible assets, long-lived assets and goodwill amounted to $110,299,000 as of July 3, 2004.

Contingencies

We record estimated liabilities related to contingencies based on our estimates of the probable outcomes. Quarterly, we assess the potential liability related to pending litigation, tax audits and other contingencies and confirm or revise estimates and reserves as appropriate.

On April 24, 2003, Paxar Americas, Inc. (Paxar Americas) filed a patent infringement lawsuit in the United States District Court for the Southern District of Ohio against Zebra and certain of its subsidiaries. Paxar Americas’ Complaint alleges that certain of Zebra’s products infringe on one or more of eight identified Paxar Americas patents, although not each product is accused of infringing each patent. Zebra has filed an Answer to Paxar Americas’ Complaint, denying Paxar Americas’ allegations of infringement and asserting several affirmative defenses, including the invalidity of Paxar Americas’ asserted patent claims. Paxar has moved to amend its complaint to add other allegations of infringement and a trademark-based claim. Zebra has opposed Paxar’s Motion to Amend, and the parties are awaiting the Court’s ruling on the Motion.

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

On November 25, 2003, Paxar Americas filed a Complaint against ZIH in the United States District Court for the Southern District of Ohio, seeking a declaratory judgment that the patents asserted by ZIH in its Massachusetts Complaint are not infringed and are invalid and unenforceable. On December 17, 2003, Paxar Americas amended its complaint to add Zebra Technologies Corporation as a defendant. The Court has granted the parties’ motion to stay this action pending the Massachusetts District Court’s ruling on Paxar Corporation’s motion to transfer. The parties have agreed to file a motion to transfer this action to the Massachusetts District Court if the Massachusetts District Court denies Paxar Corporation’s pending motion to transfer.

We do not believe a liability is probable and are unable at this time to estimate the range of the potential liability that would result from an unsuccessful defense, and consistent with the requirements of SFAS No. 5, Accounting for Contingencies, no liability has been recorded in Zebra’s consolidated financial statements as of July 3, 2004.

Stock-Based Compensation

As of July 3, 2004, Zebra had three stock-based compensation plans available for future grants. We account for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-based Compensation, to stock-based compensation (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
Net income, as reported	$29,428	$22,262	$57,362	$44,302
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(1,306)	(1,600)	(2,727)	(2,993)
Pro forma net income	$28,122	$20,662	$54,635	$41,309

Basic earnings per share:
As reported	$0.62	$0.47	$1.21	$0.94
Pro forma	0.59	0.44	1.15	0.88

Diluted earnings per share:
As reported	$0.61	$0.47	$1.19	$0.93
Pro forma	0.58	0.43	1.13	0.87

Significant Customer

ScanSource, Inc. is our most significant customer and our sales to them accounted for the following percentages:

	July 3, 2004	June 28, 2003
For the three months ended	14.0%	13.1%
For the six months ended	13.6%	13.2%

 No other customer accounted for 10% or more of net sales during these time periods.

Expectations

During our quarterly conference call on July 28, 2004, we provided net sales and earnings guidance for the third quarter of 2004 as follows (in thousands, except per share amounts and percentages):

Third Quarter 2004
Net sales	$162,000 to $168,000
Gross profit margins	51.5% to 52.5%
Operating expenses	$42,000 to $43,750
Diluted earnings per share	$0.59% to $0.64%

The effective tax rate is expected to be 34.75% of income before income taxes for the third quarter of 2004.

Our forecast includes a $426,000 restructuring charge related principally to closing our facility in Varades, France, and the consolidation of operations into other Zebra facilities. This consolidation will increase operating margin and give us greater efficiency in our product development and manufacturing activities.

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

Item 3.                                   Quantitative and Qualitative Disclosures About Market Risk

There were no material changes, except as discussed below, in Zebra’s market risk during the quarter ended July 3, 2004. For additional information on market risk, refer to the “Quantitative and Qualitative Disclosures About Market Risk” section of our Form 10-K for the year ended December 31, 2003.

In the normal course of business, portions of Zebra’s operations are subject to fluctuations in currency values. We manage these risks using derivative financial instruments.

Hedging of Net Assets

We use forward contracts and options to manage exposure related to our pound and euro denominated net assets and designate these contracts and options as fair value hedges. We record gains and losses on these contracts and options in income each quarter along with the translation gains and losses related to our net euro asset position, which would ordinarily offset each other to a large extent. Summary financial information related to these activities follows (in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
Change in gains (losses) from foreign exchange derivatives	$(183)	$(1,159)	$345	$(2,514)
Gain (loss) on net foreign currency assets	596	1,072	(589)	2,284
Net foreign exchange gain (loss)	$413	$(87)	$(244)	$(230)

	As of
	July 3, 2004	December 31, 2003
Notional balance of outstanding contracts:
Pound	£8,314	£8,569
Euro	€29,000	€22,000

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

	As of
	July 3, 2004	December 31, 2003
Net unrealized losses deferred in other comprehensive income:
Gross	$(138)	$(1,537)
Income tax	(48)	(538)
Net	$(90)	$(999)

Notional balance of outstanding contracts	€8,000	€30,420
Hedge effectiveness	100%	100%

Net gains (losses) included in revenue for the Three months ended June 28, 2003 Three months ended July 3, 2004	$12	—
Six months ended June 28, 2003 Six months ended July 3, 2004	$(631)	—

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

We completed our review of disclosure controls and procedures under the supervision of the Disclosure Committee, and with the participation of management, including the Chief Executive Officer and Chief Financial Officer. Based on this review, the Chief Executive Officer and Chief Financial Officer concluded that as of July 3, 2004 our disclosure controls and procedures were effective to provide reasonable assurance that reports are filed or submitted within the time limits specified by the SEC, and that information is accumulated and communicated to management to allow timely decisions regarding required disclosure. There was not any change in Zebra’s internal control over financial reporting that occurred during the quarter ending July 3, 2004 that has materially affected, or is reasonably likely to materially effect Zebra’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2.                                   Changes in Securities, Use of Proceeds and Issuer Purchase of Equity Securities

On June 3, 2004 at the Annual Meeting of Stockholders, the stockholders authorized, and Zebra’s Certificate of Incorporation was amended, to increase the authorized Class A Common Stock to 150,000,000 shares.

Item 4.                                   Submissions of Matters to a Vote of Security Holders

(a)                                  The Company held its Annual Meeting of Stockholders on June 3, 2004.

(b)                                 The Company’s stockholders voted on the following proposals:

1.                                       To elect two directors to the Company’s Board of Directors to hold office for a three-year term.

Directors	For	Authority Withheld
Gerhard Cless	44,004,914	1,108,603
Michael A. Smith	43,367,124	1,746,393

2.                                       To approve a proposal to amend the Company’s Certificate of Incorporation to increase the maximum number of authorized shares of Class A Common Stock to 150,000,000.

For	Against	Authority Withheld	Abstentions	Broker Non-Votes
43,055,283	2,018,349	—	39,885	—

3.                                       To ratify the selection by the Board of Directors of KPMG LLP as the independent auditors of the Company’s financial statements for the year ending December 31, 2004.

For	Against	Authority Withheld	Abstentions	Broker Non-Votes
43,500,838	1,589,921	—	22,758	—

4.                                       To vote on a stockholder proposal to amend the Charter of the Nominating Committee of the Board of Directors to include language on Board Diversity.

For	Against	Authority Withheld	Abstentions	Broker Non-Votes
2,440,312	36,078,814	—	2,218,111	—

Item 5.                                   Other Information

On July 15, 2004, the Board of Directors authorized a fifty percent (50%) Class A common stock dividend on each issued share of Class A common stock payable before the close of business on August 25, 2004, to the holders of record of all such shares at the close of business on July 29, 2004.

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

b)                                     Reports.

The Registrant furnished one report on Form 8-K during the quarterly period covered by this report. The Form 8-K was furnished in connection with the Company reporting its financial results for the quarter ended April 3, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZEBRA TECHNOLOGIES CORPORATION

Date:	August 3, 2004	By:	/s/Edward L. Kaplan
Edward L. Kaplan
Chief Executive Officer

Date:	August 3, 2004	By:	/s/Charles R. Whitchurch
Charles R. Whitchurch
Chief Financial Officer