Form 10-Q/A
period 2004-07-03
ZEBRA TECHNOLOGIES CORP/DE
filed 2004-09-15
CIK 877212

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

The Company is filing this Quarterly Report on Form 10-Q/A (Amendment No. 1) for the fiscal quarter ended July 3, 2004 solely to correct a typographical error in the Consolidated Financial Statements contained in Item 1 of Part I of the Form 10-Q filed with the Securities and Exchange Commission on August 6, 2004.

Explanatory Note

The Company is filing this Quarterly Report on Form 10-Q/A (Amendment No. 1) for the fiscal quarter ended July 3, 2004 solely to correct a typographical error in the Consolidated Financial Statements contained in Item 1 of Part I of the Form 10-Q filed with the Securities and Exchange Commission on August 6, 2004. The balance sheet line item property and equipment at cost, less accumulated depreciation and amortization, contained a typographical error. The property and equipment was shown as $41,352,000 and should be $42,352,000.  Total assets are correct as originally stated.

In addition, the net intangible assets, long-lived assets and goodwill included in the Critical Accounting Policies and Estimates for Valuation of Long-lived and Intangible Assets and Goodwill should be $111,299,000 rather than the originally stated $110,299,000. This item is located in Part I, Item 2. Management’s Discussion and Analysis.

Except for the corrected items noted above, no other information is being amended by this Form 10-Q/A. The Company has not updated disclosures in this Form 10-Q/A to reflect any event subsequent to the Company’s filing of the original Form 10-Q.

ZEBRA TECHNOLOGIES CORPORATION

QUARTER ENDED JULY 3, 2004

PART I - FINANCIAL INFORMATION

Item 1.                 Consolidated Financial Statements

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	July 3, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,387	$14,266
Investments and marketable securities	489,557	433,582
Accounts receivable, net	95,333	81,867
Inventories	47,613	42,781
Deferred income taxes	5,087	4,507
Prepaid expenses	4,668	4,415
Total current assets	651,645	581,418

Property and equipment at cost, less accumulated depreciation and amortization	42,352	39,286
Goodwill	61,137	61,150
Other intangibles, net	7,810	9,031
Other assets	14,669	10,726
Total assets	$777,613	$701,611

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$17,216	$16,238
Accrued liabilities	24,837	26,938
Current portion of obligation under capital lease	160	153
Income taxes payable	4,118	2,273
Total current liabilities	46,331	45,602
Obligation under capital lease, less current portion	437	452
Deferred income taxes	602	723
Deferred rent	567	518
Other long-term liabilities	3,302	2,401
Total liabilities	51,239	49,696

Stockholders’ equity:
Preferred stock	—	—
Class A Common Stock	478	474
Additional paid-in capital	79,110	62,166
Retained earnings	643,208	585,846
Accumulated other comprehensive income	3,578	3,429
Total stockholders’ equity	726,374	651,915
Total liabilities and stockholders’ equity	$777,613	$701,611

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
Net sales	$162,830	$129,863	$317,004	$254,547
Cost of sales	78,315	63,305	151,886	123,640
Gross profit	84,515	66,558	165,118	130,907

Operating expenses:
Selling and marketing	18,023	16,754	35,231	31,257
Research and development	9,233	7,560	18,129	15,139
General and administrative	12,527	10,248	25,273	20,500
Amortization of intangible assets	626	371	1,275	742
Exit costs	876	—	1,238	—
Merger costs	13	—	58	—
Total operating expenses	41,298	34,933	81,204	67,638

Operating income	43,217	31,625	83,914	63,269

Other income (expense):
Investment income	2,091	3,017	5,163	5,456
Interest expense	(6)	(14)	(32)	(52)
Foreign exchange gains (losses)	413	(87)	(244)	(230)
Other, net	(559)	(292)	(851)	(286)
Total other income	1,939	2,624	4,036	4,888

Income before income taxes	45,156	34,249	87,950	68,157
Income taxes	15,728	11,987	30,588	23,855
Net income	$29,428	$22,262	$57,362	$44,302

Basic earnings per share	$0.62	$0.47	$1.21	$0.94
Diluted earnings per share	$0.61	$0.47	$1.19	$0.93

Basic weighted average shares outstanding	47,706	47,037	47,598	46,922
Diluted weighted average and equivalent shares outstanding	48,369	47,562	48,268	47,412

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

The components of other comprehensive income (loss) included in the Consolidated Statements of Comprehensive Income are as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
Foreign currency translation adjustments	$(519)	$2,147	$769	$1,409

Changes in unrealized gains (losses) on foreign currency hedging activities:
Gross	$(180)	$233	$1,398	$233
Income tax (benefit)	(63)	82	489	82
Net	$(117)	$151	$909	$151

Changes in unrealized losses on investments classified as available-for-sale:
Gross	$(2,944)	$(238)	$(2,367)	$(421)
Income tax benefit	(1,025)	(84)	(838)	(148)
Net	$(1,919)	$(154)	$(1,529)	$(273)

The components of other comprehensive income (loss) included in the Consolidated Balance Sheets are as follows (in thousands):

	As of
	July 3, 2004	December 31, 2003
Foreign currency translation adjustments	$4,879	$4,110

Unrealized losses on foreign currency hedging activities:
Gross	$(138)	$(1,537)
Income tax benefit	(48)	(538)
Net	$(90)	$(999)

Unrealized gains (losses) on investments classified as available-for-sale:
Gross	$(1,862)	$489
Income tax (benefit)	(651)	171
Net	$(1,211)	$318

Note 7—Earnings Per Share

Earnings per share were computed as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
Basic earnings per share:
Net income	$29,428	$22,262	$57,362	$44,302
Weighted average common shares outstanding	47,706	47,037	47,598	46,922
Per share amount	$0.62	$0.47	$1.21	$0.94

Diluted earnings per share:
Net income	$29,428	$22,262	$57,362	$44,302
Weighted average common shares outstanding	47,706	47,037	47,598	46,922
Add: Effect of dilutive securities – stock options	663	525	670	490
Diluted weighted average and equivalent shares outstanding	48,369	47,562	48,268	47,412
Per share amount	$0.61	$0.47	$1.19	$0.93

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

The accrued liability at July 3, 2004 was reduced from the amount at December 31, 2003 by the excess of the amounts paid during the first six months over the expenses incurred.

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

If we believe that one or more of the above indicators of impairment have occurred, we measure impairment based on projected discounted cash flows using a discount rate that incorporates the risk inherent in the cash flows. Net intangible assets, long-lived assets and goodwill amounted to $111,299,000 as of July 3, 2004.

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

Expectations

During our quarterly conference call on July 28, 2004, we provided net sales and earnings guidance for the third quarter of 2004 as follows (in thousands, except per share amounts and percentages):

Third Quarter 2004
Net sales	$162,000 to $168,000
Gross profit margins	51.5% to 52.5%
Operating expenses	$42,000 to $43,750
Diluted earnings per share	$0.59 to $0.64

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

ZEBRA TECHNOLOGIES CORPORATION

Date: September 13, 2004	By:	/s/Edward L. Kaplan
Edward L. Kaplan
Chief Executive Officer

Date: September 13, 2004	By:	/s/Charles R. Whitchurch
Charles R. Whitchurch
Chief Financial Officer