Form 10-Q
period 2004-10-02
ZEBRA TECHNOLOGIES CORP/DE
filed 2004-11-05
CIK 877212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number:  000-19406

Zebra Technologies Corporation

(Exact name of registrant as specified in its charter)

Delaware	36-2675536
State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes  ☒  No  ☐

As of November 1, 2004, there were the following shares outstanding:

Class A Common Stock, $.01 par value            71,757,433

ZEBRA TECHNOLOGIES CORPORATION

QUARTER ENDED OCTOBER 2, 2004

INDEX

PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

Consolidated Balance Sheets as of October 2, 2004 (unaudited) and December 31, 2003

Consolidated Statements of Earnings (unaudited) for the three and nine months ended October 2, 2004 and September 27, 2003

Consolidated Statements of Comprehensive Income (unaudited) for the three and nine months ended October 2, 2004 and September 27, 2003

Consolidated Statements of Cash Flows (unaudited) for the nine months ended October 2, 2004 and September 27, 2003

Notes to Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Item 6.	Exhibits and Reports on Form 8-K

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	October 2, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,269	$14,266
Investments and marketable securities	512,771	433,582
Accounts receivable, net	95,300	81,867
Inventories, net	54,313	42,781
Deferred income taxes	5,481	4,507
Prepaid expenses	4,921	4,415
Total current assets	683,055	581,418

Property and equipment at cost, less accumulated depreciation and amortization	42,500	39,286
Goodwill	61,137	61,150
Other intangibles, net	7,164	9,031
Other assets	25,907	10,726
Total assets	$819,763	$701,611

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$22,033	$16,238
Accrued liabilities	25,915	26,938
Current portion of obligation under capital lease	55	153
Income taxes payable	4,983	2,273
Total current liabilities	52,986	45,602
Obligation under capital lease, less current portion	131	452
Deferred income taxes	1,189	723
Deferred rent	566	518
Other long-term liabilities	3,553	2,401
Total liabilities	58,425	49,696

Stockholders’ equity:
Preferred Stock	—	—
Class A Common Stock	717	711
Additional paid-in capital	81,691	61,929
Retained earnings	674,528	585,846
Accumulated other comprehensive income	4,402	3,429
Total stockholders’ equity	761,338	651,915
Total liabilities and stockholders’ equity	$819,763	$701,611

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003
Net sales	$171,176	$134,649	$488,180	$389,197
Cost of sales	84,030	66,876	235,916	190,517
Gross profit	87,146	67,773	252,264	198,680

Operating expenses:
Selling and marketing	19,217	15,871	54,447	47,128
Research and development	9,596	7,898	27,725	23,037
General and administrative	11,865	9,937	37,139	30,437
Amortization of intangible assets	647	371	1,921	1,113
Exit costs	715	—	1,953	—
Merger costs	10	—	68	—
Total operating expenses	42,050	34,077	123,253	101,715

Operating income	45,096	33,696	129,011	96,965

Other income (expense):
Investment income (loss)	2,515	(982)	7,678	4,474
Interest expense	(7)	(64)	(39)	(116)
Foreign exchange gains (losses)	737	(18)	493	(248)
Other, net	(381)	(263)	(1,232)	(549)
Total other income (expense)	2,864	(1,327)	6,900	3,561

Income before income taxes	47,960	32,369	135,911	100,526
Income taxes	16,641	9,370	47,229	33,225
Net income	$31,319	$22,999	$88,682	$67,301

Basic earnings per share	$0.44	$0.32	$1.24	$0.95
Diluted earnings per share	$0.43	$0.32	$1.22	$0.94

Basic weighted average shares outstanding	71,696	70,880	71,489	70,536
Diluted weighted average and equivalent shares outstanding	72,673	71,785	72,485	71,331

Note: Share and per share amounts have been adjusted for a three-for-two stock split paid in the form of a 50% stock dividend on August 25, 2004.

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003
Net income	$31,319	$22,999	$88,682	$67,301

Other comprehensive income (loss):
Foreign currency translation adjustment	(794)	195	(26)	1,604
Changes in unrealized gains/losses on hedging transactions, net of tax	(45)	(7)	864	144
Changes in unrealized gains on investments, net of tax	1,663	1,113	135	840
Comprehensive income	$32,143	$24,300	$89,655	$69,889

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Nine Months Ended
	October 2, 2004	September 27, 2003
Cash flows from operating activities:
Net income	$88,682	$67,301
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,030	8,619
Tax benefit from exercise of stock options	6,346	3,362
Deferred income taxes	(505)	462
Changes in assets and liabilities:
Accounts receivable, net	(13,272)	(10,549)
Inventories	(11,472)	(713)
Other assets	(14,071)	(8,357)
Accounts payable	5,705	1,457
Accrued liabilities	(1,028)	1,529
Income taxes payable	2,697	4,921
Other operating activities	542	(2,027)
Net cash provided by operating activities	72,654	66,005

Cash flows from investing activities:
Purchases of property and equipment	(10,298)	(6,293)
Purchases of investments and marketable securities	(1,072,540)	(927,794)
Sales and maturities of investments and marketable securities	993,351	855,214
Net cash used in investing activities	(89,487)	(78,873)

Cash flows from financing activities:
Proceeds from exercise of stock options and stock purchase plan purchases	13,660	13,891
Payments for obligation under capital lease	(419)	(198)
Other financing activities	(238)	(142)
Net cash provided by financing activities	13,003	13,551

Effect of exchange rate changes on cash	(167)	782

Net increase (decrease) in cash and cash equivalents	(3,997)	1,465
Cash and cash equivalents at beginning of period	14,266	18,418
Cash and cash equivalents at end of period	$10,269	$19,883

Supplemental disclosures of cash flow information:
Interest paid	$39	$116
Income taxes paid	39,515	29,226

Supplemental disclosures of non-cash transactions:
Conversion of Class B Common Stock to Class A Common Stock	—	58

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

Management prepared these unaudited interim consolidated financial statements for Zebra Technologies Corporation and subsidiaries (Zebra) according to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information required in full-year audited financial statements is omitted, as allowed by SEC rules and regulations. These omissions relate to information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States. You should read our annual financial statements with their notes in our Form 10-K for the year ended December 31, 2003, for these additional disclosures.

The consolidated balance sheet as of December 31, 2003, in this Form 10-Q is taken from the audited consolidated balance sheet in our Form 10-K. These interim financial statements include all adjustments necessary to present fairly Zebra’s consolidated financial position as of October 2, 2004, the consolidated results of operations for the three and nine months ended October 2, 2004 and September 27, 2003, and cash flows for the nine months ended October 2, 2004 and September 27, 2003. These results, however, are not necessarily indicative of results for the full year.

Note 2—Stock-Based Compensation

As of October 2, 2004, we had three stock-based compensation plans available for future grants. We account for these plans under the principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based compensation cost is reflected in net income, because all options granted under these plans had grant prices equal to the market value of the underlying common stock on the date of grant. The following table shows the effect on net income and earnings per share if we had used the alternative fair value recognition provisions of Statement of Financial Standards (SFAS) No. 123, Accounting for Stock-based Compensation (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003
Net income	$31,319	$22,999	$88,682	$67,301
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(1,309)	(1,360)	(4,037)	(4,370)
Pro forma net income	$30,010	$21,639	$84,645	$62,931

Basic earnings per share:
As reported	$0.44	$0.32	$1.24	$0.95
Pro forma	0.42	0.31	1.18	0.89

Diluted earnings per share:
As reported	$0.43	$0.32	$1.22	$0.94
Pro forma	0.41	0.30	1.17	0.88

Note 3 – Inventories

The components of inventories are as follows (in thousands):

	October 2, 2004	December 31, 2003
Raw materials	$31,592	$29,127
Work in process	515	645
Finished goods	22,206	13,009
Total inventories	$54,313	$42,781

Note 4 – Investments and Marketable Securities

We classify the majority of our investments and marketable securities as available-for-sale in accordance with the classifications defined in SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.

SFAS No. 115 requires that changes in the market value of available-for-sale securities be reflected in the accumulated other comprehensive income caption of stockholders’ equity in the balance sheet, until we dispose of the securities. Once these securities are disposed of, either by sale or maturity, the accumulated changes in market value are transferred to investment income. On the cash flow statements, changes in the balances of available-for-sale securities are shown as purchases, sales and maturities of investments and marketable securities.

Changes in market value of trading securities are recorded in investment income as they occur, and the related cash flow statement includes changes in the balances of trading securities as operating cash flows.

Unrealized gains and losses on investment securities are included in these financial statements as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003

Changes in unrealized gains on available-for-sale securities, net of tax, recorded in accumulated other comprehensive income	$1,663	$1,113	$135	$840

Unrealized gains and losses on trading securities recorded in investment income	$(1)	—	$12	—

Note 5—Stockholders’ Equity

Share count and par value data related to stockholders’ equity are as follows:

	October 2, 2004	December 31, 2003
Preferred Stock
Par value per share	$0.01	$0.01
Shares authorized	10,000,000	10,000,000
Shares outstanding	—	—
Common Stock - Class A
Par value per share	$0.01	$0.01
Shares authorized	150,000,000	117,537,284
Shares issued	71,751,147	71,098,953
Shares outstanding	71,751,147	71,098,953

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

The components of other comprehensive income (loss) included in the Consolidated Statements of Comprehensive Income are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003
Foreign currency translation adjustments	$(794)	$195	$(26)	$1,604

Changes in unrealized gains and losses on foreign currency hedging activities:
Gross	$(69)	$(11)	$1,329	$222
Income tax (benefit)	(24)	(4)	465	78
Net	$(45)	$(7)	$864	$144

Changes in unrealized gains on investments classified as available-for-sale:
Gross	$2,559	$1,712	$207	$1,292
Income tax	896	599	72	452
Net	$1,663	$1,113	$135	$840

The components of other comprehensive income (loss) included in the Consolidated Balance Sheets are as follows (in thousands):

	As of
	October 2, 2004	December 31, 2003
Foreign currency translation adjustments	$4,084	$4,110

Unrealized losses on foreign currency hedging activities:
Gross	$(208)	$(1,537)
Income tax benefit	(73)	(538)
Net	$(135)	$(999)

Unrealized gains on investments classified as available-for-sale:
Gross	$697	$489
Income tax	244	171
Net	$453	$318

Note 7—Earnings Per Share

Earnings per share were computed as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003
Basic earnings per share:
Net income	$31,319	$22,999	$88,682	$67,301
Weighted average common shares outstanding	71,696	70,880	71,489	70,536
Per share amount	$0.44	$0.32	$1.24	$0.95

Diluted earnings per share:
Net income	$31,319	$22,999	$88,682	$67,301
Weighted average common shares outstanding	71,696	70,880	71,489	70,536
Add: Effect of dilutive securities – stock options	977	905	996	795
Diluted weighted average and equivalent shares outstanding	72,673	71,785	72,485	71,331
Per share amount	$0.43	$0.32	$1.22	$0.94

Potentially dilutive securities that were excluded from the earnings per share calculation consist of stock options with an exercise price greater than the average market price of the Class A common stock. These options were as follows:

	Three Months Ended		Nine Months Ended
	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003
Potentially dilutive shares	—	43,000	1,800	43,000

Note 8—Goodwill and Other Intangible Asset Data

Intangible asset data are as follows (in thousands):

	October 2, 2004		December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Current technology	$12,258	$(7,172)	$12,034	$(5,467)
Customer relationships	2,333	(255)	2,503	(39)
Total	$14,591	$(7,427)	$14,537	$(5,506)

Unamortized intangible assets
Goodwill	$61,137		$61,150

Aggregate amortization expense
For the year ended December 31, 2003			$1,640
For the three months ended October 2, 2004	$647
For the nine months ended October 2, 2004	1,921

Estimated amortization expense
For the year ended December 31, 2004	$2,568
For the year ended December 31, 2005	1,691
For the year ended December 31, 2006	1,103
For the year ended December 31, 2007	1,103
For the year ended December 31, 2008	1,099
For the year ended December 31, 2009	975
For the year ended December 31, 2010	292
For the year ended December 31, 2011	254

We test the impairment of goodwill each year or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We completed our last assessment during June 2004.

We evaluate the impairment of other long-lived assets including identifiable intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

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

Hedging of Net Assets

We use forward contracts and options to manage exposure related to our pound and euro denominated net assets and designate these contracts and options as fair value hedges. We record gains and losses on these contracts and options in income each quarter along with the transaction gains and losses related to our net euro asset position, which would ordinarily offset each other to a large extent. Summary financial information related to these activities follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003
Change in gains (losses) from foreign exchange derivatives	$(445)	$(5)	$(100)	$(2,519)
Gain (loss) on net foreign currency assets	1,182	(13)	593	2,271
Net foreign exchange gain (loss)	$737	$(18)	$493	$(248)

	As of
	October 2, 2004	December 31, 2003
Notional balance of outstanding contracts:
Pound	£10,176	£8,569
Euro	€29,000	€22,000

Hedging of Anticipated Sales

We manage the exchange rate risk of anticipated euro denominated sales using forward contracts and option collars. We designate these contracts as cash flow hedges. Gains and losses on these contracts are deferred in other comprehensive income until the contracts are settled and the hedged sales are realized, at which time the deferred gains or losses will be reported as an increase or decrease to sales. Summary financial information related to the cash flow hedges of future revenues follows (in thousands, except percentages):

	As of
	October 2, 2004	December 31, 2003
Net unrealized losses deferred in other comprehensive income:
Gross	$(208)	$(1,537)
Income tax benefit	(73)	(538)
Net	$(135)	$(999)

Notional balance of outstanding contracts	€30,000	€30,420
Hedge effectiveness	100%	100%

	2004	2003
Net gains (losses) included in revenue for the:
Three months ended September 27, 2003		$415
Three months ended October 2, 2004	$69
Nine months ended September 27, 2003		$415
Nine months ended October 2, 2004	$(561)

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

Our Varades facility conducted the product development for our line of card imaging printers and included the European service center for these printers. We transferred the product development activities to Camarillo, California, where we have manufactured these printers since 2001. We transferred the European card imaging printer service operation to our Preston, United Kingdom, facility where the Europe, Middle East and African distribution of these printers already occurs. To date, we eliminated most of the Varades administrative functions including finance, information systems and human resources support. At the completion of the plan, the Varades facility will be closed and no employees will remain. As of October 2, 2004, we incurred the following exit costs (in thousands):

Type of Cost	Total Costs incurred
Severance, stay bonuses, and other employee-related expenses	$1,748
Asset disposal costs	63
Other exit costs	211
Total	$2,022

No further costs are expected to be incurred for this project.

During January 2004, we announced plans to consolidate our Warwick, Rhode Island, printer manufacturing and repair service into our Camarillo, California and Vernon Hills, Illinois locations. This transition was expected to take 12 to 18 months to complete. The Warwick facility will continue to manufacture and distribute bar code label printer supplies, as well as house engineering, product management, and the key account sales functions for mobile products. As of October 2, 2004, we expect the following exit costs (in thousands):

Type of Cost	Costs incurred to date	Additional costs expected	Total costs expected to be incurred
Severance, stay bonuses, and other employee-related expenses	$837	$18	$855
Asset disposal costs	—	150	150
Other exit costs	285	240	525
Total	$1,122	$408	$1,530

Liabilities and expenses related to exit activities for the three and nine months ended October 2, 2004 were as follows (in thousands):

	Varades Closure	Warwick Consolidation	Total
Accrued liabilities related to exit activities at December 31, 2003	$990	$—	$990

Expenses incurred for the six ended July 3, 2004	614	624	1,238
Expenses incurred for the three months ended October 2, 2004	218	497	715
Total expenses incurred for the nine months ended October 2, 2004	832	1,121	1,953

Amounts paid for the nine months ended October 2, 2004	1,604	870	2,474
Accrued liabilities related to exit activities at October 2, 2004	$218	$251	$469

Note 11—Contingencies

On April 24, 2003, Paxar Americas, Inc. (Paxar Americas) filed a patent infringement lawsuit in the United States District Court for the Southern District of Ohio against Zebra and certain of its subsidiaries. Paxar Americas’ Complaint alleges that certain of Zebra’s products infringe on one or more of eight identified Paxar Americas patents, although not each product is accused of infringing each patent. Zebra has filed an Answer to Paxar Americas’ Complaint, denying Paxar Americas’ allegations of infringement and asserting several affirmative defenses, including the invalidity of Paxar Americas’ asserted patent claims. Paxar has moved to amend its complaint to add other allegations of infringement and a trademark-based claim. Zebra has opposed Paxar’s Motion to Amend, and the Court’s ruling on the Motion is pending. On July 15, 2004, the Court heard argument from the parties regarding the proper construction of the claims of the patents in suit. The parties have fully briefed the issue of claim construction, and that issue is now before the Court.

On November 21, 2003, Zebra’s wholly-owned subsidiary, ZIH Corp. (ZIH), filed a Complaint in the United States District Court for the District of Massachusetts against Paxar Corporation, alleging that Paxar Corporation printers infringe ZIH’s U.S. Patent Nos. 5,813,343 and 5,860,753. Paxar Corporation answered ZIH’s Complaint, denying infringement and seeking a declaratory judgment that ZIH’s patents-in-suit are not infringed and are invalid and/or unenforceable. Paxar Corporation filed a motion to transfer ZIH’s Massachusetts suit to the United States District Court for the Southern District of Ohio. ZIH opposed Paxar Corporation’s motion to transfer, and the Court’s ruling on the transfer motion is pending.

On November 25, 2003, Paxar Americas filed a Complaint against ZIH in the United States District Court for the Southern District of Ohio, seeking a declaratory judgment that the patents asserted by ZIH in its Massachusetts Complaint are not infringed and are invalid and unenforceable. On December 17, 2003, Paxar Americas amended its complaint to add Zebra Technologies Corporation as a defendant. The Court granted the parties’ motion to stay this action pending the District Court of Massachusetts’ ruling on Paxar Corporation’s motion to transfer. The parties have agreed to file a motion to transfer this action to the District Court of Massachusetts if the District Court of Massachusetts denies Paxar Corporation’s pending motion to transfer.

We do not believe a liability is probable and are unable at this time to estimate the range of the potential liability that would result from an unsuccessful defense, and consistent with the requirements of SFAS No. 5, Accounting for Contingencies, no liability has been recorded in Zebra’s consolidated financial statements as of October 2, 2004.

Item 2.            Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations: Third Quarter of 2004 versus Third Quarter of 2003, Year-to-date 2004 versus Year-to-date 2003

Sales

Sales by product category, percent change, and percent of total sales for the three and nine months ended October 2, 2004, and September 27, 2003, were (in thousands, except percentages):

	Three Months Ended
Product Category	October 2, 2004	September 27, 2003	Percent Change	Percent of Total Sales - 2004	Percent of Total Sales - 2003
Hardware	$135,383	$102,764	31.7	79.1	76.3
Supplies	29,007	24,436	18.7	16.9	18.1
Service and software	5,431	6,068	(10.5)	3.2	4.5
Shipping and handling	1,286	966	33.3	0.8	0.8
Cash flow hedging activities	69	415	(83.4)	—	0.3
Total sales	$171,176	$134,649	27.1	100.0	100.0

	Nine Months Ended
Product Category	October 2, 2004	September 27, 2003	Percent Change	Percent of Total Sales - 2004	Percent of Total Sales - 2003
Hardware	$381,027	$295,882	28.8	78.1	76.0
Supplies	85,953	71,781	19.7	17.6	18.4
Service and software	18,255	18,190	0.4	3.7	4.7
Shipping and handling	3,506	2,929	19.7	0.7	0.8
Cash flow hedging activities	(561)	415	(235.2)	(0.1)	0.1
Total sales	$488,180	$389,197	25.4	100.0	100.0

Sales to customers by geographic region, percent changes and percent of total sales for the three and nine months ended October 2, 2004, and September 27, 2003, were (in thousands, except percentages):

	Three Months Ended
Geographic Region	October 2, 2004	September 27, 2003	Percent Change	Percent of Total Sales - 2004	Percent of Total Sales - 2003
Europe, Middle East and Africa	$48,553	$40,759	19.1	28.4	30.3
Latin America	9,631	7,573	27.2	5.6	5.6
Asia-Pacific	13,578	10,558	28.6	7.9	7.8
Total International	71,762	58,890	21.9	41.9	43.7
North America	99,414	75,759	31.2	58.1	56.3
Total sales	$171,176	$134,649	27.1	100.0	100.0

	Nine Months Ended
Geographic Region	October 2, 2004	September 27, 2003	Percent Change	Percent of Total Sales - 2004	Percent of Total Sales - 2003
Europe, Middle East and Africa	$154,161	$122,650	25.7	31.6	31.5
Latin America	27,522	21,428	28.4	5.6	5.5
Asia-Pacific	37,767	29,689	27.2	7.7	7.6
Total International	219,450	173,767	26.3	44.9	44.6
North America	268,730	215,430	24.7	55.1	55.4
Total sales	$488,180	$389,197	25.4	100.0	100.0

We believe that our sales growth for the third quarter of 2004 reflects the increasing success of sales and marketing programs to improve demand for Zebra products, strengthen distribution channel relationships and increase the awareness of Zebra products and the Zebra brand in targeted end markets, within a favorable environment for the adoption of barcoding and specialty printing applications. The growth in Zebra’s business was well balanced across geographies, products, and channels. New printer products (defined as printers released within 18 months prior to the end of the applicable fiscal period) accounted for 21.4% of printer sales in the third quarter of 2004 and 24.8% of printer sales in the third quarter of 2003. Year to-date, new printer products accounted for 25.7% of printer sales in 2004, compared with 23.8% for the corresponding period in 2003.

Our international sales are denominated in multiple currencies, primarily the dollar, pound and euro, which cause our reported sales to be subject to fluctuations in currency rates. When significant currency rate fluctuations occur, we review our product pricing and make appropriate changes to maintain our competitive position. We estimate that favorable foreign exchange movements of the euro and the pound versus the dollar had a net positive effect of $2,893,000 on sales during the third quarter.

We currently hedge a portion of anticipated euro-denominated sales to protect Zebra against exchange rate movements. For the third quarter, this program resulted in a gain of $69,000 and a year-to-date loss of $561,000. See note 9 to the financial statements for a more detailed discussion of this hedging program.

Printer unit volumes and average selling price information is summarized below:

	Three Months Ended			Nine Months Ended
	October 2, 2004	September 27, 2003	Percent Change	October 2, 2004	September 27, 2003	Percent Change
Total printers shipped	169,770	135,619	25.2	485,353	394,597	23.0
Average selling price of printers shipped	$659	$625	5.4	$649	$622	4.3

For the third quarter of 2004, unit volumes increased in nearly all product lines and all regions.

Gross Profit

Gross profit information is summarized below (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	October 2, 2004	September 27, 2003	Percent Change	October 2, 2004	September 27, 2003	Percent Change
Gross Profit	$87,146	$67,773	28.6	$252,264	$198,680	27.0
Gross Margin	50.9	50.3		51.7	51.0

Gross margin improved by 0.6 percentage points over last year due to higher rates of capacity utilization and favorable foreign exchange rates. The relatively modest gain over last year speaks primarily to the fact that last year’s margins were quite strong and increases from this level are more difficult to attain.

Selling and Marketing Expenses

Selling and marketing expenses are summarized below (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	October 2, 2004	September 27, 2003	Percent Change	October 2, 2004	September 27, 2003	Percent Change
Selling and marketing expenses	$19,217	$15,871	21.1	$54,447	$47,128	15.5
Percent of sales	11.2	11.8		11.2	12.1

We continue to invest heavily in demand-generating activities to build brand equity in our core product lines as well as in the emerging area of radio frequency identification (RFID). During the third quarter of 2004, selling and marketing expenses increased due to higher payroll costs from increased staffing as well as higher advertising, market development funding, consulting costs, legal fees, and outside commissions. Much of the additional headcount related to placing more Zebra representatives in high-growth international regions as part of our geographic expansion activities. We also increased staff for better coverage of strategic accounts. For the first nine months of 2004, information systems and demonstration unit costs also increased over the corresponding period of 2003.

Research and Development Costs

The development of new products and enhancement of existing products are important to Zebra’s business and growth prospects. To maintain and build our product pipeline, we made investments in research and development, summarized below (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	October 2, 2004	September 27, 2003	Percent Change	October 2, 2004	September 27, 2003	Percent Change
Research and development costs	$9,596	$7,898	21.5	$27,725	$23,037	20.3
Percent of sales	5.6	5.9		5.7	5.9

Quarterly product development expenses fluctuate widely depending on the status of on-going projects. We are committed to a long-term strategy of significant investment in product development. For the third quarter of 2004, payroll and benefits increased by $794,000 in relation to the third quarter of 2003.  Increases in project expenses ($676,000) and consulting costs ($172,000) also resulted from additional expenditures for new products including radio frequency identification (RFID) products. We expect to invest a larger portion of our engineering expenditures in the future on the development of RFID printer/encoders.

General and Administrative Expenses

General and administrative expenses are summarized in the table below (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	October 2, 2004	September 27, 2003	Percent Change	October 2, 2004	September 27, 2003	Percent Change
General and administrative expenses	$11,865	$9,937	19.4	$37,139	$30,437	22.0
Percent of sales	6.9	7.4		7.6	7.8

For the third quarter of 2004, information system expenses increased $769,000, and legal expenses increased $1,303,000. The increase in legal expenses is related to litigation with Paxar as described in Note 11 and increased intellectual property work. We expect large increases in legal expenses to continue for subsequent quarters, based on the legal activity we are currently experiencing.

Exit Costs

During the fourth quarter of 2003, we announced plans to close our engineering site in Varades, France. This plan is accounted for under SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Included in operating expenses for the third quarter of 2004 are exit costs in the amount of $218,000.  These costs consist primarily of severance costs, asset disposal costs and other employee related expenses. For the first nine months of 2004, exit costs relating to the Varades closure were $832,000.

During the first quarter of 2004, we announced plans to consolidate our Warwick, Rhode Island, printer manufacturing and repair service business into our Camarillo, California and Vernon Hills, Illinois locations. During the third quarter, we incurred exit costs of $497,000 for severance and travel costs related to the consolidation. For the first nine months of 2004, exit costs relating to the Warwick consolidation were $1,121,000.

Operating Income

Operating income is summarized in the following table (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	October 2, 2004	September 27, 2003	Percent Change	October 2, 2004	September 27, 2003	Percent Change
Operating income	$45,096	$33,696	33.8	$129,011	$96,965	33.0
Percent of sales	26.3	25.0		26.4	24.9

The increase in operating income is attributable to the following factors:

•                  Higher third quarter and year-to-date sales,

•                  Improved gross margins,

•                  Favorable changes in foreign exchange rates for Zebra’s non-dollar denominated businesses, and

•                  Operating expense growth held below the rate of sales growth.

As a result of these factors, operating income increased by 6.7 percentage points more than the rate of sales growth during the third quarter and 7.6 percentage points more than the rate of sales growth year-to-date.

Non-operating Income and Expenses

Zebra’s non-operating income and expense items are summarized in the following table (in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003
Investment income	$2,515	$(982)	$7,678	$4,474
Interest expense	(7)	(64)	(39)	(116)
Foreign exchange gain (losses)	737	(18)	493	(248)
Other, net	(381)	(263)	(1,232)	(549)
Total other income	$2,864	$(1,327)	$6,900	$3,561

During the third quarter of 2004, Zebra earned $2,515,000 on beginning cash and marketable securities balances of $498,944,000, which equates to a 2.0% rate of return.

Income Taxes

The effective income tax rates for the third quarter and the year to-date were 34.7%, compared with 28.9% for the third quarter of 2003 and 33.1% for the year to-date period. During the third quarter of 2003, we eliminated a reserve on research and experimentation tax credits and recorded a reduction to income tax expense of $1,947,000, because the Internal Revenue Service approved our refund applications.

Net Income

Zebra’s net income is summarized below (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003
Net income	$31,319	$22,999	$88,682	$67,301
Diluted earnings per share	$0.43	$0.32	$1.22	$0.94

Liquidity and Capital Resources

Zebra continued to generate cash well in excess of its operating requirements. As a result, Zebra’s cash and investment balances have continually grown over time. As of October 2, 2004, Zebra had $523,040,000 in cash, cash equivalents, investments and marketable securities, compared with $447,848,000 at December 31, 2003. Factors affecting cash and investment balances during the first nine months of 2004 include:

•                  Operations provided cash in the amount of $72,654,000, primarily from net income.

•                  Accounts receivable increased $13,272,000 year-to-date (net of the effect of foreign currency translation adjustment) because of higher sales. Days sales outstanding held constant at 51 days in the third quarter of 2004 compared to the end of 2003.

•                  Inventories increased $11,472,000, net of foreign currency translation adjustment. This increase was in support of the higher sales levels. Inventory turns are down to 6.2 from 6.8 at the end of 2003.

•                  Other assets increased $14,071,000, net of foreign currency translation adjustment, primarily due to the purchase of life insurance policies on key executives with guaranteed returns, which due to the nature of these investments are classified as long-term.

•                  Accounts payable increased $5,705,000, net of foreign currency translation adjustment, due to higher inventory levels.

•                  Taxes payable increased $2,697,000 because of the timing of tax payments combined with increased taxation resulting from higher profits.

•                  Purchases of property and equipment totaled $10,298,000.

•                  Net purchases of investments and marketable securities totaled $79,189,000.

•                  Stock option exercises and purchases under the stock purchase plan contributed $13,660,000.

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

Revenue Recognition

Zebra recognizes product sales at the time of shipment and passage of title, which are generally the same. Other items that affect our revenue recognition include:

Customer returns

Customers have the right to return products that do not function properly within a limited time after delivery. We monitor and track product returns and record a provision for the estimated future returns based on historical experience and any notification received of pending returns. Returns have historically been within expectations and the provisions established, but Zebra cannot guarantee that it will continue to experience return rates consistent with historical patterns. A significant increase in product failure rates and the resulting credit returns could have a material effect on our operating results. A 10% increase (decrease) in returns above historical levels would have decreased (increased) operating income for the third quarter of 2004 by $103,000, or 0.2% of operating income.

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

•                  We sell a limited amount of prepackaged, or off-the-shelf, software for the creation of bar code labels using our printers. There is no customization required to use this software, and we have no post-shipment obligations on the software. Revenue is recognized at the time this prepackaged software is shipped.

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

Investments and Marketable Securities

Investments and marketable securities at October 2, 2004 consisted of U.S. government securities (25.4%), state and municipal bonds (61.1%), corporate bonds (7.7%) and partnership interests (5.8%). We classify our debt and marketable equity securities in one of three categories: trading, available-for-sale or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities that

Zebra has the ability and intent to hold until maturity. All securities not included in trading or held-to-maturity are classified as available-for-sale.

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

We reserve for estimated credit losses based upon historical experience and specific customer collection issues. Over the last three years, accounts receivable reserves varied from 1.6% to 2.9% of total accounts receivable. Accounts receivable reserves as of October 2, 2004, were $1,575,000, or 1.6% of the balance due. We feel this reserve level is appropriate considering the quality of the portfolio as of October 2, 2004. While credit losses have historically been within expectations and the provisions established, we cannot guarantee that our credit loss experience will continue to be consistent with historical experience.

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

Over the last three years, our reserves for excess and obsolete inventories have ranged from 10.4% to 13.1% of gross inventory. As of October 2, 2004, reserves for excess and obsolete inventories were $7,230,000, or 11.3% of gross inventory. We feel this reserve level is appropriate considering the quantities and quality of the inventories as of October 2, 2004.

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

If we believe that one or more of the above indicators of impairment have occurred, we measure impairment based on projected discounted cash flows using a discount rate that incorporates the risk inherent in the cash flows. Net intangible assets, long-lived assets and goodwill amounted to $110,801,000 as of October 2, 2004.

Contingencies

We record estimated liabilities related to contingencies based on our estimates of the probable outcomes. Quarterly, we assess the potential liability related to pending litigation, tax audits and other contingencies and confirm or revise estimates and reserves as appropriate.

On April 24, 2003, Paxar Americas, Inc. (Paxar Americas) filed a patent infringement lawsuit in the United States District Court for the Southern District of Ohio against Zebra and certain of its subsidiaries. Paxar Americas’ Complaint alleges that certain of Zebra’s products infringe on one or more of eight identified Paxar Americas patents, although not each product is accused of infringing each patent. Zebra has filed an Answer to Paxar Americas’ Complaint, denying Paxar Americas’ allegations of infringement and asserting several affirmative defenses, including the invalidity of Paxar Americas’ asserted patent claims. Paxar has moved to amend its complaint to add other allegations of infringement and a trademark-based claim. Zebra has opposed Paxar’s Motion to Amend, and the Court’s ruling on the Motion is pending. On July 15, 2004, the Court heard argument from the parties regarding the proper construction of the claims of the patents in suit. The parties have fully briefed the issue of claim construction, and that issue is now before the Court.

On November 21, 2003, Zebra’s wholly-owned subsidiary, ZIH Corp. (ZIH), filed a Complaint in the United States District Court for the District of Massachusetts against Paxar Corporation, alleging that Paxar Corporation printers infringe ZIH’s U.S. Patent Nos. 5,813,343 and 5,860,753. Paxar Corporation answered ZIH’s Complaint, denying infringement and seeking a declaratory judgment that ZIH’s patents-in-suit are not infringed and are invalid and/or unenforceable. Paxar Corporation filed a motion to transfer ZIH’s Massachusetts suit to the United States District Court for the Southern District of Ohio. ZIH opposed Paxar Corporation’s motion to transfer, and the Court’s ruling on the transfer motion is pending.

On November 25, 2003, Paxar Americas filed a Complaint against ZIH in the United States District Court for the Southern District of Ohio, seeking a declaratory judgment that the patents asserted by ZIH in its Massachusetts Complaint are not infringed and are invalid and unenforceable. On December 17, 2003, Paxar Americas amended its complaint to add Zebra Technologies Corporation as a defendant. The Court granted the parties’ motion to stay this action pending the District Court of Massachusetts’ ruling on Paxar Corporation’s motion to transfer. The parties have agreed to file a motion to transfer this action to the District Court of Massachusetts if the District Court of Massachusetts denies Paxar Corporation’s pending motion to transfer.

We do not believe a liability is probable and are unable at this time to estimate the range of the potential liability that would result from an unsuccessful defense, and consistent with the requirements of SFAS No. 5, Accounting for Contingencies, no liability has been recorded in Zebra’s consolidated financial statements as of October 2, 2004.

Stock-Based Compensation

As of October 2, 2004, Zebra had three stock-based compensation plans available for future grants. We account for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-based Compensation, to stock-based compensation (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003
Net income, as reported	$31,319	$22,999	$88,682	$67,301
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(1,309)	(1,360)	(4,037)	(4,370)
Pro forma net income	$30,010	$21,639	$84,645	$62,931

Basic earnings per share:
As reported	$0.44	$0.32	$1.24	$0.95
Pro forma	0.42	0.31	1.18	0.89

Diluted earnings per share:
As reported	$0.43	$0.32	$1.22	$0.94
Pro forma	0.41	0.30	1.17	0.88

Significant Customer

ScanSource, Inc. is our most significant customer and our sales to them accounted for the following percentages of total net sales:

	October 2, 2004	September 27, 2003
For the three months ended	14.1%	15.0%
For the nine months ended	13.8%	13.8%

 No other customer accounted for 10% or more of total net sales during these time periods.

Expectations

As stated on our quarterly conference call on October 27, 2004, we estimated net sales, gross profit margins, operating expenses, and earnings for the fourth quarter of 2004 as follows (in thousands, except per share amounts and percentages):

Fourth Quarter 2004
Net sales	$170,000 to $174,000
Gross profit margins	50.5% to 51.5%
Operating expenses	$43,000
Diluted earnings per share	$0.41 to $0.44

The effective tax rate is expected to be 34.75% of income before income taxes for the fourth quarter of 2004.

Safe Harbor

Forward-looking statements contained in this filing, including without limitation the information contained in “Expectations” directly above, are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995 and are highly dependent upon a variety of important factors which could cause actual results to differ materially from those reflected in such forward looking statements. These factors include market acceptance of Zebra’s printer and software products and competitors’ product offerings. They also include the effect of market conditions in North America and other geographic regions on Zebra’s financial results. Profits will be affected by Zebra’s ability to control manufacturing and operating costs. Because of Zebra’s large investment portfolio, interest rate and financial market conditions will also have an impact on results. Foreign exchange rates will have an effect on financial results, because of the large percentage of Zebra’s international sales. When used in this document and documents referenced herein, the words “anticipate,” “believe,” “estimate,” “will” and “expect” and similar expressions as they relate to Zebra or its management are intended to identify such forward-looking statements. Readers of this document are referred to prior filings with the Securities and Exchange Commission, including the Risk Factors portion of Management’s Discussion and Analysis of Financial Condition and Results of Operation in Zebra’s Form 10-K for the year ended December 31, 2003, for a further discussion of issues that could affect Zebra’s future results. Zebra undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this report.

Item 3.                                   Quantitative and Qualitative Disclosures About Market Risk

There were no material changes, except as discussed below, in Zebra’s market risk during the quarter ended October 2, 2004. For additional information on market risk, refer to the “Quantitative and Qualitative Disclosures About Market Risk” section of our Form 10-K for the year ended December 31, 2003.

In the normal course of business, portions of Zebra’s operations are subject to fluctuations in currency values. We manage these risks using derivative financial instruments.

Hedging of Net Assets

We use forward contracts and options to manage exposure related to our pound and euro denominated net assets and designate these contracts and options as fair value hedges. We record gains and losses on these contracts and options in income each quarter along with the transaction gains and losses related to our net euro asset position, which would ordinarily offset each other to a large extent. Summary financial information related to these activities follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003
Change in gains (losses) from foreign exchange derivatives	$(445)	$(5)	$(100)	$(2,519)
Gain (loss) on net foreign currency assets	1,182	(13)	593	2,271
Net foreign exchange gain (loss)	$737	$(18)	$493	$(248)

	As of
	October 2, 2004	December 31, 2003
Notional balance of outstanding contracts:
Pound	£10,176	£8,569
Euro	€29,000	€22,000

Hedging of Anticipated Sales

During the second quarter of 2003, we began a program to manage the exchange rate risk of anticipated euro denominated sales using forward contracts and option collars. We designated these contracts as cash flow hedges. Gains and losses on these contracts are deferred in other comprehensive income until the contracts are settled and the hedged sales are realized, at which time the deferred gains or losses will be reported as an increase or decrease to sales. Summary financial information related to the cash flow hedges of future revenues follows (in thousands, except percentages):

	As of
	October 2, 2004	December 31, 2003
Net unrealized losses deferred in other comprehensive income:	$(208)	$(1,537)
Gross	(73)	(538)
Income tax benefit	$(135)	$(999)
Net

Notional balance of outstanding contracts	€30,000	€30,420
Hedge effectiveness	100%	100%

	2004	2003
Net gains (losses) included in revenue for the:		415
Three months ended September 27, 2003	$69
Three months ended October 2, 2004
Nine months ended September 27, 2003		415
Nine months ended October 2, 2004	$(561)

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

When designing and evaluating controls and procedures, we make assumptions about the likelihood of future events. At the same time, we make judgments about the cost-benefit relationship of possible controls and procedures. We cannot be assured that this design will succeed in achieving its stated goals under all potential future conditions. Similarly, we cannot be assured that our evaluation of controls will detect all control issues or instances of fraud, if any.

We completed our review of disclosure controls and procedures under the supervision of the Disclosure Committee, and with the participation of management, including the Chief Executive Officer and Chief Financial Officer. Based on this review, the Chief Executive Officer and Chief Financial Officer concluded that as of October 2, 2004 our disclosure controls and procedures were effective to provide reasonable assurance that reports are filed or submitted within the time limits specified by the SEC, and that information is accumulated and communicated to management to allow timely decisions regarding required disclosure. There was not any change in Zebra’s internal control over financial reporting that occurred during the quarter ending October 2, 2004 that has materially affected, or is reasonably likely to materially effect Zebra’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

In connection with the litigation between Paxar Americas, Inc. and Zebra and certain of its subsidiaries, the United States District Court for the Southern District of Ohio heard argument from the parties on July 15, 2004, regarding the proper construction of the claims of the patents in suit. The parties have fully briefed the issue of claim construction, and that issue is now before the Court. See “Note 11 – Contingencies” in the Notes to our Consolidated Financial Statements included in this Report on Form 10-Q for further information regarding this lawsuit and related proceedings.

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

b)            Reports.

The Registrant furnished one report on Form 8-K during the quarterly period covered by this report. The Form 8-K was furnished in connection with the Company reporting its financial results for the quarter ended July 3, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZEBRA TECHNOLOGIES CORPORATION

Date:	November 3, 2004	By:	/s/Edward L. Kaplan
Edward L. Kaplan
Chief Executive Officer

Date:	November 3, 2004	By:	/s/Charles R. Whitchurch
Charles R. Whitchurch
Chief Financial Officer