Form 10-K
period 2004-12-31
ZEBRA TECHNOLOGIES CORP/DE
filed 2005-03-03
CIK 877212

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

☒

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

As of February 25, 2005, the aggregate market value of each of the registrant’s Class A Common held by non-affiliates was approximately $3,598,923,000. The closing price of the Class A Common Stock on February 25, 2005, as reported on the Nasdaq Stock Market, was $50.07 per share.

As of February 25, 2005, the registrant had outstanding 71,877,827 shares of Class A Common Stock, par value $.01 per share

Documents Incorporated by Reference

Certain sections of the registrant’s Notice of Annual Meeting of Stockholders and Proxy Statement for its Annual Meeting of Stockholders to be held on May 17, 2005 are incorporated by reference into Part III of this report.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

INDEX

PART I
Item 1.	Business
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

PART II
Item 5.	Market for Registrant’s Common Stock and Related Stockholder Matters
Item 6.	Selected Consolidated Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
Item 9A.	Controls and Procedures

PART III
Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions
Item 14.	Principal Accounting Fees and Services

PART IV
Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

SIGNATURES
Signatures

EXHIBITS
Index to Exhibits

CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE
Index to Consolidated Financial Statements and Schedule

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

Item 1.           Business

The Company

Zebra Technologies is in the business of making products that enable companies and organizations to improve productivity, deliver better customer service and provide more effective security. We design, manufacture and support a broad range of direct thermal and thermal transfer label and receipt printers, radio frequency identification (RFID) printer/encoders, dye sublimation card printers, and digital photo printers. We also sell related accessories and support software. Manufacturers, service organizations, and governments worldwide use our products in automatic identification, data collection and personal identification applications.

We design our products to operate at the user’s location or on a mobile basis to produce and dispense high-quality labels, plastic cards, and photographs at the point of issuance on demand. The exceptional diversity of applications using our printer products for barcoding and personal identification is comprised of routing and tracking, transactions processing, and identification and authentication. They include applications that require high levels of data accuracy and where speed and reliability are critical. They also include specialty printing for receipts and tickets where improved customer service and productivity gains may be the primary reason for printing, rather than a barcoding application. Plastic cards are used for secure, reliable personal identification or access control. Digital photo printers are sold on an OEM basis to professional photographers.

Applications for our technology span most industries and geographies. They include inventory control, small package delivery, baggage handling, automated warehousing, JIT (Just-In-Time) manufacturing, employee time and attendance records, file management systems, hospital information systems, medical specimen labeling, shop floor control, in-store product labeling, employee ID cards, driver’s licenses, and access control systems. As of December 31, 2004, management estimates that Zebra has sold more than 4,000,000 printers to users in approximately 100 countries.

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

Acquisitions are an important part of Zebra’s growth strategy. Since 1998, we have made three acquisitions. On October 28, 1998, Zebra merged with Eltron International, Inc., which manufactured and marketed low-cost direct thermal and thermal transfer label and receipt printers, card printers, and related accessories. On April 3, 2000, Zebra acquired Comtec Information Systems, Inc. Comtec was a privately held company that produced a complete line of mobile wireless thermal printing solutions. On November 17, 2003, we acquired all of the outstanding stock of Atlantek, Inc. Located in Wakefield, RI, Atlantek produced a variety of thermal digital printers, including digital photo and card printers.

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

Products

Our broad line of computerized printers is used to produce bar code labels, RFID “smart” labels, receipts and tags, plastic cards, and photographs. We also sell related specialty labeling materials, ink ribbons, and bar code label design software. These products are used to provide bar code labeling, personal identification, and specialty printing solutions principally in the manufacturing, retail, service, and government sectors of the economy. We work closely with distributors, resellers and end users of our products to design and implement labeling solutions that meet their technical demands. To achieve this flexibility, we provide our customers with a broad selection of printer models, each of which can be configured for a specific application. Additionally, we will select and, if necessary, create appropriate labeling stock, ink ribbons and adhesives to suit a particular application. In-house engineering personnel in software, mechanical, electronic and chemical engineering participate in the creation and development of bar code labeling solutions for particular applications.

Sales of hardware (printers and replacement parts) and supplies were as follows (in thousands):

	Year Ended December 31,
	2004	2003	2002
Hardware	$518,556	$409,144	$360,185
Percent of sales	78.2	76.3	75.7
Supplies	$116,849	$98,519	$87,981
Percent of sales	17.6	18.4	18.5

Label and Receipt Printers

We produce the industry’s broadest range of on-demand thermal transfer and direct thermal label printers. Our printing systems include hundreds of optional configurations that can be selected to meet particular customer needs. We believe this breadth of product is a unique and significant competitive strength, because it allows Zebra to satisfy the widest variety of thermal printing applications.

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

We offer 36 bar code printer models with numerous variations, including:

Performance Tabletop Printers. Zebra produces high-end printers targeted at applications requiring continuous operation in high output, mission-critical settings. These units provide a wide variety of optional configurations, features, print widths, speeds and dot densities. We offer four models under the XiIII Plus Series line. List prices range from $2,995 to $7,495.

RFID Printer/Encoders. Zebra also manufactures and markets a growing line of printer/encoders used for radio frequency identification (RFID) in the retail supply chain, for defense logistics, and other applications. These units are used to print and encode “smart labels” in a single pass. Smart labels are printable labels embedded with an ultra-thin radio frequency transponder. Information encoded in these transponders can then be read and modified by a radio frequency reader. As of December 31, 2004, we offered six RFID and one RFID-ready printer/encoders, which have list prices from $1,695 to $6,995. Products in this category consist of the R110Xi, R170Xi, R402, R2844-Z, R-140, R4Mplus, and R110XiIII Plus.

Mid-Range Tabletop Printers. We offer five printer models designed for less demanding applications. These units have fewer option configurations and features for a lower price. Products in this category consist of the Zebra Stripe®, S and Z Series as well as the TLP 2746e printers. List prices range from $1,395 to $3,490.

Desktop Printers. Applications with low volume suit Zebra’s desktop printers. We currently offer six desktop models consisting of the Ht-146, LP/TLP 2844, LP/TLP 2844-Z, TLP 3842, TLP 3844-Z, and LP/TLP 2824 printers. List prices range from $395 to $995.

Mobile Printing Solutions. Zebra makes 12 mobile printer models, which provide durability, light weight and wireless connectivity interfaces. These printers print in 2-, 3- and 4-inch widths and are marketed under the Cameo, QL, TR, PS, PA/PT and RW lines. List prices range from $550 to $4,795.

Print Engines. Zebra’s 170PAX3 and 110PAX3 print engines are sold to manufacturers of high-speed automatic label applicator systems. We also offer the R110PAX3 RFID print engine targeted at emerging packaged goods RFID labeling applications.

In addition to their use in on-demand automatic identification applications, our thermal printers can also be used for on-site batch production of custom bar code labels and other graphics. This capability results in shorter lead times, reduced inventory and more flexibility than can be provided with traditional off-site printing.

Card Printers

Zebra makes 11 card printer models for printing national identity cards, driver’s licenses, employee identification badges, smart cards, on-demand access control cards, and customer loyalty cards. These cards can typically be created in seconds for under one dollar each. Users can select from a number of printer options, including monochrome and color printing, single- and two-sided printing, lamination, and magnetic stripe and smart card encoding. Bar codes, smart chips and magnetic stripe encoding can be used to record such personal data as health records, financial transactions, security access codes and vital statistics. We offer five “P” series and six “i” series card printers. Printers in the “i” series incorporate features that automatically optimize printer settings for a given ribbon. The list prices for all of Zebra’s card printers range from $1,795 to $9,995.

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

Supplies

Supplies products consist of stock and customized thermal labels, wristbands, smart labels and tags, plastic cards, card laminates, and thermal transfer ribbons. Zebra promotes the use of genuine Zebra brand supplies with its equipment.

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

Software

Zebra offers software packages to its customers to ease integration of Zebra printers into specialty printing systems.

Label design and integration software is specifically designed to optimize the performance of Zebra bar code label printers. Known as BAR-ONE®, this software provides the capability to design and integrate sophisticated labels from standalone or legacy applications through a powerful, easy-to-use Windows® interface. Our goal is to provide software that enables high levels of connectivity to all major computer network and software systems. Network systems include Ethernet, 802.11 and Bluetooth™ wireless systems. Operating systems include Windows, Unix®, Linux® and various IBM® systems. Zebra also offers BAR-ONE for mySAP® Business Suite for users of the SAP® ERP system and a version of BAR-ONE that supports XML-enabled printing directly with Zebra printers through Oracle’s warehouse management system (WMS), Oracle’s SensorEdge Server for RFID printing and SAP’s Auto ID Infrastructure without the need for middleware. In order to facilitate using Zebra printers with a broad range of software applications, Zebra also offers Windows printer drivers designed to optimize the printer experience. To expand the global applications for its software and printers, we are developing multi-lingual capabilities in our software and user interfaces.

ZebraLink, introduced in 2000, gives users the ability to set up and control Zebra printers remotely using Web-enabled devices. It also enables Zebra printers to provide real-time printer error and status notification via e-mail to a wired or wireless device. In addition, ZebraLink’s programming language, ZBI, can be used to control and interpret incoming text and data streams. ZBI gives users the ability to configure Zebra printers to interpret various non-Zebra printer based languages. In January 2005, ZebraNet Bridge printer management application was introduced as a first step toward enterprise printer management of all Zebra printers. Leveraging the power of ZebraLink, ZebraNet Bridge merges printer and print server management capabilities with automatic printer discovery “heartbeat” and critical alert monitoring.

Maintenance Services

For bar code label and receipt printers, we currently provide service at depot repair centers at our Vernon Hills, Illinois, Preston, U.K., and Singapore facilities. Zebra Authorized Service Providers (ZASP) also provide repair services for most Zebra products at their locations. In addition, IBM, Optimal Systems Services and National Service Center (NSC) provide on-site repair services in the United States. We share the revenue for on-site service contracts sold by IBM, Optimal and NSC for Zebra printing systems installed in the United States, and with IBM in Europe. Outside of the United States, Zebra’s resellers in each country may provide maintenance service, either directly as ZASPs or through independent service agents. Zebra also provides service and technical support assistance from in-house support personnel located in the United States, the United Kingdom and Singapore, who are available by telephone hotline five days a week during regular local business hours. Also, for most Zebra products, Zebra provides interactive technical support via the Internet, which can be accessed through Zebra’s Web site, www.zebra.com, 24 hours a day, seven days a week. We perform our North American depot repair services for thermal printers in Vernon Hills, Illinois.

The card printer depot repair facilities are located in Camarillo, California, Preston, U.K., and Wakefield, Rhode Island. Card printer resellers can receive technical support assistance from in-house support personnel located in the United States, the United Kingdom and Singapore, who are available by telephone during regular business hours. In addition, on-line support for card printers can be accessed through the Web site, www.eltroncards.com, 24 hours a day, seven days a week.

Warranties

All Zebra printing equipment is warranted against defects in material and workmanship for up to one year. Printheads are warranted for six months. Zebra supplies are warranted against defects in material and workmanship for their stated shelf life or twelve months, whichever ends first. Defective equipment and supplies may be returned for repair, replacement or refund during the applicable warranty periods.

Zebra’s Technology

Our products use thermal transfer, direct thermal and thermal dye sublimation technologies. Each technology has characteristics that provide specific benefits to the end user.

Thermal transfer printing is used in all performance and some mid-range, desktop and portable bar code label printers, as well as high-speed print engines. This technology creates an image by applying an electrically heated printhead to a ribbon that releases ink onto labeling/ticketing media. The benefits of thermal transfer printing include superior image quality, the ability to print on a wide variety of smooth-surfaced materials, no requirement for specially coated or formulated labeling/ticketing media and the ability to use inks that are not viable with alternative printing technologies.

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

Our card printers and digital photo printers incorporate thermal dye sublimation for color printing. This capability allows for the creation of personalized full color, photographic quality plastic cards and high-quality photographs. Traditional photographic processes are both more expensive and time consuming. We believe that personalized card applications such as driver’s licenses, loyalty cards, school and work identification cards, security access cards and financial transaction cards are well suited to this technology. The growing acceptance of digital photography, over traditional halide-based technology, offers growth opportunities for Zebra in certain areas of photo printing.

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

Users of Zebra’s instant-issuance card printers typically operate these printers with software programs designed and sold by independent vendors.

Sales and Marketing

Sales. We sell our products primarily through distributors, value-added resellers (VARs), and original equipment manufacturers (OEMs). We also sell our products directly to a select number of designated accounts. For media and consumables, we also have a limited amount of sales directly to end users through the Internet and telesales operations. Distributors and VARs purchase, stock and sell a variety of automatic identification components from different manufacturers and customize systems for end-user applications using their systems and application integration expertise. Because these sales channels provide specific software, configuration, installation, integration and support services required by end users within various market segments, these relationships allow Zebra to reach end users throughout the world in a wide variety of industries. Zebra experiences a minor amount of seasonality in sales, depending on the geographic region and/or vertical market.

We functionally classify our direct VARs as Premier Partners, Advanced Partners, or Associate Partners, depending on their business competencies, depth and breadth of their sales teams, customer support capabilities, contribution to Zebra’s strategic goals, and sales commitment to Zebra. In addition, we offer VARs the opportunity to earn certifications for mobile/wireless printers, supplies, service and radio frequency identification (RFID) expertise. We also sell through distributors, which in turn sell to an extended VAR community. All VARs, as well as OEMs and systems integrators, provide customers with a variety of automatic identification components including scanners, accessories, applications software and systems integration expertise, and, in the case of some OEMs, resell the Zebra-manufactured products under their own brands as part of their own product offering. We believe that the breadth of this indirect channel network, both in terms of variety and geographic scope, enhances our ability to compete.

In some instances, we have designated a customer as a Strategic Account when purchases of Zebra products reach specified levels and support requirements for the account become highly customized. Zebra sales personnel, either alone or together with our partners, manage these Strategic Accounts to ensure their needs, including consistent support for projects and applications, are being met.

Sales to international customers as a percent of net sales were as follows:

	Year Ended December 31,
	2004	2003	2002
Percent of sales	45.8	45.5	43.1

We believe that international sales have the long-term potential to grow faster than domestic sales because of the lower penetration of automatic identification applications outside North America. As a result, Zebra has invested resources to support our international growth and currently operates facilities and sales offices, or has representation, in 24 different countries.

Marketing. Marketing operations encompass marketing communications, product marketing, vertical marketing, solutions marketing, market research, alliance management and channel marketing functions. The product marketing group identifies, evaluates and recommends new product opportunities and manages product introductions, positioning and demand creation. Product marketing also focuses on strategic planning and market definition and analyzes Zebra’s competitive strengths and weaknesses.

The vertical marketing group works with reselling and non-reselling partners to develop and promote high-potential application solutions that have significant Zebra content. The vertical marketing group also focuses on industry trends, participates in business development activities at the technical and applications standards levels and provides subject matter expertise.

Alliance management directs a limited number of third party relationships that are strategic to new demand creation for specific vertical markets and/or specific applications.

Solutions marketing seeks to identify business solutions that incorporate Zebra products and which are repeatable over a range of like customers. Solutions marketing develops and executes go-to-market and demand creation programs for those applications that are selected.

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

The channel marketing group is responsible for developing programs to push and pull Zebra products through its network of distributors and Value Added Resellers. This group also prepares application and product training programs and on-line information resources, which are available to certified channel partners around the world.

Customers

Zebra has sold more than 4,000,000 bar code label and card printers to customers in about 100 countries as of December 31, 2004.

Sales to ScanSource, Inc. as a percent of net sales were as follows:

	Year Ended December 31,
	2004	2003	2002
Percent of sales	14.1	13.8	13.6

No other customer accounted for 10% or more of total net sales during these years.

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

We buy prefabricated component parts and subassemblies for use in the manufacture of our products. Critical subassemblies include printheads, power supplies, integrated circuits, and stepper motors, which are obtained from domestic and foreign suppliers at competitive prices. Purchase contracts provide for price increases in the event of certain increases in the costs of raw materials. We typically maintain several sources for our component parts and subassemblies to reduce the risk of parts shortages or unavailability. We do not currently believe that we face difficulties in obtaining an adequate supply of these materials.

Research and Development

Zebra had research and development expenditures as follows (in thousands):

	Year Ended December 31,
	2004	2003	2002
Research and development expenditures	$37,093	$31,759	$29,210
Percent of sales	5.6	5.9	6.1

We devote significant resources to developing new printing solutions for our target markets and ensuring that our efficiently manufactured products maintain high levels of reliability.

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

No single competitor competes across the entire breadth of our product line. Significant competition, however, is faced in each product segment. For low-cost desktop label printer products, our principal competitors are Argox; Godex; Cognitive Solutions, a subsidiary of Axiohm Transaction Solutions; Tokyo Electric Company (TEC); Taiwan Semiconductor; Microcom; Woosim; and Datamax, a unit of Dover Corporation. In the mid-range printer market, our principal competitors are Datamax; UBI and Intermec, subsidiaries of Unova; Monarch Marking Systems, a subsidiary of Paxar; Sato; and TEC. Principal competition in the high end of the market derives from Sato, TEC, Printronix, and Intermec. For print engines, the principal competitor is Sato. For mobile printers, the principal competitors are Monarch Marking Systems and O’Neil Product Development. The potential for greater competition is increasing, we believe, as companies view mobile printing applications to be an attractive market. Many of the same companies with whom we compete in thermal printing also compete with us in RFID. The notable companies in this area are Printronix, Intermec, Sato and Monarch.

Several competitors manufacture card personalization equipment using dye sublimation technology. These competitors include Nisca, Datacard, Fargo Electronics, ColorX, Polaroid, MagiCard, Evolis, LogickaComp, Printherm, CIM, NBS, Matica, Song Woo Electronics, and Victor Data Systems.

Dye sublimation, the technology incorporated in our card printers, is only one of several commercially available types of equipment used to personalize cards. We also compete with companies that produce identification cards using alternative technologies, which include ink-jet, thermal transfer, embossing, film-based systems, encoders, laser engraving and large-scale dye sublimation printers. These card personalization technologies offer viable alternatives to Zebra’s card printers and provide effective competition from a variety of companies, many of which are substantially larger than Zebra, including Canon, Hewlett-Packard, Hitachi, and Lexmark International. In addition, service bureaus compete for end user business and provide an alternative to the purchase of our card printing equipment and supplies.

Manufacturers also use dye sublimation technology in their digital photo printers. Companies participating in this area include Sony, Mitsubishi, Copal, Shinko, Altech, Olmec, and Olympus. In addition, there are several other companies that participate in producing photo printers using other technologies. These companies include Hewlett-Packard, Xerox, Polaroid, and Fuji.

The supplies business is highly fragmented and competition is comprised of numerous competitors of various sizes depending on the geographic area.

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

Intellectual Property Rights

Zebra relies on a combination of trade secrets, patents, employee and third party nondisclosure agreements, copyright laws and contractual rights to establish and protect its proprietary rights in its products. We have and actively protect several domestic and international trademarks. We hold 192 United States and foreign patents and have 174 United States and foreign patent applications pending pertaining to products. The duration of these patents ranges from 14 to 20 years. The expiration of any individual patent would not have a significant negative impact on our business.

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

Employees

As of February 25, 2005, Zebra employed approximately 2,300 persons. None of these employees is a member of a union. We consider our employee relations to be very good.

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

Zebra’s major facilities as of December 31, 2004, are listed below:

	Square Footage
Location	Manufacturing, Production & Warehousing	Administrative, Research & Sales	Total	Lease Expires
Vernon Hills, Illinois, USA	111,676	113,429	225,105	June 2014
Camarillo, California, USA	97,921	72,156	170,077	Owned
Warwick, Rhode Island, USA	50,872	48,968	99,840	April 2007
Wakefield, Rhode Island, USA	24,618	8,725	33,343	June 2005
Greenville, Wisconsin, USA	27,000	3,000	30,000	March 2007
High Wycombe, UK	—	24,700	24,700	October 2018
Preston, UK	30,450	8,600	39,050	Owned
Total	342,537	279,578	622,115

Zebra leases various other facilities around the world, which are dedicated to administrative, research and sales functions. The amounts related to these leases, solely or in aggregate, are not material to the consolidated financial statements.

During 1999, Zebra consolidated United Kingdom facilities, moving distribution of its Wokingham and High Wycombe facilities to the Preston location, and transferring Wokingham associates to the renovated High Wycombe location. The vacant Wokingham facility totals 27,000 square feet and has a lease that expires in October 2010. Zebra is actively marketing the property, seeking to sublease it through October 2010.  We believe that the current rent is approximately equal to the amount we will receive from a sublease. We have accrued for rent during an estimated 18-month marketing period.

Zebra announced plans to close its Varades, France facility in early 2004. See Note 19 to our consolidated financial statements, which are part of this report, for further details related to the closing. Zebra France previously leased the Varades building under a series of capital leases. During 2004, we exercised our option to purchase the building under those capital leases and sold the building. The resale value was slightly less than the book value of the building.

We also announced plans to consolidate our Warwick, Rhode Island and Wakefield, Rhode Island printer manufacturing and repair service business into our Camarillo, California, and Vernon Hills, Illinois locations. Supplies manufacturing and some administrative functions will remain in Rhode Island. We have a series of four additional two-year option periods to continue the use of the Warwick facility. We have evaluated our space requirements in Rhode Island and intend to extend this lease and consolidate the two Rhode Island facilities into the Warwick location during 2005.

Since December 31, 2004, we committed to lease three additional properties. In Vernon Hills, Illinois, we committed to lease an additional 34,000 square feet of office space for three years beginning March 1, 2005. In Heerenveen, Netherlands, we committed to lease approximately 95,000 square feet of office and warehousing space for 20 years beginning February 15, 2005 with an option to terminate the lease at each five-year anniversary date. In Chula Vista, California, we committed to a lease of approximately 14,000 square feet of manufacturing and warehouse space for two years beginning February 11, 2005. See Note 16 to our consolidated financial statements, which are part of this report, for additional information regarding our leases.

Item 3.           Legal Proceedings

On April 23, 2003, Paxar Americas, Inc. (Paxar Americas) filed a patent infringement lawsuit in the United States District Court for the Southern District of Ohio against Zebra and certain of its subsidiaries. Paxar Americas’ Complaint alleges that certain of Zebra’s printer products infringe one or more of eight identified Paxar Americas patents, although not each product is accused of infringing each patent. Zebra has filed an Answer to Paxar Americas’ Complaint, denying Paxar Americas’ allegations of infringement and asserting several affirmative defenses, including the invalidity of Paxar Americas’ asserted patent claims. Paxar has sought to amend its original complaint to add two additional patents to the lawsuit and to expand the scope of accused products. Zebra has opposed Paxar’s motions in this regard and the court has the issue under advisement.

On November 21, 2003, Zebra’s subsidiary, ZIH Corp. (ZIH), filed a Complaint in the United States District Court for the District of Massachusetts against Paxar Corporation, alleging that Paxar Corporation printers infringe ZIH’s U.S. Patent Nos. 5,813,343 and 5,860,753. Paxar Corporation answered ZIH’s Complaint, denying infringement and seeking a declaratory judgment that ZIH’s patents-in-suit are not infringed and are invalid and/or unenforceable. Paxar Corporation filed a motion to transfer ZIH’s Massachusetts suit to Ohio federal court, and the court denied Paxar’s motion.

On November 25, 2003, Paxar Americas filed a Complaint against ZIH in the United States District Court for the Southern District of Ohio, seeking a declaratory judgment that the patents asserted by ZIH in its Massachusetts Complaint are not infringed and are invalid and unenforceable. On December 17, 2003, Paxar Americas amended its complaint to add Zebra Technologies Corporation as a defendant. In view of the Massachusetts’ District Court’s denial of Paxar Corporation’s motion to transfer to Ohio ZIH’s corresponding patent infringement suit against Paxar Corporation, the parties to Paxar America’s Ohio declaratory judgment action have agreed to transfer this case to Massachusetts.

The outcome of litigation is inherently uncertain, particularly in cases such as these where sophisticated factual issues must be assessed and complex technical issues must be decided. As a result, we cannot accurately predict the outcome of these lawsuits. In the event we are unsuccessful in our defense of Paxar Americas’ infringement claims, we could be liable for economic and other damages, which could be material, and we may be forced to incur ongoing licensing expenses or to change how we design, manufacture and market our products. The patents that ZIH has asserted against Paxar Corporation could be found invalid. We have and will continue to incur substantial fees to prosecute and defend these lawsuits. We are unable at this time to estimate the range of the potential liability that would result from an unsuccessful defense, and consistent with the requirements of SFAS No. 5, Accounting for Contingencies, no liability has been recorded in Zebra’s consolidated financial statements as of December 31, 2004.

Item 4.           Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.           Market for Registrant’s Common Stock and Related Stockholder Matters

Stock Information: Price Range and Common Stock

Our Class A Common Stock is traded on the NASDAQ Stock Market under the symbol ZBRA. The following table shows the high and low trade prices for each quarter in 2004 and 2003, as reported by the NASDAQ Stock Market. We adjusted all share prices for a 50% stock dividend that was distributed on August 25, 2004.

2004	High	Low
First Quarter	$48.56	$41.22
Second Quarter	58.10	45.96
Third Quarter	62.40	49.90
Fourth Quarter	61.94	45.97

2003	High	Low
First Quarter	$28.99	$23.91
Second Quarter	34.62	25.55
Third Quarter	37.39	32.50
Fourth Quarter	44.80	34.20

Source: The NASDAQ Stock Market

At February 25, 2005, the last reported price for the Class A Common Stock was $50.07 per share, and there were 389 registered stockholders of record for the Company’s Class A Common Stock.

Dividend Policy

Since our initial public offering in 1991, we have not declared any cash dividends or distributions on our capital stock. Zebra intends to retain its earnings to finance future growth and therefore does not anticipate paying any cash dividends in the foreseeable future.

Item 6.           Selected Consolidated Financial Data

CONSOLIDATED STATEMENTS OF EARNINGS DATA

(In thousands, except per share amounts)

	Year Ended December 31,
	2004		2003		2002		2001		2000
Net sales	$663,054		$536,397		$475,611		$450,008		$481,569
Cost of sales	319,895		263,320		244,864		240,115		249,141
Gross profit	343,159		273,077		230,747		209,893		232,428
Total operating expenses	167,989	(1)	143,859	(1)	128,942	(1)(3)	117,434	(1)	123,758	(1)
Operating income	175,170		129,218		101,805		92,459		108,670

Income before income taxes	184,548		135,992		110,883	(4)	96,139		111,911

Net income	$120,643		$91,696		$71,595		$61,529		$71,622

Earnings per share
Basic	$1.69		$1.30	(2)	$1.03	(2)	$0.89	(2)	$1.06	(2)
Diluted	$1.66		$1.28	(2)	$1.02	(2)	$0.89	(2)	$1.05	(2)

Weighted average shares outstanding
Basic	71,556		70,647	(2)	69,678	(2)	68,923	(2)	67,573	(2)
Diluted	72,539		71,495	(2)	70,305	(2)	69,457	(2)	68,390	(2)

CONSOLIDATED BALANCE SHEET DATA
(In thousands)

	December 31,
	2004	2003	2002	2001	2000
Cash and cash equivalents and investments and marketable securities	$557,993	$447,848	$348,577	$249,349	$156,714
Working capital	665,062	535,816	427,676	330,510	256,799
Total assets	862,222	701,611	573,088	479,556	418,896
Long-term obligations	4,011	2,853	1,613	408	513
Stockholders’ equity	797,654	651,915	534,155	445,007	371,288

(1)          Includes the following pretax charges related to the closure/consolidation of the Varades, France, the Warwick, Rhode Island and the Wakefield, Rhode Island facilities and the integration and in-process research and development costs related to the acquisition of Atlantek, Inc. in 2003, the acquisition of Comtec Information Systems, Inc. in 2000, and the merger with Eltron International, Inc. in 1998:

	2004	2003	2002	2001	2000
Exit costs for the Varades closure	$722	$1,232	$—	$—	$—
Exit costs for the Warwick consolidation	1,269	—	—	—	—
Exit costs for the Wakefield closure	109	—	—	—	—
In-process research and development	22	692	—	—	5,953
Integration costs	46	9	73	1,838	5,113

(2)          Restated for 3-for-2 stock splits in 2003 and 2004 that were paid in the form of 50% stock dividends.

(3)          Includes $3,300 in operating expenses related to the terminated acquisition of Fargo Electronics, Inc.

(4)          Includes a pre-tax realized gain of $1,953 related to the sale of 585,000 shares of common stock of Fargo Electronics.

Item 7.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations: Fourth Quarter of 2004 versus Fourth Quarter of 2003, Year ended December 31, 2004 versus Year ended December 31, 2003

Sales

Sales by product category, percent change, and percent of total sales for the three months and year ended December 31, 2004, and December 31, 2003, were (in thousands, except percentages):

	Three Months Ended December 31,		Percent	Percent of	Percent of
Product Category	2004	2003	Change	Total Sales - 2004	Total Sales - 2003
Hardware	$137,529	$113,263	21.4	78.6	76.9
Supplies	30,895	26,738	15.5	17.7	18.2
Service and software	6,083	6,165	(1.3)	3.5	4.2
Shipping and handling	1,444	1,184	22.0	0.8	0.8
Cash flow hedging activities	(1,077)	(150)	—	(0.6)	(0.1)
Total sales	$174,874	$147,200	18.8	100.0	100.0

	Year Ended December 31,		Percent	Percent of	Percent of
Product Category	2004	2003	Change	Total Sales - 2004	Total Sales - 2003
Hardware	$518,556	$409,144	26.7	78.2	76.3
Supplies	116,849	98,519	18.6	17.6	18.4
Service and software	24,338	24,355	(0.1)	3.7	4.5
Shipping and handling	4,950	4,113	20.4	0.7	0.8
Cash flow hedging activities	(1,639)	266	—	(0.2)	—
Total sales	$663,054	$536,397	23.6	100.0	100.0

Sales to customers by geographic region, percent changes and percent of total sales for the three months and year ended December 31, 2004, and December 31, 2003, were (in thousands, except percentages):

	Three Months Ended December 31,		Percent	Percent of	Percent of
Geographic Region	2004	2003	Change	Total Sales - 2004	Total Sales - 2003
Europe, Middle East and Africa	$59,398	$47,893	24.0	34.0	32.5
Latin America	10,597	7,978	32.8	6.1	5.4
Asia-Pacific	14,534	14,215	2.2	8.3	9.7
Total International	84,529	70,086	20.6	48.4	47.6
North America	90,345	77,114	17.2	51.6	52.4
Total sales	$174,874	$147,200	18.8	100.0	100.0

	Year Ended December 31,		Percent	Percent of	Percent of
Geographic Region	2004	2003	Change	Total Sales - 2004	Total Sales - 2003
Europe, Middle East and Africa	$213,559	$170,544	25.2	32.2	31.8
Latin America	38,119	29,406	29.6	5.7	5.5
Asia-Pacific	52,302	43,904	19.1	7.9	8.2
Total International	303,980	243,854	24.7	45.8	45.5
North America	359,074	292,543	22.7	54.2	54.5
Total sales	$663,054	$536,397	23.6	100.0	100.0

We believe that our sales growth for the fourth quarter and the full year of 2004 reflects the increasing success of sales and marketing programs to improve demand for Zebra products, strengthen distribution channel relationships and increase the awareness of Zebra products and the Zebra brand in targeted markets, within a favorable environment for the adoption of barcoding and specialty printing applications. The growth in Zebra’s business was well balanced across geographies, products, and channels. We experienced notable sales growth in mobile printers, as the mainstream adoption of wireless technology has expanded the uses of mobile printing in applications across an increasing number of vertical markets. In addition, we believe that channel programs implemented in North America supported higher sales in the region with strengthened and expanded channel partner relationships. More Zebra sales representatives in international territories helped increase the number of channel relationships in overseas regions and support sales growth.

New printer products (defined as printers released within 18 months prior to the end of the applicable fiscal period) as a percent of total printer product sales were as follows:

	December 31,
	2004	2003
Three months ended	18.9	21.8
Year ended	23.9	23.3

Our international sales are denominated in multiple currencies, primarily the dollar, pound and euro. This directly causes our reported sales to be subject to fluctuations based on changes in currency rates. When significant currency rate fluctuations occur, we review our product pricing and make appropriate changes to maintain our competitive position. We estimate that favorable foreign exchange movements of the euro and the pound versus the dollar had a net positive effect of $4,258,000 on sales during the fourth quarter and $17,626,000 for the full year.

We currently hedge a portion of anticipated euro-denominated sales to partially protect Zebra against exchange rate movements. For the fourth quarter, this program resulted in a loss of $1,077,000 and a full-year loss of $1,639,000. See Note 15 to the financial statements for a more detailed discussion of this hedging program.

Printer unit volumes and average selling price information is summarized below:

	Three Months Ended December 31,		Percent	Year Ended December 31,		Percent
	2004	2003	Change	2004	2003	Change
Total printers shipped	181,691	145,834	24.6	667,044	540,431	23.4
Average selling price of printers shipped	$638	$640	(0.3)	$646	$627	3.0

For all of 2004, unit volumes increased in nearly all product lines and all regions, with notable strength in mobile printers. For the full year, a favorable product mix toward higher priced products and a richer feature set within product segments, on balance, supported a 3.0% increase in the average selling price of printers shipped. Average unit prices were comparable between the fourth quarter of 2004 and 2003.

Gross Profit

Gross profit information is summarized below (in thousands, except percentages):

	December 31,		Percent	Percent of	Percent of
	2004	2003	Change	Total Sales - 2004	Total Sales – 2003
Three months ended	$90,895	$74,397	22.2	52.0	50.5
Year ended	343,159	273,077	25.7	51.8	50.9

The major contributors to the margin improvement were:

•                  Higher capacity utilization related to the higher sales volume, representing $6,518,000 of the total gross profit increase for the fourth quarter of 2004 and $34,010,000 for the full year.

•                  Foreign exchange rate movements, which we estimate increased gross profit by $4,178,000 for the fourth quarter of 2004. For the full year, gross profit is estimated to have been $16,239,000 higher due to foreign exchange rate movements.

•                  Changes in product mix cost reductions and other items accounted for $5,802,000 of the margin improvement during the fourth quarter and $19,833,000 for the full year.

Selling and Marketing Expenses

Selling and marketing expenses are summarized below (in thousands, except percentages):

	December 31,		Percent	Percent of	Percent of
	2004	2003	Change	Total Sales - 2004	Total Sales – 2003
Three months ended	$22,615	$19,506	15.9	12.9	13.3
Year ended	77,062	66,635	15.6	11.6	12.4

We continue to invest heavily in demand-generating activities to build brand equity in our core product lines as well as in the emerging area of radio frequency identification (RFID). During the fourth quarter of 2004, selling and marketing expenses increased due to higher payroll costs of $608,000 from increased staffing as well as higher advertising and market development funding of $906,000. For the full year, the payroll costs increased $4,052,000 and advertising and market development funding increased $2,475,000. In addition to increases in the items mentioned above, we increased outside commission, consulting and legal expenses. Much of the additional headcount related to placing more Zebra representatives in high-growth international regions as part of our geographic expansion activities. We also increased staff for better coverage of strategic accounts.

Research and Development Costs

The development of new products and enhancement of existing products are important to Zebra’s business and growth prospects. To maintain and build our product pipeline, we made investments in research and development, summarized below (in thousands, except percentages):

	December 31,		Percent	Percent of	Percent of
	2004	2003	Change	Total Sales - 2004	Total Sales - 2003
Three months ended	$9,368	$8,722	7.4	5.4	5.9
Year ended	37,093	31,759	16.8	5.6	5.9

Quarterly product development expenses fluctuate widely depending on the status of ongoing projects. We are committed to a long-term strategy of significant investment in product development. For the fourth quarter of 2004, research and development expenses increased because of an increase in payroll costs of $587,000. For the full year, payroll costs increased $3,253,000. Project expenses and consulting expenses also increased as a result of additional expenditures for new products including radio frequency identification (RFID). We expect to invest a larger portion of our research and development expenditures in the future on the development of RFID printer/encoders.

General and Administrative Expenses

General and administrative expenses are summarized in the table below (in thousands, except percentages):

	December 31,		Percent	Percent of	Percent of
	2004	2003	Change	Total Sales - 2004	Total Sales - 2003
Three months ended	$11,959	$11,456	4.4	6.8	7.8
Year ended	49,097	41,892	17.2	7.4	7.8

For the fourth quarter of 2004, general and administrative expenses increased primarily as a result of increased legal expenses. For the full year of 2004, general and administrative expenses include $4,111,000 of increased legal expenses related to:

•                  Litigation with Paxar,

•                  Increased intellectual property work, and

•                  International expansion activity.

In addition to legal expenses in 2004, we saw an increase in payroll costs and information system expenses.

Exit Costs

Since the fourth quarter of 2003, we announced several facility consolidation and closure activities. During the fourth quarter of 2003, we announced plans to close our engineering site in Varades, France. During January 2004, we announced plans to consolidate our Warwick, Rhode Island, printer manufacturing and repair service business into our Camarillo, California and Vernon Hills, Illinois locations. During December 2004, we announced plans to close and consolidate our Wakefield, Rhode Island facility into our other North American facilities, primarily into the Warwick, Rhode Island facility. These plans are accounted for under SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

Exit costs related to these consolidation and closure activities were as follows (in thousands):

	Three Months Ended December 31,		Year Ended December 31,
	2004	2003	2004	2003
Varades closure	$(110)	$1,232	$722	$1,232
Warwick consolidation	147	—	1,269	—
Wakefield closure	109	—	109	—
Total exit costs	$146	$1,232	$2,100	$1,232

Operating Income

Operating income is summarized in the following table (in thousands, except percentages):

	December 31,		Percent	Percent of	Percent of
	2004	2003	Change	Total Sales - 2004	Total Sales - 2003
Three months ended	$46,160	$32,253	43.1	26.4	21.9
Year ended	175,170	129,218	35.6	26.4	24.1

The increase in operating income is attributable to the following factors:

•                  Accelerated sales growth compared to 2003,

•                  Improved gross margins resulting from better overhead utilization, and

•                  Favorable changes in foreign exchange rates for Zebra’s non-dollar denominated businesses.

As a result of these factors, operating income increased by 24.3 percentage points more than the rate of sales growth during the fourth quarter, and 12.0 percentage points more than the rate of sales growth for the full year.

Non-operating Income and Expenses

Zebra’s non-operating income and expense items are summarized in the following table (in thousands):

	Three Months Ended December 31,		Year Ended December 31,
	2004	2003	2004	2003
Investment income	$2,949	$4,079	$10,628	$8,553
Interest expense	(5)	(38)	(44)	(154)
Foreign exchange gains (losses)	(9)	(304)	485	(552)
Other, net	(457)	(524)	(1,691)	(1,073)
Total other income (expense)	$2,478	$3,213	$9,378	$6,774

During the fourth quarter of 2004, Zebra earned $2,949,000 on average cash and marketable securities balances of $540,517,000, which equates to an annualized 2.2% rate of return. For the full year, investment income was $10,628,000, or 2.1%, of average cash and marketable securities balances of $502,921,000.

Income Taxes

The effective income tax rate for the fourth quarter was 34.3% compared with 31.2% for the same quarter last year. The 2003 rate is lower, because of the resolution of our long-standing dispute with the Illinois Department of Revenue and the related decrease to income tax expense of $1,342,000 during that quarter. For 2004, the effective income tax rate was 34.6% versus 32.6% for 2003 for the reason noted above.

Net Income

Zebra’s net income is summarized below (in thousands, except per share amounts):

	Three Months Ended December 31,		Year Ended December 31,
	2004	2003	2004	2003
Net income	$31,963	$24,395	$120,643	$91,696
Diluted earnings per share	$0.44	$0.34	$1.66	$1.28

Comparison of Years Ended December 31, 2003 and 2002

Sales

Sales by product category, related percent changes and percent of total sales for 2003 and 2002 were as follows:

	Year Ended December 31,		Percent	Percent of	Percent of
Product Category	2003	2002	Change	Total Sales - 2003	Total Sales - 2002
Hardware	$409,144	$360,185	13.6	76.3	75.7
Supplies	98,519	87,981	12.0	18.4	18.5
Service and software	24,355	23,301	4.5	4.5	4.9
Shipping and handling	4,113	4,144	(0.7)	0.8	0.9
Cash flow hedging activities	266	—	—	—	—
Total sales	$536,397	$475,611	12.8	100.0	100.0

Sales to customers by geographic region, related percent changes, and percent of total sales for 2003 and 2002 were as follows:

	Year Ended December 31,		Percent	Percent of	Percent of
Geographic Region	2003	2002	Change	Total Sales - 2003	Total Sales - 2002
Europe, Middle East and Africa	$170,544	$142,273	19.9	31.8	29.9
Latin America	29,406	28,097	4.7	5.5	5.9
Asia-Pacific	43,904	34,953	25.6	8.2	7.3
Total International	243,854	205,323	18.8	45.5	43.1
North America	292,543	270,288	8.2	54.5	56.9
Total sales	$536,397	$475,611	12.8	100.0	100.0

Higher sales growth in 2003 was a result of additional geographic expansion in Asia, Latin America and Europe. In addition, we placed a greater emphasis on high-growth vertical markets and added marketing resources to support emerging radio frequency identification (RFID) opportunities. New printer products accounted for 23.3% of printer sales in 2003, compared with 22.2% in 2002.

Our international sales were benefited in 2003 by favorable exchange rates. For the full year of 2003, sales translated into dollars increased by $24,783,000 or 5.2 percentage points compared to translating the same sales using exchange rates that prevailed in 2002. To remain competitive in markets experiencing currency strength against the dollar, we adjusted our pricing resulting in a $12,610,000 reduction in sales. The net sales increase related to exchange rate fluctuations and offsetting pricing adjustments was $12,173,000 for 2003.

Printer unit volumes and average selling price information is summarized below:

	Year Ended December 31,		Percent
	2003	2002	Change
Total printers shipped	540,431	491,111	10.0
Average selling price of printers shipped	$627	$614	2.1

For 2003, the increase in printer volume was due to high sales of desktop and mobile printers as a result of more companies adopting technology for wireless networks. Average unit selling price increases were related to increases in the average unit selling prices of mid-range desktop printers, portable printers and print engines and is offset by higher volumes of the lower priced mobile printers.

Gross Profit

Gross profit information is summarized below (in thousands except percentages)

		Percent of
For the Year Ended	Gross Profit	Total Sales
December 31, 2003	$273,077	50.9
December 31, 2002	230,747	48.5
Percent Change	18.3

Gross profit increased due to:

•                  Higher capacity utilization related to the higher sales volume, representing $17,417,000 of the total gross profit increase for 2003.

•                  Foreign exchange rate movements and related pricing adjustments, which we estimate increased gross profit by $10,900,000 for 2003 due to foreign exchange movements, net of related pricing adjustments.

•                  Cost reductions, which contributed $9,371,000 to the margin improvement during 2003.

Selling and Marketing Expenses

Selling and marketing expenses are summarized below (in thousands, except percentages):

For the Year Ended	Selling and Marketing Expenses	Percent of Total Sales
December 31, 2003	$66,635	12.4
December 31, 2002	56,176	11.8
Percent Change	18.6

The increase in selling and marketing expenses for 2003 resulted from our investments in demand-generating activities with higher advertising, publications and market research, travel, demonstration units and market development fund expenses.

Research and Development Costs

Research and development costs are summarized below (in thousands, except percentages):

For the Year Ended	Research and Development Costs	Percent of Total Sales
December 31, 2003	$31,759	5.9
December 31, 2002	29,210	6.1
Percent Change	8.7

For 2003, research and development expenses increased primarily due to increases in project expenses, which were higher because of reductions related to third-party funded engineering costs that had occurred in 2002 but did not reoccur in 2003. In addition, payroll and benefits were up $1,752,000 over 2002, but consulting expenses were down $945,000.

General and Administrative Expenses

General and administrative expenses are summarized below (in thousands, except percentages):

For the Year Ended	General and Administrative Expenses	Percent of Total Sales
December 31, 2003	$41,892	7.8
December 31, 2002	38,689	8.1
Percent Change	8.3

For 2003, general and administrative expenses include $596,000 of increased legal expenses related to:

•                  Litigation with Paxar,

•                  Increased intellectual property work,

•                  International activity, and

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

Exit Costs

During the fourth quarter of 2003, we announced a plan to close our engineering site in Varades, France. This plan is being accounted for under SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Included in operating expenses for 2003 are exit costs, consisting of primarily severance, in the amount of $1,232,000.

Operating Income

Operating income is summarized in the following table (in thousands, except percentages):

		Percent of
For the Year Ended	Operating Income	Total Sales
December 31, 2003	$129,218	24.1
December 31, 2002	101,805	21.4
Percent Change	26.9

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

As a result of these actions, operating income increased by 14.1 percentage points more than the rate of sales growth during 2002.

Non-operating Income and Expenses

Zebra’s non-operating income and expense items are summarized in the following table (in thousands):

	Year Ended December 31,
	2003	2002
Investment income	$8,553	$10,004
Interest expense	(154)	(319)
Foreign exchange gains (losses)	(552)	347
Other, net	(1,073)	(954)
Total other income (expense)	$6,774	$9,078

For 2003, investment income decreased because 2002 results included a $1,953,000 pre-tax realized gain on the sale of 585,000 shares of common stock of Fargo Electronics.

Income Taxes

The effective income tax rate for 2003 was 32.6% versus 35.4% in 2002. The rate for 2003 is less than the 35% Zebra had previously recorded because of the following nonrecurring tax items during the year:

•                  During the fourth quarter of 2003, we settled our long-standing dispute with the Illinois Department of Revenue and recorded a decrease to income tax expense for $1,342,000 since our reserves for this tax dispute exceeded the amount of the settlement.

•                  During the third quarter of 2003, we eliminated a reserve related to research and experimentation tax credits that were claimed and recorded a reduction to income tax expense of $1,947,000.

Excluding these two tax adjustments, our effective tax rate would have been 35% for 2003.

Net Income

Zebra’s net income is summarized below (in thousands, except per share amounts):

	Year Ended December 31,
	2003	2002
Net income	$91,696	$71,595
Diluted earnings per share	$1.28	$1.02

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

Revenue Recognition

Zebra recognizes sales from product sales at the time of shipment and passage of title, which are generally the same. Other items that affect our revenue recognition include:

Customer returns

Customers have the right to return products that do not function properly within a limited time after delivery. We monitor and track product returns and record a provision for the estimated future returns based on historical experience and any notification received of pending returns. Returns have historically been within expectations and the provisions established, but Zebra cannot guarantee that it will continue to experience return rates consistent with historical patterns. Historically, our product returns have not been significant. However, if a significant issue should arise, it could have a material impact on our financial statements.

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

From time to time, Zebra will enter into sales transactions that include more than one product type. This bundle of products might include printers, current or future supplies, and services. When this type of transaction occurs, we allocate the purchase price to each product type based on the fair value of the individual products.  The revenue for each individual product is then recognized when the earning process for that product is complete.

Investments and Marketable Securities

Investments and marketable securities at December 31, 2004, consisted of U.S. government securities (21.5%), state and municipal bonds (65.0%), corporate bonds (7.8%), and partnership interests (5.7%). We classify our debt and marketable equity securities in one of three categories: trading, available-for-sale or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities that Zebra has the ability and intent to hold until maturity. All securities not included in trading or held-to-maturity are classified as available-for-sale.

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

We reserve for estimated credit losses based upon historical experience and specific customer collection issues. Over the last three years, accounts receivable reserves varied from 1.6% to 2.8% of total accounts receivable. Accounts receivable reserves as of December 31, 2004, were $1,561,000, or 1.6% of the balance due. We feel this reserve level is appropriate considering the quality of the portfolio as of December 31, 2004. While credit losses have historically been within expectations and the provisions established, we cannot guarantee that our credit loss experience will continue to be consistent with historical experience.

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

Over the last three years, our reserves for excess and obsolete inventories have ranged from 10.4% to 13.1% of gross inventory. As of December 31, 2004, reserves for excess and obsolete inventories were $7,338,000, or 10.9% of gross inventory. We feel this reserve level is appropriate considering the quantities and quality of the inventories as of December 31, 2004.

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

If we believe that one or more of the above indicators of impairment have occurred, we measure impairment based on projected discounted cash flows using a discount rate that incorporates the risk inherent in the cash flows. Net intangible assets, long-lived assets and goodwill amounted to $114,593,000 as of December 31, 2004.

Contingencies

We record estimated liabilities related to contingencies based on our estimates of the probable outcomes. Quarterly, we assess the potential liability related to pending litigation, tax audits and other contingencies and confirm or revise estimates and reserves as appropriate.

On April 23, 2003, Paxar Americas, Inc. (Paxar Americas) filed a patent infringement lawsuit in the United States District Court for the Southern District of Ohio against Zebra and certain of its subsidiaries. Paxar Americas’ Complaint alleges that certain of Zebra’s printer products infringe one or more of eight identified Paxar Americas patents, although not each product is accused of infringing each patent. Zebra has filed an Answer to Paxar Americas’ Complaint, denying Paxar Americas’ allegations of infringement and asserting several affirmative defenses, including the invalidity of Paxar Americas’ asserted patent claims. Paxar has sought to amend its original complaint to add two additional patents to the lawsuit and to expand the scope of accused products. Zebra has opposed Paxar’s motions in this regard and the court has the issue under advisement.

On November 21, 2003, Zebra’s subsidiary, ZIH Corp. (ZIH), filed a Complaint in the United States District Court for the District of Massachusetts against Paxar Corporation, alleging that Paxar Corporation printers infringe ZIH’s U.S. Patent Nos. 5,813,343 and 5,860,753. Paxar Corporation answered ZIH’s Complaint, denying infringement and seeking a declaratory judgment that ZIH’s patents-in-suit are not infringed and are invalid and/or unenforceable. Paxar Corporation filed a motion to transfer ZIH’s Massachusetts suit to Ohio federal court, and the court denied Paxar’s motion.

On November 25, 2003, Paxar Americas filed a Complaint against ZIH in the United States District Court for the Southern District of Ohio, seeking a declaratory judgment that the patents asserted by ZIH in its Massachusetts Complaint are not infringed and are invalid and unenforceable. On December 17, 2003, Paxar Americas amended its complaint to add Zebra Technologies Corporation as a defendant. In view of the Massachusetts’ District Court’s denial of Paxar Corporation’s motion to transfer to Ohio ZIH’s corresponding patent infringement suit against Paxar Corporation, the parties to Paxar America’s Ohio declaratory judgment action have agreed to transfer this case to Massachusetts.

The outcome of litigation is inherently uncertain, particularly in cases such as these where sophisticated factual issues must be assessed and complex technical issues must be decided. As a result, we cannot accurately predict the outcome of these lawsuits. In the event we are unsuccessful in our defense of Paxar Americas’ infringement claims, we could be liable for economic and other damages, which could be material, and we may be forced to incur ongoing licensing expenses or to change how we design, manufacture and market our products. The patents that ZIH has asserted against Paxar Corporation could be found invalid. We have and will continue to incur substantial fees to prosecute and defend these lawsuits. We are unable at this time to estimate the range of the potential liability that would result from an unsuccessful defense, and consistent with the requirements of SFAS No. 5, Accounting for Contingencies, no liability has been recorded in Zebra’s consolidated financial statements as of December 31, 2004.

Stock-Based Compensation

As of December 31, 2004, Zebra had three stock-based compensation plans available for future grants. We account for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-based Compensation, to stock-based compensation (in thousands, except per share amounts):

	Year Ended December 31,
	2004	2003	2002
Net income, as reported	$120,643	$91,696	$71,595
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(5,501)	(5,374)	(5,102)
Pro forma net income	$115,142	$86,322	$66,493

Basic earnings per share:
As reported	$1.69	$1.30	$1.03
Pro forma	1.61	1.22	0.95

Diluted earnings per share:
As reported	$1.66	$1.28	$1.02
Pro forma	1.59	1.21	0.95

Expectations

During our quarterly conference call on February 9, 2005, we provided net sales and earnings guidance for the first quarter of 2005 as follows (amounts in thousands, except per share data):

First Quarter 2005
Net sales	$175,000 to $178,000
Gross profit margins	52.0% to 52.5%
Operating expenses	$46,000 to $46,500
Earnings per share	$0.43 to $0.45

The effective tax rate is expected to be 34.75% of income before income taxes.

Liquidity and Capital Resources

Zebra continued to generate cash well in excess of its operating requirements. As a result, Zebra’s cash and investment balances have continually grown over time. As of December 31, 2004, Zebra had $557,993,000 in cash, cash equivalents, investments and marketable securities, compared with $447,848,000 at December 31, 2003. Factors affecting cash and investment balances during 2004 include (note that changes discussed below include the impact of foreign currency):

•                  Operations provided a net cash increase of $111,256,000 primarily from net income.

•                  Accounts receivable increased $11,491,000 because of higher sales.

•                  Inventories increased $15,456,000. Compared to the same period a year ago, inventory turns decreased to 5.7 from 6.8.

•                  Other assets increased $11,492,000, primarily due to the purchase of life insurance policies on key executives with guaranteed returns, which due to the nature of these investments are classified as long-term.

•                  Accounts payable increased by $6,420,000, in relation to the increase in inventory.

•                  Accrued expenses increased $1,974,000.

•                  Taxes payable increased $3,720,000 due to increased profits.

•                  Purchases of property and equipment totaled $16,243,000.

•                  Net purchases of investments and marketable securities totaled $106,428,000.

•                  Stock option exercises and purchases under the stock purchase plan contributed $15,531,000.

Zebra’s contractual obligations as of December 31, 2004 were:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Capital lease obligations	$183	$62	$121	$—	$—
Operating lease obligations	36,287	5,116	8,170	6,917	16,084
Purchase obligations	42,946	42,946	—	—	—
Total	$79,416	$48,124	$8,291	$6,917	$16,084

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

Recently Issued Accounting Pronouncements

In March 2004, the FASB issued Emerging Issues Task Force Issue No. 03-1 (EITF 03-1), The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments, which provides new guidance for assessing impairment losses on investments. Additionally, EITF 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF 03-1; however, the disclosure requirements remain effective for annual periods ending after June 15, 2004. We will evaluate the impact of EITF 03-1 once final guidance is issued. See Note 7 to our consolidated financial statements for added disclosures.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs – an amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that these costs may be “so abnormal” that they would require treatment as current period charges. This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal”. This statement also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement describes our current process; therefore, it will not have any impact on our financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123(R) (revised 2004), Share Based Payment, which is a revision of SFAS 123, Accounting for Stock-Based Compensation, and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123 (R) focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions. It requires a public entity to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award. The provisions of this statement become effective for Zebra during the third quarter of 2005. We expect the impact on Zebra’s consolidated financial statements to be consistent with the fair value disclosures included in our critical accounting policies and Note 2 to the consolidated financial statements.

In December 2004, the FASB issued FSP FAS 109-1, Application of FASB No. 109, Accounting forIincome Taxe, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004. FSP FAS No. 109-1 clarifies SFAS No. 109’s guidance that applies to the new tax deduction for qualified domestic production activities. FSP No. 109-1 became effective upon issuance and we believe that this pronouncement will have an insignificant impact on our effective tax rate in 2005.

In December 2004, the FASB issued FSP FAS 109-2, Accounting and Disclosure Guidance for the Foreign Repatriation Provision within the American Jobs Creation Act of 2004. FSP FAS 109-2 provides implementation guidance related to the repatriation provision of the American Jobs Creation Act of 2004. We have completed our assessment of earnings of foreign subsidiaries that might be repatriated. At this time we do not expect to repatriate the earnings of our foreign subsidiaries as dividends to take advantage of this tax credit.

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

Zebra may incur liabilities as a result of Zebra installed product failures due to design or manufacturing defects.

Zebra generally has insurance for such risks and also seeks to limit such risk though product design, manufacturing quality control processes, product testing and contractual limitations. However, due to the large and growing size of Zebra’s installed printer base, a design or manufacturing defect attributable to this large installed printer base could result in product recalls or customer service costs that could have material adverse effects on Zebra’s financial results.

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

Third parties may claim that Zebra violated their intellectual property rights. To the extent of a violation of a third party’s patent or other intellectual property right, Zebra may be prevented from operating its business as planned, and may be required to pay damages, to obtain a license, if available, or to use a non-infringing method, if possible, to accomplish its objectives. Any of these claims, with or without merit, could result in costly litigation and divert the attention of key personnel. If such claims are successful, they could result in costly judgments or settlements.

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

Zebra operates in multiple tax jurisdictions in the United States and worldwide. Local tax authorities may challenge Zebra’s tax positions from time to time. Adverse outcomes in these situations may exceed Zebra’s reserves for tax payments and may increase Zebra’s effective tax rate.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

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

The following table sets forth the impact of a one-percentage point movement in interest rates on the value of Zebra’s investment portfolio as of December 31, 2004 (in thousands, except per share data).

Interest rate sensitive instruments	Effect on Pretax Income	Effect on Diluted EPS (after tax)
+1 percentage point movement	$(6,174)	$(0.06)
-1 percentage point movement	$6,174	$0.06

Because these securities are classified as available-for-sale under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, the impact of a one-percentage point movement in interest rates occurs over an extended period of time as investments are sold and the funds are subsequently reinvested.

Foreign Exchange Risk

We conduct business in approximately 100 countries throughout the world and, therefore, are exposed to risk based on movements in foreign exchange rates. We generally invoice customers in their local currency and have a resulting foreign currency denominated revenue transaction and accounts receivable. We also purchase certain raw materials and other items in foreign currencies.  We manage these risks using derivative financial instruments.

Hedging of Net Assets

We use forward contracts and options to manage exposure related to our pound and euro denominated net assets. We record gains and losses on these contracts and options in income each quarter along with the translation gains and losses related to our net euro asset position, which would ordinarily offset each other. Summary financial information related to these activities follows (in thousands):

	Year ended December 31,
	2004	2003	2002
Change in gains (losses) from foreign exchange derivatives	$(1,246)	$(3,756)	$(2,579)
Gain on net foreign currency assets	1,731	3,204	2,926
Net foreign exchange gain (loss)	$485	$(552)	$347

	December 31, 2004	December 31, 2003
Notional balance of outstanding contracts:
Pound	£13,646	£8,569
Euro	€34,000	€22,000

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

	December 31, 2004	December 31, 2003
Net unrealized losses deferred in other comprehensive income:
Gross	$(2,231)	$(1,537)
Tax benefit	781	538
Net	$(1,450)	$(999)

Notional balance of outstanding contracts	€30,000	€30,420
Hedge effectiveness	100%	100%

	2004	2003
Net gain (loss) included in revenue for the:
Three months ended December 31, 2004	$(1,077)
Three months ended December 31, 2003		$(150)
Year ended December 31, 2004	(1,639)
Year ended December 31, 2003		266

The following table sets forth the impact of a one-percentage point movement in the dollar/pound and dollar/euro rates measured as if Zebra did not engage in the selective hedging practices described above. It is based on the dollar/euro and dollar/pound exchange rates and euro and pound denominated assets and liabilities as of December 31, 2004 (in thousands, except per share data).

Foreign exchange	Effect on Pretax Income	Effect on Diluted EPS (after tax)
Dollar/pound	$321	$0.00
Dollar/euro	$484	$0.00

Equity Price Risk

From time to time, Zebra has taken direct equity positions in companies. These investments relate to potential acquisitions and other strategic business opportunities. To the extent that it has a direct investment in the equity securities of another company, Zebra is exposed to the risks associated with such investments.

Zebra currently employs four investment managers, two of which manage portfolios of investment funds (i.e., fund of funds). These investment funds use a variety of investment strategies, some of which involve the use of equity securities. Each investment manager’s portfolio is designed to be market neutral, although an individual fund within a portfolio may be exposed to market risk. By policy, management limits the amount of Zebra’s investments in alternative investment strategies to a maximum of 15% of the total investment portfolio, with no single investment exceeding $15,000,000.

Zebra utilizes a Value-at-Risk (VaR) model to determine the maximum potential one-day loss in the fair value of its interest rate, foreign exchange and equity price sensitive instruments.

The following table sets forth the impact of a one-percentage point change in the value of all equity positions held by Zebra’s investment managers (in thousands, per share data).

Equity price sensitive instruments	Effect on Pretax Income	Effect on Diluted EPS (after tax)
+1 percentage point movement	$400	$0.00
-1 percentage point movement	$(400)	$(0.00)

Item 8.                                   Financial Statements and Supplementary Data

The financial statements and schedule of the Company are annexed to this Report as pages F-2 through F-23. An index to such materials appears on page F-1.

Item 9.                                   Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

Not applicable.

Item 9A.                          Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Form 10-K. The controls evaluation was conducted under the supervision of our Disclosure Committee, and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Office and Chief Financial Officer, have concluded that our disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of the financial statements for external purposes in accordance with generally accepted accounting principles. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on this assessment and those criteria, our management believes that, as of December 31, 2004, our internal control over financial reporting is effective. Our independent registered public accounting firm, KPMG LLP, has issued an attestation report on management’s assessment of Zebra’s internal control over financial reporting. That report is included on page 38 of this Report on Form 10-K.

Changes in Internal Control over Financial Reporting

During 2004, we made numerous changes to our controls and procedures as part of our ongoing monitoring of our controls. However, none of these changes has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on the Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within Zebra have been detected.

These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

of Zebra Technologies Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Zebra Technologies Corporation (the Company) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitation, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Zebra Technologies Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 2, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/KPMG LLP

Chicago, Illinois

March 2, 2005

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

Item 12.                            Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of February 2005.

ZEBRA TECHNOLOGIES CORPORATION

By:	/s/Edward L. Kaplan
Edward L. Kaplan
Chairman and
Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/Edward L. Kaplan	Chief Executive Officer and	February 28, 2005
Edward L. Kaplan	Chairman of the Board of Directors (Principal Executive Officer)

/s/Gerhard Cless	Executive Vice President,	February 28, 2005
Gerhard Cless	Secretary and Director

/s/Charles R. Whitchurch	Chief Financial Officer and Treasurer	February 28, 2005
Charles R. Whitchurch	(Principal Financial and Accounting Officer)

/s/Christopher G. Knowles	Director	February 28, 2005
Christopher G. Knowles

/s/Ross W. Manire	Director	February 28, 2005
Ross W. Manire

/s/Robert J. Potter	Director	February 28, 2005
Robert J. Potter

/s/Michael A. Smith	Director	February 28, 2005
Michael A. Smith

Index to Exhibits

3.1	(1)	Certificate of Incorporation of the Registrant.
3.2	(2)	Certificate of Amendment to Certificate of Incorporation of the Registrant.
3.3	(3)	Certificate of Amendment to Certificate of Incorporation of the Registrant.
3.4	(4)	Bylaws of the Registrant.
3.5	(5)	Amendment to Bylaws of the Registrant.
3.6	(2)	Amendment to Bylaws of the Registrant.
3.7	(3)	Amendment to Bylaws of the Registrant.
3.8	(3)	Amendment to Bylaws of the Registrant.
3.9	(6)	Amendment to Bylaws of the Registrant.
4.0	(4)	Specimen stock certificate representing Class A Common Stock.
4.1	(6)	Rights Agreement between the Registrant and Mellon Investor Services, as Rights Agent.
10.1	(7)	1997 Stock Option Plan. +
10.2	(8)	First Amendment to the 1997 Stock Option Plan. +
10.3	(8)	Second Amendment to the 1997 Stock Option Plan. +
10.4	(9)	Third Amendment to the 1997 Stock Option Plan. +
10.5	(10)	Amendment No. Four to the 1997 Stock Option Plan. +
10.6	(8)	Form of Stock Option Agreement. +
10.7	(4)	Form of Indemnification Agreement between the Registrant and each of its directors.
10.8	(4)	Lease between the Registrant and Unique Building Corporation for the Registrant’s facility in Vernon Hills, Illinois, as amended.
10.9	(7)	Directors’ 1997 Stock Option Plan.+
10.10	(11)	Amendment to the lease between the Registrant and Unique Building Corporation for the Registrant’s facility in Vernon Hills, Illinois, dated April 1, 1993.
10.11	(12)	Amendment to the lease between the Registrant and Unique Building Corporation for the Registrant’s facility in Vernon Hills, Illinois, dated December 1, 1994.
10.12	(13)	Amendment to the lease between the Registrant and Unique Building Corporation for the Registrant’s facility in Vernon Hills, Illinois, dated June 1, 1996.
10.13	(13)	Amendment to the lease between the Registrant and Unique Building Corporation for the Registrant’s facility in Vernon Hills, Illinois, dated June 2, 1996.
10.14	(14)	Amendment to the lease between the Registrant and Unique Building Corporation for the Registrant’s facility in Vernon Hills, Illinois, dated as of July 1, 1999.
10.15	(2)	2002 Non-Employee Director Stock Option Plan. +
10.16	(2)	Amendment No. 1 to the 2002 Non-Employee Director Stock Option Plan. +
10.17	(2)	2002 Non-Employee Director Stock Option Plan Non-Qualified Stock Option Agreement. +
10.18	(15)	2005 Executive Deferred Compensation Plan. +
10.19		Employment Agreement dated July 17, 1997 and Interoffice Memorandum dated January 27, 1997 between the Registrant and Charles R. Whitchurch. +
10.20		Employment Agreement between the Registrant and Veraje Anjargolian, dated April 1, 1997. +
21.0		Subsidiaries of the Registrant.
23.1		Consent of KPMG LLP, independent auditors.
31.1		Certification pursuant to Rule 13a-14(a)/15d-14(a).
31.2		Certification pursuant to Rule 13a-14(a)/15d-14(a).
32.1		Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Registration Statement on Form S-3, File No. 333-33315, and incorporated herein by reference.
(2)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Form 10-Q for the quarterly period ended June 29, 2002, and incorporated herein by reference.
(3)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Form 10-Q for the quarterly period ended June 28, 2003.
(4)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Registration Statement on Form S-1, as amended, File No. 33-41576, and incorporated herein by reference.
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

(14)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Form 10-Q for the quarterly period ended April 1, 2000, and incorporated herein by reference.
(15)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Current Report on Form 8-K filed on February 9, 2005, and incorporated herein by reference.
+	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2004 and 2003

Consolidated Statements of Earnings for the years ended December 31, 2004, 2003, and 2002

Consolidated Statements of Comprehensive Income for the years ended December 31, 2004, 2003, and 2002

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2004, 2003, and 2002

Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003, and 2002

Notes to Consolidated Financial Statements

Financial Statement Schedule

The following financial statement schedule is included herein:

Schedule II - Valuation and Qualifying Accounts

All other financial statement schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

of Zebra Technologies Corporation:

We have audited the accompanying consolidated balance sheets of Zebra Technologies Corporation and subsidiaries (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule of valuation and qualifying accounts. These consolidated financial statements and the consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the consolidated financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U. S. generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 2, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/KPMG LLP
Chicago, Illinois
March 2, 2005

ZEBRA TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

	December 31, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$17,983	$14,266
Investments and marketable securities	540,010	433,582
Accounts receivable, net of allowances of $1,561 in 2004 and $1,388 in 2003	96,881	81,867
Inventories, net	59,255	42,781
Deferred income taxes	6,625	4,507
Prepaid expenses	3,884	4,415
Total current assets	724,638	581,418

Property and equipment at cost, net of accumulated depreciation and amortization	46,283	39,286
Goodwill	61,793	61,150
Other intangibles, net	6,517	9,031
Other assets	22,991	10,726
Total assets	$862,222	$701,611

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$24,130	$16,238
Accrued liabilities	29,248	26,938
Current portion of obligation under capital lease	54	153
Income taxes payable	6,144	2,273
Total current liabilities	59,576	45,602
Obligation under capital lease, less current portion	117	452
Deferred income taxes	417	723
Deferred rent	564	518
Other long-term liability	3,894	2,401
Total liabilities	64,568	49,696

Stockholders’ equity:
Preferred stock	—	—
Class A Common Stock	718	711
Additional paid-in capital	84,180	61,929
Retained earnings	706,489	585,846
Accumulated other comprehensive income	6,267	3,429
Total stockholders’ equity	797,654	651,915
Total liabilities and stockholders’ equity	$862,222	$701,611

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF EARNINGS

(Amounts in thousands, except per share data)

	Year Ended December 31,
	2004	2003	2002
Net sales	$663,054	$536,397	$475,611
Cost of sales	319,895	263,320	244,864
Gross profit	343,159	273,077	230,747
Operating expenses:
Selling and marketing	77,062	66,635	56,176
Research and development	37,093	31,759	29,210
General and administrative	49,097	41,892	38,689
Amortization of intangible assets	2,569	1,640	1,494
Acquired in-process technology	22	692	—
Exit costs	2,100	1,232	—
Costs related to terminated acquisition	—	—	3,300
Merger costs	46	9	73
Total operating expenses	167,989	143,859	128,942

Operating income	175,170	129,218	101,805

Other income (expense):
Investment income	10,628	8,553	10,004
Interest expense	(44)	(154)	(319)
Foreign exchange gain (loss)	485	(552)	347
Other, net	(1,691)	(1,073)	(954)
Total other income	9,378	6,774	9,078

Income before income taxes	184,548	135,992	110,883

Income taxes	63,905	44,296	39,288

Net income	$120,643	$91,696	$71,595

Basic earnings per share	$1.69	$1.30	$1.03
Diluted earnings per share	$1.66	$1.28	$1.02

Basic weighted average shares outstanding	71,556	70,647	69,678
Diluted weighted average and equivalent shares outstanding	72,539	71,495	70,305

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

	Year Ended December 31,
	2004	2003	2002

Net income	$120,643	$91,696	$71,595

Other comprehensive income (loss):
Foreign currency translation adjustment	3,402	4,110	2,968
Changes in unrealized gain/loss on hedging transactions, net of income taxes	(451)	(999)	—
Changes in unrealized holding gains/loss on investments, net of income taxes	(113)	346	(1,603)
Comprehensive income	$123,481	$95,153	$72,960

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands)

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2001	$586	$124	$58,617	$422,555	$(35,482)	$(1,393)	$445,007
Conversion of 3,693,876 shares of Class B Common Stock to 3,693,876 shares of Class A Common Stock	37	(37)	—	—	—	—	—
Reissuance of 575,976 treasury shares upon exercise of stock options and purchases under stock purchase plan	—	—	(5,616)	—	18,722	—	13,106
Tax benefit resulting from exercise of options	—	—	3,082	—	—	—	3,082
Net income	—	—	—	71,595	—	—	71,595
Unrealized holding loss on investments (net of income taxes)	—	—	—	—	—	(1,603)	(1,603)
Foreign currency translation adjustment	—	—	—	—	—	2,968	2,968
Balance at December 31, 2002	623	87	56,083	494,150	(16,760)	(28)	534,155
Conversion of 8,743,612 shares of Class B Common Stock to 8,743,612 shares of Class A Common Stock	87	(87)	—	—	—	—	—
Reissuance of 567,568 treasury shares upon exercise of stock options and purchases under stock purchase plan	—	—	(1,630)	—	16,760	—	15,130
Issuance of 82,431 common shares upon exercise of stock options and purchases under stock purchase plan	1	—	2,631	—	—	—	2,632
Payment for fractional shares in 3-for-2 stock split	—	—	(142)	—	—	—	(142)
Tax benefit resulting from exercise of options	—	—	4,987	—	—	—	4,987
Net income	—	—	—	91,696	—	—	91,696
Unrealized holding gain on investments (net of income taxes)	—	—	—	—	—	346	346
Unrealized holding loss on hedging transactions (net of income taxes)	—	—	—	—	—	(999)	(999)
Foreign currency translation adjustment	—	—	—	—	—	4,110	4,110
Balance at December 31, 2003	711	—	61,929	585,846	—	3,429	651,915
Issuance of 725,274 common shares upon exercise of stock options and purchases under stock purchase plan	7	—	15,524	—	—	—	15,531
Payment for fractional shares in 3-for-2 stock split	—	—	(238)	—	—	—	(238)
Tax benefit resulting from exercise of options	—	—	6,965	—	—	—	6,965
Net income	—	—	—	120,643	—	—	120,643
Unrealized holding gain on investments (net of income taxes)	—	—	—	—	—	(113)	(113)
Unrealized holding loss on hedging transactions (net of income taxes)	—	—	—	—	—	(451)	(451)
Foreign currency translation adjustment	—	—	—	—	—	3,402	3,402
Balance at December 31, 2004	$718	—	$84,180	$706,489	—	$6,267	$797,654

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net income	$120,643	$91,696	$71,595
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	12,255	11,580	12,259
Tax benefit from exercise of options	6,965	4,987	3,082
Acquired in-process technology	22	692	—
Depreciation (appreciation) in market value of investments and marketable securities	—	—	1,360
Write-down of long-term investment	—	—	193
Deferred income taxes	(2,358)	(697)	(616)
Changes in assets and liabilities, net of businesses acquired:
Accounts receivable, net	(11,491)	(5,141)	(1,629)
Inventories	(15,456)	(1,659)	2,922
Other assets	(11,492)	350	3,969
Accounts payable	6,420	(3,156)	(939)
Accrued liabilities	1,974	6,909	2,607
Income taxes payable	3,720	(962)	(896)
Other operating activities	54	(2,196)	1,241
Investments and marketable securities	—	—	(111,997)
Net cash provided by (used in) operating activities	111,256	102,403	(16,849)

Cash flows from investing activities:
Purchases of property and equipment	(16,243)	(8,407)	(8,481)
Acquisition of Atlantek, Inc., net of cash acquired	—	(13,680)	—
Purchases of investments and marketable securities	(1,287,388)	(1,055,125)	—
Maturities of investments and marketable securities	861,249	894,165	—
Sales of investments and marketable securities	319,711	57,537	3,499
Net cash used in investing activities	(122,671)	(125,510)	(4,982)

Cash flows from financing activities:
Proceeds from exercise of stock options and stock purchase plan purchases	15,531	17,762	13,106
Payments for obligation under capital lease	(434)	(200)	(117)
Other financing activities	(238)	(142)	—
Net cash provided by financing activities	14,859	17,420	12,989
Effect of exchange rate changes on cash	273	1,535	932
Net increase (decrease) in cash and cash equivalents	3,717	(4,152)	(7,910)
Cash and cash equivalents at beginning of year	14,266	18,418	26,328
Cash and cash equivalents at end of year	$17,983	$14,266	$18,418

Supplemental disclosures of cash flow information:
Interest paid	$44	$154	$319
Income taxes paid	56,055	38,779	33,840

Supplemental disclosures of non-cash transactions:
Conversion of Class B Common Stock to Class A Common Stock	—	87	37
Assets under capital lease obligation	—	—	333

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 Description of Business

Zebra Technologies Corporation and its wholly-owned subsidiaries (Zebra) design, manufacture, sell and support a broad range of direct thermal and thermal transfer label printers, radio frequency identification printer/encoders, dye sublimation card printers, digital photo printers and related accessories and support software. These products are used principally in automatic identification (auto ID), data collection and personal identification applications and are distributed world-wide through a network of resellers, distributors and end users representing a wide cross-section of industrial, service and government organizations.

Note 2 Summary of Significant Accounting Policies

Principles of Consolidation. These consolidated financial statements were prepared on a consolidated basis to include the accounts of Zebra and its wholly owned subsidiaries. All significant intercompany accounts, transactions and unrealized profit were eliminated in consolidation.

Use of Estimates. These consolidated financial statements were prepared using estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents. Cash consists primarily of deposits with banks. In addition, Zebra considers highly liquid short-term investments with original maturities of less than seven days to be cash equivalents.

Investments and Marketable Securities. Investments and marketable securities at December 31, 2004, consisted of U.S. government securities, state and municipal bonds, partnership interests and equity securities, which are held indirectly in diversified funds actively managed by investment professionals. Zebra classifies its debt and marketable equity securities in one of three categories: trading, available-for-sale or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities that Zebra has the ability and intent to hold until maturity. All securities not included in trading or held-to-maturity are classified as available-for-sale.

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

Other intangible assets consist primarily of current technology and customer relationships. These assets are recorded at cost and amortized on a straight-line basis over 5 to 8 years. Accumulated amortization for these other intangible assets was $8,074,000 and $5,505,000 at December 31, 2004 and 2003, respectively.

Revenue Recognition. Revenue includes sales of hardware, supplies, software and services (including repair services, extended service contracts, and professional services). Product revenue is recognized when product has been shipped, risk of loss has passed to the purchaser, and Zebra has fulfilled all of its obligations. We provide for an estimate of product returns based on historical experience. Revenue related to extended warranty and service contracts is recorded as deferred income and recognized over the life of the contract. Professional services revenue is recorded when performed. From time to time, Zebra will enter into sales transactions that include more than one product type. This bundle of products might include printers, current or future supplies, and services. When this type of transaction occurs, we allocate the purchase price to each product type based on the fair value of the individual products.  The revenue for each individual product is then recognized when the earning process for that product is complete.

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

Advertising. Advertising costs are expensed as incurred. Advertising expenses for the years ended December 31, 2004, 2003 and 2002 totaled $5,117,000, $3,721,000 and $3,965,000, respectively.

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

Warranty. Zebra provides warranty coverage of up to one year on printers against defects in material and workmanship. A provision for warranty expense is recorded at the time of shipment and adjusted quarterly based on historical warranty experience. The following is a summary of Zebra’s accrued warranty obligation during the years ended December 31, 2004 and 2003.

	2004	2003	2002
Accrued warranty – beginning balance	$1,351	$1,090	$1,021
Add: warranty expense	3,209	3,095	2,564
Deduct: warranty payments	2,869	2,834	2,495
Accrued warranty – ending balance	$1,691	$1,351	$1,090

Fair Value of Financial instruments. Zebra estimates the fair value of its financial instruments as follows:

Instrument	Method for determining fair value
Cash, cash equivalents, accounts receivable, accounts payable and accrued liabilities	Cost, which approximates fair value due to the short-term nature of these instruments
Investments and marketable securities	Market quotes from independent pricing services
Foreign currency forward contracts	Estimated using market quoted rates for foreign currency at the balance sheet date
Foreign currency option contracts	Estimated using market quoted rates for foreign currency at the balance sheet date and application of such rates subject to the option terms
Life insurance policies	Cash surrender value

In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, we recognize derivative instruments and hedging activities as either assets or liabilities on the balance sheet and measure them at fair value. Gains and losses resulting from changes in fair value are accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting. See Note 15 for additional information on our derivatives and hedging activities.

Stock-based Compensation. At December 31, 2004, Zebra has three stock-based compensation plans, which are described more fully in Note 3. Zebra accounts for those plans using the intrinsic method in accordance with the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if Zebra had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-based Compensation, to stock-based compensation.

	Year Ended December 31,
	2004	2003	2002

Net income, as reported	$120,643	$91,696	$71,595
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(5,501)	(5,374)	(5,102)
Pro forma net income	$115,142	$86,322	$66,493

Basic earnings per share:
As reported	$1.69	$1.30	$1.03
Pro forma	1.61	1.22	0.95

Diluted earnings per share:
As reported	$1.66	$1.28	$1.02
Pro forma	1.59	1.21	0.95

Deferred Compensation Plan. Zebra has a deferred compensation plan that permits management and highly compensated employees to defer portions of their compensation. Zebra immediately pays deferred amounts into a Rabbi Trust, and plan participants select a method of investing these funds into hypothetical investments. Zebra tracks the performance of these hypothetical investments in order to determine the value of each participant’s deferral. Zebra accrues the deferred compensation liability in other long-term liabilities as the amount that is actually owed to the participants. Our deferred compensation liability was $3,894,000 as of December 31, 2004, and $2,401,000 as of December 31, 2003. Zebra actually invests the funds in company owned life insurance policies, in which Zebra is the beneficiary, to fund the ultimate payment of the deferred compensation. These polices are valued at the cash surrender value and are included other assets.

Foreign Currency Translations. The consolidated balance sheets of Zebra’s foreign subsidiaries are translated into U.S. dollars using the year-end exchange rate, and statement of earnings items are translated using the average exchange rate for the year. The resulting translation gains or losses are recorded in stockholders’ equity as a cumulative translation adjustment, which is a component of accumulated other comprehensive income.

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

Costs associated with the planning and design phases of web-based development, including coding and testing activities necessary to establish technological feasibility of the functionality of the website, are charged to research and development as incurred. Once technological feasibility has been determined, costs incurred in the construction phase of software development including coding, testing, and product quality assurance are capitalized and are amortized over their estimated useful lives.

Acquisition Costs. Zebra periodically has expenditures related to potential acquisitions. These expenditures are recorded as prepaid expenses until such time as Zebra either completes the transaction or abandons the transaction. If the transaction is completed, the costs are treated as part of the cost of the acquisition. If the transaction is abandoned, the costs are expensed during the period in which it is abandoned. During 2002, operating expenses included $3,300,000 of costs related to such an abandonment.

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

Recently Issued Accounting Pronouncements.

In March 2004, the FASB issued Emerging Issues Task Force Issue No. 03-1 (EITF 03-1), The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments, which provides new guidance for assessing impairment losses on investments. Additionally, EITF 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF 03-1; however, the disclosure requirements remain effective for annual periods ending after June 15, 2004. We will evaluate the impact of EITF 03-1 once final guidance is issued. See Note 7 for added disclosures.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs — an amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that these costs may be “so abnormal” that they would require treatment as current period charges. This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal”. This statement also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement describes our current process; therefore, it will not have any impact on our financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123(R) (revised 2004), Share Based Payment, which is a revision of SFAS 123, Accounting for Stock-Based Compensation, and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees and its related implementation guidance. SFAS No. 123 (R) focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions. It requires a public entity to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award. The provisions of this statement become effective for Zebra during the third quarter of 2005. We expect the impact on Zebra’s consolidated financial statements to be consistent with the fair value disclosures included in our critical accounting policies and Note 2 to the consolidated financial statements.

In December 2004, the FASB issued FSP FAS 109-1, Application of FASB No. 109, Accounting forIincome Taxe, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004. FSP FAS No. 109-1 clarifies SFAS No. 109’s guidance that applies to the new tax deduction for qualified domestic production activities. FSP No. 109-1 became effective upon issuance and we believe that this pronouncement will have an insignificant impact on our effective tax rate in 2005.

In December 2004, the FASB issues FSP FAS 109-2, Accounting and Disclosure Guidance for the Foreign Repatriation Provision within the American Jobs Creation Act of 2004. FSP FAS 109-2 provides implementation guidance related to the repatriation provision of the American Jobs Creation Act of 2004. We have completed our assessment of earning of foreign subsidiaries that might be repatriated. At this time we do not expect to repatriate the earnings of our foreign subsidiaries as dividends to take advantage of this tax credit.

Reclassifications. Certain amounts in the prior years’ financial statements have been reclassified to conform to the current year’s presentation.

Note 3 Stock Based Compensation

As of December 31, 2004, Zebra has three active stock option and stock purchase plans, which are described below.

The Board of Directors adopted the 1997 Stock Option Plan, effective February 11, 1997, and 9,562,500 shares of Class A Common Stock were reserved for issuance under the plan. The 1997 Stock Option Plan is a flexible plan that provides the committee that administers the Plan broad discretion to fashion the terms of the awards to provide eligible participants with stock-based incentives, including: (i) nonqualified and incentive stock options for the purchase of Zebra’s Class A Common Stock and (ii) dividend equivalents. The persons eligible to participate in the 1997 Stock Option Plan are directors, officers, and employees of Zebra or any subsidiary of Zebra who, in the opinion of the committee administering the plan, are in a position to make contributions to the growth, management, protection and success of Zebra or its subsidiaries. As of December 31, 2004, 2,735,718 shares were available under the plan.

The options granted under the 1997 Stock Option Plan have an exercise price equal to the closing market price of Zebra’s stock on the date of grant. The options generally vest over two- to five-year periods and have a legal life of ten years from the date of grant. The Compensation Committee of the Board of Directors administers the plan.

Zebra’s Board of Directors adopted the 1997 Director Plan, effective February 11, 1997. The 1997 Director Plan provides for the issuance of options to purchase up to 173,250 shares of Class A Common Stock, which shares are reserved and available for purchase upon the exercise of options granted under the 1997 Director Plan. Only directors who are not employees or officers of Zebra are eligible to participate in the 1997 Director Plan. Under the 1997 Director Plan, each non-employee director was granted, on the effective date of the plan, an option to purchase 33,750 shares of Class A Common Stock, and each non-employee director subsequently elected to the Board will be granted an option to purchase shares of Class A Common Stock on the date of his or her election. Options granted under the 1997 Director Plan provide for the purchase of Class A Common Stock at a price equal to the fair market value on the date of grant. If there are not sufficient shares remaining and available to all non-employee directors eligible for an automatic grant at the time at which an automatic grant would otherwise be made, then each eligible non-employee director shall receive an option to purchase a pro rata number of shares. Unless otherwise provided in an option agreement, options granted under the 1997 Director Plan shall become exercisable in five equal increments beginning on the date of the grant and on each of the first four anniversaries thereof. All options expire on the earlier of (a) ten years following the grant date or (b) the second anniversary of the termination of the non-employee director’s directorship for any reason other than due to death or disability (as defined in the 1997 Director Plan). A total of 118,125 shares were issued under this plan, which was terminated February 1, 2002. At December 31, 2004, 11,250 options issued under the 1997 Director Plan remained outstanding and unexercised.

The Board of Directors and stockholders adopted the 2001 Stock Purchase Plan and reserved 1,125,000 shares of Class A Common Stock for issuance under the plan. Under this plan, employees who work a minimum of 20 hours per week may elect to withhold up to 10% of their cash compensation through regular payroll deductions to purchase shares of Class A Common Stock from Zebra over a period not to exceed 12 months at a purchase price per share equal to the lesser of: (1) 85% of the fair market value of the shares as of the date of the grant, or (2) 85% of the fair market value of the shares as of the date of purchase. As of December 31, 2004, 298,763 shares have been purchased under the plan.

Zebra’s Board of Directors adopted the 2002 Director Plan, effective February 1, 2002. The 2002 Director Plan provides for the issuance of options to purchase up to 360,000 shares of Class A Common Stock, which shares are reserved and available for purchase upon the exercise of options granted under the 2002 Director Plan. Only directors who are not employees or officers of Zebra are eligible to participate in the 2002 Director Plan. Under the 2002 Director Plan, each non-employee director was granted, on the effective date of the plan, an option to purchase 45,000 shares of Class A Common Stock, and each non-employee director subsequently elected to the Board will be granted an option to purchase shares of Class A Common Stock on the date of his or her election or appointment. Options granted under the 2002 Director Plan provide for the purchase of Class A Common Stock at a price equal to the fair market value on the date of grant. If there are not sufficient shares remaining and available to all non-employee directors eligible for an automatic grant at the time at which an automatic grant would otherwise be made, then each eligible non-employee director shall receive an option to purchase a pro rata number of shares. As of December 31, 2004, 187,932 shares were available under the plan. Unless otherwise provided in an option agreement, options granted under the 2002 Director Plan shall become exercisable in five equal increments beginning on the date of the grant and on each of the first four anniversaries thereof. All options expire on the earlier of (a) ten years following the grant date, (b) the first anniversary of the termination date of the non-employee director’s directorship for any reason other than those listed in clause (c) below, or

(c) the termination of the non-employee director’s directorship by Zebra’s stockholders for cause, or resignation for cause, in each case as defined in the option agreement.

For purposes of calculating the compensation cost consistent with SFAS No. 123, the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following table shows the weighted-average assumptions used for stock option grants as well as the fair value of the options granted based on those assumptions:

	2004	2003	2002
Expected dividend yield	0%	0%	0%
Volatility	50%	53%	53%
Risk free interest rate	3.25%	3.29%	4.55%
Expected weighted-average life	Six years	Six years	Six years
Fair value of options granted	$8,178,000	$11,490,000	$19,676,000
Weighted-average grant date fair value of options granted	$24.56	$14.00	$12.17

The fair value of the employees’ purchase rights issued under the Stock Purchase Plan are estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for purchase rights granted. Expected lives of three months to one year have been used along with these assumptions.

	2004	2003	2002
Fair market value	$49.76	$29.44	$22.73
Option price	$42.29	$25.02	$19.32
Expected dividend yield	0%	0%	0%
Expected volatility	32%	27%	40%
Risk free interest rate	1.19%	1.06%	2.17%

Stock option activity for the years ended December 31, 2004, 2003, and 2002 was as follows:

	2004		2003		2002
Fixed Options	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding at beginning of year	3,159,243	$21.61	3,729,805	$19.34	3,176,715	$17.05
Granted	333,001	47.37	867,865	27.02	1,617,192	21.79
Exercised	(660,466)	18.64	(893,698)	17.20	(769,478)	14.26
Canceled	(237,796)	24.91	(544,729)	21.92	(294,624)	21.41
Outstanding at end of year	2,593,982	$25.37	3,159,243	$21.61	3,729,805	$19.34
Options exercisable at end of year	712,088	$19.77	693,855	$17.64	861,203	$15.49

The following table summarizes information about fixed stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
$10.74-$18.17	534,899	4.95 years	$15.30	338,099	$13.66
$19.33-$21.62	828,925	7.00 years	21.57	159,970	21.57
$21.62-$25.23	547,938	8.08 years	25.16	42,654	25.15
$25.23-$39.27	367,669	6.26 years	30.07	171,365	28.80
$39.27-$53.92	315,551	9.14 years	47.38	—	—
	2,593,982			712,088

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

The following table (in thousands) summarizes the adjusted fair values of the assets acquired and liabilities assumed at the date of acquisition.

At November 17, 2003
Current assets	$3,887
Property and equipment	670
Intangible assets	7,884
Goodwill	6,619
Total assets acquired	19,060
Current liabilities	(2,369)
Long-term deferred income taxes	(2,825)
Long-term debt	(186)
Total liabilities assumed	(5,380)
Net assets acquired	$13,680

The purchase price was allocated to identifiable tangible assets and intangible assets acquired and liabilities assumed based on their estimated fair values. Of the $7,884,000 of acquired intangible assets, $714,000 was assigned to in-process technology assets that were written-off at the date of the acquisition in accordance with FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method. The write-off of in-process technology is stated separately in the operating expense section of the consolidated statements of earnings. The remaining $7,170,000 of acquired intangible assets consists of current technology of $4,837,000 with useful lives from 5 to 6 years and customer relationships of $2,333,000 with a useful life of 8 years. The goodwill is not deductible for tax purposes.

The transaction called for two payments in addition to the original payment, which are contingent upon revenue related to specific products for the first two years after the acquisition. These payments were not assured beyond a reasonable doubt at the time of the acquisition. During the fourth quarter of 2004, the first of these payments was made for $632,000 and added to goodwill. One additional and final payment may be made in the fourth quarter of 2005 and would be added to goodwill at that time.

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

Note 5 Stockholders’ Equity

Share count and par value data related to stockholders’ equity are as follows:

	December 31, 2004	December 31, 2003
Preferred Stock
Par value per share	$0.01	$0.01
Shares authorized	10,000,000	10,000,000
Shares outstanding	—	—
Common Stock—Class A
Par value per share	$0.01	$0.01
Shares authorized	78,358,189	78,358,189
Shares issued	71,819,806	71,098,953
Shares outstanding	71,819,806	71,098,953

On July 15, 2004, the Board of Directors authorized a fifty percent (50%) stock dividend on each issued share of Class A common stock payable before the close of business on August 25, 2004, to holders of all such shares at the close of business on July 29, 2004. All share counts and per-share amounts have been restated to reflect this stock dividend.

During 2004, Zebra sold put options indexed in our own stock that would, if exercised, require us to repurchase 100 shares for each option exercised at a specified strike price.  As of December 31, 2004, 800 options were outstanding and have an expiration of February 2005. Of the outstanding options, 400 options have a strike price of $45 per share, and 400 options have a strike price of $50 per share. If all of the options were to be exercised, Zebra would be required to repurchase 80,000 shares of Class A Common Stock at a total price of $3,800,000.

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

Note 6 Earnings Per Share

For the years ended December 31, 2004, 2003, and 2002, earnings per share were computed as follows (in thousands, except per-share amounts):

	Year Ended December 31,
	2004	2003	2002
Basic earnings per share:
Net income	$120,643	$91,696	$71,595
Weighted average common shares outstanding	71,556	70,647	69,678
Per share amount	$1.69	$1.30	$1.03

Diluted earnings per share:
Net income	$120,643	$91,696	$71,595
Weighted average common shares outstanding	71,556	70,647	69,678
Add: Effect of dilutive securities – stock options	983	848	627
Diluted weighted average and equivalent shares outstanding	72,539	71,495	70,305
Per share amount	$1.66	$1.28	$1.02

The potentially dilutive securities, which were excluded from the earnings per share calculation, consisted of stock options for which the exercise price was greater than the average market price of the Class A Common Stock. For the years ended December 31, the shares amounted to 13,800 in 2004, 79,068 in 2003, and 438,469 in 2002.

Note 7 Investments and Marketable Securities

We classify the majority of our investments and marketable securities as available-for-sale in accordance with the classifications defined in SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.

SFAS No. 115 requires that changes in the market value of available-for-sale securities are reflected in the accumulated other comprehensive income caption of stockholders’ equity in the balance sheet, until we dispose of the securities. Once these securities are disposed of, either by sale or maturity, the accumulated changes in market value are transferred to investment income. On the cash flow statements, changes in the balances of available-for-sale securities are shown as purchases, sales and maturities of investments and marketable securities under investing activities.

Changes in market value of trading securities are recorded in investment income as they occur, and the related cash flow statement includes changes in the balances of trading securities as operating cash flows.

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and aggregate fair value of investment securities at December 31, 2004, were as follows (in thousands):

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Available-for-sale:
U.S. government and agency securities	$111,492	$42	$(1,320)	$110,214
State and municipal bonds	351,141	785	(837)	351,089
Corporate bonds	42,757	2	(432)	42,327
Partnership interests	28,652	2,075	—	30,727
	534,042	2,904	(2,589)	534,357
Trading securities:
Other	5,653	—	—	5,653
	$539,695	$2,904	$(2,589)	$540,010

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and aggregate fair value of investment securities at December 31, 2003, were as follows (in thousands):

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Available-for-sale:
U.S. government and agency securities	$187,988	$207	$(696)	$187,499
State and municipal bonds	197,575	464	(225)	197,814
Equity securities	3,325	—	—	3,325
Corporate bonds	19,900	100	—	20,000
Partnership interests	18,652	639	—	19,291
	427,440	1,410	(921)	427,929
Trading securities:
Other	5,653	—	—	5,653
	$433,093	$1,410	$(921)	$433,582

Unrealized gains and losses on investment securities are included in these financial statements as follows (in thousands):

	Year Ended December 31,
	2004	2003	2002

Changes in unrealized gains and losses on available-for-sale securities, net of tax, recorded in accumulated other comprehensive income	$(113)	$346	$(1,603)

Unrealized gains on trading securities recorded in investment income	$—	$—	$(1,360)

The following table shows the number, aggregate market value and unrealized losses (in thousands) of investments with market values that were less than amortized cost as of December 31, 2004. These lower market values are caused by short-term fluctuations in interest rates and are not a reflection of the credit worthiness of the issuer.  Market values are expected to recover to the amortized cost prior to maturity.

	Unrealized Loss < 12 months			Unrealized Loss > 12 months
	Number of investments	Aggregate Market Value	Unrealized Losses	Number of investments	Aggregate Market Value	Unrealized Losses

Government securities	16	$54,313	$(505)	16	$46,839	$(815)
State and municipal bonds	104	173,501	(676)	112	12,242	(161)
Corporate bonds	10	37,596	(432)	—	—	—
Total	130	$265,410	$(1,613)	128	$59,081	$(976)

As of December 31, 2003, the number, aggregate market value and unrealized losses (in thousands) of investments with market values that were less than amortized cost were:

	Unrealized Loss < 12 months			Unrealized Loss > 12 months
	Number of investments	Aggregate Market Value	Unrealized Losses	Number of investments	Aggregate Market Value	Unrealized Losses

Government securities	13	$85,706	$(677)	18	$5,755	$(19)
State and municipal bonds	14	22,861	(97)	9	9,923	(128)
Total	27	$108,567	$(774)	27	$15,678	$(147)

Zebra is a limited partner in two non-registered partnerships. The partnerships seek to provide returns to its partners by making strategic investments in a diversified portfolio of investment funds. Zebra’s investment as a limited partner allows it to have liability protection limited to the amount of its investments in the funds.

The contractual maturities of debt securities at December 31, 2004, were as follows (in thousands):

Fair Value
Due within one year	$136,268
Due after one year through five years	269,450
Due after five years	117,333
$523,051

Using the specific identification method, the proceeds and realized gains on the sales of available-for-sale securities were as follows (in thousands):

	2004	2003	2002
Proceeds	$319,711	$57,537	$3,499
Realized gains	1,289	2,371	1,953
Realized losses	(900)	(2,121)	(193)
Net realized gains included in other comprehensive income as of the end of the prior year	384	213	1,760

Note 8 Related-Party Transactions

Unique Building Corporation (Unique), an entity controlled by certain officers and stockholders of Zebra, leases a facility to Zebra under a lease described in Note 16. Management believes that the lease payments are substantially consistent with amounts that could have been negotiated with third parties on an arm’s-length basis and represent market conditions at the time of the negotiations.

Lease payments related to the lease, and recorded as a component of all functional areas, were included in the consolidated financial statements as follows (in thousands):

Unique Operating Lease
2004	$2,284
2003	2,198
2002	2,085

Future minimum lease payments related to the lease as of December 31, 2004, are as follows (in thousands):

Unique Operating Lease
2005	$2,336
2006	2,336
2007	2,336
2008	2,380
2009	2,573
Thereafter	12,389
Total minimum lease payments	$24,350

Note 9 Inventories

The components of inventories, net of allowances, are as follows (in thousands):

	December 31,
	2004	2003
Raw material	$34,041	$29,127
Work in process	569	645
Finished goods	24,645	13,009
Total inventories	$59,255	$42,781

Note 10 Property and Equipment

Property and equipment, which includes assets under capital leases, is comprised of the following (in thousands):

	December 31,
	2004	2003
Buildings	$12,510	$11,911
Land	1,910	1,910
Machinery, equipment and tooling	48,241	45,156
Furniture and office equipment	6,525	6,415
Computers and software	42,690	37,486
Automobiles	73	128
Leasehold improvements	7,658	4,878
Projects in progress	5,608	2,473
	125,215	110,357
Less accumulated depreciation and amortization	(78,932)	(71,071)
Net property and equipment	$46,283	$39,286

Other items related to property and equipment are as follows:

	December 31,
	2004	2004
Assets under capital lease	$333	$333
Less: related accumulated depreciation	144	78

Unamortized computer software costs	$7,771	$6,054

	Year Ended December 31,
	2004	2003	2002
Amortization of capitalized software	$2,125	$2,132	$2,042

Note 11 Income Taxes

The geographical sources of income before income taxes were as follows (in thousands):

	Year Ended December 31,
	2004	2003	2002
United States	$164,784	$132,056	$101,454
Outside United States	19,764	3,936	9,429
Total	$184,548	$135,992	$110,883

Zebra does not provide for deferred income taxes on undistributed earnings of foreign subsidiaries, which totaled approximately $34,000,000 at December 31, 2004 and $22,500,000 at December 31, 2003. Should such earnings be remitted to Zebra, foreign tax credits would be available to substantially offset the U.S. income taxes due upon repatriation.

The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2004	2003	2002
Current:
Federal	$53,810	$38,954	$30,660
State	5,874	3,723	5,247
Foreign	6,023	2,561	3,254
Deferred:
Federal	(1,568)	(261)	296
State	(118)	(35)	40
Foreign	(116)	(646)	(209)
Total	$63,905	$44,296	$39,288

The provision for income taxes differs from the amount computed by applying the U.S. statutory Federal income tax rate of 35% to income before income taxes. The reconciliation of statutory and effective income taxes is presented below (in thousands):

	Year Ended December 31,
	2004	2003	2002
Provision computed at statutory rate	$64,592	$47,597	$38,809
State income tax (net of Federal tax benefit)	3,595	2,952	3,634
Federal tax benefit of state tax settlement	—	(2,450)	—
Tax-exempt interest income	(1,767)	(1,674)	(2,422)
Tax benefit of exempt foreign trade income	(1,750)	(1,488)	(1,575)
Research and experimental credit	(350)	(1,959)	—
Other	(415)	1,318	842
Provision for income taxes	$63,905	$44,296	$39,288

Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. Based on management’s assessment, it is more likely than not that the deferred tax assets will be realized through future taxable earnings.

Tax effects of temporary differences that give rise to deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2004	2003
Deferred tax assets:
Deferred rent-building	$212	$205
Capital equipment lease	65	88
Accrued vacation	902	643
Deferred compensation	1,466	1,099
Inventory items	3,652	2,848
Allowance for doubtful accounts	224	235
Other accruals	2,520	898
Acquisition related items	—	1,886
Unrealized loss on partnership interests	2,537	2,019
Unrealized loss on securities and hedges	1,245	658
Total deferred tax assets	12,823	10,579

Deferred tax liabilities:
Unrealized gain on securities	—	(11)
Acquisition related items	(649)	—
Depreciation and amortization	(5,966)	(6,784)
Total deferred tax liabilities	(6,615)	(6,795)
Net deferred tax assets	$6,208	$3,784

Note 12 Goodwill and Other Intangible Asset Data

During the first quarter of 2002, we implemented SFAS No. 142, Goodwill and Other Intangible Assets, which replaces the requirements to amortize intangible assets with indefinite lives and goodwill with a requirement for an annual impairment test. SFAS No. 142 also set requirements for identifiable intangible assets.

Intangible asset data are as follows (in thousands):

	December 31, 2004		December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Current technology	$12,258	$(7,746)	$12,033	$(5,466)
Customer relationships	2,333	(328)	2,503	(39)
Total	$14,591	$(8,074)	$14,536	$(5,505)

Unamortized intangible assets
Goodwill	$61,793		$61,150

Aggregate amortization expense
For the year ended December 31, 2003			$1,640
For the year ended December 31, 2004	$2,569

Estimated amortization expense
For the year ended December 31, 2005	$1,613
For the year ended December 31, 2006	1,180
For the year ended December 31, 2007	1,103
For the year ended December 31, 2008	1,099
For the year ended December 31, 2009	975
For the year ended December 31, 2010	292
For the year ended December 31, 2011	255

During the fourth quarter of 2004, a contingent payment related to the Atlantek acquisition was made for $632,000 and added to goodwill. See Note 4 for further details.

Note 13 Other Assets

Other assets consists of the following (in thousands):

	December 31,
	2004	2003
Life insurance policies related to the deferred compensation plan (See Note 18)	$3,401	$2,116
Life insurance policies on key executives	10,367	—
Long-term equity securities	100	271
Deposits	344	1,140
Other long-term assets	8,779	7,199
Total	$22,991	$10,726

Zebra invested $10,027,000 in life insurance policies on 48 key executives during 2004, which currently has a cash surrender value of $10,367,000 and a guaranteed rate of return of 8% through July 28, 2005.

Note 14 401(k) Savings and Profit Sharing Plans

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

Zebra has a discretionary profit-sharing plan for qualified employees, to which it contributes a percentage of eligible payroll each year. Participants are not permitted to make contributions under the profit-sharing plan.

Company contributions to these plans, which were charged to operations, approximated the following (in thousands):

	Year Ended December 31,
	2004	2003	2002
401(k)	$1,742	$1,572	$1,452
Profit sharing	2,329	1,544	1,146
Total	$4,071	$3,116	$2,598

Percentage of eligible payroll contributed for profit-sharing plan	3.1%	2.4%	1.9%

Note 15 Derivative Instruments

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

Hedging of Net Assets

We use forward contracts and options to manage exposure related to our pound and euro denominated net assets. We record gains and losses on these contracts and options in income each quarter along with the translation gains and losses related to our net euro asset position, which would ordinarily offset each other. Summary financial information related to these activities follows (in thousands):

	Year ended December 31,
	2004	2003	2002
Change in gains (losses) from foreign exchange derivatives	$(1,246)	$(3,756)	$(2,579)
Gain on net foreign currency assets	1,731	3,204	2,926
Net foreign exchange gain (loss)	$485	$(552)	$347

	December 31, 2004	December 31, 2003
Notional balance of outstanding contracts:
Pound	£13,646	£8,569
Euro	€34,000	€22,000

Hedging of Anticipated Sales

During 2003, we began managing the exchange rate risk of anticipated euro denominated sales using forward contracts and designate these contracts as cash flow hedges. Unrealized gains and losses on these contracts are deferred in other comprehensive income until the contracts are settled and the hedged sales are realized, at which time the deferred gains or losses will be reported as an increase or decrease to sales. Summary financial information related to the cash flow hedges of future revenues follows (in thousands, except percentages):

	December 31, 2004	December 31, 2003
Net unrealized losses deferred in accumulated other comprehensive income:
Gross	$(2,231)	$(1,537)
Tax benefit	781	538
Net	$(1,450)	$(999)

Notional balance of outstanding contracts	€30,000	€30,420
Hedge effectiveness	100%	100%

	2004	2003
Net gain (loss) included in revenue for the:
Three months ended December 31, 2004	$(1,077)
Three months ended December 31, 2003		$(150)
Year ended December 31, 2004	(1,639)
Year ended December 31, 2003		266

We recorded no gain or loss for 2002.

The above year-to-date gains and losses are the net pretax gains and losses released from other comprehensive income into earnings during 2004 and 2003. We expect to release pretax losses in the amount of $2,231,000 from other comprehensive income into earnings during 2005 along with gains and losses on similar contracts entered into early in 2005. Currently, the initial duration of our forecasted sales hedge contracts is six months. Effectiveness testing is performed on each contract monthly. We have not experienced any gains or losses due to ineffectiveness. If we were to experience such gains or losses, we would record them as a foreign exchange gain or loss. If we were to cancel or net settle a hedge designated as a cash flow hedge prior to the scheduled settlement date, we would recognize the gain or loss on that settlement immediately as a foreign exchange gain or loss.

Note 16 Commitments and Contingencies

Leases. In September 1989, Zebra entered into a lease agreement for its Vernon Hills facility and certain machinery, equipment, furniture and fixtures with Unique Building Corporation, a related party. The facility portion of the lease is the only remaining portion in existence as of December 31, 2004, and is treated as an operating lease. An amendment to the lease dated July 1997 added 59,150 square feet and extended the term of the existing lease through June 30, 2014. The lease agreement includes a modification to the base monthly rental, which goes into effect if the prescribed rent payment is less than the aggregate principal and interest payments required to be made by Unique under an Industrial Revenue Bond (IRB).

Minimum future obligations under non-cancelable operating leases and future minimum capital lease payments as of December 31, 2004 are as follows (in thousands):

	Capital Leases	Operating Leases
2005	$62	$5,116
2006	121	4,512
2007	—	3,658
2008	—	3,360
2009	—	3,557
Thereafter	—	16,084
Total minimum lease payments	183	$36,287
Less amount representing interest	(12)
Present value of minimum payments	171
Less current portion of obligation under capital lease	(54)
Long-term portion of obligation under capital lease	$117

Rent expense for operating leases charged to operations was as follows (in thousands):

	Year Ended December 31,
	2004	2003	2002
Rent expense	$6,404	$5,591	$5,699

In addition to the related party lease noted above, the operating lease information includes a variety of other properties around the world. These properties are used as manufacturing facilities, distribution centers and sales offices. Lease terms range from six months to 25 years with breaking periods specified in the lease agreements.

Since December 31, 2004, Zebra signed three additional operating lease agreements, which are not included in the schedule above. In Vernon Hills, Illinois, we leased an additional 34,000 square feet of office space for 3 years beginning March 1, 2005 with annual payments of $612,000. In Heervenveen, the Netherlands, we leased approximately 95,000 square feet of office and warehouse space for 20 years beginning February 15, 2005 with an option to terminate the lease at each five-year anniversary date. The annual payments on this lease will be €350,000, or approximately $440,000. In Chula Vista, California, we leased approximately 14,000 square feet of manufacturing and warehouse space for two years beginning February 11, 2005 with annual payments of $135,000.

Letter of credit. In connection with the lease agreements described above, Zebra has guaranteed Unique’s full and prompt payment under Unique’s letter of credit agreement with a bank. The contingent liability of Zebra under this guaranty as of December 31, 2004 is $700,000, which is the limit of Zebra’s guaranty throughout the term of the IRB.

Legal proceedings. On April 23, 2003, Paxar Americas, Inc. (Paxar Americas) filed a patent infringement lawsuit in the United States District Court for the Southern District of Ohio against Zebra and certain of its subsidiaries. Paxar Americas’ Complaint alleges that certain of Zebra’s printer products infringe one or more of eight identified Paxar Americas patents, although not each product is accused of infringing each patent. Zebra has filed an Answer to Paxar Americas’ Complaint, denying Paxar Americas’ allegations of infringement and asserting several affirmative defenses, including the invalidity of Paxar Americas’ asserted patent claims. Paxar has sought to amend its original complaint to add two additional patents to the lawsuit and to expand the scope of accused products. Zebra has opposed Paxar’s motions in this regard and the court has the issue under advisement.

On November 21, 2003, Zebra’s subsidiary, ZIH Corp. (ZIH), filed a Complaint in the United States District Court for the District of Massachusetts against Paxar Corporation, alleging that Paxar Corporation printers infringe ZIH’s U.S. Patent Nos. 5,813,343 and 5,860,753. Paxar Corporation answered ZIH’s Complaint, denying infringement and seeking a declaratory judgment that ZIH’s patents-in-suit are not infringed and are invalid and/or unenforceable. Paxar Corporation filed a motion to transfer ZIH’s Massachusetts suit to Ohio federal court, and the court denied Paxar’s motion.

On November 25, 2003, Paxar Americas filed a Complaint against ZIH in the United States District Court for the Southern District of Ohio, seeking a declaratory judgment that the patents asserted by ZIH in its Massachusetts Complaint are not infringed and are invalid and unenforceable. On December 17, 2003, Paxar Americas amended its complaint to add Zebra Technologies Corporation as a defendant. In view of the Massachusetts’ District Court’s denial of Paxar Corporation’s motion to transfer to Ohio ZIH’s corresponding patent infringement suit against Paxar Corporation, the parties to Paxar America’s Ohio declaratory judgment action have agreed to transfer this case to Massachusetts.

The outcome of litigation is inherently uncertain, particularly in cases such as these where sophisticated factual issues must be assessed and complex technical issues must be decided. As a result, we cannot accurately predict the outcome of these lawsuits. In the event we are unsuccessful in our defense of Paxar Americas’ infringement claims, we could be liable for economic and other damages, which could be material, and we may be forced to incur ongoing licensing expenses or to change how we design, manufacture and market our products. The patents that ZIH has asserted against Paxar Corporation could be found invalid. We have and will continue to incur substantial fees to prosecute and defend these lawsuits. We are unable at this time to estimate the range of the potential liability that would result from an unsuccessful defense, and consistent with the requirements of SFAS No. 5, Accounting for Contingencies, no liability has been recorded in Zebra’s consolidated financial statements as of December 31, 2004.

Note 17 Segment Data and Export Sales

Zebra is organized with two internal business units, bar code and card printers. These business units have similar economic characteristics, products and services, production processes, types of customers, distribution methods, and regulatory environments. Additionally, there are significant shared services supporting both business units. Because of these similarities, we have aggregated our internal business units and have treated them as one reportable segment as permitted by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.

Information regarding Zebra’s operations by geographic area is contained in the following table. These amounts (in thousands) are reported in the geographic area of the destination of the final sale.

	North America	Europe, Middle East & Africa	Latin America	Asia	Total
2004
Net sales	$359,074	$213,559	$38,119	$52,302	$663,054
Long-lived assets	108,725	5,669	3	196	114,593

2003
Net sales	$292,543	$170,544	$29,406	$43,904	$536,397
Long-lived assets	102,962	6,415	3	87	109,467

2002
Net sales	$270,288	$142,273	$28,097	$34,953	$475,611
Long-lived assets	90,873	6,502	—	98	97,473

We manage our business based on these regions rather than by individual countries.

Net sales by major product category are as follows (in thousands):

	Hardware	Supplies	Service and Software	Shipping and Handling	Cash Flow Hedging Activities	Total
2004	$518,556	$116,849	$24,338	$4,950	$(1,639)	$663,054
2003	409,144	98,519	24,355	4,113	266	536,397
2002	360,185	87,981	23,301	4,144	—	475,611

Note 18 Deferred Compensation Plan

Beginning January 1, 2002, Zebra offered a deferred compensation plan that permits management and highly compensated employees to defer portions of their compensation and to select a method of investing these funds. The salaries that have been deferred since the plan’s inception have been accrued and the only expense, other than salaries, related to this plan is the gain/loss from the changes to the deferred compensation liability, which is charged to compensation expense. To fund this plan, Zebra purchases corporate-owned whole-life insurance contracts on the related employees, of which Zebra is the beneficiary. The following table shows the income, asset and liability amounts related to this plan (in thousands):

	Year ended December 31,
	2004	2003	2002
Gain (loss) on cash surrender value of life insurance policies included in investment income	$94	$60	$(16)

	December 31, 2004	December 31, 2003
Deferred compensation liability included in other long-term liability	$3,894	$2,401
Cash surrender value included in other assets	$3,401	$2,116

During February 2005, we adopted the 2005 Executive Deferred Compensation Plan, a new nonqualified deferred compensation plan. The plan is virtually the same as the plan noted above except that it now complies with the requirements of the new Section 409A of the Internal Revenue Code, enacted under the American Jobs Creation Act of 2004. Section 409A imposes a number of requirements on nonqualified deferred compensation plans, primarily relating to the timing of elections and distributions and is effective for deferrals made after December 31, 2004.

Note 19 Costs Associated with Exit or Disposal Activities

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

Currently, our Varades facility conducts the product development for our line of card printers and includes the European service center for these printers. We transferred the product development activities to Camarillo, California, where we have manufactured these printers since 2001. We transferred the European card printer service operation to our Preston, United Kingdom, facility where the Europe, Middle East and African distribution of these printers already occurs. To date, we have closed substantially all of this facility with only minor administrative functions remaining. As of December 31, 2004, we incurred the following exit costs (in thousands):

Type of Cost	Total Costs incurred
Severance, stay bonuses, and other employee-related expenses	$1,605
Asset disposal costs	64
Other exit costs	285
Total	$1,954

We expect to incur no further costs for this project.

During January 2004, we announced plans to consolidate our Warwick, Rhode Island, printer manufacturing and repair service into our Camarillo, California and Vernon Hills, Illinois locations. This transition was expected to take 12 to 18 months to complete. The Warwick facility will continue to manufacture and distribute bar code label printer supplies, as well as house engineering, product management, and the key account sales functions for mobile products. As of December 31, 2004, we expect the following exit costs (in thousands):

Type of Cost	Costs incurred to date	Additional costs expected	Total costs expected to be incurred
Severance, stay bonuses, and other employee-related expenses	$838	$—	$838
Other exit costs	431	210	641
Total	$1,269	$210	$1,479

During December 2004, we announced plans to close and consolidate our Wakefield, Rhode Island facility into our other North American facilities primarily into the Warwick, Rhode Island facility. This transition is expected to take 6 months to complete. As of December 31, 2004, we expect the following exit costs (in thousands):

Type of Cost	Costs incurred to date	Additional costs expected	Total costs expected to be incurred
Severance, stay bonuses, and other employee-related expenses	$109	$54	$163
Other exit costs	—	317	317
Total	$109	$371	$480

Liabilities and expenses related to exit activities for the year ended December 31, 2004 were as follows (in thousands):

	Varades Closure	Warwick Consolidation	Wakefield Closure	Total
Accrued liabilities related to exit activities at December 31, 2003	$990	$—	$—	$990
Total expenses incurred for the year ended December 31, 2004	722	1,269	109	2,100
Less: Amounts paid for the year ended December 31, 2004	1,557	830	19	2,406
Accrued liabilities related to exit activities at December 31, 2004	$155	$439	$90	$684

Note 20 Other Comprehensive Income (Loss)

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

•      Unrealized holding gains (losses) on foreign currency hedging activities relate to derivative instruments used to hedge the currency exchange rates for forecasted euro sales. These hedges are designated as cash flow hedges, and we have deferred income statement recognition of gains and losses until the hedged transaction occurs. See Note 15 for more details.

•      Unrealized gains (losses) on investments classified as available-for-sale are deferred from income statement recognition. See Note 7 for more details.

The components of other comprehensive income included in the Consolidated Statements of Comprehensive Income are as follows (in thousands):

	Year ended December 31,
	2004	2003	2002
Foreign currency translation adjustments	$3,402	$4,110	$2,968

Changes in unrealized gains/(losses) on hedging transactions:
Gross	$(694)	$(1,537)	—
Income tax benefit	(243)	(538)	—
Net	$(451)	$(999)	—

Changes in unrealized holding gains/ (losses) on investments classified as available-for-sale:
Gross	$(174)	$531	$(2,466)
Income tax (benefit)	(61)	185	(863)
Net	$(113)	$346	$(1,603)

The components of accumulated other comprehensive income (loss) included in the Consolidated Balance Sheets are as follows (in thousands):

	As of
	December 31, 2004	December 31, 2003
Foreign currency translation adjustments	$7,512	$4,110

Unrealized losses on foreign currency hedging activities:
Gross	$(2,231)	$(1,537)
Income tax benefit	(781)	(538)
Net	$(1,450)	$(999)

Unrealized gains on investments classified as available-for-sale:
Gross	$315	$489
Income tax	110	171
Net	$205	$318

Note 21 Quarterly Results of Operations (unaudited)

(Amounts in thousands, except per share data)

2004	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (2)
Net sales	$154,174	$162,830	$171,176	$174,874
Cost of sales	73,571	78,315	84,030	83,979
Gross profit	80,603	84,515	87,146	90,895

Selling and marketing	17,207	18,023	19,217	22,615
Research and engineering	8,896	9,233	9,596	9,368
General and administrative	12,746	12,527	11,865	11,959
Amortization of intangibles	649	626	647	647
Acquired in-process technology	22	—	—	—
Exit costs	363	876	715	146
Merger costs	23	13	10	—
Total operating expenses	39,906	41,298	42,050	44,735
Operating income	40,697	43,217	45,096	46,160

Investment income (expense)	3,073	2,091	2,515	2,949
Interest expense	(26)	(6)	(7)	(5)
Foreign exchange gain (loss)	(656)	413	737	(9)
Other, net	(293)	(560)	(381)	(457)
Total other income (expense)	2,098	1,938	2,864	2,478

Income before taxes	42,795	45,155	47,960	48,638
Income taxes	14,861	15,728	16,641	16,675
Net income	$27,934	$29,427	$31,319	$31,963

Basic earnings per share	$0.39(1)	$0.41(1)	$0.44	$0.45
Diluted earnings per share	$0.39(1)	$0.41(1)	$0.43	$0.44

2003	First Quarter (2)	Second Quarter (2)	Third Quarter (2)	Fourth Quarter (2)
Net sales	$124,685	$129,863	$134,649	$147,200
Cost of sales	60,336	63,305	66,876	72,803
Gross profit	64,349	66,558	67,773	74,397

Selling and marketing	14,504	16,754	15,871	19,506
Research and engineering	7,579	7,560	7,898	8,722
General and administrative	10,251	10,248	9,937	11,456
Amortization of intangibles	371	371	371	527
Acquired in-process technology	—	—	—	692
Exit costs	—	—	—	1,232
Merger costs	—	—	—	9
Total operating expenses	32,705	34,933	34,077	42,144
Operating income	31,644	31,625	33,696	32,253

Investment income (expense)	2,439	3,017	(982)	4,079
Interest expense	(38)	(14)	(64)	(38)
Foreign exchange gain (loss)	(143)	(87)	(18)	(304)
Other, net	6	(292)	(263)	(524)
Total other income (expense)	2,264	2,624	(1,327)	3,213

Income before taxes	33,908	34,249	32,369	35,466
Income taxes	11,868	11,987	9,370	11,071
Net income	$22,040	$22,262	$22,999	$24,395

Basic earnings per share	$0.31(1)	$0.32(1)	$0.32(1)	$0.34(1)
Diluted earnings per share	$0.31(1)	$0.31(1)	$0.32(1)	$0.34(1)

(1)   Restated for a 3-for-2 stock split in August 2004 paid in the form of a 50% stock dividend.

(2)   Includes the following pretax charges related to the closure/consolidation of the Varades, France, the Warwick, Rhode Island and the Wakefield, Rhode Island facilities and the integration and in-process research and development costs related to the acquisition of Atlantek, Inc.:

	Q4 2003	Q1 2004	Q2 2004	Q3 2004	Q4 2004
Exit costs for the Varades closure	$1,232	$224	$390	$218	$(110)
Exit costs for the Warwick consolidation	—	139	486	497	147
Exit costs for the Wakefield closure	—	—	—	—	109
In-process research and development	692	22	—	—	—
Integration costs	9	23	13	10	—

Note 22 Major Customers

ScanSource, Inc., is our most significant customer and our net sales to them as a percent of total net sales were as follows:

	Year ended December 31,
	2004	2003	2002
ScanSource	14.1	13.8	13.6

No other customer accounted for 10% or more of total net sales during these years.

ZEBRA TECHNOLOGIES CORPORATION

Schedule II

Valuation and Qualifying Accounts

(Amounts in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Valuation account for accounts receivable:
Year ended December 31, 2004	$1,388	$368	$195	$1,561
Year ended December 31, 2003	$1,236	$557	$405	$1,388
Year ended December 31, 2002	$1,975	$909	$1,648	$1,236

Valuation accounts for inventories:
Year ended December 31, 2004	$6,238	$5,653	$3,854	$8,037
Year ended December 31, 2003	$5,075	$4,337	$3,174	$6,238
Year ended December 31, 2002	$5,916	$1,664	$2,505	$5,075

See accompanying report of independent registered public accounting firm.