Form 10-Q
period 2005-04-02
ZEBRA TECHNOLOGIES CORP/DE
filed 2005-05-06
CIK 877212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).   Yes ☒   No ☐

As of April 29, 2005, there were the following shares outstanding:

Class A Common Stock, $.01 par value          71,982,985

ZEBRA TECHNOLOGIES CORPORATION

QUARTER ENDED APRIL 2, 2005

PART I - FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	April 2, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,351	$17,983
Investments and marketable securities	557,856	540,010
Accounts receivable, net	101,078	96,881
Inventories, net	63,901	59,255
Deferred income taxes	7,384	6,625
Prepaid expenses	4,464	3,884
Total current assets	750,034	724,638

Property and equipment at cost, less accumulated depreciation and amortization	46,722	46,283
Goodwill	70,182	61,793
Other intangibles, net	5,870	6,517
Other assets	28,258	22,991
Total assets	$901,066	$862,222

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$23,174	$24,130
Accrued liabilities	26,355	29,248
Current portion of obligation under capital lease	55	54
Income taxes payable	15,553	6,144
Total current liabilities	65,137	59,576
Obligation under capital lease, less current portion	103	117
Deferred income taxes	1,156	417
Deferred rent	566	564
Other long-term liabilities	5,137	3,894
Total liabilities	72,099	64,568

Stockholders’ equity:
Preferred Stock	—	—
Class A Common Stock	720	718
Additional paid-in capital	89,242	84,180
Retained earnings	733,596	706,489
Accumulated other comprehensive income	5,409	6,267
Total stockholders’ equity	828,967	797,654
Total liabilities and stockholders’ equity	$901,066	$862,222

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended
	April 2, 2005	April 3, 2004
Net sales	$170,727	$154,174
Cost of sales	83,362	73,571
Gross profit	87,365	80,603

Operating expenses:
Selling and marketing	21,067	17,207
Research and development	10,668	8,896
General and administrative	14,946	12,763
Amortization of intangible assets	647	649
Acquired in-process technology	—	22
Exit costs	1,517	363
Total operating expenses	48,845	39,900

Operating income	38,520	40,703

Other income (expense):
Investment income	3,277	3,073
Interest expense	(3)	(26)
Foreign exchange gains (loss)	53	(656)
Other, net	(304)	(299)
Total other income	3,023	2,092

Income before income taxes	41,543	42,795
Income taxes	14,436	14,861
Net income	$27,107	$27,934

Basic earnings per share	$0.38	$0.39
Diluted earnings per share	$0.37	$0.39

Basic weighted average shares outstanding	71,873	71,250
Diluted weighted average and equivalent shares outstanding	72,717	72,269

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	Three Months Ended
	April 2, 2005	April 3, 2004
Net income	$27,107	$27,934

Other comprehensive income (loss):
Foreign currency translation adjustment	(1,086)	1,288
Changes in unrealized gains on hedging transactions, net of tax	1,253	1,026
Changes in unrealized gains and (losses) on investments, net of tax	(1,025)	390
Comprehensive income	$26,249	$30,638

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Three Months Ended
	April 2, 2005	April 3, 2004
Cash flows from operating activities:
Net income	$27,107	$27,934
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,093	3,050
Tax benefit from exercise of stock options	1,285	3,148
Acquired in-process technology	—	22
Deferred income taxes	(38)	1,089
Changes in assets and liabilities:
Accounts receivable, net	(5,157)	1,097
Inventories	(4,826)	(4,712)
Other assets	(5,311)	(3,152)
Accounts payable	(640)	3,527
Accrued liabilities	(2,801)	(4,879)
Income taxes payable	9,487	8,795
Other operating activities	(368)	1,462
Net cash provided by operating activities	21,831	37,381

Cash flows from investing activities:
Purchases of property and equipment	(2,586)	(4,805)
Acquisition of assets of Retail Systems International, Inc.	(7,700)	—
Purchases of investments and marketable securities	(254,856)	(233,278)
Maturities of investments and marketable securities	160,688	59,163
Sales of investments and marketable securities	76,322	137,426
Net cash used in investing activities	(28,132)	(41,494)

Cash flows from financing activities:
Proceeds from exercise of stock options and stock purchase plan purchases	3,779	6,928
Payments for obligation under capital lease	(13)	(68)
Net cash provided by financing activities	3,766	6,860

Effect of exchange rate changes on cash	(97)	299

Net increase (decrease) in cash and cash equivalents	(2,632)	3,046
Cash and cash equivalents at beginning of period	17,983	14,266
Cash and cash equivalents at end of period	$15,351	$17,312

Supplemental disclosures of cash flow information:
Interest paid	$3	$26
Income taxes paid	3,794	3,053

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Basis of Presentation

Management prepared these unaudited interim consolidated financial statements for Zebra Technologies Corporation and subsidiaries (Zebra) according to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information required in full-year audited financial statements is omitted, as allowed by SEC rules and regulations. These omissions relate to information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States. You should read our annual financial statements with their notes in our Form 10-K for the year ended December 31, 2004, for these additional disclosures.

The consolidated balance sheet as of December 31, 2004, in this Form 10-Q is taken from the audited consolidated balance sheet in our Form 10-K. These interim financial statements include all adjustments necessary to present fairly Zebra’s consolidated financial position as of April 2, 2005, the consolidated results of operations for the three months ended April 2, 2005 and April 3, 2004, and cash flows for the three months ended April 2, 2005 and April 3, 2004. These results, however, are not necessarily indicative of results for the full year.

Note 2 — Stock-Based Compensation

As of April 2, 2005, we had three stock-based compensation plans available for future grants. We account for these plans using the intrinsic value method in accordance with the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based compensation cost is reflected in net income, because all options granted under these plans had grant prices equal to the market value of the underlying common stock on the date of grant. The following table shows the effect on net income and earnings per share if we had applied the fair value recognition provisions of Statement of Financial Standards (SFAS) No. 123, Accounting for Stock-based Compensation (in thousands, except per share data):

	Three Months Ended
	April 2, 2005	April 3, 2004
Net income	$27,107	$27,934
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(1,288)	(1,409)
Pro forma net income	$25,819	$26,525

Basic earnings per share:
As reported	$0.38	$0.39
Pro forma	0.36	0.37

Diluted earnings per share:
As reported	$0.37	$0.39
Pro forma	0.36	0.37

For pro forma purposes, the fair value of stock options granted prior to January 1, 2005 was determined using the Black-Scholes model. Zebra has changed its fair value option pricing method from the Black-Scholes model to a binomial model for all options granted on or after January 1, 2005. We believe that the binomial model considers characteristics of fair value option pricing that are not recognized under the Black-Scholes model. Similar to the Black-Scholes model, the binomial model takes into account variables such as volatility, dividend yield rate and risk free interest rate. Additionally, the binomial model considers cancellation and historical exercise experience of Zebra to determine the option value. It also takes into account the illiquid nature of employee options during the vesting period and the probability that the option will be exercised prior to the end of its contractual life. For these reasons, we believe that the binomial model provides an estimated fair value that is more representative of actual experience and future expected experience than the value calculated in previous years using the Black-Scholes model.

The assumptions used for the 2005 option grants are as follows:

Expected option life	4.83 year
Expected volatility	38.44% per year
Weighted average risk-free interest rate	3.74% per year
– Range of interest rates	2.36% - 4.50%
Dividend yield	0.00% per year

In April 2005, the FASB changed the implementation date for SFAS No. 123(R), Share-Based Payment, which requires a public entity to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. Originally, public companies subject to SEC oversight were required to implement SFAS No. 123(R) as of the beginning of the first interim or annual reporting period beginning after June 15, 2005. As a result of the action by the SEC, the provisions of this statement will now be effective for Zebra during the first quarter of 2006. We expect the impact on Zebra’s consolidated financial statements to be consistent with the fair value disclosures included in our critical accounting policies and Note 2 to the consolidated financial statements.

Note 3 — Inventories

The components of inventories are as follows (in thousands):

	April 2, 2005	December 31, 2004
Raw materials	$40,167	$34,041
Work in process	658	569
Finished goods	23,076	24,645
Total inventories	$63,901	$59,255

Note 4 — Business Combinations

Retail Systems International, Inc. On February 11, 2005, Zebra acquired certain assets of Retail Systems International, Inc. (RSI) for $7,700,000. Located in Chula Vista, California, RSI manufactures labels, ribbons, tags and other printed media. The consolidated statements of earnings reflect the results of operations of RSI since the effective date of the purchase. The pro forma impact of this acquisition was not significant.

The following table (in thousands) summarizes the estimated fair values of the assets acquired at the date of purchase. No liabilities were assumed. Zebra is in the process of obtaining third-party valuations of certain intangible assets.  Therefore, the allocation of the purchase price is subject to refinement.

At February 11, 2005
Inventory	$182
Property and equipment	416
Goodwill	7,102
Total assets acquired	$7,700

The purchase price was allocated to identifiable tangible assets acquired based on their estimated fair values. The remaining amount was applied to goodwill. The goodwill is not deductible for tax purposes.

Note 5 — Investments and Marketable Securities

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

Unrealized gains and losses on investment securities are included in these financial statements as follows (in thousands):

	Three Months Ended
	April 2, 2005	April 3, 2004
Changes in unrealized gains/(losses) on available-for-sale securities, net of tax, recorded in accumulated other comprehensive income	$(1,025)	$390

Unrealized gains/(losses) on trading securities recorded in investment income	$(12)	$15

Note 6—Stockholders’ Equity

Share count and par value data related to stockholders’ equity are as follows:

	April 2, 2005	December 31, 2004
Preferred Stock
Par value per share	$0.01	$0.01
Shares authorized	10,000,000	10,000,000
Shares outstanding	—	—
Common Stock - Class A
Par value per share	$0.01	$0.01
Shares authorized	150,000,000	150,000,000
Shares issued	71,970,479	71,819,806
Shares outstanding	71,970,479	71,819,806

Note 7—Other Comprehensive Income (Loss)

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

•                  Unrealized gains (losses) on foreign currency hedging activities relate to derivative instruments used to hedge the currency exchange rates for forecasted euro sales. These hedges are designated as cash flow hedges, and we have deferred income statement recognition of gains and losses until the hedged transaction occurs. See Note 10 for more details.

•                  Unrealized gains (losses) on investments classified as available-for-sale are deferred from income statement recognition until the gains or losses are realized. See Note 5 for more details.

The components of other comprehensive income (loss) included in the Consolidated Statements of Comprehensive Income are as follows (in thousands):

	Three Months Ended
	April 2, 2005	April 3, 2004
Foreign currency translation adjustments	$(1,086)	$1,288

Changes in unrealized gain on foreign currency hedging activities:
Gross	$1,915	$1,578
Income tax	662	552
Net	$1,253	$1,026

Changes in unrealized gains and losses on investments classified as available-for-sale:
Gross	$(1,630)	$600
Income tax (benefit)	(605)	210
Net	$(1,025)	$390

The components of other comprehensive income (loss) included in the Consolidated Balance Sheets are as follows (in thousands):

	As of
	April 2, 2005	December 31, 2004
Foreign currency translation adjustments	$6,426	$7,512

Unrealized losses on foreign currency hedging activities:
Gross	$(316)	$(2,231)
Income tax benefit	(119)	(781)
Net	$(197)	$(1,450)

Unrealized gains and losses on investments classified as available-for-sale:
Gross	$(1,315)	$315
Income tax (benefit)	(495)	110
Net	$(820)	$205

Note 8—Earnings Per Share

Earnings per share were computed as follows (in thousands, except per share amounts):

	Three Months Ended
	April 2, 2005	April 3, 2004
Basic earnings per share:
Net income	$27,107	$27,934
Weighted average common shares outstanding	71,873	71,250
Per share amount	$0.38	$0.39

Diluted earnings per share:
Net income	$27,107	$27,934
Weighted average common shares outstanding	71,873	71,250
Add: Effect of dilutive securities — stock options	844	1,019
Diluted weighted average and equivalent shares outstanding	72,717	72,269
Per share amount	$0.37	$0.39

Potentially dilutive securities that were excluded from the earnings per share calculation consist of stock options with an exercise price greater than the average market price of the Class A common stock. These options were as follows:

	Three Months Ended
	April 2,	April 3,
	2005	2004
Potentially dilutive shares	327,000	319,000

Note 9—Goodwill and Other Intangible Asset Data

Intangible asset data are as follows (in thousands):

	April 2, 2005		December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Current technology	$12,258	$(8,320)	$12,258	$(7,746)
Customer relationships	2,333	(401)	2,333	(328)
Total	$14,591	$(8,721)	$14,591	$(8,074)

Unamortized intangible assets
Goodwill	$70,182		$61,793

Aggregate amortization expense
For the year ended December 31, 2004			$2,569
For the three months ended April 2, 2005	$647

Estimated amortization expense
For the year ended December 31, 2005	1,613
For the year ended December 31, 2006	1,180
For the year ended December 31, 2007	1,103
For the year ended December 31, 2008	1,099
For the year ended December 31, 2009	975
For the year ended December 31, 2010	292
For the year ended December 31, 2011	255

During the first quarter of 2005, we made a final contingent payment related to the Atlantek acquisition for $1,287,000, which was added to goodwill.  In addition, we purchased certain assets of a label converting facility in Chula Vista, CA, with a preliminary allocation of net goodwill of $7,102,000 as described in Note 4.

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

Note 10—Derivative Instruments

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

	Three Months Ended
	April 2, 2005	April 3, 2004
Change in gains from foreign exchange derivatives	$1,069	$529
Loss on net foreign currency assets	(1,016)	(1,185)
Net foreign exchange gain (loss)	$53	$(656)

	As of
	April 2, 2005	December 31, 2004
Notional balance of outstanding contracts:
Pound	£17,213	£13,646
Euro	€34,000	€34,000

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

	As of
	April 2, 2005	December 31, 2004
Net unrealized losses deferred in other comprehensive income:
Gross	$(316)	$(2,231)
Income tax benefit	(119)	(781)
Net	$(197)	$(1,450)

Notional balance of outstanding contracts	€33,400	€30,000
Hedge effectiveness	100%	100%

	2005	2004
Net losses included in revenue for the:
Three months ended April 3, 2004		$(642)
Three months ended April 2, 2005	$(273)

Note 11—Costs associated with Exit or Disposal Activities

During the first quarter of 2003, we initiated a plan to close our engineering site in Varades, France. This plan was announced in October 2003 and is accounted for under SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. All exit costs associated with this activity are identified on a separate line of our income statement, as part of operating expenses. Our consolidation plan is intended to reduce costs and improve manufacturing efficiency.

Our Varades facility conducted the product development for our line of card printers and included the European service center for these printers. We transferred the product development activities to Camarillo, California, where we have manufactured these printers since 2001. We transferred the European card printer service operation to our Preston, United Kingdom, facility where the Europe, Middle East and African distribution of these printers already occurs. To date, we have closed substantially all of this facility with only minor administrative functions remaining. As of April 2, 2005, we incurred the following exit costs (in thousands):

Type of Cost	Total Costs incurred
Severance, stay bonuses, and other employee-related expenses	$1,607
Asset disposal costs	64
Other exit costs	300
Total	$1,971

We expect to incur no further significant costs for this project.

During January 2004, we announced plans to consolidate our Warwick, Rhode Island, printer manufacturing and repair service into our Camarillo, California and Vernon Hills, Illinois locations. This transition was expected to take 12 to 18 months to complete. The Warwick facility will continue to manufacture and distribute bar code label printer supplies, as well as house engineering, product management, and the key account sales functions for mobile products. As of April 2, 2005, we expect the following exit costs (in thousands):

Type of Cost	Costs incurred to date	Additional costs expected	Total costs expected to be incurred
Severance, stay bonuses, and other employee-related expenses	$785	$123	$908
Other exit costs	468	100	568
Total	$1,253	$223	$1,476

During December 2004, we announced plans to close and consolidate our Wakefield, Rhode Island facility into our other North American facilities primarily into the Warwick, Rhode Island facility. This transition is expected to take 6 months to complete. As of April 2, 2005, we expect the following exit costs (in thousands):

Type of Cost	Costs incurred to date	Additional costs expected	Total costs expected to be incurred
Severance, stay bonuses, and other employee-related expenses	$99	$29	$128
Other exit costs	—	317	317
Total	$99	$346	$445

Zebra has a leased warehouse facility in Wokingham, United Kingdom that currently is not utilized. The lease runs through October 2010, with annual rent of £192,500. The facility previously had been subleased at a profit through December 2003 when the subtenant left the facility. In 2004, we began efforts to market the building for sublease through the balance of the lease period. At that time, we recorded a reserve of approximately $670,000 for the estimated loss on rent based on the market conditions at that time. During the first quarter of 2005, we reviewed the current real estate market data related to this property and concluded that the prospects of subleasing the facility prior to lease expiration are remote. Since Zebra will receive no economic benefit for the remaining lease payments, we have recorded in exit costs additional reserves of approximately $1,524,000 for Zebra’s estimated liability under this lease.

Liabilities and expenses related to exit activities for the three months ended April 2, 2005 were as follows (in thousands):

	Varades Closure	Warwick Consolidation	Wakefield Closure	Wokingham Lease	Total
Accrued liabilities related to exit activities at December 31, 2004	$155	$439	$90	$670	$684

Expenses incurred for the three months ended April 2, 2005	18	(15)	(10)	1,524	1,517

Less: Amounts paid for the three months ended April 2, 2005	149	301	—	—	450

Accrued liabilities related to exit activities at April 2, 2005	$24	$123	$80	$2,194	$1,751

The negative expenses for the first quarter of 2005 related to the adjustment of reserves due to changes in the estimates of additional expected costs.

Note 12—Contingencies

On April 24, 2003, Paxar Americas, Inc. (Paxar Americas) filed a patent infringement lawsuit in the United States District Court for the Southern District of Ohio against Zebra and certain of its subsidiaries. Paxar Americas’ Complaint alleges that certain of Zebra’s products infringe on one or more of eight identified Paxar Americas patents, although not every product is accused of infringing each patent. Zebra filed an Answer to Paxar Americas’ Complaint, denying Paxar Americas’ allegations of infringement and asserting several affirmative defenses, including the invalidity of Paxar Americas’ asserted patent claims. Paxar Americas moved to amend its Complaint to add two patents and a trademark-based claim and the Court granted the motion. Paxar Americas filed its Amended Complaint on March 31, 2005, dropping one of the eight originally asserted patents and adding two newly asserted patents. Paxar Americas also filed a motion to withdraw another of the originally asserted patents from the Amended Complaint. Zebra filed its Answer denying all infringement and asserting affirmative defenses including the invalidity of Paxar Americas’ asserted patent claims. On July 15, 2004, the Court heard argument from the parties regarding the proper construction of the claims of the patents-in-suit and the parties submitted post-argument briefs. The Court has invited additional briefing concerning claim construction in view of Paxar Americas’ newly asserted patents in its Amended Complaint. Discovery in this case is ongoing, and the case currently is scheduled for trial in October 2005.

On November 21, 2003, Zebra’s wholly-owned subsidiary, ZIH Corp. (ZIH), filed a Complaint in the United States District Court for the District of Massachusetts against Paxar Corporation, alleging that Paxar Corporation printers infringe ZIH’s U.S. Patent Nos. 5,813,343 and 5,860,753. Paxar Corporation answered ZIH’s Complaint, denying infringement and seeking a declaratory judgment that ZIH’s patents-in-suit are not infringed and are invalid and/or unenforceable. Paxar Corporation filed a motion to transfer ZIH’s Massachusetts suit to the United States District Court for the Southern District of Ohio. ZIH opposed Paxar Corporation’s motion to transfer, and the Court denied the motion.

On November 25, 2003, Paxar Americas filed a Complaint against ZIH in the United States District Court for the Southern District of Ohio, seeking a declaratory judgment that the patents asserted by ZIH in its Massachusetts Complaint are not infringed and are invalid and unenforceable. On December 17, 2003, Paxar Americas amended its complaint to add Zebra Technologies Corporation as a defendant. The Court granted the parties’ motion to stay this action pending the District Court of Massachusetts’ ruling on Paxar Corporation’s motion to transfer. In view of the Massachusetts District Court’s denial of Paxar Corporation’s motion to transfer ZIH’s Massachusetts suit to Ohio, the parties to Paxar Corporation’s Ohio declaratory judgment suit jointly filed a motion to transfer this action to the District Court of Massachusetts and the District Court of Ohio approved that motion.

The outcome of litigation is inherently uncertain, particularly in cases such as these where sophisticated factual issues must be assessed and complex technical issues must be decided. As a result, we cannot accurately predict the outcome of these lawsuits. In the event we are unsuccessful in our defense of Paxar Americas’ infringement claims, we could be liable for economic and other damages, which could be material, and we may be forced to incur ongoing licensing expenses or to change how we design, manufacture and market our products. The patents that ZIH has asserted against Paxar Corporation could be found invalid. We have and will continue to incur substantial fees to prosecute and defend these lawsuits. We are unable at this time to estimate the range of the potential liability that would result from an unsuccessful defense, and consistent with the requirements of SFAS No. 5, Accounting for Contingencies, no liability has been recorded in Zebra’s consolidated financial statements as of April 2, 2005.

Note 13—Warranty. Zebra provides warranty coverage of up to one year on printers against defects in material and workmanship. A provision for warranty expense is recorded at the time of shipment and adjusted quarterly based on historical warranty experience. The following is a summary of Zebra’s accrued warranty obligation.

	April 2, 2005	April 3, 2004
Accrued warranty — beginning balance	$1,691	$1,351
Add: warranty expense	2,262	956
Deduct: warranty payments	1,018	856
Accrued warranty — ending balance	$2,935	$1,451

During an internal product review, we discovered a discrepancy in the specifications of a product. As a result, we recorded an additional reserve of $1,138,000 for the estimated cost to correct this issue.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations: First Quarter of 2005 versus first Quarter of 2004

Sales

Sales by product category, percent change, and percent of total sales for the three months ended April 2, 2005, and April 3, 2004, were (in thousands, except percentages):

	Three Months Ended		Percent Change	Percent of Total Sales - 2005	Percent of Total Sales - 2004
Product Category	April 2, 2005	April 3, 2004
Hardware	$133,470	$118,477			76.8
Supplies	29,948	28,674	4.4	17.5	18.6
Service and software	6,080	6,541	(7.0)	3.6	4.2
Shipping and handling	1,502	1,124	33.6	0.9	0.8
Cash flow hedging activities	(273)	(642)	—	(0.2)	(0.4)
Total sales	$170,727	$154,174	10.7	100.0	100.0

Sales to customers by geographic region, percent changes and percent of total sales for the three months ended April 2, 2005, and April 3, 2004, were (in thousands, except percentages):

	Three Months Ended		Percent Change	Percent of Total Sales - 2005	Percent of Total Sales - 2004
Geographic Region	April 2, 2005	April 3, 2004
Europe, Middle East and Africa	$60,580	$52,452			34.0
Latin America	10,127	8,439	20.0
Asia-Pacific	12,458	12,150	2.5
Total International	83,165	73,041	13.9	48.7	47.4
North America	87,562	81,133	7.9	51.3	52.6
Total sales	$170,727	$154,174	10.7	100.0	100.0

We believe sales growth for the first quarter of 2005 continued to reflect the affect of ongoing programs targeted at expanding new geographic coverage, increasing the number of value-added resellers and other channel partners in targeted market segments, and the introduction of products that meet with a broader array of user needs. All major product categories and geographic regions contributed to the first quarter sales growth.

Although we had an increase in sales over the first quarter of 2004, we also had a sequential decline in the year over year growth rate. In the third quarter of 2004, sales increased 27.1% over the third quarter of 2003. In the fourth quarter of 2004, sales increased 18.8% over the fourth quarter of 2003. In the first quarter of 2005, our sales increase was only 10.7% over the first quarter of 2004. Capacity constraints at our European distribution facility in Preston combined with order deferrals in Europe and North America contributed to the slower rate of growth in the first quarter. European distribution capacity issues were eliminated with the opening of a larger facility in Heerenven, the Netherlands early in the second quarter.

New printer products (defined as printers released within 18 months prior to the end of the applicable fiscal period) accounted for 20.3% of printer sales in the first quarter of 2005 and 28.7% of printer sales in the first quarter of 2004.

Our international sales are denominated in multiple currencies, primarily the dollar, pound and euro, which cause our reported sales to be subject to fluctuations in currency rates. We estimate that favorable foreign exchange movements of the euro and the pound versus the dollar had a net positive effect of $1,832,000 on sales during the first quarter.

We currently hedge a portion of anticipated euro-denominated sales to protect Zebra against exchange rate movements. For the first quarter, this program resulted in a loss of $273,000. See Note 10 to the financial statements for a more detailed discussion of this hedging program.

Printer unit volumes and average selling price information is summarized below:

	Three Months Ended		Percent Change
	April 2, 2005	April 3, 2004
Total printers shipped	170,509	150,657	13.2
Average selling price of printers shipped	$650	$639	1.7

For the first quarter of 2005, unit volumes increased in all product lines and all regions compared to the first quarter of 2004.

Gross Profit

Gross profit information is summarized below (in thousands, except percentages):

	Three Months Ended		Percent Change
	April 2, 2005	April 3, 2004
Gross Profit	$87,365	$80,603	8.4
Gross Margin	51.2	52.3

Gross margin decreased by 1.1 percentage points over last year. During an internal product review, we discovered a discrepancy in the specifications of a product. As a result, we recorded an additional reserve of $1,138,000 for the estimated cost to correct this issue.

Selling and Marketing Expenses

Selling and marketing expenses are summarized below (in thousands, except percentages):

	Three Months Ended		Percent Change
	April 2, 2005	April 3, 2004
Selling and marketing expenses	$21,067	$17,207	22.4
Percent of sales	12.3	11.2

We continue to invest heavily in demand-generating activities to build brand equity in our core product lines as well as in the emerging area of radio frequency identification (RFID). During the first quarter of 2005, selling and marketing expenses increased due to higher payroll costs of $2,346,000 from increased staffing as well as higher market development funding of $669,000. The increased staffing was primarily focused on increasing our presence in targeted geographic territories to support growth in those regions, building sales and marketing teams to deliver vertical market applications, and strengthening strategic alliances with complementary companies.

Research and Development Costs

The development of new products and enhancement of existing products are important to Zebra’s business and growth prospects. To maintain and build our product pipeline, we made investments in research and development, summarized below (in thousands, except percentages):

	Three Months Ended		Percent Change
	April 2, 2005	April 3, 2004
Research and development costs	$10,668	$8,896	19.9
Percent of sales	6.2	5.8

Quarterly product development expenses fluctuate widely depending on the status of on-going projects. We are committed to a long-term strategy of significant investment in product development. For the first quarter of 2005, payroll and benefits increased by $954,000 in relation to the first quarter of 2004. Research and development expenses also included $1,071,000 in a write-off of tooling and other materials related to product development.

General and Administrative Expenses

General and administrative expenses are summarized in the table below (in thousands, except percentages):

	Three Months Ended		Percent Change
	April 2, 2005	April 3, 2004
General and administrative expenses	$14,946	$12,763	17.1
Percent of sales	8.8	8.3

For the first quarter of 2005, audit fees increased $404,000 and legal expenses increased $1,436,000. The increase in audit fees is related to year-end compliance with Section 404 of the Sarbanes-Oxley Act. The increase in legal expenses is related to litigation with Paxar as described in Note 12 and increased intellectual property work. We expect higher legal expenses to continue for subsequent quarters based on the legal activity we are currently experiencing.

Exit Costs

During the first quarter of 2005, we reviewed the current real estate market data related to our vacant property located in Wokingham, United Kingdom and concluded that the prospects of subleasing the facility prior to lease expiration are remote. Since Zebra will receive no economic benefit for the remaining lease payments, we have recorded in exit costs additional reserves of approximately $1,524,000 for Zebra’s estimated liability under this lease. See Note 11 of the financial statements for more information.

Operating Income

Operating income is summarized in the following table (in thousands, except percentages):

	Three Months Ended		Percent Change
	April 2, 2005	April 3, 2004
Operating income	$38,520	$40,703	(5.4)
Percent of sales	22.6	26.4

The decrease in operating income is attributable to higher first quarter sales, but offset by the following factors:

•                  Lower gross margins, and

•                  Operating expense growth exceeding the rate of sales growth due to investments in demand-generating activities, new product development and increased legal and audit expenses.

Non-operating Income and Expenses

Zebra’s non-operating income and expense items are summarized in the following table (in thousands):

	Three Months Ended
	April 2, 2005	April 3, 2004
Investment income	$3,277	$3,073
Percent of sales	22.6	26.4
Interest expense	(3)	(26)
Foreign exchange gain (losses)	53	(656)
Other, net	(304)	(299)
Total other income	$3,023	$2,092

During the first quarter of 2005, Zebra earned $3,277,000 on average cash and marketable securities balances of $548,933,000, which equates to a 2.4% annual rate of return.

Income Taxes

The effective income tax rate for the first quarter of 2005 was unchanged from the first quarter of 2004 at 34.7%.

Net Income

Zebra’s net income is summarized below (in thousands, except per share amounts):

	Three Months Ended
	April 2, 2005	April 3, 2004
Net income	$27,107	$27,934
Diluted earnings per share	$0.37	$0.39

Liquidity and Capital Resources

Zebra continued to generate cash well in excess of its operating requirements. As a result, Zebra’s cash and investment balances have continually grown over time. As of April 2, 2005, Zebra had $573,207,000 in cash, cash equivalents, investments and marketable securities, compared with $557,993,000 at December 31, 2004. Factors affecting cash and investment balances during the first three months of 2005 include (note that changes discussed below include the impact of foreign currency):

•                  Operations provided cash in the amount of $21,831,000, primarily from net income.

•                  Accounts receivable increased $5,157,000 year-to-date because of higher sales. Days sales outstanding increased to 54 days in the first quarter of 2005 compared to 51 days at the end of 2004.

•                  Inventories increased $4,826,000. This increase was in support of the higher sales levels and the opening of a new distribution center in Heerenven, the Netherlands, to increase capacity for serving our EMEA region. Inventory turns were down to 5.1 from 5.7 at the end of 2004.

•                  Accrued liabilities decreased $2,801,000, due to payment of year-end bonuses.

•                  Taxes payable increased $9,487,000 because of the timing of tax payments.

•                  Purchases of property and equipment totaled $2,586,000.

•                  Net purchases of investments and marketable securities totaled $17,846,000.

•                  Stock option exercises and purchases under the stock purchase plan contributed $3,779,000.

Management believes that existing capital resources and funds generated from operations are sufficient to finance anticipated capital requirements. It is our intention to actively pursue opportunities to acquire other businesses.

Critical Accounting Policies and Estimates

Management prepared the consolidated financial statements of Zebra Technologies Corporation under accounting principles generally accepted in the United States of America. These principles require the use of estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions we use are reasonable, based upon the information available.

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

Investments and Marketable Securities

Investments and marketable securities at April 2, 2005 consisted of U.S. government securities (18.4%), state and municipal bonds (67.6%), corporate bonds (6.5%) and partnership interests (7.5%). We classify our debt and marketable equity securities in one of three categories: trading, available-for-sale or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities that Zebra has the ability and intent to hold until maturity. All securities not included in trading or held-to-maturity are classified as available-for-sale.

Trading and available-for-sale securities are recorded at fair value. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of discounts or premiums. Unrealized holding gains and losses on trading securities are included in earnings. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders’ equity until realized. As of April 2, 2005, all of Zebra’s investments and marketable securities are classified as available-for-sale.

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

We reserve for estimated credit losses based upon historical experience and specific customer collection issues. Over the last three years, accounts receivable reserves varied from 1.6% to 2.8% of total accounts receivable. Accounts receivable reserves as of April 2, 2005, were $1,726,000, or 1.7% of the balance due. We feel this reserve level is appropriate considering the quality of the portfolio as of April 2, 2005. While credit losses have historically been within expectations and the provisions established, we cannot guarantee that our credit loss experience will continue to be consistent with historical experience.

Inventories

We value our inventories at the lower of the actual cost to purchase or manufacture using the first-in, first-out (FIFO) method, or the current estimated market value. We review inventory quantities on hand and record a provision for excess and obsolete inventory based on forecasts of product demand and production requirements for the subsequent twelve months.

Over the last three years, our reserves for excess and obsolete inventories have ranged from 10.4% to 13.1% of gross inventory. As of April 2, 2005, reserves for excess and obsolete inventories were $8,644,000, or 11.9% of gross inventory. We feel this reserve level is appropriate considering the quantities and quality of the inventories as of April 2, 2005.

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

If we believe that one or more of the above indicators of impairment have occurred, we measure impairment based on projected discounted cash flows using a discount rate that incorporates the risk inherent in the cash flows. Net intangible assets, long-lived assets and goodwill amounted to $122,774,000 as of April 2, 2005.

Contingencies

We record estimated liabilities related to contingencies based on our estimates of the probable outcomes. Quarterly, we assess the potential liability related to pending litigation, tax audits and other contingencies and confirm or revise estimates and reserves as appropriate.

On April 24, 2003, Paxar Americas, Inc. (Paxar Americas) filed a patent infringement lawsuit in the United States District Court for the Southern District of Ohio against Zebra and certain of its subsidiaries. Paxar Americas’ Complaint alleges that certain of Zebra’s products infringe on one or more of eight identified Paxar Americas patents, although not every product is accused of infringing each patent. Zebra filed an Answer to Paxar Americas’ Complaint, denying Paxar Americas’ allegations of infringement and asserting several affirmative defenses, including the invalidity of Paxar Americas’ asserted patent claims. Paxar Americas moved to amend its Complaint to add two patents and a trademark-based claim and the Court granted the motion. Paxar Americas filed its Amended Complaint on March 31, 2005, dropping one of the eight originally asserted patents and adding two newly asserted patents. Paxar Americas also filed a motion to withdraw another of the originally asserted patents from the Amended Complaint. Zebra filed its Answer denying all infringement and asserting affirmative defenses including the invalidity of Paxar Americas’ asserted patent claims. On July 15, 2004, the Court heard argument from the parties regarding the proper construction of the claims of the patents-in-suit and the parties submitted post-argument briefs. The Court has invited additional briefing concerning claim construction in view of Paxar Americas’ newly asserted patents in its Amended Complaint. Discovery in this case is ongoing, and the case currently is scheduled for trial in October 2005.

On November 21, 2003, Zebra’s wholly-owned subsidiary, ZIH Corp. (ZIH), filed a Complaint in the United States District Court for the District of Massachusetts against Paxar Corporation, alleging that Paxar Corporation printers infringe ZIH’s U.S. Patent Nos. 5,813,343 and 5,860,753. Paxar Corporation answered ZIH’s Complaint, denying infringement and seeking a declaratory judgment that ZIH’s patents-in-suit are not infringed and are invalid and/or unenforceable. Paxar Corporation filed a motion to transfer ZIH’s Massachusetts suit to the United States District Court for the Southern District of Ohio. ZIH opposed Paxar Corporation’s motion to transfer, and the Court denied the motion.

On November 25, 2003, Paxar Americas filed a Complaint against ZIH in the United States District Court for the Southern District of Ohio, seeking a declaratory judgment that the patents asserted by ZIH in its Massachusetts Complaint are not infringed and are invalid and unenforceable. On December 17, 2003, Paxar Americas amended its complaint to add Zebra Technologies Corporation as a defendant. The Court granted the parties’ motion to stay this action pending the District Court of Massachusetts’ ruling on Paxar Corporation’s motion to transfer. In view of the

Massachusetts District Court’s denial of Paxar Corporation’s motion to transfer ZIH’s Massachusetts suit to Ohio, the parties to Paxar Corporation’s Ohio declaratory judgment suit jointly filed a motion to transfer this action to the District Court of Massachusetts and the District Court of Ohio approved that motion.

The outcome of litigation is inherently uncertain, particularly in cases such as these where sophisticated factual issues must be assessed and complex technical issues must be decided. As a result, we cannot accurately predict the outcome of these lawsuits. In the event we are unsuccessful in our defense of Paxar Americas’ infringement claims, we could be liable for economic and other damages, which could be material, and we may be forced to incur ongoing licensing expenses or to change how we design, manufacture and market our products. The patents that ZIH has asserted against Paxar Corporation could be found invalid. We have and will continue to incur substantial fees to prosecute and defend these lawsuits. We are unable at this time to estimate the range of the potential liability that would result from an unsuccessful defense, and consistent with the requirements of SFAS No. 5, Accounting for Contingencies, no liability has been recorded in Zebra’s consolidated financial statements as of April 2, 2005.

New Accounting Pronouncement

In April 2005, the FASB changed the implementation date for SFAS No. 123(R), Share-Based Payment, which requires a public entity to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. Originally, public companies subject to SEC oversight were required to implement SFAS No. 123(R) as of the beginning of the first interim or annual reporting period beginning after June 15, 2005. As a result of the action by the SEC, the provisions of this statement will now be effective for Zebra during the first quarter of 2006. We expect the impact on Zebra’s consolidated financial statements to be consistent with the fair value disclosures included in our critical accounting policies and Note 2 to the consolidated financial statements.

Significant Customer

ScanSource, Inc. is our most significant customer and our sales to them accounted for the following percentages of total net sales:

	April 2, 2005	April 3, 2004
For the three months ended	15.7%	13.1%

No other customer accounted for 10% or more of total net sales during these time periods.

Expectations

As stated on our quarterly conference call on May 4, 2005, we estimate net sales, gross profit margins, operating expenses, and earnings for the second quarter of 2005 as follows (in thousands, except per share amounts and percentages):

	Second Quarter 2005
Net sales	$177,000	to	$187,000
Gross profit margins	52.0%	to	52.5%
Operating expenses	$47,000	to	$48,000
Diluted earnings per share	$0.43	to	$0.48

The effective tax rate is expected to be 34.75% of income before income taxes for the second quarter of 2005.

Safe Harbor

Forward-looking statements contained in this filing, including without limitation the information contained in “Expectations” directly above, are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995 and are highly dependent upon a variety of important factors which could cause actual results to differ materially from those reflected in such forward looking statements. These factors include market acceptance of Zebra’s printer and software products and competitors’ product offerings. They also include the effect of market conditions in North America and other geographic regions on Zebra’s financial results. Profits will be affected by Zebra’s ability to control manufacturing and operating costs. Because of Zebra’s large investment portfolio, interest rate and financial market conditions will also have an impact on results. Foreign exchange rates will have an effect on financial results, because of the large percentage of Zebra’s international sales. When used in this document and documents referenced herein, the words “anticipate,” “believe,” “estimate,” “will” and “expect” and similar expressions as they relate to Zebra or its management are intended to identify such forward-looking statements. Readers of this document are referred to prior filings with the Securities and Exchange Commission, including the Risk Factors portion of Management’s Discussion and Analysis of Financial Condition and Results of Operation in Zebra’s Form 10-K for the year ended December 31,

2004, for a further discussion of issues that could affect Zebra’s future results. Zebra undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this report.

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

There were no material changes, except as discussed below, in Zebra’s market risk during the quarter ended April 2, 2005. For additional information on market risk, refer to the “Quantitative and Qualitative Disclosures About Market Risk” section of our Form 10-K for the year ended December 31, 2004.

In the normal course of business, portions of Zebra’s operations are subject to fluctuations in currency values. We manage these risks using derivative financial instruments.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Form 10-Q. The controls evaluation was conducted under the supervision of our Disclosure Committee, and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Office and Chief Financial Officer, have concluded that our disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in this report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended April 2, 1005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Inherent Limitations on the Effectiveness of Controls

Our management, including our Chief Executive Office and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Zebra have been detected.

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

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

In connection with the litigation between Paxar Americas, Inc. and Zebra and certain of its subsidiaries, Paxar Americas filed its Amended Complaint on March 31, 2005, dropping one of the eight originally asserted patents and adding two newly asserted patents. Paxar Americas also filed a motion to withdraw another of the originally asserted patents from the Amended Complaint. Zebra filed its Answer denying all infringement and asserting affirmative defenses including the invalidity of Paxar Americas’ asserted patent claims. On July 15, 2004, the Court heard argument from the parties regarding the proper construction of the claims of the patents-in-suit and the parties submitted post-argument briefs. The Court has invited additional briefing concerning claim construction in view of Paxar Americas’ newly asserted patents in its Amended Complaint. Discovery in this case is ongoing, and the case currently is scheduled for trial in October 2005. See “Note 12 — Contingencies” in the Notes to our Consolidated Financial Statements included in this Report on Form 10-Q for further information regarding this lawsuit and related proceedings.

The outcome of litigation is inherently uncertain, particularly in cases such as these where sophisticated factual issues must be assessed and complex technical issues must be decided. As a result, we cannot accurately predict the outcome of these lawsuits. In the event we are unsuccessful in our defense of Paxar Americas’ infringement claims, we could be liable for economic and other damages, which could be material, and we may be forced to incur ongoing licensing expenses or to change how we design, manufacture and market our products. The patents that ZIH has asserted against Paxar Corporation could be found invalid. We have and will continue to incur substantial fees to prosecute and defend these lawsuits. We are unable at this time to estimate the range of the potential liability that would result from an unsuccessful defense, and consistent with the requirements of SFAS No. 5, Accounting for Contingencies, no liability has been recorded in Zebra’s consolidated financial statements as of April 2, 2005.

Item 6.    Exhibits and Reports on Form 8-K

10.1	Zebra Technologies Corporation 2005 Executive Deferred Compensation Plan, effective January 1, 2005 (incorporated by reference to Form 8-K filed by the registrant on February 9, 2005)
10.2

Executive Employment Agreement between Zebra Technologies Corporation and Phil Gerskovich, effective as of March 10, 2005 (incorporated by reference to Form 8-K filed by the registrant on March 11, 2005)

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

ZEBRA TECHNOLOGIES CORPORATION

Date:	May 2, 2005	By:	/s/ Edward L. Kaplan
Edward L. Kaplan
Chief Executive Officer

Date:	May 2, 2005	By:	/s/ Charles R. Whitchurch
Charles R. Whitchurch
Chief Financial Officer