Form 10-Q
period 2005-07-02
ZEBRA TECHNOLOGIES CORP/DE
filed 2005-08-04
CIK 877212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2005

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

As of July 29, 2005, there were the following shares outstanding:

Class A Common Stock, $.01 par value 72,150,007

ZEBRA TECHNOLOGIES CORPORATION

QUARTER ENDED JULY 2, 2005

INDEX

PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

Consolidated Balance Sheets as of July 2, 2005 (unaudited) and December 31, 2004

Consolidated Statements of Earnings (unaudited) for the three and six months ended July 2, 2005 and July 3, 2004

Consolidated Statements of Comprehensive Income (unaudited) for the three and six months ended July 2, 2005 and July 3, 2004

Consolidated Statements of Cash Flows (unaudited) for the six months ended July 2, 2005 and July 3, 2004

Notes to Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Item 4.	Submissions of Matters to a Vote of Security Holders

Item 6.	Exhibits and Reports on Form 8-K

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	July 2,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,098	$17,983
Investments and marketable securities	563,712	540,010
Accounts receivable, net	104,999	96,881
Inventories, net	63,569	59,255
Deferred income taxes	8,747	6,625
Prepaid expenses	5,358	3,884
Total current assets	756,483	724,638

Property and equipment at cost, less accumulated depreciation and amortization	47,564	46,283
Goodwill	69,095	61,793
Other intangibles, net	14,809	6,517
Other assets	30,912	22,991
Total assets	$918,863	$862,222

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$21,674	$24,130
Accrued liabilities	27,501	29,248
Current portion of obligation under capital lease	55	54
Income taxes payable	1,969	6,144
Total current liabilities	51,199	59,576
Obligation under capital lease, less current portion	89	117
Deferred income taxes	3,468	417
Deferred rent	569	564
Other long-term liabilities	4,883	3,894
Total liabilities	60,208	64,568

Stockholders’ equity:
Preferred Stock	—	—
Class A Common Stock	721	718
Additional paid-in capital	92,877	84,180
Retained earnings	760,359	706,489
Accumulated other comprehensive income	4,698	6,267
Total stockholders’ equity	858,655	797,654
Total liabilities and stockholders’ equity	$918,863	$862,222

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2005	2004	2005	2004
Net sales	$176,614	$162,830	$347,342	$317,004
Cost of sales	87,266	78,315	170,629	151,886
Gross profit	89,348	84,515	176,713	165,118

Operating expenses:
Selling and marketing	22,554	18,023	43,621	35,231
Research and development	12,054	9,233	22,721	18,129
General and administrative	16,810	12,562	31,757	25,324
Amortization of intangible assets	387	626	1,034	1,275
Acquired in-process technology	—	—	—	22
Exit costs	141	876	1,658	1,238
Total operating expenses	51,946	41,320	100,791	81,219

Operating income	37,402	43,195	75,922	83,899

Other income (expense):
Investment income	3,072	2,091	6,349	5,163
Interest expense	(27)	(6)	(31)	(32)
Foreign exchange gain (loss)	812	413	865	(244)
Other, net	(243)	(537)	(545)	(836)
Total other income	3,614	1,961	6,638	4,051

Income before income taxes	41,016	45,156	82,560	87,950
Income taxes	14,253	15,728	28,690	30,588
Net income	$26,763	$29,428	$53,870	$57,362

Basic earnings per share	$0.37	$0.41	$0.75	$0.80
Diluted earnings per share	$0.37	$0.41	$0.74	$0.79

Basic weighted average shares outstanding	72,013	71,559	71,939	71,397
Diluted weighted average and equivalent shares outstanding	72,714	72,554	72,706	72,403

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2005	2004	2005	2004
Net income	$26,763	$29,428	$53,870	$57,362

Other comprehensive income (loss):
Foreign currency translation adjustment	(3,555)	(519)	(4,641)	769
Changes in unrealized gains and (losses) on hedging transactions, net of tax	1,792	(117)	3,045	909
Changes in unrealized gains and (losses) on investments, net of tax	1,052	(1,919)	27	(1,529)
Comprehensive income	$26,052	$26,873	$52,301	$57,511

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Six Months Ended
	July 2,	July 3,
	2005	2004
Cash flows from operating activities:
Net income	$53,870	$57,362
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,399	6,080
Tax benefit from exercise of stock options	2,100	5,516
Acquired in-process technology	—	22
Deferred income taxes	859	(685)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(12,124)	(12,496)
Inventories	(5,342)	(4,527)
Other assets	(8,358)	(3,105)
Accounts payable	(1,655)	398
Accrued liabilities	(1,291)	(2,152)
Income taxes payable	(3,831)	1,767
Other operating activities	1,532	(807)
Net cash provided by operating activities	32,159	47,373

Cash flows from investing activities:
Purchases of property and equipment	(6,607)	(7,737)
Acquisition of assets of Retail Systems International, Inc.	(7,655)	—
Acquisition of intangible assets	(8,254)	—
Purchases of investments and marketable securities	(509,112)	(709,560)
Maturities of investments and marketable securities	313,076	475,442
Sales of investments and marketable securities	172,334	178,143
Net cash used in investing activities	(46,218)	(63,712)

Cash flows from financing activities:
Proceeds from exercise of stock options and stock purchase plan purchases	6,600	11,432
Payments for obligation under capital lease	(27)	(8)
Net cash provided by financing activities	6,573	11,424

Effect of exchange rate changes on cash	(399)	36

Net decrease in cash and cash equivalents	(7,885)	(4,879)
Cash and cash equivalents at beginning of period	17,983	14,266
Cash and cash equivalents at end of period	$10,098	$9,387

Supplemental disclosures of cash flow information:
Interest paid	$31	$32
Income taxes paid	31,104	23,929

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

The consolidated balance sheet as of December 31, 2004, in this Form 10-Q is taken from the audited consolidated balance sheet in our Form 10-K. These interim financial statements include all adjustments necessary to present fairly Zebra’s consolidated financial position as of July 2, 2005, the consolidated results of operations for the three and six months ended July 2, 2005 and July 3, 2004, and cash flows for the six months ended July 2, 2005 and July 3, 2004. These results, however, are not necessarily indicative of results for the full year.

Note 2—Stock-Based Compensation

As of July 2, 2005, we had three stock-based compensation plans available for future grants. We account for these plans using the intrinsic value method in accordance with the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based compensation cost is reflected in net income, because all options granted under these plans had grant prices equal to the market value of the underlying common stock on the date of grant. The following table shows the effect on net income and earnings per share if we had applied the fair value recognition provisions of Statement of Financial Standards (SFAS) No. 123, Accounting for Stock-based Compensation (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2005	2004	2005	2004
Net income	$26,763	$29,428	$53,870	$57,362
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(1,317)	(1,311)	(2,605)	(2,738)
Pro forma net income	$25,446	$28,117	$51,265	$54,624

Basic earnings per share:
As reported	$0.37	$0.41	$0.75	$0.80
Pro forma	0.35	0.39	0.71	0.77

Diluted earnings per share:
As reported	$0.37	$0.41	$0.74	$0.79
Pro forma	0.35	0.39	0.70	0.75

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

The assumptions used for the 2005 option grants are as follows:

Expected option life	4.83 years
Expected volatility	38.44% per year
Weighted average risk-free interest rate	3.74% per year
- Range of interest rates	2.36% - 4.50%
Dividend yield	0.00% per year

In April 2005, the FASB changed the implementation date for SFAS No. 123(R), Share-Based Payment, which requires a public entity to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. Originally, public companies subject to SEC oversight were required to implement SFAS No. 123(R) as of the beginning of the first interim or annual reporting period beginning after June 15, 2005. As a result of the action by the SEC, the provisions of this statement will now be effective for Zebra during the first quarter of 2006. We expect the impact on Zebra’s consolidated financial statements to be consistent with the fair value disclosures included above.

Note 3 – Inventories

The components of inventories are as follows (in thousands):

	July 2,	December 31,
	2005	2004
Raw materials	$42,014	$34,041
Work in process	244	569
Finished goods	21,311	24,645
Total inventories	$63,569	$59,255

Note 4 – Business Combinations

Retail Systems International, Inc. On February 11, 2005, Zebra acquired certain assets of Retail Systems International, Inc. (RSI) for $7,655,000. Located in Chula Vista, California, RSI manufactures labels, ribbons, tags and other printed media. The consolidated statements of earnings reflect the results of operations of RSI since the effective date of the purchase. The pro forma impact of this acquisition was not significant.

The following table (in thousands) summarizes the adjusted fair values of the assets acquired at the date of acquisition.

At February 11, 2005
Inventory	$238
Property and equipment	469
Intangible assets	1,073
Goodwill	5,875
Total assets acquired	$7,655

The purchase price was allocated to identifiable tangible assets and intangible assets acquired based on their estimated fair values. The intangible assets of $1,073,000 consist mainly of customer relationships with a useful life of 5 years. The goodwill is not deductible for tax purposes.

Note 5 – Investments and Marketable Securities

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

Changes in unrealized gains and losses on investment securities are included in these financial statements as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2005	2004	2005	2004

Changes in unrealized gains and (losses) on available-for-sale securities, net of tax, recorded in accumulated other comprehensive income	$1,052	$(1,919)	$27	$(1,529)

All investments and marketable securities are considered available-for-sale securities; therefore, there are no unrealized gains or losses on trading securities recorded in investment income.

Note 6–Stockholders’ Equity

Share count and par value data related to stockholders’ equity are as follows:

	July 2,	December 31,
	2005	2004
Preferred Stock
Par value per share	$0.01	$0.01
Shares authorized	10,000,000	10,000,000
Shares outstanding	—	—
Common Stock - Class A
Par value per share	$0.01	$0.01
Shares authorized	150,000,000	150,000,000
Shares issued	72,098,005	71,819,806
Shares outstanding	72,098,005	71,819,806

Note 7–Other Comprehensive Income (Loss)

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

The components of other comprehensive income (loss) included in the Consolidated Statements of Comprehensive Income are as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2005	2004	2005	2004
Foreign currency translation adjustments	$(3,555)	$(519)	$(4,641)	$769

Changes in unrealized gains and (losses) on foreign currency hedging activities:
Gross	$2,869	$(180)	$4,789	$1,398
Income tax (benefit)	1,077	(63)	1,744	489
Net	$1,792	$(117)	$3,045	$909

Changes in unrealized gains and (losses) on investments classified as available-for-sale:
Gross	$1,687	$(2,952)	$57	$(2,352)
Income tax (benefit)	635	(1,033)	30	(823)
Net	$1,052	$(1,919)	$27	$(1,529)

The components of other comprehensive income (loss) included in the Consolidated Balance Sheets are as follows (in thousands):

	As of
	July 2,	December 31,
	2005	2004
Foreign currency translation adjustments	$2,871	$7,512

Unrealized gains and (losses) on foreign currency hedging activities:
Gross	$2,558	$(2,231)
Income tax (benefit)	963	(781)
Net	$1,595	$(1,450)

Unrealized gains on investments classified as available-for-sale:
Gross	$372	$315
Income tax	140	110
Net	$232	$205

Note 8–Earnings Per Share

Earnings per share were computed as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2005	2004	2005	2004
Basic earnings per share:
Net income	$26,763	$29,428	$53,870	$57,362
Weighted average common shares outstanding	72,013	71,559	71,939	71,397
Per share amount	$0.37	$0.41	$0.75	$0.80

Diluted earnings per share:
Net income	$26,763	$29,428	$53,870	$57,362
Weighted average common shares outstanding	72,013	71,559	71,939	71,397
Add: Effect of dilutive securities – stock options	701	995	767	1,006
Diluted weighted average and equivalent shares outstanding	72,714	72,554	72,706	72,403
Per share amount	$0.37	$0.41	$0.74	$0.79

Potentially dilutive securities that were excluded from the earnings per share calculation consist of stock options with an exercise price greater than the average market price of the Class A common stock. These options were as follows:

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2005	2004	2005	2004
Potentially dilutive shares	821,000	1,200	325,000	1,200

Note 9—Goodwill and Other Intangible Asset Data

Intangible asset data are as follows (in thousands):

	July 2, 2005		December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Current technology	$20,511	$(8,569)	$12,258	$(7,746)
Customer relationships	3,406	(539)	2,333	(328)
Total	$23,917	$(9,108)	$14,591	$(8,074)

Unamortized intangible assets
Goodwill	$69,095		$61,793

Aggregate amortization expense
For the year ended December 31, 2004			$2,569
For the three months ended July 2, 2005	$387
For the six months ended July 2, 2005	1,034

Estimated amortization expense
For the year ended December 31, 2005	2,464
For the year ended December 31, 2006	2,751
For the year ended December 31, 2007	2,700
For the year ended December 31, 2008	2,702
For the year ended December 31, 2009	2,578
For the year ended December 31, 2010	1,705
For the year ended December 31, 2011	943

During the first quarter of 2005, we made a final contingent payment related to the Atlantek acquisition for $1,287,000, which was added to goodwill.  In addition, we purchased certain assets of a label converting facility in Chula Vista, CA, with an adjusted allocation of net goodwill of $5,875,000 as described in Note 4.

During the first half of 2005, we acquired intangible assets in the amount of $9,327,000 for customer relationships and licenses to use certain technology. Our preliminary estimate is that these intangible assets will have a commercial life of 5 to 6 years.

We test the impairment of goodwill each year or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We completed our last assessment during June 2005. At that time, no adjustment to goodwill was necessary due to impairment.

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

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2005	2004	2005	2004
Gains and (losses) from foreign exchange derivatives	$533	$(183)	$1,602	$345
Gains and (losses) on net foreign currency assets	279	596	(737)	(589)
Net foreign exchange gain (loss)	$812	$413	$865	$(244)

	As of
	July 2, 2005	December 31, 2004
Notional balance of outstanding contracts:
Pound	£17,199	£13,646
Euro	€32,000	€34,000

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

	As of
	July 2, 2005	December 31, 2004
Net unrealized gains and (losses) deferred in other comprehensive income:
Gross	$2,558	$(2,231)
Income tax (benefit)	963	(781)
Net	$1,595	$(1,450)

Notional balance of outstanding contracts	€28,700	€30,000
Hedge effectiveness	100%	100%

	2005	2004
Net gains and (losses) included in revenue for the:
Three months ended July 2, 2005	$(398)
Three months ended July 3, 2004		$12
Six months ended July 2, 2005	$(671)
Six months ended July 3, 2004		$(631)

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

Our Varades facility conducted the product development for our line of card printers and included the European service center for these printers. We transferred the product development activities to Camarillo, California, where we have manufactured these printers since 2001. We transferred the European card printer service operation to our Preston, United Kingdom, facility where the Europe, Middle East and African distribution of these printers already occurs. To date, we have closed substantially all of this facility with only minor administrative functions remaining. As of July 2, 2005, we incurred the following exit costs (in thousands):

Type of Cost	Total costs incurred to date
Severance, stay bonuses, and other employee-related expenses	$1,713
Asset disposal costs	64
Other exit costs	308
Total	$2,085

We expect to incur no further significant costs for this project.

During January 2004, we announced plans to consolidate our Warwick, Rhode Island, printer manufacturing and repair service into our Camarillo, California and Vernon Hills, Illinois locations. This transition was substantially complete by the end of 2004. The Warwick facility will continue to manufacture and distribute bar code label printer supplies, as well as house engineering, product management, and the key account sales functions for mobile products. The following table shows the exit costs incurred and remaining costs expected as of July 2, 2005 (in thousands).

Type of Cost	Costs incurred to date	Additional costs expected	Total costs expected to be incurred
Severance, stay bonuses, and other employee-related expenses	$766	$—	$766
Other exit costs	474	100	574
Total	$1,240	$100	$1,340

During December 2004, we announced plans to close and consolidate our Wakefield, Rhode Island facility into our other North American facilities. This transition is expected to be complete by the end of 2005. The following table shows the exit costs incurred and remaining costs expected as of July 2, 2005 (in thousands).

Type of Cost	Costs incurred to date	Additional costs expected	Total costs expected to be incurred
Severance, stay bonuses, and other employee-related expenses	$132	$—	$132
Other exit costs	8	309	317
Total	$140	$309	$449

Zebra has a leased warehouse facility in Wokingham, United Kingdom that currently is not utilized. The lease runs through October 2010, with annual rent of £192,500. The facility previously had been subleased at a profit through December 2003 when the subtenant left the facility. In 2004, we began efforts to market the building for sublease through the balance of the lease period. At that time, we recorded a reserve of approximately $670,000 for the estimated loss on rent based on the market conditions at that time. During the first quarter of 2005, we reviewed the current real estate market data related to this property and concluded that the prospects of subleasing the facility prior to lease expiration are remote, and Zebra will receive no economic benefit for the remaining lease payments. Therefore, during the first quarter of 2005, we recorded in exit costs additional reserves of approximately $1,524,000 for Zebra’s estimated liability under this lease.

Liabilities and expenses related to exit activities for the three and six months ended July 2, 2005 were as follows (in thousands):

	Varades Closure	Warwick Consolidation	Wakefield Closure	Wokingham Lease	Total
Accrued liabilities related to exit activities at December 31, 2004	$155	$439	$90	$550	$1,234

Expenses incurred for the three months ended April 2, 2005	18	(15)	(10)	1,524	1,517
Expenses incurred for the three months ended July 2, 2005	113	(13)	41	—	141
Total expenses incurred for the six months ended July 2, 2005	131	(28)	31	1,524	1,658

Less: Amounts paid for the six months ended July 2, 2005	261	379	34	154	828

Exchange rate impact	—	—	—	(133)	(133)
Accrued liabilities related to exit activities at July 2, 2005	$25	$32	$87	$1,787	$1,931

The negative expenses related to adjustment of reserves due to changes in the estimates of additional expected costs.

Note 12—Contingencies

On April 24, 2003, Paxar Americas, Inc. (Paxar Americas) filed a patent infringement lawsuit in the United States District Court for the Southern District of Ohio against Zebra and certain of its subsidiaries. Paxar Americas’ Complaint alleges that certain of Zebra’s products infringe on one or more of eight identified Paxar Americas patents, although not every product is accused of infringing each patent. Zebra filed an Answer to Paxar Americas’ Complaint, denying Paxar Americas’ allegations of infringement and asserting several affirmative defenses, including the invalidity of Paxar Americas’ asserted patent claims. Paxar Americas moved to amend its Complaint to add two patents and a trademark-based claim and the Court granted the motion. Paxar Americas filed its Amended Complaint on March 31, 2005, dropping one of the eight originally asserted patents and adding two newly asserted patents. Paxar Americas also filed a motion to withdraw another of the originally asserted patents from the Amended Complaint. Zebra filed its Answer denying all infringement and asserting affirmative defenses including the invalidity of Paxar Americas’ asserted patent claims. On July 15, 2004, the Court heard argument from the parties regarding the proper construction of the claims of the patents-in-suit and the parties submitted post-argument briefs. On April 20, 2005, at the Court’s request, the parties identified disputed claim terms regarding the newly asserted patents and provided their respective positions regarding those terms to the Court. Fact discovery closed on June 10, 2005; expert discovery in this case is ongoing. The case currently is scheduled for trial in October 2005.

On November 21, 2003, Zebra’s wholly-owned subsidiary, ZIH Corp. (ZIH), filed a Complaint in the United States District Court for the District of Massachusetts against Paxar Corporation, alleging that Paxar Corporation printers infringe ZIH’s U.S. Patent Nos. 5,813,343 and 5,860,753. Paxar Corporation answered ZIH’s Complaint, denying infringement and seeking a declaratory judgment that ZIH’s patents-in-suit are not infringed and are invalid and/or unenforceable. Paxar Corporation filed a motion to transfer ZIH’s Massachusetts suit to the United States District Court for the Southern District of Ohio. ZIH opposed Paxar Corporation’s motion to transfer, and the Court denied the motion. On November 25, 2003, Paxar Americas filed a Complaint against ZIH in the United States District Court for the Southern District of Ohio, seeking a declaratory judgment that the patents asserted by ZIH in its Massachusetts Complaint are not infringed and are invalid and unenforceable. On December 17, 2003, Paxar Americas amended its complaint to add Zebra Technologies Corporation as a defendant. The Court granted the parties’ motion to stay this action pending the District Court of Massachusetts’ ruling on Paxar Corporation’s motion to transfer. In view of the Massachusetts District Court’s denial of Paxar Corporation’s motion to transfer ZIH’s Massachusetts suit to Ohio, the parties to Paxar Corporation’s Ohio declaratory judgment suit jointly filed a motion to transfer this action to the District Court of Massachusetts and the District Court of Ohio approved that motion. On June13, 2005, Paxar filed an amended answer to the Massachusetts complaint with counterclaims seeking a declaratory judgment that ZIH’s patents-in-suit are not infringed and are invalid and/or unenforceable. On July 7, 2005, the parties stipulated to dismissal of the Massachusetts complaint with prejudice and dismissal of Paxar’s counterclaims and its Ohio declaratory judgment action without prejudice. On July 11, 2005, the Massachusetts district court granted the stipulated order and dismissed the case.

The outcome of litigation is inherently uncertain, particularly in cases such as these where sophisticated factual issues must be assessed and complex technical issues must be decided. As a result, we cannot accurately predict the outcome of these lawsuits. In the event we are unsuccessful in our defense of Paxar Americas’ infringement claims, we could be liable for economic and other damages, which could be material, and we may be forced to incur ongoing licensing expenses or to change how we design, manufacture and market our products. We have and will continue to incur substantial fees to prosecute and defend these lawsuits. We are unable at this time to estimate the range of the potential liability that would result from an unsuccessful defense, and consistent with the requirements of SFAS No. 5, Accounting for Contingencies, no liability has been recorded in Zebra’s consolidated financial statements as of July 2, 2005.

Note 13—Warranty. Zebra provides warranty coverage of up to one year on printers against defects in material and workmanship. A provision for warranty expense is recorded at the time of shipment and adjusted quarterly based on historical warranty experience. The following is a summary of Zebra’s accrued warranty obligation.

Warranty Reserve (in thousands)	Six Months Ended July 2, 2005	Six Months Ended July 3, 2004
Balance at beginning of period	$1,691	$1,351
Warranty expense during the period	3,184	1,804
Warranty payments made during the period	(2,077)	(1,627)
Balance at end of the period	$2,798	$1,528

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations: Second Quarter of 2005 versus second Quarter of 2004

Sales

Sales by product category, percent change, and percent of total sales for the three and six months ended July 2, 2005, and July 3, 2004, were (in thousands, except percentages):

	Three Months Ended
	July 2,	July 3,	Percent	Percent of	Percent of
Product Category	2005	2004	Change	Total Sales - 2005	Total Sales - 2004
Hardware	$135,915	$127,167	6.9	77.0	78.1
Supplies	33,071	28,273	17.0	18.7	17.4
Service and software	6,648	6,283	5.8	3.8	3.9
Shipping and handling	1,378	1,095	25.8	0.7	0.6
Cash flow hedging activities	(398)	12	NM	(0.2)	—
Total sales	$176,614	$162,830	8.5	100.0	100.0

	Six Months Ended
	July 2,	July 3,	Percent	Percent of	Percent of
Product Category	2005	2004	Change	Total Sales - 2005	Total Sales - 2004
Hardware	$269,386	$245,645	9.7	77.6	77.5
Supplies	63,019	56,947	10.7	18.1	18.0
Service and software	12,728	12,824	(0.7)	3.7	4.0
Shipping and handling	2,880	2,219	29.8	0.8	0.7
Cash flow hedging activities	(671)	(631)	NM	(0.2)	(0.2)
Total sales	$347,342	$317,004	9.6	100.0	100.0

Sales to customers by geographic region, percent changes and percent of total sales for the three months ended July 2, 2005, and July 3, 2004, were (in thousands, except percentages):

	Three Months Ended
	July 2,	July 3,	Percent	Percent of	Percent of
Geographic Region	2005	2004	Change	Total Sales - 2005	Total Sales - 2004
Europe, Middle East and Africa	$58,271	$53,156	9.6	33.0	32.6
Latin America	12,897	9,452	36.4	7.3	5.8
Asia-Pacific	15,665	12,039	30.1	8.9	7.4
Total International	86,833	74,647	16.3	49.2	45.8
North America	89,781	88,183	1.8	50.8	54.2
Total sales	$176,614	$162,830	8.5	100.0	100.0

	Six Months Ended
	July 2,	July 3,	Percent	Percent of	Percent of
Geographic Region	2005	2004	Change	Total Sales - 2005	Total Sales - 2004
Europe, Middle East and Africa	$118,851	$105,608	12.5	34.2	33.3
Latin America	23,023	17,891	28.7	6.6	5.6
Asia-Pacific	28,124	24,189	16.3	8.1	7.6
Total International	169,998	147,688	15.1	48.9	46.5
North America	177,344	169,316	4.7	51.1	53.5
Total sales	$347,342	$317,004	9.6	100.0	100.0

Quarterly sales growth was moderated by a sales slowdown in mobile printer products, compared with large shipments to major retail customers last year. These sales were largely concentrated in North America and the Europe, Middle East and Africa (EMEA) region, our two largest geographic territories. Sales growth in North America and EMEA contrasted with the growth in Latin America and Asia Pacific, which have benefited from the placement of more Zebra sales representatives, sales engineers and other support personnel in those territories.

New printer products (defined as printers released within 18 months prior to the end of the applicable fiscal period) accounted for 3.7% of printer sales in the second quarter of 2005 and 27.5% of printer sales in the second quarter of 2004. Year to-date new printer products accounted for 11.9% in 2005, compared with 28.1% for the corresponding period in 2004. The decline in sales of new printer products is the result of technical problems that have delayed the introduction of various new products. We expect several new printer products to begin shipping in the second half of the year.

Our international sales are denominated in multiple currencies, primarily the dollar, pound and euro, which cause our reported sales to be subject to fluctuations in currency rates. We estimate that unfavorable foreign exchange movements of the euro and the pound versus the dollar had a net negative effect of $343,000 on sales during the second quarter compared to the second quarter of 2004.

We currently hedge a portion of anticipated euro-denominated sales to protect Zebra against exchange rate movements. For the second quarter, this program resulted in a loss of $398,000 and a year-to-date loss of $671,000. See Note 10 to the financial statements for a more detailed discussion of this hedging program.

Printer unit volumes and average selling price information is summarized below:

	Three Months Ended			Six Months Ended
	July 2,	July 3,	Percent	July 2,	July 3,	Percent
	2005	2004	Change	2005	2004	Change
Total printers shipped	179,538	164,926	8.9	350,047	315,583	10.9
Average selling price of printers shipped	$644	$648	(0.6)	$647	$644	0.5

Gross Profit

Gross profit information is summarized below (in thousands, except percentages):

	Three Months Ended			Six Months Ended
	July 2,	July 3,	Percent	July 2,	July 3,	Percent
	2005	2004	Change	2005	2004	Change
Gross Profit	$89,348	$84,515	5.7	$176,713	$165,118	7.0
Gross Margin	50.6	51.9		50.9	52.1

Gross profit margin decreased by 1.3 percentage points over last year. This decrease in margin is attributable to:

•                  Unfavorable foreign exchange movements,

•                  Higher distribution and freight expenses, and

•                  Less efficient overhead absorption.

Selling and Marketing Expenses

Selling and marketing expenses are summarized below (in thousands, except percentages):

	Three Months Ended			Six Months Ended
	July 2,	July 3,	Percent	July 2,	July 3,	Percent
	2005	2004	Change	2005	2004	Change
Selling and marketing expenses	$22,554	$18,023	25.1	$43,621	$35,231	23.8
Percent of sales	12.8	11.1		12.6	11.1

Higher selling and marketing expenses reflect ongoing investments in demand-generating activities to build brand equity in our core product lines as well as in the emerging area of radio frequency identification (RFID). During the second quarter of 2005, selling and marketing expenses increased due to higher payroll costs of $1,969,000 from increased staffing as well as higher business development expenses of $1,212,000, outside commissions of $391,000, information expenses of $346,000 and travel expenses of $316,000. The increased staffing was primarily focused on increasing our presence in targeted geographic territories to support growth in those regions, building sales and marketing teams to deliver vertical market applications, and strengthening strategic alliances with complementary companies. For the first six months of 2005, market development funding also increased.

Research and Development Costs

The development of new products and enhancement of existing products are important to Zebra’s business and growth prospects. To maintain and build our product pipeline, we made investments in research and development, summarized below (in thousands, except percentages):

	Three Months Ended			Six Months Ended
	July 2,	July 3,	Percent	July 2,	July 3,	Percent
	2005	2004	Change	2005	2004	Change
Research and development costs	$12,054	$9,233	30.6	$22,721	$18,129	25.3
Percent of sales	6.8	5.7		6.5	5.7

Quarterly product development expenses fluctuate widely depending on the status of on-going projects. We are committed to a long-term strategy of significant investment in product development. For the second quarter of 2005, project expenses increased by $1,731,000, and professional services increased $542,000 in relation to the second quarter of 2004. For the first six months of 2005, payroll costs also increased. Included in the project expense increase are write-offs of tooling and other materials related to product development in the amount of $1,047,000 for the second quarter of 2005 and $2,118,000 for the year to-date.

General and Administrative Expenses

General and administrative expenses are summarized in the table below (in thousands, except percentages):

	Three Months Ended			Six Months Ended
	July 2,	July 3,	Percent	July 2,	July 3,	Percent
	2005	2004	Change	2005	2004	Change
General and administrative expenses	$16,810	$12,562	33.8	$31,757	$25,324	25.4
Percent of sales	9.5	7.7		9.1	8.0

For the second quarter of 2005, recruiting expenses increased $499,000 and legal expenses increased $2,372,000. The increase in legal expenses is related to work on intellectual property matters, including litigation with Paxar as described in Note 12. We expect higher legal expenses to continue for subsequent quarters based on the legal activity we are currently experiencing. For the year to-date, audit fees also increased compared to 2004 due to Sarbanes-Oxley implementation.

Operating Income

Operating income is summarized in the following table (in thousands, except percentages):

	Three Months Ended			Six Months Ended
	July 2,	July 3,	Percent	July 2,	July 3,	Percent
	2005	2004	Change	2005	2004	Change
Operating income	$37,402	$43,195	(13.4)	$75,922	$83,899	(9.5)
Percent of sales	21.2	26.5		21.9	26.5

Non-operating Income and Expenses

Zebra’s non-operating income and expense items are summarized in the following table (in thousands):

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2005	2004	2005	2004
Investment income	$3,072	$2,091	$6,349	$5,163
Interest expense	(27)	(6)	(31)	(32)
Foreign exchange gain (losses)	812	413	865	(244)
Other, net	(243)	(537)	(545)	(836)
Total other income	$3,614	$1,961	$6,638	$4,051

Rate of Return Analysis:
Average cash and marketable securities balances	$573,509	$493,264	$565,902	$473,396
Annualized rate of return	2.1%	1.7%	2.2%	2.2%

Income Taxes

The effective income tax rate for the second quarter and the year to-date of 2005 were 34.7%, compared to 34.8% for the same time periods last year.

Net Income

Zebra’s net income is summarized below (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2005	2004	2005	2004
Net income	$26,763	$29,428	$53,870	$57,362
Diluted earnings per share	$0.37	$0.41	$0.74	$0.79

Liquidity and Capital Resources

During the first six months, Zebra continued to generate cash in excess of its operating requirements. As a result, Zebra’s cash and investment balances have continually grown over time. As of July 2, 2005, Zebra had $573,810,000 in cash, cash equivalents, investments and marketable securities, compared with $557,993,000 at December 31, 2004. Factors affecting cash and investment balances during the first six months of 2005 include (note that changes discussed below include the impact of foreign currency):

•                  Operations provided cash in the amount of $32,159,000, primarily from net income.

•                  Accounts receivable increased $12,124,000 year-to-date because of higher sales. Days sales outstanding increased to 54 days in the second quarter of 2005 compared to 51 days at the end of 2004.

•                  Inventories increased $5,342,000. Inventory turns were down to 5.5 from 5.7 at the end of 2004.

•                  Taxes payable decreased $3,831,000 because of the timing of tax payments.

•                  Purchases of property and equipment totaled $6,607,000.

•                  Acquisition of assets of Retail Systems International, Inc. totaled $7,655,000.

•                  Acquisition of intangible assets totaled $8,254,000.

•                  Net purchases of investments and marketable securities totaled $23,702,000.

•                  Stock option exercises and purchases under the stock purchase plan contributed $6,600,000.

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

Investments and Marketable Securities

Investments and marketable securities at July 2, 2005 consisted of U.S. government securities (15.3%), state and municipal bonds (71.7%), corporate bonds (5.7%) and partnership interests (7.3%). We classify our marketable equity and debt securities in one of three categories: trading, available-for-sale or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities that Zebra has the ability and intent to hold until maturity. All securities not included in trading or held-to-maturity are classified as available-for-sale.

Trading and available-for-sale securities are recorded at fair value. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of discounts or premiums. Unrealized holding gains and losses on trading securities are included in earnings. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders’ equity until realized. As of July 2, 2005, all of Zebra’s investments and marketable securities are classified as available-for-sale.

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

We reserve for estimated credit losses based upon historical experience and specific customer collection issues. Over the last three years, accounts receivable reserves varied from 1.5% to 2.8% of total accounts receivable. Accounts receivable reserves as of July 2, 2005, were $1,600,000, or 1.5% of the balance due. We feel this reserve level is appropriate considering the quality of the portfolio as of July 2, 2005. While credit losses have historically been within expectations and the provisions established, we cannot guarantee that our credit loss experience will continue to be consistent with historical experience.

Inventories

We value our inventories at the lower of the actual cost to purchase or manufacture using the first-in, first-out (FIFO) method, or the current estimated market value. We review inventory quantities on hand and record a provision for excess and obsolete inventory based on forecasts of product demand and production requirements for the subsequent twelve months.

Over the last three years, our reserves for excess and obsolete inventories have ranged from 10.4% to 13.1% of gross inventory. As of July 2, 2005, reserves for excess and obsolete inventories were $9,421,000, or 12.8% of gross inventory. We feel this reserve level is appropriate considering the quantities and quality of the inventories as of July 2, 2005.

Valuation of Long-Lived and Intangible Assets and Goodwill.

We test the impairment of identifiable intangibles and goodwill each year or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We completed our last assessment during June 2005. At that time, no adjustment to goodwill was necessary due to impairment.

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

If we believe that one or more of the above indicators of impairment have occurred, we measure impairment based on projected discounted cash flows using a discount rate that incorporates the risk inherent in the cash flows. Net intangible assets, long-lived assets and goodwill amounted to $131,468,000 as of July 2, 2005.

Contingencies

We record estimated liabilities related to contingencies based on our estimates of the probable outcomes. Quarterly, we assess the potential liability related to pending litigation, tax audits and other contingencies and confirm or revise estimates and reserves as appropriate.

On April 24, 2003, Paxar Americas, Inc. (Paxar Americas) filed a patent infringement lawsuit in the United States District Court for the Southern District of Ohio against Zebra and certain of its subsidiaries. Paxar Americas’ Complaint alleges that certain of Zebra’s products infringe on one or more of eight identified Paxar Americas patents, although not every product is accused of infringing each patent. Zebra filed an Answer to Paxar Americas’ Complaint, denying Paxar Americas’ allegations of infringement and asserting several affirmative defenses, including the invalidity of Paxar Americas’ asserted patent claims. Paxar Americas moved to amend its Complaint to add two patents and a trademark-based claim and the Court granted the motion. Paxar Americas filed its Amended Complaint on March 31, 2005, dropping one of the eight originally asserted patents and adding two newly asserted patents. Paxar Americas also filed a motion to withdraw another of the originally asserted patents from the Amended Complaint. Zebra filed its Answer denying all infringement and asserting affirmative defenses including the invalidity of Paxar Americas’ asserted patent claims. On July 15, 2004, the Court heard argument from the parties regarding the proper construction of the claims of the patents-in-suit and the parties submitted post-argument briefs. On April 20, 2005, at the Court’s request, the parties identified disputed claim terms regarding the newly asserted patents and provided their respective positions regarding those terms to the Court. Fact discovery closed on June 10, 2005; expert discovery in this case is ongoing. The case currently is scheduled for trial in October 2005.

On November 21, 2003, Zebra’s wholly-owned subsidiary, ZIH Corp. (ZIH), filed a Complaint in the United States District Court for the District of Massachusetts against Paxar Corporation, alleging that Paxar Corporation printers infringe ZIH’s U.S. Patent Nos. 5,813,343 and 5,860,753. Paxar Corporation answered ZIH’s Complaint, denying infringement and seeking a declaratory judgment that ZIH’s patents-in-suit are not infringed and are invalid and/or unenforceable. Paxar Corporation filed a motion to transfer ZIH’s Massachusetts suit to the United States District Court for the Southern District of Ohio. ZIH opposed Paxar Corporation’s motion to transfer, and the Court denied the motion. On November 25, 2003, Paxar Americas filed a Complaint against ZIH in the United States District Court for the Southern District of Ohio, seeking a declaratory judgment that the patents asserted by ZIH in its Massachusetts

Complaint are not infringed and are invalid and unenforceable. On December 17, 2003, Paxar Americas amended its complaint to add Zebra Technologies Corporation as a defendant. The Court granted the parties’ motion to stay this action pending the District Court of Massachusetts’ ruling on Paxar Corporation’s motion to transfer. In view of the Massachusetts District Court’s denial of Paxar Corporation’s motion to transfer ZIH’s Massachusetts suit to Ohio, the parties to Paxar Corporation’s Ohio declaratory judgment suit jointly filed a motion to transfer this action to the District Court of Massachusetts and the District Court of Ohio approved that motion. On June13, 2005, Paxar filed an amended answer to the Massachusetts complaint with counterclaims seeking a declaratory judgment that ZIH’s patents-in-suit are not infringed and are invalid and/or unenforceable. On July 7, 2005, the parties stipulated to dismissal of the Massachusetts complaint with prejudice and dismissal of Paxar’s counterclaims and its Ohio declaratory judgment action without prejudice. On July 11, 2005, the Massachusetts district court granted the stipulated order and dismissed the case.

The outcome of litigation is inherently uncertain, particularly in cases such as these where sophisticated factual issues must be assessed and complex technical issues must be decided. As a result, we cannot accurately predict the outcome of these lawsuits. In the event we are unsuccessful in our defense of Paxar Americas’ infringement claims, we could be liable for economic and other damages, which could be material, and we may be forced to incur ongoing licensing expenses or to change how we design, manufacture and market our products. We have and will continue to incur substantial fees to prosecute and defend these lawsuits. We are unable at this time to estimate the range of the potential liability that would result from an unsuccessful defense, and consistent with the requirements of SFAS No. 5, Accounting for Contingencies, no liability has been recorded in Zebra’s consolidated financial statements as of July 2, 2005.

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

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections — a Replacement of APB Opinion No. 20 and FASB Statement No. 3, which changes the requirements for the accounting and reporting of a change in accounting principle. The Statement applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This Statement requires retrospective application to prior periods’ financial statements of change in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Zebra is required to adopt this statement during the first quarter of 2006. We do not expect the adoption of this statement to have a material impact on our financial condition or results of operations.

Significant Customer

ScanSource, Inc. is our most significant customer and our sales to them accounted for the following percentages of total net sales:

	July 2, 2005	July 3, 2004
For the three months ended	15.2%	14.0%
For the six months ended	15.5%	13.6%

No other customer accounted for 10% or more of total net sales during these time periods.

Significant Suppliers

Zebra sources some of our component parts from sole suppliers. A disruption in the supply of such component parts could have a material adverse effect on our operations and financial results.

Expectations

As stated on our quarterly conference call on July 27, 2005, we estimate net sales, gross profit margins, operating expenses, and earnings for the third quarter of 2005 as follows (in thousands, except per share amounts and percentages):

Third Quarter 2005
Net sales	$170,000 to $180,000
Gross profit margins	50.0% to 50.5%
Operating expenses	$49,000 to $51,000
Diluted earnings per share	$0.35 to $0.39

The effective tax rate is expected to be 34.75% of income before income taxes for the third quarter of 2005.

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

Item 3.                                                           Quantitative and Qualitative Disclosures About Market Risk

There were no material changes, except as discussed below, in Zebra’s market risk during the quarter ended July 2, 2005. For additional information on market risk, refer to the “Quantitative and Qualitative Disclosures About Market Risk” section of our Form 10-K for the year ended December 31, 2004.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended July 2, 1005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

In connection with the litigation between Paxar Americas, Inc. and Zebra and certain of its subsidiaries, Paxar Americas filed its Amended Complaint on March 31, 2005, dropping one of the eight originally asserted patents and adding two newly asserted patents. Paxar Americas also filed a motion to withdraw another of the originally asserted patents from the Amended Complaint. Zebra filed its Answer denying all infringement and asserting affirmative defenses including the invalidity of Paxar Americas’ asserted patent claims. On July 15, 2004, the Court heard argument from the parties regarding the proper construction of the claims of the patents-in-suit and the parties submitted post-argument briefs. On April 20, 2005, at the Court’s request, the parties identified disputed claim terms regarding the newly asserted patents and provided their respective positions regarding those terms to the Court. Fact discovery closed on June 10, 2005; expert discovery in this case is ongoing. The case currently is scheduled for trial in October 2005. See “Note 12 — Contingencies” in the Notes to our Consolidated Financial Statements included in this Report on Form 10-Q for further information regarding this lawsuit and related proceedings.

The outcome of litigation is inherently uncertain, particularly in cases such as these where sophisticated factual issues must be assessed and complex technical issues must be decided. As a result, we cannot accurately predict the outcome of these lawsuits. In the event we are unsuccessful in our defense of Paxar Americas’ infringement claims, we could be liable for economic and other damages, which could be material, and we may be forced to incur ongoing licensing expenses or to change how we design, manufacture and market our products. We have and will continue to incur substantial fees to prosecute and defend these lawsuits. We are unable at this time to estimate the range of the potential liability that would result from an unsuccessful defense, and consistent with the requirements of SFAS No. 5, Accounting for Contingencies, no liability has been recorded in Zebra’s consolidated financial statements as of July 2, 2005.

Item 4.    Submissions of Matters to a Vote of Security Holders

(a)                                  The Company held its Annual Meeting of Stockholders on May 17, 2005.

(b)                                 The Company’s stockholders voted on the following proposals:

1.                                       To elect two directors to the Company’s Board of Directors to hold office for a three-year term.

Directors	For	Authority Withheld
Edward L. Kaplan	66,116,580	1,168,783
Christopher G. Knowles	64,342,638	2,942,725

2.                                       To ratify the selection by the Audit Committee of the Board of Directors of Ernst & Young LLP as the independent auditors of the Company’s financial statements for the year ending December 31, 2005.

For	Against	Abstain
66,729,296	499,134	56,933

Item 6.    Exhibits and Reports on Form 8-K

31.1	Rule 13a-14(a)/15d-14(a) Certification
31.2	Rule 13a-14(a)/15d-14(a) Certification
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZEBRA TECHNOLOGIES CORPORATION

Date:	August 2, 2005	By:	/s/Edward L. Kaplan
Edward L. Kaplan
Chief Executive Officer

Date:	August 2, 2005	By:	/s/Charles R. Whitchurch
Charles R. Whitchurch
Chief Financial Officer