Form 10-Q
period 2005-10-01
ZEBRA TECHNOLOGIES CORP/DE
filed 2005-11-04
CIK 877212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2) Yes  ☐  No   ☒

As of October 28, 2005, there were the following shares outstanding:

Class A Common Stock, $.01 par value            70,351,568

ZEBRA TECHNOLOGIES CORPORATION

QUARTER ENDED OCTOBER 1, 2005

PART I - FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	October 1, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,449	$17,983
Investments and marketable securities	511,274	540,010
Accounts receivable, net	98,298	96,881
Inventories, net	63,684	59,255
Deferred income taxes	8,843	6,625
Prepaid expenses	5,172	3,884
Total current assets	705,720	724,638

Property and equipment at cost, less accumulated depreciation and amortization	47,523	46,283
Goodwill	69,097	61,793
Other intangibles, net	19,801	6,517
Other assets	40,160	22,991
Total assets	$882,301	$862,222

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$24,117	$24,130
Accrued liabilities	27,871	29,248
Current portion of obligation under capital lease	56	54
Income taxes payable	2,269	6,144
Total current liabilities	54,313	59,576
Obligation under capital lease, less current portion	75	117
Deferred income taxes	1,727	417
Deferred rent	571	564
Other long-term liabilities	5,145	3,894
Total liabilities	61,831	64,568

Stockholders’ equity:
Preferred stock	—	—
Class A common stock	722	718
Additional paid-in capital	94,003	84,180
Treasury stock	(68,164)	—
Retained earnings	789,798	706,489
Accumulated other comprehensive income	4,111	6,267
Total stockholders’ equity	820,470	797,654
Total liabilities and stockholders’ equity	$882,301	$862,222

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine months Ended
	October 1,	October 2,	October 1,	October 2,
	2005	2004	2005	2004
Net sales	$175,636	$171,176	$522,977	$488,180
Cost of sales	87,959	84,030	258,587	235,916
Gross profit	87,677	87,146	264,390	252,264

Operating expenses:
Selling and marketing	20,800	19,217	64,421	54,447
Research and development	11,501	9,596	34,222	27,725
General and administrative	14,489	11,917	46,246	37,242
Amortization of intangible assets	509	647	1,543	1,921
Acquired in-process technology	—	—	—	22
Exit costs	283	715	1,941	1,953
Total operating expenses	47,582	42,092	148,373	123,310

Operating income	40,095	45,054	116,017	128,954

Other income (expense):
Investment income	3,254	2,515	9,603	7,678
Interest expense	(41)	(7)	(71)	(39)
Foreign exchange gain	334	737	1,199	493
Other, net	251	(339)	(296)	(1,175)
Total other income	3,798	2,906	10,435	6,957

Income before income taxes	43,893	47,960	126,452	135,911
Income taxes	14,453	16,641	43,143	47,229
Net income	$29,440	$31,319	$83,309	$88,682

Basic earnings per share	$0.41	$0.44	$1.16	$1.24
Diluted earnings per share	$0.41	$0.43	$1.15	$1.22

Basic weighted average shares outstanding	71,263	71,696	71,653	71,489
Diluted weighted average and equivalent shares outstanding	71,822	72,673	72,347	72,485

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	Three Months Ended		Nine months Ended
	October 1,	October 2,	October 1,	October 2,
	2005	2004	2005	2004
Net income	$29,440	$31,319	$83,309	$88,682

Other comprehensive income (loss):
Foreign currency translation adjustment	(452)	(794)	(5,094)	(26)
Changes in unrealized gains and (losses) on hedging transactions, net of tax	(779)	(45)	2,266	864
Changes in unrealized gains on investments, net of tax	644	1,663	672	135
Comprehensive income	$28,853	$32,143	$81,153	$89,655

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Nine months Ended
	October 1,	October 2,
	2005	2004
Cash flows from operating activities:
Net income	$83,309	$88,682
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,559	9,030
Tax benefit from exercise of stock options	2,832	6,346
Acquired in-process technology	—	22
Deferred income taxes	(983)	(505)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(5,441)	(13,272)
Inventories	(5,548)	(11,472)
Other assets	(7,317)	(4,065)
Accounts payable	136	5,705
Accrued liabilities	(775)	(1,028)
Income taxes payable	(3,486)	2,697
Other operating activities	1,560	542
Net cash provided by operating activities	73,846	82,682

Cash flows from investing activities:
Purchases of property and equipment	(9,236)	(10,298)
Acquisition of assets of Retail Systems International, Inc.	(7,657)	—
Acquisition of intangible assets	(13,754)	—
Purchases of investments and marketable securities	(805,368)	(1,082,568)
Maturities of investments and marketable securities	520,470	728,872
Sales of investments and marketable securities	303,606	264,479
Net cash used in investing activities	(11,939)	(99,515)

Cash flows from financing activities:
Purchase of treasury shares	(70,421)	—
Proceeds from exercise of stock options and stock purchase plan purchases	9,252	13,660
Payments for obligation under capital lease	(40)	(419)
Other financing activities	—	(238)
Net cash provided by (used in) financing activities	(61,209)	13,003

Effect of exchange rate changes on cash	(232)	(167)

Net increase (decrease) in cash and cash equivalents	466	(3,997)
Cash and cash equivalents at beginning of period	17,983	14,266
Cash and cash equivalents at end of period	$18,449	$10,269

Supplemental disclosures of cash flow information:
Interest paid	$71	$39
Income taxes paid	46,191	39,515

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Basis of Presentation

Management prepared these unaudited interim consolidated financial statements for Zebra Technologies Corporation and subsidiaries (Zebra) according to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information required in full-year audited financial statements is omitted, as allowed by SEC rules and regulations. These omissions relate to information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States. See our annual financial statements with their notes in our Form 10-K for the year ended December 31, 2004, for these additional disclosures.

The consolidated balance sheet as of December 31, 2004, in this Form 10-Q is taken from the audited consolidated balance sheet in our Form 10-K. These interim financial statements include all adjustments necessary to present fairly Zebra’s consolidated financial position as of October 1, 2005, the consolidated results of operations for the three and nine months ended October 1, 2005 and October 2, 2004, and cash flows for the nine months ended October 1, 2005 and October 2, 2004. These results, however, are not necessarily indicative of results for the full year.

Note 2—Stock-Based Compensation

As of October 1, 2005, we had three stock-based compensation plans available for future grants. We account for these plans using the intrinsic value method in accordance with the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based compensation cost is reflected in net income, because all options granted under these plans had grant prices equal to the market value of the underlying common stock on the date of grant. The following table shows the effect on net income and earnings per share if we had applied the fair value recognition provisions of Statement of Financial Standards (SFAS) No. 123, Accounting for Stock-based Compensation (in thousands, except per share data):

	Three Months Ended		Nine months Ended
	October 1,	October 2,	October 1,	October 2,
	2005	2004	2005	2004
Net income	$29,440	$31,319	$83,309	$88,682
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(1,366)	(1,309)	(3,971)	(4,052)
Pro forma net income	$28,074	$30,010	$79,338	$84,630

Basic earnings per share:
As reported	$0.41	$0.44	$1.16	$1.24
Pro forma	0.39	0.42	1.11	1.18

Diluted earnings per share:
As reported	$0.41	$0.43	$1.15	$1.22
Pro forma	0.39	0.41	1.09	1.16

For pro forma purposes, the fair value of stock options granted prior to January 1, 2005, was determined using the Black-Scholes model. Zebra changed its fair value option pricing method from the Black-Scholes model to a binomial model for all options granted on or after January 1, 2005. We believe that the binomial model considers characteristics of fair value option pricing that are not recognized under the Black-Scholes model. Similar to the Black-Scholes model, the binomial model takes into account variables such as volatility, dividend yield rate and risk free interest rate. Additionally, the binomial model considers cancellation and historical exercise experience of Zebra to determine the option value. It also takes into account the illiquid nature of employee options during the vesting period and the probability that the option will be exercised prior to the end of its contractual life. For these reasons, we believe that the binomial model provides an estimated fair value that is more representative of actual experience and future expected experience than the value calculated in previous years using the Black-Scholes model.

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

Note 3 – Inventories

The components of inventories are as follows (in thousands):

	October 1,	December 31,
	2005	2004
Raw materials	$41,070	$34,041
Work in process	128	569
Finished goods	22,486	24,645
Total inventories	$63,684	$59,255

Note 4 – Business Combinations

Retail Systems International, Inc. On February 11, 2005, Zebra acquired certain assets of Retail Systems International, Inc. (RSI) for $7,657,000. Located in Chula Vista, California, RSI manufactures labels, tags and other printed media. The consolidated statements of earnings reflect the results of operations of RSI since the effective date of the purchase. The pro forma effect of this acquisition was not significant.

The following table (in thousands) summarizes the adjusted fair values of the assets acquired at the date of acquisition.

At February 11, 2005
Inventory	$238
Property and equipment	469
Intangible assets	1,073
Goodwill	5,877
Total assets acquired	$7,657

The purchase price was allocated to identifiable tangible assets and intangible assets acquired based on their estimated fair values. The intangible assets of $1,073,000 consist mainly of customer relationships with a useful life of 5 years. The goodwill is fully deductible for tax purposes.

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

Changes in unrealized gains and losses on investment securities are included in these financial statements as follows (in thousands):

	Three Months Ended		Nine months Ended
	October 1,	October 2,	October 1,	October 2,
	2005	2004	2005	2004

Changes in unrealized gains on available-for-sale securities, net of tax, recorded in accumulated other comprehensive income	$644	$1,663	$672	$135

All investments and marketable securities are classified as available-for-sale securities; therefore, there are no unrealized gains or losses on trading securities recorded in investment income.

Note 6—Stockholders’ Equity

Share count and par value data related to stockholders’ equity are as follows:

	October 1,	December 31,
	2005	2004
Preferred Stock
Par value per share	$0.01	$0.01
Shares authorized	10,000,000	10,000,000
Shares outstanding	—	—
Common Stock - Class A
Par value per share	$0.01	$0.01
Shares authorized	150,000,000	150,000,000
Shares issued	72,151,857	71,819,806
Shares outstanding	70,343,459	71,819,806
Treasury Stock
Shares held	1,808,398	—

During the third quarter of 2005, Zebra initiated a program to repurchase our own shares.  Under this program, we repurchased a total of 1,866,375 shares. These shares are being reissued for exercise of stock options and purchases under the stock purchase plan.

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

The components of other comprehensive income (loss) included in the Consolidated Statements of Comprehensive Income are as follows (in thousands):

	Three Months Ended		Nine months Ended
	October 1,	October 2,	October 1,	October 2,
	2005	2004	2005	2004
Foreign currency translation adjustments	$(452)	$(794)	$(5,094)	$(26)

Changes in unrealized gains and (losses) on foreign currency hedging activities:
Gross	$(1,210)	$(69)	$3,540	$1,329
Income tax (benefit)	(431)	(24)	1,274	465
Net	$(779)	$(45)	$2,266	$864

Changes in unrealized gains on investments classified as available-for-sale:
Gross	$1,033	$2,559	$1,090	$207
Income tax	389	896	418	72
Net	$644	$1,663	$672	$135

The components of other comprehensive income included in the Consolidated Balance Sheets are as follows (in thousands):

	As of
	October 1,	December 31,
	2005	2004
Foreign currency translation adjustments	$2,418	$7,512

Unrealized gains and (losses) on foreign currency hedging activities:
Gross	$1,309	$(2,231)
Income tax (benefit)	493	(781)
Net	$816	$(1,450)

Unrealized gains on investments classified as available-for-sale:
Gross	$1,406	$315
Income tax	529	110
Net	$877	$205

Total other comprehensive income	$4,111	$6,267

Note 8—Earnings Per Share

Earnings per share were computed as follows (in thousands, except per share amounts):

	Three Months Ended		Nine months Ended
	October 1,	October 2,	October 1,	October 2,
	2005	2004	2005	2004
Basic earnings per share:
Net income	$29,440	$31,319	$83,309	$88,682
Weighted average common shares outstanding	71,263	71,696	71,653	71,489
Per share amount	$0.41	$0.44	$1.16	$1.24

Diluted earnings per share:
Net income	$29,440	$31,319	$83,309	$88,682
Weighted average common shares outstanding	71,263	71,696	71,653	71,489
Add: Effect of dilutive securities – stock options	559	977	694	996
Diluted weighted average and equivalent shares outstanding	71,822	72,673	72,347	72,485
Per share amount	$0.41	$0.43	$1.15	$1.22

Potentially dilutive securities that were excluded from the earnings per share calculation consist of stock options with an exercise price greater than the average market price of the Class A common stock. These options were as follows:

	Three Months Ended		Nine months Ended
	October 1,	October 2,	October 1,	October 2,
	2005	2004	2005	2004
Potentially dilutive shares	831,000	—	814,000	1,800

Note 9—Goodwill and Other Intangible Asset Data

Intangible asset data are as follows (in thousands):

	October 1, 2005		December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Current technology	$26,011	$(8,955)	$12,258	$(7,746)
Customer relationships	3,406	(661)	2,333	(328)
Total	$29,417	$(9,616)	$14,591	$(8,074)

Unamortized intangible assets
Goodwill	$69,097		$61,793

Aggregate amortization expense
For the year ended December 31, 2004			$2,569
For the three months ended October 1, 2005	$509
For the nine months ended October 1, 2005	1,543

Estimated amortization expense
For the year ended December 31, 2005	2,341
For the year ended December 31, 2006	2,812
For the year ended December 31, 2007	2,761
For the year ended December 31, 2008	2,764
For the year ended December 31, 2009	2,639
For the year ended December 31, 2010	1,766
For the year ended December 31, 2011	1,692
For the year ended December 31, 2012	1,436
For the year ended December 31, 2013	1,436
For the year ended December 31, 2014	1,284
For the year ended December 31, 2015	413

During the first quarter of 2005, we made a final contingent payment related to the Atlantek acquisition for $1,287,000, which was added to goodwill.  In addition, we acquired certain assets of RSI with an adjusted allocation of net goodwill of $5,877,000, as described in Note 4.

During the first nine months of 2005, we acquired intangible assets in the amount of $14,827,000 for customer relationships, patents and licenses to use certain technology. These intangible assets will have a commercial life of 5 to 10 years.

We test the impairment of goodwill each year and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We completed our last assessment during June 2005. At that time, no adjustment to goodwill was necessary because of impairment.

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

Hedging of Net Monetary Assets

We use forward contracts and options to manage exposure related to our pound and euro denominated net monetary assets and designate these contracts and options as fair value hedges. We record gains and losses on these contracts and options in income each quarter along with the transaction gains and losses related to our net euro asset position, which would ordinarily offset each other to a large extent. Summary financial information related to these activities follows (in thousands):

	Three Months Ended		Nine months Ended
	October 1,	October 2,	October 1,	October 2,
	2005	2004	2005	2004
Gains and (losses) from foreign exchange derivatives	$(631)	$(445)	$970	$(100)
Gains on net foreign currency assets	965	1,182	229	593
Net foreign exchange gain	$334	$737	$1,199	$493

	As of
	October 1, 2005	December 31, 2004
Notional balance of outstanding contracts:
Pound	£20,885	£13,646
Euro	€34,000	€34,000

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

	As of
	October 1, 2005	December 31, 2004
Net unrealized gains and (losses) deferred in other comprehensive income:
Gross	$1,309	$(2,231)
Income tax (benefit)	493	(781)
Net	$816	$(1,450)

Notional balance of outstanding contracts	€33,200	€30,000
Hedge effectiveness	100%	100%

	2005	2004
Net gains and (losses) included in revenue for the:
Three months ended October 1, 2005	$1,413
Three months ended October 2, 2004		$69
Nine months ended October 1, 2005	$742
Nine months ended October 2, 2004		$(561)

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

Our Varades facility conducted the product development for our line of card printers and included the European service center for these printers. We transferred the product development activities to Camarillo, California, where we have manufactured these printers since 2001. We transferred the European card printer service operation to our Preston, United Kingdom, facility where the Europe, Middle East and African distribution of these printers already occurs. The Varades facility has been completely closed as of December 31, 2004. As of October 1, 2005, we incurred the following exit costs (in thousands):

Type of Cost	Total costs incurred to date
Severance, stay bonuses, and other employee-related expenses	$1,746
Asset disposal costs	64
Other exit costs	308
Total	$2,118

We expect to incur no further significant costs for this project.

During January 2004, we announced plans to consolidate our Warwick, Rhode Island, printer manufacturing and repair service into our Camarillo, California and Vernon Hills, Illinois locations. This transition was substantially complete by the end of 2004. The Warwick facility will continue to manufacture and distribute bar code label printer supplies, as well as house engineering, product management, and the key account sales functions for mobile products. The following table shows the exit costs incurred as of October 1, 2005 (in thousands).

Type of Cost	Total costs incurred to date
Severance, stay bonuses, and other employee-related expenses	$763
Other exit costs	476
Total	$1,239

We expect to incur no further significant costs for this project.

During December 2004, we announced plans to close and consolidate our Wakefield, Rhode Island, facility into our other North American facilities. This transition is expected to be complete by the end of 2005. The following table shows the exit costs incurred and remaining costs expected as of October 1, 2005 (in thousands).

Type of Cost	Costs incurred to date	Additional costs expected	Total costs expected to be incurred
Severance, stay bonuses, and other employee-related expenses	$140	$—	$140
Other exit costs	250	50	300
Total	$390	$50	$440

Zebra has a leased warehouse facility in Wokingham, United Kingdom, that currently is not utilized. The lease runs through October 2010, with annual rent of £192,500. The facility previously had been subleased at a profit through December 2003 when the subtenant left the facility. In 2004, we began efforts to market the building for sublease through the balance of the lease period. At that time, we recorded a reserve of approximately $670,000 for the estimated loss on rent based on the market conditions at that time. During the first quarter of 2005, we reviewed the current real estate market data related to this property and concluded that the prospects of subleasing the facility prior to lease expiration are remote, and Zebra will receive no economic benefit for the remaining lease payments. Therefore, during the first quarter of 2005, we recorded in exit costs additional reserves of approximately $1,524,000 for Zebra’s estimated liability under this lease.

Liabilities and expenses related to exit activities for the three and nine months ended October 1, 2005 were as follows (in thousands):

	Varades Closure	Warwick Consolidation	Wakefield Closure	Wokingham Lease	Total
Accrued liabilities related to exit activities at December 31, 2004	$155	$439	$90	$550	$1,234

Expenses incurred for the six months ended June 2, 2005	131	(28)	31	1,524	1,658
Expenses incurred for the three months ended October 1, 2005	34	(1)	250	—	283
Total expenses incurred for the nine months ended October 1, 2005	165	(29)	281	1,524	1,941

Less: Amounts paid for the nine months ended October 1, 2005	280	395	336	227	1,238

Exchange rate impact	—	—	—	(144)	(144)
Accrued liabilities related to exit activities at October 1, 2005	$40	$15	$35	$1,703	$1,793

The negative expenses related to adjustment of reserves due to changes in the estimates of expected costs.

Note 12—Contingencies

On April 24, 2003, Paxar Americas, Inc. (Paxar Americas) filed a patent infringement lawsuit in the United States District Court for the Southern District of Ohio against Zebra and certain of its subsidiaries. Paxar Americas’ Complaint alleges that certain of Zebra’s products infringe on one or more of eight identified Paxar Americas patents, although not every product is accused of infringing each patent. Zebra filed an Answer to Paxar Americas’ Complaint, denying Paxar Americas’ allegations of infringement and asserting several affirmative defenses, including the invalidity of Paxar Americas’ asserted patent claims. Paxar Americas moved to amend its Complaint to add two patents and a trademark-based claim and the Court granted the motion. Paxar Americas filed its Amended Complaint on March 31, 2005, dropping one of the eight originally asserted patents and adding two newly asserted patents. Paxar Americas also filed a motion to withdraw another of the originally asserted patents from the Amended Complaint. Zebra filed its Answer denying all infringement and asserting affirmative defenses including the invalidity of Paxar Americas’ asserted patent claims. On July 15, 2004, the Court heard arguments from the parties regarding the proper construction of the claims of the patents-in-suit and the parties submitted post-argument briefs. On April 20, 2005, at the Court’s request, the parties identified disputed claim terms regarding the newly asserted patents and provided their respective positions regarding those terms to the Court. Discovery closed on August 16, 2005. No decision has yet been issued in connection with the July 15, 2004 claim construction hearing. At the Court’s request the parties included in their summary judgment briefing additional arguments concerning claim construction in view of patents added to Paxar Americas’ Amended Complaint as well as developments in patent law subsequent to the claim construction hearing. On October 7, 2005, the parties completed extensive summary judgment briefing, and the Court has scheduled a hearing on the summary judgment motions for November 16, 2005. The Court advised the parties that a trial will not be scheduled before January 19, 2006.

We believe we have strong defenses to Paxar Americas’ infringement claims, but the outcome of litigation is inherently uncertain, particularly in cases such as this where sophisticated factual issues must be assessed and complex technical issues must be decided. As a result, we cannot accurately predict the outcome of this lawsuit, and we are unable to conclude that a loss is likely to occur. In the event we are unsuccessful in our defense of Paxar Americas’ infringement claims, we could be liable for economic and other damages, which could be material. Based on our damage expert’s report, we believe damages could be in the range of $100,000 to $20,000,000, but Paxar claims damages in an amount substantially higher. In addition, we may be forced to incur ongoing licensing expenses or to change how we design, manufacture and market certain of our products. We have and will continue to incur substantial legal fees to prosecute and defend this lawsuit. Consistent with the requirements of SFAS No. 5, Accounting for Contingencies, no liability has been recorded in Zebra’s consolidated financial statements as of October 1, 2005.

On January 31, 2003, a Writ of Summons was filed in the Nantes Commercial Court, Nantes, France, by Printherm, a French corporation, and several of its shareholders (collectively, “Printherm”), against Zebra Technologies France (“ZTF”), a French corporation and wholly-owned subsidiary of Zebra. Printherm seeks damages in the amount of €15,304,000 and additional unspecified damages in connection with ZTF’s termination of negotiations in December 2000 respecting the proposed acquisition by Zebra of the capital stock of Printherm. The negotiation was terminated based on unsatisfactory results of the ongoing due diligence. We believe that Printherm’s claims are without merit and that a loss is not likely to occur. We will vigorously defend the action.

Printherm filed bankruptcy proceedings on August 30, 2004, and the Commerical Court ordered its liquidation on November 30, 2004. The case was put on hold until the Court appointed liquidator filed a submission in August 2005, which started the proceedings again. ZTF is required to file its answer by the end of November 2005. The Court fixed a closing hearing on December 19, 2005.

Note 13—Warranty and Recycling Reserves. Zebra provides warranty coverage of up to one year on printers against defects in material and workmanship. A provision for warranty expense is recorded at the time of shipment and adjusted quarterly based on historical warranty experience. The following is a summary of Zebra’s accrued warranty obligation.

Warranty Reserve (in thousands)	Nine months Ended October 1, 2005	Nine months Ended October 2, 2004
Balance at beginning of period	$1,691	$1,351
Warranty expense during the period	4,417	2,643
Warranty payments made during the period	(4,167)	(2,347)
Balance at end of the period	$1,941	$1,647

During the third quarter of 2005, Zebra began providing for environmental recycling reserves similar to warranty reserves. In the United Kingdom, we have an obligation in the future to recycle printers that are returned to us upon our sale of a new printer to a customer. This reserve is based on all new printers sold after August 13, 2005, from our UK location. The following is a summary of Zebra’s accrued recycling obligation.

Recycling Reserve (in thousands)	Nine months Ended October 1, 2005
Balance at beginning of period	$—
Recycling expense during the period	318
Recycling payments made during the period	—
Balance at end of the period	$318

Note 14—Income Taxes. During the third quarter, Zebra completed the filing of the federal and state income tax returns for the year ended December 31, 2004. In addition, various state income tax audits were completed. Based on an analysis of the income tax reserve balance at the end of the quarter, we reduced our income tax reserve by $800,000 during the third quarter.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations: Third Quarter of 2005 versus third Quarter of 2004

Sales were up moderately from last year, although our rate of growth has slowed principally from sales declines of mobile printers to North American retailers, compared with last year’s record shipments. We had record sales in our Asia Pacific region and continued robust business in Latin America from the successful placement of Zebra personnel in those territories to expand and strengthen customer relationships. Further improvements in our supplies operation also contributed to our sales growth. Earnings per share declined from last year, as gross profit margin fell due to underutilized manufacturing capacity, and operating expense growth exceeded sales growth from higher legal activities as well as personnel costs and expenditures for projects to extend competitive leadership.

Sales

Sales to customers by product category, percent change, and percent of total sales for the three and nine months ended October 1, 2005 and October 2, 2004 were (in thousands, except percentages):

	Three Months Ended
	October 1,	October 2,	Percent	Percent of	Percent of
Product Category	2005	2004	Change	Total Sales - 2005	Total Sales - 2004
Hardware	$133,488	$135,383	(1.4)	76.0	79.1
Supplies	32,563	29,007	12.3	18.5	16.9
Service and software	6,309	5,431	16.2	3.6	3.2
Shipping and handling	1,863	1,286	44.9	1.1	0.8
Cash flow hedging activities	1,413	69	NM	0.8	—
Total sales	$175,636	$171,176	2.6	100.0	100.0

	Three Months Ended
	October 1,	October 2,	Percent	Percent of	Percent of
Product Category	2005	2004	Change	Total Sales - 2005	Total Sales - 2004
Hardware	$402,874	$381,027	5.7	77.1	78.1
Supplies	95,603	85,975	11.2	18.3	17.6
Service and software	19,015	18,233	4.3	3.6	3.7
Shipping and handling	4,743	3,506	35.3	0.9	0.7
Cash flow hedging activities	742	(561)	NM	0.1	(0.1)
Total sales	$522,977	$488,180	7.1	100.0	100.0

Sales to customers by geographic region, percent changes and percent of total sales for the three and nine months ended October 1, 2005 and October 2, 2004 were (in thousands, except percentages):

	Three Months Ended
	October 1,	October 2,	Percent	Percent of	Percent of
Geographic Region	2005	2004	Change	Total Sales - 2005	Total Sales - 2004
Europe, Middle East and Africa	$51,571	$48,553	6.2	29.4	28.4
Latin America	10,932	9,631	13.5	6.2	5.6
Asia-Pacific	18,983	13,578	39.8	10.8	7.9
Total International	81,486	71,762	13.6	46.4	41.9
North America	94,150	99,414	(5.3)	53.6	58.1
Total sales	$175,636	$171,176	2.6	100.0	100.0

	Nine months Ended
	October 1,	October 2,	Percent	Percent of	Percent of
Geographic Region	2005	2004	Change	Total Sales - 2005	Total Sales - 2004
Europe, Middle East and Africa	$170,422	$154,161	10.5	32.6	31.6
Latin America	33,956	27,522	23.4	6.5	5.6
Asia-Pacific	47,107	37,767	24.7	9.0	7.7
Total International	251,485	219,450	14.6	48.1	44.9
North America	271,492	268,730	1.0	51.9	55.1
Total sales	$522,977	$488,180	7.1	100.0	100.0

The trend of slower mobile printer sales, primarily to major retail customers in North America and Europe, Middle East and Africa (EMEA) regions, continued to restrict sales growth. By contrast, sales benefited from further strong sales growth in our Asia Pacific and Latin America regions as a result of the successful placement of Zebra sales representatives, sales engineers, and other personnel in those territories to expand and strengthen customer relationships. In addition, sales reflect higher supplies shipments in North America from operational improvements, more effective sales strategies and the addition of label converting capacity on the West Coast from the RSI acquisition.

New printer products (defined as printers released within 18 months prior to the end of the applicable fiscal period) accounted for 7.8% of printer sales in the third quarter of 2005 and 21.3% of printer sales in the third quarter of 2004. Year to-date new printer products accounted for 10.5% in 2005, compared with 25.7% for the corresponding period in 2004. The decline in sales of new printer products is the result of technical problems that delayed the introduction of various new products as well as the shifting of some new product engineering resources to environmental compliance. We expect several new printer products to begin shipping in the fourth quarter of 2005 and early in 2006.

Our international sales are denominated in multiple currencies, primarily the dollar, pound and euro, which cause our reported sales to be subject to fluctuations in currency rates. We estimate that favorable foreign exchange movements of the euro and the pound versus the dollar had a net positive effect of $585,000 on sales during the third quarter compared to the third quarter of 2004.

We currently hedge a portion of anticipated euro-denominated sales to protect Zebra against exchange rate movements. For the third quarter, this program resulted in a gain of $1,413,000 and a year-to-date gain of $742,000. See Note 10 to the financial statements for a more detailed discussion of this hedging program.

Printer unit volumes and average selling price information is summarized below:

	Three Months Ended			Nine months Ended
	October 1,	October 2,	Percent	October 1,	October 2,	Percent
	2005	2004	Change	2005	2004	Change
Total printers shipped	178,720	169,770	5.3	527,881	485,353	8.8
Average selling price of printers shipped	$621	$659	(5.8)	$639	$649	(1.5)

Gross Profit

Gross profit information is summarized below (in thousands, except percentages):

	Three Months Ended			Nine months Ended
	October 1,	October 2,	Percent	October 1,	October 2,	Percent
	2005	2004	Change	2005	2004	Change
Gross Profit	$87,677	$87,146	0.6	$264,390	$252,264	4.8
Gross Margin	49.9	50.9		50.6	51.7

The 1.0 percentage point decline in gross profit margin compared to last year was principally due to under-absorption of manufacturing overhead. Distribution and warranty costs also contributed to the decline in margins.

Selling and Marketing Expenses

Selling and marketing expenses are summarized below (in thousands, except percentages):

	Three Months Ended			Nine months Ended
	October 1,	October 2,	Percent	October 1,	October 2,	Percent
	2005	2004	Change	2005	2004	Change
Selling and marketing expenses	$20,800	$19,217	8.2	$64,421	$54,447	18.3
Percent of sales	11.8	11.2		12.3	11.2

Higher selling and marketing expenses reflect ongoing investments in demand-generating activities to build brand equity in our core product lines as well as in the emerging area of radio frequency identification (RFID). During the third quarter of 2005, selling and marketing expenses increased due to higher payroll costs of $1,257,000 and increased travel and entertainment of $307,000. The increased staffing was primarily focused on increasing our presence in targeted geographic territories to support growth in those regions, building sales and marketing teams to deliver vertical market applications, and strengthening strategic alliances with complementary companies. For the first nine months of 2005, increases were also seen in business development, outside commissions, and information systems expenses.

Research and Development Costs

The development of new products and enhancement of existing products are important to Zebra’s business and growth prospects. To maintain and build our product pipeline, we made investments in research and development, summarized below (in thousands, except percentages):

	Three Months Ended			Nine months Ended
	October 1,	October 2,	Percent	October 1,	October 2,	Percent
	2005	2004	Change	2005	2004	Change
Research and development costs	$11,501	$9,596	19.9	$34,222	$27,725	23.4
Percent of sales	6.5	5.6		6.5	5.7

Quarterly product development expenses fluctuate widely depending on the status of on-going projects. We are committed to a long-term strategy of significant investment in product development. For the third quarter of 2005, project expenses increased by $1,063,000, and professional services increased $319,000 in relation to the third quarter of 2004. For the first nine months of 2005, payroll costs and information systems expenses also increased. Included in the year to-date, research and development cost increase are write-offs of tooling and other materials related to product development in the amount of $2,118,000 for 2005.

To date in 2005, we incurred research and development costs to re-engineer our products to make them compliant with new environmental laws that go into effect in 2006. These laws include eliminating the lead content in our products. These environmental compliance costs totaled $911,000 for the third quarter and $1,833,000 for the year to-date. We are expecting this amount to be approximately $2,700,000 for the full year.

General and Administrative Expenses

General and administrative expenses are summarized in the table below (in thousands, except percentages):

	Three Months Ended			Nine months Ended
	October 1,	October 2,	Percent	October 1,	October 2,	Percent
	2005	2004	Change	2005	2004	Change
General and administrative expenses	$14,489	$11,917	21.6	$46,246	$37,242	24.2
Percent of sales	8.2	7.0		8.8	7.6

For the third quarter of 2005, general and administrative expenses increased due to higher payroll costs of $487,000, increased recruiting expenses of $213,000 and higher legal expenses of $1,540,000. The higher legal expenses are related to work on intellectual property matters, including litigation with Paxar as described in Note 12. We expect higher legal expenses to continue for subsequent quarters based on the legal activity we are currently experiencing.

Operating Income

Operating income is summarized in the following table (in thousands, except percentages):

	Three Months Ended			Nine months Ended
	October 1,	October 2,	Percent	October 1,	October 2,	Percent
	2005	2004	Change	2005	2004	Change
Operating income	$40,095	$45,054	(11.0)	$116,017	$128,954	(10.0)
Percent of sales	22.8	26.3		22.2	26.4

Non-operating Income and Expenses

Zebra’s non-operating income and expense items are summarized in the following table (in thousands):

	Three Months Ended		Nine months Ended
	October 1,	October 2,	October 1,	October 2,
	2005	2004	2005	2004
Investment income	$3,254	$2,515	$9,603	$7,678
Interest expense	(41)	(7)	(71)	(39)
Foreign exchange gain (losses)	334	737	1,199	493
Other, net	251	(339)	(296)	(1,175)
Total other income	$3,798	$2,906	$10,435	$6,957

Rate of Return Analysis:
Average cash and marketable securities balances	$551,767	$510,992	$543,858	$485,444
Annualized rate of return	2.4%	2.0%	2.4%	2.1%

Income Taxes

The effective income tax rate for the third quarter of 2005 was 32.9%, compared to 34.8% for the same time period last year. During the third quarter, we reduced tax reserves as a result of favorable outcomes of several state income tax audits during the quarter. For the year to-date, the effective income tax rate was 34.1% for 2005 and 34.8% for 2004.

Net Income

Zebra’s net income is summarized below (in thousands, except per share amounts):

	Three Months Ended		Nine months Ended
	October 1,	October 2,	October 1,	October 2,
	2005	2004	2005	2004
Net income	$29,440	$31,319	$83,309	$88,682
Diluted earnings per share	$0.41	$0.43	$1.15	$1.22

Liquidity and Capital Resources

During the third quarter of 2005, Zebra initiated a program to repurchase our own shares. Under this program, we repurchased a total of 1,866,375 shares for $70,421,000. As a result, Zebra’s cash and investment balances decreased to $529,723,000 as of October 1, 2005, compared with $557,993,000 at December 31, 2004. Other factors affecting cash and investment balances during the first nine months of 2005 include (note that changes discussed below include the impact of foreign currency):

•                  Operations provided cash in the amount of $73,846,000, primarily from net income.

•                  Accounts receivable increased $5,441,000 year-to-date because of higher sales. Days sales outstanding remained unchanged at 51 days in the third quarter of 2005, compared with the end of 2004.

•                  Inventories increased $5,548,000. Inventory turns were down to 5.5 from 5.7 at the end of 2004.

•                  Taxes payable decreased $3,486,000 because of the timing of income tax payments.

•                  Purchases of property and equipment totaled $9,236,000.

•                  Acquisition of assets of Retail Systems International, Inc. totaled $7,657,000.

•                  Acquisition of intangible assets totaled $13,754,000.

•                  Net sales of investments and marketable securities totaled $18,708,000.

•                  Stock option exercises and purchases under the stock purchase plan contributed $9,252,000.

Management believes that existing capital resources and funds generated from operations are sufficient to finance anticipated capital requirements. It is our intention to actively pursue opportunities to acquire other businesses.

Critical Accounting Policies and Estimates

Management prepared the consolidated financial statements of Zebra Technologies Corporation under accounting principles generally accepted in the United States of America. These principles require the use of estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions being used are reasonable, based upon the information available.

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

Growth Rebates

Some of our channel program partners are offered incentive rebates based on the attainment of specific growth targets they purchase from us over a quarter or year. These rebates are recorded as a reduction to revenue. Each quarter, we estimate the amount of outstanding volume rebates and establish a reserve for them based on shipment history. Historically, actual volume rebates have been in line with our estimates.

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

Investments and Marketable Securities

Investments and marketable securities at October 1, 2005 consisted of U.S. government securities (13.5%), state and municipal bonds (74.0%), corporate bonds (4.1%) and partnership interests (8.4%). We classify our marketable equity and debt securities in one of three categories: trading, available-for-sale or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities that Zebra has the ability and intent to hold until maturity. All securities not included in trading or held-to-maturity are classified as available-for-sale.

Trading and available-for-sale securities are recorded at fair value. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of discounts or premiums. Unrealized holding gains and losses on trading securities are included in earnings. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders’ equity until realized. As of October 1, 2005, all of Zebra’s investments and marketable securities are classified as available-for-sale.

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

We reserve for estimated credit losses based upon historical experience and specific customer collection issues. Over the last three years, accounts receivable reserves varied from 1.5% to 2.8% of total accounts receivable. Accounts receivable reserves as of October 1, 2005, were $1,702,000, or 1.7% of the balance due. We feel this reserve level is appropriate considering the quality of the portfolio as of October 1, 2005. While credit losses have historically been within expectations and the provisions established, we cannot guarantee that our credit loss experience will continue to be consistent with historical experience.

Inventories

We value our inventories at the lower of the actual cost to purchase or manufacture using the first-in, first-out (FIFO) method, or the current estimated market value. We review inventory quantities on hand and record a provision for excess and obsolete inventory based on forecasts of product demand and production requirements for the subsequent twelve months.

Over the last three years, our reserves for excess and obsolete inventories have ranged from 10.4% to 13.1% of gross inventory. As of October 1, 2005, reserves for excess and obsolete inventories were $9,370,000, or 12.7% of gross inventory. We feel this reserve level is appropriate considering the quantities and quality of the inventories as of October 1, 2005.

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

If we believe that one or more of the above indicators of impairment have occurred, we measure impairment based on projected discounted cash flows using a discount rate that incorporates the risk inherent in the cash flows. Net intangible assets, long-lived assets and goodwill amounted to $136,421,000 as of October 1, 2005.

Contingencies

We record estimated liabilities related to contingencies based on our estimates of the probable outcomes. Quarterly, we assess the potential liability related to pending litigation, tax audits and other contingencies and confirm or revise estimates and reserves as appropriate.

For a discussion of the Paxar and Printherm litigation matters, see Note 12 in the Notes to the Consolidated Financial Statements.

New Accounting Pronouncements

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

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections – a Replacement of APB Opinion No. 20 and FASB Statement No. 3, which changes the requirements for the accounting and reporting of a change in accounting principle. The Statement applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This Statement requires retrospective application to prior periods’ financial statements of change in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Zebra is required to adopt this statement during the first quarter of 2006. We do not expect the adoption of this statement to have a material impact on our financial condition or results of operations.

Significant Customer

ScanSource, Inc., a distributor, is our most significant customer and our sales to them accounted for the following percentages of total net sales:

	October 1, 2005	October 2, 2004
For the three months ended	15.9%	14.1%
For the nine months ended	15.6%	13.8%

No other customer accounted for 10% or more of total net sales during these time periods.

Significant Suppliers

Zebra sources some of our component parts from sole suppliers. A disruption in the supply of such component parts could have a material adverse effect on our operations and financial results.

Renesas Technology America, Inc. is the sole supplier of microprocessors for certain Zebra printers. Renesas informed Zebra that some of Renesas’ microprocessors were found to infringe a United States patent owned by Translogic Technology, Inc. An injunction against Renesas was subsequently stayed by the U.S. Court of Appeals for the Federal Circuit. The affected microprocessors are used in certain Zebra printers which represented less than 5% of Zebra’s total sales during the third quarter of 2005, and such percentage may increase in the future. In a parallel proceeding, the United States Patent and Trademark Office ruled that all claims of Translogic’s patent are invalid. This ruling was affirmed by the PTO’s Board of Patent Appeals and Interferences. These rulings are the subject of appeals, and based upon the PTO’s actions, Zebra and Renesas believe Renesas will prevail. However, if Translogic prevails in the appeals process, Translogic could disrupt Zebra’s access to the affected microprocessors, which may have an adverse effect on our operations and financial results.

Expectations

As stated on our quarterly conference call on November 1, 2005, we estimate net sales, gross profit margins, operating expenses, and earnings for the fourth quarter of 2005 as follows (in thousands, except per share amounts and percentages):

Fourth Quarter 2005
Net sales	$170,000 to $180,000
Gross profit margins	50.0% to 51.0%
Operating expenses	$48,500 to $50,000
Diluted earnings per share	$0.36 to $0.41

These estimates do not take into consideration acquisitions, dispositions or other significant corporate events which may occur in the fourth quarter. The effective tax rate is expected to be 35% of income before income taxes for the fourth quarter of 2005.

Safe Harbor

Forward-looking statements contained in this filing, including without limitation the information contained in “Expectations” directly above, are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995 and are highly dependent upon a variety of important factors which could cause actual results to differ materially from those reflected in such forward looking statements. These factors include market acceptance of Zebra’s printer and software products and competitors’ product offerings. They also include the effect of market and economic conditions in North America. Due to the large percentage of Zebra’s international sales, financial results are subject to fluctuation and may be affected by foreign exchange rates and market, political and economic conditions in other geographic regions. Profits will be affected by Zebra’s ability to control manufacturing and operating costs and to execute on new product development plans. Because of Zebra’s large investment portfolio, interest rate and financial market conditions will also have an impact on results. When used in this document and documents referenced herein, the words “anticipate,” “believe,” “estimate,” “will” and “expect” and similar expressions as they relate to Zebra or its management are intended to identify such forward-looking statements. Readers of this document are referred to prior filings with the Securities and Exchange Commission, including the Risk Factors portion of Management’s Discussion and Analysis of Financial Condition and Results of Operation in Zebra’s Form 10-K for the year ended December 31, 2004, for a further discussion of issues that could affect Zebra’s future results. Zebra undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this report.

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

There were no material changes, except as discussed below, in Zebra’s market risk during the quarter ended October 1, 2005. For additional information on market risk, refer to the “Quantitative and Qualitative Disclosures About Market Risk” section of our Form 10-K for the year ended December 31, 2004.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended October 1, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

See Note 12 in the Notes to the Consolidated Financial Statements included in this Form 10-Q.

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

ZEBRA TECHNOLOGIES CORPORATION

Date: November 3, 2005	By:	/s/Edward L. Kaplan
Edward L. Kaplan
Chief Executive Officer

Date: November 3, 2005	By:	/s/Charles R. Whitchurch
Charles R. Whitchurch
Chief Financial Officer