Form 10-K
period 2005-12-31
ZEBRA TECHNOLOGIES CORP/DE
filed 2006-02-28
CIK 877212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act).
Yes  ☒ No☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Act).

Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Act).

Yes  ☐ No ☒

As of July 1, 2005, the aggregate market value of each of the registrant’s Class A Common held by non-affiliates was approximately $3,192,500,000. The closing price of the Class A Common Stock on July 1, 2005, as reported on the Nasdaq Stock Market, was $44.28 per share.

As of February 23, 2006, 70,562,061 shares of Class A Common Stock, par value $.01 per share, were outstanding.

Documents Incorporated by Reference

Certain sections of the registrant’s Notice of Annual Meeting of Stockholders and Proxy Statement for its Annual Meeting of Stockholders to be held on May 9, 2006 are incorporated by reference into Part III of this report.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

INDEX

PART I
Item 1.	Business
Item 1A.	Risk Factors
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

PART II
Item 5.	Market for Registrant’s Common Stock and Related Stockholder Matters
Item 6.	Selected Consolidated Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
Item 9A.	Controls and Procedures

PART III
Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions
Item 14.	Principal Accounting Fees and Services

PART IV
Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

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

Item 1.    Business

The Company

Zebra Technologies designs, manufactures and distributes specialty printing devices that print variable information on demand at the point of issuance. These devices are used worldwide by manufacturers, service organizations and governments for automatic identification, data collection and personal identification in applications that improve productivity, deliver better customer service and provide more effective security. Our product range consists of direct thermal and thermal transfer label and receipt printers, radio frequency identification (RFID) printer/encoders, dye sublimation card printers, and digital photo printers. We also sell a comprehensive range of specialty supplies consisting of self-adhesive labels, thermal transfer ribbons, thermal printheads, batteries and other accessories, including software for label design and printer network management.

We design our products to operate at the point of issuance to produce and dispense high-quality labels, plastic cards, and photographs on demand. The exceptional diversity of applications using our printer products for barcoding and personal identification is comprised of routing and tracking, transactions processing, and identification and authentication. They include applications that require high levels of data accuracy and where speed and reliability are critical. They also include specialty printing for receipts and tickets where improved customer service and productivity gains may be the primary reason for printing, rather than a barcoding application. Plastic cards are used for secure, reliable personal identification or access control. Digital photo printers are sold on an OEM basis to professional photographers and for use in kiosks at retail and other locations.

Applications for our technology span most industries and geographies. They include inventory control, small package delivery, baggage handling, automated warehousing, JIT (Just-In-Time) manufacturing, employee time and attendance records, file management systems, hospital information systems, medical specimen labeling, shop floor control, in-store product labeling, employee ID cards, driver’s licenses, and access control systems. As of December 31, 2005, management estimates that Zebra has sold almost 5,000,000 printers to users in approximately 100 countries.

We believe competitive forces on businesses worldwide to strengthen security, reduce costs, improve quality, deliver better customer service, and increase productivity, support the adoption of bar code, RFID and specialty printing applications because these technologies deliver significant and predictable economic benefits. Industry-mandated compliance requirements for bar code labeling and RFID tagging are also important catalysts in the deployment of these systems. We also believe that companies are adopting automatic identification systems that incorporate barcoding and RFID for business improvement applications. Many of these applications make increasing use of enterprise-wide resource planning (ERP) and other process improvement systems in manufacturing and service organizations. Greater emphasis on supply chain management, the drive to reduce errors in healthcare, and heightened concern over safety and security will lead to increased use of automatic identification systems. Still other applications are taking advantage of recent advances in wireless and hand-held computing technologies.

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

Products

Our printers are used to produce bar code labels, RFID “smart” labels, receipts and tags, plastic cards, and photographs. We also sell related specialty labeling materials, thermal ink ribbons, and bar code label design and network management software. These products are used to provide bar code labeling, personal identification, and specialty printing solutions principally in the manufacturing, retail, service, and government sectors of the economy. We work closely with distributors, resellers and end users of our products to design and implement labeling solutions that meet their technical demands. To achieve this flexibility, we provide our customers with a broad selection of printer models, each of which can be configured for a specific application. Additionally, we will select and, if necessary, create appropriate labeling stock, ink ribbons and adhesives to suit a particular application. In-house engineering personnel in software, mechanical, electronic and chemical engineering participate in the creation and development of bar code labeling solutions for particular applications.

Sales of hardware (printers and replacement parts) and supplies were as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003
Hardware	$540,679	$518,556	$409,144
Percent of sales	77.0	78.2	76.3
Supplies	$129,183	$116,877	$98,556
Percent of sales	18.4	17.6	18.4

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

Of the major printing technologies, which include ink jet, laser and impact dot matrix, management believes that direct thermal and thermal transfer technologies are best suited for most bar code labeling applications. Thermal transfer printing produces dark, solid blacks and sharply defined lines that are important for printing readily scannable bar codes. These images can be printed on a wide variety of labeling materials, which enable users to affix bar code labels to virtually any object. This capability is very important in the industrial and service sectors Zebra serves. Direct thermal printing is best suited where simplicity, lightweight and cost are important factors in the application. Accordingly, this technology is found principally in Zebra’s mobile and desktop units.

We offer 33 bar code printer models with numerous variations, including:

Performance Tabletop Printers. Zebra produces high-end printers targeted at applications requiring continuous operation in high output, mission-critical settings. These units provide a wide variety of optional configurations, features, print widths, speeds and dot densities. We offer four models under the XiIII Plus Series line. List prices range from $2,995 to $7,495.

RFID Printer/Encoders. Zebra also manufactures and markets a growing line of printer/encoders used for radio frequency identification (RFID) in the retail supply chain, for defense logistics, and other applications. These units are used to print and encode “smart labels” in a single pass. Smart labels are printable labels embedded with an ultra-thin radio frequency transponder. Information encoded in these transponders can then be read and modified by a radio frequency reader. As of December 31, 2005, we offered four RFID and two RFID-ready printer/encoders, which have list prices from $1,695 to $6,995.

Mid-Range Tabletop Printers. We offer six printer models designed for less demanding applications. These units have fewer option configurations and features for a lower price. Products in this category consist of the Zebra Stripe®, S and Z Series as well as the TLP 2746e printers. List prices range from $1,145 to $3,490.

Desktop Printers. Applications with low volume suit Zebra’s desktop printers. We currently offer six desktop models consisting of direct thermal and thermal printers in two-, three- and four-inch widths. List prices range from $395 to $895.

Mobile Printers. Zebra makes 8 mobile printer models, which provide durability, light weight and wireless connectivity interfaces. These printers print in two-, three- and four-inch widths and are marketed under the Cameo, QL, TR, PS, PA/PT and RW lines. List prices range from $550 to $4,795.

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

Card Printers

Zebra makes 11 card printer models for printing national identity cards, driver’s licenses, employee identification badges, smart cards, on-demand access control cards, gift cards and customer loyalty cards. These cards can typically be printed in seconds for less than one dollar each. Users can select from a number of printer options, including monochrome and color printing, single- and two-sided printing, lamination, and magnetic stripe and smart card encoding. Bar codes, smart chips and magnetic stripe encoding can be used to record such personal data as health records, financial transactions, security access codes and vital statistics. We offer two “c-Series” and nine “i-Series” card printers. Printers in the “i-Series” incorporate features that automatically optimize printer settings for a given ribbon. The list prices for all of Zebra’s card printers range from $1,795 to $7,995.

Photo Printers

Digital photo printing is an extension of our core thermal printing technology. With the November 2003 acquisition of Atlantek we began producing digital photo printers; we currently manufacture two printers jointly developed with and marketed by Eastman Kodak. Our high-speed thermal photo printer is sold as the Kodak Professional ML-500 Digital Photo Print System. The ML-500 is designed for professional photographers for use in event and in-studio printing and can print an 8x10 photograph in about 13 seconds. During the fourth quarter of 2005, we introduced a second printer designed to work as part of a photo kiosk or a standalone in professional photography applications. We currently sell this printer on an OEM basis to Eastman Kodak, which incorporates the printer into Kodak photo kiosks and markets the standalone version as the Kodak Professional 9810 Digital Photo Printer.

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

Software

Zebra has specialized printer management, label design and driver solutions to help unlock the full potential of Zebra printers. The ZebraLink Solutions suite of networking, software, firmware, and printer management products is designed for ease of integration and use, from small business to enterprise supply chain applications. Our goal is to provide software that enables high levels of functionality to all major computer network and software systems. Network systems include Ethernet, 802.11 and Bluetooth™ wireless systems. Operating systems include Windows, UNIX, Linux and various IBM systems

The ZebraNet Bridge Enterprise printer management application enables organizations to efficiently deploy, manage and monitor Zebra printers from a single location. Leveraging the powerful printer management features built into many Zebra printers and Zebra print servers, ZebraNet Bridge Enterprise delivers real-time printer error and status notifications for maximum up-time performance. Easy to use and flexible tools within the program allow system administrators to create highly manageable printer groups for real-time control and monitoring of Zebra printers on their network.

Label design and integration software is specifically designed to optimize the performance of Zebra bar code label printers. In 2005, we introduced ZebraDesigner™ and ZebraDesigner™ Pro, label design and printer configuration tools that bring greater ease of use and improved functionality to the label design and printing process. Zebra also offers BAR-ONE for mySAPâ Business Suite for users of the SAPâ ERP system. To facilitate using Zebra printers with a broad range of software applications, Zebra offers Windows printer drivers designed to optimize the printer experience.

To expand the global applications for its software and printers, we are developing multi-lingual capabilities in our software and user interfaces.

Maintenance Services

For bar code label and receipt printers, we currently provide service at depot repair centers at our Vernon Hills, Illinois, Preston, U.K. and the Netherlands facilities. We also provide service at a depot repair center in Toronto, Canada through a partnership with Getronics. Zebra Authorized Service Providers (ZASP) also provide repair services for most Zebra products at their locations. In addition, IBM and National Service Center (NSC) provide on-site repair services in the United States. We share the revenue for on-site service contracts sold by IBM and NSC for Zebra printing systems installed in the United States, and with IBM in Europe. Outside of the United States, Zebra’s resellers in each country may provide maintenance service, either directly as ZASPs or through independent service agents. Zebra also provides service and technical support assistance from in-house support personnel located in the United States, the United Kingdom and Singapore, who are available by telephone hotline five days a week during regular local business hours. Also, for most Zebra products, Zebra provides interactive technical support via the Internet, which can be accessed through Zebra’s Web site, www.zebra.com, 24 hours a day, seven days a week.

The card printer depot repair facilities are located in Camarillo, California and Preston, U.K. Card printer resellers can receive technical support assistance from in-house support personnel located in the United States, the United Kingdom and Singapore, who are available by telephone during regular business hours. In addition, on-line support for card printers can be accessed through the Web site, www.zebracard.com, 24 hours a day, seven days a week.

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

Thermal transfer printing is used in all performance and some mid-range, desktop and mobile bar code label printers, as well as high-speed print engines. This technology creates an image by applying an electrically heated printhead to a ribbon that releases ink onto labeling/ticketing media. The benefits of thermal transfer printing include superior image quality, the ability to print on a wide variety of smooth-surfaced materials, no requirement for specially coated or formulated labeling/ticketing media and the ability to use inks that are not viable with alternative printing technologies.

Direct thermal printing is used in some mid-range, desktop and mobile printer products. Direct thermal printing creates an image by applying the heated printhead directly to specially treated paper, which changes color when heated. Direct thermal technology is preferable where image durability is less critical and where the application does not require specialty-labeling materials such as plastics or metal foils.

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

Zebra also sells radio frequency identification (RFID) printer/encoders that can encode data into RFID transponders embedded in direct thermal or thermal transfer printable labels. These “smart labels” are finding growing acceptance in commercial and military supply chain management, as well as many closed-loop proprietary tracking applications. Zebra-manufactured printer/encoders and smart labels support both HF (13.56 MHz) and UHF (860-960 MHz) applications for RFID.

Sales and Marketing

Sales. We sell our products primarily through distributors, value-added resellers (VARs), and original equipment manufacturers (OEMs). We also sell our products directly to a select number of named accounts. For media and consumables, we also sell directly to end users through the Internet and telesales operations. Distributors and VARs purchase, stock and sell a variety of automatic identification components from different manufacturers and customize systems for end-user applications using their systems and application integration expertise. Because these sales channels provide specific software, configuration, installation, integration and support services required by end users within various market segments, these relationships allow Zebra to reach end users throughout the world in a wide variety of industries. Zebra experiences a minor amount of seasonality in sales, depending on the geographic region and/or vertical market.

We functionally classify our direct VARs as Premier Partners, Advanced Partners, or Associate Partners, depending on their business competencies, depth and breadth of their sales teams, customer support capabilities, contribution to Zebra’s strategic goals, and sales commitment to Zebra. In addition, we offer VARs the opportunity to earn certifications for mobile/wireless printers, supplies, service and radio frequency identification (RFID) expertise. Beginning in 2005, we have also added certifications for demonstrated expertise in vertical markets that we have targeted for future growth. We also sell through distributors, which in turn sell to an extended VAR community. All VARs, as well as OEMs and systems integrators, provide customers with a variety of automatic identification components including scanners, accessories, applications software and systems integration expertise, and, in the case of some OEMs, resell the Zebra-manufactured products under their own brands as part of their own product offering. We believe that the breadth of this indirect channel network, both in terms of variety and geographic scope, enhances our ability to compete.

In some instances, we have designated a customer as a Strategic Account when purchases of Zebra products reach specified levels and support requirements for the account become highly customized. Zebra sales personnel, either alone or together with our partners, manage these Strategic Accounts to ensure their needs, including consistent support for projects and applications, are being met.

The sales function also encompasses a group that manages a small number of Global Alliances. They direct the business development strategies for a limited number of third-party relationships that are strategic to new demand creation for specific vertical markets and/or specific applications.

Sales to international customers as a percent of net sales were as follows:

	Year Ended December 31,
	2005	2004	2003
Percent of sales	48.5	45.8	45.5

We believe that international sales have the long-term potential to grow faster than domestic sales because of the lower penetration of automatic identification applications outside North America. As a result, Zebra has invested resources to support our international growth and currently operates facilities and sales offices, or has representation, in 26 different countries.

Marketing. Marketing operations encompass marketing communications, product marketing, vertical marketing, solutions marketing, market research and channel marketing functions. The product marketing group identifies, evaluates and recommends new product opportunities and manages product introductions, positioning and demand creation. Product marketing also focuses on strategic planning and market definition and analyzes Zebra’s competitive strengths and weaknesses.

Customers

Zebra has sold almost 5,000,000 bar code label and card printers to customers in about 100 countries as of December 31, 2005.

Sales to ScanSource, Inc., a distributor of automatic identification products, as a percent of net sales were as follows:

	Year Ended December 31,
	2005	2004	2003
Percent of sales	15.6	14.1	13.8

No other customer accounted for 10% or more of total net sales during these years.

Production and Manufacturing

We design our products to optimize product performance, quality, reliability, durability and versatility. These designs combine cost-efficient materials, sourcing and assembly methods with high standards of workmanship. We assemble our products in-house largely on a configure-to-order basis using components that have been sourced from around the world. We have the in-house capability to produce mechanical and selected electronic assemblies and design many of our own tools, fixtures and test equipment. Often, our manufacturing and test engineers coordinate the development of new products with our new product engineers and vendors. This collaboration increases manufacturing efficiency by specifying and designing manufacturing processes and facilities simultaneously with product design.

We buy prefabricated component parts and subassemblies for use in the manufacture of our products. Critical subassemblies include printheads, power supplies, integrated circuits, and stepper motors, which are obtained from domestic and foreign suppliers at competitive prices. Purchase contracts provide for price increases in the event of certain increases in the costs of raw materials. Zebra typically experiences significant variance in demand thus carries inventory and partners with key suppliers to deal with the variation.

Research and Development

Zebra had research and development expenditures as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003
Research and development expenditures	$46,000	$37,093	$31,759
Percent of sales	6.6	5.6	5.9

We devote significant resources to developing new printing solutions for our target markets and ensuring that our efficiently manufactured products maintain high levels of reliability.

Competition

Many companies are engaged in the design, manufacture and marketing of bar code label printers, card personalization solutions and dye sublimation photo printers. We consider our direct competition in bar code label and receipt printing to be producers of on-demand thermal transfer and direct thermal label printing systems and supplies. We also compete, however, with companies engaged in the design, manufacture and marketing of printing systems that use alternative technologies, such as impact dot matrix, ink-jet and laser printing. Similarly, we consider manufacturers of card personalization systems that are based on a broad range of alternative technologies as competition.

Dye sublimation, the technology incorporated in our card printer, is only one of several commercially available types of equipment used to personalize cards. We also compete with companies that produce identification cards using alternative technologies, which include ink-jet, thermal transfer, embossing, film-based systems, encoders, laser engraving and large-scale dye sublimation printers. These card personalization technologies offer viable alternatives to Zebra’s card printers and provide effective competition from a variety of companies, many of which are substantially larger than Zebra. In addition, service bureaus compete for end user business and provide an alternative to the purchase of our card printing equipment and supplies. Manufacturers also use dye sublimation technology in their digital photo printers.

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

We face competition in one or more of our product lines from the many competitors, including the following (listed in alphabetical order): Altech; Argox; Canon; CIM; Cognitive Solutions, a subsidiary of Axiohm Transaction Solutions; ColorX; Copal; Datacard; Datamax, a unit of Dover Corporation; Evolis; Fargo Electronics; Fuji; Godex; Hewlett-Packard; Hitachi; Intermec Technologies; Lexmark International; LogickaComp; MagiCard; Matica; Microcom; Mitsubishi; NBS; Nisca; Olmec; O’Neil Product Development; Olympus; Paxar; Poloroid; Printronix; Sato; Shinko; Song Woo Electronics; Sony; Taiwan Semiconductor; Tokyo Electric Company; Victor Data Systems; Woosim; and Xerox

The supplies business is highly fragmented and competition is comprised of numerous competitors of various sizes depending on the geographic area.

Alternative Technologies

We believe that direct thermal and thermal transfer printing will be the label and receipt printer technology of choice in Zebra’s target applications for the foreseeable future. Among the many advantages of direct thermal and thermal transfer printing is the ability to print high-resolution, durable images on a wide variety of label materials at relatively low costs and very high speeds compared with alternative printing technologies. We view radio frequency identification (RFID) smart label printing and encoding as a complementary technology to bar coded label and receipt printing, offering significant growth opportunities to Zebra as the technology becomes more widely adopted.

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

Therefore, we continually assess competitive and complementary methods of bar code printer and other means of automatic identification. Alternative print technologies assessed include ink jet, laser, impact dot matrix and laser etching. While we cannot be sure that new technology will not supplant direct thermal and thermal transfer printing for bar code labels and receipts, we are not aware of any developing technology that offers the advantages of direct thermal and thermal transfer printing for our targeted label and receipt printer applications. We are continually monitoring and evaluating new HF and UHF RFID technologies, supporting their standards development, and rapidly adopting RFID into new Zebra products as new markets and applications emerge.

Intellectual Property Rights

Zebra relies on a combination of trade secrets, patents, employee and third party nondisclosure agreements, copyright laws and contractual rights to establish and protect its proprietary rights in its products. We have and actively protect several domestic and international trademarks. We hold 212 United States and foreign patents and have 290 United States and foreign patent applications pending pertaining to products. The duration of these patents ranges from 14 to 20 years. The expiration of any individual patent would not have a significant negative impact on our business.

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

Patents have become increasingly used by businesses generally as a strategic business tool and in recent years the number of patent applications and grants has risen dramatically. As a result, it is increasingly important that Zebra takes appropriate steps to maintain and develop its own patent portfolio and reduce the risk of disputes involving third party intellectual property rights.

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

Employees

As of February 25, 2006, Zebra employed approximately 2,500 persons. None of these employees is a member of a union. We consider our employee relations to be very good.

Item 1A. Risk Factors

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

Zebra sources some of its component parts from sole source suppliers.

A disruption in the supply of such component parts could have a material adverse effect on our operations and financial results.

Infringement on the proprietary rights of others could put Zebra at a competitive disadvantage, and any related litigation could be time consuming and costly.

Third parties may claim that Zebra violated their intellectual property rights. To the extent of a violation of a third party’s patent or other intellectual property right, Zebra may be prevented from operating its business as planned, and may be required to pay damages, to obtain a license, if available, or to use a non-infringing method, if possible, to accomplish its objectives. Any of these claims, with or without merit, could result in costly litigation and divert the attention of key personnel. If such claims are successful, they could result in costly judgments or settlements. In this regard, Zebra is involved in costly patent litigation with Paxar Americas, Inc. and an unfavorable outcome could be materially adverse to Zebra. See Note 16 to the Financial Statements included in this Form 10-K. Also, as new technologies emerge, such as RFID, the intellectual property rights of parties in such technologies can be uncertain. As a result, products involving such technologies may have higher risk of claims of infringement of the intellectual proprietary rights of third parties.

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

•      Potentially limited intellectual property protection in certain countries may limit recourse against infringing products or cause Zebra to refrain from selling in certain geographic territories.

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

Zebra is subject to ongoing tax examinations in various jurisdictions. As a result, we may record incremental tax expense based on expected outcomes of such matters. In addition, we may adjust previously reported tax reserves based on expected results of these examinations. Such adjustments could result in an increase or decrease to Zebra’s effective tax rate.

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

Zebra’s major facilities as of December 31, 2005, are listed below:

	Square Footage
Location	Manufacturing, Production & Warehousing	Administrative, Research & Sales	Total	Lease Expires
Vernon Hills, Illinois, USA	111,676	113,429	225,105	June 2014
Vernon Hills, Illinois, USA	—	34,000	34,000	February 2008
Camarillo, California, USA	97,921	72,156	170,077	Owned
Warwick, Rhode Island, USA	50,872	48,968	99,840	April 2007
Greenville, Wisconsin, USA	27,000	3,000	30,000	March 2007
Chula Vista, California, USA	14,200	—	14,200	February 2008
Heerenveen, The Netherlands	48,427	46,145	94,572	March 2025
High Wycombe, UK	—	24,700	24,700	October 2018
Preston, UK	30,450	8,600	39,050	Owned
Total	380,546	350,998	731,544

Zebra leases various other facilities around the world, which are dedicated to administrative, research and sales functions. The amounts related to these leases, solely or in aggregate, are not material to the consolidated financial statements.

During 1999, Zebra consolidated United Kingdom facilities, moving distribution of its Wokingham and High Wycombe facilities to the Preston location, and transferring Wokingham associates to the renovated High Wycombe location. The vacant Wokingham facility had a lease that would have expired in October 2010. During December 2005, we made a payment to surrender the remaining term of the lease, eliminating it from the properties held as of December 31, 2005.

Item 3.    Legal Proceedings

See Note 16 in the Notes to the Consolidated Financial Statements included in this Form 10-K.

Item 4.    Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Stock and Related Stockholder Matters

Stock Information: Price Range and Common Stock

Our Class A Common Stock is traded on the NASDAQ Stock Market under the symbol ZBRA. The following table shows the high and low trade prices for each fiscal quarter in 2005 and 2004, as reported by the NASDAQ Stock Market. Share prices were adjusted for the first and second quarter of 2004 for a 50% stock dividend that was distributed on August 25, 2004.

2005	High	Low
First Quarter	$55.51	$44.76
Second Quarter	47.94	40.80
Third Quarter	47.39	35.30
Fourth Quarter	46.25	36.94

2004	High	Low
First Quarter	$48.43	$41.71
Second Quarter	59.19	47.23
Third Quarter	61.89	51.44
Fourth Quarter	60.39	48.48

Source: The NASDAQ Stock Market

At February 23, 2006, the last reported price for the Class A Common Stock was $44.10 per share, and there were 387 registered stockholders of record for the Company’s Class A Common Stock. In addition, we had approximately 22,000 stockholders who owned Zebra stock in street name.

Dividend Policy

Since our initial public offering in 1991, we have not declared any cash dividends or distributions on our capital stock. Zebra currently intends to retain its earnings to finance future growth and therefore does not anticipate paying any cash dividends in the foreseeable future.

Treasury Shares

During 2005, Zebra purchased 1,866,375 shares of Zebra common stock under a purchase authorization by the Board of Directors. In September 2005, the Board authorized the purchase of up to an additional 2,500,000 shares of Zebra common stock. The purchase price is at management’s discretion, and there is no expiration on the authorization. During 2005, Zebra purchased shares as follows:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum number of shares that may yet be purchased under the program
August 2005 (July 25 – August 27)	1,580,975	$37.64	1,566,375
September 2005 (August 28 – October 1)	285,400	38.23	115,000
Total	1,866,375	$37.73	1,681,375	2,500,000

Of the shares purchased, 185,000 shares were purchased in satisfaction of our obligations related to the exercise of put options issued by Zebra.

Item 6.    Selected Consolidated Financial Data

CONSOLIDATED STATEMENTS OF EARNINGS DATA
(In thousands, except per share amounts)

	Year Ended December 31,
	2005		2004		2003		2002		2001
Net sales	$702,271		$663,054		$536,397		$475,611		$450,008
Cost of sales	348,090		319,895		263,320		244,864		240,115
Gross profit	354,181		343,159		273,077		230,747		209,893
Total operating expenses	199,970	(1)	168,086	(1)	143,310		128,950		117,481
Operating income	154,211		175,073		129,767		101,797		92,412

Income before income taxes	168,465		184,548		135,992		110,883		96,139

Net income	$111,603		$120,643		$91,696		$71,595		$61,529

Earnings per share
Basic	$1.56		$1.69		$1.30	(2)	$1.03	(2)	$0.89	(2)
Diluted	$1.55		$1.66		$1.28	(2)	$1.02	(2)	$0.89	(2)

Weighted average shares outstanding
Basic	71,364		71,556		70,647	(2)	69,678	(2)	68,923	(2)
Diluted	72,022		72,539		71,495	(2)	70,305	(2)	69,457	(2)

CONSOLIDATED BALANCE SHEET DATA
(In thousands)

	December 31,
	2005	2004	2003	2002	2001
Cash and cash equivalents and investments and marketable securities	$544,239	$557,993	$447,848	$348,577	$249,349
Working capital	678,366	665,062	535,816	427,676	330,510
Total assets	912,199	862,222	701,611	573,088	479,556
Long-term obligations (3)	5,521	4,011	2,853	1,613	408
Stockholders’ equity	850,514	797,654	651,915	534,155	445,007

(1)

Includes pretax charges related to the closure/consolidation of the Varades, France; the Warwick, Rhode Island; and the Wakefield, Rhode Island facilities (see Note 19 in the Notes to the Consolidated Financial Statements included in this Form 10-K) and the in-process research and development costs related to the acquisition of Atlantek, Inc. in 2003 (see Note 4 in the Notes to the Consolidated Financial Statements included in this Form 10-K).

(2)	Restated for 3-for-2 stock splits in 2003 and 2004 that were paid in the form of 50% stock dividends.
(3)	Long-term obligations include deferred compensation (see Note 18 in the Notes to the Consolidated Financial Statements included in this Form 10-K).

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business for the fourth quarter of 2005 reflected strength in international sales offset by minimal sales growth in North America due to a decline in mobile printer shipments to retailers. We had record sales in Latin America. In our Europe, Middle East and Africa (EMEA) region, unfavorable foreign exchange rate movements reduced sales growth in reported U.S. dollars from a record in local currencies. High growth in supplies sales also had a positive effect on the quarter’s results. Profitability declined, as lower average unit prices, warranty expenses and the negative effects of foreign exchange reduced gross margin, and higher payroll expenses, intellectual property work, and new product development and IT project costs increased operating expenses.

For 2005, sales growth did not meet our expectations. International regions benefited from having more Zebra representatives serving a broader base of customers in emerging territories. In North America, however, the significant weakness in sales to retailers, versus robust sales to this sector for 2004, contrasted with firm sales into non-retail sectors and improvements in sales of supplies. Delays in new product introductions also restricted sales growth for much of the year. Within this environment, we maintained spending on key strategic activities to extend our global competitive leadership. These activities include expanding geographically, building stronger channel relationships, and advancing our products and technology to serve a broader range of specialty printing applications. Zebra also incurred higher legal costs, warranty expense, and write-offs in product development. Consequently, Zebra experienced declines in annual net income and earnings per share.

Results of Operations: Fourth Quarter of 2005 versus Fourth Quarter of 2004, Year ended December 31, 2005 versus Year ended December 31, 2004

Sales

Sales by product category, percent change, and percent of total sales for the three months and year ended December 31, 2005, and December 31, 2004, were (in thousands, except percentages):

	Three Months Ended December 31,		Percent	Percent of	Percent of
Product Category	2005	2004	Change	Total Sales - 2005	Total Sales - 2004
Hardware	$137,803	$137,529	0.2	76.9	78.6
Supplies	33,581	30,901	8.7	18.7	17.7
Service and software	6,202	6,077	2.1	3.5	3.5
Shipping and handling	833	1,444	(42.3)	0.4	0.8
Cash flow hedging activities	875	(1,077)	NM	0.5	(0.6)
Total sales	$179,294	$174,874	2.5	100.0	100.0

	Year Ended December 31,		Percent	Percent of	Percent of
Product Category	2005	2004	Change	Total Sales - 2005	Total Sales - 2004
Hardware	$540,679	$518,556	4.3	77.0	78.2
Supplies	129,183	116,877	10.5	18.4	17.6
Service and software	25,217	24,310	3.7	3.6	3.7
Shipping and handling	5,575	4,950	12.6	0.8	0.7
Cash flow hedging activities	1,617	(1,639)	NM	0.2	(0.2)
Total sales	$702,271	$663,054	5.9	100.0	100.0

Sales to customers by geographic region, percent changes and percent of total sales for the three months and year ended December 31, 2005, and December 31, 2004, were (in thousands, except percentages):

	Three Months Ended December 31,		Percent	Percent of	Percent of
Geographic Region	2005	2004	Change	Total Sales - 2005	Total Sales - 2004
Europe, Middle East and Africa	$59,942	$59,398	0.9	33.4	34.0
Latin America	12,923	10,597	21.9	7.2	6.1
Asia-Pacific	15,867	14,534	9.2	8.8	8.3
Total International	88,732	84,529	5.0	49.4	48.4
North America	90,562	90,345	0.2	50.6	51.6
Total sales	$179,294	$174,874	2.5	100.0	100.0

	Year Ended December 31,		Percent	Percent of	Percent of
Geographic Region	2005	2004	Change	Total Sales - 2005	Total Sales - 2004
Europe, Middle East and Africa	$230,365	$213,559	7.9	32.8	32.2
Latin America	46,878	38,119	23.0	6.7	5.7
Asia-Pacific	62,974	52,302	20.4	9.0	7.9
Total International	340,217	303,980	11.9	48.5	45.8
North America	362,054	359,074	0.8	51.5	54.2
Total sales	$702,271	$663,054	5.9	100.0	100.0

Sales growth for the fourth quarter and full year reflect the effect of investments to expand our global presence and strengthen relationships with value-added resellers and other distribution channels. The success of these efforts was offset by significantly lower sales in North America to large retail accounts, which purchased large quantities of primarily mobile printers the year before, primarily in the preceding fourth quarter.

New printer products (defined as printers released within 18 months prior to the end of the applicable fiscal period) as a percent of total printer product sales were as follows:

	December 31,
	2005	2004
Three months ended	6.6	19.0
Year ended	10.3	23.9

The decline in sales of new printer products is the result of technical problems that delayed the introduction of various new products as well as the shifting of some new product engineering resources to environmental compliance. We expect several new printer products to begin shipping early in 2006.

Our international sales are denominated in multiple currencies, primarily the dollar, pound and euro. This directly causes our reported sales to be subject to fluctuations based on changes in currency rates. We estimate that unfavorable foreign exchange movements of the euro and the pound versus the dollar had a negative impact of $4,002,000 on sales during the fourth quarter and $1,929,000 for the full year.

We currently hedge a portion of anticipated euro-denominated sales to partially protect Zebra against exchange rate movements. For the fourth quarter, this program resulted in a gain of $875,000 and a full-year gain of $1,617,000. See Note 15 to the Financial Statements for a more detailed discussion of this hedging program.

Printer unit volumes and average selling price information is summarized below:

	Three Months Ended December 31,		Percent	Year Ended December 31,		Percent
	2005	2004	Change	2005	2004	Change
Total printers shipped	192,126	181,691	5.7	719,576	667,044	7.9
Average selling price of printers shipped	$600	$638	(6.0)	$629	$646	(2.6)

For all of 2005, with the exception of mobile printers, unit volumes increased in all printer product lines, with notable strength in mid-range and desktop printers. For the full year, a mix toward lower priced products resulted in a 2.6% decrease in the average selling price of printers shipped.

Gross Profit

Gross profit information is summarized below (in thousands, except percentages):

	December 31,		Percent	Percent of	Percent of
	2005	2004	Change	Total Sales - 2005	Total Sales – 2004
Three months ended	$89,791	$90,895	(1.2)	50.1	52.0
Year ended	354,181	343,159	3.2	50.4	51.8

The decline in gross profit margin for the fourth quarter is related to lower average unit prices, increased warranty costs of $1,411,000 and unfavorable exchange rate movements of $3,684,000, offset by a 2.5% sales increase. For the full year, gross margin decreased largely because of lower average unit prices, increased warranty costs of $3,185,000 primarily related to the recall of a now discontinued product, unfavorable exchange rate movements of $2,327,000 and higher distribution costs of $1,908,000, which were related to the new distribution center in the Netherlands.

Selling and Marketing Expenses

Selling and marketing expenses are summarized below (in thousands, except percentages):

	December 31,		Percent	Percent of	Percent of
	2005	2004	Change	Total Sales - 2005	Total Sales – 2004
Three months ended	$25,286	$22,615	11.8	14.1	12.9
Year ended	89,707	77,062	16.4	12.8	11.6

Higher selling and marketing expenses reflect ongoing investments in demand-generating activities to build brand equity in our core product lines as well as in the emerging area of radio frequency identification (RFID). During the fourth quarter of 2005, selling and marketing expenses increased due to higher payroll costs of $1,264,000 from increased staffing as well as higher advertising and market development funding of $962,000. For the full year, the payroll costs increased $6,836,000 and advertising and market development funding increased $1,976,000. In addition to increases in the items mentioned above, outside commissions, offsite meeting and travel expenses increased during 2005. The increased staffing was primarily focused on increasing our presence in targeted geographical territories to support growth in those regions, building sales and marketing teams to deliver vertical market applications, and strengthening strategic alliances with complementary companies.

Research and Development Costs

The development of new products and enhancement of existing products are important to Zebra’s business and growth prospects. To maintain and build our product pipeline, we made investments in research and development, summarized below (in thousands, except percentages):

	December 31,		Percent	Percent of	Percent of
	2005	2004	Change	Total Sales - 2005	Total Sales - 2004
Three months ended	$11,777	$9,368	25.7	6.6	5.4
Year ended	46,000	37,093	24.0	6.6	5.6

Quarterly product development expenses fluctuate widely depending on the status of ongoing projects. We are committed to a long-term strategy of significant investment in product development. For the fourth quarter of 2005, project expenses increased by $1,594,000 as a result of additional expenditures for new products including radio frequency identification (RFID), and payroll expenses increased $665,000. For the full year, project expenses increased $5,277,000, payroll costs increased $2,130,000, and professional services increased $744,000. Included in the year-to date project expenses are write-offs of tooling and other materials related to product development in the amount of $2,726,000.

For the full year of 2005, we incurred research and development costs to re-engineer our products to make them compliant with new environmental laws that go into effect in 2006. These laws include eliminating the lead content in our products. These environmental compliance costs totaled $1,049,000 for the fourth quarter and $2,882,000 for the full year.

General and Administrative Expenses

General and administrative expenses are summarized in the table below (in thousands, except percentages):

	December 31,		Percent	Percent of	Percent of
	2005	2004	Change	Total Sales - 2005	Total Sales - 2004
Three months ended	$13,665	$11,998	13.9	7.6	6.9
Year ended	59,910	49,240	21.7	8.5	7.4

For the fourth quarter of 2005, general and administrative expenses increased due to higher information systems expenses of $797,000 and higher legal expenses of $1,280,000, primarily related to work on intellectual property matters, including the litigation with Paxar as described in Note 16 to the Financial Statements. We expect higher legal expenses to continue for subsequent quarters. For the full year of 2005, general and administrative expenses increased due to higher information system expenses of $1,220,000, increased relocation expenses of $572,000, higher payroll costs of $930,000 and higher legal expenses of $6,628,000 primarily related to intellectual property expenses including the Paxar litigation.

Operating Income

Operating income is summarized in the following table (in thousands, except percentages):

	December 31,		Percent	Percent of	Percent of
	2005	2004	Change	Total Sales - 2005	Total Sales - 2004
Three months ended	$38,194	$46,121	(17.2)	21.3	26.4
Year ended	154,211	175,073	(11.9)	22.0	26.4

Non-operating Income and Expenses

Zebra’s non-operating income and expense items are summarized in the following table (in thousands):

	Three Months Ended December 31,		Year Ended December 31,
	2005	2004	2005	2004
Investment income	$3,814	$2,949	$13,417	$10,628
Interest expense	(8)	(5)	(79)	(44)
Foreign exchange gains (losses)	87	(9)	1,286	485
Other, net	(74)	(419)	(370)	(1,594)
Total other income (expense)	$3,819	$2,516	$14,254	$9,475

Rate of Return Analysis:
Average cash and marketable securities balances	$536,981	$540,517	$551,116	$502,921
Annualized rate of return	2.8%	2.2%	2.4%	2.1%

Income Taxes

The effective income tax rate for the fourth quarter was 32.7% compared with 34.3% for the same quarter last year. For the full year of 2005, the effective income tax rate was 33.8% versus 34.6% for 2004. During the fourth quarter, we reduced tax reserves as a result of favorable resolution of certain tax audits. In addition, we took advantage of the deduction for qualified domestic production activities included in the American Jobs Creation Act of 2004.

Net Income

Zebra’s net income is summarized below (in thousands, except per share amounts):

	Three Months Ended December 31,		Year Ended December 31,
	2005	2004	2005	2004
Net income	$28,293	$31,962	$111,603	$120,643
Diluted earnings per share	$0.40	$0.44	$1.55	$1.66

Comparison of Years Ended December 31, 2004 and 2003

Sales

Sales by product category, related percent changes and percent of total sales for 2004 and 2003 were as follows:

	Year Ended December 31,		Percent	Percent of	Percent of
Product Category	2004	2003	Change	Total Sales - 2004	Total Sales - 2003
Hardware	$518,556	$409,144	26.7	78.2	76.3
Supplies	116,877	98,556	18.6	17.6	18.4
Service and software	24,310	24,378	(0.1)	3.7	4.5
Shipping and handling	4,950	4,113	20.4	0.7	0.8
Cash flow hedging activities	(1,639)	266	NM	(0.2)	—
Total sales	$663,054	$536,397	23.6	100.0	100.0

Sales to customers by geographic region, related percent changes, and percent of total sales for 2004 and 2003 were as follows:

	Year Ended December 31,		Percent	Percent of	Percent of
Geographic Region	2004	2003	Change	Total Sales - 2004	Total Sales - 2003
Europe, Middle East and Africa	$213,559	$170,544	25.2	32.2	31.8
Latin America	38,119	29,406	29.6	5.7	5.5
Asia-Pacific	52,302	43,904	19.1	7.9	8.2
Total International	303,980	243,854	24.7	45.8	45.5
North America	359,074	292,543	22.7	54.2	54.5
Total sales	$663,054	$536,397	23.6	100.0	100.0

Sales growth for 2004 reflected the success of sales and marketing programs to improve demand for Zebra products, strengthen distribution channel relationships, and increase the awareness of Zebra products and the Zebra brand in targeted markets. This growth was well balanced across geographies, products, and channels. We experienced notable sales growth in mobile printers, as the mainstream adoption of wireless technology had expanded the uses of mobile printing in applications across an increasing number of vertical markets. In addition, channel programs implemented in North America strengthened and expanded channel partner relationships. More Zebra sales representatives in international territories helped increase the number of channel relationships in overseas regions and support sales growth.

Our international sales were benefited in 2004 by favorable exchange rates. For the full year of 2004, sales translated into dollars increased by $17,626,000 compared to translating the same sales using exchange rates that prevailed in 2003.

Printer unit volumes and average selling price information is summarized below:

	Year Ended December 31,		Percent
	2004	2003	Change
Total printers shipped	667,044	540,431	23.4
Average selling price of printers shipped	$646	$627	3.0

For all of 2004, unit volumes increased in nearly all product lines and all regions, with notable strength in mobile printers. In addition, a favorable product mix toward higher priced products and a richer feature set within product segments, on balance, supported a 3.0% increase in the average selling price of printers shipped.

Gross Profit

Gross profit information is summarized below (in thousands except percentages)

		Percent of
For the Year Ended	Gross Profit	Total Sales
December 31, 2004	$343,159	51.8
December 31, 2003	273,077	50.9
Percent Change	25.7

Gross profit increased due to:

•      Higher capacity utilization related to the higher sales volume, representing $34,010,000 of the total gross profit increase for 2004.

•      Foreign exchange rate movements, which we estimate increased gross profit by $16,239,000 for 2004.

•      Changes in product mix, cost reductions and other items accounted for $19,833,000 of the margin improvement during 2004.

Selling and Marketing Expenses

Selling and marketing expenses are summarized below (in thousands, except percentages):

	Selling and	Percent of
For the Year Ended	Marketing Expenses	Total Sales
December 31, 2004	$77,062	11.6
December 31, 2003	66,635	12.4
Percent Change	15.6

The increase in selling and marketing expenses for 2004 resulted from our investments in demand-generating activities to build brand equity in our core product lines as well as in the emerging area of radio frequency identification (RFID). Advertising and market development funding increased $2,475,000. Payroll costs increased $4,052,000 due to placement of more Zebra representatives in high-growth international regions and better coverage of strategic accounts. Increases also occurred in outside commissions, consulting and legal expenses.

Research and Development Costs

Research and development costs are summarized below (in thousands, except percentages):

	Research and	Percent of
For the Year Ended	Development Costs	Total Sales
December 31, 2004	$37,093	5.6
December 31, 2003	31,759	5.9
Percent Change	16.8

For 2004, research and development expenses increased primarily due to increases in payroll and benefits of $3,253,000 over 2003. Project expenses and consulting expenses also increased as a result of additional expenditures for new products including radio frequency identification (RFID).

General and Administrative Expenses

General and administrative expenses are summarized below (in thousands, except percentages):

	General and	Percent of
For the Year Ended	Administrative Expenses	Total Sales
December 31, 2004	$49,240	7.4
December 31, 2003	41,352	7.7
Percent Change	19.1

For 2004, general and administrative expenses include $4,111,000 of increased legal expenses related to:

•                  Litigation with Paxar,

•                  Increased intellectual property work, and

•                  International expansion activity.

In addition to legal expenses in 2004, we saw an increase in payroll costs and information system expenses.

Operating Income

Operating income is summarized in the following table (in thousands, except percentages):

		Percent of
For the Year Ended	Operating Income	Total Sales
December 31, 2004	$175,073	26.4
December 31, 2003	129,767	24.2
Percent Change	34.9

The increase in operating income is attributable to the following factors:

•                  Accelerated sales growth compared to 2003,

•                  Improved gross margins resulting from increased overhead utilization, and

•                  Favorable changes in foreign exchange rates for Zebra’s non-dollar denominated business.

As a result of these actions, operating income increased by 11.3 percentage points more than the rate of sales growth during 2003.

Non-operating Income and Expenses

Zebra’s non-operating income and expense items are summarized in the following table (in thousands):

	Year Ended December 31,
	2004	2003
Investment income	$10,628	$8,553
Interest expense	(44)	(154)
Foreign exchange gains (losses)	485	(552)
Other, net	(1,594)	(1,622)
Total other income (expense)	$9,475	$6,225

Rate of Return Analysis:
Average cash and marketable securities balance	$502,921	$397,755
Annualized rate of return	2.1%	2.2%

Income Taxes

The effective income tax rate for 2004 was 34.6% versus 32.6% in 2003. The rate for 2003 is lower, because of the resolution of our long-standing dispute with the Illinois Department of Revenue and the related decrease to income tax expense of $1,342,000 during 2003.

Net Income

Zebra’s net income is summarized below (in thousands, except per share amounts):

	Year Ended December 31,
	2004	2003
Net income	$120,643	$91,696
Diluted earnings per share	$1.66	$1.28

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

Revenue Recognition

Product revenue is recognized once four criteria are met: (1) we have persuasive evidence that an arrangement exits; (2) delivery has occurred and title has passed to the customer, which happens at the point of shipment provided that no significant obligations remain; (3) the price is fixed and determinable; and (4) collectibility is reasonably assured. Other items that affect our revenue recognition include:

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

Growth Rebates

Some of our channel program partners are offered incentive rebates based on the attainment of specific growth targets related to products they purchase from us over a quarter or year. These rebates are recorded as a reduction to revenue. Each quarter, we estimate the amount of outstanding volume rebates and establish a reserve for them based on shipment history. Historically, actual volume rebates have been in line with our estimates.

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

Investments and Marketable Securities

Investments and marketable securities at December 31, 2005, consisted of U.S. government securities (12.1%), state and municipal bonds (75.5%), corporate bonds (4.0%), and partnership interests (8.4%). We classify our debt and marketable equity securities in one of three categories: trading, available-for-sale or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those debt securities that Zebra has the ability and intent to hold until maturity. All securities not included in trading or held-to-maturity are classified as available-for-sale.

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

We reserve for estimated credit losses based upon historical experience and specific customer collection issues. Over the last three years, accounts receivable reserves varied from 1.0% to 2.8% of total accounts receivable. Accounts receivable reserves as of December 31, 2005, were $1,116,000, or 1.0% of the balance due. We feel this reserve level is appropriate considering the quality of the portfolio as of December 31, 2005. While credit losses have historically been within expectations and the provisions established, we cannot guarantee that our credit loss experience will continue to be consistent with historical experience.

Inventories

We value our inventories at the lower of the actual cost to purchase or manufacture using the first-in, first-out (FIFO) method, or the current estimated market value. We review inventory quantities on hand and record a provision for excess and obsolete inventory based on forecasts of product demand and production requirements for the subsequent twelve months.

Over the last three years, our reserves for excess and obsolete inventories have ranged from 10.4% to 13.1% of gross inventory. As of December 31, 2005, reserves for excess and obsolete inventories were $8,755,000, or 12.3% of gross inventory. We feel this reserve level is appropriate considering the quantities and quality of the inventories as of December 31, 2005.

Valuation of Long-Lived and Intangible Assets and Goodwill

We test the impairment of goodwill each year or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We completed our last assessment during June 2005. At that time, no adjustment to goodwill was necessary due to impairment.

We evaluate the impairment of identifiable intangibles and other long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

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

If we believe that one or more of the above indicators of impairment have occurred, we measure impairment based on projected discounted cash flows using a discount rate that incorporates the risk inherent in the cash flows. Net intangible assets, long-lived assets and goodwill amounted to $137,742,000 as of December 31, 2005.

Contingencies

We record estimated liabilities related to contingencies based on our estimates of the probable outcomes. Quarterly, we assess the potential liability related to pending litigation, tax audits and other contingencies and confirm or revise estimates and reserves as appropriate.

For a discussion of all current litigation matters, see Note 16 in the Notes to the Consolidated Financial Statements included in the Form 10-K.

Stock-Based Compensation

As of December 31, 2005, Zebra had three stock-based compensation plans available for future grants. We account for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. During the first quarter of 2006, we will begin expensing stock options as required under SFAS No. 123(R), Share-Based Payments. See Notes 2 and 3 of the Notes to the Consolidated Financial Statements included in the Form 10-K for further discussion.

Expectations

During our quarterly conference call on February 8, 2006, we provided net sales and earnings guidance for the first quarter of 2006 as follows (amounts in thousands, except per share data):

First Quarter 2006
Net sales	$175,000 to $185,000
Gross profit margins	50.0% to 51.0%
Operating expenses	$52,000 to $54,000
Earnings per share	$0.35 to $0.40

The above expectations include an estimated $0.02 per diluted share for the expensing of stock options as required under SFAS No. 123 (R), Share-Based Payments. The effective tax rate is expected to be 34.5% of income before income taxes.

Liquidity and Capital Resources

During the third quarter of 2005, Zebra initiated a program to repurchase our own shares. Under this program, we repurchased a total of 1,866,375 shares for $70,421,000. As a result, Zebra’s cash and investment balances have decreased to $544,239,000 as of December 31, 2005 compared with $557,993,000 at December 31, 2004. Other factors affecting cash and investment balances during 2005 include (note that changes discussed below include the impact of foreign currency):

•                  Operations provided a net cash increase of $92,730,000 primarily from net income.

•                  Accounts receivable increased $20,422,000 because of higher sales and slower collections. Days sales outstanding increased to 56.8 at the end of 2005 from 50.6 at the end of 2004.

•                  Inventories increased $6,204,000. Compared to the same period a year ago, inventory turns decreased to 5.6 from 5.7.

•                  Accounts payable increased by $3,792,000, in relation to the increase in inventory.

•                  Taxes payable decreased $5,170,000 due to the amount of estimated tax payments made in 2005.

•                  Purchases of property and equipment totaled $14,286,000.

•                  Acquisition of assets of Retail Systems International, Inc. totaled $7,797,000.

•                  Acquisition of intangible assets totaled $13,754,000.

•                  Net sales of investments and marketable securities totaled $11,364,000.

•                  Stock option exercises and purchases under the stock purchase plan contributed $11,753,000.

Zebra’s contractual obligations as of December 31, 2005 were:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	44,438	5,971	8,433	7,661	22,373
Purchase obligations	42,619	42,619	—	—	—
Total	$87,057	$48,590	$8,433	$7,661	$22,373

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

Recently Issued Accounting Pronouncements

In April 2005, the FASB changed the implementation date for SFAS No. 123(R), Share Based Payment, which requires a public entity to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. The provisions of this statement will now become effective for Zebra during the first quarter of 2006. We plan to adopt the provisions of this statement using the modified retrospective method, which requires the restatement of the financial statements of all prior years as if the fair-value-based method of accounting for awards granted, modified, or settled in cash had been used in all fiscal years beginning after December 15, 1994. Accordingly, we expect the impact on Zebra’s consolidated financial statements to be consistent with the fair value disclosures included in Note 2 to the Consolidated Financial Statements included in this Form 10-K, with additional restatements made to the balance sheet.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs - an amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that these costs may be “so abnormal” that they would require treatment as current period charges. This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal”. This statement also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement describes our current process; therefore, it will not have any impact on our financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections - a Replacement of APB Opinion No. 20 and SFAS No. 3, which changes the requirements for the accounting and reporting of a change in accounting principle.

The Statement applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Zebra is required to adopt this statement during the first quarter of 2006. We do not expect the adoption of this Statement to have a material impact on our financial condition or results of operations.

In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss.  This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and SFAS No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, and APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. This FSP is effective for reporting periods beginning after December 15, 2005. We do not expect the adoption of this Statement to have a material impact on our financial condition or results of operations.

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

Zebra mitigates interest rate risk with an investment policy that requires the use of outside professional investment managers, investment liquidity, and broad diversification across investment strategies, and which limits the types of investments that may be made. Moreover, the policy requires due diligence of each investment manager both before employment and on an ongoing basis.

The following table sets forth the impact of a one-percentage point movement in interest rates on the value of Zebra’s investment portfolio (in thousands, except per share data).

	As of December 31,
Interest rate sensitive instruments	2005	2004
+1 percentage point movement
Effect on Pretax Income	$(6,119)	$(6,174)
Effect on Diluted EPS (after tax)	$(0.06)	$(0.06)
-1 percentage point movement
Effect on Pretax Income	$6,119	$6,174
Effect on Diluted EPS (after tax)	$0.06	$0.06

Because these securities are classified as available-for-sale under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, the impact of a one-percentage point movement in interest rates occurs over an extended period of time as investments are sold and the funds are subsequently reinvested.

Foreign Exchange Risk

We conduct business in approximately 100 countries throughout the world and, therefore, are exposed to risk based on movements in foreign exchange rates. We generally invoice customers in their local currency and have a resulting foreign currency denominated revenue transaction and accounts receivable. We also purchase certain raw materials and other items in foreign currencies.  We manage these risks using derivative financial instruments. See Note 15 of the Notes to the Consolidated Financial Statements included in this form 10-K for further discussions of hedging activities.

The following table sets forth the impact of a ten percent movement in the dollar/pound and dollar/euro rates measured as if Zebra did not engage in the selective hedging practices described above and in Note 15. It is based on the dollar/euro and dollar/pound exchange rates and euro and pound denominated assets and liabilities (in thousands, except per share data).

	As of December 31,
Foreign exchange	2005	2004
Dollar/pound
Effect on Pretax Income	$304	$3,210
Effect on Diluted EPS (after tax)	$0.00	$0.03
Dollar/euro
Effect on Pretax Income	$2,594	$4,841
Effect on Diluted EPS (after tax)	$0.02	$0.04
Euro/pound
Effect on Pretax Income	$2,335	—
Effect on Diluted EPS (after tax)	$0.02	—

Equity Price Risk

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

The following table sets forth the impact of a ten percent change in the value of all equity positions held by Zebra’s investment managers (in thousands, per share data).

	As of December 31,
Equity price sensitive instruments	2005	2004
+10 percent movement
Effect on Pretax Income	$4,287	$4,006
Effect on Diluted EPS (after tax)	$0.04	$0.04
-10 percent movement
Effect on Pretax Income	$(4,287)	$(4,006)
Effect on Diluted EPS (after tax)	$(0.04)	$(0.04)

From time to time, Zebra has taken direct equity positions in companies. These investments relate to potential acquisitions and other strategic business opportunities. To the extent that it has a direct investment in the equity securities of another company, Zebra is exposed to the risks associated with such investments.

Item 8.            Financial Statements and Supplementary Data

The financial statements and schedule of the Company are annexed to this Report as pages F-2 through F-34. An index to such materials appears on page F-1.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of the financial statements for external purposes in accordance with generally accepted accounting principles. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on this assessment and those criteria, our management believes that, as of December 31, 2005, our internal control over financial reporting is effective. Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on management’s assessment of Zebra’s internal control over financial reporting. That report is included on page 36 of this Report on Form 10-K.

Changes in Internal Control over Financial Reporting

During 2005, we made changes to our controls and procedures as part of our ongoing monitoring of our controls. However, none of these changes has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm

On Internal Control over Financial Reporting

The Board of Directors and Stockholders
of Zebra Technologies Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Zebra Technologies Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Zebra Technologies Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Zebra Technologies Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on COSO criteria. Also, in our opinion, Zebra Technologies Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Zebra Technologies Corporation and subsidiaries as of December 31, 2005, and the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for the year then ended, and our report dated February 24, 2006 expressed an unqualified opinion thereon.

/s/Ernst & Young LLP

Chicago, Illinois

February 24, 2006

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of February 2006.

ZEBRA TECHNOLOGIES CORPORATION

By:	/s/Edward L. Kaplan
Edward L. Kaplan
Chairman and
Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/Edward L. Kaplan	Chief Executive Officer and	February 27, 2006
Edward L. Kaplan	Chairman of the Board of Directors (Principal Executive Officer)

/s/Gerhard Cless	Executive Vice President,	February 27, 2006
Gerhard Cless	Director

/s/Charles R. Whitchurch	Chief Financial Officer and Treasurer	February 27, 2006
Charles R. Whitchurch	(Principal Financial and Accounting Officer)

/s/Christopher G. Knowles	Director	February 27, 2006
Christopher G. Knowles

/s/Ross W. Manire	Director	February 27, 2006
Ross W. Manire

/s/Robert J. Potter	Director	February 27, 2006
Robert J. Potter

/s/Michael A. Smith	Director	February 27, 2006
Michael A. Smith

Index to Exhibits

3.1	(1)	Certificate of Incorporation of the Registrant.
3.2	(2)	Certificate of Amendment to Certificate of Incorporation of the Registrant.
3.3	(3)	Certificate of Amendment to Certificate of Incorporation of the Registrant.
3.4	(4)	Bylaws of the Registrant.
3.5	(5)	Amendment to Bylaws of the Registrant.
3.6	(2)	Amendment to Bylaws of the Registrant.
3.7	(3)	Amendment to Bylaws of the Registrant.
3.8	(3)	Amendment to Bylaws of the Registrant.
3.9	(6)	Amendment to Bylaws of the Registrant.
4.0	(4)	Specimen stock certificate representing Class A Common Stock.
4.1	(6)	Rights Agreement between the Registrant and Mellon Investor Services, as Rights Agent.
10.1	(7)	1997 Stock Option Plan. +
10.2	(8)	First Amendment to the 1997 Stock Option Plan. +
10.3	(8)	Second Amendment to the 1997 Stock Option Plan. +
10.4	(9)	Third Amendment to the 1997 Stock Option Plan. +
10.5	(10)	Amendment No. Four to the 1997 Stock Option Plan. +
10.6	(8)	Form of Stock Option Agreement. +
10.7	(4)	Form of Indemnification Agreement between the Registrant and each of its directors.
10.8	(4)	Lease between the Registrant and Unique Building Corporation for the Registrant’s facility in Vernon Hills, Illinois, as amended.
10.9	(7)	Directors’ 1997 Stock Option Plan.+
10.10	(11)	Amendment to the lease between the Registrant and Unique Building Corporation for the Registrant’s facility in Vernon Hills, Illinois, dated April 1, 1993.
10.11	(12)	Amendment to the lease between the Registrant and Unique Building Corporation for the Registrant’s facility in Vernon Hills, Illinois, dated December 1, 1994.
10.12	(13)	Amendment to the lease between the Registrant and Unique Building Corporation for the Registrant’s facility in Vernon Hills, Illinois, dated June 1, 1996.
10.13	(13)	Amendment to the lease between the Registrant and Unique Building Corporation for the Registrant’s facility in Vernon Hills, Illinois, dated June 2, 1996.
10.14	(14)	Amendment to the lease between the Registrant and Unique Building Corporation for the Registrant’s facility in Vernon Hills, Illinois, dated as of July 1, 1999.
10.15	(2)	2002 Non-Employee Director Stock Option Plan. +
10.16	(2)	Amendment No. 1 to the 2002 Non-Employee Director Stock Option Plan. +
10.17	(2)	2002 Non-Employee Director Stock Option Plan Non-Qualified Stock Option Agreement. +
10.18	(15)	2005 Executive Deferred Compensation Plan. +
10.19	(16)	Employment Agreement dated July 17, 1997 and Interoffice Memorandum dated January 27, 1997 between the Registrant and Charles R. Whitchurch. +
10.20	(16)	Employment Agreement between the Registrant and Veraje Anjargolian, dated April 1, 1997. +
10.21	(17)	Employment Agreement between the Registrant and Phil Gerskovich, dated March 10, 2005. +
10.22	(18)	Employment Agreement between the Registrant and Bruce Ralph, dated May 9, 2005. +
10.23	(19)	Form of Stock Option Agreement. +
10.24	(19)	Form of Non-Employee Director Stock Option Agreement. +
21.0		Subsidiaries of the Registrant.
23.1		Consent of Ernst & Young LLP, independent registered public accounting firm.
23.2		Consent of KPMG LLP, independent registered public accounting firm.
31.1		Certification pursuant to Rule 13a-14(a)/15d-14(a).
31.2		Certification pursuant to Rule 13a-14(a)/15d-14(a).
32.1		Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Registration Statement on Form S-3, File No. 333-33315, and incorporated herein by reference.
(2)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Form 10-Q for the quarterly period ended June 29, 2002, and incorporated herein by reference.
(3)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Form 10-Q for the quarterly period ended June 28, 2003.
(4)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Registration Statement on Form S-1, as amended, File No. 33-41576, and incorporated herein by reference.
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
(16)

Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004, and incorporated herein by reference.

(17)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Current Report on Form 8-K filed on March 11, 2005, and incorporated herein by reference.
(18)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Current Report on Form 8-K filed on May 10, 2005, and incorporated herein by reference.
(19)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Current Report on Form 8-K filed on February 10, 2006, and incorporated herein by reference.
+	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

All other financial statement schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
of Zebra Technologies Corporation:

We have audited the accompanying consolidated balance sheet of Zebra Technologies Corporation and subsidiaries (the Company) as of December 31, 2005, and the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Zebra Technologies Corporation and subsidiaries at December 31, 2005, and the consolidated results of its operations and its cash flows for the year then ended in conformity with U. S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2006 expressed an unqualified opinion thereon.

/s/Ernst & Young LLP

Chicago, Illinois

February 24, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
of Zebra Technologies Corporation:

We have audited the accompanying consolidated balance sheet of Zebra Technologies Corporation and subsidiaries (the Company) as of December 31, 2004, and the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for each of the years ended December 31, 2004 and 2003. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule of valuation and qualifying accounts. These consolidated financial statements and the consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the consolidated financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004, and the results of their operations and their cash flows for each of the years ended December 31, 2004 and 2003, in conformity with U. S. generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/KPMG LLP

Chicago, Illinois

February 24, 2006

ZEBRA TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

	December 31,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$25,621	$17,983
Investments and marketable securities	518,618	540,010
Accounts receivable, net of allowances of $1,116 in 2005 and $1,561 in 2004	111,551	96,881
Inventories, net	63,638	59,255
Deferred income taxes	8,188	6,625
Prepaid expenses	5,098	3,884
Total current assets	732,714	724,638

Property and equipment at cost, net of accumulated depreciation and amortization	49,643	46,283
Goodwill	69,097	61,793
Other intangibles, net	19,002	6,517
Other assets	41,743	22,991
Total assets	$912,199	$862,222

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$24,885	$24,130
Accrued liabilities	28,928	29,248
Current portion of obligation under capital lease	—	54
Income taxes payable	535	6,144
Total current liabilities	54,348	59,576
Obligation under capital lease, less current portion	—	117
Deferred income taxes	1,242	417
Deferred rent	574	564
Other long-term liability	5,521	3,894
Total liabilities	61,685	64,568

Stockholders’ equity:
Preferred stock	—	—
Class A Common Stock	722	718
Additional paid-in capital	93,336	84,180
Treasury stock	(64,013)	—
Retained earnings	818,092	706,489
Accumulated other comprehensive income	2,377	6,267
Total stockholders’ equity	850,514	797,654
Total liabilities and stockholders’ equity	$912,199	$862,222

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF EARNINGS

(Amounts in thousands, except per share data)

	Year Ended December 31,
	2005	2004	2003
Net sales	$702,271	$663,054	$536,397
Cost of sales	348,090	319,895	263,320
Gross profit	354,181	343,159	273,077
Operating expenses:
Selling and marketing	89,707	77,062	66,635
Research and development	46,000	37,093	31,759
General and administrative	59,910	49,240	41,352
Amortization of intangible assets	2,341	2,569	1,640
Acquired in-process technology	—	22	692
Exit costs	2,012	2,100	1,232
Total operating expenses	199,970	168,086	143,310

Operating income	154,211	175,073	129,767

Other income (expense):
Investment income	13,417	10,628	8,553
Interest expense	(79)	(44)	(154)
Foreign exchange gain (loss)	1,286	485	(552)
Other, net	(370)	(1,594)	(1,622)
Total other income	14,254	9,475	6,225

Income before income taxes	168,465	184,548	135,992

Income taxes	56,862	63,905	44,296

Net income	$111,603	$120,643	$91,696

Basic earnings per share	$1.56	$1.69	$1.30
Diluted earnings per share	$1.55	$1.66	$1.28

Basic weighted average shares outstanding	71,364	71,556	70,647
Diluted weighted average and equivalent shares outstanding	72,022	72,539	71,495

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

	Year Ended December 31,
	2005	2004	2003

Net income	$111,603	$120,643	$91,696

Other comprehensive income (loss):
Foreign currency translation adjustment	(6,407)	3,402	4,110
Changes in unrealized gain/loss on hedging transactions, net of income taxes	2,073	(451)	(999)
Changes in unrealized holding gains/loss on investments, net of income taxes	444	(113)	346
Comprehensive income	$107,713	$123,481	$95,153

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands)

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2002	$623	$87	$56,083	$(16,760)	$494,150	$(28)	$534,155
Conversion of 8,743,612 shares of Class B Common Stock to 8,743,612 shares of Class A Common Stock	87	(87)	—	—	—	—	—
Reissuance of 567,568 treasury shares upon exercise of stock options and purchases under stock purchase plan	—	—	(1,630)	16,760	—	—	15,130
Issuance of 82,431 common shares upon exercise of stock options and purchases under stock purchase plan	1	—	2,631	—	—	—	2,632
Payment for fractional shares in 3-for-2 stock split	—	—	(142)	—	—	—	(142)
Tax benefit resulting from exercise of options	—	—	4,987	—	—	—	4,987
Net income	—	—	—	—	91,696	—	91,696
Unrealized holding gain on investments (net of income taxes)	—	—	—	—	—	346	346
Unrealized holding loss on hedging transactions (net of income taxes)	—	—	—	—	—	(999)	(999)
Foreign currency translation adjustment	—	—	—	—	—	4,110	4,110
Balance at December 31, 2003	711	—	61,929	—	585,846	3,429	651,915
Issuance of 725,274 common shares upon exercise of stock options and purchases under stock purchase plan	7	—	15,524	—	—	—	15,531
Payment for fractional shares in 3-for-2 stock split	—	—	(238)	—	—	—	(238)
Tax benefit resulting from exercise of options	—	—	6,965	—	—	—	6,965
Net income	—	—	—	—	120,643	—	120,643
Unrealized holding loss on investments (net of income taxes)	—	—	—	—	—	(113)	(113)
Unrealized holding loss on hedging transactions (net of income taxes)	—	—	—	—	—	(451)	(451)
Foreign currency translation adjustment	—	—	—	—	—	3,402	3,402
Balance at December 31, 2004	718	—	84,180	—	706,489	6,267	797,654
Issuance of 332,051 common shares upon exercise of stock options and purchases under stock purchase plan	4	—	7,604	—	—	—	7,608
Repurchase of 1,866,375 shares of Class A Common Stock	—	—	—	(70,421)	—	—	(70,421)
Issuance of 165,642 treasury shares upon exercise of stock options and purchases under stock purchase plan	—	—	(2,263)	6,408	—	—	4,145
Tax benefit resulting from exercise of options	—	—	3,815	—	—	—	3,815
Net income	—	—	—	—	111,603	—	111,603
Unrealized holding gain on investments (net of income taxes)	—	—	—	—	—	444	444
Unrealized holding gain on hedging transactions (net of income taxes)	—	—	—	—	—	2,073	2,073
Foreign currency translation adjustment	—	—	—	—	—	(6,407)	(6,407)
Balance at December 31, 2005	$722	—	$93,336	$(64,013)	$818,092	$2,377	$850,514

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income	$111,603	$120,643	$91,696
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	13,104	12,255	11,580
Tax benefit from exercise of options	3,815	6,965	4,987
Acquired in-process technology	—	22	692
Deferred income taxes	(834)	(2,358)	(697)
Changes in assets and liabilities, net of businesses acquired:
Accounts receivable, net	(20,422)	(11,491)	(5,141)
Inventories	(6,204)	(15,456)	(1,659)
Other assets	(8,383)	(1,464)	350
Accounts payable	3,792	6,420	(3,156)
Accrued liabilities	196	1,974	6,909
Income taxes payable	(5,170)	3,720	(962)
Other operating activities	1,233	54	(2,196)
Net cash provided by operating activities	92,730	121,284	102,403

Cash flows from investing activities:
Purchases of property and equipment	(14,286)	(16,243)	(8,407)
Acquisition of Atlantek, Inc., net of cash acquired	—	—	(13,680)
Acquisition of Retail Systems International, Inc.	(7,797)	—	—
Acquisition of intangible assets	(13,754)	—	—
Purchases of investments and marketable securities	(1,021,813)	(1,297,416)	(1,055,125)
Maturities of investments and marketable securities	673,466	861,249	894,165
Sales of investments and marketable securities	359,711	319,711	57,537
Net cash used in investing activities	(24,473)	(132,699)	(125,510)

Cash flows from financing activities:
Purchase of treasury shares	(70,421)	—	—
Proceeds from exercise of stock options and stock purchase plan purchases	11,753	15,531	17,762
Payments for obligation under capital lease	(171)	(434)	(200)
Other financing activities	—	(238)	(142)
Net cash provided by (used in) financing activities	(58,839)	14,859	17,420

Effect of exchange rate changes on cash	(1,780)	273	1,535

Net increase (decrease) in cash and cash equivalents	7,638	3,717	(4,152)
Cash and cash equivalents at beginning of year	17,983	14,266	18,418
Cash and cash equivalents at end of year	$25,621	$17,983	$14,266

Supplemental disclosures of cash flow information:
Interest paid	$79	$44	$154
Income taxes paid	61,453	56,055	38,779

Supplemental disclosures of non-cash transactions:
Conversion of Class B Common Stock to Class A Common Stock	—	—	87

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

Investments and Marketable Securities. Investments and marketable securities at December 31, 2005, consisted of U.S. government securities, state and municipal bonds, partnership interests and equity securities, which are held indirectly in diversified funds actively managed by investment professionals. Zebra classifies its debt and marketable equity securities in one of three categories: trading, available-for-sale or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those debt securities that Zebra has the ability and intent to hold until maturity. All securities not included in trading or held-to-maturity are classified as available-for-sale.

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

Allowance for Doubtful Accounts. Zebra maintains an allowance for doubtful accounts for estimated uncollectible accounts receivable. The allowance is based on our assessment of known delinquent accounts.

Inventories. Inventories are stated at the lower of cost or market, and cost is determined by the first-in, first-out (FIFO) method.

Property and Equipment. Property and equipment is stated at cost. Depreciation and amortization is computed primarily using the straight-line method over the estimated useful lives of the various classes of property and equipment, which are 30 years for buildings and range from 3 to 10 years for other property. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or estimated useful life of the asset.

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

We evaluate the impairment of identifiable intangibles and other long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

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

Other intangible assets consist primarily of current technology and customer relationships. These assets are recorded at cost and amortized on a straight-line basis over a weighted-average life of 8 years. Accumulated amortization for these other intangible assets was $10,415,000 and $8,074,000 at December 31, 2005 and 2004, respectively.

Revenue Recognition. Revenue includes sales of hardware, supplies, software and services (including repair services, extended service contracts, and professional services). Product revenue is recognized once four criteria are met: (1) we have persuasive evidence that an arrangement exits; (2) delivery has occurred and title has passed to the customer, which happens at the point of shipment provided that no significant obligations remain; (3) the price is fixed and determinable; and (4) collectibility is reasonably assured. We provide for an estimate of product returns based on historical experience. Revenue related to extended warranty and service contracts is recorded as deferred income and recognized over the life of the contract. Professional services revenue is recorded when performed. From time to time, Zebra will enter into sales transactions that include more than one product type. This bundle of products might include printers, current or future supplies, and services. When this type of transaction occurs, we allocate the purchase price to each product type based on the fair value of the individual products.  The revenue for each individual product is then recognized when the earning process for that product is complete.

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

•      Consulting and other outside services used in the R&D process

•      Engineering supplies

•      Engineering related information systems costs

•      Allocation of building and related costs

From time to time, Zebra will provide engineering and development services to third parties on a contract basis. Zebra does not guarantee the outcome of this research and does not retain any obligation to repay third party funding received for these contract services. Since these services are not part of our standard product offering, we treat payments received under these arrangements as reductions to research and development costs.

Advertising. Advertising costs are expensed as incurred. Advertising expenses for the years ended December 31, 2005, 2004 and 2003 totaled $5,524,000, $5,117,000 and $3,721,000, respectively.

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

Warranty. Zebra provides warranty coverage of generally up to one year on printers against defects in material and workmanship. A provision for warranty expense is recorded at the time of shipment and adjusted quarterly based on historical warranty experience. The following table is a summary of Zebra’s accrued warranty obligation.

	As of December 31,
Warranty Reserve (in thousands)	2005	2004	2003
Balance at the beginning of the period	$1,691	$1,351	$1,090
Warranty expense during the period	6,394	3,209	3,095
Warranty payments made during the period	(6,163)	(2,869)	(2,834)
Balance at the end of the period	$1,922	$1,691	$1,351

During the third quarter of 2005, Zebra began providing for environmental recycling reserves similar to warranty reserves. In the European Union, we have an obligation in the future to recycle printers.  This reserve is based on all new printers sold after August 13, 2005, and printers sold prior to that date that are returned to us upon our sale of a new printer to a customer. The following is a summary of Zebra’s accrued recycling obligation.

As of December 31,
Recycling Reserve (in thousands)	2005
Balance at the beginning of the period	$—
Recycling expense during the period	632
Recycling payments made during the period	—
Balance at the end of the period	$632

Fair Value of Financial instruments. Zebra estimates the fair value of its financial instruments as follows:

Instrument	Method for determining fair value
Cash, cash equivalents, accounts receivable, accounts payable and accrued liabilities	Cost, which approximates fair value due to the short-term nature of these instruments
Investments and marketable securities	Market quotes from independent pricing services
Foreign currency forward contracts	Estimated using market quoted rates for foreign currency at the balance sheet date
Foreign currency option contracts	Estimated using market quoted rates for foreign currency at the balance sheet date and application of such rates subject to the option terms
Life insurance policies	Cash surrender value

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

Stock-based Compensation. At December 31, 2005, Zebra has three stock-based compensation plans, which are described more fully in Note 3. Zebra accounts for those plans using the intrinsic method in accordance with the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based compensation cost is reflected in net income, because all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-based Compensation, to stock-based compensation (in thousands, except per share data).

	Year Ended December 31,
	2005	2004	2003

Net income, as reported	$111,603	$120,643	$91,696
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(5,420)	(5,501)	(5,374)
Pro forma net income	$106,183	$115,142	$86,322

Basic earnings per share:
As reported	$1.56	$1.69	$1.30
Pro forma	1.49	1.61	1.22

Diluted earnings per share:
As reported	$1.55	$1.66	$1.28
Pro forma	1.47	1.59	1.21

For pro forma purposes, the fair value of stock options granted prior to January 1, 2005, was determined using the Black-Scholes model. Zebra changed its fair value option pricing model from the Black-Scholes model to a binomial model for all options granted on or after January 1, 2005. We believe that the binomial model considers characteristics of fair value option pricing that are not recognized under the Black-Scholes model. Similar to the Black-Scholes model, the binomial model takes into account variables such as volatility, dividend yield rate and risk free interest rate. Additionally, the binomial model considers cancellation and historical exercise experience of Zebra to determine the option value. It also takes into account the end of its contractual life. For these reasons, we believe that the binomial model provides an estimated fair value that is more representative of actual experience and future expected experience than the value calculated in previous years using the Black-Scholes model.

In April 2005, the FASB changed the implementation date for SFAS No. 123(R), Share-Based Payment, which requires a public entity to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. Originally, public companies subject to SEC oversight were required to implement SFAS No. 123(R) as of the beginning of the first interim or annual reporting period beginning after June 15, 2005. As a result of the action by the SEC, the provisions of this statement will now be effective for Zebra during the first quarter of 2006. We plan to adopt the provisions of this statement using the modified retrospective method, which requires the restatement of the financial statements of all prior years as if the fair-value-based method of accounting for awards granted, modified, or settled in cash had been used in all fiscal years beginning after December 15, 1994. Accordingly, we expect the impact on Zebra’s consolidated financial statements to be consistent with the fair value disclosures included above.

Deferred Compensation Plan. Zebra has a deferred compensation plan that permits management and highly compensated employees to defer portions of their compensation. Zebra immediately pays deferred amounts into a Rabbi Trust, and plan participants select a method of investing these funds into hypothetical investments. Zebra tracks the performance of these hypothetical investments in order to determine the value of each participant’s deferral. Zebra accrues the deferred compensation liability in other long-term liabilities as the amount that is actually owed to the participants. Our deferred compensation liability was $5,521,000 as of December 31, 2005, and $3,894,000 as of December 31, 2004. Zebra invests the funds in company owned life insurance policies, in which Zebra is the beneficiary, to fund the ultimate payment of the deferred compensation. These polices are valued at the cash surrender value and are included other assets.

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

Recently Issued Accounting Pronouncements.

In April 2005, the FASB changed the implementation date for SFAS No. 123(R), Share Based Payment, which requires a public entity to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. The provisions of this statement will now become effective for Zebra during the first quarter of 2006. We expect the impact on Zebra’s consolidated financial statements to be consistent with the fair value disclosures included in Note 2 to the Consolidated Financial Statements included in this Form 10-K.

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

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections — a Replacement of APB Opinion No. 20 and SFAS No. 3, which changes the requirements for the accounting and reporting of a change in accounting principle. The Statement applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Zebra is required to adopt this statement during the first quarter of 2006. We do not expect the adoption of this Statement to have a material impact on our financial condition or results of operations.

In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which addresses the determination as to when and investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss.  This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and SFAS No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, and APB Opinion No. 18, The Equity Method of

Accounting for Investments in Common Stock. This FSP is effective for reporting periods beginning after December 15, 2005. We do not expect the adoption of this Statement to have a material impact on our financial condition or results of operations.

Reclassifications. Certain amounts in the prior years’ financial statements have been reclassified to conform to the current year’s presentation.

Note 3 Stock Based Compensation

As of December 31, 2005, Zebra has three active stock option and stock purchase plans, which are described below.

The Board of Directors adopted the 1997 Stock Option Plan, effective February 11, 1997, and 9,562,500 shares of Class A Common Stock were reserved for issuance under the plan. The 1997 Stock Option Plan is a flexible plan that provides the committee that administers the Plan broad discretion to fashion the terms of the awards to provide eligible participants with stock-based incentives, including: (i) nonqualified and incentive stock options for the purchase of Zebra’s Class A Common Stock and (ii) dividend equivalents. The persons eligible to participate in the 1997 Stock Option Plan are directors, officers, and employees of Zebra or any subsidiary of Zebra who, in the opinion of the committee administering the plan, are in a position to make contributions to the growth, management, protection and success of Zebra or its subsidiaries. As of December 31, 2005, 2,353,355 shares were available under the plan.

The options granted under the 1997 Stock Option Plan have an exercise price equal to the closing market price of Zebra’s stock on the date of grant. The options generally vest over two- to five-year periods and have a legal life of ten years from the date of grant. The Compensation Committee of the Board of Directors administers the plan.

The 1997 Director Plan was terminated February 1, 2002. However, at December 31, 2005, 3,750 options issued under this plan remained outstanding and unexercised. These options expire on the earlier of (a) ten years following the grant date or (b) the second anniversary of the termination of the non-employee director’s directorship for any reason other than due to death or disability (as defined in the 1997 Director Plan). A total of 118,125 shares were issued under this plan.

The Board of Directors and stockholders adopted the 2001 Stock Purchase Plan and reserved 1,125,000 shares of Class A Common Stock for issuance under the plan. Under this plan, employees who work a minimum of 20 hours per week may elect to withhold up to 10% of their cash compensation through regular payroll deductions to purchase shares of Class A Common Stock from Zebra over a period not to exceed 12 months at a purchase price per share equal to the lesser of: (1) 85% of the fair market value of the shares as of the date of the grant, or (2) 85% of the fair market value of the shares as of the date of purchase. As of December 31, 2005, 373,870 shares have been purchased under the plan.

Zebra’s Board of Directors adopted the 2002 Director Plan, effective February 1, 2002. The 2002 Director Plan provides for the issuance of options to purchase up to 360,000 shares of Class A Common Stock, which shares are reserved and available for purchase upon the exercise of options granted under the 2002 Director Plan. Only directors who are not employees or officers of Zebra are eligible to participate in the 2002 Director Plan. Under the 2002 Director Plan, each non-employee director was granted, on the effective date of the plan, an option to purchase 45,000 shares of Class A Common Stock, and each non-employee director subsequently elected to the Board will be granted an option to purchase shares of Class A Common Stock on the date of his or her election or appointment. Options granted under the 2002 Director Plan provide for the purchase of Class A Common Stock at a price equal to the fair market value on the date of grant. If there are not sufficient shares remaining and available to all non-employee directors eligible for an automatic grant at the time at which an automatic grant would otherwise be made, then each eligible non-employee director shall receive an option to purchase a pro rata number of shares. As of December 31, 2005, 187,932 shares were available under the plan. Unless otherwise provided in an option agreement, options granted under the 2002 Director Plan shall become exercisable in five equal increments beginning on the date of the grant and on each of the first four anniversaries thereof. All options expire on the earlier of (a) ten years following the grant date, (b) the first anniversary of the termination date of the non-employee director’s directorship for any reason other than those listed in clause (c) below, or (c) the termination of the non-employee director’s directorship by Zebra’s stockholders for cause, or resignation for cause, in each case as defined in the option agreement.

On February 7, 2006, Zebra’s Board of Directors approved the 2006 Zebra Technologies Corporation Incentive Compensation Plan (the 2006 Plan) and will submit such plan to the stockholders at our Annual Meeting of Stockholders scheduled for May 9, 2006. If approved by the stockholders, the 2006 Plan will become effective immediately and supersede the 1997 Stock Option Plan (the 1997 Plan) and the 2002 Non-Employee Director Stock Option Plan (the 2002 Director Plan). The aggregate number of shares that would be available under the 2006 Plan is 5,500,000 (which include 2,535,945 unissued shares from the 1997 Plan and the 2002 Director Plan). The types of awards that would be available under the 2006 Plan are incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, performance shares and units and performance-based cash bonuses. Employees, directors and consultants of the Company and its subsidiaries would be eligible to participate in the 2006 Plan.

For purposes of calculating the compensation cost consistent with SFAS No. 123, the fair value of each stock option granted prior to January 1, 2005, is estimated on the date of grant using the Black-Scholes option-pricing model. For stock options granted on or after January 1, 2005, fair value is estimated on the date of grant using a binomial model. The following table shows the weighted-average assumptions used for stock option grants as well as the fair value of the options granted based on those assumptions:

	2005	2004	2003
Expected dividend yield	0%	0%	0%
Volatility	38.44%	50%	53%
Risk free interest rate	3.74%	3.25%	3.29%
– Range of interest rates	2.36% - 4.50%	NA	NA
Expected weighted-average life	4.83 years	6 years	6 years
Fair value of options granted	$9,701,000	$8,178,000	$11,490,000
Weighted-average grant date fair value of options granted	$17.16	$24.56	$14.00

The fair value of the employees’ purchase rights issued under the Stock Purchase Plan are estimated as noted above with the following weighted-average assumptions used for purchase rights granted. Expected lives of three months to one year have been used along with these assumptions.

	2005	2004	2003
Fair market value	$42.46	$49.76	$29.44
Option price	$36.09	$42.29	$25.02
Expected dividend yield	0%	0%	0%
Expected volatility	32%	32%	27%
Risk free interest rate	2.86%	1.19%	1.06%

Stock option activity for the years ended December 31, 2005, 2004, and 2003 was as follows:

	2005		2004		2003
Fixed Options	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding at beginning of year	2,593,982	$25.37	3,159,243	$21.61	3,729,805	$19.34
Granted	565,200	48.62	333,001	47.37	867,865	27.02
Exercised	(422,586)	20.26	(660,466)	18.64	(893,698)	17.20
Canceled	(182,837)	29.85	(237,796)	24.91	(544,729)	21.92
Outstanding at end of year	2,553,759	$31.04	2,593,982	$25.37	3,159,243	$21.61
Options exercisable at end of year	877,068	$23.11	712,088	$19.77	693,855	$17.64

The following table summarizes information about fixed stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
$10.74-$17.22	150,670	2.61 years	$12.05	150,670	$12.05
$17.22-$21.62	841,913	5.83 years	20.79	359,373	20.57
$24.21-$28.22	636,159	6.28 years	25.83	276,327	26.42
$28.22-$45.62	339,730	8.61 years	42.79	48,258	36.09
$45.62-$53.92	585,287	8.64 years	49.50	42,440	47.41
	2,553,759			877,068

Note 4 Business Combinations

Retail Systems International, Inc. On February 11, 2005, Zebra acquired certain assets of Retail Systems International, Inc. (RSI) for $7,797,000. Located in Chula Vista, California, RSI manufactures labels, tags and other printed media. The consolidated statements of earnings reflect the results of operations of RSI since the effective date of the purchase. The pro forma effect of this acquisition was not significant.

The following table (in thousands) summarizes the adjusted fair values of the assets acquired at the date of acquisition.

At February 11, 2005
Inventory	$238
Property and equipment	469
Intangible assets	1,073
Goodwill	6,017
Total assets acquired	$7,797

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

The transaction called for two payments in addition to the original payment, which were contingent upon revenue related to specific products for the first two years after the acquisition. During the fourth quarter of 2004, the first of these payments was made for $632,000 and added to goodwill. The final payment for $1,287,000 was made in the first quarter of 2005 and added to goodwill.

Note 5 Stockholders’ Equity

Share count and par value data related to stockholders’ equity are as follows:

	December 31, 2005	December 31, 2004
Preferred Stock
Par value per share	$0.01	$0.01
Shares authorized	10,000,000	10,000,000
Shares outstanding	—	—
Common Stock—Class A
Par value per share	$0.01	$0.01
Shares authorized	150,000,000	150,000,000
Shares issued	72,151,857	71,819,806
Shares outstanding	70,451,124	71,819,806
Treasury stock
Shares held	1,700,733	—

During the third quarter of 2005, Zebra repurchased a total of 1,866,375 shares. These shares are being reissued for exercise of stock options and purchases under the stock purchase plan. Of the shares repurchased, 185,000 were acquired through a program by which we sold put options indexed in our own stock. No put options were outstanding as of December 31, 2005.

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

Note 6 Earnings Per Share

For the years ended December 31, 2005, 2004, and 2003, earnings per share were computed as follows (in thousands, except per-share amounts):

	Year Ended December 31,
	2005	2004	2003
Basic earnings per share:
Net income	$111,603	$120,643	$91,696
Weighted average common shares outstanding	71,364	71,556	70,647
Per share amount	$1.56	$1.69	$1.30

Diluted earnings per share:
Net income	$111,603	$120,643	$91,696
Weighted average common shares outstanding	71,364	71,556	70,647
Add: Effect of dilutive securities – stock options	658	983	848
Diluted weighted average and equivalent shares outstanding	72,022	72,539	71,495
Per share amount	$1.55	$1.66	$1.28

The potentially dilutive securities, which were excluded from the earnings per share calculation, consisted of stock options with an exercise price greater than the average market price of the Class A Common Stock. These options were as follows:

	Year Ended December 31,
	2005	2004	2003
Potentially dilutive shares	804,490	13,800	79,068

Note 7 Investments and Marketable Securities

We classify our investments and marketable securities as available-for-sale in accordance with the classifications defined in SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.

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

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and aggregate fair value of investment securities at December 31, 2005, were as follows (in thousands):

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Available-for-sale:
U.S. government and agency securities	$63,042	$5	$(1,036)	$62,011
State and municipal bonds	393,760	106	(2,329)	391,537
Corporate bonds	21,202	—	(431)	20,771
Partnership interests	38,653	4,726	—	43,379
Other	920	—	—	920
	$517,577	$4,837	$(3,796)	$518,618

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and aggregate fair value of investment securities at December 31, 2004, were as follows (in thousands):

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Available-for-sale:
U.S. government and agency securities	$111,492	$42	$(1,320)	$110,214
State and municipal bonds	351,141	785	(837)	351,089
Corporate bonds	42,757	2	(432)	42,327
Partnership interests	28,652	2,075	—	30,727
Other	5,653	—	—	5,653
	$539,695	$2,904	$(2,589)	$540,010

Changes in unrealized gains and losses on investment securities are included in these financial statements as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003

Changes in unrealized gains and losses on available-for-sale securities, net of tax, recorded in accumulated other comprehensive income	$444	$(113)	$346

All investments and marketable securities are classified as available-for-sale securities; therefore, there are no unrealized gains or losses on trading securities recorded in investment income.

The following table shows the number, aggregate market value and unrealized losses (in thousands) of investments with market values that were less than amortized cost as of December 31, 2005. These lower market values are caused by short-term fluctuations in interest rates and are not a reflection of the credit worthiness of the issuer.  Market values are expected to recover to the amortized cost prior to maturity.

	Unrealized Loss < 12 months			Unrealized Loss > 12 months
	Number of investments	Aggregate Market Value	Unrealized Losses	Number of investments	Aggregate Market Value	Unrealized Losses

Government securities	1	$5,921	$(21)	30	$39,212	$(1,014)
State and municipal bonds	57	105,499	(458)	138	224,594	(1,872)
Corporate bonds	4	3,555	(5)	5	15,424	(426)
Total	62	$114,975	$(484)	173	$279,230	$(3,312)

As of December 31, 2004, the number, aggregate market value and unrealized losses (in thousands) of investments with market values that were less than amortized cost were:

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

The contractual maturities of debt securities at December 31, 2005, were as follows (in thousands):

Fair Value
Due within one year	$137,173
Due after one year through five years	255,010
Due after five year through ten years	14,509
Due after ten years	67,627
$474,319

Using the specific identification method, the proceeds and realized gains on the sales of available-for-sale securities were as follows (in thousands):

	2005	2004	2003
Proceeds	$359,711	$319,711	$57,537
Realized gains	364	1,289	2,371
Realized losses	(2,060)	(900)	(2,121)
Net realized gains/(losses) included in other comprehensive income as of the end of the prior year	(1,544)	384	213

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

Lease payments related to the lease, and recorded as a component of all functional areas, were included in the consolidated financial statements as follows (in thousands):

Unique Operating Lease
2005	$2,336
2004	2,284
2003	2,198

Future minimum lease payments related to the lease as of December 31, 2005, are as follows (in thousands):

Unique Operating Lease
2006	$2,336
2007	2,336
2008	2,380
2009	2,573
2010	2,753
Thereafter	9,636
Total minimum lease payments	$22,014

Note 9 Inventories

The components of inventories, net of allowances, are as follows (in thousands):

	December 31,
	2005	2004
Raw material	$39,779	$34,041
Work in process	134	569
Finished goods	23,725	24,645
Total inventories	$63,638	$59,255

Inventory reserves (included in above numbers)	$7,598	$8,037

Note 10 Property and Equipment

Property and equipment, which includes assets under capital leases, is comprised of the following (in thousands):

	December 31,
	2005	2004
Buildings	$12,184	$12,510
Land	1,910	1,910
Machinery, equipment and tooling	50,132	48,241
Furniture and office equipment	7,090	6,525
Computers and software	44,507	42,690
Automobiles	14	73
Leasehold improvements	8,449	7,658
Projects in progress	6,589	5,608
	130,875	125,215
Less accumulated depreciation and amortization	(81,232)	(78,932)
Net property and equipment	$49,643	$46,283

Other items related to property and equipment are as follows:

	December 31,
	2005	2004
Assets under capital lease	$—	$333
Less: related accumulated depreciation	—	144

Unamortized computer software costs	$9,559	$7,771

	Year Ended December 31,
	2005	2004	2003
Amortization of capitalized software	$2,938	$2,125	$2,132
Total depreciation expense charged to income	10,763	9,686	9,940

Note 11 Income Taxes

The geographical sources of income before income taxes were as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003
United States	$142,105	$164,784	$132,056
Outside United States	26,360	19,764	3,936
Total	$168,465	$184,548	$135,992

Zebra does not provide for deferred U.S. income taxes on undistributed earnings of foreign subsidiaries, which totaled approximately $33,000,000 at December 31, 2005 and $34,000,000 at December 31, 2004. Should such earnings be remitted to Zebra, foreign tax credits would be available to substantially offset the U.S. income taxes due upon repatriation.

The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2005	2004	2003
Current:
Federal	$44,736	$53,810	$38,954
State	5,253	5,874	3,723
Foreign	8,060	6,023	2,561
Deferred:
Federal	(1,104)	(1,568)	(261)
State	(83)	(118)	(35)
Foreign	—	(116)	(646)
Total	$56,862	$63,905	$44,296

The provision for income taxes differs from the amount computed by applying the U.S. statutory Federal income tax rate of 35% to income before income taxes. The reconciliation of statutory and effective income taxes is presented below (in thousands):

	Year Ended December 31,
	2005	2004	2003
Provision computed at statutory rate	$58,963	$64,592	$47,597
State income tax (net of Federal tax benefit)	3,146	3,595	2,952
Federal tax benefit of state tax settlement	—	—	(2,450)
Tax-exempt interest income	(3,301)	(1,767)	(1,674)
Tax benefit of exempt foreign trade income	(1,575)	(1,750)	(1,488)
Domestic manufacturing deduction	(735)	—	—
Research and experimental credit	(350)	(350)	(1,959)
Other	714	(415)	1,318
Provision for income taxes	$56,862	$63,905	$44,296

Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. Based on management’s assessment, it is more likely than not that the deferred tax assets will be realized through future taxable earnings.

Tax effects of temporary differences that give rise to deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2005	2004
Deferred tax assets:
Deferred rent-building	$216	$212
Capital equipment lease	28	65
Accrued vacation	1,115	902
Deferred compensation	2,078	1,466
Inventory items	4,142	3,652
Allowance for doubtful accounts	203	224
Other accruals	3,338	2,520
Unrealized loss on partnership interests	3,709	2,537
Unrealized loss on securities and hedges	—	1,245
Total deferred tax assets	14,829	12,823

Deferred tax liabilities:
Unrealized gain on securities	(306)	—
Acquisition related items	(419)	(649)
Depreciation and amortization	(7,158)	(5,966)
Total deferred tax liabilities	(7,883)	(6,615)
Net deferred tax assets	$6,946	$6,208

Note 12 Goodwill and Other Intangible Asset Data

During the first quarter of 2002, we implemented SFAS No. 142, Goodwill and Other Intangible Assets, which replaces the requirements to amortize intangible assets with indefinite lives and goodwill with a requirement for an annual impairment test. SFAS No. 142 also set requirements for identifiable intangible assets.

Intangible asset data are as follows (in thousands):

	December 31, 2005		December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Current technology	$26,011	$(9,632)	$12,258	$(7,746)
Customer relationships	3,406	(783)	2,333	(328)
Total	$29,417	$(10,415)	$14,591	$(8,074)

Unamortized intangible assets
Goodwill	$69,097		$61,793

Aggregate amortization expense
For the year ended December 31, 2004			$2,569
For the year ended December 31, 2005	$2,341

Estimated amortization expense
For the year ended December 31, 2006	2,812
For the year ended December 31, 2007	2,761
For the year ended December 31, 2008	2,763
For the year ended December 31, 2009	2,639
For the year ended December 31, 2010	1,766
Thereafter	6,261

During the first quarter of 2005, a final contingent payment related to the Atlantek acquisition was made for $1,287,000 and added to goodwill. In addition, we acquired certain assets of RSI with an adjusted allocation of net goodwill of $6,017,000. See Note 4 for further details.

During 2005, we acquired intangible assets in the amount of $14,827,000 for customer relationships, patents and licenses to use certain technology. These intangible assets will have a commercial life of 5 to 10 years.

Note 13 Other Assets

Other assets consist of the following (in thousands):

	December 31,
	2005	2004
Life insurance policies related to the deferred compensation plan (See Note 18)	$4,751	$3,401
Life insurance policies on key executives	21,602	10,367
Long-term equity securities	100	100
Deposits	312	344
Other long-term assets	14,978	8,779
Total	$41,743	$22,991

Zebra invested $10,028,000 in life insurance policies on 48 key executives in each year above for a total cost of $20,056,000. These policies currently have a cash surrender value of $21,602,000 and a guaranteed rate of return of 5.65% through July 28, 2006.

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

Company contributions to these plans, which were charged to operations, approximated the following (in thousands):

	Year Ended December 31,
	2005	2004	2003
401(k)	$1,874	$1,771	$1,579
Profit sharing	1,775	2,329	1,544
Total	$3,649	$4,100	$3,123

Percentage of eligible payroll contributed for profit-sharing plan	2.4%	3.1%	2.4%

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

Hedging of Net Assets

We use forward contracts and options to manage exposure related to our pound and euro denominated net assets. We record gains and losses on these contracts and options in income each quarter along with the translation gains and losses related to our net euro asset position, which would ordinarily offset each other. Summary financial information related to these activities follows (in thousands):

	Year ended December 31,
	2005	2004	2003
Change in gains (losses) from foreign exchange derivatives	$(87)	$(1,246)	$(3,756)
Gain on net foreign currency assets	1,373	1,731	3,204
Net foreign exchange gain (loss)	$1,286	$485	$(552)

	December 31, 2005	December 31, 2004
Notional balance of outstanding contracts:
Pound	£3,289	£13,646
Euro	€25,000	€34,000
Euro/Pound	€16,000	—

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

	December 31, 2005	December 31, 2004
Net unrealized gains (losses) deferred in accumulated other comprehensive income:
Gross	$999	$(2,231)
Income tax (benefit)	376	(781)
Net	$623	$(1,450)

Notional balance of outstanding contracts	€30,750	€30,000
Hedge effectiveness	100%	100%

	2005	2004	2003
Net gain (loss) included in revenue for the:
Year ended December 31, 2005	$1,617
Year ended December 31, 2004		$(1,639)
Year ended December 31, 2003			266

The above year-to-date gains and losses are the net pretax gains and losses released from other comprehensive income into earnings during 2005 and 2004. We expect to release pretax losses in the amount of $999,000 from other comprehensive income into earnings during 2005 along with gains and losses on similar contracts entered into early in 2005. Currently, the initial duration of our forecasted sales hedge contracts is six months. Effectiveness testing is performed on each contract monthly. We have not experienced any gains or losses due to ineffectiveness. If we were to experience such gains or losses, we would record them as a foreign exchange gain or loss. If we were to cancel or net settle a hedge designated as a cash flow hedge prior to the scheduled settlement date, we would recognize the gain or loss on that settlement immediately as a foreign exchange gain or loss.

Note 16 Commitments and Contingencies

Leases. In September 1989, Zebra entered into a lease agreement for its Vernon Hills facility and certain machinery, equipment, furniture and fixtures with Unique Building Corporation, a related party. The facility portion of the lease is the only remaining portion in existence as of December 31, 2005, and is treated as an operating lease. An amendment to the lease dated July 1997 added 59,150 square feet and extended the term of the existing lease through June 30, 2014. The lease agreement includes a modification to the base monthly rental, which goes into effect if the prescribed rent payment is less than the aggregate principal and interest payments required to be made by Unique under an Industrial Revenue Bond (IRB).

Minimum future obligations under non-cancelable operating leases as of December 31, 2005 are as follows (in thousands):

Operating Leases
2006	5,971
2007	4,679
2008	3,754
2009	3,776
2010	3,885
Thereafter	22,373
Total minimum lease payments	$44,438

Rent expense for operating leases charged to operations was as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003
Rent expense	$7,822	$6,404	$5,591

In addition to the related party lease noted above, the operating lease information includes a variety of other properties around the world. These properties are used as manufacturing facilities, distribution centers and sales offices. Lease terms range from six months to 25 years with breaking periods specified in the lease agreements.

Letter of credit. In connection with the lease agreements described above, Zebra has guaranteed Unique’s full and prompt payment under Unique’s letter of credit agreement with a bank. The contingent liability of Zebra under this guaranty as of December 31, 2005 is $700,000, which is the limit of Zebra’s guaranty throughout the term of the IRB.

Legal proceedings. On April 24, 2003, Paxar Americas, Inc. (Paxar Americas) filed a patent infringement lawsuit in the United States District Court for the Southern District of Ohio against Zebra and certain of its subsidiaries. Paxar Americas’ Complaint alleges that certain of Zebra’s products infringe on one or more of eight identified Paxar Americas patents, although not every product is accused of infringing each patent. Zebra filed an Answer to Paxar Americas’ Complaint, denying Paxar Americas’ allegations of infringement and asserting several affirmative defenses, including the invalidity of Paxar Americas’ asserted patent claims. Paxar Americas moved to amend its Complaint to add two patents and a trademark-based claim and the Court granted the motion. Paxar Americas filed its Amended Complaint on March 31, 2005, dropping one of the eight originally asserted patents and adding two newly asserted patents. Paxar Americas also filed a motion to withdraw another of the originally asserted patents from the Amended Complaint. Zebra filed its Answer denying all infringement and asserting affirmative defenses including the invalidity of Paxar Americas’ asserted patent claims. On July 15, 2004, the Court heard arguments from the parties regarding the proper construction of the claims of the patents-in-suit and the parties submitted post-argument briefs. On April 20, 2005, at the Court’s request, the parties identified disputed claim terms regarding the newly asserted patents and provided their respective positions regarding those terms to the Court. Discovery closed on August 16, 2005. No decision has yet been issued in connection with the July 15, 2004 claim construction hearing. At the Court’s request the parties included in their summary judgment briefing additional arguments concerning claim construction in view of patents added to Paxar Americas’ Amended Complaint as well as developments in patent law subsequent to the claim construction hearing. On October 7, 2005, the parties completed extensive summary judgment briefing, and the Court heard arguments from the parties regarding summary judgment motions and the additional claim construction issues on November 16, 2005.  No decision has yet been issued in connection with the November 16, 2005 summary judgment and claim construction hearing.   The Court has scheduled a trial date beginning on January 16, 2007.

We believe we have strong defenses to Paxar Americas’ infringement claims, but the outcome of litigation is inherently uncertain, particularly in cases such as this where sophisticated factual issues must be assessed and complex technical issues must be decided. As a result, we cannot accurately predict the outcome of this lawsuit, and we are unable to conclude that a loss is likely to occur. In the event we are unsuccessful in our defense of Paxar Americas’ infringement claims, we could be liable for economic and other damages, which could be material. Based on our damage expert’s report, we believe damages could be in the range of $100,000 to $20,000,000, but Paxar claims damages in an amount substantially higher and has alleged willful infringement, which, if proved, could treble damages. In addition, we may be forced to incur ongoing licensing expenses or to change how we design, manufacture and market certain of our products. We have and will continue to incur substantial legal fees to prosecute and defend this lawsuit. Consistent with the requirements of SFAS No. 5, Accounting for Contingencies, no liability has been recorded in Zebra’s consolidated financial statements as of December 31, 2005.

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

Printherm filed bankruptcy proceedings on August 30, 2004, and the Commercial Court ordered its liquidation on November 30, 2004. The case was put on hold until the Court appointed liquidator filed a submission in August 2005, which started the proceedings again. ZTF filed its answer on November 19, 2005, in anticipation of a Court-ordered December 19, 2005 hearing date. In response to a request by Printherm’s liquidator, the Court postponed the hearing date so as to provide time for Printherm to respond to ZTF’s answer. The hearing is not expected to occur until sometime during the second quarter of 2006.

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

	North America	Europe, Middle East & Africa	Latin America	Asia	Total
2005
Net sales	$362,054	$230,365	$46,878	$62,974	$702,271
Long-lived assets	131,547	5,917	7	271	137,742

2004
Net sales	$359,074	$213,559	$38,119	$52,302	$663,054
Long-lived assets	108,725	5,669	3	196	114,593

2003
Net sales	$292,543	$170,544	$29,406	$43,904	$536,397
Long-lived assets	102,962	6,415	3	87	109,467

Net sales by major product category are as follows (in thousands):

	Hardware	Supplies	Service and Software	Shipping and Handling	Cash Flow Hedging Activities	Total
2005	$540,679	$129,183	$25,217	$5,575	$1,617	$702,271
2004	518,556	116,877	24,310	4,950	(1,639)	663,054
2003	409,144	98,556	24,318	4,113	266	536,397

Note 18 Deferred Compensation Plan

Since January 1, 2002, Zebra offers a deferred compensation plan that permits executive management employees to defer portions of their compensation and to select a method of investing these funds. The salaries that have been deferred since the plan’s inception have been accrued and the only expense, other than salaries, related to this plan is the gain/loss from the changes to the deferred compensation liability, which is charged to compensation expense. To fund this plan, Zebra purchases corporate-owned whole-life insurance contracts on the related employees, of which Zebra is the beneficiary. The following table shows the income, asset and liability amounts related to this plan (in thousands):

	Year ended December 31,
	2005	2004	2003
Gain on cash surrender value of life insurance policies included in investment income	$263	$94	$60

	December 31, 2005	December 31, 2004
Deferred compensation liability included in other long-term liability	$5,521	$3,894
Cash surrender value included in other assets	$4,751	$3,401

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

Our Varades facility conducted the product development for our line of card printers and included the European service center for these printers. We transferred the product development activities to Camarillo, California, where we have manufactured these printers since 2001. We transferred the European card printer service operation to our Preston, United Kingdom, facility where the Europe, Middle East and African distribution of these printers already occurs. The Varades facility has been completely closed by the end of 2004. As of December 31, 2005, we incurred the following exit costs (in thousands):

Type of Cost	Total Costs incurred
Severance, stay bonuses, and other employee-related expenses	$1,746
Asset disposal costs	64
Other exit costs	360
Total	$2,170

We expect to incur no further costs for this project.

During January 2004, we announced plans to consolidate our Warwick, Rhode Island, printer manufacturing and repair service into our Camarillo, California and Vernon Hills, Illinois locations. This transition was substantially complete by the end of 2004. The Warwick facility will continue to manufacture and distribute label printer supplies, as well as house engineering and product management functions for mobile products, and the key account sales. The following table shows the exit costs incurred as of December 31, 2005 (in thousands).

Type of Cost	Total costs incurred to date
Severance, stay bonuses, and other employee-related expenses	$783
Other exit costs	475
Total	$1,258

During December 2004, we announced plans to close and consolidate our Wakefield, Rhode Island, facility into our other North American facilities. This transition was substantially complete by the end of 2005. As of December 31, 2005, we incurred the following exit costs (in thousands):

Type of Cost	Total costs incurred to date
Severance, stay bonuses, and other employee-related expenses	$141
Other exit costs	252
Total	$393

Zebra had a leased warehouse facility in Wokingham, United Kingdom, that was not being utilized. The lease term was through October 2010, with annual rent of £192,500. The facility had been subleased through December 2003; however, due to current market conditions in that area, efforts to market for subleasing the property since that time did not result in a new subtenant. Therefore, during December 2005, we came to an agreement with the landlord and paid £860,000 to surrender the remaining term of the lease. This amount had been fully reserved during the first quarter of 2005.

We expect to incur no further costs for any of these exit activities.

Liabilities and expenses related to exit activities for the year ended December 31, 2005 were as follows (in thousands):

	Varades Closure	Warwick Consolidation	Wakefield Closure	Wokingham Lease	Total
Accrued liabilities related to exit activities at December 31, 2004	$155	$439	$90	$550	$1,234

Total expenses incurred for the year ended December 31, 2005	216	(11)	283	1,524	2,012

Less: Amounts paid for the year ended December 31, 2005	334	410	352	1,909	3,005

Exchange rate impact				(165)	(165)

Accrued liabilities related to exit activities at December 31, 2005	$37	$18	$21	$—	$76

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

The components of other comprehensive income included in the Consolidated Statements of Comprehensive Income are as follows (in thousands):

	Year ended December 31,
	2005	2004	2003
Foreign currency translation adjustments	$(6,407)	$3,402	$4,110

Changes in unrealized gains/(losses) on hedging transactions:
Gross	$3,230	$(694)	$(1,537)
Income tax (benefit)	1,157	(243)	(538)
Net	$2,073	$(451)	$(999)

Changes in unrealized holding gains/ (losses) on investments classified as available-for-sale:
Gross	$726	$(174)	$531
Income tax (benefit)	282	(61)	185
Net	$444	$(113)	$346

The components of accumulated other comprehensive income (loss) included in the Consolidated Balance Sheets are as follows (in thousands):

	As of
	December 31, 2005	December 31, 2004
Foreign currency translation adjustments	$1,105	$7,512

Unrealized losses on foreign currency hedging activities:
Gross	$999	$(2,231)
Income tax benefit	376	(781)
Net	$623	$(1,450)

Unrealized gains on investments classified as available-for-sale:
Gross	$1,041	$315
Income tax	392	110
Net	$649	$205

Note 21 Major Customers

ScanSource, Inc. is our most significant customer and our net sales to them as a percent of total net sales were as follows:

	Year ended December 31,
	2005	2004	2003
ScanSource	15.6	14.1	13.8

No other customer accounted for 10% or more of total net sales during these years.

Note 22 Quarterly Results of Operations (unaudited)

(Amounts in thousands, except per share data)

2005	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$170,727	$176,614	$175,636	$179,294
Cost of sales	83,362	87,266	87,959	89,503
Gross profit	87,365	89,348	87,677	89,791

Selling and marketing	21,067	22,554	20,800	25,286
Research and engineering	10,668	12,054	11,501	11,777
General and administrative	14,946	16,810	14,489	13,665
Amortization of intangibles	647	387	509	798
Exit costs	1,517	141	283	71
Total operating expenses	48,845	51,946	47,582	51,597
Operating income	38,520	37,402	40,095	38,194

Investment income (expense)	3,277	3,072	3,254	3,814
Interest expense	(3)	(27)	(41)	(8)
Foreign exchange gain (loss)	53	812	334	87
Other, net	(304)	(243)	251	(74)
Total other income (expense)	3,023	3,614	3,798	3,819

Income before taxes	41,543	41,016	43,893	42,013
Income taxes	14,436	14,253	14,453	13,720
Net income	$27,107	$26,763	$29,440	$28,293

Basic earnings per share	$0.38	$0.37	$0.41	$0.40
Diluted earnings per share	$0.37	$0.37	$0.41	$0.40

2004	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$154,174	$162,830	$171,176	$174,874
Cost of sales	73,571	78,315	84,030	83,979
Gross profit	80,603	84,515	87,146	90,895

Selling and marketing	17,207	18,023	19,217	22,615
Research and engineering	8,896	9,233	9,596	9,368
General and administrative	12,763	12,562	11,917	11,998
Amortization of intangibles	649	626	647	647
Acquired in-process technology	22	—	—	—
Exit costs	363	876	715	146
Total operating expenses	39,900	41,320	42,092	44,774
Operating income	40,703	43,195	45,054	46,121

Investment income (expense)	3,073	2,091	2,515	2,949
Interest expense	(26)	(6)	(7)	(5)
Foreign exchange gain (loss)	(656)	413	737	(9)
Other, net	(299)	(537)	(339)	(419)
Total other income (expense)	2,092	1,961	2,906	2,516

Income before taxes	42,795	45,156	47,960	48,637
Income taxes	14,861	15,728	16,641	16,675
Net income	$27,934	$29,428	$31,319	$31,962

Basic earnings per share	$0.39(1)	$0.41(1)	$0.44	$0.45
Diluted earnings per share	$0.39(1)	$0.41(1)	$0.43	$0.44

(1)   Restated for a 3-for-2 stock split in August 2004 paid in the form of a 50% stock dividend.

ZEBRA TECHNOLOGIES CORPORATION

Schedule II

Valuation and Qualifying Accounts

(Amounts in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Valuation account for accounts receivable:
Year ended December 31, 2005	$1,561	$(396)	$49	$1,116
Year ended December 31, 2004	$1,388	$368	$195	$1,561
Year ended December 31, 2003	$1,236	$557	$405	$1,388

Valuation accounts for inventories:
Year ended December 31, 2005	$8,037	$535	$974	$7,598
Year ended December 31, 2004	$6,238	$5,653	$3,854	$8,037
Year ended December 31, 2003	$5,075	$4,337	$3,174	$6,238

See accompanying report of independent registered public accounting firm.