Form 10-Q
period 2006-04-01
ZEBRA TECHNOLOGIES CORP/DE
filed 2006-05-10
CIK 877212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2006

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. Check one:

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒

As of May 4, 2006, there were the following shares outstanding:

Class A Common Stock, $.01 par value        70,769,234

ZEBRA TECHNOLOGIES CORPORATION

QUARTER ENDED APRIL 1, 2006

PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	April 1, 2006	December 31, 2005 (restated – see Note 2)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17,543	$25,621
Investments and marketable securities	198,762	518,618
Accounts receivable, net	116,415	111,551
Inventories, net	66,605	63,638
Deferred income taxes	8,097	8,188
Prepaid expenses	5,497	5,098

Total current assets	412,919	732,714

Property and equipment at cost, less accumulated depreciation and amortization	51,610	49,643
Long-term deferred income taxes	6,220	6,216
Goodwill	69,097	69,097
Other intangibles, net	18,555	19,002
Long-term investments and marketable securities	353,218	—
Other assets	40,857	41,743

Total assets	$952,476	$918,415

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,860	$24,885
Accrued liabilities	28,109	28,928
Income taxes payable	7,027	535

Total current liabilities	57,996	54,348
Deferred rent	572	574
Other long-term liabilities	5,898	5,521

Total liabilities	64,466	60,443

Stockholders’ equity:
Preferred Stock	—	—
Class A Common Stock	722	722
Additional paid-in capital	135,140	139,433
Treasury stock	(52,060)	(64,013)
Retained earnings	805,544	779,453
Accumulated other comprehensive income (loss)	(1,336)	2,377

Total stockholders’ equity	888,010	857,972

Total liabilities and stockholders’ equity	$952,476	$918,415

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended
	April 1, 2006	April 2, 2005 (restated – see Note 2)
Net sales	$175,814	$170,727
Cost of sales	93,116	83,599

Gross profit	82,698	87,128
Operating expenses:
Selling and marketing	22,109	21,564
Research and development	12,035	11,052
General and administrative	14,649	15,802
Amortization of intangible assets	747	647
Exit costs	—	1,517

Total operating expenses	49,540	50,582

Operating income	33,158	36,546

Other income (expense):
Investment income	5,207	3,277
Interest expense	(218)	(3)
Foreign exchange gains (loss)	110	53
Other, net	(448)	(304)

Total other income	4,651	3,023

Income before income taxes and cumulative effect of accounting change	37,809	39,569
Income taxes	13,037	13,750

Income before cumulative effect of accounting change	24,772	25,819
Cumulative effect of accounting change (net of tax effect of $694)	1,319	—

Net income	$26,091	$25,819

Basic earnings per share before cumulative effect of accounting change	$0.35	$0.36
Diluted earnings per share before cumulative effect of accounting change	$0.35	$0.36
Basic earnings per share	$0.37	$0.36
Diluted earnings per share	$0.37	$0.36
Basic weighted average shares outstanding	70,566	71,873
Diluted weighted average and equivalent shares outstanding	71,119	72,649

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	Three Months Ended
	April 1, 2006	April 2, 2005 (restated – see Note 2)
Net income	$26,091	$25,819
Other comprehensive income (loss):
Foreign currency translation adjustment	385	(1,086)
Changes in unrealized gains and (losses) on hedging transactions, net of tax	(527)	1,253
Changes in unrealized losses on investments, net of tax	(3,571)	(1,025)

Comprehensive income	$22,378	$24,961

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Three Months Ended
	April 1, 2006	April 2, 2005 (restated – see Note 2)
Cash flows from operating activities:
Net income	$26,091	$25,819
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,669	3,093
Stock-based compensation	1,511	1,974
Excess tax benefit from share-based compensation	(1,285)	(799)
Cumulative effect of accounting change (net of tax)	(1,319)	—
Deferred income taxes	94	(158)
Changes in assets and liabilities:
Accounts receivable, net	(4,298)	(5,157)
Inventories	(2,817)	(4,826)
Other assets	963	(5,311)
Accounts payable	(2,225)	(640)
Accrued liabilities	(875)	(2,801)
Income taxes payable	7,034	10,208
Other operating activities	(920)	(368)

Net cash provided by operating activities	25,623	21,034

Cash flows from investing activities:
Purchases of property and equipment	(4,836)	(2,586)
Acquisition of assets of Retail Systems International, Inc.	—	(7,700)
Purchases of investments and marketable securities	(275,517)	(254,856)
Maturities of investments and marketable securities	183,300	160,688
Sales of investments and marketable securities	55,284	76,322

Net cash used in investing activities	(41,769)	(28,132)

Cash flows from financing activities:
Proceeds from exercise of stock options and stock purchase plan purchases	6,893	3,777
Excess tax benefit from share-based compensation	1,285	799
Payments for obligation under capital lease	—	(13)

Net cash provided by financing activities	8,178	4,563

Effect of exchange rate changes on cash	(110)	(97)

Net decrease in cash and cash equivalents	(8,078)	(2,632)
Cash and cash equivalents at beginning of period	25,621	17,983

Cash and cash equivalents at end of period	$17,543	$15,351

Supplemental disclosures of cash flow information:
Interest paid	$218	$3
Income taxes paid	3,442	3,794

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Basis of Presentation

Management prepared these unaudited interim consolidated financial statements for Zebra Technologies Corporation and subsidiaries (Zebra) according to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information required in full-year audited financial statements is omitted, as allowed by SEC rules and regulations. These omissions relate to required annual disclosures, which have not materially changed since our Form 10-K was filed with the SEC. See our Form 10-K for the year ended December 31, 2005, for these additional disclosures.

The consolidated balance sheet as of December 31, 2005, in this Form 10-Q is taken from the audited consolidated balance sheet in our Form 10-K, as restated for SFAS No. 123(R) as described below. These interim financial statements include all adjustments necessary to present fairly Zebra’s consolidated financial position as of April 1, 2006, the consolidated results of operations for the three months ended April 1, 2006 and April 2, 2005, and cash flows for the three months ended April 1, 2006 and April 2, 2005. These results, however, are not necessarily indicative of results for the full year.

Note 2—Stock-Based Compensation

As of April 1, 2006, we had three stock-based compensation plans available for future grants. Prior to January 1, 2006, we accounted for these plans using the intrinsic value method in accordance with the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by SFAS No. 123, Accounting for Stock Based Compensation. Accordingly, we recognized no compensation cost as all options granted under these plans had grant prices equal to the market value of the underlying common stock on the date of grant and the number of shares was fixed.

Effective January 1, 2006, Zebra adopted SFAS No. 123(R), Share-Based Payments, utilizing the modified retrospective approach, which requires the prior period financial statements to be restated to recognize compensation costs in the amounts previously reported in the pro forma footnote disclosures. Zebra recognizes compensation costs using the straight-line method over the vesting period of 2 to 5 years. The following tables summarize the adjustments made to the consolidated financial statements as a result of these restatements:

(In thousands)	December 31, 2005
	As Previously Reported	Share-based Compensation	As restated
Selected Balance Sheet Data:
Long-term deferred income tax (liability) asset	$(1,242)	$7,458	$6,216
Additional paid-in capital	93,336	46,097	139,433
Retained Earnings	818,092	(38,639)	779,453

(In thousands, except per share data)	For the three months ended April 2, 2005
	As Previously Reported	Share-based Compensation	As restated
Selected Statement of Earnings Data:
Cost of sales	$83,362	$237	$83,599
Gross profit	87,365	(237)	87,128
Selling and marketing	21,067	497	21,564
Research and development	10,668	384	11,052
General and administration	14,946	856	15,802
Total operating expenses	48,845	1,737	50,582
Operating income	38,520	(1,974)	36,546
Income before income taxes	41,543	(1,974)	39,569
Income taxes	14,436	(686)	13,750
Net income	27,107	(1,288)	25,819
Basic earnings per share	$0.38	$(0.02)	$0.36
Diluted earnings per share	$0.37	$(0.01)	$0.36

(In thousands, except per share data)	For the three months ended July 2, 2005
	As Previously Reported	Share-based Compensation	As restated
Selected Statement of Earnings Data:
Cost of sales	$87,266	$201	$87,467
Gross profit	89,348	(201)	89,147
Selling and marketing	22,554	496	23,050
Research and development	12,054	332	12,386
General and administration	16,810	991	17,801
Total operating expenses	51,946	1,819	53,765
Operating income	37,402	(2,020)	35,382
Income before income taxes	41,016	(2,020)	38,996
Income taxes	14,253	(702)	13,551
Net income	26,763	(1,318)	25,445
Basic earnings per share	$0.37	$(0.02)	$0.35
Diluted earnings per share	$0.37	$(0.02)	$0.35

(In thousands, except per share data)	For the three months ended October 1, 2005
	As Previously Reported	Share-based Compensation	As restated
Selected Statement of Earnings Data:
Cost of sales	$87,959	$144	$88,103
Gross profit	87,677	(144)	87,533
Selling and marketing	20,800	490	21,290
Research and development	11,501	317	11,818
General and administration	14,489	1,142	15,631
Total operating expenses	47,582	1,949	49,531
Operating income	40,095	(2,093)	38,002
Income before income taxes	43,893	(2,093)	41,800
Income taxes	14,453	(729)	13,724
Net income	29,440	(1,364)	28,076
Basic earnings per share	$0.41	$(0.02)	$0.39
Diluted earnings per share	$0.41	$(0.02)	$0.39

(In thousands, except per share data)	For the three months ended December 31, 2005
	As Previously Reported	Share-based Compensation	As restated
Selected Statement of Earnings Data:
Cost of sales	$89,503	$179	$89,682
Gross profit	89,791	(179)	89,612
Selling and marketing	25,286	439	25,725
Research and development	11,777	326	12,103
General and administration	13,665	1,152	14,817
Total operating expenses	51,597	1,917	53,514
Operating income	38,194	(2,096)	36,098
Income before income taxes	42,013	(2,096)	39,917
Income taxes	13,720	(647)	13,073
Net income	28,293	(1,449)	26,844
Basic earnings per share	$0.40	$(0.02)	$0.38
Diluted earnings per share	$0.40	$(0.02)	$0.38

The impact of compensation expense and the adoption of SFAS No. 123(R) on the income statement for the three months ended April 1, 2006, was as follows:

(In thousands)
Cost of sales	$138
Gross profit	(138)
Selling and marketing	303
Research and development	230
General and administration	840
Total operating expenses	1,373
Operating income	1,511
Income before income taxes and the cumulative effect of accounting change	(1,511)
Income taxes	(523)
Net income before cumulative effect of accounting change	(988)
Cumulative effect of accounting change	1,319
Net income	$331

Basic earnings per share before cumulative effect of accounting change	$(0.01)
Diluted earnings per share before cumulative effect of accounting change	$(0.01)
Basic earnings per share	$0.00
Diluted earnings per share	$0.00

Prior to adopting SFAS 123(R), Zebra presented all tax benefits of deductions resulting from the exercise of stock grants as operating cash flows in the consolidated statements of cash flows. SFAS 123(R) requires the cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized (excess tax benefits) to be classified as financing cash flows. As a result, $1,285,000 of excess tax benefits for the three months ended April 1, 2006, have been classified as financing cash flows. In accordance with the modified retrospective method of SFAS 123(R), the cash flow statement has been restated to show an excess tax benefit of $799,000 for the three months ended April 2, 2005.

SFAS 123(R) requires entities to estimate the number of forfeitures expected to occur and record expense based upon the number of awards expected to vest. Prior to the adoption of SFAS No. 123(R), Zebra accounted for forfeitures as they occurred as permitted under previous accounting standards. The requirement to estimate forfeitures is classified as an accounting change under APB Opinion No. 20, Accounting Changes, which requires a one-time adjustment in the period of adoption. The one-time adjustment (cumulative effect of accounting change) related to the change in estimating forfeitures increased income by $1,319,000, net of applicable taxes, for the three months ended April 1, 2006.

Compensation Plan

The Board of Directors adopted the 1997 Stock Option Plan, effective February 11, 1997, and 9,562,500 shares of Class A Common Stock were reserved for issuance under the plan. The 1997 Stock Option Plan is a flexible plan that provides the committee that administers the Plan broad discretion to fashion the terms of the awards to provide eligible participants with stock-based incentives, including: (i) nonqualified and incentive stock options for the purchase of Zebra’s Class A Common Stock and (ii) dividend equivalents. The persons eligible to participate in the 1997 Stock Option Plan are directors, officers, and employees of Zebra or any subsidiary of Zebra who, in the opinion of the committee administering the plan, are in a position to make contributions to the growth, management, protection and success of Zebra or its subsidiaries. As of April 1, 2006, 2,075,569 shares were available for grant under the plan.

The options granted under the 1997 Stock Option Plan have an exercise price equal to the closing market price of Zebra’s stock on the date of grant. The options generally vest over two to five year periods and have a maximum legal life of ten years from the date of grant. The Compensation Committee of the Board of Directors administers the plan.

The 1997 Director Plan was terminated February 1, 2002. At April 1, 2006, 3,750 options issued under this plan remained outstanding and unexercised. These options expire on the earlier of (a) ten years following the grant date or (b) the second anniversary of the termination of the non-employee director’s directorship for any reason other than due to death or disability (as defined in the 1997 Director Plan). A total of 118,125 shares were issued under this plan.

The Board of Directors and stockholders adopted the 2001 Stock Purchase Plan and reserved 1,125,000 shares of Class A Common Stock for issuance under the plan. Under this plan, employees who work a minimum of 20 hours per week may elect to withhold up to 10% of their cash compensation through regular payroll deductions to purchase shares of Class A Common Stock from Zebra over a period not to exceed 12 months at a purchase price per share equal to the lesser of: (1) 85% of the fair market value of the shares as of the date of the grant, or (2) 85% of the fair market value of the shares as of the date of purchase. As of April 1, 2006, 388,184 shares have been purchased under the plan.

Zebra’s Board of Directors adopted the 2002 Director Plan, effective February 1, 2002. The 2002 Director Plan provides for the issuance of options to purchase up to 360,000 shares of Class A Common Stock, which shares are reserved and available for purchase upon the exercise of options granted under the 2002 Director Plan. Only directors who are not employees or officers of Zebra are eligible to participate in the 2002 Director Plan. Under the 2002 Director Plan, each non-employee director was granted, on the effective date of the plan, an option to purchase 45,000 shares of Class A Common Stock, and each non-employee director subsequently elected to the Board will be granted an option to purchase shares of Class A Common Stock on the date of his or her election or appointment. Options granted under the 2002 Director Plan provide for the purchase of Class A Common Stock at a price equal to the fair market value on the date of grant. If there are not sufficient shares remaining and available to all non-employee directors eligible for an automatic grant at the time at which an automatic grant would otherwise be made, then each eligible non-employee director shall receive an option to purchase a pro rata number of shares. As of April 1, 2006, 107,932 shares were available under the plan. Unless otherwise provided in an option agreement, options granted under the 2002 Director Plan shall become exercisable in five equal increments beginning on the date of the grant and on each of the first four anniversaries thereof. All options expire on the earlier of (a) ten years following the grant date, (b) the first anniversary of the termination date of the non-employee director’s directorship for any reason other than those listed in clause (c) below, or (c) the termination of the non-employee director’s directorship by Zebra’s stockholders for cause, or resignation for cause, in each case as defined in the option agreement.

On February 7, 2006, Zebra’s Board of Directors approved the 2006 Zebra Technologies Corporation Incentive Compensation Plan (the 2006 Plan) and will submit such plan to the stockholders at our Annual Meeting of Stockholders scheduled for May 9, 2006. If approved by the stockholders, the 2006 Plan will become effective immediately and supersede the 1997 Stock Option Plan (the 1997 Plan) and the 2002 Non-Employee Director Stock Option Plan (the 2002 Director Plan). The aggregate number of shares that would be available under the 2006 Plan is 5,500,000 (which include 2,183,501 ungranted shares from the 1997 Plan and the 2002 Director Plan). The types of awards that would be available under the 2006 Plan are incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, performance shares and units and performance-based cash bonuses. Employees, directors and consultants of the Company and its subsidiaries would be eligible to participate in the 2006 Plan.

For purposes of calculating the compensation cost consistent with SFAS No. 123(R), the fair value of each stock option granted prior to January 1, 2005, is estimated on the date of grant using the Black-Scholes option-pricing model. For stock options granted on or after January 1, 2005, fair value is estimated on the date of grant using a binomial model. Volatility is based on an average of the implied volatility in the open market and the annualized volatility of Zebra’s stock prices over our entire stock history. The following table shows the weighted-average assumptions used for stock option grants as well as the fair value of the options granted based on those assumptions:

	2006	2005
Expected dividend yield	0%	0%
Forfeiture rate	7.43%	0%
Volatility	38.30%	38.44%
Risk free interest rate	4.58%	3.74%
- Range of interest rates	4.38% - 4.73%	2.36% - 4.50%
Expected weighted-average life	4.58 years	4.83 years
Fair value of options granted	$5,424,000	$9,701,000
Weighted-average grant date fair value of options granted	$14.47	$17.16

The fair value of the employees’ purchase rights issued under the Stock Purchase Plan are estimated as noted above with the following weighted-average assumptions used for purchase rights granted. Expected lives of three months to one year have been used along with these assumptions.

	2006	2005
Fair market value	$42.85	$42.46
Option price	$36.42	$36.09
Expected dividend yield	0%	0%
Expected volatility	22%	32%
Risk free interest rate	3.99%	2.86%

Stock option activity for the period ended April 1, 2006, was as follows:

	2006
Fixed Options	Shares	Weighted-Average Exercise Price
Outstanding at beginning of year	2,552,689	$31.04
Granted	374,872	43.95
Exercised	(296,397)	21.50
Forfeited	(15,566)	32.22
Expired	(450)	47.12

Outstanding at end of period	2,615,148	$33.96
Options exercisable at end of period	1,103,961	$26.10

The following table summarizes information about fixed stock options outstanding at April 1, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
$10.74-$17.22	135,551	2.33 years	$12.07	135,551	$12.07
$17.22-$21.62	625,598	5.60 years	20.84	427,836	20.51
$21.62-$28.22	562,072	5.99 years	25.84	309,655	26.17
$28.22-$45.62	632,634	9.06 years	43.06	97,170	39.04
$45.62-$53.92	659,293	8.57 years	49.12	133,749	48.68

	2,615,148			1,103,961

	Options Outstanding	Options Exercisable
Aggregate intrinsic value	$31,222,438	$21,111,865
Weighted-average remaining contractual term	7.10 years	5.51 years

As of April 1, 2006, there was $17,439,000 of unearned compensation cost related to stock options granted under the plans. That cost is expected to be recognized over a weighted-average period of 2.2 years.

Note 3—Inventories

The components of inventories are as follows (in thousands):

	April 1, 2006	December 31, 2005
Raw materials	$43,881	$39,779
Work in process	113	134
Finished goods	22,611	23,725

Total inventories	$66,605	$63,638

Note 4—Business Combinations

Retail Systems International, Inc. On February 11, 2005, Zebra acquired certain assets of Retail Systems International, Inc. (RSI) for $7,797,000. Located in Chula Vista, California, RSI manufactured labels, ribbons, tags and other printed media. The consolidated statements of earnings reflect the results of operations of RSI since the effective date of the purchase. The pro forma impact of this acquisition was not significant.

The following table (in thousands) summarizes the adjusted fair values of the assets acquired at the date of purchase.

At February 11, 2005
Inventory	$238
Property and equipment	469
Intangible assets	1,073
Goodwill	6,017

Total assets acquired	$7,797

The purchase price was allocated to identifiable tangible and intangible assets acquired based on their estimated fair values. The intangible assets of $1,073,000 consist mainly of customer relationships with a useful life of 5 years. The goodwill is fully deductible for tax purposes.

Note 5—Investments and Marketable Securities

We classify the majority of our investments and marketable securities as available-for-sale in accordance with the classifications defined in SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. As of April 1, 2006, investments and marketable securities with maturities greater than one year are classified as long-term in the balance sheet due to our ability and intent to hold them until maturity. This classification does not restrict our ability to sell these securities before maturity.

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

Unrealized gains and losses on investment securities are included in these financial statements as follows (in thousands):

	Three Months Ended
	April 1, 2006	April 2, 2005
Changes in unrealized losses on available-for-sale securities, net of tax, recorded in accumulated other comprehensive income	$(3,571)	$(1,025)

Note 6—Stockholders’ Equity

Share count and par value data related to stockholders’ equity are as follows:

	April 1, 2006	December 31, 2005
Preferred Stock
Par value per share	$0.01	$0.01
Shares authorized	10,000,000	10,000,000
Shares outstanding	—	—
Common Stock - Class A
Par value per share	$0.01	$0.01
Shares authorized	150,000,000	150,000,000
Shares issued	72,151,857	72,151,857
Shares outstanding	70,761,835	70,451,124
Treasury stock
Shares held	1,390,022	1,700,733

Note 7—Other Comprehensive Income (Loss)

Stockholders’ equity includes certain items classified as other comprehensive income, including:

•	Foreign currency translation adjustment relates to our non-U.S. subsidiary companies that have designated a functional currency other than the U.S. dollar. We are required to translate the subsidiary functional currency financial statements to dollars using a combination of historical, month-end, and average foreign exchange rates. This combination of rates creates the foreign currency translation adjustment component of other comprehensive income.

•	Unrealized gains (losses) on foreign currency hedging activities relate to derivative instruments used to hedge the currency exchange rates for forecasted euro sales. These hedges are designated as cash flow hedges, and we have deferred income statement recognition of gains and losses until the hedged transaction occurs. See Note 10 for more details.

•	Unrealized gains (losses) on investments classified as available-for-sale are deferred from income statement recognition until the gains or losses are realized. See Note 5 above for more details.

The components of other comprehensive income (loss) included in the Consolidated Statements of Comprehensive Income are as follows (in thousands):

	Three Months Ended
	April 1, 2006	April 2, 2005
Foreign currency translation adjustments	$385	$(1,086)

Changes in unrealized gains and losses on foreign currency hedging activities:
Gross	$(845)	$1,915
Income tax	(318)	662

Net	$(527)	$1,253

Changes in unrealized losses on investments classified as available-for-sale:
Gross	$(5,726)	$(1,630)
Income tax (benefit)	(2,155)	(605)

Net	$(3,571)	$(1,025)

The components of other comprehensive income (loss) included in the Consolidated Balance Sheets are as follows (in thousands):

	As of
	April 1, 2006	December 31, 2005
Foreign currency translation adjustments	$1,490	$1,105

Unrealized gains on foreign currency hedging activities:
Gross	$154	$999
Income tax benefit	58	376

Net	$96	$623

Unrealized gains and losses on investments classified as available-for-sale:
Gross	$(4,685)	$1,041
Income tax (benefit)	(1,763)	392

Net	$(2,922)	$649

Note 8—Earnings Per Share

Earnings per share before cumulative effect of accounting change were computed as follows (in thousands, except per share amounts):

	Three Months Ended
	April 1, 2006	April 2, 2005 (restated – see Note 2)
Basic earnings per share:
Net income before cumulative effect of accounting change	$24,772	$25,819

Weighted average common shares outstanding	70,566	71,873

Per share amount	$0.35	$0.36
Diluted earnings per share:
Net income before cumulative effect of accounting change	$24,722	$25,819

Weighted average common shares outstanding	70,566	71,873
Add: Effect of dilutive securities – stock options	553	776

Diluted weighted average and equivalent shares outstanding	71,119	72,649

Per share amount	$0.35	$0.36

Earnings per share after the cumulative effect of the accounting change were computed as follows (in thousands, except per share amounts):

	Three Months Ended
	April 1, 2006	April 2, 2005 (restated – see Note 2)
Basic earnings per share:
Net income	$26,091	$25,819

Weighted average common shares outstanding	70,566	71,873

Per share amount	$0.37	$0.36
Diluted earnings per share:
Net income	$26,091	$25,819

Weighted average common shares outstanding	70,566	71,873
Add: Effect of dilutive securities – stock options	553	776

Diluted weighted average and equivalent shares outstanding	71,119	72,649

Per share amount	$0.37	$0.36

Potentially dilutive securities that were excluded from the earnings per share calculation consist of stock options with an exercise price greater than the average market price of the Class A common stock. These options were as follows:

	Three Months Ended
	April 1, 2006	April 2, 2005
Potentially dilutive shares	878,000	327,000

Note 9—Goodwill and Other Intangible Asset Data

Intangible asset data are as follows (in thousands):

	April 1, 2006		December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Current technology	$26,311	$(10,257)	$26,011	$(9,632)
Customer relationships	3,406	(905)	3,406	(783)

Total	$29,717	$(11,162)	$29,417	$(10,415)

Unamortized intangible assets
Goodwill	$69,097		$69,097
Aggregate amortization expense
For the year ended December 31, 2005			$2,341
For the three months ended April 1, 2006	$747
Estimated amortization expense
For the year ended December 31, 2006	2,854
For the year ended December 31, 2007	2,795
For the year ended December 31, 2008	2,796
For the year ended December 31, 2009	2,672
For the year ended December 31, 2010	1,799
Thereafter	6,386

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

Hedging of Net Assets

We use forward contracts and options to manage exposure related to our pound and euro denominated net assets. We record gains and losses on these contracts and options in income each quarter along with the transaction gains and losses related to our net euro asset position, which would ordinarily offset each other. Summary financial information related to these activities follows (in thousands):

	Three Months Ended
	April 1, 2006	April 2, 2005
Change in gains and losses from foreign exchange derivatives	$(676)	$1,069
Gain (loss) on net foreign currency assets	786	(1,016)

Net foreign exchange gain	$110	$53

	As of
	April 1, 2006	December 31, 2005
Notional balance of outstanding contracts:
Pound/US dollar	£1,887	£3,289
Euro/US dollar	€23,000	€25,000
Euro/Pound	€16,000	€16,000

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

	As of
	April 1, 2006	December 31, 2005
Net unrealized gains deferred in other comprehensive income:
Gross	$154	$999
Income tax benefit	58	376

Net	$96	$623

Notional balance of outstanding contracts	€33,500	€30,750
Hedge effectiveness	100%	100%

	2006	2005
Net gains and (losses) included in revenue for the:
Three months ended April 1, 2006	$372
Three months ended April 2, 2005		$(273)

Note 11—Costs associated with Exit or Disposal Activities

During December 2004, we announced plans to close and consolidate our Wakefield, Rhode Island facility into our other North American facilities. This transition was substantially complete by the end of 2005. As of April 1, 2006, we incurred the following exit costs (in thousands):

Type of Cost	Total costs incurred to date
Severance, stay bonuses, and other employee-related expenses	$141
Other exit costs	252

Total	$393

We expect to incur no further costs. Total liabilities related to exit activities as of April 1, 2006, were $64,000.

Note 12—Contingencies

On April 24, 2003, Paxar Americas, Inc. (Paxar Americas) filed a patent infringement lawsuit in the United States District Court for the Southern District of Ohio against Zebra and certain of its subsidiaries. Paxar Americas’ Complaint alleges that certain of Zebra’s products infringe on one or more of eight identified Paxar Americas patents, although not every product is accused of infringing each patent. Zebra filed an Answer to Paxar Americas’ Complaint, denying Paxar Americas’ allegations of infringement and asserting several affirmative defenses, including the invalidity of Paxar Americas’ asserted patent claims. Paxar Americas moved to amend its Complaint to add two patents and a trademark-based claim and the Court granted the motion. Paxar Americas filed its Amended Complaint on March 31, 2005, dropping one of the eight originally asserted patents and adding two newly asserted patents. Paxar Americas also filed a motion to withdraw another of the originally asserted patents from the Amended Complaint. Zebra filed its Answer denying all infringement and asserting affirmative defenses including the invalidity of Paxar Americas’ asserted patent claims. On July 15, 2004, the Court heard arguments from the parties regarding the proper construction of the claims of the patents-in-suit and the parties submitted post-argument briefs. On April 20, 2005, at the Court’s request, the parties identified disputed claim terms regarding the newly asserted patents and provided their respective positions regarding those terms to the Court. Discovery closed on August 16, 2005. No decision has yet been issued in connection with the July 15, 2004, claim construction hearing. At the Court’s request the parties included in their summary judgment briefing additional arguments concerning claim construction in view of patents added to Paxar Americas’ Amended Complaint as well as developments in patent law subsequent to the claim construction hearing. On October 7, 2005, the parties completed extensive summary judgment briefing, and the Court heard arguments from the parties regarding summary judgment motions and the additional claim construction issues on November 16, 2005. No decision has yet been issued in connection with the November 16, 2005, summary judgment and claim construction hearing. The Court has scheduled a trial date beginning on January 16, 2007. At present, the parties are pursuing certain additional discovery and evidentiary issues, some of which are pending as motions before the Court and were argued to the Court in conference on March 21, 2006.

We believe we have strong defenses to Paxar Americas’ infringement claims, but the outcome of litigation is inherently uncertain, particularly in cases such as this where sophisticated factual issues must be assessed and complex technical issues must be decided. As a result, we cannot accurately predict the outcome of this lawsuit, and we are unable to conclude that a loss is likely to occur. In the event we are unsuccessful in our defense of Paxar Americas’ infringement claims, we could be liable for economic and other damages, which could be material. Based on our damage expert’s report, we believe damages could be in the range of $100,000 to $20,000,000, but Paxar claims damages in an amount substantially higher and has alleged willful infringement, which, if proved, could treble damages. In addition, we may be forced to incur ongoing licensing expenses or to change how we design, manufacture and market certain of our products. We have and will continue to incur substantial legal fees to prosecute and defend this lawsuit. Consistent with the requirements of SFAS No. 5, Accounting for Contingencies, no liability has been recorded in Zebra’s consolidated financial statements as of April 1, 2006.

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

Printherm filed bankruptcy proceedings on August 30, 2004, and the Commercial Court ordered its liquidation on November 30, 2004. The case was put on hold until the Court appointed liquidator filed a submission in August 2005, which started the proceedings again. ZTF filed its answer on November 19, 2005, in anticipation of a Court-ordered December 19, 2005, hearing date. In response to a request by Printherm’s liquidator, the Court postponed the hearing date so as to provide time for Printherm to respond to ZTF’s answer. The hearing is not expected to occur until sometime during the third quarter of 2006.

Note 13—Warranty. Zebra provides warranty coverage of up to one year on printers against defects in material and workmanship. A provision for warranty expense is recorded at the time of shipment and adjusted quarterly based on historical warranty experience. The following is a summary of Zebra’s accrued warranty obligation.

	Three Months Ended April 1, 2006	Three Months Ended April 2, 2005
Balance at the beginning of the year	$1,922	$1,691
Warranty expense year-to-date	1,402	2,262
Warranty payments made year-to-date	(1,262)	(1,018)

Balance at the end of the period	$2,062	$2,935

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

Three Months Ended April 1, 2006
Balance at the beginning of the year	$632
Recycling expense year-to-date	365
Recycling payments made year-to-date	—
Exchange rate impact	(50)

Balance at the end of the period	$947

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Further weakness in sales to large North American retailers and unfavorable movements in foreign exchange rates restricted sales growth for Zebra’s first quarter of 2006. Sales for our Asia Pacific, Latin America and other emerging international territories remained robust and benefited from our ongoing program of placing more Zebra representatives in high-growth regions. Foreign exchange rate movements were also a significant factor in the decline in gross profit margin, which was unfavorably affected by changes in product mix and pricing as well. The resulting decline in profitability and operating income was partially offset by an increase in investment income from higher returns on our investment portfolio.

During the first quarter of 2006, Zebra adopted SFAS No. 123(R) using the modified retrospective method. See Note 2 to the Consolidated Financial Statements included in this Report for further information on the impact of this statement on our consolidated financial statements.

Results of Operations: First Quarter of 2006 versus first Quarter of 2005

Sales

Sales by product category, percent change, and percent of total sales for the three months ended April 1, 2006, and April 2, 2005, were (in thousands, except percentages):

Product Category	Three Months Ended		Percent Change	Percent of Total Sales - 2006	Percent of Total Sales - 2005
	April 1, 2006	April 2, 2005

Hardware	$133,468	$133,470	—	75.9	78.2
Supplies	34,326	29,948	14.6	19.5	17.5
Service and software	6,231	6,080	2.5	3.5	3.6
Shipping and handling	1,417	1,502	(5.7)	0.9	0.9
Cash flow hedging activities	372	(273)	NM	0.2	(0.2)

Total sales	$175,814	$170,727	3.0	100.0	100.0

Sales to customers by geographic region, percent changes and percent of total sales for the three months ended April 1, 2006, and April 2, 2005, were (in thousands, except percentages):

Geographic Region	Three Months Ended		Percent Change	Percent of Total Sales - 2006	Percent of Total Sales - 2005
	April 1, 2006	April 2, 2005

Europe, Middle East and Africa	$60,681	$60,580	0.2	34.5	35.5
Latin America	12,919	10,127	27.6	7.3	5.9
Asia-Pacific	15,227	12,458	22.2	8.7	7.3

Total International	88,827	83,165	6.8	50.5	48.7
North America	86,987	87,562	(0.7)	49.5	51.3

Total sales	$175,814	$170,727	3.0	100.0	100.0

All three of our international territories experienced sales growth, with the Europe, Middle East and Africa region achieving record sales in local currencies. Greater Zebra sales representation and infrastructure in these regions including in China and Eastern Europe, supported this growth. Sales to retailers in North America were affected by ongoing challenging business conditions. A shifting product mix toward products with lower average unit prices offset printer unit volume growth of 12.5%. Supplies sales growth of 14.6% for the quarter resulted from more effective sales and marketing activities, backed by increased production capacity.

During the second quarter of 2006, laws requiring the reduction of hazardous substances (RoHS) go into effect throughout the European Union. We have been preparing for this change and anticipate that all our products being shipped into the European Union will be in compliance at the effective date. Because this is a substantial change to our entire printer product line, it is possible that there may be limited availability of some RoHs compliant printer products during the initial start-up period.

New printer products (defined as printers released within 18 months prior to the end of the applicable fiscal period) accounted for 11.9% of printer sales in the first quarter of 2006, compared with 21.3% of printer sales in the first quarter of 2005 and 7.2% for the fourth quarter of 2005.

Our international sales are denominated in multiple currencies, primarily the dollar, pound and euro. This directly causes our reported sales to be subject to fluctuations based on changes in currency rates. We estimate that unfavorable foreign exchange movements of the euro and the pound versus the dollar had a negative impact of $5,405,000 on sales during the first quarter.

We currently hedge a portion of anticipated euro-denominated sales to partially protect Zebra against exchange rate movements. For the first quarter, this program resulted in a gain of $372,000. See Note 10 to the Consolidated Financial Statements included in this Report for a more detailed discussion of this hedging program.

Printer unit volumes and average selling price information is summarized below:

	Three Months Ended
	April 1, 2006	April 2, 2005	Percent Change
Total printers shipped	191,949	170,613	12.5
Average selling price of printers shipped	$591	$656	(9.9)

For the first quarter of 2006, unit volumes increased in nearly all product lines, while our average selling prices declined in nearly all product lines compared to the first quarter of 2005. This average selling price decline is primarily related to unfavorable foreign exchange movements and relatively higher sales growth of lower-priced printers, including recently introduced models, compared with the product mix for the first quarter of 2005.

Gross Profit

Gross profit information is summarized below (in thousands, except percentages):

	Three Months Ended
	April 1, 2006	April 2, 2005 (restated)	Percent Change
Gross Profit	$82,698	$87,128	(5.1)
Gross Margin	47.0	51.0

The year-over-year decline in gross profit margin was principally due to unfavorable foreign currency movements, which reduced first quarter gross profit by $4,855,000. In addition, the change in product mix toward lower margin products, capacity constraints in label manufacturing, new product introductions, and increased costs related to compliance with European (RoHs) compliance to eliminate hazardous material from electronic products also contributed to the decline in gross profit margin.

Selling and Marketing Expenses

Selling and marketing expenses are summarized below (in thousands, except percentages):

	Three Months Ended
	April 1, 2006	April 2, 2005 (restated)	Percent Change
Selling and marketing expenses	$22,109	$21,564	2.5
Percent of sales	12.6	12.6

We continue to invest heavily in demand-generating activities to build brand equity in our core product lines as well as in the emerging area of radio frequency identification (RFID). During the first quarter of 2006, selling and marketing expenses increased due to higher payroll costs of $1,036,000 from increased staffing and higher trade show expenses of $200,000. These increases were offset by a decrease in advertising and market development funding of $789,000.

Research and Development Costs

The development of new products and enhancement of existing products are important to Zebra’s business and growth prospects. To maintain and build our product pipeline, we made investments in research and development, summarized below (in thousands, except percentages):

	Three Months Ended
	April 1, 2006	April 2, 2005 (restated)	Percent Change
Research and development costs	$12,035	$11,052	8.9
Percent of sales	6.8	6.5

Quarterly product development expenses fluctuate widely depending on the status of on-going projects. We are committed to a long-term strategy of significant investment in product development. For the first quarter of 2006, payroll and benefits increased by $1,244,000 in relation to the first quarter of 2005. Project expenses decreased during the first quarter of 2006 by $399,000. This decrease was related to the write-off of $1,071,000 during the first quarter of 2005 for tooling and other materials related to product development offset by an increase in the current quarter related to environmental compliance costs and other project expenses of $672,000.

General and Administrative Expenses

General and administrative expenses are summarized in the table below (in thousands, except percentages):

	Three Months Ended
	April 1, 2006	April 2, 2005 (restated)	Percent Change
General and administrative expenses	$14,649	$15,802	(7.3)
Percent of sales	8.3	9.3

For the first quarter of 2006, the decrease in general and administrative expenses is related to lower audit fees ($347,000) and lower legal expenses ($677,000). The decrease in audit fees is related to additional expenses in the first quarter of 2005 for year-end compliance with Section 404 of the Sarbanes-Oxley Act. The decrease in legal expenses is related to litigation with Paxar as described in Note 12 to the Consolidated Financial Statements included in this Report. We expect legal expenses to increase beginning in the last half of 2006 and into the first quarter of 2007 as we near the trial date for the Paxar trial.

Operating Income

Operating income is summarized in the following table (in thousands, except percentages):

	Three Months Ended
	April 1, 2006	April 2, 2005 (restated)	Percent Change
Operating income	$33,158	$36,546	(9.3)
Percent of sales	18.9	21.4

Non-operating Income and Expenses

Zebra’s non-operating income and expense items are summarized in the following table (in thousands):

	Three Months Ended
	April 1, 2006	April 2, 2005
Investment income	$5,207	$3,277
Interest expense	(218)	(3)
Foreign exchange gain (losses)	110	53
Other, net	(448)	(304)

Total other income	$4,651	$3,023

Rate of Return Analysis:
Average cash and marketable securities balances	$556,881	$565,600
Annualized rate of return	3.7%	2.3%

Income Taxes

The effective income tax rate for the first quarter of 2006 decreased to 34.5% compared to 34.7% for the same period last year.

Net Income before Cumulative Effect of Accounting Change

Zebra’s net income before cumulative effect of accounting change is summarized below (in thousands, except per share amounts):

	Three Months Ended
	April 1, 2006	April 2, 2005 (restated)
Net income before cumulative effect of accounting change	$24,772	$25,819
Diluted earnings per share	$0.35	$0.36

Cumulative Effect of Accounting Change

During the first quarter of 2006, Zebra adopted SFAS No. 123(R), Share-Based Payments, utilizing the modified retrospective approach. SFAS No. 123(R) requires entities to estimate the number of forfeitures expected to occur and record expense based upon the number of awards expected to vest. Prior to the adoption of SFAS No. 123(R), Zebra accounted for forfeitures as they occurred as permitted under previous accounting standards. The requirement to estimate forfeitures is classified as an accounting change under APB Opinion No. 20, Accounting Changes, which requires a one-time adjustment in the period of adoption. The one-time adjustment (cumulative effect of accounting change) related to the change in estimating forfeitures increased income by $1,319,000, net of applicable taxes.

Net Income

Zebra’s net income is summarized below (in thousands, except per share amounts):

	Three Months Ended
	April 1, 2006	April 2, 2005 (restated)
Net income	$26,091	$25,819
Diluted earnings per share	$0.37	$0.36

Liquidity and Capital Resources

Zebra continued to generate cash in excess of its operating requirements. As a result, Zebra’s cash and investment balances have continually grown over time. As of April 1, 2006, Zebra had $569,523,000 in cash, cash equivalents, investments and marketable securities, compared with $544,239,000 at December 31, 2005. Factors affecting cash and investment balances during the first three months of 2006 include (note that changes discussed below include the impact of foreign currency):

•	Operations provided cash in the amount of $25,623,000, primarily from net income.

•	Accounts receivable increased $4,298,000 year-to-date because of higher sales. Days sales outstanding increased to 60 days in the first quarter of 2006 compared to 57 days at the end of 2005.

•	Inventories increased $2,817,000. Inventory turns remained unchanged from the end of 2005 at 5.6.

•	Accounts payable decreased $2,225,000, due to timing of vendor payments.

•	Taxes payable increased $7,034,000 because of the timing of tax payments.

•	Purchases of property and equipment totaled $4,836,000.

•	Net purchases of investments and marketable securities totaled $36,933,000.

•	Stock option exercises and purchases under the stock purchase plan contributed $6,893,000.

Management believes that existing capital resources and funds generated from operations are sufficient to finance anticipated capital requirements. It is our intention to actively pursue opportunities to acquire other businesses.

Critical Accounting Policies and Estimates

Management prepared the consolidated financial statements of Zebra Technologies Corporation under accounting principles generally accepted in the United States of America. These principles require the use of estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions used are reasonable, based upon the information available.

Our estimates and assumptions affect the reported amounts in our financial statements. The following accounting policies comprise those that we believe are the most critical in understanding and evaluating Zebra’s reported financial results.

Revenue Recognition

Product revenue is recognized once four criteria are met: (1) we have persuasive evidence that an arrangement exists; (2) delivery has occurred and title has passed to the customer, which happens at the point of shipment provided that no significant obligations remain; (3) the price is fixed and determinable; and (4) collectibility is reasonably assured. Other items that affect our revenue recognition include:

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

Growth Rebates

Some of our channel program partners are offered incentive rebates based on the attainment of specific growth targets related to products they purchase from us over a quarter or year. These rebates are recorded as a reduction to revenue. Each quarter, we estimate the amount of outstanding growth rebates and establish a reserve for them based on shipment history. Historically, actual growth rebates have been in line with our estimates.

Price Protection

Some of our customers are offered price protection by Zebra as an incentive to carry inventory of our product. These price protection plans provide that if we lower prices, we will credit them for the price decrease on inventory they hold. We estimate future payments under price protection programs quarterly and establish a reserve, which is charged against revenue. Our customers typically carry limited amounts of inventory, and Zebra infrequently lowers prices on current products. As a result, the amounts paid under these plans have been minimal.

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

From time to time, Zebra will enter into sales transactions that include more than one product type. This bundle of products might include printers, current or future supplies, and services. When this type of transaction occurs, we allocate the purchase price to each product type based on the fair value of the individual products. The revenue for each individual product is then recognized when the recognition criteria for that product is fully met.

Investments and Marketable Securities

Investments and marketable securities at April 1, 2006, consisted of U.S. government securities (14.9%), state and municipal bonds (72.7%), corporate bonds (5.4%) and partnership interests (7.0%). We classify our debt and marketable equity securities in one of three categories: trading, available-for-sale or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities that Zebra has the ability and intent to hold until maturity. All securities not included in trading or held-to-maturity are classified as available-for-sale.

Trading and available-for-sale securities are recorded at fair value. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of discounts or premiums. Unrealized holding gains and losses on trading securities are included in earnings. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders’ equity until realized. As of April 1, 2006, the majority of Zebra’s investments and marketable securities are classified as available-for-sale. In addition, as of April 1, 2006, all of our investments and marketable securities with maturities greater than one year are classified as long-term in the balance sheet due to our ability and intent to hold them until maturity.

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

We reserve for estimated credit losses based upon historical experience and specific customer collection issues. Over the last three years, accounts receivable reserves varied from 1.0% to 2.8% of total accounts receivable. Accounts receivable reserves as of April 1, 2006, were $1,239,000, or 1.1% of the balance due. We feel this reserve level is appropriate considering the quality of the portfolio as of April 1, 2006. While credit losses have historically been within expectations and the provisions established, we cannot guarantee that our credit loss experience will continue to be consistent with historical experience.

Inventories

We value our inventories at the lower of the actual cost to purchase or manufacture using the first-in, first-out (FIFO) method, or the current estimated market value. We review inventory quantities on hand and record a provision for excess and obsolete inventory based on forecasts of product demand and production requirements for the subsequent twelve months.

Over the last three years, our reserves for excess and obsolete inventories have ranged from 10.4% to 13.1% of gross inventory. As of April 1, 2006, reserves for excess and obsolete inventories were $8,424,000, or 11.3% of gross inventory. We feel this reserve level is appropriate considering the quantities and quality of the inventories as of April 1, 2006.

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

If we believe that one or more of the above indicators of impairment have occurred, we measure impairment based on projected discounted cash flows using a discount rate that incorporates the risk inherent in the cash flows. Net intangible assets, long-lived assets and goodwill amounted to $139,262,000 as of April 1, 2006.

Contingencies

We record estimated liabilities related to contingencies based on our estimates of the probable outcomes. Quarterly, we assess the potential liability related to pending litigation, tax audits and other contingencies and confirm or revise estimates and reserves as appropriate.

For a discussion of the Paxar and Printherm litigation matters, see Note 12 to the Consolidated Financial Statements.

Stock-based Compensation

As of April 1, 2006, we had three stock-based compensation plans available for future grants. Prior to January 1, 2006, we accounted for these plans using the intrinsic value method in accordance with the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by SFAS No. 123, Accounting for Stock Based Compensation. Accordingly, we recognized no compensation cost as all options granted under these plans had grant prices equal to the market value of the underlying common stock on the date of grant and the number of shares was fixed.

Effective January 1, 2006, Zebra adopted SFAS No. 123(R), Share-Based Payments, utilizing the modified retrospective approach, which requires the prior period financial statements to be restated to recognize compensation costs in the amounts previously reported in the pro forma footnote disclosures. See Note 2 to the Consolidated Financial Statements for further information on the adoption and impact of SFAS No. 123(R).

Significant Customer

ScanSource, Inc. is our most significant customer and our net sales to them as a percentage of total net sales were as follows:

	April 1, 2006	April 2, 2005
For the three months ended	15.9%	15.7%

No other customer accounted for 10% or more of total net sales during these time periods.

Expectations

As stated on our quarterly conference call on April 26, 2006, we estimate net sales, gross profit margins, operating expenses, and earnings for the second quarter of 2006 as follows (in thousands, except per share amounts and percentages):

Second Quarter 2006
Net sales	$180,000 to $190,000
Gross profit margins	47.0% to 48.0%
Operating expenses	$52,000 to $54,000
Diluted earnings per share	$0.34 to $0.39

The effective tax rate is expected to be 34.5% of income before income taxes for the second quarter of 2006.

Safe Harbor

Forward-looking statements contained in this filing are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995 and are highly dependent upon a variety of important factors which could cause actual results to differ materially from those reflected in such forward looking statements. These factors include market acceptance of Zebra’s printer and software products and competitors’ product offerings and the potential effects of technological changes. They also include the effect of market conditions in North America and other geographic regions on our financial results. Profits will be affected by our ability to control manufacturing and operating costs. Because of a large investment portfolio, interest rate and financial market conditions will also have an impact on results. Foreign exchange rates will have an effect on financial results, because of the large percentage of our international sales. The outcome of litigation in which Zebra is involved, and particularly litigations or claims related to infringement of third party intellectual property rights, is another factor. Also, beginning in July, 2006, Zebra will face new regulations in the European Union that restrict the use of certain hazardous substances in electrical and electronic equipment. Zebra’s ability to comply with these new regulations will affect our results in the second and third quarters of 2006.When used in this document and documents referenced herein, the words “anticipate,” “believe,” “estimate,” “will” and “expect” and similar expressions as they relate to Zebra or its management are intended to identify such forward-looking statements. We encourage readers of this report to review the Risk Factors portion of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Zebra’s Form 10-K for the year ended December 31, 2005, and this Form 10-Q for a further discussion of issues that could affect Zebra’s future results. Zebra undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this report.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There were no material changes, except as discussed below, in Zebra’s market risk during the quarter ended April 1, 2006. For additional information on market risk, refer to the “Quantitative and Qualitative Disclosures About Market Risk” section of our Form 10-K for the year ended December 31, 2005.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended April 1, 2006, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 12 to the Consolidated Financial Statements included in this Form 10-Q.

Item 1A.	Risk Factors

In addition to the other information include in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, and the factors identified under “Safe Harbor” at the end of Item 2 of Part I of this Quarterly Report on Form 10-Q, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing Zebra. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

In addition, the following updates the Risk Factors in our Form 10-K and should be read in conjunction with those Risk Factors:

Zebra’s equipment is subject to US and foreign regulations that pertain to electrical and electronic equipment. These regulations influence the design, components or operation of such products. Changes in these regulations are always possible and, in some jurisdictions, changes may be introduced with little or no time to bring related products into compliance with these changed regulations. Zebra’s failure to comply with these regulations may prevent Zebra from selling our products in a certain country. In addition, these regulations may increase our cost of supplying the products by forcing us to redesign existing products or to use more expensive designs or components. In these cases, Zebra may experience unexpected disruptions in our ability to supply customers with products, or we may incur unexpected costs to bring products into compliance. This could have an adverse effect on Zebra’s revenues, gross profit margins and results of operations and increase the volatility of our financial results.

In January, 2003, the European Union, (“EU”), issued two directives relating to chemical substances in electronic products. The Waste Electrical and Electronic Equipment Directive requires producers of electrical goods to pay for specified collection, recycling, treatment and disposal of past and future covered products. EU governments were required to enact and implement legislation that complies with this directive (such legislation together with the directive, the “WEEE Legislation”), and certain producers are to be financially responsible under the WEEE Legislation. The EU has issued another directive that requires electrical and electronic equipment placed on the EU market after July 1, 2006, to be free of lead, mercury, cadmium, hexavalent chromium (above a threshold limit) and brominated flame retardants. EU governments were required to enact and implement legislation that complies with this directive (such legislation together with this directive, the “RoHS Legislation”). If we do not comply with these directives, we may suffer a loss of revenue, be unable to sell in certain markets and/or countries, be subject to penalties and enforced fees, and/or suffer a competitive disadvantage. We cannot assure you that the costs to comply with these new laws, or with current and future environmental laws, will not have a material adverse effect on our results of operations, expenses and financial condition.

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

ZEBRA TECHNOLOGIES CORPORATION

Date: May 5, 2006	By:	/s/ Edward L. Kaplan
Edward L. Kaplan
Chief Executive Officer

Date: May 5, 2006	By:	/s/ Charles R. Whitchurch
Charles R. Whitchurch
Chief Financial Officer