Form 10-Q
period 2006-07-01
ZEBRA TECHNOLOGIES CORP/DE
filed 2006-08-07
CIK 877212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2006

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

As of July 28, 2006, shares outstanding were as follows:

Class A Common Stock, $.01 par value 70,823,333

ZEBRA TECHNOLOGIES CORPORATION

QUARTER ENDED JULY 1, 2006

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	July 1, 2006	December 31, 2005 (restated –see Note 2)
	(Unaudited)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$27,627	$25,621
Investments and marketable securities	179,774	518,618
Accounts receivable, net	115,693	111,551
Inventories, net	77,369	63,638
Deferred income taxes	8,419	8,188
Prepaid expenses	6,015	5,098

Total current assets	414,897	732,714

Property and equipment at cost, less accumulated depreciation and amortization	54,684	49,643
Long-term deferred income taxes	8,459	6,216
Goodwill	69,097	69,097
Other intangibles, net	20,700	19,002
Long-term investments and marketable securities	377,446	—
Other assets	40,565	41,743

Total assets	$985,848	$918,415

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$24,194	$24,885
Accrued liabilities	32,690	28,928
Income taxes payable	1,326	535

Total current liabilities	58,210	54,348
Deferred rent	570	574
Other long-term liabilities	5,999	5,521

Total liabilities	64,779	60,443

Stockholders’ equity:
Preferred Stock	—	—
Class A Common Stock	722	722
Additional paid-in capital	136,374	139,433
Treasury stock	(50,087)	(64,013)
Retained earnings	833,216	779,453
Accumulated other comprehensive income	844	2,377

Total stockholders’ equity	921,069	857,972

Total liabilities and stockholders’ equity	$985,848	$918,415

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2006	July 2, 2005 (restated – see Note 2)	July 1, 2006	July 2, 2005 (restated – see Note 2)
Net sales	$187,421	$176,614	$363,235	$347,342
Cost of sales	97,895	87,467	191,011	171,066

Gross profit	89,526	89,147	172,224	176,276

Operating expenses:
Selling and marketing	23,510	23,050	45,619	44,615
Research and development	12,382	12,386	24,417	23,437
General and administrative	15,081	17,800	29,730	33,603
Amortization of intangible assets	723	387	1,470	1,034
Exit costs	—	141	—	1,658

Total operating expenses	51,696	53,764	101,236	104,347

Operating income	37,830	35,383	70,988	71,929

Other income (expense):
Investment income	4,987	3,072	10,194	6,349
Interest expense	(13)	(27)	(231)	(31)
Foreign exchange gains (loss)	(380)	812	(269)	865
Other, net	(177)	(243)	(626)	(546)

Total other income	4,417	3,614	9,068	6,637

Income before income taxes and cumulative effect of accounting change	42,247	38,997	80,056	78,566
Income taxes	14,575	13,551	27,612	27,302

Income before cumulative effect of accounting change	27,672	25,446	52,444	51,264

Cumulative effect of accounting change (net of tax effect of $694)	—	—	1,319	—

Net income	$27,672	$25,446	$53,763	$51,264

Basic earnings per share before cumulative effect of accounting change	$0.39	$0.35	$0.74	$0.71
Diluted earnings per share before cumulative effect of accounting change	$0.39	$0.35	$0.74	$0.71

Basic earnings per share	$0.39	$0.35	$0.76	$0.71
Diluted earnings per share	$0.39	$0.35	$0.76	$0.71

Basic weighted average shares outstanding	70,781	72,013	70,661	71,939
Diluted weighted average and equivalent shares outstanding	71,229	72,679	71,154	72,654

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2006	July 2, 2005 (restated – see Note 2)	July 1, 2006	July 2, 2005 (restated – see Note 2)
Net income	$27,672	$25,446	$53,763	$51,264
Other comprehensive income (loss):
Foreign currency translation adjustment	3,054	(3,555)	3,439	(4,641)
Changes in unrealized gains and (losses) on hedging transactions, net of tax	(863)	1,792	(1,390)	3,045
Changes in unrealized losses on investments, net of tax	(11)	1,052	(3,582)	27

Comprehensive income	$29,852	$24,735	$52,230	$49,695

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Six Months Ended
	July 1, 2006	July 2, 2005 (restated – see Note 2)
Cash flows from operating activities:
Net income	$53,763	$51,264
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,300	6,399
Stock-based compensation	3,485	3,994
Excess tax benefit from share-based compensation	(1,461)	(1,411)
Cumulative effect of accounting change (net of tax)	(1,319)	—
Deferred income taxes	(2,419)	432
Changes in assets and liabilities:
Accounts receivable, net	(479)	(12,124)
Inventories	(12,729)	(5,342)
Other assets	2,387	(8,358)
Accounts payable	(2,358)	(1,655)
Accrued liabilities	3,261	(1,291)
Income taxes payable	1,107	(2,692)
Other operating activities	(2,259)	1,532

Net cash provided by operating activities	48,279	30,748

Cash flows from investing activities:
Purchases of property and equipment	(10,446)	(6,607)
Acquisition of assets of Retail Systems International, Inc.	—	(7,655)
Acquisition of intangible assets	(3,898)	(8,254)
Purchases of investments and marketable securities	(543,095)	(509,112)
Maturities of investments and marketable securities	345,300	313,076
Sales of investments and marketable securities	155,611	172,334

Net cash used in investing activities	(56,528)	(46,218)

Cash flows from financing activities:
Proceeds from exercise of stock options and stock purchase plan purchases	8,126	6,600
Excess tax benefit from share-based compensation	1,461	1,411
Payments for obligation under capital lease	—	(27)

Net cash provided by financing activities	9,587	7,984

Effect of exchange rate changes on cash	668	(399)

Net increase (decrease) in cash and cash equivalents	2,006	(7,885)
Cash and cash equivalents at beginning of period	25,621	17,983

Cash and cash equivalents at end of period	$27,627	$10,098

Supplemental disclosures of cash flow information:
Interest paid	$231	$331
Income taxes paid	27,196	31,104

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

The consolidated balance sheet as of December 31, 2005, in this Form 10-Q is taken from the audited consolidated balance sheet in our Form 10-K, as restated for SFAS No. 123(R) as described below. These interim financial statements include all normal, recurring adjustments necessary to present fairly Zebra’s consolidated financial position as of July 1, 2006, the consolidated results of operations for the three and six months ended July 1, 2006 and July 2, 2005, and cash flows for the six months ended July 1, 2006 and July 2, 2005. These results, however, are not necessarily indicative of results for the full year.

Note 2—Stock-Based Compensation

As of July 1, 2006, we had two stock-based compensation plans available for future grants. Prior to January 1, 2006, we accounted for these plans using the intrinsic value method in accordance with the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by SFAS No. 123, Accounting for Stock Based Compensation. Accordingly, we recognized no compensation cost as all options granted under these plans had grant prices equal to the market value of the underlying common stock on the date of grant and the number of shares was fixed.

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

(In thousands)	December 31, 2005
	As Previously Reported	Share-based Compensation	As restated
Selected Balance Sheet Data:
Long-term deferred income tax (liability) asset	$(1,242)	$7,458	$6,216
Additional paid-in capital	93,336	46,097	139,433
Retained Earnings	818,092	(38,639)	779,453

(In thousands, except per share data)	For the three months ended July 2, 2005
	As Previously Reported	Share-based Compensation	As restated
Selected Statement of Earnings Data:
Cost of sales	$87,266	$201	$87,467
Gross profit	89,348	(201)	89,147
Selling and marketing	22,554	496	23,050
Research and development	12,054	332	12,386
General and administration	16,810	990	17,800
Total operating expenses	51,946	1,818	53,764
Operating income	37,402	(2,019)	35,383
Income before income taxes	41,016	(2,019)	38,997
Income taxes	14,253	(702)	13,551
Net income	26,763	(1,317)	25,446
Basic earnings per share	$0.37	$(0.02)	$0.35
Diluted earnings per share	$0.37	$(0.02)	$0.35

(In thousands, except per share data)	For the six months ended July 2, 2005
	As Previously Reported	Share-based Compensation	As restated
Selected Statement of Earnings Data:
Cost of sales	$170,628	$438	$171,066
Gross profit	176,714	(438)	176,276
Selling and marketing	43,621	994	44,615
Research and development	22,721	716	23,437
General and administration	31,757	1,846	33,603
Total operating expenses	100,791	3,556	104,347
Operating income	75,923	(3,994)	71,929
Income before income taxes	82,560	(3,994)	78,566
Income taxes	28,690	(1,388)	27,302
Net income	53,870	(2,606)	51,264
Basic earnings per share	$0.75	$(0.04)	$0.71
Diluted earnings per share	$0.74	$(0.03)	$0.71

The impact of compensation expense and the adoption of SFAS No. 123(R) on the income statement for the three and six months ended July 1, 2006, was as follows:

Three months ended July 1, 2006 (in thousands)
Cost of sales	$188
Gross profit	(188)
Selling and marketing	559
Research and development	296
General and administration	931
Total operating expenses	1,786
Operating income	(1,974)
Income before income taxes and the cumulative effect of accounting change	(1,974)
Income taxes	(656)
Net income before cumulative effect of accounting change	(1,318)
Net income	$(1,318)

Basic earnings per share before cumulative effect of accounting change	$(0.02)
Diluted earnings per share before cumulative effect of accounting change	$(0.02)
Basic earnings per share	$(0.02)
Diluted earnings per share	$(0.02)

Six months ended July 1, 2006 (in thousands)
Cost of sales	$326
Gross profit	(326)
Selling and marketing	862
Research and development	526
General and administration	1,771
Total operating expenses	3,159
Operating income	(3,485)
Income before income taxes and the cumulative effect of accounting change	(3,485)
Income taxes	(1,179)
Net income before cumulative effect of accounting change	(2,306)
Cumulative effect of accounting change	1,319
Net income	$(987)

Basic earnings per share before cumulative effect of accounting change	$(0.03)
Diluted earnings per share before cumulative effect of accounting change	$(0.03)
Basic earnings per share	$(0.01)
Diluted earnings per share	$(0.01)

Prior to adopting SFAS 123(R), Zebra presented all tax benefits of deductions resulting from the exercise of stock grants as operating cash flows in the consolidated statements of cash flows. SFAS 123(R) requires the cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized (excess tax benefits) to be classified as financing cash flows. As a result, $1,461,000 of excess tax benefits for the six months ended July 1, 2006, have been classified as financing cash flows. In accordance with the modified retrospective method of SFAS 123(R), the cash flow statement has been restated to show an excess tax benefit of $1,411,000 for the six months ended July 2, 2005 as a financing cash flow.

SFAS 123(R) requires entities to estimate the number of forfeitures expected to occur and record expense based upon the number of awards expected to vest. Prior to the adoption of SFAS No. 123(R), Zebra accounted for forfeitures as they occurred as permitted under previous accounting standards. The requirement to estimate forfeitures is classified as an accounting change under APB Opinion No. 20, Accounting Changes, which requires a one-time adjustment in the period of adoption. The one-time adjustment (cumulative effect of accounting change) related to the change in estimating forfeitures increased income by $1,319,000, net of applicable taxes, for the six months ended July 1, 2006.

Compensation Plans

On May 9, 2006, the stockholders of Zebra approved the 2006 Zebra Technologies Corporation Incentive Compensation Plan (the 2006 Plan) The 2006 Plan became effective immediately and superseded the 1997 Stock Option Plan (the 1997 Plan) and the 2002 Non-Employee Director Stock Option Plan (the 2002 Director Plan), except that the prior plans will remain in effect with respect to stock options granted under the prior plans until such options have been exercised, forfeited, cancelled, expired or otherwise terminated in accordance with the terms of such grants. The types of awards available under the 2006 Plan are incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, performance shares and units and performance-based cash bonuses. Employees, directors and consultants of the Company and its subsidiaries would be eligible to participate in the 2006 Plan. As of July 1, 2006, the number of shares available for grant under the 2006 Plan is 5,473,090.

The options granted under the 2006 Plan have an exercise price equal to the closing market price of Zebra’s stock on the date of grant. The options granted generally vest over a five-year period. These options expire on the earlier of (a) ten years following the grant date, or (b) the second anniversary of the termination of the non-employee director’s directorship for any reason other than due to death or disability (as defined in the 2006 Plan). The Compensation Committee of the Board of Directors administers the plan.

The 1997 Plan was superseded by the 2006 Plan. As of July 1, 2006, 2,345,318 shares were outstanding and exercisable under this plan. These options expire on the earlier of (a) ten years following the grant date, or (b) the termination of the employee for any reason other than due to death or disability (as defined in the 1997 Plan).

The 1997 Director Plan was terminated on February 1, 2002. As of July 1, 2006, 3,750 options issued under this plan remained outstanding and unexercised. These options expire on the earlier of (a) ten years following the grant date, or (b) the second anniversary of the termination of the non-employee director’s directorship for any reason other than due to death or disability (as defined in the 1997 Director Plan).

The 2002 Director Plan was superseded by the 2006 Plan. As of July 1, 2006, 186,068 shares were outstanding and exercisable under this plan. Unless otherwise provided in an option agreement, options granted under the 2002 Director Plan become exercisable in five equal increments beginning on the date of the grant and on each of the four anniversaries thereafter. All options expire on the earlier of (a) ten years following the grant date, (b) the first anniversary of the termination date of the non-employee director’s directorship for any reason other than those listed in clause (c) below, or (c) the termination of the non-employee director’s directorship by Zebra’s stockholders for cause, or resignation for cause, in each case as defined in the option agreement.

The Board of Directors and stockholders adopted the 2001 Stock Purchase Plan and reserved 1,125,000 shares of Class A Common Stock for issuance under the plan. Under this plan, employees who work a minimum of 20 hours per week may elect to withhold up to 10% of their cash compensation through regular payroll deductions to purchase shares of Class A Common Stock from Zebra over a period not to exceed 12 months at a purchase price per share equal to the lesser of: (1) 85% of the fair market value of the shares as of the date of the grant, or (2) 85% of the fair market value of the shares as of the date of purchase. As of July 1, 2006, 407,693 shares have been purchased under the plan.

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

	2006	2005
Expected dividend yield	0%	0%
Forfeiture rate	7.43%	0%
Volatility	38.30%	38.44%
Risk free interest rate	4.58%	3.74%
- Range of interest rates	4.38% - 4.73%	2.36% - 4.50%
Expected weighted-average life	4.58 years	4.83 years
Fair value of options granted	$5,735,000	$9,512,000
Weighted-average grant date fair value of options granted	$14.27	$17.26

The fair value of the employees’ purchase rights issued under the Stock Purchase Plan are estimated as noted above with the following weighted-average assumptions used for purchase rights granted. Expected lives of three months to one year have been used along with these assumptions.

	2006	2005
Fair market value	$34.16	$47.49
Option price	$29.04	$40.37
Expected dividend yield	0%	0%
Expected volatility	29%	30%
Risk free interest rate	4.26%	2.73%

Stock option activity for the period ended July 1, 2006, was as follows:

	2006
Fixed Options	Shares	Weighted-Average Exercise Price
Outstanding at beginning of year	2,552,689	$31.04
Granted	401,782	43.32
Exercised	(328,716)	21.41
Forfeited	(56,973)	38.44
Expired	(6,736)	48.06

Outstanding at end of period	2,562,046	$33.99
Options exercisable at end of period	1,072,641	$26.19

The following table summarizes information about fixed stock options outstanding at July 1, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
$ 10.89-$18.17	257,900	3.39 years	$15.16	257,900	$15.16
$ 18.17-$24.21	490,679	5.58 years	21.63	291,751	21.62
$ 24.21-$33.03	543,623	5.82 years	26.03	295,572	26.23
$ 33.03-$45.62	634,977	8.82 years	42.89	99,640	39.13
$ 45.62-$53.92	634,867	8.34 years	49.13	127,778	48.72

	2,562,046			1,072,641

	Options Outstanding	Options Exercisable
Aggregate intrinsic value	$15,467,983	$10,900,907
Weighted-average remaining contractual term	6.9 years	5.3 years

As of July 1, 2006, there was $16,024,000 of unearned compensation cost related to stock options granted under the plans. That cost is expected to be recognized over a weighted-average period of 2.0 years.

Note 3 – Inventories

The components of inventories are as follows (in thousands):

	July 1, 2006	December 31, 2005
Raw materials	$51,260	$39,779
Work in process	49	134
Finished goods	26,060	23,725

Total inventories	$77,369	$63,638

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

Note 5 – Investments and Marketable Securities

We classify the majority of our investments and marketable securities as available-for-sale in accordance with the classifications defined in SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. As of July 1, 2006, investments and marketable securities with maturities greater than one year are classified as long-term in the balance sheet due to our ability and intent to hold them until maturity. This classification does not restrict our ability to sell these securities before maturity.

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

Unrealized gains and losses on investment securities are included in these financial statements as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Changes in unrealized losses on available-for-sale securities, net of tax, recorded in accumulated other comprehensive income	$(11)	$1,052	$(3,582)	$27

Note 6—Stockholders’ Equity

Share count and par value data related to stockholders’ equity are as follows:

	July 1, 2006	December 31, 2005
Preferred Stock
Par value per share	$0.01	$0.01
Shares authorized	10,000,000	10,000,000
Shares outstanding	—	—
Common Stock - Class A
Par value per share	$0.01	$0.01
Shares authorized	150,000,000	150,000,000
Shares issued	72,151,857	72,151,857
Shares outstanding	70,813,663	70,451,124
Treasury stock
Shares held	1,338,194	1,700,733

Note 7—Other Comprehensive Income (Loss)

Stockholders’ equity includes certain items classified as other comprehensive income, including:

•	Foreign currency translation adjustment relates to our non-U.S. subsidiary companies that have designated a functional currency other than the U.S. dollar. We are required to translate the subsidiary functional currency financial statements to dollars using a combination of historical, month-end, and average foreign exchange rates. This combination of rates creates the foreign currency translation adjustment component of other comprehensive income.

•	Unrealized gains (losses) on foreign currency hedging activities relate to derivative instruments used to hedge the currency exchange rates for forecasted euro sales. These hedges are designated as cash flow hedges, and we have deferred income statement recognition of gains and losses until the hedged transaction occurs. See Note 10 for more details.

•	Unrealized gains (losses) on investments classified as available-for-sale are deferred from income statement recognition until the gains or losses are realized. See Note 5 above for more details.

The components of other comprehensive income (loss) included in the Consolidated Statements of Comprehensive Income are as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Foreign currency translation adjustments	$3,054	$(3,555)	$3,439	$(4,641)

Changes in unrealized gains and losses on foreign currency hedging activities:
Gross	$(1,384)	$2,869	$(2,229	$4,789
Income tax	(521)	1,077	(839)	1,744

Net	$(863)	$1,792	$(1,390)	$3,045

Changes in unrealized losses on investments classified as available-for-sale:
Gross	$(17)	$1,667	$(5,744)	$57
Income tax (benefit)	(6)	615	(2,162)	30

Net	$(11)	$1,052	$(3,582)	$27

The components of other comprehensive income (loss) included in the Consolidated Balance Sheets are as follows (in thousands):

	As of
	July 1, 2006	December 31, 2005
Foreign currency translation adjustments	$4,544	$1,105

Unrealized gains on foreign currency hedging activities:
Gross	$(1,230)	$999
Income tax benefit	(463)	376

Net	$(767)	$623

Unrealized gains and losses on investments classified as available-for-sale:
Gross	$(4,703)	$1,041
Income tax (benefit)	(1,770)	392

Net	$(2,933)	$649

Note 8—Earnings Per Share

Earnings per share before cumulative effect of accounting change were computed as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	July 1, 2006	July 2, 2005 (restated – see Note 2)	July 1, 2006	July 2, 2005 (restated – see Note 2)
Basic earnings per share:
Net income before cumulative effect of accounting change	$27,672	$25,446	$52,444	$51,264

Weighted average common shares outstanding	70,781	72,013	70,661	71,939

Per share amount	$0.39	$0.35	$0.74	$0.71

Diluted earnings per share:
Net income before cumulative effect of accounting change	$27,672	$25,446	$52,444	$51,264

Weighted average common shares outstanding	70,781	72,013	70,661	71,939
Add: Effect of dilutive securities – stock options	448	666	493	715

Diluted weighted average and equivalent shares outstanding	71,229	72,679	71,154	72,654

Per share amount	$0.39	$0.35	$0.74	$0.71

Earnings per share after the cumulative effect of the accounting change were computed as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	July 1, 2006	July 2, 2005 (restated – see Note 2)	July 1, 2006	July 2, 2005 (restated – see Note 2)
Basic earnings per share:
Net income	$27,672	$25,446	$53,763	$51,264

Weighted average common shares outstanding	70,781	72,013	70,661	71,939

Per share amount	$0.39	$0.35	$0.76	$0.71

Diluted earnings per share:
Net income	$27,672	$25,446	$53,763	$51,264

Weighted average common shares outstanding	70,781	72,013	70,661	71,939
Add: Effect of dilutive securities – stock options	448	666	493	715

Diluted weighted average and equivalent shares outstanding	71,229	72,679	71,154	72,654

Per share amount	$0.39	$0.35	$0.76	$0.71

Potentially dilutive securities that were excluded from the earnings per share calculation consist of stock options with an exercise price greater than the average market price of the Class A common stock. These options were as follows:

	Three Months Ended		Six Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Potentially dilutive shares	1,367,000	821,000	1,409,000	325,000

Note 9—Goodwill and Other Intangible Asset Data

Intangible asset data are as follows (in thousands):

	July 1, 2006		December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Current technology	$28,611	$(10,291)	$26,011	$(9,632)
Customer relationships	3,406	(1,026)	3,406	(783)

Total	$32,017	$(11,317)	$29,417	$(10,415)

Unamortized intangible assets
Goodwill	$69,097		$69,097

Aggregate amortization expense
For the year ended December 31, 2005			$2,341
For the three months ended July 1, 2006	$723
For the six months ended July 1, 2006	$1,470

Estimated amortization expense
For the year ended December 31, 2006	3,105
For the year ended December 31, 2007	3,298
For the year ended December 31, 2008	3,299
For the year ended December 31, 2009	3,203
For the year ended December 31, 2010	2,519
Thereafter	6,746

During the second quarter of 2006, we acquired intangible assets in the amount of $3,898,000 for patents, non-compete agreement and engineering design. Zebra is in the process of obtaining third-party valuations of these intangible assets to determine the commercial life. Also during the second quarter of 2006, we reviewed the usefulness of certain other intangibles and found them to no longer be useful. Therefore, we incurred a write-off of net intangibles of $730,000.

We test the impairment of goodwill each year or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We completed our last assessment during June 2006. At that time, no adjustment to goodwill was necessary due to impairment.

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

Hedging of Net Assets

We use forward contracts and options to manage exposure related to our pound and euro denominated net assets. We record gains and losses on these contracts and options in income each quarter along with the transaction gains and losses related to our net euro asset position, which would ordinarily offset each other. Summary financial information related to these activities follows (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Change in gains and losses from foreign exchange derivatives	$(502)	$533	$(1,178)	$1,602
Gain (loss) on net foreign currency assets	122	279	909	(737)

Net foreign exchange gain	$(380)	$812	$(269)	$865

	As of
	July 1, 2006	December 31, 2005
Notional balance of outstanding contracts:
Pound/US dollar	£2,455	£3,289
Euro/US dollar	€29,500	€25,000
Euro/Pound	€30,300	€16,000

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

	As of
	July 1, 2006	December 31, 2005
Net unrealized gains/(losses) deferred in other comprehensive income:
Gross	$(1,230)	$999
Income tax (benefit)	(463)	376

Net	$(767)	$623

Notional balance of outstanding contracts	€38,500	€30,750
Hedge effectiveness	100%	100%

	2006	2005
Net gains and (losses) included in revenue for the:
Three months ended July 1, 2006	$(204)
Three months ended July 2, 2005		$(398)
Six months ended July 1, 2006	168
Six months ended July 2, 2005		(671)

Note 11—Contingencies

On April 24, 2003, Paxar Americas, Inc. (Paxar Americas) filed a patent infringement lawsuit in the United States District Court for the Southern District of Ohio against Zebra and certain of its subsidiaries. Paxar Americas’ Complaint alleges that certain of Zebra’s products infringe on one or more of eight identified Paxar Americas patents, although not every product is accused of infringing each patent. Zebra filed an Answer to Paxar Americas’ Complaint, denying Paxar Americas’ allegations of infringement and asserting several affirmative defenses, including the invalidity of Paxar Americas’ asserted patent claims. Paxar Americas moved to amend its Complaint to add two patents and a trademark-based claim and the Court granted the motion. Paxar Americas filed its Amended Complaint on March 31, 2005, dropping one of the eight originally asserted patents and adding two newly asserted patents. Paxar Americas also filed a motion to withdraw another of the originally asserted patents from the Amended Complaint. Zebra filed its Answer denying all infringement and asserting affirmative defenses including the invalidity of Paxar Americas’ asserted patent claims. On July 15, 2004, the Court heard arguments from the parties regarding the proper construction of the claims of the patents-in-suit and the parties submitted post-argument briefs. On April 20, 2005, at the Court’s request, the parties identified disputed claim terms regarding the newly asserted patents and provided their respective positions regarding those terms to the Court. Discovery closed on August 16, 2005. No decision has yet been issued in connection with the July 15, 2004, claim construction hearing. At the Court’s request the parties included in their summary judgment briefing additional arguments concerning claim construction in view of patents added to Paxar Americas’ Amended Complaint as well as developments in patent law subsequent to the claim construction hearing. On October 7, 2005, the parties completed extensive summary judgment briefing, and the Court heard arguments from the parties regarding summary judgment motions and the additional claim construction issues on November 16, 2005. No decision has yet been issued in connection with the November 16, 2005, summary judgment and claim construction hearing. In April 2006, Zebra conducted additional discovery. This discovery had previously been the subject of outstanding discovery motions. The parties are conducting supplemental summary judgment briefing based on this additional discovery. The parties have agreed to conduct a non-binding mediation with the Magistrate Judge on August 9-10, 2006 to explore settlement possibilities. The Court has scheduled a trial date beginning on January 16, 2007.

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

We have and will continue to incur substantial legal fees to prosecute and defend this lawsuit. Consistent with the requirements of SFAS No. 5, Accounting for Contingencies, no liability has been recorded in Zebra’s consolidated financial statements as of July 1, 2006.

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

Note 12—Warranty. Zebra provides warranty coverage of up to one year on printers against defects in material and workmanship. A provision for warranty expense is recorded at the time of shipment and adjusted quarterly based on historical warranty experience. The following is a summary of Zebra’s accrued warranty obligation.

	Six Months Ended July 1, 2006	Six Months Ended July 2, 2005
Balance at the beginning of the year	$1,922	$1,691
Warranty expense year-to-date	2,453	3,184
Warranty payments made year-to-date	(2,379)	(2,077)

Balance at the end of the period	$1,996	$2,798

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

Six Months Ended July 1, 2006
Balance at the beginning of the year	$632
Recycling expense year-to-date	727
Recycling payments made year-to-date	—
Exchange rate impact	9

Balance at the end of the period	$1,368

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We achieved record sales on the continuing strength of our Europe, Middle East and Africa region. Growth in unit shipments was partially offset by lower average unit prices. A decline in gross profit margin was affected by changes in product mix, lower average unit prices, and unfavorable currency movements of the pound. A decline in operating expenses and an increase in investment income contributed to growth in quarterly net income and earnings per share.

Results of Operations: Second Quarter of 2006 versus second Quarter of 2005

Sales

Sales by product category, percent change, and percent of total sales for the three and six months ended July 1, 2006, and July 2, 2005, were (in thousands, except percentages):

	Three Months Ended
Product Category	July 1, 2006	July 2, 2005	Percent Change	Percent of Total Sales - 2006	Percent of Total Sales - 2005
Hardware	$140,553	$135,916	3.4	75.0	77.0
Supplies	39,404	33,091	19.1	21.0	18.7
Service and software	6,199	6,627	(6.5)	3.3	3.8
Shipping and handling	1,469	1,378	6.6	0.8	0.7
Cash flow hedging activities	(204)	(398)	NM	(0.1)	(0.2)

Total sales	$187,421	$176,614	6.1	100.0	100.0

	Six Months Ended
Product Category	July 1, 2006	July 2, 2005	Percent Change	Percent of Total Sales - 2006	Percent of Total Sales - 2005
Hardware	$274,022	$269,387	1.7	75.5	77.6
Supplies	73,729	63,040	17.0	20.3	18.1
Service and software	12,430	12,706	(2.2)	3.4	3.7
Shipping and handling	2,886	2,880	0.2	0.8	0.8
Cash flow hedging activities	168	(671)	NM	—	(0.2)

Total sales	$363,235	$347,342	4.6	100.0	100.0

Sales to customers by geographic region, percent changes and percent of total sales for the three and six months ended July 1, 2006, and July 2, 2005, were (in thousands, except percentages):

	Three Months Ended
Geographic Region	July 1, 2006	July 2, 2005	Percent Change	Percent of Total Sales - 2006	Percent of Total Sales - 2005
Europe, Middle East and Africa	$68,047	$58,271	16.8	36.3	33.0
Latin America	13,257	12,897	2.8	7.1	7.3
Asia-Pacific	14,944	15,665	(4.6)	8.0	8.9

Total International	96,248	86,833	10.8	51.4	49.2
North America	91,173	89,781	1.6	48.6	50.8

Total sales	$187,421	$176,614	6.1	100.0	100.0

	Six Months Ended
Geographic Region	July 1, 2006	July 2, 2005	Percent Change	Percent of Total Sales - 2006	Percent of Total Sales - 2005
Europe, Middle East and Africa	$128,728	$118,851	8.3	35.4	34.2
Latin America	26,176	23,023	13.7	7.2	6.6
Asia-Pacific	30,170	28,124	7.3	8.3	8.1

Total International	185,074	169,998	8.9	50.9	48.9
North America	178,161	177,344	0.5	49.1	51.1

Total sales	$363,235	$347,342	4.6	100.0	100.0

Ongoing strength in international territories, with notable growth in our Europe, Middle East and Africa region of 16.8%, helped drive improved sales growth. Sales growth benefited from a 15.6% unit volume increase spread broadly across our printer product lines, offset by a decline in average unit prices from changes in product mix. Sales growth also benefited from strong growth in supplies sales, resulting from recently implemented sales and marketing programs and additional label manufacturing capacity.

Beginning July 1, 2006, Zebra must comply with two new European Union (EU) directives that pertain to electrical and electronic equipment, including the Waste Electrical and Electronic Equipment Directive, which requires producers of electrical goods to pay for specified collection, recycling, treatment and disposal of past and future covered products. Another directive requires electrical and electronic equipment placed in the EU market after July 1, 2006, to be free of lead, mercury, cadmium, hexavalent chromium (above a threshold limit) and brominated flame retardants. Continuing costs to comply with these new laws may affect results during the third quarter of 2006 and subsequent quarters.

New printer products (defined as printers released within 18 months prior to the end of the applicable fiscal period) accounted for 12.7% of printer sales in the second quarter of 2006, compared with 4.8% of printer sales in the second quarter of 2005 and 14.4% for the first quarter of 2006. Year to-date new printer products accounted for 13.6% in 2006, compared with 12.9% for the corresponding period in 2005.

Our international sales are denominated in multiple currencies, primarily the dollar, pound and euro, which subjects our reported sales to fluctuations based on changes in currency rates. We hedge a portion of anticipated euro-denominated sales to protect Zebra against exchange rate movements. Inclusive of all hedging activities, there was no significant impact of foreign exchange movements on reported sales during the second quarter or the year to-date. See Note 10 to the Consolidated Financial Statements included in this Report for a more detailed discussion of the above hedging program.

Printer unit volumes and average selling price information is summarized below:

	Three Months Ended			Six Months Ended
	July 1, 2006	July 2, 2005	Percent Change	July 1, 2006	July 2, 2005	Percent Change
Total printers shipped	207,129	179,169	15.6	399,078	349,782	14.1
Average selling price of printers shipped	$585	$647	(9.6)	$588	$651	(9.7)

For the second quarter of 2006, unit volumes increased in nearly all product lines, while our average selling prices declined in nearly all product lines compared to the second quarter of 2005. This average selling price decline is primarily related to relatively higher sales growth of lower-priced printers, including recently introduced models, compared with the product mix for the second quarter of 2005.

Gross Profit

Gross profit information is summarized below (in thousands, except percentages):

	Three Months Ended			Six Months Ended
	July 1, 2006	July 2, 2005 (restated)	Percent Change	July 1, 2006	July 2, 2005 (restated)	Percent Change
Gross Profit	$89,526	$89,147	0.4	$172,224	$176,276	(2.3)
Gross Margin	47.8	50.5		47.4	50.7

For the second quarter and the year to-date, the decline in gross profit margin from the same period a year ago was due to the change in product mix toward lower margin products, lower unit prices, and unfavorable movements of the pound against the dollar, which increased the dollar value of the pound-denominated manufacturing costs by $1,072,000 for the quarter. In addition, increased freight costs and costs related to compliance with European (RoHs) regulations to eliminate hazardous material from electronic products also contributed to the decline in gross profit margin.

Selling and Marketing Expenses

Selling and marketing expenses are summarized below (in thousands, except percentages):

	Three Months Ended			Six Months Ended
	July 1, 2006	July 2, 2005 (restated)	Percent Change	July 1, 2006	July 2, 2005 (restated)	Percent Change
Selling and marketing expenses	$23,510	$23,050	2.0	$45,619	$44,615	2.3
Percent of sales	12.5	13.1		12.6	12.8

We continue to invest heavily in demand-generating activities to build brand equity in our core product lines as well as in the emerging area of radio frequency identification (RFID). During the second quarter of 2006, selling and marketing expenses increased due to higher payroll costs of $1,037,000, offset by a decrease in consulting services, travel costs, and recruiting. For the year to-date, we also saw decreases in advertising and market development funding.

Research and Development Costs

The development of new products and enhancement of existing products are important to Zebra’s business and growth prospects. To maintain and build our product pipeline, we made investments in research and development, summarized below (in thousands, except percentages):

	Three Months Ended			Six Months Ended
	July 1, 2006	July 2, 2005 (restated)	Percent Change	July 1, 2006	July 2, 2005 (restated)	Percent Change
Research and development costs	$12,382	$12,386	—	$24,417	$23,437	4.2
Percent of sales	6.6	7.0		6.7	6.7

Quarterly product development expenses fluctuate widely depending on the status of on-going projects. We are committed to a long-term strategy of significant investment in product development. For the second quarter of 2006 although total research and development costs were constant compared to the second quarter of 2005, payroll and benefits increased by $1,428,000 with a related increase in headcount. Offsetting this increase was a decrease in project expenses of $735,000 and professional services of $454,000. The decrease in project expenses was related to the write-off of $1,047,000 during the second quarter of 2005 for tooling and other materials related to product development offset by an increase in the current quarter related to other project expenses of $312,000.

General and Administrative Expenses

General and administrative expenses are summarized in the table below (in thousands, except percentages):

	Three Months Ended			Six Months Ended
	July 1, 2006	July 2, 2005 (restated)	Percent Change	July 1, 2006	July 2, 2005 (restated)	Percent Change
General and administrative expenses	$15,081	$17,800	(15.3)	$29,730	$33,603	(11.5)
Percent of sales	8.0	10.1		8.2	9.7

For the second quarter of 2006, the decrease in general and administrative expenses is the result of lower legal expenses ($2,920,000) largely related to litigation with Paxar as described in Note 11 to the Consolidated Financial Statements included in this Report. For the year to-date, legal expenses declined $3,598,000 from the same period in 2005. During this period, we also saw a decline in other patent legal activity. We expect legal expenses to increase beginning in the last half of 2006 and into the first quarter of 2007 as we near the trial date for the Paxar litigation.

Operating Income

Operating income is summarized in the following table (in thousands, except percentages):

	Three Months Ended			Six Months Ended
	July 1, 2006	July 2, 2005 (restated)	Percent Change	July 1, 2006	July 2, 2005 (restated)	Percent Change
Operating income	$37,830	$35,383	6.9	$70,988	$71,929	(1.3)
Percent of sales	20.2	20.0		19.5	20.7

Non-operating Income and Expenses

Zebra’s non-operating income and expense items are summarized in the following table (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Investment income	$4,987	$3,072	$10,194	$6,349
Interest expense	(13)	(27)	(231)	(31)
Foreign exchange gain (losses)	(380)	812	(269)	865
Other, net	(177)	(243)	(626)	(546)

Total other income	$4,417	$3,614	$9,068	$6,637

Rate of Return Analysis:
Average cash and marketable securities balances	$577,185	$573,509	$564,543	$565,902
Annualized rate of return	3.5%	2.1%	3.6%	2.2%

Income Taxes

The effective income tax rate for the second quarter and the year to-date for 2006 decreased to 34.5% compared to 34.7% for the same periods last year.

Net Income before Cumulative Effect of Accounting Change

Zebra’s net income before cumulative effect of accounting change is summarized below (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	July 1, 2006	July 2, 2005 (restated)	July 1, 2006	July 2, 2005 (restated)
Net income before cumulative effect of accounting change	$27,672	$25,446	$52,444	$51,264
Diluted earnings per share	$0.39	$0.35	$0.74	$0.71

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

Net Income

Zebra’s net income is summarized below (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	July 1, 2006	July 2, 2005 (restated)	July 1, 2006	July 2, 2005 (restated)
Net income	$27,672	$25,446	$53,763	$51,264
Diluted earnings per share	$0.39	$0.35	$0.76	$0.71

Liquidity and Capital Resources

Zebra continued to generate cash in excess of its operating requirements. As a result, Zebra’s cash and investment balances have continually grown over time. As of July 1, 2006, Zebra had $584,847,000 in cash, cash equivalents, investments and marketable securities, compared with $544,239,000 at December 31, 2005. Factors affecting cash and investment balances during the first six months of 2006 include (note that changes discussed below include the impact of foreign currency):

•	Operations provided cash in the amount of $48,279,000, primarily from net income.

•	Inventories increased $12,729,000. Inventory turns decreased to 5.1 from 5.6 at the end of 2005.

•	Purchases of property and equipment totaled $10,446,000.

•	Net purchases of investments and marketable securities totaled $42,184,000.

•	Stock option exercises and purchases under the stock purchase plan contributed $8,126,000.

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

Investments and Marketable Securities

Investments and marketable securities at July 1, 2006, consisted of U.S. government securities (6.2%), state and municipal bonds (84.0%), corporate bonds (2.9%) and partnership interests (6.9%). We classify our debt and marketable equity securities in one of three categories: trading, available-for-sale or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities that Zebra has the ability and intent to hold until maturity. All securities not included in trading or held-to-maturity are classified as available-for-sale.

Trading and available-for-sale securities are recorded at fair value. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of discounts or premiums. Unrealized holding gains and losses on trading securities are included in earnings. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders’ equity until realized. As of July 1, 2006, the majority of Zebra’s investments and marketable securities are classified as available-for-sale. In addition, as of July 1, 2006, all of our investments and marketable securities with maturities greater than one year are classified as long-term in the balance sheet due to our ability and intent to hold them until maturity.

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

We reserve for estimated credit losses based upon historical experience and specific customer collection issues. Over the last three years, accounts receivable reserves varied from 0.6% to 2.1% of total accounts receivable. Accounts receivable reserves as of July 1, 2006, were $696,000, or 0.6% of the balance due. We feel this reserve level is appropriate considering the quality of the portfolio as of July 1, 2006. While credit losses have historically been within expectations and the provisions established, we cannot guarantee that our credit loss experience will continue to be consistent with historical experience.

On July 3, 2006, a Zebra reseller filed for bankruptcy protection. At the time of the filing, the reseller owed various Zebra subsidiaries a total of $12,142,000. The entire balance due to Zebra is insured and we expect full recovery. Therefore, no reserve has been recorded against the balance due.

Inventories

We value our inventories at the lower of the actual cost to purchase or manufacture using the first-in, first-out (FIFO) method, or the current estimated market value. We review inventory quantities on hand and record a provision for excess and obsolete inventory based on forecasts of product demand and production requirements for the subsequent twelve months.

Over the last three years, our reserves for excess and obsolete inventories have ranged from 10.2% to 13.1% of gross inventory. As of July 1, 2006, reserves for excess and obsolete inventories were $8,823,000, or 10.2% of gross inventory. We feel this reserve level is appropriate considering the quantities and quality of the inventories as of July 1, 2006.

Valuation of Long-Lived and Intangible Assets and Goodwill.

We test the impairment of goodwill each year or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We completed our last assessment during June 2006. At that time, no adjustment to goodwill was necessary due to impairment.

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

If we believe that one or more of the above indicators of impairment have occurred, we measure impairment based on projected discounted cash flows using a discount rate that incorporates the risk inherent in the cash flows. Net intangible assets, long-lived assets and goodwill amounted to $144,481,000 as of July 1, 2006.

Contingencies

We record estimated liabilities related to contingencies based on our estimates of the probable outcomes. Quarterly, we assess the potential liability related to pending litigation, tax audits and other contingencies and confirm or revise estimates and reserves as appropriate.

For a discussion of the Paxar and Printherm litigation matters, see Note 11 to the Consolidated Financial Statements.

Stock-based Compensation

As of July 1, 2006, we had two stock-based compensation plans available for future grants. Prior to January 1, 2006, we accounted for these plans using the intrinsic value method in accordance with the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by SFAS No. 123, Accounting for Stock Based Compensation. Accordingly, we recognized no compensation cost as all options granted under these plans had grant prices equal to the market value of the underlying common stock on the date of grant and the number of shares was fixed.

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

New Accounting Pronouncement

In June 2006, the FASB issued Emerging Issues Task Force Issue No. 06-3 (EITF 06-3), How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation), which discusses taxes imposed on, and imposed concurrent with, a specific revenue- producing transaction between a seller and its customer. It requires entities to disclose, if significant, on an interim and annual basis for all periods presented: (a) the accounting policy elected for these taxes and (b) the amounts of the taxes reflected gross (as revenue) in the income statement. This Issue will become effective for Zebra during the first quarter of 2007. We do not expect it to have a material impact on our financial condition or results of operations.

In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation will become effective for Zebra during the first quarter of 2007. We are still evaluating the impact of this Interpretation but do not expect it to have a material impact on our financial condition or results of operations.

Significant Customer

ScanSource, Inc. is our most significant customer and our net sales to them as a percentage of total net sales were as follows:

	July 1, 2006	July 2, 2005
For the three months ended	16.6%	15.2%
For the six months ended	16.3%	15.5%

No other customer accounted for 10% or more of total net sales during these time periods.

Expectations

As stated on our quarterly conference call on July 26, 2006, we estimate net sales, gross profit margins, operating expenses, and earnings for the third quarter of 2006 as follows (in thousands, except per share amounts and percentages):

Third Quarter 2006
Net sales	$180,000 to $190,000
Gross profit margins	47.0% to 48.0%
Operating expenses	$52,000 to $54,000
Diluted earnings per share	$0.34 to $0.39

The effective tax rate is expected to be 34.5% of income before income taxes for the third quarter of 2006.

Safe Harbor

Forward-looking statements contained in this filing are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995 and are highly dependent upon a variety of important factors which could cause actual results to differ materially from those reflected in such forward looking statements. These factors include market acceptance of Zebra’s printer and software products and competitors’ product offerings and the potential effects of technological changes. They also include the effect of market conditions in North America and other geographic regions on our financial results. Profits will be affected by our ability to control manufacturing and operating costs. Because of a large investment portfolio, interest rate and financial market conditions will also have an impact on results. Foreign exchange rates will have an effect on financial results, because of the large percentage of our international sales. The outcome of litigation in which Zebra is involved, and particularly litigation or claims related to infringement of third party intellectual property rights, is another factor. Also, beginning July1, 2006, Zebra will face new regulations in the European Union that restrict the use of certain hazardous substances in electrical and electronic equipment. When used in this document and documents referenced herein, the words “anticipate,” “believe,” “estimate,” “will” and “expect” and similar expressions as they relate to Zebra or its management are intended to identify such forward-looking statements. We encourage readers of this report to review the “Risk Factors” portion of Zebra’s Form 10-K for the year ended December 31, 2005, and of this Form 10-Q for a further discussion of issues that could affect Zebra’s future results. Zebra undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes, except as discussed below, in Zebra’s market risk during the quarter ended July 1, 2006. For additional information on market risk, refer to the “Quantitative and Qualitative Disclosures About Market Risk” section of our Form 10-K for the year ended December 31, 2005.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended July 1, 2006, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

See Note 11 to the Consolidated Financial Statements included in this Form 10-Q.

Item 1A. Risk Factors

In addition to the other information included in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, and the factors identified under “Safe Harbor” at the end of Item 2 of Part I of this Quarterly Report on Form 10-Q, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing Zebra. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

In addition, the following updates the Risk Factors in our Form 10-K and should be read in conjunction with those Risk Factors:

Zebra’s equipment is subject to US and foreign regulations that pertain to electrical and electronic equipment, which may materially adversely affect Zebra’s business.

These regulations influence the design, components or operation of such products. New regulations and changes to current regulations are always possible and, in some jurisdictions, regulations may be introduced with little or no time to bring related products into compliance with these regulations. Zebra’s failure to comply with these regulations may prevent Zebra from selling our products in a certain country. In addition, these regulations may increase our cost of supplying the products by forcing us to redesign existing products or to use more expensive designs or components. In these cases, Zebra may experience unexpected disruptions in our ability to supply customers with products, or we may incur unexpected costs to bring products into compliance. This could have an adverse effect on Zebra’s revenues, gross profit margins and results of operations and increase the volatility of our financial results.

In January 2003, the European Union, (“EU”), issued two directives relating to chemical substances in electronic products. The Waste Electrical and Electronic Equipment Directive requires producers of electrical goods to pay for specified collection, recycling, treatment and disposal of past and future covered products. EU governments were required to enact and implement legislation that complies with this directive (such legislation together with the directive, the “WEEE Legislation”), and certain producers are to be financially responsible under the WEEE Legislation. The EU issued another directive that requires electrical and electronic equipment placed on the EU market after July 1, 2006, to be free of lead, mercury, cadmium, hexavalent chromium (above a threshold limit) and brominated flame retardants. EU governments were required to enact and implement legislation that complies with this directive (such legislation together with this directive, the “RoHS Legislation”). If we do not comply with these directives, we may suffer a loss of revenue, be unable to sell in certain markets and/or countries, be subject to penalties and enforced fees, and/or suffer a competitive disadvantage. We cannot assure you that the costs to comply with these new laws, or with current and future environmental laws, will not have a material adverse effect on our results of operations, expenses and financial condition.

Added risks are associated with our international operations which may have a material adverse effect on Zebra’s business.

Zebra has significant overseas operations, notably in the U.K., Middle East and Africa, Latin America and Asia-Pacific, including, in particular, an increasing presence in China, which present added risks that may materially adversely affect the financial results and condition of Zebra. These risks include (in addition to the risks described in Zebra’s Annual Report on Form 10-K related to international sales of products and procurement of parts) the following:

•	Adverse changes in, or uncertainty of, local business laws or practices;

•	Inadequately managing and overseeing operations that are distant and remote from corporate headquarters;

•	The inability to hire and retain appropriate employees in highly competitive job markets; and

•	The failure to implement and maintain adequate internal controls relating to these operations.

If we are not able to effectively manage these risks, they may harm our business and the trading price of our common stock.

Item 4. Submissions of Matters to a Vote of Security Holders

(a) The Company held its Annual Meeting of Stockholders on May 9, 2006.

(b) The Company’s stockholders voted on the following proposals:

1.	To elect two directors to the Company’s Board of Directors to hold office for a three-year term.

Directors	For	Authority Withheld
Ross W. Manire	64,808,166	1,171,908

Dr. Robert J. Potter	65,148,577	831,497

2.	To approve the 2006 Zebra Technologies Corporation Incentive Compensation Plan.

For	Against	Abstain
47,193,785	9,668,366	971,428

2.	To ratify the selection by the Audit Committee of the Board of Directors of Ernst & Young LLP as the independent auditors of the Company’s financial statements for the year ending December 31, 2006.

For	Against	Abstain
65,587,282	340,601	52,191

Item 6. Exhibits and Reports on Form 8-K

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZEBRA TECHNOLOGIES CORPORATION

Date: August 2, 2006	By:	/s/ Edward L. Kaplan
Edward L. Kaplan
Chief Executive Officer

Date: August 2, 2006	By:	/s/ Charles R. Whitchurch
Charles R. Whitchurch
Chief Financial Officer