Form 10-Q
period 2006-09-30
ZEBRA TECHNOLOGIES CORP/DE
filed 2006-11-08
CIK 877212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of October 27, 2006, shares outstanding were as follows:

Class A Common Stock, $.01 par value 70,438,674

ZEBRA TECHNOLOGIES CORPORATION

QUARTER ENDED SEPTEMBER 30, 2006

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	September 30, 2006	December 31, 2005 (restated –see Note 2)
	(Unaudited)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$39,557	$25,621
Investments and marketable securities	165,169	518,618
Accounts receivable, net	116,612	111,551
Inventories, net	82,072	63,638
Deferred income taxes	9,468	8,188
Income taxes receivable	6,002	—
Prepaid expenses	6,680	5,098

Total current assets	425,560	732,714

Property and equipment at cost, less accumulated depreciation and amortization	55,700	49,643
Long-term deferred income taxes	6,347	6,216
Goodwill	69,097	69,097
Other intangibles, net	34,104	19,002
Long-term investments and marketable securities	342,897	—
Other assets	54,358	41,743

Total assets	$988,063	$918,415

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,160	$24,885
Accrued liabilities	37,105	28,928
Income taxes payable	—	535

Total current liabilities	62,265	54,348
Deferred rent	567	574
Other long-term liabilities	6,219	5,521

Total liabilities	69,051	60,443

Stockholders’ equity:
Preferred Stock	—	—
Class A Common Stock	722	722
Additional paid-in capital	137,512	139,433
Treasury stock	(52,542)	(64,013)
Retained earnings	828,953	779,453
Accumulated other comprehensive income	4,367	2,377

Total stockholders’ equity	919,012	857,972

Total liabilities and stockholders’ equity	$988,063	$918,415

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2006	October 1, 2005 (restated –see Note 2)	September 30, 2006	October 1, 2005 (restated –see Note 2)
Net sales	$186,386	$175,636	$549,621	$522,977
Cost of sales	98,600	88,103	289,611	259,169

Gross profit	87,786	87,533	260,010	263,808

Operating expenses:
Selling and marketing	23,467	21,291	69,086	65,905
Research and development	11,774	11,818	36,191	35,256
General and administrative	14,642	15,631	44,372	49,234
Amortization of intangible assets	789	509	2,259	1,543
Litigation settlement	53,392	—	53,392	—
Exit costs	—	283	—	1,941

Total operating expenses	104,064	49,532	205,300	153,879

Operating income (loss)	(16,278)	38,001	54,710	109,929

Other income (expense):
Investment income	6,008	3,254	16,202	9,603
Interest expense	(5)	(41)	(236)	(71)
Foreign exchange gains	457	334	187	1,199
Other, net	(287)	251	(912)	(296)

Total other income	6,173	3,798	15,241	10,435

Income (loss) before income taxes and cumulative effect of accounting change	(10,105)	41,799	69,951	120,364
Income tax (benefit)	(5,842)	13,724	21,770	41,025

Income (loss) before cumulative effect of accounting change	(4,263)	28,075	48,181	79,339

Cumulative effect of accounting change (net of tax effect of $694)	—	—	1,319	—

Net income (loss)	$(4,263)	$28,075	$49,500	$79,339

Basic earnings (loss) per share before cumulative effect of accounting change	$(0.06)	$0.39	$0.68	$1.11
Diluted earnings (loss) per share before cumulative effect of accounting change	$(0.06)	$0.39	$0.68	$1.10

Basic earnings (loss) per share	$(0.06)	$0.39	$0.70	$1.11
Diluted earnings (loss) per share	$(0.06)	$0.39	$0.70	$1.10

Basic weighted average shares outstanding	70,802	71,263	70,702	71,653
Diluted weighted average and equivalent shares outstanding	70,802	71,817	71,152	72,311

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Amounts in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2006	October 1, 2005 (restated – see Note 2)	September 30, 2006	October 1, 2005 (restated – see Note 2)
Net income (loss)	$(4,263)	$28,075	$49,500	$79,339
Other comprehensive income (loss):
Foreign currency translation adjustment	701	(452)	4,140	(5,094)
Changes in unrealized gains and (losses) on hedging transactions, net of tax	831	(779)	(559)	2,266
Changes in unrealized gains and (losses) on investments, net of tax	1,990	644	(1,591)	672

Comprehensive income (loss)	$(741)	$27,488	$51,490	$77,183

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Nine Months Ended
	September 30, 2006	October 1, 2005 (restated – see Note 2)
Cash flows from operating activities:
Net income	$49,500	$79,339
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,338	9,559
Stock-based compensation	5,272	6,088
Excess tax benefit from share-based compensation	(1,570)	(1,802)
Cumulative effect of accounting change (net of tax)	(1,319)	—
Deferred income taxes	(1,345)	(1,765)
Changes in assets and liabilities:
Accounts receivable, net	(1,146)	(5,441)
Inventories	(16,746)	(5,548)
Other assets	(1,157)	(7,317)
Accounts payable	(1,387)	136
Accrued liabilities	7,527	(775)
Income taxes payable	(6,149)	(1,990)
Other operating activities	(2,063)	1,560

Net cash provided by operating activities	40,755	72,044

Cash flows from investing activities:
Purchases of property and equipment	(14,640)	(9,236)
Acquisition of assets of Retail Systems International, Inc.	—	(7,657)
Acquisition of intangible assets	(18,091)	(13,754)
Purchases of investments and marketable securities	(860,250)	(805,368)
Maturities of investments and marketable securities	583,582	520,470
Sales of investments and marketable securities	275,601	303,606

Net cash used in investing activities	(33,798)	(11,939)

Cash flows from financing activities:
Purchase of treasury stock	(4,069)	(70,421)
Proceeds from exercise of stock options and stock purchase plan purchases	9,050	9,252
Excess tax benefit from share-based compensation	1,570	1,802
Payments for obligation under capital lease	—	(40)

Net cash provided by (used in) financing activities	6,551	(59,407)

Effect of exchange rate changes on cash	428	(232)

Net increase in cash and cash equivalents	13,936	466
Cash and cash equivalents at beginning of period	25,621	17,983

Cash and cash equivalents at end of period	$39,557	$18,449

Supplemental disclosures of cash flow information:
Interest paid	$236	$71
Income taxes paid	29,402	46,191

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

The consolidated balance sheet as of December 31, 2005, in this Form 10-Q is taken from the audited consolidated balance sheet in our Form 10-K, as restated for SFAS No. 123(R) as described below. These interim financial statements include all normal, recurring adjustments necessary to present fairly Zebra’s consolidated financial position as of September 30, 2006, the consolidated results of operations for the three and nine months ended September 30, 2006 and October 1, 2005, and cash flows for the nine months ended September 30, 2006 and October 1, 2005. These results, however, are not necessarily indicative of results for the full year.

Note 2—Stock-Based Compensation

As of September 30, 2006, we had two stock-based compensation plans available for future grants. Prior to January 1, 2006, we accounted for these plans using the intrinsic value method in accordance with the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by SFAS No. 123, Accounting for Stock Based Compensation. Accordingly, we recognized no compensation cost as all options granted under these plans had grant prices equal to the market value of the underlying common stock on the date of grant and the number of shares was fixed.

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

(In thousands)	December 31, 2005
	As Previously Reported	Share-Based Compensation	As Restated
Selected Balance Sheet Data:
Long-term deferred income tax (liability) asset	$(1,242)	$7,458	$6,216
Additional paid-in capital	93,336	46,097	139,433
Retained Earnings	818,092	(38,639)	779,453

(In thousands, except per share data)	For the Three Months Ended October 1, 2005
	As Previously Reported	Share-Based Compensation	As Restated
Selected Statement of Earnings Data:
Cost of sales	$87,959	$144	$88,103
Gross profit	87,677	(144)	87,533
Selling and marketing	20,800	491	21,291
Research and development	11,501	317	11,818
General and administration	14,489	1,142	15,631
Total operating expenses	47,582	1,950	49,532
Operating income	40,095	(2,094)	38,001
Income before income taxes	43,893	(2,094)	41,799
Income taxes	14,453	(729)	13,724
Net income	29,440	(1,365)	28,075
Basic earnings per share	$0.41	$(0.02)	$0.39
Diluted earnings per share	$0.41	$(0.02)	$0.39

(In thousands, except per share data)	For the Nine Months Ended October 1, 2005
	As Previously Reported	Share-Based Compensation	As Restated
Selected Statement of Earnings Data:
Cost of sales	$258,587	$582	$259,169
Gross profit	264,390	(582)	263,808
Selling and marketing	64,421	1,484	65,905
Research and development	34,222	1,034	35,256
General and administration	46,246	2,988	49,234
Total operating expenses	148,373	5,506	153,879
Operating income	116,017	(6,088)	109,929
Income before income taxes	126,452	(6,088)	120,364
Income taxes	43,143	(2,118)	41,025
Net income	83,309	(3,970)	79,339
Basic earnings per share	$1.16	$(0.05)	$1.11
Diluted earnings per share	$1.15	$(0.05)	$1.10

The impact of compensation expense and the adoption of SFAS No. 123(R) on the income statement for the three and nine months ended September 30, 2006, was as follows:

Three Months Ended September 30, 2006 (in thousands)
Cost of sales	$163
Gross profit	(163)
Selling and marketing	445
Research and development	276
General and administration	903
Total operating expenses	1,624
Operating loss	(1,787)
Loss before income taxes and the cumulative effect of accounting change	(1,787)
Income tax benefit	(625)
Net loss before cumulative effect of accounting change	(1,162)
Net loss	$(1,162)

Basic loss per share before cumulative effect of accounting change	$(0.02)
Diluted loss per share before cumulative effect of accounting change	$(0.02)
Basic loss per share	$(0.02)
Diluted loss per share	$(0.02)

Nine Months Ended September 30, 2006 (in thousands)
Cost of sales	$489
Gross profit	(489)
Selling and marketing	1,307
Research and development	802
General and administration	2,674
Total operating expenses	4,783
Operating income	(5,272)
Income before income taxes and the cumulative effect of accounting change	(5,272)
Income taxes	(1,804)
Net income before cumulative effect of accounting change	(3,468)
Cumulative effect of accounting change	1,319
Net income	$(2,149)

Basic earnings per share before cumulative effect of accounting change	$(0.05)
Diluted earnings per share before cumulative effect of accounting change	$(0.05)
Basic earnings per share	$(0.03)
Diluted earnings per share	$(0.03)

Prior to adopting SFAS 123(R), Zebra presented all tax benefits of deductions resulting from the exercise of stock grants as operating cash flows in the consolidated statements of cash flows. SFAS 123(R) requires the cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized (excess tax benefits) to be classified as financing cash flows. As a result, $1,570,000 of excess tax benefits for the nine months ended September 30, 2006, have been classified as financing cash flows. In accordance with the modified retrospective method of SFAS 123(R), the cash flow statement has been restated to show an excess tax benefit of $1,802,000 for the nine months ended October 1, 2005 as a financing cash flow.

SFAS 123(R) requires entities to estimate the number of forfeitures expected to occur and record expense based upon the number of awards expected to vest. Prior to the adoption of SFAS No. 123(R), Zebra accounted for forfeitures as they occurred as permitted under previous accounting standards. The requirement to estimate forfeitures is classified as an accounting change under APB Opinion No. 20, Accounting Changes, which requires a one-time adjustment in the period of adoption. The one-time adjustment (cumulative effect of accounting change) related to the change in estimating forfeitures increased income by $1,319,000, net of applicable taxes, for the nine months ended September 30, 2006.

Compensation Plans

On May 9, 2006, the stockholders of Zebra approved the 2006 Zebra Technologies Corporation Incentive Compensation Plan (the 2006 Plan). The 2006 Plan became effective immediately and superseded the 1997 Stock Option Plan (the 1997 Plan) and the 2002 Non-Employee Director Stock Option Plan (the 2002 Director Plan), except that the prior plans will remain in effect with respect to stock options granted under the prior plans until such options have been exercised, forfeited, cancelled, expired or otherwise terminated in accordance with the terms of such grants. The types of awards available under the 2006 Plan are incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, performance shares and units and performance-based cash bonuses. Employees, directors and consultants of the Company and its subsidiaries would be eligible to participate in the 2006 Plan. As of September 30, 2006, 5,466,826 shares were available for grant, and options for 33,174 shares were outstanding under the 2006 Plan.

The options granted under the 2006 Plan have an exercise price equal to the closing market price of Zebra’s stock on the date of grant. The options granted to employees generally vest over a five-year period. These options expire on the earlier of (a) ten years following the grant date, (b) immediately if the employee is terminated for cause, (c) ninety days if the employee is terminated involuntarily other than for cause, (d) thirty days if the employee voluntarily terminates his or her employment, or (e) one year if the employee’s employment terminates due to death, disability, or retirement. The Compensation Committee of the Board of Directors administers the plan.

On October 20, 2006, 53,793 shares of restricted stock were granted under the Plan to certain executive officers and other managers. These restricted stock awards will vest one year after the grant date if the executive remains employed by Zebra throughout the one-year period, but will vest before the end of the one-year period in the event of death, disability, resignation for good reason, a change in control (as defined in the 2006 Plan), or termination by Zebra other than for Cause, as defined in the restricted stock agreement entered into by Zebra with each executive officer who was granted restricted stock (the Restricted Stock Agreement). The restricted stock is forfeited in certain situations specified in the Restricted Stock Agreement, including, if before the restricted stock vests, the executive’s employment is terminated by Zebra for Cause (as defined in the Restricted Stock Agreement) or if the executive resigns for other than good reason.

The 1997 Plan was superseded by the 2006 Plan. As of September 30, 2006, options for 2,283,095 shares were outstanding and exercisable under the 1997 Plan. These options expire on the earlier of (a) ten years following the grant date, (b) immediately if the employee is terminated for cause, (c) ninety days if the employee is terminated involuntarily other than for cause, (d) thirty days if the employee voluntarily terminates his or her employment, or (e) one year if the employee’s employment terminates due to death, disability, or retirement.

The 1997 Director Plan was terminated on February 1, 2002. As of September 30, 2006, options for 3,750 shares issued under the 1997 Director Plan remained outstanding and unexercised. These options expire on the earlier of (a) ten years following the grant date, or (b) the second anniversary of the termination of the non-employee director’s directorship for any reason other than due to death or disability (as defined in the 1997 Director Plan).

The 2002 Director Plan was superseded by the 2006 Plan. As of September 30, 2006, options for 186,068 shares were outstanding and exercisable under the 2002 Director Plan. Unless otherwise provided in an option agreement, options granted under the 2002 Director Plan become exercisable in five equal increments beginning on the date of the grant and on each of the four anniversaries thereafter. All options expire on the earlier of (a) ten years following the grant date, (b) the first anniversary of the termination date of the non-employee director’s directorship for any reason other than those listed in clause (c) below, or (c) the termination of the non-employee director’s directorship by Zebra’s stockholders for cause, or resignation for cause, in each case as defined in the option agreement.

The Board of Directors and stockholders adopted the 2001 Stock Purchase Plan and reserved 1,125,000 shares of Class A Common Stock for issuance under the plan. Under this plan, employees who work a minimum of 20 hours per week may elect to withhold up to 10% of their cash compensation through regular payroll deductions to purchase shares of Class A Common Stock from Zebra over a period not to exceed 12 months at a purchase price per share equal to the lesser of: (1) 85% of the fair market value of the shares as of the date of the grant, or (2) 85% of the fair market value of the shares as of the date of purchase. As of September 30, 2006, 425,709 shares have been purchased under the plan.

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

	Nine Months Ended
	September 30, 2006	October 1, 2005
Expected dividend yield	0%	0%
Forfeiture rate	7.43%	0%
Volatility	38.30%	38.44%
Risk free interest rate	4.58%	3.74%
- Range of interest rates	4.38% - 4.73%	2.36% - 4.50%
Expected weighted-average life	4.58 years	4.83 years
Fair value of options granted	$5,802,000	$9,701,000
Weighted-average grant date fair value of options granted	$14.22	$17.16

The fair value of the employees’ purchase rights issued under the Stock Purchase Plan are estimated with the following weighted-average assumptions used for purchase rights granted. Expected lives of three months to one year have been used along with these assumptions.

	2006	2005
Fair market value	$34.16	$47.49
Option price	$29.04	$40.37
Expected dividend yield	0%	0%
Expected volatility	28%	30%
Risk free interest rate	4.49%	2.73%

Stock option activity for the period ended September 30, 2006, was as follows:

Fixed Options	2006
	Shares	Weighted-Average Exercise Price
Outstanding at beginning of year	2,552,689	$31.04
Granted	408,046	43.15
Exercised	(353,381)	21.05
Forfeited	(91,434)	40.89
Expired	(9,833)	47.96

Outstanding at end of period	2,506,087	$34.00
Options exercisable at end of period	1,060,203	$26.32

The following table summarizes information about fixed stock options outstanding at September 30, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
$ 10.89-$21.02	257,860	3.30 years	$15.64	257,860	$15.64
$ 21.31-$24.21	466,934	5.35 years	21.67	282,020	21.65
$ 24.21-$33.03	548,217	5.62 years	26.10	293,902	26.24
$ 33.03-$45.62	616,964	8.58 years	42.94	101,740	39.10
$ 45.62-$53.92	616,112	8.09 years	49.10	124,681	48.74

	2,506,087			1,060,203

	Options Outstanding	Options Exercisable
Aggregate intrinsic value	$17,633,000	$12,356,000
Weighted-average remaining contractual term	6.7 years	5.1 years

As of September 30, 2006, there was $14,431,000 of unearned compensation cost related to stock options granted under the plans. That cost is expected to be recognized over a weighted-average period of 1.7 years.

Note 3 – Inventories

The components of inventories are as follows (in thousands):

	September 30, 2006	December 31, 2005
Raw materials	$52,325	$39,779
Work in process	124	134
Finished goods	29,623	23,725

Total inventories	$82,072	$63,638

Note 4 – Business Combinations

Retail Systems International, Inc. On February 11, 2005, Zebra acquired certain assets of Retail Systems International, Inc. (RSI) for $7,797,000. Located in Chula Vista, California, RSI manufactured labels, ribbons, tags and other printed media. The consolidated statements of earnings (loss) reflect the results of operations of RSI since the effective date of the purchase. The pro forma impact of this acquisition was not significant.

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

Note 5 – Investments and Marketable Securities

We classify the majority of our investments and marketable securities as available-for-sale in accordance with the classifications defined in SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. As of September 30, 2006, investments and marketable securities with maturities greater than one year are classified as long-term in the balance sheet. This classification does not restrict our ability to sell these securities before maturity.

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

Unrealized gains and losses on investment securities are included in these financial statements as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Changes in unrealized gain and losses on available-for-sale securities, net of tax, recorded in accumulated other comprehensive income (loss)	$1,990	$644	$(1,591)	$672

Note 6—Stockholders’ Equity

Share count and par value data related to stockholders’ equity are as follows:

	September 30, 2006	December 31, 2005
Preferred Stock
Par value per share	$0.01	$0.01
Shares authorized	10,000,000	10,000,000
Shares outstanding	—	—
Common Stock - Class A
Par value per share	$0.01	$0.01
Shares authorized	150,000,000	150,000,000
Shares issued	72,151,857	72,151,857
Shares outstanding	70,739,544	70,451,124
Treasury stock
Shares held	1,412,313	1,700,733

During the third quarter of 2006, Zebra repurchased 116,800 shares for $4,069,000. Treasury shares are being reissued for exercise of stock options and purchases under the stock purchase plan.

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

The components of other comprehensive income (loss) included in the Consolidated Statements of Comprehensive Income (Loss) are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Foreign currency translation adjustments	$701	$(452)	$4,140	$(5,094)

Changes in unrealized gains and losses on foreign currency hedging activities:
Gross	$1,333	$(1,249)	$(897)	$3,540
Income tax (benefit)	502	(470)	(338)	1,274

Net	$831	$(779)	$(559)	$2,266

Changes in unrealized gains and losses on investments classified as available-for-sale:
Gross	$3,191	$1,033	$(2,552)	$1,090
Income tax (benefit)	1,201	389	(961)	418

Net	$1,990	$644	$(1,591)	$672

The components of other comprehensive income (loss) included in the Consolidated Balance Sheets are as follows (in thousands):

	As of
	September 30, 2006	December 31, 2005
Foreign currency translation adjustments	$5,245	$1,105
Unrealized gains on foreign currency hedging activities:
Gross	$102	$999
Income tax	38	376

Net	$64	$623

Unrealized gains and losses on investments classified as available-for-sale:
Gross	$(1,511)	$1,041
Income tax (benefit)	(569)	392

Net	$(942)	$649

Note 8—Earnings (Loss) Per Share

Earnings (loss) per share before cumulative effect of accounting change were computed as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2006	October 1, 2005 (restated – see Note 2)	September 30, 2006	October 1, 2005 (restated – see Note 2)
Basic earnings (loss) per share:
Income (loss) before cumulative effect of accounting change	$(4,263)	$28,075	$48,181	$79,339

Weighted average common shares outstanding	70,802	71,263	70,702	71,653

Per share amount	$(0.06)	$0.39	$0.68	$1.11

Diluted earnings (loss) per share:
Income (loss) before cumulative effect of accounting change	$(4,263)	$28,075	$48,181	$79,339

Weighted average common shares outstanding	70,802	71,263	70,702	71,653
Add: Effect of dilutive securities – stock options	—	554	450	658

Diluted weighted average and equivalent shares outstanding	70,802	71,817	71,152	72,311

Per share amount	$(0.06)	$0.39	$0.68	$1.10

Earnings (loss) per share after the cumulative effect of the accounting change were computed as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2006	October 1, 2005 (restated – see Note 2)	September 30, 2006	October 1, 2005 (restated – see Note 2)
Basic earnings (loss) per share:
Net income (loss)	$(4,263)	$28,075	$49,500	$79,339

Weighted average common shares outstanding	70,802	71,263	70,702	71,653

Per share amount	$(0.06)	$0.39	$0.70	$1.11

Diluted earnings (loss) per share:
Net income (loss)	$(4,263)	$28,075	$49,500	$79,339

Weighted average common shares outstanding	70,802	71,263	70,702	71,653
Add: Effect of dilutive securities – stock options	—	554	450	658

Diluted weighted average and equivalent shares outstanding	70,802	71,817	71,152	72,311

Per share amount	$(0.06)	$0.39	$0.70	$1.10

The calculation of loss per share for the three months ended September 30, 2006 did not include the effect of dilutive securities (stock options) because to do so would have been anti-dilutive.

Potentially dilutive securities that were excluded from the earnings (loss) per share calculation consist of stock options with an exercise price greater than the average market price of the Class A common stock. These options were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Potentially dilutive shares	1,233,000	831,000	1,151,000	814,000

Note 9—Goodwill and Other Intangible Asset Data

Intangible asset data are as follows (in thousands):

	September 30, 2006		December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Current technology and patents	$42,804	$(10,958)	$26,011	$(9,632)
Customer relationships	3,406	(1,148)	3,406	(783)

Total	$46,210	$(12,106)	$29,417	$(10,415)

Unamortized intangible assets
Goodwill	$69,097		$69,097

Aggregate amortization expense
For the year ended December 31, 2005			$2,341
For the three months ended September 30, 2006	$789
For the nine months ended September 30, 2006	$2,259

Estimated amortization expense
For the year ended December 31, 2006	3,572
For the year ended December 31, 2007	5,277
For the year ended December 31, 2008	5,279
For the year ended December 31, 2009	5,182
For the year ended December 31, 2010	4,423
Thereafter	12,630

During 2006, we acquired intangible assets in the amount of $18,091,000 for patents and engineering design. These intangible assets will have a commercial life of 4 to 9 years. Also during 2006, we reviewed the usefulness of certain other intangibles and found them to be impaired. Therefore, we incurred a write-off of net intangibles of $730,000.

Included in the acquisition of intangible assets was a payment for the settlement of a lawsuit with Paxar Americas, Inc. A portion ($10,358,000) of this settlement has been applied to future use of patents. This portion of the settlement has been recorded as intangibles and will be amortized over the estimated useful lives of the patents, which range from 4 to 7 years. In some cases, the useful lives may be less than the patent lives. See Note 11 for further discussion of the settlement.

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

Hedging of Net Assets

We use forward contracts and options to manage exposure related to our pound and euro denominated net assets. We record gains and losses on these contracts and options in income each quarter along with the transaction gains and losses related to our net euro asset position, which would ordinarily offset each other. Summary financial information related to these activities follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Change in gains and losses from foreign exchange derivatives	$1,190	$(631)	$11	$970
Gain (loss) on net foreign currency assets	(733)	965	176	229

Net foreign exchange gain	$457	$334	$187	$1,199

	As of
	September 30, 2006	December 31, 2005
Notional balance of outstanding contracts:
Pound/US dollar	£2,389	£3,289
Euro/US dollar	€20,000	€25,000
Euro/Pound	€22,000	€16,000

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

	As of
	September 30, 2006	December 31, 2005
Net unrealized gains deferred in other comprehensive income:
Gross	$102	$999
Income tax	38	376

Net	$64	$623

Notional balance of outstanding contracts	€42,000	€30,750
Hedge effectiveness	100%	100%

	2006	2005
Net gains and (losses) included in revenue for the:
Three months ended September 30, 2006	$(721)
Three months ended October 1, 2005		$1,413
Nine months ended September 30, 2006	(553)
Nine months ended October 1, 2005		742

Note 11—Contingencies

On September 14, 2006, Zebra settled all issues surrounding the litigation with Paxar Americas, Inc., and the case was dismissed with prejudice. Zebra paid Paxar $63,750,000 in exchange for a general release and a fully paid, perpetual, worldwide license to all of the patents in suit, as well as a number of related U.S. and foreign patents that Paxar had not asserted in the suit. The license to sell products in the United States under four U.S. patents not subject to the lawsuit is limited until September 14, 2009. There is no such limitation on the license under the patents in suit. Of the amount paid to Paxar, $10,358,000 was applied to future use of patents based on their estimated fair value and will be amortized over an estimated useful life of 4 to 7 years. The remaining $53,392,000 was recorded as operating expenses in the Consolidated Statement of Earnings (Loss).

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

Printherm filed bankruptcy proceedings on August 30, 2004, and the Commercial Court ordered its liquidation on November 30, 2004. The case was put on hold until the Court appointed liquidator filed a submission in August 2005, which started the proceedings again. ZTF filed its answer on November 19, 2005, in anticipation of a Court-ordered December 19, 2005, hearing date. In response to a request by Printherm’s liquidator, the Court postponed the hearing date so as to provide time for Printherm to respond to ZTF’s answer. The hearing is not expected to occur until sometime during the fourth quarter of 2006.

On July 3, 2006, a Zebra reseller filed for bankruptcy protection. At the time of the filing, the reseller owed various Zebra subsidiaries a total of $12,065,000. The entire balance due to Zebra is guaranteed by a U.K. insurance company. Zebra has initiated a suit in the U.K. courts to enforce the guarantee. We expect full recovery; therefore, no reserve has been recorded against the balance due.

Note 12—Warranty

Zebra provides warranty coverage of up to one year on printers against defects in material and workmanship. A provision for warranty expense is recorded at the time of shipment and adjusted quarterly based on historical warranty experience. The following is a summary of Zebra’s accrued warranty obligation.

	Nine Months Ended September 30, 2006	Nine Months Ended October 1, 2005
Balance at the beginning of the year	$1,922	$1,691
Warranty expense year-to-date	3,876	4,417
Warranty payments made year-to-date	(3,773)	(4,167)

Balance at the end of the period	$2,025	$1,941

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

	Nine Months Ended September 30, 2006	Nine Months Ended October 1, 2005
Balance at the beginning of the year	$632	$—
Recycling expense year-to-date	1,005	318
Recycling payments made year-to-date	—	—
Exchange rate impact	23	—

Balance at the end of the period	$1,660	$318

Note 13—Income Taxes

The effective income tax rate for the third quarter was 57.8% compared to the 32.8% for the third quarter of 2005. The increase in the effective tax rate is a result of the increased impact of permanent tax differences, including tax-exempt interest income, on the effective income tax rate due to the loss before income taxes incurred in the third quarter. In addition, we reduced tax reserves in the amount of $1,189,000 related to the completion of various state tax audits and 2005 state income tax returns. The resulting year-to-date effective income tax rate for 2006 was 31.2% compared to 34.1% for the same period in 2005.

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

Note 14—Subsequent Event

On October 4, 2006, Zebra acquired all of the outstanding stock of Swecoin AB, a leading supplier of thermal receipt, ticket and document printers for use in kiosks and other unattended printing applications, for a total of $4,186,000, which includes the repayment of all outstanding debt. Swecoin is based in Stockholm, Sweden, with a U.S. office in Rhode Island.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Zebra’s consolidated sales growth in the third quarter was 6.1%, boosted by ongoing high sales growth in our Latin America and Europe, Middle East and Africa regions and an improved sales trend in North America. Supplies sales increased 17.9% resulting from our ability to geographically disburse label converter operations and expand capacity. A decline in gross profit margin was caused by changes in product mix, lower average unit prices, and higher raw material costs. Quarterly results were boosted by an increase in investment income but negatively affected by a one-time payment related to settle a legal dispute with Paxar Americas, Inc. We restated all relevant figures for 2005 for the adoption of SFAS No. 123(R), Share-Based Payments.

Results of Operations: Third Quarter of 2006 versus third Quarter of 2005

Sales

Sales by product category, percent change, and percent of total sales for the three and nine months ended September 30, 2006, and October 1, 2005, were (in thousands, except percentages):

Product Category	Three Months Ended		Percent Change	Percent of Total Sales - 2006	Percent of Total Sales - 2005
	September 30, 2006	October 1, 2005
Hardware	$140,892	$133,488	5.5	75.6	76.0
Supplies	38,408	32,563	17.9	20.6	18.5
Service and software	6,280	6,309	(0.5)	3.4	3.6
Shipping and handling	1,527	1,863	(18.0)	0.8	1.1
Cash flow hedging activities	(721)	1,413	NM	(0.4)	0.8

Total sales	$186,386	$175,636	6.1	100.0	100.0

Product Category	Nine Months Ended		Percent Change	Percent of Total Sales - 2006	Percent of Total Sales - 2005
	September 30, 2006	October 1, 2005
Hardware	$414,921	$402,874	3.0	75.5	77.1
Supplies	112,130	95,603	17.3	20.4	18.3
Service and software	18,710	19,015	(1.6)	3.4	3.6
Shipping and handling	4,413	4,743	(7.0)	0.8	0.9
Cash flow hedging activities	(553)	742	NM	(0.1)	0.1

Total sales	$549,621	$522,977	5.1	100.0	100.0

Sales to customers by geographic region, percent changes and percent of total sales for the three and nine months ended September 30, 2006, and October 1, 2005, were (in thousands, except percentages):

Geographic Region	Three Months Ended		Percent Change	Percent of Total Sales - 2006	Percent of Total Sales - 2005
	September 30, 2006	October 1, 2005
Europe, Middle East and Africa	$58,287	$51,571	13.0	31.3	29.4
Latin America	13,589	10,932	24.3	7.3	6.2
Asia-Pacific	17,736	18,983	(6.6)	9.5	10.8

Total International	89,612	81,486	10.0	48.1	46.4
North America	96,774	94,150	2.8	51.9	53.6

Total sales	$186,386	$175,636	6.1	100.0	100.0

Geographic Region	Nine Months Ended		Percent Change	Percent of Total Sales - 2006	Percent of Total Sales - 2005
	September 30, 2006	October 1, 2005
Europe, Middle East and Africa	$187,016	$170,422	9.7	34.0	32.6
Latin America	39,765	33,956	17.1	7.2	6.5
Asia-Pacific	47,906	47,107	1.7	8.7	9.0

Total International	274,687	251,485	9.2	49.9	48.1
North America	274,934	271,492	1.3	50.1	51.9

Total sales	$549,621	$522,977	5.1	100.0	100.0

Ongoing strength in international territories, with notable growth in Latin America of 24.3% and Europe, Middle East and Africa (EMEA) of 13.0%, helped drive improved sales growth in the third quarter of 2006. Sales growth benefited from an 8.3% unit volume increase spread broadly across our printer product lines, offset by a decline in average unit prices from changes in product mix. Sales growth also benefited from strong growth in supplies sales, resulting from recently implemented sales and marketing programs and additional label manufacturing capacity. Favorable foreign exchange movements added 1.4 percentage points to consolidated growth and 4.6 percentage points to growth in EMEA.

Zebra is required to comply with two new European Union (EU) directives that pertain to electrical and electronic equipment. The Waste Electrical and Electronic Equipment Directive requires producers of electrical goods to pay for specified collection, recycling, treatment and disposal of past and future covered products. Another directive (RoHs) requires electrical and electronic equipment placed in the EU market after July 1, 2006, to be free of lead, mercury, cadmium, hexavalent chromium (above a threshold limit) and brominated flame retardants. Costs to comply with these new laws affected results during this quarter and may continue to impact future periods.

New printer products (defined as printers released within 18 months prior to the end of the applicable fiscal period) accounted for 11.0% of printer sales in the third quarter of 2006, compared with 9.9% for the third quarter of 2005 and 12.7% for the second quarter of 2006. Year to-date new printer products accounted for 12.7% of printer sales in 2006, compared with 11.9% for the corresponding period in 2005. New product releases planned for upcoming quarters is expected by management to increase this percentage in future periods.

Zebra’s international sales are denominated in multiple currencies, primarily the dollar, pound and euro, which subjects our reported sales to fluctuations based on changes in currency rates. We hedge a portion of anticipated euro-denominated sales to protect Zebra against exchange rate movements. Inclusive of all hedging activities, the impact of foreign exchange movements on reported sales during the third quarter was a gain of $2,382,000. The year-to-date impact was a loss of $1,950,000. See Note 10 to the Consolidated Financial Statements included in this Report for a more detailed discussion of the above hedging program.

Printer unit volumes and average selling price information is summarized below:

	Three Months Ended			Nine Months Ended
	September 30, 2006	October 1, 2005	Percent Change	September 30, 2006	October 1, 2005	Percent Change
Total printers shipped	192,710	177,941	8.3	591,788	527,723	12.1
Average selling price of printers shipped	$621	$626	(0.8)	$599	$643	(6.8)

For the third quarter of 2006, unit volumes increased in nearly all product lines, while our average selling prices declined in nearly all product lines compared to the third quarter of 2005. This decline in average selling price is primarily related to sales of a relatively higher proportion of lower-priced printers in the product mix for the third quarter of 2006.

Gross Profit

Gross profit information is summarized below (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	September 30, 2006	October 1, 2005 (restated)	Percent Change	September 30, 2006	October 1, 2005 (restated)	Percent Change
Gross Profit	$87,786	$87,533	0.3	$260,010	$263,808	(1.4)
Gross Margin	47.1	49.8		47.3	50.4

For the third quarter and the year to-date, the decline in gross profit margin from the same period a year ago was due to the change in product mix and manufacturing variances. Approximately, 1.4 of the 2.7 percentage point decline in gross profit margin is attributable to mix shifts within the Zebra product line, including the growth in our supplies business. The remaining 1.3 percentage point decline was caused by manufacturing variances, including such items as increased raw material costs for RoHs compliance, higher freight expense (also related to this compliance requirement), and increases to inventory reserves.

Selling and Marketing Expenses

Selling and marketing expenses are summarized below (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	September 30, 2006	October 1, 2005 (restated)	Percent Change	September 30, 2006	October 1, 2005 (restated)	Percent Change
Selling and marketing expenses	$23,467	$21,291	10.2	$69,086	$65,905	4.8
Percent of sales	12.6	12.1		12.6	12.6

During the third quarter of 2006, selling and marketing expenses increased due to higher payroll costs of $1,056,000, an increase in advertising costs of $538,000 and higher payouts for market development funds of $510,000. For the year to-date, we also saw increases in outside commissions and decreases in consulting expenses and travel costs, compared to the same period a year ago. Most of these costs are related to implementation of our strategy of geographic expansion and targeting high growth vertical markets.

Research and Development Costs

The development of new products and enhancement of existing products are vital to Zebra’s business and growth prospects. To maintain and build our product pipeline, we made investments in research and development, summarized below (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	September 30, 2006	October 1, 2005 (restated)	Percent Change	September 30, 2006	October 1, 2005 (restated)	Percent Change
Research and development costs	$11,774	$11,818	(0.4)	$36,191	$35,256	2.7
Percent of sales	6.3	6.7		6.6	6.7

Quarterly product development expenses fluctuate widely depending on the status of on-going projects. We are committed to a long-term strategy of significant investment in product development. For the third quarter of 2006 although total research and development costs were constant compared to the third quarter of 2005, payroll and benefits increased by $965,000 with a related increase in headcount. Offsetting this increase was a decrease in project expenses of $1,038,000. For the year to-date, professional services costs also decreased.

General and Administrative Expenses

General and administrative expenses are summarized in the table below (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	September 30, 2006	October 1, 2005 (restated)	Percent Change	September 30, 2006	October 1, 2005 (restated)	Percent Change
General and administrative expenses	$14,642	$15,631	(6.3)	$44,372	$49,234	(9.9)
Percent of sales	7.9	8.9		8.1	9.4

The decrease in general and administrative expenses this quarter is the result of lower legal expenses ($2,681,000) largely related to decline in litigation activity with Paxar as described in Note 11 to the Consolidated Financial Statements. Offsetting this decrease is an increase in payroll costs of $603,000 and information system expenditures of $520,000. For the year to-date, legal expenses declined $6,278,000 from the same period in 2005, offset by increases in payroll and information system expenses

Settlement and Licensing Agreement with Paxar Americas, Inc.

During the third quarter of 2006, Zebra paid $63,750,000 to settle all issues surrounding the litigation with Paxar Americas, Inc. Of this amount, $53,392,000 was included as operating expense. The remaining $10,358,000 was capitalized as an intangible asset related to future use of these patents and will be amortized over 4 to 7 years resulting in an incremental charge of $456,000 per quarter. For further information, see Notes 9 and 11 to the Consolidated Financial Statements.

Operating Income (Loss)

Operating income (loss) is summarized in the following table (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	September 30, 2006	October 1, 2005 (restated)	Percent Change	September 30, 2006	October 1, 2005 (restated)	Percent Change
Operating income (loss)	$(16,278)	$38,001	NM	$54,710	$109,929	(50.2)
Percent of sales	(8.7)	21.6		10.0	21.0

Non-operating Income and Expenses

Zebra’s non-operating income and expense items are summarized in the following table (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Investment income	$6,008	$3,254	$16,202	$9,603
Interest expense	(5)	(41)	(236)	(71)
Foreign exchange gain	457	334	187	1,199
Other, net	(287)	251	(912)	(296)

Total other income	$6,173	$3,798	$15,241	$10,435

Rate of Return Analysis:
Average cash and marketable securities balances	$566,235	$551,767	$545,931	$543,858
Annualized rate of return	4.2%	2.4%	4.0%	2.4%

Income Tax (Benefit)

The effective income tax rate for the third quarter was 57.8% compared to the 32.8% for the third quarter of 2005. The increase in the effective tax rate is a result of the increased impact of permanent tax differences, including tax-exempt interest income, on the effective income tax rate due to the loss before income taxes incurred in the third quarter. In addition, we reduced tax reserves in the amount of $1,189,000 related to the completion of various state tax audits and 2005 state income tax returns. The resulting year-to-date effective income tax rate for 2006 was 31.2% compared to 34.1% for the same period in 2005.

Income (loss) before Cumulative Effect of Accounting Change

Zebra’s income (loss) before cumulative effect of accounting change is summarized below (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2006	October 1, 2005 (restated)	September 30, 2006	October 1, 2005 (restated)
Income (loss) before cumulative effect of accounting change	$(4,263)	$28,075	$48,181	$79,339
Diluted earnings (loss) per share	$(0.06)	$0.39	$0.68	$1.10

Cumulative Effect of Accounting Change

During the first quarter of 2006, Zebra adopted SFAS No. 123(R), Share-Based Payments, using the modified retrospective approach. SFAS No. 123(R) requires entities to estimate the number of forfeitures expected to occur and record expense based upon the number of awards expected to vest. Prior to the adoption of SFAS No. 123(R), Zebra accounted for forfeitures as they occurred as permitted under previous accounting standards. The requirement to estimate forfeitures is classified as an accounting change under APB Opinion No. 20, Accounting Changes, which requires a one-time adjustment in the period of adoption. The one-time adjustment (cumulative effect of accounting change) related to the change in estimating forfeitures increased income by $1,319,000, net of applicable taxes.

Net Income (Loss)

Zebra’s net income (loss) is summarized below (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2006	October 1, 2005 (restated)	September 30, 2006	October 1, 2005 (restated)
Net income (loss)	$(4,263)	$28,075	$49,500	$79,339
Diluted earnings (loss) per share	$(0.06)	$0.39	$0.70	$1.10

Liquidity and Capital Resources

During the third quarter of 2006, Zebra settled the outstanding litigation with Paxar Americas, Inc., with a payment of $63,750,000. Cash, cash equivalents, investments and marketable securities balances as of September 30, 2006 were $547,623,000, compared with $544,239,000 at December 31, 2005. Other factors affecting cash and investment balances during the first nine months of 2006 include the following (note that changes discussed below include the impact of foreign currency):

•	Operations provided cash in the amount of $40,755,000, primarily from net income, which includes $53,392,000 of pre-tax expense related to the Paxar settlement.

•	Inventories increased $16,746,000. Inventory turns decreased to 4.8 from 5.6 at the end of 2005.

•	Intangibles increased $18,091,000 due to payments for licenses to use patents, including $10,358,000 of Paxar intangibles.

•	Purchases of property and equipment totaled $14,640,000.

•	Income taxes payable decreased $6,149,000 due to the quarterly loss resulting from the Paxar settlement.

•	Net purchases of investments and marketable securities totaled $1,067,000.

•	Purchases of treasury shares totaled $4,069,000. Zebra made open market repurchases of our shares under an authorization of the Board of Directors dated October 4, 2005.

•	Stock option exercises and purchases under the stock purchase plan contributed $9,050,000.

At the end of September, inventory levels are high in comparison to historical balances due to RoHs transition issues and other operational issues. Zebra believes that the inventory balances need to be reduced significantly and is implementing plans to do so within the next year. An insufficient reduction in these inventory balances could result in increased inventory obsolescence expenses.

We believe that existing capital resources and funds generated from operations are sufficient to finance anticipated capital requirements. It is our intention to actively pursue opportunities to acquire other businesses.

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

Investments and Marketable Securities

Investments and marketable securities at September 30, 2006, consisted of U.S. government securities (7.8%), state and municipal bonds (83.0%), corporate bonds (1.6%) and partnership interests (7.6%). We classify our debt and marketable equity securities in one of three categories: trading, available-for-sale or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities that Zebra has the ability and intent to hold until maturity. All securities not included in trading or held-to-maturity are classified as available-for-sale.

Trading and available-for-sale securities are recorded at fair value. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of discounts or premiums. Unrealized holding gains and losses on trading securities are included in earnings. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders’ equity until realized. As of September 30, 2006, the majority of Zebra’s investments and marketable debt securities are classified as available-for-sale. In addition, as of September 30, 2006, all of our investments and marketable debt securities with maturities greater than one year are classified as long-term in the balance sheet due to our ability and intent to hold them until maturity.

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

We reserve for estimated credit losses based upon historical experience and specific customer collection issues. Over the last three years, accounts receivable reserves varied from 0.6% to 2.1% of total accounts receivable. Accounts receivable reserves as of September 30, 2006, were $930,000, or 0.8% of the balance due. We feel this reserve level is appropriate considering the quality of the portfolio as of September 30, 2006. While credit losses have historically been within expectations and the provisions established, we cannot guarantee that our credit loss experience will continue to be consistent with historical experience.

On July 3, 2006, a Zebra reseller filed for bankruptcy protection. At the time of the filing, the reseller owed various Zebra subsidiaries a total of $12,065,000. The entire balance due to Zebra is guaranteed by a U.K. insurance company. Zebra has initiated a suit in the U.K. courts to enforce the guarantee. We believe full recovery is probable; therefore, no reserve has been recorded against the balance due.

Inventories

We value our inventories at the lower of the actual cost to purchase or manufacture using the first-in, first-out (FIFO) method, or the current estimated market value. We review inventory quantities on hand and record a provision for excess and obsolete inventory based on forecasts of product demand and production requirements for the subsequent twelve months.

Over the last three years, our reserves for excess and obsolete inventories have ranged from 10.0% to 13.1% of gross inventory. As of September 30, 2006, reserves for excess and obsolete inventories were $9,171,000, or 10.0% of gross inventory. We feel this reserve level is appropriate considering the quantities and quality of the inventories as of September 30, 2006.

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

If we believe that one or more of the above indicators of impairment have occurred, we measure impairment based on projected discounted cash flows using a discount rate that incorporates the risk inherent in the cash flows. Net intangible assets, long-lived assets and goodwill amounted to $158,901,000 as of September 30, 2006.

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

Stock-based Compensation

As of September 30, 2006, we had two stock-based compensation plans available for future grants. Prior to January 1, 2006, we accounted for these plans using the intrinsic value method in accordance with the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by SFAS No. 123, Accounting for Stock Based Compensation. Accordingly, we recognized no compensation cost as all options granted under these plans had grant prices equal to the market value of the underlying common stock on the date of grant and the number of shares was fixed.

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

New Accounting Pronouncement

In June 2006, the FASB issued Emerging Issues Task Force Issue No. 06-3 (EITF 06-3), How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation), which discusses taxes imposed on, and imposed concurrent with, a specific revenue-producing transaction between a seller and its customer. It requires entities to disclose, if significant, on an interim and annual basis for all periods presented: (a) the accounting policy elected for these taxes and (b) the amounts of the taxes reflected gross (as revenue) in the income statement. This Issue will become effective for Zebra during the first quarter of 2007. We do not expect it to have a material impact on our financial condition or results of operations.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. It does not require any new fair value measurements. This Statement will become effective for Zebra during the first quarter of 2007. We do not expect it to have a material impact on our financial condition or results of operations.

Significant Customer

ScanSource, Inc. is our most significant customer. Our net sales to ScanSource, an international distributor of Zebra product, as a percentage of total net sales were as follows:

	September 30, 2006	October 1, 2005
For the three months ended	17.0%	15.9%
For the nine months ended	16.5%	15.6%

No other customer accounted for 10% or more of total net sales during these periods.

Expectations

As stated on our quarterly conference call on November 1, 2006, we estimate net sales, gross profit margins, operating expenses, and earnings for the fourth quarter of 2006 as follows (in thousands, except per share amounts and percentages):

Fourth Quarter 2006
Net sales	$190,000 to $200,000
Gross profit margins	47.5% to 48.5%
Operating expenses	$54,000 to $56,500
Diluted earnings per share	$0.38 to $0.42

The effective tax rate is expected to be 34.5% of income before income taxes for the fourth quarter of 2006.

Safe Harbor

Forward-looking statements contained in this filing are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995 and are highly dependent upon a variety of important factors which could cause actual results to differ materially from those reflected in such forward looking statements. These factors include market acceptance of Zebra’s printer and software products and competitors’ product offerings and the potential effects of technological changes. They also include the effect of market conditions in North America and other geographic regions on our financial results. Profits will be affected by our ability to control manufacturing and operating costs. Because of a large investment portfolio, interest rate and financial market conditions will also have an impact on results. Foreign exchange rates will have an effect on financial results, because of the large percentage of our international sales. The outcome of litigation in which Zebra is involved, and particularly litigation or claims related to infringement of third party intellectual property rights, is another factor. Also, Zebra faces new regulations in the European Union that restrict the use of certain hazardous substances in electrical and electronic equipment. When used in this document and documents referenced herein, the words “anticipate,” “believe,” “estimate,” “will” and “expect” and similar expressions as they relate to Zebra or its management are intended to identify such forward-looking statements. We encourage readers of this report to review the “Risk Factors” portion of Zebra’s Form 10-K for the year ended December 31, 2005, and of this Form 10-Q for a further discussion of issues that could affect Zebra’s future results. Zebra undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes, except as discussed below, in Zebra’s market risk during the quarter ended September 30, 2006. For additional information on market risk, refer to the “Quantitative and Qualitative Disclosures About Market Risk” section of our Form 10-K for the year ended December 31, 2005.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

These regulations influence the design, components or operation of such products. New regulations and changes to current regulations are always possible and, in some jurisdictions, regulations may be introduced with little or no time to bring related products into compliance with these regulations. Zebra’s failure to comply with these regulations may prevent Zebra from selling our products in a certain country. In addition, these regulations may increase our cost of supplying the products by forcing us to redesign existing products or to use more expensive designs or components. In these cases, Zebra may experience unexpected disruptions in our ability to supply customers with products, or we may incur unexpected costs or operational complexities to bring products into compliance. This could have an adverse effect on Zebra’s revenues, gross profit margins and results of operations and increase the volatility of our financial results.

In January 2003, the European Union, (“EU”), issued two directives relating to chemical substances in electronic products. The Waste Electrical and Electronic Equipment Directive requires producers of electrical goods to pay for specified collection, recycling, treatment and disposal of past and future covered products. EU governments were required to enact and implement legislation that complies with this directive (such legislation together with the directive, the “WEEE Legislation”), and certain producers are to be financially responsible under the WEEE Legislation. The EU issued another directive that requires electrical and electronic equipment placed on the EU market after July 1, 2006, to be free of lead, mercury, cadmium, hexavalent chromium (above a threshold limit) and brominated flame retardants. EU governments were required to enact and implement legislation that complies with this directive (such legislation together with this directive, the “RoHS Legislation”). If we do not comply with these directives, we may suffer a loss of revenue, be unable to sell in certain markets and/or countries, be subject to penalties and enforced fees, and/or suffer a competitive disadvantage. Also, complying with these directives has presented additional complexities to manufacturing and operations which could result in adverse results. We cannot assure you that the costs to comply with these new laws, or with current and future environmental laws, will not have a material adverse effect on our results of operations, expenses and financial condition.

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

The planned retirement of Zebra’s chief executive officer could cause dislocations in management and changes in strategic direction. During the third quarter of 2006, we announced that Ed Kaplan, Zebra’s co-founder, chairman and chief executive officer, plans to retire as CEO following the recruitment of a successor CEO. This current period of transition and future change in leadership could result in changes in other senior and mid-level management personnel. Such changes could have an adverse affect on Zebra’s business. In addition, no assurances can be provided as to whether the successor CEO, who has yet to be named, will seek to change Zebra’s strategies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Treasury Shares

During the third quarter of 2006, Zebra purchased 116,800 shares of Zebra common stock. The repurchase was under a purchase authorization approved by the Board of Directors. In September 2005, the Board authorized the purchase of up to 2,500,000 shares of Zebra common stock. The purchase price is at management’s discretion, and there is no expiration on the authorization.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum number of shares that may yet be purchased under the program
September 2006 (August 27 – September 30)	116,800	$34.83	116,800	2,383,200

Item 6. Exhibits and Reports on Form 8-K

10.1	2006 Management Bonus Plan (management compensation plan) (incorporated by reference to Form 8-K filed on July 18, 2006)

10.2	Paxar Settlement Agreement (incorporated by reference to Form 8-K filed on September 19, 2006)

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZEBRA TECHNOLOGIES CORPORATION

Date: November 6, 2006	By:	/s/ Edward L. Kaplan
Edward L. Kaplan
Chief Executive Officer

Date: November 6, 2006	By:	/s/ Charles R. Whitchurch
Charles R. Whitchurch
Chief Financial Officer