Form 10-K
period 2006-12-31
ZEBRA TECHNOLOGIES CORP/DE
filed 2007-03-01
CIK 877212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from                                          to

Commission File Number 000-19406

Zebra Technologies Corporation

(Exact name of registrant as specified in its charter)

Delaware	36-2675536
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

333 Corporate Woods Parkway, Vernon Hills, IL	60061
(Address of principal executive offices)	(Zip Code)

(847) 634-6700

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on which Registered
Class A Common Stock, par value $.01 per share	The NASDAQ Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act). Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒   No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Securities Act) (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Act).
Yes ☐ No ☒

As of June 30, 2006, the aggregate market value of each of the registrant’s Class A Common held by non-affiliates was approximately $3,192,500,000. The closing price of the Class A Common Stock on June 30, 2006, as reported on the Nasdaq Stock Market, was $44.28 per share.

As of February 26, 2007, 68,940,433 shares of Class A Common Stock, par value $.01 per share, were outstanding.

Documents Incorporated by Reference

Certain sections of the registrant’s Notice of Annual Meeting of Stockholders and Proxy Statement for its Annual Meeting of Stockholders to be held on May 24, 2007 are incorporated by reference into Part III of this report.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

PART I

References in this document to “Zebra,” “we,” “us,” or “our” refer to Zebra Technologies Corporation and its subsidiaries, unless the context specifically states otherwise.

Safe Harbor

Forward-looking statements contained in this filing are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995 and are highly dependent upon a variety of important factors which could cause actual results to differ materially from those reflected in such forward looking statements. These factors include:

•                  Market acceptance of Zebra’s printer and software products and competitors’ product offerings and the potential effects of technological changes,

•                  The effect of market conditions in North America and other geographic regions,

•                  Our ability to control manufacturing and operating costs,

•                  Success of integrating acquisitions,

•                  Interest rate and financial market conditions because of our large investment portfolio,

•                  Foreign exchange rates due to the large percentage of our international sales,

•                  The outcome of litigation in which Zebra is involved, particularly litigation or claims related to infringement of third-party intellectual property rights, and

•                  New regulations in the European Union that restrict the use of certain hazardous substances in electrical and electronic equipment.

When used in this document and documents referenced, the words “anticipate,” “believe,” “estimate,” “will” and “expect” and similar expressions as they relate to Zebra or its management are intended to identify such forward-looking statements. We encourage readers of this report to review Item 1A, “Risk Factors,” in this report for further discussion of issues that could affect Zebra’s future results. Zebra undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this annual report.

Item 1.            Business

The Company

Zebra designs, manufactures and distributes specialty printing devices that print variable information on demand at the point of issuance. These devices are used worldwide by manufacturers, service organizations and governments for automatic identification, data collection and personal identification in applications that improve productivity, deliver better customer service and provide more effective security. Our product range consists of direct thermal and thermal transfer label and receipt printers, passive radio frequency identification (RFID) printer/encoders, dye sublimation card printers and digital photo printers. We also sell a comprehensive range of specialty supplies consisting of self-adhesive labels, thermal transfer ribbons, thermal printheads, batteries and other accessories, including software for label design and printer network management. On January 25, 2007, we acquired WhereNet Corp., which added active RFID systems to our product portfolio, and which is discussed separately at the end of this Item 1, “Business.”

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

Applications for our printing technology span most industries and geographies. They include inventory control, small package delivery, baggage handling, automated warehousing, JIT (Just-In-Time) manufacturing, employee time and attendance records, file management systems, hospital information systems, medical specimen labeling, shop floor control, in-store product labeling, employee ID cards, driver’s licenses, and access control systems. As of December 31, 2006, management estimates that Zebra has sold over 5,700,000 printers to users in approximately 100 countries.

Our active RFID solutions are designed to locate, track and manage enterprise assets. We provide integrated wireless Real Time Locating Systems (RTLS) to companies primarily in the industrial manufacturing, transportation and logistics, and aerospace and defense sectors. These systems encompass wireless tags, fixed-position antennas in addition to middleware, application software, and services for project management, maintenance and support.

We believe competitive forces on businesses worldwide to strengthen security, reduce costs, improve quality, deliver better customer service, and increase productivity, support the adoption of bar code, passive and active RFID and specialty printing applications because these technologies deliver significant and predictable economic benefits. Industry-mandated compliance requirements for bar code labeling and RFID tagging are also important catalysts in the deployment of these systems. We also believe that companies are adopting automatic identification systems that incorporate barcoding and RFID for business improvement applications. Many of these applications make increasing use of enterprise-wide resource planning (ERP) and other process improvement systems in manufacturing and service organizations. Greater emphasis on supply chain management, the drive to reduce errors in healthcare, and heightened concern over safety and security will lead to increased use of automatic identification systems. Still other applications are taking advantage of recent advances in wireless and hand-held computing technologies.

Concern for safety and security and personal identification contribute to demand for our card printer products. This concern has heightened interest in systems that provide personal identification and access control, including secure ID systems for driver’s licenses, employee and visitor badges, national identification cards, event passes, club membership cards and keyless entry systems.

Zebra Technologies Corporation was incorporated as an Illinois Corporation in 1969. We became a Delaware corporation in 1991 in connection with its initial public offering, which we completed in August 1991. We currently remain organized under the laws of the State of Delaware, and our principal offices are located at 333 Corporate Woods Parkway, Vernon Hills, Illinois 60061. Our main telephone number is (847) 634-6700 and our primary Internet Web site address is www.zebra.com. You can find all of Zebra’s filings with the SEC free of charge through the investor page on this Web site, immediately upon filing.

Products

Our printers are used to produce bar code labels, passive RFID “smart” labels, receipts, wristbands and tags, plastic cards, and photographs. We also sell related specialty labeling materials, thermal ink ribbons, and bar code label design and network management software. These products are used to provide bar code labeling, personal identification, and specialty printing solutions principally in the manufacturing supply chain, retail, healthcare and government sectors of the economy. We work closely with distributors, resellers, kiosk manufacturers and end users of our products to design and implement printing solutions that meet their technical demands. To achieve this flexibility, we provide our customers with a broad selection of printer models, each of which can be configured for a specific application. Additionally, we will select and, if necessary, create appropriate labeling stock, ink ribbons and adhesives to suit a particular application. In-house engineering personnel in software, mechanical, electronic and chemical engineering participate in the creation and development of printing solutions for particular applications.

Sales of hardware (printers and replacement parts) and supplies were as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004
Hardware	$578,002	$540,679	$518,556
Percent of sales	76.1	77.0	78.2
Supplies	$150,709	$129,183	$116,877
Percent of sales	19.8	18.4	17.6

Label and Receipt Printers

We produce the industry’s broadest range of rugged, on-demand thermal transfer and direct thermal printers. Our printing systems include hundreds of optional configurations that can be selected to meet particular customer needs. We believe this breadth of product is a unique and significant competitive strength, because it allows Zebra to satisfy the widest variety of thermal printing applications.

Of the major printing technologies, which include ink jet, laser and impact dot matrix, management believes that direct thermal and thermal transfer technologies are best suited for most bar code labeling applications. Thermal transfer printing produces dark, solid blacks and sharply defined lines that are important for printing readily scannable bar codes. These images can be printed on a wide variety of labeling materials, which enable users to affix bar code labels to virtually any object. This capability is very important in the industrial and service sectors Zebra serves. Direct thermal printing is best suited where ease of use, smaller size and cost are important factors in the application. Accordingly, this technology is found principally in Zebra’s mobile and desktop units.

As of December 31, 2006, we offered 42 bar code printer models with numerous variations, including:

Performance Tabletop Printers. Zebra produces high-end printers targeted at applications requiring continuous operation in high output, mission-critical and industrial settings. These units provide a wide variety of optional configurations, features, print widths, speeds and dot densities. We offer four models under the XiIII Plus Series line. List prices range from $2,995 to $7,495.

RFID Printer/Encoders. Zebra manufactures and markets a growing line of printer/encoders used for high frequency (HF) and ultra-high frequency (UHF) radio frequency identification (RFID) in the retail supply chain, for defense logistics, and other applications. These units are used to print and encode “smart labels” in a single pass. Smart labels are printable labels embedded with an ultra-thin radio frequency transponder. Information encoded in these transponders can then be read and modified by a radio frequency reader. Zebra offers five RFID and two RFID-ready printer/encoders, which have list prices from $1,695 to $6,995.

Mid-Range Tabletop Printers. We offer five printer models designed for demanding commercial applications. These units offer a range of configurations and features designed to optimize price and performance. Products in this category include the Zebra Stripe®, S4M, 105SI and the popular Z Series printers. List prices range from $1,145 to $3,490.

Desktop Printers. Applications with lower volume or space restrictions suit Zebra’s desktop printers. We currently offer 10 desktop models consisting of direct thermal and thermal printers in two- and four-inch widths. List prices range from $395 to $895.

Mobile Printers. Zebra makes nine mobile printer models, which offer durability, light weight and the industry’s highest levels of secure wireless connectivity. These printer models come in two-, three- and four-inch widths and are marketed under the Cameo, QL, MZ and RW lines. List prices range from $450 to $1,095.

Print Engines. Zebra’s PAX print engines are sold to manufacturers and integrators of high-speed automatic label applicator systems and are available with or without RFID smart label capabilities.

Kiosk and TicketPrinters. Zebra also supplies seven thermal receipt, ticket and document printers for use in kiosks and other unattended printing applications. Zebra’s Swecoin print engines are sold to systems integrators to incorporate into kiosks and other unattended printing applications. They are available in a variety of models with widths from two to eight inches.

In addition to their use in on-demand automatic identification applications, our thermal printers can also be used for on-site batch production of custom bar code labels and other graphics. This capability results in shorter lead times, reduced inventory, and more flexibility than can be provided with traditional off-site printing.

Card Printers

Zebra makes 10 card printer models for printing national identity cards, driver’s licenses, employee identification badges, smart cards, on-demand access control cards, gift cards and customer loyalty cards. These cards can typically be printed in seconds for less than one dollar each. Users can select from a number of printer options, including monochrome and color printing, single- and two-sided printing, lamination, and magnetic stripe and smart card encoding. Bar codes, smart chips and magnetic stripe encoding can be used to record such personal data as health records, financial transactions, security access codes and vital statistics. From the middle of 2006, all Zebra color card printers are “i-Series” card printers, which incorporate features that automatically optimize printer settings for a given ribbon. The list prices for all of Zebra’s card printers range from $1,995 to $7,995.

Photo Printers

Digital photo printing is an extension of our core thermal printing technology. With the November 2003 acquisition of Atlantek we began producing digital photo printers; we currently manufacture two printers jointly developed with and marketed by Eastman Kodak. Our high-speed thermal photo printer is designed to work as part of a photo kiosk or a standalone in professional photography applications. We currently sell this printer on an OEM basis to Eastman Kodak, which incorporates the printer into Kodak photo kiosks and markets the standalone version as the Kodak Professional 9810 Digital Photo Printer.

Supplies

Supplies products consist of stock and customized thermal labels, wristbands, smart labels and tags, plastic cards, card laminates and thermal transfer ribbons. Zebra promotes the use of genuine Zebra brand supplies with its equipment.

Zebra fully supports its printers, resellers and end users with an extensive line of superior quality, high performance supplies optimized to a particular user’s needs. Supplies are chosen in consultation with the reseller and end user based on the specific application, printer and environment in which the labeling system must perform. In the case of bar code labeling solutions, supplies also include proprietary ribbon and label formulations that are designed to maximize bar code decoding and printer performance while meeting the most demanding end user application performance criteria. Factors such as adhesion, resistance to scratches, smudges and abrasion, and chemical and environmental exposures are all taken into account when selecting the type of ribbon and labeling materials. The use of supplies that are not carefully matched to specific printers can degrade bar code decoding rates, print speed and print quality.

Software

Zebra has specialized printer management, label design and driver solutions to help unlock the full potential of Zebra printers. The ZebraLink Solutions suite of networking, software, firmware, and printer management products is designed for ease of integration and use, from small business to enterprise supply chain applications. Our goal is to provide software that enables high levels of functionality to all major computer network and software systems. Network systems include Ethernet, 802.11b/g with advanced securities and Bluetooth™ wireless systems. Operating systems include Windows, UNIX, Linux and various IBM systems

The ZebraNet Bridge Enterprise printer management application enables organizations to efficiently deploy, manage and monitor Zebra printers from a single location. Leveraging the powerful printer management features built into many Zebra printers and Zebra print servers, ZebraNet Bridge Enterprise delivers real-time printer error and status notifications for maximum up-time performance. Easy to use and flexible tools within the program allow system administrators to create highly manageable printer groups for real-time control and monitoring of Zebra printers on their network.

Label design and integration software is specifically designed to optimize the performance of Zebra bar code label printers. Since introducing the label design and printer configuration tools ZebraDesigner™ and ZebraDesigner™ Pro in 2005, the product line has been enhanced with the release of ZebraDesigner™ for XML, offering integration capabilities with XML based enterprise applications. Zebra also continues to offer BAR-ONE for mySAP® Business Suite for users of the SAP® ERP system. To facilitate using Zebra printers with a broad range of software applications, Zebra offers Windows printer drivers designed to optimize the printer experience.

In 2006, Zebra began offering a Unicode based Global Printing Solution for the industrial and high performance Xi Series, 105SL, Z4mplus/Z6mplus and PAX print engines. The Zebra Global Printing Solution lets the printer automatically output any language, with no need for the operator to select the language, font, codepage or otherwise adjust the printer.

Also released in 2006 were additions to Zebra’s family of XML enabled printing solutions. Zebra’s award winning QL Plus and RW Series mobile printers now offer XML direct connect printing capabilities as a standard feature.

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

Warranties

All Zebra printing equipment is warranted against defects in material and workmanship for up to one year. Printheads are warranted for six months, and batteries are warranted for three months. Zebra supplies are warranted against defects in material and workmanship for their stated shelf life or twelve months, whichever ends first. Defective equipment and supplies may be returned for repair, replacement or refund during the applicable warranty periods.

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

Zebra also sells radio frequency identification (RFID) printer/encoders that can encode data into passive RFID transponders embedded in direct thermal or thermal transfer printable labels. These “smart labels” are finding growing acceptance in commercial and military supply chain management, as well as many closed-loop proprietary tracking applications. Zebra-manufactured printer/encoders and smart labels support both HF (13.56 MHz) and UHF (860-960 MHz) applications for RFID.

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

We functionally classify our direct VARs as Premier Partners, Advanced Partners, or Associate Partners, depending on their business competencies, depth and breadth of their sales teams, customer support capabilities, contributions to Zebra’s strategic goals and sales commitment to Zebra. In addition, we offer VARs the opportunity to earn certifications for mobile/wireless printers, supplies, services and radio frequency identification (RFID) products in vertical markets. We also sell through distributors, which in turn sell to an extended VAR community. All VARs, as well as OEMs and systems integrators, provide customers with a variety of automatic identification components including scanners, accessories, applications software and systems integration expertise, and, in the case of some OEMs, resell the Zebra-manufactured products under their own brands as part of their own product offering. We believe that the breadth of this indirect channel network, both in terms of variety and geographic scope, enhances our ability to compete.

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

Sales to international customers as a percent of net sales were as follows:

	Year Ended December 31,
	2006	2005	2004
Percent of sales	50.0	48.5	45.8

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

Customers

Zebra has sold over 5,700,000 bar code label and card printers to customers in about 100 countries as of December 31, 2006.

ScanSource, Inc., is our most significant customer. Our net sales to ScanSource, an international distributor of Zebra product, as a percent of total net sales, were as follows:

	Year Ended December 31,
	2006	2005	2004
Percent of sales	16.7	15.6	14.1

No other customer accounted for 10% or more of total net sales during these years.

Production and Manufacturing

We design our products to optimize product performance, quality, reliability, durability and versatility. These designs combine cost-efficient materials, sourcing and assembly methods with high standards of workmanship. We assemble our products in-house largely on a configure-to-order basis using components that have been sourced from around the world. We have the in-house capability to produce mechanical assemblies and design many of our own tools, fixtures and test equipment. Often, our manufacturing and test engineers coordinate the development of new products with our new product engineers and vendors. This collaboration increases manufacturing efficiency by specifying and designing manufacturing processes and facilities simultaneously with product design.

We buy prefabricated component parts and subassemblies for use in the manufacture of our products. Critical subassemblies include printheads, printed circuit board assemblies, power supplies, integrated circuits, and stepper motors, which are obtained from domestic and foreign suppliers at competitive prices. Purchase contracts provide for price increases only in the event of certain increases in the costs of raw materials. Zebra typically experiences significant variance in demand thus carries inventory and partners with key suppliers to deal with the variation.

Research and Development

Zebra had research and development expenditures as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004
Research and development expenditures	$48,959	$47,359	$38,609
Percent of sales	6.4	6.7	5.8

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

We face competition in one or more of our product lines from many competitors, including the following (listed in alphabetical order): Altech; Argox; Canon; CIM; Cognitive Solutions, a subsidiary of Axiohm Transaction Solutions; ColorX; Copal; Datacard; Datamax, a unit of Dover Corporation; Evolis; Fargo Electronics; Fuji; Godex; Hewlett-Packard; Hitachi; Intermec Technologies; Lexmark International; LogickaComp; MagiCard; Matica; Microcom; Mitsubishi; NBS; Nisca; Olmec; O’Neil Product Development; Olympus; Paxar; Polaroid; Printronix; Sato; Shinko; Song Woo Electronics; Sony; Taiwan Semiconductor; Tokyo Electric Company; Victor Data Systems; Woosim; and Xerox. Competition in the kiosk arena is vast. A few of the competitors we face include Custom Engineering, Star Micronics, Epson, Citizen, Boca Systems and Practical Automation.

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

Intellectual Property Rights

Zebra relies on a combination of trade secrets, patents, employee and third party nondisclosure agreements, copyright laws and contractual rights to establish and protect its proprietary rights in its products. We have and actively protect several domestic and international trademarks. We hold 252 United States and foreign patents and have 225 United States and foreign patent applications pending pertaining to products. The duration of these patents ranges from 14 to 20 years. The expiration of any individual patent would not have a significant negative impact on our business.

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

During 2006, we acquired patents as a result of a payment for the settlement of a lawsuit with Paxar Americas, Inc. A portion of this settlement was applied to future use of patents. This portion of the settlement has been recorded as intangibles and will be amortized over the estimated useful lives of the patents, which range from 4 to 7 years. In some cases, the useful lives may be less than the patent lives. See Note 16 to the Notes to the Consolidated Financial Statements included in this Form 10-K for further discussion of the settlement.

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

WhereNet Acquisition

On January 25, 2007, we extended our automatic identification technology portfolio by acquiring WhereNet Corp., a provider of active radio frequency identification (RFID) based wireless solutions to track and manage enterprise assets, for $126 million in cash. Headquartered in Santa Clara, CA, WhereNet provides integrated wireless Real Time Locating Systems (RTLS) to companies primarily in the industrial manufacturing, transportation and logistics, and aerospace and defense sectors. These systems help companies locate and track high-value assets using battery-powered wireless tags, fixed-position antennas and Web-enabled software. They are employed in parts replenishment, vehicle inventory tracking, truck yard management, marine cargo tracking, and work-in-process tracking, among many other applications.

WhereNet’s solutions encompass hardware, middleware, application software, and services for project management, maintenance and support. Hardware consists primarily of proprietary battery-powered RFID transponders and various reading devices. Manufacturing of these products are accomplished by third-party contract manufacturers. Middleware, application software and services are designed and delivered by WhereNet personnel. Sales and service are made on a direct basis through contracts with end-user customers, in addition to follow-on sales of transponders and support services

Active RFID technology is the basis on which WhereNet solutions are designed and built. Several companies compete with WhereNet employing multiple technologies aimed at optimizing the performance of supply chain, asset tracking and logistics networks. These technologies include passive RFID, other active RFID platforms, GPS-based technologies, WiFi-based technologies, and software platforms. Competing wireless location and RFID-focused companies include Aeroscout Inc., Ekahau Inc., I.D. Systems Inc., Identec Solutions, Intermec Inc., and RF Code Inc. Larger, diversified companies competing with WhereNet include Cisco Systems Inc., Lockheed Martin Corp., Roper Industries Inc., Siemens AG, and Motorola Inc.

Employees

As of February 23, 2007, Zebra employed approximately 2,800 persons. None of these employees is a member of a union. We consider our employee relations to be very good.

Additional Information

For financial information regarding Zebra, see Zebra’s Consolidated Financial Statements and the related Notes, which are included in this Annual Report on Form 10-K. Zebra has a single reportable segment for all of our operations and products. Financial information about geographic areas is found in Note 17 to the Consolidated Financial Statements.

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

Zebra may acquire or make investments in other businesses, technologies, services or products. For example, it acquired WhereNet Corp. (“WhereNet”), in January 2007. The process of integrating any acquired business, technology, service or product into operations may result in unforeseen operating difficulties and expenditures. An acquisition may present business issues which are new to Zebra. Integration of an acquired company also may consume considerable management time and attention, which could otherwise be available for ongoing development of the business. The expected benefits of any acquisition may not be realized. Moreover, Zebra may be unable to identify, negotiate or finance future acquisitions successfully. Future acquisitions could result in potentially dilutive issuances of equity securities or the incurrence of debt, contingent liabilities or amortization expenses. To the extent that a proposed acquisition is not consummated, Zebra may be required to write off certain costs associated with the acquisition, which could be significant.

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

Zebra is vulnerable to the potential difficulties associated with the rapid increase in the complexity of its business.  Zebra has grown rapidly over the last several years through domestic and international growth and acquisitions.  This growth has caused increased complexities in the business.  We believe our future success depends in part on our ability to manage our rapid growth and increased complexities of our business and the demands from increased responsibility on our management personnel.  The following factors could present difficulties to us:

•                  Manufacturing an increased number of products;

•                  Increased administrative and operational burden;

•                  Maintaining and improving information technology infrastructure to support growth;

•                  Increased logistical problems common to complex, expansive operations; and

•                  Managing increasing international operations.

If we do not manage these potential difficulties successfully, our operating results could be adversely affected.  In addition, we may have difficulties managing associated increased costs, which could adversely affect our operating margins.

Zebra sources some of its component parts from sole source suppliers.

A disruption in the supply of such component parts could have a material adverse effect on our operations and financial results. In particular, a key microprocessor used in Zebra products has been the subject of patent litigation against the manufacturer. While Zebra expects the manufacturer to prevail, an adverse result is such proceedings could have a material adverse effect on Zebra’s financial results.

Infringement by Zebra or Zebra suppliers on the proprietary rights of others could put Zebra at a competitive disadvantage, and any related litigation could be time consuming and costly.

Third parties may claim that Zebra or Zebra suppliers violated their intellectual property rights. To the extent of a violation of a third party’s patent or other intellectual property right, Zebra may be prevented from operating its business as planned, and may be required to pay damages, to obtain a license, if available, or to use a non-infringing method, if possible, to accomplish its objectives. Any of these claims, with or without merit, could result in costly litigation and divert the attention of key personnel. If such claims are successful, they could result in costly judgments or settlements. Also, as new technologies emerge, such as RFID, the intellectual property rights of parties in such technologies can be uncertain. As a result, products involving such technologies may have higher risk of claims of infringement of the intellectual proprietary rights of third parties.

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

Zebra may incur liabilities as a result of product failures due to actual or apparent design or manufacturing defects.

Zebra may be subject to product liability claims, which could include claims for property or economic damage or personal injury, in the event our products present actual or apparent design or manufacturing defects. Such design or manufacturing defects may occur not only in Zebra’s own designed products but also in components provided by third party suppliers. A Zebra supplier has in the past provided us with defective lithium-ion battery packs which were subject to a product recall. Zebra generally has insurance protection against property damage and personal injury liabilities and also seeks to limit such risk through product design, manufacturing quality control processes, product testing and contractual indemnification from suppliers. However, due to the large and growing size of Zebra’s installed printer base, a design or manufacturing defect involving this large installed printer base could result in product recalls or customer service costs that could have material adverse effects on Zebra’s financial results.

The planned retirement of Zebra’s chief executive officer could cause dislocations in management and changes in strategic direction.  During the third quarter of 2006, we announced that Edward L. Kaplan, Zebra’s co-founder, chairman and chief executive officer, plans to retire as CEO following the recruitment of a successor CEO. This current period of transition and future change in leadership could result in changes in other senior and mid-level management personnel. Such changes could have an adverse affect on Zebra’s business. In addition, no assurances can be provided as to whether the successor CEO, who has yet to be named, will seek to change Zebra’s strategies.

Zebra’s equipment is subject to U.S. and foreign regulations that pertain to electrical and electronic equipment, which may materially adversely affect Zebra’s business.

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

In January 2003, the European Union, (“EU”), issued two directives relating to chemical substances in electronic products. The Waste Electrical and Electronic Equipment Directive requires producers of electrical goods to pay for specified collection, recycling, treatment and disposal of past and future covered products. EU governments were required to enact and implement legislation that complies with this directive (such legislation together with the directive, the “WEEE Legislation”), and certain producers are to be financially responsible under the WEEE Legislation. The EU issued another directive that requires electrical and electronic equipment placed on the EU market after July 1, 2006, to be free of lead, mercury, cadmium, hexavalent chromium (above a threshold limit) and brominated flame retardants. EU governments were required to enact and implement legislation that complies with this directive (such legislation together with this directive, the “RoHS Legislation”). We are currently in compliance; however, if we do not comply with these directives, we may suffer a loss of revenue, be unable to sell in certain markets and/or countries, be subject to penalties and enforced fees, and/or suffer a competitive disadvantage. Also, complying with these directives has presented additional complexities to manufacturing and operations which could result in adverse results. We cannot assure you that the costs to comply with these new laws, or with current and future environmental laws, will not have a material adverse effect on our results of operations, expenses and financial condition.

Added risks are associated with our international operations which may have a material adverse effect on Zebra’s business.

Zebra has significant overseas operations, notably in the U.K., Middle East and Africa, Latin America and Asia-Pacific, including, in particular, an increasing presence in China, which present added risks that may materially adversely affect the financial results and condition of Zebra. These risks include the following:

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

Future success of Zebra is substantially dependent on the continued service and continuing contributions of senior management and other key personnel. The loss of the service of any executive officer or other key employees could adversely affect business. Zebra maintains minimal key man life insurance policies on its co-founders.

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

Item 1B.         Unresolved Staff Comments

Not applicable.

Item 2.            Properties

Zebra’s corporate headquarters are located in Vernon Hills, Illinois, a northern suburb of Chicago. Zebra conducts its operations from a custom-designed facility at this location, which provides approximately 225,000 square feet of space. Approximately 113,000 square feet have been allocated to office and laboratory functions and 112,000 square feet to manufacturing and warehousing. This facility was constructed in 1989 and expanded in 1993, 1995, 1996 and 1999. It is owned and leased to Zebra under a lease terminating on June 30, 2014, by Unique Building Corporation, a corporation owned by Edward Kaplan and Gerhard Cless, both executive officers and directors of Zebra.

Zebra’s principal facilities as of December 31, 2006, are listed below:

	Square Footage
Location	Manufacturing, Production & Warehousing	Administrative, Research & Sales	Total	Lease Expires
Vernon Hills, Illinois, USA	111,676	113,429	225,105	June 2014
Vernon Hills, Illinois, USA	—	34,000	34,000	February 2008
Camarillo, California, USA	97,921	72,156	170,077	Owned by Zebra
Warwick, Rhode Island, USA	24,516	75,324	99,840	April 2009
Greenville, Wisconsin, USA	45,000	5,000	50,000	February 2018
Otay Mesa, California, USA	25,100	4,900	30,000	February 2008
McAllen, Texas, USA	15,500	2,500	18,000	September 2011
Heerenveen, The Netherlands	48,427	46,145	94,572	March 2025
High Wycombe, UK	—	24,700	24,700	October 2018
Preston, UK	30,450	8,600	39,050	Owned by Zebra
Total	398,590	386,754	785,344

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

Item 3.            Legal Proceedings

See Note 16 in the Notes to the Consolidated Financial Statements included in this Form 10-K.

Item 4.            Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.            Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Information: Price Range and Common Stock

Our Class A Common Stock is traded on the NASDAQ Stock Market under the symbol ZBRA. The following table shows the high and low trade prices for each fiscal quarter in 2006 and 2005, as reported by the NASDAQ Stock Market.

2006	High	Low	2005	High	Low
First Quarter	$47.97	$42.16	First Quarter	$56.90	$44.53
Second Quarter	45.39	32.41	Second Quarter	48.67	39.60
Third Quarter	36.60	29.23	Third Quarter	47.58	34.88
Fourth Quarter	37.74	33.98	Fourth Quarter	46.66	36.65

Source: The NASDAQ Stock Market

At February 26, 2007, the last reported price for the Class A Common Stock was $41.79 per share, and there were 372 registered stockholders of record for the Company’s Class A Common Stock. In addition, we had approximately 17,000 stockholders who owned Zebra stock in street name.

Dividend Policy

Since our initial public offering in 1991, we have not declared any cash dividends or distributions on our capital stock. Zebra currently intends to retain its earnings to finance future growth and therefore does not anticipate paying any cash dividends in the foreseeable future.

Treasury Shares

During 2006, Zebra purchased 2,080,911 shares of common stock. The repurchase was under a purchase authorization approved by the Board of Directors. In September 2005, the Board authorized the purchase of up to 2,500,000 shares of common stock. The purchase price is at management’s discretion, and there is no expiration on the authorization. During 2006, Zebra purchased shares as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum number of shares that may yet be purchased under the program
September 2006 (August 27 — September 30)	116,800	$34.83	116,800
October 2006 (October 1 — October 28)	329,111	36.09	329,111
November 2006 (October 29 — November 25)	—	—	—
December 2006 (November 26 — December 31)	1,635,000	34.85	1,635,000
Total	2,080,911	$35.04	2,080,911	419,089

See Item 12 for information related to Zebra’s equity compensation plans.

STOCK PERFORMANCE GRAPH

The graph depicted below compares the cumulative annual change since December 31, 2001, of the total stockholder return on Zebra Technologies Corporation Class A Common Stock with the cumulative total return on the following published indices: (i) the Hemscott Industry Group 815 (Computer Peripherals) Index(1) and (ii) the NASDAQ Composite Market Index, during the same period.  This comparison assumes that $100 was invested in each of the Company’s Class A Common Stock, the stocks comprising the Hemscott Industry Group 815 Index, and the stocks comprising the NASDAQ Composite Market Index, on December 31, 2001, and assumes that all dividends were reinvested at the end of the month in which they were paid.

(1).     Hemscott, Inc. (formerly CoreData LLC and Media General Financial Services) publishes the Hemscott Industry Group 815 (Computer Peripherals) Index. The index is comprised of the following companies: Acme Packet Inc., Astro-Med Inc., AU Optronics Corp. ADS, Avocent Corp., Creative Technology Ltd., Electronics For Imaging, Emulex Corp., Evand & Sutherland Computer Corp., Foundry Networks Inc., Global Imaging Systems Inc., Hauppage Digital Inc., iCAD Inc., Immersion Corp., InFocus Corp., Intermec Inc., Interphase Corp., Key Tronic Corp., Lantronix Inc., Lexmark International Inc., Logitech International SA ADR, Media Sciences International Inc., Mercury Computer Systems Inc., MTS Medication Technologies Inc., Nice Systems Ltd. ADR, O2Micro International Ltd., Opnet Technologies Inc., Planar Systems Inc., Printronix Inc., Radcom Ltd., RadiSys Corp., Rimage Corp., SBE Inc., SCM Microsystems Inc., Secure Computing Corp., Stratasys Inc., Symbol Technologies Inc., Top Image Systems Ltd., Transact Technologies Inc., Universal Display Corp., Video Display Corp., Wave Systems Corp. Cl. A, and Zebra Technologies Corporation.

Comparison of Five-Year Cumulative Total Return
of Zebra Technologies Corporation, the Hemscott Industry Group Index
and the NASDAQ Composite Market Index

	2001	2002	2003	2004	2005	2006
Zebra Technologies Corporation	$100.00	$103.22	$179.26	$227.89	$173.51	$140.87
Hemscott Industry Group Index	100.00	74.88	128.77	131.65	113.78	124.42
NASDAQ Composite Market Index	100.00	69.75	104.88	113.70	116.19	128.12

Item 6.            Selected Consolidated Financial Data

CONSOLIDATED STATEMENTS OF EARNINGS DATA
(In thousands, except per share amounts)

	Year Ended December 31,
	2006		(1) 2005	(1) 2004	(1) 2003		(1) 2002
Net sales	$759,524		$702,271	$663,054	$536,397		$475,611
Cost of sales	401,104		348,851	320,951	264,564		245,929
Gross profit	358,420		353,420	342,103	271,833		229,682
Total operating expenses	277,991	(2)	207,392	175,494	150,882		135,806
Operating income	80,429		146,028	166,609	120,951		93,876
Income before income taxes and cumulative effect of accounting change	101,642		160,282	176,084	127,725		102,981
Income before cumulative effect of accounting change	69,627		106,184	115,141	86,357		66,464
Cumulative effect of accounting change	1,319	(3)	—	—	—		—
Net income	$70,946		$106,184	$115,141	$86,357		$66,464

Earnings per share before cumulative effect of accounting change
Basic	$0.99		$1.49	$1.61	$1.22	(4)	$0.95	(4)
Diluted	$0.98		$1.47	$1.59	$1.21	(4)	$0.95	(4)

Earnings per share
Basic	$1.01		$1.49	$1.61	$1.22	(4)	$0.95	(4)
Diluted	$1.00		$1.47	$1.59	$1.21	(4)	$0.95	(4)

Weighted average shares outstanding
Basic	70,516		71,364	71,556	70,647	(4)	69,678	(4)
Diluted	70,956		72,000	72,398	71,495	(4)	70,305	(4)

CONSOLIDATED BALANCE SHEET DATA
(In thousands)

	December 31,
	2006	2005	2004	2003	2002
Cash and cash equivalents and investments and marketable securities (current and long-term)	$559,189	$544,239	$557,993	$447,848	$348,577
Working capital	404,836	680,554	665,062	535,816	427,676
Total assets	963,142	918,415	868,044	706,530	578,701
Long-term obligations (5)	9,969	7,709	4,011	2,853	1,613
Stockholders’ equity	877,681	857,972	803,893	657,557	539,768

(1)          Amounts have been restated to reflect the adoption of SFAS No. 123(R), Share-Based Payment, using the modified retrospective approach. See Note 2 in the Notes to the Consolidated Financial Statements included in this Form 10-K.

(2)          Includes litigation settlement of $53,392,000 and insurance receivable reserve of $12,543,000. See Note 16 in the Notes to the Consolidated Financial Statements included in this Form 10-K for further discussion of the settlement.

(3)          Relates to the estimation of forfeitures on prior year compensation expense outstanding at the adoption date of SFAS No. 123(R), Share-Based Payment. See Note 3 in the Notes to the Consolidated Financial Statements included in this Form 10-K.

(4)          Restated for 3-for-2 stock splits in 2003 and 2004 that were paid in the form of 50% stock dividends.

(5)          Long-term obligations include deferred compensation and unearned revenue. See Note 18 in the Notes to the Consolidated Financial Statements included in this Form 10-K for further discussion of the Deferred Compensation Plan.

Item 7.            Management’s Discussion and Analysis of Financial Condition and Results of Operations

Sales for the fourth quarter of 2006 were up a strong 17.1% from the prior year, reaching a record of $209,903,000. Particularly encouraging was the strong growth in North America, which had its best performance in two years, up 15.8% from the prior year comparable period. Lower gross margins were the result of manufacturing variances caused partially by the lingering effects the RoHS Legislation, which mandated that we convert our products to comply with the RoHS Legislation by its mid-2006 deadline (the “RoHS Conversion”). Variances also resulted from three facility moves during the quarter, as we opened a new supplies converting operation in Texas and moved into larger converting facilities in Wisconsin and California; all of which increased manufacturing capacity. Higher operating expenses resulting from the Swecoin acquisition, consulting expenses, the costs of radio certifications, advertising costs, and increases to bad debt reserves reduced operating margins. Fourth quarter operating expenses also include a 100% reserve for an insurance receivable.

Sales for the full year increased by 8.2% over 2005, with North American growth holding in the mid single digits until the fourth quarter. International sales, particularly in Europe, were stronger and generally more consistent throughout most of the year. Gross margin was down from 2005 by 3.1 points with first half results being affected by mix and pricing and second half by manufacturing variances which were, in part, the result of the RoHS Conversion previously mentioned. The company continued to add sales and marketing staff to support its sales growth with a resulting increase in operating expenses. In addition, we settled a large patent litigation in the third quarter and reserved for an insurance receivable in the fourth quarter. The combined impact of these two events was approximately $65,935,000 of expense.

Results of Operations: Fourth Quarter of 2006 versus Fourth Quarter of 2005, Year ended December 31, 2006 versus Year ended December 31, 2005

Sales

Sales by product category, percent change, and percent of total sales for the three months and year ended December 31, 2006, and December 31, 2005, were (in thousands, except percentages):

	Three Months Ended December 31,		Percent	Percent of	Percent of
Product Category	2006	2005	Change	Total Sales - 2006	Total Sales - 2005
Hardware	$163,081	$137,803	18.3	77.7	76.9
Supplies	38,578	33,581	14.9	18.4	18.7
Service and software	6,954	6,202	12.1	3.3	3.5
Shipping and handling	1,610	833	93.3	0.8	0.4
Cash flow hedging activities	(320)	875	NM	(0.2)	0.5
Total sales	$209,903	$179,294	17.1	100.0	100.0

	Year Ended December 31,		Percent	Percent of	Percent of
Product Category	2006	2005	Change	Total Sales - 2006	Total Sales - 2005
Hardware	$578,002	$540,679	6.9	76.1	77.0
Supplies	150,709	129,183	16.7	19.8	18.4
Service and software	25,664	25,217	1.8	3.4	3.6
Shipping and handling	6,022	5,575	8.0	0.8	0.8
Cash flow hedging activities	(873)	1,617	NM	(0.1)	0.2
Total sales	$759,524	$702,271	8.2	100.0	100.0

Sales to customers by geographic region, percent changes and percent of total sales for the three months and year ended December 31, 2006, and December 31, 2005, were (in thousands, except percentages):

	Three Months Ended December 31,		Percent	Percent of	Percent of
Geographic Region	2006	2005	Change	Total Sales - 2006	Total Sales - 2005
Europe, Middle East and Africa	$73,109	$59,942	22.0	34.8	33.4
Latin America	13,854	12,923	7.2	6.6	7.2
Asia-Pacific	18,054	15,867	13.8	8.6	8.8
Total International	105,017	88,732	18.4	50.0	49.4
North America	104,886	90,562	15.8	50.0	50.6
Total sales	$209,903	$179,294	17.1	100.0	100.0

	Year Ended December 31,		Percent	Percent of	Percent of
Geographic Region	2006	2005	Change	Total Sales - 2006	Total Sales - 2005
Europe, Middle East and Africa	$260,125	$230,365	12.9	34.2	32.8
Latin America	53,619	46,878	14.4	7.1	6.7
Asia-Pacific	65,960	62,974	4.7	8.7	9.0
Total International	379,704	340,217	11.6	50.0	48.5
North America	379,820	362,054	4.9	50.0	51.5
Total sales	$759,524	$702,271	8.2	100.0	100.0

Ongoing strength in international territories, with notable growth in Latin America of 14.4% for 2006 and Europe, Middle East and Africa (EMEA) of 12.9% for the full year and 22% for the fourth quarter, and a material improvement in North American sales in the fourth quarter helped drive overall sales growth in 2006. For 2006, sales growth benefited from a 13.6% unit volume increase spread broadly across our printer product lines, offset by a decline in average unit prices. Sales growth also benefited from strong growth in supplies sales, resulting from recently implemented sales and marketing programs and additional label manufacturing capacity. Favorable foreign exchange movements added 3.1 percentage points to consolidated growth and 9.3 percentage points to growth in EMEA for the fourth quarter.

Zebra is required to comply with two new European Union (EU) directives that pertain to electrical and electronic equipment. The Waste Electrical and Electronic Equipment Directive requires producers of electrical goods to pay for specified collection, recycling, treatment and disposal of past and future covered products. Another directive (i.e., the RoHS Legislation) requires electrical and electronic equipment placed in the EU market after July 1, 2006, to be free of lead, mercury, cadmium, hexavalent chromium (above a threshold limit) and brominated flame retardants. Costs to comply with these new laws affected results during 2006 and may continue to impact future periods.

New printer products (defined as printers released within 18 months prior to the end of the applicable fiscal period) as a percent of total printer product sales were as follows:

	December 31,
	2006	2005
Three months ended	12.1	7.2
Year ended	12.5	10.7

New product releases planned for upcoming quarters is expected by management to increase these percentages in future periods.

Zebra’s international sales are denominated in multiple currencies, primarily the dollar, pound and euro, which subjects our reported sales to fluctuations based on changes in currency rates. We hedge a portion of anticipated euro-denominated sales to protect Zebra against exchange rate movements. Inclusive of all hedging activities, the impact of foreign exchange movements on reported sales during the fourth quarter was a gain of $5,556,000. The full year impact was a gain of $3,606,000. See Note 15 to the Consolidated Financial Statements included in this report for a more detailed discussion of the above hedging program.

Printer unit volumes and average selling price information is summarized below:

	Three Months Ended December 31,		Percent	Year Ended December 31,		Percent
	2006	2005	Change	2006	2005	Change
Total printers shipped	226,625	192,583	17.7	818,413	720,306	13.6
Average selling price ofprinters shipped	$596	$605	(1.5)	$598	$633	(5.5)

For 2006, with the exception of card printers, unit volumes increased in all printer product lines, with notable strength in mobile, desktop and high-end printers. For the full year, lower average selling prices across the full line of printers in addition to a mix shift toward lower priced products resulted in a 5.5% decrease in the average selling price of printers shipped.

Gross Profit

Gross profit information is summarized below (in thousands, except percentages):

	December 31,		Percent	Percent of	Percent of
	2006	2005	Change	Total Sales—2006	Total Sales—2005
Three months ended	$98,410	$89,612	9.8	46.9	50.0
Year ended	358,420	353,420	1.4	47.2	50.3

The decline in gross profit margin for the fourth quarter was due to the following:

•                  Increases to excess inventory and cost change reserves

•                  Less favorable purchase price variances,

•                  Cycle count adjustments,

•                  Overhead spending and labor variances related to facility expansion in the supplies organization, and

•                  Higher cost components required for RoHS Legislation compliance

Full year gross profit was also affected by:

•                  Pricing and negative product mix in the first and second quarters and

•                  Negative foreign exchange comparisons in the first quarter.

Selling and Marketing Expenses

Selling and marketing expenses are summarized below (in thousands, except percentages):

	December 31,		Percent	Percent of	Percent of
	2006	2005	Change	Total Sales—2006	Total Sales—2005
Three months ended	$27,702	$25,725	7.7	13.2	14.3
Year ended	96,788	91,630	5.6	12.7	13.0

Higher selling and marketing expenses reflect ongoing investments in demand-generating activities to build brand equity in our core product lines as well as in the emerging area of radio frequency identification (RFID). During the fourth quarter of 2006, selling and marketing expenses increased due to higher payroll costs of $1,457,000 from increased staffing partially as a result of the Swecoin acquisition. Trade show expenses also increased by $324,000. For the full year, the payroll costs increased $4,587,000 and trade show expenses increased $690,000. In addition to increases in the items mentioned above, outside commissions, advertising and building expenses increased, and market development costs and consulting costs decreased during 2006. The increased staffing was primarily focused on increasing our presence in targeted geographical territories to support growth in those regions, building sales and marketing teams to deliver vertical market applications, and strengthening strategic alliances with complementary companies.

Research and Development Costs

The development of new products and enhancement of existing products are important to Zebra’s business and growth prospects. To maintain and build our product pipeline, we made investments in research and development, summarized below (in thousands, except percentages):

	December 31,		Percent	Percent of	Percent of
	2006	2005	Change	Total Sales—2006	Total Sales—2005
Three months ended	$12,768	$12,103	5.5	6.1	6.8
Year ended	48,959	47,359	3.4	6.4	6.7

Quarterly product development expenses fluctuate widely depending on the status of ongoing projects. We are committed to a long-term strategy of significant investment in product development. For the fourth quarter of 2006, increases in payroll costs of $896,000 and professional services of $716,000 were offset by a decrease in project expenses of $1,007,000. For the full year, payroll costs increased $4,533,000, professional services increased $230,000 and project expenses decreased $3,179,000. Included in the 2005 year-to date project expenses are write-offs of tooling and other materials related to product development in the amount of $2,726,000.

During 2005, we incurred research and development costs to re-engineer our products to make them compliant with new environmental laws that went into effect in 2006. These laws include eliminating the lead content in our products. These environmental compliance costs totaled $1,049,000 for the fourth quarter of 2005 and $2,882,000 for the full year. During 2006, we did not incur any significant research and development costs related to environmental compliance.

General and Administrative Expenses

General and administrative expenses are summarized in the table below (in thousands, except percentages):

	December 31,		Percent	Percent of	Percent of
	2006	2005	Change	Total Sales—2006	Total Sales—2005
Three months ended	$18,284	$14,816	23.4	8.7	8.3
Year ended	62,656	64,050	(2.2)	8.2	9.1

For the fourth quarter of 2006, general and administrative expenses increased due to higher payroll costs of $1,435,000, information systems expenses of $989,000, bad debt expenses of $650,000 and professional services and recruiting of $964,000. These increases were partially offset by lower legal expenses of $1,094,000. The decrease in legal expense was primarily related to the resolution of the litigation with Paxar as described in Note 16 to the Consolidated Financial Statements. For the full year of 2006, payroll costs increased $2,350,000, information systems expense increased $1,718,000, bad debt expense increased $944,000, and professional services and recruiting increased $725,000. The decrease in legal expenses was $7,373,000.

Settlement and Licensing Agreement with Paxar Americas, Inc.

During the third quarter of 2006, Zebra paid $63,750,000 to settle all issues surrounding the litigation with Paxar Americas, Inc. Of this amount, $53,392,000 was included as operating expense. The remaining $10,358,000 was capitalized as an intangible asset related to future use of these patents and will be amortized over 4 to 7 years resulting in an incremental charge of $456,000 per quarter. For further information, see Notes 12 and 16 to the Consolidated Financial Statements.

Insurance receivable reserve

During 2006, a Zebra reseller filed for bankruptcy protection in Austria. At the time of the filing, the reseller owed various Zebra subsidiaries a total of $12,065,000. The entire balance due to Zebra is guaranteed by Condor Insurance, a Nevis-based insurance company through a United Kingdom insurance broker. During June 2006, Zebra initiated a suit in the U.K. courts to enforce the guarantee. However, during the fourth quarter, we discovered that the insurance company’s financial position was such that it may not be able to pay the judgment awarded to us. We have reviewed the situation and determined that a loss is probable, and have, therefore, reserved 100% of the balance due, which is $12,543,000 at December 31, 2006. However, we are continuing to take legal action to collect the judgment against the insurance company and reduce Zebra’s loss. If Zebra is able to recover some or all of the loss, we will reverse the reserve and record a gain at that time.

Operating Income

Operating income is summarized in the following table (in thousands, except percentages):

	December 31,		Percent	Percent of	Percent of
	2006	2005	Change	Total Sales—2006	Total Sales—2005
Three months ended	$25,719	$36,099	(28.8)	12.3	20.1
Year ended	80,429	146,028	(44.9)	10.6	20.8

Non-operating Income and Expenses

Zebra’s non-operating income and expense items are summarized in the following table (in thousands):

	Three Months Ended December 31,		Year Ended December 31,
	2006	2005	2006	2005
Investment income	$6,980	$3,814	$23,182	$13,417
Interest expense	(16)	(8)	(252)	(79)
Foreign exchange gains (losses)	(822)	87	(635)	1,286
Other, net	(170)	(74)	(1,082)	(370)
Total other income (expense)	$5,972	$3,819	$21,213	$14,254
Rate of Return Analysis:
Average cash and marketable securities balances	$553,406	$536,981	$551,714	$551,116
Annualized rate of return	5.0%	2.8%	4.2%	2.4%

Income Taxes

The effective income tax rate for the fourth quarter was 32.3% compared with 32.7% for the same quarter last year. For the full year of 2006, the effective income tax rate was 31.5% versus 33.8% for 2005. The decrease in the effective tax rate is a result of the increased impact of permanent tax differences, including tax-exempt interest income, on the effective income tax rate due to lower taxable income from the Paxar settlement. In addition, we reduced tax reserves in the amount of $1,189,000 related to the completion of various state tax audits and 2005 state income tax returns.

Income before Cumulative Effect of Accounting Change

Zebra’s income (loss) before cumulative effect of accounting change is summarized below (in thousands, except per share amounts):

	Three Months Ended December 31,		Year Ended December 31,
	2006	2005	2006	2005
Income before cumulative effect of accounting change	$21,446	$26,845	$69,627	$106,184
Diluted earnings per share before cumulative effect of accounting change	$0.30	$0.38	$0.98	$1.47

Cumulative Effect of Accounting Change

During the first quarter of 2006, Zebra adopted SFAS No. 123(R), Share-Based Payment, using the modified retrospective approach. SFAS No. 123(R) requires entities to estimate the number of forfeitures expected to occur and record expense based upon the number of awards expected to vest. Prior to the adoption of SFAS No. 123(R), Zebra accounted for forfeitures as they occurred as permitted under previous accounting standards. The requirement to estimate forfeitures is classified as an accounting change under APB Opinion No. 20, Accounting Changes, which requires a one-time adjustment in the period of adoption. The one-time adjustment (cumulative effect of accounting change) related to the change in estimating forfeitures increased income by $1,319,000, net of applicable taxes.

Net Income

Zebra’s net income is summarized below (in thousands, except per share amounts):

	Three Months Ended December 31,		Year Ended December 31,
	2006	2005	2006	2005
Net income	$21,446	$26,845	$70,946	$106,184
Diluted earnings per share	$0.30	$0.38	$1.00	$1.47

Comparison of Years Ended December 31, 2005 and 2004

Sales

Sales by product category, related percent changes and percent of total sales for 2005 and 2004 were as follows:

	Year Ended December 31,		Percent	Percent of	Percent of
Product Category	2005	2004	Change	Total Sales—2005	Total Sales—2004
Hardware	$540,679	$518,556	4.3	77.0	78.2
Supplies	129,183	116,877	10.5	18.4	17.6
Service and software	25,217	24,310	3.7	3.6	3.7
Shipping and handling	5,575	4,950	12.6	0.8	0.7
Cash flow hedging activities	1,617	(1,639)	NM	0.2	(0.2)
Total sales	$702,271	$663,054	5.9	100.0	100.0

Sales to customers by geographic region, related percent changes, and percent of total sales for 2005 and 2004 were as follows:

	Year Ended December 31,		Percent	Percent of	Percent of
Geographic Region	2005	2004	Change	Total Sales—2005	Total Sales—2004
Europe, Middle East and Africa	$230,365	$213,559	7.9	32.8	32.2
Latin America	46,878	38,119	23.0	6.7	5.7
Asia-Pacific	62,974	52,302	20.4	9.0	7.9
Total International	340,217	303,980	11.9	48.5	45.8
North America	362,054	359,074	0.8	51.5	54.2
Total sales	$702,271	$663,054	5.9	100.0	100.0

Sales growth for 2005 reflected the effect of investments to expand our global presence and strengthen relationships with value-added resellers and other distribution channels. The success of these efforts was offset by significantly lower sales in North America to large retail accounts, which purchased large quantities of primarily mobile printers the year before, primarily in the preceding fourth quarter.

During 2005, we experienced a decline in sales of new printer products as a result of technical problems that delayed the introduction of various new products as well as the shifting of some new product engineering resources to environmental compliance.

Printer unit volumes and average selling price information is summarized below:

	Year Ended December 31,		Percent
	2005	2004	Change
Total printers shipped	720,306	667,461	7.9
Average selling price of printers shipped	$633	$652	(2.9)

For all of 2005, with the exception of mobile printers, unit volumes increased in nearly all product lines, with notable strength in mid-range and desktop printers. In addition, a product mix toward lower priced products resulted in a 2.9% decrease in the average selling price of printers shipped.

Gross Profit

Gross profit information is summarized below (in thousands except percentages)

		Percent of
For the Year Ended	Gross Profit	Total Sales
December 31, 2005	$353,420	50.3
December 31, 2004	342,103	51.6
Percent Change	3.3

Gross margin decreased largely because of:

•                  Lower average unit prices,

•                  Increased warranty costs of $3,185,000 primarily related to the recall of a now discontinued product,

•                  Unfavorable exchange rate movements of $2,327,000 and

•                  Higher distribution costs of $1,908,000, which were related to the new distribution center in the Netherlands.

Selling and Marketing Expenses

Selling and marketing expenses are summarized below (in thousands, except percentages):

	Selling and	Percent of
For the Year Ended	Marketing Expenses	Total Sales
December 31, 2005	$91,630	13.0
December 31, 2004	79,111	11.9
Percent Change	15.8

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

Research and Development Costs

Research and development costs are summarized below (in thousands, except percentages):

	Research and	Percent of
For the Year Ended	Development Costs	Total Sales
December 31, 2005	$47,359	6.7
December 31, 2004	38,609	5.8
Percent Change	22.7

For 2005, research and development expenses increased primarily due to increases in project expenses of $5,277,000, payroll costs of $2,130,000, and professional services of $744,000. Included in the project expenses increase are write-offs of tooling and other materials related to product development in the amount of $2,726,000. Also during 2005, we incurred research and development costs, which totaled of $2,882,000, to re-engineer our products to make them compliant with new environmental laws that went into effect in 2006.

General and Administrative Expenses

General and administrative expenses are summarized below (in thousands, except percentages):

	General and	Percent of
For the Year Ended	Administrative Expenses	Total Sales
December 31, 2005	$64,050	9.1
December 31, 2004	53,083	8.0
Percent Change	20.7

For 2005, general and administrative expenses increased due to:

•                  Higher information systems expenses of $1,220,000,

•                  Increased relocation expenses of $572,000,

•                  Higher payroll costs of $930,000, and

•                  Higher legal expenses of $6,628,000 primarily related to intellectual property expense including Paxar litigation.

Operating Income

Operating income is summarized in the following table (in thousands, except percentages):

		Percent of
For the Year Ended	Operating Income	Total Sales
December 31, 2005	$146,028	20.8
December 31, 2004	166,609	25.1
Percent Change	(12.4)

Non-operating Income and Expenses

Zebra’s non-operating income and expense items are summarized in the following table (in thousands):

	Year Ended December 31,
	2005	2004
Investment income	$13,417	$10,628
Interest expense	(79)	(44)
Foreign exchange gains (losses)	1,286	485
Other, net	(370)	(1,594)
Total other income (expense)	$14,254	$9,475
Rate of Return Analysis:
Average cash and marketable securities balance	$551,116	$502,921
Annualized rate of return	2.4%	2.1%

Income Taxes

The effective income tax rate for 2005 was 33.8% versus 34.6% in 2004. During 2005, we reduced tax reserves as a result of favorable resolution of certain tax audits. In addition, we took advantage of the deduction for qualified domestic production activities included in the American Jobs Creation Act of 2004.

Net Income

Zebra’s net income is summarized below (in thousands, except per share amounts):

	Year Ended December 31,
	2005	2004
Net income	$106,184	$115,141
Diluted earnings per share	$1.47	$1.59

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

From time to time, Zebra will enter into sales transactions that include more than one product type. This bundle of products might include printers, current or future supplies, and services. When this type of transaction occurs, we allocate the purchase price to each product type based on the fair value of the individual products.  The revenue for each individual product is then recognized when the earning process for that product is fully met.

Investments and Marketable Securities

Investments and marketable securities at December 31, 2006, consisted of U.S. government securities (18.7%), state and municipal bonds (72.0%), corporate bonds (1.6%), and partnership interests (7.7%). We classify our debt and marketable equity securities in one of three categories: trading, available-for-sale or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those debt securities that Zebra has the ability and intent to hold until maturity. All securities not included in trading or held-to-maturity are classified as available-for-sale except for partnership interests described below.

Trading and available-for-sale securities are recorded at fair value. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of discounts or premiums. Unrealized holding gains and losses on trading securities are included in earnings. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders’ equity until realized. As of December 31, 2006, Zebra’s investments in marketable debt securities are classified as available-for-sale. In addition, as of December 31, 2006, all of our investments in marketable debt securities with maturities greater than one year are classified as long-term in the balance sheet due to our ability to hold them until maturity.

All investments in marketable securities except the partnership interests are classified as available-for-sale securities.  We account for the partnership interests using the cost method until our ownership percentage reaches 5% of the total partnership portfolio value. At that time, we begin using the equity method to account for the partnership. During 2006, we reached the 5% threshold on one of our partnership interests.

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

We reserve for estimated credit losses based upon historical experience and specific customer collection issues. Over the last three years, accounts and notes receivable reserves varied from 0.6% to 2.8% of total accounts receivable. Accounts receivable reserves as of December 31, 2006, were $3,549,000, or 2.8% of the balance due. Included in the accounts receivable reserve is $2,307,000 related to the reseller noted in the following paragraph. In addition, other assets include an additional reserve of $10,236,000 related to this reseller. We feel this reserve level is appropriate considering the quality of the portfolio as of December 31, 2006. While credit losses have historically been within expectations and the provisions established, we cannot guarantee that our credit loss experience will continue to be consistent with historical experience.

During 2006, a Zebra reseller filed for bankruptcy protection in Austria. At the time of the filing, the reseller owed various Zebra subsidiaries a total of $12,065,000. The entire balance due to Zebra is guaranteed by Condor Insurance, a Nevis insurance company through a United Kingdom insurance broker. During June 2006, Zebra initiated a suit in the U.K. courts to enforce the guarantee. However, during the fourth quarter, we discovered that the insurance company’s financial position was such that it may not be able to pay the judgment awarded to us. We have reviewed the situation and determined that a loss is probable, and have, therefore, reserved 100% of the balance due, which is now $12,543,000. However, we are continuing to take legal action to collect the judgment against the insurance company and reduce Zebra’s loss. If Zebra is able to recover some or all of the loss, we will reverse the reserve and record a gain at that time.

Inventories

We value our inventories at the lower of the actual cost to purchase or manufacture using the first-in, first-out (FIFO) method, or the current estimated market value. We review inventory quantities on hand and record a provision for excess and obsolete inventory based on forecasts of product demand and production requirements for the subsequent twelve months.

Over the last three years, our reserves for excess and obsolete inventories have ranged from 10.0% to 12.8% of gross inventory. As of December 31, 2006, reserves for excess and obsolete inventories were $9,866,000, or 12.1% of gross inventory. We feel this reserve level is appropriate considering the quantities and quality of the inventories as of December 31, 2006.

At the end of December, inventory levels are high in comparison to historical balances due to RoHs Conversion issues and other operational issues. Zebra believes that the inventory balances need to be reduced significantly and is implementing plans to do so within the next year. An insufficient reduction in these inventory balances could result in increased inventory obsolescence expenses.

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

If we believe that one or more of the above indicators of impairment have occurred, we measure impairment based on projected discounted cash flows using a discount rate that incorporates the risk inherent in the cash flows. Net intangible assets, long-lived assets and goodwill amounted to $162,170,000 as of December 31, 2006.

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

Stock-Based Compensation

As of December 31, 2006, Zebra had two stock-based compensation plans available for future grants. Prior to January 1, 2006, we accounted for these plans using the intrinsic value method required by the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by SFAS No. 123, Accounting for Stock Based Compensation. Accordingly, we recognized no compensation cost as all options granted under these plans had grant prices equal to the market value of the underlying common stock on the date of grant.

Effective January 1, 2006, Zebra adopted SFAS No. 123(R), Share-Based Payment, utilizing the modified retrospective approach, which requires the prior period financial statements to be restated to recognize compensation costs in the amounts previously reporting in the pro forma footnote disclosures. See Notes 2 and 3 to the Consolidated Financial Statements included in the Form 10-K for further information on the adoption and impact of SFAS No. 123(R).

Expectations

During our quarterly conference call on February 14, 2007, we provided net sales and earnings guidance for the first quarter of 2007 as follows (amounts in thousands, except per share data):

First Quarter 2007
Net sales	$195,000 to $205,000
Gross profit margins	46.0% to 47.0%
Operating expenses	$60,000 to $62,000
Diluted earnings per share	$0.33 to $0.37

The effective tax rate is expected to be 34.5% of income before income taxes for the first quarter of 2007.

Liquidity and Capital Resources

During 2006, Zebra settled the outstanding litigation with Paxar Americas, Inc., with a payment of $63,750,000. We also repurchased a total of 2,080,911 shares of our own stock for $72,925,000 during the year. Cash, cash equivalents, investments and marketable securities balances as of December 31, 2006 were $559,189,000, compared with $544,239,000 at December 31, 2005. Other factors affecting cash and investment balances during 2006 include (note that changes discussed below include the impact of foreign currency):

•                  Operations provided a net cash increase of $88,252,000 primarily from net income, which includes $53,392,000 of pre-tax expense related to the Paxar settlement and an insurance receivable reserve of $12,543,000.

•                  Deferred tax assets increased $6,737,000, primarily due to deferred taxes on compensation costs.

•                  Accounts receivable increased $4,292,000 because of higher sales offset by aggressive collection efforts. Days sales outstanding decreased to 53.3 at the end of 2006 from 56.8 at the end of 2005.

•                  Inventories increased $13,430,000. Compared to the same period a year ago, inventory turns decreased to 5.5 from 5.6.

•                  Accrued expenses increased by $8,559,000 for bonus, warranty and recycling accruals in addition to other transactions settled by the end of the year for which payment had not yet been made.

•                  Taxes payable increased $2,586,000 due to the timing of tax payments made in 2006.

•                  Purchases of property and equipment totaled $19,197,000.

•                  Acquisition of assets of Swecoin AB totaled $2,681,000.

•                  Intangibles increased $18,091,000 due to payments for licenses to use patents, including $10,358,000 of Paxar intangibles.

•                  Net sales of investments totaled $21,443,000.

•                  Purchases of treasury shares totaled $68,221,000. Zebra made open market repurchases of our shares under an authorization of the Board of Directors dated October 4, 2005. An additional 135,000 of shares for $4,704,000 were repurchased as of 12/31/2006, but the cash had not yet been transferred.

•                  Stock option exercises and purchases under the stock purchase plan contributed $10,402,000.

On January 25, 2007, Zebra purchased WhereNet Corp., for $126,000,000 in cash from Zebra’s working capital.

Contractual Obligations

Zebra’s contractual obligations as of December 31, 2006 were:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$44,569	$6,163	$9,872	$8,701	$19,833
Purchase obligations	54,938	54,938	—	—	—
Total	$99,507	$61,101	$9,872	$8,701	$19,833

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

Recently Issued Accounting Pronouncements

In June 2006, the FASB issued Emerging Issues Task Force Issue No. 06-3 (EITF 06-3), How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation), which discusses taxes imposed on, and imposed concurrent with, a specific revenue-producing transaction between a seller and its customer. It requires entities to disclose, if significant, on an interim and annual basis for all periods presented: (a) the accounting policy elected for these taxes and (b) the amounts of the taxes reflected gross (as revenue) in the income statement. This Issue will become effective for Zebra during the first quarter of 2007. We do not expect this Interpretation to have a material impact on our financial condition or results of operations.

In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation will become effective for Zebra during the first quarter of 2007. The impact, if any, of this Interpretation on our financial condition or results of operations has not yet been determined.

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

	As of December 31,
Interest rate sensitive instruments	2006	2005
+1 percentage point movement
Effect on Pretax Income	$(7,140)	$(6,119)
Effect on Diluted EPS (after tax)	$(0.07)	$(0.06)
-1 percentage point movement
Effect on Pretax Income	$7,140	$6,119
Effect on Diluted EPS (after tax)	$0.07	$0.06

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

	As of December 31,
Foreign exchange	2006	2005
Dollar/pound
Effect on Pretax Income	$490	$304
Effect on Diluted EPS (after tax)	$0.00	$0.00
Dollar/euro
Effect on Pretax Income	$2,240	$2,594
Effect on Diluted EPS (after tax)	$0.02	$0.02
Euro/pound
Effect on Pretax Income	$2,775	$2,335
Effect on Diluted EPS (after tax)	$0.03	$0.02

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

	As of December 31,
Equity price sensitive instruments	2006	2005
+10 percent movement
Effect on Pretax Income	$4,333	$4,287
Effect on Diluted EPS (after tax)	$0.04	$0.04
-10 percent movement
Effect on Pretax Income	$(4,333)	$(4,287)
Effect on Diluted EPS (after tax)	$(0.04)	$(0.04)

From time to time, Zebra has taken direct equity positions in companies. These investments relate to potential acquisitions and other strategic business opportunities. To the extent that it has a direct investment in the equity securities of another company, Zebra is exposed to the risks associated with such investments.

Item 8.            Financial Statements and Supplementary Data

The financial statements and schedule of the Company are annexed to this report as pages F-2 through F-35. An index to such materials appears on page F-1.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on this assessment and those criteria, our management believes that, as of December 31, 2006, our internal control over financial reporting is effective. Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on management’s assessment of Zebra’s internal control over financial reporting. That report is included on page 40 of this report on Form 10-K.

Changes in Internal Control over Financial Reporting

During 2006, we made changes to our controls and procedures as part of our ongoing monitoring of our controls. However, none of these changes has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm

On Internal Control over Financial Reporting

The Board of Directors and Stockholders

of Zebra Technologies Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Zebra Technologies Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Zebra Technologies Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Zebra Technologies Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on COSO criteria. Also, in our opinion, Zebra Technologies Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Zebra Technologies Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for the years then ended, and our report dated February 28, 2007 expressed an unqualified opinion thereon.

/s/Ernst & Young LLP

Chicago, Illinois

February 28, 2007

Item 9B.         Other Information

Not applicable.

PART III

Item 10.         Directors, Executive Officers and Corporate Governance

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

Item 11.         Executive Compensation

The information in response to this item is incorporated by reference from the Proxy Statement sections entitled “Executive Compensation and Certain Transactions” and “Compensation Discussion and Analysis.”

Item 12.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information in response to this item is incorporated by reference from the Proxy Statement section entitled “Security Ownership of Management and Certain Beneficial Owners” and “Equity Compensation Plan Information.”

Item 13.         Certain Relationships, Related Transactions and Director Independence

The information in response to this item is incorporated by reference from the Proxy Statement section entitled “Executive Compensation and Certain Transactions.”

Item 14.         Principal Accounting Fees and Services

The information in response to this item is incorporated by reference from the Proxy Statement section entitled “Fees of Independent Auditors.”

PART IV

Item 15.         Exhibits and Financial Statement Schedules

The financial statements and schedule filed as part of this report are listed in the accompanying Index to Financial Statements and Schedule. The exhibits filed as a part of this report are listed in the accompanying Index to Exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 1st day of March 2007.

ZEBRA TECHNOLOGIES CORPORATION

By:	/s/Edward L. Kaplan
Edward L. Kaplan
Chairman and
Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, the report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/Edward L. Kaplan	Chief Executive Officer and	March 1, 2007
Edward L. Kaplan	Chairman of the Board of Directors
(Principal Executive Officer)

/s/Gerhard Cless	Executive Vice President,	March 1, 2007
Gerhard Cless	Director

/s/Charles R. Whitchurch	Chief Financial Officer and Treasurer	March 1, 2007
Charles R. Whitchurch	(Principal Financial and Accounting Officer)

/s/Christopher G. Knowles	Director	March 1, 2007
Christopher G. Knowles

/s/Ross W. Manire	Director	March 1, 2007
Ross W. Manire

/s/Robert J. Potter	Director	March 1, 2007
Robert J. Potter

/s/Michael A. Smith	Director	March 1, 2007
Michael A. Smith

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

All other financial statement schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
of Zebra Technologies Corporation:

We have audited the accompanying consolidated balance sheets of Zebra Technologies Corporation and subsidiaries (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Zebra Technologies Corporation and subsidiaries at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for the years then ended in conformity with U. S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R) “Share Based Payment” effective January 1, 2006 using the modified retrospective transition method.  In conjunction with this adoption, the consolidated financial statements as of December 31, 2005 and for the year then ended have been restated.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2007 expressed an unqualified opinion thereon..

/s/Ernst & Young LLP

Chicago, Illinois
February 28, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
of Zebra Technologies Corporation:

We have audited the accompanying consolidated statement of earnings, comprehensive income, stockholders’ equity, and cash flows of Zebra Technologies Corporation and subsidiaries (the Company) for the year ended December 31, 2004. In connection with our audit of the consolidated financial statements, we also have audited the consolidated financial statement schedule of valuation and qualifying accounts. These consolidated financial statements and the consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the consolidated financial statement schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows for Zebra Technologies Corporation for the year ended December 31, 2004, in conformity with U. S. generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2, the consolidated financial statements for the year ended December 31, 2004 have been restated for the adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, using the modified retrospective application method.

/s/KPMG LLP

Chicago, Illinois
March 2, 2005, except as to the 2004 adjustments in

Note 2, which is as of February 28, 2007

ZEBRA TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

		December 31,
	December 31, 2006	2005 (restated — see Note 2)
ASSETS

Current assets:
Cash and cash equivalents	$41,014	$25,621
Investments and marketable securities	219,930	518,618
Accounts receivable, net of allowances of $3,549 in 2006 and $1,116 in 2005	122,540	111,551
Inventories, net	81,190	63,638
Deferred income taxes	9,464	8,188
Prepaid expenses	5,552	5,098
Total current assets	479,690	732,714

Property and equipment at cost, net of accumulated depreciation and amortization	57,431	49,643
Long term deferred income taxes	11,917	6,216
Goodwill	70,714	69,097
Other intangibles, net	34,025	19,002
Long term investments and marketable securities	298,245	—
Other assets	11,120	41,743
Total assets	$963,142	$918,415

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$28,980	$24,885
Accrued liabilities	43,191	26,740
Income taxes payable	2,683	535
Total current liabilities	74,854	52,160
Deferred rent	638	574
Other long-term liability	9,969	7,709
Total liabilities	85,461	60,443

Commitments and contingencies (Note 16)

Stockholders’ equity:
Preferred stock	—	—
Class A Common Stock	722	722
Additional paid-in capital	139,083	139,433
Treasury stock	(119,335)	(64,013)
Retained earnings	850,399	779,453
Accumulated other comprehensive income	6,812	2,377
Total stockholders’ equity	877,681	857,972
Total liabilities and stockholders’ equity	$963,142	$918,415

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF EARNINGS
(Amounts in thousands, except per share data)

	Year Ended December 31,
	2006	2005 (restated see Note 2)	2004 (restated see Note 2)
Net sales	$759,524	$702,271	$663,054
Cost of sales	401,104	348,851	320,951
Gross profit	358,420	353,420	342,103
Operating expenses:
Selling and marketing	96,788	91,630	79,111
Research and development	48,959	47,359	38,609
General and administrative	62,656	64,050	53,083
Amortization of intangible assets	3,653	2,341	2,569
Litigation settlement	53,392	—	—
Insurance receivable reserve	12,543	—	—
Acquired in-process technology	—	—	22
Exit costs	—	2,012	2,100
Total operating expenses	277,991	207,392	175,494

Operating income	80,429	146,028	166,609

Other income (expense):
Investment income	23,182	13,417	10,628
Interest expense	(252)	(79)	(44)
Foreign exchange gain (loss)	(635)	1,286	485
Other, net	(1,082)	(370)	(1,594)
Total other income	21,213	14,254	9,475

Income before income taxes and cumulative effect of accounting change	101,642	160,282	176,084

Income taxes	32,015	54,098	60,943
Income before cumulative effect of accounting change	69,627	106,184	115,141

Cumulative effect of accounting change, net of income taxes of $694 (See Note 2)	1,319	—	—

Net income	$70,946	$106,184	$115,141

Basic earnings per share before cumulative effect of accounting change	$0.99	$1.49	$1.61
Diluted earnings per share before cumulative effect of accounting change	$0.98	$1.47	$1.59

Basic earnings per share	$1.01	$1.49	$1.61
Diluted earnings per share	$1.00	$1.47	$1.59

Basic weighted average shares outstanding	70,516	71,364	71,556
Diluted weighted average and equivalent shares outstanding	70,956	72,000	72,398

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)

	Year Ended December 31,
	2006	2005 (restated - see Note 2)	2004 (restated - see Note 2)

Net income	$70,946	$106,184	$115,141

Other comprehensive income (loss):
Foreign currency translation adjustment	7,295	(6,407)	3,402
Changes in unrealized gain/loss on hedging transactions, net ofincome taxes	(1,188)	2,073	(451)
Changes in unrealized holding gains/loss on investments, net ofincome taxes	(1,672)	444	(113)
Comprehensive income	$75,381	$102,294	$117,979

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands)

	Class A Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2003	$711	$61,929	$—	$585,846	$3,429	$651,915
Adjustment to beginning balance for adoption of SFAS No. 123 (R) (See Note 2)	—	33,360	—	(27,718)	—	5,642
Adjusted balance at December 31, 2003	711	95,289	—	558,128	3,429	657,557
Issuance of 725,274 common shares upon exercise of stock options and purchases under stock purchase plan	7	15,524	—	—	—	15,531
Payment for fractional shares in 3-for-2 stock split	—	(238)	—	—	—	(238)
Additional tax benefit resulting from exercise of options	—	4,600	—	—	—	4,600
Stock-based compensation	—	8,464	—	—	—	8,464
Net income	—	—	—	115,141	—	115,141
Unrealized holding loss on investments (net of income taxes)	—	—	—	—	(113)	(113)
Unrealized holding loss on hedging transactions (net of income taxes)	—	—	—	—	(451)	(451)
Foreign currency translation adjustment	—	—	—	—	3,402	3,402
Balance at December 31, 2004	718	123,639	—	673,269	6,267	803,893
Issuance of 332,051 common shares upon exercise of stock options and purchases under stock purchase plan	4	7,604	—	—	—	7,608
Repurchase of 1,866,375 shares of Class A Common Stock	—	—	(70,421)	—	—	(70,421)
Issuance of 165,642 treasury shares upon exercise of stock options and purchases under stock purchase plan	—	(2,263)	6,408	—	—	4,145
Additional tax benefit resulting from exercise of options	—	2,270	—	—	—	2,270
Stock-based compensation	—	8,183	—	—	—	8,183
Net income	—	—	—	106,184	—	106,184
Unrealized holding loss on investments (net of income taxes)	—	—	—	—	444	444
Unrealized holding gain on hedging transactions (net of income taxes)	—	—	—	—	2,073	2,073
Foreign currency translation adjustment	—	—	—	—	(6,407)	(6,407)
Balance at December 31, 2005	722	139,433	(64,013)	779,453	2,377	857,972
Repurchase of 2,080,911 shares of Class A Common Stock	—	—	(72,925)	—	—	(72,925)
Issuance of 459,816 treasury shares upon exercise of stock options and purchases under stock purchase plan	—	(7,201)	17,603	—	—	10,402
Additional tax benefit resulting from exercise of options	—	1,324	—	—	—	1,324
Stock-based compensation	—	7,540	—	—	—	7,540
Cumulative effect of accounting change	—	(2,013)	—	1,319	—	(694)
Income before cumulative effect of accounting change	—	—	—	69,627	—	69,627
Unrealized holding loss on investments (net of income taxes)	—	—	—	—	(1,672)	(1,672)
Unrealized holding loss on hedging transactions (net of income taxes)	—	—	—	—	(1,188)	(1,188)
Foreign currency translation adjustment	—	—	—	—	7,295	7,295
Balance at December 31, 2006	$722	$139,083	$(119,335)	$850,399	$6,812	$877,681

See accompanying notes to consolidated financial statements.

Note:  All prior year amounts have been restated for adoption of SFAS 123(R), Stock-Based Payment. (See Note 2)

ZEBRA TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2006	2005 (restated - see Note 2)	2004 (restated - see Note 2)
Cash flows from operating activities:
Net income	$70,946	$106,184	$115,141
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,087	13,104	12,255
Share-based compensation	7,540	8,183	8,464
Excess tax benefit from share-based compensation	(1,514)	(2,258)	(5,164)
Cumulative effect of accounting change (net of tax)	(1,319)	—	—
Acquired in-process technology	—	—	22
Insurance receivable reserve	12,543	—	—
Deferred income taxes	(6,737)	(2,053)	(2,955)
Changes in assets and liabilities, net of businesses acquired:
Accounts receivable, net	(4,292)	(20,422)	(11,491)
Inventories	(13,430)	(6,204)	(15,456)
Other assets	(296)	(8,383)	(1,464)
Accounts payable	(1,869)	3,792	6,420
Accrued liabilities	8,559	(1,992)	1,974
Income taxes payable	2,586	(2,900)	8,320
Other operating activities	(552)	3,421	54
Net cash provided by operating activities	88,252	90,472	116,120

Cash flows from investing activities:
Purchases of property and equipment	(19,197)	(14,286)	(16,243)
Acquisition of businesses acquired, net of cash acquired	(2,681)	(7,797)	—
Acquisition of intangible assets	(18,091)	(13,754)	—
Purchases of investments	(1,110,472)	(1,021,813)	(1,297,416)
Maturities of investments	757,249	673,466	861,249
Sales of investments	374,666	359,711	319,711
Net cash used in investing activities	(18,526)	(24,473)	(132,699)

Cash flows from financing activities:
Purchase of treasury shares	(68,221)	(70,421)	—
Proceeds from exercise of stock options and stock purchase plan purchases	10,402	11,753	15,531
Excess tax benefit from share-based compensation	1,514	2,258	5,164
Payments for obligation under capital lease	—	(171)	(434)
Other financing activities	—	—	(238)
Net cash provided by (used in) financing activities	(56,305)	(56,581)	20,023

Effect of exchange rate changes on cash	1,972	(1,780)	273

Net increase in cash and cash equivalents	15,393	7,638	3,717
Cash and cash equivalents at beginning of year	25,621	17,983	14,266
Cash and cash equivalents at end of year	$41,014	$25,621	$17,983

Supplemental disclosures of cash flow information:
Interest paid	$252	$79	$44
Income taxes paid	33,070	61,453	56,055

Supplemental disclosures of non-cash transaction:
Purchase of treasury shares not paid in 2006	$4,704	—	—

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

Investments and Marketable Securities. Investments and marketable securities at December 31, 2006, consisted of U.S. government securities, state and municipal bonds, corporate bonds, and partnership interests, which are held indirectly in diversified funds actively managed by investment professionals. Zebra classifies its debt and marketable equity securities in one of three categories: trading, available-for-sale or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those debt securities that Zebra has the ability and intent to hold until maturity. All securities not included in trading or held-to-maturity are classified as available-for-sale.

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

All investments in marketable debt securities except the partnership interests are classified as available-for-sale securities.  We account for the partnership interests using the cost method until our ownership percentage reaches 5% of the total partnership portfolio value. At that time, we begin using the equity method to account for the partnership. During 2006, we reached the 5% threshold on one of our partnership interests.

Allowance for Doubtful Accounts. Zebra maintains an allowance for doubtful accounts for estimated uncollectible accounts receivable. The allowance is based on our assessment of known delinquent accounts. Accounts are written off against the allowance account when they are determined to be no longer collectible.

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

Other intangible assets consist primarily of customer relationships, current technology and patents and patent licenses. These assets are recorded at cost and amortized on a straight-line basis over a weighted-average life of 8 years, which approximates the estimated useful lives. Accumulated amortization for these other intangible assets was $13,501,000 and $10,415,000 at December 31, 2006 and 2005, respectively.

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

Advertising. Advertising costs are expensed as incurred. Advertising expenses for the years ended December 31, 2006, 2005 and 2004 totaled $5,857,000, $5,524,000 and $5,117,000, respectively.

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

Warranty. Zebra provides warranty coverage of generally up to one year on printers against defects in material and workmanship. Printheads are warranted for six months and batteries are warranted for three months. A provision for warranty expense is recorded at the time of shipment and adjusted quarterly based on historical warranty experience. The following table is a summary of Zebra’s accrued warranty obligation.

	Year Ended December 31,
Warranty Reserve (in thousands)	2006	2005	2004
Balance at the beginning of the period	$1,922	$1,691	$1,351
Warranty expense during the period	5,792	6,394	3,209
Warranty payments made during the period	(5,464)	(6,163)	(2,869)
Balance at the end of the period	$2,250	$1,922	$1,691

During 2005, Zebra began providing for environmental recycling reserves similar to warranty reserves. In the European Union, we have an obligation in the future to recycle printers.  This reserve is based on all new printers sold after August 13, 2005, and printers sold prior to that date that are returned to us upon our sale of a new printer to a customer. The following is a summary of Zebra’s accrued recycling obligation.

	Year Ended December 31,
Recycling Reserve (in thousands)	2006	2005
Balance at the beginning of the period	$632	$—
Recycling expense during the period	1,373	632
Recycling payments made during the period	—	—
Exchange rate impact	110	—
Balance at the end of the period	$2,115	$632

Fair Value of Financial Instruments. Zebra estimates the fair value of its financial instruments as follows:

Instrument	Method for determining fair value
Cash, cash equivalents, accounts receivable and accounts payable	Cost, which approximates fair value due to the short-term nature of these instruments
Investments in marketable debt securities	Market quotes from independent pricing services
Partnership interests	Cost method, unless Zebra’s ownership interest is greater than 5% of the total portfolio value, then equity method
Foreign currency forward contracts	Estimated using market quoted rates for foreign currency at the balance sheet date
Foreign currency option contracts	Estimated using market quoted rates for foreign currency at the balance sheet date and application of such rates subject to the option terms
Life insurance policies	Cash surrender value

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

Stock-based Compensation. At December 31, 2006, we had two stock-based compensation plans available for future grants, which are described more fully in Note 3. Prior to January 1, 2006, we accounted for these plans using the intrinsic value method in accordance with the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by SFAS No. 123, Accounting for Stock Based Compensation. Accordingly, we recognized no compensation cost as all options granted under these plans had grant prices equal to the market value of the underlying common stock on the date of grant.

Effective January 1, 2006, Zebra adopted SFAS No. 123(R), Share-Based Payment, utilizing the modified retrospective approach, which requires the prior period financial statements to be restated to recognize compensation costs in the amounts previously reported in the pro forma footnote disclosures. Zebra recognizes compensation costs using the straight-line method over the vesting period of 2 to 5 years. The following table summarized the adjustments made to the consolidated financial statements as a result of these restatements:

(In thousands)	December 31, 2005
	As Previously	Share-Based
	Reported	Compensation	As Restated
Selected Balance Sheet Data:
Long-term deferred income tax (liability) asset	$(1,242)	$7,458	$6,216
Additional paid-in capital	93,336	46,097	139,433
Retained earnings	818,092	(38,639)	779,453

(In thousands)	December 31, 2003
	As Previously	Share-Based
	Reported	Compensation	As Restated
Selected Statement of Stockholder’s Equity:
Addtional paid-in capital	61,929	33,360	95,289
Retained earnings	585,846	(27,718)	558,128
Total stockholder’s equity	651,915	5,642	657,557

Additional paid-in capital was adjusted as follows:

	For the Year Ended December 31,
(In thousands)	2005	2006
Selected Statement of Stockholder’s Equity:
Reversal of the tax benefit of stock options exercised, previously recorded in accordance with Accouting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations	$(3,815)	$(6,965)
Additional tax benefit resulting from exercise of options	2,270	4,600

(In thousands, except per share data)	For the Year Ended December 31, 2005
	As Previously Reported	Share-Based Compensation	As Restated
Selected Statement of Earnings Data:
Cost of sales	$348,090	$761	$348,851
Gross profit	354,181	(761)	353,420
Selling and marketing	89,707	1,923	91,630
Research and development	46,000	1,359	47,359
General and administration	59,910	4,140	64,050
Total operating expenses	199,970	7,422	207,392
Operating income	154,211	(8,183)	146,028
Income before income taxes	168,465	(8,183)	160,282
Income taxes	56,862	(2,764)	54,098
Net income	111,603	(5,419)	106,184

Basic earnings per share	$1.56	$(0.07)	$1.49
Diluted earnings per share	$1.55	$(0.08)	$1.47

(In thousands, except per share data)	For the Year Ended December 31, 2004
	As Previously Reported	Share-Based Compensation	As Restated
Selected Statement of Earnings Data:
Cost of sales	$319,895	$1,056	$320,951
Gross profit	343,159	(1,056)	342,103
Selling and marketing	77,062	2,049	79,111
Research and development	37,093	1,516	38,609
General and administration	49,240	3,843	53,083
Total operating expenses	168,086	7,408	175,494
Operating income	175,073	(8,464)	166,609
Income before income taxes	184,548	(8,464)	176,084
Income taxes	63,905	(2,962)	60,943
Net income	$120,643	$(5,502)	$115,141

Basic earnings per share	$1.69	$(0.08)	$1.61
Diluted earnings per share	$1.66	$(0.07)	$1.59

(In thousands)	For the year Ended December 31
	2005	2004
Selected Statment of Cash Flows
Net cash provided by operating activities — as reported	$92,730	$121,284
Change in net income	(5,419)	(5,502)
Change in deferred income taxes	(1,219)	(597)
Change in income taxes payable	2,270	4,600
Stock-based compensation	8,183	8,464
Excess tax benefit from share-based compensation	(2,258)	(5,164)
Reverse tax benefit from exercise of stock options	(3,815)	(6,965)
Net cash provided by operating activities — as restated	$90,472	$116,120

Net cash provided by (used in) financing activities — as reported	$(58,839)	$14,859
Excess tax benefit from share-based compensation	2,258	5,164
Net cash provided by (used in) financing activities — as restated	$(56,581)	$20,023

The impact of compensation expense and the adoption of SFAS No. 123(R) on the Statement of Earnings for the year ended December 31, 2006, was as follows:

Year Ended December 31, 2006 (in thousands)
Cost of sales	$673
Gross profit	(673)
Selling and marketing	1,720
Research and development	1,111
General and administration	4,036
Total operating expenses	6,867
Operating income	(7,540)
Income before income taxes and the cumulative effect of accounting change	(7,540)
Income taxes	(2,556)
Net income before cumulative effect of accounting change	(4,984)
Cumulative effect of accounting change	1,319
Net income	$(3,665)

Basic earnings per share before cumulative effect of accounting change	$(0.07)
Diluted earnings per share before cumulative effect of accounting change	$(0.07)
Basic earnings per share	$(0.05)
Diluted earnings per share	$(0.05)

Prior to adopting SFAS No. 123(R), Zebra presented all tax benefits of deductions resulting from the exercise of stock grants as operating cash flows in the consolidated statements of cash flows. SFAS No. 123(R) requires the cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized (excess tax benefits) to be classified as financing cash flows. As a result, $1,514,000 of excess tax benefits for the year ended December 31, 2006, have been classified as financing cash flows. In accordance with the modified retrospective method of SFAS No. 123(R), the cash flow statement has been restated to show an excess tax benefit of $2,258,000 for the year ended December 31, 2005 and $5,164,000 for the year ended December 31, 2004, as a financing cash flows.

SFAS No. 123(R) requires entities to estimate the number of forfeitures expected to occur and record expense based upon the number of awards expected to vest. Prior to the adoption of SFAS No. 123(R), Zebra accounted for forfeitures as they occurred as permitted under previous accounting standards. The requirement to estimate forfeitures is classified as an accounting change under APB Opinion No. 20, Accounting Changes, which requires a one-time adjustment in the period of adoption. The one-time adjustment (cumulative effect of accounting change) related to the change in estimating forfeitures increased income by $1,319,000, net of applicable taxes, for the year ended December 31, 2006.

Deferred Compensation Plan. Zebra has a deferred compensation plan that permits management and highly compensated employees to defer portions of their compensation. Zebra immediately pays deferred amounts into a Rabbi Trust, and plan participants select a method of investing these funds into hypothetical investments. Zebra tracks the performance of these hypothetical investments in order to determine the value of each participant’s deferral. Zebra accrues the deferred compensation liability in other long-term liabilities as the amount that is actually owed to the participants. Our deferred compensation liability was $6,803,000 as of December 31, 2006, and $5,521,000 as of December 31, 2005. Zebra invests the funds in company owned life insurance policies, in which Zebra is the beneficiary, to fund the ultimate payment of the deferred compensation. These polices are valued at the cash surrender value and are included in other assets.

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

Acquisition Costs. Zebra periodically has external expenditures related to potential acquisitions. These expenditures are recorded as prepaid expenses until such time as Zebra either completes the transaction or abandons the transaction. If the transaction is completed, the costs are treated as part of the cost of the acquisition. If the transaction is abandoned, the costs are expensed during the period in which it is abandoned.

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

In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation will become effective for Zebra during the first quarter of 2007. The impact, if any, of this Interpretation on our financial condition or results of operations has not yet been determined.

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

Note 3 Stock Based Compensation

As of December 31, 2006, Zebra has two active stock option and stock purchase plans, which are described below.

On May 9, 2006, the stockholders of Zebra approved the 2006 Zebra Technologies Corporation Incentive Compensation Plan (the 2006 Plan). The 2006 Plan became effective immediately and superseded the 1997 Stock Option Plan (the 1997 Plan) and the 2002 Non-Employee Director Stock Option Plan (the 2002 Director Plan), except that the prior plans will remain in effect with respect to stock options granted under the prior plans until such options have been exercised, forfeited, cancelled, expired or otherwise terminated in accordance with the terms of such grants. The types of awards available under the 2006 Plan are incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, performance shares and units and performance-based cash bonuses. Employees, directors and consultants of the Company and its subsidiaries would be eligible to participate in the 2006 Plan. As of December 31, 2006, 5,413,033 shares were available for grant, and options for 33,174 shares were outstanding under the 2006 Plan.

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

The 1997 Plan was superseded by the 2006 Plan. As of December 31, 2006, options for 2,242,195 shares were outstanding and exercisable under the 1997 Plan. These options expire on the earlier of (a) ten years following the grant date, (b) immediately if the employee is terminated for cause, (c) ninety days if the employee is terminated involuntarily other than for cause, (d) thirty days if the employee voluntarily terminates his or her employment, or (e) one year if the employee’s employment terminates due to death, disability, or retirement.

The 2002 Director Plan was superseded by the 2006 Plan. As of December 31, 2006, options for 186,068 shares were outstanding and exercisable under the 2002 Director Plan. Unless otherwise provided in an option agreement, options granted under the 2002 Director Plan become exercisable in five equal increments beginning on the date of the grant and on each of the four anniversaries thereafter. All options expire on the earlier of (a) ten years following the grant date, (b) the first anniversary of the termination date of the non-employee director’s directorship for any reason other than those listed in clause (c) below, or (c) the termination of the non-employee director’s directorship by Zebra’s stockholders for cause, or resignation for cause, in each case as defined in the option agreement.

The Board of Directors and stockholders adopted the 2001 Stock Purchase Plan and reserved 1,125,000 shares of Class A Common Stock for issuance under the plan. Under this plan, employees who work a minimum of 20 hours per week may elect to withhold up to 10% of their cash compensation through regular payroll deductions to purchase shares of Class A Common Stock from Zebra over a period not to exceed 12 months at a purchase price per share equal to the lesser of: (1) 85% of the fair market value of the shares as of the date of the grant, or (2) 85% of the fair market value of the shares as of the date of purchase. As of December 31, 2006, 458,464 shares have been purchased under the plan.

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

	2006	2005	2004
Expected dividend yield	0%	0%	0%
Forfeiture rate	7.43%	0%	0%
Volatility	38.30%	38.44%	50%
Risk free interest rate	4.58%	3.74%	3.25%
— Range of interest rates	4.38% - 4.73%	2.36% - 4.50%	NA
Expected weighted-average life	4.58 years	4.83 years	6 years
Fair value of options granted	$5,802,000	$9,701,000	$8,178,000
Weighted-average grant date fair value of options granted	$14.22	$17.16	$24.56

The fair value of the employees’ purchase rights issued under the Stock Purchase Plan are estimated with the following weighted-average assumptions used for purchase rights granted. Expected lives of three months to one year have been used along with these assumptions.

	2006	2005	2004
Fair market value	$34.79	$42.46	$49.76
Option price	$29.57	$36.09	$42.29
Expected dividend yield	0%	0%	0%
Expected volatility	25%	32%	32%
Risk free interest rate	4.54%	2.86%	1.19%

Stock option activity for the years ended December 31, 2006, 2005, and 2004, was as follows:

	2006		2005		2004
Fixed Options	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding at beginning of year	2,548,484	$31.04	2,593,982	$25.37	3,159,243	$21.61
Granted	408,046	43.15	565,200	48.62	333,001	47.37
Exercised	(375,222)	20.85	(422,586)	20.26	(660,466)	18.64
Forfeited	(102,481)	41.29	(184,087)	29.70	(234,838)	24.95
Canceled	(17,390)	46.09	(4,025)	34.51	(2,958)	21.44
Outstanding at end of year	2,461,437	$34.07	2,548,484	$31.04	2,593,982	$25.37
Option exercisable at end of year	1,035,278	$26.49	877,068	$23.11	712,088	$19.77

The following table summarizes information about fixed stock options outstanding at December 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
$10.89-$21.02	244,856	3.12 years	$15.76	244,856	$15.76
$21.02-$24.21	460,469	5.09 years	21.67	276,685	21.65
$24.21-$36.39	609,423	5.44 years	27.12	342,448	27.62
$36.39-$46.18	619,777	8.69 years	44.25	47,347	43.79
$46.18-$53.92	526,912	7.64 years	49.49	123,942	48.75
	2,461,437			1,035,278

	Options Outstanding	Options Exercisable
Aggregate intrinsic value	$15,400,000	$10,762,000
Weighted-average remaining contractual term	6.4 years	4.9 years

As of December 31, 2006, there was $14,358,000 of unearned compensation cost related to stock options granted under the plans. That cost is expected to be recognized over a weighted-average period of 1.5 years.

Note 4 Business Combinations

Swecoin AB. On October 4, 2006, Zebra acquired all of the outstanding stock of Swecoin AB for $2,681,000. Based in Stockholm, Sweden, with a U.S. office in Rhode Island, Swecoin AB is a leading supplier of thermal receipt, ticket and document printers for use in kiosks and other unattended printing applications. The consolidated statements of earnings reflect the results of operations of Swecoin AB since the effective date of the purchase. The pro forma effect of this acquisition was not significant.

The following table (in thousands) summarized the adjusted fair values of the assets acquired and the liabilities assumed at the date of acquisition:

At October 4, 2006
Current assets	$3,948
Property and equipment	235
Intangible assets	1,242
Goodwill	1,557
Total assets acquired	6,982
Current liabilities	(4,301)
Net assets acquired	$2,681

The purchase price was allocated to identifiable tangible assets and intangible assets acquired and liabilities assumed based on their estimated fair values resulting in goodwill of $1,557,000. The intangible assets of $1,242,000 consist mainly of the following:

	Amount	Useful life
Developed technology	$830	5 years
Backlog	42	4 months
Customer relationships	310	6 years
Trade name	60	2.5 years

The goodwill is not deductible for tax purposes.

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

The purchase price was allocated to identifiable tangible assets and intangible assets acquired based on their estimated fair values resulting in goodwill of $6,017,000. The intangible assets of $1,073,000 consist mainly of customer relationships with a useful life of 5 years. The goodwill is fully deductible for tax purposes.

WhereNet Corp. On January 25, 2007, Zebra acquired all of the shares of WhereNet Corp. for $126,000,000, less applicable post-closing price adjustments, if any, and subject to an escrow amount of $13,600,000. Headquartered in Santa Clara, CA, WhereNet provides integrated wireless Real Time Locating Systems (RTLS) to companies primarily in the industrial manufacturing, transportation and logistics, and aerospace and defense sectors. This transaction had no impact on our 2006 financial condition or results of operations.

Note 5 Stockholders’ Equity

Share count and par value data related to stockholders’ equity are as follows:

	December 31 2006	December 31, 2005
Preferred Stock
Par value per share	$0.01	$0.01
Shares authorized	10,000,000	10,000,000
Shares outstanding	—	—
Common Stock—Class A
Par value per share	$0.01	$0.01
Shares authorized	150,000,000	150,000,000
Shares issued	72,151,857	72,151,857
Shares outstanding	68,830,029	70,451,124
Treasury stock
Shares held	3,321,828	1,700,733

During 2006, Zebra sold put options indexed in our own stock that would, if exercised, require us to repurchase 100 shares for each option exercised at a specified strike price. As of December 31, 2006, 2,350 options were outstanding and have an expiration of February 2007. All options have a strike price of $35 per share. If all of the options were to be exercised, Zebra would be required to repurchase 235,000 shares of Class A Common Stock at a total price of $8,225,000.

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

Note 6 Earnings Per Share

For the years ended December 31, 2006, 2005, and 2004, earnings per share before cumulative effect of the accounting change were computed as follows (in thousands, except per-share amounts):

	Year Ended December 31,
	2006	2005 (restated — see Note 2)	2004 (restated — see Note 2)
Basic earnings per share:
Income before cumulative effect of accounting change	$69,627	$106,184	$115,141
Weighted average common shares outstanding	70,516	71,364	71,556
Per share amount	$0.99	$1.49	$1.61

Diluted earnings per share:
Income before cumulative effect of accounting change	$69,627	$106,184	$115,141
Weighted average common shares outstanding	70,516	71,364	71,556
Add: Effect of dilutive securities — stock options	440	636	842
Diluted weighted average and equivalent shares outstanding	70,956	72,000	72,398
Per share amount	$0.98	$1.47	$1.59

For the years ended December 31, 2006, 2005, and 2004, earnings per share after the cumulative effect of the accounting change were computed as follows (in thousands, except per-share amounts):

	Year Ended December 31,
	2006	2005 (restated — see Note 2)	2004 (restated — see Note 2)
Basic earnings per share:
Net income	$70,946	$106,184	$115,141
Weighted average common shares outstanding	70,516	71,364	71,556
Per share amount	$1.01	$1.49	$1.61

Diluted earnings per share:
Net income	$70,946	$106,184	$115,141
Weighted average common shares outstanding	70,516	71,364	71,556
Add: Effect of dilutive securities — stock options	440	636	842
Diluted weighted average and equivalent shares outstanding	70,956	72,000	72,398
Per share amount	$1.00	$1.47	$1.59

The potentially dilutive securities that were excluded from the earnings per share calculation consist of stock options with an exercise price greater than the average market price of the Class A Common Stock. These options were as follows:

	Year Ended December 31,
	2006	2005	2004
Potentially dilutive shares	1,140,689	804,490	13,800

Note 7 Investments and Marketable Securities

We classify our investments in marketable debt securities as available-for-sale in accordance with the classifications defined in SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. As of December 31, 2006, all of our investments in marketable debt securities with maturities greater than one year are classified as long-term in the balance sheet due to our ability to hold them until maturity.

SFAS No. 115 requires that changes in the market value of available-for-sale securities are reflected in the accumulated other comprehensive income caption of stockholders’ equity in the balance sheet, until we dispose of the securities. Once these securities are disposed of, either by sale or maturity, the accumulated changes in market value are transferred to investment income. On the cash flow statements, changes in the balances of available-for-sale securities are included in purchases, sales and maturities of investments under investing activities.

Changes in market value of trading securities would be recorded in investment income as they occur, and the related cash flow statement includes changes in the balances of trading securities as operating cash flows.

All investments in marketable debt securities except the partnership interests are classified as available-for-sale securities. We account for the partnership interests using the cost method until our ownership percentage reaches 5% of the total partnership portfolio value, because at that point we begin using the equity method to account for the partnership interest. During 2006, we reached the 5% threshold on one of our partnership interests. Therefore, we recorded $1,064,000 in equity in earnings related to this partnership interest, which is included in investment income. No other gains or losses on trading securities were recorded in investment income.

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and aggregate fair value of investment securities at December 31, 2006, were as follows (in thousands):

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Available-for-sale:
U.S. government and agency securities	$96,885	$2	$(730)	$96,157
State and municipal bonds	373,998	364	(1,193)	373,169
Corporate bonds	8,199	—	(84)	8,115
Other	1,017	—	—	1,017
	480,099	$366	$(2,007)	$478,458

Partnership interests using cost method	28,653	—	—	28,653
Partnership interests using equity method	10,000	1,064	—	11,064
	$518,752	$1,430	$(2,007)	$518,175

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and aggregate fair value of investment securities at December 31, 2005, were as follows (in thousands):

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Available-for-sale:
U.S. government and agency securities	$63,042	$5	$(1,036)	$62,011
State and municipal bonds	393,760	106	(2,329)	391,537
Corporate bonds	21,202	—	(431)	20,771
Partnership interests	38,653	4,726	—	43,379
Other	920	—	—	920
	$517,577	$4,837	$(3,796)	$518,618

Changes in unrealized gains and losses on available-for-sale securities are included in these financial statements as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004

Changes in unrealized gains and losses on available-for-sale securities, net of tax, recorded in accumulated other comprehensive income	$(1,672)	$444	$(113)

The following table shows the number, aggregate market value and unrealized losses (in thousands) of investments with market values that were less than amortized cost as of December 31, 2006. These lower market values are caused by short-term fluctuations in interest rates and are not a reflection of the credit worthiness of the issuer.  Market values are expected to recover to the amortized cost prior to maturity.

	Unrealized Loss < 12 months			Unrealized Loss > 12 months
	Number of investments	Aggregate Market Value	Unrealized Losses	Number of investments	Aggregate Market Value	Unrealized Losses
Government securities	1	$5,954	$(4)	25	$24,111	$(726)
State and municipal bonds	50	101,851	(396)	84	136,752	(797)
Corporate bonds	2	6,034	(61)	1	1,977	(23)
Total	53	$113,839	$(461)	110	$162,840	$(1,546)

As of December 31, 2005, the number, aggregate market value and unrealized losses (in thousands) of investments with market values that were less than amortized cost were:

	Unrealized Loss < 12 months			Unrealized Loss > 12 months
	Number of investments	Aggregate Market Value	Unrealized Losses	Number of investments	Aggregate Market Value	Unrealized Losses
Government securities	1	$5,921	$(21)	30	$39,212	$(1,014)
State and municipal bonds	57	105,499	(458)	138	224,594	(1,872)
Corporate bonds	4	3,555	(5)	5	15,424	(426)
Total	62	$114,975	$(484)	173	$279,230	$(3,312)

Zebra is a limited partner in four non-registered partnerships. The partnerships seek to provide returns to its partners by making strategic investments in a diversified portfolio of investment funds. Zebra’s investment as a limited partner allows it to have liability protection limited to the amount of its investments in the funds.

The contractual maturities of debt securities at December 31, 2006, were as follows (in thousands):

Fair Value
Due within one year	$208,866
Due after one year through five years	198,873
Due after five year through ten years	18,006
Due after ten years	52,713
$478,458

Using the specific identification method, the proceeds and realized gains on the sales of available-for-sale securities were as follows (in thousands):

	2006	2005	2004
Proceeds	$337,671	$359,711	$319,711
Realized gains	215	364	1,289
Realized losses	(1,385)	(2,060)	(900)
Net realized gains/(losses) included in other comprehensive income as of the end of the prior year	(1,041)	(1,544)	384

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

Lease payments related to the lease, and recorded as a component of all functional areas, were included in the consolidated financial statements as follows (in thousands):

Unique Operating Lease
2006	$2,336
2005	2,336
2004	2,284

Future minimum lease payments related to the lease as of December 31, 2006, are as follows (in thousands):

Unique Operating Lease
2007	$2,336
2008	2,380
2009	2,573
2010	2,753
2011	2,753
Thereafter	6,882
Total minimum lease payments	$19,677

Note 9 Inventories

The components of inventories, net of allowances, are as follows (in thousands):

	December 31,
	2006	2005
Raw material	$49,172	$39,779
Work in process	1,014	134
Finished goods	31,004	23,725
Total inventories	$81,190	$63,638

Inventory reserves (included in above numbers)	$9,866	$7,598

Note 10 Property and Equipment

Property and equipment, which includes assets under capital leases, is comprised of the following (in thousands):

	December 31,
	2006	2005
Buildings	$14,760	$12,184
Land	1,910	1,910
Machinery, equipment and tooling	59,915	50,132
Furniture and office equipment	7,669	7,090
Computers and software	51,650	44,507
Automobiles	14	14
Leasehold improvements	8,345	8,449
Projects in progress	6,659	6,589
	150,922	130,875
Less accumulated depreciation and amortization	(93,491)	(81,232)
Net property and equipment	$57,431	$49,643

Other items related to property and equipment are as follows:

	December 31,
	2006	2005
Unamortized computer software costs	$11,755	$9,559

	Year Ended December 31,
	2006	2005	2004
Amortization of capitalized software	$3,600	$2,938	$2,125
Total depreciation expense charged to income	12,434	10,763	9,686

Note 11 Income Taxes

The geographical sources of income before income taxes and cumulative effect of accounting change were as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004
United States	$86,609	$133,922	$156,320
Outside United States	15,033	26,360	19,764
Total	$101,642	$160,282	$176,084

Zebra’s intention is to permanently reinvest the undistributed earnings of all of our foreign subsidiaries in accordance with APB Opinion No. 23, Accounting for Income Taxes — Special Areas. Accordingly, we have not provided for deferred U.S. income taxes on undistributed earnings of foreign subsidiaries, which totaled approximately $37,400,000 at December 31, 2006 and $33,000,000 at December 31, 2005. Should such earnings be remitted to Zebra, foreign tax credits would be available to substantially offset the U.S. income taxes due upon repatriation.

The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2006	2005	2004
Current:
Federal	$29,376	$42,146	$48,014
State	2,804	4,706	5,531
Foreign	4,560	8,070	6,023
Deferred:
Federal	(3,748)	(766)	1,387
State	(283)	(58)	104
Foreign	—	—	(116)
Total	$32,709	$54,098	$60,943

The provision for income taxes differs from the amount computed by applying the U.S. statutory Federal income tax rate of 35% to income before income taxes. The reconciliation of statutory and effective income taxes is presented below (in thousands):

	Year Ended December 31,
	2006	2005	2004
Provision computed at statutory rate	$36,279	$56,099	$61,629
State income tax (net of Federal tax benefit)	1,412	2,816	3,371
Tax-exempt interest income	(4,378)	(3,301)	(1,767)
Tax benefit of exempt foreign trade income	(1,365)	(1,575)	(1,750)
Domestic manufacturing deduction	(665)	(735)	—
Research and experimental credit	(350)	(350)	(350)
Other	1,776	1,144	(190)
Provision for income taxes	$32,709	$54,098	$60,943

The amounts in the previous two tables include the tax on the cumulative effect of accounting principle of $694,000 for 2006.

Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. Based on management’s assessment, it is more likely than not that the deferred tax assets will be realized through future taxable earnings.

Tax effects of temporary differences that give rise to deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2006	2005
Deferred tax assets:
Deferred rent-building	$240	$216
Capital equipment lease	—	28
Accrued vacation	1,369	1,115
Deferred compensation	2,503	2,078
Inventory items	4,636	4,142
Allowance for doubtful accounts and other receivables	4,057	203
Other accruals	5,217	3,338
FAS 123(R) stock option expense	6,675	7,458
Unrealized loss on securities — FAS 115	617	—
Recognized tax gain on partnership interests	3,863	3,709
Unrealized loss on hedges	341	—
Total deferred tax assets	29,518	22,287

Deferred tax liabilities:
Unrealized gain on securities	—	(306)
Acquisition related items	(182)	(419)
Depreciation and amortization	(7,955)	(7,158)
Total deferred tax liabilities	(8,137)	(7,883)
Net deferred tax assets	$21,381	$14,404

Note 12 Goodwill and Other Intangible Asset Data

Intangible asset data are as follows (in thousands):

	December 31, 2006		December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Current technology	$15,481	$(9,566)	$12,258	$(9,067)
Patent and patent rights	28,247	(2,645)	13,753	(565)
Customer relationships	3,798	(1,290)	3,406	(783)
Total	$47,526	$(13,501)	$29,417	$(10,415)

Unamortized intangible assets
Goodwill	$70,714		$69,097

Aggregate amortization expense
For the year ended December 31, 2005			$2,341 341
For the year ended December 31, 2006	$3,653

Estimated amortization expense
For the year ended December 31, 2007	5,513
For the year ended December 31, 2008	5,503
For the year ended December 31, 2009	5,387
For the year ended December 31, 2010	4,621
For the year ended December 31, 2011	4,276
Thereafter	8,725

During 2006, we acquired intangible assets in the amount of $18,091,000 for customer relationships, current technology, patents and patent rights. These intangible assets will have an estimated useful life of 4 months to 10 years. Also during 2006, we reviewed the usefulness of certain other intangibles and found them to be impaired. As a result of this impairment, we incurred a write-off of net intangibles of $730,000.

During 2006, goodwill increased by $1,617,000 due primarily to the acquisition of Swecoin. See Note 4. The remaining difference is due to foreign currency translations of the Swecoin goodwill.

Included in the acquisition of intangible assets was a payment for the settlement of a lawsuit with Paxar Americas, Inc. A portion, $10,358,000, of this settlement has been applied to future use of patents. This portion of the settlement has been recorded as intangibles and will be amortized over the estimated useful lives of the patents, which range from 4 to 7 years. In some cases, the useful lives may be less than the patent lives. See Note 16 for further discussion of the settlement.

Note 13 Other Assets

Other assets consist of the following (in thousands):

	December 31,
	2006	2005
Cash value of life insurance policies related to the deferred compensation plan (See Note 18)	$5,888	$4,751
Cash value of life insurance policies on key executives	—	21,602
Long-term equity securities	100	100
Deposits	507	312
Other long-term assets	4,625	14,978
Total	$11,120	$41,743

Zebra invested $10,028,000 in life insurance policies on 48 key executives in each of the last three years for a total cost of $30,084,000. These policies were sold during 2006.

Included in other long-term assets at December 31, 2005 was a note receivable from a Zebra reseller for $9,126,000. During 2006, this reseller filed for bankruptcy protection. Accordingly, we have recorded a reserve for the entire balance. See Note 16 for further discussion.

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

Company contributions to these plans, which were charged to operations, approximated the following (in thousands):

	Year Ended December 31,
	2006	2005	2004
401(k)	$2,030	$1,874	$1,771
Profit sharing	1,628	1,775	2,329
Total	$3,658	$3,649	$4,100

Percentage of eligible payroll contributed for profit sharing plan	1.8%	2.4%	3.1%

Note 15 Derivative Instruments

In the normal course of business, portions of Zebra’s operations are subject to fluctuations in currency values. We manage these risks using derivative financial instruments.

Hedging of Net Assets

We use forward contracts and options to manage exposure related to our pound and euro denominated net assets. We record gains and losses on these contracts and options in income each quarter along with the transaction gains and losses related to our net euro asset position. Summary financial information related to these activities follows (in thousands):

	Year ended December 31,
	2006	2005	2004
Change in gains and losses from foreign exchange derivatives	$(73)	$883	$(1,246)
Gain on net foreign currency assets	(562)	403	1,731
Net foreign exchange gain	$(635)	$1,286	$485

	December 31, 2006	December 31, 2005
Notional balance of outstanding contracts:
Pound	£2,660	£3,289
Euro	€17,000	€25,000
Euro/Pound	€22,000	€16,000

Net fair value of outstanding contracts	$(172,000)	$553,000

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

	December 31, 2006	December 31, 2005
Net unrealized gains (losses) deferred in accumulated other comprehensive income:
Gross	$(906)	$999
Income tax (benefit)	(341)	376
Net	$(565)	$623

Notional balance of outstanding contracts	€44,075	€30,750
Hedge effectiveness	100%	100%

	2006	2005	2004
Net gain and (losses) included in revenue for the:
Year ended December 31, 2006	$(873)
Year ended December 31, 2005		$1,617
Year ended December 31, 2004			(1,639)

The above year-to-date gains and losses are the net pretax gains and losses released from other comprehensive income into earnings during these years. We expect to release pretax losses in the amount of $906,000 from other comprehensive income into earnings during 2007 along with gains and losses on similar contracts entered into early in 2007. Currently, the initial duration of our forecasted sales hedge contracts is six months. Effectiveness testing is performed on each contract monthly. We have not experienced any gains or losses due to ineffectiveness. If we were to experience such gains or losses, we would record them as a foreign exchange gain or loss. If we were to cancel or net settle a hedge designated as a cash flow hedge prior to the scheduled settlement date, we would recognize the gain or loss on that settlement immediately as a foreign exchange gain or loss.

Note 16 Commitments and Contingencies

Leases. In September 1989, Zebra entered into a lease agreement for its Vernon Hills facility and certain machinery, equipment, furniture and fixtures with Unique Building Corporation, a related party. The facility portion of the lease is the only remaining portion currently in existence and is treated as an operating lease. An amendment to the lease dated July 1997 added 59,150 square feet and extended the term of the existing lease through June 30, 2014. The lease agreement includes a modification to the base monthly rental, which goes into effect if the prescribed rent payment is less than the aggregate principal and interest payments required to be made by Unique under an Industrial Revenue Bond (IRB).

Minimum future obligations under all non-cancelable operating leases as of December 31, 2006 are as follows (in thousands):

Operating Leases
2007	6,163
2008	5,056
2009	4,816
2010	4,407
2011	4,294
Thereafter	19,833
Total minimum lease payments	$44,569

Rent expense for operating leases charged to operations was as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004
Rent expense	$9,011	$7,822	$6,404

In addition to the related party lease noted above, the operating lease information includes a variety of other properties around the world. These properties are used as manufacturing facilities, distribution centers and sales offices. Lease terms range from six months to 25 years with breaking periods specified in the lease agreements.

Letter of credit. In connection with the lease agreements described above, Zebra has guaranteed Unique’s full and prompt payment under Unique’s letter of credit agreement with a bank. The contingent liability of Zebra under this guaranty as of December 31, 2006 is $700,000, which is the limit of Zebra’s guaranty throughout the term of the IRB.

Legal proceedings. On September 14, 2006, Zebra settled all issues surrounding the litigation with Paxar Americas, Inc., and the case was dismissed with prejudice. Zebra paid Paxar $63,750,000 in exchange for a general release and a fully paid, perpetual, worldwide license to all of the patents in suit, as well as a number of related U.S. and foreign patents that Paxar had not asserted in the suit. The license to sell products in the United States under four U.S. patents not subject to the lawsuit is limited until September 14, 2009. There is no such limitation on the license under the patents in suit. Of the amount paid to Paxar, $10,358,000 was applied to future use of patents based on their estimated fair value and will be amortized over an estimated useful life of 4 to 7 years. The remaining $53,392,000 was recorded as operating expenses in the Consolidated Statement of Earnings (Loss) in the third quarter of 2006.

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

Printherm filed bankruptcy proceedings on August 30, 2004, and the Commercial Court ordered its liquidation on November 30, 2004. The case was put on hold until the Court appointed liquidator filed a submission in August 2005, which started the proceedings again. ZTF filed its answer on November 19, 2005, in anticipation of a Court-ordered December 19, 2005, hearing date. In response to a request by Printherm’s liquidator, the Court postponed the hearing date so as to provide time for Printherm to respond to ZTF’s answer. The hearing has not been scheduled, and we are unsure when it will be scheduled.

On July 3, 2006, a Zebra reseller filed for bankruptcy protection. At the time of the filing, the reseller owed various Zebra subsidiaries a total of $12,065,000. The entire balance due to Zebra is guaranteed by Condor Insurance, a Nevis insurance company, through a United Kingdom insurance broker. During June 2006, Zebra initiated a suit in the U.K. courts to enforce the guarantee. On January 18, 2007, a summary judgment hearing was held in the case. At the conclusion of that hearing, Zebra’s petition for summary judgment was granted, and we were awarded damages of €11,119,000 (approximately $14,650,000). However, we have become aware that Condor’s financial position has deteriorated such that Condor may not be able to pay the judgment awarded to us. Management has reviewed the situation and determined that a loss is probable as defined in SFAS No. 5, Loss Contingencies. Our range of estimated losses ranges from insignificant up to 100%. Our best estimate is that the loss will be at the high end of the range, and we have, therefore, reserved 100% of the balance due. However, we are continuing to take legal action to collect the judgment against the insurance company and reduce Zebra’s loss. If Zebra is able to recover some or all of the loss, we will reverse our reserve and record a gain at that time.

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

	North America	Europe, Middle East & Africa	Latin America	Asia	Total
2006
Net sales	$379,820	$260,125	$53,619	$65,960	$759,524
Long-lived assets	50,077	6,637	22	695	57,431

2005
Net sales	$362,054	$230,365	$46,878	$62,974	$702,271
Long-lived assets	43,448	5,917	7	271	49,643

2004
Net sales	$359,074	$213,559	$38,119	$52,302	$663,054
Long-lived assets	40,415	5,669	3	196	46,283

Net sales by major product category are as follows (in thousands):

	Hardware	Supplies	Service and Software	Shipping and Handling	Cash Flow Hedging Activities	Total
2006	$578,002	$150,709	$25,664	$6,022	$(873)	$759,524
2005	540,679	129,183	25,217	5,575	1,617	702,271
2004	518,556	116,877	24,310	4,950	(1,639)	663,054

Note 18 Deferred Compensation Plan

Zebra offers a deferred compensation plan that permits executive management employees to defer portions of their compensation and to select a method of investing these funds. The salaries that have been deferred since the plan’s inception have been accrued and the only expense, other than salaries, related to this plan is the gain or loss from the changes to the deferred compensation liability, which is charged to compensation expense. To fund this plan, Zebra purchases corporate-owned whole-life insurance contracts on the related employees, of which Zebra is the beneficiary. The following table shows the income, asset and liability amounts related to this plan (in thousands):

	Year ended December 31,
	2006	2005	2004
Gain on cash surrender value of life insurance policies included in investment income	$584	$263	$94

	December 31, 2006	December 31, 2005
Deferred compensation liability included in other long-term liability	$6,803	$5,521
Cash surrender value included in other assets	5,888	4,751

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

The components of other comprehensive income included in the Consolidated Statements of Comprehensive Income are as follows (in thousands):

	Year ended December 31,
	2006	2005	2004
Foreign currency translation adjustments	$7,295	$(6,407)	$3,402

Changes in unrealized gains and (losses) on hedging transactions:
Gross	$(1,905)	$3,230	$(694)
Income tax (benefit)	(717)	1,157	(243)
Net	$(1,188)	$2,073	$(451)

Changes in unrealized holding gains and (losses) on investments classified as available-for-sale:
Gross	$(2,682)	$726	$(174)
Income tax (benefit)	(1,010)	282	(61)
Net	$(1,672)	$444	$(113)

The components of accumulated other comprehensive income (loss) included in the Consolidated Balance Sheets are as follows (in thousands):

	As of
	December 31,	December 31,
	2006	2005
Foreign currency translation adjustments	$8,400	$1,105

Unrealized gains and (losses) on foreign currency hedging activities:
Gross	$(906)	$999
Income tax (benefit)	(341)	376
Net	$(565)	$623

Unrealized gains and (losses) on investments classified as available-for-sale	:
Gross	$(1,641)	$1,041
Income tax (benefit)	(618)	392
Net	$(1,023)	$649

Note 20 Major Customers

ScanSource, Inc. is our most significant customer. Our net sales to ScanSource, an international distributor of Zebra product, as a percent of total net sales were as follows:

	Year ended December 31,
	2006	2005	2004
ScanSource	16.7	15.6	14.1

No other customer accounted for 10% or more of total net sales during these years.

Note 21 Quarterly Results of Operations (unaudited)

(Amounts in thousands, except per share data)

	First	Second	Third	Fourth
2006	Quarter	Quarter	Quarter	Quarter
Net sales	$175,814	$187,421	$186,386	$209,903
Cost of sales	93,116	97,895	98,600	111,493
Gross profit	82,698	89,526	87,786	98,410

Selling and marketing	22,109	23,510	23,467	27,702
Research and engineering	12,035	12,382	11,774	12,768
General and administrative	14,649	15,081	14,642	18,284
Amortization of intangibles	747	723	789	1,394
Litigation settlement	—	—	53,392	—
Insurance receivable write-off	—	—	—	12,543
Total operating expenses	49,540	51,696	104,064	72,691
Operating income (loss)	33,158	37,830	(16,278)	25,719

Investment income (expense)	5,207	4,987	6,008	6,980
Interest expense	(218)	(13)	(5)	(16)
Foreign exchange gain (loss)	110	(380)	457	(822)
Other, net	(448)	(177)	(287)	(170)
Total other income (expense)	4,651	4,417	6,173	5,972

Income (loss) before taxes and cumulative effect of accounting change	37,809	42,247	(10,105)	31,691
Income taxes	13,037	14,575	(5,842)	10,245

Income (loss) before cumulative effect of accounting change	24,772	27,672	(4,263)	21,446
Cumulative effect of accounting change (net of tax of $694)	1,319	—	—	—
Net income (loss)	$26,091	$27,672	$(4,263)	$21,446

Basic earnings (loss) per share before cumulative effect of accounting change	$0.35	$0.39	$(0.06)	$0.31
Diluted earnings (loss) per share before cumulative effect of accounting change	$0.35	$0.39	$(0.06)	$0.30

Basic earnings (loss) per share	$0.37	$0.39	$(0.06)	$0.31
Diluted earnings (loss) per share	$0.37	$0.39	$(0.06)	$0.30

	First	Second	Third	Fourth
2005	Quarter (1)	Quarter (1)	Quarter (1)	Quarter (1)
Net sales	$170,727	$176,614	$175,636	$179,294
Cost of sales	83,599	87,467	88,103	89,682
Gross profit	87,128	89,147	87,533	89,612

Selling and marketing	21,564	23,050	21,291	25,725
Research and engineering	11,052	12,386	11,818	12,103
General and administrative	15,802	17,801	15,631	14,816
Amortization of intangibles	647	387	509	798
Exit costs	1,517	141	283	71
Total operating expenses	50,582	53,765	49,532	53,513
Operating income	36,546	35,382	38,001	36,099

Investment income (expense)	3,277	3,072	3,254	3,814
Interest expense	(3)	(27)	(41)	(8)
Foreign exchange gain (loss)	53	812	334	87
Other, net	(304)	(243)	251	(74)
Total other income (expense)	3,023	3,614	3,798	3,819

Income before taxes	39,569	38,996	41,799	39,918
Income taxes	13,750	13,551	13,724	13,073
Net income	$25,819	$25,445	$28,075	$26,845

Basic earnings per share	$0.36	$0.35	$0.39	$0.38
Diluted earnings per share	$0.36	$0.35	$0.39	$0.38

(1)          Restated for the adoption of SFAS No. 123(R), Share-Based Payment. See Note 2.

ZEBRA TECHNOLOGIES CORPORATION

Schedule II

Valuation and Qualifying Accounts

(Amounts in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions / (Recoveries)	Balance at End of Period
Valuation account for accounts receivable:
Year ended December 31, 2006	$1,116	$2,856	$423	$3,549
Year ended December 31, 2005	1,561	(396)	49	1,116
Year ended December 31, 2004	1,388	368	195	1,561

Valuation accounts for inventories:
Year ended December 31, 2006	$7,598	$8,951	$6,683	$9,866
Year ended December 31, 2005	8,037	4,064	4,503	7,598
Year ended December 31, 2004	6,238	5,653	3,854	8,037

See accompanying report of independent registered public accounting firm.

Note:  2006 amounts include insurance receivable reserves of $2,307,000 in accounts receivable. An additional reserve of $10,236,000 is included in other assets.

Index to Exhibits

3.1(i)		Certificate of Incorporation of the Registrant, as amended.
3.1(ii)		Bylaws of the Registrant, as amended.
4.0	(1)	Specimen stock certificate representing Class A Common Stock.
4.1	(2)	Rights Agreement between the Registrant and Mellon Investor Services, as Rights Agent.
10.1	(3)	1997 Stock Option Plan. +
10.2	(4)	First Amendment to the 1997 Stock Option Plan. +
10.3	(4)	Second Amendment to the 1997 Stock Option Plan. +
10.4	(5)	Third Amendment to the 1997 Stock Option Plan. +
10.5	(6)	Amendment No. Four to the 1997 Stock Option Plan. +
10.6	(1)	Form of Indemnification Agreement between the Registrant and each of its directors.
10.7	(1)	Lease between the Registrant and Unique Building Corporation for the Registrant’s facility in Vernon Hills, Illinois, as amended.
10.8	(3)	Directors’ 1997 Stock Option Plan.+
10.9		Amendment to the lease between the Registrant and Unique Building Corporation for the Registrant’s facility in Vernon Hills, Illinois, dated April 1, 1993.
10.10		Amendment to the lease between the Registrant and Unique Building Corporation for the Registrant’s facility in Vernon Hills, Illinois, dated December 1, 1994.
10.11	(7)	Amendment to the lease between the Registrant and Unique Building Corporation for the Registrant’s facility in Vernon Hills, Illinois, dated June 1, 1996.
10.12	(7)	Amendment to the lease between the Registrant and Unique Building Corporation for the Registrant’s facility in Vernon Hills, Illinois, dated June 2, 1996.
10.13	(8)	Amendment to the lease between the Registrant and Unique Building Corporation for the Registrant’s facility in Vernon Hills, Illinois, dated as of July 1, 1999.
10.14	(9)	2002 Non-Employee Director Stock Option Plan. +
10.15	(9)	Amendment No. 1 to the 2002 Non-Employee Director Stock Option Plan. +
10.16	(10)	2005 Executive Deferred Compensation Plan. +
10.17	(11)	Employment Agreement dated July 17, 1997 and Interoffice Memorandum dated January 27, 1997 between the Registrant and Charles R. Whitchurch. +
10.18	(11)	Employment Agreement between the Registrant and Veraje Anjargolian, dated April 1, 1997. +
10.19	(12)	Employment Agreement between the Registrant and Phil Gerskovich, dated March 10, 2005. +
10.20	(13)	Employment Agreement between the Registrant and Bruce Ralph, dated May 9, 2005. +
10.21	(4)	Form of Stock Option Agreement under the Zebra Technologies Corporation 1997 Stock Option Plan with respect to awards granted prior to February 6, 2006. +
10.22	(9)	Form of Non-Qualified Stock Option Agreement under the Zebra Technologies Corporation 2002 Non-Employee Director Stock Option Plan, with respect to awards granted prior to February 8, 2006. +
10.23	(14)	Form of Stock Option Agreement under the Company’s 1997 Stock Option Plan, with respect to awards granted on or after February 6, 2006. +
10.24	(14)	Form of Non-Qualified Stock Option Agreement under the Company’s 2002 Non-Employee Director Stock Option Plan, with respect to awards granted on or after February 8, 2006. +
10.25	(15)	Form of Non-Qualified Stock Option Agreement under the Company’s 2006 Incentive Compensation Plan. +
10.26	(15)	Form of Restricted Stock Agreement under the Company’s 2006 Incentive Compensation Plan for retention grants to executive officers other than Messrs. Kaplan and Cless. +
10.27	(15)	Form of Special Separation Agreements between the Registrant and each of the Registrant’s executive officers other than Messrs. Kaplan and Cless. +
10.28	(16)	Settlement Agreement with Paxar Americas, Inc., dated September 14, 2006.
10.29	(17)	2006 Incentive Compensation Plan. +
10.30	(18)	WhereNet Corp. 1997 Stock Option Plan.
10.31	(19)	2006 Management Bonus Plan. +
21.0		Subsidiaries of the Registrant.
23.1		Consent of Ernst & Young LLP, independent registered public accounting firm.
23.2		Consent of KPMG LLP, independent registered public accounting firm.
31.1		Certification pursuant to Rule 13a-14(a)/15d-14(a).
31.2		Certification pursuant to Rule 13a-14(a)/15d-14(a).
32.1		Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Registration Statement on Form S-1, as amended, File No. 33-41576, and incorporated herein by reference.
(2)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Form 10-Q for the quarterly period ended March 30, 2002, and incorporated herein by reference.
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

(12)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Current Report on Form 8-K filed on March 11, 2005, and incorporated herein by reference.
(13)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Current Report on Form 8-K filed on May 10, 2005, and incorporated herein by reference.
(14)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Current Report on Form 8-K filed on February 10, 2006, and incorporated herein by reference.
(15)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Current Report on Form 8-K filed on October 26, 2006, and incorporated herein by reference.
(16)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Current Report on Form 8-K filed on September 19, 2006, and incorporated herein by reference.
(17)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Current Report on Form 8-K filed on May 15, 2006, and incorporated herein by reference.
(18)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Registration Statement on Form S-8, File No. 333-140207, and incorporated herein by reference.
(19)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Current Report on Form 8-K filed on July 18, 2006, and incorporated herein by reference.
+	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.