Form 10-Q
period 2007-03-31
ZEBRA TECHNOLOGIES CORP/DE
filed 2007-05-04
CIK 877212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Check one:

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒

As of April 30, 2007, there were the following shares outstanding:

Class A Common Stock, $.01 par value 69,075,356

ZEBRA TECHNOLOGIES CORPORATION

QUARTER ENDED MARCH 31, 2007

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	March 31, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$41,330	$41,014
Investments and marketable securities	143,906	219,930
Accounts receivable, net	136,867	122,540
Inventories, net	79,560	81,190
Deferred income taxes	14,177	9,464
Prepaid expenses	5,973	5,552

Total current assets	421,813	479,690

Property and equipment at cost, less accumulated depreciation and amortization	59,596	57,431
Long-term deferred income taxes	28,983	11,917
Goodwill	151,147	70,714
Other intangibles, net	60,841	34,025
Long-term investments and marketable securities	267,249	298,245
Other assets	11,425	11,120

Total assets	$1,001,054	$963,142

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,975	$28,980
Accrued liabilities	39,122	43,191
Income taxes payable	13,032	2,683

Total current liabilities	78,129	74,854
Deferred rent	687	638
Other long-term liabilities	11,110	9,969

Total liabilities	89,926	85,461

Stockholders’ equity:
Preferred Stock	—	—
Class A Common Stock	722	722
Additional paid-in capital	137,421	139,083
Treasury stock	(110,870)	(119,335)
Retained earnings	877,115	850,399
Accumulated other comprehensive income	6,740	6,812

Total stockholders’ equity	911,128	877,681

Total liabilities and stockholders’ equity	$1,001,054	$963,142

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31, 2007	April 1, 2006
Net sales	$208,576	$175,814
Cost of sales	108,786	93,116

Gross profit	99,790	82,698

Operating expenses:
Selling and marketing	28,164	22,109
Research and development	14,185	12,035
General and administrative	17,932	14,649
Amortization of intangible assets	2,323	747
Acquired in-process research and development	1,853	—

Total operating expenses	64,457	49,540

Operating income	35,333	33,158

Other income (expense):
Investment income	5,304	5,207
Interest expense	(10)	(218)
Foreign exchange gains	175	110
Other, net	86	(448)

Total other income	5,555	4,651

Income before income taxes and cumulative effect of accounting change	40,888	37,809
Income taxes	14,172	13,037

Income before cumulative effect of accounting change	26,716	24,772

Cumulative effect of accounting change (net of tax effect of $694)	—	1,319

Net income	$26,716	$26,091

Basic earnings per share before cumulative effect of accounting change	$0.39	$0.35
Diluted earnings per share before cumulative effect of accounting change	$0.39	$0.35

Basic earnings per share	$0.39	$0.37
Diluted earnings per share	$0.39	$0.37

Basic weighted average shares outstanding	68,908	70,566
Diluted weighted average and equivalent shares outstanding	69,367	71,119

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	Three Months Ended
	March 31, 2007	April 1, 2006
Net income	$26,716	$26,091
Other comprehensive income (loss):
Foreign currency translation adjustment	(179)	385
Changes in unrealized losses on hedging transactions, net of tax benefit	(81)	(527)
Changes in unrealized gains and (losses) on investments, net of tax (benefit)	188	(3,571)

Comprehensive income	$26,644	$22,378

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Three Months Ended
	March 31, 2007	April 1, 2006
Cash flows from operating activities:
Net income	$26,716	$26,091
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,853	3,669
Stock-based compensation	3,338	1,511
Excess tax benefit from share-based compensation	(479)	(1,285)
Cumulative effect of accounting change (net of tax)	—	(1,319)
Acquired in-process research and development	1,853	—
Deferred income taxes	(1,097)	94
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(7,065)	(4,298)
Inventories	2,779	(2,817)
Other assets	(99)	963
Accounts payable	(12,275)	(2,225)
Accrued liabilities	(4,318)	(875)
Income taxes payable	10,815	7,034
Other operating activities	834	(920)

Net cash provided by operating activities	26,855	25,623

Cash flows from investing activities:
Purchases of property and equipment	(5,333)	(4,836)
Acquisition of businesses acquired, net of cash acquired	(127,200)	—
Purchases of investments and marketable securities	(166,285)	(275,517)
Maturities of investments and marketable securities	195,424	183,300
Sales of investments and marketable securities	78,069	55,284

Net cash used in investing activities	(25,325)	(41,769)

Cash flows from financing activities:
Purchase of treasury stock	(6,048)	—
Proceeds from exercise of stock options and stock purchase plan purchases	4,337	6,893
Excess tax benefit from share-based compensation	479	1,285

Net cash provided by (used in) financing activities	(1,232)	8,178

Effect of exchange rate changes on cash	18	(110)

Net increase (decrease) in cash and cash equivalents	316	(8,078)
Cash and cash equivalents at beginning of period	41,014	25,621

Cash and cash equivalents at end of period	$41,330	$17,543

Supplemental disclosures of cash flow information:
Interest paid	$10	$218
Income taxes paid	4,357	3,442

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Basis of Presentation

Management prepared these unaudited interim consolidated financial statements for Zebra Technologies Corporation and subsidiaries (Zebra) according to the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial information. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles (GAAP) for complete financial statements. Therefore, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in Zebra’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

The consolidated balance sheet as of December 31, 2006, in this Form 10-Q is taken from the audited consolidated balance sheet in our Form 10-K. These interim financial statements include all adjustments necessary to present fairly Zebra’s consolidated financial position as of March 31, 2007, the consolidated results of operations for the three months ended March 31, 2007 and April 1, 2006, and cash flows for the three months ended March 31, 2007 and April 1, 2006. These results, however, are not necessarily indicative of results for the full year.

Note 2—Stock-Based Compensation

As of March 31, 2007, Zebra has two stock option and stock purchase plans available for future grants. Prior to January 1, 2006, we accounted for option grants using the intrinsic value method in accordance with the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by SFAS No. 123, Accounting for Stock Based Compensation. Accordingly, we recognized no compensation cost as all options granted under these plans had grant prices equal to the market value of the underlying common stock on the date of grant and the number of shares was fixed.

Effective January 1, 2006, Zebra adopted SFAS No. 123(R), Share-Based Payments, utilizing the modified retrospective approach, which requires the prior period financial statements to be restated to recognize compensation costs in the amounts previously reported in the pro forma footnote disclosures. Zebra recognizes compensation costs using the straight-line method over the vesting period of 2 to 5 years. Compensation costs were as follows:

For the three months ended March 31, 2007	$3,338
For the three months ended April 1, 2006	1,511

SFAS No. 123(R) requires the cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized (excess tax benefits) to be classified as financing cash flows in the statement of cash flows. As a result, $479,000 of excess tax benefits for the three months ended March 31, 2007, have been classified as financing cash flows. The excess tax benefits for the three months ended April 1, 2006 was $1,285,000.

For purposes of calculating the compensation cost consistent with SFAS No. 123(R), the fair value is estimated on the date of grant using a binomial model. Volatility is based on an average of the implied volatility in the open market and the annualized volatility of Zebra’s stock prices over our entire stock history. The following table shows the weighted-average assumptions used for stock option grants as well as the fair value of the options granted based on those assumptions:

	Three months ended
	March 31, 2007	April 1, 2006
Expected dividend yield	0%	0%
Forfeiture rate	7.43%	7.43%
Volatility	38.30%	38.30%
Risk free interest rate	4.58%	4.58%
- Range of interest rates	4.38% - 4.73%	4.38% - 4.73%
Expected weighted-average life	4.58 years	4.58 years
Fair value of options granted	$985,000	$5,424,000
Weighted-average grant date fair value of options granted	$11.63	$14.47

In accordance with the WhereNet acquisition agreement, we assumed the existing unvested WhereNet stock options and made them exercisable for Zebra common stock. These new options have vesting dates that range from February 6, 2007 through October 23, 2010. The following table shows the weighted-average assumptions used for these grants as well as the fair value of these grants based on those assumptions:

Expected dividend yield	0%
Forfeiture rate	0%
Volatility	35.23%
Risk free interest rate	4.85%
Expected weighted-average life	4.08 years
Fair value of options granted	$4,345,000
Weighted-average grant date fair value of options granted	$32.77

The fair value of the employees’ purchase rights issued under the Stock Purchase Plan are estimated using the following weighted-average assumptions for purchase rights granted. Expected lives of three months to one year have been used along with these assumptions.

	Three months ended
	March 31, 2007	April 1, 2006
Fair market value	$38.61	$42.85
Option price	$29.57	$36.42
Expected dividend yield	0%	0%
Expected volatility	23%	22%
Risk free interest rate	4.89%	3.99%

Stock option activity for the period ended March 31, 2007, was as follows:

	2007
Fixed Options	Shares	Weighted-Average Exercise Price
Outstanding at beginning of year	2,460,367	$34.08
Granted	84,677	34.84
Transferred in from WhereNet	132,592	2.27
Exercised	(186,938)	20.04
Forfeited	(60,847)	40.06

Outstanding at end of period	2,429,851	$33.30
Options exercisable at end of period	1,329,057	$29.15

The following table summarizes information about fixed stock options outstanding at March 31, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
$ 1.29-$18.17	306,031	4.82 years	$10.06	193,277	$14.60
$ 18.17-$25.23	667,672	5.28 years	23.19	561,505	22.81
$ 25.23-$42.50	399,520	5.93 years	31.97	232,642	29.62
$ 42.50-$46.18	555,675	8.51 years	44.65	126,386	44.99
$ 46.18-$53.92	500,953	7.38 years	49.42	215,247	48.94

	2,429,851			1,329,057

	Options Outstanding	Options Exercisable
Aggregate intrinsic value	$21,761,717	$15,621,891
Weighted-average remaining contractual term	6.5 years	5.3 years

As of March 31, 2007, there was $17,140,000 of unearned compensation cost related to stock options granted under the plans. That cost is expected to be recognized over a weighted-average period of 1.9 years.

Note 3 – Inventories

The components of inventories are as follows (in thousands):

	March 31, 2007	December 31, 2006
Raw materials	$46,053	$49,172
Work in process	1,102	1,014
Finished goods	32,405	31,004

Total inventories	$79,560	$81,190

Note 4 – Business Combinations

WhereNet Corp. On January 25, 2007, Zebra acquired all of the outstanding stock of WhereNet Corp. for $127,200,000, which is net of cash acquired and transaction costs. Headquartered in Santa Clara, CA, WhereNet provides integrated wireless Real Time Locating Systems (RTLS) to companies primarily in the industrial manufacturing, transportation and logistics, and aerospace and defense sectors. The consolidated statements of earnings reflect the results of operations of WhereNet since the effective date of the purchase. The pro forma impact of this acquisition was not significant.

The following table (in thousands) summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition based on preliminary third party valuations. Therefore, the allocation of the purchase price is subject to refinement.

At January 25, 2007
Current assets	$9,254
Deferred tax assets	20,686
Property and equipment	360
Intangible assets	30,616
Goodwill	80,530

Total assets acquired	$141,446

Current liabilities	(14,246)

Net assets acquired	$127,200

The purchase price was allocated to identifiable tangible and intangible assets acquired and liabilities assumed based on their estimated fair values resulting in goodwill of $80,530,000. A net operating loss of $30,513,000 is included in the deferred tax assets. The intangible assets of $30,616,000 consist mainly of the following:

	Amount	Useful life
Developed technology	$14,978	6 years
Customer relationships	12,324	10 years
Backlog	1,461	1 year
Acquired in-process research and development	1,853	N/A

The acquired in-process research and development of $1,853,000 was written-off at the date of the acquisition in accordance with FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method. Acquired in-process technology is stated separately in the operating expense section of the consolidated statements of earnings.

The goodwill is not deductible for tax purposes.

Note 5 – Investments and Marketable Securities

We classify the majority of our investments in marketable debt securities as available-for-sale in accordance with the classifications defined in SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. As of March 31, 2007, all of our investments in marketable debt securities with maturities greater than one year are classified as long-term in the balance sheet due to our ability and intent to hold them until maturity.

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

Changes in market value of trading securities would be recorded in investment income as they occur, and the related cash flow statement would include changes in the balances of trading securities as operating cash flows.

All investments are either marketable debt securities or partnership interests We account for marketable debt securities as available-for-sale securities. We account for the partnership interests using the cost method until our ownership percentage reaches 5% of the total partnership portfolio value, because at that point we begin using the equity method to account for them. During 2006, we reached the 5% threshold on one of our partnership interests. For the three months ended March 31, 2007, we recorded $372,000 in equity in earnings related to this partnership interest, which is included in investment income. No other gains or losses on trading securities were recorded in investment income.

Change in unrealized gains and losses on available-for-sale securities are included in these financial statements as follows (in thousands):

	Three Months Ended
	March 31, 2007	April 1, 2006
Changes in unrealized gains and losses on available- for-sale securities, net of tax, recorded in accumulated other comprehensive income	$188	$(3,571)

Note 6—Stockholders’ Equity

Share count and par value data related to stockholders’ equity are as follows:

	March 31, 2007	December 31, 2006
Preferred Stock
Par value per share	$0.01	$0.01
Shares authorized	10,000,000	10,000,000
Shares outstanding	—	—
Common Stock - Class A
Par value per share	$0.01	$0.01
Shares authorized	150,000,000	150,000,000
Shares issued	72,151,857	72,151,857
Shares outstanding	69,052,489	68,830,029
Treasury stock
Shares held	3,099,368	3,321,828

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

•	Unrealized gains (losses) on investments classified as available-for-sale are deferred from income statement recognition until the gains or losses are realized. See Note 5 above for more details.

The components of other comprehensive income included in the Consolidated Statements of Comprehensive Income are as follows (in thousands):

	Three Months Ended
	March 31, 2007	April 1, 2006
Foreign currency translation adjustments	$(179)	$385

Changes in unrealized losses on foreign currency hedging activities:
Gross	$(130)	$(845)
Income tax benefit	(49)	(318)

Net	$(81)	$(527)

Changes in unrealized gains and (losses) on investments classified as available-for-sale:
Gross	$302	$(5,726)
Income tax (benefit)	114	(2,155)

Net	$188	$(3,571)

The components of accumulated other comprehensive income (loss) included in the Consolidated Balance Sheets are as follows (in thousands):

	As of
	March 31, 2007	December 31, 2006
Foreign currency translation adjustments	$8,221	$8,400

Unrealized losses on foreign currency hedging activities:
Gross	$(1,036)	$(906)
Income tax benefit	(390)	(341)

Net	$(646)	$(565)

Unrealized gains and (losses) on investments classified as available-for-sale:
Gross	$(1,339)	$(1,641)
Income tax (benefit)	(504)	(618)

Net	$(835)	$(1,023)

Note 8—Earnings Per Share

Earnings per share before cumulative effect of accounting change were computed as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2007	April 1, 2006
Basic earnings per share:
Net income before cumulative effect of accounting change	$26,716	$24,772

Weighted average common shares outstanding	68,908	70,566

Per share amount	$0.39	$0.35

Diluted earnings per share:
Net income before cumulative effect of accounting change	$26,716	$24,722

Weighted average common shares outstanding	68,908	70,566
Add: Effect of dilutive securities – stock options	459	553

Diluted weighted average and equivalent shares outstanding	69,367	71,119

Per share amount	$0.39	$0.35

Earnings per share after the cumulative effect of the accounting change were computed as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2007	April 1, 2006
Basic earnings per share:
Net income	$26,716	$26,091

Weighted average common shares outstanding	68,908	70,566

Per share amount	$0.39	$0.37

Diluted earnings per share:
Net income	$26,716	$26,091

Weighted average common shares outstanding	68,908	70,566
Add: Effect of dilutive securities – stock options	459	553

Diluted weighted average and equivalent shares outstanding	69,367	71,119

Per share amount	$0.39	$0.37

Potentially dilutive securities that were excluded from the earnings per share calculation consist of stock options with an exercise price greater than the average market price of the Class A common stock. These options were as follows:

	Three Months Ended
	March 31, 2007	April 1, 2006
Potentially dilutive shares	1,107,000	878,000

Note 9—Goodwill and Other Intangible Asset Data

Intangible asset data are as follows (in thousands):

	March 31, 2007		December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Current technology	$30,441	$(10,360)	$15,481	$(9,566)
Patent and patent rights	28,647	(3,579)	28,247	(2,645)
Customer relationships	17,575	(1,883)	3,798	(1,290)

Total	$76,663	$(15,822)	$47,526	$(13,501)

Unamortized intangible assets
Goodwill	$151,147		$70,714

Aggregate amortization expense
For the year ended December 31, 2006			$3,653
For the three months ended March 31, 2007	$2,323

Estimated amortization expense
For the year ended December 31, 2007	10,299
For the year ended December 31, 2008	9,390
For the year ended December 31, 2009	9,153
For the year ended December 31, 2010	8,387
For the year ended December 31, 2011	8,043
Thereafter	17,892

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

If we believe that one or more of the above indicators of impairment have occurred and the undiscounted cash flow test is failed, we measure impairment based on a projected discounted cash flow methodology using a discount rate that incorporates the risk inherent in the cash flows.

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

Hedging of Net Assets

We use forward contracts and options to manage exposure related to our pound and euro denominated net assets. We record gains and losses on these contracts and options in income each quarter along with the transaction gains and losses related to our net euro asset position, which would ordinarily offset each other. Summary financial information related to these activities follows (in thousands):

	Three Months Ended
	March 31, 2007	April 1, 2006
Change in gains and (losses) from foreign exchange derivatives	$(223)	$(676)
Gain (loss) on net foreign currency assets	398	786

Net foreign exchange gain	$175	$110

	As of
	March 31, 2007	December 31, 2006
Notional balance of outstanding contracts:
Pound/US dollar	£2,500	£2,660
Euro/US dollar	€20,000	€17,000
Euro/Pound	€13,000	€22,000

Net fair value of outstanding contracts	$1,134	$(172)

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

	As of
	March 31, 2007	December 31, 2006
Net unrealized losses deferred in other comprehensive income:
Gross	$(1,036)	$(906)
Income tax benefit	(390)	(341)

Net	$(646)	$(565)

Notional balance of outstanding contracts	€45,500	€44,075
Hedge effectiveness	100%	100%

	2007	2006
Net gains and (losses) included in revenue for the:
Three months ended March 31, 2007	$(135)
Three months ended April 1, 2006		$372

Note 11—Contingencies

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

Printherm filed bankruptcy proceedings on August 30, 2004, and the Commercial Court ordered its liquidation on November 30, 2004. The case was put on hold until the Court appointed liquidator filed a submission in August 2005, which started the proceedings again. ZTF filed its answer on November 19, 2005, in anticipation of a Court-ordered December 19, 2005, hearing date. In response to a request by Printherm’s liquidator, the Court postponed the hearing date so as to provide time for Printherm to respond to ZTF’s answer. The hearing has not been scheduled and we are unsure when it will be scheduled

On July 3, 2006, a Zebra reseller filed for bankruptcy protection. At the time of the filing, the reseller owed various Zebra subsidiaries a total of $12,065,000. The entire balance due to Zebra is guaranteed by Condor Insurance, a Nevis insurance company, through a United Kingdom insurance broker. During June 2006, Zebra initiated a suit in the U.K. courts to enforce the guarantee. On January 18, 2007, a summary judgment hearing was held in the case. At the conclusion of that hearing, Zebra’s petition for summary judgment was granted, and we were awarded damages of €11,119,000 (approximately $14,650,000). However, we have become aware that Condor’s financial position has deteriorated such that Condor may not be able to pay the judgment awarded to us. Management has reviewed the situation and determined that a loss is probable as defined in SFAS No. 5, Loss Contingencies. Our range of estimated losses ranges from insignificant up to 100%. Our best estimate is that the loss will be at the high end of the range, and we have, therefore, reserved 100% of the balance due. However, we are continuing to take legal action to collect the judgment against the insurance company and reduce Zebra’s loss. If Zebra is able to recover some or all of the loss, we will reverse our reserve and record a gain at that time.

Note 12—Warranty. Zebra provides warranty coverage of generally of up to one year on printers against defects in material and workmanship. Printheads are warranted for six months and batteries are warranted for three months. A provision for warranty expense is recorded at the time of shipment and adjusted quarterly based on historical warranty experience. The following is a summary of Zebra’s accrued warranty obligation.

	Three Months Ended March 31, 2007	Three Months Ended April 1, 2006
Balance at the beginning of the year	$2,250	$1,922
Warranty expense year-to-date	1,661	1,402
Warranty payments made year-to-date	(879)	(1,262)

Balance at the end of the period	$3,032	$2,062

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

	Three Months Ended March 31, 2007	Three Months Ended April 1, 2006
Balance at the beginning of the year	$2,115	$632
Recycling expense year-to-date	437	365
Recycling payments made year-to-date	—	—
Exchange rate impact	(6)	(50)

Balance at the end of the period	$2,546	$947

Note 13—Income Taxes

On January 1, 2007, we adopted Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109”. According to FIN No. 48, we identified, evaluated, and measured the amount of income tax benefits to be recognized for all of our income tax positions. The net income tax assets recognized under FIN No. 48 did not differ from the net assets recognized before adoption, and, therefore, we did not record an adjustment related to the adoption of FIN No. 48. Zebra did not have any unrecognized tax benefits as of March 31, 2007 and do not expect any significant changes in unrecognized tax benefits during the next 12 months.

Zebra has concluded all U.S. federal income tax audits for years through 2003. The tax years 2002 through 2006 remain open to examination by multiple state taxing jurisdictions. Foreign tax audits have been completed for year through 2003.

Zebra’s continuing practice is to recognize interest and/or penalties related to income tax matters as part of income tax expense. For the quarter ended March 31, 2007, we did not accrue any interest or penalties into income tax expense.

Note 14—New Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities (as well as certain non-financial instruments) at fair value (the “fair value option”). The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, the Statement specifies that all subsequent changes in fair value for that instrument shall be reported in earnings. This Statement is effective for Zebra for the fiscal year ending December 31, 2008. We have not yet determined the effect this Statement will have on our operations or financial position.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net sales for the first quarter of 2007, compared with the first quarter of 2006, advanced 18.6% on the strength of sales in North America and our Europe, Middle East and Africa region, our two largest geographic territories. Continued robust sales growth of our established printer and supplies lines were supplemented by sales from WhereNet, which we acquired in January 2007, and Swecoin, which we acquired in October 2006. Gross profit margin increased, as we benefited from favorable exchange rate movements, favorable changes in product mix and lower manufacturing variances. Higher operating expenses resulted from the addition of personnel related to the WhereNet and Swecoin acquisitions, in addition to increased expenditures on advertising, market development funding and information technology. We also incurred a one-time write-off for acquired in-process technology associated with the WhereNet acquisition, as well as higher expenses related to stock options expensing.

Results of Operations: First Quarter of 2007 versus first Quarter of 2006

Sales

Sales by product category, percent change, and percent of total sales for the three months ended March 31, 2007, and April 1, 2006, were (in thousands, except percentages):

	Three Months Ended		Percent Change	Percent of Total Sales - 2007	Percent of Total Sales - 2006
Product Category	March 31, 2007	April 1, 2006
Hardware	$159,588	$133,468	19.6	76.5	75.9
Supplies	38,081	34,326	10.9	18.3	19.5
Service and software	9,394	6,231	50.8	4.5	3.5
Shipping and handling	1,648	1,417	16.3	0.8	0.9
Cash flow hedging activities	(135)	372	NM	(0.1)	0.2

Total sales	$208,576	$175,814	18.6	100.0	100.0

Sales to customers by geographic region, percent changes and percent of total sales for the three months ended March 31, 2007, and April 1, 2006, were (in thousands, except percentages):

	Three Months Ended		Percent Change	Percent of Total Sales - 2007	Percent of Total Sales - 2006
Geographic Region	March 31, 2007	April 1, 2006
Europe, Middle East and Africa	$74,575	$60,681	22.9	35.8	34.5
Latin America	12,523	12,919	(3.1)	6.0	7.3
Asia-Pacific	16,972	15,227	11.5	8.1	8.7

Total International	104,070	88,827	17.2	49.9	50.5
North America	104,506	86,987	20.1	50.1	49.5

Total sales	$208,576	$175,814	18.6	100.0	100.0

Favorable business trends in North America and international regions overall contributed to the quarterly sales growth. Strength within our historical printer and supplies product lines was supplemented by product and service revenue from WhereNet and Swecoin, which were acquired in January 2007 and October 2006. North American sales in particular benefited from the acquisition of WhereNet, which currently generates its sales predominantly in the United States. These business trends are also reflected in hardware sales, which increased 19.6% for the quarter on record printer unit volume shipments.

New printer products (defined as printers released within 18 months prior to the end of the applicable fiscal period) accounted for 11.5% of printer sales in the first quarter of 2007, compared with 14.4% of printer sales in the first quarter of 2006 and 12.2% for the fourth quarter of 2006.

Our international sales are denominated in multiple currencies, primarily the dollar, pound and euro. This directly causes our reported sales to be subject to fluctuations based on changes in currency rates. We estimate that favorable foreign exchange movements of the euro and the pound versus the dollar had a positive impact of $5,684,000 on sales during the first quarter.

We currently hedge a portion of anticipated euro-denominated sales to partially protect Zebra against exchange rate movements. For the first quarter, this program resulted in a loss of $135,000. See Note 10 to the Consolidated Financial Statements included in this Report for a more detailed discussion of this hedging program.

Printer unit volumes and average selling price information is summarized below:

	Three Months Ended
	March 31, 2007	April 1, 2006	Percent Change
Total printers shipped	229,031	191,949	19.3
Average selling price of printers shipped	$568	$591	(3.9)

For the first quarter of 2007, unit volumes increased in nearly all product lines compared to the first quarter of 2006 with notable volume increases in the desktop and mobile printers. The average selling price decline is primarily related to higher sales growth of these lower-priced printers compared with the product mix for the first quarter of 2006.

Gross Profit

Gross profit information is summarized below (in thousands, except percentages):

	Three Months Ended
	March 31, 2007	April 1, 2006	Percent Change
Gross Profit	$99,790	$82,698	20.7
Gross Margin	47.8	47.0

Gross profit margin was affected by favorable foreign currency movements, which increased first quarter gross profit by $4,606,000. Gross profit margin improvements were also a result of manufacturing variances and product mix.

Selling and Marketing Expenses

Selling and marketing expenses are summarized below (in thousands, except percentages):

	Three Months Ended
	March 31, 2007	April 1, 2006	Percent Change
Selling and marketing expenses	$28,164	$22,109	27.4
Percent of sales	13.5	12.6

We continue to invest heavily in demand-generating activities to build brand equity in our core product lines as well as in the emerging area of radio frequency identification (RFID). During the first quarter of 2007, selling and marketing expenses increased due to higher payroll costs of $2,912,000, which was predominantly related to our acquisitions of Swecoin and WhereNet. In addition, advertising expenses and market development funding increased $1,843,000 and travel costs increased $323,000.

Research and Development Costs

The development of new products and enhancement of existing products are important to Zebra’s business and growth prospects. To maintain and build our product pipeline, we made investments in research and development, summarized below (in thousands, except percentages):

	Three Months Ended
	March 31, 2007	April 1, 2006	Percent Change
Research and development costs	$14,185	$12,035	17.9
Percent of sales	6.8	6.8

Quarterly product development expenses fluctuate widely depending on the status of on-going projects. We are committed to a long-term strategy of significant investment in product development. For the first quarter of 2007, payroll and benefits increased by $1,417,000 and professional services costs increased by $669,000 in relation to the first quarter of 2006.

General and Administrative Expenses

General and administrative expenses are summarized in the table below (in thousands, except percentages):

	Three Months Ended
	March 31, 2007	April 1, 2006	Percent Change
General and administrative expenses	$17,932	$14,649	22.4
Percent of sales	8.6	8.3

For the first quarter of 2007, the increase in general and administrative expenses compared to the first quarter of 2006 is related to higher payroll and benefits of $2,718,000, which includes increased SFAS No. 123(R) compensation expense of $965,000. Information system costs also increased $1,017,000 and legal expenses decreased $907,000.

Operating Income

Operating income is summarized in the following table (in thousands, except percentages):

	Three Months Ended
	March 31, 2007	April 1, 2006	Percent Change
Operating income	$35,333	$33,158	6.6
Percent of sales	16.9	18.9

Non-operating Income and Expenses

Zebra’s non-operating income and expense items are summarized in the following table (in thousands):

	Three Months Ended
	March 31, 2007	April 1, 2006
Investment income	$5,304	$5,207
Interest expense	(10)	(218)
Foreign exchange gain	175	110
Other, net	86	(448)

Total other income	$5,555	$4,651

Rate of Return Analysis:
Average cash and marketable securities balances	$506,326	$556,881
Annualized rate of return	4.2%	3.7%

Income Taxes

The effective income tax rate for the first quarter of 2007 increased to 34.7% compared to 34.5% for the same period last year.

Net Income before Cumulative Effect of Accounting Change

Zebra’s net income before cumulative effect of accounting change is summarized below (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2007	April 1, 2006
Net income before cumulative effect of accounting change	$26,716	$24,772
Diluted earnings per share	$0.39	$0.35

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

Net Income

Zebra’s net income is summarized below (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2007	April 1, 2006
Net income	$26,716	$26,091
Diluted earnings per share	$0.39	$0.37

Liquidity and Capital Resources

During the first quarter of 2007, Zebra purchased WhereNet Corp. for $127,200,000. As a result, Zebra’s cash and investment balances have decreased during the quarter. As of March 31, 2007, Zebra had $452,485,000 in cash, cash equivalents, investments and marketable securities, compared with $559,189,000 at December 31, 2006. Factors affecting cash and investment balances during the first three months of 2007 include (note that changes discussed below include the impact of foreign currency):

•	Operations provided cash in the amount of $26,855,000, primarily from net income.

•	Accounts receivable increased $7,065,000 year-to-date because of higher sales. Days sales outstanding increased to 60 days in the first quarter of 2007 compared to 53 days at the end of 2006.

•	Inventories decreased $2,779,000. Inventory turns decreased during the first quarter of 2007 to 5.3 from 5.5 at the end of 2006.

•	Accounts payable decreased $12,275,000, due to timing of vendor payments.

•	Taxes payable increased $10,815,000 because of the timing of tax payments.

•	Purchases of property and equipment totaled $5,333,000.

•	Purchase of WhereNet Corp., totaled $127,200,000.

•	Net sales of investments totaled $107,208,000.

•	Purchases of treasury shares totaled $6,048,000. Zebra made open market repurchases of our shares under an authorization of the Board of Directors dated October 4, 2005.

•	Stock option exercises and purchases under the stock purchase plan contributed $4,337,000.

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

Investments and Marketable Securities

Investments and marketable securities at March 31, 2007, consisted of U.S. government securities (8.9%), state and municipal bonds (79.4%), corporate bonds (2.0%) and partnership interests (9.7%). We classify our debt and marketable equity securities in one of three categories: trading, available-for-sale or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those debt securities that Zebra has the ability and intent to hold until maturity. All securities not included in trading or held-to-maturity are classified as available-for-sale except for partnership interests described below.

Trading and available-for-sale securities are recorded at fair value. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of discounts or premiums. Unrealized holding gains and losses on trading securities are included in earnings. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders’ equity until realized. As of March 31, 2007, Zebra’s investments in marketable debt securities are classified as available-for-sale. In addition, as of March 31, 2007, all of our investments in marketable debt securities with maturities greater than one year are classified as long-term in the balance sheet due to our ability and intent to hold them until maturity.

All investments in marketable securities except the partnership interests are classified as available-for-sale securities. We account for the partnership interests using the costs method until our ownership percentage reaches 5% of the total partnership portfolio value. At that time, we begin using the equity method until to account for the partnership. During 2006, we reached the 5% threshold on one of our partnership interests.

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

We reserve for estimated credit losses based upon historical experience and specific customer collection issues. Over the last three years, accounts receivable reserves varied from 1.0% to 2.9% of total accounts receivable. Accounts receivable reserves as of March 31, 2007, were $4,085,000, or 2.9% of the balance due. Included in the accounts receivable reserve is $2,302,000 related to the reseller noted in the following paragraph. In addition, other assets include an additional reserve of $10,236,000 related to this reseller. We feel this reserve level is appropriate considering the quality of the portfolio as of March 31, 2007. While credit losses have historically been within expectations and the provisions established, we cannot guarantee that our credit loss experience will continue to be consistent with historical experience.

During 2006, a Zebra reseller filed for bankruptcy protection in Austria. At the time of the filing, the reseller owed various Zebra subsidiaries a total of $12,065,000. The entire balance due to Zebra is guaranteed by Condor Insurance, a Nevis insurance company through a United Kingdom insurance broker. During June 2006, Zebra initiated a suit in the U.K. courts to enforce the guarantee. However, during the fourth quarter of 2006, we discovered that the insurance company’s financial position was such that it may not be able to pay the judgment awarded to us. We reviewed the situation and determined that a loss is probable, and, therefore, reserved 100% of the balance due, which is now $12,538,000. However, we are continuing to take legal action to collect the judgment against the insurance company and reduce Zebra’s loss. If Zebra is able to recover some or all of the loss, we will reverse the reserve and record a gain at that time.

Inventories

We value our inventories at the lower of the actual cost to purchase or manufacture using the first-in, first-out (FIFO) method, or the current estimated market value. We review inventory quantities on hand and record a provision for excess and obsolete inventory based on forecasts of product demand and production requirements for the subsequent twelve months.

Over the last three years, our reserves for excess and obsolete inventories have ranged from 10.0% to 12.8% of gross inventory. As of March 31, 2007, reserves for excess and obsolete inventories were $10,852,000, or 11.8% of gross inventory. We feel this reserve level is appropriate considering the quantities and quality of the inventories as of March 31, 2007.

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

If we believe that one or more of the above indicators of impairment have occurred and the undiscounted cash flow test is failed in the case of amortizable assets, we measure impairment based on projected discounted cash flows using a discount rate that incorporates the risk inherent in the cash flows. Net intangible assets, long-lived assets and goodwill amounted to $271,584,000 as of March 31, 2007.

Income Taxes

On January 1, 2007, we adopted Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109”. According to FIN No. 48, we identified, evaluated, and measured the amount of income tax benefits to be recognized for all of our income tax positions. The net income tax assets recognized under FIN No. 48 did not differ from the net assets recognized before adoption, and, therefore, we did not record an adjustment related to the adoption of FIN No. 48. Zebra did not have any unrecognized tax benefits as of March 31, 2007 and do not expect any significant changes in unrecognized tax benefits during the next 12 months.

Zebra has concluded all U.S. federal income tax audits for years through 2003. The tax years 2002 through 2006 remain open to examination by multiple state taxing jurisdictions. Foreign tax audits have been completed for year through 2003.

Zebra’s continuing practice is to recognize interest and/or penalties related to income tax matters as part of income tax expense. For the quarter ended March 31, 2007, we did not accrue any interest or penalties into income tax expense.

Contingencies

We record estimated liabilities related to contingencies based on our estimates of the probable outcomes. Quarterly, we assess the potential liability related to pending litigation, tax audits and other contingencies and confirm or revise estimates and reserves as appropriate.

For a discussion of the Printherm litigation matters, see Note 11 to the Consolidated Financial Statements.

Stock-based Compensation

As of March 31, 2007, Zebra has two stock option and stock purchase plans available for future grants. As of January 1, 2006, Zebra adopted SFAS No. 123(R), Share-Based Payments, utilizing the modified retrospective approach, which requires the prior period financial statements to be restated to recognize compensation costs in the amounts previously reported in the pro forma footnote disclosures. See Note 2 to the Consolidated Financial Statements for further information on the adoption and impact of SFAS No. 123(R).

Significant Customer

ScanSource, Inc. is our most significant customer. Our net sales to ScanSource, Inc., an international distributor of Zebra products, as a percentage of total net sales, were as follows:

	March 31, 2007	April 1, 2006
For the three months ended	16.0%	16.5%

No other customer accounted for 10% or more of total net sales during these time periods.

Expectations

As stated on our quarterly conference call on April 30, 2007, we estimate net sales, gross profit margins, operating expenses, and earnings for the second quarter of 2007 as follows (in thousands, except per share amounts and percentages):

Second Quarter 2007
Net sales	$208,000 to $220,000
Gross profit margins	47.0% to 48.0%
Operating expenses	$66,000 to $68,000
Diluted earnings per share	$0.34 to $0.40

The effective tax rate is expected to be 34.5% of income before income taxes for the second quarter of 2007.

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

When used in this document and documents referenced, the words “anticipate,” “believe,” “estimate,” “will” and “expect” and similar expressions as they relate to Zebra or its management are intended to identify such forward-looking statements. We encourage readers of this report to review Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, for a further discussion of issues that could affect Zebra’s future results. Zebra undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes in Zebra’s market risk during the quarter ended March 31, 2007. For additional information on market risk, refer to the “Quantitative and Qualitative Disclosures About Market Risk” section of our Form 10-K for the year ended December 31, 2006.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

See Note 11 to the Consolidated Financial Statements included in this Form 10-Q.

Item 1A. Risk Factors

In addition to the other information include in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, and the factors identified under “Safe Harbor” at the end of Item 2 of Part I of this Quarterly Report on Form 10-Q, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing Zebra. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Treasury Shares

During the first quarter of 2007, Zebra purchased 38,389 shares of Zebra common stock. The repurchase was under a purchase authorization approved by the Board of Directors. In September 2005, the Board authorized the purchase of up to 2,500,000 shares of Zebra common stock. The purchase price is at management’s discretion, and there is no expiration on the authorization. During the first quarter of 2007, Zebra purchased shares as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum number of shares that may yet be purchased under the program
January 2007 (January 1 – January 27)	38,389	$35.00	38,389	380,700

Item 6. Exhibits and Reports on Form 8-K

2.1	Agreement and Plan of Merger between Zebra Technologies Corporation, Waldo Acquisition Corp., WhereNet Corp. and Crosspoint Venture Partners 1996, LLP, dated as of January 11, 2007.

10.1	WhereNet 1997 Stock Option Plan.(1)

10.2	First Amendment to the WhereNet Corp. 1997 Stock Option Plan.(1)

10.3	First Amendment to the Zebra Technologies Corporation 2005 Executive Deferred Compensation Plan, dated as of March 19, 2007.(2)

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

1)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Registration Statement on Form S-8 filed on January 25, 2007 (file no. 333-140207), and incorporated herein by reference.
2)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Current Report on Form 8-K filed on April 23, 2007, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZEBRA TECHNOLOGIES CORPORATION

Date: May 3, 2007	By:	/s/ Edward L. Kaplan
Edward L. Kaplan
Chief Executive Officer

Date: May 3, 2007	By:	/s/ Charles R. Whitchurch
Charles R. Whitchurch
Chief Financial Officer