Form 10-Q
period 2007-06-30
ZEBRA TECHNOLOGIES CORP/DE
filed 2007-08-03
CIK 877212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of July 30, 2007, there were the following shares outstanding:

Class A Common Stock, $.01 par value 69,210,425

ZEBRA TECHNOLOGIES CORPORATION

QUARTER ENDED JUNE 30, 2007

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	June 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$63,210	$41,014
Investments and marketable securities	146,096	219,930
Accounts receivable, net	124,584	122,540
Inventories, net	79,478	81,190
Deferred income taxes	14,617	9,464
Prepaid expenses	6,242	5,552

Total current assets	434,227	479,690

Property and equipment at cost, less accumulated depreciation and amortization	61,559	57,431
Long-term deferred income taxes	29,388	11,917
Goodwill	151,394	70,714
Other intangibles, net	58,493	34,025
Long-term investments and marketable securities	285,769	298,245
Other assets	11,793	11,120

Total assets	$1,032,623	$963,142

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$32,443	$28,980
Accrued liabilities	43,535	43,191
Income taxes payable	1,012	2,683

Total current liabilities	76,990	74,854
Deferred rent	735	638
Other long-term liabilities	11,527	9,969

Total liabilities	89,252	85,461

Stockholders’ equity:
Preferred Stock	—	—
Class A Common Stock	722	722
Additional paid-in capital	139,261	139,083
Treasury stock	(107,318)	(119,335)
Retained earnings	902,748	850,399
Accumulated other comprehensive income	7,958	6,812

Total stockholders’ equity	943,371	877,681

Total liabilities and stockholders’ equity	$1,032,623	$963,142

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Net sales	$208,912	$187,421	$417,488	$363,235
Cost of sales	109,510	97,895	218,296	191,011

Gross profit	99,402	89,526	199,192	172,224
Operating expenses:
Selling and marketing	29,069	23,510	57,233	45,619
Research and development	13,869	12,382	28,054	24,417
General and administrative	19,875	15,081	37,808	29,730
Amortization of intangible assets	2,620	723	4,943	1,470
Acquired in-process research and development	—	—	1,853	—

Total operating expenses	65,433	51,696	129,891	101,236

Operating income	33,969	37,830	69,301	70,988

Other income (expense):
Investment income	5,724	4,987	11,028	10,194
Interest expense	(10)	(13)	(20)	(231)
Foreign exchange gains	(182)	(380)	(7)	(269)
Other, net	(366)	(177)	(280)	(626)

Total other income	5,166	4,417	10,721	9,068

Income before income taxes and cumulative effect of accounting change	39,135	42,247	80,022	80,056
Income taxes	13,502	14,575	27,673	27,612

Income before cumulative effect of accounting change	25,633	27,672	52,349	52,444
Cumulative effect of accounting change (net of tax effect of $694)	—	—	—	1,319

Net income	$25,633	$27,672	$52,349	$53,763

Basic earnings per share before cumulative effect of accounting change	$0.37	$0.39	$0.76	$0.74
Diluted earnings per share before cumulative effect of accounting change	$0.37	$0.39	$0.75	$0.74
Basic earnings per share	$0.37	$0.39	$0.76	$0.76
Diluted earnings per share	$0.37	$0.39	$0.75	$0.76
Basic weighted average shares outstanding	69,098	70,781	68,996	70,661
Diluted weighted average and equivalent shares outstanding	69,559	71,229	69,453	71,154

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Net income	$25,633	$27,672	$52,349	$53,763
Other comprehensive income (loss):
Foreign currency translation adjustment	1,625	3,054	1,446	3,439
Changes in unrealized gains and (losses) on hedging transactions, net of tax (benefit)	196	(863)	115	(1,390)
Changes in unrealized losses on investments, net of tax benefit	(604)	(11)	(415)	(3,582)

Comprehensive income	$26,850	$29,852	$53,495	$52,230

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Six Months Ended
	June 30, 2007	July 1, 2006
Cash flows from operating activities:
Net income	$52,349	$53,763
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,243	7,300
Stock-based compensation	6,557	3,485
Excess tax benefit from share-based compensation	(690)	(1,362)
Cumulative effect of accounting change (net of tax)	—	(1,319)
Acquired in-process research and development	1,853	—
Deferred income taxes	(1,893)	(2,419)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	6,676	(479)
Inventories	3,515	(12,729)
Other assets	(492)	2,387
Accounts payable	(7,022)	(2,358)
Accrued liabilities	(213)	3,261
Income taxes payable	(1,114)	1,107
Other operating activities	1,002	(2,259)

Net cash provided by operating activities	72,771	48,378

Cash flows from investing activities:
Purchases of property and equipment	(10,903)	(10,446)
Acquisition of businesses acquired, net of cash acquired	(127,426)	—
Acquisition of intangible assets		(3,898)
Purchases of investments and marketable securities	(360,792)	(543,095)
Maturities of investments and marketable securities	332,542	345,300
Sales of investments and marketable securities	114,145	155,611

Net cash used in investing activities	(52,434)	(56,528)

Cash flows from financing activities:
Purchase of treasury stock	(6,048)	—
Proceeds from exercise of stock options and stock purchase plan purchases	6,382	8,126
Excess tax benefit from share-based compensation	690	1,362

Net cash provided by financing activities	1,024	9,488

Effect of exchange rate changes on cash	835	668

Net increase in cash and cash equivalents	22,196	2,006
Cash and cash equivalents at beginning of period	41,014	25,621

Cash and cash equivalents at end of period	$63,210	$27,627

Supplemental disclosures of cash flow information:
Interest paid	$20	$231
Income taxes paid	30,101	27,196

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

The consolidated balance sheet as of December 31, 2006, in this Form 10-Q is taken from the audited consolidated balance sheet in our Form 10-K. These interim financial statements include all adjustments (of a normal, recurring nature) necessary to present fairly Zebra’s consolidated financial position as of June 30, 2007, the consolidated results of operations for the three and six months ended June 30, 2007 and July 1, 2006, and cash flows for the six months ended June 30, 2007 and July 1, 2006. These results, however, are not necessarily indicative of results for the full year.

Note 2—Stock-Based Compensation

As of June 30, 2007, Zebra has two stock option and stock purchase plans available for future grants. Prior to January 1, 2006, we accounted for these plans using the intrinsic value method in accordance with the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by SFAS No. 123, Accounting for Stock Based Compensation. Accordingly, we recognized no compensation cost as all options granted under these plans had grant prices equal to the market value of the underlying common stock on the date of grant and the number of shares was fixed.

Effective January 1, 2006, Zebra adopted SFAS No. 123(R), Share-Based Payments, utilizing the modified retrospective approach, which requires the prior period financial statements to be restated to recognize compensation costs in the amounts previously reported in the pro forma footnote disclosures. Zebra recognizes compensation costs using the straight-line method over the vesting period of 4 to 5 years. Compensation costs were as follows:

	2007	2006
Three months ended June 30, 2007	$3,219
Three months ended July 1, 2006		$1,974
Six months ended June 30, 2007	6,557
Six months ended July 1, 2006		3,485

SFAS No. 123(R) requires the cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized (excess tax benefits) to be classified as financing cash flows in the statement of cash flows. As a result, $690,000 of excess tax benefits for the six months ended June 30, 2007, have been classified as financing cash flows. The excess tax benefits for the six months ended July 1, 2006 was $1,362,000.

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

	Six months ended
	June 30, 2007	July 1, 2006
Expected dividend yield	0%	0%
Forfeiture rate	7.69%	7.43%
Volatility	34.73%	38.30%
Risk free interest rate	4.55%	4.58%
- Range of interest rates	4.55% - 5.03%	4.38% - 4.73%
Expected weighted-average life	4.88 years	4.58 years
Fair value of options granted	$6,753,000	$5,735,000
Weighted-average grant date fair value of options granted	$13.79	$14.27

In accordance with the WhereNet acquisition agreement, we assumed the existing unvested WhereNet stock options and made them exercisable for Zebra common stock. These new options have vesting dates that ranged from February 6, 2007 through October 23, 2010. The following table shows the weighted-average assumptions used for these grants as well as the fair value of these grants based on those assumptions:

Expected dividend yield	0%
Forfeiture rate	0%
Volatility	35.23%
Risk free interest rate	4.85%
Expected weighted-average life	4.08 years
Fair value of options granted	$4,345,000
Weighted-average grant date fair value of options granted	$32.77

In conjunction with the WhereNet acquisition, on January 25, 2007, 41,924 shares of restricted stock were granted under the 2006 Zebra Technologies Corporation Incentive Compensation Plan (the 2006 Plan) to certain of WhereNet’s executive officers. These restricted stock awards will vest over the next three years (one-third each year) after the grant date if the executive remains employed by Zebra throughout the specified time period, but will vest before the end of the specified time period in the event of death, disability, resignation for good reason, a change in control (as defined in the 2006 Plan), or termination by Zebra other than for Cause, as defined in the restricted stock agreement entered into by Zebra with each executive officer who was granted restricted stock (the Restricted Stock Agreement). The restricted stock is forfeited in certain situations specified in the Restricted Stock Agreement, including, if before the restricted stock vests, the executive’s employment is terminated by Zebra for Cause (as defined in the Restricted Stock Agreement) or if the executive resigns for other than good reason.

The fair value of the employees’ purchase rights issued under the Stock Purchase Plan is estimated using the following weighted-average assumptions for purchase rights granted. Expected lives of three months to one year have been used along with these assumptions.

	Six months ended
	June 30, 2007	July 1, 2006
Fair market value	$36.42	$37.84
Option price	$30.95	$32.16
Expected dividend yield	0%	0%
Expected volatility	21%	29%
Risk free interest rate	4.89%	4.26%

Stock option activity for the period ended June 30, 2007, was as follows:

	2007
Fixed Options	Shares	Weighted-Average Exercise Price
Outstanding at beginning of year	2,460,367	$34.08
Granted	622,299	32.07
Exercised	(266,084)	19.83
Forfeited	(85,744)	40.24
Expired	(9,255)	49.17

Outstanding at end of period	2,721,583	$34.76
Options exercisable at end of period	1,278,304	$29.11

The following table summarizes information about fixed stock options outstanding at June 30, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
$ 1.29-$21.31	290,162	4.54 years	$10.44	204,686	$13.76
$ 21.31-$26.94	753,558	4.59 years	23.98	649,369	23.79
$ 26.94-$41.25	630,725	9.00 years	38.81	86,159	34.15
$ 41.25-$46.18	564,413	8.24 years	44.61	130,832	44.90
$ 46.18-$53.92	482,725	7.13 years	49.42	207,258	48.91

	2,721,583			1,278,304

	Options Outstanding	Options Exercisable
Aggregate intrinsic value	$20,302,000	$15,223,000
Weighted-average remaining contractual term	6.8 years	5.1 years

As of June 30, 2007, there was $19,128,000 of unearned compensation cost related to stock options granted under the plans. That cost is expected to be recognized over a weighted-average period of 1.9 years.

Note 3 – Inventories

The components of inventories are as follows (in thousands):

	June 30, 2007	December 31, 2006
Raw materials	$44,032	$49,172
Work in process	1,066	1,014
Finished goods	34,380	31,004

Total inventories	$79,478	$81,190

Note 4 – Business Combinations

WhereNet Corp. On January 25, 2007, Zebra acquired all of the outstanding stock of WhereNet Corp. for $127,426,000, which is net of cash acquired and transaction costs. Headquartered in Santa Clara, CA, WhereNet provides integrated wireless Real Time Locating Systems (RTLS) to companies primarily in the industrial manufacturing, transportation and logistics, and aerospace and defense sectors. The consolidated statements of earnings reflect the results of operations of WhereNet since the effective date of the purchase. The pro forma impact of this acquisition was not significant.

The following table (in thousands) summarizes the adjusted fair values of the assets acquired and the liabilities assumed at the date of acquisition.

At January 25, 2007
Current assets	$9,254
Deferred tax assets	20,686
Property and equipment	360
Intangible assets	30,616
Goodwill	80,756

Total assets acquired	$141,672

Current liabilities	(14,246)

Net assets acquired	$127,426

The purchase price was allocated to identifiable tangible and intangible assets acquired and liabilities assumed based on their estimated fair values resulting in goodwill of $80,756,000. The future benefit of the acquired net operating loss of $30,513,000 is included in the deferred tax assets. The intangible assets of $30,616,000 consist mainly of the following:

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

Note 5 – Investments and Marketable Securities

We classify the majority of our investments in marketable debt securities as available-for-sale in accordance with the classifications defined in SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. As of June 30, 2007, all of our investments in marketable debt securities with maturities greater than one year are classified as long-term in the balance sheet due to our ability and intent to hold them until maturity.

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

Our investments include marketable debt securities, marketable equity securities and partnership interests. We account for marketable debt securities as available-for-sale securities. We account for the marketable equity securities as trading securities. We account for the partnership interests using the cost method until our ownership percentage reaches 5% of the total partnership portfolio value, because at that point we begin using the equity method to account for them. During 2006, we reached the 5% threshold on one of our partnership interests. For the six months ended June 30, 2007, we recorded $931,000 in equity in earnings related to this partnership interest, which is included in investment income. We recorded a gain of $126,000 on trading securities in investment income during the six months ended June 30, 2007.

Change in unrealized gains and losses on available-for-sale securities are included in these financial statements as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Changes in unrealized losses on available-for-sale securities, net of tax, recorded in accumulated other comprehensive income	$(604)	$(11)	$(415)	$(3,582)

Note 6—Stockholders’ Equity

Share count and par value data related to stockholders’ equity are as follows:

	June 30, 2007	December 31, 2006
Preferred Stock
Par value per share	$0.01	$0.01
Shares authorized	10,000,000	10,000,000
Shares outstanding	—	—
Common Stock—Class A
Par value per share	$0.01	$0.01
Shares authorized	150,000,000	150,000,000
Shares issued	72,151,857	72,151,857
Shares outstanding	69,147,297	68,830,029
Treasury stock
Shares held	3,004,560	3,321,828

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

•	Unrealized gains (losses) on investments classified as available-for-sale are deferred from income statement recognition until the gains or losses are realized. See Note 5 above for more details.

The components of other comprehensive income included in the Consolidated Statements of Comprehensive Income are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Foreign currency translation adjustments	$1,625	$3,054	$1,446	$3,439

Changes in unrealized gains and losses on foreign currency hedging activities:
Gross	$314	$(1,384)	$184	$(2,229)
Income tax (benefit)	118	(521)	69	(839)

Net	$196	$(863)	$115	$(1,390)

Changes in unrealized gains and losses on investments classified as available-for-sale:
Gross	$(968)	$(17)	$(665)	$(5,744)
Income tax (benefit)	(364)	(6)	(250)	(2,162)

Net	$(604)	$(11)	$(415)	$(3,582)

The components of accumulated other comprehensive income (loss) included in the Consolidated Balance Sheets are as follows (in thousands):

	As of
	June 30, 2007	December 31, 2006
Foreign currency translation adjustments	$9,846	$8,400

Unrealized losses on foreign currency hedging activities:
Gross	$(722)	$(906)
Income tax (benefit)	(272)	(341)

Net	$(450)	$(565)

Unrealized losses on investments classified as available-for-sale:
Gross	$(2,306)	$(1,641)
Income tax (benefit)	(868)	(618)

Net	$(1,438)	$(1,023)

Note 8—Earnings Per Share

Earnings per share before cumulative effect of accounting change were computed as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Basic earnings per share:
Net income before cumulative effect of accounting change	$25,633	$27,672	$52,349	$52,444

Weighted average common shares outstanding	69,098	70,781	68,996	70,661

Per share amount	$0.37	$0.39	$0.76	$0.74
Diluted earnings per share:
Net income before cumulative effect of accounting change	$25,633	$27,672	$52,349	$52,444

Weighted average common shares outstanding	69,098	70,781	68,996	70,661
Add: Effect of dilutive securities – stock options	461	448	457	493

Diluted weighted average and equivalent shares outstanding	69,559	71,229	69,453	71,154

Per share amount	$0.37	$0.39	$0.75	$0.74

Earnings per share after the cumulative effect of the accounting change were computed as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Basic earnings per share:
Net income	$25,633	$27,672	$52,349	$53,763

Weighted average common shares outstanding	69,098	70,781	68,996	70,661

Per share amount	$0.37	$0.39	$0.76	$0.76
Diluted earnings per share:
Net income	$25,633	$27,672	$52,349	$53,763

Weighted average common shares outstanding	69,098	70,781	68,996	70,661
Add: Effect of dilutive securities – stock options	461	448	457	493

Diluted weighted average and equivalent shares outstanding	69,559	71,229	69,453	71,154

Per share amount	$0.37	$0.39	$0.75	$0.76

Potentially dilutive securities that were excluded from the earnings per share calculation consist of stock options with an exercise price greater than the average market price of the Class A common stock. These options were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Potentially dilutive shares	1,448,000	1,367,000	1,467,000	1,409,000

Note 9—Goodwill and Other Intangible Asset Data

Intangible asset data are as follows (in thousands):

	June 30, 2007		December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Current technology	$30,460	$(11,209)	$15,481	$(9,566)
Patent and patent rights	28,897	(4,531)	28,247	(2,645)
Customer relationships	17,583	(2,707)	3,798	(1,290)

Total	$76,940	$(18,447)	$47,526	$(13,501)

Unamortized intangible assets
Goodwill	$151,394		$70,714
Aggregate amortization expense
For the year ended December 31, 2006			$3,653
For the three months ended June 30, 2007	$2,620
For the six months ended June 30, 2007	4,943
Estimated amortization expense
For the year ended December 31, 2007	$10,334
For the year ended December 31, 2008	9,431
For the year ended December 31, 2009	9,194
For the year ended December 31, 2010	8,428
For the year ended December 31, 2011	8,082
Thereafter	17,967

During 2007, in addition to the intangible assets we acquired in conjunction with our acquisition of WhereNet, we acquired intangible assets in the amount of $650,000 for software licenses and patents with estimated useful lives of 7 to 9 years.

We test the impairment of goodwill each year or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We completed our last assessment during June 2007. At that time, no adjustment to goodwill was necessary due to impairment.

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

Hedging of Net Assets

We use forward contracts and options to manage exposure related to our pound and euro denominated net assets. We record gains and losses on these contracts and options in income each quarter along with the transaction gains and losses related to our net euro asset position, which would ordinarily offset each other. Summary financial information related to these activities follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Change in gains and (losses) from foreign exchange derivatives	$115	$(502)	$(108)	$(1,178)
Gain (loss) on net foreign currency assets	(297)	122	101	909

Net foreign exchange loss	$(182)	$(380)	$(7)	$(269)

	As of
	June 30, 2007	December 31, 2006
Notional balance of outstanding contracts:
Pound/US dollar	£3,000	£2,660
Euro/US dollar	€22,500	€17,000
Euro/Pound	€11,000	€22,000
Net fair value of outstanding contracts	$167	$(172)

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

	As of
	June 30, 2007	December 31, 2006
Net unrealized losses deferred in other comprehensive income:
Gross	$(722)	$(906)
Income tax benefit	(272)	(341)

Net	$(450)	$(565)

Notional balance of outstanding contracts	€95,550	€44,075
Hedge effectiveness	100%	100%

	2007	2006
Net gains and (losses) included in revenue for the:
Three months ended June 30, 2007	$(955)
Three months ended July 1, 2006		$(204)
Six months ended June 30, 2007	(1,090)
Six months ended July 1, 2006		168

The duration of our forecasted sales hedge contracts ranges from six to twelve months.

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

Printherm filed bankruptcy proceedings on August 30, 2004, and the Commercial Court ordered its liquidation on November 30, 2004. The case was put on hold until the Court appointed liquidator filed a submission in August 2005, which started the proceedings again. ZTF filed its answer on November 19, 2005, in anticipation of a Court-ordered December 19, 2005, hearing date. In response to a request by Printherm’s liquidator, the Court postponed the hearing date so as to provide time for Printherm to respond to ZTF’s answer. The hearing has not been scheduled and we are unsure when it will be scheduled.

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

	Six Months Ended June 30, 2007	Six Months Ended July 1, 2006
Balance at the beginning of the year	$2,250	$1,922
Warranty expense year-to-date	3,448	2,453
Warranty payments made year-to-date	(2,203)	(2,379)

Balance at the end of the period	$3,495	$1,996

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

	Six Months Ended June 30, 2007	Six Months Ended July 1, 2006
Balance at the beginning of the year	$2,115	$632
Recycling expense year-to-date	842	727
Recycling payments made year-to-date	—	—
Exchange rate impact	51	9

Balance at the end of the period	$3,008	$1,368

Note 13—Income Taxes

On January 1, 2007, we adopted Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109”. According to FIN No. 48, we identified, evaluated, and measured the amount of income tax benefits to be recognized for all of our income tax positions. The net income tax assets recognized under FIN No. 48 did not differ from the net assets recognized before adoption, and, therefore, we did not record an adjustment related to the adoption of FIN No. 48. Zebra did not have any unrecognized tax benefits as of June 30, 2007 or December 31, 2006.

Zebra has concluded all U.S. federal income tax audits for years through 2003. The tax years 2002 through 2006 remain open to examination by multiple state taxing jurisdictions.

Zebra’s continuing practice is to recognize interest and/or penalties related to income tax matters as part of income tax expense. For the quarter ended June 30, 2007, we did not accrue any interest or penalties into income tax expense.

Note 14—New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement will be effective for Zebra beginning in fiscal 2008, and we are in the process of determining any potential impact to the financial statements.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net sales for the second quarter of 2007, compared with the second quarter of 2006, advanced 11.5% on the strength of international sales regions. Continued robust sales growth of our established printer and service lines were supplemented by sales from WhereNet, which we acquired in January 2007, and Swecoin, which we acquired in October 2006. Gross profit margin benefited from favorable exchange rate movements. Lower manufacturing variances were offset by increased warranty charges and declines in standard margin driven principally by a change in product mix. Higher operating expenses resulted from increases in expenditures for information systems, professional engineering fees related to new product development work, and the acquisition of WhereNet and Swecoin.

Results of Operations: Second Quarter of 2007 versus second Quarter of 2006

Sales

Sales by product category, percent change, and percent of total sales for the three and six months ended June 30, 2007, and July 1, 2006, were (in thousands, except percentages):

	Three Months Ended		Percent Change	Percent of Total Sales - 2007	Percent of Total Sales - 2006
Product Category	June 30, 2007	July 1, 2006
Hardware	$158,297	$140,553	12.6	75.8	75.0
Supplies	40,285	39,404	2.2	19.3	21.0
Service and software	9,559	6,199	54.2	4.6	3.3
Shipping and handling	1,726	1,469	17.5	0.8	0.8
Cash flow hedging activities	(955)	(204)	NM	(0.5)	(0.1)

Total sales	$208,912	$187,421	11.5	100.0	100.0

	Six Months Ended		Percent Change	Percent of Total Sales - 2007	Percent of Total Sales - 2006
Product Category	June 30, 2007	July 1, 2006
Hardware	$317,885	$274,029	16.0	76.2	75.5
Supplies	78,367	73,722	6.3	18.8	20.3
Service and software	18,952	12,430	52.5	4.5	3.4
Shipping and handling	3,374	2,886	16.9	0.8	0.8
Cash flow hedging activities	(1,090)	168	NM	(0.3)	—

Total sales	$417,488	$363,235	14.9	100.0	100.0

Sales to customers by geographic region, percent changes and percent of total sales for the three and six months ended June 30, 2007, and July 1, 2006, were (in thousands, except percentages):

	Three Months Ended		Percent Change	Percent of Total Sales - 2007	Percent of Total Sales - 2006
Geographic Region	June 30, 2007	July 1, 2006
Europe, Middle East and Africa	$76,146	$69,304	9.9	36.4	37.0
Latin America	15,412	13,257	16.3	7.4	7.1
Asia-Pacific	18,986	13,687	38.7	9.1	7.3

Total International	110,544	96,248	14.9	52.9	51.4
North America	98,368	91,173	7.9	47.1	48.6

Total sales	$208,912	$187,421	11.5	100.0	100.0

	Six Months Ended		Percent Change	Percent of Total Sales - 2007	Percent of Total Sales - 2006
Geographic Region	June 30, 2007	July 1, 2006
Europe, Middle East and Africa	$152,130	$131,023	16.1	36.4	36.0
Latin America	27,935	26,176	6.7	6.7	7.2
Asia-Pacific	34,549	27,875	23.9	8.3	7.7

Total International	214,614	185,074	16.0	51.4	50.9
North America	202,874	178,161	13.9	48.6	49.1

Total sales	$417,488	$363,235	14.9	100.0	100.0

All international regions achieved record sales, with growth accelerating in Latin America and Asia Pacific. Overall sales growth for Zebra was affected by moderate sales growth in North America from some project delays, and in the Europe, Middle East and Africa region from the timing of business. Sales were supplemented by revenue from Swecoin, acquired in October 2006, and WhereNet, acquired in January 2007.

New printer products (defined as printers released within 18 months prior to the end of the applicable fiscal period) accounted for 7.8% of printer sales in the second quarter of 2007, compared with 12.7% of printer sales in the second quarter of 2006 and 11.3% for the first quarter of 2007. Year to-date new printer products accounted for 9.5% in 2007, compared with 13.6% for the corresponding period in 2006.

Our international sales are denominated in multiple currencies, primarily the dollar, pound and euro. This directly causes our reported sales to be subject to fluctuations based on changes in currency rates. We estimate that favorable foreign exchange movements of the euro and the pound versus the dollar had a positive impact of $4,638,000 on sales during the second quarter of 2007 and $10,322,000 during the year to-date.

We currently hedge a portion of anticipated euro-denominated sales to partially protect Zebra against exchange rate movements. This program resulted in a loss of $955,000 during the second quarter of 2007 and a loss of $1,090,000 for the year to-date. See Note 10 to the Consolidated Financial Statements included in this Report for a more detailed discussion of this hedging program.

Printer unit volumes and average selling price information is summarized below:

	Three Months Ended			Six Months Ended
	June 30, 2007	July 1, 2006	Percent Change	June 30, 2007	July 1, 2006	Percent Change
Total printers shipped	226,542	207,129	9.4	456,329	399,078	14.3
Average selling price of printers shipped	$616	$585	5.3	$612	$588	4.1

For the second quarter of 2007, unit volumes increased significantly in our mid-range and mobile product lines compared to the second quarter of 2006. The increase in average selling price is primarily related to higher sales growth of these mid range printers compared with the product mix for the second quarter of 2006. For the year to-date, the unit volumes of desktop printers also increased, which, in turn, increased the average selling price from the prior year but at a lesser rate.

Gross Profit

Gross profit information is summarized below (in thousands, except percentages):

	Three Months Ended			Six Months Ended
	June 30, 2007	July 1, 2006	Percent Change	June 30, 2007	July 1, 2006	Percent Change
Gross Profit	$99,402	$89,526	11.0	$199,192	$172,224	15.7
Gross Margin	47.6	47.8		47.7	47.4

Gross profit margin was affected by favorable foreign currency movements, which increased second quarter gross profit by $3,823,000 and $8,429,000 for the year to-date. The quarterly gross profit margin decreased as a result of higher warranty costs, higher distribution costs and product mix.

Selling and Marketing Expenses

Selling and marketing expenses are summarized below (in thousands, except percentages):

	Three Months Ended			Six Months Ended
	June 30, 2007	July 1, 2006	Percent Change	June 30, 2007	July 1, 2006	Percent Change
Selling and marketing expenses	$29,069	$23,510	23.6	$57,233	$45,619	25.5
Percent of sales	13.9	12.5		13.7	12.6

We continue to invest heavily in demand-generating activities to build brand equity in our core product lines as well as in the emerging area of radio frequency identification (RFID). During the second quarter of 2007, selling and marketing expenses increased due to higher payroll costs of $4,347,000, which was, in part, related to our acquisitions of Swecoin and WhereNet. In addition, outside commissions increased $518,000 and travel costs increased $361,000. For the year to-date, advertising and market development costs also increased.

Research and Development Costs

The development of new products and enhancement of existing products are important to Zebra’s business and growth prospects. To maintain and build our product pipeline, we made investments in research and development, summarized below (in thousands, except percentages):

	Three Months Ended			Six Months Ended
	June 30, 2007	July 1, 2006	Percent Change	June 30, 2007	July 1, 2006	Percent Change
Research and development costs	$13,869	$12,382	12.0	$28,054	$24,417	14.9
Percent of sales	6.6	6.6		6.7	6.7

Quarterly product development expenses fluctuate widely depending on the status of on-going projects. We are committed to a long-term strategy of significant investment in product development. For the second quarter of 2007, payroll and benefits increased by $1,540,000 in relation to the second quarter of 2006. Consulting and other professional services also increased $633,000 and project expenses decreased $955,000. The year-to-date increases were also a result of these costs.

General and Administrative Expenses

General and administrative expenses are summarized in the table below (in thousands, except percentages):

	Three Months Ended			Six Months Ended
	June 30, 2007	July 1, 2006	Percent Change	June 30, 2007	July 1, 2006	Percent Change
General and administrative expenses	$19,875	$15,081	31.8	$37,808	$29,730	27.2
Percent of sales	9.5	8.0		9.1	8.2

For the second quarter of 2007, the increase in general and administrative expenses compared to the second quarter of 2006 is related to higher payroll and benefits of $3,197,000, which includes increased SFAS No. 123(R) compensation expense of $673,000. Information system costs also increased $1,153,000. The year-to-date increases were also a result of these costs.

Operating Income

Operating income is summarized in the following table (in thousands, except percentages):

	Three Months Ended			Six Months Ended
	June 30, 2007	July 1, 2006	Percent Change	June 30, 2007	July 1, 2006	Percent Change
Operating income	$33,969	$37,830	(10.2)	$69,301	$70,988	(2.4)
Percent of sales	16.3	20.2		16.6	19.5

Non-operating Income and Expenses

Zebra’s non-operating income and expense items are summarized in the following table (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Investment income	$5,724	$4,987	$11,028	$10,194
Interest expense	(10)	(13)	(20)	(231)
Foreign exchange gain	(182)	(380)	(7)	(269)
Other, net	(366)	(177)	(280)	(626)

Total other income	$5,166	$4,417	$10,721	$9,068

Rate of Return Analysis:
Average cash and marketable securities balances	$473,717	$577,185	$527,069	$564,543
Annualized rate of return	4.8%	3.5%	4.2%	3.6%

Income Taxes

The effective income tax rate for the second quarter of 2007 was unchanged at 34.5% from the same period last year. For the year to-date, the effective income tax rate increased slightly to 34.6% from 34.5% in 2006.

Net Income before Cumulative Effect of Accounting Change

Zebra’s net income before cumulative effect of accounting change is summarized below (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Net income before cumulative effect of accounting change	$25,633	$27,672	$52,349	$52,444
Diluted earnings per share	$0.37	$0.39	$0.75	$0.74

Cumulative Effect of Accounting Change

During the first quarter of 2006, Zebra adopted SFAS No. 123(R), Share-Based Payments, utilizing the modified retrospective approach. SFAS No. 123(R) requires entities to estimate the number of forfeitures expected to occur and record expense based upon the number of awards expected to vest. Prior to the adoption of SFAS No. 123(R), Zebra accounted for forfeitures as they occurred as permitted under previous accounting standards. The requirement to estimate forfeitures is classified as an accounting change under APB Opinion No. 20, Accounting Changes, which requires a one-time adjustment in the period of adoption. The one-time adjustment (cumulative effect of accounting change) related to the change in estimating forfeitures increased 2006 income by $1,319,000, net of applicable taxes.

Net Income

Zebra’s net income is summarized below (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Net income	$25,633	$27,672	$52,349	$53,763
Diluted earnings per share	$0.37	$0.39	$0.75	$0.76

Liquidity and Capital Resources

During the first half of 2007, Zebra purchased WhereNet Corp. for $127,426,000. As a result, Zebra’s cash and investment balances decreased for the year to-date. As of June 30, 2007, Zebra had $495,075,000 in cash, cash equivalents, investments and marketable securities, compared with $559,189,000 at December 31, 2006. Factors affecting cash and investment balances during the first six months of 2007 include (note that changes discussed below include the impact of foreign currency):

•	Operations provided cash in the amount of $72,771,000, primarily from net income.

•

The accounts receivable includes $7,403,000 of acquired accounts receivable resulting in a decrease in the overall cash flow amount of $6,676,000. Days sales outstanding increased to 54 days in the second quarter of 2007 compared to 53 days at the end of 2006.

•	Inventories decreased $3,515,000. Inventory turns remained constant during the second quarter of 2007 at 5.5 compared to the end of 2006.

•	Accounts payable increased $7,022,000, due to timing of vendor payments.

•	Purchases of property and equipment totaled $10,903,000.

•	Purchase of WhereNet Corp., totaled $127,426,000.

•	Net sales of investments totaled $85,895,000.

•	Purchases of treasury shares totaled $6,048,000. Zebra made open market repurchases of our shares under an authorization of the Board of Directors dated October 4, 2005.

•	Stock option exercises and purchases under the stock purchase plan contributed $6,382,000.

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

Investments and Marketable Securities

Investments and marketable securities at June 30, 2007, consisted of U.S. government securities (5.6%), state and municipal bonds (83.3%), corporate bonds (0.9%), and equity securities (0.8%) and partnership interests (9.4%). We classify our debt and marketable equity securities in one of three categories: trading, available-for-sale or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those debt securities that Zebra has the ability and intent to hold until maturity. All securities not included in trading or held-to-maturity are classified as available-for-sale except for partnership interests described below.

Trading and available-for-sale securities are recorded at fair value. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of discounts or premiums. Unrealized holding gains and losses on trading securities are included in earnings. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders’ equity until realized. As of June 30, 2007, Zebra’s investments in marketable debt securities are classified as available-for-sale. In addition, all of our investments in marketable debt securities with maturities greater than one year are classified as long-term in the balance sheet due to our ability and intent to hold them until maturity.

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

We reserve for estimated credit losses based upon historical experience and specific customer collection issues. Over the last three years, accounts receivable reserves varied from 0.6% to 3.3% of total accounts receivable. Accounts receivable reserves as of June 30, 2007, were $4,213,000, or 3.3% of the balance due. We feel this reserve level is appropriate considering the quality of the portfolio as of June 30, 2007. While credit losses have historically been within expectations and the provisions established, we cannot guarantee that our credit loss experience will continue to be consistent with historical experience.

Inventories

We value our inventories at the lower of the actual cost to purchase or manufacture using the first-in, first-out (FIFO) method, or the current estimated market value. We review inventory quantities on hand and record a provision for excess and obsolete inventory based on forecasts of product demand and production requirements for the subsequent twelve months.

Over the last three years, our reserves for excess and obsolete inventories have ranged from 10.0% to 12.8% of gross inventory. As of June 30, 2007, reserves for excess and obsolete inventories were $11,263,000, or 12.2% of gross inventory. We feel this reserve level is appropriate considering the quantities and quality of the inventories as of June 30, 2007.

Valuation of Long-Lived and Intangible Assets and Goodwill.

We test the impairment of goodwill each year or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We completed our last assessment during June 2007. At that time, no adjustment to goodwill was necessary due to impairment.

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

If we believe that one or more of the above indicators of impairment have occurred and the undiscounted cash flow test is failed in the case of amortizable assets, we measure impairment based on projected discounted cash flows using a discount rate that incorporates the risk inherent in the cash flows. Net intangible assets, long-lived assets and goodwill amounted to $271,446,000 as of June 30, 2007.

Income Taxes

On January 1, 2007, we adopted Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109”. According to FIN No. 48, we identified, evaluated, and measured the amount of income tax benefits to be recognized for all of our income tax positions. The net income tax assets recognized under FIN No. 48 did not differ from the net assets recognized before adoption, and, therefore, we did not record an adjustment related to the adoption of FIN No. 48. Zebra did not have any unrecognized tax benefits as of June 30, 2007.

Zebra has concluded all U.S. federal income tax audits for years through 2003. The tax years 2002 through 2006 remain open to examination by multiple state taxing jurisdictions.

Zebra’s continuing practice is to recognize interest and/or penalties related to income tax matters as part of income tax expense. For the quarter ended June 30, 2007, we did not accrue any interest or penalties into income tax expense.

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

Stock-based Compensation

As of June 30, 2007, we had two stock-based compensation plans available for future grants. As of January 1, 2006, Zebra adopted SFAS No. 123(R), Share-Based Payments, utilizing the modified retrospective approach, which requires the prior period financial statements to be restated to recognize compensation costs in the amounts previously reported in the pro forma footnote disclosures. See Note 2 to the Consolidated Financial Statements for further information on the adoption and impact of SFAS No. 123(R).

Significant Customer

ScanSource, Inc. is our most significant customer. Our net sales to ScanSource, Inc., an international distributor of Zebra products, as a percentage of total net sales, were as follows:

	June 30, 2007	July 1, 2006
For the three months ended	17.9%	17.5%
For the six months ended	16.9%	17.0%

No other customer accounted for 10% or more of total net sales during these time periods.

Expectations

As stated on our quarterly conference call on July 25, 2007, we estimate net sales, gross profit margins, operating expenses, and earnings for the third quarter of 2007 as follows (in thousands, except per share amounts and percentages):

Third Quarter 2007
Net sales	$208,000 to $220,000
Gross profit margins	47.0% to 48.0%
Operating expenses	$66,000 to $68,000
Diluted earnings per share	$0.34 to $0.40

The effective tax rate is expected to be 34.5% of income before income taxes for the third quarter of 2007.

Safe Harbor

Forward-looking statements contained in this filing are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995 and are highly dependent upon a variety of important factors which could cause actual results to differ materially from those reflected in such forward looking statements. These factors include:

•	Market acceptance of Zebra’s printer and software products and competitors’ product offerings and the potential effects of technological changes,

•	The effect of market conditions in North America and other geographic regions,

•	Our ability to control manufacturing and operating costs,

•	Success of integrating acquisitions,

•	Interest rate and financial market conditions because of our large investment portfolio,

•	Foreign exchange rates due to the large percentage of our international sales,

•	The outcome of litigation in which Zebra is involved, particularly litigation or claims related to infringement of third-party intellectual property rights, and

•	Regulations in the European Union that restrict the use of certain hazardous substances in electrical and electronic equipment.

When used in this document and documents referenced, the words “anticipate,” “believe,” “estimate,” “will” and “expect” and similar expressions as they relate to Zebra or its management are intended to identify such forward-looking statements. We encourage readers of this report to review Item 1A, “Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2006 and Part II of this Form 10-Q, for a further discussion of issues that could affect Zebra’s future results. Zebra undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes in Zebra’s market risk during the quarter ended June 30, 2007. For additional information on market risk, refer to the “Quantitative and Qualitative Disclosures About Market Risk” section of our Form 10-K for the year ended December 31, 2006.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

In addition, the following updates the Risk Factors in our Form 10-K and should be read in conjunction with those Risk Factors:

Larger orders may take longer to close and may not be completely fulfilled during a particular quarter.

Zebra has been pursuing larger customer orders which typically involve a longer sales cycle. Such orders are more difficult to forecast, and whether a larger order is received by Zebra in a particular quarter or deferred to a later quarter could have a material effect on the financial results of Zebra from quarter to quarter.

Item 4. Submissions of Matters to a Vote of Security Holders

(a) The Company held its Annual Meeting of Stockholders on May 24, 2007.

(b) The Company’s stockholders voted on the following proposals:

1.	Proposal 1. Election of Directors

For the election of the following named persons as directors of Zebra Technologies Corporation to hold office for a three-year term expiring at the 2010 Annual Meeting or until their respective successors are duly elected and qualified:

Directors	For	Authority Withheld
Gerhard Cless	62,442,045	2,128,887
Michael A. Smith	62,652,721	1,918,211

2.	Proposal 2. To ratify the selection by the Audit Committee of the Board of Directors of Ernst & Young LLP as the independent auditors of the Company’s financial statements for the year ending December 31, 2007.

For	Against	Abstain
64,461,942	47,171	81,819

Item 6. Exhibits and Reports on Form 8-K

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZEBRA TECHNOLOGIES CORPORATION

Date: August 2, 2007	By:	/s/ Edward L. Kaplan
Edward L. Kaplan
Chief Executive Officer

Date: August 2, 2007	By:	/s/ Charles R. Whitchurch
Charles R. Whitchurch
Chief Financial Officer