Form 10-Q
period 2007-09-29
ZEBRA TECHNOLOGIES CORP/DE
filed 2007-11-02
CIK 877212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2007

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

As of October 29, 2007, there were the following shares outstanding:

Class A Common Stock, $.01 par value 68,017,330

ZEBRA TECHNOLOGIES CORPORATION

QUARTER ENDED SEPTEMBER 29, 2007

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	September 29, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$33,031	$41,014
Investments and marketable securities	265,806	219,930
Accounts receivable, net	133,880	122,540
Inventories, net	84,512	81,190
Deferred income taxes	13,526	9,464
Prepaid expenses	5,975	5,552

Total current assets	536,730	479,690

Property and equipment at cost, less accumulated depreciation and amortization	62,616	57,431
Long-term deferred income taxes	31,903	11,917
Goodwill	161,877	70,714
Other intangibles, net	62,235	34,025
Long-term investments and marketable securities	170,523	298,245
Other assets	12,184	11,120

Total assets	$1,038,068	$963,142

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$33,815	$28,980
Accrued liabilities	58,932	43,191
Income taxes payable	510	2,683

Total current liabilities	93,257	74,854
Deferred rent	782	638
Other long-term liabilities	11,473	9,969

Total liabilities	105,512	85,461

Stockholders’ equity:
Preferred Stock	—	—
Class A Common Stock	722	722
Additional paid-in capital	141,468	139,083
Treasury stock	(146,360)	(119,335)
Retained earnings	929,709	850,399
Accumulated other comprehensive income	7,017	6,812

Total stockholders’ equity	932,556	877,681

Total liabilities and stockholders’ equity	$1,038,068	$963,142

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Net sales	$217,218	$186,386	$634,706	$549,621
Cost of sales	112,590	98,600	330,886	289,611

Gross profit	104,628	87,786	303,820	260,010
Operating expenses:
Selling and marketing	29,080	23,467	86,313	69,086
Research and development	13,904	11,774	41,958	36,191
General and administrative	21,694	14,642	59,502	44,372
Amortization of intangible assets	2,928	789	7,871	2,259
Litigation settlement	—	53,392	—	53,392
Acquired in-process research and development	—	—	1,853	—

Total operating expenses	67,606	104,064	197,497	205,300

Operating income (loss)	37,022	(16,278)	106,323	54,710

Other income (expense):
Investment income	4,393	6,008	15,421	16,202
Interest expense	(73)	(5)	(92)	(236)
Foreign exchange gains	(23)	457	(30)	187
Other, net	(157)	(287)	(438)	(912)

Total other income	4,140	6,173	14,861	15,241

Income (loss) before income taxes and cumulative effect of accounting change	41,162	(10,105)	121,184	69,951
Income tax (benefit)	14,201	(5,842)	41,874	21,770

Income (loss) before cumulative effect of accounting change	26,961	(4,263)	79,310	48,181
Cumulative effect of accounting change (net of tax effect of $694)	—	—	—	1,319

Net income (loss)	$26,961	$(4,263)	$79,310	$49,500

Basic earnings (loss) per share before cumulative effect of accounting change	$0.39	$(0.06)	$1.15	$0.68
Diluted earnings (loss) per share before cumulative effect of accounting change	$0.39	$(0.06)	$1.15	$0.68
Basic earnings (loss) per share	$0.39	$(0.06)	$1.15	$0.70
Diluted earnings (loss) per share	$0.39	$(0.06)	$1.15	$0.70
Basic weighted average shares outstanding	68,580	70,802	68,814	70,702
Diluted weighted average and equivalent shares outstanding	69,005	70,802	69,259	71,152

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Net income (loss)	$26,961	$(4,263)	$79,310	$49,500
Other comprehensive income (loss):
Foreign currency translation adjustment	1,132	701	2,578	4,140
Changes in unrealized gains and (losses) on foreign currency hedging transactions, net of tax (benefit)	(3,217)	831	(3,102)	(559)
Changes in unrealized gains and (losses) on investments, net of tax (benefit)	1,144	1,990	729	(1,591)

Comprehensive income (loss)	$26,020	$(741)	$79,515	$51,490

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Nine Months Ended
	September 29, 2007	September 30, 2006
Cash flows from operating activities:
Net income	$79,310	$49,500
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,184	11,338
Stock-based compensation	11,333	5,272
Excess tax benefit from share-based compensation	(797)	(1,570)
Cumulative effect of accounting change (net of tax)	—	(1,319)
Acquired in-process research and development	1,853	—
Deferred income taxes	(4,862)	(1,345)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(1,050)	(1,146)
Inventories	257	(16,746)
Other assets	248	(1,157)
Accounts payable	(6,016)	(1,387)
Accrued liabilities	13,978	7,527
Income taxes payable	(1,614)	(6,149)
Other operating activities	(2,001)	(2,063)

Net cash provided by operating activities	109,823	40,755

Cash flows from investing activities:
Purchases of property and equipment	(15,702)	(14,640)
Acquisition of businesses acquired, net of cash acquired	(141,277)	—
Acquisition of intangible assets	(2,800)	(18,091)
Purchases of investments and marketable securities	(645,843)	(860,250)
Maturities of investments and marketable securities	538,025	583,582
Sales of investments and marketable securities	190,393	275,601

Net cash used in investing activities	(77,204)	(33,798)

Cash flows from financing activities:
Purchase of treasury stock	(48,913)	(4,069)
Proceeds from exercise of stock options and stock purchase plan purchases	7,593	9,050
Excess tax benefit from share-based compensation	797	1,570

Net cash provided by (used in) financing activities	(40,523)	6,551

Effect of exchange rate changes on cash	(79)	428

Net increase (decrease) in cash and cash equivalents	(7,983)	13,936
Cash and cash equivalents at beginning of period	41,014	25,621

Cash and cash equivalents at end of period	$33,031	$39,557

Supplemental disclosures of cash flow information:
Interest paid	$92	$236
Income taxes paid	45,063	29,402

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

The consolidated balance sheet as of December 31, 2006, in this Form 10-Q is taken from the audited consolidated balance sheet in our Form 10-K. These interim financial statements include all adjustments (of a normal, recurring nature) necessary to present fairly Zebra’s consolidated financial position as of September 29, 2007, the consolidated results of operations for the three and nine months ended September 29, 2007 and September 30, 2006, and cash flows for the nine months ended September 29, 2007 and September 30, 2006. These results, however, are not necessarily indicative of results for the full year.

Note 2—Stock-Based Compensation

As of September 29, 2007, Zebra had a stock option plan and a stock purchase plan available for future grants. Prior to January 1, 2006, we accounted for these plans using the intrinsic value method in accordance with the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by SFAS No. 123, Accounting for Stock Based Compensation. Accordingly, we recognized no compensation cost, as all options granted under these plans had grant prices equal to the market value of the underlying common stock on the date of grant and the number of shares was fixed.

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

	2007	2006
Three months ended September 29, 2007	$4,776
Three months ended September 30, 2006		$1,787
Nine months ended September 29, 2007	11,333
Nine months ended September 30, 2006		5,272

SFAS No. 123(R) requires the cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized (excess tax benefits) to be classified as financing cash flows in the statement of cash flows. As a result, $797,000 of excess tax benefits for the nine months ended September 29, 2007, have been classified as financing cash flows. The excess tax benefits for the nine months ended September 30, 2006, was $1,437,000.

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

	Nine months ended
	September 29, 2007	September 30, 2006
Expected dividend yield	0%	0%
Forfeiture rate	7.69%	7.43%
Volatility	34.73%	38.30%
Risk free interest rate	4.55%	4.58%
- Range of interest rates	4.55% -5.03%	4.38% -4.73%
Expected weighted-average life	4.88 years	4.58 years
Fair value of options granted	$8,859,000	$5,802,000
Weighted-average grant date fair value of options granted	$13.97	$14.22

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

In conjunction with the WhereNet acquisition, on January 25, 2007, 41,924 shares of restricted stock were granted under the 2006 Zebra Technologies Corporation Incentive Compensation Plan (the 2006 Plan) to certain WhereNet executive officers. These restricted stock awards will vest over the next three years (one-third each year) after the grant date if the executive remains employed by Zebra throughout the specified time period. They will vest before the end of the specified time period in the event of death, disability, resignation for good reason, a change in control (as defined in the 2006 Plan), or termination by Zebra other than for Cause, as defined in the restricted stock agreement entered into by Zebra with each executive officer who was granted restricted stock (the Restricted Stock Agreement). The restricted stock is forfeited in certain situations specified in the Restricted Stock Agreement, including, if before the restricted stock vests, the executive’s employment is terminated by Zebra for Cause (as defined in the Restricted Stock Agreement) or if the executive resigns for other than good reason.

On September 4, 2007, Edward Kaplan retired as Zebra’s Chief Executive Officer (CEO) and Chairman of the Board. At that time, a modification was made to an option grant made to him on March 23, 2005, for 219,203 options. The option was modified so that the entire option became immediately exercisable, and the exercise period was extended until March 22, 2015, its original exercise period, irrespective of his retirement as an officer and the time period for which he remains a director. This modification resulted in an additional stock-based compensation expense for the third quarter of 2007 of $1,702,000.

Also on September 4, 2007, Anders Gustafsson became Zebra’s new CEO and was granted an initial non-qualified stock option (the “Initial Option”) under the 2006 Zebra Technologies Corporation Incentive Compensation Plan (the “Plan”) to purchase 75,000 shares of the Zebra Class A Common Stock. The Initial Option’s exercise price per share is equal to $36.80, the price of a share of Class A Common Stock as of September 4, 2007. In addition, on or after January 1, 2008, Mr. Gustafsson will be eligible to receive an annual equity award of non-qualified stock options (“Annual Options”) under the Plan. The amount of the Annual Options will be approved by the Compensation Committee. The Initial Option and the Annual Options will vest in four substantially equal annual installments on the each of the first four anniversaries of the option’s respective grant dates, subject to Mr. Gustafsson’s continued employment with Zebra on the respective anniversary dates.

On September 4, 2007, Mr. Gustafsson also received a restricted stock grant for 56,250 shares of Zebra Class A Common Stock (the “Restricted Shares”), and an additional option to purchase 168,750 shares of Zebra Class A Common Stock (the “Additional Option”), each of which will vest only upon the attainment of specified average total stockholder return targets. The Additional Option’s exercise price per share is also equal to $36.80.

If Mr. Gustafsson terminates his employment with good reason or Zebra terminates his employment without cause, any portion of his Initial Option and any Annual Options which are unvested at the time of such termination will immediately vest. In addition, if Mr. Gustafsson terminates his employment with good reason or Zebra terminates his employment without cause, and such termination of employment occurs within 120 days immediately preceding or one year immediately following a change in control under the Plan, then a percentage of the unvested Restricted Shares will vest and the Additional Option will vest with respect to a percentage of the otherwise unexercisable portion of the Additional Option, with the applicable percentage in each case determined based upon when the change in control occurs relative to the Start Date. Upon such a termination, Mr. Gustafsson will also become fully vested in his Initial Option and any Annual Options which are unvested at such time.

The fair value of the purchase rights of all Zebra employees issued under the Stock Purchase Plan is estimated using the following weighted-average assumptions for purchase rights granted. Expected lives of three months to one year have been used along with these assumptions.

	Nine months ended
	September 29, 2007	September 30, 2006
Fair market value	$36.49	$34.16
Option price	$31.02	$29.04
Expected dividend yield	0%	0%
Expected volatility	25%	28%
Risk free interest rate	4.83%	4.49%

Stock option activity for the period ended September 29, 2007, was as follows:

	2007
Fixed Options	Shares	Weighted-Average Exercise Price
Outstanding at beginning of year	2,460,367	$34.08
Granted	766,555	33.99
Exercised	(312,080)	19.28
Forfeited	(92,789)	40.24
Expired	(16,699)	48.75

Outstanding at end of period	2,805,354	$35.41
Options exercisable at end of period	1,254,277	$28.93

The following table summarizes information about fixed stock options outstanding at September 29, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
$ 1.29-$21.31	268,108	4.26 years	$10.61	209,046	$12.81
$ 21.31-$26.94	729,226	4.30 years	24.02	625,037	23.83
$ 26.94-$41.25	626,616	8.66 years	38.82	89,548	34.23
$ 41.25-$46.18	708,063	8.31 years	44.13	130,226	44.90
$ 46.18-$53.92	473,341	6.86 years	49.42	200,420	48.92

	2,805,354			1,254,277

	Options Outstanding	Options Exercisable
Aggregate intrinsic value	$16,544,000	$13,101,000
Weighted-average remaining contractual term	6.7 years	4.9 years

As of September 29, 2007, there was $17,005,000 of unearned compensation cost related to stock options granted under the plans. That cost is expected to be recognized over a weighted-average period of 2.9 years.

Note 3 – Inventories

The components of inventories are as follows (in thousands):

	September 29,	December 31,
	2007	2006
Raw materials	$47,202	$49,172
Work in process	3,563	1,014
Finished goods	33,747	31,004

Total inventories	$84,512	$81,190

Note 4 – Business Combinations

proveo AG. On July 2, 2007, Zebra acquired all of the outstanding stock of proveo AG for $13,851,000 (€10,182,000), which is net of cash acquired and transaction costs. Headquartered in Crailsheim, Germany, proveo AG provides integrated hardware and software systems that locate and track airport ground support equipment. The consolidated statements of earnings reflect the results of operations of proveo AG since the effective date of the purchase. The pro forma impact of this acquisition was not significant.

The following table (in thousands) summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition.

At July 2, 2007
Current assets	$2,062
Property and equipment	113
Intangible assets	4,176
Goodwill	9,959

Total assets acquired	$16,310

Deferred tax liability	(1,572)
Current liabilities	(887)

Net assets acquired	$13,851

On a preliminary basis, the purchase price was allocated to identifiable tangible and intangible assets acquired and liabilities assumed based on their estimated fair values resulting in goodwill of $9,959,000. The intangible assets of $4,176,000 consist mainly of the following (in thousands):

	Amount	Useful life
Trade names	$130	1.5 years
Customer relationships	1,523	8 years
Developed technology – hardware	1,504	8 year
Developed technology – software	1,019	5 years

The transaction calls for payments in addition to the original payment. These payments are contingent upon revenue related to specific products for the first eighteen months after the acquisition.

The goodwill is not deductible for tax purposes.

WhereNet Corp. On January 25, 2007, Zebra acquired all of the outstanding stock of WhereNet Corp., for $127,426,000, which is net of cash acquired and transaction costs. Headquartered in Santa Clara, CA, WhereNet provides integrated wireless real time locating systems (RTLS) to companies primarily in the industrial manufacturing, transportation and logistics, and aerospace and defense sectors. The consolidated statements of earnings reflect the results of operations of WhereNet since the effective date of the purchase. The pro forma impact of this acquisition was not significant.

The following table (in thousands) summarizes the adjusted fair values of the assets acquired and the liabilities assumed at the date of acquisition.

At January 25, 2007
Current assets	$9,254
Deferred tax assets	20,686
Property and equipment	360
Intangible assets	30,616
Goodwill	80,756

Total assets acquired	$141,672

Current liabilities	(14,246)

Net assets acquired	$127,426

The purchase price was allocated to identifiable tangible and intangible assets acquired and liabilities assumed based on their estimated fair values resulting in goodwill of $80,756,000. The future benefit of the acquired net operating loss of $30,513,000 is included in the deferred tax assets. The intangible assets of $30,616,000 consist mainly of the following (in thousands):

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

Note 5 – Investments and Marketable Securities

We classify the majority of our investments in marketable debt securities as available-for-sale in accordance with the classifications defined in SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. As of September 29, 2007, all of our investments in marketable debt securities with maturities greater than one year are classified as long-term in the balance sheet due to our ability and intent to hold them until maturity.

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

Our investments include marketable debt securities, marketable equity securities and partnership interests. We account for marketable debt securities as available-for-sale securities. We account for the marketable equity securities as trading securities. We account for the partnership interests using the cost method until our ownership percentage reaches 5% of the total partnership portfolio value, because at that point we begin using the equity method to account for them. We recorded a loss of $42,000 on trading securities in investment income during the nine months ended September 29, 2007.

During 2006, we reached the 5% threshold on one of our partnership interests. For the nine months ended September 29, 2007, we recorded $763,000 in equity in earnings related to this partnership interest, which is included in investment income. During the third quarter of 2007, we liquidated 90% of this partnership interest, with the balance to be liquidated during 2008. Within the next year we intend to liquidate all of our partnership interests.

Change in unrealized gains and losses on available-for-sale securities are included in these financial statements as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Changes in unrealized gains and (losses) on available-for-sale securities, net of tax, recorded in accumulated other comprehensive income	$1,144	$1,990	$729	$(1,591)

Note 6—Stockholders’ Equity

Share count and par value data related to stockholders’ equity are as follows:

	September 29, 2007	December 31, 2006
Preferred Stock
Par value per share	$0.01	$0.01
Shares authorized	10,000,000	10,000,000
Shares outstanding	—	—
Common Stock - Class A
Par value per share	$0.01	$0.01
Shares authorized	150,000,000	150,000,000
Shares issued	72,151,857	72,151,857
Shares outstanding	68,018,814	68,830,029
Treasury stock
Shares held	4,133,043	3,321,828

During the nine months ended September 29, 2007, we purchased 1,270,030 shares of Zebra Class A Common Stock for $44,209,000. Cash payments for treasury share purchases during the year were $48,913,000. This amount included a payment for $4,704,000 in January for shares that were purchased prior to December 31, 2006. Treasury shares are being reissued for exercise of stock options and purchases under stock purchase plan.

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

•

Unrealized gains (losses) on foreign currency hedging transactions relate to derivative instruments used to hedge the currency exchange rates for forecasted euro sales. These hedges are designated as cash flow hedges, and we have deferred income statement recognition of gains and losses until the hedged transaction occurs. See Note 10 for more details.

•	Unrealized gains (losses) on investments classified as available-for-sale are deferred from income statement recognition until the gains or losses are realized. See Note 5 above for more details.

The components of other comprehensive income included in the Consolidated Statements of Comprehensive Income are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Foreign currency translation adjustments	$1,132	$701	$2,578	$4,140

Changes in unrealized gains and (losses) on foreign currency hedging transactions:
Gross	$(5,159)	$1,333	$(4,974)	$(897)
Income tax (benefit)	(1,942)	502	(1,872)	(338)

Net	$(3,217)	$831	$(3,102)	$(559)

Changes in unrealized gains and (losses) on investments classified as available-for-sale:
Gross	$1,835	$3,191	$1,169	$(2,552)
Income tax (benefit)	691	1,201	440	(961)

Net	$1,144	$1,990	$729	$(1,591)

The components of accumulated other comprehensive income (loss) included in the Consolidated Balance Sheets are as follows (in thousands):

	As of
	September 29, 2007	December 31, 2006
Foreign currency translation adjustments	$10,978	$8,400

Changes in unrealized losses on foreign currency hedging transactions:
Gross	$(5,880)	$(906)
Income tax benefit	(2,213)	(341)

Net	$(3,667)	$(565)

Changes in unrealized losses on investments classified as available-for-sale:	$(472)	$(1,641)
Gross
Income tax benefit	(178)	(618)

Net	$(294)	$(1,023)

Note 8—Earnings Per Share

Earnings (loss) per share before cumulative effect of accounting change were computed as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Basic earnings (loss) per share:
Income (loss) before cumulative effect of accounting change	$26,961	$(4,263)	$79,310	$48,181

Weighted average common shares outstanding	68,580	70,802	68,814	70,702

Per share amount	$0.39	$(0.06)	$1.15	$0.68
Diluted earnings (loss) per share:
Income (loss) before cumulative effect of accounting change	$26,961	$(4,263)	$79,310	$48,181

Weighted average common shares outstanding	68,580	70,802	68,814	70,702
Add: Effect of dilutive securities – stock options	425	—	445	450

Diluted weighted average and equivalent shares outstanding	69,005	70,802	69,259	71,152

Per share amount	$0.39	$(0.06)	$1.15	$0.68

Earnings (loss) per share after the cumulative effect of the accounting change were computed as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Basic earnings (loss) per share:
Net income (loss)	$26,961	$(4,263)	$79,310	$49,500

Weighted average common shares outstanding	68,580	70,802	68,814	70,702

Per share amount	$0.39	$(0.06)	$1.15	$0.70
Diluted earnings (loss) per share:
Net income (loss)	$26,961	$(4,263)	$79,310	$49,500

Weighted average common shares outstanding	68,580	70,802	68,814	70,702
Add: Effect of dilutive securities – stock options	425	—	445	450

Diluted weighted average and equivalent shares outstanding	69,005	70,802	69,259	71,152

Per share amount	$0.39	$(0.06)	$1.15	$0.70

The calculation of loss per share for the three months ended September 30, 2006, did not include the effect of dilutive securities (stock options) because to do so would have been anti-dilutive.

Potentially dilutive securities that were excluded from the earnings per share calculation consist of stock options with an exercise price greater than the average market price of the Class A common stock. These options were as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Potentially dilutive shares	1,614,000	1,233,000	1,608,000	1,151,000

Note 9—Goodwill and Other Intangible Asset Data

Intangible asset data are as follows (in thousands):

	September 29, 2007		December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Current technology	$34,497	$(12,293)	$15,481	$(9,566)
Patent and patent rights	29,797	(5,496)	28,247	(2,645)
Customer relationships	19,337	(3,607)	3,798	(1,290)

Total	$83,631	$(21,396)	$47,526	$(13,501)

Unamortized intangible assets
Goodwill	$161,877		$70,714
Aggregate amortization expense
For the year ended December 31, 2006			$3,653
For the three months ended September 30, 2006			789
For the nine months ended September 30, 2006			2,259
For the three months ended September 29, 2007	$2,928
For the nine months ended September 29, 2007	7,871
Estimated amortization expense
For the year ended December 31, 2007	$10,839
For the year ended December 31, 2008	10,441
For the year ended December 31, 2009	10,114
For the year ended December 31, 2010	9,347
For the year ended December 31, 2011	8,999
Thereafter	20,366

During 2007, in addition to the intangible assets we acquired in conjunction with our acquisitions of WhereNet and proveo AG, we acquired intangible assets in the amount of $2,800,000 for software licenses and patents with estimated useful lives of 7 to 9 years.

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

Hedging of Net Assets

We use forward contracts and options to manage exposure related to our pound- and euro-denominated net assets. We record gains and losses on these contracts and options in income each quarter along with the transaction gains and losses related to our net euro asset position, which would ordinarily offset each other. Summary financial information related to these activities follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Change in gains and (losses) from foreign exchange derivatives	$(1,770)	$1,190	$(1,877)	$11
Gain (loss) on net foreign currency assets	1,747	(733)	1,847	176

Net foreign exchange gain and (losses)	$(23)	$457	$(30)	$187

	As of
	September 29, 2007	December 31, 2006
Notional balance of outstanding contracts:
Pound/US dollar	£3,000	£2,660
Euro/US dollar	€15,000	€17,000
Euro/Pound	€19,500	€22,000
Net fair value of outstanding contracts	$109	$(172)

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

	As of
	September 29, 2007	December 31, 2006
Net unrealized losses deferred in other comprehensive income:
Gross	$(5,880)	$(906)
Income tax benefit	(2,213)	(341)

Net	$(3,667)	$(565)

Notional balance of outstanding contracts	€109,200	€44,075
Hedge effectiveness	100%	100%

	2007	2006
Net losses included in revenue for the:
Three months ended September 29, 2007	$(705)
Three months ended September 30, 2006		$(721)
Nine months ended September 29, 2007	(1,795)
Nine months ended September 30, 2006		(553)

The duration of our forecasted sales hedge contracts ranges from nine to twelve months.

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

Note 12—Warranty. In general, Zebra provides warranty coverage of one year on printers against defects in material and workmanship. Printheads are warranted for nine months and batteries are warranted for three months. A provision for warranty expense is recorded at the time of shipment and adjusted quarterly based on historical warranty experience. The following is a summary of Zebra’s accrued warranty obligation.

	Nine Months Ended September 29, 2007	Nine Months Ended September 30, 2006
Balance at the beginning of the year	$2,250	$1,922
Warranty expense year-to-date	4,863	3,876
Warranty payments made year-to-date	(4,025)	(3,773)

Balance at the end of the period	$3,088	$2,025

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

	Nine Months Ended September 29, 2007	Nine Months Ended September 30, 2006
Balance at the beginning of the year	$2,115	$632
Recycling expense year-to-date	1,357	1,005
Recycling payments made year-to-date	—	—
Exchange rate impact	94	23

Balance at the end of the period	$3,566	$1,660

Note 13—Income Taxes

On January 1, 2007, we adopted Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109. According to FIN No. 48, we identified, evaluated, and measured the amount of income tax benefits to be recognized for all of our income tax positions. The net income tax assets recognized under FIN No. 48 did not differ from the net assets recognized before adoption, and, therefore, we did not record an adjustment related to the adoption of FIN No. 48. Zebra did not have any unrecognized tax benefits as of September 29, 2007 or December 31, 2006.

Zebra has concluded all U.S. federal income tax audits for years through 2003. The tax years 2002 through 2006 remain open to examination by multiple state taxing jurisdictions.

Zebra’s continuing practice is to recognize interest and/or penalties related to income tax matters as part of income tax expense. For the quarter ended September 29, 2007, we did not accrue any interest or penalties into income tax expense.

The effective income tax rate for the third quarter of 2007 was 34.5%, compared with an income tax benefit of 57.8% for the third quarter of 2006. The change in the effective tax rate is a result of the impact of permanent tax differences, including tax-exempt interest income, on the effective income tax rate due to the loss before income taxes incurred in the third quarter of 2006. In addition, we reduced tax reserves last year in the amount of $1,189,000 related to the completion of various state tax audits and 2005 state income tax returns. The resulting year-to-date effective income tax rate for 2007 was 34.6%, compared with 31.2% for the same period in 2006.

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

Note 15—Related Party Transactions

As previously reported, Zebra leased a facility from Unique Building Corporation, an entity controlled by certain officers and stockholders of Zebra. On August 1, 2007, this facility was sold to an unrelated third party with the existing lease with Zebra continuing according to its terms.

Note 16—Subsequent Events

On October 15, 2007, Zebra signed a definitive agreement to purchase all of the outstanding stock of Navis Holdings LLC (Navis) for $145,000,000 in cash. Navis is based in Oakland, CA, and is a supply chain logistics systems provider whose products help to optimize the flow of goods through cargo ports and other distribution centers. Navis was the first company to provide automated container terminal operating systems, which improve velocity and visibility of cargo movement through port and intermodal facilities. The Navis suite of products helps companies enhance productivity, efficiency and profitability by automating and integrating data input functions for real-time analysis and planning. These products unite various functions to streamline workflow and reduce overhead, administration and maintenance costs. This transaction, which is subject to an antitrust waiting period and other customary closing conditions, is expected to close in the fourth quarter of 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net sales for the third quarter of 2007, compared with the third quarter of 2006, increased 16.5% principally on the strength of sales in international sales regions. Continued robust sales growth of our established printer and service lines were supplemented by sales from recent acquisitions. Gross margin expanded due to improved manufacturing variances, a favorable product mix, and favorable exchange rate movements. Higher operating expenses resulted from increases in payroll costs, information system costs, professional service fees, and recent acquisitions. In addition, operating expenses include $3,979,000 in one-time charges related to the retirement of former CEO Ed Kaplan and Board of Director project activity related to the search and hiring of a new chief executive officer.

Results of Operations: Third Quarter of 2007 versus Third Quarter of 2006

Sales

Sales by product category, percent change, and percent of total sales for the three and nine months ended September 29, 2007, and September 30, 2006, were (in thousands, except percentages):

	Three Months Ended
Product Category	September 29, 2007	September 30, 2006	Percent Change	Percent of Total Sales - 2007	Percent of Total Sales - 2006
Hardware	$164,756	$140,892	16.9	75.8	75.6
Supplies	41,731	38,408	8.7	19.2	20.6
Service and software	9,728	6,280	54.9	4.5	3.4
Shipping and handling	1,708	1,527	11.9	0.8	0.8
Cash flow hedging activities	(705)	(721)	NM	(0.3)	(0.4)

Total sales	$217,218	$186,386	16.5	100.0	100.0

	Nine Months Ended
Product Category	September 29, 2007	September 30, 2006	Percent Change	Percent of Total Sales - 2007	Percent of Total Sales - 2006
Hardware	$482,640	$414,921	16.3	76.1	75.5
Supplies	120,098	112,130	7.1	18.9	20.4
Service and software	28,681	18,710	53.3	4.5	3.4
Shipping and handling	5,082	4,413	15.2	0.8	0.8
Cash flow hedging activities	(1,795)	(553)	NM	(0.3)	(0.1)

Total sales	$634,706	$549,621	15.5	100.0	100.0

Sales to customers by geographic region, percent changes and percent of total sales for the three and nine months ended September 29, 2007, and September 30, 2006, were (in thousands, except percentages):

	Three Months Ended
Geographic Region	September 29, 2007	September 30, 2006	Percent Change	Percent of Total Sales - 2007	Percent of Total Sales - 2006
Europe, Middle East and Africa	$74,200	$59,250	25.2	34.2	31.8
Latin America	16,703	13,589	22.9	7.7	7.3
Asia-Pacific	21,221	16,776	26.5	9.8	9.0

Total International	112,124	89,615	25.1	51.7	48.1
North America	105,094	96,771	8.6	48.3	51.9

Total sales	$217,218	$186,386	16.5	100.0	100.0

	Nine Months Ended
Geographic Region	September 29, 2007	September 30, 2006	Percent Change	Percent of Total Sales - 2007	Percent of Total Sales - 2006
Europe, Middle East and Africa	$226,330	$190,272	19.0	35.7	34.6
Latin America	44,638	39,765	12.3	7.0	7.2
Asia-Pacific	55,771	44,651	24.9	8.8	8.1

Total International	326,739	274,688	18.9	51.5	49.9
North America	307,967	274,933	12.0	48.5	50.1

Total sales	$634,706	$549,621	15.5	100.0	100.0

Our North America, Latin America, and Asia-Pacific regions achieved record quarterly sales. Overall, sales growth for Zebra was affected by the success of programs to accelerate sales growth in the international territories, and by the impact of the WhereNet acquisition on North American sales.

Our international sales are denominated in multiple currencies, primarily the U.S. dollar, British pound and euro. This directly causes our reported sales to be subject to fluctuations based on changes in currency rates. We estimate that favorable foreign exchange movements of the euro and the pound versus the dollar had a positive impact of $4,850,000 on sales for the third quarter of 2007 and $15,134,000 for the year to-date.

We currently hedge a portion of anticipated euro-denominated sales to partially protect Zebra against exchange rate movements. This program resulted in a loss of $705,000 for the third quarter of 2007 and a loss of $1,795,000 for the year to-date. See Note 10 to the Consolidated Financial Statements included in this Form 10-Q for a more detailed discussion of this hedging program.

New printer products (defined as printers released within 18 months prior to the end of the applicable fiscal period) accounted for 5.1% of printer sales in the third quarter of 2007, compared with 12.1% of printer sales in the third quarter of 2006 and 8.9% for the second quarter of 2007. Year to-date, new printer products accounted for 8.7% in 2007, compared with 13.1% for the corresponding period in 2006. Zebra released four new printer products in the third quarter, and we expect sales for these printers to increase the new product percentage starting in the fourth quarter of 2007.

Printer unit volumes and average selling price information is summarized below:

	Three Months Ended			Nine Months Ended
	September 29, 2007	September 30, 2006	Percent Change	September 29, 2007	September 30, 2006	Percent Change
Total printers shipped	228,313	192,710	18.5	684,642	591,788	15.7
Average selling price of printers shipped	$585	$621	(5.8)	$575	$599	(4.0)

For the third quarter of 2007, unit volumes increased significantly in our desktop and mobile product lines. The decrease in average selling price is primarily related to higher sales growth of these printer lines, compared with the product mix for the third quarter of 2006. Year to-date, unit volumes of mid range printers increased, which contributed to a lower average selling price from the prior year.

Gross Profit

Gross profit information is summarized below (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	September 29, 2007	September 30, 2006	Percent Change	September 29, 2007	September 30, 2006	Percent Change
Gross Profit	$104,628	$87,786	19.2	$303,820	$260,010	16.8
Gross Profit Margin (%)	48.2	47.1		47.9	47.3

Gross profit margin was affected by favorable foreign currency movements, which resulted in increased gross profit by $4,026,000 for the third quarter, and $12,417,000 for the year to-date. Gross margin also improved due to reductions in manufacturing variances and a favorable product mix.

Selling and Marketing Expenses

Selling and marketing expenses are summarized below (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	September 29, 2007	September 30, 2006	Percent Change	September 29, 2007	September 30, 2006	Percent Change
Selling and marketing expenses	$29,080	$23,467	23.9	$86,313	$69,086	24.9
Percent of sales	13.4	12.6		13.6	12.6

During the third quarter of 2007, selling and marketing expenses increased due to higher payroll costs of $4,106,000 over the third quarter of 2006, which was, in part, related to our recent acquisitions. Year to-date, advertising and market development costs, outside commissions, and travel and entertainment costs also increased.

Research and Development Costs

The development of new products and enhancements to existing products are important to Zebra’s business and growth prospects. To maintain and build our product pipeline, we made investments in research and development, summarized below (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	September 29, 2007	September 30, 2006	Percent Change	September 29, 2007	September 30, 2006	Percent Change
Research and development costs	$13,904	$11,774	18.1	$41,958	$36,191	15.9
Percent of sales	6.4	6.3		6.6	6.6

Quarterly product development expenses fluctuate widely depending on the status of on-going projects. We are committed to a long-term strategy of significant investment in product development. For the third quarter of 2007, payroll costs increased $1,647,000 in relation to the third quarter of 2006. Year-to-date, research and development costs were also affected by increased payroll costs.

General and Administrative Expenses

General and administrative expenses are summarized in the table below (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	September 29, 2007	September 30, 2006	Percent Change	September 29, 2007	September 30, 2006	Percent Change
General and administrative expenses	$21,694	$14,642	48.2	$59,502	$44,372	34.1
Percent of sales	10.0	7.9		9.4	8.1

For the third quarter of 2007, the increase in general and administrative expenses compared with the third quarter of 2006 is related to $2,368,000 of increased payroll costs and $3,979,000 in one-time charges related to the retirement of former CEO Ed Kaplan and Board of Director project activity related to the search and hiring of a new chief executive officer. Year-to-date, the general and administrative expense change was also a result of increased information systems costs offset by a decrease in legal expenses.

Settlement and Licensing Agreement with Paxar Americas, Inc.

During the third quarter of 2006, Zebra paid $63,750,000 to settle all issues surrounding the litigation with Paxar Americas, Inc. Of this amount, $53,392,000 was included as operating expense.

Operating Income (Loss)

Operating income (loss) is summarized in the following table (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	September 29, 2007	September 30, 2006	Percent Change	September 29, 2007	September 30, 2006	Percent Change
Operating income (loss)	$37,022	$(16,278)	NM	$106,323	$54,710	94.3
Percent of sales	17.0	(8.7)		16.8	10.0

Non-operating Income and Expenses

Zebra’s non-operating income and expense items are summarized in the following table (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Investment income	$4,393	$6,008	$15,421	$16,202
Interest expense	(73)	(5)	(92)	(236)
Foreign exchange gain (loss)	(23)	457	(30)	187
Other, net	(157)	(287)	(438)	(912)

Total other income	$4,140	$6,173	$14,861	$15,241

Rate of Return Analysis:
Average cash and marketable securities balances	$480,509	$566,235	$514,275	$545,931
Annualized rate of return	3.7%	4.2%	4.0%	4.0%

Income Tax (Benefit)

The effective income tax rate for the third quarter of 2007 was 34.5%, compared with an income tax benefit of 57.8% for the same period last year. The change in the effective tax rate is a result of the impact of permanent tax differences, including tax-exempt interest income, on the effective income tax rate due to the loss before income taxes incurred in the third quarter of 2006. In addition, we reduced tax reserves last year in the amount of $1,189,000 related to the completion of various state tax audits and 2005 state income tax returns. The resulting year-to-date effective income tax rate for 2007 was 34.6% compared to 31.2% for the same period in 2005.

Income (Loss) before Cumulative Effect of Accounting Change

Zebra’s income (loss) before cumulative effect of accounting change is summarized below (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Income (loss) before cumulative effect of accounting change	$26,961	$(4,263)	$79,310	$48,181
Diluted earnings (loss) per share	$0.39	$(0.06)	$1.15	$0.68

Cumulative Effect of Accounting Change

During the first quarter of 2006, Zebra adopted SFAS No. 123(R), Share-Based Payments, utilizing the modified retrospective approach. SFAS No. 123(R) requires entities to estimate the number of forfeitures of unvested options expected to occur and record expense based upon the number of awards expected to vest. Prior to the adoption of SFAS No. 123(R), we accounted for forfeitures as they occurred as permitted under previous accounting standards. The requirement to estimate forfeitures is classified as an accounting change under APB Opinion No. 20, Accounting Changes, which requires a one-time adjustment in the period of adoption. The one-time adjustment (cumulative effect of accounting change) related to the change in estimating forfeitures increased 2006 income by $1,319,000, net of applicable taxes.

Net Income (Loss)

Zebra’s net income (loss) is summarized below (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Net income (loss)	$26,961	$(4,263)	$79,310	$49,500
Diluted earnings (loss) per share	$0.39	$(0.06)	$1.15	$0.70

Liquidity and Capital Resources

During the first nine months of 2007, Zebra purchased WhereNet Corp. for $127,426,000, and proveo AG for $13,851,000. As a result, Zebra’s cash and investment balances decreased to $469,360,000 at September 29, 2007, compared with $559,189,000 at December 31, 2006. Factors affecting cash and investment balances during the first nine months of 2007 include (note that changes discussed below include the impact of foreign currency):

•	Operations provided cash in the amount of $109,823,000, primarily from net income.

•

The accounts receivable included $8,114,000 of acquired accounts receivable resulting in a decrease in the overall cash flow amount of $1,050,000. Days sales outstanding increased to 56 days for the third quarter of 2007 compared with 53 days at the end of 2006.

•	Accounts payable increased by $6,016,000, due to the timing of vendor payments.

•	Accrued liabilities increased by $13,978,000 for payroll, unearned revenue, warranty, and hedge contract valuations.

•	Purchases of property and equipment totaled $15,702,000.

•	Purchase of acquired businesses totaled $141,277,000.

•	Net sales of investments totaled $82,575,000.

•	Cash payments for treasury shares totaled $48,913,000. Zebra made open market repurchases of our shares under authorizations of the Board of Directors dated October 4, 2005 and July 30, 2007.

•	Stock option exercises and purchases under the stock purchase plan contributed $7,593,000.

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

Customer Returns

Customers have the right to return products that do not function properly within a limited time after delivery. We monitor and track product returns and record a provision for the estimated future returns based on historical experience and any notification received of pending returns. Returns have historically been within expectations and the provisions established, but Zebra cannot guarantee that it will continue to experience return rates consistent with historical patterns. Historically, our product returns have not been significant. If a significant issue should arise, however, it could have a material impact on our financial statements.

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

Price Protection

We offer some of our customers price protection as an incentive to carry inventories of our product. These price protection plans provide that if we lower prices, we will credit them for the price decrease on the inventories they hold. We estimate future payments under price protection programs quarterly and establish a reserve, which is charged against revenue. Our customers typically carry limited amounts of inventory, and Zebra infrequently lowers prices on current products. As a result, the amounts paid under these plans have been minimal.

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

Investments and Marketable Securities

Investments and marketable securities at September 29, 2007, consisted of the following:

U.S. government securities	8.1%
State and municipal bonds	83.9%
Corporate bonds	0.4%
Equity securities	0.8%
Partnership interests	6.8%

We classify our debt and marketable equity securities in one of three categories: trading, available-for-sale or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those debt securities that Zebra has the ability and intent to hold until maturity. All securities not included in trading or held-to-maturity are classified as available-for-sale, except for partnership interests described below.

Trading and available-for-sale securities are recorded at fair value. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of discounts or premiums. Unrealized holding gains and losses on trading securities are included in earnings. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders’

equity until realized. As of September 29, 2007, Zebra’s investments in marketable debt securities are classified as available-for-sale. In addition, all of our investments in marketable debt securities with maturities greater than one year are classified as long-term investments on the balance sheet because of our ability and intent to hold them until maturity. Our investment in marketable equity securities is classified as trading.

We account for the partnership interests using the cost method until our ownership percentage in a partnership reaches 5% of the total partnership portfolio value. At that time, we begin using the equity method to account for that particular partnership. During 2006, we reached the 5% threshold on one of our partnership interests. During the third quarter of 2007, we liquidated 90% of this partnership interest, with the balance to be liquidated in 2008. Within the next year we intend to liquidate all of our partnership interests.

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

We reserve for estimated credit losses based upon historical experience and specific customer collection issues. Over the last three years, accounts receivable reserves varied from 0.6% to 3.3% of total accounts receivable. Accounts receivable reserves as of September 29, 2007, were $4,324,000, or 3.1% of the balance due. We feel this reserve level is appropriate considering the quality of the portfolio as of September 29, 2007. While credit losses have historically been within expectations and the provisions established, we cannot guarantee that our credit loss experience will continue to be consistent with historical experience.

Inventories

We value our inventories at the lower of the actual cost to purchase or manufacture using the first-in, first-out (FIFO) method, or the current estimated market value. We review inventory quantities on hand and record a provision for excess and obsolete inventory based on forecasts of product demand and production requirements for the subsequent twelve months.

Over the past three years, our reserves for excess and obsolete inventories have ranged from 10.0% to 12.8% of gross inventory. As of September 29, 2007, reserves for excess and obsolete inventories were $10,886,000, or 11.2% of gross inventory. We believe this reserve level is appropriate considering the quantities and quality of the inventories as of September 29, 2007.

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

If we believe that one or more of the above indicators of impairment have occurred and the undiscounted cash flow test is failed in the case of amortizable assets, we measure impairment based on projected discounted cash flows using a discount rate that incorporates the risk inherent in the cash flows. Net intangible assets, long-lived assets and goodwill amounted to $286,728,000 as of September 29, 2007.

Income Taxes

On January 1, 2007, we adopted Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109. According to FIN No. 48, we identified, evaluated, and measured the amount of income tax benefits to be recognized for all of our income tax positions. The net income tax assets recognized under FIN No. 48 did not differ from the net assets recognized before adoption, and, therefore, we did not record an adjustment related to the adoption of FIN No. 48. Zebra did not have any unrecognized tax benefits as of September 29, 2007.

Zebra has concluded all U.S. federal income tax audits for years through 2003. The tax years 2002 through 2006 remain open to examination by multiple state taxing jurisdictions.

Zebra’s continuing practice is to recognize interest and penalties related to income tax matters as part of income tax expense. For the quarter ended September 29, 2007, we did not accrue any interest or penalties into income tax expense.

Contingencies

We record estimated liabilities related to contingencies based on our estimates of the probable outcomes. Quarterly, we assess the potential liability related to pending litigation, tax audits and other contingencies and confirm or revise estimates and reserves as appropriate.

For a discussion of the Printherm litigation matters, see Note 11 to the Consolidated Financial Statements included in this Form 10-Q.

Stock-based Compensation

As of September 29, 2007, we had two stock-based compensation plans available for future grants. As of January 1, 2006, Zebra adopted SFAS No. 123(R), Share-Based Payments, utilizing the modified retrospective approach, which requires the prior period financial statements to be restated to recognize compensation costs in the amounts previously reported in the pro forma footnote disclosures. See Note 2 to the Consolidated Financial Statements included in this Form 10-Q for further information on the adoption and impact of SFAS No. 123(R).

Significant Customer

ScanSource, Inc. is our most significant customer. Our net sales to ScanSource, Inc., an international distributor of products related to automatic identification, telephony and security, as a percentage of total net sales, were as follows:

	September 29, 2007	September 30, 2006
For the three months ended	15.2%	17.0%
For the nine months ended	16.3%	17.0%

No other customer accounted for 10% or more of total net sales during these time periods.

Expectations

As stated on our quarterly conference call on October 22, 2007, we estimate net sales, gross profit margins, operating expenses, and earnings for the fourth quarter of 2007 as follows (in thousands, except per share amounts and percentages):

Fourth Quarter 2007
Net sales	$215,000 to $227,000
Gross profit margins	48.0% to 49.0%
Operating expenses	$68,000 to $69,000
Diluted earnings per share	$0.38 to $0.45

The effective tax rate is expected to be 34.5% of income before income taxes for the fourth quarter of 2007.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes in Zebra’s market risk during the quarter ended September 29, 2007. For additional information on market risk, refer to the “Quantitative and Qualitative Disclosures About Market Risk” section of our Form 10-K for the year ended December 31, 2006. See -Note 5 to the Consolidated Financial Statements included in this Form 10-Q for further discussion of investments and marketable securities.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended September 29, 2007, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. As permitted by the rules and regulations of the SEC, we excluded Wherenet and proveo AG from our assessment of our internal control over financial reporting for the quarter ended September 29, 2007. We also expect to exclude WhereNet and proveo AG from our annual assessment for the year ended December 31, 2007. We are in the process of integrating the internal control procedures of these two companies into our internal control structure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Treasury Shares

During the third quarter of 2007, Zebra purchased 1,231,641 shares of Zebra’s Class A common stock as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum number of shares that may yet be purchased under the program
July 2007 (July 1 – July 28)	—	—	—	3,380,700
August 2007 (July 29 – August 25)	1,231,641	$34.80	1,231,641	2,149,059
September 2007 (August 26 – September 29)	—	—	—	2,149,059

Total	1,231,641	$34.80	1,231,641	2,149,059

1. On October 4, 2005, Zebra announced that the Board authorized the purchase of up to 2,500,000 shares of Zebra common stock. The purchase price is at management’s discretion, and there is no expiration on the authorization. On August 1, 2007, Zebra announced that the Board authorized the purchase of an additional 3,000,000 shares under the same terms.

Item 6. Exhibits and Reports on Form 8-K

3(ii)	Amended and Restated By-laws of the Company.

10.1	Letter agreement by and between Edward L. Kaplan and the Company dated August 31, 2007.(1)

10.2	Employment Agreement by and between Anders Gustafsson and the Company dated August 23, 2007.(1)

10.3	Non-Qualified Stock Option Agreement by and between Anders Gustafsson and the Company dated September 4, 2007.(1)

10.4	LTI Restricted Stock Agreement by and between Anders Gustafsson and the Company dated September 4, 2007.(1)

10.5	LTI Non-Qualified Stock Option Agreement by and between Anders Gustafsson and the Company dated September 4, 2007.(1)

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Current Report on Form 8-K filed on September 4, 2007, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZEBRA TECHNOLOGIES CORPORATION

Date: November 1, 2007	By:	/s/ Anders Gustafsson
Anders Gustafsson
Chief Executive Officer

Date: November 1, 2007	By:	/s/ Charles R. Whitchurch
Charles R. Whitchurch
Chief Financial Officer