Form 10-K
period 2007-12-31
ZEBRA TECHNOLOGIES CORP/DE
filed 2008-02-29
CIK 877212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Act).    Yes  ☐    No  ☒

As of June 30, 2007, the aggregate market value of each of the registrant’s Class A Common held by non-affiliates was approximately $2,678,766,000. The closing price of the Class A Common Stock on June 30, 2007, as reported on the Nasdaq Stock Market, was $38.74 per share.

As of February 22, 2008, 66,393,048 shares of Class A Common Stock, par value $.01 per share, were outstanding.

Documents Incorporated by Reference

Certain sections of the registrant’s Notice of Annual Meeting of Stockholders and Proxy Statement for its Annual Meeting of Stockholders to be held on May 22, 2008 are incorporated by reference into Part III of this report.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

PART I

References in this document to “Zebra,” “we,” “us,” or “our” refer to Zebra Technologies Corporation and its subsidiaries, unless the context specifically indicates otherwise.

Safe Harbor

Forward-looking statements contained in this filing are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995 and are highly dependent upon a variety of important factors which could cause actual results to differ materially from those reflected in such forward looking statements. These factors include:

•	Market acceptance of Zebra’s printer and software products and competitors’ product offerings and the potential effects of technological changes,

•	The effect of market conditions in North America and other geographic regions,

•	Our ability to control manufacturing and operating costs, including the success of migrating final printer product assembly offshore to a third-party manufacturer,

•	Success of integrating acquisitions,

•	Interest rate and financial market conditions because of our large investment portfolio,

•	Foreign exchange rates due to the large percentage of our international sales and operations, and

•	The outcome of litigation in which Zebra is involved, particularly litigation or claims related to infringement of third-party intellectual property rights.

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

Item 1. Business

Zebra Technologies Corporation was incorporated as an Illinois Corporation in 1969. We became a Delaware corporation in 1991 in connection with our initial public offering, which we completed in August 1991. We remain organized under the laws of the State of Delaware, and our principal offices are located at 333 Corporate Woods Parkway, Vernon Hills, Illinois 60061. Our main telephone number is (847) 634-6700 and our primary Internet Web site address is www.zebra.com. You can find all of Zebra’s filings with the SEC free of charge through the investor page on this Web site, immediately upon filing.

The Company

Zebra delivers products and solutions that improve our customers’ ability to identify, track and manage assets, transactions and people. We design, manufacture and distribute specialty printing devices that print variable information on demand at the point of issuance. These devices are used worldwide by manufacturers, service organizations and governments for automatic identification, data collection and personal identification in applications that improve productivity, deliver better customer service and provide more effective security. Our product range consists of direct thermal and thermal transfer label and receipt printers, passive radio frequency identification (RFID) printer/encoders, dye sublimation card printers and digital photo printers. We also sell a comprehensive range of specialty supplies consisting of self-adhesive labels, thermal transfer ribbons, thermal printheads, batteries and other accessories, including software for label design and printer network management.

In 2007, we acquired WhereNet Corp., proveo AG and Navis Holdings, LLC. The acquisitions of these companies expanded the range of identification and tracking solutions we deliver to our customers. In addition, they provided us with new technologies to offer our customers including active RFID and global positioning systems (GPS). The products of these companies consist of battery-powered wireless tags, fixed-position antennae, transponder modules and various application software. These companies also sell consulting services, maintenance contracts and software licenses. These companies are discussed separately at the end of this Item 1, “Business.”

Specialty Printer Products

We design our printer products to operate at the point of issuance to produce and dispense high-quality labels, plastic cards, and photographs on demand. The exceptional diversity of applications using our printer products for bar coding and personal identification is comprised of routing and tracking, transactions processing, and identification and authentication. These applications require high levels of data accuracy and where speed and reliability are critical. They also include specialty printing for receipts and tickets where improved customer service and productivity gains may be the primary reason for printing, rather than a barcoding application. Plastic cards are used for secure, reliable personal identification or access control. Digital photo printers are sold on an OEM basis to professional photographers and for use in kiosks at retail and other locations.

Applications for our printing technology span most industries and geographies. They include inventory control, small package delivery, baggage handling, automated warehousing, JIT (Just-In-Time) manufacturing, employee time and attendance records, file management systems, hospital information systems, medical specimen labeling, shop floor control, in-store product labeling, employee ID cards, driver’s licenses, and access control systems. As of December 31, 2007, management estimates that Zebra has sold over 6,000,000 printers to users in approximately 100 countries.

We believe competitive forces on businesses worldwide to strengthen security, reduce costs, improve quality, deliver better customer service, and increase productivity, support the adoption of the printing and automatic identification applications Zebra provides, because these solutions deliver significant and predictable economic benefits. Industry-mandated compliance requirements for bar code labeling and RFID tagging are also important catalysts in the deployment of these systems. We also believe that companies are adopting automatic identification systems that incorporate barcoding and RFID for business improvement applications. Many of these applications make increasing use of enterprise-wide resource planning (ERP) and other process improvement systems in manufacturing and service organizations. Greater emphasis on supply chain management, the drive to reduce errors in healthcare, and heightened concern over safety and security will lead to increased use of automatic identification systems. Still other applications are taking advantage of recent advances in wireless and hand-held computing technologies.

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

As of December 31, 2007, we offered 56 thermal printer models with numerous variations, in nine categories as follows:

•	Performance tabletop printers for applications requiring continuous operation in high output, mission-critical and industrial settings.

•

RFID printer/encoders for passive high frequency (HF) and ultra-high frequency (UHF) radio frequency identification (RFID) in the retail supply chain, for defense logistics, and other applications. These units are used to print and encode “smart labels” in a single pass. Smart labels are printable labels embedded with an ultra-thin radio frequency transponder. Information encoded in these transponders can then be read and modified by a radio frequency reader.

•	Mid-range tabletop printers, which are designed for demanding commercial applications.

•	Desktop printers to deliver value and performance in applications with lower volume or space restrictions.

•	Mobile printers to meet the printing needs of workers in the field.

•	Print engines, which are sold to manufacturers and integrators of high-speed automatic label applicator systems and are available with or without RFID smart label capabilities.

•	Kiosk and ticket printers for use in kiosks and other unattended printing applications.

•	Card printers, which print national identity cards, driver’s licenses, employee identification badges, gift cards and personalized cards.

•	Photo printers to produce digital photographs, either as part of a photo kiosk or standalone in professional photography applications.

In addition to their use in on-demand automatic identification applications, our thermal printers can also be used for on-site batch production of custom bar code labels and other graphics. This capability results in shorter lead times, reduced inventory, and more flexibility than can be provided with traditional off-site printing.

Printer Supplies

Supplies products consist of stock and customized thermal labels, wristbands, smart labels and tags, plastic cards, card laminates and thermal transfer ribbons. Zebra promotes the use of genuine Zebra brand supplies with its equipment.

Zebra fully supports its printers, resellers and end users with an extensive line of superior quality, high-performance supplies optimized to a particular user’s needs. Supplies are chosen in consultation with the reseller and end user based on the specific application, printer and environment in which the labeling system must perform. These printing solutions frequently include proprietary ribbon and label formulations that are designed to optimize image resolution and printer performance while meeting the most demanding end user application performance criteria. Factors such as adhesion, resistance to scratches, smudges and abrasion, and chemical and environmental exposures are all taken into account when selecting the type of ribbon and labeling materials. The use of supplies that are not carefully matched to specific printers can degrade image quality, and decrease the part life of key printer components such as printheads.

Printer Related Software

Zebra has specialized printer management, label design and driver solutions to help unlock the full potential of Zebra printers. The ZebraLink Solutions suite of networking, software, firmware offerings, combined with the enhanced printer management capabilities of ZebraNet™ Bridge, makes Zebra’s printers easy to use and integrate into small, medium and enterprise-wide environments. Our goal is to provide software that enables high levels of functionality to all major computer network and software systems. Network systems include Ethernet, 802.11b/g and Bluetooth™ wireless systems. In 2007, Zebra added support for enhanced 802.11b/g wireless securities, including WPA and WPA2.

Zebra offers label design and integration software specifically designed to optimize the performance of Zebra bar code label printers. In addition to Zebra’s existing label design and printer configuration tools, ZebraDesigner™, ZebraDesigner™ Pro and ZebraDesigner™ for XML, we added ZebraDesigner™ Label Design Software for use with mySAP™ Business Suite in 2007, making it possible to design labels and print to Zebra printers from SAP™ without the need for middleware or additional programming.

Printer Maintenance and Services

Zebra provides depot maintenance and repair services at repair centers in Vernon Hills, Illinois; Camarillo, California; Canada; Preston, U.K.; China; and the Netherlands. Zebra Authorized Service Providers (ZASP) also provide repair services for most Zebra products at their locations. In addition, Zebra offers on-site repair services for tabletop printers in the United States. Outside of the United States, Zebra’s resellers may provide maintenance service, either directly as ZASPs or through independent service agents. Zebra also provides technical support from in-house support personnel located in the United States, the United Kingdom and Singapore. For most Zebra products, Zebra provides interactive technical support via the Internet at www.zebra.com, 24 hours per day, seven days per week.

Printer Warranties

In general, Zebra provides warranty coverage of one year on printers against defects in material and workmanship. Printheads are warranted for nine months, and batteries are warranted for three months. Zebra supplies are warranted against defects in material and workmanship for their stated shelf life or twelve months, whichever ends first. Defective equipment and supplies may be returned for repair, replacement or refund during the applicable warranty periods.

Zebra’s Printer Technology

Our customers rely on Zebra to provide products and systems to identify, authenticate, track or route both items and people, and then process the related transactions. These products and systems use technologies that provide specific benefits in each application.

All Zebra printers and print engines use thermal printing, either direct thermal printing, thermal transfer printing or dye-sublimation printing. This technology creates an image by heating certain pixels of an electrical printhead to selectively image a ribbon or heat-sensitive substrate.

Direct thermal printers apply the heat directly to a thermally-sensitive label, wristband, or receipt to create an image. This benefits applications needing simple, reliable operation such as shelf labeling, patient identification, and kiosk receipts. Some desktop label printers, mobile printers and kiosk printers support only direct thermal printing.

Thermal transfer printers apply heat to a ribbon to release ink onto labels or tags. This allows a wider range of specialty label materials and associated inks to be used for applications like circuit board labels, chemical identification and product labels requiring resistance to chemicals, temperature extremes, abrasion, or long life. Performance, mid-range, print-engines and some desktop printers use thermal transfer printing but can also support direct thermal printing.

Dye-sublimation printers apply heat to a ribbon to release a dye into a plastic card or treated paper. This creates full color, photographic quality images well-suited to driver licenses, access and identification cards, transaction cards, and on-demand photographs. Our card printers and digital photo printers use dye-sublimation printing.

Direct thermal and thermal transfer printers create crisp images at high speed, making them ideal for printing easily readable text and machine readable bar codes. Dye sublimation thermal printers quickly create full-color images with visual characteristics more similar to halide-based film than to pixel-based ink jet or laser printers, making them ideal for high quality photographs and personalized plastic cards. Some printers also include HF (13.56 MHz) or UHF (860-960 MHz) RFID technology that can encode data into passive RFID transponders embedded in a label, card, or wristband. These “smart labels” are finding growing acceptance in commercial and military supply chain management, as well as many closed-loop tracking applications.

Zebra’s printers integrate company-designed mechanisms, electrical systems, and firmware. Enclosures of metal or high-impact plastic ensure durability. Special mechanisms optimize handling of labels, ribbons, and plastic cards. Fast, high-current electrical systems provide consistent image quality. Mobile printers use NiMH or LiIon batteries to optimize print quality over an extended operating shift. Firmware supports serial, parallel, Ethernet, USB, infrared, Bluetooth, or 802.11b/g wireless communications with appropriate security protocols. Printing instructions can be received as a proprietary language such as Zebra Programming Language II (ZPL II®), as a print driver-provided image, or as user-defined XML. This makes the printers easy to integrate into virtually all common computer systems including those operating on UNIX, Linux, MS/DOS®, or Microsoft® Windows® operating systems. Some independent software vendors, including Adobe, Oracle and SAP, have included Zebra printing support in applications for healthcare, warehouse management, manufacturing, passenger transportation, and retailing.

Printer Sales and Marketing

Sales. We sell our printer products primarily through distributors, value-added resellers (VARs), and original equipment manufacturers (OEMs). We also sell our printer products directly to a select number of named accounts. For media and consumables, we also sell directly to end users through the Internet and telesales operations. Distributors and VARs purchase, stock and sell a variety of automatic identification components from different manufacturers and customize systems for end-user applications using their systems and application integration expertise. Because these sales channels provide specific software, configuration, installation, integration and support services required by end users within various market segments, these relationships allow Zebra to reach end users throughout the world in a wide variety of industries. Zebra experiences a minor amount of seasonality in sales, depending on the geographic region and/or vertical market.

We functionally classify our direct VARs as Premier Partners, Advanced Partners, or Associate Partners, depending on their business competencies, depth and breadth of their sales teams, customer support capabilities, contributions to Zebra’s strategic goals and sales commitment to Zebra. In addition, we offer VARs the opportunity to earn certifications for mobile/wireless printers, supplies, services and RFID products in vertical markets. We also sell through distributors, which in turn sell to an extended VAR community. All VARs, as well as OEMs and systems integrators, provide customers with a variety of automatic identification components including scanners, accessories, applications software and systems integration expertise, and, in the case of some OEMs, resell the Zebra-manufactured products under their own brands as part of their own product offering. We believe that the breadth of this indirect channel network, both in terms of variety and geographic scope, enhances our ability to compete.

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

Printer Production and Manufacturing

We design our products to optimize product performance, quality, reliability, durability and versatility. These designs combine cost-efficient materials, sourcing and assembly methods with high standards of workmanship. In February 2008, we announced that printer manufacturing will be transferred to a third-party manufacturer. This transition is expected to occur over the next 18 to 24 months. See Note 21 to our Consolidated Financial Statements included in this Annual Report on Form 10-K for further discussion of the transfer and transition process. Prior to the recently announced transfer to a third-party manufacturer, we assembled our products in-house largely on a configure-to-order basis using components that have been sourced from around the world. We have the in-house capability to produce mechanical assemblies and design many of our own tools, fixtures and test equipment. Often, our manufacturing and test engineers coordinate the development of new products with our new product engineers and vendors. This collaboration increases manufacturing efficiency by specifying and designing manufacturing processes and facilities simultaneously with product design.

We buy prefabricated component parts and subassemblies for use in the manufacture of our products. Critical subassemblies include printheads, printed circuit board assemblies, power supplies, integrated circuits, and stepper motors, which are obtained from domestic and foreign suppliers at competitive prices. Purchase contracts provide for price increases only in the event of certain increases in the costs of raw materials. Zebra typically experiences significant variance in demand and, thus, carries inventory and partners with key suppliers to deal with the variation.

Printer Competition

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

Alternative Printer Technologies

We believe thermal printing will be the label, card and receipt printer technology of choice in Zebra’s target applications for the foreseeable future. Among the many advantages of direct thermal and thermal transfer printing is the ability to print high-resolution, durable images on a wide variety of label materials at relatively low costs and high speeds compared with alternative printing technologies. We view passive RFID smart label encoding and active RFID location systems as complementary technologies to bar coded printing, offering significant growth opportunities to Zebra as the technologies become more widely adopted.

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

Therefore, we continually assess competitive and complementary methods of bar code printer and other means of automatic identification. Alternative print technologies assessed include ink jet, laser and direct marking. While we cannot be sure that new technology will not supplant thermal printing for labels, cards and receipts, we are not aware of any developing technology that offers the advantages of thermal printing for our targeted applications. We continually monitor and evaluate new RFID technologies, support their standards development, and rapidly adopt RFID into new Zebra products and systems as new markets and applications emerge.

Zebra Enterprise Solutions

In 2007, we acquired WhereNet Corp., proveo AG and Navis Holdings, LLC, which we refer to as Zebra Enterprise Solutions. In 2008, we will be integrating these businesses into a single business unit, and intend to report their results separately from our specialty printing business. Together, these companies give Zebra the ability to deliver more high-value applications that help our customers identify, track and manage assets, transactions and people. We consider these solutions natural adjacencies to our core specialty printing business.

The solutions these companies provide are sold on a contract basis and are typically installed over several quarters. These contracts cover a range of services, including design, installation and ongoing maintenance services.

WhereNet Corp.

On January 25, 2007, we acquired WhereNet Corp., a provider of active RFID based wireless solutions to track and manage enterprise assets, for $127 million in cash. Headquartered in Santa Clara, California, WhereNet provides integrated wireless real-time locating systems (RTLS) to companies primarily in the industrial manufacturing, transportation and logistics, and aerospace and defense sectors. These systems help companies locate and track high-value assets using battery-powered wireless tags, fixed-position antennae and Web-enabled software. They are employed in parts replenishment, vehicle inventory tracking, truck yard management, marine cargo tracking, and work-in-process tracking, among many other applications.

WhereNet’s solutions encompass hardware, middleware, application software, and services for project management, maintenance and support. Hardware consists primarily of proprietary battery-powered RFID transponders and various RFID reading devices. Manufacture of these products is accomplished by third-party contract manufacturers. Middleware, application software and services are designed and delivered by WhereNet personnel. Sales and service are made on a direct basis through contracts with end-user customers, in addition to follow-on sales of transponders and support services.

Active RFID technology is the basis on which WhereNet solutions are designed and built. Several companies compete with WhereNet employing multiple technologies aimed at optimizing the performance of supply chain, asset tracking and logistics networks. These technologies include passive RFID, other active RFID platforms, GPS-based technologies, Wi-Fi-based technologies, and software platforms. Competing wireless location and RFID-focused companies include Aeroscout Inc., Ekahau Inc., I.D. Systems Inc., Identec Solutions, Intermec Inc., and RF Code Inc. Larger, diversified companies competing with WhereNet include Cisco Systems Inc., Lockheed Martin Corp., Roper Industries, Inc., Siemens AG, and Motorola, Inc.

proveo AG

On July 2, 2007, we acquired proveo AG, for approximately $15 million in cash. Headquartered in Crailsheim, Germany, proveo provides a complete hardware and software system for tracking motorized vehicles utilizing GPS technology. Currently deployed on airport ground support equipment (GSE), proveo solutions help ground handlers manage GSE more effectively, increase safety and security, enhance quality and reduce environmental impact. The proveo system helps reduce GSE investment and operating costs by enabling improved vehicle management.

The proveo solution consists of a transponder module that is wired into the vehicle to monitor the vehicle’s operation and receive power. The module transmits vehicle location and operating information. Application software enables visibility and management of the GSE. Hardware manufacturing is performed by third-party contract manufacturers. Sales and service are made on a direct basis through contracts with customers, as are follow-on hardware sales and maintenance services.

The proveo solution uses primarily GPS location and general packet radio service (GPRS) and Wi-Fi communication technologies. Competing technologies would include proprietary communicating and locating systems. Several companies compete with proveo in vehicle tracking and management, including I.D. Systems, Siemens, Amicus and Pinnacle VTIS.

Navis Holdings, LLC

On December 14, 2007, we acquired Navis Holdings, LLC, for approximately $144 million in cash. Headquartered in Oakland, CA, Navis provides software solutions to optimize the flow of goods through marine terminals and other operations managing cargo in the supply chain. Navis’ automated container terminal operating systems improve velocity and visibility of cargo movement through ports and intermodal facilities. The Navis suite of products helps companies enhance productivity, efficiency and profitability by automating and integrating data input functions for real-time analysis and planning. These products unite various functions to streamline workflow and reduce overhead, administration and maintenance costs. Related services consist of product customization, installation, training, maintenance and global support.

Marine terminals currently operate on systems from many systems providers, including custom systems developed in-house. Of the larger companies, Navis competes with IBM, Cosmos, Embarcadero Systems, and Tideworks Technology.

Enterprise Solutions Technology

RTLS combines advanced tracking software systems with active RFID technology. RTLS asset tags enclose a company-designed 2.4GHz radio transmitter and battery inside a rugged enclosure resistant to harsh fluids and outdoor conditions. The tags are easily attached to vehicles, test equipment, containers, or other valuable mobile assets. The tag uses spread-spectrum radio technology to regularly transmit a short message at pre-programmed rates ranging from 1 second to multiple hours. Our radio and electronics technology ensures reliable transmission and tag lives of up to 7 years. The transmitted message is received by one or more company-designed location sensors which forward the information to software that determines the tag’s current location and performs other database functions and system management tasks. High-precision algorithms use Time Difference of Arrival technology to determine a tag’s location within 1.5 meters, and thus identify the location of the tracked asset.

Advanced algorithms within Zebra’s enterprise software use this real-time location information to manage and plan the movement of people, equipment, and cargo. This software runs on a variety of system platforms including UNIX, Linux, Microsoft® Windows®, and the Mac OS®. Specialized software for marine terminals, yard management, airports, and mobile asset management ensure data is provided in easily understood, actionable form and is localizable into any language.

Customers

Zebra has sold over 6,000,000 thermal printers to customers in about 100 countries as of December 31, 2007.

ScanSource, Inc., is our most significant customer. Our net sales to ScanSource, an international distributor of Zebra products, as a percent of our total net sales, were as follows:

	Year Ended December 31,
	2007	2006	2005
Percent of sales	16.5	17.1	15.6

No other customer accounted for 10% or more of total net sales during these years.

Sales

Sales by product category for the last three years were (in thousands):

	Year Ended December 31,
Product Category	2007	2006	2005
Hardware	$660,034	$578,002	$540,679
Supplies	161,678	150,709	129,183
Service and software	42,801	25,664	25,217
Shipping and handling	6,826	6,022	5,575
Cash flow hedging activities	(3,060)	(873)	1,617

Total sales	$868,279	$759,524	$702,271

Sales to international customers, as a percent of net sales, were as follows:

	Year Ended December 31,
	2007	2006	2005
Percent of sales	52.1	50.0	48.5

We believe that international sales have the long-term potential to grow faster than domestic sales because of the lower penetration of automatic identification applications outside North America. As a result, Zebra has invested resources to support our international growth and currently operates facilities and sales offices, or has representation, in 26 different countries.

Research and Development

Zebra had research and development expenditures as follows (in thousands, except percentages):

	Year Ended December 31,
	2007	2006	2005
Research and development expenses (excluding acquired in process research and development	$57,600	$48,959	$47,359
Percent of sales	6.6	6.4	6.7

We devote significant resources to developing new printing solutions for our target markets and ensuring that our efficiently manufactured products maintain high levels of reliability. Research and development resources are also directed toward enhancing our enterprise solutions systems.

Intellectual Property Rights

Zebra relies on a combination of trade secrets, patents, employee and third party nondisclosure agreements, copyright laws and contractual rights to establish and protect its proprietary rights in its products. We have and actively protect many domestic and international trademarks. We hold 292 United States and foreign patents and have 225 United States and foreign patent applications pending pertaining to products. The duration of these patents ranges from 5 months to 18 years. The expiration of any individual patent would not have a significant negative impact on our business.

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

Other trademarks mentioned in this report are the property of their respective holders and include IBM, a registered trademark of International Business Machines; Kodak, a registered trademark of Eastman Kodak; UNIX, a registered trademark of UNIX Systems Laboratories; MS/DOS and Windows, registered trademarks of Microsoft; SAP, a registered trademark of SAP AG; Linux, a registered trademark of Linus Torvalds; and Accelio Present Central, a registered trademark of Accelio. Bluetooth is a trademark owned by Bluetooth SIG and used by Zebra under license.

Employees

As of January 25, 2008, Zebra employed approximately 3,200 persons. None of these employees is a member of a union. We consider our employee relations to be very good.

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

Zebra may acquire or make investments in other businesses, technologies, services or products. For example, in 2007 Zebra acquired WhereNet Corp., proveo AG, and Navis Holdings, LLC, which together comprise what we refer to as the Zebra Enterprise Solutions business. An acquisition may present business issues which are new to Zebra. The process of integrating any acquired business, technology, service or product into operations may result in unforeseen operating difficulties and expenditures. Integration of an acquired company also may consume considerable management time and attention, which could otherwise be available for ongoing operations and development of the business. The expected benefits of any acquisition may not be realized. Acquisitions also may involve a number of risks, including risks with respect to:

•	Difficulties and uncertainties in transitioning the customers or other business relationships from the acquired entities to Zebra,

•	The loss of key employees of acquired entities,

•	Ability of acquired entities to fulfill obligations to their customers,

•	The discovery of unanticipated issues or liabilities,

•	The failure of acquired entities to meet or exceed expected returns, and

•	The acquired entities’ ability to improve internal controls and accounting systems to be compliant with requirements applicable to public companies subject to SEC reporting.

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

Zebra Enterprise Solutions is a new business. Zebra has no prior experience operating businesses which are in the business conducted by Zebra Enterprise Solutions. The Zebra Enterprise Solutions business provides enterprise software solutions to customers which require implementation in complex environments over extended periods of time and use percentage-of-completion accounting, which has not been Zebra’s historic business. In addition, these companies were privately-held and, therefore, not subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. Many steps must be taken for them to become compliant during 2008, which will result in significant cost. Until they are in compliance, their non-compliance could result in risks to our business.

Zebra is transferring final assembly of its thermal printers to Jabil Circuit and will be totally dependent on Jabil for the manufacturing of such printers. Any failure by Jabil to provide manufacturing services to Zebra as Zebra requires, or any disruption in such manufacturing services, may adversely affect Zebra’s business results. Zebra expects this transfer to be complete in the next 18-24 months.

In an effort to achieve additional cost savings and operational benefits, Zebra has expanded its outsourcing activities to include the transfer of the final assembly of its thermal printers to Jabil Circuit’s facility in HuangPu, China.

However, to the extent Zebra relies on a third party service provider such as Jabil for manufacturing services, Zebra may incur increased business continuity risks. Zebra will no longer be able to exercise control over the assembly of its thermal printers or any related operations or processes, including the internal controls associated with operations and processes conducted by Jabil and the quality of Zebra’s products assembled by Jabil. If Zebra is unable to effectively develop and implement its outsourcing strategy, it may not realize cost structure efficiencies and its operating and its financial results could be materially adversely affected.

In addition, if for any reason Jabil experiences business difficulties or fails to meet Zebra’s manufacturing needs, then Zebra may be unable to meet production requirements, may lose revenue and may not be able to maintain its relationships with its customers. Without Jabil’s continuing manufacture of Zebra’s products and the continuing operation of Jabil’s facility, Zebra will have no other means of final assembly of its thermal printers until Zebra is able to secure the manufacturing capability at another facility or develop an alternative manufacturing facility, which could be costly and time consuming and have a material adverse effect on Zebra’s operating and financial results.

The increased elements of risk that arise from conducting certain operating processes in foreign jurisdictions may lead to an increase in reputational risk. During periods of transition, greater operational risk and customer concern may exist regarding the continuity of a high level of service delivery. The extent and pace at which Zebra is able to move manufacturing functions to Jabil’s facility and the extent to which its customers are affected by the transfer may be impacted by regulatory and customer acceptance issues.

Although Zebra carries business interruption insurance to cover lost revenue and profits in an amount it considers adequate, this insurance does not cover all possible situations. In addition, the business interruption insurance would not compensate Zebra for the loss of opportunity and potential adverse impact, both short-term and long-term, on relations with Zebra’s existing customers resulting from Zebra’s inability to produce products for them.

A third party service provider such as Jabil will have access to Zebra’s intellectual property, which increases the risk of infringement or misappropriation of this intellectual property.

Adverse economic conditions, in the United States or internationally, or reduced information technology spending may adversely impact our business.

A substantial portion of our business depends on our customers’ demand for our products and services, the overall economic health of our current and prospective customers and general economic conditions. These risks become more acute in periods of a slowing economy or recession. The purchase of our products is often discretionary and may involve a significant commitment of capital and other resources. Weak or unfavorable economic conditions in the United States or internationally or within our customers’ respective industries, or a reduction in information technology spending even if economic conditions improve, would likely adversely impact our business, operating results and financial condition in a number of ways, including longer sales cycles, lower prices for our products and services and reduced unit sales.

Zebra has significant operations outside the United States and sells a significant portion of its products internationally and purchases important components from foreign suppliers. In addition, the final assembly of its thermal printers is being transferred to a Chinese facility. These circumstances create a number of risks.

Zebra has significant overseas operations, notably in the United Kingdom, Europe, Middle East and Africa, Latin America and Asia Pacific, including, in particular, an increasing presence in China, which presents added risks. In addition, Zebra sells a significant amount of its products to customers outside the United States. Shipments to international customers are expected to continue to account for a material portion of net sales.

Risks associated with operations, sales and purchases outside the United States include:

•	Inadequately managing and overseeing operations that are distant and remote from corporate headquarters,

•	Fluctuating foreign currency rates could restrict sales, or increase costs of purchasing, in foreign countries,

•	Adverse changes in, or uncertainty of, local business laws or practices, including the following:

•	Foreign governments may impose burdensome tariffs, quotas, taxes, trade barriers or capital flow restrictions,

•	Restrictions on the export or import of technology may reduce or eliminate the ability to sell in or purchase from certain markets,

•	Political and economic instability may reduce demand for our products, or put our foreign assets at risk,

•	Potentially limited intellectual property protection in certain countries may limit recourse against infringing products or cause Zebra to refrain from selling in certain geographic territories,

•	Staffing and managing international operations may be unusually difficult,

•	A government controlled foreign exchange rate and limitations on the convertibility of the Chinese Renminbi Yuan,

•	The failure to implement and maintain adequate internal controls relating to these operations,

•	Transportation delays that may affect production and distribution of Zebra’s products, and

•	A limited telecommunications infrastructure.

Zebra may not be able to continue to develop products to address user needs effectively in an industry characterized by rapid technological change.

To be successful, Zebra must adapt to rapidly changing technological and application needs by continually improving its products as well as introducing new products and services to address user demands.

Zebra’s industry is characterized by:

•	Rapidly changing technology,

•	Evolving industry standards,

•	Frequent new product and service introductions,

•	Evolving distribution channels, and

•	Changing customer demands.

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

Zebra has grown rapidly over the last several years through domestic and international growth and acquisitions. This growth has caused increased complexities in the business. We believe our future success depends in part on our ability to manage our rapid growth and increased complexities of our business and the demands from increased responsibility on our management personnel. The following factors could present difficulties to us:

•	Manufacturing an increased number of products,

•	Increased administrative and operational burden,

•	Maintaining and improving information technology infrastructure to support growth,

•	Increased logistical problems common to complex, expansive operations, and

•	Managing increasing international operations.

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

Zebra is implementing a new company-wide enterprise resource planning (ERP) system. The implementation process is complex and involves a number of risks that may adversely affect Zebra’s business and results of operations.

Zebra is currently replacing its multiple legacy business systems at its different sites with a new company-wide, integrated enterprise resource planning (ERP) system to handle various business, operating and financial processes for Zebra and its subsidiaries. The new system will provide a variety of important functions, such as order entry, invoicing, accounts receivable, accounts payable, financial consolidation, logistics, and internal and external financial and management reporting matters.

ERP implementations are complex and time-consuming projects that involve substantial expenditures on system hardware and software and implementation activities that can continue for several years. Such an integrated, wide-scale implementation is extremely complex and requires transformation of business and financial processes in order to reap the benefits of the ERP system. Significant efforts are required for requirements identification, functional design, process documentation, data conversion, user training and post implementation support. Problems in any of these areas could result in operational issues including delayed shipments or production, missed sales, billing and accounting errors and other operational issues. System delays or malfunctioning could also disrupt Zebra’s ability to timely and accurately process and report key components of the results of its consolidated operations, its financial position and cash flows, which could impact Zebra’s ability to timely complete important business processes such as the evaluation of its internal controls and attestation activities pursuant to Section 404 of the Sarbanes-Oxley Act of 2002.

Until the new ERP system is fully implemented and stabilized, Zebra expects to incur additional selling, general and administrative expenses to stabilize the system, and there can be no assurance that other issues relating to the ERP system will not occur or be identified. Zebra’s business and results of operations may be adversely affected if it experiences operating problems and/or cost overruns during the ERP implementation process or if the ERP system and the associated process changes, do not function as expected or give rise to the expected benefits

Economic factors that are outside Zebra’s control could lead to deterioration in the quality of Zebra’s accounts receivables.

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

The future success of Zebra is substantially dependent on the continued service and continuing contributions of senior management and other key personnel. The loss of the service of any executive officer or other key employees could adversely affect business.

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

The terrorist attacks that occurred in the United States on September 11, 2001, caused major instability in the U.S. and other financial markets. Possible further acts of terrorism and current and future war risks could have a similar impact. Any such attacks could, among other things, cause further instability in financial markets and could directly, or indirectly through reduced demand, negatively affect Zebra’s facilities and operations or those of its customers or suppliers.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Zebra’s corporate headquarters are located in Vernon Hills, Illinois, a northern suburb of Chicago. Zebra conducts its operations from a custom-designed facility at this location, which provides approximately 225,000 square feet of space. Approximately 113,000 square feet have been allocated to office and laboratory functions and 112,000 square feet to manufacturing and warehousing. This facility was constructed in 1989 and expanded in 1993, 1995, 1996 and 1999. It is leased to Zebra under a lease terminating on June 30, 2014.

Zebra’s principal facilities as of December 31, 2007, are listed below:

	Square Footage
Location	Manufacturing, Production & Warehousing	Administrative, Research & Sales	Total	Lease Expires
Vernon Hills, Illinois, USA	111,676	113,429	225,105	June 2014
Vernon Hills, Illinois, USA	—	34,000	34,000	February 2009
Camarillo, California, USA	97,921	72,156	170,077	Owned by Zebra
Warwick, Rhode Island, USA	24,516	75,324	99,840	April 2009
Santa Clara, California, USA	—	20,757	20,757	December 2009
Oakland, California, USA	—	36,553	36,553	October 2009
Greenville, Wisconsin, USA	45,000	5,000	50,000	March 2018
Otay Mesa, California, USA	25,100	4,900	30,000	September 2011
McAllen, Texas, USA	15,500	2,500	18,000	September 2011
Flowery Branch, Georgia, USA	18,115	2,145	20,260	April 2012
Heerenveen, The Netherlands	48,427	46,145	94,572	January 2010
High Wycombe, UK	—	24,700	24,700	October 2018
Preston, UK	30,450	8,600	39,050	Owned by Zebra

Total	416,705	446,209	862,914

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

PART II

Item 5. Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Information: Price Range and Common Stock

Our Class A Common Stock is traded on the NASDAQ Stock Market under the symbol ZBRA. The following table shows the high and low trade prices for each fiscal quarter in 2007 and 2006, as reported by the NASDAQ Stock Market.

2007	High	Low	2006	High	Low
First Quarter	$42.38	$33.70	First Quarter	$47.97	$42.16
Second Quarter	41.49	37.98	Second Quarter	45.39	32.41
Third Quarter	42.50	32.93	Third Quarter	36.60	29.23
Fourth Quarter	39.09	32.93	Fourth Quarter	37.74	33.98

Source: The NASDAQ Stock Market

At February 22, 2008, the last reported price for the Class A Common Stock was $29.38 per share, and there were 380 registered stockholders of record for Zebra’s Class A Common Stock. In addition, we had approximately 16,500 stockholders who owned Zebra stock in street name.

Dividend Policy

Since our initial public offering in 1991, we have not declared any cash dividends or distributions on our capital stock. Zebra currently intends to retain its earnings to finance future growth and therefore does not anticipate paying any cash dividends in the foreseeable future.

Treasury Shares

During the fourth quarter of 2007, Zebra purchased 1,768,359 shares of Zebra’s Class A common stock as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum number of shares that may yet be purchased under the program
October 2007 (September 30 – October 27)	—	—	—	2,149,059
November 2007 (October 28 – November 24)	540,204	$36.70	540,204	1,608,855
December 2007 (November 25 – December 31)	1,228,155	$35.30	1,228,155	380,700

Total	1,768,359	$35.73	1,768,359	380,700

(1)	On October 4, 2005, Zebra announced that the Board authorized the purchase of up to 2,500,000 shares of Zebra common stock at prices to be determined at management’s discretion. There was no expiration on the authorization. On August 1, 2007, Zebra announced that the Board authorized the purchase of an additional 3,000,000 shares under the same terms. All shares authorized by the Board in 2005 have been purchased and all remaining shares authorized for purchase were authorized under the Board’s 2007 authorization.

Item 6. Selected Consolidated Financial Data

CONSOLIDATED STATEMENTS OF EARNINGS DATA

(In thousands, except per share amounts)

	Year Ended December 31,
	2007	2006		2005	2004	2003
Net sales	$868,279	$759,524		$702,271	$663,054	$536,397
Cost of sales	451,161	401,104		348,851	320,951	264,564

Gross profit	417,118	358,420		353,420	342,103	271,833
Total operating expenses	273,933	277,991	(1)	207,392	175,494	150,882

Operating income	143,185	80,429		146,028	166,609	120,951
Income before income taxes and cumulative effect of accounting change	167,375	101,642		160,282	176,084	127,725
Income before cumulative effect of accounting change	110,113	69,627		106,184	115,141	86,357
Cumulative effect of accounting change	—	1,319	(2)	—	—	—
Net income	$110,113	$70,946		$106,184	$115,141	$86,357
Earnings per share before cumulative effect of accounting change
Basic	$1.61	$0.99		$1.49	$1.61	$1.22
Diluted	$1.60	$0.98		$1.47	$1.59	$1.21
Earnings per share
Basic	$1.61	$1.01		$1.49	$1.61	$1.22
Diluted	$1.60	$1.00		$1.47	$1.59	$1.21
Weighted average shares outstanding
Basic	68,463	70,516		71,364	71,556	70,647
Diluted	68,908	70,956		72,000	72,398	71,495
CONSOLIDATED BALANCE SHEET DATA (In thousands)
	December 31,
	2007	2006		2005	2004	2003
Cash and cash equivalents, restricted cash and investments and marketable securities (current and long-term) (4)	$281,179	$559,189		$544,239	$557,993	$447,848
Working capital	298,660	404,836		680,554	665,062	535,816
Total assets	1,034,278	963,142		918,415	868,044	706,530
Long-term obligations (3)	8,452	9,969		7,709	4,011	2,853
Stockholders’ equity	902,693	877,681		857,972	803,893	657,557

(1)	Includes litigation settlement of $53,392,000 and insurance receivable reserve of $12,543,000.
(2)	Relates to the estimation of forfeitures on prior year compensation expense outstanding at the adoption date of SFAS No. 123(R), Share-Based Payment. See Note 3 in the Notes to the Consolidated Financial Statements included in this Form 10-K.
(3)	Long-term obligations include deferred compensation and unearned revenue. See Note 18 in the Notes to the Consolidated Financial Statements included in this Form 10-K for further discussion of the Deferred Compensation Plan.
(4)	The decrease in cash and cash equivalents, restricted cash and investments and marketable securities was principally the result of our acquisitions of WhereNet, proveo AG, and Navis during 2007. See Note 4 in the Notes to the Consolidated Financial Statements included in this Form 10-K for further discussion of these acquisitions.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net sales for the fourth quarter of 2007, compared with the fourth quarter of 2006, increased 11.3%, principally on the strength of sales in our Europe/Middle East and Africa and Latin American sales regions. Continued robust sales growth of our established printer and service lines were supplemented by sales from recently acquired businesses. Gross margin expanded due to improved manufacturing variances and favorable exchange rate movements, offset by an unfavorable change in product mix. Higher operating expenses resulted from increases in payroll costs and recent acquisitions. In addition, operating expenses include $632,000 in charges related to the retirement of former CEO Ed Kaplan and Board of Director project activities related to the search and hiring of a new chief executive officer.

Sales for the full year increased by 14.3% over 2006, with North American growth holding near 10%. International sales were strong and were fueled by favorable foreign exchange movements. Gross margin increased 0.8 points from 2006 with decreases to manufacturing variances. Operating expenses were adversely affected during 2007 by the acquisitions during the year as well as other payroll increases. Year to-date operating expenses also include $3,233,000 in charges related to the retirement of former CEO Ed Kaplan and Board of Director project activities related to the search and hiring of a new chief executive officer.

Results of Operations: Fourth Quarter of 2007 versus Fourth Quarter of 2006, Year ended December 31, 2007 versus Year ended December 31, 2006

Sales

Sales by product category, percent change, and percent of total sales for the three months and year ended December 31, 2007, and December 31, 2006, were (in thousands, except percentages):

	Three Months Ended December 31,		Percent Change	Percent of Total Sales - 2007	Percent of Total Sales - 2006
Product Category	2007	2006
Hardware	$177,394	$163,081	8.8	75.9	77.7
Supplies	41,580	38,578	7.8	17.8	18.4
Service and software	14,120	6,954	103.0	6.0	3.3
Shipping and handling	1,744	1,610	8.3	0.8	0.8
Cash flow hedging activities	(1,265)	(320)	NM	(0.5)	(0.2)

Total sales	$233,573	$209,903	11.3	100.0	100.0

	Year Ended December 31,		Percent Change	Percent of Total Sales - 2007	Percent of Total Sales - 2006
Product Category	2007	2006
Hardware	$660,034	$578,002	14.2	76.1	76.1
Supplies	161,678	150,709	7.3	18.6	19.8
Service and software	42,801	25,664	66.8	4.9	3.4
Shipping and handling	6,826	6,022	13.4	0.8	0.8
Cash flow hedging activities	(3,060)	(873)	NM	(0.4)	(0.1)

Total sales	$868,279	$759,524	14.3	100.0	100.0

Sales to customers by geographic region, percent changes and percent of total sales for the three months and year ended December 31, 2007, and December 31, 2006, were (in thousands, except percentages):

	Three Months Ended December 31,		Percent Change	Percent of Total Sales - 2007	Percent of Total Sales - 2006
Geographic Region	2007	2006
Europe, Middle East and Africa	$93,895	$74,440	26.1	40.2	35.5
Latin America	15,452	13,854	11.5	6.6	6.6
Asia-Pacific	16,100	16,723	(3.7)	6.9	7.9

Total International	125,447	105,017	19.5	53.7	50.0
North America	108,126	104,886	3.1	46.3	50.0

Total sales	$233,573	$209,903	11.3	100.0	100.0

	Year Ended December 31,		Percent Change	Percent of Total Sales - 2007	Percent of Total Sales - 2006
Geographic Region	2007	2006
Europe, Middle East and Africa	$320,225	$264,711	21.0	36.9	34.8
Latin America	60,090	53,619	12.1	6.9	7.1
Asia-Pacific	71,871	61,374	17.1	8.3	8.1

Total International	452,186	379,704	19.1	52.1	50.0
North America	416,093	379,820	9.6	47.9	50.0

Total sales	$868,279	$759,524	14.3	100.0	100.0

Ongoing strength in international territories, with notable growth in Europe, Middle East and Africa (EMEA) of 21.0% for the full year and 26.1% for the fourth quarter, over comparable 2006 periods, helped drive overall sales growth in 2007. For 2007, sales growth benefited from a 12.4% unit volume increase spread broadly across our printer product lines, offset by a decline in average unit prices. Sales growth also benefited from strong growth in service and software sales, which is a result of our recent acquisitions. Favorable foreign exchange movements added 3.9 percentage points to consolidated growth and 11.0 percentage points to growth in EMEA for the fourth quarter.

New printer products (defined as printers released within 18 months prior to the end of the applicable fiscal period) as a percent of total printer product sales were as follows:

	December 31,
	2007	2006
Three months ended	16.5	12.8
Year ended	11.0	13.0

Zebra’s international sales are denominated in multiple currencies, primarily the dollar, pound and euro, which subjects our reported sales to fluctuations based on changes in currency rates. We hedge a portion of anticipated euro-denominated sales to protect Zebra against exchange rate movements. Inclusive of all hedging activities, the impact of foreign exchange movements on reported sales during the fourth quarter was a gain of $8,187,000. The full year impact was a gain of $23,331,000. See Note 15 to the Consolidated Financial Statements included in this report for a more detailed discussion of the above hedging program.

Printer unit volumes and average selling price information is summarized below:

	Three Months Ended December 31,		Percent Change	Year Ended December 31,		Percent Change
	2007	2006		2007	2006
Total printers shipped	235,267	226,625	3.8	919,909	818,413	12.4
Average selling price of printers shipped	$600	$596	0.7	$581	$598	(2.8)

For 2007, printer unit volumes for nearly all printer categories increased, with notable strength in mid-range, mobile and desktop printers. For the full year, lower average selling prices across the full line of printers in addition to a mix shift toward lower priced products resulted in a 2.8% decrease in the average selling price of printers shipped.

Gross Profit

Gross profit information is summarized below (in thousands, except percentages):

	December 31,		Percent Change	Percent of Total Sales - 2007	Percent of Total Sales - 2006
	2007	2006
Three months ended	$113,298	$98,410	15.1	48.5	46.9
Year ended	417,118	358,420	16.4	48.0	47.2

The improvement in gross profit margin for the fourth quarter was due to favorable foreign exchange movements and lower variances offset by an unfavorable product mix change.

Selling and Marketing Expenses

Selling and marketing expenses are summarized below (in thousands, except percentages):

	December 31,		Percent Change	Percent of Total Sales - 2007	Percent of Total Sales - 2006
	2007	2006
Three months ended	$35,683	$27,702	28.8	15.3	13.2
Year ended	121,996	96,788	26.0	14.1	12.7

During the fourth quarter of 2007, selling and marketing expenses increased due to higher payroll costs of $6,326,000. For the full year, the payroll costs increased $17,691,000, advertising and market development funding increased $1,131,000, professional services increased $472,000 and travel and entertainment expenses increased $1,518,000. These increases are related, in part, to recent acquisitions, which increased selling and marketing expenses by $3,726,000 during the fourth quarter and $9,255,000 for the full year of 2007.

Research and Development Costs

The development of new products and enhancement of existing products are important to Zebra’s business and growth prospects. To maintain and build our product pipeline, we made investments in research and development, summarized below (in thousands, except percentages):

	December 31,		Percent Change	Percent of Total Sales - 2007	Percent of Total Sales - 2006
	2007	2006
Three months ended	$15,642	$12,768	22.5	6.7	6.1
Year ended	57,600	48,959	17.6	6.6	6.4

Quarterly product development expenses fluctuate widely depending on the status of ongoing projects. We are committed to a long-term strategy of significant investment in product development. For the fourth quarter of 2007, research and development costs increased due to higher payroll costs of $2,346,000. For the full year, research and development costs increased as a result of increased payroll costs of $6,950,000 and higher professional services costs of $1,543,000. These increases are related, in part, to recent acquisitions, which increased research and development expenses by $2,336,000 during the fourth quarter and $7,387,000 for the full year of 2007.

General and Administrative Expenses

General and administrative expenses are summarized in the table below (in thousands, except percentages):

	December 31,		Percent Change	Percent of Total Sales - 2007	Percent of Total Sales - 2006
	2007	2006
Three months ended	$21,854	$18,284	19.5	9.4	8.7
Year ended	81,356	62,656	29.8	9.4	8.2

For the fourth quarter of 2007, general and administrative expenses increased due primarily to higher payroll costs of $2,926,000. For the full year, general and administrative expenses increased due to higher payroll costs of $12,911,000, and information systems expense increased $1,546,000 for the full year of 2007. These increases are related, in part, to recent acquisitions, which increased general and administrative expenses by $1,088,000 during the fourth quarter and $2,138,000 for the full year of 2007.

Amortization of Intangible Assets

Amortization of intangible assets increased during 2007 due to our recent acquisitions of WhereNet, proveo and Navis. See Note 4 of the Consolidated Financial Statements included in this Annual Report on Form 10-K for a more detailed discussion of the recent acquisitions.

Settlement and Licensing Agreement with Paxar Americas, Inc.

During the third quarter of 2006, Zebra paid $63,750,000 to settle all issues surrounding the litigation with Paxar Americas, Inc. Of this amount, $53,392,000 was included as operating expense. The remaining $10,358,000 was capitalized as an intangible asset related to future use of patents and other licenses and are being amortized over 4 to 7 years resulting in an incremental charge of $456,000 per quarter.

Insurance receivable reserve

During 2006, a Zebra reseller filed for bankruptcy protection in Austria. At the time of the filing, the reseller owed various Zebra subsidiaries a total of $12,065,000. The entire balance due to Zebra was guaranteed by Condor Insurance, a Nevis-based insurance company through a United Kingdom insurance broker. During June 2006, Zebra initiated a suit in the U.K. courts to enforce the guarantee. However, during the fourth quarter of 2006, we discovered that the insurance company’s financial position was such that it may not be able to pay the judgment awarded to us. We reviewed the situation and determined that a loss was probable and as of December 31, 2006 reserved 100% of the balance due, which was $12,543,000.

Operating Income

Operating income is summarized in the following table (in thousands, except percentages):

	December 31,		Percent Change	Percent of Total Sales - 2007	Percent of Total Sales - 2006
	2007	2006
Three months ended	$36,862	$25,719	43.3	15.8	12.3
Year ended	143,185	80,429	78.0	16.5	10.6

Non-operating Income and Expenses

Zebra’s non-operating income and expense items are summarized in the following table (in thousands):

	Three Months Ended December 31,		Year Ended December 31,
	2007	2006	2007	2006
Investment income	$8,545	$6,980	$23,966	$23,182
Interest expense	49	(16)	(44)	(252)
Foreign exchange gains (losses)	553	(822)	523	(635)
Other, net	182	(170)	(255)	(1,082)

Total other income	$9,329	$5,972	$24,190	$21,213

Rate of Return Analysis:
Average cash and marketable securities balances	$375,269	$553,406	$420,184	$551,714
Annualized rate of return	9.1%	5.0%	5.7%	4.2%

During 2007, we began liquidating all of our interests in our partnership holdings. As a result of these liquidations, we recorded investment income of $9,246,000 related to gains on the liquidations of the partnerships during 2007, $4,369,000 of which was recognized in the fourth quarter.

Income Taxes

The effective income tax rate for the fourth quarter was 33.3% compared with 32.3% for the same quarter last year. For the full year of 2007, the effective income tax rate was 34.2% versus 31.5% for 2006. The increase in the effective tax rate is a result of the increased impact in 2006 of permanent tax differences, including tax-exempt interest income, on the effective income tax rate due to lower taxable income as a result of the Paxar settlement. In addition, we reduced tax reserves in 2006 totaling $1,189,000 related to the completion of various state tax audits and 2005 state income tax returns.

Income before Cumulative Effect of Accounting Change

Zebra’s income before cumulative effect of accounting change is summarized below (in thousands, except per share amounts):

	Three Months Ended December 31,		Year Ended December 31,
	2007	2006	2007	2006
Income before cumulative effect of accounting change	$30,803	$21,446	$110,113	$69,627
Diluted earnings per share before cumulative effect of accounting change	$0.45	$0.30	$1.60	$0.98

Cumulative Effect of Accounting Change

During the first quarter of 2006, Zebra adopted SFAS No. 123(R), Share-Based Payment, using the modified retrospective approach. SFAS No. 123(R) requires entities to estimate the number of forfeitures expected to occur and record expense based upon the number of awards expected to vest. Prior to the adoption of SFAS No. 123(R), Zebra accounted for forfeitures as they occurred as permitted under previous accounting standards. The requirement to estimate forfeitures is classified as an accounting change, and SFAS No. 123(R) required a one-time adjustment in the period of adoption. The one-time adjustment (cumulative effect of accounting change) related to the change in estimating forfeitures increased income by $1,319,000, net of applicable taxes.

Net Income

Zebra’s net income is summarized below (in thousands, except per share amounts):

	Three Months Ended December 31,		Year Ended December 31,
	2007	2006	2007	2006
Net income	$30,803	$21,446	$110,113	$70,946
Diluted earnings per share	$0.45	$0.30	$1.60	$1.00

Comparison of Years Ended December 31, 2006 and 2005

Sales

Sales by product category, related percent changes and percent of total sales for 2006 and 2005 were as follows:

	Year Ended December 31,		Percent Change	Percent of Total Sales - 2006	Percent of Total Sales - 2005
Product Category	2006	2005
Hardware	$578,002	$540,679	6.9	76.1	77.0
Supplies	150,709	129,183	16.7	19.8	18.4
Service and software	25,664	25,217	1.8	3.4	3.6
Shipping and handling	6,022	5,575	8.0	0.8	0.8
Cash flow hedging activities	(873)	1,617	NM	(0.1)	0.2

Total sales	$759,524	$702,271	8.2	100.0	100.0

Sales to customers by geographic region, related percent changes, and percent of total sales for 2005 and 2004 were as follows:

	Year Ended December 31,		Percent Change	Percent of Total Sales - 2006	Percent of Total Sales - 2005
Geographic Region	2006	2005
Europe, Middle East and Africa	$264,711	$233,306	13.5	34.8	33.3
Latin America	53,619	46,878	14.4	7.1	6.7
Asia-Pacific	61,374	60,033	2.2	8.1	8.5

Total International	379,704	340,217	11.6	50.0	48.5
North America	379,820	362,054	4.9	50.0	51.5

Total sales	$759,524	$702,271	8.2	100.0	100.0

Sales growth for 2006 was a result of strength in international territories, most notably, Latin America (14.4%) and Europe, Middle East and Africa (EMEA) (13.5%). Sales growth also benefited from strong growth in supplies sales and an increase in North American sales. Favorable foreign exchange movements added $3,606,000 to consolidated growth during 2006. New printer products as a percent of total printer product sales was 13.0% for 2006, compared to 10.7% for 2005.

Printer unit volumes and average selling price information is summarized below:

	Year Ended December 31,		Percent Change
	2006	2005
Total printers shipped	818,413	720,306	13.6
Average selling price of printers shipped	$598	$633	(5.5)

For all of 2006, with the exception of card printers, unit volumes increased in all product lines, with notable strength in mobile, desktop and high-end printers. In addition, lower average selling prices and a mix toward lower priced products resulted in a 5.5% decrease in the average selling price of printers shipped.

Gross Profit

Gross profit information is summarized below (in thousands except percentages)

For the Year Ended	Gross Profit	Percent of Total Sales

December 31, 2006	$358,420	47.2
December 31, 2005	353,420	50.3
Percent Change	1.4

Gross margin decreased largely because of:

•	Increases to excess inventory and cost change reserves

•	Less favorable purchase price variances,

•	Cycle count adjustments,

•	Overhead spending and labor variances related to facility expansion in the supplies organization,

•	Higher cost components required for RoHS Legislation compliance,

•	Pricing and negative product mix in the first and second quarters, and

•	Negative foreign exchange comparisons in the first quarter.

Selling and Marketing Expenses

Selling and marketing expenses are summarized below (in thousands, except percentages):

For the Year Ended	Selling and Marketing Expenses	Percent of Total Sales

December 31, 2006	$96,788	12.7
December 31, 2005	91,630	13.0
Percent Change	5.6

Higher selling and marketing expenses were a result of increased payroll costs of $4,587,000 and trade show expenses of $690,000. In addition to increases in the items mentioned above, outside commissions, advertising and building expenses increased during 2006. The increased staffing was primarily focused on increasing our presence in targeted geographical territories to support growth in those regions, building sales and marketing teams to deliver vertical market applications, and strengthening strategic alliances with complementary companies.

Research and Development Costs

Research and development costs are summarized below (in thousands, except percentages):

For the Year Ended	Research and Development Costs	Percent of Total Sales
December 31, 2006	$48,959	6.4
December 31, 2005	47,359	6.7
Percent Change	3.4

For 2006, research and development expenses increased primarily due to increases in payroll costs of $4,533,000 and professional services of $230,000, offset by a decrease in project expenses of $3,179,000. Included in the 2005 project expenses are write-offs of tooling and other materials related to product development in the amount of $2,726,000. Also during 2005, we incurred research and development costs, which totaled $2,882,000, to re-engineer our products to make them compliant with new environmental laws that went into effect in 2006.

General and Administrative Expenses

General and administrative expenses are summarized below (in thousands, except percentages):

For the Year Ended	General and Administrative Expenses	Percent of Total Sales
December 31, 2006	$62,656	8.2
December 31, 2005	64,050	9.1
Percent Change	(2.2)

For 2006, general and administrative expenses were affected by:

•	Higher payroll costs of $2,350,000,

•	Higher information systems expenses of $1,718,000,

•	Increased bad debt expenses of $944,000, and

•	Higher professional services and recruiting of $725,000.

These increases were more than offset by lower legal expenses of $7,373,000, which was related to the resolution of the litigation with Paxar Americas, Inc., as described below.

Settlement and Licensing Agreement with Paxar Americas, Inc.

During the third quarter of 2006, Zebra paid $63,750,000 to settle all issues surrounding the litigation with Paxar Americas, Inc. Of this amount, $53,392,000 was included as operating expense. The remaining $10,358,000 was capitalized as an intangible asset related to future use of patents and other licenses and are being amortized over 4 to 7 years resulting in an incremental charge of $456,000 per quarter.

Insurance receivable reserve

During 2006, a Zebra reseller filed for bankruptcy protection in Austria. At the time of the filing, the reseller owed various Zebra subsidiaries a total of $12,065,000. The entire balance due to Zebra is guaranteed by Condor Insurance, a Nevis-based insurance company through a United Kingdom insurance broker. During June 2006, Zebra initiated a suit in the U.K. courts to enforce the guarantee. However, during the fourth quarter, we discovered that the insurance company’s financial position was such that it may not be able to pay the judgment awarded to us. We reviewed the situation and determined that a loss is probable, and, therefore, reserved 100% of the balance due, which was $12,543,000 at December 31, 2006.

Operating Income

Operating income is summarized in the following table (in thousands, except percentages):

For the Year Ended	Operating Income	Percent of Total Sales
December 31, 2006	$80,429	10.6
December 31, 2005	146,028	20.8
Percent Change	(44.9)

Non-operating Income and Expenses

Zebra’s non-operating income and expense items are summarized in the following table (in thousands):

	Year Ended December 31,
	2006	2005
Investment income	$23,182	$13,417
Interest expense	(252)	(79)
Foreign exchange gains (losses)	(635)	1,286
Other, net	(1,082)	(370)

Total other income (expense)	$21,213	$14,254

Rate of Return Analysis:
Average cash and marketable securities balance	$551,714	$551,116
Annualized rate of return	4.2%	2.4%

Income Taxes

The effective income tax rate for 2006 was 31.5% versus 33.8% in 2005. During 2005, we reduced tax reserves as a result of favorable resolution of certain tax audits. In addition, we took advantage of the deduction for qualified domestic production activities included in the American Jobs Creation Act of 2004. The decrease in the effective tax rate is a result of the increased impact of permanent tax differences, including tax-exempt interest income, on the effective income tax rate due to lower taxable income as a result of the Paxar settlement. In addition, we reduced tax reserves in 2006 totaling $1,189,000 related to the completion of various state tax audits and 2005 state income tax returns.

Income before Cumulative Effect of Accounting Change

Zebra’s income before cumulative effect of accounting change is summarized below (in thousands, except per share amounts):

	Year Ended December 31,
	2006	2005
Income before cumulative effect of accounting change	$69,627	$106,184
Diluted earnings per share before cumulative effect of accounting change	$0.98	$1.47

Cumulative Effect of Accounting Change

During the first quarter of 2006, Zebra adopted SFAS No. 123(R), Share-Based Payment, using the modified retrospective approach. SFAS No. 123(R) requires entities to estimate the number of forfeitures expected to occur and record expense based upon the number of awards expected to vest. Prior to the adoption of SFAS No. 123(R), Zebra accounted for forfeitures as they occurred as permitted under previous accounting standards. The requirement to estimate forfeitures is classified as an accounting change, and SFAS No. 123(R) required a one-time adjustment in the period of adoption. The one-time adjustment (cumulative effect of accounting change) related to the change in estimating forfeitures increased income by $1,319,000, net of applicable taxes.

Net Income

Zebra’s net income is summarized below (in thousands, except per share amounts):

	Year Ended December 31,
	2006	2005
Net income	$70,946	$106,184
Diluted earnings per share	$1.00	$1.47

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

Software Revenue

We sell four types of software and record revenue as follows:

•

Our enterprise solutions group has fixed fee software implementation projects, for which we use the percentage of completion method for revenue recognition. Under this method of accounting, we recognize revenue based on the ratio of costs incurred to total estimated costs. If increases in projected costs-to-complete are sufficient to create a loss contract, the entire estimated loss is charged to operations in the period the loss first becomes known.

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

Investments and Marketable Securities

Investments and marketable securities at December 31, 2007, consisted of the following:

U.S. government securities	13.1%
State and municipal bonds	81.1%
Corporate bonds	1.3%
Partnership interests	4.5%

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

Trading and available-for-sale securities are recorded at fair value. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of discounts or premiums. Unrealized holding gains and losses on trading securities are included in earnings. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders’ equity until realized. As of December 31, 2007, Zebra’s investments in marketable debt securities are classified as available-for-sale. In addition, as of December 31, 2007, all of our investments in marketable debt securities with maturities greater than one year are classified as long-term investments on the balance sheet due to our ability to hold them until maturity.

We account for the partnership interests using the cost method until our ownership percentage in a partnership reaches 5% of the total partnership portfolio value. At that time, we begin using the equity method to account for that particular partnership. During 2006, we reached the 5% threshold on one of our partnership interests. During 2007, we liquidated this partnership interest. During the fourth quarter of 2007, we also liquidated 95% of two other partnership interests, with the balances in all remaining partnership interests to be liquidated in 2008.

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

We reserve for estimated credit losses based upon historical experience and specific customer collection issues. Over the last three years, accounts and notes receivable reserves varied from 0.6% to 3.3% of total accounts receivable. Accounts receivable reserves as of December 31, 2007, were $5,075,000, or 3.3% of the balance due. We feel this reserve level is appropriate considering the quality of the portfolio as of December 31, 2007. While credit losses have historically been within expectations and the provisions established, we cannot guarantee that our credit loss experience will continue to be consistent with historical experience.

Inventories

We value our inventories at the lower of the actual cost to purchase or manufacture using the first-in, first-out (FIFO) method, or the current estimated market value. We review inventory quantities on hand and record a provision for excess and obsolete inventory based on forecasts of product demand and production requirements for the subsequent twelve months.

Over the last three years, our inventory reserves have ranged from 9.6% to 14.2% of gross inventory. As of December 31, 2007, inventory reserves were $8,999,000, or 9.6% of gross inventory. We feel this reserve level is appropriate considering the quantities and quality of the inventories as of December 31, 2007.

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

If we believe that one or more of the above indicators of impairment have occurred, we measure impairment based on projected discounted cash flows using a discount rate that incorporates the risk inherent in the cash flows. Net intangible assets, long-lived assets and goodwill amounted to $433,620,000 as of December 31, 2007.

Income Taxes

On January 1, 2007, we adopted Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. According to FIN No. 48, we identified, evaluated, and measured the amount of income tax benefits to be recognized for all of our income tax positions. The net income tax assets recognized under FIN No. 48 did not differ from the net assets recognized before adoption, and, therefore, we did not record an adjustment related to the adoption of FIN No. 48. Zebra did not have any unrecognized tax benefits as of December 31, 2007.

Zebra has concluded all U.S. federal income tax audits for years through 2004. The tax years 2004 through 2007 remain open to examination by multiple state taxing jurisdictions.

Zebra’s continuing practice is to recognize interest and penalties related to income tax matters as part of income tax expense. For the year ended December 31, 2007, we did not accrue any interest or penalties into income tax expense.

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

Stock-Based Compensation

As of December 31, 2007, Zebra had two stock-based compensation plans available for future grants. As of January 1, 2006, Zebra adopted SFAS No. 123(R), Share-Based Payment, utilizing the modified retrospective approach, which requires the prior period financial statements to be restated to recognize compensation costs in the amounts previously reporting in the pro forma footnote disclosures. See Notes 2 and 3 to the Consolidated Financial Statements included in the Form 10-K for further information on the adoption and impact of SFAS No. 123(R).

Liquidity and Capital Resources

During 2007, Zebra purchased WhereNet Corp. for $127,450,000, proveo AG for $15,467,000, and Navis, LLC for $143,844,000. As a result, Zebra’s cash and investment balances decreased to $281,179,000 at December 31, 2007, compared with $559,189,000 at December 31, 2006. Other factors affecting cash and investment balances during 2007 include (note that changes discussed below include the impact of foreign currency):

•	Operations provided a net cash increase of $158,120,000 primarily from net income.

•	Deferred tax assets increased $5,477,000, primarily due to deferred taxes on compensation costs.

•	Accounts receivable decreased $4,453,000 because of higher sales. Days sales outstanding increased to 58.9 at the end of 2007 from 53.3 at the end of 2006.

•	Accrued expenses increased by $16,804,000 for payroll, bonus, warranty, deferred revenue and sales tax liabilities.

•	Taxes payable decreased $1,337,000 due to the timing of tax payments made in 2007.

•	Purchases of property and equipment totaled $22,070,000.

•	Intangibles increased $4,800,000 due to payments for licenses to use patents.

•	Net sales of investments totaled $278,815,000.

•

Purchases of treasury shares totaled $112,094,000. Zebra made open market repurchases of our shares under an authorization of the Board of Directors dated October 4, 2005 and August 1, 2007. Cash of $4,704,000 was paid during 2007 for 135,000 shares that were repurchased as of December 31, 2006.

•	Stock option exercises and purchases under the stock purchase plan contributed $8,375,000.

In February 2008, we announced that printer manufacturing will be transferred to a third-party manufacturer. This transition is expected to occur over the next 18 to 24 months. See Note 21 to our Consolidated Financial Statements in this Annual Report on Form 10-K for further discussion.

Contractual Obligations

Zebra’s contractual obligations as of December 31, 2007 were:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$38,944	$9,360	$12,820	$8,473	$8,291
Purchase obligations	51,634	51,634	—	—	—

Total	$90,578	$60,994	$12,820	$8,473	$8,291

Purchase obligations are for purchases made in the normal course of business to meet operational requirements, primarily raw materials.

Management believes that existing capital resources and funds generated from operations are sufficient to finance anticipated capital requirements. In addition, it is our intention to actively pursue opportunities to acquire other businesses.

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, to create greater consistency in the accounting and financial reporting of business combinations. SFAS No. 141(R) establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies to fiscal years beginning after December 15, 2008 and will generally affect acquisitions going forward.

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

	As of December 31,
Interest rate sensitive instruments	2007	2006
+1 percentage point movement
Effect on Pretax Income	$(3,206)	$(7,140)
Effect on Diluted EPS (after tax)	$(0.03)	$(0.07)
-1 percentage point movement
Effect on Pretax Income	$3,206	$7,140
Effect on Diluted EPS (after tax)	$0.03	$0.07

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

	As of December 31,
Foreign exchange	2007	2006
Dollar/pound
Effect on Pretax Income	$599	$490
Effect on Diluted EPS (after tax)	$0.01	$0.00
Dollar/euro
Effect on Pretax Income	$2,195	$2,240
Effect on Diluted EPS (after tax)	$0.02	$0.02
Euro/pound
Effect on Pretax Income	$3,073	$2,775
Effect on Diluted EPS (after tax)	$0.03	$0.03

Equity Price Risk

Zebra currently employs five investment managers, three of which manage portfolios of investment funds (i.e., fund of funds). These investment funds use a variety of investment strategies, some of which involve the use of equity securities. By policy, management limits the amount of Zebra’s investments in alternative investment strategies to a maximum of 15% of the total investment portfolio, with no single investment exceeding $15,000,000. Zebra is currently in the process of liquidating all of our partnership interests.

Zebra utilizes a Value-at-Risk (VaR) model to determine the maximum potential one-day loss in the fair value of its interest rate, foreign exchange and equity price sensitive instruments.

The following table sets forth the impact of a ten percent change in the value of all equity positions held by Zebra’s investment managers (in thousands, except per share data).

	As of December 31,
Equity price sensitive instruments	2007	2006
+10 percent movement
Effect on Pretax Income	$1,170	$4,333
Effect on Diluted EPS (after tax)	$0.01	$0.04
-10 percent movement
Effect on Pretax Income	$(1,170)	$(4,333)
Effect on Diluted EPS (after tax)	$(0.01)	$(0.04)

From time to time, Zebra has taken direct equity positions in companies. These investments relate to potential acquisitions and other strategic business opportunities. To the extent that it has a direct investment in the equity securities of another company, Zebra is exposed to the risks associated with such investments.

Item 8. Financial Statements and Supplementary Data

The financial statements and schedule of Zebra are annexed to this report as pages F-2 through F-36. An index to such materials appears on page F-1.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. We completed our acquisitions of WhereNet, LLC and Navis Holdings, LLC on January 25, 2007 and December 14, 2007, respectively. As permitted by the U.S. Securities and Exchange Commission, management’s assessment as of December 31, 2007 did not include the internal control of WhereNet LLC and Navis Holdings, LLC, which are included in our consolidated financial statements as of December 31, 2007. WhereNet, LLC constituted $139,958 and $118,242 of total and net assets, respectively, as of December 31, 2007 and $27,308 and $(10,856) of revenues and net income (loss), respectively, for the year then ended. Navis Holdings, LLC constituted $174,542 and $156,887 of total and net assets, respectively, as of December 31, 2007 and $3,129 and $190 of revenues and net income, respectively, for the year then ended. (All numbers referenced above for WhereNet, LLC and Navis Holdings, LLC are state in thousands.)

Based on management’s assessment, which excluded an assessment of internal control over financial reporting of the acquired operations of WhereNet, LLC and Navis Holdings, LLC, and those criteria, our management believes that, as of December 31, 2007, our internal control over financial reporting is effective. Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on Zebra’s internal control over financial reporting. That report is included on page 41 of this report on Form 10-K.

Changes in Internal Control over Financial Reporting

During 2007, we made changes to our controls and procedures as part of our ongoing monitoring of our controls. However, none of these changes has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have audited Zebra Technologies Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Zebra Technologies Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of WhereNet, LLC and Navis Holdings, LLC, which are included in the 2007 consolidated financial statements of Zebra Technologies Corporation. WhereNet, LLC constituted $139,958 and $118,242 of total and net assets, respectively, as of December 31, 2007 and $27,308 and $(10,856) of revenues and net income (loss), respectively, for the year then ended. Navis Holdings, LLC constituted $174,542 and $156,887 of total and net assets, respectively, as of December 31, 2007 and $3,129 and $190 of revenues and net income, respectively, for the year then ended. Zebra Technologies Corporation completed its acquisitions of WhereNet, LLC and Navis Holdings, LLC on January 25, 2007 and December 14, 2007, respectively, and as permitted by the U.S. Securities and Exchange Commission’s guidance, management did not assess the effectiveness of internal control over financial reporting of WhereNet, LLC and Navis Holdings, LLC. Our audit of internal control over financial reporting of Zebra Technologies Corporation also did not include an evaluation of the internal control over financial reporting of WhereNet, LLC and Navis Holdings, LLC.

In our opinion, Zebra Technologies Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Zebra Technologies Corporation and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007, and our report dated February 28, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois
February 28, 2008

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

We have adopted a Code of Ethics that applies to Zebra’s Chief Executive Officer, Chief Financial Officer and the Vice President and Controller. The Code of Ethics is posted on the Investor Relations – Corporate Governance page of Zebra’s Internet Web site, www.zebra.com, and is available for download. Any waiver from the Code of Ethics and any amendment to the Code of Ethics will be disclosed on such page of Zebra’s Web site

All other information in response to this item is incorporated by reference from the Proxy Statement sections entitled “Election of Directors,” “Executive Officers” and “Corporate Governance.”

Item 11. Executive Compensation

The information in response to this item is incorporated by reference from the Proxy Statement sections entitled “Executive Compensation and Certain Transactions,” “Compensation Discussion and Analysis,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information in response to this item is incorporated by reference from the Proxy Statement sections entitled “Security Ownership of Management and Certain Beneficial Owners” and “Equity Compensation Plan Information.”

Item 13. Certain Relationships, Related Transactions and Director Independence

The information in response to this item is incorporated by reference from the Proxy Statement sections entitled “Certain Relationships and Related Transactions” and “Corporate Governance.”

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of February 2008.

ZEBRA TECHNOLOGIES CORPORATION

By:	/s/ Anders Gustafsson
Anders Gustafsson
Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, the report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Anders Gustafsson Anders Gustafsson	Chief Executive Officer (Principal Executive Officer), Director	February 28, 2008

/s/ Gerhard Cless Gerhard Cless	Executive Vice President, Director	February 28, 2008

/s/ Charles R. Whitchurch Charles R. Whitchurch	Chief Financial Officer and Treasurer (Principal Financial Officer)	February 28, 2008

/s/ Todd R. Naughton Todd R. Naughton	Vice President and Controller (Principal Accounting Officer)	February 28, 2008

/s/ Michael A. Smith Michael A. Smith	Director and Chairman of the Board of Directors	February 28, 2008

/s/ Christopher G. Knowles Christopher G. Knowles	Director	February 28, 2008

/s/ Ross W. Manire Ross W. Manire	Director	February 28, 2008

/s/ Robert J. Potter Robert J. Potter	Director	February 28, 2008

/s/ Edward L. Kaplan Edward L. Kaplan	Director	February 28, 2008

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

All other financial statement schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

of Zebra Technologies Corporation:

We have audited the accompanying consolidated balance sheets of Zebra Technologies Corporation and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of earnings, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Zebra Technologies Corporation and subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R) “Share Based Payment” effective January 1, 2006 using the modified retrospective transition method.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Zebra Technologies Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois

February 28, 2008

ZEBRA TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	December 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$38,211	$39,648
Restricted cash	2,497	1,366
Investments and marketable securities	98,438	219,930
Accounts receivable, net of allowances of $5,075 in 2007 and $3,549 in 2006	150,775	122,540
Inventories, net	85,038	81,190
Deferred income taxes	14,772	9,464
Prepaid expenses and other current assets	31,101	5,552

Total current assets	420,832	479,690
Property and equipment at cost, net of accumulated depreciation and amortization	67,686	57,431
Long term deferred income taxes	28,407	11,917
Goodwill	246,510	70,714
Other intangibles, net	119,424	34,025
Long term investments and marketable securities	142,033	298,245
Other assets	9,386	11,120

Total assets	$1,034,278	$963,142

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$42,351	$28,980
Accrued liabilities	69,437	40,880
Deferred revenue	9,633	2,311
Income taxes payable	751	2,683

Total current liabilities	122,172	74,854
Deferred rent	961	638
Other long-term liability	8,452	9,969

Total liabilities	131,585	85,461

Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock	—	—
Class A Common Stock	722	722
Additional paid-in capital	141,522	139,083
Treasury stock	(205,058)	(119,335)
Retained earnings	960,512	850,399
Accumulated other comprehensive income	4,995	6,812

Total stockholders’ equity	902,693	877,681

Total liabilities and stockholders’ equity	$1,034,278	$963,142

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF EARNINGS

(Amounts in thousands, except per share data)

	Year Ended December 31,
	2007	2006	2005
Net sales	$868,279	$759,524	$702,271
Cost of sales	451,161	401,104	348,851

Gross profit	417,118	358,420	353,420
Operating expenses:
Selling and marketing	121,996	96,788	91,630
Research and development	57,600	48,959	47,359
General and administrative	81,356	62,656	64,050
Amortization of intangible assets	11,128	3,653	2,341
Litigation settlement	—	53,392	—
Insurance receivable reserve	—	12,543	—
Acquired in-process technology	1,853	—	—
Exit costs	—	—	2,012

Total operating expenses	273,933	277,991	207,392

Operating income	143,185	80,429	146,028

Other income (expense):
Investment income	23,966	23,182	13,417
Interest expense	(44)	(252)	(79)
Foreign exchange gain (loss)	523	(635)	1,286
Other, net	(255)	(1,082)	(370)

Total other income	24,190	21,213	14,254

Income before income taxes and cumulative effect of accounting change	167,375	101,642	160,282
Income taxes	57,262	32,015	54,098

Income before cumulative effect of accounting change	110,113	69,627	106,184
Cumulative effect of accounting change, net of income taxes of $694 (See Note 2)	—	1,319	—

Net income	$110,113	$70,946	$106,184

Basic earnings per share before cumulative effect of accounting change	$1.61	$0.99	$1.49
Diluted earnings per share before cumulative effect of accounting change	$1.60	$0.98	$1.47
Basic earnings per share	$1.61	$1.01	$1.49
Diluted earnings per share	$1.60	$1.00	$1.47
Basic weighted average shares outstanding	68,463	70,516	71,364
Diluted weighted average and equivalent shares outstanding	68,908	70,956	72,000

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

	Year Ended December 31,
	2007	2006	2005
Net income	$110,113	$70,946	$106,184
Other comprehensive income (loss):
Foreign currency translation adjustment	2,277	7,295	(6,407)
Changes in unrealized gain/(loss) on hedging transactions, net of income taxes	(5,205)	(1,188)	2,073
Changes in unrealized holding gains/(loss) on investments, net of income taxes	1,111	(1,672)	444

Comprehensive income	$108,296	$75,381	$102,294

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands)

	Class A Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2004	$718	$123,639	$—	$673,269	$6,267	$803,893

Issuance of 332,051 common shares upon exercise of stock options and purchases under stock purchase plan	4	7,604	—	—	—	7,608
Repurchase of 1,866,375 shares of Class A Common Stock	—	—	(70,421)	—	—	(70,421)
Issuance of 165,642 treasury shares upon exercise of stock options and purchases under stock purchase plan	—	(2,263)	6,408	—	—	4,145
Additional tax benefit resulting from exercise of options	—	2,270	—	—	—	2,270
Stock-based compensation	—	8,183	—	—	—	8,183
Net income	—	—	—	106,184	—	106,184
Unrealized holding gain on investments (net of income taxes)	—	—	—	—	444	444
Unrealized holding gain on hedging transactions (net of income taxes)	—	—	—	—	2,073	2,073
Foreign currency translation adjustment	—	—	—	—	(6,407)	(6,407)

Balance at December 31, 2005	722	139,433	(64,013)	779,453	2,377	857,972

Repurchase of 2,080,911 shares of Class A Common Stock	—	—	(72,925)	—	—	(72,925)
Issuance of 459,816 treasury shares upon exercise of stock options and purchases under stock purchase plan	—	(7,201)	17,603	—	—	10,402
Additional tax benefit resulting from exercise of options	—	1,324	—	—	—	1,324
Stock-based compensation	—	7,540	—	—	—	7,540
Cumulative effect of accounting change	—	(2,013)	—	1,319	—	(694)
Income before cumulative effect of accounting change	—	—	—	69,627	—	69,627
Unrealized holding loss on investments (net of income taxes)	—	—	—	—	(1,672)	(1,672)
Unrealized holding loss on hedging transactions (net of income taxes)	—	—	—	—	(1,188)	(1,188)
Foreign currency translation adjustment	—	—	—	—	7,295	7,295

Balance at December 31, 2006	$722	$139,083	$(119,335)	$850,399	$6,812	$877,681

Repurchase of 3,038,389 shares of Class A Common Stock	—	—	(107,390)	—	—	(107,390)
Issuance of 578,608 treasury shares upon exercise of stock options and purchases under stock purchase plan	—	(13,292)	21,667	—	—	8,375
Additional tax benefit resulting from exercise of options	—	664	—	—	—	664
Stock-based compensation	—	15,067	—	—	—	15,067
Net income	—	—	—	110,113	—	110,113
Unrealized holding gain on investments (net of income taxes)	—	—	—	—	1,111	1,111
Unrealized holding loss on hedging transactions (net of income taxes)	—	—	—	—	(5,205)	(5,205)
Foreign currency translation adjustment	—	—	—	—	2,277	2,277

Balance at December 31, 2007	$722	$141,522	$(205,058)	$960,512	$4,995	$902,693

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income	$110,113	$70,946	$106,184
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,902	16,087	13,104
Share-based compensation	15,067	7,540	8,183
Excess tax benefit from share-based compensation	(921)	(1,514)	(2,258)
Cumulative effect of accounting change (net of tax)	—	(1,319)	—
Acquired in-process technology	1,853	—	—
Insurance receivable reserve	—	12,543	—
Deferred income taxes	(5,477)	(6,737)	(2,053)
Changes in assets and liabilities, net of businesses acquired:
Accounts receivable, net	4,453	(4,292)	(20,422)
Inventories	(134)	(13,430)	(6,204)
Other assets	(1,321)	(483)	(9,562)
Accounts payable	(3,418)	(1,869)	3,792
Accrued liabilities	16,804	9,486	(3,423)
Deferred revenue	(325)	(927)	1,431
Income taxes payable	(1,337)	2,586	(2,900)
Other operating activities	(4,139)	(552)	3,421

Net cash provided by operating activities	158,120	88,065	89,293

Cash flows from investing activities:
Purchases of property and equipment	(22,070)	(19,197)	(14,286)
Acquisition of businesses, net of cash acquired	(286,761)	(2,681)	(7,797)
Acquisition of intangible assets	(4,800)	(18,091)	(13,754)
Purchases of investments	(1,025,089)	(1,110,472)	(1,021,813)
Maturities of investments	915,015	757,249	673,466
Sales of investments	366,964	374,666	359,711

Net cash used in investing activities	(56,741)	(18,526)	(24,473)

Cash flows from financing activities:
Purchase of treasury shares	(112,094)	(68,221)	(70,421)
Proceeds from exercise of stock options and stock purchase plan purchases	8,375	10,402	11,753
Excess tax benefit from share-based compensation	921	1,514	2,258
Payments for obligation under capital lease	—	—	(171)

Net cash used in financing activities	(102,798)	(56,305)	(56,581)

Effect of exchange rate changes on cash	(18)	1,972	(1,780)

Net increase (decrease) in cash and cash equivalents	(1,437)	15,206	6,459
Cash and cash equivalents at beginning of year	39,648	24,442	17,983

Cash and cash equivalents at end of year	$38,211	$39,648	$24,442

Supplemental disclosures of cash flow information:
Interest paid	$44	$252	$79
Income taxes paid	62,130	33,070	61,453
Supplemental disclosures of non-cash transaction:
Purchase of treasury shares not paid in 2006	$—	$4,704	—
Sale of investments not received in 2007	21,925	—	—

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

In 2007, we acquired WhereNet Corp., proveo AG and Navis Holdings, LLC, which we refer to as Zebra Enterprise Solutions. In 2008, we will be integrating these businesses into a single business unit, and intend to report their results separately from our specialty printing business. Together, these companies give Zebra the ability to deliver more high-value applications that help our customers identify, track and manage assets, transactions and people. We consider these solutions natural adjacencies to our core specialty printing business. The solutions these companies provide are sold on a contract basis and are typically installed over several quarters. These contracts cover a range of services, including design, installation and ongoing maintenance services.

Note 2 Summary of Significant Accounting Policies

Principles of Consolidation. These consolidated financial statements were prepared on a consolidated basis to include the accounts of Zebra and its wholly owned subsidiaries. All significant intercompany accounts, transactions and unrealized profit were eliminated in consolidation.

Fiscal Calendar. Zebra operates on a 4 week/4 week/5 week fiscal quarter, and each fiscal quarter ends on a Saturday. The fiscal year always begins on January 1 and ends on December 31. This results in some fiscal quarters being either greater than or less than 13 weeks depending on the days of the week those dates fall. During the 2007 fiscal year, our quarter end dates were as follows:

•	March 31,

•	June 30,

•	September 29, and

•	December 31.

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

Restricted Cash. Zebra has two types of restricted cash agreements. In the Netherlands, we have an agreement with the import authorities to place €1,000,000 in a bank deposit account, which acts as security for the VAT payable. This deferment agreement allows Zebra to simply quote our deferment number at import and quickly clear customs without the need to pay VAT. The bank deposit account cannot be accessed or used without cancelling the deferment agreement. The second type of restricted cash agreement primarily collateralizes the issuance of letters of credit.

Investments and Marketable Securities. Investments and marketable securities at December 31, 2007, consisted of U.S. government and agency securities, state and municipal bonds, corporate bonds, and partnership interests, which are held indirectly in diversified funds actively managed by investment professionals. Zebra classifies its debt and marketable equity securities in one of three categories: trading, available-for-sale or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those debt securities that Zebra has the ability and intent to hold until maturity. All securities not included in trading or held-to-maturity are classified as available-for-sale.

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

All investments in marketable debt securities except the partnership interests are classified as available-for-sale securities. We account for the partnership interests using the cost method until our ownership percentage reaches 5% of the total partnership portfolio value. At that time, we begin using the equity method to account for the partnership. As of December 31, 2007, we are in the process of liquidating all of our interests in these partnerships. This liquidation is expected to be completed by June 2008. We recorded investment income of $9,246,000 related to gains on the liquidations of the partnerships during 2007.

Accounts Receivable and Allowance for Doubtful Accounts. Accounts receivable consist primarily of amounts due to us from our normal business activities. Collateral on trade accounts receivable is generally not required. Zebra maintains an allowance for doubtful accounts for estimated uncollectible accounts receivable. The allowance is based on our assessment of known delinquent accounts. Accounts are written off against the allowance account when they are determined to be no longer collectible.

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

Income Taxes. On January 1, 2007, we adopted Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. According to FIN No. 48, we identified, evaluated, and measured the amount of income tax benefits to be recognized for all of our income tax positions. The net income tax balances recognized under FIN No. 48 did not differ from the net balances recognized before adoption, and, therefore, we did not record an adjustment related to the adoption of FIN No. 48. Zebra did not have any unrecognized tax benefits as of December 31, 2007 or December 31, 2006.

Zebra has concluded all U.S. federal income tax audits for years through 2004. The tax years 2004 through 2007 remain open to examination by multiple state taxing jurisdictions.

Zebra’s continuing practice is to recognize interest and/or penalties related to income tax matters as part of income tax expense. For the year ended December 31, 2007, we did not accrue any interest or penalties into income tax expense.

Intangible Assets. Goodwill represents the unamortized excess of the cost of acquiring a business over the fair values of the net assets received at the date of acquisition. Goodwill is no longer being amortized, as required by SFAS No. 142, Goodwill and Other Intangible Assets.

We test the impairment of goodwill each year or between annual impairment dates whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We completed our last annual assessment during June 2007. At that time, no adjustment to goodwill was necessary due to impairment.

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

If we believe that one or more of the above indicators of impairment have occurred, we compare the carrying value to the undiscounted future cash flows of the asset to determine if the carrying value is recoverable. If the carrying value is not determined to be recoverable, we measure impairment based on a projected discounted cash flow using a discount rate that incorporates the risk inherent in the cash flows.

Other intangible assets consist primarily of customer relationships, current technology and patents and patent licenses. These assets are recorded at cost and amortized on a straight-line basis over a weighted-average life of 9 years, which approximates the estimated useful lives. Accumulated amortization for these other intangible assets was $24,658,000 and $13,501,000 at December 31, 2007 and 2006, respectively.

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

Zebra records payments to resellers of its product as reductions to revenue unless these payments meet the requirements for operating expense treatment under EITF 01-09 Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products). See the market development funds accounting policy for further details.

Revenue includes all customer billings for shipping and handling charges. The related costs of shipping and handling revenue are recorded as cost of goods sold.

Our enterprise solutions group has fixed fee software implementation projects, for which we use the percentage of completion method for revenue recognition. Under this method of accounting, we recognize revenue based on the ratio of costs incurred to total estimated costs. Contract terms generally provide for progress billings on advance terms or based on completion of certain phases of the work. At December 31, 2007, unbilled revenue was $8,013,000 and receivables for contracts in progress included in accounts receivable were $10,748,000.

Research and Development Costs. Research and development costs are expensed as incurred. These costs include:

•	Salaries, benefits, and other R&D personnel related costs,

•	Consulting and other outside services used in the R&D process,

•	Engineering supplies.

•	Engineering related information systems costs, and
•	Allocation of building and related costs.

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

Advertising. Advertising costs are expensed as incurred. Advertising expenses for the years ended December 31, 2007, 2006 and 2005 totaled $6,361,000, $5,857,000 and $5,524,000, respectively.

Market Development Funds. Zebra makes market development funds available to its resellers to support demand generation activity by the resellers. These funds require the reseller to provide specific services or benefits to Zebra and substantiate the fair value of such. Zebra reimburses resellers for agreed activities up to the fair value of the benefit received by Zebra. These payments are treated as marketing costs consistent with the requirements of EITF 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products). Any payments to resellers that do not meet these requirements are recorded as reductions to revenue.

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

	Year Ended December 31,
Warranty Reserve (in thousands)	2007	2006	2005
Balance at the beginning of the period	$2,250	$1,922	$1,691
Warranty expense during the period	6,522	5,792	6,394
Warranty payments made during the period	(5,361)	(5,464)	(6,163)

Balance at the end of the period	$3,411	$2,250	$1,922

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

	Year Ended December 31,
Recycling Reserve (in thousands)	2007	2006	2005
Balance at the beginning of the period	$2,115	$632	$—
Recycling expense during the period	1,580	1,373	632
Recycling payments made during the period	—	—	—
Exchange rate impact	11	110	—

Balance at the end of the period	$3,706	$2,115	$632

Fair Value of Financial Instruments. Zebra estimates the fair value of its financial instruments as follows:

Instrument	Method for determining fair value

Cash, cash equivalents, restricted cash, accounts receivable and accounts payable	Cost, which approximates fair value due to the short-term nature of these instruments

Investments in marketable debt securities	Market quotes from independent pricing services

Partnership interests	Cost method, unless Zebra’s ownership interest is greater than 5% of the total portfolio value, then equity method

Foreign currency forward contracts	Estimated using market quoted rates for foreign currency at the balance sheet date

Foreign currency option contracts	Estimated using market quoted rates for foreign currency at the balance sheet date and application of such rates subject to the option terms

Life insurance policies	Cash surrender value

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

Stock-based Compensation. At December 31, 2007, we had two stock-based compensation plans available for future grants, which are described more fully in Note 3. Prior to January 1, 2006, we accounted for these plans using the intrinsic value method in accordance with the recognition and measurement principles of Accounting Principles

Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by SFAS No. 123, Accounting for Stock Based Compensation. Accordingly, we recognized no compensation cost as all options granted under these plans had grant prices equal to the market value of the underlying common stock on the date of grant.

Effective January 1, 2006, Zebra adopted SFAS No. 123(R), Share-Based Payment, utilizing the modified retrospective approach, which required the prior period financial statements to be restated to recognize compensation costs in the amounts previously reported in the pro forma footnote disclosures. Zebra recognizes compensation costs using the straight-line method over the vesting period of 1 month to 5 years.

The compensation expense and the related income tax benefit for share-based payments was included in the Consolidated Statement of Earnings as follows:

	For the years ended December 31,
Compensation costs and related income tax benefit:	2007	2006	2005
Cost of sales	$1,607	$673	$761
Selling and marketing	2,977	1,720	1,923
Research and development	2,316	1,111	1,359
General and administration	8,167	4,036	4,140

Total compensation expense	15,067	7,540	8,183

Income tax benefit	$5,198	$2,556	$2,764

On August 31, 2007, Zebra announced the resignation of our Chief Executive Officer (CEO) and Chairman of the Board in conjunction with our announcement of his successor as CEO. Zebra entered into an executive transition agreement with the former CEO as of that date. The agreement specifies that his outstanding unvested options vested on that date and the option exercise period will continue for the full original maximum term unaffected by his retirement. As a result, we recorded a modification charge of approximately $1,702,000 in 2007, representing the difference in fair value of the options before and after modification.

Prior to adopting SFAS No. 123(R), Zebra presented all tax benefits of deductions resulting from the exercise of stock grants as operating cash flows in the consolidated statements of cash flows. SFAS No. 123(R) requires the cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized (excess tax benefits) to be classified as financing cash flows. As a result, $921,000 of excess tax benefits for the year ended December 31, 2007, was classified as financing cash flows. The excess tax benefits of $1,514,000 for the year ended December 31, 2006 and $2,258,000 for the year ended December 31, 2005, were classified as financing cash flows.

SFAS No. 123(R) requires entities to estimate the number of forfeitures expected to occur and record expense based upon the number of awards expected to vest. Prior to the adoption of SFAS No. 123(R), Zebra accounted for forfeitures as they occurred as permitted under previous accounting standards. The requirement to estimate forfeitures is classified as an accounting change, and SFAS No. 123(R) required a one-time adjustment in the period of adoption. The one-time adjustment (cumulative effect of accounting change) related to the change in estimating forfeitures increased income by $1,319,000, net of applicable taxes, for the year ended December 31, 2006.

Deferred Compensation Plan. Zebra has a deferred compensation plan that permits directors, management and highly compensated employees to defer portions of their compensation. Zebra immediately pays deferred amounts into a Rabbi Trust, and plan participants select a method of investing these funds into hypothetical investments. Zebra tracks the performance of these hypothetical investments in order to determine the value of each participant’s deferral. Zebra accrues the deferred compensation liability in other long-term liabilities as the amount that is actually owed to the participants. Our deferred compensation liability was $3,950,000 as of December 31, 2007, and $6,803,000 as of December 31, 2006. Previously, Zebra purchased corporate-owned whole-life insurance contracts on the related employees, of which Zebra is the beneficiary. During 2007, the whole-life insurance policies were liquidated and money market investments were purchased.

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, to create greater consistency in the accounting and financial reporting of business combinations. SFAS No. 141(R) establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies to fiscal years beginning after December 15, 2008 and will generally affect acquisitions going forward.

Reclassifications. Certain amounts in the prior years’ financial statements have been reclassified to conform to the current year’s presentation.

Note 3 Stock Based Compensation

As of December 31, 2007, Zebra has two active stock option and stock purchase plans, which are described below.

On May 9, 2006, the stockholders of Zebra approved the 2006 Zebra Technologies Corporation Incentive Compensation Plan (the 2006 Plan), which included authorization for issuance of awards of 5,500,000 shares under the 2006 Plan. The 2006 Plan became effective immediately and superseded the 1997 Stock Option Plan (the 1997 Plan) and the 2002 Non-Employee Director Stock Option Plan (the 2002 Director Plan), except that the prior plans will remain in effect with respect to stock options granted under the prior plans until such options have been exercised, forfeited, cancelled, expired or otherwise terminated in accordance with the terms of such grants. The types of awards available under the 2006 Plan are incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, performance shares and units and performance-based cash bonuses. Employees, directors and consultants of Zebra and its subsidiaries are eligible to participate in the 2006 Plan. As of December 31, 2007, 4,388,371 shares were available for grant under the plan, and options for 941,748 shares were outstanding under the 2006 Plan.

The options granted under the 2006 Plan have an exercise price equal to the closing market price of Zebra’s stock on the date of grant. The options granted to employees generally vest over a four or five-year period. These options expire on the earlier of (a) ten years following the grant date, (b) immediately if the employee is terminated for cause, (c) ninety days if the employee is terminated involuntarily other than for cause, (d) thirty days if the employee voluntarily terminates his or her employment, or (e) one year if the employee’s employment terminates due to death, disability, or retirement. The Compensation Committee of the Board of Directors administers the plan.

During 2007, the following table shows the number of shares granted and the vesting schedules of the restricted stock awards that were granted under the Plan to certain executive officers, and to other managers in conjunction with recent acquisitions.

Number of shares granted	Vesting period
41,924	One third after each year of service
51,826	One half after each year of service
25,089	One third after the one year of service; remaining after two years of service.

These restricted stock awards will vest at each vesting date if the executive remains employed by Zebra throughout the applicable time period, but will vest before the end of the each vesting period in the event of death, disability, resignation for good reason, a change in control (as defined in the 2006 Plan), or termination by Zebra other than for Cause, as defined in the restricted stock agreement entered into by Zebra with each executive officer who was granted restricted stock (the Restricted Stock Agreement). The restricted stock is forfeited in certain situations specified in the Restricted Stock Agreement, including, if before the restricted stock vests, the executive’s employment is terminated by Zebra for Cause (as defined in the Restricted Stock Agreement) or if the executive resigns for other than good reason.

The 1997 Plan was superseded by the 2006 Plan. As of December 31, 2007, options for 1,901,322 shares were outstanding and exercisable under the 1997 Plan. These options expire on the earlier of (a) ten years following the grant date, (b) immediately if the employee is terminated for cause, (c) ninety days if the employee is terminated involuntarily other than for cause, (d) thirty days if the employee voluntarily terminates his or her employment, or (e) one year if the employee’s employment terminates due to death, disability, or retirement.

The 2002 Director Plan was superseded by the 2006 Plan. As of December 31, 2007, options for 186,068 shares were outstanding and exercisable under the 2002 Director Plan. Unless otherwise provided in an option agreement, options granted under the 2002 Director Plan become exercisable in five equal increments beginning on the date of the grant and continuing on each of the four anniversaries thereafter. All such options expire on the earlier of (a) ten years following the grant date, (b) the first anniversary of the termination date of the non-employee director’s directorship for any reason other than those listed in clause (c) below, or (c) the termination of the non-employee director’s directorship by Zebra’s stockholders for cause, or resignation for cause, in each case as defined in the option agreement.

The Board of Directors and stockholders adopted the 2001 Stock Purchase Plan and reserved 1,125,000 shares of Class A Common Stock for issuance under the plan. Under this plan, employees who work a minimum of 20 hours per week may elect to withhold up to 10% of their cash compensation through regular payroll deductions to purchase shares of Class A Common Stock from Zebra over a period not to exceed 12 months at a purchase price per share equal to the lesser of: (1) 85% of the fair market value of the shares as of the date of the grant, or (2) 85% of the fair market value of the shares as of the date of purchase. As of December 31, 2007, 547,044 shares have been purchased under the plan.

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

	2007	2006	2005
Expected dividend yield	0%	0%	0%
Forfeiture rate	7.69%	7.43%	0%
Volatility	34.73%	38.30%	38.44%
Risk free interest rate	4.55%	4.58%	3.74%
- Range of interest rates	4.55% - 5.03%	4.38% - 4.73%	2.36% - 4.50%
Expected weighted-average life	4.88 years	4.58 years	4.83 years
Fair value of options granted	$10,790,000	$5,802,000	$9,701,000
Weighted-average grant date fair value of options granted (per share underlying the options)	$13.72	$14.22	$17.16

The forfeiture rate is based on the historical annualized forfeiture rate, which is consistent with prior year rates. This rate includes only pre-vesting forfeitures. Volatility is based on an average of the implied volatility in the open market and the annualized volatility of Zebra’s stock prices over our entire stock history. The risk free interest rate used is the implied yield currently available from the U.S. Treasury zero-coupon yield curve over the contractual term of the options. The expected weighted-average life is based on the exercise price at the midpoint, which combines the average life of the options that have already been exercised or cancelled with the exercise life of all unexercised options. The exercise life of unexercised options assumes that the option will be exercised at the midpoint of the vesting date and the full contractual term. These assumptions are consistent with the assumptions used in prior years.

In accordance with the WhereNet acquisition agreement, we assumed the existing unvested stock options exercisable for shares of WhereNet’s common stock and made them exercisable for Zebra common stock. These new options have vesting dates that ranged from February 6, 2007 through October 23, 2010. The following table shows the weighted-average assumptions used for these grants as well as the fair value of these grants based on those assumptions:

Expected dividend yield	0%
Forfeiture rate	0%
Volatility	35.23%
Risk free interest rate	4.85%
Expected weighted-average life	4.08 years
Fair value of options granted	$4,345,000
Weighted-average grant date fair value of options granted	$32.77

In accordance with the Navis acquisition agreement, we assumed the existing unvested stock options exercisable for shares of Navis’ common stock and made them exercisable for Zebra common stock. These new options have vesting dates that ranged from February 1, 2008 through April 30, 2011. The following table shows the weighted-average assumptions used for these grants as well as the fair value of these grants based on those assumptions:

Expected dividend yield	0%
Forfeiture rate	0%
Volatility	39.52%
Risk free interest rate	3.58%
Expected weighted-average life	4.63 years
Fair value of options granted	$3,294,000
Weighted-average grant date fair value of options granted	$21.92

On August 31, 2007, Zebra announced the resignation of our Chief Executive Officer (CEO) and Chairman of the Board in conjunction with our announcement of his successor as CEO. Zebra entered into an executive transition agreement with the former CEO as of that date. The agreement specifies that his outstanding unvested options vested on that date and the option exercise period will continue for the full original maximum term unaffected by his retirement. As a result, we recorded a modification charge of approximately $1,702,000 in 2007, representing the difference in fair value of the options before and after modification.

The fair value of the employees’ purchase rights issued under the Stock Purchase Plan are estimated with the following weighted-average assumptions used for purchase rights granted. Expected lives of three months to one year have been used along with these assumptions.

	2007	2006	2005
Fair market value	$34.70	$34.79	$42.46
Option price	$29.50	$29.57	$36.09
Expected dividend yield	0%	0%	0%
Expected volatility	29%	25%	32%
Risk free interest rate	4.57%	4.54%	2.86%

Stock option activity for the years ended December 31, 2007, 2006, and 2005, was as follows:

	2007		2006		2005
Fixed Options	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	2,460,367	$34.08	2,548,484	$31.04	2,593,982	$25.37
Granted	1,069,290	32.10	408,046	43.15	565,200	48.62
Exercised	(332,563)	18.66	(375,222)	20.85	(422,586)	20.26
Forfeited	(149,724)	40.18	(103,551)	41.12	(184,087)	29.70
Canceled	(18,232)	48.71	(17,390)	46.09	(4,025)	34.51
Outstanding at end of year	3,029,138	$34.68	2,460,367	$34.08	2,548,484	$31.04
Options exercisable at end of year	1,413,352	$30.52	1,035,278	$26.49	877,068	$23.11
Intrinsic value of options exercised	$6,723,000		$8,209,000		$10,587,000

The following table summarizes information about fixed stock options outstanding at December 31, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
$ 1.29-$17.36	229,067	5.42 years	$9.49	124,228	$7.05
$ 17.36-$25.23	743,383	4.73 years	22.38	567,504	22.15
$ 25.23-$38.26	508,770	6.34 years	32.64	227,694	29.27
$ 38.26-$43.35	780,597	8.75 years	42.02	57,436	42.25
$ 43.35-$53.92	767,321	6.93 years	48.00	436,490	47.19

	3,029,138			1,413,352

	Options Outstanding	Options Exercisable
Aggregate intrinsic value	$16,297,000	$11,822,000
Weighted-average remaining contractual term	6.6 years	4.9 years

As of December 31, 2007, there was $21,509,000 of unearned compensation cost related to stock options granted under the plans. That cost is expected to be recognized over a weighted-average period of 2.8 years.

Note 4 Business Combinations

Navis, LLC. On December 14, 2007, Zebra acquired all of the outstanding stock of Navis Holdings, LLC (Navis) for $143,844,000, which is net of cash acquired and transaction costs. Headquartered in Oakland, California, Navis provides solutions to optimize the flow of goods through marine terminals and other operations managing cargo in the supply chain. The consolidated statements of earnings reflect the results of operations of Navis since the effective date of the purchase. The pro forma impact of this acquisition was not significant.

The following table (in thousands) summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition.

At December 14, 2007
Current assets	$26,658
Property and equipment	2,807
Intangible assets	58,400
Goodwill	74,809

Total assets acquired	$162,674

Current liabilities	(18,830)

Net assets acquired	$143,844

On a preliminary basis, the purchase price was allocated to identifiable tangible and intangible assets acquired and liabilities assumed based on their estimated fair values resulting in goodwill of $74,809,000. The intangible assets of $58,400,000 consist of the following (in thousands):

	Amount	Useful life
Trade names	$2,300	2 years
Customer relationships	39,000	15 years
Developed technology	17,100	6 years

The goodwill is deductible for tax purposes.

proveo AG. On July 2, 2007, Zebra acquired all of the outstanding stock of proveo AG for $15,467,000 (€11,426,000), which is net of cash acquired and transaction costs. Headquartered in Crailsheim, Germany, proveo AG provides integrated hardware and software systems that locate and track airport ground support equipment. The consolidated statements of earnings reflect the results of operations of proveo AG since the effective date of the purchase. The pro forma impact of this acquisition was not significant.

The following table (in thousands) summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition.

At July 2, 2007
Current assets	$2,062
Property and equipment	114
Intangible assets	4,176
Goodwill	11,574

Total assets acquired	$17,926

Deferred tax liability	(1,572)
Current liabilities	(887)

Net assets acquired	$15,467

On a preliminary basis, the purchase price was allocated to identifiable tangible and intangible assets acquired and liabilities assumed based on their estimated fair values resulting in goodwill of $11,574,000. The intangible assets of $4,176,000 consist of the following (in thousands):

	Amount	Useful life
Trade names	$130	1.5 years
Customer relationships	1,523	8 years
Developed technology – hardware	1,504	8 years
Developed technology – software	1,019	5 years

The transaction calls for potential payments of $5,100,000 in addition to the original payment. These payments are contingent upon revenue related to specific products for the first eighteen months after the acquisition.

The goodwill is not deductible for tax purposes.

WhereNet Corp. On January 25, 2007, Zebra acquired all of the outstanding stock of WhereNet Corp., for $127,450,000, which is net of cash acquired and transaction costs. Headquartered in Santa Clara, California, WhereNet provides integrated wireless real time locating systems (RTLS) to companies primarily in the industrial manufacturing, transportation and logistics, and aerospace and defense sectors. The consolidated statements of earnings reflect the results of operations of WhereNet since the effective date of the purchase. The pro forma impact of this acquisition was not significant.

The following table (in thousands) summarizes the adjusted fair values of the assets acquired and the liabilities assumed at the date of acquisition.

At January 25, 2007
Current assets	$9,254
Deferred tax assets, net	17,988
Property and equipment	360
Intangible assets	30,616
Goodwill	88,552

Total assets acquired	$146,770

Current liabilities	(19,320)

Net assets acquired	$127,450

The purchase price was allocated to identifiable tangible and intangible assets acquired and liabilities assumed based on their estimated fair values resulting in goodwill of $88,552,000. The future benefit of the acquired net operating loss of $28,815,000 is included in the net deferred tax assets. The intangible assets of $30,616,000 consist of the following (in thousands):

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

As part of the acquisition closing, an escrow balance of approximately $13,600,000 was established against the total purchase price of $127,450,000. On January 24, 2008, Zebra filed a claim against the sellers of WhereNet for the entire escrow balance. If Zebra is successful in recovering some or all of the escrow balance, the amount recovered will be recorded as an adjustment to goodwill. In addition, during the fourth quarter of 2007, we recorded a reserve of $5,074,000 for the estimated additional liability as of the acquisition date. This reserve was treated as an adjustment to purchase price and resulted in an increase to goodwill.

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

The purchase price was allocated to identifiable tangible assets and intangible assets acquired and liabilities assumed based on their estimated fair values resulting in goodwill of $1,557,000. The intangible assets of $1,242,000 consist of the following (in thousands):

	Amount	Useful life
Developed technology	$830	5 years
Backlog	42	4 months
Customer relationships	310	6 years
Trade name	60	2.5 years

The goodwill is not deductible for tax purposes.

Note 5 Stockholders’ Equity

Share count and par value data related to stockholders’ equity are as follows:

	December 31, 2007	December 31, 2006
Preferred Stock
Par value per share	$0.01	$0.01
Shares authorized	10,000,000	10,000,000
Shares outstanding	—	—
Common Stock—Class A
Par value per share	$0.01	$0.01
Shares authorized	150,000,000	150,000,000
Shares issued	72,151,857	72,151,857
Shares outstanding	66,370,248	68,830,029
Treasury stock
Shares held	5,781,609	3,321,828

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

Note 6 Earnings Per Share

For the years ended December 31, 2007, 2006, and 2005, earnings per share before cumulative effect of the accounting change were computed as follows (in thousands, except per-share amounts):

	Year Ended December 31,
	2007	2006	2005
Basic earnings per share:
Income before cumulative effect of accounting change	$110,113	$69,627	$106,184
Weighted average common shares outstanding	68,463	70,516	71,364
Per share amount	$1.61	$0.99	$1.49
Diluted earnings per share:
Income before cumulative effect of accounting change	$110,113	$69,627	$106,184
Weighted average common shares outstanding	68,463	70,516	71,364
Add: Effect of dilutive securities – stock options	445	440	636

Diluted weighted average and equivalent shares outstanding	68,908	70,956	72,000
Per share amount	$1.60	$0.98	$1.47

For the years ended December 31, 2007, 2006, and 2005, earnings per share after the cumulative effect of the accounting change were computed as follows (in thousands, except per-share amounts):

	Year Ended December 31,
	2007	2006	2005
Basic earnings per share:
Net income	$110,113	$70,946	$106,184
Weighted average common shares outstanding	68,463	70,516	71,364
Per share amount	$1.61	$1.01	$1.49
Diluted earnings per share:
Net income	$110,113	$70,946	$106,184
Weighted average common shares outstanding	68,463	70,516	71,364
Add: Effect of dilutive securities – stock options	445	440	636

Diluted weighted average and equivalent shares outstanding	68,908	70,956	72,000
Per share amount	$1.60	$1.00	$1.47

The potentially dilutive securities that were excluded from the earnings per share calculation consist of stock options with an exercise price greater than the average market price of the Class A Common Stock. These options were as follows:

	Year Ended December 31,
	2007	2006	2005
Potentially dilutive shares	1,561,918	1,140,689	804,490

Note 7 Investments and Marketable Securities

We classify our investments in marketable debt securities as available-for-sale in accordance with the classifications defined in SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. As of December 31, 2007, all of our investments in marketable debt securities with maturities greater than one year are classified as long-term in the balance sheet due to our ability to hold them until maturity.

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

All investments in marketable debt securities except the partnership interests are classified as available-for-sale securities. We account for the partnership interests using the cost method until our ownership percentage reaches 5% of the total partnership portfolio value, because at that point we begin using the equity method to account for the partnership interest. As of December 31, 2007, we are in the process of liquidating all of our interests in these partnerships. This liquidation will be complete by June 2008. As a result of these liquidations, we recorded investment income of $9,246,000 related to gains on the liquidations of the partnerships during 2007. No other gains or losses on trading securities were recorded in investment income.

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and aggregate fair value of investment securities at December 31, 2007, were as follows (in thousands):

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Available-for-sale:
U.S. government and agency securities	$31,989	$56	$(505)	$31,540
State and municipal bonds	194,350	899	(289)	194,960
Corporate bonds	3,020	—	(20)	3,000
Other	38	—	—	38

	229,397	$955	$(814)	$229,538

Partnership interests using cost method *	10,933	—	—	10,933

	$240,330	$955	$(814)	$240,471

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and aggregate fair value of investment securities at December 31, 2006, were as follows (in thousands):

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Available-for-sale:
U.S. government and agency securities	$96,885	$2	$(730)	$96,157
State and municipal bonds	373,998	364	(1,193)	373,169
Corporate bonds	8,199	—	(84)	8,115
Other	1,017	—	—	1,017

	480,099	$366	$(2,007)	$478,458

Partnership interests using cost method *	28,653	—	—	28,653
Partnership interests using equity method	10,000	1,064	—	11,064

	$518,752	$1,430	$(2,007)	$518,175

*	Amounts are at original cost rather than fair value due to the use of the cost method of accounting.

Changes in unrealized gains and losses on available-for-sale securities are included in these financial statements as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005
Changes in unrealized gains and losses on available-for-sale securities, net of tax, recorded in accumulated other comprehensive income	$1,111	$(1,672)	$444

The following table shows the number, aggregate market value and unrealized losses (in thousands) of investments with market values that were less than amortized cost as of December 31, 2007. These lower market values are caused by short-term fluctuations in interest rates and are not a reflection of the credit worthiness of the issuer. Market values are expected to recover to the amortized cost prior to maturity.

	Unrealized Loss < 12 months			Unrealized Loss > 12 months
	Number of investments	Aggregate Market Value	Unrealized Losses	Number of investments	Aggregate Market Value	Unrealized Losses
Government securities	3	$7,561	$(102)	21	$13,599	$(403)
State and municipal bonds	5	8,406	(3)	27	30,986	(286)
Corporate bonds	1	3,000	(20)	—	—	—

Total	9	$18,967	$(125)	48	$44,585	$(689)

As of December 31, 2006, the number, aggregate market value and unrealized losses (in thousands) of investments with market values that were less than amortized cost were:

	Unrealized Loss < 12 months			Unrealized Loss > 12 months
	Number of investments	Aggregate Market Value	Unrealized Losses	Number of investments	Aggregate Market Value	Unrealized Losses
Government securities	1	$5,954	$(4)	25	$24,111	$(726)
State and municipal bonds	50	101,851	(396)	84	136,752	(797)
Corporate bonds	2	6,034	(61)	1	1,977	(23)

Total	53	$113,839	$(461)	110	$162,840	$(1,546)

Zebra is a limited partner in three non-registered partnerships. The partnerships seek to provide returns to its partners by making strategic investments in a diversified portfolio of investment funds. Zebra’s investment as a limited partner allows it to have liability protection limited to the amount of its investments in the funds. During 2007, we began liquidating all of our interests in these partnerships. This liquidation is expected to be completed by June 2008. At December 31, 2007, we had requested the liquidation of $21,925,000 of these funds. The funds had not been received at year end and are, therefore, included in prepaid expenses and other current assets on the consolidated balance sheet.

The contractual maturities of debt securities at December 31, 2007, were as follows (in thousands):

Fair Value
Due within one year	$87,505
Due after one year through five years	108,228
Due after five year through ten years	8,000
Due after ten years	25,805

$229,538

Using the specific identification method, the proceeds and realized gains on the sales of available-for-sale securities were as follows (in thousands):

	2007	2006	2005
Proceeds	$343,647	$337,671	$359,711
Realized gains	594	215	364
Realized losses	(781)	(1,385)	(2,060)
Net realized gains/(losses) included in other comprehensive income as of the end of the prior year	(392)	(1,041)	(1,544)

Note 8 Related - Party Transactions

Prior to August 2007, Zebra leased a building from Unique Building Corporation (Unique), an entity controlled by certain officers and stockholders of Zebra. On August 1, 2007, the building was sold to an unrelated party. Lease payments made to Unique under the lease were recorded as a component of all functional areas and were included in the consolidated financial statements as follows (in thousands):

Unique Operating Lease
2007	$1,358
2006	2,336
2005	2,336

Note 9 Inventories

The components of inventories, net of allowances, are as follows (in thousands):

	December 31,
	2007	2006
Raw material	$46,572	$49,172
Work in process	2,124	1,014
Finished goods	36,342	31,004
Total inventories	$85,038	$81,190

Inventory reserves (included in above numbers)	$8,999	$9,866

Note 10 Property and Equipment

Property and equipment, which includes assets under capital leases, is comprised of the following (in thousands):

	December 31,
	2007	2006
Buildings	$15,336	$14,760
Land	1,910	1,910
Machinery, equipment and tooling	68,571	59,915
Furniture and office equipment	8,519	7,669
Computers and software	56,453	51,650
Automobiles	50	14
Leasehold improvements	10,220	8,345
Projects in progress	11,729	6,659

	172,788	150,922
Less accumulated depreciation and amortization	(105,102)	(93,491)

Net property and equipment	$67,686	$57,431

Other items related to property and equipment are as follows:

	December 31,
	2007	2006
Unamortized computer software costs	$10,402	$11,755

	Year Ended December 31,
	2007	2006	2005
Amortization of capitalized software	$4,447	$3,600	$2,938
Total depreciation expense charged to income	15,774	12,434	10,763

Note 11 Income Taxes

On January 1, 2007, we adopted Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. According to FIN No. 48, we identified, evaluated, and measured the amount of income tax benefits to be recognized for all of our income tax positions. The net income tax balances recognized under FIN No. 48 did not differ from the net balances recognized before adoption, and, therefore, we did not record an adjustment related to the adoption of FIN No. 48. Zebra did not have any unrecognized tax benefits as of December 31, 2007 or December 31, 2006.

Zebra has concluded all U.S. federal income tax audits for years through 2004. The tax years 2004 through 2007 remain open to examination by multiple state taxing jurisdictions.

Zebra’s continuing practice is to recognize interest and/or penalties related to income tax matters as part of income tax expense. For the year ended December 31, 2007, we did not accrue any interest or penalties into income tax expense.

The resulting effective income tax rate for the full year was 34.2% for 2007, compared with 31.5% for 2006.

The geographical sources of income before income taxes and cumulative effect of accounting change were as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005
United States	$142,903	$86,609	$133,922
Outside United States	24,472	15,033	26,360

Total	$167,375	$101,642	$160,282

Zebra’s intention is to permanently reinvest the undistributed earnings of all of our foreign subsidiaries in accordance with APB Opinion No. 23, Accounting for Income Taxes – Special Areas. Accordingly, we have not provided for deferred U.S. income taxes on undistributed earnings of foreign subsidiaries, which totaled approximately $49,200,000 at December 31, 2007 and $37,400,000 at December 31, 2006. Should such earnings be remitted to Zebra, foreign tax credits would be available to substantially offset the U.S. income taxes due upon repatriation.

The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2007	2006	2005
Current:
Federal	$44,737	$29,376	$42,146
State	5,391	2,804	4,706
Foreign	8,399	4,560	8,070
Deferred:
Federal	(1,458)	(3,748)	(766)
State	193	(283)	(58)

Total	$57,262	$32,709	$54,098

The provision for income taxes differs from the amount computed by applying the U.S. statutory Federal income tax rate of 35% to income before income taxes. The reconciliation of statutory and effective income taxes is presented below (in thousands):

	Year Ended December 31,
	2007	2006	2005
Provision computed at statutory rate	$58,582	$36,279	$56,099
State income tax (net of Federal tax benefit)	3,636	1,412	2,816
Tax-exempt interest income	(4,173)	(4,378)	(3,301)
Acquired in-process technology	649	—	—
Tax benefit of exempt foreign trade income	—	(1,365)	(1,575)
Domestic manufacturing deduction	(1,470)	(665)	(735)
Research and experimental credit	(400)	(350)	(350)
Other	438	1,776	1,144

Provision for income taxes	$57,262	$32,709	$54,098

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

Tax effects of temporary differences that give rise to deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2007	2006
Deferred tax assets:
Deferred rent-building	$311	$240
Accrued vacation	1,541	1,369
Deferred compensation	2,879	2,503
Inventory items	4,249	4,636
Allowance for doubtful accounts and other receivables	4,053	4,057
Other accruals	5,255	5,217
FAS 123(R) stock option expense	10,111	6,675
Unrealized loss on securities – FAS 115	—	617
Recognized tax gain on partnership interests	4,188	3,863
Unrealized loss on hedges	3,275	341
Net operating carryforward acquired	25,093	—

Total deferred tax assets	60,955	29,518
Deferred tax liabilities:
Unrealized gain on hedges	(53)	—
Acquisition related items	—	(182)
Depreciation and amortization	(17,723)	(7,955)

Total deferred tax liabilities	(17,776)	(8,137)

Net deferred tax assets	$43,179	$21,381

Included in the deferred tax assets that resulted from the WhereNet acquisition were federal and state net operating losses. As of December 31, 2007, we had approximately $63,100,000 of federal net operating loss carryforwards available to offset future taxable income which begin to expire in the year 2012. As of December 31, 2007, we also had approximately $24,500,000 of state net operating loss carryforwards which begin to expire in the year 2012. Under the United States Tax Reform Act of 1986, the amounts of and benefits from net operating loss carryforwards may be impaired or limited in certain circumstances, including significant changes in ownership interests.

Note 12 Goodwill and Other Intangible Asset Data

Intangible asset data are as follows (in thousands):

	December 31, 2007		December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Current technology	$51,700	$(13,526)	$15,481	$(9,566)
Patent and patent rights	31,697	(6,468)	28,247	(2,645)
Customer relationships	60,685	(4,664)	3,798	(1,290)

Total	$144,082	$(24,658)	$47,526	$(13,501)

Unamortized intangible assets
Goodwill	$246,510		$70,714
Aggregate amortization expense
For the year ended December 31, 2006			$3,653
For the year ended December 31, 2007	$11,128
Estimated amortization expense
For the year ended December 31, 2008	17,248
For the year ended December 31, 2009	16,868
For the year ended December 31, 2010	15,000
For the year ended December 31, 2011	14,652
For the year ended December 31, 2012	13,758
Thereafter	41,898

During 2007, we acquired intangible assets in the amount of $4,800,000 for customer relationships, current technology, patents and patent rights. These intangible assets have an estimated useful life of 7 to 10 years.

During 2007, goodwill increased by $175,796,000 due primarily to the acquisitions of WhereNet Corp., proveo AG and Navis Holdings, LLC. See Note 4 for further information. The remaining difference is due to foreign currency translations of the Swecoin and proveo AG goodwill.

Note 13 Other Assets

Other assets consist of the following (in thousands):

	December 31,
	2007	2006
Money market investments/cash value of life insurance policies related to the deferred compensation plan (See Note 18)	$2,795	$5,888
Long-term equity securities	270	100
Deposits	1,549	507
Other long-term assets	4,772	4,625

Total	$9,386	$11,120

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

Company contributions to these plans, which were charged to operations, approximated the following (in thousands):

	Year Ended December 31,
	2007	2006	2005
401(k)	$2,672	$2,030	$1,874
Profit sharing	1,599	1,628	1,775

Total	$4,271	$3,658	$3,649

Percentage of eligible payroll contributed for profit sharing plan	1.8%	1.8%	2.4%

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

Hedging of Net Assets

We use forward contracts and options to manage exposure related to our pound and euro denominated net assets. We record gains and losses on these contracts and options in income each quarter along with the transaction gains and losses related to our net euro asset position. Summary financial information related to these activities follows (in thousands):

	Year ended December 31,
	2007	2006	2005
Change in gains and losses from foreign exchange derivatives	$(3,788)	$(73)	$883
Gain on net foreign currency assets	4,311	(562)	403

Net foreign exchange gain/(loss)	$523	$(635)	$1,286

	December 31, 2007	December 31, 2006	December 31, 2005
Notional balance of outstanding contracts:
Pound	£3,000	£2,660	£3,289
Euro	€14,000	€17,000	€25,000
Euro/Pound	€20,500	€22,000	€16,000
Net fair value of outstanding contracts	$(104)	$(172)	$553

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

	December 31, 2007	December 31, 2006
Net unrealized losses deferred in accumulated other comprehensive income:
Gross	$(9,252)	$(906)
Income tax benefit	(3,482)	(341)

Net	$(5,770)	$(565)

Notional balance of outstanding contracts	€108,500	€44,075
Hedge effectiveness	100%	100%

	Year ended December 31,
	2007	2006	2005
Net gain and (losses) included in revenue	$(3,060)	$(873)	$1,617

The above year-to-date gains and losses are the net pretax gains and losses released from other comprehensive income into earnings during these years. We expect to release pretax losses in the amount of $9,252,000 from other comprehensive income into earnings during 2008 along with gains and losses on similar contracts entered into early in 2008. Currently, the initial duration of our forecasted sales hedge contracts is twelve months. Effectiveness testing is performed on each contract monthly. We have not experienced any gains or losses due to ineffectiveness. If we were to experience such gains or losses, we would record them as a foreign exchange gain or loss. If we were to cancel or net settle a hedge designated as a cash flow hedge prior to the scheduled settlement date, we would recognize the gain or loss on that settlement immediately as a foreign exchange gain or loss.

Note 16 Commitments and Contingencies

Leases. Minimum future obligations under all non-cancelable operating leases as of December 31, 2007 are as follows (in thousands):

Operating Leases
2008	9,360
2009	7,821
2010	4,999
2011	4,568
2012	3,905
Thereafter	8,291
Total minimum lease payments	$38,944

Rent expense for operating leases charged to operations was as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005
Rent expense	$10,675	$9,011	$7,822

The operating lease information includes a variety of properties around the world. These properties are used as manufacturing facilities, distribution centers and sales offices. Lease terms range from three months to 25 years with breaking periods specified in the lease agreements.

Letters of credit. In connection with various customer contracts, Zebra has entered into two letter of credit agreements with a bank. The contingent liability of Zebra under these agreements as of December 31, 2007 is $652,000.

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

Printherm filed bankruptcy proceedings on August 30, 2004, and the Commercial Court ordered its liquidation on November 30, 2004. The case was put on hold until the Court appointed liquidator filed a submission in August 2005, which started the proceedings again. ZTF filed its answer on November 19, 2005, in anticipation of a Court-ordered December 19, 2005, hearing date. In response to a request by Printherm’s liquidator, the Court postponed the hearing date so as to provide time for Printherm to respond to ZTF’s answer. The hearing has not been scheduled. We have applied to the Court for dismissal of the case. The Court has not yet ruled on our application for dismissal.

As discussed in Note 4, as part of the closing of the WhereNet acquisition, an escrow balance of approximately $13,600,000 was established against the total purchase price of $127,450,000. On January 24, 2008, Zebra filed a claim against the sellers of WhereNet for the entire escrow balance. If Zebra is successful in recovering some or all of the escrow balance, the amount recovered will be recorded as an adjustment to goodwill. In addition, during the fourth quarter of 2007, we recorded a reserve of $5,074,000 for the estimated additional liability as of the acquisition date. This reserve was treated as an adjustment to purchase price and resulted in an increase to goodwill.

Note 17 Segment Data and Export Sales

Zebra is organized with three internal business units, bar code printers, card printers and enterprise solutions. The bar code and card printer business units have similar economic characteristics, products and services, production processes, types of customers, distribution methods, and regulatory environments. Additionally, there are significant shared services supporting these two business units. During 2007, the enterprise solutions business unit has not been separately disclosed due to materiality. Accordingly, we have aggregated our internal business units and have treated them as one reportable segment as permitted by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.

Information regarding Zebra’s operations by geographic area is contained in the following table. These amounts (in thousands) are reported in the geographic area of the destination of the final sale. We manage our business based on these regions rather than by individual countries.

	North America	Europe, Middle East & Africa	Latin America	Asia	Total
2007
Net sales	$416,093	$320,225	$60,090	$71,871	$868,279
Long-lived assets	58,646	7,699	401	940	67,686

2006
Net sales	$379,820	$264,711	$53,619	$61,374	$759,524
Long-lived assets	50,077	6,637	22	695	57,431

2005
Net sales	$362,054	$233,306	$46,878	$60,033	$702,271
Long-lived assets	43,448	5,917	7	271	49,643

Net sales by major product category are as follows (in thousands):

	Hardware	Supplies	Service and Software	Shipping and Handling	Cash Flow Hedging Activities	Total
2007	$660,034	$161,678	$42,801	$6,826	$(3,060)	$868,279
2006	578,002	150,709	25,664	6,022	(873)	759,524
2005	540,679	129,183	25,217	5,575	1,617	702,271

Note 18 Deferred Compensation Plan

Zebra offers a deferred compensation plan that permits directors and executive management employees to defer portions of their compensation and to select a method of investing these funds. The salaries that have been deferred since the plan’s inception have been accrued and the only expense, other than salaries, related to this plan is the gain or loss from the changes to the deferred compensation liability, which is charged to compensation expense. To fund this plan, Zebra purchases money market investments. Previously, Zebra purchased corporate-owned whole-life insurance contracts on the related employees, of which Zebra is the beneficiary. During 2007, the whole-life insurance policies were liquidated and money market investments were purchased. The following table shows the income, asset and liability amounts related to this plan (in thousands):

	Year ended December 31,
	2007	2006	2005
Gain on cash surrender value of life insurance policies/money market interest included in investment income	$516	$584	$263

	December 31, 2007	December 31, 2006
Deferred compensation liability included in other long-term liability	$3,950	$6,803
Money market investments/cash surrender value included in other assets	2,795	5,888

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

•	Unrealized gains (losses) on investments classified as available-for-sale are deferred from income statement recognition. See Note 7 for more details.

The components of other comprehensive income included in the Consolidated Statements of Comprehensive Income are as follows (in thousands):

	Year ended December 31,
	2007	2006	2005
Foreign currency translation adjustments	$2,277	$7,295	$(6,407)

Changes in unrealized gains and (losses) on hedging transactions:
Gross	$(8,346)	$(1,905)	$3,230
Income tax (benefit)	(3,141)	(717)	1,157

Net	$(5,205)	$(1,188)	$2,073

Changes in unrealized holding gains and (losses) on investments classified as available-for-sale:
Gross	$1,782	$(2,682)	$726
Income tax (benefit)	671	(1,010)	282

Net	$1,111	$(1,672)	$444

The components of accumulated other comprehensive income (loss) included in the Consolidated Balance Sheets are as follows (in thousands):

	As of
	December 31, 2007	December 31, 2006
Foreign currency translation adjustments	$10,677	$8,400

Unrealized gains and (losses) on foreign currency hedging activities:
Gross	$(9,252)	$(906)
Income tax (benefit)	(3,482)	(341)

Net	$(5,770)	$(565)

Unrealized gains and (losses) on investments classified as available-for-sale:
Gross	$141	$(1,641)
Income tax (benefit)	53	(618)

Net	$88	$(1,023)

Note 20 Major Customers

ScanSource, Inc. is our most significant customer. Our net sales to ScanSource, Inc., an international distributor of Zebra products related to automatic identification, telephony and security, as a percentage of total net sales, were as follows:

	Year ended December 31,
	2007	2006	2005
ScanSource	16.5	17.1	15.6

No other customer accounted for 10% or more of total net sales during these years.

Note 21 Subsequent Event

On February 6, 2008, Zebra announced plans to establish regional distribution and configuration centers, consolidate our supplier base, and transfer final assembly of thermal printers to Jabil Circuit, a global third-party electronics manufacturer. These actions are intended to optimize our global printer product supply chain by improving responsiveness to customer needs and increasing Zebra’s flexibility to meet emerging business opportunities.

The transfer of final printer assembly operations from Zebra’s plants in California and Illinois to Jabil’s facility in HuangPu, China, will occur during the next 18 to 24 months. During this period, we estimate that 650 production-related positions will be eliminated. We will continue to maintain operations in California and Illinois, including engineering design centers, product management, sales, marketing and administration.

This supply chain optimization plan will result in estimated total costs and charges of $24-$26 million for severance, professional services and other associated non-recurring costs. Of these charges, Zebra expects to incur approximately $18 million in 2008, with the remaining amount occurring in 2009. The recovery of these costs and expected financial benefits are expected to begin to accrue in 2009.

Note 22 Quarterly Results of Operations (unaudited)

(Amounts in thousands, except per share data)

2007	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$208,576	$208,912	$217,218	$233,573
Cost of sales	108,786	109,510	112,590	120,275

Gross profit	99,790	99,402	104,628	113,298

Selling and marketing	28,164	29,069	29,080	35,683
Research and engineering	14,185	13,869	13,904	15,642
General and administrative	17,933	19,875	21,694	21,854
Amortization of intangibles	2,323	2,620	2,928	3,257
Acquired in-process technology	1,853	—	—	—

Total operating expenses	64,458	65,433	67,606	76,436

Operating income	35,332	33,969	37,022	36,862

Investment income	5,304	5,724	4,393	8,545
Interest expense	(10)	(10)	(73)	49
Foreign exchange gain (loss)	175	(182)	(23)	553
Other, net	86	(366)	(157)	182

Total other income	5,555	5,166	4,140	9,329

Income before taxes	40,887	39,135	41,162	46,191
Income taxes	14,171	13,502	14,201	15,388

Net income	$26,716	$25,633	$26,961	$30,803

Basic earnings per share	$0.39	$0.37	$0.39	$0.46
Diluted earnings per share	$0.39	$0.37	$0.39	$0.45

2006	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$175,814	$187,421	$186,386	$209,903
Cost of sales	93,116	97,895	98,600	111,493

Gross profit	82,698	89,526	87,786	98,410

Selling and marketing	22,109	23,510	23,467	27,702
Research and engineering	12,035	12,382	11,774	12,768
General and administrative	14,649	15,081	14,642	18,284
Amortization of intangibles	747	723	789	1,394
Litigation settlement	—	—	53,392	—
Insurance receivable write-off	—	—	—	12,543

Total operating expenses	49,540	51,696	104,064	72,691

Operating income (loss)	33,158	37,830	(16,278)	25,719

Investment income	5,207	4,987	6,008	6,980
Interest expense	(218)	(13)	(5)	(16)
Foreign exchange gain (loss)	110	(380)	457	(822)
Other, net	(448)	(177)	(287)	(170)

Total other income	4,651	4,417	6,173	5,972

Income (loss) before taxes and cumulative effect of accounting change	37,809	42,247	(10,105)	31,691
Income taxes	13,037	14,575	(5,842)	10,245

Income (loss) before cumulative effect of accounting change	24,772	27,672	(4,263)	21,446
Cumulative effect of accounting change (net of tax of $694)	1,319	—	—	—

Net income (loss)	$26,091	$27,672	$(4,263)	$21,446

Basic earnings (loss) per share before cumulative effect of accounting change	$0.35	$0.39	$(0.06)	$0.31
Diluted earnings (loss) per share before cumulative effect of accounting change	$0.35	$0.39	$(0.06)	$0.30
Basic earnings (loss) per share	$0.37	$0.39	$(0.06)	$0.31
Diluted earnings (loss) per share	$0.37	$0.39	$(0.06)	$0.30

ZEBRA TECHNOLOGIES CORPORATION

Schedule II

Valuation and Qualifying Accounts

(Amounts in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions / (Recoveries)	Balance at End of Period
Valuation account for accounts receivable:
Year ended December 31, 2007	$3,549	$330	$(1,196)	$5,075
Year ended December 31, 2006	1,116	2,856	423	3,549
Year ended December 31, 2005	1,561	(396)	49	1,116

Valuation accounts for inventories:
Year ended December 31, 2007	$9,866	$8,800	$9,667	$8,999
Year ended December 31, 2006	7,598	8,951	6,683	9,866
Year ended December 31, 2005	8,037	4,064	4,503	7,598

See accompanying report of independent registered public accounting firm.

Index to Exhibits

2.1	(1)	Agreement and Plan of Merger between the Company, Waldo Acquisition Corp., WhereNet Corp. and Crosspoint Venture Partners 1996, LLP, dated as of January 11, 2007.
2.2	(2)	Agreement and Plan of Merger between the Company, Nero Acquisition LLC, Navis Holdings, LLC and Navis Corporation, dated October 15, 2007.
3.1(i)	(3)	Certificate of Incorporation of the Company, as amended.
3.1(ii)	(4)	Amended and Restated By-laws of Zebra Technologies Corporation, as amended.
4.0	(5)	Specimen stock certificate representing Class A Common Stock.
4.1	(6)	Rights Agreement between the Company and Mellon Investor Services, as Rights Agent.
10.1	(7)	1997 Stock Option Plan. +
10.2	(8)	First Amendment to the 1997 Stock Option Plan. +
10.3	(8)	Second Amendment to the 1997 Stock Option Plan. +
10.4	(9)	Third Amendment to the 1997 Stock Option Plan. +
10.5	(10)	Amendment No. Four to the 1997 Stock Option Plan. +
10.6	(5)	Form of Indemnification Agreement between the Company and each of its directors.
10.7	(5)	Lease between the Company and Unique Building Corporation for the Company’s facility in Vernon Hills, Illinois, as amended.
10.8	(7)	Directors’ 1997 Stock Option Plan.+
10.9	(3)	Amendment to the lease between the Company and Unique Building Corporation for the Company’s facility in Vernon Hills, Illinois, dated April 1, 1993.
10.10	(3)	Amendment to the lease between the Company and Unique Building Corporation for the Company’s facility in Vernon Hills, Illinois, dated December 1, 1994.
10.11	(11)	Amendment to the lease between the Company and Unique Building Corporation for the Company’s facility in Vernon Hills, Illinois, dated June 1, 1996.
10.12	(11)	Amendment to the lease between the Company and Unique Building Corporation for the Company’s facility in Vernon Hills, Illinois, dated June 2, 1996.
10.13	(12)	Amendment to the lease between the Company and Unique Building Corporation for the Company’s facility in Vernon Hills, Illinois, dated as of July 1, 1999.
10.14	(13)	2002 Non-Employee Director Stock Option Plan. +
10.15	(13)	Amendment No. 1 to the 2002 Non-Employee Director Stock Option Plan. +
10.16	(14)	2005 Executive Deferred Compensation Plan. +
10.17	(15)	First Amendment to the Zebra Technologies Corporation 2005 Executive Deferred Compensation Plan, dated as of March 19, 2007. +
10.18	(16)	Employment Agreement between the Company and Anders Gustafsson dated August 23, 2007. +
10.19	(16)	Non-Qualified Stock Option Agreement between the Company and Anders Gustafsson, dated September 4, 2007. +
10.20	(16)	LTI Restricted Stock Agreement between the Company and Anders Gustafsson, dated September 4, 2007. +
10.21	(16)	LTI Non-Qualified Stock Option Agreement between the Company and Anders Gustafsson, dated September 4, 2007. +
10.22	(16)	Letter agreement by and between the Company and Edward L. Kaplan dated August 31, 2007. +
10.23	(17)	Employment Agreement between the Company and Charles R. Whitchurch, dated November 16, 2007. +
10.24	(17)	Employment Agreement between the Company and Veraje Anjargolian, dated November 16, 2007. +
10.25	(17)	Employment Agreement between the Company and Phil Gerskovich, dated November 16, 2007. +
10.26	(17)	First Amendment to Employment Agreement, between the Company and Anders Gustafsson, dated November 16, 2007. +
10.27	(18)	Employment Agreement between the Company and Hugh K. Gagnier dated December 12, 2007. +
10.28	(8)	Form of Stock Option Agreement under the Zebra Technologies Corporation 1997 Stock Option Plan with respect to awards granted prior to February 6, 2006. +
10.29	(13)	Form of Non-Qualified Stock Option Agreement under the Zebra Technologies Corporation 2002 Non-Employee Director Stock Option Plan, with respect to awards granted prior to February 8, 2006. +
10.30	(19)	Form of Stock Option Agreement under the Company’s 1997 Stock Option Plan, with respect to awards granted on or after February 6, 2006. +
10.31	(19)	Form of Non-Qualified Stock Option Agreement under the Company’s 2002 Non-Employee Director Stock Option Plan, with respect to awards granted on or after February 8, 2006. +

10.32	(20)	Form of Non-Qualified Stock Option Agreement under the Company’s 2006 Incentive Compensation Plan, with respect to awards granted prior to February 8, 2006. +
10.33	(21)	Form of Non-Qualified Stock Option Agreement under the Company’s 2006 Incentive Compensation Plan, with respect to awards granted on or after April 25, 2007. +
10.34	(20)	Form of Restricted Stock Agreement under the Company’s 2006 Incentive Compensation Plan for retention grants to executive officers other than Messrs. Kaplan and Cless. +
10.35	(22)	Settlement Agreement with Paxar Americas, Inc., dated September 14, 2006.
10.36	(23)	2006 Incentive Compensation Plan. +
10.37	(24)	WhereNet Corp. 1997 Stock Option Plan. +
10.38	(24)	First Amendment to the WhereNet Corp. 1997 Stock Option Plan. +
10.39	(25)	Amended and Restated Navis Holdings, LLC 2000 Option Plan. +
10.40	(21)	2007 Management Bonus Plan. +
21.1		Subsidiaries of the Company.
23.1		Consent of Ernst & Young LLP, independent registered public accounting firm.
31.1		Certification pursuant to Rule 13a-14(a)/15d-14(a).
31.2		Certification pursuant to Rule 13a-14(a)/15d-14(a).
32.1		Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Quarterly Report on Form 10-Q filed on May 4, 2007, and incorporated herein by reference.
(2)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Current Report on Form 8-K filed on December 17, 2007, and incorporated herein by reference.
(3)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Annual Report on Form 10-K filed on March 1, 2007, and incorporated herein by reference.
(4)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Current Report on Form 8-K filed on February 7, 2008, and incorporated herein by reference.
(5)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Registration Statement on Form S-1, as amended, File No. 33-41576, and incorporated herein by reference.
(6)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Form 10-Q for the quarterly period ended March 30, 2002, and incorporated herein by reference.
(7)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, and incorporated herein by reference.
(8)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Registration Statement on Form S-8, File No. 333-63009, and incorporated herein by reference.
(9)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Registration Statement on Form S-8, File No. 333-84512, and incorporated herein by reference.
(10)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Form 10-Q for the quarterly period ended September 28, 2002, and incorporated herein by reference.
(11)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996, and incorporated herein by reference.
(12)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Form 10-Q for the quarterly period ended April 1, 2000, and incorporated herein by reference.
(13)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Form 10-Q for the quarterly period ended June 29, 2002, and incorporated herein by reference.
(14)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Current Report on Form 8-K filed on February 9, 2005, and incorporated herein by reference.
(15)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Current Report on Form 8-K filed on April 23, 2007, and incorporated herein by reference.
(16)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Current Report on Form 8-K filed on September 4, 2007, and incorporated herein by reference.

(17)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Current Report on Form 8-K filed on November 21, 2007, and incorporated herein by reference.
(18)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Current Report on Form 8-K filed on December 17, 2007, and incorporated herein by reference.
(19)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Current Report on Form 8-K filed on February 10, 2006, and incorporated herein by reference.
(20)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Current Report on Form 8-K filed on October 26, 2006, and incorporated herein by reference.
(21)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Current Report on Form 8-K filed on May 1, 2007, and incorporated herein by reference.
(22)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Current Report on Form 8-K filed on September 19, 2006, and incorporated herein by reference.
(23)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Current Report on Form 8-K filed on May 15, 2006, and incorporated herein by reference.
(24)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Registration Statement on Form S-8 filed on January 25, 2007, File No. 333-140207, and incorporated herein by reference.
(25)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Registration Statement on Form S-8 filed on December 19, 2007, File No. 333-148183, and incorporated herein by reference.
+	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.