Form 10-Q
period 2008-03-29
ZEBRA TECHNOLOGIES CORP/DE
filed 2008-04-30
CIK 877212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒

As of April 25, 2008, there were the following shares outstanding:

Class A Common Stock, $.01 par value 65,013,638

ZEBRA TECHNOLOGIES CORPORATION

QUARTER ENDED MARCH 29, 2008

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	March 29, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$56,814	$38,211
Restricted cash	2,738	2,497
Investments and marketable securities	97,407	98,438
Accounts receivable, net	171,862	150,775
Inventories, net	89,443	85,038
Deferred income taxes	14,483	14,772
Prepaid expenses and other current assets	10,776	31,101

Total current assets	443,523	420,832

Property and equipment at cost, less accumulated depreciation and amortization	69,716	67,686
Long-term deferred income taxes	31,990	28,407
Goodwill	247,670	246,510
Other intangibles, net	115,287	119,424
Long-term investments and marketable securities	149,325	142,033
Other assets	9,095	9,386

Total assets	$1,066,606	$1,034,278

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$47,119	$42,351
Accrued liabilities	85,229	69,437
Deferred revenue	11,111	9,633
Income taxes payable	13,300	751

Total current liabilities	156,759	122,172
Deferred rent	1,011	961
Other long-term liabilities	9,681	8,452

Total liabilities	167,451	131,585

Stockholders’ equity:
Preferred Stock	—	—
Class A Common Stock	722	722
Additional paid-in capital	143,457	141,522
Treasury stock	(236,722)	(205,058)
Retained earnings	988,156	960,512
Accumulated other comprehensive income	3,542	4,995

Total stockholders’ equity	899,155	902,693

Total liabilities and stockholders’ equity	$1,066,606	$1,034,278

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 29, 2008	March 31, 2007
Net sales	$246,277	$208,576
Cost of sales	123,480	108,786

Gross profit	122,797	99,790
Operating expenses:
Selling and marketing	30,861	28,164
Research and development	19,789	14,185
General and administrative	25,045	17,932
Amortization of intangible assets	4,514	2,323
Exit costs	3,234	—
Acquired in-process research and development	—	1,853

Total operating expenses	83,443	64,457

Operating income	39,354	35,333

Other income (expense):
Investment income	2,405	5,304
Foreign exchange gains	700	175
Other, net	(254)	76

Total other income	2,851	5,555

Income before income taxes	42,205	40,888
Income taxes	14,561	14,172

Net income	$27,644	$26,716

Basic earnings per share	$0.42	$0.39
Diluted earnings per share	$0.42	$0.39
Basic weighted average shares outstanding	66,134	68,908
Diluted weighted average and equivalent shares outstanding	66,518	69,367

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	Three Months Ended
	March 29, 2008	March 31, 2007
Net income	$27,644	$26,716
Other comprehensive income (loss):
Foreign currency translation adjustment	1,798	(179)
Changes in unrealized losses on hedging transactions, net of tax benefit	(3,935)	(81)
Changes in unrealized gains on investments, net of tax	684	188

Comprehensive income	$26,191	$26,644

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Three Months Ended
	March 29, 2008	March 31, 2007
Cash flows from operating activities:
Net income	$27,644	$26,716
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,088	5,853
Stock-based compensation	3,417	3,338
Excess tax benefit from share-based compensation	(51)	(479)
Acquired in-process research and development	—	1,853
Deferred income taxes	(3,553)	(1,097)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(21,393)	(7,065)
Inventories	(3,834)	2,779
Other assets	1,256	(123)
Accounts payable	2,901	(12,275)
Accrued liabilities	7,085	(7,619)
Deferred revenue	2,745	3,301
Income taxes payable	12,534	10,815
Other operating activities	(5,635)	834

Net cash provided by operating activities	32,204	26,831

Cash flows from investing activities:
Purchases of property and equipment	(5,909)	(5,333)
Acquisition of businesses acquired, net of cash acquired	—	(127,200)
Purchases of investments and marketable securities	(190,530)	(166,285)
Maturities of investments and marketable securities	128,723	195,424
Sales of investments and marketable securities	78,156	78,069

Net cash provided by (used in) investing activities	10,440	(25,325)

Cash flows from financing activities:
Purchase of treasury stock	(24,600)	(6,048)
Proceeds from exercise of stock options and stock purchase plan purchases	667	4,337
Excess tax benefit from share-based compensation	51	479

Net cash used in financing activities	(23,882)	(1,232)

Effect of exchange rate changes on cash	(159)	18

Net increase in cash and cash equivalents	18,603	292
Cash and cash equivalents at beginning of period	38,211	39,648

Cash and cash equivalents at end of period	$56,814	$39,940

Supplemental disclosures of cash flow information:
Income taxes paid	2,471	4,357
Supplemental disclosures of non-cash transactions:
Purchase of treasury shares not paid in the first quarter of 2008	$9,153	—

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Basis of Presentation

Management prepared these unaudited interim consolidated financial statements for Zebra Technologies Corporation and subsidiaries (Zebra) according to the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial information. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles (GAAP) for complete financial statements. Therefore, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in Zebra’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

The consolidated balance sheet as of December 31, 2007, in this Form 10-Q is taken from the audited consolidated balance sheet in our Form 10-K. These interim financial statements include all adjustments (of a normal, recurring nature) necessary to present fairly Zebra’s consolidated financial position as of March 29, 2008, the consolidated results of operations for the three months ended March 29, 2008 and March 31, 2007, and cash flows for the three months ended March 29, 2008 and March 31, 2007. These results, however, are not necessarily indicative of results for the full year.

Note 2—Fair Value Measurements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115. SFAS No. 159 permits entities to elect to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 was effective for Zebra on January 1, 2008. We have currently chosen not to elect the fair value option for any items that are not already required to be measured at fair value in accordance with accounting principles generally accepted in the United States. The adoption of SFAS No. 159 did not have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 was effective for our Company on January 1, 2008. However, in February 2008, the FASB released FASB Staff Position (FSP FAS 157-2 — Effective Date of FASB Statement No. 157), which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS No. 157 for our financial assets and liabilities did not have a material impact on our consolidated financial statements. We do not believe the adoption of SFAS No. 157 for our non-financial assets and liabilities, effective January 1, 2009, will have a material impact on our consolidated financial statements.

As defined in SFAS No. 157, fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, SFAS No. 157 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

Level 2: Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.

Level 3: Unobservable inputs are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as consider counterparty credit risk in the assessment of fair value.

Financial assets and liabilities carried at fair value as of March 29, 2008 are classified in the table below in one of the three categories described above (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents (1)	$56,814	$—	$—	$56,814
Restricted cash	2,738	—	—	2,738
Available-for-sale securities	235,799	—	—	235,799
Money market investments related to the deferred compensation plan	4,071	—	—	4,071

Total assets at fair value	$299,422	$—	$—	$299,422

Liabilities:
Forward contracts (2)	$4,019	$13,372	$—	$17,391
Liabilities related to the deferred compensation plan	3,913	—	—	3,913

Total liabilities at fair value	$7,932	$13,372	$—	$21,304

1)	Includes cash, money market investments and certificates of deposits.
2)	The fair value of forward contracts are calculated as follows:
a.	Fair value of forward collar contract associated with forecasted sales hedges are calculated using the midpoint of ask and bid rates for similar contracts.
b.	Fair value of regular forward contracts associated with forecasted sales hedges are calculated using the month-end exchange rate adjusted for the discount rate (3 month LIBOR rate).
c.	Fair value of balance sheet hedges are calculated at the month end exchange rate adjusted for current forward points unless the hedge has been traded but not settled at month end. If this is the case, the fair value is calculated at the rate at which the hedge is being settled.

Note 3—Stock-Based Compensation

As of March 29, 2008, Zebra had a stock option plan and a stock purchase plan available for future grants. We accounted for these plans in accordance with SFAS No. 123(R), Share-Based Payments. Zebra recognizes compensation costs over the vesting period of 1 month to 5 years.

The compensation expense and the related tax benefit for share-based payments were included in the Consolidated Statement of Earnings as follows (in thousands):

	Three Months Ended
	March 29, 2008	March 31, 2007
Cost of sales	$309	$452
Selling and marketing	691	424
Research and development	484	657
General and administration	1,933	1,805

Total compensation	3,417	3,338

Income tax benefit	$1,179	$1,151

SFAS No. 123(R) requires the cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized (excess tax benefits) to be classified as financing cash flows in the statement of cash flows. As a result, $51,000 of excess tax benefits for the three months ended March 29, 2008, have been classified as financing cash flows. The excess tax benefits for the three months ended March 31, 2007 was $479,000.

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

	Three months ended
	March 29, 2008	March 31, 2007
Expected dividend yield	0%	0%
Forfeiture rate	7.69%	7.43%
Volatility	34.73%	38.30%
Risk free interest rate	4.55%	4.58%
- Range of interest rates	4.55% - 5.03%	4.38% - 4.73%
Expected weighted-average life	4.88 years	4.58 years
Fair value of options granted	$112,000	$985,000
Weighted-average grant date fair value of options granted	$11.20	$11.63

The fair value of the purchase rights of all Zebra employees issued under the Stock Purchase Plan is estimated using the following weighted-average assumptions for purchase rights granted. Expected lives of three months to one year have been used along with these assumptions.

	Three months ended
	March 29, 2008	March 31, 2007
Fair market value	$33.32	$38.61
Option price	$28.32	$29.57
Expected dividend yield	0%	0%
Expected volatility	37%	23%
Risk free interest rate	3.29%	4.89%

Stock option activity for the period ended March 29, 2008, was as follows:

	2008
Fixed Options	Shares	Weighted-Average Exercise Price
Outstanding at beginning of year	3,029,138	$34.68
Granted	10,000	32.43
Exercised	(60,040)	13.29
Forfeited	(28,408)	38.08
Expired	(10,632)	42.06

Outstanding at end of period	2,940,058	$35.05
Options exercisable at end of period	1,640,617	$32.06
Intrinsic value of options exercised	$1,125,950

The following table summarizes information about fixed stock options outstanding at March 29, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
$ 1.29-$20.22	300,414	4.83 years	$13.09	189,801	$12.67
$ 20.22-$28.22	781,863	4.08 years	23.94	739,876	24.03
$ 28.22-$41.25	730,919	8.52 years	38.52	88,610	35.75
$ 41.25-$46.18	662,191	7.76 years	44.22	325,912	45.15
$ 46.18-$53.92	464,671	6.28 years	49.42	296,418	49.03

	2,940,058			1,640,617

	Options Outstanding	Options Exercisable
Aggregate intrinsic value	$12,990,000	$10,423,000
Weighted-average remaining contractual term	6.4 years	5.0 years

As of March 29, 2008, there was $21,495,000 of unearned compensation cost related to stock options granted under the plans. That cost is expected to be recognized over a weighted-average period of 2.8 years.

Note 4—Inventories

The components of inventories are as follows (in thousands):

	March 29, 2008	December 31, 2007
Raw materials	$46,920	$46,572
Work in process	3,026	2,124
Finished goods	39,497	36,342

Total inventories	$89,443	$85,038

Note 5—Business Combinations

Navis, LLC. On December 14, 2007, Zebra acquired all of the outstanding stock of Navis Holdings, LLC (Navis) for $143,942,000, which is net of cash acquired and transaction costs. Headquartered in Oakland, California, Navis provides solutions to optimize the flow of goods through marine terminals and other operations managing cargo in the supply chain. The consolidated statements of earnings reflect the results of operations of Navis since the effective date of the purchase. The pro forma impact of this acquisition was not significant.

The following table (in thousands) summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition.

At December 14, 2007
Current assets	$26,658
Property and equipment	2,807
Intangible assets	58,400
Goodwill	74,907

Total assets acquired	$162,772

Current liabilities	(18,830)

Net assets acquired	$143,942

On a preliminary basis pending the receipt of final valuations, the purchase price was allocated to identifiable tangible and intangible assets acquired and liabilities assumed based on their estimated fair values resulting in goodwill of $74,907,000. The intangible assets of $58,400,000 consist of the following (in thousands):

	Amount	Useful life
Trade names	$2,300	2 years
Customer relationships	39,000	15 years
Developed technology	17,100	6 years

The goodwill is deductible for tax purposes.

Note 6—Investments and Marketable Securities

We classify our investments in marketable debt securities as available-for-sale in accordance with the classifications defined in SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. As of March 29, 2008, all of our investments in marketable debt securities with maturities greater than one year are classified as long-term investments on the balance sheet due to our ability and intent to hold them until maturity.

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

All investments in marketable debt securities except the partnership interests are classified as available-for-sale securities. We account for the partnership interests using the cost method until our ownership percentage reaches 5% of the total partnership portfolio value, because at that point we begin using the equity method to account for the partnership interest. As of March 29, 2008, we were in the process of liquidating all of our interests in these partnerships, which totaled $10,933,000. This liquidation will be complete by July 2008. For the three months ended March 29, 2008, we did not record any activity related to these partnership interests. No other gains or losses on trading securities were recorded in investment income.

Change in unrealized gains and losses on available-for-sale securities are included in these financial statements as follows (in thousands):

	Three Months Ended
	March 29,	March 31,
	2008	2007
Changes in unrealized gains and losses on available- for-sale securities, net of tax, recorded in accumulated other comprehensive income	$684	$188

Note 7—Stockholders’ Equity

Share count and par value data related to stockholders’ equity are as follows:

	March 29, 2008	December 31, 2007
Preferred Stock
Par value per share	$0.01	$0.01
Shares authorized	10,000,000	10,000,000
Shares outstanding	—	—
Common Stock - Class A
Par value per share	$0.01	$0.01
Shares authorized	150,000,000	150,000,000
Shares issued	72,151,857	72,151,857
Shares outstanding	65,396,514	66,370,248
Treasury stock
Shares held	6,755,343	5,781,609

Note 8—Other Comprehensive Income (Loss)

Stockholders’ equity includes certain items classified as accumulated other comprehensive income, including:

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

•

Unrealized gains (losses) on foreign currency hedging activities relate to derivative instruments used to hedge the currency exchange rates for forecasted euro sales. These hedges are designated as cash flow hedges, and we have deferred income statement recognition of gains and losses until the hedged transaction occurs. See Note 11 for more details.

•	Unrealized gains (losses) on investments classified as available-for-sale are deferred from income statement recognition until the gains or losses are realized. See Note 6 above for more details.

The components of other comprehensive income included in the Consolidated Statements of Comprehensive Income are as follows (in thousands):

	Three Months Ended
	March 29,	March 31,
	2008	2007
Foreign currency translation adjustments	$1,798	$(179)

Changes in unrealized losses on foreign currency hedging activities:
Gross	$(6,309)	$(130)
Income tax benefit	(2,374)	(49)

Net	$(3,935)	$(81)

Changes in unrealized gains on investments classified as available-for-sale:
Gross	$1,096	$302
Income tax	412	114

Net	$684	$188

The components of accumulated other comprehensive income (loss) included in the Consolidated Balance Sheets are as follows (in thousands):

	As of
	March 29,	December 31,
	2008	2007
Foreign currency translation adjustments	$12,475	$10,677

Unrealized losses on foreign currency hedging activities:
Gross	$(15,561)	$(9,252)
Income tax benefit	(5,856)	(3,482)

Net	$(9,705)	$(5,770)

Unrealized gains on investments classified as available-for-sale:
Gross	$1,237	$141
Income tax	465	53

Net	$772	$88

Note 9—Earnings Per Share

Earnings per share after the cumulative effect of the accounting change were computed as follows (in thousands, except per share amounts):

	Three Months Ended
	March 29, 2008	March 31, 2007
Basic earnings per share:
Net income	$27,644	$26,716

Weighted average common shares outstanding	66,134	68,908

Per share amount	$0.42	$0.39
Diluted earnings per share:
Net income	$27,644	$26,716

Weighted average common shares outstanding	66,134	68,908
Add: Effect of dilutive securities – stock options	384	459

Diluted weighted average and equivalent shares outstanding	66,518	69,367

Per share amount	$0.42	$0.39

Potentially dilutive securities that were excluded from the earnings per share calculation consist of stock options with an exercise price greater than the average market closing price of the Class A common stock. These options were as follows:

	Three Months Ended
	March 29, 2008	March 31, 2007
Potentially dilutive shares	1,858,000	1,107,000

Note 10—Goodwill and Other Intangible Asset Data

Intangible asset data are as follows (in thousands):

	March 29, 2008		December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Current technology	$51,975	$(15,402)	$51,700	$(13,526)
Patent and patent rights	31,697	(7,440)	31,697	(6,468)
Customer relationships	60,859	(6,402)	60,685	(4,664)

Total	$144,531	$(29,244)	$144,082	$(24,658)

Unamortized intangible assets
Goodwill	$247,670		$246,510
Aggregate amortization expense
For the year ended December 31, 2007			$11,128
For the three months ended March 29, 2008	$4,514
Estimated amortization expense
For the year ended December 31, 2008	17,727
For the year ended December 31, 2009	17,338
For the year ended December 31, 2010	15,469
For the year ended December 31, 2011	15,117
For the year ended December 31, 2012	14,202
Thereafter	39,948

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

If we believe that one or more of the above indicators of impairment have occurred, we compare the carrying value to the undiscounted cash flows of the asset to determine if the carrying value is recoverable. If the carrying value is not determined to be recoverable, we measure impairment based on a projected discounted cash flow using a discount rate that incorporates the risk inherent in the cash flows.

Note 11—Derivative Instruments

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

Hedging of Net Assets

We use forward contracts and options to manage exposure related to our pound and euro denominated net assets. We record gains and losses on these contracts and options in income each quarter along with the transaction gains and losses related to our net euro asset position, which would ordinarily offset each other. Summary financial information related to these activities follows (in thousands):

	Three Months Ended
	March 29,	March 31,
	2008	2007
Change in losses from foreign exchange derivatives	$(4,020)	$(223)
Gain on net foreign currency assets	4,720	398

Net foreign exchange gain	$700	$175

	As of
	March 29, 2008	December 31, 2007
Notional balance of outstanding contracts:
Pound/US dollar	£3,000	£3,000
Euro/US dollar	€17,000	€14,000
Euro/Pound	€18,000	€20,500
Net fair value of outstanding contracts	$74	$(104)

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

	As of
	March 29, 2008	December 31, 2007
Net unrealized losses deferred in other comprehensive income:
Gross	$(15,561)	$(9,252)
Income tax benefit	(5,856)	(3,482)

Net	$(9,705)	$(5,770)

Notional balance of outstanding contracts	€79,900	€108,500
Hedge effectiveness	100%	100%

	March 29, 2008	March 31, 2007
Net gains and (losses) included in revenue for the:
Three months ended	$(2,788)	$(135)

Note 12—Segment Information

As a result of the acquisitions of WhereNet Corp., proveo AG, and Navis Holdings, LLC, Zebra now has two reportable segments: Specialty Printing Group (SPG) and Enterprise Solutions Group (ESG).

SPG includes direct thermal and thermal transfer label and receipt printers, passive radio frequency identification (RFID) printer/encoders, dye sublimation card printers and digital photo printers. Also included in this group is a comprehensive range of specialty supplies consisting of self-adhesive labels, thermal transfer ribbons, thermal printheads, batteries and other accessories, including software for label design and printer network management.

ESG has evolved over the last year with the acquisitions of WhereNet Corp., proveo AG, and Navis Holdings, LLC. The solutions that these companies provide are sold on a contract basis and are typically installed over several quarters. These contracts cover a range of services, including design, installation and ongoing maintenance services.

Segment information is as follows (in thousands):

	Three Months Ended
	March 29, 2008	March 31, 2007
Net sales:
SPG	$224,751	$201,895
ESG	21,526	6,681

Total	$246,277	$208,576

Operating profit (loss):
SPG	$61,605	$51,792
ESG	(7,063)	(3,580)
Corporate and other	(15,188)	(12,879)

Total	$39,354	$35,333

	March 29, 2008	December 31, 2007
Identifiable assets:
SPG	$393,319	$370,786
ESG	324,478	320,689
Corporate and other	348,809	342,803

Total	$1,066,606	$1,034,278

Corporate and other includes corporate administration costs or assets that support both reporting segments.

Prior period amounts have been restated to conform to requirements of SFAS No. 131, Disclosures about Segments of and Enterprise and Related Information.

Note 13—Costs associated with Exit or Disposal Activities

During the first quarter of 2008, we initiated two different plans to close facilities. These plans are being accounted for under SFAS No. 146, Accounting for Cost Associated with Exit or Disposal Activities. All exit costs associated with these activities are identified on a separate line of our Consolidated Statement of Earnings, as part of operating expenses. These plans are intended to reduce costs and improve manufacturing efficiency.

In January 2008, we initiated a plan to close our supplies manufacturing plant in Warwick, Rhode Island. This operation is being transferred to a new facility in Flowery Branch, Georgia, which is now our East Coast supplies manufacturing facility. This transition is expected to be completed during the second quarter. As of March 29, 2008, we expect to incur the following exit costs (in thousands):

Type of Cost	Cost incurred to date	Additional cost expected	Total costs expected to be incurred
Severance, stay bonuses, and other employee-related expenses	$358	$32	$390
Other exit costs	—	238	238

Total	$358	$270	$628

In February 2008, we announced plans to establish regional distribution and configuration centers, consolidate our supplier base, and transfer final assembly of thermal printers to Jabil Circuit, Inc., a global third-party electronics manufacturer. These actions are intended to optimize our global printer product supply chain by improving responsiveness to customer needs and increasing Zebra’s flexibility to meet emerging business opportunities. As a result, all printer manufacturing in our Vernon Hills, Illinois and Camarillo, California will be transferred to Jabil’s facility in HuangPu, China. This transition is expected to take 18 to 24 months to complete. As of March 29, 2008, we expect to incur the following exit costs (in thousands):

Type of Cost	Cost incurred to date	Additional cost expected	Total costs expected to be incurred
Severance, stay bonuses, and other employee-related expenses	$1,081	$4,919	$6,000
Professional services	1,051	3,914	4,965
Relocation and transition costs	744	13,377	14,121

Total	$2,876	$22,210	$25,086

Liabilities and expenses related to exit activities for the three months ended March 29, 2008, were as follows (in thousands):

	Warwick Closure	Manufacturing Transfer	Total
Accrued liabilities related to exit activities at December 31, 2007	$—	$—	$—
Expenses incurred for the three months ended March 29, 2008	358	2,876	3,234
Less: Amounts paid for the three months ended March 29, 2008	(51)	—	(51)

Accrued liabilities related to exit activities at March 29, 2008	$307	$2,876	$3,183

All current exit costs are included in operating expenses for the Specialty Printing Group.

Note 14—Contingencies

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

Printherm filed bankruptcy proceedings on August 30, 2004, and the Commercial Court ordered its liquidation on November 30, 2004. The case was put on hold until the Court-appointed liquidator filed a submission in August 2005, which started the proceedings again. ZTF filed its answer on November 19, 2005, in anticipation of a Court-ordered December 19, 2005, hearing date. In response to a request by Printherm’s liquidator, the Court postponed the hearing date until March 27, 2008 to provide time for Printherm to respond to ZTF’s answer. The Printherm liquidator filed its response to ZTF’s answer shortly before the March 27 hearing date. ZTF argued that the filing date provided ZTF with insufficient time to prepare for the hearing, and the Court struck the case from the docket as a sanction against Printherm. Printherm’s liquidator will now be required to reinstate the case before the Court, and the Court has not yet determined the calendar for doing so.

On April 9, 2008, a complaint was filed in the U.S. District Court for the Northern District of Illinois by Barcode Informatica, Ltd. (“Barcode”), a former Brazilian reseller, against Zebra. The complaint alleges that Zebra wrongfully terminated Barcode’s reseller status and tortiously interfered with Barcode’s alleged bid for the sale of printers to Brazilian Post. Barcode’s claim seeks an unspecified amount of damages. We believe that Barcode’s claims are without merit and we will vigorously defend the action.

Note 15—Warranty. In general, Zebra provides warranty coverage of one year on printers against defects in material and workmanship. Printheads are warranted for nine months and batteries are warranted for three months. A provision for warranty expense is recorded at the time of shipment and adjusted quarterly based on historical warranty experience. The following is a summary of Zebra’s accrued warranty obligation (in thousands).

	Three Months Ended March 29, 2008	Three Months Ended March 31, 2007
Balance at the beginning of the year	$3,411	$2,250
Warranty expense year-to-date	1,711	1,661
Warranty payments made year-to-date	(1,299)	(879)

Balance at the end of the period	$3,823	$3,032

During 2005, Zebra began providing for environmental recycling reserves similar to warranty reserves. In the European Union, we have an obligation in the future to recycle printers. This reserve is based on all new printers sold after August 13, 2005, and printers sold prior to that date that are returned to us upon our sale of a new printer to a customer. The following is a summary of Zebra’s accrued recycling obligation (in thousands).

	Three Months Ended March 29, 2008	Three Months Ended March 31, 2007
Balance at the beginning of the year	$3,706	$2,115
Recycling expense year-to-date	778	437
Recycling payments made year-to-date	—	—
Exchange rate impact	8	(6)

Balance at the end of the period	$4,492	$2,546

Note 16—Income Taxes

On January 1, 2007, we adopted Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109. According to FIN No. 48, we identified, evaluated, and measured the amount of income tax benefits to be recognized for all of our income tax positions. The net income tax assets recognized under FIN No. 48 did not differ from the net assets recognized before adoption, and, therefore, we did not record an adjustment related to the adoption of FIN No. 48. Zebra did not have any unrecognized tax benefits as of March 29, 2008.

Zebra has concluded all U.S. federal income tax audits for years through 2004. The tax years 2004 through 2007 remain open to examination by multiple state taxing jurisdictions.

Zebra’s continuing practice is to recognize interest and/or penalties related to income tax matters as part of income tax expense. For the quarter ended March 29, 2008, we did not accrue any interest or penalties into income tax expense.

The effective income tax rate for the first quarter of 2008 was 34.5% compared with an income tax rate of 34.7% for the first quarter of 2007.

Note 17—New Accounting Pronouncements

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

Note 18—Subsequent Events

On April 1, 2008, Zebra acquired all of the outstanding stock of Multispectral Solutions, Inc., (MSSI) for $18,000,000 in cash. MSSI is based in Germantown, Maryland, and is a global provider of ultra wideband (UWB) real-time locating systems and other UWB-based wireless technology. MSSI will become part of the Enterprise Solutions Group.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Results of Operations

Net sales for the first quarter of 2008, compared with the first quarter of 2007, increased 18.1% with strength in all international regions. Sales from recent acquisitions supplemented continued robust sales growth of our established printer and service lines. Gross margin increased because of a richer product mix combined with higher average unit prices on mobile and desktop printers, improved labor efficiency and overhead spending control. Higher operating expenses resulted from increases in payroll costs, outside commissions, project costs, professional service fees, travel and entertainment expenses, recruiting and relocation costs, offsite meetings. Much of the increased payroll and benefit costs was a result of our recent acquisitions. In addition, amortization of intangibles increased $2,191,000, and we incurred exit costs of $3,234,000 related to the transfer of our printer manufacturing to a third-party manufacturer and the closure of our Warwick, Rhode Island, supplies manufacturing facility.

	Three Months Ended
	March 29, 2008	March 31, 2007	Percent Change	Percent of Total Sales - 2008	Percent of Total Sales - 2007
Net sales	$246,277	$208,576	18.1	100.0	100.0
Cost of sales	123,480	108,786	13.5	50.1	52.2

Gross profit	122,797	99,790	23.1	49.9	47.8
Operating expenses	83,443	64,457	29.5	33.9	30.9

Operating income	39,354	35,333	11.4	16.0	16.9

Other income	2,851	5,555	(48.7)	1.1	2.7

Income before income taxes	42,205	40,888	3.2	17.1	19.6

Income taxes	14,561	14,172	2.7	5.9	6.8

Net income	$27,644	$26,716	3.5	11.2	12.8

Diluted earnings per share	$0.42	$0.39

Sales by product category, percent change, and percent of total sales for the three months ended March 29, 2008, and March 31, 2007, were (in thousands, except percentages):

	Three Months Ended
Product Category	March 29, 2008	March 31, 2007	Percent Change	Percent of Total Sales - 2008	Percent of Total Sales - 2007
Hardware	$180,181	$159,588	12.9	73.2	76.5
Supplies	41,902	38,081	10.0	17.0	18.3
Service and software	25,180	9,394	168.0	10.2	4.5
Shipping and handling	1,802	1,648	9.3	0.7	0.8
Cash flow hedging activities	(2,788)	(135)	NM	(1.1)	(0.1)

Total sales	$246,277	$208,576	18.1	100.0	100.0

Sales to customers by geographic region, percent changes and percent of total sales for the three months ended March 29, 2008, and March 31, 2007, were (in thousands, except percentages):

	Three Months Ended
Geographic Region	March 29, 2008	March 31, 2007	Percent Change	Percent of Total Sales - 2008	Percent of Total Sales - 2007
Europe, Middle East and Africa	$97,370	$75,985	28.1	39.5	36.4
Latin America	15,983	12,523	27.6	6.5	6.0
Asia-Pacific	23,778	15,562	52.8	9.7	7.5

Total International	137,131	104,070	31.8	55.7	49.9
North America	109,146	104,506	4.4	44.3	50.1

Total sales	$246,277	$208,576	18.1	100.0	100.0

Zebra’s non-operating income and expense items are summarized in the following table (in thousands):

	Three Months Ended
	March 29, 2008	March 31, 2007
Investment income	$2,405	$5,304
Foreign exchange gain (loss)	700	175
Other, net	(254)	76

Total other income	$2,851	$5,555

Rate of Return Analysis:
Average cash and marketable securities balances	$293,732	$505,837
Annualized rate of return	3.3%	4.2%

Cash and marketable securities balances and resulting investment income for the first quarter of 2008 have decreased substantially compared to the first quarter of 2007 due to payments for recent acquisitions.

Specialty Printing Group

	Three Months Ended
	March 29, 2008	March 31, 2007	Percent Change	Percent of Total Sales - 2008	Percent of Total Sales - 2007
Net sales	$224,751	$201,895	11.3	100.0	100.0
Cost of sales	112,812	104,266	8.2	50.2	51.6

Gross profit	111,939	97,629	14.7	49.8	48.4
Operating expenses	50,334	45,837	9.8	22.4	22.7

Operating income	61,605	51,792	18.9	27.4	25.7

Net sales in our Specialty Printing Group (SPG) increased 11.3% during the first quarter of 2008, with virtually all growth outside of North America. New printer products (defined as printers released within 18 months prior to the end of the applicable fiscal period) accounted for 19.1% of printer sales in the first quarter of 2008, compared with 12.2% of printer sales in the first quarter of 2007 and 16.6% for the fourth quarter of 2007.

Our international sales are denominated in multiple currencies, primarily the dollar, pound and euro. This directly causes our reported sales to be subject to fluctuations based on changes in currency rates. We estimate that favorable foreign exchange movements of the euro and the pound versus the dollar had a positive impact of $9,315,000 on sales during the first quarter.

We currently hedge a portion of anticipated euro-denominated sales to partially protect Zebra against exchange rate movements. For the first quarter, this program resulted in a loss of $2,788,000. See Note 11 to the Consolidated Financial Statements included in this report for a more detailed discussion of this hedging program.

Printer unit volumes and average selling price information is summarized below:

	Three Months Ended
	March 29, 2008	March 31, 2007	Percent Change
Total printers shipped	242,401	229,787	5.5
Average selling price of printers shipped	$614	$566	8.5

For the first quarter of 2008, unit volumes increased in nearly all printer product lines compared to the first quarter of 2007 with notable volume increases in high-performance tabletop and mobile printers.

Gross profit margin for SPG was affected by favorable foreign currency movements, which increased first quarter gross profit by $8,494,000. A rich product mix combined with higher mobile and desktop average unit selling prices, improved labor efficiency and overhead spending control also contributed to the improvement in gross margin for SPG during the first quarter of 2008.

Operating expenses increased primarily due to increases in payroll and benefit costs of $920,000. We also incurred $3,234,000 of costs related to the transfer of our printer manufacturing to a third-party manufacturer and the closure of our Warwick, Rhode Island, supplies manufacturing facility. In addition, we incurred costs in the amount of $577,000 to move our High Wycombe, UK location into a new facility.

Enterprise Solutions Group

	Three Months Ended
	March 29, 2008	March 31, 2007	Percent Change	Percent of Total Sales - 2008	Percent of Total Sales - 2007
Net sales	$21,526	$6,681	222.2	100.0	100.0
Cost of sales	10,668	4,520	136.0	49.6	67.7

Gross profit	10,858	2,161	402.5	50.4	32.3
Operating expenses	17,921	5,741	212.2	83.2	85.9

Operating loss	(7,063)	(3,580)	NM	(32.8)	(53.6)

During 2007, Zebra acquired three companies which are being combined to make up our Enterprise Solutions Group (ESG). On January 25, 2007, we acquired WhereNet Corp., a provider of active radio frequency identification (RFID) based wireless solutions used to track and manage enterprise assets. On July 2, 2007, we acquired proveo AG, a provider of complete hardware and software systems for tracking motorized vehicles using global positioning systems (GPS). On December 14, 2007, we acquired Navis Holdings, LLC., a provider of software solutions to optimize the flow of goods through marine terminals and other operations managing cargo movement through ports and intermodal facilities. Together, these companies give Zebra the ability to deliver more high-value applications that help our customers identify, track and manage assets, transactions and people.

Sales and gross margins for both 2007 and 2008 are being affected by deferred revenue adjustments mandated by the purchase accounting requirements. Only a portion of the deferred revenue is allowed to be recognized on contracts that were in process at the acquisition dates. In addition, due to the timing of these acquisitions throughout 2007, the first quarter revenue and expense amounts for 2007 only reflect a portion of the operating expenses for ESG.

ESG operating expenses for the first quarter of 2008 reflect normal spending rates and should continue at this rate going forward. Operating expenses for ESG include amortization expense of $3,039,000 for the first quarter of 2008, and $932,000 for the first quarter of 2007. A charge for acquired in process technology $1,853,000 was also included in the first quarter of 2007.

On April 1, 2008, Zebra acquired all of the outstanding stock of Multispectral Solutions, Inc. (MSSI). MSSI is a global provider of ultra wideband (UWB) real-time locating systems and other UWB-based wireless technology. MSSI will become part of the Enterprise Solutions Group.

Liquidity and Capital Resources

As of March 29, 2008, Zebra had $306,284,000 in cash and investment and marketable securities, compared with $281,179,000 at December 31, 2007. Factors affecting cash and investment balances during the first three months of 2008 include (note that changes discussed below include the impact of foreign currency):

•	Operations provided cash in the amount of $32,204,000, primarily from net income.

•	Accounts receivable increased $21,393,000 year-to-date because of higher sales. Days sales outstanding increased to 64 days in the first quarter of 2008 compared to 59 days at the end of 2007.

•	Inventories increased $3,834,000. Inventory turns remained at 5.6 during the first quarter of 2008 compared to the end of 2007.

•	Accounts payable increased $2,901,000, due to timing of vendor payments.

•	Taxes payable increased $12,534,000 because of the timing of tax payments.

•	Purchases of property and equipment totaled $5,909,000.

•	Net purchases of investments totaled $16,349,000.

•

Purchases of treasury shares totaled $24,600,000. Zebra made open market repurchases of our shares under authorizations of the Board of Directors dated July 30, 2007 and February 25, 2008. An additional 277,187 shares had been repurchased for $9,153,000 as of March 29, 2008, but the cash had not yet been transferred.

•	Stock option exercises and purchases under the stock purchase plan contributed $667,000.

In February 2008, we announced that printer manufacturing is being transferred to a third-party manufacturer. This transition is expected to occur over the next 18 to 24 months. See Note 13 to the Consolidated Financial Statements included in this report for further information.

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

Revenue Recognition

Product revenue is recognized once four criteria are met: (1) we have persuasive evidence that an arrangement exists; (2) delivery has occurred and title has passed to the customer, which happens at the point of shipment provided that no significant obligations remain; (3) the price is fixed and determinable; and (4) collectability is reasonably assured. Other items that affect our revenue recognition include:

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

Investments and Marketable Securities

Investments and marketable securities at March 29, 2008, consisted of the following:

U.S. government securities	19.3%
State and municipal bonds	75.1%
Corporate bonds	1.2%
Partnership interests	4.4%

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

Trading and available-for-sale securities are recorded at fair value. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of discounts or premiums. Unrealized holding gains and losses on trading securities are included in earnings. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders’ equity until realized. As of March 29, 2008, Zebra’s investments in marketable debt securities are classified as available-for-sale. In addition, as of March 29, 2008, all of our investments in marketable debt securities with maturities greater than one year are classified as long-term in the balance sheet due to our ability and intent to hold them until maturity.

All investments in marketable securities except the partnership interests are classified as available-for-sale securities. We account for the partnership interests using the costs method until our ownership percentage in a partnership reaches 5% of the total partnership portfolio value. At that time, we begin using the equity method to account for the partnership. During 2006, we reached the 5% threshold on one of our partnership interests. During 2007, we liquidated this partnership. During the fourth quarter of 2007, we also liquidated 95% of two other partnership interests, with the balances in all remaining partnership interests to be liquidated in 2008.

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

We reserve for estimated credit losses based upon historical experience and specific customer collection issues. Over the last three years, accounts receivable reserves varied from 0.6% to 3.3% of total accounts receivable. Accounts receivable reserves as of March 29, 2008, were $5,384,000, or 3.0% of the balance due. We feel this reserve level is appropriate considering the quality of the portfolio as of March 29, 2008. While credit losses have historically been within expectations and the provisions established, we cannot guarantee that our credit loss experience will continue to be consistent with historical experience.

Inventories

We value our inventories at the lower of the actual cost to purchase or manufacture using the first-in, first-out (FIFO) method, or the current estimated market value. We review inventory quantities on hand and record a provision for excess and obsolete inventory based on forecasts of product demand and production requirements for the subsequent twelve months.

Over the last three years, our reserves for excess and obsolete inventories have ranged from 8.2% to 14.2% of gross inventory. As of March 29, 2008, inventory reserves were $7,967,000, or 8.2% of gross inventory. We feel this reserve level is appropriate considering the quantities and quality of the inventories as of March 29, 2008.

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

If we believe that one or more of the above indicators of impairment have occurred and the undiscounted cash flow test is failed in the case of amortizable assets, we measure impairment based on projected discounted cash flows using a discount rate that incorporates the risk inherent in the cash flows. Net intangible assets, long-lived assets and goodwill amounted to $432,673,000 as of March 29, 2008.

Income Taxes

On January 1, 2007, we adopted Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”. According to FIN No. 48, we identified, evaluated, and measured the amount of income tax benefits to be recognized for all of our income tax positions. The net income tax assets recognized under FIN No. 48 did not differ from the net assets recognized before adoption, and, therefore, we did not record an adjustment related to the adoption of FIN No. 48. Zebra did not have any unrecognized tax benefits as of March 29, 2008.

Zebra has concluded all U.S. federal income tax audits for years through 2003. The tax years 2002 through 2006 remain open to examination by multiple state taxing jurisdictions.

Zebra’s continuing practice is to recognize interest and/or penalties related to income tax matters as part of income tax expense. For the quarter ended March 29, 2008, we did not accrue any interest or penalties into income tax expense.

Contingencies

We record estimated liabilities related to contingencies based on our estimates of the probable outcomes. Quarterly, we assess the potential liability related to pending litigation, tax audits and other contingencies and confirm or revise estimates and reserves as appropriate.

For a discussion of open legal matters, see Note 14 to the Consolidated Financial Statements.

Stock-based Compensation

As of March 29, 2008, Zebra had an active stock option plan and a stock purchase plan available for future grants. We accounted for these plans in accordance with SFAS No. 123(R), Share-Based Payments. Zebra recognizes compensation costs over the vesting period of 1 month to 5 years. See Note 3 to the Consolidated Financial Statements included in this report for further information.

Significant Customer

ScanSource, Inc. is our most significant customer. Our net sales to ScanSource, Inc., an international distributor of Zebra products, as a percentage of total net sales, were as follows:

	March 29, 2008	March 31, 2007
For the three months ended	15.6%	16.0%

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

When used in this document and documents referenced, the words “anticipate,” “believe,” “estimate,” “will” and “expect” and similar expressions as they relate to Zebra or its management are intended to identify such forward-looking statements. We encourage readers of this report to review Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, for a further discussion of issues that could affect Zebra’s future results. Zebra undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes in Zebra’s market risk during the quarter ended March 29, 2008. For additional information on market risk, refer to the “Quantitative and Qualitative Disclosures About Market Risk” section of our Form 10-K for the year ended December 31, 2007. See Note 6 to the Consolidated Financial Statements included in this report for further discussion of investments and marketable securities.

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

Changes in Internal Control over Financial Reporting

Zebra completed acquisitions of WhereNet Corp., and Navis Holding, LLC during 2007. In our report on internal controls included in our Form 10-K for the period ended December 31, 2007, we excluded these acquisitions from the scope. For our report on internal controls to be included in Form 10-K for the period ended December 31, 2008, these acquisitions will be included in the scope. Management is currently in the process of documenting and evaluating the internal controls for these acquisitions.

In January 2008, Zebra began a program to update substantially all of its key financial systems over a three year period. As pieces of these systems are completed, they will be subject to the requirements related to internal controls over financial reporting. The requirements for internal controls over financial reporting will be a fundamental element of the design and implementation of these systems.

During 2008, we made additional changes to our controls and procedures as part of our ongoing monitoring of our controls. However, none of these changes has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

See Note 14 to the Consolidated Financial Statements included in this report.

Item 1A. Risk Factors

In addition to the other information included in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, and the factors identified under “Safe Harbor” at the end of Item 2 of Part I of this Quarterly Report on Form 10-Q, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing Zebra. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Treasury Shares

During the first quarter of 2008, Zebra purchased 1,029,187 shares of Zebra’s Class A Common Stock as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum number of shares that may yet be purchased under the program
January 2008 (January 1 – January 26)	—	—	—	380,700
February 2008 (January 27 – February 23)	—	—	—	380,700
March 2008 (February 24 – March 29)	1,029,187	$32.80	1,029,187	2,351,513

(1) On August 1, 2007, Zebra announced that the Board authorized the purchase of 3,000,000 shares of Zebra common stock at prices to be determined at management’s discretion. The authorization did not have an expiration. On February 25, 2008, Zebra announced that the Board authorized the purchase of an additional 3,000,000 shares under the same terms. The final shares authorized by the Board in 2007 were purchased during the quarter ended March 29, 2008, and all shares remaining authorized for purchase at March 29, 2008 were authorized under the Board’s 2008 authorization.

Item 6. Exhibits and Reports on Form 8-K

10.1	Employment Agreement by and between Joanne Townsend and the Company dated March 17, 2008.

10.2	2008 Management Bonus Plan.

10.3	Manufacturing Services Agreement between Jabil Circuit, Inc. and the Company dated May 30, 2007.

10.4	2005 Executive Deferred Compensation Plan as amended.

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZEBRA TECHNOLOGIES CORPORATION

Date: April 30, 2008	By:	/s/ Anders Gustafsson
Anders Gustafsson
Chief Executive Officer

Date: April 30, 2008	By:	/s/ Charles R. Whitchurch
Charles R. Whitchurch
Chief Financial Officer