Form 10-Q
period 2008-06-28
ZEBRA TECHNOLOGIES CORP/DE
filed 2008-08-01
CIK 877212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2008

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒

As of July 25, 2008, there were the following shares outstanding:

Class A Common Stock, $.01 par value                    65,210,384

ZEBRA TECHNOLOGIES CORPORATION

QUARTER ENDED JUNE 28, 2008

PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	June 28, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$41,916	$38,211
Restricted cash	1,870	2,497
Investments and marketable securities	81,936	98,438
Accounts receivable, net	179,081	150,775
Inventories, net	101,339	85,038
Deferred income taxes	14,625	14,772
Prepaid expenses and other current assets	8,915	31,101

Total current assets	429,682	420,832

Property and equipment at cost, less accumulated depreciation and amortization	78,948	67,686
Long-term deferred income taxes	28,592	28,407
Goodwill	261,517	246,510
Other intangibles, net	119,058	119,424
Long-term investments and marketable securities	144,426	142,033
Other assets	8,240	9,386

Total assets	$1,070,463	$1,034,278

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$56,882	$42,351
Accrued liabilities	66,663	69,437
Deferred revenue	14,750	9,633
Income taxes payable	2,587	751

Total current liabilities	140,882	122,172
Deferred rent	2,212	961
Other long-term liabilities	9,878	8,452

Total liabilities	152,972	131,585

Stockholders’ equity:
Preferred Stock	—	—
Class A Common Stock	722	722
Additional paid-in capital	144,725	141,522
Treasury stock	(247,409)	(205,058)
Retained earnings	1,013,682	960,512
Accumulated other comprehensive income	5,771	4,995

Total stockholders’ equity	917,491	902,693

Total liabilities and stockholders’ equity	$1,070,463	$1,034,278

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Net sales	$253,782	$208,912	$500,059	$417,488
Cost of sales	126,067	109,510	249,429	218,296

Gross profit	127,715	99,402	250,630	199,192

Operating expenses:
Selling and marketing	34,322	29,069	65,183	57,233
Research and development	22,849	13,869	42,756	28,054
General and administrative	24,216	19,875	49,261	37,808
Amortization of intangible assets	4,679	2,620	9,193	4,943
Exit costs	4,680	—	7,914	—
Acquired in-process research and development	—	—	—	1,853

Total operating expenses	90,746	65,433	174,307	129,891

Operating income	36,969	33,969	76,323	69,301

Other income (expense):
Investment income	2,722	5,724	5,127	11,028
Foreign exchange gains	(69)	(182)	631	(7)
Other, net	(651)	(376)	(905)	(300)

Total other income	2,002	5,166	4,853	10,721

Income before income taxes	38,971	39,135	81,176	80,022
Income taxes	13,445	13,502	28,006	27,673

Net income	$25,526	$25,633	$53,170	$52,349

Basic earnings per share	$0.39	$0.37	$0.81	$0.76
Diluted earnings per share	$0.39	$0.37	$0.81	$0.75

Basic weighted average shares outstanding	65,128	69,098	65,664	68,996
Diluted weighted average and equivalent shares outstanding	65,502	69,559	66,046	69,453

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Net income	$25,526	$25,633	$53,170	$52,349

Other comprehensive income (loss):
Foreign currency translation adjustment	(226)	1,625	1,572	1,446
Changes in unrealized gains/(losses) on hedging transactions, net of tax (benefit)	3,295	196	(640)	115
Changes in unrealized losses on investments, net of tax benefit	(840)	(604)	(156)	(415)

Comprehensive income	$27,755	$26,850	$53,946	$53,495

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Six Months Ended
	June 28, 2008	June 30, 2007
Cash flows from operating activities:
Net income	$53,170	$52,349
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,607	12,243
Stock-based compensation	6,536	6,557
Excess tax benefit from share-based compensation	(131)	(690)
Acquired in-process research and development	—	1,853
Deferred income taxes	(3,185)	(1,893)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(29,780)	6,676
Inventories	(14,754)	3,515
Other assets	1,485	(547)
Accounts payable	13,129	(7,022)
Accrued liabilities	(3,876)	(381)
Deferred revenue	6,793	168
Income taxes payable	1,796	(1,114)
Other operating activities	762	1,002

Net cash provided by operating activities	50,552	72,716

Cash flows from investing activities:
Purchases of property and equipment	(20,249)	(10,903)
Acquisition of businesses acquired, net of cash acquired	(17,987)	(127,426)
Acquisition of intangible assets	(470)	—
Purchases of investments and marketable securities	(305,088)	(360,792)
Maturities of investments and marketable securities	227,129	332,542
Sales of investments and marketable securities	113,838	114,145

Net cash used in investing activities	(2,827)	(52,434)

Cash flows from financing activities:
Purchase of treasury stock	(48,402)	(6,048)
Proceeds from exercise of stock options and stock purchase plan purchases	3,383	6,382
Excess tax benefit from share-based compensation	131	690

Net cash provided by (used in) financing activities	(44,888)	1,024

Effect of exchange rate changes on cash	868	835

Net increase in cash and cash equivalents	3,705	22,141
Cash and cash equivalents at beginning of period	38,211	39,648

Cash and cash equivalents at end of period	$41,916	$61,789

Supplemental disclosures of cash flow information:
Income taxes paid	27,096	30,101

Supplemental disclosures of non-cash transactions:
Purchase of treasury shares not paid in the second quarter of 2008	$570	—

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

The consolidated balance sheet as of December 31, 2007, in this Form 10-Q is taken from the audited consolidated balance sheet in our Form 10-K. These interim financial statements include all adjustments (of a normal, recurring nature) necessary to present fairly Zebra’s consolidated financial position as of June 28, 2008, the consolidated results of operations for the three and six months ended June 28, 2008 and June 30, 2007, and cash flows for the six months ended June 28, 2008 and June 30, 2007. These results, however, are not necessarily indicative of results for the full year.

Note 2 – Fair Value Measurements

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

Financial assets and liabilities carried at fair value as of June 28, 2008 are classified in the table below in one of the three categories described above (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Restricted cash	$1,870	$—	$—	$1,870
Available-for-sale securities	226,362	—	—	226,362
Money market investments related to the deferred compensation plan	3,875	—	—	3,875

Total assets at fair value	$232,107	$—	$—	$232,107

Liabilities:
Forward contracts (1)	$(145)	$7,832	$—	$7,687
Liabilities related to the deferred compensation plan	3,703	—	—	3,703

Total liabilities at fair value	$3,558	$7,832	$—	$11,390

1)	The fair value of forward contracts are calculated as follows:
a.	Fair value of forward collar contract associated with forecasted sales hedges are calculated using the midpoint of ask and bid rates for similar contracts.
b.	Fair value of regular forward contracts associated with forecasted sales hedges are calculated using the month-end exchange rate adjusted for the discount rate (3 month LIBOR rate).
c.	Fair value of balance sheet hedges are calculated at the month end exchange rate adjusted for current forward points unless the hedge has been traded but not settled at month end. If this is the case, the fair value is calculated at the rate at which the hedge is being settled.

Note 3 – Stock-Based Compensation

As of June 28, 2008, Zebra had a stock option plan and a stock purchase plan available for future grants. We accounted for these plans in accordance with SFAS No. 123(R), Share-Based Payments. Zebra recognizes compensation costs over the vesting period of 1 month to 5 years.

The compensation expense and the related tax benefit for share-based payments were included in the Consolidated Statement of Earnings as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Cost of sales	$275	$391	$585	$842
Selling and marketing	665	691	1,356	1,115
Research and development	530	534	1,014	1,191
General and administrative	1,648	1,603	3,581	3,409

Total compensation	3,118	3,219	6,536	6,557

Income tax benefit	$1,076	$1,111	$2,255	$2,262

SFAS No. 123(R) requires the cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized (excess tax benefits) to be classified as financing cash flows in the statement of cash flows. As a result, $131,000 of excess tax benefits for the six months ended June 28, 2008, have been classified as financing cash flows. The excess tax benefits for the six months ended June 30, 2007 was $690,000.

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

	Six Months Ended
	June 28, 2008	June 30, 2007
Expected dividend yield	0%	0%
Forfeiture rate	8.99%	7.69%
Volatility	37.79%	34.73%
Risk free interest rate	3.17%	4.55%
- Range of interest rates	0.81% - 3.87%	4.55% - 5.03%
Expected weighted-average life	5.09 years	4.88 years
Fair value of options granted	$7,456,000	$6,753,000
Weighted-average grant date fair value of options granted	$13.50	$13.79

The fair value of the purchase rights of all Zebra employees issued under the Stock Purchase Plan is estimated using the following weighted-average assumptions for purchase rights granted. Expected lives of three months to one year have been used along with these assumptions.

	Six Months Ended
	June 28, 2008	June 30, 2007
Fair market value	$32.64	$36.42
Option price	$27.74	$30.95
Expected dividend yield	0%	0%
Expected volatility	28%	21%
Risk free interest rate	1.36%	4.89%

Stock option activity for the six-month period ended June 28, 2008, was as follows:

	2008
Fixed Options	Shares	Weighted-Average Exercise Price
Outstanding at beginning of year	3,024,956	$34.70
Granted	552,311	36.18
Exercised	(155,198)	17.72
Forfeited	(44,858)	36.78
Expired	(18,210)	43.60

Outstanding at end of period	3,359,001	$35.66
Options exercisable at end of period	1,667,109	$32.89
Intrinsic value of options exercised	$2,643,000

The following table summarizes information about fixed stock options outstanding at June 28, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
$ 1.29-$21.62	595,015	4.39 years	$17.77	487,132	$18.25
$ 21.62-$35.70	684,064	5.58 years	29.80	448,433	27.39
$ 35.70-$41.25	966,611	9.08 years	38.45	116,092	40.72
$ 41.25-$46.18	655,024	7.46 years	44.24	325,013	45.16
$ 46.18-$53.92	458,287	5.74 years	49.45	290,439	49.06

	3,359,001			1,667,109

	Options Outstanding	Options Exercisable
Aggregate intrinsic value	$11,946,000	$9,975,000
Weighted-average remaining contractual term	6.8 years	4.9 years

As of June 28, 2008, there was $30,254,000 of unearned compensation cost related to stock options granted under the plans. That cost is expected to be recognized over a weighted-average period of 3.0 years.

Note 4 – Inventories

The components of inventories are as follows (in thousands):

	June 28, 2008	December 31, 2007
Raw materials	$49,687	$46,572
Work in process	3,978	2,124
Finished goods	47,674	36,342

Total inventories	$101,339	$85,038

Note 5 – Business Combinations

Multispectral Solutions Inc. On April 1, 2008, Zebra acquired all of the outstanding stock of Multispectral Solutions Inc. (MSSI) for $17,987,000, which is net of cash acquired and includes transaction costs. Headquartered in Germantown, Maryland, MSSI is a global provider of ultra wideband (UWB) real-time locating systems and other UWB-based wireless technology. The consolidated statements of earnings reflect the results of operations of MSSI since the effective date of the purchase. The pro forma impact of this acquisition was not significant.

The following table (in thousands) summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition.

At December 14, 2007
Current assets	$1,558
Property and equipment	58
Intangible assets	8,000
Goodwill	12,322

Total assets acquired	$21,938

Deferred tax liability	(3,011)
Current liabilities	(940)

Net assets acquired	$17,987

On a preliminary basis pending the receipt of final valuations, the purchase price was allocated to identifiable tangible and intangible assets acquired and liabilities assumed based on their estimated fair values resulting in goodwill of $12,322,000. The intangible assets of $8,000,000 consist of the following (in thousands):

	Amount	Useful life
Customer relationships	1,000	10 years
Developed technology	7,000	8 years

The goodwill is not deductible for tax purposes.

Navis, LLC. On December 14, 2007, Zebra acquired all of the outstanding stock of Navis Holdings, LLC (Navis) for $143,942,000, which is net of cash acquired and includes transaction costs. Headquartered in Oakland, California, Navis provides solutions to optimize the flow of goods through marine terminals and other operations managing cargo in the supply chain. The consolidated statements of earnings reflect the results of operations of Navis since the effective date of the purchase. The pro forma impact of this acquisition was not significant.

The following table (in thousands) summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition.

At December 14, 2007
Current assets	$26,124
Property and equipment	2,601
Intangible assets	58,400
Goodwill	76,459

Total assets acquired	$163,584

Current liabilities	(19,642)

Net assets acquired	$143,942

On a preliminary basis pending the receipt of final valuations, the purchase price was allocated to identifiable tangible and intangible assets acquired and liabilities assumed based on their estimated fair values resulting in goodwill of $76,459,000. The intangible assets of $58,400,000 consist of the following (in thousands):

	Amount	Useful life
Trade names	$2,300	2 years
Customer relationships	39,000	15 years
Developed technology	17,100	6 years

The goodwill is deductible for tax purposes.

Note 6 – Investments and Marketable Securities

We classify our investments in marketable debt securities as available-for-sale in accordance with the classifications defined in SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. As of June 28, 2008, all of our investments in marketable debt securities with maturities greater than one year are classified as long-term investments on the balance sheet due to our ability and intent to hold them until maturity.

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

All investments in marketable debt securities except partnership interests are classified as available-for-sale securities. We account for partnership interests using the cost method until our ownership percentage reaches 5% of the total partnership portfolio value, because at that point we begin using the equity method to account for the partnership interest. As of June 28, 2008, we were in the process of liquidating all of our interests in these partnerships, which totaled

$717,000. This liquidation will be complete by the end of 2008. For the six months ended June 28, 2008, we recorded investment income of $638,000 related to the gains on the liquidations of the partnership interests. No other gains or losses on trading securities were recorded in investment income.

Change in unrealized gains and losses on available-for-sale securities are included in these financial statements as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Changes in unrealized gains and losses on available- for-sale securities, net of tax, recorded in accumulated other comprehensive income	$(840)	$(604)	$(156)	$(415)

Note 7 – Stockholders’ Equity

Share count and par value data related to stockholders’ equity are as follows:

	June 28, 2008	December 31, 2007
Preferred Stock
Par value per share	$0.01	$0.01
Shares authorized	10,000,000	10,000,000
Shares outstanding	—	—
Common Stock - Class A
Par value per share	$0.01	$0.01
Shares authorized	150,000,000	150,000,000
Shares issued	72,151,857	72,151,857
Shares outstanding	65,057,438	66,370,248
Treasury stock
Shares held	7,094,419	5,781,609

Zebra reissued 177,790 treasury shares upon exercise of stock options and purchases under the stock purchase plan during the first six months of 2008.

Note 8 – Other Comprehensive Income (Loss)

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

•	Unrealized gains (losses) on investments classified as available-for-sale are deferred from income statement recognition until the gains or losses are realized. See Note 6 above for more details.

The components of other comprehensive income included in the Consolidated Statements of Comprehensive Income are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Foreign currency translation adjustments	$(226)	$1,625	$1,572	$1,446

Changes in unrealized gains and losses on foreign currency hedging activities:
Gross	$5,282	$314	$(1,027)	$184
Income tax (benefit)	1,987	118	(387)	69

Net	$3,295	$196	$(640)	$115

Changes in unrealized losses on investments classified as available-for-sale:
Gross	$(1,346)	$(968)	$(250)	$(665)
Income tax benefit	(506)	(364)	(94)	(250)

Net	$(840)	$(604)	$(156)	$(415)

The components of accumulated other comprehensive income (loss) included in the Consolidated Balance Sheets are as follows (in thousands):

	As of
	June 28, 2008	December 31, 2007
Foreign currency translation adjustments	$12,249	$10,677

Unrealized losses on foreign currency hedging activities:
Gross	$(10,279)	$(9,252)
Income tax benefit	(3,869)	(3,482)

Net	$(6,410)	$(5,770)

Unrealized gains and losses on investments classified as available-for-sale:
Gross	$(109)	$141
Income tax (benefit)	(41)	53

Net	$(68)	$88

Note 9 – Earnings Per Share

Earnings per share were computed as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Basic earnings per share:
Net income	$25,526	$25,633	$53,170	$52,349

Weighted average common shares outstanding	65,128	69,098	65,664	68,996

Per share amount	$0.39	$0.37	$0.81	$0.76

Diluted earnings per share:
Net income	$25,526	$25,633	$53,170	$52,349

Weighted average common shares outstanding	65,128	69,098	65,664	68,996
Add: Effect of dilutive securities – stock options	374	461	382	457

Diluted weighted average and equivalent shares outstanding	65,502	69,559	66,046	69,453

Per share amount	$0.39	$0.37	$0.81	$0.75

Potentially dilutive securities that were excluded from the earnings per share calculation consist of stock options with an exercise price greater than the average market closing price of the Class A common stock. These options were as follows:

	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Potentially dilutive shares	2,062,000	1,448,000	2,349,000	1,467,000

Note 10 – Goodwill and Other Intangible Asset Data

Intangible asset data are as follows (in thousands):

	June 28, 2008		December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Current technology	$58,962	$(17,352)	$51,700	$(13,526)
Patent and patent rights	31,897	(8,533)	31,697	(6,468)
Customer relationships	62,122	(8,038)	60,685	(4,664)

Total	$152,981	$(33,923)	$144,082	$(24,658)

Unamortized intangible assets
Goodwill	$261,517		$246,510

Aggregate amortization expense
For the year ended December 31, 2007			$11,128
For the three months ended June 28, 2008	$4,679
For the six months ended June 28, 2008	9,193

Estimated amortization expense
For the year ended December 31, 2008	18,573
For the year ended December 31, 2009	18,467
For the year ended December 31, 2010	16,497
For the year ended December 31, 2011	16,112
For the year ended December 31, 2012	15,198
Thereafter	43,404

We test the impairment of goodwill each year or between annual impairment dates whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We completed our last assessment during June 2008. At that time, no adjustment to goodwill was necessary due to impairment.

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

Note 11 – Derivative Instruments

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

Hedging of Net Assets

We use forward contracts and options to manage exposure related to our pound and euro denominated net assets. We record gains and losses on these contracts and options in income each quarter along with the transaction gains and losses related to our net euro asset position, which would ordinarily offset each other. Summary financial information related to these activities follows (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Change in gains and losses from foreign exchange derivatives	$92	$115	$(3,928)	$(108)
Gain/(loss) on net foreign currency assets	(161)	(297)	4,559	101

Net foreign exchange gain	$(69)	$(182)	$631	$(7)

	As of
	June 28, 2008	December 31, 2007
Notional balance of outstanding contracts:
Pound/US dollar	£3,500	£3,000
Euro/US dollar	€13,000	€14,000
Euro/Pound	€21,000	€20,500

Net fair value of outstanding contracts	$(70)	$(104)

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

	As of
	June 28, 2008	December 31, 2007
Net unrealized losses deferred in other comprehensive income:
Gross	$(10,279)	$(9,252)
Income tax benefit	(3,869)	(3,482)

Net	$(6,410)	$(5,770)

Notional balance of outstanding contracts	€51,300	€108,500
Hedge effectiveness	100%	100%

	June 28, 2008	June 30, 2007
Net losses included in revenue for the:
Three months ended	$(5,009)	$(955)
Six months ended	(7,797)	(1,090)

Note 12 – Segment Information

As a result of the acquisitions of WhereNet Corp., proveo AG, Navis Holdings, LLC, and Multispectral Solutions Inc., Zebra now has two reportable segments: Specialty Printing Group (SPG) and Enterprise Solutions Group (ESG).

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

ESG has evolved since the beginning of 2007 with the acquisitions of WhereNet Corp., proveo AG, Navis Holdings, LLC, and Multispectral Solutions Inc. The solutions that these companies provide are sold on a contract basis and are typically installed over several quarters. These contracts cover a range of services, including design, installation and ongoing maintenance services.

Segment information is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Net sales:
SPG	$228,762	$202,794	$453,513	$404,689
ESG	25,020	6,118	46,546	12,799

Total	$253,782	$208,912	$500,059	$417,488

Operating profit (loss):
SPG	$59,563	$50,999	$121,168	$102,790
ESG	(7,639)	(2,970)	(14,703)	(6,550)
Corporate and other	(14,955)	(14,060)	(30,142)	(26,939)

Total	$36,969	$33,969	$76,323	$69,301

	June 28, 2008	December 31, 2007
Identifiable assets:
SPG	$412,573	$370,786
ESG	346,153	320,689
Corporate and other	311,737	342,803

Total	$1,070,463	$1,034,278

Corporate and other includes corporate administration costs or assets that support both reporting segments.

Prior period amounts have been restated to conform to requirements of SFAS No. 131, Disclosures about Segments of and Enterprise and Related Information.

Note 13 – Costs associated with Exit or Disposal Activities

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

In January 2008, we initiated a plan to close our supplies manufacturing plant in Warwick, Rhode Island. This plant’s operations were transferred to a new facility in Flowery Branch, Georgia, which is now our East Coast supplies manufacturing facility. This transition was completed during the second quarter. We do not expect to incur any further costs associated with this plan. Costs incurred through June 28, 2008 were (in thousands):

Type of Cost
Severance, stay bonuses, and other employee-related expenses	$341
Other exit costs	227

Total	$568

In February 2008, we announced plans to establish regional distribution and configuration centers, consolidate our supplier base, and transfer final assembly of thermal printers to Jabil Circuit, Inc., a global third-party electronics manufacturer. These actions are intended to optimize our global printer product supply chain by improving responsiveness to customer needs and increasing Zebra’s flexibility to meet emerging business opportunities. As a result, all printer manufacturing in our Vernon Hills, Illinois and Camarillo, California will be transferred to Jabil’s facility in Guangzhou, China. This transition is expected to take 18 to 24 months to complete. As of June 28, 2008, we expect to incur the following exit costs (in thousands):

Type of Cost	Cost incurred as of June 28, 2008	Additional cost expected	Total costs expected to be incurred
Severance, stay bonuses, and other employee-related expenses	$2,831	$3,169	$6,000
Professional services	3,194	1,771	4,965
Relocation and transition costs	1,321	12,800	14,121

Total	$7,346	$17,740	$25,086

Liabilities and expenses related to exit activities for the six months ended June 28, 2008, were as follows (in thousands):

	Severance, stay bonuses, and other employee- related expenses	Professional services	Relocation and transition costs	Other exit costs	Total
Accrued liabilities related to exit activities at December 31, 2007	$—	$—	$—	$—	$—
Expenses incurred for the three months ended March 29, 2008	1,439	1,051	744	—	3,234
Expenses incurred for the three months ended June 28, 2008	1,733	2,143	577	227	4,680

Expenses incurred for the six months ended June 28, 2008	3,172	3,194	1,321	227	7,914
Less: Amounts paid for the six months ended June 28, 2008	(341)	(3,155)	(1,321)	(111)	(4,928)

Accrued liabilities related to exit activities at June 28, 2008	$2,831	$39	$—	$116	$2,986

All current exit costs are included in operating expenses for the Specialty Printing Group.

Note 14 – Contingencies

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

Printherm filed bankruptcy proceedings on August 30, 2004, and the Commercial Court ordered its liquidation on November 30, 2004. The case was put on hold until the Court-appointed liquidator filed a submission in August 2005, which started the proceedings again. ZTF filed its answer on November 19, 2005, in anticipation of a Court-ordered December 19, 2005, hearing date. In response to a request by Printherm’s liquidator, the Court postponed the hearing date until March 27, 2008 to provide time for Printherm to respond to ZTF’s answer. The Printherm liquidator filed its response to ZTF’s answer shortly before the March 27 hearing date. ZTF argued that the filing date provided ZTF with insufficient time to prepare for the hearing, and the Court struck the case from the docket as a sanction against Printherm. Printherm’s liquidator was required to reinstate the case before the Court. A final hearing to consider statute of limitations and substantive arguments is scheduled for December 11, 2008.

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

Note 15 – Warranty. In general, Zebra provides warranty coverage of one year on printers against defects in material and workmanship. Printheads are warranted for nine months and batteries are warranted for three months. A provision for warranty expense is recorded at the time of shipment and adjusted quarterly based on historical warranty experience. The following is a summary of Zebra’s accrued warranty obligation (in thousands).

	Six Months Ended June 28, 2008	Six Months Ended June 30, 2007
Balance at the beginning of the year	$3,411	$2,250
Warranty expense year-to-date	3,054	3,448
Warranty payments made year-to-date	(2,243)	(2,203)

Balance at the end of the period	$4,222	$3,495

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

	Six Months Ended June 28, 2008	Six Months Ended June 30, 2007
Balance at the beginning of the year	$3,706	$2,115
Recycling expense year-to-date	(2,496)	842
Recycling payments made year-to-date	(9)	—
Exchange rate impact	(43)	51

Balance at the end of the period	$1,158	$3,008

We reexamined the environmental recycling reserves based on our three years of experience providing for such reserves and determined the reserve to be higher than necessary. Therefore, we released $3,757,000 from the reserve during the second quarter of 2008. This change resulted in an increase to net income of $2,461,000 and earnings per share of $0.04 per diluted share.

Note 16 – Income Taxes

On January 1, 2007, we adopted Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. According to FIN No. 48, we identified, evaluated, and measured the amount of income tax benefits to be recognized for all of our income tax positions. The net income tax assets recognized under FIN No. 48 did not differ from the net assets recognized before adoption, and, therefore, we did not record an adjustment related to the adoption of FIN No. 48. Zebra did not have any unrecognized tax benefits as of June 28, 2008.

Zebra has concluded all U.S. federal income tax audits for years through 2004. The tax years 2004 through 2007 remain open to examination by multiple state taxing jurisdictions.

Zebra’s continuing practice is to recognize interest and/or penalties related to income tax matters as part of income tax expense. For the quarter ended June 28, 2008, we did not accrue any interest or penalties into income tax expense.

The effective income tax rate for the second quarter of 2008 was constant at 34.5% compared with the second quarter of 2007. The effective income tax rate for the year to-date was 34.5% for 2008 compared with 34.6% for the corresponding period in 2007.

Note 17 – New Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133. This Statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, to create greater consistency in the accounting and financial reporting of business combinations. SFAS No. 141(R) establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies to fiscal years beginning after December 15, 2008 and will generally affect accounting for acquisitions going forward.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Results of Operations

Net sales for the second quarter of 2008 increased 21.5% with strength in all regions, compared with the second quarter of 2007. Sales from recent acquisitions supplemented continued robust sales growth of our established specialty printing lines. Gross profit margin increased primarily from a favorable adjustment to our estimate of the environmental recycling reserve, favorable foreign currency movements and lower raw material costs. Higher operating expenses resulted from increases in payroll costs, advertising costs, project costs, professional service fees, travel and entertainment expenses, and offsite meetings. Recent acquisitions contributed to the increases in operating expenses by increasing second quarter selling and marketing expenses by $4,609,000, research and development expenses by $6,078,000, general and administrative expenses by $1,567,000, and amortization of intangibles by $2,216,000. We also incurred exit costs during the quarter of $4,680,000 related to the transfer of our printer manufacturing to a third-party manufacturer and the closure of our Warwick, Rhode Island, supplies manufacturing facility. For the year to-date, exit costs were $7,914,000.

	Three Months Ended
	June 28, 2008	June 30, 2007	Percent Change	Percent of Total Sales - 2008	Percent of Total Sales - 2007
Net sales	$253,782	$208,912	21.5	100.0	100.0
Cost of sales	126,067	109,510	15.1	49.7	52.4

Gross profit	127,715	99,402	28.5	50.3	47.6
Operating expenses	90,746	65,433	38.7	35.7	31.3

Operating income	36,969	33,969	8.8	14.6	16.3
Other income	2,002	5,166	(61.2)	0.8	2.4

Income before income taxes	38,971	39,135	(0.4)	15.4	18.7
Income taxes	13,445	13,502	(0.4)	5.3	6.4

Net income	$25,526	$25,633	(0.4)	10.1	12.3

Diluted earnings per share	$0.39	$0.37

	Six Months Ended
	June 28, 2008	June 30, 2007	Percent Change	Percent of Total Sales - 2008	Percent of Total Sales - 2007
Net sales	$500,059	$417,488	19.8	100.0	100.0
Cost of sales	249,429	218,296	14.3	49.9	52.3

Gross profit	250,630	199,192	25.8	50.1	47.7
Operating expenses	174,307	129,891	34.2	34.8	31.1

Operating income	76,323	69,301	10.1	15.3	16.6
Other income	4,853	10,721	(54.7)	0.9	2.5

Income before income taxes	81,176	80,022	1.4	16.2	19.1
Income taxes	28,006	27,673	1.2	5.6	6.6

Net income	$53,170	$52,349	1.6	10.6	12.5

Diluted earnings per share	$0.81	$0.75

Sales by product category, percent change, and percent of total sales for the three and six months ended June 28, 2008, and June 30, 2007, were (in thousands, except percentages):

	Three Months Ended
Product Category	June 28, 2008	June 30, 2007	Percent Change	Percent of Total Sales - 2008	Percent of Total Sales - 2007
Hardware	$185,640	$158,297	17.3	73.1	75.8
Supplies	43,803	40,285	8.7	17.3	19.3
Service and software	27,516	9,559	187.9	10.8	4.6
Shipping and handling	1,832	1,726	6.1	0.8	0.8
Cash flow hedging activities	(5,009)	(955)	NM	(2.0)	(0.5)

Total sales	$253,782	$208,912	21.5	100.0	100.0

	Six Months Ended
Product Category	June 28, 2008	June 30, 2007	Percent Change	Percent of Total Sales - 2008	Percent of Total Sales - 2007
Hardware	$365,821	$317,885	15.1	73.3	76.2
Supplies	85,706	78,367	9.4	17.1	18.8
Service and software	52,695	18,952	178.0	10.5	4.5
Shipping and handling	3,634	3,374	7.7	0.7	0.8
Cash flow hedging activities	(7,797)	(1,090)	NM	(1.6)	(0.3)

Total sales	$500,059	$417,488	19.8	100.0	100.0

Sales to customers by geographic region, percent changes and percent of total sales for the three and six months ended June 28, 2008, and June 30, 2007, were (in thousands, except percentages):

	Three Months Ended
Geographic Region	June 28, 2008	June 30, 2007	Percent Change	Percent of Total Sales - 2008	Percent of Total Sales - 2007
Europe, Middle East and Africa	$93,787	$76,146	23.2	37.0	36.4
Latin America	21,367	15,412	38.6	8.4	7.4
Asia-Pacific	26,356	18,986	38.8	10.4	9.1

Total International	141,510	110,544	28.0	55.8	52.9
North America	112,272	98,368	14.1	44.2	47.1

Total sales	$253,782	$208,912	21.5	100.0	100.0

	Six Months Ended
Geographic Region	June 28, 2008	June 30, 2007	Percent Change	Percent of Total Sales - 2008	Percent of Total Sales - 2007
Europe, Middle East and Africa	$191,157	$152,130	25.7	38.2	36.4
Latin America	37,350	27,935	33.7	7.5	6.7
Asia-Pacific	50,134	34,549	45.1	10.0	8.3

Total International	278,641	214,614	29.8	55.7	51.4
North America	221,418	202,874	9.1	44.3	48.6

Total sales	$500,059	$417,488	19.8	100.0	100.0

Zebra’s non-operating income and expense items are summarized in the following table (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Investment income	$2,722	$5,724	$5,127	$11,028
Foreign exchange gain (loss)	(69)	(182)	631	(7)
Other, net	(651)	(376)	(905)	(300)

Total other income	$2,002	$5,166	$4,853	$10,721

Rate of Return Analysis:
Average cash and marketable securities balances	$288,216	$473,780	$275,664	$527,132
Annualized rate of return	3.8%	4.8%	3.7%	4.2%

Cash and marketable securities balances and resulting investment income for the second quarter of 2008 have decreased substantially compared to the second quarter of 2007 due to payments for recent acquisitions.

Specialty Printing Group

	Three Months Ended
	June 28, 2008	June 30, 2007	Percent Change	Percent of Total Sales - 2008	Percent of Total Sales - 2007
Net sales	$228,762	$202,794	12.8	100.0	100.0
Cost of sales	113,338	105,688	7.2	49.5	52.1

Gross profit	115,424	97,106	18.9	50.5	47.9
Operating expenses	55,861	46,107	21.2	24.4	22.7

Operating income	59,563	50,999	16.8	26.1	25.2

	Six Months Ended
	June 28, 2008	June 30, 2007	Percent Change	Percent of Total Sales - 2008	Percent of Total Sales - 2007
Net sales	$453,513	$404,689	12.1	100.0	100.0
Cost of sales	226,151	209,954	7.7	49.9	51.9

Gross profit	227,362	194,735	16.8	50.1	48.1
Operating expenses	106,194	91,945	15.5	23.4	22.7

Operating income	121,168	102,790	17.9	26.7	25.4

Net sales in our Specialty Printing Group (SPG) increased 12.8% during the second quarter of 2008 compared with the second quarter of 2007, with all geographic regions contributing to the growth. New printer products (defined as printers released within 18 months prior to the end of the applicable fiscal period) accounted for 18.8% of printer sales in the second quarter of 2008, compared with 9.2% of printer sales in the second quarter of 2007 and 19.1% for the first quarter of 2008. Year to-date new printer products accounted for 18.9% of printer sales in 2008, compared with 10.7% for the corresponding period of 2007.

Our international sales are denominated in multiple currencies, primarily the dollar, pound and euro. This directly causes our reported sales to be subject to fluctuations based on changes in currency rates. To partially protect Zebra against these currency rate fluctuations, we hedge a portion of the anticipated euro-denominated sales. We estimate that favorable foreign exchange movements of the euro and the pound versus the dollar had a positive impact of $4,646,000 on sales, net of the hedging activities, during the second quarter of 2008. For the year to-date, the net positive impact of the currency rate fluctuations and hedging activities was $11,173,000. See Note 11 to the Consolidated Financial Statements included in this report for a more detailed discussion of our hedging program.

Printer unit volumes and average selling price information is summarized below:

	Three Months Ended			Six Months Ended
	June 28, 2008	June 30, 2007	Percent Change	June 28, 2008	June 30, 2007	Percent Change
Total printers shipped	238,458	226,542	5.3	480,859	456,329	5.4
Average selling price of printers shipped	$630	$573	9.9	$622	$570	9.1

For the second quarter of 2008, unit volumes increased in nearly all printer product lines compared to the second quarter of 2007.

Gross profit margin for SPG was affected by favorable product mix and favorable foreign currency movements net of hedging activities, which increased second quarter gross profit by $3,960,000. In addition, we reexamined our environmental recycling reserve based on our three years of experience providing for such reserves and determined the reserve to be higher than necessary. Therefore, we released $3,757,000 from the reserve during the second quarter of 2008. Favorable foreign currency movements, net of hedging activities, for the year to-date were $9,666,000.

Operating expenses increased for SPG in 2008, compared to the same periods in 2007, in the following amounts:

	Three Months Ended June 28, 2008	Six Months Ended June 28, 2008
Payroll and benefit costs	$2,232	$3,152
Advertising costs	1,003	1,010
Sales meeting expenses	1,231	1,825
Exit costs	4,679	7,914
Facility relocation costs	417	994
Other changes	192	(646)

Total increases	$9,754	$14,249

Exit costs relate to the transfer of our printer manufacturing to a third-party manufacturer and the closure of our Warwick, Rhode Island, supplies manufacturing facility. Facility relocation costs relate to the move of our High Wycombe, UK location into a new facility.

Enterprise Solutions Group

	Three Months Ended
	June 28, 2008	June 30, 2007	Percent Change	Percent of Total Sales - 2008	Percent of Total Sales - 2007
Net sales	$25,020	$6,118	309.0	100.0	100.0
Cost of sales	12,729	3,822	233.0	50.9	62.5

Gross profit	12,291	2,296	435.3	49.1	37.5
Operating expenses	19,930	5,266	278.5	79.7	86.1

Operating loss	(7,639)	(2,970)	NM	(30.6)	(48.6)

	Six Months Ended
	June 28, 2008	June 30, 2007	Percent Change	Percent of Total Sales - 2008	Percent of Total Sales - 2007
Net sales	$46,546	$12,799	263.7	100.0	100.0
Cost of sales	23,278	8,342	179.0	50.0	65.2

Gross profit	23,268	4,457	422.1	50.0	34.8
Operating expenses	37,971	11,007	245.0	81.6	86.0

Operating loss	(14,703)	(6,550)	NM	(31.6)	(51.2)

During 2007 and 2008, Zebra acquired four companies which are being combined to make up our Enterprise Solutions Group (ESG). On January 25, 2007, we acquired WhereNet Corp., a provider of active radio frequency identification (RFID) based wireless solutions used to track and manage enterprise assets. On July 2, 2007, we acquired proveo AG, a provider of complete hardware and software systems for tracking motorized vehicles using global positioning systems (GPS). On December 14, 2007, we acquired Navis Holdings, LLC., a provider of software solutions to optimize the flow of goods through marine terminals and other operations managing cargo movement through ports and intermodal facilities. On April 1, 2008, we acquired Multispectral Solutions Inc., a global provider of ultra wideband (UWB) real-time locating systems and other UWB-based technology. Together, these companies give Zebra the ability to deliver more high-value applications that help our customers identify, track and manage assets, transactions and people.

ESG operating expenses for the second quarter of 2008 reflect spending rates for all of the businesses acquired during 2007 and 2008 that comprise ESG. The operating expenses for ESG for the second quarter of 2008 are not comparable to the operating expenses for the second quarter of 2007 because the operating expenses for the second quarter of 2007 do not include the financial results for all of those businesses. Operating expenses for ESG include amortization expense of $3,296,000 for the second quarter of 2008, and $1,230,000 for the second quarter of 2007. For the year to-date, amortization expense for ESG was $6,336,000, compared to $2,162,000 for the corresponding period in 2007. A charge for acquired in process technology of $1,853,000 was also included in year to-date expenses for 2007.

Liquidity and Capital Resources

As of June 28, 2008, Zebra had $270,148,000 in cash and investments and marketable securities, compared with $281,179,000 at December 31, 2007. Factors affecting cash and investment balances during the first six months of 2008 include (note that changes discussed below include the impact of foreign currency):

•	Operations provided cash in the amount of $50,552,000, primarily from net income.

•

Accounts receivable increased $29,780,000 because of higher sales. Days sales outstanding increased to 64 days in the second quarter of 2008 compared to 59 days at the end of 2007, largely from longer business cycles of recently acquired businesses.

•

Inventories increased $14,754,000 in support of our global supply chain initiatives, introduction of new products and key customer requirements. Inventory turns decreased to 5.0 during the second quarter of 2008 compared to 5.6 at the end of 2007.

•	Accounts payable increased $13,129,000, due to timing of vendor payments.

•	Taxes payable increased $1,796,000 because of the timing of tax payments.

•	Purchases of property and equipment totaled $20,249,000.

•	Purchase of Multispectral Solutions Inc., totaled $17,987,000.

•	Net purchases of investments totaled $35,879,000.

•

Purchases of treasury shares totaled $48,402,000. Zebra made open market repurchases of our shares under authorizations of the Board of Directors dated July 30, 2007 and February 25, 2008. An additional 17,266 shares had been repurchased for $570,000 as of June 28, 2008, but the cash had not yet been transferred.

•	Stock option exercises and purchases under the stock purchase plan contributed $3,383,000.

In February 2008, we announced that printer manufacturing is being transferred to a third-party manufacturer. This transition is expected to occur over 18 to 24 months. See Note 13 to the Consolidated Financial Statements included in this report for further information.

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

Investments and Marketable Securities

Investments and marketable securities at June 28, 2008, consisted of the following:

U.S. government securities	18.9%
State and municipal bonds	79.5%
Corporate bonds	1.3%
Partnership interests	0.3%

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

Trading and available-for-sale securities are recorded at fair value. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of discounts or premiums. Unrealized holding gains and losses on trading securities are included in earnings. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders’ equity until realized. As of June 28, 2008, Zebra’s investments in marketable debt securities are classified as available-for-sale. In addition, as of June 28, 2008, all of our investments in marketable debt securities with maturities greater than one year are classified as long-term in the balance sheet due to our ability and intent to hold them until maturity.

All investments in marketable securities except partnership interests are classified as available-for-sale securities. We account for partnership interests using the cost method until our ownership percentage in a partnership reaches 5% of the total partnership portfolio value. At that time, we begin using the equity method to account for the partnership. As of June 28, 2008, we were in the process of liquidating all of our interests in these partnerships, which totaled $717,000. This liquidation will be complete by the end of 2008.

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

We reserve for estimated credit losses based upon historical experience and specific customer collection issues. Over the last three years, accounts receivable reserves varied from 0.6% to 3.5% of total accounts receivable. Accounts receivable reserves as of June 28, 2008, were $5,329,000, or 2.9% of the balance due. We feel this reserve level is appropriate considering the quality of the portfolio as of June 28, 2008. While credit losses have historically been within expectations and the provisions established, we cannot guarantee that our credit loss experience will continue to be consistent with historical experience.

Inventories

We value our inventories at the lower of the actual cost to purchase or manufacture using the first-in, first-out (FIFO) method, or the current estimated market value. We review inventory quantities on hand and record a provision for excess and obsolete inventory based on forecasts of product demand and production requirements for the subsequent twelve months.

Over the last three years, our reserves for excess and obsolete inventories have ranged from 7.2% to 14.2% of gross inventory. As of June 28, 2008, inventory reserves were $7,880,000, or 7.2% of gross inventory. We feel this reserve level is appropriate considering the quantities and quality of the inventories as of June 28, 2008.

Valuation of Long-Lived and Intangible Assets and Goodwill

We test the impairment of goodwill each year or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We completed our last assessment during June 2008. At that time, no adjustment to goodwill was necessary due to impairment.

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

If we believe that one or more of the above indicators of impairment have occurred and the undiscounted cash flow test is failed in the case of amortizable assets, we measure impairment based on projected discounted cash flows using a discount rate that incorporates the risk inherent in the cash flows. Net intangible assets, long-lived assets and goodwill amounted to $459,523,000 as of June 28, 2008.

Income Taxes

On January 1, 2007, we adopted Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”. According to FIN No. 48, we identified, evaluated, and measured the amount of income tax benefits to be recognized for all of our income tax positions. The net income tax assets recognized under FIN No. 48 did not differ from the net assets recognized before adoption, and, therefore, we did not record an adjustment related to the adoption of FIN No. 48. Zebra did not have any unrecognized tax benefits as of June 28, 2008.

Zebra has concluded all U.S. federal income tax audits for years through 2003. The tax years 2002 through 2006 remain open to examination by multiple state taxing jurisdictions.

Zebra’s continuing practice is to recognize interest and/or penalties related to income tax matters as part of income tax expense. For the quarter ended June 28, 2008, we did not accrue any interest or penalties into income tax expense.

Contingencies

We record estimated liabilities related to contingencies based on our estimates of the probable outcomes. Quarterly, we assess the potential liability related to pending litigation, tax audits and other contingencies and confirm or revise estimates and reserves as appropriate.

For a discussion of open legal matters, see Note 14 to the Consolidated Financial Statements included in this report for further information.

Stock-based Compensation

As of June 28, 2008, Zebra had an active stock option plan and a stock purchase plan available for future grants. We accounted for these plans in accordance with SFAS No. 123(R), Share-Based Payments. Zebra recognizes compensation costs over the vesting period of 1 month to 5 years. See Note 3 to the Consolidated Financial Statements included in this report for further information.

Significant Customer

ScanSource, Inc. is our most significant customer. Our net sales to ScanSource, Inc., an international distributor of Zebra products, as a percentage of total net sales, were as follows:

	June 28, 2008	June 30, 2007
For the three months ended	14.7%	17.9%
For the six months ended	15.1%	16.9%

No other customer accounted for 10% or more of total net sales during these time periods.

Safe Harbor

Forward-looking statements contained in this filing are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995 and are highly dependent upon a variety of important factors which could cause actual results to differ materially from those reflected in such forward looking statements. These factors include:

•	Market acceptance of Zebra’s printer and software products and competitors’ product offerings and the potential effects of technological changes,

•	The effect of market conditions in North America and other geographic regions,

•	Our ability to control manufacturing and operating costs, including the success of migrating final printer product assembly offshore to a third-party manufacturer,

•	Success of acquisitions and their integration,

•	Interest rate and financial market conditions because of our large investment portfolio,

•	Foreign exchange rates due to the large percentage of our international sales and operations, and

•	The outcome of litigation in which Zebra is involved, particularly litigation or claims related to infringement of third-party intellectual property rights.

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

There were no material changes in Zebra’s market risk during the quarter ended June 28, 2008. For additional information on market risk, refer to the “Quantitative and Qualitative Disclosures About Market Risk” section of our Form 10-K for the year ended December 31, 2007. See Note 6 to the Consolidated Financial Statements included in this report for further discussion of investments and marketable securities.

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

Changes in Internal Control over Financial Reporting

Zebra completed acquisitions of WhereNet Corp., and Navis Holding, LLC during 2007. In our report on internal controls over financial reporting included in our Form 10-K for the period ended December 31, 2007, we excluded these acquisitions from the scope. For our report on internal controls over financial reporting to be included in Form 10-K for the period ended December 31, 2008, these acquisitions will be included in the scope. Management is currently in the process of documenting and evaluating the internal controls for these acquisitions.

In January 2008, Zebra began a program to update substantially all of its key financial systems over a three year period. The requirements for internal controls over financial reporting are a fundamental element of the design and implementation of these systems. As pieces of these systems are implemented, we conduct appropriate levels of testing and monitoring of the systems and update our internal controls over financial reporting with respect to the impacted areas. During the quarter ended June 28, 2008, we made additional changes to our controls and procedures as part of our ongoing monitoring of our controls. However, none of these changes has materially affected, or is reasonably likely to materially affect, and there were no other changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Pursuant to a merger agreement between Zebra, Waldo Acquisition Corp. (Zebra’s wholly owned subsidiary), and WhereNet Corp. (“WhereNet”), Zebra acquired WhereNet in January 2007. As part of the closing of the WhereNet acquisition, an escrow balance of approximately $13,600,000 was established against the total purchase price. On January 24, 2008, we made an indemnification claim against the sellers of WhereNet for the entire escrow balance, based on alleged inaccuracies in WhereNet’s representations to us under the merger agreement. On July 21, 2008, Daniel Doles and Crosspoint Venture Partners 1996, LLP, as the representatives of the shareholders of former WhereNet under the merger agreement, filed a declaratory action against Zebra in the United States District Court for the Northern District of California. The complaint disputes our right to the escrow balance and seeks declaratory relief regarding the WhereNet shareholders’ and Zebra’s rights and obligations with respect to the escrow balance. Zebra has not yet responded to the complaint.

See Note 14 to the Consolidated Financial Statements included in this report for additional information regarding other legal proceedings.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Treasury Shares

During the second quarter of 2008, Zebra purchased 461,413 shares of Zebra’s Class A Common Stock as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum number of shares that may yet be purchased under the program
April 2008 (March 29 – April 26)	444,147	$32.98	444,147	1,907,366
May 2008 (April 27 – May 24)	—	—	—	1,907,366
June 2008 (May 25 – June 28)	17,266	$32.80	17,266	1,890,100

Total	461,413		461,413

(1)	On February 25, 2008, Zebra announced that the Board authorized the purchase of 3,000,000 shares of Zebra common stock at prices to be determined at management’s discretion. The authorization did not have an expiration date. All remaining shares authorized for purchase at June 28, 2008 were authorized under the Board’s 2008 authorization.

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	The Company held its Annual Meeting of Stockholders on May 22, 2008.

(b)	The Company’s stockholders voted on the following proposals:

1.	Proposal 1. Election of Directors

For the election of the following named persons as directors of Zebra Technologies Corporation to hold office for a three-year term expiring at the 2011 Annual Meeting or until their respective successors are duly elected and qualified:

Directors	For	Authority Withheld

Anders Gustafsson	60,986,195	1,722,883

Andrew K. Ludwick	61,382,423	1,326,655

2.	Proposal 2. To ratify the selection by the Audit Committee of the Board of Directors of Ernst & Young LLP as the independent auditors of the Company’s financial statements for the year ending December 31, 2008.

For	Against	Abstain

61,300,736	1,304,287	104,055

Item 6.	Exhibits

10.1	Form of Restricted Stock Agreement under the Company’s 2006 Zebra Technologies Corporation Incentive Compensation Plan. (1)

10.2	Employment Agreement by and between Michael C. Smiley and the Company dated May 1, 2008. (2)

10.3	First Amendment to Non-Qualified Stock Option Agreement dated February 8, 2002, by and between Christopher G. Knowles and the Company dated May 22, 2008. (3)

10.4	First Amendment to Non-Qualified Stock Option Agreement dated February 8, 2006, by and between Christopher G. Knowles and the Company dated May 22, 2008. (3)

10.5	Form of Director 4-Year Vesting Non-Qualified Stock Option Agreement under the 2006 Zebra Technologies Corporation Incentive Compensation Plan. (3)

10.6	Form of Director 4-Year Vesting Non-Qualified Stock Option Agreement under the 2006 Zebra Technologies Corporation Incentive Compensation Plan. (3)

10.7	Manufacturing Services Agreement between Jabil Circuit, Inc. and the Company dated May 30, 2007 (portions of this exhibit have been omitted and have been filed separately with the Commission pursuant to a request for confidential treatment.) (4)

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Current Report on Form 8-K filed on April 30, 2008, and incorporated herein by reference.
(2)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Current Report on Form 8-K filed on May 7, 2008, and incorporated herein by reference.
(3)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Current Report on Form 8-K filed on May 29, 2008, and incorporated herein by reference.
(4)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Quarterly Report on Form 10-Q filed on May 1, 2008, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZEBRA TECHNOLOGIES CORPORATION

Date: July 30, 2008	By:	/s/ Anders Gustafsson
Anders Gustafsson
Chief Executive Officer

Date: July 30, 2008	By:	/s/ Michael C. Smiley
Michael C. Smiley
Chief Financial Officer