Form 10-Q
period 2008-09-27
ZEBRA TECHNOLOGIES CORP/DE
filed 2008-10-31
CIK 877212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2008

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes  ☐    No  ☒

As of October 24, 2008, there were the following shares outstanding:

Class A Common Stock, $.01 par value	63,389,519

ZEBRA TECHNOLOGIES CORPORATION

QUARTER ENDED SEPTEMBER 27, 2008

PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	September 27, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$46,877	$38,211
Restricted cash	1,763	2,497
Investments and marketable securities	81,646	98,438
Accounts receivable, net	171,928	150,775
Inventories, net	106,261	85,038
Deferred income taxes	14,953	14,772
Prepaid expenses and other current assets	12,910	31,101

Total current assets	436,338	420,832

Property and equipment at cost, less accumulated depreciation and amortization	70,700	67,686
Long-term deferred income taxes	29,688	28,407
Goodwill	264,647	246,510
Other intangibles, net	114,615	119,424
Long-term investments and marketable securities	116,571	142,033
Other assets	5,269	9,386

Total assets	$1,037,828	$1,034,278

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$46,744	$42,351
Accrued liabilities	63,064	69,437
Deferred revenue	21,906	9,633
Income taxes payable	2,594	751

Total current liabilities	134,308	122,172
Deferred rent	5,143	961
Other long-term liabilities	9,251	8,452

Total liabilities	148,702	131,585

Stockholders’ equity:
Preferred Stock	—	—
Class A Common Stock	722	722
Additional paid-in capital	143,727	141,522
Treasury stock	(299,757)	(205,058)
Retained earnings	1,039,452	960,512
Accumulated other comprehensive income	4,982	4,995

Total stockholders’ equity	889,126	902,693

Total liabilities and stockholders’ equity	$1,037,828	$1,034,278

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Net sales	$244,073	$217,218	$744,132	$634,706
Cost of sales	126,287	112,590	375,716	330,886

Gross profit	117,786	104,628	368,416	303,820

Operating expenses (income):
Selling and marketing	33,148	29,080	98,331	86,313
Research and development	21,711	13,904	64,467	41,958
General and administrative	18,534	21,694	67,795	59,502
Amortization of intangible assets	4,711	2,928	13,904	7,871
Claim settlement	(5,302)	—	(5,302)	—
Exit costs	2,570	—	10,484	—
Acquisition integration expenses	1,734	—	1,734	—
Acquired in-process research and development	—	—	—	1,853

Total operating expenses	77,106	67,606	251,413	197,497

Operating income	40,680	37,022	117,003	106,323

Other income (expense):
Investment income (loss)	(5,140)	4,393	(14)	15,421
Foreign exchange loss	247	(23)	878	(30)
Other, net	(185)	(230)	(1,089)	(530)

Total other income (expense)	(5,078)	4,140	(225)	14,861

Income before income taxes	35,602	41,162	116,778	121,184
Income taxes	9,832	14,201	37,838	41,874

Net income	$25,770	$26,961	$78,940	$79,310

Basic earnings per share	$0.40	$0.39	$1.21	$1.15
Diluted earnings per share	$0.40	$0.39	$1.20	$1.15

Basic weighted average shares outstanding	64,328	68,580	65,190	68,814
Diluted weighted average and equivalent shares outstanding	64,653	69,005	65,550	69,259

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Net income	$25,770	$26,961	$78,940	$79,310

Other comprehensive income (loss):
Foreign currency translation adjustment	(6,242)	1,132	(4,670)	2,578
Changes in unrealized gains/(losses) on hedging transactions, net of tax (benefit)	5,710	(3,217)	5,070	(3,102)
Changes in unrealized gains/(losses) on investments, net of tax benefit	(257)	1,144	(413)	729

Comprehensive income	$24,981	$26,020	$78,927	$79,515

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Nine Months Ended
	September 27, 2008	September 29, 2007
Cash flows from operating activities:
Net income	$78,940	$79,310
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,418	19,184
Stock-based compensation	10,780	11,333
Excess tax benefit from share-based compensation	(187)	(797)
Gain on sale of asset	(1,121)	—
Acquired in-process research and development	—	1,853
Deferred income taxes	(4,624)	(4,862)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(29,654)	(1,050)
Inventories	(22,575)	257
Other assets	930	111
Accounts payable	7,573	(6,016)
Accrued liabilities	(6,009)	12,190
Deferred revenue	13,279	1,788
Income taxes payable	2,295	(1,614)
Other operating activities	2,461	(2,001)

Net cash provided by operating activities	80,506	109,686

Cash flows from investing activities:
Purchases of property and equipment	(28,534)	(15,702)
Proceeds from sale of assets	14,796	—
Acquisition of businesses acquired, net of cash acquired	(18,570)	(141,277)
Acquisition of intangible assets	(1,100)	(2,800)
Purchases of investments and marketable securities	(502,699)	(645,843)
Maturities of investments and marketable securities	388,362	538,025
Sales of investments and marketable securities	178,104	190,393

Net cash provided by (used in) investing activities	30,359	(77,204)

Cash flows from financing activities:
Purchase of treasury stock	(107,504)	(48,913)
Proceeds from exercise of stock options and stock purchase plan purchases	4,343	7,593
Excess tax benefit from share-based compensation	187	797

Net cash used in financing activities	(102,974)	(40,523)

Effect of exchange rate changes on cash	775	(79)

Net increase (decrease) in cash and cash equivalents	8,666	(8,120)
Cash and cash equivalents at beginning of period	38,211	39,648

Cash and cash equivalents at end of period	$46,877	$31,528

Supplemental disclosures of cash flow information:
Income taxes paid	40,682	30,101

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

The consolidated balance sheet as of December 31, 2007, in this Form 10-Q is taken from the audited consolidated balance sheet in our Form 10-K. These interim financial statements include all adjustments (of a normal, recurring nature) necessary to present fairly Zebra’s consolidated financial position as of September 27, 2008, the consolidated results of operations for the three and nine months ended September 27, 2008 and September 29, 2007, and cash flows for the nine months ended September 27, 2008 and September 29, 2007. These results, however, are not necessarily indicative of results for the full year.

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

Included in our investment portfolio are four auction rate security instruments, which are classified as available for sale securities and are reflected at fair value. However, due to recent events in credit markets, the auction events for the instruments held by Zebra as of September 27, 2008, have failed. Therefore, the fair values of these securities are estimated utilizing broker quotations, discounted cash flow analysis or other types of valuation adjustment methodologies as of September 27, 2008. These analyses consider, among other items, the collateralization underlying the security instruments, the credit worthiness of the counterparty, the timing of expected future cash flows, estimates of the next time the security is expected to have a successful auction, and Zebra’s intent and ability to hold such securities until credit markets improve. These securities were also compared, when possible, to other securities with similar characteristics.

Of the four auction rate security instruments, Zebra deemed one item to be other than temporarily impaired. Therefore, we have recorded the market value decline in the amount of $4,374,000 for that security as an investment loss in the income statement. The decline in the market value of the other securities is considered temporary and was recorded in accumulated other comprehensive income (loss) on the balance sheet. Since Zebra believes we will hold these securities until they are sold at auction, redeemed at carrying value or reach maturity, we have classified them as long term investments in the balance sheet.

Financial assets and liabilities carried at fair value as of September 27, 2008 are classified in the table below in one of the three categories described above (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Restricted cash	$1,763	$—	$—	$1,763
Available-for-sale securities	190,546	—	7,671	198,217
Money market investments related to the deferred compensation plan	3,961	—	—	3,961

Total assets at fair value	$196,270	$—	$7,671	$203,941

Liabilities:
Forward contracts (1)	$(541)	$846	$—	$305
Liabilities related to the deferred compensation plan	3,859	—	—	3,859

Total liabilities at fair value	$3,318	$846	$—	$4,164

1)	The fair value of forward contracts are calculated as follows:
a.	Fair value of forward collar contract associated with forecasted sales hedges are calculated using the midpoint of ask and bid rates for similar contracts.
b.	Fair value of regular forward contracts associated with forecasted sales hedges are calculated using the month-end exchange rate adjusted for the discount rate (3 month LIBOR rate).
c.	Fair value of balance sheet hedges are calculated at the month end exchange rate adjusted for current forward points unless the hedge has been traded but not settled at month end. If this is the case, the fair value is calculated at the rate at which the hedge is being settled.

Based on changed conditions in the credit markets, Zebra changed our valuation methodology for auction rate security instruments as noted above during the third quarter of 2008. Accordingly, these securities changed from Level 1 to Level 3 within SFAS No. 157’s hierarchy since Zebra’s initial adoption of SFAS No. 157 at January 1, 2008.

The following table presents Zebra’s activity for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in SFAS No. 157, for the nine months ended September 27, 2008 (in thousands):

Auction Rate Securities
Balance at December 31, 2007	$—
Transfers to Level 3	12,350
Total losses (realized or unrealized):
Included in earnings	(4,374)
Included in other comprehensive income (loss)	(305)
Purchases and settlements (net)	—

Balance at September 27, 2008	$7,671

Total gains and (losses) for the period included in earnings attributable to the change in unrealized losses relating to assets still held at September 27, 2008	$—

Note 3 – Stock-Based Compensation

As of September 27, 2008, Zebra had a stock option plan and a stock purchase plan available for future grants. We accounted for these plans in accordance with SFAS No. 123(R), Share-Based Payments. Zebra recognizes compensation costs over the vesting period of 1 month to 5 years.

The compensation expense and the related tax benefit for share-based payments were included in the Consolidated Statement of Earnings as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Cost of sales	$311	$385	$896	$1,228
Selling and marketing	731	732	2,087	1,847
Research and development	622	510	1,636	1,701
General and administrative	2,182	3,149	5,763	6,557
Acquisition integration expenses	398	—	398	—

Total compensation	4,244	4,776	10,780	11,333

Income tax benefit	$1,464	$1,648	$3,719	$3,910

SFAS No. 123(R) requires the cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized (excess tax benefits) to be classified as financing cash flows in the statement of cash flows. As a result, $187,000 of excess tax benefits for the nine months ended September 27, 2008, have been classified as financing cash flows. The excess tax benefits for the nine months ended September 29, 2007 was $797,000.

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

	Nine Months Ended
	September 27, 2008	September 29, 2007
Expected dividend yield	0%	0%
Forfeiture rate	8.99%	7.69%
Volatility	37.79%	34.73%
Risk free interest rate	3.17%	4.55%
- Range of interest rates	0.81% - 3.87%	4.55% - 5.03%
Expected weighted-average life	5.09 years	4.88 years
Fair value of options granted	$7,465,000	$8,859,000
Weighted-average grant date fair value of options granted	$13.50	$13.97

The fair value of the purchase rights of all Zebra employees issued under the Stock Purchase Plan is estimated using the following weighted-average assumptions for purchase rights granted. Expected lives of three months to one year have been used along with these assumptions.

	Nine Months Ended
	September 27, 2008	September 29, 2007
Fair market value	$27.85	$36.49
Option price	$23.67	$31.02
Expected dividend yield	0%	0%
Expected volatility	38%	25%
Risk free interest rate	1.87%	4.83%

Stock option activity for the nine-month period ended September 27, 2008, was as follows:

	2008
Fixed Options	Shares	Weighted-Average Exercise Price
Outstanding at beginning of year	3,024,956	$34.70
Granted	553,054	36.18
Exercised	(168,316)	17.27
Forfeited	(170,918)	36.62
Expired	(22,042)	43.98

Outstanding at end of period	3,216,734	$35.70
Options exercisable at end of period	1,727,472	$33.03
Intrinsic value of options exercised	$2,899,000

The following table summarizes information about fixed stock options outstanding at September 27, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
$ 1.29-$21.62	563,516	3.79 years	$17.94	495,160	$18.26
$ 21.62-$35.75	651,336	5.15 years	29.55	449,310	27.40
$ 35.75-$41.25	922,998	8.92 years	38.44	137,158	40.13
$ 41.25-$46.18	638,775	7.27 years	44.27	356,827	44.90
$ 46.18-$53.92	440,109	5.54 years	49.40	289,017	49.04

	3,216,734			1,727,472

	Options Outstanding	Options Exercisable
Aggregate intrinsic value	$7,377,000	$6,433,000
Weighted-average remaining contractual term	6.5 years	4.7 years

As of September 27, 2008, there was $24,806,000 of unearned compensation cost related to stock options granted under the plans. That cost is expected to be recognized over a weighted-average period of 2.8 years.

Note 4 – Inventories

The components of inventories are as follows (in thousands):

	September 27, 2008	December 31, 2007
Raw materials	$52,989	$46,572
Work in process	1,498	1,103
Deferred costs of long-term contracts	4,762	1,469
Finished goods	47,012	35,894

Total inventories	$106,261	$85,038

Note 5 – Business Combinations

Multispectral Solutions Inc. On April 1, 2008, Zebra acquired all of the outstanding stock of Multispectral Solutions Inc. (MSSI) for $18,348,000, which is net of cash acquired and includes transaction costs. Headquartered in Germantown, Maryland, MSSI is a global provider of ultra wideband (UWB) real-time locating systems and other UWB-based wireless technology. Zebra acquired this company to further extend our range of solutions to help our customers identify, track and manage a broader range of assets. The consolidated statements of earnings reflect the results of operations of MSSI since the effective date of the purchase. The pro forma impact of this acquisition was not significant.

The following table (in thousands) summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition.

At December 14, 2007
Current assets	$1,424
Property and equipment	70
Intangible assets	8,000
Goodwill	12,805

Total assets acquired	$22,299

Deferred tax liability	(3,011)
Current liabilities	(940)

Net assets acquired	$18,348

On a preliminary basis pending the receipt of final valuations, the purchase price was allocated to identifiable tangible and intangible assets acquired and liabilities assumed based on their estimated fair values resulting in goodwill of $12,805,000. The intangible assets of $8,000,000 consist of the following (in thousands):

	Amount	Useful life
Customer relationships	1,000	10 years
Developed technology	7,000	8 years

The goodwill is not deductible for tax purposes.

Navis, LLC. On December 14, 2007, Zebra acquired all of the outstanding stock of Navis Holdings, LLC (Navis) for $144,067,000, which is net of cash acquired and includes transaction costs. Headquartered in Oakland, California, Navis provides solutions to optimize the flow of goods through marine terminals and other operations managing cargo in the supply chain. Zebra acquired this company to further extend our range of solutions to help our customers identify, track and manage a broader range of assets. The consolidated statements of earnings reflect the results of operations of Navis since the effective date of the purchase. The pro forma impact of this acquisition was not significant.

The following table (in thousands) summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition.

At December 14, 2007
Current assets	$26,253
Property and equipment	2,601
Intangible assets	58,400
Goodwill	76,340

Total assets acquired	$163,594

Current liabilities	(19,527)

Net assets acquired	$144,067

On a preliminary basis pending the receipt of final valuations, the purchase price was allocated to identifiable tangible and intangible assets acquired and liabilities assumed based on their estimated fair values resulting in goodwill of $76,340,000. Of this amount, $1,531,000 was added to goodwill as a result of purchase accounting adjustments during 2008. The intangible assets of $58,400,000 consist of the following (in thousands):

	Amount	Useful life
Trade names	$2,300	2 years
Customer relationships	39,000	15 years
Developed technology	17,100	6 years

The goodwill is deductible for tax purposes.

proveo AG. On July 2, 2007, Zebra acquired all of the outstanding stock of proveo AG for approximately $15,000,000, which is net of cash acquired and transaction costs. This transaction called for potential payments of $5,100,000 in addition to the initial purchase price payment. These payments were contingent upon gross profit of specific products shipped for the first eighteen months after the acquisition. During the third quarter of 2008, the first of these payments was made for $3,738,000 and added to Zebra’s goodwill. One additional and final payment may be made in the fourth quarter of 2008 and would be added to goodwill at that time.

Note 6 – Investments and Marketable Securities

We classify our investments in marketable debt securities as available-for-sale in accordance with the classifications defined in SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. As of September 27, 2008, all of our investments in marketable debt securities with maturities greater than one year are classified as long-term investments on the balance sheet due to our ability and intent to hold them until maturity.

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

Change in unrealized gains and losses on available-for-sale securities are included in these financial statements as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Changes in unrealized gains and losses on available- for-sale securities, net of tax, recorded in accumulated other comprehensive income	$(257)	$1,144	$(413)	$729

During the third quarter of 2008, Zebra recorded losses on an auction rate security instrument in the amount of $4,374,000 and on a separate long-term equity investment which was included in other assets in the amount of $2,897,000. These losses were included in investment income. See Note 2 for further information regarding the auction rate security valuations.

Note 7 – Stockholders’ Equity

Share count and par value data related to stockholders’ equity are as follows:

	September 27, 2008	December 31, 2007
Preferred Stock
Par value per share	$0.01	$0.01
Shares authorized	10,000,000	10,000,000
Shares outstanding	—	—
Common Stock - Class A
Par value per share	$0.01	$0.01
Shares authorized	150,000,000	150,000,000
Shares issued	72,151,857	72,151,857
Shares outstanding	63,336,069	66,370,248
Treasury stock
Shares held	8,815,788	5,781,609

During the nine months ended September 27, 2008, Zebra purchased 3,380,700 shares of Zebra Class A Common Stock for $107,504,000. We reissued 346,521 treasury shares upon exercise of stock options and purchases under the stock purchase plan during the first nine months of 2008.

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

•	Unrealized gains (losses) on investments classified as available-for-sale are deferred from income statement recognition until the gains or losses are realized. See Note 6 above for more details.

The components of other comprehensive income included in the Consolidated Statements of Comprehensive Income are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Foreign currency translation adjustments	$(6,242)	$1,132	$(4,670)	$2,578

Changes in unrealized gains and losses on foreign currency hedging activities:
Gross	$9,157	$(5,159)	$8,130	$(4,974)
Income tax (benefit)	3,447	(1,942)	3,060	(1,872)

Net	$5,710	$(3,217)	$5,070	$(3,102)

Changes in unrealized gains and losses on investments classified as available-for-sale:
Gross	$(412)	$1,835	$(662)	$1,169
Income tax (benefit)	(155)	691	(249)	440

Net	$(257)	$1,144	$(413)	$729

The components of accumulated other comprehensive income (loss) included in the Consolidated Balance Sheets are as follows (in thousands):

	As of
	September 27, 2008	December 31, 2007
Foreign currency translation adjustments	$6,007	$10,677

Unrealized losses on foreign currency hedging activities:
Gross	$(1,122)	$(9,252)
Income tax benefit	(422)	(3,482)

Net	$(700)	$(5,770)

Unrealized gains and losses on investments classified as available-for-sale:
Gross	$(521)	$141
Income tax (benefit)	(196)	53

Net	$(325)	$88

Note 9 – Earnings Per Share

Earnings per share were computed as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Basic earnings per share:
Net income	$25,770	$26,961	$78,940	$79,310

Weighted average common shares outstanding	64,328	68,580	65,190	68,814

Per share amount	$0.40	$0.39	$1.21	$1.15

Diluted earnings per share:
Net income	$25,770	$26,961	$78,940	$79,310

Weighted average common shares outstanding	64,328	68,580	65,190	68,814
Add: Effect of dilutive securities – stock options	325	425	360	445

Diluted weighted average and equivalent shares outstanding	64,653	69,005	65,550	69,259

Per share amount	$0.40	$0.39	$1.20	$1.15

Potentially dilutive securities that were excluded from the earnings per share calculation consist of stock options with an exercise price greater than the average market closing price of the Class A common stock. These options were as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Potentially dilutive shares	2,268,000	1,614,000	2,251,000	1,608,000

Note 10 – Goodwill and Other Intangible Asset Data

Intangible asset data are as follows (in thousands):

	September 27, 2008		December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Current technology	$58,655	$(19,289)	$51,700	$(13,526)
Patent and patent rights	32,526	(9,592)	31,697	(6,468)
Customer relationships	61,944	(9,629)	60,685	(4,664)

Total	$153,125	$(38,510)	$144,082	$(24,658)

Unamortized intangible assets
Goodwill	$264,647		$246,510

Aggregate amortization expense
For the year ended December 31, 2007			$11,128
For the three months ended September 27, 2008	$4,711
For the nine months ended September 27, 2008	13,904

Estimated amortization expense
For the year ended December 31, 2008	18,553
For the year ended December 31, 2009	18,520
For the year ended December 31, 2010	16,550
For the year ended December 31, 2011	16,170
For the year ended December 31, 2012	15,280
Thereafter	43,446

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

Hedging of Net Assets

We use forward contracts and options to manage exposure related to our pound and euro denominated net assets. We record gains and losses on these contracts and options in income each quarter along with the transaction gains and losses related to our net euro asset position, which would ordinarily offset each other. Summary financial information related to these activities follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Change in gains and losses from foreign exchange derivatives	$114	$(1,770)	$(3,813)	$(1,877)
Gain on net foreign currency assets	133	1,747	4,691	1,847

Net foreign exchange gain/(loss)	$247	$(23)	$878	$(30)

	As of
	September 27, 2008	December 31, 2007
Notional balance of outstanding contracts:
Pound/US dollar	£4,000	£3,000
Euro/US dollar	€7,000	€14,000
Euro/Pound	€23,000	€20,500
Net fair value of outstanding contracts	$(494)	$(104)

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

	As of
	September 27, 2008	December 31, 2007
Net unrealized losses deferred in other comprehensive income:
Gross	$(1,122)	$(9,252)
Income tax benefit	(422)	(3,482)

Net	$(700)	$(5,770)

Notional balance of outstanding contracts	€24,000	€108,500
Hedge effectiveness	100%	100%

	September 27, 2008	September 29, 2007
Net losses included in revenue for the:
Three months ended	$(5,090)	$(705)
Nine months ended	(12,886)	(1,795)

The duration of our forecasted sales hedge contracts is less than three months.

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

Segment information is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Net sales:
SPG	$218,452	$211,117	$671,965	$615,806
ESG	25,621	6,101	72,167	18,900

Total	$244,073	$217,218	$744,132	$634,706

Operating income (loss):
SPG	$54,494	$57,060	$175,663	$159,850
ESG	(1,637)	(3,703)	(16,340)	(10,253)
Corporate and other	(12,177)	(16,335)	(42,320)	(43,274)

Total	$40,680	$37,022	$117,003	$106,323

	September 27, 2008	December 31, 2007
Identifiable assets:
SPG	$405,279	$370,786
ESG	345,624	320,689
Corporate and other	286,925	342,803

Total	$1,037,828	$1,034,278

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

In January 2008, we initiated a plan to close our supplies manufacturing plant in Warwick, Rhode Island. This plant’s operations were transferred to a new facility in Flowery Branch, Georgia, which is now our East Coast supplies manufacturing facility. This transition was completed during the second quarter. We do not expect to incur any further costs associated with this plan. Costs incurred through September 27, 2008 were (in thousands):

Type of Cost
Severance, stay bonuses, and other employee-related expenses	$341
Other exit costs	223

Total	$564

In February 2008, we announced plans to establish regional distribution and configuration centers, consolidate our supplier base, and transfer final assembly of thermal printers to Jabil Circuit, Inc., a global third-party electronics manufacturer. These actions are intended to optimize our global printer product supply chain by improving responsiveness to customer needs and increasing Zebra’s flexibility to meet emerging business opportunities. As a result, all printer manufacturing in our Vernon Hills, Illinois and Camarillo, California will be transferred to Jabil’s facility in Guangzhou, China. This transition is expected to take 18 to 24 months to complete. As of September 27, 2008, we expect to incur the following exit costs (in thousands):

Type of Cost	Cost incurred as of September 27, 2008	Additional cost expected	Total costs expected to be incurred
Severance, stay bonuses, and other employee-related expenses	$3,201	$2,799	$6,000
Professional services	4,294	671	4,965
Relocation and transition costs	2,425	11,696	14,121

Total	$9,920	$15,166	$25,086

Liabilities and expenses related to exit activities for the nine months ended September 27, 2008, were as follows (in thousands):

	Severance, stay bonuses, and other employee- related expenses	Professional services	Relocation and transition costs	Other exit costs	Total
Accrued liabilities related to exit activities at December 31, 2007	$—	$—	$—	$—	$—
Expenses incurred for the six months ended June 28, 2008	3,172	3,194	1,321	227	7,914
Expenses incurred for the three months ended September 27, 2008	370	1,100	1,104	(4)	2,570

Expenses incurred for the nine months ended September 27, 2008	3,542	4,294	2,425	223	10,484
Less: Amounts paid for the nine months ended September 27, 2008	(429)	(4,294)	(2,425)	(88)	(7,236)

Accrued liabilities related to exit activities at September 27, 2008	$3,113	$—	$—	$135	$3,248

All current exit costs are included in operating expenses for the Specialty Printing Group.

Note 14 – Acquisition Integration Expenses

During 2008, Zebra began an integration project to combine our most recent acquisitions of WhereNet Corp., proveo AG, Navis, LLC, and Multispectral Solutions, Inc., to form the Enterprise Solutions Group. As a result, Zebra incurred $1,734,000 in acquisition integration expenses, primarily severance costs, which are included in operating expenses as a separate line item.

Note 15 – Contingencies

During January, 2007, Zebra acquired WhereNet Corp. As part of the closing of this acquisition, an escrow balance of approximately $13,600,000 was established against the total purchase price. On January 24, 2008, Zebra made an indemnification claim against the sellers of WhereNet for the entire escrow balance, alleging that Zebra was entitled to indemnification from the former shareholders of WhereNet as a result of, among other things, breaches of the representations and warranties in the acquisition agreement and potential third party claims. Representatives of the former shareholders disputed the allegations and filed a declaratory action to obtain the escrowed funds. The dispute was settled and the complaint was dismissed in September 2008. In accordance with the settlement agreement, Zebra received $7 million of the escrowed funds, and the remainder was distributed to the former shareholders and vested option holders of WhereNet pursuant to the terms of the acquisition agreement.

After Zebra made its indemnification claim and before the settlement agreement was reached, Zebra agreed to make whole its current employees that had been shareholders and vested option holders of WhereNet by paying them the amount that would have been due to them as former shareholders or vested option holders under the acquisition agreement if Zebra was not paid any of the escrowed funds. In addition, Zebra agreed to gross up those payments to cover the differential between what the employees would have owed in taxes had they received the payments directly out of the escrow and the amount the employees would now owe as a result of receiving part of those funds from Zebra as ordinary income. We recorded expense in the amount of $1,698,000 related to these payments. This expense was netted against the $7,000,000 received from the escrow settlement and is shown on the consolidated statement of earnings on a separate line called claim settlement.

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

Note 16 – Warranty. In general, Zebra provides warranty coverage of one year on printers against defects in material and workmanship. Printheads are warranted for six months and batteries are warranted for three months. A provision for warranty expense is recorded at the time of shipment and adjusted quarterly based on historical warranty experience. The following is a summary of Zebra’s accrued warranty obligation (in thousands).

	Nine Months Ended September 27, 2008	Nine Months Ended September 29, 2007
Balance at the beginning of the year	$3,411	$2,250
Warranty expense year-to-date	3,999	4,863
Warranty payments made year-to-date	(3,396)	(4,025)

Balance at the end of the period	$4,014	$3,088

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

	Nine Months Ended September 27, 2008	Nine Months Ended September 29, 2007
Balance at the beginning of the year	$3,706	$2,115
Recycling expense year-to-date	(2,410)	1,357
Recycling payments made year-to-date	(10)	—
Exchange rate impact	(128)	94

Balance at the end of the period	$1,158	$3,566

We reexamined the environmental recycling reserves based on our three years of experience of providing for such reserves and determined the reserve to be higher than necessary. Therefore, we released $3,757,000 from the reserve during the second quarter of 2008.

Note 17 – Income Taxes

On January 1, 2007, we adopted Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109. According to FIN No. 48, we identified, evaluated, and measured the amount of income tax benefits to be recognized for all of our income tax positions. The net income tax assets recognized under FIN No. 48 did not differ from the net assets recognized before adoption, and, therefore, we did not record an adjustment related to the adoption of FIN No. 48. Zebra did not have any unrecognized tax benefits as of September 27, 2008. Zebra’s continuing practice is to recognize interest and/or penalties related to income tax matters as part of income tax expense.

Zebra concluded U.S. federal income tax audits for years 2005 and 2006 during the 3rd quarter. The 2007 tax year remains open. As a result of the audits, additional income tax expense in the amount of $758,949 was incurred. In addition, interest expense in the amount of $146,937, net of tax benefits, was incurred. These amounts are included as part of current quarter income tax expense. The tax years 2004 through 2007 remain open to examination by various state taxing jurisdictions.

The effective income tax rate for the third quarter of 2008 was 27.2% compared with 34.5% for the corresponding period in 2007. For the year to-date, the effective income tax rate was 32.4% for 2008 and 34.6% for 2007. The 2008 rates were affected by the $7,000,000 payment we received from the WhereNet escrow claim settlement discussed in Note 15, which is not taxable.

Note 18 – Sale Leaseback Accounting

In conjunction with our transition of printer manufacturing to a third-party manufacturer, we entered into a sale and leaseback transaction during the third quarter of 2008 for our manufacturing facility located in Camarillo, California. Zebra received net proceeds of $14,796,000 against a net book value of $10,669,000. Of the $4,127,000 gain, $3,006,000 was deferred and will be applied against future rental payments, and $1,121,000 was a reduction to the general and administrative expenses.

Note 19 – Revolving Credit Agreement

On August 14, 2008, Zebra entered into a revolving credit agreement for a five-year $100 million revolving credit facility. This revolving credit facility has a $100 million accordion feature that allows Zebra to increase the facility up to a total of $200 million subject to obtaining commitments for the incremental capacity from existing or new lenders. The loans under this credit facility will be available for general corporate purposes of Zebra and its subsidiaries in the ordinary course of business and other purposes permitted by the agreement.

This credit agreement is guaranteed by certain of Zebra’s domestic subsidiaries. Loans under the agreement shall bear interest at a rate equal to the prime rate or a spread over the applicable LIBOR rate, as selected by Zebra. This spread for LIBOR-based loans is dependent on our ratio of Total Debt to EBITDA, as defined in the agreement, and ranges from 0.50% to 1.25%. The spread in effect at closing for LIBOR-based loans was .50%.

The credit agreement includes customary representations, warranties, affirmative and negative covenants (including, among others, restrictions on the payment of cash dividends) and events of default (and related remedies, including acceleration and increased interest rates following an event of default). It also contains financial covenants tied to Zebra’s leverage ratio and fixed charge coverage ratio. As of September 27, 2008, we had established letters of credit amounting to $2,580,000, which reduce the funds available for borrowing under the agreement.

Note 20 – New Accounting Pronouncements

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

Consolidated Results of Operations

Net sales for the third quarter of 2008 increased 12.4% with growth in all regions, compared with the third quarter of 2007. Sales from recent acquisitions supplemented continued sales growth of our established specialty printing lines. Gross profit margin for the third quarter of 2008 increased slightly from the same period a year ago as a result of higher margins of acquired companies offset by lower than normal margins in our North American supplies business.

Higher operating expenses resulted from increases in payroll costs, advertising costs and market development costs, and travel and entertainment expenses. Recent acquisitions contributed to the increases in operating expenses by increasing third quarter selling and marketing expenses by $2,800,000, research and development expenses by $5,163,000, general and administrative expenses by $2,126,000, and amortization of intangibles by $2,028,000. Operating expenses were decreased by income recorded as a result of the sale of our Camarillo facility in the amount of $1,121,000 included in general and administrative expenses and the WhereNet escrow claim settlement in the amount of $5,302,000 included on a separate line. We also incurred exit costs during the quarter of $2,570,000 related to the transfer of our printer manufacturing to a third-party manufacturer and the closure of our Warwick, Rhode Island, supplies manufacturing facility and integration costs in our Enterprise Solutions group of $1,734,000. For the third quarter of 2007, operating expenses included $3,979,000 in one-time charges to general and administrative expenses related to the retirement of former CEO Ed Kaplan and Board of Director project activity related to the search and hiring of a new chief executive officer.

For the year-to-date, exit costs were $10,484,000. The 2008 year-to-date increases related to recent acquisitions were $10,092,000 for selling and marketing expenses, $15,059,000 for research and development expenses, $5,506,000 for general and administrative expenses, and $5,805,000 for amortization of intangibles.

	Three Months Ended
	September 27, 2008	September 29, 2007	Percent Change	Percent of Total Sales - 2008	Percent of Total Sales - 2007
Net sales	$244,073	$217,218	12.4	100.0	100.0
Cost of sales	126,287	112,590	12.2	51.7	51.8

Gross profit	117,786	104,628	12.6	48.3	48.2
Operating expenses	77,106	67,606	14.1	31.6	31.2

Operating income	40,680	37,022	9.9	16.7	17.0
Other income (loss)	(5,078)	4,140	NM	(2.1)	1.9

Income before income taxes	35,602	41,162	(13.5)	14.6	18.9
Income taxes	9,832	14,201	(30.8)	4.0	6.5

Net income	$25,770	$26,961	(4.4)	10.6	12.4

Diluted earnings per share	$0.40	$0.39

	Nine Months Ended
	September 27, 2008	September 29, 2007	Percent Change	Percent of Total Sales - 2008	Percent of Total Sales - 2007
Net sales	$744,132	$634,706	17.2	100.0	100.0
Cost of sales	375,716	330,886	13.5	50.5	52.1

Gross profit	368,416	303,820	21.3	49.5	47.9
Operating expenses	251,413	197,497	27.3	33.8	31.1

Operating income	117,003	106,323	10.0	15.7	16.8
Other income (loss)	(225)	14,861	NM	(0.0)	2.3

Income before income taxes	116,778	121,184	(3.6)	15.7	19.1
Income taxes	37,838	41,874	(9.6)	5.1	6.6

Net income	$78,940	$79,310	(0.5)	10.6	12.5

Diluted earnings per share	$1.20	$1.15

Sales by product category, percent change, and percent of total sales for the three and nine months ended September 27, 2008, and September 29, 2007, were (in thousands, except percentages):

	Three Months Ended
Product Category	September 27, 2008	September 29, 2007	Percent Change	Percent of Total Sales - 2008	Percent of Total Sales - 2007
Hardware	$175,663	$164,756	6.6	72.0	75.8
Supplies	45,530	41,731	9.1	18.7	19.2
Service and software	26,260	9,728	169.9	10.8	4.5
Shipping and handling	1,710	1,708	0.1	0.6	0.8
Cash flow hedging activities	(5,090)	(705)	NM	(2.1)	(0.3)

Total sales	$244,073	$217,218	12.4	100.0	100.0

	Nine Months Ended
Product Category	September 27, 2008	September 29, 2007	Percent Change	Percent of Total Sales - 2008	Percent of Total Sales - 2007
Hardware	$541,483	$482,640	12.2	72.8	76.1
Supplies	131,236	120,098	9.3	17.6	18.9
Service and software	78,955	28,681	175.3	10.6	4.5
Shipping and handling	5,344	5,082	5.2	0.7	0.8
Cash flow hedging activities	(12,886)	(1,795)	NM	(1.7)	(0.3)

Total sales	$744,132	$634,706	17.2	100.0	100.0

Sales to customers by geographic region, percent changes and percent of total sales for the three and nine months ended September 27, 2008, and September 29, 2007, were (in thousands, except percentages):

	Three Months Ended
Geographic Region	September 27, 2008	September 29, 2007	Percent Change	Percent of Total Sales - 2008	Percent of Total Sales - 2007
Europe, Middle East and Africa	$85,381	$74,200	15.1	35.0	34.2
Latin America	21,268	16,703	27.3	8.7	7.7
Asia-Pacific	26,560	21,221	25.2	10.9	9.8

Total International	133,209	112,124	18.8	54.6	51.7
North America	110,864	105,094	5.5	45.4	48.3

Total sales	$244,073	$217,218	12.4	100.0	100.0

	Nine Months Ended
Geographic Region	September 27, 2008	September 29, 2007	Percent Change	Percent of Total Sales - 2008	Percent of Total Sales - 2007
Europe, Middle East and Africa	$276,538	$226,330	22.2	37.2	35.7
Latin America	58,618	44,638	31.3	7.9	7.0
Asia-Pacific	76,694	55,771	37.5	10.3	8.8

Total International	411,850	326,739	26.0	55.4	51.5
North America	332,282	307,967	7.9	44.6	48.5

Total sales	$744,132	$634,706	17.2	100.0	100.0

Zebra’s non-operating income and expense items are summarized in the following table (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Investment income (loss)	$(5,140)	$4,393	$(14)	$15,421
Foreign exchange loss	247	(23)	878	(30)
Other, net	(185)	(230)	(1,089)	(530)

Total other income (loss)	$(5,078)	$4,140	$(225)	$14,861

Rate of Return Analysis:
Average cash and marketable securities balances	$258,503	$480,509	$264,018	$514,275
Annualized rate of return	(8.0)%	3.7%	0.0%	4.0%

Cash and marketable securities balances and resulting investment income for the third quarter of 2008 have decreased substantially compared to the third quarter of 2007 as a result of payments for recent acquisitions and for the repurchase of Zebra Class A common stock. During the third quarter of 2008, Zebra recorded losses on an auction rate security in the amount of $4,374,000 and on a long-term equity investment which was included in other assets in the amount of $2,897,000. See Note 2 to the Consolidated Financial Statements for further discussion of the valuation of the auction rate securities. Excluding these two write-downs, Zebra’s annualized rate of return would have been 3.3% for the second quarter of 2008 and 3.7% for the year to-date in 2008.

Specialty Printing Group

	Three Months Ended
	September 27, 2008	September 29, 2007	Percent Change	Percent of Total Sales - 2008	Percent of Total Sales - 2007
Net sales	$218,452	$211,117	3.5	100.0	100.0
Cost of sales	114,999	108,939	5.6	52.6	51.6

Gross profit	103,453	102,178	1.2	47.4	48.4
Operating expenses	48,959	45,118	8.5	22.4	21.4

Operating income	54,494	57,060	(4.5)	25.0	27.0

	Nine Months Ended
	September 27, 2008	September 29, 2007	Percent Change	Percent of Total Sales - 2008	Percent of Total Sales - 2007
Net sales	$671,965	$615,806	9.1	100.0	100.0
Cost of sales	341,149	318,893	7.0	50.8	51.8

Gross profit	330,816	296,913	11.4	49.2	48.2
Operating expenses	155,153	137,063	13.2	23.1	22.3

Operating income	175,663	159,850	9.9	26.1	25.9

Net sales in our Specialty Printing Group (SPG) increased 3.5% during the third quarter of 2008 compared with the third quarter of 2007, with strength in our Latin America and Asia Pacific geographic regions contributing to the growth. New printer products (defined as printers released within 18 months prior to the end of the applicable fiscal period) accounted for 20.1% of printer sales in the third quarter of 2008, compared with 5.9% of printer sales in the third quarter of 2007 and 18.8% for the second quarter of 2008. Year to-date new printer products accounted for 19.3% of printer sales in 2008, compared with 9.1% for the corresponding period of 2007.

Our international sales are denominated in multiple currencies, primarily the dollar, pound and euro. This directly causes our reported sales to be subject to fluctuations based on changes in currency rates. To partially protect Zebra against these currency rate fluctuations, we hedge a portion of the anticipated euro-denominated sales. We estimate that foreign exchange movements of the euro and the pound versus the dollar had a negative impact of $137,000 on sales, net of the hedging activities, during the third quarter of 2008. For the year to-date, there was a net positive impact of the currency rate fluctuations and hedging activities of $12,126,000. See Note 11 to the Consolidated Financial Statements included in this report for a more detailed discussion of our hedging program.

Printer unit volumes and average selling price information is summarized below:

	Three Months Ended			Nine Months Ended
	September 27, 2008	September 29, 2007	Percent Change	September 27, 2008	September 29, 2007	Percent Change
Total printers shipped	241,717	228,313	5.9	722,576	684,642	5.5
Average selling price of printers shipped	$596	$585	1.9	$613	$575	6.6

For the third quarter of 2008, unit volumes increased in nearly all printer product lines compared to the third quarter of 2007 with particular strength in mid-range, mobile and card printers.

Gross profit margin for SPG was affected by lower than normal margins in our North American supplies related to transferring lines to and installing new equipment in our new facility in Atlanta. Foreign currency movements, net of hedging activities, had a minimal impact and decreased third quarter gross profit by $15,000. Foreign currency movements, net of hedging activities, for the year to-date were a gain of $10,742,000 on gross profit.

Operating expenses increased for SPG in 2008, compared to the same periods in 2007, in the following amounts:

	Three Months Ended September 27, 2008	Nine Months Ended September 27, 2008
Payroll and benefit costs	$2,226	$5,377
Professional services	1,100	1,313
Sales meeting expenses	(325)	1,500
Exit costs	2,570	10,484
Gain on sale of assets	(1,347)	(1,393)
Facility relocation costs	89	1,083
Other changes	(472)	(274)

Total increases	$3,841	$18,090

The payroll and benefit cost increase includes approximately $550,000 for severance not related to the exit activities. Exit costs relate to the transfer of our printer manufacturing to a third-party manufacturer and the closure of our Warwick, Rhode Island supplies manufacturing facility. Facility relocation costs relate to the move of our High Wycombe, UK location into a new facility.

During the third quarter of 2008, we completed a sale and leaseback transaction for our manufacturing facility located in Camarillo, California. Zebra received net proceeds of $14,796,000 against a net book value of $10,669,000. Of the $4,127,000 gain, $3,006,000 was deferred and will be applied against future rental payments, and $1,121,000 was recognized in general and administrative expenses.

Enterprise Solutions Group

	Three Months Ended
	September 27, 2008	September 29, 2007	Percent Change	Percent of Total Sales - 2008	Percent of Total Sales - 2007
Net sales	$25,621	$6,101	319.9	100.0	100.0
Cost of sales	11,288	3,651	209.2	44.1	59.8

Gross profit	14,333	2,450	485.0	55.9	40.2
Operating expenses	15,970	6,153	159.5	62.3	100.9

Operating loss	(1,637)	(3,703)	NM	(6.4)	(60.7)

	Nine Months Ended
	September 27, 2008	September 29, 2007	Percent Change	Percent of Total Sales - 2008	Percent of Total Sales - 2007
Net sales	$72,167	$18,900	281.8	100.0	100.0
Cost of sales	34,567	11,993	188.2	47.9	63.4

Gross profit	37,600	6,907	444.4	52.1	36.6
Operating expenses	53,940	17,160	214.3	74.7	90.8

Operating loss	(16,340)	(10,253)	NM	(22.6)	(54.2)

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

ESG operating expenses for the third quarter of 2008 reflect spending rates for all of the businesses acquired during 2007 and 2008 that comprise ESG. The operating expenses for ESG for the third quarter of 2008 are not comparable to the operating expenses for the third quarter of 2007 because the operating expenses for the third quarter of 2007 do not include the financial results for all of those businesses.

Included in ESG operating expenses for the third quarter is a $5,302,000 reduction of expenses related to a payment received from the WhereNet escrow claim net settlement. See Note 15 of the Consolidated Financial Statements for further information. Operating expenses for ESG include acquisition integration costs of $1,734,000 and amortization expense of $3,249,000 for the third quarter of 2008. Amortization expense for the third quarter of 2007 was $1,516,000. For the year to-date, amortization expense for ESG was $9,535,000, compared to $3,679,000 for the corresponding period in 2007. A charge for acquired in process technology of $1,853,000 was also included in year to-date expenses for 2007.

Liquidity and Capital Resources

As of September 27, 2008, Zebra had $246,857,000 in cash and investments and marketable securities, compared with $281,179,000 at December 31, 2007. Factors affecting cash and investment balances during the first nine months of 2008 include (note that changes discussed below include the impact of foreign currency):

•	Operations provided cash in the amount of $80,506,000, primarily from net income.

•

Accounts receivable increased $29,654,000 because of higher sales. Days sales outstanding increased to 64 days in the third quarter of 2008 compared to 59 days at the end of 2007, largely from longer business cycles of recently acquired businesses.

•

Inventories increased $22,575,000 in support of our global supply chain initiatives, introduction of new products and key customer requirements. Inventory turns decreased to 4.7 during the third quarter of 2008 compared to 5.6 at the end of 2007.

•

Deferred tax assets increased $4,624,000 for temporary difference related to the write-down of an auction rate security instrument and another long term investment since these items are not deductible for tax purposes until we sell or dispose of them.

•	Accounts payable increased $7,573,000, due to timing of vendor payments.

•	Taxes payable increased $1,668,000 because of the timing of tax payments.

•	Deferred revenue increased $13,279,000 due to longer term projects provided by recently acquired businesses.

•	Purchases of property and equipment totaled $28,534,000.

•	Proceeds from the sale of our Camarillo facility were $14,796,000.

•	Purchase of Multispectral Solutions Inc., totaled $18,348,000.

•	Net sales of investments totaled $63,767,000.

•	Purchases of treasury shares totaled $107,504,000. Zebra made open market repurchases of our shares under authorizations of the Board of Directors dated July 30, 2007 and February 25, 2008.

•	Stock option exercises and purchases under the stock purchase plan contributed $4,343,000.

In February 2008, we announced that printer manufacturing is being transferred to a third-party manufacturer. This transition is expected to occur over 18 to 24 months. See Note 13 to the Consolidated Financial Statements included in this report for further information.

On August 14, 2008, Zebra entered into a revolving credit agreement for a five-year $100 million revolving credit facility. This revolving credit facility has a $100 million accordion feature that allows Zebra to increase the facility up to a total of $200 million subject to obtaining commitments for the incremental capacity from existing or new lenders. The loans under this credit agreement will be available for general corporate purposes of Zebra and its subsidiaries in the ordinary course of business and other purposes permitted by the agreement.

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

Investments and Marketable Securities

Investments and marketable securities at September 27, 2008, consisted of the following:

U.S. government securities	22.9%
State and municipal bonds	75.5%
Corporate bonds	1.5%
Other interests	0.1%

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

Trading and available-for-sale securities are recorded at fair value. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of discounts or premiums. Unrealized holding gains and losses on trading securities are included in earnings. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders’ equity until realized. As of September 27, 2008, Zebra’s investments in marketable debt securities are classified as available-for-sale. In addition, as of September 27, 2008, all of our investments in marketable debt securities with maturities greater than one year are classified as long-term in the balance sheet due to our ability and intent to hold them until maturity.

See Note 2 for the fair value discussion of auction rate security investment valuations.

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

We reserve for estimated credit losses based upon historical experience and specific customer collection issues. Over the last three years, accounts receivable reserves varied from 0.6% to 3.5% of total accounts receivable. Accounts receivable reserves as of September 27, 2008, were $4,592,000, or 2.6% of the balance due. We feel this reserve level is appropriate considering the quality of the portfolio as of September 27, 2008. While credit losses have historically been within expectations and the provisions established, we cannot guarantee that our credit loss experience will continue to be consistent with historical experience.

Inventories

We value our inventories at the lower of the actual cost to purchase or manufacture using the first-in, first-out (FIFO) method, or the current estimated market value. We review inventory quantities on hand and record a provision for excess and obsolete inventory based on forecasts of product demand and production requirements for the subsequent twelve months.

Over the last three years, our reserves for excess and obsolete inventories have ranged from 5.9% to 14.2% of gross inventory. As of September 27, 2008, inventory reserves were $6,701,000, or 5.9% of gross inventory. We feel this reserve level is appropriate considering the quantities and quality of the inventories as of September 27, 2008.

Valuation of Long-Lived and Intangible Assets and Goodwill

We test the impairment of goodwill each year or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We completed our last assessment during June 2008. At that time, no adjustment to goodwill was necessary due to impairment.

Goodwill of a reporting unit should be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Examples of such events or circumstances include:

•	Significant adverse change in legal factors or in the business climate,

•	Adverse action or assessment by a regulator,

•	Unanticipated competition,

•	Loss of key personnel,

•	More-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed of,

•	Testing for recoverability under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, of a significant asset group within a reporting unit,

•	Recognition of a goodwill impairment loss in the financial statement of a subsidiary that is a component of a reporting unit, or

•	Allocation of a portion of goodwill to a business to be disposed of.

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

Net intangible assets, long-lived assets and goodwill amounted to $449,962,000 as of September 27, 2008.

Income Taxes

On January 1, 2007, we adopted Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109. According to FIN No. 48, we identified, evaluated, and measured the amount of income tax benefits to be recognized for all of our income tax positions. The net income tax assets recognized under FIN No. 48 did not differ from the net assets recognized before adoption, and, therefore, we did not record an adjustment related to the adoption of FIN No. 48. Zebra did not have any unrecognized tax benefits as of September 27, 2008. Zebra’s continuing practice is to recognize interest and/or penalties related to income tax matters as part of income tax expense.

Zebra concluded U.S. federal income tax audits for years 2005 and 2006 during the 3rd quarter. The 2007 tax year remains open. As a result of the audits, additional income tax expense in the amount of $758,949 was incurred. In addition, interest expense in the amount of $146,937, net of tax benefits was incurred. These amounts are included as part of current quarter income tax expense. The tax years 2004 through 2007 remain open to examination by various state taxing jurisdictions.

Contingencies

We record estimated liabilities related to contingencies based on our estimates of the probable outcomes. Quarterly, we assess the potential liability related to pending litigation, tax audits and other contingencies and confirm or revise estimates and reserves as appropriate.

For a discussion of open legal matters, see Note 15 to the Consolidated Financial Statements included in this report for further information.

Stock-based Compensation

As of September 27, 2008, Zebra had an active stock option plan and a stock purchase plan available for future grants. We accounted for these plans in accordance with SFAS No. 123(R), Share-Based Payments. Zebra recognizes compensation costs over the vesting period of 1 month to 5 years. See Note 3 to the Consolidated Financial Statements included in this report for further information.

Significant Customer

ScanSource, Inc. is our most significant customer. Our net sales to ScanSource, Inc., an international distributor of Zebra products, as a percentage of total net sales, were as follows:

	September 27, 2008	September 29, 2007
For the three months ended	15.2%	15.2%
For the nine months ended	15.1%	16.3%

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

When used in this document and documents referenced, the words “anticipate,” “believe,” “estimate,” “will” and “expect” and similar expressions as they relate to Zebra or its management are intended to identify such forward-looking statements. We encourage readers of this report to review Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007 and Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q, for a further discussion of issues that could affect Zebra’s future results. Zebra undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this report.

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

	As of
Interest rate sensitive instruments	September 27, 2008	December 31, 2007
+1 percentage point movement
Effect on Pretax Income	$(2,429)	$(3,206)
Effect on Diluted EPS (after tax)	$(0.02)	$(0.03)
-1 percentage point movement
Effect on Pretax Income	$2,429	$3,206
Effect on Diluted EPS (after tax)	$0.02	$0.03

Because these securities are classified as available-for-sale under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, the impact of a one-percentage point movement in interest rates occurs over an extended period of time as investments are sold and the funds are subsequently reinvested.

Foreign Exchange Risk

We conduct business in approximately 100 countries throughout the world and, therefore, are exposed to risk based on movements in foreign exchange rates. We generally invoice customers in their local currency and have a resulting foreign currency denominated revenue transaction and accounts receivable. We also purchase certain raw materials and other items in foreign currencies. We manage these risks using derivative financial instruments. See Note 11 of the Notes to the Consolidated Financial Statements for further discussions of hedging activities.

The following table sets forth the impact of a ten percent movement in the dollar/pound and dollar/euro rates measured as if Zebra did not engage in the selective hedging practices described above and in Note 11. It is based on the dollar/euro and dollar/pound exchange rates and euro and pound denominated assets and liabilities (in thousands, except per share data).

	As of
Foreign exchange	September 27, 2008	December 31, 2007
Dollar/pound
Effect on Pretax Income	$738	$599
Effect on Diluted EPS (after tax)	$0.01	$0.01
Dollar/euro
Effect on Pretax Income	$1,244	$2,195
Effect on Diluted EPS (after tax)	$0.01	$0.02
Euro/pound
Effect on Pretax Income	$4,274	$3,073
Effect on Diluted EPS (after tax)	$0.04	$0.03

Equity Price Risk

Zebra currently employs two investment managers. These investment funds use a variety of investment strategies, some of which involve the use of equity securities. Zebra utilizes a Value-at-Risk (VaR) model to determine the maximum potential one-day loss in the fair value of its interest rate, foreign exchange and equity price sensitive instruments.

The following table sets forth the impact of a ten percent change in the value of all equity positions held by Zebra’s investment managers (in thousands, except per share data).

	As of
Equity price sensitive instruments	September 27, 2008	December 31, 2007
+10 percent movement
Effect on Pretax Income	$25	$1,170
Effect on Diluted EPS (after tax)	$0.00	$0.01
-10 percent movement
Effect on Pretax Income	$(25)	$(1,170)
Effect on Diluted EPS (after tax)	$(0.00)	$(0.01)

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

In January 2008, Zebra began a program to update substantially all of its key financial systems over a three year period. The requirements for internal controls over financial reporting are a fundamental element of the design and implementation of these systems. As pieces of these systems are implemented, we conduct appropriate levels of testing and monitoring of the systems and update our internal controls over financial reporting with respect to the impacted areas. During the quarter ended September 27, 2008, we made additional changes to our controls and procedures as part of our ongoing monitoring of our controls. However, none of these changes has materially affected, or is reasonably likely to materially affect, and there were no other changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During January, 2007, Zebra acquired WhereNet Corp. As part of the closing of this acquisition, an escrow balance of approximately $13,600,000 was established against the total purchase price. On January 24, 2008, Zebra made an indemnification claim against the sellers of WhereNet for the entire escrow balance, alleging that Zebra was entitled to indemnification from the former shareholders of WhereNet as a result of, among other things, breaches of the representations and warranties in the acquisition agreement and potential third party claims.

In July 2008, Daniel Doles and Crosspoint Venture Partners 1996, LLP, as the representatives of the former shareholders of WhereNet filed a declaratory action against Zebra in the United States District Court for the Northern District of California. The complaint disputed Zebra’s right to the escrow balance and sought declaratory relief regarding the WhereNet shareholders’ and Zebra’s rights and obligations with respect to the escrow balance. The dispute was settled and the complaint was dismissed in September 2008. In accordance with the settlement agreement, Zebra received $7 million of the escrowed funds, and the remainder was distributed to the former shareholders and vested option holders of WhereNet pursuant to the terms of the acquisition agreement.

See Note 15 to the Consolidated Financial Statements included in this report for additional information regarding other legal proceedings.

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

Current economic conditions and market disruptions may adversely affect Zebra’s business and results of operations.

As widely reported, financial markets throughout the world have been experiencing extreme disruption in recent months, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others, failure and potential failures of major financial institutions and unprecedented government support of financial institutions. These developments and the related general economic downturn may adversely impact Zebra’s business and financial condition in a number of ways, including impacts beyond those typically associated with other recent downturns in the U.S. and foreign economies. The slowdown could lead to reduced information technology spending by end users, which could adversely affect Zebra’s product sales. If the slowdown is severe enough, it could necessitate testing for impairment of goodwill, which could result in Zebra’s recognition of impairment charges. The current tightening of credit in financial markets and the general economic downturn may adversely affect the ability of Zebra’s customers, suppliers, outsource manufacturer and channel partners (e.g., distributors and resellers) to obtain financing for significant purchases and operations and to perform their obligations under agreements with Zebra. The tightening could result in a decrease in or cancellation of orders for Zebra’s products and services, could negatively impact Zebra’s ability to collect its accounts receivable on a timely basis, could result in additional reserves for uncollectible accounts receivable being required, and in the event of the contraction in Zebra’s sales, could lead to dated inventory and require additional reserves for obsolescence. Significant volatility and fluctuations in the rates of exchange for the U.S. dollar against currencies such as the euro, the British pound and the Brazilian real could negatively impact Zebra’s customer pricing and adversely affect Zebra’s results.

Zebra is unable to predict the duration and severity of the current economic downturn and disruption in financial markets or their effects on Zebra’s business and results of operations, but the consequences may be materially adverse and more severe than other recent economic slowdowns.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Treasury Shares

During the third quarter of 2008, Zebra purchased 1,890,100 shares of Zebra’s Class A Common Stock as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum number of shares that may yet be purchased under the program
July 2008 (June 29 – July 26)	11,400	$33.01	11,400	1,878,700
August 2008 (July 27 – August 23)	1,389,758	$30.78	1,389,758	488,942
September 2008 (August 24 – September 27)	488,942	$31.44	488,942	—

Total	1,890,100		1,890,100

(1)	On February 25, 2008, Zebra announced that the Board authorized the purchase of 3,000,000 shares of Zebra common stock at prices to be determined at management’s discretion. All shares purchased during the third quarter of 2008 were purchased pursuant to the Board’s February 2008 authorization. The authorization did not have an expiration date. All shares authorized for purchase pursuant to the authorization have been purchased as of September 27, 2008.

Item 6.	Exhibits

10.1	Credit Agreement between Zebra Technologies Corporation and Northern Trust Company, as Syndication Agent, Bank of America, N.A., as Documentation Agent, and JPMorgan Chase Bank, N.A., as Administrative Agent, dated as of August 14, 2008.

31.1	Rule 13a-14(a)/15d-14(a) Certification.

31.2	Rule 13a-14(a)/15d-14(a) Certification.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZEBRA TECHNOLOGIES CORPORATION

Date: October 30, 2008	By:	/s/ Anders Gustafsson
Anders Gustafsson
Chief Executive Officer

Date: October 30, 2008	By:	/s/ Michael C. Smiley
Michael C. Smiley
Chief Financial Officer