Form 10-K
period 2008-12-31
ZEBRA TECHNOLOGIES CORP/DE
filed 2009-02-27
CIK 877212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Yes X No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act. Yes        No X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Securities Act) (Check one):

Large accelerated filer X	Accelerated filer

Non-accelerated filer	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Act).

     Yes        No X

As of June 28, 2008, the aggregate market value of each of the registrant’s Class A Common held by non-affiliates was approximately $2,157,955,000. The closing price of the Class A Common Stock on June 27, 2008, as reported on the Nasdaq Stock Market, was $33.17 per share.

As of February 20, 2009, 60,570,526 shares of Class A Common Stock, par value $.01 per share, were outstanding.

Documents Incorporated by Reference

Certain sections of the registrant’s Notice of Annual Meeting of Stockholders and Proxy Statement for its Annual Meeting of Stockholders to be held on May 21, 2009, are incorporated by reference into Part III of this report.

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

Item 1.      Business

Zebra Technologies Corporation was incorporated as an Illinois Corporation in 1969. We became a Delaware corporation in 1991 in connection with our initial public offering, which we completed in August 1991. We remain organized under the laws of the State of Delaware, and our principal offices are located at 333 Corporate Woods Parkway, Vernon Hills, Illinois 60061. In March 2009, our principal offices will relocate to 475 Half Day Road, Lincolnshire, Illinois 60069. Our main telephone number is (847) 634-6700 and our primary Internet Web site address is www.zebra.com. You can find all of Zebra’s filings with the SEC free of charge through the investor page on this Web site, immediately upon filing.

The Company

Zebra delivers products and solutions that improve our customers’ ability to help our customers put their critical assets to work smarter by identifying, tracking and managing assets, transactions and people. Through the Specialty Printing Group (SPG), we design, manufacture and sell specialty printing devices that print variable information on demand at the point of issuance. These devices are used worldwide by manufacturers, service organizations and governments for automatic identification, data collection and personal identification in applications that improve productivity, deliver better customer service and provide more effective security. Our product range consists of direct thermal and thermal transfer label and receipt printers, passive radio frequency identification (RFID) printer/encoders, dye sublimation card printers and digital photo printers. We also sell a comprehensive range of specialty supplies consisting of self-adhesive labels, thermal transfer ribbons, thermal printheads, batteries and other accessories, including software for label design and printer network management.

In 2007 and 2008, we acquired WhereNet Corp., proveo AG, Navis Holdings, LLC and Multispectral Solutions, Inc. Together, these companies comprise our Zebra Enterprise Solutions Group (ESG). The acquisitions of these companies expanded the range of identification and tracking solutions we deliver to our customers. In addition, they provided us with new technologies to offer our customers including active RFID and global positioning systems

(GPS). The products of these companies consist of battery-powered wireless tags, fixed-position antennae, transponder modules and various application software. These companies also provide consulting services, maintenance contracts and software licenses.

Zebra Specialty Printing Group (SPG)

We design our printer products to operate at the point of issuance to produce and dispense high-quality labels, tickets, receipts, and plastic cards on demand. The exceptional diversity of applications using our printer products for barcoding and personal identification is comprised of routing and tracking, transactions processing, and identification and authentication. These applications require high levels of data accuracy, where speed and reliability are critical. They also include specialty printing for receipts and tickets where improved customer service and productivity gains may be the primary reason for printing, rather than a barcoding application. Plastic cards are used for secure, reliable personal identification or access control.

Applications for our printing technology span most industries and geographies. They include inventory control, small package delivery, baggage handling, automated warehousing, JIT (Just-In-Time) manufacturing, employee time and attendance records, file management systems, hospital information systems, medical specimen labeling, shop floor control, in-store product labeling, employee ID cards, driver’s licenses, and access control systems. As of December 31, 2008, management estimates that Zebra has sold more than 7,500,000 printers to customers around the world.

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

Our printers are used to produce bar code labels, passive RFID “smart” labels, receipts, plastic identification cards, wristbands and tags. We also sell related specialty labeling materials, thermal ink ribbons, and bar code label design and network management software. These products are used to provide bar code labeling, personal identification, and specialty printing solutions principally in the manufacturing supply chain, retail, healthcare and government sectors of the economy. We work closely with distributors, resellers, kiosk manufacturers and end users of our products to design and implement printing solutions that meet their technical demands. To achieve this flexibility, we provide our customers with a broad selection of printer models, each of which can be configured for a specific application. Additionally, we will select and, if necessary, create appropriate labeling stock, ink ribbons and adhesives to suit a particular application. In-house engineering personnel in software, mechanical, electronic and chemical engineering participate in the creation and development of printing solutions for particular applications.

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

Of the major printing technologies, which include ink jet, laser and impact dot matrix, we believe that direct thermal and thermal transfer technologies are best suited for most bar code labeling and other on-demand printing applications. Thermal transfer printing produces dark, solid blacks and sharply defined lines that are important for printing readily scannable bar codes. These images can be printed on a wide variety of labeling materials, which enable users to affix bar code labels to virtually any object. This capability is very important in the industrial and service sectors Zebra serves. Direct thermal printing is best suited where ease of use, smaller size and cost are important factors in the application. Accordingly, this technology is found principally in Zebra’s mobile and desktop units.

As of December 31, 2008, we offered 56 thermal printer models with numerous variations, in eight categories as follows:

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

Printer Related Software

Zebra has specialized printer management, label design and driver solutions to help unlock the full potential of Zebra printers. The ZebraLink Solutions suite of networking, software, firmware offerings, combined with the enhanced printer management capabilities of ZebraNet™ Bridge, makes Zebra’s printers easy to use and integrate into small, medium and enterprise-wide environments. Our goal is to provide software that enables high levels of functionality to all major computer network and software systems. Network systems include Ethernet, 802.11b/g and Bluetooth®. In 2008, a Mobile printer-based Software Development Kit was introduced to aid with integration into Windows Mobile® applications. Zebra also introduced ZBI 2.0, an optional printer programming language, which allows customers to create and run customized applications on Zebra printers.

Zebra offers label design and integration software specifically designed to optimize the performance of Zebra bar code label printers. Zebra’s suite of label design and printer configuration tools includes ZebraDesigner™, ZebraDesigner™ Pro, ZebraDesigner™ for XML, and ZebraDesigner™ Label Design Software for use with mySAP™ Business Suite. In 2008, Zebra added the Enterprise Connector Solution for Oracle® Business Intelligence Publisher™, which delivers seamless integration between Oracle and Zebra printers, creating a versatile, easily managed, cost-effective printing platform.

Printer Maintenance and Services

Zebra provides depot maintenance and repair services at repair centers in Vernon Hills, Illinois; Camarillo, California; Canada; Preston, U.K.; Singapore; China; and the Netherlands. Zebra Authorized Service Providers (ZASP) also provide repair services for most Zebra products at their locations. In addition, Zebra offers on-site repair services for tabletop printers in the United States. Outside of the United States, Zebra’s resellers may provide maintenance service, either directly as ZASPs or through independent service agents. Zebra also provides technical support from in-house support personnel located in the United States, the United Kingdom and Singapore. For most Zebra products, Zebra provides interactive technical support via the Internet at www.zebra.com, 24 hours per day, seven days per week.

Printer Warranties

In general, Zebra provides warranty coverage of one year on printers against defects in material and workmanship. Printheads are warranted for nine months, and batteries are warranted for three months. Zebra supplies are warranted against defects in material and workmanship for their stated shelf life or twelve months, whichever ends first. Defective equipment and supplies may be returned for repair or replacement during the applicable warranty periods.

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

Dye-sublimation printers apply heat to a ribbon to release a dye into a plastic card or treated paper. This creates full color, photographic quality images well-suited to driver licenses, access and identification cards, transaction cards, and on-demand photographs. Our card printers use dye-sublimation printing.

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

Printer Sales and Marketing

Sales. We sell our printer products primarily through distributors, value-added resellers (VARs), and original equipment manufacturers (OEMs). We also sell our printer products directly to a select number of named customer accounts. For media and consumables, we also sell directly to end users through the Internet and telesales operations. Distributors and VARs purchase, stock and sell a variety of automatic identification components from different manufacturers and customize systems for end-user applications using their systems and application integration expertise. Because these sales channels provide specific software, configuration, installation, integration and support services required by end users within various market segments, these relationships allow Zebra to reach end users throughout the world in a wide variety of industries. Zebra experiences a minor amount of seasonality in sales, depending on the geographic region and/or vertical market.

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

Marketing. Marketing operations encompass corporate marketing, marketing communications, product marketing, vertical marketing, solutions marketing, market research and channel marketing functions. Corporate marketing conducts activities to enhance the Zebra corporate brand, corporate public relations, internal corporate communications and our Web site. The product marketing group identifies, evaluates and recommends new product opportunities and manages product introductions, positioning and demand creation. Product marketing also focuses on strategic planning and market definition and analyzes Zebra’s competitive strengths and weaknesses.

Printer Production and Manufacturing

We design our products to optimize product performance, quality, reliability, durability and versatility. These designs combine cost-efficient materials, sourcing and assembly methods with high standards of workmanship. In February 2008, we announced that final printer assembly will be transferred to a third-party manufacturer, Jabil Circuit, Inc., by the end of 2009. This action is intended to optimize our global printer product supply chain by improving responsiveness to customer needs and increasing Zebra’s flexibility to meet emerging business opportunities. See Note 22 to our Consolidated Financial Statements included in this Annual Report on Form 10-K for further discussion of the transfer and transition process.

During the transition, we will continue to manufacture some printers at our domestic factories while increasing production by Jabil to ensure consistent flow of product to our customers. In our factories we assemble our products largely on a configure-to-order basis using components that are sourced from around the world. We have the in-house capability to produce mechanical assemblies and design many of our own tools, fixtures and test equipment. We currently buy prefabricated component parts and subassemblies for use in the manufacture of our products. Critical subassemblies include printheads, printed circuit board assemblies, power supplies, integrated circuits, and stepper motors, which are obtained from domestic and foreign suppliers. Purchase contracts provide for price variation in the event of commodity price changes in the cost of raw materials. Zebra typically experiences significant variance in demand and, thus, carries inventory and partners with key suppliers to deal with the variation. Purchases of these components by Zebra will decline as printer assembly directly by Zebra declines and assembly by Jabil increases.

Over the remainder of 2009, we will continue to transfer the assembly of printer product lines to Jabil. During the transition, our goal is to decrease in-house printer production by printer line as the assembly of those printer lines by Jabil increases. We will maintain assembly of those printers in-house until Jabil’s quality and production yields reach acceptable levels to ensure product availability to meet customer demands. For this reason, we expect inventories could temporarily rise until all printer manufacturing is transferred, in-house assembly lines are shut down and excess inventories are sold down.

Jabil will produce our printers to our design specifications in the quantities we order. Zebra will maintain control of the supply chain including supplier selection and price negotiations of component parts. Jabil is responsible for the procurement of the component parts and subassemblies used in the Zebra printers it produces. Zebra has subsidiary located in Guangzhou, China, and has an office within 10 minutes of the Jabil facility in China where the Zebra products are assembled. This office is staffed with Zebra sourcing, engineering and quality personnel to help ensure that we receive optimal pricing on raw materials and the final printers meet our quality standards. Zebra printers manufactured by Jabil are shipped to Zebra’s regional distribution centers. The majority of the product will pass directly through to Zebra’s customers but a small percentage will be reconfigured through firmware downloads, packaging and some other customization before they are shipped to customers. In addition, certain products will be manufactured in accordance with federal procurement regulations and various international trade agreements, and remain eligible for sale to the United States government.

Printer Competition

Many companies are engaged in the design, manufacture and marketing of bar code label printers, RFID printer-encoders and card personalization solutions.

We consider our direct competition in bar code label and receipt printing to be producers of on-demand thermal transfer and direct thermal label printing systems, printer-encoders, mobile printers and supplies. We also compete, however, with companies engaged in the design, manufacture and marketing of printing systems that use alternative technologies, such as ink-jet and laser printing. Many of these companies are substantially larger than Zebra.

Dye sublimation, the technology used in our card printers, is only one of several commercially available types of equipment used to personalize cards. We also compete with companies that produce identification cards using alternative technologies, which include ink-jet, thermal transfer, embossing, film-based systems, encoders, laser engraving and large-scale dye sublimation printers. These card personalization technologies offer viable alternatives to Zebra’s card printers and provide effective competition from a variety of companies, many of which are substantially larger than Zebra. In addition, service bureaus compete for end user business and provide an alternative to the purchase of our card printing equipment and supplies.

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

We face competition from many competitors, including the following (listed in alphabetical order): Altech; Argox; Avery Dennison; Boca Systems; Brother International; Canon; CIM; Citizen; CognitiveTPG; ColorX; Copal; Custom; Danaher; Datacard; Datamax-O’Neil, a unit of Dover Corporation; Dymo, a Newell Rubbermaid Company; Epson; Evolis; Extech; Fargo Electronics; Fuji; Godex; Hewlett-Packard; Hitachi; Intermec Technologies; Lexmark International; LogickaComp; MagiCard; Matica; Microcom; Mitsubishi; NBS; Nisca; Oki Data; Olmec; Olympus; Practical Automation; Printronix; Sato; Seiko Instruments; Shinko; Song Woo Electronics; Sony; Star Micronics; Taiwan Semiconductor; ToshibaTEC; Victor Data Systems; Woosim; and Xerox.

The supplies business is highly fragmented and competition is comprised of numerous competitors of various sizes depending on the geographic area.

Alternative Printer Technologies

We believe thermal printing will be the label, card and receipt printer technology of choice in Zebra’s target applications for the foreseeable future. Among the many advantages of direct thermal and thermal transfer printing is the ability to print high-resolution, durable images on a wide variety of label materials at relatively low costs and high speeds compared with alternative printing technologies. We view passive RFID smart label encoding and active RFID location systems as complementary technologies to bar coded printing, offering growth opportunities to Zebra as the technologies become more widely adopted.

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

Therefore, we continually assess competitive and complementary methods of bar code printing and other means of automatic identification. Alternative print technologies assessed include ink jet, laser and direct marking. While we cannot be sure that new technology will not supplant thermal printing for labels, cards and receipts, we are not aware of any developing technology that offers the advantages of thermal printing for our targeted applications. We continually monitor and evaluate new RFID technologies, support their standards development, and rapidly adopt RFID into new Zebra products and systems as new markets and applications emerge.

Zebra Enterprise Solutions Group (ESG)

Formed in 2008 based upon the acquired businesses of Navis Holdings, LLC, WhereNet Corp., proveo AG, and Multispectral Solutions Inc., Zebra Enterprise Solutions Group offers asset tracking and management solutions to optimize the flow of goods in complex logistical operations. Whether tracking containers and cargo through a major port, managing parts for lean manufacturing or managing ground support equipment at a major airport, the automated asset tracking and management solutions from ESG improve business processes. Utilizing the combined products offered by these businesses, ESG provides greater asset visibility and business efficiency for the aerospace and defense, aviation, automotive, industrial manufacturing, maritime, and transportation and logistics industries. Customers within these industries benefit by increasing productivity, lowering operational costs, and improving safety and security throughout their logistics operations.

A substantial majority of ESG’s business consists of perpetual software licenses and related services including maintenance, support and consulting services. In addition, ESG sells hardware including our proprietary real time asset management hardware. These products and services may be bundled and sold together to customers or sold separately.

•

Software Licenses. We sell perpetual software licenses on a fixed fee basis. The amounts of the license fees are based primarily on the scope and functionality of the licenses purchased by the customer. The solutions we provide may also include third-party software.

•

Hardware. We sell both proprietary and third-party real time asset management hardware. Most of our hardware products provide electronic tagging of assets and real time information regarding the assets’ locations and telematics. We sell the hardware as part of integrated solutions and as replacement for other parts.

•

Consulting Services. We provide consulting services for the planning and implementation of our solutions including initial installation and training. Zebra’s professional services team works with customers who are implementing our applications for the first time, evaluating new technology automation solutions, integrating with third-party systems or upgrading to new platforms. Services are typically charged on a time and materials basis, although from time-to-time we may enter into fixed fee contracts.

•	Maintenance and Support. We offer support to our customers 24 hours a day, 7 days a week, 365 days a year, usually for an annual fee, which entitles them to software upgrades and technical support.

We believe ESG is uniquely positioned with a broad range of asset tracking and optimization solutions to offer our customers. However, several competitors exist for each solution ESG provides. They include Aeroscout Inc., Trimble Technologies, Ekahau Inc., I.D. Systems Inc., Identec Solutions, Intermec Inc., and RF Code Inc., Cisco Systems Inc., Lockheed Martin Corp., Roper Industries, Inc., Siemens AG, Motorola, Inc., Amicus, Pinnacle VTIS, IBM, Cosmos, and Tideworks Technology.

The ESG products extend Zebra’s reach beyond passive RFID by employing technologically advanced hardware and software solutions to locate, track, manage and optimize high-value assets, equipment and people. We offer a wide range of scalable real time locating systems (RTLS) technologies used to generate accurate, on-demand information about the physical location and status of high-valued assets. Customers benefit by utilizing the choice or combination of asset tracking products that can be “application matched” based on ISO/IEC 24730-2, Cisco CCX Wi-Fi, precision global positioning systems (GPS), and ultra wideband (UWB) technologies.

Our selection of RTLS asset tracking product offerings includes battery-powered active RFID WhereTag™ tags, WhereCall™ button tags, and precision WhereTrack™ products. These asset tags enable organizations to access accurate, real-time information on the location and status of their assets both indoors and outdoors.

In addition, we offer a selection of RTLS infrastructure products. These products receive tag transmissions and forward the information to the Visibility Server Software™ (a middleware application) which provides location calculations, database and system management functions and asset visibility. The flexible infrastructure supports large tag populations and coverage areas that can range from small to large.

We offer a broad set of software development tools for integrating ESG hardware, middleware applications and software applications, with customer and third-party applications. Our middleware application, Visibility Server Software, provides software tools to design, configure, operate and troubleshoot our RTLS products. Visibility Server Software serves as the central repository for all of the real-time location and communication data captured by the ESG RTLS infrastructure.

ESG sells its products and services into the following major vertical markets:

•

Airport Operations. Our Airport Visualizer™ provides integrated aviation solutions and helps to optimize motorized ground support equipment and other mobile assets/equipments on the pavement immediately adjacent to an airport terminal area or hangers (commonly referred to as the “apron”). This solution helps improve the operational efficiencies of mobile assets for the global aviation industry which is faced with high costs in maintaining ample amounts of equipment, high fuel consumption, equipment misuse, rising gas emission and high levels of equipment congestion. As of December 31, 2008, our Airport Visualizer solution helps to optimize the processes of approximately 1,200 airport ground service vehicles.

•

Marine and Rail Terminal Operations. Installed and used at approximately 200 marine terminals around the world, our SPARCS™ (synchronous planning and real time control system) terminal operating system (TOS) helps terminal operators optimize the flow of containers through the facility by managing the processes of a terminal operation. Zebra’s TOS provides users real-time visibility of containers for better scheduling and routing, among other benefits, to lower costs, manage growth and minimize capital investments in land and berth space. Customers operating rail and truck terminals have begun to use our terminal operating system to improve their logistics operations as well. Our Powerstow® solution helps terminal operators optimize ship stowage to minimize total voyage cost and maximize efficiency. Powerstow® offers easy-to-use planning tools that provide real-time visibility of stowage operations. It uses graphic tools along with proprietary software to help operators configure the placement of cargo on a ship, taking into account several parameters such as weight and destination to improve safety and vessel utilization.

•

Distribution Operations. Our Yard Management Solution Suite™ provides effective management over gate schedules and dock assignments by providing the ability to track, in real-time, the location and status of all vehicles and their associated inventory throughout the shipping yard or dock. Our Yard Management Suite includes modules for dock and yard management, gate automation and scheduling for enhanced security, enterprise asset visibility, and container tracking. These optimize dock and yard management solutions, improve customer support, lower operating costs and increase yard and dock capacity.

•

Manufacturing Operations. We provide an integrated wireless infrastructure for real-time location, digital messaging, telemetry, and wireless networking applications to give manufacturers the ability to continuously manage the physical location and status of their critical assets for improving lean processes within the core manufacturing functions.

ESG products and services are primarily sold through ESG’s global direct sales force which is organized around geographic and vertical markets. We complement our direct sales through the use of other channels including systems integrators with particular vertical market expertise.

ESG’s proprietary software and hardware are developed primarily by its internal team of engineers. Generally, our software is warranted for 90 days after going live to function consistently with its specifications, and our hardware is warranted to be free from material defects in materials and workmanship for up to one year after purchase.

Customers

Zebra has sold over 7,500,000 thermal printers to customers as of December 31, 2008.

ScanSource, Inc., is our most significant customer. Our net sales to ScanSource, an international distributor of Zebra SPG products, as a percent of our total net sales, were as follows:

	Year Ended December 31,
	2008	2007	2006
Percent of net sales	15.4	16.5	17.1

No other customer accounted for 10% or more of total net sales during these years.

Sales

Net sales by product category for the last three years were (in thousands):

	Year Ended December 31,
Product Category	2008	2007	2006
Hardware	$704,992	$660,034	$578,002
Supplies	172,106	161,678	150,709
Service and software	105,113	42,801	25,664
Shipping and handling	6,843	6,826	6,022
Cash flow hedging activities	(12,354)	(3,060)	(873)

Total net sales	$976,700	$868,279	$759,524

The increase in service and software net sales in 2008 is due to our ESG acquisitions.

Net sales to international customers, as a percent of total net sales, were as follows:

	Year Ended December 31,
	2008	2007	2006
Percent of net sales	54.5	52.1	50.0

We believe that international sales have the long-term potential to grow faster than domestic sales because of the lower penetration of automatic identification applications outside North America. As a result, Zebra has invested resources to support our international growth and currently operates facilities and sales offices, or has representation, in 26 different countries.

Research and Development

Zebra’s research and development expenditures for the last three years were as follows (in thousands, except percentages):

	Year Ended December 31,
	2008	2007	2006
Research and development expenses - SPG (excluding acquired in process technology)	$55,735	$50,213	$48,959
Percent of SPG net sales	6.3	6.0	6.4

Research and development expenses - ESG (excluding acquired in process technology)	$29,385	$7,387	—
Percent of ESG net sales	31.2	21.0	—

We devote significant resources to developing new printing solutions for our target markets and ensuring that our efficiently manufactured products maintain high levels of reliability. Research and development resources are also directed toward enhancing our enterprise solutions systems. The increase in research and development expenditures for ESG in 2008 is mainly attributed to the acquisition of Navis Holdings, LLC late in 2007.

Intellectual Property Rights

Zebra relies on a combination of trade secrets, patents, employee and third party nondisclosure agreements, copyright laws and contractual rights to establish and protect its proprietary rights in its products. We have and actively protect many domestic and international trademarks. We hold 320 United States and foreign patents and have 171 United States and foreign patent applications pending pertaining to products. The duration of these patents ranges from 2 to 23 years. The expiration of any individual patent would not have a significant negative impact on our business.

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

Employees

As of January 30, 2009, Zebra employed approximately 3,200 persons, of which 2,459 are a part of SPG, 545 are a part of ESG and the remaining are corporate employees. None of these employees is a member of a union. We consider our employee relations to be very good.

Additional Information

For financial information regarding Zebra, see Zebra’s Consolidated Financial Statements and the related Notes, which are included in this Annual Report on Form 10-K. Zebra has two reportable segments for our operations and products. Financial information about segments and geographic areas is found in Note 18 to the Consolidated Financial Statements.

Item 1A.      Risk Factors

Investors should carefully consider the risks, uncertainties and other factors described below, as well as other disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations, because they could have a material adverse effect on Zebra’s business, financial condition, operating results, and growth prospects.

Current economic conditions and market disruptions may adversely affect Zebra’s business and results of operations. Adverse economic conditions, in the United States or internationally, or reduced information technology spending may adversely impact our business. A substantial portion of our business depends on our customers’ demand for our products and services, the overall economic health of our current and prospective customers and general economic conditions. As widely reported, financial markets throughout the world have been experiencing extreme disruption in recent months, including extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others, failure and potential failures of major financial institutions and unprecedented government support of financial institutions. These developments and the related general economic downturn will adversely impact Zebra’s business and financial condition in a number of ways, including impacts beyond those typically associated with other recent downturns in the U.S. and foreign economies. The slowdown will likely lead to reduced information technology spending by end users, which has already adversely affected and may continue to adversely affect Zebra’s product sales. If the slowdown is severe enough, it could necessitate further testing for impairment of goodwill, as well as the write-down of other intangible assets, beyond those already recognized. In addition, cost reduction actions may be necessary which would lead to additional restructuring charges. The current tightening of credit in financial markets and the general economic downturn will likely adversely affect the ability of Zebra’s customers, suppliers, outsource manufacturer and channel partners (e.g., distributors and resellers) to obtain financing for significant purchases. The tightening could result in a decrease in or cancellation of orders for Zebra’s products and services, could negatively impact Zebra’s ability to collect its accounts receivable on a timely basis, could result in additional reserves for uncollectible accounts receivable being required, and in the event of the contraction in Zebra’s sales, could lead to dated inventory and require additional reserves for obsolescence. Significant volatility and fluctuations in the rates of exchange for the U.S. dollar against currencies such as the euro, the British pound and the Brazilian real could negatively impact Zebra’s customer pricing and adversely affect Zebra’s results.

Zebra is unable to predict the duration and severity of the current economic downturn and disruption in financial markets or their effects on Zebra’s business and results of operations, but the consequences may be materially adverse and more severe than other recent economic slowdowns.

Zebra could encounter difficulties in any acquisition it undertakes, including unanticipated integration problems and business disruption. Acquisitions could also dilute stockholder value and adversely affect operating results. Zebra may acquire or make investments in other businesses, technologies, services or products. For example, in 2007 and 2008 Zebra acquired WhereNet Corp., proveo AG, Navis Holdings, LLC, and Multispectral Solutions, Inc., which together comprise what we refer to as the Zebra Enterprise Solutions Group. An acquisition may present business issues which are new to Zebra. The process of integrating any acquired business, technology, service or product into operations may result in unforeseen operating difficulties and expenditures. Integration of an acquired company also may consume considerable management time and attention, which could otherwise be available for ongoing operations and development of the business. The expected benefits of any acquisition may not be realized. Acquisitions also may involve a number of risks, including risks with respect to:

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

Zebra Enterprise Solutions Group is a new business. Prior to the purchases in 2007, Zebra had no experience operating businesses which are in the business conducted by Zebra Enterprise Solutions Group. The Zebra Enterprise Solutions Group provides enterprise software solutions to customers which require implementation in complex environments over extended periods of time and use percentage-of-completion accounting, which has not been Zebra’s historic business.

Zebra may be a party to fixed price contracts particularly for its ESG Unit that could become unfavorable contracts. From time to time ESG may enter into contracts to provide services to customers for fixed fees. Such a contract could result in material loss to Zebra if the cost to perform such contract ultimately exceeds the fees earned on such contract.

Zebra is transferring final assembly of its thermal printers to Jabil Circuit and will be totally dependent on Jabil for the manufacturing of such printers. A failure by Jabil to provide manufacturing services to Zebra as Zebra requires, or any disruption in such manufacturing services, may adversely affect Zebra’s business results. Zebra expects this transfer to be complete by the end of 2009. In an effort to achieve additional cost savings and operational benefits, Zebra has expanded its outsourcing activities to include the transfer of the final assembly of its thermal printers to Jabil Circuit’s facility in HuangPu, China.

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

During the transition period, Zebra’s printers will be manufactured both in the United States by Zebra and in China by Jabil. If Zebra is unable to effectively manage its inventory levels during the period of concurrent manufacturing, it may not have sufficient inventories to meet customer needs. At the same time, difficulty managing inventory during the transition could lead to excess and obsolete inventory and related resulting losses.

In addition, if Jabil experiences business difficulties or fails to meet Zebra’s manufacturing needs, then Zebra may be unable to meet production requirements, may lose revenue and may not be able to maintain its relationships with its customers. Without Jabil’s continuing manufacture of Zebra’s products and the continuing operation of Jabil’s facility, Zebra will have no other means of final assembly of its thermal printers until Zebra is able to secure the manufacturing capability at another facility or develop an alternative manufacturing facility, which could be costly and time consuming and have a material adverse effect on Zebra’s operating and financial results.

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

Zebra has significant operations outside the United States and sells a significant portion of its products internationally and purchases important components from foreign suppliers. In addition, the transfer of final assembly of its thermal printers to a Chinese facility began in 2008 and is expected to conclude in 2009. These circumstances create a number of risks. Zebra has significant overseas operations including, in particular, an increasing presence in China, which presents added risks. In addition, Zebra sells a significant amount of its products to customers outside the United States. Shipments to international customers are expected to continue to account for a material portion of net sales.

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

Until the new ERP system is fully implemented, Zebra expects to incur additional selling, general and administrative expenses to stabilize the system, and there can be no assurance that other issues relating to the ERP system will not occur or be identified. Zebra’s business and results of operations may be adversely affected if it experiences operating problems and/or cost overruns during the ERP implementation process or if the ERP system and the associated process changes, do not function as expected or give rise to the expected benefits

Economic factors that are outside Zebra’s control could lead to deterioration in the quality of Zebra’s accounts receivables. Zebra sells its products to customers in the United States and several other countries around the world. Sales are typically made on unsecured credit terms, which are generally consistent with the prevailing business practices in a given country. A deterioration of economic or political conditions in a country could impair Zebra’s ability to collect on receivables in the affected country.

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

Item 1B.       Unresolved Staff Comments

Not applicable.

Item 2.      Properties

Zebra’s corporate headquarters are currently located in Vernon Hills, Illinois, a northern suburb of Chicago. Zebra conducts its operations from a custom-designed facility at this location, which provides approximately 225,000 square feet of space. Approximately 113,000 square feet have been allocated to office and laboratory functions and 112,000 square feet to manufacturing and warehousing. This facility was constructed in 1989 and expanded in 1993, 1995, 1996 and 1999. It is leased to Zebra under a lease terminating on June 30, 2014.

Zebra’s principal facilities as of December 31, 2008, are listed below:

	Square Footage
Location	Manufacturing, Production & Warehousing	Administrative, Research & Sales	Total	Lease Expires
Vernon Hills, Illinois, USA (S)	111,676	113,429	225,105	June 2014
Vernon Hills, Illinois, USA (S)	—	34,000	34,000	February 2009
Lincolnshire, Illinois, USA (C)	—	44,395	44,395	June 2014
Camarillo, California, USA (S)	97,921	72,156	170,077	March 2011
Warwick, Rhode Island, USA (S)	24,516	75,324	99,840	April 2009
Santa Clara, California, USA (E)	—	20,757	20,757	December 2009
Oakland, California, USA (E)	—	36,553	36,553	July 2013
Greenville, Wisconsin, USA (S)	45,000	5,000	50,000	March 2018
Otay Mesa, California, USA (S)	25,100	4,900	30,000	September 2011
McAllen, Texas, USA (S)	15,500	2,500	18,000	September 2011
Flowery Branch, Georgia, USA (S)	18,115	2,145	20,260	April 2012
Heerenveen, The Netherlands (S)	48,427	46,145	94,572	January 2010
Bourne End, UK (S)	—	24,700	24,700	June 2014
Preston, UK (S)	30,450	8,600	39,050	Owned by Zebra

Total	416,705	490,604	907,309

S – Specialty Printing Group; E – Enterprise Solution Group; C - Corporate

In conjunction with our transition of printer manufacturing to a third-party manufacturer, we entered into a sale and leaseback transaction during 2008 for our manufacturing facility located in Camarillo, California. In addition, during March 2009, we will be moving our corporate headquarters to Lincolnshire, Illinois, from the Vernon Hills, Illinois, facility and have, therefore, entered into a lease at that location.

Zebra leases various other facilities around the world, which are dedicated to administrative, research and sales functions. These other leases, solely or in aggregate, are not material to Zebra.

Item 3.      Legal Proceedings

See Note 17 in the Notes to the Consolidated Financial Statements included in this Form 10-K.

Item 4.      Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.       Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases                     of Equity Securities

Stock Information: Price Range and Common Stock

Our Class A Common Stock is traded on the NASDAQ Stock Market under the symbol ZBRA. The following table shows the high and low trade prices for each fiscal quarter in 2008 and 2007, as reported by the NASDAQ Stock Market.

2008	High	Low	2007	High	Low
First Quarter	$34.80	$27.50	First Quarter	$ 42.38	$ 33.70
Second Quarter	38.47	32.66	Second Quarter	41.49	37.98
Third Quarter	34.13	28.25	Third Quarter	42.50	32.93
Fourth Quarter	28.99	16.18	Fourth Quarter	39.09	32.93

Source: The NASDAQ Stock Market

At February 20, 2009, the last reported price for the Class A Common Stock was $17.03 per share, and there were 352 registered stockholders of record for Zebra’s Class A Common Stock. In addition, we had approximately 28,000 stockholders who owned Zebra stock in street name.

Dividend Policy

Since our initial public offering in 1991, we have not declared any cash dividends or distributions on our capital stock. Zebra currently does not anticipate paying any cash dividends in the foreseeable future.

Treasury Shares

During the fourth quarter of 2008, Zebra purchased 2,627,532 shares of Zebra’s Class A common stock as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum number of shares that may yet be purchased under the program
October 2008 (September 28 – October 25)	—	—	—	5,000,000
November 2008 (October 26 – November 22)	737,137	$19.10	737,137	4,262,863
December 2008 (November 23 – December 31)	1,890,395	$19.04	1,890,395	2,372,468

Total	2,627,532	$19.06	2,627,532	2,372,468

(1)	On October 27, 2008, Zebra announced that the Board authorized the purchase of up to 5,000,000 shares of Zebra common stock at prices to be determined at management’s discretion. There was no expiration on the authorization. All shares authorized for purchase and reflected in the above table were authorized under the Board’s 2008 authorization. On February 17, 2009, Zebra announced that the Board authorized the purchase of an additional 3,000,000 shares under the same terms.

Item 6.      Selected Financial Data

CONSOLIDATED STATEMENTS OF EARNINGS (LOSS) DATA

(In thousands, except per share amounts)

	Year Ended December 31,
	2008	2007	2006	2005	2004
Net sales	$976,700	$868,279	$759,524	$702,271	$663,054
Cost of sales	497,395	451,161	401,104	348,851	320,951

Gross profit	479,305	417,118	358,420	353,420	342,103
Total operating expenses	494,651 (1)	273,933	277,991 (2)	207,392	175,494

Operating income (loss)	(15,346)	143,185	80,429	146,028	166,609
Income (loss) before income taxes and cumulative effect of accounting change	(11,913)	167,375	101,642	160,282	176,084
Income (loss) before cumulative effect of accounting change	(38,421)	110,113	69,627	106,184	115,141
Cumulative effect of accounting change	—	—	1,319 (3)	—	—
Net income (loss)	$(38,421)	$110,113	$70,946	$106,184	$115,141
Earnings (loss) per share before cumulative effect of accounting change
Basic	$(0.60)	$1.61	$0.99	$1.49	$1.61
Diluted	$(0.60)	$1.60	$0.98	$1.47	$1.59
Earnings (loss) per share
Basic	$(0.60)	$1.61	$1.01	$1.49	$1.61
Diluted	$(0.60)	$1.60	$1.00	$1.47	$1.59
Weighted average shares outstanding
Basic	64,524	68,463	70,516	71,364	71,556
Diluted	64,524	68,908	70,956	72,000	72,398

CONSOLIDATED BALANCE SHEET DATA (In thousands)
	December 31,
	2008	2007	2006	2005	2004
Cash and cash equivalents, restricted cash, investments and marketable securities (current and long-term) (4)	$224,886	$281,179	$559,189	$544,239	$557,993
Working capital	271,831	298,660	404,836	680,554	665,062
Total assets	850,878	1,034,278	963,142	918,415	868,044
Long-term obligations (5)	10,250	8,452	9,969	7,709	4,011
Stockholders’ equity	710,738	902,693	877,681	857,972	803,893

(1)	Includes asset impairment charges of $157,600,000 and exit, restructuring and integration charges of $20,009,000.
(2)	Includes litigation settlement of $53,392,000 and insurance receivable reserve of $12,543,000.
(3)	Relates to the estimation of forfeitures on prior year compensation expense outstanding at the adoption date of SFAS No. 123(R), Share Based Payment. See Note 4 in the Notes to the Consolidated Financial Statements included in this Form 10-K.
(4)	The decrease in cash and cash equivalents, restricted cash and investments and marketable securities in 2007 and 2008 was principally the result of (i) our acquisitions of WhereNet, proveo AG, and Navis during 2007 and our acquisition of Multispectral Solutions Inc., and (ii) purchase of our stock during 2008. See Note 5 in the Notes to the Consolidated Financial Statements included in this Form 10-K for further discussion of the acquisitions.

(5)	Long-term obligations include deferred compensation and unearned revenue. See Note 19 in the Notes to the Consolidated Financial Statements included in this Form 10-K for further discussion of the Deferred Compensation Plan.

Item 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net sales for the fourth quarter of 2008, compared with the fourth quarter of 2007, decreased 0.4%, compared to the fourth quarter of 2007. Sales weakness in our Europe, Middle East and Africa (EMEA) territory offset sales growth in Latin America, Asia Pacific and North America. In North America, strength in sales to large key accounts contrasted with declining sales to channel partners and distributors. Sales by the Enterprise Solutions Group (ESG) businesses we acquired in 2007 and 2008 also had a positive impact on our overall sales performance for the fourth quarter of 2008. Lower gross margin was affected by unfavorable changes in foreign exchange rates and product mix. Operating expenses increased as a result of ESG related acquisitions and higher costs for exit, restructuring and integration, offset by reductions in operating expenses to contain costs in the current difficult business environment. During the fourth quarter, we also took charges totaling $157,600,000 for the impairment of goodwill, intellectual property and other assets.

Sales for all of 2008 increased by 12.5% compared to 2007. All geographic regions contributed to this growth, which was also aided by sales related to the acquisitions we made in 2007 to form our ESG business group. Gross profit margin also increased principally because of favorable foreign exchange rates and product mix due to higher margin ESG products. Increased operating expenses were due to our ESG acquisitions, increased amortization of intangibles and costs related to the integration and restructuring of our businesses.

Results of Operations: Fourth Quarter of 2008 versus Fourth Quarter of 2007, Year ended December 31, 2008 versus Year ended December 31, 2007

Net sales

Net sales by product category, percent change, and percent of total net sales for the three months and year ended December 31, 2008, and December 31, 2007, were (in thousands, except percentages):

	Three Months Ended December 31,		Percent	Percent of	Percent of
Product Category	2008	2007	Change	Net sales - 2008	Net sales - 2007
Hardware	$163,510	$177,394	(7.8)	70.3	75.9
Supplies	40,870	41,580	(1.7)	17.6	17.8
Service and software	26,158	14,120	85.3	11.2	6.0
Shipping and handling	1,498	1,744	(14.1)	0.7	0.8
Cash flow hedging activities	532	(1,265)	NM	0.2	(0.5)

Total net sales	$232,568	$233,573	(0.4)	100.0	100.0

	Year Ended December 31,		Percent	Percent of	Percent of
Product Category	2008	2007	Change	Net sales - 2008	Net sales - 2007
Hardware	$704,992	$660,034	6.8	72.2	76.1
Supplies	172,106	161,678	6.4	17.6	18.6
Service and software	105,113	42,801	145.6	10.8	4.9
Shipping and handling	6,843	6,826	0.2	0.7	0.8
Cash flow hedging activities	(12,354)	(3,060)	NM	(1.3)	(0.4)

Total net sales	$976,700	$868,279	12.5	100.0	100.0

The increase in service and software revenue in 2008 is primarily due to the increased sales in ESG since that business’ sales have a high concentration of service and software, and the Navis business, which constitutes a significant part of ESG, was not acquired until late in the fourth quarter of 2007.

Net sales to customers by geographic region, percent changes and percent of total net sales for the three months and year ended December 31, 2008, and December 31, 2007, were (in thousands, except percentages):

	Three Months Ended December 31,		Percent	Percent of	Percent of
Geographic Region	2008	2007	Change	Net sales - 2008	Net sales - 2007
Europe, Middle East and Africa	$82,375	$93,895	(12.3)	35.4	40.2
Latin America	17,871	15,452	15.7	7.7	6.6
Asia-Pacific	20,338	16,100	26.3	8.7	6.9

Total International	120,584	125,447	(3.9)	51.8	53.7
North America	111,984	108,126	3.6	48.2	46.3

Total net sales	$232,568	$233,573	(0.4)	100.0	100.0

	Year Ended December 31,		Percent	Percent of	Percent of
Geographic Region	2008	2007	Change	Net sales - 2008	Net sales - 2007
Europe, Middle East and Africa	$358,913	$320,225	12.1	36.8	36.9
Latin America	76,489	60,090	27.3	7.8	6.9
Asia-Pacific	97,032	71,871	35.0	9.9	8.3

Total International	532,434	452,186	17.1	54.5	52.1
North America	444,266	416,093	6.8	45.5	47.9

Total net sales	$976,700	$868,279	12.5	100.0	100.0

Notable weakness in sales in EMEA from the economic downturn began in the third quarter of 2008 and continued into the fourth quarter. This trend offset continued sales growth in our Latin America, Asia Pacific and North America regions. Service and software increased 85.3% for the fourth quarter of 2008 from the fourth quarter of 2007 principally due to the recent acquisitions in ESG. For the fourth quarter, unfavorable foreign exchange movements decreased consolidated sales growth by 2.8 percentage points and EMEA sales growth by 7.0 percentage points.

For the full year, printer unit volume increased 5.7%, with particular strength in mobile printers. Average unit prices declined principally because of a shift in product mix, with a decline in tabletop printers and relative strength of mobile and desktop printers. We also had ongoing strength in supplies, aftermarket and service revenues. Service and software increased 145.6% principally due to the recent acquisitions in ESG. Favorable foreign exchange movements added 0.6 percentage points to consolidated growth for the full year and 1.7 percentage points to EMEA growth. Cash flow hedging activities decreased revenues by $12,354,000 for the full year as a result of foreign exchange rates of hedging contracts being in excess of the actual month end foreign exchange rates.

Gross Profit

Gross profit information is summarized below (in thousands, except percentages):

	December 31,		Percent	Percent of	Percent of
	2008	2007	Change	Net sales - 2008	Net sales - 2007
Three months ended	$110,889	$113,298	(2.1)	47.7	48.5
Year ended	479,305	417,118	14.9	49.1	48.0

The decrease in gross profit margin for the fourth quarter was due to unfavorable movements in foreign exchange movements and less favorable product mix in SPG, offset by higher margin ESG products gross margins. Foreign currency movements, net of hedging activities, decreased fourth quarter gross profit by $4,352,000. Foreign currency movements, net of hedging activities, for the full year increased gross profit by $6,391,000.

Selling and Marketing Expenses

Selling and marketing expenses are summarized below (in thousands, except percentages):

	December 31,		Percent	Percent of	Percent of
	2008	2007	Change	Net sales - 2008	Net sales - 2007
Three months ended	$32,433	$35,683	(9.1)	13.9	15.3
Year ended	130,764	121,996	7.2	13.4	14.1

Selling and marketing expenses changes, compared to the same periods in 2007, are due to the following (in thousands):

	Three Months Ended December 31, 2008	Year Ended December 31, 2008

Payroll and benefit costs	$(1,926)	$5,365
Advertising and market development fund costs	(640)	1,997
Professional services expenses	344	1,451
Travel and entertainment expenses	—	1,334
Other changes	(1,028)	(1,379)

Total (decreases) increases	$(3,250)	$8,768

Selling and marketing expenses decreased in the fourth quarter due to a cost reduction program consisting primarily of headcount reductions implemented during the second half of 2008 in response to the current difficult business environment. Offsetting that, in part, were changes related to the ESG acquisitions, which increased selling and marketing expenses by $2,436,000 during the fourth quarter and $12,528,000 for the full year of 2008.

Research and Development Costs

The development of new products and enhancement of existing products are important to Zebra’s business and growth prospects. To maintain and build our product pipeline, we made investments in research and development, summarized below (in thousands, except percentages):

	December 31,		Percent	Percent of	Percent of
	2008	2007	Change	Net sales - 2008	Net sales - 2007
Three months ended	$20,653	$15,642	32.0	8.9	6.7
Year ended	85,120	57,600	47.8	8.7	6.6

Quarterly product development expenses fluctuate widely depending on the status of ongoing projects. We are committed to a long-term strategy of significant investment in product development. Changes in research and development costs, compared to the same periods in 2007, are due to the following (in thousands):

	Three Months Ended December 31, 2008	Year Ended December 31, 2008

Payroll and benefit costs	$4,029	$17,867
Professional services expenses	748	2,732
Project expenses	(214)	2,120
Office services costs	428	2,121
Other changes	20	2,680

Total increases	$5,011	$27,520

The increases are primarily related to the ESG acquisitions, which increased research and development costs by $3,774,000 during the fourth quarter and $18,833,000 for the full year of 2008.

General and Administrative Expenses

General and administrative expenses are summarized in the table below (in thousands, except percentages):

	December 31,		Percent	Percent of	Percent of
	2008	2007	Change	Net sales - 2008	Net sales - 2007
Three months ended	$20,090	$21,855	(8.1)	8.6	9.4
Year ended	87,885	81,356	8.0	9.0	9.4

Changes in general and administrative expenses, compared to the same periods in 2007, are due to the following (in thousands):

	Three Months Ended December 31, 2008	Year Ended December 31, 2008

Payroll and benefit costs	$(2,186)	$(375)
Information systems and communications costs	49	1,065
Sales meeting expenses	—	2,228
Depreciation expenses	687	2,343
Other changes	(315)	1,268

Total (decreases) increases	$(1,765)	$6,529

General and administrative expenses decreased in the fourth quarter due to a cost reduction program consisting primarily of headcount reductions implemented during the second half of 2008 in response to the current difficult business environment. Offsetting that, in part, were changes related to the ESG acquisitions, which increased general and administrative expenses by $1,134,000 during the fourth quarter and $6,640,000 for the full year of 2008.

Amortization of Intangible Assets

Amortization of intangible assets increased $7,447,000 during 2008 due to our acquisitions of Navis, LLC in December 2007 and Multispectral Solutions, Inc., in April 2008. See Note 5 of the Consolidated Financial Statements included in this Annual Report on Form 10-K for a more detailed discussion of the recent acquisitions.

Asset impairment charges

During the fourth quarter, Zebra recorded asset impairment charges in the amount of $157,600,000. These charges related to the write-down of assets related to our recent ESG acquisitions and intellectual property because of changes in valuations as a result of the current economic conditions and the business outlook. See Note 13 of the Consolidated Financial Statements included in this Annual Report on Form 10-K for a more detailed discussion of the asset impairment charges.

Exit, restructuring and integration charges

For the fourth quarter of 2008, Zebra recorded exit costs in the amount of $3,514,000 related to the transfer of our printer manufacturing to a third-party manufacturer and the closure of our Warwick, Rhode Island supplies manufacturing facility. We also recorded restructuring charges in the amount of $2,653,000 related to various organization changes we made in December 2008 in order to reduce costs. Integration costs related to the combination of our most recent acquisitions to form the Enterprise Solutions Group and were $1,624,000 for the fourth quarter. For the year, exit costs were $13,997,000 and integration costs were $3,359,000. See Note 22 of the Consolidated Financial Statements included in this Annual Report on Form 10-K for a more detailed discussion of the exit, restructuring and integration charges.

Operating Income (Loss)

Operating income (loss) is summarized in the following table (in thousands, except percentages):

	December 31,		Percent	Percent of	Percent of
	2008	2007	Change	Net sales - 2008	Net sales - 2007
Three months ended	$ (132,349)	$36,862	NM	(56.9)	15.8
Year ended	(15,346)	143,185	NM	(1.6)	16.5

The operating loss for 2008 is the result of the impairment charges we recorded in the fourth quarter, which totaled $157,600,000. See Note 13 of the Consolidated Financial Statements included in this Annual Report on Form 10-K for a more detailed discussion of the asset impairment charges. Also significantly contributing to the operating loss in 2008 were exit, restructuring and integrations costs of $20,009,000, offset by the WhereNet litigation/claim settlement of $5,302,000. See Note 22 for further information related to the exit, restructuring and integration costs and Note 5 for further information related to the litigation/claim settlement.

Non-operating Income and Expenses

Zebra’s non-operating income and expense items are summarized in the following table (in thousands, except percentages):

	Three Months Ended December 31,		Year Ended December 31,
	2008	2007	2008	2007
Investment income	$1,295	$8,545	$1,281	$23,966
Foreign exchange gains	2,640	553	3,518	523
Other, net	(277)	231	(1,366)	(299)

Total other income	$3,658	$9,329	$3,433	$24,190

Rate of Return Analysis:
Average cash and marketable securities balances	$235,871	$375,269	$253,033	$420,184
Annualized rate of return	2.2%	9.1%	0.5%	5.7%

Cash and marketable securities balances and resulting investment income for 2008 have decreased substantially compared to 2007 as a result of payments for recent acquisitions and for the repurchase of Zebra Class A common stock. During the third quarter of 2008, Zebra recorded losses on an auction rate security in the amount of $4,374,000 and on a long-term equity investment which was included in other assets in the amount of $2,897,000. See Note 3 to the Consolidated Financial Statements for further discussion of the valuation of the auction rate securities. Excluding these write-downs, Zebra’s annualized rate of return would have been 3.4% for 2008.

During 2007, we liquidated all of our interests in our partnership holdings. As a result of these liquidations, we recorded investment income of $9,246,000 related to gains on the liquidations of the partnerships during 2007, $4,369,000 of which was recognized in the fourth quarter. Excluding these gains, Zebra’s 2007 annualized rate of return would have been 4.5% for the fourth quarter and 3.5% for the year.

Income Taxes

The effective income tax rate for the fourth quarter was 8.8% compared with 33.3% for the same quarter last year. For the full year of 2008, the effective income tax rate was not meaningful because a substantial portion of the impairment charges were not deductible for income tax purposes. The fourth quarter effective income tax rate was also affected by the impairment charges. For 2007, the effective income tax rate was 34.2%.

Net Income (Loss)

Zebra’s net income (loss) is summarized below (in thousands, except per share amounts):

	Three Months Ended December 31,		Year Ended December 31,
	2008	2007	2008	2007
Net income (loss)	$(117,361)	$30,803	$(38,421)	$110,113
Diluted earnings (loss) per share	$(1.88)	$0.45	$(0.60)	$1.60

The net loss for 2008 is the result of pre-tax impairment charges of $157,600,000 that we recorded in the fourth quarter. See Note 13 of the Consolidated Financial Statements included in this Annual Report on Form 10-K for a more detailed discussion of the asset impairment charges. Also significantly contributing to the net loss in 2008 were exit, restructuring and integration costs of $20,009,000, offset by the WhereNet litigation/claim settlement of $5,302,000. See Note 22 for further information related to the exit, restructuring and integration costs and Note 5 for further information related to the litigation/claim settlement.

Business Groups

Specialty Printing Group (in thousands, except percentages)

	Three Months Ended
	December 31, 2008	December 31, 2007	Percent Change	Percent of Net sales - 2008	Percent of Net sales - 2007
Net sales	$210,494	$217,229	(3.1)	100.0	100.0
Cost of sales	113,187	111,889	1.2	53.8	51.5

Gross profit	97,307	105,340	(7.6)	46.2	48.5
Operating expenses	66,781	51,599	29.4	31.7	23.8

Operating income	30,526	53,741	(43.2)	14.5	24.7

	Year Ended
	December 31, 2008	December 31, 2007	Percent Change	Percent of Net sales - 2008	Percent of Net sales - 2007
Net sales	$882,459	$833,034	5.9	100.0	100.0
Cost of sales	454,337	430,782	5.5	51.5	51.7

Gross profit	428,122	402,252	6.4	48.5	48.3
Operating expenses	221,934	188,661	17.6	25.1	22.6

Operating income	206,188	213,591	(3.5)	23.4	25.7

Net sales in our Specialty Printing Group (SPG) decreased 3.1% during the fourth quarter of 2008 compared with the fourth quarter of 2007. Year-over-year sales growth in our Latin America, Asia Pacific and North America regions offset sales weakness in EMEA related to more difficult general economic conditions in the territory. New printer products (defined as printers released within 18 months prior to the end of the applicable fiscal period) as a percent of total printer product sales were as follows:

	December 31,
	2008	2007
Three months ended	18.6	16.6
Year ended	19.1	11.1

The diversity of our business across verticals and channels benefited us during the fourth quarter, compared to the fourth quarter of 2007. SPG had its strongest quarter of the year with key accounts, which offset lower demand in the channel. In addition to shipments to retailers and small package delivery, we also experienced strong sales into healthcare, government and mobile workforce.

Our international sales are denominated in multiple currencies, primarily the dollar, pound and euro. This directly causes our reported sales to be subject to fluctuations based on changes in currency rates. To partially protect Zebra against these currency rate fluctuations, we hedge a portion of the anticipated euro-denominated sales. We estimate that foreign exchange movements of the euro and the pound versus the dollar had a negative impact of $6,540,000 on sales, net of the hedging activities, during the fourth quarter of 2008. For the full year, there was a net positive impact of the currency rate fluctuations and hedging activities of $5,586,000. See Note 16 to the Consolidated Financial Statements included in this report for a more detailed discussion of our hedging program.

Printer unit volumes and average selling price information is summarized below:

	Three Months Ended December 31,		Percent Change	Year Ended December 31,		Percent Change
	2008	2007		2008	2007
Total printers shipped	249,902	235,267	6.2	972,478	919,909	5.7
Average selling price of printers shipped	$538	$600	(10.3)	$594	$581	2.2

For 2008, unit volumes increased in our midrange and mobile printer lines while unit volumes decreased in the high-end tabletop and card printer lines compared to the comparable periods in 2007. During the fourth quarter of 2008, average unit selling prices decreased in all printer product lines in large part due to the decrease in euro and pound exchange rates.

Gross profit margin for SPG was affected by unfavorable changes in product mix and foreign exchange rates. Foreign currency movements, net of hedging activities, increased gross profit by $6,391,000 for the full year and decreased fourth quarter gross profit by $4,352,000.

Operating expense changes for SPG in 2008, compared to the same periods in 2007, are due to the following (in thousands):

	Three Months Ended December 31, 2008	Year Ended December 31, 2008

Payroll and benefit costs	$(1,847)	$3,530
Trade show expenses	(680)	(1,013)
Advertising and market development fund costs	(744)	1,637
Professional services costs	578	1,890
Information technology expenses	(646)	(1,794)
Sales meeting expenses	—	1,508
Stock based compensation expenses	(970)	(2,770)
Exit and restructuring costs	6,005	16,489
Impairment charges	14,680	14,680
Gain on sale of assets	—	(1,347)
Facility relocation costs	—	1,092
Other changes	(1,194)	(629)

Total increases	$15,182	$33,273

The 2008 payroll and benefit cost increase includes approximately $550,000 for severance not related to the exit activities. Exit costs relate to the transfer of our printer manufacturing to a third-party manufacturer and the closure of our Warwick, Rhode Island supplies manufacturing facility. Restructuring costs relate to organization changes made in December 2008. See Note 22 to the Consolidated Financial Statements included in this Annual Report on Form 10-K for a more detailed discussion of the exit and restructuring costs. Facility relocation costs relate to the move of our High Wycombe, UK facility into a new location. Impairment charges relate to the write-down of intellectual property because of changes in valuations related to current economic conditions and the business outlook. See Note 13 of the Consolidated Financial Statements included in this Annual Report on Form 10-K for a more detailed discussion of the asset impairment charges. Absent the exit and restructuring costs and impairment charges, the fourth quarter reductions in expenses reflect the cost reduction program initiated during the quarter.

During 2008, we completed a sale and leaseback transaction for our manufacturing facility located in Camarillo, California. Zebra received net proceeds of $14,796,000 against a net book value of $10,669,000. Of the $4,127,000 gain, $3,006,000 was deferred and will be applied against future rental payments, and $1,121,000 was recognized in general and administrative expenses.

Enterprise Solutions Group (in thousands, except percentages)

	Three Months Ended
	December 31, 2008	December 31, 2007	Percent Change	Percent of Net sales - 2008	Percent of Net sales - 2007
Net sales	$22,074	$16,345	35.1	100.0	100.0
Cost of sales	8,492	8,366	1.3	38.5	51.3

Gross profit	13,582	7,959	70.6	61.5	48.7
Operating expenses	163,208	8,961	NM	739.4	54.8

Operating loss	(149,626)	(1,002)	NM	(677.9)	(6.1)

	Year Ended
	December 31, 2008	December 31, 2007	Percent Change	Percent of Net sales - 2008	Percent of Net sales - 2007
Net sales	$94,241	$35,245	167.4	100.0	100.0
Cost of sales	43,059	20,379	111.3	45.7	57.8

Gross profit	51,183	14,866	244.3	54.3	42.2
Operating expenses	217,149	26,121	NM	230.4	74.1

Operating loss	(165,966)	(11,255)	NM	(176.1)	(31.9)

During 2007 and 2008, Zebra acquired four companies which have been combined to make up our Enterprise Solutions Group (ESG). On January 25, 2007, we acquired WhereNet Corp., a provider of active radio frequency identification (RFID) based wireless solutions used to track and manage enterprise assets. On July 2, 2007, we acquired proveo AG, a provider of complete hardware and software systems for tracking motorized vehicles using global positioning systems (GPS). On December 14, 2007, we acquired Navis Holdings, LLC, a provider of software solutions to optimize the flow of goods through marine terminals and other operations managing cargo movement through ports and intermodal facilities. On April 1, 2008, we acquired Multispectral Solutions Inc., a global provider of ultra wideband (UWB) real-time locating systems and other UWB-based technology. Together, these companies give Zebra the ability to deliver more high-value applications that help our customers identify, track and manage assets, transactions and people.

Gross profit margin for ESG in 2008 were significantly higher than in 2007 due to the margins of the software business added in late 2007, as a result of the Navis acquisition, being significantly higher than the hardware business we had in 2007.

ESG results for the fourth quarter of 2008 reflect spending rates for all of the businesses acquired during 2007 and 2008 that comprise ESG. The operating expenses for ESG for all of 2008 are not comparable to the operating expenses for 2007 because the operating expenses for 2007 do not include the financial results for all of those businesses. ESG’s fourth quarter results also reflect a reduction in operating expenses during the second half of the year. These cost reduction efforts reduced ESG’s employee count by approximately 40. Operating expenses for the fourth quarter and the full year reflect a write-down of assets in the amount of $142,920,000 related to our recent ESG acquisitions and intellectual property because of changes in valuations as a result of the current economic conditions and the business outlook.

Increases in ESG operating expenses in 2008, compared to the same periods in 2007, are due to the following (in thousands):

	Three Months Ended December 31, 2008	Year Ended December 31, 2008

General operating expense increase related to businesses acquired	$7,379	$41,459
Stock based compensation expenses	912	3,152
Amortization expense	1,408	7,316
Acquired in process technology	—	(1,853)
Acquisition integration expenses	1,624	3,359
Impairment charges	142,920	142,920
WhereNet escrow claim net settlement	—	(5,302)
Other changes	4	(23)

Total increases	$154,247	$191,028

See Note 5 of the Notes to the Consolidated Financial Statements for further information related to the WhereNet escrow claim net settlement, Note 23 for further information related to acquisition integration costs, and Note 13 for further information related to the impairment charges.

Comparison of Years Ended December 31, 2007 and 2006

Net sales

Net sales by product category, related percent changes and percent of total net sales for 2007 and 2006 were as follows (in thousands, except percentages):

	Year Ended December 31,		Percent Change	Percent of Net sales - 2007	Percent of Net sales - 2006
Product Category	2007	2006
Hardware	$660,034	$578,002	14.2	76.1	76.1
Supplies	161,678	150,709	7.3	18.6	19.8
Service and software	42,801	25,664	66.8	4.9	3.4
Shipping and handling	6,826	6,022	13.4	0.8	0.8
Cash flow hedging activities	(3,060)	(873)	NM	(0.4)	(0.1)

Total net sales	$868,279	$759,524	14.3	100.0	100.0

Net sales to customers by geographic region, related percent changes, and percent of total net sales for 2007 and 2006 were as follows (in thousands, except percentages):

	Year Ended December 31,		Percent Change	Percent of Net sales - 2007	Percent of Net sales - 2006
Geographic Region	2007	2006
Europe, Middle East and Africa	$320,225	$264,711	21.0	36.9	34.8
Latin America	60,090	53,619	12.1	6.9	7.1
Asia-Pacific	71,871	61,374	17.1	8.3	8.1

Total International	452,186	379,704	19.1	52.1	50.0
North America	416,093	379,820	9.6	47.9	50.0

Total net sales	$868,279	$759,524	14.3	100.0	100.0

Ongoing strength in international territories, with notable growth in Europe, Middle East and Africa (EMEA) of 21.0% for the full year over 2006, helped drive overall sales growth in 2007. For 2007, sales growth benefited from a 12.4% unit volume increase spread broadly across our printer product lines, offset by a decline in average unit prices. Sales growth also benefited from strong growth in service and software sales, which is a result of our recent acquisitions. Favorable foreign exchange movements added 3.9 percentage points to consolidated growth and 11.0 percentage points to growth in EMEA for the fourth quarter.

Printer unit volumes and average selling price information is summarized below:

	Year Ended December 31,		Percent Change
	2007	2006
Total printers shipped	919,909	818,413	12.4
Average selling price of printers shipped	$581	$598	(2.8)

For all of 2007, printer unit volumes for nearly all printer categories increased, with notable strength in mid-range, mobile and desktop printers. For the full year, lower average selling prices across the full line of printers in addition to a mix shift toward lower priced products resulted in a 2.8% decrease in the average selling price of printers shipped.

Gross Profit

Gross profit information is summarized below (in thousands, except percentages)

For the Year Ended	Gross Profit	Percent of Net sales

December 31, 2007	$417,118	48.0
December 31, 2006	358,420	47.2
Percent Change	16.4

The improvement in gross profit margin for 2007 was due to favorable foreign exchange movements and lower variances offset by an unfavorable product mix change.

Selling and Marketing Expenses

Selling and marketing expenses are summarized below (in thousands, except percentages):

For the Year Ended	Selling and Marketing Expenses	Percent of Net Sales

December 31, 2007	$ 121,996	14.1
December 31, 2006	96,788	12.7
Percent Change	26.0

Higher selling and marketing expenses in 2007 compared to 2006 were a result of increased payroll costs of $17,691,000, increased advertising and market development funding of $1,131,000, increased professional services of $472,000, and higher travel and entertainment expenses of $1,518,000. These increases were related, in part, to recent acquisitions, which increased selling and marketing expenses by $9,255,000 during 2007.

Research and Development Costs

Research and development costs are summarized below (in thousands, except percentages):

For the Year Ended	Research and Development Costs	Percent of Net sales

December 31, 2007	$ 57,600	6.6
December 31, 2006	48,959	6.4
Percent Change	17.6

For 2007, research and development expenses increased as a result of increased payroll costs of $6,950,000 and higher professional services costs of $1,543,000. These increases were related, in part, to recent acquisitions, which increased research and development expenses by $7,387,000 during 2007.

General and Administrative Expenses

General and administrative expenses are summarized below (in thousands, except percentages):

For the Year Ended	General and Administrative Expenses	Percent of Net sales

December 31, 2007	$ 81,356	9.4
December 31, 2006	62,656	8.2
Percent Change	29.8

For 2007, general and administrative expenses increased due to higher payroll costs of $12,911,000 and higher information systems expenses of $1,546,000. These increases were related, in part, to recent acquisitions, which increased general and administrative expenses by $2,138,000 during 2007.

Settlement and Licensing Agreement with Paxar Americas, Inc.

During the third quarter of 2006, Zebra paid $63,750,000 to settle all issues surrounding the litigation with Paxar Americas, Inc. Of this amount, $53,392,000 was included as operating expense. The remaining $10,358,000 was capitalized as an intangible asset related to future use of patents and other licenses and is being amortized over 4 to 7 years resulting in an incremental charge of $456,000 per quarter.

Insurance receivable reserve

During 2006, a Zebra reseller filed for bankruptcy protection in Austria. At the time of the filing, the reseller owed various Zebra subsidiaries a total of $12,065,000. The entire balance due to Zebra had been guaranteed by Condor Insurance, a Nevis-based insurance company through a United Kingdom insurance broker. During June 2006, Zebra initiated a suit in the U.K. courts to enforce the guarantee. However, during the fourth quarter, we discovered that the insurance company’s financial position was such that it was unable to pay the judgment awarded to us. We reviewed the situation and determined that a loss is probable, and, therefore, reserved 100% of the balance due, which was $12,543,000 at December 31, 2006.

Operating Income

Operating income is summarized in the following table (in thousands, except percentages):

		Percent of
For the Year Ended	Operating Income	Net sales
December 31, 2007	$ 143,185	16.5
December 31, 2006	80,429	10.6
Percent Change	78.0

Non-operating Income and Expenses

Zebra’s non-operating income and expense items are summarized in the following table (in thousands, except percentages):

	Year Ended December 31,
	2007	2006
Investment income	$23,966	$23,182
Foreign exchange gains (losses)	523	(635)
Other, net	(299)	(1,334)

Total other income (expense)	$24,190	$21,213

Rate of Return Analysis:
Average cash and marketable securities balance	$420,184	$551,714
Annualized rate of return	5.7%	4.2%

During 2007, we began liquidating all of our interests in our partnership holdings. As a result of these liquidations, we recorded investment income of $9,246,000 related to gains on the liquidations of the partnerships during 2007.

Income Taxes

The effective income tax rate for 2007 was 34.2% versus 31.5% for 2006. The increase in the effective tax rate is a result of the increased impact in 2006 of permanent tax differences, including tax-exempt interest income, on the effective income tax rate due to lower taxable income as a result of the Paxar settlement. In addition, we reduced tax reserves in 2006 totaling $1,189,000 related to the completion of various state tax audits and 2005 state income tax returns.

Income before Cumulative Effect of Accounting Change

Zebra’s income before cumulative effect of accounting change is summarized below (in thousands, except per share amounts):

	Year Ended December 31,
	2007	2006
Income before cumulative effect of accounting change	$110,113	$69,627
Diluted earnings per share before cumulative effect of accounting change	$1.60	$0.98

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

Net Income

Zebra’s net income is summarized below (in thousands, except per share amounts):

	Year Ended December 31,
	2007	2006
Net income	$110,113	$70,946
Diluted earnings per share	$1.60	$1.00

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

•

We recognize license revenue under Statement of Position No. 97-2, “Software Revenue Recognition” (“SOP 97-2”), as amended by Statement of Position No. 98-9, “Software Revenue Recognition, With Respect to Certain Transactions” (“SOP 98-9”), when (1) a signed contract is obtained; (2) delivery of the product has occurred; (3) the license fee is fixed or determinable; and (4) collection is probable.

Maintenance and Support Agreements

We enter into post-contract maintenance and support agreements. Revenues are recognized ratably over the service period and the cost of providing these services is expensed as incurred.

Shipping and Handling

We charge our customers for shipping and handling services based upon our internal price list for these items. The amounts billed to customers are recorded as revenue when the product ships. Any costs incurred related to these services are included in cost of sales.

Zebra enters into sales transactions that include more than one product type. This bundle of products might include printers, current or future supplies, and services. When this type of transaction occurs, we allocate the purchase price to each product type based on the fair value of the individual products determined by vendor specific objective evidence. The revenue for each individual product is then recognized when the recognition criteria for that product is fully met.

Investments and Marketable Securities

Investments and marketable securities at December 31, 2008, consisted of the following:

U.S. government securities	22.5%
State and municipal bonds	76.1%
Corporate bonds	1.4%

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

Trading and available-for-sale securities are recorded at fair value. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of discounts or premiums. Unrealized holding gains and losses on trading securities are included in earnings. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders’ equity until realized. As of December 31, 2008, Zebra’s investments in marketable debt securities are classified as available-for-sale. In addition, as of December 31, 2008, all of our investments in marketable debt securities with maturities greater than one year are classified as long-term investments on the balance sheet due to our ability to hold them until maturity.

See Note 3 in the Notes to the Consolidated Financial Statements included in this Form 10-K for the fair value discussion of auction rate security investment valuations.

Accounts Receivable

We have standardized credit granting and review policies and procedures for all customer accounts, including:

•	Credit reviews of all new customer accounts,
•	Ongoing credit evaluations of current customers,
•	Credit limits and payment terms based on available credit information,
•	Adjustments to credit limits based upon payment history and the customer’s current credit worthiness,
•	An active collection effort by regional credit functions, reporting directly to the corporate financial officers, and
•	Credit insurance on the majority of our international revenues.

We reserve for estimated credit losses based upon historical experience and specific customer collection issues. Over the last three years, accounts receivable reserves varied from 0.6% to 3.3% of total accounts receivable. Accounts receivable reserves as of December 31, 2008, were $2,734,000, or 1.8% of the balance due. We feel this reserve level is appropriate considering the quality of the portfolio as of December 31, 2008. While credit losses have historically been within expectations and the provisions established, we cannot guarantee that our credit loss experience will continue to be consistent with historical experience.

Inventories

We value our inventories at the lower of the actual cost to purchase or manufacture using the first-in, first-out (FIFO) method, or the current estimated market value. We review inventory quantities on hand and record a provision for excess and obsolete inventory based on forecasts of product demand and production requirements for the subsequent twelve months.

Over the last three years, our inventory reserves have ranged from 5.9% to 14.2% of gross inventory. As of December 31, 2008, inventory reserves were $7,172,000, or 6.7% of gross inventory. We feel this reserve level is appropriate considering the quantities and quality of the inventories as of December 31, 2008.

Valuation of Long-Lived and Intangible Assets and Goodwill

We test the impairment of goodwill each year or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We completed our annual assessment during June 2008 and determined that our goodwill was not impaired as of the end of May 2008.

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

Due to the deterioration of the economy and a significant reduction in the price of our stock, we performed an interim test of our goodwill in the fourth quarter of 2008 and determined that the goodwill associated with our ESG segment was impaired. See Note 13 of the Consolidated Financial Statements for further discussion of this impairment charge.

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

If we believe that one or more of the above indicators of impairment have occurred and the undiscounted cash flow test has failed in the case of amortizable assets, we measure impairment based on projected discounted cash flows using a discount rate that incorporates the risk inherent in the cash flows.

During the fourth quarter of 2008, we determined that certain impairment indicators existed related to identified intangible assets in both our SPG and ESG businesses and conducted a special impairment test of intangibles. This test resulted in an impairment charge during the fourth quarter of 2008. See Note 13 of the Consolidated Financial Statements for further discussion of this impairment charge.

Net intangible assets, long-lived assets and goodwill amounted to $293,078,000 as of December 31, 2008.

Income Taxes. On January 1, 2007, we adopted Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109. According to FIN No. 48, we identified, evaluated, and measured the amount of income tax benefits to be recognized for all of our income tax positions. During 2008, we recognized an increase of approximately $4,000,000 in the liability for unrecognized tax benefits related to a recent Zebra acquisition. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2008	$—
Additions based on tax positions related to the current year	4,000

Balance at December 31, 2008	$4,000

Zebra’s continuing practice is to recognize interest and penalties related to income tax matters as part of income tax expense.

Zebra concluded U.S. federal income tax audits for tax years 2005 and 2006, during 2008. The 2007 tax year is open to audit. As a result of the concluded audits, additional income tax expense in the amount of $758,949 was incurred. In addition, interest expense in the amount of $146,937, net of tax benefits, was incurred. These amounts are included as part of current year income tax expense. The tax years 2004 through 2007 remain open to examination by various state taxing jurisdictions. Tax authorities in the United Kingdom have completed income tax audits through tax years ending December 31, 2006.

Contingencies

We record estimated liabilities related to contingencies based on our estimates of the probable outcomes. Quarterly, we assess the potential liability related to pending litigation, tax audits and other contingencies and confirm or revise estimates and reserves as appropriate.

For further information regarding material pending legal proceedings, see Note 17 in the Notes to the Consolidated Financial Statements included in the Form 10-K.

Stock-Based Compensation

As of December 31, 2008, Zebra had a general stock-based compensation plan and a stock purchase plan under which our stock was available for future grants and sales. We account for these plans in accordance with SFAS No. 123(R), Share-Based Payment. Zebra recognizes compensation costs over the vesting period of 1 month to 5 years. See Notes 2 and 4 to the Consolidated Financial Statements included in the Form 10-K for further information.

Liquidity and Capital Resources

As of December 31, 2008, Zebra had $224,886,000 in cash, restricted cash, and investments and marketable securities, compared with $281,179,000 at December 31, 2007. The impact of foreign currency was a significant factor in our cash flow changes in 2008. The pound exchange rate decreased from 2.00 at December 31, 2007 to 1.45 at December 31, 2008. Additional factors affecting these balances during 2008 include (note that changes discussed below include the impact of foreign currency):

•	Operations provided a net cash increase of $138,282,000 primarily from net income after adding back non-cash items.
•

Accounts receivable increased $21,891,000 with $19,227,000 of the increase resulting from the impact of foreign currency. Days sales outstanding increased to 60 at the end of 2008 from 59 at the end of 2007.

•	Inventories increased $26,222,000 as a result of our printer manufacturing being transferred to a third-party manufacturer. Of this increase, $11,460,000 resulted from the impact of foreign currency.
•	Accounts payable decreased by $17,891,000 after the foreign currency impact of $22,533,000.
•	Deferred revenue increased $11,281,000 as a result of acquiring more long-term contracts in our ESG business.
•	Taxes payable decreased $1,002,000 due to the timing of tax payments made in 2008.
•	Purchases of property and equipment totaled $40,889,000.
•	Proceeds from the sale of our Camarillo facility were $14,796,000.
•	Purchase of Multispectral Solutions Inc., totaled $18,366,000, and an increase to the purchase price of Navis, LLC, was $222,000.
•	Intangibles increased $1,384,000 due to payments for licenses to use patents.
•	Net sales of investments totaled $67,499,000.
•

Purchases of treasury shares totaled $157,582,000. Zebra made open market repurchases of our shares under authorizations of the Board of Directors announced August 1, 2007, February 25, 2008, and October 27, 2008.

•	Stock option exercises and purchases under the stock purchase plan contributed $7,145,000.

In February 2008, we announced that printer manufacturing is being transferred to a third-party manufacturer. This transition is expected to be completed by the end of 2009. See Note 22 to our Consolidated Financial Statements in this Annual Report on Form 10-K for further discussion.

Contractual Obligations

Zebra’s contractual obligations as of December 31, 2008 were (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$48,463	$12,023	$18,074	$13,420	$4,946
Deferred compensation liability	3,323	—	—	—	3,323
Deferred revenue	24,948	18,366	6,582	—	—
Purchase obligations	66,904	66,904	—	—	—

Total	$143,638	$97,293	$24,656	$13,420	$8,269

Purchase obligations are for purchases made in the normal course of business to meet operational requirements, primarily raw materials.

On August 14, 2008, Zebra entered into a revolving credit agreement for a five-year $100 million revolving credit facility. The loans under this credit agreement will be available for general corporate purposes of Zebra and its subsidiaries in the ordinary course of business and other purposes permitted by the agreement. We have not yet drawn any funds under this credit agreement.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133. This Statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. Zebra does not believe this standard will have a material impact upon our consolidated financial statements.

In April 2008, the FASB issued Financial Staff Position FAS 142-3, Determination of the Useful Life of Intangible Assets. This position amends the factors that should be considered in developing renewal or extension assumptions used to determine useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. The position intends to improve the consistency between useful life of a recognized intangible asset under FASB 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), and other GAAP. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. We have not yet determined the effect this standard will have on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States. Any effect of applying the provisions of this Statement shall be reported as a change in accounting principle in accordance with SFAS No. 154, Accounting for Changes and Error Corrections. We have not yet determined the effect this standard will have on our consolidated financial statements.

In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-based Payment Transactions Are Participating Securities, (FSP EITF 03-6-1). FSP EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two class method. FSP EITF 03-6-1 becomes effective on January 1, 2009. We have not yet determined the effect this standard will have on our consolidated financial statements.

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

	As of December 31,
Interest rate sensitive instruments	2008	2007
+1 percentage point movement
Effect on Pretax Income	$(1,894)	$(3,206)
Effect on Diluted EPS (after tax)	$(0.02)	$(0.03)
-1 percentage point movement
Effect on Pretax Income	$1,894	$3,206
Effect on Diluted EPS (after tax)	$0.02	$0.03

Because these securities are classified as available-for-sale under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, the impact of a one-percentage point movement in interest rates occurs over an extended period of time as investments are sold and the funds are subsequently reinvested.

Foreign Exchange Risk

We conduct business in approximately 100 countries throughout the world and, therefore, are exposed to risk based on movements in foreign exchange rates. We generally invoice customers in their local currency and have a resulting foreign currency denominated revenue transaction and accounts receivable. We also purchase certain raw materials and other items in foreign currencies. We manage these risks using derivative financial instruments. See Note 16 of the Notes to the Consolidated Financial Statements included in this form 10-K for further discussions of hedging activities.

The following table sets forth the impact of a ten percent movement in the dollar/pound and dollar/euro rates measured as if Zebra did not engage in the selective hedging practices described above and in Note 16. It is based on the dollar/euro and dollar/pound exchange rates and euro and pound denominated assets and liabilities (in thousands, except per share data).

	As of December 31,
Foreign exchange	2008	2007
Dollar/pound
Effect on Pretax Income	$1,620	$599
Effect on Diluted EPS (after tax)	$0.02	$0.01
Dollar/euro
Effect on Pretax Income	$579	$2,195
Effect on Diluted EPS (after tax)	$0.01	$0.02
Euro/pound
Effect on Pretax Income	$4,469	$3,073
Effect on Diluted EPS (after tax)	$0.05	$0.03

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

	As of December 31,
Equity price sensitive instruments	2008	2007
+10 percent movement
Effect on Pretax Income	$25	$1,170
Effect on Diluted EPS (after tax)	$0.00	$0.01
-10 percent movement
Effect on Pretax Income	$(25)	$(1,170)
Effect on Diluted EPS (after tax)	$(0.00)	$(0.01)

From time to time, Zebra has taken direct equity positions in companies. These investments relate to potential acquisitions and other strategic business opportunities. To the extent that it has a direct investment in the equity securities of another company, Zebra is exposed to the risks associated with such investments.

Item 8.      Financial Statements and Supplementary Data

The financial statements and schedule of Zebra are annexed to this report as pages F-2 through F-38. An index to such materials appears on page F-1.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on this assessment and those criteria, our management believes that, as of December 31, 2008, our internal control over financial reporting is effective. Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on Zebra’s internal control over financial reporting. That report is included on page 49 of this report on Form 10-K.

Changes in Internal Control over Financial Reporting

In January 2008, Zebra began a program to update substantially all of its key financial systems over a three year period. The requirements for internal controls over financial reporting are a fundamental element of the design and implementation of these systems. As pieces of these systems are implemented, we conduct appropriate levels of testing and monitoring of the systems and update our internal controls over financial reporting with respect to the impacted areas. In 2008, we made additional changes to our controls and procedures as part of our ongoing monitoring of our controls. However, none of these changes has materially affected, or is reasonably likely to materially affect, and there were no other changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have audited Zebra Technologies Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Zebra Technologies Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Zebra Technologies Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Zebra Technologies Corporation as of December 31, 2008 and 2007, and the related consolidated statements of earnings (loss), comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008, and our report dated February 27, 2009 expressed an unqualified opinion thereon.

/s/Ernst & Young LLP

Chicago, Illinois

February 27, 2009

Item 9B.     Other Information

Not applicable.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

We have adopted a Code of Ethics that applies to Zebra’s Chief Executive Officer, Chief Financial Officer and the Vice President, Finance. The Code of Ethics is posted on the Investor Relations – Corporate Governance page of Zebra’s Internet Web site, www.zebra.com, and is available for download. Any waiver from the Code of Ethics and any amendment to the Code of Ethics will be disclosed on such page of Zebra’s Web site

All other information in response to this item is incorporated by reference from the Proxy Statement sections entitled “Election of Directors,” “Executive Officers” and “Corporate Governance.”

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

Item 13.     Certain Relationships and Related Transactions, and Director Independence

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of February 2009.

ZEBRA TECHNOLOGIES CORPORATION

By: /s/ Anders Gustafsson
Anders Gustafsson
Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, the report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/Anders Gustafsson Anders Gustafsson	Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2009

/s/Gerhard Cless Gerhard Cless	Executive Vice President, Director	February 27, 2009

/s/ Michael C. Smiley Michael C. Smiley	Chief Financial Officer (Principal Financial Officer)	February 27, 2009

/s/Todd R. Naughton Todd R. Naughton	Vice President, Finance (Principal Accounting Officer)	February 27, 2009

/s/Michael A. Smith Michael A. Smith	Director and Chairman of the Board of Directors	February 27, 2009

/s/ Andrew Ludwick Andrew Ludwick	Director	February 27, 2009

/s/Ross W. Manire Ross W. Manire	Director	February 27, 2009

/s/Robert J. Potter Robert J. Potter	Director	February 27, 2009

/s/ Richard Keyser Richard Keyser	Director	February 27, 2009

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

All other financial statement schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or related notes.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

of Zebra Technologies Corporation:

We have audited the accompanying consolidated balance sheets of Zebra Technologies Corporation (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of earnings (loss), comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Zebra Technologies Corporation at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Zebra Technologies Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2009 expressed an unqualified opinion thereon.

/s/Ernst & Young LLP

Chicago, Illinois

February 27, 2009

ZEBRA TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	December 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$ 33,267	$ 38,211
Restricted cash	1,639	2,497
Investments and marketable securities	85,654	98,438
Accounts receivable, net of allowances of $2,734 in 2008 and $5,075 in 2007	152,679	150,775
Inventories, net	100,199	85,038
Deferred income taxes	11,679	14,772
Prepaid expenses and other current assets	11,701	31,101

Total current assets	396,818	420,832

Property and equipment at cost, net of accumulated depreciation and amortization	75,363	67,686
Long term deferred income taxes	51,251	28,407
Goodwill	151,356	246,510
Other intangibles, net	66,359	119,424
Long term investments and marketable securities	104,326	142,033
Other assets	5,405	9,386

Total assets	$ 850,878	$1,034,278

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ 38,152	$ 42,351
Accrued liabilities	67,911	69,437
Deferred revenue	18,366	9,633
Income taxes payable	558	751

Total current liabilities	124,987	122,172
Deferred rent	4,903	961
Other long-term liabilities	10,250	8,452

Total liabilities	140,140	131,585

Commitments and contingencies (Note 17)

Stockholders’ equity:
Preferred stock	—	—
Class A Common Stock	722	722
Additional paid-in capital	144,861	141,522
Treasury stock	(344,147)	(205,058)
Retained earnings	922,091	960,512
Accumulated other comprehensive income (loss)	(12,789)	4,995

Total stockholders’ equity	710,738	902,693

Total liabilities and stockholders’ equity	$ 850,878	$1,034,278

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

(Amounts in thousands, except per share data)

	Year Ended December 31,
	2008	2007	2006
Net sales	$976,700	$868,279	$759,524
Cost of sales	497,395	451,161	401,104

Gross profit	479,305	417,118	358,420
Operating expenses:
Selling and marketing	130,764	121,996	96,788
Research and development	85,120	57,600	48,959
General and administrative	87,885	81,356	62,656
Amortization of intangible assets	18,575	11,128	3,653
Litigation/claim settlement	(5,302)	—	53,392
Insurance receivable reserve	—	—	12,543
Acquired in-process technology	—	1,853	—
Exit, restructuring and integration costs	20,009	—	—
Asset impairment charges	157,600	—	—

Total operating expenses	494,651	273,933	277,991

Operating income (loss)	(15,346)	143,185	80,429

Other income (expense):
Investment income	1,281	23,966	23,182
Foreign exchange gain (loss)	3,518	523	(635)
Other, net	(1,366)	(299)	(1,334)

Total other income	3,433	24,190	21,213

Income (loss) before income taxes and cumulative effect of accounting change	(11,913)	167,375	101,642

Income taxes	26,508	57,262	32,015

Income (loss) before cumulative effect of accounting change	(38,421)	110,113	69,627

Cumulative effect of accounting change, net of income taxes of $694 (See Note 2)	—	—	1,319

Net income (loss)	$(38,421)	$110,113	$70,946

Basic earnings (loss) per share before cumulative effect of accounting change	$(0.60)	$1.61	$0.99
Diluted earnings (loss) per share before cumulative effect of accounting change	$(0.60)	$1.60	$0.98

Basic earnings (loss) per share	$(0.60)	$1.61	$1.01
Diluted earnings (loss) per share	$(0.60)	$1.60	$1.00

Basic weighted average shares outstanding	64,524	68,463	70,516
Diluted weighted average and equivalent shares outstanding	64,524	68,908	70,956

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Amounts in thousands)

	Year Ended December 31,
	2008	2007	2006
Net income (loss)	$(38,421)	$110,113	$70,946

Other comprehensive income (loss):
Foreign currency translation adjustment	(22,991)	2,277	7,295
Changes in unrealized gain/(loss) on hedging transactions, net of income taxes	5,750	(5,205)	(1,188)
Changes in unrealized holding gains/(loss) on investments, net of income taxes	(543)	1,111	(1,672)

Comprehensive income (loss)	$(56,205)	$108,296	$75,381

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands)

	Class A Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2005	$722	$139,433	$(64,013)	$779,453	$2,377	$857,972

Repurchase of 2,080,911 shares of Class A Common Stock	—	—	(72,925)	—	—	(72,925)
Issuance of 459,816 treasury shares upon exercise of stock options and purchases under stock purchase plan	—	(7,201)	17,603	—	—	10,402
Additional tax benefit resulting from exercise of options	—	1,324	—	—	—	1,324
Stock-based compensation	—	7,540	—	—	—	7,540
Cumulative effect of accounting change	—	(2,013)	—	1,319	—	(694)
Income before cumulative effect of accounting change	—	—	—	69,627	—	69,627
Unrealized holding loss on investments (net of income taxes)	—	—	—	—	(1,672)	(1,672)
Unrealized holding loss on hedging transactions (net of income taxes)	—	—	—	—	(1,188)	(1,188)
Foreign currency translation adjustment	—	—	—	—	7,295	7,295

Balance at December 31, 2006	$722	$139,083	$(119,335)	$850,399	$6,812	$877,681

Repurchase of 3,038,389 shares of Class A Common Stock	—	—	(107,390)	—	—	(107,390)
Issuance of 578,608 treasury shares upon exercise of stock options and purchases under stock purchase plan	—	(13,292)	21,667	—	—	8,375
Additional tax benefit resulting from exercise of options	—	664	—	—	—	664
Stock-based compensation	—	15,067	—	—	—	15,067
Net income	—	—	—	110,113	—	110,113
Unrealized holding gain on investments (net of income taxes)	—	—	—	—	1,111	1,111
Unrealized holding loss on hedging transactions (net of income taxes)	—	—	—	—	(5,205)	(5,205)
Foreign currency translation adjustment	—	—	—	—	2,277	2,277

Balance at December 31, 2007	$722	$141,522	$(205,058)	$960,512	$4,995	$902,693

Repurchase of 6,008,232 shares of Class A Common Stock	—	—	(157,582)	—	—	(157,582)
Issuance of 499,576 treasury shares upon exercise of stock options and purchases under stock purchase plan	—	(11,348)	18,493	—	—	7,145
Additional tax benefit resulting from exercise of options	—	(275)	—	—	—	(275)
Stock-based compensation	—	14,962	—	—	—	14,962
Net loss	—	—	—	(38,421)	—	(38,421)
Unrealized holding loss on investments (net of income taxes)	—	—	—	—	(543)	(543)
Unrealized holding gain on hedging transactions (net of income taxes)	—	—	—	—	5,750	5,750
Foreign currency translation adjustment	—	—	—	—	(22,991)	(22,991)

Balance at December 31, 2008	$722	$144,861	$(344,147)	$922,091	$(12,789)	$710,738

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net income (loss)	$(38,421)	$110,113	$70,946
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	38,581	26,902	16,087
Share-based compensation	14,962	15,067	7,540
Asset impairment charges	157,600	—	—
Impairment of investments	7,271	—	—
Excess tax benefit from share-based compensation	(192)	(921)	(1,514)
Cumulative effect of accounting change (net of tax)	—	—	(1,319)
Gain on sale of asset	(1,121)	—	—
Acquired in-process technology	—	1,853	—
Insurance receivable reserve	—	—	12,543
Deferred income taxes	(23,138)	(5,477)	(6,737)
Changes in assets and liabilities, net of businesses acquired:
Accounts receivable, net	(21,891)	4,453	(4,292)
Inventories	(26,222)	(134)	(13,430)
Other assets	(2,758)	(1,321)	(483)
Accounts payable	17,891	(3,418)	(1,869)
Accrued liabilities	1,429	16,804	9,486
Deferred revenue	11,281	(325)	(927)
Income taxes payable	(1,002)	(1,337)	2,586
Other operating activities	4,012	(4,139)	(552)

Net cash provided by operating activities	138,282	158,120	88,065

Cash flows from investing activities:
Purchases of property and equipment	(40,889)	(22,070)	(19,197)
Proceeds from sale of asset	14,796	—	—
Acquisition of businesses, net of cash acquired	(18,588)	(286,761)	(2,681)
Acquisition of intangible assets	(1,384)	(4,800)	(18,091)
Purchases of investments	(723,791)	(1,025,089)	(1,110,472)
Maturities of investments	592,749	915,015	757,249
Sales of investments	198,541	366,964	374,666

Net cash provided by (used in) investing activities	21,434	(56,741)	(18,526)

Cash flows from financing activities:
Purchase of treasury shares	(157,582)	(112,094)	(68,221)
Proceeds from exercise of stock options and stock purchase plan purchases	7,145	8,375	10,402
Excess tax benefit from share-based compensation	192	921	1,514

Net cash used in financing activities	(150,245)	(102,798)	(56,305)

Effect of exchange rate changes on cash	(14,415)	(18)	1,972

Net increase (decrease) in cash and cash equivalents	(4,944)	(1,437)	15,206
Cash and cash equivalents at beginning of year	38,211	39,648	24,442

Cash and cash equivalents at end of year	$33,267	$38,211	$39,648

Supplemental disclosures of cash flow information:
Income taxes paid	49,092	62,130	33,070
Supplemental disclosures of non-cash transaction:
Purchase of treasury shares not paid in 2006	$—	$—	$4,704
Sale of investments not received in 2007	—	21,925	—

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

In 2007 and 2008, we acquired WhereNet Corp., proveo AG, Navis Holdings, LLC and Multispectral Solutions Inc., which we refer to as Zebra Enterprise Solutions Group (ESG). In 2008, we integrated these businesses into a single business group and are reporting their results separately from our specialty printing business. Together, these ESG companies give Zebra the ability to deliver more high-value applications that help our customers identify, track and manage assets, transactions and people. We consider these solutions natural adjacencies to our core specialty printing business. The solutions these companies provide are sold on a contract basis and are typically installed over several quarters. These contracts cover a range of services, including design, installation and ongoing maintenance services.

Note 2 Summary of Significant Accounting Policies

Principles of Consolidation. These consolidated financial statements were prepared on a consolidated basis to include the accounts of Zebra and its wholly owned subsidiaries. All significant intercompany accounts, transactions and unrealized profit were eliminated in consolidation.

Fiscal Calendar. Zebra operates on a 4 week/4 week/5 week fiscal quarter, and each fiscal quarter ends on a Saturday. The fiscal year always begins on January 1 and ends on December 31. This results in some fiscal quarters being either greater than or less than 13 weeks depending on the days of the week those dates fall. During the 2008 fiscal year, our quarter end dates were as follows:

•	March 29,
•	June 28,
•	September 27, and
•	December 31.

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

Investments and Marketable Securities. Investments and marketable securities at December 31, 2008, consisted of U.S. government and agency securities, state and municipal bonds, corporate bonds, and other interests. Zebra classifies its debt and marketable equity securities in one of three categories: trading, available-for-sale or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those debt securities that Zebra has the ability and intent to hold until maturity. All securities not included in trading or held-to-maturity are classified as available-for-sale.

Trading and available-for-sale securities are recorded at fair value. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of discounts or premiums. Unrealized holding gains and losses on trading securities are included in earnings. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders’ equity until realized. As of December 31, 2008, all of our investments and marketable securities are classified as available-for-sale securities. In addition, all investments in marketable debt securities with maturities greater than one year are classified as long-term in the balance sheet due to our ability and intent to hold them until maturity.

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

Inventories. Inventories are stated at the lower of cost or market, and cost is determined by the first-in, first-out (FIFO) method. Manufactured inventories consist of the following costs: component, direct labor and manufacturing overhead. Purchased inventories consist of purchased costs and purchasing overhead.

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

Income Taxes. On January 1, 2007, we adopted Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109. According to FIN No. 48, we identified, evaluated, and measured the amount of income tax benefits to be recognized for all of our income tax positions. During 2008, we recognized an increase of approximately $4,000,000 in the liability for unrecognized tax benefits related to a recent Zebra acquisition. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2008	$ —
Additions based on tax positions related to the current year	4,000

Balance at December 31, 2008	$ 4,000

Zebra’s continuing practice is to recognize interest and penalties related to income tax matters as part of income tax expense.

Intangible Assets and Goodwill. Goodwill represents the unamortized excess of the cost of acquiring a business over the fair values of the net assets received at the date of acquisition. Goodwill is no longer being amortized, as required by Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets.

We test the impairment of goodwill each year or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We completed our last annual assessment during June 2008. At that time, no adjustment to goodwill was necessary due to impairment. Due to the current economic conditions, we performed an additional assessment of our goodwill during December 2008 and found the goodwill of our Enterprise Solutions Group to be impaired. As a result we recorded impairment charges related to goodwill of $113,679,000. See Note 13 for further information related to the goodwill impairment charges.

Goodwill of a reporting unit should be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Examples of such events or circumstances include:

—	Significant adverse change in legal factors or in the business climate,
—	Adverse action or assessment by a regulator,
—	Unanticipated competition,
—	Loss of key personnel,
—	More-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed of,

—	Testing for recoverability under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, of a significant asset group within a reporting unit,
—	Recognition of a goodwill impairment loss in the financial statement of a subsidiary that is a component of a reporting unit, or
—	Allocation of a portion of goodwill to a business to be disposed of.

We evaluate the impairment of identifiable intangibles whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered that might trigger an impairment review consist of:

—	Significant underperformance relative to expected historical or projected future operating results,
—	Significant changes in the manner of use of the acquired assets or the strategy for the overall business,
—	Significant negative industry or economic trends,
—	Significant decline in Zebra’s stock price for a sustained period, and
—	Significant decline in market capitalization relative to net book value.

If we believe that one or more of the above indicators of impairment have occurred and the undiscounted cash flow test has failed in the case of amortizable assets, we measure impairment by comparing the carrying value of the asset to its fair value, which is estimated using projected discounted cash flows using a discount rate that incorporates the risk inherent in the cash flows. Due to the current economic conditions, we performed an assessment of our identifiable intangibles during December 2008 and found the several of our identifiable intangible assets to be impaired. As a result we recorded impairment charges related to identifiable intangible assets of $43,617,000. See Note 13 for further information related to the asset impairment charges.

Intangible assets consist primarily of customer relationships, current technology and patents and patent licenses. These assets are recorded at cost and amortized on a straight-line basis over a weighted-average life of 10 years, which approximates the estimated useful lives. Accumulated amortization for these other intangible assets was $23,394,000 and $24,658,000 at December 31, 2008 and 2007, respectively.

Revenue Recognition. Revenue includes sales of hardware, supplies, software and services (including repair services, extended service contracts, and professional services). Product revenue is recognized once four criteria are met: (1) we have persuasive evidence that an arrangement exits; (2) delivery has occurred and title has passed to the customer, which happens at the point of shipment provided that no significant obligations remain; (3) the price is fixed and determinable; and (4) collectability is reasonably assured. We provide for an estimate of product returns based on historical experience. Revenue related to extended warranty and service contracts is recorded as deferred income and recognized over the life of the contract. Professional services revenue is recorded when performed. Zebra enters into sales transactions that include more than one product type. This bundle of products might include printers, current or future supplies, and services. When this type of transaction occurs, we allocate the purchase price to each product type based on the fair value of the individual products determined by vendor specific objective evidence. The revenue for each individual product is then recognized when the earning process for that product is complete. We enter into post-contract maintenance and support agreements. Revenues are recognized ratably over the service period and the cost of providing these services is expensed as incurred.

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

ESG has fixed fee software implementation projects, for which we use the percentage of completion method for revenue recognition. Under this method of accounting, we recognize revenue based on the ratio of costs incurred to total estimated costs. Contract terms generally provide for progress billings on advance terms or based on completion of certain phases of the work. At December 31, 2008, unbilled revenue was $9,801,000 and receivables for contracts in progress included in accounts receivable were $11,260,000. At December 31, 2007, unbilled revenue was $8,013,000 and receivables for contracts in progress included in accounts receivable were $10,748,000.

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

Advertising. Advertising costs are expensed as incurred. Advertising expenses for the years ended December 31, 2008, 2007 and 2006 totaled $7,318,000, $6,361,000 and $5,857,000, respectively.

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

Warranty. In general, Zebra provides warranty coverage of one year on SPG printers against defects in material and workmanship. SPG printheads are warranted for nine months and batteries are warranted for three months. Warranty coverage for most ESG hardware products is similar, with coverage periods ranging from 90 days do one year depending on the nature of the product. Battery based products, such as location tags, are covered by a 30 day warranty. For ESG software products, the warranty period is generally 90 days and provides coverage against defects in material and workmanship as well as performance materially in compliance with the accompanying documentation. A provision for warranty expense is recorded at the time of shipment and adjusted quarterly based on historical warranty experience. The following table is a summary of Zebra’s accrued warranty obligation.

	Year Ended December 31,
Warranty Reserve (in thousands)	2008	2007	2006
Balance at the beginning of the period	$ 3,411	$ 2,250	$ 1,922
Warranty expense during the period	4,094	6,522	5,792
Warranty payments made during the period	(4,691)	(5,361)	(5,464)

Balance at the end of the period	$ 2,814	$ 3,411	$ 2,250

In the European Union, we have an obligation to recycle printers. We reserve for this obligation based on the number of new printers sold after August 13, 2005, and printers sold prior to that date that are returned to us upon our sale of a new printer to a customer. The following is a summary of Zebra’s accrued recycling obligation.

	Year Ended December 31,
Recycling Reserve (in thousands)	2008	2007	2006

Balance at the beginning of the period	$ 3,706	$ 2,115	$ 632
Recycling expense (reversal of reserve) during the period	(2,093)	1,580	1,373
Recycling payments made during the period	(3)	—	—
Exchange rate impact	(403)	11	110

Balance at the end of the period	$ 1,207	$ 3,706	$ 2,115

We reexamined the environmental recycling reserves based on our three years of experience of providing for such reserves and decreased our estimate of the reserve. Therefore, we released $3,757,000 from the reserve during the second quarter of 2008.

Fair Value of Financial Instruments. Zebra estimates the fair value of its financial instruments as follows:

Instrument	Method for determining fair value
Cash, cash equivalents, restricted cash, accounts receivable and accounts payable	Cost, which approximates fair value due to the short-term nature of these instruments
Investments in marketable debt securities	Market quotes from independent pricing services
Investments in auction rate securities	Broker quotations, discounted cash flow analysis or other types of valuation adjustment methodologies
Foreign currency forward contracts	Estimated using market quoted rates for foreign currency at the balance sheet date
Foreign currency option contracts	Estimated using market quoted rates for foreign currency at the balance sheet date and application of such rates subject to the option terms

In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, we recognize derivative instruments and hedging activities as either assets or liabilities on the balance sheet and measure them at fair value. Gains and losses resulting from changes in fair value are accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting. See Note 16 for additional information on our derivatives and hedging activities.

Stock-based Compensation. At December 31, 2008, Zebra had a general stock-based compensation plan and a stock purchase plan under which shares of our common stock was available for future grants and sales, and which are described more fully in Note 4. We account for these plans in accordance with SFAS No. 123(R), Share-Based Payment. Zebra recognizes compensation costs using the straight-line method over the vesting period of 1 month to 5 years.

The compensation expense and the related income tax benefit for share-based payments were included in the Consolidated Statement of Earnings (Loss) as follows (in thousands):

	For the years ended December 31,
Compensation costs and related income tax benefit:	2008	2007	2006

Cost of sales	$1,206	$1,607	$673
Selling and marketing	2,849	2,977	1,720
Research and development	2,426	2,316	1,111
General and administration	8,083	8,167	4,036
Acquisition integration expenses	398	—	—

Total compensation expense	$14,962	$15,067	$7,540

Income tax benefit	$5,162	$5,198	$2,556

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

Prior to adopting SFAS No. 123(R), Zebra presented all tax benefits of deductions resulting from the exercise of stock grants as operating cash flows in the consolidated statements of cash flows. SFAS No. 123(R) requires the cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized (excess tax benefits) to be classified as financing cash flows. Excess tax benefits classified as financing cash flows were as follows (in thousands):

	For the years ended December 31,
	2008	2007	2006

Excess tax benefits classified as financing cash flows	$192	$921	$1,514

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

Deferred Compensation Plan. Zebra has a deferred compensation plan that permits directors, management and highly compensated employees to defer portions of their compensation. Zebra immediately pays deferred amounts into a Rabbi Trust, and plan participants select a method of investing these funds into hypothetical investments. Zebra tracks the performance of these hypothetical investments in order to determine the value of each participant’s deferral. Zebra accrues the deferred compensation liability in other long-term liabilities as the amount that is actually owed to the participants. Our deferred compensation liability was $3,323,000 as of December 31, 2008, and $3,950,000 as of December 31, 2007.

Foreign Currency Translations. The consolidated balance sheets of Zebra’s foreign subsidiaries are translated into U.S. dollars using the year-end exchange rate, and statement of earnings items are translated using the average exchange rate for the year. The resulting translation gains or losses are recorded in stockholders’ equity as a cumulative translation adjustment, which is a component of accumulated other comprehensive income (loss).

Acquisition Costs. Zebra periodically has external expenditures related to potential acquisitions. During 2008 and previously, these expenditures were recorded as prepaid expenses until such time as Zebra either completed the transaction or abandoned the transaction. If the transaction completed, the costs were treated as part of the cost of the acquisition. If the transaction was abandoned, the costs were expensed during the period in which it was abandoned. Beginning in 2009, Zebra will expense these costs as incurred in accordance with SFAS No. 141(R), Business Combinations.

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of. Zebra accounts for long-lived assets in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the sum of the undiscounted cash flows expected to result from the use and the eventual disposition of the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. See Note 13 for further information related to impairment charges.

Recently Issued Accounting Pronouncements. In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, to create greater consistency in the accounting and financial reporting of business combinations. SFAS No. 141(R) establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies to fiscal years beginning after December 15, 2008 and will generally affect acquisitions going forward.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133. This Statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. Zebra does not believe this standard will have a material impact upon our consolidated financial statements.

In April 2008, the FASB issued Financial Staff Position FAS 142-3, Determination of the Useful Life of Intangible Assets. This position amends the factors that should be considered in developing renewal or extension assumptions used to determine useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. The position intends to improve the consistency between useful life of a recognized intangible asset under FASB 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), and other GAAP. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. We have not yet determined the effect this standard will have on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States. Any effect of applying the provisions of this Statement shall be reported as a change in accounting principle in accordance with SFAS No. 154, Accounting for Changes and Error Corrections. We have not yet determined the effect this standard will have on our consolidated financial statements.

In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-based Payment Transactions Are Participating Securities, (FSP EITF 03-6-1). FSP EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two class method. FSP EITF 03-6-1 becomes effective on January 1, 2009. We have not yet determined the effect this standard will have on our consolidated financial statements.

Reclassifications. Certain amounts in the prior years’ financial statements have been reclassified to conform to the current year’s presentation.

Note 3 Fair Value Measurements

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

Included in our investment portfolio are four auction rate security instruments, which are classified as available for sale securities and are reflected at fair value. However, due to recent events in credit markets, the auction events for the instruments held by Zebra as of December 31, 2008, have failed. Therefore, the fair values of these securities are estimated utilizing broker quotations, discounted cash flow analysis or other types of valuation adjustment methodologies as of December 31, 2008. These analyses consider, among other items, the collateralization underlying the security instruments, the credit worthiness of the counterparty, the timing of expected future cash flows, estimates of the next time the security is expected to have a successful auction, and Zebra’s intent and ability to hold such securities until credit markets improve. These securities were also compared, when possible, to other securities with similar characteristics.

Of the four auction rate security instruments, Zebra deemed one item to be other than temporarily impaired. Therefore, we have recorded the market value decline in the amount of $4,374,000 for that security as an investment loss in the income statement. The decline in the market value of the other securities is considered temporary and was recorded in accumulated other comprehensive income (loss) on the balance sheet. Since Zebra has the intent and ability to hold these securities until they are sold at auction, redeemed at carrying value or reach maturity, we have classified them as long term investments in the balance sheet.

Financial assets and liabilities carried at fair value as of December 31, 2008 are classified in the table below in one of the three categories described above (in thousands):

	Level 1	Level 2	Level 3	Total

Assets:
Available-for-sale securities	$182,933	$—	$7,047	$189,980
Money market investments related to the deferred compensation plan	3,426	—	—	3,426

Total assets at fair value	$186,359	$—	$7,047	$193,406

Liabilities:
Forward contracts (1)	$2,414	$8,015	$—	$10,429
Liabilities related to the deferred compensation plan	3,323	—	—	3,323

Total liabilities at fair value	$5,737	$8,015	$—	$13,752

1)	The fair value of forward contracts are calculated as follows:
a.	Fair value of forward collar contract associated with forecasted sales hedges are calculated using the midpoint of ask and bid rates for similar contracts.
b.	Fair value of regular forward contracts associated with forecasted sales hedges are calculated using the month-end exchange rate adjusted for the discount rate (3 month LIBOR rate).
c.	Fair value of balance sheet hedges are calculated at the month end exchange rate adjusted for current forward points unless the hedge has been traded but not settled at month end. If this is the case, the fair value is calculated at the rate at which the hedge is being settled.

Based on changed conditions in the credit markets, Zebra changed our valuation methodology for auction rate security instruments as noted above during the third quarter of 2008. Accordingly, these securities changed from Level 1 to Level 3 within SFAS No. 157’s hierarchy since Zebra’s initial adoption of SFAS No. 157 at January 1, 2008.

The following table presents Zebra’s activity for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in SFAS No. 157, for the year ended December 31, 2008 (in thousands):

Auction Rate Securities
Balance at December 31, 2007	$—
Transfers to Level 3	12,350
Total losses (realized or unrealized):
Included in earnings	(4,374)
Included in other comprehensive income (loss)	(929)
Purchases and settlements (net)	—

Balance at December 31, 2008	$7,047

Total gains and (losses) for the period included in earnings attributable to the change in unrealized losses relating to assets still held at December 31, 2008	$—

Note 4 Stock Based Compensation

As of December 31, 2008, Zebra had a general stock-based compensation plan and a stock purchase plan under which shares of our common stock were available for future grants and sales, and which are described below.

On May 9, 2006, the stockholders of Zebra approved the 2006 Zebra Technologies Corporation Incentive Compensation Plan (the 2006 Plan), which included authorization for issuance of awards of 5,500,000 shares under the 2006 Plan. The 2006 Plan became effective immediately and superseded the 1997 Stock Option Plan (the 1997 Plan) and the 2002 Non-Employee Director Stock Option Plan (the 2002 Director Plan), except that the prior plans will remain in effect with respect to stock options granted under the prior plans until such options have been exercised, forfeited, cancelled, expired or otherwise terminated in accordance with the terms of such grants. The types of awards available under the 2006 Plan are incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, performance shares and units and performance-based cash bonuses. Employees, directors and consultants of Zebra and its subsidiaries are eligible to participate in the 2006 Plan. As of December 31, 2008, 4,002,771 shares were available for grant under the plan, and options for 1,208,901 shares were outstanding under the 2006 Plan.

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

The following table shows the number of shares granted in 2008 and the vesting schedules of the restricted stock awards that were granted under the Plan to certain executive officers and other members of management.

Number of shares granted	Vesting period
10,140	One half after each year of service
118,800	After three years of service

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

The 1997 Plan was superseded by the 2006 Plan. As of December 31, 2008, options for 1,609,141 shares were outstanding and exercisable under the 1997 Plan. These options expire on the earlier of (a) ten years following the grant date, (b) immediately if the employee is terminated for cause, (c) ninety days if the employee is terminated involuntarily other than for cause, (d) thirty days if the employee voluntarily terminates his or her employment, or (e) one year if the employee’s employment terminates due to death, disability, or retirement.

The 2002 Director Plan was superseded by the 2006 Plan. As of December 31, 2008, options for 186,068 shares were outstanding and exercisable under the 2002 Director Plan. Unless otherwise provided in an option agreement, options granted under the 2002 Director Plan become exercisable in five equal increments beginning on the date of the grant and continuing on each of the four anniversaries thereafter. All such options expire on the earlier of (a) ten years following the grant date, (b) the first anniversary of the termination date of the non-employee director’s directorship for any reason other than the termination of the non-employee director’s directorship by Zebra’s stockholders for cause, or resignation for cause, in each case as defined in the option agreement.

In connection with Zebra’s acquisitions of Navis and WhereNet, Zebra assumed existing unvested stock options exercisable for shares of Navis’ common stock and WhereNet’s common stock, respectively, and made them options exercisable for Zebra common stock. These new options have exercises prices and vesting dates based on their previous terms. The vesting dates extend in some cases until April 30, 2011 for the Navis options and until October 23, 2010 for the WhereNet options. As of December 31, 2008, outstanding Navis and WhereNet options were exercisable for 87,277 shares and 47,787 shares, respectively.

The Board of Directors and stockholders adopted the 2001 Stock Purchase Plan and reserved 1,125,000 shares of Class A Common Stock for issuance under the plan. Under this plan, employees who work a minimum of 20 hours per week may elect to withhold up to 10% of their cash compensation through regular payroll deductions to purchase shares of Class A Common Stock from Zebra over a period not to exceed 12 months at a purchase price per share equal to the lesser of: (1) 85% of the fair market value of the shares as of the date of the grant, or (2) 85% of the fair market value of the shares as of the date of purchase. As of December 31, 2008, 732,051 shares have been purchased under the plan.

For purposes of calculating the compensation cost consistent with SFAS No. 123(R), the fair value of each stock option granted is estimated on the date of grant using a binomial model. The following table shows the weighted-average assumptions used for stock option grants as well as the fair value of the options granted based on those assumptions (excluding the Navis and WhereNet options):

	2008	2007	2006

Expected dividend yield	0%	0%	0%
Forfeiture rate	8.99%	7.69%	7.43%
Volatility	37.79%	34.73%	38.30%
Risk free interest rate	3.17%	4.55%	4.58%
- Range of interest rates	0.81% - 3.87%	4.55% - 5.03%	4.38% - 4.73%
Expected weighted-average life	5.09 years	4.88 years	4.58 years
Fair value of options granted	$7,566,000	$10,790,000	$5,802,000
Weighted-average grant date fair value of options granted (per share underlying the options)	$13.33	$13.72	$14.22

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

	2008	2007	2006
Fair market value	$ 20.26	$ 34.70	$ 34.79
Option price	$ 17.22	$ 29.50	$ 29.57
Expected dividend yield	0%	0%	0%
Expected volatility	46%	29%	25%
Risk free interest rate	1.87%	4.57%	4.54%

Stock option activity for the years ended December 31, 2008, 2007, and 2006, was as follows:

	2008		2007		2006
Fixed Options	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	3,029,138	$ 34.68	2,460,367	$ 34.08	2,548,484	$ 31.04
Granted	567,676	35.72	1,069,290	32.10	408,046	43.15
Exercised	(202,204)	16.77	(332,563)	18.66	(375,222)	20.85
Forfeited	(213,012)	36.11	(149,724)	40.18	(103,551)	41.12
Canceled	(42,424)	41.38	(18,232)	48.71	(17,390)	46.09

Outstanding at end of year	3,139,174	$ 35.83	3,029,138	$ 34.68	2,460,367	$ 34.08
Options exercisable at end of year	1,719,434	$ 33.30	1,413,352	$ 30.52	1,035,278	$ 26.49
Intrinsic value of options exercised	$3,138,000		$6,723,000		$8,209,000

The following table summarizes information about fixed stock options outstanding at December 31, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
$ 1.29-$24.21	547,009	3.70 years	$ 18.28	483,968	$ 18.56
$ 24.21-$36.39	635,430	4.66 years	29.64	451,414	27.70
$ 36.39-$41.25	895,941	8.55 years	38.47	135,930	40.17
$ 41.25-$46.18	630,707	7.00 years	44.29	364,479	44.97
$ 46.18-$53.92	430,087	5.26 years	49.42	283,643	49.10

	3,139,174			1,719,434

	Options Outstanding	Options Exercisable
Aggregate intrinsic value	$ 1,511,000	$ 1,252,000
Weighted-average remaining contractual term	6.2 years	4.6 years

As of December 31, 2008, there was $21,418,000 of unearned compensation cost related to stock options granted under the plans. That cost is expected to be recognized over a weighted-average period of 2.5 years.

Note 5 Business Combinations

Multispectral Solutions Inc. On April 1, 2008, Zebra acquired all of the outstanding stock of Multispectral Solutions Inc. (MSSI) for $18,366,000, which is net of cash acquired and includes transaction costs. Headquartered in Germantown, Maryland, MSSI is a global provider of ultra wideband (UWB) real-time locating systems and other UWB-based wireless technology. Zebra acquired this company to further extend our range of solutions to help our customers identify, track and manage a broader range of assets. Zebra acquired this company to further extend our range of solutions to help our customers identify, track and manage a broader range of assets. The Consolidated Statements of Earnings (Loss) reflect the results of operations of MSSI since the effective date of the purchase. The pro forma impact of this acquisition was not significant.

The following table (in thousands) summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition.

At April 1, 2008
Current assets	$ 700
Property and equipment	70
Intangible assets	8,000
Goodwill	13,547

Total assets acquired	$ 22,317

Deferred tax liability	(3,011)
Current liabilities	(940)

Net assets acquired	$ 18,366

On a preliminary basis pending the receipt of final valuations, the purchase price was allocated to identifiable tangible and intangible assets acquired and liabilities assumed based on their estimated fair values resulting in goodwill of $13,547,000. The intangible assets of $8,000,000 consist of the following (in thousands):

	Amount	Useful life

Customer relationships	1,000	10 years
Developed technology	7,000	8 years

The goodwill is not deductible for tax purposes.

Navis, LLC. On December 14, 2007, Zebra acquired all of the outstanding stock of Navis Holdings, LLC (Navis) for $144,066,000, which is net of cash acquired and transaction costs. Headquartered in Oakland, California, Navis provides solutions to optimize the flow of goods through marine terminals and other operations managing cargo in the supply chain. Zebra acquired this company to further extend our range of solutions to help our customers identify, track and manage a broader range of assets. The Consolidated Statements of Earnings (Loss) reflect the results of operations of Navis since the effective date of the purchase. The pro forma impact of this acquisition was not significant.

The following table (in thousands) summarizes the adjusted fair values of the assets acquired and the liabilities assumed at the date of acquisition.

At December 14, 2007
Current assets	$ 25,707
Property and equipment	2,601
Intangible assets	58,400
Goodwill	76,693

Total assets acquired	$ 163,401

Current liabilities	(19,335)

Net assets acquired	$ 144,066

The purchase price was allocated to identifiable tangible and intangible assets acquired and liabilities assumed based on their estimated fair values resulting in goodwill of $76,693,000. The intangible assets of $58,400,000 consist of the following (in thousands):

	Amount	Useful life

Trade names	$ 2,300	2 years
Customer relationships	39,000	15 years
Developed technology	17,100	6 years

The goodwill is deductible for tax purposes.

proveo AG. On July 2, 2007, Zebra acquired all of the outstanding stock of proveo AG for $20,224,000 (€14,866,000), which is net of cash acquired and transaction costs. Headquartered in Crailsheim, Germany, proveo AG provides integrated hardware and software systems that locate and track airport ground support equipment. Zebra acquired this company to further extend our range of solutions to help our customers identify, track and manage a broader range of assets. The Consolidated Statements of Earnings (Loss) reflect the results of operations of proveo AG since the effective date of the purchase. The pro forma impact of this acquisition was not significant.

The following table (in thousands) summarizes the adjusted fair values of the assets acquired and the liabilities assumed at the date of acquisition.

At July 2, 2007
Current assets	$ 2,062
Property and equipment	114
Intangible assets	4,176
Goodwill	16,331

Total assets acquired	$ 22,683

Deferred tax liability	(1,572)
Current liabilities	(887)

Net assets acquired	$ 20,224

The purchase price was allocated to identifiable tangible and intangible assets acquired and liabilities assumed based on their estimated fair values resulting in goodwill of $16,331,000. The intangible assets of $4,176,000 consist of the following (in thousands):

	Amount	Useful life

Trade names	$ 130	1.5 years
Customer relationships	1,523	8 years
Developed technology – hardware	1,504	8 years
Developed technology – software	1,019	5 years

The goodwill is not deductible for tax purposes.

WhereNet Corp. On January 25, 2007, Zebra acquired all of the outstanding stock of WhereNet Corp., for $127,450,000, which is net of cash acquired and transaction costs. Headquartered in Santa Clara, California, WhereNet provides integrated wireless real time locating systems (RTLS) to companies primarily in the industrial manufacturing, transportation and logistics, and aerospace and defense sectors. Zebra acquired this company to add a range of solutions to help our customers identify, track and manage a broader range of assets. The Consolidated Statements of Earnings (Loss) reflect the results of operations of WhereNet since the effective date of the purchase. The pro forma impact of this acquisition was not significant.

The following table (in thousands) summarizes the adjusted fair values of the assets acquired and the liabilities assumed at the date of acquisition.

At January 25, 2007
Current assets	$ 9,254
Deferred tax assets, net	19,058
Property and equipment	360
Intangible assets	30,616
Goodwill	87,482

Total assets acquired	$ 146,770

Current liabilities	(19,320)

Net assets acquired	$ 127,450

The purchase price was allocated to identifiable tangible and intangible assets acquired and liabilities assumed based on their estimated fair values resulting in goodwill of $87,482,000. The future benefit of the acquired net operating loss of $28,815,000 is included in the net deferred tax assets. The intangible assets of $30,616,000 consist of the following (in thousands):

	Amount	Useful life

Developed technology	$ 14,978	6 years
Customer relationships	12,324	10 years
Backlog	1,461	1 year
Acquired in-process research and development	1,853	N/A

The acquired in-process research and development of $1,853,000 was written-off at the date of the acquisition in accordance with FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method. Acquired in-process technology is stated separately in the operating expense section of the Consolidated Statements of Earnings (Loss).

The goodwill is not deductible for tax purposes.

As part of the acquisition closing, an escrow balance of approximately $13,600,000 was established against the total purchase price. On January 24, 2008, Zebra filed an indemnification claim against the sellers of WhereNet for the entire escrow balance, alleging that Zebra was entitled to indemnification from the former shareholders of WhereNet as a result of, among other things, breaches of the representations and warranties in the acquisition agreement and potential third party claims. Representatives of the shareholders disputed the allegations and filed a declaratory action to obtain the escrowed funds. The dispute was settled and the complaint was dismissed in September 2008. In accordance with the settlement agreement, Zebra received $7,000,000 of the escrowed funds, and the remainder was distributed to the former shareholders and vested option holders of WhereNet pursuant to the terms of the acquisition agreement.

Zebra agreed to make payments to its current employees that had been shareholders and vested option holders of WhereNet to reimburse them for their pro rata portions of any share of the escrow funds that they did not receive due to Zebra’s recoupment of amounts from the escrow funds. Accordingly, we recorded expense in the amount of $1,698,000 related to these payments. This expense was netted against the $7,000,000 received from the escrow settlement and is shown on the Consolidated Statements of Earnings (Loss) on a separate line titled litigation/claim settlement.

Note 6 Stockholders’ Equity

Share count and par value data related to stockholders’ equity are as follows:

	December 31, 2008	December 31, 2007
Preferred Stock Par value per share Shares authorized Shares outstanding	$ 0.01 10,000,000 —	$ 0.01 10,000,000 —
Common Stock—Class A Par value per share Shares authorized Shares issued Shares outstanding	$ 0.01 150,000,000 72,151,857 60,861,592	$ 0.01 150,000,000 72,151,857 66,370,248
Treasury stock Shares held	11,290,265	5,781,609

During the year ended December 31, 2008, Zebra purchased 6,008,232 shares of Zebra Class A Common Stock for $157,582,000. We reissued 499,576 treasury shares during 2008 upon exercise of stock options, purchases under the stock purchase plan and issuances of restricted stock.

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

Note 7 Earnings (Loss) Per Share

For the years ended December 31, 2008, 2007, and 2006, earnings (loss) per share before cumulative effect of the accounting change were computed as follows (in thousands, except per-share amounts):

	Year Ended December 31,
	2008	2007	2006

Basic earnings (loss) per share:
Income (loss) before cumulative effect of accounting change	$ (38,421)	$ 110,113	$ 69,627
Weighted average common shares outstanding	64,524	68,463	70,516
Per share amount	$ (0.60)	$ 1.61	$ 0.99

Diluted earnings (loss) per share:
Income (loss) before cumulative effect of accounting change	$ (38,421)	$ 110,113	$ 69,627
Weighted average common shares outstanding	64,524	68,463	70,516
Add: Effect of dilutive securities – stock options	—	445	440

Diluted weighted average and equivalent shares outstanding	64,524	68,908	70,956
Per share amount	$ (0.60)	$ 1.60	$ 0.98

For the years ended December 31, 2008, 2007, and 2006, earnings (loss) per share after the cumulative effect of the accounting change were computed as follows (in thousands, except per-share amounts):

	Year Ended December 31,
	2008	2007	2006
Basic earnings (loss) per share:
Net income (loss)	$ (38,421)	$ 110,113	$ 70,946
Weighted average common shares outstanding	64,524	68,463	70,516
Per share amount	$ (0.60)	$ 1.61	$ 1.01

Diluted earnings (loss) per share:
Net income (loss)	$ (38,421)	$ 110,113	$ 70,946
Weighted average common shares outstanding	64,524	68,463	70,516
Add: Effect of dilutive securities – stock options	—	445	440

Diluted weighted average and equivalent shares outstanding	64,524	68,908	70,956
Per share amount	$ (0.60)	$ 1.60	$ 1.00

The potentially dilutive securities that were excluded from the earnings (loss) per share calculation consist of stock options with an exercise price greater than the average market price of the Class A Common Stock. These options were as follows:

	Year Ended December 31,
	2008	2007	2006

Potentially dilutive shares	2,217,940	1,561,918	1,140,689

Note 8 Investments and Marketable Securities

We classify our investments in marketable debt securities as available-for-sale in accordance with the classifications defined in SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. As of December 31, 2008, all of our investments in marketable debt securities with maturities greater than one year are classified as long-term in the balance sheet due to our ability to hold them until maturity.

SFAS No. 115 requires that changes in the market value of available-for-sale securities are reflected in the accumulated other comprehensive income (loss) caption of stockholders’ equity in the balance sheet, until we dispose of the securities. Once these securities are disposed of, either by sale or maturity, the accumulated changes in market value are transferred to investment income. On the cash flow statements, changes in the balances of available-for-sale securities are included in purchases, sales and maturities of investments under investing activities.

Changes in market value of trading securities would be recorded in investment income as they occur, and the related cash flow statement includes changes in the balances of trading securities as operating cash flows.

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and aggregate fair value of investment securities at December 31, 2008, were as follows (in thousands):

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value

Available-for-sale:
U.S. government and agency securities	$42,842	$30	$(338)	$42,534
State and municipal bonds	144,528	1,366	(1,356)	144,538
Corporate bonds	3,020	—	(432)	2,588
Other	320	—	—	320

	$190,710	$1,396	$(2,126)	$189,980

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and aggregate fair value of investment securities at December 31, 2007, were as follows (in thousands):

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value

Available-for-sale:
U.S. government and agency securities	$31,989	$56	$(505)	$31,540
State and municipal bonds	194,350	899	(289)	194,960
Corporate bonds	3,020	—	(20)	3,000
Other	38	—	—	38

	229,397	$955	$(814)	$229,538

Partnership interests using cost method *	10,933	—	—	10,933

	$240,330	$955	$(814)	$240,471

*	Amounts are at original cost rather than fair value due to the use of the cost method of accounting.

Changes in unrealized gains and losses on available-for-sale securities are included in these financial statements as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006

Changes in unrealized gains and losses on available-for- sale securities, net of tax, recorded in accumulated other comprehensive income (loss)	$(543)	$1,111	$(1,672)

The following table shows the number, aggregate market value and unrealized losses (in thousands) of investments with market values that were less than amortized cost as of December 31, 2008. These lower market values are caused by short-term fluctuations in interest rates and are not a reflection of the credit worthiness of the issuer. Market values are expected to recover to the amortized cost prior to maturity.

	Unrealized Loss < 12 months			Unrealized Loss > 12 months
	Number of investments	Aggregate Market Value	Unrealized Losses	Number of investments	Aggregate Market Value	Unrealized Losses

Government securities	2	$590	$(17)	16	$9,017	$(321)
State and municipal bonds	1	2,900	(76)	30	24,376	(1,280)
Corporate bonds	1	2,587	(432)	—	—	—

Total	4	$6,077	$(525)	46	$33,393	$(1,601)

As of December 31, 2007, the number, aggregate market value and unrealized losses (in thousands) of investments with market values that were less than amortized cost were:

	Unrealized Loss < 12 months			Unrealized Loss > 12 months
	Number of investments	Aggregate Market Value	Unrealized Losses	Number of investments	Aggregate Market Value	Unrealized Losses

Government securities	3	$7,561	$(102)	21	$13,599	$(403)
State and municipal bonds	5	8,406	(3)	27	30,986	(286)
Corporate bonds	1	3,000	(20)	—	—	—

Total	9	$18,967	$(125)	48	$44,585	$(689)

The contractual maturities of debt securities at December 31, 2008, were as follows (in thousands):

Fair Value
Due within one year	$85,654
Due after one year through five years	61,047
Due after five year through ten years	12,963
Due after ten years	30,316

$189,980

Using the specific identification method, the proceeds and realized gains on the sales of available-for-sale securities were as follows (in thousands):

	2008	2007	2006

Proceeds	$165,177	$343,647	$337,671
Realized gains	376	594	215
Realized losses	(901)	(781)	(1,385)
Net realized losses included in other comprehensive income (loss) as of the end of the prior year	(441)	(392)	(1,041)

Note 9 Related-Party Transactions

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

Unique Operating Lease

2007	$ 1,358
2006	2,336

Note 10 Inventories

The components of inventories, net of allowances, are as follows (in thousands):

	December 31,

	2008	2007

Raw material	$50,015	$46,572
Work in process	1,130	1,103
Deferred costs of long-term contracts	628	1,469
Finished goods	48,426	35,894

Total inventories	$100,199	$85,038

Inventory reserves (included in above numbers)	$7,172	$8,999

Note 11 Property and Equipment

Property and equipment, which includes assets under capital leases, is comprised of the following (in thousands):

	December 31,

	2008	2007

Buildings	$1,844	$15,336
Land	289	1,910
Machinery, equipment and tooling	76,742	68,571
Furniture and office equipment	9,062	8,519
Computers and software	63,638	56,453
Automobiles	20	50
Leasehold improvements	10,328	10,220
Projects in progress	22,509	11,729

	184,432	172,788
Less accumulated depreciation and amortization	(109,069)	(105,102)

Net property and equipment	$75,363	$67,686

Other items related to property and equipment are as follows:
	December 31,

	2008	2007

Unamortized computer software costs	$13,330	$10,402

	Year Ended December 31,

	2008	2007	2006

Amortization of capitalized software	$5,058	$4,447	$3,600
Total depreciation expense charged to income	20,006	15,774	12,434

Note 12 Income Taxes

The geographical sources of income (loss) before income taxes and cumulative effect of accounting change were as follows (in thousands):

	Year Ended December 31,

	2008	2007	2006

United States	$(30,517)	$142,903	$86,609
Outside United States	18,604	24,472	15,033

Total	$(11,913)	$167,375	$101,642

Zebra’s intention is to permanently reinvest the undistributed earnings of all of our foreign subsidiaries in accordance with APB Opinion No. 23, Accounting for Income Taxes – Special Areas. Accordingly, we have not provided for deferred U.S. income taxes on undistributed earnings of foreign subsidiaries, which totaled approximately $24,261,000 at December 31, 2008. Should such earnings be remitted to Zebra, foreign tax credits would be available to substantially offset the U.S. income taxes due upon repatriation.

The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,

	2008	2007	2006

Current:
Federal	$38,149	$44,737	$29,376
State	5,213	5,391	2,804
Foreign	7,494	8,399	4,560
Deferred:
Federal	(22,309)	(1,458)	(3,748)
State	(2,039)	193	(283)

Total	$26,508	$57,262	$32,709

The provision for income taxes differs from the amount computed by applying the U.S. statutory Federal income tax rate of 35% to income before income taxes. The reconciliation of statutory and effective income taxes is presented below (in thousands):

	Year Ended December 31,

	2008	2007	2006

Provision computed at statutory rate	$(4,170)	$58,582	$36,279
State income tax (net of Federal tax benefit)	1,127	3,636	1,412
Tax-exempt interest income	(1,997)	(4,173)	(4,378)
Acquired in-process technology	—	649	—
Acquisition related items	(2,450)	—	—
Asset impairment charges	35,360	—	—
Tax benefit of exempt foreign trade income	—	—	(1,365)
Domestic manufacturing deduction	(1,715)	(1,470)	(665)
Research and experimental credit	(400)	(400)	(350)
Other	753	438	1,776

Provision for income taxes	$26,508	$57,262	$32,709

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

Tax effects of temporary differences that give rise to deferred tax assets and liabilities are as follows (in thousands):

	December 31,

	2008	2007

Deferred tax assets:
Deferred rent-building	$1,817	$311
Accrued vacation	1,717	1,541
Deferred compensation	1,576	2,879
Inventory items	4,358	4,249
Allowance for doubtful accounts and other receivables	272	4,053
Other accruals	3,749	5,464
FAS 123(R) stock option expense	18,545	10,111
Unrealized gain on securities – FAS 115	275	—
Unrealized loss on partnership interests	10,154	4,188
Unrealized loss on hedges	12	3,275
Net operating loss carryforwards	21,792	24,884

Total deferred tax assets	64,267	60,955

Deferred tax liabilities:
Unrealized gain on hedges	—	(53)
Depreciation and amortization	(1,337)	(17,723)

Total deferred tax liabilities	(1,337)	(17,776)

Net deferred tax assets	$62,930	$43,179

Included in the line item, acquisition related items, above is deferred tax assets related to federal and state net operating losses that resulted from the WhereNet acquisition. As of December 31, 2008, we had approximately $59,887,000 of federal net operating loss carryforwards available to offset future taxable income which expire in 2012 through 2022. As of December 31, 2008, we also had approximately $19,283,000 of state net operating loss carryforwards which expire in 2012 through 2022. Zebra’s intention is to utilize these net operating loss carryforwards to offset future income tax expense. Under the United States Tax Reform Act of 1986, the amounts of benefits from net operating loss carryforwards may be impaired or limited in certain circumstances, including significant changes in ownership interests.

Zebra concluded U.S. federal income tax audits for the years of 2005 and 2006 during 2008. The 2007 tax year is open to audit. As a result of the concluded audits, additional income tax expense in the amount of $758,949 was incurred. In addition, interest expense in the amount of $146,937, net of tax benefits, was incurred. These amounts are included as part of current year income tax expense. The tax years 2004 through 2007 remain open to examination by various state taxing jurisdictions. Tax authorities in the United Kingdom have completed income tax audits through tax years ending December 31, 2006.

Note 13 Goodwill and Other Intangible Asset Data

Intangible asset data are as follows (in thousands):

	December 31, 2008		December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Current technology	$33,157	$(14,034)	$51,700	$(13,526)
Patent and other intellectual property	13,238	(4,448)	31,697	(6,468)
Customer relationships	43,358	(4,912)	60,685	(4,664)

Total	$89,753	$(23,394)	$144,082	$(24,658)

Unamortized intangible assets
Goodwill	$151,356		$246,510

Aggregate amortization expense
For the year ended December 31, 2007			$11,128
For the year ended December 31, 2008	$18,575

Estimated amortization expense
For the year ended December 31, 2009	10,364
For the year ended December 31, 2010	9,181
For the year ended December 31, 2011	8,915
For the year ended December 31, 2012	8,307
For the year ended December 31, 2013	6,855
Thereafter	22,737

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we test goodwill for impairment on an annual basis or more frequently if we believe indicators of impairment exist. We performed our annual impairment test in June 2008, and determined that our goodwill was not impaired as of the end of May 2008.

The performance of the test involves a two step process. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. We generally determine the fair value of our reporting units using the income approach methodology of valuation that includes the discounted cash flow method as well as other generally accepted valuation methodologies. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, we perform the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill.

Due to the deterioration of the economy and a significant reduction in the price of our stock, we performed an interim test of our goodwill in the fourth quarter of 2008 and determined that the goodwill associated with our ESG segment was impaired requiring a charge of $113,679,000. The impairment charge was due to decreased sales and cash flow estimates in our ESG segment as a result of world-wide depressed economic conditions. As of December 31, 2008, these amounts are estimates and may be adjusted during the first quarter of 2009 upon completion of a detailed second step impairment analysis.

Changes in the net carrying value amount of goodwill were as follows (in thousands):

	Enterprise Solutions Group	Specialty Printing Group	Total

Goodwill at December 31, 2006	$—	$70,714	$70,714
Acquisitions	175,812	—	175,812
Foreign exchange impact	—	(16)	(16)

Goodwill at December 31, 2007	175,812	70,698	246,510
Acquisitions	19,289	—	19,289
Impairment charges	(113,679)	—	(113,679)
Foreign exchange impact	(585)	(179)	(764)

Goodwill at December 31, 2008	$80,837	$70,519	$151,356

During 2008, we acquired intangible assets in the amount of $1,384,000 for patents and other intellectual property. These intangible assets have an estimated useful life of 2 to 9 years. In conjunction with our goodwill impairment testing, we also tested our identifiable intangible assets and found several of them to be impaired resulting in an additional impairment charge of $28,937,000 to our ESG segment and $14,680,000 to our SPG segment. The impairment charges in our SPG segment were related primarily to radio frequency identification.

Note 14 Other Assets

Other assets consist of the following (in thousands):

	December 31,

	2008	2007

Money market investments related to the deferred compensation plan (See Note 19)	$3,426	$2,795
Long-term equity securities	812	270
Deposits	957	1,549
Other long-term assets	210	4,772

Total	$5,405	$9,386

Note 15 401(k) Savings and Profit Sharing Plans

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

Company contributions to these plans, which were charged to operations, approximated the following (in thousands):

	Year Ended December 31,

	2008	2007	2006

401(k)	$4,156	$4,203	$2,030
Profit sharing	1,748	1,599	1,628

Total	$5,904	$5,802	$3,658

Percentage of eligible payroll contributed for profit sharing plan	1.5%	1.8%	1.8%

Note 16 Derivative Instruments

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

Hedging of Net Assets

We use forward contracts and options to manage exposure related to our pound and euro denominated net assets. We record gains and losses on these contracts and options in income each quarter along with the transaction gains and losses related to our net euro asset position. Summary financial information related to these activities follows (in thousands):

	Year ended December 31,

	2008	2007	2006
Change in losses from foreign exchange derivatives	$(13,196)	$(3,788)	$(73)
Gain (loss) on net foreign currency assets	16,714	4,311	(562)

Net foreign exchange gain (loss)	$3,518	$523	$(635)

	December 31, 2008	December 31, 2007	December 31, 2006

Notional balance of outstanding contracts:
Euro	€18,500	€14,000	€17,000
Pound	£5,000	£3,000	£2,660
Euro/Pound	€17,000	€20,500	€22,000

Net fair value of outstanding contracts	$(2,414)	$(104)	$(172)

Hedging of Anticipated Sales

We manage the exchange rate risk of anticipated euro denominated sales using forward contracts and option collars. We designate these contracts as cash flow hedges. Gains and losses on these contracts are deferred in other comprehensive income (loss) until the contracts are settled and the hedged sales are realized, at which time the deferred gains or losses will be reported as an increase or decrease to sales. Summary financial information related to the cash flow hedges of future revenues follows (in thousands, except percentages):

	December 31, 2008	December 31, 2007
Net unrealized losses deferred in accumulated other comprehensive income (loss):
Gross	$(32)	$(9,252)
Income tax benefit	(12)	(3,482)

Net	$(20)	$(5,770)

Notional balance of outstanding contracts	€14,680	€108,500
Hedge effectiveness	100%	100%

	Year ended December 31,

	2008		2007		2006

Net gain and (losses) included in revenue		$(12,354)		$(3,060)		$(873)

The above 2008 gains and losses are the net pretax gains and losses released from other comprehensive income (loss) into earnings during these years. We expect to release pretax losses in the amount of $32,000 from other comprehensive income (loss) into earnings during 2009 along with gains and losses on similar contracts entered into early in 2009. Currently, the initial duration of our forecasted sales hedge contracts is eight months. Effectiveness testing is performed on each contract monthly. We have not experienced any gains or losses due to ineffectiveness. If we were to experience such gains or losses, we would record them as a foreign exchange gain or loss. If we were to cancel or net settle a hedge designated as a cash flow hedge prior to the scheduled settlement date, we would recognize the gain or loss on that settlement immediately as a foreign exchange gain or loss.

Note 17 Commitments and Contingencies

Leases. Minimum future obligations under all non-cancelable operating leases as of December 31, 2008 are as follows (in thousands):

Operating Leases

2009	$12,023
2010	9,951
2011	8,123
2012	7,069
2013	6,351
Thereafter	4,946

Total minimum lease payments	$48,463

Rent expense for operating leases charged to operations was as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006

Rent expense	$15,695	$10,675	$9,011

The operating lease information includes a variety of properties around the world. These properties are used as manufacturing facilities, distribution centers and sales offices. Lease terms range from one year to 17 years with breaking periods specified in the lease agreements.

During 2008, Zebra entered into a sale and leaseback transaction for the building we owned in Camarillo, California. The resulting lease has a term of 30 months and the minimum monthly lease payments are $111,850 with no rent escalation clause. We are also moving our corporate headquarters from the current Vernon Hills, Illinois, location to a new location in Lincolnshire, Illinois as of March 1, 2009. The lease on this building has a term of 5 years, 4 months with minimum monthly lease payments beginning at $53,644 increasing approximately 2% per year through the end of the lease term.

Letters of credit. In connection with various customer contracts, Zebra has entered into three letters of credit agreements with a bank. The contingent liability of Zebra under these agreements as of December 31, 2008 is $756,000.

Revolving credit agreement. On August 14, 2008, Zebra entered into a revolving credit agreement for a five-year $100 million revolving credit facility. The loans under this credit facility will be available for general corporate purposes of Zebra and its subsidiaries in the ordinary course of business and other purposes permitted by the agreement.

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

The credit agreement includes customary representations, warranties, affirmative and negative covenants (including, among others, restrictions on the payment of cash dividends) and events of default (and related remedies, including acceleration and increased interest rates following an event of default). It also contains financial covenants tied to Zebra’s leverage ratio and fixed charge coverage ratio. As of December 31, 2008, we had established letters of credit amounting to $456,000, which reduce the funds available for borrowing under the agreement. At that date, no amounts were outstanding under the credit agreement.

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

Printherm filed bankruptcy proceedings on August 30, 2004, and the Commercial Court ordered its liquidation on November 30, 2004. A final hearing to consider statute of limitations and substantive arguments was held December 11, 2008. The Court is expected to enter a judgment on March 26, 2009.

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

Note 18 Segment and Geographic Data

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

The accounting policies for reportable segments are the same as those described in the summary of significant accounting policies except that Zebra records its federal and state deferred tax assets and liabilities in corporate and other. Intersegment sales are not significant.

Segment information is as follows (in thousands):

	Years Ended
	December 31, 2008	December 31, 2007	December 31, 2006
Net sales:
SPG	$ 882,459	$ 833,034	$ 759,524
ESG	94,241	35,245	—

Total	$ 976,700	$ 868,279	$ 759,524

Operating income (loss):
SPG	$ 206,188	$ 213,591	$ 191,372
ESG	(165,966)	(11,255)	—
Corporate and other	(55,568)	(59,151)	(110,943)

Total	$ (15,346)	$ 143,185	$ 80,429

Depreciation and amortization:
SPG	$ 17,515	$ 15,542	$ 11,654
ESG	14,885	5,850	—
Corporate and other	6,181	5,510	4,433

Total	$ 38,581	$ 26,902	$ 16,087

	December 31, 2008	December 31, 2007
Identifiable assets:
SPG	$376,515	$370,786
ESG	190,572	320,689
Corporate and other	283,791	342,803

Total	$850,878	$1,034,278

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

	North America	Europe, Middle East & Africa	Latin America	Asia	Total
2008
Net sales	$ 444,266	$ 358,913	$ 76,489	$ 97,032	$ 976,700
Long-lived assets	262,615	28,397	340	1,726	293,078

2007
Net sales	$ 416,093	$ 320,225	$ 60,090	$ 71,871	$ 868,279
Long-lived assets	405,903	26,376	401	940	433,620

2006
Net sales	$ 379,820	$ 264,711	$ 53,619	$ 61,374	$ 759,524
Long-lived assets	152,518	8,935	22	695	162,170

Net sales by major product category are as follows (in thousands):

	Hardware	Supplies	Service and Software	Shipping and Handling	Cash Flow Hedging Activities	Total
2008	$ 704,992	$ 172,106	$ 105,113	$ 6,843	$ (12,354)	$ 976,700
2007	660,034	161,678	42,801	6,826	(3,060)	868,279
2006	578,002	150,709	25,664	6,022	(873)	759,524

Note 19 Deferred Compensation Plan

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

	Year ended December 31,
	2008	2007	2006
Gain on cash surrender value of life insurance policies/money market interest included in investment income	$55	$516	$584

	December 31, 2008	December 31, 2007
Deferred compensation liability included in other long-term liability	$ 3,323	$ 3,950
Money market investments included in other assets	3,426	2,795

Note 20 Other Comprehensive Income (Loss)

Stockholders’ equity contains certain items classified as other comprehensive income (loss), including:

•

Foreign currency translation adjustments related to our non-U.S. subsidiary companies that have designated a functional currency other than the dollar. We are required to translate the subsidiary functional currency financial statements to dollars using a combination of historical, month-end, and average foreign exchange rates. This combination of rates creates the foreign currency translation adjustments component of other comprehensive income (loss).

•

Unrealized holding gains (losses) on foreign currency hedging activities relate to derivative instruments used to hedge the currency exchange rates for forecasted euro sales. These hedges are designated as cash flow hedges, and we have deferred income statement recognition of gains and losses until the hedged transaction occurs. See Note 16 for more details.

•	Unrealized gains (losses) on investments classified as available-for-sale are deferred from income statement recognition. See Note 8 for more details.

The components of other comprehensive income (loss) included in the Consolidated Statements of Comprehensive Income (Loss) are as follows (in thousands):

	Year ended December 31,
	2008	2007	2006
Foreign currency translation adjustments	$(22,991)	$ 2,277	$ 7,295

Changes in unrealized gains and (losses) on hedging transactions:
Gross	$ 9,220	$ (8,346)	$ (1,905)
Income tax (benefit)	3,470	(3,141)	(717)

Net	$ 5,750	$ (5,205)	$ (1,188)

Changes in unrealized holding gains and (losses) on investments classified as available-for-sale:
Gross	$ (871)	$ 1,782	$(2,682)
Income tax (benefit)	(328)	671	(1,010)

Net	$ (543)	$ 1,111	$(1,672)

The components of accumulated other comprehensive income (loss) included in the Consolidated Balance Sheets are as follows (in thousands):

	As of December 31,
	2008	2007
Foreign currency translation adjustments	$ (12,314)	$ 10,677

Unrealized losses on foreign currency hedging activities:
Gross	$ (32)	$ (9,252)
Income tax benefit	(12)	(3,482)

Net	$ (20)	$ (5,770)

Unrealized gains and (losses) on investments classified as available-for-sale:
Gross	$ (730)	$ 141
Income tax (benefit)	(275)	53

Net	$ (455)	$ 88

Note 21 Major Customers

ScanSource, Inc. is our most significant customer. Our net sales to ScanSource, Inc., an international distributor of Zebra SPG products related to automatic identification, telephony and security, as a percentage of total net sales, were as follows:

	Year ended December 31,
	2008	2007	2006
ScanSource	15.4	16.5	17.1

No other customer accounted for 10% or more of total net sales during these years.

Note 22 Costs Associated with Exit or Disposal Activities

During the first quarter of 2008, we initiated two different plans to close facilities. These plans are being accounted for under SFAS No. 146, Accounting for Cost Associated with Exit or Disposal Activities. All exit costs associated with these activities are identified on a separate line of our Consolidated Statement of Earnings (Loss), as part of operating expenses. These plans are intended to reduce costs and improve manufacturing efficiency.

In January 2008, we initiated a plan to close our supplies manufacturing plant in Warwick, Rhode Island. This plant’s operations were transferred to a new facility in Flowery Branch, Georgia, which is now our East Coast supplies manufacturing facility. This transition was completed during the second quarter. We do not expect to incur any further costs associated with this plan. Costs incurred through December 31, 2008 were (in thousands):

Type of Cost
Severance, stay bonuses, and other employee-related expenses	$ 341
Other exit costs	261

Total	$ 602

In February 2008, we announced plans to establish regional distribution and configuration centers, consolidate our supplier base, and transfer final assembly of thermal printers to Jabil Circuit, Inc., a global third-party electronics manufacturer. These actions are intended to optimize our global printer product supply chain by improving responsiveness to customer needs and increasing Zebra’s flexibility to meet emerging business opportunities. As a result, all printer manufacturing in our Vernon Hills, Illinois and Camarillo, California will be transferred to Jabil’s facility in Guangzhou, China. This transition is expected to be completed by the end of 2009. As of December 31, 2008, we have incurred and expect to incur the following exit costs (in thousands):

Type of Cost	Cost incurred as of December 31, 2008	Additional cost expected	Total costs expected to be incurred
Severance, stay bonuses, and other employee-related expenses	$4,308	$1,692	$6,000
Professional services	5,425	—	5,425
Relocation and transition costs	3,662	10,459	14,121

Total	$13,395	$12,151	$25,546

During December 2008, Zebra made various organization changes in order to reduce costs. Affected employees received both severance and outplacement services. The total cost of this action was $2,653,000 and was expensed in the fourth quarter of 2008. No future costs related to these organizational changes are expected to be incurred.

Liabilities and expenses related to exit activities for the year ended December 31, 2008, were as follows (in thousands):

	Severance, stay bonuses, and other employee- related expenses	Professional services	Relocation and transition costs	Other exit costs	Total
Accrued liabilities related to exit activities at December 31, 2007	$—	$—	$—	$—	$—
Expenses incurred for the nine months ended September 27, 2008	3,542	4,294	2,425	223	10,484
Expenses incurred for the three months ended December 31, 2008	3,760	1,131	1,237	38	6,166

Expenses incurred for the year ended December 31, 2008	7,302	5,425	3,662	261	16,650
Less: Amounts paid for the year ended December 31, 2008	(1,107)	(5,333)	(3,610)	(222)	(10,272)

Accrued liabilities related to exit activities at December 31, 2008	$6,195	$92	$52	$39	$6,378

All current exit costs are included in operating expenses for the Specialty Printing Group under the line item exit, restructuring and integration costs.

Also included in the line item exit, restructuring and integration costs, are costs related to an integration project to combine our most recent acquisitions of WhereNet Corp., proveo AG, Navis, LLC, and Multispectral Solutions, Inc., to form the Enterprise Solutions Group. As a result, Zebra incurred $3,359,000 in acquisition integration expenses, primarily severance costs during 2008, which are included in operating expenses as a separate line item.

Note 23 Quarterly Results of Operations (unaudited)

(Amounts in thousands, except per share data)

2008	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net sales	$246,277	$253,782	$244,073	$232,568
Cost of sales	123,362	126,067	126,287	121,679

Gross profit	122,915	127,715	117,786	110,889

Selling and marketing	30,861	34,322	33,148	32,433
Research and engineering	19,907	22,849	21,711	20,653
General and administrative	25,045	24,216	18,534	20,090
Amortization of intangibles	4,514	4,679	4,711	4,671
Claim settlement	—	—	(5,302)	—
Exit, restructuring and integration costs	3,234	4,680	4,304	7,791
Asset impairment charges	—	—	—	157,600

Total operating expenses	83,561	90,746	77,106	243,238

Operating income (loss)	39,354	36,969	40,680	(132,349)

Investment income (loss)	2,405	2,722	(5,141)	1,295
Foreign exchange gain (loss)	700	(69)	247	2,640
Other, net	(254)	(651)	(184)	(277)

Total other income (loss)	2,851	2,002	(5,078)	3,658

Income (loss) before taxes	42,205	38,971	35,602	(128,691)
Income taxes	14,561	13,445	9,832	(11,330)

Net income (loss)	$27,644	$25,526	$25,770	$(117,361)

Basic earnings (loss) per share	$0.42	$0.39	$0.40	$(1.88)
Diluted earnings (loss) per share	$0.42	$0.39	$0.40	$(1.88)

2007	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net sales	$208,576	$208,912	$217,218	$233,573
Cost of sales	108,786	109,510	112,590	120,275

Gross profit	99,790	99,402	104,628	113,298

Selling and marketing	28,164	29,069	29,080	35,683
Research and engineering	14,185	13,869	13,904	15,642
General and administrative	17,933	19,875	21,694	21,854
Amortization of intangibles	2,323	2,620	2,928	3,257
Acquired in-process technology	1,853	—	—	—

Total operating expenses	64,458	65,433	67,606	76,436

Operating income	35,332	33,969	37,022	36,862

Investment income	5,304	5,724	4,393	8,545
Foreign exchange gain (loss)	175	(182)	(23)	553
Other, net	76	(376)	(230)	231

Total other income	5,555	5,166	4,140	9,329

Income before taxes	40,887	39,135	41,162	46,191
Income taxes	14,171	13,502	14,201	15,388

Net income	$26,716	$25,633	$26,961	$30,803

Basic earnings per share	$0.39	$0.37	$0.39	$0.46
Diluted earnings per share	$0.39	$0.37	$0.39	$0.45

ZEBRA TECHNOLOGIES CORPORATION

Schedule II

Valuation and Qualifying Accounts

(Amounts in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions / (Recoveries)	Balance at End of Period

Valuation account for accounts receivable:
Year ended December 31, 2008	$5,075	$1,061	$3,402	$2,734
Year ended December 31, 2007	3,549	330	(1,196)	5,075
Year ended December 31, 2006	1,116	2,856	423	3,549

Valuation accounts for inventories:
Year ended December 31, 2008	$8,999	$6,907	$8,734	$7,172
Year ended December 31, 2007	9,866	8,800	9,667	8,999
Year ended December 31, 2006	7,598	8,951	6,683	9,866

See accompanying report of independent registered public accounting firm.

Index to Exhibits

2.1	(1)	Agreement and Plan of Merger between the Company, Waldo Acquisition Corp., WhereNet Corp. and Crosspoint Venture Partners 1996, LLP, dated as of January 11, 2007.
2.2	(2)	Agreement and Plan of Merger between the Company, Nero Acquisition LLC, Navis Holdings, LLC and Navis Corporation, dated October 15, 2007.
3.1(i)	(3)	Certificate of Incorporation of the Company, as amended.
3.1(ii)	(4)	Amended and Restated By-laws of Zebra Technologies Corporation, as amended.
4.0	(5)	Specimen stock certificate representing Class A Common Stock.
4.1	(6)	Rights Agreement between the Company and Mellon Investor Services, as Rights Agent.
10.1	(7)	1997 Stock Option Plan. +
10.2	(8)	First Amendment to the 1997 Stock Option Plan. +
10.3	(8)	Second Amendment to the 1997 Stock Option Plan. +
10.4	(9)	Third Amendment to the 1997 Stock Option Plan. +
10.5	(10)	Amendment No. Four to the 1997 Stock Option Plan. +
10.6	(7)	Directors’ 1997 Stock Option Plan.+
10.7	(5)	Form of Indemnification Agreement between the Company and each of its directors.
10.8	(5)	Lease between the Company and Unique Building Corporation for the Company’s facility in Vernon Hills, Illinois, as amended.
10.9	(3)	Amendment to the lease between the Company and Unique Building Corporation for the Company’s facility in Vernon Hills, Illinois, dated April 1, 1993.
10.10	(3)	Amendment to the lease between the Company and Unique Building Corporation for the Company’s facility in Vernon Hills, Illinois, dated December 1, 1994.
10.11	(11)	Amendment to the lease between the Company and Unique Building Corporation for the Company’s facility in Vernon Hills, Illinois, dated June 1, 1996.
10.12	(11)	Amendment to the lease between the Company and Unique Building Corporation for the Company’s facility in Vernon Hills, Illinois, dated June 2, 1996.
10.13	(12)	Amendment to the lease between the Company and Unique Building Corporation for the Company’s facility in Vernon Hills, Illinois, dated as of July 1, 1999.
10.14	(13)	2002 Non-Employee Director Stock Option Plan. +
10.15	(13)	Amendment No. 1 to the 2002 Non-Employee Director Stock Option Plan. +
10.16	(16)	Employment Agreement between the Company and Anders Gustafsson dated August 23, 2007. +
10.17	(17)	First Amendment to Employment Agreement, between the Company and Anders Gustafsson, dated November 16, 2007. +
10.18	(14)	Second Amendment to Employment Agreement by and between the Company and Anders Gustafsson dated December 30, 2008. +
10.19	(16)	Non-Qualified Stock Option Agreement between the Company and Anders Gustafsson, dated September 4, 2007. +
10.20	(16)	LTI Restricted Stock Agreement between the Company and Anders Gustafsson, dated September 4, 2007. +
10.21	(16)	LTI Non-Qualified Stock Option Agreement between the Company and Anders Gustafsson, dated September 4, 2007. +
10.22	(16)	Letter agreement by and between the Company and Edward L. Kaplan dated August 31, 2007. +
10.23	(18)	Employment Agreement between the Company and Hugh K. Gagnier dated December 12, 2007. +
10.24	(14)	Amendment No. 1 to Employment Agreement by and between the Company and Hugh K. Gagnier dated December 30, 2008. +
10.25		Employment Agreement between the Company and Michael H. Terzich, dated November 16, 2007.
10.26		Employment Agreement between the Company and Noel Elfant, dated November 16, 2007.
10.27		Employment Agreement between the Company and Todd Naughton, dated November 16, 2007.
10.28	(17)	Employment Agreement between the Company and Phil Gerskovich, dated November 16, 2007. +
10.29	(27)	Employment Agreement by and between Joanne Townsend and the Company dated March 17, 2008. +
10.30	(28)	Employment Agreement by and between Michael C. Smiley and the Company dated May 1, 2008. +
10.31	(14)	Form of Amendment No. 1 to Employment Agreement by and between the Company and each executive officer other than Messrs. Gustafsson and Gagnier and each dated December 30, 2008. +
10.32	(8)	Form of Stock Option Agreement under the Zebra Technologies Corporation 1997 Stock Option Plan with respect to awards granted prior to February 6, 2006. +

10.33	(13)	Form of Non-Qualified Stock Option Agreement under the Zebra Technologies Corporation 2002 Non-Employee Director Stock Option Plan with respect to awards granted prior to February 8, 2006. +
10.34	(31)	Form of Amendment to outstanding Non-Qualified Stock Option Agreements under the 2002 Non-Employee Director Stock Option Plan
10.35	(19)	Form of Stock Option Agreement under the Company’s 1997 Stock Option Plan with respect to awards granted on or after February 6, 2006. +
10.36	(19)	Form of Non-Qualified Stock Option Agreement under the Company’s 2002 Non-Employee Director Stock Option Plan with respect to awards granted on or after February 8, 2006. +
10.37	(20)	Form of Non-Qualified Stock Option Agreement under the Company’s 2006 Incentive Compensation Plan with respect to awards granted prior to April 25, 2007. +
10.38	(21)	Form of Non-Qualified Stock Option Agreement under the Company’s 2006 Incentive Compensation Plan with respect to awards granted to executive officers on or after April 25, 2007 and prior to December 2, 2008. +
10.39	(20)	Form of Restricted Stock Agreement under the Company’s 2006 Incentive Compensation Plan for retention grants to executive officers granted prior to April 24, 2008. +
10.40	(26)	Form of Restricted Stock Agreement under the Company’s 2006 Zebra Technologies Corporation Incentive Compensation Plan with respect to awards granted on or after April 24, 2008 and prior to December 2, 2008. +
10.41	(29)	Form of Director 1-Year Vesting Non-Qualified Stock Option Agreement under the 2006 Zebra Technologies Corporation Incentive Compensation Plan with respect to awards granted to directors on or after May 22, 2008 and prior to December 2, 2008. +
10.42	(29)	Form of Director 4-Year Vesting Non-Qualified Stock Option Agreement under the 2006 Zebra Technologies Corporation Incentive Compensation Plan with respect to awards granted to directors on or after May 22, 2008 and prior to December 2, 2008. +
10.43	(29)	First Amendment to Non-Qualified Stock Option Agreement dated February 8, 2002, by and between Christopher G. Knowles and the Company dated May 22, 2008. +
10.44	(29)	First Amendment to Non-Qualified Stock Option Agreement dated February 8, 2006, by and between Christopher G. Knowles and the Company dated May 22, 2008. +
10.45	(31)	Amendment to all outstanding Non-Qualified Stock Option Agreements under the 2006 Zebra Technologies Corporation Incentive Compensation Plan, dated December 2, 2008. +
10.46	(31)	Form of Non-Qualified Stock Option Agreement under the Company’s 2006 Incentive Compensation Plan with respect to awards granted to executive officers on or after December 2, 2008. +
10.47	(31)	Form of Director Non-Qualified Stock Option Agreement (1-Year Vesting) under the 2006 Zebra Technologies Corporation Incentive Compensation Plan with respect to awards granted to directors on or after December 2, 2008. +
10.48	(31)	Form of Director Non-Qualified Stock Option Agreement (4-Year Vesting) under the 2006 Zebra Technologies Corporation Incentive Compensation Plan with respect to awards granted to directors on or after December 2, 2008. +
10.49	(31)	Form of Restricted Stock Agreement (time-vesting) under the 2006 Zebra Technologies Corporation Incentive Compensation Plan with respect to awards granted on or after December 2, 2008. +
10.50	(31)	Form of Restricted Stock Agreement (time-vesting) under the 2006 Zebra Technologies Corporation Incentive Compensation Plan with respect to awards granted on or after December 2, 2008. +
10.51	(27)	Manufacturing Services Agreement between Jabil Circuit, Inc. and the Company dated May 30, 2007 (portions of this exhibit have been omitted and have been filed separately with the Commission pursuant to a request for confidential treatment.)
10.52	(30)	Credit Agreement between Zebra Technologies Corporation and Northern Trust Company, as Syndication Agent, Bank of America, N.A., as Documentation Agent, and JPMorgan Chase Bank, N.A., as Administrative Agent, dated as of August 14, 2008.
10.53	(22)	Settlement Agreement with Paxar Americas, Inc., dated September 14, 2006.
10.54	(23)	2006 Incentive Compensation Plan. +
10.55	(31)	Amendment to the 2006 Zebra Technologies Corporation Incentive Compensation Plan dated December 2, 2008. +
10.56	(24)	WhereNet Corp. 1997 Stock Option Plan. +
10.57	(24)	First Amendment to the WhereNet Corp. 1997 Stock Option Plan. +
10.58	(25)	Amended and Restated Navis Holdings, LLC 2000 Option Plan. +
10.59	(21)	2007 Management Bonus Plan. +
10.60	(27)	2008 Management Bonus Plan. +

10.61	(15)	2009 Zebra Incentive Plan. +
10.62	(27)	2005 Executive Deferred Compensation Plan as amended. +
21.1		Subsidiaries of the Company.
23.1		Consent of Ernst & Young LLP, independent registered public accounting firm.
31.1		Certification pursuant to Rule 13a-14(a)/15d-14(a).
31.2		Certification pursuant to Rule 13a-14(a)/15d-14(a).
32.1		Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Quarterly Report on Form 10-Q filed on May 4, 2007, and incorporated herein by reference.
(2)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Current Report on Form 8-K filed on December 17, 2007, and incorporated herein by reference.
(3)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Annual Report on Form 10-K filed on March 1, 2007, and incorporated herein by reference.
(4)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Current Report on Form 8-K filed on November 26 2008, and incorporated herein by reference.
(5)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Registration Statement on Form S-1, as amended, File No. 33-41576, and incorporated herein by reference.
(6)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Form 10-Q for the quarterly period ended March 30, 2002, and incorporated herein by reference.
(7)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, and incorporated herein by reference.
(8)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Registration Statement on Form S-8, File No. 333-63009, and incorporated herein by reference.
(9)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Registration Statement on Form S-8, File No. 333-84512, and incorporated herein by reference.
(10)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Form 10-Q for the quarterly period ended September 28, 2002, and incorporated herein by reference.
(11)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996, and incorporated herein by reference.
(12)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Form 10-Q for the quarterly period ended April 1, 2000, and incorporated herein by reference.
(13)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Form 10-Q for the quarterly period ended June 29, 2002, and incorporated herein by reference.
(14)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Current Report on Form 8-K filed on January 5, 2009, and incorporated herein by reference.
(15)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Current Report on Form 8-K filed on February 5, 2009, and incorporated herein by reference.
(16)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Current Report on Form 8-K filed on September 4, 2007, and incorporated herein by reference.
(17)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Current Report on Form 8-K filed on November 21, 2007, and incorporated herein by reference.
(18)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Current Report on Form 8-K filed on December 17, 2007, and incorporated herein by reference.
(19)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Current Report on Form 8-K filed on February 10, 2006, and incorporated herein by reference.
(20)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Current Report on Form 8-K filed on October 26, 2006, and incorporated herein by reference.
(21)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Current Report on

Form 8-K filed on May 1, 2007, and incorporated herein by reference.
(22)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Current Report on Form 8-K filed on September 19, 2006, and incorporated herein by reference.
(23)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Current Report on Form 8-K filed on May 15, 2006, and incorporated herein by reference.
(24)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Registration Statement on Form S-8 filed on January 25, 2007, File No. 333-140207, and incorporated herein by reference.
(25)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Registration Statement on Form S-8 filed on December 19, 2007, File No. 333-148183, and incorporated herein by reference.
(26)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Current Report on Form 8-K filed on April 30, 2008, and incorporated herein by reference.
(27)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Form 10-Q for the quarterly period ended March 29, 2008, and incorporated herein by reference.
(28)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Current Report on Form 8-K filed on May 7, 2008, and incorporated herein by reference.
(29)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Current Report on Form 8-K filed on May 29, 2008, and incorporated herein by reference.
(30)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Form 10-Q for the quarterly period ended September 27, 2008, and incorporated herein by reference.
(31)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Current Report on Form 8-K filed on December 8, 2008, and incorporated herein by reference.

+	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.