Form 10-Q
period 2009-04-04
ZEBRA TECHNOLOGIES Corp
filed 2009-05-08
CIK 877212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 000-19406

Zebra Technologies Corporation

(Exact name of registrant as specified in its charter)

Delaware	36-2675536
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

475 Half Day Road, Suite 500, Lincolnshire, IL 60069

(Address of principal executive offices)            (Zip Code)

Registrant’s telephone number, including area code: (847) 634-6700

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 1, 2009, there were 59,401,382 shares of Class A Common Stock, $.01 par value, outstanding.

ZEBRA TECHNOLOGIES CORPORATION

QUARTER ENDED APRIL 4, 2009

PART I—FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

ZEBRA TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	April 4, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$34,699	$33,267
Restricted cash	1,556	1,639
Investments and marketable securities	58,071	85,654
Accounts receivable, net	137,176	152,679
Inventories, net	101,248	100,199
Deferred income taxes	11,719	11,679
Income taxes receivable	7,257	—
Prepaid expenses and other current assets	11,785	11,701

Total current assets	363,511	396,818

Property and equipment at cost, less accumulated depreciation and amortization	76,840	75,363
Long-term deferred income taxes	48,039	51,251
Goodwill	150,404	151,356
Other intangibles, net	63,916	66,359
Long-term investments and marketable securities	94,985	104,326
Other assets	5,134	5,405

Total assets	$802,829	$850,878

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$30,089	$38,152
Accrued liabilities	42,789	67,911
Deferred revenue	19,766	18,366
Income taxes payable	—	558

Total current liabilities	92,644	124,987
Deferred rent	4,702	4,903
Other long-term liabilities	10,847	10,250

Total liabilities	108,193	140,140

Stockholders’ equity:
Preferred Stock	—	—
Class A Common Stock	722	722
Additional paid-in capital	141,622	144,861
Treasury stock	(365,376)	(344,147)
Retained earnings	931,443	922,091
Accumulated other comprehensive loss	(13,775)	(12,789)

Total stockholders’ equity	694,636	710,738

Total liabilities and stockholders’ equity	$802,829	$850,878

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF EARNINGS

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended
	April 4, 2009	March 29, 2008
Net sales	$192,609	$246,277
Cost of sales	106,800	123,362

Gross profit	85,809	122,915

Operating expenses (income):
Selling and marketing	22,676	28,553
Research and development	21,804	22,215
General and administrative	22,225	25,045
Amortization of intangible assets	2,634	4,514
Exit, restructuring and integration costs	2,296	3,234

Total operating expenses	71,635	83,561

Operating income	14,174	39,354

Other income (expense):
Investment income	1,178	2,405
Foreign exchange gain (loss)	(1,284)	700
Other, net	(317)	(254)

Total other income (expense)	(423)	2,851

Income before income taxes	13,751	42,205
Income taxes	4,399	14,561

Net income	$9,352	$27,644

Basic earnings per share	$0.16	$0.42
Diluted earnings per share	$0.16	$0.42

Basic weighted average shares outstanding	60,266	66,134
Diluted weighted average and equivalent shares outstanding	60,332	66,518

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	Three Months Ended
	April 4, 2009	March 29, 2008
Net income	$9,352	$27,644

Other comprehensive income (loss):
Foreign currency translation adjustment	(1,581)	1,798
Changes in unrealized gains (losses) on hedging transactions, net of tax	8	(3,935)
Changes in unrealized gains on investments, net of tax	587	684

Comprehensive income	$8,366	$26,191

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Three Months Ended
	April 4, 2009	March 29, 2008
Cash flows from operating activities:
Net income	$9,352	$27,644
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	7,953	9,088
Stock-based compensation	3,167	3,417
Excess tax benefit from share-based compensation	—	(51)
Deferred income taxes	3,263	(3,553)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	13,018	(21,393)
Inventories	(1,400)	(3,834)
Other assets	(244)	1,256
Accounts payable	(6,539)	2,901
Accrued liabilities	(23,946)	7,085
Deferred revenue	2,544	2,745
Income taxes payable	(8,055)	12,534
Other operating activities	(327)	(5,635)

Net cash (used in) provided by operating activities	(1,214)	32,204

Cash flows from investing activities:
Purchases of property and equipment	(6,802)	(5,909)
Payments for patents and licensing arrangements	(425)	—
Purchases of investments and marketable securities	(57,473)	(190,530)
Maturities of investments and marketable securities	72,401	128,723
Sales of investments and marketable securities	22,583	78,156

Net cash provided by investing activities	30,284	10,440

Cash flows from financing activities:
Purchase of treasury stock	(28,593)	(24,600)
Proceeds from exercise of stock options and stock purchase plan purchases	1,168	667
Excess tax benefit from share-based compensation	—	51

Net cash used in financing activities	(27,425)	(23,882)

Effect of exchange rate changes on cash	(213)	(159)

Net increase in cash and cash equivalents	1,432	18,603
Cash and cash equivalents at beginning of period	33,267	38,211

Cash and cash equivalents at end of period	$34,699	$56,814

Supplemental disclosures of cash flow information:
Income taxes paid	$8,302	$2,471
Supplemental disclosures of non-cash transactions:
Purchase of treasury shares not paid in the first quarter of 2008	—	$9,153

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Basis of Presentation

Management prepared these unaudited interim consolidated financial statements for Zebra Technologies Corporation and subsidiaries (Zebra) according to the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial information. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles (GAAP) for complete financial statements. Therefore, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in Zebra’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

The consolidated balance sheet as of December 31, 2008, in this Form 10-Q is taken from the audited consolidated balance sheet in our Form 10-K. These interim financial statements include all adjustments (of a normal, recurring nature) necessary to present fairly Zebra’s consolidated financial position as of April 4, 2009, the consolidated results of operations for the three months ended April 4, 2009 and March 29, 2008, and cash flows for the three months ended April 4, 2009 and March 29, 2008. These results, however, are not necessarily indicative of results for the full year.

Reclassifications. Certain amounts in the prior years’ financial statements have been reclassified to conform to the current year’s presentation. Research and development costs of $2,426,000 have been reclassified from cost of sales and selling and marketing expenses into the operating expense category of research and development. Prior period amounts will differ in these categories and related subtotals from the amounts previously reported.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 was effective for Zebra on January 1, 2008. However, in February 2008, the FASB released FASB Staff Position (“FSP”) FSP FAS 157-2 — Effective Date of FASB Statement No. 157), which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS No. 157 did not have a material impact on our consolidated financial statements.

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

Included in our investment portfolio are four auction rate security instruments, which are classified as available for sale securities and are reflected at fair value. However, due to events in credit markets, the auction events for the instruments held by Zebra as of April 4, 2009, have failed. Therefore, the fair values of these securities are estimated utilizing broker quotations, discounted cash flow analysis or other types of valuation adjustment methodologies at April 4, 2009. These analyses consider, among other items, the collateralization underlying the security instruments, the credit worthiness of the counterparty, the timing of expected future cash flows, estimates of the next time the security is expected to have a successful auction, and Zebra’s intent and ability to hold such securities until credit markets improve. These securities were also compared, when possible, to other securities with similar characteristics.

Of the four auction rate security instruments, Zebra deemed one item to be other than temporarily impaired and recorded the market value decline in the amount of $4,374,000 for that security in the fourth quarter of 2008. The decline in the market value of the other securities is considered temporary and has been recorded in accumulated other comprehensive income (loss) on the balance sheet. Since Zebra has the intent and ability to hold these securities until they are sold at auction, redeemed at carrying value or reach maturity, we have classified them as long term investments in the balance sheet.

Financial assets and liabilities carried at fair value as of April 4, 2009 are classified below in one of the three categories described above (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	$146,009	$—	$7,047	$153,056
Forward contracts (1)	2,050	(214)		1,836
Money market investments related to the deferred compensation plan	3,174	—	—	3,174

Total assets at fair value	$151,233	$(214)	$7,047	$158,066

Liabilities:
Liabilities related to the deferred compensation plan	$2,891	$—	$—	$2,891

Total liabilities at fair value	$2,891	$—	$—	$2,891

(1)	The fair value of forward contracts are calculated as follows:
a.	Fair value of forward collar contract associated with forecasted sales hedges are calculated using the midpoint of ask and bid rates for similar contracts.
b.	Fair value of regular forward contracts associated with forecasted sales hedges are calculated using the month-end exchange rate adjusted for the discount rate (3 month LIBOR rate).
c.	Fair value of balance sheet hedges are calculated at the month end exchange rate adjusted for current forward points unless the hedge has been traded but not settled at month end. If this is the case, the fair value is calculated at the rate at which the hedge is being settled.

Financial assets and liabilities carried at fair value as of December 31, 2008 are classified below in one of the three categories described above (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	$182,933	$—	$7,047	$189,980
Money market investments related to the deferred compensation plan	3,426	—	—	3,426

Total assets at fair value	$186,359	$—	$7,047	$193,406

Liabilities:
Forward contracts (see (1) above)	$2,414	$8,015	$—	$10,429
Liabilities related to the deferred compensation plan	3,323	—	—	3,323

Total liabilities at fair value	$5,737	$8,015	$—	$13,752

The following table presents Zebra’s activity for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in SFAS No. 157, for the three months ended April 4, 2009 (in thousands):

Auction Rate Securities
Balance at December 31, 2008	$7,047
Transfers to Level 3	—
Total losses (realized or unrealized):
Included in earnings	—
Included in other comprehensive income (loss)	—
Purchases and settlements (net)	—

Balance at April 4, 2009	$7,047

Total gains and (losses) for the period included in earnings attributable to the change in unrealized losses relating to assets still held at April 4, 2009	$—

Note 3 – Stock-Based Compensation

As of April 4, 2009, Zebra had a stock option plan and a stock purchase plan available for future grants. We accounted for these plans in accordance with SFAS No. 123(R), Share-Based Payments. Zebra recognizes compensation costs over the vesting period of 1 month to 5 years.

The compensation expense and the related tax benefit for share-based payments were included in the Consolidated Statements of Earnings as follows (in thousands):

	Three Months Ended
	April 4, 2009	March 29, 2008
Cost of sales	$281	$309
Selling and marketing	417	691
Research and development	551	484
General and administration	1,918	1,933

Total compensation	3,167	3,417

Income tax benefit	$1,093	$1,179

SFAS No. 123(R) requires the cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized (excess tax benefits) to be classified as financing cash flows in the statement of cash flows. As a result, less than $1,000 of tax benefits for the three months ended April 4, 2009, have been classified as financing cash flows. The excess tax benefits for the three months ended March 29, 2008 was $51,000.

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

	Three months ended
	April 4, 2009	March 29, 2008
Expected dividend yield	0%	0%
Forfeiture rate	8.99%	7.69%
Volatility	37.79%	34.73%
Risk free interest rate	3.17%	4.55%
- Range of interest rates	0.81% - 3.87%	4.55% - 5.03%
Expected weighted-average life	5.09 years	4.88 years
Fair value of options granted	$186,000	$112,000
Weighted-average grant date fair value of options granted	$7.62	$11.20

The fair value of the purchase rights of all Zebra employees issued under the Stock Purchase Plan is estimated using the following weighted-average assumptions for purchase rights granted. Expected lives of three months to one year have been used along with these assumptions.

	Three months ended
	April 4, 2009	March 29, 2008
Fair market value	$19.02	$33.32
Option price	$16.17	$28.32
Expected dividend yield	0%	0%
Expected volatility	45%	37%
Risk free interest rate	0.11%	3.29%

Stock option activity for the three month period ended April 4, 2009, was as follows:

	2009
Fixed Options	Shares	Weighted-Average Exercise Price
Outstanding at beginning of year	3,139,174	$35.83
Granted	24,445	20.39
Exercised	(36,498)	11.48
Forfeited	(46,646)	39.43
Expired	(29,720)	31.87

Outstanding at end of period	3,050,755	$35.99
Options exercisable at end of period	1,830,999	$34.75
Intrinsic value of options exercised	$213,291

The following table summarizes information about fixed stock options outstanding at April 4, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
$ 1.29-$24.56	529,058	4.07 years	$18.93	448,489	$19.03
$ 24.56-$35.75	602,028	4.42 years	29.50	463,824	27.97
$ 35.75-$38.26	526,312	8.84 years	36.64	30,684	37.01
$ 38.26-$43.35	676,510	7.52 years	42.01	245,882	42.15
$ 43.35-$53.92	716,847	5.52 years	47.90	642,120	47.68

	3,050,755			1,830,999

	Options Outstanding	Options Exercisable
Aggregate intrinsic value	$1,147,284	$969,886
Weighted-average remaining contractual term	6.1 years	4.6 years

As of April 4, 2009, there was $18,515,000 of unearned compensation cost related to stock options granted under Zebra’s option plans, which is expected to be recognized over a weighted-average period of 2.5 years.

Note 4 – Inventories

The components of inventories, net of allowances, are as follows (in thousands):

	April 4, 2009	December 31, 2008
Raw material	$47,238	$50,015
Work in process	544	1,130
Deferred costs of long-term contracts	1,137	628
Finished goods	52,329	48,426

Total inventories, net	$101,248	$100,199

Inventory reserves (included in above numbers)	$8,641	$8,537

Note 5 – Business Combinations

On April 1, 2008, Zebra acquired all of the outstanding stock of Multispectral Solutions Inc. (MSSI) for $18,366,000, which is net of cash acquired and includes transaction costs. Headquartered in Germantown, Maryland, MSSI is a global provider of ultra wideband (UWB) real-time locating systems and other UWB-based wireless technology. Zebra acquired this company to further extend our range of solutions to help our customers identify, track and manage a broader range of assets. The Consolidated Statements of Earnings reflect the results of operations of MSSI since the effective date of the purchase. The pro forma impact of this acquisition was not significant. This acquisition is included in the Zebra Enterprise Solutions (ZES) business segment.

The following table (in thousands) summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition.

At April 1, 2008
Current assets	$700
Property and equipment	70
Intangible assets	8,000
Goodwill	13,547

Total assets acquired	$22,317

Deferred tax liability	(3,011)
Current liabilities	(940)

Net assets acquired	$18,366

The purchase price was allocated to identifiable tangible and intangible assets acquired and liabilities assumed based on their estimated fair values resulting in goodwill of $13,547,000. The intangible assets of $8,000,000 consist of the following (in thousands):

	Amount	Useful life
Customer relationships	$1,000	10 years
Developed technology	$7,000	8 years

The goodwill is not deductible for tax purposes.

Note 6 – Investments and Marketable Securities

We classify our investments in marketable debt securities as available-for-sale in accordance with the classifications defined in SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. As of April 4, 2009, all of our investments in marketable debt securities with maturities greater than one year are classified as long-term investments on the balance sheet due to our ability and intent to hold them until maturity.

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

Change in unrealized gains and losses on available-for-sale securities are included in these financial statements as follows (in thousands):

	Three Months Ended
	April 4, 2009	March 29, 2008
Changes in unrealized gains and losses on available-for-sale securities, net of tax, recorded in accumulated other comprehensive income	$587	$684

Note 7 – Stockholders’ Equity

Share count and par value data related to stockholders’ equity are as follows:

	April 4, 2009	December 31, 2008
Preferred Stock
Par value per share	$0.01	$0.01
Shares authorized	10,000,000	10,000,000
Shares outstanding	—	—
Common Stock - Class A
Par value per share	$0.01	$0.01
Shares authorized	150,000,000	150,000,000
Shares issued	72,151,857	72,151,857
Shares outstanding	59,398,813	60,861,592
Treasury stock
Shares held	12,753,044	11,290,265

During the three month period ended April 4, 2009, Zebra purchased 1,652,772 shares of stock for $28,593,000 under board authorized share repurchase plans compared to the three month period ended March 29, 2008 in which Zebra purchased 1,029,187 shares of stock for $33,753,000.

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

•	Unrealized gains (losses) on investments classified as available-for-sale are deferred from income statement recognition until the gains or losses are realized. See Note 6 above for more details.

The components of other comprehensive income included in the Consolidated Statements of Comprehensive Income are as follows (in thousands):

	Three Months Ended
	April 4, 2009	March 29, 2008
Foreign currency translation adjustments	$(1,581)	$1,798

Changes in unrealized losses on foreign currency hedging activities:
Gross	$13	$(6,309)
Income tax (benefit)	5	(2,374)

Net	$8	$(3,935)

Changes in unrealized gains on investments classified as available-for-sale:
Gross	$941	$1,096
Income tax	354	412

Net	$587	$684

The components of accumulated other comprehensive income (loss) included in the Consolidated Balance Sheets are as follows (in thousands):

	As of
	April 4, 2009	December 31, 2008
Foreign currency translation adjustments	$(13,895)	$(12,314)

Unrealized losses on foreign currency hedging activities:
Gross	$(19)	$(32)
Income tax (benefit)	(7)	(12)

Net	$(12)	$(20)

Unrealized gains on investments classified as available-for-sale:
Gross	$211	$(730)
Income tax (benefit)	79	(275)

Net	$132	$(455)

Note 9 – Earnings Per Share

Earnings per share are computed as follows (in thousands, except per share amounts):

	Three Months Ended
	April 4, 2009	March 29, 2008
Basic earnings per share:
Net income	$9,352	$27,644

Basic weighted average shares outstanding	60,266	66,134

Per share amount	$0.16	$0.42
Diluted earnings per share:
Net income	$9,352	$27,644

Basic weighted average shares outstanding	60,266	66,134
Add: Effect of dilutive securities – stock options	66	384

Diluted weighted average and equivalent shares outstanding	60,332	66,518

Per share amount	$0.16	$0.42

Potentially dilutive securities that were excluded from the earnings per share calculation consist of stock options with an exercise price greater than the average market closing price of the Class A common stock. These options were as follows:

	Three Months Ended
	April 4, 2009	March 29, 2008
Potentially dilutive shares	2,875,000	1,858,000

Note 10 – Goodwill and Other Intangible Asset Data

Intangible asset data are as follows (in thousands):

	April 4, 2009		December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Current technology	$32,202	$(14,175)	$33,157	$(14,034)
Patent and patent rights	13,663	(5,029)	13,238	(4,448)
Customer relationships	44,693	(7,438)	43,358	(4,912)

Total	$90,558	$(26,642)	$89,753	$(23,394)

Unamortized intangible assets
Goodwill	$150,404		$151,356
Aggregate amortization expense
For the year ended December 31, 2008			$18,575
For the three months ended April 4, 2009	$2,634
Estimated amortization expense
For the year ended December 31, 2009	$10,457
For the year ended December 31, 2010	9,273
For the year ended December 31, 2011	9,010
For the year ended December 31, 2012	8,274
For the year ended December 31, 2013	6,831
Thereafter	22,705

Total	$66,550

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

If we believe that one or more of the above indicators of impairment have occurred, we perform an impairment test. The performance of the test involves a two step process. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. We generally determine the fair value of our reporting units using the income approach methodology of valuation that includes the discounted cash flow method as well as other generally accepted valuation methodologies. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, we perform the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill.

We performed our annual impairment test in June 2008, and determined that our goodwill was not impaired as of the end of May 2008. During the fourth quarter of 2008, we determined that certain impairment indicators existed related to identified intangible assets and conducted a special impairment test of intangibles. Due to the deterioration of the economy and a significant reduction in the price of our stock, we determined that our goodwill and other intangible assets were impaired requiring total impairment charges of $157,600,000. As of December 31, 2008 and April 4, 2009, these amounts are estimates and may be adjusted during 2009 upon completion of a detailed second step impairment analysis.

Note 11 – Derivative Instruments

In the normal course of business, portions of Zebra’s operations are subject to fluctuations in currency values. We manage these risks using derivative financial instruments. Zebra conducts its business on a multinational basis in a wide variety of foreign currencies. Our exposure to market risk for changes in foreign currency exchange rates arises from international financing activities between subsidiaries, foreign currency denominated monetary assets and liabilities and transactions arising from international trade. Our objective is to preserve the economic value of non-functional currency denominated cash flows. We attempt to hedge transaction exposures with natural offsets to the fullest extent possible and, once these opportunities have been exhausted, through foreign exchange forward and option contracts with third parties.

Credit and market risk

Financial instruments, including derivatives, expose us to counterparty credit risk for nonperformance and to market risk related to interest and currency exchange rates. We manage our exposure to counterparty credit risk through specific minimum credit standards, diversification of counterparties, and procedures to monitor concentrations of credit risk. Our counterparties in derivative transactions are commercial banks with significant experience using derivative instruments. We monitor the impact of market risk on the fair value and cash flows of our derivative and other financial instruments considering reasonably possible changes in interest rates and currency exchange rates and restrict the use of derivative financial instruments to hedging activities.

We continually monitor the creditworthiness of our customers to which we grant credit terms in the normal course of business. The terms and conditions of our credit sales are designed to mitigate or eliminate concentrations of credit risk with any single customer. Our sales are not materially dependent on a single customer or a small group of customers.

Fair Value of Derivative Instruments

Zebra has determined that derivative instruments for hedges that have settled are considered level 1 in the fair value hierarchy, and hedges that have not settled are considered level 2 in the fair value hierarchy. Derivative instruments are used to manage risk and are not used for trading or other speculative purposes, nor do we use leveraged derivative financial instruments. Our foreign currency exchange contracts are valued using broker quotations or market transactions, in either the listed or over-the-counter markets.

Hedging of Net Assets

We use forward contracts and options to manage exposure related to our pound and euro denominated net assets. Forward contracts typically mature within three months after execution of the contracts. We record gains and losses on these contracts and options in income each quarter along with the transaction gains and losses related to our net asset positions, which would ordinarily offset each other. Summary financial information related to these activities included in our statement of earnings as other income (expense) is as follows (in thousands):

	Three Months Ended
	April 4, 2009	March 29, 2008
Change in gains (losses) from foreign exchange derivatives	$3,252	$(4,020)
Gain (loss) on net foreign currency assets	(4,536)	4,720

Foreign exchange gain (loss)	$(1,284)	$700

	As of
	April 4, 2009	December 31, 2008
Notional balance of outstanding contracts:
Pound/US dollar	£5,500	£5,000
Euro/US dollar	€17,000	€18,500
Euro/Pound	€7,000	€17,000
Net fair value of outstanding contracts	$(20)	$(2,414)

Hedging of Anticipated Sales

We manage the exchange rate risk of anticipated euro denominated sales using forward contracts and option collars. We designate these contracts as cash flow hedges which typically mature four months after the execution of the contracts. Gains and losses on these contracts are deferred in other comprehensive income until the contracts are settled and the hedged sales are realized, at which time the deferred gains or losses will be reported as an increase or decrease to sales. Summary financial information related to the cash flow hedges of future revenues follows (in thousands, except percentages):

	As of
	April 4, 2009	December 31, 2008
Net unrealized losses deferred in other comprehensive income:
Gross	$(19)	$(32)
Income tax benefit	(7)	(12)

Net	$(12)	$(20)

Notional balance of outstanding contracts versus the dollar	€12,590	€14,680
Hedge effectiveness	100%	100%

	April 4, 2009	March 29, 2008
Net gains and (losses) included in revenue for the:
Three months ended	$1,370	$(2,788)

Forward contracts

We record our forward contracts at fair value in our consolidated balance sheet as either long term other assets or long term other liabilities depending upon the calculation as outlined in Note 2 of Zebra’s financial statements. The amounts recorded as of April 4, 2009 in our balance sheet are as follows (in thousands):

Total
Assets:
Other assets – long term	$1,836

Total	$1,836

Liabilities:
Other long-term liabilities	$—

Total	$—

Note 12 – Segment Information

Zebra has two reportable segments: Specialty Printing Group (SPG) and Zebra Enterprise Solutions (ZES). ZES was formerly known as Enterprise Solutions Group and has been renamed in 2009.

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

ZES has evolved over the last two years with the acquisitions of WhereNet Corp., proveo AG, Navis Holdings, LLC and Multispectral Solutions, Inc. The solutions that these companies provide are sold on a contract basis and are typically installed over several quarters. These contracts cover a range of services, including design, installation and ongoing maintenance services.

Zebra records its federal and state deferred tax assets and liabilities in corporate and other as reflected below. Intersegment sales are not significant.

Segment information is as follows (in thousands):

	Three Months Ended
	April 4, 2009	March 29, 2008
Net sales:
SPG	$170,768	$224,751
ZES	21,841	21,526

Total	$192,609	$246,277

Operating profit (loss):
SPG	$33,999	$61,605
ZES	(3,359)	(7,063)
Corporate and other	(16,466)	(15,188)

Total	$14,174	$39,354

	April 4, 2009	December 31, 2008
Identifiable assets:
SPG	$363,556	$376,515
ZES	187,017	190,572
Corporate and other	252,256	283,791

Total	$802,829	$850,878

Corporate and other includes corporate administration costs or assets that support both reporting segments.

Note 13 – Costs associated with Exit or Disposal Activities

During 2008, we initiated two different plans to close facilities. These plans are being accounted for under SFAS No. 146, Accounting for Cost Associated with Exit or Disposal Activities. In 2008, we closed our supplies manufacturing plant in Warwick, Rhode Island and transferred its operations to a new facility in Flowery Branch, Georgia, which is now our East Coast supplies manufacturing facility. Also in 2008, we announced plans to establish regional distribution and configuration centers, consolidate our supplier base, and transfer final assembly of thermal printers to Jabil Circuit, Inc., a global third-party electronics manufacturer. These actions are intended to optimize our global printer product supply chain by improving responsiveness to customer needs and increasing Zebra’s flexibility to meet emerging business opportunities. As a result, all printer manufacturing in our Vernon Hills, Illinois and Camarillo, California facilities will be transferred to Jabil’s facility in Guangzhou, China. This transition is expected to be completed by the end of 2009.

As of April 4, 2009, we have incurred and expect to incur the following exit costs (in thousands):

Type of Cost	Cost incurred through December 31, 2008	Costs incurred for the three months ended April 4, 2009	Total costs incurred as of April 4, 2009	Additional costs expected to be incurred	Total costs expected to be incurred
Severance, stay bonuses, and other employee-related expenses	$4,308	$474	$4,782	$1,710	$6,492
Professional services	5,425	91	5,516	—	5,516
Relocation and transition costs	3,662	1,323	4,985	5,135	10,120

Total	$13,395	$1,888	$15,283	$6,845	$22,128

For the three month period ended March 29, 2008, we incurred exit, restructuring and integration costs of $1,439,000 for severance (severance, stay bonuses and other employee-related expenses), $1,051,000 for professional services, $744,000 for relocation and transition costs, which totaled $3,234,000.

Liabilities and expenses related to exit activities were as follows (in thousands):

	Three Months Ended
	April 4, 2009	March 29, 2008
Balance at beginning of year	$6,378	$—
Charged to earnings	1,888	3,234
Cash paid	(4,125)	(51)
Other	—	—

Balance at the end of period	$4,141	$3,183

Liabilities related to exit activities are included in the accrued liabilities line item on the balance sheet. All current exit costs are included in operating expenses for the Specialty Printing Group under the line item exit, restructuring and integration costs.

Also included in the line item exit, restructuring and integration costs, are $408,000 of costs related to an integration project to combine our most recent acquisitions of WhereNet Corp., proveo AG, Navis Holdings, LLC, and Multispectral Solutions, Inc., to form our ZES segment.

Note 14 – Contingencies

On January 31, 2003, a Writ of Summons was filed in the Nantes Commercial Court, Nantes, France, by Printherm, a French corporation, and several of its shareholders (collectively, “Printherm”), against Zebra Technologies France (“ZTF”), a French corporation and wholly-owned subsidiary of Zebra. Printherm sought damages in the amount of €15,304,000 and additional unspecified damages in connection with ZTF’s termination of negotiations in December 2000 respecting the proposed acquisition by Zebra of the capital stock of Printherm. The negotiation was terminated based on unsatisfactory results of the ongoing due diligence. In March 2009, the Court entered a judgment dismissing Printherm’s claims and ordered Printherm to pay court fees and €3,000 for Zebra’s attorneys’ fees.

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

	Three Months Ended April 4, 2009	Three Months Ended March 29, 2008
Balance at the beginning of the year	$2,814	$3,411
Warranty expense year-to-date	958	1,711
Warranty payments made year-to-date	(1,031)	(1,299)

Balance at the end of the period	$2,741	$3,823

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

	Three Months Ended April 4, 2009	Three Months Ended March 29, 2008
Balance at the beginning of the year	$1,207	$3,706
Recycling expense year-to-date	14	778
Recycling payments made year-to-date	—	—
Exchange rate impact	(9)	8

Balance at the end of the period	$1,212	$4,492

During the second quarter of 2008 we reexamined the environmental recycling reserves based on our three years of experience of providing for such reserves and decreased our estimate of the reserve by $3,757,000.

Note 16 – Income Taxes

On January 1, 2007, we adopted FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. According to FIN No. 48, we identified, evaluated, and measured the amount of income tax benefits to be recognized for all of our income tax positions. During 2008, we recognized an increase of approximately $4,000,000 in the liability for unrecognized tax benefits related to a recent Zebra acquisition. This benefit remained unchanged as of April 4, 2009.

Included in deferred tax assets are amounts related to federal and state net operating losses that resulted from our acquisition of WhereNet Corp. As of April 4, 2009, we had approximately $59,887,000 of federal net operating loss carryforwards available to offset future taxable income which expire in 2012 through 2022. As of April 4, 2009, we also had approximately $19,283,000 of state net operating loss carryforwards which expire in 2012 through 2022. Zebra’s intention is to utilize these net operating loss carryforwards to offset future income tax expense. Under the United States Tax Reform Act of 1986, the amounts of benefits from net operating loss carryforwards may be impaired or limited in certain circumstances, including significant changes in ownership interests.

Zebra has concluded all U.S. federal income tax audits for years through 2006. The tax years 2004 through 2008 remain open to examination by multiple state taxing jurisdictions.

Zebra’s continuing practice is to recognize interest and/or penalties related to income tax matters as part of income tax expense. For the quarters ended April 4, 2009 and March 29, 2008, we did not accrue any interest or penalties into income tax expense.

The effective income tax rate for the first quarter of 2009 was 32.0% compared with an income tax rate of 34.5% for the first quarter of 2008. The effect of lower income and a higher proportion of permanent tax adjustments contributed to the rate reduction in 2009.

Note 17 – New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, to create greater consistency in the accounting and financial reporting of business combinations. Zebra adopted this statement in the first quarter of 2009 and it will generally affect acquisitions going forward.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133. This Statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. Zebra adopted this statement in the first quarter of 2009 and the statement did not have a material impact upon our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States. Any effect of applying the provisions of this Statement shall be reported as a change in accounting principle in accordance with SFAS No. 154, Accounting for Changes and Error Corrections. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We have not yet determined the effect this standard will have on our consolidated financial statements.

In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-based Payment Transactions Are Participating Securities, (FSP EITF 03-6-1). FSP EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two class method. FSP EITF 03-6-1 became effective on January 1, 2009. This standard will not have a significant effect upon our consolidated financial statements.

In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active. The position statement was effective upon issuance. The statement provides guidance for valuing assets that are no longer in active markets. This standard will not have a significant effect upon our consolidated financial statements.

In January 2009, the FASB issued FSP EITF 99-20-1, Amendments to the Impairment Guidance on EITF Issue No. 99-20, (FSP EITF 99-20-1). FSP EITF 99-20-1 amends the impairment guidance in EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized

Financial Assets, to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The FSP also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. FSP EITF 99-20-1 is effective for interim and annual reporting periods after December 31, 2008 and shall be applied prospectively. This standard will not have a significant effect upon our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, a statement of position that will require companies to provide disclosures required by FASB No. 107, Disclosures about Fair Value of Financial Instruments. The position statement is effective for interim reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. This standard will not have a significant effect upon our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-than-Temporary Impairments, which amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The position statement is effective for interim and annual reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009 is not permitted. This standard will not have a significant effect upon our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly, (FSP FAS 157-4). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 becomes effective for interim and annual reporting periods after June 15, 2009 and shall be applied prospectively. This standard will not have a significant effect upon our consolidated financial statements.

Note 18 – Changes to Benefit Programs

During the first quarter of 2009, Zebra announced changes to its Retirement Savings and Investment Plan (the 401(k) Plan), profit sharing plan and stock purchase plan.

Qualified employees may participate in Zebra’s 401(k) Plan by contributing up to 15% of their gross earnings to the plan subject to certain Internal Revenue Service restrictions. Effective March 1, 2009 Zebra reduced the company match to each participant’s contribution from 6% of gross eligible earnings at the rate of 50%, to 3% of gross eligible earnings at the rate of 50%. Zebra may contribute additional amounts to the 401(k) Plan at the discretion of the Board of Directors, subject to certain legal limits.

Zebra has a discretionary profit-sharing plan for qualified employees, to which it contributes a percentage of eligible payroll each year. Zebra announced that it will suspend any contributions to the profit sharing plan for the 2009 plan year. Participants are not permitted to make contributions under the profit-sharing plan.

Under the 2001 Stock Purchase Plan, employees who work a minimum of 20 hours per week may elect to withhold up to 10% of their cash compensation through regular payroll deductions to purchase shares of Class A Common Stock from Zebra over a period not to exceed 12 months at a purchase price per share equal to the lesser of: (1) 85% of the fair market value of the shares as of the date of the grant, or (2) 85% of the fair market value of the shares as of the date of purchase. Effective April 1, 2009 the purchase price per share is now equal to the lesser of: (1) 95% of the fair market value of the shares as of the date of the grant, or (2) 95% of the fair market value of the shares as of the date of purchase. The effect of this change to Zebra will be to reduce the general and administrative expense related to this portion of Zebra’s stock purchase plan. Stock purchase plan expense for the three months ended April 4, 2009 was $252,000 compared to $211,000 for the three months ended March 29, 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Results of Operations

Net sales for the first quarter of 2009, compared with the first quarter of 2008, decreased 21.8% due to global economic conditions. Sales in each geographic region were down comparably for the same reason. The decrease in sales was largely attributable to a decline in hardware sales volume. Hardware sales declined proportionally more for our high-performance and mid-range tabletop printers. Gross profit decreased because of lower sales volume, unfavorable product mix and unfavorable movements in foreign exchange. Lower overall operating expenses resulted from decreases in several categories including payroll costs primarily from lower staffing levels, outside commissions, project costs, professional service fees, and travel and entertainment expenses. In addition, amortization of intangibles decreased $1,880,000 and exit costs decreased $938,000 in the first quarter of 2009 as compared to the first quarter of 2008.

	Three Months Ended
	April 4, 2009	March 29, 2008	Percent Change	Percent of Net sales - 2009	Percent of Net sales - 2008
Net sales	$192,609	$246,277	(21.8)	100.0	100.0
Cost of sales	106,800	123,362	(13.4)	55.4	50.1

Gross profit	85,809	122,915	(30.2)	44.6	49.9
Operating expenses	71,635	83,561	(14.3)	37.2	33.9

Operating income	14,174	39,354	(64.0)	7.4	16.0
Other income (expense)	(423)	2,851	NM	(0.3)	1.1

Income before income taxes	13,751	42,205	(67.4)	7.1	17.1
Income taxes	4,399	14,561	(69.8)	2.2	5.9

Net income	$9,352	$27,644	(66.2)	4.9	11.2

Diluted earnings per share	$0.16	$0.42

Sales by product category, percent change, and percent of net sales for the three months ended April 4, 2009, and March 29, 2008, were (in thousands, except percentages):

	Three Months Ended
Product Category	April 4, 2009	March 29, 2008	Percent Change	Percent of Net sales - 2009	Percent of Net sales - 2008
Hardware	$125,865	$180,181	(30.1)	65.3	73.2
Supplies	38,081	41,902	(9.1)	19.8	17.0
Service and software	25,925	25,180	3.0	13.5	10.2
Shipping and handling	1,368	1,802	(24.1)	0.7	0.7
Cash flow hedging activities	1,370	(2,788)	NM	0.7	(1.1)

Total sales	$192,609	$246,277	(21.8)	100.0	100.0

Sales to customers by geographic region, percent changes and percent of net sales for the three months ended April 4, 2009, and March 29, 2008, were (in thousands, except percentages):

	Three Months Ended
Geographic Region	April 4, 2009	March 29, 2008	Percent Change	Percent of Net sales - 2009	Percent of Net sales - 2008
Europe, Middle East and Africa	$74,620	$95,509	(21.9)	38.7	38.8
Latin America	13,071	15,983	(18.2)	6.8	6.5
Asia-Pacific	19,409	25,639	(24.3)	10.1	10.4

Total International	107,100	137,131	(21.9)	55.6	55.7
North America	85,509	109,146	(21.7)	44.4	44.3

Total sales	$192,609	$246,277	(21.8)	100.0	100.0

Zebra’s non-operating income and expense items are summarized in the following table (in thousands):

	Three Months Ended
	April 4, 2009	March 29, 2008
Investment income	$1,178	$2,405
Foreign exchange gain (loss)	(1,284)	700
Other, net	(317)	(254)

Total other income	$(423)	$2,851

Rate of Return Analysis:
Average cash and marketable securities balances	$207,098	$293,732
Annualized rate of return	2.3%	3.3%

Cash and marketable securities balances and resulting investment income for the first quarter of 2009 decreased compared to the first quarter of 2008 due to reduced cash flow from operating activities and payments for stock repurchases. Foreign exchange rates were more favorable in the first quarter of 2008 versus the first quarter of 2009 resulting in gains for the three month period in 2008 versus losses for the comparable period in 2009.

Specialty Printing Group

	Three Months Ended		Percent Change	Percent of Net sales - 2009	Percent of Net sales - 2008
	April 4, 2009	March 29, 2008
Net sales	$170,768	$224,752	(24.0)	100.0	100.0
Cost of sales	97,096	112,814	(13.9)	56.9	50.2

Gross profit	73,672	111,938	(34.2)	43.1	49.8
Operating expenses	39,673	50,333	(21.2)	23.2	22.4

Operating income	33,999	61,605	(44.8)	19.9	27.4

Net sales in our Specialty Printing Group (SPG) decreased 24.0% during the first quarter of 2009, with comparable declines in all regions. New printer products (defined as printers released within 18 months prior to the end of the applicable fiscal period) accounted for 7.1% of printer sales in the first quarter of 2009, compared with 19.1% of printer sales in the first quarter of 2008 and 17.2% for the fourth quarter of 2008.

Our international SPG sales are denominated in multiple currencies, primarily the U.S. dollar, British pound and euro. This diversity causes our reported sales to be subject to fluctuations based on changes in currency rates. The stronger U.S. dollar to the euro and the pound had a negative impact of approximately $6,739,000, net of hedges, on sales during the first quarter of 2009 compared with the first quarter of 2008.

We currently hedge a portion of anticipated euro-denominated sales to partially protect Zebra against exchange rate movements. For the first quarter, this program resulted in a gain on hedges of $1,370,000.

Printer unit volumes and average selling price information is summarized below:

	Three Months Ended
	April 4, 2009	March 29, 2008	Percent Change
Total printers shipped	199,218	242,401	(17.8)
Average selling price of printers shipped	$517	$614	(15.8)

For the first quarter of 2009, unit volumes decreased in nearly all printer product lines compared to the first quarter of 2008, with notable volume decreases in high-performance tabletop and mid-range printers.

Gross profit margin for SPG was affected by unfavorable foreign currency movements, which decreased first quarter gross profit by $3,658,000. Lower volume and a less profitable product mix also drove down gross margins. Over the foreseeable future, we expect international sales to increase as a percentage of total sales because of the relative under penetration of our technology and the high rates of economic growth in those regions. Some customers in Asia Pacific, Latin America and other emerging international regions have demonstrated a preference for our lower priced products, which we expect to become a greater portion of the products we sell.

Lower overall operating expenses resulted from decreases in payroll costs, outside commissions, project costs, professional service fees, travel and entertainment expenses, recruiting and relocation costs, and offsite meetings. Much of the decreased payroll and benefit costs were a result of lower staffing levels.

Zebra Enterprise Solutions

	Three Months Ended		Percent Change	Percent of Net sales - 2009	Percent of Net sales - 2008
	April 4, 2009	March 29, 2008
Net sales	$21,841	$21,525	1.5	100.0	100.0
Cost of sales	9,704	10,548	(8.0)	44.4	49.0

Gross profit	12,137	10,977	10.6	55.6	51.0
Operating expenses	15,496	18,040	(14.1)	70.9	83.8

Operating loss	(3,359)	(7,063)	52.4	(15.3)	(32.8)

Zebra Enterprise Solutions (ZES) group sales remained stable in a challenging economy. Sales remained firm in hardware and licensing. Margins improved in services provided to customers due to reduced service costs.

ZES operating expenses for the first quarter of 2009 are lower than the first quarter of 2008 due to lower staffing levels, reduced outside service costs, and lower amortization of intangibles due to asset write downs in the fourth quarter of 2008.

Liquidity and Capital Resources

As of April 4, 2009, Zebra had $189,311,000 in cash, restricted cash, investments and marketable securities, compared with $224,886,000 at December 31, 2008. Factors affecting cash and investment balances during the first three months of 2009 include (note that changes discussed below include the impact of foreign currency):

•	Operations consumed cash in the amount of $1,214,000, primarily from lower net income and using cash to pay liabilities and taxes.
•	Accounts receivable decreased $13,018,000 because of lower sales.
•	Accounts payable decreased $6,539,000, due to the timing of vendor payments and decreased purchasing as a result of reduced demand.
•	Accrued liabilities decreased $23,946,000, due to the payment of payroll-related expenses and forward contract liabilities.
•	Taxes payable decreased $8,055,000 because of the timing of tax payments.
•	Purchases of property and equipment totaled $6,802,000.
•	Net sales of investments totaled $37,511,000.
•	Purchases of treasury shares totaled $28,593,000.
•	Stock option exercises and purchases under the stock purchase plan contributed $1,168,000.

In February 2008, we announced that printer manufacturing is being transferred to a third-party manufacturer. This transition is expected to be complete by the end of 2009.

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

Software Revenue

We sell four types of software and record revenue as follows:

•

ZES has fixed fee software implementation projects, for which we use the percentage of completion method for revenue recognition. Under this method of accounting, we recognize revenue based on the ratio of costs incurred to total estimated costs. If increases in projected costs-to-complete are sufficient to create a loss contract, the entire estimated loss is charged to operations in the period the loss first becomes known.

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

Investments and Marketable Securities

Investments and marketable securities at April 4, 2009, consisted of the following:

U.S. government securities	18.9%
State and municipal bonds	79.4%
Corporate bonds	1.7%

We classify our debt and marketable equity securities in one of three categories: trading, available-for-sale or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those debt securities that Zebra has the ability and intent to hold until maturity. All investments in marketable securities are classified as available-for-sale securities.

Trading and available-for-sale securities are recorded at fair value. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of discounts or premiums. Unrealized holding gains and losses on trading securities are included in earnings. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders’ equity until realized. As of April 4, 2009, Zebra’s investments in marketable debt securities are classified as available-for-sale. In addition, as of April 4, 2009, all of our investments in marketable debt securities with maturities greater than one year are classified as long-term in the balance sheet due to our ability and intent to hold them until maturity.

Accounts Receivable

We have standardized credit granting and review policies and procedures for all customer accounts, including:

•	Credit reviews of all new customer accounts,
•	Ongoing credit evaluations of current customers,
•	Credit limits and payment terms based on available credit information,
•	Adjustments to credit limits based upon payment history and the customer’s current credit worthiness,
•	An active collection effort by regional credit functions, reporting directly to the corporate financial officers, and
•	Credit insurance on the majority of our international receivables.

We reserve for estimated credit losses based upon historical experience and specific customer collection issues. Over the last three years, accounts receivable reserves varied from 0.6% to 3.3% of total accounts receivable. Accounts receivable reserves as of April 4, 2009, were $2,405,000, or 1.7% of the balance due. Accounts receivable reserves as of December 31, 2008, were $2,734,000, or 1.8% of the balance due. We believe our reserve level is appropriate considering the quality of the portfolio as of April 4, 2009. While credit losses have historically been within expectations and the provisions established, we cannot guarantee that our credit loss experience will continue to be consistent with historical experience.

Inventories

We value our inventories at the lower of the actual cost to purchase or manufacture using the first-in, first-out (FIFO) method, or the current estimated market value. We review inventory quantities on hand and record a provision for excess and obsolete inventory based on forecasts of product demand and production requirements for the subsequent twelve months.

Over the last three years, our reserves for excess and obsolete inventories have ranged from 5.9% to 14.2% of gross inventory. As of April 4, 2009, inventory reserves were $8,641,000, or 7.9% of gross inventory compared to inventory reserves of $8,537,000, or 7.9% of gross inventory as of December 31, 2008. We believe our reserve level is appropriate considering the quantities and quality of the inventories as of April 4, 2009.

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

If we believe that one or more of the above indicators of impairment have occurred, we perform an impairment review in accordance with SFAS No. 142.

During the fourth quarter of 2008, we determined that certain impairment indicators existed related to identified intangible assets and conducted a special impairment test of intangibles. Due to the deterioration of the economy and a significant reduction in the price of our stock, we determined that our goodwill and other intangible assets were impaired requiring total impairment charges of $157,600,000. As of December 31, 2008 and April 4, 2009, these amounts are estimates and may be adjusted during 2009 upon completion of a detailed second step impairment analysis.

Net intangible assets, long-lived assets and goodwill amounted to $291,160,000 as of April 4, 2009 and $293,078,000 as of December 31, 2008.

Income Taxes

On January 1, 2007, we adopted Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. According to FIN No. 48, we identified, evaluated, and measured the amount of income tax benefits to be recognized for all of our income tax positions. During 2008, we recognized an increase of approximately $4,000,000 in the liability for unrecognized tax benefits related to a recent Zebra acquisition. This benefit remained unchanged as of April 4, 2009.

Zebra’s continuing practice is to recognize interest and/or penalties related to income tax matters as part of income tax expense. For the quarter ended April 4, 2009 and March 29, 2008, we did not accrue any interest or penalties into income tax expense.

Zebra has concluded all U.S. federal income tax audits for years through 2006. The tax years 2004 through 2008 remain open to examination by multiple state taxing jurisdictions. Tax authorities in the United Kingdom have completed income tax audits for tax years through 2006.

Included in deferred tax assets are amounts related to federal and state net operating losses that resulted from our acquisition of WhereNet Corp. As of April 4, 2009, we had approximately $59,887,000 of federal net operating loss carryforwards available to offset future taxable income which expire in 2012 through 2022. As of April 4, 2009, we also had approximately $19,283,000 of state net operating loss carryforwards which expire in 2012 through 2022. Zebra’s intention is to utilize these net operating loss carryforwards to offset future income tax expense. Under the United States Tax Reform Act of 1986, the amounts of benefits from net operating loss carryforwards may be impaired or limited in certain circumstances, including significant changes in ownership interests.

The effective income tax rate for the first quarter of 2009 was 32.0% compared with an income tax rate of 34.5% for the first quarter of 2008. The effect of lower income and a higher proportion of permanent tax adjustments contributed to the rate reduction in 2009.

Contingencies

We record estimated liabilities related to contingencies based on our estimates of the probable outcomes. Quarterly, we assess the potential liability related to pending litigation, tax audits and other contingencies and confirm or revise estimates and reserves as appropriate.

Stock-based Compensation

As of April 4, 2009, Zebra had an active stock option plan and a stock purchase plan available for future grants. We accounted for these plans in accordance with SFAS No. 123(R), Share-Based Payments. Zebra recognizes compensation costs over the vesting period of 1 month to 5 years.

Significant Customer

ScanSource, Inc. is our most significant customer. Our net sales to ScanSource, Inc., an international distributor of Zebra products, as a percentage of total net sales, were as follows:

	April 4, 2009	March 29, 2008
For the three months ended	14.3%	15.6%

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

When used in this document and documents referenced, the words “anticipate,” “believe,” “estimate,” “will” and “expect” and similar expressions as they relate to Zebra or its management are intended to identify such forward-looking statements. We encourage readers of this report to review Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, for a further discussion of issues that could affect Zebra’s future results. Zebra undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this report.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There were no material changes in Zebra’s market risk during the quarter ended April 4, 2009. For additional information on market risk, refer to the “Quantitative and Qualitative Disclosures About Market Risk” section of our Form 10-K for the year ended December 31, 2008. See Note 6 to the Consolidated Financial Statements included in this report for further discussion of investments and marketable securities.

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

Changes in Internal Control over Financial Reporting

In January 2008, Zebra began a program to update substantially all of its key financial systems over a three year period. As pieces of these systems are completed, they will be subject to the requirements related to internal controls over financial reporting. The requirements for internal controls over financial reporting will be a fundamental element of the design and implementation of these systems. In 2009, we made additional changes to our controls and procedures as part of our ongoing monitoring of our controls. However, none of these changes has materially affected, or is reasonably likely to materially affect, and there were no other changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 14 to the Consolidated Financial Statements included in this report.

Item 1A.	Risk Factors

In addition to the other information included in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, and the factors identified under “Safe Harbor” at the end of Item 2 of Part I of this Quarterly Report on Form 10-Q, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing Zebra. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Treasury Shares

During the first quarter of 2009, Zebra purchased 1,652,772 shares of Zebra’s Class A Common Stock as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum number of shares that may yet be purchased under the program
January 2009 (January 1 – January 31)	37,300	$16.97	37,300	2,335,168
February 2009 (February 1 – February 28)	460,463	$17.08	460,463	4,874,705
March 2009 (March 1 – April 4)	1,155,009	$17.40	1,155,009	3,719,696

(1)	On October 27, 2008, Zebra announced that the Board authorized the purchase of up to 5,000,000 shares of Zebra common stock at prices to be determined at management’s discretion. All shares purchased during the first quarter of 2009 were authorized under the Board’s October 2008 authorization. On February 17, 2009, Zebra announced that the Board authorized the purchase of an additional 3,000,000 shares under the same terms. Neither the October 2008 authorization nor the February 2009 authorization has an expiration date. A total of 3,719,696 shares are authorized for purchase at April 4, 2009.

Item 6.	Exhibits

10.1	2009 Zebra Incentive Plan (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed with the Securities and Exchange Commission as an Exhibit to Zebra’s Current Report on Form 8-K filed on February 19, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZEBRA TECHNOLOGIES CORPORATION

Date: May 8, 2009	By:	/s/ Anders Gustafsson
Anders Gustafsson
Chief Executive Officer

Date: May 8, 2009	By:	/s/ Michael C. Smiley
Michael C. Smiley
Chief Financial Officer