Form 10-Q
period 2009-07-04
ZEBRA TECHNOLOGIES Corp
filed 2009-08-07
CIK 877212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 2009

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

As of July 31, 2009, there were 59,089,371 shares of Class A Common Stock, $.01 par value, outstanding.

ZEBRA TECHNOLOGIES CORPORATION

QUARTER ENDED JULY 4, 2009

PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	July 4, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$44,792	$33,267
Restricted cash	1,666	1,639
Investments and marketable securities	71,595	85,654
Accounts receivable, net	138,755	152,679
Inventories, net	92,897	100,199
Deferred income taxes	12,206	11,679
Income taxes receivable	1,031	—
Prepaid expenses and other current assets	10,419	11,701

Total current assets	373,361	396,818

Property and equipment at cost, less accumulated depreciation and amortization	78,494	75,363
Long-term deferred income taxes	49,174	51,251
Goodwill	152,856	151,356
Other intangibles, net	61,135	66,359
Long-term investments and marketable securities	88,935	104,326
Other assets	4,724	5,405

Total assets	$808,679	$850,878

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$28,114	$38,152
Accrued liabilities	45,916	67,911
Deferred revenue	20,121	18,366
Income taxes payable	—	558

Total current liabilities	94,151	124,987
Deferred rent	4,575	4,903
Other long-term liabilities	10,529	10,250

Total liabilities	109,255	140,140

Stockholders’ equity:
Preferred Stock	—	—
Class A Common Stock	722	722
Additional paid-in capital	133,593	144,861
Treasury stock	(367,464)	(344,147)
Retained earnings	940,454	922,091
Accumulated other comprehensive loss	(7,881)	(12,789)

Total stockholders’ equity	699,424	710,738

Total liabilities and stockholders’ equity	$808,679	$850,878

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
Net sales	$187,676	$253,782	$380,285	$500,059
Cost of sales	105,940	126,067	212,740	249,429

Gross profit	81,736	127,715	167,545	250,630

Operating expenses:
Selling and marketing	23,724	31,920	46,400	60,473
Research and development	20,614	25,251	42,418	47,466
General and administrative	19,086	24,216	41,311	49,261
Amortization of intangible assets	2,575	4,679	5,208	9,193
Exit, restructuring and integration costs	3,643	4,680	5,940	7,914
Asset impairment charges	(291)	—	(291)	—

Total operating expenses	69,351	90,746	140,986	174,307

Operating income	12,385	36,969	26,559	76,323

Other income (expense):
Investment income	1,014	2,722	2,192	5,127
Foreign exchange gain (loss)	(131)	(69)	(1,415)	631
Other, net	(19)	(651)	(336)	(905)

Total other income	864	2,002	441	4,853

Income before income taxes	13,249	38,971	27,000	81,176
Income taxes	4,238	13,445	8,637	28,006

Net income	$9,011	$25,526	$18,363	$53,170

Basic earnings per share	$0.15	$0.39	$0.31	$0.81
Diluted earnings per share	$0.15	$0.39	$0.31	$0.81

Basic weighted average shares outstanding	59,271	65,128	59,821	65,664
Diluted weighted average and equivalent shares outstanding	59,352	65,502	59,896	66,046

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
Net income	$9,011	$25,526	$18,363	$53,170

Other comprehensive income (loss):
Foreign currency translation adjustment	6,373	(226)	4,792	1,572
Changes in unrealized gains (losses) on hedging transactions, net of tax	(417)	3,295	(409)	(640)
Changes in unrealized gains (losses) on investments, net of tax	(62)	(840)	525	(156)

Comprehensive income	$14,905	$27,755	$23,271	$53,946

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Six Months Ended
	July 4, 2009	June 28, 2008
Cash flows from operating activities:
Net income	$18,363	$53,170
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	15,947	18,607
Stock-based compensation	5,586	6,536
Excess tax benefit from share-based compensation	—	(131)
Asset impairment charges	(291)	—
Deferred income taxes	1,710	(3,185)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	17,512	(29,780)
Inventories	10,133	(14,754)
Other assets	(212)	1,485
Accounts payable	(14,479)	13,129
Accrued liabilities	(21,855)	(3,876)
Deferred revenue	2,030	6,793
Income taxes payable	(2,773)	1,796
Other operating activities	757	762

Net cash provided by operating activities	32,428	50,552

Cash flows from investing activities:
Purchases of property and equipment	(12,648)	(20,249)
Acquisition of businesses acquired, net of cash acquired	—	(17,987)
Acquisition of intangible assets	—	(470)
Payments for patents and licensing arrangements	(425)	—
Purchases of investments and marketable securities	(126,605)	(305,088)
Maturities of investments and marketable securities	100,830	227,129
Sales of investments and marketable securities	55,750	113,838

Net cash provided by (used in) investing activities	16,902	(2,827)

Cash flows from financing activities:
Purchase of treasury stock	(41,600)	(48,402)
Proceeds from exercise of stock options and stock purchase plan purchases	2,027	3,383
Excess tax benefit from share-based compensation	—	131

Net cash used in financing activities	(39,573)	(44,888)

Effect of exchange rate changes on cash	1,768	868

Net increase in cash and cash equivalents	11,525	3,705
Cash and cash equivalents at beginning of period	33,267	38,211

Cash and cash equivalents at end of period	$44,792	$41,916

Supplemental disclosures of cash flow information:
Income taxes paid	7,334	27,096

Supplemental disclosures of non-cash transactions:
Purchase of treasury shares not paid in the second quarter of 2008	—	$570

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

The consolidated balance sheet as of December 31, 2008, in this Form 10-Q is taken from the audited consolidated balance sheet in our Form 10-K. These interim financial statements include all adjustments (of a normal, recurring nature) necessary to present fairly Zebra’s consolidated financial position as of July 4, 2009, the consolidated results of operations for the three and six months ended July 4, 2009 and June 28, 2008, and cash flows for the six months ended July 4, 2009 and June 28, 2008. These results, however, are not necessarily indicative of results for the full year.

Reclassifications. Certain amounts in the prior years’ financial statements have been reclassified to conform to the current year’s presentation. Selling and marketing expenses of $2,402,000 and $4,710,000 for the three and six month periods ended June 28, 2008, have been reclassified to research and development expenses. Prior period amounts will differ in these categories from amounts previously reported.

Subsequent events. We have evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through August 7, 2009, the day the financial statements were issued.

Note 2 – Fair Value Measurements

Financial assets and liabilities are to be are to be measured using inputs from three levels of the fair value hierarchy. As defined in SFAS No. 157, fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, SFAS No. 157 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

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

Included in our investment portfolio are four auction rate security instruments. These instruments are classified as available-for-sale securities and are reflected at fair value. Due to events in credit markets, however, the auction events for the instruments held by Zebra as of July 4, 2009, are failed. Therefore, the fair values of these securities are estimated utilizing broker quotations, discounted cash flow analysis or other types of valuation adjustment methodologies at July 4, 2009. These analyses consider, among other items, the collateralization underlying the security instruments, the credit worthiness of the counterparty, the timing of expected future cash flows, estimates of the next time the security is expected to have a successful auction, and Zebra’s intent and ability to hold such securities until credit markets improve. These securities were also compared, when possible, to other securities with similar characteristics.

Of the four auction rate security instruments, Zebra deemed one item to be other than temporarily impaired and recorded the market value decline in the amount of $4,374,000 for that security in the fourth quarter of 2008. The decline in the market value of the other securities is considered temporary and has been recorded in accumulated other comprehensive income (loss) on Zebra’s balance sheet. Since Zebra has the intent and ability to hold these securities until they are sold at auction, redeemed at carrying value or reach maturity, we have classified them as long-term investments on the balance sheet.

Financial assets and liabilities carried at fair value as of July 4, 2009, are classified below (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
U.S. Government and agency securities	$33,311	$—	$—	$33,311
Obligations of government-sponsored enterprises (1)	16,398	—	326	16,724
State and municipal bonds	96,046	—	4,133	100,179
Corporate bonds	—	—	2,588	2,588
Certificates of deposit	7,407	—	—	7,407
Other investments	321	—	—	321
Money market investments related to the deferred compensation plan	3,482	—	—	3,482

Total assets at fair value	$156,965	$—	$7,047	$164,012

Liabilities:
Liabilities related to the deferred compensation plan	$3,313	$—	$—	$3,313
Forward contracts (2)	2,310	444	—	2,754

Total liabilities at fair value	$5,623	$444	$—	$6,067

Financial assets and liabilities carried at fair value as of December 31, 2008, are classified below (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
U.S. Government and agency securities	$37,361	$—	$—	$37,361
Obligations of government-sponsored enterprises (1)	4,846	—	326	5,172
State and municipal bonds	140,406	—	4,133	144,539
Corporate bonds	—	—	2,588	2,588
Other investments	320	—	—	320
Money market investments related to the deferred compensation plan	3,426	—	—	3,426

Total assets at fair value	$186,359	$—	$7,047	$193,406

Liabilities:
Forward contracts (2)	$2,414	$8,015	$—	$10,429
Liabilities related to the deferred compensation plan	3,323	—	—	3,323

Total liabilities at fair value	$5,737	$8,015	$—	$13,752

(1)	Includes investments in notes issued by the Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association and the Federal Home Loan Bank.
(2)	The fair value of forward contracts are calculated as follows:

a.	Fair value of forward collar contract associated with forecasted sales hedges are calculated using the midpoint of ask and bid rates for similar contracts.

b.	Fair value of regular forward contracts associated with forecasted sales hedges are calculated using the month-end exchange rate adjusted for the discount rate (3 month LIBOR rate).
c.	Fair value of balance sheet hedges are calculated at the month end exchange rate adjusted for current forward points unless the hedge has been traded but not settled at month end. If this is the case, the fair value is calculated at the rate at which the hedge is being settled.

The following table presents Zebra’s activity for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in SFAS No. 157 (in thousands):

Six Months Ended
July 4, 2009
Balance at beginning of the year	$7,047
Transfers to Level 3	—
Total losses (realized or unrealized):
Included in earnings	—
Included in other comprehensive income (loss)	—
Purchases and settlements (net)	—

Balance at end of period	$7,047

Total gains and (losses) for the period included in earnings attributable to the change in unrealized losses relating to assets still held at end of period	$—

As of July 4, 2009 and December 31, 2008, there were no unrealized losses that Zebra believes to be other-than-temporary. No realized gains or losses were recorded for the six months ended July 4, 2009 and June 28, 2008. The following is a summary of short-term and long-term investments at July 4, 2009 and December 31, 2008 (in thousands):

As of July 4, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

U.S. Government and agency securities	$33,334	$219	$(242)	$33,311
Obligations of government-sponsored enterprises	16,657	93	(26)	16,724
State and municipal bonds	99,680	1,272	(773)	100,179
Corporate bonds	3,020	—	(432)	2,588
Certificates of deposit	7,407	—	—	7,407
Other investments	321	—	—	321

Total investments	$160,419	$1,584	$(1,473)	$160,530

As of December 31, 2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

U.S. Government and agency securities	$37,598	$9	$(246)	$37,361
Obligations of government-sponsored enterprises	5,243	21	(92)	5,172
State and municipal bonds	144,528	1,366	(1,355)	144,539
Corporate bonds	3,020	—	(432)	2,588
Other investments	320	—	—	320

Total investments	$190,709	$1,396	(2,125)	$189,980

The maturity dates of investments as of July 4, 2009 are as follows (in thousands):

	Amortized Cost	Estimated Fair Value
Less than 1 year	70,312	70,568
1 to 5 years	58,053	58,672
6 to 10 years	13,813	13,616
Thereafter	18,241	17,674

Total	$160,419	$160,530

The carrying value for Zebra’s financial instruments classified as current assets (other than short-term investments) and current liabilities approximate fair value due to short maturities.

Note 3 – Equity-Based Compensation

Zebra has an equity-based compensation plan and a stock purchase plan available for future grants. We accounted for these plans in accordance with SFAS No. 123(R), Share-Based Payments. Zebra recognizes compensation costs using the straight-line method over the vesting period of 1 month to 5 years.

The compensation expense and the related tax benefit for equity-based payments were included in the Consolidated Statement of Earnings as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
Cost of sales	$305	$275	$586	$585
Selling and marketing	362	665	779	1,356
Research and development	272	530	823	1,014
General and administrative	1,480	1,648	3,398	3,581

Total compensation	2,419	3,118	5,586	6,536

Income tax benefit	$774	$1,076	$1,788	$2,255

SFAS No. 123(R) requires the cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized (excess tax benefits) to be classified as financing cash flows in the statement of cash flows. As a result, the tax benefits classified as financing cash flows for the six months ended July 4, 2009 was not material and for the six months ended June 28, 2008, was $131,000.

For purposes of calculating the compensation cost consistent with SFAS No. 123(R), the fair value is estimated on the date of grant using a binomial model. Volatility is based on an average of the implied volatility in the open market and the annualized volatility of Zebra’s stock prices over our entire stock history. Stock option grants in the table below include both stock options, all of which were non-qualified stock options, and stock appreciation rights (“SAR”) that will be setted in Zebra stock. The following table shows the weighted-average assumptions used for grants of stock options and SARs as well as the fair value of the grants based on those assumptions:

	Six Months Ended
	July 4, 2009	June 28, 2008
Expected dividend yield	0%	0%
Forfeiture rate	9.95%	8.99%
Volatility	43.08%	37.79%
Risk free interest rate	2.23%	3.17%
– Range of interest rates	0.15% - 3.29%	0.81% - 3.87%
Expected weighted-average life	5.23 years	5.09 years
Fair value of options granted	$5,613,000	$7,456,000
Weighted-average grant date fair value of options granted	$7.94	$13.50

Stock option and SAR activity for the six-month period ended July 4, 2009, was as follows:

	2009
Options	Shares	Weighted-Average Exercise Price
Outstanding at beginning of year	3,139,174	$35.83
Granted	707,227	19.65
Exercised	(54,648)	12.43
Forfeited	(64,458)	39.52
Expired	(78,779)	38.47

Outstanding at end of period	3,648,516	$32.93
Options exercisable at end of period	1,981,184	$35.03
Intrinsic value of options exercised	$358,681

For the six months ended July 4, 2009, shares granted above include stock options to purchase 48,784 shares of Zebra Class A Common Stock (“Zebra stock”) and SARs with respect to 658,443 shares of Zebra stock. The terms of the SARs are established under the 2006 Zebra Technologies Corporation Incentive Compensation Plan (“the 2006 Plan”) and the applicable SAR agreement. Once vested, a SAR entitles the holder to receive a payment equal to the difference between the per-share base price of the SAR and the fair market value of a share of Zebra stock on the date the SAR is exercised, multiplied by the number of shares covered by the SAR. Exercised SARs will be settled in whole shares of Zebra stock, and any fraction of a share will be settled in cash. The SARs granted during the first six months of 2009 vest annually in four equal amounts on each of the first four anniversaries of the SARs’ grant date and expire 10 years after the grant date.

Restricted stock award activity for the six-month period ended July 4, 2009, was as follows:

	2009
Restricted Stock Awards	Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of year	283,567	$30.35
Granted	275,655	19.59
Released	(18,593)	35.15
Forfeited	(29,204)	34.74

Outstanding at end of period	511,425	$24.12

Restricted stock granted in 2009 totaled 275,655 shares and were granted under the 2006 Plan.

The following table summarizes information about stock options and SARs outstanding at July 4, 2009:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
$1.29-$19.99	832,320	8.75 years	$18.45	135,427	$13.50
$19.99-$28.22	713,062	3.12 years	23.87	657,909	24.09
$31.93-$38.26	759,243	8.03 years	36.02	257,309	35.86
$38.26-$43.35	657,523	7.32 years	42.00	315,448	41.91
$43.35-$53.92	686,368	5.41 years	47.81	615,091	47.60

	3,648,516			1,981,184

	Outstanding	Exercisable
Aggregate intrinsic value	$5,086,000	$1,982,000
Weighted-average remaining contractual term	6.6 years	4.8 years

As of July 4, 2009, there was $24,217,000 of unearned compensation cost related to awards granted under Zebra’s equity-based compensation plans, which is expected to be recognized over a weighted-average period of 2.9 years.

The fair value of the purchase rights of all Zebra employees issued under the stock purchase plan is estimated using the following weighted-average assumptions for purchase rights granted. Expected lives of three months to one year have been used along with these assumptions.

	Six Months Ended
	July 4, 2009	June 28, 2008
Fair market value	$19.52	$32.64
Option price	$17.41	$27.74
Expected dividend yield	0%	0%
Expected volatility	41%	28%
Risk free interest rate	0.15%	1.36%

Note 4 – Inventories

The components of inventories, net of allowances, are as follows (in thousands):

	As of
	July 4, 2009	December 31, 2008
Raw material	$42,086	$50,015
Work in process	145	1,130
Deferred costs of long-term contracts	1,652	628
Finished goods	49,014	48,426

Total inventories, net	$92,897	$100,199

Inventory reserves (included in above numbers)	$9,186	$8,537

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

The purchase price was allocated to identifiable tangible and intangible assets acquired and liabilities assumed based on their estimated fair values resulting in goodwill of $13,547,000. The goodwill is not deductible for tax purposes. The intangible assets of $8,000,000 consist of the following (in thousands):

	Amount	Useful life
Customer relationships	$1,000	10 years
Developed technology	$7,000	8 years

During the fourth quarter of 2008, we determined that certain impairment indicators existed related to identified intangible assets and conducted a special impairment test of intangibles. We determined that our goodwill and other intangible assets related to this acquisition were impaired requiring the intangible assets and goodwill to be written off. See Note 10 for additional details.

Note 6 – Investments and Marketable Securities

We classify our investments in marketable debt securities as available-for-sale in accordance with the classifications defined in SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. As of July 4, 2009, all of our investments in marketable debt securities with maturities greater than one year are classified as long-term investments on the balance sheet due to our ability and intent to hold them until maturity.

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

Change in unrealized gains and losses on available-for-sale securities are included in these financial statements as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008

Changes in unrealized gains and losses on available-for-sale securities, net of tax, recorded in accumulated other comprehensive income	$(62)	$(840)	$525	$(156)

Note 7 – Stockholders’ Equity

Share count and par value data related to stockholders’ equity are as follows:

	July 4, 2009	December 31, 2008
Preferred Stock
Par value per share	$0.01	$0.01
Shares authorized	10,000,000	10,000,000
Shares outstanding	—	—
Common Stock – Class A
Par value per share	$0.01	$0.01
Shares authorized	150,000,000	150,000,000
Shares issued	72,151,857	72,151,857
Shares outstanding	59,088,274	60,861,592
Treasury stock
Shares held	13,063,583	11,290,265

During the six month period ended July 4, 2009, Zebra purchased 2,252,780 shares of common stock for $41,600,000 under board authorized share repurchase plans compared to the six month period ended June 28, 2008, in which Zebra purchased 1,473,334 shares of common stock for $48,402,000.

Zebra issued 141,959 treasury shares of common stock upon exercise of stock options and purchases under the stock purchase plan during the first six months of 2009. Zebra also issued 385,182 shares of Zebra stock for restricted stock awards during the first six months of 2009. During the first six months of 2008, Zebra issued 177,790 treasury shares of common stock upon the exercise of stock options and purchases under the stock purchase plan and issued 0 shares of common stock for restricted stock awards.

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

•	Unrealized gains (losses) on investments classified as available-for-sale are deferred from income statement recognition until the gains or losses are realized. See Note 6 above for more details.

The components of other comprehensive income included in the Consolidated Statements of Comprehensive Income are as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
Foreign currency translation adjustments	$6,373	$(226)	$4,792	$1,572

Changes in unrealized gains and losses on foreign currency hedging activities:
Gross	$(669)	$5,282	$(656)	$(1,027)
Income tax (benefit)	(252)	1,987	(247)	(387)

Net	$(417)	$3,295	$(409)	$(640)

Changes in unrealized gains and losses on investments classified as available-for-sale:
Gross	$(99)	$(1,346)	$842	$(250)
Income tax (benefit)	(37)	(506)	317	(94)

Net	$(62)	$(840)	$525	$(156)

The components of accumulated other comprehensive income (loss) included in the Consolidated Balance Sheets are as follows (in thousands):

	As of
	July 4, 2009	December 31, 2008
Foreign currency translation adjustments	$(7,522)	$(12,314)

Unrealized losses on foreign currency hedging activities:
Gross	$(687)	$(32)
Income tax (benefit)	(258)	(12)

Net	$(429)	$(20)

Unrealized gains and losses on investments classified as available-for-sale:
Gross	$112	$(730)
Income tax (benefit)	42	(275)

Net	$70	$(455)

Note 9 – Earnings Per Share

Earnings per share were computed as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	July 4, 2009	June 28, 2008	June 4, 2009	June 28, 2008
Basic earnings per share:
Net income	$9,011	$25,526	$18,363	$53,170

Weighted average common shares outstanding	59,271	65,128	59,821	65,664

Per share amount	$0.15	$0.39	$0.31	$0.81

Diluted earnings per share:
Net income	$9,011	$25,526	$18,363	$53,170

Weighted average common shares outstanding	59,271	65,128	59,821	65,664
Add: Effect of dilutive securities – stock options	81	374	75	382

Diluted weighted average and equivalent shares outstanding	59,352	65,502	59,896	66,046

Per share amount	$0.15	$0.39	$0.31	$0.81

Potentially dilutive securities that were excluded from the earnings per share calculation consist of stock options with an exercise price greater than the average market closing price of the Class A common stock. These options were as follows:

	Three Months Ended		Six Months Ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
Potentially dilutive shares	2,773,000	2,062,000	2,831,000	2,349,000

Note 10 – Goodwill and Other Intangible Asset Data

Intangible asset data are as follows (in thousands):

	July 4, 2009		December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Current technology	$33,560	$(15,539)	$33,157	$(14,034)
Patent and patent rights	13,663	(5,611)	13,238	(4,448)
Customer relationships	43,248	(8,186)	43,358	(4,912)

Total	$90,471	$(29,336)	$89,753	$(23,394)

Unamortized intangible assets
Goodwill	$152,856		$151,356

Aggregate amortization expense
For the year ended December 31, 2008			$18,575
For the six months ended July 4, 2009	$5,208

Estimated amortization expense
For the year ended December 31, 2009	$10,384
For the year ended December 31, 2010	9,201
For the year ended December 31, 2011	8,934
For the year ended December 31, 2012	8,245
For the year ended December 31, 2013	6,854
Thereafter	22,725

Total	$66,343

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

If we believe that one or more of the above indicators of impairment have occurred, we perform an impairment test. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. We generally determine the fair value of our reporting units using the income approach methodology of valuation that includes the discounted cash flow method as well as other generally accepted valuation methodologies. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, we perform the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill.

During the fourth quarter of 2008, we determined that certain impairment indicators existed related to identified intangible assets and conducted a special impairment test of intangibles. Due to the deterioration of the economy and a significant reduction in the price of our stock, we determined that our goodwill and other intangible assets were impaired requiring total estimated impairment charges of $157,600,000 at December 31, 2008. Upon completion of a detailed second step impairment analysis we recorded a credit of $1,058,000 in the second quarter of 2009. The adjustment decreased a ZES intangible asset carrying value by $437,000, and reduced a portion of the original goodwill impairment by $1,495,000. Also included in the asset impairment charges line item is $767,000 related to the write-off of an equity investment in an international technology company held by our ZES segment. The net asset impairment charges included in the statement of earnings for the three months ended July 4, 2009 were a credit of $291,000.

We performed our annual impairment test in June 2009 and determined that our goodwill was not impaired as of the end of May 2009.

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

	Three Months Ended		Six Months Ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
Change in gains (losses) from foreign exchange derivatives	$(2,451)	$92	$801	$(3,928)
Gain (loss) on net foreign currency assets	2,320	(161)	(2,216)	4,559

Foreign exchange gain (loss)	$(131)	$(69)	$(1,415)	$631

	As of
	July 4, 2009	December 31, 2008
Notional balance of outstanding contracts:
Pound/US dollar	£4,000	£5,000
Euro/US dollar	€37,000	€18,500
Euro/Pound	€3,500	€17,000

Net fair value of outstanding contracts	$(194)	$(2,414)

Hedging of Anticipated Sales

We manage the exchange rate risk of anticipated euro-denominated sales using forward contracts and option collars. We designate these contracts as cash flow hedges which typically mature within twelve months after the execution of the contracts. Gains and losses on these contracts are deferred in other comprehensive income until the contracts are settled and the hedged sales are realized, at which time the deferred gains or losses will be reported as an increase or decrease to sales. Summary financial information related to the cash flow hedges of future revenues follows (in thousands, except percentages):

	As of
	July 4, 2009	December 31, 2008
Net unrealized losses deferred in other comprehensive income:
Gross	$(687)	$(32)
Income tax benefit	(258)	(12)

Net	$(429)	$(20)

Notional balance of outstanding contracts versus the dollar	€3,800	€14,680
Hedge effectiveness	100%	100%

	Three Months Ended		Six Months Ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008

Net gains and (losses) included in revenue	$(17)	$(5,009)	$1,353	$(7,797)

Forward contracts

We record our forward contracts at fair value on our consolidated balance sheet as either long-term other assets or long-term other liabilities depending upon the fair value calculation as detailed in Note 2 of Zebra’s financial statements. The amounts recorded as of July 4, 2009 on our consolidated balance sheet are as follows (in thousands):

As of July 4, 2009
Assets:
Other assets	$—

Total	$—

Liabilities:
Other long-term liabilities	$2,754

Total	$2,754

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

ZES, formerly known as Enterprise Solutions Group, has evolved since the beginning of 2007 with the acquisitions of WhereNet Corp., proveo AG, Navis Holdings, LLC and Multispectral Solutions, Inc. The solutions that these companies provide are generally sold on a contract basis and are typically installed over several quarters. These contracts cover a range of services, including design, installation and ongoing maintenance services.

Zebra records its federal and state deferred tax assets and liabilities in corporate and other as reflected below. Intersegment sales are not significant. Segment information is as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
Net sales:
SPG	$167,909	$228,762	$338,677	$453,513
ZES	19,767	25,020	41,608	46,546

Total	$187,676	$253,782	$380,285	$500,059

Operating profit (loss):
SPG	$30,088	$59,563	$64,087	$121,168
ZES	(4,335)	(7,639)	(7,694)	(14,703)
Corporate and other	(13,368)	(14,955)	(29,834)	(30,142)

Total	$12,385	$36,969	$26,559	$76,323

	July 4, 2009	December 31, 2008
Identifiable assets:
SPG	$340,414	$376,515
ZES	187,649	190,572
Corporate and other	280,616	283,791

Total	$808,679	$850,878

Corporate and other includes corporate administration costs or assets that support both reporting segments.

Note 13 – Costs associated with Exit or Disposal Activities

During 2008, we initiated two different plans to close facilities. These plans are being accounted for under SFAS No. 146, Accounting for Cost Associated with Exit or Disposal Activities. In 2008, we closed our label manufacturing plant in Warwick, Rhode Island, and transferred its operations to a new facility in Flowery Branch, Georgia, which is now our East Coast supplies manufacturing facility. Also in 2008, we announced plans to establish regional distribution and configuration centers, consolidate our supplier base, and transfer final assembly of thermal printers to Jabil Circuit, Inc., a global third-party electronics manufacturer. These actions are intended to optimize our global printer product supply chain by improving responsiveness to customer needs and increasing Zebra’s flexibility to meet emerging business opportunities. As a result, all printer manufacturing in our Vernon Hills, Illinois, and Camarillo, California, facilities are being transferred to Jabil’s facility in Guangzhou, China. This transition is expected to be completed by the end of 2009.

As of July 4, 2009, we have incurred and expect to incur the following exit costs (in thousands):

Type of Cost	Cost incurred through December 31, 2008	Costs incurred for the six months ended July 4, 2009	Total costs incurred as of July 4, 2009	Additional costs expected to be incurred	Total costs expected to be incurred
Severance, stay bonuses, and other employee-related expenses	$4,308	$1,680	$5,988	$990	$6,978
Professional services	5,425	133	5,558	—	5,558
Relocation and transition costs	3,662	2,469	6,131	3,256	9,387
Other exit costs	—	3	3	850	853

Total	$13,395	$4,285	$17,680	$5,096	$22,776

For the six month period ended June 28, 2008, we incurred exit, restructuring and integration costs of $3,172,000 for severance (severance, stay bonuses and other employee-related expenses), $3,194,000 for professional services, $1,321,000 for relocation and transition costs, and $227,000 in other costs, which totaled $7,914,000.

Liabilities and expenses related to exit activities were as follows (in thousands):

	Six Months Ended
	July 4, 2009	June 28, 2008
Balance at beginning of period	$6,378	$—
Charged to earnings	4,285	7,914
Cash paid	(6,874)	(4,928)

Balance at the end of period	$3,789	$2,986

Liabilities related to exit activities are included in the accrued liabilities line item on the balance sheet. All current exit costs are included in operating expenses for our SPG segment under the line item exit, restructuring and integration costs.

Also included in the line item exit, restructuring and integration costs are expenses related to an integration project to combine our acquisitions of WhereNet Corp., proveo AG, Navis Holdings, LLC, and Multispectral Solutions, Inc., to form our ZES segment. Expenses related to integrating these businesses totaled $1,247,000 for the three month period ended July 4, 2009 and $1,655,000 for the six month period ended July 4, 2009.

Note 14 – Contingencies

On April 9, 2008, a complaint was filed in the U.S. District Court for the Northern District of Illinois by Barcode Informatica, Ltd. (“Barcode”), a former Brazilian reseller, against Zebra. The complaint alleges that Zebra wrongfully terminated Barcode’s reseller status and tortiously interfered with Barcode’s alleged bid for the sale of printers to a Brazilian customer. Barcode’s claim seeks an unspecified amount of damages. We believe that Barcode’s claims are without merit and we will vigorously defend the action.

In addition to the matter described above, we are also subject to a variety of other investigations, claims, suits and other legal proceedings that arise from time to time in the ordinary course of business, including but not limited to, intellectual property, employment, tort and breach of contract matters. We currently believe that the outcomes of such proceedings, individually and in the aggregate, will not have a material adverse impact on our business, cash flows, financial position, or results of operations. Any legal proceedings are subject to inherent uncertainties, and management’s view of these matters and their potential effects may change in the future.

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

	Six Months Ended July 4, 2009	Six Months Ended June 28, 2008
Balance at the beginning of the year	$2,814	$3,411
Warranty expense year-to-date	1,937	3,054
Warranty payments made year-to-date	(1,932)	(2,243)

Balance at the end of the period	$2,819	$4,222

During 2005, Zebra began providing for environmental recycling reserves similar to warranty reserves. In the European Union, we have an obligation in future years to recycle printers. This reserve is based on all new printers sold after August 13, 2005, and printers sold prior to that date that are returned to us upon our sale of a new printer to a customer. The following is a summary of Zebra’s accrued recycling obligation (in thousands).

	Six Months Ended July 4, 2009	Six Months Ended June 28, 2008
Balance at the beginning of the year	$1,207	$3,706
Recycling expense year-to-date, net	(496)	(2,496)
Recycling payments made year-to-date	0	(9)
Exchange rate impact	164	(43)

Balance at the end of the period	$875	$1,158

During the second quarter we reviewed the environmental recycling reserves based on our experience of providing for such reserves and decreased our estimate of the reserve by $640,000 in 2009 and $3,757,000 in 2008.

Note 16 – Income Taxes

On January 1, 2007, we adopted FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109. According to FIN No. 48, we identified, evaluated, and measured the amount of income tax benefits to be recognized for all of our income tax positions. During 2008, we recognized an increase of approximately $4,000,000 in the liability for unrecognized tax benefits related to an acquisition. This benefit remained unchanged as of July 4, 2009.

Included in deferred tax assets are amounts related to federal and state net operating losses that resulted from our acquisition of WhereNet Corp. As of July 4, 2009, we had approximately $51,139,000 of federal net operating loss carryforwards available to offset future taxable income which expire in 2012 through 2022. As of July 4, 2009, we also had approximately $19,283,000 of state net operating loss carryforwards which expire in 2012 through 2022. Zebra’s intention is to utilize these net operating loss carryforwards to offset future income tax expense. Under the United States Tax Reform Act of 1986, the amounts of benefits from net operating loss carryforwards may be impaired or limited in certain circumstances, including significant changes in ownership interests.

Zebra has concluded all U.S. federal income tax audits for years through 2006. The tax years 2004 through 2008 remain open to examination by multiple state taxing jurisdictions.

Zebra’s continuing practice is to recognize interest and/or penalties related to income tax matters as part of income tax expense. For the three and six month periods ended July 4, 2009 and June 28, 2008, we did not accrue any interest or penalties into income tax expense.

The effective income tax rate for the second quarter of 2009 was 32.0% compared with an income tax rate of 34.5% for the second quarter of 2008. The effective income tax rate for the six month period ended July 4, 2009 was 32.0% compared with an income tax rate of 34.5% for the six month period ended June 28, 2008. The effect of lower income and a higher proportion of permanent tax adjustments contributed to the rate reduction in 2009.

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

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, a statement of position that will require companies to provide disclosures required by FASB No. 107, Disclosures about Fair Value of Financial Instruments. The position statement is effective for interim reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. This standard did not have a significant effect upon our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-than-Temporary Impairments, which amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The position statement is effective for interim and annual reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009 is not permitted. This standard did not have a significant effect upon our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly, (FSP FAS 157-4). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 becomes effective for interim and annual reporting periods after June 15, 2009 and shall be applied prospectively. This standard did not have a significant effect upon our consolidated financial statements.

In May 2009, the FASB issued SFAS 165, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued. In particular, the standard addresses: the period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. The statement is effective for interim and annual reporting periods ending after June 15, 2009. This standard did not have a significant effect upon our consolidated financial statements.

In June 2009, the FASB issued SFAS 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB SFAS No. 162, which would make the FASB Accounting Standards Codification (“Codification”) the single source of authoritative accounting and reporting standards applicable for all nongovernmental entities, with the exception of guidance issued by the SEC and its staff. The Codification does not change GAAP; instead, it introduces a new structure that is organized into user-friendly research system. The Codification reorganizes thousands of GAAP pronouncements into approximately 90 accounting topics using a consistent structure. The statement is effective for interim and annual reporting periods ending after September 15, 2009. This standard will not have a significant effect upon our consolidated financial statements.

Note 18 – Changes to Benefit Programs

During the first quarter of 2009, Zebra announced changes to its Retirement Savings and Investment Plan (the 401(k) Plan), profit sharing plan and stock purchase plan.

Qualified employees may participate in Zebra’s 401(k) Plan by contributing up to 15% of their gross earnings to the plan subject to certain Internal Revenue Service restrictions. Effective March 1, 2009, Zebra reduced the company match to each participant’s contribution from 6% of gross eligible earnings at the rate of 50%, to 3% of gross eligible earnings at the rate of 50%. Zebra may contribute additional amounts to the 401(k) Plan at the discretion of the Board of Directors, subject to certain legal limits.

Zebra has a discretionary profit-sharing plan for qualified employees, to which it contributes a percentage of eligible payroll each year. Zebra announced that it will suspend any contributions to the profit sharing plan for the 2009 plan year. Participants are not permitted to make contributions under the profit-sharing plan.

Under the 2001 Stock Purchase Plan, employees who work a minimum of 20 hours per week may elect to withhold up to 10% of their cash compensation through regular payroll deductions to purchase shares of Class A Common Stock from Zebra over a period not to exceed 12 months at a purchase price per share which prior to April 1, 2009 was equal to the lesser of: (1) 85% of the fair market value of the shares as of the date of the grant, or (2) 85% of the fair market value of the shares as of the date of purchase. Effective April 1, 2009, the purchase price per share is now equal to the lesser of: (1) 95% of the fair market value of the shares as of the date of the grant, or (2) 95% of the fair market value of the shares as of the date of purchase. The effect of this change to Zebra will be to reduce the general and administrative expense related to this portion of Zebra’s stock purchase plan. Stock purchase plan expense for the three and six months ended July 4, 2009, was $81,000 and $333,000 compared to $211,000 and $455,000 for the three and six months ended June 28, 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Results of Operations

Net sales for the three and six months ended July 4, 2009, compared with the three and six months ended June 28, 2008, decreased 26.0% and 24%, respectively. Both decreases were due to global economic conditions. Sales in each geographic region were down by comparable percentages for both periods for the same reason. The decreases in sales were largely attributable to a decline in hardware sales volume. Hardware sales declined proportionally more for our high-performance and mid-range tabletop printers. Gross profit decreased because of lower sales volume, unfavorable product mix and unfavorable movements in foreign exchange. Lower overall operating expenses for both the three and six month periods resulted from decreases in several categories including payroll costs primarily from lower staffing levels, outside commissions, project costs, professional service fees, and travel and entertainment expenses. In addition, amortization of intangibles decreased $2,104,000 and exit, restructuring and integration costs decreased $1,037,000 in the second quarter of 2009 as compared to the second quarter of 2008. Amortization of intangibles decreased $3,985,000 and exit, restructuring and integration costs decreased $1,974,000 in the first six months of 2009 as compared to the same period of 2008.

(Amounts in thousands, except percentages):

	Three Months Ended
	July 4, 2009	June 28, 2008	Percent Change	Percent of Net Sales - 2009	Percent of Net Sales - 2008
Net sales	$187,676	$253,782	(26.0)	100.0	100.0
Cost of sales	105,940	126,067	(16.0)	56.4	49.7

Gross profit	81,736	127,715	(36.0)	43.6	50.3
Operating expenses	69,351	90,746	(23.6)	37.0	35.7

Operating income	12,385	36,969	(66.5)	6.6	14.6
Other income	864	2,002	(56.8)	0.5	0.8

Income before income taxes	13,249	38,971	(66.0)	7.1	15.4
Income taxes	4,238	13,445	(68.5)	2.3	5.3

Net income	$9,011	$25,526	(64.7)	4.8	10.1

Diluted earnings per share	$0.15	$0.39

	Six Months Ended
	July 4, 2009	June 28, 2008	Percent Change	Percent of Net Sales - 2009	Percent of Net Sales - 2008
Net sales	$380,285	$500,059	(24.0)	100.0	100.0
Cost of sales	212,740	249,429	(14.7)	55.9	49.9

Gross profit	167,545	250,630	(33.2)	44.1	50.1
Operating expenses	140,986	174,307	(19.1)	37.1	34.8

Operating income	26,559	76,323	(65.2)	7.0	15.3
Other income	441	4,853	(90.9)	0.1	0.9

Income before income taxes	27,000	81,176	(66.7)	7.1	16.2
Income taxes	8,637	28,006	(69.2)	2.3	5.6

Net income	$18,363	$53,170	(65.5)	4.8	10.6

Diluted earnings per share	$0.31	$0.81

Sales by product category, percent change, and percent of net sales for the three and six months ended July 4, 2009, and June 28, 2008, were (amounts in thousands, except percentages):

	Three Months Ended
Product Category	July 4, 2009	June 28, 2008	Percent Change	Percent of Net Sales - 2009	Percent of Net Sales - 2008
Hardware	$125,092	$185,640	(32.6)	66.7	73.1
Supplies	35,588	43,803	(18.8)	19.0	17.3
Service and software	25,748	27,516	(6.4)	13.7	10.8
Shipping and handling	1,265	1,832	(30.9)	0.6	0.8
Cash flow hedging activities	(17)	(5,009)	NM	0	(2.0)

Total sales	$187,676	$253,782	(26.0)	100.0	100.0

	Six Months Ended
Product Category	July 4, 2009	June 28, 2008	Percent Change	Percent of Net Sales - 2009	Percent of Net Sales - 2008
Hardware	$251,019	$365,821	(31.4)	65.9	73.3
Supplies	73,607	85,706	(14.1)	19.4	17.1
Service and software	51,673	52,695	(1.9)	13.6	10.5
Shipping and handling	2,633	3,634	(27.5)	0.7	0.7
Cash flow hedging activities	1,353	(7,797)	NM	0.4	(1.6)

Total sales	$380,285	$500,059	(24.0)	100.0	100.0

Sales to customers by geographic region, percent changes and percent of net sales for the three and six months ended July 4, 2009, and June 28, 2008, were (in thousands, except percentages):

	Three Months Ended
Geographic Region	July 4, 2009	June 28, 2008	Percent Change	Percent of Net Sales - 2009	Percent of Net Sales - 2008
Europe, Middle East and Africa	$69,044	$92,112	(25.0)	36.8	36.3
Latin America	15,005	21,367	(29.8)	8.0	8.4
Asia-Pacific	19,839	28,031	(29.2)	10.6	11.0

Total International	103,888	141,510	(26.6)	55.4	55.7
North America	83,788	112,272	(25.4)	44.6	44.3

Total sales	$187,676	$253,782	(26.0)	100.0	100.0

	Six Months Ended
Geographic Region	July 4, 2009	June 28, 2008	Percent Change	Percent of Net Sales - 2009	Percent of Net Sales - 2008
Europe, Middle East and Africa	$143,664	$187,620	(23.4)	37.8	37.5
Latin America	28,076	37,350	(24.8)	7.4	7.5
Asia-Pacific	39,247	53,671	(26.9)	10.3	10.7

Total International	210,987	278,641	(24.3)	55.5	55.7
North America	169,298	221,418	(23.5)	44.5	44.3

Total sales	$380,285	$500,059	(24.0)	100.0	100.0

Zebra’s non-operating income and expense items are summarized in the following table (in thousands):

	Three Months Ended		Six Months Ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
Investment income	$1,014	$2,722	$2,192	$5,127
Foreign exchange gain (loss)	(131)	(69)	(1,415)	631
Other, net	(19)	(651)	(336)	(905)

Total other income	$864	$2,002	$441	$4,853

Rate of Return Analysis:
Average cash and marketable securities balances	$198,150	$288,216	$215,936	$275,664
Annualized rate of return	2.0%	3.8%	2.0%	3.7%

Cash and marketable securities balances and resulting investment income for the second quarter of 2009 decreased compared to the second quarter of 2008 as a consequence of continuing stock repurchases since the second quarter of 2008, offset by reduced cash from operations. In addition, interest rates were more favorable in the first and second quarters of 2008 versus the first and second quarters of 2009, resulting in more investment income for the three and six month periods in 2008 versus 2009.

Specialty Printing Group

	Three Months Ended
	July 4, 2009	June 28, 2008	Percent Change	Percent of Net Sales - 2009	Percent of Net Sales - 2008
Net sales	$167,909	$228,762	(26.6)	100.0	100.0
Cost of sales	98,037	113,338	(13.5)	58.4	49.5

Gross profit	69,872	115,424	(39.5)	41.6	50.5
Operating expenses	39,784	55,861	(28.8)	23.7	24.4

Operating income	30,088	59,563	(49.5)	17.9	26.1

	Six Months Ended
	July 4, 2009	June 28, 2008	Percent Change	Percent of Net Sales - 2009	Percent of Net Sales - 2008
Net sales	$338,677	$453,513	(25.3)	100.0	100.0
Cost of sales	195,132	226,151	(13.7)	57.6	49.9

Gross profit	143,545	227,362	(36.9)	42.4	50.1
Operating expenses	79,458	106,194	(25.2)	23.5	23.4

Operating income	64,087	121,168	(47.1)	18.9	26.7

Net sales in our Specialty Printing Group (SPG) decreased 26.6% during the second quarter of 2009, with comparable percentage declines in all regions. Net sales for SPG decreased 25.3% for the year to date period of 2009 as compared to 2008, with comparable percentage declines in all regions. New printer products (defined as printers released within 18 months prior to the end of the applicable fiscal period) accounted for 7.5% of printer sales in the second quarter of 2009, compared with 18.8% of printer sales in the second quarter of 2008, 7.1% for the first quarter of 2009 and 17.2% for the fourth quarter of 2008. New printer products accounted for 7.3% of printer sales during the first six months of 2009, compared with 18.9% of printer sales for the comparable six months of 2008

Our international SPG sales are denominated in multiple currencies, primarily the U.S. dollar, British pound and euro. This diversity causes our reported sales to be subject to fluctuations based on changes in currency rates. The stronger U.S. dollar to the euro and the pound had a negative impact of approximately $3,415,000, net of hedges, on sales during the second quarter of 2009 compared with the second quarter of 2008, and a negative impact of approximately $10,154,000, net of hedges, on sales during the first six months of 2009 compared with the same period in 2008.

We currently hedge a portion of anticipated euro-denominated sales to partially protect Zebra against exchange rate movements. For the second quarter, this program resulted in a loss on hedges of $17,000. For the year to date period, this program resulted in a gain on hedges of $1,353,000.

Printer unit volumes and average selling price information is summarized below:

	Three Months Ended			Six Months Ended
	July 4, 2009	June 28, 2008	Percent Change	July 4, 2009	June 28, 2008	Percent Change
Total printers shipped	205,199	238,458	(13.9)	404,417	480,859	(15.9)
Average selling price of printers shipped	$508	$630	(19.4)	$512	$622	(17.7)

For the three and six month periods ended July 4, 2009, unit volumes decreased in nearly all printer product lines compared to the same periods of 2008, with notable volume decreases in high-performance tabletop and mid-range printers.

Gross profit margin for SPG was affected by unfavorable foreign currency movements, which decreased second quarter gross profit by $1,344,000, and year to date gross profit by $5,502,000. Lower volume, a less favorable product mix, and a lower overhead absorption due to lower volume drove down gross margins. Over the foreseeable future, we expect international sales to increase as a percentage of total sales because of the relative under-penetration of our technology and the high rates of economic growth in those regions. Some customers in Asia Pacific, Latin America and other emerging international regions have demonstrated a preference for our lower priced products, which we expect over time to constitute a greater portion of the units we sell.

Lower overall operating expenses resulted from decreases in payroll costs, outside commissions, project costs, professional service fees, travel and entertainment expenses, and offsite meetings. Much of the decreased payroll and benefit costs were a result of lower staffing levels and cost reduction initiatives, including a reduction in vacation accruals. Amortization of intangibles was reduced in the second quarter by $698,000 compared to the second quarter of 2008, and by $1,484,000 for the year to date period of 2009 as compared to the same period in 2008, due to asset write downs in the fourth quarter of 2008.

Zebra Enterprise Solutions

	Three Months Ended
	July 4, 2009	June 28, 2008	Percent Change	Percent of Net Sales - 2009	Percent of Net Sales - 2008
Net sales	$19,767	$25,020	(21.0)	100.0	100.0
Cost of sales	7,903	12,729	(37.9)	40.0	50.9

Gross profit	11,864	12,291	(3.5)	60.0	49.1
Operating expenses	16,199	19,930	(18.7)	81.9	79.7

Operating loss	(4,335)	(7,639)	(43.3)	(21.9)	(30.6)

	Six Months Ended
	July 4, 2009	June 28, 2008	Percent Change	Percent of Net Sales - 2009	Percent of Net Sales - 2008
Net sales	$41,608	$46,546	(10.6)	100.0	100.0
Cost of sales	17,608	23,278	(24.4)	42.3	50.0

Gross profit	24,000	23,268	3.1	57.7	50.0
Operating expenses	31,694	37,971	(16.5)	76.2	81.6

Operating loss	(7,694)	(14,703)	(47.7)	(18.5)	(31.6)

Zebra Enterprise Solutions (ZES) sales decreased for the second quarter of 2009 compared to the second quarter of 2008 due to the effect of the challenging economy. Sales remained steady in hardware and services but were affected by decreases in license fees due to delays in customer implementation. Margins improved in services provided to customers due to reduced service costs. Net sales for ZES decreased 10.6% for the year to date period of 2009 as compared to 2008, with most of the decline related to the factors described for the second quarter of 2009.

ZES operating expenses for the second quarter of 2009 and the first six months of 2009 are lower than the comparable periods of 2008 due to lower staffing levels, cost containment efforts, collection of previously reserved accounts, reduced outside service costs, and lower amortization of intangibles due to asset write downs in the fourth quarter of 2008. Amortization of intangibles was reduced in the second quarter by $1,406,000 compared to the second quarter of 2008, and by $2,501,000 for the year to date period of 2009 as compared to the same period in 2008, due to asset write downs in the fourth quarter of 2008.

Liquidity and Capital Resources

As of July 4, 2009, Zebra had $206,988,000 in cash, restricted cash, investments and marketable securities, compared with $224,886,000 at December 31, 2008. Factors affecting cash and investment balances during the first six months of 2009 include the following (changes below include the impact of foreign currency):

•

Operations provided cash in the amount of $32,428,000, primarily from net income, collection of receivables and reduced inventory levels as a result of reduced demand and printer manufacturing outsourcing.

•	Accounts receivable decreased $17,512,000 because of lower sales and successful collection efforts.

•	Accounts payable decreased $14,479,000, due to the timing of vendor payments and decreased purchasing as a result of reduced demand.

•	Accrued liabilities decreased $21,855,000, due to the payment of payroll-related expenses and reduced foreign exchange forward contract liabilities associated with hedges.

•	Income taxes payable decreased $2,773,000 because of the timing of tax payments and refunds.

•	Purchases of property and equipment totaled $12,648,000.

•	Net sales of investments totaled $55,750,000.

•	Purchases of treasury shares totaled $41,600,000.

•	Stock option exercises and purchases under the stock purchase plan contributed $2,027,000.

In February 2008, we announced that printer manufacturing was being transferred to a third-party manufacturer. This transition is expected to be complete by the end of 2009.

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

Investments and Marketable Securities

Investments and marketable securities at July 4, 2009, consisted of the following:

U.S. Government and agency securities	20.8%
Obligations of government sponsored enterprises (1)	10.4%
State and municipal bonds	62.4%
Corporate bonds	1.6%
Certificates of deposit	4.6%
Other investments	0.2%

(1)	Includes investments in notes issued by the Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association and the Federal Home Loan Bank.

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

Trading and available-for-sale securities are recorded at fair value. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of discounts or premiums. Unrealized holding gains and losses on trading securities are included in earnings. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders’ equity until realized. As of July 4, 2009, Zebra’s investments in marketable debt securities are classified as available-for-sale. In addition, as of July 4, 2009, all of our investments in marketable debt securities with maturities greater than one year are classified as long-term in the balance sheet due to our ability and intent to hold them until maturity.

Accounts Receivable

We have standardized credit granting and review policies and procedures for all customer accounts, including:

•	Credit reviews of all new customer accounts,

•	Ongoing credit evaluations of current customers,

•	Credit limits and payment terms based on available credit information,

•	Adjustments to credit limits based upon payment history and the customer’s current credit worthiness,

•	An active collection effort by regional credit functions, reporting directly to the corporate financial officers, and

•	Limited credit insurance on the majority of our international receivables.

We reserve for estimated credit losses based upon historical experience and specific customer collection issues. Over the last three years, accounts receivable reserves varied from 0.8% to 3.3% of total accounts receivable. Accounts receivable reserves as of July 4, 2009, were $2,545,000, or 1.8% of the balance due. Accounts receivable reserves as of December 31, 2008, were $2,734,000, or 1.8% of the balance due. We believe our reserve level is appropriate considering the quality of the portfolio as of July 4, 2009. While credit losses have historically been within expectations and the provisions established, we cannot guarantee that our credit loss experience will continue to be consistent with historical experience.

Inventories

We value our inventories at the lower of the actual cost to purchase or manufacture using the first-in, first-out (FIFO) method, or the current estimated market value. We review inventory quantities on hand and record a provision for excess and obsolete inventory based on forecasts of product demand and production requirements for the subsequent twelve months.

Over the last three years, our reserves for excess and obsolete inventories have ranged from 6.8% to 12.3% of gross inventory. As of July 4, 2009, inventory reserves were $9,186,000, or 9.0% of gross inventory compared to inventory reserves of $8,537,000, or 7.9% of gross inventory as of December 31, 2008. We believe our reserve level is appropriate considering the quantities and quality of the inventories as of July 4, 2009.

Valuation of Long-Lived and Intangible Assets and Goodwill

We test the impairment of goodwill each year or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We completed our annual assessment during June 2009 and determined that our goodwill was not impaired as of the end of May 2009.

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

During the fourth quarter of 2008, we determined that certain impairment indicators existed related to identified intangible assets and conducted a special impairment test of intangibles. Due to the deterioration of the economy and a significant reduction in the price of our stock, we determined that our goodwill and other intangible assets were impaired requiring total estimated impairment charges of $157,600,000 at December 31, 2008. Upon completion of a detailed second step impairment analysis we recorded a credit of $1,058,000 in the second quarter of 2009. The adjustment decreased a ZES intangible asset carrying value by $437,000, and reduced a portion of the original goodwill impairment by $1,495,000. Also included in the asset impairment charges line item is $767,000 related to the write-off of an equity investment in an international technology company held by our ZES segment. The net asset impairment charges included in the statement of earnings for the three months ended July 4, 2009 were a credit of $291,000.

We performed our annual impairment test in June 2009 and determined that our goodwill was not impaired as of the end of May 2009.

Income Taxes

On January 1, 2007, we adopted Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109. According to FIN No. 48, we identified, evaluated, and measured the amount of income tax benefits to be recognized for all of our income tax positions. During 2008, we recognized an increase of approximately $4,000,000 in the liability for unrecognized tax benefits related to an acquisition. This benefit remained unchanged as of July 4, 2009.

Zebra’s continuing practice is to recognize interest and/or penalties related to income tax matters as part of income tax expense. For the three and six month periods ended July 4, 2009 and June 28, 2008, we did not accrue any interest or penalties into income tax expense.

Zebra has concluded all U.S. federal income tax audits for years through 2006. The tax years 2004 through 2008 remain open to examination by multiple state taxing jurisdictions. Tax authorities in the United Kingdom have completed income tax audits for tax years through 2006.

Included in deferred tax assets are amounts related to federal and state net operating losses that resulted from our acquisition of WhereNet Corp. As of July 4, 2009, we had approximately $51,139,000 of federal net operating loss carryforwards available to offset future taxable income which expire in 2012 through 2022. As of July 4, 2009, we also had approximately $19,283,000 of state net operating loss carryforwards which expire in 2012 through 2022. Zebra’s intention is to utilize these net operating loss carryforwards to offset future income tax expense. Under the United States Tax Reform Act of 1986, the amounts of benefits from net operating loss carryforwards may be impaired or limited in certain circumstances, including significant changes in ownership interests.

The effective income tax rate for the three and six month periods ended July 4, 2009 was 32.0% and 32.0% compared with income tax rates of 34.5% and 34.5% for the three and six month periods ended June 28, 2008. The effect of lower income and a higher proportion of permanent tax adjustments contributed to the rate reduction in 2009.

Contingencies

We record estimated liabilities related to contingencies based on our estimates of the probable outcomes. Quarterly, we assess the potential liability related to pending litigation, tax audits and other contingencies and confirm or revise estimates and reserves as appropriate.

Equity-based Compensation

As of July 4, 2009, Zebra had an active equity-based compensation plan and a stock purchase plan available for future grants. We accounted for these plans in accordance with SFAS No. 123(R), Share-Based Payments. Zebra recognizes compensation costs using the straight-line method over the vesting period of 1 month to 5 years.

Significant Customer

ScanSource, Inc. is our most significant customer. Our net sales to ScanSource, Inc., an international distributor of Zebra products, as a percentage of total net sales, were as follows:

	July 4, 2009	June 28, 2008
For the three months ended	13.6%	14.7%
For the six months ended	13.9%	15.1%

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

There were no material changes in Zebra’s market risk during the quarter ended July 4, 2009. For additional information on market risk, refer to the “Quantitative and Qualitative Disclosures About Market Risk” section of our Form 10-K for the year ended December 31, 2008. See Note 6 to the Consolidated Financial Statements included in this report for further discussion of investments and marketable securities.

In the normal course of business, portions of Zebra’s operations are subject to fluctuations in currency values. We manage these risks using derivative financial instruments. See Note 11 to the Consolidated Financial Statements included in this report for further discussion of derivative instruments.

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

Changes in Internal Control over Financial Reporting

In January 2008, Zebra began a program to update substantially all of its key financial systems over a three year period. As pieces of these systems are completed, they will be subject to the requirements related to internal controls over financial reporting. The requirements for internal controls over financial reporting will be a fundamental element of the design and implementation of these systems. During the first half of 2009 we implemented the following financial systems modules in our U.S. facilities: human resources, procurement and payables, payroll, and portions of our general ledger. In 2009, we made additional changes to our controls and procedures as part of our ongoing monitoring of our controls. However, none of these changes has materially affected, or is reasonably likely to materially affect, and there were no other changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Treasury Shares

During the second quarter of 2009, Zebra purchased 600,008 shares of Zebra’s Class A Common Stock as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum number of shares that may yet be purchased under the program
April 2009 (April 5 – May 2)	0	$0.00	0	3,719,696
May 2009 (May 3 – May 30)	204,706	$19.28	204,706	3,514,990
June 2009 (May 31 – July 4)	395,302	$17.40	395,302	3,119,688

(1)	On October 27, 2008, Zebra announced that the Board authorized the purchase of up to 5,000,000 shares of Zebra common stock at prices to be determined at management’s discretion. All shares purchased during the second quarter of 2009 were authorized under the Board’s October 2008 authorization. On February 17, 2009, Zebra announced that the Board authorized the purchase of an additional 3,000,000 shares under the same terms. Neither the October 2008 authorization nor the February 2009 authorization has an expiration date.

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	The Company held its Annual Meeting of Stockholders on May 21, 2009.

(b)	The Company’s stockholders voted on the following proposals:

1.	Proposal 1. Election of Directors

For the election of the following named persons as directors of Zebra Technologies Corporation to hold office for a three-year term expiring at the 2012 Annual Meeting or until their respective successors are duly elected and qualified:

Directors	For	Authority Withheld

Richard L. Keyser	54,640,727	805,223

Ross W. Manire	53,294,914	2,151,036

Dr. Robert J. Potter	54,268,494	1,177,456

2.	Proposal 2. To ratify the appointment by the Audit Committee of the Board of Directors of Ernst & Young LLP as the independent auditors of the Company’s financial statements for the year ending December 31, 2009.

For	Against	Abstain

53,728,777	1,656,908	60,264

Item 6.	Exhibits

10.1	Form of Stock Appreciation Rights Agreement under the Company’s 2006 Zebra Technologies Corporation Incentive Compensation Plan. (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Current Report on Form 8-K filed on May 13, 2009, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZEBRA TECHNOLOGIES CORPORATION

Date: August 7, 2009	By:	/s/ Anders Gustafsson
Anders Gustafsson
Chief Executive Officer

Date: August 7, 2009	By:	/s/ Michael C. Smiley
Michael C. Smiley
Chief Financial Officer