Form 10-Q
period 2009-10-03
ZEBRA TECHNOLOGIES CORP
filed 2009-11-06
CIK 877212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2009

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 30, 2009, there were 58,809,120 shares of Class A Common Stock, $.01 par value, outstanding.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

QUARTER ENDED OCTOBER 3, 2009

PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	October 3, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$39,048	$33,267
Restricted cash	1,748	1,639
Investments and marketable securities	91,055	85,654
Accounts receivable, net	144,375	152,679
Inventories, net	79,807	100,199
Deferred income taxes	11,312	11,679
Income taxes receivable	369	—
Prepaid expenses and other current assets	10,503	11,701

Total current assets	378,217	396,818

Property and equipment at cost, less accumulated depreciation and amortization	78,984	75,363
Long-term deferred income taxes	47,422	51,251
Goodwill	153,497	151,356
Other intangibles, net	58,633	66,359
Long-term investments and marketable securities	91,421	104,326
Other assets	5,254	5,405

Total assets	$813,429	$850,878

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$22,716	$38,152
Accrued liabilities	48,582	67,911
Deferred revenue	21,867	18,366
Income taxes payable	—	558

Total current liabilities	93,165	124,987
Deferred rent	4,241	4,903
Other long-term liabilities	9,479	10,250

Total liabilities	106,885	140,140

Stockholders’ equity:
Preferred Stock	—	—
Class A Common Stock	722	722
Additional paid-in capital	134,953	144,861
Treasury stock	(372,800)	(344,147)
Retained earnings	951,565	922,091
Accumulated other comprehensive loss	(7,896)	(12,789)

Total stockholders’ equity	706,544	710,738

Total liabilities and stockholders’ equity	$813,429	$850,878

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
Net sales	$200,778	$244,073	$581,063	$744,132
Cost of sales	109,080	126,287	321,820	375,716

Gross profit	91,698	117,786	259,243	368,416

Operating expenses:
Selling and marketing	25,793	30,980	72,193	91,453
Research and development	21,155	23,879	63,573	71,345
General and administrative	23,348	18,534	64,659	67,795
Amortization of intangible assets	2,649	4,711	7,857	13,904
Exit, restructuring and integration costs	3,515	4,304	9,455	12,218
Claim settlement	—	(5,302)	—	(5,302)
Asset impairment charges	88	—	(203)	—

Total operating expenses	76,548	77,106	217,534	251,413

Operating income	15,150	40,680	41,709	117,003

Other income (expense):
Investment income (loss)	901	(5,140)	3,093	(14)
Foreign exchange gain (loss)	575	247	(840)	878
Other, net	(286)	(185)	(622)	(1,089)

Total other income (loss)	1,190	(5,078)	1,631	(225)

Income before income taxes	16,340	35,602	43,340	116,778
Income taxes	5,229	9,832	13,866	37,838

Net income	$11,111	$25,770	$29,474	$78,940

Basic earnings per share	$0.19	$0.40	$0.49	$1.21
Diluted earnings per share	$0.19	$0.40	$0.49	$1.20

Basic weighted average shares outstanding	58,954	64,328	59,548	65,190
Diluted weighted average and equivalent shares outstanding	59,083	64,653	59,643	65,550

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
Net income	$11,111	$25,770	$29,474	$78,940

Other comprehensive income (loss):
Foreign currency translation adjustment	(660)	(6,242)	4,137	(4,670)
Changes in unrealized gains (losses) on hedging transactions, net of tax	352	5,710	(57)	5,070
Changes in unrealized gains (losses) on investments, net of tax	289	(257)	814	(413)

Comprehensive income	$11,092	$24,981	$34,368	$78,927

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Nine Months Ended
	October 3, 2009	September 27, 2008
Cash flows from operating activities:
Net income	$29,474	$78,940
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	24,409	28,418
Stock-based compensation	8,687	10,780
Excess tax benefit from share-based compensation	(11)	(187)
Loss (Gain) on sale of asset	357	(1,121)
Asset impairment charges	(203)	—
Deferred income taxes	4,259	(4,624)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	13,797	(29,654)
Inventories, net	22,632	(22,575)
Other assets	(677)	930
Accounts payable	(21,216)	7,573
Accrued liabilities	(19,389)	(6,009)
Deferred revenue	2,674	13,279
Income taxes payable	(2,394)	2,295
Other operating activities	584	2,461

Net cash provided by operating activities	62,983	80,506

Cash flows from investing activities:
Purchases of property and equipment	(19,499)	(28,534)
Proceeds from sale of assets	—	14,796
Acquisition of businesses acquired, net of cash acquired	—	(18,570)
Acquisition of intangible assets	—	(1,100)
Payments for patents and licensing arrangements	(425)	—
Purchases of investments and marketable securities	(236,520)	(502,699)
Maturities of investments and marketable securities	194,939	388,362
Sales of investments and marketable securities	49,899	178,104

Net cash provided by (used in) investing activities	(11,606)	30,359

Cash flows from financing activities:
Purchase of treasury stock	(49,609)	(107,504)
Proceeds from exercise of stock options and stock purchase plan purchases	3,250	4,343
Excess tax benefit from share-based compensation	11	187

Net cash used in financing activities	(46,348)	(102,974)

Effect of exchange rate changes on cash	752	775

Net increase in cash and cash equivalents	5,781	8,666
Cash and cash equivalents at beginning of period	33,267	38,211

Cash and cash equivalents at end of period	$39,048	$46,877

Supplemental disclosures of cash flow information:
Income taxes paid	9,764	40,682

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Basis of Presentation

Management prepared these unaudited interim consolidated financial statements for Zebra Technologies Corporation and subsidiaries (“Zebra”) according to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles (“GAAP”) for complete financial statements. Therefore, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in Zebra’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

The consolidated balance sheet as of December 31, 2008 in this Form 10-Q is taken from the audited consolidated balance sheet in our Form 10-K. These interim financial statements include all adjustments (of a normal, recurring nature) necessary to present fairly Zebra’s consolidated financial position as of October 3, 2009, the consolidated results of operations for the three and nine months ended October 3, 2009 and September 27, 2008, and cash flows for the nine months ended October 3, 2009 and September 27, 2008. These results, however, are not necessarily indicative of results for the full year.

Reclassifications. Certain amounts in the prior years’ financial statements have been reclassified to conform to the current year’s presentation. Selling and marketing expenses of $2,168,000 and $6,878,000 for the three and nine month periods ended September 27, 2008, have been reclassified to research and development expenses. Prior period amounts will differ in these categories from amounts previously reported.

Subsequent events. We have evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through November 6, 2009, the day the financial statements were issued.

Note 2 – Fair Value Measurements

Financial assets and liabilities are to be measured using inputs from three levels of the fair value hierarchy. As defined in Accounting Standards Codification (ASC) 820 (formerly Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements) fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, ASC 820 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

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

Included in our investment portfolio are four auction rate security instruments. These instruments are classified as available-for-sale securities and are reflected at fair value. Due to events in credit markets, however, the auction events for the instruments held by Zebra as of October 3, 2009, are failed. Therefore, the fair values of these securities are estimated utilizing broker quotations, discounted cash flow analysis or other types of valuation adjustment methodologies at October 3, 2009. These analyses consider, among other items, the collateral underlying the security instruments, the creditworthiness of the counterparty, the timing of expected future cash flows, estimates of the next time the security is expected to have a successful auction, and Zebra’s intent and ability to hold such securities until credit markets improve. These securities were also compared, when possible, to other securities with similar characteristics.

Of the four auction rate security instruments, Zebra deemed one item to be other than temporarily impaired and recorded the market value decline in the amount of $4,374,000 for that security in the third quarter of 2008. The decline in the market value of the other securities is considered temporary and has been recorded in accumulated other comprehensive income (loss) on Zebra’s balance sheet. Since Zebra has the intent and ability to hold these securities until they are sold at auction, redeemed at carrying value or reach maturity, we have classified them as long-term investments on the balance sheet.

Financial assets and liabilities carried at fair value as of October 3, 2009, are classified below (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
U.S. Government and agency securities	$21,733	$—	$—	$21,733
Obligations of government-sponsored enterprises (1)	12,976	—	—	12,976
State and municipal bonds	123,772	—	4,133	127,905
Corporate securities	12,066	—	2,914	14,980
Certificates of deposit	4,806	—	—	4,806
Other investments	76	—	—	76
Money market investments related to the deferred compensation plan	3,599	—	—	3,599

Total assets at fair value	$179,028	$—	$7,047	$186,075

Liabilities:
Forward contracts (2)	$2,340	$—	$—	$2,340
Liabilities related to the deferred compensation plan	3,429	—	—	3,429

Total liabilities at fair value	$5,769	$—	$—	$5,769

Financial assets and liabilities carried at fair value as of December 31, 2008, are classified below (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
U.S. Government and agency securities	$37,361	$—	$—	$37,361
Obligations of government-sponsored enterprises (1)	4,846	—	—	4,846
State and municipal bonds	140,406	—	4,133	144,539
Corporate securities	—	—	2,914	2,914
Other investments	320	—	—	320
Money market investments related to the deferred compensation plan	3,426	—	—	3,426

Total assets at fair value	$186,359	$—	$7,047	$193,406

Liabilities:
Forward contracts (2)	$2,414	$8,015	$—	$10,429
Liabilities related to the deferred compensation plan	3,323	—	—	3,323

Total liabilities at fair value	$5,737	$8,015	$—	$13,752

(1)	Includes investments in notes issued by the Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association and the Federal Home Loan Bank.
(2)	The fair value of forward contracts are calculated as follows:

a.	Fair value of forward collar contract associated with forecasted sales hedges are calculated using the midpoint of ask and bid rates for similar contracts.

b.	Fair value of regular forward contracts associated with forecasted sales hedges are calculated using the period-end exchange rate adjusted for the discount rate (3 month LIBOR rate).
c.	Fair value of balance sheet hedges are calculated at the period end exchange rate adjusted for current forward points unless the hedge has been traded but not settled at period end. If this is the case, the fair value is calculated at the rate at which the hedge is being settled.

The following table presents Zebra’s activity for assets measured at fair value on a recurring basis using significant unobservable inputs, Level 3 as defined in ASC 820 for the nine month periods (in thousands):

	Nine Months Ended
	October 3, 2009	September 27, 2008
Balance at beginning of the year	$7,047	$—
Transfers to Level 3	—	12,350
Total losses (realized or unrealized):
Included in earnings	—	(4,374)
Included in other comprehensive income (loss)	—	(305)
Purchases and settlements (net)	—	—

Balance at end of period	$7,047	$7,671

Total gains and (losses) for the period included in earnings attributable to the change in unrealized losses relating to assets still held at end of period	$—	$—

As of October 3, 2009 and December 31, 2008, there were no unrealized losses that Zebra believes to be other-than-temporary. No realized gains or losses were recorded for the nine months ended October 3, 2009 and September 27, 2008. The following is a summary of short-term and long-term investments at October 3, 2009 and December 31, 2008 (in thousands):

	As of October 3, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

U.S. Government and agency securities	$21,857	$79	$(203)	$21,733
Obligations of government-sponsored enterprises	12,872	115	(11)	12,976
State and municipal bonds	127,216	1,329	(640)	127,905
Corporate securities	15,072	321	(413)	14,980
Certificates of deposit	4,806	—	—	4,806
Other investments	76	—	—	76

Total investments	$181,899	$1,844	$(1,267)	$182,476

	As of December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

U.S. Government and agency securities	$37,598	$9	$(246)	$37,361
Obligations of government-sponsored enterprises	4,913	21	(88)	4,846
State and municipal bonds	144,528	1,366	(1,355)	144,539
Corporate securities	3,350	—	(436)	2,914
Other investments	320	—	—	320

Total investments	$190,709	$1,396	(2,125)	$189,980

The maturity dates of investments as of October 3, 2009 are as follows (in thousands):

	Amortized Cost	Estimated Fair Value
Less than 1 year	91,203	91,055
1 to 5 years	60,574	61,731
6 to 10 years	14,329	13,873
Thereafter	15,793	15,817

Total	$181,899	$182,476

The carrying value for Zebra’s financial instruments classified as current assets (other than short-term investments) and current liabilities approximate fair value due to short maturities.

Note 3 – Equity-Based Compensation

Zebra has an equity based compensation plan and a stock purchase plan available for future grants. We accounted for these plans in accordance with ASC 505 and ASC 718 (formerly SFAS No. 123(R), Share-Based Payments). Zebra recognizes compensation costs using the straight-line method over the vesting period of 1 month to 5 years.

The compensation expense and the related tax benefit for equity-based payments were included in the Consolidated Statement of Earnings as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
Cost of sales	$321	$311	$907	$896
Selling and marketing	605	731	1,384	2,087
Research and development	494	622	1,317	1,636
General and administrative	1,681	2,182	5,079	5,763
Acquisition integration expenses	—	398	—	398

Total compensation	3,101	4,244	8,687	10,780

Income tax benefit	$992	1,464	$2,780	3,719

ASC 505 and ASC 718 requires the cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized (excess tax benefits) to be classified as financing cash flows in the statement of cash flows. As a result, the tax benefits classified as financing cash flows for the nine months ended October 3, 2009 was $11,000 and for the nine months ended September 27, 2008, was $187,000.

For purposes of calculating the compensation cost consistent with ASC 505 and ASC 718, the fair value is estimated on the date of grant using a binomial model. Volatility is based on an average of the implied volatility in the open market and the annualized volatility of Zebra’s stock prices over our entire stock history. Stock option grants in the table below include both stock options, all of which were non-qualified, and stock appreciation rights (SAR) that will be settled in Zebra stock. The following table shows the weighted-average assumptions used for grants of stock options and SARs as well as the fair value of the grants based on those assumptions:

	Nine Months Ended
	October 3, 2009	September 27, 2008
Expected dividend yield	0%	0%
Forfeiture rate	9.95%	8.99%
Volatility	43.08%	37.79%
Risk free interest rate	2.23%	3.17%
– Range of interest rates	0.15% - 3.29%	0.81% - 3.87%
Expected weighted-average life	5.23 years	5.09 years
Fair value of options and SARs granted	$5,970,000	$7,465,000
Weighted-average grant date fair value of options and SARs granted	$8.04	$13.50

Stock option and SAR activity for the nine month period ended October 3, 2009, was as follows:

	2009
Options and SARs	Shares	Weighted-Average Exercise Price
Outstanding at beginning of year	3,139,174	$35.83
Granted	742,866	19.90
Exercised	(90,701)	15.60
Forfeited	(117,929)	37.04
Expired	(105,816)	39.66

Outstanding at end of period	3,567,594	$32.88
Exercisable at end of period	1,977,169	$35.25
Intrinsic value of exercised options and SARs	$550,304

For the nine months ended October 3, 2009, shares granted above include stock options to purchase 48,784 shares of Zebra Class A Common Stock (Zebra stock) and SARs with respect to 694,082 shares of Zebra stock. The terms of the SARs are established under the 2006 Zebra Technologies Corporation Incentive Compensation Plan (the 2006 Plan) and the applicable SAR agreement. Once vested, a SAR entitles the holder to receive a payment equal to the difference between the per-share base price of the SAR and the fair market value of a share of Zebra stock on the date the SAR is exercised, multiplied by the number of shares covered by the SAR. Exercised SARs will be settled in whole shares of Zebra stock, and any fraction of a share will be settled in cash. The SARs granted during the first nine months of 2009 vest annually in four equal amounts on each of the first four anniversaries of the grant date and expire 10 years after the grant date.

Restricted stock award activity, granted under the 2006 Plan, for the nine-month period ended October 3, 2009, was as follows:

	2009
Restricted Stock Awards	Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of year	283,567	$30.35
Granted	296,715	19.96
Released	(26,119)	32.37
Forfeited	(36,885)	32.18

Outstanding at end of period	517,278	$24.16

The following table summarizes information about stock options and SARs outstanding at October 3, 2009:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
$ 1.29-$19.99	811,643	8.51 years	$18.47	134,820	$13.55
$ 19.99-$28.22	713,336	3.17 years	23.99	624,697	24.17
$ 28.22-$38.26	741,256	7.74 years	36.01	277,710	35.93
$ 38.26-$43.35	629,822	6.98 years	41.99	336,366	41.94
$ 43.35-$53.92	671,537	5.07 years	47.72	603,576	47.51

	3,567,594			1,977,169

	Outstanding	Exercisable
Aggregate intrinsic value	$6,530,000	$2,491,000
Weighted-average remaining contractual term	6.4 years	4.6 years

As of October 3, 2009, there was $21,676,000 of unearned compensation cost related to awards granted under Zebra’s equity-based compensation plans, which is expected to be recognized over a weighted-average period of 2.7 years.

The fair value of the purchase rights of all Zebra employees issued under the stock purchase plan is estimated using the following weighted-average assumptions for purchase rights granted. Expected lives of three months to one year have been used along with these assumptions.

	Nine Months Ended
	October 3, 2009	September 27, 2008
Fair market value	$20.60	$27.85
Option price	$18.62	$23.67
Expected dividend yield	0%	0%
Expected volatility	38%	38%
Risk free interest rate	0.16%	1.87%

Note 4 – Inventories

The components of inventories, net of allowances, are as follows (in thousands):

	As of
	October 3, 2009	December 31, 2008
Raw material	$35,827	$54,839
Work in process	25	1,247
Deferred costs of long-term contracts	1,798	628
Finished goods	52,048	53,149

Total inventories, gross	89,698	109,863
Inventory reserves	(9,891)	(9,664)

Total inventories, net	$79,807	$100,199

Note 5 – Business Combinations

On April 1, 2008, Zebra acquired all of the outstanding stock of Multispectral Solutions Inc. (MSSI) for $18,366,000, which is net of cash acquired and includes transaction costs. Headquartered in Germantown, Maryland, MSSI is a global provider of ultra wideband (UWB) real-time locating systems and other UWB-based wireless technology. Zebra acquired MSSI to further extend our range of solutions to help our customers identify, track and manage a broader range of assets. The Consolidated Statements of Earnings reflect the results of operations of MSSI since the effective date of the purchase. The pro forma impact of this acquisition was not significant. This acquisition is included in the Zebra Enterprise Solutions (ZES) business segment.

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

During the fourth quarter of 2008, we determined that certain impairment indicators existed related to identified intangible assets and conducted an additional impairment test of intangibles. We determined that our goodwill and other intangible assets related to this acquisition were impaired requiring the intangible assets and goodwill to be written off. See Note 10 for additional details.

Note 6 – Investments and Marketable Securities

We classify our investments in marketable debt securities as available-for-sale in accordance with the classifications defined in ASC 320 (formerly SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities). As of October 3, 2009, all of our investments in marketable debt securities with maturities greater than one year are classified as long-term investments on the balance sheet due to our ability and intent to hold them until maturity.

ASC 320 requires that changes in the market value of available-for-sale securities are reflected in the accumulated other comprehensive income caption of stockholders’ equity in the balance sheet, until we dispose of the securities. Once these securities are disposed of, either by sale or maturity, the accumulated changes in market value are transferred to investment income. On the cash flow statements, changes in the balances of available-for-sale securities are shown as purchases, sales and maturities of investments and marketable securities under investing activities.

Changes in market value of trading securities would be recorded in investment income as they occur, and the related cash flow statement would include changes in the balances of trading securities as operating cash flows.

Change in unrealized gains and losses on available-for-sale securities are included in these financial statements as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008

Changes in unrealized gains and losses on available- for-sale securities, net of tax, recorded in accumulated other comprehensive income	$289	$(257)	$814	$(413)

During the third quarter of 2008, Zebra recorded losses on an auction rate security instrument in the amount of $4,374,000 and on a separate long-term equity investment which was included in other assets in the amount of $2,897,000. These losses were included in investment income. See Note 2 for further information regarding the auction rate security valuations.

Note 7 – Stockholders’ Equity

Share count and par value data related to stockholders’ equity are as follows:

	October 3, 2009	December 31, 2008
Preferred Stock
Par value per share	$0.01	$0.01
Shares authorized	10,000,000	10,000,000
Shares outstanding	—	—
Common Stock – Class A
Par value per share	$0.01	$0.01
Shares authorized	150,000,000	150,000,000
Shares issued	72,151,857	72,151,857
Shares outstanding	58,832,620	60,861,592
Treasury stock
Shares held	13,319,237	11,290,265

During the nine month period ended October 3, 2009, Zebra purchased 2,579,630 shares of common stock for $49,609,000 under board authorized share repurchase plans compared to the nine month period ended September 27, 2008, in which Zebra purchased 3,380,700 shares of common stock for $107,504,000.

Zebra issued 202,009 treasury shares of common stock upon exercise of stock options and purchases under the stock purchase plan during the first nine months of 2009. Zebra also issued from treasury shares 406,242 shares of common stock under restricted stock awards during the first nine months of 2009. During the first nine months of 2008, Zebra issued 346,521 treasury shares of common stock upon the exercise of stock options and purchases under the stock purchase plan and issued 125,783 shares of common stock from treasury shares under restricted stock awards.

Note 8 – Other Comprehensive Income (Loss)

Stockholders’ equity includes certain items classified as accumulated other comprehensive income, including:

•

Foreign currency translation adjustment relates to our non-U.S. subsidiary companies that have designated a functional currency other than the U.S. dollar. We are required to translate the subsidiary functional currency financial statements to dollars using a combination of historical, period-end, and average foreign exchange rates. This combination of rates creates the foreign currency translation adjustment component of other comprehensive income.

•

Unrealized gains (losses) on foreign currency hedging activities relate to derivative instruments used to hedge the currency exchange rates for forecasted euro sales. These hedges are designated as cash flow hedges, and we have deferred income statement recognition of gains and losses until the hedged transaction occurs. See Note 11 for more details.

•	Unrealized gains (losses) on investments classified as available-for-sale are deferred from income statement recognition until the gains or losses are realized. See Note 6 above for more details.

The components of other comprehensive income included in the Consolidated Statements of Comprehensive Income are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
Foreign currency translation adjustments	$(660)	$(6,242)	$4,137	$(4,670)

Changes in unrealized gains and losses on foreign currency hedging activities:
Gross	$565	$9,157	$(91)	$8,130
Income tax (benefit)	213	3,447	(34)	3,060

Net	$352	$5,710	$(57)	$5,070

Changes in unrealized gains and losses on investments classified as available-for-sale:
Gross	$463	$(412)	$1,305	$(662)
Income tax (benefit)	174	(155)	491	(249)

Net	$289	$(257)	$814	$(413)

The components of accumulated other comprehensive income (loss) included in the Consolidated Balance Sheets are as follows (in thousands):

	As of
	October 3, 2009	December 31, 2008
Foreign currency translation adjustments	$(8,178)	$(12,314)

Unrealized losses on foreign currency hedging activities:
Gross	$(123)	$(32)
Income tax (benefit)	(46)	(12)

Net	$(77)	$(20)

Unrealized gains and losses on investments classified as available-for-sale:
Gross	$577	$(730)
Income tax (benefit)	218	(275)

Net	$359	$(455)

Note 9 – Earnings Per Share

Earnings per share were computed as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
Basic earnings per share:
Net income	$11,111	$25,770	$29,474	$78,940

Weighted average common shares outstanding	58,954	64,328	59,548	65,190

Per share amount	$0.19	$0.40	$0.49	$1.21

Diluted earnings per share:
Net income	$11,111	$25,770	$29,474	$78,940

Weighted average common shares outstanding	58,954	64,328	59,548	65,190
Add: Effect of dilutive securities – stock options	129	325	95	360

Diluted weighted average and equivalent shares outstanding	59,083	64,653	59,643	65,550

Per share amount	$0.19	$0.40	$0.49	$1.20

Potentially dilutive securities that were excluded from the earnings per share calculation consist of options with an exercise price greater than the average market closing price of the Class A common stock as of October 3, 2009. These options were as follows:

	Three Months Ended		Nine Months Ended
	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
Potentially dilutive shares	2,421,000	2,268,000	2,708,000	2,251,000

Note 10 – Goodwill and Other Intangible Asset Data

Intangible asset data are as follows (in thousands):

	October 3, 2009		December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Current technology	$33,780	$(16,643)	$33,157	$(14,034)
Patent and patent rights	13,663	(6,193)	13,238	(4,448)
Customer relationships	43,285	(9,259)	43,358	(4,912)

Total	$90,728	$(32,095)	$89,753	$(23,394)

Unamortized intangible assets
Goodwill	$153,497		$151,356

Aggregate amortization expense
For the year ended December 31, 2008			$18,575
For the nine months ended October 3, 2009	$7,857

Estimated amortization expense
For the year ended December 31, 2009	$10,422
For the year ended December 31, 2010	9,238
For the year ended December 31, 2011	8,968
For the year ended December 31, 2012	8,264
For the year ended December 31, 2013	6,869
Thereafter	22,729

Total	$66,490

Certain of our intangible assets including goodwill are denominated in foreign currency and, as such, include the effects of foreign currency translation.

In accordance with ASC 350 (formerly SFAS No. 142, Goodwill and Other Intangible Assets) we test goodwill for impairment on an annual basis or more frequently if we believe indicators of impairment exist.

Factors considered that may trigger an impairment review consist of:

•	Significant underperformance relative to historical or projected future operating results,

•	Significant changes in the manner of use of the acquired assets or the strategy for the overall business,

•	Significant negative industry or economic trends,

•	Significant decline in Zebra’s stock price for a sustained period, and

•	Significant decline in market capitalization relative to net book value.

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

During the fourth quarter of 2008, we determined that certain impairment indicators existed related to identified intangible assets and conducted an additional impairment test of intangibles. Due to the deterioration of the economy and a significant reduction in the price of our stock, we determined that our goodwill and other intangible assets were impaired requiring total estimated impairment charges of $157,600,000 at December 31, 2008. Upon completion of a detailed second step impairment analysis we recorded a credit of $1,058,000 in the second quarter of 2009. The adjustment decreased a ZES intangible asset carrying value by $437,000, and reduced a portion of the original goodwill impairment by $1,495,000. Also included in the asset impairment charges line item is $767,000 related to the write-off of an equity investment in an international technology company held by our ZES segment. The net asset impairment charges included in the statement of earnings for the three months ended October 3, 2009 was a charge of $88,000 and reversal of $203,000 for the nine month period ended October 3, 2009.

We performed our annual impairment test in June 2009 and determined that our goodwill was not impaired as of the end of May 2009.

Note 11 – Derivative Instruments

In the normal course of business, portions of our operations are subject to fluctuations in currency values. We manage these risks using derivative financial instruments. We conduct business on a multinational basis in a wide variety of foreign currencies. Our exposure to market risk for changes in foreign currency exchange rates arises from international financing activities between subsidiaries, foreign currency denominated monetary assets and liabilities and transactions arising from international trade. Our objective is to preserve the economic value of non-functional currency denominated cash flows. We attempt to hedge transaction exposures with natural offsets to the fullest extent possible and, once these opportunities have been exhausted, through foreign exchange forward and option contracts with third parties.

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

Hedging of Net Assets

We use forward contracts and options to manage exposure related to our pound and euro denominated net assets. Forward contracts typically mature within three months after execution of the contracts. We record gains and losses on these contracts and options in income each quarter along with the transaction gains and losses related to our net asset positions, which would ordinarily offset each other. Summary financial information related to these activities included in our consolidated statement of earnings as other income (expense) is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
Change in gains (losses) from foreign exchange derivatives	$(2,149)	$114	$(1,348)	$(3,928)
Gain (loss) on net foreign currency assets	2,724	133	508	4,559

Foreign exchange gain (loss)	$575	$247	$(840)	$631

	As of
	October 3, 2009	December 31, 2008
Notional balance of outstanding contracts:
Pound/US dollar	£3,500	£5,000
Euro/US dollar	€17,000	€18,500
Euro/Pound	€19,000	€17,000

Net fair value of outstanding contracts	$27	$(2,414)

Summary financial information related to the cash flow hedges is as follows (in thousands):

	As of
	October 3, 2009	December 31, 2008
Net unrealized losses deferred in other comprehensive income:
Gross	$(123)	$(32)
Income tax benefit	(46)	(12)

Net	$(77)	$(20)

Hedging of Anticipated Sales

We manage the exchange rate risk of anticipated euro-denominated sales using forward contracts and option collars. We designate these contracts as cash flow hedges which mature within twelve months after the execution of the contracts. Gains and losses on these contracts are deferred in other comprehensive income until the contracts are settled and the hedged sales are realized, the deferred gains or losses will then be reported as an increase or decrease to sales. We do not have any outstanding contracts or option collars as of October 3, 2009. Summary financial information related to the cash flow hedges of future revenues follows (in thousands, except percentages):

	As of
	October 3, 2009	December 31, 2008
Notional balance of outstanding contracts versus the dollar	€0	€14,680
Hedge effectiveness	100%	100%

	Three Months Ended		Nine Months Ended
	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
Net gains and (losses) included in revenue	$(629)	$(5,090)	$724	$(12,886)

Forward contracts

We record our forward contracts at fair value on our consolidated balance sheet as either long-term other assets or long-term other liabilities depending upon the fair value calculation as detailed in Note 2 of Zebra’s financial statements. The amounts recorded as of October 3, 2009 on our consolidated balance sheet are as follows (in thousands):

As of October 3, 2009
Assets:
Other assets	$—

Total	$—

Liabilities:
Other long-term liabilities	$2,340

Total	$2,340

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

Zebra records its federal and state deferred tax assets and liabilities in corporate and other as reflected below. Intersegment sales are not significant. Segment information is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
Net sales:
SPG	$180,757	$218,452	$519,434	$671,965
ZES	20,021	25,621	61,629	72,167

Total	$200,778	$244,073	$581,063	$744,132

Operating profit (loss):
SPG	$36,682	$54,494	$100,769	$175,663
ZES	(2,999)	(1,637)	(10,693)	(16,340)
Corporate and other	(18,533)	(12,177)	(48,367)	(42,320)

Total	$15,150	$40,680	$41,709	$117,003

	As of October 3, 2009	As of December 31, 2008
Identifiable assets:
SPG	$332,732	$376,515
ZES	186,920	190,572
Corporate and other	293,777	283,791

Total	$813,429	$850,878

Corporate and other includes corporate administration costs or assets that support both reporting segments.

Note 13 – Costs associated with Exit or Disposal Activities

During 2008, we initiated two different plans to close facilities. These plans are being accounted for under ASC 420 (formerly SFAS No. 146, Accounting for Cost Associated with Exit or Disposal Activities). In 2008, we closed our label manufacturing plant in Warwick, Rhode Island, and transferred its operations to a new facility in Flowery Branch, Georgia, which is now our East Coast supplies manufacturing facility. Also in 2008, we announced plans to establish regional distribution and configuration centers, consolidate our supplier base, and transfer final assembly of thermal printers to Jabil Circuit, Inc., a global third-party electronics manufacturer. These actions are intended to optimize our global printer product supply chain by improving responsiveness to customer needs and increasing Zebra’s flexibility to meet emerging business opportunities. As a result, all printer manufacturing in our Vernon Hills, Illinois, and Camarillo, California, facilities are being transferred to Jabil’s facility in Guangzhou, China. This transition is expected to be completed by the end of 2009.

As of October 3, 2009, we have incurred and expect to incur the following exit costs (in thousands):

Type of Cost	Cost incurred through December 31, 2008	Costs incurred for the nine months ended October 3, 2009	Total costs incurred as of October 3, 2009	Additional costs expected to be incurred	Total costs expected to be incurred
Severance, stay bonuses, and other employee-related expenses	$4,308	$2,499	$6,807	$1,123	$7,930
Professional services	5,425	55	5,480	6	5,486
Relocation and transition costs	3,662	4,526	8,188	2,765	10,953
Other exit costs	—	10	10	850	860

Total	$13,395	$7,090	$20,485	$4,744	$25,229

For the nine month period ended September 27, 2008, we incurred exit, restructuring and integration costs of $3,201,000 for severance (severance, stay bonuses and other employee-related expenses), $4,294,000 for professional services, $2,425,000 for relocation and transition costs, which totaled $9,920,000.

Liabilities and expenses related to exit activities were as follows (in thousands):

	Nine Months Ended
	October 3, 2009	September 27, 2008
Balance at beginning of period	$6,378	$—
Charged to earnings	7,090	10,484
Cash paid	(9,991)	(7,236)

Balance at the end of period	$3,477	$3,248

Liabilities related to exit activities are included in the accrued liabilities line item on the balance sheet. All current exit costs are included in operating expenses for our SPG segment under the line item exit, restructuring and integration costs.

Also included in the line item exit, restructuring and integration costs are expenses related to an integration project to combine our acquisitions of WhereNet Corp., proveo AG, Navis Holdings, LLC, and Multispectral Solutions, Inc., to form our ZES segment. Expenses related to integrating these businesses totaled $710,000 and $2,365,000 for the three and nine month periods ended October 3, 2009, and $1,734,000 and $1,734,000 for the three and nine month periods ended September 27, 2008.

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

Note 15 – Warranty.

In general, Zebra provides warranty coverage of one year on printers against defects in material and workmanship. Printheads are warranted for nine months and batteries are warranted for twelve months. A provision for warranty expense is recorded at the time of shipment and adjusted quarterly based on historical warranty experience. The following is a summary of Zebra’s accrued warranty obligation (in thousands).

	Nine Months Ended
	October 3, 2009	September 27, 2008
Balance at the beginning of the year	$2,814	$3,411
Warranty expense	3,477	3,999
Warranty payments	(3,033)	(3,396)

Balance at the end of the period	$3,258	$4,014

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

	Nine Months Ended
	October 3, 2009	September 27, 2008
Balance at the beginning of the year	$1,207	$3,706
Recycling expense	250	1,347
Reserve adjustment	(640)	(3,757)
Recycling payments	0	(10)
Exchange rate impact	138	(128)

Balance at the end of the period	$955	$1,158

During the second quarter we reviewed the environmental recycling reserves based on our experience of providing for such reserves and decreased our estimates as noted in the above schedule.

Note 16 – Income Taxes

On January 1, 2007, we adopted ASC 740 (formerly FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109). According to ASC 740, we identified, evaluated, and measured the amount of income tax benefits to be recognized for all of our income tax positions. During 2008, we recognized an increase of approximately $4,000,000 in the liability for unrecognized tax benefits related to an acquisition. This benefit remained unchanged as of October 3, 2009.

Included in deferred tax assets are amounts related to federal and state net operating losses that resulted from our acquisition of WhereNet Corp. As of October 3, 2009, we had approximately $42,208,000 of federal net operating loss carryforwards available to offset future taxable income which expire in 2012 through 2022. As of October 3, 2009, we also had approximately $19,283,000 of state net operating loss carryforwards which expire in 2012 through 2022. Zebra’s intention is to utilize these net operating loss carryforwards to offset future income tax expense. Under the United States Tax Reform Act of 1986, the amounts of benefits from net operating loss carryforwards may be impaired or limited in certain circumstances, including significant changes in ownership interests.

Zebra has concluded all U.S. federal income tax audits for years through 2006. The tax years 2005 through 2008 remain open to examination by multiple state taxing jurisdictions. Tax authorities in the United Kingdom have completed income tax audits for tax years through 2006.

Zebra’s continuing practice is to recognize interest and/or penalties related to income tax matters as part of income tax expense. For the three and nine month periods ended October 3, 2009 and September 27, 2008, we did not accrue any interest or penalties into income tax expense.

The effective income tax rate for the third quarter of 2009 was 32.0% compared with an income tax rate of 27.6% for the third quarter of 2008. The effective income tax rate for the nine month period ended October 3, 2009 was 32.0% compared with an income tax rate of 32.4% for the nine month period ended September 27, 2008. The effective tax rate in the third quarter of 2008 was lower due to the receipt of proceeds from a claim settlement.

Note 17 – Sale Leaseback Accounting

During the third quarter of 2008, our manufacturing facility located in Camarillo, California entered into a sale and leaseback transaction in conjunction with our transition of printer manufacturing to a third-party manufacturer. Zebra received net proceeds of $14,796,000 against a net book value of $10,669,000. Of the $4,127,000 gain, $3,006,000 was deferred and will be applied against future rental payments, and $1,121,000 was a reduction to general and administrative expenses.

Note 18 – New Accounting Pronouncements

In June 2009, the FASB issued ASC 105 (formerly SFAS 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB SFAS No. 162) which would make the FASB Accounting Standards Codification (“Codification”) the single source of authoritative accounting and reporting standards applicable for all nongovernmental entities, with the exception of guidance issued by the SEC and its staff. The Codification does not change GAAP; instead, it introduces a new structure that is organized into user-friendly research system. The Codification reorganizes thousands of GAAP pronouncements into approximately 90 accounting topics using a consistent structure. The statement is effective for interim and annual reporting periods ending after September 15, 2009. This standard did not have a significant effect upon our consolidated financial statements.

In August 2009, the FASB issued update 2009-05, ASC 820, Fair Value Measurements and Disclosures – Measuring Liabilities at Fair Value which provides additional guidance clarifying the measurement of financial liabilities at fair value. This standard is effective after issuance and did not have a significant effect upon our consolidated financial statements.

In October 2009, the FASB issued update 2009-13, ASC 605, Revenue Recognition: Multiple –Deliverable Revenue Arrangements-a consensus of the FASB Emerging Issues Task Force. The revised guidance provides for two significant changes to existing multiple element arrangement guidance. The first relates to the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. This change is significant as it will likely result in the requirement to separate more deliverables within an arrangement, ultimately leading to less revenue deferral. The second change modifies the manner in which the transaction consideration is allocated across the separately identifiable deliverables. These changes are likely to result in earlier recognition of revenue for multiple-element arrangements than under previous guidance. This standard is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We have not yet determined the effect of this standard upon our consolidated financial statements.

In October 2009, the FASB issued update 2009-14, ASC 985, Software: Certain Revenue Arrangements That Include Software Elements – a consensus of the FASB Emerging Issues Task Force. This updated guidance is expected to significantly affect how entities account for revenue arrangements that contain both hardware and software elements. This standard is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We have not yet determined the effect of this standard upon our consolidated financial statements.

Note 19 – Changes to Benefit Programs

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

Under the 2001 Stock Purchase Plan, employees who work a minimum of 20 hours per week may elect to withhold up to 10% of their cash compensation through regular payroll deductions to purchase shares of Class A Common Stock from Zebra over a period not to exceed 12 months at a purchase price per share which prior to April 1, 2009 was equal to the lesser of: (1) 85% of the fair market value of the shares as of the date of the grant, or (2) 85% of the fair market value of the shares as of the date of purchase. Effective April 1, 2009, the purchase price per share is now equal to the lesser of: (1) 95% of the fair market value of the shares as of the date of the grant, or (2) 95% of the fair market value of the shares as of the date of purchase. The effect of this change to Zebra will be to reduce the general and administrative expense related to this portion of Zebra’s stock purchase plan. Stock purchase plan expense for the three and nine months ended October 3, 2009, was $58,000 and $392,000 compared to $317,000 and $772,000 for the three and nine months ended September 27, 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Results of Operations

(Amounts in thousands, except percentages):

	Three Months Ended
	October 3, 2009	September 27, 2008	Percent Change	Percent of Net Sales - 2009	Percent of Net Sales - 2008
Net sales	$200,778	$244,073	(17.7)	100.0	100.0
Cost of sales	109,080	126,287	(13.6)	54.4	51.7

Gross profit	91,968	117,786	(21.9)	45.6	48.3
Operating expenses	76,548	77,106	(0.7)	38.1	31.6

Operating income	15,150	40,680	(62.8)	7.5	16.7
Other income	1,190	(5,078)	NM	0.6	(2.8)

Income before income taxes	16,340	35,602	(54.1)	8.1	13.9
Income taxes	5,229	9,832	(46.8)	2.6	3.8

Net income	$11,111	$25,770	(56.9)	5.5	10.1

Diluted earnings per share	$0.19	$0.40

	Nine Months Ended
	October 3, 2009	September 27, 2008	Percent Change	Percent of Net Sales - 2009	Percent of Net Sales - 2008
Net sales	$581,063	$744,132	(21.9)	100.0	100.0
Cost of sales	321,820	375,716	(14.3)	55.4	50.5

Gross profit	259,243	368,416	(29.6)	44.6	49.5
Operating expenses	217,534	251,413	(13.5)	37.4	33.8

Operating income	41,709	117,003	(64.4)	7.2	15.7
Other income	1,631	(225)	NM	0.3	(0.3)

Income before income taxes	43,340	116,778	(62.9)	7.5	15.4
Income taxes	13,866	37,838	(63.4)	2.4	5.0

Net income	$29,474	$78,940	(62.7)	5.1	10.4

Diluted earnings per share	$0.49	$1.20

Consolidated Results of Operations – Third quarter

Net sales for the three months ended October 3, 2009, compared with the three months ended September 27, 2008, decreased 17.7%, due primarily to global economic conditions. Sales in each geographic region also were down by similar percentages. The decreases in sales were largely attributable to a decline in hardware sales volume. Hardware sales declined proportionally more for our high-performance and mid-range table top printers, which carry a higher sales price and are more profitable.

Gross profit decreased due to lower overhead absorption resulting from reduced volumes and unfavorable product mix. These factors were partially offset by the benefit of outsourcing and improved profit margins in our Zebra Enterprise Solutions (ZES) segment.

Lower overall operating expenses for the three month period resulted from decreases in several categories including payroll costs primarily from lower staffing levels, outside commissions, project costs, and travel and entertainment expenses. Amortization of intangibles decreased $2,062,000 and exit, restructuring and integration costs decreased $789,000 in the third quarter of 2009 as compared to the third quarter of 2008. Amortization decreases are due to intangible asset impairments recorded in the fourth quarter of 2008. The above reductions were offset by increases in general and administrative expenses for consulting and benefit costs in 2009. In addition, operating expenses for the third quarter of 2008 were reduced by $5,302,000 related to the receipt of an escrow claim settlement and by $1,121,000 related to a gain from a sale-leaseback transaction, recognized as a reduction in general and administrative expense.

Other income for 2009 increased mainly from the losses recorded in the third quarter of 2008 related to the writedown of an auction rate security of $4,374,000 and a long term equity investment in the amount of $2,897,000. Excluding these writedowns, investment income for 2009 would have been lower primarily due to lower investment balances and interest rates in 2009 compared with 2008.

Consolidated Results of Operations – Year to date

Net sales for the nine months ended October 3, 2009, compared with the nine months ended September 27, 2008, decreased 21.9%, due primarily to global economic conditions. Sales in each geographic region also were down by similar percentages. The decreases in sales were largely attributable to a decline in hardware sales volume. Hardware sales declined proportionally more for our high-performance and mid-range table top printers, which carry a higher sales price and are more profitable.

Gross profit decreased due to lower overhead absorption resulting from reduced volumes and unfavorable product mix. These factors were partially offset by the benefit of outsourcing and improved profit margins in our ZES segment.

Lower overall operating expenses for 2009 compared to 2008 resulted from decreases in several categories including payroll costs primarily from lower staffing levels, outside commissions, project costs, and travel and entertainment expenses. Amortization of intangibles decreased $6,047,000 and exit, restructuring and integration costs decreased $2,763,000 in the first nine months of 2009 as compared to the same period of 2008. Amortization decreases are due to intangible asset impairments recorded in the fourth quarter of 2008. In addition, operating expenses in the third quarter of 2008 were reduced by $5,302,000 related to the receipt of an escrow claim settlement and by $1,121,000 related to a gain from a sale-leaseback transaction.

Zebra’s non-operating income and expense items are summarized in the following table (in thousands):

	Three Months Ended		Nine Months Ended
	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
Investment income (loss)	$901	$(5,140)	$3,093	$(14)
Foreign exchange gain (loss)	575	247	(840)	878
Other, net	(286)	(185)	(622)	(1,089)

Total other income (loss)	$1,190	$(5,078)	$1,631	$(225)

Other income for 2009 increased mainly from losses recorded in the third quarter of 2008 related to the writedown of an auction rate security of $4,374,000 and a long term equity investment in the amount of $2,897,000. Excluding these writedowns, investment income for 2009 would have been lower primarily due to lower investment balances and interest rates in 2009 compared with 2008.

Sales by product category, percent change, and percent of net sales for the three and nine months ended October 3, 2009, and September 27, 2008, were (amounts in thousands, except percentages):

	Three Months Ended
Product Category	October 3, 2009	September 27, 2008	Percent Change	Percent of Net Sales -2009	Percent of Net Sales -2008
Hardware	$131,484	$175,663	(25.1)	65.5	72.0
Supplies	43,229	45,530	(5.1)	21.5	18.7
Service and software	25,443	26,260	(3.1)	12.7	10.8
Shipping and handling	1,250	1,710	(26.9)	0.6	0.6
Cash flow hedging activities	(629)	(5,090)	NM	(0.3)	(2.1)

Total sales	$200,778	$244,073	(17.7)	100.0	100.0

	Nine Months Ended
Product Category	October 3, 2009	September 27, 2008	Percent Change	Percent of Net Sales - 2009	Percent of Net Sales - 2008
Hardware	$382,504	$541,483	(29.4)	65.8	72.8
Supplies	116,836	131,236	(11.0)	20.1	17.6
Service and software	77,116	78,955	(2.3)	13.3	10.6
Shipping and handling	3,883	5,344	(27.3)	0.7	0.7
Cash flow hedging activities	724	(12,886)	NM	0.1	(1.7)

Total sales	$581,063	$744,132	(21.9)	100.0	100.0

Sales to customers by geographic region, percent changes and percent of net sales for the three and nine months ended October 3, 2009, and September 27, 2008, were (in thousands, except percentages):

	Three Months Ended
Geographic Region	October 3, 2009	September 27, 2008	Percent Change	Percent of Net Sales - 2009	Percent of Net Sales - 2008
Europe, Middle East and Africa	$67,591	$85,381	(19.9)	33.7	35.0
Latin America	17,452	21,268	(17.9)	8.7	8.7
Asia-Pacific	20,889	26,560	(24.3)	10.4	10.9

Total International	105,932	133,209	(20.5)	52.8	54.6
North America	94,846	110,864	(14.4)	47.2	45.4

Total sales	$200,778	$244,073	(17.7)	100.0	100.0

	Nine Months Ended
Geographic Region	October 3, 2009	September 27, 2008	Percent Change	Percent of Net Sales - 2009	Percent of Net Sales - 2008
Europe, Middle East and Africa	$211,255	$276,538	(22.3)	36.4	37.2
Latin America	45,528	58,618	(22.3)	7.8	7.9
Asia-Pacific	60,136	76,694	(26.0)	10.3	10.3

Total International	316,919	411,850	(23.0)	54.5	55.4
North America	264,144	332,282	(20.5)	45.5	44.6

Total sales	$581,063	$744,132	(21.9)	100.0	100.0

Specialty Printing Group

(Amounts in thousands, except percentages):

	Three Months Ended
	October 3, 2009	September 27, 2008	Percent Change	Percent of Net Sales - 2009	Percent of Net Sales -2008
Net sales	$180,757	$218,452	(17.3)	100.0	100.0
Cost of sales	101,926	114,999	(11.4)	56.4	52.6

Gross profit	78,831	103,453	(23.8)	43.6	47.4
Operating expenses	42,149	48,959	(13.9)	23.3	22.4

Operating income	36,682	54,494	(32.7)	20.3	25.0

	Nine Months Ended
	October 3, 2009	September 27, 2008	Percent Change	Percent of Net Sales - 2009	Percent of Net Sales - 2008
Net sales	$519,434	$671,965	(22.7)	100.0	100.0
Cost of sales	297,058	341,149	(12.9)	57.6	50.8

Gross profit	222,376	330,816	(32.8)	42.4	49.2
Operating expenses	121,607	155,153	(21.6)	23.5	23.1

Operating income	100,769	175,663	(42.6)	18.9	26.1

Specialty Printing Group – Third quarter

Net sales in our Specialty Printing Group (SPG) decreased 17.3% with comparable percentage declines in all regions. New printer products (defined as printers released within 18 months prior to the end of the applicable fiscal period) accounted for 7.3% of printer sales in the third quarter of 2009, compared with 20.1% of printer sales in 2008.

Our international SPG sales are denominated in multiple currencies, primarily the U.S. dollar, British pound and euro. This diversity causes our reported sales to be subject to fluctuations based on changes in currency rates. The weaker U.S. dollar to the euro and the pound had a negative impact of approximately $4,830,000, net of hedges, on sales during the third quarter of 2009 compared with 2008.

We typically hedge a portion of anticipated euro-denominated sales to partially protect Zebra against exchange rate movements. For the third quarter, this program resulted in a loss on hedges of $629,000.

Gross profit margin for SPG was affected by lower overhead absorption due to lower volume and a less favorable product mix which also reduced gross margins. Outsourcing of our manufacturing operations resulted in favorable improvement to gross margin in 2009. The affect of favorable foreign currency rate movements also increased third quarter gross profit by $3,630,000, net of hedges.

Lower overall operating expenses resulted from decreases in payroll costs, business development costs, recruiting and relocation costs, outside commissions, project costs, travel and entertainment expenses, and offsite meetings. Much of the decreased payroll and benefit costs were a result of lower staffing levels and cost reduction initiatives. Amortization of intangibles was reduced in the third quarter by $772,000 compared to 2008, due to intangible asset write downs in the fourth quarter of 2008.

Specialty Printing Group – Year to date

Net sales for SPG decreased 22.7% for the year to date period of 2009 as compared to 2008, with comparable percentage declines in all regions. New printer products (defined as printers released within 18 months prior to the end of the applicable fiscal period) accounted for 7.3% of printer sales during the first nine months of 2009, compared with 19.3% of printer sales for the comparable nine months of 2008.

Our international SPG sales are denominated in multiple currencies, primarily the U.S. dollar, British pound and euro. This diversity causes our reported sales to be subject to fluctuations based on changes in currency rates. The weaker U.S. dollar to the euro and the pound had a negative impact of approximately $28,890,000, net of hedges, on sales during the first nine months of 2009 compared with the same period in 2008.

We typically hedge a portion of anticipated euro-denominated sales to partially protect Zebra against exchange rate movements. For the year to date period, this program resulted in a gain on hedges of $724,000.

Gross profit margin for SPG was affected by unfavorable foreign currency rate movements, which decreased year to date gross profit by $23,038,000, net of hedges. Lower overhead absorption due to lower volume and a less favorable product mix reduced gross margins. Outsourcing of our manufacturing operations resulted in favorable improvement to gross margin in 2009.

Lower overall operating expenses resulted from decreases in payroll costs, business development costs, recruiting and relocation costs, outside commissions, project costs, travel and entertainment expenses, and offsite meetings. Much of the decreased payroll and benefit costs were a result of lower staffing levels and cost reduction initiatives. Amortization of intangibles was reduced by $2,306,000 for the year to date period of 2009 as compared to the same period in 2008.

Printer unit volumes and average selling price information is summarized below:

	Three Months Ended			Nine Months Ended
	October 3, 2009	September 27, 2008	Percent Change	October 3, 2009	September 27, 2008	Percent Change
Total printers shipped	201,713	241,717	(16.6)	606,130	722,576	(16.1)
Average selling price of printers shipped	$551	$596	(7.6)	$577	$613	(5.9)

For the three and nine month periods ended October 3, 2009, unit volumes decreased in nearly all printer product lines compared to the same periods of 2008, with notable volume decreases in high-performance tabletop and mid-range printers.

Zebra Enterprise Solutions

(Amounts in thousands, except percentages):

	Three Months Ended
	October 3, 2009	September 27, 2008	Percent Change	Percent of Net Sales -2009	Percent of Net Sales - 2008
Net sales	$20,021	$25,621	(21.9)	100.0	100.0
Cost of sales	7,154	11,288	(36.6)	35.7	44.1

Gross profit	12,867	14,333	(10.2)	64.3	55.9
Operating expenses	15,866	15,970	(0.7)	79.2	62.3

Operating loss	(2,999)	(1,637)	(83.2)	(14.9)	(6.4)

	Nine Months Ended
	October 3, 2009	September 27, 2008	Percent Change	Percent of Net Sales - 2009	Percent of Net Sales – 2008
Net sales	$61,629	$72,167	(14.6)	100.0	100.0
Cost of sales	24,762	34,567	(28.4)	40.2	47.9

Gross profit	36,867	37,600	(1.9)	59.8	52.1
Operating expenses	47,560	53,940	(11.8)	77.2	74.7

Operating loss	(10,693)	(16,340)	34.6	(17.4)	(22.6)

Zebra Enterprise Solutions – Third quarter

ZES sales decreased 21.9% for the third quarter of 2009 compared to the third quarter of 2008 primarily due to the challenging economy. Sales remained steady in hardware and maintenance support but were affected by decreases in license fees due to a reduction in customer implementations. Margins improved in services provided to customers due to reduced service costs.

ZES operating expenses for the third quarter of 2009 are lower than 2008 due to lower staffing levels, cost containment efforts, collection of previously reserved accounts, reduced outside service costs, and lower amortization of intangibles due to asset writedowns in the fourth quarter of 2008. Amortization of intangibles was reduced in the third quarter of 2009 by $1,290,000 compared to the third quarter of 2008. Included in operating expenses for the third quarter of 2008 is a $5,302,000 reduction of expenses related to a payment received from an escrow claim settlement.

Zebra Enterprise Solutions – Year to date

ZES sales decreased 14.6% for the year to date period of 2009 as compared to 2008 primarily due to the challenging economy. Sales remained steady in hardware and maintenance support but were affected by decreases in license fees due to a reduction in customer implementations. Margins improved in services provided to customers due to reduced service costs.

ZES operating expenses for the first nine months of 2009 are lower than the comparable periods of 2008 due to lower staffing levels, cost containment efforts, collection of previously reserved accounts, reduced outside service costs, and lower amortization of intangibles due to asset writedowns in the fourth quarter of 2008. Amortization of intangibles was reduced by $3,741,000 for the year to date period of 2009 as compared to the same period in 2008. Included in operating expenses for 2008 is a $5,302,000 reduction of expenses related to a payment received from an escrow claim settlement.

Liquidity and Capital Resources

(Amounts in thousands, except percentages):

	Three Months Ended		Nine Months Ended
Rate of Return Analysis:	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
Average cash and marketable securities balances	$215,130	$258,503	$224,079	$264,018
Annualized rate of return	1.7%	(8.0)%	1.8%	0.0%

Average cash and marketable securities balances for the quarter and year to date periods of 2009 decreased compared to 2008 as a result of continuing stock repurchases since the second quarter of 2008 and decreased cash provided by operations in 2009 versus 2008.

As of October 3, 2009, Zebra had $223,272,000 in cash, restricted cash, investments and marketable securities, compared with $224,886,000 at December 31, 2008. Factors affecting cash and investment balances during the first nine months of 2009 include the following (changes below include the impact of foreign currency):

•

Operations provided cash in the amount of $62,983,000, primarily from net income, collection of receivables and reduced inventory levels as a result of reduced demand and printer manufacturing outsourcing.

•	Accounts receivable decreased $13,797,000 because of lower sales and successful collection efforts.

•	Accounts payable decreased $21,216,000, due to the timing of vendor payments and decreased purchasing as a result of reduced demand.

•	Accrued liabilities decreased $19,389,000, due to the payment of payroll-related expenses and reduced foreign exchange forward contract liabilities associated with hedges.

•	Purchases of property and equipment totaled $19,499,000.

•	Net sales of investments totaled $49,899,000.

•	Purchases of treasury shares totaled $49,609,000.

•	Stock option exercises and purchases under the stock purchase plan contributed $3,250,000.

Management believes that existing capital resources and funds generated from operations are sufficient to finance anticipated capital requirements.

Critical Accounting Policies and Estimates

Management prepared the consolidated financial statements of Zebra under accounting principles generally accepted in the United States of America. These principles require the use of estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions we used are reasonable, based upon the information available.

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

Investments and Marketable Securities

Investments and marketable securities at October 3, 2009, consisted of the following:

U.S. Government and agency securities	11.9%
Obligations of government sponsored enterprises (1)	7.1%
State and municipal bonds	70.1%
Corporate securities	8.2%
Certificates of deposit	2.6%
Other investments	0.1%

(1)	Includes investments in notes issued by the Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association and the Federal Home Loan Bank.

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

Trading and available-for-sale securities are recorded at fair value. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of discounts or premiums. Unrealized holding gains and losses on trading securities are included in earnings. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders’ equity until realized. As of October 3, 2009, Zebra’s investments in marketable debt securities are classified as available-for-sale. In addition, as of October 3, 2009, all of our investments in marketable debt securities with maturities greater than one year are classified as long-term in the consolidated balance sheet due to our ability and intent to hold them until maturity.

Accounts Receivable

We have standardized credit granting and review policies and procedures for all customer accounts, including:

•	Credit reviews of all new customer accounts,

•	Ongoing credit evaluations of current customers,

•	Credit limits and payment terms based on available credit information,

•	Adjustments to credit limits based upon payment history and the customer’s current creditworthiness,

•	An active collection effort by regional credit functions, reporting directly to the corporate financial officers, and

•	Limited credit insurance on the majority of our international receivables.

We reserve for estimated credit losses based upon historical experience and specific customer collection issues. Over the last three years, accounts receivable reserves varied from 1.5% to 3.8% of total accounts receivable. Accounts receivable reserves as of October 3, 2009, were $2,166,000, or 1.5% of the balance due. Accounts receivable reserves as of December 31, 2008, were $2,734,000, or 1.8% of the balance due. Decrease is driven primarily by the collection of previously reserved accounts. We believe our reserve level is appropriate considering the quality of the portfolio as of October 3, 2009. While credit losses have historically been within expectations and the provisions established, we cannot guarantee that our credit loss experience will continue to be consistent with historical experience.

Inventories

We value our inventories at the lower of the actual cost to purchase or manufacture using the first-in, first-out (FIFO) method, or the current estimated market value. We review inventory quantities on hand and record a provision for excess and obsolete inventory based on forecasts of product demand and production requirements for the subsequent twelve months.

Over the last three years, our reserves for excess and obsolete inventories have ranged from 6.8% to 12.4% of gross inventory. As of October 3, 2009, inventory reserves were $9,891,000, or 11.0% of gross inventory compared to inventory reserves of $9,664,000, or 8.8% of gross inventory as of December 31, 2008. We believe our reserve level is appropriate considering the quantities and quality of the inventories as of October 3, 2009.

Valuation of Long-Lived and Intangible Assets and Goodwill

We test the impairment of goodwill each year or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We completed our annual assessment during June 2009 and determined that our goodwill was not impaired as of the end of May 2009.

Goodwill of a reporting unit is tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Examples of such events or circumstances include:

•	Significant adverse change in legal factors or in the business climate,

•	Adverse action or assessment by a regulator,

•	Unanticipated competition,

•	Loss of key personnel,

•	More-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed of,

•	Testing for recoverability under ASC 360 (formerly SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets) of a significant asset group within a reporting unit,

•	Recognition of a goodwill impairment loss in the financial statement of a subsidiary that is a component of a reporting unit, or

•	Allocation of a portion of goodwill to a business to be disposed of.

We evaluate the impairment of identifiable intangibles and other long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered that may trigger an impairment review consist of:

•	Significant underperformance relative to historical or projected future operating results,

•	Significant changes in the manner of use of the acquired assets or the strategy for the overall business,

•	Significant negative industry or economic trends,

•	Significant decline in Zebra’s stock price for a sustained period, and

•	Significant decline in market capitalization relative to net book value.

If we believe that one or more of the above indicators of impairment have occurred, we perform an impairment review in accordance with ASC 350.

During the fourth quarter of 2008, we determined that certain impairment indicators existed related to identified intangible assets and conducted a special impairment test of intangibles. Due to the deterioration of the economy and a significant reduction in the price of our stock, we determined that our goodwill and other intangible assets were impaired requiring total estimated impairment charges of $157,600,000 at December 31, 2008. Upon completion of a detailed second step impairment analysis, we recorded a credit of $1,058,000 in the second quarter of 2009. The adjustment decreased a ZES intangible asset carrying value by $437,000, and reduced a portion of the original goodwill impairment by $1,495,000. Also included in the asset impairment charges line item is $767,000 related to the write-off of an equity investment in an international technology company held by our ZES segment. The net asset impairment charges included in the statement of earnings for the three months ended October 3, 2009 was a charge of $88,000 and a reversal of $203,000 for the nine month period ended October 3, 2009.

Income Taxes

On January 1, 2007, we adopted ASC 740 (formerly FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109). According to ASC 740, we identified, evaluated, and measured the amount of income tax benefits to be recognized for all of our income tax positions. During 2008, we recognized an increase of approximately $4,000,000 in the liability for unrecognized tax benefits related to an acquisition. This benefit remained unchanged as of October 3, 2009.

Zebra’s continuing practice is to recognize interest and/or penalties related to income tax matters as part of income tax expense. For the three and nine month periods ended October 3, 2009 and September 27, 2008, we did not accrue any interest or penalties into income tax expense.

Zebra has concluded all U.S. federal income tax audits for years through 2006. The tax years 2005 through 2008 remain open to examination by multiple state taxing jurisdictions. Tax authorities in the United Kingdom have completed income tax audits for tax years through 2006.

Included in deferred tax assets are amounts related to federal and state net operating losses that resulted from our acquisition of WhereNet Corp. As of October 3, 2009, we had approximately $42,208,000 of federal net operating loss carryforwards available to offset future taxable income which expire in 2012 through 2022. As of October 3, 2009, we also had approximately $19,283,000 of state net operating loss carryforwards which expire in 2012 through 2022. Zebra’s intention is to utilize these net operating loss carryforwards to offset future income tax expense. Under the United States Tax Reform Act of 1986, the amounts of benefits from net operating loss carryforwards may be impaired or limited in certain circumstances, including significant changes in ownership interests.

The effective income tax rate for the three and nine month periods ended October 3, 2009 was 32.0% and 32.0% compared with income tax rates of 27.6% and 32.4% for the three and nine month periods ended September 27, 2008. The effective tax rate in the third quarter of 2008 was lower due to the receipt of proceeds from a claim settlement.

Contingencies

We record estimated liabilities related to contingencies based on our estimates of the probable outcomes. Quarterly, we assess the potential liability related to pending litigation, tax audits and other contingencies and confirm or revise estimates and reserves as appropriate.

Equity-based Compensation

As of October 3, 2009, Zebra had an active equity-based compensation plan and a stock purchase plan available for future grants. We accounted for these plans in accordance with ASC 505 and ASC 718 (formerly SFAS No. 123(R), Share-Based Payments). Zebra recognizes compensation costs using the straight-line method over the vesting period of 1 month to 5 years.

Significant Customer

ScanSource, Inc. is our most significant customer. Our net sales to ScanSource, Inc., an international distributor of Zebra products, as a percentage of total net sales, were as follows:

	Three Months Ended		Nine Months Ended
	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
Net Sales to ScanSource, Inc.	16.8%	15.2%	14.9%	15.1%

No other customer accounted for 10% or more of total net sales during these periods.

Safe Harbor

Forward-looking statements contained in this filing are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995 and are highly dependent upon a variety of important factors which could cause actual results to differ materially from those reflected or implied in such forward looking statements. These factors include:

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

When used in this document and documents referenced, the words “anticipate,” “believe,” “estimate,” “will” and “expect” and similar expressions as they relate to Zebra or its management are intended to identify such forward-looking statements. We encourage readers of this report to review Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, for a further discussion of issues that could affect Zebra’s future results. Zebra undertakes no obligation, other than as may be required by law, to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this report.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There were no material changes in Zebra’s market risk during the quarter ended October 3, 2009. For additional information on market risk, refer to the “Quantitative and Qualitative Disclosures About Market Risk” section of our Form 10-K for the year ended December 31, 2008. See Note 6 to the Consolidated Financial Statements included in this report for further discussion of investments and marketable securities.

In the normal course of business, portions of Zebra’s operations are subject to fluctuations in currency values. We manage these risks using derivative financial instruments. See Note 11 to the Consolidated Financial Statements included in this report for further discussion of derivative instruments.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this Form 10-Q. The evaluation was conducted under the supervision of our Disclosure Committee, and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in this report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by us in our reports that we file or furnish under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

In January 2008, Zebra began a program to update substantially all of its key financial systems over a three year period. As pieces of these systems are completed, they will be subject to the requirements related to internal control over financial reporting. The requirements for internal control over financial reporting will be a fundamental element of the design and implementation of these systems. During the first nine months of 2009, we implemented the following financial systems modules in our U.S. facilities: human resources, procurement and payables, payroll, and portions of our general ledger. In 2009, we made additional changes to our controls and procedures as part of our ongoing monitoring of our controls. However, none of these changes has materially affected, or is reasonably likely to materially affect, and there were no other changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on the Effectiveness of Controls

Our management, including our Chief Executive Office and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Zebra have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 14 to the Consolidated Financial Statements included in this report.

Item 1A.	Risk Factors

In addition to the other information included in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, and the factors identified under “Safe Harbor” at the end of Item 2 of Part I of this Quarterly Report on Form 10-Q, which could materially affect our business, financial condition, cash flows or results of operations. The risks described in our Annual Report on Form 10-K are not the only risks facing Zebra. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, cash flows and/or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Treasury Shares

During the third quarter of 2009, Zebra purchased 326,850 shares of Zebra’s Class A Common Stock as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum number of shares that may yet be purchased under the program
July 2009 (July 5 – August 1)	0	$0.00	0	3,119,688
August 2009 (August 2 – August 29)	289,925	$24.44	289,925	2,829,763
September 2009 (August 30 – October 3)	36,925	$24.99	36,925	2,792,838

(1)	On October 27, 2008, Zebra announced that the Board authorized the purchase of up to 5,000,000 shares of Zebra common stock at prices to be determined at management’s discretion. On February 17, 2009, Zebra announced that the Board authorized the purchase of an additional 3,000,000 shares under the same terms. 119,688 of the shares purchased during August of 2009 were authorized under the Board’s October 2008 authorization. Neither the October 2008 authorization nor the February 2009 authorization has an expiration date.

(2)	During the third quarter, Zebra acquired 2,233 shares of Zebra Class A common stock through the withholding of shares necessary to satisfy tax withholding obligations upon the vesting of restricted stock awards. These shares were acquired at an average price of $25.30 per share.

Item 5.	Other Information

On November 3, 2009, the Board of Directors of Zebra approved an amendment to Section 6.1 of the Amended and Restated By-laws of Zebra (the “By-laws”), effective immediately, to eliminate the ability of a stockholder whose shares are uncertificated to request that such shares be represented by a physical stock certificate. In lieu of a filing under Item 5.03 of Form 8-K, Zebra is making this filing under Item 5 of Form 10-Q.

The above description of the amendment to the By-laws is qualified in its entirety by reference to the complete text of the By-laws, as amended, a copy of which is attached hereto as Exhibit 3(ii) to this Current Report on Form 10-Q and is incorporated herein by reference.

Item 6.	Exhibits

3(ii)	Amended and Restated By-laws of Zebra Technologies Corporation effective November 3, 2009

10.1	2009 Zebra Incentive Plan, as amended and restated August 12, 2009 (1)

10.2	Amendment No. 1 and Waiver to Credit Agreement dated August 25, 2009 between Zebra Technologies Corporation, JP Morgan Chase Bank, N.A., The Northern Trust Company, Bank of America, N.A., Wells Fargo Bank, N.A., and RBS Citizens, N.A.

10.3	Employment Agreement between the Company and William Walsh dated January 5, 2009

10.4	Employment Agreement between the Company and Jim L. Kaput dated August 31, 2009

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Current Report on Form 8-K filed on August 17, 2009, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZEBRA TECHNOLOGIES CORPORATION

Date: November 6, 2009	By:	/s/ Anders Gustafsson
Anders Gustafsson
Chief Executive Officer

Date: November 6, 2009	By:	/s/ Michael C. Smiley
Michael C. Smiley
Chief Financial Officer