Form 10-K
period 2009-12-31
ZEBRA TECHNOLOGIES CORP
filed 2010-02-23
CIK 877212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act. Yes          No X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes          No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Securities Act) (Check one):

Large accelerated filer X	Accelerated filer

Non-accelerated filer (Do not check if a smaller reporting company)	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Act). Yes          No X

As of July 3, 2009, the aggregate market value of each of the registrant’s Class A Common held by non-affiliates was approximately $1,398,619,000. The closing price of the Class A Common Stock on July 3, 2009, as reported on the Nasdaq Stock Market, was $23.67 per share.

As of February 12, 2010, 57,878,289 shares of Class A Common Stock, par value $.01 per share, were outstanding.

Documents Incorporated by Reference

Certain sections of the registrant’s Notice of Annual Meeting of Stockholders and Proxy Statement for its Annual Meeting of Stockholders to be held on May 20, 2010, are incorporated by reference into Part III of this report.

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

Zebra Technologies Corporation is a Delaware corporation. Our principal offices are located at 475 Half Day Road, Suite 500, Lincolnshire, Illinois 60069. Our main telephone number is (847) 634-6700 and our primary Internet Web site address is www.zebra.com. You can find all of Zebra’s filings with the SEC free of charge through the investor page on this Web site, immediately upon filing.

The Company

Zebra delivers products and solutions that improve our customers’ ability to put their critical assets to work smarter by identifying, tracking and managing assets, transactions and people.

Through the Specialty Printing Group (SPG), we design, manufacture and sell specialty printing devices that print variable information on demand at the point of issuance. These devices are used worldwide by manufacturers, service and retail organizations and governments for automatic identification, data collection and personal identification in applications that improve productivity, deliver better customer service and provide more effective security. Our product range consists of direct thermal and thermal transfer label and receipt printers, passive radio frequency identification (RFID) printer/encoders and dye sublimation card printers. We also sell a comprehensive range of specialty supplies consisting of self-adhesive labels, thermal transfer ribbons, thermal printheads, batteries and other accessories, including software for label design and printer network management.

In 2007 and 2008, we acquired WhereNet Corp., proveo AG, Navis Holdings, LLC and Multispectral Solutions, Inc. These companies comprise the Zebra Enterprise Solutions Group (ZES). The acquisitions of these companies has expanded the range of identification and tracking solutions we deliver to our customers. In addition, they provided us with new technologies to offer our customers including active RFID, global positioning systems (GPS), telematics and ultra wideband (UWB) technologies. ZES products consist of battery-powered wireless tags, fixed-position antennae, transponder modules and application software. ZES also provides consulting services, maintenance contracts and software licenses.

Zebra Specialty Printing Group (SPG)

We design our printer products to operate at the point of issuance to produce high-quality labels, tickets, receipts, and plastic cards on demand. The exceptional diversity of applications using our printer products for barcoding and personal identification includes routing and tracking, transactions processing, and identification and authentication. These applications require high levels of data accuracy, where speed, reliability and durability are critical. They also include specialty printing for receipts and tickets where improved customer service and productivity gains may be the primary reason for using our on demand receipt printers. Plastic cards are used for secure, reliable personal identification or access control.

Applications for our printing technology span most industries and geographies. They include inventory control, small package delivery, baggage handling, automated warehousing, JIT (Just-In-Time) manufacturing, employee time and attendance records, file management systems, hospital information systems, medical specimen labeling, shop floor control, in-store product labeling, employee ID cards, driver’s licenses, and access control systems. As of December 31, 2009, management estimates that Zebra has sold more than 8,400,000 printers to customers around the world.

We believe competitive forces on businesses worldwide to strengthen security, reduce costs, more effectively manage assets, improve quality, deliver better customer service, and increase productivity support the adoption of the printing and automatic identification applications Zebra provides because these solutions deliver significant and predictable economic benefits. Industry-mandated compliance requirements for bar code labeling and RFID tagging are also important catalysts in the deployment of these systems. Many of Zebra’s applications enhance the use of enterprise resource planning (ERP) and other process improvement systems in manufacturing and service organizations. Greater emphasis on supply chain management, the drive to reduce errors in healthcare, and heightened concern over safety and security are also increasing the use of automatic identification systems. Still other applications are taking advantage of recent advances in wireless and hand-held computing technologies.

Concern for safety and security and personal identification contribute to demand for our card printer products. This concern has heightened interest in systems that provide personal identification and access control, including secure ID systems for driver’s licenses, employee and visitor badges, national identification cards, event passes, club membership cards and keyless entry systems.

Our printers are used to print bar code labels, receipts, plastic identification cards, wristbands, tags and encode passive RFID “smart” labels. We also sell related specialty labeling materials, thermal ink ribbons, and bar code label design and network management software. These products are used to support bar code labeling, personal identification, and specialty printing solutions principally in the manufacturing supply chain, retail, healthcare and government sectors of the economy. We work closely with distributors, value-added resellers, kiosk manufacturers and end users of our products to design and implement printing solutions that meet their technical demands. To achieve this flexibility, we provide our customers with a broad selection of printer models, each of which can be configured for a specific application. Additionally, we will select and, if necessary, create appropriate labeling stock, ink ribbons and adhesives to suit a particular application. In-house engineering personnel in software, mechanical, electronic and chemical engineering participate in the creation and development of printing solutions for particular applications.

We produce the industry’s broadest range of rugged, on-demand thermal transfer and direct thermal printers. Our printing systems include hundreds of optional configurations that can be selected to meet particular customer needs. We believe this breadth of product offering is a unique and significant competitive strength, because it allows Zebra to satisfy the widest variety of thermal printing applications and leverage our brand and reputation as customers install new systems that require on demand printing.

Of the major printing technologies, which include ink jet, laser and impact dot matrix, we believe that direct thermal and thermal transfer technologies are best suited for most bar code labeling and other on-demand printing applications. Thermal transfer printing produces durable dark, solid blacks and sharply defined lines that are important for printing readily scannable bar codes. These images can be printed on a wide variety of labeling materials, which enable users to affix bar code labels to virtually any object. This capability is very important in the industrial and service sectors Zebra serves. Direct thermal printing is best suited where ease of use, smaller size and cost are important factors in the application. Accordingly, this technology is found principally in Zebra’s mobile and desktop units.

As of December 31, 2009, we offered 58 thermal printer models with numerous variations, in eight categories as follows:

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
•

RFID printer/encoders for passive high frequency and ultra-high frequency radio frequency identification in the retail supply chain, for defense logistics, and other applications. These units are used to print and encode “smart labels” in a single pass. Smart labels are printable labels embedded with an ultra-thin radio frequency transponder. Information encoded in these transponders can then be read and modified by a radio frequency reader.

In addition to their use in on-demand automatic identification applications, our thermal printers can also be used for on-site batch production of custom bar code labels and other graphics. This capability results in shorter lead times, reduced inventory, and more flexibility than can be provided with traditional off-site printing.

Printer Supplies

Supplies products consist of stock and customized thermal labels, wristbands, plastic cards, card laminates and thermal transfer ribbons. Zebra promotes the use of genuine Zebra brand supplies with its printing equipment.

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

Printer Related Software

Zebra has specialized printer management, label design and driver solutions to help unlock the full potential of Zebra printers. The ZebraLink Solutions suite of networking, software, firmware offerings, combined with the enhanced printer management capabilities of ZebraNet™ Bridge, makes Zebra’s printers easy to use and integrate into small, medium and enterprise-wide environments. Our goal is to provide software that enables high levels of functionality to all major computer network and software systems. Network systems include Ethernet, 802.11b/g and Bluetooth®. In 2009, the ZebraLink Multiplatform Software Development and Smart Phone utility was introduced to aid with printing from Smartphones to Zebra printers.

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

Printer Maintenance and Services

Zebra provides depot maintenance and repair services at repair centers in Vernon Hills, Illinois; Camarillo, California; Etobicoke, Ontario, Canada; Mexico City, Mexico; Preston, U.K.; Singapore; Shanghai, China; and Heerenveen, Netherlands. Zebra Authorized Service Providers (ZASP) also provide repair services for most Zebra products at their locations. In addition, Zebra offers on-site repair services for tabletop printers in the United States. Outside of the United States, Zebra’s resellers may provide maintenance service, either directly as ZASPs or through independent service agents. Zebra also provides technical support from in-house support personnel located in the United States, the United Kingdom and Singapore. For most Zebra products, Zebra provides interactive technical support via the Internet at www.zebra.com, 24 hours per day, seven days per week.

Printer Warranties

In general, Zebra provides warranty coverage of one year on printers against defects in material and workmanship. Printheads are warranted for nine months, and batteries are warranted for twelve months. Zebra supplies are warranted against defects in material and workmanship for their stated shelf life or twelve months, whichever ends first. Defective equipment and supplies may be returned for repair or replacement during the applicable warranty periods.

Zebra’s Printer Technology

Our customers rely on Zebra to provide products and systems to help identify, authenticate, track or route both items and people, and then process the related transactions. These products and systems use technologies that provide specific benefits in each application.

All Zebra printers and print engines incorporate thermal printing technology, either direct thermal printing, thermal transfer printing or dye-sublimation printing. This technology creates an image by heating certain pixels of an electrical printhead to selectively image a ribbon or heat-sensitive substrate.

Direct thermal printers apply the heat directly to a thermally-sensitive label, wristband, or receipt to create an image. This form of thermal printing technology benefits applications requiring simple and reliable operations such as shelf labeling, patient identification, and kiosk receipts. Some desktop label printers, mobile printers and kiosk printers support only direct thermal printing.

Thermal transfer printers apply heat to a ribbon to release ink onto labels or tags. This form of thermal printing technology allows a wider range of specialty label materials and associated inks to be used for applications such as circuit board labels, chemical identification and product labels that require resistance to chemicals, temperature extremes, abrasion, or labels requiring a long shelf life. Most of our printers in our high performance, midrange, print engine, desktop and mobile categories use thermal transfer printing but can also support direct thermal printing.

Dye-sublimation card printers apply heat to a ribbon to release a dye that is absorbed into a plastic card, retransfer film or treated paper. This process creates full-color, photographic quality images that are well-suited for driver’s licenses, access and identification cards, transaction cards, and on-demand photographs.

Direct thermal and thermal transfer printers create crisp images at high speeds, making them ideal for printing easily readable text and machine readable bar codes. Dye sublimation thermal printers quickly create full-color images with visual characteristics more similar to halide-based film than to pixel-based ink jet or laser printers, making them ideal for high quality photographs and personalized plastic cards. Some printers also include HF (13.56 MHz) or UHF (860-960 MHz) RFID technology that can encode data into passive RFID transponders embedded in a label, card, or wristband.

Zebra’s printers integrate company-designed mechanisms, electrical systems, and firmware. Enclosures of metal or high-impact plastic ensure the durability of our printers. Special mechanisms optimize handling of labels, ribbons, and plastic cards. Fast, high-current electrical systems provide consistent image quality. Mobile printers use NiMH or LiIon batteries to optimize print quality over an extended operating shift. Firmware supports serial, parallel, Ethernet, USB, infrared, Bluetooth, or 802.11b/g wireless communications with appropriate security protocols. Printing instructions can be received as a proprietary language such as Zebra

Programming Language II (ZPL II®), as a print driver-provided image, or as user-defined XML. These features make our printers easy to integrate into virtually all common computer systems including those operating on UNIX, Linux, MS/DOS®, or Microsoft® Windows® operating systems. Some independent software vendors, including Adobe, Oracle and SAP, have included Zebra printing support in applications for healthcare, warehouse management, manufacturing, passenger transportation, and retailing.

Printer Sales and Marketing

Sales. We sell our printer products primarily through distributors, value-added resellers (VARs), and original equipment manufacturers (OEMs). We also sell our printer products directly to a select number of named customer accounts. For media and consumables, we also sell directly to end users through the Internet and telesales operations. Distributors and VARs purchase, stock and sell a variety of automatic identification components from different manufacturers and customize systems for end-user applications using their systems and application integration expertise. Because these sales channels provide specific software, configuration, installation, integration and support services required by end users within various market segments, these relationships allow Zebra to reach end users throughout the world in a wide variety of industries. Zebra experiences a minor amount of seasonality in sales, depending on the geographic region and industry served.

We functionally classify our direct VARs as Premier Partners, Advanced Partners, or Associate Partners, depending on their business competencies, depth and breadth of their sales teams, customer support capabilities, contributions to Zebra’s strategic goals and sales commitment to Zebra. In addition, we offer VARs the opportunity to earn certifications for mobile/wireless printers, supplies, services and RFID products in specific industries. We also sell through distributors, which in turn sell to an extended VAR community. All VARs, as well as OEMs and systems integrators, provide customers with a variety of automatic identification components including scanners, accessories, applications software and systems integration expertise, and, in the case of some OEMs, resell the Zebra-manufactured products under their own brands as part of their own product offering. We believe that the breadth of this indirect channel network, both in terms of variety and geographic scope, enhances our ability to compete and more effectively offer our solutions to a greater number of end users.

In some instances, we have designated a customer as a strategic account when purchases of Zebra products reach specified levels and support requirements for the account become highly customized. Zebra sales personnel, either alone or together with our partners, manage these strategic accounts to ensure their needs are being met.

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

In February 2008, we announced that final printer assembly would be transferred to a third-party manufacturer, Jabil Circuit, Inc. We completed the transition of transferring substantially all printer lines to Jabil in 2009. This action is helping to reduce costs and optimize our global printer product supply chain by improving responsiveness to customer needs and increasing Zebra’s flexibility to meet emerging business opportunities. See Note 22 to our Consolidated Financial Statements included in this Annual Report on Form 10-K for further discussion of the transfer and transition process.

Jabil produces our printers to our design specifications in the quantities we order. We maintain control over the supply chain including supplier selection and price negotiations of key component parts. Jabil is responsible for the procurement of the component parts and subassemblies used in the Zebra printers it produces. Jabil owns the inventory associated with the product until the product is shipped to Zebra. Zebra has a subsidiary located in Guangzhou, China, and has an office located near the Jabil facility in China where our products are assembled. This office is staffed with Zebra sourcing, engineering and quality personnel to help ensure that we receive optimal pricing on raw materials and the final printers meet our quality standards. Zebra printers manufactured by Jabil are shipped to Zebra’s regional distribution centers. The majority of the product passes through to Zebra’s distribution centers. A small percentage of products are reconfigured at Zebra’s distribution centers through firmware downloads, packaging and some other customization before they are shipped to customers. In addition, certain products are manufactured in accordance with federal procurement regulations and various international trade agreements, and remain eligible for sale to the United States government.

Printer Competition

Many companies are engaged in the design, manufacture and marketing of bar code label printers, RFID printer/encoder and card personalization solutions.

We consider our direct competition in bar code label and receipt printing to be producers of on-demand thermal transfer and direct thermal label printing systems, printer/encoders, mobile printers and supplies. We also compete, however, with companies engaged in the design, manufacture and marketing of printing systems that use alternative technologies, such as ink-jet and laser printing. Many of these companies are substantially larger than Zebra.

Dye sublimation, the technology used in our card printers, is only one of several commercially available types of processes used to personalize cards. We also compete with companies that produce identification cards using alternative technologies, which include ink-jet, thermal transfer, embossing, film-based systems, encoders, laser engraving and large-scale dye sublimation printers. These card personalization technologies offer viable alternatives to Zebra’s card printers and provide effective competition from a variety of companies, many of which are substantially larger than Zebra. In addition, service bureaus compete for end user business and provide an alternative to the purchase of our card printing equipment and supplies.

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

Zebra Enterprise Solutions Group (ZES)

Formed in 2008 principally from the acquired businesses of Navis Holdings, LLC, WhereNet Corp., proveo AG, and Multispectral Solutions Inc., Zebra Enterprise Solutions Group offers asset tracking and management solutions to optimize the flow of goods in complex logistical operations. Whether tracking containers and cargo through a major port, managing parts for lean manufacturing or managing ground support equipment at a major airport, the automated asset tracking and management solutions from ZES improve business processes. Utilizing the combined products offered by these businesses, ZES provides greater asset visibility and business efficiency for the aerospace and defense, aviation, automotive, industrial manufacturing, maritime, and transportation and logistics industries. Customers within these industries benefit by increasing productivity, lowering operational costs, and improving safety and security throughout their logistics operations.

A substantial majority of ZES’s business consists of perpetual software licenses and related services including maintenance, support and consulting services. In addition, ZES sells hardware including our proprietary real time asset management hardware. These products and services may be bundled and sold together to customers or sold separately.

•

Software Licenses. We sell perpetual software licenses on a fixed fee basis. The amounts of the license fees are based primarily on the scope and functionality of the licenses purchased by the customer. The solutions we provide may also include third-party software.

•

Hardware. We sell both proprietary and third-party real time asset management hardware. Most of our hardware products provide electronic tagging of assets and real time information regarding the assets’ locations and telematics. We sell the hardware as part of an integrated solution and also replacement parts.

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

We believe ZES is uniquely positioned with a broad range of asset tracking and optimization solutions to offer our customers. However, several competitors exist for each solution ZES provides. They include Aeroscout Inc., Ekahau Inc., I.D. Systems Inc., Identec Solutions, Intermec Inc., RF Code Inc., Lockheed Martin Corp., Roper Industries, Inc., Siemens AG, Motorola, Inc., Amicus, Pinnacle VTIS, IBM, Cosmos, Ubisense, Time Domain and Tideworks Technology.

The ZES products extend Zebra’s reach beyond passive RFID by employing technologically advanced hardware and software solutions to locate, track, manage and optimize high-value assets, equipment and people. We offer a wide range of scalable real time locating systems (RTLS) technologies used to generate accurate, on-demand information about the physical location and status of high-valued assets. Customers benefit by utilizing the choice or combination of asset tracking products that can be “application matched” based on ISO/IEC 24730-2, Cisco CCX Wi-Fi, precision global positioning systems (GPS), and ultra wideband (UWB) technologies.

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

We offer a broad set of software development tools for integrating ZES hardware, middleware applications and software applications, with customer and third-party applications. Our middleware application, Visibility Server Software, provides software tools to design, configure, operate and troubleshoot our RTLS products. Visibility Server Software serves as the central repository for all of the real-time location and communication data captured by the ZES RTLS infrastructure.

ZES sells its products and services into the following major industries:

•

Airport Operations. Our Airport Visualizer™ provides integrated aviation solutions and helps to optimize motorized ground support equipment on the pavement immediately adjacent to an airport terminal area or hangers (commonly referred to as the “apron”). This solution helps improve the operational efficiencies of mobile assets for the global aviation industry which is faced with high costs in maintaining ample amounts of equipment, high fuel consumption, equipment misuse, rising gas emission and high levels of equipment congestion. As of December 31, 2009, our Airport Visualizer solution helped to optimize the processes of approximately 1,500 airport ground service vehicles.

•

Marine and Rail Terminal Operations. Installed and used at approximately 200 marine terminals around the world, our SPARCS™ (synchronous planning and real time control system) terminal operating system (TOS) helps terminal operators optimize the flow of containers through the facility by managing the processes of a terminal operation. Zebra’s TOS provides users real-time visibility of containers for better scheduling and routing, among other benefits, to lower costs, manage growth and minimize capital investments in land and berth space. Customers operating rail and truck terminals have begun to use our TOS to improve their logistics operations as well. Our Navis Powerstow® solution helps terminal operators optimize ship stowage to minimize total voyage cost and maximize efficiency. Navis Powerstow® offers easy-to-use planning tools that provide real-time visibility of stowage operations. It uses graphic tools along with proprietary software to help operators configure the placement of cargo on a ship, taking into account several parameters such as weight and destination to improve safety and vessel utilization.

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

ZES products and services are primarily sold through ZES’s global direct sales force which is organized around geographic and vertical markets. We complement our direct sales through the use of other channels including systems integrators with particular vertical market expertise.

ZES’s proprietary software and hardware are developed primarily by its internal team of engineers. Generally, our software is warranted for 90 days after going live to function consistently with its specifications, and our hardware is warranted to be free from material defects in materials and workmanship for up to one year after purchase.

Customers

Zebra has sold more than 8,400,000 thermal printers to customers as of December 31, 2009.

ScanSource, Inc., is our most significant customer. Our net sales to ScanSource, a global distributor of Zebra SPG products, as a percent of our total net sales, were as follows:

	Year Ended December 31,
	2009	2008	2007
Percent of net sales	16.1	15.4	16.5

No other customer accounted for 10% or more of total net sales during these years.

Sales

Net sales by product category for the last three years were (in thousands):

	Year Ended December 31,
Product Category	2009	2008	2007
Hardware	$539,934	$692,638	$656,974
Supplies	155,847	172,106	161,678
Service and software	102,541	105,113	42,801
Shipping and handling	5,263	6,843	6,826

Total net sales	$803,585	$976,700	$868,279

The increase in service and software net sales in 2008 was primarily due to our ZES acquisitions.

Net sales to international customers, as a percent of total net sales, were as follows:

	Year Ended December 31,
	2009	2008	2007
Percent of net sales	54.9	54.5	52.1

We believe that international sales have the long-term potential to increase faster than domestic sales because of the lower penetration of automatic identification applications outside North America and Western Europe and generally higher economic growth rates in developing countries. As a result, Zebra has invested resources to support our international growth and currently operates facilities and sales offices, or has representation, in 26 different countries.

Research and Development

Zebra’s research and development expenditures for the last three years were as follows (in thousands, except percentages):

	Year Ended December 31,
	2009	2008	2007
Research and development expenses - SPG (excluding acquired in process technology)	$54,313	$61,791	$56,183
Percent of SPG net sales	7.5	7.0	6.7

Research and development expenses - ZES (excluding acquired in process technology)	$30,776	$32,658	$9,297
Percent of ZES net sales	37.9	34.7	26.4

We devote significant resources to developing new printing solutions for our target markets and ensuring that our products maintain high levels of reliability. Research and development resources are also directed toward enhancing our ZES systems. The increase in research and development expenditures for ZES in 2008 was mainly attributed to the acquisition of Navis Holdings, LLC late in 2007.

Intellectual Property Rights

Zebra relies on a combination of trade secrets, patents, employee and third party nondisclosure agreements, copyright laws and contractual rights to establish and protect its proprietary rights in its products. We have and actively protect many domestic and international trademarks. We hold 347 United States and foreign patents and have 151 United States and foreign patent applications pending pertaining to products. The duration of these patents ranges from 1 to 23 years. The expiration of any individual patent would not have a significant negative impact on our business.

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

Other trademarks mentioned in this report are the property of their respective holders and include IBM, a registered trademark of International Business Machines; UNIX, a registered trademark of UNIX Systems Laboratories; MS/DOS and Windows, registered trademarks of Microsoft; SAP, a registered trademark of SAP AG; and Linux, a registered trademark of Linus Torvalds. Bluetooth is a trademark owned by Bluetooth SIG and used by Zebra under license.

Employees

As of January 29, 2010, Zebra employed approximately 2,700 persons, of which 1,975 are a part of SPG, 527 are a part of ZES and the remaining 198 are corporate employees. None of these employees is a member of a union. We consider our employee relations to be very good.

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

Investors should carefully consider the risks, uncertainties and other factors described below, as well as other disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations, because they could have a material adverse effect on Zebra’s business, financial condition, operating results, cash flows and growth prospects.

Zebra may be a party to fixed-price contracts particularly for its ZES business unit that could become unfavorable contracts. From time to time ZES may enter into contracts to provide services to customers for fixed fees. Such a contract could result in material loss to Zebra if the cost to perform such contract ultimately exceeds the fees earned on such contract.

Zebra transferred final assembly of its thermal printers to Jabil Circuit and is now dependent on Jabil for the manufacture of such printers. A failure by Jabil to provide manufacturing services to Zebra as Zebra requires, or any disruption in such manufacturing services, may adversely affect Zebra’s business results. To improve responsiveness to customer needs and achieve cost savings and operational benefits, Zebra transferred final assembly of its thermal printers to Jabil Circuit’s facility in Guangzhou, China, in 2009. To the extent Zebra relies on a third-party provider such as Jabil to manufacture its products, Zebra may incur increased business continuity risks.

Zebra is no longer able to exercise direct control over the assembly or related operations of its thermal printers Jabil produces. If Jabil experiences business difficulties or fails to meet Zebra’s manufacturing needs, then Zebra may be unable to satisfy customer product demands, lose sales and be unable to maintain customer relationships. Longer production lead times may result in shortages of certain products and inadequate inventories during periods of unanticipated higher demand. Without Jabil’s continuing manufacture of Zebra’s products, Zebra will have no other means of final assembly of its thermal printers until Zebra is able to secure the manufacturing capability at another facility or develop an alternative manufacturing facility. This transition could be costly and time consuming.

Although Zebra carries business interruption insurance to cover lost sales and profits in an amount it considers adequate, this insurance does not cover all possible situations. In addition, the business interruption insurance would not compensate Zebra for the loss of opportunity and potential adverse impact, both short term and long term, on relations with our existing customers. A third-party provider such as Jabil will have access to Zebra’s intellectual property, which increases the risk of infringement or misappropriation of this intellectual property.

Zebra has significant operations outside the United States and sells a significant portion of its products internationally and purchases important components from foreign suppliers. These circumstances create a number of risks. Zebra has significant operations overseas which present added risks. In addition, Zebra sells a significant amount of its products to customers outside the United States. Shipments to international customers are expected to continue to account for a material portion of net sales.

Risks associated with operations, sales and purchases outside the United States include:

•	Inadequately managing and overseeing operations that are distant and remote from corporate headquarters,
•	Fluctuating foreign currency rates could restrict sales, or increase costs of purchasing, in foreign countries,
•	Adverse changes in, or uncertainty of, local business laws or practices, including the following:
•	Foreign governments may impose burdensome tariffs, quotas, taxes, trade barriers or capital flow restrictions,
•	Restrictions on the export or import of technology may reduce or eliminate the ability to sell in or purchase from certain markets,
•	Political and economic instability may reduce demand for our products, or put our foreign assets at risk,
•	Potentially limited intellectual property protection in certain countries may limit recourse against infringing products or cause Zebra to refrain from selling in certain geographic territories,
•	Staffing and managing international operations may be unusually difficult,
•	A government controlled exchange rate and limitations on the convertibility of the Chinese Yuan, and
•	Transportation delays that may affect production and distribution of Zebra’s products.

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

Future success will depend on Zebra’s ability to cost effectively adapt in this evolving environment. Zebra could incur substantial costs if it has to modify its business to adapt to these changes, and may even be unable to adapt to these changes.

Zebra competes in a competitive market, which may become more competitive. Competitors may be able to respond more quickly to new or emerging technology and changes in customer requirements. Zebra faces significant competition in developing and selling its systems. Principal competitors have substantial marketing, financial, development and personnel resources. To remain competitive, Zebra believes it must continue to cost effectively provide:

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

Zebra is vulnerable to the potential difficulties associated with the rapid increase in the complexity of its business. Zebra has grown rapidly over the last several years through domestic and international growth and acquisitions. This growth has caused increased complexities in the business. We believe our future success depends in part on our ability to manage our rapid growth and increased complexities of our business and the demands from increased responsibility on our management personnel. The following factors could present difficulties to us:

•	Compliance with evolving laws and regulations,
•	Manufacturing an increased number of products,
•	Increased administrative and operational burden,
•	Maintaining and improving information technology infrastructure to support growth,
•	Increased logistical problems common to complex, expansive operations, and
•	Managing increasing international operations.

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

Acquisitions also may involve a number of risks:

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

Future acquisitions could result in potentially dilutive issuances of equity securities or the incurrence of debt and contingent liabilities.

Zebra sources some of its component parts from sole source suppliers. A disruption in the supply of such component parts could have a material adverse effect on our ability to meet customer demand and negatively affect our financial results.

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

Zebra is implementing a new company-wide enterprise resource planning (ERP) system. The implementation process is complex and involves a number of risks that may adversely affect Zebra’s business and results of operations. Zebra is currently replacing its multiple legacy business systems at its different sites with a new company-wide, integrated enterprise resource planning (ERP) system to handle various business, operating and financial processes for Zebra and its subsidiaries. The new system will enhance a variety of important functions, such as order entry, invoicing, accounts receivable, accounts payable, financial consolidation, logistics, and internal and external financial and management reporting matters.

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

Until the new ERP system is fully implemented, Zebra expects to incur additional selling, general and administrative expenses to implement and test the system, and there can be no assurance that other issues relating to the ERP system will not occur or be identified. Zebra’s business and results of operations may be adversely affected if it experiences operating problems and/or cost overruns during the ERP implementation process or if the ERP system and the associated process changes, do not function as expected or give rise to the expected benefits.

Zebra depends on the ongoing service of its senior management and ability to attract and retain other key personnel. The future success of Zebra is substantially dependent on the continued service and continuing contributions of senior management and other key personnel.

The ability to attract, retain and motivate highly skilled employees is important to Zebra’s long-term success. Competition for skill sets in certain functions within our industry is intense, and Zebra may be unable to retain key employees or attract, assimilate or retain other highly qualified employees in the future.

Terrorist attacks or war could lead to further economic instability and adversely affect Zebra’s stock price, operations, and profitability. The terrorist attacks that occurred in the United States on September 11, 2001, caused major instability in the U.S. and other financial markets. The possibility of further acts of terrorism and current and future war risks could have a similar impact. Any such attacks could, among other things, cause further instability in financial markets and could directly, or indirectly through reduced demand, negatively affect Zebra’s facilities and operations or those of its customers or suppliers.

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

Economic conditions and financial market disruptions may adversely affect Zebra’s business and results of operations. Adverse economic conditions, in the United States or internationally, or reduced information technology spending may adversely impact our business. As widely reported, financial markets throughout the world experienced extreme disruption in 2008 and 2009, including historically high volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others, failure and potential failures of major financial institutions and unprecedented government support of financial institutions and corporations. A recurrence of these developments and a related general economic downturn could adversely affect Zebra’s business and financial condition through a reduction in demand for our products by our customers. If a slowdown were severe enough, it could require further impairment testing and write-downs of goodwill and other intangible assets. Cost reduction actions may be necessary and lead to restructuring charges. A tightening of financial credit could adversely affect our customers, suppliers, outsource manufacturer and channel partners (e.g., distributors and resellers) from obtaining adequate credit for the financing of significant purchases. Another economic downturn could also result in a decrease in or cancellation of orders for Zebra’s products and services; negatively impact Zebra’s ability to collect its accounts receivable on a timely basis; result in additional reserves for uncollectible accounts receivable; and require additional reserves for inventory obsolescence. Higher volatility and fluctuations in foreign exchange rates for the U.S. dollar against currencies such as the euro, the British pound and the Brazilian real could negatively impact product sales, margins and collections.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Zebra’s corporate headquarters are located in Lincolnshire, Illinois, a northern suburb of Chicago. Zebra also conducts its sales, marketing, engineering and operations activities from facilities in Vernon Hills, Illinois, and in Camarillo, California.

Zebra’s principal facilities as of December 31, 2009, are listed below:

	Square Footage
Location	Manufacturing, Production & Warehousing	Administrative, Research & Sales	Total	Lease Expires
Vernon Hills, Illinois, USA (S)	111,676	113,429	225,105	June 2014
Camarillo, California, USA (S)	97,921	72,156	170,077	March 2011
Heerenveen, The Netherlands (S)	48,427	46,145	94,572	January 2012
Greenville, Wisconsin, USA (S)	55,000	5,000	60,000	January 2018
Oakland, California, USA (Z)	—	47,210	47,210	July 2013
Lincolnshire, Illinois, USA (C)	—	43,400	43,400	June 2014
Lincoln, Rhode Island, USA (S)	—	40,116	40,116	April 2016
Preston, UK (S)	30,450	8,600	39,050	Owned by Zebra
Flowery Branch, Georgia, USA (S)	28,255	2,145	30,400	April 2012
Bourne End, UK (S)	—	27,251	27,251	June 2014
Germantown, Maryland, USA (Z)	—	26,826	26,826	April 2010
Otay Mesa, California, USA (S)	21,739	4,900	26,639	September 2011
San Jose, California, USA (Z)	—	24,630	24,630	July 2015
McAllen, Texas, USA (S)	15,500	2,500	18,000	September 2011
Chennai, India (Z)	—	15,095	15,095	November 2012
Warsaw, Poland (S)	7,750	3,875	11,625	June 2012
Guangzhou, China (S)	—	11,624	11,624	May 2011
Shanghai, China (S)	—	7,524	7,524	January 2014
Mexico City, Mexico (S)	3,488	3,400	6,888	September 2012
Singapore, Singapore (S)	—	5,360	5,360	February 2012

Total	420,206	511,186	931,392

S – Specialty Printing Group; Z – Zebra Enterprise Solution Group; C - Corporate

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

Stock Information: Price Range and Common Stock

Our Class A Common Stock is traded on the NASDAQ Stock Market under the symbol ZBRA. The following table shows the high and low trade prices for each fiscal quarter in 2009 and 2008, as reported by the NASDAQ Stock Market.

2009	High	Low	2008	High	Low
First Quarter	$21.70	$16.00	First Quarter	$34.80	$27.50
Second Quarter	24.55	18.61	Second Quarter	38.47	32.66
Third Quarter	27.67	20.98	Third Quarter	34.13	28.25
Fourth Quarter	28.87	23.76	Fourth Quarter	28.99	16.18

Source: The NASDAQ Stock Market

At February 12, 2010, the last reported price for the Class A Common Stock was $29.33 per share, and there were 317 registered stockholders of record for Zebra’s Class A Common Stock. In addition, we had approximately 42,000 stockholders who owned Zebra stock in street name.

Dividend Policy

Since our initial public offering in 1991, we have not declared any cash dividends or distributions on our capital stock. Zebra currently does not anticipate paying any cash dividends in the foreseeable future.

Treasury Shares

During the fourth quarter of 2009, Zebra purchased 593,552 shares of Zebra’s Class A common stock as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum number of shares that may yet be purchased under the program
October 2009 (October 4 – October 31)	25,000	$25.01	25,000	2,767,838
November 2009 (November 1 – November 28)	462,666	$26.71	462,666	2,305,172
December 2009 (November 29– December 31)	105,886	$26.94	105,886	2,199,286

(1)	On February 17, 2009, Zebra announced that the Board authorized the purchase of an additional 3,000,000 shares of Zebra common stock at prices to be determined at management’s discretion. This authorization does not have an expiration date.
(2)	During the fourth quarter, Zebra acquired 2,039 shares of Zebra Class A common stock through the withholding of shares necessary to satisfy tax withholding obligations upon the vesting of restricted stock awards. These shares were acquired at an average price of $26.98 per share.

Item 6.	Selected Financial Data

CONSOLIDATED STATEMENTS OF EARNINGS (LOSS) DATA

(In thousands, except per share amounts)

	Year Ended December 31,
	2009		2008		2007	2006		2005
Net sales	$803,585		$976,700		$868,279	$759,524		$702,271
Cost of sales	442,864		497,395		451,161	401,104		348,851

Gross profit	360,721		479,305		417,118	358,420		353,420
Total operating expenses	291,919	(1)	494,651	(2)	273,933	277,991	(3)	207,392

Operating income (loss)	68,802		(15,346)		143,185	80,429		146,028
Income (loss) before income taxes and cumulative effect of accounting change	70,523		(11,913)		167,375	101,642		160,282
Income (loss) before cumulative effect of accounting change	47,104		(38,421)		110,113	69,627		106,184
Cumulative effect of accounting change	—		—		—	1,319	(4)	—
Net income (loss)	$47,104		$(38,421)		$110,113	$70,946		$106,184
Earnings (loss) per share before cumulative effect of accounting change
Basic	$0.79		$(0.60)		$1.61	$0.99		$1.49
Diluted	$0.79		$(0.60)		$1.60	$0.98		$1.47
Earnings (loss) per share
Basic	$0.79		$(0.60)		$1.61	$1.01		$1.49
Diluted	$0.79		$(0.60)		$1.60	$1.00		$1.47
Weighted average shares outstanding
Basic	59,306		64,524		68,463	70,516		71,364
Diluted	59,425		64,524		68,908	70,956		72,000

CONSOLIDATED BALANCE SHEET DATA

(In thousands)

	December 31,
	2009	2008	2007	2006	2005
Cash and cash equivalents, restricted cash, investments and marketable securities (current and long-term) (5)	$246,721	$224,886	$281,179	$559,189	$544,239
Working capital	306,127	271,831	298,660	404,836	680,554
Total assets	830,479	850,878	1,034,278	963,142	918,415
Long-term obligations (6)	9,432	10,250	8,452	9,969	7,709
Stockholders’ equity	712,129	710,738	902,693	877,681	857,972

(1)	Includes asset impairment reversal of $1,058,000 and exit, restructuring and integration charges of $12,191,000.
(2)	Includes asset impairment charges of $157,600,000 and exit, restructuring and integration charges of $20,009,000.
(3)	Includes litigation settlement of $53,392,000 and insurance receivable reserve of $12,543,000.
(4)	Relates to the estimation of forfeitures on prior year compensation expense outstanding at the adoption date of Accounting Standards Codification (“ASC”) 505 and ASC 718 (formerly SFAS No. 123(R), Share Based Payment). See Note 4 in the Notes to the Consolidated Financial Statements included in this Form 10-K.
(5)	The decrease in cash and cash equivalents, restricted cash and investments and marketable securities in 2007 and 2008 was principally the result of (i) our acquisitions of WhereNet, proveo AG, and Navis during 2007 and our acquisition of Multispectral Solutions Inc., and (ii) purchase of our stock during 2008. See Note 5 in the Notes to the Consolidated Financial Statements included in this Form 10-K for further discussion of the acquisitions.
(6)	Long-term obligations include deferred compensation and unearned revenue. See Note 19 in the Notes to the Consolidated Financial Statements included in this Form 10-K for further discussion of the Deferred Compensation Plan.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations: Fourth Quarter of 2009 versus Fourth Quarter of 2008

Consolidated Results of Operations

(Amounts in thousands, except percentages)

	Three Months Ended		Percent Change	Percent of Net Sales - 2009	Percent of Net Sales - 2008
	December 31, 2009	December 31, 2008
Net Sales
Tangible products	$197,097	$206,410	(4.5)	88.6	88.8
Service & software	25,425	26,158	(2.8)	11.4	11.2

Total net sales	222,522	232,568	(4.3)	100.0	100.0
Cost of Sales
Tangible products	110,611	109,734	0.8	49.7	47.2
Service & software	10,433	11,945	(12.7)	4.7	5.1

Total cost of sales	121,044	121,679	(0.5)	54.4	52.3

Gross profit	101,478	110,889	(8.5)	45.6	47.7
Operating expenses	75,240	243,238	(69.1)	33.8	104.6

Operating income (loss)	26,238	(132,349)	119.8	11.8	(56.9)
Other income	944	3,658	(74.2)	0.4	1.6

Income (loss) before income taxes	27,182	(128,691)	121.1	12.2	(55.3)
Income taxes	9,552	(11,330)	184.3	4.3	(4.9)

Net income (loss)	$17,630	$(117,361)	115.0	7.9	(50.4)

Diluted earnings (loss) per share	$0.30	$(1.88)

Consolidated Results of Operations – Fourth quarter

Sales

Net sales for the 2009 quarter compared with the 2008 quarter decreased 4.3% due primarily to lower global economic activity. The decrease in sales was largely attributable to a decline in hardware sales. Hardware sales declined proportionally more for our mobile and photo printers. The photo printer line was discontinued in 2009. Printer unit volume was down 2.3% for the fourth quarter of 2009 compared to levels in 2008.

Sales by product category were as follows (amounts in thousands, except percentages):

	Three Months Ended		Percent Change	Percent of Net Sales - 2009	Percent of Net Sales - 2008
Product Category	December 31, 2009	December 31, 2008
Hardware	$156,706	$164,042	(4.5)	70.4	70.5
Supplies	39,011	40,870	(4.5)	17.5	17.6
Service and software	25,425	26,158	(2.8)	11.4	11.2
Shipping and handling	1,380	1,498	(7.9)	0.7	0.7

Total sales	$222,522	$232,568	(4.3)	100.0	100.0

Sales increased in all international territories. Late in 2008 a notable weakness in sales in Europe, Middle East and Africa (EMEA), Asia Pacific and Latin America from the economic downturn began and affected sales in the fourth quarter of 2008. These regions started to recover in the fourth quarter of 2009. Sales declined overall in 2009 due to the economic downturn. EMEA sales benefitted from a $7,000,000 increase due to a stronger euro in the fourth quarter of 2009. North American sales declined from the fourth quarter of 2008, as sales a year ago benefitted from shipments of certain larger orders and incremental sales from our ZES business unit.

Sales to customers by geographic region were as follows (in thousands, except percentages):

	Three Months Ended		Percent Change	Percent of Net Sales - 2009	Percent of Net Sales - 2008
Geographic Region	December 31, 2009	December 31, 2008
Europe, Middle East and Africa	$82,377	$81,302	1.3	37.0	35.0
Latin America	20,196	17,871	13.0	9.1	7.7
Asia-Pacific	21,984	21,411	2.7	9.9	9.1

Total International	124,557	120,584	3.3	56.0	51.8
North America	97,965	111,984	(12.5)	44.0	48.2

Total sales	$222,522	$232,568	(4.3)	100.0	100.0

Gross Profit

Gross profit decreased due to reduced volumes and a less favorable product mix, partially offset by a more favorable foreign currency rate environment in 2009. In addition, higher freight costs were incurred in order to meet customer demand in the fourth quarter of 2009. These factors were partially offset by the benefit of outsourcing printer production to a third party.

Operating Expenses

Lower overall operating expenses for the three-month period resulted from decreases in several categories including compensation costs primarily from lower staffing levels, outside commissions, project costs, and travel and entertainment expenses. Amortization of intangibles decreased $2,063,000 and exit, restructuring and integration costs decreased $5,054,000 in the fourth quarter of 2009 as compared to 2008. Amortization decreases were due to intangible asset impairments recorded in the fourth quarter of 2008. During the fourth quarter of 2008, we took charges totaling $157,600,000 for the impairment of goodwill, intellectual property and other assets. The above reductions in 2009 were partially offset by increases in general and administrative expenses for consulting and healthcare costs.

Operating expenses are summarized below (in thousands, except percentages):

	Three Months Ended		Percent Change	Percent of Net Sales 2009	Percent of Net Sales 2008
Operating Expenses	December 31, 2009	December 31, 2008
Selling and marketing	$28,006	$29,982	(6.6)	12.6	12.9
Research and development	21,516	23,104	(6.9)	9.6	9.9
General and administrative	20,373	20,090	1.4	9.2	8.6
Amortization of intangible assets	2,608	4,671	(44.2)	1.2	2.0
Asset impairment charges	—	157,600	(100.0)	—	67.8
Exit, restructuring and integration costs	2,737	7,791	(64.9)	1.2	3.3

Total operating expenses	$75,240	$243,238	(69.1)	33.8	104.5

Other Income

Investment income for 2009 declined primarily from lower short-term interest rates in the fourth quarter of 2009 compared with 2008. A lower foreign exchange gain in 2009 is due to a more stable foreign exchange rate environment in 2009 as compared with 2008.

Zebra’s non-operating income and expense items are summarized in the following table (in thousands):

	Three Months Ended
	December 31, 2009	December 31, 2008
Investment income (loss)	$695	$1,295
Foreign exchange gain (loss)	795	2,640
Other, net	(546)	(277)

Total other income (loss)	$944	$3,658

Operating Income (Loss)

The operating loss for the fourth quarter of 2008 was the result of the non cash impairment charges which totaled $157,600,000. See Note 13 of the Consolidated Financial Statements included in this Annual Report on Form 10-K for a more detailed discussion of the asset impairment charges.

Income Taxes

The effective income tax rate for the fourth quarter of 2009 was 35.1% compared with 8.8% for the same quarter last year. For 2008, the effective income tax rate was not meaningful because a substantial portion of the impairment charges recorded in the fourth quarter of 2008 was not deductible for income tax purposes.

Business Groups

Specialty Printing Group – Fourth Quarter

(Amounts in thousands, except percentages):

	Three Months Ended		Percent Change	Percent of Net Sales - 2009	Percent of Net Sales - 2008
	December 31, 2009	December 31, 2008
Net Sales
Tangible products	$194,566	$202,477	(3.9)	95.8	96.2
Service & software	8,556	8,017	6.7	4.2	3.8

Total net sales	203,122	210,494	(3.5)	100.0	100.0
Cost of Sales
Tangible products	108,521	108,459	0.1	53.5	51.6
Service & software	4,732	4,728	0.1	2.3	2.2

Total cost of sales	113,253	113,187	0.1	55.8	53.8

Gross profit	89,869	97,307	(7.6)	44.2	46.2
Operating expenses	42,519	66,781	(36.3)	20.9	31.7

Operating income	$47,350	$30,526	55.1	23.3	14.5

Specialty Printing Group – Fourth quarter

Net sales in our Specialty Printing Group (SPG) decreased 3.5% reflecting a decline in North America offset by gains in all other regions. New printer products (defined as printers released within 18 months prior to the end of the applicable fiscal period) accounted for 13.2% of printer sales in the fourth quarter of 2009, compared with 18.6% of printer sales in 2008.

Our international SPG sales are denominated in multiple currencies, primarily the U.S. dollar, British pound and euro. This diversity causes our reported sales to be subject to fluctuations based on changes in currency rates. The weaker U.S. dollar to the euro and the pound had a positive impact of approximately $7,000,000, net of hedges, on sales during the fourth quarter of 2009 compared with 2008. We typically hedge a portion of anticipated euro-denominated sales to partially protect Zebra against exchange rate movements. For the fourth quarter, this program resulted in a loss on hedges of $122,000.

Gross profit margin for SPG was affected by lower volumes and a less favorable product mix. Outsourcing of our manufacturing operations resulted in favorable improvement to gross margin in 2009 offset by higher freight costs. The effect of more favorable foreign currency rate environment also increased fourth quarter gross profit by $6,293,000, net of hedges.

Lower overall operating expenses resulted from decreases in payroll costs, business development costs, recruiting and relocation costs, outside commissions, project costs, travel and entertainment expenses, and offsite meetings. Much of the decreased payroll and benefit costs were a result of lower staffing levels and cost reduction initiatives. Amortization expense was reduced due to intangible asset write-downs in the fourth quarter of 2008.

Printer unit volumes and average selling price information is summarized below:

	Three Months Ended December 31,		Percent Change
	2009	2008
Total printers shipped	244,100	249,902	(2.3)
Average selling price of printers shipped	$531	$538	(1.3)

For 2009, unit volumes compared to 2008 declined most notably in mobile, desktop and photo printers partially offset by slightly higher unit sales of high end, mid-range and kiosk printers.

Operating expense changes for SPG in 2009, compared to the same periods in 2008, are due to the following (in thousands):

	Three Months Ended December 31,		Increase/(Decrease)
	2009	2008
Payroll and benefit costs	$24,463	$27,968	$(3,505)
Business development	4,094	5,398	(1,304)
Outside professional services	2,625	1,954	671
Travel and entertainment	1,698	1,819	(121)
Exit, restructuring and integration costs	1,817	6,005	(4,188)
Impairment charges	—	14,680	(14,680)
Gain on sale of assets and equipment	452	7	445
Amortization expense	692	1,445	(753)
Other changes	6,678	7,505	(827)

Total operating expenses	$42,519	$66,781	$(24,262)

The 2009 payroll and benefit cost decrease relates to organization changes made in December 2008 which has resulted in lower staffing levels. Exit and restructuring charges have declined as the activities related to the outsourcing of our printer manufacturing began to ramp down in the fourth quarter of 2009. Impairment charges from 2008 relate to the write-down of intellectual property because of changes in valuations related to current economic conditions and the business outlook. Absent the exit and restructuring costs and impairment charges, the remaining reductions in expenses reflect the cost reduction program initiated during the fourth quarter of 2008 that have continued throughout 2009.

Zebra Enterprise Solutions – Fourth Quarter

(Amounts in thousands, except percentages)

	Three Months Ended		Percent Change	Percent of Net Sales - 2009	Percent of Net Sales - 2008
	December 31, 2009	December 31, 2008
Net Sales
Tangible products	$2,531	$3,933	(35.6)	13.0	17.8
Service & software	16,869	18,141	(7.0)	87.0	82.2

Net sales	19,400	22,074	(12.1)	100.0	100.0
Cost of Sales
Tangible products	2,090	1,275	63.9	10.8	5.8
Service & software	5,701	7,217	(21.0)	29.4	32.7

Cost of sales	7,791	8,492	(8.3)	40.2	38.5

Gross profit	11,609	13,582	(14.5)	59.8	61.5
Operating expenses	17,024	163,208	(89.6)	87.8	739.4

Operating loss	$(5,415)	$(149,626)	96.4	(28.0)	(677.9)

Zebra Enterprise Solutions – Fourth quarter

ZES sales decreased 12.1% for the fourth quarter of 2009 compared to the fourth quarter of 2008 primarily due to the challenging economic conditions, especially those related to the automotive and maritime industries. Decreases to hardware, services and support were partially offset by increases in license fee revenue. Margins improved due to right sizing initiatives and expenditure monitoring.

ZES operating expenses for the fourth quarter of 2009 are lower than 2008 due to the writedown of assets in the amount of $142,920,000 related to our recent ZES acquisitions and intellectual property because of changes in valuations as a result of economic conditions and the business outlook late in 2008.

Other operating expense categories were lower in 2009 due to lower staffing levels, which were offset by increased benefit costs, commissions and contract employees. Other operating expense reductions resulted from cost containment efforts, collection of previously reserved accounts, reduced outside service costs and lower amortization expense.

ZES operating expenses in the fourth quarter of 2009 compared to 2008 are summarized below (in thousands):

	Three Months Ended December 31,		Increase/(Decrease)
	2009	2008
Payroll and benefit costs	$9,951	$8,264	$1,687
Business development	276	481	(205)
Outside professional services	449	1,328	(879)
Travel and entertainment	822	932	(110)
Exit, restructuring and integration costs	866	1,624	(758)
Impairment charges	—	142,920	(142,920)
Bad debt expense	43	766	(723)
Amortization expense	1,917	3,225	(1,308)
Other changes	2,700	3,668	(968)

Total operating expenses	$17,024	$163,208	$(146,184)

Results of Operations: Year ended December 31, 2009 versus Year ended December 31, 2008

Consolidated Results of Operations

(Amounts in thousands, except percentages)

	Year Ended		Percent Change	Percent of Net Sales - 2009	Percent of Net Sales - 2008
	December 31, 2009	December 31, 2008
Net Sales
Tangible products	$701,044	$871,587	(19.6)	87.2	89.2
Service & software	102,541	105,113	(2.4)	12.8	10.8

Total net sales	803,585	976,700	(17.7)	100.0	100.0
Cost of Sales
Tangible products	401,727	452,208	(11.2)	50.0	46.3
Service & software	41,137	45,187	(9.0)	5.1	4.6

Total cost of sales	442,864	497,395	(11.0)	55.1	50.9

Gross profit	360,721	479,305	(24.7)	44.9	49.1
Operating expenses	291,919	494,651	(41.0)	36.3	50.6

Operating income (loss)	68,802	(15,346)	548.3	8.6	(1.5)
Other income	1,721	3,433	(49.9)	0.2	(0.3)

Income (loss) before income taxes	70,523	(11,913)	692.0	8.8	1.2
Income taxes	23,419	26,508	(11.7)	2.9	2.7

Net income (loss)	$47,104	$(38,421)	222.6	5.9	3.9

Diluted earnings (loss) per share	$0.79	$(0.60)

Consolidated Results of Operations – Year to date

Sales

Net sales for the year ended December 31, 2009 compared with 2008 decreased 17.7%, due primarily to global economic conditions. Sales in each geographic region also were down by similar percentages. The decreases in sales were largely attributable to a decline in hardware sales volume. Hardware sales declined proportionally more for our high-performance, midrange table top and desk top printers, which carry a higher sales price and are more profitable. Notable weakness in sales from the economic downturn began in the third quarter of 2008 and continued throughout 2009.

Cash flow hedging activities in 2009 increased revenues by $603,000 compared with a decrease in revenues from cash flow hedging in 2008 of $12,354,000.

Sales by product category were as follows (amounts in thousands, except percentages):

	Year Ended		Percent Change	Percent of Net Sales - 2009	Percent of Net Sales - 2008
Product Category	December 31, 2009	December 31, 2008
Hardware	$539,934	$692,638	(22.0)	67.1	70.9
Supplies	155,847	172,106	(9.4)	19.4	17.6
Service and software	102,541	105,113	(2.4)	12.8	10.8
Shipping and handling	5,263	6,843	(23.1)	0.7	0.7

Total sales	$803,585	$976,700	(17.7)	100.0	100.0

Sales to customers by geographic region were as follows (in thousands, except percentages):

	Year Ended		Percent Change	Percent of Net Sales - 2009	Percent of Net Sales - 2008
Geographic Region	December 31, 2009	December 31, 2008
Europe, Middle East and Africa	$294,296	$353,273	(16.7)	36.6	36.2
Latin America	65,060	76,489	(14.9)	8.1	7.8
Asia-Pacific	82,120	102,672	(20.0)	10.2	10.5

Total International	441,476	532,434	(17.1)	54.9	54.5
North America	362,109	444,266	(18.5)	45.1	45.5

Total sales	$803,585	$976,700	(17.7)	100.0	100.0

Gross Profit

Gross profit in 2009 compared with 2008 decreased due to lower volumes and a less favorable product mix. Higher freight costs were incurred in order to meet customer demand in 2009, primarily in the fourth quarter. Unfavorable foreign exchange rates in 2009 decreased gross profit in 2009 by $16,745,000, net of hedges. These factors were partially offset by the benefit of outsourcing and the full year effect of continued cost containment efforts in 2009.

Operating Expenses

Lower overall operating expenses for 2009 compared to 2008 resulted from decreases in several categories including payroll costs primarily from lower staffing levels, outside commissions, project costs, and travel and entertainment expenses. Amortization of intangibles decreased due to impairments recorded in the fourth quarter of 2008 for the impairment of goodwill, intellectual property and other assets. Expenses in 2008 were reduced by the receipt of an escrow claim litigation settlement received in the third quarter of 2008. The above reductions were partially offset by increases in general and administrative expenses for consulting and benefit costs in 2009.

During the fourth quarter or 2008, we took charges totaling $157,600,000 for the impairment of goodwill, intellectual property and other assets. During the second quarter of 2009, $1,495,000 of the goodwill impairment charge was reversed and a $437,000 impairment charge was recorded related to an intangible asset in our ZES segment.

Exit, restructuring and integration costs decreased in 2009 as compared to 2008 as activities related to the ramp down of our production lines and the integration of our ZES businesses have substantially decreased.

Operating expenses are summarized below (in thousands, except percentages):

	Year Ended		Percent Change	Percent of Net Sales 2009	Percent of Net Sales 2008
Operating Expenses	December 31, 2009	December 31, 2008
Selling and marketing	$100,199	$121,435	(17.5)	12.5	12.4
Research and development	85,089	94,449	(9.9)	10.6	9.7
General and administrative	85,032	87,885	(3.2)	10.5	9.0
Amortization of intangible assets	10,466	18,575	(43.7)	1.3	1.9
Litigation settlement	—	(5,302)	100.0	—	0.5
Asset impairment charges	(1,058)	157,600	(100.7)	(0.1)	16.1
Exit, restructuring and integration costs	12,191	20,009	(39.1)	1.5	2.0

Total operating expenses	$291,919	$494,651	(41.0)	36.3	50.6

Selling and Marketing Expenses

Selling and marketing expenses decreased in 2009 due to a cost reduction program consisting primarily of headcount reductions implemented during the second half of 2008 in response to the current difficult business environment. Expenditures for all types of advertising and marketing costs were reduced in 2009 as part of our corporate wide cost control efforts in a challenging economy. Zebra’s reduced sales volume also resulted in lower commissions.

Selling and marketing expenses are summarized below (in thousands):

	Year Ended		Increase/(Decrease)
	December 31, 2009	December 31, 2008
Payroll and benefit costs	$63,565	$74,322	$(10,757)
Advertising and market development fund costs	17,677	22,733	(5,056)
Professional services expenses	2,680	3,337	(657)
Travel and entertainment expenses	5,428	7,900	(2,472)
Other changes	10,849	13,143	(2,294)

Total selling and marketing expenses	$100,199	$121,435	$(21,236)

Research and Development Costs

The development of new products and enhancement of existing products are important to Zebra’s business and growth prospects. To maintain and build our product pipeline, we continue to make investments in research and development. In 2009 we introduced an updated two inch “plus” light duty printer and a new Xi4 high-performance printer. In the fourth quarter of 2009 we began shipping our first re-transfer card printer which has photo-quality imaging for security and government use. We also introduced innovative new IQ color labels which enables customers to print spot colors on predetermined areas of a label using any Zebra thermal label printer. This breakthrough product enhances readability, increases business efficiency and improves safety.

In 2009, Zebra Enterprise Solutions introduced new gate, vessel, billing, automation, analytics and monitoring capabilities in its TOS solution, support for rack tracking, RFID support, and goods return for our manufacturing solution along with a new tag form factor for parts replenishment and a new Ethernet enabled proximity exciter. ZES also released enhancements to its equipment fleet management solution to provide added visibility for operator safety and equipment maintenance.

Quarterly product development expenses fluctuate widely depending on the status of ongoing projects. We are committed to a long-term strategy of significant investment in product development. Research and development costs are summarized below (in thousands):

	Year Ended		Increase/(Decrease)
	December 31, 2009	December 31, 2008
Payroll and benefit costs	$62,416	$65,598	$(3,182)
Professional services expenses	5,143	7,109	(1,966)
Project expenses	4,762	8,340	(3,578)
Other changes	12,768	13,402	(634)

Total research and development costs	$85,089	$94,449	$(9,360)

The decreases are primarily related to cost reductions taken in 2008 which decreased research and development costs for the full year of 2009. Expenditures in this area were reduced as part of our corporate wide cost control efforts in a challenging economy.

General and Administrative Expenses

General and administrative expenses are summarized below (in thousands):

	Year Ended		Increase/(Decrease)
	December 31, 2009	December 31, 2008
Payroll and benefit costs	$40,869	$43,110	$(2,241)
Professional services expenses	12,642	10,759	1,883
Recruiting fees	326	2,908	(2,582)
Offsite meetings	140	2,569	(2,429)
Depreciation expense	9,869	8,101	1,768
Other changes	21,186	20,438	748

Total general and administrative expenses	$85,032	$87,885	$(2,853)

General and administrative expenses decreased due to a cost reduction program consisting primarily of headcount reductions implemented during the second half of 2008 in response to the current difficult business environment. Offsetting the previously mentioned cost reduction were increases in consulting expenses related to business improvement initiatives and depreciation related to a worldwide enterprise resource planning system implementation.

Amortization of Intangible Assets

Amortization of intangible assets decreased $8,109,000 during 2009 due to intangible asset write-downs in the fourth quarter of 2008. See Asset impairment charges below for more details.

Litigation Settlement

In 2008 Zebra received a litigation claim settlement related to our recent acquisition of WhereNet. See Note 5 for further information related to the litigation/claim settlement.

Asset Impairment Charges

During the fourth quarter of 2008, we determined that certain impairment indicators existed related to identified intangible assets and conducted an additional impairment test of intangibles. Due to the deterioration of the economy and a significant reduction in the price of our stock, we determined that our goodwill and other intangible assets were impaired requiring total estimated impairment charges of $157,600,000 at December 31, 2008. Upon completion of a detailed second step impairment analysis we recorded a credit of $1,495,000 in the second quarter of 2009 to adjust a portion of our original goodwill impairment. In 2009, we also recorded an impairment charge for an intangible asset or $437,000. See Note 13 of the Consolidated Financial Statements included in this Annual Report on Form 10-K for a more detailed discussion of the asset impairment charges.

Exit, Restructuring and Integration Charges

For 2009, exit and restructuring costs were $8,985,000 and integration costs were $3,206,000. For 2008, exit and restructuring costs were $16,650,000 and integration costs were $3,359,000. The reduction is due to the substantial completion of our production outsourcing. See Note 22 of the Consolidated Financial Statements included in this Annual Report on Form 10-K for a more detailed discussion of the exit, restructuring and integration charges.

Other Income

Zebra’s non-operating income and expense items are summarized in the following table (in thousands):

	Year Ended
	December 31, 2009	December 31, 2008
Investment income (loss)	$2,933	$1,281
Foreign exchange gain (loss)	(45)	3,518
Other, net	(1,167)	(1,366)

Total other income (loss)	$1,721	$3,433

Rate of Return Analysis:
Average cash and marketable securities balances	$235,803	$253,033
Annualized rate of return	1.2%	0.5%

Investment income for 2009 would have been $958,000 higher due to write-downs recorded in 2009 related to losses on equity investments. Investment income for 2008 would have been $7,271,000 higher due to losses related to the write-down of an auction rate security of $4,374,000 and a long term equity investment in the amount of $2,897,000 in 2008. Excluding these write-downs, investment income for 2009 would have been $3,891,000 compared to $8,552,000 in 2008. Excluding the 2008 write-downs, Zebra’s annualized rate of return would have been 3.4% for 2008, while the 2009 rate of return would have been 1.6%. The investment income for 2008 was higher due to interest rates being higher in 2008 and Zebra’s cash balances also being higher throughout 2008. Cash and marketable securities balances for 2009 have decreased compared to 2008 as a result of payments for acquisitions and for the repurchase of Zebra Class A common stock.

Operating Income (Loss)

The increase in operating income for 2009 over 2008 is the result of cost containment efforts, reduced exit, restructuring and integration costs and the impairment charge recorded in 2008. The operating loss for 2008 is the result of the impairment charges which totaled $157,600,000. See Note 13 of the Consolidated Financial Statements included in this Annual Report on Form 10-K for a more detailed discussion of the asset impairment charges. Also significantly contributing to the operating loss in 2008 were exit, restructuring and integrations costs of $20,009,000, offset by the WhereNet litigation claim settlement of $5,302,000.

Income Taxes

The effective income tax rate for 2009 was 33.2%. The effective income tax rate for 2008 was not meaningful because a substantial portion of the impairment charges recorded in the fourth quarter of 2008 was not deductible for income tax purposes.

Business Groups

Specialty Printing Group - Year to date

(Amounts in thousands, except percentages)

	Year Ended		Percent Change	Percent of Net Sales - 2009	Percent of Net Sales - 2008
	December 31, 2009	December 31, 2008
Net Sales
Tangible products	$688,057	$851,561	(19.2)	95.2	96.5
Service & software	34,499	30,898	11.7	4.8	3.5

Net sales	722,556	882,459	(18.1)	100.0	100.0

Cost of Sales
Tangible products	392,298	439,471	(10.7)	54.3	49.8
Service & software	18,013	14,866	21.2	2.5	1.7

Cost of sales	410,311	454,337	(9.7)	56.8	51.5

Gross profit	312,245	428,122	(27.1)	43.2	48.5
Operating expenses	164,124	221,934	(26.0)	22.7	25.1

Operating income	$148,121	$206,188	(28.2)	20.5	23.4

Specialty Printing Group – Year to date

Net sales for SPG decreased 18.1% for 2009 as compared to 2008, with comparable percentage declines in all regions, except for APAC which decreased modestly more than the other regions. New printer products (defined as printers released within 18 months prior to the end of the applicable fiscal period) accounted for 9.0% of printer sales during 2009, compared with 19.1% of printer sales for 2008.

Our international SPG sales are denominated in multiple currencies, primarily the U.S. dollar, British pound and euro. This diversity causes our reported sales to be subject to fluctuations based on changes in currency rates. The stronger U.S. dollar to the euro and the pound had a negative impact of approximately $21,890,000, net of hedges, on sales during 2009 compared with 2008. We typically hedge a portion of anticipated euro-denominated sales to partially protect Zebra against exchange rate movements. For the year, this program resulted in a gain on hedges of $603,000.

Gross profit margin for SPG was affected by unfavorable foreign currency rate movements, which decreased year to date gross profit versus 2008 gross profit by $16,745,000, net of hedges. Lower volume and a less favorable product mix reduced gross margins. Outsourcing of our manufacturing operations resulted in favorable improvement to gross margin in 2009.

Lower overall operating expenses resulted from decreases in payroll costs, business development costs, recruiting and relocation costs, outside commissions, project costs, travel and entertainment expenses, and offsite meetings. Much of the decreased payroll and benefit costs were a result of lower staffing levels and cost reduction initiatives. Amortization of intangibles was reduced by $3,010,000 for 2009 as compared to 2008 due to asset write-downs taken in 2008.

Printer unit volumes and average selling price information is summarized below:

	Year Ended December 31,		Percent
	2009	2008	Change
Total printers shipped	850,230	972,478	(12.6)
Average selling price of printers shipped	$527	$594	(11.3)

For 2009, unit volumes decreased in nearly all printer product lines compared to the same periods of 2008, with notable volume decreases in high-performance and midrange table top, partially offset by an increase in kiosk volumes.

Operating expenses for SPG are summarized below (in thousands):

	Year Ended
	December 31, 2009	December 31, 2008	Increase/(Decrease)
Payroll and benefit costs	$97,010	$115,461	$(18,451)
Business development	15,530	22,395	(6,865)
Project expenses	4,411	6,609	(2,198)
Travel & entertainment	5,416	7,198	(1,782)
Sales meeting expenses	441	3,109	(2,668)
Exit and restructuring costs	7,819	16,488	(8,669)
Impairment charges	—	14,680	(14,680)
Loss (gain) on sale of assets & equipment	802	(1,101)	1,903
Facility relocation costs	5	1,092	(1,087)
Amortization expense	2,754	5,764	(3,010)
Stock options	3,787	5,151	(1,364)
Other changes	26,149	25,088	1,061

Total operating expenses	$164,124	$221,934	$(57,810)

Lower operating expenses for 2009 compared to 2008 resulted from decreases in payroll costs primarily from lower staffing levels and reduced spending as part of a corporate wide initiative to reduce costs in a challenging economy.

Exit and restructuring costs decreased in 2009 as compared to 2008 due to the reduction in activities associated with the transfer of our printer manufacturing to a third-party manufacturer and the closure in 2008 of our Warwick, Rhode Island, supplies manufacturing facility. Restructuring costs relate to organizational changes made in December 2008. Facility relocation costs relate to the move of our UK facility into a new location. Amortization of intangibles decreased due to impairments recorded in the fourth quarter of 2008. Impairment charges relate to the write-down of intellectual property from changes in valuations related to current economic conditions and the business outlook. The above reductions were partially offset by increases in general and administrative expenses for consulting and benefit costs in 2009.

Zebra Enterprise Solutions - Year to date

(Amounts in thousands, except percentages)

	Year Ended		Percent Change	Percent of Net Sales - 2009	Percent of Net Sales - 2008
	December 31, 2009	December 31, 2008
Net Sales
Tangible products	$12,987	$20,025	(35.1)	16.0	21.2
Service & software	68,042	74,216	(8.3)	84.0	78.8

Net sales	81,029	94,241	(14.0)	100.0	100.0
Cost of Sales
Tangible products	9,429	12,737	(26.0)	11.6	13.5
Service & software	23,124	30,322	(23.7)	28.5	32.2

Cost of sales	32,553	43,059	(24.4)	40.2	45.7

Gross profit	48,476	51,183	(5.3)	59.8	54.3
Operating expenses	63,730	217,149	(70.7)	78.7	230.4

Operating loss	$(15,254)	$(165,966)	(90.8)	(18.9)	(176.1)

Zebra Enterprise Solutions – Year to date

ZES sales decreased 14.0% for 2009 as compared to 2008 primarily due to the severely challenging economic conditions of ZES’ key markets, namely maritime and automotive markets. Sales declined in hardware and services but remained steady in license fees and maintenance support. Margins improved in services provided to customers due to reduced service costs.

ZES operating expenses for 2009 were lower than the 2008 level due to lower staffing levels which were offset by increased benefit costs and contract employees. Other operating expenses reductions resulted from cost containment efforts, collection of previously reserved accounts, reduced outside service costs, and lower amortization of intangibles due to asset write-downs in the fourth quarter of 2008. Amortization of intangibles was reduced by $5,099,000 for 2009 as compared to 2008. Included in operating expenses for 2008 is a $5,302,000 expense reduction related to a payment received from an escrow claim settlement related to our prior acquisition of WhereNet. See Note 5 of the Notes to the Consolidated Financial Statements for further information related to the WhereNet escrow claim net settlement and Note 13 for further information related to the impairment charges.

ZES operating expenses are summarized below (in thousands):

	Year Ended		Increase/(Decrease)
	December 31, 2009	December 31, 2008
Payroll and benefit costs	$37,576	$36,841	$735
Outside professional services	1,696	5,869	(4,173)
Research & development	149	1,827	(1,678)
Travel & entertainment	2,569	4,510	(1,941)
Office services and supplies	599	(1,052)	1,651
Offsite meetings	(16)	673	(689)
Building allocation	(1,696)	(572)	(1,124)
Bad debt expense	(74)	937	(1,011)
Exit and restructuring	1,004	—	1,004
ZES integration	3,206	3,359	(153)
Impairment charges	(1,059)	142,920	(143,979)
Amortization expense	7,712	12,811	(5,099)
WhereNet escrow claim net settlement	—	(5,302)	5,302
Other changes	12,064	14,328	(2,264)

Total increase (decrease)	$63,730	$217,149	$(153,419)

Comparison of Years Ended December 31, 2008 and 2007

Consolidated Results of Operations

(Amounts in thousands, except percentages):

	Year Ended

	December 31, 2008	December 31, 2007	Percent Change	Percent of Net Sales - 2008	Percent of Net Sales - 2007

Net Sales
Tangible products	$871,587	$825,479	5.6	89.2	95.1
Service & software	105,113	42,800	145.6	10.8	4.9

Total net sales	976,700	868,279	12.5	100.0	100.0
Cost of Sales
Tangible products	452,208	429,113	5.4	46.3	49.5
Service & software	45,187	22,048	105.0	4.6	2.5

Total cost of sales	497,395	451,161	10.2	50.9	52.0

Gross profit	479,305	417,118	14.9	49.1	48.0
Operating expenses	494,651	273,933	80.6	50.6	31.5

Operating income (loss)	(15,346)	143,185	(110.7)	(1.5)	16.5
Other income	3,433	24,190	(85.8)	(0.3)	2.8

Income (loss) before income taxes	(11,913)	167,375	(107.1)	1.2	19.3
Income taxes	26,508	57,262	(53.7)	2.7	6.6

Net income (loss)	$(38,421)	$110,113	(134.9)	3.9	12.7

Diluted earnings (loss) per share	$(0.60)	$1.60

Sales for all of 2008 increased by 12.5% compared to 2007. All geographic regions contributed to this growth, which was also aided by sales related to the acquisitions we made in 2007 to form our ZES business group. Gross profit margin also increased principally because of favorable foreign exchange rates and product mix due to the sale of higher margin ZES products. Increased operating expenses were due to our ZES acquisitions, increased amortization of intangibles and costs related to the integration and restructuring of our businesses.

Net Sales

Net sales by product category, percent change, and percent of total net sales for 2008 and 2007 were as follows (in thousands, except percentages):

	Year Ended December 31,		Percent	Percent of	Percent of

Product Category	2008	2007	Change	Net Sales - 2008	Net Sales - 2007

Hardware	$692,638	$656,974	5.4	70.9	75.7
Supplies	172,106	161,678	6.4	17.6	18.6
Service and software	105,113	42,801	145.6	10.8	4.9
Shipping and handling	6,843	6,826	0.2	0.7	0.8

Total net sales	$976,700	$868,279	12.5	100.0	100.0

The increase in service and software revenue in 2008 is primarily due to the acquisition of Navis. Navis’ sales have a high concentration of service and software. The Navis business, which constitutes a significant part of ZES, was not acquired until late in the fourth quarter of 2007.

Net sales to customers by geographic region, percent changes and percent of total net sales for 2008 and 2007 were as follows (in thousands, except percentages):

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

Printer unit volume increased 5.7%, with particular strength in mobile printers. Average unit prices declined principally because of a shift in product mix, with a decline in tabletop printers and relative strength of mobile and desktop printers. We also had ongoing strength in supplies, aftermarket and service revenues. Service and software increased 145.6% principally due to the acquisitions in ZES. Cash flow hedging activities decreased revenue in 2008 from 2007 by $12,354,000.

Gross Profit

Gross profit information is summarized below (in thousands, except percentages):

	December 31,		Percent	Percent of	Percent of
	2008	2007	Change	Net Sales - 2008	Net Sales - 2007
Year ended	$479,305	$417,118	14.9	49.1	48.0

Foreign currency movements, net of hedging activities, for the full year decreased gross profit by $1,140,000.

Selling and Marketing Expenses

Selling and marketing expenses are summarized below (in thousands, except percentages):

	December 31,		Percent	Percent of	Percent of
	2008	2007	Change	Net Sales - 2008	Net Sales - 2007
Year ended	$121,435	$114,116	6.4	12.4	13.1

Selling and marketing expenses changes, compared to the same periods in 2007, are due to the following (in thousands):

Year Ended December 31, 2008
Payroll and benefit costs	$4,020
Advertising and market development fund costs	1,614
Professional services expenses	1,588
Travel and entertainment expenses	1,194
Other changes	(1,097)

Total (decreases) increases	$7,319

These increases were related, in part, to recent ZES acquisitions, which increased selling and marketing expenses by $12,528,000 during 2008.

Research and Development Costs

The development of new products and enhancement of existing products are important to Zebra’s business and growth prospects. To maintain and build our product pipeline, we made investments in research and development, summarized below (in thousands, except percentages):

	December 31,		Percent	Percent of	Percent of
	2008	2007	Change	Net Sales - 2008	Net Sales - 2007
Year ended	$94,449	$65,480	44.2	9.7	7.5

Quarterly product development expenses fluctuate widely depending on the status of ongoing projects. We are committed to a long-term strategy of significant investment in product development. Changes in research and development costs, compared to the same periods in 2007, are due to the following (in thousands):

Year Ended December 31, 2008
Payroll and benefit costs	$20,270
Professional services expenses	2,594
Project expenses	2,197
Office services costs	2,265
Other changes	1,643

Total increases	$28,969

The majority of these increases were related to recent ZES acquisitions, which increased total research and development expenses by $18,833,000 for 2008.

General and Administrative Expenses

General and administrative expenses are summarized in the table below (in thousands, except percentages):

	December 31,		Percent	Percent of	Percent of
	2008	2007	Change	Net Sales - 2008	Net Sales - 2007
Year ended	$87,885	$81,356	8.0	9.0	9.4

Changes in general and administrative expenses, compared to the same periods in 2007, are due to the following (in thousands):

Year Ended December 31, 2008
Payroll and benefit costs	$(375)
Information systems and communications costs	1,065
Sales meeting expenses	2,228
Depreciation expenses	2,343
Other changes	1,268

Total (decreases) increases	$6,529

General and administrative expenses decreased in the fourth quarter due to a cost reduction program consisting primarily of headcount reductions implemented during the second half of 2008 in response to the current difficult business environment. Offsetting that, in part, were changes related to the ZES acquisitions, which increased general and administrative expenses by $6,640,000 for 2008.

Amortization of Intangible Assets

Amortization of intangible assets increased $7,447,000 during 2008 due to our acquisitions of Navis, LLC in December 2007 and Multispectral Solutions, Inc., in April 2008. See Note 5 of the Consolidated Financial Statements included in this Annual Report on Form 10-K for a more detailed discussion of the recent acquisitions.

Asset Impairment Charges

During the fourth quarter, Zebra recorded asset impairment charges in the amount of $157,600,000. These charges related to the write-down of assets related to our recent ZES acquisitions and intellectual property because of changes in valuations as a result of the current economic conditions and the business outlook. See Note 13 of the Consolidated Financial Statements included in this Annual Report on Form 10-K for a more detailed discussion of the asset impairment charges.

Exit, Restructuring and Integration Charges

For 2008, Zebra recorded exit costs in the amount of $13,997,000 related to the transfer of our printer manufacturing to a third-party manufacturer and the closure of our Warwick, Rhode Island, supplies manufacturing facility. We also recorded restructuring charges in the amount of $2,653,000 related to various organization changes we made in December 2008 in order to reduce costs. Integration costs related to the combination of our most recent acquisitions to form the Zebra Enterprise Solutions Group and were $3,359,000. See Note 22 of the Consolidated Financial Statements included in this Annual Report on Form 10-K for a more detailed discussion of the exit, restructuring and integration charges.

Operating Income (Loss)

Operating income (loss) is summarized in the following table (in thousands, except percentages):

	December 31,		Percent	Percent of	Percent of
	2008	2007	Change	Net Sales - 2008	Net Sales - 2007
Year ended	$ (15,346)	$143,185	NM	(1.6)	16.5

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

Non-Operating Income and Expenses

Zebra’s non-operating income and expense items are summarized in the following table (in thousands, except percentages):

	Year Ended December 31,
	2008	2007
Investment income	$1,281	$23,966
Foreign exchange gains	3,518	523
Other, net	(1,366)	(299)

Total other income	$3,433	$24,190

Rate of Return Analysis:
Average cash and marketable securities balances	$253,033	$420,184
Annualized rate of return	0.5%	5.7%

Cash and marketable securities balances and resulting investment income for 2008 have decreased substantially compared to 2007 as a result of payments for recent acquisitions and for the repurchase of Zebra Class A common stock. During the third quarter of 2008, Zebra recorded losses on an auction rate security in the amount of $4,374,000 and on a long-term equity investment which was included in other assets in the amount of $2,897,000. See Note 3 to the Consolidated Financial Statements for further discussion of the valuation of the auction rate securities. Excluding these writedowns, Zebra’s annualized rate of return would have been 3.4% for 2008.

During 2007, we liquidated all of our interests in our partnership holdings. As a result of these liquidations, we recorded investment income of $9,246,000 related to gains on the liquidations of the partnerships during 2007, $4,369,000 of which was recognized in the fourth quarter. Excluding these gains, Zebra’s 2007 annualized rate of return would have been 3.5% for the year.

Income Taxes

For the full year of 2008, the effective income tax rate was not meaningful because a substantial portion of the impairment charges was not deductible for income tax purposes. For 2007, the effective income tax rate was 34.2%.

Net Income (Loss)

Zebra’s net income (loss) is summarized below (in thousands, except per share amounts):

	Year Ended December 31,
	2008	2007
Net income (loss)	$(38,421)	$110,113
Diluted earnings (loss) per share	$(0.60)	$1.60

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

Business Groups

Specialty Printing Group

(Amounts in thousands, except percentages)

	Year Ended
	December 31, 2008	December 31, 2007	Percent Change	Percent of Net Sales - 2008	Percent of Net Sales - 2007
Net sales	$882,459	$833,034	5.9	100.0	100.0
Cost of sales	454,337	430,782	5.5	51.5	51.7

Gross profit	428,122	402,252	6.4	48.5	48.3
Operating expenses	221,934	188,661	17.6	25.1	22.6

Operating income	$206,188	$213,591	(3.5)	23.4	25.7

Year-over-year sales growth in our Latin America, Asia Pacific and North America regions offset sales weakness in EMEA related to more difficult general economic conditions in the region. New printer products (defined as printers released within 18 months prior to the end of the applicable fiscal period) as a percent of total printer product sales accounted for 19.1% of printer sales during 2008, compared with 11.1% of printer sales for 2007.

SPG had a strong year with its key accounts in 2008, which offset lower demand in the channel. In addition to shipments to retailers and small package delivery, we also experienced strong sales into healthcare, government and mobile workforce.

Our international sales are denominated in multiple currencies, primarily the dollar, pound and euro. This directly causes our reported sales to be subject to fluctuations based on changes in currency rates. To partially protect Zebra against these currency rate fluctuations, we hedge a portion of the anticipated euro-denominated sales. We estimate that foreign exchange movements of the euro and the pound versus the dollar had a negative impact of $1,945,000 on sales, net of the hedging activities. See Note 16 to the Consolidated Financial Statements included in this report for a more detailed discussion of our hedging program.

Printer unit volumes and average selling price information is summarized below:

	Year Ended December 31,		Percent
	2008	2007	Change
Total printers shipped	972,478	919,909	5.7
Average selling price of printers shipped	$594	$581	2.2

For 2008, unit volumes increased in our midrange and mobile printer lines while unit volumes decreased in the high-end tabletop and card printer lines compared to the comparable periods in 2007.

Gross profit margin for SPG was affected by unfavorable changes in product mix and foreign exchange rates. The impact of foreign currency rates in 2008 versus 2007, net of hedging activities, decreased gross profit by $1,140,000.

Operating expense changes for SPG in 2008 compared to 2007, are due to the following (in thousands):

Year Ended December 31, 2008
Payroll and benefit costs	$3,530
Trade show expenses	(1,013)
Advertising and market development fund costs	1,637
Professional services costs	1,890
Information technology expenses	(1,794)
Sales meeting expenses	1,508
Equity-based compensation expenses	(2,770)
Exit and restructuring costs	16,489
Impairment charges	14,680
Gain on sale of assets	(1,347)
Facility relocation costs	1,092
Other changes	(629)

Total increases	$33,273

The 2008 payroll and benefit cost increase includes approximately $550,000 for severance not related to the exit activities. Exit costs relate to the transfer of our printer manufacturing to a third-party manufacturer and the closure of our Warwick, Rhode Island supplies manufacturing facility. Restructuring costs relate to organization changes made in December 2008. See Note 22 to the Consolidated Financial Statements included in this Annual Report on Form 10-K for a more detailed discussion of the exit and restructuring costs. Facility relocation costs relate to the move of our High Wycombe, UK facility into a new location. Impairment charges relate to the writedown of intellectual property because of changes in valuations related to current economic conditions and the business outlook. See Note 13 of the Consolidated Financial Statements included in this Annual Report on Form 10-K for a more detailed discussion of the asset impairment charges.

During 2008, we completed a sale and leaseback transaction for our manufacturing facility located in Camarillo, California. Zebra received net proceeds of $14,796,000 against a net book value of $10,669,000. Of the $4,127,000 gain, $3,006,000 was deferred and will be applied against future rental payments, and $1,121,000 was recognized in general and administrative expenses.

Zebra Enterprise Solutions

(Amounts in thousands, except percentages)

	Year Ended
	December 31, 2008	December 31, 2007	Percent Change	Percent of Net Sales - 2008	Percent of Net Sales - 2007
Net sales	$94,241	$35,245	167.4	100.0	100.0
Cost of sales	43,059	20,379	111.3	45.7	57.8

Gross profit	51,183	14,866	244.3	54.3	42.2
Operating expenses	217,149	26,121	NM	230.4	74.1

Operating loss	$(165,966)	$(11,255)	NM	(176.1)	(31.9)

During 2007 and 2008, Zebra acquired four companies which have been combined to make up our Zebra Enterprise Solutions Group (ZES). On January 25, 2007, we acquired WhereNet Corp., a provider of active radio frequency identification (RFID) based wireless solutions used to track and manage enterprise assets. On July 2, 2007, we acquired proveo AG, a provider of complete hardware and software systems for tracking motorized vehicles using global positioning systems (GPS). On December 14, 2007, we acquired Navis Holdings, LLC, a provider of software solutions to optimize the flow of goods through marine terminals and other operations managing cargo movement through ports and intermodal facilities. On April 1, 2008, we acquired Multispectral Solutions Inc., a global provider of ultra wideband (UWB) real-time locating systems and other UWB-based technology. Together, these companies give Zebra the ability to deliver more high-value applications that help our customers identify, track and manage assets, transactions and people.

Gross margin for ZES in 2008 were significantly higher than in 2007 due to the margins of the software business added in late 2007, as a result of the Navis acquisition, being significantly higher than the hardware business we had in 2007.

Increases in ZES operating expenses in 2008 compared to 2007, are due to the following (in thousands):

Year Ended December 31, 2008
General operating expense increase related to businesses acquired	$41,459
Equity-based compensation expenses	3,152
Amortization expense	7,316
Acquired in process technology	(1,853)
Acquisition integration expenses	3,359
Impairment charges	142,920
WhereNet escrow claim net settlement	(5,302)
Other changes	(23)

Total increases	$191,028

The operating expenses for ZES for all of 2008 are not comparable to the operating expenses for 2007 because the operating expenses for 2007 do not include the financial results for all of those businesses. ZES’s results also reflect a reduction in operating expenses during the second half of 2008. These cost reduction efforts reduced ZES’s employee count by approximately 40. Operating expenses for 2008 reflect a writedown of assets in the amount of $142,920,000 related to our recent ZES acquisitions and intellectual property because of changes in valuations as a result of economic conditions and the business outlook late in 2008.

See Note 23 of the Notes to the Consolidated Financial Statements for further information related to acquisition integration expenses. See Note 13 for further information related to the impairment charges and Note 5 for further information related to the WhereNet escrow claim net settlement.

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

Growth Rebates

Some of our channel program partners are offered incentive rebates based on the attainment of specific growth targets related to products they purchase from us over a quarter or year. These rebates are recorded as a reduction to revenue. Each quarter, we estimate the amount of outstanding rebates and establish a reserve for them based on shipment history. Historically, actual rebates have been in line with our estimates.

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

•

We recognize license revenue under Accounting Standards Codification (“ASC”) 985 (formerly Statement of Position No. 97-2, “Software Revenue Recognition”, as amended by Statement of Position No. 98-9, “Software Revenue Recognition, With Respect to Certain Transactions”), when (1) a signed contract is obtained; (2) delivery of the product has occurred; (3) the license fee is fixed or determinable; and (4) collection is probable.

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

Investments and Marketable Securities

Investments and marketable securities at December 31, 2009, consisted of the following:

U.S. Government and agency securities	6.2%
Obligations of government sponsored enterprises (1)	5.2%
State and municipal bonds	80.5%
Corporate securities	8.1%

(1)	Includes investments in notes issued by the Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association and the Federal Home Loan Bank.

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

Trading and available-for-sale securities are recorded at fair value. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of discounts or premiums. Unrealized holding gains and losses on trading securities are included in earnings. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders’ equity until realized. As of December 31, 2009, Zebra’s investments in marketable debt securities are classified as available-for-sale. In addition, as of December 31, 2009, all of our investments in marketable debt securities with maturities greater than one year are classified as long-term investments on the balance sheet due to our ability to hold them until maturity.

See Note 3 in the Notes to the Consolidated Financial Statements included in this Form 10-K for the fair value discussion of auction rate security investment valuations.

Accounts Receivable

We have standardized credit granting and review policies and procedures for all customer accounts, including:

•	Credit reviews of all new customer accounts,
•	Ongoing credit evaluations of current customers,
•	Credit limits and payment terms based on available credit information,
•	Adjustments to credit limits based upon payment history and the customer’s current credit worthiness,
•	An active collection effort by regional credit functions, reporting directly to the corporate financial officers, and
•	Limited credit insurance on the majority of our international revenues.

We reserve for estimated credit losses based upon historical experience and specific customer collection issues. Over the last three years, accounts receivable reserves varied from 1.4% to 3.8% of total accounts receivable. Accounts receivable reserves as of December 31, 2009, were $2,186,000, or 1.4% of the balance due. We believe this reserve level is appropriate considering the quality of the portfolio as of December 31, 2009. While credit losses have historically been within expectations and the provisions established, we cannot guarantee that our credit loss experience will continue to be consistent with historical experience.

Inventories

We value our inventories at the lower of the actual cost to purchase or manufacture using the first-in, first-out (FIFO) method, or the current estimated market value. We review inventory quantities on hand and record a provision for excess and obsolete inventory based on forecasts of product demand and production requirements for the subsequent twelve months.

Over the last three years, our inventory reserves have ranged from 6.8% to 12.4% of gross inventory. As of December 31, 2009, inventory reserves were $9,054,000, or 10.2% of gross inventory. We believe this reserve level is appropriate considering the quantities and quality of the inventories as of December 31, 2009.

Valuation of Goodwill

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

Due to the deterioration of the economy and a significant reduction in the price of our stock, we performed an interim test of our goodwill in the fourth quarter of 2008 and determined that the goodwill associated with our ZES segment was impaired. See Note 13 of the Consolidated Financial Statements for further discussion of this impairment charge.

If we believe that one or more of the above indicators of impairment have occurred, we perform an impairment test. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. We generally determine the fair value of our reporting units using three valuation methods: Income Approach – Discounted Cash Flow Analysis, Market Approach – Guideline Public Company Method and Market Approach – Comparative Transactions Method.

Under the “Income Approach – Discounted Cash Flow Analysis” the key assumptions consider sales, cost of sales and operating expenses projected through the year 2015. These assumptions were determined by management utilizing our internal operating plan and assuming growth rates for revenues and operating expenses, and margin assumptions. The fourth key assumption under this approach is the discount rate which is determined by looking at current risk-free rates of capital, current market interest rates and the evaluation of risk premium relevant to the business segment. If our assumptions relative to growth rates were to change or were incorrect, our fair value calculation may change which could result in impairment. The company’s risk factors are discussed under Item 1A of this Form 10-K.

Under the “Market Approach – Guideline Company Method” we identified 12 publicly traded companies, including Zebra, which we believe have significant relevant similarities. For these 12 companies we calculated the mean ratio of invested capital to revenues and invested capital to EBITDA. Similar to the Income approach discussed above, sales, cost of sales, operating expenses and their respective growth rates were the key assumptions utilized. The market prices of Zebra and other guideline company shares are key assumptions. If these market prices increase, the estimated market value would increase. If the market prices decrease, the estimated market value would decrease.

Under the “Market Approach – Comparative Transactions Method” we looked at 22 market based transactions for companies that have similarities to our business segment, including similarities to one or more of the business lines, markets, growth prospects, margins and size. We calculated mean revenue and EBITDA multiples for the selected transactions. These multiples were applied to forecasted Zebra results for that segment to estimate market value. The key assumptions and impact to changes to those assumptions would be similar to those assumptions under the “Income Approach – Discounted Cash Flow Analysis” and the “Market Approach – Guideline Company Method”.

The results of these three methods are weighted based upon managements’ determination with more weighing upon the Income approach because it considers anticipated future financial performance. The Market approaches are based upon historical and current economic conditions which might not reflect the long term prospects or opportunities for our business segment being evaluated.

If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, we perform the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill.

Due to the deterioration of the economy and a significant reduction in the price of our stock, we determined that our goodwill from our recent ZES acquisitions was impaired requiring total estimated goodwill impairment charges of $113,679,000 at December 31, 2008. Upon completion of a detailed second step impairment analysis we recorded a credit of $1,495,000 in the second quarter of 2009 to adjust a portion of the original estimated goodwill impairment for ZES.

Valuation of Long-Lived and Other Intangible Assets

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

During the fourth quarter of 2008, we determined that certain impairment indicators related to identified intangible assets existed and conducted an additional impairment test of intangibles. Due to the deterioration of the economy and a significant reduction in the price of our stock, we determined that our other intangible assets consisting of our recent ZES acquisitions and intellectual property were impaired requiring total estimated impairment charges of $43,921,000 at December 31, 2008. The intangible asset impairment charges in our SPG segment were related primarily to radio frequency identification patents and patent rights. The intangible asset impairment charges in our ZES segment were related to customer relationships, technology, third party technology licenses and non-competition agreements. We recorded an impairment charge to a ZES intangible asset of $437,000 in 2009.

Net intangible assets, long-lived assets and goodwill amounted to $286,796,000 as of December 31, 2009.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2008	$—
Additions based on tax positions related to 2008	4,000
Additions based on tax positions related to 2009	—

Balance at December 31, 2009	$4,000

Zebra’s continuing practice is to recognize interest and penalties related to income tax matters as part of income tax expense. For the years ended December 31, 2009 and December 31, 2008, we did not accrue any interest or penalties into income tax expense.

Zebra has concluded all U.S. federal income tax audits for years through 2006. The tax years 2005 through 2008 remain open to examination by multiple state taxing jurisdictions. Tax authorities in the United Kingdom have completed income tax audits for tax years through 2006.

Included in deferred tax assets are amounts related to federal and state net operating losses that resulted from our acquisition of WhereNet Corp. As of December 31, 2009, we had approximately $35,003,000 of federal net operating loss carryforwards available to offset future taxable income which expire in 2012 through 2022. As of December 31, 2009, we also had approximately $19,283,000 of state net operating loss carryforwards which expire in 2012 through 2022. Zebra’s intention is to utilize these net operating loss carryforwards to offset future income tax expense. Under the United States Tax Reform Act of 1986, the amounts of benefits from net operating loss carryforwards may be impaired or limited in certain circumstances, including significant changes in ownership interests. In addition, as of December 31, 2009 Zebra had approximately $8,326,000 of foreign net operating loss carryforwards which currently can be carried forward indefinitely.

The effective income tax rate for the year ended December 31, 2009 was 33.2%.

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

Equity-Based Compensation

As of December 31, 2009, Zebra had an active equity-based compensation plan and a stock purchase plan available for future grants. We accounted for these plans in accordance with ASC 505 and ASC 718 (formerly SFAS No. 123(R), Share-Based Payments). Zebra recognizes compensation costs using the straight-line method over the vesting period of 1 month to 5 years. See Notes 2 and 4 to the Consolidated Financial Statements included in the Form 10-K for further information.

Liquidity and Capital Resources

(Amounts in thousands, except percentages):

	Year Ended
Rate of Return Analysis:	December 31, 2009	December 31, 2008
Average cash and marketable securities balances	$235,803	$253,033
Annualized rate of return	1.2%	0.5%

Average cash and marketable securities balances for the year of 2009 decreased compared to 2008 as a result of continuing stock repurchases since the second quarter of 2008 and decreased cash provided by operations in 2009 versus 2008.

As of December 31, 2009, Zebra had $246,721,000 in cash, restricted cash, investments and marketable securities, compared with $224,886,000 at December 31, 2008. Factors affecting cash and investment balances during 2009 include the following (changes below include the impact of foreign currency):

•

Operations provided cash in the amount of $105,698,000, primarily from net income, collection of receivables and reduced inventory levels as a result of reduced demand and printer manufacturing outsourcing.

•	Accounts receivable decreased $8,747,000 because of lower sales and successful collection efforts. Days sales outstanding improved from 66 days to 62 days.
•	Inventories decreased $22,315,000 because of lower sales, consumption of raw materials and outsourcing of operations.
•	Accounts payable decreased $16,105,000, due to the timing of vendor payments and decreased purchasing as a result of reduced demand.
•	Accrued liabilities decreased $16,315,000, due to the payment of payroll-related expenses and reduced foreign exchange forward contract liabilities associated with hedges.
•	Deferred revenue increased $4,966,000 as a result of acquiring more long-term contracts in our ZES business.
•	Taxes payable decreased $2,008,000 due to the timing of tax payments made in 2009.
•	Purchases of property and equipment totaled $24,890,000.
•	Net sales of investments totaled $56,020,000.
•	Purchases of treasury shares totaled $65,445,000. Zebra made open market repurchases of our shares under authorizations of the Board of Directors announced February 25, 2008 and October 27, 2008.
•	Stock option exercises and purchases under the stock purchase plan contributed $4,972,000.

Management believes that existing capital resources and funds generated from operations are sufficient to finance anticipated capital requirements.

In February 2008, we announced that printer manufacturing is being transferred to a third-party manufacturer. This transition was substantially completed in 2009. See Note 22 to our Consolidated Financial Statements in this Annual Report on Form 10-K for further discussion.

Contractual Obligations

Zebra’s contractual obligations as of December 31, 2009 were (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$42,043	$12,008	$18,503	$9,236	$2,296
Deferred compensation liability	3,155	—	—	—	3,155
Deferred revenue	30,060	24,082	5,978	—	—
Purchase obligations	47,336	47,336	—	—	—

Total	$122,594	$83,426	$24,481	$9,236	$5,451

Purchase obligations are for purchases made in the normal course of business to meet operational requirements, primarily raw materials.

On August 14, 2008, Zebra entered into a revolving credit agreement for a five-year $100 million revolving credit facility. The loans under this credit agreement will be available for general corporate purposes of Zebra and its subsidiaries in the ordinary course of business and other purposes permitted by the agreement. As of December 31, 2009, we had established letters of credit amounting to $4,170,000, which reduce the funds available for borrowing under the agreement. No amounts were outstanding under the credit agreement as of December 31, 2009.

Management believes that existing capital resources and funds generated from operations are sufficient to finance anticipated capital requirements.

Recently Issued Accounting Pronouncements

In May 2008, the FASB issued ASC 105 (formerly SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles). This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States. Any effect of applying the provisions of this Statement shall be reported as a change in accounting principle in accordance with ASC 250 (formerly SFAS No. 154, Accounting for Changes and Error Corrections). This standard did not have a significant effect upon our consolidated financial statements.

In October 2008, the FASB issued ASC 820 (formerly FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active). The position statement was effective upon issuance. The statement provides guidance for valuing assets that are no longer in active markets. This standard did not have a significant effect upon our consolidated financial statements.

In April 2009, the FASB issued ASC 825 (formerly FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments) a statement of position that will require companies to provide disclosures required by ASC 825 (formerly FASB No. 107, Disclosures about Fair Value of Financial Instruments). The position statement is effective for interim reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. This standard did not have a significant effect upon our consolidated financial statements.

In April 2009, the FASB issued ASC 320 (formerly FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-than-Temporary Impairments) which amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This statement does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The position statement is effective for interim and annual reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009 is not permitted. This standard did not have a significant effect upon our consolidated financial statements.

In April 2009, the FASB issued ASC 820 (formerly FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly). ASC 820 provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This ASC also includes guidance on identifying circumstances that indicate a transaction is not orderly. ASC 820 becomes effective for interim and annual reporting periods after June 15, 2009 and shall be applied prospectively. This standard did not have a significant effect upon our consolidated financial statements.

In May 2009, the FASB issued ASC 855 (formerly SFAS 165, Subsequent Events) which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued. In particular, the standard addresses: the period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. The statement is effective for interim and annual reporting periods ending after June 15, 2009. This standard did not have a significant effect upon our consolidated financial statements.

In June 2009, the FASB issued ASC 105 (formerly SFAS 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB SFAS No. 162) which would make the FASB Accounting Standards Codification (“ASC”) the single source of authoritative accounting and reporting standards applicable for all nongovernmental entities, with the exception of guidance issued by the SEC and its staff. The ASC does not change GAAP; instead, it introduces a new structure that is organized into user-friendly research system. The ASC reorganizes thousands of GAAP pronouncements into approximately 90 accounting topics using a consistent structure. The statement is effective for interim and annual reporting periods ending after September 15, 2009. This standard did not have a significant effect upon our consolidated financial statements.

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

Zebra mitigates interest rate risk with an investment policy that requires the use of outside professional investment managers, specified investment liquidity levels, and broad diversification across investment strategies, and which limits the types of investments that may be made. Moreover, the policy requires due diligence of each investment manager both before employment and on an ongoing basis.

The following table sets forth the impact of a one-percentage point movement in interest rates on the value of Zebra’s investment portfolio (in thousands, except per share data).

	As of December 31,
Interest rate sensitive instruments	2009	2008
+1 percentage point movement
Effect on Pretax Income	$(2,284)	$(1,894)
Effect on Diluted EPS (after tax)	$(0.04)	$(0.02)
-1 percentage point movement
Effect on Pretax Income	$2,284	$1,894
Effect on Diluted EPS (after tax)	$0.04	$0.02

Because these securities are classified as available-for-sale under ASC 320 (formerly SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities), the impact of a one-percentage point movement in interest rates occurs over an extended period of time as investments are sold and the funds are subsequently reinvested.

Foreign Exchange Risk

We conduct business in over 100 countries throughout the world and, therefore, at times are exposed to risk based on movements in foreign exchange rates. On occasion, we invoice customers in their local currency and have a resulting foreign currency denominated revenue transaction and accounts receivable. We also purchase certain raw materials and other items in foreign currencies. We manage these risks using derivative financial instruments. See Note 16 of the Notes to the Consolidated Financial Statements included in this form 10-K for further discussions of hedging activities.

The following table sets forth the impact of a ten percent movement in the dollar/pound and dollar/euro rates measured as if Zebra did not engage in the selective hedging practices described above and in Note 16. It is based on the dollar/euro and dollar/pound exchange rates and euro and pound denominated assets and liabilities (in thousands, except per share data).

	As of December 31,
Foreign exchange	2009	2008
Dollar/pound
Effect on Pretax Income	$575	$579
Effect on Diluted EPS (after tax)	$0.01	$0.01
Dollar/euro
Effect on Pretax Income	$2,805	$1,620
Effect on Diluted EPS (after tax)	$0.05	$0.02
Euro/pound
Effect on Pretax Income	$1,971	$4,469
Effect on Diluted EPS (after tax)	$0.03	$0.05

Equity Price Risk

Zebra’s investment manager uses a variety of investment strategies, some of which involve the use of equity securities. Zebra utilizes a Value-at-Risk (VaR) model to determine the maximum potential one-day loss in the fair value of its interest rate, foreign exchange and equity price sensitive instruments.

The following table sets forth the impact of a ten percent change in the value of all equity positions held by Zebra’s investments (in thousands, except per share data).

	As of December 31,
Equity price sensitive instruments	2009	2008
+10 percent movement
Effect on Pretax Income	$0	$25
Effect on Diluted EPS (after tax)	$0.00	$0.00
-10 percent movement
Effect on Pretax Income	$(0)	$(25)
Effect on Diluted EPS (after tax)	$(0.00)	$(0.00)

From time to time, Zebra has taken direct equity positions in companies. These investments relate to potential acquisitions and other strategic business opportunities. To the extent that it has a direct investment in the equity securities of another company, Zebra is exposed to the risks associated with such investments. However, at the end of 2009, Zebra held no equity positions.

Item 8.	Financial Statements and Supplementary Data

The financial statements and schedule of Zebra are annexed to this report as pages F-2 through F-38. An index to such materials appears on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this Form 10-K. The evaluation was conducted under the supervision of our Disclosure Committee, and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in this Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by us in our reports that we file or furnish under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on this assessment and those criteria, our management believes that, as of December 31, 2009, our internal control over financial reporting is effective. Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on Zebra’s internal control over financial reporting. Ernst & Young LLP’s report is included on page 56 of this report on Form 10-K.

Changes in Internal Control over Financial Reporting

In January 2008, Zebra began a program to update substantially all of its key financial systems over a three year period. As pieces of these systems are completed, they will be subject to the requirements related to internal control over financial reporting. The requirements for internal control over financial reporting will be a fundamental element of the design and implementation of these systems. During 2009, we implemented the following financial systems modules in our U.S. facilities: human resources, procurement and payables, payroll, and portions of our general ledger. In 2009, we made additional changes to our controls and procedures as part of our ongoing monitoring of our controls. However, none of these changes has materially affected, or is reasonably likely to materially affect, and there were no other changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on the Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within Zebra have been prevented or detected.

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

We have audited Zebra Technologies Corporation internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Zebra Technologies Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Zebra Technologies Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Zebra Technologies Corporation as of December 31, 2009 and 2008, and the related consolidated statements of earnings (loss), comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 and the schedule listed in the index at Item 15, our report dated February 23, 2010 expressed an unqualified opinion thereon.

/s/Ernst & Young LLP

Chicago, Illinois

February 23, 2010

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

The information in response to this item is incorporated by reference from the Proxy Statement sections entitled “Executive Compensation,” “Compensation Discussion and Analysis,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information in response to this item is incorporated by reference from the Proxy Statement sections entitled “Ownership of our Common Stock” and “Equity Compensation Plan Information.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information in response to this item is incorporated by reference from the Proxy Statement section entitled “Corporate Governance.”

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 19th day of February 2010.

ZEBRA TECHNOLOGIES CORPORATION
By: /s/ Anders Gustafsson
Anders Gustafsson
Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, the report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/Anders Gustafsson Anders Gustafsson	Chief Executive Officer and Director (Principal Executive Officer)	February 23, 2010

/s/Gerhard Cless Gerhard Cless	Executive Vice President, Director	February 23, 2010

/s/ Michael C. Smiley Michael C. Smiley	Chief Financial Officer (Principal Financial Officer)	February 23, 2010

/s/Todd R. Naughton Todd R. Naughton	Vice President, Finance (Principal Accounting Officer)	February 23, 2010

/s/Michael A. Smith Michael A. Smith	Director and Chairman of the Board of Directors	February 23, 2010

/s/ Andrew Ludwick Andrew Ludwick	Director	February 23, 2010

/s/Ross W. Manire Ross W. Manire	Director	February 23, 2010

/s/Robert J. Potter Robert J. Potter	Director	February 23, 2010

/s/ Richard Keyser Richard Keyser	Director	February 23, 2010

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

All other financial statement schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or related notes.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

of Zebra Technologies Corporation:

We have audited the accompanying consolidated balance sheets of Zebra Technologies Corporation (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of earnings (loss), comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index referenced in Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Zebra Technologies Corporation at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Zebra Technologies Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2010 expressed an unqualified opinion thereon.

/s/Ernst & Young LLP

Chicago, Illinois

February 23, 2010

ZEBRA TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	December 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$38,943	$33,267
Restricted cash	1,725	1,639
Investments and marketable securities	114,064	85,654
Accounts receivable, net of allowances of $2,186 in 2009 and $2,734 in 2008	150,992	152,679
Inventories, net	79,926	100,199
Deferred income taxes	10,792	11,679
Income taxes receivable	4,724	2,697
Prepaid expenses and other current assets	9,771	9,004

Total current assets	410,937	396,818

Property and equipment at cost, net of accumulated depreciation and amortization	77,589	75,363
Long term deferred income taxes	35,842	51,251
Goodwill	153,225	151,356
Other intangibles, net	55,982	66,359
Long term investments and marketable securities	91,989	104,326
Other assets	4,915	5,405

Total assets	$830,479	$850,878

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$28,137	$38,152
Accrued liabilities	52,591	67,911
Deferred revenue	24,082	18,366
Income taxes payable	—	558

Total current liabilities	104,810	124,987
Deferred rent	4,108	4,903
Other long-term liabilities	9,432	10,250

Total liabilities	118,350	140,140

Commitments and contingencies (Note 17)

Stockholders’ equity:
Preferred stock	—	—
Class A Common Stock	722	722
Additional paid-in capital	136,104	144,861
Treasury stock	(385,831)	(344,147)
Retained earnings	969,195	922,091
Accumulated other comprehensive income (loss)	(8,061)	(12,789)

Total stockholders’ equity	712,129	710,738

Total liabilities and stockholders’ equity	$830,479	$850,878

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

(Amounts in thousands, except per share data)

	Year Ended December 31,
	2009	2008	2007
Net sales
Net sales of tangible products	$701,044	$871,587	$825,479
Revenue from services and software	102,541	105,113	42,800

Total net sales	803,585	976,700	868,279

Cost of sales
Cost of sales of tangible products	401,727	452,208	429,113
Cost of services and software	41,137	45,187	22,048

Total cost of sales	442,864	497,395	451,161

Gross profit	360,721	479,305	417,118

Operating expenses:
Selling and marketing	100,199	121,435	114,116
Research and development	85,089	94,449	65,480
General and administrative	85,032	87,885	81,356
Amortization of intangible assets	10,466	18,575	11,128
Litigation/claim settlement	—	(5,302)	—
Acquired in-process technology	—	—	1,853
Exit, restructuring and integration costs	12,191	20,009	—
Asset impairment charges	(1,058)	157,600	—

Total operating expenses	291,919	494,651	273,933

Operating income (loss)	68,802	(15,346)	143,185

Other income (expense):
Investment income	2,933	1,281	23,966
Foreign exchange gain (loss)	(45)	3,518	523
Other, net	(1,167)	(1,366)	(299)

Total other income	1,721	3,433	24,190

Income (loss) before income taxes	70,523	(11,913)	167,375

Income taxes	23,419	26,508	57,262

Net income (loss)	$47,104	$(38,421)	$110,113

Basic earnings (loss) per share	$0.79	$(0.60)	$1.61
Diluted earnings (loss) per share	$0.79	$(0.60)	$1.60

Basic weighted average shares outstanding	59,306	64,524	68,463
Diluted weighted average and equivalent shares outstanding	59,425	64,524	68,908

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Amounts in thousands)

	Year Ended December 31,
	2009	2008	2007
Net income (loss)	$47,104	$(38,421)	$110,113

Other comprehensive income (loss):
Foreign currency translation adjustment	3,972	(22,991)	2,277
Unrealized gain/(loss) on hedging transactions, net of income taxes	19	5,750	(5,205)
Unrealized holding gains/(loss) on investments, net of income taxes	737	(543)	1,111

Comprehensive income (loss)	$51,832	$(56,205)	$108,296

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands)

	Class A Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2006	$722	$139,083	$(119,335)	$850,399	$6,812	$877,681
Repurchase of 3,038,389 shares of Class A Common Stock	—	—	(107,390)	—	—	(107,390)
Issuance of 578,608 treasury shares upon exercise of stock options, purchases under stock purchase plan and grants of restricted stock awards	—	(13,292)	21,667	—	—	8,375
Additional tax benefit resulting from exercise of options	—	664	—	—	—	664
Equity-based compensation	—	15,067	—	—	—	15,067
Net income	—	—	—	110,113	—	110,113
Unrealized holding gain on investments (net of income taxes)	—	—	—	—	1,111	1,111
Unrealized holding loss on hedging transactions (net of income taxes)	—	—	—	—	(5,205)	(5,205)
Foreign currency translation adjustment	—	—	—	—	2,277	2,277
Balance at December 31, 2007	$722	$141,522	$(205,058)	$960,512	$4,995	$902,693
Repurchase of 6,008,232 shares of Class A Common Stock	—	—	(157,582)	—	—	(157,582)
Issuance of 499,576 treasury shares upon exercise of stock options, purchases under stock purchase plan and grants of restricted stock awards	—	(11,348)	18,493	—	—	7,145
Additional tax benefit resulting from exercise of options	—	(275)	—	—	—	(275)
Equity-based compensation	—	14,962	—	—	—	14,962
Net loss	—	—	—	(38,421)	—	(38,421)
Unrealized holding loss on investments (net of income taxes)	—	—	—	—	(543)	(543)
Unrealized holding gain on hedging transactions (net of income taxes)	—	—	—	—	5,750	5,750
Foreign currency translation adjustment	—	—	—	—	(22,991)	(22,991)
Balance at December 31, 2008	$722	$144,861	$(344,147)	$922,091	$(12,789)	$710,738
Repurchase of 3,173,182 shares of Class A Common Stock	—	—	(65,445)	—	—	(65,445)
Issuance of 691,176 treasury shares upon exercise of stock options, purchases under stock purchase plan and grants of restricted stock awards	—	(18,789)	23,761	—	—	4,972
Additional tax benefit resulting from exercise of options	—	(1,435)	—	—	—	(1,435)
Equity-based compensation	—	11,467	—	—	—	11,467
Net income	—	—	—	47,104	—	47,104
Unrealized holding gain on investments (net of income taxes)	—	—	—	—	737	737
Unrealized holding gain on hedging transactions (net of income taxes)	—	—	—	—	19	19
Foreign currency translation adjustment	—	—	—	—	3,972	3,972
Balance at December 31, 2009	$722	$136,104	$(385,831)	$969,195	$(8,061)	$712,129

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net income (loss)	$47,104	$(38,421)	$110,113
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	32,913	38,581	26,902
Equity-based compensation	11,467	14,962	15,067
Asset impairment charges	(1,058)	157,600	—
Impairment of investments	958	7,271	—
Excess tax benefit from share-based compensation	(13)	(192)	(921)
Loss (gain) on sale of assets	829	(1,121)	—
Acquired in-process technology	—	—	1,853
Deferred income taxes	12,550	(23,138)	(5,477)
Changes in assets and liabilities, net of businesses acquired:
Accounts receivable, net	8,747	(21,891)	4,453
Inventories, net	22,315	(26,222)	(134)
Other assets	(733)	(2,758)	(1,321)
Accounts payable	(16,105)	17,891	(3,418)
Accrued liabilities	(16,315)	1,429	16,804
Deferred revenue	4,966	11,281	(325)
Income taxes payable	(2,008)	(1,002)	(1,337)
Other operating activities	81	4,012	(4,139)

Net cash provided by operating activities	105,698	138,282	158,120

Cash flows from investing activities:
Purchases of property and equipment	(24,890)	(40,889)	(22,070)
Proceeds from sale of asset	—	14,796	—
Acquisition of businesses, net of cash acquired	—	(18,588)	(286,761)
Acquisition of intangible assets	(425)	(1,384)	(4,800)
Purchases of investments	(329,292)	(723,791)	(1,025,089)
Maturities of investments	257,936	592,749	915,015
Sales of investments	56,020	198,541	366,964

Net cash provided by (used in) investing activities	(40,651)	21,434	(56,741)

Cash flows from financing activities:
Purchase of treasury shares	(65,445)	(157,582)	(112,094)
Proceeds from exercise of stock options and stock purchase plan purchases	4,972	7,145	8,375
Excess tax benefit from share-based compensation	13	192	921

Net cash used in financing activities	(60,460)	(150,245)	(102,798)

Effect of exchange rate changes on cash	1,089	(14,415)	(18)

Net increase (decrease) in cash and cash equivalents	5,676	(4,944)	(1,437)
Cash and cash equivalents at beginning of year	33,267	38,211	39,648

Cash and cash equivalents at end of year	$38,943	$33,267	$38,211

Supplemental disclosures of cash flow information:
Income taxes paid	10,742	49,092	62,130
Supplemental disclosures of non-cash transaction:
Sale of investments not received in 2007	—	—	21,925

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 Description of Business

Zebra Technologies Corporation and its wholly-owned subsidiaries (Zebra) design, manufacture, sell and support a broad range of direct thermal and thermal transfer label printers, radio frequency identification printer/encoders, dye sublimation card printers, related accessories and support software. These products are used principally in automatic identification (auto ID), data collection and personal identification applications and are distributed world-wide through a network of resellers, distributors and end users representing a wide cross-section of industrial, service and government organizations.

In 2007 and 2008, we acquired WhereNet Corp., proveo AG, Navis Holdings, LLC and Multispectral Solutions Inc., which we refer to as Zebra Enterprise Solutions Group (ZES). In 2008 and 2009, we integrated these businesses into a single business group and are reporting their results separately from our specialty printing business. Together, these ZES companies give Zebra the ability to deliver more high-value applications that help our customers identify, track and manage assets, transactions and people. We consider these solutions natural adjacencies to our core specialty printing business. The solutions these companies provide are sold on a contract basis and are typically installed over several quarters. These contracts cover a range of services, including design, installation and ongoing maintenance services.

Note 2 Summary of Significant Accounting Policies

Principles of Consolidation. These consolidated financial statements were prepared on a consolidated basis to include the accounts of Zebra and its wholly owned subsidiaries. All significant intercompany accounts, transactions and unrealized profit were eliminated in consolidation.

Fiscal Calendar. Zebra operates on a 4 week/4 week/5 week fiscal quarter, and each fiscal quarter ends on a Saturday. The fiscal year always begins on January 1 and ends on December 31. This fiscal calendar results in some fiscal quarters being either greater than or less than 13 weeks, depending on the days of the week those dates fall. During the 2009 fiscal year, our quarter end dates were as follows:

•	April 4,
•	July 4,
•	October 3, and
•	December 31.

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

Investments and Marketable Securities. Investments and marketable securities at December 31, 2009, consisted of U.S. government and agency securities, state and municipal bonds, corporate bonds, and other interests. Zebra classifies its debt and marketable equity securities in one of three categories: trading, available-for-sale or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those debt securities that Zebra has the ability and intent to hold until maturity. All securities not included in trading or held-to-maturity are classified as available-for-sale.

Trading and available-for-sale securities are recorded at fair value. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of discounts or premiums. Unrealized holding gains and losses on trading securities are included in earnings. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders’ equity until realized. As of December 31, 2009, all of our investments and marketable securities are classified as available-for-sale securities. In addition, all investments in marketable debt securities with maturities greater than one year are classified as long-term in the balance sheet due to our ability and intent to hold them until maturity.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2008	$—
Additions based on tax positions related to 2008	4,000
Additions based on tax positions related to 2009	—

Balance at December 31, 2009	$4,000

Zebra’s continuing practice is to recognize interest and penalties related to income tax matters as part of income tax expense. For the years ended December 31, 2009 and December 31, 2008, we did not accrue any interest or penalties into income tax expense.

Goodwill and Other Intangibles. Goodwill represents the unamortized excess of the cost of acquiring a business over the fair values of the net assets received at the date of acquisition. Goodwill is no longer being amortized, as required by ASC 350 (formerly Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets).

We test the impairment of goodwill each year or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We completed our last annual assessment during June 2009. At that time, no adjustment to goodwill was necessary due to impairment. Due to economic conditions in late 2008, we performed an additional assessment of our goodwill during December 2008 and found the goodwill of our Zebra Enterprise Solutions Group to be impaired. See Note 13 for further information related to goodwill impairment charges.

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

If we believe that one or more of the above indicators of impairment have occurred and the undiscounted cash flow test has failed in the case of amortizable assets, we measure impairment by comparing the carrying value of the asset group to its fair value, which is estimated by using projected discounted cash flows and using a discount rate that incorporates the risk inherent in the cash flows. Due to economic conditions in 2008, we performed an assessment of our identifiable intangibles during December 2008 and found that several of our identifiable intangible assets were impaired. See Note 13 for further information related to asset impairment charges.

Other intangible assets capitalized consist primarily of current technology, customer relationships and patents and patent rights. These assets are recorded at cost and amortized on a straight-line basis over a weighted-average life of 5.3 years, which approximates the estimated useful lives. Weighted average lives remaining by intangible asset class are as follows: Current technology 3.9 years; Patent and patent rights 3.0 years; Customer relationships 7.8 years. Accumulated amortization for these other intangible assets was $34,541,000 at December 31, 2009 and $23,394,000 at December 31, 2008.

Revenue Recognition. Revenue includes sales of hardware, supplies, software and services (including repair services, extended service contracts, and professional services). Product revenue is recognized once four criteria are met: (1) we have persuasive evidence that an arrangement exits; (2) delivery has occurred and title has passed to the customer, which happens at the point of shipment provided that no significant obligations remain; (3) the price is fixed and determinable; and (4) collectability is reasonably assured. We provide for an estimate of product returns based on historical experience. Revenue related to extended warranty and service contracts is recorded as deferred revenue and recognized over the life of the contract. Professional services revenue is recorded when performed. Zebra enters into sales transactions that include more than one product type. This bundle of products might include printers, current or future supplies, and services. When this type of transaction occurs, we allocate the purchase price to each product type based on the fair value of the individual products determined by vendor specific objective evidence. The revenue for each individual product is then recognized when the earning process for that product is complete. We enter into post-contract maintenance and support agreements. Revenues are recognized ratably over the service period and the cost of providing these services is expensed as incurred.

Zebra records payments to resellers of its product as reductions to revenue unless these payments meet the requirements for operating expense treatment under ASC 605 (formerly EITF 01-09 Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products). See the market development funds accounting policy for further details.

Revenue includes all customer billings for shipping and handling charges. The related costs of shipping and handling revenue are recorded as cost of goods sold.

ZES has fixed fee software implementation projects, for which we use the percentage of completion method for revenue recognition. Under this method of accounting, we recognize revenue based on the ratio of costs incurred to total estimated costs. Contract terms generally provide for progress billings on advance terms or based on completion of certain phases of the work. At December 31, 2009, unbilled revenue was $8,480,000 and receivables for contracts in progress included in accounts receivable were $14,682,000. At December 31, 2008, unbilled revenue was $9,801,000 and receivables for contracts in progress included in accounts receivable were $11,260,000.

Research and Development Costs. Research and development costs are expensed as incurred. These costs include:

•	Salaries, benefits, and other R&D personnel related costs,
•	Consulting and other outside services used in the R&D process,
•	Engineering supplies,
•	Engineering related information systems costs, and
•	Allocation of building and related costs.

Advertising. Advertising costs are expensed as incurred. Advertising expenses for the years ended December 31, 2009, 2008 and 2007 totaled $6,118,000, $7,318,000 and $6,361,000, respectively.

Market Development Funds. Zebra makes market development funds available to its resellers to support demand generation activity by the resellers. These funds require the reseller to provide specific services or benefits to Zebra and substantiate the fair value of such. Zebra reimburses resellers for agreed activities up to the fair value of the benefit received by Zebra. These payments are treated as marketing costs consistent with the requirements of ASC 605 (formerly EITF 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products). Any payments to resellers that do not meet these requirements are recorded as reductions to revenue.

Warranty. In general, Zebra provides warranty coverage of one year on SPG printers against defects in material and workmanship. SPG printheads are warranted for nine months and batteries are warranted for twelve months. Warranty coverage for most ZES hardware products is similar, with coverage periods ranging from 90 days to one year depending on the nature of the product. Battery based products, such as location tags, are covered by a 30 day warranty. For ZES software products, the warranty period is generally 90 days and provides coverage against defects in material and workmanship as well as performance materially in compliance with the accompanying documentation. A provision for warranty expense is recorded at the time of shipment and adjusted quarterly based on historical warranty experience. The following table is a summary of Zebra’s accrued warranty obligation (in thousands):

	Year Ended December 31,
Warranty Reserve	2009	2008	2007
Balance at the beginning of the year	$ 2,814	$ 3,411	$ 2,250
Warranty expense	4,629	4,094	6,522
Warranty payments	(3,630)	(4,691)	(5,361)

Balance at the end of the period	$ 3,813	$ 2,814	$ 3,411

In the European Union, we have an obligation to recycle printers. We reserve for this obligation based on the number of new printers sold after August 13, 2005, and printers sold prior to that date that are returned to us upon our sale of a new printer to a customer. The following is a summary of Zebra’s accrued recycling obligation (in thousands):

	Year Ended December 31,
Recycling Reserve	2009	2008	2007
Balance at the beginning of the year	$ 1,207	$ 3,706	$ 2,115
Recycling expense	324	1,664	1,580
Reserve adjustment	(640)	(3,757)	—
Recycling payments	(13)	(3)	—
Exchange rate impact	123	(403)	11

Balance at the end of the period	$ 1,001	$ 1,207	$ 3,706

During the second quarter of 2009 and 2008 we reviewed the environmental recycling reserves based on our experience of providing for such reserves and decreased our estimates as noted in the above schedule.

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

In accordance with ASC 815 (formerly SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities) we recognize derivative instruments and hedging activities as either assets or liabilities on the balance sheet and measure them at fair value. Gains and losses resulting from changes in fair value are accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting. See Note 16 for additional information on our derivatives and hedging activities.

Equity-Based Compensation. At December 31, 2009, Zebra had a general equity-based compensation plan and a stock purchase plan under which shares of our common stock was available for future grants and sales, and which are described more fully in Note 4. We account for these plans in accordance with ASC 505 and ASC 718 (formerly SFAS No. 123(R), Share-Based Payments). Zebra recognizes compensation costs using the straight-line method over the vesting period of 1 month to 5 years.

The compensation expense and the related income tax benefit for share-based payments were included in the Consolidated Statement of Earnings (Loss) as follows (in thousands):

	For the years ended December 31,
Compensation costs and related income tax benefit:	2009	2008	2007
Cost of sales	$1,198	$1,206	$1,607
Selling and marketing	1,954	2,849	2,977
Research and development	1,709	2,426	2,316
General and administration	6,606	8,083	8,167
Acquisition integration expenses	—	398	—

Total compensation expense	$11,467	$14,962	$15,067

Income tax benefit	$3,956	$5,162	$5,198

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

ASC 505 and ASC 718 requires the cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized (excess tax benefits) to be classified as financing cash flows. Excess tax benefits classified as financing cash flows were as follows (in thousands):

	For the years ended December 31,
	2009	2008	2007

Excess tax benefits classified as financing cash flows	$13	$192	$921

Deferred Compensation Plan. Zebra has a deferred compensation plan that permits directors, management and highly compensated employees to defer portions of their compensation. Zebra immediately pays deferred amounts into a Rabbi

Trust, and plan participants select a method of investing these funds into hypothetical investments. Zebra tracks the performance of these hypothetical investments in order to determine the value of each participant’s deferral. Zebra accrues the deferred compensation liability in other long-term liabilities as the amount that is actually owed to the participants. Our deferred compensation liability was $3,155,000 as of December 31, 2009, and $3,323,000 as of December 31, 2008.

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

Acquisition Costs. Zebra periodically has external expenditures related to potential acquisitions. During 2008 and previously, these expenditures were recorded as prepaid expenses until such time as Zebra either completed the transaction or abandoned the transaction. If the transaction completed, the costs were treated as part of the cost of the acquisition. If the transaction was abandoned, the costs were expensed during the period in which it was abandoned. In 2009, Zebra expensed these costs as incurred in accordance with the adoption of ASC 805 (formerly SFAS No. 141(R), Business Combinations).

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of. Zebra accounts for long-lived assets in accordance with the provisions of ASC 350 (formerly SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets). The statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the sum of the undiscounted cash flows expected to result from the use and the eventual disposition of the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. See Note 13 for further information related to impairment charges.

Recently Issued Accounting Pronouncements. In May 2008, the FASB issued ASC 105 (formerly SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles). This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States. Any effect of applying the provisions of this Statement shall be reported as a change in accounting principle in accordance with ASC 250 (formerly SFAS No. 154, Accounting for Changes and Error Corrections). This standard did not have a significant effect upon our consolidated financial statements.

In October 2008, the FASB issued ASC 820 (formerly FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active). The position statement was effective upon issuance. The statement provides guidance for valuing assets that are no longer in active markets. This standard did not have a significant effect upon our consolidated financial statements.

In April 2009, the FASB issued ASC 825 (formerly FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments) a statement of position that will require companies to provide disclosures required by ASC 825 (formerly FASB No. 107, Disclosures about Fair Value of Financial Instruments). The position statement is effective for interim reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. This standard did not have a significant effect upon our consolidated financial statements.

In April 2009, the FASB issued ASC 320 (formerly FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-than-Temporary Impairments) which amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This statement does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The position statement is effective for interim and annual reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009 is not permitted. This standard did not have a significant effect upon our consolidated financial statements.

In April 2009, the FASB issued ASC 820 (formerly FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly). ASC 820 provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This ASC also includes guidance on identifying circumstances that indicate a transaction is not orderly. ASC 820 becomes effective for interim and annual reporting periods after June 15, 2009 and shall be applied prospectively. This standard did not have a significant effect upon our consolidated financial statements.

In May 2009, the FASB issued ASC 855 (formerly SFAS 165, Subsequent Events) which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued. In particular, the standard addresses: the period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. The statement is effective for interim and annual reporting periods ending after June 15, 2009. This standard did not have a significant effect upon our consolidated financial statements.

In June 2009, the FASB issued ASC 105 (formerly SFAS 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB SFAS No. 162) which would make the FASB Accounting Standards Codification (“ASC”) the single source of authoritative accounting and reporting standards applicable for all nongovernmental entities, with the exception of guidance issued by the SEC and its staff. The ASC does not change GAAP; instead, it introduces a new structure that is organized into user-friendly research system. The ASC reorganizes thousands of GAAP pronouncements into approximately 90 accounting topics using a consistent structure. The statement is effective for interim and annual reporting periods ending after September 15, 2009. This standard did not have a significant effect upon our consolidated financial statements.

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

Reclassifications. Certain amounts in the prior years’ financial statements have been reclassified to conform to the current year’s presentation. Selling and marketing expenses of $9,329,000 for the year ended December 31, 2008, and $7,880,000 for the year ended December 31, 2007, have been reclassified to research and development expenses to realign Zebra’s SPG product management group. Prior period amounts will differ in these categories from amounts previously reported.

Subsequent events. We have evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through February 23, 2010, the day the financial statements were issued.

Note 3 Fair Value Measurements

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

Included in our investment portfolio are four auction rate security instruments. These instruments are classified as available-for-sale securities and are reflected at fair value. Due to events in credit markets, however, the auction events for the instruments held by Zebra as of December 31, 2009, failed. Therefore, the fair values of these securities are estimated utilizing broker quotations, discounted cash flow analysis or other types of valuation adjustment methodologies. These analyses consider, among other items, the collateral underlying the security instruments, the creditworthiness of the counterparty, the timing of expected future cash flows, estimates of the next time the security is expected to have a successful auction, and Zebra’s intent and ability to hold such securities until credit markets improve. These securities were also compared, when possible, to other securities with similar characteristics.

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

Financial assets and liabilities carried at fair value as of December 31, 2009, are classified below (in thousands):

	Level 1	Level 2	Level 3	Total

Assets:
U.S. Government and agency securities	$12,811	$—	$—	$12,811
Obligations of government-sponsored enterprises (1)	10,666	—	—	10,666
State and municipal bonds	161,839	—	4,133	165,972
Corporate securities	13,654	—	2,914	16,568
Other investments	36	—	—	36
Forward contracts (2)	851	—	—	851
Money market investments related to the deferred compensation plan	3,155	—	—	3,155

Total assets at fair value	$203,012	$—	$7,047	$210,059

Liabilities:
Liabilities related to the deferred compensation plan	$3,155	$—	$—	$3,155

Total liabilities at fair value	$3,155	$—	$—	$3,155

Financial assets and liabilities carried at fair value as of December 31, 2008, are classified below (in thousands):

	Level 1	Level 2	Level 3	Total

Assets:
U.S. Government and agency securities	$37,361	$—	$—	$37,361
Obligations of government-sponsored enterprises (1)	4,846	—	—	4,846
State and municipal bonds	140,406	—	4,133	144,539
Corporate securities	—	—	2,914	2,914
Other investments	320	—	—	320
Money market investments related to the deferred compensation plan	3,426	—	—	3,426

Total assets at fair value	$186,359	$—	$7,047	$193,406

Liabilities:
Forward contracts (2)	$2,414	$8,015	$—	$10,429
Liabilities related to the deferred compensation plan	3,323	—	—	3,323

Total liabilities at fair value	$5,737	$8,015	$—	$13,752

1)	Includes investments in notes issued by the Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association and the Federal Home Loan Bank.
2)	The fair value of forward contracts are calculated as follows:
a.	Fair value of forward collar contract associated with forecasted sales hedges are calculated using the midpoint of ask and bid rates for similar contracts.
b.	Fair value of regular forward contracts associated with forecasted sales hedges are calculated using the period-end exchange rate adjusted for the discount rate (3 month LIBOR rate).
c.	Fair value of balance sheet hedges are calculated at the period end exchange rate adjusted for current forward points unless the hedge has been traded but not settled at period end. If this is the case, the fair value is calculated at the rate at which the hedge is being settled.

The following table presents Zebra’s activity for assets measured at fair value on a recurring basis using significant unobservable inputs, Level 3 as defined in ASC 820 for the years ended December 31 (in thousands):

	Year Ended
	December 31, 2009	December 31, 2008

Balance at beginning of the year	$7,047	$—
Transfers to Level 3	—	12,350
Total losses (realized or unrealized):
Included in earnings	—	(4,374)
Included in other comprehensive income (loss)	—	(929)
Purchases and settlements (net)	—	—

Balance at end of period	$7,047	$7,047

Total gains and (losses) for the period included in earnings attributable to the change in unrealized losses relating to assets still held at end of period	$—	$—

As of December 31, 2009 and December 31, 2008, there were no other Level 3 unrealized losses that Zebra believes to be other-than-temporary. No realized gains or losses were recorded for the years ended December 31, 2009, 2008 and 2007.

The following is a summary of short-term and long-term investments at December 31, 2009 and December 31, 2008 (in thousands):

	As of December 31, 2009

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

U.S. Government and agency securities	$12,931	$45	$(165)	$12,811
Obligations of government-sponsored enterprises	10,589	82	(5)	10,666
State and municipal bonds	165,366	1,177	(571)	165,972
Corporate securities	16,680	306	(418)	16,568
Other investments	36	—	—	36

Total investments	$205,602	$1,610	$(1,159)	$206,053

	As of December 31, 2008

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

U.S. Government and agency securities	$37,598	$9	$(246)	$37,361
Obligations of government-sponsored enterprises	4,913	21	(88)	4,846
State and municipal bonds	144,528	1,366	(1,355)	144,539
Corporate securities	3,350	—	(436)	2,914
Other investments	320	—	—	320

Total investments	$190,709	$1,396	(2,125)	$189,980

The maturity dates of investments as of December 31, 2009 are as follows (in thousands):

	Amortized Cost	Estimated Fair Value
Less than 1 year	$114,278	$114,064
1 to 5 years	79,931	81,039
6 to 10 years	2,991	3,042
Thereafter	8,402	7,908

Total	$205,602	$206,053

The carrying value for Zebra’s financial instruments classified as current assets (other than short-term investments) and current liabilities approximate fair value due to short maturities.

Note 4 Equity-Based Compensation

As of December 31, 2009, Zebra had a general equity-based compensation plan and a stock purchase plan under which shares of our common stock were available for future grants and sales, and which are described below.

On May 9, 2006, Zebra’s stockholders approved the 2006 Zebra Technologies Corporation Incentive Compensation Plan (the 2006 Plan), which included authorization for issuance of awards of 5,500,000 shares under the 2006 Plan. The 2006 Plan became effective immediately and superseded the 1997 Stock Option Plan (the 1997 Plan) and the 2002 Non-Employee Director Stock Option Plan (the 2002 Director Plan), except that the prior plans will remain in effect with respect to stock options granted under the prior plans until such options have been exercised, forfeited, cancelled, expired or otherwise terminated in accordance with the terms of such grants. The types of awards available under the 2006 Plan are incentive stock options, nonqualified stock options, stock appreciation rights (SARs), restricted stock, performance shares and units and performance-based cash bonuses. Employees, directors and consultants of Zebra and its subsidiaries are eligible to participate in the 2006 Plan. As of December 31, 2009, 3,024,074 shares were available for grant under the plan, and options for 1,820,907 shares were outstanding under the 2006 Plan.

The options and SARs granted under the 2006 Plan have an exercise or base price equal to the closing market price of Zebra’s stock on the date of grant. The awards granted to employees generally vest over a four or five-year period. These awards expire on the earlier of (a) ten years following the grant date, (b) immediately if the employee is terminated for cause, (c) ninety days if the employee is terminated involuntarily other than for cause, (d) thirty days if the employee voluntarily terminates his or her employment, or (e) one year if the employee’s employment terminates due to death, disability, or retirement. The Compensation Committee of the Board of Directors administers the plan.

The following table shows the number of shares of restricted stock granted in 2009 and the vesting schedules of the restricted stock awards that were granted under the Plan to certain executive officers and other members of management.

Vesting period	Number of shares granted
After two years of service	500
After three years of service	298,203

These restricted stock awards will vest at each vesting date if the employee remains employed by Zebra throughout the applicable time period, but will vest before the end of the each vesting period in the event of death, disability, resignation for good reason, a change in control (as defined in the 2006 Plan), or termination by Zebra other than for Cause, as defined in the restricted stock agreement entered into by Zebra with each employee who was granted restricted stock (the Restricted Stock Agreement). The restricted stock is forfeited in certain situations specified in the Restricted Stock Agreement, including, if the employee’s employment is terminated by Zebra for Cause or if the employee resigns for other than good reason.

The 1997 Plan was superseded by the 2006 Plan. As of December 31, 2009, options for 1,368,104 shares were outstanding and exercisable under the 1997 Plan. These options expire on the earlier of (a) ten years following the grant date, (b) immediately if the employee is terminated for cause, (c) ninety days if the employee is terminated involuntarily other than for cause, (d) thirty days if the employee voluntarily terminates his or her employment, or (e) one year if the employee’s employment terminates due to death, disability, or retirement.

The 2002 Director Plan was superseded by the 2006 Plan. As of December 31, 2009, options for 159,068 shares were outstanding and exercisable under the 2002 Director Plan. Unless otherwise provided in an option agreement, options granted under the 2002 Director Plan become exercisable in five equal increments beginning on the date of the grant and continuing on each of the four anniversaries thereafter. All such options expire on the earlier of (a) ten years following the grant date, (b) the first anniversary of the termination date of the non-employee director’s directorship for any reason other than the termination of the non-employee director’s directorship by Zebra’s stockholders for cause, or resignation for cause, in each case as defined in the option agreement.

In connection with Zebra’s acquisitions of Navis and WhereNet, Zebra assumed existing unvested stock options exercisable for shares of Navis’ common stock and WhereNet’s common stock, respectively, and made them options exercisable for Zebra common stock. These new options have exercise prices and vesting dates based on their previous terms. The vesting dates extend in some cases until

April 30, 2011 for the Navis options and until October 23, 2010 for the WhereNet options. As of December 31, 2009, outstanding Navis options were exercisable into 65,985 shares of Zebra Class A Common Stock. As of December 31, 2009, outstanding WhereNet options were exercisable into 34,637 shares of Zebra Class A Common Stock.

The Board of Directors and stockholders adopted the 2001 Stock Purchase Plan under which employees who work a minimum of 20 hours per week may elect to withhold up to 10% of their cash compensation through regular payroll deductions to purchase shares of Class A Common Stock from Zebra over a period not to exceed 12 months at a purchase price per share which prior to April 1, 2009 was equal to the lesser of: (1) 85% of the fair market value of the shares as of the date of the grant, or (2) 85% of the fair market value of the shares as of the date of purchase. Effective April 1, 2009, the purchase price per share is now equal to the lesser of: (1) 95% of the fair market value of the shares as of the date of the grant, or (2) 95% of the fair market value of the shares as of the date of purchase. The effect of this change to Zebra was to reduce the general and administrative expense related to this portion of Zebra’s stock purchase plan. Stock purchase plan expense for the year ended December 31, 2009 was $514,000. Stock purchase plan expense for the year ended December 31, 2008 was $1,517,000.

For purposes of calculating the compensation cost consistent with ASC 505 and ASC 718, the fair value is estimated on the date of grant using a binomial model. Volatility is based on an average of the implied volatility in the open market and the annualized volatility of Zebra’s stock prices over our entire stock history. Stock option grants in the table below include both stock options, all of which were non-qualified, and stock appreciation rights (SAR) that will be settled in Zebra stock. The following table shows the weighted-average assumptions used for grants of stock options and SARs as well as the fair value of the grants based on those assumptions (excluding the Navis and WhereNet options):

	2009	2008	2007

Expected dividend yield	0%	0%	0%
Forfeiture rate	9.92%	8.99%	7.69%
Volatility	43.08%	37.79%	34.73%
Risk free interest rate	2.23%	3.17%	4.55%
- Range of interest rates	0.15% - 3.29%	0.81% - 3.87%	4.55% - 5.03%
Expected weighted-average life	5.23 years	5.09 years	4.88 years
Fair value of options granted	$6,046,000	$7,566,000	$10,790,000
Weighted-average grant date fair value of options granted (per share underlying the options)	$8.06	$13.33	$13.72

The forfeiture rate is based on the historical annualized forfeiture rate, which is consistent with prior year rates. This rate includes only pre-vesting forfeitures. Volatility is based on an average of the implied volatility in the open market and the annualized volatility of Zebra’s stock prices over our entire stock history. The risk free interest rate used is the implied yield currently available from the U.S. Treasury zero-coupon yield curve over the contractual term of the options. The expected weighted-average life is based on historical exercise behavior, which combines the average life of the options that have already been exercised or cancelled with the exercise life of all unexercised options. The exercise life of unexercised options assumes that the option will be exercised at the midpoint of the vesting date and the full contractual term. These assumptions are consistent with the assumptions used in prior years.

Stock option and SAR activity for the years ended December 31, 2009, 2008, and 2007, was as follows:

	2009		2008		2007
Options and SARs	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	3,139,174	$ 35.83	3,029,138	$ 34.68	2,460,367	$ 34.08
Granted	749,951	19.96	567,676	35.72	1,069,290	32.10
Exercised	(128,311)	17.53	(202,204)	16.77	(332,563)	18.66
Forfeited	(132,646)	37.28	(213,012)	36.11	(149,724)	40.18
Expired	(176,223)	39.88	(42,424)	41.38	(18,232)	48.71
Outstanding at end of year	3,451,945	$ 32.81	3,139,174	$ 35.83	3,029,138	$ 34.68
Exercisable at end of year	1,884,449	$ 35.23	1,719,434	$ 33.30	1,413,352	$ 30.52
Intrinsic value of exercised options and SARs	$ 738,000		$ 3,138,000		$ 6,723,000

For the year ended December 31, 2009, shares granted above include stock options to purchase 48,784 shares of Zebra Class A Common Stock (Zebra stock) and SARs with respect to 701,167 shares of Zebra stock. The terms of the SARs are established under the 2006 Plan and the applicable SAR agreement. Once vested, a SAR entitles the holder to receive a payment equal to the difference between the per-share base price of the SAR and the fair market value of a share of Zebra stock on the date the SAR is exercised, multiplied by the number of shares covered by the SAR. Exercised SARs will be settled in whole shares of Zebra stock, and any fraction of a share will be settled in cash. The SARs granted during 2009 vest annually in four equal amounts on each of the first four anniversaries of the grant date and expire 10 years after the grant date.

The following table summarizes information about stock options and SARs outstanding at December 31, 2009:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$ 1.29-$19.56	780,179	8.29 years	$18.52	131,618	$13.77
$ 19.57-$28.22	695,790	3.36 years	23.82	582,655	24.08
$ 28.23-$37.20	708,850	7.56 years	35.94	266,936	35.80
$ 37.21-$43.35	624,576	6.88 years	41.82	327,767	41.76
$ 43.36-$53.92	642,550	4.95 years	47.67	575,473	47.45

	3,451,945			1,884,449

	Outstanding	Exercisable
Aggregate intrinsic value	$ 10,820,000	$ 4,409,000
Weighted-average remaining contractual term	6.3 years	4.5 years

Restricted stock award activity, granted under the 2006 Plan, for the years ended December 31, 2009, 2008 and 2007 was as follows:

	2009		2008		2007
Restricted Stock Awards	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of year	283,567	$ 30.35	166,415	$ 31.05	51,042	$ 36.36
Granted	298,703	20.02	179,060	31.42	175,089	31.23
Released	(35,904)	32.97	(50,114)	35.46	(59,716)	36.10
Forfeited	(38,382)	32.34	(11,794)	34.89	—	0.00
Outstanding at end of year	507,984	$ 23.94	283,567	$ 30.35	166,415	$ 31.05

As of December 31, 2009, there was $18,646,000 of unearned compensation cost related to awards granted under Zebra’s equity-based compensation plans, which is expected to be recognized over a weighted-average period of 2.5 years.

The fair value of the purchase rights issued to Zebra employees under the stock purchase plan is estimated using the following weighted-average assumptions for purchase rights granted. Expected lives of three months to one year have been used along with these assumptions.

	2009	2008	2007

Fair market value	$21.41	$20.26	$34.70
Option price	$19.66	$17.22	$29.50
Expected dividend yield	0%	0%	0%
Expected volatility	34%	46%	29%
Risk free interest rate	0.18%	1.87%	4.57%

Note 5 Business Combinations

Multispectral Solutions Inc. On April 1, 2008, Zebra acquired all of the outstanding stock of Multispectral Solutions Inc. (MSSI) for $18,366,000, which is net of cash acquired and includes transaction costs. Headquartered in Germantown, Maryland, MSSI is a global provider of ultra wideband (UWB) real-time locating systems and other UWB-based wireless technology. Zebra acquired this company to further extend our range of solutions. The Consolidated Statements of Earnings (Loss) reflect the results of operations of MSSI since the effective date of the purchase. The pro forma impact of this acquisition was not significant.

As part of the acquisition closing, an escrow was established, which, as of December 31, 2009 held $2,000,000. On September 17, 2009, Zebra filed a demand against the former shareholders of MSSI seeking recovery for damages resulting from the selling Shareholders’ breach of several representations and warranties contained in the acquisition agreement. Representatives of the selling shareholders of MSSI disputed the allegations contained in Zebra’s demand and after settlement discussions were unsuccessful, on October 28, 2009, filed a Declaratory Action in the Circuit Court of Cook County seeking to obtain a portion of the escrowed funds. On December 9, 2009, Zebra filed its Answer to the Declaratory Action and its Counterclaim against the former shareholders of MSSI and others (the “Defendants”), alleging that Zebra is entitled to indemnification from the Defendants as a result of, among other things, fraud and breaches of the representations and warranties in the acquisition agreement. The dispute has not been settled as of December 31, 2009. The funds in escrow would represent a gain contingency to Zebra if the dispute is settled in Zebra’s favor.

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

Navis Holdings, LLC. On December 14, 2007, Zebra acquired all of the outstanding stock of Navis Holdings, LLC (Navis) for $144,066,000, which is net of cash acquired and transaction costs. Headquartered in Oakland, California, Navis provides solutions to optimize the flow of goods through marine terminals and other operations managing cargo in the supply chain. Zebra acquired this company to further extend our range of solutions to help our customers identify, track and manage a broader range of assets. The Consolidated Statements of Earnings (Loss) reflect the results of operations of Navis since the effective date of the purchase. The pro forma impact of this acquisition was not significant.

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

The purchase price was allocated to identifiable tangible and intangible assets acquired and liabilities assumed based on their estimated fair values resulting in goodwill of $76,693,000. The intangible assets of $58,400,000 consist of the following (in thousands):

	Amount	Useful life

Trade names	$ 2,300	2 years
Customer relationships	39,000	13 years
Developed technology	17,100	6 years

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

The acquired in-process research and development of $1,853,000 was written-off at the date of the acquisition in accordance with ASC 730 (formerly FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method). Acquired in-process technology is stated separately in the operating expense section of the Consolidated Statements of Earnings (Loss).

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

During the fourth quarter of 2008, we determined that certain impairment indicators existed related to identified intangible assets and conducted an additional impairment test of intangibles. We determined that our goodwill and other intangible assets related to ZES were impaired requiring the intangible assets and goodwill to be written off. See Note 13 for additional details.

Note 6 Stockholders’ Equity

Share count and par value data related to stockholders’ equity are as follows:

	December 31, 2009	December 31, 2008
Preferred Stock
Par value per share	$0.01	$0.01
Shares authorized	10,000,000	10,000,000
Shares outstanding	—	—
Common Stock—Class A
Par value per share	$0.01	$0.01
Shares authorized	150,000,000	150,000,000
Shares issued	72,151,857	72,151,857
Shares outstanding	58,318,983	60,861,592
Treasury stock
Shares held	13,832,874	11,290,265

During the year ended December 31, 2009, Zebra purchased 3,173,182 shares of common stock for $65,445,000 under board authorized share repurchase plans compared to the year ended December 31, 2008, in which Zebra purchased 6,008,232 shares of common stock for $157,582,000. During the year ended December 31, 2007, Zebra purchased 3,038,389 shares of common stock for $107,390,000.

Zebra issued 281,975 treasury shares of common stock upon the exercise of stock options and purchases under the stock purchase plan during 2009. Zebra also issued from treasury shares 409,201 shares of common stock under restricted stock awards during 2009. During 2008, Zebra issued 373,793 treasury shares of common stock upon the exercise of stock options and purchases under the stock purchase plan and issued 125,783 shares of common stock from treasury shares under restricted stock awards. During 2007, Zebra issued 578,608 treasury shares of common stock upon the exercise of stock options, purchases under the stock purchase plan and for restricted stock awards.

Stockholder Rights Agreement. Zebra’s Board of Directors adopted a Stockholder Rights Agreement under which stock purchase rights were paid by dividend to stockholders of record on March 15, 2002, at the rate of one Class A Right for each outstanding share of Class A Common Stock. Each Class A Right, other than those held by the acquiring person, entitles the registered holder to purchase one ten-thousandth of a share of Series A Junior Participating Preferred Stock, par value $0.01 per share, at a price of $300 per one ten-thousandth of Class A Preferred Share after the distribution date. The distribution date is 10 days after the date on which any person or group announces that it has acquired 15% or more of Zebra’s outstanding common stock or 10 days (or a later date as determined by the Board of Directors) after the date on which any person or group announces or commences a tender offer that would result in the person or group becoming an owner of 15% or more of the outstanding common stock.

The Rights will expire on March 14, 2012, unless that date has been extended by the Board of Directors or unless the Rights are redeemed or terminated earlier. A committee of Zebra’s independent directors will review the Rights Plan at least every three years and decide whether it should continue or be revoked. Zebra generally may amend the Rights Plan or redeem the Rights at $0.001 per Right at any time prior to the time a person or group has acquired at least 15% of the outstanding common stock.

Note 7 Earnings (Loss) Per Share

For the years ended December 31, 2009, 2008, and 2007, earnings (loss) per share were computed as follows (in thousands, except per-share amounts):

	Year Ended December 31,

	2009	2008	2007

Basic earnings (loss) per share:
Net income (loss)	$47,104	$(38,421)	$110,113
Weighted average common shares outstanding	59,306	64,524	68,463
Per share amount	$0.79	$(0.60)	$1.61

Diluted earnings (loss) per share:
Net income (loss)	$47,104	$(38,421)	$110,113
Weighted average common shares outstanding	59,306	64,524	68,463
Add: Effect of dilutive securities – stock options	119	—	445

Diluted weighted average and equivalent shares outstanding	59,425	64,524	68,908
Per share amount	$0.79	$(0.60)	$1.60

The potentially dilutive securities that were excluded from the earnings (loss) per share calculation consist of stock options with an exercise price greater than the average market price of the Class A Common Stock. These options were as follows:

	Year Ended December 31,

	2009	2008	2007

Potentially dilutive shares	2,350,854	2,217,940	1,561,918

Note 8 Investments and Marketable Securities

We classify our investments in marketable debt securities as available-for-sale in accordance with the classifications defined in ASC 320 (formerly SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities). As of December 31, 2009, all of our investments in marketable debt securities with maturities greater than one year are classified as long-term in the balance sheet due to our ability to hold them until maturity.

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

Changes in unrealized gains and losses on available-for-sale securities are included in these financial statements as follows (in thousands):

	Year Ended December 31,

	2009	2008	2007
Changes in unrealized gains and losses on available-for- sale securities, net of tax, recorded in accumulated other comprehensive income (loss)	$737	$(543)	$1,111

The following table shows the number, aggregate market value and unrealized losses (in thousands) of investments with market values that were less than amortized cost as of December 31, 2009. These lower market values are primarily caused by fluctuations in credit spreads. Market values are expected to recover to the amortized cost prior to maturity.

	Unrealized Loss < 12 months			Unrealized Loss > 12 months
	Number of investments	Aggregate Market Value	Unrealized Losses	Number of investments	Aggregate Market Value	Unrealized Losses

Government securities	12	$5,511	$(164)	2	$2,361	$(7)
State and municipal bonds	3	5,580	(1)	15	19,145	(570)
Corporate Securities	2	4,187	(413)	2	1,391	(5)

Total	17	$15,278	$(578)	19	$22,897	$(582)

As of December 31, 2008, the number, aggregate market value and unrealized losses (in thousands) of investments with market values that were less than amortized cost were:
	Unrealized Loss < 12 months			Unrealized Loss > 12 months
	Number of investments	Aggregate Market Value	Unrealized Losses	Number of investments	Aggregate Market Value	Unrealized Losses

Government securities	2	$590	$(17)	16	$9,017	$(321)
State and municipal bonds	1	2,900	(76)	30	24,376	(1,280)
Corporate Securities	1	2,587	(432)	—	—	—

Total	4	$6,077	$(525)	46	$33,393	$(1,601)

Using the specific identification method, the proceeds and realized gains on the sales of available-for-sale securities were as follows (in thousands):

	2009	2008	2007

Proceeds	$56,020	$165,177	$343,647
Realized gains	260	376	594
Realized losses	(219)	(901)	(781)
Net realized losses included in other comprehensive income (loss) as of the end of the prior year	(26)	(441)	(392)

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

2007
Unique Operating Lease	$1,358

Note 10 Inventories

The components of inventories are as follows (in thousands):

	As of
	December 31, 2009	December 31, 2008
Raw material	$27,953	$52,294
Work in process	162	1,154
Deferred costs of long-term contracts	1,937	628
Finished goods	58,928	55,787

Total inventories, gross	88,980	109,863
Inventory reserves	(9,054)	(9,664)

Total inventories, net	$79,926	$100,199

Note 11 Property and Equipment

Property and equipment, which includes assets under capital leases, is comprised of the following (in thousands):

	December 31,

	2009	2008

Buildings	$2,036	$1,844
Land	320	289
Machinery, equipment and tooling	74,311	76,742
Furniture and office equipment	11,191	9,062
Computers and software	81,096	63,638
Automobiles	20	20
Leasehold improvements	11,637	10,328
Projects in progress	14,869	22,509

	195,480	184,432
Less accumulated depreciation and amortization	(117,891)	(109,069)

Net property and equipment	$77,589	$75,363

Other items related to property and equipment are as follows:

	December 31,

	2009	2008

Unamortized computer software costs	$21,545	$13,330

	Year Ended December 31,

	2009	2008	2007

Amortization of capitalized software	$6,212	$5,058	$4,447
Total depreciation expense charged to income	22,447	20,006	15,774

Note 12 Income Taxes

The geographical sources of income (loss) before income taxes were as follows (in thousands):

	Year Ended December 31,

	2009	2008	2007

United States	$49,514	$ (30,517)	$142,903
Outside United States	21,009	18,604	24,472

Total	$70,523	$ (11,913)	$167,375

Zebra’s intention is to permanently reinvest the undistributed earnings of all of our foreign subsidiaries in accordance with ASC 740 ( formerly APB Opinion No. 23, Accounting for Income Taxes – Special Areas). Accordingly, we have not provided for deferred U.S. income taxes on undistributed earnings of foreign subsidiaries, which totaled approximately $38,000,000 at December 31, 2009. Should such earnings be remitted to Zebra, foreign tax credits would be available to substantially offset the U.S. income taxes due upon repatriation.

The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,

	2009	2008	2007

Current:
Federal	$4,213	$38,149	$44,737
State	861	5,213	5,391
Foreign	5,556	7,494	8,399

Total current	10,630	50,856	58,527
Deferred:
Federal	10,504	(22,309)	(1,458)
State	509	(2,039)	193
Foreign	1,776	—	—

Total deferred	12,789	(24,348)	(1,265)

Total	$23,419	$26,508	$57,262

The provision for income taxes differs from the amount computed by applying the U.S. statutory Federal income tax rate of 35% to income before income taxes. The reconciliation of statutory and effective income taxes is presented below (in thousands):

	Year Ended December 31,

	2009	2008	2007

Provision computed at statutory rate	$24,683	$(4,170)	$58,582
State income tax, net of Federal tax benefit	566	1,127	3,636
Tax-exempt interest income	(1,047)	(1,997)	(4,173)
Acquired in-process technology	—	—	649
Acquisition related items	—	(2,450)	—
Asset impairment charges	—	35,360	—
Domestic manufacturing deduction	(700)	(1,715)	(1,470)
Research and experimental credit	(600)	(400)	(400)
Foreign rate differential	(1,263)	1,094	877
Other	1,780	(341)	(439)

Provision for income taxes	$23,419	$26,508	$57,262

Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. Based on management’s assessment, it is more likely than not that the deferred tax assets will be realized through future taxable earnings.

Tax effects of temporary differences that give rise to deferred tax assets and liabilities are as follows (in thousands):

	December 31,

	2009	2008

Deferred tax assets:
Deferred rent	$1,462	$1,817
Accrued vacation	1,227	1,717
Deferred compensation	1,525	1,576
Inventory items	4,131	4,358
Allowance for doubtful accounts and other receivables	410	272
Other accruals	3,488	3,749
Equity based compensation expense	16,132	18,545
Unrealized gain on securities	—	275
Unrealized loss on other investments	5,552	10,154
Unrealized loss on hedges	—	12
Net operating loss carryforwards	18,334	21,792

Total deferred tax assets	52,261	64,267
Deferred tax liabilities:
Unrealized loss on securities	(169)	—
Depreciation and amortization	(5,458)	(1,337)

Total deferred tax liabilities	(5,627)	(1,337)

Net deferred tax assets	$46,634	$62,930

On January 1, 2007, we adopted ASC 740 (formerly FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109). According to ASC 740, we identified, evaluated, and measured the amount of income tax benefits to be recognized for all of our income tax positions. During 2008, we recognized an increase of approximately $4,000,000 in the liability for unrecognized tax benefits related to an acquisition. This benefit remained unchanged as of December 31, 2009.

Included in deferred tax assets are amounts related to federal and state net operating losses that resulted from our acquisition of WhereNet Corp. As of December 31, 2009, we had approximately $35,003,000 of federal net operating loss carryforwards available to offset future taxable income which expire in 2012 through 2022. As of December 31, 2009, we also had approximately $19,283,000 of state net operating loss carryforwards which expire in 2012 through 2022. Zebra’s intention is to utilize these net operating loss carryforwards to offset future income tax expense. Under the United States Tax Reform Act of 1986, the amounts of benefits from net operating loss carryforwards may be impaired or limited in certain circumstances, including significant changes in ownership interests. In addition, as of December 31, 2009, Zebra had approximately $8,325,776 of foreign net operating loss carryforwards which currently can be carried forward indefinitely.

Zebra has concluded all U.S. federal income tax audits for years through 2006. The tax years 2005 through 2008 remain open to examination by multiple state taxing jurisdictions. Tax authorities in the United Kingdom have completed income tax audits for tax years through 2006.

Zebra’s continuing practice is to recognize interest and/or penalties related to income tax matters as part of income tax expense. For the years ended December 31, 2009, 2008 and 2007, we did not accrue any interest or penalties into income tax expense.

Note 13 Goodwill and Other Intangible Asset Data

Intangible asset data are as follows (in thousands):

	December 31, 2009		December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Current technology	$32,038	$(17,071)	$33,157	$(14,034)
Patent and patent rights	13,663	(6,774)	13,238	(4,448)
Customer relationships	44,822	(10,696)	43,358	(4,912)

Total	$90,523	$(34,541)	$89,753	$(23,394)

Aggregate amortization expense
For the year ended December 31, 2008			$18,575
For the year ended December 31, 2009	$10,466

Estimated amortization expense
For the year ended December 31, 2010	$9,289
For the year ended December 31, 2011	8,867
For the year ended December 31, 2012	8,212
For the year ended December 31, 2013	6,863
For the year ended December 31, 2014	3,883
Thereafter	18,868

Total	$55,982

	December 31, 2009	December 31, 2008
Unamortized intangible assets
Goodwill at gross cost	$265,799	$265,799
Impairment charges	(112,184)	(113,679)
Foreign exchange impact	(390)	(764)

Goodwill	$153,225	$151,356

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

If we believe that one or more of the above indicators of impairment have occurred, we perform an impairment test. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. We generally determine the fair value of our reporting units using three valuation methods: Income Approach – Discounted Cash Flow Analysis, Market Approach – Guideline Public Company Method and Market Approach – Comparative Transactions Method. See detailed discussion on Valuation of Goodwill, Long-Lived and Other Intangible Assets in the Critical Accounting Policies and Estimates Section of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.

During the fourth quarter of 2008, we determined that certain impairment indicators existed related to identified intangible assets and conducted an additional impairment test of intangibles. Due to the deterioration of the economy and a significant reduction in the price of our stock, we determined that our goodwill and other intangible assets were impaired requiring total estimated impairment charges of $157,600,000 at December 31, 2008. (The portion of the goodwill associated with our ZES segment included in the estimated impairment charge was $113,679,000). Upon completion of a detailed second step impairment analysis we recorded a credit of $1,495,000 in the second quarter of 2009 to adjust a portion of our original goodwill impairment for ZES. In addition, we recorded an impairment charge for a ZES intangible asset or $437,000.

We performed our annual impairment test in June 2009 and determined that our goodwill was not impaired as of the end of May 2009.

Changes in the net carrying value amount of goodwill were as follows (in thousands):

	Zebra Enterprise Solutions Group	Specialty Printing Group	Total

Goodwill at December 31, 2007	$175,812	$70,698	$246,510
Acquisitions	19,289	—	19,289
Impairment charges	(113,679)	—	(113,679)
Foreign exchange impact	(585)	(179)	(764)

Goodwill at December 31, 2008	80,837	70,519	151,356
Impairment reversal	1,495	—	1,495
Foreign exchange impact	304	70	374

Goodwill at December 31, 2009	$82,636	$70,589	$153,225

During 2009, we acquired intangible assets in the amount of $425,000 for patent rights. During 2008, we acquired intangible assets in the amount of $1,384,000 for patents and other intellectual property. These intangible assets have an estimated useful life of 2 to 9 years. In conjunction with our goodwill impairment testing, we also tested our identifiable intangible assets and found several of them to be impaired resulting in an additional impairment charge of $28,937,000 to our ZES segment and $14,680,000 to our SPG segment. The intangible asset impairment charges in our SPG segment were related primarily to radio frequency identification patents and patent rights. The intangible asset impairment charges in our ZES segment were related to customer relationships, technology, third party technology licenses and non-competition agreements.

Note 14 Other Assets

Other assets consist of the following (in thousands):

	December 31,

	2009	2008

Money market investments related to the deferred compensation plan (See Note 19)	$3,155	$3,426
Long-term equity securities	532	812
Deposits	1,120	957
Other long-term assets	108	210

Total	$4,915	$5,405

Note 15 401(k) Savings and Profit Sharing Plans

Zebra has a Retirement Savings and Investment Plan (401(k) Plan), which is intended to qualify under Section 401(k) of the Internal Revenue Code. During the first quarter of 2009, Zebra announced changes to its 401(k) Plan, profit sharing plan and stock purchase plan. Qualified employees may participate in Zebra’s 401(k) Plan by contributing up to 15% of their gross earnings to the plan subject to certain Internal Revenue Service restrictions. Effective March 1, 2009, Zebra reduced the company match to each participant’s contribution from 6% of gross eligible earnings at the rate of 50%, to 3% of gross eligible earnings at the rate of 50%. Effective January 1, 2010, Zebra increased the company match to each participant’s contribution to a total of 4%. Zebra will match 100% of the first 2% of gross eligible earnings, and also match the next 4% of gross eligible earnings at the rate of 50%. Zebra may contribute additional amounts to its 401(k) Plan at the discretion of the Board of Directors, subject to certain legal limits.

Zebra has a discretionary profit-sharing plan for qualified employees, to which it contributes a percentage of eligible payroll each year. Zebra announced that it will suspend any contributions to the profit sharing plan for the 2009 plan year. Participants are not permitted to make contributions under the profit-sharing plan.

Company contributions to these plans, which were charged to operations, approximated the following (in thousands):

	Year Ended December 31,

	2009	2008	2007

401(k)	$2,210	$4,156	$4,203
Profit sharing	145	1,748	1,599

Total	$2,355	$5,904	$5,802

Percentage of eligible payroll contributed for profit sharing plan	0.0%	1.5%	1.8%

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

	Year Ended December 31,

	2009	2008	2007

Change in losses from foreign exchange derivatives	$(512)	$(13,196)	$(3,788)
Gain (loss) on net foreign currency assets	467	16,714	4,311

Net foreign exchange gain (loss)	$(45)	$3,518	$523

	December 31, 2009	December 31, 2008	December 31, 2007

Notional balance of outstanding contracts:
Euro	€37,042	€18,500	€14,000
Pound	£7,476	£5,000	£3,000
Euro/Pound	€—	€17,000	€20,500
Net fair value of outstanding contracts	$(6)	$(2,414)	$(104)

Summary financial information related to the cash flow hedges is as follows (in thousands):

	As of

	December 31, 2009	December 31, 2008

Net unrealized gains (losses) deferred in other comprehensive income:
Gross	$31	$(32)
Income tax benefit	12	(12)

Net	$19	$(20)

Hedging of Anticipated Sales

We manage the exchange rate risk of anticipated euro-denominated sales using forward contracts and option collars. We designate these contracts as cash flow hedges which mature within twelve months after the execution of the contracts. Gains and losses on these contracts are deferred in other comprehensive income until the contracts are settled and the hedged sales are realized, the deferred gains or losses will then be reported as an increase or decrease to sales. We do not have any outstanding contracts or option collars as of December 31, 2009.

Summary financial information related to the cash flow hedges of future revenues follows (in thousands, except percentages):

	As of

	December 31, 2009	December 31, 2008

Notional balance of outstanding contracts versus the dollar	€—	€14,680
Hedge effectiveness	—	100%

	Year Ended December 31,

	2009	2008	2007

Net gain and (losses) included in revenue	$603	$(12,354)	$(3,060)

Forward Contracts

We record our forward contracts at fair value on our consolidated balance sheet as either long-term other assets or long-term other liabilities depending upon the fair value calculation as detailed in Note 2 of Zebra’s financial statements. The amounts recorded on our consolidated balance sheets are as follows (in thousands):

	As of

	December 31, 2009	December 31, 2008

Assets:
Other assets	$851	$—

Total	$851	$—

Liabilities:
Other long-term liabilities	$—	$10,429

Total	$—	$10,429

Note 17 Commitments and Contingencies

Leases. Minimum future obligations under all non-cancelable operating leases as of December 31, 2009 are as follows (in thousands):

Operating Leases

2010	$12,008
2011	10,703
2012	7,800
2013	6,117
2014	3,119
Thereafter	2,296

Total minimum lease payments	$42,043

Rent expense for operating leases charged to operations was as follows (in thousands):

	Year Ended December 31,

	2009	2008	2007

Rent expense	$13,312	$15,695	$10,675

The operating lease information includes a variety of properties around the world. These properties are used as manufacturing facilities, distribution centers and sales offices. Lease terms range from one year to 17 years with breaking periods specified in the lease agreements.

During 2008, Zebra entered into a sale and leaseback transaction for the building we owned in Camarillo, California. The resulting lease has a term of 30 months and the minimum monthly lease payments are $111,850 with no rent escalation clause. During March 2009, we moved our corporate headquarters from Vernon Hills, Illinois, to a new location in Lincolnshire, Illinois. The lease on this building has a term of 5 years and 4 months, with minimum monthly lease payments beginning at $53,644 and increasing approximately 2% per year through the end of the lease term.

Letters of Credit. In connection with various customer contracts, Zebra has entered into three letters of credit agreements with a bank. The contingent liability of Zebra under these agreements as of December 31, 2009, is $2,993,000. See below for letters of credit related to our revolving credit agreement.

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

The credit agreement includes customary representations, warranties, affirmative and negative covenants (including, among others, restrictions on the payment of cash dividends) and events of default (and related remedies, including acceleration and increased interest rates following an event of default). It also contains financial covenants tied to Zebra’s leverage ratio and fixed charge coverage ratio. As of December 31, 2009, we had established letters of credit amounting to $4,170,000, which reduce the funds available for borrowing under the agreement. At that date, no amounts were outstanding under the credit agreement.

Legal Proceedings. On January 31, 2003, a Writ of Summons was filed in the Nantes Commercial Court, Nantes, France, by Printherm, a French corporation, and several of its shareholders (collectively, “Printherm”), against Zebra Technologies France (“ZTF”), a French corporation and wholly-owned subsidiary of Zebra. Printherm seeks damages in the amount of €15,304,000 and additional unspecified damages in connection with ZTF’s termination of negotiations in December 2000 respecting the proposed acquisition by Zebra of the capital stock of Printherm. In December 2009, the parties resolved this matter with ZTF agreeing to pay €50,000 in full settlement of Printherm’s claims.

On April 9, 2008, a complaint was filed in the U.S. District Court for the Northern District of Illinois by Barcode Informatica, Ltd. (“Barcode”), a former Brazilian reseller, against Zebra. The complaint alleges that Zebra wrongfully terminated Barcode’s reseller status and tortiously interfered with Barcode’s alleged bid for the sale of printers to a Brazilian customer. Barcode’s claim seeks an unspecified amount of damages. Discovery in the case is on-going. Zebra is vigorously defending this action, believes that Barcode’s claims are without merit and that the matter will not have a material adverse impact on our business.

We are subject to a variety of investigations, claims, suits and other legal proceedings that arise from time to time in the ordinary course of business, including but not limited to, intellectual property, employment, tort and breach of contract matters. We currently believe that the outcomes of such proceedings, individually and in the aggregate, will not have a material adverse impact on our business, cash flows, financial position, or results of operations. Any legal proceedings are subject to inherent uncertainties, and management’s view of these matters and their potential effects may change in the future.

Note 18 Segment and Geographic Data

Zebra has two reportable segments: Specialty Printing Group (SPG) and Zebra Enterprise Solutions (ZES).

SPG includes direct thermal and thermal transfer label and receipt printers, passive radio frequency identification (RFID) printer/encoders and dye sublimation card printers. Also included in this group is a comprehensive range of specialty supplies consisting of self-adhesive labels, thermal transfer ribbons, thermal printheads, batteries and other accessories, including software for label design and printer network management.

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

Segment information is as follows (in thousands):

	Years Ended

	December 31, 2009	December 31, 2008	December 31, 2007

Net sales:
SPG Tangible products	$688,057	$851,561	$804,087
SPG Service & software	34,499	30,898	28,947

SPG Net Sales	722,556	882,459	833,034

ZES Tangible products	12,987	20,025	21,391
ZES Service & software	68,042	74,216	13,854

ZES Net Sales	81,029	94,241	35,245

Total	$803,585	$976,700	$868,279

Operating income (loss):
SPG	$148,121	$206,188	$213,591
ZES	(15,254)	(165,966)	(11,255)
Corporate and other	(64,065)	(55,568)	(59,151)

Total	$68,802	$(15,346)	$143,185

Depreciation and amortization:
SPG	$15,565	$17,515	$15,542
ZES	9,518	14,885	5,850
Corporate and other	7,830	6,181	5,510

Total	$32,913	$38,581	$26,902

	December 31, 2009	December 31, 2008

Identifiable assets:
SPG	$336,428	$376,515
ZES	185,495	190,572
Corporate and other	308,556	283,791

Total	$830,479	$850,878

Corporate and other includes corporate administration costs or assets that support both reporting segments.

Information regarding Zebra’s operations by geographic area is contained in the following table. These amounts (in thousands) are reported in the geographic area of the destination of the final sale. We manage our business based on these regions rather than by individual countries.

	North America	Europe, Middle East & Africa	Latin America	Asia	Total

2009
Net sales	$362,109	$294,296	$65,060	$82,120	$803,585
Long-lived assets	68,852	6,986	346	1,405	77,589

2008
Net sales	$444,266	$353,273	$76,489	$102,672	$976,700
Long-lived assets	64,296	8,642	340	2,085	75,363

2007
Net sales	$416,093	$314,314	$60,090	$77,782	$868,279
Long-lived assets	58,646	7,233	401	1,406	67,686

Net sales by major product category are as follows (in thousands):

	Hardware	Supplies	Service and Software	Shipping and Handling	Total

2009	$539,934	$155,847	$102,541	$5,263	$803,585
2008	692,638	172,106	105,113	6,843	976,700
2007	656,974	161,678	42,801	6,826	868,279

The increase in service and software revenue in 2008 is primarily due to the acquisition of Navis. Navis’ sales have a high concentration of service and software. The Navis business, which constitutes a significant part of ZES, was not acquired until late in the fourth quarter of 2007.

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

	Year Ended December 31,
	2009	2008	2007
Gain on cash surrender value of life insurance policies/money market interest included in investment income	$—	$55	$516

	December 31, 2009	December 31, 2008
Money market investments included in other assets	$3,155	$3,426
Deferred compensation liability included in other long-term liabilities	3,155	3,323

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

The components of other comprehensive income (loss) included in the Consolidated Statements of Comprehensive Income (Loss) are as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Foreign currency translation adjustments	$3,972	$(22,991)	$2,277

Changes in unrealized gains and (losses) on hedging transactions:
Gross	$31	$9,220	$(8,346)
Income tax (benefit)	12	3,470	(3,141)

Net	$19	$5,750	$(5,205)

Changes in unrealized holding gains and (losses) on investments classified as available-for-sale:
Gross	$1,182	$(871)	$1,782
Income tax (benefit)	445	(328)	671

Net	$737	$(543)	$1,111

The components of accumulated other comprehensive income (loss) included in the Consolidated Balance Sheets are as follows (in thousands):

	As of December 31,

	2009	2008

Foreign currency translation adjustments	$(8,342)	$(12,314)

Unrealized losses on foreign currency hedging activities:
Gross	$(1)	$(32)
Income tax benefit	—	(12)

Net	$(1)	$(20)

Unrealized gains and (losses) on investments classified as available-for-sale:
Gross	$452	$(730)
Income tax (benefit)	170	(275)

Net	$282	$(455)

Note 21 Major Customers

ScanSource, Inc. is our most significant customer. Our net sales to ScanSource, Inc., an international distributor of Zebra SPG products related to automatic identification, telephony and security, as a percentage of total net sales, were as follows:

	Year Ended December 31,
	2009	2008	2007
ScanSource	16.1	15.4	16.5

No other customer accounted for 10% or more of total net sales during these years.

Note 22 Costs Associated with Exit or Disposal Activities

During 2008, we initiated two different plans to close facilities. These plans are being accounted for under ASC 420 (formerly SFAS No. 146, Accounting for Cost Associated with Exit or Disposal Activities).

In January 2008, we initiated a plan to close our supplies manufacturing plant in Warwick, Rhode Island. This plant’s operations were transferred to a new facility in Flowery Branch, Georgia, which is now our East Coast supplies manufacturing facility. This transition was completed during the second quarter of 2008. We do not expect to incur any further costs associated with this plan. Costs incurred and included in the December 31, 2008 results were (in thousands):

Type of Cost	2008
Severance, stay bonuses, and other employee-related expenses	$341
Other exit costs	261

Total	$602

Also in 2008, we announced plans to establish regional distribution and configuration centers, consolidate our supplier base, and transfer final assembly of thermal printers to Jabil Circuit, Inc., a global third-party electronics manufacturer. These actions are intended to optimize our global printer product supply chain by improving responsiveness to customer needs and increasing Zebra’s flexibility to meet emerging business opportunities. As a result, substantially all printer manufacturing in our Vernon Hills, Illinois, and Camarillo, California, facilities have been transferred to Jabil’s facility in Guangzhou, China as of December 31, 2009.

As of December 31, 2009, we have incurred and expect to incur the following exit costs (in thousands):

Type of Cost	Cost incurred through December 31, 2008	Costs incurred for the year ended December 31, 2009	Total costs incurred as of December 31, 2009	Additional costs expected to be incurred	Total costs expected to be incurred
Severance, stay bonuses, and other employee-related expenses	$4,308	$3,325	$7,633	$1,561	$9,194
Professional services	5,425	490	5,915	292	6,207
Relocation and transition costs	3,662	5,140	8,802	1,668	10,470
Other exit costs	—	30	30	30	60

Total	$13,395	$8,985	$22,380	$3,551	$25,931

During December 2008, Zebra made various organization changes in order to reduce costs. Affected employees received both severance and outplacement services. The total cost of this action was $2,653,000 and was expensed in the fourth quarter of 2008. No future costs related to these organizational changes are expected to be incurred.

Liabilities and expenses related to exit activities were as follows (in thousands):

	Year Ended

	December 31, 2009	December 31, 2008

Balance at beginning of period	$6,378	$—
Charged to earnings	8,985	16,650
Cash paid	(12,325)	(10,272)

Balance at the end of period	$3,038	$6,378

Liabilities related to exit activities are included in the accrued liabilities line item on the balance sheet. All current exit costs are included in operating expenses for our SPG segment under the line item exit, restructuring and integration costs.

Also included in the line item exit, restructuring and integration costs are expenses related to an integration project to combine our acquisitions of WhereNet Corp., proveo AG, Navis Holdings, LLC, and Multispectral Solutions, Inc., to form our ZES segment. Expenses related to integrating these businesses totaled $3,206,000 for the year ended December 31, 2009, and $3,359,000 for the year ended December 31, 2008.

Note 23 Quarterly Results of Operations (unaudited)

(Amounts in thousands, except per share data)

2009	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net sales	$192,609	$187,676	$200,778	$222,522
Cost of sales	106,800	105,940	109,080	121,044

Gross profit	85,809	81,736	91,698	101,478

Selling and marketing	22,676	23,724	25,793	28,006
Research and engineering	21,804	20,614	21,155	21,516
General and administrative	22,225	19,086	23,348	20,373
Amortization of intangibles	2,634	2,575	2,649	2,608
Exit, restructuring and integration costs	2,296	3,643	3,515	2,737
Asset impairment charges (reversal)	—	(1,058)	—	—

Total operating expenses	71,635	68,584	76,460	75,240

Operating income (loss)	14,174	13,152	15,238	26,238

Investment income (loss)	1,178	247	813	695
Foreign exchange gain (loss)	(1,284)	(131)	575	795
Other, net	(317)	(19)	(286)	(546)

Total other income (loss)	(413)	97	1,102	944

Income (loss) before taxes	13,751	13,249	16,340	27,182
Income taxes	4,399	4,238	5,229	9,552

Net income (loss)	$9,352	$9,011	$11,111	$17,630

Basic earnings (loss) per share	$0.16	$0.15	$0.19	$0.30
Diluted earnings (loss) per share	$0.16	$0.15	$0.19	$0.30

2008	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net sales	$246,277	$253,782	$244,073	$232,568
Cost of sales	123,362	126,067	126,287	121,679

Gross profit	122,915	127,715	117,786	110,889

Selling and marketing	28,553	31,920	30,980	29,982
Research and engineering	22,215	25,251	23,879	23,104
General and administrative	25,045	24,216	18,534	20,090
Amortization of intangibles	4,514	4,679	4,711	4,671
Claim settlement	—	—	(5,302)	—
Exit, restructuring and integration costs	3,234	4,680	4,304	7,791
Asset impairment charges	—	—	—	157,600

Total operating expenses	83,561	90,746	77,106	243,238

Operating income (loss)	39,354	36,969	40,680	(132,349)

Investment income (loss)	2,405	2,722	(5,141)	1,295
Foreign exchange gain (loss)	700	(69)	247	2,640
Other, net	(254)	(651)	(184)	(277)

Total other income (loss)	2,851	2,002	(5,078)	3,658

Income (loss) before taxes	42,205	38,971	35,602	(128,691)
Income taxes	14,561	13,445	9,832	(11,330)

Net income (loss)	$27,644	$25,526	$25,770	$(117,361)

Basic earnings (loss) per share	$0.42	$0.39	$0.40	$(1.88)
Diluted earnings (loss) per share	$0.42	$0.39	$0.40	$(1.88)

ZEBRA TECHNOLOGIES CORPORATION

Schedule II

Valuation and Qualifying Accounts

(Amounts in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions / (Recoveries)	Balance at End of Period

Valuation account for accounts receivable:
Year ended December 31, 2009	$2,734	$329	$877	$2,186
Year ended December 31, 2008	5,075	1,061	3,402	2,734
Year ended December 31, 2007	3,549	330	(1,196)	5,075

Valuation accounts for inventories:
Year ended December 31, 2009	$9,664	$6,661	$7,271	$9,054
Year ended December 31, 2008	10,004	8,394	8,734	9,664
Year ended December 31, 2007	9,935	9,736	9,667	10,004

See accompanying report of independent registered public accounting firm.

Index to Exhibits

2.1	(1)	Agreement and Plan of Merger between the Company, Waldo Acquisition Corp., WhereNet Corp. and Crosspoint Venture Partners 1996, LLP, dated as of January 11, 2007.
2.2	(2)	Agreement and Plan of Merger between the Company, Nero Acquisition LLC, Navis Holdings, LLC and Navis Corporation, dated October 15, 2007.
3.1(i)	(3)	Certificate of Incorporation of the Company, as amended.
3.1(ii)	(4)	Amended and Restated By-laws of Zebra Technologies Corporation.
4.0	(5)	Specimen stock certificate representing Class A Common Stock.
4.1	(6)	Rights Agreement between the Company and Mellon Investor Services, as Rights Agent.
10.1	(7)	1997 Stock Option Plan. +
10.2	(8)	First Amendment to 1997 Stock Option Plan. +
10.3	(8)	Second Amendment to 1997 Stock Option Plan. +
10.4	(9)	Third Amendment to 1997 Stock Option Plan. +
10.5	(10)	Amendment No. Four to 1997 Stock Option Plan. +
10.6	(7)	Directors’ 1997 Stock Option Plan. +
10.7	(5)	Lease between the Company and Unique Building Corporation for the Company’s facility in Vernon Hills, Illinois.
10.8	(3)	Amendment to the lease between the Company and Unique Building Corporation for the Company’s facility in Vernon Hills, Illinois, dated April 1, 1993.
10.9	(3)	Amendment to the lease between the Company and Unique Building Corporation for the Company’s facility in Vernon Hills, Illinois, dated December 1, 1994.
10.10	(11)	Amendment to the lease between the Company and Unique Building Corporation for the Company’s facility in Vernon Hills, Illinois, dated June 1, 1996.
10.11	(11)	Amendment to the lease between the Company and Unique Building Corporation for the Company’s facility in Vernon Hills, Illinois, dated June 2, 1996.
10.12	(12)	Amendment to the lease between the Company and Unique Building Corporation for the Company’s facility in Vernon Hills, Illinois, dated as of July 1, 1999.
10.13	(13)	2002 Non-Employee Director Stock Option Plan. +
10.14	(13)	Amendment No. 1 to 2002 Non-Employee Director Stock Option Plan. +
10.15	(16)	Employment Agreement between the Company and Anders Gustafsson dated August 23, 2007. +
10.16	(17)	First Amendment to Employment Agreement between the Company and Anders Gustafsson dated November 16, 2007. +
10.17	(14)	Second Amendment to Employment Agreement between the Company and Anders Gustafsson dated December 30, 2008. +
10.18	(16)	Non-Qualified Stock Option Agreement between the Company and Anders Gustafsson dated September 4, 2007. +
10.19	(16)	LTI Restricted Stock Agreement between the Company and Anders Gustafsson dated September 4, 2007. +
10.20	(16)	LTI Non-Qualified Stock Option Agreement between the Company and Anders Gustafsson dated September 4, 2007. +
10.21	(18)	Employment Agreement between the Company and Hugh Gagnier dated December 12, 2007. +
10.22	(14)	Amendment No. 1 to Employment Agreement between the Company and Hugh Gagnier dated December 30, 2008. +
10.23	(32)	Employment Agreement between the Company and Michael H. Terzich dated November 16, 2007. +
10.24	(32)	Employment Agreement between the Company and Todd Naughton dated November 16, 2007. +
10.25	(17)	Employment Agreement between the Company and Phil Gerskovich dated November 16, 2007. +
10.26	(27)	Employment Agreement between the Company and Joanne Townsend dated March 17, 2008. +
10.27	(28)	Employment Agreement between Michael C. Smiley and the Company dated May 1, 2008. +
10.28	(14)	Form of Amendment No. 1 to Employment Agreement by and between the Company and each executive officer other than Messrs. Gustafsson and Gagnier, each dated December 30, 2008. +
10.29	(8)	Form of Stock Option Agreement under the 1997 Stock Option Plan for awards granted prior to February 6, 2006. +
10.30	(13)	Form of Stock Option Agreement under the 2002 Non-Employee Director Stock Option Plan for awards granted prior to February 8, 2006. +
10.31	(31)	Form of Amendment to outstanding Stock Option Agreements under the 2002 Non-Employee Director Stock Option Plan. +
10.32	(19)	Form of Stock Option Agreement under the 1997 Stock Option Plan for awards granted on or after February 6, 2006. +
10.33	(19)	Form of Stock Option Agreement under the 2002 Non-Employee Director Stock Option Plan for awards granted on or after February 8, 2006. +

10.34	(20)	Form of Stock Option Agreement under the 2006 Incentive Compensation Plan for awards granted prior to April 25, 2007. +
10.35	(21)	Form of Stock Option Agreement under the 2006 Incentive Compensation Plan for awards granted to executive officers on or after April 25, 2007 and prior to December 2, 2008. +
10.36	(26)	Form of Restricted Stock Agreement under the 2006 Incentive Compensation Plan for awards granted on or after April 24, 2008 and prior to December 2, 2008. +
10.37	(29)	Form of Director 1-Year Vesting Stock Option Agreement under the 2006 Incentive Compensation Plan for awards granted to directors on or after May 22, 2008 and prior to December 2, 2008. +
10.38	(29)	Form of Director 4-Year Vesting Stock Option Agreement under the 2006 Incentive Compensation Plan for awards granted to directors on or after May 22, 2008 and prior to December 2, 2008. +
10.39	(31)	Amendment to outstanding Stock Option Agreements under the 2006 Incentive Compensation Plan, dated December 2, 2008. +
10.40	(31)	Form of Stock Option Agreement under the 2006 Incentive Compensation Plan for awards granted to executive officers on or after December 2, 2008. +
10.41	(31)	Form of Director Stock Option Agreement (1-Year Vesting) under the 2006 Incentive Compensation Plan for awards granted to directors on or after December 2, 2008. +
10.42	(31)	Form of Director Stock Option Agreement (4-Year Vesting) under the 2006 Incentive Compensation Plan for awards granted to directors on or after December 2, 2008. +
10.43	(31)	Form of Restricted Stock Agreement (time-vesting) under the 2006 Incentive Compensation Plan for awards granted on or after December 2, 2008. +
10.44	(31)	Form of Restricted Stock Agreement (performance-vesting) under the 2006 Incentive Compensation Plan for awards granted on or after December 2, 2008. +
10.45	(27)	Manufacturing Services Agreement between Jabil Circuit, Inc. and the Company dated May 30, 2007 (portions of this exhibit have been omitted and have been filed separately with the Commission pursuant to a request for confidential treatment.)
10.46	(30)	Credit Agreement between Zebra Technologies Corporation and Northern Trust Company, as Syndication Agent, Bank of America, N.A., as Documentation Agent, and JPMorgan Chase Bank, N.A., as Administrative Agent, dated as of August 14, 2008.
10.47	(4)	Amendment No. 1 and Waiver to Credit Agreement dated as of August 25, 2009 among the Company, Lenders, and JPMorgan Chase Bank.
10.48	(22)	Settlement Agreement with Paxar Americas, Inc., dated September 14, 2006.
10.49	(23)	2006 Incentive Compensation Plan. +
10.50	(31)	Amendment to the 2006 Incentive Compensation Plan dated December 2, 2008. +
10.51	(24)	WhereNet Corp. 1997 Stock Option Plan. +
10.52	(24)	First Amendment to the WhereNet Corp. 1997 Stock Option Plan. +
10.53	(25)	Amended and Restated Navis Holdings, LLC 2000 Option Plan. +
10.54	(15)	Zebra Incentive Plan for first half of 2009. +
10.55	(27)	2005 Executive Deferred Compensation Plan, as amended. +
10.56	(33)	Zebra Incentive Plan for second half of 2009. +
10.57	(34)	Zebra Incentive Plan for 2010. +
10.58	(4)	Employment agreement between the Company and Jim Kaput dated August 31, 2009. +
10.59	(4)	Employment agreement between the Company and William Walsh dated January 5, 2009.
21.1		Subsidiaries of the Company.
23.1		Consent of Ernst & Young LLP, independent registered public accounting firm.
31.1		Certification pursuant to Rule 13a-14(a)/15d-14(a).
31.2		Certification pursuant to Rule 13a-14(a)/15d-14(a).
32.1		Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)		Incorporated by reference from Quarterly Report on Form 10-Q filed on May 4, 2007.
(2)		Incorporated by reference from Current Report on Form 8-K filed on December 17, 2007.
(3)		Incorporated by reference from Form 10-K for fiscal year ended December 31. 2006.
(4)		Incorporated by reference from Quarterly Report on Form 10-Q filed on November 6, 2009.
(5)		Incorporated by reference from Registration Statement on Form S-1, File No. 33-41576.
(6)		Incorporated by reference from Form 10-Q for the quarterly period ended March 30, 2002.
(7)		Incorporated by reference from Form 10-K for the fiscal year ended December 31, 1997.
(8)		Incorporated by reference from Registration Statement on Form S-8, File No. 333-63009.
(9)		Incorporated by reference from Registration Statement on Form S-8, File No. 333-84512.
(10)		Incorporated by reference from Form 10-Q for the quarterly period ended September 28, 2002.
(11)		Incorporated by reference from Form 10-K for the fiscal year ended December 31, 1996.
(12)		Incorporated by reference from Form 10-Q for the quarterly period ended April 1, 2000.
(13)		Incorporated by reference from Form 10-Q for the quarterly period ended June 29, 2002.
(14)		Incorporated by reference from Current Report on Form 8-K filed on January 5, 2009.
(15)		Incorporated by reference from Current Report on Form 8-K filed on February 5, 2009.
(16)		Incorporated by reference from Current Report on Form 8-K filed on September 4, 2007.
(17)		Incorporated by reference from Current Report on Form 8-K filed on November 21, 2007.
(18)		Incorporated by reference from Current Report on Form 8-K filed on December 17, 2007.
(19)		Incorporated by reference from Current Report on Form 8-K filed on February 10, 2006.
(20)		Incorporated by reference from Current Report on Form 8-K filed on October 26, 2006.
(21)		Incorporated by reference from Current Report on Form 8-K filed on May 1, 2007.
(22)		Incorporated by reference from Current Report on Form 8-K filed on September 19, 2006.
(23)		Incorporated by reference from Current Report on Form 8-K filed on May 15, 2006.
(24)		Incorporated by reference from Registration Statement on Form S-8 filed on January 25, 2007, File No. 333-140207.
(25)		Incorporated by reference from Registration Statement on Form S-8 filed on December 19, 2007, File No. 333-148183.
(26)		Incorporated by reference from Current Report on Form 8-K filed on April 30, 2008.
(27)		Incorporated by reference from Form 10-Q for the quarterly period ended March 29, 2008.
(28)		Incorporated by reference from Current Report on Form 8-K filed on May 7, 2008.
(29)		Incorporated by reference from Current Report on Form 8-K filed on May 29, 2008.
(30)		Incorporated by reference from Form 10-Q for the quarterly period ended September 27, 2008.
(31 (32 (33 (34	) ) ) )

Incorporated by reference from Current Report on Form 8-K filed on December 8, 2008.

Incorporated by reference from Form 10-K for fiscal year ended December 31, 2008.

Incorporated by reference from Current Report on Form 8-K filed on August 12, 2009.

Incorporated by reference from Current Report on Form 8-K filed on February 10, 2010.

+		Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.