Form 10-Q
period 2010-04-03
ZEBRA TECHNOLOGIES CORP
filed 2010-05-06
CIK 877212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2010

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

As of April 30, 2010, there were 57,730,176 shares of Class A Common Stock, $.01 par value, outstanding.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

QUARTER ENDED APRIL 3, 2010

PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	April 3, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$35,988	$38,943
Restricted cash	1,598	1,725
Investments and marketable securities	136,565	114,064
Accounts receivable, net	145,642	150,992
Inventories, net	81,565	79,926
Deferred income taxes	10,561	10,792
Income taxes receivable	—	4,724
Prepaid expenses and other current assets	14,288	9,771

Total current assets	426,207	410,937

Property and equipment at cost, net of accumulated depreciation and amortization	77,951	77,589
Long-term deferred income taxes	32,643	35,842
Goodwill	152,288	153,225
Other intangibles, net	53,486	55,982
Long-term investments and marketable securities	79,947	91,989
Other assets	4,435	4,915

Total assets	$826,957	$830,479

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,870	$28,137
Accrued liabilities	43,322	52,591
Deferred revenue	22,553	24,082
Income taxes payable	423	—

Total current liabilities	93,168	104,810
Deferred rent	3,702	4,108
Other long-term liabilities	9,168	9,432

Total liabilities	106,038	118,350

Stockholders’ equity:
Preferred Stock	—	—
Class A Common Stock	722	722
Additional paid-in capital	136,143	136,104
Treasury stock	(401,123)	(385,831)
Retained earnings	993,928	969,195
Accumulated other comprehensive loss	(8,751)	(8,061)

Total stockholders’ equity	720,919	712,129

Total liabilities and stockholders’ equity	$826,957	$830,479

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended
	April 3, 2010	April 4, 2009
Net sales
Net sales of tangible products	$202,084	$166,684
Revenue from services and software	24,347	25,925

Total net sales	226,431	192,609

Cost of sales
Cost of sales of tangible products	108,540	95,859
Cost of services and software	10,556	10,941

Total cost of sales	119,096	106,800

Gross profit	107,335	85,809

Operating expenses:
Selling and marketing	27,500	23,199
Research and development	23,072	22,149
General and administrative	20,869	21,357
Amortization of intangible assets	2,358	2,634
Exit, restructuring and integration costs	1,816	2,296

Total operating expenses	75,615	71,635

Operating income	31,720	14,174

Other income (expense):
Investment income	842	1,178
Foreign exchange gain (loss)	199	(1,284)
Other, net	(349)	(317)

Total other income (expense)	692	(423)

Income before income taxes	32,412	13,751
Income taxes	7,679	4,399

Net income	$24,733	$9,352

Basic earnings per share	$0.43	$0.16
Diluted earnings per share	$0.42	$0.16

Basic weighted average shares outstanding	58,016	60,266
Diluted weighted average and equivalent shares outstanding	58,265	60,332

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Three Months Ended
	April 3, 2010	April 4, 2009
Cash flows from operating activities:
Net income	$24,733	$9,352
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	7,814	7,953
Equity-based compensation	2,231	3,167
Excess tax benefit from equity-based compensation	(3)	—
Gain on sale of assets	(82)	—
Deferred income taxes	3,535	3,263
Changes in assets and liabilities:
Accounts receivable, net	3,990	13,018
Inventories, net	(1,780)	(1,400)
Other assets	224	(244)
Accounts payable	870	(6,539)
Accrued liabilities	(9,118)	(23,946)
Deferred revenue	(1,618)	2,544
Income taxes	4,295	(8,055)
Other operating activities	(4,917)	(327)

Net cash provided by (used in) operating activities	30,174	(1,214)

Cash flows from investing activities:
Purchases of property and equipment	(5,818)	(6,802)
Acquisition of intangible assets	—	(425)
Purchases of investments and marketable securities	(89,586)	(57,473)
Maturities of investments and marketable securities	61,144	72,401
Sales of investments and marketable securities	17,736	22,583

Net cash provided by (used in) investing activities	(16,524)	30,284

Cash flows from financing activities:
Purchase of treasury stock	(20,823)	(28,593)
Proceeds from exercise of stock options and stock purchase plan purchases	4,191	1,168
Excess tax benefit from equity-based compensation	3	—

Net cash used in financing activities	(16,629)	(27,425)

Effect of exchange rate changes on cash	24	(213)

Net increase (decrease) in cash and cash equivalents	(2,955)	1,432
Cash and cash equivalents at beginning of period	38,943	33,267

Cash and cash equivalents at end of period	$35,988	$34,699

Supplemental disclosures of cash flow information:
Income taxes (refunded) paid	(454)	$8,302

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Basis of Presentation

Management prepared these unaudited interim consolidated financial statements for Zebra Technologies Corporation and subsidiaries (“Zebra”) according to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles (“GAAP”) for complete financial statements. Therefore, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in Zebra’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

The consolidated balance sheet as of December 31, 2009 in this Form 10-Q is taken from the audited consolidated balance sheet in our Form 10-K. These interim financial statements include all adjustments (of a normal, recurring nature) necessary to present fairly Zebra’s consolidated financial position as of April 3, 2010, the consolidated results of operations for the three months ended April 3, 2010 and April 4, 2009, and cash flows for the three months ended April 3, 2010 and April 4, 2009. These results, however, are not necessarily indicative of results for the full year.

Reclassifications. Certain amounts in the prior years’ financial statements have been reclassified to conform to the current year’s presentation. For the three months ended April 4, 2009, general and administrative expenses of $523,000 were reclassified to selling and marketing expenses, also, general and administrative expenses of $345,000 were reclassified to research and development expenses. These reclassifications were made to better reflect costs as they relate to their functional areas. Prior period amounts will differ in these categories from amounts previously reported.

Note 2 – Fair Value Measurements

Financial assets and liabilities are to be measured using inputs from three levels of the fair value hierarchy. Fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Zebra uses a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels:

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

Included in our investment portfolio are four auction rate security instruments. These instruments are classified as available-for-sale securities and are reflected at fair value. Due to events in credit markets, however, the auction events for the instruments held by Zebra as of April 3, 2010, are failed. Therefore, the fair values of these securities are estimated utilizing broker quotations, discounted cash flow analysis or other types of valuation adjustment methodologies at April 3, 2010. These analyses consider, among other items, the collateral underlying the security instruments, the creditworthiness of the counterparty, the timing of expected future cash flows, estimates of the next time the security is expected to have a successful auction, and Zebra’s intent and ability to hold such securities until credit markets improve. These securities were also compared, when possible, to other securities with similar characteristics.

Of the four auction rate security instruments, Zebra deemed one item to be other than temporarily impaired and recorded the market value decline in 2008. The decline in the market value of the other securities is considered temporary and has been recorded in accumulated other comprehensive income (loss) on Zebra’s balance sheet. Since Zebra has the intent and ability to hold these securities until they are sold at auction, redeemed at carrying value or reach maturity, we have classified them as long-term investments on the balance sheet.

Financial assets and liabilities carried at fair value as of April 3, 2010, are classified below (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
U.S. government and agency securities	$24,695	$—	$—	$24,695
Obligations of government-sponsored enterprises (1)	14,392	—	—	14,392
State and municipal bonds	154,515	—	4,133	158,648
Corporate securities	15,827	—	2,914	18,741
Other investments	36	—	—	36

Investments subtotal	209,465	—	7,047	216,512
Forward contracts (2)	3,896	—	—	3,896
Money market investments related to the deferred compensation plan	2,955	—	—	2,955

Total assets at fair value	$216,316	$—	$7,047	$223,363

Liabilities:
Liabilities related to the deferred compensation plan	$2,968	$—	$—	$2,968

Total liabilities at fair value	$2,968	$—	$—	$2,968

Financial assets and liabilities carried at fair value as of December 31, 2009, are classified below (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
U.S. government and agency securities	$12,811	$—	$—	$12,811
Obligations of government-sponsored enterprises (1)	10,666	—	—	10,666
State and municipal bonds	161,839	—	4,133	165,972
Corporate securities	13,654	—	2,914	16,568
Other investments	36	—	—	36

Investments subtotal	199,006	—	7,047	206,053
Forward contracts (2)	851	—	—	851
Money market investments related to the deferred compensation plan	3,155	—	—	3,155

Total assets at fair value	$203,012	$—	$7,047	$210,059

Liabilities:
Liabilities related to the deferred compensation plan	$3,155	$—	$—	$3,155

Total liabilities at fair value	$3,155	$—	$—	$3,155

(1)	Includes investments in notes issued by the Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association and the Federal Home Loan Bank.
(2)	The fair value of forward contracts are calculated as follows:

a.	Fair value of forward collar contract associated with forecasted sales hedges are calculated using the midpoint of ask and bid rates for similar contracts.
b.	Fair value of regular forward contracts associated with forecasted sales hedges are calculated using the period-end exchange rate adjusted for the discount rate (3 month LIBOR rate).
c.	Fair value of balance sheet hedges are calculated at the period end exchange rate adjusted for current forward points unless the hedge has been traded but not settled at period end. If this is the case, the fair value is calculated at the rate at which the hedge is being settled.

The following table presents Zebra’s activity for assets measured at fair value on a recurring basis using significant unobservable inputs, Level 3, for the three month periods (in thousands):

Three Months Ended
	April 3, 2010	April 4, 2009
Balance at beginning of the year	$7,047	$7,047
Transfers to Level 3	—	—
Total losses (realized or unrealized):
Included in earnings	—	—
Included in other comprehensive income (loss)	—	—
Purchases and settlements (net)	—	—

Balance at end of period	$7,047	$7,047

Total gains and (losses) for the period included in earnings attributable to the change in unrealized losses relating to assets still held at end of period	$—	$—

The following is a summary of short-term and long-term investments at April 3, 2010 and December 31, 2009 (in thousands):

	As of April 3, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government and agency securities	$24,809	$53	$(167)	$24,695
Obligations of government-sponsored enterprises	14,310	94	(12)	14,392
State and municipal bonds	158,358	852	(562)	158,648
Corporate securities	18,944	211	(414)	18,741
Other investments	36	—	—	36

Total investments	$216,457	$1,210	$(1,155)	$216,512

	As of December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government and agency securities	$12,931	$45	$(165)	$12,811
Obligations of government-sponsored enterprises	10,589	82	(5)	10,666
State and municipal bonds	165,366	1,177	(571)	165,972
Corporate securities	16,680	306	(418)	16,568
Other investments	36	—	—	36

Total investments	$205,602	$1,610	$(1,159)	$206,053

The maturity dates of investments are as follows (in thousands):

	As of April 3, 2010
	Amortized Cost	Estimated Fair Value
Less than 1 year	136,800	136,565
1 to 5 years	71,723	72,473
6 to 10 years	1,657	1,699
Thereafter	6,277	5,775

Total	$216,457	$216,512

The carrying value for Zebra’s financial instruments classified as current assets (other than short-term investments) and current liabilities approximate fair value due to short maturities.

Note 3 – Investments and Marketable Securities

We classify our investments in marketable debt securities as available-for-sale. As of April 3, 2010, all of our investments in marketable debt securities with maturities greater than one year are classified as long-term investments on the balance sheet due to our ability and intent to hold them until maturity.

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

Change in unrealized gains and losses on available-for-sale securities are included in these financial statements as follows (in thousands):

	Three Months Ended
	April 3, 2010	April 4, 2009
Changes in unrealized gains and (losses) on available for-sale securities, net of tax, recorded in accumulated other comprehensive income	$(247)	$587

Note 4 – Inventories

The components of inventories are as follows (in thousands):

	As of
	April 3, 2010	December 31, 2009
Raw material	$28,492	$27,953
Work in process	270	162
Deferred costs of long-term contracts	1,148	1,937
Finished goods	61,141	58,928

Total inventories, gross	91,051	88,980
Inventory reserves	(9,486)	(9,054)

Total inventories, net	$81,565	$79,926

Note 5 – Goodwill and Other Intangible Asset Data

Intangible asset data are as follows (in thousands):

	April 3, 2010		December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Current technology	$31,898	$(17,965)	$32,038	$(17,071)
Patent and patent rights	13,663	(7,356)	13,663	(6,774)
Customer relationships	44,712	(11,466)	44,822	(10,696)

Total	$90,273	$(36,787)	$90,523	$(34,541)

Aggregate amortization expense
For the year ended December 31, 2009			$10,466
For the three months ended April 3, 2010	$2,358

	As of April 3, 2010
Estimated amortization expense
For the year ended December 31, 2010	$9,255
For the year ended December 31, 2011	8,842
For the year ended December 31, 2012	8,187
For the year ended December 31, 2013	6,838
For the year ended December 31, 2014	3,858
Thereafter	18,864

Total	$55,844

Unamortized intangible assets	April 3, 2010	December 31, 2009
Goodwill at gross cost	$265,799	$265,799
Impairment charges	(112,184)	(112,184)
Foreign exchange impact	(1,327)	(390)

Goodwill	$152,288	$153,225

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

During the fourth quarter of 2008, we determined that certain impairment indicators existed related to identified intangible assets and conducted an additional impairment test of intangibles. Due to the deterioration of the economy and a significant reduction in the price of our stock, we determined that our goodwill and other intangible assets were impaired which resulted in impairment charges.

We performed our annual impairment test in June 2009 and determined that our goodwill was not impaired as of the end of May 2009.

Note 6 – Costs Associated with Exit or Disposal Activities

In 2008, we announced plans to establish regional distribution and configuration centers, consolidate our supplier base, and transfer final assembly of thermal printers to Jabil Circuit, Inc., a global third-party electronics manufacturer. These actions are intended to optimize our global printer product supply chain by improving responsiveness to customer needs and increasing Zebra’s flexibility to meet emerging business opportunities. As a result, substantially all printer manufacturing in our Vernon Hills, Illinois, and Camarillo, California, facilities has been transferred to Jabil’s facility in Guangzhou, China.

As of April 3, 2010, we have incurred and expect to incur the following exit costs (in thousands):

Type of Cost	Cost incurred through December 31, 2009	Costs incurred for the three months ended April 3, 2010	Total costs incurred as of April 3, 2010	Additional costs expected to be incurred	Total costs expected to be incurred
Severance, stay bonuses, and other employee-related expenses	$7,633	$430	$8,063	$207	$8,270
Professional services	5,915	35	5,950	249	6,199
Relocation and transition costs	8,802	1,306	10,108	362	10,470
Other exit costs	30	45	75	45	120

Total	$22,380	$1,816	$24,196	$863	$25,059

Included in the above costs incurred for the three month period ended April 3, 2010 is $55,000 related to our Zebra Enterprise Solutions (ZES) segment. These costs are broken down as $10,000 for severance (severance, stay bonuses and other employee-related expenses), and $45,000 for other. The remainder relate to Zebra’s Specialty Printing Group (SPG) segment.

For the three-month period ended April 4, 2009, we incurred exit, restructuring and integration costs of $474,000 for severance (severance, stay bonuses and other employee-related expenses), $91,000 for professional services, $1,323,000 for relocation and transition costs, which totaled $1,888,000. Also included in the line item exit, restructuring and integration costs for 2009 are expenses related to an integration project to combine our acquisitions of WhereNet Corp., proveo AG, Navis Holdings, LLC, and Multispectral Solutions, Inc., to form our ZES segment. Expenses related to integrating ZES totaled $0 for the three month period ended April 3, 2010 and $408,000 for the three month period ended April 4, 2009.

Liabilities and expenses related to exit activities were as follows (in thousands):

	Three Months Ended
	April 3, 2010	April 4, 2009
Balance at beginning of period	$3,038	$6,378
Charged to earnings	1,816	1,888
Cash paid	(2,322)	(4,125)

Balance at the end of period	$2,532	$4,141

Liabilities related to exit activities are included in the accrued liabilities line item on the balance sheet. All current exit costs are included in operating expenses under the line item exit, restructuring and integration costs.

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

Hedging of Net Assets

We use forward contracts and options to manage exposure related to our pound and euro-denominated net assets. Forward contracts typically mature within three months after execution of the contracts. We record gains and losses on these contracts and options in income each quarter along with the transaction gains and losses related to our net asset positions, which would ordinarily offset each other. Summary financial information related to these activities included in our consolidated statement of earnings as other income (expense) is as follows (in thousands):

	Three Months Ended
	April 3, 2010	April 4, 2009
Change in gains (losses) from foreign exchange derivatives	$3,913	$3,252
Gain (loss) on net foreign currency assets	(3,714)	(4,536)

Foreign exchange gain (loss)	$199	$(1,284)

	As of
	April 3, 2010	December 31, 2009
Notional balance of outstanding contracts:
Pound/US dollar	£7,605	£7,500
Euro/US dollar	€36,404	€37,000
Net fair value of outstanding contracts	$37	$(6)

Summary financial information related to the cash flow hedges is as follows (in thousands):

	As of
	April 3, 2010	December 31, 2009
Net unrealized gains (losses) deferred in other comprehensive income:
Gross	$—	$31
Income tax benefit	—	12

Net	$—	$19

Hedging of Anticipated Sales

We can manage the exchange rate risk of anticipated euro-denominated sales using purchased options, forward contracts, participating forwards and option collars. We designate these contracts as cash flow hedges which mature within twelve months after the execution of the contracts. Gains and losses on these contracts are deferred in other comprehensive income until the contracts are settled and the hedged sales are realized, the deferred gains or losses will then be reported as an increase or decrease to sales. We did not have any outstanding contracts or option collars as of April 3, 2010 and December 31, 2009. Summary financial information related to the cash flow hedges of future revenues follows (in thousands, except percentages):

As of
	April 3, 2010	December 31, 2009
Notional balance of outstanding contracts versus the dollar	€—	€—
Hedge effectiveness	—	—

Three Months Ended
	April 3, 2010	April 4, 2009
Net gains and (losses) included in revenue	$—	$1,370

Forward contracts

We record our forward contracts at fair value on our consolidated balance sheet as either long-term other assets or long-term other liabilities depending upon the fair value calculation as detailed in Note 2 of Zebra’s financial statements. The amounts recorded as of April 3, 2010, on our consolidated balance sheet are as follows (in thousands):

	As of
	April 3, 2010	December 31, 2009
Assets:
Other assets	$3,896	$851

Total	$3,896	$851

Liabilities:
Other long-term liabilities	$—	$—

Total	$—	$—

Note 8 – Warranty

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

The following table is a summary of Zebra’s accrued warranty obligation (in thousands):

	Three Months Ended
	April 3, 2010	April 4, 2009
Balance at the beginning of the year	$3,813	$2,814
Warranty expense	694	958
Warranty payments	(1,346)	(1,031)

Balance at the end of the period	$3,161	$2,741

In the European Union, we have an obligation to recycle printers. We reserve for this obligation based on the number of new printers sold after August 13, 2005, and printers sold prior to that date that are returned to us upon our sale of a new printer to a customer. The following is a summary of Zebra’s accrued recycling obligation (in thousands):

	Three Months Ended
	April 3, 2010	April 4, 2009
Balance at the beginning of the year	$1,001	$1,207
Recycling expense	—	14
Recycling payments	—	—
Other adjustments	(3)	(9)

Balance at the end of the period	$998	$1,212

Note 9 – Contingencies

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

Note 10 – Changes to Benefit Programs

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

Zebra also has a discretionary profit-sharing plan for qualified employees, to which it contributes a percentage of eligible payroll each year. Zebra announced that it will suspend any contributions to the profit sharing plan for the 2009 plan year and plan years going forward. Participants are not permitted to make contributions under the discretionary profit-sharing plan.

Note 11 – Stockholders’ Equity

Share count and par value data related to stockholders’ equity are as follows:

	April 3, 2010	December 31, 2009
Preferred Stock
Par value per share	$0.01	$0.01
Shares authorized	10,000,000	10,000,000
Shares outstanding	—	—
Common Stock – Class A
Par value per share	$0.01	$0.01
Shares authorized	150,000,000	150,000,000
Shares issued	72,151,857	72,151,857
Shares outstanding	57,724,510	58,318,983
Treasury stock
Shares held	14,427,347	13,832,874

During the three-month period ended April 3, 2010, Zebra purchased 750,000 shares of common stock for $20,823,000 under board authorized share repurchase plans compared to the three-month period ended April 4, 2009, in which Zebra purchased 1,652,772 shares of common stock for $28,593,000.

Zebra issued 166,528 treasury shares of common stock upon exercise of stock options and purchases under the stock purchase plan during the first three months of 2010. Zebra also issued from treasury shares 3,995 shares of common stock under restricted stock awards during the first three months of 2010. During the first three months of 2009, Zebra issued 88,372 treasury shares of common stock upon the exercise of stock options and purchases under the stock purchase plan and issued 106,370 shares of common stock from treasury shares under restricted stock awards.

Note 12 – Earnings Per Share

Earnings per share were computed as follows (in thousands, except per share amounts):

	Three Months Ended
	April 3, 2010	April 4, 2009
Basic earnings per share:
Net income	$24,733	$9,352

Weighted average common shares outstanding	58,016	60,266

Per share amount	$0.43	$0.16

Diluted earnings per share:
Net income	$24,733	$9,352

Weighted average common shares outstanding	58,016	60,266
Add: Effect of dilutive securities	249	66

Diluted weighted average and equivalent shares outstanding	58,265	60,332

Per share amount	$0.42	$0.16

Potentially dilutive securities that were excluded from the earnings per share calculation consist of options with an exercise price greater than the market closing price of the Class A common stock as of April 3, 2010. These options were as follows:

	Three Months Ended
	April 3, 2010	April 4, 2009
Potentially dilutive shares	1,924,000	2,875,000

Note 13 – Equity-Based Compensation

Zebra has an equity-based compensation plan and a stock purchase plan available for future grants. Zebra recognizes compensation costs using the straight-line method over the vesting period of 1 month to 5 years.

The compensation expense and the related tax benefit for equity-based payments were included in the Consolidated Statement of Earnings as follows (in thousands):

	Three Months Ended
	April 3, 2010	April 4, 2009
Cost of sales	$249	$281
Selling and marketing	311	417
Research and development	357	551
General and administrative	1,314	1,918

Total compensation	$2,231	$3,167

Income tax benefit	$770	$1,093

Cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized (excess tax benefits) are classified as financing cash flows in the statement of cash flows. The tax benefits classified as financing cash flows for the three months ended April 3, 2010 was $3,000 and for the three months ended April 4, 2009, was less than $1,000.

The fair value of equity-based compensation is estimated on the date of grant using a binomial model. Volatility is based on an average of the implied volatility in the open market and the annualized volatility of Zebra stock prices over our entire stock history. Stock option grants in the table below include both stock options, all of which were non-qualified, and stock appreciation rights (SAR) that will be settled in Zebra stock. The following table shows the weighted-average assumptions used for grants of stock options and SARs as well as the fair value of the grants based on those assumptions:

	Three Months Ended
	April 3, 2010	April 4, 2009
Expected dividend yield	0%	0%
Forfeiture rate	9.92%	8.99%
Volatility	43.08%	37.79%
Risk free interest rate	2.23%	3.17%
– Range of interest rates	0.15% - 3.29%	0.81% - 3.87%
Expected weighted-average life	5.23 years	5.09 years
Fair value of options and SARs granted	$145,000	$186,000
Weighted-average grant date fair value of options and SARs granted	$11.85	$7.62

Stock option and SAR activity was as follows:

	Three Months Ended April 3, 2010
Options and SARs	Shares	Weighted-Average Exercise Price
Outstanding at beginning of year	3,451,945	$32.81
Granted	12,277	29.34
Exercised	(139,148)	25.60
Forfeited	(48,022)	30.50
Expired	(36,017)	37.73

Outstanding at end of period	3,241,035	$33.04

Exercisable at end of period	1,830,013	$36.46

Intrinsic value of exercised options and SARs	$495,000

For the three months ended April 3, 2010, equity granted above includes SARs with respect to 12,277 shares of Zebra common stock. The terms of the SARs are established under the 2006 Zebra Technologies Corporation Incentive Compensation Plan (the 2006 Plan) and the applicable SAR agreement. Once vested, a SAR entitles the holder to receive a payment equal to the difference between the per-share base price of the SAR and the fair market value of a share of Zebra stock on the date the SAR is exercised, multiplied by the number of SAR’s exercised. Exercised SARs are settled in whole shares of Zebra stock, and any fraction of a share is settled in cash. The SARs granted during the first three months of 2010 vest annually in four equal amounts on each of the first four anniversaries of the grant date and expire 10 years after the grant date.

The following table summarizes information about stock options and SARs outstanding at April 3, 2010:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
$ 1.29-$19.56	760,872	8.05 years	$18.59	126,686	$13.98
$ 19.57-$34.59	679,630	4.45 years	25.13	509,460	24.53
$ 34.60-$39.27	616,348	7.15 years	36.51	255,080	36.48
$ 39.28-$43.35	552,566	6.70 years	42.07	319,168	42.24
$ 43.36-$53.92	631,619	4.74 years	47.66	619,619	47.69

	3,241,035			1,830,013

	Outstanding	Exercisable
Aggregate intrinsic value	$11,941,000	$4,830,000
Weighted-average remaining contractual term	6.3 years	4.7 years

Restricted stock award activity, granted under the 2006 Plan, for the period ended April 3, 2010, was as follows:

	Three Months Ended April 3, 2010
Restricted Stock Awards	Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of year	507,984	$23.90
Granted	3,995	29.38
Released	(11,441)	33.31
Forfeited	(11,045)	25.93

Outstanding at end of period	489,493	$23.68

As of April 3, 2010, there was $16,089,000 of unearned compensation cost related to awards granted under Zebra’s equity-based compensation plans, which is expected to be recognized over a weighted-average period of 2.3 years.

The fair value of the purchase rights of all Zebra employees issued under the stock purchase plan is estimated using the following weighted-average assumptions for purchase rights granted. Expected lives of three months to one year have been used along with these assumptions.

	Three Months Ended
	April 3, 2010	April 4, 2009
Fair market value	$28.35	$19.02
Option price	$26.93	$16.17
Expected dividend yield	0%	0%
Expected volatility	21%	45%
Risk free interest rate	0.06%	0.11%

Note 14 – Income Taxes

Zebra has identified, evaluated, and measured the amount of income tax benefits to be recognized for all of our income tax positions. Included in deferred tax assets are amounts related to federal and state net operating losses that resulted from our acquisition of WhereNet Corp. Zebra’s intention is to utilize these net operating loss carryforwards to offset future income tax expense.

Zebra has concluded all U.S. federal income tax audits for years through 2006. The tax years 2005 through 2009 remain open to examination by multiple state taxing jurisdictions. Tax authorities in the United Kingdom have completed income tax audits for tax years through 2006.

Zebra’s continuing practice is to recognize interest and/or penalties related to income tax matters as part of income tax expense. For the three month periods ended April 3, 2010 and April 4, 2009, we did not accrue any interest or penalties into income tax expense.

The effective income tax rate for the first quarter of 2010 was 23.7% compared with an income tax rate of 32.0% for the first quarter of 2009. Zebra’s effective tax rate for the quarter ended April 3, 2010 included a $2,764,000 reduction of federal taxes related to prior years’ adjustments for intercompany profit in ending inventory which reduced our effective rate by 8.5%.

Note 15 – Other Comprehensive Income

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

•

Unrealized gains (losses) on foreign currency hedging activities relate to derivative instruments used to hedge the currency exchange rates for forecasted euro sales. These hedges are designated as cash flow hedges, and we have deferred income statement recognition of gains and losses until the hedged transaction occurs. See Note 7 for more details.

•	Unrealized gains (losses) on investments classified as available-for-sale are deferred from income statement recognition until the gains or losses are realized. See Note 3 for more details.

The Consolidated Statements of Comprehensive Income are as follows (in thousands):

	Three Months Ended
	April 3, 2010	April 4, 2009
Net income	$24,733	$9,352
Other comprehensive income (loss):
Foreign currency translation adjustment	(444)	(1,581)
Changes in unrealized gains (losses) on hedging transactions, net of tax	1	8
Changes in unrealized gains (losses) on investments, net of tax	(247)	587

Comprehensive income	$24,043	$8,366

The components of other comprehensive income gross and net of income tax are as follows (in thousands):

	Three Months Ended
	April 3, 2010	April 4, 2009
Changes in unrealized gains and losses on foreign currency hedging activities:
Gross	$1	$13
Income tax (benefit)	—	5

Net	$1	$8

Changes in unrealized gains and losses on investments classified as available-for-sale:
Gross	$(396)	$941
Income tax (benefit)	(149)	354

Net	$(247)	$587

The components of accumulated other comprehensive income (loss) included in the Consolidated Balance Sheets are as follows (in thousands):

	As of
	April 3, 2010	December 31, 2009
Foreign currency translation adjustments	$(8,786)	$(8,342)

Unrealized gains and (losses) on hedging transactions:
Gross	$—	$(1)
Income tax (benefit)	—	—

Net	$—	$(1)

Unrealized gains and (losses) on investments classified as available-for-sale:
Gross	$56	$452
Income tax (benefit)	21	170

Net	$35	$282

Note 16 – Segment Information

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

ZES has evolved since the beginning of 2007 with the acquisitions of WhereNet Corp., proveo AG, Navis Holdings, LLC and Multispectral Solutions, Inc. The solutions that these companies provide are generally sold on a contract basis and are typically installed over several quarters. These contracts cover a range of services, including design, installation and ongoing maintenance services.

Segment information is as follows (in thousands):

	Three Months Ended
	April 3, 2010	April 4, 2009
Net sales:
SPG Tangible products	$199,200	$162,498
SPG Service & software	8,728	8,270

SPG Net Sales	207,928	170,768

ZES Tangible products	2,884	4,186
ZES Service & software	15,619	17,655

ZES Net Sales	18,503	21,841

Total	$226,431	$192,609

Operating profit (loss):
SPG	$54,443	$33,999
ZES	(5,411)	(3,359)
Corporate and other	(17,312)	(16,466)

Total	$31,720	$14,174

	As of
	April 3, 2010	December 31, 2009
Identifiable assets:
SPG	$335,215	$336,428
ZES	181,189	185,495
Corporate and other	310,553	308,556

Total	$826,957	$830,479

Zebra records its federal and state deferred tax assets and liabilities in corporate and other as reflected above. Intersegment sales are not significant. Corporate and other includes corporate administration costs or assets that support both reporting segments.

Note 17 – New Accounting Pronouncements

In October 2009, the FASB issued update 2009-13, ASC 605, Revenue Recognition: Multiple –Deliverable Revenue Arrangements-a consensus of the FASB Emerging Issues Task Force. The revised guidance provides for two significant changes to existing multiple element arrangement guidance. The first relates to the determination of when the individual deliverables included in a multiple-

element arrangement may be treated as separate units of accounting. This change is significant as it may result in the requirement to separate more deliverables within an arrangement, ultimately leading to less revenue deferral. The second change modifies the manner in which the transaction consideration is allocated across the separately identifiable deliverables. These changes may result in earlier recognition of revenue for multiple-element arrangements than under previous guidance. This standard is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We have not yet determined the effect of this standard upon our consolidated financial statements.

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

In January 2010, the FASB issued update 2010-06, ASC 820, Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements. This updated guidance requires new disclosures related to transfers in and out of Levels 1 and 2. The standard also provides guidance on the disclosures related to Level 3 activities. In addition, existing disclosures related to disaggregation levels and disclosures about inputs and valuation techniques are clarified. This standard is effective for interim and annual periods beginning after December 15, 2009. This standard did not have a material effect upon our consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations: First Quarter of 2010 versus First Quarter of 2009

Consolidated Results of Operations

(Amounts in thousands, except percentages):

	Three Months Ended
	April 3, 2010	April 4, 2009	Percent Change	Percent of Net Sales - 2010	Percent of Net Sales - 2009
Net Sales
Tangible products	$202,084	$166,684	21.2	89.2	86.5
Service & software	24,347	25,925	(6.1)	10.8	13.5

Total net sales	226,431	192,609	17.6	100.0	100.0
Cost of Sales
Tangible products	108,540	95,859	13.2	49.9	49.7
Service & software	10,556	10,941	(3.5)	4.7	5.7

Total cost of sales	119,096	106,800	11.5	52.6	55.4

Gross profit	107,335	85,809	25.1	47.4	44.6
Operating expenses	75,615	71,635	5.6	33.4	37.2

Operating income	31,720	14,174	123.8	14.0	7.4
Other income (expense)	692	(423)	263.6	0.3	(0.3)

Income before income taxes	32,412	13,751	135.7	14.3	7.1
Income taxes	7,679	4,399	74.6	3.4	2.2

Net income	$24,733	$9,352	164.5	10.9	4.9

Diluted earnings per share	$0.42	$0.16

Consolidated Results of Operations – First quarter

Sales

Net sales for the first quarter of 2010 compared with the 2009 quarter increased 17.6% due to a broad-based increase in demand for Zebra products. The increase in sales was largely attributable to increased hardware sales with notable volume increases in high-performance tabletop, desktop, mobile printers and aftermarket parts. Supplies sales increased from greater shipments of labels and thermal ribbons. Printer unit volume increased 22.7% for the first quarter of 2010 compared to levels in 2009.

Sales by product category were as follows (amounts in thousands, except percentages):

	Three Months Ended
Product Category	April 3, 2010	April 4, 2009	Percent Change	Percent of Net Sales - 2010	Percent of Net Sales - 2009
Hardware	$160,030	$127,235	25.8	70.7	66.1
Supplies	40,697	38,081	6.9	18.0	19.8
Service and software	24,347	25,925	(6.1)	10.8	13.5
Shipping and handling	1,357	1,368	(0.8)	0.5	0.6

Total net sales	$226,431	$192,609	17.6	100.0	100.0

Sales increased in all geographic territories due primarily to the global economic recovery. The sales growth on a percentage basis was greatest in Latin America and Asia Pacific because of higher rates of economic growth in those regions. Movements in foreign exchange rates, principally a weaker euro against the dollar, increased sales in the Europe, Middle East and Africa region by $4,294,000, net of hedges.

Sales to customers by geographic region were as follows (in thousands, except percentages):

	Three Months Ended
Geographic Region	April 3, 2010	April 4, 2009	Percent Change	Percent of Net Sales - 2010	Percent of Net Sales - 2009
Europe, Middle East and Africa	$83,544	$74,620	12.0	36.9	38.7
Latin America	20,990	13,071	60.6	9.3	6.8
Asia-Pacific	25,347	19,409	30.6	11.2	10.0

Total International	129,881	107,100	21.3	57.4	55.5
North America	96,550	85,509	12.9	42.6	44.5

Total net sales	$226,431	$192,609	17.6	100.0	100.0

Gross Profit

Gross profit increased due to higher volumes and an improved product mix, with increased sales in high-performance and mid-range table top printers, partially offset by $5,915,000 in higher freight costs in 2010. The benefit of outsourcing printer production to a third party and continued cost control contributed to increase gross profit.

Operating Expenses

Operating expenses for the three-month period increased 5.6% due mainly to greater selling and marketing expenses from the higher level of business activity. Several categories accounted for the increase, including compensation costs, outside commissions, advertising and direct marketing, travel and entertainment and offsite meeting expenses. Amortization of intangibles decreased $276,000 and exit, restructuring and integration costs decreased $480,000 in the first quarter of 2010 as compared to 2009. Amortization decreases were due to an intangible asset being fully amortized at the end of 2009. Zebra’s program for outsourcing its manufacturing operations is nearing completion and the related restructuring costs for this program are declining. In addition, integration costs associated with integrating the Zebra Enterprise Solutions (ZES) businesses were completed in 2009.

Operating expenses are summarized below (in thousands, except percentages):

	Three Months Ended
Operating Expenses	April 3, 2010	April 4, 2009	Percent Change	Percent of Net Sales 2010	Percent of Net Sales 2009
Selling and marketing	$27,500	$23,199	18.5	12.1	12.0
Research and development	23,072	22,149	4.2	10.2	11.5
General and administrative	20,869	21,357	(2.3)	9.2	11.1
Amortization of intangible assets	2,358	2,634	(10.5)	1.0	1.4
Asset impairment charges	—	—	—	—	—
Exit, restructuring and integration costs	1,816	2,296	(20.9)	0.9	1.2

Total operating expenses	$75,615	$71,635	5.6	33.4	37.2

Other Income

Investment income for 2010 declined primarily from lower short-term interest rates in the first quarter of 2010 compared with 2009. Zebra recorded a foreign exchange gain in the first quarter of 2010 as the U.S. dollar strengthened during the period against the euro versus 2009 when exchange rates were not as favorable.

Zebra’s non-operating income and expense items are summarized in the following table (in thousands):

	Three Months Ended
	April 3, 2010	April 4, 2009
Investment income (loss)	$842	$1,178
Foreign exchange gain (loss)	199	(1,284)
Other, net	(349)	(317)

Total other income (loss)	$692	$(423)

Operating Income (Loss)

The operating income increase for the first quarter of 2010 was the result of increased sales and gross profit as noted above.

Income Taxes

The effective income tax rate for the first quarter of 2010 was 23.7% compared with an income tax rate of 32.0% for the first quarter of 2009. Zebra’s effective tax rate for the quarter ended April 3, 2010 included a $2,764,000 reduction of federal taxes related to prior years’ adjustments for intercompany profit in ending inventory which reduced our effective rate by 8.5%.

Business Groups

Specialty Printing Group

(Amounts in thousands, except percentages):

	Three Months Ended
	April 3, 2010	April 4, 2009	Percent Change	Percent of Net Sales - 2010	Percent of Net Sales - 2009
Net Sales
Tangible products	$199,200	$162,498	22.6	95.8	95.2
Service & software	8,728	8,270	5.5	4.2	4.8

Total net sales	207,928	170,768	21.8	100.0	100.0
Cost of Sales
Tangible products	106,026	92,642	14.4	51.1	54.3
Service & software	5,473	4,454	22.9	2.5	2.6

Total cost of sales	111,499	97,096	14.8	53.6	56.9

Gross profit	96,429	73,672	30.9	46.4	43.1
Operating expenses	41,986	39,673	5.8	20.2	23.2

Operating income	$54,443	$33,999	60.1	26.2	19.9

Specialty Printing Group – First quarter

Net sales in our Specialty Printing Group (SPG) increased 21.8% with the highest percentage growth in sales occurring in Latin America and Asia Pacific, and the highest dollar growth occurring in North America and the Europe, Middle East and Africa region.

The increase in sales was largely attributable to increased hardware sales, with notable increases in sales of high-performance and mid-range tabletop, desktop, mobile printers and aftermarket parts. Supplies sales increased from higher shipments of labels and thermal ribbons.

Gross profit for SPG was affected by favorable foreign currency movements which increased first quarter gross profit by $3,681,000. Gross profit also increased due to higher volumes and a favorable product mix with increased sales of high-performance table top printers, partially offset by higher freight costs of $5,915,000 in 2010. The benefit of outsourcing printer production to a third party and continued cost control contributed to increase gross profit.

Printer unit volumes and average selling price information is summarized below:

	Three Months Ended
	April 3, 2010	April 4, 2009	Percent Change
Total printers shipped	244,422	199,218	22.7
Average selling price of printers shipped	$547	$517	5.8

For the first quarter of 2010, unit volumes increased in nearly all printer product lines compared to the same period of 2009, with notable volume increases in high-performance tabletop, desktop and mobile printers. These increases were offset by a reduction in photo printers as this line was discontinued in 2009.

Operating expense related changes for SPG are as follows (in thousands):

	Three Months Ended		Increase/ (Decrease)
	April 3, 2010	April 4, 2009
Payroll and benefit costs	$25,577	$24,412	$1,165
Business development	3,838	3,320	518
Outside professional services	2,107	1,341	766
Travel and entertainment	1,334	1,037	297
Exit, restructuring and integration costs	1,600	2,038	(438)
Other expenses	7,530	7,525	5

Total operating expenses	$41,986	$39,673	$2,313

Operating expenses for SPG increased primarily to greater selling and marketing expenses from the higher level of business activity and expansion into new markets. Operating expenses are higher due to increases in payroll and benefit costs, advertising and marketing costs, consulting fees, compliance costs, and travel and entertainment expenses. Exit, restructuring and integration costs are being reduced as the outsourcing project is nearing completion.

Zebra Enterprise Solutions

(Amounts in thousands, except percentages):

	Three Months Ended
	April 3, 2010	April 4, 2009	Percent Change	Percent of Net Sales - 2010	Percent of Net Sales - 2009
Net Sales
Tangible products	$2,884	$4,186	(31.1)	15.6	19.2
Service & software	15,619	17,655	(11.5)	84.4	80.8

Net sales	18,503	21,841	(15.3)	100.0	100.0
Cost of Sales
Tangible products	2,514	3,217	(21.9)	13.6	14.7
Service & software	5,083	6,487	(21.6)	27.5	29.7

Cost of sales	7,597	9,704	(21.7)	41.1	44.4

Gross profit	10,906	12,137	(10.1)	58.9	55.6
Operating expenses	16,317	15,496	5.3	88.1	71.0

Operating loss	$(5,411)	$(3,359)	61.1	(29.2)	(15.4)

Zebra Enterprise Solutions – First quarter

ZES sales decreased 15.3% for the first quarter of 2010 compared to 2009 primarily due to lower bookings and delays associated with project implementations affecting license revenue. Sales of hardware declined due to reduced or delayed bookings. Margins improved in services provided to customers due to reduced service costs.

Operating expense changes for ZES are due to the following (in thousands):

	Three Months Ended		Increase/ (Decrease)
	April 3, 2010	April 4, 2009
Payroll and benefit costs	$10,031	$9,053	$978
Business development	387	328	59
Outside professional services	640	380	260
Travel and entertainment	768	509	259
Exit, restructuring and integration costs	55	408	(353)
Amortization expense	1,668	1,946	(278)
Other expenses	2,768	2,872	(104)

Total operating expenses	$16,317	$15,496	$821

ZES operating expenses for the first quarter of 2010 are higher than 2009 due to increases in payroll and benefit costs, consulting, project expenses and travel and entertainment costs. These increases were offset due to the collection of receivables that had been previously considered uncollectible, reduced integration costs, and lower amortization expense due to an intangible asset being fully amortized at the end of 2009.

Liquidity and Capital Resources

(Amounts in thousands, except percentages):

	Three Months Ended
	April 3,	April 4,
Rate of Return Analysis:	2010	2009
Average cash and marketable securities balances	$250,409	$207,098
Annualized rate of return	0.3%	2.3%

Average cash and marketable securities balances for the first quarter of 2010 increased compared to 2009 as a result of increased cash provided by operations and a lesser amount spent on stock repurchases throughout 2009 compared to 2008.

As of April 3, 2010, Zebra had $254,098,000 in cash, restricted cash, investments and marketable securities, compared with $246,721,000 at December 31, 2009. Factors affecting cash and investment balances during the first three months of 2010 include the following (changes below include the impact of foreign currency):

•	Operations provided cash in the amount of $30,174,000, primarily from net income and collection of receivables.

•	Accounts receivable decreased $3,990,000 because of successful collection efforts. Days sales outstanding, as calculated by the financial method, improved from 62 days to 59 days.

•	Accrued liabilities decreased $9,118,000, due to the payment of payroll-related expenses, sales promotions and rebates.

•	Taxes payable increased $4,295,000 due to the timing of tax payments.

•	Purchases of property and equipment totaled $5,818,000.

•	Net sales of investments totaled $17,736,000.

•	Purchases of treasury shares totaled $20,823,000.

•	Stock option exercises and purchases under the stock purchase plan contributed $4,191,000.

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

Pass Through Rebate Program

Some of our distributors are offered monthly rebates based on distribution of products to our program partners. These rebates are recorded as a reduction to revenue. Each month we estimate the amount of rebate earned and establish a reserve for them based on recent trends of actual activity. The actual distributor rebates paid have historically been in line with our estimates.

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

•	We recognize license revenue when (1) a signed contract is obtained; (2) delivery of the product has occurred; (3) the license fee is fixed or determinable; and (4) collection is probable.

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

Investments and Marketable Securities

Investments and marketable securities at April 3, 2010, consisted of the following:

U.S. government and agency securities	11.4%
Obligations of government sponsored enterprises (1)	6.7%
State and municipal bonds	73.3%
Corporate securities	8.6%

(1)	Includes investments in notes issued by the Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association and the Federal Home Loan Bank.

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

Trading and available-for-sale securities are recorded at fair value. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of discounts or premiums. Unrealized holding gains and losses on trading securities are included in earnings. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders’ equity until realized. As of April 3, 2010, Zebra’s investments in marketable debt securities are classified as available-for-sale. In addition, as of April 3, 2010, all of our investments in marketable debt securities with maturities greater than one year are classified as long-term in the consolidated balance sheet due to our ability and intent to hold them until maturity.

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

We reserve for estimated credit losses based upon historical experience and specific customer collection issues. Over the last three years, accounts receivable reserves varied from 1.4% to 3.8% of total accounts receivable. Accounts receivable reserves as of April 3, 2010, were $2,325,000, or 1.6% of the balance due. Accounts receivable reserves as of December 31, 2009, were $2,186,000, or 1.4% of the balance due. The decrease is driven primarily by the collection of previously reserved accounts. We believe our reserve level is appropriate considering the quality of the portfolio as of April 3, 2010. While credit losses have historically been within expectations and the provisions established, we cannot guarantee that our credit loss experience will continue to be consistent with historical experience.

Inventories

We value our inventories at the lower of the actual cost to purchase or manufacture using the first-in, first-out (FIFO) method, or the current estimated market value. We review inventory quantities on hand and record a provision for excess and obsolete inventory based on forecasts of product demand and production requirements for the subsequent twelve months.

Over the last three years, our reserves for excess and obsolete inventories have ranged from 6.8% to 12.4% of gross inventory. As of April 3, 2010, inventory reserves were $9,486,000, or 10.4% of gross inventory compared to inventory reserves of $9,054,000, or 10.2% of gross inventory as of December 31, 2009. We believe our reserve level is appropriate considering the quantities and quality of the inventories as of April 3, 2010.

Valuation of Goodwill

We test the impairment of goodwill each year at the end of May or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We completed our annual assessment during June 2009 and determined that our goodwill was not impaired as of the end of May 2009.

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

Due to the deterioration of the economy and a significant reduction in the price of our stock, we performed an interim test of our goodwill in the fourth quarter of 2008 and determined that the goodwill associated with our ZES segment was impaired. See Note 5 of the Consolidated Financial Statements for further discussion of this impairment charge.

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

Under the “Income Approach – Discounted Cash Flow Analysis” the key assumptions consider sales, cost of sales and operating expenses projected through the year 2015. These assumptions were determined by management utilizing our internal operating plan and assuming growth rates for revenues and operating expenses, and margin assumptions. The fourth key assumption under this approach is the discount rate which is determined by looking at current risk-free rates of capital, current market interest rates and the evaluation of risk premia relevant to the business segment. If our assumptions relative to growth rates were to change or were incorrect, our fair value calculation may change which could result in impairment.

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

The results of these three methods are weighted based upon management’s determination with more weighing upon the Income approach because it considers anticipated future financial performance. The Market approaches are based upon historical and current economic conditions which might not reflect the long term prospects or opportunities for our business segment being evaluated.

If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, we perform the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill.

Due to the deterioration of the economy and a significant reduction in the price of our stock, we determined that our goodwill from our recent ZES acquisitions was impaired requiring goodwill impairment charges of $113,679,000 at December 31, 2008. Upon completion of a detailed second step impairment analysis we recorded a credit of $1,495,000 in the second quarter of 2009 to adjust a portion of the original estimated goodwill impairment for ZES.

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

Net intangible assets, long-lived assets and goodwill amounted to $283,725,000 as of April 3, 2010.

Income Taxes

Zebra has identified, evaluated, and measured the amount of income tax benefits to be recognized for all of our income tax positions. Included in deferred tax assets are amounts related to federal and state net operating losses that resulted from our acquisition of WhereNet Corp. Zebra’s intention is to utilize these net operating loss carryforwards to offset future income tax expense.

Zebra has concluded all U.S. federal income tax audits for years through 2006. The tax years 2005 through 2009 remain open to examination by multiple state taxing jurisdictions. Tax authorities in the United Kingdom have completed income tax audits for tax years through 2006.

Zebra’s continuing practice is to recognize interest and/or penalties related to income tax matters as part of income tax expense. For the three month periods ended April 3, 2010 and April 4, 2009, we did not accrue any interest or penalties into income tax expense.

The effective income tax rate for the first quarter of 2010 was 23.7% compared with an income tax rate of 32.0% for the first quarter of 2009. Zebra’s effective tax rate for the quarter ended April 3, 2010 included a $2,764,000 reduction of federal taxes related to prior years’ adjustments for intercompany profit in ending inventory which reduced our effective rate by 8.5%.

Significant Customer

ScanSource, Inc. is our most significant customer. Our net sales to ScanSource, Inc., an international distributor of Zebra products, as a percentage of total net sales, were as follows:

	Three Months Ended
	April 3, 2010	April 4, 2009
Net Sales to ScanSource, Inc.	17.2%	14.3%

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

When used in this document and documents referenced, the words “anticipate,” “believe,” “estimate,” “will” and “expect” and similar expressions as they relate to Zebra or its management are intended to identify such forward-looking statements. We encourage readers of this report to review Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, for a further discussion of issues that could affect Zebra’s future results. Zebra undertakes no obligation, other than as may be required by law, to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this report.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There were no material changes in Zebra’s market risk during the quarter ended April 3, 2010. For additional information on market risk, refer to the “Quantitative and Qualitative Disclosures About Market Risk” section of our Form 10-K for the year ended December 31, 2009. See Note 3 to the Consolidated Financial Statements included in this report for further discussion of investments and marketable securities.

In the normal course of business, portions of Zebra’s operations are subject to fluctuations in currency values. We manage these risks using derivative financial instruments. See Note 7 to the Consolidated Financial Statements included in this report for further discussion of derivative instruments.

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

As of January 1, 2010, we changed the functional currency of our UK subsidiary from the pound to the U. S. dollar. As a result we modified and enhanced our reconciliation and management review controls over this subsidiary. The modified controls have been in effect since the conversion date.

During the first three months of 2010, we made additional changes to our controls and procedures as part of our ongoing monitoring of our controls. None of these changes has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In addition, there were no other changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

See Note 9 to the Consolidated Financial Statements included in this report.

Item 1A.	Risk Factors

In addition to the other information included in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, and the factors identified under “Safe Harbor” at the end of Item 2 of Part I of this Quarterly Report on Form 10-Q, which could materially affect our business, financial condition, cash flows or results of operations. The risks described in our Annual Report on Form 10-K are not the only risks facing Zebra. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, cash flows and/or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Treasury Shares

During the first quarter of 2010, Zebra purchased 750,000 shares of Zebra’s Class A Common Stock at a weighted average share price of $27.76 per share, as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum number of shares that may yet be purchased under the program
January 2010 (January 1 – January 30)	117,796	$27.49	117,796	2,081,490
February 2010 (January 31 – February 27)	382,204	$26.88	382,204	1,699,286
March 2010 (February 28 – April 3)	250,000	$29.24	250,000	1,449,286

(1)	On February 17, 2009, Zebra announced that the Board authorized the purchase of an additional 3,000,000 shares under the same terms. The February 2009 authorization does not have an expiration date.
(2)	During the first quarter, Zebra acquired 3,951 shares of Zebra Class A Common Stock through the withholding of shares necessary to satisfy tax withholding obligations upon the vesting of restricted stock awards. These shares were acquired at an average price of $27.63 per share.

Item 5.	Other Information

In lieu of filing under Form 8-K, Zebra is making this filing under Item 5 of Form 10-Q.

Amendment to By-laws

On May 1, 2010, the Board of Directors of Zebra approved an amendment to the Amended and Restated By-laws of Zebra (the “By-laws”), effective immediately, to (1) add a new Article VI to our By-laws that would provide for mandatory indemnification and advancement of expenses for Zebra’s directors and executive officers and former directors and executive officers and (2) delete a redundant Section 2.11 because Section 2.12 also sets forth the voting standard for approval of a matter submitted to a vote of stockholders.

New Article VI of our By-laws also would give Zebra the ability to decide, on a case-by-case basis, the indemnification and advancement rights of Zebra’s other officers, employees and agents. The following description of Article VI is qualified in its entirety by reference to the complete text of the By-laws, as amended, a copy of which is attached as Exhibit 3(ii) to this Form 10-Q and is incorporated herein by reference.

Indemnification. Directors and executive officers and former directors and executive officers are entitled to the broad indemnification rights provided for under the Delaware law. It includes expenses, attorneys’ fees and, for third party proceedings, judgments, fines, penalties and amounts paid in settlement actually and reasonably incurred in connection with an investigation, preparation of defense or defense of such action, suit, proceeding or claim. Zebra is not required to indemnify any person in connection with any action or proceeding initiated by the person other than (1) an action or proceeding authorized by the Board or (2) an action or proceeding seeking or defending that person’s right to indemnification.

Advancement of Expenses. A claimant is entitled to be paid by Zebra his or her expenses in advance of the final disposition of an action or proceeding. To the extent required by law, the claimant is be required, prior to obtaining advancement of expenses, to make an undertaking to repay any amounts advanced if it is ultimately determined that the person is not entitled to be indemnified.

Procedures. If a claim is not paid in full within thirty days after a written claim has been received by Zebra, the claimant may file suit to recover the unpaid amounts. Expenses incurred by a claimant in connection with successfully establishing his or her right to indemnification or advancement (in whole or in part) also would be indemnified. In any action for indemnification or advancement of expenses, Zebra would have the burden of proving that the person is not entitled to the indemnification or advancement of expenses.

Amendment or Repeal. The indemnification and advancement rights may not be impaired by an amendment or repeal of the By-laws after the occurrence of the act or omission that is the subject of the indemnification or advancement proceeding.

Other Sources. If a person collects indemnification or advancement of expenses from another entity, Zebra’s obligation to indemnify or advance expenses will be reduced by that amount.

Indemnification Agreement

On May 1, 2010, the Board of Directors of Zebra also approved a form of indemnification agreement between Zebra and directors and executive officers of Zebra. The following description of the form of indemnification agreement is qualified in its entirety by reference to the complete text of the agreement, a copy of which is attached as Exhibit 10.1 to this Form 10-Q and is incorporated herein by reference.

Service to Zebra and Indemnification. Individuals agree to continue to serve as a director or officer of Zebra and, at the request of Zebra, as a director, officer, employee, agent or fiduciary of another entity on behalf of Zebra. Under the agreement, an individual who is, or is threatened to be made, a party to or a participant in any threatened, pending or completed action, suit or other proceeding, other than a proceeding by or in the right of Zebra, is indemnified for all expenses, judgments, liabilities, fines, penalties and amounts paid in settlement actually and reasonably incurred, as long as the individual acted in good faith and in a manner the individual reasonably believed to be in or not opposed to the best interests of Zebra and, as to a criminal proceeding, had no reasonable cause to believe that the individual’s conduct was unlawful. no indemnity for judgments, liabilities, fines, penalties and amounts paid in settlement since these amounts accrue to Zebra. However, indemnity for judgments, liabilities, fines, penalties and amounts paid in settlement can be made if Delaware law subsequently allows. With respect to proceedings by or in the right of Zebra, there is no indemnity for judgments, liabilities, fines, penalties and amounts paid in settlement. Either disinterested directors or independent counsel will determine if an individual is entitled to indemnification. When determining whether an entitlement to indemnification exists, the disinterested directors or independent counsel must presume the individual is entitled to indemnification and Zebra has the burden to overcome that presumption.

Exceptions to Indemnification. The agreement provides that there will not be an indemnity for (1) insurance actually paid to the individual, (2) short-swing profits under Section 16 of the Exchange Act for transactions involving equity securities of Zebra, (3) for clawbacks under the Sarbanes-Oxley Act of 2002 of incentive compensation to the chief executive officer or chief financial officer, and (4) proceedings initiated by the individual.

Advancement of Expenses. Zebra will advance expenses incurred in connection with a proceeding within 30 days after Zebra receives a statement requesting an advance. The request can be made prior to or after final disposition of a proceeding. Advances are unsecured and interest-free.

Notice to Zebra. An individual must notify Zebra of any matter with respect to which the individual intends to seek indemnification or advancement of expenses.

Rights of Individuals. Individuals are entitled to a court proceeding to determine their rights under the agreement, although the individual has the right to choose arbitration. The rights of indemnification and to receive advancement of expenses are not exclusive of any other rights the individual may have under applicable law, Zebra’s Certificate of Incorporation, Zebra’s By-laws, a resolution of directors, or otherwise. If Zebra maintains a directors’ and officers’ insurance policy, the individual must be covered under the policy. Zebra is subrogated to any other rights of recovery the individual may have to the extent Zebra makes a payment under the agreement.

Equity Awards to Executive Officers and Directors

Forms of Stock Appreciation Rights Agreement, Restricted Stock Award Agreement and Performance-Based Restricted Stock Award Agreement

2010 Stock Appreciation Rights Agreement and 2010 Restricted Stock Award Agreement for Employees other than the Chief Executive Officer. On April 23, 2010, the Compensation Committee of Zebra’s Board of Directors approved forms of a (1) 2010 stock appreciation rights agreement and (2) 2010 restricted stock award agreement for employees other than the Chief Executive Officer to be used in connection with annual grants to be made in May 2010. These award agreements are substantially identical to their predecessor forms of agreements. Zebra filed the predecessor form of stock appreciation rights agreement, including a description of the agreement, in a Current Report on Form 8-K dated May 7, 2009. Zebra filed the predecessor form of restricted stock award agreement, including a description of the agreement, in a Current Report on Form 8-K dated December 2, 2008. The forms of 2010 stock appreciation rights agreement and 2010 restricted stock award agreement for employees other than the CEO are filed as Exhibits 10.2 and 10.3 to this Form 10-Q and are incorporated herein by reference.

On May 1, 2010, the Board of Directors approved, upon the recommendation of the Compensation Committee, (1) a form of 2010 performance-based restricted stock award agreement for executive officers other than the CEO, (2) forms of 2010 stock appreciation rights agreement, 2010 restricted stock award agreement, and 2010 performance-based restricted stock agreement for Anders Gustafsson, the Chief Executive Officer of Zebra, and (3) a form of 2010 stock appreciation rights agreement for non-employee directors under the 2006 Zebra Technologies Corporation Incentive Compensation Plan (the “Plan”).

2010 Performance-Based Restricted Stock Award Agreement for Executive Officers other than the Chief Executive Officer. The form of 2010 performance-based restricted stock award agreement for executive officers other than the CEO is substantially identical to the form of 2010 restricted stock award agreement, referenced above, for employees other than the CEO, except the restricted stock will vest at a threshold to maximum number of shares on the third anniversary of the grant date, subject to attaining levels of achievement of performance objectives relating to (a) compounded annual growth rate of 2012 total net sales over 2009 total net sales and (b) return on invested capital, with return on invested capital acting as a modifier of the number of shares vested under the total net sales objective. In addition, in the event a participant’s employment is terminated due to the participant’s death, disability, by the participant for good reason, or by Zebra other than for cause, (1) prior to December 31, 2012, the target number of shares of restricted stock will vest or (2) on or after December 31, 2012, the vested number of shares of restricted stock will be determined in accordance with the performance-based vesting objectives. In the event of a change in control of Zebra, the number of shares that would vest will be the greater of the target number of restricted shares or the number of shares determined in accordance with the performance-based vesting objectives.

2010 Stock Appreciation Rights Agreement, 2010 Restricted Stock Award Agreement, and 2010 Performance-Based Restricted Stock Award Agreement for Chief Executive Officer. The forms of 2010 stock appreciation rights agreement and 2010 restricted stock award agreement for the CEO are identical to the forms (referenced above) of agreements for employees other than the CEO, except that the CEO’s awards vest over a five-year instead of a four-year period. The CEO’s awards will vest 25% on each of the third and fourth anniversaries of the grant date and 50% on the fifth anniversary of the grant date. For employees other than the CEO, these awards vest 25% on each of the first four anniversaries of the grant date. The form of 2010 performance-based restricted stock award agreement for the CEO is substantially identical to the form of 2010 performance-based restricted stock award agreement, referenced above, for executive officers other than the CEO, except (1) the CEO’s award will vest pro rata in the event of a termination of employment due to death, disability, by the CEO for good reason, or by Zebra other than for cause and (2) in the event of a change in control of Zebra, the target number of shares would vest. The forms of 2010 stock appreciation rights agreement, 2010 restricted stock award agreement, and 2010 performance-based restricted stock award agreement for the CEO are filed as Exhibits 10.5, 10.6 and 10,7 to this Form 10-Q and are incorporated herein by reference.

2010 Stock Appreciation Rights Agreement for Non-Employee Directors. The form of 2010 stock appreciation rights agreement for non-employee directors is substantially identical to the predecessor form of 2009 stock appreciation rights agreement for non-employee directors and, other than the vesting terms, substantially identical to the form of 2010 stock appreciation rights agreement for employees other than the CEO. The 2010 stock appreciation rights agreement for non-employee directors provides that the stock appreciation rights will vest 100% on the earlier of the first anniversary of the grant date and immediately prior to the next annual meeting of stockholders at which directors are to be elected. The forms of 2010 and 2009 stock appreciation rights agreement for non-employee directors are filed as Exhibits 10.8 and 10.9 to this Form 10-Q and are incorporated herein by reference.

Amended and Restated Employment Agreement and Letter Agreement

On May 1, 2010, the Board of Directors approved, upon the recommendation of the Compensation Committee, an amended and restated employment agreement (the “Employment Agreement”) between Zebra and Mr. Gustafsson. The approved Employment Agreement does not provide, nor does it make Mr. Gustafsson eligible to receive, any additional compensation or benefits. As amended and restated, the Employment Agreement (1) amends the current employment agreement to reinstate the term Annual Equity Award that was inadvertently deleted when the third amendment to the current agreement dated March 7, 2009 was executed; (2) restates the current agreement to integrate the existing first, second, and third amendments into the current agreement; and (3) amends the current agreement in non-substantive ways to reflect the amendment and restatement, such as the elimination of references to equity awards made in connection with Mr. Gustafsson’s commencement of employment. The Board also approved, upon the recommendation of the Compensation Committee, a letter agreement between Zebra and Mr. Gustafsson that amends Section 2 of Mr. Gustafsson’s stock option agreement dated April 24, 2008, Section 2 of the SAR agreement dated May 7, 2009, and Section 2 of the restricted stock agreement dated May 7, 2009 to include references to the Employment Agreement that were inadvertently omitted when these awards were prepared.

Zebra filed the original employment agreement, including a description of the agreement, in a Current Report on Form 8-K dated August 31, 2007. The Employment Agreement and letter agreement are filed as Exhibits 10.10 and 10.11 to this Form 10-Q and are incorporated herein by reference.

Item 6.	Exhibits

3(ii)	Amended and Restated By-laws of Zebra Technologies Corporation effective May 1, 2010

10.1	Form of indemnification agreement between Zebra Technologies Corporation and each director and executive officer. +

10.2	Form of 2010 time-vested stock appreciation rights agreement for employees. +

10.3	Form of 2010 time-vested restricted stock agreement for employees. +

10.4	Form of 2010 performance-based restricted stock agreement for executive officers other than the chief executive officer. +

10.5	Form of 2010 time-vested stock appreciation rights agreement for chief executive officer. +

10.6	Form of 2010 time-vested restricted stock agreement for chief executive officer. +

10.7	Form of 2010 performance-based restricted stock agreement for chief executive officer. +

10.8	Form of 2010 time-vested stock appreciation rights agreement for non-employee directors. +

10.9	Form of 2009 time-vested stock appreciation rights agreement for non-employee directors. +

10.10	Amended and Restated Employment Agreement between Zebra Technologies Corporation and Anders Gustafsson dated as of May 6, 2010. +

10.11	Letter Agreement between Zebra Technologies Corporation and Anders Gustafsson dated as of May 6, 2010. +

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZEBRA TECHNOLOGIES CORPORATION

Date: May 6, 2010	By:	/s/ Anders Gustafsson
Anders Gustafsson
Chief Executive Officer

Date: May 6, 2010	By:	/s/ Michael C. Smiley
Michael C. Smiley
Chief Financial Officer