Form 10-Q
period 2010-07-03
ZEBRA TECHNOLOGIES CORP
filed 2010-08-05
CIK 877212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2010

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

As of July 30, 2010, there were 56,682,261 shares of Class A Common Stock, $.01 par value, outstanding.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

QUARTER ENDED JULY 3, 2010

PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	July 3, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current assets:
Cash	$41,282	$38,943
Restricted cash	1,458	1,725
Investments and marketable securities	136,414	114,064
Accounts receivable, net	150,092	150,992
Inventories, net	85,010	79,926
Deferred income taxes	10,562	10,792
Income taxes receivable	—	4,724
Prepaid expenses and other current assets	18,644	9,771

Total current assets	443,462	410,937

Property and equipment at cost, less accumulated depreciation and amortization	81,141	77,589
Long-term deferred income taxes	33,357	35,842
Goodwill	151,008	153,225
Other intangibles	52,597	55,982
Long-term investments and marketable securities	76,040	91,989
Other assets	4,350	4,915

Total assets	$841,955	$830,479

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$30,200	$28,137
Accrued liabilities	53,152	52,591
Deferred revenue	23,404	24,082
Income taxes payable	1,687	—

Total current liabilities	108,443	104,810
Deferred rent	3,278	4,108
Other long-term liabilities	9,581	9,432

Total liabilities	121,302	118,350

Stockholders’ equity:
Preferred Stock	—	—
Class A Common Stock	722	722
Additional paid-in capital	125,682	136,104
Treasury stock	(412,972)	(385,831)
Retained earnings	1,016,605	969,195
Accumulated other comprehensive loss	(9,384)	(8,061)

Total stockholders’ equity	720,653	712,129

Total liabilities and stockholders’ equity	$841,955	$830,479

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
Net sales
Net sales of tangible products	$208,319	$161,928	$410,403	$328,612
Revenue from services and software	27,416	25,748	51,763	51,673

Total net sales	235,735	187,676	462,166	380,285

Cost of sales
Cost of sales of tangible products	114,663	96,576	243,313	192,435
Cost of services and software	9,893	9,364	19,339	20,305

Total cost of sales	124,556	105,940	243,652	212,740

Gross profit	111,179	81,736	218,514	167,545

Operating expenses:
Selling and marketing	30,328	24,398	57,828	47,597
Research and development	25,371	20,949	48,443	43,098
General and administrative	19,718	18,077	40,587	39,434
Amortization of intangible assets	2,345	2,575	4,703	5,208
Exit, restructuring and integration costs	576	3,643	2,392	5,940
Asset impairment charges	—	(1,058)	—	(1,058)

Total operating expenses	78,338	68,584	153,953	140,219

Operating income	32,841	13,152	64,561	27,326

Other income (expense):
Investment income	634	247	1,476	1,425
Foreign exchange gain (loss)	361	(131)	560	(1,415)
Other, net	(487)	(19)	(836)	(336)

Total other income (expense)	508	97	1,200	(326)

Income before income taxes	33,349	13,249	65,761	27,000
Income taxes	10,672	4,238	18,351	8,637

Net income	$22,677	$9,011	$47,410	$18,363

Basic earnings per share	$0.39	$0.15	$0.82	$0.31
Diluted earnings per share	$0.39	$0.15	$0.82	$0.31

Basic weighted average shares outstanding	57,489	59,271	57,756	59,821
Diluted weighted average and equivalent shares outstanding	57,737	59,352	58,003	59,896

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Six Months Ended
	July 3, 2010	July 4, 2009
Cash flows from operating activities:
Net income	$47,410	$18,363
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	16,021	15,947
Equity-based compensation	5,155	5,586
Excess tax benefit from equity-based compensation	(16)	—
Gain on sale of assets	(58)	—
Asset impairment charges	—	(1,058)
Deferred income taxes	2,961	1,710
Changes in assets and liabilities:
Accounts receivable, net	(1,956)	17,512
Inventories, net	(5,383)	10,133
Other assets	(8,664)	(212)
Accounts payable	6,672	(14,479)
Accrued liabilities	779	(21,855)
Deferred revenue	(337)	2,030
Income taxes	5,429	(2,773)
Other operating activities	(683)	1,524

Net cash provided by operating activities	67,330	32,428

Cash flows from investing activities:
Purchases of property and equipment	(15,053)	(12,648)
Payments for patents and licensing arrangements	(1,634)	(425)
Purchases of investments and marketable securities	(200,939)	(126,605)
Maturities of investments and marketable securities	149,929	100,830
Sales of investments and marketable securities	44,567	55,750

Net cash provided by (used in) investing activities	(23,130)	16,902

Cash flows from financing activities:
Purchase of treasury stock	(46,767)	(41,600)
Proceeds from exercise of stock options and stock purchase plan purchases	5,033	2,027
Excess tax benefit from equity-based compensation	16	—

Net cash used in financing activities	(41,718)	(39,573)

Effect of exchange rate changes on cash	(143)	1,768

Net increase in cash and cash equivalents	2,339	11,525
Cash and cash equivalents at beginning of period	38,943	33,267

Cash and cash equivalents at end of period	$41,282	$44,792

Supplemental disclosures of cash flow information:
Income taxes paid	$9,472	$7,334

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

The consolidated balance sheet as of December 31, 2009 in this Form 10-Q is taken from the audited consolidated balance sheet in our Form 10-K. These interim financial statements include all adjustments (of a normal, recurring nature) necessary to present fairly Zebra’s consolidated financial position as of July 3, 2010, the consolidated statement of earnings for the three and six months ended July 3, 2010 and July 4, 2009, and consolidated statement of cash flows for the six months ended July 3, 2010 and July 4, 2009. These results, however, are not necessarily indicative of results for the full year.

Reclassifications. Certain amounts in the prior years’ financial statements have been reclassified to conform to the current year’s presentation. For the three and six months ended July 4, 2009, general and administrative expenses of $674,000 and $1,197,000 were reclassified to selling and marketing expenses. For the three and six months ended July 4, 2009, general and administrative expenses of $334,000 and $680,000 were reclassified to research and development expenses. These reclassifications were made to better reflect costs as they relate to their functional areas. In addition, a write-off of an equity investment in an international technology company in the amount of $767,000 for the three and six months ended July 4, 2009 that was previously presented netted against asset impairment charges was reclassified to investment income in order to be consistent with the 2009 year end presentation. Prior period amounts will differ in the above categories from amounts previously reported.

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

Included in our investment portfolio are three auction rate security instruments. These instruments are classified as available-for-sale securities and are reflected at fair value. Due to events in credit markets, however, the auction events for the instruments held by Zebra as of July 3, 2010, are failed. Therefore, the fair values of these securities are estimated utilizing broker quotations, discounted cash flow analysis or other types of valuation adjustment methodologies at July 3, 2010. These analyses consider, among other items, the collateral underlying the security instruments, the creditworthiness of the counterparty, the timing of expected future cash flows, estimates of the next time the security is expected to have a successful auction, and Zebra’s intent and ability to hold such securities until credit markets improve. These securities were also compared, when possible, to other securities with similar characteristics. In June 2010, one of the four auction rate securities held at the end of last quarter was called by the issuer. Zebra received proceeds in the amount of $1,650,000 and adjusted other comprehensive income by $200,000. See Level 3 table below for more details.

Of the three auction rate security instruments still held, Zebra deemed one to be other than temporarily impaired and recorded the market value decline in 2008. The decline in the market value of the other securities is considered temporary and has been recorded in accumulated other comprehensive income (loss) on Zebra’s balance sheet. Since Zebra has the intent and ability to hold these securities until they are sold at auction, redeemed at carrying value or reach maturity, we have classified them as long-term investments on the balance sheet.

Financial assets and liabilities carried at fair value as of July 3, 2010, are classified below (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
U.S. government and agency securities	$19,811	$—	$—	$19,811
Obligations of government-sponsored enterprises (1)	8,133	—	—	8,133
State and municipal bonds	163,241	—	2,683	165,924
Corporate securities	15,636	—	2,914	18,550
Other investments	36	—	—	36

Investments subtotal	206,857	—	5,597	212,454
Forward contracts (2)	4,279	1,868	—	6,147
Money market investments related to the deferred compensation plan	2,894	—	—	2,894

Total assets at fair value	$214,030	$1,868	$5,597	$221,495

Liabilities:
Liabilities related to the deferred compensation plan	$2,894	$—	$—	$2,894

Total liabilities at fair value	$2,894	$—	$—	$2,894

Financial assets and liabilities carried at fair value as of December 31, 2009, are classified below (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
U.S. government and agency securities	$12,811	$—	$—	$12,811
Obligations of government-sponsored enterprises (1)	10,666	—	—	10,666
State and municipal bonds	161,839	—	4,133	165,972
Corporate securities	13,654	—	2,914	16,568
Other investments	36	—	—	36

Investments subtotal	199,006	—	7,047	206,053
Forward contracts (2)	851	—	—	851
Money market investments related to the deferred compensation plan	3,155	—	—	3,155

Total assets at fair value	$203,012	$—	$7,047	$210,059

Liabilities:
Liabilities related to the deferred compensation plan	$3,155	$—	$—	$3,155

Total liabilities at fair value	$3,155	$—	$—	$3,155

(1)	Includes investments in notes issued by the Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association and the Federal Home Loan Bank.

(2)	The fair value of forward contracts are calculated as follows:

a.	Fair value of forward collar contract associated with forecasted sales hedges are calculated using the midpoint of ask and bid rates for similar contracts.
b.	Fair value of regular forward contracts associated with forecasted sales hedges are calculated using the period-end exchange rate adjusted for the discount rate (3 month LIBOR rate).
c.	Fair value of balance sheet hedges are calculated at the period end exchange rate adjusted for current forward points unless the hedge has been traded but not settled at period end. If this is the case, the fair value is calculated at the rate at which the hedge is being settled.

The following table presents Zebra’s activity for assets measured at fair value on a recurring basis using significant unobservable inputs, Level 3, for the three month periods (in thousands):

	Six Months Ended
	July 3, 2010	July 4, 2009
Balance at beginning of the year	$7,047	$7,047
Transfers to Level 3	—	—
Total losses (realized or unrealized):
Included in earnings	—	—
Included in other comprehensive income (loss)	200	—
Purchases and settlements (net)	(1,650)	—

Balance at end of period	$5,597	$7,047

Total gains and (losses) for the period included in earnings attributable to the change in unrealized losses relating to assets still held at end of period	$—	$—

The following is a summary of short-term and long-term investments at July 3, 2010 and December 31, 2009 (in thousands):

	As of July 3, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government and agency securities	$19,731	$116	$(36)	$19,811
Obligations of government-sponsored enterprises	8,010	123	—	8,133
State and municipal bonds	165,553	737	(366)	165,924
Corporate securities	18,740	231	(421)	18,550
Other investments	36	—	—	36

Total investments	$212,070	$1,207	$(823)	$212,454

	As of December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government and agency securities	$12,931	$45	$(165)	$12,811
Obligations of government-sponsored enterprises	10,589	82	(5)	10,666
State and municipal bonds	165,366	1,177	(571)	165,972
Corporate securities	16,680	306	(418)	16,568
Other investments	36	—	—	36

Total investments	$205,602	$1,610	$(1,159)	$206,053

The maturity dates of investments are as follows (in thousands):

	As of July 3, 2010
	Amortized Cost	Estimated Fair Value
Less than 1 year	136,590	136,414
1 to 5 years	71,144	71,994
6 to 10 years	1,336	1,364
Thereafter	3,000	2,682

Total	$212,070	$212,454

The carrying value for Zebra’s financial instruments classified as current assets (other than short-term investments) and current liabilities approximate fair value due to short maturities.

Note 3 – Investments and Marketable Securities

We classify our investments in marketable debt securities as available-for-sale. As of July 3, 2010, all of our investments in marketable debt securities with maturities greater than one year are classified as long-term investments on the balance sheet due to our ability and intent to hold them until maturity.

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

Change in unrealized gains and losses on available-for-sale securities are included in these financial statements as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
Changes in unrealized gains and losses on available-for-sale securities, net of tax, recorded in accumulated other comprehensive income	$204	$(62)	$(42)	$525

Note 4 – Inventories

The components of inventories are as follows (in thousands):

	As of
	July 3, 2010	December 31, 2009
Raw material	$31,181	$27,953
Work in process	262	162
Deferred costs of long-term contracts	1,112	1,937
Finished goods	62,370	58,928

Total inventories, gross	94,925	88,980
Inventory reserves	(9,915)	(9,054)

Total inventories, net	$85,010	$79,926

Note 5 – Goodwill and Other Intangible Assets

Intangible asset data are as follows (in thousands):

	July 3, 2010		December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Current technology	$31,708	$(18,818)	$32,038	$(17,071)
Patent and patent rights	15,297	(7,938)	13,663	(6,774)
Customer relationships	44,561	(12,213)	44,822	(10,696)

Total	$91,566	$(38,969)	$90,523	$(34,541)

Aggregate amortization expense
For the year ended December 31, 2009			$10,466
For the six months ended July 3, 2010	$4,703

	As of July 3, 2010
Estimated amortization expense
For the year ended December 31, 2010	$9,360
For the year ended December 31, 2011	9,205
For the year ended December 31, 2012	8,551
For the year ended December 31, 2013	7,202
For the year ended December 31, 2014	3,986
Thereafter	18,996

Total	$57,300

Goodwill	July 3, 2010	December 31, 2009
Goodwill at gross cost	$265,799	$265,799
Impairment charges	(112,184)	(112,184)
Foreign exchange impact	(2,607)	(390)

Goodwill	$151,008	$153,225

During the second quarter of 2010, Zebra entered into an agreement with an international technology provider to acquire patents and patent rights related to card printer solutions technology. The agreement requires total consideration in the amount of € 2,400,000. Zebra has paid € 1,350,000 or $1,634,000 in accordance with the agreement through the end of June 2010, and has an obligation to pay an additional € 1,050,000 in the third quarter upon completion of the agreement. This agreement provides Zebra with a new distribution partner and enhanced technology solutions and software.

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

We performed our annual impairment test in June 2010 and determined that our goodwill was not impaired as of the end of May 2010.

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

As of July 3, 2010, we have incurred and expect to incur the following exit costs (in thousands):

Type of Cost	Cost incurred through December 31, 2009	Costs incurred for the six months ended July 3, 2010	Total costs incurred as of July 3, 2010	Additional costs expected to be incurred	Total costs expected to be incurred
Severance, stay bonuses, and other employee-related expenses	$7,633	$103	$7,736	$0	$7,736
Professional services	5,915	115	6,030	0	6,030
Relocation and transition costs	8,802	1,959	10,761	0	10,761
Other exit costs	30	215	245	0	245

Total	$22,380	$2,392	$24,772	$0	$24,772

For the six months ended July 3, 2010, we have incurred the following exit costs by segment (in thousands):

Type of Cost	Specialty Printing Group (SPG) costs	Zebra Enterprise Solutions (ZES) costs	Total costs incurred for the six months ended July 3, 2010
Severance, stay bonuses, and other employee-related expenses	$94	$9	$103
Professional services	110	5	115
Relocation and transition costs	1,959	0	1,959
Other exit costs	0	215	215

Total	$2,163	$229	$2,392

For the six month period ended July 4, 2009, we incurred exit, restructuring and integration costs of $1,680,000 for severance (severance, stay bonuses and other employee-related expenses), $133,000 for professional services, $2,469,000 for relocation and transition costs, and $3,000 for other, which totaled $4,285,000. Also included in the line item exit, restructuring and integration costs for 2009 are expenses related to an integration project to combine our acquisitions of WhereNet Corp., proveo AG, Navis Holdings, LLC, and Multispectral Solutions, Inc., to form our ZES segment. Zebra did not incur expenses related to integrating ZES for the six month period ended July 3, 2010 and incurred $1,655,000 for the six month period ended July 4, 2009.

Liabilities and expenses related to exit activities were as follows (in thousands):

	Six Months Ended
	July 3, 2010	July 4, 2009
Balance at beginning of period	$3,038	$6,378
Charged to earnings	2,392	4,285
Cash paid	(3,060)	(6,874)

Balance at the end of period	$2,370	$3,789

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

Credit and market risk

Financial instruments, including derivatives, expose us to counter party credit risk for nonperformance and to market risk related to interest and currency exchange rates. We manage our exposure to counterparty credit risk through specific minimum credit standards, diversification of counterparties, and procedures to monitor concentrations of credit risk. Our counterparties in derivative transactions are commercial banks with significant experience using derivative instruments. We monitor the impact of market risk on the fair value and cash flows of our derivative and other financial instruments considering reasonably possible changes in interest rates and currency exchange rates and restrict the use of derivative financial instruments to hedging activities.

We continually monitor the creditworthiness of our customers to which we grant credit terms in the normal course of business. The terms and conditions of our credit sales are designed to mitigate or eliminate concentrations of credit risk with any single customer. Our sales are not materially dependent on a single customer or a small group of customers.

Fair Value of Derivative Instruments

Zebra has determined that derivative instruments for hedges that have traded are considered Level 1 in the fair value hierarchy, and hedges that have not settled are considered Level 2 in the fair value hierarchy. Derivative instruments are used to manage risk and are not used for trading or other speculative purposes, nor do we use leveraged derivative financial instruments. Our foreign currency exchange contracts are valued using broker quotations or market transactions, in either the listed or over-the-counter markets.

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

	Three Months Ended		Six Months Ended
	July 3,	July 4,	July 3,	July 4,
	2010	2009	2010	2009
Change in gains (losses) from foreign exchange derivatives	$5,159	$(2,451)	$9,072	$801
Gain (loss) on net foreign currency assets	(4,798)	2,320	(8,512)	(2,216)

Foreign exchange gain (loss)	$361	$(131)	$560	$(1,415)

	As of
	July 3, 2010	December 31, 2009
Notional balance of outstanding contracts:
Pound/US dollar	£7,960	£7,500
Euro/US dollar	€39,786	€37,000
Net fair value of outstanding contracts	$939	$(6)

Summary financial information related to the cash flow hedges is as follows (in thousands):

	As of
	July 3, 2010	December 31, 2009
Net unrealized gains (losses) deferred in other comprehensive income:
Gross	$207	$31
Income tax benefit	78	12

Net	$129	$19

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

	As of
	July 3, 2010	December 31, 2009
Notional balance of outstanding contracts versus the dollar	€26,325	€—
Hedge effectiveness	100%	—

	Three Months Ended		Six Months Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
Net gains and (losses) included in revenue	$—	$(17)	$—	$1,353

Forward contracts

We record our forward contracts at fair value on our consolidated balance sheet as either other assets or other liabilities depending upon the fair value calculation as detailed in Note 2 of Zebra’s financial statements. The amounts recorded on our consolidated balance sheet are as follows (in thousands):

	As of
	July 3, 2010	December 31, 2009
Assets:
Other assets	$6,147	$851

Total	$6,147	$851

Liabilities:
Other liabilities	$—	$—

Total	$—	$—

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

The following table is a summary of Zebra’s accrued warranty obligation (in thousands):

	Six Months Ended
	July 3, 2010	July 4, 2009
Balance at the beginning of the year	$3,813	$2,814
Warranty expense	2,594	1,937
Warranty payments	(2,667)	(1,932)

Balance at the end of the period	$3,740	$2,819

In the European Union, we have an obligation to recycle printers. We reserve for this obligation based on the number of new printers sold after August 13, 2005, and printers sold prior to that date that are returned to us upon our sale of a new printer to a customer. The following is a summary of Zebra’s accrued recycling obligation (in thousands):

	Six Months Ended
	July 3, 2010	July 4, 2009
Balance at the beginning of the year	$1,001	$1,207
Recycling expense	(43)	(496)
Recycling payments	—	—
Other adjustments	7	164

Balance at the end of the period	$965	$875

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

Note 11 – Stockholders’ Equity

Share count and par value data related to stockholders’ equity are as follows:

	July 3, 2010	December 31, 2009
Preferred Stock
Par value per share	$0.01	$0.01
Shares authorized	10,000,000	10,000,000
Shares outstanding	—	—
Common Stock – Class A
Par value per share	$0.01	$0.01
Shares authorized	150,000,000	150,000,000
Shares issued	72,151,857	72,151,857
Shares outstanding	57,195,930	58,318,983
Treasury stock
Shares held	14,955,927	13,832,874

During the six-month period ended July 3, 2010, Zebra purchased 1,684,537 shares of common stock for $46,767,000 under board authorized share repurchase plans compared to the six-month period ended July 4, 2009, in which Zebra purchased 2,252,780 shares of common stock for $41,600,000.

Zebra issued 205,961 treasury shares of common stock upon exercise of stock options and purchases under the stock purchase plan during the first six months of 2010. Zebra also issued from treasury shares 375,279 shares of common stock under restricted stock awards during the first six months of 2010. During the first six months of 2009, Zebra issued 141,959 treasury shares of common stock upon the exercise of stock options and purchases under the stock purchase plan and issued 385,182 shares of common stock from treasury shares under restricted stock awards.

Note 12 – Earnings Per Share

Earnings per share were computed as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
Basic earnings per share:
Net income	$22,677	$9,011	$47,410	$18,363

Weighted average common shares outstanding	57,489	59,271	57,756	59,821

Per share amount	$0.39	$0.15	$0.82	$0.31

Diluted earnings per share:
Net income	$22,677	$9,011	$47,410	$18,363

Weighted average common shares outstanding	57,489	59,271	57,756	59,821
Add: Effect of dilutive securities – stock options	248	81	247	75

Diluted weighted average and equivalent shares outstanding	57,737	59,352	58,003	59,896

Per share amount	$0.39	$0.15	$0.82	$0.31

Potentially dilutive securities that were excluded from the earnings per share calculation consist of options with an exercise price greater than the average market closing price of the Class A common stock as of July 3, 2010. These options were as follows:

	Three Months Ended		Six Months Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
Potentially dilutive shares	1,928,000	2,773,000	1,908,000	2,831,000

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

The compensation expense and the related tax benefit for equity-based payments were included in the Consolidated Statement of Earnings as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
Cost of sales	$322	$305	$571	$586
Selling and marketing	539	362	850	779
Research and development	449	272	806	823
General and administrative	1,614	1,480	2,928	3,398

Total compensation	2,924	2,419	5,155	5,586

Income tax benefit	$1,008	$774	$1,778	$1,788

Cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized (excess tax benefits) are classified as financing cash flows in the statement of cash flows. The tax benefits classified as financing cash flows for the six months ended July 3, 2010 was $16,000 and for the six months ended July 4, 2009, was less than $1,000.

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

	Six Months Ended
	July 3, 2010	July 4, 2009
Expected dividend yield	0%	0%
Forfeiture rate	9.78%	9.92%
Volatility	39.50%	43.08%
Risk free interest rate	2.26%	2.23%
– Range of interest rates	0.06% - 3.41%	0.15% - 3.29%
Expected weighted-average life	5.36 years	5.23 years
Fair value of options and SARs granted	$6,527,000	$5,613,000
Weighted-average grant date fair value of options and SARs granted	$10.65	$7.94

SAR activity was as follows:

	Six Months Ended July 3, 2010
		Weighted-Average
SARs	Shares	Exercise Price
Outstanding at beginning of year	684,058	$19.97
Granted	612,681	27.82
Exercised	(6,424)	19.56
Forfeited	(20,086)	21.40
Expired	(273)	19.56

Outstanding at end of period	1,269,956	$23.74

Exercisable at end of period	164,481	$19.81

Intrinsic value of exercised SARs	$54,000

For the three months ended July 3, 2010, equity granted above includes SARs with respect to 612,681 shares of Zebra common stock.

The terms of the SARs are established under the 2006 Zebra Technologies Corporation Incentive Compensation Plan (the 2006 Plan) and the applicable SAR agreement. Once vested, a SAR entitles the holder to receive a payment equal to the difference between the per-share base price of the SAR and the fair market value of a share of Zebra stock on the date the SAR is exercised, multiplied by the number of SAR’s exercised. Exercised SARs are settled in whole shares of Zebra stock, and any fraction of a share is settled in cash. The SARs granted during the first six months of 2010 vest annually in four equal amounts on each of the first four anniversaries of the grant date and expire 10 years after the grant date.

The following table summarizes information about SARs outstanding at July 3, 2010:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
$ 19.56-$19.56	603,077	8.84 years	$19.56	146,481	$19.56
$ 19.57-$27.50	75,686	9.30 years	24.84	18,000	21.83
$ 27.51-$27.82	574,069	9.84 years	27.82	0	0.00
$ 27.83-$29.06	11,647	9.72 years	28.57	0	0.00
$ 29.07-$30.08	5,477	9.70 years	30.08	0	0.00

	1,269,956			164,481

	Outstanding	Exercisable
Aggregate intrinsic value	$3,128,000	$798,000
Weighted-average remaining contractual term	9.3 years	8.8 years

Stock option activity was as follows:

	Six Months Ended July 3, 2010
Options	Shares	Weighted-Average Exercise Price
Outstanding at beginning of year	2,767,887	$35.98
Granted	0	0.00
Exercised	(147,472)	25.33
Forfeited	(47,667)	34.16
Expired	(59,900)	35.35

Outstanding at end of period	2,512,848	$36.62

Exercisable at end of period	1,985,825	$36.60

Intrinsic value of exercised options	$570,000

The following table summarizes information about stock options outstanding at July 3, 2010:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
$ 1.29-$25.23	601,901	2.93 years	$21.01	554,376	$21.12
$ 25.24-$36.49	588,426	6.90 years	35.60	336,354	35.35
$ 36.50-$42.28	528,043	6.80 years	40.33	354,285	40.41
$ 42.29-$46.18	465,694	5.18 years	44.90	412,026	45.02
$ 46.19-$53.92	328,784	4.11 years	49.33	328,784	49.33

	2,512,848			1,985,825

	Outstanding	Exercisable
Aggregate intrinsic value	$2,296,000	$2,065,000
Weighted-average remaining contractual term	5.2 years	4.7 years

Restricted stock award activity, granted under the 2006 Plan, for the period ended July 3, 2010, was as follows:

	Six Months Ended July 3, 2010
Restricted Stock Awards	Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of year	507,984	$23.90
Granted	375,279	27.84
Released	(15,441)	29.86
Forfeited	(14,627)	25.88

Outstanding at end of period	853,195	$25.49

As of July 3, 2010, there was $25,495,000 of unearned compensation cost related to awards granted under Zebra’s equity-based compensation plans, which is expected to be recognized over a weighted-average period of 2.8 years.

The fair value of the purchase rights of all Zebra employees issued under the stock purchase plan is estimated using the following weighted-average assumptions for purchase rights granted. Expected lives of three months to one year have been used along with these assumptions.

	Six Months Ended
	July 3, 2010	July 4, 2009
Fair market value	$26.79	$19.52
Option price	$25.45	$17.41
Expected dividend yield	0%	0%
Expected volatility	26%	41%
Risk free interest rate	0.11%	0.15%

Note 14 – Income Taxes

Zebra has identified, evaluated, and measured the amount of income tax benefits to be recognized for all of our income tax positions. Included in deferred tax assets are amounts related to federal and state net operating losses that resulted from our acquisition of WhereNet Corp. Zebra’s intention is to utilize these net operating loss carryforwards to offset future income taxes paid.

Zebra has concluded all U.S. federal income tax audits for years through 2006. The tax years 2005 through 2009 remain open to examination by multiple state taxing jurisdictions. Tax authorities in the United Kingdom have completed income tax audits for tax years through 2006.

Zebra’s continuing practice is to recognize interest and/or penalties related to income tax matters as part of income tax expense. For the three month periods ended July 3, 2010 and July 4, 2009, we did not accrue any interest or penalties into income tax expense.

The effective income tax rate for the second quarter of 2010 was 32.0% compared with 32.0% for the second quarter of 2009. The effective income tax rate for the first six months of 2010 was 27.9% compared to 32.0% for the first six months of 2009. Zebra’s effective tax rate for the first quarter of 2010 included a $2,764,000 reduction of federal taxes related to prior years’ adjustments for intercompany profit in ending inventory which reduced our effective rate for the first six months of 2010 by 4.2%.

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

•	Unrealized gains (losses) on investments classified as available-for-sale are deferred from income statement recognition until the gains or losses are realized. See Note 3 for more details.

The Consolidated Statements of Comprehensive Income are as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
Net income	$22,677	$9,011	$47,410	$18,363
Other comprehensive income (loss):
Foreign currency translation adjustment	(967)	6,373	(1,410)	4,792
Changes in unrealized gains (losses) on hedging transactions, net of tax	129	(417)	129	(409)
Changes in unrealized gains (losses) on investments, net of tax	204	(62)	(42)	525

Comprehensive income	$22,043	$14,905	$46,087	$23,271

The components of other comprehensive income gross and net of income tax are as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
Changes in unrealized gains and losses on foreign currency hedging activities:
Gross	$207	$(669)	$207	$(656)
Income tax (benefit)	78	(252)	78	(247)

Net	$129	$(417)	$129	$(409)

Changes in unrealized gains and losses on investments classified as available-for-sale:
Gross	$327	$(99)	$(68)	$842
Income tax (benefit)	123	(37)	(26)	317

Net	$204	$(62)	$(42)	$525

The components of accumulated other comprehensive income (loss) included in the Consolidated Balance Sheets are as follows (in thousands):

	As of
	July 3, 2010	December 31, 2009
Foreign currency translation adjustments	$(9,752)	$(8,342)

Unrealized gains and (losses) on hedging transactions:
Gross	$206	$(1)
Income tax (benefit)	78	—

Net	$128	$(1)

Unrealized gains and (losses) on investments classified as available-for-sale:
Gross	$384	$452
Income tax (benefit)	144	170

Net	$240	$282

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

Segment information is as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
Net sales:
SPG Tangible products	$203,887	$159,016	$403,088	$321,513
SPG Service & software	9,239	8,893	17,966	17,164

SPG Net Sales	213,126	167,909	421,054	338,677

ZES Tangible products	4,432	2,912	7,315	7,098
ZES Service & software	18,177	16,855	33,797	34,510

ZES Net Sales	22,609	19,767	41,112	41,608

Total	$235,735	$187,676	$462,166	$380,285

Operating profit (loss):
SPG	$52,929	$30,088	$107,373	$64,087
ZES	(3,853)	(3,568)	(9,263)	(6,927)
Corporate and other	(16,235)	(13,368)	(33,549)	(29,834)

Total	$32,841	$13,152	$64,561	$27,326

	As of
	July 3, 2010	December 31, 2009
Identifiable assets:
SPG	$344,518	$336,428
ZES	183,018	185,495
Corporate and other	314,419	308,556

Total	$841,955	$830,479

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

Results of Operations: Second Quarter of 2010 versus Second Quarter of 2009

Consolidated Results of Operations

(Amounts in thousands, except percentages):

	Three Months Ended
	July 3, 2010	July 4, 2009	Percent Change	Percent of Net Sales - 2010	Percent of Net Sales - 2009
Net Sales
Tangible products	$208,319	$161,928	28.6	88.4	86.3
Service & software	27,416	25,748	6.5	11.6	13.7

Total net sales	235,735	187,676	25.6	100.0	100.0
Cost of Sales
Tangible products	114,663	96,576	18.7	48.6	51.5
Service & software	9,893	9,364	5.6	4.2	4.9

Total cost of sales	124,556	105,940	17.6	52.8	56.4

Gross profit	111,179	81,736	36.0	47.2	43.6
Operating expenses	78,338	68,584	14.2	33.2	36.5

Operating income	32,841	13,152	149.7	14.0	7.1
Other income (expense)	508	97	423.7	0.1	0.1

Income before income taxes	33,349	13,249	151.7	14.1	7.0
Income taxes	10,672	4,238	151.8	4.5	2.2

Net income	$22,677	$9,011	151.6	9.6	4.8

Diluted earnings per share	$0.39	$0.15

Consolidated Results of Operations – Second quarter

Sales

Net sales for the second quarter of 2010 compared with the 2009 quarter increased 25.6% due to a broad-based increase in demand for Zebra products, driven by global economic recovery. This was the second consecutive quarter of strong year-over-year growth. The increase in sales was largely attributable to 30.7% growth in hardware sales (including all printer categories and aftermarket parts). Supplies sales increased 22.4% from greater shipments of labels and thermal ribbons. Printer unit volume increased 32.0% for the second quarter of 2010 compared to levels in 2009.

Sales by product category were as follows (amounts in thousands, except percentages):

	Three Months Ended
Product Category	July 3, 2010	July 4, 2009	Percent Change	Percent of Net Sales - 2010	Percent of Net Sales - 2009
Hardware	$163,479	$125,075	30.7	69.3	66.7
Supplies	43,573	35,588	22.4	18.5	19.0
Service and software	27,416	25,748	6.5	11.6	13.7
Shipping and handling	1,267	1,265	0.2	0.6	0.6

Total net sales	$235,735	$187,676	25.6	100.0	100.0

Sales increased in all geographic territories due primarily to the global economic recovery. The sales growth on a percentage basis was greatest in Latin America and Asia Pacific because of higher rates of economic growth in those regions. Movements in foreign exchange rates decreased sales by $5,030,000 in the Europe, Middle East and Africa regions for the quarter due principally to a weaker euro against the dollar.

Sales to customers by geographic region were as follows (in thousands, except percentages):

	Three Months Ended
Geographic Region	July 3, 2010	July 4, 2009	Percent Change	Percent of Net Sales - 2010	Percent of Net Sales - 2009
Europe, Middle East and Africa	$80,774	$69,708	15.9	34.3	37.1
Latin America	20,734	14,341	44.6	8.8	7.6
Asia-Pacific	28,538	19,839	43.8	12.1	10.5

Total International	130,046	103,888	25.2	55.2	55.2
North America	105,689	83,788	26.1	44.8	44.8

Total net sales	$235,735	$187,676	25.6	100.0	100.0

Gross Profit

Gross profit increased 36% due to higher volumes and an improved product mix, with increased sales in high-performance and mid-range table top printers, partially offset by $5,224,000 in higher freight costs in 2010. As a percentage of sales, gross margin improved from 43.6% to 47.2%. The benefit of outsourcing printer production to a third party and continued cost control contributed to increase gross profit. Gross profit was affected by unfavorable foreign currency movements which decreased second quarter gross profit by $4,416,000.

Operating Expenses

Operating expenses for the quarter increased 14.2% due mainly to greater selling and marketing expenses and research and development expenses. Several categories accounted for these increases, including compensation costs which include salaries, benefits, bonuses and commissions. Business development, outside professional services, project expenses, and travel and entertainment expenses all increased over 2009 levels. Exit, restructuring and integration costs decreased $3,067,000 in the second quarter of 2010 as compared to 2009. Zebra’s program for outsourcing its manufacturing operations is nearing completion and the related restructuring costs for this program are ending with the second quarter of 2010. In addition, integration costs associated with integrating the Zebra Enterprise Solutions (ZES) businesses were completed in 2009. Asset impairment charges relate to the completion of a detailed second step impairment test in 2009 which resulted in reversing a portion of the year end 2008 asset impairment estimate.

Operating expenses are summarized below (in thousands, except percentages):

	Three Months Ended
Operating Expenses	July 3, 2010	July 4, 2009	Percent Change	Percent of Net Sales 2010	Percent of Net Sales 2009
Selling and marketing	$30,328	$24,398	24.3	12.8	13.0
Research and development	25,371	20,949	21.1	10.8	11.1
General and administrative	19,718	18,077	9.1	8.4	9.6
Amortization of intangible assets	2,345	2,575	(8.9)	1.0	1.4
Exit, restructuring and integration costs	576	3,643	(84.2)	0.2	2.0
Asset impairment charges	—	(1,058)	—	—	(0.6)

Total operating expenses	$78,338	$68,584	14.2	33.2	36.5

Other Income

Investment income for 2009 was reduced by the write-off of an investment in an international technology company in the amount of $767,000. Considering this item, investment income in 2010 actually declined primarily from lower short-term interest rates in the second quarter of 2010 compared with 2009. Zebra recorded a foreign exchange gain in the second quarter of 2010 as the U.S. dollar strengthened during the period against the euro versus 2009.

Zebra’s non-operating income and expense items are summarized in the following table (in thousands):

	Three Months Ended
	July 3, 2010	July 4, 2009
Investment income	$634	$247
Foreign exchange gain (loss)	361	(131)
Other, net	(487)	(19)

Total other income	$508	$97

Operating Income

The operating income increase for the second quarter of 2010 was the result of increased sales and gross profit as noted above.

Income Taxes

The effective income tax rate for the second quarter of 2010 was 32.0% compared with 32.0% for the second quarter of 2009.

Business Groups

Specialty Printing Group

(Amounts in thousands, except percentages):

	Three Months Ended
	July 3, 2010	July 4, 2009	Percent Change	Percent of Net Sales - 2010	Percent of Net Sales - 2009
Net Sales
Tangible products	$203,887	$159,016	28.2	95.7	94.7
Service & software	9,239	8,893	3.9	4.3	5.3

Total net sales	213,126	167,909	26.9	100.0	100.0
Cost of Sales
Tangible products	110,863	94,218	17.7	52.0	56.1
Service & software	4,157	3,819	8.9	2.0	2.3

Total cost of sales	115,020	98,037	17.3	54.0	58.4

Gross profit	98,106	69,872	40.4	46.0	41.6
Operating expenses	45,177	39,784	13.6	21.2	23.7

Operating income	$52,929	$30,088	75.9	24.8	17.9

Specialty Printing Group – Second quarter

Net sales in our Specialty Printing Group (SPG) increased 26.9% with the highest percentage growth in sales occurring in Latin America and Asia Pacific, and the highest dollar growth occurring in North America and the Europe, Middle East and Africa region.

The increase in sales was largely attributable to increased hardware sales, with notable increases in sales of high-performance and mid-range tabletop, desktop, mobile printers and aftermarket parts. Supplies sales increased from higher shipments of labels and thermal ribbons.

Gross profit increased 40.4% due to higher volumes and a favorable product mix with increased sales of high-performance table top printers, partially offset by higher freight costs of $5,224,000 in 2010. In addition, the benefit of outsourcing printer production to a third party and continued cost control contributed to increase gross profit. Gross profit for SPG was affected by unfavorable foreign currency movements which decreased second quarter gross profit by $4,416,000. As a percentage of sales, gross profit increased from 41.6% to 46.0%.

Printer unit volumes and average selling price information is summarized below:

	Three Months Ended
	July 3, 2010	July 4, 2009	Percent Change
Total printers shipped	270,882	205,199	32.0
Average selling price of printers shipped	$505	$508	(0.6)

For the second quarter of 2010, unit volumes increased in nearly all printer product lines compared to the same period of 2009, with notable volume increases in high-performance tabletop, desktop and mobile printers.

Operating expense related changes for SPG are as follows (in thousands):

	Three Months Ended		Increase/ (Decrease)
	July 3, 2010	July 4, 2009
Payroll and benefit costs	$27,313	$23,613	$3,700
Business development	4,971	4,430	541
Outside professional services	2,273	1,597	676
Travel and entertainment	1,773	1,350	423
Other expenses	8,847	8,794	53

Total operating expenses	$45,177	$39,784	$5,393

Operating expenses for SPG increased primarily to greater selling and marketing expenses from the higher level of business activity and expansion into new geographic markets. Operating expenses are higher due to increases in payroll and benefit costs, advertising and marketing costs, consulting fees, compliance costs, and travel and entertainment expenses. Exit, restructuring and integration costs are being reduced as the outsourcing project is nearing completion.

Zebra Enterprise Solutions

(Amounts in thousands, except percentages):

	Three Months Ended
	July 3, 2010	July 4, 2009	Percent Change	Percent of Net Sales - 2010	Percent of Net Sales - 2009
Net Sales
Tangible products	$4,432	$2,912	52.2	19.6	14.7
Service & software	18,177	16,855	7.8	80.4	85.3

Net sales	22,609	19,767	14.4	100.0	100.0
Cost of Sales
Tangible products	3,800	2,358	61.2	16.8	11.9
Service & software	5,736	5,545	3.4	25.4	28.1

Cost of sales	9,536	7,903	20.7	42.2	40.0

Gross profit	13,073	11,864	10.2	57.8	60.0
Operating expenses	16,926	15,432	9.7	74.9	78.1

Operating loss	$(3,853)	$(3,568)	8.0	(17.1)	(18.1)

Zebra Enterprise Solutions – Second quarter

ZES sales increased 14.4% for the second quarter of 2010 compared to 2009 primarily due to increased software license revenue, hardware and maintenance and support services. This was offset by a reduction to installation services revenue associated with project implementations delays.

Operating expense changes for ZES are due to the following (in thousands):

	Three Months Ended		Increase/ (Decrease)
	July 3, 2010	July 4, 2009
Payroll and benefit costs	$9,953	$9,108	$845
Business development	613	327	286
Outside professional services	676	385	291
Travel and entertainment	993	638	355
Exit, restructuring and integration costs	174	1,916	(1,742)
Asset impairment charges	—	(1,058)	1,058
Other expenses	4,516	4,116	400

Total operating expenses	$16,925	$15,432	$1,493

ZES operating expenses for the second quarter of 2010 are higher than 2009 due to increases in payroll and benefit costs, consulting, project expenses and travel and entertainment costs. These increases were offset by reductions to exit, restructuring and integration costs which were completed during the quarter, and lower amortization expense due to an intangible asset being fully amortized at the end of 2009. Preliminary impairment charges recorded in 2008 were reversed during the second quarter of 2009.

Results of Operations: Six months ended July 3, 2010 versus six months ended July 4, 2009

Consolidated Results of Operations

(Amounts in thousands, except percentages):

	Six Months Ended
	July 3, 2010	July 4, 2009	Percent Change	Percent of Net Sales - 2010	Percent of Net Sales - 2009
Net Sales
Tangible products	$410,403	$328,612	24.9	88.8	86.4
Service & software	51,763	51,673	0.2	11.2	13.6

Total net sales	462,166	380,285	21.5	100.0	100.0
Cost of Sales
Tangible products	224,313	192,435	16.6	48.5	50.6
Service & software	19,339	20,305	(4.8)	4.2	5.3

Total cost of sales	243,652	212,740	14.5	52.7	55.9

Gross profit	218,514	167,545	30.4	47.3	44.1
Operating expenses	153,953	140,219	9.8	33.3	36.9

Operating income	64,561	27,326	136.3	14.0	7.2
Other income (expense)	1,200	(326)	468.1	0.3	(0.1)

Income before income taxes	65,761	27,000	143.6	14.3	7.1
Income taxes	18,351	8,637	112.5	4.0	2.3

Net income	$47,410	$18,363	158.2	10.3	4.8

Diluted earnings per share	$0.82	$0.31

Consolidated Results of Operations – Year to date

Sales

Net sales for the first six months of 2010 compared with the same 2009 period increased 21.5% due to a broad-based increase in demand for Zebra products and global economic recovery. The increase in sales was largely attributable to increased hardware sales with notable volume increases in high-performance tabletop, desktop, mobile printers and aftermarket parts. Supplies sales increased from greater shipments of labels and thermal ribbons. Printer unit volume increased 27.4% for the first six months of 2010 compared to levels in 2009.

Sales by product category were as follows (amounts in thousands, except percentages):

	Six Months Ended
Product Category	July 3, 2010	July 4, 2009	Percent Change	Percent of Net Sales - 2010	Percent of Net Sales - 2009
Hardware	$323,509	$252,372	28.2	70.0	66.3
Supplies	84,270	73,607	14.5	18.2	19.4
Service and software	51,763	51,673	0.2	11.2	13.6
Shipping and handling	2,624	2,633	(0.3)	0.6	0.7

Total net sales	$462,166	$380,285	21.5	100.0	100.0

Sales increased in all geographic territories due primarily to the global economic recovery. The sales growth on a percentage basis was greatest in Latin America and Asia Pacific because of higher rates of economic growth in those regions. Movements in foreign exchange rates decreased sales by $736,000 in the Europe, Middle East and Africa regions principally due to a weaker euro against the dollar.

Sales to customers by geographic region were as follows (in thousands, except percentages):

	Six Months Ended
Geographic Region	July 3, 2010	July 4, 2009	Percent Change	Percent of Net Sales - 2010	Percent of Net Sales - 2009
Europe, Middle East and Africa	$164,318	$144,328	13.9	35.6	38.0
Latin America	41,724	27,412	52.2	9.0	7.2
Asia-Pacific	53,885	39,247	37.3	11.7	10.3

Total International	259,927	210,987	23.2	56.3	55.5
North America	202,239	169,298	19.5	43.7	44.5

Total net sales	$462,166	$380,285	21.5	100.0	100.0

Gross Profit

Gross profit increased due to higher volumes and an improved product mix, with increased sales in high-performance printers, mid-range table top printers and aftermarket parts, partially offset by $11,124,000 in higher freight costs in 2010. The benefit of outsourcing printer production to a third party and continued cost control contributed to increased gross profit.

Operating Expenses

Operating expenses for the six-month period increased 9.8% due to greater selling and marketing expenses and research and development expenses. Several categories accounted for these increases, including compensation costs, business development, project expenses, outside professional services, travel and entertainment, and offsite meeting expenses. Amortization of intangibles decreased $505,000 and exit costs decreased $1,893,000 in the first six months of 2010 as compared to 2009. Amortization decreases were due to an intangible asset being fully amortized at the end of 2009. Zebra’s program for outsourcing its manufacturing operations is nearing completion and the related restructuring costs for this program are declining. In addition, integration costs associated with integrating the Zebra Enterprise Solutions (ZES) businesses were completed in 2009.

Operating expenses are summarized below (in thousands, except percentages):

	Six Months Ended
Operating Expenses	July 3, 2010	July 4, 2009	Percent Change	Percent of Net Sales 2010	Percent of Net Sales 2009
Selling and marketing	$57,828	$47,597	21.5	12.5	12.5
Research and development	48,443	43,098	12.4	10.5	11.3
General and administrative	40,587	39,434	2.9	8.8	10.4
Amortization of intangible assets	4,703	5,208	(9.7)	1.0	1.4
Asset impairment charges	—	(1,058)	—	—	(0.3)
Acquisition integration costs	—	1,655	—	—	0.4
Exit costs	2,392	4,285	(44.2)	0.5	1.1

Total operating expenses	$153,953	$140,219	9.8	33.3	36.8

Other Income

Investment income for 2009 was reduced by the write-off of an investment in an international technology company in the amount of $767,000. Considering this item, investment income in 2010 actually declined primarily from lower short-term interest rates in the second quarter of 2010 compared with 2009. Zebra recorded a foreign exchange gain in the second quarter of 2010 as the U.S. dollar strengthened during the period against the euro versus 2009.

Zebra’s non-operating income and expense items are summarized in the following table (in thousands):

	Six Months Ended
	July 3, 2010	July 4, 2009
Investment income	$1,476	$1,425
Foreign exchange gain (loss)	560	(1,415)
Other, net	(836)	(336)

Total other income (loss)	$1,200	$(326)

Operating Income (Loss)

The operating income increase for the first six months of 2010 was the result of increased sales and gross profit as noted above.

Income Taxes

The effective income tax rate for the first six months of 2010 was 27.9% compared with an income tax rate of 32.0% for the first six months of 2009. Zebra’s effective tax rate for the first six months ended July 3, 2010 included a $2,764,000 reduction of federal taxes related to prior years’ adjustments for intercompany profit in ending inventory which reduced our effective rate by 4.2%.

Business Groups

Specialty Printing Group

(Amounts in thousands, except percentages):

	Six Months Ended
	July 3, 2010	July 4, 2009	Percent Change	Percent of Net Sales - 2010	Percent of Net Sales - 2009
Net Sales
Tangible products	$403,088	$321,514	25.4	95.7	94.9
Service & software	17,966	17,163	4.7	4.3	5.1

Total net sales	421,054	338,677	24.3	100.0	100.0
Cost of Sales
Tangible products	217,999	186,859	16.7	51.8	55.2
Service & software	8,519	8,273	3.0	2.0	2.4

Total cost of sales	226,518	195,132	16.1	53.8	57.6

Gross profit	194,536	143,545	35.5	46.2	42.4
Operating expenses	87,163	79,458	9.7	20.7	23.5

Operating income	$107,373	$64,087	67.5	25.5	18.9

Specialty Printing Group – Year to date

Net sales in our Specialty Printing Group (SPG) increased 24.3% with the highest percentage growth in sales occurring in Latin America and Asia Pacific, and the highest dollar growth occurring in North America and the Europe, Middle East and Africa region.

The increase in sales was largely attributable to increased hardware sales, with notable increases in sales of high-performance and mid-range tabletop, desktop, mobile printers and aftermarket parts. Supplies sales increased from higher shipments of labels and thermal ribbons.

Gross profit for SPG was affected by unfavorable foreign currency movements which decreased gross profit for the first six months of the year by $735,000. Gross profit also increased due to higher volumes and a favorable product mix with increased sales of high-performance table top printers, partially offset by higher freight costs of $11,124,000 in 2010. The benefit of outsourcing printer production to a third party and continued cost control contributed to increased gross profit.

Printer unit volumes and average selling price information is summarized below:

	Six Months Ended
	July 3, 2010	July 4, 2009	Percent Change
Total printers shipped	515,304	404,417	27.4
Average selling price of printers shipped	$525	$512	2.5

For the first six months of 2010, unit volumes increased in nearly all printer product lines compared to the same period of 2009, with notable volume increases in high-performance tabletop, desktop and mobile printers. These increases were offset by a reduction in photo printers as this line was discontinued in 2009.

Operating expense related changes for SPG are as follows (in thousands):

	Six Months Ended
	July 3, 2010	July 4, 2009	Increase/ (Decrease)
Payroll and benefit costs	$52,890	$48,026	$4,864
Business development	8,809	7,750	1,059
Outside professional services	4,380	2,938	1,442
Project expenses	2,746	2,321	425
Travel and entertainment	3,106	2,387	719
Recruiting fees	341	112	229
Offsite meetings	717	332	385
Exit, restructuring and integration costs	2,124	3,628	(1,504)
Other expenses	12,050	11,964	86

Total operating expenses	$87,163	$79,458	$7,705

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

Zebra Enterprise Solutions

(Amounts in thousands, except percentages):

	Six Months Ended
	July 3, 2010	July 4, 2009	Percent Change	Percent of Net Sales - 2010	Percent of Net Sales - 2009
Net Sales
Tangible products	$7,315	$7,098	3.1	17.8	17.1
Service & software	33,797	34,510	(2.1)	82.2	82.9

Net sales	41,112	41,608	(1.2)	100.0	100.0
Cost of Sales
Tangible products	6,314	5,576	13.2	15.4	13.4
Service & software	10,820	12,032	(10.1)	26.3	28.9

Cost of sales	17,134	17,608	(2.7)	41.7	42.3

Gross profit	23,978	24,000	(0.1)	58.3	57.7
Operating expenses	33,241	30,927	7.5	80.9	74.3

Operating loss	$(9,263)	$(6,927)	33.7	(22.6)	(16.6)

Zebra Enterprise Solutions – Year to date

ZES sales decreased 1.2% for the first six months of 2010 compared to 2009 primarily due to lower bookings and delays associated with project implementations affecting license revenue during the first quarter of 2010. Sales of hardware declined due to reduced or delayed bookings. Margins improved in services provided to customers due to reduced service costs.

Operating expense changes for ZES are due to the following (in thousands):

	Six Months Ended		Increase/ (Decrease)
	July 3, 2010	July 4, 2009
Payroll and benefit costs	$19,985	$18,161	$1,824
Business development	1,001	655	346
Outside professional services	1,317	765	552
Travel and entertainment	1,762	1,147	615
Exit, restructuring and integration costs	229	2,324	(2,095)
Asset impairment charge	—	(1,058)	1,058
Other expenses	8,947	8,933	14

Total operating expenses	$33,241	$30,927	$2,314

ZES operating expenses for the first six months of 2010 are higher than the 2009 period due to increases in payroll and benefit costs, consulting, project expenses and travel and entertainment costs. These increases were offset due to the collection of receivables that had been previously considered uncollectible, reduced integration costs, and lower amortization expense due to an intangible asset being fully amortized at the end of 2009.

Liquidity and Capital Resources

(Amounts in thousands, except percentages):

	Six Months Ended
Rate of Return Analysis:	July 3, 2010	July 4, 2009
Average cash and marketable securities balances	$250,958	$215,936
Annualized rate of return	1.2%	1.3%

Average cash and marketable securities balances for the first six months of 2010 increased compared to 2009 as a result of increased cash provided by operations and a lesser amount spent on stock repurchases throughout 2009 compared to 2008.

As of July 3, 2010, Zebra had $255,194,000 in cash, restricted cash, investments and marketable securities, compared with $246,721,000 at December 31, 2009. Factors affecting cash and investment balances during the first six months of 2010 include the following (changes below include the impact of foreign currency):

•	Operations provided cash in the amount of $67,330,000, primarily from net income.

•	Accounts receivable increased $1,956,000 due to increased sales. Days sales outstanding, as calculated by the financial method, improved from 62 days to 58 days.

•	Inventories increased $5,383,000 due to increases in raw materials and finished goods.

•	Other assets increased $8,664,000 due mainly to prepaid hedging contracts.

•	Accounts payable increased $6,672,000, due to the timing of payment at period end.

•	Taxes payable increased $5,429,000 due to the timing of tax payments.

•	Purchases of property and equipment totaled $15,053,000.

•	Net sales of investments totaled $44,567,000.

•	Purchases of treasury shares totaled $46,767,000.

•	Stock option exercises and purchases under the stock purchase plan contributed $5,033,000.

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

Investments and Marketable Securities

Investments and marketable securities at July 3, 2010, consisted of the following:

U.S. government and agency securities	9.3%
Obligations of government sponsored enterprises (1)	3.8%
State and municipal bonds	78.2%
Corporate securities	8.7%

(1)	Includes investments in notes issued by the Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association and the Federal Home Loan Bank.

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

Trading and available-for-sale securities are recorded at fair value. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of discounts or premiums. Unrealized holding gains and losses on trading securities are included in earnings. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders’ equity until realized. As of July 3, 2010, Zebra’s investments in marketable debt securities are classified as available-for-sale. In addition, as of July 3, 2010, all of our investments in marketable debt securities with maturities greater than one year are classified as long-term in the consolidated balance sheet due to our ability and intent to hold them until maturity.

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

We reserve for estimated credit losses based upon historical experience and specific customer collection issues. Over the last three years, accounts receivable reserves varied from 1.4% to 3.8% of total accounts receivable. Accounts receivable reserves as of July 3, 2010, were $2,292,000, or 1.5% of the balance due. Accounts receivable reserves as of December

31, 2009, were $2,186,000, or 1.4% of the balance due. The decrease is driven primarily by the collection of previously reserved accounts. We believe our reserve level is appropriate considering the quality of the portfolio as of July 3, 2010. While credit losses have historically been within expectations and the provisions established, we cannot guarantee that our credit loss experience will continue to be consistent with historical experience.

Inventories

We value our inventories at the lower of the actual cost to purchase or manufacture using the first-in, first-out (FIFO) method, or the current estimated market value. We review inventory quantities on hand and record a provision for excess and obsolete inventory based on forecasts of product demand and production requirements for the subsequent twelve months.

Over the last three years, our reserves for excess and obsolete inventories have ranged from 6.8% to 11.4% of gross inventory. As of July 3, 2010, inventory reserves were $9,915,000, or 10.4% of gross inventory compared to inventory reserves of $9,054,000, or 10.2% of gross inventory as of December 31, 2009. We believe our reserve level is appropriate considering the quantities and quality of the inventories as of July 3, 2010.

Valuation of Goodwill

We test the impairment of goodwill each year at the end of May or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We completed our annual assessment during June 2010 and determined that our goodwill was not impaired as of the end of May 2010.

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

Under the “Income Approach – Discounted Cash Flow Analysis” the key assumptions consider sales, cost of sales and operating expenses projected through the year 2016. These assumptions were determined by management utilizing our internal operating plan and assuming growth rates for revenues and operating expenses, and margin assumptions. The fourth key assumption under this approach is the discount rate which is determined by looking at current risk-free rates of capital, current market interest rates and the evaluation of risk premia relevant to the business segment. If our assumptions relative to growth rates were to change or were incorrect, our fair value calculation may change which could result in impairment.

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

Net intangible assets, long-lived assets and goodwill amounted to $284,746,000 as of July 3, 2010.

Income Taxes

Zebra has identified, evaluated, and measured the amount of income tax benefits to be recognized for all of our income tax positions. Included in deferred tax assets are amounts related to federal and state net operating losses that resulted from our acquisition of WhereNet Corp. Zebra’s intention is to utilize these net operating loss carryforwards to offset future income taxes paid.

Zebra has concluded all U.S. federal income tax audits for years through 2006. The tax years 2005 through 2009 remain open to examination by multiple state taxing jurisdictions. Tax authorities in the United Kingdom have completed income tax audits for tax years through 2006.

Zebra’s continuing practice is to recognize interest and/or penalties related to income tax matters as part of income tax expense. For the three month periods ended July 3, 2010 and July 4, 2009, we did not accrue any interest or penalties into income tax expense.

The effective income tax rate for the first six months of 2010 was 27.9% compared with an income tax rate of 32.0% for the first six months of 2009. Zebra’s effective tax rate for the six months ended July 3, 2010 included a $2,764,000 reduction of federal taxes related to prior years’ adjustments for intercompany profit in ending inventory which reduced our effective rate by 4.2%.

Significant Customer

ScanSource, Inc. is our most significant customer. Our net sales to ScanSource, Inc., an international distributor of Zebra products, as a percentage of total net sales, were as follows:

	Three Months Ended		Six Months Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
Net Sales to ScanSource, Inc.	18.3%	13.6%	17.8%	13.9%

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

There were no material changes in Zebra’s market risk during the quarter ended July 3, 2010. For additional information on market risk, refer to the “Quantitative and Qualitative Disclosures About Market Risk” section of our Form 10-K for the year ended December 31, 2009. See Note 3 to the Consolidated Financial Statements included in this report for further discussion of investments and marketable securities.

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

During the first six months of 2010, we made additional changes to our controls and procedures as part of our ongoing monitoring of our controls. None of these changes has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In addition, there were no other changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Treasury Shares

During the second quarter of 2010, Zebra purchased 934,537 shares of Zebra’s Class A Common Stock at a weighted average share price of $27.76 per share, as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum number of shares that may yet be purchased under the program
April 2010 (April 4 – May 1)	0	$0.00	0	1,449,286
May 2010 (May 2 – May 29)	797,591	$27.99	797,591	651,695
June 2010 (May 30 – July 3)	136,946	$26.43	136,946	514,749

(1)	On February 17, 2009, Zebra announced that the Board authorized the purchase of an additional 3,000,000 shares under the same terms. The February 2009 authorization does not have an expiration date.
(2)	During the second quarter, Zebra acquired 1,178 shares of Zebra Class A Common Stock through the withholding of shares necessary to satisfy tax withholding obligations upon the vesting of restricted stock awards. These shares were acquired at an average price of $27.49 per share.
(3)	In July 2010 the remaining shares yet to be purchased under the program were depleted. On August 3, 2010, Zebra’s Board authorized the purchase of up to an additional 3,000,000 shares under the same terms. The August 2010 authorization does not have an expiration date.

Item 6.	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZEBRA TECHNOLOGIES CORPORATION

Date: August 5, 2010	By:	/s/ Anders Gustafsson
Anders Gustafsson
Chief Executive Officer

Date: August 5, 2010	By:	/s/ Michael C. Smiley
Michael C. Smiley
Chief Financial Officer