Form 10-Q/A
period 2010-07-03
ZEBRA TECHNOLOGIES CORP
filed 2010-08-17
CIK 877212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

The purpose of this Form 10-Q/A is to furnish the interactive data files as exhibit 101. Exhibit 101 to this report provides the following items from our Form 10-Q, for the quarter ended July 3, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the consolidated balance sheets; (ii) the consolidated statement of earnings; (iii) the consolidated statement of cash flows; and (iv) notes to consolidated financial statements.

During our review and validation of the XBRL financial statements we noted a discrepancy in the consolidated statements of earnings included in our Current Report on Form 8-K filed on August 5, 2010 and consolidated statements of earnings included in our Quarterly Report on Form 10-Q for the quarter ended July 3, 2010, also filed on August 5, 2010. The discrepancy relates to the cost of sales of tangible products for the six month period ended July 3, 2010. The cost of sales of tangible products for the six month period ended July 3, 2010 included in our 8-K was correctly stated as $224,313,000. However, the cost of sales of tangible products for the six month period ended July 3, 2010 included in our 10-Q was incorrectly stated as $243,313,000, a difference of $19,000,000. All other amounts included in the consolidated statement of earnings for the quarter ended July 3, 2010 were correctly stated, including Total net sales, Total cost of sales , Gross profit, Operating income, Net income, and Basic and Diluted earnings per share.

No other changes have been made to the Form 10-Q other than those described above. This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way the disclosures made in the Form 10-Q.

Item 6.	Exhibits

31.1 *	Rule 13a-14(a)/15d-14(a) Certification

31.2 *	Rule 13a-14(a)/15d-14(a) Certification

32.1 *	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 **	The following material from Zebra Technologies Corporation Quarterly Report on Form 10-Q, for the quarter ended July 3, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the consolidated balance sheets; (ii) the consolidated statement of earnings; (iii) the consolidated statement of cash flows; and (iv) notes to consolidated financial statements.

* Previously filed

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZEBRA TECHNOLOGIES CORPORATION

Date: August 17, 2010	By:	/s/ Anders Gustafsson
Anders Gustafsson
Chief Executive Officer

Date: August 17, 2010	By:	/s/ Michael C. Smiley
Michael C. Smiley
Chief Financial Officer

4