Form 10-Q
period 2010-10-02
ZEBRA TECHNOLOGIES CORP
filed 2010-11-05
CIK 877212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2010

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

As of October 29, 2010, there were 56,528,911 shares of Class A Common Stock, $.01 par value, outstanding.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

QUARTER ENDED OCTOBER 2, 2010

PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	October 2, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$47,447	$38,943
Restricted cash	1,615	1,725
Investments and marketable securities	123,058	114,064
Accounts receivable, net	165,423	150,992
Inventories, net	95,842	79,926
Deferred income taxes	11,282	10,792
Income taxes receivable	—	4,724
Prepaid expenses and other current assets	11,043	9,771

Total current assets	455,710	410,937

Property and equipment at cost, less accumulated depreciation and amortization	84,809	77,589
Long-term deferred income taxes	32,234	35,842
Goodwill	152,418	153,225
Other intangibles, net	51,592	55,982
Long-term investments and marketable securities	90,076	91,989
Other assets	4,806	4,915

Total assets	$871,645	$830,479

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$33,908	$28,137
Accrued liabilities	66,486	52,591
Deferred revenue	22,292	24,082
Income taxes payable	5,752	—

Total current liabilities	128,438	104,810
Deferred rent	2,853	4,108
Other long-term liabilities	9,647	9,432

Total liabilities	140,938	118,350

Stockholders’ equity:
Preferred Stock	—	—
Class A Common Stock	722	722
Additional paid-in capital	128,068	136,104
Treasury stock	(430,515)	(385,831)
Retained earnings	1,042,756	969,195
Accumulated other comprehensive loss	(10,324)	(8,061)

Total stockholders’ equity	730,707	712,129

Total liabilities and stockholders’ equity	$871,645	$830,479

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Net sales:
Net sales of tangible products	$221,795	$175,334	$632,198	$503,947
Revenue from services and software	24,712	25,444	76,475	77,116

Total net sales	246,507	200,778	708,673	581,063

Cost of sales:
Cost of sales of tangible products	117,502	98,682	341,815	291,117
Cost of services and software	10,291	10,398	29,630	30,703

Total cost of sales	127,793	109,080	371,445	321,820

Gross profit	118,714	91,698	337,228	259,243

Operating expenses:
Selling and marketing	30,365	26,395	88,193	73,992
Research and development	26,746	21,454	75,189	64,552
General and administrative	20,302	22,447	60,889	61,881
Amortization of intangible assets	2,444	2,649	7,147	7,857
Exit, restructuring and integration costs	—	3,515	2,392	9,455
Asset impairment charges	—	—	—	(1,058)

Total operating expenses	79,857	76,460	233,810	216,679

Operating income	38,857	15,238	103,418	42,564

Other income (expense):
Investment income	635	813	2,111	2,238
Foreign exchange gain (loss)	(325)	575	235	(840)
Other, net	(216)	(286)	(1,052)	(622)

Total other income (expense)	94	1,102	1,294	776

Income before income taxes	38,951	16,340	104,712	43,340
Income taxes	12,800	5,229	31,151	13,866

Net income	$26,151	$11,111	$73,561	$29,474

Basic earnings per share	$0.46	$0.19	$1.28	$0.49
Diluted earnings per share	$0.46	$0.19	$1.28	$0.49

Basic weighted average shares outstanding	56,739	58,954	57,405	59,548
Diluted weighted average and equivalent shares outstanding	56,998	59,083	57,657	59,643

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Nine Months Ended
	October 2, 2010	October 3, 2009
Cash flows from operating activities:
Net income	$73,561	$29,474
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	23,698	24,409
Equity-based compensation	8,155	8,687
Excess tax benefit from equity-based compensation	(83)	(11)
Loss (Gain) on sale of assets	(58)	357
Asset impairment charges	—	(1,058)
Deferred income taxes	3,208	4,259
Changes in assets and liabilities:
Accounts receivable, net	(14,463)	13,797
Inventories, net	(15,972)	22,632
Other assets	(1,192)	178
Accounts payable	6,747	(21,216)
Accrued liabilities	13,861	(19,389)
Deferred revenue	(1,530)	2,674
Income taxes	9,197	(2,394)
Other operating activities	(3,391)	584

Net cash provided by operating activities	101,738	62,983

Cash flows from investing activities:
Purchases of property and equipment	(23,752)	(19,499)
Payments for patents and licensing arrangements	(2,882)	(425)
Purchases of investments and marketable securities	(312,201)	(236,520)
Maturities of investments and marketable securities	230,715	194,939
Sales of investments and marketable securities	74,371	49,899

Net cash used in investing activities	(33,749)	(11,606)

Cash flows from financing activities:
Purchase of treasury stock	(67,384)	(49,609)
Proceeds from exercise of stock options and stock purchase plan purchases	7,772	3,250
Excess tax benefit from equity-based compensation	83	11

Net cash used in financing activities	(59,529)	(46,348)

Effect of exchange rate changes on cash	44	752

Net increase in cash and cash equivalents	8,504	5,781
Cash and cash equivalents at beginning of period	38,943	33,267

Cash and cash equivalents at end of period	$47,447	$39,048

Supplemental disclosures of cash flow information:
Income taxes paid	$17,162	$9,764

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

The consolidated balance sheet as of December 31, 2009 in this Form 10-Q is taken from the audited consolidated balance sheet in our Form 10-K. These interim financial statements include all adjustments (of a normal, recurring nature) necessary to present fairly Zebra’s consolidated financial position as of October 2, 2010, the consolidated statement of earnings for the three and nine months ended October 2, 2010 and October 3, 2009, and consolidated statement of cash flows for the nine months ended October 2, 2010 and October 3, 2009. These results, however, are not necessarily indicative of results for the full year.

Reclassifications. Certain amounts in the prior years’ financial statements have been reclassified to conform to the current year’s presentation. For the three and nine months ended October 3, 2009, general and administrative expenses of $602,000 and $1,799,000 were reclassified to selling and marketing expenses. For the three and nine months ended October 3, 2009, general and administrative expenses of $299,000 and $979,000 were reclassified to research and development expenses. These reclassifications were made to better reflect costs as they relate to their functional areas. In addition, write-offs of an equity investment in an international technology company in the amount of $88,000 and $855,000 for the three and nine months ended October 3, 2009 that were previously presented netted against asset impairment charges were reclassified to investment income in order to be consistent with the 2009 year end presentation. Prior period amounts will differ in the above categories from amounts previously reported.

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

Included in our investment portfolio are three auction rate security instruments. These instruments are classified as available-for-sale securities and are reflected at fair value. Due to events in credit markets, however, the auction events for the instruments held by Zebra as of October 2, 2010, are failed. Therefore, the fair values of these securities are estimated utilizing broker quotations, discounted cash flow analysis or other types of valuation adjustment methodologies at October 2, 2010. These analyses consider, among other items, the collateral underlying the security instruments, the creditworthiness of the counterparty, the timing of expected future cash flows, estimates of the next time the security is expected to have a successful auction, and Zebra’s intent and ability to hold such securities until credit markets improve.

These securities were also compared, when possible, to other securities with similar characteristics. In June 2010, one of the four auction rate securities held at the end of the first quarter of 2010 was called by the issuer and redeemed at par value. Zebra received proceeds in the amount of $1,650,000 and adjusted other comprehensive income by $200,000. See Level 3 table below for more details.

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

Financial assets and liabilities carried at fair value as of October 2, 2010, are classified below (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
U.S. government and agency securities	$19,231	$—	$—	$19,231
Obligations of government-sponsored enterprises (1)	7,999	—	—	7,999
State and municipal bonds	140,782	—	2,683	143,465
Corporate securities	39,489	—	2,914	42,403
Other investments	36	—	—	36

Investments subtotal	207,537	—	5,597	213,134
Money market investments related to the deferred compensation plan	3,196	—	—	3,196

Total assets at fair value	$210,733	—	$5,597	$216,330

Liabilities:
Forward contracts (2)	$5,295	578	—	$5,873
Liabilities related to the deferred compensation plan	3,185	$—	$—	3,185

Total liabilities at fair value	$8,480	$578	$—	$9,058

Financial assets and liabilities carried at fair value as of December 31, 2009, are classified below (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
U.S. government and agency securities	$12,811	$—	$—	$12,811
Obligations of government-sponsored enterprises (1)	10,666	—	—	10,666
State and municipal bonds	161,839	—	4,133	165,972
Corporate securities	13,654	—	2,914	16,568
Other investments	36	—	—	36

Investments subtotal	199,006	—	7,047	206,053
Forward contracts (2)	851	—	—	851
Money market investments related to the deferred compensation plan	3,155	—	—	3,155

Total assets at fair value	$203,012	$—	$7,047	$210,059

Liabilities:
Liabilities related to the deferred compensation plan	$3,155	$—	$—	$3,155

Total liabilities at fair value	$3,155	$—	$—	$3,155

(1)	Includes investments in notes issued by the Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association and the Federal Home Loan Bank.

(2)	The fair value of forward contracts are calculated as follows:

a.	Fair value of forward collar contract associated with forecasted sales hedges are calculated using the midpoint of ask and bid rates for similar contracts.
b.	Fair value of regular forward contracts associated with forecasted sales hedges are calculated using the period-end exchange rate adjusted for the discount rate (3 month LIBOR rate).
c.	Fair value of balance sheet hedges are calculated at the period end exchange rate adjusted for current forward points unless the hedge has been traded but not settled at period end. If this is the case, the fair value is calculated at the rate at which the hedge is being settled.

The following table presents Zebra’s activity for assets measured at fair value on a recurring basis using significant unobservable inputs, Level 3, for the three month periods (in thousands):

	Nine Months Ended
	October 2, 2010	October 3, 2009
Balance at beginning of the year	$7,047	$7,047
Transfers to Level 3	—	—
Total losses (realized or unrealized):
Included in earnings	—	—
Included in other comprehensive income (loss)	200	—
Purchases and settlements (net)	(1,650)	—

Balance at end of period	$5,597	$7,047

Total gains and (losses) for the period included in earnings attributable to the change in unrealized losses relating to assets still held at end of period	$—	$—

The following is a summary of short-term and long-term investments at October 2, 2010 and December 31, 2009 (in thousands):

	As of October 2, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government and agency securities	$19,084	$153	$(6)	$19,231
Obligations of government-sponsored enterprises	7,877	122	—	7,999
State and municipal bonds	143,225	638	(398)	143,465
Corporate securities	42,516	303	(416)	42,403
Other investments	36	—	—	36

Total investments	$212,738	$1,216	$(820)	$213,134

	As of December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government and agency securities	$12,931	$45	$(165)	$12,811
Obligations of government-sponsored enterprises	10,589	82	(5)	10,666
State and municipal bonds	165,366	1,177	(571)	165,972
Corporate securities	16,680	306	(418)	16,568
Other investments	36	—	—	36

Total investments	$205,602	$1,610	$(1,159)	$206,053

The maturity dates of investments are as follows (in thousands):

	As of October 2, 2010
	Amortized Cost	Estimated Fair Value
Less than 1 year	$122,785	$123,058
1 to 5 years	88,892	88,995
6 to 10 years	1,061	1,081
Thereafter	—	—

Total	$212,738	$213,134

The carrying value for Zebra’s financial instruments classified as current assets (other than short-term investments) and current liabilities approximate fair value due to short maturities.

Note 3 – Investments and Marketable Securities

We classify our investments in marketable debt securities as available-for-sale. As of October 2, 2010, all of our investments in marketable debt securities with maturities greater than one year are classified as long-term investments on the balance sheet due to our ability and intent to hold them until maturity.

Changes in the market value of available-for-sale securities are reflected in the accumulated other comprehensive income caption of stockholders’ equity in the balance sheet, until we dispose of the securities. Once these securities are disposed of, either by sale or maturity, the accumulated changes in market value are transferred to investment income. On the statement of cash flows, changes in the balances of available-for-sale securities are shown as purchases, sales and maturities of investments and marketable securities under investing activities.

Changes in market value of trading securities would be recorded in investment income as they occur, and the related statement of cash flows would include changes in the balances of trading securities as operating cash flows.

Change in unrealized gains and losses on available-for-sale securities are included in these financial statements as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Changes in unrealized gains and losses on available- for-sale securities, net of tax, recorded in accumulated other comprehensive income	$8	$289	$(34)	$814

Note 4 – Inventories

The components of inventories are as follows (in thousands):

	As of
	October 2, 2010	December 31, 2009
Raw material	$30,916	$27,953
Work in process	614	162
Deferred costs of long-term contracts	427	1,937
Finished goods	73,060	58,928

Total inventories, gross	105,017	88,980
Inventory reserves	(9,175)	(9,054)

Total inventories, net	$95,842	$79,926

Note 5 – Goodwill and Other Intangible Assets

Intangible asset data are as follows (in thousands):

	As of October 2, 2010
	Gross Amount	Accumulated Amortization	Net Amount
Amortized intangible assets
Current technology	$31,918	$(19,887)	$12,031
Patent and patent rights	16,545	(8,618)	7,927
Customer relationships	44,727	(13,093)	31,634

Total	$93,190	$(41,598)	$51,592

Amortization expense for the nine months ended October 2, 2010		$7,147

	As of December 31, 2009
	Gross Amount	Accumulated Amortization	Net Amount
Amortized intangible assets
Current technology	$32,038	$(17,071)	$14,967
Patent and patent rights	13,663	(6,774)	6,889
Customer relationships	44,822	(10,696)	34,126

Total	$90,523	$(34,541)	$55,982

Amortization expense for the year ended December 31, 2009		$10,466

	As of
Goodwill	October 2, 2010	December 31, 2009
Goodwill at gross cost	$265,799	$265,799
Impairment charges	(112,184)	(112,184)
Foreign exchange impact	(1,197)	(390)

Goodwill	$152,418	$153,225

During the second quarter of 2010, Zebra entered into an agreement with an international technology provider to acquire patents and patent rights related to card printer solutions technology. The agreement requires total consideration in the amount of € 2,400,000. Zebra has paid € 1,950,000 or $2,399,000 in accordance with the agreement through the end of September 2010, and has an obligation to pay an additional € 450,000 in the fourth quarter upon completion of the agreement. This agreement provides Zebra with a new distribution partner and enhanced technology solutions and software.

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

Note 6 – Costs Associated with Exit or Disposal Activities

In 2008, we announced plans to establish regional distribution and configuration centers, consolidate our supplier base, and transfer final assembly of thermal printers to Jabil Circuit, Inc., a global third-party electronics manufacturer. These actions are intended to optimize our global printer product supply chain by improving responsiveness to customer needs and increasing Zebra’s flexibility to meet emerging business opportunities. As a result, substantially all printer manufacturing in our Vernon Hills, Illinois, and Camarillo, California, facilities has been transferred to Jabil’s facility in Guangzhou, China, and there are no further related exit costs that are expected to be incurred.

As of October 2, 2010, we have incurred the following exit costs (in thousands):

Type of Cost	Cost incurred through December 31, 2009	Costs incurred for the nine months ended October 2, 2010	Total costs incurred as of October 2, 2010
Severance, stay bonuses, and other employee-related expenses	$7,633	$103	$7,736
Professional services	5,915	115	6,030
Relocation and transition costs	8,802	1,959	10,761
Other exit costs	30	215	245

Total	$22,380	$2,392	$24,772

For the nine months ended October 2, 2010, we have incurred the following exit costs by segment (in thousands):

Type of Cost	Specialty Printing Group (SPG) costs	Zebra Enterprise Solutions (ZES) costs	Total costs incurred for the nine months ended October 2, 2010
Severance, stay bonuses, and other employee-related expenses	$94	$9	$103
Professional services	110	5	115
Relocation and transition costs	1,959	0	1,959
Other exit costs	0	215	215

Total	$2,163	$229	$2,392

For the nine months ended October 3, 2009, we incurred the following exit, restructuring and integration costs by segment (in thousands):

Type of Cost	Specialty Printing Group (SPG) costs	Zebra Enterprise Solutions (ZES) costs	Total costs incurred for the nine months ended October 3, 2009
Severance, stay bonuses, and other employee-related expenses	$1,530	$969	$2,499
Professional services	54	1	55
Relocation and transition costs	4,526	0	4,526
Other exit costs	0	10	10
Integration costs	0	2,365	2,365

Total	$6,110	$3,345	$9,455

Liabilities and expenses related to exit activities were as follows (in thousands):

	Nine Months Ended
	October 2, 2010	October 3, 2009
Balance at beginning of period	$3,038	$6,378
Charged to earnings	2,392	7,090
Cash paid	(4,159)	(9,991)

Balance at the end of period	$1,271	$3,477

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

Fair Value of Derivative Instruments

Zebra has determined that derivative instruments for hedges that have traded but have not settled are considered Level 1 in the fair value hierarchy, and hedges that have not traded are considered Level 2 in the fair value hierarchy. Derivative instruments are used to manage risk and are not used for trading or other speculative purposes, nor do we use leveraged derivative financial instruments. Our foreign currency exchange contracts are valued using broker quotations or market transactions, in either the listed or over-the-counter markets.

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

	Three Months Ended		Nine Months Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Change in gains (losses) from foreign exchange derivatives	$(6,446)	$(2,149)	$2,626	$(1,348)
Gain (loss) on net foreign currency assets	6,121	2,724	(2,391)	508

Foreign exchange gain (loss)	$(325)	$575	$235	$(840)

	As of
	October 2, 2010	December 31, 2009
Notional balance of outstanding contracts:
Pound/US dollar	£8,419	£7,500
Euro/US dollar	€42,905	€37,000
Net fair value of outstanding contracts	$(212)	$(6)

Summary financial information related to the cash flow hedges is as follows (in thousands):

	As of
	October 2, 2010	December 31, 2009
Net unrealized gains (losses) deferred in other comprehensive income:
Gross	$(3,297)	$31
Income tax benefit	(1,241)	12

Net	$(2,056)	$19

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

Summary financial information related to the cash flow hedges of future revenues follows (in thousands, except percentages):

	As of
	October 2, 2010	December 31, 2009
Notional balance of outstanding contracts versus the dollar	€62,450	€—
Hedge effectiveness	100%	—

	Three Months Ended		Nine Months Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Net gains and (losses) included in revenue	$—	$(629)	$—	$724

Forward contracts

We record our forward contracts at fair value on our consolidated balance sheet as either other assets or other liabilities depending upon the fair value calculation as detailed in Note 2 of Zebra’s financial statements. The amounts recorded on our consolidated balance sheet are as follows (in thousands):

	As of
	October 2, 2010	December 31, 2009
Assets:
Other assets	$—	$851

Total	$—	$851

Liabilities:
Other liabilities	$5,873	$—

Total	$5,873	$—

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

The following table is a summary of Zebra’s accrued warranty obligation (in thousands):

	Nine Months Ended
	October 2, 2010	October 3, 2009
Balance at the beginning of the year	$3,813	$2,814
Warranty expense	4,490	3,477
Warranty payments	(4,101)	(3,033)

Balance at the end of the period	$4,202	$3,258

In the European Union, we have an obligation to recycle printers. We reserve for this obligation based on the number of new printers sold after August 13, 2005, and printers sold prior to that date that are returned to us upon our sale of a new printer to a customer. The following is a summary of Zebra’s accrued recycling obligation (in thousands):

	Nine Months Ended
	October 2, 2010	October 3, 2009
Balance at the beginning of the year	$1,001	$1,207
Recycling expense	83	250
Reserve adjustment	—	(640)
Recycling payments	—	—
Other adjustments	2	138

Balance at the end of the period	$1,086	$955

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

Note 10 – Changes to Benefit Programs

Zebra has a Retirement Savings and Investment Plan (401(k) Plan), which is intended to qualify under Section 401(k) of the Internal Revenue Code. During the first quarter of 2009, Zebra announced changes to its 401(k) Plan, profit sharing plan and stock purchase plan. Qualified employees may participate in Zebra’s 401(k) Plan by contributing up to 15% of their gross earnings to the plan subject to certain Internal Revenue Service restrictions. Effective March 1, 2009, Zebra reduced the company match to each participant’s contribution from 6% of gross eligible earnings at the rate of 50%, to 3% of gross eligible earnings at the rate of 50%. Effective January 1, 2010, Zebra increased the company match to each participant’s contribution to 4% of gross eligible earnings. Zebra will match 100% of the first 2% of gross eligible earnings, and also match the next 4% of gross eligible earnings at the rate of 50%. Zebra may contribute additional amounts to its 401(k) Plan at the discretion of the Board of Directors, subject to certain legal limits.

Zebra also has a discretionary profit-sharing plan for qualified employees, to which it contributes a percentage of eligible payroll each year. Zebra announced that it will suspend any contributions to the profit sharing plan for the 2009 plan year and plan years going forward. Participants are not permitted to make contributions under the discretionary profit-sharing plan.

Note 11 – Stockholders’ Equity

Share count and par value data related to stockholders’ equity are as follows:

	October 2, 2010	December 31, 2009
Preferred Stock
Par value per share	$0.01	$0.01
Shares authorized	10,000,000	10,000,000
Shares outstanding	—	—
Common Stock – Class A
Par value per share	$0.01	$0.01
Shares authorized	150,000,000	150,000,000
Shares issued	72,151,857	72,151,857
Shares outstanding	56,519,663	58,318,983
Treasury stock
Shares held	15,632,194	13,832,874

During the nine-month period ended October 2, 2010, Zebra purchased 2,449,286 shares of common stock for $67,384,000 under board authorized share repurchase plans compared to the nine-month period ended October 3, 2009, in which Zebra purchased 2,579,630 shares of common stock for $49,609,000.

A roll forward of Class A common shares outstanding is as follows:

	Nine Months Ended
	October 2, 2010	October 3, 2009
Balance at the beginning of the year	58,318,983	60,861,592
Repurchases	(2,449,286)	(2,579,630)
Stock option and ESPP issuances	296,512	202,009
Restricted share issuances	375,279	406,242
Restricted share forfeitures	(14,627)	(48,679)
Shares withheld for tax obligations	(7,198)	(8,914)

Balance at the end of the period	56,519,663	58,832,620

Note 12 – Earnings Per Share

Earnings per share were computed as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Basic earnings per share:
Net income	$26,151	$11,111	$73,561	$29,474

Weighted average common shares outstanding	56,739	58,954	57,405	59,548

Per share amount	$0.46	$0.19	$1.28	$0.49

Diluted earnings per share:
Net income	$26,151	$11,111	$73,561	$29,474

Weighted average common shares outstanding	56,739	58,954	57,405	59,548
Add: Effect of dilutive securities – stock options	259	129	252	95

Diluted weighted average and equivalent shares outstanding	56,998	59,083	57,657	59,643

Per share amount	$0.46	$0.19	$1.28	$0.49

Potentially dilutive securities that were excluded from the earnings per share calculation consist of options with an exercise price greater than the average market closing price of the Class A common stock during the respective three and nine month periods. These options were as follows:

	Three Months Ended		Nine Months Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Potentially dilutive shares	1,887,000	2,421,000	1,893,000	2,708,000

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

The compensation expense and the related tax benefit for equity-based payments were included in the Consolidated Statement of Earnings as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Cost of sales	$285	$321	$856	$907
Selling and marketing	551	605	1,401	1,384
Research and development	401	494	1,207	1,317
General and administrative	1,763	1,681	4,691	5,079

Total compensation	3,000	3,101	8,155	8,687

Income tax benefit	$1,035	$992	$2,813	$2,780

Cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized (excess tax benefits) are classified as financing cash flows in the statement of cash flows. The tax benefits classified as financing cash flows for the nine months ended October 2, 2010 was $83,000 and for the nine months ended October 3, 2009, was $11,000.

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

	Nine Months Ended
	October 2, 2010	October 3, 2009
Expected dividend yield	0%	0%
Forfeiture rate	9.78%	9.92%
Volatility	39.50%	43.08%
Risk free interest rate	2.26%	2.23%
– Range of interest rates	0.06% - 3.41%	0.15% - 3.29%
Expected weighted-average life	5.36 years	5.23 years
Fair value of options and SARs granted	$6,527,000	$5,970,000
Weighted-average grant date fair value of options and SARs granted	$10.65	$8.04

SAR activity was as follows:

	Nine Months Ended October 2, 2010
SARs	Shares	Weighted-Average Exercise Price
Outstanding at beginning of year	684,058	$19.97
Granted	612,681	27.82
Exercised	(25,442)	19.56
Forfeited	(30,678)	22.14
Expired	(273)	19.56

Outstanding at end of period	1,240,346	$23.80

Exercisable at end of period	154,627	$20.15

Intrinsic value of exercised SARs	$252,000

There were no equity grants of SARs during the three months ended October 2, 2010.

The terms of the SARs are established under the 2006 Zebra Technologies Corporation Incentive Compensation Plan (the 2006 Plan) and the applicable SAR agreement. Once vested, a SAR entitles the holder to receive a payment equal to the difference between the per-share base price of the SAR and the fair market value of a share of Zebra stock on the date the SAR is exercised, multiplied by the number of SAR’s exercised. Exercised SARs are settled in whole shares of Zebra stock, and any fraction of a share is settled in cash. The SARs granted during the first nine months of 2010 vest annually in four equal amounts on each of the first four anniversaries of the grant date and expire 10 years after the grant date.

The following table summarizes information about SARs outstanding at October 2, 2010:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
$ 19.56-$19.56	578,598	8.59 years	$19.56	127,463	$19.56
$ 19.57-$27.50	75,686	9.05 years	24.84	27,164	22.95
$ 27.51-$27.82	568,938	9.59 years	27.82	0	0.00
$ 27.83-$29.06	11,647	9.47 years	28.57	0	0.00
$ 29.07-$30.08	5,477	9.45 years	30.08	0	0.00

	1,240,346			154,627

	Outstanding	Exercisable
Aggregate intrinsic value	$12,438,000	$2,114,000
Weighted-average remaining contractual term	9.1 years	8.6 years

Stock option activity was as follows:

	Nine Months Ended October 2, 2010
Options	Shares	Weighted-Average Exercise Price
Outstanding at beginning of year	2,767,887	$35.98
Granted	0	0.00
Exercised	(206,507)	23.81
Forfeited	(55,523)	35.23
Expired	(67,941)	35.54

Outstanding at end of period	2,437,916	$37.01

Exercisable at end of period	1,969,919	$37.14

Intrinsic value of exercised options	$1,207,000

The following table summarizes information about stock options outstanding at October 2, 2010:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
$ 1.29-$25.23	541,675	2.76 years	$21.17	497,744	$21.28
$ 25.24-$36.49	585,099	6.60 years	35.60	337,950	35.34
$ 36.50-$42.28	518,941	6.49 years	40.31	394,618	40.31
$ 42.29-$46.18	463,998	4.91 years	44.91	411,404	45.03
$ 46.19-$53.92	328,203	3.75 years	49.33	328,203	49.33

	2,437,916			1,969,919

	Outstanding	Exercisable
Aggregate intrinsic value	$6,983,000	$6,354,000
Weighted-average remaining contractual term	5.0 years	4.5 years

Restricted stock award activity, granted under the 2006 Plan, was as follows:

	Nine Months Ended October 2, 2010
Restricted Stock Awards	Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of year	507,984	$23.90
Granted	375,279	27.84
Released	(22,325)	29.11
Forfeited	(14,627)	25.88

Outstanding at end of period	846,311	$25.48

There were no equity grants of restricted stock awards during the three months ended October 2, 2010.

As of October 2, 2010, there was $20,576,000 of unearned compensation cost related to awards granted under Zebra’s equity-based compensation plans, which is expected to be recognized over a weighted-average period of 2.6 years.

The fair value of the purchase rights of all Zebra employees issued under the stock purchase plan is estimated using the following weighted-average assumptions for purchase rights granted. Expected lives of three months to one year have been used along with these assumptions.

	Nine Months Ended
	October 2, 2010	October 3, 2009
Fair market value	$26.34	$20.60
Option price	$25.02	$18.62
Expected dividend yield	0%	0%
Expected volatility	27%	38%
Risk free interest rate	0.13%	0.16%

Note 14 – Income Taxes

Zebra has identified, evaluated, and measured the amount of income tax benefits to be recognized for all of our income tax positions. Included in deferred tax assets are amounts related to federal and state net operating losses that resulted from our acquisition of WhereNet Corp. Zebra’s intention is to utilize these net operating loss carryforwards to offset future income taxes owed.

Zebra has concluded all U.S. federal income tax audits for years through 2006. The tax years 2006 through 2009 remain open to examination by multiple state taxing jurisdictions. Tax authorities in the United Kingdom have completed income tax audits for tax years through 2006.

Zebra’s continuing practice is to recognize interest and/or penalties related to income tax matters as part of income tax expense. For the three and nine month periods ended October 2, 2010 and October 3, 2009, we did not accrue any interest or penalties into income tax expense.

The effective income tax rate for the third quarter of 2010 was 32.9% compared with 32.0% for the third quarter of 2009. The effective income tax rate for the first nine months of 2010 was 29.7% compared to 32.0% for the first nine months of 2009. Zebra’s effective tax rate for the first quarter of 2010 included a $2,764,000 reduction of federal taxes related to prior years’ adjustments for intercompany profit in ending inventory which reduced our effective rate for the first nine months of 2010 by 2.6%.

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

•	Unrealized gains (losses) on investments classified as available-for-sale are deferred from income statement recognition until the gains or losses are realized. See Note 3 for more details.

The Consolidated Statements of Comprehensive Income are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Net income	$26,151	$11,111	$73,561	$29,474
Other comprehensive income (loss):
Foreign currency translation adjustment	1,237	(660)	(173)	4,137
Changes in unrealized gains (losses) on hedging transactions, net of tax	(2,185)	352	(2,056)	(57)
Changes in unrealized gains (losses) on investments, net of tax	8	289	(34)	814

Comprehensive income	$25,211	$11,092	$71,298	$34,368

The components of other comprehensive income gross and net of income tax are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Changes in unrealized gains and losses on foreign currency hedging activities:
Gross	$(3,504)	$565	$(3,297)	$(91)
Income tax (benefit)	(1,319)	213	(1,241)	(34)

Net	$(2,185)	$352	$(2,056)	$(57)

Changes in unrealized gains and losses on investments classified as available-for-sale:
Gross	$13	$463	$(55)	$1,305
Income tax (benefit)	5	174	(21)	491

Net	$8	$289	$(34)	$814

The components of accumulated other comprehensive income (loss) included in the Consolidated Balance Sheets are as follows (in thousands):

	As of
	October 2, 2010	December 31, 2009
Foreign currency translation adjustments	$(8,515)	$(8,342)

Unrealized gains and (losses) on hedging transactions:
Gross	$(3,298)	$(1)
Income tax (benefit)	(1,241)	—

Net	$(2,057)	$(1)

Unrealized gains and (losses) on investments classified as available-for-sale:
Gross	$397	$452
Income tax (benefit)	149	170

Net	$248	$282

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

Segment information is as follows (in thousands):

	As of
	October 2, 2010	December 31, 2009
Identifiable assets:
SPG	$378,380	$336,428
ZES	184,037	185,495
Corporate and other	309,228	308,556

Total	$871,645	$830,479

	Three Months Ended		Nine Months Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Net sales:
SPG Tangible products	$213,406	$171,977	$616,493	$493,491
SPG Service & software	9,413	8,780	27,380	25,943

SPG Net Sales	222,819	180,757	643,873	519,434

ZES Tangible products	8,389	3,357	15,705	10,456
ZES Service & software	15,299	16,664	49,095	51,173

ZES Net Sales	23,688	20,021	64,800	61,629

Total	$246,507	$200,778	$708,673	$581,063

Operating profit (loss):
SPG	$60,084	$36,682	$167,457	$100,769
ZES	(4,928)	(2,912)	(14,191)	(9,839)
Corporate and other	(16,299)	(18,532)	(49,848)	(48,366)

Total	$38,857	$15,238	$103,418	$42,564

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

Results of Operations: Third Quarter of 2010 versus Third Quarter of 2009

Consolidated Results of Operations

(Amounts in thousands, except percentages):

	Three Months Ended
	October 2, 2010	October 3, 2009	Percent Change	Percent of Net Sales - 2010	Percent of Net Sales - 2009
Net Sales
Tangible products	$221,795	$175,334	26.5	90.0	87.3
Service & software	24,712	25,444	(2.9)	10.0	12.7

Total net sales	246,507	200,778	22.8	100.0	100.0
Cost of Sales
Tangible products	117,502	98,682	19.1	47.7	49.1
Service & software	10,291	10,398	(1.0)	4.1	5.2

Total cost of sales	127,793	109,080	17.2	51.8	54.3

Gross profit	118,714	91,698	29.5	48.2	45.7
Operating expenses	79,857	76,460	4.4	32.4	38.1

Operating income	38,857	15,238	155.0	15.8	7.6
Other income (expense)	94	1,102	(91.5)	—	0.5

Income before income taxes	38,951	16,340	138.4	15.8	8.1
Income taxes	12,800	5,229	144.8	5.2	2.6

Net income	$26,151	$11,111	135.4	10.6	5.5

Diluted earnings per share	$0.46	$0.19

Consolidated Results of Operations – Third quarter

Sales

Net sales for the third quarter of 2010 compared with the 2009 quarter increased 22.8% due to a broad-based increase in demand for Zebra products, driven by global economic recovery. This was the third consecutive quarter of strong year-over-year growth. The increase in sales was largely attributable to 36.8% growth in hardware sales (including all printer categories and aftermarket parts). Printer unit volume increased 32.0% for the third quarter of 2010 compared to levels in 2009.

Sales by product category were as follows (amounts in thousands, except percentages):

	Three Months Ended
Product Category	October 2, 2010	October 3, 2009	Percent Change	Percent of Net Sales - 2010	Percent of Net Sales - 2009
Hardware	$178,991	$130,856	36.8	72.6	65.2
Supplies	41,644	43,229	(3.7)	16.9	21.5
Service and software	24,712	25,443	(2.9)	10.0	12.7
Shipping and handling	1,160	1,250	(7.2)	0.5	0.6

Total net sales	$246,507	$200,778	22.8	100.0	100.0

Sales increased in all geographic territories due primarily to the global economic recovery. The sales growth on a percentage basis was greatest in Latin America and Asia Pacific because of higher rates of economic growth in those regions and as a result of greater investment in sales and marketing. Movements in foreign exchange rates decreased sales by $6,633,000 in the Europe, Middle East and Africa regions for the quarter due principally to a stronger euro against the dollar.

Sales to customers by geographic region were as follows (in thousands, except percentages):

	Three Months Ended
Geographic Region	October 2, 2010	October 3, 2009	Percent Change	Percent of Net Sales - 2010	Percent of Net Sales - 2009
Europe, Middle East and Africa	$82,456	$67,591	22.0	33.4	33.7
Latin America	22,338	17,452	28.0	9.1	8.7
Asia-Pacific	35,453	20,889	69.7	14.4	10.4

Total International	140,247	105,932	32.4	56.9	52.8
North America	106,260	94,846	12.0	43.1	47.2

Total net sales	$246,507	$200,778	22.8	100.0	100.0

Gross Profit

Gross profit increased 29.5% due to higher volumes and an improved product mix, with increased sales primarily in mobile, high-performance and mid-range table top printers, partially offset by $3,653,000 in higher freight costs in 2010. Gross profit was affected by unfavorable foreign currency movements which decreased third quarter gross profit by $5,809,000. As a percentage of sales, gross margin improved from 45.7% to 48.2%. The benefit of outsourcing printer production to a third party, higher volumes, improved product mix and continued cost control contributed to the increase in gross margin.

Operating Expenses

Operating expenses for the quarter increased 4.4% due mainly to greater selling and marketing expenses and research and development expenses. Several categories accounted for these increases, including compensation costs which include salaries, benefits, bonuses and commissions. Business development, outside professional services, project expenses, and travel and entertainment expenses all increased over 2009 levels. Exit, restructuring and integration costs decreased $3,515,000 in the third quarter of 2010 as compared to 2009. Zebra’s program for outsourcing its manufacturing operations is complete and the related restructuring costs for this program ended in the second quarter of 2010. Integration costs associated with the Zebra Enterprise Solutions (ZES) businesses were completed in 2009.

Operating expenses are summarized below (in thousands, except percentages):

	Three Months Ended			Percent of Net Sales 2010	Percent of Net Sales 2009
Operating Expenses	October 2, 2010	October 3, 2009	Percent Change
Selling and marketing	$30,365	$26,395	15.0	12.2	13.1
Research and development	26,746	21,454	24.7	10.7	10.7
General and administrative	20,302	22,447	(9.6)	8.1	11.2
Amortization of intangible assets	2,444	2,649	(7.7)	1.0	1.3
Exit, restructuring and integration costs	—	3,515	(100.0)	0.0	1.8
Asset impairment charges	—	—	—	—	—

Total operating expenses	$79,857	$76,460	4.4	32.0	38.1

Other Income

Investment income declined from lower short-term interest rates in the third quarter of 2010 compared with 2009. Zebra recorded a foreign exchange gain in the third quarter of 2009 as the U.S. dollar strengthened against the euro.

Zebra’s non-operating income and expense items are summarized in the following table (in thousands):

	Three Months Ended
	October 2, 2010	October 3, 2009
Investment income	$635	$813
Foreign exchange gain (loss)	(325)	575
Other, net	(216)	(286)

Total other income	$94	$1,102

Operating Income

The operating income increase for the third quarter of 2010 was the result of increased sales and gross profit as noted above.

Income Taxes

The effective income tax rate for the third quarter of 2010 was 32.9% compared with 32.0% for the third quarter of 2009.

Business Groups

Specialty Printing Group

(Amounts in thousands, except percentages):

	Three Months Ended
	October 2, 2010	October 3, 2009	Percent Change	Percent of Net Sales - 2010	Percent of Net Sales - 2009
Net Sales
Tangible products	$213,406	$171,977	24.1	95.8	95.1
Service & software	9,413	8,780	7.2	4.2	4.9

Total net sales	222,819	180,757	23.3	100.0	100.0
Cost of Sales
Tangible products	110,789	96,918	14.3	49.8	53.6
Service & software	4,785	5,008	(4.5)	2.1	2.8

Total cost of sales	115,574	101,926	13.4	51.9	56.4

Gross profit	107,245	78,831	36.0	48.1	43.6
Operating expenses	47,161	42,149	11.9	21.2	23.3

Operating income	$60,084	$36,682	63.8	26.9	20.3

Specialty Printing Group – Third quarter

Net sales in our Specialty Printing Group (SPG) increased 23.3% with the highest percentage growth in sales occurring in Latin America and Asia Pacific, and the highest dollar growth occurring in Asia-Pacific, North America and the Europe, Middle East and Africa region.

The increase in sales was largely attributable to increased hardware sales, with notable increases in sales of high-performance and mid-range tabletop, desktop, mobile printers and aftermarket parts.

Gross profit increased due to higher volumes and an improved product mix, with increased sales primarily in mobile, high-performance and mid-range table top printers, partially offset by $3,653,000 in higher freight costs in 2010. Gross profit for SPG was affected by unfavorable foreign currency movements which decreased third quarter gross profit by $5,809,000. As a percentage of sales, gross margin increased. The benefit of outsourcing printer production to a third party, higher volumes, improved product mix and continued cost control contributed to the increase in gross margin.

Printer unit volumes and average selling price information is summarized below:

	Three Months Ended
	October 2, 2010	October 3, 2009	Percent Change
Total printers shipped	265,962	201,713	31.9
Average selling price of printers shipped	$545	$530	2.8

For the third quarter of 2010, unit volumes increased in nearly all printer product lines compared to the same period of 2009, with notable volume increases in high-performance tabletop, desktop and mobile printers.

Operating expense related changes for SPG are as follows (in thousands):

	Three Months Ended
	October 2, 2010	October 3, 2009	Increase / (Decrease)
Payroll and benefit costs	$28,969	$24,125	$4,844
Business development	4,344	3,687	657
Outside professional services	2,981	2,277	704
Project expenses	1,598	927	671
Travel and entertainment	1,940	1,330	610
Exit and restructuring costs	—	2,375	(2,375)
Other expenses	7,329	7,428	(99)

Total operating expenses	$47,161	$42,149	$5,012

Operating expenses for SPG increased primarily to greater selling and marketing expenses from the higher level of business activity and expansion into new geographic markets. Operating expenses are higher due to increases in payroll and benefit costs, advertising and marketing costs, compliance costs, project expenses and travel and entertainment expenses. Exit, restructuring and integration costs were completed in second quarter.

Zebra Enterprise Solutions

(Amounts in thousands, except percentages):

	Three Months Ended
	October 2, 2010	October 3, 2009	Percent Change	Percent of Net Sales - 2010	Percent of Net Sales - 2009
Net Sales
Tangible products	$8,389	$3,357	149.9	35.4	16.8
Service & software	15,299	16,664	(8.2)	64.6	83.2

Net sales	23,688	20,021	18.3	100.0	100.0
Cost of Sales
Tangible products	6,713	1,764	280.6	28.3	8.8
Service & software	5,506	5,390	2.2	23.3	26.9

Cost of sales	12,219	7,154	70.8	51.6	35.7

Gross profit	11,469	12,867	(10.9)	48.4	64.3
Operating expenses	16,397	15,779	3.9	69.2	78.8

Operating loss	$(4,928)	$(2,912)	69.2	(20.8)	(14.5)

Zebra Enterprise Solutions – Third quarter

ZES sales increased 18.3% for the third quarter of 2010 compared to 2009 primarily due to increased hardware revenue. This was offset by a reduction to installation services revenue associated with customer project implementations delays. Gross margin decline for the third quarter of 2010 compared to 2009 was primarily driven by revenue mix change and license revenue being delayed due to customer project implementation delays.

Operating expense changes for ZES are due to the following (in thousands):

	Three Months Ended
	October 2, 2010	October 3, 2009	Increase/ (Decrease)
Payroll and benefit costs	$9,832	$8,960	$872
Business development	582	178	404
Outside professional services	630	482	148
Travel and entertainment	974	601	373
Exit, restructuring and integration costs	—	1,020	(1,020)
Other expenses	4,379	4,538	(159)

Total operating expenses	$16,397	$15,779	$618

ZES operating expenses for the third quarter of 2010 are higher than 2009 due to increases in payroll and benefit costs, selling and marketing, consulting, project expenses and travel and entertainment costs. These increases were offset by reductions to exit, restructuring and integration costs which were completed during the second quarter, and lower amortization expense due to an intangible asset being fully amortized at the end of 2009.

Results of Operations: Nine months ended October 2, 2010 versus nine months ended October 3, 2009

Consolidated Results of Operations

(Amounts in thousands, except percentages):

	Nine Months Ended
	October 2, 2010	October 3, 2009	Percent Change	Percent of Net Sales - 2010	Percent of Net Sales - 2009
Net Sales
Tangible products	$632,198	$503,947	25.4	89.2	86.7
Service & software	76,475	77,116	(0.8)	10.8	13.3

Total net sales	708,673	581,063	22.0	100.0	100.0
Cost of Sales
Tangible products	341,815	291,117	17.4	48.2	50.1
Service & software	29,630	30,703	(3.5)	4.2	5.3

Total cost of sales	371,445	321,820	15.4	52.4	55.4

Gross profit	337,228	259,243	30.1	47.6	44.6
Operating expenses	233,810	216,679	7.9	33.0	37.3

Operating income	103,418	42,564	143.0	14.6	7.3
Other income (expense)	1,294	776	66.8	0.2	0.2

Income before income taxes	104,712	43,340	141.6	14.8	7.5
Income taxes	31,151	13,866	124.7	4.4	2.4

Net income	$73,561	$29,474	149.6	10.4	5.1

Diluted earnings per share	$1.28	$0.49

Consolidated Results of Operations – Year to date

Sales

Net sales for the first nine months of 2010 compared with the same 2009 period increased 22.0% due to a broad-based increase in demand for Zebra products and global economic recovery. The increase in sales was largely attributable to increased hardware sales with notable volume increases in high-performance tabletop, desktop, mobile printers and aftermarket parts. Supplies sales increased from greater shipments of labels and thermal ribbons. Printer unit volume increased 28.9% for the first nine months of 2010 compared to levels in 2009.

Sales by product category were as follows (amounts in thousands, except percentages):

	Nine Months Ended
Product Category	October 2, 2010	October 3, 2009	Percent Change	Percent of Net Sales - 2010	Percent of Net Sales - 2009
Hardware	$502,500	$383,228	31.1	70.9	65.9
Supplies	125,914	116,836	7.8	17.8	20.1
Service and software	76,475	77,116	(0.8)	10.8	13.3
Shipping and handling	3,784	3,883	(2.5)	0.5	0.7

Total net sales	$708,673	$581,063	22.0	100.0	100.0

Sales increased in all geographic territories due primarily to the global economic recovery. The sales growth on a percentage basis was greatest in Latin America and Asia Pacific because of higher rates of economic growth in those regions and as a result of greater investment in sales and marketing. Movements in foreign exchange rates decreased sales by $7,369,000 in the Europe, Middle East and Africa regions principally due to a stronger euro against the dollar.

Sales to customers by geographic region were as follows (in thousands, except percentages):

	Nine Months Ended
Geographic Region	October 2, 2010	October 3, 2009	Percent Change	Percent of Net Sales - 2010	Percent of Net Sales - 2009
Europe, Middle East and Africa	$246,773	$211,919	16.4	34.9	36.5
Latin America	64,063	44,864	42.8	9.0	7.7
Asia-Pacific	89,338	60,136	48.6	12.6	10.3

Total International	400,174	316,919	26.3	56.5	54.5
North America	308,499	264,144	16.8	43.5	45.5

Total net sales	$708,673	$581,063	22.0	100.0	100.0

Gross Profit

Gross profit increased 30.1% due to higher volumes and an improved product mix, with increased sales primarily in mobile, high-performance and mid-range table top printers, partially offset by $14,776,000 in higher freight costs in 2010. Gross profit was affected by unfavorable foreign currency movements which decreased gross profit by $6,544,000. As a percentage of sales, gross margin improved from 44.6% to 47.6%. The benefit of outsourcing printer production to a third party, higher volumes, improved product mix and continued cost control contributed to the increase in gross margin.

Operating Expenses

Operating expenses for the nine-month period increased 7.9% due to greater selling and marketing expenses and research and development expenses. Several categories accounted for these increases, including compensation costs, business development, project expenses, outside professional services, travel and entertainment, and offsite meeting expenses. Amortization of intangibles decreased $710,000 and exit costs decreased $7,063,000 in the first nine months of 2010 as compared to 2009. Amortization decreases were due to an intangible asset being fully amortized at the end of 2009. Zebra’s program for outsourcing its manufacturing operations is complete and the related restructuring costs for this program ended. In addition, integration costs associated with integrating the Zebra Enterprise Solutions (ZES) businesses were completed in 2009.

Operating expenses are summarized below (in thousands, except percentages):

	Nine Months Ended
Operating Expenses	October 2, 2010	October 3, 2009	Percent Change	Percent of Net Sales 2010	Percent of Net Sales 2009
Selling and marketing	$88,193	$73,992	19.2	12.4	12.7
Research and development	75,189	64,552	16.5	10.6	11.1
General and administrative	60,889	61,881	(1.6)	8.6	10.6
Amortization of intangible assets	7,147	7,857	(9.0)	1.0	1.4
Exit, restructuring and integration costs	2,392	9,455	(74.7)	0.2	1.6
Asset impairment charges	—	(1,058)	(100.0)	—	(.2)

Total operating expenses	$233,810	$216,679	7.9	32.8	37.3

Other Income

Investment income for 2009 was reduced by the write-off of an investment in an international technology company in the amount of $855,000. Considering this item, investment income in 2010 actually declined primarily from lower short-term interest rates in the third quarter of 2010 compared with 2009.

Zebra’s non-operating income and expense items are summarized in the following table (in thousands):

	Nine Months Ended
	October 2, 2010	October 3, 2009
Investment income	$2,111	$2,238
Foreign exchange gain (loss)	235	(840)
Other, net	(1,052)	(622)

Total other income (loss)	$1,294	$776

Operating Income (Loss)

The operating income increase for the first nine months of 2010 was the result of increased sales and gross profit as noted above.

Income Taxes

The effective income tax rate for the first nine months of 2010 was 29.7% compared with an income tax rate of 32.0% for the first nine months of 2009. Zebra’s effective tax rate for the first nine months ended October 2, 2010 included a $2,764,000 reduction of federal taxes related to prior years’ adjustments for intercompany profit in ending inventory which reduced our effective rate by 2.6%.

Business Groups

Specialty Printing Group

(Amounts in thousands, except percentages):

	Nine Months Ended
	October 2, 2010	October 3, 2009	Percent Change	Percent of Net Sales - 2010	Percent of Net Sales - 2009
Net Sales
Tangible products	$616,493	$493,491	24.9	95.7	95.0
Service & software	27,380	25,943	5.5	4.3	5.0

Total net sales	643,873	519,434	24.0	100.0	100.0
Cost of Sales
Tangible products	328,788	283,777	15.9	51.1	54.6
Service & software	13,304	13,281	0.2	2.0	2.6

Total cost of sales	342,092	297,058	15.2	53.1	57.2

Gross profit	301,781	222,376	35.7	46.9	42.8
Operating expenses	134,324	121,607	10.5	20.9	23.4

Operating income	$167,457	$100,769	66.2	26.0	19.4

Specialty Printing Group – Year to date

Net sales in our Specialty Printing Group (SPG) increased 24.0% with the highest percentage growth in sales occurring in Latin America and Asia Pacific, and the highest dollar growth occurring in North America and the Europe, Middle East and Africa region.

The increase in sales was largely attributable to increased hardware sales, with notable increases in sales of high-performance and mid-range tabletop, desktop, mobile printers and aftermarket parts. Supplies sales increased from higher shipments of labels and thermal ribbons.

Gross profit for SPG increased due to higher volumes and an improved product mix, with increased sales primarily in mobile, high-performance and mid-range table top printers, partially offset by $14,776,000 in higher freight costs in 2010. Gross profit was affected by unfavorable foreign currency movements which decreased gross profit by $6,544,000. As a percentage of sales, gross margin increased. The benefit of outsourcing printer production to a third party, higher volumes, improved product mix and continued cost control contributed to the increase in gross margin.

Printer unit volumes and average selling price information is summarized below:

	Nine Months Ended
	October 2, 2010	October 3, 2009	Percent Change
Total printers shipped	781,147	606,130	28.9
Average selling price of printers shipped	$532	$518	2.6

For the first nine months of 2010, unit volumes increased in nearly all printer product lines compared to the same period of 2009, with notable volume increases in high-performance tabletop, desktop and mobile printers. These increases were offset by a reduction in photo printers as this line was discontinued in 2009.

Operating expense related changes for SPG are as follows (in thousands):

	Nine Months Ended
	October 2, 2010	October 3, 2009	Increase / (Decrease)
Payroll and benefit costs	$81,859	$72,151	$9,708
Business development	13,153	11,437	1,716
Outside professional services	7,362	5,215	2,147
Project expenses	4,344	3,248	1,096
Travel and entertainment	5,047	3,717	1,330
Exit, restructuring and integration costs	2,124	6,002	(3,878)
Other expenses	20,435	19,837	598

Total operating expenses	$134,324	$121,607	$12,717

Operating expenses for SPG increased primarily due to greater selling and marketing expenses from the higher level of business activity and expansion into new markets. Operating expenses are higher due to increases in payroll and benefit costs, advertising and marketing costs, consulting fees, compliance costs, and travel and entertainment expenses. Exit, restructuring and integration costs are being reduced as the outsourcing project was completed in 2010.

Zebra Enterprise Solutions

(Amounts in thousands, except percentages):

	Nine Months Ended
	October 2, 2010	October 3, 2009	Percent Change	Percent of Net Sales - 2010	Percent of Net Sales -2009
Net Sales
Tangible products	$15,705	$10,456	50.2	24.2	17.0
Service & software	49,095	51,173	(4.1)	75.8	83.0

Net sales	64,800	61,629	5.1	100.0	100.0
Cost of Sales
Tangible products	13,027	7,340	77.5	20.1	11.9
Service & software	16,326	17,422	(6.3)	25.2	28.3

Cost of sales	29,353	24,762	18.5	45.3	40.2

Gross profit	35,447	36,867	(3.9)	54.7	59.8
Operating expenses	49,638	46,706	6.3	76.6	75.8

Operating loss	$(14,191)	$(9,839)	44.2	(21.9)	(16.0)

Zebra Enterprise Solutions – Year to date

ZES sales increased 5.1% for the first nine months of 2010 compared to 2009 primarily due to higher sales of hardware related to bookings and steady license revenue. Services remained steady in a difficult economy. Margins declined as a result of the change in sales mix.

Operating expense changes for ZES are due to the following (in thousands):

	Nine Months Ended
	October 2, 2010	October 3, 2009	Increase / (Decrease)
Payroll and benefit costs	$29,816	$27,121	$2,695
Business development	1,583	832	751
Outside professional services	1,946	1,247	699
Project expenses	836	336	500
Travel and entertainment	2,735	1,748	987
Exit, restructuring and integration costs	229	3,344	(3,115)
Asset impairment charge	—	(1,058)	1,058
Amortization expense	4,980	5,795	(815)
Other expenses	7,513	7,341	172

Total operating expenses	$49,638	$46,706	$2,932

ZES operating expenses for the first nine months of 2010 are higher than the 2009 period due to increases in payroll and benefit costs, consulting, project expenses and travel and entertainment costs. These increases were offset due to the collection of receivables that had been previously considered uncollectible, reduced integration costs, and lower amortization expense due to an intangible asset being fully amortized at the end of 2009.

Liquidity and Capital Resources

(Amounts in thousands, except percentages):

	Nine Months Ended
Rate of Return Analysis:	October 2, 2010	October 3, 2009
Average cash and marketable securities balances	$254,458	$224,079
Annualized rate of return	1.1%	1.3%

Average cash and marketable securities balances for the first nine months of 2010 increased compared to 2009 as a result of increased cash provided by operations and a lesser amount spent on stock repurchases throughout 2009 compared to 2008.

As of October 2, 2010, Zebra had $262,196,000 in cash, restricted cash, investments and marketable securities, compared with $246,721,000 at December 31, 2009. Factors affecting cash and investment balances during the first nine months of 2010 include the following (changes below include the impact of foreign currency):

•	Operations provided cash in the amount of $101,738,000, primarily from net income.

•	Accounts receivable increased $14,463,000 due to increased sales.

•	Inventories increased $15,972,000 due to increases in raw materials and finished goods.

•	Accounts payable increased $6,747,000 due to the timing of payments at period end.

•	Accrued liabilities increased $13,861,000, due to increased benefit accruals.

•	Taxes payable increased $9,197,000 due to the timing of tax payments.

•	Purchases of property and equipment totaled $23,752,000.

•	Net sales of investments totaled $74,371,000.

•	Purchases of treasury shares totaled $67,384,000.

•	Stock option exercises and purchases under the stock purchase plan contributed $7,772,000.

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

Investments and Marketable Securities

Investments and marketable securities at October 2, 2010, consisted of the following:

U.S. government and agency securities	9.0%
Obligations of government sponsored enterprises (1)	3.8%
State and municipal bonds	67.3%
Corporate securities	19.9%

(1)	Includes investments in notes issued by the Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association and the Federal Home Loan Bank.

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

Trading and available-for-sale securities are recorded at fair value. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of discounts or premiums. Unrealized holding gains and losses on trading securities are included in earnings. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders’ equity until realized. As of October 2, 2010, Zebra’s investments in marketable debt securities are classified as available-for-sale. In addition, as of October 2, 2010, all of our investments in marketable debt securities with maturities greater than one year are classified as long-term in the consolidated balance sheet due to our ability and intent to hold them until maturity.

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

We reserve for estimated credit losses based upon historical experience and specific customer collection issues. Over the last three years, accounts receivable reserves varied from 1.3% to 3.8% of total accounts receivable. Accounts receivable reserves as of October 2, 2010, were $2,183,000, or 1.3% of the balance due. Accounts receivable reserves as of December 31, 2009, were $2,186,000, or 1.4% of the balance due. The decrease is driven primarily by the collection of previously reserved accounts. We believe our reserve level is appropriate considering the quality of the portfolio as of October 2, 2010. While credit losses have historically been within expectations and the provisions established, we cannot guarantee that our credit loss experience will continue to be consistent with historical experience.

Inventories

We value our inventories at the lower of the actual cost to purchase or manufacture using the first-in, first-out (FIFO) method, or the current estimated market value. We review inventory quantities on hand and record a provision for excess and obsolete inventory based on forecasts of product demand and production requirements for the subsequent twelve months.

Over the last three years, our reserves for excess and obsolete inventories have ranged from 6.8% to 11.0% of gross inventory. As of October 2, 2010, inventory reserves were $9,175,000, or 8.7% of gross inventory compared to inventory reserves of $9,054,000, or 10.2% of gross inventory as of December 31, 2009. We believe our reserve level is appropriate considering the quantities and quality of the inventories as of October 2, 2010.

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

Net intangible assets, long-lived assets and goodwill amounted to $288,819,000 as of October 2, 2010.

Income Taxes

Zebra has identified, evaluated, and measured the amount of income tax benefits to be recognized for all of our income tax positions. Included in deferred tax assets are amounts related to federal and state net operating losses that resulted from our acquisition of WhereNet Corp. Zebra’s intention is to utilize these net operating loss carryforwards to offset future income taxes owed.

Zebra has concluded all U.S. federal income tax audits for years through 2006. The tax years 2006 through 2009 remain open to examination by multiple state taxing jurisdictions. Tax authorities in the United Kingdom have completed income tax audits for tax years through 2006.

Zebra’s continuing practice is to recognize interest and/or penalties related to income tax matters as part of income tax expense. For the three and nine month periods ended October 2, 2010 and October 3, 2009, we did not accrue any interest or penalties into income tax expense.

The effective income tax rate for the first nine months of 2010 was 29.7% compared with an income tax rate of 32.0% for the first nine months of 2009. Zebra’s effective tax rate for the nine months ended October 2, 2010 included a $2,764,000 reduction of federal taxes related to prior years’ adjustments for intercompany profit in ending inventory which reduced our effective rate by 2.6%.

Significant Customer

ScanSource, Inc. is our most significant customer. Our net sales to ScanSource, Inc., an international distributor of Zebra products, as a percentage of total net sales, were as follows:

	Three Months Ended		Nine Months Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Net Sales to ScanSource, Inc.	17.1%	16.8%	17.5%	14.9%

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

There were no material changes in Zebra’s market risk during the quarter ended October 2, 2010. For additional information on market risk, refer to the “Quantitative and Qualitative Disclosures About Market Risk” section of our Form 10-K for the year ended December 31, 2009. See Note 3 to the Consolidated Financial Statements included in this report for further discussion of investments and marketable securities.

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

During the first nine months of 2010, we made additional changes to our controls and procedures as part of our ongoing monitoring of our controls. None of these changes has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In addition, there were no other changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Treasury Shares

During the third quarter of 2010, Zebra purchased 764,749 shares of Zebra’s Class A Common Stock at a weighted average share price of $26.96 per share, as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum number of shares that may yet be purchased under the program
July 2010 (July 4 – July 31)	514,749	$25.93	514,749	0
August 2010 (August 1 – August 28)	139,215	$28.34	139,215	2,860,785
September 2010 (August 29 – October 2)	110,785	$30.01	110,785	2,750,000

(1)	In July 2010 the remaining shares yet to be purchased under the program were depleted. On August 3, 2010, Zebra’s Board authorized the purchase of up to an additional 3,000,000 shares under the same terms as previous authorizations. The August 2010 authorization does not have an expiration date.
(2)	During the third quarter, Zebra acquired 2,069 shares of Zebra Class A Common Stock through the withholding of shares necessary to satisfy tax withholding obligations upon the vesting of restricted stock awards. These shares were acquired at an average price of $33.30 per share.

Item 5.	Other Information

In lieu of filing under Form 8-K, Zebra is making this filing under Item 5 of Form 10-Q.

Amendment to Employment Agreements

On November 1, 2010, the Compensation Committee of the Board of Directors of Zebra approved a form of amendment to the employment agreement of each of the executive officers of Zebra other than Anders Gustafsson, the Chief Executive Officer, and recommended to the Board for its approval an identical amendment to Mr. Gustafsson’s Amended and Restated Employment Agreement with Zebra (the “Amendment”). On November 2, 2010, the Board approved the Amendment to Mr. Gustafsson’s employment agreement. The Amendment was approved as a result of guidance from the Internal Revenue Service clarifying when severance payments may commence following an employee’s execution of a waiver and release. The Amendment is intended to establish the 60th day after an executive’s termination of employment as the date by which severance payments, if any, payable under an employment agreement would commence.

Item 6.	Exhibits

10.1	+	Form of Amendment to Employment Agreement between Zebra Technologies Corporation and executive officers

31.1		Rule 13a-14(a)/15d-14(a) Certification

31.2		Rule 13a-14(a)/15d-14(a) Certification

32.1		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101		The following financial information from Zebra Technologies Corporation Quarterly Report on Form 10-Q for the quarter ended October 2, 2010, filed with the SEC on November 5, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the consolidated balance sheets; (ii) the consolidated statements of earnings; (iii) the consolidated statements of cash flows; and (iv) notes to consolidated financial statements.

+ Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZEBRA TECHNOLOGIES CORPORATION
Date: November 5, 2010
	By:	/s/ Anders Gustafsson
Anders Gustafsson
Chief Executive Officer

Date: November 5, 2010	By:	/s/ Michael C. Smiley
Michael C. Smiley
Chief Financial Officer