Form 10-K
period 2010-12-31
ZEBRA TECHNOLOGIES CORP
filed 2011-02-24
CIK 877212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Act). Yes          No X

As of July 3, 2010, the aggregate market value of each of the registrant’s Class A Common held by non-affiliates was approximately $1,410,451,000. The closing price of the Class A Common Stock on July 2, 2010, as reported on the Nasdaq Stock Market, was $24.66 per share.

As of February 11, 2011, 55,758,784 shares of Class A Common Stock, par value $.01 per share, were outstanding.

Documents Incorporated by Reference

Certain sections of the registrant’s Notice of Annual Meeting of Stockholders and Proxy Statement for its Annual Meeting of Stockholders to be held on May 19, 2011, are incorporated by reference into Part III of this report.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

PART I

References in this document to “Zebra,” “we,” “us,” or “our” refer to Zebra Technologies Corporation and its subsidiaries, unless the context specifically indicates otherwise.

Safe Harbor

Forward-looking statements contained in this filing are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995 and are highly dependent upon a variety of important factors which could cause actual results to differ materially from those expressed or implied in such forward looking statements. These forward-looking statements are based on current expectations, forecasts and assumptions and are subject to the risks and uncertainties inherent in Zebra’s industry, market conditions, general domestic and international economic conditions, and other factors. These factors include:

•	Market acceptance of Zebra’s printer and software products and competitors’ product offerings and the potential effects of technological changes,
•	The effect of global market conditions, including North America, Europe, Middle East and Africa and other regions in which we do business,
•	Our ability to control manufacturing and operating costs,
•	The availability of credit and the volatility of capital markets, which may affect our suppliers and customers,
•	Success of integrating acquisitions,
•	Interest rate and financial market conditions because of our large investment portfolio,
•	Foreign exchange rates due to the large percentage of our international sales and operations, and
•	The outcome of litigation in which Zebra is involved, particularly litigation or claims related to infringement of third-party intellectual property rights.

When used in this document and documents referenced, the words “anticipate,” “believe,” “estimate,” “will” and “expect” and similar expressions as they relate to Zebra or its management are intended to identify such forward-looking statements, but are not the exclusive means of identifying these statements. We encourage readers of this report to review Item 1A, “Risk Factors,” in this report for further discussion of issues that could affect Zebra’s future results. Zebra undertakes no obligation, other than as may be required by law, to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this report.

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

Sale of Navis Business and Marine Terminal Solution Software Product Line

In 2007 and 2008, we acquired WhereNet Corp., proveo AG, Navis Holdings, LLC and Multispectral Solutions, Inc. These companies comprised the Zebra Enterprise Solutions Group (ZES), through which we offered asset tracking and management solutions to optimize the flow of goods in complex logistical operations. These acquisitions provided us with new technologies to offer our customers, including active RFID, global positioning systems (GPS), telematics and ultra wideband (UWB) technologies. These solutions incorporate battery-powered wireless tags, fixed-position antennae, transponder modules and application software. We also provide consulting services, maintenance contracts and software licenses related to these solutions.

On January 28, 2011, we entered into a Securities Purchase Agreement with Cargotec Corporation to sell all of our interest in the Navis business and WhereNet Marine Terminal Solution software product line (MTS). Navis is a global solutions provider of operating systems to coordinate and automate the planning and management of container and equipment moves in marine terminals and other complex and demanding business environments. We are retaining the real-time location solutions, tags and readers portion of the WhereNet business, along with the WhereNet applications that are sold into non-maritime industries. The sale is expected to close in the first quarter of 2011.

Beginning with the first quarter of 2011, Navis and other ZES assets will be reported as assets/liabillities held for sale and the operating results will be reported as discontinued operations. Our financial statements for the three-year period ended December 31, 2010 do not treat the Navis business as discontinued operations in accordance with the appropriate accounting guidance. Our financial statements for the three-year period ended December 31, 2010 reflect our Specialty Printing Group (SPG) and ZES segments, including the management discussion and analysis of financial condition and results of operations. Consequently, the remainder of this business description describes Zebra’s business consistent with our historical financial statements, including a business description of our SPG and ZES segments, while including comments to reflect the proposed sale of the Navis business entity, including MTS.

Zebra Specialty Printing Group (SPG)

We design our printer products to operate at the point of issuance to produce high-quality labels, tickets, receipts, and plastic cards on demand. The exceptional diversity of applications using our printer products for barcoding and personal identification includes routing and tracking, patient safety, transaction processing, and identification and authentication. These applications require high levels of data accuracy, where speed, reliability and durability are critical. They also include specialty printing for receipts and tickets where improved customer service and productivity gains may be the primary reason for using our on demand receipt printers. Plastic cards are used for secure, reliable personal identification, access control and financial cards (credit, debit and ATM cards) by financial institutions.

Applications for our printing technology span most industries and geographies. They include inventory control, small package delivery, baggage handling, automated warehousing, JIT (Just-In-Time) manufacturing, employee time and attendance records, file management systems, patient barcode wrist banding, medical specimen labeling, shop floor control, in-store product labeling, employee ID cards, driver’s licenses, and access control systems. As of December 31, 2010, management estimates that Zebra has sold more than 9,400,000 printers to customers around the world.

We believe competitive forces on businesses worldwide to strengthen security, reduce costs, more effectively manage assets, improve quality, deliver better customer service, and increase productivity support the adoption of the printing and automatic identification applications that Zebra provides because these solutions deliver significant and predictable economic benefits. Industry-mandated compliance requirements for bar code labeling and RFID tagging are also important catalysts in the deployment of these systems. Many of Zebra’s applications enhance the use of enterprise resource planning (ERP) and other process improvement systems in manufacturing and service organizations. Greater emphasis on supply chain management, the drive to reduce errors in healthcare, and heightened concern over safety and security are also increasing the use of automatic identification systems. Still other applications are taking advantage of recent advances in wireless and hand-held computing technologies.

Concern for safety and security and personal identification contribute to demand for our card printer products. This concern has heightened interest in systems that provide personal identification and access control, including secure ID systems for driver’s licenses, employee and visitor badges, national identification cards, event passes, club membership cards and keyless entry systems. Financial institutions utilize card printers for credit, debit and ATM cards.

Our printers are used to print bar code labels, receipts, plastic identification cards, wristbands, and tags and to encode passive RFID “smart” labels and cards. We also sell related specialty labeling materials, thermal ink ribbons, and bar code label design and network management software. These products are used to support bar code labeling, personal identification, and specialty printing solutions principally in the manufacturing supply chain, retail, healthcare and government sectors of the economy. We work closely with distributors, value-added resellers, kiosk manufacturers and end users of our products to design and implement printing solutions that meet their technical demands. To achieve this flexibility, we provide our customers with a broad selection of printer models, each of which can be configured for a specific application. Additionally, we will select and, if necessary, create appropriate labeling stock, ink ribbons and adhesives to suit a particular application. In-house engineering personnel in software, mechanical, electronic and chemical engineering participate in the creation and development of printing solutions for particular applications.

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

As of December 31, 2010, we offered 54 thermal printer models with numerous variations, in eight categories as follows:

•	Performance tabletop printers for applications requiring continuous operation in high output, mission-critical and industrial settings.
•	Mid-range tabletop printers, which are designed for demanding commercial applications.
•	Desktop printers to deliver value and performance in applications with lower volume or space restrictions.
•	Mobile printers to meet the printing needs of workers in the field.
•	Print engines, which are sold to manufacturers and integrators of high-speed automatic label applicator systems and are available with or without RFID smart label capabilities.
•	Kiosk and ticket printers for use in kiosks and other unattended printing applications.
•	Card printers, which print and encode national identity cards, driver’s licenses, employee identification badges, gift cards, personalized cards and financial cards (credit, debit and ATM cards).
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

Zebra offers label design and integration software specifically designed to optimize the performance of Zebra bar code label printers. Zebra’s suite of label design and printer configuration tools includes ZebraDesigner™, ZebraDesigner™ Pro, ZebraDesigner™ for XML, and ZebraDesigner™ Label Design Software for use with mySAP™ Business Suite. Zebra’s Enterprise Connector Solution for Oracle® Business Intelligence Publisher™, delivers seamless integration between Oracle and Zebra printers, creating a versatile, easily managed, cost-effective printing platform.

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

Dye-sublimation card printers apply heat to a ribbon to release a dye that is absorbed into a plastic card, retransfer film or treated paper. This process creates full-color, photographic quality images that are well-suited for driver’s licenses, access and identification cards, transaction cards, on-demand photographs, and financial cards (credit, debit and ATM cards).

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

In February 2008, we announced that final printer assembly would be transferred to a third-party manufacturer, Jabil Circuit, Inc. We completed the transition of transferring all printer lines to Jabil in 2010. This action has helped to reduce costs and optimize our global printer product supply chain and enabled us to be more responsive to customer needs and increase Zebra’s flexibility to meet emerging business opportunities. See Note 9 to our Consolidated Financial Statements included in this Annual Report on Form 10-K for further discussion of the transfer and transition process.

Jabil produces our printers to our design specifications in the quantities we order. We maintain control over the supply chain including supplier selection and price negotiations of key component parts. Jabil is responsible for the procurement of the component parts and subassemblies used in the Zebra printers it produces. Zebra has a subsidiary located in Guangzhou, China, and has an office located near the Jabil facility in China where our products are assembled. This office is staffed with Zebra sourcing, engineering and quality personnel to help ensure that we receive optimal pricing on raw materials and the final printers meet our quality standards. The majority of Zebra printers manufactured by Jabil are shipped to Zebra’s regional distribution centers. A small percentage of products are reconfigured at Zebra’s distribution centers through firmware downloads, packaging and some other customization before they are shipped to customers. In addition, certain products are manufactured in accordance with federal procurement regulations and various international trade agreements, and remain eligible for sale to the United States government.

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

We face competition from many competitors, including the following (listed in alphabetical order): Argox; Avery Dennison; Boca Systems; Brother International; Canon; CIM; Citizen; Cognitive TPG; Custom; Danaher; Datacard; Datamax-O’Neil, a unit of Dover Corporation; Dymo, a Newell Rubbermaid Company; Epson; Evolis; Fargo Electronics, a unit of HID Global; Godex; Hewlett-Packard; Hitachi; Intermec Inc.; Lexmark International; MagiCard; Matica; Microcom; Mitsubishi; NBS Technologies; Nisca; Oki Data; Olympus; Practical Automation; Printronix; Sato; Seiko Instruments; Song Woo Electronics; Sony; Star Micronics; Taiwan Semiconductor; Toshiba TEC; Victor Data Systems; Woosim; and Xerox.

The supplies business is highly fragmented and competition is comprised of numerous competitors of various sizes depending on the geographic area.

Alternative Printing Technologies

We believe thermal printing will be the preferred label, card and receipt printer technology in Zebra’s target applications for the foreseeable future. Among the many advantages of direct thermal and thermal transfer printing is the ability to print high-resolution, durable images on a wide variety of label materials at relatively low costs and high speeds compared with alternative printing technologies. We view passive RFID smart label encoding and active RFID location systems as complementary technologies to bar coded printing, offering growth opportunities to Zebra as the technologies become more widely adopted.

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

Zebra Enterprise Solutions Group (ZES)

Zebra offers asset tracking and management solutions to optimize the flow of goods within the supply chain. Whether managing parts for lean manufacturing or tracking and managing vehicles through off-line processes during production, the automated asset tracking and management solutions from Zebra improve business processes. Utilizing the combined products offered by these businesses, Zebra provides greater asset visibility and business efficiency for the aerospace and defense, aviation, automotive, industrial manufacturing, maritime, petrochemical, and transportation and logistics industries. Customers within these industries benefit by increasing productivity, lowering operational costs, and improving safety and security throughout their logistics operations. As noted previously, Zebra has entered into an agreement to sell the Navis business and the WhereNet Marine Terminal Solution software product line. The sale is expected to close in the first quarter of 2011.

Zebra’s asset tracking and management solutions business consists of the sale of software licenses and related services including maintenance, support and consulting services, and hardware including our proprietary real time asset management hardware. These products and services may be bundled and sold together to customers or sold separately.

•

Software Licenses. We sell perpetual software licenses on both a fixed fee basis and for a fixed term. The amounts of the license fees are based primarily on the scope and functionality of the licenses purchased by the customer. The solutions we provide may also include third-party software.

•

Hardware. We sell both proprietary real time asset management hardware and third-party hardware. Most of our hardware products provide electronic tagging of assets and real time information regarding the assets’ locations and telematics. We sell the hardware as part of an integrated solution and also replacement parts.

•

Consulting Services. We provide consulting services for the planning and implementation of our solutions including initial installation and training. Our professional services team works with customers who are implementing our solutions for the first time, evaluating new technology automation solutions, integrating with third-party systems or upgrading to new platforms. Services are typically charged on a time and materials basis, although from time-to-time we may enter into fixed fee contracts.

•	Maintenance and Support. We offer support to our customers 24 hours a day, 7 days a week, 365 days a year, usually for an annual fee, which entitles them to software upgrades and technical support.

These products extend Zebra’s reach beyond passive RFID by employing technologically advanced hardware and software solutions to locate, track, manage and optimize high-value assets, equipment and people. We offer a wide range of scalable real time locating systems (RTLS) technologies used to generate accurate, on-demand information about the physical location and status of high-valued assets. Customers benefit by utilizing the choice or combination of asset tracking products that can be “application matched” based on ISO/IEC 24730-2, Cisco CCX Wi-Fi, precision global positioning systems (GPS), and ultra wideband (UWB) technologies.

Our selection of RTLS asset tracking product offerings includes battery-powered active RFID WhereTag™ tags, WhereCall™ button tags, precision WhereTrack™ products, and Ultra-Wideband products from our Dart family of tags. These asset tags enable organizations to access accurate, real-time information on the location and status of their assets both indoors and outdoors.

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

ZES sells its products and services into the following major industries:

•

Airport Operations. Our Airport Visualizer™ provides integrated aviation solutions and helps to optimize motorized ground support equipment on the pavement immediately adjacent to an airport terminal area or hangers (commonly referred to as the “apron”). As of December 31, 2010, our Airport Visualizer solution helped to optimize the processes of approximately 3,600 airport ground service vehicles at over 20 leading airports.

•

Distribution Operations. Our Yard Tracking and Management System (YTMS), is a yard planning, management and execution solution that leverages wireless location and communication technologies and configurable business rules to optimize yard operations and the systems with which they interface.

•

Personnel Safety and Security. Designed to automate the detection of potential personnel safety risks, as well as improve the management of emergencies and evacuations, the Personnel Safety Solution provides real-time visibility into locating and tracking of valued assets both indoors and outdoors.

•

Manufacturing Operations. We provide an integrated wireless infrastructure for real-time location, digital messaging, telemetry, and wireless networking applications to give manufacturers the ability to continuously manage the physical location and status of their critical assets for improving lean processes within the core manufacturing functions.

These products and services are primarily sold through a global direct sales force which is organized around geographic and vertical markets. We complement our direct sales through the use of other channels including systems integrators with particular vertical market expertise.

ZES’s proprietary software and hardware are developed primarily by its internal team of engineers. Generally, our software is warranted for 90 days after going live to function consistently with its specifications, and our hardware is warranted to be free from material defects in materials and workmanship for up to one year after purchase.

Customers

Zebra has sold more than 9,400,000 thermal printers to customers as of December 31, 2010.

ScanSource, Inc., is our most significant customer. Our net sales to ScanSource, a global distributor of Zebra SPG products, as a percent of our total net sales, were as follows:

	Year Ended December 31,
	2010	2009	2008
Percent of net sales	18.5%	16.1%	15.4%

No other customer accounted for 10% or more of total net sales during these years.

Sales

Net sales by product category for the last three years were (in thousands):

	Year Ended December 31,
Product Category	2010	2009	2008
Hardware	$682,455	$539,934	$692,638
Supplies	167,633	155,847	172,106
Service and software	101,579	102,541	105,113

Subtotal	951,667	798,322	969,857
Shipping and handling	5,181	5,263	6,843

Total net sales	$956,848	$803,585	$976,700

Net sales to international customers, as a percent of total net sales, were as follows:

	Year Ended December 31,
	2010	2009	2008
Percent of net sales	57.4%	54.9%	54.5%

We believe that international sales have the long-term potential to increase faster than domestic sales because of the lower penetration of automatic identification applications outside North America and Western Europe and generally higher economic growth rates in developing countries. As a result, Zebra has invested resources to support our international growth and currently operates facilities and sales offices, or has representation, in 30 different countries.

Research and Development

Zebra’s research and development expenditures for the last three years were as follows (in thousands, except percentages):

	Year Ended December 31,
	2010	2009	2008
Research and development expenses - SPG (excluding acquired in process technology)	$69,605	$55,614	$63,142
Percent of SPG net sales	8.0%	7.7%	7.2%

Research and development expenses - ZES (excluding acquired in process technology)	$32,325	$30,776	$32,658
Percent of ZES net sales	37.7%	38.0%	34.7%

We devote significant resources to developing new printing solutions for our target markets and ensuring that our products maintain high levels of reliability. Research and development resources are also directed toward enhancing our ZES systems.

Intellectual Property Rights

Zebra relies on a combination of trade secrets, patents, employee and third party nondisclosure agreements, copyright laws and contractual rights to establish and protect its proprietary rights in its products. We have and actively protect many domestic and international trademarks. We hold 375 United States and foreign patents and have 172 United States and foreign patent applications pending pertaining to products. The duration of these patents ranges from 1 to 22 years. The expiration of any individual patent would not have a significant negative impact on our business.

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

Employees

As of January 28, 2011, Zebra employed approximately 2,750 persons, of which 2,020 are a part of SPG, 480 are a part of ZES and the remaining 250 are corporate employees. In connection with the sale of our Navis business and WhereNet Marine Terminal Solution software product line, we expect approximately 340 employees from ZES to become employees of the purchaser of these businesses. None of our employees is a member of a union. Some portions of our business, primarily in Europe, are subject to labor laws that differ significantly from those in the United States. For example, it is common for a works council to represent employees when discussing matters such as compensation, benefits or terminations of employment. We consider our employee relations to be very good.

Additional Information

For financial information regarding Zebra, see Zebra’s Consolidated Financial Statements and the related Notes, which are included in this Annual Report on Form 10-K. Zebra has two reportable segments for our operations and products. Financial information about segments and geographic areas is found in Note 19 to the Consolidated Financial Statements.

Item 1A.	Risk Factors

Investors should carefully consider the risks, uncertainties and other factors described below, as well as other disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations, because they could have a material adverse effect on Zebra’s business, financial condition, operating results, cash flows and growth prospects.

Final assembly of our thermal printers is performed by Jabil Circuit, a third-party electronics manufacturer. We are now dependent on Jabil for the manufacture of such printers. A failure by Jabil to provide manufacturing services to Zebra as Zebra now requires, or any disruption in such manufacturing services, may adversely affect Zebra’s business results. Because we rely on a third-party provider such as Jabil to manufacture its products, Zebra may incur increased business continuity risks.

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

Although Zebra carries business interruption insurance to cover lost sales and profits in an amount it considers adequate, in the event of supply disruption, this insurance does not cover all possible situations. In addition, the business interruption insurance would not compensate Zebra for the loss of opportunity and potential adverse impact, both short term and long term, on relations with our existing customers.

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

Risks associated with operations, sales and purchases outside the United States include:

•	Inadequately managing and overseeing operations that are distant and remote from corporate headquarters,
•	Fluctuating foreign currency rates could restrict sales, or increase costs of purchasing, in foreign countries,
•	Volatility in foreign credit markets may affect our customers and suppliers,
•	Adverse changes in, or uncertainty of, local business laws or practices, including the following:
•	Foreign governments may impose burdensome tariffs, quotas, taxes, trade barriers or capital flow restrictions,
•	Restrictions on the export or import of technology may reduce or eliminate the ability to sell in or purchase from certain markets,
•	Political and economic instability may reduce demand for our products, or put our foreign assets at risk,
•	Potentially limited intellectual property protection in certain countries may limit recourse against infringing products or cause Zebra to refrain from selling in certain geographic territories,
•	Staffing and turnover at international operations may be unusually difficult,
•	A government controlled exchange rate and limitations on the convertibility of the Chinese yuan, and
•	Transportation delays that may affect production and distribution of Zebra’s products.

Zebra may not be able to continue to develop products to address user needs effectively in an industry characterized by ongoing change. To be successful, Zebra must adapt to rapidly changing technological and application needs by continually improving its products as well as introducing new products and services to address user demands.

Zebra’s industry is characterized by:

•	Evolving industry standards,
•	Frequent new product and service introductions,
•	Evolving distribution channels,
•	Increasing demand for customized product and software solutions, and
•	Changing customer demands.

Future success will depend on Zebra’s ability to cost effectively adapt in this evolving environment. Zebra could incur substantial costs if it has to modify its business to adapt to these changes, and may even be unable to adapt to these changes.

Customers have the right to return products that do not function properly within a limited time after delivery. Zebra monitors and tracks product returns and records a provision for the estimated future returns based on historical experience and any notification received of pending returns. Zebra, however, cannot guarantee that it will continue to experience return rates consistent with historical patterns.

Zebra may be a party to fixed-price contracts particularly for its ZES product lines that could become unfavorable contracts. From time to time we may enter into contracts to provide services to customers for fixed fees. Such a contract could result in material loss to Zebra if the cost to perform such contract ultimately exceeds the fees earned on such contract.

Zebra competes in a competitive industry, which may become more competitive. Competitors may be able to respond more quickly to new or emerging technology and changes in customer requirements. Zebra faces significant competition in developing and selling its products and solutions. Some competitors have substantial marketing, financial, development and personnel resources. To remain competitive, Zebra believes it must continue to cost effectively provide:

•	Technologically advanced systems that satisfy user demands,
•	Superior customer service,
•	High levels of quality and reliability, and
•	Dependable and efficient distribution networks.

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

Zebra is vulnerable to the potential difficulties associated with the rapid increase in the complexity of its business. Zebra has grown rapidly over the last several years through domestic and international growth and acquisitions. This growth has caused increased complexities in the business. We believe our future success depends in part on our ability to manage our growth and increased complexities of our business and the demands from increased responsibility on our management personnel. The following factors could present difficulties to us:

•	Compliance with evolving laws and regulations,
•	Managing our distribution channel partners,
•	Manufacturing an increased number of products,
•	Increased administrative and operational burden,
•	Maintaining and improving information technology infrastructure to support growth,
•	Increased logistical problems common to complex, expansive operations, and
•	Managing increasing international operations.

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

Acquisitions also may involve a number of risks:

•	Difficulties and uncertainties in transitioning the customers or other business relationships from the acquired entities to Zebra,
•	The loss of key employees of acquired entities,
•	The ability of acquired entities to fulfill obligations to their customers,
•	The discovery of unanticipated issues or liabilities,
•	The failure of acquired entities to meet or exceed expected returns, and
•	The acquired entities’ ability to improve internal controls and accounting systems to be compliant with requirements applicable to public companies subject to SEC reporting.

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

Zebra’s products are subject to U.S. and foreign regulations that pertain to electrical and electronic equipment, which may materially adversely affect Zebra’s business. These regulations influence the design, components or operation of such products. New regulations and changes to current regulations are always possible and, in some jurisdictions, regulations may be introduced with little or no time to bring related products into compliance with these regulations. Zebra’s failure to comply with these regulations may prevent Zebra from selling our products in a certain country. In addition, these regulations may increase our cost of supplying the products by forcing us to redesign existing products or to use more expensive designs or components. In these cases, Zebra may experience unexpected disruptions in our ability to supply customers with products, or we may incur unexpected costs or operational complexities to bring products into compliance. This could have an adverse effect on Zebra’s revenues, gross profit margins and results of operations and increase the volatility of our financial results.

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

ERP implementations are complex and time-consuming projects that involve substantial expenditures on system hardware and software and implementation activities that often continue for several years. Such an integrated, wide-scale implementation is extremely complex and requires transformation of business and financial processes in order to reap the benefits of the ERP system. Significant efforts are required for requirements identification, functional design, process documentation, data conversion, user training and post implementation support. Problems in any of these areas could result in operational issues including delayed shipments or production, missed sales, billing and accounting errors and other operational issues. System delays or malfunctioning could also disrupt Zebra’s ability to timely and accurately process and report key components of the results of its consolidated operations, its financial position and cash flows, which could impact Zebra’s ability to timely complete important business processes such as the evaluation of its internal controls and attestation activities pursuant to Section 404 of the Sarbanes-Oxley Act of 2002.

Until the new ERP system is fully implemented, Zebra expects to incur additional selling, general and administrative expenses and capital expenditures to implement and test the system, and there can be no assurance that other issues relating to the ERP system will not occur or be identified. Zebra’s business and results of operations may be adversely affected if it experiences operating problems and/or cost overruns during the ERP implementation process or if the ERP system and the associated process changes, do not function as expected or give rise to the expected benefits.

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

Economic conditions and financial market disruptions may adversely affect Zebra’s business and results of operations. Adverse economic conditions, in the United States or internationally, or reduced information technology spending may adversely impact our business. As widely reported, financial markets throughout the world experienced extreme disruption in 2008 and 2009, including historically high volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others, failure and potential failures of major financial institutions and unprecedented government support of financial institutions and corporations. A recurrence of these developments and a related general economic downturn could adversely affect Zebra’s business and financial condition through a reduction in demand for our products by our customers. If a slowdown were severe enough, it could require further impairment testing and write-downs of goodwill and other intangible assets. Cost reduction actions may be necessary and lead to restructuring charges. A tightening of financial credit could adversely affect our customers, suppliers, outsource manufacturer and channel partners (e.g., distributors and resellers) from obtaining adequate credit for the financing of significant purchases. Another economic downturn could also result in a decrease in or cancellation of orders for Zebra’s products and services; negatively impact Zebra’s ability to collect its accounts receivable on a timely basis; result in additional reserves for uncollectible accounts receivable; and require additional reserves for inventory obsolescence. Higher volatility and fluctuations in foreign exchange rates for the U.S. dollar against currencies such as the euro, the British pound, the Chinese yuan, and the Brazilian real could negatively impact product sales, margins and collections.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Zebra’s corporate headquarters are located in Lincolnshire, Illinois, a northern suburb of Chicago. Zebra also conducts its sales, marketing, engineering and operations activities from facilities in Vernon Hills, Illinois, and in Camarillo, California. In March 2011, our operations that are located in Camarillo will be moved to a new facility located in Agoura Hills, California, and the Camarillo facility will be closed.

Zebra’s principal facilities as of December 31, 2010, are listed below:

	Square Footage
Location	Manufacturing, Production & Warehousing	Administrative, Research & Sales	Total	Lease Expires
Vernon Hills, Illinois, USA (S)	111,676	113,429	225,105	June 2014
Camarillo, California, USA (S)	97,921	72,156	170,077	March 2011
Agoura Hills, California, USA (S)	—	75,077	75,077	March 2021
Heerenveen, The Netherlands (S)	48,427	46,145	95,572	January 2012
Greenville, Wisconsin, USA (S)	55,000	5,000	60,000	January 2018
Oakland, California, USA (Z)*	—	47,210	47,210	July 2013
Lincolnshire, Illinois, USA (C)	—	46,339	46,339	June 2014
Lincoln, Rhode Island, USA (S)	—	40,116	40,116	April 2016
Preston, UK (S)	30,450	8,600	39,050	Owned by Zebra
Guangzhou, China (S)	—	32,655	32,655	January 2014
Flowery Branch, Georgia, USA (S)	28,255	2,145	30,400	April 2012
Bourne End, UK (S)	—	27,251	27,251	June 2014
Otay Mesa, California, USA (S)	21,739	4,900	26,639	September 2013
San Jose, California, USA (Z)	—	24,630	24,630	July 2015
Chennai, India (Z)*	—	19,234	19,234	March 2014
McAllen, Texas, USA (S)	15,500	2,500	18,000	September 2011
Chennai, India (Z)*	—	15,095	15,095	November 2012
Germantown, Maryland, USA (Z)	—	13,134	13,134	December 2015
Warsaw, Poland (S)	7,750	3,875	11,625	June 2012
Guangzhou, China (S)	—	11,624	11,624	May 2011
Shanghai, China (S)	—	7,524	7,524	January 2014
Mexico City, Mexico (S)	3,488	3,400	6,888	September 2012
Singapore, Singapore (S)	—	5,360	5,360	February 2012

Total	420,206	627,399	1,047,605

S – Specialty Printing Group; Z – Zebra Enterprise Solution Group; C – Corporate;

*	Lease will be transferred to the purchaser in connection with the sale of the Navis business and WhereNet Marine Terminal Solution software product line, which is expected to close in the first quarter of 2011.

Zebra leases various other facilities around the world, which are dedicated to administrative, research and sales functions. These other leases, solely or in aggregate, are not material to Zebra.

Item 3.	Legal Proceedings

See Notes 11 and 20 in the Notes to the Consolidated Financial Statements included in this Form 10-K.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Information: Price Range and Common Stock

Our Class A Common Stock is traded on The NASDAQ Stock Market under the symbol ZBRA. The following table shows the high and low trade prices for each fiscal quarter in 2010 and 2009, as reported by The NASDAQ Stock Market.

2010	High	Low	2009	High	Low
First Quarter	$30.72	$26.10	First Quarter	$21.70	$16.00
Second Quarter	31.00	24.32	Second Quarter	24.55	18.61
Third Quarter	34.13	24.14	Third Quarter	27.67	20.98
Fourth Quarter	39.31	33.14	Fourth Quarter	28.87	23.76

Source: The NASDAQ Stock Market

At February 11, 2011, the last reported price for the Class A Common Stock was $41.18 per share, and there were 237 registered stockholders of record for Zebra’s Class A Common Stock. In addition, we had approximately 16,000 stockholders who owned Zebra stock in street name.

Dividend Policy

Since our initial public offering in 1991, we have not declared any cash dividends or distributions on our capital stock. Zebra currently does not anticipate paying any cash dividends in the foreseeable future.

Treasury Shares

During the fourth quarter of 2010, pursuant to our Rule 10b5-1 purchase plan, Zebra purchased 900,000 shares of Zebra’s Class A Common Stock at a weighted average share price of $38.56 per share, as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum number of shares that may yet be purchased under the program
October 2010 (October 3 – October 30)	0	$0.00	0	2,750,000
November 2010 (October 31 – November 27)	0	$0.00	0	2,750,000
December 2010 (November 28– December 31)	900,000	$38.56	900,000	1,850,000

(1)	In July 2010, Zebra purchased the then remaining authorized shares under our stock repurchase program. On August 3, 2010, Zebra’s Board authorized the purchase of up to an additional 3,000,000 shares under the same terms as previous authorizations. The August 2010 authorization does not have an expiration date.
(2)	During the fourth quarter, Zebra did not acquire any shares of Zebra Class A common stock through the withholding of shares necessary to satisfy tax withholding obligations upon the vesting of restricted stock awards.

Item 6.	Selected Financial Data

CONSOLIDATED STATEMENTS OF EARNINGS (LOSS) DATA

(In thousands, except per share amounts)

	Year Ended December 31,
	2010		2009		2008		2007	2006
Net sales	$956,848		$803,585		$976,700		$868,279	$759,524
Cost of sales	495,979		442,864		497,395		451,161	401,104

Gross profit	460,869		360,721		479,305		417,118	358,420
Total operating expenses	317,017	(1)	291,919	(2)	494,651	(3)	273,933	277,991	(4)

Operating income (loss)	143,852		68,802		(15,346)		143,185	80,429
Income (loss) before income taxes and cumulative effect of accounting change	144,935		70,523		(11,913)		167,375	101,642
Income (loss) before cumulative effect of accounting change	101,778		47,104		(38,421)		110,113	69,627
Cumulative effect of accounting change	—		—		—		—	1,319	(5)
Net income (loss)	$101,778		$47,104		$(38,421)		$110,113	$70,946
Earnings (loss) per share before cumulative effect of accounting change
Basic	$1.78		$0.79		$(0.60)		$1.61	$0.99
Diluted	$1.77		$0.79		$(0.60)		$1.60	$0.98
Earnings (loss) per share
Basic	$1.78		$0.79		$(0.60)		$1.61	$1.01
Diluted	$1.77		$0.79		$(0.60)		$1.60	$1.00
Weighted average shares outstanding
Basic	57,143		59,306		64,524		68,463	70,516
Diluted	57,428		59,425		64,524		68,908	70,956

CONSOLIDATED BALANCE SHEET DATA

(In thousands)

	December 31,
	2010	2009	2008	2007	2006
Cash and cash equivalents, restricted cash, investments and marketable securities (current and long-term) (6)	$259,899	$246,721	$224,886	$281,179	$559,189
Working capital	340,253	306,127	271,831	298,660	404,836
Total assets	878,864	830,479	850,878	1,034,278	963,142
Long-term obligations (7)	10,375	9,432	10,250	8,452	9,969
Stockholders’ equity	730,032	712,129	710,738	902,693	877,681

(1)	Includes litigation settlement proceeds received of $1,082,000 and exit, restructuring and integration (ERI) charges of $4,197,000.
(2)	Includes asset impairment reversal of $1,058,000 and ERI charges of $12,191,000.
(3)	Includes asset impairment charges of $157,600,000 and ERI charges of $20,009,000.
(4)	Includes litigation settlement paid of $53,392,000 and insurance receivable reserve of $12,543,000.
(5)	Relates to the estimation of forfeitures on prior year compensation expense outstanding at the adoption date of Accounting Standards Codification (“ASC”) 505 and ASC 718. See Note 15 in the Notes to the Consolidated Financial Statements included in this Form 10-K.
(6)	The decrease in 2007 and 2008 was principally the result of (i) our acquisitions of WhereNet, proveo AG, and Navis during 2007 and our acquisition of Multispectral Solutions Inc., and (ii) purchase of our stock during 2008. See Note 20 in the Notes to the Consolidated Financial Statements included in this Form 10-K for further discussion of the acquisitions.
(7)	Long-term obligations include deferred compensation and unearned revenue. See Note 16 in the Notes to the Consolidated Financial Statements included in this Form 10-K for further discussion of the Deferred Compensation Plan.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations: Fourth Quarter of 2010 versus Fourth Quarter of 2009

Consolidated Results of Operations

(Amounts in thousands, except percentages)

	Three Months Ended		Percent Change	Percent of Net Sales 2010	Percent of Net Sales 2009
	December 31, 2010	December 31, 2009
Net Sales
Tangible products	$223,071	$197,097	13.2	89.9	88.6
Service & software	25,104	25,425	(1.3)	10.1	11.4

Total net sales	248,175	222,522	11.5	100.0	100.0
Cost of Sales
Tangible products	113,191	110,611	2.3	45.6	49.7
Service & software	11,343	10,433	8.7	4.6	4.7

Total cost of sales	124,534	121,044	2.9	50.2	54.4

Gross profit	123,641	101,478	21.8	49.8	45.6
Operating expenses	83,207	75,240	10.6	33.5	33.8

Operating income	40,434	26,238	54.1	16.3	11.8
Other income	(211)	945	(122.3)	(0.1)	0.4

Income before income taxes	40,223	27,183	48.0	16.2	12.2
Income taxes	12,006	9,553	25.7	4.8	4.3

Net income	$28,217	$17,630	60.1	11.4	7.9

Diluted earnings per share	$0.50	$0.30

Consolidated Results of Operations – Fourth quarter

Sales

Net sales for the fourth quarter of 2010 compared with the 2009 quarter increased 11.5% from a broad-based increase in demand for Zebra products, driven by the global economic recovery. This was the fourth consecutive quarter of year-over-year growth. The increase in sales was largely attributable to 14.8% growth in hardware sales (including all printer categories and aftermarket parts). Printer unit volume increased 13.3% for the fourth quarter of 2010 compared to levels in 2009.

Sales by product category were as follows (amounts in thousands, except percentages):

	Three Months Ended		Percent Change	Percent of Net Sales 2010	Percent of Net Sales 2009
Product Category	December 31, 2010	December 31, 2009
Hardware	$179,956	$156,706	14.8	72.5	70.4
Supplies	41,719	39,011	6.9	16.8	17.5
Service and software	25,104	25,425	(1.3)	10.1	11.4
Subtotal	246,779	221,142	11.6	99.4	99.3
Shipping and handling	1,396	1,380	1.2	0 .6	0.7

Total sales	$248,175	$222,522	11.5	100.0	100.0

Sales increased in all geographic territories due primarily to the global economic recovery. The sales growth on a percentage basis was greatest in Latin America and Asia Pacific because of higher rates of economic growth in those regions and increasing investment in sales and marketing resources in those regions. Movements in foreign exchange rates decreased sales by $6,364,000 in the Europe, Middle East and Africa regions for the quarter due principally to a weaker euro against the dollar from the prior year.

Sales to customers by geographic region were as follows (in thousands, except percentages):

	Three Months Ended		Percent Change	Percent of Net Sales 2010	Percent of Net Sales 2009
Geographic Region	December 31, 2010	December 31, 2009
Europe, Middle East and Africa	$91,800	$82,377	11.4	37.0	37.0
Latin America	23,215	20,196	14.9	9.4	9.1
Asia-Pacific	34,458	21,984	56.7	13.9	9.9

Total International	149,473	124,557	20.0	60.3	56.0
North America	98,702	97,965	0.8	39.7	44.0

Total sales	$248,175	$222,522	11.5	100.0	100.0

Gross Profit

Gross profit increased 21.8% due to higher volumes and an improved product mix, with increased sales primarily in mobile, high-performance, mid-range table top printers and lower freight costs of $1,224,000 in 2010. Gross profit was affected by unfavorable foreign currency movements which decreased fourth quarter gross profit by $5,628,000. As a percentage of sales, gross margin improved from 45.6% to 49.8%. The benefit of outsourcing printer production to a third party, higher volumes, improved product mix and continued cost control contributed to the increase in gross margin.

Operating Expenses

Operating expenses are summarized below (in thousands, except percentages):

	Three Months Ended		Percent Change	Percent of Net Sales 2010	Percent of Net Sales 2009
Operating Expenses	December 31, 2010	December 31, 2009
Selling and marketing	$34,496	$28,543	20.9	13.9	12.8
Research and development	26,741	21,838	22.5	10.8	9.8
General and administrative	19,492	19,514	(0.1)	7.9	8.8
Amortization of intangible assets	2,426	2,608	(7.0)	1.0	1.2
Litigation settlement	(1,082)	—	—	(0.4)	—
Exit, restructuring and integration costs	1,134	2,737	(58.5)	0.5	1.2

Total operating expenses	$83,207	$75,240	10.6	33.5	33.8

Operating expenses for the quarter increased 10.6% due mainly to greater selling and marketing expenses and research and development expenses. Several categories accounted for these increases, including compensation costs which include salaries, benefits, bonuses and commissions. Business development, outside professional services, project expenses, and travel and entertainment expenses all increased over 2009 levels. Litigation settlement relates to escrowed purchase funds received in 2010. Exit, restructuring and integration costs decreased $1,602,000 in the fourth quarter of 2010 as compared to 2009. Zebra’s program for outsourcing its manufacturing operations was completed in 2010. Integration costs associated with the Zebra Enterprise Solutions (ZES) businesses were completed in 2009.

Other Income

Zebra’s non-operating income and expense items are summarized in the following table (in thousands):

	Three Months Ended
	December 31, 2010	December 31, 2009
Investment income	$570	$695
Foreign exchange gain (loss)	(448)	795
Other, net	(333)	(545)

Total other income	$(211)	$945

Investment income declined from lower short-term interest rates in the fourth quarter of 2010 compared with 2009. Zebra recorded a foreign exchange gain in the fourth quarter of 2009 as the U.S. dollar strengthened against the euro.

Operating Income (Loss)

The increased operating income for the fourth quarter of 2010 over the same period in 2009 is the result of increased sales in a stronger economy as noted above.

Income Taxes

The effective income tax rate for the fourth quarter of 2010 was 29.8% compared with 35.1% for the same quarter last year. The tax rate decrease for the fourth quarter of 2010 versus 2009 reflects an extension of Federal R&D tax credits. The company’s consolidated global tax rate has declined as Zebra’s business continued to expand more rapidly in international regions that have lower tax rates.

Business Groups

Specialty Printing Group – Fourth Quarter

(Amounts in thousands, except percentages):

	Three Months Ended		Percent Change	Percent of Net Sales 2010	Percent of Net Sales 2009
	December 31, 2010	December 31, 2009
Net Sales
Tangible products	$217,899	$194,566	12.0	95.9	95.8
Service & software	9,264	8,556	8.3	4.1	4.2

Total net sales	227,163	203,122	11.8	100.0	100.0
Cost of Sales
Tangible products	109,148	108,521	0.6	48.1	53.5
Service & software	6,128	4,732	29.5	2.7	2.3

Total cost of sales	115,276	113,253	1.8	50.7	55.8

Gross profit	111,887	89,869	24.5	49.3	44.2
Operating expenses	49,445	42,519	16.3	21.8	20.9

Operating income	$62,442	$47,350	31.9	27.5	23.3

Specialty Printing Group – Fourth quarter

Net sales in our Specialty Printing Group (SPG) increased 11.8% with the highest percentage growth in sales occurring in Latin America and Asia Pacific, and the highest dollar growth occurring in Asia-Pacific and the Europe, Middle East and Africa region.

The increase in sales was largely attributable to increased hardware sales, with notable increases in sales of high-performance and mid-range tabletop, desktop, mobile printers and aftermarket parts.

Gross profit increased due to higher volumes and an improved product mix, with increased sales primarily in mobile, high-performance, mid-range table top printers and lower freight costs of $1,224,000 in 2010. Gross profit for SPG was affected by unfavorable foreign currency movements which decreased fourth quarter gross profit by $5,628,000. As a percentage of sales, gross margin increased. The benefit of outsourcing printer production to a third party, higher volumes, improved product mix and continued cost control contributed to the increase in gross margin.

Printer unit volumes and average selling price information is summarized below:

	Three Months Ended
	December 31, 2010	December 31, 2009	Percent Change
Total printers shipped	276,597	244,100	13.3
Average selling price of printers shipped	$535	$531	0.8

For the fourth quarter of 2010, unit volumes increased in nearly all printer product lines compared to the same period of 2009, with notable volume increases in high-performance tabletop, desktop and mobile printers.

Operating expense changes for SPG in 2010, compared to the same periods in 2009, are due to the following (in thousands):

	Three Months Ended		Increase / (Decrease)
	December 31, 2010	December 31, 2009
Payroll and benefit costs	$30,419	$24,463	$5,956
Business development	4,843	4,094	749
Project expenses	2,302	1,163	1,139
Travel and entertainment	2,266	1,698	568
Exit, restructuring and integration costs	—	1,817	(1,817)
Other changes	9,615	9,284	331

Total operating expenses	$49,445	$42,519	$6,926

Operating expenses for SPG increased primarily due to greater selling and marketing expenses from the higher level of business activity and expansion into new geographic markets. Project expenses increased due to greater expenses related to bringing new products to market. Exit and restructuring charges have declined as the activities related to the outsourcing of our printer manufacturing began to ramp down in the fourth quarter of 2009 and were completed by the second quarter of 2010.

Zebra Enterprise Solutions – Fourth Quarter

(Amounts in thousands, except percentages)

	Three Months Ended		Percent Change	Percent of Net Sales 2010	Percent of Net Sales 2009
	December 31, 2010	December 31, 2009
Net Sales
Tangible products	$5,172	$2,531	104.3	24.6	13.0
Service & software	15,840	16,869	(6.1)	75.4	87.0

Total net sales	21,012	19,400	8.3	100.0	100.0
Cost of Sales
Tangible products	4,043	2,090	93.4	19.2	10.8
Service & software	5,215	5,701	(8.5)	24.9	29.4

Total cost of sales	9,258	7,791	18.8	44.1	40.2

Gross profit	11,754	11,609	1.2	55.9	59.8
Operating expenses	17,135	17,024	0.7	81.5	87.8

Operating loss	$(5,381)	$(5,415)	(0.6)	(25.6)	(28.0)

Zebra Enterprise Solutions – Fourth quarter

ZES sales increased 8.3% for the fourth quarter of 2010 compared to 2009 primarily due to increased hardware revenue. The improved economic conditions helped increase ZES sales primarily in the automotive and industrial manufacturing verticals. Increases were offset by a reduction to installation services revenue associated with customer project implementations delays. Gross margin dollars increased slightly in the fourth quarter over 2009, yet the margin percentages for the 2010 quarter declined primarily driven by revenue mix change and license revenue which was not recognized from customer project implementation delays.

ZES operating expenses in the fourth quarter of 2010 compared to 2009 are summarized below (in thousands):

	Three Months Ended		Increase / (Decrease)
	December 31, 2010	December 31, 2009
Payroll and benefit costs	$10,575	$9,951	$624
Business development	744	276	468
Travel and entertainment	1,074	822	252
Exit, restructuring and integration costs	443	866	(423)
Litigation settlement	(1,082)	—	(1,082)
Amortization expense	1,589	1,917	(328)
Other changes	3,792	3,192	600

Total operating expenses	$17,135	$17,024	$111

ZES operating expenses for the fourth quarter of 2010 were higher than 2009 due to increases in payroll and benefit costs, selling and marketing, consulting, project expenses and travel and entertainment costs. These increases were offset by reductions to exit, restructuring and integration costs and lower amortization expense due to an intangible asset being fully amortized at the end of 2009. ZES received funds in the fourth quarter of 2010 from a litigation settlements related to escrowed purchase funds.

Results of Operations: Year ended December 31, 2010 versus Year ended December 31, 2009

Consolidated Results of Operations

(Amounts in thousands, except percentages)

	Year Ended		Percent Change	Percent of Net Sales 2010	Percent of Net Sales 2009
	December 31, 2010	December 31, 2009
Net Sales
Tangible products	$855,269	$701,044	22.0	89.4	87.2
Service & software	101,579	102,541	(0.9)	10.6	12.8

Total net sales	956,848	803,585	19.1	100.0	100.0
Cost of Sales
Tangible products	455,007	401,727	13.3	47.6	50.0
Service & software	40,972	41,137	(0.4)	4.3	5.1

Total cost of sales	495,979	442,864	12.0	51.8	55.1

Gross profit	460,869	360,721	27.8	48.2	44.9
Operating expenses	317,017	291,919	8.6	33.1	36.3

Operating income	143,852	68,802	109.1	15.0	8.6
Other income	1,083	1,721	(37.1)	0.1	0.2

Income before income taxes	144,935	70,523	105.5	15.1	8.8
Income taxes	43,157	23,419	84.3	4.5	2.9

Net income	$101,778	$47,104	116.1	10.6	5.9

Diluted earnings per share	$1.77	$0.79

Consolidated Results of Operations – Year to date

Sales

Net sales for the year ended December 31, 2010 compared with 2009 increased 19.1% from a broad-based increase in demand for Zebra products and global economic recovery. The increase in sales was largely attributable to increased hardware sales with notable volume increases in high-performance tabletop, desktop, mobile printers and aftermarket parts. Supplies sales increased from greater shipments of labels and thermal ribbons. Printer unit volume increased 24.4% for the 2010 year compared to levels in 2009. The average selling price increased from $522 in 2009 to $533 in 2010, or by 2.1% due primarily to changes in product mix.

Sales by product category were as follows (amounts in thousands, except percentages):

	Year Ended		Percent Change	Percent of Net Sales 2010	Percent of Net Sales 2009
Product Category	December 31, 2010	December 31, 2009
Hardware	$682,455	$539,934	26.4	71.4	67.1
Supplies	167,633	155,847	7.6	17.5	19.4
Service and software	101,579	102,541	(0.9)	10.6	12.8

Subtotal	951,667	798,322	19.2	99.5	99.3
Shipping and handling	5,181	5,263	(1.6)	0.5	0.7

Total sales	$956,848	$803,585	19.1	100.0	100.0

Sales increased in all geographic territories due primarily to the global economic recovery. The sales growth on a percentage basis was greatest in Latin America and Asia Pacific because of higher rates of economic growth in those regions and as a result of greater investment in sales and marketing resources. Movements in foreign exchange rates decreased sales in 2010 by $13,733,000 in the Europe, Middle East and Africa regions principally due to a weaker euro against the dollar compared to 2009 levels.

Sales to customers by geographic region were as follows (in thousands, except percentages):

	Year Ended		Percent Change	Percent of Net Sales 2010	Percent of Net Sales 2009
Geographic Region	December 31, 2010	December 31, 2009
Europe, Middle East and Africa	$338,573	$294,296	15.0	35.4	36.6
Latin America	87,278	65,060	34.2	9.1	8.1
Asia-Pacific	123,796	82,120	50.8	12.9	10.2

Total International	549,647	441,476	24.5	57.4	54.9
North America	407,201	362,109	12.5	42.6	45.1

Total sales	$956,848	$803,585	19.1	100.0	100.0

Gross Profit

Gross profit increased 27.8% due to higher volumes and an improved product mix, with increased sales primarily in mobile, high-performance and mid-range table top printers, partially offset by $13,552,000 in higher freight costs in 2010. Gross profit was affected by unfavorable foreign currency movements which decreased gross profit by $12,172,000. As a percentage of sales, gross margin improved from 44.9% to 48.2%. The benefit of outsourcing printer production to a third party, higher volumes, a favorable product mix and continued cost control contributed to the increase in gross margin.

Operating Expenses

Operating expenses are summarized below (in thousands, except percentages):

	Year Ended		Percent Change	Percent of Net Sales 2010	Percent of Net Sales 2009
Operating Expenses	December 31, 2010	December 31, 2009
Selling and marketing	$122,689	$102,535	19.7	12.8	12.8
Research and development	101,930	86,390	18.0	10.7	10.7
General and administrative	79,710	81,395	(2.1)	8.3	10.1
Amortization of intangible assets	9,573	10,466	(8.5)	1.0	1.3
Litigation settlement	(1,082)	—	—	(0.1)	—
Asset impairment charges	—	(1,058)	(100.0)	—	(0.1)
Exit, restructuring and integration costs	4,197	12,191	(65.6)	0.4	1.5

Total operating expenses	$317,017	$291,919	8.6	33.1	36.3

Operating expenses for the 2010 compared to 2009 increased 8.6% due to greater selling and marketing expenses and research and development expenses. Several categories accounted for these increases, including compensation costs, business development, project expenses, outside professional services, travel and entertainment, and offsite meeting expenses. Amortization of intangibles decreased $893,000 due to an intangible asset being fully amortized at the end of 2009. Expenses in 2010 were reduced by the receipt of an escrow claim litigation settlement received in the fourth quarter of 2010. During the second quarter of 2009, $1,495,000 of the goodwill impairment charge recorded at the end of 2008 was reversed and a $437,000 impairment charge was recorded related to an intangible asset in our ZES segment.

Exit, restructuring and integration costs decreased in 2010 as compared to 2009 as activities related to the shutdown of our production lines as part of the transition to outsourcing and the integration of our ZES businesses have decreased substantially in 2010. Zebra’s program for outsourcing its manufacturing operations is complete and the related restructuring costs for this program ended. In addition, integration costs associated with integrating the Zebra Enterprise Solutions (ZES) businesses were completed in 2009.

Selling and Marketing Expenses

Selling and marketing expenses are summarized below (in thousands):

	Year Ended		Increase / (Decrease)
	December 31, 2010	December 31, 2009
Payroll and benefit costs	$76,720	$64,491	$12,229
Business Development	21,660	17,781	3,879
Travel and entertainment expenses	7,834	5,681	2,153
Other changes	16,475	14,582	1,893

Total selling and marketing expenses	$122,689	$102,535	$20,154

Selling and marketing expenses were higher in 2010 primarily due to increased payroll and benefit costs related to expanding markets and increased sales volume. Payroll and benefit cost increases include salaries, bonus, commissions, benefits and payroll taxes. Other selling and marketing expense categories also increased over 2009 levels due to higher expenses relating to the addition of Zebra sales representatives to expand Zebra’s global reach into new developing geographic regions.

In 2009, comparable costs were lower due to a cost reduction program consisting primarily of headcount reductions implemented during the second half of 2008 in response to the difficult business environment. Expenditures for all types of advertising and marketing costs were lower in 2009 as part of our corporate wide cost control efforts in a challenging economy.

Research and Development Costs

The development of new products and enhancement of existing products are important to Zebra’s business and growth prospects. To maintain and build our product pipeline, we continue to make investments in research and development. In 2010 we introduced an updated two inch “plus” light duty printer and a new Xi4 high-performance printer. In the fourth quarter of 2009 we began shipping our first re-transfer card printer which has photo-quality imaging for security and government use. We also introduced innovative new IQ color labels which enables customers to print spot colors on predetermined areas of a label using any Zebra thermal label printer. This breakthrough product enhances readability, increases business efficiency and improves safety.

In 2010, Zebra Enterprise Solutions introduced new gate, vessel, billing, automation, analytics and monitoring capabilities in its terminal operating system solution, support for rack tracking, RFID support, and goods return for our manufacturing solution along with a new tag form factor for parts replenishment and a new Ethernet enabled proximity exciter. ZES also released enhancements to its equipment fleet management solution to provide added visibility for operator safety and equipment maintenance.

Quarterly product development expenses fluctuate widely depending on the status of ongoing projects. We are committed to a long-term strategy of significant investment in product development. Research and development costs are summarized below (in thousands):

	Year Ended		Increase / (Decrease)
	December 31, 2010	December 31, 2009
Payroll and benefit costs	$70,243	$63,036	$7,207
Professional services expenses	8,069	5,165	2,904
Project expenses	7,943	4,765	3,178
Travel and entertainment expenses	2,749	1,867	882
Other changes	12,926	11,557	1,369

Total research and development costs	$101,930	$86,390	$15,540

The increases in research and development costs relate to increased payroll and benefit costs, compliance and project expenses to bring new products to market.

General and Administrative Expenses

General and administrative expenses are summarized below (in thousands):

	Year Ended		Increase / (Decrease)
	December 31, 2010	December 31, 2009
Payroll and benefit costs	$41,446	$38,351	$3,095
Professional services expenses	10,372	12,474	(2,102)
Travel and entertainment expenses	1,837	1,332	505
Depreciation expense	9,519	9,869	(350)
Gain (loss) on equipment	(61)	829	(890)
Other changes	16,597	18,540	(1,943)

Total general and administrative expenses	$79,710	$81,395	$(1,685)

General and administrative expenses decreased slightly overall. Payroll and benefit costs increased due to increased amounts in 2010 for bonus and benefits related to improved operating results in 2010. Consulting expenses related to business improvement initiatives in 2009 were reduced in 2010.

Amortization of Intangible Assets

Amortization of intangible assets decreased $893,000 during 2010 due to an intangible asset being fully amortized at the end of 2009.

Litigation Settlement

In 2010 Zebra received litigation settlement proceeds related to our acquisition of MSSI in 2008. See Note 20 for further information related to the litigation settlement.

Asset Impairment Charges

During the fourth quarter of 2008, we determined that certain impairment indicators existed related to identified intangible assets and conducted an additional impairment test of intangibles. Due to the deterioration of the economy and a significant reduction in the price of our stock, we determined that our goodwill and other intangible assets were impaired requiring total estimated impairment charges of $157,600,000 at December 31, 2008. Upon completion of a detailed second step impairment analysis we recorded a credit of $1,495,000 in the second quarter of 2009 to adjust a portion of our original goodwill impairment. In 2009, we also recorded an impairment charge for an intangible asset of $437,000. See Note 7 of the Consolidated Financial Statements included in this Annual Report on Form 10-K for a more detailed discussion of the asset impairment charges.

Exit, Restructuring and Integration Charges

For 2010, exit and restructuring costs were $4,197,000. For 2009, exit and restructuring costs were $8,985,000 and integration costs were $3,206,000. The reduction is due to the completion of our production outsourcing. See Note 9 of the Consolidated Financial Statements included in this Annual Report on Form 10-K for a more detailed discussion of the exit, restructuring and integration charges.

Other Income

Zebra’s non-operating income and expense items are summarized in the following table (in thousands):

	Year Ended
	December 31, 2010	December 31, 2009
Investment income	$2,681	$2,933
Foreign exchange loss	(213)	(45)
Other, net	(1,385)	(1,167)

Total other income	$1,083	$1,721

	Year Ended
Rate of Return Analysis:	December 31, 2010	December 31, 2009
Average cash and marketable securities balances	$253,310	$235,803
Annualized rate of return	1.1%	1.2%

Investment income for 2009 was $958,000 lower due to write-downs recorded in 2009 related to losses on equity investments. Investment income for 2009 was $2,933,000 compared to $2,681,000 in 2010. Excluding the 2009 write-downs, Zebra’s annualized rate of return would have been 1.6% for 2009. Considering this item, investment income in 2010 actually declined primarily from lower short-term interest rates in 2010 compared with 2009. Cash and marketable securities balances for 2010 have increased compared to 2009 as a result of increased cash from operations.

Operating Income

The operating income increase for 2010 was the result of increased sales and gross profit as noted above.

Income Taxes

The effective income tax rate for 2010 was 29.8% compared with an income tax rate of 33.2% for 2009. Zebra’s effective tax rate for 2010 included a $2,764,000 reduction of federal taxes related to prior years’ adjustments for intercompany profit in ending inventory which reduced our effective rate by 1.9%. The tax rate decrease for 2010 versus 2009 reflects an extension of Federal R&D tax credits. The company’s consolidated global tax rate has declined as Zebra’s business continued to expand more rapidly in international regions that have lower tax rates.

Business Groups

Specialty Printing Group - Year to date

(Amounts in thousands, except percentages)

	Year Ended		Percent Change	Percent of Net Sales 2010	Percent of Net Sales 2009
	December 31, 2010	December 31, 2009
Net Sales
Tangible products	$834,392	$688,057	21.3	95.8	95.2
Service & software	36,644	34,499	6.2	4.2	4.8

Total net sales	871,036	722,556	20.5	100.0	100.0

Cost of Sales
Tangible products	437,936	392,298	11.6	50.3	54.3
Service & software	19,432	18,013	7.9	2.2	2.5

Total cost of sales	457,368	410,311	11.5	52.5	56.8

Gross profit	413,668	312,245	32.5	47.5	43.2
Operating expenses	183,770	164,124	12.0	21.1	22.7

Operating income (loss)	$229,898	$148,121	55.2	26.4	20.5

Specialty Printing Group – Year to date

Net sales for SPG increased 20.5% for 2010 as compared to 2009 with the highest percentage growth in sales occurring in Latin America and Asia Pacific, and the highest dollar growth occurring in North America, Latin America and the Europe, Middle East and Africa region.

The increase in sales was largely attributable to increased hardware sales, with notable increases in sales of high-performance and mid-range tabletop, desktop, mobile printers and aftermarket parts. Supplies sales increased from higher shipments of labels and thermal ribbons.

Gross profit for SPG increased from higher volumes and an improved product mix, with increased sales primarily in mobile, high-performance and mid-range table top printers, partially offset by $13,552,000 in higher freight costs in 2010. Gross profit was affected by unfavorable foreign currency movements which decreased gross profit by $12,172,000. As a percentage of sales, gross margin increased. The benefit of outsourcing printer production to a third party, higher volumes, improved product mix and continued cost control contributed to the increase in gross margin.

Printer unit volumes and average selling price information is summarized below:

	Year Ended
	December 31, 2010	December 31, 2009	Percent Change
Total printers shipped	1,057,744	850,230	24.4
Average selling price of printers shipped	$533	$522	2.1

For 2010, product unit volumes increased in nearly all printer product lines compared to the same periods of 2009, with notable volume increases in high-performance and midrange table top, desktop, and mobile. These increases were offset by a reduction in photo printers as this line was discontinued in 2009.

Operating expenses for SPG are summarized below (in thousands):

	Year Ended
	December 31, 2010	December 31, 2009	Increase / (Decrease)
Payroll and benefit costs	$112,824	$97,010	$15,814
Business development	17,996	15,530	2,466
Project expenses	6,646	4,411	2,235
Travel & entertainment	7,314	5,416	1,898
I.S. expenses	2,977	2,278	699
Recruiting Fees	761	272	489
Sales meeting expenses	883	441	442
Exit and restructuring costs	2,123	7,819	(5,696)
Other changes	32,246	30,947	1,299

Total operating expenses	$183,770	$164,124	$19,646

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

Zebra Enterprise Solutions - Year to date

(Amounts in thousands, except percentages)

	Year Ended		Percent Change	Percent of Net Sales 2010	Percent of Net Sales 2009
	December 31, 2010	December 31, 2009
Net Sales
Tangible products	$20,877	$12,987	60.8	24.3	16.0
Service & software	64,935	68,042	(4.6)	75.7	84.0

Total net sales	85,812	81,029	5.9	100.0	100.0
Cost of Sales
Tangible products	17,071	9,429	81.0	19.9	11.6
Service & software	21,540	23,124	(6.9)	25.1	28.5

Total cost of sales	38,611	32,553	18.6	45.0	40.2

Gross profit	47,201	48,476	(2.6)	55.0	59.8
Operating expenses	66,772	63,730	4.8	77.8	78.7

Operating loss	$(19,571)	$(15,254)	28.3	(22.8)	(18.9)

Zebra Enterprise Solutions – Year to date

ZES sales increased 5.9% for the year compared to 2009 primarily due to higher sales of hardware related to bookings and steady license revenue. ZES sales increased primarily in the automotive and industrial manufacturing verticals. Services remained steady in a difficult economy. Margins declined as a result of the change in sales mix.

ZES operating expenses are summarized below (in thousands):

	Year Ended		Increase / (Decrease)
	December 31, 2010	December 31, 2009
Payroll and benefit costs	$40,944	$37,576	$3,368
Business development	2,326	1,108	1,218
Outside professional services	2,539	1,696	843
Project expenses	1,203	508	695
Travel & entertainment	3,809	2,569	1,240
Exit, restructuring and integration costs	673	4,210	(3,537)
Impairment charges	—	(1,059)	1,059
Amortization expense	6,568	7,712	(1,144)
Litigation settlements	(1,082)	—	(1,082)
Other changes	9,792	9,410	382

Total operating expenses	$66,772	$63,730	$3,042

ZES operating expenses for the year were higher than the 2009 period due to increases in payroll and benefit costs, consulting, project expenses and travel and entertainment costs. These increases were offset due to lower provision required for receivables, reduced integration costs, and lower amortization expense due to an intangible asset being fully amortized at the end of 2009. Included in operating expenses for 2010 is a $1,082,000 in litigation settlement proceeds from escrow claims related to our acquisitions. See Note 20 of the Notes to the Consolidated Financial Statements for further information related to the escrow claim.

Comparison of Years Ended December 31, 2009 and 2008

Consolidated Results of Operations

(Amounts in thousands, except percentages)

	Year Ended

	December 31, 2009	December 31, 2008	Percent Change	Percent of Net Sales - 2009	Percent of Net Sales - 2008

Net Sales
Tangible products	$701,044	$871,587	(19.6)	87.2	89.2
Service & software	102,541	105,113	(2.4)	12.8	10.8

Total net sales	803,585	976,700	(17.7)	100.0	100.0
Cost of Sales
Tangible products	401,727	452,208	(11.2)	50.0	46.3
Service & software	41,137	45,187	(9.0)	5.1	4.6

Total cost of sales	442,864	497,395	(11.0)	55.1	50.9

Gross profit	360,721	479,305	(24.7)	44.9	49.1
Operating expenses	291,919	494,651	(41.0)	36.3	50.6

Operating income (loss)	68,802	(15,346)	548.3	8.6	(1.5)
Other income	1,721	3,433	(49.9)	0.2	0.3

Income (loss) before income taxes	70,523	(11,913)	692.0	8.8	(1.2)
Income taxes	23,419	26,508	(11.7)	2.9	2.7

Net income (loss)	$47,104	$(38,421)	222.6	5.9	(3.9)

Diluted earnings (loss) per share	$0.79	$(0.60)

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

Sales by product category were as follows (amounts in thousands, except percentages):

	Year Ended

Product Category	December 31, 2009	December 31, 2008	Percent Change	Percent of Net Sales - 2009	Percent of Net Sales - 2008

Hardware	$539,934	$692,638	(22.0)	67.1	70.9
Supplies	155,847	172,106	(9.4)	19.4	17.6
Service and software	102,541	105,113	(2.4)	12.8	10.8
Shipping and handling	5,263	6,843	(23.1)	0.7	0.7

Total sales	$803,585	$976,700	(17.7)	100.0	100.0

Sales to customers by geographic region were as follows (in thousands, except percentages):

	Year Ended		Percent Change	Percent of Net Sales - 2009	Percent of Net Sales - 2008
Geographic Region	December 31, 2009	December 31, 2008
Europe, Middle East and Africa	$294,296	$353,273	(16.7)	36.6	36.2
Latin America	65,060	76,489	(14.9)	8.1	7.8
Asia-Pacific	82,120	102,672	(20.0)	10.2	10.5

Total International	441,476	532,434	(17.1)	54.9	54.5
North America	362,109	444,266	(18.5)	45.1	45.5

Total sales	$803,585	$976,700	(17.7)	100.0	100.0

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

Operating Expenses

Operating expenses are summarized below (in thousands, except percentages):

	Year Ended		Percent Change	Percent of Net Sales 2009	Percent of Net Sales 2008
Operating Expenses	December 31, 2009	December 31, 2008
Selling and marketing	$102,535	$126,325	(18.8)	12.8	12.9
Research and development	86,390	95,800	(10.0)	10.7	9.8
General and administrative	81,395	81,644	—	10.1	8.4
Amortization of intangible assets	10,466	18,575	(43.7)	1.3	1.9
Litigation settlement	—	(5,302)	100.0	—	(0.5)
Asset impairment charges	(1,058)	157,600	(100.7)	(0.1)	16.1
Exit, restructuring and integration costs	12,191	20,009	(39.1)	1.5	2.0

Total operating expenses	$291,919	$494,651	(41.0)	36.3	50.6

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

Selling and Marketing Expenses

Selling and marketing expenses are summarized below (in thousands):

	Year Ended		Increase/(Decrease)
	December 31, 2009	December 31, 2008
Payroll and benefit costs	$64,920	$75,986	$(11,066)
Advertising and market development fund costs	17,781	23,078	(5,297)
Professional services expenses	2,826	3,434	(608)
Travel and entertainment expenses	5,681	8,133	(2,452)
Offsite meetings	418	3,659	(3,241)
Other changes	10,909	12,035	(1,126)

Total selling and marketing expenses	$102,535	$126,325	$(23,790)

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

Quarterly product development expenses fluctuate widely depending on the status of ongoing projects. We are committed to a long-term strategy of significant investment in product development. Research and development costs are summarized below (in thousands):

	Year Ended		Increase/(Decrease)
	December 31, 2009	December 31, 2008
Payroll and benefit costs	$63,323	$66,652	$(3,329)
Professional services expenses	5,165	7,144	(1,979)
Project expenses	4,765	8,341	(3,576)
Travel and entertainment expenses	1,867	2,445	(578)
Other changes	11,270	11,218	52

Total research and development costs	$86,390	$95,800	$(9,410)

The decreases are primarily related to cost reductions taken in 2008 which decreased research and development costs for the full year of 2009. Expenditures in this area were reduced as part of our corporate wide cost control efforts in a challenging economy.

General and Administrative Expenses

General and administrative expenses are summarized below (in thousands):

	Year Ended		Increase/(Decrease)
	December 31, 2009	December 31, 2008
Payroll and benefit costs	$38,609	$40,394	$(1,785)
Professional services expenses	12,474	10,626	1,848
Travel and entertainment expenses	1,332	2,172	(840)
Recruiting fees	216	2,888	(2,672)
Depreciation expense	9,869	8,101	1,768
Gain/loss on sale of assets and equipment	810	(1,127)	1,937
Other changes	18,085	18,590	(505)

Total general and administrative expenses	$81,395	$81,644	$(249)

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

Litigation Settlement

In 2008 Zebra received a litigation settlement related to our recent acquisition of WhereNet. See Note 20 for further information related to the litigation settlement.

Asset Impairment Charges

During the fourth quarter of 2008, we determined that certain impairment indicators existed related to identified intangible assets and conducted an additional impairment test of intangibles. Due to the deterioration of the economy and a significant reduction in the price of our stock, we determined that our goodwill and other intangible assets were impaired requiring total estimated impairment charges of $157,600,000 at December 31, 2008. Upon completion of a detailed second step impairment analysis we recorded a credit of $1,495,000 in the second quarter of 2009 to adjust a portion of our original goodwill impairment. In 2009, we also recorded an impairment charge for an intangible asset or $437,000. See Note 7 of the Consolidated Financial Statements included in this Annual Report on Form 10-K for a more detailed discussion of the asset impairment charges.

Exit, Restructuring and Integration Charges

For 2009, exit and restructuring costs were $8,985,000 and integration costs were $3,206,000. For 2008, exit and restructuring costs were $16,650,000 and integration costs were $3,359,000. The reduction is due to the substantial completion of our production outsourcing. See Note 9 of the Consolidated Financial Statements included in this Annual Report on Form 10-K for a more detailed discussion of the exit, restructuring and integration charges.

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

Operating Income (Loss)

The increase in operating income for 2009 over 2008 is the result of cost containment efforts, reduced exit, restructuring and integration costs and the impairment charge recorded in 2008. The operating loss for 2008 is the result of the impairment charges which totaled $157,600,000. See Note 7 of the Consolidated Financial Statements included in this Annual Report on Form 10-K for a more detailed discussion of the asset impairment charges. Also significantly contributing to the operating loss in 2008 were exit, restructuring and integrations costs of $20,009,000, offset by the WhereNet litigation settlement of $5,302,000.

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

Printer unit volumes and average selling price information is summarized below:

	Year Ended December 31,		Percent
	2009	2008	Change
Total printers shipped	850,230	972,478	(12.6)
Average selling price of printers shipped	$522	$603	(13.4)

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

Zebra Enterprise Solutions - Year to date

(Amounts in thousands, except percentages)

	Year Ended

	December 31, 2009	December 31, 2008	Percent Change	Percent of Net Sales - 2009	Percent of Net Sales - 2008
Net Sales
Tangible products	$12,987	$20,025	(35.1)	16.0	21.2
Service & software	68,042	74,216	(8.3)	84.0	78.8

Net sales	81,029	94,241	(14.0)	100.0	100.0
Cost of Sales
Tangible products	9,429	12,737	(26.0)	11.6	13.5
Service & software	23,124	30,321	(23.7)	28.5	32.2

Cost of sales	32,553	43,058	(24.4)	40.2	45.7

Gross profit	48,476	51,183	(5.3)	59.8	54.3
Operating expenses	63,730	217,149	(70.7)	78.7	230.4

Operating loss	$(15,254)	$(165,966)	(90.8)	(18.9)	(176.1)

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

ZES operating expenses are summarized below (in thousands):

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

ZES operating expenses for 2009 were lower than the 2008 level due to lower staffing levels which were offset by increased benefit costs and contract employees. Other operating expenses reductions resulted from cost containment efforts, collection of previously reserved accounts, reduced outside service costs, and lower amortization of intangibles due to asset write-downs in the fourth quarter of 2008. Amortization of intangibles was reduced by $5,099,000 for 2009 as compared to 2008. Included in operating expenses for 2008 is a $5,302,000 expense reduction related to a payment received from an escrow claim settlement related to our prior acquisition of WhereNet. See Note 20 of the Notes to the Consolidated Financial Statements for further information related to the WhereNet escrow claim net settlement and Note 7 for further information related to the impairment charges.

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

Revenue Recognition

Product revenue is recognized once four criteria are met: (1) we have persuasive evidence that an arrangement exits; (2) delivery has occurred and title has passed to the customer, which happens at the point of shipment (except in Asia where the terms are FOB destination) provided that no significant obligations remain; (3) the price is fixed and determinable; and (4) collectability is reasonably assured. Other items that affect our revenue recognition include:

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

Investments and Marketable Securities

Investments and marketable securities at December 31, 2010, consisted of the following:

U.S. government and agency securities	10.1%
Obligations of government sponsored enterprises (1)	2.7%
State and municipal bonds	63.7%
Corporate securities	23.5%

(1)	Includes investments in notes issued by the Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association and the Federal Home Loan Bank.

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

Trading and available-for-sale securities are recorded at fair value. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of discounts or premiums. Unrealized holding gains and losses on trading securities are included in earnings. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders’ equity until realized. As of December 31, 2010, Zebra’s investments in marketable debt securities are classified as available-for-sale. In addition, as of December 31, 2010, all of our investments in marketable debt securities with maturities greater than one year are classified as long-term investments on the balance sheet due to our ability to hold them until maturity.

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

We reserve for estimated credit losses based upon historical experience and specific customer collection issues. Over the last three years, accounts receivable reserves varied from 1.3% to 3.0% of total accounts receivable. Accounts receivable reserves as of December 31, 2010, were $2,161,000, or 1.4% of the balance due. We believe this reserve level is appropriate considering the quality of the portfolio as of December 31, 2010. While credit losses have historically been within expectations and the provisions established, we cannot guarantee that our credit loss experience will continue to be consistent with historical experience.

Inventories

We value our inventories at the lower of the actual cost to purchase or manufacture using the first-in, first-out (FIFO) method, or the current estimated market value. We review inventory quantities on hand and record a provision for excess and obsolete inventory based on forecasts of product demand and production requirements for the subsequent twelve months.

Over the last three years, our inventory reserves have ranged from 6.8% to 11.0% of gross inventory. As of December 31, 2010, inventory reserves were $9,837,000, or 8.0% of gross inventory. We believe this reserve level is appropriate considering the quantities and quality of the inventories as of December 31, 2010.

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

Due to the deterioration of the economy in 2008 and a significant reduction in the price of our stock, we performed an interim test of our goodwill in the fourth quarter of 2008 and determined that the goodwill associated with our ZES segment was impaired. See Note 7 of the Consolidated Financial Statements for further discussion of this impairment charge.

If we believe that one or more of the above indicators of impairment have occurred, we perform an impairment test. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. We generally determine the fair value of our reporting units using three valuation methods: Income Approach – Discounted Cash Flow Analysis, Market Approach – Guideline Public Company Method, and Market Approach – Comparative Transactions Method.

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

The results of these three methods are weighted based upon managements’ determination with more weight attached to the Income approach because it considers anticipated future financial performance. The Market approaches are based upon historical and current economic conditions which might not reflect the long term prospects or opportunities for our business segment being evaluated.

If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, we perform the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill.

Due to the deterioration of the economy and a significant reduction in the price of our stock, we determined that our goodwill from our 2007 and 2008 ZES acquisitions was impaired requiring total estimated goodwill impairment charges of $113,679,000 at December 31, 2008. Upon completion of a detailed second step impairment analysis we recorded a credit of $1,495,000 in the second quarter of 2009 to adjust a portion of the original estimated goodwill impairment for ZES.

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

During the fourth quarter of 2008, we determined that certain impairment indicators related to identified intangible assets existed and conducted an additional impairment test of intangibles. Due to the deterioration of the economy and a significant reduction in the price of our stock, we determined that our other intangible assets consisting of our 2007 and 2008 ZES acquisitions and intellectual property were impaired requiring total estimated impairment charges of $43,921,000 at December 31, 2008. The intangible asset impairment charges in our SPG segment were related primarily to radio frequency identification patents and patent rights. The intangible asset impairment charges in our ZES segment were related to customer relationships, technology, third party technology licenses and non-competition agreements. We recorded an impairment charge to a ZES intangible asset of $437,000 in 2009. No impairment charges were recorded in 2010.

Net intangible assets, long-lived assets and goodwill amounted to $290,622,000 as of December 31, 2010.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2008	$—
Additions based on tax positions related to 2008	4,000
Additions based on tax positions related to 2009	—
Additions based on tax positions related to 2010	—

Balance at December 31, 2010	$4,000

Zebra’s continuing practice is to recognize interest and penalties related to income tax matters as part of income tax expense. For the years ended December 31, 2010 and December 31, 2009, we did not accrue any interest or penalties into income tax expense.

Zebra has concluded all U.S. federal income tax audits for years through 2006. The tax years 2006 through 2009 remain open to examination by multiple state taxing jurisdictions. Tax authorities in the United Kingdom have completed income tax audits for tax years through 2006.

Included in deferred tax assets are amounts related to federal and state net operating losses that resulted from our acquisition of WhereNet Corp. As of December 31, 2010, we had approximately $21,932,000 of federal net operating loss carryforwards available to offset future taxable income which expire in 2022 through 2027. As of December 31, 2010, we also had approximately $27,134,000 of state net operating loss carryforwards which expire in 2012 through 2020. Zebra’s intention is to utilize these net operating loss carryforwards to offset future income tax expense. Under the United States Tax Reform Act of 1986, the amounts of benefits from net operating loss carryforwards may be impaired or limited in certain circumstances, including significant changes in ownership interests. In addition, as of December 31, 2010 Zebra had approximately $8,832,000 of foreign net operating loss carryforwards which currently can be carried forward indefinitely.

The effective income tax rate for the year ended December 31, 2010 was 29.8%.

Contingencies

We record estimated liabilities related to contingencies based on our estimates of the probable outcomes. Quarterly, we assess the potential liability related to pending litigation, tax audits and other contingencies and confirm or revise estimates and reserves as appropriate.

For further information regarding material pending legal proceedings, see Note 11 in the Notes to the Consolidated Financial Statements included in the Form 10-K.

Equity-Based Compensation

As of December 31, 2010, Zebra had an active equity-based compensation plan and a stock purchase plan available for future grants. We accounted for these plans in accordance with ASC 505 and ASC 718 (formerly SFAS No. 123(R), Share-Based Payments). Zebra recognizes compensation costs using the straight-line method over the vesting period of 1 month to 5 years. See Notes 2 and 15 to the Consolidated Financial Statements included in the Form 10-K for further information.

Liquidity and Capital Resources

(Amounts in thousands, except percentages):

	Year Ended
Rate of Return Analysis:	December 31, 2010	December 31, 2009
Average cash and marketable securities balances	$253,310	$235,803
Annualized rate of return	1.1%	1.2%

Average cash and marketable securities balances for the year of 2010 increased compared to 2009 as a result of increased cash provided by operations in 2010 versus 2009.

As of December 31, 2010, Zebra had $259,899,000 in cash, restricted cash, investments and marketable securities, compared with $246,721,000 at December 31, 2009. Factors affecting cash and investment balances during 2010 include the following (changes below include the impact of foreign currency):

•	Operations provided cash in the amount of $140,459,000, primarily from net income.
•	Accounts receivable increased $4,603,000 because of higher sales.
•	Inventories increased $33,884,000 due to increases in raw materials and finished goods.
•	Accounts payable increased $6,619,000, due to the timing of vendor payments and increased purchasing as a result of higher demand.
•	Accrued liabilities increased $15,386,000, due to increased bonus and benefit accruals.
•	Taxes payable increased $9,272,000 due to increased earnings.
•	Purchases of property and equipment totaled $30,721,000.
•	Net sales of investments totaled $102,485,000.
•	Purchases of treasury shares totaled $102,091,000. Zebra made open market repurchases of our shares under authorizations of the Board of Directors announced October 27, 2008 and August 3, 2010.
•	Stock option exercises and purchases under the stock purchase plan contributed $8,975,000.

Management believes that existing capital resources and funds generated from operations are sufficient to finance anticipated capital requirements.

Contractual Obligations

Zebra’s contractual obligations as of December 31, 2010 were (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$48,017	$12,269	$19,354	$7,908	$8,486
Deferred compensation liability	3,427	—	—	—	3,427
Deferred revenue	33,521	26,757	6,764	—	—
Purchase obligations	69,742	69,742	—	—	—

Total	$154,707	$108,768	$26,118	$7,908	$11,913

Purchase obligations are for purchases made in the normal course of business to meet operational requirements, primarily raw materials.

On August 14, 2008, Zebra entered into a revolving credit agreement for a five-year $100 million revolving credit facility. The funds under this credit agreement are available for general corporate purposes of Zebra and its subsidiaries in the ordinary course of business and other purposes permitted by the agreement. As of December 31, 2010, we had established letters of credit amounting to $3,858,000, which reduce the funds available for borrowing under the agreement. No amounts were outstanding under the credit agreement as of December 31, 2010.

On January 28, 2011, we entered into a Securities Purchase Agreement with Cargotec Corporation to sell all of our interest in the Navis business and MTS for approximately $190 million in cash. We are retaining the real time location, tags and readers portion of the WhereNet business, along with the WhereNet applications that are sold into non-maritime industries. The sale is expected to close in the first quarter of 2011.

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

In December 2010, the FASB issued update 2010-28, ASC 350, Intangibles – Goodwill and Other: When to Perfrom Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the FASB Emerging Issues Task Force). This updated guidance requires entities with reporting units with zero or negative carrying amounts to perform and additional test to determine if goodwill has been impaired and to calculate the amount of impairment (Step 2). This standard is effective for interim and annual periods beginning after December 15, 2010. This standard will not have a material effect upon our consolidated financial statements.

In December 2010, the FASB issued update 2010-29, ASC 805, Business Combinations: Disclosure of Supplementary Pro Forma Information for Business Combinations (a consensus of the FASB Emerging Issues Task Force). The standard provides updated guidance on the disclosures related to business combinations. This standard is effective for interim and annual periods beginning after December 15, 2010. This standard will not have a material effect upon our consolidated financial statements.

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

The following table sets forth the full year impact of a one-percentage point movement in interest rates on the value of Zebra’s investment portfolio (in thousands, except per share data).

	As of December 31,
Interest rate sensitive instruments	2010	2009
+1 percentage point movement
Effect on Pretax Income	$(1,974)	$(2,284)
Effect on Diluted EPS (after tax)	$(0.02)	$(0.03)
-1 percentage point movement
Effect on Pretax Income	$1,974	$2,284
Effect on Diluted EPS (after tax)	$0.02	$0.03

Because these securities are classified as available-for-sale under ASC 320 (formerly SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities), the impact of a one-percentage point movement in interest rates occurs over an extended period of time as investments are sold and the funds are subsequently reinvested.

Foreign Exchange Risk

We conduct business in over 100 countries throughout the world and, therefore, at times are exposed to risk based on movements in foreign exchange rates. On occasion, we invoice customers in their local currency and have a resulting foreign currency denominated revenue transaction and accounts receivable. We also purchase certain raw materials and other items in foreign currencies. We manage these risks using derivative financial instruments. See Note 10 of the Notes to the Consolidated Financial Statements included in this form 10-K for further discussions of hedging activities.

The following table sets forth the impact of a ten percent movement in the dollar/pound and dollar/euro rates measured as if Zebra did not engage in the selective hedging practices described above and in Note 10. It is based on the dollar/euro and dollar/pound exchange rates and euro and pound denominated assets and liabilities (in thousands, except per share data).

	As of December 31,
Foreign exchange	2010	2009
Dollar/pound
Effect on Pretax Income	$1,233	$575
Effect on Diluted EPS (after tax)	$0.02	$0.01
Dollar/euro
Effect on Pretax Income	$5,585	$2,805
Effect on Diluted EPS (after tax)	$0.07	$0.03
Euro/pound
Effect on Pretax Income	$0	$1,971
Effect on Diluted EPS (after tax)	$0.00	$0.02

Equity Price Risk

Zebra’s investment manager uses a variety of investment strategies, some of which involve the use of equity securities. Zebra utilizes a Value-at-Risk (VaR) model to determine the maximum potential one-day loss in the fair value of its interest rate, foreign exchange and equity price sensitive instruments.

From time to time, Zebra has taken direct equity positions in companies. These investments relate to potential acquisitions and other strategic business opportunities. To the extent that it has a direct investment in the equity securities of another company, Zebra is exposed to the risks associated with such investments. However, at the end of 2010 and 2009, Zebra held no equity positions.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on this assessment and those criteria, our management believes that, as of December 31, 2010, our internal control over financial reporting is effective. Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on Zebra’s internal control over financial reporting. Ernst & Young LLP’s report is included on page 56 of this report on Form 10-K.

Changes in Internal Control over Financial Reporting

In January 2008, Zebra began a program to update substantially all of its key financial systems. As portions of these systems are completed, they will be subject to the requirements related to internal control over financial reporting. The requirements for internal control over financial reporting are a fundamental element of the design and implementation of these systems. As of January 1, 2010, we changed the functional currency of our UK subsidiary from the pound to the U.S. dollar. As a result we modified and enhanced our reconciliation and management review controls over this subsidiary. The modified controls have been in effect since the conversion date. During 2010, we made additional changes to our controls and procedures as part of our ongoing monitoring of our controls. However, none of these changes has materially affected, or is reasonably likely to materially affect, and there were no other changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have audited Zebra Technologies Corporation internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Zebra Technologies Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Zebra Technologies Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Zebra Technologies Corporation as of December 31, 2010 and 2009, and the related consolidated statements of earnings (loss), comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010 and the schedule listed in the index at Item 15, our report dated February 24, 2011 expressed an unqualified opinion thereon.

/s/Ernst & Young LLP

Chicago, Illinois

February 24, 2011

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

We have adopted a Code of Ethics for Senior Financial Officers that applies to Zebra’s Chief Executive Officer, Chief Financial Officer and the Vice President, Finance. The Code of Ethics is posted on the Investor Relations – Corporate Governance page of Zebra’s Internet Web site, www.zebra.com, and is available for download. Any waiver from the Code of Ethics and any amendment to the Code of Ethics will be disclosed on such page of Zebra’s Web site

All other information in response to this item is incorporated by reference from the Proxy Statement sections entitled “Corporate Governance,” “Election of Directors,” “Board and Committees of the Board,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance.”.”

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of February 2011.

ZEBRA TECHNOLOGIES CORPORATION
By: /s/ Anders Gustafsson
Anders Gustafsson
Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, the report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/Anders Gustafsson Anders Gustafsson	Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2011

/s/Gerhard Cless Gerhard Cless	Executive Vice President, Director	February 24, 2011

/s/ Michael C. Smiley Michael C. Smiley	Chief Financial Officer (Principal Financial Officer)	February 24, 2011

/s/Todd R. Naughton Todd R. Naughton	Vice President, Finance (Principal Accounting Officer)	February 24, 2011

/s/Michael A. Smith Michael A. Smith	Director and Chairman of the Board of Directors	February 24, 2011

/s/ Andrew Ludwick Andrew Ludwick	Director	February 24, 2011

/s/Ross W. Manire Ross W. Manire	Director	February 24, 2011

/s/Robert J. Potter Robert J. Potter	Director	February 24, 2011

/s/ Richard Keyser Richard Keyser	Director	February 24, 2011

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

All other financial statement schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or related notes.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

of Zebra Technologies Corporation:

We have audited the accompanying consolidated balance sheets of Zebra Technologies Corporation (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of earnings (loss), comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index referenced in Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Zebra Technologies Corporation at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Zebra Technologies Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2011 expressed an unqualified opinion thereon.

/s/Ernst & Young LLP

Chicago, Illinois

February 24, 2011

ZEBRA TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	December 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$47,476	$38,943
Restricted cash	1,378	1,725
Investments and marketable securities	125,567	114,064
Accounts receivable, net of allowances of $2,161 in 2010 and $2,186 in 2009	154,146	150,992
Inventories, net	113,742	79,926
Deferred income taxes	19,162	10,792
Income taxes receivable	—	4,724
Prepaid expenses and other current assets	14,833	9,771

Total current assets	476,304	410,937

Property and equipment at cost, net of accumulated depreciation and amortization	88,983	77,589
Long term deferred income taxes	21,254	35,842
Goodwill	151,933	153,225
Other intangibles, net	49,706	55,982
Long term investments and marketable securities	85,478	91,989
Other assets	5,206	4,915

Total assets	$878,864	$830,479

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$35,304	$28,137
Accrued liabilities	68,090	52,591
Deferred revenue	26,757	24,082
Income taxes payable	5,900	—

Total current liabilities	136,051	104,810
Deferred rent	2,406	4,108
Other long-term liabilities	10,375	9,432

Total liabilities	148,832	118,350

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock	—	—
Class A Common Stock	722	722
Additional paid-in capital	129,715	136,104
Treasury stock	(462,029)	(385,831)
Retained earnings	1,070,973	969,195
Accumulated other comprehensive income (loss)	(9,349)	(8,061)

Total stockholders’ equity	730,032	712,129

Total liabilities and stockholders’ equity	$878,864	$830,479

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

(Amounts in thousands, except per share data)

	Year Ended December 31,
	2010	2009	2008
Net sales
Net sales of tangible products	$855,269	$701,044	$871,587
Revenue from services and software	101,579	102,541	105,113

Total net sales	956,848	803,585	976,700

Cost of sales
Cost of sales of tangible products	455,007	401,727	452,208
Cost of services and software	40,972	41,137	45,187

Total cost of sales	495,979	442,864	497,395

Gross profit	460,869	360,721	479,305

Operating expenses:
Selling and marketing	122,689	102,535	126,325
Research and development	101,930	86,390	95,800
General and administrative	79,710	81,395	81,644
Amortization of intangible assets	9,573	10,466	18,575
Litigation settlement	(1,082)	—	(5,302)
Exit, restructuring and integration costs	4,197	12,191	20,009
Asset impairment charges	—	(1,058)	157,600

Total operating expenses	317,017	291,919	494,651

Operating income (loss)	143,852	68,802	(15,346)

Other income (expense):
Investment income	2,681	2,933	1,281
Foreign exchange gain (loss)	(213)	(45)	3,518
Other, net	(1,385)	(1,167)	(1,366)

Total other income	1,083	1,721	3,433

Income (loss) before income taxes	144,935	70,523	(11,913)

Income taxes	43,157	23,419	26,508

Net income (loss)	$101,778	$47,104	$(38,421)

Basic earnings (loss) per share	$1.78	$0.79	$(0.60)
Diluted earnings (loss) per share	$1.77	$0.79	$(0.60)

Basic weighted average shares outstanding	57,143	59,306	64,524
Diluted weighted average and equivalent shares outstanding	57,428	59,425	64,524

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Amounts in thousands)

	Year Ended December 31,
	2010	2009	2008
Net income (loss)	$101,778	$47,104	$(38,421)

Other comprehensive income (loss):
Unrealized gain/(loss) on hedging transactions, net of income taxes	(949)	19	5,750
Unrealized holding gains/(losses) on investments, net of income taxes	(406)	737	(543)
Foreign currency translation adjustment	67	3,972	(22,991)

Comprehensive income (loss)	$100,490	$51,832	$(56,205)

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands)

	Class A Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2007	$722	$141,522	$(205,058)	$960,512	$4,995	$902,693
Repurchase of 6,008,232 shares of Class A Common Stock	—	—	(157,582)	—	—	(157,582)
Issuance of 499,576 treasury shares upon exercise of stock options, purchases under stock purchase plan and grants of restricted stock awards	—	(11,348)	18,493	—	—	7,145
Additional tax benefit resulting from exercise of options	—	(275)	—	—	—	(275)
Equity-based compensation	—	14,962	—	—	—	14,962
Net loss	—	—	—	(38,421)	—	(38,421)
Unrealized holding loss on investments (net of income taxes)	—	—	—	—	(543)	(543)
Unrealized holding gain on hedging transactions (net of income taxes)	—	—	—	—	5,750	5,750
Foreign currency translation adjustment	—	—	—	—	(22,991)	(22,991)
Balance at December 31, 2008	$722	$144,861	$(344,147)	$922,091	$(12,789)	$710,738
Repurchase of 3,173,182 shares of Class A Common Stock	—	—	(65,445)	—	—	(65,445)
Issuance of 691,176 treasury shares upon exercise of stock options, purchases under stock purchase plan and grants of restricted stock awards	—	(18,789)	23,761	—	—	4,972
Additional tax benefit resulting from exercise of options	—	(1,435)	—	—	—	(1,435)
Equity-based compensation	—	11,467	—	—	—	11,467
Net income	—	—	—	47,104	—	47,104
Unrealized holding gain on investments (net of income taxes)	—	—	—	—	737	737
Unrealized holding gain on hedging transactions (net of income taxes)	—	—	—	—	19	19
Foreign currency translation adjustment	—	—	—	—	3,972	3,972
Balance at December 31, 2009	$722	$136,104	$(385,831)	$969,195	$(8,061)	$712,129
Repurchase of 3,349,286 shares of Class A Common Stock	—	—	(102,091)	—	—	(102,091)
Issuance of 765,078 treasury shares upon exercise of stock options, purchases under stock purchase plan and grants of restricted stock awards	—	(16,918)	25,893	—	—	8,975
Additional tax benefit resulting from exercise of options	—	(1,342)	—	—	—	(1,342)
Equity-based compensation	—	11,871	—	—	—	11,871
Net income	—	—	—	101,778	—	101,778
Unrealized holding loss on investments (net of income taxes)	—	—	—	—	(406)	(406)
Unrealized holding loss on hedging transactions (net of income taxes)	—	—	—	—	(949)	(949)
Foreign currency translation adjustment	—	—	—	—	67	67
Balance at December 31, 2010	$722	$129,715	$(462,029)	$1,070,973	$(9,349)	$730,032

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net income (loss)	$101,778	$47,104	$(38,421)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	31,209	32,913	38,581
Equity-based compensation	11,871	11,467	14,962
Asset impairment charges	—	(1,058)	157,600
Impairment of investments	—	958	7,271
Excess tax benefit from share-based compensation	(244)	(13)	(192)
Loss (gain) on sale of assets	(58)	829	(1,121)
Deferred income taxes	(1,347)	12,550	(23,138)
Changes in assets and liabilities, net of businesses acquired:
Accounts receivable, net	(4,603)	8,747	(21,891)
Inventories, net	(33,884)	22,315	(26,222)
Other assets	(3,993)	(733)	(2,758)
Accounts payable	6,619	(16,105)	17,891
Accrued liabilities	15,386	(16,315)	1,429
Deferred revenue	3,414	4,966	11,281
Income taxes payable	16,980	(2,008)	(1,002)
Other operating activities	(2,669)	81	4,012

Net cash provided by operating activities	140,459	105,698	138,282

Cash flows from investing activities:
Purchases of property and equipment	(30,721)	(24,890)	(40,889)
Proceeds from sale of asset	—	—	14,796
Acquisition of businesses, net of cash acquired	—	—	(18,588)
Acquisition of intangible assets	(3,497)	(425)	(1,384)
Purchases of investments	(382,091)	(329,292)	(723,791)
Maturities of investments	274,208	257,936	592,749
Proceeds from sales of investments	102,485	56,020	198,541

Net cash provided by (used in) investing activities	(39,616)	(40,651)	21,434

Cash flows from financing activities:
Purchase of treasury shares	(102,091)	(65,445)	(157,582)
Proceeds from exercise of stock options and stock purchase plan purchases	8,975	4,972	7,145
Excess tax benefit from share-based compensation	244	13	192

Net cash used in financing activities	(92,872)	(60,460)	(150,245)

Effect of exchange rate changes on cash	562	1,089	(14,415)

Net increase (decrease) in cash and cash equivalents	8,533	5,676	(4,944)
Cash and cash equivalents at beginning of year	38,943	33,267	38,211

Cash and cash equivalents at end of year	$47,476	$38,943	$33,267

Supplemental disclosures of cash flow information:
Income taxes paid	$26,563	$10,742	$49,092

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 Description of Business

Zebra Technologies Corporation and its wholly-owned subsidiaries (Zebra) design, manufacture, sell and support a broad range of direct thermal and thermal transfer label printers, radio frequency identification printer/encoders, dye sublimation card printers, real-time locating solutions, related accessories and support software. These products are used principally in automatic identification (auto ID), data collection and personal identification applications and are distributed world-wide through a network of resellers, distributors and end users representing a wide cross-section of industrial, service and government organizations.

In 2008 and 2007, we acquired WhereNet Corp., proveo AG, Navis Holdings, LLC and Multispectral Solutions Inc., which we refer to as Zebra Enterprise Solutions Group (ZES). In 2009 and 2008, we integrated these businesses into a single business group and are reporting their results separately from our specialty printing business. Together, these ZES companies give Zebra the ability to deliver more high-value applications that help our customers identify, track and manage assets, transactions and people. The solutions these companies provide are sold on a contract basis and are typically installed over several quarters. These contracts cover a range of services, including design, installation and ongoing maintenance services. On January 31, 2011, we announced a definitive agreement to sell the Navis operations and certain other assets of ZES. Upon completion of the transaction, which is expected to occur in the first quarter of 2011, we will consolidate the remaining operations of ZES into Zebra’s SPG segment and no longer report ZES as a separate segment, as the remaining ZES entities will not be material.

Note 2 Summary of Significant Accounting Policies

Principles of Consolidation. These consolidated financial statements were prepared on a consolidated basis to include the accounts of Zebra and its wholly owned subsidiaries. All significant intercompany accounts, transactions and unrealized profit were eliminated in consolidation.

Fiscal Calendar. Zebra operates on a 4 week/4 week/5 week fiscal quarter, and each fiscal quarter ends on a Saturday. The fiscal year always begins on January 1 and ends on December 31. This fiscal calendar results in some fiscal quarters being either greater than or less than 13 weeks, depending on the days of the week those dates fall. During the 2010 fiscal year, our quarter end dates were as follows:

•	April 3,
•	July 3,
•	October 2, and
•	December 31.

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

Restricted Cash. Zebra has two types of restricted cash. In the Netherlands, we have an agreement with the import authorities to place €1,000,000 in a bank deposit account, which acts as security for the VAT payable. This deferment agreement allows Zebra to simply quote our deferment number at import and quickly clear customs without the need to pay VAT. The bank deposit account cannot be accessed or used without cancelling the deferment agreement. The remaining restricted cash primarily collateralizes payroll guarantees in a foreign jurisdiction.

Investments and Marketable Securities. Investments and marketable securities at December 31, 2010, consisted of U.S. government and agency securities, state and municipal bonds, corporate bonds, and other interests. Zebra classifies its debt and marketable equity securities in one of three categories: trading, available-for-sale or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those debt securities that Zebra has the ability and intent to hold until maturity. All securities not included in trading or held-to-maturity are classified as available-for-sale.

Trading and available-for-sale securities are recorded at fair value. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of discounts or premiums. Unrealized holding gains and losses on trading securities are included in earnings. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders’ equity until realized. As of December 31, 2010, our investments and marketable securities are classified as available-for-sale securities except for those securities held in the deferred compensation plan which would be considered trading securities. In addition, all investments in marketable debt securities with maturities greater than one year are classified as long-term in the balance sheet due to our ability and intent to hold them until maturity.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2008	$—
Additions based on tax positions related to 2008	4,000
Additions based on tax positions related to 2009	—
Additions based on tax positions related to 2010	—

Balance at December 31, 2010	$4,000

Zebra’s continuing practice is to recognize interest and penalties related to income tax matters as part of income tax expense. For the years ended December 31, 2010 and December 31, 2009, we did not accrue any interest or penalties into income tax expense.

Goodwill and Other Intangibles. Goodwill represents the unamortized excess of the cost of acquiring a business over the fair values of the net assets received at the date of acquisition. Goodwill is no longer being amortized, as required by ASC 350.

We test the impairment of goodwill each year or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We completed our last annual assessment during June 2010. At that time, no adjustment to goodwill was necessary due to impairment. Due to economic conditions in late 2008, we performed an additional assessment of our goodwill during December 2008 and found the goodwill of our Zebra Enterprise Solutions Group to be impaired. See Note 7 for further information related to goodwill impairment charges.

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

If we believe that one or more of the above indicators of impairment have occurred and the undiscounted cash flow test has failed in the case of amortizable assets, we measure impairment by comparing the carrying value of the asset group to its fair value, which is estimated by using projected discounted cash flows and using a discount rate that incorporates the risk inherent in the cash flows. Due to economic conditions in 2008, we performed an assessment of our identifiable intangibles during December 2008 and found that several of our identifiable intangible assets were impaired. See Note 7 for further information related to asset impairment charges.

Other intangible assets capitalized consist primarily of current technology, customer relationships and patents and patent rights. These assets are recorded at cost and amortized on a straight-line basis over a weighted-average life of 5.0 years, which approximates the estimated useful lives. Weighted average lives remaining by intangible asset class are as follows: Current technology 3.1 years; Patent and patent rights 2.9 years; Customer relationships 9.5 years.

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

Zebra records payments to resellers of its product as reductions to revenue unless these payments meet the requirements for operating expense treatment under ASC 605. See the market development funds accounting policy for further details.

Revenue includes all customer billings for shipping and handling charges. The related costs of shipping and handling revenue are recorded as cost of goods sold.

ZES has fixed fee software implementation projects, for which we use the percentage of completion method for revenue recognition. Under this method of accounting, we recognize revenue based on the ratio of costs incurred to total estimated costs. Contract terms generally provide for progress billings on advance terms or based on completion of certain phases of the work. At December 31, 2010, unbilled revenue was $7,401,000 and receivables for contracts in progress included in accounts receivable were $12,291,000. At December 31, 2009, unbilled revenue was $8,480,000 and receivables for contracts in progress included in accounts receivable were $14,682,000.

Research and Development Costs. Research and development costs are expensed as incurred. These costs include:

•	Salaries, benefits, and other R&D personnel related costs,
•	Consulting and other outside services used in the R&D process,
•	Engineering supplies,
•	Engineering related information systems costs, and
•	Allocation of building and related costs.

Advertising. Advertising costs are expensed as incurred. Advertising expenses for the years ended December 31, 2010, 2009 and 2008 totaled $7,115,000, $6,118,000 and $7,318,000, respectively.

Market Development Funds. Zebra makes market development funds available to its resellers to support demand generation activity by the resellers. These funds require the reseller to provide specific services or benefits to Zebra and substantiate the fair value of such services rendered. Zebra reimburses resellers for agreed activities up to the amounts approved by Zebra. These payments are treated as marketing costs consistent with the requirements of ASC 605. Any payments to resellers that do not meet these requirements are recorded as reductions to revenue.

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

	Year Ended December 31,
Warranty Reserve	2010	2009	2008
Balance at the beginning of the year	$ 3,813	$ 2,814	$ 3,411
Warranty expense	6,427	4,629	4,094
Warranty payments	(5,686)	(3,630)	(4,691)

Balance at the end of the period	$ 4,554	$ 3,813	$ 2,814

In the European Union, we have an obligation to recycle printers. We reserve for this obligation based on the number of new printers sold after August 13, 2005, and printers sold prior to that date that are returned to us upon our sale of a new printer to a customer. The following is a summary of Zebra’s accrued recycling obligation (in thousands):

	Year Ended December 31,
Recycling Reserve	2010	2009	2008
Balance at the beginning of the year	$ 1,001	$ 1,207	$ 3,706
Recycling expense	114	324	1,664
Reserve adjustment	—	(640)	(3,757)
Recycling payments	(8)	(13)	(3)
Other adjustments	6	123	(403)

Balance at the end of the period	$ 1,113	$ 1,001	$ 1,207

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

In accordance with ASC 815 we recognize derivative instruments and hedging activities as either assets or liabilities on the balance sheet and measure them at fair value. Gains and losses resulting from changes in fair value are accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting. See Note 10 for additional information on our derivatives and hedging activities.

Equity-Based Compensation. At December 31, 2010, Zebra had a general equity-based compensation plan and a stock purchase plan under which shares of our common stock was available for future grants and sales, and which are described more fully in Note 15. We account for these plans in accordance with ASC 505 and ASC 718. Zebra recognizes compensation costs using the straight-line method over the vesting period of 1 month to 5 years.

The compensation expense and the related income tax benefit for share-based payments were included in the Consolidated Statement of Earnings (Loss) as follows (in thousands):

	For the years ended December 31,
Compensation costs and related income tax benefit:	2010	2009	2008
Cost of sales	$1,216	$1,198	$1,206
Selling and marketing	2,010	1,954	2,849
Research and development	1,610	1,709	2,426
General and administration	7,035	6,606	8,083
Acquisition integration expenses	—	—	398

Total compensation expense	$11,871	$11,467	$14,962

Income tax benefit	$4,095	$3,956	$5,162

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

Foreign Currency Translations. The consolidated balance sheets of Zebra’s foreign subsidiaries, not having a U.S. dollar functional currency, are translated into U.S. dollars using the year-end exchange rate, and statement of earnings items are translated using the average exchange rate for the year. The resulting translation gains or losses are recorded in stockholders’ equity as a cumulative translation adjustment, which is a component of accumulated other comprehensive income (loss).

Acquisition Costs. Zebra periodically has external expenditures related to potential acquisitions. During 2008 and previously, these expenditures were recorded as prepaid expenses until such time as Zebra either completed the transaction or abandoned the transaction. If the transaction completed, the costs were treated as part of the cost of the acquisition. If the transaction was abandoned, the costs were expensed during the period in which it was abandoned. In 2009, Zebra expensed these costs as incurred in accordance with the adoption of ASC 805.

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of. Zebra accounts for long-lived assets in accordance with the provisions of ASC 350. The statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the sum of the undiscounted cash flows expected to result from the use and the eventual disposition of the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. See Note 7 for further information related to impairment charges.

Recently Issued Accounting Pronouncements. In October 2009, the FASB issued update 2009-13, ASC 605, Revenue Recognition: Multiple –Deliverable Revenue Arrangements-a consensus of the FASB Emerging Issues Task Force. The revised guidance provides for two significant changes to existing multiple element arrangement guidance. The first relates to the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. This change is significant as it will likely result in the requirement to separate more deliverables within an arrangement, ultimately leading to less revenue deferral. The second change modifies the manner in which the transaction consideration is allocated across the separately identifiable deliverables. These changes are likely to result in earlier recognition of revenue for multiple-element arrangements than under previous guidance. This standard is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. This standard will not have a material effect upon our consolidated financial statements.

In October 2009, the FASB issued update 2009-14, ASC 985, Software: Certain Revenue Arrangements That Include Software Elements – a consensus of the FASB Emerging Issues Task Force. This updated guidance is expected to significantly affect how entities account for revenue arrangements that contain both hardware and software elements. This standard is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. This standard will not have a material effect upon our consolidated financial statements.

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

In December 2010, the FASB issued update 2010-28, ASC 350, Intangibles – Goodwill and Other: When to Perfrom Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the FASB Emerging Issues Task Force). This updated guidance requires entities with reporting units with zero or negative carrying amounts to perform and additional test to determine if goodwill has been impaired and to calculate the amount of impairment (Step 2). This standard is effective for interim and annual periods beginning after December 15, 2010. This standard will not have a material effect upon our consolidated financial statements.

In December 2010, the FASB issued update 2010-29, ASC 805, Business Combinations: Disclosure of Supplementary Pro Forma Information for Business Combinations (a consensus of the FASB Emerging Issues Task Force). The standard provides updated guidance on the disclosures related to business combinations. This standard is effective for interim and annual periods beginning after December 15, 2010. This standard will not have a material effect upon our consolidated financial statements.

Reclassifications . Certain amounts in the prior years’ financial statements have been reclassified to conform to the current year’s presentation. Selling and marketing expenses of $2,336,000 and research and development expenses of $1,301,000 for the year ended December 31, 2009 have been reclassified from general and administrative expenses. Selling and marketing expenses of $4,890,000 and research and development expenses of $1,351,000 for the year ended December 31, 2008 have been reclassified from general and administrative expenses to realign Zebra’s SPG product management group. Prior period amounts will differ in these categories from amounts previously reported.

Subsequent events. We have evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through the date the financial statements were issued. See Note 23 Subsequent Events.

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

Included in our investment portfolio are three auction rate security instruments. These instruments are classified as available-for-sale securities and are reflected at fair value. Due to events in credit markets, however, the auction events for the instruments held by Zebra as of December 31, 2010, are failed. Therefore, the fair values of these securities are estimated utilizing broker quotations, discounted cash flow analysis or other types of valuation adjustment methodologies at December 31, 2010. These analyses consider, among other items, the collateral underlying the security instruments, the creditworthiness of the counterparty, the timing of expected future cash flows, estimates of the next time the security is expected to have a successful auction, and Zebra’s intent and ability to hold such securities until credit markets improve. These securities were also compared, when possible, to other securities with similar characteristics. In June 2010, one of the four auction rate securities held at the end of 2009 was called by the issuer and redeemed at par value. Zebra received proceeds in the amount of $1,650,000 and adjusted other comprehensive income by $200,000. See Level 3 table below for more details.

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

Financial assets and liabilities carried at fair value as of December 31, 2010, are classified below (in thousands):

	Level 1	Level 2	Level 3	Total

Assets:
U.S. government and agency securities	$21,318	$—	$—	$21,318
Obligations of government-sponsored enterprises (1)	5,785	—	—	5,785
State and municipal bonds	131,626	—	2,683	134,309
Corporate securities	46,683	—	2,914	49,597
Other investments	36	—	—	36

Investments subtotal	205,448	—	5,597	211,045
Forward contracts (2)	3,275	—	—	3,275
Money market investments related to the deferred compensation plan	3,427	—	—	3,427

Total assets at fair value	$212,150	$—	$5,597	$217,747

Liabilities:
Liabilities related to the deferred compensation plan	$3,427	$—	$—	$3,427

Total liabilities at fair value	$3,427	$—	$—	$3,427

Financial assets and liabilities carried at fair value as of December 31, 2009, are classified below (in thousands):

	Level 1	Level 2	Level 3	Total

Assets:
U.S. government and agency securities	$12,811	$—	$—	$12,811
Obligations of government-sponsored enterprises (1)	10,666	—	—	10,666
State and municipal bonds	161,839	—	4,133	165,972
Corporate securities	13,654	—	2,914	16,568
Other investments	36	—	—	36

Investments subtotal	199,006	—	7,047	206,053
Forward contracts (2)	851	—	—	851
Money market investments related to the deferred compensation plan	3,155	—	—	3,155

Total assets at fair value	$203,012	$—	$7,047	$210,059

Liabilities:
Liabilities related to the deferred compensation plan	$3,155	$—	$—	$3,155

Total liabilities at fair value	$3,155	$—	$—	$3,155

1)	Includes investments in notes issued by the Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association and the Federal Home Loan Bank.
2)	The fair value of forward contracts are calculated as follows:
a.	Fair value of forward collar contract associated with forecasted sales hedges are calculated using the midpoint of ask and bid rates for similar contracts.

b.	Fair value of regular forward contracts associated with forecasted sales hedges are calculated using the period-end exchange rate adjusted for the discount rate (3 month LIBOR rate).
c.	Fair value of balance sheet hedges are calculated at the period end exchange rate adjusted for current forward points unless the hedge has been traded but not settled at period end. If this is the case, the fair value is calculated at the rate at which the hedge is being settled.

The following table presents Zebra’s activity for assets measured at fair value on a recurring basis using significant unobservable inputs, Level 3 as defined in ASC 820 for the years ended December 31 (in thousands):

	Year Ended
	December 31, 2010	December 31, 2009

Balance at beginning of the year	$7,047	$7,047
Transfers to Level 3	—	—
Total losses (realized or unrealized):
Included in earnings	—	—
Included in other comprehensive income (loss)	200	—
Purchases and settlements (net)	(1,650)	—

Balance at end of period	$5,597	$7,047

Total gains and (losses) for the period included in earnings attributable to the change in unrealized losses relating to assets still held at end of period	$—	$—

As of December 31, 2010 and December 31, 2009, there were no other Level 3 unrealized losses that Zebra believes to be other-than-temporary. No realized gains or losses were recorded for the years ended December 31, 2010, 2009 and 2008.

The following is a summary of short-term and long-term investments at December 31, 2010 and December 31, 2009 (in thousands):

	As of December 31, 2010

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

U.S. government and agency securities	$21,226	$98	$(6)	$21,318
Obligations of government-sponsored enterprises	5,731	54	—	5,785
State and municipal bonds	134,370	402	(463)	134,309
Corporate securities	49,884	199	(486)	49,597
Other investments	36	—	—	36

Total investments	$211,247	$753	$(955)	$211,045

	As of December 31, 2009

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

U.S. government and agency securities	$12,931	$45	$(165)	$12,811
Obligations of government-sponsored enterprises	10,589	82	(5)	10,666
State and municipal bonds	165,366	1,177	(571)	165,972
Corporate securities	16,680	306	(418)	16,568
Other investments	36	—	—	36

Total investments	$205,602	$1,610	$(1,159)	$206,053

The maturity dates of investments as of December 31, 2010 are as follows (in thousands):

	As of December 31, 2010

	Amortized Cost	Estimated Fair Value
Less than 1 year	$125,292	$125,567
1 to 5 years	85,216	84,725
6 to 10 years	739	753
Thereafter	—	—

Total	$211,247	$211,045

The carrying value for Zebra’s financial instruments classified as current assets (other than short-term investments) and current liabilities approximate fair value due to short maturities.

Note 4 Investments and Marketable Securities

We classify our investments in marketable debt securities as available-for-sale. As of December 31, 2010, all of our investments in marketable debt securities with maturities greater than one year are classified as long-term in the balance sheet due to our ability to hold them until maturity.

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

Changes in unrealized gains and losses on available-for-sale securities are included in these financial statements as follows (in thousands):

	Year Ended December 31,

	2010	2009	2008
Changes in unrealized gains and losses on available-for- sale securities, net of tax, recorded in accumulated other comprehensive income (loss)	$(406)	$737	$(543)

The following table shows the number, aggregate market value and unrealized losses (in thousands) of investments with market values that were less than amortized cost as of December 31, 2010. These lower market values are primarily caused by fluctuations in credit spreads. Market values are expected to recover to the amortized cost prior to maturity.

	Unrealized Loss < 12 months			Unrealized Loss > 12 months
	Number of investments	Aggregate Market Value	Unrealized Losses	Number of investments	Aggregate Market Value	Unrealized Losses

Government securities	—	—	$—	1	$610	$(6)
State and municipal bonds	10	17,707	(6)	13	20,461	(457)
Corporate Securities	3	4,029	(8)	12	13,850	(478)

Total	13	$21,736	$(14)	26	$34,921	$(941)

As of December 31, 2009, the number, aggregate market value and unrealized losses (in thousands) of investments with market values that were less than amortized cost were:
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

Using the specific identification method, the proceeds and realized gains on the sales of available-for-sale securities were as follows (in thousands):

	2010	2009	2008

Proceeds	$102,485	$56,020	$165,177
Realized gains	458	260	376
Realized losses	(198)	(219)	(901)
Net realized losses included in other comprehensive income (loss) as of the end of the prior year	(264)	(26)	(441)

Note 5 Inventories

The components of inventories are as follows (in thousands):

	As of
	December 31, 2010	December 31, 2009
Raw material	$33,441	$27,953
Work in process	171	162
Deferred costs of long-term contracts	482	1,937
Finished goods	89,485	58,928

Total inventories, gross	123,579	88,980
Inventory reserves	(9,837)	(9,054)

Total inventories, net	$113,742	$79,926

Note 6 Property and Equipment

Property and equipment, which includes assets under capital leases, is comprised of the following (in thousands):

	December 31,

	2010	2009

Buildings	$2,036	$2,036
Land	471	320
Machinery, equipment and tooling	77,873	74,311
Furniture and office equipment	11,695	11,191
Computers and software	81,306	81,096
Automobiles	20	20
Leasehold improvements	12,924	11,637
Projects in progress – computers and software	26,844	11,594
Projects in progress - other	10,600	3,275

	223,769	195,480
Less accumulated depreciation and amortization	(134,786)	(117,891)

Net property and equipment	$88,983	$77,589

Other items related to property and equipment are as follows (in thousands):

	December 31,

	2010	2009

Unamortized computer software costs	$17,509	$21,545

	Year Ended December 31,

	2010	2009	2008

Amortization of capitalized software	$5,624	$6,212	$5,058
Total depreciation expense charged to income	21,636	22,447	20,006

Note 7 Goodwill and Other Intangible Asset Data

Intangible asset data are as follows (in thousands):

	As of December 31, 2010
	Gross Amount	Accumulated Amortization	Net Amount
Amortized intangible assets
Current technology	$31,846	$(20,743)	$11,103
Patent and patent rights	17,160	(9,351)	7,809
Customer relationships	44,670	(13,876)	30,794

Total	$93,676	$(43,970)	$49,706

Amortization expense for the year ended December 31, 2010		$9,573

During the second quarter of 2010, Zebra entered into an agreement with an international technology provider to acquire patents and patent rights related to card printer solutions technology. The agreement required total consideration in the amount of approximately $3,047,000 or € 2,400,000, of which Zebra has paid in full through the end of 2010. This agreement provides Zebra with a new distribution partner and enhanced technology solutions and software.

	As of December 31, 2009
	Gross Amount	Accumulated Amortization	Net Amount
Amortized intangible assets
Current technology	$32,038	$(17,071)	$14,967
Patent and patent rights	13,663	(6,774)	6,889
Customer relationships	44,822	(10,696)	34,126

Total	$90,523	$(34,541)	$55,982

Amortization expense for the year ended December 31, 2009		$10,466

Estimated amortization expense:
For the year ended December 31, 2011	9,553
For the year ended December 31, 2012	8,899
For the year ended December 31, 2013	7,550
For the year ended December 31, 2014	4,511
For the year ended December 31, 2015	3,797
Thereafter	15,396

Total	$49,706

Certain of our intangible assets including goodwill are denominated in foreign currency and, as such, include the effects of foreign currency translation.

	December 31, 2010	December 31, 2009
Unamortized intangible assets
Goodwill at gross cost	$265,799	$265,799
Impairment charges	(112,184)	(112,184)
Foreign exchange impact	(1,682)	(390)

Goodwill	$151,933	$153,225

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

We performed our annual impairment test in June 2010 and determined that our goodwill was not impaired as of the end of May 2010.

Changes in the net carrying value amount of goodwill were as follows (in thousands):

	ZES	SPG	Total

Goodwill at December 31, 2008	80,837	70,519	151,356
Impairment reversal	1,495	—	1,495
Foreign exchange impact	304	70	374

Goodwill at December 31, 2009	$82,636	$70,589	$153,225
Impairment reversal	—	—	—
Foreign exchange impact	(1,292)	—	(1,292)

Goodwill at December 31, 2010	$81,344	$70,589	$151,933

During 2010, we acquired intangible assets in the amount of $3,497,000 for patents and other intellectual property. During 2009, we acquired intangible assets in the amount of $425,000 for patent rights. These intangible assets have an estimated useful life of 2 to 9 years. In conjunction with our goodwill impairment testing in 2008, we also tested our identifiable intangible assets and found several of them to be impaired resulting in an additional impairment charge of $28,937,000 to our ZES segment and $14,680,000 to our SPG segment. The intangible asset impairment charges in our SPG segment in were related primarily to radio frequency identification patents and patent rights. The intangible asset impairment charges in our ZES segment were related to customer relationships, technology, third party technology licenses and non-competition agreements.

Note 8 Other Assets

Other assets consist of the following (in thousands):

	December 31,

	2010	2009

Money market investments related to the deferred compensation plan (See Note 16)	$3,427	$3,155
Long-term equity securities	527	532
Deposits	1,194	1,120
Other long-term assets	58	108

Total	$5,206	$4,915

Note 9 Costs Associated with Exit or Disposal Activities

During 2008, we initiated two different plans to close facilities. These plans are being accounted for under ASC 420.

In January 2008, we initiated a plan to close our supplies manufacturing plant in Warwick, Rhode Island and transfer operations to a new facility in Flowery Branch, Georgia. This transition was completed during the second quarter of 2008. We do not expect to incur any further costs associated with this plan.

Costs incurred and included in the December 31, 2008 results were (in thousands):

Type of Cost	2008
Severance, stay bonuses, and other employee-related expenses	$ 341
Other exit costs	261

Total	$ 602

Also in 2008, we announced plans to establish regional distribution and configuration centers, consolidate our supplier base, and transfer final assembly of thermal printers to Jabil Circuit, Inc., a global third-party electronics manufacturer. These actions are intended to optimize our global printer product supply chain by improving responsiveness to customer needs and increasing Zebra’s flexibility to meet emerging business opportunities. All printer manufacturing in our Vernon Hills, Illinois, and Camarillo, California, facilities have been transferred to Jabil’s facility in Guangzhou, China as of December 31, 2010.

As of December 31, 2010, we have incurred the following exit costs (in thousands):

Type of Cost	Cost incurred through December 31, 2009	Costs incurred for the year ended December 31, 2010	Total costs incurred as of December 31, 2010
Severance, stay bonuses, and other employee-related expenses	$7,633	$605	$8,238
Professional services	5,915	1,365	7,280
Relocation and transition costs	8,802	1,959	10,761
Other exit costs	30	268	298

Total	$22,380	$4,197	$26,577

For the year ended December 31, 2010, we have incurred the following exit costs by segment (in thousands):

Type of Cost	Specialty Printing Group (SPG) costs	Zebra Enterprise Solutions (ZES) costs	Total costs incurred for the year ended December 31, 2010
Severance, stay bonuses, and other employee-related expenses	$94	$511	$605
Professional services	140	1,225	1,365
Relocation and transition costs	1,959	0	1,959
Other exit costs	0	268	268

Total	$2,193	$2,004	$4,197

For the year ended December 31, 2009, we incurred the following exit costs by segment (in thousands):

Type of Cost	Specialty Printing Group (SPG) costs	Zebra Enterprise Solutions (ZES) costs	Total costs incurred for the year ended December 31, 2009
Severance, stay bonuses, and other employee-related expenses	$2,356	$969	$3,325
Professional services	485	5	490
Relocation and transition costs	5,140	0	5,140
Other exit costs	0	30	30

Total	$7,981	$1,004	$8,985

Liabilities and expenses related to exit activities were as follows (in thousands):

	Year Ended

	December 31, 2010	December 31, 2009

Balance at beginning of period	$3,038	$6,378
Charged to earnings	4,197	8,985
Cash paid	(5,534)	(12,325)

Balance at the end of period	$1,701	$3,038

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

On January 31, 2011, Zebra announced that it will sell its Navis Holdings, LLC business unit to a third party. See Note 23 Subsequent events for further details. Zebra incurred costs in 2010 related to consulting and professional fees in order to prepare for the sale of this unit. Costs incurred related to the future disposition of $1,153,000 have been included in the exit, restructuring and integration costs line item for 2010.

Note 10 Derivative Instruments

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

Hedging of Net Assets

We use forward contracts to manage exposure related to our pound and euro denominated net assets. Forward contracts typically mature within three months after execution of the contracts. We record gains and losses on these contracts and options in income each quarter along with the transaction gains and losses related to our net asset positions, which would ordinarily offset each other.

Forward Contracts

We record our forward contracts at fair value on our consolidated balance sheet as either long-term other assets or long-term other liabilities depending upon the fair value calculation as detailed in Note 3 of Zebra’s financial statements. The amounts recorded on our consolidated balance sheets are as follows (in thousands):

	As of

	December 31, 2010	December 31, 2009

Assets:
Other assets	$3,275	$851

Total	$3,275	$851

Liabilities:
Other long-term liabilities	$—	$—

Total	$—	$—

Summary financial information related to these activities included in our consolidated statement of earnings as other income (expense) is as follows (in thousands):

	Year Ended December 31,

	2010	2009	2008
Change in losses from foreign exchange derivatives	$5,074	$(512)	$(13,196)
Gain (loss) on net foreign currency assets	(5,287)	467	16,714

Net foreign exchange gain (loss)	$(213)	$(45)	$3,518

	December 31, 2010	December 31, 2009	December 31, 2008
Notional balance of outstanding contracts:
Euro	€46,307	€37,042	€18,500
Pound	£6,162	£7,476	£5,000
Euro/Pound	€—	€—	€17,000
Net fair value of outstanding contracts	$667	$(6)	$(2,414)

Hedging of Anticipated Sales

We can manage the exchange rate risk of anticipated euro-denominated sales using purchased options, forward contracts, participating forwards and options. We designate these contracts as cash flow hedges which mature within twelve months after the execution of the contracts. Gains and losses on these contracts are deferred in other comprehensive income until the contracts are settled and the hedged sales are realized, the deferred gains or losses will then be reported as an increase or decrease to sales.

Summary financial information related to the cash flow hedges is as follows (in thousands):

	As of

	December 31, 2010	December 31, 2009

Net unrealized gains (losses) deferred in other comprehensive income:
Gross	$(1,522)	$31
Income tax benefit	(573)	12

Net	$(949)	$19

Summary financial information related to the cash flow hedges of future revenues follows (in thousands, except percentages):

	As of

	December 31, 2010	December 31, 2009

Notional balance of outstanding contracts versus the dollar	€82,800	€—
Hedge effectiveness	100%	—

	Year Ended December 31,

	2010	2009	2008

Net gain and (losses) included in revenue	$(630)	$603	$(12,354)

Note 11 Commitments and Contingencies

Leases. Minimum future obligations under all non-cancelable operating leases as of December 31, 2010 are as follows (in thousands):

Operating Leases

2011	$12,269
2012	10,450
2013	8,904
2014	5,078
2015	2,830
Thereafter	8,486

Total minimum lease payments	$48,017

Rent expense for operating leases charged to operations was as follows (in thousands):

	Year Ended December 31,

	2010	2009	2008

Rent expense	$13,367	$13,312	$15,695

The operating lease information includes a variety of properties around the world. These properties are used as manufacturing facilities, distribution centers and sales offices. Lease terms range from one year to 17 years with breaking periods specified in the lease agreements.

Letters of Credit. In connection with various customer contracts, Zebra has entered into four letters of credit agreements with a bank. The contingent liability of Zebra under these agreements as of December 31, 2010, is $1,781,000. See below for letters of credit related to our revolving credit agreement.

Revolving Credit Agreement. On August 14, 2008, Zebra entered into a revolving credit agreement for a five-year $100 million revolving credit facility. The funds under this credit facility are available for general corporate purposes of Zebra and its subsidiaries in the ordinary course of business and other purposes permitted by the agreement.

This credit agreement is guaranteed by certain of Zebra’s domestic subsidiaries. Loans under the agreement bear interest at a rate equal to the prime rate or a spread over the applicable LIBOR rate, as selected by Zebra. This spread for LIBOR-based loans depends on our ratio of Total Debt to EBITDA, as defined in the agreement, and ranges from 0.50% to 1.25%. The spread in effect at closing for LIBOR-based loans was 0.50%.

The credit agreement includes customary representations, warranties, affirmative and negative covenants (including, among others, restrictions on the payment of cash dividends) and events of default (and related remedies, including acceleration and increased interest rates following an event of default). It also contains financial covenants tied to Zebra’s leverage ratio and fixed charge coverage ratio. As of December 31, 2010, we had established letters of credit amounting to $3,858,000, which reduce the funds available for borrowing under the agreement. As of December 31, 2010 and 2009, no amounts were outstanding under the credit agreement.

Legal Proceedings. On April 9, 2008, a complaint was filed in the U.S. District Court for the Northern District of Illinois by Barcode Informatica, Ltd. (“Barcode”), a former Brazilian reseller, against Zebra. The complaint alleges that Zebra wrongfully terminated Barcode’s reseller status and tortiously interfered with Barcode’s alleged bid for the sale of printers to a Brazilian customer. Barcode’s claim seeks an unspecified amount of damages. Discovery in the case is on-going and we expect that a trial will occur in the second half of 2011. Zebra is vigorously defending this action, believes that Barcode’s claims are without merit and that the matter will not have a material adverse impact on our business.

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

Note 12 Savings and Profit Sharing Plans

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

Zebra has a discretionary profit-sharing plan for qualified employees, to which it contributes a percentage of eligible payroll each year. In 2009, Zebra announced that it was suspending any further contributions to the profit sharing plan until further notice. Participants are not permitted to make contributions under the profit-sharing plan.

Company contributions to these plans, which were charged to operations, approximated the following (in thousands):

	Year Ended December 31,

	2010	2009	2008

401(k)	$4,586	$2,210	$4,156
Profit sharing	0	145	1,748

Total	$4,586	$2,355	$5,904

Percentage of eligible payroll contributed for profit sharing plan	N/A	N/A	1.5%

Note 13 Stockholders’ Equity

Share count and par value data related to stockholders’ equity are as follows:

	December 31, 2010	December 31, 2009
Preferred Stock
Par value per share	$0.01	$0.01
Shares authorized	10,000,000	10,000,000
Shares outstanding	—	—
Common Stock—Class A
Par value per share	$0.01	$0.01
Shares authorized	150,000,000	150,000,000
Shares issued	72,151,857	72,151,857
Shares outstanding	55,711,325	58,318,983
Treasury stock
Shares held	16,440,532	13,832,874

During the year ended December 31, 2010, Zebra purchased 3,349,286 shares of common stock for $102,091,000 under board authorized share repurchase plans compared to the year ended December 31, 2009, in which Zebra purchased 3,173,182 shares of common stock for $65,445,000. During the year ended December 31, 2008, Zebra purchased 6,008,232 shares of common stock for $157,582,000.

A roll forward of Class A common shares outstanding is as follows:

	Year Ended December 31,

	2010	2009

Balance at the beginning of the year	58,318,983	60,861,592
Repurchases	(3,349,286)	(3,173,182)
Stock option and ESPP issuances	389,799	281,975
Restricted share issuances	375,279	409,201
Restricted share forfeitures	(16,252)	(49,650)
Shares withheld for tax obligations	(7,198)	(10,953)

Balance at the end of the period	55,711,325	58,318,983

Stockholder Rights Agreement. Zebra’s Board of Directors adopted a Stockholder Rights Agreement under which stock purchase rights were paid by dividend to stockholders of record on March 15, 2002, at the rate of one Class A Right for each outstanding share of Class A Common Stock. Each Class A Right, other than those held by an acquiring person, entitles the registered holder to purchase one ten-thousandth of a share of Series A Junior Participating Preferred Stock, par value $0.01 per share, at a price of $133.33 per four ninety-thousandth of Class A Preferred Share after the distribution date. The distribution date is 10 days after the date on which any person or group announces that it has acquired 15% or more of Zebra’s outstanding common stock or 10 days (or a later date as determined by the Board of Directors) after the date on which any person or group announces or commences a tender offer that would result in the person or group becoming an owner of 15% or more of the outstanding common stock.

The Rights will expire on March 14, 2012, unless that date is extended by the Board of Directors or unless the Rights are redeemed or terminated earlier. A committee of Zebra’s independent directors reviews the Rights Plan at least every three years and decides whether it should continue or be revoked. Zebra generally may amend the Rights Plan or redeem the Rights at $0.001 per Right at any time prior to the time a person or group has acquired at least 15% of the outstanding common stock.

Note 14 Earnings (Loss) Per Share

For the years ended December 31, 2010, 2009, and 2008, earnings (loss) per share were computed as follows (in thousands, except per-share amounts):

	Year Ended December 31,

	2010	2009	2008

Basic earnings (loss) per share:
Net income (loss)	$101,778	$47,104	$(38,421)
Weighted average common shares outstanding	57,143	59,306	64,524
Per share amount	$1.78	$0.79	$(0.60)

Diluted earnings (loss) per share:
Net income (loss)	$101,778	$47,104	$(38,421)
Weighted average common shares outstanding	57,143	59,306	64,524
Add: Effect of dilutive securities – stock options	285	119	—

Diluted weighted average and equivalent shares outstanding	57,428	59,425	64,524
Per share amount	$1.77	$0.79	$(0.60)

The potentially dilutive securities that were excluded from the earnings (loss) per share calculation consist of stock options and stock appreciation rights (SARs) with an exercise price greater than the average market price of the Class A Common Stock. These options were as follows:

	Year Ended December 31,

	2010	2009	2008

Potentially dilutive shares	1,844,038	2,350,854	2,217,940

Note 15 Equity-Based Compensation

As of December 31, 2010, Zebra had a general equity-based compensation plan and a stock purchase plan under which shares of our common stock were available for future grants and sales, and which are described below.

On May 9, 2006, Zebra’s stockholders approved the 2006 Zebra Technologies Corporation Incentive Compensation Plan (the 2006 Plan), which included authorization for issuance of awards of 5,500,000 shares under the 2006 Plan. The 2006 Plan became effective immediately and superseded the 1997 Stock Option Plan (the 1997 Plan) and the 2002 Non-Employee Director Stock Option Plan (the 2002 Director Plan), except that the prior plans will remain in effect with respect to stock options granted under the prior plans until such options have been exercised, forfeited, cancelled, expired or otherwise terminated in accordance with the terms of such grants. The types of awards available under the 2006 Plan are incentive stock options, nonqualified stock options, SARs, restricted stock, performance shares and units and performance-based cash bonuses. Employees, directors and consultants of Zebra and its subsidiaries are eligible to participate in the 2006 Plan. The Compensation Committee of the Board of Directors administers the plan. As of December 31, 2010, 2,205,918 shares were available for grant under the plan, and options for 2,262,412 shares were outstanding under the 2006 Plan.

The options and SARs granted under the 2006 Plan have an exercise or grant price equal to the closing market price of Zebra’s stock on the date of grant. Options and SAR’s generally vest over a four or five-year period. These awards expire on the earlier of (a) ten years following the grant date, (b) immediately if the employee is terminated for cause, (c) ninety days after termination of employment if the employee is terminated involuntarily other than for cause, (d) thirty days after termination of employment if the employee voluntarily terminates his or her employment, or (e) one year after termination of employment if the employee’s employment terminates due to death, disability, or retirement.

The following table shows the number of shares of time-vested restricted stock granted in 2010 and the vesting schedules of the restricted stock awards that were granted under the Plan to certain executive officers and other members of management.

Vesting period	Number of shares granted
After three years of service	341,580
After four years of service	11,233
After five years of service	22,466

These restricted stock awards will vest at each vesting date if the employee remains employed by Zebra throughout the applicable time period, but will vest in whole or in part (as set forth in each Restricted Stock Agreement) before the end of the each vesting period in the event of death, disability, resignation for good reason, a change in control (as defined in the 2006 Plan), or termination by Zebra other than for Cause, as defined in the Restricted Stock Agreement entered into by Zebra with each employee who was granted restricted stock. The restricted stock is forfeited in certain situations specified in the Restricted Stock Agreement, including, if the employee’s employment is terminated by Zebra for Cause or if the employee resigns for other than good reason.

The 1997 Plan was superseded by the 2006 Plan. As of December 31, 2010, options for 1,080,576 shares were outstanding and exercisable under the 1997 Plan. These options expire on the earlier of (a) ten years following the grant date, or (b) immediately if the employee is terminated for cause, (c) ninety days after termination of employment if the employee is terminated involuntarily other than for cause, (d) thirty days after termination of employment if the employee voluntarily terminates his or her employment, or (e) one year after termination of employment if the employee’s employment terminates due to death, disability, or retirement.

The 2002 Director Plan was superseded by the 2006 Plan. As of December 31, 2010, options for 159,068 shares were outstanding and exercisable under the 2002 Director Plan. Unless otherwise provided in an option agreement, options granted under the 2002 Director Plan become exercisable in five equal increments beginning on the date of the grant and continuing on each of the four anniversaries thereafter. All such options expire on the earlier of (a) ten years following the grant date, (b) the first anniversary of the termination date of the non-employee director’s directorship for any reason other than the termination of the non-employee director’s directorship by Zebra’s stockholders for cause, or resignation for cause, in each case as defined in the option agreement.

In connection with Zebra’s acquisitions of Navis and WhereNet, Zebra assumed existing unvested stock options exercisable for shares of Navis’ common stock and WhereNet’s common stock, respectively, and made them options exercisable for Zebra common stock. These new options have exercise prices and vesting dates based on their previous terms. The vesting dates extend in some cases until April 30, 2011 for the Navis options and extended until October 23, 2010 for the WhereNet options. As of December 31, 2010, outstanding Navis options were exercisable into 48,162 shares of Zebra Class A Common Stock. As of December 31, 2010, outstanding WhereNet options were exercisable into 23,278 shares of Zebra Class A Common Stock.

The Board of Directors and stockholders adopted the 2001 Stock Purchase Plan under which employees who work a minimum of 20 hours per week may elect to withhold up to 10% of their cash compensation through regular payroll deductions to purchase shares of Class A Common Stock from Zebra over a period not to exceed 12 months at a purchase price per share which prior to April 1, 2009 was equal to the lesser of: (1) 85% of the fair market value of the shares as of the date of the grant, or (2) 85% of the fair market value of the shares as of the date of purchase. Effective April 1, 2009, the purchase price per share is now equal to the lesser of: (1) 95% of the fair market value of the shares as of the date of the grant, or (2) 95% of the fair market value of the shares as of the date of purchase. The effect of this change to Zebra was to reduce the general and administrative expense related to this portion of Zebra’s stock purchase plan. Stock purchase plan expense for the year ended December 31, 2010 was $315,000. Stock purchase plan expense for the year ended December 31, 2009 was $514,000.

For purposes of calculating the compensation cost, the fair value is estimated on the date of grant using a binomial model. Volatility is based on an average of the implied volatility in the open market and the annualized volatility of Zebra’s stock prices over our entire stock history. Stock option grants in the table below include both stock options, all of which were non-qualified, and stock appreciation rights (SAR) that will be settled in Zebra stock. The following table shows the weighted-average assumptions used for grants of stock options and SARs as well as the fair value of the grants based on those assumptions (excluding the Navis and WhereNet options):

	2010	2009	2008

Expected dividend yield	0%	0%	0%
Forfeiture rate	9.78%	9.92%	8.99%
Volatility	39.50%	43.08%	37.79%
Risk free interest rate	2.26%	2.23%	3.17%
- Range of interest rates	0.06% - 3.41%	0.15% - 3.29%	0.81% - 3.87%
Expected weighted-average life	5.36 years	5.23 years	5.09 years
Fair value of options granted	$6,527,000	$6,046,000	$7,566,000
Weighted-average grant date fair value of options granted (per share underlying the options)	$10.64	$8.06	$13.33

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

Stock option and SAR activity for the years ended December 31, 2010, 2009, and 2008, was as follows:

	2010		2009		2008
Options and SARs	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	3,451,945	$ 32.81	3,139,174	$ 35.83	3,029,138	$ 34.68
Granted	612,681	27.82	749,951	19.96	567,676	35.72
Exercised	(304,565)	23.03	(128,311)	17.53	(202,204)	16.77
Forfeited	(93,476)	30.44	(132,646)	37.28	(213,012)	36.11
Expired	(90,839)	38.02	(176,223)	39.88	(42,424)	41.38
Outstanding at end of year	3,575,746	$ 32.68	3,451,945	$ 32.81	3,139,174	$ 35.83
Exercisable at end of year	2,042,664	$ 36.24	1,884,449	$ 35.23	1,719,434	$ 33.30
Intrinsic value of exercised options and SARs	$ 2,567,000		$ 738,000		$ 3,138,000

For the year ended December 31, 2010, shares granted above include SARs with respect to 612,681 shares of Zebra stock. There were no stock options granted in 2010. The terms of the SARs are established under the 2006 Plan and the applicable SAR agreement. Once vested, a SAR entitles the holder to receive a payment equal to the difference between the per-share grant price of the SAR and the fair market value of a share of Zebra stock on the date the SAR is exercised, multiplied by the number of shares covered by the SAR. Exercised SARs will be settled in whole shares of Zebra stock, and any fraction of a share will be settled in cash. Vesting of SARs granted in 2010 is as follows: 18,000 SARs vest after one year, 474,382 SARs vest annually in four equal amounts on each of the first four anniversaries of the grant date; 120,299 vest 25% on the third and fourth anniversary of the grant date, with an additional 50% vesting on the fifth anniversary of the grant date. All SARs expire 10 years after the grant date.

The following table summarizes information about stock options and SARs outstanding at December 31, 2010:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$ 1.29-$20.74	703,589	7.83 years	$18.87	215,355	$17.28
$ 20.75-$27.82	995,495	6.58 years	25.97	377,096	23.20
$ 27.83-$39.27	742,892	6.39 years	35.81	455,233	35.88
$ 39.28-$43.35	519,238	5.82 years	42.07	392,448	42.07
$ 43.36-$53.92	614,532	4.02 years	47.61	602,532	47.64

	3,575,746			2,042,664

	Outstanding	Exercisable
Aggregate intrinsic value	$ 13,027,000	$ 5,733,000
Weighted-average remaining contractual term	6.2 years	4.7 years

Restricted stock award activity, granted under the 2006 Plan, for the years ended December 31, 2010, 2009 and 2008 was as follows:

	2010		2009		2008
Restricted Stock Awards and Performance Share Awards	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of year	507,984	$ 23.94	283,567	$ 30.35	166,415	$ 31.05
Granted	375,279	27.84	298,703	20.02	179,060	31.42
Released	(22,325)	29.11	(35,904)	32.97	(50,114)	35.46
Forfeited	(16,252)	26.19	(38,382)	32.34	(11,794)	34.89
Outstanding at end of year	844,686	$ 25.47	507,984	$ 23.94	283,567	$ 30.35

As of December 31, 2010, there was $19,780,000 of unearned compensation cost related to awards granted under Zebra’s equity-based compensation plans, which is expected to be recognized over a weighted-average period of 2.4 years.

The fair value of the purchase rights issued to Zebra employees under the stock purchase plan is estimated using the following weighted-average assumptions for purchase rights granted. Expected lives of three months to one year have been used along with these assumptions.

	2010	2009	2008

Fair market value	$27.95	$21.41	$20.26
Option price	$26.55	$19.66	$17.22
Expected dividend yield	0%	0%	0%
Expected volatility	25%	34%	46%
Risk free interest rate	0.14%	0.18%	1.87%

Note 16 Deferred Compensation Plan

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

The following table shows the income, asset and liability amounts related to this plan (in thousands):

	Year Ended December 31,
	2010	2009	2008
Gain on cash surrender value of life insurance policies/money market interest included in investment income	$—	$—	$55

	December 31, 2010	December 31, 2009
Money market investments included in other assets	$3,427	$3,155
Deferred compensation liability included in other long-term liabilities	3,427	3,155

Note 17 Income Taxes

The geographical sources of income (loss) before income taxes were as follows (in thousands):

	Year Ended December 31,

	2010	2009	2008

United States	$73,915	$49,514	$(30,517)
Outside United States	71,020	21,009	18,604

Total	$144,935	$ 70,523	$(11,913)

Zebra’s intention is to permanently reinvest the undistributed earnings of all of our foreign subsidiaries in accordance with ASC740. Deferred income taxes are not provided on undistributed earnings of foreign subsidiaries, aggregating approximately $90,000,000 at December 31, 2010 and $38,000,000 at December 31, 2009. If the undistributed earnings were to be remitted to Zebra, foreign tax credits would be available to substantially offset any U.S. tax due upon repatriation.

The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,

	2010	2009	2008

Current:
Federal	$24,340	$4,213	$38,149
State	2,890	861	5,213
Foreign	16,994	5,556	7,494

Total current	44,224	10,630	50,856
Deferred:
Federal	(3,591)	10,504	(22,309)
State	2,524	509	(2,039)
Foreign		1,776	—

Total deferred	(1,067)	12,789	(24,348)

Total	$43,157	$23,419	$26,508

The provision for income taxes differs from the amount computed by applying the U.S. statutory Federal income tax rate of 35% to income before income taxes. The reconciliation of statutory and effective income taxes is presented below (in thousands):

	Year Ended December 31,

	2010	2009	2008

Provision computed at statutory rate	$50,727	$24,683	$(4,170)
State income tax, net of Federal tax benefit	1,666	566	1,127
Tax-exempt interest income	(554)	(1,047)	(1,997)
Acquisition related items	(315)	—	(2,450)
Asset impairment charges	—	—	35,360
Domestic manufacturing deduction	(70)	(700)	(1,715)
Research and experimental credit	(950)	(600)	(400)
Foreign rate differential	(7,799)	(1,263)	1,094
Other	452	1,780	(341)

Provision for income taxes	$43,157	$23,419	$26,508

Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. Based on management’s assessment, it is more likely than not that the deferred tax assets will be realized through future taxable earnings.

Tax effects of temporary differences that give rise to deferred tax assets and liabilities are as follows (in thousands):

	December 31,

	2010	2009

Deferred tax assets:
Deferred rent	$897	$1,462
Accrued vacation	2,072	1,227
Deferred compensation	1,459	1,525
Inventory items	4,962	4,131
Allowance for doubtful accounts and other receivables	494	410
Other accruals	12,165	3,488
Equity based compensation expense	16,463	16,132
Unrealized gain on securities	76	—
Unrealized loss on other investments	570	5,552
Net operating loss carry-forwards	10,626	18,334
Valuation allowance	(267)	—

Total deferred tax assets	49,517	52,261
Deferred tax liabilities:
Unrealized loss on securities	(42)	(169)
Depreciation and amortization	(9,059)	(5,458)

Total deferred tax liabilities	(9,101)	(5,627)

Net deferred tax assets	$40,416	$46,634

On January 1, 2007, we adopted ASC 740 (formerly FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109). According to ASC 740, we identified, evaluated, and measured the amount of income tax benefits to be recognized for all of our income tax positions. During 2008, we recognized an increase of approximately $4,000,000 in the liability for unrecognized tax benefits related to an acquisition. This benefit remained unchanged as of December 31, 2010 and we do not anticipate any significant changes to the liability in 2011.

Included in deferred tax assets are amounts related to federal and state net operating losses that resulted from our acquisition of WhereNet Corp. As of December 31, 2010, we had approximately $21,932,000 of federal net operating loss carryforwards available to offset future taxable income which expire in 2022 through 2027. As of December 31, 2010, we also had approximately $27,134,000 of state net operating loss carryforwards which expire in 2012 through 2020. Zebra’s intention is to utilize these net operating loss carryforwards to offset future income tax expense. Under the United States Tax Reform Act of 1986, the amounts of benefits from net operating loss carryforwards may be impaired or limited in certain circumstances, including significant changes in ownership interests. In addition, as of December 31, 2010, Zebra had approximately $8,832,000 of foreign net operating loss carryforwards which currently can be carried forward indefinitely.

Deferred tax asset valuation allowances included in the temporary differences above are as follows (in thousands):

	Year Ended December 31,
Valuation allowance	2010	2009	2008
Balance at the beginning of the year	$0	$0	$0
Additions	267	0	0
Subtractions	0	0	0

Balance at the end of the period	$267	$0	$0

Zebra’s deferred tax valuation allowance is the result of uncertainties regarding the future realization of recorded tax benefits on state income tax loss carry-forwards. The addition in 2010 is primarily related to state income tax law changes in 2011 for that year and tax years going forward.

Zebra has concluded all U.S. federal income tax audits for years through 2006. The tax years 2006 through 2009 remain open to examination by multiple state taxing jurisdictions. Tax authorities in the United Kingdom have completed income tax audits for tax years through 2006.

Zebra’s continuing practice is to recognize interest and/or penalties related to income tax matters as part of income tax expense. For the years ended December 31, 2010, 2009 and 2008, we did not accrue any interest or penalties into income tax expense.

Note 18 Other Comprehensive Income (Loss)

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

The components of other comprehensive income (loss) included in the Consolidated Statements of Comprehensive Income (Loss) are as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Foreign currency translation adjustments	$67	$3,972	$(22,991)

Changes in unrealized gains and (losses) on hedging transactions:
Gross Income tax (benefit)	$(1,522) (573)	$31 12	$9,220 3,470

Net	$(949)	$19	$5,750

Changes in unrealized holding gains and (losses) on investments classified as available-for-sale:
Gross	$(652)	$1,182	$(871)
Income tax (benefit)	(246)	445	(328)

Net	$(406)	$737	$(543)

The components of accumulated other comprehensive income (loss) included in the Consolidated Balance Sheets are as follows (in thousands):

	As of December 31,

	2010	2009

Foreign currency translation adjustments	$(8,275)	$(8,342)

Unrealized losses on foreign currency hedging activities:
Gross	$(1,523)	$(1)
Income tax benefit	(573)	—

Net	$(950)	$(1)

Unrealized gains and (losses) on investments classified as available-for-sale:
Gross	$(200)	$452
Income tax benefit	(76)	170

Net	$(124)	$282

Note 19 Segment and Geographic Data

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

ZES has evolved since the beginning of 2007 with the acquisitions of WhereNet Corp., proveo AG, Navis Holdings, LLC and Multispectral Solutions, Inc. The solutions provided by ZES are generally sold on a contract basis and are typically installed over several quarters. These contracts cover a range of services, including design, installation and ongoing maintenance services.

The accounting policies for reportable segments are the same as those described in the summary of significant accounting policies except that Zebra records its federal and state deferred tax assets and liabilities in corporate and other. Intersegment sales are not significant.

Segment information is as follows (in thousands):

	Years Ended

	December 31, 2010	December 31, 2009	December 31, 2008

Net sales:
SPG Tangible products	$834,392	$688,057	$851,562
SPG Service & software	36,644	34,499	30,897

SPG Net Sales	871,036	722,556	882,459

ZES Tangible products	20,877	12,987	20,025
ZES Service & software	64,935	68,042	74,216

ZES Net Sales	85,812	81,029	94,241

Total	$956,848	$803,585	$976,700

Operating income (loss):
SPG	$229,898	$148,121	$206,188
ZES	(19,571)	(15,254)	(165,966)
Corporate and other	(66,475)	(64,065)	(55,568)

Total	$143,852	$68,802	$(15,346)

Depreciation and amortization:
SPG	$15,564	$15,565	$17,515
ZES	8,389	9,518	14,885
Corporate and other	7,256	7,830	6,181

Total	$31,209	$32,913	$38,581

	December 31, 2010	December 31, 2009

Identifiable assets:
SPG	$392,512	$336,428
ZES	179,109	185,495
Corporate and other	307,243	308,556

Total	$878,864	$830,479

Corporate and other includes corporate administration costs or assets that support both reporting segments.

Information regarding Zebra’s operations by geographic area is contained in the following table. These amounts (in thousands) are reported in the geographic area of the destination of the final sale. We manage our business based on these regions rather than by individual countries.

	North America	Europe, Middle East & Africa	Latin America	Asia	Total

2010
Net sales	$407,201	$338,573	$87,278	$123,796	$956,848
Long-lived assets	79,850	7,338	332	1,463	88,983

2009
Net sales	$362,109	$294,296	$65,060	$82,120	$803,585
Long-lived assets	68,852	6,986	346	1,405	77,589

2008
Net sales	$444,266	$353,273	$76,489	$102,672	$976,700
Long-lived assets	64,296	8,642	340	2,085	75,363

Net sales by major product category are as follows (in thousands):

	Hardware	Supplies	Service and Software	Shipping and Handling	Total

2010	$682,455	$167,633	$101,579	$5,181	$956,848
2009	539,934	155,847	102,541	5,263	803,585
2008	692,638	172,106	105,113	6,843	976,700

Note 20 Business Combinations

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

The dispute was settled and the complaint was dismissed in December of 2010. In accordance with the settlement agreement, Zebra received $1,000,000 of the escrowed funds, less 50% of the unpaid expenses of the Escrow Agent, and the balance of the escrow fund was distributed to the former shareholders and vested option holders of MSSI pursuant to the terms of the acquisition agreement.

Zebra agreed to make payments to its current employees that had been shareholders and vested option holders of MSSI to reimburse them for their pro rata portions of any share of the escrow fund that they did not receive due to Zebra’s recoupment of amounts from the escrow fund. Accordingly, we recorded expense in the amount of $100,000 related to these payments. This expense was netted against the $1,000,000 received from the escrow settlement and is shown on the Consolidated Statements of Earnings (Loss) on a separate line titled litigation settlement.

WhereNet Corp. On January 24, 2008, Zebra filed an indemnification claim against the sellers of WhereNet for the entire escrow balance of $13,600,000, alleging that Zebra was entitled to indemnification from the former shareholders of WhereNet as a result of, among other things, breaches of the representations and warranties in the acquisition agreement and potential third party claims. Representatives of the shareholders disputed the allegations and filed a declaratory action to obtain the escrowed funds. The dispute was settled and the complaint was dismissed in September 2008. In accordance with the settlement agreement, Zebra received $7,000,000 of the escrowed funds, and the remainder was distributed to the former shareholders and vested option holders of WhereNet pursuant to the terms of the acquisition agreement.

Zebra agreed to make payments to its current employees that had been shareholders and vested option holders of WhereNet to reimburse them for their pro rata portions of any share of the escrow funds that they did not receive due to Zebra’s recoupment of amounts from the escrow funds. Accordingly, we recorded expense in the amount of $1,698,000 related to these payments. This expense was netted against the $7,000,000 received from the escrow settlement and is shown on the Consolidated Statements of Earnings (Loss) on a separate line titled litigation settlement in 2008. In 2010, litigation settlement also includes $182,000 related to the WhereNet settlement that remained after distributing funds to its current employees.

Note 21 Major Customers

ScanSource, Inc. is our most significant customer. Our net sales to ScanSource, Inc., an international distributor of Zebra SPG products related to automatic identification, telephony and security, as a percentage of total net sales, were as follows:

	Year Ended December 31,
	2010	2009	2008
ScanSource	18.5%	16.1%	15.4%

No other customer accounted for 10% or more of total net sales during these years.

Note 22 Quarterly Results of Operations (unaudited)

(Amounts in thousands, except per share data)

2010	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net sales	$226,431	$235,735	$246,507	$248,175
Cost of sales	119,096	124,556	127,793	124,534

Gross profit	107,335	111,179	118,714	123,641

Selling and marketing	27,500	30,328	30,365	34,496
Research and engineering	23,072	25,371	26,746	26,741
General and administrative	20,869	19,558	19,791	19,492
Amortization of intangibles	2,358	2,345	2,444	2,426
Litigation settlement	—	—	—	(1,082)
Exit, restructuring and integration costs	1,816	736	511	1,134

Total operating expenses	75,615	78,338	79,857	83,207

Operating income	31,720	32,841	38,857	40,434

Investment income (loss)	842	634	635	570
Foreign exchange gain (loss)	199	361	(325)	(448)
Other, net	(349)	(487)	(216)	(333)

Total other income (loss)	692	508	94	(211)

Income before taxes	32,412	33,349	38,951	40,223
Income taxes	7,679	10,672	12,800	12,006

Net income	$24,733	$22,677	$26,151	$28,217

Basic earnings per share	$0.43	$0.39	$0.46	$0.50
Diluted earnings per share	$0.42	$0.39	$0.46	$0.50

2009	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net sales	$192,609	$187,676	$200,778	$222,522
Cost of sales	106,800	105,940	109,080	121,044

Gross profit	85,809	81,736	91,698	101,478

Selling and marketing	23,199	24,398	26,395	28,543
Research and engineering	22,149	20,949	21,454	21,838
General and administrative	21,357	18,077	22,447	19,514
Amortization of intangibles	2,634	2,575	2,649	2,608
Exit, restructuring and integration costs	2,296	3,643	3,515	2,737
Asset impairment charges (reversal)	—	(1,058)	—	—

Total operating expenses	71,635	68,584	76,460	75,240

Operating income (loss)	14,174	13,152	15,238	26,238

Investment income (loss)	1,178	247	813	695
Foreign exchange gain (loss)	(1,284)	(131)	575	795
Other, net	(317)	(19)	(286)	(545)

Total other income (loss)	(423)	97	1,102	945

Income (loss) before taxes	13,751	13,249	16,340	27,183
Income taxes	4,399	4,238	5,229	9,553

Net income (loss)	$9,352	$9,011	$11,111	$17,630

Basic earnings (loss) per share	$0.16	$0.15	$0.19	$0.30
Diluted earnings (loss) per share	$0.16	$0.15	$0.19	$0.30

Note 23 Subsequent Events

On January 28, 2011, we entered into a Securities Purchase Agreement with Cargotec Corporation to sell all of our interest in the Navis business and WhereNet Marine Terminal Solution software product line for approximately $190 million in cash. We are retaining the real time location, tags and readers portion of the WhereNet business, along with the WhereNet applications that are sold into non-maritime industries. The sale is expected to close in the first quarter of 2011.

Beginning with the first quarter of 2011, Navis and other ZES assets will be reported as assets/liabilities held for sale and the operating results will be reported as discontinued operations. We do not treat the Navis business as discontinued operations in our financial statements for the three-year period ended December 31, 2010. Our financial statements for the three-year period ended December 31, 2010 reflect our Specialty Printing Group (SPG) and ZES segments, including the management discussion and analysis of financial condition and results of operations. After the divestiture, we will be consolidating the remaining location solutions businesses of ZES into Zebra and the separation of segments between SPG and ZES will no longer be required.

ZEBRA TECHNOLOGIES CORPORATION

Schedule II

Valuation and Qualifying Accounts

(Amounts in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions / (Recoveries)	Balance at End of Period

Valuation account for accounts receivable:
Year ended December 31, 2010	$2,186	$367	$392	$2,161
Year ended December 31, 2009	$2,734	$329	$877	$2,186
Year ended December 31, 2008	5,075	1,061	3,402	2,734

Valuation accounts for inventories:
Year ended December 31, 2010	$9,054	$5,470	$4,687	$9,837
Year ended December 31, 2009	$9,664	$6,661	$7,271	$9,054
Year ended December 31, 2008	10,004	8,394	8,734	9,664

See accompanying report of independent registered public accounting firm.

Index to Exhibits

2.1	(1)	Agreement and Plan of Merger between the Company, Waldo Acquisition Corp., WhereNet Corp. and Crosspoint Venture Partners 1996, LLP, dated as of January 11, 2007.
2.2	(2)	Agreement and Plan of Merger between the Company, Nero Acquisition LLC, Navis Holdings, LLC and Navis Corporation, dated October 15, 2007.
2.3		Securities Purchase Agreement, dated as of January 28, 2011 by and among Cargotec U.S. Manufacturing OY, Cargotec Corporation, Zebra Enterprise Solutions Holdings LLC and Zebra Technologies Corporation.
3.1(i)	(3)	Certificate of Incorporation of the Company, as amended.
3.1(ii)	(15)	Amended and Restated By-laws of Zebra Technologies Corporation.
4.0	(5)	Specimen stock certificate representing Class A Common Stock.
4.1	(6)	Rights Agreement between the Company and Mellon Investor Services, as Rights Agent.
10.1	(7)	1997 Stock Option Plan. +
10.2	(8)	First Amendment to 1997 Stock Option Plan. +
10.3	(8)	Second Amendment to 1997 Stock Option Plan. +
10.4	(9)	Third Amendment to 1997 Stock Option Plan. +
10.5	(10)	Amendment No. Four to 1997 Stock Option Plan. +
10.6	(7)	Directors’ 1997 Stock Option Plan. +
10.7	(5)	Lease between the Company and Unique Building Corporation for the Company’s facility in Vernon Hills, Illinois.
10.8	(3)	Amendment to the lease between the Company and Unique Building Corporation for the Company’s facility in Vernon Hills, Illinois, dated April 1, 1993.
10.9	(3)	Amendment to the lease between the Company and Unique Building Corporation for the Company’s facility in Vernon Hills, Illinois, dated December 1, 1994.
10.10	(11)	Amendment to the lease between the Company and Unique Building Corporation for the Company’s facility in Vernon Hills, Illinois, dated June 1, 1996.
10.11	(11)	Amendment to the lease between the Company and Unique Building Corporation for the Company’s facility in Vernon Hills, Illinois, dated June 2, 1996.
10.12	(12)	Amendment to the lease between the Company and Unique Building Corporation for the Company’s facility in Vernon Hills, Illinois, dated as of July 1, 1999.
10.13	(13)	2002 Non-Employee Director Stock Option Plan. +
10.14	(13)	Amendment No. 1 to 2002 Non-Employee Director Stock Option Plan. +
10.15	(16)	Employment Agreement between the Company and Anders Gustafsson dated August 23, 2007. +
10.16	(17)	First Amendment to Employment Agreement between the Company and Anders Gustafsson dated November 16, 2007. +
10.17	(14)	Second Amendment to Employment Agreement between the Company and Anders Gustafsson dated December 30, 2008. +
10.18	(16)	Non-Qualified Stock Option Agreement between the Company and Anders Gustafsson dated September 4, 2007. +
10.19	(16)	LTI Restricted Stock Agreement between the Company and Anders Gustafsson dated September 4, 2007. +
10.20	(16)	LTI Non-Qualified Stock Option Agreement between the Company and Anders Gustafsson dated September 4, 2007. +
10.21	(18)	Employment Agreement between the Company and Hugh Gagnier dated December 12, 2007. +
10.22	(14)	Amendment No. 1 to Employment Agreement between the Company and Hugh Gagnier dated December 30, 2008. +
10.23	(32)	Employment Agreement between the Company and Michael H. Terzich dated November 16, 2007. +
10.24	(32)	Employment Agreement between the Company and Todd Naughton dated November 16, 2007. +
10.25	(17)	Employment Agreement between the Company and Phil Gerskovich dated November 16, 2007. +
10.26	(27)	Employment Agreement between the Company and Joanne Townsend dated March 17, 2008. +
10.27	(28)	Employment Agreement between Michael C. Smiley and the Company dated May 1, 2008. +
10.28	(14)	Form of Amendment No. 1 to Employment Agreement by and between the Company and each executive officer other than Messrs. Gustafsson and Gagnier, each dated December 30, 2008. +
10.29	(8)	Form of Stock Option Agreement under the 1997 Stock Option Plan for awards granted prior to February 6, 2006. +
10.30	(13)	Form of Stock Option Agreement under the 2002 Non-Employee Director Stock Option Plan for awards granted prior to February 8, 2006. +
10.31	(31)	Form of Amendment to outstanding Stock Option Agreements under the 2002 Non-Employee Director Stock Option Plan. +
10.32	(19)	Form of Stock Option Agreement under the 1997 Stock Option Plan for awards granted on or after February 6, 2006. +
10.33	(19)	Form of Stock Option Agreement under the 2002 Non-Employee Director Stock Option Plan for awards granted on or after February 6, 2006. +

10.34	(20)	Form of Stock Option Agreement under the 2006 Incentive Compensation Plan for awards granted prior to April 25, 2007. +
10.35	(21)	Form of Stock Option Agreement under the 2006 Incentive Compensation Plan for awards granted to executive officers on or after April 25, 2007 and prior to December 2, 2008. +
10.36	(20)	Form of Restricted Stock Agreement under the 2006 Incentive Compensation Plan for retention grants to executive officers granted prior to April 24, 2008. +
10.37	(26)	Form of Restricted Stock Agreement under the 2006 Incentive Compensation Plan for awards granted on or after April 24, 2008 and prior to December 2, 2008. +
10.38	(29)	Form of Director 1-Year Vesting Stock Option Agreement under the 2006 Incentive Compensation Plan for awards granted to directors on or after May 22, 2008 and prior to December 2, 2008. +
10.39	(29)	Form of Director 4-Year Vesting Stock Option Agreement under the 2006 Incentive Compensation Plan for awards granted to directors on or after May 22, 2008 and prior to December 2, 2008. +
10.40	(31)	Amendment to outstanding Stock Option Agreements under the 2006 Incentive Compensation Plan, dated December 2, 2008. +
10.41	(31)	Form of Stock Option Agreement under the 2006 Incentive Compensation Plan for awards granted to executive officers on or after December 2, 2008. +
10.42	(31)	Form of Director Stock Option Agreement (1-Year Vesting) under the 2006 Incentive Compensation Plan for awards granted to directors on or after December 2, 2008. +
10.43	(31)	Form of Director Stock Option Agreement (4-Year Vesting) under the 2006 Incentive Compensation Plan for awards granted to directors on or after December 2, 2008. +
10.44	(31)	Form of Restricted Stock Agreement (time-vesting) under the 2006 Incentive Compensation Plan for awards granted on or after December 2, 2008. +
10.45	(31)	Form of Restricted Stock Agreement (time-vesting) under the 2006 Incentive Compensation Plan for awards granted on or after December 2, 2008. +
10.46	(27)	Manufacturing Services Agreement between Jabil Circuit, Inc. and the Company dated May 30, 2007 (portions of this exhibit have been omitted and have been filed separately with the Commission pursuant to a request for confidential treatment.)
10.47	(30)	Credit Agreement between Zebra Technologies Corporation and Northern Trust Company, as Syndication Agent, Bank of America, N.A., as Documentation Agent, and JPMorgan Chase Bank, N.A., as Administrative Agent, dated as of August 14, 2008.
10.48	(4)	Amendment No. 1 and Waiver to Credit Agreement dated as of August 25, 2009 among the Company, Lenders, and JPMorgan Chase Bank.
10.50	(23)	2006 Incentive Compensation Plan. +
10.51	(31)	Amendment to the 2006 Incentive Compensation Plan dated December 2, 2008. +
10.52	(24)	WhereNet Corp. 1997 Stock Option Plan. +
10.53	(24)	First Amendment to the WhereNet Corp. 1997 Stock Option Plan. +
10.54	(25)	Amended and Restated Navis Holdings, LLC 2000 Option Plan. +
10.55	(15)	Zebra Incentive Plan for 2011. +
10.56	(27)	2005 Executive Deferred Compensation Plan, as amended. +
10.57	(15)	Zebra Enterprises Incentive Plan for 2011. +
10.58	(4)	Employment agreement between the Company and Jim Kaput dated August 31, 2009. +
10.59	(4)	Employment agreement between the Company and William Walsh dated January 5, 2009.
10.60	(33)	Form of indemnification agreement between Zebra Technologies Corporation and each director and executive officer. +
10.61	(33)	Form of 2010 time-vested stock appreciation rights agreement for employees. +
10.62	(33)	Form of 2010 time-vested restricted stock agreement for employees. +
10.63	(33)	Form of 2010 performance-based restricted stock agreement for executive officers other than the chief executive officer. +
10.64	(33)	Form of 2010 time-vested stock appreciation rights agreement for chief executive officer. +
10.65	(33)	Form of 2010 time-vested restricted stock agreement for chief executive officer. +
10.66	(33)	Form of 2010 performance-based restricted stock agreement for chief executive officer. +
10.67	(33)	Form of 2010 time-vested stock appreciation rights agreement for non-employee directors. +
10.68	(33)	Form of 2009 time-vested stock appreciation rights agreement for non-employee directors. +
10.69	(33)	Amended and Restated Employment Agreement between Zebra Technologies Corporation and Anders Gustafsson dated as of May 6, 2010. +
10.70	(33)	Letter Agreement between Zebra Technologies Corporation and Anders Gustafsson dated as of May 6, 2010. +
10.71	(22)	Form of Amendment to Employment Agreement between Zebra Technologies Corporation and executive officers. +
10.72		Amendment to Manufacturing Services Agreement between Jabil Circuit, Inc. and Zebra Technologies Corporation dated May 30, 2007

21.1	Subsidiaries of the Company.
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a).
32.1	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from Zebra Technologies Corporation Annual Report on Form 10-K, for the year ended December 31, 2010, filed with the SEC on February 24, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the consolidated balance sheets; (ii) the consolidated statements of earnings (loss); (iii) the consolidated statements of comprehensive income (loss); (iv) the consolidated statements of stockholders equity; (v) the consolidated statements of cash flows; and (vi) notes to consolidated financial statements.

(1)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.
(2)	Incorporated by reference from Current Report on Form 8-K filed on December 17, 2007.
(3)	Incorporated by reference from Form 10-K for fiscal year ended December 31. 2006.
(4)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended October 3, 2009.
(5)	Incorporated by reference from Registration Statement on Form S-1, File No. 33-41576.
(6)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended March 30, 2002.
(7)	Incorporated by reference from Form 10-K for the fiscal year ended December 31, 1997.
(8)	Incorporated by reference from Registration Statement on Form S-8, File No. 333-63009.
(9)	Incorporated by reference from Registration Statement on Form S-8, File No. 333-84512.
(10)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended September 28, 2002.
(11)	Incorporated by reference from Form 10-K for the fiscal year ended December 31, 1996.
(12)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended April 1, 2000.
(13)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended June 29, 2002.
(14)	Incorporated by reference from Current Report on Form 8-K filed on January 5, 2009.
(15)	Incorporated by reference from Current Report on Form 8-K filed on February 16, 2011.
(16)	Incorporated by reference from Current Report on Form 8-K filed on September 4, 2007.
(17)	Incorporated by reference from Current Report on Form 8-K filed on November 21, 2007.
(18)	Incorporated by reference from Current Report on Form 8-K filed on December 17, 2007.
(19)	Incorporated by reference from Current Report on Form 8-K filed on February 10, 2006.
(20)	Incorporated by reference from Current Report on Form 8-K filed on October 26, 2006.
(21)	Incorporated by reference from Current Report on Form 8-K filed on May 1, 2007.
(22)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended October 2, 2010.
(23)	Incorporated by reference from Current Report on Form 8-K filed on May 15, 2006.
(24)	Incorporated by reference from Registration Statement on Form S-8 filed on January 25, 2007, File No. 333-140207.
(25)	Incorporated by reference from Registration Statement on Form S-8 filed on December 19, 2007, File No. 333-148183.
(26)	Incorporated by reference from Current Report on Form 8-K filed on April 30, 2008.
(27)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended March 29, 2008.
(28)	Incorporated by reference from Current Report on Form 8-K filed on May 7, 2008.
(29)	Incorporated by reference from Current Report on Form 8-K filed on May 29, 2008.
(30)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended September 27, 2008.
(31)	Incorporated by reference from Current Report on Form 8-K filed on December 8, 2008.
(32)	Incorporated by reference from Form 10-K for fiscal year ended December 31, 2008.
(33)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended April 3, 2010.

+	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.