Form 10-Q
period 2011-04-02
ZEBRA TECHNOLOGIES CORP
filed 2011-05-05
CIK 877212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2011

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

As of April 29, 2011, there were 54,637,937 shares of Class A Common Stock, $.01 par value, outstanding.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

QUARTER ENDED APRIL 2, 2011

PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	April 2, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$79,685	$46,175
Restricted cash	65	1,378
Investments and marketable securities	164,812	125,567
Accounts receivable, net	141,218	130,143
Receivable from buyer	12,290	0
Inventories, net	120,508	112,970
Deferred income taxes	18,592	15,670
Prepaid expenses and other current assets	10,252	11,505
Discontinued operations	1,111	148,169

Total current assets	548,533	591,577

Property and equipment at cost, less accumulated depreciation and amortization	90,745	87,093
Long-term deferred income taxes	19,286	21,254
Goodwill	79,703	79,703
Other intangibles, net	8,920	9,755
Long-term investments and marketable securities	130,816	85,478
Long-term receivable from buyer	12,290	0
Other assets	3,914	4,004

Total assets	$894,207	$878,864

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$32,413	$34,578
Accrued liabilities	50,845	65,163
Deferred revenue	11,019	8,966
Income taxes payable	33,256	5,900
Discontinued operations	476	21,827

Total current liabilities	128,009	136,434
Deferred rent	1,799	2,207
Other long-term liabilities	9,993	10,191

Total liabilities	139,801	148,832

Stockholders’ equity:
Preferred Stock	—	—
Class A Common Stock	722	722
Additional paid-in capital	133,232	129,715
Treasury stock	(499,483)	(462,029)
Retained earnings	1,132,607	1,070,973
Accumulated other comprehensive loss	(12,672)	(9,349)

Total stockholders’ equity	754,406	730,032

Total liabilities and stockholders’ equity	$894,207	$878,864

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended
	April 2, 2011	April 3, 2010
Net sales:
Net sales of tangible products	$226,120	$201,463
Revenue from services and software	11,181	10,512

Total net sales	237,301	211,975

Cost of sales:
Cost of sales of tangible products	110,781	109,075
Cost of services and software	6,522	5,137

Total cost of sales	117,303	114,212

Gross profit	119,998	97,763

Operating expenses:
Selling and marketing	28,528	24,673
Research and development	21,681	18,324
General and administrative	22,706	19,318
Amortization of intangible assets	835	741
Exit and restructuring costs	1,886	1,766

Total operating expenses	75,636	64,822

Operating income	44,362	32,941

Other income (expense):
Investment income	560	842
Foreign exchange gain (loss)	(294)	168
Other, net	(254)	(270)

Total other income (expense)	12	740

Income before income taxes	44,374	33,681
Income taxes	14,246	8,134

Income from continuing operations	30,128	25,547
Income (loss) from discontinued operations, net of tax	31,506	(814)

Net income	$61,634	$24,733

Basic earnings per share:
Income from continuing operations	$0.54	$0.44
Income (loss) from discontinued operations	0.57	(0.01)

Net income	$1.11	$0.43

Diluted earnings per share:
Income from continuing operations	$0.54	$0.43
Income (loss) from discontinued operations	0.56	(0.01)

Net income	$1.10	$0.42

Basic weighted average shares outstanding	55,353	58,016
Diluted weighted average and equivalent shares outstanding	55,774	58,265

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Three Months Ended
	April 2, 2011	April 3, 2010
Cash flows from operating activities:
Net income	$61,634	$24,733
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,932	7,814
Equity-based compensation	4,488	2,231
Excess tax benefit from equity-based compensation	(645)	(3)
Loss (gain) on sale of fixed assets	9	(82)
Gain on sale of business	(67,213)	0
Deferred income taxes	2,540	3,535
Changes in assets and liabilities:
Accounts receivable, net	12,563	3,990
Inventories, net	(7,136)	(1,780)
Other assets	(1,690)	224
Accounts payable	(7,150)	870
Accrued liabilities	(17,120)	(9,118)
Deferred revenue	(15,749)	(1,618)
Income taxes	27,732	4,295
Other operating activities	(3,364)	(4,917)

Net cash (used) provided by operating activities	(5,169)	30,174

Cash flows from investing activities:
Purchases of property and equipment	(3,922)	(5,818)
Proceeds from the sale of business	188,588	0
Receivable from buyer	(24,580)	0
Purchases of investments and marketable securities	(382,410)	(89,586)
Maturities of investments and marketable securities	209,509	61,144
Sales of investments and marketable securities	88,304	17,736

Net cash provided (used) by investing activities	75,489	(16,524)

Cash flows from financing activities:
Purchase of treasury stock	(41,567)	(20,823)
Proceeds from exercise of stock options and stock purchase plan purchases	2,757	4,191
Excess tax benefit from equity-based compensation	645	3

Net cash used in financing activities	(38,165)	(16,629)

Effect of exchange rate changes on cash	336	24

Net increase (decrease) in cash and cash equivalents	32,491	(2,955)
Cash balance of discontinued operations at beginning of period	1,301	1,693
Cash balance of discontinued operations at end of period	(282)	(729)
Cash and cash equivalents at beginning of period	46,175	37,250

Cash and cash equivalents at end of period	$79,685	$35,259

Supplemental disclosures of cash flow information:
Income taxes paid (refunded)	$8,958	$(454)

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Basis of Presentation

Management prepared these unaudited interim consolidated financial statements for Zebra Technologies Corporation and subsidiaries (“Zebra”) according to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles (“GAAP”) for complete financial statements. Therefore, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in Zebra’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

The consolidated balance sheet as of December 31, 2010 included in this Form 10-Q is taken from the audited consolidated balance sheet in our Form 10-K. These interim financial statements include all adjustments (of a normal, recurring nature) necessary to present fairly Zebra’s consolidated financial position as of April 2, 2011, the consolidated statement of earnings for the three months ended April 2, 2011 and April 3, 2010, and consolidated statement of cash flows for the three months ended April 2, 2011 and April 3, 2010. These results, however, are not necessarily indicative of results for the full year.

Reclassifications. Prior-period financial results have been reclassified to account for the impact of the disposition of Navis Holdings LLC (“Navis”) and other immaterial Zebra operations. In January 2011, Zebra announced its entry into an agreement to sell Navis to Cargotec Corporation. Our audited balance sheet at December 31, 2010, has been adjusted to reflect this announcement by classifying assets and liabilities of discontinued operations. On March 18, 2011, Zebra completed the sale of Navis. As a result, the statements of earnings for the Navis business and other immaterial Zebra operations as of and for all periods presented are reported as discontinued operations. See Note 17 Discontinued Operations to the consolidated financial statements for further information. Prior-period amounts will differ from amounts previously reported because of the classification of Navis and these operations as discontinued.

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

Included in our investment portfolio are three auction rate security instruments. These instruments are classified as available-for-sale securities and are reflected at fair value. Due to events in credit markets, however, the auction events for the instruments held by Zebra as of April 2, 2011, are failed. Therefore, the fair values of these securities are estimated utilizing broker quotations, discounted cash flow analysis or other types of valuation adjustment methodologies at April 2, 2011. These analyses consider, among other items, the collateral underlying the security instruments, the creditworthiness of the counterparty, the timing of expected future cash flows, estimates of the next time the security is expected to have a successful auction, and Zebra’s intent and ability to hold such securities until credit markets improve. These securities were also compared, when possible, to other securities with similar characteristics. In

June 2010, one of the four auction rate securities held at the end of the first quarter of 2010 was called by the issuer and redeemed at par value.

Of the three auction rate security instruments we owned as of April 2, 2011, Zebra deemed one to be other than temporarily impaired and recorded the estimated value decline in 2008. The decline in the market value of the two other securities is considered temporary and has been recorded in accumulated other comprehensive income (loss) on Zebra’s balance sheet. Since Zebra has the intent and ability to hold these securities until they are sold at auction, redeemed at carrying value or reach maturity, we have classified them as long-term investments on the balance sheet.

Financial assets and liabilities carried at fair value as of April 2, 2011, are classified below (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
U.S. government and agency securities	$44,503	$—	$—	$44,503
Obligations of government-sponsored enterprises (1)	3,659	—	—	3,659
State and municipal bonds	169,957	—	2,683	172,640
Corporate securities	71,876	—	2,914	74,790
Other investments	36	—	—	36

Investments subtotal	290,031	—	5,597	295,628
Money market investments related to the deferred compensation plan	3,299	—	—	3,299

Total assets at fair value	$293,330	—	$5,597	$298,927

Liabilities:
Forward contracts (2)	$3,800	2,457	—	$6,257
Liabilities related to the deferred compensation plan	3,299	—	—	3,299

Total liabilities at fair value	$7,099	$2,457	$—	$9,556

Financial assets and liabilities carried at fair value as of December 31, 2010, are classified below (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
U.S. government and agency securities	$21,318	$—	$—	$21,318
Obligations of government-sponsored enterprises (1)	5,785	—	—	5,785
State and municipal bonds	131,626	—	2,683	134,309
Corporate securities	46,683	—	2,914	49,597
Other investments	36	—	—	36

Investments subtotal	205,448	—	5,597	211,045
Forward contracts (2)	1,569	1,706	—	3,275
Money market investments related to the deferred compensation plan	3,427	—	—	3,427

Total assets at fair value	$210,444	$1,706	$5,597	$217,747

Liabilities:
Liabilities related to the deferred compensation plan	$3,427	$—	$—	$3,427

Total liabilities at fair value	$3,427	$—	$—	$3,427

(1)	Includes investments in notes issued by the Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association and the Federal Home Loan Bank.

(2)	The fair value of forward contracts are calculated as follows:

a.	Fair value of forward collar contract associated with forecasted sales hedges are calculated using the midpoint of ask and bid rates for similar contracts.
b.	Fair value of regular forward contracts associated with forecasted sales hedges are calculated using the period-end exchange rate adjusted for the discount rate (3 month LIBOR rate).
c.	Fair value of balance sheet hedges are calculated at the period end exchange rate adjusted for current forward points unless the hedge has been traded but not settled at period end. If this is the case, the fair value is calculated at the rate at which the hedge is being settled.

The following table presents Zebra’s activity for assets measured at fair value on a recurring basis using significant unobservable inputs, Level 3, for the following periods (in thousands):

Three Months Ended
	April 2, 2011	April 3, 2010
Balance at beginning of the year	$5,597	$7,047
Transfers to Level 3	—	—
Total losses (realized or unrealized):
Included in earnings	—	—
Included in other comprehensive income (loss)	—	—
Purchases and settlements (net)	—	—

Balance at end of period	$5,597	$7,047

Total gains and (losses) for the period included in earnings attributable to the change in unrealized losses relating to assets still held at end of period	$—	$—

The following is a summary of short-term and long-term investments (in thousands):

	As of April 2, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government and agency securities	$44,442	$74	$(13)	$44,503
Obligations of government-sponsored enterprises	3,635	24	—	3,659
State and municipal bonds	172,694	326	(380)	172,640
Corporate securities	75,044	293	(547)	74,790
Other investments	36	—	—	36

Total investments	$295,851	$717	$(940)	$295,628

	As of December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government and agency securities	$21,226	$98	$(6)	$21,318
Obligations of government-sponsored enterprises	5,731	54	—	5,785
State and municipal bonds	134,370	402	(463)	134,309
Corporate securities	49,884	199	(486)	49,597
Other investments	36	—	—	36

Total investments	$211,247	$753	$(955)	$211,045

The maturity dates of investments are as follows (in thousands):

	As of April 2, 2011
	Amortized Cost	Estimated Fair Value
Less than 1 year	$164,475	$164,812
1 to 5 years	131,376	130,816
6 to 10 years	—	—
Thereafter	—	—

Total	$295,851	$295,628

The carrying value for Zebra’s financial instruments classified as current assets (other than short-term investments) and current liabilities approximate fair value due to their short maturities.

Note 3 – Investments and Marketable Securities

We classify our investments in marketable debt securities as available-for-sale. As of April 2, 2011, all of our investments in marketable debt securities with maturities greater than one year are classified as long-term investments on the balance sheet due to our ability and intent to hold them until maturity.

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

Change in unrealized gains and losses on available-for-sale securities are as follows (in thousands):

	Three Months Ended
	April 2, 2011	April 3, 2010
Changes in unrealized gains and losses on available- for-sale securities, net of tax, recorded in accumulated other comprehensive income	$(14)	$(247)

Note 4 – Inventories

The components of inventories are as follows (in thousands):

	As of
	April 2, 2011	December 31, 2010
Raw material	$38,244	$33,441
Work in process	533	171
Deferred costs of long-term contracts	466	482
Finished goods	92,904	88,713

Total inventories, gross	132,147	122,807
Inventory reserves	(11,639)	(9,837)

Total inventories, net	$120,508	$112,970

Note 5 Goodwill and Other Intangible Assets

Intangible assets are as follows (in thousands):

	As of April 2, 2011
	Gross Amount	Accumulated Amortization	Net Amount
Amortized intangible assets
Current technology	$12,718	$(11,008)	$1,710
Patent and patent rights	17,160	(10,028)	7,132
Customer relationships	1,773	(1,695)	78

Total	$31,651	$(22,731)	$8,920

Amortization expense for the three months ended April 2, 2011		$835

	As of December 31, 2010
	Gross Amount	Accumulated Amortization	Net Amount
Amortized intangible assets
Current technology	$12,718	$(10,863)	$1,855
Patent and patent rights	17,160	(9,351)	7,809
Customer relationships	1,773	(1,682)	91

Total	$31,651	$(21,896)	$9,755

Amortization expense for the three months ended April 3, 2010		$741

	As of
Goodwill	April 2, 2011	December 31, 2010
Goodwill at gross cost	$180,731	$180,731
Impairment charges	(101,028)	(101,028)

Goodwill	$79,703	$79,703

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

During the first quarter of 2011, Zebra announced its entry into an agreement to sell Navis and its decision to divest certain other operations. As a result, goodwill attributable to the former Zebra Enterprise Solutions (“ZES”) segment was allocated at the reporting unit level between continuing operations ($9,114,000) and discontinued operations ($72,795,000) based on the relative fair value of each reporting unit. The goodwill allocated above to continuing operations was tested for impairment and we determined that our goodwill related to this reporting unit was not impaired.

Beginning with the first quarter of 2011, the continuing operations of the former ZES reporting unit have been combined with the former Specialty Printing Group (“SPG”) operating segment to form one Zebra operating segment. These operations were combined because the size of the remaining component is not material. Future goodwill impairment tests will be conducted at the consolidated Zebra level.

Note 6 – Costs Associated with Exit and Restructuring Activities

In January 2011, Zebra announced its entry into an agreement to sell Navis to Cargotec Corporation. Zebra will retain the real time location, tags and readers portion of the WhereNet business, along with the WhereNet applications that are sold into non-maritime industries. Headquartered in Santa Clara, California, WhereNet provides integrated wireless real time locating systems (“RTLS”) to companies primarily in the industrial manufacturing, transportation and logistics, and aerospace and defense sectors. In the first quarter of 2011, Zebra also announced its plan to relocate the administrative and accounting functions related to the WhereNet business to its corporate facilities in Illinois. The costs below for the three months ended April 2, 2011 represent the costs related to the WhereNet business.

In 2008, we announced plans to establish regional distribution and configuration centers, consolidate our supplier base, and transfer final assembly of thermal printers to Jabil Circuit, Inc., a global third-party electronics manufacturer. This action was completed in 2010 and the costs noted below for the three months ended April 3, 2010 relate to the completion of this transfer.

The following is a summary of exit costs incurred (in thousands):

	Three Months Ended
Type of Cost:	April 2, 2011	April 3, 2010
Severance, stay bonuses, and other employee-related expenses	$1,279	$427
Professional services	552	33
Relocation and transition costs	29	1,306
Other exit costs	26	0

Total	$1,886	$1,766

Liabilities and expenses related to exit activities were as follows (in thousands):

	Three Months Ended
	April 2, 2011	April 3, 2010
Balance at beginning of period	$1,301	$3,038
Charged to earnings	1,886	1,766
Cash paid	(1,066)	(2,279)

Balance at the end of period	$2,121	$2,525

Liabilities related to exit activities are included in the accrued liabilities line item on the balance sheet. All current exit costs are included in operating expenses under the line item exit and restructuring costs.

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

	Three Months Ended
	April 2, 2011	April 3, 2010
Change in gains (losses) from foreign exchange derivatives	$(4,821)	$3,913
Gain (loss) on net foreign currency assets	4,527	(3,745)

Foreign exchange gain (loss)	$(294)	$168

	As of
	April 2, 2011	December 31, 2010
Notional balance of outstanding contracts:
Pound/US dollar	£3,431	£6,162
Euro/US dollar	€45,114	€46,307
Net fair value of outstanding contracts	$(354)	$667

Summary financial information related to the cash flow hedges is as follows (in thousands):

	As of
	April 2, 2011	December 31, 2010
Net unrealized gains (losses) deferred in other comprehensive income:
Gross	$(4,419)	$(1,522)
Income tax benefit	(1,663)	(573)

Net	$(2,756)	$(949)

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

Summary financial information related to the cash flow hedges of future revenues follows (in thousands, except percentages):

	As of
	April 2, 2011	December 31, 2010
Notional balance of outstanding contracts versus the dollar	€80,390	€73,800
Hedge effectiveness	100%	100%

	Three Months Ended
	April 2, 2011	April 3, 2010
Net gains and (losses) included in revenue	$(966)	$—

Forward contracts

We record our forward contracts at fair value on our consolidated balance sheet as either other assets or other liabilities depending upon the fair value calculation as detailed in Note 2 of Zebra’s financial statements. The amounts recorded on our consolidated balance sheet are as follows (in thousands):

	As of
	April 2, 2011	December 31, 2010
Assets:
Other assets	$—	$3,275

Total	$—	$3,275

Liabilities:
Accrued liabilities	$6,257	$—

Total	$6,257	$—

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

The following table is a summary of Zebra’s accrued warranty obligation (in thousands):

	Three Months Ended
	April 2, 2011	April 3, 2010
Balance at the beginning of the year	$4,554	$3,813
Warranty expense	1,011	694
Warranty payments	(1,426)	(1,346)

Balance at the end of the period	$4,139	$3,161

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

Note 10 – Benefit Programs

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

Note 11 – Stockholders’ Equity

Share count and par value data related to stockholders’ equity are as follows:

	As of
	April 2, 2011	December 31, 2010
Preferred Stock
Par value per share	$0.01	$0.01
Shares authorized	10,000,000	10,000,000
Shares outstanding	—	—
Common Stock – Class A
Par value per share	$0.01	$0.01
Shares authorized	150,000,000	150,000,000
Shares issued	72,151,857	72,151,857
Shares outstanding	54,730,861	55,711,325
Treasury stock
Shares held	17,420,996	16,440,532

During the three-month period ended April 2, 2011, Zebra purchased 1,100,000 shares of common stock for $41,567,000 under a board authorized share repurchase plan, compared with purchases of 750,000 shares of common stock for $20,823,000 for the three-month period ended April 3, 2010.

A roll forward of Class A common shares outstanding is as follows:

	Three Months Ended
	April 2, 2011	April 3, 2010
Balance at the beginning of the year	55,711,325	58,318,983
Repurchases	(1,100,000)	(750,000)
Stock option and ESPP issuances	158,764	166,528
Restricted share issuances	3,374	3,995
Restricted share forfeitures	(7,445)	(11,045)
Shares withheld for tax obligations	(35,157)	(3,951)

Balance at the end of the period	54,730,861	57,724,510

Note 12 – Earnings Per Share

Earnings per share were computed as follows (in thousands, except per share amounts):

	Three Months Ended
	April 2, 2011	April 3, 2010
Weighted average shares:
Weighted average common shares outstanding	55,353	58,016
Effect of dilutive securities outstanding	421	249

Diluted weighted average shares outstanding	55,774	58,265

Earnings (loss):
Income from continuing operations	$30,128	$25,547
Income (loss) from discontinued operations	31,506	(814)

Net income	$61,634	$24,733

Basic per share amounts:
Income from continuing operations	$0.54	$0.44
Income (loss) from discontinued operations	$0.57	$(0.01)

Net income	$1.11	$0.43

Diluted per share amounts:
Income from continuing operations	$0.54	$0.43
Income (loss) from discontinued operations	$0.56	$(0.01)

Net income	$1.10	$0.42

Potentially dilutive securities that were excluded from the earnings per share calculation consist of options with an exercise price greater than the average market closing price of the Class A common stock during the respective periods. These options were as follows:

	Three Months Ended
	April 2, 2011	April 3, 2010
Potentially dilutive shares	1,136,000	1,924,000

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

The compensation expense and the related tax benefit for equity-based payments were included in the Consolidated Statement of Earnings as follows (in thousands):

	Three Months Ended
	April 2, 2011	April 3, 2010
Cost of sales	$233	$186
Selling and marketing	273	191
Research and development	319	316
General and administrative	2,188	1,260

Total compensation	$3,013	$1,953

Income tax benefit	$1,039	$674

Cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized (excess tax benefits) are classified as financing cash flows in the statement of cash flows. The tax benefits classified as financing cash flows for the three months ended April 2, 2011 was $645,000 and for the three months ended April 3, 2010 was $3,000.

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

	Three Months Ended
	April 2, 2011	April 3, 2010
Expected dividend yield	0%	0%
Forfeiture rate	9.78%	9.92%
Volatility	39.50%	43.08%
Risk free interest rate	2.26%	2.23%
– Range of interest rates	0.06% - 3.41%	0.15% - 3.29%
Expected weighted-average life	5.36 years	5.23 years
Fair value of options and SARs granted	$132,000	$145,000
Weighted-average grant date fair value of options and SARs granted	$14.40	$11.85

SAR activity was as follows:

	Three Months Ended April 2, 2011
SARs	Shares	Weighted-Average Exercise Price
Outstanding at beginning of year	1,234,787	$23.82
Granted	9,170	37.65
Exercised	(16,869)	20.49
Forfeited	(203,705)	24.04

Outstanding at end of period	1,023,383	$23.96

Exercisable at end of period	135,518	$20.36

Intrinsic value of exercised SARs	$301,000

For the three months ended April 2, 2011, shares granted above include SARs with respect to 9,170 shares of Zebra stock. There were no stock options granted during the quarter.

The terms of the SARs are established under the 2006 Zebra Technologies Corporation Incentive Compensation Plan (the 2006 Plan) and the applicable SAR agreement. Once vested, a SAR entitles the holder to receive a payment equal to the difference between the per-share base price of the SAR and the fair market value of a share of Zebra stock on the date the SAR is exercised, multiplied by the number of SARs exercised. Exercised SARs are settled in whole shares of Zebra stock, and any fraction of a share is settled in cash. The SARs granted above vest annually in four equal amounts on each of the first four anniversaries of the grant date and expire 10 years after the grant date.

The following table summarizes information about SARs outstanding at April 2, 2011:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
$ 19.56-$19.56	466,192	7.94 years	$19.56	106,654	$19.56
$ 19.57-$27.50	71,626	8.44 years	24.87	27,164	22.98
$ 27.51-$27.82	460,640	9.09 years	27.82	0	0.00
$ 27.83-$35.51	19,583	9.15 years	30.24	1,700	28.74
$ 35.52-$39.19	5,342	9.88 years	39.19	0	0.00

	1,023,383			135,518

	Outstanding	Exercisable
Aggregate intrinsic value	$15,723,000	$2,569,000
Weighted-average remaining contractual term	8.5 years	7.5 years

Stock option activity was as follows:

	Three Months Ended April 2, 2011
Options	Shares	Weighted-Average Exercise Price
Outstanding at beginning of year	2,340,959	$37.36
Granted	0	0.00
Exercised	(132,806)	25.55
Forfeited	(53,508)	32.30
Expired	(19,594)	40.47

Outstanding at end of period	2,135,501	$38.18

Exercisable at end of period	1,813,019	$38.45

Intrinsic value of exercised options	$1,810,000

The following table summarizes information about stock options outstanding at April 2, 2011:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
$ 1.29-$34.53	447,162	2.47 years	$23.24	411,760	$22.96
$ 34.54-$36.49	435,274	5.85 years	36.11	262,867	35.95
$ 36.50-$42.28	482,365	5.90 years	40.24	367,692	40.26
$ 42.29-$46.18	460,574	4.38 years	44.92	460,574	44.92
$ 46.19-$53.92	310,126	3.31 years	49.38	310,126	49.38

	2,135,501			1,813,019

	Outstanding	Exercisable
Aggregate intrinsic value	$8,867,000	$7,829,000
Weighted-average remaining contractual term	4.5 years	4.1 years

Restricted stock award activity, granted under the 2006 Plan, was as follows:

	Three Months Ended April 2, 2011
Restricted Stock Awards	Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of year	844,686	$25.46
Granted	3,374	37.66
Released	(113,600)	25.64
Forfeited	(8,087)	26.89

Outstanding at end of period	726,373	$25.48

For the three months ended April 2, 2011, shares of restricted stock awards granted totaled 3,374.

As of April 2, 2011
Awards granted under Zebra’s equity based compensation plans:
Unearned compensation costs related to awards granted	$15,873,000
Period expected to be recognized over	2.2 years

The fair value of the purchase rights of all Zebra employees issued under the stock purchase plan is estimated using the following weighted-average assumptions for purchase rights granted. Expected lives of three months to one year have been used along with these assumptions.

	Three Months Ended
	April 2, 2011	April 3, 2010
Fair market value	$37.99	$28.35
Option price	$36.09	$26.93
Expected dividend yield	0%	0%
Expected volatility	26%	21%
Risk free interest rate	0.12%	0.06%

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

Zebra has concluded all U.S. federal income tax audits for years through 2006. The tax years 2006 through 2010 remain open to examination by multiple state taxing jurisdictions. Tax authorities in the United Kingdom have completed income tax audits for tax years through 2006.

Zebra’s continuing practice is to recognize interest and/or penalties related to income tax matters as part of income tax expense. For the three months ended April 2, 2011 and April 3, 2010, we did not accrue any interest or penalties into income tax expense.

	Three Months Ended
	April 2, 2011	April 3, 2010
Effective tax rate	32.1%	24.1%

Zebra’s effective tax rate for the first quarter of 2010 included a $2,764,000 reduction of federal taxes related to prior years’ adjustments for intercompany profit in ending inventory which reduced our effective rate for the first three months of 2010 by approximately 8.1%.

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

•	Unrealized gains (losses) on investments classified as available-for-sale are deferred from income statement recognition until the gains or losses are realized. See Note 3 for more details.

The Consolidated Statements of Comprehensive Income are as follows (in thousands):

	Three Months Ended
	April 2, 2011	April 3, 2010
Net income	$61,634	$24,733
Other comprehensive income (loss):
Foreign currency translation adjustment	(553)	(444)
Changes in unrealized gains (losses) on hedging transactions, net of tax	(2,756)	1
Changes in unrealized gains (losses) on investments, net of tax	(14)	(247)

Comprehensive income	$58,311	$24,043

The components of other comprehensive income gross and net of income tax are as follows (in thousands):

	Three Months Ended
	April 2, 2011	April 3, 2010
Changes in unrealized gains and losses on foreign currency hedging activities:
Gross	$(4,419)	$1
Income tax (benefit)	(1,663)

Net	$(2,756)	$1

Changes in unrealized gains and losses on investments classified as available-for-sale:
Gross	$(22)	$(396)
Income tax (benefit)	(8)	(149)

Net	$(14)	$(247)

The components of accumulated other comprehensive income (loss) included in the Consolidated Balance Sheets are as follows (in thousands):

	As of
	April 2, 2011	December 31, 2010
Foreign currency translation adjustments	$(8,828)	$(8,275)

Unrealized gains and (losses) on hedging transactions:
Gross	$(5,942)	$(1,523)
Income tax (benefit)	(2,236)	(573)

Net	$(3,706)	$(950)

Unrealized gains and (losses) on investments classified as available-for-sale:
Gross	$(222)	$(200)
Income tax (benefit)	(84)	(76)

Net	$(138)	$(124)

Note 16 – New Accounting Pronouncements

In October 2009, the FASB issued update 2009-13, ASC 605, Revenue Recognition: Multiple – Deliverable Revenue Arrangements-a consensus of the FASB Emerging Issues Task Force. The revised guidance provides for two significant changes to existing multiple-element arrangement guidance. The first relates to the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. This change is significant as it will likely result in the requirement to separate more deliverables within an arrangement, ultimately leading to less revenue deferral. The second change modifies the manner in which the transaction consideration is allocated across the separately identifiable deliverables. These changes are likely to result in earlier recognition of revenue for multiple-element arrangements than under previous guidance. This standard is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. This standard did not have a material effect upon our consolidated financial statements.

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

In December 2010, the FASB issued update 2010-28, ASC 350, Intangibles – Goodwill and Other: When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the FASB Emerging Issues Task Force). This updated guidance requires entities with reporting units with zero or negative carrying amounts to perform an additional test to determine if goodwill has been impaired and to calculate the amount of impairment (Step 2). This standard is effective for interim and annual periods beginning after December 15, 2010. This standard did not have a material effect upon our consolidated financial statements.

Note 17 Discontinued Operations

On March 18, 2011, we sold our Navis marine terminal solutions business and the related WhereNet marine terminal solutions product line of our Zebra Enterprise Solutions (“ZES”) business segment for approximately $189 million in cash to Cargotec Corporation. Zebra recorded a short-term receivable from buyer in the amount of $12,290,000 which is due 12 months from transaction date. Zebra also recorded a long-term receivable from buyer in the amount of $12,290,000 which is due 18 months from the transaction date. These receivables represent funds held in escrow that are subject to adjustment according to terms of the sales agreement. In addition, we also discontinued certain other immaterial Zebra operations.

Beginning in the first quarter of 2011, Zebra is required to report the results of these businesses as discontinued operations. The amounts presented below for discontinued operations include Navis and other immaterial Zebra operations assets and liabilities, and the operating results of these businesses for both 2011 and 2010 periods. With the sale, Zebra consolidated the WhereNet Location Solutions business, the remainder of what was formerly known as ZES, and the reporting of separate business segments will no longer be required because the size of the remaining component is not material.

The components of assets and liabilities of discontinued operations in our unaudited consolidated balance sheet are as follows (in thousands):

	As of
	April 2, 2011	December 31, 2010
Assets:
Cash and cash equivalents	$282	$1,301
Accounts receivable, net	458	24,003
Inventories	371	772
Deferred income taxes	0	3,492
Prepaid expenses and other current assets	0	3,328
Property and equipment, net	0	1,890
Goodwill	0	72,230
Other intangibles, net	0	39,951
Other assets	0	1,202

Assets of discontinued operations	$1,111	$148,169

Liabilities:
Accounts payable	$250	$726
Accrued liabilities	190	2,927
Deferred revenue	36	17,791
Deferred rent	0	199
Other long-term liabilities	0	184

Liabilities of discontinued operations	$476	$21,827

Summary results for discontinued operations in our unaudited consolidated statement of earnings are as follows (in thousands):

	Three Months Ended
	April 2, 2011	April 3, 2010
Net sales	$12,633	$14,456

Loss from discontinued operations	$(11,627)	$(1,269)
Income tax benefit	1,001	455
Gain on sale of discontinued operations	67,213	0
Income tax (expense) on sale	(25,081)	0

Income (loss) from discontinued operations	$31,506	$(814)

The components of cash flows of discontinued operations in our unaudited consolidated statement of cash flows are as follows (in thousands):

	Three Months Ended
	April 2, 2011	April 3, 2010
Cash flows from discontinued operations:
Net cash provided (used) by operating activities	$(995)	$(2,117)
Net cash provided (used) by investing activities	0	0
Net cash provided (used) by financing activities	0	0
Effect of exchange rate changes on cash	(24)	1,153

Net decrease in cash and cash equivalents	(1,019)	(964)
Cash and cash equivalents at beginning of period	1,301	1,693

Cash and cash equivalents at end of period	$282	$729

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations: First Quarter of 2011 versus First Quarter of 2010

Consolidated Results of Operations

(Amounts in thousands, except percentages):

	Three Months Ended
	April 2, 2011	April 3, 2010	Percent Change	Percent of Net Sales -2011	Percent of Net Sales -2010
Net Sales
Tangible products	$226,120	$201,463	12.2	95.3	95.0
Service & software	11,181	10,512	6.4	4.7	5.0

Total net sales	237,301	211,975	11.9	100.0	100.0
Cost of Sales
Tangible products	110,781	109,075	1.6	46.7	51.5
Service & software	6,522	5,137	27.0	2.7	2.4

Total cost of sales	117,303	114,212	2.7	49.4	53.9

Gross profit	119,998	97,763	22.7	50.6	46.1
Operating expenses	75,636	64,822	16.7	31.9	30.6

Operating income	44,362	32,941	34.7	18.7	15.5
Other income (expense)	12	740	(98.4)	0.0	0.3

Income before income taxes	44,374	33,681	31.7	18.7	15.9
Income taxes	14,246	8,134	75.1	6.0	3.8

Income from continuing operations	$30,128	$25,547	17.9	12.7	12.1
Income (loss) from discontinued operations, net of tax	31,506	(814)	N/M	13.3	(0.4)

Net income	$61,634	$24,733	149.2	26.0	11.7

Diluted earnings per share:
Income from continuing operations	$0.54	$0.43	25.6
Income (loss) from discontinued operations	0.56	(0.01)	N/M

Net income	$1.10	$0.42	161.9

Consolidated Results of Operations – First quarter

Sales

Net sales for the first quarter of 2011, compared with the corresponding 2010 quarter, increased 11.9% due to a broad-based increase in demand for Zebra products, driven by a focused business strategy, innovative new products and global economic recovery. The first quarter of 2011 was the fifth consecutive quarter of strong year-over-year growth. The increase in sales was largely attributable to 13.0% growth in hardware sales (all printer categories and aftermarket parts). Printer unit volume increased 16.3% from the first quarter of 2010.

Sales by product category were as follows (amounts in thousands, except percentages):

	Three Months Ended
Product Category	April 2, 2011	April 3, 2010	Percent Change	Percent of Net Sales -2011	Percent of Net Sales -2010
Hardware	$180,136	$159,409	13.0	75.9	75.2
Supplies	44,635	40,697	9.7	18.8	19.2
Service and software	11,181	10,512	6.4	4.7	5.0

Subtotal products	235,952	210,618	12.0	99.4	99.4
Shipping and handling	1,349	1,357	(0.6)	0.6	0.6

Total net sales	$237,301	$211,975	11.9	100.0	100.0

Sales increased in all geographic territories due primarily to Zebra building a larger sales and marketing organization. Innovative new products introduced over the past year are helping to meet more of our customers’ asset tagging needs in a complex supply chain environment. International regions also benefited from investments in 2010 to increase the number of Zebra sales representatives in China, Brazil, Turkey and other areas of high-growth business opportunity. Movements in foreign exchange rates decreased sales by $404,000 in the Europe, Middle East and Africa region due principally to a weaker euro against the dollar.

Sales to customers by geographic region were as follows (in thousands, except percentages):

Geographic Region	Three Months Ended		Percent Change	Percent of Net Sales - 2011	Percent of Net Sales - 2010
	April 2, 2011	April 3, 2010
Europe, Middle East and Africa	$84,230	$76,316	10.4	35.5	36.0
Latin America	20,104	19,482	3.2	8.5	9.2
Asia-Pacific	32,495	23,120	40.5	13.7	10.9

Total International	136,829	118,918	15.1	57.7	56.1
North America	100,472	93,057	8.0	42.3	43.9

Total net sales	$237,301	$211,975	11.9	100.0	100.0

Gross Profit

Gross profit increased 22.7% due to higher volumes and lower material and freight costs in 2011. Gross profit was affected by unfavorable foreign currency movements which decreased first quarter gross profit by $313,000. Gross margin increased from 46.1% to 50.6%. The benefit of outsourcing printer production to a third party, higher volumes and continued cost reductions contributed to the increase in gross margin.

Printer unit volumes and average selling price information is summarized below:

	Three Months Ended
	April 2, 2011	April 3, 2010	Percent Change
Total printers shipped	284,177	244,386	16.3
Average selling price of printers shipped	$524	$547	(4.2)

Operating Expenses

Operating expenses for the quarter increased 16.7% due mainly to greater selling and marketing expenses and research and development expenses. Several categories accounted for these increases, including compensation costs which include salaries, benefits, bonuses and commissions. These increases are primarily related to more employees in 2011 versus 2010. Business development, outside professional services, project expenses, and travel and entertainment expenses all increased over 2010 levels. Restructuring costs in 2011 relate to Zebra’s restructuring its WhereNet operations. In 2010, Zebra’s program for outsourcing its manufacturing operations was nearly complete and the related restructuring costs related to this program.

Operating expenses are summarized below (in thousands, except percentages):

	Three Months Ended		Percent Change	Percent of Net Sales 2011	Percent of Net Sales 2010
Operating Expenses	April 2, 2011	April 3, 2010
Selling and marketing	$28,528	$24,673	15.6	12.0	11.7
Research and development	21,681	18,324	18.3	9.1	8.6
General and administrative	22,706	19,318	17.5	9.6	9.1
Amortization of intangible assets	835	741	12.8	0.4	0.4
Exit, restructuring and integration costs	1,886	1,766	6.8	0.8	0.8

Total operating expenses	$75,636	$64,822	16.7	31.9	30.6

Operating Income

The operating income increase for the first quarter of 2011 versus 2010 was the result of increased sales and gross profit as noted above.

Other Income

Investment income declined from lower short-term interest rates in 2011 compared with 2010. Zebra recorded a foreign exchange gain in 2010 as the U.S. dollar strengthened against the euro versus a loss in 2011.

Zebra’s non-operating income and expense items are summarized in the following table (in thousands):

	Three Months Ended
	April 2, 2011	April 3, 2010
Investment income	$560	$842
Foreign exchange gain (loss)	(294)	168
Other, net	(254)	(270)

Total other income	$12	$740

Income Taxes

The effective income tax rate for the first quarter of 2011 was 32.1% compared with 24.1% for the first quarter of 2010.

Discontinued Operations

Discontinued operations income in 2011 is primarily related to the gain on the divestiture of Navis Holdings LLC (Navis), net of taxes, offset by losses in the discontinued businesses in 2011.

Liquidity and Capital Resources

(Amounts in thousands, except percentages):

	Three Months Ended
Rate of Return Analysis:	April 2, 2011	April 3, 2010
Average cash and marketable securities balances	$316,988	$249,198
Annualized rate of return	0.7%	1.4%

Average cash and marketable securities balances for the first three months of 2011 increased compared to 2010 as a result of increased cash provided from the divestiture of the Navis.

As of April 2, 2011, Zebra had $375,378,000 in cash, restricted cash, investments and marketable securities, compared with $258,598,000 at December 31, 2010. Factors affecting cash and investment balances during the first three months of 2011 include the following (changes below include the impact of foreign currency):

•	Operations used cash in the amount of $5,169,000, primarily for purchase of inventory and the payment of benefit accruals.

•	Accounts receivable decreased $12,563,000 due to the sale of Navis.

•	Inventories increased $7,136,000 due to increases in raw materials and finished goods.

•	Accounts payable decreased $7,150,000 due to the timing of payments at period end.

•	Accrued liabilities decreased $17,120,000 due to the payout of benefit accruals.

•	Deferred revenue decreased $15,749,000 due to the divestiture of Navis.

•	Taxes payable increased $27,732,000 due to the Navis sale and the timing of tax payments.

•	Purchases of property and equipment totaled $3,922,000.

•	Receivable from buyer increased $24,580,000 due to the divestiture of Navis.

•	Proceeds from the sale of Navis provided $188,588,000.

•	Net sales of investments totaled $88,304,000.

•	Purchases of treasury shares totaled $41,567,000.

•	Stock option exercises and purchases under the stock purchase plan contributed $2,757,000.

Management believes that existing capital resources and funds generated from operations are sufficient to finance anticipated capital requirements. The funds generated from the Navis business which was sold during the quarter were historically cash flow neutral.

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

Software Revenue

We sell four types of software and record revenue as follows:

•

Zebra has fixed fee software implementation projects, for which we use the percentage of completion method for revenue recognition. Under this method of accounting, we recognize revenue based on the ratio of costs incurred to total estimated costs. If increases in projected costs-to-complete are sufficient to create a loss contract, the entire estimated loss is charged to operations in the period the loss first becomes known.

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

Investments and Marketable Securities

Investments and marketable securities at April 2, 2011, consisted of the following:

U.S. government and agency securities	15.1%
Obligations of government sponsored enterprises (1)	1.2%
State and municipal bonds	58.4%
Corporate securities	25.3%

(1)	Includes investments in notes issued by the Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association and the Federal Home Loan Bank.

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

Trading and available-for-sale securities are recorded at fair value. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of discounts or premiums. Unrealized holding gains and losses on trading securities are included in earnings. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders’ equity until realized. As of April 2, 2011, Zebra’s investments in marketable debt securities are classified as available-for-sale. In addition, as of April 2, 2011, all of our investments in marketable debt securities with maturities greater than one year are classified as long-term in the consolidated balance sheet due to our ability and intent to hold them until maturity.

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

We reserve for estimated credit losses based upon historical experience and specific customer collection issues. Over the last three years, accounts receivable reserves varied from 0.9% to 2.7% of total accounts receivable. Accounts receivable reserves as of April 2, 2011, were $1,436,000, or 0.9% of the balance due. Accounts receivable reserves as of December 31,

2010, were $1,459,000, or 1.1% of the balance due. We believe our reserve level is appropriate considering the quality of the portfolio as of April 2, 2011. While credit losses have historically been within expectations and the provisions established, we cannot guarantee that our credit loss experience will continue to be consistent with historical experience.

Inventories

We value our inventories at the lower of the actual cost to purchase or manufacture using the first-in, first-out (FIFO) method, or the current estimated market value. We review inventory quantities on hand and record a provision for excess and obsolete inventory based on forecasts of product demand and production requirements for the subsequent twelve months.

Over the last three years, our reserves for excess and obsolete inventories have ranged from 7.0% to 11.4% of gross inventory. As of April 2, 2011, inventory reserves were $11,639,000, or 8.8% of gross inventory compared to inventory reserves of $9,837,000, or 8.0% of gross inventory as of December 31, 2010. We believe our reserve level is appropriate considering the quantities and quality of the inventories as of April 2, 2011.

Valuation of Goodwill

We test the impairment of goodwill each year as of the end of May or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We completed our annual assessment during June 2010 and determined that our goodwill was not impaired as of the end of May 2010.

During the first quarter of 2011, Zebra announced its entry into an agreement to sell Navis and its decision to divest certain other operations. As a result, goodwill attributable to the former Zebra Enterprise Solutions (“ZES”) segment was allocated at the reporting unit level between continuing operations ($9,114,000) and discontinued operations ($72,795,000) based on the relative fair value of each reporting unit. The goodwill allocated above to continuing operations was tested for impairment and we determined that our goodwill related to this reporting unit was not impaired.

Beginning with the first quarter of 2011, the continuing operations of the former ZES reporting unit have been combined with the former Specialty Printing Group (“SPG”) operating segment to form one Zebra operating segment. Future goodwill impairment tests will be conducted at the consolidated Zebra level.

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

If we believe that one or more of the above indicators of impairment have occurred, we perform an impairment test. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. We generally determine the fair value of our reporting units using three valuation methods: Income Approach – Discounted Cash Flow Analysis, Market Approach – Guideline Public Company Method and Market Approach – Comparative Transactions Method. The approach defined below is based upon our last impairment test conducted in June 2010 as of the end of May 2010.

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

Net intangible assets, long-lived assets and goodwill amounted to $179,368,000 as of April 2, 2011.

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

Zebra has concluded all U.S. federal income tax audits for years through 2006. The tax years 2006 through 2010 remain open to examination by multiple state taxing jurisdictions. Tax authorities in the United Kingdom have completed income tax audits for tax years through 2006.

Zebra’s continuing practice is to recognize interest and/or penalties related to income tax matters as part of income tax expense. For the three month ended April 2, 2011 and April 2, 2011, we did not accrue any interest or penalties into income tax expense.

	Three Months Ended
	April 2, 2011	April 3, 2010
Effective tax rate	32.1%	24.1%

Zebra’s effective tax rate for the three months ended April 3, 2010 included a $2,764,000 reduction of federal taxes related to prior years’ adjustments for intercompany profit in ending inventory which reduced our effective rate by approximately 8.1%.

Significant Customer

ScanSource, Inc. is our most significant customer. Our net sales to ScanSource, Inc., an international distributor of Zebra products, as a percentage of total net sales, were as follows:

	Three Months Ended
	April 2, 2011	April 3, 2010
Net sales to ScanSource, Inc.	19.6%	18.3%

No other customer accounted for 10% or more of total net sales during these periods.

Market Risks

As widely reported, a powerful earthquake centered off the northeastern coast of Japan on March 11, 2011, resulted in the loss of many lives, wide-spread damage to and destruction of property, disruption of electric power, and the release of radiation from a crippled nuclear power plant. This devastation has disrupted the operations to varying degrees of companies with business activity in the affected region. We are unable to predict at this time whether we will be able to maintain adequate supplies of components used in the manufacture of our products to meet customer demand. While Zebra has not experienced any disruptions in the shipment of product to meet customer demand, or any effect upon operating results to date, the consequences of this unfortunate natural disaster may adversely affect Zebra’s business and results of operations. We currently expect the crisis to have a minimal effect upon revenues, but do expect to incur additional engineering costs and shipping expenses over the next three quarters as supplies are restored. We cannot give any assurance that the supply chain disruption will not have a material adverse effect upon Zebra’s business, results of operations, financial condition or cash flows.

Safe Harbor

Forward-looking statements contained in this filing are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995 and are highly dependent upon a variety of important factors which could cause actual results to differ materially from those reflected or implied in such forward looking statements. These factors include:

•	Market acceptance of Zebra’s printer and software products and competitors’ product offerings and the potential effects of technological changes,

•	The effect of market conditions in North America and other geographic regions,

•	Our ability to control manufacturing and operating costs, including the success of migrating final printer product assembly offshore to a third-party manufacturer,

•	Success of acquisitions and their integration,

•	Interest rate and financial market conditions because of our large investment portfolio,

•	The effect of the earthquake, tsunami and radiation leak in Japan on our business,

•	Foreign exchange rates due to the large percentage of our international sales and operations, and

•	The outcome of litigation in which Zebra is involved, particularly litigation or claims related to infringement of third-party intellectual property rights.

When used in this document and documents referenced, the words “anticipate,” “believe,” “estimate,” “will” and “expect” and similar expressions as they relate to Zebra or its management are intended to identify such forward-looking statements. We encourage readers of this report to review Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, for a further discussion of issues that could affect Zebra’s future results. Zebra undertakes no obligation, other than as may be required by law, to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this report.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There were no material changes in Zebra’s market risk during the quarter ended April 2, 2011. For additional information on market risk, refer to the “Quantitative and Qualitative Disclosures About Market Risk” section of our Form 10-K for the year ended December 31, 2010. See Note 3 to the Consolidated Financial Statements included in this report for further discussion of investments and marketable securities.

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

As of January 31, 2011, we completed the implementation of the new systems for our EMEA region. This implementation included customer order entry and invoicing, inventory procurement and management, certain accounts payable activity, and other related operational systems. As part of the implementation, we changed many of the related internal controls, primarily by replacing manual controls with system controls and streamlining Zebra’s internal operations. These new controls will subject to testing throughout 2011. The effectiveness of these new controls will be disclosed in our December 31, 2011 internal control report.

During the first three months of 2011, we made additional changes to our controls and procedures as part of our ongoing monitoring of our controls. None of these changes has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In addition, there were no other changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other information included in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, and the factors identified under “Safe Harbor” at the end of Item 2 of Part I of this Quarterly Report on Form 10-Q, which could materially affect our business, financial condition, cash flows or results of operations. The risks described in our Annual Report on Form 10-K are not the only risks facing Zebra. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, cash flows and/or results of operations.

The recent natural disaster in Japan may cause supply disruptions that could adversely affect Zebra’s business and results of operations.

As widely reported, a powerful earthquake centered off the northeastern coast of Japan on March 11, 2011, resulted in the loss of many lives, wide-spread damage to and destruction of property, disruption of electric power, and the release of radiation from a crippled nuclear power plant. This devastation has disrupted the operations to varying degrees of companies with business activity in the affected region. We are unable to predict at this time whether, to what extent, or the duration any of these disruptions will have on our ability to maintain adequate supplies of components used in the manufacture of our products to meet customer demand. The consequences of this unfortunate natural disaster, however, may have a material adverse effect on Zebra’s business and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Treasury Shares

During the first quarter of 2011, Zebra purchased 1,100,000 shares of Zebra’s Class A Common Stock at a weighted average share price of $37.79 per share, as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum number of shares that may yet be purchased under the program
January 2011 (January – January 29)	0	$0.00	0	1,850,000
February 2011 (January 30 – February 26)	526,800	$38.79	526,800	1,323,200
March 2011 (February 27 – April 2)	573,200	$36.87	573,200	750,000

(1)	On August 3, 2010, Zebra’s Board authorized the purchase of up to an additional 3,000,000 shares under our stock repurchase program. This authorization does not have an expiration date.

(2)	During the first quarter, Zebra acquired 35,157 shares of Zebra Class A Common Stock through the withholding of shares necessary to satisfy tax withholding obligations upon the vesting of restricted stock awards. These shares were acquired at an average price of $36.59 per share.

Item 5.	Other Information

In lieu of filing under Form 8-K, Zebra is making this filing under Item 5 of Form 10-Q.

Equity-Based Compensation as of March 22, 2011

In March 2011, Zebra closed the sale of Navis Holdings LLC (formerly Zebra Enterprise Solutions Holdings LLC) pursuant to a Securities Purchase Agreement dated January 28, 2011 with Cargotec Corporation. This disposition resulted in a change to Zebra’s equity compensation plan data. As described in more detail below, at March 22, 2011:

•	Shares available for grant under the 2011 Plan (if approved by stockholders): 5,500,000

•	Shares available for grant under our 2006 Plan: 2,454,690

¡	However, if the 2011 Plan is approved by shareholders it would replace the 2006 Plan and no additional shares would be granted under the 2006 Plan.

¡	Apart from the Stock Purchase Plan, the 2006 Plan is currently the only plan under which Zebra may make equity grants.

•	Options and SARs outstanding: 1,993,130

•	Weighted average exercise price of outstanding options and SARs: $33.39

•	Weighted average term to expiration of outstanding options and SARs: 5.7 years

•	Restricted Stock Awards and Performance Shares Awards: 736,045

As of March 22, 2011, Zebra had a general equity-based compensation plan and a stock purchase plan under which shares of our common stock were available for future grants and sales, and which are described below.

On May 9, 2006, Zebra’s stockholders approved the 2006 Zebra Technologies Corporation Incentive Compensation Plan (the 2006 Plan), which included authorization for issuance of awards of 5,500,000 shares under the 2006 Plan. The 2006 Plan became effective immediately and superseded the 1997 Stock Option Plan (the 1997 Plan) and the 2002 Non-Employee Director Stock Option Plan (the 2002 Director Plan), except that the prior plans will remain in effect with respect to stock options granted under the prior plans until such options have been exercised, forfeited, cancelled, expired or otherwise terminated in accordance with the terms of such grants. The types of awards available under the 2006 Plan are incentive stock options, nonqualified stock options, stock appreciation rights (“SARs”), restricted stock, performance shares and units and performance-based cash bonuses. Employees, directors and consultants of Zebra and its subsidiaries are eligible to participate in the 2006 Plan. The Compensation Committee of the Board of Directors administers the plan. As of March 22, 2011, 2,454,690 shares were available for grant under the 2006 Plan, and options and SARs for 1,993,130 shares were outstanding under the plan.

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

The following table shows the number of shares of time-vested restricted stock granted in 2011 and 2010, and the vesting schedules of the restricted stock awards that were granted under the Plan to certain executive officers and other members of management.

Vesting period	Number of shares granted - 2011	Number of shares granted - 2010
After three years of service	3,374	341,580
After four years of service	0	11,233
After five years of service	0	22,466

These restricted stock awards will vest at each vesting date if the employee remains employed by Zebra throughout the applicable time period, but will vest in whole or in part (as set forth in each restricted stock agreement) before the end of the each vesting period in the event of death, disability, resignation for good reason, a change in control (as defined in the 2006 Plan), or termination by Zebra other than for cause, as defined in the restricted stock agreement entered into by Zebra with each employee who was granted restricted stock. The restricted stock is forfeited in certain situations specified in the agreement, including, if the employee’s employment is terminated by Zebra for cause or if the employee resigns for other than good reason.

The 1997 Plan was superseded by the 2006 Plan. As of March 22, 2011, options for 1,031,651 shares were outstanding and exercisable under the 1997 Plan. These options expire on the earlier of (a) ten years following the grant date, or (b) immediately if the employee is terminated for cause, (c) ninety days after termination of employment if the employee is terminated involuntarily other than for cause, (d) thirty days after termination of employment if the employee voluntarily terminates his or her employment, or (e) one year after termination of employment if the employee’s employment terminates due to death, disability, or retirement.

The 2002 Director Plan was superseded by the 2006 Plan. As of March 22, 2011, options for 159,068 shares were outstanding and exercisable under the 2002 Director Plan. All such options expire on the earlier of (a) ten years following the grant date, (b) the first anniversary of the termination date of the non-employee director’s directorship for any reason other than the termination of the non-employee director’s directorship by Zebra’s stockholders for cause, or resignation for cause, in each case as defined in the option agreement.

In connection with Zebra’s acquisitions of Navis and WhereNet, Zebra assumed existing unvested stock options exercisable for shares of Navis’ common stock and WhereNet’s common stock, respectively, and converted them into options exercisable for Zebra common stock. These new options have exercise prices and vesting dates based on their previous terms. The vesting dates extend in some cases until April 30, 2011 for the Navis options and extended until October 23, 2010 for the WhereNet options. As of March 22, 2011, outstanding Navis options were exercisable into 36,234 shares of Zebra Class A Common Stock. As of March 22, 2011, outstanding WhereNet options were exercisable into 19,136 shares of Zebra Class A Common Stock.

Stock option activity for the two and half month period ended March 22, 2011 and year ended December 31, 2010 was as follows:

	March 22, 2011		December 31, 2010
Options	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding at beginning of year	2,340,959	$37.37	2,767,887	$35.98
Granted	0	0.00	0	0.00
Exercised	(77,772)	24.41	(273,564)	23.42
Forfeited	(57,739)	32.69	(62,798)	35.87
Expired	(14,453)	39.83	(90,566)	38.08

Outstanding at end of period	2,190,995	$37.91	2,340,959	$37.35
Exercisable at end of period	1,858,793	$38.16	1,893,346	$37.50
Intrinsic value of exercised options	$1,122,000		$2,214,000

There were no stock options granted in 2011 or 2010.

The following table summarizes information about stock options outstanding at March 22, 2011:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
$ 1.29-$33.03	444,273	1.96 years	$22.22	418,401	$22.20
$ 33.04-$36.49	488,717	5.84 years	35.98	295,509	35.85
$ 36.50-$42.28	487,305	5.79 years	40.21	374,183	40.23
$ 42.29-$46.18	460,574	4.41 years	44.92	460,574	44.92
$ 46.19-$53.92	310,126	3.34 years	49.38	310,126	49.38

	2,190,995			1,858,793

	Outstanding	Exercisable
Aggregate intrinsic value	$7,179,000	$6,620,000
Weighted-average remaining contractual term	4.4 years	4.0 years

SAR activity for the for the two and half month period ended March 22, 2011 and year ended December 31, 2010 was as follows:

	March 22, 2011		December 31, 2010
SARs	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding at beginning of year	1,234,787	$23.82	684,058	$19.97
Granted	9,170	37.65	612,681	27.82
Exercised	(12,024)	19.66	(31,001)	19.56
Forfeited	(183,709)	23.98	(30,678)	22.14
Expired	0	0.00	(273)	19.56

Outstanding at end of period	1,048,224	$23.96	1,234,787	$23.82
Exercisable at end of period	140,363	$20.43	149,318	$20.19
Intrinsic value of exercised SARs	$220,000		$353,000

For the two and half month period ended March 22, 2011, shares granted above include SARs with respect to 9,170 shares of Zebra stock. The 2011 SAR’s vest annually in four equal amounts on each of the first four anniversaries of the grant date. For the year ended December 31, 2010, shares granted above include SARs with respect to 612,681 shares of Zebra stock. The terms of the SARs are established under the 2006 Plan and the applicable SAR agreement. Once vested, a SAR entitles the holder to receive a payment equal to the difference between the per-share grant price of the SAR and the fair market value of a share of Zebra stock on the date the SAR is exercised, multiplied by the number of shares covered by the SAR. Exercised SARs will be settled in whole shares of Zebra stock, and any fraction of a share will be settled in cash. Vesting of SARs granted in 2010 is as follows: 18,000 SARs vest after one year, 474,382 SARs vest annually in four equal amounts on each of the first four anniversaries of the grant date; 120,299 vest 25% on the third and fourth anniversary of the grant date, with an additional 50% vesting on the fifth anniversary of the grant date. All SARs expire 10 years after the grant date.

The following table summarizes information about SARs outstanding at March 22, 2011:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
$ 19.56-$19.56	477,532	7.79 years	$19.56	110,130	$19.56
$ 19.57-$27.50	71,626	8.47 years	24.87	27,164	22.98
$ 27.51-$27.82	472,772	8.89 years	27.82	0	0.00
$ 27.83-$35.51	20,952	9.17 years	30.23	3,069	29.34
$ 35.52-$39.19	5,342	9.91 years	39.19	0	0.00

	1,048,224			140,363

	Outstanding	Exercisable
Aggregate intrinsic value	$13,783,000	$2,339,000
Weighted-average remaining contractual term	8.4 years	7.4 years

Restricted stock award activity, granted under the 2006 Plan, for the two and half month period ended March 22, 2011 and year ended December 31, 2010 was as follows:

	March 22, 2011		December 31, 2010
Restricted Stock Awards and Performance Share Awards	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of year	844,686	$25.47	507,984	$23.94
Granted	3,374	37.66	375,279	27.84
Released	(102,803)	25.79	(22,325)	29.11
Forfeited	(9,212)	26.89	(16,252)	26.19

Outstanding at end of period	736,045	$25.44	844,686	$25.47

As of March 22, 2011, there was $15,873,000 of unearned compensation cost related to awards granted under Zebra’s equity-based compensation plans, which is expected to be recognized over a weighted-average period of 2.2 years.

Forms of Equity Award Agreements for Chief Executive Officer

On May 5, 2011, as part of the annual grant of equity awards under the 2006 Incentive Compensation Plan, Zebra’s Chief Executive Officer, Anders Gustafsson, was granted equity awards pursuant to the following forms of agreements approved by the Board of Directors following the recommendation of the Compensation Committee: (1) 2011 time-vested stock appreciation rights (“SAR”) agreement, (2) 2011 time-vested restricted stock award agreement and (3) 2011 performance-vested restricted stock award agreement. These award agreements are substantially identical to their predecessor forms of agreements for the CEO adopted in 2010. Zebra filed the predecessor forms of these agreements, including descriptions, in Zebra’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2010. The forms of the 2011 time-vested stock appreciation rights agreement, 2011 time-vested restricted stock award agreement, and 2011 performance-vested restricted stock agreement are filed as Exhibits 10.1, 10.2 and 10.3 to this Form 10-Q and are incorporated herein by reference.

2011 Time-Vested Stock Appreciation Rights Agreement. The form of 2011 time-vested stock appreciation rights agreement provides that the SARs vest over a four-year period with 25% of the SARs vesting on each of the first four anniversaries of the grant date. In contrast, the 2010 time-vested stock appreciation rights agreement provides that the SARs will vest over a five-year period instead of a four-year period, with 25% of the SARs vesting on each of the third and fourth anniversaries of the grant date and 50% on the fifth anniversary of the grant date. The SARs will vest pro rata in the event of the CEO’s termination of employment due to death, disability, by the CEO for good reason, or by Zebra other than for cause, in each case unless otherwise determined by the Board or Compensation Committee, and (2) in the event of a change in control of Zebra, 100% of the shares would vest.

2011 Time-Vested Restricted Stock Award Agreement. The form of 2011 time-vested restricted stock award agreement provides that 100% of the shares of restricted stock vest on the third anniversary of the grant date. In contrast, the 2010 time-vested restricted stock award agreement provides that the shares of restricted stock will vest over a five-year period instead of cliff vesting on the third anniversary of the grant date, with 25% of the shares vesting on each of the third and fourth anniversaries of the grant date and 50% on the fifth anniversary of the grant date. The shares of restricted stock will vest pro rata in the event of the CEO’s termination of employment due to death, disability, by the CEO for good reason, or by Zebra other than for cause, in each case unless otherwise determined by the Board or Compensation Committee, and (2) in the event of a change in control of Zebra, 100% of the shares would vest.

2011 Performance-Based Restricted Stock Award Agreement. The form of 2011 performance-based restricted stock award agreement provides that the shares of restricted stock will vest at a threshold to maximum number of shares on the third anniversary of the grant date, subject to attaining levels of achievement of performance goals relating to (a) compound annual growth rate (“CAGR”) of 2013 total net sales over 2010 total net sales and (b) return on invested capital, with return on invested capital acting as a modifier of the number of shares vested under the total net sales performance goal. The number of shares that would vest upon attainment of the threshold performance target for CAGR of total net sales is 50% of the target number of shares; and the maximum number of shares is 150% of the target number of shares. Prior to the calculation of the number of shares eligible for vesting based upon CAGR, one-third of the target number of shares may be “banked” on an annual basis based upon achieving an annual growth rate in total net sales over the prior year, unless the Committee or the Board otherwise determines in its sole discretion. If the annual growth rate in total net sales is not achieved, then no shares will be banked for that year. If the implied annual growth rate in total net sales is exceeded, no additional shares will be banked. The sum of the banked shares in respect of each calendar year, if any, is the “Minimum Initial Vested Shares”. As of December 31, 2013, the greater of either (1) the Minimum Initial Vested Shares or (2) the number of shares determined by the three-year CAGR calculation will be the initial number of shares that vest (the “Initial Vested Shares”). The ROIC modifier may then (1) reduce the Initial Vested Shares by 40% or 20% if the target ROIC is not attained during the performance period, (2) not affect the number of Initial Vested Shares if the target ROIC is attained, or (3) increase the Initial Vested Shares by 20% if the target ROIC is exceeded. The target number of shares of restricted stock will vest pro rata in the event of the CEO’s termination of employment due to death, disability, by the CEO for good reason, or by Zebra other than for cause, in each case unless otherwise determined by the Board or Compensation Committee, and (2) in the event of a change in control of Zebra, the target number of shares would vest unless otherwise determined by the Board or Compensation Committee.

Item 6.	Exhibits

10.1	Form of 2011 time-vested stock appreciation rights agreement for chief executive officer +

10.2	Form of 2011 time-vested restricted stock agreement for chief executive officer +

10.3	Form of 2011 performance-vested restricted stock agreement for chief executive officer +

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from Zebra Technologies Corporation Quarterly Report on Form 10-Q, for the quarter ended April 2, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the consolidated balance sheets; (ii) the consolidated statements of earnings; (iii) the consolidated statements of cash flows; and (iv) notes to consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZEBRA TECHNOLOGIES CORPORATION
Date: May 5, 2011
	By:	/s/ Anders Gustafsson
Anders Gustafsson
Chief Executive Officer

Date: May 5, 2011	By:	/s/ Michael C. Smiley
Michael C. Smiley
Chief Financial Officer