Form 10-Q
period 2011-07-02
ZEBRA TECHNOLOGIES CORP
filed 2011-08-05
CIK 877212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2011

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

As of July 29, 2011, there were 53,857,740 shares of Class A Common Stock, $.01 par value, outstanding.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

QUARTER ENDED JULY 2, 2011

PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	July 2, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$92,956	$46,175
Restricted cash	65	1,378
Investments and marketable securities	163,509	125,567
Accounts receivable, net	145,991	130,143
Receivable from buyer	13,790	0
Inventories, net	118,109	112,970
Deferred income taxes	18,593	15,670
Prepaid expenses and other current assets	13,675	11,505
Assets of discontinued operations	1,157	148,169

Total current assets	567,845	591,577

Property and equipment at cost, less accumulated depreciation and amortization	93,462	87,093
Long-term deferred income taxes	17,926	21,254
Goodwill	79,703	79,703
Other intangibles, net	8,084	9,755
Long-term investments and marketable securities	86,348	85,478
Long-term receivable from buyer	13,790	0
Other assets	4,211	4,004

Total assets	$871,369	$878,864

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$35,728	$34,578
Accrued liabilities	54,368	65,163
Deferred revenue	11,928	8,966
Income taxes payable	990	5,900
Liabilities of discontinued operations	801	21,827

Total current liabilities	103,815	136,434
Deferred rent	1,810	2,207
Other long-term liabilities	10,044	10,191

Total liabilities	115,669	148,832

Stockholders’ equity:
Preferred Stock	—	—
Class A Common Stock	722	722
Additional paid-in capital	127,004	129,715
Treasury stock	(525,002)	(462,029)
Retained earnings	1,165,571	1,070,973
Accumulated other comprehensive income (loss)	(12,595)	(9,349)

Total stockholders’ equity	755,700	730,032

Total liabilities and stockholders’ equity	$871,369	$878,864

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Net sales
Net sales of tangible products	$232,762	$207,748	$458,882	$409,211
Revenue from services and software	12,779	10,810	23,960	21,322

Total net sales	245,541	218,558	482,842	430,533

Cost of sales
Cost of sales of tangible products	117,732	114,081	228,513	223,156
Cost of services and software	6,111	5,068	12,633	10,205

Total cost of sales	123,843	119,149	241,146	233,361

Gross profit	121,698	99,409	241,696	197,172

Operating expenses:
Selling and marketing	30,950	27,682	59,478	52,355
Research and development	22,487	20,653	44,168	38,977
General and administrative	20,688	17,955	43,394	37,273
Amortization of intangible assets	836	740	1,671	1,481
Exit and restructuring costs	66	466	1,952	2,232

Total operating expenses	75,027	67,496	150,663	132,318

Operating income	46,671	31,913	91,033	64,854

Other income (expense):
Investment income	656	634	1,216	1,476
Foreign exchange gain (loss)	(833)	424	(1,127)	592
Other, net	(243)	(455)	(497)	(725)

Total other income (expense)	(420)	603	(408)	1,343

Income before income taxes	46,251	32,516	90,625	66,197
Income taxes	13,082	10,331	27,328	18,465

Income from continuing operations	33,169	22,185	63,297	47,732
Income (loss) from discontinued operations, net of tax	(205)	492	31,301	(322)

Net income	$32,964	$22,677	$94,598	$47,410

Basic earnings per share:
Income from continuing operations	$0.60	$0.38	$1.15	$0.83
Income (loss) from discontinued operations	0.00	0.01	0.57	(0.01)

Net income	$0.60	$0.39	$1.72	$0.82

Diluted earnings per share:
Income from continuing operations	$0.60	$0.38	$1.14	$0.83
Income (loss) from discontinued operations	0.00	0.01	0.57	(0.01)

Net income	$0.60	$0.39	$1.71	$0.82

Basic weighted average shares outstanding	54,546	57,489	54,981	57,756
Diluted weighted average and equivalent shares outstanding	54,958	57,737	55,395	58,003

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Six Months Ended
	July 2, 2011	July 3, 2010
Cash flows from operating activities:
Net income	$94,598	$47,410
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	12,151	16,021
Equity-based compensation	8,013	5,155
Excess tax benefit from equity-based compensation	(1,234)	(16)
Loss (gain) on sale of fixed assets	5	(58)
Gain on sale of business	(68,001)	0
Deferred income taxes	3,899	2,961
Changes in assets and liabilities:
Accounts receivable, net	5,862	(1,956)
Inventories, net	(4,704)	(5,383)
Other assets	(2,319)	(8,664)
Accounts payable	(4,695)	6,672
Accrued liabilities	(13,614)	779
Deferred revenue	(14,738)	(337)
Income taxes	(4,333)	5,429
Other operating activities	(3,402)	(683)

Net cash provided by operating activities	7,488	67,330

Cash flows from investing activities:
Purchases of property and equipment	(11,232)	(15,053)
Payments for patents and licensing arrangements	0	(1,634)
Proceeds from the sale of business	161,008	0
Purchases of investments and marketable securities	(573,686)	(200,939)
Maturities of investments and marketable securities	351,722	149,929
Sales of investments and marketable securities	183,485	44,567

Net cash provided (used) by investing activities	111,297	(23,130)

Cash flows from financing activities:
Purchase of treasury stock	(82,388)	(46,767)
Proceeds from exercise of stock options and stock purchase plan purchases	8,096	5,033
Excess tax benefit from equity-based compensation	1,234	16

Net cash (used) in financing activities	(73,058)	(41,718)

Effect of exchange rate changes on cash	239	(143)

Net increase in cash and cash equivalents	45,966	2,339
Cash balance of discontinued operations at beginning of period	1,301	1,693
Cash balance of discontinued operations at end of period	(486)	(412)
Cash and cash equivalents at beginning of period	46,175	37,250

Cash and cash equivalents at end of period	$92,956	$40,870

Supplemental disclosures of cash flow information:
Income taxes paid	$52,819	$9,472

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

The consolidated balance sheet as of December 31, 2010, in this Form 10-Q is taken from the audited consolidated balance sheet in our Form 10-K. These interim financial statements include all adjustments (of a normal, recurring nature) necessary to present fairly Zebra’s consolidated financial position as of July 2, 2011, the consolidated statement of earnings for the three and six months ended July 2, 2011 and July 3, 2010, and consolidated statement of cash flows for the six months ended July 2, 2011 and July 3, 2010. These results, however, are not necessarily indicative of results for the full year.

Reclassifications. Prior-period financial results have been reclassified to account for the impact of the disposition of Navis Holdings LLC (“Navis”) and other immaterial Zebra operations. In January 2011, Zebra announced its entry into an agreement to sell Navis to Cargotec Corporation. Our audited balance sheet at December 31, 2010, has been adjusted to reflect this announcement by separately classifying assets and liabilities of discontinued operations. On March 18, 2011, Zebra completed the sale of Navis. As a result, the statements of earnings for the Navis business and other immaterial Zebra operations as of and for all periods presented are reported as discontinued operations. See Note 17 Discontinued Operations to the consolidated financial statements for further information. Prior-period amounts will differ from amounts previously reported because of the classification of Navis and these operations as discontinued.

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

Included in our investment portfolio are two auction rate security instruments. These instruments are classified as available-for-sale securities and are reflected at fair value. Due to events in credit markets, however, the auction events for the instruments held by Zebra as of July 2, 2011, are failed. Therefore, the fair values of these securities are estimated utilizing broker quotations, discounted cash flow analysis or other types of valuation adjustment methodologies at July 2, 2011. These analyses consider, among other items, the collateral underlying the security instruments, the creditworthiness of the counterparty, the timing of expected future cash flows, estimates of the next time the security is expected to have a successful auction, and Zebra’s intent and ability to hold such securities until credit markets improve. These securities were also compared, when possible, to other securities with similar characteristics. In June 2010, one of the four auction rate securities held at the end of the first quarter of 2010 was called by the issuer and redeemed at par value. In May 2011, one of the three auction rate securities held at the end of the first quarter of 2011 was converted to actively traded securities in the amount of $2,550,000. The remaining $450,000 was sold during the quarter at a loss of $36,000.

Of the two auction rate security instruments still owned as of July 2, 2011, Zebra deemed one to be other than temporarily impaired and recorded the estimated value decline in 2008. The decline in the market value of the other security is considered temporary and has been recorded in accumulated other comprehensive income (loss) on Zebra’s balance sheet. Since Zebra has the intent and ability to hold these securities until they are sold at auction, redeemed at carrying value or reach maturity, we have classified them as long-term investments on the balance sheet.

Financial assets and liabilities carried at fair value as of July 2, 2011, are classified below (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
U.S. government and agency securities	$27,651	$—	$—	$27,651
Obligations of government-sponsored enterprises (1)	3,836	—	—	3,836
State and municipal bonds	151,873	—	—	151,873
Corporate securities	63,547	—	2,914	66,461
Other investments	36	—	—	36

Investments subtotal	246,943	—	2,914	249,857
Money market investments related to the deferred compensation plan	3,487	—	—	3,487

Total assets at fair value	$250,430	$—	$2,914	$253,344

Liabilities:
Forward contracts (2)	1,833	1,769	—	3,602
Liabilities related to the deferred compensation plan	$3,487	$—	$—	$3,487

Total liabilities at fair value	$5,320	$1,769	$—	$7,089

Financial assets and liabilities carried at fair value as of December 31, 2010, are classified below (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
U.S. government and agency securities	$21,318	$—	$—	$21,318
Obligations of government-sponsored enterprises (1)	5,785	—	—	5,785
State and municipal bonds	131,626	—	2,683	134,309
Corporate securities	46,683	—	2,914	49,597
Other investments	36	—	—	36

Investments subtotal	205,448	—	5,597	211,045
Forward contracts (2)	1,569	1,706	—	3,275
Money market investments related to the deferred compensation plan	3,427	—	—	3,427

Total assets at fair value	$210,444	$1,706	$5,597	$217,747

Liabilities:
Liabilities related to the deferred compensation plan	$3,427	$—	$—	$3,427

Total liabilities at fair value	$3,427	$—	$—	$3,427

(1)	Includes investments in notes issued by the Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association and the Federal Home Loan Bank.

(2)	The fair value of forward contracts are calculated as follows:

a.	Fair value of forward collar contract associated with forecasted sales hedges are calculated using the midpoint of ask and bid rates for similar contracts.
b.	Fair value of regular forward contracts associated with forecasted sales hedges are calculated using the period-end exchange rate adjusted for the discount rate (3 month LIBOR rate).

c.	Fair value of balance sheet hedges are calculated at the period end exchange rate adjusted for current forward points unless the hedge has been traded but not settled at period end. If this is the case, the fair value is calculated at the rate at which the hedge is being settled.

The following table presents Zebra’s activity for assets measured at fair value on a recurring basis using significant unobservable inputs, Level 3, for the six month periods (in thousands):

	Six Months Ended
	July 2, 2011	July 3, 2010
Balance at beginning of the year	$5,597	$7,047
Transfers to Level 3	—	—
Total losses (realized or unrealized):
Included in earnings	(36)	—
Included in other comprehensive income (loss)	317	200
Purchases and settlements (net)	(2,964)	(1,650)

Balance at end of period	$2,914	$5,597

Total gains and (losses) for the period included in earnings attributable to the change in unrealized losses relating to assets still held at end of period	$—	$—

The following is a summary of short-term and long-term investments at July 2, 2011 and December 31, 2010 (in thousands):

	As of July 2, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government and agency securities	$27,556	$95	$—	$27,651
Obligations of government-sponsored enterprises	3,805	31	—	3,836
State and municipal bonds	151,459	422	(8)	151,873
Corporate securities	66,668	369	(576)	66,461
Other investments	36	—	—	36

Total investments	$249,524	$917	$(584)	$249,857

	As of December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government and agency securities	$21,226	$98	$(6)	$21,318
Obligations of government-sponsored enterprises	5,731	54	—	5,785
State and municipal bonds	134,370	402	(463)	134,309
Corporate securities	49,884	199	(486)	49,597
Other investments	36	—	—	36

Total investments	$211,247	$753	$(955)	$211,045

The maturity dates of investments are as follows (in thousands):

	As of July 2, 2011
	Amortized Cost	Estimated Fair Value
Less than 1 year	$163,366	$163,509
1 to 5 years	86,158	86,348
6 to 10 years	—	—
Thereafter	—	—

Total	$249,524	$249,857

The carrying value for Zebra’s financial instruments classified as current assets (other than short-term investments) and current liabilities approximate fair value due to short maturities.

Note 3 – Investments and Marketable Securities

We classify our investments in marketable debt securities as available-for-sale. As of July 2, 2011, all of our investments in marketable debt securities with maturities greater than one year are classified as long-term investments on the balance sheet due to our ability and intent to hold them until maturity.

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

Change in unrealized gains and losses on available-for-sale securities are included in these financial statements as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Changes in unrealized gains and (losses) on available-for-sale securities, net of tax, recorded in accumulated other comprehensive income	$347	$205	$333	$(42)

Note 4 – Accounts Receivable Reserves

The components of accounts receivable are as follows (in thousands):

	As of
	July 2, 2011	December 31, 2010
Gross accounts receivable	$147,392	$131,602
Accounts receivable reserves	(1,401)	(1,459)

Accounts receivable, net	$145,991	$130,143

Note 5 – Inventories

The components of inventories are as follows (in thousands):

	As of
	July 2, 2011	December 31, 2010
Raw material	$42,592	$33,441
Work in process	626	171
Deferred costs of long-term contracts	723	482
Finished goods	86,567	88,713

Total inventories, gross	130,508	122,807
Inventory reserves	(12,399)	(9,837)

Total inventories, net	$118,109	$112,970

Note 6 Goodwill and Other Intangible Assets

Intangible asset data are as follows (in thousands):

	As of July 2, 2011
	Gross Amount	Accumulated Amortization	Net Amount
Current technology	$12,718	$(11,154)	$1,564
Patent and patent rights	17,160	(10,705)	6,455
Customer relationships	1,773	(1,708)	65

Total	$31,651	$(23,567)	$8,084

Amortization expense for the six months ended July 2, 2011		$1,671

	As of December 31, 2010
	Gross Amount	Accumulated Amortization	Net Amount
Current technology	$12,718	$(10,863)	$1,855
Patent and patent rights	17,160	(9,351)	7,809
Customer relationships	1,773	(1,682)	91

Total	$31,651	$(21,896)	$9,755

Amortization expense for the six months ended July 3, 2010		$1,481

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

During the first quarter of 2011, we announced an agreement to sell Navis and our decision to divest certain other operations. As a result, goodwill attributable to the former Zebra Enterprise Solutions (“ZES”) segment was allocated at the reporting unit level between continuing operations ($9,114,000) and discontinued operations ($72,795,000) based on the relative fair value of each reporting unit. The goodwill allocated above to continuing operations was tested for impairment, and we determined that our goodwill related to this reporting unit was not impaired.

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

We performed our annual impairment test in June 2011 and determined that our goodwill was not impaired as of the end of May 2011.

Note 7 – Costs Associated with Exit or Disposal Activities

In January 2011, we announced an agreement to sell a portion of ZES, which primarily consists of Navis, to Cargotec Corporation. Following the transaction which was completed on March 18, 2011, we retained the Location Solutions products from the former ZES, which includes active RFID real-time location solutions and associated tags and readers. In the first quarter of 2011, we also announced a plan to consolidate any remaining administrative and accounting functions from the former ZES into our corporate facilities in Illinois. The costs below for the three and six months ended July 2, 2011, represent the costs related to the consolidation and relocation of the administrative and accounting functions.

In 2008, we announced plans to establish regional distribution and configuration centers, consolidate our supplier base, and transfer final assembly of thermal printers to Jabil Circuit, Inc., a global third-party electronics manufacturer. We substantially completed these actions in 2010, and the costs noted below for the three and six months ended July 3, 2010, relate to the completion of this transfer.

The following is a summary of exit and restructuring costs incurred (in thousands):

	Three Months Ended		Six Months Ended
Type of Cost:	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Severance, stay bonuses, and other employee-related expenses	$(208)	$(327)	$1,071	$100
Professional services	295	77	847	110
Relocation and transition costs	5	653	34	1,959
Other exit costs	(26)	63	—	63

Total	$66	$466	$1,952	$2,232

Liabilities and expenses related to exit activities were as follows (in thousands):

	Six Months Ended
	July 2, 2011	July 3, 2010
Balance at beginning of period	$1,301	$3,038
Charged to earnings	1,952	2,232
Cash paid	(1,696)	(3,032)

Balance at the end of period	$1,557	$2,238

Liabilities related to exit activities are included in the accrued liabilities line item on the balance sheet. All current exit costs are included in operating expenses under the line item exit and restructuring costs.

Note 8 – Derivative Instruments

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

	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Change in gains (losses) from foreign exchange derivatives	$(1,442)	$5,159	$(6,263)	$9,072
Gain (loss) on net foreign currency assets	609	(4,735)	5,136	(8,480)

Foreign exchange gain (loss)	$(833)	$424	$(1,127)	$592

	As of
	July 2, 2011	December 31, 2010
Notional balance of outstanding contracts:
Pound/US dollar	£4,285	£6,162
Euro/US dollar	€50,791	€46,307
Net fair value of outstanding contracts	$745	$667

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

	As of
	July 2, 2011	December 31, 2010
Net unrealized gains (losses) deferred in other comprehensive income:
Gross	$(4,453)	$(1,522)
Income tax benefit	(1,676)	(573)

Net	$(2,777)	$(949)

Summary financial information related to the cash flow hedges of future revenues follows (in thousands, except percentages):

	As of
	July 2, 2011	December 31, 2010
Notional balance of outstanding contracts versus the dollar	€84,585	€73,800
Hedge effectiveness	100%	100%

	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Net gains and (losses) included in revenue	$1,819	$—	$2,785	$—

Forward contracts

We record our forward contracts at fair value on our consolidated balance sheet as prepaid expenses and other current assets or accrued liabilities depending upon the fair value calculation as detailed in Note 2 of Zebra’s financial statements. The amounts recorded on our consolidated balance sheet are as follows (in thousands):

	As of
	July 2, 2011	December 31, 2010
Assets:
Prepaid expenses and other current assets	$—	$3,275

Total	$—	$3,275

Liabilities:
Accrued liabilities	$3,602	$—

Total	$3,602	$—

Note 9 – Warranty

In general, Zebra provides warranty coverage of one year on printers against defects in material and workmanship. Printheads are warranted for nine months and batteries are warranted for twelve months. Battery based products, such as location tags, are covered by a 30-day warranty. A provision for warranty expense is recorded at the time of shipment and adjusted quarterly based on historical warranty experience.

The following table is a summary of Zebra’s accrued warranty obligation (in thousands):

	Six Months Ended
	July 2, 2011	July 3, 2010
Balance at the beginning of the year	$4,554	$3,813
Warranty expense	2,167	2,594
Warranty payments	(2,461)	(2,667)

Balance at the end of the period	$4,260	$3,740

Note 10 – Contingencies

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

Note 11 – Stockholders’ Equity

Share count and par value data related to stockholders’ equity are as follows:

	July 2, 2011	December 31, 2010
Preferred Stock
Par value per share	$0.01	$0.01
Shares authorized	10,000,000	10,000,000
Shares outstanding	—	—
Common Stock – Class A
Par value per share	$0.01	$0.01
Shares authorized	150,000,000	150,000,000
Shares issued	72,151,857	72,151,857
Shares outstanding	54,170,138	55,711,325
Treasury Stock
Shares held	17,981,719	16,440,532

During the six-month period ended July 2, 2011, Zebra purchased 2,100,000 shares of common stock for $82,388,000 under board authorized share repurchase plans compared to the six-month period ended July 3, 2010, in which Zebra purchased 1,684,537 shares of common stock for $46,676,000.

A roll forward of Class A common shares outstanding is as follows:

	Six Months Ended
	July 2, 2011	July 3, 2010
Balance at the beginning of the year	55,711,325	58,318,983
Repurchases	(2,100,000)	(1,684,537)
Stock option, rights and ESPP issuances	409,550	205,961
Restricted share issuances	209,168	375,279
Restricted share forfeitures	(8,445)	(14,627)
Shares withheld for tax obligations	(51,460)	(5,129)

Balance at the end of the period	54,170,138	57,195,930

Note 12 – Earnings Per Share

Earnings per share were computed as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Weighted average shares:
Weighted average common shares outstanding	54,546	57,489	54,981	57,756
Effect of dilutive securities outstanding	412	248	414	247

Diluted weighted average shares outstanding	54,958	57,737	55,395	58,003

Earnings (loss):
Income from continuing operations	$33,169	$22,185	$63,297	$47,732
Income (loss) from discontinued operations	(205)	492	31,301	(322)

Net income	$32,964	$22,677	$94,598	$47,410

Basic per share amounts:
Income from continuing operations	$0.60	$0.38	$1.15	$0.83
Income (loss) from discontinued operations	$(0.00)	$0.01	$0.57	$(0.01)

Net income	$0.60	$0.39	$1.72	$0.82

Diluted per share amounts:
Income from continuing operations	$0.60	$0.38	$1.14	$0.83
Income (loss) from discontinued operations	$(0.00)	$0.01	$0.57	$(0.01)

Net income	$0.60	$0.39	$1.71	$0.82

Potentially dilutive securities that were excluded from the earnings per share calculation consist of options with an exercise price greater than the average market closing price of the Class A common stock during the respective periods. These options were as follows:

	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Potentially dilutive shares	1,436,000	1,928,000	1,437,000	1,908,000

Note 13 – Equity-Based Compensation

Zebra has an equity-based compensation plan and a stock purchase plan available for future grants. Zebra recognizes compensation costs using the straight-line method over the vesting period of up to 5 years.

The compensation expense and the related tax benefit for equity-based payments were included in the Consolidated Statement of Earnings as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Cost of sales	$299	$233	$537	$420
Selling and marketing	264	355	774	546
Research and development	347	345	694	661
General and administrative	2,570	1,452	4,945	2,712

Total compensation	3,480	2,385	6,950	4,339

Income tax benefit	$1,201	$823	$2,398	$1,497

Cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized (excess tax benefits) are classified as financing cash flows in the statement of cash flows. The tax benefits classified as financing cash flows for the six months ended July 2, 2011 was $1,234,000, and for the six months ended July 3, 2010 was $16,000.

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

	Six Months Ended
	July 2, 2011	July 3, 2010
Expected dividend yield	0%	0%
Forfeiture rate	11.50%	9.78%
Volatility	35.33%	39.50%
Risk free interest rate	2.01%	2.26%
– Range of interest rates	0.01% - 3.18%	0.06% - 3.41%
Expected weighted-average life	5.42 years	5.36 years
Fair value of options and SARs granted	$5,347,000	$6,527,000
Weighted-average grant date fair value of options and SARs granted	$14.39	$10.65

SAR activity was as follows:

	Six Months Ended July 2, 2011
SARs	Shares	Weighted-Average Exercise Price
Outstanding at beginning of year	1,234,787	$23.82
Granted	371,551	41.51
Exercised	(74,117)	22.01
Forfeited	(210,841)	24.36
Expired	(273)	19.56

Outstanding at end of period	1,321,107	$28.81

Exercisable at end of period	318,637	$23.19

Intrinsic value of exercised SARs	$1,411,000

For the six months ended July 2, 2011, equity granted above includes SARs with respect to 371,551 shares of Zebra common stock.

The terms of the SARs are established under the 2006 Zebra Technologies Corporation Incentive Compensation Plan (the 2006 Plan) and the applicable SAR agreement. Once vested, a SAR entitles the holder to receive a payment equal to the difference between the per-share base price of the SAR and the fair market value of a share of Zebra stock on the date the SAR is exercised, multiplied by the number of SARs exercised. Exercised SARs are settled in whole shares of Zebra stock, and any fraction of a share is settled in cash. Except for SARs granted to Zebra’s five independent directors, which were vested in full at the May 19, 2011 grant date, the SARs granted above vest annually in four equal amounts on each of the first four anniversaries of the grant date and expire 10 years after the grant date.

The following table summarizes information about SARs outstanding at July 2, 2011:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
$ 19.56-$19.56	430,997	7.79 years	$19.56	191,840	$19.56
$ 19.57-$27.50	63,389	8.33 years	24.84	37,432	24.42
$ 27.51-$27.82	442,705	8.77 years	27.82	70,409	27.82
$ 27.83-$39.19	24,925	9.06 years	32.16	2,911	28.57
$ 39.20-$42.36	359,091	9.80 years	41.61	16,045	42.36

	1,321,107			318,637

	Outstanding	Exercisable
Aggregate intrinsic value	$14,761,000	$5,208,000
Weighted-average remaining contractual term	8.7 years	8.2 years

Stock option activity was as follows:

	Six Months Ended July 2, 2011
Options	Shares	Weighted-Average Exercise Price
Outstanding at beginning of year	2,340,959	$37.36
Granted	0	0.00
Exercised	(348,332)	25.87
Forfeited	(53,802)	32.36
Expired	(45,009)	39.51

Outstanding at end of period	1,893,816	$39.55

Exercisable at end of period	1,734,673	$39.94

Intrinsic value of exercised options	$5,192,000

The following table summarizes information about stock options outstanding at July 2, 2011:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
$ 1.29-$35.75	378,715	2.82 years	$26.81	338,734	$26.55
$ 35.76-$37.20	399,652	6.61 years	36.60	300,114	36.60
$ 37.21-$43.35	512,947	5.34 years	41.82	493,323	41.83
$ 43.36-$47.12	444,629	3.50 years	46.21	444,629	46.21
$ 47.13-$53.92	157,873	3.61 years	51.41	157,873	51.41

	1,893,816			1,734,673

	Outstanding	Exercisable
Aggregate intrinsic value	$5,903,000	$5,204,000
Weighted-average remaining contractual term	4.5 years	4.3 years

Restricted stock award activity, granted under the 2006 Plan, was as follows:

	Six Months Ended July 2, 2011
Restricted Stock Awards	Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of year	844,686	$25.46
Granted	209,465	41.53
Vested	(195,071)	30.24
Forfeited	(10,212)	28.83

Outstanding at end of period	848,868	$28.29

For the six months ended July 2, 2011, shares of restricted stock awards granted totaled 209,465.

As of July 2, 2011
Awards granted under Zebra’s equity based compensation plans:
Unearned compensation costs related to awards granted	$23,329,000
Period expected to be recognized over	2.7 years

The fair value of the purchase rights of all Zebra employees issued under the stock purchase plan is estimated using the following weighted-average assumptions for purchase rights granted. Expected lives of three months to one year have been used along with these assumptions.

	Six Months Ended
	July 2, 2011	July 3, 2010
Fair market value	$38.52	$26.79
Option price	$36.60	$25.45
Expected dividend yield	0%	0%
Expected volatility	26%	26%
Risk free interest rate	0.11%	0.11%

Note 14 – Income Taxes

Zebra has identified, evaluated, and measured the amount of income tax benefits to be recognized for all of our income tax positions. Included in deferred tax assets are amounts related to federal and state net operating losses that resulted from our acquisition of WhereNet Corp in 2007. We intend to utilize these net operating loss carryforwards to offset future income taxes owed.

Zebra is currently under U.S. federal income tax audits for years of 2008 and 2009. The tax years 2006 through 2010 remain open to examination by multiple state taxing jurisdictions. Tax authorities in the United Kingdom have completed income tax audits for tax years through 2006.

Zebra’s continuing practice is to recognize interest and/or penalties related to income tax matters as part of income tax expense. For the six months ended July 2, 2011 and July 3, 2010, we made no accruals into income tax expense for any interest or penalties.

	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Effective tax rate	28.3%	31.8%	30.2%	27.9%

Zebra’s effective tax rate for the first quarter of 2010 included a $2,764,000 reduction of federal taxes related to prior years’ adjustments for intercompany profit in ending inventory which reduced our effective rate for the first six months of 2010 by approximately 4.2%. Zebra’s effective rate has decreased slightly in 2011 due to higher profits in lower rate international jurisdictions.

Note 15 – Other Comprehensive Income (Loss)

Stockholders’ equity includes certain items classified as accumulated other comprehensive income (loss), including:

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

•

Unrealized gains (losses) on foreign currency hedging activities relate to derivative instruments used to hedge the currency exchange rates for forecasted euro sales. These hedges are designated as cash flow hedges, and we have deferred income statement recognition of gains and losses until the hedged transaction occurs. See Note 8 for more details.

•	Unrealized gains (losses) on investments classified as available-for-sale are deferred from income statement recognition until the gains or losses are realized. See Note 3 for more details.

The Consolidated Statements of Comprehensive Income are as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Net income	$32,964	$22,677	$94,598	$47,410
Other comprehensive income (loss):
Foreign currency translation adjustment	(247)	(967)	(802)	(1,410)
Changes in unrealized gains (losses) on hedging transactions, net of tax	(21)	129	(2,777)	129
Changes in unrealized gains (losses) on investments, net of tax	347	205	333	(42)

Comprehensive income	$33,043	$22,044	$91,352	$46,087

The components of other comprehensive income gross and net of income tax are as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Changes in unrealized gains and (losses) on foreign currency hedging activities:
Gross	$(34)	$207	$(4,453)	$207
Income tax (benefit)	(13)	78	(1,676)	78

Net	$(21)	$129	$(2,777)	$129

Changes in unrealized gains and (losses) on investments classified as available-for-sale:
Gross	$556	$328	$534	$(68)
Income tax (benefit)	209	123	201	(26)

Net	$347	$205	$333	$(42)

The components of accumulated other comprehensive income (loss) included in the Consolidated Balance Sheets are as follows (in thousands):

	As of
	July 2, 2011	December 31, 2010
Foreign currency translation adjustments	$(9,077)	$(8,275)

Unrealized gains and (losses) on hedging transactions:
Gross	$(5,976)	$(1,523)
Income tax (benefit)	(2,249)	(573)

Net	$(3,727)	$(950)

Unrealized gains and (losses) on investments classified as available-for-sale:
Gross	$334	$(200)
Income tax (benefit)	125	(76)

Net	$209	$(124)

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

In June 2011, the FASB issued update 2011-05, ASC 220, Comprehensive Income: Presentation of Comprehensive Income. This updated guidance eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. This update also provides guidance on reporting items of other comprehensive income in which an entity has the option to present comprehensive income in either one or two consecutive financial statements. This standard is effective for interim and annual periods beginning after December 15, 2011. This standard will not have a material effect upon our consolidated financial statements.

Note 17 Discontinued Operations

Sale of Navis, LLC

On March 18, 2011, we sold our Navis marine terminal solutions business and the related WhereNet marine terminal solutions product line of our Zebra Enterprise Solutions (“ZES”) business segment for approximately $188,588,000 in cash to Cargotec Corporation. Zebra recorded a short-term receivable from buyer in the amount of $13,790,000, which is due 12 months from the sale date. Zebra also recorded a long-term receivable from the buyer in the amount of $13,790,000, which is due 18 months from the transaction date. These receivables represent funds held in escrow that are subject to adjustment according to terms of the sales agreement.

Sale of proveo AG

On August 3, 2011, we entered into a Share Purchase Agreement with F Two NV (a Belgium company) to sell all of our interest in Zebra Enterprise Solutions GmbH (formerly proveo AG) business. The proceeds received from the buyer were immaterial. The accounting for the proveo transaction will be included in the 2011 third quarter results.

Beginning in the first quarter of 2011, Zebra is required to report the results of these businesses as discontinued operations. The amounts presented below for discontinued operations include Navis and proveo operations assets and liabilities, and the operating results of these businesses for both 2011 and 2010 periods. With the Navis sale, Zebra consolidated the former ZES Location Solutions product line. The reporting of separate business segments will no longer be required.

The components of assets and liabilities of discontinued operations in our unaudited consolidated balance sheet are as follows (in thousands):

	As of
	July 2, 2011	December 31, 2010
Assets:
Cash and cash equivalents	$486	$1,301
Accounts receivable, net	299	24,003
Inventories	372	772
Deferred income taxes	0	3,492
Prepaid expenses and other current assets	0	3,328
Property and equipment, net	0	1,890
Goodwill	0	72,230
Other intangibles, net	0	39,951
Other assets	0	1,202

Assets of discontinued operations	$1,157	$148,169

Liabilities:
Accounts payable	$291	$726
Accrued liabilities	238	2,927
Deferred revenue	272	17,791
Deferred rent	0	199
Other long-term liabilities	0	184

Liabilities of discontinued operations	$801	$21,827

Summary results for discontinued operations in our unaudited consolidated statement of earnings are as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Net sales	$1,079	$17,176	$13,712	$31,632

Loss from discontinued operations	(1,097)	833	(12,724)	(436)
Income tax benefit	104	(341)	1,105	114
Gain on sale of discontinued operations	788	0	68,001	0
Income tax (expense) on sale	0	0	(25,081)	0

Income (loss) from discontinued operations	$(205)	$492	$31,301	$(322)

The components of cash flows of discontinued operations in our unaudited consolidated statement of cash flows are as follows (in thousands):

	Six Months Ended
	July 2, 2011	July 3, 2010
Cash flows from discontinued operations:
Net cash provided (used) by operating activities	$(827)	$(4,260)
Net cash provided (used) by investing activities	0	0
Net cash provided (used) by financing activities	0	0
Effect of exchange rate changes on cash	12	2,979

Net decrease in cash and cash equivalents	$(815)	$(1,281)
Cash and cash equivalents at beginning of period	$1,301	$1,693

Cash and cash equivalents at end of period	$486	$412

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations: Second Quarter of 2011 versus Second Quarter of 2010

Consolidated Results of Operations

(Amounts in thousands, except percentages):

	Three Months Ended
	July 2, 2011	July 3, 2010	Percent Change	Percent of Net Sales - 2011	Percent of Net Sales - 2010
Net Sales
Tangible products	$232,762	$207,748	12.0	94.8	95.1
Service & software	12,779	10,810	18.2	5.2	4.9

Total net sales	245,541	218,558	12.3	100.0	100.0
Cost of Sales
Tangible products	117,732	114,081	3.2	47.9	52.2
Service & software	6,111	5,068	20.6	2.5	2.3

Total cost of sales	123,843	119,149	3.9	50.4	54.5

Gross profit	121,698	99,409	22.4	49.6	45.5
Operating expenses	75,027	67,496	11.2	30.6	30.9

Operating income	46,671	31,913	46.2	19.0	14.6
Other income (expense)	(420)	603	(169.7)	(0.2)	0.3

Income from continuing operations before income taxes	46,251	32,516	NM	18.8	14.9
Income taxes	13,082	10,331	26.6	5.3	4.7

Income from continuing operations	33,169	22,185	49.5	13.5	10.2
Income (loss) discontinued operations, net of tax	(205)	492	NM	(0.1)	0.2

Net Income	$32,964	$22,677	45.4	13.4	10.4

Diluted earnings per share
Income from continuing operations	$0.60	$0.38	57.9
Income (loss) from discontinued operations	(0.00)	0.01	NM

Net income	$0.60	$0.39	53.8

Consolidated Results of Operations – Second quarter

Sales

Net sales for the second quarter of 2011, compared with the corresponding 2010 quarter, increased 12.3% primarily due to a broad-based increase in demand, complemented by a focused business strategy of geographic expansion, new product introductions and expansion of go-to-market channels. New products introduced over the past year helped us meet more of our customers’ needs for improving asset visibility in complex supply chain environments. The second quarter of 2011 was the sixth consecutive quarter of year-over-year growth. The increase in sales was largely attributable to 11.6% growth in hardware sales (mainly tabletop printers and aftermarket parts). Supplies sales increased from greater shipments of labels and thermal ribbons. Printer unit volume increased 2.1% from the second quarter of 2010.

Sales by product category were as follows (amounts in thousands, except percentages):

	Three Months Ended
Product Category	July 2, 2011	July 3, 2010	Percent Change	Percent of Net Sales - 2011	Percent of Net Sales - 2010
Hardware	$181,758	$162,908	11.6	74.0	74.6
Supplies	49,578	43,573	13.8	20.2	19.9
Service and software	12,779	10,810	18.2	5.2	4.9

Subtotal products	244,115	217,291	12.3	99.4	99.4
Shipping and handling	1,426	1,267	12.5	0.6	0.6

Total net sales	$245,541	$218,558	12.3	100.0	100.0

Sales increased in all international geographic regions, in part from the impact of our investments in sales and sales-related personnel to expand Zebra’s presence in high-growth regions including China, Brazil and Eastern Europe. Sales have increased by 25% in the second quarter of 2011 over comparable 2010 sales in the regions targeted by Zebra for geographic expansion. Movements in foreign exchange rates increased sales by $9,518,000 in the Europe, Middle East and Africa region due principally to a stronger euro against the U.S. dollar.

Sales to customers by geographic region were as follows (in thousands, except percentages):

	Three Months Ended		Percent Change	Percent of Net Sales - 2011	Percent of Net Sales - 2010
Geographic Region	July 2, 2011	July 3, 2010
Europe	$85,391	$71,238	19.9	34.8	32.6
Latin America	24,065	19,224	25.2	9.8	8.8
Asia-Pacific	38,299	25,614	49.5	15.6	11.7

Total International	147,755	116,076	27.3	60.2	53.1
North America	97,786	102,482	(4.6)	39.8	46.9

Total net sales	$245,541	$218,558	12.3	100.0	100.0

Gross Profit

Gross profit increased 22.4% due to higher volumes and lower material and freight costs in 2011. Gross profit was affected by favorable foreign currency movements which increased second quarter gross profit by $8,316,000. The above factors contributed to the increase in gross margin from 45.5% to 49.6%.

Printer unit volumes and average selling price information is summarized below:

	Three Months Ended
	July 2, 2011	July 3, 2010	Percent Change
Total printers shipped	276,563	270,799	2.1
Average selling price of printers shipped	$558	$506	10.4

The increase in selling price above is a result of a change in product mix from one quarter compared to the other.

Operating Expenses

Operating expenses for the quarter increased 11.2% across all expense categories. Several categories accounted for these increases, including compensation costs, which include salaries, benefits, stock option expense, and commissions. These increases are primarily related to more employees in 2011 versus 2010. Outside professional services and travel and entertainment expenses also increased over 2010 levels. Restructuring costs in 2011 relate to the consolidation of our Location Solutions product line following the divestiture of Navis in the first quarter of 2011 while costs in 2010 relate to the completion of the production transfer to Jabil.

Operating expenses are summarized below (in thousands, except percentages):

	Three Months Ended		Percent Change	Percent of Net Sales 2011	Percent of Net Sales 2010
Operating Expenses	July 2, 2011	July 3, 2010
Selling and marketing	$30,950	$27,682	11.8	12.6	12.7
Research and development	22,487	20,653	8.9	9.2	9.5
General and administrative	20,688	17,955	15.2	8.4	8.2
Amortization of intangible assets	836	740	13.0	0.3	0.3
Exit, restructuring and integration costs	66	466	(85.8)	0.1	0.2

Total operating expenses	$75,027	$67,496	11.2	30.6	30.9

Operating Income

The operating income increase for the second quarter of 2011was the result of increased sales and gross profit as noted above.

Other Income

Investment income declined overall from lower short-term interest rates in 2011 compared with 2010 even though cash and investment balances were higher in 2011 versus 2010. Zebra recorded a foreign exchange gain in 2010 as the U.S. dollar strengthened against the euro during the second quarter of 2010 versus a loss in 2011.

Zebra’s non-operating income and expense items are summarized in the following table (in thousands):

	Three Months Ended
	July 2,	July 3,
	2011	2010
Investment income	$656	$634
Foreign exchange gain (loss)	(833)	424
Other, net	(243)	(455)

Total other income (expense)	$(420)	$603

Income Taxes

The effective income tax rate for the second quarter of 2011 was 28.3% compared with 31.8% for the second quarter of 2010. Zebra’s effective rate has decreased slightly in 2011 due to higher profits in lower rate international jurisdictions.

Results of Operations: Six months ended July 2, 2011 versus six months ended July 3, 2010

Consolidated Results of Operations

(Amounts in thousands, except percentages):

	Six Months Ended
	July 2, 2011	July 3, 2010	Percent Change	Percent of Net Sales - 2011	Percent of Net Sales - 2010
Net Sales
Tangible products	$458,882	$409,211	12.1	95.0	95.0
Service & software	23,960	21,322	12.4	5.0	5.0

Total net sales	482,842	430,533	12.1	100.0	100.0
Cost of Sales
Tangible products	228,513	223,156	2.4	47.3	51.8
Service & software	12,633	10,205	23.8	2.6	2.4

Total cost of sales	241,146	233,361	3.3	49.9	54.2

Gross profit	241,696	197,172	22.6	50.1	45.8
Operating expenses	150,663	132,318	13.9	31.2	30.7

Operating income	91,033	64,854	40.4	18.9	15.1
Other income (expense)	(408)	1,343	NM	(0.1)	0.3

Income from continuing operations before income taxes	90,625	66,197	36.9	18.8	15.4
Income taxes	27,328	18,465	48.0	5.7	4.3

Income from continuing operations	63,297	47,732	32.6	13.1	11.1
Income (loss) discontinued operations, net of tax	$31,301	$(322)	NM	6.5	(0.1)

Net Income	$94,598	$47,410	99.5	19.6	11.0

Diluted earnings per share
Income from continuing operations	$1.14	$0.83	37.3
Income (loss) from discontinued operations	0.57	(0.01)	NM

Net income	$1.71	$0.82	108.5

Consolidated Results of Operations – Year to date

Sales

Net sales for the first six months of 2011 compared with the same 2010 period increased 12.1% due to a broad-based increase in demand for Zebra products and global economic recovery. The increase in sales was largely attributable to increased hardware sales with notable volume increases in high-performance tabletop, desktop, mobile printers and aftermarket parts. Supplies sales increased from greater shipments of labels and thermal ribbons. New products introduced over the past year are helping Zebra to meet more of customers’ asset tagging needs in complex supply chain environments. Printer unit volume increased 8.8% for the first six months of 2011 compared to levels in 2010.

Sales by product category were as follows (amounts in thousands, except percentages):

	Six Months Ended
Product Category	July 2, 2011	July 3, 2010	Percent Change	Percent of Net Sales - 2011	Percent of Net Sales - 2010
Hardware	$361,895	$322,317	12.3	75.0	74.8
Supplies	94,213	84,270	11.8	19.5	19.6
Service and software	23,960	21,322	12.4	4.9	5.0

Subtotal products	480,068	427,909	12.2	99.4	99.4
Shipping and handling	2,774	2,624	5.7	0.6	0.6

Total net sales	$482,842	$430,533	12.1	100.0	100.0

Sales increased in all geographic territories due in part to the impact of more Zebra sales and sales-related personnel in high-growth geographic territories. Movements in foreign exchange rates increased sales by $9,132,000 in the Europe, Middle East and Africa region due principally to a stronger euro against the dollar.

Sales to customers by geographic region were as follows (in thousands, except percentages):

	Six Months Ended		Percent Change	Percent of Net Sales - 2011	Percent of Net Sales - 2010
Geographic Region	July 2, 2011	July 3, 2010
Europe, Middle East and Africa	$169,621	$147,555	15.0	35.1	34.3
Latin America	44,169	38,706	14.1	9.1	9.0
Asia-Pacific	70,794	48,734	45.3	14.7	11.3

Total International	284,584	234,995	21.1	58.9	54.6
North America	198,258	195,538	1.4	41.1	45.4

Total net sales	$482,842	$430,533	12.1	100.0	100.0

Gross Profit

Gross profit increased 22.6% due to higher volumes and lower material and freight costs in 2011. Gross profit was affected by favorable foreign currency movements which increased gross profit by $8,022,000. The above factors contributed to the increase in gross margin from 45.8% to 50.1%.

Printer unit volumes and average selling price information is summarized below:

	Six Months Ended
	July 2, 2011	July 3, 2010	Percent Change
Total printers shipped	560,740	515,185	8.8
Average selling price of printers shipped	$541	$525	3.0

Operating Expenses

Operating expenses for the six-month period increased 13.9% due to greater selling and marketing, research and development, and general and administrative expenses. Several categories accounted for these increases, including compensation costs, project expenses, outside professional services, travel and entertainment, information systems expenses and rent expense. Exit costs decreased $280,000 for the first six months of 2011 as compared to 2010. Restructuring costs in 2011 relate to the consolidation of our Location Solutions product line and remaining administrative and accounting operations following the Navis divestiture in March 2011.

Operating expenses are summarized below (in thousands, except percentages):

	Six Months Ended		Percent Change	Percent of Net Sales 2011	Percent of Net Sales 2010
Operating Expenses	July 2, 2011	July 3, 2010
Selling and marketing	$59,478	$52,355	13.6	12.3	12.2
Research and development	44,168	38,977	13.3	9.1	9.0
General and administrative	43,394	37,273	16.4	9.0	8.7
Amortization of intangible assets	1,671	1,481	12.8	0.4	0.3
Exit, restructuring, and integration costs	1,952	2,232	(12.5)	0.4	0.5

Total operating expenses	$150,663	$132,318	13.9	31.2	30.7

Other Income

Investment income declined from lower short-term interest rates in 2011 compared with 2010. Zebra recorded a foreign exchange gain in 2010.

Zebra’s non-operating income and expense items are summarized in the following table (in thousands):

	Six Months Ended
	July 2, 2011	July 3, 2010
Investment income	$1,216	$1,476
Foreign exchange gain (loss)	(1,127)	592
Other, net	(497)	(725)

Total other income (loss)	$(408)	$1,343

Operating Income (Loss)

The operating income increase for the first six months of 2010 was the result of increased sales and gross profit as noted above.

Income Taxes

The effective income tax rate for the first six months of 2011 was 30.2% compared with an income tax rate of 27.9% for the first six months of 2010. Zebra’s effective tax rate for the six months ended July 3, 2010 included a $2,764,000 reduction of federal taxes related to prior years’ adjustments for intercompany profit in ending inventory which reduced our effective rate by 4.2%. Zebra’s effective rate has actually decreased slightly in 2011 due to higher profits in lower rate international jurisdictions.

Liquidity and Capital Resources

(Amounts in thousands, except percentages):

	Six Months Ended
Rate of Return Analysis:	July 2, 2011	July 3, 2010
Average cash and marketable securities balances	$300,738	$249,905
Annualized rate of return	0.8%	1.2%

Average cash and marketable securities balances for the first six months of 2011 increased compared to 2010 as a result of increased cash provided by the divestiture of Navis.

As of July 2, 2011, Zebra had $342,878,000 in cash, restricted cash, investments and marketable securities, compared with $258,598,000 at December 31, 2010. Factors affecting cash and investment balances during the first six months of 2011 include the following (changes below include the impact of foreign currency):

•	Accounts receivable decreased $5,862,000 due to the sale of Navis.

•	Inventories increased $4,704,000 due to an increase in raw materials.

•	Accounts payable decreased $4,695,000 due to the timing of payments at period end.

•	Accrued liabilities decreased $13,614,000 due to the payout of benefit accruals.

•	Deferred revenue decreased $14,738,000 due to the divestiture of Navis.

•	Income taxes payable decreased $4,333,000 due to the timing of tax payments.

•	Purchases of property and equipment totaled $11,232,000.

•	Proceeds from the sale of Navis provided $161,008,000.

•	Net sales of investments totaled $183,485,000.

•	Purchases of treasury shares totaled $82,388,000.

•	Stock option exercises and purchases under the stock purchase plan contributed $8,096,000.

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

Investments and Marketable Securities

Investments and marketable securities at July 2, 2011, consisted of the following:

U.S. government and agency securities	11.1%
Obligations of government sponsored enterprises (1)	1.5%
State and municipal bonds	60.8%
Corporate securities	26.6%

(1)	Includes investments in notes issued by the Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association and the Federal Home Loan Bank.

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

Trading and available-for-sale securities are recorded at fair value. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of discounts or premiums. Unrealized holding gains and losses on trading securities are included in earnings. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders’ equity until realized. As of July 2, 2011, Zebra’s investments in marketable debt securities are classified as available-for-sale. In addition, as of July 2, 2011, all of our investments in marketable debt securities with maturities greater than one year are classified as long-term in the consolidated balance sheet due to our ability and intent to hold them until maturity.

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

We reserve for estimated credit losses based upon historical experience and specific customer collection issues. Over the last three years, accounts receivable reserves varied from 0.9% to 2.4% of total accounts receivable. Accounts receivable reserves as of July 2, 2011, were $1,401,000, or 0.9% of the balance due. Accounts receivable reserves as of December 31, 2010, were $1,459,000, or 1.1% of the balance due. We believe our reserve level is appropriate considering the quality of the portfolio as of July 2, 2011. While credit losses have historically been within expectations and the provisions established, we cannot guarantee that our credit loss experience will continue to be consistent with historical experience.

Inventories

We value our inventories at the lower of the actual cost to purchase or manufacture using the first-in, first-out (FIFO) method, or the current estimated market value. We review inventory quantities on hand and record a provision for excess and obsolete inventory based on forecasts of product demand and production requirements for the subsequent twelve months.

Over the last three years, our reserves for excess and obsolete inventories have ranged from 7.0% to 11.4% of gross inventory. As of July 2, 2011, inventory reserves were $12,399,000, or 9.5% of gross inventory compared to inventory reserves of $9,837,000, or 8.0% of gross inventory as of December 31, 2010. We believe our reserve level is appropriate considering the quantities and quality of the inventories as of July 2, 2011.

Valuation of Goodwill

We test the impairment of goodwill each year at the end of May or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We completed our annual assessment during June 2011 and determined that our goodwill was not impaired as of the end of May 2011.

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

If we believe that one or more of the above indicators of impairment have occurred, we perform an impairment test. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. We generally determine the fair value of our reporting units using three valuation methods: Income Approach – Discounted Cash Flow Analysis, Market Approach – Guideline Public Company Method and Market Approach – Comparative Transactions Method. The approach defined below is based upon our last impairment test conducted in June 2011 as of the end of May 2011.

Under the “Income Approach – Discounted Cash Flow Analysis” the key assumptions consider sales, cost of sales and operating expenses projected through the year 2018. These assumptions were determined by management utilizing our internal operating plan and assuming growth rates for revenues and operating expenses, and margin assumptions. The fourth key assumption under this approach is the discount rate which is determined by looking at current risk-free rates of capital, current market interest rates and the evaluation of risk premia relevant to the business segment. If our assumptions relative to growth rates were to change or were incorrect, our fair value calculation may change which could result in impairment.

Under the “Market Approach – Guideline Company Method” we identified 5 publicly traded companies, including Zebra, which we believe have significant relevant similarities. For these 5 companies we calculated the mean ratio of invested capital to revenues and invested capital to EBITDA. Similar to the Income approach discussed above, sales, cost of sales, operating expenses and their respective growth rates were the key assumptions utilized. The market prices of Zebra and other guideline company shares are key assumptions. If these market prices increase, the estimated market value would increase. If the market prices decrease, the estimated market value would decrease.

Under the “Market Approach – Comparative Transactions Method” we looked at 8 market based transactions for companies that have similarities to our business, including similarities to one or more of the business lines, markets, growth prospects, margins and size. We calculated mean revenue and EBITDA multiples for the selected transactions. These multiples were applied to forecasted Zebra results for that segment to estimate market value. The key assumptions and impact to changes to those assumptions would be similar to those assumptions under the “Income Approach – Discounted Cash Flow Analysis” and the “Market Approach – Guideline Company Method”.

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

Net intangible assets, long-lived assets and goodwill amounted to $181,249,000 as of July 2, 2011.

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

Zebra is currently under U.S. federal income tax audits for years of 2008 and 2009. The tax years 2006 through 2010 remain open to examination by multiple state taxing jurisdictions. Tax authorities in the United Kingdom have completed income tax audits for tax years through 2006.

Zebra’s continuing practice is to recognize interest and/or penalties related to income tax matters as part of income tax expense. For the six month periods ended July 2, 2011 and July 3, 2010, we did not accrue any interest or penalties into income tax expense.

	Six Months Ended
	July 2, 2011	July 3, 2010
Effective tax rate	30.2%	27.9%

Zebra’s effective tax rate for the six months ended July 3, 2010 included a $2,764,000 reduction of federal taxes related to prior years’ adjustments for intercompany profit in ending inventory which reduced our effective rate by 4.2%. Zebra’s effective rate has actually decreased slightly in 2011 due to higher profits in lower rate international jurisdictions.

Significant Customers

Our net sales to significant customers as a percentage of total net sales were as follows:

	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Customer A	18.9%	19.8%	19.2%	19.1%
Customer B	10.4%	10.0%	10.7%	9.1%

No other customers accounted for 10% or more of total net sales during these periods.

Market Risks

As widely reported, a powerful earthquake centered off the northeastern coast of Japan on March 11, 2011, resulted in the loss of many lives, wide-spread damage to and destruction of property, disruption of electric power, and the release of radiation from a crippled nuclear power plant. This devastation has disrupted the operations to varying degrees of companies with business activity in the affected region. The consequences of this unfortunate natural disaster may adversely affect Zebra’s business and results of operations. We currently expect the crisis to have a minimal effect upon sales, but do expect to incur additional engineering costs and shipping expenses in future quarters as supplies are restored to more normalized levels. We cannot give any assurance that the supply chain disruption will not have a material adverse effect upon Zebra’s business, results of operations, financial condition or cash flows.

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

There were no material changes in Zebra’s market risk during the quarter ended July 2, 2011. For additional information on market risk, refer to the “Quantitative and Qualitative Disclosures About Market Risk” section of our Form 10-K for the year ended December 31, 2010. See Note 3 to the Consolidated Financial Statements included in this report for further discussion of investments and marketable securities.

In the normal course of business, portions of Zebra’s operations are subject to fluctuations in currency values. We manage these risks using derivative financial instruments. See Note 8 to the Consolidated Financial Statements included in this report for further discussion of derivative instruments.

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

During the first six months of 2011, we made additional changes to our controls and procedures as part of our ongoing monitoring of our controls. None of these changes has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In addition, there were no other changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

See Note 10 to the Consolidated Financial Statements included in this report.

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

Treasury Shares

During the second quarter of 2011, Zebra purchased 1,000,000 shares of Zebra’s Class A Common Stock at a weighted average share price of $40.82 per share, as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum number of shares that may yet be purchased under the program
April 2011 (April 3 – April 30)	103,905	$36.96	103,905	646,095
May 2011 (May 1 – May 28)	377,436	$41.56	377,436	3,268,659
June 2011 (May 29 – July 2)	518,659	$41.06	518,659	2,750,000

(1)	On August 3, 2010, Zebra’s Board authorized the purchase of up to an additional 3,000,000 shares under our stock repurchase program. This authorization does not have an expiration date.

(2)	In June 2011 the remaining shares yet to be purchased under the program were depleted. On May 19, 2011, Zebra’s Board authorized the purchase of up to an additional 3,000,000 shares under the same terms. The May 2011 authorization does not have an expiration date.

(3)	During the second quarter, Zebra acquired 16,303 shares of Zebra Class A Common Stock through the withholding of shares necessary to satisfy tax withholding obligations upon the vesting of restricted stock awards. These shares were acquired at an average price of $38.27 per share.

Item 6.	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from Zebra Technologies Corporation Quarterly Report on Form 10-Q, for the quarter ended April 2, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the consolidated balance sheets; (ii) the consolidated statements of earnings; (iii) the consolidated statements of cash flows; and (iv) notes to consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZEBRA TECHNOLOGIES CORPORATION

Date: August 5, 2011	By:	/s/ Anders Gustafsson
Anders Gustafsson
Chief Executive Officer

Date: August 5, 2011	By:	/s/ Michael C. Smiley
Michael C. Smiley
Chief Financial Officer