Form 10-Q
period 2011-10-01
ZEBRA TECHNOLOGIES CORP
filed 2011-11-08
CIK 877212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2011

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

Act).     Yes  ☐    No  ☒

As of October 28, 2011, there were 51,963,438 shares of Class A Common Stock, $.01 par value, outstanding.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

QUARTER ENDED OCTOBER 1, 2011

PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	October 1, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$43,781	$46,175
Restricted cash	65	1,378
Investments and marketable securities	147,115	125,567
Accounts receivable, net	162,314	130,143
Receivable from buyer	27,580	0
Inventories, net	120,378	112,970
Deferred income taxes	16,470	15,670
Income tax receivable	1,707	0
Prepaid expenses and other current assets	20,303	11,505
Assets of discontinued operations	0	148,169

Total current assets	539,713	591,577

Property and equipment at cost, less accumulated depreciation and amortization	94,726	87,093
Long-term deferred income taxes	18,241	21,254
Goodwill	79,703	79,703
Other intangibles, net	7,441	9,755
Long-term investments and marketable securities	108,086	85,478
Other assets	3,862	4,004

Total assets	$851,772	$878,864

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$30,924	$34,578
Accrued liabilities	53,236	65,163
Deferred revenue	10,276	8,966
Income taxes payable	0	5,900
Liabilities of discontinued operations	0	21,827

Total current liabilities	94,436	136,434
Deferred rent	1,695	2,207
Other long-term liabilities	9,693	10,191

Total liabilities	105,824	148,832

Stockholders’ equity:
Preferred Stock	0	0
Class A Common Stock	722	722
Additional paid-in capital	129,608	129,715
Treasury stock	(587,510)	(462,029)
Retained earnings	1,210,572	1,070,973
Accumulated other comprehensive income (loss)	(7,444)	(9,349)

Total stockholders’ equity	745,948	730,032

Total liabilities and stockholders’ equity	$851,772	$878,864

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Amounts in thousands, except per share data)

(Unaudited)

	000000000000	000000000000	000000000000	000000000000
	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Net sales
Net sales of tangible products	$241,686	$218,271	$700,568	$627,482
Revenue from services and software	11,652	11,536	35,612	32,858

Total net sales	253,338	229,807	736,180	660,340

Cost of sales
Cost of sales of tangible products	122,529	114,924	351,042	338,080
Cost of services and software	7,256	5,636	19,889	15,841

Total cost of sales	129,785	120,560	370,931	353,921

Gross profit	123,553	109,247	365,249	306,419

Operating expenses:
Selling and marketing	31,942	28,068	91,420	80,423
Research and development	22,584	21,862	66,752	60,839
General and administrative	19,166	18,147	62,560	55,420
Amortization of intangible assets	843	839	2,514	2,320
Exit and restructuring costs	138	0	2,090	2,232

Total operating expenses	74,673	68,916	225,336	201,234

Operating income	48,880	40,331	139,913	105,185

Other income (expense):
Investment income	134	635	1,350	2,111
Foreign exchange gain (loss)	(173)	(148)	(1,300)	444
Other, net	(859)	(160)	(1,356)	(885)

Total other income (expense)	(898)	327	(1,306)	1,670

Income before income taxes	47,982	40,658	138,607	106,855
Income taxes	13,795	13,411	41,123	31,876

Income from continuing operations	34,187	27,247	97,484	74,979
Income (loss) from discontinued operations, net of tax	10,814	(1,096)	42,115	(1,418)

Net income	$45,001	$26,151	$139,599	$73,561

Basic earnings per share:
Income from continuing operations	$0.64	$0.48	$1.79	$1.30
Income (loss) from discontinued operations	0.20	(0.02)	0.77	(0.02)

Net income	$0.84	$0.46	$2.56	$1.28

Diluted earnings per share:
Income from continuing operations	$0.64	$0.48	$1.78	$1.30
Income (loss) from discontinued operations	0.20	(0.02)	0.77	(0.02)

Net income	$0.84	$0.46	$2.55	$1.28

Basic weighted average shares outstanding	53,339	56,739	54,405	57,405
Diluted weighted average and equivalent shares outstanding	53,628	56,998	54,770	57,657

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	000000000000	000000000000
	Nine Months Ended
	October 1, 2011	October 2, 2010
Cash flows from operating activities:
Net income	$139,599	$73,561
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	17,985	23,698
Equity-based compensation	11,060	8,155
Impairment of investments	326	0
Excess tax benefit from equity-based compensation	(1,265)	(83)
Loss (gain) on sale of fixed assets	53	(58)
Gain on sale of business	(66,753)	0
Deferred income taxes	5,703	3,208
Changes in assets and liabilities:
Accounts receivable, net	(10,112)	(14,463)
Inventories, net	(6,635)	(15,972)
Other assets	(10,150)	(1,192)
Accounts payable	(8,493)	6,747
Accrued liabilities	(14,917)	13,861
Deferred revenue	(16,707)	(1,530)
Income taxes	(7,087)	9,197
Other operating activities	2,116	(3,391)

Net cash provided by operating activities	34,723	101,738

Cash flows from investing activities:
Purchases of property and equipment	(17,829)	(23,752)
Payments for patents and licensing arrangements	(200)	(2,882)
Proceeds from the sale of businesses	161,206	0
Purchases of investments and marketable securities	(791,811)	(312,201)
Maturities of investments and marketable securities	493,649	230,715
Sales of investments and marketable securities	253,377	74,371

Net cash provided (used) by investing activities	98,392	(33,749)

Cash flows from financing activities:
Purchase of treasury stock	(146,373)	(67,384)
Proceeds from exercise of stock options and stock purchase plan purchases	9,197	7,772
Excess tax benefit from equity-based compensation	1,265	83

Net cash (used) in financing activities	(135,911)	(59,529)

Effect of exchange rate changes on cash	(899)	44

Net increase (decrease) in cash and cash equivalents	(3,695)	8,504
Cash balance of discontinued operations at beginning of period	1,301	1,693
Less: Cash balance of discontinued operations at end of period	0	653
Cash and cash equivalents at beginning of period	46,175	37,250

Cash and cash equivalents at end of period	$43,781	$46,794

Supplemental disclosures of cash flow information:
Income taxes paid	$53,512	$9,764

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

The consolidated balance sheet as of December 31, 2010, in this Form 10-Q is taken from the audited consolidated balance sheet in our Form 10-K. These interim financial statements include all adjustments (of a normal, recurring nature) necessary to present fairly Zebra’s consolidated financial position as of October 1, 2011, the consolidated statement of earnings for the three and nine months ended October 1, 2011 and October 2, 2010, and consolidated statement of cash flows for the nine months ended October 1, 2011 and October 2, 2010. These results, however, are not necessarily indicative of results for the full year.

Reclassifications. Prior-period financial results have been reclassified to account for the impact of the disposition of Navis Holdings LLC (“Navis”), Zebra Enterprise Solutions GmbH (formerly “proveo AG”), and other immaterial Zebra operations. In January 2011, Zebra announced its entry into an agreement to sell Navis to Cargotec Corporation and on March 18, 2011, Zebra completed the transaction. In August 2011 Zebra sold its interest in proveo AG to F Two NV. Our audited balance sheet at December 31, 2010, has been adjusted to reflect these transactions by separately classifying assets and liabilities of discontinued operations. As a result, the statements of earnings for the Navis business, proveo AG and other immaterial Zebra operations as of and for all periods presented are reported as discontinued operations. See Note 17 Discontinued Operations to the consolidated financial statements for further information. Prior-period amounts will differ from amounts previously reported because of the classification of the above operations as discontinued.

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

Included in our investment portfolio are two auction rate security instruments. These instruments are classified as available-for-sale securities and are reflected at fair value. Due to events in credit markets, however, the auction events for the instruments held by Zebra as of October 1, 2011, are failed. Therefore, the fair values of these securities are estimated utilizing broker quotations, discounted cash flow analysis or other types of valuation adjustment methodologies at October 1, 2011. These analyses consider, among other items, the collateral underlying the security instruments, the creditworthiness of the counterparty, the timing of expected future cash flows, estimates of the next time the security is expected to have a successful auction, and Zebra’s intent and ability to hold such securities until credit markets improve. These securities were also compared, when possible, to other securities with similar characteristics. In June 2010, one of the four auction rate securities held at the end of the first quarter of 2010 was called by the issuer and redeemed at par value. In May 2011, one of the three auction rate securities held at the end of the first quarter of 2011 was converted to actively traded securities in the amount of $2,550,000. The remaining $450,000 was sold during the second quarter of 2011 at a loss of $36,000.

Of the two auction rate security instruments still owned as of October 1, 2011, Zebra deemed one to be other than temporarily impaired and recorded the estimated value decline in 2008, and further reduced the remaining carrying value of $326,000 to zero in the third quarter of 2011. The decline in the market value of the other security is considered temporary and has been recorded in accumulated other comprehensive income (loss) on Zebra’s balance sheet. Since Zebra has the intent and ability to hold these securities until they are sold at auction, redeemed at carrying value or reach maturity, we have classified them as long-term investments on the balance sheet.

Financial assets and liabilities carried at fair value as of October 1, 2011, are classified below (in thousands):

	0000000000	0000000000	0000000000	0000000000
	Level 1	Level 2	Level 3	Total
Assets:
U.S. government and agency securities	$43,461	$—	$—	$43,461
Obligations of government-sponsored enterprises (1)	14,117	—	—	14,117
State and municipal bonds	123,214	—	—	123,214
Corporate securities	71,785	—	2,588	74,373
Other investments	36	—	—	36

Investments subtotal	252,613	—	2,588	255,201
Forward contracts (2)	3,611	3,500	—	7,111
Money market investments related to the deferred compensation plan	3,157	—	—	3,157
Total assets at fair value	$259,381	$3,500	$2,588	$265,469

Liabilities:
Liabilities related to the deferred compensation plan	3,157	—	—	3,157

Total liabilities at fair value	$3,157	$—	$—	$3,157

Financial assets and liabilities carried at fair value as of December 31, 2010, are classified below (in thousands):

	0000000000	0000000000	0000000000	0000000000
	Level 1	Level 2	Level 3	Total
Assets:
U.S. government and agency securities	$21,318	$—	$—	$21,318
Obligations of government-sponsored enterprises (1)	5,785	—	—	5,785
State and municipal bonds	131,626	—	2,683	134,309
Corporate securities	46,683	—	2,914	49,597
Other investments	36	—	—	36

Investments subtotal	205,448	—	5,597	211,045
Forward contracts (2)	1,569	1,706	—	3,275
Money market investments related to the deferred compensation plan	3,427	—	—	3,427

Total assets at fair value	$210,444	$1,706	$5,597	$217,747

Liabilities:
Liabilities related to the deferred compensation plan	3,427	—	—	3,427

Total liabilities at fair value	$3,427	$—	$—	$3,427

(1)	Includes investments in notes issued by the Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association, the Federal Farm Credit Banks, and the Federal Home Loan Bank.

(2)	The fair value of forward contracts are calculated as follows:

a.	Fair value of forward collar contract associated with forecasted sales hedges are calculated using the midpoint of ask and bid rates for similar contracts.

b.	Fair value of regular forward contracts associated with forecasted sales hedges are calculated using the period-end exchange rate adjusted for the discount rate (3 month LIBOR rate).

c.	Fair value of balance sheet hedges are calculated at the period end exchange rate adjusted for current forward points unless the hedge has been traded but not settled at period end. If this is the case, the fair value is calculated at the rate at which the hedge is being settled.

The following table presents Zebra’s activity for assets measured at fair value on a recurring basis using significant unobservable inputs, Level 3, for the nine month periods (in thousands):

	Nine Months Ended
	October 1, 2011	October 2, 2010
Balance at beginning of the year	$5,597	$7,047
Transfers to Level 3	—	—
Total losses (realized or unrealized):
Included in earnings	(362)	—
Included in other comprehensive income (loss)	317	200
Purchases and settlements (net)	(2,964)	(1,650)

Balance at end of period	$2,588	$5,597

Total gains and (losses) for the period included in earnings attributable to the change in unrealized losses relating to assets still held at end of period	$—	$—

The following is a summary of short-term and long-term investments at October 1, 2011 and December 31, 2010 (in thousands):

	0000000000	0000000000	0000000000	0000000000
	As of October 1, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government and agency securities	$43,404	$93	$(36)	$43,461
Obligations of government-sponsored enterprises	14,091	28	(2)	14,117
State and municipal bonds	122,864	384	(34)	123,214
Corporate securities	75,459	4,512	(5,598)	74,373
Other investments	36	—	—	36

Total investments	$255,854	$5,017	$(5,670)	$255,201

	As of December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government and agency securities	$21,226	$98	$(6)	$21,318
Obligations of government-sponsored enterprises	5,731	54	—	5,785
State and municipal bonds	134,370	402	(463)	134,309
Corporate securities	49,884	199	(486)	49,597
Other investments	36	—	—	36

Total investments	$211,247	$753	$(955)	$211,045

The maturity dates of investments are as follows (in thousands):

	0000000000	0000000000
	As of October 1, 2011
	Amortized Cost	Estimated Fair Value
Less than 1 year	$147,651	$147,115
1 to 5 years	106,889	106,787
6 to 10 years	1,314	1,299
Thereafter	—	—

Total	$255,854	$255,201

The carrying value for Zebra’s financial instruments classified as current assets (other than short-term investments) and current liabilities approximate fair value due to short maturities.

Note 3 – Investments and Marketable Securities

We classify our investments in marketable debt securities as available-for-sale. As of October 1, 2011, all of our investments in marketable debt securities with maturities greater than one year are classified as long-term investments on the balance sheet due to our ability and intent to hold them until maturity.

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

Change in unrealized gains and losses on available-for-sale securities are included in these financial statements as follows (in thousands):

	0000000	0000000	0000000	0000000
	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Changes in unrealized gains and (losses) on available- for-sale securities, net of tax, recorded in accumulated other comprehensive income	$(636)	$8	$(303)	$(34)

Note 4 – Accounts Receivable Reserves

The components of accounts receivable are as follows (in thousands):

	0000000000	0000000000
	As of
	October 1, 2011	December 31, 2010
Gross accounts receivable	$163,899	$131,602
Accounts receivable reserves	(1,585)	(1,459)

Accounts receivable, net	$162,314	$130,143

Note 5 – Inventories

The components of inventories are as follows (in thousands):

	0000000000	0000000000
	As of
	October 1, 2011	December 31, 2010
Raw material	$46,270	$33,441
Work in process	525	171
Deferred costs of long-term contracts	99	482
Finished goods	87,677	88,713

Total inventories, gross	134,571	122,807
Inventory reserves	(14,193)	(9,837)

Total inventories, net	$120,378	$112,970

Note 6 Goodwill and Other Intangible Assets

Intangible asset data are as follows (in thousands):

	000000000	000000000	000000000
	As of October 1, 2011
	Gross Amount	Accumulated Amortization	Net Amount
Current technology	$12,718	$(11,300)	$1,418
Patent and patent rights	17,360	(11,389)	5,971
Customer relationships	1,773	(1,721)	52

Total	$31,851	$(24,410)	$7,441

Amortization expense for the nine months ended October 1, 2011		$2,514

	0000000000	0000000000	0000000000
	As of December 31, 2010
	Gross Amount	Accumulated Amortization	Net Amount
Current technology	$12,718	$(10,863)	$1,855
Patent and patent rights	17,160	(9,351)	7,809
Customer relationships	1,773	(1,682)	91

Total	$31,651	$(21,896)	$9,755

Amortization expense for the nine months ended October 2, 2010		$2,320

We test goodwill for impairment on an annual basis or more frequently if we believe indicators of impairment exist.

Factors considered that may trigger an impairment review consist of:

•	Significant underperformance relative to historical or projected future operating results,

•	Significant changes in the manner of use of the acquired assets or the strategy for the overall business,

•	Significant negative industry or economic trends,

•	Significant decline in Zebra’s stock price for a sustained period, and

•	Significant decline in market capitalization relative to net book value.

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

During the first quarter of 2011, we announced an agreement to sell Navis and our decision to divest certain other operations, which constituted a portion, but not all, of our Zebra Enterprise Solutions (ZES) segment, which was also deemed to be the reporting unit for goodwill impairment testing purposes. As a result of our decision to sell Navis, goodwill attributable to the ZES segment was allocated to the three businesses that constituted the prior reporting unit based on the relative fair value of those businesses. Goodwill was allocated between continuing operations ($9,114,000) and discontinued operations ($72,795,000) based on the relative fair value of each of the businesses. The goodwill allocated above to continuing operations was tested for impairment, and we determined that our goodwill related to this reporting unit was not impaired.

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

Note 7 – Costs Associated with Exit or Disposal Activities

In January 2011, we announced an agreement to sell a portion of ZES, which primarily consists of Navis, to Cargotec Corporation. Following the transaction which was completed on March 18, 2011, we retained the Location Solutions products from the former ZES, which includes active RFID real-time location solutions and associated tags and readers. In the first quarter of 2011, we also announced a plan to consolidate any remaining administrative and accounting functions from the former ZES into our corporate facilities in Illinois. The costs below for the three and nine months ended October 1, 2011, represent the costs related to the consolidation and relocation of the administrative and accounting functions.

In 2008, we announced plans to establish regional distribution and configuration centers, consolidate our supplier base, and transfer final assembly of thermal printers to Jabil Circuit, Inc., a global third-party electronics manufacturer. We substantially completed these actions in 2010, and the costs noted below for the three and nine months ended October 2, 2010, relate to the completion of this transfer.

The following is a summary of exit and restructuring costs incurred (in thousands):

	Three Months Ended		Nine Months Ended
Type of Cost:	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Severance, stay bonuses, and other employee-related expenses	$100	$0	$1,171	$100
Professional services	38	0	885	110
Relocation and transition costs	0	0	34	1,959
Other exit costs	0	0	0	63

Total	$138	$0	$2,090	$2,232

Liabilities and expenses related to exit activities were as follows (in thousands):

	Nine Months Ended
	October 1, 2011	October 2, 2010
Balance at beginning of period	$1,301	$3,038
Charged to earnings	2,090	2,232
Cash paid	(2,086)	(3,999)

Balance at the end of period	$1,305	$1,271

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

	0000000000	0000000000	0000000000	0000000000
	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Change in gains (losses) from foreign exchange derivatives	$3,108	$(6,446)	$(3,155)	$2,626
Gain (loss) on net foreign currency assets	(3,281)	6,298	1,855	(2,182)

Foreign exchange gain (loss)	$(173)	$(148)	$(1,300)	$444

	0000000000	0000000000
	As of
	October 1, 2011	December 31, 2010
Notional balance of outstanding contracts:
Pound/US dollar	£6,263	£6,162
Euro/US dollar	€37,378	€46,307
Net fair value of outstanding contracts	$242	$667

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

	0000000000	0000000000
	As of
	October 1, 2011	December 31, 2010
Net unrealized gains (losses) deferred in other comprehensive income:
Gross	$4,164	$(1,522)
Income tax expense (benefit)	1,326	(573)

Net	$2,838	$(949)

Summary financial information related to the cash flow hedges of future revenues follows (in thousands, except percentages):

	0000000000	0000000000
	As of
	October 1, 2011	December 31, 2010
Notional balance of outstanding contracts versus the dollar	€92,245	€73,800
Hedge effectiveness	100%	100%

	0000000000	0000000000	0000000000	0000000000
	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Net gains and (losses) included in revenue	$(1,487)	$0	$(4,272)	$0

Forward contracts

We record our forward contracts at fair value on our consolidated balance sheet as prepaid expenses and other current assets or accrued liabilities depending upon the fair value calculation as detailed in Note 2 of Zebra’s financial statements. The amounts recorded on our consolidated balance sheet are as follows (in thousands):

	As of
	October 1, 2011	December 31, 2010
Assets:
Prepaid expenses and other current assets	$7,111	$3,275

Total	$7,111	$3,275

Liabilities:
Accrued liabilities	$0	$0

Total	$0	$0

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

The following table is a summary of Zebra’s accrued warranty obligation (in thousands):

	Nine Months Ended
	October 1, 2011	October 2, 2010
Balance at the beginning of the year	$4,554	$3,813
Warranty expense	4,051	4,490
Warranty payments	(4,115)	(4,101)

Balance at the end of the period	$4,490	$4,202

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

Note 11 – Stockholders’ Equity

Share count and par value data related to stockholders’ equity are as follows:

	December 31, 2010	December 31, 2010
	October 1, 2011	December 31, 2010
Preferred Stock
Par value per share	$0.01	$0.01
Shares authorized	10,000,000	10,000,000
Shares outstanding	—	—
Common Stock - Class A
Par value per share	$0.01	$0.01
Shares authorized	150,000,000	150,000,000
Shares issued	72,151,857	72,151,857
Shares outstanding	52,388,510	55,711,325
Treasury Stock
Shares held	19,763,347	16,440,532

During the nine-month period ended October 1, 2011, Zebra purchased 3,924,910 shares of common stock for $146,373,000 under board authorized share repurchase plans compared to the nine-month period ended October 2, 2010, in which Zebra purchased 2,449,286 shares of common stock for $67,384,000.

A roll forward of Class A common shares outstanding is as follows:

	Nine Months Ended
	October 1, 2011	October 2, 2010
Balance at the beginning of the year	55,711,325	58,318,983
Repurchases	(3,924,910)	(2,449,286)
Stock option, rights and ESPP issuances	453,728	296,512
Restricted share issuances	214,324	375,279
Restricted share forfeitures	(14,013)	(14,627)
Shares withheld for tax obligations	(51,944)	(7,198)

Balance at the end of the period	52,388,510	56,519,663

Note 12 – Earnings Per Share

Earnings per share were computed as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Weighted average shares:
Weighted average common shares outstanding	53,339	56,739	54,405	57,405
Effect of dilutive securities outstanding	289	259	365	252

Diluted weighted average shares outstanding	53,628	56,998	54,770	57,657

Earnings (loss):
Income from continuing operations	$34,187	$27,247	$97,484	$74,979
Income (loss) from discontinued operations	10,814	(1,096)	42,115	(1,418)

Net income	$45,001	$26,151	$139,599	$73,561

Basic per share amounts:
Income from continuing operations	$0.64	$0.48	$1.79	$1.30
Income (loss) from discontinued operations	$0.20	$(0.02)	$0.77	$(0.02)

Net income	$0.84	$0.46	$2.56	$1.28

Diluted per share amounts:
Income from continuing operations	$0.64	$0.48	$1.78	$1.30
Income (loss) from discontinued operations	$0.20	$(0.02)	$0.77	$(0.02)

Net income	$0.84	$0.46	$2.55	$1.28

Potentially dilutive securities that were excluded from the earnings per share calculation consist of options with an exercise price greater than the average market closing price of the Class A common stock during the respective periods. These options were as follows:

	October 1, 2011	October 1, 2011	October 1, 2011	October 1, 2011
	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Potentially dilutive shares	1,851,000	1,887,000	1,446,000	1,893,000

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

The compensation expense and the related tax benefit for equity-based payments were included in the Consolidated Statement of Earnings as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Cost of sales	$218	$207	$755	$627
Selling and marketing	333	390	1,107	936
Research and development	343	302	1,037	963
General and administrative	2,204	1,600	7,149	4,312

Total compensation	$3,098	$2,499	$10,048	$6,838

Income tax benefit	$1,069	$862	$3,467	$2,359

Cash flows resulting from the excess tax benefits attributed to tax deductions in excess of the compensation cost recognized are classified as financing cash flows in the statement of cash flows. The tax benefits classified as financing cash flows for the nine months ended October 1, 2011 was $1,265,000, and for the nine months ended October 2, 2010 was $83,000.

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

	October 1, 2011	October 1, 2011
	Nine Months Ended
	October 1, 2011	October 2, 2010
Expected dividend yield	0%	0%
Forfeiture rate	11.50%	9.78%
Volatility	35.33%	39.50%
Risk free interest rate	2.01%	2.26%
– Range of interest rates	0.01% - 3.18%	0.06% - 3.41%
Expected weighted-average life	5.42 years	5.36 years
Fair value of options and SARs granted	$5,495,000	$6,527,000
Weighted-average grant date fair value of options and SARs granted	$14.29	$10.65

SAR activity was as follows:

	Weighted-Average	Weighted-Average
	Nine Months Ended October 1, 2011
SARs	Shares	Weighted-Average Exercise Price
Outstanding at beginning of year	1,234,787	$23.82
Granted	384,649	41.20
Exercised	(81,793)	22.02
Forfeited	(221,914)	24.71
Expired	(273)	19.56

Outstanding at end of period	1,315,456	$28.87

Exercisable at end of period	318,857	$23.26

Intrinsic value of exercised SARs	$1,539,000

The terms of the SARs are established under the Zebra Technologies Corporation 2006 Incentive Compensation Plan and 2011 Long-Term Incentive Plan (the 2006 Plan and 2011 Plan) and the applicable SAR agreement. Once vested, a SAR entitles the holder to receive a payment equal to the difference between the per-share base price of the SAR and the fair market value of a share of Zebra stock on the date the SAR is exercised, multiplied by the number of SARs exercised. Exercised SARs are settled in whole shares of Zebra stock, and any fraction of a share is settled in cash. Except for SARs granted to Zebra’s five independent directors, which were vested in full at the May 19, 2011 grant date, the SARs granted above vest annually in four equal amounts on each of the first four anniversaries of the grant date and expire 10 years after the grant date.

The following table summarizes information about SARs outstanding at October 1, 2011:

	Weighted-Average	Weighted-Average	Weighted-Average	Weighted-Average	Weighted-Average
	Outstanding			Exercisable
Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
$ 19.56-$19.56	422,735	7.60 years	$19.56	186,490	$19.56
$ 19.57-$27.50	63,389	8.08 years	24.84	45,328	24.57
$ 27.51-$27.82	436,750	8.59 years	27.82	68,083	27.82
$ 27.83-$40.10	38,023	9.17 years	32.26	2,911	28.57
$ 40.11-$42.36	354,559	9.59 years	41.61	16,045	42.36

	1,315,456			318,857

	Outstanding	Exercisable
Aggregate intrinsic value	$6,591,000	$2,631,000
Weighted-average remaining contractual term	8.5 years	8.0 years

Stock option activity was as follows:

	Nine Months Ended October 1, 2011
Options	Shares	Weighted-Average Exercise Price
Outstanding at beginning of year	2,340,959	$37.36
Granted	0	0.00
Exercised	(370,612)	25.88
Forfeited	(61,813)	32.62
Expired	(57,683)	40.07

Outstanding at end of period	1,850,851	$39.69

Exercisable at end of period	1,730,494	$40.08

Intrinsic value of exercised options	$5,079,000

The following table summarizes information about stock options outstanding at October 1, 2011:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
$ 1.29-$36.39	369,165	2.68 years	$27.22	330,588	$27.02
$ 36.40-$37.20	384,751	6.44 years	36.61	305,896	36.63
$ 37.21-$43.35	496,233	4.78 years	41.81	493,308	41.84
$ 43.36-$47.12	442,829	3.27 years	46.21	442,829	46.21
$ 47.13-$53.92	157,873	3.36 years	51.41	157,873	51.41

	1,850,851			1,730,494

	October 1, 2011	October 1, 2011
	Outstanding	Exercisable
Aggregate intrinsic value	$1,964,000	$1,797,000
Weighted-average remaining contractual term	4.2 years	4.1 years

Restricted stock award activity, granted under the 2006 Plan and 2011 Plan, was as follows:

	Nine Months Ended October 1, 2011
Restricted Stock Awards	Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of year	844,686	$25.46
Granted	214,324	41.32
Vested	(196,606)	30.27
Forfeited	(15,780)	28.75

Outstanding at end of period	846,624	$28.30

Zebra’s restricted stock awards are expensed over the vesting period of the related award, typically three to five years. Compensation cost is calculated as the market date fair value on the grant date multiplied by the number of shares granted.

As of October 1, 2011
Awards granted under Zebra’s equity based compensation plans:
Unearned compensation costs related to awards granted	$20,619,000
Period expected to be recognized over	2.6 years

The fair value of the purchase rights of all Zebra employees issued under the stock purchase plan is estimated using the following weighted-average assumptions for purchase rights granted. Expected lives of three months to one year have been used along with these assumptions.

	Nine Months Ended
	October 1, 2011	October 2, 2010
Fair market value	$35.86	$26.34
Option price	$34.07	$25.02
Expected dividend yield	0%	0%
Expected volatility	32%	27%
Risk free interest rate	0.09%	0.13%

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

Zebra’s continuing practice is to recognize interest and/or penalties related to income tax matters as part of income tax expense. For the nine months ended October 1, 2011 and October 2, 2010, we made no accruals into income tax expense for any interest or penalties.

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Effective tax rate	28.8%	33.0%	29.7%	29.8%

Zebra’s effective tax rate for the first quarter of 2010 included a $2,764,000 reduction of federal taxes related to improperly accounting for the tax impact on intercompany profit generated from intercompany sales in 2009. This adjustment reduced our effective rate for the first nine months of 2010 by approximately 2.6%. Zebra’s effective rate has decreased in 2011 due to higher profits in lower rate international jurisdictions and reduction in state rates due to state tax law changes.

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

•	Unrealized gains (losses) on investments classified as available-for-sale are deferred from income statement recognition until the gains or losses are realized. See Note 3 for more details.

The Consolidated Statements of Comprehensive Income are as follows (in thousands):

	October 1, 2011	October 1, 2011	October 1, 2011	October 1, 2011
	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Net income	$45,001	$26,151	$139,599	$73,561
Other comprehensive income (loss):
Foreign currency translation adjustment	173	1,237	(630)	(173)
Changes in unrealized gains (losses) on hedging transactions, net of tax	5,615	(2,185)	2,838	(2,056)
Changes in unrealized gains (losses) on investments, net of tax	(636)	8	(303)	(34)

Comprehensive income	$50,153	$25,211	$141,504	$71,298

The components of other comprehensive income gross and net of income tax are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Changes in unrealized gains and (losses) on foreign currency hedging activities:
Gross	$8,617	$(3,504)	$4,164	$(3,297)
Income tax expense (benefit)	3,002	(1,319)	1,326	(1,241)

Net	$5,615	$(2,185)	$2,838	$(2,056)

Changes in unrealized gains and (losses) on investments classified as available-for-sale:
Gross	$(989)	$13	$(455)	$(55)
Income tax expense (benefit)	(353)	5	(152)	(21)

Net	$(636)	$8	$(303)	$(34)

The components of accumulated other comprehensive income (loss) included in the Consolidated Balance Sheets are as follows (in thousands):

	December 31, 2010	December 31, 2010
	As of
	October 1, 2011	December 31, 2010
Foreign currency translation adjustments	$(8,905)	$(8,275)

Unrealized gains and (losses) on hedging transactions:
Gross	2,641	(1,523)
Income tax expense (benefit)	753	(573)

Net	1,888	(950)

Unrealized gains and (losses) on investments classified as available-for-sale:
Gross	(655)	(200)
Income tax expense (benefit)	(228)	(76)

Net	(427)	(124)

Total accumulated other comprehensive income (loss)	$(7,444)	$(9,349)

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

In September 2011, the FASB issued update 2011-08, ASC 350, Intangibles Goodwill and Other: Testing Goodwill for Impairment. This updated guidance simplifies how companies test goodwill for impairment. Essentially, companies are no longer required to calculate the fair value of a reporting unit unless the entity determines that it is more-likely-than-not that its fair value is less than its carrying amount using a qualitative assessment. This standard is effective for fiscal years beginning after December 15, 2011. This standard will not have a material effect upon our consolidated financial statements.

Note 17 Discontinued Operations

Sale of Navis, LLC

On March 18, 2011, we sold our Navis marine terminal solutions business and the related WhereNet marine terminal solutions product line of our Zebra Enterprise Solutions (“ZES”) business segment for approximately $188,588,000 in cash to Cargotec Corporation. Zebra has a short term receivable from the buyer in the amount of $27,580,000 which represents funds held in escrow that are subject to adjustment according to terms of the agreement.

Sale of proveo AG

On August 3, 2011, we entered into a Share Purchase Agreement with F Two NV (a Belgium company) to sell all of our interest in Zebra Enterprise Solutions GmbH (formerly proveo AG) business. The loss recorded upon divestiture was $1,248,000. As part of the sale, Zebra agreed with the buyer to provide a loan of up to €1,000,000 which is due one year from the sale date and bears interest at 6.5%. Zebra realized tax benefits in the amount of $13,308,000 with the divestiture of proveo AG. These tax benefits are primarily related to the difference in book basis versus tax basis.

Beginning in the first quarter of 2011, Zebra reported the results of these businesses as discontinued operations. The amounts presented below for discontinued operations include Navis and proveo assets and liabilities, and the operating results of these businesses for both 2011 and 2010 periods. With the Navis sale, Zebra consolidated the former ZES Location Solutions product line. The reporting of separate business segments will no longer be required.

The components of assets and liabilities of discontinued operations are as follows (in thousands):

	As of
	October 1, 2011	December 31, 2010
Assets:
Cash and cash equivalents	$0	$1,301
Accounts receivable, net	0	24,003
Inventories	0	772
Deferred income taxes	0	3,492
Prepaid expenses and other current assets	0	3,328
Property and equipment, net	0	1,890
Goodwill	0	72,230
Other intangibles, net	0	39,951
Other assets	0	1,202

Assets of discontinued operations	$0	$148,169

Liabilities:
Accounts payable	$0	$726
Accrued liabilities	0	2,927
Deferred revenue	0	17,791
Deferred rent	0	199
Other long-term liabilities	0	184

Liabilities of discontinued operations	$0	$21,827

Summary results for discontinued operations in our consolidated statement of earnings are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Net sales	$233	$16,701	$13,945	$48,333

Loss from discontinued operations	(1,246)	(1,707)	(13,970)	(2,143)
Income tax benefit	0	611	1,105	725
Gain (loss) on sale of discontinued operations	(1,248)	0	66,753	0
Income tax benefit (expense) on sale	13,308	0	(11,773)	0

Income (loss) from discontinued operations	$10,814	$(1,096)	$42,115	$(1,418)

The components of cash flows of discontinued operations in our consolidated statement of cash flows are as follows (in thousands):

	Nine Months Ended
	October 1, 2011	October 2, 2010
Cash flows from discontinued operations:
Net cash provided (used) by operating activities	$(1,301)	$(2,152)
Net cash provided (used) by investing activities	0	0
Net cash provided (used) by financing activities	0	0
Effect of exchange rate changes on cash	0	1,112

Net decrease in cash and cash equivalents	$(1,301)	$(1,040)
Cash and cash equivalents at beginning of period	$1,301	$1,693

Cash and cash equivalents at end of period	$0	$653

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations: Third Quarter of 2011 versus Third Quarter of 2010

Consolidated Results of Operations

(Amounts in thousands, except percentages):

	Three Months Ended
	October 1, 2011	October 2, 2010	Percent Change	Percent of Net Sales - 2011	Percent of Net Sales - 2010
Net Sales
Tangible products	$241,686	$218,271	10.7	95.4	95.0
Service & software	11,652	11,536	1.0	4.6	5.0

Total net sales	253,338	229,807	10.2	100.0	100.0
Cost of Sales
Tangible products	122,529	114,924	6.6	48.3	50.0
Service & software	7,256	5,636	28.7	2.9	2.5

Total cost of sales	129,785	120,560	7.7	51.2	52.5

Gross profit	123,553	109,247	13.1	48.8	47.5
Operating expenses	74,673	68,916	8.4	29.5	30.0

Operating income	48,880	40,331	21.2	19.3	17.5
Other income (expense)	(898)	327	(374.6)	(0.4)	0.2

Income from continuing operations before income taxes	47,982	40,658	18.0	18.9	17.7
Income taxes	13,795	13,411	2.9	5.4	5.8

Income from continuing operations	34,187	27,247	25.5	13.5	11.9
Income (loss) discontinued operations, net of tax	10,814	(1,096)	N/M	4.3	(0.5)

Net Income	$45,001	$26,151	72.1	17.8	11.4

Diluted earnings per share
Income from continuing operations	$0.64	$0.48	33.3
Income (loss) from discontinued operations	0.20	(0.02)	N/M

Net income	$0.84	$0.46	82.6

Consolidated Results of Operations – Third quarter

Sales

Net sales for the third quarter of 2011, compared with the corresponding 2010 quarter, increased 10.2% primarily due to a broad-based increase in demand, complemented by a focused business strategy of geographic expansion, new product introductions and expansion of go-to-market channels. New products introduced over the past year helped us meet more of our customers’ needs for improving asset visibility in complex supply chain environments. The third quarter of 2011 was the seventh consecutive quarter of year-over-year growth. The increase in sales was largely attributable to 10.1% growth in hardware sales (mainly tabletop printers and aftermarket parts). Supplies sales increased from greater shipments of labels and thermal ribbons. Printer unit volume increased 18.7% from the third quarter of 2010.

Sales by product category were as follows (amounts in thousands, except percentages):

	Three Months Ended
Product Category	October 1, 2011	October 2, 2010	Percent Change	Percent of Net Sales - 2011	Percent of Net Sales - 2010
Hardware	$193,214	$175,489	10.1	76.3	76.4
Supplies	47,110	41,644	13.1	18.6	18.1
Service and software	11,652	11,536	1.0	4.6	5.0

Subtotal products	251,976	228,669	10.2	99.5	99.5
Shipping and handling	1,362	1,138	19.7	0.5	0.5

Total net sales	$253,338	$229,807	10.2	100.0	100.0

Sales increased in all international geographic regions, in part from the impact of our investments in sales and sales-related personnel to expand Zebra’s presence in high-growth regions including China, Brazil and Eastern Europe. Sales increased by 20% in the third quarter of 2011 over comparable 2010 sales in the regions targeted by Zebra for geographic expansion. Movements in foreign exchange rates increased sales by $5,699,000 in the Europe, Middle East and Africa region due principally to a stronger euro against the U.S. dollar.

Sales to customers by geographic region were as follows (in thousands, except percentages):

	Three Months Ended
Geographic Region	October 1, 2011	October 2, 2010	Percent Change	Percent of Net Sales - 2011	Percent of Net Sales - 2010
Europe	$84,597	$73,573	15.0	33.4	32.0
Latin America	23,968	20,593	16.4	9.5	9.0
Asia-Pacific	38,723	32,088	20.7	15.3	14.0

Total International	147,288	126,254	16.7	58.2	55.0
North America	106,050	103,553	2.4	41.8	45.0

Total net sales	$253,338	$229,807	10.2	100.0	100.0

Gross Profit

Gross profit increased 13.1% due to lower costs for raw materials, higher volumes and favorable foreign exchange rates in 2011. Gross profit was affected by favorable foreign currency movements which increased third quarter gross profit by $5,038,000. The above factors contributed to the increase in gross margin from 47.5% to 48.8%.

Printer unit volumes and average selling price information is summarized below:

	Three Months Ended
	October 1, 2011	October 2, 2010	Percent Change
Total printers shipped	315,743	265,962	18.7
Average selling price of printers shipped	$524	$545	(3.9)

The decrease in selling price is a result primarily of a change in product mix from one quarter compared to the other.

Operating Expenses

Operating expenses for the quarter increased 8.4%. Several expense categories accounted for these increases, including compensation costs, which include salaries, stock option expense, and commissions. These increases are primarily related to more employees in 2011 versus 2010. Business development, outside professional services, travel and entertainment, rent, information systems, shipping, offsite meetings and depreciation expenses increased over 2010 levels. Restructuring costs in 2011 relate to the relocation of our Location Solution product line following the divestiture of Navis in the first quarter of 2011.

Operating expenses are summarized below (in thousands, except percentages):

	Three Months Ended
Operating Expenses	October 1, 2011	October 2, 2010	Percent Change	Percent of Net Sales 2011	Percent of Net Sales 2010
Selling and marketing	$31,942	$28,068	13.8	12.6	12.2
Research and development	22,584	21,862	3.3	8.9	9.5
General and administrative	19,166	18,147	5.6	7.6	7.9
Amortization of intangible assets	843	839	0.5	0.3	0.4
Exit and restructuring costs	138	0	N/A	0.1	N/A

Total operating expenses	$74,673	$68,916	8.4	29.5	30.0

Operating Income

The operating income increase for the third quarter of 2011was the result of increased sales and gross profit from above, as well as the slower growth in operating expenses relative to the growth rate in sales.

Other Income

Investment income declined overall from lower short-term interest rates in 2011 compared with 2010 even though cash and investment balances were higher in 2011 versus 2010.

Zebra’s non-operating income and expense items are summarized in the following table (in thousands):

	Three Months Ended
	October 1, 2011	October 2, 2010
Investment income	$134	$635
Foreign exchange gain (loss)	(173)	(148)
Other, net	(859)	(160)

Total other income (expense)	$(898)	$327

Income Taxes

The effective income tax rate for the third quarter of 2011 was 28.8% compared with 33.0% for the third quarter of 2010. Zebra’s effective rate has decreased in 2011 due to higher profits in lower rate international jurisdictions and reduction in state rates due to state tax law changes.

Income (loss) discontinued operations

The income from discontinued operations in 2011 relates to a $13,308,000 tax benefit realized upon the sale of proveo AG offset by losses on discontinued operations and losses on the sale of discontinued operations.

Results of Operations: Nine Months ended October 1, 2011 versus Nine Months ended October 2, 2010

Consolidated Results of Operations

(Amounts in thousands, except percentages):

	Nine Months Ended
	October 1, 2011	October 2, 2010	Percent Change	Percent of Net Sales - 2011	Percent of Net Sales - 2010
Net Sales
Tangible products	$700,568	$627,482	11.6	95.2	95.1
Service & software	35,612	32,858	8.4	4.8	4.9

Total net sales	736,180	660,340	11.5	100.0	100.0
Cost of Sales
Tangible products	351,042	338,080	3.8	47.7	51.2
Service & software	19,889	15,841	25.6	2.7	2.4

Total cost of sales	370,931	353,921	4.8	50.4	53.6

Gross profit	365,249	306,419	19.2	49.6	46.4
Operating expenses	225,336	201,234	12.0	30.6	30.5

Operating income	139,913	105,185	33.0	19.0	15.9
Other income (expense)	(1,306)	1,670	(178.2)	(0.2)	0.3

Income from continuing operations before income taxes	138,607	106,855	29.7	18.8	16.2
Income taxes	41,123	31,876	29.0	5.6	4.8

Income from continuing operations	97,484	74,979	30.0	13.2	11.4
Income (loss) discontinued operations, net of tax	$42,115	$(1,418)	N/M	5.7	(0.3)

Net Income	$139,599	$73,561	89.8	18.9	11.1

Diluted earnings per share
Income from continuing operations	$1.78	$1.30	36.9
Income (loss) from discontinued operations	0.77	(0.02)	N/M

Net income	$2.55	$1.28	99.2

Consolidated Results of Operations – Year to date

Sales

Net sales for the first nine months of 2011 compared with the same 2010 period increased 11.5% due to a broad-based increase in demand, complemented by a focused business strategy of geographic expansion, new product introductions and expansion of go-to-market channels. New products introduced over the past year helped us meet more of our customers’ needs for improving asset visibility in complex supply chain environments. The increase in sales was largely attributable to increased hardware sales with notable volume increases in high-performance tabletop, desktop, mobile printers and aftermarket parts. Supplies sales increased from greater shipments of labels and thermal ribbons. New products introduced over the past year are helping Zebra to meet more of customers’ asset tagging needs in complex supply chain environments. Printer unit volume increased 12.2% for the first nine months of 2011 compared to levels in 2010.

Sales by product category were as follows (amounts in thousands, except percentages):

	Nine Months Ended
Product Category	October 1, 2011	October 2, 2010	Percent Change	Percent of Net Sales - 2011	Percent of Net Sales - 2010
Hardware	$555,108	$497,806	11.5	75.4	75.4
Supplies	141,323	125,914	12.2	19.2	19.1
Service and software	35,612	32,858	8.4	4.8	4.9

Subtotal products	732,043	656,578	11.5	99.4	99.4
Shipping and handling	4,137	3,762	10.0	0.6	0.6

Total net sales	$736,180	$660,340	11.5	100.0	100.0

Sales increased in all geographic territories due in part to the impact of more Zebra sales and sales-related personnel in high-growth geographic territories. Movements in foreign exchange rates increased sales by $14,832,000 in the Europe, Middle East and Africa region due principally to a stronger euro against the dollar.

Sales to customers by geographic region were as follows (in thousands, except percentages):

	Nine Months Ended
Geographic Region	October 1, 2011	October 2, 2010	Percent Change	Percent of Net Sales - 2011	Percent of Net Sales - 2010
Europe, Middle East and Africa	$254,218	$221,128	15.0	34.5	33.5
Latin America	68,137	59,300	14.9	9.3	9.0
Asia-Pacific	109,518	80,821	35.5	14.9	12.2

Total International	431,873	361,249	19.5	58.7	54.7
North America	304,307	299,091	1.7	41.3	45.3

Total net sales	$736,180	$660,340	11.5	100.0	100.0

Gross Profit

Gross profit increased 19.2% due to higher volumes and lower material and freight costs in 2011. Gross profit was affected by favorable foreign currency movements which increased gross profit by $13,060,000. The above factors contributed to the increase in gross margin from 46.4% to 49.6%.

Printer unit volumes and average selling price information is summarized below:

	Nine Months Ended
	October 1, 2011	October 2, 2010	Percent Change
Total printers shipped	876,483	781,147	12.2
Average selling price of printers shipped	$535	$532	0.5

Operating Expenses

Operating expenses for the nine-month period increased 12.0% due to greater selling and marketing, research and development, and general and administrative expenses. Several categories accounted for these increases, including compensation costs which include salaries, stock option expense, and commissions. These increases are primarily related to more employees in 2011 versus 2010. Business development, outside professional services, travel and entertainment, rent, information systems, recruiting, offsite meetings, shipping and depreciation expenses all increased over 2010 levels. Amortization expense increased $194,000 due to patents acquired over the past year. Exit costs decreased $142,000 for the first nine months of 2011 as compared to 2010. Restructuring costs in 2011 relate to the consolidation of our Location Solutions product line following the divestiture of Navis in the first quarter of 2011 while costs in 2010 relate to the completion of the production transfer to Jabil.

Operating expenses are summarized below (in thousands, except percentages):

	Nine Months Ended
Operating Expenses	October 1, 2011	October 2, 2010	Percent Change	Percent of Net Sales 2011	Percent of Net Sales 2010
Selling and marketing	$91,420	$80,423	13.7	12.4	12.2
Research and development	66,752	60,839	9.7	9.1	9.2
General and administrative	62,560	55,420	12.9	8.5	8.4
Amortization of intangible assets	2,514	2,320	8.4	0.3	0.4
Exit and restructuring costs	2,090	2,232	(6.4)	0.3	0.3

Total operating expenses	$225,336	$201,234	12.0	30.6	30.5

Operating Income (Loss)

The operating income increase for the first nine months of 2010 was the result of increased sales and gross profit, as well as the slower growth in operating expenses relative to sales growth, as noted above.

Other Income

Investment income declined from lower short-term interest rates in 2011 compared with 2010. Zebra recorded a foreign exchange gain in 2010 versus a loss in 2011.

Zebra’s non-operating income and expense items are summarized in the following table (in thousands):

	Nine Months Ended
	October 1, 2011	October 2, 2010
Investment income	$1,350	$2,111
Foreign exchange gain (loss)	(1,300)	444
Other, net	(1,356)	(885)

Total other income (loss)	$(1,306)	$1,670

Income Taxes

The effective income tax rate for the first nine months of 2011 was 29.7% compared with an income tax rate of 29.8% for the first nine months of 2010. Zebra’s effective tax rate for the first quarter of 2010 included a $2,764,000 reduction of federal taxes related to improperly accounting for the tax impact on intercompany profit generated from intercompany sales in 2009. This adjustment reduced our effective rate for the first nine months of 2010 by approximately 2.6%. Zebra’s effective rate has also decreased in 2011 due to higher profits in lower rate international jurisdictions and reduction in state rates due to state tax law changes.

Income (loss) discontinued operations

The income from discontinued operations in 2011 relates to the sale of Navis LLC and proveo AG offset by losses on discontinued operations.

Liquidity and Capital Resources

(Amounts in thousands, except percentages):

	Nine Months Ended
Rate of Return Analysis:	October 1, 2011	October 2, 2010
Average cash and marketable securities balances	$278,823	$253,285
Annualized rate of return	0.7%	1.1%

Average cash and marketable securities balances for the first nine months of 2011 increased compared to 2010 as a result of increased cash provided by the divestiture of Navis.

As of October 1, 2011, Zebra had $299,047,000 in cash, restricted cash, investments and marketable securities, compared with $258,598,000 at December 31, 2010. Factors affecting cash and investment balances during the first nine months of 2011 include the following (changes below include the impact of foreign currency):

•	Accounts receivable increased $10,112,000 due to the sale of Navis.

•	Inventories increased $6,635,000 due to an increase in raw materials.

•	Accounts payable decreased $8,493,000 due to the timing of payments at period end.

•	Accrued liabilities decreased $14,917,000 due to the payout of benefit accruals.

•	Deferred revenue decreased $16,707,000 due to the divestiture of Navis.

•	Income taxes decreased $7,087,000 due to the timing of tax payments.

•	Purchases of property and equipment totaled $17,829,000.

•	Proceeds from the sale of Navis and proveo AG provided $161,206,000.

•	Sales of investments totaled $253,377,000.

•	Purchases of treasury stock totaled $146,373,000.

•	Stock option exercises and purchases under the stock purchase plan contributed $9,197,000.

Management believes that existing capital resources and funds generated from operations are sufficient to finance anticipated capital requirements.

Zebra earns a significant amount of our operating income outside the U.S., which is deemed to be permanently reinvested in foreign jurisdictions. Zebra does not currently foresee a need to repatriate funds, however, should Zebra require more capital in the U.S. than is generated by our operations locally, Zebra could elect to repatriate funds held in foreign jurisdictions or raise capital in the U.S. through debt or equity issuances. These alternatives could result in higher effective tax rates or increased interest expense.

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

Investments and Marketable Securities

Investments and marketable securities at October 1, 2011, consisted of the following:

U.S. government and agency securities	17.0%
Obligations of government sponsored enterprises (1)	5.5%
State and municipal bonds	48.3%
Corporate securities	29.2%

(1)	Includes investments in notes issued by the Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association, the Federal Farm Credit Banks, and the Federal Home Loan Bank.

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

Trading and available-for-sale securities are recorded at fair value. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of discounts or premiums. Unrealized holding gains and losses on trading securities are included in earnings. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders’ equity until realized. As of October 1, 2011, Zebra’s investments in marketable debt securities are classified as available-for-sale. In addition, as of October 1, 2011, all of our investments in marketable debt securities with maturities greater than one year are classified as long-term in the consolidated balance sheet due to our ability and intent to hold them until maturity.

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

We reserve for estimated credit losses based upon historical experience and specific customer collection issues. Over the last three years, accounts receivable reserves varied from 0.9% to 1.5% of total accounts receivable. Accounts receivable reserves as of October 1, 2011, were $1,585,000, or 1.0% of the balance due. Accounts receivable reserves as of December 31, 2010, were $1,459,000, or 1.1% of the balance due. We believe our reserve level is appropriate considering the quality of the portfolio as of October 1, 2011. While credit losses have historically been within expectations and the provisions established, we cannot guarantee that our credit loss experience will continue to be consistent with historical experience.

Inventories

We value our inventories at the lower of the actual cost to purchase or manufacture using the first-in, first-out (FIFO) method, or the current estimated market value. We review inventory quantities on hand and record a provision for excess and obsolete inventory based on forecasts of product demand and production requirements for the subsequent twelve months.

Over the last three years, our reserves for excess and obsolete inventories have ranged from 8.0% to 11.4% of gross inventory. As of October 1, 2011, inventory reserves were $14,193,000, or 10.5% of gross inventory compared to inventory reserves of $9,837,000, or 8.0% of gross inventory as of December 31, 2010. We believe our reserve level is appropriate considering the quantities and quality of the inventories as of October 1, 2011.

Valuation of Goodwill

We test the impairment of goodwill each year at the end of May or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We completed our annual assessment during June 2011 and determined that our goodwill was not impaired as of the end of May 2011.

During the first quarter of 2011, we announced an agreement to sell Navis and our decision to divest certain other operations, which constituted a portion, but not all, of our Zebra Enterprise Solutions (ZES) segment, which was also deemed to be the reporting unit for goodwill impairment testing purposes. As a result of our decision to sell Navis, goodwill attributable to the ZES segment was allocated to the three businesses that constituted the prior reporting unit based on the relative fair value of those businesses. Goodwill was allocated between continuing operations ($9,114,000) and discontinued operations ($72,795,000) based on the relative fair value of each of the businesses.

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

Net intangible assets, long-lived assets and goodwill amounted to $181,870,000 as of October 1, 2011.

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

Zebra’s continuing practice is to recognize interest and/or penalties related to income tax matters as part of income tax expense. For the nine month periods ended October 1, 2011 and October 2, 2010, we did not accrue any interest or penalties into income tax expense.

	Nine Months Ended
	October 1, 2011	October 2, 2010
Effective tax rate	29.7%	29.8%

Zebra’s effective tax rate for the nine months ended October 2, 2010 included a $2,764,000 reduction of federal taxes related to prior years’ adjustments for intercompany profit in ending inventory which reduced our effective rate by 4.2%. Zebra’s effective rate has decreased slightly in 2011 due to higher profits in lower rate international jurisdictions.

Significant Customers

Our net sales to significant customers as a percentage of total net sales were as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Customer A	22.1%	19.7%	20.2%	19.3%
Customer B	9.7%	11.1%	10.4%	10.8%

No other customers accounted for 10% or more of total net sales during these periods.

Market Risks

As widely reported, a powerful earthquake centered off the northeastern coast of Japan on March 11, 2011, resulted in the loss of many lives, wide-spread damage to and destruction of property, disruption of electric power, and the release of radiation from a crippled nuclear power plant. This devastation has disrupted the operations, to varying degrees, of companies with business activity in the affected region. The consequences of this unfortunate natural disaster may adversely affect Zebra’s business and results of operations. We currently expect the crisis to have a minimal effect upon sales, but do expect to incur additional engineering costs and shipping expenses in future quarters as supplies are restored to more normalized levels. We cannot give any assurance that the supply chain disruption will not have a material adverse effect upon Zebra’s business, results of operations, financial condition or cash flows.

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

There were no material changes in Zebra’s market risk during the quarter ended October 1, 2011. For additional information on market risk, refer to the “Quantitative and Qualitative Disclosures About Market Risk” section of our Form 10-K for the year ended December 31, 2010. See Note 3 to the Consolidated Financial Statements included in this report for further discussion of investments and marketable securities.

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

During the first nine months of 2011, we made additional changes to our controls and procedures as part of our ongoing monitoring of our controls. None of these changes has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In addition, there were no other changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Treasury Shares

During third quarter of 2011, Zebra purchased 1,824,910 shares of Zebra’s Class A Common Stock at a weighted average share price of $35.06 per share, as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum number of shares that may yet be purchased under the program
July 2011 (July 3 – July 30)	364,787	$41.28	364,787	2,385,213
August 2011 (July 31 – August 27)	871,704	$34.26	871,704	1,513,509
September 2011 (August 28 – October 1)	588,419	$32.39	588,419	925,090

(1)	In June 2011 the remaining shares yet to be purchased under the program were depleted. On May 19, 2011, Zebra’s Board authorized the purchase of up to an additional 3,000,000 shares under the same terms. The May 2011 authorization does not have an expiration date.

(2)	During the third quarter, Zebra acquired 484 shares of Zebra Class A Common Stock through the withholding of shares necessary to satisfy tax withholding obligations upon the vesting of restricted stock awards. These shares were acquired at an average price of $35.47 per share.

(3)	On November 4, 2011, Zebra’s Board authorized the purchase of up to an additional 3,000,000 shares under the same terms. The November 2011 authorization does not have an expiration date.

Item 6.	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from Zebra Technologies Corporation Quarterly Report on Form 10-Q, for the quarter ended October 1, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the consolidated balance sheets; (ii) the consolidated statements of earnings; (iii) the consolidated statements of cash flows; and (iv) notes to consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZEBRA TECHNOLOGIES CORPORATION

Date: November 8, 2011	By:	/s/ Anders Gustafsson
Anders Gustafsson
Chief Executive Officer

Date: November 8, 2011	By:	/s/ Michael C. Smiley
Michael C. Smiley
Chief Financial Officer