Form 10-K
period 2011-12-31
ZEBRA TECHNOLOGIES CORP
filed 2012-02-23
CIK 877212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Act). Yes         No X

As of July 2, 2011, the aggregate market value of each of the registrant’s Class A Common held by non-affiliates was approximately $2,322,274,000. The closing price of the Class A Common Stock on July 1, 2011, as reported on the Nasdaq Stock Market, was $42.87 per share.

As of February 10, 2012, 51,994,927 shares of Class A Common Stock, par value $.01 per share, were outstanding.

Documents Incorporated by Reference

Certain sections of the registrant’s Notice of Annual Meeting of Stockholders and Proxy Statement for its Annual Meeting of Stockholders to be held on May 18, 2012, are incorporated by reference into Part III of this report.

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

Safe Harbor

Forward-looking statements contained in this filing are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995 and are highly dependent upon a variety of important factors which could cause actual results to differ materially from those expressed or implied in such forward looking statements. These forward-looking statements are based on current expectations, forecasts and assumptions and are subject to the risks and uncertainties inherent in Zebra’s industry, market conditions, general domestic and international economic conditions, and other factors. These factors include:

•	Market acceptance of Zebra’s printer and software products and competitors’ product offerings and the potential effects of technological changes,
•	The effect of global market conditions, including North America, Europe, Middle East and Africa and other regions in which we do business,
•	Our ability to control manufacturing and operating costs,
•	The availability of credit and the volatility of capital markets, which may affect our suppliers and customers,
•	Success of integrating acquisitions,
•	Interest rate and financial market conditions because of our large investment portfolio,
•	The effect of natural disasters on our business, such as those occurring in Japan and Thailand,
•	Foreign exchange rates due to the large percentage of our international sales and operations, and
•	The outcome of litigation in which Zebra is involved, particularly litigation or claims related to infringement of third-party intellectual property rights.

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

The Company

Zebra is a global leader respected for innovation and reliability. Zebra provides enabling technologies that allow customers to take smarter actions. Our extensive portfolio of bar code, receipt, card, kiosk and RFID printers and supplies, as well as real-time location solutions give a digital voice to assets, people and transactions that provides greater visibility into mission-critical information.

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

In 2007 and 2008, we acquired WhereNet Corp., proveo AG, Navis Holdings, LLC and Multispectral Solutions, Inc. These companies comprised the former Zebra Enterprise Solutions Group (ZES), through which we offered asset tracking and management solutions to optimize the flow of goods in complex logistical operations. These acquisitions provided us with new technologies to offer our customers, including active RFID, global positioning systems (GPS), telematics and ultra wideband radio (UWB) technologies. These solutions incorporate battery-powered wireless tags, fixed-position antennae, transponder modules and application software. We also provide consulting services, maintenance contracts and software licenses related to these solutions.

Discontinued Operations

Sale of Navis, LLC - On March 18, 2011, we sold our Navis marine terminal solutions business and the related WhereNet marine terminal solutions product line of our ZES business to Cargotec Corporation. Zebra has a short-term receivable from the buyer which represents funds held in escrow that are subject to adjustment according to terms of the agreement.

Sale of proveo AG - On August 3, 2011, we entered into a Share Purchase Agreement with F Two NV (a Belgium company) to sell all of our interest in Zebra Enterprise Solutions GmbH (formerly proveo AG) business.

Beginning in the first quarter of 2011, Zebra reported the results of these businesses as discontinued operations. The amounts presented in Zebra’s financial statements for discontinued operations include Navis and proveo assets and liabilities, and the operating results of these businesses for 2011, 2010 and 2009. With the Navis sale, Zebra integrated the former ZES Location Solutions product line. The reporting of separate business segments is no longer required.

Continuing Operations

Zebra’s continuing operations include our printer business and our integrated location solutions business.

Zebra’s printer operations

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

Applications for our printing technology span most industries and geographies. They include inventory control, small package delivery, baggage handling, automated warehousing, just-in-time (JIT) manufacturing, employee time and attendance records, file management systems, patient barcode wrist banding, medical specimen labeling, shop floor control, in-store product labeling, employee ID cards, driver’s licenses, and access control systems. As of December 31, 2011, management estimates that Zebra has sold more than 10,600,000 printers to customers around the world.

We believe competitive forces on businesses worldwide to strengthen security, reduce costs, more effectively manage assets, improve quality, deliver better customer service, and increase productivity support the adoption of the printing and automatic identification applications Zebra provides. These solutions deliver significant and predictable economic benefits. Industry-mandated compliance requirements for bar code labeling and RFID tagging are also important catalysts in the deployment of these systems. Many of Zebra’s applications enhance the use of enterprise resource planning (ERP) and other process improvement systems in manufacturing and service organizations. Greater emphasis on supply chain management, the drive to reduce errors in healthcare, and heightened concern over safety and security are also increasing the use of automatic identification systems. Still other applications are taking advantage of recent advances in wireless and hand-held computing technologies.

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

Our printers are used to print bar code labels, receipts, plastic identification cards, wristbands, and tags and to encode passive RFID “smart” labels and cards. We also sell related specialty labeling materials, thermal ink ribbons, and bar code label design and network management software. These products are used to support bar code labeling, personal identification, and specialty printing solutions principally in the manufacturing supply chain, retail, healthcare and government sectors of the economy. We work closely with distributors, value-added resellers, kiosk manufacturers and end users of our products to design and implement printing solutions that meet their technical demands. To achieve this flexibility, we provide our customers with a broad selection of printer models, each of which can be configured for specific applications. Additionally, we will select and, if necessary, create appropriate labeling stock, ink ribbons and adhesives to suit a particular application. In-house engineering personnel in software, mechanical, electronic and chemical engineering participate in the creation and development of printing solutions for particular applications.

We produce the industry’s broadest range of rugged, on-demand thermal transfer and direct thermal printers. Our printing systems include hundreds of optional configurations that can be selected to meet particular customer needs. We believe this breadth of product offering is a unique and significant competitive strength.

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

As of December 31, 2011, we offered 58 thermal printer models with numerous variations, in eight categories as follows:

•	Performance tabletop printers for applications requiring continuous operation in high output, mission-critical and industrial settings.
•	Mid-range tabletop printers, which are designed for demanding commercial applications.
•	Desktop printers to deliver value and performance in applications with lower volume or space restrictions.
•	Mobile printers to meet the printing needs of mobile workers in a broad range of industries.
•	Print engines, which are sold to manufacturers and integrators of high-speed automatic label applicator systems and are available with or without RFID smart label capabilities.
•	Kiosk and ticket printers for use in kiosks and other unattended printing applications.
•	Card printers, which print and encode national identity cards, driver’s licenses, employee identification badges, gift cards, personalized cards and financial cards (credit, debit and ATM cards).
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

Zebra’s Location Solutions

Businesses demand real-time responses to real-world events that impact their operations and business results. Zebra Location Solutions offer a range of solutions and services that enable businesses to have complete visibility of its edge level process, including personnel and assets.

Zebra Location Solutions extend Zebra’s reach far beyond the abilities of passive RFID. Its state-of-the-art software and hardware locate, track, manage, and maximize the utilization of high-value assets, equipment, and people. Whether tracking containers through a supply chain, work in progress, optimizing manufacturing fulfillment, or providing wide-area asset traceability, real time location solutions from Zebra provide constant visibility.

Zebra Location Solutions include asset tags, call tags, sensors, exciters and application software. Each tag contains a unique ID that users can associate to a specific asset, part, or workstation. The complementary technologies in a Zebra location solution seamlessly work together to provide customers with asset visibility and tracking.

Applications for Zebra Location Solutions span a broad array of industries where tracking assets, transactions and people are critically important. Zebra Location Solutions are deployed in industrial manufacturing, process industry, aerospace, transportation and logistics and healthcare.

Printer Supplies

Supplies products consist of stock and customized thermal labels, wristbands, plastic cards, card laminates and thermal transfer ribbons. Zebra promotes the use of genuine Zebra brand supplies with its printing equipment.

Zebra fully supports its printers, resellers and end users with an extensive line of superior quality, high-performance supplies optimized to a particular user’s needs. Supplies are chosen in consultation with the reseller and end user based on the specific application, printer and environment in which the labeling system must perform. These printing solutions frequently include proprietary ribbon and label formulations that are designed to optimize image resolution and printer performance while meeting the most demanding end user application performance criteria. Factors such as adhesion, resistance to scratches, smudges and abrasion, and chemical and environmental exposures are all taken into account when selecting the type of ribbon and labeling materials. The use of supplies that are not carefully matched to specific printers can degrade image quality, and decrease the life of key printer components such as printheads.

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

Zebra’s Technology

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

Printer Sales and Marketing

Sales. We sell our printer products primarily through distributors, value-added resellers (VARs), and original equipment manufacturers (OEMs). We also sell our printer products directly to a select number of named customer accounts. For media and consumables, we sell directly to end users through the Internet and telesales operations. Distributors and VARs purchase, stock and sell a variety of automatic identification components from different manufacturers and customize systems for end-user applications using their systems and application integration expertise. Because these sales channels provide specific software, configuration, installation, integration and support services required by end users within various market segments, these relationships allow Zebra to reach end users throughout the world in a wide variety of industries. Zebra experiences a minor amount of seasonality in sales, depending on the geographic region and industry served.

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

In some instances, we have designated a customer as a strategic account when the customer is in a targeted high growth industry with applications for Zebra solutions that span our product categories. Zebra sales personnel, either alone or together with our partners, manage these strategic accounts to ensure their needs are being met.

The sales function also encompasses a team that manages four global alliances. They direct the business development strategies for third-party relationships that are strategic to new demand creation for specific vertical markets and/or specific applications.

Marketing. Marketing operations encompass global corporate marketing, field marketing, product marketing, industry marketing, market research and channel marketing functions. Corporate marketing manages our Zebra brand globally, corporate public relations, internal communications and our web site. The group is also responsible for market research and planning and industry marketing. Product marketing focuses on market analysis, positioning, product launch support and analyzes Zebra’s competitive strengths and weaknesses. Field marketing encompasses demand generation, channel program management and marketing and sales enablement.

Printer Production and Manufacturing

We design our products to optimize product performance, quality, reliability, durability and versatility. These designs combine cost-efficient materials, sourcing and assembly methods with high standards of workmanship.

In 2010 we completed the transfer of final printer assembly to a third-party manufacturer, Jabil Circuit, Inc. This action has helped to reduce costs and optimize our global printer product supply chain and enabled us to be more responsive to customer needs and increase Zebra’s flexibility to meet emerging business opportunities. See Note 10 to our Consolidated Financial Statements included in this Annual Report on Form 10-K for further discussion of the transfer and transition process.

Jabil produces our printers to our design specifications in the quantities we order. We maintain control over portions of the supply chain including supplier selection and price negotiations of key component parts. Jabil is responsible for the procurement of the component parts and subassemblies used in the Zebra printers it produces. Zebra has a subsidiary located in Guangzhou, China, and has an office located near the Jabil facility in China where our products are assembled. This office is staffed with Zebra sourcing, engineering and quality personnel to help ensure that we receive optimal pricing on raw materials and the final printers meet our quality standards. The majority of Zebra printers manufactured by Jabil are shipped to Zebra’s regional distribution centers. A small percentage of products are reconfigured at Zebra’s distribution centers through firmware downloads, packaging and some other customization before they are shipped to customers. In addition, certain products are manufactured in accordance with federal procurement regulations and various international trade agreements, and remain eligible for sale to the United States government.

Competition

Many companies are engaged in the design, manufacture and marketing of bar code label printers, RFID printer/encoder, card personalization solutions and active RFID/Real Time Locating System (RTLS) solutions.

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

We compete with a diverse group of companies marketing RTLS solutions.

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

We face competition from many companies, including the following (listed in alphabetical order): Aeroscout, Argox; Avery Dennison; Boca Systems; Brother International; Canon; CIM; Citizen; Cognitive TPG; Custom; Danaher; Datacard; Datamax-O’Neil, a unit of Dover Corporation; Dymo, a Newell Rubbermaid Company; Ekahau, Epson; Evolis; Fargo Electronics, a unit of HID Global; Godex; Hewlett-Packard; Hitachi; Intermec Inc.; Lexmark International; MagiCard; Matica; Microcom; Mitsubishi; NBS Technologies; Nisca; Oki Data; Olympus; Practical Automation; Printronix; Sato; Seiko Instruments; Song Woo Electronics; Sony; Star Micronics; Taiwan Semiconductor; Toshiba TEC; Ubisense, Victor Data Systems; Woosim; and Xerox.

The supplies business is highly fragmented and competition is comprised of numerous competitors of various sizes depending on the geographic area.

Zebra’s competitors in the Location Solutions space include Aeroscout, Ekahau and Ubisense.

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

Customers

Zebra has sold more than 10,600,000 thermal printers to customers as of December 31, 2011. Our net sales to significant customers as a percentage of total net sales were as follows:

	Year Ended December 31,
	2011	2010	2009
Customer A	20.7%	19.8%	17.5%
Customer B	10.5%	9.8%	5.7%

No other customer accounted for 10% or more of total net sales during these years.

Sales

Net sales by product category for the last three years were (in thousands):

	Year Ended December 31,
Product Category	2011	2010	2009
Hardware	$743,308	$676,738	$534,993
Supplies	187,457	167,633	155,847
Service and software	47,206	44,829	42,379

Subtotal	977,971	889,200	733,219
Shipping and handling	5,517	5,159	5,263

Total net sales	$983,488	$894,359	$738,482

Net sales to international customers, as a percent of total net sales, were as follows:

	Year Ended December 31,
	2011	2010	2009
Percent of net sales	58.4%	55.9%	52.8%

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

Research and Development

Zebra’s research and development expenditures for the last three years were as follows (in thousands, except percentages):

	Year Ended December 31,
	2011	2010	2009
Research and development expenses (excluding acquired in process technology)	$89,926	$82,575	$66,477
Percent of net sales	9.1%	9.2%	9.0%

We devote significant resources to developing new printing solutions for our target markets and ensuring that our products maintain high levels of reliability and value to our customers.

Intellectual Property Rights

Zebra relies on a combination of trade secrets, patents, employee and third party nondisclosure agreements, copyright laws and contractual rights to establish and protect its proprietary rights in its products. We have and actively protect many domestic and international trademarks. We hold 394 United States and foreign patents and have 176 United States and foreign patent applications pending pertaining to products. The duration of these patents ranges from 6 months to 23 years. The expiration of any individual patent would not have a significant negative impact on our business.

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

Employees

As of January 28, 2012, Zebra employed approximately 2,510 persons, of which 260 are corporate employees. None of our employees are members of a union. Some portions of our business, primarily in Europe, are subject to labor laws that differ significantly from those in the United States. For example, it is common for a works council to represent employees when discussing matters such as compensation, benefits or terminations of employment. We consider our employee relations to be very good.

Contact Information

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

Final assembly of our thermal printers is performed by Jabil Circuit, a third-party electronics manufacturer. We are dependent on Jabil for the manufacture of such printers. A failure by Jabil to provide manufacturing services to Zebra as Zebra requires, or any disruption in such manufacturing services, may adversely affect Zebra’s business results. Because we rely on a third-party provider such as Jabil to manufacture its products, Zebra may incur increased business continuity risks.

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

Although Zebra carries business interruption insurance to cover lost sales and profits in an amount it considers adequate, in the event of supply disruption, this insurance does not cover all possible situations. In addition, the business interruption insurance would not compensate Zebra for the loss of opportunity and potential adverse impact, both short-term and long-term, on relations with our existing customers.

A third-party provider such as Jabil will have access to Zebra’s intellectual property, which increases the risk of infringement or misappropriation of this intellectual property.

Zebra has significant operations outside the United States and sells a significant portion of its products internationally and purchases important components from foreign suppliers. These circumstances create a number of risks. Zebra has significant operations outside the United States which present added risks. In addition, Zebra sells a significant amount of its products to customers outside the United States. Shipments to international customers are expected to continue to account for a material portion of net sales.

Risks associated with operations, sales and purchases outside the United States include:

•	Fluctuating foreign currency rates could restrict sales, or increase costs of purchasing, in foreign countries,
•	Volatility in foreign credit markets may affect our customers and suppliers,
•	Adverse changes in, or uncertainty of, local business laws or practices, including the following:
•	Foreign governments may impose burdensome tariffs, quotas, taxes, trade barriers or capital flow restrictions,
•	Restrictions on the export or import of technology may reduce or eliminate the ability to sell in or purchase from certain markets,
•	Political and economic instability may reduce demand for our products, or put our foreign assets at risk,
•	Potentially limited intellectual property protection in certain countries may limit recourse against infringing products or cause Zebra to refrain from selling in certain geographic territories,
•	Staffing and turnover at international operations may be unusually difficult,
•	A government controlled exchange rate and limitations on the convertibility of the Chinese yuan, and
•	Transportation delays that may affect production and distribution of Zebra’s products,
•	Inadequately managing and overseeing operations that are distant and remote from corporate headquarters.

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

Zebra is vulnerable to the potential difficulties associated with the rapid increase in the complexity of its business. Zebra has grown rapidly over the last several years through domestic and international growth. This growth has caused increased complexities in the business. We believe our future success depends in part on our ability to manage our growth and increased complexities of our business and the demands from increased responsibility on our management personnel. The following factors could present difficulties to us:

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

Zebra’s products are subject to U.S. and non-U.S. foreign regulations that pertain to electrical and electronic equipment, which may materially adversely affect Zebra’s business. These regulations influence the design, components or operation of such products. New regulations and changes to current regulations are always possible and, in some jurisdictions, regulations may be introduced with little or no time to bring related products into compliance with these regulations. Zebra’s failure to comply with these regulations may prevent Zebra from selling our products in a certain country. In addition, these regulations may increase our cost of supplying the products by forcing us to redesign existing products or to use more expensive designs or components. In these cases, Zebra may experience unexpected disruptions in our ability to supply customers with products, or we may incur unexpected costs or operational complexities to bring products into compliance. This could have an adverse effect on Zebra’s revenues, gross profit margins and results of operations and increase the volatility of our financial results.

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

Economic conditions and financial market disruptions may adversely affect Zebra’s business and results of operations. Adverse economic conditions or reduced information technology spending may adversely impact our business. As widely reported, financial markets throughout the world experienced extreme disruption since 2008, including historically high volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others, failure and potential failures of major financial institutions and unprecedented government support of financial institutions and corporations. A recurrence of these developments and a related general economic downturn could adversely affect Zebra’s business and financial condition through a reduction in demand for our products by our customers. If a slowdown were severe enough, it could require further impairment testing and write-downs of goodwill and other intangible assets. Cost reduction actions may be necessary and lead to restructuring charges. A tightening of financial credit could adversely affect our customers, suppliers, outsource manufacturer and channel partners (e.g., distributors and resellers) from obtaining adequate credit for the financing of significant purchases. Another economic downturn could also result in a decrease in or cancellation of orders for Zebra’s products and services; negatively impact Zebra’s ability to collect its accounts receivable on a timely basis; result in additional reserves for uncollectible accounts receivable; and require additional reserves for inventory obsolescence. Higher volatility and fluctuations in foreign exchange rates for the U.S. dollar against currencies such as the euro, the British pound, the Chinese yuan, and the Brazilian real could negatively impact product sales, margins and collections.

A natural disaster, like the recent natural disasters in Japan and Thailand, may cause supply disruptions that could adversely affect Zebra’s business and results of operations. As widely reported, a powerful earthquake centered off the northeastern coast of Japan on March 11, 2011, resulted in the loss of many lives, wide-spread damage to and destruction of property, disruption of electric power, and the release of radiation from a crippled nuclear power plant. This devastation disrupted the operations to varying degrees of companies with business activity in the affected region, including the business of Zebra suppliers. Other natural disasters may occur in the future and Zebra is not able to predict to what extent, or duration, any such or similarof these disruptions will have on our ability to maintain ordinary business operations. The consequences of an unfortunate natural disaster may have a material adverse effect on Zebra’s business and results of operations.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Zebra’s corporate headquarters are located in Lincolnshire, Illinois, a northern suburb of Chicago. Zebra also conducts its sales, marketing, engineering and operations activities from facilities in Vernon Hills, Illinois, and Agoura Hills, California.

Zebra’s principal facilities as of December 31, 2011, are listed below:

	Square Footage
Location	Manufacturing, Production & Warehousing	Administrative, Research & Sales	Total	Lease Expires
Vernon Hills, Illinois, USA	110,000	115,000	225,000	June 2014
Heerenveen, The Netherlands	89,843	4,729	94,572	January 2015
Agoura Hills, California, USA	—	75,077	75,077	March 2021
Greenville, Wisconsin, USA	55,000	5,000	60,000	January 2018
Lincolnshire, Illinois, USA	—	46,339	46,339	June 2014
Flowery Branch, Georgia, USA	38,375	2,145	40,520	June 2017
Lincoln, Rhode Island, USA	—	40,116	40,116	April 2016
Preston, UK	30,450	8,600	39,050	Owned by Zebra
Guangzhou, China	—	32,655	32,655	January 2014
Bourne End, UK	—	27,251	27,251	June 2014
Otay Mesa, California, USA	21,739	4,900	26,639	September 2013
San Jose, California, USA	—	24,630	24,630	July 2015
McAllen, Texas, USA	15,500	2,500	18,000	September 2016
Germantown, Maryland, USA	—	13,134	13,134	December 2015
Warsaw, Poland	7,750	3,875	11,625	June 2012
Singapore, Singapore	—	9,248	9,248	February 2017
Shanghai, China	—	7,524	7,524	January 2014
Mexico City, Mexico	3,488	3,400	6,888	September 2012
Singapore, Singapore	—	5,360	5,360	February 2012
Shanghai, China	—	5,287	5,287	January 2015

Total	372,145	436,770	808,915

Zebra leases various other facilities around the world, which are dedicated to administrative, research and sales functions. These other leases, solely or in aggregate, are not material to Zebra.

Item 3.	Legal Proceedings

See Note 12 in the Notes to the Consolidated Financial Statements included in this Form 10-K.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Information: Price Range and Common Stock

Our Class A Common Stock is traded on The NASDAQ Stock Market under the symbol ZBRA. The following table shows the high and low trade prices for each fiscal quarter in 2011 and 2010, as reported by The NASDAQ Stock Market.

2011	High	Low	2010	High	Low
First Quarter	$41.48	$34.66	First Quarter	$30.72	$26.10
Second Quarter	44.53	36.55	Second Quarter	31.00	24.32
Third Quarter	43.61	28.20	Third Quarter	34.13	24.14
Fourth Quarter	38.48	29.54	Fourth Quarter	39.31	33.14

Source: The NASDAQ Stock Market

At February 10, 2012, the last reported price for the Class A Common Stock was $39.25 per share, and there were 479 registered stockholders of record for Zebra’s Class A Common Stock. In addition, we had approximately 16,000 stockholders who owned Zebra stock in street name.

Dividend Policy

Since our initial public offering in 1991, we have not declared any cash dividends or distributions on our capital stock. Zebra currently does not anticipate paying any cash dividends in the foreseeable future.

Treasury Shares

During the fourth quarter of 2011, pursuant to our Rule 10b5-1 purchase plan, Zebra purchased 428,891 shares of Zebra’s Class A Common Stock at a weighted average share price of $32.24 per share, as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum number of shares that may yet be purchased under the program
October 2011 (October 2 – October 29)	428,891	$32.24	428,891	496,199
November 2011 (October 30 – November 26)	0	$0.00	0	3,496,199
December 2011 (November 27– December 31)	0	$0.00	0	3,496,199

(1)	On November 4, 2011, Zebra’s Board authorized the purchase of up to an additional 3,000,000 shares under the purchase plan program. The November 2011 authorization does not have an expiration date.

(2)	During the fourth quarter, Zebra acquired 2,360 shares of Zebra Class A Common Stock through the withholding of shares necessary to satisfy tax withholding obligations upon the vesting of restricted stock awards. These shares were acquired at an average price of $36.41 per share.

Item 6.	Selected Financial Data

CONSOLIDATED STATEMENTS OF EARNINGS (LOSS) DATA

(In thousands, except per share amounts)

	Year Ended December 31,
	2011	2010		2009		2008		2007
Net sales	$983,488	$894,359		$738,482		$910,065		$860,343
Cost of sales	496,719	473,584		420,895		471,546		447,340

Gross profit	486,769	420,775		317,587		438,519		413,003
Total operating expenses	304,733	272,560	(1)	247,308	(2)	427,730	(3)	269,300

Operating income	182,036	148,215		70,279		10,789		143,703
Income from continuing operations before income taxes	179,719	149,607		72,319		15,085		167,757
Income (loss) from continuing operations	130,343	104,614		48,491		(19,047)		110,611
Income (loss) from discontinued operations, net of tax	44,300	(2,836)		(1,387)		(19,374)		(498)

Net income (loss)	$174,643	$101,778		$47,104		$(38,421)		$110,113

Basic earnings per share:
Income (loss) from continuing operations	$2.42	$1.83		$0.81		$(0.30)		$1.62
Loss from discontinued operations	0.82	(0.05)		(0.02)		(0.30)		(0.01)

Net income	$3.24	$1.78		$0.79		$(0.60)		$1.61

Diluted earnings per share:
Income (loss) from continuing operations	$2.40	$1.82		$0.81		$(0.30)		$1.61
Loss from discontinued operations	0.82	(0.05)		(0.02)		(0.30)		(0.01)

Net income	$3.22	$1.77		$0.79		$(0.60)		$1.60

Weighted average shares outstanding
Basic	53,854	57,143		59,306		64,524		68,463
Diluted	54,191	57,428		59,425		64,524		68,908

CONSOLIDATED BALANCE SHEET DATA

(In thousands)

	December 31,
	2011	2010	2009	2008	2007
Cash and cash equivalents, restricted cash, investments and marketable securities (current and long-term)	$326,695	$258,598	$245,027	$221,409	$264,960
Working capital (4)	475,899	455,143	429,277	400,883	452,031
Total assets	899,006	878,864	830,479	850,878	1,034,278
Long-term obligations (5)	11,515	10,191	9,012	9,345	8,451
Stockholders’ equity	776,925	730,032	712,129	710,738	902,693

(1)	Includes litigation settlement proceeds received of $1,082,000 and exit and restructuring costs of $2,262,000.
(2)	Includes exit and restructuring costs of $9,902,000.
(3)	Includes asset impairment charges of $144,950,000 and exit and restructuring costs of $17,932,000.
(4)	Calculated as current assets minus current liabilities.
(5)	Long-term obligations include deferred compensation and unearned revenue. See Note 17 Deferred Compensation Plan in the Notes to the Consolidated Financial Statements included in this Form 10-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations: Fourth Quarter of 2011 versus Fourth Quarter of 2010

Consolidated Results of Operations

(Amounts in thousands, except percentages)

	Three Months Ended		Percent Change	Percent of Net Sales - 2011	Percent of Net Sales - 2010
	December 31, 2011	December 31, 2010
Net Sales
Tangible products	$235,714	$222,048	6.2	95.3	94.9
Service & software	11,594	11,971	(3.1)	4.7	5.1

Total net sales	247,308	234,019	5.7	100.0	100.0
Cost of Sales
Tangible products	118,792	112,550	5.5	48.1	48.1
Service & software	6,996	7,113	(1.6)	2.8	3.0

Total cost of sales	125,788	119,663	5.1	50.9	51.1

Gross profit	121,520	114,356	6.3	49.1	48.9
Operating expenses	79,397	71,326	11.3	32.1	30.5

Operating income	42,123	43,030	(2.1)	17.0	18.4
Other income (expense)	(1,011)	(278)	N/M	(0.4)	(0.1)

Income from continuing operations before income taxes	41,112	42,752	(3.8)	16.6	18.3
Income taxes	8,253	13,117	(37.1)	3.3	5.6

Income from continuing operations	32,859	29,635	10.9	13.3	12.7
Income (loss) from discontinued operations, net of tax	2,185	(1,418)	N/M	0.9	(0.6)

Net income	$35,044	$28,217	24.2	14.2	12.1

Diluted earnings per share:
Income from continuing operations	$0.63	$0.53	18.9
Income (loss) from discontinued operations	0.04	(0.03)	N/M

Net income	$0.67	$0.50	34.0

Consolidated Results of Operations – Fourth quarter

Sales

Net sales for the fourth quarter of 2011 compared with the 2010 quarter increased 5.7% primarily due to a broad-based increase in demand, new product introductions and expansion of go-to-market channels. New products introduced over the past year helped us meet more of our customers’ needs for improving asset visibility in complex supply chain markets. The increase in sales was largely attributable to 5.2% growth in hardware sales with notable increases in desktop, mobile, card printers and aftermarket parts. Printer unit volume increased 12.9% from the fourth quarter of 2010.

Sales by product category were as follows (amounts in thousands, except percentages):

	Three Months Ended		Percent Change	Percent of Net Sales 2011	Percent of Net Sales 2010
Product category	December 31, 2011	December 31, 2010
Hardware	$188,198	$178,933	5.2	76.1	76.5
Supplies	46,135	41,719	10.6	18.6	17.8
Service and software	11,594	11,971	(3.1)	4.7	5.1

Subtotal products	245,927	232,623	5.7	99.4	99.4
Shipping and handling	1,381	1,396	(1.1)	0.6	0.6

Total net sales	$247,308	$234,019	5.7	100.0	100.0

Sales increased in all international geographic regions, in part from the impact of our investments in sales and sales-related personnel to expand Zebra’s presence in high-growth regions including China, Brazil and Eastern Europe. Sales in the regions targeted by Zebra for geographic expansion increased by 11% in the fourth quarter of 2011 compared to the fourth quarter of 2010. Zebra continues to build a broader base of customers to penetrate targeted industries more deeply. Movements in foreign exchange rates decreased sales by $420,000 in the Europe, Middle East and Africa regions for the quarter due principally to a weaker euro against the U.S. dollar from the prior year.

Sales to customers by geographic region were as follows (in thousands, except percentages):

	Three Months Ended		Percent Change	Percent of Net Sales 2011	Percent of Net Sales 2010
Geographic region	December 31, 2011	December 31, 2010
Europe, Middle East and Africa	$88,360	$84,531	4.5	35.7	36.1
Latin America	21,578	21,380	0.9	8.7	9.1
Asia-Pacific	32,470	32,334	0.4	13.1	13.8

Total International	142,408	138,245	3.0	57.5	59.0
North America	104,900	95,774	9.5	42.5	41.0

Total sales	$247,308	$234,019	5.7	100.0	100.0

Gross profit

Gross profit increased 6.3% from lower costs for raw materials and higher volumes. Gross profit was affected by unfavorable foreign currency movements which decreased fourth quarter gross profit by $330,000. As a percentage of sales, gross margin improved from 48.9% to 49.1%.

Printer unit volumes and average selling price information is summarized below:

	312,409	312,409	312,409
	Three Months Ended		Percent Change
	December 31, 2011	December 31, 2010
Total printers shipped	312,409	276,597	12.9
Average selling price of printers shipped	$506	$535	(5.4)

For the fourth quarter of 2011, unit volumes increased in nearly all printer product lines compared to the same period of 2010, with notable volume increases in card, desktop and mobile printers. The decrease in average selling price is a result primarily of a change in product mix from one quarter compared to another.

Operating expenses

Operating expenses are summarized below (in thousands, except percentages):

	Three Months Ended			Percent of Net Sales 2011	Percent of Net Sales 2010
Operating expenses	December 31, 2011	December 31, 2010	Percent Change
Selling and marketing	$36,377	$31,942	13.9	14.7	13.7
Research and development	23,174	21,736	6.6	9.4	9.3
General and administrative	19,089	17,809	7.2	7.7	7.6
Amortization of intangible assets	806	891	(9.5)	0.3	0.4
Litigation settlement	0	(1,082)	N/M	0.0	(0.5)
Exit and restructuring costs	(49)	30	N/M	0.0	0.0

Total operating expenses	$79,397	$71,326	11.3	32.1	30.5

Operating expenses for the quarter increased 11.3% due mainly to greater selling and marketing expenses and research and development expenses. Several categories accounted for these increases, including compensation costs related to higher head count which includes salaries, benefits, bonuses and commissions. Business development, outside professional services, a 2011 global partners conference, project expenses, and travel and entertainment expenses all increased over 2010 levels. Litigation settlement relates to escrowed purchase funds received in 2010.

Other income (expense)

Zebra’s non-operating income and expense items are summarized in the following table (in thousands):

	Three Months Ended
	December 31, 2011	December 31, 2010
Investment income	$594	$567
Foreign exchange loss	(706)	(613)
Other, net	(899)	(232)

Total other income (expense)	$(1,011)	$(278)

Other expense increased in the fourth quarter of 2011 primarily as a result of increases in miscellaneous expenses as Zebra expands its international presence.

Operating income

Operating income for the fourth quarter of 2011 compared to the same period in 2010 is consistent. See comments above for explanation of changes in individual categories.

Income taxes

The effective income tax rate for the fourth quarter of 2011 was 20.1% compared with 30.7% for the same quarter last year. Zebra’s effective tax rate decreased in 2011 due primarily to higher profits in lower rate international jurisdictions and favorable adjustments of prior year state tax returns which were filed in the fourth quarter of 2011.

Income (loss) from discontinued operations

The income from discontinued operations in 2011 relates to the finalization of the accounting and taxes related to discontinued operations transactions during 2011. The loss from discontinued operations in 2010 relates to the operating results of those companies (Navis, LLC and proveo AG) Zebra sold prior to the fourth quarter of 2011.

Results of Operations: Year ended December 31, 2011 versus Year ended December 31, 2010

Consolidated Results of Operations

(Amounts in thousands, except percentages)

	Year Ended		Percent Change	Percent of Net Sales - 2011	Percent of Net Sales - 2010
	December 31, 2011	December 31, 2010
Net Sales
Tangible products	$936,282	$849,530	10.2	95.2	95.0
Service & software	47,206	44,829	5.3	4.8	5.0

Total net sales	983,488	894,359	10.0	100.0	100.0
Cost of Sales
Tangible products	469,834	450,630	4.3	47.8	50.4
Service & software	26,885	22,954	17.1	2.7	2.6

Total cost of sales	496,719	473,584	4.9	50.5	53.0

Gross profit	486,769	420,775	15.7	49.5	47.0
Operating expenses	304,733	272,560	11.8	31.0	30.5

Operating income	182,036	148,215	22.8	18.5	16.5
Other income (expense)	(2,317)	1,392	N/M	(0.2)	0.2

Income from continuing operations before income taxes	179,719	149,607	20.1	18.3	16.7
Income taxes	49,376	44,993	9.7	5.0	5.0

Income from continuing operations	130,343	104,614	24.6	13.3	11.7
Income (loss) from discontinued operations, net of tax	44,300	(2,836)	N/M	4.5	(0.3)

Net income	$174,643	$101,778	71.6	17.8	11.4

Diluted earnings per share:
Income from continuing operations	$2.40	$1.82	31.9
Income (loss) from discontinued operations	0.82	(0.05)	N/M

Net income	$3.22	$1.77	81.9

Consolidated Results of Operations – Full Year

Sales

Net sales for the 2011 year compared with 2010 increased 10.0% due to a broad-based increase in demand, complemented by a focused business strategy of geographic expansion, new product introductions and expansion of go-to-market channels. New products introduced over the past year helped us meet more of our customers’ needs for improving asset visibility in complex supply chain environments. The increase in sales was largely attributable to increased hardware sales with notable volume increases in high-performance and mid-range tabletop, desktop, mobile printers and aftermarket parts. Supplies sales increased from greater shipments of labels and thermal ribbons. Printer unit volume increased 12.4% for 2011 compared to levels in 2010.

Sales by product category were as follows (amounts in thousands, except percentages):

	Year Ended		Percent Change	Percent of Net Sales 2011	Percent of Net Sales 2010
Product category	December 31, 2011	December 31, 2010
Hardware	$743,308	$676,738	9.8	75.5	75.7
Supplies	187,457	167,633	11.8	19.1	18.7
Service and software	47,206	44,829	5.3	4.8	5.0
Subtotal products	977,971	889,200	10.0	99.4	99.4
Shipping and handling	5,517	5,159	6.9	0.6	0.6

Total sales	$983,488	$894,359	10.0	100.0	100.0

Sales increased in all geographic regions, in part from the impact of our investments in sales and sales-related personnel to expand Zebra’s presence in high-growth regions including China, Brazil and Eastern Europe. Sales in the regions targeted by Zebra for geographic expansion increased by 22%. Movements in foreign exchange rates increased sales by $14,412,000 in the Europe, Middle East and Africa region due principally to a stronger euro against the U.S. dollar for the first three quarters of 2011.

Sales to customers by geographic region were as follows (in thousands, except percentages):

	Year Ended		Percent Change	Percent of Net Sales 2011	Percent of Net Sales 2010
Geographic region	December 31, 2011	December 31, 2010
Europe, Middle East and Africa	$342,578	$305,659	12.1	34.8	34.2
Latin America	89,715	80,679	11.2	9.1	9.0
Asia-Pacific	141,987	113,156	25.5	14.5	12.7

Total International	574,280	499,494	15.0	58.4	55.9
North America	409,208	394,865	3.6	41.6	44.1

Total sales	$983,488	$894,359	10.0	100.0	100.0

Gross profit

Gross profit increased 15.7% due to higher volumes and lower material costs. Lower freight costs in 2011 of $4,963,000 versus 2010 helped improve profit. Gross profit was also affected by favorable foreign currency movements which also improved gross profit by $12,730,000. The above factors contributed to the increase in gross margin from 47.0% to 49.5%.

Printer unit volumes and average selling price information is summarized below:

	Year Ended		Percent Change
	December 31, 2011	December 31, 2010
Total printers shipped	1,188,892	1,057,744	12.4
Average selling price of printers shipped	$527	$533	(1.1)

For 2011, product unit volumes increased in nearly all printer product lines with notable volume increases in high-performance and mid-range table top, desktop, and mobile.

Operating expenses

Operating expenses are summarized below (in thousands, except percentages):

	Year Ended		Percent Change	Percent of Net Sales 2011	Percent of Net Sales 2010
Operating Expenses	December 31, 2011	December 31, 2010
Selling and marketing	$127,797	$112,365	13.7	13.1	12.5
Research and development	89,926	82,575	8.9	9.1	9.2
General and administrative	81,649	73,229	11.5	8.3	8.2
Amortization of intangible assets	3,320	3,211	3.4	0.3	0.4
Litigation settlement	0	(1,082)	N/M	0.0	(0.1)
Exit and restructuring costs	2,041	2,262	(9.8)	0.2	0.3

Total operating expenses	$304,733	$272,560	11.8	31.0	30.5

Operating expenses for 2011 increased 11.8% due to greater selling and marketing, research and development, and general and administrative expenses. Several categories accounted for these increases, including compensation costs which include salaries, stock option expense, and commissions. These increases are primarily related to more employees in 2011 versus 2010. Business development, outside professional services, travel and entertainment, rent, information systems, recruiting, offsite meetings, shipping and depreciation expenses all increased over 2010 levels.

Selling and marketing expenses

Selling and marketing expenses are summarized below (in thousands):

	Year Ended		Increase / (Decrease)
	December 31, 2011	December 31, 2010
Payroll and benefit costs	$75,436	$70,539	$4,897
Business development	23,022	20,608	2,414
Professional services expense	3,538	2,308	1,230
Travel and entertainment expenses	8,068	6,421	1,647
Offsite meetings	3,362	884	2,478
Other changes	14,371	11,605	2,766

Total selling and marketing expenses	$127,797	$112,365	$15,432

Selling and marketing expenses were higher in 2011 primarily due to increased payroll and benefit costs related to the addition of more sales-related Zebra personnel in geographic regions with high-growth opportunities and increased sales volume. Payroll and benefit cost increases include salaries, bonus, commissions, benefits and payroll taxes. Other selling and marketing expense categories also increased over 2010 levels due to higher expenses relating to the addition of Zebra sales representatives to expand Zebra’s global reach into new developing geographic regions and a global partner conference in 2011.

Research and development costs

The development of new products and enhancement of existing products are important to Zebra’s business and growth prospects. To maintain and build our product pipeline, we continue to make investments in research and development. In 2011 we introduced 13 new printer related products and 10 location software and hardware releases. Products introduced in 2011 include printers in the mobile, desktop, and card lines and well as related accessories. Zebra is receiving positive customer responses to its recently introduced QLn wireless mobile printer which incorporates a flexible user interface for easy configuration. Also introduced and meeting Zebra’s customers’needs in 2011 is Zebra’s ZXP8 retransfer card printer which is utilized for printing secure employee IDs. In 2010, we introduced an updated two inch “plus” light duty printer and a new Xi4 high-performance printer. We also introduced innovative new IQ color labels which enables customers to print spot colors on predetermined areas of a label using any Zebra thermal label printer. This breakthrough product enhances readability, increases business efficiency and improves safety.

Quarterly product development expenses fluctuate depending on the status of ongoing projects. We are committed to a long-term strategy of significant investment in product development. Research and development costs are summarized below (in thousands):

	Year Ended		Increase / (Decrease)
	December 31, 2011	December 31, 2010
Payroll and benefit costs	$59,087	$54,602	$4,485
Professional services expenses	8,708	7,802	906
Travel and entertainment expenses	2,585	2,164	421
Shipping expense	693	238	455
Other changes	18,853	17,769	1,084

Total research and development costs	$89,926	$82,575	$7,351

The increases in research and development costs relate to increased payroll and benefit costs, compliance and project expenses to bring new products to market.

General and administrative expenses

General and administrative expenses are summarized below (in thousands):

	Year Ended		Increase / (Decrease)
	December 31, 2011	December 31, 2010
Payroll and benefit costs	$40,975	$36,833	$4,142
Professional services expenses	10,848	9,987	861
Information systems expenses	12,138	10,547	1,591
Depreciation expense	9,232	8,221	1,011
Other changes	8,456	7,641	815

Total general and administrative expenses	$81,649	$73,229	$8,420

General and administrative expenses increased over 2010 amounts from larger incentive costs related to merit increases and equity incentives. Professional fees increased slightly due to the Navis and proveo dispositions in 2011, and the utilization of professional services in the expanding geographic regions. Information systems costs increased slightly primarily in the maintenance and service contracts area.

Amortization of intangible assets

Amortization of intangible assets increased $109,000 during 2011 due to additions of patents during the year.

Litigation settlement

In 2010 Zebra received litigation settlement proceeds of $1,082,000 related to our acquisition of MSSI in 2008.

Exit and restructuring costs

Exit and restructuring costs in 2011 of $2,041,000 relate to the consolidation of our Location Solutions product line following the divestiture of Navis in the first quarter of 2011. Costs in 2010 of $2,262,000 relate to the completion of the production transfer to Jabil. See Note 10 of the Consolidated Financial Statements included in this Annual Report on Form 10-K for a more detailed discussion of exit and restructuring charges.

Operating income

The operating income increase for 2011 was the result of increased sales and gross profit as noted above.

Other income (expense)

Zebra’s non-operating income and expense items are summarized in the following table (in thousands):

	Year Ended
	December 31, 2011	December 31, 2010
Investment income	$1,944	$2,678
Foreign exchange loss	(2,006)	(169)
Other, net	(2,255)	(1,117)

Total other income (expense)	$(2,317)	$1,392

	Year Ended
Rate of return analysis:	December 31, 2011	December 31, 2010
Average cash and marketable securities balances	$292,646	$251,812
Annualized rate of return	0.7%	1.1%

Investment income declined overall from lower short-term interest rates in 2011 compared with 2010 even though cash and investment balances were higher in 2011 versus 2010.

Income taxes

The effective income tax rate for 2011 was 27.5% compared with an income tax rate of 30.1% for 2010. Zebra’s effective tax rate for the first quarter of 2010 included a $2,764,000 reduction of federal taxes related to improperly accounting for the tax impact on intercompany profit generated from intercompany sales in 2009. This adjustment reduced our effective rate for 2010 by approximately 1.8%. Zebra’s effective rate has also decreased in 2011 due to higher profits in lower rate international jurisdictions.

Income (loss) discontinued operations

The income from discontinued operations in 2011 relates to the sale of Navis LLC and proveo AG, offset by losses on discontinued operations. The loss from discontinued operations for 2010 represents the results of operations for the entities we divested in 2011.

Comparison of Years Ended December 31, 2010 and 2009

Consolidated Results of Operations

(Amounts in thousands, except percentages)

	Year Ended
	December 31, 2010	December 31, 2009	Percent Change	Percent of Net Sales - 2010	Percent of Net Sales - 2009
Net Sales
Tangible products	$849,530	$696,103	22.0	95.0	94.3
Service & software	44,829	42,379	5.8	5.0	5.7

Total net sales	894,359	738,482	21.1	100.0	100.0
Cost of Sales
Tangible products	450,630	398,316	13.1	50.4	53.9
Service & software	22,954	22,579	1.7	2.6	3.1

Total cost of sales	473,584	420,895	12.5	53.0	57.0

Gross profit	420,775	317,587	32.5	47.0	43.0
Operating expenses	272,560	247,308	10.2	30.5	33.5

Operating income	148,215	70,279	110.9	16.5	9.5
Other income (expense)	1,392	2,040	(31.8)	0.2	0.3

Income from continuing operations before income taxes	149,607	72,319	106.9	16.7	9.8
Income taxes	44,993	23,828	88.8	5.0	3.2

Income from continuing operations	104,614	48,491	115.7	11.7	6.6
Income (loss) from discontinued operations, net of tax	(2,836)	(1,387)	104.5	(0.3)	(0.2)

Net income	$101,778	$47,104	116.1	11.4	6.4

Diluted earnings per share:
Income from continuing operations	$1.82	$0.81	124.7
Income (loss) from discontinued operations	(0.05)	(0.02)	150.0

Net income	$1.77	$0.79	124.1

Consolidated Results of Operations – Year to date

Sales

Net sales for the year ended December 31, 2010, compared with 2009 increased 21.1% from a broad-based increase in demand for Zebra products and global economic recovery. The increase in sales was largely attributable to increased hardware sales with notable volume increases in high-performance tabletop, desktop, mobile printers and aftermarket parts. Supplies sales increased from greater shipments of labels and thermal ribbons. Printer unit volume increased 24.4% for the 2010 year compared to levels in 2009. The average selling price increased from $522 in 2009 to $533 in 2010, or by 2.1% due primarily to changes in product mix.

Sales by product category were as follows (amounts in thousands, except percentages):

Product Category	Year Ended		Percent Change	Percent of Net Sales 2010	Percent of Net Sales 2009
	December 31,	December 31,
	2010	2009
Hardware	$676,738	$534,993	26.5	75.7	72.5
Supplies	167,633	155,847	7.6	18.7	21.1
Service and software	44,829	42,379	5.8	5.0	5.7

Subtotal	889,200	733,219	21.3	99.4	99.3
Shipping and handling	5,159	5,263	(2.0)	0.6	0.7

Total sales	$894,359	$738,482	21.1	100.0	100.0

Sales to customers by geographic region were as follows (in thousands, except percentages):

	Year Ended		Percent Change	Percent of Net Sales 2010	Percent of Net Sales 2009
	December 31,	December 31,
Geographic Region	2010	2009
Europe, Middle East and Africa	$305,659	$256,939	19.0	34.2	34.8
Latin America	80,679	60,466	33.4	9.0	8.2
Asia-Pacific	113,156	72,735	55.6	12.7	9.8

Total International	499,494	390,140	28.0	55.9	52.8
North America	394,865	348,342	13.4	44.1	47.2

Total sales	$894,359	$738,482	21.1	100.0	100.0

Sales increased in all geographic territories due primarily to the global economic recovery. The sales growth on a percentage basis was greatest in Latin America and Asia Pacific because of higher rates of economic growth in those regions and as a result of greater investment in sales and marketing resources. Movements in foreign exchange rates decreased sales in 2010 by $13,733,000 in Europe, Middle East and Africa regions principally due to a weaker euro against the dollar compared to 2009 levels.

Gross profit

Gross profit increased 32.5% due to higher volumes and an improved product mix, with increased sales primarily in mobile, high-performance and mid-range table top printers, partially offset by $13,552,000 in higher freight costs in 2010. Gross profit was affected by unfavorable foreign currency movements which decreased gross profit by $12,172,000. As a percentage of sales, gross margin improved from 43% to 47%. The benefit of outsourcing printer production to a third party, higher volumes, a favorable product mix and continued cost control contributed to the increase in gross margin.

Printer unit volumes and average selling price information is summarized below:

	Year Ended December 31,		Percent Change
	2010	2009
Total printers shipped	1,057,744	850,230	24.4
Average selling price of printers shipped	$533	$522	2.1

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

Operating expenses

Operating expenses are summarized below (in thousands, except percentages):

	Year Ended			Percent of Net Sales 2010	Percent of Net Sales 2009
	December 31,	December 31,	Percent
Operating Expenses	2010	2009	Change
Selling and marketing	$112,365	$92,043	22.1	12.6	12.5
Research and development	82,575	66,477	24.2	9.2	9.0
General and administrative	73,229	75,932	(3.6)	8.2	10.3
Amortization of intangible assets	3,211	2,954	8.7	0.4	0.4
Litigation settlement	(1,082)	—	—	(0.1)	—
Exit and restructuring costs	2,262	9,902	(77.2)	0.3	1.3

Total operating expenses	$272,560	$247,308	10.2	30.5	33.5

Operating expenses for the 2010 compared to 2009 increased 10.2% due to greater selling and marketing expenses and research and development expenses. Several categories accounted for these increases, including compensation costs, business development, project expenses, outside professional services, travel and entertainment, and offsite meeting expenses. Amortization of intangibles increased by $257,000 due to software license and license agreement purchases in the second half of 2010. Expenses in 2010 were reduced by the receipt of an escrow claim litigation settlement received in the fourth quarter of 2010.

Exit and restructuring costs decreased in 2010 as compared to 2009 as activities related to the shutdown of our production lines as part of the transition to outsourcing. Zebra’s program for outsourcing its manufacturing operations is complete and the related restructuring costs for this program ended.

Selling and marketing expenses

Selling and marketing expenses are summarized below (in thousands):

	Year Ended		Increase /(Decrease)
	December 31, 2010	December 31, 2009
Payroll and benefit costs	$70,539	$57,546	$12,993
Business Development	20,608	17,110	3,498
Travel and entertainment expenses	6,421	4,565	1,856
Other changes	14,797	12,822	1,975

Total selling and marketing expenses	$112,365	$92,043	$20,322

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

Quarterly product development expenses fluctuate widely depending on the status of ongoing projects. We are committed to a long-term strategy of significant investment in product development. Research and development costs are summarized below (in thousands):

	Year Ended		Increase /(Decrease)
	December 31, 2010	December 31, 2009
Payroll and benefit costs	$54,602	$46,545	$8,057
Professional services	7,802	5,001	2,801
Project expenses	7,943	4,765	3,178
Travel and entertainment expenses	2,164	1,554	610
Other changes	10,064	8,612	1,452

Total research and development costs	$82,575	$66,477	$16,098

The increases in research and development costs relate to increased payroll and benefit costs, compliance and project expenses to bring new products to market.

General and administrative expenses

General and administrative expenses are summarized below (in thousands):

	Year Ended		Increase /(Decrease)
	December 31, 2010	December 31, 2009
Payroll and benefit costs	$36,833	$34,640	$2,193
Professional services	9,987	11,937	(1,950)
Gain/(loss) on sale of equipment	(61)	829	(890)
Other changes	26,470	28,526	(2,056)

Total general and administrative expenses	$73,229	$75,932	$(2,703)

General and administrative expenses decreased slightly overall. Payroll and benefit costs increased due to increased amounts in 2010 for bonus and benefits related to improved operating results in 2010. Consulting expenses related to business improvement initiatives in 2009 were reduced in 2010.

Amortization of intangible assets

Amortization of intangibles increased by $257,000 due to software license and license agreement purchases in the second half of 2010.

Litigation settlement

In 2010 Zebra received litigation settlement proceeds of $1,082,000 related to our acquisition of MSSI in 2008.

Exit and restructuring costs

For 2010, exit and restructuring costs were $2,262,000. For 2009, exit and restructuring costs were $9,902,000. The reduction is due to the completion of our production outsourcing. See Note 10 for further information related to exit and restructuring costs.

Other Income

Zebra’s non-operating income and expense items are summarized in the following table (in thousands):

	Year Ended
	December 31, 2010	December 31, 2009
Investment income	$2,678	$2,931
Foreign exchange loss	(169)	(104)
Other, net	(1,117)	(787)

Total other income	$1,392	$2,040

	Year Ended
Rate of Return Analysis:	December 31, 2010	December 31, 2009
Average cash and marketable securities balances	$251,812	$233,218
Annualized rate of return	1.1%	1.3%

Investment income for 2009 was reduced by $958,000 from write-downs recorded in 2009 related to losses on equity investments. Excluding the 2009 write-downs, Zebra’s annualized rate of return would have been 1.7% for 2009. Considering this item, investment income in 2010 declined primarily from lower short-term interest rates in 2010 compared with 2009. Cash and marketable securities balances for 2010 have increased compared to 2009 as a result of increased cash from operations.

Operating Income (Loss)

The operating income increase for 2010 was the result of increased sales and gross profit as noted above.

Income Taxes

The effective income tax rate for 2010 was 30.1% compared with an income tax rate of 32.9% for 2009. Zebra’s effective tax rate for the first quarter of 2010 included a $2,764,000 reduction of federal taxes related to improperly accounting for the tax impact on intercompany profit generated from intercompany sales in 2009. This adjustment reduced our effective rate for 2010 by approximately 1.8%. The tax rate decrease for 2010 versus 2009 reflects an extension of Federal R&D tax credits. The company’s consolidated global tax rate has declined as Zebra’s business continued to expand more rapidly in international regions that have lower tax rates.

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

•

We recognize license revenue under ASC (Accounting Standards Codification) 985, when (1) a signed contract is obtained; (2) delivery of the product has occurred; (3) the license fee is fixed or determinable; and (4) collection is probable.

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

Investments and Marketable Securities

Investments and marketable securities at December 31, 2011, consisted of the following:

U.S. government and agency securities	17.5%
Obligations of government sponsored enterprises (1)	5.7%
State and municipal bonds	49.2%
Corporate securities	27.6%

(1)	Includes investments in notes issued by the Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association and the Federal Home Loan Bank.

We classify our debt and marketable equity securities in one of three categories: trading, available-for-sale or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-

maturity securities are those debt securities that Zebra has the ability and intent to hold until maturity. All securities not included in trading or held-to-maturity are classified as available-for-sale.

Trading and available-for-sale securities are recorded at fair value. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of discounts or premiums. Unrealized holding gains and losses on trading securities are included in earnings. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders’ equity until realized. As of December 31, 2011, Zebra’s investments in marketable debt securities are classified as available-for-sale. In addition, as of December 31, 2011, all of our investments in marketable debt securities with maturities greater than one year are classified as long-term investments on the balance sheet due to our ability and intent to hold them until maturity.

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

We reserve for estimated credit losses based upon historical experience and specific customer collection issues. Over the last three years, accounts receivable reserves varied from 0.9% to 1.5% of total accounts receivable. Accounts receivable reserves as of December 31, 2011, were $1,560,000, or 1.0% of the balance due. We believe this reserve level is appropriate considering the quality of the portfolio as of December 31, 2011. While credit losses have historically been within expectations and the provisions established, we cannot guarantee that our credit loss experience will continue to be consistent with historical experience.

Inventories

We value our inventories at the lower of the actual cost to purchase or manufacture using the first-in, first-out (FIFO) method, or the current estimated market value. We review inventory quantities on hand and record a provision for excess and obsolete inventory based on forecasts of product demand and production requirements for the subsequent twelve months.

Over the last three years, our inventory reserves have ranged from 8.0% to 11.4% of gross inventory. As of December 31, 2011, inventory reserves were $14,710,000, or 9.9% of gross inventory. We believe this reserve level is appropriate considering the quantities and quality of the inventories as of December 31, 2011.

Valuation of Goodwill

We test the impairment of goodwill each year or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We completed our annual assessment during June 2011 and determined that our goodwill was not impaired as of the end of May 2011.

During the first quarter of 2011, we announced an agreement to sell Navis and our decision to divest certain other operations. These operations constituted a portion of our Zebra Enterprise Solutions (ZES) segment, which was also deemed to be the reporting unit for goodwill impairment testing purposes. As a result of our decision to sell Navis, goodwill attributable to the ZES segment was allocated to the three businesses that constituted the prior reporting unit based on the relative fair value of those businesses. Goodwill was allocated between continuing operations ($9,114,000) and discontinued operations ($72,795,000) based on the relative fair value of each of the businesses.

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

Goodwill of a reporting unit should be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Examples of such events or circumstances include:

•	Significant adverse change in legal factors or in the business climate,
•	Adverse action or assessment by a regulator,
•	Unanticipated competition,
•	Loss of key personnel,
•	More-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed of,
•	Testing for recoverability under ASC 360 of a significant asset group within a reporting unit,
•	Recognition of a goodwill impairment loss in the financial statement of a subsidiary that is a component of a reporting unit, or
•	Allocation of a portion of goodwill to a business to be disposed of.

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

Under the “Market Approach – Guideline Company Method” we identified five publicly traded companies, including Zebra, which we believe have significant relevant similarities. For these five companies we calculated the mean ratio of invested capital to revenues and invested capital to EBITDA. Similar to the Income approach discussed above, sales, cost of sales, operating expenses and their respective growth rates were the key assumptions utilized. The market prices of Zebra and other guideline company shares are key assumptions. If these market prices increase, the estimated market value would increase. If the market prices decrease, the estimated market value would decrease.

Under the “Market Approach – Comparative Transactions Method” we looked at eight market based transactions for companies that have similarities to our business segment, including similarities to one or more of the business lines, markets, growth prospects, margins and size. We calculated mean revenue and EBITDA multiples for the selected transactions. These multiples were applied to forecasted Zebra results for that segment to estimate market value. The key assumptions and impact to changes to those assumptions would be similar to those assumptions under the “Income Approach – Discounted Cash Flow Analysis” and the “Market Approach – Guideline Company Method”.

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

Net intangible assets, long-lived assets and goodwill amounted to $190,192,000 as of December 31, 2011.

Income Taxes

On January 1, 2007, we adopted ASC 740. According to ASC 740, we identified, evaluated, and measured the amount of income tax benefits to be recognized for all of our income tax positions. During 2008, we recognized an increase of approximately $4,000,000 in the liability for unrecognized tax benefits related to an acquisition.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2008	$—
Additions based on tax positions related to 2008	4,000
Additions based on tax positions related to 2009	—
Additions based on tax positions related to 2010	—
Additions based on tax positions related to 2011	—

Balance at December 31, 2011	$4,000

Zebra’s continuing practice is to recognize interest and penalties related to income tax matters as part of income tax expense. For the years ended December 31, 2011 and December 31, 2010, we did not accrue any interest or penalties into income tax expense.

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

	Year Ended
	December 31, 2011	December 31, 2010
Effective tax rate	27.5%	30.1%

Zebra’s effective tax rate for the first quarter of 2010 included a $2,764,000 reduction of federal taxes related to improperly accounting for the tax impact on intercompany profit generated from intercompany sales in 2009. This adjustment reduced our effective rate for 2010 by approximately 1.8%. Zebra’s effective tax rate decreased in 2011 due primarily to higher profits in lower rate international jurisdictions.

Contingencies

We record estimated liabilities related to contingencies based on our estimates of the probable outcomes. Quarterly, we assess the potential liability related to pending litigation, tax audits and other contingencies and confirm or revise estimates and reserves as appropriate.

For further information regarding material pending legal proceedings, see Note 12 in the Notes to the Consolidated Financial Statements included in the Form 10-K.

Equity-Based Compensation

As of December 31, 2011, Zebra had an active equity-based compensation plan and a stock purchase plan available for future grants. We accounted for these plans in accordance with ASC 505 and ASC 718. Zebra recognizes compensation costs using the straight-line method over the vesting period of up to 5 years. See Notes 2 and 15 to the Consolidated Financial Statements included in the Form 10-K for further information.

Liquidity and Capital Resources

(Amounts in thousands, except percentages):

	Year Ended
Rate of Return Analysis:	December 31, 2011	December 31, 2010
Average cash and marketable securities balances	$292,646	$251,812
Annualized rate of return	0.7%	1.1%

Average cash and marketable securities balances for 2011 increased compared to 2010 as a result of increased cash provided by the divestiture of Navis.

As of December 31, 2011, Zebra had $326,695,000 in cash, restricted cash, investments and marketable securities, compared with $258,598,000 at December 31, 2010. Factors affecting cash and investment balances during 2011 include the following (changes below include the impact of foreign currency):

•	Accounts receivable increased $3,269,000 due to the increased sales and the timing of receipts.
•	Inventories increased $19,545,000 due to increases in raw materials and finished goods.
•	Accounts payable decreased $5,439,000 due to the timing of payments at period end.
•	Accrued liabilities decreased $11,086,000 due to the lower benefit accruals in 2011.
•	Deferred revenue decreased $14,131,000 due to the divestiture of Navis.
•	Income taxes decreased $14,983,000 due to the timing of tax payments and benefits realized.
•	Purchases of property and equipment totaled $26,918,000.
•	Proceeds from the sale of Navis and proveo AG provided $161,206,000.
•	Sales of investments totaled $303,801,000.
•	Purchases of treasury stock totaled $160,200,000.
•	Stock option exercises and purchases under the stock purchase plan contributed $13,009,000.

Management believes that existing capital resources and funds generated from operations are sufficient to finance anticipated capital requirements.

Zebra earns a significant amount of our operating income outside the U.S., which is deemed to be permanently reinvested in foreign jurisdictions. Zebra does not currently foresee a need to repatriate funds, however, should Zebra require more capital in the U.S. than is generated by our operations locally, Zebra could elect to repatriate funds held in foreign jurisdictions or raise capital in the U.S. through debt or equity issuances. These alternatives could result in higher effective tax rates or increased interest expense. Included in Zebra’s cash, restricted cash, investments and marketable securities are amounts held by foreign subsidiaries. Zebra had $96,829,000 as of December 31, 2011, and $42,367,000 as of December 31, 2010 of foreign cash and investments, which are generally invested in U.S. dollar-denominated holdings.

Contractual Obligations

Zebra’s contractual obligations as of December 31, 2011 were (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Operating lease obligations	$41,539	$10,888	$16,938	$6,954	$6,759
Deferred compensation liability	3,199	—	—	—	3,199
Deferred revenue	19,405	11,089	8,316	—	—
Purchase obligations	67,870	67,870	—	—	—

Total	$132,013	$89,847	$25,254	$6,954	$9,958

Purchase obligations are for purchases made in the normal course of business to meet operational requirements, primarily raw materials and finished goods.

In 2008, Zebra entered into a revolving credit agreement for a five-year $100 million revolving credit facility. The funds under this credit agreement are available for general corporate purposes of Zebra and its subsidiaries in the ordinary course of business and other purposes permitted by the agreement. As of December 31, 2011, we had established letters of credit amounting to $3,500,000, which reduce the funds available for borrowing under the agreement. No amounts were outstanding under the credit agreement as of December 31, 2011.

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

In June 2011, the FASB issued update 2011-05, ASC 220, Comprehensive Income: Presentation of Comprehensive Income.

This updated guidance eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The main provisions of this update provide that an entity that reports items of other comprehensive income has the option to present comprehensive income in either one or two consecutive financial statements. This standard is effective for interim and annual periods beginning after December 15, 2011. This standard did not have a material effect upon our consolidated financial statements.

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

In December 2011, the FASB issued update 2011-12, ASC 220, Comprehensive Income: Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This update is to defer only those changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments, the paragraphs in this update supersede certain pending paragraphs in update 2011-05. While the Board is re-deliberating, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU 2011-05. All other requirements in ASU 2011-05 are not affected by this update. This standard is effective for fiscal years and interim periods within those years, beginning after December 15, 2011. This standard will not have a material effect upon our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Zebra is exposed to the impact of changes in interest rates because of our large investment portfolio. As stated in our written investment policy’s objective is to achieve stable and predictable targeted rates of return, and to provide the liquidity necessary for the operation of the business.

Zebra mitigates interest rate risk with an investment policy that requires the use of outside professional investment managers, specified investment liquidity levels, and broad diversification across investments, and which limits the types of investments that may be made. Moreover, the policy requires due diligence of each investment manager both before employment and on an ongoing basis.

The following table sets forth the full year impact of a one-percentage point movement in interest rates on the value of Zebra’s investment portfolio (in thousands, except per share data).

	$000,000,00	$000,000,00
	As of December 31,
Interest rate sensitive instruments	2011	2010
+1 percentage point movement
Effect on Pretax Income	$(3,423)	$(1,974)
Effect on Diluted EPS (after tax)	$(0.05)	$(0.02)
-1 percentage point movement
Effect on Pretax Income	$3,423	$1,974
Effect on Diluted EPS (after tax)	$0.05	$0.02

Because these securities are classified as available-for-sale under ASC 320 (formerly SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities), the impact of a one-percentage point movement in interest rates occurs over an extended period of time as investments are sold and the funds are subsequently reinvested.

Foreign Exchange Risk

We conduct business in over 100 countries throughout the world and, therefore, at times are exposed to risk based on movements in foreign exchange rates. On occasion, we invoice customers in their local currency and have a resulting foreign currency denominated revenue transaction and accounts receivable. We also purchase certain raw materials and other items in foreign currencies. We manage these risks using derivative financial instruments. See Note 11 of the Notes to the Consolidated Financial Statements included in this form 10-K for further discussions of hedging activities.

The following table sets forth the impact of a ten percent movement in the dollar/pound and dollar/euro rates measured as if Zebra did not engage in the selective hedging practices described above and in Note 11. It is based on the dollar/euro and dollar/pound exchange rates and euro and pound denominated assets and liabilities (in thousands, except per share data).

	$000,000,00	$000,000,00
	As of December 31,
Foreign exchange	2011	2010
Dollar/pound
Effect on Pretax Income	$895	$1,233
Effect on Diluted EPS (after tax)	$0.01	$0.02
Dollar/euro
Effect on Pretax Income	$5,970	$5,585
Effect on Diluted EPS (after tax)	$0.08	$0.07

Equity Price Risk

Zebra’s investment manager uses an investment strategy that is principally designed to preserve capital. Zebra utilizes a Value-at-Risk (VaR) model to determine the maximum potential one-day loss in the fair value of its interest rate, foreign exchange and equity price sensitive instruments.

From time to time, Zebra has taken direct equity positions in companies. These investments relate to potential acquisitions and other strategic business opportunities. To the extent that it has a direct investment in the equity securities of another company, Zebra is exposed to the risks associated with such investments. At the end of 2011 and 2010, Zebra held no direct equity positions.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on this assessment and those criteria, our management believes that, as of December 31, 2011, our internal control over financial reporting is effective. Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on Zebra’s internal control over financial reporting. Ernst & Young LLP’s report is included on page 44 of this report on Form 10-K.

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

As of January 31, 2011, we completed the implementation of the new systems for our EMEA region. This implementation included customer order entry and invoicing, inventory procurement and management, certain accounts payable activity, and other related operational systems. As part of the implementation, we changed many of the related internal controls, primarily by replacing manual controls with system controls and streamlining Zebra’s internal operations. These new controls were subject to testing throughout 2011.

During 2011, we made additional changes to our controls and procedures as part of our ongoing monitoring of our controls. None of these changes has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In addition, there were no other changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have audited Zebra Technologies Corporation internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Zebra Technologies Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Zebra Technologies Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Zebra Technologies Corporation as of December 31, 2011 and 2010, and the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011 and the schedule listed in the index at Item 15, our report dated February 23, 2012 expressed an unqualified opinion thereon.

/s/Ernst & Young LLP

Chicago, Illinois

February 23, 2012

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

We have adopted a Code of Ethics for Senior Financial Officers that applies to Zebra’s Chief Executive Officer, Chief Financial Officer and the Vice President, Finance. The Code of Ethics is posted on the Investor Relations – Corporate Governance page of Zebra’s Internet Web site, www.zebra.com, and is available for download. Any waiver from the Code of Ethics and any amendment to the Code of Ethics will be disclosed on such page of Zebra’s Web site

All other information in response to this item is incorporated by reference from the Proxy Statement sections entitled “Corporate Governance,” “Election of Directors,” “Board and Committees of the Board,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance.”.”

Item 11.	Executive Compensation

The information in response to this item is incorporated by reference from the Proxy Statement sections entitled “Compensation Discussion and Analysis-Executive Summary,” “Compensation Discussion and Analysis,” “Executive Compensation,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report.”

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23rd day of February 2012.

ZEBRA TECHNOLOGIES CORPORATION
By: /s/ Anders Gustafsson
Anders Gustafsson
Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, the report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/Anders Gustafsson Anders Gustafsson	Chief Executive Officer and Director (Principal Executive Officer)	February 23, 2012

/s/Gerhard Cless Gerhard Cless	Executive Vice President, Director	February 23, 2012

/s/ Michael C. Smiley Michael C. Smiley	Chief Financial Officer (Principal Financial Officer)	February 23, 2012

/s/Todd R. Naughton Todd R. Naughton	Vice President, Finance (Principal Accounting Officer)	February 23, 2012

/s/Michael A. Smith Michael A. Smith	Director and Chairman of the Board of Directors	February 23, 2012

/s/ Andrew Ludwick Andrew Ludwick	Director	February 23, 2012

/s/Ross W. Manire Ross W. Manire	Director	February 23, 2012

/s/Robert J. Potter Robert J. Potter	Director	February 23, 2012

/s/ Richard Keyser Richard Keyser	Director	February 23, 2012

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

All other financial statement schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or related notes.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

of Zebra Technologies Corporation:

We have audited the accompanying consolidated balance sheets of Zebra Technologies Corporation (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of earnings, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index referenced in Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Zebra Technologies Corporation at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Zebra Technologies Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2012 expressed an unqualified opinion thereon.

/s/Ernst & Young LLP

Chicago, Illinois

February 23, 2012

ZEBRA TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	December 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$36,353	$46,175
Restricted cash	65	1,378
Investments and marketable securities	182,398	125,567
Accounts receivable, net	155,230	130,143
Receivable from buyer	27,580	0
Inventories, net	133,288	112,970
Deferred income taxes	13,931	15,670
Income tax receivable	13,111	0
Prepaid expenses and other current assets	22,917	11,505
Assets of discontinued operations	0	148,169

Total current assets	584,873	591,577

Property and equipment at cost, less accumulated depreciation and amortization	97,822	87,093
Long-term deferred income taxes	11,866	21,254
Goodwill	79,703	79,703
Other intangibles, net	12,667	9,755
Long-term investments and marketable securities	107,879	85,478
Other assets	4,196	4,004

Total assets	$899,006	$878,864

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$33,273	$34,578
Accrued liabilities	64,612	65,163
Deferred revenue	11,089	8,966
Income taxes payable	0	5,900
Liabilities of discontinued operations	0	21,827

Total current liabilities	108,974	136,434
Deferred rent	1,592	2,207
Other long-term liabilities	11,515	10,191

Total liabilities	122,081	148,832

Stockholders’ equity:
Preferred Stock	0	0
Class A Common Stock	722	722
Additional paid-in capital	131,422	129,715
Treasury stock	(596,622)	(462,029)
Retained earnings	1,245,616	1,070,973
Accumulated other comprehensive loss	(4,213)	(9,349)

Total stockholders’ equity	776,925	730,032

Total liabilities and stockholders’ equity	$899,006	$878,864

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF EARNINGS

(Amounts in thousands, except per share data)

	Year Ended December 31,
	2011	2010	2009
Net sales
Net sales of tangible products	$936,282	$849,530	$696,103
Revenue from services and software	47,206	44,829	42,379

Total net sales	983,488	894,359	738,482

Cost of sales
Cost of sales of tangible products	469,834	450,630	398,316
Cost of services and software	26,885	22,954	22,579

Total cost of sales	496,719	473,584	420,895

Gross profit	486,769	420,775	317,587

Operating expenses:
Selling and marketing	127,797	112,365	92,043
Research and development	89,926	82,575	66,477
General and administrative	81,649	73,229	75,932
Amortization of intangible assets	3,320	3,211	2,954
Litigation settlement	0	(1,082)	0
Exit and restructuring costs	2,041	2,262	9,902

Total operating expenses	304,733	272,560	247,308

Operating income	182,036	148,215	70,279

Other income (expense):
Investment income	1,944	2,678	2,931
Foreign exchange gain (loss)	(2,006)	(169)	(104)
Other, net	(2,255)	(1,117)	(787)

Total other income (expense)	(2,317)	1,392	2,040

Income from continuing operations before income taxes	179,719	149,607	72,319

Income taxes	49,376	44,993	23,828

Income from continuing operations	130,343	104,614	48,491

Income (loss) from discontinued operations, net of tax	44,300	(2,836)	(1,387)

Net income	$174,643	$101,778	$47,104

Basic earnings (loss) per share
Income from continuing operations	$2.42	$1.83	$0.81
Income (loss) from discontinued operations	0.82	(0.05)	(0.02)

Net Income	$3.24	$1.78	$0.79

Diluted earnings (loss) per share
Income from continuing operations	$2.40	$1.82	$0.81
Income (loss) from discontinued operations	0.82	(0.05)	(0.02)

Net Income	$3.22	$1.77	$0.79

Basic weighted average shares outstanding	53,854	57,143	59,306
Diluted weighted average and equivalent shares outstanding	54,191	57,428	59,425

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

	Year Ended December 31,
	2011	2010	2009
Net income	$174,643	$101,778	$47,104

Other comprehensive income (loss):
Unrealized gain (loss) on hedging transactions, net of income taxes	6,209	(949)	19
Unrealized holding gains (losses) on investments, net of income taxes	(385)	(406)	737
Foreign currency translation adjustment	(688)	67	3,972

Comprehensive income	$179,779	$100,490	$51,832

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands)

	Class A Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2008	$722	$144,861	$(344,147)	$922,091	$(12,789)	$710,738
Repurchase of 3,173,182 shares of Class A Common Stock	—	—	(65,445)	—	—	(65,445)
Issuance of 691,176 treasury shares upon exercise of stock options, purchases under stock purchase plan and grants of restricted stock awards	—	(18,789)	23,761	—	—	4,972
Additional tax benefit resulting from exercise of options	—	(1,435)	—	—	—	(1,435)
Equity-based compensation	—	11,467	—	—	—	11,467
Net income	—	—	—	47,104	—	47,104
Unrealized holding gain on investments (net of income taxes)	—	—	—	—	737	737
Unrealized holding gain on hedging transactions (net of income taxes)	—	—	—	—	19	19
Foreign currency translation adjustment	—	—	—	—	3,972	3,972
Balance at December 31, 2009	$722	$136,104	$(385,831)	$969,195	$(8,061)	$712,129
Repurchase of 3,349,286 shares of Class A Common Stock	—	—	(102,091)	—	—	(102,091)
Issuance of 765,078 treasury shares upon exercise of stock options, purchases under stock purchase plan and grants of restricted stock awards	—	(16,918)	25,893	—	—	8,975
Additional tax benefit resulting from exercise of options	—	(1,342)	—	—	—	(1,342)
Equity-based compensation	—	11,871	—	—	—	11,871
Net income	—	—	—	101,778	—	101,778
Unrealized holding loss on investments (net of income taxes)	—	—	—	—	(406)	(406)
Unrealized holding loss on hedging transactions (net of income taxes)	—	—	—	—	(949)	(949)
Foreign currency translation adjustment	—	—	—	—	67	67
Balance at December 31, 2010	$722	$129,715	$(462,029)	$1,070,973	$(9,349)	$730,032
Repurchase of 4,353,801 shares of Class A Common Stock	—	—	(160,200)	—	—	(160,200)
Issuance of 809,084 treasury shares upon exercise of stock options, purchases under stock purchase plan and grants of restricted stock awards	—	(12,598)	25,607	—	—	13,009
Additional tax benefit resulting from exercise of options	—	210	—	—	—	210
Equity-based compensation	—	14,095	—	—	—	14,095
Net income	—	—	—	174,643	—	174,643
Unrealized holding loss on investments (net of income taxes)	—	—	—	—	(385)	(385)
Unrealized holding gain on hedging transactions (net of income taxes)	—	—	—	—	6,209	6,209
Foreign currency translation adjustment	—	—	—	—	(688)	(688)
Balance at December 31, 2011	$722	$131,422	$(596,622)	$1,245,616	$(4,213)	$776,925

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income	$174,643	$101,778	$47,104
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,000	31,209	32,913
Equity-based compensation	14,095	11,871	11,467
Asset impairment charges	0	0	(1,058)
Impairment of investments	219	0	958
Excess tax benefit from share-based compensation	(1,392)	(244)	(13)
Loss (gain) on sale of fixed assets	284	(58)	829
Gain on sale of business	(68,745)	0	0
Deferred income taxes	10,796	(1,347)	12,550
Changes in assets and liabilities, net of businesses acquired:
Accounts receivable, net	(3,269)	(4,603)	8,747
Inventories, net	(19,545)	(33,884)	22,315
Other assets	(11,408)	(3,993)	(733)
Accounts payable	(5,439)	6,619	(16,105)
Accrued liabilities	(11,086)	15,386	(16,315)
Deferred revenue	(14,131)	3,414	4,966
Income taxes	(14,983)	16,980	(2,008)
Other operating activities	5,582	(2,669)	81

Net cash provided by operating activities	79,621	140,459	105,698

Cash flows from investing activities:
Purchases of property and equipment	(26,918)	(30,721)	(24,890)
Proceeds from the sale of businesses	161,206	0	0
Acquisition of intangible assets	(1,232)	(3,497)	(425)
Purchases of investments and marketable securities	(991,633)	(382,091)	(329,292)
Maturities of investments and marketable securities	607,996	274,208	257,936
Proceeds from sales of investments	303,801	102,485	56,020

Net cash provided by (used in) investing activities	53,220	(39,616)	(40,651)

Cash flows from financing activities:
Purchase of treasury stock	(160,200)	(102,091)	(65,445)
Proceeds from exercise of stock options and stock purchase plan purchases	13,009	8,975	4,972
Excess tax benefit from equity-based compensation	1,392	244	13

Net cash used in financing activities	(145,799)	(92,872)	(60,460)

Effect of exchange rate changes on cash	1,835	562	1,089

Net increase (decrease) in cash and cash equivalents	(11,123)	8,533	5,676
Cash balance of discontinued operations at beginning of period	1,301	1,694	3,440
Less: Cash balance of discontinued operations at end of period	0	1,301	1,694
Cash and cash equivalents at beginning of period	46,175	37,249	29,827

Cash and cash equivalents at end of period	$36,353	$46,175	$37,249

Supplemental disclosures of cash flow information:
Income taxes paid	$65,364	$26,563	$10,742

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

In 2008 and 2007, we acquired WhereNet Corp., proveo AG, Navis Holdings, LLC (Navis) and Multispectral Solutions Inc., which we referred to as Zebra Enterprise Solutions Group (ZES). On January 31, 2011, we announced a definitive agreement to sell the Navis operations and certain other assets of ZES. Upon completion of the transaction we consolidated the remaining operations of ZES and no longer report ZES as a separate segment since it is not greater than 10% of Zebra’s consolidated totals.

Reclassifications. Prior-period financial results have been reclassified to account for the impact of the disposition of Navis, Zebra Enterprise Solutions GmbH (formerly “proveo AG”), and other immaterial Zebra operations. In January 2011, Zebra announced its entry into an agreement to sell Navis to Cargotec Corporation and on March 18, 2011, Zebra completed the transaction. In August 2011 Zebra sold its interest in proveo AG to F Two NV. Our audited balance sheet at December 31, 2010, has been adjusted to reflect these transactions by separately classifying assets and liabilities of Zebra’s discontinued operations. As a result, the statement of earnings for the Navis business, proveo AG and other immaterial Zebra operations as of and for the all periods presented are reported as discontinued operations. Prior-period amounts will differ from amounts previously reported because of the classification of the above operations as discontinued. See Note 23 Discontinued Operations.

Note 2 Summary of Significant Accounting Policies

Principles of Consolidation. These consolidated financial statements were prepared on a consolidated basis to include the accounts of Zebra and its wholly owned subsidiaries. All significant intercompany accounts, transactions and unrealized profit were eliminated in consolidation.

Fiscal Calendar. Zebra operates on a 4 week/4 week/5 week fiscal quarter, and each fiscal quarter ends on a Saturday. The fiscal year always begins on January 1 and ends on December 31. This fiscal calendar results in some fiscal quarters being either greater than or less than 13 weeks, depending on the days of the week those dates fall. During the 2011 fiscal year, our quarter end dates were as follows:

•	April 2,
•	July 2,
•	October 1, and
•	December 31.

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

Restricted Cash. In the Netherlands, we had an agreement with the import authorities to place €1,000,000 in a bank deposit account, which acted as security for the VAT payable as of December 31, 2010. This deferment agreement allows Zebra to simply quote our deferment number at import and quickly clear customs without the need to pay VAT. The bank deposit account cannot be accessed or used without cancelling the deferment agreement. This agreement was cancelled in the first quarter of 2011. The remaining balance primarily collateralizes payroll guarantees in foreign jurisdictions.

Investments and Marketable Securities. Investments and marketable securities at December 31, 2011, consisted of U.S. government and agency securities, state and municipal bonds, corporate bonds, and other security interests. Zebra classifies its debt and marketable equity securities in one of three categories: trading, available-for-sale or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those debt securities that Zebra has the ability and intent to hold until maturity. All securities not included in trading or held-to-maturity are classified as available-for-sale.

Trading and available-for-sale securities are recorded at fair value. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of discounts or premiums. Unrealized holding gains and losses on trading securities are included in earnings. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders’ equity until realized. As of December 31, 2011, our investments and marketable securities are classified as available-for-sale securities except for those securities held in the deferred compensation plan which are considered trading securities. In addition, all investments in marketable debt securities with maturities greater than one year are classified as long-term in the balance sheet due to our ability and intent to hold them until maturity.

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

Income Taxes. Zebra’s continuing practice is to recognize interest and penalties related to income tax matters as part of income tax expense. For the years ended December 31, 2011 and December 31, 2010, we did not accrue any interest or penalties into income tax expense.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2009	$4,000
Additions based on tax positions related to 2009	0
Additions based on tax positions related to 2010	0
Additions based on tax positions related to 2011	0

Balance at December 31, 2011	$4,000

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

Goodwill of a reporting unit should be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Examples of such events or circumstances include:

•	Significant adverse change in legal factors or in the business climate,
•	Adverse action or assessment by a regulator,
•	Unanticipated competition,
•	Loss of key personnel,
•	More-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed of,
•	Testing for recoverability under ASC 360 of a significant asset group within a reporting unit,
•	Recognition of a goodwill impairment loss in the financial statement of a subsidiary that is a component of a reporting unit, or
•	Allocation of a portion of goodwill to a business to be disposed of.

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

Other intangible assets capitalized consist primarily of current technology, customer relationships, patents and patent rights. These assets are recorded at cost and amortized on a straight-line basis over a weighted-average life of 3.0 years, which approximates the estimated useful lives. Weighted average lives remaining by intangible asset class are as follows: Current technology 3.2 years; Patent and patent rights 3.0 years; Customer relationships 0.8 years.

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

Advertising. Advertising costs are expensed as incurred. Advertising expenses for the years ended December 31, 2011, 2010 and 2009 totaled $8,070,000, $6,836,000 and $5,843,000, respectively.

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

	Year Ended December 31,
Warranty Reserve	2011	2010	2009
Balance at the beginning of the year	$4,554	$3,813	$2,814
Warranty expense	5,856	6,427	4,629
Warranty payments	(5,797)	(5,686)	(3,630)

Balance at the end of the period	$4,613	$4,554	$3,813

Fair Value of Financial Instruments. Zebra estimates the fair value of its financial instruments as follows:

Instrument	Method for determining fair value
Cash, cash equivalents, restricted cash, accounts receivable and accounts payable	Cost, which approximates fair value due to the short-term nature of these instruments
Investments in marketable debt securities	Market quotes from independent pricing services
Investments in auction rate securities	Broker quotations, discounted cash flow analysis or other types of valuation adjustment methodologies
Foreign currency forward contracts	Estimated using market quoted rates for foreign currency at the balance sheet date
Foreign currency option contracts	Estimated using market quoted rates for foreign currency at the balance sheet date and application of such rates subject to the option terms

In accordance with ASC 815 we recognize derivative instruments and hedging activities as either assets or liabilities on the balance sheet and measure them at fair value. Gains and losses resulting from changes in fair value are accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting. See Note 11 for additional information on our derivatives and hedging activities.

Equity-Based Compensation. At December 31, 2011, Zebra had a general equity-based compensation plan and a stock purchase plan under which shares of our common stock were available for future grants and sales, and which are described more fully in Note 16. We account for these plans in accordance with ASC 505 and ASC 718. Zebra recognizes compensation costs using the straight-line method over the vesting period of upon grant to up to 5 years.

The compensation expense and the related income tax benefit for share-based payments were included in the Consolidated Statement of Earnings (Loss) as follows (in thousands):

	For the years ended December 31,
Compensation costs and related income tax benefit:	2011	2010	2009
Cost of sales	$1,029	$882	$844
Selling and marketing	1,463	1,368	1,404
Research and development	1,387	1,282	1,426
General and administration	9,228	6,580	6,315

Total compensation expense	$13,107	$10,112	$9,989

Income tax benefit	$4,522	$3,489	$3,446

ASC 505 and ASC 718 requires the cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized (excess tax benefits) to be classified as cash flows from financing activities.

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

Foreign Currency Translation. The consolidated balance sheets of Zebra’s foreign subsidiaries, not having a U.S. dollar functional currency, are translated into U.S. dollars using the year-end exchange rate, and statement of earnings items are translated using the average exchange rate for the year. The resulting translation gains or losses are recorded in stockholders’ equity as a cumulative translation adjustment, which is a component of accumulated other comprehensive income (loss).

Acquisition Costs. Zebra expenses acquisition costs as incurred. Acquisition costs are included in the operating expense line item general and administrative expense. Acquisition costs were not significant for 2011, 2010 and 2009.

Concentration risks. Final assembly of our thermal printers is performed by Jabil Circuit, a third-party electronics manufacturer. We are now dependent on Jabil for the manufacture of such printers. A failure by Jabil to provide manufacturing services to Zebra as Zebra now requires, or any disruption in such manufacturing services, may adversely affect Zebra’s business results. Because we rely on a third-party provider such as Jabil to manufacture its products, Zebra may incur increased business continuity risks.

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of. Zebra accounts for long-lived assets in accordance with the provisions of ASC 350. The statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the sum of the undiscounted cash flows expected to result from the use and the eventual disposition of the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. See Note 8 for further information related to impairment charges.

Recently Issued Accounting Pronouncements. In October 2009, the FASB issued update 2009-13, ASC 605, Revenue Recognition: Multiple –Deliverable Revenue Arrangements-a consensus of the FASB Emerging Issues Task Force. The revised guidance provides for two significant changes to existing multiple element arrangement guidance. The first relates to the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. This change is significant as it will likely result in the requirement to separate more deliverables within an arrangement, ultimately leading to less revenue deferral. The second change modifies the manner in which the transaction consideration is allocated across the separately identifiable deliverables. These changes are likely to result in earlier recognition of revenue for multiple-element arrangements than under previous guidance. This standard is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The adoption of this standard did not have a material effect upon our consolidated financial statements.

In October 2009, the FASB issued update 2009-14, ASC 985, Software: Certain Revenue Arrangements That Include Software Elements – a consensus of the FASB Emerging Issues Task Force. This updated guidance is expected to significantly affect how entities account for revenue arrangements that contain both hardware and software elements. This standard is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. This adoption of this standard did not have any effect upon our consolidated financial statements.

In June 2011, the FASB issued update 2011-05, ASC 220, Comprehensive Income: Presentation of Comprehensive Income.

This updated guidance eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The main provisions of this update provide that an entity that reports items of other comprehensive income has the option to present comprehensive income in either one or two consecutive financial statements. This standard is effective for interim and annual periods beginning after December 15, 2011. This adoption of this standard did not have any effect upon our consolidated financial statements.

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

In December 2011, the FASB issued update 2011-12, ASC 220, Comprehensive Income: Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This update is to defer only those changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments, the paragraphs in this update supersede certain pending paragraphs in update 2011-05. While the Board is re-deliberating, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU 2011-05. All other requirements in ASU 2011-05 are not affected by this update. This standard is effective for fiscal years and interim periods within those years, beginning after December 15, 2011. This standard will not have a material effect upon our consolidated financial statements.

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

Level 1:	Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs. (i.e. U.S. Treasuries and money market funds)
Level 2:	Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.
Level 3:	Unobservable inputs are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as consider counterparty credit risk in the assessment of fair value. Included in our investment portfolio at December 31, 2011, is an auction rate security which is classified as available for sale and is reflected at fair value. Due to events in credit markets, however, the auction event for the instrument held by Zebra is failed. Therefore, the fair value of this security is estimated utilizing broker quotations, discounted cash flow analysis or other types of valuation adjustment methodologies at December 31, 2011. These analyses consider, among other items, the collateral underlying the security instruments, the creditworthiness of the counterparty, the timing of expected future cash flows, estimates of the next time the security is expected to have a successful auction, and Zebra’s intent and ability to hold such securities until credit markets improve. The security was also compared, when possible, to other securities with similar characteristics.

In June 2010, one of the four auction rate securities held at the end of 2009 was called by the issuer and redeemed at par value. Zebra received proceeds in the amount of $1,650,000 and adjusted other comprehensive income by $200,000.

In May 2011, one of the three remaining auction rate securities held at the end of 2010 was converted to actively traded securities in the amount of $2,550,000. The remaining $450,000 carrying value of this security was sold during the second quarter at a loss of $36,000. Of the two auction rate security instruments still owned as of October 1, 2011, Zebra determined in 2008 that one security was other than temporarily impaired and recorded a decline of $4,374,000 in 2008. We further reduced the remaining carrying value of $326,000 to zero in the third quarter of 2011. That security was later sold in the fourth quarter of 2011 for $107,000.

The decline in the market value of the remaining auction rate security is considered temporary and has been recorded in accumulated other comprehensive income (loss) on Zebra’s balance sheet. Since Zebra has the intent and ability to hold this auction rate security until it is sold at auction, redeemed at carrying value or reach maturity, we have classified it as a long-term investment on the balance sheet.

Financial assets and liabilities carried at fair value as of December 31, 2011, are classified below (in thousands):

	Level 1	Level 2	Level 3	Total

Assets:
U.S. government and agency securities	$25,540	$25,307	$0	$50,847
Obligations of government-sponsored enterprises (1)	0	16,612	0	16,612
State and municipal bonds	0	142,873	0	142,873
Corporate securities	0	77,321	2,588	79,909
Other investments	0	36	0	36

Investments subtotal	25,540	262,149	2,588	290,277
Forward contracts (2)	2,626	6,584	0	9,210
Money market investments related to the deferred compensation plan	3,199	0	0	3,199

Total assets at fair value	$31,365	$268,733	$2,588	$302,686

Liabilities:
Liabilities related to the deferred compensation plan	$3,199	$0	$0	$3,199

Total liabilities at fair value	$3,199	$0	$0	$3,199

Financial assets and liabilities carried at fair value as of December 31, 2010, are classified below (in thousands):

	Level 1	Level 2	Level 3	Total

Assets:
U.S. government and agency securities	$11,203	$10,115	$0	$21,318
Obligations of government-sponsored enterprises (1)	0	5,785	0	5,785
State and municipal bonds	0	131,626	2,683	134,309
Corporate securities	0	46,683	2,914	49,597
Other investments	0	36	0	36

Investments subtotal	11,203	194,245	5,597	211,045
Forward contracts (2)	1,569	1,706	0	3,275
Money market investments related to the deferred compensation plan	3,427	0	0	3,427

Total assets at fair value	$16,199	$195,951	$5,597	$217,747

Liabilities:
Liabilities related to the deferred compensation plan	$3,427	$0	$0	$3,427

Total liabilities at fair value	$3,427	$0	$0	$3,427

1)	Includes investments in notes issued by the Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association, the Federal Farm Credit Banks and the Federal Home Loan Bank.
2)	The fair value of forward contracts are calculated as follows:
a.	Fair value of forward collar contract associated with forecasted sales hedges are calculated using the midpoint of ask and bid rates for similar contracts.
b.	Fair value of regular forward contracts associated with forecasted sales hedges are calculated using the period-end exchange rate adjusted for the discount rate (3 month LIBOR rate).
c.	Fair value of balance sheet hedges are calculated at the period end exchange rate adjusted for current forward points unless the hedge has been traded but not settled at period end. If this is the case, the fair value is calculated at the rate at which the hedge is being settled.

The following table presents Zebra’s activity for assets measured at fair value on a recurring basis using significant unobservable inputs, Level 3 as defined in ASC 820 for the years ended December 31 (in thousands):

	Year Ended
	December 31, 2011	December 31, 2010

Balance at beginning of the year	$5,597	$7,047
Transfers to Level 3	0	0
Total losses (realized or unrealized):
Included in earnings	(255)	0
Included in other comprehensive income (loss)	317	200
Purchases and settlements (net)	(3,071)	(1,650)

Balance at end of period	$2,588	$5,597

Total gains (losses) for the period included in earnings attributable to the change in unrealized losses relating to assets still held at end of period	$0	$0

As of December 31, 2011 and December 31, 2010, there were no other Level 3 unrealized losses that Zebra believes to be other-than-temporary. No realized gains or losses were recorded for the years ended December 31, 2010 and 2009.

The following is a summary of short-term and long-term investments at December 31, 2011 and December 31, 2010 (in thousands):

	As of December 31, 2011

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

U.S. government and agency securities	$50,738	$115	$(6)	$50,847
Obligations of government-sponsored enterprises	16,581	32	(1)	16,612
State and municipal bonds	142,586	330	(43)	142,873
Corporate securities	81,132	164	(1,387)	79,909
Other investments	36	0	0	36

Total investments	$291,073	$641	$(1,437)	$290,277

	As of December 31, 2010

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

U.S. government and agency securities	$21,226	$98	$(6)	$21,318
Obligations of government-sponsored enterprises	5,731	54	0	5,785
State and municipal bonds	134,370	402	(463)	134,309
Corporate securities	49,884	199	(486)	49,597
Other investments	36	0	0	36

Total investments	$211,247	$753	$(955)	$211,045

The maturity dates of investments as of December 31, 2011 are as follows (in thousands):

	As of December 31, 2011

	Amortized Cost	Estimated Fair Value

Less than 1 year	$182,982	$182,398
1 to 5 years	106,777	106,560
6 to 10 years	1,314	1,319
Thereafter	0	0

Total	$291,073	$290,277

The carrying value for Zebra’s financial instruments classified as current assets (other than short-term investments) and current liabilities approximate fair value due to short maturities.

Note 4 Investments and Marketable Securities

We classify our investments in marketable debt securities as available-for-sale. As of December 31, 2011, all of our investments in marketable debt securities with maturities greater than one year are classified as long-term in the balance sheet due to our ability and intent to hold them until maturity.

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

Changes in unrealized gains and losses on available-for-sale securities are included in these financial statements as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Changes in unrealized gains and losses on available-for- sale securities, net of tax, recorded in accumulated other comprehensive income (loss)	$(385)	$(406)	$737

The following table shows the number, aggregate market value and unrealized losses (in thousands) of investments with market values that were less than amortized cost as of December 31, 2011. These lower market values are primarily caused by fluctuations in credit spreads. Market values are expected to recover to the amortized cost prior to maturity.

	Unrealized Loss < 12 months			Unrealized Loss > 12 months
	Number of investments	Aggregate Market Value	Unrealized Losses	Number of investments	Aggregate Market Value	Unrealized Losses

Government securities	5	$4,599	$(3)	6	$6,708	$(4)
State and municipal bonds	16	24,556	(7)	11	18,612	(36)
Corporate Securities	35	31,461	(855)	53	17,057	(532)

Total	56	$60,616	$(865)	70	$42,377	$(572)

As of December 31, 2010, the number, aggregate market value and unrealized losses (in thousands) of investments with market values that were less than amortized cost were:

	Unrealized Loss < 12 months			Unrealized Loss > 12 months
	Number of investments	Aggregate Market Value	Unrealized Losses	Number of investments	Aggregate Market Value	Unrealized Losses

Government securities	0	$0	$0	1	$610	$(6)
State and municipal bonds	10	17,707	(6)	13	20,461	(457)
Corporate Securities	3	4,029	(8)	12	13,850	(478)

Total	13	$21,736	$(14)	26	$34,921	$(941)

Using the specific identification method, the proceeds and realized gains on the sales of available-for-sale securities were as follows (in thousands):

	Year Ended December 31,

	2011	2010	2009
Proceeds	$303,801	$102,485	$56,020
Realized gains	388	458	260
Realized losses	(306)	(198)	(219)
Net realized losses included in other comprehensive income (loss) as of the end of the prior year	159	(264)	(26)

Included in Zebra’s cash, restricted cash, investments and marketable securities are amounts held by foreign subsidiaries which are generally invested in U.S. dollar-denominated holdings. Zebra had $96,829,000 as of December 31, 2011, and $42,367,000 as of December 31, 2010 of foreign cash and investments. Amounts held by foreign subsidiaries are generally subject to U.S. income taxation upon repatriation, however, Zebra does not see a need to repatriate these funds.

Note 5 Accounts Receivable Reserves

The components of accounts receivable are as follows (in thousands):

	As of
	December 31, 2011	December 31, 2010
Gross accounts receivable	$156,790	$131,602
Accounts receivable reserves	(1,560)	(1,459)

Accounts receivable, net	$155,230	$130,143

Note 6 Inventories

The components of inventories are as follows (in thousands):

	As of
	December 31, 2011	December 31, 2010
Raw material	$44,213	$33,441
Work in process	872	171
Deferred costs of long-term contracts	220	482
Finished goods	102,693	88,713

Total inventories, gross	147,998	122,807
Inventory reserves	(14,710)	(9,837)

Total inventories, net	$133,288	$112,970

Note 7 Property and Equipment

Property and equipment, which includes assets under capital leases, is comprised of the following (in thousands):

	As of December 31,
	2011	2010

Buildings	$2,086	$2,036
Land	504	471
Machinery, equipment and tooling	81,464	76,617
Furniture and office equipment	12,003	11,456
Computers and software	111,793	76,637
Automobiles	18	14
Leasehold improvements	15,494	12,041
Projects in progress – computers and software	9,135	26,844
Projects in progress - other	11,332	10,600

	243,829	216,716
Less accumulated depreciation and amortization	(146,007)	(129,623)

Net property and equipment	$97,822	$87,093

Other items related to property and equipment are as follows (in thousands):

	As of December 31,

	2011	2010

Unamortized computer software costs	$42,134	$17,298

	Year Ended December 31,

	2011	2010	2009

Amortization of capitalized software	$6,180	$5,624	$6,212
Total depreciation expense charged to income	20,680	20,291	20,945

Note 8 Goodwill and Other Intangible Asset Data

Intangible asset data are as follows (in thousands):

	As of December 31, 2011
	Gross Amount	Accumulated Amortization	Net Amount
Amortized intangible assets
Current technology	$12,718	$(11,403)	$1,315
Patent and patent rights	23,392	(12,079)	11,313
Customer relationships	1,773	(1,734)	39

Total	$37,883	$(25,216)	$12,667

Amortization expense for the year ended December 31, 2011		$3,320

Estimated amortization expense:
For the year ended December 31, 2012	3,593
For the year ended December 31, 2013	2,662
For the year ended December 31, 2014	2,413
For the year ended December 31, 2015	1,950
For the year ended December 31, 2016	1,511
Thereafter	538

Total	$12,667

During 2011, we acquired intangible assets in the amount of $6,232,000 for patents and other intellectual property. During 2010, we acquired intangible assets in the amount of $3,497,000 for patents and other intellectual property. These intangible assets have an estimated useful life of 2 to 9 years.

	As of December 31, 2010
	Gross Amount	Accumulated Amortization	Net Amount
Amortized intangible assets
Current technology	$12,718	$(10,863)	$1,855
Patent and patent rights	17,160	(9,351)	7,809
Customer relationships	1,773	(1,682)	91

Total	$31,651	$(21,896)	$9,755

Amortization expense for the year ended December 31, 2010		$3,211

	As of December 31,
	2011	2010
Unamortized intangible assets
Goodwill at gross cost	$180,731	$180,731
Impairment charges	(101,028)	(101,028)

Goodwill	$79,703	$79,703

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

If we believe that one or more of the above indicators of impairment have occurred, we perform an impairment test. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. We generally determine the fair value of our reporting units using three valuation methods: Income Approach – Discounted Cash Flow Analysis, Market Approach – Guideline Public Company Method and Market Approach – Comparative Transactions Method. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, we perform the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill. See detailed discussion on Valuation of Goodwill, Long-Lived and Other Intangible Assets in the Critical Accounting Policies and Estimates Section of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K. .

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

Note 9 Other Assets

Other assets consist of the following (in thousands):

	As of December 31,

	2011	2010

Money market investments related to the deferred compensation plan (See Note 17)	$3,199	$3,427
Long-term equity securities	80	98
Deposits	917	479

Total	$4,196	$4,004

Note 10 Costs Associated with Exit or Disposal Activities

In January 2011, we announced an agreement to sell a portion of ZES, which primarily consists of Navis, to Cargotec Corporation. Following the transaction which was completed on March 18, 2011, we retained the Location Solutions products from the former ZES, which includes active RFID real-time location solutions and associated tags and readers. In the first quarter of 2011, we also announced a plan to consolidate any remaining administrative and accounting functions from the former ZES into our corporate facilities in Illinois. The costs below incurred for the year ended December 31, 2011, represent the costs related to the consolidation and relocation of the administrative and accounting functions. Costs expected in 2012 related to consolidating the former ZES into the corporate facility are not expected to be material.

In 2008, we announced plans to establish regional distribution and configuration centers, consolidate our supplier base, and transfer final assembly of thermal printers to Jabil Circuit, Inc., a global third-party electronics manufacturer. We substantially completed these actions in 2010, and the costs noted below incurred through December 31, 2010, relate to the completion of this transfer. No more costs are expected to be incurred related to the transfer of Zebra’s final assembly to Jabil.

As of December 31, 2011, we have incurred the following exit costs related to consolidating the former ZES function into our corporate facilities (in thousands):

Type of Cost	Costs incurred for the year ended December 31, 2011	Additional costs expected to be incurred	Total costs expected to be incurred

Severance, stay bonuses, and other employee-related expenses	$1,113	$50	$1,163
Professional services	890	50	940
Relocation and transition costs	38	300	338

Total	$2,041	$400	$2,441

As of December 31, 2011, we have incurred the following exit costs related to transfer of our final assembly to Jabil (in thousands):

Type of Cost	Cost incurred through December 31, 2010	Costs incurred for the year ended December 31, 2011	Total costs incurred as of December 31, 2011

Severance, stay bonuses, and other employee-related expenses	$6,764	$0	$6,764
Professional services	6,050	0	6,050
Relocation and transition costs	10,761	0	10,761
Other exit costs	63	0	63

Total	$23,638	$0	$23,638

Liabilities and expenses related to exit activities were as follows (in thousands):

	Year Ended December 31,
	2011	2010

Balance at beginning of period	$1,479	$3,038
Charged to earnings	2,041	2,262
Cash paid	(2,472)	(3,821)

Balance at the end of period	$1,048	$1,479

Liabilities related to exit activities are included in the accrued liabilities line item on the balance sheet. Exit costs are included in operating expenses under the line item exit and restructuring costs.

Note 11 Derivative Instruments

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

Summary financial information related to these activities included in our consolidated statement of earnings as other income (expense) is as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009

Change in gains (losses) from foreign exchange derivatives	$(825)	$5,074	$(512)
Gain (loss) on net foreign currency assets	(1,181)	(5,243)	408

Net foreign exchange loss	$(2,006)	$(169)	$(104)

	As of
	December 31, 2011	December 31, 2010

Notional balance of outstanding contracts:
Euro/US dollar	€36,684	€46,307
Pound/US dollar	£6,016	£6,162
Net fair value of outstanding contracts	$54	$667

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

Summary financial information related to the cash flow hedges is as follows (in thousands):

	As of
	December 31, 2011	December 31, 2010
Net unrealized gains (losses) deferred in other comprehensive income:
Gross	$8,878	$(1,522)
Income tax expense (benefit)	2,669	(573)

Net	$6,209	$(949)

Summary financial information related to the cash flow hedges of future revenues follows (in thousands, except percentages):

	As of
	December 31, 2011	December 31, 2010
Notional balance of outstanding contracts versus the dollar	€85,105	€73,800
Hedge effectiveness	100%	100%

	Year Ended December 31,
	2011	2010	2009

Net gains and (losses) included in revenue	$(4,159)	$(630)	$603

Forward Contracts

We record our forward contracts at fair value on our consolidated balance sheet as either long-term other assets or long-term other liabilities depending upon the fair value calculation as detailed in Note 3 of Zebra’s financial statements. The amounts recorded on our consolidated balance sheets are as follows (in thousands):

	As of
	December 31, 2011	December 31, 2010
Assets:
Other assets	$9,210	$3,275

Total	$9,210	$3,275

Note 12 Commitments and Contingencies

Leases. Minimum future obligations under all non-cancelable operating leases as of December 31, 2011 are as follows (in thousands):

Operating Leases
2012	$10,888
2013	10,033
2014	6,905
2015	3,951

2016	3,003
Thereafter	6,759

Total minimum lease payments	$41,539

Rent expense for operating leases charged to operations was as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009

Rent expense	$13,907	$11,469	$11,725

The operating lease information includes a variety of properties around the world. These properties are used as manufacturing facilities, distribution centers and sales offices. Lease terms range from one year to 17 years with breaking periods specified in the lease agreements.

Letters of Credit. In connection with various customer contracts, Zebra has entered into four letters of credit agreements with a bank. The contingent liability of Zebra under these agreements as of December 31, 2011, is $1,468,000. See below for letters of credit related to our revolving credit agreement.

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

The credit agreement includes customary representations, warranties, affirmative and negative covenants (including, among others, restrictions on the payment of cash dividends) and events of default (and related remedies, including acceleration and increased interest rates following an event of default). It also contains financial covenants tied to Zebra’s leverage ratio and fixed charge coverage ratio. As of December 31, 2011, we had established letters of credit amounting to $3,500,000, which reduce the funds available for borrowing under the agreement. As of December 31, 2011 and 2010, no amounts were outstanding under the credit agreement.

Legal Proceedings. On April 9, 2008, a complaint was filed in the U.S. District Court for the Northern District of Illinois by Barcode Informatica, Ltd. (“Barcode”), a former Brazilian reseller, against Zebra. The complaint alleged that Zebra wrongfully terminated Barcode’s reseller status and tortiously interfered with Barcode’s alleged bid for the sale of printers to a Brazilian customer. On March 23, 2011, the district court dismissed Barcode’s case and on October 14, 2011, Barcode re-filed its lawsuit in Brazil. In January of 2012, the Brazilian lawsuit was settled by the parties and the lawsuit dismissed. The amount of the settlement was not significant.

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

Note 13 Savings and Profit Sharing Plans

Zebra has a Retirement Savings and Investment Plan (401(k) Plan), which is intended to qualify under Section 401(k) of the Internal Revenue Code. In 2009, Zebra announced changes to its 401(k) Plan, profit sharing plan and stock purchase plan. Qualified employees may participate in Zebra’s 401(k) Plan by contributing up to 15% of their gross earnings to the plan subject to certain Internal Revenue Service restrictions. Effective March 1, 2009, Zebra reduced the company match to each participant’s contribution from 6% of gross eligible earnings at the rate of 50%, to 3% of gross eligible earnings at the rate of 50%. Effective January 1, 2010, Zebra increased the company match to each participant’s contribution to a total of 4%. Zebra will match 100% of the first 2% of gross eligible earnings, and also match the next 4% of gross eligible earnings at the rate of 50%. Zebra may contribute additional amounts to its 401(k) Plan at the discretion of the Board of Directors, subject to certain legal limits.

In 2009, Zebra announced that it was suspending any further contributions to the profit sharing plan until further notice. Participants are not permitted to make contributions under the profit-sharing plan.

Company contributions to these plans, which were charged to operations, approximated the following (in thousands):

	Year Ended December 31,

	2011	2010	2009

401(k)	$4,813	$4,586	$2,210
Profit sharing	0	0	145

Total	$4,813	$4,586	$2,355

Note 14 Stockholders’ Equity

Share count and par value data related to stockholders’ equity are as follows:

	As of
	December 31, 2011	December 31, 2010
Preferred Stock
Par value per share	$0.01	$0.01
Shares authorized	10,000,000	10,000,000
Shares outstanding	0	0
Common Stock—Class A
Par value per share	$0.01	$0.01
Shares authorized	150,000,000	150,000,000
Shares issued	72,151,857	72,151,857
Shares outstanding	52,095,166	55,711,325
Treasury stock
Shares held	20,056,691	16,440,532

During the year ended December 31, 2011, Zebra purchased 4,353,801 shares of common stock for $160,200,000 under board authorized share repurchase plans compared to the year ended December 31, 2010, in which Zebra purchased 3,349,286 shares of common stock for $102,091,000. During the year ended December 31, 2009, Zebra purchased 3,173,182 shares of common stock for $65,445,000.

A roll forward of Class A common shares outstanding is as follows:

	Year Ended December 31,

	2011	2010

Balance at the beginning of the year	55,711,325	58,318,983
Repurchases	(4,353,801)	(3,349,286)
Stock options, rights and ESPP issuances	593,574	389,799
Restricted share issuances	215,510	375,279
Restricted share forfeitures	(17,138)	(16,252)
Shares withheld for tax obligations	(54,304)	(7,198)

Balance at the end of the period	52,095,166	55,711,325

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

The Board of Directors has determined to allow the Rights to expire on March 14, 2012.

Note 15 Earnings (Loss) Per Share

For the years ended December 31, 2011, 2010, and 2009, earnings (loss) per share were computed as follows (in thousands, except per-share amounts):

	Year Ended December 31,

	2011	2010	2009

Weighted average shares:

Weighted average common shares outstanding	53,854	57,143	59,306
Effect of dilutive securities outstanding	337	285	119

Diluted weighted average shares outstanding	54,191	57,428	59,425

Earnings (loss):
Income from continuing operations	$130,343	$104,614	$48,491
Income (loss) from discontinued operations	44,300	(2,836)	(1,387)

Net Income	$174,643	$101,778	$47,104

Basic per share amounts:
Income from continuing operations	$2.42	$1.83	$0.81
Income (loss) from discontinued operations	0.82	(0.05)	(0.02)

Net Income	$3.24	$1.78	$0.79

Diluted per share amounts:
Income from continuing operations	$2.40	$1.82	$0.81
Income (loss) from discontinued operations	0.82	(0.05)	(0.02)

Net Income	$3.22	$1.77	$0.79

The potentially dilutive securities that were excluded from the earnings (loss) per share calculation consist of stock options and stock appreciation rights (SARs) with an exercise price greater than the average market price of the Class A Common Stock. These options were as follows:

	Year Ended December 31,

	2011	2010	2009

Potentially dilutive shares	1,425,880	1,844,038	2,350,854

Note 16 Equity-Based Compensation

As of December 31, 2011, Zebra had a general equity-based compensation plan and a stock purchase plan under which shares of our common stock were available for future grants and sales, and which are described below.

On May 19, 2011, Zebra’s stockholders approved the 2011 Zebra Technologies Corporation Long Term Incentive Plan (the 2011 Plan), which included authorization for issuance of awards of 5,500,000 shares under the 2011 Plan. The 2011 Plan became effective immediately and superseded the 2006 Incentive Compensation Plan (the 2006 Plan), the 1997 Stock Option Plan (the 1997 Plan) and the 2002 Non-Employee Director Stock Option Plan (the 2002 Director Plan), except that the prior plans will remain in effect with respect to awards granted under the prior plans until such awards have been exercised, forfeited, cancelled, expired or otherwise terminated in accordance with the terms of such grants. The types of awards available under the 2011 Plan are incentive stock options, nonqualified stock options, stock appreciation rights (SARs), restricted stock, performance shares and units and performance-based cash bonuses. Employees, directors and consultants of Zebra and its subsidiaries are eligible to participate in the 2011 Plan. The Compensation Committee of the Board of Directors administers the plan. As of December 31, 2011, 5,455,022 shares were available for grant under the plan, and options for 32,341 shares were outstanding under the 2011 Plan.

The options and SARs granted under the 2011 Plan have an exercise or grant price equal to the closing market price of Zebra’s stock on the date of grant. Options and SAR’s generally vest over a four or five-year period. These awards expire on the earlier of (a) ten years following the grant date, (b) immediately if the employee is terminated for cause, (c) ninety days after termination of employment if the employee is terminated involuntarily other than for cause, (d) thirty days after termination of employment if the employee voluntarily terminates his or her employment, or (e) one year after termination of employment if the employee’s employment terminates due to death, disability, or retirement.

The following table shows the number of shares of time-vested restricted stock granted in 2011 and the vesting schedules of the restricted stock awards that were granted under the Plan to certain executive officers and other members of management.

Vesting period	Number of shares granted
At grant	5,905
After three years of service	209,605

These restricted stock awards will vest at each vesting date if the employee remains employed by Zebra throughout the applicable time period, but will vest in whole or in part (as set forth in each Restricted Stock Agreement) before the end of the each vesting period in the event of death, disability, resignation for good reason, a change in control (as defined in the 2011 Plan), or termination by Zebra other than for Cause, as defined in the Restricted Stock Agreement entered into by Zebra with each employee who was granted restricted stock . The restricted stock is forfeited in certain situations specified in the Restricted Stock Agreement, including, if the employee’s employment is terminated by Zebra for Cause or if the employee resigns for other than good reason. Zebra’s restricted stock awards are expensed over the vesting period of the related award, which is typically three to five years. However, some recent awards vested upon grant. Compensation cost is calculated as the market date fair value on grant date multiplied by the number of shares granted.

The 2006 Plan was superseded by the 2011 Plan. As of December 31, 2011, options and SARs for 2,040,232 shares were outstanding and exercisable under the 2006 Plan. These options and SARs expire on the earlier of (a) ten years following the grant date, or (b) immediately if the employee is terminated for cause, (c) ninety days after termination of employment if the employee is terminated involuntarily other than for cause, (d) thirty days after termination of employment if the employee voluntarily terminates his or her employment, or (e) one year after termination of employment if the employee’s employment terminates due to death, disability, or retirement.

The 1997 Plan was superseded by the 2006 Plan. As of December 31, 2011, options for 822,217 shares were outstanding and exercisable under the 1997 Plan. These options terms are the same as noted in the paragraph above in the 2006 Plan.

The 2002 Director Plan was superseded by the 2006 Plan. As of December 31, 2011, options for 80,000 shares were outstanding and exercisable under the 2002 Director Plan. Unless otherwise provided in an option agreement, options granted under the 2002 Director Plan become exercisable in five equal increments beginning on the date of the grant and continuing on each of the four anniversaries thereafter. All such options expire on the earlier of (a) ten years following the grant date, (b) the first anniversary of the termination date of the non-employee director’s directorship for any reason other than the termination of the non-employee director’s directorship by Zebra’s stockholders for cause, or resignation for cause, in each case as defined in the option agreement.

In connection with Zebra’s acquisitions of Navis and WhereNet, Zebra assumed existing unvested stock options exercisable for shares of Navis’ common stock and WhereNet’s common stock, respectively, and made them options exercisable for Zebra common stock. These new options have exercise prices and vesting dates based on their previous terms. The vesting dates extended in some cases until April 30, 2011 for the Navis options and extended until October 23, 2010 for the WhereNet options. As of December 31, 2011, no outstanding Navis options were exercisable into shares of Zebra Class A Common Stock. As of December 31, 2011, outstanding WhereNet options were exercisable into 15,584 shares of Zebra Class A Common Stock.

On May 19, 2011 Zebra’s stockholders adopted the 2011 Employee Stock Purchase Plan (which replaced the 2001 Stock Purchase plan) under which employees who work a minimum of 20 hours per week may elect to withhold up to 10% of their cash compensation through regular payroll deductions to purchase shares of Class A Common Stock from Zebra over a period not to exceed 12 months at a purchase price per share which prior to April 1, 2009 was equal to the lesser of: (1) 85% of the fair market value of the shares as of the date of the grant, or (2) 85% of the fair market value of the shares as of the date of purchase. Effective April 1, 2009, the purchase price per share is now equal to the lesser of: (1) 95% of the fair market value of the shares as of the date of the grant, or (2) 95% of the fair market value of the shares as of the date of purchase. The effect of this change to Zebra was to reduce the general and administrative expense related to this portion of Zebra’s stock purchase plan. Stock purchase plan expense for the year ended December 31, 2011 was $321,000. Stock purchase plan expense for the year ended December 31, 2010 was $315,000 and for the year ended December 31, 2009 was $514,000.

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

	2011	2010	2009

Expected dividend yield	0%	0%	0%
Forfeiture rate	11.50%	9.78%	9.92%
Volatility	35.33%	39.50%	43.08%
Risk free interest rate	2.01%	2.26%	2.23%
- Range of interest rates	0.01% - 3.18%	0.06% - 3.41%	0.15% - 3.29%
Expected weighted-average life	5.42 years	5.36 years	5.23 years
Fair value of options and SARs granted	$5,495,000	$6,527,000	$6,046,000
Weighted-average grant date fair value of options and SARs granted (per underlying share)	$14.29	$10.64	$8.06

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

Stock option and SAR activity for the years ended December 31, 2011, 2010, and 2009, was as follows:

	2011		2010		2009
Options and SARs	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	3,575,746	$ 32.68	3,451,945	$ 32.81	3,139,174	$ 35.83
Granted	387,847	41.13	612,681	27.82	749,951	19.96
Exercised	(586,387)	25.91	(304,565)	23.03	(128,311)	17.53
Forfeited	(302,679)	26.39	(93,476)	30.44	(132,646)	37.28
Expired	(84,153)	40.69	(90,839)	38.02	(176,223)	39.88
Outstanding at end of year	2,990,374	$ 35.47	3,575,746	$ 32.68	3,451,945	$ 32.81
Exercisable at end of year	1,894,324	$ 38.00	2,042,664	$ 36.24	1,884,449	$ 35.23
Intrinsic value of exercised options and SARs	$ 8,100,000		$ 2,567,000		$ 738,000

There were no stock options granted in 2011, 2010 or 2009. The terms of the SARs are established under the applicable Plan and the applicable SAR agreement. Once vested, a SAR entitles the holder to receive a payment equal to the difference between the per-share grant price of the SAR and the fair market value of a share of Zebra stock on the date the SAR is exercised, multiplied by the number of shares covered by the SAR. Exercised SARs will be settled in whole shares of Zebra stock, and any fraction of a share will be settled in cash. Vesting of SARs granted in 2011 is as follows: 16,045 SARs vested upon grant and 371,802 SARs vest annually in four equal amounts on each of the first four anniversaries of the grant date. Vesting of SARs granted in 2010 is as follows: 18,000 SARs vested after one year, 474,382 SARs vest annually in four equal amounts on each of the first four anniversaries of the grant date; 120,299 vest 25% on the third and fourth anniversary of the grant date, with an additional 50% vesting on the fifth anniversary of the grant date. All SARs expire 10 years after the grant date.

The following table summarizes information about stock options and SARs outstanding at December 31, 2011:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$ 1.29-$25.23	603,176	5.95 years	$20.31	347,741	$20.67
$ 25.24-$35.75	567,476	8.00 years	28.93	149,295	30.41
$ 35.76-$41.25	684,979	5.73 years	38.41	595,291	38.66
$ 41.26-$45.62	753,244	6.32 years	43.16	420,498	44.42
$ 45.63-$53.92	381,499	2.91 years	48.70	381,499	48.70

	2,990,374			1,894,324

	Outstanding	Exercisable
Aggregate intrinsic value	$ 15,751,000	$ 7,272,000
Weighted-average remaining contractual term	6.0 years	4.7 years

Restricted stock award activity, granted under the 2006 Plan, for the years ended December 31, 2011, 2010 and 2009 was as follows:

	2011		2010		2009
Restricted Stock Awards and Performance Share Awards	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of year	844,686	$ 25.47	507,984	$ 23.94	283,567	$ 30.35
Granted	215,510	41.25	375,279	27.84	298,703	20.02
Released	(204,681)	30.03	(22,325)	29.11	(35,904)	32.97
Forfeited	(19,374)	29.08	(16,252)	26.19	(38,382)	32.34
Outstanding at end of year	836,141	$ 28.34	844,686	$ 25.47	507,984	$ 23.94

As of December 31, 2011, there was $17,895,000 of unearned compensation cost related to awards granted under Zebra’s equity-based compensation plans, which is expected to be recognized over a weighted-average period of 2.4 years.

The fair value of the purchase rights issued to Zebra employees under the stock purchase plan is estimated using the following weighted-average assumptions for purchase rights granted. Expected lives of three months to one year have been used along with these assumptions.

	2011	2010	2009

Fair market value	$34.77	$27.95	$21.41
Option price	$33.03	$26.55	$19.66
Expected dividend yield	0%	0%	0%
Expected volatility	33%	25%	34%
Risk free interest rate	0.07%	0.14%	0.18%

Note 17 Deferred Compensation Plan

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

The following table shows the income, asset and liability amounts related to this plan (in thousands):

	As of December 31,
	2011	2010
Money market investments included in other assets	$3,199	$3,427
Deferred compensation liability included in other long-term liabilities	$3,199	$3,427

Note 18 Income Taxes

The geographical sources of income (loss) before income taxes were as follows (in thousands):

	Year Ended December 31,

	2011	2010	2009

United States	$78,593	$72,298	$43,486
Outside United States	101,126	77,309	28,833

Total	$179,719	$149,607	$72,319

Zebra earns a significant amount of our operating income outside the U.S., which is deemed to be permanently reinvested in foreign jurisdictions. Zebra does not currently foresee a need to repatriate funds, however, should Zebra require more capital in the U.S. than is generated by our operations locally, Zebra could elect to repatriate funds held in foreign jurisdictions or raise capital in the U.S. through debt or equity issuances. These alternatives could result in higher effective tax rates or increased interest expense. Deferred income taxes are not provided on undistributed earnings of foreign subsidiaries, aggregating approximately $175,000,000 at December 31, 2011 and $90,000,000 at December 31, 2010.

The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,

	2011	2010	2009

Current:
Federal	$7,250	$25,795	$3,404
State	1,191	3,108	1,569
Foreign	28,175	17,157	6,066

Total current	36,616	46,060	11,039
Deferred:
Federal	12,477	(3,591)	10,504
State	405	2,524	509
Foreign	(122)	0	1,776

Total deferred	12,760	(1,067)	12,789

Total	$49,376	$44,993	$23,828

The provision for income taxes differs from the amount computed by applying the U.S. statutory Federal income tax rate of 35% to income before income taxes. The reconciliation of statutory and effective income taxes is presented below (in thousands):

	Year Ended December 31,

	2011	2010	2009

Provision computed at statutory rate	$62,905	$51,714	$25,017
State income tax, net of Federal tax benefit	1,432	1,884	1,275
Tax-exempt interest income	(334)	(554)	(1,048)
Acquisition related items	0	(315)	0
Domestic manufacturing deduction	(212)	(70)	(700)
Research and experimental credit	(508)	(713)	(445)
Foreign rate differential	(13,899)	(8,134)	(2,971)
Other	(8)	1,181	2,700

Provision for income taxes	$49,376	$44,993	$23,828

In conjunction with the opening of Zebra’s Singapore distribution center and the establishment of Singapore as a regional headquarter location in 2009, Zebra negotiated a 10% income tax rate with the Singapore Economic Development Board. The negotiated rate is a reduction from the then current statutory rate of 17%. The 10% rate expires at the end of 2014 unless Zebra meets agreed commitments for employees and business expenditures in Singapore. If these requirements are met, the 10% rate extends through 2018. This agreement reduced Zebra’s consolidated income taxes by $2,030,000 in 2011, $1,247,000 in 2010, and $87,000 in 2009.

Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. Based on management’s assessment, it is more likely than not that the deferred tax assets will be realized through future taxable earnings.

Tax effects of temporary differences that give rise to deferred tax assets and liabilities are as follows (in thousands):

	$00000000	$00000000
	As of December 31,
	2011	2010

Deferred tax assets:
Deferred rent	$623	$804
Accrued vacation	1,926	1,492
Accrued bonus	4,342	5,601
Deferred compensation	1,451	1,459
Inventory items	7,072	4,962
Allowance for doubtful accounts and other receivables	355	241
Other accruals	7,355	6,796
Equity based compensation expense	16,124	16,463
Unrealized gain on securities	288	76
Unrealized loss on other investments	0	570
Net operating loss carry-forwards	4,511	8,065
Valuation allowance	(267)	(267)

Total deferred tax assets	43,780	46,262

Deferred tax liabilities:
Unrealized loss on other investments	(931)	0
Unrealized loss on securities	0	(42)
Depreciation and amortization	(17,052)	(9,296)

Total deferred tax liabilities	(17,983)	(9,338)

Net deferred tax assets	$25,797	$36,924

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

Included in deferred tax assets are amounts related to federal and state net operating losses that resulted from our acquisition of WhereNet Corp. As of December 31, 2011, we had approximately $8,436,000 of federal net operating loss carryforwards available to offset future taxable income which expire in 2022 through 2027. As of December 31, 2011, we also had approximately $27,134,000 of state net operating loss carryforwards which expire in 2012 through 2020. Zebra’s intention is to utilize these net operating loss carryforwards to offset future income tax expense. Under the United States Tax Reform Act of 1986, the amounts of benefits from net operating loss carryforwards may be impaired or limited in certain circumstances, including significant changes in ownership interests.

Deferred tax asset valuation allowances included in the temporary differences above are as follows (in thousands):

	$0000000000	$0000000000	$0000000000
	Year Ended December 31,
Valuation allowance	2011	2010	2009
Balance at the beginning of the year	$267	$0	$0
Additions	0	267	0
Subtractions	0	0	0

Balance at the end of the period	$267	$267	$0

Zebra’s deferred tax valuation allowance is the result of uncertainties regarding the future realization of recorded tax benefits on state income tax loss carry-forwards. The addition in 2010 is primarily related to state income tax law changes in 2011 for that year and tax years going forward.

U.S. federal tax returns for years 2008 through 2010 are currently under audit. The tax years 2008 through 2010 remain open to examination by multiple state taxing jurisdictions. Tax authorities in the United Kingdom have completed income tax audits for tax years through 2006.

Zebra’s continuing practice is to recognize interest and/or penalties related to income tax matters as part of income tax expense. For the years ended December 31, 2011, 2010 and 2009, we did not accrue any interest or penalties into income tax expense.

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

The components of other comprehensive income (loss) included in the Consolidated Statements of Comprehensive Income (Loss) are as follows (in thousands):

	$00000	$00000	$00000
	Year Ended December 31,
	2011	2010	2009
Changes in unrealized gains and (losses) on hedging transactions:
Gross	$8,878	$(1,522)	$31
Income tax (benefit)	2,669	(573)	12

Net	$6,209	$(949)	$19

Changes in unrealized holding gains and (losses) on investments classified as available-for-sale:
Gross	$(597)	$(652)	$1,182
Income tax (benefit)	(212)	(246)	445

Net	$(385)	$(406)	$737

Foreign currency translation adjustments	$(688)	$67	$3,972

The components of accumulated other comprehensive income (loss) included in the Consolidated Balance Sheets are as follows (in thousands):

	As of December 31,
	2011	2010
Foreign currency translation adjustments	$(8,963)	$(8,275)

Unrealized gains and (losses) on hedging transactions:
Gross	7,355	(1,523)
Income tax expense (benefit)	2,096	(573)

Net	5,259	(950)

Unrealized gains and (losses) on investments classified as available-for-sale:
Gross	(797)	(200)
Income tax expense (benefit)	(288)	(76)

Net	(509)	(124)

Total accumulated other comprehensive income (loss)	$(4,213)	$(9,349)

Note 20 Geographic Data

Information regarding Zebra’s operations by geographic area is contained in the following table. These amounts (in thousands) are reported in the geographic area of the destination of the final sale. We manage our business based on these regions rather than by individual countries.

	North America	Europe, Middle East & Africa	Latin America	Asia	Total

2011
Net sales	$409,208	$342,578	$89,715	$141,987	$983,488
Long-lived assets	88,382	5,965	362	3,113	97,822

2010
Net sales	$394,865	$305,659	$80,679	$113,156	$894,359
Long-lived assets	78,938	6,566	332	1,257	87,093

2009
Net sales	$348,342	$256,939	$60,466	$72,735	$738,482
Long-lived assets	67,487	6,035	347	1,203	75,072

Net sales by country that are greater than 10% of total net sales are as follows (in thousands):
	United States	United Kingdom	Singapore	Other	Total

2011	$504,283	$339,027	$136,757	$3,421	$983,488
2010	$482,891	$303,604	$105,286	$2,578	$894,359
2009	$438,946	$253,548	$42,144	$3,844	$738,482

Net sales by major product category are as follows (in thousands):
	Hardware	Supplies	Service and Software	Shipping and Handling	Total

2011	$743,308	$187,457	$47,206	$5,517	$983,488
2010	$676,738	$167,633	$44,829	$5,159	$894,359
2009	$534,993	$155,847	$42,379	$5,263	$738,482

Note 21 Major Customers

Our net sales to significant customers as a percentage of total net sales were as follows:

	Year Ended December 31,
	2011	2010	2009
Customer A	20.7%	19.8%	17.5%
Customer B	10.5%	9.8%	5.7%

No other customer accounted for 10% or more of total net sales during these years.

Note 22 Quarterly Results of Operations (unaudited)

(Amounts in thousands, except per share data)

	2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net Sales
Net sales of tangible products	$226,120	$232,762	$241,686	$235,714
Revenue from services and software	11,181	12,779	11,652	11,594

Total net sales	237,301	245,541	253,338	247,308

Cost of Sales
Cost of sales of tangible products	110,781	117,732	122,529	118,792
Cost of sales services and software	6,522	6,111	7,256	6,996

Cost of sales	117,303	123,843	129,785	125,788

Gross Profit	119,998	121,698	123,553	121,520

Operating expenses:
Selling and marketing	28,528	30,950	31,942	36,377
Research and development	21,681	22,487	22,584	23,174
General and administrative	22,706	20,688	19,166	19,089
Amortization of intangible assets	835	836	843	806
Litigation settlement	0	0	0	0
Exit and restructuring	1,886	66	138	(49)

Total operating expenses	75,636	75,027	74,673	79,397

Operating income	44,362	46,671	48,880	42,123

Other income (loss)
Investment income (loss)	560	656	134	594
Foreign exchange gain (loss)	(294)	(833)	(173)	(706)
Other, net	(254)	(243)	(859)	(899)

Total other income (loss)	12	(420)	(898)	(1,011)

Income from continuing operations before income taxes	44,374	46,251	47,982	41,112
Income taxes	14,246	13,082	13,795	8,253

Income from continuing operations	30,128	33,169	34,187	32,859
Income (loss) from discontinued operations, net of tax	31,506	(205)	10,814	2,185

Net income	$61,634	$32,964	$45,001	$35,044

Basic earnings per share:
Income from continuing operations	$0.54	$0.60	$0.64	$0.63
Income from discontinued operations	0.57	0.00	0.20	0.04

Net Income	$1.11	$0.60	$0.84	$0.67

Diluted earnings per share:
Income from continuing operations	$0.54	$0.60	$0.64	$0.63
Income from discontinued operations	0.56	0.00	0.20	0.04

Net Income	$1.10	$0.60	$0.84	$0.67

Basic weighted average shares outstanding	55,353	54,546	53,339	52,108
Diluted weighted average and equivalent shares outstanding	55,774	54,958	53,628	52,354

	2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net Sales
Net sales of tangible products	$201,463	$207,748	$218,271	$222,048
Revenue from services and software	10,512	10,810	11,536	11,971

Total net sales	211,975	218,558	229,807	234,019

Cost of Sales
Cost of sales of tangible products	109,075	114,081	114,924	112,550
Cost of sales services and software	5,137	5,068	5,636	7,113

Cost of sales	114,212	119,149	120,560	119,663

Gross Profit	97,763	99,409	109,247	114,356

Operating expenses:
Selling and marketing	24,673	27,682	28,068	31,942
Research and development	18,324	20,653	21,862	21,736
General and administrative	19,318	17,955	18,147	17,809
Amortization of intangible assets	741	740	839	891
Litigation settlement	0	0	0	(1,082)
Exit and restructuring costs	1,766	466	0	30

Total operating expenses	64,822	67,496	68,916	71,326

Operating income	32,941	31,913	40,331	43,030

Other income (loss)
Investment income (loss)	842	634	635	567
Foreign exchange gain (loss)	168	424	(148)	(613)
Other, net	(270)	(455)	(160)	(232)

Total other income (loss)	740	603	327	(278)

Income from continuing operations before income taxes	33,681	32,516	40,658	42,752
Income taxes	8,134	10,331	13,411	13,117

Income from continuing operations	25,547	22,185	27,247	29,635
Income (loss) from discontinued operations, net of tax	(814)	492	(1,096)	(1,418)

Net income	$24,733	$22,677	$26,151	$28,217

Basic earnings per share:
Income from continuing operations	$0.44	$0.38	$0.48	$0.53
Income (loss) from discontinued operations	(0.01)	0.01	(0.02)	(0.03)

Net Income	$0.43	$0.39	$0.46	$0.50

Diluted earnings per share:
Income from continuing operations	$0.44	$0.38	$0.48	$0.53
Income (loss) from discontinued operations	(0.02)	0.01	(0.02)	(0.03)

Net Income	$0.42	$0.39	$0.46	$0.50

Basic weighted average shares outstanding	58,016	57,489	56,739	56,332
Diluted weighted average and equivalent shares outstanding	58,265	57,737	56,998	56,692

Note 23 Discontinued Operations

Sale of Navis, LLC - On March 18, 2011, we sold our Navis marine terminal solutions business and the related WhereNet marine terminal solutions product line of our Zebra Enterprise Solutions (“ZES”) business segment for approximately $188,588,000 in cash to Cargotec Corporation. Zebra has a short term receivable from the buyer in the amount of $27,580,000 which represents funds held in escrow that are subject to adjustment according to terms of the agreement.

Sale of proveo AG - On August 3, 2011, we entered into a Share Purchase Agreement with F Two NV (a Belgium company) to sell all of our interest in Zebra Enterprise Solutions GmbH (formerly proveo AG) business. The loss recorded upon divestiture was $1,248,000. As part of the sale, Zebra agreed with the buyer to provide a loan of up to €1,000,000 which is due one year from the sale date and bears interest at 6.5%. Zebra realized tax benefits in the amount of $13,308,000 with the divestiture of proveo AG. These tax benefits are primarily related to the difference in book basis versus tax basis.

Beginning in the first quarter of 2011, Zebra reported the results of these businesses as discontinued operations. The amounts presented below for discontinued operations include Navis and proveo assets and liabilities, and the operating results of these businesses for the years ended December 31, 2011, 2010 and 2009. With the Navis sale, Zebra consolidated the former ZES Location Solutions product line.

The components of assets and liabilities of discontinued operations are as follows (in thousands):

	As of
	December 31, 2011	December 31, 2010
Assets:
Cash and cash equivalents	$0	$1,301
Accounts receivable, net	0	24,003
Inventories	0	772
Deferred income taxes	0	3,492
Prepaid expenses and other current assets	0	3,328
Property and equipment, net	0	1,890
Goodwill	0	72,230
Other intangibles, net	0	39,951
Other assets	0	1,202

Assets of discontinued operations	$0	$148,169

Liabilities:
Accounts payable	$0	$726
Accrued liabilities	0	2,927
Deferred revenue	0	17,791
Deferred rent	0	199
Other long-term liabilities	0	184

Liabilities of discontinued operations	$0	$21,827

Summary results for discontinued operations in our consolidated statement of earnings are as follows (in thousands):

	Year Ended December 31
	2011	2010	2009
Net sales	$13,945	$62,489	$65,103

Loss from discontinued operations	(13,971)	(4,673)	(1,796)
Income tax benefit	1,299	1,837	409
Gain on sale of discontinued operations	68,745	0	0
Income tax expense on sale	(11,773)	0	0

Income (loss) from discontinued operations	$44,300	$(2,836)	$(1,387)

The components of cash flows of discontinued operations in our consolidated statement of cash flows are as follows (in thousands):

	Year Ended December 31
	2011	2010	2009
Cash flows from discontinued operations:
Net cash provided (used) by operating activities	$(1,301)	$(2,164)	$(1,271)
Net cash provided (used) by investing activities	0	0	0
Net cash provided (used) by financing activities	0	0	0
Effect of exchange rate changes on cash	0	1,771	(475)

Net decrease in cash and cash equivalents	(1,301)	(393)	(1,746)
Cash and cash equivalents at beginning of period	1,301	1,694	3,440

Cash and cash equivalents at end of period	$0	$1,301	$1,694

ZEBRA TECHNOLOGIES CORPORATION

Schedule II

Valuation and Qualifying Accounts

(Amounts in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions / (Recoveries)	Balance at End of Period

Valuation account for accounts receivable:
Year ended December 31, 2011	$1,459	$343	$242	$1,560
Year ended December 31, 2010	$1,406	$315	$262	$1,459
Year ended December 31, 2009	$1,950	$219	$763	$1,406

Valuation accounts for inventories:
Year ended December 31, 2011	$9,837	$8,762	$3,889	$14,710
Year ended December 31, 2010	$9,054	$5,470	$4,687	$9,837
Year ended December 31, 2009	$9,664	$6,661	$7,271	$9,054

See accompanying report of independent registered public accounting firm.

Index to Exhibits

2.1	(1)	Securities Purchase Agreement, dated as of January 28, 2011 by and among Cargotec U.S. Manufacturing OY, Cargotec Corporation, Zebra Enterprise Solutions Holdings LLC and Zebra Technologies Corporation.
3.1(i)	(2)	Certificate of Incorporation of the Company, as amended.
3.1(ii)	(3)	Amended and Restated By-laws of Zebra Technologies Corporation.
4.0	(5)	Specimen stock certificate representing Class A Common Stock.
4.1	(6)	Rights Agreement between the Company and Mellon Investor Services, as Rights Agent.
10.1	(7)	1997 Stock Option Plan. +
10.2	(8)	First Amendment to 1997 Stock Option Plan. +
10.3	(8)	Second Amendment to 1997 Stock Option Plan. +
10.4	(9)	Third Amendment to 1997 Stock Option Plan. +
10.5	(10)	Amendment No. Four to 1997 Stock Option Plan. +
10.6	(7)	Directors’ 1997 Stock Option Plan. +
10.7	(5)	Lease between the Company and Unique Building Corporation for the Company’s facility in Vernon Hills, Illinois.
10.8	(2)	Amendment to the lease between the Company and Unique Building Corporation for the Company’s facility in Vernon Hills, Illinois, dated April 1, 1993.
10.9	(2)	Amendment to the lease between the Company and Unique Building Corporation for the Company’s facility in Vernon Hills, Illinois, dated December 1, 1994.
10.10	(11)	Amendment to the lease between the Company and Unique Building Corporation for the Company’s facility in Vernon Hills, Illinois, dated June 1, 1996.
10.11	(11)	Amendment to the lease between the Company and Unique Building Corporation for the Company’s facility in Vernon Hills, Illinois, dated June 2, 1996.
10.12	(12)	Amendment to the lease between the Company and Unique Building Corporation for the Company’s facility in Vernon Hills, Illinois, dated as of July 1, 1999.
10.13	(13)	2002 Non-Employee Director Stock Option Plan. +
10.14	(13)	Amendment No. 1 to 2002 Non-Employee Director Stock Option Plan. +
10.15	(15)	Employment Agreement between the Company and Anders Gustafsson dated August 23, 2007. +
10.16	(16)	First Amendment to Employment Agreement between the Company and Anders Gustafsson dated November 16, 2007. +
10.17	(14)	Second Amendment to Employment Agreement between the Company and Anders Gustafsson dated December 30, 2008. +
10.18	(15)	Non-Qualified Stock Option Agreement between the Company and Anders Gustafsson dated September 4, 2007. +
10.19	(15)	LTI Restricted Stock Agreement between the Company and Anders Gustafsson dated September 4, 2007. +
10.20	(15)	LTI Non-Qualified Stock Option Agreement between the Company and Anders Gustafsson dated September 4, 2007. +
10.21	(17)	Employment Agreement between the Company and Hugh Gagnier dated December 12, 2007.+
10.22	(14)	Amendment No. 1 to Employment Agreement between the Company and Hugh Gagnier dated December 30, 2008. +
10.23	(32)	Employment Agreement between the Company and Michael H. Terzich dated November 16, 2007. +
10.24	(32)	Employment Agreement between the Company and Todd Naughton dated November 16, 2007. +
10.25	(16)	Employment Agreement between the Company and Phil Gerskovich dated November 16, 2007. +
10.26	(28)	Employment Agreement between Michael C. Smiley and the Company dated May 1, 2008. +
10.27	(14)	Form of Amendment No. 1 to Employment Agreement by and between the Company and each executive officer other than Messrs. Gustafsson and Gagnier, each dated December 30, 2008.+
10.28	(8)	Form of Stock Option Agreement under the 1997 Stock Option Plan for awards granted prior to February 6, 2006. +
10.29	(13)	Form of Stock Option Agreement under the 2002 Non-Employee Director Stock Option Plan for awards granted prior to February 8, 2006. +
10.30	(31)	Form of Amendment to outstanding Stock Option Agreements under the 2002 Non-Employee Director Stock Option Plan. +
10.31	(18)	Form of Stock Option Agreement under the 1997 Stock Option Plan for awards granted on or after February 6, 2006. +
10.32	(18)	Form of Stock Option Agreement under the 2002 Non-Employee Director Stock Option Plan for awards granted on or after February 6, 2006. +
10.33	(20)	Form of Stock Option Agreement under the 2006 Incentive Compensation Plan for awards granted prior to April 25, 2007. +
10.34	(21)	Form of Stock Option Agreement under the 2006 Incentive Compensation Plan for awards granted to executive officers on or after April 25, 2007 and prior to December 2, 2008. +

10.35	(25)	Form of indemnification agreement between Zebra Technologies Corporation and each director and executive officer. +
10.36	(26)	Form of Restricted Stock Agreement under the 2006 Incentive Compensation Plan for awards granted on or after April 24, 2008 and prior to December 2, 2008. +
10.37	(29)	Form of Director 1-Year Vesting Stock Option Agreement under the 2006 Incentive Compensation Plan for awards granted to directors on or after May 22, 2008 and prior to December 2, 2008. +
10.38	(29)	Form of Director 4-Year Vesting Stock Option Agreement under the 2006 Incentive Compensation Plan for awards granted to directors on or after May 22, 2008 and prior to December 2, 2008. +
10.39	(31)	Amendment to outstanding Stock Option Agreements under the 2006 Incentive Compensation Plan, dated December 2, 2008. +
10.40	(31)	Form of Stock Option Agreement under the 2006 Incentive Compensation Plan for awards granted to executive officers on or after December 2, 2008. +
10.41	(31)	Form of Director Stock Option Agreement (1-Year Vesting) under the 2006 Incentive Compensation Plan for awards granted to directors on or after December 2, 2008. +
10.42	(31)	Form of Director Stock Option Agreement (4-Year Vesting) under the 2006 Incentive Compensation Plan for awards granted to directors on or after December 2, 2008. +
10.43	(31)	Form of Restricted Stock Agreement (time-vesting) under the 2006 Incentive Compensation Plan for awards granted on or after December 2, 2008. +
10.44	(31)	Form of Restricted Stock Agreement (performance-vesting) under the 2006 Incentive Compensation Plan for awards granted on or after December 2, 2008. +
10.45	(27)	Manufacturing Services Agreement between Jabil Circuit, Inc. and the Company dated May 30, 2007 (portions of this exhibit have been omitted and have been filed separately with the Commission pursuant to a request for confidential treatment.)
10.46	(30)	Credit Agreement between Zebra Technologies Corporation and Northern Trust Company, as Syndication Agent, Bank of America, N.A., as Documentation Agent, and JPMorgan Chase Bank, N.A., as Administrative Agent, dated as of August 14, 2008.
10.47	(4)	Amendment No. 1 and Waiver to Credit Agreement dated as of August 25, 2009 among the Company, Lenders, and JPMorgan Chase Bank.
10.48	(23)	2006 Incentive Compensation Plan. +
10.49	(31)	Amendment to the 2006 Incentive Compensation Plan dated December 2, 2008. +
10.50	(24)	2011 Long-Term Incentive Plan. +
10.51	(24)	2011 Short-Term Incentive Plan. +
10.52	(1)	Amendment to Manufacturing Services Agreement between Jabil Circuit, Inc. and Zebra Technologies Corporation dated May 30, 2007.
10.53	(27)	2005 Executive Deferred Compensation Plan, as amended. +
10.54	(22)	Form of Amendment to Employment Agreement between Zebra Technologies Corporation and executive officers. +
10.55	(25)	Amended and Restated Employment Agreement between Zebra Technologies Corporation and Anders Gustafsson dated as of May 6, 2010. +
10.56	(25)	Letter Agreement between Zebra Technologies Corporation and Anders Gustafsson dated as of May 6, 2010. +
10.57	(25)	Form of 2010 and 2011 time-vested stock appreciation rights agreement for employees. +
10.58	(25)	Form of 2010 and 2011 time-vested restricted stock agreement for employees. +
10.59	(25)	Form of 2010 and 2011 performance-based restricted stock agreement for executive officers other than the chief executive officer. +
10.60	(25)	Form of 2010 time-vested stock appreciation rights agreement for chief executive officer. +
10.61	(25)	Form of 2010 time-vested restricted stock agreement for chief executive officer. +
10.62	(25)	Form of 2010 performance-based restricted stock agreement for chief executive officer. +
10.63	(25)	Form of 2010 time-vested stock appreciation rights agreement for non-employee directors. +
10.64	(25)	Form of 2009 and 2010 time-vested stock appreciation rights agreement for non-employee directors. +
10.65	(33)	Form of 2011 time-vested stock appreciation rights agreement for chief executive officer. +
10.66	(33)	Form of 2011 time-vested restricted stock agreement for chief executive officer. +
10.67	(33)	Form of 2011 performance-based restricted stock agreement for chief executive officer. +
10.68	(3)	Form of 2011 time-vested stock appreciation rights agreement for non-employee directors. +
10.69	(34)	WhereNet Corp. 1997 Stock Option Plan. +
10.70	(34)	First Amendment to the WhereNet Corp. 1997 Option Plan. +
21.1		Subsidiaries of the Company.
23.1		Consent of Ernst & Young LLP, independent registered public accounting firm.
31.1		Certification pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a).
32.1	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from Zebra Technologies Corporation Annual Report on Form 10-K, for the year ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the consolidated balance sheets; (ii) the consolidated statements of earnings; (iii) the consolidated statements of comprehensive income; (iv) the consolidated statements of stockholders equity; (v) the consolidated statements of cash flows; and (vi) notes to consolidated financial statements.

(1)	Incorporated by reference from Annual Report on Form 10-K for the year ended December 31, 2010.
(2)	Incorporated by reference from Form 10-K for fiscal year ended December 31, 2006.
(3)	Incorporated by reference from Current Report on Form 8-K dated May 19, 2011.
(4)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended October 3, 2009.
(5)	Incorporated by reference from Registration Statement on Form S-1, File No. 33-41576.
(6)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended March 30, 2002.
(7)	Incorporated by reference from Form 10-K for the fiscal year ended December 31, 1997.
(8)	Incorporated by reference from Registration Statement on Form S-8, File No. 333-63009.
(9)	Incorporated by reference from Registration Statement on Form S-8, File No. 333-84512.
(10)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended September 28, 2002.
(11)	Incorporated by reference from Form 10-K for the fiscal year ended December 31, 1996.
(12)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended April 1, 2000.
(13)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended June 29, 2002.
(14)	Incorporated by reference from Current Report on Form 8-K dated January 5, 2009.
(15)	Incorporated by reference from Current Report on Form 8-K dated on September 4, 2007.
(16)	Incorporated by reference from Current Report on Form 8-K filed on November 21, 2007.
(17)	Incorporated by reference from Current Report on Form 8-K filed on December 17, 2007.
(18)	Incorporated by reference from Current Report on Form 8-K filed on February 10, 2006.
(19)	Incorporated by reference from Current Report on Form 8-K filed on October 26, 2006.
(20)	Incorporated by reference from Current Report on Form 8-K filed on May 1, 2007.
(21)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended October 2, 2010.
(22)	Incorporated by reference from Current Report on Form 8-K filed on May 15, 2006.
(23)	Incorporated by reference from Proxy Statement dated April 15, 2011 for the 2011 Annual Meeting of Stockholders.
(24)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended April 3, 2010.
(25)	Incorporated by reference from Current Report on Form 8-K filed on April 30, 2008.
(26)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended March 29, 2008.
(27)	Incorporated by reference from Current Report on Form 8-K filed on May 7, 2008.
(28)	Incorporated by reference from Current Report on Form 8-K filed on May 29, 2008.
(29)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended September 27, 2008.
(30)	Incorporated by reference from Current Report on Form 8-K filed on December 8, 2008.
(31)	Incorporated by reference from Form 10-K for fiscal year ended December 31, 2008.
(32)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended April 2, 2011.
(33)	Incorporated by reference from Registration Statement on Form S-8 filed on January 25, 2007, File No., 333-140207.
(34)	Incorporated by reference from Registration Statement on Form S-1, File No. 33-41576.

+	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.