Form 10-Q
period 2012-03-31
ZEBRA TECHNOLOGIES CORP
filed 2012-05-02
CIK 877212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of April 20, 2012, there were 51,857,195 shares of Class A Common Stock, $.01 par value, outstanding.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

QUARTER ENDED MARCH 31, 2012

PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$41,943	$36,418
Investments and marketable securities	175,169	182,398
Accounts receivable, net	157,114	155,230
Receivable from buyer	13,790	27,580
Inventories, net	126,119	133,288
Deferred income taxes	14,194	13,931
Income tax receivable	6,917	13,111
Prepaid expenses and other current assets	15,036	22,917

Total current assets	550,282	584,873

Property and equipment at cost, less accumulated depreciation and amortization	101,985	97,822
Long-term deferred income taxes	11,995	11,866
Goodwill	79,703	79,703
Other intangibles, net	11,897	12,667
Long-term investments and marketable securities	145,132	107,879
Other assets	4,092	4,196

Total assets	$905,086	$899,006

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$33,019	$33,273
Accrued liabilities	47,769	64,612
Deferred revenue	12,065	11,089

Total current liabilities	92,853	108,974
Deferred rent	1,496	1,592
Other long-term liabilities	11,674	11,515

Total liabilities	106,023	122,081

Stockholders’ equity:
Preferred Stock	0	0
Class A Common Stock	722	722
Additional paid-in capital	134,472	131,422
Treasury stock	(603,705)	(596,622)
Retained earnings	1,275,780	1,245,616
Accumulated other comprehensive loss	(8,206)	(4,213)

Total stockholders’ equity	799,063	776,925

Total liabilities and stockholders’ equity	$905,086	$899,006

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31, 2012	April 2, 2011
Net sales:
Net sales of tangible products	$232,476	$226,120
Revenue from services and software	11,399	11,181

Total net sales	243,875	237,301

Cost of sales:
Cost of sales of tangible products	119,053	110,781
Cost of services and software	4,959	6,522

Total cost of sales	124,012	117,303

Gross profit	119,863	119,998

Operating expenses:
Selling and marketing	32,114	28,528
Research and development	20,419	21,681
General and administrative	24,551	22,706
Amortization of intangible assets	770	835
Exit and restructuring costs	0	1,886

Total operating expenses	77,854	75,636

Operating income	42,009	44,362

Other income (expense):
Investment income	592	560
Foreign exchange loss	(342)	(294)
Other, net	(364)	(254)

Total other income (expense)	(114)	12

Income from continuing operations before income taxes	41,895	44,374
Income taxes	11,731	14,246

Income from continuing operations	30,164	30,128
Income from discontinued operations, net of tax	0	31,506

Net income	$30,164	$61,634

Basic earnings per share:
Income from continuing operations	$0.58	$0.54
Income from discontinued operations	0.00	0.57

Net income	$0.58	$1.11

Diluted earnings per share:
Income from continuing operations	$0.58	$0.54
Income from discontinued operations	0.00	0.56

Net income	$0.58	$1.10

Basic weighted average shares outstanding	51,998	55,353
Diluted weighted average and equivalent shares outstanding	52,301	55,774

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	Three Months Ended
	March 31, 2012	April 2, 2011
Net income	$30,164	$61,634
Other comprehensive income (loss):
Unrealized losses on hedging transactions, net of income taxes	(4,646)	(2,756)
Unrealized holding gains (losses) on investments, net of income taxes	570	(14)
Foreign currency translation adjustment	83	(553)

Comprehensive income	$26,171	$58,311

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Three Months Ended
	March 31, 2012	April 2, 2011
Cash flows from operating activities:
Net income	$30,164	$61,634
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,959	5,932
Equity-based compensation	3,800	4,488
Excess tax benefit from equity-based compensation	(66)	(645)
Loss on sale of property and equipment	83	9
Gain on sale of business	0	(67,213)
Deferred income taxes	(391)	2,540
Changes in assets and liabilities:
Accounts receivable, net	(1,862)	12,563
Inventories, net	7,169	(7,136)
Other assets	9,395	(1,690)
Accounts payable	(3,378)	(7,150)
Accrued liabilities	(16,881)	(17,120)
Deferred revenue	1,151	(15,749)
Income taxes	6,135	27,732
Other operating activities	(4,725)	(3,364)

Net cash provided by (used in) operating activities	36,553	(5,169)

Cash flows from investing activities:
Purchases of property and equipment	(7,654)	(3,922)
Proceeds from the sale of business	13,790	164,008
Purchases of investments and marketable securities	(132,390)	(382,410)
Maturities of investments and marketable securities	81,189	209,509
Proceeds from sales of investments and marketable securities	21,748	88,304

Net cash provided by (used in) investing activities	(23,317)	75,489

Cash flows from financing activities:
Purchase of treasury stock	(9,775)	(41,567)
Proceeds from exercise of stock options and stock purchase plan purchases	1,998	2,757
Excess tax benefit from equity-based compensation	66	645

Net cash used in financing activities	(7,711)	(38,165)

Effect of exchange rate changes on cash	0	336

Net increase in cash and cash equivalents	5,525	32,491
Cash balance of discontinued operations at beginning of period	0	1,301
Less: Cash balance of discontinued operations at end of period	0	282
Cash and cash equivalents at beginning of period	36,418	46,175

Cash and cash equivalents at end of period	$41,943	$79,685

Supplemental disclosures of cash flow information:
Income taxes paid	$7,956	$8,958

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Basis of Presentation

Management prepared these unaudited interim consolidated financial statements for Zebra Technologies Corporation and subsidiaries (“Zebra”) according to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. These financial statements do not include all of the information and footnotes required by United States generally accepted accounting principles (“GAAP”) for complete financial statements. Therefore, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in Zebra’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

The consolidated balance sheet as of December 31, 2011 included in this Form 10-Q is taken from the audited consolidated balance sheet in our Form 10-K. These interim financial statements include all adjustments (of a normal, recurring nature) necessary to present fairly Zebra’s consolidated financial position as of March 31, 2012, the consolidated statement of earnings for the three months ended March 31, 2012 and April 2, 2011, and consolidated statement of cash flows for the three months ended March 31, 2012 and April 2, 2011. These results, however, are not necessarily indicative of results for the full year.

Reclassifications. Prior-period amounts will differ from amounts previously reported because certain immaterial amounts in the prior years’ financial statements have been reclassified to conform to the current year’s presentation. In addition, prior-period financial results have been reclassified to account for the impact of the disposition of Navis, Zebra Enterprise Solutions GmbH (formerly “proveo AG”), and other immaterial Zebra operations. In January 2011, Zebra announced its entry into an agreement to sell Navis to Cargotec Corporation and on March 18, 2011, Zebra completed the transaction. In August 2011, Zebra sold its interest in proveo AG to F Two NV. As a result, the statement of earnings for the Navis business, proveo AG and other immaterial Zebra operations as of and for the all periods presented are reported as discontinued operations. See Note 17 Discontinued Operations.

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

Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs (i.e. U.S. Treasuries and money market funds).

Level 2: Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.

Level 3: Unobservable inputs are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as consider counterparty credit risk in the assessment of fair value. Included in our investment portfolio at March 31, 2012, is an auction rate security which is classified as available for sale and is reflected at fair value. Due to events in credit markets, however, the auction event for the instrument held by Zebra is failed. Therefore, the fair value of this security is estimated utilizing broker quotations, discounted cash flow analysis or other types of valuation adjustment methodologies at March 31, 2012. These analyses consider, among other items, the collateral underlying the security instruments, the creditworthiness of the counterparty, the timing of expected future cash flows, estimates of the next time the security is expected to have a successful auction, and Zebra’s intent and ability to hold such securities until credit markets improve. The security was also compared, when possible, to other securities with similar characteristics.

The decline in the market value of our auction rate security discussed above is considered temporary and has been recorded in accumulated other comprehensive income loss on Zebra’s balance sheet. Since Zebra has the intent and ability to hold this auction rate security until it is sold at auction, redeemed at carrying value or reaches maturity, we have classified it as a long-term investment on the balance sheet.

Financial assets and liabilities carried at fair value as of March 31, 2012, are classified below (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
U.S. government and agency securities	$32,486	$24,343	$0	$56,829
Obligations of government-sponsored enterprises (1)	0	14,944	0	14,944
State and municipal bonds	0	141,085	0	141,085
Corporate securities	0	104,819	2,588	107,407
Other investments	0	36	0	36

Investments subtotal	32,486	285,227	2,588	320,301
Forward contracts (2)	(1,853)	2,175	0	322
Money market investments related to the deferred compensation plan	3,181	0	0	3,181

Total assets at fair value	$33,814	$287,402	$2,588	$323,804

Liabilities:
Liabilities related to the deferred compensation plan	$3,181	$0	$0	$3,181

Total liabilities at fair value	$3,181	$0	$0	$3,181

Financial assets and liabilities carried at fair value as of December 31, 2011, are classified below (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
U.S. government and agency securities	$25,540	$25,307	$0	$50,847
Obligations of government-sponsored enterprises (1)	0	16,612	0	16,612
State and municipal bonds	0	142,873	0	142,873
Corporate securities	0	77,321	2,588	79,909
Other investments	0	36	0	36

Investments subtotal	25,540	262,149	2,588	290,277
Forward contracts (2)	2,626	6,584	0	9,210
Money market investments related to the deferred compensation plan	3,199	0	0	3,199

Total assets at fair value	$31,365	$268,733	$2,588	$302,686

Liabilities:
Liabilities related to the deferred compensation plan	$3,199	$0	$0	$3,199

Total liabilities at fair value	$3,199	$0	$0	$3,199

(1)	Includes investments in notes issued by the Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association, the Federal Farm Credit Banks and the Federal Home Loan Bank.

(2)	The fair value of forward contracts are calculated as follows:

a.	Fair value of forward collar contract associated with forecasted sales hedges are calculated using the midpoint of ask and bid rates for similar contracts.

b.	Fair value of regular forward contracts associated with forecasted sales hedges are calculated using the period-end exchange rate adjusted for the discount rate (3 month LIBOR rate).

c.	Fair value of balance sheet hedges are calculated at the period end exchange rate adjusted for current forward points unless the hedge has been traded but not settled at period end. If this is the case, the fair value is calculated at the rate at which the hedge is being settled.

The following table presents Zebra’s activity for assets measured at fair value on a recurring basis using significant unobservable inputs, Level 3, for the following periods (in thousands):

	Three Months Ended
	March 31, 2012	April 2, 2011
Balance at beginning of the year	$2,588	$5,597
Transfers to Level 3	0	0
Total losses (realized or unrealized):
Included in earnings	0	0
Included in other comprehensive income (loss)	0	0
Purchases and settlements (net)	0	0

Balance at end of period	$2,588	$5,597

Total gains and (losses) for the period included in earnings attributable to the change in unrealized losses relating to assets still held at end of period	$0	$0

The following is a summary of short-term and long-term investments (in thousands):

	As of March 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government and agency securities	$56,766	$84	$(21)	$56,829
Obligations of government-sponsored enterprises	14,918	26	0	14,944
State and municipal bonds	140,820	306	(41)	141,085
Corporate securities	107,692	507	(792)	107,407
Other investments	36	0	0	36

Total investments	$320,232	$923	$(854)	$320,301

	As of December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government and agency securities	$50,738	$115	$(6)	$50,847
Obligations of government-sponsored enterprises	16,581	32	(1)	16,612
State and municipal bonds	142,586	330	(43)	142,873
Corporate securities	81,132	164	(1,387)	79,909
Other investments	36	0	0	36

Total investments	$291,073	$641	$(1,437)	$290,277

The maturity dates of investments are as follows (in thousands):

	As of March 31, 2012
	Amortized Cost	Estimated Fair Value
Less than 1 year	$175,240	$175,169
1 to 5 years	144,992	145,132
6 to 10 years	0	0
Thereafter	0	0

Total	$320,232	$320,301

The carrying value for Zebra’s financial instruments classified as current assets (other than short-term investments) and current liabilities approximate fair value due to their short maturities.

Note 3 – Investments and Marketable Securities

We classify our investments in marketable debt securities as available-for-sale. As of March 31, 2012, all of our investments in marketable debt securities with maturities greater than one year are classified as long-term investments on the balance sheet due to our ability and intent to hold them until maturity.

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

Changes in market value of trading securities would be recorded in investment income as they occur, and the related statement of cash flows would include changes in the balances of trading securities as operating cash flows. See Note 15 Other Comprehensive Income.

Included in Zebra’s cash and investments and marketable securities are amounts held by foreign subsidiaries which are generally invested in U.S. dollar-denominated holdings. Zebra had foreign cash and investments of $116,451,000 as of March 31, 2012, and $96,829,000 as of December 31, 2011. Amounts held by foreign subsidiaries are generally subject to U.S. income taxation upon repatriation, however, Zebra does not intend to repatriate these funds.

Note 4 – Accounts Receivable

The components of accounts receivable are as follows (in thousands):

	As of
	March 31, 2012	December 31, 2011
Gross accounts receivable	$158,548	$156,790
Accounts receivable reserves	(1,434)	(1,560)

Accounts receivable, net	$157,114	$155,230

Note 5 – Inventories

The components of inventories are as follows (in thousands):

	As of
	March 31, 2012	December 31, 2011
Raw material	$41,221	$45,795
Work in process	1,525	872
Deferred costs of long-term contracts	83	220
Finished goods	98,859	101,111

Inventories, gross	141,688	147,998
Inventory reserves	(15,569)	(14,710)

Inventories, net	$126,119	$133,288

Note 6 Goodwill and Other Intangible Assets

Intangible assets are as follows (in thousands):

	As of March 31, 2012
	Gross Amount	Accumulated Amortization	Net Amount
Current technology	$12,718	$(11,507)	$1,211
Patent and patent rights	23,392	(12,732)	10,660
Customer relationships	1,773	(1,747)	26

Other intangibles, net	$37,883	$(25,986)	$11,897

Amortization expense for the three months ended March 31, 2012		$770

	As of December 31, 2011
	Gross Amount	Accumulated Amortization	Net Amount
Current technology	$12,718	$(11,403)	$1,315
Patent and patent rights	23,392	(12,079)	11,313
Customer relationships	1,773	(1,734)	39

Other intangibles, net	$37,883	$(25,216)	$12,667

Amortization expense for the three months ended April 2, 2011		$835

We test goodwill for impairment on an annual basis or more frequently if we believe indicators of impairment exist.

Factors considered that may trigger an impairment review consist of:

•	Significant underperformance relative to historical or projected future operating results,

•	Significant changes in the manner of use of the acquired assets or the strategy for the overall business,

•	Significant negative industry or economic trends,

•	Significant decline in Zebra’s stock price for a sustained period, and

•	Significant decline in market capitalization relative to net book value.

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

Note 7 – Costs Associated with Exit and Restructuring Activities

In January 2011, we announced an agreement to sell a significant portion of the Zebra Enterprise Solutions (ZES) segment, which primarily consisted of Navis, to Cargotec Corporation. We retained the Location Solutions products from the former ZES, which included active RFID real-time location solutions and associated tags and readers. In the first quarter of 2011, we also announced a plan to consolidate any remaining administrative and accounting functions from the former ZES into our corporate facilities in Illinois. The costs for 2011 below represent the costs related to the consolidation and relocation of the administrative and accounting functions. We do not anticipate costs in 2012 related to this restructuring.

The following is a summary of exit and restructuring costs incurred (in thousands):

Three Months Ended
Type of Cost:	April 2, 2011
Severance, stay bonuses, and other employee-related expenses	$1,279
Professional services	552
Relocation and transition costs	29
Other exit costs	26

Total	$1,886

Liabilities and expenses related to exit and restructuring activities were as follows (in thousands):

	Three Months Ended
	March 31, 2012	April 2, 2011
Balance at beginning of period	$1,048	$1,301
Charged to earnings	0	1,886
Cash paid	(337)	(1,066)

Balance at the end of period	$711	$2,121

Liabilities related to exit and restructuring activities are included in the accrued liabilities line item on the balance sheet. All exit costs are included in operating expenses under the line item exit and restructuring costs.

Note 8 – Derivative Instruments

In the normal course of business, portions of our operations are subject to fluctuations in currency values. Zebra Technologies Corporation and its principal subsidiaries are all designated US dollar functional currency. Certain other subsidiaries are designated in functional local currency due to legal requirements or the nature of their business.

We manage these currency risks using derivative financial instruments. Our exposure to market risk for changes in foreign currency exchange rates arises from international financing activities between subsidiaries, foreign currency denominated monetary assets and liabilities and transactions arising from international trade. Our objective is to preserve the economic value of non-functional currency denominated cash flows. We attempt to hedge transaction exposures with natural offsets to the fullest extent possible and, once these opportunities have been exhausted, through foreign exchange forward and option contracts with third parties.

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

Summary financial information related to these activities included in our consolidated statement of earnings as other income (expense) is as follows (in thousands):

	Three Months Ended
	March 31, 2012	April 2, 2011
Change in gains (losses) from foreign exchange derivatives	$(2,035)	$(4,821)
Gain on net foreign currency assets	1,693	4,527

Foreign exchange loss	$(342)	$(294)

	As of
	March 31, 2012	December 31, 2011
Notional balance of outstanding contracts:
Pound/US dollar	£5,291	£6,016
Euro/US dollar	€38,400	€36,684
Net fair value of outstanding contracts	$(236)	$54

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

Summary financial information related to the cash flow hedges is as follows (in thousands):

	As of
	March 31, 2012	April 2, 2011
Unrealized losses on hedging transactions:
Gross	$(6,538)	$(4,419)
Income tax expense (benefit)	(1,892)	(1,663)

Net	$(4,646)	$(2,756)

Summary financial information related to the cash flow hedges of future revenues follows (in thousands, except percentages):

	As of
	March 31, 2012	December 31, 2011
Notional balance of outstanding contracts versus the dollar	€96,990	€92,305
Hedge effectiveness	100%	100%

	Three Months Ended
	March 31, 2012	April 2, 2011
Net gains and (losses) included in revenue	$1,157	$(966)

Forward contracts

We record our forward contracts at fair value on our consolidated balance sheet which are included in either of the following lines on the balance sheet, prepaid expenses and other current assets or accrued liabilities, depending upon the fair value calculation as detailed in Note 2 of Zebra’s financial statements. The amounts recorded on our consolidated balance sheet are as follows (in thousands):

	As of
	March 31, 2012	December 31, 2011
Assets:
Prepaid expenses and other current assets	$322	$9,210

Total	$322	$9,210

Note 9 – Warranty

In general, Zebra provides warranty coverage of one year on printers against defects in material and workmanship. Printheads are warranted for nine months and batteries are warranted for one year. Battery based products, such as location tags, are covered by a 30-day warranty. A provision for warranty expense is recorded at the time of shipment and adjusted quarterly based on historical warranty experience.

The following table is a summary of Zebra’s accrued warranty obligation (in thousands):

	Three Months Ended
	March 31, 2012	April 2, 2011
Balance at the beginning of the year	$4,613	$4,554
Warranty expense	1,068	1,011
Warranty payments	(1,792)	(1,426)

Balance at the end of the period	$3,889	$4,139

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

Note 11 – Stockholders’ Equity

Share count and par value data related to stockholders’ equity are as follows:

	As of
	March 31, 2012	December 31, 2011
Preferred Stock
Par value per share	$0.01	$0.01
Shares authorized	10,000,000	10,000,000
Shares outstanding	0	0
Common Stock - Class A
Par value per share	$0.01	$0.01
Shares authorized	150,000,000	150,000,000
Shares issued	72,151,857	72,151,857
Shares outstanding	51,908,374	52,095,166
Treasury stock
Shares held	20,243,483	20,056,691

During the three-month period ended March 31, 2012, Zebra purchased 264,567 shares of common stock for $9,775,000 under a board authorized share repurchase plan, compared with purchases of 1,100,000 shares of common stock for $41,567,000 for the three-month period ended April 2, 2011.

A roll forward of Class A common shares outstanding is as follows:

	Three Months Ended
	March 31, 2012	April 2, 2011
Balance at the beginning of the year	52,095,166	55,711,325
Repurchases	(264,567)	(1,100,000)
Stock option and ESPP issuances	76,063	158,764
Restricted share issuances	3,635	3,374
Restricted share forfeitures	(1,923)	(7,445)
Shares withheld for tax obligations	0	(35,157)

Balance at the end of the period	51,908,374	54,730,861

Note 12 – Earnings Per Share

Earnings per share were computed as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2012	April 2, 2011
Weighted average shares:
Weighted average common shares outstanding	51,998	55,353
Effect of dilutive securities outstanding	303	421

Diluted weighted average shares outstanding	52,301	55,774

Earnings:
Income from continuing operations	$30,164	$30,128
Income from discontinued operations	0	31,506

Net income	$30,164	$61,634

Basic per share amounts:
Income from continuing operations	$0.58	$0.54
Income from discontinued operations	0.00	0.57

Net income	$0.58	$1.11

Diluted per share amounts:
Income from continuing operations	$0.58	$0.54
Income from discontinued operations	0.00	0.56

Net income	$0.58	$1.10

Potentially dilutive securities that were excluded from the earnings per share calculation consist of options with an exercise price greater than the average market closing price of the Class A common stock during the respective periods. These options were as follows:

	Three Months Ended
	March 31, 2012	April 2, 2011
Potentially dilutive shares	1,386,000	1,136,000

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

The compensation expense and the related tax benefit for equity-based payments were included in the Consolidated Statement of Earnings as follows (in thousands):

	Three Months Ended
	March 31, 2012	April 2, 2011
Cost of sales	$235	$233
Selling and marketing	361	273
Research and development	388	319
General and administrative	2,816	2,188

Total compensation	$3,800	$3,013

Income tax benefit	$1,021	$1,046

Cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized (excess tax benefits) are classified as financing cash flows in the statement of cash flows. The tax benefits classified as financing cash flows for the three months ended March 31, 2012 was $66,000 and for the three months ended April 2, 2011 was $645,000.

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

	Three Months Ended
	March 31, 2012	April 2, 2011
Expected dividend yield	0%	0%
Forfeiture rate	11.50%	9.78%
Volatility	35.33%	39.50%
Risk free interest rate	2.01%	2.26%
Range of interest rates	0.01% -3.18%	0.06% -3.41%
Expected weighted-average life	5.42 years	5.36 years
Fair value of options and SARs granted	$0	$132,000
Weighted-average grant date fair value of options and SARs granted	$0	$14.40

SAR activity was as follows:

	Three Months Ended March 31, 2012
SARs	Shares	Weighted-Average Exercise Price
Outstanding at beginning of year	1,287,724	$28.91
Granted	0	0.00
Exercised	(17,343)	24.49
Forfeited	(10,665)	34.45

Outstanding at end of period	1,259,716	$28.93

Exercisable at end of period	293,246	$23.37

Intrinsic value of exercised SARs	$269,978

The terms of the SARs are established under either the 2006 Incentive Compensation Plan or the 2011 Long-term Incentive Plan (the “Plans”) and the applicable SAR agreement. Once vested, a SAR entitles the holder to receive a payment equal to the difference between the per-share base price of the SAR and the fair market value of a share of Zebra stock on the date the SAR is exercised, multiplied by the number of SARs exercised. Exercised SARs are settled in whole shares of Zebra stock, and any fraction of a share is settled in cash. The SARs granted typically vest annually in four equal amounts on each of the first four anniversaries of the grant date, with some SARs vesting over a period of five years. All SARs expire 10 years after the grant date.

The following table summarizes information about SARs outstanding at March 31, 2012:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
$ 19.56-$19.56	403,506	7.10 years	$19.56	172,175	$19.56
$ 21.83-$27.50	57,014	7.60 years	24.83	39,203	24.51
$ 27.82-$27.82	420,872	8.10 years	27.82	62,687	27.82
$ 28.33-$40.10	33,483	8.84 years	32.08	3,136	32.26
$ 41.57-$42.36	344,841	9.10 years	41.61	16,045	42.36

	1,259,716			293,246

	Outstanding	Exercisable
Aggregate intrinsic value	$13,133,000	$4,498,000
Weighted-average remaining contractual term	8.1 years	7.5 years

Stock option activity was as follows:

	Three Months Ended March 31, 2012
Options	Shares	Weighted-Average Exercise Price
Outstanding at beginning of year	1,702,650	$40.43
Granted	0	0.00
Exercised	(48,561)	26.94
Forfeited	(1,663)	36.36
Expired	(12,150)	45.93

Outstanding at end of period	1,640,276	$40.79

Exercisable at end of period	1,538,022	$41.18

Intrinsic value of exercised options	$545,701

The following table summarizes information about stock options outstanding at March 31, 2012:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
$ 1.29-$36.49	477,658	4.91 years	$32.25	382,829	$31.67
$ 36.80-$41.25	384,646	5.06 years	39.80	377,221	39.85
$ 42.28-$45.62	401,316	3.49 years	44.51	401,316	44.51
$ 46.18-$51.62	374,856	2.70 years	48.63	374,856	48.63
$ 53.92-$53.92	1,800	2.16 years	53.92	1,800	53.92

	1,640,276			1,538,022

	Outstanding	Exercisable
Aggregate intrinsic value	$3,160,000	$2,785,000
Weighted-average remaining contractual term	4.1 years	4.0 years

Restricted stock award activity, granted under the Plans are as follows:

	Three Months Ended March 31, 2012
Restricted Stock Awards	Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of year	836,141	$28.34
Granted	2,948	39.01
Released	0	0.00
Forfeited	(5,155)	32.58

Outstanding at end of period	833,934	$28.35

Zebra’s restricted stock awards are expensed over the vesting period of the related award, typically three to five years. Compensation cost is calculated as the market date fair value on the grant date multiplied by the number of shares granted.

As of March 31, 2012
Awards granted under Zebra’s equity based compensation plans:
Unearned compensation costs related to awards granted	$16,622,000
Period expected to be recognized over	2.2 years

The fair value of the purchase rights of all Zebra employees issued under the stock purchase plan is estimated using the following weighted-average assumptions for purchase rights granted. Expected lives of three months to one year have been used along with these assumptions.

	Three Months Ended
	March 31, 2012	April 2, 2011
Fair market value	$35.78	$37.99
Option price	$33.99	$36.09
Expected dividend yield	0%	0%
Expected volatility	20%	26%
Risk free interest rate	0.02%	0.12%

Note 14 – Income Taxes

Zebra has identified, evaluated, and measured the amount of income tax benefits to be recognized for all of our income tax positions. Included in deferred tax assets are amounts related to federal and state net operating losses that resulted from our acquisition of WhereNet Corp in 2007. We intend to utilize these net operating loss carryforwards to offset future income taxes.

Zebra earns a significant amount of our operating income outside of the U.S., which is deemed to be permanently reinvested in foreign jurisdictions. Zebra does not intend to repatriate funds, however, should Zebra require more capital in the U.S. than is generated by our operations locally, Zebra could elect to repatriate funds held in foreign jurisdictions or raise capital in the U.S. through debt or equity issuances. These alternatives could result in higher effective tax rates or increased interest expense.

U.S. federal tax returns for years 2008 through 2010 are currently under audit. The tax years 2008 through 2010 remain open to examination by multiple state taxing jurisdictions. Tax authorities in the United Kingdom have completed income tax audits for tax years through 2006.

Zebra’s continuing practice is to recognize interest and/or penalties related to income tax matters as part of income tax expense. For the three months ended March 31, 2012 and April 2, 2011, we did not accrue any interest or penalties into income tax expense.

	Three Months Ended
	March 31, 2012	April 2, 2011
Effective tax rate	28.0%	32.1%

The 2012 effective rate reflects higher profits in lower rate international jurisdictions and a reduction of the 2012 tax rate in the UK. Zebra’s rate in 2011 included a tax valuation allowance against a subsequently disposed subsidiary.

Note 15 – Other Comprehensive Income

Stockholders’ equity includes certain items classified as accumulated other comprehensive income, including:

•

Unrealized gains (losses) on hedging transactions relate to derivative instruments used to hedge the currency exchange rates for forecasted euro sales. These hedges are designated as cash flow hedges, and we have deferred income statement recognition of gains and losses until the hedged transaction occurs. See Note 8 for more details.

•	Unrealized gains (losses) on investments are deferred from income statement recognition until the gains or losses are realized.

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

The components of other comprehensive income gross and net of income tax are as follows (in thousands):

	Three Months Ended
	March 31, 2012	April 2, 2011
Unrealized losses on hedging transactions:
Gross	$(6,538)	$(4,419)
Income tax (benefit)	(1,892)	(1,663)

Net	$(4,646)	$(2,756)

Unrealized gains (losses) on investments:
Gross	$868	$(22)
Income tax (benefit)	298	(8)

Net	$570	$(14)

The components of accumulated other comprehensive income (loss) included in the Consolidated Balance Sheets are as follows (in thousands):

	As of
	March 31, 2012	December 31, 2011
Foreign currency translation adjustments	$(8,880)	$(8,963)

Unrealized gains and (losses) on hedging transactions:
Gross	817	7,355
Income tax (benefit)	204	2,096

Net	613	5,259

Unrealized gains and (losses) on investments classified as available-for-sale:
Gross	71	(797)
Income tax (benefit)	10	(288)

Net	61	(509)

Total accumulated other comprehensive loss	$(8,206)	$(4,213)

Note 16 – New Accounting Pronouncements

In June 2011, the FASB issued update 2011-05, ASC 220, Comprehensive Income: Presentation of Comprehensive Income and in December 2011, the FASB issued update 2011-12, ASC 220, Comprehensive Income: Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU No. 2011-12 is to defer only those changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments, while the Board is redeliberating, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU No. 2011-05. All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. This standard is effective for interim and annual periods beginning after December 15, 2011. The adoption of this standard moved our Other Comprehensive Income disclosures from the footnotes to its own financial statement.

In September 2011, the FASB issued update 2011-08, ASC 350, Intangibles Goodwill and Other: Testing Goodwill for Impairment. This updated guidance simplifies how companies test goodwill for impairment. Essentially, companies are no longer required to calculate the fair value of a reporting unit unless the entity determines that it is more-likely-than-not that its fair value is less than its carrying amount using a qualitative assessment. This standard is effective for fiscal years beginning after December 15, 2011. The adoption of this standard did not have any effect upon our consolidated financial statements.

Note 17 Discontinued Operations

Sale of Navis, LLC - On March 18, 2011, we sold our Navis marine terminal solutions business and the related WhereNet marine terminal solutions product line of our Zebra Enterprise Solutions (“ZES”) business segment for approximately $188,588,000 in cash to Cargotec Corporation. During the quarter, we received $13,790,000 of the previously escrowed funds and at March 31, 2012, Zebra has a remaining short term receivable from the buyer in the amount of $13,790,000 which represents the remaining funds held in escrow that are subject to adjustment according to terms of the agreement.

Sale of proveo AG - On August 3, 2011, we entered into a Share Purchase Agreement with F Two NV (a Belgium company) to sell all of our interest in Zebra Enterprise Solutions GmbH (formerly proveo AG) business. The loss recorded upon divestiture was $1,248,000. As part of the sale, Zebra agreed with the buyer to provide a revolving loan of up to €1,000,000 which is due one year from the sale date and bears interest at 6.5%. Zebra realized tax benefits in the amount of $13,308,000 with the divestiture of proveo AG. These tax benefits are primarily related to the difference in book basis versus tax basis.

Beginning in the first quarter of 2011, Zebra reported the results of these businesses as discontinued operations. The amounts presented below for discontinued operations include the operating results of Navis and proveo for the three months ended April 2, 2011. With the Navis sale, Zebra consolidated the former ZES Location Solutions product line.

Summary results for discontinued operations in our unaudited consolidated statement of earnings are as follows (in thousands):

Three Months Ended April 2, 2011
Net sales	$12,633

Loss from discontinued operations	$(11,627)
Income tax benefit	1,001
Gain on sale of discontinued operations	67,213
Income tax expense on sale	(25,081)

Income from discontinued operations	$31,506

The components of cash flows of discontinued operations in our unaudited consolidated statement of cash flows are as follows (in thousands):

Three Months Ended April 2, 2011
Cash flows from discontinued operations:
Net cash used by operating activities	$(995)
Net cash provided by (used in) investing activities	0
Net cash provided by (used in) financing activities	0
Effect of exchange rate changes on cash	(24)

Net decrease in cash and cash equivalents	(1,019)
Cash and cash equivalents at beginning of period	1,301

Cash and cash equivalents at end of period	$282

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations: First Quarter of 2012 versus First Quarter of 2011

Consolidated Results of Operations

(Amounts in thousands, except percentages):

	Three Months Ended
	March 31, 2012	April 2, 2011	Percent Change	Percent of Net Sales - 2012	Percent of Net Sales - 2011
Net Sales
Tangible products	$232,476	$226,120	2.8	95.3	95.3
Service & software	11,399	11,181	1.9	4.7	4.7

Total net sales	243,875	237,301	2.8	100.0	100.0
Cost of Sales
Tangible products	119,053	110,781	7.5	48.8	46.7
Service & software	4,959	6,522	(24.0)	2.1	2.7

Total cost of sales	124,012	117,303	5.7	50.9	49.4

Gross profit	119,863	119,998	(0.1)	49.1	50.6
Operating expenses	77,854	75,636	2.9	31.9	31.9

Operating income	42,009	44,362	(5.3)	17.2	18.7
Other income (expense)	(114)	12	N/M	0.0	0.0

Income before income taxes	41,895	44,374	(5.6)	17.2	18.7
Income taxes	11,731	14,246	(17.7)	4.8	6.0

Income from continuing operations	30,164	30,128	0.1	12.4	12.7
Income from discontinued operations, net of tax	0	31,506	(100.0)	0.0	13.3

Net income	$30,164	$61,634	(51.1)	12.4	26.0

Diluted earnings per share:
Income from continuing operations	$0.58	$0.54	7.4
Income from discontinued operations	0.00	0.56	N/M

Net income	$0.58	$1.10	(47.3)

Consolidated Results of Operations – First quarter

Sales

Net sales for the first quarter of 2012, compared with the corresponding 2011 quarter, increased 2.8% due to a steady broad-based demand in a struggling economy. The increase in sales was largely attributable to 11.9% growth in supplies including labels, card printer supplies and aftermarket parts. Printer unit volume increased 4.7% from the first quarter of 2011 primarily due to volume increases in mid-range, desktop and card printers.

Sales by product category were as follows (amounts in thousands, except percentages):

	Three Months Ended
Product Category	March 31, 2012	April 2, 2011	Percent Change	Percent of Net Sales - 2012	Percent of Net Sales - 2011
Hardware	$181,196	$180,136	0.6	74.3	75.9
Supplies	49,962	44,635	11.9	20.5	18.8
Service and software	11,399	11,181	1.9	4.7	4.7

Subtotal products	242,557	235,952	2.8	99.5	99.4
Shipping and handling	1,318	1,349	(2.3)	0.5	0.6

Total net sales	$243,875	$237,301	2.8	100.0	100.0

Sales increased in all international geographic regions in part from the impact of our investments in sales and sales-related personnel to expand Zebra’s presence in high-growth regions including China, Brazil and Eastern Europe. Sales in the regions targeted by Zebra for geographic expansion increased by 7.8% in the first quarter of 2012 compared to the first quarter of 2011. Zebra continues to build a broader base of customers to penetrate targeted industries more deeply. Movements in foreign exchange rates decreased sales by $1,668,000 in the Europe, Middle East and Africa regions for the quarter due principally to a weaker euro against the U.S. dollar.

Sales to customers by geographic region were as follows (in thousands, except percentages):

	Three Months Ended
Geographic Region	March 31, 2012	April 2, 2011	Percent Change	Percent of Net Sales - 2012	Percent of Net Sales - 2011
Europe, Middle East and Africa	$86,121	$84,230	2.2	35.3	35.5
Latin America	22,287	20,104	10.9	9.1	8.5
Asia-Pacific	33,148	32,495	2.0	13.6	13.7

Total International	141,556	136,829	3.5	58.0	57.7
North America	102,319	100,472	1.8	42.0	42.3

Total net sales	$243,875	$237,301	2.8	100.0	100.0

Gross Profit

Gross profit of 49.1%, versus 50.6% in 2011, reflects unfavorable movements in foreign exchange rates and product mix. Unfavorable foreign currency movements decreased first quarter gross profit by $1,203,000.

Printer unit volumes and average selling price information is summarized below:

	Three Months Ended
	March 31, 2012	April 2, 2011	Percent Change
Total printers shipped	297,669	284,177	4.7
Average selling price of printers shipped	$503	$524	(4.0)

For the first quarter of 2012, unit volumes increased in nearly all printer product lines compared to the same period of 2011, with notable volume increases in mid-range, desktop and card printers. The 4.0% decrease in average selling price is a result primarily of a change in product mix from one quarter compared to the other.

Operating Expenses

Operating expenses for the quarter increased 2.9% due mainly to greater selling and marketing expenses and general and administrative expenses. Several categories accounted for these increases, including compensation costs which include salaries, benefits, bonuses and commissions. These increases are principally related to activities supporting Zebra’s geographic expansion and market development activities. Business development, travel and entertainment, outside professional services, depreciation and bad debt expense all increased over 2011 levels. Research and development costs are slightly lower due to reduced expenditures for project costs and outside consulting and professional fees in 2012 compared to 2011. Exit and restructuring costs in 2011 relate to the relocation and consolidation of administrative, accounting and distribution functions of our Location Solutions product line.

Operating expenses are summarized below (in thousands, except percentages):

	Three Months Ended
Operating Expenses	March 31, 2012	April 2, 2011	Percent Change	Percent of Net Sales 2012	Percent of Net Sales 2011
Selling and marketing	$32,114	$28,528	12.6	13.2	12.0
Research and development	20,419	21,681	(5.8)	8.4	9.1
General and administrative	24,551	22,706	8.1	10.1	9.6
Amortization of intangible assets	770	835	(7.8)	0.3	0.4
Exit and restructuring costs	0	1,886	(100.0)	0.0	0.8

Total operating expenses	$77,854	$75,636	2.9	31.9	31.9

Operating Income

The operating income decreased slightly for the first quarter of 2012 versus 2011 as a result of a slight increase in operating expenses.

Other Income (Expense)

Investment income increased slightly from higher cash and investment amounts in 2012 compared with 2011, primarily related to cash received in 2011 related to the sale of Navis Holdings LLC (Navis). Zebra recorded a higher foreign exchange loss in 2012 as the U.S. dollar weakened against the euro versus rates in 2011.

Zebra’s non-operating income and expense items are summarized in the following table (in thousands):

	Three Months Ended
	March 31, 2012	April 2, 2011
Investment income	$592	$560
Foreign exchange loss	(342)	(294)
Other, net	(364)	(254)

Total other income (expense)	$(114)	$12

Income Taxes

The effective income tax rate for the first quarter of 2012 was 28.0% compared with 32.1% for the first quarter of 2011. The 2012 effective rate reflects higher profits in lower rate international jurisdictions and a reduction of the 2012 tax rate in the UK. Zebra’s rate in 2011 included a tax valuation allowance against a subsequently disposed subsidiary.

Income from Discontinued Operations

Beginning in the first quarter of 2011, Zebra reported the results of Navis and proveo as discontinued operations. Each of these businesses were sold during 2011. The income from discontinued operations in 2011 is primarily related to the gain on the divestiture of Navis, net of taxes, offset by losses in the discontinued businesses.

Liquidity and Capital Resources

(Amounts in thousands, except percentages):

	Three Months Ended
Rate of Return Analysis:	March 31, 2012	April 2, 2011
Average cash and marketable securities balances	$344,470	$316,988
Annualized rate of return	0.7%	0.7%

Average cash and marketable securities balances for the first three months of 2012 increased compared to 2011 as a result of increased cash provided by operating activities and from the collection of the escrowed proceeds from the sale of Navis.

As of March 31, 2012, Zebra had $362,244,000 in cash and investments and marketable securities, compared with $326,695,000 at December 31, 2011. Factors affecting cash and investment balances during the first three months of 2012 include the following (changes below include the impact of foreign currency):

•	Inventories decreased $7,169,000 due to decreases in raw materials and finished goods.

•	Other assets decreased $9,395,000 primarily due to a reduction in forward contract positions held.

•	Accounts payable decreased $3,378,000 due to the timing of payments at period end.

•	Accrued liabilities decreased $16,881,000 due to the timing of annual bonus payments and regular payroll.

•	Income taxes payable increased $6,135,000 due to the timing of tax payments.

•	Purchases of property and equipment totaled $7,654,000.

•	Half of the escrowed proceeds from the sale of Navis totaling $13,790,000 were received.

•	Purchases of treasury shares totaled $9,775,000.

•	Stock option exercises and purchases under the stock purchase plan contributed $1,998,000.

Management believes that existing capital resources and funds generated from operations are sufficient to finance anticipated capital requirements.

Zebra earns a significant amount of our operating income outside of the U.S., which is deemed to be permanently reinvested in foreign jurisdictions. Zebra does not intend to repatriate funds, however, should Zebra require more capital in the U.S. than is generated by our operations locally, Zebra could elect to repatriate funds held in foreign jurisdictions or raise capital in the U.S. through debt or equity issuances. These alternatives could result in higher effective tax rates or increased interest expense.

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

Revenue Recognition

Product revenue is recognized once four criteria are met: (1) we have persuasive evidence that an arrangement exists; (2) delivery has occurred and title has passed to the customer, which generally happens at the point of shipment provided that no significant obligations remain; (3) the price is fixed and determinable; and (4) collectability is reasonably assured. Other items that affect our revenue recognition include:

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

Investments and Marketable Securities

Investments and marketable securities at March 31, 2012, consisted of the following:

U.S. government and agency securities	17.7%
Obligations of government-sponsored enterprises (1)	4.7%
State and municipal bonds	44.1%
Corporate securities	33.5%

(1)	Includes investments in notes issued by the Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association, the Federal Farm Credit Banks and the Federal Home Loan Bank.

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

Trading and available-for-sale securities are recorded at fair value. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of discounts or premiums. Unrealized holding gains and losses on trading securities are included in earnings. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders’ equity until realized. As of March 31, 2012, Zebra’s investments in marketable debt securities are classified as available-for-sale. In addition, as of March 31, 2012, all of our investments in marketable debt securities with maturities greater than one year are classified as long-term investments in the balance sheet due to our ability and intent to hold them until maturity.

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

We reserve for estimated credit losses based upon historical experience and specific customer collection issues. Over the last three years, accounts receivable reserves varied from 0.9% to 1.5% of total accounts receivable. Accounts receivable reserves as of March 31, 2012, were $1,434,000, or 0.9% of the balance due. Accounts receivable reserves as of December 31, 2011, were $1,560,000, or 1.0% of the balance due. We believe our reserve level is appropriate considering the quality of the portfolio as of March 31, 2012. While credit losses have historically been within expectations and the provisions established, we cannot guarantee that our credit loss experience will continue to be consistent with historical experience.

Inventories

We value our inventories at the lower of the actual cost to purchase or manufacture using the first-in, first-out (FIFO) method, or the current estimated market value. We review inventory quantities on hand and record a provision for excess and obsolete inventory based on forecasts of product demand and production requirements for the subsequent twelve months.

Over the last three years, our reserves for excess and obsolete inventories have ranged from 8.0% to 11.4% of gross inventory. As of March 31, 2012, inventory reserves were $15,569,000, or 11.0% of gross inventory compared to inventory reserves of $14,710,000, or 9.9% of gross inventory as of December 31, 2011. We believe our reserve level is appropriate considering the quantities and quality of the inventories as of March 31, 2012.

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

Goodwill of a reporting unit is tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Examples of such events or circumstances include:

•	Significant adverse change in legal factors or in the business climate,

•	Adverse action or assessment by a regulator,

•	Unanticipated competition,

•	Loss of key personnel,

•	More-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed of,

•	Testing for recoverability of a significant asset group within a reporting unit,

•	Recognition of a goodwill impairment loss in the financial statement of a subsidiary that is a component of a reporting unit, or

•	Allocation of a portion of goodwill to a business to be disposed of.

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

Under the “Market Approach – Comparative Transactions Method” we looked at 8 market based transactions for companies that have similarities to our business segment, including similarities to one or more of the business lines, markets, growth prospects, margins and size. We calculated mean revenue and EBITDA multiples for the selected transactions. These multiples were applied to forecasted Zebra results for that segment to estimate market value. The key assumptions and impact to changes to those assumptions would be similar to those assumptions under the “Income Approach – Discounted Cash Flow Analysis” and the “Market Approach – Guideline Company Method”.

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

Net intangible assets, long-lived assets and goodwill amounted to $193,585,000 as of March 31, 2012.

Income Taxes

Zebra has identified, evaluated, and measured the amount of income tax benefits to be recognized for all of our income tax positions. Included in deferred tax assets are amounts related to federal and state net operating losses that resulted from our acquisition of WhereNet Corp. Zebra’s intention is to utilize these net operating loss carryforwards to offset future income taxes.

Zebra is currently under U.S. federal income tax audits for years of 2008 through 2010. The tax years 2006 through 2010 remain open to examination by multiple state taxing jurisdictions. Tax authorities in the United Kingdom have completed income tax audits for tax years through 2006.

Zebra’s continuing practice is to recognize interest and/or penalties related to income tax matters as part of income tax expense. For the three month ended March 31, 2012 and April 2, 2011, we did not accrue any interest or penalties into income tax expense.

	Three Months Ended
	March 31, 2012	April 2, 2011
Effective tax rate	28.0%	32.1%

The 2012 effective rate reflects higher profits in lower rate international jurisdictions and a reduction of the 2012 tax rate in the UK. Zebra’s rate in 2011 included a tax valuation allowance against a subsequently disposed subsidiary.

Significant Customer

Our net sales to significant customers as a percentage of total net sales were as follows:

	Three Months Ended
	March 31, 2012	April 2, 2011
Customer A	21.5%	19.6%
Customer B	11.0%	11.0%

No other customer accounted for 10% or more of total net sales during these periods. The customers disclosed above are distributors (i.e. not end users) of Zebra’s products.

Safe Harbor

Forward-looking statements contained in this filing are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995 and are highly dependent upon a variety of important factors which could cause actual results to differ materially from those reflected or implied in such forward looking statements. These forward-looking statements are based on current expectations, forecasts and assumptions and are subject to the risks and uncertainties inherent in Zebra’s industry, market conditions, general domestic and international economic conditions, and other factors. These factors include:

•	Market acceptance of Zebra’s printer and software products and competitors’ product offerings and the potential effects of technological changes,

•	The effect of market conditions in North America and other geographic regions,

•	Our ability to control manufacturing and operating costs,

•	Success of acquisitions and their integration,

•	Interest rate and financial market conditions because of our large investment portfolio,

•	The effect of natural disaster on our business,

•	Foreign exchange rates due to the large percentage of our international sales and operations, and

•	The outcome of litigation in which Zebra is involved, particularly litigation or claims related to infringement of third-party intellectual property rights.

When used in this document and documents referenced, the words “anticipate,” “believe,” “estimate,” “will” and “expect” and similar expressions as they relate to Zebra or its management are intended to identify such forward-looking statements. We encourage readers of this report to review Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, for a further discussion of issues that could affect Zebra’s future results. Zebra undertakes no obligation, other than as may be required by law, to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this report.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There were no material changes in Zebra’s market risk during the quarter ended March 31, 2012. For additional information on market risk, refer to the “Quantitative and Qualitative Disclosures About Market Risk” section of our Form 10-K for the year ended December 31, 2011. See Note 3 to the Consolidated Financial Statements included in this report for further discussion of investments and marketable securities.

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

Changes in Internal Control over Financial Reporting

Zebra began a program to update substantially all of its key financial systems in 2008. As portions of these systems are completed, they will be subject to the requirements related to internal control over financial reporting. The requirements for internal control over financial reporting will be a fundamental element of the design and implementation of these systems.

As of February 27, 2012, we completed the implementation of the new systems for our North America region. This implementation included customer order entry and invoicing, inventory procurement and management, certain accounts payable activity, and other related operational systems. As part of the implementation, we changed many of the related internal controls substantially by reducing the number of manual controls with system controls and streamlining Zebra’s internal operations. These new controls will subject to testing throughout 2012. The effectiveness of these new controls will be disclosed in our December 31, 2012 internal control report.

During 2012, we made additional changes to our controls and procedures as part of our ongoing monitoring of our controls. None of these changes has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In addition, there were no other changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other information included in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, and the factors identified under “Safe Harbor” at the end of Item 2 of Part I of this Quarterly Report on Form 10-Q, which could materially affect our business, financial condition, cash flows or results of operations. The risks described in our Annual Report on Form 10-K are not the only risks facing Zebra. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, cash flows and/or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Treasury Shares

During the first quarter of 2012, Zebra purchased 264,567 shares of Zebra’s Class A Common Stock at a weighted average share price of $36.95 per share, as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum number of shares that may yet be purchased under the program
January 2012 (January – January 28)	130,650	$35.24	130,650	3,365,549
February 2012 (January 29 – February 25)	0	$0.00	0	3,365,549
March 2012 (February 26 – March 31)	133,917	$38.61	133,917	3,231,632

(1)	On November 4, 2011, Zebra’s Board authorized the purchase of up to an additional 3,000,000 shares under our stock repurchase program. This authorization does not have an expiration date.

(2)	During the first quarter, Zebra did not acquire shares of Zebra Class A Common Stock through the withholding of shares necessary to satisfy tax withholding obligations upon the vesting of restricted stock awards.

Item 4.	Mine Safety Disclosures

Not applicable

Item 6.	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from Zebra Technologies Corporation Quarterly Report on Form 10-Q, for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the consolidated balance sheets; (ii) the consolidated statements of earnings; (iii) the consolidated statements of cash flows; and (iv) notes to consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZEBRA TECHNOLOGIES CORPORATION

Date: May 2, 2012	By:	/s/ Anders Gustafsson
Anders Gustafsson
Chief Executive Officer

Date: May 2, 2012	By:	/s/ Michael C. Smiley
Michael C. Smiley
Chief Financial Officer