Form 10-Q
period 2012-06-30
ZEBRA TECHNOLOGIES CORP
filed 2012-08-01
CIK 877212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of July 20, 2012, there were 51,683,363 shares of Class A Common Stock, $.01 par value, outstanding.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

QUARTER ENDED JUNE 30, 2012

PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$105,368	$36,418
Investments and marketable securities	147,485	182,398
Accounts receivable, net	156,146	155,230
Receivable from buyer	13,790	27,580
Inventories, net	116,689	133,288
Deferred income taxes	13,170	13,931
Income tax receivable	3,629	13,111
Prepaid expenses and other current assets	25,473	22,917

Total current assets	581,750	584,873

Property and equipment at cost, less accumulated depreciation and amortization	100,992	97,822
Long-term deferred income taxes	12,260	11,866
Goodwill	79,703	79,703
Other intangibles, net	11,127	12,667
Long-term investments and marketable securities	133,969	107,879
Other assets	8,989	4,196

Total assets	$928,790	$899,006

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$29,216	$33,273
Accrued liabilities	53,117	64,612
Deferred revenue	11,992	11,089

Total current liabilities	94,325	108,974
Deferred rent	1,521	1,592
Other long-term liabilities	11,965	11,515

Total liabilities	107,811	122,081

Stockholders’ equity:
Preferred Stock	0	0
Class A Common Stock	722	722
Additional paid-in capital	131,881	131,422
Treasury stock	(612,310)	(596,622)
Retained earnings	1,306,433	1,245,616
Accumulated other comprehensive loss	(5,747)	(4,213)

Total stockholders’ equity	820,979	776,925

Total liabilities and stockholders’ equity	$928,790	$899,006

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Net sales
Net sales of tangible products	$234,708	$232,762	$467,184	$458,882
Revenue from services and software	12,369	12,779	23,768	23,960

Total net sales	247,077	245,541	490,952	482,842

Cost of sales
Cost of sales of tangible products	119,980	117,732	239,013	228,513
Cost of services and software	6,720	6,111	11,679	12,633

Total cost of sales	126,700	123,843	250,692	241,146

Gross profit	120,377	121,698	240,260	241,696

Operating expenses:
Selling and marketing	32,158	30,950	64,272	59,478
Research and development	22,336	22,487	42,752	44,168
General and administrative	24,402	20,688	48,722	43,394
Amortization of intangible assets	770	836	1,540	1,671
Acquisition costs	1,252	0	1,506	0
Exit and restructuring costs	0	66	0	1,952

Total operating expenses	80,918	75,027	158,792	150,663

Operating income	39,459	46,671	81,468	91,033

Other income (expense):
Investment income	826	656	1,418	1,216
Foreign exchange loss	(80)	(833)	(422)	(1,127)
Other, net	(486)	(243)	(850)	(497)

Total other income (expense)	260	(420)	146	(408)

Income from continuing operations before income taxes	39,719	46,251	81,614	90,625
Income taxes	9,366	13,082	21,097	27,328

Income from continuing operations	30,353	33,169	60,517	63,297
Income (loss) from discontinued operations, net of tax	300	(205)	300	31,301

Net income	$30,653	$32,964	$60,817	$94,598

Basic earnings per share:
Income from continuing operations	$0.58	$0.60	$1.16	$1.15
Income (loss) from discontinued operations	0.01	(0.00)	0.01	0.57

Net income	$0.59	$0.60	$1.17	$1.72

Diluted earnings per share:
Income from continuing operations	$0.58	$0.60	$1.16	$1.14
Income (loss) from discontinued operations	0.01	(0.00)	0.01	0.57

Net income	$0.59	$0.60	$1.17	$1.71

Basic weighted average shares outstanding	51,771	54,546	51,881	54,981
Diluted weighted average and equivalent shares outstanding	52,030	54,958	52,156	55,395

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Net income	$30,653	$32,964	$60,817	$94,598
Other comprehensive income (loss):
Unrealized gains (losses) on hedging transactions, net of income taxes	2,400	(21)	(2,246)	(2,777)
Unrealized holding gains (losses) on investments, net of income taxes	(46)	347	524	333
Foreign currency translation adjustment	105	(247)	188	(802)

Comprehensive income	$33,112	$33,043	$59,283	$91,352

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Six Months Ended
	June 30, 2012	July 2, 2011
Cash flows from operating activities:
Net income	$60,817	$94,598
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	11,964	12,151
Equity-based compensation	8,045	8,013
Excess tax benefit from equity-based compensation	(1,358)	(1,234)
Loss on sale of property and equipment	147	5
Gain on sale of business	(613)	(68,001)
Deferred income taxes	367	3,899
Changes in assets and liabilities:
Accounts receivable, net	(657)	5,862
Inventories, net	16,599	(4,704)
Other assets	527	(2,319)
Accounts payable	(9,594)	(4,695)
Accrued liabilities	(11,422)	(13,614)
Deferred revenue	1,460	(14,738)
Income taxes	10,714	(4,333)
Other operating activities	(2,341)	(3,402)

Net cash provided by operating activities	84,655	7,488

Cash flows from investing activities:
Purchases of property and equipment	(10,599)	(11,232)
Proceeds from the sale of business	13,790	161,008
Purchase of long-term equity investment	(5,000)	0
Purchases of investments and marketable securities	(313,863)	(573,686)
Maturities of investments and marketable securities	228,105	351,722
Proceeds from sales of investments and marketable securities	95,106	183,485

Net cash provided by investing activities	7,539	111,297

Cash flows from financing activities:
Purchase of treasury stock	(24,645)	(82,388)
Proceeds from exercise of stock options and stock purchase plan purchases	142	8,096
Excess tax benefit from equity-based compensation	1,358	1,234

Net cash used in financing activities	(23,145)	(73,058)

Effect of exchange rate changes on cash	(99)	239

Net increase in cash and cash equivalents	68,950	45,966
Cash balance of discontinued operations at beginning of period	0	1,301
Less: Cash balance of discontinued operations at end of period	0	486
Cash and cash equivalents at beginning of period	36,418	46,175

Cash and cash equivalents at end of period	$105,368	$92,956

Supplemental disclosures of cash flow information:
Income taxes paid	$13,479	$52,819

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

The consolidated balance sheet as of December 31, 2011 included in this Form 10-Q is taken from the audited consolidated balance sheet in our Form 10-K. These interim financial statements include all adjustments (of a normal, recurring nature) necessary to present fairly Zebra’s consolidated financial position as of June 30, 2012, the consolidated statement of earnings for the three and six months ended June 30, 2012 and July 2, 2011, and consolidated statement of comprehensive income for the three and six months ended June 30, 2012 and July 2, 2011, and the consolidated statement of cash flows for the six months ended June 30, 2012 and July 2, 2011. These results, however, are not necessarily indicative of results for the full year.

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

In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as consider counterparty credit risk in the assessment of fair value. Included in our investment portfolio at June 30, 2012, is an auction rate security which is classified as available for sale and is reflected at fair value. Due to events in credit markets, however, the auction event for the instrument held by Zebra is failed. Therefore, the fair value of this security is estimated utilizing broker quotations, discounted cash flow analysis or other types of valuation adjustment methodologies at June 30, 2012. These analyses consider, among other items, the collateral underlying the security instruments, the creditworthiness of the counterparty, the timing of expected future cash flows, estimates of the next time the security is expected to have a successful auction, and Zebra’s intent and ability to hold such securities until credit markets improve. The security was also compared, when possible, to other securities with similar characteristics.

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

Financial assets and liabilities carried at fair value as of June 30, 2012, are classified below (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
U.S. government and agency securities	$41,915	$21,887	$0	$63,802
Obligations of government-sponsored enterprises (1)	0	12,241	0	12,241
State and municipal bonds	0	103,869	0	103,869
Corporate securities	0	98,918	2,588	101,506
Other investments	0	36	0	36

Investments subtotal	41,915	236,951	2,588	281,454
Forward contracts (2)	3,451	5,868	0	9,319
Money market investments related to the deferred compensation plan	3,088	0	0	3,088

Total assets at fair value	$48,454	$242,819	$2,588	$293,861

Liabilities:
Liabilities related to the deferred compensation plan	$3,088	$0	$0	$3,088

Total liabilities at fair value	$3,088	$0	$0	$3,088

Financial assets and liabilities carried at fair value as of December 31, 2011, are classified below (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
U.S. government and agency securities	$25,540	$25,307	$0	$50,847
Obligations of government-sponsored enterprises (1)	0	16,612	0	16,612
State and municipal bonds	0	142,873	0	142,873
Corporate securities	0	77,321	2,588	79,909
Other investments	0	36	0	36

Investments subtotal	25,540	262,149	2,588	290,277
Forward contracts (2)	2,626	6,584	0	9,210
Money market investments related to the deferred compensation plan	3,199	0	0	3,199

Total assets at fair value	$31,365	$268,733	$2,588	$302,686

Liabilities:
Liabilities related to the deferred compensation plan	$3,199	$0	$0	$3,199

Total liabilities at fair value	$3,199	$0	$0	$3,199

(1)	Includes investments in notes issued by the Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association, the Federal Farm Credit Banks and the Federal Home Loan Bank.

(2)	The fair value of forward contracts are calculated as follows:

a.	Fair value of forward collar contract associated with forecasted sales hedges are calculated using the midpoint of ask and bid rates for similar contracts.

b.	Fair value of regular forward contracts associated with forecasted sales hedges are calculated using the period-end exchange rate adjusted for the discount rate (3 month LIBOR rate).

c.	Fair value of balance sheet hedges are calculated at the period end exchange rate adjusted for current forward points unless the hedge has been traded but not settled at period end. If this is the case, the fair value is calculated at the rate at which the hedge is being settled.

The following table presents Zebra’s activity for assets measured at fair value on a recurring basis using significant unobservable inputs, Level 3, for the following periods (in thousands):

	Six Months Ended
	June 30, 2012	July 2, 2011
Balance at beginning of the year	$2,588	$5,597
Transfers to Level 3	0	0
Total losses (realized or unrealized):
Included in earnings	0	(36)
Included in other comprehensive income (loss)	0	317
Purchases and settlements (net)	0	(2,964)

Balance at end of period	$2,588	$2,914

Total gains and (losses) for the period included in earnings attributable to the change in unrealized losses relating to assets still held at end of period	$0	$0

The following is a summary of short-term and long-term investments (in thousands):

	As of June 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government and agency securities	$63,742	$70	$(10)	$63,802
Obligations of government-sponsored enterprises	12,230	12	(1)	12,241
State and municipal bonds	103,700	204	(35)	103,869
Corporate securities	101,749	400	(643)	101,506
Other investments	36	0	0	36

Total investments	$281,457	$686	$(689)	$281,454

	As of December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government and agency securities	$50,738	$115	$(6)	$50,847
Obligations of government-sponsored enterprises	16,581	32	(1)	16,612
State and municipal bonds	142,586	330	(43)	142,873
Corporate securities	81,132	164	(1,387)	79,909
Other investments	36	0	0	36

Total investments	$291,073	$641	$(1,437)	$290,277

The maturity dates of investments are as follows (in thousands):

	As of June 30, 2012
	Amortized Cost	Estimated Fair Value
Less than 1 year	$147,504	$147,485
1 to 5 years	128,678	129,058
6 to 10 years	5,275	4,911
Thereafter	0	0

Total	$281,457	$281,454

The carrying value for Zebra’s financial instruments classified as current assets (other than short-term investments) and current liabilities approximate fair value due to their short maturities.

Note 3 – Investments and Marketable Securities

We classify our investments in marketable debt securities as available-for-sale. As of June 30, 2012, all of our investments in marketable debt securities with maturities greater than one year are classified as long-term investments on the balance sheet due to our ability and intent to hold them until maturity.

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

Included in Zebra’s cash and investments and marketable securities are amounts held by foreign subsidiaries which are generally invested in U.S. dollar-denominated holdings. Zebra had foreign cash and investments of $138,655,000 as of June 30, 2012, and $96,829,000 as of December 31, 2011. Amounts held by foreign subsidiaries are generally subject to U.S. income taxation upon repatriation, however, Zebra does not intend to repatriate these funds.

Note 4 – Accounts Receivable

The components of accounts receivable are as follows (in thousands):

	As of
	June 30, 2012	December 31, 2011
Gross accounts receivable	$157,203	$156,790
Accounts receivable reserves	(1,057)	(1,560)

Accounts receivable, net	$156,146	$155,230

Note 5 – Inventories

The components of inventories are as follows (in thousands):

	As of
	June 30, 2012	December 31, 2011
Raw material	$42,406	$45,795
Work in process	373	872
Deferred costs of long-term contracts	304	220
Finished goods	89,428	101,111

Inventories, gross	132,511	147,998
Inventory reserves	(15,822)	(14,710)

Inventories, net	$116,689	$133,288

Note 6 – Goodwill and Other Intangible Assets

Intangible assets are as follows (in thousands):

	As of June 30, 2012
	Gross Amount	Accumulated Amortization	Net Amount
Current technology	$12,718	$(11,611)	$1,107
Patent and patent rights	23,392	(13,385)	10,007
Customer relationships	1,773	(1,760)	13

Other intangibles, net	$37,883	$(26,756)	$11,127

Amortization expense for the six months ended June 30, 2012		$1,540

	As of December 31, 2011
	Gross Amount	Accumulated Amortization	Net Amount
Current technology	$12,718	$(11,403)	$1,315
Patent and patent rights	23,392	(12,079)	11,313
Customer relationships	1,773	(1,734)	39

Other intangibles, net	$37,883	$(25,216)	$12,667

Amortization expense for the six months ended July 2, 2011		$1,671

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

We performed our annual impairment test in June 2012 and determined that our goodwill was not impaired as of the end of May 2012. See Valuation of Goodwill under Critical Accounting Policies and Estimates in Item 2 of this Form 10-Q for specific information regarding the sensitivities surrounding the goodwill impairment test.

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

The following is a summary of exit and restructuring costs incurred (in thousands):

	Three Months Ended	Six Months Ended
Type of Cost:	July 2, 2011	July 2, 2011
Severance, stay bonuses, and other employee-related expenses	$(208)	$1,071
Professional services	295	847
Relocation and transition costs	5	34
Other exit costs	(26)	0

Total	$66	$1,952

Liabilities and expenses related to exit and restructuring activities were as follows (in thousands):

	Six Months Ended
	June 30, 2012	July 2, 2011
Balance at beginning of period	$1,048	$1,301
Charged to earnings	0	1,952
Cash paid	(380)	(1,696)

Balance at the end of period	$668	$1,557

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

Summary financial information related to these activities included in our consolidated statement of earnings as other income (expense) is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Change in gains (losses) from foreign exchange derivatives	$3,476	$(1,442)	$1,441	$(6,263)
Gain on net foreign currency assets	(3,556)	609	(1,863)	5,136

Foreign exchange loss	$(80)	$(833)	$(422)	$(1,127)

	As of
	June 30, 2012	December 31, 2011
Notional balance of outstanding contracts:
Pound/US dollar	£2,433	£6,016
Euro/US dollar	€35,305	€36,684
Net fair value of outstanding contracts	$(211)	$54

Hedging of Anticipated Sales

We manage the exchange rate risk of anticipated euro-denominated sales using purchased options, forward contracts, participating forwards and option collars. We designate these contracts as cash flow hedges which mature within twelve months after the execution of the contracts. Gains and losses on these contracts are deferred in other comprehensive income until the contracts are settled and the hedged sales are realized, the deferred gains or losses will then be reported as an increase or decrease to sales.

Summary financial information related to the cash flow hedges is as follows (in thousands):

	As of
	June 30, 2012	July 2, 2011
Unrealized losses on hedging transactions:
Gross	$(3,338)	$(4,453)
Income tax expense (benefit)	(1,092)	(1,676)

Net	$(2,246)	$(2,777)

Summary financial information related to the cash flow hedges of future revenues follows (in thousands, except percentages):

	As of
	June 30, 2012	December 31, 2011
Notional balance of outstanding contracts versus the dollar	€95,550	€92,305
Hedge effectiveness	100%	100%

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Net gains and (losses) included in revenue	$1,492	$(1,819)	$2,649	$(2,785)

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

	As of
	June 30, 2012	December 31, 2011
Assets:
Prepaid expenses and other current assets	$9,319	$9,210

Total	$9,319	$9,210

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

The following table is a summary of Zebra’s accrued warranty obligation (in thousands):

	Six Months Ended
	June 30, 2012	July 2, 2011
Balance at the beginning of the year	$4,613	$4,554
Warranty expense	3,279	2,167
Warranty payments	(3,612)	(2,461)

Balance at the end of the period	$4,280	$4,260

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

Note 11 – Stockholders’ Equity

Share count and par value data related to stockholders’ equity are as follows:

	As of
	June 30, 2012	December 31, 2011
Preferred Stock
Par value per share	$0.01	$0.01
Shares authorized	10,000,000	10,000,000
Shares outstanding	0	0
Common Stock - Class A
Par value per share	$0.01	$0.01
Shares authorized	150,000,000	150,000,000
Shares issued	72,151,857	72,151,857
Shares outstanding	51,683,426	52,095,166
Treasury stock
Shares held	20,468,431	20,056,691

During the six month period ended June 30, 2012, Zebra purchased 673,863 shares of common stock for $24,645,000 under a board authorized share repurchase plan, compared with purchases of 2,100,000 shares of common stock for $82,388,000 for the six month period ended July 2, 2011.

A roll forward of Class A common shares outstanding is as follows:

	Six Months Ended
	June 30, 2012	July 2, 2011
Balance at the beginning of the year	52,095,166	55,711,325
Repurchases	(673,863)	(2,100,000)
Stock option and ESPP issuances	98,315	409,550
Restricted share issuances	231,243	209,168
Restricted share forfeitures	(5,655)	(8,445)
Shares withheld for tax obligations	(61,780)	(51,460)

Balance at the end of the period	51,683,426	54,170,138

Note 12 – Earnings Per Share

Earnings per share were computed as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Weighted average shares:
Weighted average common shares outstanding	51,771	54,546	51,881	54,981
Effect of dilutive securities outstanding	259	412	275	414

Diluted weighted average shares outstanding	52,030	54,958	52,156	55,395

Earnings (loss):
Income from continuing operations	$30,353	$33,169	$60,517	$63,297
Income (loss) from discontinued operations	300	(205)	300	31,301

Net income	$30,653	$32,964	$60,817	$94,598

Basic per share amounts:
Income from continuing operations	$0.58	$0.60	$1.16	$1.15
Income (loss) from discontinued operations	0.01	(0.00)	0.01	0.57

Net income	$0.59	$0.60	$1.17	$1.72

Diluted per share amounts:
Income from continuing operations	$0.58	$0.60	$1.16	$1.14
Income (loss) from discontinued operations	0.01	(0.00)	0.01	0.57

Net income	$0.59	$0.60	$1.17	$1.71

Potentially dilutive securities that were excluded from the earnings per share calculation consist of options and stock appreciation rights (SARs) with an exercise price or base price greater than the average market closing price of the Class A common stock during the respective periods. These excluded options and SARs were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Potentially dilutive shares	2,183,000	1,436,000	1,799,000	1,437,000

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

The compensation expense and the related tax benefit for equity-based payments were included in the Consolidated Statement of Earnings as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Cost of sales	$298	$299	$533	$537
Selling and marketing	399	264	760	774
Research and development	434	347	822	694
General and administrative	3,114	2,570	5,930	4,945

Total compensation	$4,245	$3,480	$8,045	$6,950

Income tax benefit	$1,766	$1,201	$2,786	$2,398

Cash flows resulting from the tax benefits of tax deductions in excess of the compensation cost recognized (excess tax benefits) are classified as financing cash flows in the statement of cash flows. The tax benefits classified as financing cash flows for the six months ended June 30, 2012 was $1,358,000 and for the six months ended July 2, 2011 was $1,234,000.

The fair value of equity-based compensation is estimated on the date of grant using a binomial model. Volatility is based on an average of the implied volatility in the open market and the annualized volatility of Zebra stock prices over our entire stock history. Grants in the tables below include both stock options, all of which were non-qualified, and stock appreciation rights (SAR) that will be settled in Zebra stock. The following table shows the weighted-average assumptions used for grants of SARs as well as the fair value of the grants based on those assumptions:

	Six Months Ended
	June 30, 2012	July 2, 2011
Expected dividend yield	0%	0%
Forfeiture rate	10.21%	11.50%
Volatility	35.90%	35.33%
Risk free interest rate	.94%	2.01%
Range of interest rates	0.07% -1.95%	0.01% -3.18%
Expected weighted-average life	5.48 years	5.42 years
Fair value of stock appreciation rights (SARs) granted	$5,490,000	$5,347,000
Weighted-average grant date fair value of SARs granted	$12.84	$14.39

SAR activity was as follows:

	Six Months Ended June 30, 2012
SARs	Shares	Weighted-Average Exercise Price
Outstanding at beginning of year	1,287,724	$28.91
Granted	427,621	38.52
Exercised	(37,572)	22.91
Forfeited	(16,606)	33.67

Outstanding at end of period	1,661,167	$31.47

Exercisable at end of period	572,231	$26.36

Intrinsic value of exercised SARs	$573,670

The terms of the SARs are established under either the 2006 Incentive Compensation Plan or the 2011 Long-Term Incentive Plan (the “Plans”) and the applicable SAR agreement. Once vested, a SAR entitles the holder to receive a payment equal to the difference between the per-share base price of the SAR and the fair market value of a share of Zebra stock on the date the SAR is exercised, multiplied by the number of SARs exercised. Exercised SARs are settled in whole shares of Zebra stock, and any fraction of a share is settled in cash. The SARs granted typically vest annually in four equal amounts on each of the first four anniversaries of the grant date, with some SARs vesting over a period of five years and SAR’s granted in 2012 to non-employee directors being fully vested upon grant. All SARs expire 10 years after the grant date.

The following table summarizes information about SARs outstanding at June 30, 2012:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
$ 19.56-$19.56	387,075	6.77 years	$19.56	272,497	$19.56
$ 21.83-$27.50	57,014	7.35 years	24.83	39,708	24.55
$ 27.82-$27.82	413,710	7.80 years	27.82	137,065	27.82
$ 28.33-$40.10	461,104	9.67 years	38.05	24,755	35.17
$ 40.10-$42.36	342,264	8.81 years	41.61	98,206	41.70

	1,661,167			572,231

	Outstanding	Exercisable
Aggregate intrinsic value	$11,705,000	$6,670,000
Weighted-average remaining contractual term	8.3 years	7.5 years

Stock option activity was as follows:

	Six Months Ended June 30, 2012
Options	Shares	Weighted-Average Exercise Price
Outstanding at beginning of year	1,702,650	$40.43
Granted	0	0.00
Exercised	(49,119)	27.05
Forfeited	(1,663)	36.36
Expired	(12,150)	45.93

Outstanding at end of period	1,639,718	$40.79

Exercisable at end of period	1,634,032	$40.87

Intrinsic value of exercised options	$546,203

The following table summarizes information about stock options outstanding at June 30, 2012:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
$ 1.29-$36.49	477,100	4.59 years	$32.25	471,414	$32.41
$ 36.80-$41.25	384,646	4.81 years	39.80	384,646	39.80
$ 42.28-$45.62	401,316	3.24 years	44.51	401,316	44.51
$ 46.18-$51.62	374,856	2.45 years	48.63	374,856	48.63
$ 53.92-$53.92	1,800	1.91 years	53.92	1,800	53.92

	1,639,718			1,634,032

	Outstanding	Exercisable
Aggregate intrinsic value	$2,421,000	$2,318,000
Weighted-average remaining contractual term	3.8 years	3.8 years

Restricted stock award activity was as follows:

	Six Months Ended June 30, 2012
Restricted Stock Awards	Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of year	836,141	$28.34
Granted	231,311	38.62
Released	(205,702)	20.31
Forfeited	(5,655)	33.37

Outstanding at end of period	856,095	$33.02

Zebra’s restricted stock awards are expensed over the vesting period of the related award, typically three to five years. Compensation cost is calculated as the market date fair value on the grant date multiplied by the number of shares granted.

As of June 30, 2012
Awards granted under Zebra’s equity based compensation plans:
Unearned compensation costs related to awards granted	$25,063,000
Period expected to be recognized over	2.8 years

The fair value of the purchase rights of all Zebra employees issued under the stock purchase plan is estimated using the following weighted-average assumptions for purchase rights granted. Expected lives of three months to one year have been used along with these assumptions.

	Six Months Ended
	June 30, 2012	July 2, 2011
Fair market value	$35.20	$38.52
Option price	$33.44	$36.60
Expected dividend yield	0%	0%
Expected volatility	22%	26%
Risk free interest rate	0.04%	0.11%

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

U.S. federal tax returns for years 2008 through 2010 are currently under audit by the Internal Revenue Service. The tax years 2008 through 2010 remain open to examination by multiple state taxing jurisdictions. Tax authorities in the United Kingdom have completed income tax audits for tax years through 2006.

Zebra’s continuing practice is to recognize interest and/or penalties related to income tax matters as part of income tax expense. For the six months ended June 30, 2012 and July 2, 2011, we did not accrue any interest or penalties into income tax expense.

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Effective tax rate	23.6%	28.3%	25.8%	30.2%

Zebra’s estimates of taxes for interim periods are based upon the annual effective tax rate for the full-year, adjusted for any discrete items that relate to an interim period. The estimated annual effective tax rate is determined using projections of full-year taxable income by each Zebra legal entity with the appropriate statutory tax rate for that subsidiary applied. The effective rate may change during the year, typically due to the change in our estimated taxable income by jurisdiction as each year progresses.

The 2012 tax rate decline reflects the implementation of a new structure for Zebra’s international subsidiaries which has contributed to reducing the effective tax rate by 3.3% in the second quarter. In addition, the statutory tax rate in the UK was also reduced in 2012. Zebra’s rate in 2011 included a tax valuation allowance in the first quarter of 2011 against a subsequently disposed subsidiary.

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

The components of other comprehensive income gross and net of income tax are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Unrealized gains (losses) on hedging transactions:
Gross	$3,160	$(34)	$(3,338)	$(4,453)
Income tax (benefit)	760	(13)	(1,092)	(1,676)

Net	$2,400	$(21)	$(2,246)	$(2,777)

Unrealized gains (losses) on investments:
Gross	$(72)	$556	$797	$534
Income tax (benefit)	(26)	209	273	201

Net	$(46)	$347	$524	$333

The components of accumulated other comprehensive income (loss) included in the Consolidated Balance Sheets are as follows (in thousands):

	As of
	June 30, 2012	December 31, 2011
Unrealized gains and (losses) on hedging transactions:
Gross	$4,017	$7,355
Income tax (benefit)	1,004	2,096

Net	3,013	5,259

Unrealized gains and (losses) on investments classified as available-for-sale:
Gross	0	(797)
Income tax (benefit)	(15)	(288)

Net	15	(509)

Foreign currency translation adjustments	(8,775)	(8,963)

Total accumulated other comprehensive loss	$(5,747)	$(4,213)

Note 16 – New Accounting Pronouncements

In June 2011, the FASB issued update 2011-05, ASC 220, Comprehensive Income: Presentation of Comprehensive Income and in December 2011, the FASB issued update 2011-12, ASC 220, Comprehensive Income: Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU No. 2011-12 is to defer only those changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments, while the Board is re-deliberating; entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU No. 2011-05. All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. This standard is effective for interim and annual periods beginning after December 15, 2011. The adoption of this standard moved the Other Comprehensive Income statement disclosure from our footnote to its own financial statement for our 10-Q filings in 2012.

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

Note 17 Discontinued Operations

Sale of Navis, LLC - On March 18, 2011, we sold our Navis marine terminal solutions business and the related WhereNet marine terminal solutions product line of our Zebra Enterprise Solutions (“ZES”) business segment for approximately $188,588,000 in cash to Cargotec Corporation. During the first quarter of 2012, we received $13,790,000 of the previously escrowed funds and at June 30, 2012, Zebra has a remaining short term receivable from the buyer in the amount of $13,790,000 which represents the remaining funds held in escrow that are subject to adjustment according to terms of the agreement.

Sale of proveo AG - On August 3, 2011, we entered into a Share Purchase Agreement with F Two NV (a Belgium company) to sell all of our interest in Zebra Enterprise Solutions GmbH (formerly proveo AG) business. The loss recorded upon divestiture was $1,248,000. As part of the sale, Zebra agreed with the buyer to provide a revolving loan of up to €1,000,000 which is due August 3, 2012 and bears interest at 6.5%. Zebra realized tax benefits in the amount of $13,308,000 with the divestiture of proveo AG. These tax benefits are primarily related to the difference in book basis versus tax basis. On June 29, 2012 F Two NV (a Belgium company) sold the business and assigned the revolving loan to OBQ SA (a Luxembourg company) with Zebra’s consent. The revolving loan commitment was reduced to a lesser amount of up to €526,058. The due date for borrowings under the agreement was extended from August 3, 2012 to December 31, 2012. The interest rate remains unchanged at 6.5%.

Beginning in the first quarter of 2011, Zebra reported the results of these businesses as discontinued operations. The amounts presented below for discontinued operations include the operating results of Navis and proveo for the three and six months ended June 30, 2012 and July 2, 2011. After the Navis sale, Zebra consolidated the remaining Location Solutions product lines.

Summary results for discontinued operations in our unaudited consolidated statement of earnings are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Net sales	$0	$1,079	$0	$13,712

Loss from discontinued operations	$(150)	$(1,097)	$(150)	$(12,724)
Income tax (expense) benefit	(163)	104	(163)	1,105
Gain on sale of discontinued operations	613	788	613	68,001
Income tax expense on sale	0	0	0	(25,081)

Income (loss) from discontinued operations	$300	$(205)	$300	$31,301

The components of cash flows of discontinued operations in our unaudited consolidated statement of cash flows are as follows (in thousands):

	Six Months Ended
	June 30, 2012	July 2, 2011
Cash flows from discontinued operations:
Net cash used by operating activities	$0	$(827)
Net cash provided by (used in) investing activities	0	0
Net cash provided by (used in) financing activities	0	0
Effect of exchange rate changes on cash	0	12

Net decrease in cash and cash equivalents	0	(815)
Cash and cash equivalents at beginning of period	0	1,301

Cash and cash equivalents at end of period	$0	$486

Note 18 Subsequent Events

On June 28, 2012, Zebra entered into an agreement to purchase LaserBand, LLC (a Missouri limited liability company) for approximately $58,404,000 in cash, subject to a working capital adjustment. LaserBand, LLC is based in St Louis, Missouri, and is a leader in patient identification wristbands and related products. LaserBand, LLC strengthens Zebra’s product and patent portfolio and enables Zebra to offer a wider array of products to hospitals, other healthcare organizations and other wristband customers. The acquisition closed on July 13, 2012.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations: Second Quarter of 2012 versus Second Quarter of 2011

Consolidated Results of Operations

(Amounts in thousands, except percentages):

	Three Months Ended
	June 30, 2012	July 2, 2011	Percent Change	Percent of Net Sales - 2012	Percent of Net Sales - 2011
Net sales
Net sales of tangible products	$234,708	$232,762	0.8	95.0	94.8
Revenue from services & software	12,369	12,779	(3.2)	5.0	5.2

Total net sales	247,077	245,541	0.6	100.0	100.0
Cost of Sales
Cost of sales of tangible products	119,980	117,732	1.9	48.6	47.9
Cost of services & software	6,720	6,111	10.0	2.7	2.5

Total cost of sales	126,700	123,843	2.3	51.3	50.4

Gross profit	120,377	121,698	(1.1)	48.7	49.6
Operating expenses	80,918	75,027	7.9	32.8	30.6

Operating income	39,459	46,671	(15.5)	15.9	19.0
Other income (expense)	260	(420)	N/M	0.1	(0.2)

Income from continuing operations before income taxes	39,719	46,251	(14.1)	16.0	18.8
Income taxes	9,366	13,082	(28.4)	3.8	5.3

Income from continuing operations	30,353	33,169	(8.5)	12.2	13.5
Income (loss) from discontinued operations, net of tax	300	(205)	N/M	0.2	(0.1)

Net income	$30,653	$32,964	(7.0)	12.4	13.4

Diluted earnings per share:
Income from continuing operations	$0.58	$0.60	(3.3)
Income from discontinued operations	0.01	(0.00)	N/M

Net income	$0.59	$0.60	(1.7)

Consolidated Results of Operations – Second quarter

Sales

Net sales for the second quarter of 2012, compared with the corresponding 2011 quarter, increased 0.6%. The slight increase in sales was largely attributable to 1.2% growth in hardware sales. Printer unit volume increased 19.4% from the second quarter of 2011 primarily due to volume increases in desktop, mobile, kiosk, and card printers.

Sales by product category were as follows (amounts in thousands, except percentages):

	Three Months Ended
Product Category	June 30, 2012	July 2, 2011	Percent Change	Percent of Net Sales - 2012	Percent of Net Sales - 2011
Hardware	$183,973	$181,758	1.2	74.5	74.0
Supplies	49,508	49,578	(0.1)	20.0	20.2
Service and software	12,369	12,779	(3.2)	5.0	5.2

Subtotal products	245,850	244,115	0.7	99.5	99.4
Shipping and handling	1,227	1,426	(14.0)	0.5	0.6

Total net sales	$247,077	$245,541	0.6	100.0	100.0

Sales increased in Latin America due to geographic expansion with notable increases in mobile, desktop and card printer sales. Sales in North America increased due to increased sales to retail and manufacturing customers and a strong demand for desktop, card and mobile printers. Zebra continues to build a broader base of customers to penetrate targeted industries more deeply. Movements in foreign exchange rates decreased sales by $4,846,000 in the Europe, Middle East and Africa regions for the quarter due principally to a weaker euro against the U.S. dollar.

Sales to customers by geographic region were as follows (in thousands, except percentages):

	Three Months Ended
Geographic Region	June 30, 2012	July 2, 2011	Percent Change	Percent of Net Sales - 2012	Percent of Net Sales - 2011
Europe, Middle East and Africa	$77,857	$85,391	(8.8)	31.5	34.8
Latin America	25,371	24,065	5.4	10.3	9.8
Asia-Pacific	35,921	38,299	(6.2)	14.5	15.6

Total International	139,149	147,755	(5.8)	56.3	60.2
North America	107,928	97,786	10.4	43.7	39.8

Total net sales	$247,077	$245,541	0.6	100.0	100.0

Gross Profit

Gross profit of 48.7%, versus 49.6% in 2011, reflects unfavorable movements in foreign exchange rates and product mix. Unfavorable foreign currency movements decreased second quarter gross profit by $3,974,000.

Printer unit volumes and average selling price information is summarized below:

	Three Months Ended
	June 30, 2012	July 2, 2011	Percent Change
Total printers shipped	330,186	276,563	19.4
Average selling price of printers shipped	$471	$558	(15.6)

For the second quarter of 2012, unit volumes increased in desktop, mobile, kiosk, and card printers compared to the same period of 2011. The 15.6% decrease in average selling price is a result primarily of a change in product mix from one quarter compared to the other.

Operating Expenses

Operating expenses for the quarter increased 7.9% due mainly to greater selling and marketing expenses, general and administrative expenses and acquisition costs. These increases are principally related to activities supporting Zebra’s geographic expansion and market development activities. Compensation costs, which primarily relate to higher headcount, increased over most categories when compared to 2011. Business development, outside professional services, travel and entertainment, rent, depreciation and information systems expenses all increased over 2011 levels. Acquisition costs in 2012 relate to investigated and completed merger and acquisition activity during the period.

Operating expenses are summarized below (in thousands, except percentages):

	Three Months Ended
Operating Expenses	June 30, 2012	July 2, 2011	Percent Change	Percent of Net Sales 2012	Percent of Net Sales 2011
Selling and marketing	$32,158	$30,950	3.9	13.0	12.6
Research and development	22,336	22,487	(0.7)	9.0	9.2
General and administrative	24,402	20,688	18.0	10.0	8.4
Amortization of intangible assets	770	836	(7.9)	0.3	0.3
Acquisition costs	1,252	0	N/M	0.5	N/M
Exit and restructuring costs	0	66	N/M	N/M	0.1

Total operating expenses	$80,918	$75,027	7.9	32.8	30.6

Operating Income

The operating income decreased 15.5% for the second quarter of 2012 versus 2011 as a result of a slight decrease in gross profits and increased operating expenses as noted above.

Other Income (Expense)

Investment income increased slightly from higher cash and investment amounts in 2012 compared with 2011, primarily related to increased cash from operations. Zebra recorded a higher foreign exchange loss in 2011 as the U.S. dollar weakened against the euro.

Zebra’s non-operating income and expense items are summarized in the following table (in thousands):

	Three Months Ended
	June 30, 2012	July 2, 2011
Investment income	$826	$656
Foreign exchange loss	(80)	(833)
Other, net	(486)	(243)

Total other income (expense)	$260	$(420)

Income Taxes

The effective income tax rate for the second quarter of 2012 was 23.6% compared with 28.3% for the second quarter of 2011. The 2012 effective tax rate decline reflects the implementation of a new structure for Zebra’s international subsidiaries which has contributed to reducing the effective tax rate by 3.3% in the second quarter. In addition, the statutory tax rate in the UK was also reduced in 2012.

Income from Discontinued Operations

Beginning in the first quarter of 2011, Zebra reported the results of Navis and proveo as discontinued operations. Each of these businesses were sold during 2011. The income from discontinued operations in 2012 is primarily related to the amendment and extension of the proveo loan agreement. The losses in 2011 relate to the discontinued proveo business operations in the comparable period.

Results of Operations: Six months ended June 30, 2012 versus six months ended July 2, 2011

Consolidated Results of Operations

(Amounts in thousands, except percentages):

	Six Months Ended
	June 30, 2012	July 2, 2011	Percent Change	Percent of Net Sales - 2012	Percent of Net Sales - 2011
Net sales
Net sales of tangible products	$467,184	$458,882	1.8	95.2	95.0
Revenue from services & software	23,768	23,960	(0.8)	4.8	5.0

Total net sales	490,952	482,842	1.7	100.0	100.0
Cost of Sales
Cost of sales of tangible products	239,013	228,513	4.6	48.7	47.3
Cost of services & software	11,679	12,633	(7.6)	2.4	2.6

Total cost of sales	250,692	241,146	4.0	51.1	49.9

Gross profit	240,260	241,696	(0.6)	48.9	50.1
Operating expenses	158,792	150,663	5.4	32.3	31.2

Operating income	81,468	91,033	(10.5)	16.6	18.9
Other income (expense)	146	(408)	N/M	0.0	(0.1)

Income from continuing operations before income taxes	81,614	90,625	(9.9)	16.6	18.8
Income taxes	21,097	27,328	(22.8)	4.3	5.7

Income from continuing operations	60,517	63,297	(4.4)	12.3	13.1
Income (loss) discontinued operations, net of tax	300	31,301	(99.0)	0.1	6.5

Net Income	$60,817	$94,598	(35.7)	12.4	19.6

Diluted earnings per share
Income from continuing operations	$1.16	$1.14	1.8
Income from discontinued operations	0.01	0.57	N/M

Net income	$1.17	$1.71	(31.6)

Consolidated Results of Operations – Year to date

Sales

Net sales for the first six months of 2012 compared with the same 2011 period increased 1.7% due to a broad based demand despite a struggling economy. The increase in sales was largely attributable to 5.6% growth in supplies including labels, card printer supplies and aftermarket parts. Supplies sales increased from greater shipments of labels and thermal ribbons. Printer unit volume increased 12.0% for the first six months of 2012 compared to levels in 2011 primarily due to volume increases in desktop, mobile and card printers.

Sales by product category were as follows (amounts in thousands, except percentages):

	Six Months Ended
Product Category	June 30, 2012	July 2, 2011	Percent Change	Percent of Net Sales - 2012	Percent of Net Sales - 2011
Hardware	$365,169	$361,895	0.9	74.4	75.0
Supplies	99,470	94,213	5.6	20.3	19.5
Service and software	23,768	23,960	(0.8)	4.8	4.9

Subtotal products	488,407	480,068	1.7	99.5	99.4
Shipping and handling	2,545	2,774	(8.3)	0.5	0.6

Total net sales	$490,952	$482,842	1.7	100.0	100.0

Sales increased in Latin America due to geographic expansion with notable increases in card, mobile, and desktop printer sales for the first six months of 2012 compared to the same period in 2011. Latin America also benefitted from increased aftermarket sales in 2012 over 2011 levels. Sales in North America increased due to increased sales of aftermarket supplies and a strong demand for desktop, card and midrange printers. Zebra continues to build a broader base of customers to penetrate targeted industries more deeply. Movements in foreign exchange rates decreased sales by $6,514,000 in the Europe, Middle East and Africa regions due principally to a weaker euro against the U.S. dollar.

Sales to customers by geographic region were as follows (in thousands, except percentages):

	Six Months Ended
Geographic Region	June 30, 2012	July 2, 2011	Percent Change	Percent of Net Sales - 2012	Percent of Net Sales - 2011
Europe, Middle East and Africa	$163,978	$169,621	(3.3)	33.4	35.1
Latin America	47,658	44,169	7.9	9.7	9.1
Asia-Pacific	69,069	70,794	(2.4)	14.1	14.7

Total International	280,705	284,584	(1.4)	57.2	58.9
North America	210,247	198,258	6.0	42.8	41.1

Total net sales	$490,952	$482,842	1.7	100.0	100.0

Gross Profit

Gross profit decreased 0.6% due to unfavorable movements in product mix. Gross profit was affected by unfavorable foreign currency movements which decreased gross profit by $5,177,000. The above factors contributed to the decrease in gross margin from 50.1%. to 48.9%.

Printer unit volumes and average selling price information is summarized below:

	Six Months Ended
	June 30, 2012	July 2, 2011	Percent Change
Total printers shipped	627,855	560,740	12.0
Average selling price of printers shipped	$486	$541	(10.1)

For the first six months of 2012, unit volumes increased in nearly all printer product lines compared to the same period of 2011, with notable volume increase in desktop, mobile and card printers. The 10.1% decrease in average selling price is a result primarily of a change in product mix.

Operating Expenses

Operating expenses for the six month period increased 5.4% due to greater selling and marketing and general and administrative expenses. Several categories accounted for these increases, including compensation costs, business development, outside professional services, travel and entertainment, rent, depreciation and information systems expenses. These increases are principally related to activities supporting Zebra’s geographic expansion and market development activities. Acquisition costs in 2012 relate to investigated and completed acquisitions during the period. Exit and restructuring costs in 2011 relate to the relocation and consolidation of administrative, accounting and distribution functions of our Location Solutions product line.

Operating expenses are summarized below (in thousands, except percentages):

	Six Months Ended
Operating Expenses	June 30, 2012	July 2, 2011	Percent Change	Percent of Net Sales 2012	Percent of Net Sales 2011
Selling and marketing	$64,272	$59,478	8.1	13.1	12.3
Research and development	42,752	44,168	(3.2)	8.7	9.1
General and administrative	48,722	43,394	12.3	9.9	9.0
Amortization of intangible assets	1,540	1,671	(7.8)	0.3	0.4
Acquisition costs	1,506	0	N/M	0.3	0.0
Exit and restructuring costs	0	1,952	N/M	0.0	0.4

Total operating expenses	$158,792	$150,663	5.4	32.3	31.2

Operating Income

The operating income decrease for the first six months of 2012 was the result of increased operating expenses as noted above.

Other Income (Expense)

Investment income increased slightly from increased cash and investment balances in 2012 compared with 2011. Zebra recorded a larger foreign exchange loss in 2011.

Zebra’s non-operating income and expense items are summarized in the following table (in thousands):

	Six Months Ended
	June 30, 2012	July 2, 2011
Investment income	$1,418	$1,216
Foreign exchange loss	(422)	(1,127)
Other, net	(850)	(497)

Total other income (expense)	$146	$(408)

Income Taxes

The effective income tax rate for the first six months of 2012 was 25.8% compared with an income tax rate of 30.2% for the first six months of 2011. The 2012 effective tax rate decline reflects the implementation of a new structure for Zebra’s international subsidiaries which has contributed to reducing the effective tax rate. In addition, the statutory tax rate in the UK was also reduced in 2012. Zebra’s rate in 2011 included a tax valuation allowance in the first quarter of 2011 against a subsequently disposed subsidiary.

Income from Discontinued Operations

Beginning in the first quarter of 2011, Zebra reported the results of Navis and proveo as discontinued operations. Each of these businesses were sold during 2011. The income from discontinued operations in 2012 is primarily related to the amendment and extension of the proveo loan agreement. The losses in 2011 relate to the discontinued proveo business operations in the comparable period.

Liquidity and Capital Resources

(Amounts in thousands, except percentages):

	Six Months Ended
Rate of Return Analysis:	June 30, 2012	July 2, 2011
Average cash and marketable securities balances	$356,759	$300,738
Annualized rate of return	0.8%	0.8%

Average cash and marketable securities balances for the first six months of 2012 increased compared to 2011 as a result of increased cash provided by operating activities and from the collection of the escrowed proceeds from the sale of Navis.

As of June 30, 2012, Zebra had $386,822,000 in cash and investments and marketable securities, compared with $326,695,000 at December 31, 2011. Factors affecting cash and investment balances during the first six months of 2012 include the following (changes below include the impact of foreign currency):

•	Inventories decreased $16,599,000 due to decreases in raw materials and finished goods.

•	Accounts payable decreased $9,594,000 due to the timing of payments at period end.

•	Accrued liabilities decreased $11,422,000 due to the timing of annual bonus payments and regular payroll.

•	Income taxes payable increased $10,714,000 due to the timing of tax payments.

•	Purchases of property and equipment totaled $10,599,000.

•	Half of the escrowed proceeds from the sale of Navis totaling $13,790,000 were received.

•	Purchases of treasury shares totaled $24,645,000.

Management believes that existing capital resources and funds generated from operations are sufficient to finance anticipated capital requirements, which included the purchase of LaserBand, LLC in July 2012 which utilized approximately $58,404,000 in cash.

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

Investments and Marketable Securities

Investments and marketable securities at June 30, 2012, consisted of the following:

U.S. government and agency securities	22.7%
Obligations of government-sponsored enterprises (1)	4.3%
State and municipal bonds	36.9%
Corporate securities	36.1%

(1)	Includes investments in notes issued by the Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association, the Federal Farm Credit Banks and the Federal Home Loan Bank.

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

Trading and available-for-sale securities are recorded at fair value. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of discounts or premiums. Unrealized holding gains and losses on trading securities are included in earnings. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders’ equity until realized. As of June 30, 2012, Zebra’s investments in marketable debt securities are classified as available-for-sale. In addition, as of June 30, 2012, all of our investments in marketable debt securities with maturities greater than one year are classified as long-term investments in the balance sheet due to our ability and intent to hold them until maturity.

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

We reserve for estimated credit losses based upon historical experience and specific customer collection issues. Over the last three years, accounts receivable reserves varied from 0.7% to 1.2% of total accounts receivable. Accounts receivable reserves as of June 30, 2012, were $1,057,000, or 0.7% of the balance due. Accounts receivable reserves as of December 31, 2011, were $1,560,000, or 1.0% of the balance due. We believe our reserve level is appropriate considering the quality of the portfolio as of June 30, 2012. While credit losses have historically been within expectations and the provisions established, we cannot guarantee that our credit loss experience will continue to be consistent with historical experience.

Inventories

We value our inventories at the lower of the actual cost to purchase or manufacture using the first-in, first-out (FIFO) method, or the current estimated market value. We review inventory quantities on hand and record a provision for excess and obsolete inventory based on forecasts of product demand and production requirements for the subsequent twelve months.

Over the last three years, our reserves for excess and obsolete inventories have ranged from 8.0% to 11.9% of gross inventory. As of June 30, 2012, inventory reserves were $15,822,000, or 11.9% of gross inventory compared to inventory reserves of $14,710,000, or 9.9% of gross inventory as of December 31, 2011. We believe our reserve level is appropriate considering the quantities and quality of the inventories as of June 30, 2012.

Valuation of Goodwill

We test the impairment of goodwill each year as of the end of May or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We completed our annual assessment during June 2012 and determined that our goodwill was not impaired as of the end of May 2012.

Goodwill of a reporting unit is tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Examples of such events or circumstances include:

•	Significant adverse change in legal factors or in the business climate,

•	Adverse action or assessment by a regulator,

•	Unanticipated competition,

•	Loss of key personnel,

•	More-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed of,

•	Testing for recoverability of a significant asset group within a reporting unit, or

•	Allocation of a portion of goodwill to a business to be disposed of.

If we believe that one or more of the above indicators of impairment have occurred, we perform an impairment test. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. We generally determine the fair value of our reporting units using three valuation methods: Income Approach – Discounted Cash Flow Analysis, Market Approach – Guideline Public Company Method and Market Approach – Comparative Transactions Method. The approach defined below is based upon our last impairment test conducted in June 2012 as of the end of May 2012.

Under the “Income Approach – Discounted Cash Flow Analysis” the key assumptions consider sales, cost of sales and operating expenses projected through the year 2021. These assumptions were determined by management utilizing our internal operating plan and assuming growth rates for revenues and operating expenses, and margin assumptions. The fourth key assumption under this approach is the discount rate which is determined by looking at current risk-free rates of capital, current market interest rates and the evaluation of risk premium relevant to the business segment. If our assumptions relative to growth rates were to change or were incorrect, our fair value calculation may change which could result in impairment.

Under the “Market Approach – Guideline Company Method” we identified 20 publicly traded companies, including Zebra, which we believe have significant relevant similarities. For these 20 companies we calculated the mean ratio of invested capital to revenues and invested capital to EBITDA. Similar to the Income approach discussed above, sales, cost of sales, operating expenses and their respective growth rates were the key assumptions utilized. The market prices of Zebra and other guideline company shares are key assumptions. If these market prices increase, the estimated market value would increase. If the market prices decrease, the estimated market value would decrease.

Under the “Market Approach – Comparative Transactions Method” we looked at 19 market based transactions for companies that have similarities to our business segment, including similarities to one or more of the business lines, markets, growth prospects, margins and size. We calculated mean revenue and EBITDA multiples for the selected transactions. These multiples were applied to forecasted Zebra results for that segment to estimate market value. The key assumptions and impact to changes to those assumptions would be similar to those assumptions under the “Income Approach – Discounted Cash Flow Analysis” and the “Market Approach – Guideline Company Method”.

The results of these three methods are weighted based upon management’s determination with more weighing upon the Income approach because it considers anticipated future financial performance. The Market approaches are based upon historical and current economic conditions which might not reflect the long term prospects or opportunities for our business segment being evaluated.

If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, we perform the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill. Zebra has two reporting units required for its annual goodwill impairment test. The larger of the two reporting units’ fair value exceeded its carrying value by a significant amount. For the second, smaller reporting unit the amount by which the fair value exceeded the carrying value ranged from approximately 8% under the Income Approach and 31% under the Market Approach. A 1% movement in the discount rate or a small deterioration in operating results could result in a requirement to perform an additional impairment test for this reporting unit and may result in a goodwill impairment charge of up to $9,100,000 related to this reporting unit.

There have not been any significant changes to our impairment testing methodology other than updating the assumptions to reflect the current market environment. As discussed above, key assumptions used in the first step of the goodwill impairment test were determined by management utilizing the internal operating plan. The key assumptions utilized include forecasted growth rates for revenues and operating expenses as well as a discount rate which is determined by looking at current risk-free rates of capital, current market interest rates and the evaluation of risk premium relevant to the business segment. Our fair value calculation could change and possibly result in impairment if our assumptions relative to growth rates were to change or were incorrect or our forecast of revenues and operating expenses are not met. Also, changes to the discount rate which would be driven by any changes in the risk-free rate, or changes market interest rates could impact the fair value changes. As such, any negative changes in the above rates or factors could change the fair value calculation and could cause the failure of the first step of the impairment for the smaller reporting unit. Zebra will monitor future results and if necessary will perform at test if indicators trigger an impairment review.

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

Net intangible assets, long-lived assets and goodwill amounted to $191,822,000 as of June 30, 2012.

Acquisition Costs

Zebra expenses acquisition costs as incurred. Acquisition costs are included as a component of operating expenses.

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

Zebra’s continuing practice is to recognize interest and/or penalties related to income tax matters as part of income tax expense. For the six month ended June 30, 2012 and July 2, 2011, we did not accrue any interest or penalties into income tax expense.

Zebra’s estimates of taxes for interim periods are based upon the annual effective tax rate for the full-year, adjusted for any discrete items that relate to an interim period. The estimated annual effective tax rate is determined using projections of full-year taxable income by each Zebra legal entity with the appropriate statutory tax rate for that subsidiary applied. The effective rate may change during the year, typically due to the change in our estimated taxable income by jurisdiction as each year progresses. Zebra is estimating a consolidated effective tax rate between 24.0% and 25.0% for the second half of 2012.

	Six Months Ended
	June 30, 2012	July 2, 2011
Effective tax rate	25.8%	30.2%

The 2012 effective tax rate decline reflects the implementation of a new structure for Zebra’s international subsidiaries which has contributed to reducing the effective tax rate in the second quarter. In addition, the statutory tax rate in the UK was also reduced in 2012. Zebra’s rate in 2011 included a tax valuation allowance in the first quarter of 2011 against a subsequently disposed subsidiary.

Significant Customer

Our net sales to significant customers as a percentage of total net sales were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Customer A	20.8%	18.9%	21.1%	19.2%
Customer B	10.6%	10.5%	10.8%	10.7%

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

Safe Harbor

Forward-looking statements contained in this filing are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995 and are highly dependent upon a variety of important factors which could cause actual results to differ materially from those reflected or implied in such forward looking statements. These forward-looking statements are based on current expectations, forecasts and assumptions and are subject to the risks and uncertainties inherent in Zebra’s industry, market conditions, general domestic and international economic conditions, and other factors. These factors include:

•	Market acceptance of Zebra’s printers, other hardware and software products and competitors’ product offerings and the potential effects of technological changes,

•	The effect of market conditions in our geographic regions of North America, Europe, Middle East and Africa, Asia Pacific and Latin America,

•	Our ability to control manufacturing and operating costs,

•	Success of acquisitions and their integration, including the realization of revenue and cost synergies,

•	Interest rate and financial market conditions because of our large investment portfolio,

•	The growing regulatory burdens imposed by federal, state and local governments,

•	The effect of natural disasters on our business,

•	Currency exchange rates due to the large percentage of our sales and operations outside of the U.S., and

•	The outcome of litigation in which Zebra is involved, particularly litigation or claims related to infringement of third-party intellectual property rights.

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

There were no material changes in Zebra’s market risk during the quarter ended June 30, 2012. For additional information on market risk, refer to the “Quantitative and Qualitative Disclosures About Market Risk” section of our Form 10-K for the year ended December 31, 2011. See Note 3 to the Consolidated Financial Statements included in this report for further discussion of investments and marketable securities.

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

As of February 27, 2012, we completed the implementation of the new systems for our North America region. This implementation included customer order entry and invoicing, inventory procurement and management, certain accounts payable activity, and other related operational systems. As part of the implementation, we changed many of the related internal controls substantially by reducing the number of manual controls with system controls and streamlining Zebra’s internal operations. These new controls will be subject to testing throughout 2012. The effectiveness of these new controls will be disclosed in our December 31, 2012 internal control report.

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

Treasury Shares

During the second quarter of 2012, Zebra purchased 409,296 shares of Zebra’s Class A Common Stock at a weighted average share price of $36.33 per share, as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum number of shares that may yet be purchased under the program
April 2012 (April 1 – April 28)	166,176	$37.43	166,176	3,065,456
May 2012 (April 29 – May 26)	153,036	$37.45	153,036	2,912,420
June 2012 (May 27 – June 30)	90,084	$32.40	90,084	2,822,336

(1)	On November 4, 2011, Zebra’s Board authorized the purchase of up to an additional 3,000,000 shares under our stock repurchase program. This authorization does not have an expiration date.

(2)	During the second quarter, Zebra acquired 61,780 shares of Zebra Class A Common Stock through the withholding of shares necessary to satisfy tax withholding obligations upon the vesting of restricted stock awards. These shares were acquired at an average price of $37.62 per share.

Item 6.	Exhibits

10.1	Form of 2012 time-vested stock appreciation rights agreement for employees other than CEO. +

10.2	Form of 2012 time-vested restricted stock agreement for employees other than CEO. +

10.3	Form of 2012 performance-based restricted stock agreement for employees other than CEO. +

10.4	Form of 2012 time-vested stock appreciation rights agreement for CEO. +

10.5	Form of 2012 time-vested restricted stock agreement for CEO. +

10.6	Form of 2012 performance-based restricted stock agreement for CEO. +

10.7	Form of 2012 stock appreciation rights agreement for non-employee directors. +

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from Zebra Technologies Corporation Quarterly Report on Form 10-Q, for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the consolidated balance sheets; (ii) the consolidated statements of earnings; (iii) the consolidated statements of comprehensive income, (iv) the consolidated statements of cash flows; and (v) notes to consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZEBRA TECHNOLOGIES CORPORATION

Date: August 1, 2012	By:	/s/ Anders Gustafsson
Anders Gustafsson
Chief Executive Officer

Date: August 1, 2012	By:	/s/ Michael C. Smiley
Michael C. Smiley
Chief Financial Officer