Form 10-Q
period 2012-09-29
ZEBRA TECHNOLOGIES CORP
filed 2012-11-07
CIK 877212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2012

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

As of October 26, 2012, there were 50,858,051 shares of Class A Common Stock, $.01 par value, outstanding.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

QUARTER ENDED SEPTEMBER 29, 2012

PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	September 29, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$52,253	$36,418
Investments and marketable securities	160,690	182,398
Accounts receivable, net	165,160	155,230
Receivable from buyer	0	27,580
Inventories, net	122,915	133,288
Deferred income taxes	15,506	13,931
Income tax receivable	0	13,111
Prepaid expenses and other current assets	14,454	22,917

Total current assets	530,978	584,873

Property and equipment at cost, less accumulated depreciation and amortization	102,537	97,822
Long-term deferred income taxes	7,536	11,866
Goodwill	95,345	79,703
Other intangibles, net	39,017	12,667
Long-term investments and marketable securities	155,852	107,879
Other assets	9,425	4,196

Total assets	$940,690	$899,006

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$28,180	$33,273
Accrued liabilities	50,568	64,612
Deferred revenue	12,288	11,089
Income taxes payable	2,031	0

Total current liabilities	93,067	108,974
Deferred rent	1,406	1,592
Other long-term liabilities	13,188	11,515

Total liabilities	107,661	122,081

Stockholders’ equity:
Preferred Stock	0	0
Class A Common Stock	722	722
Additional paid-in capital	136,750	131,422
Treasury stock	(628,683)	(596,622)
Retained earnings	1,333,530	1,245,616
Accumulated other comprehensive loss	(9,290)	(4,213)

Total stockholders’ equity	833,029	776,925

Total liabilities and stockholders’ equity	$940,690	$899,006

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Net sales
Net sales of tangible products	$239,786	$241,686	$706,970	$700,568
Revenue from services and software	12,251	11,652	36,019	35,612

Total net sales	252,037	253,338	742,989	736,180

Cost of sales
Cost of sales of tangible products	118,751	122,529	357,764	351,042
Cost of services and software	6,362	7,256	18,041	19,889

Total cost of sales	125,113	129,785	375,805	370,931

Gross profit	126,924	123,553	367,184	365,249

Operating expenses:
Selling and marketing	32,321	31,942	96,593	91,420
Research and development	22,007	22,584	64,759	66,752
General and administrative	22,481	18,978	71,203	62,372
Amortization of intangible assets	1,670	843	3,210	2,514
Acquisition costs	566	188	2,072	188
Exit and restructuring costs	0	138	0	2,090
Asset impairment charge	9,114	0	9,114	0

Total operating expenses	88,159	74,673	246,951	225,336

Operating income	38,765	48,880	120,233	139,913

Other income (expense):
Investment income	541	134	1,959	1,350
Foreign exchange loss	(514)	(173)	(936)	(1,300)
Other, net	(294)	(859)	(1,144)	(1,356)

Total other income (expense)	(267)	(898)	(121)	(1,306)

Income from continuing operations before income taxes	38,498	47,982	120,112	138,607
Income taxes	11,917	13,795	33,014	41,123

Income from continuing operations	26,581	34,187	87,098	97,484
Income from discontinued operations, net of tax	516	10,814	816	42,115

Net income	$27,097	$45,001	$87,914	$139,599

Basic earnings per share:
Income from continuing operations	$0.52	$0.64	$1.68	$1.79
Income from discontinued operations	0.01	0.20	0.02	0.77

Net income	$0.53	$0.84	$1.70	$2.56

Diluted earnings per share:
Income from continuing operations	$0.51	$0.64	$1.67	$1.78
Income from discontinued operations	0.01	0.20	0.02	0.77

Net income	$0.52	$0.84	$1.69	$2.55

Basic weighted average shares outstanding	51,566	53,339	51,775	54,405
Diluted weighted average and equivalent shares outstanding	51,809	53,628	52,041	54,770

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Net income	$27,097	$45,001	$87,914	$139,599
Other comprehensive income (loss):
Unrealized gains (losses) on hedging transactions, net of income taxes	(3,946)	5,615	(6,192)	2,838
Unrealized holding gains (losses) on investments, net of income taxes	392	(636)	917	(303)
Foreign currency translation adjustment	12	173	198	(630)

Comprehensive income	$23,555	$50,153	$82,837	$141,504

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Nine Months Ended
	September 29, 2012	October 1, 2011
Cash flows from operating activities:
Net income	$87,914	$139,599
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	18,906	17,985
Equity-based compensation	11,485	11,060
Asset impairment charge	9,114	0
Impairment of investments	0	326
Excess tax benefit from equity-based compensation	(1,492)	(1,265)
Loss on sale of property and equipment	178	53
Gain on sale of business	(613)	(66,753)
Deferred income taxes	2,755	5,703
Changes in assets and liabilities:
Accounts receivable, net	(6,108)	(10,112)
Inventories, net	11,981	(6,635)
Other assets	12,070	(10,150)
Accounts payable	(10,843)	(8,493)
Accrued liabilities	(11,341)	(14,917)
Deferred revenue	2,644	(16,707)
Income taxes	14,711	(7,087)
Other operating activities	(6,378)	2,116

Net cash provided by operating activities	134,983	34,723

Cash flows from investing activities:
Purchases of property and equipment	(17,140)	(17,829)
Proceeds from the sale of business	27,580	161,206
Acquisition of business, net of cash acquired	(59,874)	0
Acquisition of intangible assets	(3,000)	(200)
Purchase of long-term equity investment	(5,000)	0
Purchases of investments and marketable securities	(483,349)	(791,811)
Maturities of investments and marketable securities	324,139	493,649
Proceeds from sales of investments and marketable securities	133,863	253,377

Net cash provided by (used in) investing activities	(82,781)	98,392

Cash flows from financing activities:
Purchase of treasury stock	(39,697)	(146,373)
Proceeds from exercise of stock options and stock purchase plan purchases	1,909	9,197
Excess tax benefit from equity-based compensation	1,492	1,265

Net cash used in financing activities	(36,296)	(135,911)

Effect of exchange rate changes on cash	(71)	(899)

Net increase in cash and cash equivalents	15,835	(3,695)
Cash balance of discontinued operations at beginning of period	0	1,301
Less: Cash balance of discontinued operations at end of period	0	0
Cash and cash equivalents at beginning of period	36,418	46,175

Cash and cash equivalents at end of period	$52,253	$43,781

Supplemental disclosures of cash flow information:
Income taxes paid	$16,773	$53,512

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

The consolidated balance sheet as of December 31, 2011 included in this Form 10-Q is taken from the audited consolidated balance sheet in our Form 10-K. These interim financial statements include all adjustments (of a normal, recurring nature) necessary to present fairly Zebra’s consolidated financial position as of September 29, 2012, the consolidated statement of earnings for the three and nine months ended September 29, 2012 and October 1, 2011, consolidated statement of comprehensive income for the three and nine months ended September 29, 2012 and October 1, 2011, and the consolidated statement of cash flows for the nine months ended September 29, 2012 and October 1, 2011. These results, however, are not necessarily indicative of results for the full year.

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

In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as consider counterparty credit risk in the assessment of fair value. Included in our investment portfolio at September 29, 2012, is an auction rate security which is classified as available for sale and is reflected at fair value. Due to events in credit markets, however, the auction event for the instrument held by Zebra is failed. Therefore, the fair value of this security is estimated utilizing broker quotations, discounted cash flow analysis or other types of valuation adjustment methodologies at September 29, 2012. These analyses consider, among other items, the collateral underlying the security instruments, the creditworthiness of the counterparty, the timing of expected future cash flows, estimates of the next time the security is expected to have a successful auction, and Zebra’s intent and ability to hold such securities until credit markets improve. The security was also compared, when possible, to other securities with similar characteristics.

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

Financial assets and liabilities carried at fair value as of September 29, 2012, are classified below (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
U.S. government and agency securities	$80,885	$12,491	$0	$93,376
Obligations of government-sponsored enterprises (1)	0	5,048	0	5,048
State and municipal bonds	0	101,024	0	101,024
Corporate securities	0	114,470	2,588	117,058
Other investments	0	36	0	36

Investments subtotal	80,885	233,069	2,588	316,542
Money market investments related to the deferred compensation plan	3,424	0	0	3,424

Total assets at fair value	$84,309	$233,069	$2,588	$319,966

Liabilities:
Forward contracts (2)	$1,843	$(767)	$0	$1,076
Liabilities related to the deferred compensation plan	3,424	0	0	3,424

Total liabilities at fair value	$5,267	$(767)	$0	$4,500

Financial assets and liabilities carried at fair value as of December 31, 2011, are classified below (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
U.S. government and agency securities	$25,540	$25,307	$0	$50,847
Obligations of government-sponsored enterprises (1)	0	16,612	0	16,612
State and municipal bonds	0	142,873	0	142,873
Corporate securities	0	77,321	2,588	79,909
Other investments	0	36	0	36

Investments subtotal	25,540	262,149	2,588	290,277
Forward contracts (2)	2,626	6,584	0	9,210
Money market investments related to the deferred compensation plan	3,199	0	0	3,199

Total assets at fair value	$31,365	$268,733	$2,588	$302,686

Liabilities:
Liabilities related to the deferred compensation plan	$3,199	$0	$0	$3,199

Total liabilities at fair value	$3,199	$0	$0	$3,199

(1)	Includes investments in notes issued by the Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association, the Federal Farm Credit Banks, and the Federal Home Loan Bank.

(2)	The fair value of contracts are calculated as follows:

a.	Fair value of a collar or put option contract associated with forecasted sales hedges are calculated using bid and ask rates for similar contracts.

b.	Fair value of regular forward contracts associated with forecasted sales hedges are calculated using the period-end exchange rate adjusted for current forward points.

c.	Fair value of balance sheet hedges are calculated at the period end exchange rate adjusted for current forward points unless the hedge has been traded but not settled at period end. If this is the case, the fair value is calculated at the rate at which the hedge is being settled.

The following table presents Zebra’s activity for assets measured at fair value on a recurring basis using significant unobservable inputs, Level 3, for the following periods (in thousands):

	Nine Months Ended
	September 29, 2012	October 1, 2011
Balance at beginning of the year	$2,588	$5,597
Transfers to Level 3	0	0
Total losses (realized or unrealized):
Included in earnings	0	(362)
Included in other comprehensive income (loss)	0	317
Purchases and settlements (net)	0	(2,964)

Balance at end of period	$2,588	$2,588

Total gains and (losses) for the period included in earnings attributable to the change in unrealized losses relating to assets still held at end of period	$0	$0

The following is a summary of current and long-term investments (in thousands):

	As of September 29, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government and agency securities	$93,286	$90	$0	$93,376
Obligations of government-sponsored enterprises	5,037	11	0	5,048
State and municipal bonds	100,836	202	(14)	101,024
Corporate securities	116,791	802	(535)	117,058
Other investments	36	0	0	36

Total investments	$315,986	$1,105	$(549)	$316,542

	As of December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government and agency securities	$50,738	$115	$(6)	$50,847
Obligations of government-sponsored enterprises	16,581	32	(1)	16,612
State and municipal bonds	142,586	330	(43)	142,873
Corporate securities	81,132	164	(1,387)	79,909
Other investments	36	0	0	36

Total investments	$291,073	$641	$(1,437)	$290,277

The maturity dates of investments are as follows (in thousands):

	As of September 29, 2012
	Amortized Cost	Estimated Fair Value
Less than 1 year	$160,523	$160,690
1 to 5 years	150,818	151,579
6 to 10 years	4,645	4,273
Thereafter	0	0

Total	$315,986	$316,542

The carrying value for Zebra’s financial instruments classified as current assets and current liabilities approximate fair value due to their short maturities.

Note 3 – Investments and Marketable Securities

We classify our investments in marketable debt securities as available-for-sale. As of September 29, 2012, all of our investments in marketable debt securities with maturities greater than one year are classified as long-term investments on the balance sheet due to our ability and intent to hold them until maturity.

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

In the second quarter of 2012 Zebra acquired a 2.7% interest in a venture capital technology company for $5,000,000. This investment is classified as a long term asset.

Included in Zebra’s cash and investments and marketable securities are amounts held by foreign subsidiaries which are generally invested in U.S. dollar-denominated holdings. Zebra had foreign cash and investments of $153,693,000 as of September 29, 2012, and $96,829,000 as of December 31, 2011. Amounts held by foreign subsidiaries are generally subject to U.S. income taxation upon repatriation, however, Zebra does not intend to repatriate these funds.

Note 4 – Accounts Receivable

The components of accounts receivable are as follows (in thousands):

	As of
	September 29, 2012	December 31, 2011
Accounts receivable, gross	$166,242	$156,790
Accounts receivable reserves	(1,082)	(1,560)

Accounts receivable, net	$165,160	$155,230

Note 5 – Inventories

The components of inventories are as follows (in thousands):

	As of
	September 29, 2012	December 31, 2011
Raw material	$38,397	$45,795
Work in process	597	872
Deferred costs of long-term contracts	547	220
Finished goods	98,196	101,111

Inventories, gross	137,737	147,998
Inventory reserves	(14,822)	(14,710)

Inventories, net	$122,915	$133,288

Note 6 – Goodwill and Other Intangible Assets

Intangible assets are as follows (in thousands):

	As of September 29, 2012
	Gross Amount	Accumulated Amortization	Net Amount
Current technology	$18,978	$(11,975)	$7,003
Patent and patent rights	27,972	(14,175)	13,797
Customer relationships	20,493	(2,276)	18,217

Other intangibles, net	$67,443	$(28,426)	$39,017

Amortization expense for the nine months ended September 29, 2012		$3,210

	As of December 31, 2011
	Gross Amount	Accumulated Amortization	Net Amount
Current technology	$12,718	$(11,403)	$1,315
Patent and patent rights	23,392	(12,079)	11,313
Customer relationships	1,773	(1,734)	39

Other intangibles, net	$37,883	$(25,216)	$12,667

Amortization expense for the nine months ended October 1, 2011		$2,514

On July 13, 2012, we acquired intangible assets in the amount of $29,560,000 for patents, technology and customer relationships. These intangible assets have an estimated useful life ranging from 5 to 9 years. See Note 18 Business Combinations for specific information regarding the acquisition. In addition, during 2012, Zebra has paid $3,000,000 towards intangible asset commitments accrued and recorded as of December 31, 2011.

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

We performed our annual impairment test in June 2012 and determined that our goodwill was not impaired as of the end of May 2012. Zebra has two reporting units required for its annual goodwill impairment test. As of our May 2012 testing date, the larger of the two reporting units’ fair value exceeded its carrying value by a significant amount; whereas the second, smaller reporting unit, the amount by which the fair value exceeded the carrying value ranged from approximately 8% under the Income Approach to 31% under the Market Approach. Key assumptions used in the first step of the goodwill impairment test were determined by management utilizing the internal operating plan. The key assumptions utilized included forecasted growth rates for revenues and operating expenses as well as a discount rate which is determined by looking at current risk-free rates of capital, current market interest rates, and the evaluation of risk premium relevant to the business segment. Due to the deterioration in the smaller reporting unit’s operating results during the third quarter our fair value calculation for the smaller reporting unit changed and we determined our goodwill associated with the smaller reporting unit to be impaired. The above impairment indicators led us to conclude an interim goodwill test was necessary. Zebra performed the first step of the impairment test and failed. As a result, Zebra performed a preliminary second step analysis and recorded an estimated goodwill impairment charge of $9,114,000 as of September 29, 2012. This amount is an estimate and could be adjusted upon completion of a detailed impairment analysis. After this impairment charge, there is no remaining goodwill in the smaller reporting unit.

Changes in the net carrying value amount of goodwill were as follows (in thousands):

Unamortized intangible assets:	Total
Goodwill at gross	$180,731
Impairment charge – 2008	(101,028)

Goodwill as of December 31, 2011	79,703
Acquisitions – LaserBand	24,756
Impairment charge – 2012	(9,114)

Goodwill as of September 29, 2012	$95,345

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

The following is a summary of 2011 exit and restructuring costs incurred (in thousands):

	Three Months Ended	Nine Months Ended
Type of Cost:	October 1, 2011	October 1, 2011
Severance, stay bonuses, and other employee-related expenses	$100	$1,171
Professional services	38	885
Relocation and transition costs	0	34
Other exit costs	0	0

Total	$138	$2,090

Liabilities and expenses related to exit and restructuring activities were as follows (in thousands):

	Nine Months Ended
	September 29, 2012	October 1, 2011
Balance at beginning of period	$1,048	$1,301
Charged to earnings	0	2,090
Cash paid	(872)	(2,086)

Balance at the end of period	$176	$1,305

Liabilities related to exit and restructuring activities are included in the accrued liabilities line item on the balance sheet. All exit costs are included in operating expenses under the line item exit and restructuring costs.

Note 8 – Derivative Instruments

In the normal course of business, portions of our operations are subject to fluctuations in currency values. Zebra and its principal subsidiaries are all designated US dollar functional currency. Certain other subsidiaries are designated in functional local currency due to legal requirements or the nature of their business.

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

Summary financial information related to these activities included in our consolidated statement of earnings as other income (expense) is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Change in gains (losses) from foreign exchange derivatives	$(1,649)	$3,108	$(208)	$(3,155)
Gains (losses) on net foreign currency assets	1,135	(3,281)	(728)	1,855

Foreign exchange loss	$(514)	$(173)	$(936)	$(1,300)

	As of
	September 29, 2012	December 31, 2011
Notional balance of outstanding contracts:
Pound/US dollar	£3,412	£6,016
Euro/US dollar	€36,640	€36,684
Net fair value of outstanding contracts	$(17)	$(54)

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

Summary financial information related to the cash flow hedges is as follows (in thousands):

	As of
	September 29, 2012	October 1, 2011
Unrealized gains and (losses) on hedging transactions:
Gross	$(8,599)	$4,164
Income tax expense (benefit)	(2,407)	1,326

Net	$(6,192)	$2,838

Summary financial information related to the cash flow hedges of future revenues follows (in thousands, except percentages):

	As of
	September 29, 2012	December 31, 2011
Notional balance of outstanding contracts versus the dollar	€91,560	€92,305
Hedge effectiveness	100%	100%

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Net gains and (losses) included in revenue	$1,967	$(1,487)	$4,616	$(4,272)

Forward contracts

We record our forward contracts at fair value, on our consolidated balance sheet, which are included in either of the following lines on the balance sheet, prepaid expenses, and other current assets or accrued liabilities, depending upon the fair value calculation as detailed in Note 2 of Zebra’s financial statements. The amounts recorded on our consolidated balance sheet are as follows (in thousands):

	As of
	September 29, 2012	December 31, 2011
Assets:
Prepaid expenses and other current assets	$0	$9,210

Total	$0	$9,210

Liabilities:
Accrued liabilities	$1,076	$0

Total	$1,076	$0

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

The following table is a summary of Zebra’s accrued warranty obligation (in thousands):

	Nine Months Ended
	September 29, 2012	October 1, 2011
Balance at the beginning of the year	$4,613	$4,554
Warranty expense	4,667	4,051
Warranty payments	(5,222)	(4,115)

Balance at the end of the period	$4,058	$4,490

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

Revolving Credit Agreement. On October 10, 2012, Zebra entered into a revolving credit agreement for a five-year $250 million revolving credit facility with a syndicate of banks led by J. P. Morgan Securities LLC as Administrative Agent. The funds under this credit facility are available for general corporate purposes of Zebra and its subsidiaries in the ordinary course of business and other purposes permitted by the agreement.

This credit agreement is guaranteed by certain of Zebra’s domestic subsidiaries. Loans under the agreement bear interest at a rate equal to the spread over the base rate, which base rate is the greater of: the prime rate, the Federal Funds Effective Rate plus one-half of one percent (0.50%), or an adjusted LIBOR rate, plus one percent (1%). The spread is dependent on Zebra’s ratio of Total Debt to EBITDA, and ranges from 0.25% to 1.75%. The spread in effect at closing for prime rate and Federal Funds based loans was 0.00%. This spread for LIBOR-based loans depends on our ratio of Total Debt to EBITDA, as defined in the agreement, and ranges from 1.00% to 1.75%. The spread in effect at closing for LIBOR-based loans was 1.00%. Zebra did not make any draw or loan request under the New Credit Agreement at the time of closing.

The credit agreement includes customary representations, warranties, affirmative and negative covenants (including, among others, restrictions on the payment of cash dividends) and events of default (and related remedies, including acceleration and increased interest rates following an event of default). It also contains financial covenants tied to Zebra’s leverage ratio and interest coverage ratio.

The credit agreement above replaced Zebra’s August 2008 five year $100 million credit agreement.

Note 11 – Stockholders’ Equity

Share count and par value data related to stockholders’ equity are as follows:

	As of
	September 29, 2012	December 31, 2011
Preferred Stock
Par value per share	$0.01	$0.01
Shares authorized	10,000,000	10,000,000
Shares outstanding	0	0
Common Stock - Class A
Par value per share	$0.01	$0.01
Shares authorized	150,000,000	150,000,000
Shares issued	72,151,857	72,151,857
Shares outstanding	51,252,384	52,095,166
Treasury stock
Shares held	20,899,473	20,056,691

During the nine month period ended September 29, 2012, Zebra purchased 1,073,863 shares of common stock for $39,697,000 under a board authorized share repurchase plan, compared with purchases of 3,924,910 shares of common stock for $146,373,000 for the nine month period ended October 1, 2011.

A roll forward of Class A common shares outstanding is as follows:

	Nine Months Ended
	September 29, 2012	October 1, 2011
Balance at the beginning of the year	52,095,166	55,711,325
Repurchases	(1,073,863)	(3,924,910)
Stock option and ESPP issuances	176,274	453,728
Restricted share issuances	236,576	214,324
Restricted share forfeitures	(113,640)	(14,013)
Shares withheld for tax obligations	(68,129)	(51,944)

Balance at the end of the period	51,252,384	52,388,510

Note 12 – Earnings Per Share

Earnings per share were computed as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Weighted average shares:
Weighted average common shares outstanding	51,566	53,339	51,775	54,405
Effect of dilutive securities outstanding	243	289	266	365

Diluted weighted average shares outstanding	51,809	53,628	52,041	54,770

Earnings:
Income from continuing operations	$26,581	$34,187	$87,098	$97,484
Income from discontinued operations	516	10,814	816	42,115

Net income	$27,097	$45,001	$87,914	$139,599

Basic per share amounts:
Income from continuing operations	$0.52	$0.64	$1.68	$1.79
Income from discontinued operations	0.01	0.20	0.02	0.77

Net income	$0.53	$0.84	$1.70	$2.56

Diluted per share amounts:
Income from continuing operations	$0.51	$0.64	$1.67	$1.78
Income from discontinued operations	0.01	0.20	0.02	0.77

Net income	$0.52	$0.84	$1.69	$2.55

Potentially dilutive securities that were excluded from the earnings per share calculation consist of options and stock appreciation rights (SARs) with an exercise price or base price greater than the average market closing price of the Class A common stock during the respective periods. These excluded options and SARs were as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Potentially dilutive shares	2,150,000	1,851,000	1,809,000	1,446,000

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

The compensation expense and the related tax benefit for equity-based payments were included in the Consolidated Statement of Earnings as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Cost of sales	$287	$218	$820	$755
Selling and marketing	511	333	1,271	1,107
Research and development	374	343	1,196	1,037
General and administrative	2,268	2,204	8,198	7,149

Total compensation	$3,440	$3,098	$11,485	$10,048

Income tax benefit	$1,217	$1,069	$4,003	$3,467

Cash flows resulting from the tax benefits of tax deductions in excess of the compensation cost recognized (excess tax benefits) are classified as financing cash flows in the statement of cash flows. The tax benefits classified as financing cash flows for the nine months ended September 29, 2012 was $1,492,000 and for the nine months ended October 1, 2011 was $1,265,000.

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

	Nine Months Ended
	September 29, 2012	October 1, 2011
Expected dividend yield	0%	0%
Forfeiture rate	10.21%	11.50%
Volatility	35.90%	35.33%
Risk free interest rate	.94%	2.01%
Range of interest rates	0.07% - 1.95%	0.01% - 3.18%
Expected weighted-average life	5.48 years	5.42 years
Fair value of stock appreciation rights (SARs) granted	$5,507,000	$5,495,000
Weighted-average grant date fair value of SARs granted	$12.84	$14.29

SAR activity was as follows:

	Nine Months Ended September 29, 2012
SARs	Shares	Weighted-Average Exercise Price
Outstanding at beginning of year	1,287,724	$28.91
Granted	428,987	38.51
Exercised	(64,582)	23.05
Forfeited	(35,725)	34.30
Expired	(2,011)	41.57
Outstanding at end of period	1,614,393	$31.56
Exercisable at end of period	553,996	$26.48
Intrinsic value of exercised SARs	$953,020

The terms of the SARs are established under either the 2006 Incentive Compensation Plan or the 2011 Long-Term Incentive Plan (the “Plans”) and the applicable SAR agreement. Once vested, a SAR entitles the holder to receive a payment equal to the difference between the per-share base price of the SAR and the fair market value of a share of Zebra stock on the date the SAR is exercised, multiplied by the number of SARs exercised. Exercised SARs are settled in whole shares of Zebra stock, and any fraction of a share is settled in cash. The SARs granted typically vest annually in four equal amounts on each of the first four anniversaries of the grant date, with some SARs vesting over a period of five years and SAR’s granted in 2012 to non-employee directors being fully vested upon grant. Absent an early expiration due to termination of employment, all SARs expire 10 years after the grant date.

The following table summarizes information about SARs outstanding at September 29, 2012:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
$ 19.56-$19.56	368,856	6.60 years	$19.56	256,826	$19.56
$ 21.83-$27.50	56,764	7.10 years	24.82	46,761	24.64
$ 27.82-$27.82	400,461	7.60 years	27.82	127,518	27.82
$ 28.33-$37.15	61,725	9.02 years	33.37	25,976	34.82
$ 38.79-$42.36	726,587	9.12 years	40.09	96,915	41.69

	1,614,393			553,996

	Outstanding	Exercisable
Aggregate intrinsic value	$10,972,000	$6,257,000
Weighted-average remaining contractual term	8.1 years	7.4 years

Stock option activity was as follows:

	Nine Months Ended September 29, 2012
Options	Shares	Weighted-Average Exercise Price
Outstanding at beginning of year	1,702,650	$40.43
Granted	0	0.00
Exercised	(102,230)	27.26
Forfeited	(1,663)	36.36
Expired	(20,341)	43.63

Outstanding at end of period	1,578,416	$41.24

Exercisable at end of period	1,572,730	$41.32

Intrinsic value of exercised options	$1,090,858

The following table summarizes information about stock options outstanding at September 29, 2012:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
$ 1.29-$36.49	422,223	4.78 years	$32.84	416,537	$33.02
$ 36.80-$41.25	378,221	4.56 years	39.78	378,221	39.78
$ 42.28-$45.62	401,316	2.99 years	44.51	401,316	44.51
$ 46.18-$51.62	374,856	2.20 years	48.63	374,856	48.63
$ 53.92-$53.92	1,800	1.66 years	53.92	1,800	53.92

	1,578,416			1,572,730

	Outstanding	Exercisable
Aggregate intrinsic value	$1,744,000	$1,643,000
Weighted-average remaining contractual term	3.7 years	3.7 years

Restricted stock award activity was as follows:

	Nine Months Ended September 29, 2012
Restricted Stock Awards	Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of year	836,141	$28.34
Granted	235,889	38.53
Released	(226,978)	20.93
Forfeited	(113,640)	23.26

Outstanding at end of period	731,412	$34.72

Zebra’s restricted stock awards are expensed over the vesting period of the related award, typically three to five years. Compensation cost is calculated as the market date fair value on the grant date multiplied by the number of shares granted.

As of September 29, 2012
Awards granted under Zebra’s equity based compensation plans:
Unearned compensation costs related to awards granted	$21,978,000
Period expected to be recognized over	2.6 years

The fair value of the purchase rights of all Zebra employees issued under the stock purchase plan is estimated using the following weighted-average assumptions for purchase rights granted. Expected lives of three months to one year have been used along with these assumptions.

	Nine Months Ended
	September 29, 2012	October 1, 2011
Fair market value	$34.93	$35.86
Option price	$33.18	$34.07
Expected dividend yield	0%	0%
Expected volatility	21%	32%
Risk free interest rate	0.06%	0.09%

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

The U.S. federal tax return for 2011 is currently open and subject to an audit by the Internal Revenue Service. The 2007 tax return is open on a limited basis due to an amended return filed in August 2011. The tax years 2008 through 2010 remain open to examination by multiple state taxing jurisdictions. Tax authorities in the United Kingdom have completed income tax audits for tax years through 2006.

Zebra’s continuing practice is to recognize interest and/or penalties related to income tax matters as part of income tax expense. For the nine months ended September 29, 2012 and October 1, 2011, we did not accrue any interest or penalties into income tax expense.

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Effective tax rate	31.0%	28.8%	27.5%	29.7%

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

The 2012 effective tax rate increase in the third quarter reflects a discrete item for a nondeductible asset impairment charge which is offset by a rate decrease related to the second quarter implementation of a new structure for Zebra’s international subsidiaries. The effect of the non-deductible asset impairment charge increased the effective tax rate by 6.0% for the third quarter of 2012. Effective August 2012, the statutory tax rate in the UK declined from 25.5 % to 24.5%.

The effective income tax rate for the first nine months of 2012 was 27.5% compared with an income tax rate of 29.7% for the first nine months of 2011. The 2012 effective tax rate decline for the first nine months of 2012 compared to 2011 reflects the implementation of a new structure for Zebra’s international subsidiaries which has contributed to reducing the effective tax rate. In addition, the UK statutory rate decreased from 25.5% to 24.5% in August 2012. These reductions were offset by a discrete item in the third quarter of 2012 related to a non-deductible asset impairment charge which increased the effective tax rate for first nine months of 2012 by 2.0%. The rate in 2011 included a tax valuation allowance in the first quarter of 2011 against a subsequently disposed subsidiary.

Note 15 – Other Comprehensive Income

Stockholders’ equity includes certain items classified as accumulated other comprehensive income, including:

•

Unrealized gains (losses) on hedging transactions relate to derivative instruments used to hedge the currency exchange rates for forecasted euro sales. These hedges are designated as cash flow hedges, and we have deferred income statement recognition of gains and losses until the hedged transaction occurs. See Note 8 Derivative Instruments for more details.

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

The significant components of other comprehensive income gross and net of income tax are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Unrealized gains (losses) on hedging transactions:
Gross	$(5,458)	$8,617	$(8,599)	$4,164
Income tax (benefit) expense	(1,512)	3,002	(2,407)	1,326

Net	$(3,946)	$5,615	$(6,192)	$2,838

Unrealized gains (losses) on investments:
Gross	$556	$(989)	$1,355	$(455)
Income tax (benefit) expense	164	(353)	438	(152)

Net	$392	$(636)	$917	$(303)

The significant components of accumulated other comprehensive income (loss) included in the Consolidated Balance Sheets are as follows (in thousands):

	As of
	September 29, 2012	December 31, 2011
Unrealized gains and (losses) on hedging transactions:
Gross	$(1,244)	$7,355
Income tax (benefit) expense	(311)	2,096

Net	(933)	5,259

Unrealized gains and (losses) on investments classified as available-for-sale:
Gross	558	(797)
Income tax (benefit) expense	150	(288)

Net	408	(509)

Foreign currency translation adjustments	(8,765)	(8,963)

Total accumulated other comprehensive loss	$(9,290)	$(4,213)

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

In July 2012, the FASB issued update 2012-03, ASC 350, Intangibles Goodwill and Other: Testing Indefinite-Lived Intangible Assets for Impairment. This updated guidance provides entities with the option to make qualitative assessments about the likelihood that an indefinite-lived intangible asset is impaired to determine whether it should perform a quantitative impairment test. This standard is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. This standard will not have a material effect on our consolidated financial statements.

Note 17 Discontinued Operations

Sale of Navis, LLC - On March 18, 2011, we sold our Navis marine terminal solutions business and the related WhereNet marine terminal solutions product line of our Zebra Enterprise Solutions (“ZES”) business segment for approximately $188,588,000 in cash to Cargotec Corporation. We received $13,790,000 of the previously escrowed funds in the first quarter of 2012, and we received the remaining escrowed funds in the amount of $13,790,000 in the third quarter of 2012.

Sale of proveo AG - On August 3, 2011, we entered into a Share Purchase Agreement with F Two NV (a Belgium company) to sell all of our interest in Zebra Enterprise Solutions GmbH (formerly proveo AG) business. The loss recorded upon divestiture was $1,248,000. As part of the sale, Zebra agreed with the buyer to provide a revolving loan of up to €1,000,000 which was due August 3, 2012 and bore interest at 6.5%. Zebra realized tax benefits in the amount of $13,308,000 with the divestiture of proveo AG. These tax benefits are primarily related to the difference in book basis versus tax basis. On June 29, 2012 F Two NV (a Belgium company) sold the business and assigned the revolving loan to OBQ SA (a Luxembourg company) with Zebra’s consent. The revolving loan commitment was reduced to a lesser amount of up to €526,058. The due date for borrowings under the agreement was extended from August 3, 2012 to December 31, 2012. The interest rate remains unchanged at 6.5%.

Beginning in the first quarter of 2011, Zebra reported the results of these businesses as discontinued operations. The amounts presented below for discontinued operations include the operating results of Navis and proveo for the three and nine months ended September 29, 2012 and October 1, 2011. After the Navis sale, Zebra consolidated the remaining Location Solutions product lines.

Summary results for discontinued operations in our unaudited consolidated statement of earnings are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Net sales	$0	$233	$0	$13,945

Income (loss) from discontinued operations	$15	$(1,246)	$(135)	$(13,970)
Income tax (expense) benefit	501	0	338	1,105
Gain (loss) on sale of discontinued operations	0	(1,248)	613	66,753
Income tax (expense) benefit on sale	0	13,308	0	(11,773)

Income from discontinued operations	$516	$10,814	$816	$42,115

The components of cash flows of discontinued operations in our unaudited consolidated statement of cash flows are as follows (in thousands):

	Nine Months Ended
	September 29, 2012	October 1, 2011
Cash flows from discontinued operations:
Net cash used by operating activities	$0	$(1,301)
Net cash provided by (used in) investing activities	0	0
Net cash provided by (used in) financing activities	0	0
Effect of exchange rate changes on cash	0	0

Net decrease in cash and cash equivalents	0	(1,301)
Cash and cash equivalents at beginning of period	0	1,301

Cash and cash equivalents at end of period	$0	$0

Note 18 Business Combinations

LaserBand LLC. On July 13, 2012, Zebra acquired all of the outstanding membership interests in LaserBand LLC (a Missouri limited liability company) for $59,874,000 in cash, subject to a working capital adjustment. As part of the acquisition closing, an escrow balance of approximately $8,700,000 was established against the total purchase price.

LaserBand LLC is based in St. Louis, Missouri, and is a leader in patient identification wristbands and related products. LaserBand strengthens Zebra’s product and patent portfolio and enables Zebra to offer a wider array of products to hospitals, other healthcare organizations and other wristband customers. The consolidated financial statements include the operating results of LaserBand from the date of acquisition. Pro forma results have not been presented because the effect of the acquisition is not material to the company’s financial results.

The following table (in thousands) summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition:

As of
July 13, 2012
Current assets	$6,614
Property and equipment	46
Other assets	17
Goodwill	24,756
Other intangibles	29,560

Total assets acquired	$60,993
Current liabilities	1,119

Net assets acquired	$59,874

On a preliminary basis pending the receipt of final valuations, the purchase price was allocated to identifiable tangible and intangible assets acquired and liabilities assumed based on their estimated fair values resulting in goodwill of $24,756,000. The intangible assets of $29,560,000 consist of the following (in thousands):

	Amount	Useful life
Current technology	$6,260	5 years
Patents and patent rights	4,580	7 years
Customer relationships	18,720	5 to 9 years

Acquired other intangibles	$29,560

The goodwill is deductible for tax purposes.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations: Third Quarter of 2012 versus Third Quarter of 2011

Consolidated Results of Operations

(Amounts in thousands, except percentages):

	Three Months Ended
	September 29, 2012	October 1, 2011	Percent Change	Percent of Net Sales - 2012	Percent of Net Sales - 2011
Net sales
Net sales of tangible products	$239,786	$241,686	(0.8)	95.1	95.4
Revenue from services & software	12,251	11,652	5.1	4.9	4.6

Total net sales	252,037	253,338	(0.5)	100.0	100.0
Cost of sales
Cost of sales of tangible products	118,751	122,529	(3.1)	47.1	48.3
Cost of services & software	6,362	7,256	(12.3)	2.5	2.9

Total cost of sales	125,113	129,785	(3.6)	49.6	51.2

Gross profit	126,924	123,553	2.7	50.4	48.8
Operating expenses	88,159	74,673	18.1	35.0	29.5

Operating income	38,765	48,880	(20.7)	15.4	19.3
Other income (expense)	(267)	(898)	(70.3)	(0.1)	(0.4)

Income from continuing operations before income taxes	38,498	47,982	(19.8)	15.3	18.9
Income taxes	11,917	13,795	(13.6)	4.7	5.4

Income from continuing operations	26,581	34,187	(22.2)	10.6	13.5
Income from discontinued operations, net of tax	516	10,814	(95.2)	0.2	4.3

Net income	$27,097	$45,001	(39.8)	10.8	17.8

Diluted earnings per share:
Income from continuing operations	$0.51	$0.64	(20.3)
Income from discontinued operations	0.01	0.20	(95.0)

Net income	$0.52	$0.84	(38.1)

Consolidated Results of Operations – Third quarter

Sales

Net sales for the third quarter of 2012 compared with the corresponding 2011 quarter, decreased by 0.5%. The slight decrease in sales was largely attributable to a 5.3% decrease in hardware sales offset by an increase in supplies sales which includes the sales in 2012 from the acquisition of Laserband. Printer unit volume decreased 1.5% from the third quarter of 2011 primarily due to volume decreases in tabletop, mobile, and card printers, offset by increased shipments of desktop printers.

Sales by product category were as follows (amounts in thousands, except percentages):

	Three Months Ended
Product Category	September 29, 2012	October 1, 2011	Percent Change	Percent of Net Sales - 2012	Percent of Net Sales - 2011
Hardware	$183,053	$193,214	(5.3)	72.6	76.3
Supplies	55,423	47,110	17.6	22.0	18.6
Service and software	12,251	11,652	5.1	4.9	4.6

Subtotal products	250,727	251,976	(0.5)	99.5	99.5
Shipping and handling	1,310	1,362	(3.8)	0.5	0.5

Total net sales	$252,037	$253,338	(0.5)	100.0	100.0

Sales declines in Europe, Middle East and Africa, and Asia Pacific, substantially from a challenged business environment, were largely offset by increased sales in North America and Latin America. Sales increased in Latin America due to geographic expansion with notable increases in tabletop printers and supplies. Sales in North America increased due to increased sales to retail and manufacturing customers. Zebra continues to build a broader base of customers to penetrate targeted industries more deeply. Movements in foreign exchange rates decreased sales by $3,767,000 in the Europe, Middle East and Africa region for the quarter, due principally to a weaker euro against the U.S. dollar.

Sales to customers by geographic region were as follows (in thousands, except percentages):

	Three Months Ended
Geographic Region	September 29, 2012	October 1, 2011	Percent Change	Percent of Net Sales - 2012	Percent of Net Sales - 2011
Europe, Middle East and Africa	$75,637	$84,597	(10.6)	30.0	33.4
Latin America	26,188	23,968	9.3	10.4	9.5
Asia-Pacific	36,843	38,723	(4.9)	14.6	15.3

Total International	138,668	147,288	(5.9)	55.0	58.2
North America	113,369	106,050	6.9	45.0	41.8

Total net sales	$252,037	$253,338	(0.5)	100.0	100.0

Gross Profit

Gross profit of 50.4%, versus 48.8% in 2011, reflects reduced overhead, freight and reserve costs, partially offset by unfavorable movements in foreign exchange rates and product mix. Unfavorable foreign currency movements decreased third quarter gross profit by $2,939,000.

Printer unit volumes and average selling price information is summarized below:

	Three Months Ended
	September 29, 2012	October 1, 2011	Percent Change
Total printers shipped	310,972	315,743	(1.5)
Average selling price of printers shipped	$492	$524	(6.1)

The 6.1% decrease in average selling price is a result primarily of a change in product mix from one quarter compared to the other.

Operating Expenses

Operating expenses for the quarter increased 18.1% mainly due to greater general and administrative expenses and an asset impairment charge of $9,114,000. Excluding the asset impairment charge, operating expenses increased 5.9% over 2011 levels. Compensation costs, outside professional services, rent, and depreciation all increased over 2011 levels. Acquisition costs relate to investigated or completed merger and acquisition activity during the period. The asset impairment charge in 2012 is for goodwill related to the remaining goodwill of Zebra’s smaller reporting unit.

Operating expenses are summarized below (in thousands, except percentages):

	Three Months Ended
Operating Expenses	September 29, 2012	October 1, 2011	Percent Change	Percent of Net Sales 2012	Percent of Net Sales 2011
Selling and marketing	$32,321	$31,942	1.2	12.8	12.6
Research and development	22,007	22,584	(2.6)	8.7	8.9
General and administrative	22,481	18,978	18.5	9.0	7.5
Amortization of intangible assets	1,670	843	98.1	0.7	0.3
Acquisition costs	566	188	N/M	0.2	0.1
Exit and restructuring costs	0	138	N/M	0.0	0.1
Asset impairment charge	9,114	0	N/M	3.6	0.0

Total operating expenses	$88,159	$74,673	18.1	35.0	29.5

Operating Income

The operating income decreased 20.7% for the third quarter of 2012 versus 2011 as a result of increased operating expenses as noted above, primarily the $9,114,000 goodwill impairment. Operating income actually decreased 2.0% excluding the effect of the $9,114,000 goodwill impairment in 2012.

Other Income (Expense)

Investment income increased due to higher cash and investment amounts in 2012 compared with 2011, primarily related to increased cash from operations. Zebra recorded a higher foreign exchange loss in 2012 as the U.S. dollar weakened against the euro.

Zebra’s non-operating income and expense items are summarized in the following table (in thousands):

	Three Months Ended
	September 29, 2012	October 1, 2011
Investment income	$541	$134
Foreign exchange loss	(514)	(173)
Other, net	(294)	(859)

Total other income (expense)	$(267)	$(898)

Income Taxes

The effective income tax rate for the third quarter of 2012 was 31.0% compared with 28.8% for the third quarter of 2011. The 2012 effective tax rate increase in the third quarter reflects a discrete item for a nondeductible asset impairment charge which is offset by a decrease related to the second quarter implementation of a new structure for Zebra’s international subsidiaries. The effect of the non-deductibility of the asset impairment charge increased the effective tax rate by 6.0% for the third quarter of 2012. Effective August 2012, the statutory tax rate in the UK declined from 25.5 % to 24.5%.

Income from Discontinued Operations

Beginning in the first quarter of 2011, Zebra reported the results of Navis and proveo as discontinued operations. Each of these businesses was sold during 2011. The income from discontinued operations in 2012 is primarily related to the reversal of a reserve for an uncertain tax position. The income from discontinued operations in 2011 relates to the tax benefit realized upon the sale of proveo AG which was offset by losses on discontinued operations and losses on the sale of discontinued operations.

Results of Operations: Nine months ended September 29, 2012 versus nine months ended October 1, 2011

Consolidated Results of Operations

(Amounts in thousands, except percentages):

	Nine Months Ended
	September 29, 2012	October 1, 2011	Percent Change	Percent of Net Sales - 2012	Percent of Net Sales - 2011
Net sales
Net sales of tangible products	$706,970	$700,568	0.9	95.2	95.2
Revenue from services & software	36,019	35,612	1.1	4.8	4.8

Total net sales	742,989	736,180	0.9	100.0	100.0
Cost of Sales
Cost of sales of tangible products	357,764	351,042	1.9	48.2	47.7
Cost of services & software	18,041	19,889	(9.3)	2.4	2.7

Total cost of sales	375,805	370,931	1.3	50.6	50.4

Gross profit	367,184	365,249	0.5	49.4	49.6
Operating expenses	246,951	225,336	9.6	33.2	30.6

Operating income	120,233	139,913	(14.1)	16.2	19.0
Other income (expense)	(121)	(1,306)	(90.7)	0.0	(0.2)

Income from continuing operations before income taxes	120,112	138,607	(13.3)	16.2	18.8
Income taxes	33,014	41,123	(19.7)	4.5	5.6

Income from continuing operations	87,098	97,484	(10.7)	11.7	13.2
Income from discontinued operations, net of tax	816	42,115	(98.1)	0.1	5.7

Net Income	$87,914	$139,599	(37.0)	11.8	18.9

Diluted earnings per share
Income from continuing operations	$1.67	$1.78	(6.2)
Income from discontinued operations	0.02	0.77	(97.4)

Net income	$1.69	$2.55	(33.7)

Consolidated Results of Operations – Year to date

Sales

Net sales for the first nine months of 2012 compared with the same 2011 period increased 0.9%. The increase in sales was largely attributable to 9.6% growth in supplies including wristbands, labels, and card printer supplies. Printer unit volume increased 7.1% for the first nine months of 2012 compared to levels in 2011 primarily due to volume increases in desktop, mobile and card printers, as product mix toward lower-priced products offset the volume increase.

Sales by product category were as follows (amounts in thousands, except percentages):

	Nine Months Ended
Product Category	September 29, 2012	October 1, 2011	Percent Change	Percent of Net Sales - 2012	Percent of Net Sales - 2011
Hardware	$548,222	$555,108	(1.2)	73.9	75.4
Supplies	154,893	141,323	9.6	20.8	19.2
Service and software	36,019	35,612	1.1	4.8	4.8

Subtotal products	739,134	732,043	1.0	99.5	99.4
Shipping and handling	3,855	4,137	(6.8)	0.5	0.6

Total net sales	$742,989	$736,180	0.9	100.0	100.0

Sales increased in Latin America due to geographic expansion with notable increases in supplies, mobile, and card printer sales for the first nine months of 2012 compared to the same period in 2011. Sales in North America increased due to increased sales of supplies and a strong demand for desktop, card and tabletop printers. Zebra continues to build a broader base of customers to penetrate targeted industries more deeply. Movements in foreign exchange rates decreased sales by $10,281,000 in the Europe, Middle East and Africa regions due principally to a weaker euro against the U.S. dollar.

Sales to customers by geographic region were as follows (in thousands, except percentages):

	Nine Months Ended
Geographic Region	September 29, 2012	October 1, 2011	Percent Change	Percent of Net Sales – 2012	Percent of Net Sales – 2011
Europe, Middle East and Africa	$239,615	$254,218	(5.7)	32.3	34.5
Latin America	73,846	68,137	8.4	9.9	9.3
Asia-Pacific	105,912	109,518	(3.3)	14.3	14.9

Total International	419,373	431,873	(2.9)	56.5	58.7
North America	323,616	304,307	6.3	43.5	41.3

Total net sales	$742,989	$736,180	0.9	100.0	100.0

Gross Profit

Gross profit dollars increased 0.5% primarily due to favorable movements in product mix. Gross profit was affected by unfavorable foreign currency movements which decreased gross profit by $8,116,000. The above factors contributed to the decrease in gross margin from 49.6% to 49.4%.

Printer unit volumes and average selling price information is summarized below:

	Nine Months Ended
	September 29, 2012	October 1, 2011	Percent Change
Total printers shipped	938,827	876,483	7.1
Average selling price of printers shipped	$488	$535	(8.7)

For the first nine months of 2012, unit volumes increased compared to the same period of 2011, with notable volume increases in desktop, mobile, and card printers. The 8.7% decrease in average selling price is primarily the result of a change in product mix.

Operating Expenses

Operating expenses in 2012 increased 9.6% due to greater selling and marketing and general and administrative expenses compared with the same period in 2011. Excluding the asset impairment charge, operating expenses increased 5.5% over 2011 levels. Several categories accounted for these increases, including compensation costs, business development, outside professional services, travel and entertainment, rent, depreciation and information systems expenses. These increases are principally related to activities supporting Zebra’s geographic expansion and market development activities. Acquisition costs are related to investigated and completed acquisitions during the period. Exit and restructuring costs in 2011 relate to the relocation and consolidation of administrative, accounting and distribution functions of our Location Solutions product line. Asset impairment charge in 2012 relates to the remaining goodwill associated with Zebra’s smaller reporting unit.

Operating expenses are summarized below (in thousands, except percentages):

	Nine Months Ended
Operating Expenses	September 29, 2012	October 1, 2011	Percent Change	Percent of Net Sales 2012	Percent of Net Sales 2011
Selling and marketing	$96,593	$91,420	5.7	13.0	12.4
Research and development	64,759	66,752	(3.0)	8.7	9.1
General and administrative	71,203	62,372	14.2	9.6	8.5
Amortization of intangible assets	3,210	2,514	27.7	0.4	0.3
Acquisition costs	2,072	188	N/M	0.3	0.0
Exit and restructuring costs	0	2,090	N/M	0.0	0.3
Asset impairment charge	9,114	0	N/M	1.2	0.0

Total operating expenses	$246,951	$225,336	9.6	33.2	30.6

Operating Income

The operating income decrease of 14.1% for the first nine months of 2012 was the result of increased operating expenses as noted above. Operating income actually decreased 7.6% considering the effect of the $9,114,000 goodwill impairment in 2012.

Other Income (Expense)

Investment income increased due to increased cash and investment balances in 2012 compared with 2011. Zebra recorded a larger foreign exchange loss in 2011.

Zebra’s non-operating income and expense items are summarized in the following table (in thousands):

	Nine Months Ended
	September 29, 2012	October 1, 2011
Investment income	$1,959	$1,350
Foreign exchange loss	(936)	(1,300)
Other, net	(1,144)	(1,356)

Total other income (expense)	$(121)	$(1,306)

Income Taxes

The effective income tax rate for the first nine months of 2012 was 27.5% compared with an income tax rate of 29.7% for the first nine months of 2011. The 2012 effective tax rate decline for the first nine months of 2012 compared to 2011 reflects the implementation of a new structure for Zebra’s international subsidiaries which has contributed to reducing the effective tax rate. In addition, the UK statutory rate decreased from 25.5% to 24.5% in August 2012. These reductions were offset by a discrete item in the third quarter of 2012 related to a non-deductible asset impairment charge which increased the effective tax rate for first nine months of 2012 by 2.0%. The rate in 2011 included a tax valuation allowance in the first quarter of 2011 against a subsequently disposed subsidiary.

Income from Discontinued Operations

Beginning in the first quarter of 2011, Zebra reported the results of Navis and proveo as discontinued operations. Each of these businesses was sold during 2011. The income in 2011 relates to these sales offset by losses on discontinued operations. The income from discontinued operations in 2012 is related to the amendment and extension of the proveo loan agreement and the reversal of a tax reserve.

Liquidity and Capital Resources

(Amounts in thousands, except percentages):

	Nine Months Ended
Rate of Return Analysis:	September 29, 2012	October 1, 2011
Average cash and marketable securities balances	$347,745	$278,823
Annualized rate of return	0.8%	0.7%

Average cash and marketable securities balances for the first nine months of 2012 increased compared to 2011 as a result of increased cash provided by operating activities and from the collection of the escrowed proceeds from the sale of Navis.

As of September 29, 2012, Zebra had $368,795,000 in cash and investments and marketable securities, compared with $326,695,000 at December 31, 2011. Factors affecting cash and investment balances during the first nine months of 2012 include the following (changes below include the impact of foreign currency):

•	Inventories decreased $11,981,000 due to decreases in raw materials and finished goods.

•	Accounts payable decreased $10,843,000 due to decreased inventory levels and timing of payments.

•	Accrued liabilities decreased $11,341,000 due to the timing of annual bonus payments and regular payroll.

•	Income taxes payable increased $14,711,000 due to the timing of tax payments.

•	Purchases of property and equipment totaled $17,140,000.

•	Received escrowed proceeds from the sale of Navis totaling $27,580,000.

•	Acquisition of LaserBand, LLC in the amount of $59,874,000

•	Purchases of treasury shares totaled $39,697,000.

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

On October 10, 2012, Zebra entered into a revolving credit agreement for a five-year $250 million revolving credit facility with a syndicate of banks led by J. P. Morgan Securities LLC as Administrative Agent. The funds under this credit facility are available for general corporate purposes of Zebra and its subsidiaries in the ordinary course of business and other purposes permitted by the agreement.

This credit agreement is guaranteed by certain of Zebra’s domestic subsidiaries. Loans under the agreement bear interest at a rate equal to the spread over the base rate, which base rate is the greater of: the prime rate, the Federal Funds Effective Rate plus one-half of one percent (0.50%), or an adjusted LIBOR rate, plus one percent (1%). The spread is dependent on Zebra’s ratio of Total Debt to EBITDA, and ranges from 0.25% to 1.75%. The spread in effect at closing for prime rate and Federal Funds based loans was 0.00%. This spread for LIBOR-based loans depends on our ratio of Total Debt to EBITDA, as defined in the agreement, and ranges from 1.00% to 1.75%. The spread in effect at closing for LIBOR-based loans was 1.00%. Zebra did not make any draw or loan request under the New Credit Agreement at the time of closing.

The credit agreement includes customary representations, warranties, affirmative and negative covenants (including, among others, restrictions on the payment of cash dividends) and events of default (and related remedies, including acceleration and increased interest rates following an event of default). It also contains financial covenants tied to Zebra’s leverage ratio and interest coverage ratio.

The credit agreement above replaced Zebra’s August 2008 five year $100 million credit agreement.

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

Investments and Marketable Securities

Investments and marketable securities at September 29, 2012, consisted of the following:

U.S. government and agency securities	29.5%
Obligations of government-sponsored enterprises (1)	1.6%
State and municipal bonds	31.9%
Corporate securities	37.0%

(1)	Includes investments in notes issued by the Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association, the Federal Farm Credit Banks and the Federal Home Loan Bank.

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

Trading and available-for-sale securities are recorded at fair value. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of discounts or premiums. Unrealized holding gains and losses on trading securities are included in earnings. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders’ equity until realized. As of September 29, 2012, Zebra’s investments in marketable debt securities are classified as available-for-sale. In addition, as of September 29, 2012, all of our investments in marketable debt securities with maturities greater than one year are classified as long-term investments in the balance sheet due to our ability and intent to hold them until maturity.

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

We reserve for estimated credit losses based upon historical experience and specific customer collection issues. Over the last three years, accounts receivable reserves varied from 0.7% to 1.2% of total accounts receivable. Accounts receivable reserves as of September 29, 2012, were $1,082,000, or 0.7% of the balance due. Accounts receivable reserves as of December 31, 2011, were $1,560,000, or 1.0% of the balance due. We believe our reserve level is appropriate considering the quality of the portfolio as of September 29, 2012. While credit losses have historically been within expectations and the provisions established, we cannot guarantee that our credit loss experience will continue to be consistent with historical experience.

Inventories

We value our inventories at the lower of the actual cost to purchase or manufacture using the first-in, first-out (FIFO) method, or the current estimated market value. We review inventory quantities on hand and record a provision for excess and obsolete inventory based on forecasts of product demand and production requirements for the subsequent twelve months.

Over the last three years, our reserves for excess and obsolete inventories have ranged from 8.0% to 11.9% of gross inventory. As of September 29, 2012, inventory reserves were $14,822,000, or 10.8% of gross inventory compared to inventory reserves of $14,710,000, or 9.9% of gross inventory as of December 31, 2011. We believe our reserve level is appropriate considering the quantities and quality of the inventories as of September 29, 2012.

Valuation of Goodwill

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

Zebra has two reporting units required for its annual goodwill impairment test. As part of Zebra’s annual impairment test in the second quarter, Management determined that the larger of the two reporting units’ fair value exceeded its carrying value by a significant amount. The second smaller reporting unit’s amount by which the fair value exceeded the carrying value ranged from approximately 8% under the Income Approach to 31% under the Market Approach.

Due to the deterioration in the smaller reporting unit’s operating results during the third quarter, failing to meet our forecasted revenues and operating expenses, and a decline in expected growth rates, our fair value calculation for the smaller reporting unit changed and we determined our goodwill associated with the smaller reporting unit to be impaired. The above impairment indicators led us to conclude an interim goodwill test was necessary. Zebra performed the first step of the impairment test and failed. As a result, Zebra performed a preliminary second step analysis and recorded an estimated goodwill impairment charge of $9,114,000 as of September 29, 2012. This amount is an estimate and could be adjusted upon completion of a detailed impairment analysis. After this impairment charge, there is no remaining goodwill in the smaller reporting unit.

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

Net intangible assets, long-lived assets and goodwill amounted to $134,362,000 as of September 29, 2012. On July 13, 2012, Zebra acquired intangible assets related to Laserband LLC in the amount of $29,560,000 for patents, technology and customer relationships. On a preliminary basis and pending the receipt of final valuations, the purchase price was allocated to identifiable tangible assets, intangible assets, and liabilities assumed based on their estimated fair values which resulted in goodwill of $24,756,000. See Note 18 Business Combinations for specific information regarding the Laserband LLC acquisition.

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

The U.S. federal tax return for 2011 is currently open and subject to an audit by the Internal Revenue Service. The 2007 tax return is open on a limited basis due to an amended return filed in August 2011. The tax years 2008 through 2010 remain open to examination by multiple state taxing jurisdictions. Tax authorities in the United Kingdom have completed income tax audits for tax years through 2006.

Zebra’s continuing practice is to recognize interest and/or penalties related to income tax matters as part of income tax expense. For the nine months ended September 29, 2012 and October 1, 2011, we did not accrue any interest or penalties into income tax expense.

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

	Nine Months Ended
	September 29, 2012	October 1, 2011
Effective tax rate	27.5%	29.7%

The 2012 effective tax rate decline for the first nine months of 2012 compared to 2011 reflects the implementation of a new structure for Zebra’s international subsidiaries which has contributed to reducing the effective tax rate. In addition, the UK statutory rate decreased from 25.5% to 24.5% in August 2012. These reductions were offset by a discrete item in the third quarter of 2012 related to a non-deductible asset impairment charge which increased the effective tax rate for first nine months of 2012 by 2.0%. The rate in 2011 included a tax valuation allowance in the first quarter of 2011 against a subsequently disposed subsidiary.

Significant Customer

Our net sales to significant customers as a percentage of total net sales were as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Customer A	20.8%	22.1%	21.0%	20.2%
Customer B	11.2%	9.7%	11.0%	10.4%
Customer C	10.5%	8.7%	10.0%	8.7%

No other customer accounted for 10% or more of total net sales during these periods. The customers disclosed above are distributors (i.e. not end users) of Zebra’s products. The increase in the percentage of sales through distributors, which in turn sell to value-added resellers and other channel partners, is consistent with how other products in the automatic identification industry are distributed.

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

There were no material changes in Zebra’s market risk during the quarter ended September 29, 2012. For additional information on market risk, refer to the “Quantitative and Qualitative Disclosures About Market Risk” section of our Form 10-K for the year ended December 31, 2011. See Note 3 to the Consolidated Financial Statements included in this report for further discussion of investments and marketable securities.

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

Treasury Shares

During the third quarter of 2012, Zebra purchased 400,000 shares of Zebra’s Class A Common Stock at a weighted average share price of $37.63 per share, as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum number of shares that may yet be purchased under the program
July 2012 (July 1 – July 28)	0	$0.00	0	2,822,336
August 2012 (July 29 – August 25)	49,025	$34.79	49,025	2,773,311
September 2012 (August 26 – September 29)	350,975	$38.03	350,975	2,422,336

(1)	On November 4, 2011, Zebra’s Board authorized the purchase of up to an additional 3,000,000 shares under our stock repurchase program. This authorization does not have an expiration date.

(2)	During the third quarter, Zebra acquired 6,349 shares of Zebra Class A Common Stock through the withholding of shares necessary to satisfy tax withholding obligations upon the vesting of restricted stock awards. These shares were acquired at an average price of $36.68 per share.

Item 6.	Exhibits

10.1	J. P. Morgan Credit Agreement dated as of October 10, 2012

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from Zebra Technologies Corporation Quarterly Report on Form 10-Q, for the quarter ended September 29, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the consolidated balance sheets; (ii) the consolidated statements of earnings; (iii) the consolidated statements of comprehensive income, (iv) the consolidated statements of cash flows; and (v) notes to consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZEBRA TECHNOLOGIES CORPORATION

Date: November 7, 2012	By:	/s/ Anders Gustafsson
Anders Gustafsson
Chief Executive Officer

Date: November 7, 2012	By:	/s/ Michael C. Smiley
Michael C. Smiley
Chief Financial Officer