Form 10-K
period 2012-12-31
ZEBRA TECHNOLOGIES CORP
filed 2013-02-21
CIK 877212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Act). Yes          No X

As of June 30, 2012, the aggregate market value of each of the registrant’s Class A Common held by non-affiliates was approximately $1,775,843,000. The closing price of the Class A Common Stock on June 29, 2012, as reported on the Nasdaq Stock Market, was $34.36 per share.

As of February 8, 2013, 50,951,204 shares of Class A Common Stock, par value $.01 per share, were outstanding.

Documents Incorporated by Reference

Certain sections of the registrant’s Notice of Annual Meeting of Stockholders and Proxy Statement for its Annual Meeting of Stockholders to be held on May 16, 2013, are incorporated by reference into Part III of this report.

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

Safe Harbor

Forward-looking statements contained in this filing are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995 and are highly dependent upon a variety of important factors which could cause actual results to differ materially from those expressed or implied in such forward looking statements. These forward-looking statements are based on current expectations, forecasts and assumptions and are subject to the risks and uncertainties inherent in Zebra’s industry, market conditions, general domestic and international economic conditions, and other factors. These factors include:

•	Market acceptance of Zebra’s printer and software products and competitors’ product offerings and the potential effects of technological changes,
•	The effect of global market conditions, including North America, Latin America, Asia Pacific, Europe, Middle East and Africa and other regions in which we do business,
•	Our ability to control manufacturing and operating costs,
•	The availability of credit and the volatility of capital markets, which may affect our suppliers and customers,
•	Success of integrating acquisitions,
•	Interest rate and financial market conditions because of our large investment portfolio,
•	The effect of natural disasters on our business,
•	Foreign exchange rates due to the large percentage of our international sales and operations, and
•	The outcome of litigation in which Zebra is involved, particularly litigation or claims related to infringement of third-party intellectual property rights.

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

The Company

Zebra is a global leader respected for innovation and reliability which offers products and solutions that enable organizations to gain greater insight into their operations. Improved visibility allows our customers to create value by managing their assets, transactions and people better.

Zebra’s extensive portfolio of marking and printing technologies, which including barcode, RFID, GPS and sensoring, captures physical events in digital form to give operational events a virtual voice. This capture enables organizations to know in real-time the location, condition, timing and accuracy of events occurring throughout their value chain. Once the events are seen, organizations can create new value from what is already there.

We design, manufacture and sell specialty printing devices that print variable information on demand at the point of issuance. These devices are used worldwide by manufacturers, service and retail organizations and governments for automatic identification, data collection and personal identification in applications that improve productivity, deliver better customer service and provide more effective security. Our product range consists of direct thermal and thermal transfer label and receipt printers, passive radio frequency identification (RFID) printer/encoders and dye sublimation card printers. We also sell a comprehensive range of specialty supplies consisting of self-adhesive labels, thermal transfer ribbons, thermal printheads, batteries and other accessories, including software for label design, application development and printer network management.

Zebra also designs and sells solutions incorporating active RFID, telematics and ultra wideband radio (UWB) technologies. These solutions help businesses locate and or track assets and people in real time. They use battery-powered wireless tags, fixed-position antennae, transponder modules and application software. We also provide consulting services, maintenance contracts and software licenses related to these solutions.

In July of 2012, Zebra acquired LaserBand LLC (a Missouri limited liability company). LaserBand is a leader in patient identification wristbands and related products. LaserBand strengthens Zebra’s product and patent portfolio and enables Zebra to offer a wider array of products to hospitals, other healthcare organizations and other customers that use wristbands in their operations.

In December of 2012, Zebra acquired StepOne Systems. StepOne is a mobility software company that empowers store associates by giving them access to product details as well as store and company inventories to better serve their customers. StepOne’s retail application platform is incorporated into Zebra’s fully integrated mobile point-of-sale (POS) offering, which retail customers use to create a more personal customer engagement and improve the overall shopping experience.

Discontinued Operations

Sale of Navis, LLC - On March 18, 2011, we sold our Navis marine terminal solutions business and the related WhereNet marine terminal solutions product line of our ZES business to Cargotec Corporation.

Sale of proveo AG - On August 3, 2011, we entered into a Share Purchase Agreement with F Two NV (a Belgium company) and sold all of our interest in Zebra Enterprise Solutions GmbH (formerly proveo AG) business.

Beginning in the first quarter of 2011, Zebra reported the results of these businesses as discontinued operations. The amounts presented in Zebra’s financial statements for discontinued operations include Navis and proveo assets and liabilities, and the operating results of these businesses for 2012, 2011 and 2010. With the sale of Navis, we integrated the remaining ZES business into our location solutions operations.

Continuing Operations

Zebra’s continuing operations include our printers, supplies and services business and our location solutions operations.

Zebra’s printer operations

We design our printer products to produce high-quality labels, wristbands, tickets, receipts, and plastic cards on demand. The exceptional diversity of applications using our printer products for barcoding and personal identification includes routing and tracking, patient safety, transaction processing, and identification and authentication. These applications require high levels of data accuracy, where speed, reliability and durability are critical. They also include specialty printing for receipts and tickets for improved customer service and productivity gains. Plastic cards are used for secure, reliable personal identification (state id cards and drivers licenses), access control and financial cards (credit, debit and ATM cards) by financial institutions.

Applications for our printing solutions span most industries and geographies. They include inventory control, small package delivery, baggage handling, automated warehousing, just-in-time (JIT) manufacturing, employee time and attendance records, file management systems, patient barcode wrist banding, medical specimen labeling, shop floor control, in-store product labeling, employee ID cards, driver’s licenses, and access control systems. As of December 31, 2012, management estimates that Zebra has sold more than 11,900,000 printers to customers around the world.

We believe competitive forces on businesses worldwide drive them to strengthen security, reduce costs, more effectively manage assets, improve quality, deliver better customer service, and increase productivity support the adoption of the printing and automatic identification applications Zebra provides. These solutions deliver significant and predictable economic benefits. Many of Zebra’s applications enhance the use of enterprise resource planning (ERP) and other process improvement systems in manufacturing and service organizations. Greater emphasis on supply chain management, the drive to reduce errors in healthcare, and heightened concern over safety and security are also increasing the use of automatic identification systems. Still other applications are taking advantage of recent advances in wireless and hand-held computing technologies.

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

Our printers are used to print barcode labels, receipts, plastic identification cards, wristbands, and tags and to encode passive RFID “smart” labels and cards. We also sell related specialty labeling materials, thermal ink ribbons, and barcode label design and network management software. These products are used to support barcode labeling, personal identification, and specialty printing solutions principally in the manufacturing supply chain, retail, healthcare and government sectors of the economy.

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

Of the major printing technologies, which include ink jet, laser and impact dot matrix, we believe that direct thermal and thermal transfer technologies are best suited for most barcode labeling and other on-demand printing applications. Thermal transfer printing produces durable dark, solid blacks and sharply defined lines that are important for printing readily scannable barcodes. These images can be printed on a wide variety of labeling materials, which enable users to affix barcode labels to virtually any object. This capability is very important in the industrial and service sectors Zebra serves. Direct thermal printing is best suited where ease of use, smaller size and cost are important factors in the application. Accordingly, this technology is found principally in Zebra’s mobile and desktop units.

As of December 31, 2012, we offered 54 thermal printer models with numerous variations, in seven categories as follows:

•	Tabletop printers for applications requiring continuous operation in high output, mission-critical and industrial settings as well as demanding commercial applications.
•	Desktop printers to deliver value and performance in applications with lower volume or space restrictions.
•	Mobile printers to meet the printing needs of mobile workers in a broad range of industries.
•	Print engines, which are sold to manufacturers and integrators of high-speed automatic label applicator systems and are available with or without RFID smart label capabilities.
•	Kiosk and ticket printers for use in kiosks and other unattended printing applications.
•	Card printers, which print and encode national identity cards, driver’s licenses, employee identification badges, gift cards, personalized cards and financial cards (credit, debit and ATM cards).
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

In addition to their use in on-demand automatic identification applications, our thermal printers can also be used for on-site batch production of custom barcode labels and other graphics. This capability results in shorter lead times, reduced inventory, and more flexibility than can be provided with traditional off-site printing.

Zebra’s location solutions

Zebra offers a range of solutions and services that enable businesses to have visibility into the location and movement of its personnel and assets with real-time locating systems.

Zebra’s location solutions incorporate active RFID technology. Our software and hardware locate, track, manage, and maximize the utilization of high-value assets, equipment, and people. Whether tracking pallets through a supply chain, the flow of work in process, optimizing product fulfillment, or providing wide-area asset traceability, our real-time location solutions provide constant visibility and accurate location.

Zebra provides asset tags, call tags, sensors, exciters and application software. Each tag contains a unique ID that users can associate to a specific asset, part, workstation or person. The complementary technologies in our location solutions work seamlessly together to provide customers with asset visibility and tracking.

Applications for our location solutions span a broad array of industries where tracking assets, transactions and people are critical. Our location solutions are deployed primarily in industrial manufacturing, process industries, aerospace, transportation and logistics and healthcare environments.

Printer supplies

Supplies products consist of stock and customized thermal labels, wristbands, plastic cards, card laminates and thermal transfer ribbons. Zebra promotes the use of genuine Zebra brand supplies with its printing equipment.

We fully support our printers, resellers and end users with an extensive line of superior quality, high-performance supplies optimized to a particular user’s needs. Supplies are chosen in consultation with the reseller and end user based on the specific application, printer and environment in which the labeling system must perform. These printing solutions frequently include proprietary ribbon and label formulations that are designed to optimize image resolution and printer performance while meeting the most demanding end user application performance criteria. Factors such as adhesion, resistance to scratches, smudges and abrasion, and chemical and environmental exposures are all taken into account when selecting the type of ribbon and labeling materials. The use of supplies that are not carefully matched to specific printers can degrade image quality, and decrease the life of key printer components such as printheads.

Zebra also provides a family of self-laminating wristbands for use in laser printers. These wristbands are marketed under the LaserBand name.

Printer related software

Our goal is to provide solutions that enable high levels of functionality to all major computer network and software systems. Zebra has specialized printer management, label design, printer drivers and application development solutions to help unlock the full potential of Zebra printers. Our Link-OS™ suite of networking, software, device operating system offerings, makes Zebra’s printers easy to use and integrate into small, medium and enterprise-wide environments. Zebra connectivity solutions include support for Ethernet, 802.11a/b/g/n, and Bluetooth®. Integration with multiple device operating systems, such as Microsoft® Windows® , Android™, iOS, UNIX and Linux, are supported.

We also offer design and integration software specifically designed to optimize the performance of Zebra label and card printers. Our suite of tools includes CardStudio™, ZebraDesigner™, ZebraDesigner™ Pro, ZebraDesigner™ for XML, and ZebraDesigner™ Label Design Software for use with mySAP™ Business Suite. Zebra’s Enterprise Connector Solution for Oracle® Business Intelligence Publisher™, delivers seamless integration between Oracle and Zebra printers, creating a versatile, easily managed, cost-effective printing platform.

Printer maintenance and services

Zebra provides depot maintenance and repair services at repair centers in Vernon Hills, Illinois, United States; Etobicoke, Ontario, Canada; Mexico City, Mexico; Preston, United Kingdom; Singapore; Shanghai, China; Heerenveen, Netherlands; Sydney, Australia; and Sao Paulo, Brazil. Zebra Authorized Service Providers (ZASP) also provide repair services for most Zebra products at their locations. In addition, Zebra offers on-site repair services for tabletop printers in the United States. Outside of the United States, Zebra’s resellers may provide maintenance service, either directly as ZASPs or through independent service agents. Zebra also provides technical support from in-house support personnel located in the United States, the United Kingdom and Singapore. For most Zebra products, Zebra provides interactive technical support via the Internet at www.zebra.com, 24 hours per day, seven days per week.

Printer warranties

In general, Zebra provides one year of warranty coverage on our printers against defects in material and workmanship. Our printheads are warranted for nine months, and our batteries are warranted for twelve months. Zebra supplies are warranted against defects in material and workmanship for their stated shelf life or twelve months, whichever ends first. Defective equipment and supplies may be returned for repair or replacement during the applicable warranty periods.

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

Direct thermal and thermal transfer printers create crisp images at high speeds, making them ideal for printing easily readable text and machine readable barcodes. Dye sublimation thermal printers quickly create full-color images with visual characteristics more similar to halide-based film than to pixel-based ink jet or laser printers, making them ideal for high quality photographs and personalized plastic cards. Some printers also include HF (13.56 MHz) or UHF (860-960 MHz) RFID technology that can encode data into passive RFID transponders embedded in a label, card, or wristband.

Zebra’s printers integrate company-designed mechanisms, electrical systems, and firmware. Enclosures of metal or high-impact plastic ensure the durability of our printers. Special mechanisms optimize handling of labels, ribbons, and plastic cards. Fast, high-current electrical systems provide consistent image quality. Mobile printers use NiMH or LiIon batteries to optimize print quality over an extended operating shift. Firmware supports serial, parallel, Ethernet, USB, infrared, Bluetooth, or 802.11a/b/g/n wireless communications with appropriate security protocols. Printing instructions can be received as a proprietary language such as Zebra Programming Language II (ZPL II®), as a print driver-provided image, or as user-defined XML. These features make our printers easy to integrate into virtually all common computer systems including those operating on UNIX, Linux, or Microsoft® Windows® operating systems. Some independent software vendors, including Adobe, Oracle and SAP, have included Zebra printing support in applications for healthcare, warehouse management, manufacturing, passenger transportation, and retailing.

Printer sales and marketing

Sales. We sell our printer products primarily through distributors, value-added resellers (VARs), and original equipment manufacturers (OEMs). We also sell our printer products directly to a select number of named customer accounts. For media and consumables, we sell directly to end users through the Internet and telesales operations. Distributors and VARs purchase, stock and sell a variety of automatic identification components from different manufacturers and customize systems for end-user applications using their systems and application integration expertise. Because these sales channels provide specific software, configuration, installation, integration and support services required by end users within various market segments, these relationships allow us to reach end users throughout the world in a wide variety of industries. We experience a minor amount of seasonality in sales, depending on the geographic region and industry served.

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

In some instances, we have designated a customer as a strategic account when the customer is in a targeted high-growth industry with applications for Zebra solutions that span our product categories. Zebra sales personnel, either alone or together with our channel partners, manage these strategic accounts to ensure their needs are being met.

The sales function also encompasses a team that manages three global alliances. They direct the business development strategies for third-party relationships that are strategic to new demand creation for specific vertical markets and/or specific applications.

Marketing. Marketing operations encompass global corporate marketing, field marketing, product marketing, industry marketing, market research and channel marketing functions. Corporate marketing manages our Zebra brand globally, corporate public relations, internal communications and our web site. Corporate marketing is also responsible for market research and planning and industry marketing. Product marketing focuses on market analysis, positioning, product launch support and analyzes Zebra’s competitive strengths and weaknesses. Field marketing encompasses demand generation, channel program management and marketing and sales enablement.

Printer production and manufacturing

We design our products to optimize product performance, quality, reliability, durability and versatility. These designs combine cost-efficient materials, sourcing and assembly methods with high standards of workmanship.

In 2010 we completed the transfer of final printer assembly to a third-party manufacturer, Jabil Circuit, Inc. This action reduces product costs and optimized our global printer product supply chain. It has enabled us to be more responsive to customer needs and increase Zebra’s flexibility to meet emerging business opportunities.

Jabil produces our printers to our design specifications in the quantities we order. We maintain control over portions of the supply chain including supplier selection and price negotiations of key component parts. Jabil is responsible for the procurement of the component parts and subassemblies used in the Zebra printers it produces. Zebra has a subsidiary located in Guangzhou, China, and has an office located near the Jabil facility in China where our products are assembled. This office is staffed with our sourcing, engineering and quality personnel to help ensure that we receive optimal raw material pricing, manufacturing process controls are maintained and the final printers meet our quality standards. The majority of our printers manufactured by Jabil are shipped to our regional distribution centers. A small percentage of products are reconfigured at Zebra’s distribution centers through firmware downloads, packaging and customer specific customization before they are shipped to customers. In addition, certain products are manufactured in accordance with Federal procurement regulations and various international trade agreements, and remain eligible for sale to the United States government.

Competition

Many companies are engaged in the design, manufacture and marketing of barcode label printers, RFID printer/encoders, card personalization and active RFID/Real Time Locating System (RTLS) solutions.

We consider our direct competition in barcode label and receipt printing to be producers of on-demand thermal transfer and direct thermal label printing systems, printer/encoders, mobile printers and supplies. We also compete with companies engaged in the design, manufacture and marketing of printing systems that use alternative technologies, such as ink-jet and laser printing. Many of these companies are substantially larger than Zebra.

Dye sublimation, the technology used in our card printers, is only one of several commercially available processes used to personalize cards. We also compete with companies that produce identification cards using alternative technologies, which include ink-jet, thermal transfer, embossing, film-based systems, encoders, laser engraving and large-scale dye sublimation printers. These card personalization technologies offer viable alternatives to Zebra’s card printers and provide effective competition from a variety of companies, many of which are substantially larger than us. In addition, service bureaus compete for end user business and provide an alternative to the purchase of our card printing equipment and supplies.

We compete with a diverse group of small companies marketing RTLS solutions.

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

We face competition in our printing business from many printer companies, including the following (listed in alphabetical order): Argox; Avery Dennison; Bixolon; Blue Bamboo; Boca Systems; Brother International; Canon; CIM; Citizen; Cognitive TPG; Custom; Danaher; Datacard; Datamax-O’Neil, a unit of Dover Corporation; Dymo, a Newell Rubbermaid Company; Epson; Evolis; Fargo Electronics, a unit of HID Global; Godex; Hewlett-Packard; Hitachi; Intermec Inc.; Lexmark International; MagiCard; Matica; Microcom; Mitsubishi; NBS Technologies; Nisca; Oki Data; Olympus; Practical Automation; Printronix; Sato; Seiko Instruments; Song Woo Electronics; Sony; Star Micronics; Taiwan Semiconductor; Toshiba TEC; Victor Data Systems; Woosim; and Xerox.

The supplies business is highly fragmented and competition is comprised of numerous competitors of various sizes depending on the geographic area.

Zebra’s competitors in the location solutions products include Aeroscout, Ekahau and Ubisense.

Alternative printing technologies

We believe thermal printing will be the preferred label, card and receipt printer technology in Zebra’s target applications for the foreseeable future. Among the many advantages of direct thermal and thermal transfer printing is the ability to print high-resolution, durable images on a wide variety of label materials at relatively low costs and high speeds compared with alternative printing technologies. We view passive RFID smart label encoding and active RFID location systems as complementary technologies to barcoded printing, offering growth opportunities for Zebra as the technologies become more widely adopted.

If other technologies were to evolve or become available, it is possible that those technologies would be incorporated into our products. Alternatively, if such technologies were to evolve or become available to our competitors, our products may become obsolete. This obsolescence would have a significant negative effect on our business, financial position, results of operations and cash flows.

Therefore, we continually assess competitive and complementary methods of barcode printing and other means of automatic identification. Alternative print technologies include ink jet, laser and direct marking. While we cannot be sure that new technology will not supplant thermal printing for labels, cards and receipts, we are not aware of any developing technology that offers the advantages of thermal printing for our targeted applications. We continually monitor and evaluate new RFID technologies, support standards development and rapidly adopt RFID into new Zebra products and systems as new markets and applications emerge.

Customers

Zebra has sold more than 11,900,000 thermal printers to customers as of December 31, 2012. Zebra had three customers that accounted for 10% or more of its sales. All three of these customers are distributors and not end users. Our net sales to significant customers as a percentage of total net sales were as follows:

	Year Ended December 31,
	2012	2011	2010
Customer A	20.4%	20.7%	19.8%
Customer B	11.4%	10.5%	9.8%
Customer C	10.3%	8.9%	8.0%

No other customer accounted for 10% or more of total net sales during these years.

Sales

Net sales by product category for the last three years were (in thousands):

	Year Ended December 31,
Product Category	2012	2011	2010
Hardware	$730,489	$743,308	$676,738
Supplies	212,499	187,457	167,633
Service and software	47,941	47,206	44,829

Subtotal	990,929	977,971	889,200
Shipping and handling	5,239	5,517	5,159

Total net sales	$996,168	$983,488	$894,359

Net sales to international customers, as a percent of total net sales, were as follows:

	Year Ended December 31,
	2012	2011	2010
Percent of net sales	56.2%	58.4%	55.9%

We believe that international sales are likely to increase faster than domestic sales because of the lower penetration of automatic identification applications outside North America and Western Europe and generally higher economic growth rates in developing countries. As a result, Zebra has invested resources to support our international growth and currently operates facilities and sales offices, or has representation, in 30 different countries.

Research and Development

Zebra’s research and development expenditures for the last three years were as follows (in thousands, except percentages):

	Year Ended December 31,
	2012	2011	2010
Research and development expenses	$87,364	$89,926	$82,575
Percent of net sales	8.8%	9.1%	9.2%

We devote significant resources to developing new printing solutions for our target markets and ensuring that our products maintain high levels of reliability and value to our customers.

Intellectual Property Rights

Zebra relies on a combination of trade secrets, patents, trademarks, copyrights and contractual rights to establish and protect its innovations. We hold over 200 domestic and international trademarks. We hold over 700 United States and foreign patents and patent applications. The expiration of any individual patent would not have a significant negative impact on our business.

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

Employees

As of January 26, 2013, Zebra employed approximately 2,544 persons, of which 265 are corporate employees. None of our employees are members of a union. Some portions of our business, primarily in Europe and China, are subject to labor laws that differ significantly from those in the United States. For example, in Europe, it is common for a works council to represent employees when discussing matters such as compensation, benefits or terminations of employment. We consider our employee relations to be very good.

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

Final assembly of our thermal printers and our location solutions products is performed by Jabil Circuit, a third-party electronics manufacturer. We are dependent on Jabil as a sole source of supply for the manufacture of such products. A failure by Jabil to provide manufacturing services to Zebra as Zebra requires, or any disruption in such manufacturing services, may adversely affect Zebra’s business results. Because we rely on a third-party provider such as Jabil to manufacture our products, Zebra may incur increased business continuity risks. Zebra is no longer able to exercise direct control over the assembly or related operations of its thermal printers and location solution products. If Jabil experiences business difficulties or fails to meet Zebra’s manufacturing needs, then Zebra may be unable to satisfy customer product demands, lose sales and be unable to maintain customer relationships. Longer production lead times may result in shortages of certain products and inadequate inventories during periods of unanticipated higher demand. Without Jabil’s continuing manufacture of Zebra’s products, Zebra will have no other means of final assembly of its thermal printers and location solution products until Zebra is able to secure the manufacturing capability at another facility or develop an alternative manufacturing facility. This transition could be costly and time consuming.

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

Zebra has significant operations outside the United States and sells a significant portion of its products internationally and purchases important components, including final products, from foreign suppliers. These circumstances create a number of risks. Zebra has significant operations outside the United States which present added risks. In addition, Zebra sells a significant amount of its products to customers outside the United States. Shipments to international customers are expected to continue to account for a material portion of net sales. Zebra also expects to continue the use of third-party contract manufacturing services with overseas production and assembly of our products.

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

Future success will depend on Zebra’s ability to effectively and economically adapt in this evolving environment. Zebra could incur substantial costs if it has to modify its business to adapt to these changes, and may even be unable to adapt to these changes.

Zebra competes in a competitive industry, which may become more competitive. Competitors may be able to respond more quickly to new or emerging technology and changes in customer requirements. Zebra faces significant competition in developing and selling its products and solutions. Some competitors have substantial marketing, financial, development and personnel resources. To remain competitive, Zebra believes it must continue to effectively provide and economically:

•	Technologically advanced systems that satisfy user demands,
•	Superior customer service,
•	High levels of quality and reliability, and
•	Dependable and efficient distribution networks.

Zebra cannot assure it will be able to compete successfully against current or future competitors. Increased competition in printers or supplies may result in price reductions, lower gross profit margins and loss of market share, and could require increased spending on research and development, sales and marketing and customer support. Some competitors may make strategic acquisitions or establish cooperative relationships with suppliers or companies that produce complementary products, which may create additional pressures on Zebra’s competitive position in the marketplace.

Zebra is vulnerable to the potential difficulties associated with the increase in the complexity of its business. Zebra has grown rapidly over the last several years through domestic and international growth. This growth has caused increased complexities in the business. We believe our future success depends in part on our ability to manage our growth and increased complexities of our business and the demands from increased responsibility on our management personnel. The following factors could present difficulties to us:

•	Compliance with evolving laws and regulations in multiple international jurisdictions,
•	Managing our distribution channel partners,
•	Managing our contract manufacturing and supply chain,
•	Manufacturing an increased number of products,
•	Increased administrative and operational burden,
•	Maintaining and improving information technology infrastructure to support growth,
•	Increased logistical problems common to complex, expansive operations, and
•	Managing increasing international operations.

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

The inability to protect intellectual property could harm Zebra’s reputation, and its competitive position may be materially damaged. Zebra’s intellectual property is valuable and provides Zebra with certain competitive advantages. Copyrights, patents, trademarks, trade secrets and contracts are used to protect these proprietary rights. Despite these precautions, third parties may be able to copy or reproduce aspects of Zebra’s intellectual property and its products or, without authorization, to misappropriate and use information which Zebra regards as its trade secrets.

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

Zebra is implementing a new company-wide enterprise resource planning (ERP) system. The implementation process is complex and involves a number of risks that may adversely affect Zebra’s business and results of operations. Zebra is currently replacing its multiple legacy business systems at its different sites with a new company-wide, integrated enterprise resource planning (ERP) system to handle various business, operating and financial processes for Zebra and its subsidiaries. The new system will enhance a variety of important functions, such as order entry, invoicing, accounts receivable, accounts payable, financial consolidation, logistics, and internal and external financial and management reporting matters. The system implementation has progressed well with EMEA implemented in January 2011 and North America in February 2012.

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

Until the new ERP system is fully implemented, Zebra expects to incur additional selling, general and administrative expenses and capital expenditures to implement and test the system, and there can be no assurance that other issues relating to the ERP system will not occur or be identified. Zebra’s business and results of operations may be adversely affected if it experiences operating problems and/or cost overruns during the ERP implementation process or if the ERP system and the associated process changes do not function as expected or give rise to the expected benefits.

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

A natural disaster may cause supply disruptions that could adversely affect Zebra’s business and results of operations. As widely reported, a powerful earthquake centered off the northeastern coast of Japan on March 11, 2011, resulted in the loss of many lives, wide-spread damage to and destruction of property, disruption of electric power, and the release of radiation from a crippled nuclear power plant. This devastation disrupted the operations to varying degrees of companies with business activity in the affected region, including the business of Zebra suppliers. Other natural disasters may occur in the future and Zebra is not able to predict to what extent or duration any such disruptions will have on our ability to maintain ordinary business operations. The consequences of an unfortunate natural disaster may have a material adverse effect on Zebra’s business and results of operations.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Zebra’s corporate headquarters are located in Lincolnshire, Illinois, a northern suburb of Chicago. Zebra also conducts its sales, marketing, engineering and operations activities from facilities in Vernon Hills, Illinois, and Agoura Hills, California.

Zebra’s principal facilities as of December 31, 2012, are listed below:

	Square Footage
Location	Manufacturing, Production & Warehousing	Administrative, Research & Sales	Total	Lease Expires
Vernon Hills, Illinois, USA	110,000	115,000	225,000	June 2015
Heerenveen, The Netherlands	47,286	47,286	94,572	January 2015
Agoura Hills, California, USA	—	75,077	75,077	March 2021
Buffalo Grove, Illinois, USA	63,189	—	63,189	July 2014
Preston, UK	51,450	8,600	60,050	Owned by Zebra
Greenville, Wisconsin, USA	60,000	—	60,000	May 2028
Lincolnshire, Illinois, USA	—	47,334	47,334	June 2015
Flowery Branch, Georgia, USA	40,520	—	40,520	June 2017
Lincoln, Rhode Island, USA	—	40,116	40,116	April 2016
Guangzhou, China	—	32,655	32,655	January 2014
Bourne End, UK	—	27,251	27,251	June 2014
Otay Mesa, California, USA	26,639	—	26,639	September 2014
San Jose, California, USA	—	24,630	24,630	July 2015
McAllen, Texas, USA	18,000	—	18,000	September 2016
Germantown, Maryland, USA	—	13,134	13,134	January 2016
Chicago, Illinois, USA	—	10,417	10,417	June 2014
Rogersville, Tennessee, USA	9,780	—	9,780	April 2014
Singapore, Singapore	—	9,427	9,427	February 2017
Shanghai, China	—	7,524	7,524	January 2014
Detroit, Michigan, USA	—	7,085	7,085	November 2017
Mexico City, Mexico	3,400	3,488	6,888	October 2015
Clayton, Missouri, USA	—	6,171	6,171	September 2013
Sao Paulo, Brazil	—	5,812	5,812	February 2015
Miami, Florida, USA	—	5,786	5,786	October 2017
Shanghai, China	—	5,287	5,287	January 2015

Total	430,264	492,080	922,344

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

Stock Information: Price Range and Common Stock

Our Class A Common Stock is traded on The NASDAQ Stock Market under the symbol ZBRA. The following table shows the high and low trade prices for each fiscal quarter in 2012 and 2011, as reported by The NASDAQ Stock Market.

2012	High	Low	2011	High	Low
First Quarter	$41.88	$34.61	First Quarter	$41.48	$34.66
Second Quarter	41.79	31.79	Second Quarter	44.53	36.55
Third Quarter	38.74	33.25	Third Quarter	43.61	28.20
Fourth Quarter	40.41	34.92	Fourth Quarter	38.48	29.54

Source: The NASDAQ Stock Market

At February 8, 2013, the last reported price for the Class A Common Stock was $44.07 per share, and there were 465 registered stockholders of record for Zebra’s Class A Common Stock. In addition, we had approximately 14,000 stockholders who owned Zebra stock in street name.

Dividend Policy

Since our initial public offering in 1991, we have not declared any cash dividends or distributions on our capital stock. Zebra currently does not anticipate paying any cash dividends in the foreseeable future.

Treasury Shares

During the fourth quarter of 2012, Zebra purchased 400,000 shares of Zebra’s Class A Common Stock at a weighted average share price of $36.69 per share, as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum number of shares that may yet be purchased under the program
October 2012 (September 30 – October 27)	392,146	$36.71	392,146	2,030,190
November 2012 (October 28 – November 24)	7,854	$35.67	7,854	2,022,336
December 2012 (November 25 – December 31)	0	$0.00	0	2,022,336

(1)	On November 4, 2011, Zebra’s Board authorized the purchase of up to an additional 3,000,000 shares under the purchase plan program. The November 2011 authorization does not have an expiration date.

(2)	During the fourth quarter, Zebra acquired 3,651 shares of Zebra Class A Common Stock through the withholding of shares necessary to satisfy tax withholding obligations upon the vesting of restricted stock awards. These shares were acquired at an average price of $38.44 per share.

Item 6.	Selected Financial Data

CONSOLIDATED STATEMENTS OF EARNINGS (LOSS) DATA

(In thousands, except per share amounts)

	Year Ended December 31,
	2012		2011		2010	2009	2008
Net sales	$996,168		$983,488		$894,359	$738,482	$910,065
Cost of sales	504,524		496,719		473,584	420,895	471,546

Gross profit	491,644		486,769		420,775	317,587	438,519
Total operating expenses	327,293	(1)	304,733	(2)	272,560 (3)	247,308 (4)	427,730 (5)

Operating income	164,351		182,036		148,215	70,279	10,789
Income from continuing operations before income taxes	164,174		179,719		149,607	72,319	15,085
Income (loss) from continuing operations	121,987		130,343		104,614	48,491	(19,047)
Income (loss) from discontinued operations, net of tax	1,007		44,300		(2,836)	(1,387)	(19,374)

Net income (loss)	$122,904		$174,643		$101,778	$47,104	$(38,421)

Basic earnings per share:
Income (loss) from continuing operations	$2.36		$2.42		$1.83	$0.81	$(0.30)
Income (loss) from discontinued operations	0.02		0.82		(0.05)	(0.02)	(0.30)

Net income (loss)	$2.38		$3.24		$1.78	$0.79	$(0.60)

Diluted earnings per share:
Income (loss) from continuing operations	$2.35		$2.40		$1.82	$0.81	$(0.30)
Income (loss) from discontinued operations	0.02		0.82		(0.05)	(0.02)	(0.30)

Net income (loss)	$2.37		$3.22		$1.77	$0.79	$(0.60)

Weighted average shares outstanding
Basic	51,566		53,854		57,143	59,306	64,524
Diluted	51,843		54,191		57,428	59,425	64,524

CONSOLIDATED BALANCE SHEET DATA

(In thousands)

	December 31,
	2012	2011	2010	2009	2008
Cash and cash equivalents, restricted cash, investments and marketable securities (current and long-term)	$394,075	$326,695	$258,598	$245,027	$221,409
Working capital (6)	615,649	475,899	455,143	429,277	400,883
Total assets	967,748	899,006	878,864	830,479	850,878
Long-term obligations (7)	14,229	11,515	10,191	9,012	9,345
Stockholders’ equity	857,002	776,925	730,032	712,129	710,738

(1)	Includes asset impairment charges of $9,114,000 and exit and restructuring costs of $960,000.
(2)	Includes exit and restructuring costs of $2,041,000.
(3)	Includes litigation settlement proceeds received of $1,082,000 and exit and restructuring costs of $2,262,000.
(4)	Includes exit and restructuring costs of $9,902,000.
(5)	Includes asset impairment charges of $144,950,000 and exit and restructuring costs of $17,932,000.
(6)	Calculated as current assets minus current liabilities.
(7)	Long-term obligations include deferred compensation and unearned revenue. See Note 17 Deferred Compensation Plan in the Notes to the Consolidated Financial Statements included in this Form 10-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations: Fourth Quarter of 2012 versus Fourth Quarter of 2011

Consolidated Results of Operations

(Amounts in thousands, except percentages)

	Three Months Ended		Percent Change	Percent of Net Sales - 2012	Percent of Net Sales - 2011
	December 31, 2012	December 31, 2011
Net Sales
Tangible products	$241,257	$235,714	2.4	95.3	95.3
Service & software	11,922	11,594	2.8	4.7	4.7

Total net sales	253,179	247,308	2.4	100.0	100.0
Cost of Sales
Tangible products	121,869	118,792	2.6	48.1	48.1
Service & software	6,850	6,996	(2.1)	2.7	2.8

Total cost of sales	128,719	125,788	2.3	50.8	50.9

Gross profit	124,460	121,520	2.4	49.2	49.1
Operating expenses	80,342	79,397	1.2	31.7	32.1

Operating income	44,118	42,123	4.7	17.5	17.0
Other income (expense)	(56)	(1,011)	(94.5)	(0.1)	(0.4)

Income from continuing operations before income taxes	44,062	41,112	7.2	17.4	16.6
Income taxes	9,263	8,253	12.2	3.7	3.3

Income from continuing operations	34,799	32,859	5.9	13.7	13.3
Income from discontinued operations, net of tax	191	2,185	(91.3)	0.1	0.9

Net income	$34,990	$35,044	(0.2)	13.8	14.2

Diluted earnings per share:
Income from continuing operations	$0.68	$0.63	7.9
Income from discontinued operations	0.00	0.04	100.0

Net income	$0.68	$0.67	1.5

Consolidated Results of Operations – Fourth quarter

Sales

Net sales for the fourth quarter of 2012 compared with the 2011 quarter increased 2.4% primarily due to increased sales in supplies and aftermarket services. Printer unit volume increased 2.9% for 2012 compared to 2011 principally from unit volume increases in desktop and tabletop printers.

Sales by product category were as follows (amounts in thousands, except percentages):

	Three Months Ended			Percent of Net Sales 2012	Percent of Net Sales 2011
Product category	December 31, 2012	December 31, 2011	Percent Change
Hardware	$182,267	$188,198	(3.2)	72.0	76.1
Supplies	57,607	46,135	24.9	22.8	18.6
Service and software	11,922	11,594	2.8	4.7	4.7

Subtotal products	251,796	245,927	2.4	99.5	99.4
Shipping and handling	1,383	1,381	0.1	0.5	0.6

Total net sales	$253,179	$247,308	2.4	100.0	100.0

Sales declines in Europe, Middle East and Africa, and Asia Pacific, primarily from a challenged business environment, were offset by increased sales in North America and Latin America. Sales increased in Latin America in part from improved geographic coverage, with notable increases in supplies, tabletop, desktop, and mobile printers. Sales in North America increased due to increased sales in supplies and aftermarket services. Zebra continues to build a broader base of customers to penetrate targeted industries more deeply. Movements in foreign exchange rates decreased sales by $1,858,000 in the Europe, Middle East and Africa region for the quarter, due to a weaker euro against the U.S. dollar compared to the same period in the prior year.

Sales to customers by geographic region were as follows (in thousands, except percentages):

	Three Months Ended			Percent of Net Sales 2012	Percent of Net Sales 2011
	December 31,	December 31,	Percent
Geographic region	2012	2011	Change
Europe, Middle East and Africa	$83,355	$88,360	(5.7)	32.9	35.7
Latin America	26,255	21,578	21.7	10.4	8.7
Asia-Pacific	31,665	32,470	(2.5)	12.5	13.1

Total International	141,275	142,408	(0.8)	55.8	57.5
North America	111,904	104,900	6.7	44.2	42.5

Total net sales	$253,179	$247,308	2.4	100.0	100.0

Gross profit

Gross profit increased 2.4% reflecting reduced overhead and freight costs, partially offset by unfavorable movements in foreign exchange rates and product mix. Unfavorable foreign currency movements decreased fourth quarter gross profit by $1,806,000. As a percentage of sales, gross margin improved from 49.1% to 49.2%.

Printer unit volumes and average selling price information is summarized below:

	Three Months Ended		Percent Change
	December 31,	December 31,
	2012	2011
Total printers shipped	321,314	312,409	2.9
Average selling price of printers shipped	$477	$506	(5.7)

For the fourth quarter of 2012, unit volumes increased in tabletop and desktop printers. Desktop printers achieved record sales. The decrease in average selling price is a result of a change in product mix toward lower priced products in the 2012 quarter compared to the 2011 quarter.

Operating expenses

Operating expenses are summarized below (in thousands, except percentages):

	Three Months Ended			Percent of Net Sales 2012	Percent of Net Sales 2011
	December 31,	December 31,	Percent
Operating expenses	2012	2011	Change
Selling and marketing	$33,313	$36,377	(8.4)	13.2	14.7
Research and development	22,605	23,174	(2.5)	8.9	9.4
General and administrative	20,964	18,973	10.5	8.3	7.7
Amortization of intangible assets	1,463	806	81.5	0.6	0.3
Acquisition costs	1,037	116	N/M	0.4	0.0
Exit and restructuring costs	960	(49)	N/M	0.4	0.0

Total operating expenses	$80,342	$79,397	1.2	31.7	32.1

Operating expenses for the quarter increased 1.2% due mainly to higher general and administrative expenses, amortization and acquisition expenses, and exit and restructuring costs. Compensation costs and depreciation increased over 2011 levels. Amortization expense increases are primarily related to the intangibles acquired with the LaserBand acquisition. Acquisition costs relate to investigated and completed merger and acquisition activity during the period. Exit and restructuring costs in 2012 relate to the restructuring of the location solutions business management structure.

Other income (expense)

Zebra’s non-operating income and expense items are summarized in the following table (in thousands):

	Three Months Ended
	December 31,	December 31,
	2012	2011
Investment income	$526	$594
Foreign exchange loss	(5)	(706)
Other, net	(577)	(899)

Total other income (expense)	$(56)	$(1,011)

Other expense decreased in the fourth quarter of 2012 as a result of decreases in foreign exchange losses.

Operating income

Operating income for the fourth quarter of 2012, compared to the same period in 2011, increased 4.7%. See comments above for explanation of changes in individual categories.

Income taxes

The effective income tax rate for the fourth quarter of 2012 was 21.0% compared with 20.1% for the same quarter in the prior year. The fourth quarter 2012 effective tax rate increased slightly due to an increase in income in higher rate tax jurisdictions in 2012 when compared to the prior years quarter. The increase in 2012 was offset by an August 2012 decrease in the UK statutory tax rate from 25.5% to 24.5%. During 2012 Zebra implemented a new international holding company structure to facilitate the investment of overseas cash and international acquisitions. This new structure has also decreased our international income taxes. In addition, the fourth quarter of 2012 benefitted from one-time adjustments resulting from amended tax returns for 2010 and prior years.

Income from discontinued operations

The income in the fourth quarter of 2012 is related to a reversal of amounts previously reserved, which were related to the finalization of the accounting and taxes related to discontinued operations transactions during 2011.

Results of Operations: Year ended December 31, 2012 versus Year ended December 31, 2011

Consolidated Results of Operations

(Amounts in thousands, except percentages)

	Year Ended
	December 31,	December 31,	Percent Change	Percent of Net Sales - 2012	Percent of Net Sales - 2011
	2012	2011
Net Sales
Tangible products	$948,227	$936,282	1.3	95.2	95.2
Service & software	47,941	47,206	1.6	4.8	4.8

Total net sales	996,168	983,488	1.3	100.0	100.0
Cost of Sales
Tangible products	479,633	469,834	2.1	48.1	47.8
Service & software	24,891	26,885	(7.4)	2.5	2.7

Total cost of sales	504,524	496,719	1.6	50.6	50.5

Gross profit	491,644	486,769	1.0	49.4	49.5
Operating expenses	327,293	304,733	7.4	32.9	31.0

Operating income	164,351	182,036	(9.7)	16.5	18.5
Other income (expense)	(177)	(2,317)	(92.4)	(0.0)	(0.2)

Income from continuing operations before income taxes	164,174	179,719	(8.6)	16.5	18.3
Income taxes	42,277	49,376	(14.4)	4.3	5.0

Income from continuing operations	121,897	130,343	(6.5)	12.2	13.3
Income from discontinued operations, net of tax	1,007	44,300	(97.7)	0.1	4.5

Net income	$122,904	$174,643	(29.6)	12.3	17.8

Diluted earnings per share:
Income from continuing operations	$2.35	$2.40	(2.1)
Income from discontinued operations	0.02	0.82	(97.6)

Net income	$2.37	$3.22	(26.4)

Consolidated Results of Operations – Full Year

Net sales for 2012 compared with 2011 increased 1.3%. This increase is primarily due to growth in sales of supplies, including the impact of the acquisition of LaserBand LLC in July 2012. Printer unit volumes increased 6.0% for 2012 compared to 2011 due to volume increases in desktop, mobile and card printers. Movement towards lower-priced printers partially offset unit volume increases.

Sales by product category were as follows (amounts in thousands, except percentages):

	Year Ended			Percent of Net Sales	Percent of Net Sales
	December 31,	December 31,	Percent
Product category	2012	2011	Change	2012	2011
Hardware	$730,489	$743,308	(1.7)	73.4	75.5
Supplies	212,499	187,457	13.4	21.3	19.1
Service and software	47,941	47,206	1.6	4.8	4.8

Subtotal products	990,929	977,971	1.3	99.5	99.4
Shipping and handling	5,239	5,517	(5.0)	0.5	0.6

Total net sales	$996,168	$983,488	1.3	100.0	100.0

Sales increased in Latin America due to improved geographic coverage with notable increases in supplies, mobile, and card printer sales compared to 2011. Sales in North America increased due to increased sales of supplies and continued demand for desktop, card and tabletop printers. Zebra continues to build a broader base of customers to penetrate targeted industries more deeply. Movements in foreign exchange rates decreased sales by $12,139,000 in the Europe, Middle East and Africa regions due principally to a weaker euro against the U.S. dollar.

Sales to customers by geographic region were as follows (in thousands, except percentages):

	Year Ended			Percent of Net Sales 2012	Percent of Net Sales 2011
	December 31,	December 31,	Percent
Geographic region	2012	2011	Change
Europe, Middle East and Africa	$322,970	$342,578	(5.7)	32.4	34.8
Latin America	100,101	89,715	11.6	10.0	9.1
Asia-Pacific	137,577	141,987	(3.1)	13.8	14.5

Total International	560,648	574,280	(2.4)	56.2	58.4
North America	435,520	409,208	6.4	43.8	41.6

Total net sales	$996,168	$983,488	1.3	100.0	100.0

Gross profit

Gross profit increased 1.0% due to higher volumes and lower material costs. Lower freight costs in 2012 of $5,042,000 versus 2011 helped improve gross profit while unfavorable movements in foreign currency decreased gross profit by $9,923,000. The above factors contributed to the slight decrease in gross margin from 49.5% to 49.4%.

Printer unit volumes and average selling price information is summarized below:

	Year Ended
	December 31,	December 31,	Percent
	2012	2011	Change
Total printers shipped	1,260,141	1,188,892	6.0
Average selling price of printers shipped	$485	$527	(7.9)

Product unit volumes increased 6.0% in 2012 over the prior year. This was due to increased volumes in desktop, mobile and card printers. The average selling price reflects a change in product mix toward lower priced products from year to year.

Operating expenses

Operating expenses are summarized below (in thousands, except percentages):

	Year Ended			Percent of	Percent of
	December 31,	December 31,	Percent
Operating Expenses	2012	2011	Change	Net Sales 2012	Net Sales 2011
Selling and marketing	$129,906	$127,797	1.7	13.0	13.1
Research and development	87,364	89,926	(2.8)	8.8	9.1
General and administrative	92,167	81,345	13.3	9.3	8.3
Amortization of intangible assets	4,673	3,320	40.8	0.5	0.3
Acquisition costs	3,109	304	N/M	0.3	0.0
Exit and restructuring costs	960	2,041	(53.0)	0.1	0.2
Asset impairment charge	9,114	0	N/M	0.9	0.0

Total operating expenses	$327,293	$304,733	7.4	32.9	31.0

Operating expenses for 2012 increased 7.4%. This is primarily due to greater selling and marketing and general and administrative expenses. The asset impairment charge was accounted for 40.4% of the total increase in 2012. Several categories accounted for these increases, including compensation costs, outside professional services, rent, depreciation and information systems expenses. Acquisition costs are related to investigated and completed acquisitions during the period. Exit and restructuring costs in 2012 relate to the restructuring of the location solutions business management structure while costs in 2011 relate to the relocation and consolidation of administrative, accounting and distribution functions of our location solutions operations to Illinois. The asset impairment charge in 2012 relates to the goodwill associated with Zebra’s smaller reporting unit.

Selling and marketing expenses

Selling and marketing expenses are summarized below (in thousands):

	Year Ended		Increase / (Decrease)
	December 31, 2012	December 31, 2011
Payroll and benefit costs	$78,894	$75,436	$3,458
Business development	23,434	23,022	412
Travel and entertainment expenses	8,451	8,068	383
Offsite meetings	1,141	3,362	(2,221)
Other changes	17,986	17,909	77

Total selling and marketing expenses	$129,906	$127,797	$2,109

Selling and marketing expenses were higher in 2012 primarily due to increased payroll and benefit costs related to the addition of more sales-related Zebra personnel in geographic regions with high-growth opportunities. Payroll and benefit cost increases include salaries, commissions, benefits, and payroll taxes. Other selling and marketing expense categories also increased over 2011 levels due to higher expenses relating to the addition of Zebra sales representatives to expand Zebra’s global reach into new developing geographic regions.

Research and development costs

The development of new products and enhancement of existing products are important to Zebra’s business and growth prospects. To maintain and build our product pipeline, we continue to make investments in research and development. In 2012 we introduced 14 new printer related products and 19 location software and hardware releases. Zebra introduced its latest generation of print engine during the year which enables Zebra to expand into new markets. The ZE500 is designed for reliable operations in mission critical applications and is well suited for use in the food and beverage industries and other environments where dust and moisture can create printing challenges. Zebra has enhanced its printers for cloud based connectivity through Zebra’s Link-OS, an ecosystem enabled by Zebra’s printer architecture which makes Zebra printers significantly easier to integrate, manage and use in a company’s operations, with greater capabilities for customization with the development of specialized apps.

Quarterly product development expenses fluctuate depending on the status of ongoing projects. We are committed to a long-term strategy of significant investment in product development. Research and development costs are summarized below (in thousands):

	Year Ended		Increase / (Decrease)
	December 31, 2012	December 31, 201110
Payroll and benefit costs	$58,464	$59,087	$(623)
Project expenses	5,710	7,838	(2,128)
Other changes	23,190	23,001	189

Total research and development costs	$87,364	$89,926	$(2,562)

The decreases in research and development costs relate to decreased payroll and benefit costs and project expenses. Project expenses decreased due primarily due to the completion on new mid-range and print engine products in 2012.

General and administrative expenses

General and administrative expenses are summarized below (in thousands):

	Year Ended		Increase / (Decrease)
	December 31, 2012	December 31, 2011
Payroll and benefit costs	$46,606	$40,975	$5,631
Professional services expenses	13,890	10,544	3,346
Information systems expenses	13,046	12,138	908
Other changes	18,625	17,688	937

Total general and administrative expenses	$92,167	$81,345	$10,822

General and administrative expenses increased over 2011due to larger incentive costs related to merit increases and equity incentives. Professional fees increased slightly due to the acquisition of LaserBand and other long-term investments in 2012. Professional services were also utilized for the implementation of Zebra’s new international structure and to expand geographic regions. Information systems costs increased slightly in the maintenance and service contracts area.

Amortization of intangible assets

Amortization of intangible assets increased $1,353,000 during 2012 due to additions of current technology, patent and patent rights and customer relationships during the year as a result of the acquisition of LaserBand.

Exit and restructuring costs

Exit and restructuring costs in 2012 of $960,000 relate to the restructuring of our location solutions business management structure. Costs in 2011 of $2,041,000 relate to the consolidation of our location solutions operations following the divestiture of Navis in the first quarter of 2011.

Operating income

The operating income decrease for 2012 was the result of operating expense increases as noted above.

Other income (expense)

Zebra’s non-operating income and expense items are summarized in the following table (in thousands):

	Year Ended
	December 31,	December 31,
	2012	2011
Investment income	$2,485	$1,944
Foreign exchange loss	(941)	(2,006)
Other, net	(1,721)	(2,255)
Total other income (expense)	$(177)	$(2,317)

Other expense decreased in 2012 as a result of decreases in foreign exchange losses.

	Year Ended
Rate of return analysis:	December 31, 2012	December 31, 2011
Average cash and marketable securities balances	$360,385	$292,646
Annualized rate of return	0.7%	0.7%

Investment income increased overall from higher cash and investment balances in 2012 versus 2011.

Income taxes

The effective income tax rate for 2012 was 25.8% compared with an income tax rate of 27.5% for 2011. During 2012 Zebra implemented a new international holding company structure to facilitate the investment of overseas cash and international acquisitions. This new structure also decreased our international income taxes. In addition, the UK statutory rate decreased from 25.5% to 24.5% in August 2012. These reductions were offset by a discrete item in the third quarter of 2012 related to a non-deductible asset impairment charge which increased the effective tax rate for 2012 by 1.9%. The rate in 2011 included a tax valuation allowance in the first quarter of 2011 against a subsequently divested subsidiary.

Income from discontinued operations

The income from discontinued operations in 2012 is related to an amendment and extension of the proveo loan agreement and reversal of amounts previously reserved which were related to the finalization of the accounting and taxes. The income from discontinued operations in 2011 relates to the sale of Navis LLC and proveo AG, offset by losses on discontinued operations.

Comparison of Years Ended December 31, 2011 and 2010

Consolidated Results of Operations

(Amounts in thousands, except percentages)

	Year Ended
	December 31, 2011	December 31, 2010	Percent Change	Percent of Net Sales - 2011	Percent of Net Sales - 2010
Net Sales
Tangible products	$936,282	$849,530	10.2	95.2	95.0
Service & software	47,206	44,829	5.3	4.8	5.0

Total net sales	983,488	894,359	10.0	100.0	100.0
Cost of Sales
Tangible products	469,834	450,630	4.3	47.8	50.4
Service & software	26,885	22,954	17.1	2.7	2.6

Total cost of sales	496,719	473,584	4.9	50.5	53.0

Gross profit	486,769	420,775	15.7	49.5	47.0
Operating expenses	304,733	272,560	11.8	31.0	30.5

Operating income	182,036	148,215	22.8	18.5	16.5
Other income (expense)	(2,317)	1,392	N/M	(0.2)	0.2

Income from continuing operations before income taxes	179,719	149,607	20.1	18.3	16.7
Income taxes	49,376	44,993	9.7	5.0	5.0

Income from continuing operations	130,343	104,614	24.6	13.3	11.7
Income (loss) from discontinued operations, net of tax	44,300	(2,836)	N/M	4.5	(0.3)

Net income	$174,643	$101,778	71.6	17.8	11.4

Diluted earnings per share:
Income from continuing operations	$2.40	$1.82	31.9
Income (loss) from discontinued operations	0.82	(0.05)	N/M

Net income	$3.22	$1.77	81.9

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

Sales by product category were as follows (amounts in thousands, except percentages):

	Year Ended			Percent of	Percent of
	December 31,	December 31,	Percent
Product Category	2011	2010	Change	Net Sales 2011	Net Sales 2010
Hardware	$743,308	$676,738	9.8	75.5	75.7
Supplies	187,457	167,633	11.8	19.1	18.7
Service and software	47,206	44,829	5.3	4.8	5.0

Subtotal	977,971	889,200	10.0	99.4	99.4
Shipping and handling	5,517	5,159	6.9	0.6	0.6

Total net sales	$983,488	$894,359	10.0	100.0	100.0

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

Sales to customers by geographic region were as follows (in thousands, except percentages):

Geographic Region	Year Ended		Percent Change	Percent of Net Sales 2011	Percent of Net Sales 2010
	December 31,	December 31,
	2011	2010
Europe, Middle East and Africa	$342,578	$305,659	12.1	34.8	34.2
Latin America	89,715	80,679	11.2	9.1	9.0
Asia-Pacific	141,987	113,156	25.5	14.5	12.7

Total International	574,280	499,494	15.0	58.4	55.9
North America	409,208	394,865	3.6	41.6	44.1

Total net sales	$983,488	$894,359	10.0	100.0	100.0

Gross profit

Gross profit increased 15.7% due to higher volumes and lower material costs. Lower freight costs in 2011 of $4,963,000 versus 2010 helped improve profit. Gross profit was also affected by favorable foreign currency movements which also improved gross profit by $12,730,000. The above factors contributed to the increase in gross margin from 47.0% to 49.5%.

Printer unit volumes and average selling price information is summarized below:

	Year Ended December 31,		Percent Change
	2011	2010
Total printers shipped	1,188,892	1,057,744	12.4
Average selling price of printers shipped	$527	$533	(1.1)

For 2011, product unit volumes increased in nearly all printer product lines with notable volume increases in high-performance and mid-range table top, desktop, and mobile.

Operating expenses

Operating expenses are summarized below (in thousands, except percentages):

	Year Ended		Percent Change	Percent of Net Sales 2011	Percent of Net Sales 2010
	December 31,	December 31,
Operating Expenses	2011	2010
Selling and marketing	$127,797	$112,365	13.7	13.1	12.5
Research and development	89,926	82,575	8.9	9.1	9.2
General and administrative	81,345	73,229	11.1	8.3	8.2
Amortization of intangible assets	3,320	3,211	3.4	0.3	0.4
Litigation settlement	0	(1,082)	(100.0)	0.0	(0.1)
Acquisition costs	304	0	N/M	0.0	0.0
Exit and restructuring costs	2,041	2,262	(9.8)	0.2	0.3

Total operating expenses	$304,733	$272,560	11.8	31.0	30.5

Operating expenses for 2011 increased 11.8% due to higher expenses in all three operating expense line items. Several categories accounted for these increases, including compensation costs which include salaries, stock option expense, and commissions. These increases are primarily related to more employees in 2011 versus 2010. Business development, outside professional services, travel and entertainment, rent, information systems, recruiting, offsite meetings, shipping and depreciation expenses all increased over 2010 levels.

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

Research and development costs

The development of new products and enhancement of existing products are important to Zebra’s business and growth prospects. To maintain and build our product pipeline, we continue to make investments in research and development. In 2011 we introduced 13 new printer related products and 10 location software and hardware releases. Products introduced in 2011 include printers in the mobile, desktop, and card lines as well as related accessories. Zebra is receiving positive customer responses to its recently introduced QLn wireless mobile printer which incorporates a flexible user interface for easy configuration. Zebra’s ZXP8 retransfer card printer which is utilized for printing secure employee IDs. In 2010, we introduced an updated two inch light duty printer and a new Xi4 high-performance printer. We also introduced innovative new IQ color labels which enables customers to print spot colors on predetermined areas of a label using any Zebra thermal label printer. This breakthrough product enhances readability, increases business efficiency and improves safety.

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

General and administrative expenses

General and administrative expenses are summarized below (in thousands):

	Year Ended		Increase /(Decrease)
	December 31, 2011	December 31, 2010
Payroll and benefit costs	$40,975	$36,833	$4,142
Professional services expenses	10,544	9,987	557
Information systems expenses	12,138	10,547	1,591
Depreciation expense	9,232	8,221	1,011
Other changes	8,456	7,641	815

Total general and administrative expenses	$81,345	$73,229	$8,116

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

•

We sell a limited amount of prepackaged, or off-the-shelf, software for the creation of barcode labels using our printers. There is no customization required to use this software, and we have no post-shipment obligations on the software. Revenue is recognized at the time this prepackaged software is shipped.

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

Investments and Marketable Securities

Investments and marketable securities at December 31, 2012, consisted of the following:

U.S. government and agency securities	29.4%
Obligations of government sponsored enterprises (1)	1.5%
State and municipal bonds	29.3%
Corporate securities	39.8%

(1)	Includes investments in notes issued by the Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association and the Federal Home Loan Bank.

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

Zebra’s investments in marketable debt securities are classified as available-for-sale except for securities held in Zebra’s deferred compensation plan which are considered to be trading securities. Investments in marketable debt securities are classified based on intent and ability to sell investment securities. Zebra’s available-for-sale securities are used to fund further acquisitions and other operating needs and therefore can be sold prior to maturity. Investments in marketable debt securities for which Zebra intends to sell within the next year are classified as current and those that we intend to hold in excess of one-year are classified as non-current.

Accounts Receivable

We have standardized credit granting and review policies and procedures for all customer accounts, including:

•	Credit reviews of all new customer accounts,
•	Ongoing credit evaluations of current customers,
•	Credit limits and payment terms based on available credit information,
•	Adjustments to credit limits based upon payment history and the customer’s current credit worthiness,
•	Active collection efforts by regional credit functions, reporting directly to the corporate financial officers, and
•	Limited credit insurance on the majority of our international revenues.

We reserve for estimated credit losses based upon historical experience and specific customer collection issues. Over the last three years, accounts receivable reserves varied from 0.4% to 1.2% of total accounts receivable. Accounts receivable reserves as of December 31, 2012, were $669,000, or 0.4% of the balance due. We believe this reserve level is appropriate considering the quality of the portfolio as of December 31, 2012. While credit losses have historically been within expectations and the provisions established, we cannot guarantee that our credit loss experience will continue to be consistent with historical experience.

Inventories

We value our inventories at the lower of the actual cost to purchase or manufacture using the first-in, first-out (FIFO) method, or the current estimated market value. We review inventory quantities on hand and record a provision for excess and obsolete inventory based on forecasts of product demand and production requirements for the subsequent twelve months.

Over the last three years, our inventory reserves have ranged from 8.0% to 11.9% of gross inventory. As of December 31, 2012, inventory reserves were $13,655,000, or 10.0% of gross inventory. We believe this reserve level is appropriate considering the quantities and quality of the inventories as of December 31, 2012.

Valuation of Goodwill

Goodwill of a reporting unit is tested for impairment between annual tests if an event occurs or circumstances would more likely than not reduce the fair value of a reporting unit below its carrying amount. Examples of such events or circumstances include:

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

If we believe that one or more of the above indicators of impairment have occurred, we perform an impairment test. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. We generally determine the fair value of our reporting units using three valuation methods: Income Approach – Discounted Cash Flow Analysis, Market Approach – Guideline Public Company Method, and Market Approach – Comparative Transactions Method. The approach defined below is based upon our last impairment test conducted in June 2012 as of the end of May 2012. Zebra did perform an interim impairment test in October 2012 for its smaller reporting unit as of the end of September 2012. The October 2012 test only utilized the income approach as discussed below.

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

There have not been any significant changes to our impairment testing methodology other than updating the assumptions to reflect the current market environment. As discussed above, key assumptions used in the first step of the goodwill impairment test were determined by management utilizing the internal operating plan. The key assumptions utilized include forecasted growth rates for revenues and operating expenses as well as a discount rate which is determined by looking at current risk-free rates of capital, current market interest rates and the evaluation of a risk premium relevant to the business segment. Zebra will monitor future results and will perform a test if indicators trigger an impairment review.

We test the impairment of goodwill each year as of the end of May or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Zebra has two reporting units required for its annual goodwill impairment test. We completed our annual assessment during June 2012 and determined that our goodwill was not impaired as of the end of May 2012.As part of Zebra’s annual impairment test in the second quarter, Management determined that the larger of the two reporting units’ fair value exceeded its carrying value by a significant amount. The second smaller reporting unit’s amount by which the fair value exceeded the carrying value ranged from approximately 8% under the Income Approach to 31% under the Market Approach.

Due to the deterioration in the smaller reporting unit’s operating results during the third quarter, failing to meet our forecasted revenues and operating expenses, and a decline in expected growth rates, our fair value calculation for the smaller reporting unit changed and we determined our goodwill associated with the smaller reporting unit was impaired. The above impairment indicators led us to conclude an interim goodwill test was necessary. Zebra performed the first step of the impairment test which failed. As a result, Zebra also performed a second step analysis and recorded a goodwill impairment charge of $9,114,000 as of September 29, 2012. After this impairment charge, there is no remaining goodwill in the smaller reporting unit.

Valuation of Long-Lived and Other Intangible Assets

Zebra evaluates the impairment of identifiable intangibles and other long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered that may trigger an impairment review consist of:

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

If Zebra believes that one or more of the above indicators of impairment have occurred and the undiscounted cash flow test has failed in the case of amortizable assets, Zebra measures impairment based on projected discounted cash flows using a discount rate that incorporates the risk inherent in the cash flows.

Net intangible assets, long-lived assets and goodwill amounted to $235,442,000 as of December 31, 2012.

Income Taxes

On January 1, 2007, we adopted ASC 740. According to ASC 740, Zebra identified, evaluated, and measured the amount of income tax benefits to be recognized for all of our income tax positions. During 2008, Zebra recognized an increase of approximately $4,000,000 in the liability for unrecognized tax benefits related to an acquisition. During 2012 Zebra recognized an increase of $680,000 for tax benefits related to the foreign restructuring.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2011	$4,000
Additions based on tax positions related to 2011	—
Additions based on tax positions related to 2012	680

Balance at December 31, 2012	$4,680

Zebra’s continuing practice is to recognize interest and penalties related to income tax matters as part of income tax expense. For the years ended December 31, 2012 and December 31, 2011, we did not accrue any interest or penalties into income tax expense.

An audit of U.S. federal income tax returns for years of 2008 through 2010 was completed in 2012. The tax years 2008 through 2010 remain open to examination by multiple state taxing jurisdictions. Tax authorities in the United Kingdom have completed income tax audits for tax years through 2008.

Included in deferred tax assets are amounts related to federal and state net operating losses that resulted from Zebra’s acquisition of WhereNet Corp. As of December 31, 2012, Zebra had approximately $2,518,000 of federal net operating loss carryforwards available to offset future taxable income which expire in 2022 through 2027. As of December 31, 2012, Zebra also had approximately $27,391,000 of state net operating loss carryforwards which expire in 2012 through 2020. Zebra’s intention is to utilize these net operating loss carryforwards to offset future income tax expense. Under the United States Tax Reform Act of 1986, the amount of benefits from net operating loss carryforwards may be impaired or limited in certain circumstances, including significant changes in ownership interests.

	Year Ended
	December 31, 2012	December 31, 2011
Effective tax rate	25.8%	27.5%

During 2012, Zebra established a foreign holding company structure that is designed to accomplish various international business objectives. This new holding company structure allows Zebra to consolidate the ownership of its significant foreign affiliates under a single holding company. In addition, the structure gives the company the ability to facilitate cash pooling for its non-US operations and provide for the tax efficient movement of cash within the structure to efficiently deploy cash generated by the foreign subsidiaries. Zebra’s international income taxes have also decreased as result of this project.

Contingencies

Zebra records estimated liabilities related to contingencies based on our estimates of the probable outcomes. Quarterly, Zebra assesses the potential liability related to pending litigation, tax audits and other contingencies and confirm or revise estimates and reserves as appropriate.

For further information regarding material pending legal proceedings, see Note 12 in the Notes to the Consolidated Financial Statements included in the Form 10-K.

Equity-Based Compensation

As of December 31, 2012, Zebra had an active equity-based compensation plan and a stock purchase plan available for future grants. We accounted for these plans in accordance with ASC 505 and ASC 718. Zebra recognizes compensation costs using the straight-line method over the vesting period of up to 5 years. See Notes 2 and 16 to the Consolidated Financial Statements included in the Form 10-K for further information.

Liquidity and Capital Resources

(Amounts in thousands, except percentages):

	Year Ended
Rate of Return Analysis:	December 31, 2012	December 31, 2011
Average cash and marketable securities balances	$360,385	$292,646
Annualized rate of return	0.7%	0.7%

Average cash and marketable securities balances for 2012 increased compared to 2011 as a result of increased cash provided by operations.

As of December 31, 2012, Zebra had $394,075,000 in cash, restricted cash, investments and marketable securities, compared with $326,695,000 at December 31, 2011. Factors affecting cash and investment balances during 2012 include the following (changes below include the impact of foreign currency):

•	Accounts receivable increased $8,647,000 due to the increased sales and the timing of receipts.
•	Inventories decreased $11,530,000 due to decreases in raw materials inventory.
•	Accounts payable decreased $14,605,000 due to the timing of payments at period end.
•	Income taxes increased $16,335,000 due to the timing of tax payments and taxes incurred.
•	Purchases of property and equipment totaled $22,443,000.
•	Escrowed proceeds received from the sale of Navis totaled $27,580,000.
•	Acquisition of businesses totaled $59,876,000.
•	Purchases of treasury stock totaled $54,373,000.

Management believes that existing capital resources and funds generated from operations are sufficient to finance anticipated capital requirements.

Zebra earns a significant amount of our operating income outside the U.S., which is deemed to be permanently reinvested in foreign jurisdictions. Zebra does not currently foresee a need to repatriate funds, however, should Zebra require more capital in the U.S. than is generated by our operations locally, Zebra could elect to repatriate funds held in foreign jurisdictions or raise capital in the U.S. through debt or equity issuances. These alternatives could result in higher effective tax rates or increased interest expense. Included in Zebra’s cash, restricted cash, investments and marketable securities are amounts held by foreign subsidiaries. Zebra had $173,483,000 as of December 31, 2012, and $96,829,000 as of December 31, 2011 of foreign cash and investments, which are generally invested in U.S. dollar-denominated holdings.

Contractual Obligations

Zebra’s contractual obligations as of December 31, 2012 were (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Operating lease obligations	$31,497	$10,699	$11,125	$4,574	$5,099
Deferred compensation liability	3,553	—	—	—	3,553
Deferred revenue	24,001	13,326	10,675	—	—
Purchase obligations	104,366	104,366	—	—	—

Total	$163,417	$128,391	$21,800	$4,574	$8,652

Purchase obligations are for purchases made in the normal course of business to meet operational requirements, primarily raw materials and finished goods.

On October 10, 2012, Zebra entered into a revolving credit agreement for a five-year $250 million revolving credit facility with a syndicate of banks led by J. P. Morgan Securities LLC as Administrative Agent. The funds under this credit facility are available for general corporate purposes of Zebra and its subsidiaries in the ordinary course of business and other purposes permitted by the agreement. As of December 31, 2012, we had established letters of credit amounting to $2,300,000, which reduce the funds available for borrowing under the agreement. No amounts were outstanding under the credit agreement as of December 31, 2012.

Management believes that existing capital resources and funds generated from operations are sufficient to finance anticipated capital requirements.

Recently Issued Accounting Pronouncements

In June 2011, the FASB issued update 2011-05, ASC 220, Comprehensive Income: Presentation of Comprehensive Income and in December 2011, the FASB issued update 2011-12, ASC 220, Comprehensive Income: Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU No. 2011-12 is to defer only those changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments. Entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU No. 2011-05. All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. This standard is effective for interim and annual periods beginning after December 15, 2011. The adoption of this standard moved the Other Comprehensive Income statement disclosure from our footnote to its own financial statement for our 10-Q filings in 2012.

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

The following table sets forth the full-year impact of a one-percentage point movement in interest rates on the value of Zebra’s investment portfolio (in thousands, except per share data).

	As of December 31,
Interest rate sensitive instruments	2012	2011
+1 percentage point movement
Effect on Pretax Income	$(3,657)	$(3,423)
Effect on Diluted EPS (after tax)	$(0.05)	$(0.05)
-1 percentage point movement
Effect on Pretax Income	$3,657	$3,423
Effect on Diluted EPS (after tax)	$0.05	$0.05

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

	As of December 31,
Foreign exchange	2012	2011
Dollar/pound
Effect on Pretax Income	$824	$895
Effect on Diluted EPS (after tax)	$0.01	$0.01
Dollar/euro
Effect on Pretax Income	$5,193	$5,970
Effect on Diluted EPS (after tax)	$0.07	$0.08

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on this assessment and those criteria, our management believes that, as of December 31, 2012, our internal control over financial reporting is effective. Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on Zebra’s internal control over financial reporting. Ernst & Young LLP’s report is included on page 43 of this report on Form 10-K.

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

As of January 31, 2011, we completed the implementation of the new systems for our EMEA region. This implementation included customer order entry and invoicing, inventory procurement and management, certain accounts payable activity, and other related operational systems. As part of the implementation, we changed many of the related internal controls, primarily by replacing manual controls with system controls and streamlining Zebra’s internal operations. These new controls were subject to testing throughout 2011and 2012.

As of February 27, 2012, we completed the implementation of the new systems for our North America region. This implementation included customer order entry and invoicing, inventory procurement and management, certain accounts payable activity, and other related operational systems. As part of the implementation, we changed many of the related internal controls substantially by reducing the number of manual controls with system controls and streamlining Zebra’s internal operations. These new controls were subject to testing throughout 2012.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Zebra Technologies Corporation:

We have audited Zebra Technologies Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Zebra Technologies Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Zebra Technologies Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Zebra Technologies Corporation and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012, our report dated February 21, 2013 expressed an unqualified opinion thereon.

/s/Ernst & Young LLP

Chicago, Illinois

February 21, 2013

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized, on the 21st day of February 2013.

ZEBRA TECHNOLOGIES CORPORATION
By: /s/Anders Gustafsson
Anders Gustafsson
Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, the report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Anders Gustafsson Anders Gustafsson	Chief Executive Officer and Director (Principal Executive Officer)	February 21, 2013

/s/ Gerhard Cless Gerhard Cless	Executive Vice President, Director	February 21, 2013

/s/ Michael C. Smiley Michael C. Smiley	Chief Financial Officer (Principal Financial Officer)	February 21, 2013

/s/ Todd R. Naughton Todd R. Naughton	Vice President, Finance (Principal Accounting Officer)	February 21, 2013

/s/ Michael A. Smith Michael A. Smith	Director and Chairman of the Board of Directors	February 21, 2013

/s/ Andrew Ludwick Andrew Ludwick	Director	February 21, 2013

/s/ Ross W. Manire Ross W. Manire	Director	February 21, 2013

/s/ Robert J. Potter Robert J. Potter	Director	February 21, 2013

/s/ Richard Keyser Richard Keyser	Director	February 21, 2013

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

All other financial statement schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or related notes.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Zebra Technologies Corporation

We have audited the accompanying consolidated balance sheets of Zebra Technologies Corporation and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of earnings, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Zebra Technologies Corporation and subsidiaries at December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Zebra Technologies Corporation’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2013 expressed an unqualified opinion thereon.

/s/Ernst & Young LLP

Chicago, Illinois

February 21, 2013

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	December 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$64,740	$36,418
Investments and marketable securities	324,140	182,398
Accounts receivable, net	168,732	155,230
Receivable from buyer	0	27,580
Inventories, net	123,357	133,288
Deferred income taxes	13,484	13,931
Income tax receivable	0	13,111
Prepaid expenses and other current assets	16,410	22,917

Total current assets	710,863	584,873

Property and equipment at cost, less accumulated depreciation and amortization	101,349	97,822
Long-term deferred income taxes	2,602	11,866
Goodwill	94,942	79,703
Other intangibles, net	39,151	12,667
Long-term investments and marketable securities	5,195	107,879
Other assets	13,646	4,196

Total assets	$967,748	$899,006

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$23,045	$33,273
Accrued liabilities	57,234	64,612
Deferred revenue	13,326	11,089
Income taxes payable	1,609	0

Total current liabilities	95,214	108,974
Deferred rent	1,303	1,592
Other long-term liabilities	14,229	11,515

Total liabilities	110,746	122,081

Stockholders’ equity:
Preferred Stock	0	0
Class A Common Stock	722	722
Additional paid-in capital	139,523	131,422
Treasury stock	(641,438)	(596,622)
Retained earnings	1,368,520	1,245,616
Accumulated other comprehensive loss	(10,325)	(4,213)

Total stockholders’ equity	857,002	776,925

Total liabilities and stockholders’ equity	$967,748	$899,006

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Amounts in thousands, except per share data)

	Year Ended December 31,
	2012	2011	2010
Net sales
Net sales of tangible products	$948,227	$936,282	$849,530
Revenue from services and software	47,941	47,206	44,829

Total net sales	996,168	983,488	894,359

Cost of sales
Cost of sales of tangible products	479,633	469,834	450,630
Cost of services and software	24,891	26,885	22,954

Total cost of sales	504,524	496,719	473,584

Gross profit	491,644	486,769	420,775

Operating expenses:
Selling and marketing	129,906	127,797	112,365
Research and development	87,364	89,926	82,575
General and administrative	92,167	81,345	73,229
Amortization of intangible assets	4,673	3,320	3,211
Acquisition costs	3,109	304	0
Litigation settlement	0	0	(1,082)
Exit and restructuring costs	960	2,041	2,262
Asset impairment charge	9,114	0	0

Total operating expenses	327,293	304,733	272,560

Operating income	164,351	182,036	148,215

Other income (expense):
Investment income	2,485	1,944	2,678
Foreign exchange loss	(941)	(2,006)	(169)
Other, net	(1,721)	(2,255)	(1,117)

Total other income (expense)	(177)	(2,317)	1,392

Income from continuing operations before income taxes	164,174	179,719	149,607

Income taxes	42,277	49,376	44,993

Income from continuing operations	121,897	130,343	104,614

Income (loss) from discontinued operations, net of tax	1,007	44,300	(2,836)

Net income	$122,904	$174,643	$101,778

Basic earnings per share
Income from continuing operations	$2.36	$2.42	$1.83
Income (loss) from discontinued operations	0.02	0.82	(0.05)

Net Income	$2.38	$3.24	$1.78

Diluted earnings per share
Income from continuing operations	$2.35	$2.40	$1.82
Income (loss) from discontinued operations	0.02	0.82	(0.05)

Net Income	$2.37	$3.22	$1.77

Basic weighted average shares outstanding	51,566	53,854	57,143
Diluted weighted average and equivalent shares outstanding	51,843	54,191	57,428

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

	Year Ended December 31,
	2012	2011	2010
Net income	$122,904	$174,643	$101,778

Other comprehensive income (loss):
Unrealized gain (loss) on hedging transactions, net of income taxes	(7,241)	6,209	(949)
Unrealized holding gain (loss) on investments, net of income taxes	887	(385)	(406)
Foreign currency translation adjustment	242	(688)	67

Comprehensive income	$116,792	$179,779	$100,490

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands)

	Class A Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2009	$722	$136,104	$(385,831)	$969,195	$(8,061)	$712,129
Repurchase of 3,349,286 shares of Class A Common Stock	—	—	(102,091)	—	—	(102,091)
Issuance of 765,078 treasury shares upon exercise of stock options, purchases under stock purchase plan and grants of restricted stock awards	—	(16,918)	25,893	—	—	8,975
Additional tax benefit resulting from exercise of options	—	(1,342)	—	—	—	(1,342)
Equity-based compensation	—	11,871	—	—	—	11,871
Net income	—	—	—	101,778	—	101,778
Unrealized holding loss on investments (net of income taxes)	—	—	—	—	(406)	(406)
Unrealized holding loss on hedging transactions (net of income taxes)	—	—	—	—	(949)	(949)
Foreign currency translation adjustment	—	—	—	—	67	67
Balance at December 31, 2010	$722	$129,715	$(462,029)	$1,070,973	$(9,349)	$730,032
Repurchase of 4,353,801 shares of Class A Common Stock	—	—	(160,200)	—	—	(160,200)
Issuance of 809,084 treasury shares upon exercise of stock options, purchases under stock purchase plan and grants of restricted stock awards	—	(12,598)	25,607	—	—	13,009
Additional tax benefit resulting from exercise of options	—	210	—	—	—	210
Equity-based compensation	—	14,095	—	—	—	14,095
Net income	—	—	—	174,643	—	174,643
Unrealized holding loss on investments (net of income taxes)	—	—	—	—	(385)	(385)
Unrealized holding gain on hedging transactions (net of income taxes)	—	—	—	—	6,209	6,209
Foreign currency translation adjustment	—	—	—	—	(688)	(688)
Balance at December 31, 2011	$722	$131,422	$(596,622)	$1,245,616	$(4,213)	$776,925
Repurchase of 1,473,863 shares of Class A Common Stock	—	—	(54,373)	—	—	(54,373)
Issuance of 488,863 treasury shares upon exercise of stock options, purchases under stock purchase plan and grants of restricted stock awards	—	(6,196)	9,557	—	—	3,361
Additional tax benefit resulting from exercise of options	—	(430)	—	—	—	(430)
Equity-based compensation	—	14,727	—	—	—	14,727
Net income	—	—	—	122,904	—	122,904
Unrealized holding gain on investments (net of income taxes)	—	—	—	—	887	887
Unrealized holding loss on hedging transactions (net of income taxes)	—	—	—	—	(7,241)	(7,241)
Foreign currency translation adjustment	—	—	—	—	242	242
Balance at December 31, 2012	$722	$139,523	$(641,438)	$1,368,520	$(10,325)	$857,002

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income	$122,904	$174,643	$101,778
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	26,177	24,000	31,209
Equity-based compensation	14,727	14,095	11,871
Asset impairment charges	9,114	0	0
Impairment of investments	0	219	0
Excess tax benefit from share-based compensation	(1,578)	(1,392)	(244)
Loss on sale of property and equipment	311	284	(58)
Gain on sale of business	(930)	(68,745)	0
Deferred income taxes	8,067	10,796	(1,347)
Changes in assets and liabilities, net of businesses acquired:
Accounts receivable, net	(8,647)	(3,269)	(4,603)
Inventories, net	11,530	(19,545)	(33,884)
Other assets	7,304	(12,721)	(2,615)
Accounts payable	(14,605)	(5,439)	6,619
Accrued liabilities	(4,193)	(11,086)	15,386
Deferred revenue	4,351	(14,131)	3,414
Income taxes	16,335	(14,983)	16,980
Other operating activities	(7,536)	5,582	(2,669)

Net cash provided by operating activities	183,331	78,308	141,837

Cash flows from investing activities:
Purchases of property and equipment	(22,443)	(26,918)	(30,721)
Proceeds from the sale of business	27,580	161,206	0
Acquisition of businesses, net of cash acquired	(59,876)	0	0
Acquisition of intangible assets	(3,500)	(1,232)	(3,497)
Purchases of long-term investments	(9,125)	0	0
Purchases of investments and marketable securities	(347,609)	(991,633)	(382,091)
Maturities of investments and marketable securities	145,028	607,996	274,208
Proceeds from sales of investments and marketable securities	164,410	303,801	102,485

Net cash provided by (used in) investing activities	(105,535)	53,220	(39,616)

Cash flows from financing activities:
Purchase of treasury stock	(54,373)	(160,200)	(102,091)
Proceeds from exercise of stock options and stock purchase plan purchases	3,361	13,009	8,975
Excess tax benefit from equity-based compensation	1,578	1,392	244

Net cash used in financing activities	(49,434)	(145,799)	(92,872)

Effect of exchange rate changes on cash	(40)	1,835	562

Net increase (decrease) in cash and cash equivalents	28,322	(12,436)	9,911
Cash balance of discontinued operations at beginning of period	0	1,301	1,694
Less: Cash balance of discontinued operations at end of period	0	0	1,301
Cash and cash equivalents at beginning of period	36,418	47,553	37,249

Cash and cash equivalents at end of period	$64,740	$36,418	$47,553

Supplemental disclosures of cash flow information:
Income taxes paid	$20,059	$65,364	$26,563

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

Fiscal Calendar. Zebra operates on a 4 week/4 week/5 week fiscal quarter, and each fiscal quarter ends on a Saturday. The fiscal year always begins on January 1 and ends on December 31. This fiscal calendar results in some fiscal quarters being either greater than or less than 13 weeks, depending on the days of the week those dates fall. During the 2012 fiscal year, our quarter end dates were as follows:

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

Cash and Cash Equivalents. Cash consists primarily of deposits with banks. In addition, Zebra considers highly liquid short-term investments with original maturities of less than three months to be cash equivalents. These highly liquid short-term investments are readily convertible to known amounts of cash and are so near their maturity that they present insignificant risk of a change in value because of changes in interest rates.

Investments and Marketable Securities. Investments and marketable securities at December 31, 2012, consisted of U.S. government and agency securities, state and municipal bonds, corporate bonds, and other security interests. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those debt securities that Zebra has the ability and intent to hold until maturity. All securities not included in trading or held-to-maturity are classified as available-for-sale. Trading and available-for-sale securities are recorded at fair value. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of discounts or premiums. Unrealized holding gains and losses on trading securities are included in earnings. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders’ equity until realized, unless we determine them to be other-than-temporarily impaired.

Zebra’s investments and marketable securities are classified as available-for-sale securities except for securities held in Zebra’s deferred compensation plan which are considered trading securities. Investments in marketable debt securities are classified based on intent and ability to sell investment securities. Zebra’s available-for-sale securities are used to fund further acquisitions and other operating needs and therefore can be sold prior to maturity. Investments in marketable debt securities for which Zebra intends to sell within the next year are classified as current and those that we intend to hold in excess of one-year are classified as non-current.

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

Income Taxes. Zebra’s continuing practice is to recognize interest and penalties related to income tax matters as part of income tax expense. During 2012 Zebra recognized an increase of $680,000 in the liability for tax benefits related to the foreign restructuring.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2011	$4,000
Additions based on tax positions related to 2011	0
Additions based on tax positions related to 2012	680

Balance at December 31, 2012	$4,680

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

We performed our annual impairment test in June 2012 and determined that our goodwill was not impaired as of the end of May 2012. Zebra has two reporting units required for its annual goodwill impairment test. As of our May 2012 testing date, the larger of the two reporting units’ fair value exceeded its carrying value by a significant amount. The fair value amount by which the second smaller reporting unit exceeded the carrying value ranged from approximately 8% under the Income Approach and 31% under the Market Approach. Key assumptions used in the first step of the goodwill impairment test were determined by management utilizing the internal operating plan. The key assumptions utilized included forecasted growth rates for revenues and operating expenses as well as a discount rate which is determined by looking at current risk-free rates of capital, current market interest rates, and the evaluation of a risk premium relevant to the business segment. Due to the deterioration in the smaller reporting unit’s operating results during the third quarter our fair value calculation for the smaller reporting unit changed and we determined our goodwill associated with the smaller reporting unit to be impaired. The above impairment indicators led us to conclude an interim goodwill test was necessary. Zebra performed the first step of the impairment test which failed. As a result, Zebra also performed a second step analysis and recorded a goodwill impairment charge of $9,114,000 as of September 29, 2012. After this impairment charge, there is no remaining goodwill in the smaller reporting unit.

Other intangible assets capitalized consist primarily of current technology, customer relationships, patents and patent rights. These assets are recorded at cost and amortized on a straight-line basis over a weighted-average life of 5.3 years, which approximates the estimated useful lives. Weighted average lives remaining by intangible asset class are as follows: Current technology 4.0 years; Patent and patent rights 4.4 years; Customer relationships 7.3 years.

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

Advertising. Advertising is expensed as incurred. Advertising costs totaled $8,983,000 for the year ended December 31, 2012, $8,070,000 for the year ended December 31, 2011 and $6,836,000 for the year ended December 31, 2010.

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

Warranty. In general, Zebra provides warranty coverage of one year on printers against defects in material and workmanship. Printheads are warranted for nine months and batteries are warranted for twelve months. Battery based products, such as location tags, are covered by a 30 day warranty. A provision for warranty expense is recorded at the time of sale and adjusted quarterly based on historical warranty experience. The following table is a summary of Zebra’s accrued warranty obligation (in thousands):

	Year Ended December 31,
Warranty Reserve	2012	2011	2010
Balance at the beginning of the year	$4,613	$4,554	$3,813
Warranty expense	6,828	5,856	6,427
Warranty payments	(7,189)	(5,797)	(5,686)

Balance at the end of the period	$4,252	$4,613	$4,554

Fair Value of Financial Instruments. Zebra estimates the fair value of its financial instruments as follows:

Instrument	Method for determining fair value
Cash, cash equivalents, restricted cash, accounts receivable and accounts payable	Cost, which approximates fair value due to the short- term nature of these instruments
Investments in marketable debt securities	Market quotes from independent pricing services
Investments in auction rate securities	Broker quotations, discounted cash flow analysis or other types of valuation adjustment methodologies
Foreign currency forward contracts	Estimated using market quoted rates for foreign currency at the balance sheet date
Foreign currency option contracts	Estimated using market quoted rates for foreign currency at the balance sheet date and application of such rates subject to the option terms

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

Equity-Based Compensation. At December 31, 2012, Zebra had a general equity-based compensation plan and a stock purchase plan under which shares of our common stock were available for future grants and sales, and which are described more fully in Note 16. We account for these plans in accordance with ASC 505 and ASC 718. Zebra recognizes compensation costs using the straight-line method over the vesting period of upon grant to up to 5 years.

The compensation expense and the related income tax benefit for share-based payments were included in the Consolidated Statement of Earnings as follows (in thousands):

	For the years ended December 31,
Compensation costs and related income tax benefit:	2012	2011	2010
Cost of sales	$1,061	$1,029	$882
Selling and marketing	1,792	1,463	1,368
Research and development	1,593	1,387	1,282
General and administration	10,281	9,228	6,580

Total compensation expense	$14,727	$13,107	$10,112

Income tax benefit	$5,132	$4,522	$3,489

ASC 505 and ASC 718 requires the cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized (excess tax benefits) to be classified as cash flows from financing activities. Cash flows resulting from the tax benefits of tax deductions in excess of the compensation cost recognized (excess tax benefits) are classified as financing cash flows in the statement of cash flows. The tax benefits classified as financing cash flows was $1,578,000 as of December 31, 2012, $1,392,000 as of December 31, 2011, and $244,000 as of December 31, 2010.

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

Recently Issued Accounting Pronouncements.

In June 2011, the FASB issued update 2011-05, ASC 220, Comprehensive Income: Presentation of Comprehensive Income and in December 2011, the FASB issued update 2011-12, ASC 220, Comprehensive Income: Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU No. 2011-12 is to defer only those changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments. Entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU No. 2011-05. All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. This standard is effective for interim and annual periods beginning after December 15, 2011. The adoption of this standard moved the Other Comprehensive Income statement disclosure from our footnote to its own financial statement for our 10-Q filings in 2012.

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

In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as consider counterparty credit risk in the assessment of fair value. Included in our investment portfolio at December 31, 2012, is an auction rate security which is classified as available for sale and is reflected at fair value. Due to events in credit markets, however, the auction event for the instrument held by Zebra is failed. Therefore, the fair value of this security is estimated utilizing broker quotations, discounted cash flow analysis or other types of valuation adjustment methodologies at December 31, 2012. These analyses consider, among other items, the collateral underlying the security instruments, the creditworthiness of the counterparty, the timing of expected future cash flows, estimates of the next time the security is expected to have a successful auction, and Zebra’s intent and ability to hold such securities until credit markets improve. The security was also compared, when possible, to other securities with similar characteristics.

The decline in the market value of the auction rate security is considered temporary and has been recorded in accumulated other comprehensive income (loss) on Zebra’s balance sheet. Since Zebra has the intent and ability to hold this auction rate security until it is sold at auction, redeemed at carrying value or reach maturity, we have classified it as a long-term investment on the balance sheet.

Financial assets and liabilities carried at fair value as of December 31, 2012, are classified below (in thousands):

	Level 1	Level 2	Level 3	Total

Assets:
U.S. government and agency securities	$83,532	$13,455	$0	$96,987
Obligations of government-sponsored enterprises (1)	0	4,840	0	4,840
State and municipal bonds	0	96,516	0	96,516
Corporate securities	0	128,368	2,588	130,956
Other investments	0	36	0	36

Investments subtotal	83,532	243,215	2,588	329,335
Money market investments related to the deferred compensation plan	3,553	0	0	3,553

Total assets at fair value	$87,085	$243,215	$2,588	$332,888

Liabilities:
Forward contracts (2)	$1,174	$871	$0	$2,045
Liabilities related to the deferred compensation plan	3,553	0	0	3,553

Total liabilities at fair value	$4,727	$871	$0	$5,598

Financial assets and liabilities carried at fair value as of December 31, 2011, are classified below (in thousands):

	Level 1	Level 2	Level 3	Total

Assets:
U.S. government and agency securities	$25,540	$25,307	$0	$50,847
Obligations of government-sponsored enterprises (1)	0	16,612	0	16,612
State and municipal bonds	0	142,873	0	142,873
Corporate securities	0	77,321	2,588	79,909
Other investments	0	36	0	36

Investments subtotal	25,540	262,149	2,588	290,277
Forward contracts (2)	2,626	6,584	0	9,210
Money market investments related to the deferred compensation plan	3,199	0	0	3,199

Total assets at fair value	$31,365	$268,733	$2,588	$302,686

Liabilities:
Liabilities related to the deferred compensation plan	$3,199	$0	$0	$3,199

Total liabilities at fair value	$3,199	$0	$0	$3,199

1)	Includes investments in notes issued by the Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association, the Federal Farm Credit Banks and the Federal Home Loan Bank.
2)	The fair value of forward contracts are calculated as follows:
a.	Fair value of a collar or put option contract associated with forecasted sales hedges are calculated using bid and ask rates for similar contracts.
b.	Fair value of regular forward contracts associated with forecasted sales hedges are calculated using the period-end exchange rate adjusted for current forward points.
c.	Fair value of balance sheet hedges are calculated at the period end exchange rate adjusted for current forward points unless the hedge has been traded but not settled at period end. If this is the case, the fair value is calculated at the rate at which the hedge is being settled.

The following table presents Zebra’s activity for assets measured at fair value on a recurring basis using significant unobservable inputs, Level 3 as defined in ASC 820 for the years ended December 31 (in thousands):

	Year Ended
	December 31, 2012	December 31, 2011

Balance at beginning of the year	$2,588	$5,597
Transfers to Level 3	0	0
Total losses (realized or unrealized):
Included in earnings	0	(255)
Included in other comprehensive income (loss)	0	317
Purchases and settlements (net)	0	(3,071)

Balance at end of period	$2,588	$2,588

Total gains (losses) for the period included in earnings attributable to the change in unrealized losses relating to assets still held at end of period	$0	$0

As of December 31, 2012 and December 31, 2011, there were no other Level 3 unrealized losses that Zebra believes to be other-than-temporary. No realized gains or losses were recorded for the years ended December 31, 2012 and 2011.

The following is a summary of short-term and long-term investments at December 31, 2012 and December 31, 2011 (in thousands):

	As of December 31, 2012

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

U.S. government and agency securities	$96,913	$77	$(3)	$96,987
Obligations of government-sponsored enterprises	4,830	10	0	4,840
State and municipal bonds	96,383	161	(28)	96,516
Corporate securities	130,634	790	(468)	130,956
Other investments	36	0	0	36

Total investments	$328,796	$1,038	$(499)	$329,335

	As of December 31, 2011

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

U.S. government and agency securities	$50,738	$115	$(6)	$50,847
Obligations of government-sponsored enterprises	16,581	32	(1)	16,612
State and municipal bonds	142,586	330	(43)	142,873
Corporate securities	81,132	164	(1,387)	79,909
Other investments	36	0	0	36

Total investments	$291,073	$641	$(1,437)	$290,277

The maturity dates of investments as of December 31, 2012 are as follows (in thousands):

	As of December 31, 2012

	Amortized Cost	Estimated Fair Value

Less than 1 year	$323,210	$324,140
1 to 5 years	0	0
6 to 10 years	5,586	5,195
Thereafter	0	0

Total	$328,796	$329,335

The carrying value for Zebra’s financial instruments classified as current assets (other than short-term investments) and current liabilities approximate fair value due to short term maturities.

Note 4 Investments and Marketable Securities

Investments in marketable debt securities are classified based on intent and ability to sell investment securities. Zebra’s available-for-sale securities are used to fund further acquisitions and other operating needs and therefore can be sold prior to maturity. Investments in marketable debt securities for which Zebra intends to sell within the next year are classified as current and those that we intend to hold in excess of one-year are classified as non-current.

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

Changes in unrealized gains and losses on available-for-sale securities are included in these financial statements as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Changes in unrealized gains and losses on available-for- sale securities, net of tax, recorded in accumulated other comprehensive income (loss)	$887	$(385)	$(406)

The following table shows the number, aggregate market value and unrealized losses (in thousands) of investments with market values that were less than amortized cost as of December 31, 2012. These lower market values are primarily caused by fluctuations in credit spreads. Market values are expected to recover to the amortized cost prior to maturity.

	Unrealized Loss < 12 months			Unrealized Loss > 12 months
	Number of investments	Aggregate Market Value	Unrealized Losses	Number of investments	Aggregate Market Value	Unrealized Losses

Government securities	4	$5,179	$(3)	1	$1,790	$(0)
State and municipal bonds	19	24,969	(27)	1	1,092	(1)
Corporate Securities	33	15,429	(23)	14	7,262	(445)

Total	56	$45,577	$(53)	16	$10,144	$(446)

As of December 31, 2011, the number, aggregate market value and unrealized losses (in thousands) of investments with market values that were less than amortized cost were:

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

Using the specific identification method, the proceeds and realized gains on the sales of available-for-sale securities were as follows (in thousands):

	Year Ended December 31,

	2012	2011	2010
Proceeds	$164,410	$303,801	$102,485
Realized gains	423	388	458
Realized losses	(78)	(306)	(198)
Net realized gains (losses) included in other comprehensive income (loss) as of the end of the prior year	285	159	(264)

Included in Zebra’s cash, restricted cash, investments and marketable securities are amounts held by foreign subsidiaries which are generally invested in U.S. dollar-denominated holdings. Zebra had $173,483,000 as of December 31, 2012, and $96,829,000 as of December 31, 2011 of foreign cash and investments. Amounts held by foreign subsidiaries are generally subject to U.S. income taxation upon repatriation, however, Zebra does not see a need to repatriate these funds.

Note 5 Accounts Receivable Reserves

The components of accounts receivable are as follows (in thousands):

	As of
	December 31, 2012	December 31, 2011
Gross accounts receivable	$169,401	$156,790
Accounts receivable reserves	(669)	(1,560)

Accounts receivable, net	$168,732	$155,230

Note 6 Inventories

The components of inventories are as follows (in thousands):

	As of
	December 31, 2012	December 31, 2011
Raw material	$31,350	$45,795
Work in process	921	872
Deferred costs of long-term contracts	604	220
Finished goods	104,137	101,111

Total inventories, gross	137,012	147,998
Inventory reserves	(13,655)	(14,710)

Total inventories, net	$123,357	$133,288

Note 7 Property and Equipment

Property and equipment, which includes assets under capital leases, is comprised of the following (in thousands):

	As of December 31,
	2012	2011

Buildings	$2,134	$2,086
Land	504	504
Machinery, equipment and tooling	88,222	81,464
Furniture and office equipment	12,672	12,003
Computers and software	130,357	111,793
Automobiles	18	18
Leasehold improvements	16,380	15,494
Projects in progress – computers and software	2,217	9,135
Projects in progress - other	15,561	11,332

	268,065	243,829
Less accumulated depreciation and amortization	(166,716)	(146,007)

Net property and equipment	$101,349	$97,822

Other items related to property and equipment are as follows (in thousands):

	As of December 31,

	2012	2011

Unamortized computer software costs	$48,873	$42,134

	Year Ended December 31,

	2012	2011	2010

Amortization of capitalized software	$7,912	$6,180	$5,624
Total depreciation expense charged to income	21,504	20,680	20,291

Note 8 Goodwill and Other Intangible Asset Data

Intangible asset data are as follows (in thousands):

	As of December 31, 2012
	Gross Amount	Accumulated Amortization	Net Amount
Amortized intangible assets
Current technology	$18,978	$(12,391)	$6,587
Patent and patent rights	29,569	(14,618)	14,951
Customer relationships	20,493	(2,880)	17,613

Total	$69,040	$(29,889)	$39,151

Amortization expense for the year ended December 31, 2012		$4,673

Estimated amortization expense:
For the year ended December 31, 2013	$7,382
For the year ended December 31, 2014	7,133
For the year ended December 31, 2015	6,669
For the year ended December 31, 2016	6,231
For the year ended December 31, 2017	5,000
Thereafter	6,736

Total	$39,151

In 2012, we acquired intangible assets in the amount of $31,157,000 for patents, technology and customer relationships. These intangible assets have an estimated useful life ranging from 5 to 9 years. See Note 24 Business Combinations for specific information regarding the acquisition. In 2011, we acquired intangible assets in the amount of $6,232,000 for patents and other intellectual property, of which, $5,000,000 was accrued as of December 31, 2011. During 2012, Zebra paid $3,500,000 towards intangible asset commitments previously accrued.

	As of December 31, 2011
	Gross Amount	Accumulated Amortization	Net Amount
Amortized intangible assets
Current technology	$12,718	$(11,403)	$1,315
Patent and patent rights	23,392	(12,079)	11,313
Customer relationships	1,773	(1,734)	39

Total	$37,883	$(25,216)	$12,667

Amortization expense for the year ended December 31, 2011		$3,320

Changes in the net carrying value amount of goodwill were as follows (in thousands):

Total
Unamortized intangible assets:
Goodwill at gross cost	$180,731
Impairment charge – 2008	(101,028)

Goodwill as of December 31, 2011	79,703
Acquisitions – LaserBand	24,353
Impairment charge – 2012	(9,114)

Goodwill as of December 31, 2012	$94,942

	As of December 31,
	2012	2011
Unamortized intangible assets
Goodwill at gross cost	$205,084	$180,731
Impairment charges	(110,142)	(101,028)

Goodwill	$94,942	$79,703

Note 9 Other Assets

Other assets consist of the following (in thousands):

	As of December 31,

	2012	2011

Money market investments related to the deferred compensation plan (See Note 17)	$3,553	$3,199
Long-term investments	9,195	80
Deposits	898	917

Total	$13,646	$4,196

During 2012, Zebra acquired interests ranging from 4.7% to 19.7% in several venture capital technology companies for $9,125,000 during the year. These investments are classified as long term.

Note 10 Costs Associated with Exit or Disposal Activities

In December 2012, Zebra began a plan to restructure its Location Solutions business management structure and announced a project to further optimize our manufacturing operations costs, which includes the consolidation and relocation of support functions. The costs below incurred for the year ended December 31, 2012 represent the costs related to the restructuring of Location solutions business management structure. The costs expected to be incurred relate to the restructuring of Zebra’s manufacturing operations and relocation of this portion of Zebra’s business from the U.S. to China and consolidating some activities domestically.

As of December 31, 2012, we have incurred the following exit and restructuring costs related to the location solutions business management structure and manufacturing operations relocation and restructuring (in thousands):

Type of Cost	Costs incurred for the year ended December 31, 2012	Additional costs expected to be incurred	Total costs expected to be incurred

Severance, stay bonuses, and other employee-related expenses	$960	$4,590	$5,550
Professional services	0	310	310
Relocation and transition costs	0	480	480

Total	$960	$5,380	$6,340

In January 2011, we announced an agreement to sell Navis, to Cargotec Corporation. Following the transaction which was completed on March 18, 2011, we retained the location solutions products from the former ZES, which includes active RFID real-time location solutions and associated tags and readers. In the first quarter of 2011, we also announced a plan to consolidate any remaining administrative and accounting functions from the former ZES into our corporate facilities in Illinois. The costs below incurred for the year ended December 31, 2011, represent the costs related to the consolidation and relocation of the administrative and accounting functions. There are no costs in 2012 related to this restructuring as this project was completed in 2011.

As of December 31, 2012, we have incurred the following exit and restructuring costs related to consolidating the former ZES administrative and accounting function into our corporate facilities (in thousands):

Type of Cost	Costs incurred for the year ended December 31, 2011	Costs incurred for the year ended December 31, 2012	Total costs incurred as of 2012

Severance, stay bonuses, and other employee-related expenses	$1,113	$0	$1,113
Professional services	890	0	890
Relocation and transition costs	38	0	38

Total	$2,041	$0	$2,041

Liabilities and expenses related to exit activities were as follows (in thousands):

	Year Ended December 31,
	2012	2011

Balance at beginning of period	$1,048	$1,479
Charged to earnings	960	2,041
Cash paid	(1,041)	(2,472)

Balance at the end of period	$967	$1,048

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

Summary financial information related to these activities included in our consolidated statement of earnings as other income (expense) is as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010

Change in gains (losses) from foreign exchange derivatives	$(1,347)	$(825)	$5,074
Gain (loss) on net foreign currency assets	406	(1,181)	(5,243)

Net foreign exchange loss	$(941)	$(2,006)	$(169)

	As of
	December 31, 2012	December 31, 2011
Notional balance of outstanding contracts:
Euro/US dollar	€37,598	€36,684
Pound/US dollar	£3,810	£6,016
Net fair value of outstanding contracts	$18	$(54)

Hedging of Anticipated Sales

We can manage the exchange rate risk of anticipated euro-denominated sales using purchased options, forward contracts, and participating forwards. We designate these contracts as cash flow hedges which mature within twelve months after the execution of the contracts. Gains and losses on these contracts are deferred in other comprehensive income until the contracts are settled and the hedged sales are realized. The deferred gains or losses will then be reported as an increase or decrease to sales.

Summary financial information related to the cash flow hedges is as follows (in thousands):

	As of
	December 31, 2012	December 31, 2011
Net unrealized gains (losses) in other comprehensive income:
Gross	$(9,936)	$8,878
Income tax expense (benefit)	(2,695)	2,669

Net	$(7,241)	$6,209

Summary financial information related to the cash flow hedges of future revenues follows (in thousands, except percentages):

	As of
	December 31, 2012	December 31, 2011
Notional balance of outstanding contracts versus the dollar	€88,680	€85,105
Hedge effectiveness	100%	100%

	Year Ended December 31,
	2012	2011	2010

Net gains and (losses) included in revenue	$4,201	$(4,159)	$(630)

Forward Contracts

We record our forward contracts at fair value on our consolidated balance sheet as either long-term other assets or long-term other liabilities depending upon the fair value calculation as detailed in Note 3 of Zebra’s financial statements. The amounts recorded on our consolidated balance sheets are as follows (in thousands):

	As of
	December 31, 2012	December 31, 2011
Assets:
Prepaid expenses and other current assets	$0	$9,210

Total	$0	$9,210

Liabilities:
Accrued liabilities	$2,045	$0

Total	$2,045	$0

Note 12 Commitments and Contingencies

Leases. Minimum future obligations under all non-cancelable operating leases as of December 31, 2012 are as follows (in thousands):

Operating Leases
2013	$10,699
2014	7,336
2015	3,788
2016	2,501
2017	2,074
Thereafter	5,099

Total minimum lease payments	$31,497

Rent expense for operating leases charged to operations was as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010

Rent expense	$15,254	$13,907	$11,469

The operating lease information includes a variety of properties around the world. These properties are used as manufacturing facilities, distribution centers and sales offices. Lease terms range from one year to 9 years with breaking periods specified in the lease agreements.

Letters of Credit. In connection with various customer contracts, Zebra has entered into two letters of credit agreements with a bank. The contingent liability of Zebra under these agreements as of December 31, 2012, is $482,000. See below for letters of credit related to our revolving credit agreement.

Revolving Credit Agreement. On October 10, 2012, Zebra entered into a revolving credit agreement for a five-year $250,000,000 revolving credit facility with a syndicate of banks led by J. P. Morgan Securities LLC as Administrative Agent. The funds under this credit facility are available for general corporate purposes of Zebra and its subsidiaries in the ordinary course of business and other purposes permitted by the agreement.

This credit agreement is guaranteed by certain of Zebra’s domestic subsidiaries. Loans under the agreement bear interest at a rate equal to a spread over the base rate, which base rate is the greater of: the prime rate, the Federal Funds Effective Rate plus one-half of one percent (0.50%), or an adjusted LIBOR rate, plus one percent (1%). The spread is dependent on Zebra’s ratio of Total Debt to EBITDA, and ranges from 0.25% to 1.75%. The spread in effect at closing for prime rate and Federal Funds based loans was 0.00%. The spread for LIBOR-based loans ranges from 1.00% to 1.75%. The spread in effect at closing for LIBOR-based loans was 1.00%. Zebra did not make any barrow any monies under the New Credit Agreement at the time of closing.

The credit agreement includes customary representations, warranties, affirmative and negative covenants and events of default. It also contains financial covenants tied to Zebra’s leverage ratio and interest coverage ratio. As of December 31, 2012, we had established letters of credit amounting to $2,300,000, which reduce the funds available for borrowing under the agreement. As of December 31, 2012 and 2011, no amounts were outstanding under the company’s credit agreement.

The credit agreement above replaced Zebra’s August 2008 five year $100,000,000 credit agreement.

Legal Proceedings. We are subject to a variety of investigations, claims, suits and other legal proceedings that arise from time to time in the ordinary course of business, including but not limited to, intellectual property, employment, tort and breach of contract matters. We currently believe that the outcomes of such proceedings, individually and in the aggregate, will not have a material adverse impact on our business, cash flows, financial position, or results of operations. Any legal proceedings are subject to inherent uncertainties, and management’s view of these matters and their potential effects may change in the future.

Note 13 Savings and Profit Sharing Plans

Zebra has a Retirement Savings and Investment Plan (401(k) Plan), which is intended to qualify under Section 401(k) of the Internal Revenue Code. Qualified employees may participate in Zebra’s 401(k) Plan by contributing up to 15% of their gross earnings to the plan subject to certain Internal Revenue Service restrictions. Zebra matches 100% of the first 2% of gross eligible earnings, and also match the next 4% of gross eligible earnings at the rate of 50%. Zebra may contribute additional amounts to its 401(k) Plan at the discretion of the Board of Directors, subject to certain legal limits.

Company contributions to these plans, which were charged to operations, approximated the following (in thousands):

	Year Ended December 31,

	2012	2011	2010

401(k)	$5,138	$4,813	$4,586

Total	$5,138	$4,813	$4,586

Note 14 Stockholders’ Equity

Share count and par value data related to stockholders’ equity are as follows:

	As of
	December 31, 2012	December 31, 2011
Preferred Stock
Par value per share	$0.01	$0.01
Shares authorized	10,000,000	10,000,000
Shares outstanding	0	0
Common Stock—Class A
Par value per share	$0.01	$0.01
Shares authorized	150,000,000	150,000,000
Shares issued	72,151,857	72,151,857
Shares outstanding	50,908,267	52,095,166
Treasury stock
Shares held	21,243,590	20,056,691

During the year ended December 31, 2012, Zebra purchased 1,473,863 shares of common stock for $54,373,000 under board authorized share repurchase plans compared to the year ended December 31, 2011, in which Zebra purchased 4,353,801 shares of common stock for $160,200,000. During the year ended December 31, 2010, Zebra purchased 3,349,286 shares of common stock for $102,091,000.

A roll forward of Class A common shares outstanding is as follows:

	Year Ended December 31,

	2012	2011

Balance at the beginning of the year	52,095,166	55,711,325
Repurchases	(1,473,863)	(4,353,801)
Stock options, rights and ESPP issuances	246,625	593,574
Restricted share issuances	242,238	215,510
Restricted share forfeitures	(130,119)	(17,138)
Shares withheld for tax obligations	(71,780)	(54,304)

Balance at the end of the period	50,908,267	52,095,166

Note 15 Earnings (Loss) Per Share

For the years ended December 31, 2012, 2011, and 2010, earnings (loss) per share were computed as follows (in thousands, except per-share amounts):

	Year Ended December 31,

	2012	2011	2010

Weighted average shares:

Weighted average common shares outstanding	51,566	53,854	57,143
Effect of dilutive securities outstanding	277	337	285

Diluted weighted average shares outstanding	51,843	54,191	57,428

Earnings (loss):
Income from continuing operations	$121,897	$130,343	$104,614
Income (loss) from discontinued operations	1,007	44,300	(2,836)

Net Income	$122,904	$174,643	$101,778

Basic per share amounts:
Income from continuing operations	$2.36	$2.42	$1.83
Income (loss) from discontinued operations	0.02	0.82	(0.05)

Net Income	$2.38	$3.24	$1.78

Diluted per share amounts:
Income from continuing operations	$2.35	$2.40	$1.82
Income (loss) from discontinued operations	0.02	0.82	(0.05)

Net Income	$2.37	$3.22	$1.77

The potentially dilutive securities that were excluded from the earnings (loss) per share calculation consist of stock options and stock appreciation rights (SARs) with an exercise price greater than the average market price of the Class A Common Stock. These options were as follows:

	Year Ended December 31,

	2012	2011	2010

Potentially dilutive shares	1,753,311	1,425,880	1,844,038

Note 16 Equity-Based Compensation

As of December 31, 2012, Zebra had a general equity-based compensation plan and a stock purchase plan under which shares of our common stock were available for future grants and sales, and which are described below.

On May 19, 2011, Zebra’s stockholders approved the 2011 Zebra Technologies Corporation Long Term Incentive Plan (the 2011 Plan), which included authorization for issuance of awards of 5,500,000 shares under the 2011 Plan. The 2011 Plan became effective immediately and superseded the 2006 Incentive Compensation Plan (the 2006 Plan), the 1997 Stock Option Plan (the 1997 Plan) and the 2002 Non-Employee Director Stock Option Plan (the 2002 Director Plan), except that the prior plans will remain in effect with respect to awards granted under the prior plans until such awards have been exercised, forfeited, cancelled, expired or otherwise terminated in accordance with the terms of such grants. The types of awards available under the 2011 Plan are incentive stock options, nonqualified stock options, stock appreciation rights (SARs), restricted stock, performance shares and units and performance-based cash bonuses. Employees, directors and consultants of Zebra and its subsidiaries are eligible to participate in the 2011 Plan. The Compensation Committee of the Board of Directors administers the plan. As of December 31, 2012, 4,805,599 shares were available for grant under the plan, and options for 438,671 shares were outstanding under the 2011 Plan.

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

Zebra’s time-vested restricted stock grants consist of restricted stock awards (RSA’s) and performance share awards (PSA’s). The following table shows the number of shares of time-vested restricted stock granted in 2012 and the vesting schedules of the restricted stock awards that were granted under the Plan to certain executive officers and other members of management.

Vesting period	RSA’s	PSA’s	Total
At grant	6,955	0	6,955
After three years of service	162,126	72,470	234,596

Total	169,081	72,470	241,551

These RSA’s will vest at each vesting date if the employee remains employed by Zebra throughout the applicable time period, but will vest in whole or in part (as set forth in each Restricted Stock Agreement) before the end of the each vesting period in the event of death, disability, resignation for good reason, a change in control (as defined in the 2011 Plan), or termination by Zebra other than for Cause, as defined in the Restricted Stock Agreement entered into by Zebra with each employee who was granted restricted stock. The restricted stock is forfeited in certain situations specified in the Restricted Stock Agreement, including, if the employee’s employment is terminated by Zebra for Cause or if the employee resigns for other than good reason. Zebra’s restricted stock awards are expensed over the vesting period of the related award, which is typically three to five years. However, some recent awards vested upon grant. Compensation cost is calculated as the market date fair value on grant date multiplied by the number of shares granted.

The 2006 Plan was superseded by the 2011 Plan. As of December 31, 2012, options and SARs for 1,830,544 shares were outstanding and exercisable under the 2006 Plan. These options and SARs expire on the earlier of (a) ten years following the grant date, or (b) immediately if the employee is terminated for cause, (c) ninety days after termination of employment if the employee is terminated involuntarily other than for cause, (d) thirty days after termination of employment if the employee voluntarily terminates his or her employment, or (e) one year after termination of employment if the employee’s employment terminates due to death, disability, or retirement.

The 1997 Plan was superseded by the 2006 Plan. As of December 31, 2012, options for 705,445 shares were outstanding and exercisable under the 1997 Plan. These options terms are the same as noted in the paragraph above in the 2006 Plan.

The 2002 Director Plan was superseded by the 2006 Plan. As of December 31, 2012, options for 80,000 shares were outstanding and exercisable under the 2002 Director Plan. Unless otherwise provided in an option agreement, options granted under the 2002 Director Plan become exercisable in five equal increments beginning on the date of the grant and continuing on each of the four anniversaries thereafter. All such options expire on the earlier of (a) ten years following the grant date, (b) the first anniversary of the termination date of the non-employee director’s directorship for any reason other than the termination of the non-employee director’s directorship by Zebra’s stockholders for cause, or resignation for cause, in each case as defined in the option agreement.

In connection with Zebra’s acquisition of WhereNet, Zebra assumed existing unvested stock options exercisable for shares of WhereNet’s common stock and converted them into options exercisable for Zebra common stock. These converted options have exercise prices and vesting dates based on their previous terms and all of these options that are outstanding are fully vested. As of December 31, 2012, outstanding WhereNet options were exercisable into 12,988 shares of Zebra Class A Common Stock.

On May 19, 2011 Zebra’s stockholders adopted the 2011 Employee Stock Purchase Plan (which replaced the 2001 Stock Purchase plan) under which employees who work a minimum of 20 hours per week may elect to withhold up to 10% of their cash compensation through regular payroll deductions to purchase shares of Class A Common Stock from Zebra over a period not to exceed 12 months at a purchase price per share which is equal to the lesser of: (1) 95% of the fair market value of the shares as of the date of the grant, or (2) 95% of the fair market value of the shares as of the date of purchase. Stock purchase plan expense for the year ended December 31, 2012 was $242,000. Stock purchase plan expense for the year ended December 31, 2011 was $321,000 and for the year ended December 31, 2010 was $315,000.

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

	2012	2011	2010

Expected dividend yield	0%	0%	0%
Forfeiture rate	10.21%	11.50%	9.78%
Volatility	35.90%	35.33%	39.50%
Risk free interest rate	.94%	2.01%	2.26%
- Range of interest rates	0.07% - 1.95%	0.01% - 3.18%	0.06% - 3.41%
Expected weighted-average life	5.48 years	5.42 years	5.36 years
Fair value of SARs granted	$5,533,000	$5,495,000	$6,527,000
Weighted-average grant date fair value of options and SARs granted (per underlying share)	$12.84	$14.29	$10.64

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

Stock option activity for the years ended December 31, 2012, 2011, and 2010, was as follows:

	2012		2011		2010
Options	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	1,702,650	$40.43	2,340,959	$37.35	2,767,887	$35.98
Granted	0	0	0	0	0	0
Exercised	(148,802)	27.02	(490,715)	26.63	(273,564)	23.43
Forfeited	(1,663)	36.36	(63,714)	32.29	(62,798)	35.87
Expired	(20,341)	43.63	(83,880)	40.76	(90,566)	35.08
Outstanding at end of year	1,531,844	$41.69	1,702,650	$40.43	2,340,959	$37.35
Exercisable at end of year	1,527,814	$41.75	1,589,096	$40.84	1,893,346	$37.50
Intrinsic value of exercised options	$1,700,000		$6,400,000		$2,214,000

There were no stock options granted in 2012, 2011 or 2010.

The following table summarizes information about stock options outstanding at December 31, 2012:

	Outstanding	Exercisable
Aggregate intrinsic value	$ 1,379,000	$ 1,306,000
Weighted-average remaining contractual term	3.4 years	3.4 years

SAR activity for the years ended December 31, 2012, 2011, and 2010, was as follows:

	2012		2011		2010
SARs	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	1,287,724	$ 28.91	1,234,787	$ 23.82	684,058	$ 19.97
Granted	431,040	38.51	387,847	41.14	612,681	27.82
Exercised	(102,972)	23.83	(95,672)	22.20	(31,001)	19.56
Forfeited	(75,978)	34.10	(238,965)	25.15	(30,678)	22.14
Expired	(4,010)	41.57	(273)	19.56	(273)	19.56
Outstanding at end of year	1,535,804	$ 31.66	1,287,724	$ 28.91	1,234,787	$ 23.82
Exercisable at end of year	514,787	$ 26.52	305,228	$ 23.27	149,318	$ 20.19
Intrinsic value of exercised SARs	$ 1,500,000		$ 1,700,000		$ 353,000

The terms of the SARs are established under the applicable Plan and the applicable SAR agreement. Once vested, a SAR entitles the holder to receive a payment equal to the difference between the per-share grant price of the SAR and the fair market value of a share of Zebra stock on the date the SAR is exercised, multiplied by the number of shares covered by the SAR. Exercised SARs will be settled in whole shares of Zebra stock, and any fraction of a share will be settled in cash. Vesting of SARs granted in 2012 is as follows: 20,155 SARs vested upon grant and 410,885 SARs vest annually in four equal amounts on each of the first four anniversaries of the grant date. Vesting of SARs granted in 2011 is as follows: 16,045 SARs vested after one year, 371,802 SARs vest annually in four equal amounts on each of the first four anniversaries of the grant date. All SARs expire 10 years after the grant date.

The following table summarizes information about SARs outstanding at December 31, 2012:

	Outstanding	Exercisable
Aggregate intrinsic value	$ 10,551,000	$ 5,926,000
Weighted-average remaining contractual term	7.7 years	6.9 years

Restricted stock award activity, granted under the 2011 and 2006 Plans, for the years ended December 31, 2012, 2011 and 2010 was as follows:

	2012		2011		2010
Restricted Stock Awards	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of year	529,880	$ 28.20	594,090	$ 25.51	406,682	$ 24.43
Granted	169,081	38.45	152,636	41.17	225,985	27.85
Released	(235,580)	21.39	(197,472)	30.08	(22,325)	29.11
Forfeited	(19,019)	34.90	(19,374)	29.08	(16,252)	26.19
Outstanding at end of year	444,362	$ 35.43	529,880	$ 28.20	594,090	$ 25.51

Performance share award activity, granted under the 2011 and 2006 Plans, for the years ended December 31, 2012, 2011 and 2010 was as follows:

	2012		2011		2010
Performance Share Awards	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of year	306,261	$ 28.58	250,596	$ 25.35	100,660	$ 21.68
Granted	72,470	38.68	62,874	41.47	149,936	27.82
Released	(1,802)	41.57	(7,209)	28.79	0	0.0
Forfeited	(111,100)	23.06	0	0.0	0	0.0

Outstanding at end of year	265,829	$ 35.55	306,261	$ 28.58	250,596	$ 25.35

As of December 31, 2012, there was $18,534,000 of unearned compensation cost related to awards granted under Zebra’s equity-based compensation plans, which is expected to be recognized over a weighted-average period of 2.4 years.

The fair value of the purchase rights issued to Zebra employees under the stock purchase plan is estimated using the following weighted-average assumptions for purchase rights granted. Expected lives of three months to one year have been used along with these assumptions.

	2012	2011	2010

Fair market value	$35.43	$34.77	$27.95
Option price	$33.66	$33.03	$26.55
Expected dividend yield	0%	0%	0%
Expected volatility	21%	33%	25%
Risk free interest rate	0.07%	0.07%	0.14%

Note 17 Deferred Compensation Plan

Zebra offers a deferred compensation plan that permits directors and executive management employees to defer portions of their compensation and to select a method of investing these funds. The salaries that have been deferred since the plan’s inception have been accrued and the only expense, other than salaries, related to this plan is the gain or loss from the changes to the deferred compensation liability, which is charged to compensation expense. To fund this plan, Zebra purchases mutual funds in the form of stock or bond funds.

The following table shows the income, asset and liability amounts related to this plan (in thousands):

	As of December 31,
	2012	2011
Mutual funds included in other assets	$3,553	$3,199
Deferred compensation liability included in other long-term liabilities	$3,553	$3,199

Note 18 Income Taxes

The geographical sources of income before income taxes were as follows (in thousands):

	Year Ended December 31,

	2012	2011	2010

United States	$60,388	$78,593	$72,298
Outside United States	103,786	101,126	77,309

Total	$164,174	$179,719	$149,607

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

Deferred income taxes are not provided on undistributed earnings of foreign subsidiaries, aggregating approximately $256,000,000 at December 31, 2012 and $175,000,000 at December 31, 2011.

The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,

	2012	2011	2010

Current:
Federal	$17,744	$7,250	$25,795
State	1,324	1,191	3,108
Foreign	14,258	28,175	17,157

Total current	33,326	36,616	46,060
Deferred:
Federal	8,656	12,477	(3,591)
State	375	405	2,524
Foreign	(80)	(122)	0

Total deferred	8,951	12,760	(1,067)

Total	$42,277	$49,376	$44,993

The provision for income taxes differs from the amount computed by applying the U.S. statutory Federal income tax rate of 35% to income before income taxes. The reconciliation of statutory and effective income taxes is presented below (in thousands):

	Year Ended December 31,

	2012	2011	2010
Provision computed at statutory rate	$57,461	$62,905	$51,714
State income tax, net of Federal tax benefit	1,353	1,432	1,884
Asset impairment charge	3,190	0	0
Tax-exempt interest income	(8,118)	(334)	(554)
Acquisition related items	322	0	(315)
Domestic manufacturing deduction	(105)	(212)	(70)
Research and experimental credit	0	(508)	(713)
Foreign rate differential	(13,710)	(13,899)	(8,134)
Other	1,884	(8)	1,181

Provision for income taxes	$42,277	$49,376	$44,993

In conjunction with the opening of Zebra’s Singapore distribution center and the establishment of Singapore as a regional headquarter location in 2009, Zebra negotiated a 10% income tax rate with the Singapore Economic Development Board. The negotiated rate is a reduction from the then current statutory rate of 17%. The 10% rate expires at the end of 2014 unless Zebra meets agreed commitments for employees and business expenditures in Singapore. If these requirements are met, the 10% rate extends through 2018. This agreement reduced Zebra’s consolidated income taxes by $2,002,000 in 2012, $2,030,000 in 2011, and $1,247,000 in 2010.

Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. Based on management’s assessment, it is more likely than not that the deferred tax assets will be realized through future taxable earnings.

Tax effects of temporary differences that give rise to deferred tax assets and liabilities are as follows (in thousands):

	As of December 31,
	2012	2011

Deferred tax assets:
Deferred rent	$508	$623
Accrued vacation	2,480	1,926
Accrued bonus	2,747	4,342
Deferred compensation	1,497	1,451
Inventory items	6,967	7,072
Allowance for doubtful accounts and other receivables	211	355
Other accruals	6,531	7,355
Equity based compensation expense	16,620	16,124
Unrealized gain on securities	438	288
Unrealized loss on other investments	419	0
Net operating loss carry-forwards	2,462	4,511
Valuation allowance	(267)	(267)

Total deferred tax assets	40,613	43,780

Deferred tax liabilities:
Unrealized loss on other investments	0	(931)
Depreciation and amortization	(24,527)	(17,052)

Total deferred tax liabilities	(24,527)	(17,983)

Net deferred tax assets	$16,086	$25,797

On January 1, 2007, Zebra adopted ASC 740 (formerly FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109). According to ASC 740, Zebra identified, evaluated, and measured the amount of income tax benefits to be recognized for all of its income tax positions. During 2008, Zebra recognized an increase of approximately $4,000,000 in the liability for unrecognized tax benefits related to an acquisition. During 2012 Zebra recognized an increase of $680,000 in one of its UK subsidiaries.

Included in deferred tax assets are amounts related to federal and state net operating losses that resulted from our acquisition of WhereNet Corp. As of December 31, 2012, Zebra had approximately $2,518,000 of federal net operating loss carryforwards available to offset future taxable income which expire in 2022 through 2027. As of December 31, 2011, Zebra also had approximately $27,391,000 of state net operating loss carryforwards which expire in 2013 through 2021. Zebra’s intention is to utilize these net operating loss carryforwards to offset future income tax expense. Under the United States Tax Reform Act of 1986, the amounts of benefits from net operating loss carryforwards may be impaired or limited in certain circumstances, including significant changes in ownership interests.

Deferred tax asset valuation allowances included in the temporary differences above are as follows (in thousands):

	Year Ended December 31,
Valuation allowance	2012	2011	2010
Balance at the beginning of the year	$267	$267	$0
Additions	0	0	267
Subtractions	0	0	0

Balance at the end of the period	$267	$267	$267

Zebra’s deferred tax valuation allowance is the result of uncertainties regarding the future realization of recorded tax benefits on state income tax loss carry-forwards. The addition in 2010 is primarily related to state income tax law changes in 2011 for that year and tax years going forward.

An audit of U.S. federal tax returns for years 2008 through 2010 was completed in 2012. The tax years 2008 through 2010 remain open to examination by multiple state taxing jurisdictions. Tax authorities in the United Kingdom have completed income tax audits for tax years through 2009.

Zebra’s continuing practice is to recognize interest and/or penalties related to income tax matters as part of income tax expense. For the years ended December 31, 2012, 2011 and 2010, Zebra did not accrue any interest or penalties into income tax expense.

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

The components of other comprehensive income (loss) included in the Consolidated Statements of Comprehensive Income (Loss) are as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Changes in unrealized gains and (losses) on hedging transactions:
Gross	$(9,936)	$8,878	$(1,522)
Income tax (benefit)	(2,695)	2,669	(573)

Net	$(7,241)	$6,209	$(949)

Changes in unrealized holding gains and (losses) on investments classified as available-for-sale:
Gross	$1,337	$(597)	$(652)
Income tax (benefit)	450	(212)	(246)

Net	$887	$(385)	$(406)

Foreign currency translation adjustments	$242	$(688)	$67

Changes in unrealized gains (losses) on hedging transactions included in net income totaled $7,203,000 for the year ended December 31, 2012, $(5,109,000) for the year ended December 31, 2011, and $3,689,000 for the year ended December 31, 2010.

The components of accumulated other comprehensive income (loss) included in the Consolidated Balance Sheets are as follows (in thousands):

	As of December 31,
	2012	2011
Unrealized gains and (losses) on hedging transactions:
Gross	$(2,581)	$7,355
Income tax expense (benefit)	(599)	2,096

Net	(1,982)	5,259

Unrealized gains and (losses) on investments classified as available-for-sale:
Gross	540	(797)
Income tax expense (benefit)	162	(288)

Net	378	(509)

Foreign currency translation adjustments	(8,721)	(8,963)

Total accumulated other comprehensive income (loss)	$(10,325)	$(4,213)

Note 20 Geographic Data

Information regarding Zebra’s operations by geographic area is contained in the following table. These amounts (in thousands) are reported in the geographic area of the destination of the final sale. We manage our business based on these regions rather than by individual countries.

	North America	Europe, Middle East & Africa	Latin America	Asia	Total

2012
Net sales	$435,520	$322,970	$100,101	$137,577	$996,168
Long-lived assets	90,363	7,522	538	2,926	101,349

2011
Net sales	$409,208	$342,578	$89,715	$141,987	$983,488
Long-lived assets	88,382	5,965	362	3,113	97,822

2010
Net sales	$394,865	$305,659	$80,679	$113,156	$894,359
Long-lived assets	78,938	6,566	332	1,257	87,093

Net sales by country that are greater than 10% of total net sales are as follows (in thousands):
	United States	United Kingdom	Singapore	Other	Total

2012	$539,504	$317,793	$134,349	$4,522	$996,168
2011	$504,283	$339,027	$136,757	$3,421	$983,488
2010	$482,891	$303,604	$105,286	$2,578	$894,359

Net sales by major product category are as follows (in thousands):
	Hardware	Supplies	Service and Software	Shipping and Handling	Total

2012	$730,489	$212,499	$47,941	$5,239	$996,168
2011	$743,308	$187,457	$47,206	$5,517	$983,488
2010	$676,738	$167,633	$44,829	$5,159	$894,359

Note 21 Major Customers

Our net sales to significant customers as a percentage of total net sales were as follows:

	Year Ended December 31,
	2012	2011	2010
Customer A	20.4%	20.7%	19.8%
Customer B	11.4%	10.5%	9.8%
Customer C	10.3%	8.9%	8.0%

All three of the above customers are distributors and not end users. No other customer accounted for 10% or more of total net sales during these years.

Note 22 Quarterly Results of Operations (unaudited)

(Amounts in thousands, except per share data)

	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net Sales
Net sales of tangible products	$232,476	$234,708	$239,786	$241,257
Revenue from services and software	11,399	12,369	12,251	11,922

Total net sales	243,875	247,077	252,037	253,179

Cost of Sales
Cost of sales of tangible products	119,033	119,980	118,751	121,869
Cost of sales services and software	4,959	6,720	6,362	6,850

Cost of sales	123,992	126,700	125,113	128,719

Gross Profit	119,883	120,377	126,924	124,460

Operating expenses:
Selling and marketing	32,114	32,158	32,321	33,313
Research and development	20,416	22,336	22,007	22,605
General and administrative	24,320	24,402	22,481	20,964
Amortization of intangible assets	770	770	1,670	1,463
Acquisition costs	254	1,252	566	1,037
Exit and restructuring costs	0	0	0	960
Asset impairment charge	0	0	9,114	0

Total operating expenses	77,874	80,918	88,159	80,342

Operating income	42,009	39,459	38,765	44,118

Other income (loss)
Investment income	592	826	541	526
Foreign exchange loss	(342)	(80)	(514)	(5)
Other, net	(364)	(486)	(294)	(577)

Total other income (loss)	(114)	260	(267)	(56)

Income from continuing operations before income taxes	41,895	39,719	38,498	44,062
Income taxes	11,731	9,366	11,917	9,263

Income from continuing operations	30,164	30,353	26,581	34,799
Income from discontinued operations, net of tax	0	300	516	191

Net income	$30,164	$30,653	$27,097	$34,990

Basic earnings per share:
Income from continuing operations	$0.58	$0.58	$0.52	$0.69
Income from discontinued operations	0.00	0.01	0.01	0.00

Net Income	$0.58	$0.59	$0.53	$0.69

Diluted earnings per share:
Income from continuing operations	$0.58	$0.58	$0.51	$0.68
Income from discontinued operations	0.00	0.01	0.01	0.00

Net Income	$0.58	$0.59	$0.52	$0.68

Basic weighted average shares outstanding	51,998	51,771	51,566	50,968
Diluted weighted average and equivalent shares outstanding	52,301	52,030	51,809	51,262

	2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net Sales
Net sales of tangible products	$226,120	$232,762	$241,686	$235,714
Revenue from services and software	11,181	12,779	11,652	11,594

Total net sales	237,301	245,541	253,338	247,308

Cost of Sales
Cost of sales of tangible products	110,781	117,732	122,529	118,792
Cost of sales services and software	6,522	6,111	7,256	6,996

Cost of sales	117,303	123,843	129,785	125,788

Gross Profit	119,998	121,698	123,553	121,520

Operating expenses:
Selling and marketing	28,528	30,950	31,942	36,377
Research and development	21,681	22,487	22,584	23,174
General and administrative	22,706	20,688	18,978	18,973
Amortization of intangible assets	835	836	843	806
Acquisition costs	0	0	188	116
Exit and restructuring costs	1,886	66	138	(49)

Total operating expenses	75,636	75,027	74,673	79,397

Operating income	44,362	46,671	48,880	42,123

Other income (loss)
Investment income	560	656	134	594
Foreign exchange loss	(294)	(833)	(173)	(706)
Other, net	(254)	(243)	(859)	(899)

Total other income (loss)	12	(420)	(898)	(1,011)

Income from continuing operations before income taxes	44,374	46,251	47,982	41,112
Income taxes	14,246	13,082	13,795	8,253

Income from continuing operations	30,128	33,169	34,187	32,859
Income (loss) from discontinued operations, net of tax	31,506	(205)	10,814	2,185

Net income	$61,634	$32,964	$45,001	$35,044

Basic earnings per share:
Income from continuing operations	$0.54	$0.60	$0.64	$0.63
Income from discontinued operations	0.57	0.00	0.20	0.04

Net Income	$1.11	$0.60	$0.84	$0.67

Diluted earnings per share:
Income from continuing operations	$0.54	$0.60	$0.64	$0.63
Income from discontinued operations	0.56	0.00	0.20	0.04

Net Income	$1.10	$0.60	$0.84	$0.67

Basic weighted average shares outstanding	55,353	54,546	53,339	52,108
Diluted weighted average and equivalent shares outstanding	55,774	54,958	53,628	52,354

Note 23 Discontinued Operations

Sale of Navis, LLC - On March 18, 2011, we sold our Navis marine terminal solutions business and the related WhereNet marine terminal solutions product line of our Zebra Enterprise Solutions (“ZES”) business segment for approximately $188,588,000 in cash to Cargotec Corporation. As of December 31, 2011, Zebra had a short term receivable from the buyer in the amount of $27,580,000 which represented funds held in escrow, of which, we received $13,790,000 in the first quarter of 2012 and the remaining $13,790,000 in the third quarter of 2012.

Sale of proveo AG - On August 3, 2011, we entered into a Share Purchase Agreement with F Two NV (a Belgium company) to sell all of our interest in Zebra Enterprise Solutions GmbH (formerly proveo AG) business. The loss recorded upon divestiture was $1,248,000. As part of the sale, Zebra agreed with the buyer to provide a revolving loan of up to €1,000,000 which was due on August 3, 2012 and bore interest at 6.5%. Zebra realized tax benefits in the amount of $13,308,000 with the divestiture of proveo AG. These tax benefits are primarily related to the difference in book basis versus tax basis. On June 29, 2012 F Two NV (a Belgium company) sold the business and assigned the revolving loan to OBQ SA (a Luxembourg company) with Zebra’s consent. The revolving loan commitment was reduced to a lesser amount of up to €526,058. The due date for borrowings under the agreement was extended from August 3, 2012 to December 31, 2012. The interest rate remains unchanged at 6.5%. In 2012, Zebra realized a gain of $930,000 related to payments received under the loan agreement. The balance of the loan outstanding at December 31, 2012 was €376,058.

Beginning in the first quarter of 2011, Zebra reported the results of these businesses as discontinued operations. The amounts presented below for discontinued operations include Navis and proveo assets and liabilities, and the operating results of these businesses for the years ended December 31, 2012, 2011 and 2010. With the Navis sale, Zebra consolidated the remaining ZES location solutions operations.

Summary results for discontinued operations in our consolidated statement of earnings are as follows (in thousands):

	Year Ended December 31
	2012	2011	2010
Net sales	$0	$13,945	$62,489

Loss from discontinued operations	$(141)	$(13,971)	$(4,673)
Income tax benefit	218	1,299	1,837
Gain on sale of discontinued operations	930	68,745	0
Income tax expense on sale	0	(11,773)	0

Income (loss) from discontinued operations	$1,007	$44,300	$(2,836)

The components of cash flows of discontinued operations in our consolidated statement of cash flows are as follows (in thousands):

	Year Ended December 31
	2012	2011	2010
Cash flows from discontinued operations:
Net cash (used) by operating activities	$0	$(1,301)	$(2,164)
Net cash provided by (used in) by investing activities	0	0	0
Net cash provided by (used in) by financing activities	0	0	0
Effect of exchange rate changes on cash	0	0	1,771

Net decrease in cash and cash equivalents	0	(1,301)	(393)
Cash and cash equivalents at beginning of period	0	1,301	1,694

Cash and cash equivalents at end of period	$0	$0	$1,301

Note 24 Business Combinations

LaserBand LLC. On July 13, 2012, Zebra acquired all of the outstanding membership interests in LaserBand LLC (a Missouri limited liability company) for a cash purchase price of $59,874,000, included in this amount is cash acquired of $1,431,000. As part of the acquisition closing, an escrow balance of approximately $8,700,000 was established against the total purchase price.

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

The following table (in thousands) summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition:

As of
July 13, 2012
Current assets	$7,017
Property and equipment	46
Other assets	17
Goodwill	24,353
Other intangibles	29,560

Total assets acquired	$60,993
Current liabilities	1,119

Net assets acquired	$59,874

On a preliminary basis pending the receipt of final valuations, the purchase price was allocated to identifiable tangible and intangible assets acquired and liabilities assumed based on their estimated fair values resulting in goodwill of $24,353,000. The intangible assets of $29,560,000 consist of the following (in thousands):

	Amount	Useful life
Current technology	$6,260	5 years
Patents and patent rights	4,580	7 years
Customer relationships	18,720	5 to 9 years

Acquired other intangibles	$29,560

The goodwill is deductible for tax purposes.

StepOne Systems. On December 21, 2012, Zebra acquired StepOne Systems for a cash purchase price of $1,543,000, included in this amount is cash acquired of $110,000. The cash purchase price is subject to certain working capital conditions. As part of the closing, an escrow balance of $320,000 was established against the total purchase price. StepOne is a specialty software company focused on solving business retailer’s challenges through mobile technology. StepOne is located in Pittsburgh, Pennsylvania.

StepOne has been able to increase sales via customer facing technologies, reduced out-of-stock, labor cost reduction, increased inventory/shipping accuracy and reduction in manual errors. Retail is an important part of our strategy to further penetrate existing markets. Retail organizations worldwide are increasingly embracing technology to improve the customer experience, build brand loyalty and enhance operational efficiency in the front and back of the store. This investment gives Zebra’s a more comprehensive solution in mobile POS and makes Zebra more competitive in this market space.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

Schedule II

Valuation and Qualifying Accounts

(Amounts in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions / (Recoveries)	Balance at End of Period

Valuation account for accounts receivable:
Year ended December 31, 2012	$1,560	$0	$891	$669
Year ended December 31, 2011	$1,459	$343	$242	$1,560
Year ended December 31, 2010	$1,406	$315	$262	$1,459

Valuation accounts for inventories:
Year ended December 31, 2012	$14,710	$6,758	$7,813	$13,655
Year ended December 31, 2011	$9,837	$8,762	$3,889	$14,710
Year ended December 31, 2010	$9,054	$5,470	$4,687	$9,837

See accompanying report of independent registered public accounting firm.

Index to Exhibits

3.1(i)	(6)	Restated Certificate of Incorporation of the Company.
3.1(ii)	(35)	Amended and Restated By-laws of Zebra Technologies Corporation, as amended as of January 7, 2013.
4.0	(5)	Specimen stock certificate representing Class A Common Stock.
10.1	(7)	1997 Stock Option Plan. +
10.2	(8)	First Amendment to 1997 Stock Option Plan. +
10.3	(8)	Second Amendment to 1997 Stock Option Plan. +
10.4	(9)	Third Amendment to 1997 Stock Option Plan. +
10.5	(10)	Amendment No. Four to 1997 Stock Option Plan. +
10.6	(5)	Lease between the Company and Unique Building Corporation for the Company’s facility in Vernon Hills, Illinois.
10.7	(2)	Amendment to the lease between the Company and Unique Building Corporation for the Company’s facility in Vernon Hills, Illinois, dated April 1, 1993.
10.8	(2)	Amendment to the lease between the Company and Unique Building Corporation for the Company’s facility in Vernon Hills, Illinois, dated December 1, 1994.
10.9	(11)	Amendment to the lease between the Company and Unique Building Corporation for the Company’s facility in Vernon Hills, Illinois, dated June 1, 1996.
10.10	(11)	Amendment to the lease between the Company and Unique Building Corporation for the Company’s facility in Vernon Hills, Illinois, dated June 2, 1996.
10.11	(12)	Amendment to the lease between the Company and Unique Building Corporation for the Company’s facility in Vernon Hills, Illinois, dated as of July 1, 1999.
10.12	(13)	2002 Non-Employee Director Stock Option Plan. +
10.13	(13)	Amendment No. 1 to 2002 Non-Employee Director Stock Option Plan. +
10.14	(15)	Non-Qualified Stock Option Agreement between the Company and Anders Gustafsson dated September 4, 2007. +
10.15	(17)	Employment Agreement between the Company and Hugh Gagnier dated December 12, 2007. +
10.16	(14)	Amendment No. 1 to Employment Agreement between the Company and Hugh Gagnier dated December 30, 2008. +
10.17	(32)	Employment Agreement between the Company and Michael H. Terzich dated November 16, 2007. +
10.18	(32)	Employment Agreement between the Company and Todd Naughton dated November 16, 2007. +
10.19	(16)	Employment Agreement between the Company and Phil Gerskovich dated November 16, 2007. +
10.20	(28)	Employment Agreement between Michael C. Smiley and the Company dated May 1, 2008. +
10.21	(14)	Form of Amendment No. 1 to Employment Agreement by and between the Company and each executive officer other than Messrs. Gustafsson and Gagnier, each dated December 30, 2008.+
10.22	(8)	Form of Stock Option Agreement under the 1997 Stock Option Plan for awards granted prior to February 6, 2006. +
10.23	(13)	Form of Stock Option Agreement under the 2002 Non-Employee Director Stock Option Plan for awards granted prior to February 6, 2006. +
10.24	(31)	Form of Amendment to outstanding Stock Option Agreements under the 2002 Non-Employee Director Stock Option Plan. +
10.25	(18)	Form of Stock Option Agreement under the 1997 Stock Option Plan for awards granted on or after February 6, 2006. +
10.26	(18)	Form of Stock Option Agreement under the 2002 Non-Employee Director Stock Option Plan for awards granted on or after February 6, 2006. +
10.27	(20)	Form of Stock Option Agreement under the 2006 Incentive Compensation Plan for awards granted prior to April 25, 2007. +
10.28	(21)	Form of Stock Option Agreement under the 2006 Incentive Compensation Plan for awards granted to executive officers on or after April 25, 2007 and prior to December 2, 2008. +
10.29	(25)	Form of indemnification agreement between Zebra Technologies Corporation and each director and executive officer. +
10.30	(29)	Form of Director Stock Option Agreement (1-Year Vesting) under the 2006 Incentive Compensation Plan for awards granted to directors on or after May 22, 2008 and prior to December 2, 2008. +
10.31	(29)	Form of Director Stock Option Agreement (4-Year Vesting) under the 2006 Incentive Compensation Plan for awards granted to directors on or after May 22, 2008 and prior to December 2, 2008. +
10.32	(31)	Form of Director Stock Option Agreement (1-Year Vesting) under the 2006 Incentive Compensation Plan for awards granted to directors on or after December 2, 2008. +
10.33	(31)	Form of Director Stock Option Agreement (4-Year Vesting) under the 2006 Incentive Compensation Plan for awards granted to directors on or after December 2, 2008. +
10.34	(31)	Amendment to outstanding Stock Option Agreements under the 2006 Incentive Compensation Plan, dated December 2, 2008. +
10.35	(31)	Form of Stock Option Agreement under the 2006 Incentive Compensation Plan for awards granted to executive officers on or after December 2, 2008. +

10.36	(26)	WhereNet Corp. 1997 Stock Option Plan. +
10.37	(26)	First Amendment to the WhereNet Corp. 1997 Option Plan. +
10.38	(27)	Manufacturing Services Agreement between Jabil Circuit, Inc. and the Company dated May 30, 2007 (portions of this exhibit have been omitted and have been filed separately with the Commission pursuant to a request for confidential treatment.)
10.39	(1)	Amendment to Manufacturing Services Agreement between Jabil Circuit, Inc. and Zebra Technologies Corporation dated May 30, 2007.
10.40	(30)	J.P. Morgan Credit Agreement dated as of October 12, 2012.
10.41	(23)	2006 Incentive Compensation Plan. +
10.42	(31)	Amendment to the 2006 Incentive Compensation Plan dated December 2, 2008. +
10.43	(24)	2011 Long-Term Incentive Plan. +
10.44	(24)	2011 Short-Term Incentive Plan. +
10.45	(27)	2005 Executive Deferred Compensation Plan, as amended. +
10.46	(22)	Form of Amendment to Employment Agreement between Zebra Technologies Corporation and executive officers. +
10.47	(25)	Amended and Restated Employment Agreement between Zebra Technologies Corporation and Anders Gustafsson dated as of May 6, 2010. +
10.48	(25)	Letter Agreement between Zebra Technologies Corporation and Anders Gustafsson dated as of May 6, 2010. +
10.49	(25)	Form of 2010 - 2011 time-vested stock appreciation rights agreement for employees other than CEO. +
10.50	(25)	Form of 2010 - 2011 time-vested restricted stock agreement for employees other than CEO. +
10.51	(25)	Form of 2010 - 2011 performance-based restricted stock agreement for employees other than CEO. +
10.52	(25)	Form of 2010 time-vested stock appreciation rights agreement for CEO. +
10.53	(25)	Form of 2010 time-vested restricted stock agreement for CEO. +
10.54	(25)	Form of 2010 – 2011 performance-based restricted stock agreement for CEO. +
10.55	(25)	Form of 2009 time-vested stock appreciation rights agreement for non-employee directors. +
10.56	(25)	Form of 2010 time-vested stock appreciation rights agreement for non-employee directors. +
10.57	(33)	Form of 2011 time-vested stock appreciation rights agreement for CEO. +
10.58	(33)	Form of 2011 time-vested restricted stock agreement for CEO. +
10.59	(3)	Form of 2011 time-vested stock appreciation rights agreement for non-employee directors. +
10.60	(34)	Form of 2012 time-vested stock appreciation rights agreement for employees other than CEO. +
10.61	(34)	Form of 2012 time-vested restricted stock agreement for employees other than CEO. +
10.62	(34)	Form of 2012 performance-based restricted stock agreement for employees other than CEO. +
10.63	(34)	Form of 2012 time-vested stock appreciation rights agreement for CEO. +
10.64	(34)	Form of 2012 time-vested restricted stock agreement for CEO. +
10.65	(34)	Form of 2012 performance-based restricted stock agreement for CEO. +
10.66	(34)	Form of 2012 stock appreciation rights agreement for non-employee directors. +
21.1		Subsidiaries of the Company.
23.1		Consent of Ernst & Young LLP, independent registered public accounting firm.
31.1		Certification pursuant to Rule 13a-14(a)/15d-14(a).
31.2		Certification pursuant to Rule 13a-14(a)/15d-14(a).
32.1		Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101		The following financial information from Zebra Technologies Corporation Annual Report on Form 10-K, for the year ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the consolidated balance sheets; (ii) the consolidated statements of earnings (loss); (iii) the consolidated statements of comprehensive income (loss); (iv) the consolidated statements of stockholders equity; (v) the consolidated statements of cash flows; and (vi) notes to consolidated financial statements.

(1)	Incorporated by reference from Annual Report on Form 10-K for the year ended December 31, 2010.
(2)	Incorporated by reference from Form 10-K for fiscal year ended December 31, 2006.
(3)	Incorporated by reference from Current Report on Form 8-K dated May 19, 2011.
(4)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended October 3, 2009.
(5)	Incorporated by reference from Registration Statement on Form S-1, File No. 33-41576.
(6)	Incorporated by reference from Current Report on Form 8-K dated August 1, 2012.
(7)	Incorporated by reference from Form 10-K for the fiscal year ended December 31, 1997.
(8)	Incorporated by reference from Registration Statement on Form S-8, File No. 333-63009.
(9)	Incorporated by reference from Registration Statement on Form S-8, File No. 333-84512.
(10)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended September 28, 2002.

(11)	Incorporated by reference from Form 10-K for the fiscal year ended December 31, 1996.
(12)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended April 1, 2000.
(13)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended June 29, 2002.
(14)	Incorporated by reference from Current Report on Form 8-K dated January 5, 2009.
(15)	Incorporated by reference from Current Report on Form 8-K dated on September 4, 2007.
(16)	Incorporated by reference from Current Report on Form 8-K filed on November 21, 2007.
(17)	Incorporated by reference from Current Report on Form 8-K filed on December 17, 2007.
(18)	Incorporated by reference from Current Report on Form 8-K filed on February 10, 2006.
(20)	Incorporated by reference from Current Report on Form 8-K filed on October 26, 2006.
(21)	Incorporated by reference from Current Report on Form 8-K filed on May 1, 2007.
(22)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended October 2, 2010.
(23)	Incorporated by reference from Current Report on Form 8-K filed on May 15, 2006.
(24)	Incorporated by reference from Proxy Statement dated April 15, 2011 for the 2011 Annual Meeting of Stockholders.
(25)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended April 3, 2010.
(26)	Incorporated by reference from Registration Statement on Form S-8 filed on January 25, 2007, File No. 333-140207.
(27)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended March 29, 2008.
(28)	Incorporated by reference from Current Report on Form 8-K filed on May 7, 2008.
(29)	Incorporated by reference from Current Report on Form 8-K filed on May 29, 2008.
(30)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended September 29, 2012.
(31)	Incorporated by reference from Current Report on Form 8-K filed on December 8, 2008.
(32)	Incorporated by reference from Form 10-K for fiscal year ended December 31, 2008.
(33)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended April 2, 2011.
(34)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.
(35)	Incorporated by reference from Current Report on Form 8-K dated January 7, 2013.

+	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.