Form 10-Q
period 2013-03-30
ZEBRA TECHNOLOGIES CORP
filed 2013-05-02
CIK 877212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2013

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

As of April 26, 2013, there were 50,923,113 shares of Class A Common Stock, $.01 par value, outstanding.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

QUARTER ENDED MARCH 30, 2013

PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	March 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$49,592	$64,740
Investments and marketable securities	364,529	324,140
Accounts receivable, net	169,255	168,732
Inventories, net	116,417	123,357
Deferred income taxes	12,962	13,484
Prepaid expenses and other current assets	17,379	16,410

Total current assets	730,134	710,863

Property and equipment at cost, less accumulated depreciation and amortization	101,054	101,349
Long-term deferred income taxes	2,134	2,602
Goodwill	94,942	94,942
Other intangibles, net	37,288	39,151
Long-term investments and marketable securities	3,443	5,195
Other assets	14,602	13,646

Total assets	$983,597	$967,748

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,141	$23,045
Accrued liabilities	43,932	57,234
Deferred revenue	13,445	13,326
Income taxes payable	2,374	1,609

Total current liabilities	79,892	95,214
Deferred rent	1,245	1,303
Other long-term liabilities	16,096	14,229

Total liabilities	97,233	110,746

Stockholders’ equity:
Preferred Stock	0	0
Class A Common Stock	722	722
Additional paid-in capital	140,736	139,523
Treasury stock	(638,596)	(641,438)
Retained earnings	1,392,062	1,368,520
Accumulated other comprehensive loss	(8,560)	(10,325)

Total stockholders’ equity	886,364	857,002

Total liabilities and stockholders’ equity	$983,597	$967,748

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 30, 2013	March 31, 2012
Net sales:
Net sales of tangible products	$225,121	$232,476
Revenue from services and software	11,816	11,399

Total net sales	236,937	243,875

Cost of sales:
Cost of sales of tangible products	117,111	119,033
Cost of services and software	6,761	4,959

Total cost of sales	123,872	123,992

Gross profit	113,065	119,883

Operating expenses:
Selling and marketing	33,515	32,114
Research and development	21,858	20,416
General and administrative	25,276	24,320
Amortization of intangible assets	1,863	770
Acquisition costs	482	254
Exit and restructuring costs	1,895	0

Total operating expenses	84,889	77,874

Operating income	28,176	42,009

Other income (expense):
Investment income	677	592
Foreign exchange loss	(98)	(342)
Other, net	9	(364)

Total other income (expense)	588	(114)

Income before income taxes	28,764	41,895
Income taxes	5,222	11,731

Net income	$23,542	$30,164

Basic earnings per share	$0.46	$0.58
Diluted earnings per share	$0.46	$0.58

Basic weighted average shares outstanding	50,980	51,998
Diluted weighted average and equivalent shares outstanding	51,366	52,301

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	Three Months Ended
	March 30, 2013	March 31, 2012
Net income	$23,542	$30,164
Other comprehensive income (loss):
Unrealized gains (losses) on hedging transactions, net of income taxes	1,743	(4,646)
Unrealized holding gains (losses) on investments, net of income taxes	(72)	570
Foreign currency translation adjustment	94	83

Comprehensive income	$25,307	$26,171

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Three Months Ended
	March 30, 2013	March 31, 2012
Cash flows from operating activities:
Net income	$23,542	$30,164
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	7,372	5,959
Share-based compensation	2,146	3,800
Excess tax benefit from share-based compensation	(358)	(66)
Loss on sale of property and equipment	136	83
Deferred income taxes	990	(391)
Changes in assets and liabilities:
Accounts receivable, net	(516)	(1,862)
Inventories, net	6,943	7,169
Other assets	(137)	9,395
Accounts payable	(7,119)	(3,378)
Accrued liabilities	(12,787)	(16,881)
Deferred revenue	1,618	1,151
Income taxes	649	6,135
Other operating activities	1,685	(4,725)

Net cash provided by operating activities	24,164	36,553

Cash flows from investing activities:
Purchases of property and equipment	(1,952)	(7,654)
Proceeds from the sale of business	0	13,790
Acquisition of intangible assets	(500)	0
Acquisition of long-term equity investment	(604)	0
Purchases of investments and marketable securities	(106,947)	(132,390)
Maturities of investments and marketable securities	3,144	81,189
Proceeds from sales of investments and marketable securities	65,094	21,748

Net cash used in investing activities	(41,765)	(23,317)

Cash flows from financing activities:
Purchase of treasury stock	(3,888)	(9,775)
Proceeds from exercise of stock options and stock purchase plan purchases	5,913	1,998
Excess tax benefit from share-based compensation	358	66

Net cash provided by (used in) financing activities	2,383	(7,711)

Effect of exchange rate changes on cash	70	0

Net increase (decrease) in cash and cash equivalents	(15,148)	5,525
Cash and cash equivalents at beginning of period	64,740	36,418

Cash and cash equivalents at end of period	$49,592	$41,943

Supplemental disclosures of cash flow information:
Income taxes paid, net	$2,271	$7,956

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Basis of Presentation

Management prepared these unaudited interim consolidated financial statements for Zebra Technologies Corporation and subsidiaries (“Zebra”) according to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. These financial statements do not include all of the information and footnotes required by United States generally accepted accounting principles (“GAAP”) for complete financial statements. Therefore, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in Zebra’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

The consolidated balance sheet as of December 31, 2012 included in this Form 10-Q is taken from the audited consolidated balance sheet in our Form 10-K. These interim financial statements include all adjustments (of a normal, recurring nature) necessary to present fairly Zebra’s consolidated financial position as of March 30, 2013, the consolidated statement of earnings for the three months ended March 30, 2013 and March 31, 2012, consolidated statement of comprehensive income for the three months ended March 30, 2013 and March 31, 2012, and the consolidated statement of cash flows for the three months ended March 30, 2013 and March 31, 2012. These results, however, are not necessarily indicative of results for the full year.

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

In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as consider counterparty credit risk in the assessment of fair value. Included in our investment portfolio at March 30, 2013, is an auction rate security which is classified as available for sale and is reflected at fair value. Due to events in credit markets, however, the auction event for the instrument held by Zebra is failed. Therefore, the fair value of this security is estimated utilizing broker quotations, discounted cash flow analysis or other types of valuation adjustment methodologies at March 30, 2013. These analyses consider, among other items, the collateral underlying the security instruments, the creditworthiness of the counterparty, the timing of expected future cash flows, estimates of the next time the security is expected to have a successful auction, and Zebra’s intent and ability to hold such securities until credit markets improve. The security was also compared, when possible, to other securities with similar characteristics.

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

Financial assets and liabilities carried at fair value as of March 30, 2013, are classified below (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
U.S. government and agency securities	$91,228	$13,634	$0	$104,862
Obligations of government-sponsored enterprises (1)	0	11,046	0	11,046
State and municipal bonds	0	111,559	0	111,559
Corporate securities	0	137,881	2,588	140,469
Other investments	0	36	0	36

Investments subtotal	91,228	274,156	2,588	367,972
Forward contracts (2)	1,575	1,003	0	2,578
Money market investments related to the deferred compensation plan	3,917	0	0	3,917

Total assets at fair value	$96,720	$275,159	$2,588	$374,467

Liabilities:
Liabilities related to the deferred compensation plan	$3,917	$0	$0	$3,917

Total liabilities at fair value	$3,917	$0	$0	$3,917

Financial assets and liabilities carried at fair value as of December 31, 2012, are classified below (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
U.S. government and agency securities	$83,532	$13,455	$0	$96,987
Obligations of government-sponsored enterprises (1)	0	4,840	0	4,840
State and municipal bonds	0	96,516	0	96,516
Corporate securities	0	128,368	2,588	130,956
Other investments	0	36	0	36

Investments subtotal	83,532	243,215	2,588	329,335
Money market investments related to the deferred compensation plan	3,553	0	0	3,553

Total assets at fair value	$87,085	$243,215	$2,588	$332,888

Liabilities:
Forward contracts (2)	$1,174	$871	$0	$2,045
Liabilities related to the deferred compensation plan	3,553	0	0	3,553

Total liabilities at fair value	$4,727	$871	$0	$5,598

1)	Includes investments in notes issued by the Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association, the Federal Farm Credit Banks and the Federal Home Loan Bank.

2)	The fair value of forward contracts are calculated as follows:

a.	Fair value of a collar or put option contract associated with forecasted sales hedges are calculated using bid and ask rates for similar contracts.

b.	Fair value of regular forward contracts associated with forecasted sales hedges are calculated using the period-end exchange rate adjusted for current forward points.

c.	Fair value of balance sheet hedges are calculated at the period end exchange rate adjusted for current forward points unless the hedge has been traded but not settled at period end. If this is the case, the fair value is calculated at the rate at which the hedge is being settled.

The following table presents Zebra’s activity for assets measured at fair value on a recurring basis using significant unobservable inputs, Level 3, for the following periods (in thousands):

	Three Months Ended
	March 30, 2013	March 31, 2012
Balance at beginning of the year	$2,588	$2,588
Transfers to Level 3	0	0
Total losses (realized or unrealized):
Included in earnings	0	0
Included in other comprehensive income (loss)	0	0
Purchases and settlements (net)	0	0

Balance at end of period	$2,588	$2,588

Total gains and (losses) for the period included in earnings attributable to the change in unrealized losses relating to assets still held at end of period	$0	$0

The following is a summary of short-term and long-term investments (in thousands):

	As of March 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government and agency securities	$104,784	$80	$(2)	$104,862
Obligations of government-sponsored enterprises	11,035	11	0	11,046
State and municipal bonds	111,383	199	(23)	111,559
Corporate securities	140,302	643	(476)	140,469
Other investments	36	0	0	36

Total investments	$367,540	$933	$(501)	$367,972

	As of December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government and agency securities	$96,913	$77	$(3)	$96,987
Obligations of government-sponsored enterprises	4,830	10	0	4,840
State and municipal bonds	96,383	161	(28)	96,516
Corporate securities	130,634	790	(468)	130,956
Other investments	36	0	0	36

Total investments	$328,796	$1,038	$(499)	$329,335

The maturity dates of investments are as follows (in thousands):

	As of March 30, 2013
	Amortized Cost	Estimated Fair Value
Less than 1 year	$168,127	$168,361
1 to 5 years	195,556	196,168
6 to 10 years	3,857	3,443
Thereafter	0	0

Total	$367,540	$367,972

The carrying value for Zebra’s financial instruments classified as current assets (other than short-term investments) and current liabilities approximate fair value due to their short maturities.

Note 3 – Investments and Marketable Securities

Investments in marketable debt securities are classified based on intent and ability to sell investment securities. Zebra’s available-for-sale securities are used to fund further acquisitions and other operating needs and therefore may be sold prior to maturity. Investments in marketable debt securities for which Zebra intends to sell within the next year are classified as current and those that we intend to hold in excess of one-year are classified as non-current.

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

Included in Zebra’s cash and investments and marketable securities are amounts held by foreign subsidiaries which are generally invested in U.S. dollar-denominated holdings. Zebra had foreign cash and investments of $195,895,000 as of March 30, 2013, and $173,483,000 as of December 31, 2012. Amounts held by foreign subsidiaries are generally subject to U.S. income taxation upon repatriation, however, Zebra does not see a need to repatriate these funds.

Note 4 – Accounts Receivable

The components of accounts receivable are as follows (in thousands):

	As of
	March 30, 2013	December 31, 2012
Accounts receivable, gross	$170,050	$169,401
Accounts receivable reserves	(795)	(669)

Accounts receivable, net	$169,255	$168,732

Note 5 – Inventories

The components of inventories are as follows (in thousands):

	As of
	March 30, 2013	December 31, 2012
Raw material	$30,972	$31,350
Work in process	718	921
Deferred costs of long-term contracts	631	604
Finished goods	97,915	104,137

Inventories, gross	130,236	137,012
Inventory reserves	(13,819)	(13,655)

Inventories, net	$116,417	$123,357

Note 6 – Goodwill and Other Intangible Assets

Intangible assets are as follows (in thousands):

	As of March 30, 2013
	Gross Amount	Accumulated Amortization	Net Amount
Current technology	$18,978	$(12,809)	$6,169
Patent and patent rights	29,569	(15,460)	14,109
Customer relationships	20,493	(3,483)	17,010

Other intangibles, net	$69,040	$(31,752)	$37,288

Amortization expense for the three months ended March 30, 2013		$1,863

	As of December 31, 2012
	Gross Amount	Accumulated Amortization	Net Amount
Current technology	$18,978	$(12,391)	$6,587
Patent and patent rights	29,569	(14,618)	14,951
Customer relationships	20,493	(2,880)	17,613

Other intangibles, net	$69,040	$(29,889)	$39,151

Amortization expense for the three months ended March 31, 2012		$770

Zebra has $94,942,000 of goodwill recorded as of March 31, 2013 and December 31, 2012. We test goodwill for impairment on an annual basis or more frequently if we believe indicators of impairment exist.

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

If Zebra believes that one or more of the above indicators of impairment have occurred, we perform an impairment test. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. We generally determine the fair value of our reporting units using three valuation methods: Income Approach – Discounted Cash Flow Analysis, Market Approach – Guideline Public Company Method, and Market Approach – Comparative Transactions Method. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, we perform the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill.

Note 7 – Costs Associated with Exit and Restructuring Activities

In December 2012, Zebra began a plan, “2012 restructuring plan”, to restructure its Location Solutions business management structure and announced a project to further optimize our manufacturing operations costs, which includes the consolidation and relocation of support functions. The costs below incurred for the year ended December 31, 2012 represent the costs related to the restructuring of Location Solutions business management structure. Costs incurred for 2013 and costs expected to be incurred relate to the following: restructuring of Zebra’s manufacturing operations, relocation of a significant portion of Zebra’s supply chain operations from the U.S. to China and consolidating activities domestically, restructuring of our sales operations and corporate restructuring.

As of March 30, 2013, we have incurred the following exit and restructuring costs related to the location solutions business management structure and manufacturing operations relocation and restructuring (in thousands):

Type of Cost	Cost incurred through December 31, 2012	Costs incurred for the three months ended March 30, 2013	Total costs incurred as of March 30, 2013	Additional costs expected to be incurred	Total costs expected to be incurred
Severance, stay bonuses, and other employee-related expenses	$960	$1,862	$2,822	$2,728	$5,550
Professional services	0	12	12	298	310
Relocation and transition costs	0	21	21	459	480

Total	$960	$1,895	$2,855	$3,485	$6,340

Liabilities and expenses below relate to the 2011 and 2012 exit and restructuring plans (in thousands):

	Three Months Ended
	March 30, 2013	March 31, 2012
Balance at beginning of period	$967	$1,048
Charged to earnings	1,895	0
Cash paid	(2,161)	(337)

Balance at the end of period	$701	$711

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

Summary financial information related to these activities included in our consolidated statement of earnings as other income (expense) is as follows (in thousands):

	Three Months Ended
	March 30, 2013	March 31, 2012
Change in gains (losses) from foreign exchange derivatives	$1,581	$(2,035)
Gain (loss) on net foreign currency assets	(1,679)	1,693

Foreign exchange loss	$(98)	$(342)

	As of
	March 30, 2013	December 31, 2012
Notional balance of outstanding contracts:
Pound/US dollar	£3,631	£3,810
Euro/US dollar	€30,729	€37,598
Net fair value of outstanding contracts	$24	$18

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

Summary financial information related to the cash flow hedges is as follows (in thousands):

	As of
	March 30, 2013	March 31, 2012
Unrealized gains (losses) on hedging transactions:
Gross	$2,270	$(6,538)
Income tax expense (benefit)	527	(1,892)

Net	$1,743	$(4,646)

Summary financial information related to the cash flow hedges of future revenues follows (in thousands, except percentages):

	As of
	March 30, 2013	December 31, 2012
Notional balance of outstanding contracts versus the dollar	€84,845	€88,680
Hedge effectiveness	100%	100%

	Three Months Ended
	March 30, 2013	March 31, 2012
Net gains and (losses) included in revenue	$(1,046)	$1,157

Forward contracts

We record our forward contracts at fair value on our consolidated balance sheet as either long-term other assets or long-term other liabilities, depending upon the fair value calculation as detailed in Note 2 of Zebra’s financial statements. The amounts recorded on our consolidated balance sheet are as follows (in thousands):

	As of
	March 30, 2013	December 31, 2012
Assets:
Prepaid expenses and other current assets	$2,578	$0

Total	$2,578	$0

Liabilities:
Accrued liabilities	$0	$2,045

Total	$0	$2,045

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

The following table is a summary of Zebra’s accrued warranty obligation (in thousands):

	Three Months Ended
	March 30, 2013	March 31, 2012
Balance at the beginning of the year	$4,252	$4,613
Warranty expense	1,837	1,068
Warranty payments	(1,707)	(1,792)

Balance at the end of the period	$4,382	$3,889

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

Note 11 – Stockholders’ Equity

Share count and par value data related to stockholders’ equity are as follows:

	As of
	March 30, 2013	December 31, 2012
Preferred Stock
Par value per share	$0.01	$0.01
Shares authorized	10,000,000	10,000,000
Shares outstanding	0	0
Common Stock - Class A
Par value per share	$0.01	$0.01
Shares authorized	150,000,000	150,000,000
Shares issued	72,151,857	72,151,857
Shares outstanding	51,017,867	50,908,267
Treasury stock
Shares held	21,133,990	21,243,590

During the three-month period ended March 30, 2013, Zebra purchased 87,254 shares of its common stock for $3,888,000 under a board authorized share repurchase plan, compared with purchases of 264,567 shares of common stock for $9,775,000 for the three-month period ended March 31, 2012.

A roll forward of Class A common shares outstanding is as follows:

	Three Months Ended
	March 30, 2013	March 31, 2012
Balance at the beginning of the year	50,908,267	52,095,166
Repurchases	(87,254)	(264,567)
Stock option and ESPP issuances	199,715	76,063
Restricted share issuances	3,698	3,635
Restricted share forfeitures	(708)	(1,923)
Shares withheld for tax obligations	(5,851)	0

Balance at the end of the period	51,017,867	51,908,374

Note 12 – Earnings Per Share

Earnings per share were computed as follows (in thousands, except per share amounts):

	Three Months Ended
	March 30, 2013	March 31, 2012
Weighted average shares:
Weighted average common shares outstanding	50,980	51,998
Effect of dilutive securities outstanding	386	303

Diluted weighted average shares outstanding	51,366	52,301

Basic per share amounts:
Net income	$23,542	$30,164
Weighted average common shares outstanding	50,980	51,998
Per share amount	$0.46	$0.58

Diluted per share amounts:
Net income	$23,542	$30,164
Diluted weighted average shares outstanding	51,366	52,301
Per share amount	$0.46	$0.58

Potentially dilutive securities that were excluded from the earnings per share calculation consist of stock options and stock appreciation rights (SARs) with an exercise price greater than the average market closing price of the Class A common stock. These excluded options and SARs were as follows:

	Three Months Ended
	March 30, 2013	March 31, 2012
Potentially dilutive shares	601,000	1,386,000

Note 13 – Share-Based Compensation

Zebra has a share-based compensation plan and a stock purchase plan available for future grants. Zebra recognizes compensation costs using the straight-line method over the vesting period of up to 5 years.

The compensation expense and the related tax benefit for share-based payments were included in the Consolidated Statement of Earnings as follows (in thousands):

	Three Months Ended
	March 30, 2013	March 31, 2012
Cost of sales	$184	$235
Selling and marketing	465	361
Research and development	325	388
General and administrative	1,172	2,816

Total compensation	$2,146	$3,800

Income tax benefit	$730	$1,021

Cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized (excess tax benefits) are classified as financing cash flows in the statement of cash flows. The tax benefits classified as financing cash flows for the three months ended March 30, 2013 was $358,000 and for the three months ended March 31, 2012 was $66,000.

The fair value of share-based compensation is estimated on the date of grant using a binomial model. Volatility is based on an average of the implied volatility in the open market and the annualized volatility of Zebra stock prices over our entire stock history. Stock option grants in the table below include both stock options, all of which were non-qualified, and stock appreciation rights (SAR) that will be settled in Zebra stock. Restricted stock grants are valued at the market closing price on the date of the grant. The following table shows the weighted-average assumptions used for grants of SARs as well as the fair value of the grants based on those assumptions:

	Three Months Ended
	March 30, 2013	March 31, 2012
Expected dividend yield	0%	0%
Forfeiture rate	10.21%	11.50%
Volatility	35.90%	35.33%
Risk free interest rate	0.94%	2.01%
Range of interest rates	0.07% - 1.95%	0.01% - 3.18%
Expected weighted-average life	5.48 years	5.42 years
Fair value of stock appreciation rights (SARs) granted	$82,910	$0
Weighted-average grant date fair value of SARs granted	$15.08	$0

Stock option activity was as follows:

	Three Months Ended March 30, 2013
Options	Shares	Weighted-Average Exercise Price
Outstanding at beginning of year	1,531,844	$41.69
Granted	0	0.00
Exercised	(162,085)	36.76
Forfeited	0	0.00
Expired	0	0.00

Outstanding at end of period	1,369,759	$42.27

Exercisable at end of period	1,366,354	$42.33

Intrinsic value of exercised options	$1,203,000

The following table summarizes information about stock options outstanding at March 30, 2013:

	Outstanding	Exercisable
Aggregate intrinsic value	$4,324,000	$4,240,000
Weighted-average remaining contractual term	3.1 years	3.1 years

SAR activity was as follows:

	Three Months Ended March 30, 2013
SARs	Shares	Weighted-Average Exercise Price
Outstanding at beginning of year	1,535,804	$31.66
Granted	5,498	44.95
Exercised	(69,878)	26.18
Forfeited	(33,268)	35.25

Outstanding at end of period	1,438,156	$31.89

Exercisable at end of period	448,788	$26.61

Intrinsic value of exercised SARs	$1,240,000

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

The following table summarizes information about SARs outstanding at March 30, 2013:

	Outstanding	Exercisable
Aggregate intrinsic value	$17,139,000	$7,714,000
Weighted-average remaining contractual term	7.6 years	6.9 years

Restricted stock award activity granted under the Plans, are as follows:

	Three Months Ended March 30, 2013
Restricted Stock Awards	Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of year	444,362	$35.43
Granted	3,459	45.45
Released	(16,093)	34.34
Forfeited	(708)	37.83

Outstanding at end of period	431,020	$35.54

The terms of Zebra’s time vested restricted stock grants are defined in the Plans noted above. Time vested restricted stock grants consist of restricted stock awards (RSA’s) and performance share awards (PSA’s). Zebra’s restricted stock awards are expensed over the vesting period of the related award, typically three to five years. Compensation cost is calculated as the market date fair value on the grant date multiplied by the number of shares granted.

Performance share award activity granted under the Plans, are as follows:

	Three Months Ended March 30, 2013
Performance Share Awards	Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of year	265,829	$33.55
Granted	1,669	44.95
Released	(848)	41.57
Forfeited	0	0.00

Outstanding at end of period	266,650	$33.60

As of March 30, 2013
Awards granted under Zebra’s equity based compensation plans:
Unearned compensation costs related to awards granted	$14,556,000
Period expected to be recognized over	2.1 years

The fair value of the purchase rights of all Zebra employees issued under the stock purchase plan is estimated using the following weighted-average assumptions for purchase rights granted. Expected lives of three months to one year have been used along with these assumptions.

	Three Months Ended
	March 30, 2013	March 31, 2012
Fair market value	$39.31	$35.78
Option price	$37.34	$33.99
Expected dividend yield	0%	0%
Expected volatility	17%	20%
Risk free interest rate	0.05%	0.02%

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

Zebra earns a significant amount of our operating income outside of the U.S., which is deemed to be permanently reinvested in foreign jurisdictions. Zebra does not intend to repatriate funds, however, should Zebra require more capital in the U.S. than is generated by our operations locally, Zebra could elect to repatriate funds held in foreign jurisdictions or raise capital in the U.S. through debt or equity issuances. Repatriation would result in higher effective tax rates. Borrowing in the U.S. would result in increased interest expense.

An audit of U.S. federal tax returns for years 2008 through 2010 was completed in 2012. The tax years 2009 through 2011 remain open to examination by multiple state taxing jurisdictions. Tax authorities in the United Kingdom have completed income tax audits for tax years through 2011.

Zebra’s continuing practice is to recognize interest and/or penalties related to income tax matters as part of income tax expense. For the three months ended March 30, 2013 and March 31, 2012, we did not accrue any interest or penalties into income tax expense.

	Three Months Ended
	March 30, 2013	March 31, 2012
Effective tax rate	18.2%	28.0%

The 2013 effective rate reflects higher profits in lower rate international jurisdictions, a rate decrease related to the 2012 second quarter implementation of a new structure for Zebra’s international subsidiaries, and reinstatement of the US R&D tax credit during the quarter retroactive to January 2012 which resulted in a one-time credit of approximately $400,000 or a reduction to the effective tax rate of 1.3%.

Note 15 – Other Comprehensive Income

Stockholders’ equity includes certain items classified as accumulated other comprehensive income (AOCI), including:

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

The components of other comprehensive income are as follows (in thousands):

	As of December 31, 2012	Gain (Loss) recognized in OCI	Gain (Loss) reclassified from AOCI to income		Subtotal	As of March 30, 2013
Unrealized gains (losses) on hedging transactions:
Gross	$(2,581)	$3,292	$(1,022	) (1)	$2,270	$(311)
Income tax (benefit)	(599)	782	(255)		527	(72)

Net	(1,982)	2,510	(767)		1,743	(239)

Unrealized gains (losses) on investments:
Gross	540	(287)	179	(2)	(108)	432
Income tax (benefit)	162	(94)	58		(36)	126

Net	378	(193)	121		(72)	306

Foreign currency translation adjustments	(8,721)	94	0	(3)	94	(8,627)

Total accumulated other comprehensive loss	$(10,325)	$2,411	$(646)		$1,765	$(8,560)

	As of December 31, 2011	Gain (Loss) recognized in OCI	Gain (Loss) reclassified from AOCI to income		Subtotal	As of March 30, 2012
Unrealized gains (losses) on hedging transactions:
Gross	$7,355	$(7,695)	$1,157	(1)	$(6,538)	$817
Income tax (benefit)	2,096	(2,181)	289		(1,892)	204

Net	5,259	(5,514)	868		(4,646)	613

Unrealized gains (losses) on investments:
Gross	(797)	884	(16	) (2)	868	71
Income tax (benefit)	(288)	299	(1)		298	10

Net	(509)	585	(15)		570	61

Foreign currency translation adjustments	(8,963)	83	0	(3)	83	(8,880)

Total accumulated other comprehensive loss	$(4,213)	$(4,846)	$853		$(3,993)	$(8,206)

(1)	Transfer of unrealized gains and (losses) from AOCI to income on hedging transactions are included in net sales of tangible products.
(2)	Transfer of unrealized gains and (losses) from AOCI to income on investments are included in investment income.
(3)	Transfer of foreign currency translation gains and (losses) from AOCI to income, are included in foreign exchange.

Note 16 – New Accounting Pronouncements

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

In February 2013, the FASB issued update 2013-02, ASC 220, Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This updated guidance sets requirements for presentation for significant items reclassified to net income in their entirety during the period and for items not reclassified to net income in their entirety during period. This standard is effective for annual and interim periods beginning after December 15, 2012. The adoption of this standard includes additional disclosures in the notes to the consolidated financial statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations: First Quarter of 2013 versus First Quarter of 2012

Consolidated Results of Operations

(Amounts in thousands, except percentages):

	Three Months Ended
	March 30, 2013	March 31, 2012	Percent Change	Percent of Net Sales - 2013	Percent of Net Sales - 2012
Net Sales
Net sales of tangible products	$225,121	$232,476	(3.2)	95.0	95.3
Revenue from services & software	11,816	11,399	3.7	5.0	4.7

Total net sales	236,937	243,875	(2.8)	100.0	100.0
Cost of Sales
Cost of sales of tangible products	117,111	119,033	(1.6)	49.4	48.8
Cost of services & software	6,761	4,959	36.3	2.9	2.0

Total cost of sales	123,872	123,992	(0.1)	52.3	50.8

Gross profit	113,065	119,883	(5.7)	47.7	49.2
Operating expenses	84,889	77,874	9.0	35.8	31.9

Operating income	28,176	42,009	(32.9)	11.9	17.3
Other income (expense)	588	(114)	N/M	0.2	0.0

Income before income taxes	28,764	41,895	(31.3)	12.1	17.3
Income taxes	5,222	11,731	(55.5)	2.2	4.9

Net income	$23,542	$30,164	(22.0)	9.9	12.4

Diluted earnings per share	$0.46	$0.58	(20.7)

Consolidated Results of Operations – First quarter

Sales

Net sales for the first quarter of 2013, compared with the corresponding 2012 quarter, declined 2.8% primarily due to a struggling European economy. Zebra experienced reduced sales to its significant customers in the first quarter of 2013 versus the first quarter of 2012. The decrease in sales was attributable to 8.0% decline in hardware sales offset by a 14.3% growth in supplies including labels, card printer supplies and aftermarket parts. Printer unit volume increased 0.7% from the first quarter of 2012 primarily due to volume increases in desktop, kiosk, and card printers.

Sales by product category were as follows (amounts in thousands, except percentages):

	Three Months Ended
Product Category	March 30, 2013	March 31, 2012	Percent Change	Percent of Net Sales - 2013	Percent of Net Sales - 2012
Hardware	$166,692	$181,196	(8.0)	70.3	74.3
Supplies	57,123	49,962	14.3	24.1	20.5
Service and software	11,816	11,399	3.7	5.0	4.7

Subtotal products	235,631	242,557	(2.9)	99.4	99.5
Shipping and handling	1,306	1,318	(0.9)	0.6	0.5

Total net sales	$236,937	$243,875	(2.8)	100.0	100.0

Sales declines in Europe, Middle East and Africa (EMEA) and Asia Pacific were primarily from challenged business environments which were slightly offset by increased sales in North America and Latin America. Sales increased in Latin America in part from expanded geographic coverage, with notable increases in desktop, kiosk, and mobile printers. Sales in North America increased due to increased sales in supplies, desktop and kiosk printers.

Sales to customers by geographic region were as follows (in thousands, except percentages):

	Three Months Ended
Geographic Region	March 30, 2013	March 31, 2012	Percent Change	Percent of Net Sales - 2013	Percent of Net Sales - 2012
Europe, Middle East and Africa	$77,673	$86,121	(9.8)	32.8	35.3
Latin America	23,131	22,287	3.8	9.8	9.1
Asia-Pacific	32,909	33,148	(0.7)	13.9	13.6

Total International	133,713	141,556	(5.5)	56.5	58.0
North America	103,224	102,319	0.9	43.5	42.0

Total net sales	$236,937	$243,875	(2.8)	100.0	100.0

Gross Profit

Gross profit of 47.7%, versus 49.2% in 2012, reflects lower sales across EMEA and Asia Pacific regions in addition to changes in product mix.

Printer unit volumes and average selling price information is summarized below:

	Three Months Ended
	March 30, 2013	March 31, 2012	Percent Change
Total printers shipped	299,633	297,669	0.7
Average selling price of printers shipped	$469	$503	(6.7)

For the first quarter of 2013, unit volumes increased compared to the first quarter of 2012, with notable volume increases in desktop and card printers. The decrease in average selling price is a result of a change in product mix toward lower priced products in the 2013 quarter compared to the 2012 quarter. However, within product category, pricing remains stable.

Operating Expenses

Operating expenses for the quarter increased 9.0% due mainly to greater costs in all operating expense categories. Several expense types accounted for these increases, including compensation costs, outside professional services, project expenses, and travel and entertainment. These increases are principally related to activities supporting Zebra’s geographic expansion and market development activities. Amortization increases relate to intangible asset increases as a result of acquisitions in the second half of 2012. Acquisition costs relate to investigated and completed acquisitions. Exit and restructuring costs in 2013 relate to the relocation and consolidation of our supply chain operations to APAC, sales operations restructuring and corporate restructuring.

Operating expenses are summarized below (in thousands, except percentages):

	Three Months Ended
Operating Expenses	March 30, 2013	March 31, 2012	Percent Change	Percent of Net Sales 2013	Percent of Net Sales 2012
Selling and marketing	$33,515	$32,114	4.4	14.1	13.2
Research and development	21,858	20,416	7.1	9.2	8.4
General and administrative	25,276	24,320	3.9	10.7	10.0
Amortization of intangible assets	1,863	770	141.9	0.8	0.3
Acquisition costs	482	254	89.8	0.2	0.1
Exit and restructuring	1,895	0	N/M	0.8	0.0

Total operating expenses	$84,889	$77,874	9.0	35.8	31.9

Operating Income

The operating income decreased for the first quarter of 2013 versus 2012 as a result of decreased sales and higher operating expenses.

Other Income (Expense)

Investment income increased slightly from higher cash and investment amounts in 2013 compared with 2012 as a result of increased cash provided by operating activities.

Zebra’s non-operating income and expense items are summarized in the following table (in thousands):

	Three Months Ended
	March 30, 2013	March 31, 2012
Investment income	$677	$592
Foreign exchange loss	(98)	(342)
Other, net	9	(364)

Total other income (expense)	$588	$(114)

Income Taxes

The effective income tax rate for the first quarter of 2013 was 18.2% compared with 28.0% for the first quarter of 2012. The 2013 effective rate reflects higher profits in lower rate international jurisdictions and reinstatement of the US R&D tax credit during the quarter retroactive to January 2012 which resulted in a one-time credit of approximately $400,000 or a reduction to the effective tax rate of 1.3%.

Liquidity and Capital Resources

(Amounts in thousands, except percentages):

	Three Months Ended
Rate of Return Analysis:	March 30, 2013	March 31, 2012
Average cash and marketable securities balances	$405,820	$344,470
Annualized rate of return	0.7%	0.7%

Average cash and marketable securities balances for the first three months of 2013 increased compared to 2012 as a result of increased cash and marketable securities in 2013 versus comparable levels in 2012.

As of March 30, 2013, Zebra had $417,564,000 in cash and investments and marketable securities, compared with $394,075,000 at December 31, 2012. Factors affecting cash and investment balances during the first three months of 2013 include the following (changes below include the impact of foreign currency):

•	Inventories decreased $6,943,000 due to decreases in raw materials and finished goods.

•	Accounts payable decreased $7,119,000 due to the timing of payments at period end.

•	Accrued liabilities decreased $12,787,000 due to the timing of annual bonus payments and regular payroll.

•	Purchases of treasury shares totaled $3,888,000.

•	Stock option exercises and purchases under the stock purchase plan contributed $5,913,000.

Management believes that existing capital resources and funds generated from operations are sufficient to finance anticipated capital requirements.

Zebra earns a significant amount of our operating income outside of the U.S., which is deemed to be permanently reinvested in foreign jurisdictions. Zebra does not intend to repatriate funds, however, should Zebra require more capital in the U.S. than is generated by our operations locally, Zebra could elect to repatriate funds held in foreign jurisdictions or raise capital in the U.S. through debt or equity issuances. Repatriation would result in higher effective tax rates. Borrowing in the U.S. would result in increased interest expense.

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

Investments and Marketable Securities

Investments and marketable securities at March 30, 2013, consisted of the following:

U.S. government and agency securities	28.5%
Obligations of government-sponsored enterprises (1)	3.0%
State and municipal bonds	30.3%
Corporate securities	38.2%

(1)	Includes investments in notes issued by the Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association, the Federal Farm Credit Banks and the Federal Home Loan Bank.

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

Zebra’s investments in marketable debt securities are classified as available-for-sale except for securities held in Zebra’s deferred compensation plan, which are considered to be trading securities. Investments in marketable debt securities are classified based on intent and ability to sell investment securities. Zebra’s available-for-sale securities are used to fund further acquisitions and other operating needs and therefore can be sold prior to maturity. Investments in marketable debt securities for which Zebra intends to sell within the next year are classified as current and those that we intend to hold in excess of one-year are classified as non-current.

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

We reserve for estimated credit losses based upon historical experience and specific customer collection issues. Over the last three years, accounts receivable reserves varied from 0.4% to 1.2% of total accounts receivable. Accounts receivable reserves as of March 30, 2013, were $795,000, or 0.5% of the balance due. Accounts receivable reserves as of December 31, 2012, were $669,000, or 0.4% of the balance due. We believe our reserve level is appropriate considering the quality of the portfolio as of March 30, 2013. While credit losses have historically been within expectations and the provisions established, we cannot guarantee that our credit loss experience will continue to be consistent with historical experience.

Inventories

We value our inventories at the lower of the actual cost to purchase or manufacture using the first-in, first-out (FIFO) method, or the current estimated market value. We review inventory quantities on hand and record a provision for excess and obsolete inventory based on forecasts of product demand and production requirements for the subsequent twelve months.

Over the last three years, our reserves for excess and obsolete inventories have ranged from 8.0% to 11.9% of gross inventory. As of March 30, 2013, inventory reserves were $13,819,000, or 10.6% of gross inventory compared to inventory reserves of $13,655,000, or 10.0% of gross inventory as of December 31, 2012. We believe our reserve level is appropriate considering the quantities and quality of the inventories as of March 30, 2013.

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

If Zebra believes that one or more of the above indicators of impairment have occurred, we perform an impairment test. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. We generally determine the fair value of our reporting units using three valuation methods: Income Approach – Discounted Cash Flow Analysis, Market Approach – Guideline Public Company Method, and Market Approach – Comparative Transactions Method. The approach defined below is based upon our last impairment test conducted in June 2012 as of the end of May 2012. Zebra performed an interim impairment test in October 2012 for its smaller reporting unit as of the end of September 2012. The October 2012 test only utilized the income approach as discussed below.

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

We test the impairment of goodwill each year as of the end of May or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Zebra has two reporting units required for its annual goodwill impairment test. We completed our annual assessment during June 2012 and determined that our goodwill was not impaired as of the end of May 2012. As part of Zebra’s annual impairment test in the second quarter of 2012, Management determined that the larger of the two reporting units’ fair value exceeded its carrying value by a significant amount. The second smaller reporting unit’s amount by which the fair value exceeded the carrying value ranged from approximately 8% under the Income Approach to 31% under the Market Approach.

Due to the deterioration in the smaller reporting unit’s operating results during the third quarter of 2012, failing to meet our forecasted revenues and operating expenses, and a decline in expected growth rates, our fair value calculation for the smaller reporting unit changed and we determined our goodwill associated with the smaller reporting unit was impaired. The above impairment indicators led us to conclude an interim goodwill test was necessary. Zebra performed the first step of the impairment test which failed. As a result, Zebra also performed a second step analysis and recorded a goodwill impairment charge of $9,114,000 as of September 29, 2012. After this impairment charge, there is no remaining goodwill in the smaller reporting unit.

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

Net intangible assets, long-lived assets and goodwill amounted to $233,284,000 as of March 30, 2013.

Income Taxes

Zebra has identified, evaluated, and measured the amount of income tax benefits to be recognized for all of our income tax positions. Included in deferred tax assets are amounts related to federal and state net operating losses that resulted from our acquisition of WhereNet Corp. Zebra’s intention is to utilize these net operating loss carryforwards to offset future income taxes.

Zebra earns a significant amount of our operating income outside of the U.S., which is deemed to be permanently reinvested in foreign jurisdictions. Zebra does not intend to repatriate funds, however, should Zebra require more capital in the U.S. than is generated by our operations locally, Zebra could elect to repatriate funds held in foreign jurisdictions or raise capital in the U.S. through debt or equity issuances. Repatriation would result in higher effective tax rates. Borrowing in the U.S. would result in increased interest expense.

An audit of U.S. federal tax returns for years 2008 through 2010 was completed in 2012. The tax years 2009 through 2011 remain open to examination by multiple state taxing jurisdictions. Tax authorities in the United Kingdom have completed income tax audits for tax years through 2011.

Zebra’s continuing practice is to recognize interest and/or penalties related to income tax matters as part of income tax expense. For the three month ended March 30, 2013 and March 31, 2012, we did not accrue any interest or penalties into income tax expense.

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

	Three Months Ended
	March 30, 2013	March 31, 2012
Effective tax rate	18.2%	28.0%

The 2013 effective rate reflects higher profits in lower rate international jurisdictions, a rate decrease related to the 2012 second quarter implementation of a new structure for Zebra’s international subsidiaries, and reinstatement of the US R&D tax credit during the quarter retroactive to January 2012 which resulted in a one-time credit of approximately $400,000 or a reduction to the effective tax rate of 1.3%.

Significant Customer

Our net sales to significant customers as a percentage of total net sales were as follows:

	Three Months Ended
	March 30, 2013	March 31, 2012
Customer A	16.6%	21.5%
Customer B	12.0%	11.0%
Customer C	11.9%	9.7%

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

When used in this document and documents referenced, the words “anticipate,” “believe,” “estimate,” “will” and “expect” and similar expressions as they relate to Zebra or its management are intended to identify such forward-looking statements. We encourage readers of this report to review Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, for a further discussion of issues that could affect Zebra’s future results. Zebra undertakes no obligation, other than as may be required by law, to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this report.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There were no material changes in Zebra’s market risk during the quarter ended March 30, 2013. For additional information on market risk, refer to the “Quantitative and Qualitative Disclosures About Market Risk” section of our Form 10-K for the year ended December 31, 2012.

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

Changes in Internal Control over Financial Reporting

During the quarter covered by this report, there have been no changes in our internal controls that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

In addition to the other information included in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, and the factors identified under “Safe Harbor” at the end of Item 2 of Part I of this Quarterly Report on Form 10-Q, which could materially affect our business, financial condition, cash flows or results of operations. The risks described in our Annual Report on Form 10-K are not the only risks facing Zebra. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, cash flows and/or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Treasury Shares

During the first quarter of 2013, Zebra purchased 87,254 shares of Zebra’s Class A Common Stock at a weighted average share price of $44.56 per share, as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum number of shares that may yet be purchased under the program
January 2013 (January 1 – January 26)	0	$0.00	0	2,022,336
February 2013 (January 27 – February 23)	0	$0.00	0	2,022,336
March 2013 (February 24 – March 30)	87,254	$44.56	87,254	1,935,082

(1)	On November 4, 2011, Zebra’s Board authorized the purchase of up to an additional 3,000,000 shares under our stock repurchase program. This authorization does not have an expiration date.

(2)	During the first quarter, Zebra acquired 5,851 shares of Zebra Class A Common Stock through the withholding of shares necessary to satisfy tax withholding obligations upon the vesting of restricted stock awards. These shares were acquired at an average price of $42.69 per share.

Item 6.	Exhibits

10.1	Form of 2013 time-vested stock appreciation rights agreement for employees other than CEO. +

10.2	Form of 2013 time-vested restricted stock agreement for employees other than CEO. +

10.3	Form of 2013 performance-based restricted stock agreement for employees other than CEO. +

10.4	Form of 2013 time-vested stock appreciation rights agreement for CEO. +

10.5	Form of 2013 time-vested restricted stock agreement for CEO. +

10.6	Form of 2013 performance-based restricted stock agreement for CEO. +

10.7	Amendment to the lease between the Company and BLDG Vernon LLC and Bacael Vernon LLC for the Company’s facility in Vernon Hills, Illinois, dated as of November 26, 2012.

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following financial information from Zebra Technologies Corporation Quarterly Report on Form 10-Q, for the quarter ended March 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the consolidated balance sheets; (ii) the consolidated statements of earnings; (iii) the consolidated statements of comprehensive income; (iv) the consolidated statements of cash Flows; and (v) notes to consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZEBRA TECHNOLOGIES CORPORATION

Date: May 2, 2013	By:	/s/ Anders Gustafsson
Anders Gustafsson
Chief Executive Officer

Date: May 2, 2013	By:	/s/ Michael C. Smiley
Michael C. Smiley
Chief Financial Officer