Form 10-Q
period 2013-06-29
ZEBRA TECHNOLOGIES CORP
filed 2013-08-06
CIK 877212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2013

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

As of July 26, 2013, there were 50,768,805 shares of Class A Common Stock, $.01 par value, outstanding.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

QUARTER ENDED JUNE 29, 2013

PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	June 29, 2013	December 31, 2012
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$55,886	$64,740
Investments and marketable securities	389,799	324,140
Accounts receivable, net	170,856	168,732
Inventories, net	109,149	123,357
Deferred income taxes	13,190	13,484
Income taxes receivable	7,481	0
Prepaid expenses and other current assets	16,246	16,410

Total current assets	762,607	710,863

Property and equipment at cost, less accumulated depreciation and amortization	101,737	101,349
Long-term deferred income taxes	0	2,602
Goodwill	94,942	94,942
Other intangibles, net	35,425	39,151
Long-term investments and marketable securities	8,353	5,195
Other assets	15,491	13,646

Total assets	$1,018,555	$967,748

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$31,945	$23,045
Accrued liabilities	50,584	57,234
Deferred revenue	12,416	13,326
Income taxes payable	6,870	1,609

Total current liabilities	101,815	95,214
Long-term deferred tax liability	1,544	0
Deferred rent	1,332	1,303
Other long-term liabilities	17,285	14,229

Total liabilities	121,976	110,746

Stockholders’ equity:
Preferred Stock	0	0
Class A Common Stock	722	722
Additional paid-in capital	137,342	139,523
Treasury stock	(654,518)	(641,438)
Retained earnings	1,422,628	1,368,520
Accumulated other comprehensive loss	(9,595)	(10,325)

Total stockholders’ equity	896,579	857,002

Total liabilities and stockholders’ equity	$1,018,555	$967,748

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Net sales:
Net sales of tangible products	$239,909	$234,708	$465,030	$467,184
Revenue from services and software	13,251	12,369	25,067	23,768

Total net sales	253,160	247,077	490,097	490,952

Cost of sales:
Cost of sales of tangible products	125,664	119,980	242,775	239,013
Cost of services and software	6,589	6,720	13,350	11,679

Total cost of sales	132,253	126,700	256,125	250,692

Gross profit	120,907	120,377	233,972	240,260

Operating expenses:
Selling and marketing	33,830	32,158	67,345	64,272
Research and development	23,201	22,336	45,059	42,752
General and administrative	24,053	24,402	49,329	48,722
Amortization of intangible assets	1,863	770	3,726	1,540
Acquisition costs	618	1,252	1,100	1,506
Exit and restructuring costs	1,101	0	2,996	0

Total operating expenses	84,666	80,918	169,555	158,792

Operating income	36,241	39,459	64,417	81,468

Other income (expense):
Investment income	473	826	1,150	1,418
Foreign exchange loss	(462)	(80)	(560)	(422)
Other, net	1,464	(486)	1,473	(850)

Total other income	1,475	260	2,063	146

Income from continuing operations before income taxes	37,716	39,719	66,480	81,614
Income taxes	7,158	9,366	12,380	21,097

Income from continuing operations	30,558	30,353	54,100	60,517
Income from discontinued operations, net of tax	8	300	8	300

Net income	$30,566	$30,653	$54,108	$60,817

Basic earnings per share:
Income from continuing operations	$0.60	$0.58	$1.06	$1.16
Income from discontinued operations	0.00	0.01	0.00	0.01

Net income	$0.60	$0.59	$1.06	$1.17

Diluted earnings per share:
Income from continuing operations	$0.60	$0.58	$1.05	$1.16
Income from discontinued operations	0.00	0.01	0.00	0.01

Net income	$0.60	$0.59	$1.05	$1.17

Basic weighted average shares outstanding	50,900	51,771	50,929	51,881
Diluted weighted average and equivalent shares outstanding	51,283	52,030	51,310	52,156

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Net income	$30,566	$30,653	$54,108	$60,817
Other comprehensive income (loss):
Unrealized gains (losses) on hedging transactions, net of income taxes	(391)	2,400	1,352	(2,246)
Unrealized holding gains (losses) on investments, net of income taxes	(867)	(46)	(939)	524
Foreign currency translation adjustment	223	105	317	188

Comprehensive income	$29,531	$33,112	$54,838	$59,283

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Six Months Ended
	June 29, 2013	June 30, 2012
Cash flows from operating activities:
Net income	$54,108	$60,817
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	15,412	11,964
Share-based compensation	6,504	8,045
Excess tax benefit from share-based compensation	(3,727)	(1,358)
Loss on sale of property and equipment	182	147
Gain on sale of business	0	(613)
Deferred income taxes	4,439	367
Changes in assets and liabilities:
Accounts receivable, net	(1,976)	(657)
Inventories, net	14,190	16,599
Other assets	1,313	527
Accounts payable	3,263	(9,594)
Accrued liabilities	(6,094)	(11,422)
Deferred revenue	1,585	1,460
Income taxes	476	10,714
Other operating activities	1,381	(2,341)

Net cash provided by operating activities	91,056	84,655

Cash flows from investing activities:
Purchases of property and equipment	(8,547)	(10,599)
Proceeds from the sale of business	0	13,790
Acquisition of intangible assets	(500)	0
Purchase of long-term equity investment	(604)	(5,000)
Purchases of investments and marketable securities	(231,174)	(313,863)
Maturities of investments and marketable securities	19,188	228,105
Proceeds from sales of investments and marketable securities	142,230	95,106

Net cash provided by (used in) investing activities	(79,407)	7,539

Cash flows from financing activities:
Purchase of treasury stock	(28,563)	(24,645)
Proceeds from exercise of stock options and stock purchase plan purchases	4,104	142
Excess tax benefit from share-based compensation	3,727	1,358

Net cash used in financing activities	(20,732)	(23,145)

Effect of exchange rate changes on cash	229	(99)

Net increase (decrease) in cash and cash equivalents	(8,854)	68,950
Cash and cash equivalents at beginning of period	64,740	36,418

Cash and cash equivalents at end of period	$55,886	$105,368

Supplemental disclosures of cash flow information:
Income taxes paid	$5,346	$13,479

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

The consolidated balance sheet as of December 31, 2012, included in this Form 10-Q is taken from the audited consolidated balance sheet in our Form 10-K. These interim financial statements include all adjustments (of a normal, recurring nature) necessary to present fairly Zebra’s consolidated financial position as of June 29, 2013, the consolidated statements of earnings for the three and six months ended June 29, 2013 and June 30, 2012, and consolidated statements of comprehensive income for the three and six months ended June 29, 2013 and June 30, 2012, and the consolidated statements of cash flows for the six months ended June 29, 2013 and June 30, 2012. These results, however, are not necessarily indicative of results for the full year.

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

In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as consider counterparty credit risk in the assessment of fair value. Included in our investment portfolio at June 29, 2013, is an auction rate security which is classified as available for sale and is reflected at fair value. Due to events in credit markets, however, the auction event for the instrument held by Zebra is failed. Therefore, the fair value of this security is estimated utilizing broker quotations, discounted cash flow analysis or other types of valuation adjustment methodologies at June 29, 2013. These analyses consider, among other items, the collateral underlying the security instruments, the creditworthiness of the counterparty, the timing of expected future cash flows, estimates of the next time the security is expected to have a successful auction, and Zebra’s intent and ability to hold such securities until credit markets improve. The security was also compared, when possible, to other securities with similar characteristics.

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

Financial assets and liabilities carried at fair value as of June 29, 2013, are classified below (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
U.S. Government and agency securities	$100,262	$0	$0	$100,262
Obligations of government-sponsored enterprises (1)	0	13,914	0	13,914
State and municipal bonds	0	108,963	0	108,963
Corporate securities	0	161,447	2,588	164,035
Other investments	0	10,978	0	10,978

Investments subtotal	100,262	295,302	2,588	398,152
Money market investments related to the deferred compensation plan	4,103	0	0	4,103

Total assets at fair value	$104,365	$295,302	$2,588	$402,255

Liabilities:
Forward contracts (2)	$669	$(312)	$0	$357
Liabilities related to the deferred compensation plan	4,103	0	0	4,103

Total liabilities at fair value	$4,772	$(312)	$0	$4,460

Financial assets and liabilities carried at fair value as of December 31, 2012, are classified below (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
U.S. Government and agency securities	$83,532	$0	$0	$83,532
Obligations of government-sponsored enterprises (1)	0	4,840	0	4,840
State and municipal bonds	0	96,516	0	96,516
Corporate securities	0	128,368	2,588	130,956
Other investments	0	13,491	0	13,491

Investments subtotal	83,532	243,215	2,588	329,335
Money market investments related to the deferred compensation plan	3,553	0	0	3,553

Total assets at fair value	$87,085	$243,215	$2,588	$332,888

Liabilities:
Forward contracts (2)	$1,174	$871	$0	$2,045
Liabilities related to the deferred compensation plan	3,553	0	0	3,553

Total liabilities at fair value	$4,727	$871	$0	$5,598

1)	Includes investments in notes issued by the Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association, the Federal Farm Credit Banks and the Federal Home Loan Bank.

2)	The fair value of forward contracts are calculated as follows:

a.	Fair value of a collar or put option contract associated with forecasted sales hedges are calculated using bid and ask rates for similar contracts.

b.	Fair value of regular forward contracts associated with forecasted sales hedges are calculated using the period-end exchange rate adjusted for current forward points.

c.	Fair value of balance sheet hedges are calculated at the period end exchange rate adjusted for current forward points unless the hedge has been traded but not settled at period end. If this is the case, the fair value is calculated at the rate at which the hedge is being settled.

The following table presents Zebra’s activity for assets measured at fair value on a recurring basis using significant unobservable inputs, Level 3, for the following periods (in thousands):

	Six Months Ended
	June 29, 2013	June 30, 2012
Balance at beginning of the year	$2,588	$2,588
Transfers to Level 3	0	0
Total losses (realized or unrealized):
Included in earnings	0	0
Included in other comprehensive income (loss)	0	0
Purchases and settlements (net)	0	0

Balance at end of period	$2,588	$2,588

Total gains and (losses) for the period included in earnings attributable to the change in unrealized losses relating to assets still held at end of period	$0	$0

The following is a summary of short-term and long-term investments (in thousands):

	As of June 29, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government and agency securities	$100,275	$22	$(35)	$100,262
Obligations of government-sponsored enterprises	13,905	9	0	13,914
State and municipal bonds	109,106	102	(245)	108,963
Corporate securities	164,747	346	(1,058)	164,035
Other investments	10,964	19	(5)	10,978

Total investments	$398,997	$498	$(1,343)	$398,152

	As of December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government and agency securities	$83,499	$33	$0	$83,532
Obligations of government-sponsored enterprises	4,830	10	0	4,840
State and municipal bonds	96,383	161	(28)	96,516
Corporate securities	130,634	790	(468)	130,956
Other investments	13,450	44	(3)	13,491

Total investments	$328,796	$1,038	$(499)	$329,335

The maturity dates of investments are as follows (in thousands):

	As of June 29, 2013
	Amortized Cost	Estimated Fair Value
Less than 1 year	$143,924	$144,074
1 to 5 years	246,137	245,725
6 to 10 years	8,936	8,353
Thereafter	0	0

Total	$398,997	$398,152

The carrying value for Zebra’s financial instruments classified as current assets (other than short-term investments) and current liabilities approximate fair value due to their short maturities.

Note 3 – Investments and Marketable Securities

Investments in marketable debt securities are classified based on intent and ability to sell the investment securities. Zebra’s available-for-sale securities are used to fund further acquisitions and other operating needs and therefore may be sold prior to maturity. Investments in marketable debt securities for which Zebra intends to sell within the next year are classified as current and those that we intend to hold in excess of one-year are classified as non-current.

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

Included in Zebra’s cash and investments and marketable securities are amounts held by foreign subsidiaries which are generally invested in U.S. dollar-denominated holdings. Zebra had foreign cash and investments of $206,001,000 as of June 29, 2013, and $173,483,000 as of December 31, 2012. Amounts held by foreign subsidiaries are generally subject to U.S. income taxation upon repatriation, however, Zebra does not see a need to repatriate these funds.

Note 4 – Accounts Receivable

The components of accounts receivable are as follows (in thousands):

	As of
	June 29, 2013	December 31, 2012
Accounts receivable, gross	$171,841	$169,401
Accounts receivable reserves	(985)	(669)

Accounts receivable, net	$170,856	$168,732

Note 5 – Inventories

The components of inventories are as follows (in thousands):

	As of
	June 29, 2013	December 31, 2012
Raw material	$34,173	$31,350
Work in process	948	921
Deferred costs of long-term contracts	409	604
Finished goods	87,191	104,137

Inventories, gross	122,721	137,012
Inventory reserves	(13,572)	(13,655)

Inventories, net	$109,149	$123,357

Note 6 - Goodwill and Other Intangible Assets

Intangible assets are as follows (in thousands):

	As of June 29, 2013
	Gross Amount	Accumulated Amortization	Net Amount
Current technology	$18,978	$(13,226)	$5,752
Patent and patent rights	29,569	(16,302)	13,267
Customer relationships	20,493	(4,087)	16,406

Other intangibles, net	$69,040	$(33,615)	$35,425

Amortization expense for the six months ended June 29, 2013		$3,726

	As of December 31, 2012
	Gross Amount	Accumulated Amortization	Net Amount
Current technology	$18,978	$(12,391)	$6,587
Patent and patent rights	29,569	(14,618)	14,951
Customer relationships	20,493	(2,880)	17,613

Other intangibles, net	$69,040	$(29,889)	$39,151

Amortization expense for the six months ended June 30, 2012		$1,540

Zebra has $94,942,000 of goodwill recorded as of June 29, 2013 and December 31, 2012.

We test goodwill for impairment on an annual basis or more frequently if we believe indicators of impairment exist. We performed our assessment in accordance with Accounting Standards update (ASU) 2011-08, which allows for the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether the fair value needs to be reassessed. We performed our qualitative assessment in June 2013 and determined that our goodwill was not impaired as of the end of May 2013.

Note 7 – Costs Associated with Exit and Restructuring Activities

In December 2012, we began a plan, “2012 restructuring plan,” to restructure our Location Solutions business management structure. We also announced a project to further optimize our manufacturing operations, which includes the consolidation and relocation of support functions.

During the third quarter of 2012, the Location Solutions revenue decreased from our previous business plans. The Locations Solutions 2012 restructuring plan was initiated as expected revenue increases failed to be realized due to slower than anticipated growth in the automotive and process manufacturing industries, weakness in the government sector, and lack of near term improvement related to Location Solutions.

In the second quarter of 2013 management determined that additional restructuring actions would be required to meet our financial goals for the Location Solutions business.

During 2007, Zebra began a plan to outsource printer manufacturing which was completed during 2010. During the fourth quarter of 2012, we determined that further supply chain cost reductions were possible by moving certain supply chain support operations closer to our contract printer manufacturer.

The costs below incurred for the year ended December 31, 2012, represent the costs related to the restructuring of our Location Solutions business management structure. Costs incurred for 2013 and costs expected to be incurred relate to the following: restructuring of Zebra’s manufacturing operations, relocation of a significant portion of Zebra’s supply chain operations from the U.S. to China, consolidating activities domestically, restructuring of our sales operations and corporate restructuring as well as an amendment to the Location Solutions “2012 restructuring plan” adding additional restructuring charges to be incurred.

There were no exit and restructuring costs for 2012, exit and restructuring costs for 2013 are as follows:

	Three Months Ended June 29, 2013	Six Months Ended June 29, 2013
Severance, stay bonuses, and other employee-related expenses	$1,036	$2,898
Professional services	54	66
Relocation and transition costs	11	32

Total	$1,101	$2,996

As of June 29, 2013, we have incurred the following exit and restructuring costs related to the Location Solutions business management structure and manufacturing operations relocation and restructuring (in thousands):

Type of Cost	Cost incurred through December 31, 2012	Costs incurred for the six months ended June 29, 2013	Total costs incurred as of June 29, 2013	Additional costs expected to be incurred	Total costs expected to be incurred
Severance, stay bonuses, and other employee-related expenses	$960	$2,898	$3,858	$2,702	$6,560
Professional services	0	66	66	244	310
Relocation and transition costs	0	32	32	748	780

Total	$960	$2,996	$3,956	$3,694	$7,650

Liabilities and expenses below relate to the 2011 and 2012 exit and restructuring plans (in thousands):

	Six Months Ended
	June 29, 2013	June 30, 2012
Balance at beginning of period	$967	$1,048
Charged to earnings	2,996	0
Cash paid	(3,175)	(380)

Balance at the end of period	$788	$668

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

Hedging of Net Assets

We use forward contracts to manage exposure related to our pound and euro denominated net assets. Forward contracts typically mature within three months after execution of the contracts. We record gains and losses on these contracts in income each quarter along with the transaction gains and losses related to our net asset positions, which would ordinarily offset each other.

Summary financial information related to these activities included in our consolidated statement of earnings as other income (expense) is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Change in gains (losses) from foreign exchange derivatives	$(862)	$3,476	$719	$1,441
Gain (loss) on net foreign currency assets	400	(3,556)	(1,279)	(1,863)

Foreign exchange loss	$(462)	$(80)	$(560)	$(422)

	As of
	June 29, 2013	December 31, 2012
Notional balance of outstanding contracts:
Pound/US dollar	£666	£3,810
Euro/US dollar	€39,544	€37,598
Net fair value of outstanding contracts	$(170)	$18

Hedging of Anticipated Sales

We manage the exchange rate risk of anticipated euro-denominated sales using purchased options, forward contracts, and participating forwards. We designate these contracts as cash flow hedges which mature within twelve months after the execution of the contracts. Gains and losses on these contracts are deferred in accumulated other comprehensive income until the contracts are settled and the hedged sales are realized. The deferred gains or losses are then reported as an increase or decrease to sales.

Summary financial information related to the cash flow hedges included in accumulated other comprehensive loss is as follows (in thousands):

	As of
	June 29, 2013	June 30, 2012
Unrealized gains (losses) on hedging transactions:
Gross	$1,760	$(3,338)
Income tax expense (benefit)	408	(1,092)

Net	$1,352	$(2,246)

Summary financial information related to the cash flow hedges of future revenues follows (in thousands, except percentages):

	As of
	June 29, 2013	December 31, 2012
Notional balance of outstanding contracts versus the dollar	€87,660	€88,680
Hedge effectiveness	100%	100%

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Net gains (losses) included in net sales	$(900)	$1,492	$(1,947)	$2,649

Forward Contracts

We record our forward contracts at fair value on our consolidated balance sheet as either short-term other assets or other liabilities, depending upon the fair value calculation as detailed in Note 2 of Zebra’s financial statements. The amounts recorded on our consolidated balance sheet are as follows (in thousands):

	As of
	June 29, 2013	December 31, 2012
Liabilities:
Accrued liabilities	$357	$2,045

Total	$357	$2,045

Note 9 – Warranty

In general, Zebra provides warranty coverage of one year on printers against defects in material and workmanship. Printheads are warranted for six months and batteries are warranted for one year. Battery based products, such as location tags, are covered by a 90-day warranty. A provision for warranty expense is recorded at the time of sale and adjusted quarterly based on historical warranty experience.

The following table is a summary of Zebra’s accrued warranty obligation (in thousands):

	Six Months Ended
	June 29, 2013	June 30, 2012
Balance at the beginning of the year	$4,252	$4,613
Warranty expense	3,615	3,279
Warranty payments	(3,564)	(3,612)

Balance at the end of the period	$4,303	$4,280

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

Note 11 – Stockholders’ Equity

Share count and par value data related to stockholders’ equity are as follows:

	As of
	June 29, 2013	December 31, 2012
Preferred Stock
Par value per share	$0.01	$0.01
Shares authorized	10,000,000	10,000,000
Shares outstanding	0	0
Common Stock - Class A
Par value per share	$0.01	$0.01
Shares authorized	150,000,000	150,000,000
Shares issued	72,151,857	72,151,857
Shares outstanding	50,782,000	50,908,267
Treasury stock
Shares held	21,369,857	21,243,590

During the six month period ended June 29, 2013, Zebra purchased 627,042 shares of common stock for $28,563,000 under a board-authorized share repurchase plan. For the six month period ended June 30, 2012, we purchased 673,863 shares of common stock for $24,645,000.

A roll forward of Class A common shares outstanding is as follows:

	Six Months Ended
	June 29, 2013	June 30, 2012
Balance at the beginning of the year	50,908,267	52,095,166
Repurchases	(627,042)	(673,863)
Stock option and ESPP issuances	431,973	98,315
Restricted share issuances	238,325	231,243
Restricted share forfeitures	(5,008)	(5,655)
Shares withheld for tax obligations	(164,515)	(61,780)

Balance at the end of the period	50,782,000	51,683,426

Note 12 – Earnings Per Share

Earnings per share were computed as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Weighted average shares:
Weighted average common shares outstanding	50,900	51,771	50,929	51,881
Effect of dilutive securities outstanding	383	259	381	275

Diluted weighted average shares outstanding	51,283	52,030	51,310	52,156

Earnings (loss):
Income from continuing operations	$30,558	$30,353	$54,100	$60,517
Income from discontinued operations	8	300	8	300

Net income	$30,566	$30,653	$54,108	$60,817

Basic per share amounts:
Income from continuing operations	$0.60	$0.58	$1.06	$1.16
Income from discontinued operations	0.00	0.01	0.00	0.01

Net income	$0.60	$0.59	$1.06	$1.17

Diluted per share amounts:
Income from continuing operations	$0.60	$0.58	$1.05	$1.16
Income from discontinued operations	0.00	0.01	0.00	0.01

Net income	$0.60	$0.59	$1.05	$1.17

Potentially dilutive securities excluded from the earnings per share calculation consist of stock options and stock appreciation rights (SARs) with an exercise price greater than the average market closing price of the Class A common stock. These excluded options and SARs were as follows:

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Potentially dilutive shares	899,000	2,183,000	905,000	1,799,000

Note 13 – Share-Based Compensation

Zebra has a share-based compensation plan and a stock purchase plan. Zebra recognizes compensation costs using the straight-line method over the vesting period of up to five years.

The compensation expense and the related tax benefit for share-based payments were included in the Consolidated Statement of Earnings as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Cost of sales	$276	$298	$460	$533
Selling and marketing	541	399	1,006	760
Research and development	459	434	784	822
General and administrative	3,082	3,114	4,254	5,930

Total compensation	$4,358	$4,245	$6,504	$8,045

Income tax benefit	$1,523	$1,766	$2,253	$2,786

Cash flows resulting from the tax benefits of tax deductions in excess of the compensation cost recognized (excess tax benefits) are classified as financing cash flows in the statement of cash flows. The tax benefits classified as financing cash flows for the six months ended June 29, 2013 was $3,727,000 and for the six months ended June 30, 2012 was $1,358,000.

The fair value of share-based compensation is estimated on the date of grant using a binomial model. Volatility is based on an average of the implied volatility in the open market and the annualized volatility of Zebra stock prices over our entire stock history. Stock option grants in the table below include both stock options, all of which were non-qualified, and stock appreciation rights (SAR) of which all will be settled in Zebra stock. Restricted stock grants are valued at the market closing price on the date of the grant. The following table shows the weighted-average assumptions used for grants of SARs as well as the fair value of the grants based on those assumptions:

	Six Months Ended
	June 29, 2013	June 30, 2012
Expected dividend yield	0%	0%
Forfeiture rate	10.31%	10.21%
Volatility	32.00%	35.90%
Risk free interest rate	.82%	.94%
Range of interest rates	0.02% - 1.78%	0.07% - 1.95%
Expected weighted-average life	5.42 years	5.48 years
Fair value of stock appreciation rights (SARs) granted	$4,443,000	$5,490,000
Weighted-average grant date fair value of SARs granted	$13.83	$12.84

Stock option activity was as follows:

	Six Months Ended June 29, 2013
Options	Shares	Weighted-Average Exercise Price
Outstanding at beginning of year	1,531,844	$41.69
Exercised	(309,393)	37.53
Expired	(11,998)	47.69

Outstanding at end of period	1,210,453	$42.69

Exercisable at end of period	1,210,453	$42.69

Intrinsic value of exercised options	$2,355,000

The following table summarizes information about stock options outstanding at June 29, 2013:

	Outstanding	Exercisable
Aggregate intrinsic value	$4,074,000	$4,074,000
Weighted-average remaining contractual term	2.8 years	2.8 years

SAR activity was as follows:

	Six Months Ended June 29, 2013
SARs	Shares	Weighted-Average Exercise Price
Outstanding at beginning of year	1,535,804	$31.66
Granted	321,222	46.05
Exercised	(276,879)	25.51
Forfeited	(52,532)	35.79
Expired	(2,580)	33.84

Outstanding at end of period	1,525,035	$35.66

Exercisable at end of period	610,231	$29.70

Intrinsic value of exercised SARs	$5,585,000

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

The following table summarizes information about SARs outstanding at June 29, 2013:

	Outstanding	Exercisable
Aggregate intrinsic value	$14,203,000	$9,148,000
Weighted-average remaining contractual term	8.0 years	7.0 years

Time vested restricted stock award activity was as follows:

	Six Months Ended June 29, 2013
Restricted Stock Awards	Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of year	444,362	$35.43
Granted	163,989	46.07
Released	(156,126)	30.80
Forfeited	(4,149)	36.52

Outstanding at end of period	448,076	$40.92

The terms of Zebra’s restricted stock grants are defined in the Plans and the applicable award agreements. Restricted stock grants consist of time vested restricted stock awards (RSAs) and performance share awards (PSAs). Zebra’s restricted stock awards are expensed over the vesting period of the related award, typically three to five years. Compensation cost is calculated as the market date fair value on the grant date multiplied by the number of shares granted.

Performance share award activity granted under the Plans, are as follows:

	Six Months Ended June 29, 2013
Performance Share Awards	Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of year	265,829	$33.55
Granted	187,794	35.17
Released	(253,484)	27.90
Forfeited	(859)	38.79

Outstanding at end of period	199,280	$42.25

As of
June 29, 2013
Awards granted under Zebra’s equity-based compensation plans:
Unearned compensation costs related to awards granted	$23,264,000
Period expected to be recognized over	2.8 years

The fair value of the purchase rights issued under the stock purchase plan is estimated using the following weighted-average assumptions for purchase rights granted. Expected lives of three months to one year have been used along with these assumptions.

	Six Months Ended
	June 29, 2013	June 30, 2012
Fair market value	$40.94	$35.20
Option price	$38.89	$33.44
Expected dividend yield	0%	0%
Expected volatility	18%	22%
Risk free interest rate	0.06%	0.04%

Note 14 – Income Taxes

Zebra has identified, evaluated, and measured the amount of income tax benefits to be recognized for all of our income tax positions. Included in deferred tax assets are amounts related to federal and state net operating losses acquired as part of our acquisition of WhereNet Corp in 2007. We intend to utilize these net operating loss carryforwards to offset future income taxes.

Zebra earns a significant amount of its operating income outside of the U.S., which is deemed to be permanently reinvested in foreign jurisdictions. We do not intend to repatriate funds, however, should we require more capital in the U.S. than is generated by our operations locally, we could elect to repatriate funds held in foreign jurisdictions or raise capital in the U.S. through debt or equity issuances. Repatriation would result in higher effective tax rates. Borrowing in the U.S. would result in increased interest expense.

An audit of U.S. federal tax returns for years 2008 through 2010 was completed in 2012. The tax years 2009 through 2011 remain open to examination by multiple state taxing jurisdictions. Tax authorities in the United Kingdom have completed income tax audits for tax years through 2011.

Zebra’s continuing practice is to recognize interest and/or penalties related to income tax matters as part of income tax expense. For the six months ended June 29, 2013 and June 30, 2012, we did not accrue any interest or penalties into income tax expense.

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Effective tax rate	19.0%	23.6%	18.6%	25.8%

The effective income tax rate for the first six months of 2013 was 18.6%, compared with 25.8% for the first six months of 2012. The 2013 effective rate reflects higher profits in lower-rate international jurisdictions and reinstatement of the US R&D tax credit during the first quarter of 2013 retroactive to January 2012 which resulted in a one-time credit of approximately $400,000, or a reduction to the effective tax rate of 0.6%.

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

The components of other comprehensive income for the three months ended June 29, 2013 are as follows (in thousands):

	As of March 30, 2013	Gain (Loss) recognized in OCI	Gain (Loss) reclassified from AOCI to income		Three months ended June 29, 2013	As of June 29, 2013
Unrealized gains (losses) on hedging transactions:
Gross	$(311)	$366	$(876	) (1)	$(510)	$(821)
Income tax (benefit)	(72)	100	(219)		(119)	(191)

Net	(239)	266	(657)		(391)	(630)

Unrealized gains (losses) on investments:
Gross	432	(1,371)	95	(2)	(1,276)	(844)
Income tax (benefit)	126	(436)	27		(409)	(283)

Net	306	(935)	68		(867)	(561)

Foreign currency translation adjustments	(8,627)	114	109	(3)	223	(8,404)

Total accumulated other comprehensive loss	$(8,560)	$(555)	$(480)		$(1,035)	$(9,595)

	As of March 30, 2012	Gain (Loss) recognized in OCI	Gain (Loss) reclassified from AOCI to income		Three months ended June 30, 2012	As of June 30, 2012
Unrealized gains (losses) on hedging transactions:
Gross	$817	$1,722	$1,478	(1)	$3,200	$4,017
Income tax (benefit)	204	430	370		800	1,004

Net	613	1,292	1,108		2,400	3,013

Unrealized gains (losses) on investments:
Gross	71	(238)	167	(2)	(71)	0
Income tax (benefit)	10	(86)	61		(25)	(15)

Net	61	(152)	106		(46)	15

Foreign currency translation adjustments	(8,880)	105	0	(3)	105	(8,775)

Total accumulated other comprehensive loss	$(8,206)	$1,245	$1,214		$2,459	$(5,747)

(1)	Transfer of unrealized gains and (losses) from AOCI to income on hedging transactions are included in net sales of tangible products.
(2)	Transfer of unrealized gains and (losses) from AOCI to income on investments are included in investment income.
(3)	Transfer of foreign currency translation gains and (losses) from AOCI to income, are included in foreign exchange.

The components of other comprehensive income for the six months ended June 29, 2013 are as follows (in thousands):

	As of December 31, 2012	Gain (Loss) recognized in OCI	Gain (Loss) reclassified from AOCI to income		Six months ended June 29, 2013	As of June 29, 2013
Unrealized gains (losses) on hedging transactions:
Gross	$(2,581)	$3,658	$(1,898	) (1)	$1,760	$(821)
Income tax (benefit)	(599)	882	(474)		408	(191)

Net	(1,982)	2,776	(1,424)		1,352	(630)

Unrealized gains (losses) on investments:
Gross	540	(1,658)	274	(2)	(1,384)	(844)
Income tax (benefit)	162	(530)	85		(445)	(283)

Net	378	(1,128)	189		(939)	(561)

Foreign currency translation adjustments	(8,721)	208	109	(3)	317	(8,404)

Total accumulated other comprehensive loss	$(10,325)	$1,856	$(1,126)		$730	$(9,595)

	As of December 31, 2011	Gain (Loss) recognized in OCI	Gain (Loss) reclassified from AOCI to income		Six months ended June 30, 2012	As of June 30, 2012
Unrealized gains (losses) on hedging transactions:
Gross	$7,355	$(5,973)	$2,635	(1)	$(3,338)	$4,017
Income tax (benefit)	2,096	(1,751)	659		(1,092)	1,004

Net	5,259	(4,222)	1,976		(2,246)	3,013

Unrealized gains (losses) on investments:
Gross	(797)	646	151	(2)	797	0
Income tax (benefit)	(288)	213	60		273	(15)

Net	(509)	433	91		524	15

Foreign currency translation adjustments	(8,963)	188	0	(3)	188	(8,775)

Total accumulated other comprehensive loss	$(4,213)	$(3,601)	$2,067		$(1,534)	$(5,747)

(1)	Transfer of unrealized gains and (losses) from AOCI to income on hedging transactions are included in net sales of tangible products.
(2)	Transfer of unrealized gains and (losses) from AOCI to income on investments are included in investment income.
(3)	Transfer of foreign currency translation gains and (losses) from AOCI to income, are included in foreign exchange.

Note 16 – New Accounting Pronouncements

In February 2013, the FASB issued update 2013-02, ASC 220, Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This updated guidance sets requirements for presentation for significant items reclassified to net income in their entirety during the period and for items not reclassified to net income in their entirety during period. This standard is effective for annual and interim periods beginning after December 15, 2012. The adoption of this standard includes additional disclosures in the notes to the consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations: Second Quarter of 2013 versus Second Quarter of 2012

Consolidated Results of Operations

(Amounts in thousands, except percentages):

	Three Months Ended
	June 29, 2013	June 30, 2012	Percent Change	Percent of Net Sales - 2013	Percent of Net Sales - 2012
Net sales
Net sales of tangible products	$239,909	$234,708	2.2	94.8	95.0
Revenue from services & software	13,251	12,369	7.1	5.2	5.0

Total net sales	253,160	247,077	2.5	100.0	100.0
Cost of Sales
Cost of sales of tangible products	125,664	119,980	4.7	49.6	48.6
Cost of services & software	6,589	6,720	(1.9)	2.6	2.7

Total cost of sales	132,253	126,700	4.4	52.2	51.3

Gross profit	120,907	120,377	0.4	47.8	48.7
Operating expenses	84,666	80,918	4.6	33.5	32.8

Operating income	36,241	39,459	(8.2)	14.3	15.9
Other income	1,475	260	N/M	0.6	0.1

Income from continuing operations before income taxes	37,716	39,719	(5.0)	14.9	16.0
Income taxes	7,158	9,366	(23.6)	2.8	3.8

Income from continuing operations	30,558	30,353	0.7	12.1	12.2
Income from discontinued operations, net of tax	8	300	N/M	0.0	0.2

Net income	$30,566	$30,653	(0.3)	12.1	12.4

Diluted earnings per share:
Income from continuing operations	$0.60	$0.58	3.4
Income from discontinued operations	0.00	0.01	N/M

Net income	$0.60	$0.59	1.7

Consolidated Results of Operations – Second quarter

Sales

Net sales for the second quarter of 2013 increased 2.5% compared with the corresponding quarter in 2012. The increase was due to growth in supplies sales, both from the July 2012 LaserBand acquisition and organic growth of Zebra’s label and wristband business. Service and software revenue increased 7.1% compared to the same quarter last year as a result of increased sales in service contracts for mobile and tabletop printers, while hardware revenue declined 2.7%.

Sales by product category were as follows (amounts in thousands, except percentages):

	Three Months Ended
Product Category	June 29, 2013	June 30, 2012	Percent Change	Percent of Net Sales 2013	Percent of Net Sales 2012
Hardware	$178,938	$183,973	(2.7)	70.8	74.5
Supplies	59,618	49,508	20.4	23.5	20.0
Service and software	13,251	12,369	7.1	5.2	5.0

Subtotal products	251,807	245,850	2.4	99.5	99.5
Shipping and handling	1,353	1,227	10.3	0.5	0.5

Total net sales	$253,160	$247,077	2.5	100.0	100.0

Sales increases in Europe, Middle East and Africa (EMEA), Asia Pacific and North America were partially offset by decreased sales in Latin America. Sales growth include increases in desktop and tabletop printers in Europe and Latin America. Increases in supplies sales had a significant impact on sales in North America, Asia Pacific, and EMEA. Favorable movement in foreign currency increased sales by $736,000, net of hedges.

Sales to customers by geographic region were as follows (in thousands, except percentages):

	Three Months Ended
Geographic Region	June 29, 2013	June 30, 2012	Percent Change	Percent of Net Sales 2013	Percent of Net Sales 2012
Europe, Middle East and Africa	$80,913	$77,857	3.9	32.0	31.5
Latin America	24,322	25,371	(4.1)	9.6	10.3
Asia-Pacific	36,973	35,921	2.9	14.6	14.5

Total International	142,208	139,149	2.2	56.2	56.3
North America	110,952	107,928	2.8	43.8	43.7

Total net sales	$253,160	$247,077	2.5	100.0	100.0

Gross Profit

Gross profit of 47.8%, versus 48.7% in 2012, reflects changes in product mix, special one-time pricing on large transactions, lower average selling price and higher costs for freight-in. Favorable movements in foreign currency increased second quarter gross profit by $1,079,000.

Printer unit volumes and average selling price information is summarized below:

	Three Months Ended
	June 29, 2013	June 30, 2012	Percent Change
Total printers shipped	328,392	330,186	(0.5)
Average selling price of printers shipped	$462	$471	(1.9)

For the second quarter of 2013, unit volumes decreased compared to the second quarter of 2012, with notable volume decreases in desktop and mobile printers, offset by volume increases in tabletop, kiosk, and card printers. The decrease in average selling price included promotions on end of life inventory, special one-time pricing on large transactions and a change in product mix towards lower priced products.

Operating Expenses

Operating expenses for the second quarter increased 4.6% principally related to product development and sales and marketing activities supporting Zebra’s entry to serve customers in the sports industry, as well as increased amortization and exit and restructuring costs. Amortization increases resulted from intangible assets acquired as part of our July 2012 LaserBand acquisition.

Operating expenses are summarized below (in thousands, except percentages):

	Three Months Ended
Operating Expenses	June 29, 2013	June 30, 2012	Percent Change	Percent of Net Sales 2013	Percent of Net Sales 2012
Selling and marketing	$33,830	$32,158	5.2	13.5	13.0
Research and development	23,201	22,336	3.9	9.2	9.0
General and administrative	24,053	24,402	(1.4)	9.5	10.0
Amortization of intangible assets	1,863	770	N/M	0.7	0.3
Acquisition costs	618	1,252	(50.6)	0.2	0.5
Exit and restructuring costs	1,101	0	N/M	0.4	N/M

Total operating expenses	$84,666	$80,918	4.6	33.5	32.8

Exit and restructuring costs

During the third quarter of 2012, the Location Solutions revenue decreased from our previous business plans. The Locations Solutions 2012 restructuring plan was initiated as expected revenue increases failed to be realized due to slower than anticipated growth in the automotive and process manufacturing industries, weakness in the government sector, and lack of near term improvement related to Location Solutions.

In the second quarter of 2013 management determined that additional restructuring actions would be required to meet our financial goals for the Location Solutions business. We anticipate that the results of our restructuring actions will reduce costs of the Location Solutions business by $4,000,000 per year. These savings should be fully realized by the fourth quarter of 2013. The savings from the Location Solutions restructuring plan will primarily benefit cost of goods sold and selling and marketing costs.

During 2007, Zebra began a plan to outsource printer manufacturing which was completed during 2010. During the fourth quarter of 2012, we determined that further supply chain cost reductions were possible by moving certain supply chain support operations closer to our contract printer manufacturer. We anticipate these actions will generate $2,600,000 in savings to our cost of goods sold. These actions should be completed by the end of 2013.

Other Income (Expense)

Investment income is down due to a lower yield compared with 2012. The increase in other income is the result of a net $1,557,000 favorable litigation settlement, which is related to an investment loss that was recorded in prior years.

Our non-operating income and expense items are summarized in the following table (in thousands):

	Three Months Ended
	June 29, 2013	June 30, 2012
Investment income	$473	$826
Foreign exchange loss	(462)	(80)
Other, net	1,464	(486)

Total other income	$1,475	$260

Income Taxes

The effective income tax rate for the second quarter of 2013 was 19.0%, compared with 23.6% for the second quarter of 2012. The 2013 effective rate reflects higher profits in lower-rate international jurisdictions.

Results of Operations: Six months ended June 29, 2013 versus six months ended June 30, 2012

Consolidated Results of Operations

(Amounts in thousands, except percentages):

	Six Months Ended
	June 29, 2013	June 30, 2012	Percent Change	Percent of Net Sales - 2013	Percent of Net Sales - 2012
Net sales
Net sales of tangible products	$465,030	$467,184	(0.5)	94.9	95.2
Revenue from services & software	25,067	23,768	5.5	5.1	4.8

Total net sales	490,097	490,952	(0.2)	100.0	100.0
Cost of Sales
Cost of sales of tangible products	242,775	239,013	1.6	49.6	48.7
Cost of services & software	13,350	11,679	14.3	2.7	2.4

Total cost of sales	256,125	250,692	2.2	52.3	51.1

Gross profit	233,972	240,260	(2.6)	47.7	48.9
Operating expenses	169,555	158,792	6.8	34.6	32.3

Operating income	64,417	81,468	(20.9)	13.1	16.6
Other income	2,063	146	N/M	0.4	0.0

Income from continuing operations before income taxes	66,480	81,614	(18.5)	13.5	16.6
Income taxes	12,380	21,097	(41.3)	2.5	4.3

Income from continuing operations	54,100	60,517	(10.6)	11.0	12.3
Income from discontinued operations, net of tax	8	300	(97.3)	0.0	0.1

Net Income	$54,108	$60,817	(11.0)	11.0	12.4

Diluted earnings per share
Income from continuing operations	$1.05	$1.16	(9.5)
Income from discontinued operations	0.00	0.01	N/M

Net income	$1.05	$1.17	(10.3)

Consolidated Results of Operations – Year to date

Sales

Net sales for the first six months of 2013, compared with the same 2012 period, declined 0.2% primarily due to economic conditions centered around Europe. The decrease in sales was attributable to 5.4% decline in hardware sales offset by a 17.4% growth in supplies which include labels and wristbands. These increases are the result of the LaserBand acquisition in July 2012 plus organic growth in supplies. Favorable movement in foreign currency increased sales by $650,000.

Sales by product category were as follows (amounts in thousands, except percentages):

	Six Months Ended
Product Category	June 29, 2013	June 30, 2012	Percent Change	Percent of Net Sales - 2013	Percent of Net Sales - 2012
Hardware	$345,630	$365,169	(5.4)	70.6	74.4
Supplies	116,741	99,470	17.4	23.8	20.3
Service and software	25,067	23,768	5.5	5.1	4.8

Subtotal products	487,438	488,407	(0.2)	99.5	99.5
Shipping and handling	2,659	2,545	4.5	0.5	0.5

Total net sales	$490,097	$490,952	(0.2)	100.0	100.0

Europe, Middle East and Africa (EMEA) experienced a stronger second quarter during 2013 partially offsetting weakness in the first quarter which contributed to the overall decline in EMEA sales for the six months ended in 2013. Sales in Latin America, Asia Pacific and North America were relatively flat.

Sales to customers by geographic region were as follows (in thousands, except percentages):

	Six Months Ended
Geographic Region	June 29, 2013	June 30, 2012	Percent Change	Percent of Net Sales - 2013	Percent of Net Sales - 2012
Europe, Middle East and Africa	$158,586	$163,978	(3.3)	32.4	33.4
Latin America	47,454	47,658	(0.4)	9.7	9.7
Asia-Pacific	69,882	69,069	1.2	14.3	14.1

Total International	275,922	280,705	(1.7)	56.4	57.2
North America	214,175	210,247	1.9	43.6	42.8

Total net sales	$490,097	$490,952	(0.2)	100.0	100.0

Gross Profit

Gross profit decreased 2.6% due to unfavorable movements in product mix, special one-time pricing on large transactions, lower average selling price and higher freight-in costs, decreasing gross profit to 47.7% compared to same quarter last year of 48.9%. Favorable movements in foreign currency increased gross profit by $1,157,000.

Printer unit volumes and average selling price information is summarized below:

	Six Months Ended
	June 29, 2013	June 30, 2012	Percent Change
Total printers shipped	628,025	627,855	N/M
Average selling price of printers shipped	$466	$486	(4.1)

For the first six months of 2013, unit volumes increased compared to the same period of 2012, with notable volume increases in desktop and card printers. The decrease in average selling price is a result of a change in product mix, special one-time pricing on large transactions and promotions on end of life inventory.

Operating Expenses

Operating expenses for the six month period increased 6.8%. Expenses in several operating expense categories were offset by lower acquisition costs. These increases are principally related to activities supporting Zebra’s entry into the sports industry, amortization expense, outside professional services and exit and restructuring costs. Amortization expense increases resulted from intangible assets acquired in our LaserBand acquisition made in the second half of 2012. We incurred $1.4 million in increased legal fees primarily related to the enforcement of our patent rights.

Operating expenses are summarized below (in thousands, except percentages):

	Six Months Ended
Operating Expenses	June 29, 2013	June 30, 2012	Percent Change	Percent of Net Sales 2013	Percent of Net Sales 2012
Selling and marketing	$67,345	$64,272	4.8	13.7	13.1
Research and development	45,059	42,752	5.4	9.2	8.7
General and administrative	49,329	48,722	1.2	10.1	9.9
Amortization of intangible assets	3,726	1,540	N/M	0.8	0.3
Acquisition costs	1,100	1,506	(27.0)	0.2	0.3
Exit and restructuring costs	2,996	0	N/M	0.6	0.0

Total operating expenses	$169,555	$158,792	6.8	34.6	32.3

Exit and restructuring costs

During the third quarter of 2012, the Location Solutions revenue decreased from our previous business plans. The Locations Solutions 2012 restructuring plan was initiated as expected revenue increases failed to be realized due to slower than anticipated growth in the automotive and process manufacturing industries, weakness in the government sector, and lack of near term improvement related to Location Solutions.

In the second quarter of 2013 management determined that additional restructuring actions would be required to meet our financial goals for the Location Solutions business. We anticipate that the results of our restructuring actions will reduce costs of the Location Solutions business by $4,000,000 per year. These savings should be fully realized by the fourth quarter of 2013. The savings from the Location Solutions restructuring plan will primarily benefit cost of goods sold and selling and marketing costs.

During 2007, Zebra began a plan to outsource printer manufacturing which was completed during 2010. During the fourth quarter of 2012, we determined that further supply chain cost reductions were possible by moving certain supply chain support operations closer to our contract printer manufacturer. We anticipate these actions will generate $2,600,000 in savings to our cost of goods sold. These actions should be completed by the end of 2013.

Other Income (Expense)

Investment income decreased due to a lower yield compared with 2012. The increase in other income is the result of a net $1,557,000 favorable litigation settlement associated with an investment loss that was recorded in prior years.

Zebra’s non-operating income and expense items are summarized in the following table (in thousands):

	Six Months Ended
	June 29, 2013	June 30, 2012
Investment income	$1,150	$1,418
Foreign exchange loss	(560)	(422)
Other, net	1,473	(850)

Total other income	$2,063	$146

Income Taxes

The effective income tax rate for the first six months of 2013 was 18.6%, compared with 25.8% for the first six months of 2012. The 2013 effective rate reflects higher profits in lower-rate international jurisdictions and reinstatement of the US R&D tax credit during the first quarter of 2013 retroactive to January 2012 which resulted in a one-time credit of approximately $400,000, or a reduction to the effective tax rate of 0.6%.

Liquidity and Capital Resources

(Amounts in thousands, except percentages):

	Six Months Ended
Rate of Return Analysis:	June 29, 2013	June 30, 2012
Average cash and marketable securities balances	$424,057	$356,759
Annualized rate of return	0.5%	0.8%

Average cash and marketable securities balances for the first six months of 2013 increased compared to 2012 as a result of increased cash and marketable securities in 2013 versus comparable levels in 2012.

As of June 29, 2013, Zebra had $454,038,000 in cash and investments and marketable securities, compared with $394,075,000 at December 31, 2012. Factors affecting cash and investment balances during the first six months of 2013 include the following (changes below include the impact of foreign currency):

•	Inventories decreased $14,190,000 due to a decrease in finished goods.

•	Accrued liabilities decreased $6,094,000 due to the timing of annual bonus payments and regular payroll.

•	Purchases of treasury shares totaled $28,563,000.

Management believes that existing capital resources and funds generated from operations are sufficient to finance anticipated capital requirements.

Zebra earns a significant amount of its operating income outside of the U.S., which is deemed to be permanently reinvested in foreign jurisdictions. Zebra does not intend to repatriate funds, however, should Zebra require more capital in the U.S. than is generated by our operations locally, Zebra could elect to repatriate funds held in foreign jurisdictions or raise capital in the U.S. through debt or equity issuances. Repatriation would result in higher effective tax rates. Borrowing in the U.S. would result in increased interest expense.

Significant Customer

Our net sales to significant customers as a percentage of total net sales were as follows:

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Customer A	15.7%	20.8%	16.1%	21.1%
Customer B	14.2%	10.6%	13.1%	10.8%
Customer C	12.2%	9.9%	12.0%	9.7%

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

There were no material changes in Zebra’s market risk during the quarter ended June 29, 2013. For additional information on market risk, refer to the “Quantitative and Qualitative Disclosures About Market Risk” section of our Form 10-K for the year ended December 31, 2012.

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

Treasury Shares

During the second quarter of 2013, Zebra purchased 539,788 shares of Zebra’s Class A Common Stock at a weighted average share price of $45.71 per share, as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum number of shares that may yet be purchased under the program
April 2013 (March 31 – April 27)	100,900	$44.92	100,900	1,834,182
May 2013 (April 28 – May 25)	261,009	$46.30	261,009	1,573,173
June 2013 (May 26 – June 29)	177,879	$45.30	177,879	1,395,294

(1)	On November 4, 2011, Zebra’s Board authorized the purchase of up to an additional 3,000,000 shares under our stock repurchase program. This authorization does not have an expiration date.

(2)	During the second quarter, Zebra acquired 158,664 shares of Zebra Class A Common Stock through the withholding of shares necessary to satisfy tax withholding obligations upon the vesting of restricted stock awards. These shares were acquired at an average price of $46.07 per share.

Item 6.	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from Zebra Technologies Corporation Quarterly Report on Form 10-Q, for the quarter ended June 29, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the consolidated balance sheets; (ii) the consolidated statements of earnings; (iii) the consolidated statements of comprehensive income, (iv) the consolidated statements of cash flows; and (v) notes to consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZEBRA TECHNOLOGIES CORPORATION

Date: August 6, 2013	By:	/s/ Anders Gustafsson
Anders Gustafsson
Chief Executive Officer

Date: August 6, 2013	By:	/s/ Michael C. Smiley
Michael C. Smiley
Chief Financial Officer