Form 10-Q
period 2013-09-28
ZEBRA TECHNOLOGIES CORP
filed 2013-11-05
CIK 877212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2013

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

As of October 25, 2013, there were 50,267,555 shares of Class A Common Stock, $.01 par value, outstanding.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

QUARTER ENDED SEPTEMBER 28, 2013

PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	September 28, 2013	December 31, 2012
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$64,196	$64,740
Investments and marketable securities	399,541	324,140
Accounts receivable, net	175,639	168,732
Inventories, net	106,628	123,357
Deferred income taxes	13,434	13,484
Income taxes receivable	5,604	0
Prepaid expenses and other current assets	14,421	16,410

Total current assets	779,463	710,863

Property and equipment at cost, less accumulated depreciation and amortization	100,515	101,349
Long-term deferred income taxes	0	2,602
Goodwill	94,942	94,942
Other intangibles, net	33,594	39,151
Long-term investments and marketable securities	2,588	5,195
Other assets	16,536	13,646

Total assets	$1,027,638	$967,748

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,675	$23,045
Accrued liabilities	49,448	57,234
Deferred revenue	15,104	13,326
Income taxes payable	7,346	1,609

Total current liabilities	98,573	95,214
Long-term deferred tax liability	2,236	0
Deferred rent	1,256	1,303
Other long-term liabilities	15,230	14,229

Total liabilities	117,295	110,746

Stockholders’ equity:
Preferred Stock	0	0
Class A Common Stock	722	722
Additional paid-in capital	139,768	139,523
Treasury stock	(681,388)	(641,438)
Retained earnings	1,461,228	1,368,520
Accumulated other comprehensive loss	(9,987)	(10,325)

Total stockholders’ equity	910,343	857,002

Total liabilities and stockholders’ equity	$1,027,638	$967,748

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Net sales:
Net sales of tangible products	$249,919	$239,786	$714,949	$706,970
Revenue from services and software	13,604	12,251	38,671	36,019

Total net sales	263,523	252,037	753,620	742,989

Cost of sales:
Cost of sales of tangible products	128,191	118,751	370,966	357,764
Cost of services and software	6,722	6,362	20,072	18,041

Total cost of sales	134,913	125,113	391,038	375,805

Gross profit	128,610	126,924	362,582	367,184

Operating expenses:
Selling and marketing	34,395	32,321	101,740	96,593
Research and development	22,376	22,007	67,435	64,759
General and administrative	22,452	22,481	71,781	71,203
Amortization of intangible assets	1,831	1,670	5,557	3,210
Acquisition costs	268	566	1,368	2,072
Exit and restructuring costs	519	0	3,515	0
Asset impairment charge	0	9,114	0	9,114

Total operating expenses	81,841	88,159	251,396	246,951

Operating income	46,769	38,765	111,186	120,233

Other income (expense):
Investment income	550	541	1,700	1,959
Foreign exchange loss	(173)	(514)	(733)	(936)
Other, net	(5)	(294)	1,468	(1,144)

Total other income (expense)	372	(267)	2,435	(121)

Income from continuing operations before income taxes	47,141	38,498	113,621	120,112
Income taxes	8,541	11,917	20,921	33,014

Income from continuing operations	38,600	26,581	92,700	87,098
Income from discontinued operations, net of tax	0	516	8	816

Net income	$38,600	$27,097	$92,708	$87,914

Basic earnings per share:
Income from continuing operations	$0.76	$0.52	$1.82	$1.68
Income from discontinued operations	0.00	0.01	0.00	0.02

Net income	$0.76	$0.53	$1.82	$1.70

Diluted earnings per share:
Income from continuing operations	$0.76	$0.51	$1.81	$1.67
Income from discontinued operations	0.00	0.01	0.00	0.02

Net income	$0.76	$0.52	$1.81	$1.69

Basic weighted average shares outstanding	50,590	51,566	50,808	51,775
Diluted weighted average and equivalent shares outstanding	50,924	51,809	51,171	52,041

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Net income	$38,600	$27,097	$92,708	$87,914
Other comprehensive income (loss):
Unrealized gains (losses) on hedging transactions, net of income taxes	(1,007)	(3,946)	345	(6,192)
Unrealized holding gains (losses) on investments, net of income taxes	433	392	(506)	917
Foreign currency translation adjustment	182	12	499	198

Comprehensive income	$38,208	$23,555	$93,046	$82,837

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Nine Months Ended
	September 28, 2013	September 29, 2012
Cash flows from operating activities:
Net income	$92,708	$87,914
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	23,312	18,906
Share-based compensation	9,372	11,485
Asset impairment charge	0	9,114
Excess tax benefit from share-based compensation	(4,170)	(1,492)
Loss on sale of property and equipment	172	178
Gain on sale of business	0	(613)
Deferred income taxes	4,888	2,755
Changes in assets and liabilities:
Accounts receivable, net	(6,641)	(6,108)
Inventories, net	16,702	11,981
Other assets	2,257	12,070
Accounts payable	(445)	(10,843)
Accrued liabilities	(6,256)	(11,341)
Deferred revenue	1,752	2,644
Income taxes	3,040	14,711
Other operating activities	298	(6,378)

Net cash provided by operating activities	136,989	134,983

Cash flows from investing activities:
Purchases of property and equipment	(13,522)	(17,140)
Proceeds from the sale of business	0	27,580
Acquisition of business, net of cash acquired	0	(59,874)
Acquisition of intangible assets	(1,500)	(3,000)
Purchase of long-term equity investment	(1,708)	(5,000)
Purchases of investments and marketable securities	(338,227)	(483,349)
Maturities of investments and marketable securities	41,021	324,139
Proceeds from sales of investments and marketable securities	223,905	133,863

Net cash used in investing activities	(90,031)	(82,781)

Cash flows from financing activities:
Purchase of treasury stock	(58,459)	(39,697)
Proceeds from exercise of stock options and stock purchase plan purchases	6,470	1,909
Excess tax benefit from share-based compensation	4,170	1,492

Net cash used in financing activities	(47,819)	(36,296)

Effect of exchange rate changes on cash	317	(71)

Net increase (decrease) in cash and cash equivalents	(544)	15,835
Cash and cash equivalents at beginning of period	64,740	36,418

Cash and cash equivalents at end of period	$64,196	$52,253

Supplemental disclosures of cash flow information:
Income taxes paid	$10,951	$16,773

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

The consolidated balance sheet as of December 31, 2012, included in this Form 10-Q is taken from the audited consolidated balance sheet in our Form 10-K. These interim financial statements include all adjustments (of a normal, recurring nature) necessary to present fairly Zebra’s consolidated financial position as of September 28, 2013, the consolidated statements of earnings for the three and nine months ended September 28, 2013 and September 29, 2012, and consolidated statements of comprehensive income for the three and nine months ended September 28, 2013 and September 29, 2012, and the consolidated statements of cash flows for the nine months ended September 28, 2013 and September 29, 2012. These results, however, are not necessarily indicative of results for the full year.

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

In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as consider counterparty credit risk in the assessment of fair value. Included in our investment portfolio at September 28, 2013, is an auction rate security which is classified as available for sale and is reflected at fair value. Due to events in credit markets, however, the auction event for the instrument held by Zebra is failed. Therefore, the fair value of this security is estimated utilizing broker quotations, discounted cash flow analysis and other types of valuation adjustment methodologies at September 28, 2013. These analyses consider, among other items, the collateral underlying the security instruments, the creditworthiness of the counterparty, the timing of expected future cash flows, estimates of the next time the security is expected to have a successful auction, and Zebra’s intent and ability to hold such securities until credit markets improve. The security was also compared, when possible, to other securities with similar characteristics.

The decline in the market value of our auction rate security discussed above is considered temporary and has been recorded in accumulated other comprehensive income (loss) on Zebra’s balance sheet. Since Zebra has the intent and ability to hold this auction rate security until it is sold, we have classified it as a long-term investment on the balance sheet.

Financial assets and liabilities carried at fair value as of September 28, 2013, are classified below (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
U.S. Government and agency securities	$94,064	$0	$0	$94,064
Obligations of government-sponsored enterprises (1)	0	34,122	0	34,122
State and municipal bonds	0	90,444	0	90,444
Corporate securities	0	171,009	2,588	173,597
Other investments	0	9,902	0	9,902

Investments subtotal	94,064	305,477	2,588	402,129
Money market investments related to the deferred compensation plan	4,564	0	0	4,564

Total assets at fair value	$98,628	$305,477	$2,588	$406,693

Liabilities:
Forward contracts (2)	$1,755	$984	$0	$2,739
Liabilities related to the deferred compensation plan	4,564	0	0	4,564

Total liabilities at fair value	$6,319	$984	$0	$7,303

Financial assets and liabilities carried at fair value as of December 31, 2012, are classified below (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
U.S. Government and agency securities	$83,532	$0	$0	$83,532
Obligations of government-sponsored enterprises (1)	0	4,840	0	4,840
State and municipal bonds	0	96,516	0	96,516
Corporate securities	0	128,368	2,588	130,956
Other investments	0	13,491	0	13,491

Investments subtotal	83,532	243,215	2,588	329,335
Money market investments related to the deferred compensation plan	3,553	0	0	3,553

Total assets at fair value	$87,085	$243,215	$2,588	$332,888

Liabilities:
Forward contracts (2)	$1,174	$871	$0	$2,045
Liabilities related to the deferred compensation plan	3,553	0	0	3,553

Total liabilities at fair value	$4,727	$871	$0	$5,598

1)	Includes investments in notes issued by the Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association, the Federal Farm Credit Banks and the Federal Home Loan Bank.

2)	The fair value of forward contracts is calculated as follows:

a.	Fair value of a collar or put option contract associated with forecasted sales hedges are calculated using bid and ask rates for similar contracts.

b.	Fair value of regular forward contracts associated with forecasted sales hedges are calculated using the period-end exchange rate adjusted for current forward points.

c.	Fair value of balance sheet hedges are calculated at the period end exchange rate adjusted for current forward points unless the hedge has been traded but not settled at period end. If this is the case, the fair value is calculated at the rate at which the hedge is being settled.

The following table presents Zebra’s activity for assets measured at fair value on a recurring basis using significant unobservable inputs, Level 3, for the following periods (in thousands):

	Nine Months Ended
	September 28, 2013	September 29, 2012
Balance at beginning of the year	$2,588	$2,588
Transfers to Level 3	0	0
Total losses (realized or unrealized):
Included in earnings	0	0
Included in other comprehensive income (loss)	0	0
Purchases and settlements (net)	0	0

Balance at end of period	$2,588	$2,588

Total gains and (losses) for the period included in earnings attributable to the change in unrealized losses relating to assets still held at end of period	$0	$0

The following is a summary of short-term and long-term investments (in thousands):

	As of September 28, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government and agency securities	$94,027	$41	$(4)	$94,064
Obligations of government-sponsored enterprises	34,116	6	0	34,122
State and municipal bonds	90,417	115	(88)	90,444
Corporate securities	173,900	456	(759)	173,597
Other investments	9,891	13	(2)	9,902

Total investments	$402,351	$631	$(853)	$402,129

	As of December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government and agency securities	$83,499	$33	$0	$83,532
Obligations of government-sponsored enterprises	4,830	10	0	4,840
State and municipal bonds	96,383	161	(28)	96,516
Corporate securities	130,634	790	(468)	130,956
Other investments	13,450	44	(3)	13,491

Total investments	$328,796	$1,038	$(499)	$329,335

The maturity dates of investments are as follows (in thousands):

	As of September 28, 2013
	Amortized Cost	Estimated Fair Value
Less than 1 year	$173,413	$173,542
1 to 5 years	220,002	220,184
6 to 10 years	8,936	8,403
Thereafter	0	0

Total	$402,351	$402,129

The carrying value for Zebra’s financial instruments classified as current assets (other than short-term investments) and current liabilities approximate fair value due to their short maturities.

Note 3 – Investments and Marketable Securities

Investments in marketable debt securities are classified based on intent and ability to sell the investment securities. We intend to use Zebra’s available-for-sale securities to fund further acquisitions and other operating needs and therefore may be sold prior to maturity. Investments in marketable debt securities for which Zebra intends to sell within the next year are classified as current and those that we intend to hold in excess of one-year are classified as non-current.

Changes in the market value of available-for-sale securities are reflected in the “Accumulated other comprehensive loss” caption of stockholders’ equity in the balance sheet, until we dispose of the securities. Once these securities are disposed of, either by sale or maturity, the accumulated changes in market value are transferred to investment income. On the statement of cash flows, changes in the balances of available-for-sale securities are shown as purchases, sales and maturities of investments and marketable securities under investing activities.

Changes in market value of trading securities would be recorded in investment income as they occur, and the related statement of cash flows would include changes in the balances of trading securities as operating cash flows.

Included in Zebra’s cash and investments and marketable securities are amounts held by foreign subsidiaries which are generally invested in U.S. dollar-denominated holdings. Zebra had foreign cash and investments of $232,187,000 as of September 28, 2013, and $173,483,000 as of December 31, 2012. Amounts held by foreign subsidiaries are generally subject to U.S. income taxation upon repatriation, however, Zebra does not see a need to repatriate these funds.

Note 4 – Accounts Receivable

The components of accounts receivable are as follows (in thousands):

	As of
	September 28, 2013	December 31, 2012
Accounts receivable, gross	$176,232	$169,401
Accounts receivable reserves	(593)	(669)

Accounts receivable, net	$175,639	$168,732

Note 5 – Inventories

The components of inventories are as follows (in thousands):

	As of
	September 28, 2013	December 31, 2012
Raw material	$30,095	$31,350
Work in process	766	921
Deferred costs of long-term contracts	403	604
Finished goods	88,433	104,137

Inventories, gross	119,697	137,012
Inventory reserves	(13,069)	(13,655)

Inventories, net	$106,628	$123,357

Note 6 - Goodwill and Other Intangible Assets

Intangible assets are as follows (in thousands):

	As of September 28, 2013
	Gross Amount	Accumulated Amortization	Net Amount
Current technology	$18,978	$(13,643)	$5,335
Patent and patent rights	29,569	(17,113)	12,456
Customer relationships	20,493	(4,690)	15,803

Other intangibles, net	$69,040	$(35,446)	$33,594

Amortization expense for the nine months ended September 28, 2013		$5,557

	As of December 31, 2012
	Gross Amount	Accumulated Amortization	Net Amount
Current technology	$18,978	$(12,391)	$6,587
Patent and patent rights	29,569	(14,618)	14,951
Customer relationships	20,493	(2,880)	17,613

Other intangibles, net	$69,040	$(29,889)	$39,151

Amortization expense for the nine months ended September 29, 2012		$3,210

Zebra has $94,942,000 of goodwill recorded as of September 28, 2013 and December 31, 2012.

We test goodwill for impairment on an annual basis or more frequently if we believe indicators of impairment exist. We perform our assessment in accordance with Accounting Standards update (ASU) 2011-08, which allows for the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether the fair value needs to be reassessed. Zebra has two reporting units for its annual goodwill impairment test, however only one includes a goodwill balance. Based on an analysis of various qualitative and quantitative factors, we determined that it was not more likely that the fair value of the reporting unit was less than its carrying value, including goodwill. We performed our qualitative assessment in June 2013 and determined that our goodwill was not impaired as of the end of May 2013.

In the third quarter 2012, due to the deterioration in the smaller reporting unit’s operating results, our fair value calculation for the smaller reporting unit changed and we determined our goodwill associated with the smaller reporting unit to be impaired. As a result, Zebra performed a second step analysis and recorded a goodwill impairment charge of $9,114,000 as of September 29, 2012. After this impairment charge, there was no remaining goodwill in the smaller reporting unit.

In the third quarter 2012, Zebra acquired all of the outstanding membership interests in Laserband LLC (a Missouri limited liability company) with $24,353,000 of the purchase price allocated to goodwill.

Changes in the net carrying value amount of goodwill were as follows (in thousands):

	As of
	September 28, 2013	December 31, 2012
Balance at the beginning of the year	$94,942	$79,703
Acquisition – LaserBand	0	24,353
Impairment charges	0	(9,114)

Balance at the end of the period	$94,942	$94,942

The balance of goodwill as of January 1, 2012 of $79,703,000 is recorded net of impairment charges of $101,028,000 which were recognized in 2008.

Note 7 – Costs Associated with Exit and Restructuring Activities

In December 2012, we began a plan, “2012 restructuring plan” to restructure our Location Solutions business management structure. We also announced a project to further optimize our manufacturing operations, which includes the consolidation and relocation of support functions.

During the third quarter of 2012, revenue from our Location Solutions business fell below plan, because of slower than anticipated shipments to the automotive and process manufacturing industries, and weakness in sales to the government sector. As a result, we initiated the Locations Solutions 2012 restructuring plan.

In the second quarter of 2013 management determined that additional restructuring actions would be required to meet our financial goals for the Location Solutions business.

During 2007, Zebra began a plan to outsource printer manufacturing to a third-party manufacturer. We completed the conversion to outsourcing in 2010. During the fourth quarter of 2012, we determined that further supply chain cost reductions were possible by moving certain supply chain support operations closer to the contract printer manufacturing facility, which is located in China.

The costs below incurred through December 31, 2012, represent the costs related to the restructuring of our Location Solutions business management structure. Costs incurred for 2013 and costs expected to be incurred relate to the following: restructuring of Zebra’s manufacturing operations; relocation of a significant portion of Zebra’s supply chain operations from the U.S. to China; consolidating activities domestically; restructuring of our sales operations; restructuring certain corporate functions; and amending the Location Solutions “2012 restructuring plan” by adding additional restructuring charges to be incurred.

There were no exit and restructuring costs for the three and nine months ended September 29, 2012. Exit and restructuring costs for 2013 are as follows:

	Three Months Ended September 28, 2013	Nine Months Ended September 28, 2013
Severance, stay bonuses, and other employee-related expenses	$440	$3,338
Professional services	91	157
Relocation and transition costs	(12)	20

Total	$519	$3,515

As of September 28, 2013, we have incurred the following exit and restructuring costs related to the Location Solutions business management structure and manufacturing operations relocation and restructuring (in thousands):

Type of Cost	Cost incurred through December 31, 2012	Costs incurred for the nine months ended September 28, 2013	Total costs incurred as of September 28, 2013	Additional costs expected to be incurred	Total costs expected to be incurred
Severance, stay bonuses, and other employee-related expenses	$960	$3,338	$4,298	$2,286	$6,584
Professional services	0	157	157	0	157
Relocation and transition costs	0	20	20	150	170

Total	$960	$3,515	$4,475	$2,436	$6,911

Liabilities and expenses below relate to the 2011 and 2012 exit and restructuring plans (in thousands):

	Nine Months Ended
	September 28, 2013	September 29, 2012
Balance at beginning of period	$967	$1,048
Charged to earnings	3,515	0
Cash paid	(3,962)	(872)

Balance at the end of period	$520	$176

Liabilities related to exit and restructuring activities are included in the accrued liabilities line item on the balance sheet. All exit costs are included in operating expenses under the line item exit and restructuring costs.

Note 8 – Derivative Instruments

Portions of our operations are subject to fluctuations in currency exchange rates. We manage these risks using derivative financial instruments. We conduct business on a multinational basis in a variety of foreign currencies. Our exposure to market risk for changes in currency exchange rates arises from international financing activities between subsidiaries, monetary assets and liabilities denominated in non-functional foreign currencies and transactions arising from international trade. Our objective is to preserve the economic value of non-functional currency denominated cash flows and balances. We attempt to hedge transaction exposures with natural offsets to the extent possible and, once these opportunities have been exhausted, through foreign exchange forward and option contracts with third parties.

Credit and Market Risk

Financial instruments, including derivatives, expose us to counterparty credit risk for nonperformance and to market risk related to interest and currency exchange rates. We manage our exposure to counterparty credit risk by requiring counterparties to maintain specific minimum credit standards, diversifying our business among several counterparties, and maintaining procedures to monitor concentrations of credit risk. Our counterparties in derivative transactions are commercial banks with significant experience trading derivative instruments. We monitor the impact of market risk on the fair value and cash flows of our derivative and other financial instruments considering reasonably possible changes in interest rates and currency exchange rates and restrict the use of derivative financial instruments to hedging activities. In addition, we regularly monitor the creditworthiness of our customers to which we grant credit terms in the normal course of business. The terms and conditions of our credit sales are designed to mitigate or eliminate concentrations of credit risk with any single customer.

Fair Value of Derivative Instruments

Zebra has determined that derivative instruments for hedges that have traded but have not settled are considered Level 1 in the fair value hierarchy, and hedges that have not traded are considered Level 2 in the fair value hierarchy. Derivative instruments are used to manage risk and are not used for trading or other speculative purposes; nor do we use leveraged derivative financial instruments. Our foreign currency exchange contracts are valued using broker quotations or market transactions, in either the listed or over-the-counter markets.

Hedging of Net Assets

We use forward contracts to manage exposure related to our British pound and euro denominated net assets. Forward contracts typically mature within three months after execution of the contracts. We record gains and losses on these contracts in income each quarter along with the transaction gains and losses related to our net asset positions. The gains and losses of our forward contracts are designed to offset the gains and losses of our net asset positions.

Summary financial information related to these activities included in our consolidated statement of earnings as other income (expense) is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Change in gains (losses) from foreign exchange derivatives	$(1,611)	$(1,649)	$(892)	$(208)
Gain (loss) on net foreign currency assets	1,438	1,135	159	(728)

Foreign exchange loss	$(173)	$(514)	$(733)	$(936)

	As of
	September 28, 2013	December 31, 2012
Notional balance of outstanding contracts:
Pound/US dollar	£2,476	£3,810
Euro/US dollar	€40,614	€37,598
Net fair value of outstanding contracts	$(26)	$18

Hedging of Anticipated Sales

We manage the exchange rate risk of anticipated euro denominated sales using purchased options, forward contracts, and participating forwards. We designate these contracts as cash flow hedges which mature within twelve months after the execution of the contracts. Gains and losses on these contracts are deferred in “Accumulated other comprehensive loss” until the contracts are settled and the hedged sales are realized. The deferred gains or losses are then reported as an increase or decrease to sales.

Summary financial information related to the cash flow hedges included in “Accumulated other comprehensive loss” is as follows (in thousands):

	As of
	September 28, 2013	September 29, 2012
Unrealized gains (losses) on hedging transactions:
Gross	$448	$(8,599)
Income tax expense (benefit)	103	(2,407)

Net	$345	$(6,192)

Summary financial information related to the cash flow hedges of future revenues is as follows (in thousands, except percentages):

	As of
	September 28, 2013	December 31, 2012
Notional balance of outstanding contracts versus the dollar	€90,237	€88,680
Hedge effectiveness	100%	100%

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Net gains (losses) included in net sales	$(1,135)	$1,967	$(3,082)	$4,616

Forward Contracts

We record our forward contracts at fair value on our consolidated balance sheet as either short-term other assets or other liabilities, depending upon the fair value calculation as detailed in Note 2 of Zebra’s financial statements. The amounts recorded on our consolidated balance sheet are as follows (in thousands):

	As of
	September 28, 2013	December 31, 2012
Liabilities:
Accrued liabilities	$2,739	$2,045

Total	$2,739	$2,045

Note 9 – Warranty

In general, Zebra provides warranty coverage of one year on printers against defects in material and workmanship. Thermal printheads are warranted for six months and batteries are warranted for one year. Battery-based products, such as location tags, are covered by a 90-day warranty. A provision for warranty expense is recorded at the time of sale and adjusted quarterly based on historical warranty experience.

The following table is a summary of Zebra’s accrued warranty obligation (in thousands):

	Nine Months Ended
	September 28, 2013	September 29, 2012
Balance at the beginning of the year	$4,252	$4,613
Warranty expense	5,417	4,667
Warranty payments	(5,520)	(5,222)

Balance at the end of the period	$4,149	$4,058

Note 10 – Contingencies

We are subject to a variety of investigations, claims, suits and other legal proceedings that arise from time to time in the ordinary course of business. These legal proceedings include, but are not limited to intellectual property, employment, tort and breach of contract matters. We currently believe that the outcomes of such proceedings, individually and in the aggregate, will not have a material adverse impact on our business, cash flows, financial position, or results of operations. Any legal proceedings are subject to inherent uncertainties, and management’s view of these matters and their potential effects may change in the future.

Note 11 – Stockholders’ Equity

Share count and par value data related to stockholders’ equity are as follows:

	As of
	September 28, 2013	December 31, 2012
Preferred Stock
Par value per share	$0.01	$0.01
Shares authorized	10,000,000	10,000,000
Shares outstanding	0	0
Common Stock - Class A
Par value per share	$0.01	$0.01
Shares authorized	150,000,000	150,000,000
Shares issued	72,151,857	72,151,857
Shares outstanding	50,229,576	50,908,267
Treasury stock
Shares held	21,922,281	21,243,590

During the nine-month period ended September 28, 2013, Zebra purchased 1,268,761 shares of common stock for $58,459,233 under a board-authorized share repurchase plan. For the nine-month period ended September 29, 2012, we purchased 1,073,863 shares of common stock for $39,697,000.

A roll forward of Class A common shares outstanding is as follows:

	Nine Months Ended
	September 28, 2013	September 29, 2012
Balance at the beginning of the year	50,908,267	52,095,166
Repurchases	(1,268,761)	(1,073,863)
Stock option and ESPP issuances	532,777	176,274
Restricted share issuances	238,325	236,576
Restricted share forfeitures	(15,973)	(113,640)
Shares withheld for tax obligations	(165,059)	(68,129)

Balance at the end of the period	50,229,576	51,252,384

Note 12 – Earnings Per Share

Earnings per share were computed as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Weighted average shares:
Weighted average common shares outstanding	50,590	51,566	50,808	51,775
Effect of dilutive securities outstanding	334	243	363	266

Diluted weighted average shares outstanding	50,924	51,809	51,171	52,041

Earnings (loss):
Income from continuing operations	$38,600	$26,581	$92,700	$87,098
Income from discontinued operations	0	516	8	816

Net income	$38,600	$27,097	$92,708	$87,914

Basic per share amounts:
Income from continuing operations	$0.76	$0.52	$1.82	$1.68
Income from discontinued operations	0.00	0.01	0.00	0.02

Net income	$0.76	$0.53	$1.82	$1.70

Diluted per share amounts:
Income from continuing operations	$0.76	$0.51	$1.81	$1.67
Income from discontinued operations	0.00	0.01	0.00	0.02

Net income	$0.76	$0.52	$1.81	$1.69

Potentially dilutive securities excluded from the earnings per share calculation consist of stock options and stock appreciation rights (SARs) with an exercise price greater than the average market closing price of the Class A common stock. These excluded options and SARs were as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Potentially dilutive shares	351,000	2,150,000	879,000	1,809,000

Note 13 – Share-Based Compensation

Zebra has a share-based compensation plan and a stock purchase plan. Zebra recognizes compensation costs using the straight-line method over the vesting period of up to five years.

The compensation expense and the related tax benefit for share-based payments were included in the Consolidated Statement of Earnings as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Cost of sales	$140	$287	$600	$820
Selling and marketing	491	511	1,497	1,271
Research and development	406	374	1,190	1,196
General and administrative	1,831	2,268	6,085	8,198

Total compensation	$2,868	$3,440	$9,372	$11,485

Income tax benefit	$985	$1,217	$3,237	$4,003

Cash flows resulting from the tax benefits of tax deductions in excess of the compensation cost recognized (excess tax benefits) are classified as financing cash flows in the statement of cash flows. The tax benefits classified as financing cash flows for the nine months ended September 28, 2013 were $4,170,000 and for the nine months ended September 29, 2012 were $1,492,000.

The fair value of share-based compensation is estimated on the date of grant using a binomial model. Volatility is based on an average of the implied volatility in the open market and the annualized volatility of Zebra stock prices over our entire stock history. Stock option grants in the table below include both stock options, all of which were non-qualified, and stock appreciation rights (SARs) of which all will be settled in Zebra stock. Restricted stock grants are valued at the market closing price on the date of the grant. The following table shows the weighted-average assumptions used for grants of SARs as well as the fair value of the grants based on those assumptions:

	Nine Months Ended
	September 28, 2013	September 29, 2012
Expected dividend yield	0%	0%
Forfeiture rate	10.31%	10.21%
Volatility	32.00%	35.90%
Risk free interest rate	.82%	.94%
Range of interest rates	0.02% - 1.78%	0.07% - 1.95%
Expected weighted-average life	5.42 years	5.48 years
Fair value of stock appreciation rights (SARs) granted	$4,443,000	$5,507,000
Weighted-average grant date fair value of SARs granted	$13.83	$12.84

Stock option activity was as follows:

	Nine Months Ended September 28, 2013
Options	Shares	Weighted-Average Exercise Price
Outstanding at beginning of year	1,531,844	$41.69
Exercised	(371,775)	37.74
Expired	(20,145)	47.37

Outstanding at end of period	1,139,924	$42.88

Exercisable at end of period	1,139,924	$42.88

Intrinsic value of exercised options	$2,909,000

The following table summarizes information about stock options outstanding at September 28, 2013:

	Outstanding	Exercisable
Aggregate intrinsic value	$3,941,000	$3,941,000
Weighted-average remaining contractual term	2.5 years	2.5 years

SAR activity was as follows:

	Nine Months Ended September 28, 2013
SARs	Shares	Weighted-Average Exercise Price
Outstanding at beginning of year	1,535,804	$31.66
Granted	321,222	46.05
Exercised	(351,869)	24.98
Forfeited	(71,734)	36.96
Expired	(2,643)	33.70

Outstanding at end of period	1,430,780	$36.26

Exercisable at end of period	544,300	$30.58

Intrinsic value of exercised SARs	$7,422,000

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

The following table summarizes information about SARs outstanding at September 28, 2013:

	Outstanding	Exercisable
Aggregate intrinsic value	$13,024,000	$7,943,000
Weighted-average remaining contractual term	7.8 years	6.9 years

Time vested restricted stock award activity was as follows:

	Nine Months Ended September 28, 2013
Restricted Stock Awards	Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of year	444,362	$35.43
Granted	163,989	46.07
Released	(158,108)	30.92
Forfeited	(12,794)	40.07

Outstanding at end of period	437,449	$40.91

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

Performance share award activity granted under the Plans, are as follows:

	Nine Months Ended September 28, 2013
Performance Share Awards	Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of year	265,829	$33.55
Granted	187,794	35.17
Released	(253,484)	27.90
Forfeited	(4,980)	41.46

Outstanding at end of period	195,159	$42.25

As of
September 28, 2013
Awards granted under Zebra’s equity-based compensation plans:
Unearned compensation costs related to awards granted	$20,064,000
Period expected to be recognized over	2.5 years

The fair value of the purchase rights issued under the stock purchase plan is estimated using the following weighted-average assumptions for purchase rights granted. Expected lives of three months to one year have been used along with these assumptions.

	Nine Months Ended
	September 28, 2013	September 29, 2012
Fair market value	$41.69	$34.93
Option price	$39.61	$33.18
Expected dividend yield	0%	0%
Expected volatility	17%	21%
Risk free interest rate	0.05%	0.06%

Note 14 – Income Taxes

Zebra has identified, evaluated, and measured the amount of income tax benefits to be recognized for all of our income tax positions. Included in deferred tax assets are amounts related to federal and state net operating losses acquired as part of our acquisition of WhereNet Corporation in 2007. We intend to utilize these net operating loss carryforwards to offset future income taxes.

Zebra earns a significant amount of its operating income outside of the U.S., which is deemed to be permanently reinvested in foreign jurisdictions. We do not intend to repatriate funds. Repatriation would result in higher effective tax rates. Borrowing in the U.S. would result in increased interest expense.

An audit of U.S. federal tax returns for years 2008 through 2010 was completed in 2012. The Internal Revenue Service is currently in the process of auditing the 2011 federal return. The tax years 2010 through 2012 remain open to examination by multiple state taxing jurisdictions. Tax authorities in the United Kingdom have completed income tax audits for tax years through 2011.

Zebra’s continuing practice is to recognize interest and/or penalties related to income tax matters as part of income tax expense. For the nine months ended September 28, 2013 and September 29, 2012, we did not accrue any interest or penalties into income tax expense.

	Three Months Ended		Nine months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Effective tax rate	18.1%	31.0%	18.4%	27.5%

The effective income tax rate for the first nine months of 2013 was 18.4% compared with 27.5% which reflects a discrete item for a nondeductible asset impairment charge increasing the effective tax rate by 2.0% for the first nine months of 2012. The 2013 effective tax rate reflects higher profits in lower-rate international jurisdictions in addition to 9 months of tax benefits derived from tax planning income tax strategies put into place during the second half of 2012. In addition, the US R&D credit reinstatement for the 2012 income tax year resulted in a tax benefit of $400,000 recorded in the first quarter. In addition, as a result of filing the 2012 federal income tax return during the third quarter, we recorded a onetime income tax benefit in the amount of $715,000 or a reduction of 1.5% related to differences between the income tax provision and the actual return that was filed.

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

The components of other comprehensive loss for the three months ended September 28, 2013 are as follows (in thousands):

	As of June 29, 2013	Gain (Loss) recognized in OCI	Gain (Loss) reclassified from AOCI to income		Three Months ended September 28, 2013	As of September 28, 2013
Unrealized gains (losses) on hedging transactions:
Gross	$(821)	$(563)	$(749	) (1)	$(1,312)	$(2,133)
Income tax (benefit)	(191)	(118)	(187)		(305)	(496)

Net	(630)	(445)	(562)		(1,007)	(1,637)

Unrealized gains (losses) on investments:
Gross	(844)	518	106	(2)	624	(220)
Income tax (benefit)	(283)	157	34		191	(92)

Net	(561)	361	72		433	(128)

Foreign currency translation adjustments	(8,404)	182	0	(3)	182	(8,222)

Total accumulated other comprehensive gains (losses)	$(9,595)	$98	$(490)		$(392)	$(9,987)

	As of June 30, 2012	Gain (Loss) recognized in OCI	Gain (Loss) reclassified from AOCI to income		Three Months ended September 29, 2012	As of September 29, 2012
Unrealized gains (losses) on hedging transactions:
Gross	$4,017	$(6,997)	$1,736	(1)	$(5,261)	$(1,244)
Income tax (benefit)	1,004	(1,749)	434		(1,315)	(311)

Net	3,013	(5,248)	1,302		(3,946)	(933)

Unrealized gains (losses) on investments:
Gross	0	484	74	(2)	558	558
Income tax (benefit)	(15)	138	28		166	151

Net	15	346	46		392	407

Foreign currency translation adjustments	(8,775)	91	(79	) (3)	12	(8,763)

Total accumulated other comprehensive gains (losses)	$(5,747)	$(4,811)	$1,269		$(3,542)	$(9,289)

(1)	Transfer of unrealized gains and (losses) from AOCI to income on hedging transactions are included in net sales of tangible products.
(2)	Transfer of unrealized gains and (losses) from AOCI to income on investments are included in investment income.
(3)	Transfer of foreign currency translation gains and (losses) from AOCI to income, are included in foreign exchange.

The components of other comprehensive loss for the nine months ended September 28, 2013 are as follows (in thousands):

	As of December 31, 2012	Gain (Loss) recognized in OCI	Gain (Loss) reclassified from AOCI to income		Nine Months ended September 28, 2013	As of September 28, 2013
Unrealized gains (losses) on hedging transactions:
Gross	$(2,581)	$3,096	$(2,648	) (1)	$448	$(2,133)
Income tax (benefit)	(599)	765	(662)		103	(496)

Net	(1,982)	2,331	(1,986)		345	(1,637)

Unrealized gains (losses) on investments:
Gross	540	(1,140)	380	(2)	(760)	(220)
Income tax (benefit)	162	(373)	119		(254)	(92)

Net	378	(767)	261		(506)	(128)

Foreign currency translation adjustments	(8,721)	390	109	(3)	499	(8,222)

Total accumulated other comprehensive gains (losses)	$(10,325)	$1,954	$(1,616)		$338	$(9,987)

	As of December 31, 2011	Gain (Loss) recognized in OCI	Gain (Loss) reclassified from AOCI to income		Nine Months ended September 29, 2012	As of September 29, 2012
Unrealized gains (losses) on hedging transactions:
Gross	$7,355	$(12,971)	$4,372	(1)	$(8,599)	$(1,244)
Income tax (benefit)	2,096	(3,500)	1,093		(2,407)	(311)

Net	5,259	(9,471)	3,279		(6,192)	(933)

Unrealized gains (losses) on investments:
Gross	(797)	1,131	224	(2)	1,355	558
Income tax (benefit)	(287)	353	85		438	151

Net	(510)	778	139		917	407

Foreign currency translation adjustments	(8,961)	277	(79	) (3)	198	(8,763)

Total accumulated other comprehensive gains (losses)	$(4,212)	$(8,416)	$3,339		$(5,077)	$(9,289)

(1)	Transfer of unrealized gains and (losses) from AOCI to income on hedging transactions are included in net sales of tangible products.
(2)	Transfer of unrealized gains and (losses) from AOCI to income on investments are included in investment income.
(3)	Transfer of foreign currency translation gains and (losses) from AOCI to income, are included in foreign exchange.

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

Results of Operations: Third Quarter of 2013 versus Third Quarter of 2012

Consolidated Results of Operations

(Amounts in thousands, except percentages):

	Three Months Ended
	September 28, 2013	September 29, 2012	Percent Change	Percent of Net Sales - 2013	Percent of Net Sales - 2012
Net sales
Net sales of tangible products	$249,919	$239,786	4.2	94.8	95.1
Revenue from services & software	13,604	12,251	11.0	5.2	4.9

Total net sales	263,523	252,037	4.6	100.0	100.0
Cost of Sales
Cost of sales of tangible products	128,191	118,751	7.9	48.6	47.1
Cost of services & software	6,722	6,362	5.7	2.6	2.5

Total cost of sales	134,913	125,113	7.8	51.2	49.6

Gross profit	128,610	126,924	1.3	48.8	50.4
Operating expenses	81,841	88,159	(7.2)	31.1	35.0

Operating income	46,769	38,765	20.6	17.7	15.4
Other income	372	(267)	N/M	0.1	(0.1)

Income from continuing operations before income taxes	47,141	38,498	22.5	17.8	15.3
Income taxes	8,541	11,917	(28.3)	3.2	4.7

Income from continuing operations	38,600	26,581	45.2	14.6	10.6
Income from discontinued operations, net of tax	0	516	N/M	0.0	0.2

Net income	$38,600	$27,097	42.5	14.6	10.8

Diluted earnings per share:
Income from continuing operations	$0.76	$0.51	49.0
Income from discontinued operations	0.00	0.01	N/M

Net income	$0.76	$0.52	46.2

Consolidated Results of Operations – Third quarter

Sales

Net sales for the third quarter of 2013 compared with the corresponding 2012 quarter, increased 4.6% primarily from increased sales of supplies, aftermarket parts and services. Organic growth of Zebra’s label and wristband business played a significant role in the increase of supplies sales.

Sales by product category were as follows (amounts in thousands, except percentages):

	Three Months Ended
Product Category	September 28, 2013	September 29, 2012	Percent Change	Percent of Net Sales 2013	Percent of Net Sales 2012
Hardware	$186,721	$183,053	2.0	70.8	72.6
Supplies	61,897	55,423	11.7	23.5	22.0
Service and software	13,604	12,251	11.0	5.2	4.9

Subtotal products	262,222	250,727	4.6	99.5	99.5
Shipping and handling	1,301	1,310	(0.7)	0.5	0.5

Total net sales	$263,523	$252,037	4.6	100.0	100.0

Zebra experienced sales growth across all regions in comparison to 2012. This growth is primarily due to Asia-Pacific and Europe, Middle East and Africa experiencing improved business conditions during the quarter. Movement in foreign currency and hedge activity offset sales growth and decreased sales by $865,000.

Sales to customers by geographic region were as follows (in thousands, except percentages):

	Three Months Ended
Geographic Region	September 28, 2013	September 29, 2012	Percent Change	Percent of Net Sales 2013	Percent of Net Sales 2012
Europe, Middle East and Africa	$79,225	$75,637	4.7	30.1	30.0
Latin America	26,252	26,188	0.2	10.0	10.4
Asia-Pacific	41,922	36,843	13.8	15.9	14.6

Total International	147,399	138,668	6.3	56.0	55.0
North America	116,124	113,369	2.4	44.0	45.0

Total net sales	$263,523	$252,037	4.6	100.0	100.0

Gross Profit

Gross profit of 48.8%, versus 50.4% in 2012, reflects changes in product mix and higher costs for freight-in. Favorable movements in foreign currency increased third quarter gross profit by $2,259,000.

Printer unit volumes and average selling price information is summarized below:

	Three Months Ended
	September 28, 2013	September 29, 2012	Percent Change
Total printers shipped	325,395	310,972	4.6
Average selling price of printers shipped	$482	$492	(2.0)

For the third quarter of 2013, unit volumes increased compared to the third quarter of 2012, with notable volume increases in desktop and mobile printers, offset by volume decreases in table top printers. The average selling price decreased 2.0% in comparison to the third quarter of 2012. This reduction is the result of product mix. The average selling price improved 4.3% from second quarter of 2013, because of an improved product mix.

Operating Expenses

Operating expenses for the third quarter decreased 7.2% principally related to a goodwill impairment charge of $9,114,000 incurred in 2012. Operating expenses before the impairment charge increased 3.5% from higher compensation costs, outside professional services, as well as increased amortization and exit and restructuring costs.

Operating expenses are summarized below (in thousands, except percentages):

	Three Months Ended
Operating Expenses	September 28, 2013	September 29, 2012	Percent Change	Percent of Net Sales 2013	Percent of Net Sales 2012
Selling and marketing	$34,395	$32,321	6.4	13.1	12.8
Research and development	22,376	22,007	1.7	8.5	8.7
General and administrative	22,452	22,481	N/M	8.5	9.0
Amortization of intangible assets	1,831	1,670	9.6	0.7	0.7
Acquisition costs	268	566	(52.7)	0.1	0.2
Exit and restructuring costs	519	0	N/M	0.2	0.0
Asset impairment charge	0	9,114	N/M	0	3.6

Total operating expenses	$81,841	$88,159	(7.2)	31.1	35.0

Other Income (Expense)

The change in other income is primarily due to a reduction in foreign exchange loss compared with the third quarter 2012.

Our non-operating income and expense items are summarized in the following table (in thousands):

	Three Months Ended
	September 28, 2013	September 29, 2012
Investment income	$550	$541
Foreign exchange loss	(173)	(514)
Other, net	(5)	(294)

Total other income	$372	$(267)

Income Taxes

The effective income tax rate for the third quarter of 2013 was 18.1% compared with 31.0% which is the result of higher profits in lower-rate jurisdictions and the absence of a discrete item for a nondeductible asset impairment charge that was incurred in 2012. The inability to deduct the assets impairment charge for tax purposes increased the effective tax rate by 8.2% for the third quarter of 2012.

Results of Operations: Nine months ended September 28, 2013 versus nine months ended September 29, 2012

Consolidated Results of Operations

(Amounts in thousands, except percentages):

	Nine Months Ended
	September 28, 2013	September 29, 2012	Percent Change	Percent of Net Sales - 2013	Percent of Net Sales - 2012
Net sales
Net sales of tangible products	$714,949	$706,970	1.1	94.9	95.2
Revenue from services & software	38,671	36,019	7.4	5.1	4.8

Total net sales	753,620	742,989	1.4	100.0	100.0
Cost of Sales
Cost of sales of tangible products	370,966	357,764	3.7	49.2	48.2
Cost of services & software	20,072	18,041	11.3	2.7	2.4

Total cost of sales	391,038	375,805	4.1	51.9	50.6

Gross profit	362,582	367,184	(1.3)	48.1	49.4
Operating expenses	251,396	246,951	1.8	33.4	33.2

Operating income	111,186	120,233	(7.5)	14.7	16.2
Other income	2,435	(121)	N/M	0.4	0.0

Income from continuing operations before income taxes	113,621	120,112	(5.4)	15.1	16.2
Income taxes	20,921	33,014	(36.6)	2.8	4.5

Income from continuing operations	92,700	87,098	6.4	12.3	11.7
Income from discontinued operations, net of tax	8	816	(99.0)	0.0	0.1

Net Income	$92,708	$87,914	5.5	12.3	11.8

Diluted earnings per share
Income from continuing operations	$1.81	$1.67	8.4
Income from discontinued operations	0.00	0.02	N/M

Net income	$1.81	$1.69	7.1

Consolidated Results of Operations – Year to date

Sales

Net sales for the first nine months of 2013, compared with the same 2012 period, increased 1.4%. Weak business conditions from the first half of 2013 were partially offset by the inclusion of net sales attributable to the LaserBand acquisition in July 2012. The growth in supplies, which includes labels and wristbands, is the result of the LaserBand acquisition in July 2012 plus organic growth in supplies. Movement in foreign currency and hedge activity offset sales growth and decreased consolidated sales by $4,786,000.

Sales by product category were as follows (amounts in thousands, except percentages):

	Nine Months Ended
Product Category	September 28, 2013	September 29, 2012	Percent Change	Percent of Net Sales - 2013	Percent of Net Sales - 2012
Hardware	$532,350	$548,222	(2.9)	70.7	73.9
Supplies	178,638	154,893	15.3	23.7	20.8
Service and software	38,671	36,019	7.4	5.1	4.8

Subtotal products	749,659	739,134	1.4	99.5	99.5
Shipping and handling	3,961	3,855	2.7	0.5	0.5

Total net sales	$753,620	$742,989	1.4	100.0	100.0

North America and Asia Pacific contributed to an overall growth of 1.4%. Europe, Middle East and Africa (EMEA) experienced a stronger third quarter during 2013 offsetting weak business conditions from the first half of 2013.

Sales to customers by geographic region were as follows (in thousands, except percentages):

	Nine Months Ended
Geographic Region	September 28, 2013	September 29, 2012	Percent Change	Percent of Net Sales – 2013	Percent of Net Sales – 2012
Europe, Middle East and Africa	$237,811	$239,615	(0.8)	31.6	32.3
Latin America	73,706	73,846	(0.2)	9.8	9.9
Asia-Pacific	111,803	105,912	5.6	14.8	14.3

Total International	423,320	419,373	0.9	56.2	56.5
North America	330,300	323,616	2.1	43.8	43.5

Total net sales	$753,620	$742,989	1.4	100.0	100.0

Gross Profit

Gross profit decreased 1.3% due to unfavorable movements in product mix, special one-time pricing on large transactions, lower average selling price and higher freight-in costs. As a result, gross profit margin declined to 48.1% from 49.4%. Favorable movements in foreign currency increased gross profit by $3,440,000.

Printer unit volumes and average selling price information is summarized below:

	Nine Months Ended
	September 28, 2013	September 29, 2012	Percent Change
Total printers shipped	953,420	938,827	1.6
Average selling price of printers shipped	$471	$488	(3.5)

For the first nine months of 2013, unit volumes increased compared to the same period of 2012, with notable volume increases in desktop, kiosk, and card printers. The decrease in average selling price is a result of a change in product mix, special one-time pricing on large transactions and promotions on end of life inventory.

Operating Expenses

Operating expenses for the nine month period increased 5.7% before the impairment charge of $9,114,000 in 2012, and 1.8% including the impairment charge. The increase is principally related to higher expenses for compensation costs and outside professional services as well as increased amortization expense and exit and restructuring costs. Amortization expense increases resulted from intangible assets acquired in our LaserBand acquisition in July 2012.

Operating expenses are summarized below (in thousands, except percentages):

	Nine Months Ended
Operating Expenses	September 28, 2013	September 29, 2012	Percent Change	Percent of Net Sales 2013	Percent of Net Sales 2012
Selling and marketing	$101,740	$96,593	5.3	13.5	13.0
Research and development	67,435	64,759	4.1	9.0	8.7
General and administrative	71,781	71,203	0.8	9.5	9.6
Amortization of intangible assets	5,557	3,210	73.1	0.7	0.4
Acquisition costs	1,368	2,072	(34.0)	0.2	0.3
Exit and restructuring costs	3,515	0	N/M	0.5	0.0
Asset impairment charge	0	9,114	N/M	0.0	1.2

Total operating expenses	$251,396	$246,951	1.8	33.4	33.2

Exit and restructuring costs

During the third quarter of 2012, revenue from Location Solutions fell below plan from slower than anticipated growth in the automotive and process manufacturing industries, weakness in the government sector. As a result, we initiated the Locations Solutions 2012 restructuring plan.

In the second quarter of 2013 management determined that additional restructuring actions would be required to meet our financial goals for the Location Solutions business. We anticipate that the results of our restructuring actions will reduce costs of the Location Solutions business by $4,000,000 per year. These savings should be fully realized by the first quarter 2014. The savings from the Location Solutions restructuring plan will primarily benefit cost of goods sold, engineering and selling and marketing expenses.

During 2007, Zebra began a plan to outsource printer manufacturing to a third-party contract manufacturer. The transition to the third-party manufacturer was completed during 2010. During the fourth quarter of 2012, we determined that further supply chain cost reductions were possible by moving certain supply chain support operations closer to our contract printer manufacturer’s facility, which is located in China. We anticipate these actions will generate $2,600,000 in savings to our cost of goods sold. These actions should be completed by the end of 2013.

Other Income (Expense)

Investment income decreased due to a lower yield on invested financial assets compared with 2012. The increase in other income is the result of a net $1,557,000 favorable litigation settlement associated with an investment loss that was recorded in prior years.

Zebra’s non-operating income and expense items are summarized in the following table (in thousands):

	Nine Months Ended
	September 28, 2013	September 29, 2012
Investment income	$1,700	$1,959
Foreign exchange loss	(733)	(936)
Other, net	1,468	(1,144)

Total other income	$2,435	$(121)

Income Taxes

The effective income tax rate for the first nine months of 2013 was 18.4% compared with 27.5% which reflects a discrete item for a nondeductible asset impairment charge increasing the effective tax rate by 2.0% for the first nine months of 2012. The 2013 effective tax rate reflects higher profits in lower-rate international jurisdictions in addition to 9 months of tax benefits derived from tax planning income tax strategies put into place during the second half of 2012. In addition, the US R&D credit reinstatement for the 2012 income tax year resulted in a tax benefit of $400,000 recorded in the first quarter. In addition, as a result of filing the 2012 federal income tax return during the third quarter, we recorded a onetime income tax benefit in the amount of $715,000 or a reduction of 1.5% related to differences between the income tax provision and the actual return that was filed.

Liquidity and Capital Resources

(Amounts in thousands, except percentages):

	Nine Months Ended
Rate of Return Analysis:	September 28, 2013	September 29, 2012
Average cash and marketable securities balances	$430,200	$347,745
Annualized rate of return	0.5%	0.8%

Average cash and marketable securities balances for the first nine months of 2013 increased compared to 2012 as a result of increased cash and marketable securities in 2013 versus comparable levels in 2012.

As of September 28, 2013, Zebra had $466,325,000 in cash and investments and marketable securities, compared with $394,075,000 at December 31, 2012. Factors affecting cash and investment balances during the first nine months of 2013 include the following (changes below include the impact of foreign currency):

•	Inventories decreased $16,702,000 due to a decrease in raw materials and finished goods.

•	Accounts receivable increased $6,641,000 due to increased sales and timing of receipts.

•	Accrued liabilities decreased $6,256,000 due to the timing of annual bonus payments and regular payroll.

•	Purchases of treasury shares totaled $58,459,000.

Management believes that existing capital resources and funds generated from operations are sufficient to finance anticipated capital requirements.

Zebra earns a significant amount of its operating income outside of the U.S., which is deemed to be permanently reinvested in foreign jurisdictions. Zebra does not intend to repatriate these funds. Should Zebra require more capital in the U.S. than is generated by our operations, we could elect to repatriate funds held in foreign jurisdictions or raise capital in the U.S. through debt or equity issuances. Repatriation would result in higher effective tax rates. Borrowing in the U.S. would result in increased interest expense.

Significant Customer

Our net sales to significant customers as a percentage of total net sales were as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Customer A	17.5%	20.8%	16.6%	21.0%
Customer B	12.9%	11.2%	13.1%	11.0%
Customer C	12.6%	10.5%	12.3%	10.0%

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

There were no material changes in Zebra’s market risk during the quarter ended September 28, 2013. For additional information on market risk, refer to the “Quantitative and Qualitative Disclosures About Market Risk” section of our Form 10-K for the year ended December 31, 2012.

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

Treasury Shares

During the third quarter of 2013, Zebra purchased 641,719 shares of Zebra’s Class A Common Stock at a weighted average share price of $46.59 per share, as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum number of shares that may yet be purchased under the program
July 2013 (June 30 – July 27)	23,282	$44.00	23,282	1,372,012
August 2013 (July 28 – August 24)	266,341	$47.63	266,341	1,105,671
September 2013 (August 25 – September 28)	352,096	$45.97	352,096	753,575

(1)	On November 4, 2011, Zebra’s Board authorized the purchase of up to an additional 3,000,000 shares under our stock repurchase program. This authorization does not have an expiration date.

(2)	During the third quarter, Zebra acquired 544 shares of Zebra Class A Common Stock through the withholding of shares necessary to satisfy tax withholding obligations upon the vesting of restricted stock awards. These shares were acquired at an average price of $47.85 per share.

Item 6.	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from Zebra Technologies Corporation Quarterly Report on Form 10-Q, for the quarter ended September 28, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the consolidated balance sheets; (ii) the consolidated statements of earnings; (iii) the consolidated statements of comprehensive income, (iv) the consolidated statements of cash flows; and (v) notes to consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZEBRA TECHNOLOGIES CORPORATION

Date: November 5, 2013	By:	/s/ Anders Gustafsson
Anders Gustafsson
Chief Executive Officer

Date: November 5, 2013	By:	/s/ Michael C. Smiley
Michael C. Smiley
Chief Financial Officer