Form 10-K
period 2013-12-31
ZEBRA TECHNOLOGIES CORP
filed 2014-02-20
CIK 877212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Act). Yes          No X

As of June 29, 2013, the aggregate market value of each of the registrant’s Class A Common held by non-affiliates was approximately $2,102,525,626. The closing price of the Class A Common Stock on June 28, 2013, as reported on the Nasdaq Stock Market, was $43.44 per share.

As of February 7, 2014, 50,369,005 shares of Class A Common Stock, par value $.01 per share, were outstanding.

Documents Incorporated by Reference

Certain sections of the registrant’s Notice of Annual Meeting of Stockholders and Proxy Statement for its Annual Meeting of Stockholders to be held on May 15, 2014, are incorporated by reference into Part III of this report.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

PART I

References in this document to “Zebra,” “we,” “us,” or “our” refer to Zebra Technologies Corporation and its subsidiaries, unless the context specifically indicates otherwise.

Safe Harbor

Forward-looking statements contained in this filing are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995 and are highly dependent upon a variety of important factors which could cause actual results to differ materially from those expressed or implied in such forward looking statements. When used in this document and documents referenced, the words “anticipate,” “believe,” “intend,” “estimate,” “will” and “expect” and similar expressions as they relate to Zebra or its management are intended to identify such forward-looking statements, but are not the exclusive means of identifying these statements. The forward-looking statements include, but are not limited to, Zebra’s financial outlook for the first quarter and full year of 2014. These forward-looking statements are based on current expectations, forecasts and assumptions and are subject to the risks and uncertainties inherent in Zebra’s industry, market conditions, general domestic and international economic conditions, and other factors. These factors include:

•	Market acceptance of Zebra’s printer and software products and competitors’ product offerings and the potential effects of technological changes,
•	The effect of global market conditions, including North America, Latin America, Asia Pacific, Europe, Middle East and Africa and other regions in which we do business,
•	Our ability to control manufacturing and operating costs,
•

Risks related to the manufacturing of Zebra’s products in foreign countries as well as business operations in foreign countries including the risk of depending on key suppliers who are also in foreign countries,

•	Zebra’s ability to purchase sufficient materials, parts and components to meet customer demand, particularly in light of global economic conditions,
•	The availability of credit and the volatility of capital markets, which may affect our suppliers and customers,
•	Success of integrating acquisitions, including the Hart Systems business we acquired in December 2013,
•	Interest rate and financial market conditions because of our large investment portfolio,
•	The impact of the percentage of cash and cash equivalents held outside the United States,
•	The effect of natural disasters on our business,
•	The impact of changes in foreign and domestic governmental policies, laws or regulations
•	Foreign exchange rates due to the large percentage of our international sales and operations,
•	The outcome of litigation in which Zebra is involved, particularly litigation or claims related to infringement of third-party intellectual property rights and,
•	The outcome of any future tax matters.

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

Zebra’s extensive portfolio of marking, tracking and printing technologies, which include barcode, RFID and sensoring, captures physical events in digital form to give operational events a virtual voice. This capture enables organizations to know in real-time the location, condition, timing and accuracy of events occurring throughout their value chain. Once the events are seen, organizations can create new value from what is already there.

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

Zebra also designs and sells solutions incorporating active RFID and ultra wideband radio (UWB) technologies. These solutions help businesses locate and or track assets and people in real time. They use battery-powered wireless tags, fixed-position antennae, transponder modules and application software. We also provide consulting services, maintenance contracts and software licenses related to these solutions.

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

In December 2013, Zebra acquired Hart Systems, a leading provider of self-directed physical inventory management solutions to the retail industry. Hart has distinguished itself in the market by offering retailers high ROI, self-managed inventory solutions. This acquisition enables us to expand our presence in the retail market segment by offering additional inventory management services as part of Zebra’s dedicated retail solutions. It adds software as a service (SaaS) to Zebra’s product portfolio.

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

Continuing Operations

Zebra’s continuing operations include our printers, supplies and services businesses and our Location Solutions operations.

Zebra’s printer operations

We design our printer products to produce high-quality labels, wristbands, tickets, receipts, and plastic cards on demand. The exceptional diversity of applications using our printer products for barcoding and personal identification includes routing and tracking, patient safety, transaction processing, and identification and authentication. These applications require high levels of data accuracy, where speed, reliability and durability are critical. They also include specialty printing for receipts and tickets for improved customer service and productivity gains. Plastic cards are used for secure, reliable personal identification (state identification cards and drivers licenses), access control and financial cards (credit, debit and ATM cards) by financial institutions.

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

We believe competitive forces on businesses worldwide drive them to strengthen security, reduce costs, more effectively manage assets, improve quality, deliver better customer service, and increase productivity which support the adoption of the printing and automatic identification applications Zebra provides. These solutions deliver significant and predictable economic benefits. Many of Zebra’s applications enhance the use of enterprise resource planning (ERP) and other process improvement systems in manufacturing and service organizations. Greater emphasis on supply chain management and the drive to reduce errors in healthcare are also increasing the use of automatic identification systems. Still other applications are taking advantage of recent advances in wireless and hand-held computing technologies.

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

We also sell related specialty labeling materials, thermal ink ribbons, and barcode label design and network management software. These products are used to support barcode labeling, personal identification and specialty printing solutions principally in the manufacturing supply chain, retail, healthcare and government sectors of the economy.

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

We work closely with distributors, value-added resellers, kiosk manufacturers and end users of our products to design and implement printing solutions that meet their technical demands. To achieve this flexibility, we provide our customers with a broad selection of printer models, each of which can be configured for specific applications. Additionally, we will select and, if necessary, create appropriate labeling stock, ink ribbons and adhesives to suit a particular application. In-house engineering personnel in software, mechanical, electronic and chemical engineering participate in the creation and development of unique printing solutions for particular applications.

As of December 31, 2013, we offered 57 thermal printer models with numerous variations, in seven categories as follows:

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

Zebra’s Location Solutions incorporate active RFID technology. Our software and hardware locate, track, manage, and maximize the utilization of high-value assets, equipment, and people. Whether tracking pallets through a supply chain, the flow of work in process, optimizing product fulfillment, analyzing movement of professional athletes, or providing wide-area asset traceability, our real-time location solutions provide constant visibility and accurate location.

Zebra provides asset tags, call tags, sensors, exciters and application software. Each tag contains a unique ID that users can associate to a specific asset, part, workstation or person. The complementary technologies in our location solutions work seamlessly together to provide customers with asset visibility, tracking, and motion monitoring.

Applications for our location solutions span a broad array of industries where tracking assets, transactions and people are critical. Our location solutions are deployed primarily in industrial manufacturing, process industries, aerospace, transportation and logistics and healthcare environments.

Printer supplies

Supplies products consist of stock and customized thermal labels, wristbands, plastic cards, card laminates and thermal transfer ribbons. Zebra promotes the use of genuine Zebra branded supplies with its printing equipment.

We fully support our printers, resellers and end users with an extensive line of superior quality, high-performance supplies optimized to a particular user’s needs. Supplies are chosen in consultation with the reseller and end-user based on the specific application, printer and environment in which the labeling system must perform. These printing solutions frequently include proprietary ribbon and label formulations that are designed to optimize image resolution and printer performance while meeting the most demanding end-user application performance criteria. Factors such as adhesion, resistance to scratches, smudges and abrasion, and chemical and environmental exposures are all taken into account when selecting the type of ribbon and labeling materials. The use of supplies that are not carefully matched to specific printers can degrade image quality, and decrease the life of key printer components such as printheads.

Zebra also provides a family of self-laminating wristbands for use in laser printers. These wristbands are marketed under the LaserBand name.

Printer related software

Zebra’s software products give assets a Digital Voice - enabling them to deliver Meaningful Data that leads to Smarter Decisions. The Zebra Digital Voice Solutions are Link-OS, Zatar, Zebra Commerce and Motion Works. These solutions create value for end users by enhancing process efficiency and by delivering insights about their business. The Digital Voice solutions enable our Partners to sell new devices, replace existing devices and deliver value over the life of those devices, via software & hardware service contracts, device management and analytics products. We leverage connectivity, mobility and Internet of Things technologies delivered via packaged, on premise software products, as well as through SaaS, PaaS and HaaS models.

Our solutions enable high levels of functionality to all major computer network and software systems. Zebra has specialized printer management, label design, printer drivers and application development solutions to help unlock the full potential of Zebra printers. Our Link-OS™ suite of networking and software system offerings, makes Zebra’s printers easy to use and integrate into small, medium and enterprise-wide environments. Zebra connectivity solutions include support for Ethernet, 802.11a/b/g/n, and Bluetooth®. Integration with multiple device operating systems, such as Microsoft® Windows® , Android ™, iOS, UNIX and Linux, are supported.

We also offer design and integration software specifically designed to optimize the performance of Zebra label and card printers. Our suite of tools includes CardStudio™, ZebraDesigner™, ZebraDesigner™ Pro, ZebraDesigner™ for XML, and ZebraDesigner™ Label Design Software for use with mySAP™ Business Suite. Zebra’s Enterprise Connector Solution for Oracle® Business Intelligence Publisher™, deliver seamless integration between Oracle and Zebra printers, creating a versatile, easily managed, cost-effective printing platform. Our Profile Manager printer management system allows networked Link-OS™ printers to be managed from the cloud.

Printer maintenance and services

Zebra provides maintenance and repair services at our repair centers located in Vernon Hills, Illinois, United States; Etobicoke, Ontario, Canada; Mexico City, Mexico; Preston, United Kingdom; Singapore; Shanghai, China; Heerenveen, Netherlands; Sydney, Australia; and Sao Paulo, Brazil. Zebra Authorized Service Providers (ZASP) also provide repair services for most Zebra products at their locations. In addition, Zebra offers on-site repair services for tabletop printers in the United States. Outside of the United States, Zebra’s resellers may provide maintenance service, either directly as ZASPs or through independent service agents. Zebra also provides technical support from in-house support personnel located in the United States, the United Kingdom and Singapore. For most Zebra products, Zebra provides interactive technical support via the Internet at www.zebra.com, 24 hours per day, seven days per week.

Printer warranties

In general, Zebra provides one year of warranty coverage on our printers against defects in material and workmanship.

Thermal printheads are warranted for six months and batteries are warranted for one year. Battery-based products, such as location tags, are covered by a 90 day warranty. Zebra supplies are warranted against defects in material and workmanship for their stated shelf life or twelve months, whichever ends first. Defective equipment and supplies may be returned for repair or replacement during the applicable warranty periods.

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

Thermal transfer printers apply heat to a ribbon to release ink onto labels or tags. This form of thermal printing technology allows a wider range of specialty label materials and associated inks to be used for applications such as circuit board labels, chemical identification and product labels that require resistance to chemicals, extreme temperatures, abrasion, or labels requiring a long shelf life. Most of our printers in our high performance, midrange, print engine, desktop and mobile categories use thermal transfer printing but can also support direct thermal printing.

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

Zebra’s printers integrate company-designed mechanisms, electrical systems and printer operating systems. Enclosures of metal or high-impact plastic ensure the durability of our printers. Special mechanisms optimize handling of labels, ribbons, and plastic cards. Fast, high-current electrical systems provide consistent image quality. Mobile printers use NiMH or LiIon batteries to optimize print quality over an extended operating shift. Our printer operating systems support serial, parallel, Ethernet, USB, infrared, Bluetooth, or 802.11a/b/g/n wireless communications with appropriate security protocols. Printing instructions can be received as a proprietary language such as the Zebra Programming Language II (ZPL II®), as a print driver-provided image, or as user-defined XML. These features make our printers easy to integrate into virtually all common computer systems including those operating on UNIX, Linux, or Microsoft® Windows® operating systems. Some independent software vendors, including Adobe, Oracle and SAP, have included Zebra printing support in applications for healthcare, warehouse management, manufacturing, passenger transportation and retailing.

Printer sales and marketing

Sales. We sell our printer products primarily through distributors, value-added resellers (VARs), direct marketers, and original equipment manufacturers (OEMs). We also sell our printer products directly to a select number of named customer accounts. For media and consumables, we sell directly to end users through the Internet and inside operations. Distributors and VARs purchase, stock and sell a variety of automatic identification components from different manufacturers and customize systems for end-user applications using their systems and application integration expertise. Because these sales channels provide specific software, configuration, installation, integration and support services required by end users within various market segments, these relationships allow us to reach end users throughout the world in a wide variety of industries. We experience a minor amount of seasonality in sales, depending on the geographic region and industry served.

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

In some instances, we have designated a customer as a strategic account when the customer is in a targeted high-growth industry with applications using Zebra solutions that span multiple product categories. Zebra sales personnel, either alone or together with our channel partners, manage these strategic accounts to ensure their needs are being met.

The sales function also encompasses a team that manages three global alliances. They direct the business development strategies for third-party relationships that are strategic to new demand creation for specific vertical markets and/or specific applications.

Marketing. Marketing operations encompass global corporate marketing, field marketing, product marketing, industry marketing, market research and channel marketing functions. Corporate marketing manages our Zebra brand globally, corporate public relations, internal communications and our web site. Corporate marketing is also responsible for market research and planning and industry marketing. Product marketing focuses on market analysis, positioning, product launch support and analyzes Zebra’s competitive position. Field marketing encompasses demand generation, channel program management and marketing and sales enablement.

Printer production and manufacturing

We design our products to optimize product performance, quality, reliability, durability and versatility. These designs combine cost-efficient materials, sourcing and assembly methods with high standards of workmanship.

Final assembly of our printer products is performed by Jabil Circuit, Inc., a third-party electronics manufacturer. Jabil produces our printers to our design specifications in the quantities we order. We maintain control over portions of the supply chain including supplier selection and price negotiations of key components. Jabil is responsible for the procurement of the components and subassemblies used in the Zebra printers it produces. Zebra has a subsidiary located in Guangzhou, China, and has an office located near the Jabil facility in China where our products are assembled. This office is staffed with our sourcing, engineering and quality personnel to help ensure that we receive optimal raw material pricing, manufacturing process controls are maintained and the final printers meet our quality standards. The majority of our printers manufactured by Jabil are shipped to our regional distribution centers. A portion of products are reconfigured at Zebra’s distribution centers through firmware downloads, packaging and customer specific customization before they are shipped to customers. In addition, certain products are manufactured in accordance with Federal procurement regulations and various international trade agreements, and remain eligible for sale to the United States government.

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

Dye sublimation, the technology used in our card printers, is only one of several commercially available processes used to personalize cards. We also compete with companies that produce identification cards using alternative technologies, which include ink-jet, thermal transfer, embossing, film-based systems, encoders, laser engraving and large-scale dye sublimation printers. These card personalization technologies offer viable alternatives to Zebra’s card printers and provide effective competition from a variety of companies, many of which are substantially larger than us. In addition, service bureaus compete for end-user business and provide an alternative to the purchase of our card printing equipment and supplies.

We compete with a diverse group of small companies marketing RTLS solutions.

Our ability to compete effectively depends on a number of factors. These factors include the reliability, quality and reputation of the manufacturer and its products; hardware and software innovations and specifications; breadth of product offerings; information systems connectivity; price; level of technical support; supplies and applications support offered; available distribution channels; and financial resources to support new product design and innovation. We believe that Zebra presently competes favorably with respect to these factors.

We face competition in our printing business from many printer companies, including the following (listed in alphabetical order): Argox; Avery Dennison; Bixolon; Blue Bamboo; Boca Systems; Brother International; Canon; CIM; Citizen; Cognitive TPG; Custom; Danaher; Datacard; Datamax-O’Neil, a unit of Dover Corporation; Dymo, a Newell Rubbermaid Company; Epson; Evolis; Fargo Electronics, a unit of HID Global; Godex; Hewlett-Packard; Hitachi; Honeywell International Inc.; Lexmark International; MagiCard; Matica; Microcom; Mitsubishi; NBS Technologies; Nisca; Oki Data; Olympus; Practical Automation; Printronix; Sato; Seiko Instruments; Song Woo Electronics; Sony; Star Micronics; Taiwan Semiconductor; Toshiba TEC; Victor Data Systems; Woosim; and Xerox.

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

Therefore, we continually assess competitive and complementary methods of barcode printing and other means of automatic identification. Alternative print technologies include ink jet, laser and direct marking. While we cannot be certain that a new technology will not supplant thermal printing for labels, cards and receipts, we are not aware of any developing technology that offers the advantages of thermal printing for our targeted applications. We continually monitor and evaluate new RFID technologies, support standards development and rapidly adopt RFID into new Zebra products and systems as new markets and applications emerge.

Customers

Zebra had three customers that accounted for 10% or more of its sales. All three of these customers are distributors and not end users. Our net sales to significant customers as a percentage of total net sales were as follows:

	Year Ended December 31,
	2013	2012	2011
Customer A	16.8%	20.4%	20.7%
Customer B	13.1%	11.4%	10.5%
Customer C	12.3%	10.3%	8.9%

No other customer accounted for 10% or more of total net sales during these years.

Sales

Net sales by product category for the last three years were (in thousands):

	Year Ended December 31,
Product Category	2013	2012	2011
Hardware	$735,123	$730,489	$743,308
Supplies	243,965	212,499	187,457
Service and software	53,627	47,941	47,206

Subtotal	1,032,715	990,929	977,971
Shipping and handling	5,444	5,239	5,517

Total net sales	$1,038,159	$996,168	$983,488

Net sales to international customers, as a percent of total net sales, were as follows:

	Year Ended December 31,
	2013	2012	2011
Percent of net sales	55.6%	56.2%	58.4%

The percentage of international sales decreased in 2012 and 2013 due to the Laserband acquisition in July of 2012, which principally sells in North America. However, organically, international sales are likely to increase faster than domestic sales because of the lower penetration of automatic identification applications outside North America and Western Europe as well as generally higher economic growth rates in developing countries. As a result, Zebra has invested resources to support our international growth and currently operates facilities and sales offices, or has representation, in 30 different countries.

Research and Development

Zebra’s research and development expenditures for the last three years were as follows (in thousands, except percentages):

	Year Ended December 31,
	2013	2012	2011
Research and development expenses	$91,147	$87,364	$89,926
Percent of net sales	8.8%	8.8%	9.1%

We devote significant resources to developing new innovative solutions for our target markets and ensuring that our products and solutions maintain high levels of reliability and value to our customers.

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

Other trademarks mentioned in this report are the property of their respective holders and include UNIX, a registered trademark of UNIX Systems Laboratories; MS/DOS and Windows, registered trademarks of Microsoft; SAP, a registered trademark of SAP AG; and Linux, a registered trademark of Linus Torvalds. Bluetooth is a trademark owned by Bluetooth SIG and used by Zebra under license.

Employees

As of January 25, 2014, Zebra employed approximately 2,583 persons, of which 265 were corporate employees. None of our employees are members of a union. Some portions of our business, primarily in Europe and China, are subject to labor laws that differ significantly from those in the United States. For example, in Europe, it is common for a works council to represent employees when discussing matters such as compensation, benefits or terminations of employment. We consider our employee relations to be very good.

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

Final assembly of our thermal printers and most of our Location Solutions products is performed by Jabil Circuit, a third-party electronics manufacturer. We are dependent on Jabil as a sole-source of supply for the manufacture of such products. A failure by Jabil to provide manufacturing services to Zebra as Zebra requires, or any disruption in such manufacturing services, may adversely affect Zebra’s business results. Because we rely on a third-party provider such as Jabil to manufacture our products, Zebra may incur increased business continuity risks. Zebra is not able to exercise direct control over the assembly or related operations of its thermal printers and Location Solutions products. If Jabil experiences business difficulties or fails to meet Zebra’s manufacturing needs, then Zebra may be unable to satisfy customer product demands, lose sales and be unable to maintain customer relationships. Longer production lead times may result in shortages of certain products and inadequate inventories during periods of unanticipated higher demand. Without Jabil’s continuing manufacture of Zebra’s products, Zebra will have no other means of final assembly of its thermal printers and Location Solutions products until Zebra is able to secure the manufacturing capability at another facility or develop an alternative manufacturing facility. This transition could be costly and time consuming.

Although Zebra carries business interruption insurance to cover lost sales and profits in an amount it considers adequate, in the event of supply disruption, this insurance does not cover all possible situations. In addition, the business interruption insurance would not compensate Zebra for the loss of opportunity and potential adverse impact, both short-term and long-term, on relations with our existing customers going forward.

Zebra has significant operations outside the United States and sells a significant portion of its products internationally and purchases important components, including final products, from foreign suppliers. Zebra has significant operations outside of the United States which create significant risks. In addition, Zebra sells a substantial amount of its products to customers outside of the United States. Shipments to international customers are expected to continue to account for a material portion of net sales. Zebra also expects to continue the use of third-party contract manufacturing services with overseas production and assembly operations for our products.

Risks associated with operations, sales and purchases outside the United States include:

•	Fluctuating foreign currency rates could restrict sales or increase costs of purchasing in foreign countries;
•	Volatility in foreign credit markets may affect the financial well-being of our customers and suppliers;
•	Adverse changes in, or uncertainty of, local business laws or practices, including the following:
•	Foreign governments may impose burdensome tariffs, quotas, taxes, trade barriers or capital flow restrictions;
•	Restrictions on the export or import of technology may reduce or eliminate the ability to sell in or purchase from certain markets;
•	Political and economic instability may reduce demand for our products or put our foreign assets at risk;
•

Potentially limited intellectual property protection in certain countries may limit recourse against infringing on our products or cause Zebra to refrain from selling in certain geographic territories;

•	Staffing may be difficult and turnover higher at international operations;
•	A government controlled exchange rate and limitations on the convertibility of the Chinese yuan;
•	Transportation delays that may affect production and distribution of Zebra’s products; and
•	Effectively managing and overseeing operations that are distant and remote from corporate headquarters may be difficult.

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

Zebra competes in a competitive industry, which may become more competitive. Competitors may be able to respond more quickly to new or emerging technology and changes in customer requirements. Zebra faces significant competition in developing and selling its products and solutions. Some competitors have substantial marketing, financial, development and personnel resources. To remain competitive, Zebra believes it must continue to effectively and economically provide:

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

Zebra is vulnerable to the potential difficulties associated with the increase in the complexity of its business. Zebra has grown rapidly over the last several years through domestic and international growth. This growth has caused increased complexities in the business. We believe our future success depends in part on our ability to manage our growth and increased complexities of our business and the demands from increased responsibility. The following factors could present difficulties to us:

•	Compliance with evolving laws and regulations in multiple international jurisdictions;
•	Managing our distribution channel partners;
•	Managing our contract manufacturing and supply chain;
•	Manufacturing an increased number of products;
•	Increased administrative and operational burden;
•	Maintaining and improving information technology infrastructure to support growth;
•	Increased logistical problems common to complex, expansive operations; and
•	Increasing international operations.

Inability to consummate future acquisitions at appropriate prices could negatively impact our growth rate and stock price. Zebra’s ability to grow revenues, earnings and cash flow depends in part upon our ability to identify and successfully acquire and integrate businesses at appropriate prices and to realize anticipated synergies. Acquisitions can be difficult to identify and consummate due to unreasonable asking prices, competition among prospective buyers and the need to satisfy applicable closing conditions and obtain antitrust and other regulatory approval on acceptable terms.

Zebra could encounter difficulties in any acquisition it undertakes, including unanticipated integration problems and business disruption. Acquisitions could also dilute stockholder value and adversely affect operating results. Zebra may acquire or make investments in other businesses, technologies, services or products. An acquisition may present business issues which are new to Zebra. The process of integrating any acquired business, technology, service or product into our operations may result in unforeseen operating difficulties and expenditures. Integration of an acquired company also may consume considerable management time and attention, which could otherwise be available for ongoing operations and the further development of our existing business. The expected benefits of any acquisition may not be realized.

Acquisitions also may involve a number of risks, including:

•	Difficulties and uncertainties in retaining the customers or other business relationships from the acquired entities;
•	The loss of key employees of acquired entities;
•	The ability of acquired entities to fulfill their customer’s obligations;
•	The discovery of unanticipated issues or liabilities;
•	Pre-closing and post-closing acquisition-related earnings charges could adversely impact operating results in any given period, and the impact may be substantially different from period to period;
•	The failure of acquired entities to meet or exceed expected returns could result in impairment of goodwill or intangible assets acquired; and
•	The acquired entities’ ability to implement internal controls and accounting systems necessary to be compliant with requirements applicable to public companies subject to SEC reporting.

Future acquisitions could result in potentially dilutive issuances of equity securities or the incurrence of debt and contingent liabilities.

Zebra sources some of its component parts from sole source suppliers. A disruption in the supply of such component parts could have a material adverse effect on our ability to meet customer demand and negatively affect our financial results.

Infringement by Zebra or Zebra suppliers on the proprietary rights of others could put Zebra at a competitive disadvantage, and any related litigation could be time consuming and costly. Third parties may claim that Zebra or Zebra suppliers violated their intellectual property rights. To the extent of a violation of a third-party’s patent or other intellectual property right, Zebra may be prevented from operating its business as planned, and may be required to pay damages, to obtain a license, if available, or to use a non-infringing method, if possible, to accomplish its objectives. Any of these claims, with or without merit, could result in costly litigation and divert the attention of key personnel. If such claims are successful, they could result in costly judgments or settlements. Also, as new technologies emerge the intellectual property rights of parties in such technologies can be uncertain. As a result, Zebra’s products involving such technologies may have higher risk of claims of infringement of the intellectual proprietary rights of third parties.

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

Zebra’s products are subject to U.S. and non-U.S. foreign regulations that pertain to electrical and electronic equipment, which may materially adversely affect Zebra’s business. These regulations influence the design, components or operation of such products. New regulations and changes to current regulations are always possible and, in some jurisdictions, regulations may be introduced with little or no time to bring related products into compliance with these regulations. Zebra’s failure to comply with these regulations may prevent us from selling our products in a certain country. In addition, these regulations may increase our cost of supplying products by forcing us to redesign existing products or to use more expensive designs or components. In these cases, Zebra may experience unexpected disruptions in our ability to supply customers with products, or we may incur unexpected costs or operational complexities to bring products into compliance. This could have an adverse effect on Zebra’s revenues, gross profit margins and results of operations and increase the volatility of our financial results.

Cybersecurity incidents could disrupt business operations. Like many companies, Zebra continually strives to meet industry information security standards relevant to our business. We regularly perform vulnerability assessments, remediate vulnerabilities, review log/access, perform system maintenance, manage network perimeter protection and implement and manage disaster recovery testing.

A cyber-attack that breaches our external perimeter may lead to a material disruption of our core business systems and/or lead to the loss or corruption of confidential business information that could result in an adverse business impact, as well as, possible damage to the Zebra brand. This could also lead to a public disclosure or theft of private intellectual property and a possible loss of customer confidence.

While we have experienced, and expect to continue to experience, these types of threats and incidents, there have been no material incidents incurred to-date at Zebra. If Zebra’s core business operations, or that of one of our third-party service providers, were to be breached, this could affect the confidentiality, integrity and availability of our systems and data. While we continue to perform security due diligence, there is always the possibility of a significant breach effecting the confidentiality, integrity and availability of our systems and/or data.

Zebra products that are deployed in customer environments also have the possibility of being breached, which could result in damage to a customer’s confidentiality, integrity and availability of the customer’s data and systems.

Defects or errors in Zebra’s software products could harm its reputation, result in significant cost to Zebra and impair Zebra’s ability to market such products. Zebra’s software may contain undetected errors, defects or bugs. Although Zebra has not suffered significant harm from any errors, defects or bugs to date, we may discover significant errors, defects or bugs in the future that we may not be able to correct or correct in a timely manner. It is possible that errors, defects or bugs will be found in Zebra’s existing or future software products and related services with the possible results of delays in, or loss of market acceptance of, Zebra’s products and services, diversion of our resources, injury to our reputation, increased service and warranty expenses and payment of damages.

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

Taxing authority challenges may lead to tax payments exceeding current reserves. Zebra is subject to ongoing tax examinations in various jurisdictions. As a result, we may record incremental tax expense based on expected outcomes of such matters. In addition, we may adjust previously reported tax reserves based on expected results of these examinations. Such adjustments could result in an increase or decrease to Zebra’s effective tax rate. Future changes in tax law in various jurisdictions around the world and income tax holidays could have a material impact on Zebra’s effective tax rate, foreign rate differential, future income tax expense and cash flows.

Economic conditions and financial market disruptions may adversely affect Zebra’s business and results of operations. Adverse economic conditions or reduced information technology spending may adversely impact our business. Financial markets throughout the world experienced extreme disruption from 2008 through 2009, resulting in historically high volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others, failure and potential failures of major financial institutions and unprecedented government support of financial institutions and corporations. A recurrence of these developments and a related general economic downturn could adversely affect Zebra’s business and financial condition through a reduction in demand for our products by our customers. If a slowdown were severe enough, it could require further impairment testing and write-downs of goodwill and other intangible assets. Cost reduction actions may be necessary and lead to restructuring charges. A tightening of financial credit could adversely affect our customers, suppliers, outsource manufacturer and channel partners (e.g., distributors and resellers) from obtaining adequate credit for the financing of significant purchases. Another economic downturn could also result in a decrease in or cancellation of orders for Zebra’s products and services; negatively impact Zebra’s ability to collect its accounts receivable on a timely basis; result in additional reserves for uncollectible accounts receivable; and require additional reserves for inventory obsolescence. Higher volatility and fluctuations in foreign exchange rates for the U.S. dollar against currencies such as the euro, the British pound, the Chinese yuan, and the Brazilian real could negatively impact product sales, margins and cash flows.

A natural disaster may cause supply disruptions that could adversely affect Zebra’s business and results of operations. As reported, a powerful earthquake centered off the northeastern coast of Japan on March 11, 2011, resulted in the loss of many lives, wide-spread damage to and destruction of property, disruption of electric power, and the release of radiation from a crippled nuclear power plant. This devastation disrupted the operations to varying degrees of companies with business activity in the affected region, including the business of Zebra suppliers. Other natural disasters may occur in the future and Zebra is not able to predict to what extent or duration any such disruptions will have on our ability to maintain ordinary business operations. The consequences of an unfortunate natural disaster may have a material adverse effect on Zebra’s business and results of operations.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Zebra’s corporate headquarters are located in Lincolnshire, Illinois, a northern suburb of Chicago. Zebra also conducts its sales, marketing, engineering and operations activities from facilities in Vernon Hills, Illinois, and Agoura Hills, California. The additional 230,870 square footage is meant for occupancy in 2015, this lease replaces the Vernon Hills and Lincolnshire leases expiring in June 2015.

Zebra’s principal facilities as of December 31, 2013, are listed below:

	Square Footage
Location	Manufacturing, Production & Warehousing	Administrative, Research & Sales	Total	Lease Expires
Lincolnshire, Illinois, USA	0	230,870	230,870	November, 2026
Vernon Hills, Illinois, USA	110,000	115,000	225,000	June, 2015
Greenville, Wisconsin, USA	100,500	0	100,500	April, 2028
Heerenveen, The Netherlands	47,286	47,286	94,572	July, 2017
Agoura Hills, California, USA	0	75,077	75,077	March, 2021
Buffalo Grove, Illinois, USA	63,189	0	63,189	July, 2015
Preston, UK	51,450	8,600	60,050	Owned by Zebra
Lincolnshire, Illinois, USA	0	47,334	47,334	June, 2015
Flowery Branch, Georgia, USA	40,520	0	40,520	June, 2017
Lincoln, Rhode Island, USA	0	40,116	40,116	April, 2016
Guangzhou, China	0	32,655	32,655	January, 2014
Hauppauge, New York, USA	0	32,500	32,500	October, 2015
Bourne End, UK	0	27,251	27,251	June, 2019
Otay Mesa, California, USA	26,639	0	26,639	September, 2014
San Jose, California, USA	0	24,630	24,630	July, 2015
McAllen, Texas, USA	18,000	0	18,000	September, 2016
Germantown, Maryland, USA	0	13,134	13,134	January, 2016
Chicago, Illinois, USA	0	10,417	10,417	June, 2015
Rogersville, Tennessee, USA	0	9,780	9,780	April, 2014
Clayton, Missouri, USA	0	9,688	9,688	April, 2019
Singapore, Singapore	0	9,472	9,472	February, 2017
Shanghai, China	0	8,287	8,287	December, 2017
Detroit, Michigan, USA	0	7,085	7,085	February, 2018
Mexico City, Mexico	3,400	3,488	6,888	October, 2015
Sao Paulo, Brazil	0	5,812	5,812	February, 2015
Miami, Florida, USA	0	5,786	5,786	October, 2017
Shanghai, China	0	5,287	5,287	January, 2015

Total	460,984	769,555	1,230,539

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

Stock Information: Price Range and Common Stock

Our Class A Common Stock is traded on The NASDAQ Stock Market under the symbol ZBRA. The following table shows the high and low trade prices for each fiscal quarter in 2013 and 2012, as reported by The NASDAQ Stock Market.

2013	High	Low	2012	High	Low
First Quarter	$47.24	$40.04	First Quarter	$41.88	$34.61
Second Quarter	47.20	42.51	Second Quarter	41.79	31.79
Third Quarter	49.38	42.86	Third Quarter	38.74	33.25
Fourth Quarter	55.22	45.00	Fourth Quarter	40.41	34.92

Source: The NASDAQ Stock Market

At February 7, 2014, the last reported price for the Class A Common Stock was $54.62 per share, and there were 438 registered stockholders of record for Zebra’s Class A Common Stock. In addition, we had approximately 15,300 stockholders who owned Zebra stock in street name.

Dividend Policy

Since our initial public offering in 1991, we have not declared any cash dividends or distributions on our capital stock. Zebra currently does not anticipate paying any cash dividends in the foreseeable future.

Treasury Shares

During the fourth quarter of 2013, Zebra purchased 88,100 shares of Zebra’s Class A Common Stock at a weighted average share price of $52.70 per share, as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum number of shares that may yet be purchased under the program
October 2013 (September 29 – October 26)	100	$45.03	100	753,475
November 2013 (October 27 – November 23)	88,000	$52.71	88,000	665,475
December 2013 (November 24 – December 31)	0	$0.00	0	665,475

(1)	On November 4, 2011, Zebra’s Board authorized the purchase of up to an additional 3,000,000 shares under the purchase plan program. The November 2011 authorization does not have an expiration date.

(2)	During the fourth quarter, Zebra acquired 551 shares of Zebra Class A Common Stock through the withholding of shares necessary to satisfy tax withholding obligations upon the vesting of restricted stock awards. These shares were acquired at an average price of $48.28 per share.

Item 6.	Selected Financial Data

CONSOLIDATED STATEMENTS OF EARNINGS (LOSS) DATA

(In thousands, except per share amounts)

	Year Ended December 31,
	2013		2012		2011		2010	2009
Net sales	$1,038,159		$996,168		$983,488		$894,359	$738,482
Cost of sales	534,549		504,524		496,719		473,584	420,895

Gross profit	503,610		491,644		486,769		420,775	317,587
Total operating expenses	343,346	(1)	327,293	(2)	304,733	(3)	272,560 (4)	247,308 (5)

Operating income	160,264		164,351		182,036		148,215	70,279
Income from continuing operations before income taxes	163,827		164,174		179,719		149,607	72,319
Income from continuing operations	134,225		121,897		130,343		104,614	48,491
Income (loss) from discontinued operations, net of tax	133		1,007		44,300		(2,836)	(1,387)

Net income	$134,358		$122,904		$174,643		$101,778	$47,104

Basic earnings per share:
Income from continuing operations	$2.65		$2.36		$2.42		$1.83	$0.81
Income (loss) from discontinued operations	0.00		0.02		0.82		(0.05)	(0.02)

Net income	$2.65		$2.38		$3.24		$1.78	$0.79

Diluted earnings per share:
Income from continuing operations	$2.63		$2.35		$2.40		$1.82	$0.81
Income (loss) from discontinued operations	0.00		0.02		0.82		(0.05)	(0.02)

Net income	$2.63		$2.37		$3.22		$1.77	$0.79

Weighted average shares outstanding
Basic	50,693		51,566		53,854		57,143	59,306
Diluted	51,063		51,843		54,191		57,428	59,425

CONSOLIDATED BALANCE SHEET DATA

(In thousands)

	December 31,
	2013	2012	2011	2010	2009
Cash and cash equivalents, restricted cash, investments and marketable securities (current and long-term)	$415,795	$394,075	$326,695	$258,598	$245,027
Working capital (6)	635,049	615,649	475,899	455,143	429,277
Total assets	1,119,812	967,748	899,006	878,864	830,479
Long-term obligations (7)	15,477	14,229	11,515	10,191	9,012
Stockholders’ equity	958,658	857,002	776,925	730,032	712,129

(1)	Includes exit and restructuring costs of $5,890,000
(2)	Includes asset impairment charges of $9,114,000 and exit and restructuring costs of $960,000.
(3)	Includes exit and restructuring costs of $2,041,000.
(4)	Includes litigation settlement proceeds received of $1,082,000 and exit and restructuring costs of $2,262,000.
(5)	Includes exit and restructuring costs of $9,902,000.
(6)	Calculated as current assets minus current liabilities.
(7)	Long-term obligations include deferred compensation and unearned revenue. See Note 17 Deferred Compensation Plan in the Notes to the Consolidated Financial Statements included in this Form 10-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations: Fourth Quarter of 2013 versus Fourth Quarter of 2012

Consolidated Results of Operations

(Amounts in thousands, except percentages)

	Three Months Ended		Percent Change	Percent of Net Sales - 2013	Percent of Net Sales - 2012
	December 31, 2013	December 31, 2012
Net Sales
Tangible products	$269,583	$241,257	11.7	94.7	95.3
Service & software	14,956	11,922	25.4	5.3	4.7

Total net sales	284,539	253,179	12.4	100.0	100.0
Cost of Sales
Tangible products	136,547	121,869	12.0	48.0	48.1
Service & software	6,964	6,850	1.7	2.4	2.7

Total cost of sales	143,511	128,719	11.5	50.4	50.8

Gross profit	141,028	124,460	13.3	49.6	49.2
Operating expenses	91,949	80,342	14.4	32.3	31.7

Operating income	49,079	44,118	11.2	17.3	17.5
Other income (expense)	1,127	(56)	N/M	0.3	(0.1)

Income from continuing operations before income taxes	50,206	44,062	13.9	17.6	17.4
Income taxes	8,681	9,263	(6.3)	3.0	3.7

Income from continuing operations	41,525	34,799	19.3	14.6	13.7
Income from discontinued operations, net of tax	125	191	(34.6)	0.0	0.1

Net income	$41,650	$34,990	19.0	14.6	13.8

Diluted earnings per share:
Income from continuing operations	$0.82	$0.68	20.6
Income from discontinued operations	0.00	0.00	0.0

Net income	$0.82	$0.68	20.6

Consolidated Results of Operations – Fourth quarter

Sales

Net sales for the fourth quarter of 2013, compared with the same quarter in 2012, increased 12.4% as a result of increased sales across all product and service categories. Sales benefited from a general improvement in business conditions, with notable sales growth to customers in retail and manufacturing. Printer unit volume growth of 14.6% was partially offset by a 3.1% decline in average printer selling price. The acquisition of Hart Systems LLC, which occurred in December 2013, did not have a material effect on 2013 fourth quarter sales or financial results.

Sales by product category were as follows (amounts in thousands, except percentages):

	Three Months Ended			Percent of Net Sales 2013	Percent of Net Sales 2012
Product category	December 31, 2013	December 31, 2012	Percent Change
Hardware	$202,772	$182,267	11.2	71.2	72.0
Supplies	65,327	57,607	13.4	23.0	22.8
Service and software	14,956	11,922	25.4	5.3	4.7

Subtotal products	283,055	251,796	12.4	99.5	99.5
Shipping and handling	1,484	1,383	7.3	0.5	0.5

Total net sales	$284,539	$253,179	12.4	100.0	100.0

Printer unit volumes and average selling price information is summarized below:

	Three Months Ended		Percent Change
	December 31,	December 31,
	2013	2012
Total printers shipped	368,204	321,314	14.6
Average selling price of printers shipped	$462	$477	(3.1)

For the fourth quarter of 2013, unit volumes increased across all printer categories. The decrease in average selling price is a result of a change in product mix toward lower priced products in the 2013 quarter compared to the corresponding 2012 quarter.

Sales growth in North America, Asia Pacific and the Europe, Middle East and Africa region was partially offset by a sales decline in Latin America. Movement in foreign currency, net of hedge activity, increased sales by $1,979,000.

Sales to customers by geographic region were as follows (in thousands, except percentages):

	Three Months Ended			Percent of Net Sales 2013	Percent of Net Sales 2012
	December 31,	December 31,	Percent
Geographic region	2013	2012	Change
Europe, Middle East and Africa	$88,660	$83,355	6.4	31.2	32.9
Latin America	25,335	26,255	(3.5)	8.9	10.4
Asia-Pacific	40,936	31,665	29.3	14.4	12.5

Total International	154,931	141,275	9.7	54.5	55.8
North America	129,608	111,904	15.8	45.5	44.2

Total net sales	$284,539	$253,179	12.4	100.0	100.0

Gross profit

Gross profit increased 13.3% for the fourth quarter of 2013 versus the fourth quarter of 2012. As a percentage of sales, gross margin increased from 49.2% to 49.6%, primarily due to higher volume. Favorable foreign currency movements, net of hedges, increased fourth quarter gross profit by $1,672,000.

Operating expenses

Operating expenses are summarized below (in thousands, except percentages):

	Three Months Ended			Percent of Net Sales 2013	Percent of Net Sales 2012
	December 31,	December 31,	Percent
Operating expenses	2013	2012	Change
Selling and marketing	$36,280	$33,313	8.9	12.8	13.2
Research and development	23,712	22,605	4.9	8.3	8.9
General and administrative	24,434	20,964	16.6	8.6	8.3
Amortization of intangible assets	1,826	1,463	24.8	0.6	0.6
Acquisition costs	3,322	1,037	N/M	1.2	0.4
Exit and restructuring costs	2,375	960	N/M	0.8	0.4

Total operating expenses	$91,949	$80,342	14.4	32.3	31.7

Operating expenses for the quarter increased 14.4% primarily from increased expenses for compensation, outside professional services, information systems, and depreciation. The increase in amortization expense is related to the acquisition of certain patent rights in December 2012. Acquisition costs relate to investigated, and completed mergers and acquisitions during the period. Exit and restructuring costs in 2013 relate to the restructuring of the Location Solutions business management structure.

Operating income

Operating income for the fourth quarter of 2013 compared to the same period in 2012, increased 11.2%. The combination of sales growth and related improvement in gross margin contributed to the increase in operating income.

Income taxes

The effective income tax rate for the fourth quarter of 2013 was 17.3% compared with 21.0% for the same quarter in the prior year. This decrease is due to a combination of higher profits in lower-rate international jurisdictions and the implementation of the foreign holding company structure. In addition, the company recorded a favorable provision to return adjustment of $394,000, resulting in a reduction to the effective tax rate following the filing of the companies UK & Singapore income tax returns.

Results of Operations: Year ended December 31, 2013 versus Year ended December 31, 2012

Consolidated Results of Operations

(Amounts in thousands, except percentages)

	Year Ended
	December 31,	December 31,	Percent Change	Percent of Net Sales - 2013	Percent of Net Sales - 2012
	2013	2012
Net Sales
Tangible products	$984,532	$948,227	3.8	94.8	95.2
Service & software	53,627	47,941	11.9	5.2	4.8

Total net sales	1,038,159	996,168	4.2	100.0	100.0
Cost of Sales
Tangible products	507,513	479,633	5.8	48.9	48.1
Service & software	27,036	24,891	8.6	2.6	2.5

Total cost of sales	534,549	504,524	6.0	51.5	50.6

Gross profit	503,610	491,644	2.4	48.5	49.4
Operating expenses	343,346	327,293	4.9	33.1	32.9

Operating income	160,264	164,351	(2.5)	15.4	16.5
Other income (expense)	3,563	(177)	N/M	0.4	(0.0)

Income from continuing operations before income taxes	163,827	164,174	(0.2)	15.8	16.5
Income taxes	29,602	42,277	(30.0)	2.9	4.3

Income from continuing operations	134,225	121,897	10.1	12.9	12.2
Income from discontinued operations, net of tax	133	1,007	(86.8)	0.0	0.1

Net income	$134,358	$122,904	9.3	12.9	12.3

Diluted earnings per share:
Income from continuing operations	$2.63	$2.35	11.9
Income from discontinued operations	0.00	0.02	N/M

Net income	$2.63	$2.37	11.0

Consolidated Results of Operations – Full Year

Net sales for 2013 compared with 2012 increased 4.2% as a result of growth across most product categories with notable increases in supplies, service and software. The growth in supplies, due to the LaserBand acquisition in July 2012, partially offset weak business conditions from the first half of 2013. Printer unit volumes increased 4.9% for 2013 compared to 2012 due to volume increases in desktop, mobile, kiosk and card printers. Movement towards lower-priced printers partially offset unit volume increases. Movement in foreign currency, net of hedge activity, partially offset sales growth by $2,807,000.

Sales by product category were as follows (amounts in thousands, except percentages):

	Year Ended			Percent of Net Sales	Percent of Net Sales
	December 31,	December 31,	Percent
Product category	2013	2012	Change	2013	2012
Hardware	$735,123	$730,489	0.6	70.8	73.4
Supplies	243,965	212,499	14.8	23.5	21.3
Service and software	53,627	47,941	11.9	5.2	4.8

Subtotal products	1,032,715	990,929	4.2	99.5	99.5
Shipping and handling	5,444	5,239	3.9	0.5	0.5

Total net sales	$1,038,159	$996,168	4.2	100.0	100.0

Printer unit volumes and average selling price information is summarized below:

	Year Ended
	December 31,	December 31,	Percent
	2013	2012	Change
Total printers shipped	1,321,624	1,260,141	4.9
Average selling price of printers shipped	$469	$485	(3.3)

Product unit volumes increased 4.9% in 2013 over the prior year. This was due to increased volumes in desktop, mobile, kiosk and card printers. The average selling price reflects a change in product mix toward lower priced products from year to year.

North America, Asia Pacific and Europe, Middle East and Africa contributed to an overall growth of 4.2% with notable increases in supplies and printer sales. The growth in supplies, which includes labels and wristbands, is the result of the Laserband acquisition in July of 2012 plus organic growth in supplies.

Sales to customers by geographic region were as follows (in thousands, except percentages):

	Year Ended			Percent of Net Sales 2013	Percent of Net Sales 2012
	December 31,	December 31,	Percent
Geographic region	2013	2012	Change
Europe, Middle East and Africa	$326,470	$322,970	1.1	31.4	32.4
Latin America	99,041	100,101	(1.1)	9.5	10.0
Asia-Pacific	152,740	137,577	11.0	14.7	13.8

Total International	578,251	560,648	3.1	55.6	56.2
North America	459,908	435,520	5.6	44.4	43.8

Total net sales	$1,038,159	$996,168	4.2	100.0	100.0

Gross profit

Gross profit increased 2.4% due to higher volumes partially offset by unfavorable movements in product mix. Movements in foreign currency, net of hedges, decreased gross profit by $1,014,000.

Operating expenses

Operating expenses are summarized below (in thousands, except percentages):

	Year Ended
Operating Expenses	December 31, 2013	December 31, 2012	Percent Change	Percent of Net Sales 2013	Percent of Net Sales 2012
Selling and marketing	$138,020	$129,906	6.2	13.2	13.0
Research and development	91,147	87,364	4.3	8.8	8.8
General and administrative	96,216	92,167	4.4	9.3	9.3
Amortization of intangible assets	7,383	4,673	58.0	0.7	0.5
Acquisition costs	4,690	3,109	50.9	0.5	0.3
Exit and restructuring costs	5,890	960	N/M	0.6	0.1
Asset impairment charge	0	9,114	N/M	0.0	0.9

Total operating expenses	$343,346	$327,293	4.9	33.1	32.9

Operating expenses for 2013 increased 4.9%. The increase is due to increased expenses across all functional areas offset by the absence of a goodwill impairment charge which represents 2.8% of 2012 operating expenses. The acquisition of both LaserBand and StepOne contributed to the increase in Zebra’s operating expenses. Several categories accounted for these increases, including compensation costs, outside professional services, depreciation and information systems expenses. Acquisition costs are related to investigated and completed acquisitions during the period. Amortization of intangible assets increased from additions of current technology, patent and patent rights and customer relationships during the year, including the acquisition of LaserBand in July 2012. Exit and restructuring costs in 2012 and 2013 primarily relate to the restructuring of the Location Solutions business management structure.

Exit and restructuring costs

During the third quarter of 2012, revenue from Location Solutions fell below plan from slower than anticipated growth in the automotive and process manufacturing industries and weakness in the government sector. As a result, we initiated the Locations Solutions 2012 restructuring plan.

In the second quarter of 2013, management determined that additional restructuring actions would be required to meet our financial goals for the Location Solutions business. We anticipate that the results of our restructuring actions will reduce costs of the Location Solutions business by $4,000,000 per year. These savings should be fully realized by the first quarter 2014. The savings from the Location Solutions restructuring plan will primarily benefit cost of goods sold, engineering and selling and marketing expenses.

During 2007, Zebra began a plan to outsource printer manufacturing to a third-party contract manufacturer. The transition to the third-party manufacturer was completed during 2010. During the fourth quarter of 2012, we determined that further supply chain cost reductions were possible by moving certain supply chain support operations closer to our contract printer manufacturer’s facility, which is located in China. We anticipate these actions will generate $2,600,000 in annual savings to our cost of goods sold. These actions were completed by the end of 2013.

Operating income

The operating income decrease for 2013 was the result of operating expense increases as noted above and partially offset by higher gross profit.

Other income (expense)

Zebra’s non-operating income and expense items are summarized in the following table (in thousands):

	Year Ended
	December 31,	December 31,
	2013	2012
Investment income	$2,366	$2,485
Foreign exchange loss	(524)	(941)
Other, net	1,721	(1,721)

Total other income (expense)	$3,563	$(177)

The increase in other income is the result of a net $1,557,000 favorable litigation settlement associated with an investment loss that was recorded in prior years.

	Year Ended
Rate of return analysis:	December 31, 2013	December 31, 2012
Average cash and marketable securities balances	$404,935	$360,385
Annualized rate of return	0.6%	0.7%

Investment income decreased due to a lower yield on invested financial assets compared with 2012, even though cash and investment balances were higher in 2013 versus 2012.

Income taxes

The effective income tax rate for 2013 was 18.1% compared with an income tax rate of 25.8%. The 2012 rate reflects a discrete item for nondeductible asset impairment charge, increasing the tax rate by 1.9% for the full year. Further, in 2012, in order to streamline the management, financing and capital structure of its foreign affiliates, Zebra established a foreign holding company and restructured the ownership structure of its foreign affiliates. This new holding company structure allows Zebra to consolidate the ownership of its significant foreign affiliates under a single holding company. In addition, the structure introduced leverage which gives Zebra the ability to facilitate cash pooling and improve the capital structure of its non-US operations. The new capital structure and global financing favorably impacts the Zebra’s effective tax rate and facilitates the tax efficient movement of Zebra’s foreign cash to finance the ongoing operating and investment needs of the foreign subsidiaries. The restructuring was completed in the second quarter of 2012 and was in place for the full year in 2013. In addition, the US R&D credit reinstatement for the 2012 income tax year resulted in a tax benefit of $900,000. Finally, Zebra recorded a favorable provision to return adjustment resulting in a reduction to the effective tax rate of 1.1% following the filing of Zebra’s 2012 income tax returns.

Comparison of Years Ended December 31, 2012 and 2011

Consolidated Results of Operations

(Amounts in thousands, except percentages)

	Year Ended
	December 31, 2012	December 31, 2011	Percent Change	Percent of Net Sales - 2012	Percent of Net Sales - 2011
Net Sales
Tangible products	$948,227	$936,282	1.3	95.2	95.2
Service & software	47,941	47,206	1.6	4.8	4.8

Total net sales	996,168	983,488	1.3	100.0	100.0
Cost of Sales
Tangible products	479,633	469,834	2.1	48.1	47.8
Service & software	24,891	26,885	(7.4)	2.5	2.7

Total cost of sales	504,524	496,719	1.6	50.6	50.5

Gross profit	491,644	486,769	1.0	49.4	49.5
Operating expenses	327,293	304,733	7.4	32.9	31.0

Operating income	164,351	182,036	(9.7)	16.5	18.5
Other income (expense)	(177)	(2,317)	(92.4)	(0.0)	(0.2)

Income from continuing operations before income taxes	164,174	179,719	(8.6)	16.5	18.3
Income taxes	42,277	49,376	(14.4)	4.3	5.0

Income from continuing operations	121,897	130,343	(6.5)	12.2	13.3
Income from discontinued operations, net of tax	1,007	44,300	(97.7)	0.1	4.5

Net income	$122,904	$174,643	(29.6)	12.3	17.8

Diluted earnings per share:
Income from continuing operations	$2.35	$2.40	(2.1)
Income from discontinued operations	0.02	0.82	(97.6)

Net income	$2.37	$3.22	(26.4)

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

Sales by product category were as follows (amounts in thousands, except percentages):

	Year Ended			Percent of	Percent of
	December 31,	December 31,	Percent
Product category	2012	2011	Change	Net Sales 2012	Net Sales 2011
Hardware	$730,489	$743,308	(1.7)	73.4	75.5
Supplies	212,499	187,457	13.4	21.3	19.1
Service and software	47,941	47,206	1.6	4.8	4.8

Subtotal products	990,929	977,971	1.3	99.5	99.4
Shipping and handling	5,239	5,517	(5.0)	0.5	0.6

Total net sales	$996,168	$983,488	1.3	100.0	100.0

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

Sales to customers by geographic region were as follows (in thousands, except percentages):

Geographic region	Year Ended		Percent Change	Percent of Net Sales 2012	Percent of Net Sales 2011
	December 31,	December 31,
	2012	2011
Europe, Middle East and Africa	$322,970	$342,578	(5.7)	32.4	34.8
Latin America	100,101	89,715	11.6	10.0	9.1
Asia-Pacific	137,577	141,987	(3.1)	13.8	14.5

Total International	560,648	574,280	(2.4)	56.2	58.4
North America	435,520	409,208	6.4	43.8	41.6

Total net sales	$996,168	$983,488	1.3	100.0	100.0

Gross profit

Gross profit increased 1.0% due to higher volumes and lower material costs. Lower freight costs in 2012 of $5,042,000 versus 2011 helped improve gross profit while unfavorable movements in foreign currency decreased gross profit by $9,923,000. The above factors contributed to the slight decrease in gross margin from 49.5% to 49.4%.

Printer unit volumes and average selling price information is summarized below:

	Year Ended		Percent Change
	December 31, 2012	December 31, 2011
Total printers shipped	1,260,141	1,188,892	6.0
Average selling price of printers shipped	$485	$527	(7.9)

Product unit volumes increased 6.0% in 2012 over the prior year. This was due to increased volumes in desktop, mobile and card printers. The average selling price reflects a change in product mix toward lower priced products from year to year.

Operating expenses

Operating expenses are summarized below (in thousands, except percentages):

	Year Ended		Percent Change	Percent of Net Sales 2012	Percent of Net Sales 2011
	December 31,	December 31,
Operating Expenses	2012	2011
Selling and marketing	$129,906	$127,797	1.7	13.0	13.1
Research and development	87,364	89,926	(2.8)	8.8	9.1
General and administrative	92,167	81,345	13.3	9.3	8.3
Amortization of intangible assets	4,673	3,320	40.8	0.5	0.3
Acquisition costs	3,109	304	N/M	0.3	0.0
Exit and restructuring costs	960	2,041	(53.0)	0.1	0.2
Asset impairment charge	9,114	0	N/M	0.9	0.0

Total operating expenses	$327,293	$304,733	7.4	32.9	31.0

Operating expenses for 2012 increased 7.4%. This is primarily due to greater selling and marketing and general and administrative expenses. The asset impairment charge accounted for 40.4% of the total increase in 2012. Several other categories accounted for these increases, including compensation costs, outside professional services, rent, depreciation and information systems expenses. Acquisition costs are related to investigated and completed acquisitions during the period. Amortization of intangible assets increased due to additions of current technology, patent and patent rights and customer relationships during the year as a result of the acquisition of LaserBand. Exit and restructuring costs in 2012 relate to the restructuring of the Location Solutions business management structure while costs in 2011 relate to the relocation and consolidation of administrative, accounting and distribution functions of our Location Solutions operations to Illinois. The asset impairment charge in 2012 relates to the goodwill associated with Zebra’s smaller reporting unit.

Operating income

The operating income decrease for 2012 was the result of operating expense increases as noted above and partially offset by higher gross profit.

Other income (expense)

Zebra’s non-operating income and expense items are summarized in the following table (in thousands):

	Year Ended
	December 31, 2012	December 31, 2011
Investment income	$2,485	$1,944
Foreign exchange loss	(941)	(2,006)
Other, net	(1,721)	(2,255)

Total other income (expense)	$(177)	$(2,317)

Other expense decreased in 2012 as a result of decreases in foreign exchange losses.

	Year Ended
Rate of return analysis:	December 31, 2012	December 31, 2011
Average cash and marketable securities balances	$360,385	$292,646
Annualized rate of return	0.7%	0.7%

Investment income increased overall from higher cash and investment balances in 2012 versus 2011.

Income taxes

The effective income tax rate for 2012 was 25.8% compared with an income tax rate of 27.5% for 2011. During 2012, Zebra established a foreign holding company structure that is designed to accomplish various international business objectives. This new holding company structure allows Zebra to consolidate the ownership of its significant foreign affiliates under a single holding company. In addition, the structure introduced leverage and gives Zebra the ability to facilitate cash pooling for its non-US operations. This favorably impacts the Zebra’s effective tax rate, and provides for the tax efficient movement of cash within the structure to efficiently deploy cash generated by the foreign subsidiaries for various uses, including potential acquisitions. The structure was put in place in the second quarter of 2012. These reductions were offset by a discrete item in the third quarter of 2012 related to a non-deductible asset impairment charge which increased the effective tax rate for 2012 by 1.9%. The rate in 2011 included a tax valuation allowance in the first quarter of 2011 against a subsequently divested subsidiary.

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

Investments and Marketable Securities

The composition of investments and marketable securities at December 31, 2013, was as follows:

U.S. government and agency securities	25.4%
Obligations of government sponsored enterprises (1)	9.5%
State and municipal bonds	14.6%
Corporate securities	47.2%
Other investments	3.3%

(1)	Includes investments in notes issued by the Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association and the Federal Home Loan Bank.

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

Zebra’s investments in marketable debt securities are classified as available-for-sale except for securities held in Zebra’s deferred compensation plan which are considered to be trading securities. Investments in marketable debt securities are classified based on intent and ability to sell investment securities. Zebra’s available-for-sale securities are used to fund future acquisitions and other operating needs and therefore can be sold prior to maturity. Investments in marketable debt securities for which Zebra intends to sell within the next year are classified as current and those that we intend to hold in excess of one-year are classified as non-current.

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

We reserve for estimated credit losses based upon historical experience and specific customer collection issues. Over the last three years, accounts receivable reserves varied from 0.3% to 0.9% of total accounts receivable. Accounts receivable reserves as of December 31, 2013, were $453,000, or 0.3% of the balance due. We believe this reserve level is appropriate considering the quality of the portfolio as of December 31, 2013. While credit losses have historically been within expectations and the provisions established, we cannot guarantee that our credit loss experience will continue to be consistent with historical experience.

Inventories

We value our inventories at the lower of the actual cost to purchase or manufacture using the first-in, first-out (FIFO) method, or the current estimated market value. We review inventory quantities on hand and record a provision for excess and obsolete inventory based on forecasts of product demand and production requirements for the subsequent twelve months.

Over the last three years, our inventory reserves have ranged from 8.8% to 11.9% of gross inventory. As of December 31, 2013, inventory reserves were $12,561,000, or 9.4% of gross inventory. We believe this reserve level is appropriate considering the quantities and quality of the inventories as of December 31, 2013.

Valuation of Goodwill

We test the impairment of goodwill each year as of the end of May or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We completed our annual qualitative assessment, in accordance with ASU 2011-08 Goodwill and Other (Topic 350), during June 2013 and determined that our goodwill was not impaired as of the end of May 2013.

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

In accordance with ASU 2011-08, Zebra’s qualitative analysis determined that it is not more likely than not that the fair value of our goodwill is less than the carrying amount and therefore, performing the two-step impairment test was not necessary. If Zebra concluded otherwise, we would perform the first step of the two-step impairment test by calculating the fair value and comparing the fair value to the carrying amount. If the carrying amount exceeded the fair value, we would perform the second step of goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill.

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

Net intangible assets, long-lived assets and goodwill amounted to $334,356,000 as of December 31, 2013.

Income Taxes

On January 1, 2007, we adopted ASC 740. According to ASC 740, Zebra identified, evaluated, and measured the amount of income tax benefits to be recognized for all of our income tax positions

Zebra’s continuing practice is to recognize interest and penalties related to income tax matters as part of income tax expense. For the years ended December 31, 2013 and December 31, 2012, we did not accrue any interest or penalties into income tax expense.

We are currently undergoing an audit of the 2011 and 2012 US federal income tax returns. The tax years 2009 through 2012 remain open to examination by multiple state taxing jurisdictions. Tax authorities in the United Kingdom have completed income tax audits for tax years through 2011.

Included in deferred tax assets are amounts related to federal and state net operating losses that resulted from Zebra’s acquisition of WhereNet Corp. As of December 31, 2013, Zebra had approximately $8,252,000 of net operating loss carryforwards available to offset future taxable income which expire in 2022 through 2027. As of December 31, 2013, Zebra had approximately $26,980,000 of state net operating loss carryforwards which expire in 2013 through 2020. Zebra’s intention is to utilize these net operating loss carryforwards to offset future income tax expense. Under the United States Tax Reform Act of 1986, the amount of benefits from net operating loss carryforwards may be impaired or limited in certain circumstances, including significant changes in ownership interests.

	Year Ended
	December 31, 2013	December 31, 2012
Effective tax rate	18.1%	25.8%

During 2012, in order to streamline the management, financing and capital structure of its foreign affiliates, Zebra established a foreign holding company and restructured the ownership structure of its foreign affiliates. This new holding company structure allows Zebra to consolidate the ownership of its significant foreign affiliates under a single holding company. In addition, the structure introduced leverage which gives Zebra the ability to facilitate cash pooling and improve the capital structure of its non-US operations. The new capital structure and global financing favorably impacts the Zebra’s effective tax rate, and facilitates the tax efficient movement of Zebra’s foreign cash to finance the ongoing operating and investment needs of the foreign subsidiaries. The restructuring was completed in the second quarter of 2012 and was in place for the full year in 2013.

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

Equity-Based Compensation

As of December 31, 2013, Zebra had an active equity-based compensation plan and a stock purchase plan available for future grants. We accounted for these plans in accordance with ASC 505 and ASC 718. Zebra recognizes compensation costs using the straight-line method over the vesting period of up to 5 years. See Notes 2 and 16 to the Consolidated Financial Statements included in the Form 10-K for further information.

Liquidity and Capital Resources

(Amounts in thousands, except percentages):

	Year Ended
Rate of Return Analysis:	December 31, 2013	December 31, 2012
Average cash and marketable securities balances	$404,935	$360,385
Annualized rate of return	0.6%	0.7%

Average cash and marketable securities balances for 2013 increased compared to 2012 as a result of increased cash provided by operations, partially offset by the acquisition of LaserBand and Hart as well as stock repurchases.

As of December 31, 2013, Zebra had $415,795,000 in cash, restricted cash, investments and marketable securities, compared with $394,075,000 at December 31, 2012. Factors affecting cash and investment balances during 2013 include the following (changes below include the impact of foreign currency):

•	Accounts receivable increased $6,488,000 due to the increased sales and the timing of receipts.
•	Accounts payable increased $7,544,000 due to the timing of payments at period end.
•	Purchases of property and equipment totaled $20,211,000.
•	Acquisition of businesses totaled $95,328,000.
•	Purchases of treasury stock totaled $63,102,000.

Management believes that existing capital resources and funds generated from operations are sufficient to meet anticipated capital requirements.

Zebra earns a significant amount of our operating income outside the U.S., which is deemed to be permanently reinvested in foreign jurisdictions. Zebra does not currently foresee a need to repatriate funds, however, should Zebra require more capital in the U.S. than is generated by our operations locally, Zebra could elect to repatriate funds held in foreign jurisdictions or raise capital in the U.S. through debt or equity issuances. These alternatives could result in higher effective tax rates or increased interest expense. Included in Zebra’s cash, restricted cash, investments and marketable securities are amounts held by foreign subsidiaries. Zebra had $251,658,000 as of December 31, 2013, and $173,483,000 as of December 31, 2012 of foreign cash and investments, which are primarily invested in U.S. dollar-denominated holdings.

Contractual Obligations

Zebra’s contractual obligations as of December 31, 2013 were (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Operating lease obligations	$83,375	$15,619	$19,210	$13,741	$34,805
Deferred compensation liability	4,827	—	—	—	4,827
Deferred revenue	26,157	15,506	10,651	—	—
Purchase obligations	118,081	118,081	—	—	—

Total	$232,440	$149,206	$29,861	$13,741	$39,632

Purchase obligations are for purchases made in the normal course of business to meet operational requirements, primarily raw materials and finished goods.

On October 10, 2012, Zebra entered into a revolving credit agreement for a five-year $250 million revolving credit facility with a syndicate of banks led by J. P. Morgan Securities LLC as Administrative Agent. The funds under this credit facility are available for general corporate purposes of Zebra and its subsidiaries in the ordinary course of business and other purposes permitted by the agreement. As of December 31, 2013, we had established letters of credit totaling $1,800,000, which reduce the funds available for borrowing under the agreement. No amounts were outstanding under the credit agreement as of December 31, 2013.

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

	As of December 31,
Interest rate sensitive instruments	2013	2012
+1 percentage point movement
Effect on Pretax Income	$(3,502)	$(3,657)
Effect on Diluted EPS (after tax)	$(0.06)	$(0.05)
-1 percentage point movement
Effect on Pretax Income	$3,502	$3,657
Effect on Diluted EPS (after tax)	$0.06	$0.05

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

	As of December 31,
Foreign exchange	2013	2012
Dollar/pound
Effect on Pretax Income	$313	$824
Effect on Diluted EPS (after tax)	$0.00	$0.01
Dollar/euro
Effect on Pretax Income	$5,562	$5,193
Effect on Diluted EPS (after tax)	$0.09	$0.07

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework as released in 1992 (original framework). Based on this assessment and those criteria, our management believes that, as of December 31, 2013, our internal control over financial reporting is effective. Management’s assessment of internal control over financial reporting as of December 31, 2013 excludes the internal control over financial reporting related to Hart Systems (acquired on December 18, 2013). Hart is included in the 2013 consolidated financial statements and constituted 9.1% and 10.0% of total net assets, respectively, as of December 31, 2013 and 0.03% and 0.11% of revenues and net income, respectively, for the year then ended. Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on Zebra’s internal control over financial reporting. Ernst & Young LLP’s report is included on page 43 of this report on Form 10-K.

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

As of January 31, 2011, we completed the implementation of the new systems for our EMEA region. This implementation included customer order entry and invoicing, inventory procurement and management, certain accounts payable activity, and other related operational systems. As part of the implementation, we changed many of the related internal controls, primarily by replacing manual controls with system controls and streamlining Zebra’s internal operations. These new controls were subject to testing throughout 2011, 2012 and 2013.

As of February 27, 2012, we completed the implementation of the new systems for our North America region. This implementation included customer order entry and invoicing, inventory procurement and management, certain accounts payable activity, and other related operational systems. As part of the implementation, we changed many of the related internal controls substantially by reducing the number of manual controls with system controls and streamlining Zebra’s internal operations. These new controls were subject to testing throughout 2012 and 2013.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Zebra Technologies Corporation:

We have audited Zebra Technologies Corporation’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Zebra Technologies Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Topspin Hart Systems, which is included in the 2013 consolidated financial statements of Zebra Technologies Corporation and constituted 9.1% and 10.0% of total and net assets, respectively, as of December 31, 2013 and 0.03% and 0.11% of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of Zebra Technologies Corporation also did not include an evaluation of the internal control over financial reporting of Topspin Hart Systems.

In our opinion, Zebra Technologies Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Zebra Technologies Corporation as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive incomes, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013, of Zebra Technologies Corporation and our report dated February 19, 2014, expressed an unqualified opinion thereon.

/s/Ernst & Young LLP

Chicago, Illinois

February 20, 2014

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized, on the 20th day of February 2014.

ZEBRA TECHNOLOGIES CORPORATION
By: /s/ Anders Gustafsson
Anders Gustafsson
Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, the report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Anders Gustafsson Anders Gustafsson	Chief Executive Officer and Director (Principal Executive Officer)	February 20, 2014

/s/ Gerhard Cless Gerhard Cless	Executive Vice President, Director	February 20, 2014

/s/ Michael C. Smiley Michael C. Smiley	Chief Financial Officer (Principal Financial Officer)	February 20, 2014

/s/ Todd R. Naughton Todd R. Naughton	Vice President, Finance (Principal Accounting Officer)	February 20, 2014

/s/ Michael A. Smith Michael A. Smith	Director and Chairman of the Board of Directors	February 20, 2014

/s/ Richard Keyser Richard Keyser	Director	February 20, 2014

/s/ Andrew Ludwick Andrew Ludwick	Director	February 20, 2014

/s/ Ross W. Manire Ross W. Manire	Director	February 20, 2014

/s/ Robert J. Potter Robert J. Potter	Director	February 20, 2014

/s/ Janice M. Roberts Janice M. Roberts	Director	February 20, 2014

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

All other financial statement schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or related notes.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Zebra Technologies Corporation

We have audited the accompanying consolidated balance sheets of Zebra Technologies Corporation (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in Index at Item 15. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Zebra Technologies Corporation at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Zebra Technologies Corporation’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 20, 2014 expressed an unqualified opinion thereon.

/s/Ernst & Young LLP

Chicago, Illinois

February 20, 2014

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	December 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$62,827	$64,740
Investments and marketable securities	350,380	324,140
Accounts receivable, net	176,917	168,732
Inventories, net	121,023	123,357
Deferred income taxes	19,810	13,484
Income tax receivable	7,622	0
Prepaid expenses and other current assets	15,524	16,410

Total current assets	754,103	710,863

Property and equipment at cost, less accumulated depreciation and amortization	109,588	101,349
Long-term deferred income taxes	0	2,602
Goodwill	155,800	94,942
Other intangibles, net	68,968	39,151
Long-term investments and marketable securities	2,588	5,195
Other assets	28,765	13,646

Total assets	$1,119,812	$967,748

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$34,688	$23,045
Accrued liabilities	61,962	57,234
Deferred revenue	15,506	13,326
Income taxes payable	6,898	1,609

Total current liabilities	119,054	95,214
Long-term deferred tax liability	25,492	0
Deferred rent	1,131	1,303
Other long-term liabilities	15,477	14,229

Total liabilities	161,154	110,746

Stockholders’ equity:
Class A Common Stock	722	722
Additional paid-in capital	143,295	139,523
Treasury stock	(678,456)	(641,438)
Retained earnings	1,502,878	1,368,520
Accumulated other comprehensive loss	(9,781)	(10,325)

Total stockholders’ equity	958,658	857,002

Total liabilities and stockholders’ equity	$1,119,812	$967,748

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Amounts in thousands, except per share data)

	Year Ended December 31,
	2013	2012	2011
Net sales
Net sales of tangible products	$984,532	$948,227	$936,282
Revenue from services and software	53,627	47,941	47,206

Total net sales	1,038,159	996,168	983,488

Cost of sales
Cost of sales of tangible products	507,513	479,633	469,834
Cost of services and software	27,036	24,891	26,885

Total cost of sales	534,549	504,524	496,719

Gross profit	503,610	491,644	486,769

Operating expenses:
Selling and marketing	138,020	129,906	127,797
Research and development	91,147	87,364	89,926
General and administrative	96,216	92,167	81,345
Amortization of intangible assets	7,383	4,673	3,320
Acquisition costs	4,690	3,109	304
Exit and restructuring costs	5,890	960	2,041
Asset impairment charge	0	9,114	0

Total operating expenses	343,346	327,293	304,733

Operating income	160,264	164,351	182,036

Other income (expense):
Investment income	2,366	2,485	1,944
Foreign exchange loss	(524)	(941)	(2,006)
Other, net	1,721	(1,721)	(2,255)

Total other income (expense)	3,563	(177)	(2,317)

Income from continuing operations before income taxes	163,827	164,174	179,719

Income taxes	29,602	42,277	49,376

Income from continuing operations	134,225	121,897	130,343

Income from discontinued operations, net of tax	133	1,007	44,300

Net income	$134,358	$122,904	$174,643

Basic earnings per share
Income from continuing operations	$2.65	$2.36	$2.42
Income from discontinued operations	0.00	0.02	0.82

Net Income	$2.65	$2.38	$3.24

Diluted earnings per share
Income from continuing operations	$2.63	$2.35	$2.40
Income from discontinued operations	0.00	0.02	0.82

Net Income	$2.63	$2.37	$3.22

Basic weighted average shares outstanding	50,693	51,566	53,854
Diluted weighted average and equivalent shares outstanding	51,063	51,843	54,191

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

	Year Ended December 31,
	2013	2012	2011
Net income	$134,358	$122,904	$174,643

Other comprehensive income (loss):
Unrealized gain (loss) on hedging transactions, net of income taxes	118	(7,241)	6,209
Unrealized holding gain (loss) on investments, net of income taxes	(456)	887	(385)
Foreign currency translation adjustment	882	242	(688)

Comprehensive income	$134,902	$116,792	$179,779

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands)

	Class A Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2010	$722	$129,715	$(462,029)	$1,070,973	$(9,349)	$730,032
Repurchase of 4,353,801 shares of Class A Common Stock	—	—	(160,200)	—	—	(160,200)
Issuance of 809,084 treasury shares upon exercise of stock options, purchases under stock purchase plan and grants of restricted stock awards	—	(12,598)	25,607	—	—	13,009
Additional tax benefit resulting from exercise of options	—	210	—	—	—	210
Equity-based compensation	—	14,095	—	—	—	14,095
Net income	—	—	—	174,643	—	174,643
Unrealized holding loss on investments (net of income taxes)	—	—	—	—	(385)	(385)
Unrealized holding gain on hedging transactions (net of income taxes)	—	—	—	—	6,209	6,209
Foreign currency translation adjustment	—	—	—	—	(688)	(688)
Balance at December 31, 2011	$722	$131,422	$(596,622)	$1,245,616	$(4,213)	$776,925
Repurchase of 1,473,863 shares of Class A Common Stock	—	—	(54,373)	—	—	(54,373)
Issuance of 488,863 treasury shares upon exercise of stock options, purchases under stock purchase plan and grants of restricted stock awards	—	(6,196)	9,557	—	—	3,361
Additional tax benefit resulting from exercise of options	—	(430)	—	—	—	(430)
Equity-based compensation	—	14,727	—	—	—	14,727
Net income	—	—	—	122,904	—	122,904
Unrealized holding gain on investments (net of income taxes)	—	—	—	—	887	887
Unrealized holding loss on hedging transactions (net of income taxes)	—	—	—	—	(7,241)	(7,241)
Foreign currency translation adjustment	—	—	—	—	242	242
Balance at December 31, 2012	$722	$139,523	$(641,438)	$1,368,520	$(10,325)	$857,002
Repurchase of 1,356,861 shares of Class A Common Stock	—	—	(63,102)	—	—	(63,102)
Issuance of 980,999 treasury shares upon exercise of stock options, purchases under stock purchase plan and grants of restricted stock awards	—	(11,432)	26,084	—	—	14,652
Additional tax benefit resulting from exercise of options	—	2,095	—	—	—	2,095
Equity-based compensation	—	13,109	—	—	—	13,109
Net income	—	—	—	134,358	—	134,358
Unrealized holding loss on investments (net of income taxes)	—	—	—	—	(456)	(456)
Unrealized holding gain on hedging transactions (net of income taxes)	—	—	—	—	118	118
Foreign currency translation adjustment	—	—	—	—	882	882
Balance at December 31, 2013	$722	$143,295	$(678,456)	$1,502,878	$(9,781)	$958,658

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$134,358	$122,904	$174,643
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	32,110	26,177	24,000
Equity-based compensation	13,109	14,727	14,095
Asset impairment charges	0	9,114	0
Impairment of investments	0	0	219
Excess tax benefit from share-based compensation	(4,277)	(1,578)	(1,392)
Loss on sale of property and equipment	224	311	284
Gain on sale of business	(201)	(930)	(68,745)
Deferred income taxes	7,929	8,067	10,796
Changes in assets and liabilities, net of businesses acquired:
Accounts receivable, net	(6,488)	(8,647)	(3,269)
Inventories, net	2,743	11,530	(19,545)
Other assets	(342)	7,304	(12,721)
Accounts payable	7,544	(14,605)	(5,439)
Accrued liabilities	6,220	(4,193)	(11,086)
Deferred revenue	2,133	4,351	(14,131)
Income taxes	(242)	16,335	(14,983)
Other operating activities	(54)	(7,536)	5,582

Net cash provided by operating activities	194,766	183,331	78,308

Cash flows from investing activities:
Purchases of property and equipment	(20,211)	(22,443)	(26,918)
Proceeds from the sale of business	0	27,580	161,206
Acquisition of businesses, net of cash acquired	(95,328)	(59,876)	0
Acquisition of intangible assets	(1,500)	(3,500)	(1,232)
Purchases of long-term investments	(12,021)	(9,125)	0
Purchases of investments and marketable securities	(410,283)	(347,609)	(991,633)
Maturities of investments and marketable securities	49,453	145,028	607,996
Proceeds from sales of investments and marketable securities	336,741	164,410	303,801

Net cash provided by (used in) investing activities	(153,149)	(105,535)	53,220

Cash flows from financing activities:
Purchase of treasury stock	(63,102)	(54,373)	(160,200)
Proceeds from exercise of stock options and stock purchase plan purchases	14,652	3,361	13,009
Excess tax benefit from equity-based compensation	4,277	1,578	1,392

Net cash used in financing activities	(44,173)	(49,434)	(145,799)

Effect of exchange rate changes on cash	643	(40)	1,835

Net increase (decrease) in cash and cash equivalents	(1,913)	28,322	(12,436)
Cash balance of discontinued operations at beginning of period	0	0	1,301
Less: Cash balance of discontinued operations at end of period	0	0	0
Cash and cash equivalents at beginning of period	64,740	36,418	47,553

Cash and cash equivalents at end of period	$62,827	$64,740	$36,418

Supplemental disclosures of cash flow information:
Income taxes paid	$18,418	$20,059	$65,364

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

Fiscal Calendar. Zebra operates on a 4 week/4 week/5 week fiscal quarter, and each fiscal quarter ends on a Saturday. The fiscal year always begins on January 1 and ends on December 31. This fiscal calendar results in some fiscal quarters being either greater than or less than 13 weeks, depending on the days of the week those dates fall. During the 2013 fiscal year, our quarter end dates were as follows:

•	March 30,
•	June 29,
•	September 28, and
•	December 31.

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

Investments and Marketable Securities. Investments and marketable securities at December 31, 2013, consisted of U.S. government and agency securities, obligations of government-sponsored enterprises, state and municipal bonds, corporate bonds, and other security interests. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those debt securities that Zebra has the ability and intent to hold until maturity. All securities not included in trading or held-to-maturity are classified as available-for-sale. Trading and available-for-sale securities are recorded at fair value. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of discounts or premiums. Unrealized holding gains and losses on trading securities are included in earnings. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders’ equity until realized, unless we determine them to be other-than-temporarily impaired.

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

We test the impairment of goodwill each year as of the end of May or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We completed our annual qualitative assessment, in accordance with ASU 2011-08 Goodwill and Other (Topic 350), during June 2013 and determined that our goodwill was not impaired as of the end of May 2013.

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

In accordance with ASU 2011-08, Zebra’s qualitative analysis determined that it is not more likely than not that the fair value of our goodwill is less than the carrying amount and therefore, performing the two-step impairment test was not necessary. If Zebra concluded otherwise, we would perform the first step of the two-step impairment test by calculating the fair value and comparing the fair value to the carrying amount. If the carrying amount exceeded the fair value, we would perform the second step of goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill.

There have not been any significant changes to our impairment testing methodology other than updating the assumptions to reflect the current market environment. Zebra will monitor future results and will perform a test if indicators trigger an impairment review.

Other intangible assets capitalized consist primarily of current technology, customer relationships, patents and patent rights. These assets are recorded at cost and amortized on a straight-line basis over a weighted-average life of 6.5 years, which approximates the estimated useful lives. Weighted average lives remaining by intangible asset class are as follows: Current technology 3.7 years; Patent and patent rights 3.6 years; Customer relationships 9.8 years.

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

Advertising. Advertising is expensed as incurred. Advertising costs totaled $7,688,000 for the year ended December 31, 2013, $8,983,000 for the year ended December 31, 2012 and $8,070,000 for the year ended December 31, 2011.

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

Warranty. In general, Zebra provides warranty coverage of one year on printers against defects in material and workmanship. Thermal printheads are warranted for six months and batteries are warranted for one year. Battery-based products, such as location tags, are covered by a 90 day warranty. A provision for warranty expense is recorded at the time of sale and adjusted quarterly based on historical warranty experience. The following table is a summary of Zebra’s accrued warranty obligation (in thousands):

	Year Ended December 31,
Warranty Reserve	2013	2012	2011
Balance at the beginning of the year	$4,252	$4,613	$4,554
Warranty expense	7,440	6,828	5,856
Warranty payments	(7,567)	(7,189)	(5,797)

Balance at the end of the period	$4,125	$4,252	$4,613

Fair Value of Financial Instruments. Zebra estimates the fair value of its financial instruments as follows:

Instrument	Method for determining fair value
Cash, cash equivalents, restricted cash, accounts receivable and accounts payable	Cost, which approximates fair value due to the short-term nature of these instruments
Investments in marketable debt securities	Market quotes from independent pricing services
Investments in auction rate securities	Broker quotations, discounted cash flow analysis or other types of valuation adjustment methodologies
Foreign currency forward contracts	Estimated using market quoted rates for foreign currency at the balance sheet date
Foreign currency option contracts	Estimated using market quoted rates for foreign currency at the balance sheet date and application of such rates subject to the option terms

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

Equity-Based Compensation. At December 31, 2013, Zebra had a general equity-based compensation plan and a stock purchase plan under which shares of our common stock were available for future grants and sales, and which are described more fully in Note 16. We account for these plans in accordance with ASC 505 and ASC 718. Zebra recognizes compensation costs using the straight-line method over the vesting period upon grant of up to 5 years.

The compensation expense and the related income tax benefit for share-based payments were included in the Consolidated Statement of Earnings as follows (in thousands):

	For the years ended December 31,
Compensation costs and related income tax benefit:	2013	2012	2011
Cost of sales	$871	$1,061	$1,029
Selling and marketing	2,100	1,792	1,463
Research and development	1,616	1,593	1,387
General and administration	8,522	10,281	9,228

Total compensation expense	$13,109	$14,727	$13,107

Income tax benefit	$4,531	$5,132	$4,522

ASC 505 and ASC 718 requires the cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized (excess tax benefits) to be classified as cash flows from financing activities. Cash flows resulting from the tax benefits of tax deductions in excess of the compensation cost recognized (excess tax benefits) are classified as financing cash flows in the statement of cash flows. The tax benefits classified as financing cash flows were $4,277,000 as of December 31, 2013, $1,578,000 as of December 31, 2012, and $1,392,000 as of December 31, 2011.

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

Concentration risks. Final assembly of our products is performed by Jabil Circuit, a third-party electronics manufacturer. We are now dependent on Jabil for the manufacture of such printers. A failure by Jabil to provide manufacturing services to Zebra as Zebra now requires, or any disruption in such manufacturing services, may adversely affect Zebra’s business results. Because we rely on a third-party provider such as Jabil to manufacture its products, Zebra may incur increased business continuity risks.

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

In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as consider counterparty credit risk in the assessment of fair value. Included in our investment portfolio at December 31, 2013, is an auction rate security which is classified as available for sale and is reflected at fair value. Due to events in credit markets, however, the auction event for the instrument held by Zebra is failed. Therefore, the fair value of this security is estimated utilizing broker quotations, discounted cash flow analysis or other types of valuation adjustment methodologies at December 31, 2013. These analyses consider, among other items, the collateral underlying the security instruments, the creditworthiness of the counterparty, the timing of expected future cash flows, estimates of the next time the security is expected to have a successful auction, and Zebra’s intent and ability to hold such securities until credit markets improve. The security was also compared, when possible, to other securities with similar characteristics.

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

Financial assets and liabilities carried at fair value as of December 31, 2013, are classified below (in thousands):

	Level 1	Level 2	Level 3	Total

Assets:
U.S. government and agency securities	$89,626	$0	$0	$89,626
Obligations of government-sponsored enterprises (1)	0	33,510	0	33,510
State and municipal bonds	0	51,627	0	51,627
Corporate securities	0	163,832	2,588	166,420
Other investments	0	11,785	0	11,785

Investments subtotal	89,626	260,754	2,588	352,968
Money market investments related to the deferred compensation plan	4,827	0	0	4,827

Total assets at fair value	$94,453	$260,754	$2,588	$357,795

Liabilities:
Forward contracts (2)	$1,165	$1,578	$0	$2,743
Liabilities related to the deferred compensation plan	4,827	0	0	4,827

Total liabilities at fair value	$5,992	$1,578	$0	$7,570

Financial assets and liabilities carried at fair value as of December 31, 2012, are classified below (in thousands):

	Level 1	Level 2	Level 3	Total

Assets:
U.S. government and agency securities	$83,532	$13,455	$0	$96,987
Obligations of government-sponsored enterprises (1)	0	4,840	0	4,840
State and municipal bonds	0	96,516	0	96,516
Corporate securities	0	128,368	2,588	130,956
Other investments	0	36	0	36

Investments subtotal	83,532	243,215	2,588	329,335
Money market investments related to the deferred compensation plan	3,553	0	0	3,553

Total assets at fair value	$87,085	$243,215	$2,588	$332,888

Liabilities:
Forward contracts (2)	$1,174	$871	$0	$2,045
Liabilities related to the deferred compensation plan	3,553	0	0	3,553

Total liabilities at fair value	$4,727	$871	$0	$5,598

1)	Includes investments in notes issued by the Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association, the Federal Farm Credit Banks and the Federal Home Loan Bank.
2)	The fair value of forward contracts are calculated as follows:
a.	Fair value of a collar or put option contract associated with forecasted sales hedges are calculated using bid and ask rates for similar contracts.
b.	Fair value of regular forward contracts associated with forecasted sales hedges are calculated using the period-end exchange rate adjusted for current forward points.
c.	Fair value of balance sheet hedges are calculated at the period end exchange rate adjusted for current forward points unless the hedge has been traded but not settled at period end. If this is the case, the fair value is calculated at the rate at which the hedge is being settled.

The following table presents Zebra’s activity for assets measured at fair value on a recurring basis using significant unobservable inputs, Level 3 as defined in ASC 820 for the years ended December 31 (in thousands):

	Year Ended
	December 31, 2013	December 31, 2012

Balance at beginning of the year	$2,588	$2,588
Transfers to Level 3	0	0
Total losses (realized or unrealized):
Included in earnings	0	0
Included in other comprehensive income (loss)	0	0
Purchases and settlements (net)	0	0

Balance at end of period	$2,588	$2,588

Total gains (losses) for the period included in earnings attributable to the change in unrealized losses relating to assets still held at end of period	$0	$0

As of December 31, 2013 and December 31, 2012, there were no other Level 3 unrealized losses that Zebra believes to be other-than-temporary. No realized gains or losses were recorded for the years ended December 31, 2013 and 2012.

The following is a summary of short-term and long-term investments at December 31, 2013 and December 31, 2012 (in thousands):

	As of December 31, 2013

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

U.S. government and agency securities	$89,617	$27	$(18)	$89,626
Obligations of government-sponsored enterprises	33,506	5	(1)	33,510
State and municipal bonds	51,573	82	(28)	51,627
Corporate securities	166,642	453	(675)	166,420
Other investments	11,771	15	(1)	11,785

Total investments	$353,109	$582	$(723)	$352,968

	As of December 31, 2012

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

U.S. government and agency securities	$96,913	$77	$(3)	$96,987
Obligations of government-sponsored enterprises	4,830	10	0	4,840
State and municipal bonds	96,383	161	(28)	96,516
Corporate securities	130,634	790	(468)	130,956
Other investments	36	0	0	36

Total investments	$328,796	$1,038	$(499)	$329,335

The maturity dates of investments as of December 31, 2013 are as follows (in thousands):

	As of December 31, 2013

	Amortized Cost	Estimated Fair Value

Less than 1 year	$130,430	$130,490
1 to 5 years	211,744	212,087
6 to 10 years	10,935	10,391
Thereafter	0	0

Total	$353,109	$352,968

The carrying value for Zebra’s financial instruments classified as current assets (other than short-term investments) and current liabilities approximate fair value due to short term maturities.

Note 4 Investments and Marketable Securities

Investments in marketable debt securities are classified based on intent and ability to sell investment securities. Zebra’s available-for-sale securities are used to fund future acquisitions and other operating needs and therefore can be sold prior to maturity. Investments in marketable debt securities for which Zebra intends to sell within the next year are classified as current and those that we intend to hold in excess of one-year are classified as non-current.

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

Changes in unrealized gains and losses on available-for-sale securities are included in these financial statements as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Changes in unrealized gains and losses on available-for- sale securities, net of tax, recorded in accumulated other comprehensive income (loss)	$(456)	$887	$(385)

The following table shows the number, aggregate market value and unrealized losses (in thousands) of investments with market values that were less than amortized cost as of December 31, 2013. These lower market values are primarily caused by fluctuations in interest rates and credit spreads. Market values are expected to recover to the amortized cost prior to maturity.

	Unrealized Loss < 12 months			Unrealized Loss > 12 months
	Number of investments	Aggregate Market Value	Unrealized Losses	Number of investments	Aggregate Market Value	Unrealized Losses

Government securities	0	$0	$0	3	$23,207	$(19)
State and municipal bonds	5	7,368	(8)	4	6,559	(20)
Corporate Securities	9	3,031	(2)	60	51,757	(673)
Other	1	1,018	0	2	2,982	(1)

Total	15	$11,417	$(10)	69	$84,505	$(713)

As of December 31, 2012, the number, aggregate market value and unrealized losses (in thousands) of investments with market values that were less than amortized cost were:

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

Using the specific identification method, the proceeds and realized gains on the sales of available-for-sale securities were as follows (in thousands):

	Year Ended December 31,

	2013	2012	2011
Proceeds	$336,741	$164,410	$303,801
Realized gains	727	423	388
Realized losses	(81)	(78)	(306)
Net realized gains included in other comprehensive income (loss) as of the end of the prior year	603	285	159

Included in Zebra’s cash, restricted cash, investments and marketable securities are amounts held by foreign subsidiaries which are generally invested in U.S. dollar-denominated holdings. Zebra had $251,658,000 as of December 31, 2013, and $173,483,000 as of December 31, 2012 of foreign cash and investments. Amounts held by foreign subsidiaries are generally subject to U.S. income taxation upon repatriation, however, Zebra does not see a need to repatriate these funds.

Note 5 Accounts Receivable

The components of accounts receivable are as follows (in thousands):

	As of
	December 31, 2013	December 31, 2012
Gross accounts receivable	$177,370	$169,401
Accounts receivable reserves	(453)	(669)

Accounts receivable, net	$176,917	$168,732

Note 6 Inventories

The components of inventories are as follows (in thousands):

	As of
	December 31, 2013	December 31, 2012
Raw material	$31,335	$31,350
Work in process	415	921
Deferred costs of long-term contracts	294	604
Finished goods	101,540	104,137

Total inventories, gross	133,584	137,012
Inventory reserves	(12,561)	(13,655)

Total inventories, net	$121,023	$123,357

Note 7 Property and Equipment

Property and equipment, which includes assets under capital leases, is comprised of the following (in thousands):

	As of
	December 31, 2013	December 31, 2012

Buildings	$4,613	$2,134
Land	504	504
Machinery, equipment and tooling	110,728	88,222
Furniture and office equipment	13,448	12,672
Computers and software	139,723	130,357
Automobiles	18	18
Leasehold improvements	17,880	16,380
Projects in progress – computers and software	2,079	2,217
Projects in progress - other	6,675	15,561

	295,668	268,065
Less accumulated depreciation and amortization	(186,080)	(166,716)

Net property and equipment	$109,588	$101,349

Other items related to property and equipment are as follows (in thousands):

	As of December 31,

	2013	2012

Unamortized computer software costs	$43,317	$48,873

	Year Ended December 31,

	2013	2012	2011

Amortization of capitalized software	$8,688	$7,912	$6,180
Total depreciation expense charged to income	24,727	21,504	20,680

Note 8 Goodwill and Other Intangible Asset Data

Intangible asset data are as follows (in thousands):

	As of December 31, 2013
	Gross Amount	Accumulated Amortization	Net Amount
Amortized intangible assets
Current technology	$23,778	$(14,060)	$9,718
Patent and patent rights	29,569	(17,919)	11,650
Customer relationships	52,893	(5,293)	47,600

Total	$106,240	$(37,272)	$68,968

Amortization expense for the year ended December 31, 2013		$7,383

Estimated amortization expense:
For the year ended December 31, 2014	$10,533
For the year ended December 31, 2015	9,769
For the year ended December 31, 2016	9,331
For the year ended December 31, 2017	8,100
For the year ended December 31, 2018	5,867
Thereafter	25,368

Total	$68,968

In 2013, we acquired intangible assets in the amount of $37,200,000 for developed technology, customer relationships and a trade names. These intangible assets have an estimated useful life ranging from 1 to 15 years. See Note 24 Business Combinations for specific information regarding the acquisition. In 2012, we acquired intangible assets in the amount of $31,157,000 for patents, technology and customer relationships associated with the acquisition of LaserBand. During 2013, Zebra paid $1,500,000 towards intangible asset commitments previously accrued.

	As of December 31, 2012
	Gross Amount	Accumulated Amortization	Net Amount
Amortized intangible assets
Current technology	$18,978	$(12,391)	$6,587
Patent and patent rights	29,569	(14,618)	14,951
Customer relationships	20,493	(2,880)	17,613

Total	$69,040	$(29,889)	$39,151

Amortization expense for the year ended December 31, 2012		$4,673

Changes in the net carrying value amount of goodwill were as follows (in thousands):

Total
Unamortized intangible assets:
Goodwill at gross cost	$180,731
Impairment charge – 2008	(101,028)

Goodwill as of December 31, 2011	79,703
Acquisition – LaserBand	24,353
Impairment charge – 2012	(9,114)

Goodwill as of December 31, 2012	94,942
Acquisition – Hart Systems	60,858

Goodwill as of December 31, 2013	$155,800

Note 9 Other Assets

Other assets consist of the following (in thousands):

	As of December 31,
	2013	2012
Money market investments related to the deferred compensation plan (See Note 17)	$4,827	$3,553
Long-term investments	21,242	9,195
Other long-term assets	1,522	0
Deposits	1,174	898

Total	$28,765	$13,646

During 2013, Zebra acquired interests ranging from 2.0% to 8.3% in two venture capital technology companies for $12,021,000 during the year. During 2012, Zebra acquired interests ranging from 4.7% to 19.7% in several venture capital technology companies for $9,125,000 during the year. These investments are classified as long term.

Note 10 Costs Associated with Exit and Restructuring

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

Costs incurred through December 31, 2013 and costs expected to be incurred relate to the following: restructuring of Zebra’s manufacturing operations; relocation of a significant portion of Zebra’s supply chain operations from the U.S. to China; consolidating activities domestically; restructuring of our sales operations; restructuring certain corporate functions; and amending the Location Solutions “2012 restructuring plan” by adding additional restructuring charges to be incurred.

As of December 31, 2013, we have incurred the following exit and restructuring costs related to the Location Solutions business management structure and manufacturing operations relocation and restructuring (in thousands):

Type of Cost	Cost incurred through December 31, 2012	Costs incurred for the twelve months ended December 31, 2013	Total costs incurred as of December 31, 2013	Additional costs expected to be incurred	Total costs expected to be incurred

Severance, stay bonuses, and other employee-related expenses	$960	$5,690	$6,650	$61	$6,711
Professional services	0	180	180	0	180
Relocation and transition costs	0	20	20	0	20

Total	$960	$5,890	$6,850	$61	$6,911

During 2011, costs related to the consolidation and relocation of the administrative and accounting functions were due to the divestiture of our Navis marine terminal solutions business and the related WhereNet marine terminal solutions product line. There were no costs in 2012 related to this restructuring as this project was completed in 2011. As of December 31, 2012, we have incurred the following exit and restructuring costs related to the Location Solutions business management structure and manufacturing operations relocation and restructuring (in thousands):

Type of Cost	Costs incurred for the year ended December 31, 2012	Additional costs expected to be incurred	Total costs expected to be incurred

Severance, stay bonuses, and other employee-related expenses	$960	$4,590	$5,550
Professional services	0	310	310
Relocation and transition costs	0	480	480

Total	$960	$5,380	$6,340

Liabilities and expenses related to exit activities were as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011

Balance at beginning of period	$967	$1,048	$1,479
Charged to earnings	5,890	960	2,041
Cash paid	(5,605)	(1,041)	(2,472)

Balance at the end of period	$1,252	$967	$1,048

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

Summary financial information related to these activities included in our consolidated statement of earnings as other income (expense) is as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011

Change in gains (losses) from foreign exchange derivatives	$(1,998)	$(1,347)	$(825)
Gain (loss) on net foreign currency assets	1,474	406	(1,181)

Net foreign exchange loss	$(524)	$(941)	$(2,006)

	As of
	December 31, 2013	December 31, 2012
Notional balance of outstanding contracts:
Euro/US dollar	€41,021	€37,598
Pound/US dollar	£0	£3,810
Net fair value of outstanding contracts	$33	$18

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

Summary financial information related to the cash flow hedges is as follows (in thousands):

	As of
	December 31, 2013	December 31, 2012
Net unrealized gains (losses) deferred in other comprehensive income:
Gross	$208	$(9,936)
Income tax expense (benefit)	90	(2,695)

Net	$118	$(7,241)

Summary financial information related to the cash flow hedges of future revenues follows (in thousands, except percentages):

	As of
	December 31, 2013	December 31, 2012
Notional balance of outstanding contracts versus the dollar	€85,627	€88,680
Hedge effectiveness	100%	100%

	Year Ended December 31,
	2013	2012	2011

Net gains and (losses) included in revenue	$(4,294)	$4,201	$(4,159)

Forward Contracts

We record our forward contracts at fair value on our consolidated balance sheet as either long-term other assets or long-term other liabilities depending upon the fair value calculation as detailed in Note 3 of Zebra’s financial statements. The amounts recorded on our consolidated balance sheets are as follows (in thousands):

	As of
	December 31, 2013	December 31, 2012
Liabilities:
Accrued liabilities	$2,743	$2,045

Total	$2,743	$2,045

Note 12 Commitments and Contingencies

Leases. Minimum future obligations under all non-cancelable operating leases as of December 31, 2013 are as follows (in thousands):

Operating Leases
2014	$15,619
2015	11,842
2016	7,368
2017	7,636
2018	6,105
Thereafter	34,805

Total minimum lease obligations	$83,375

Rent expense for operating leases charged to operations was as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011

Rent expense	$15,750	$15,254	$13,907

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

This credit agreement is guaranteed by certain of Zebra’s domestic subsidiaries. Loans under the agreement bear interest at a rate equal to a spread over the base rate, which base rate is the greater of: the prime rate, the Federal Funds Effective Rate plus one-half of one percent (0.50%), or an adjusted LIBOR rate, plus one percent (1%). The spread is dependent on Zebra’s ratio of Total Debt to EBITDA, and ranges from 0.00% to 0.75%. Zebra did not borrow any monies under the New Credit Agreement at the time of closing.

The credit agreement includes customary representations, warranties, affirmative and negative covenants and events of default. It also contains financial covenants tied to Zebra’s leverage ratio and interest coverage ratio. As of December 31, 2013, we had established letters of credit amounting to $1,800,000, which reduces funds available for borrowing under the agreement. As of December 31, 2013 and 2012, no amounts were outstanding under the company’s credit agreement.

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

Note 13 Savings and Profit Sharing Plans

Zebra has a Retirement Savings and Investment Plan (401(k) Plan), which is intended to qualify under Section 401(k) of the Internal Revenue Code. Qualified employees may participate in Zebra’s 401(k) Plan by contributing up to 15% of their gross earnings to the plan subject to certain Internal Revenue Service restrictions. Zebra matches 100% of the first 2% of gross eligible earnings, and also matches the next 4% of gross eligible earnings at the rate of 50%. Zebra may contribute additional amounts to its 401(k) Plan at the discretion of the Board of Directors, subject to certain legal limits.

Company contributions to these plans, which were charged to operations, approximated the following (in thousands):

	Year Ended December 31,

	2013	2012	2011

401(k)	$4,865	$5,138	$4,813

Total	$4,865	$5,138	$4,813

Note 14 Stockholders’ Equity

Share count and par value data related to stockholders’ equity are as follows:

	As of
	December 31, 2013	December 31, 2012
Preferred Stock
Par value per share	$0.01	$0.01
Shares authorized	10,000,000	10,000,000
Shares outstanding	0	0
Common Stock—Class A
Par value per share	$0.01	$0.01
Shares authorized	150,000,000	150,000,000
Shares issued	72,151,857	72,151,857
Shares outstanding	50,349,546	50,908,267
Treasury stock
Shares held	21,802,311	21,243,590

During the year ended December 31, 2013, Zebra purchased 1,356,861 shares of common stock for $63,102,242 under board authorized share repurchase plans compared to the year ended December 31, 2012, in which Zebra purchased 1,473,863 shares of common stock for $54,373,000. During the year ended December 31, 2011, Zebra purchased 4,353,801 shares of common stock for $160,200,000.

A roll forward of Class A common shares outstanding is as follows:

	Year Ended December 31,
	2013	2012
Balance at the beginning of the year	50,908,267	52,095,166
Repurchases	(1,356,861)	(1,473,863)
Stock options, rights and ESPP issuances	739,148	246,625
Restricted share issuances	241,851	242,238
Restricted share forfeitures	(165,610)	(130,119)
Shares withheld for tax obligations	(17,249)	(71,780)

Balance at the end of the period	50,349,546	50,908,267

Note 15 Earnings (Loss) Per Share

For the years ended December 31, 2013, 2012, and 2011, earnings (loss) per share were computed as follows (in thousands, except per-share amounts):

	Year Ended December 31,
	2013	2012	2011

Weighted average shares:

Weighted average common shares outstanding	50,693	51,566	53,854
Effect of dilutive securities outstanding	370	277	337

Diluted weighted average shares outstanding	51,063	51,843	54,191

Earnings (loss):
Income from continuing operations	$134,225	$121,897	$130,343
Income (loss) from discontinued operations	133	1,007	44,300

Net Income	$134,358	$122,904	$174,643

Basic per share amounts:
Income from continuing operations	$2.65	$2.36	$2.42
Income (loss) from discontinued operations	0.00	0.02	0.82

Net Income	$2.65	$2.38	$3.24

Diluted per share amounts:
Income from continuing operations	$2.63	$2.35	$2.40
Income (loss) from discontinued operations	0.00	0.02	0.82

Net Income	$2.63	$2.37	$3.22

The potentially dilutive securities that were excluded from the earnings (loss) per share calculation consist of stock options and stock appreciation rights (SARs) with an exercise price greater than the average market price of the Class A Common Stock. These options were as follows:

	Year Ended December 31,

	2013	2012	2011

Potentially dilutive shares	168,472	1,753,311	1,425,880

Note 16 Equity-Based Compensation

As of December 31, 2013, Zebra had a general equity-based compensation plan and a stock purchase plan under which shares of our common stock were available for future grants and sales, and which are described below.

On May 19, 2011, Zebra’s stockholders approved the 2011 Zebra Technologies Corporation Long Term Incentive Plan (the 2011 Plan), which included authorization for issuance of awards of 5,500,000 shares under the 2011 Plan. The 2011 Plan became effective immediately and superseded the 2006 Incentive Compensation Plan (the 2006 Plan), the 1997 Stock Option Plan (the 1997 Plan) and the 2002 Non-Employee Director Stock Option Plan (the 2002 Director Plan), except that the prior plans will remain in effect with respect to awards granted under the prior plans until such awards have been exercised, forfeited, cancelled, expired or otherwise terminated in accordance with the terms of such grants. The types of awards available under the 2011 Plan are incentive stock options, nonqualified stock options, stock appreciation rights (SARs), restricted stock, performance shares and units and performance-based cash bonuses. Employees, directors and consultants of Zebra and its subsidiaries are eligible to participate in the 2011 Plan. The Compensation Committee of the Board of Directors administers the plan. As of December 31, 2013, 4,212,339 shares were available for grant under the plan, and options for 691,874 shares were outstanding under the 2011 Plan.

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

Zebra’s time-vested restricted stock grants consist of restricted stock awards (RSA’s) and performance share awards (PSA’s). The following table shows the number of shares of time-vested restricted stock granted in 2013 and the vesting schedules of the restricted stock awards that were granted under the Plan to certain executive officers and other members of management.

Vesting period	RSA’s	PSA’s	Total
At grant	18,095	112,028	130,123
After three years of service	149,420	75,766	225,186

Total	167,515	187,794	355,309

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

The 2006 Plan was superseded by the 2011 Plan. As of December 31, 2013, options and SARs for 1,111,435 shares were outstanding and exercisable under the 2006 Plan. These options and SARs expire on the earlier of (a) ten years following the grant date, or (b) immediately if the employee is terminated for cause, (c) ninety days after termination of employment if the employee is terminated involuntarily other than for cause, (d) thirty days after termination of employment if the employee voluntarily terminates his or her employment, or (e) one year after termination of employment if the employee’s employment terminates due to death, disability, or retirement.

The 1997 Plan was superseded by the 2006 Plan. As of December 31, 2013, options for 471,990 shares were outstanding and exercisable under the 1997 Plan. These options terms are the same as noted in the paragraph above in the 2006 Plan.

The 2002 Director Plan was superseded by the 2006 Plan. As of December 31, 2013, options for 80,000 shares were outstanding and exercisable under the 2002 Director Plan. Unless otherwise provided in an option agreement, options granted under the 2002 Director Plan become exercisable in five equal increments beginning on the date of the grant and continuing on each of the four anniversaries thereafter. All such options expire on the earlier of (a) ten years following the grant date, (b) the first anniversary of the termination date of the non-employee director’s directorship for any reason other than the termination of the non-employee director’s directorship by Zebra’s stockholders for cause, or resignation for cause, in each case as defined in the option agreement.

In connection with Zebra’s acquisition of WhereNet, Zebra assumed existing unvested stock options exercisable for shares of WhereNet’s common stock and converted them into options exercisable for Zebra common stock. These converted options have exercise prices and vesting dates based on their previous terms and all of these options that are outstanding are fully vested. As of December 31, 2013, outstanding WhereNet options were exercisable into 3,262 shares of Zebra Class A Common Stock.

On May 19, 2011 Zebra’s stockholders adopted the 2011 Employee Stock Purchase Plan (which replaced the 2001 Stock Purchase plan) under which employees who work a minimum of 20 hours per week may elect to withhold up to 10% of their cash compensation through regular payroll deductions to purchase shares of Class A Common Stock from Zebra over a period not to exceed 12 months at a purchase price per share which is equal to the lesser of: (1) 95% of the fair market value of the shares as of the date of the grant, or (2) 95% of the fair market value of the shares as of the date of purchase. Stock purchase plan expense for the year ended December 31, 2013 was $224,000. Stock purchase plan expense for the year ended December 31, 2012 was $242,000 and for the year ended December 31, 2011 was $321,000.

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

	2013	2012	2011

Expected dividend yield	0%	0%	0%
Forfeiture rate	10.31%	10.21%	11.50%
Volatility	32.00%	35.90%	35.33%
Risk free interest rate	.82%	.94%	2.01%
- Range of interest rates	0.02% - 1.78%	0.07% - 1.95%	0.01% - 3.18%
Expected weighted-average life	5.42 years	5.48 years	5.42 years
Fair value of SARs granted	$4,528,000	$5,533,000	$5,495,000
Weighted-average grant date fair value of options and SARs granted (per underlying share)	$13.86	$12.84	$14.29

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

Stock option activity for the years ended December 31, 2013, 2012, and 2011, was as follows:

	2013		2012		2011
Options	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	1,531,844	$41.69	1,702,650	$40.43	2,340,959	$37.35
Granted	0	0	0	0	0	0
Exercised	(543,922)	39.54	(148,802)	27.02	(490,715)	26.63
Forfeited	0	0	(1,663)	36.36	(63,714)	32.29
Expired	(32,145)	45.81	(20,341)	43.63	(83,880)	40.76
Outstanding at end of year	955,777	$42.78	1,531,844	$41.69	1,702,650	$40.43
Exercisable at end of year	955,777	$42.78	1,527,814	$41.75	1,589,096	$40.84
Intrinsic value of exercised options	$4,300,000		$1,700,000		$6,400,000

There were no stock options granted in 2013, 2012 or 2011.

The following table summarizes information about stock options outstanding at December 31, 2013:

	Outstanding	Exercisable
Aggregate intrinsic value	$ 4,201,000	$ 4,201,000
Weighted-average remaining contractual term	2.5 years	2.5 years

SAR activity for the years ended December 31, 2013, 2012, and 2011, was as follows:

	2013		2012		2011
SARs	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	1,535,804	$ 31.66	1,287,724	$ 28.91	1,234,787	$ 23.82
Granted	326,811	46.13	431,040	38.51	387,847	41.14
Exercised	(376,673)	25.44	(102,972)	23.83	(95,672)	22.20
Forfeited	(80,515)	37.54	(75,978)	34.10	(238,965)	25.15
Expired	(2,643)	33.70	(4,010)	41.57	(273)	19.56
Outstanding at end of year	1,402,784	$ 36.36	1,535,804	$ 31.66	1,287,724	$ 28.91
Exercisable at end of year	520,426	$ 30.51	514,787	$ 26.52	305,228	$ 23.27
Intrinsic value of exercised SARs	$ 7,900,000		$ 1,500,000		$ 1,700,000

The terms of the SARs are established under the applicable Plan and the applicable SAR agreement. Once vested, a SAR entitles the holder to receive a payment equal to the difference between the per-share grant price of the SAR and the fair market value of a share of Zebra stock on the date the SAR is exercised, multiplied by the number of shares covered by the SAR. Exercised SARs will be settled in whole shares of Zebra stock, and any fraction of a share will be settled in cash. Vesting of SARs granted in 2013 is as follows: 326,811 SARs vest annually in four equal amounts on each of the first four anniversaries of the grant date. Vesting of SARs granted in 2012 is as follows: 20,155 SARs vested upon grant and 410,885 SARs vest annually in four equal amounts on each of the first four anniversaries of the grant date. All SARs expire 10 years after the grant date.

The following table summarizes information about SARs outstanding at December 31, 2013:

	Outstanding	Exercisable
Aggregate intrinsic value	$ 14,144,000	$ 8,282,000
Weighted-average remaining contractual term	7.6 years	6.6 years

Restricted stock award activity, granted under the 2011 and 2006 Plans, for the years ended December 31, 2013, 2012 and 2011 was as follows:

	2013		2012		2011
Restricted Stock Awards	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of year	444,362	$ 35.43	529,880	$ 28.20	594,090	$ 25.51
Granted	167,515	46.17	169,081	38.45	152,636	41.17
Released	(161,976)	31.28	(235,580)	21.39	(197,472)	30.08
Forfeited	(14,524)	40.79	(19,019)	34.90	(19,374)	29.08

Outstanding at end of year	435,377	$ 40.92	444,362	$ 35.43	529,880	$ 28.20

Performance share award activity, granted under the 2011 and 2006 Plans, for the years ended December 31, 2013, 2012 and 2011 was as follows:

	2013		2012		2011
Performance Share Awards	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of year	265,829	$ 35.55	306,261	$ 28.58	250,596	$ 25.35
Granted	187,794	35.17	72,470	38.68	62,874	41.47
Released	(253,484)	27.90	(1,802)	41.57	(7,209)	28.79
Forfeited	(4,980)	41.46	(111,100)	23.06	0	0.0

Outstanding at end of year	195,159	$ 42.25	265,829	$ 35.55	306,261	$ 28.58

As of December 31, 2013, there was $17,646,000 of unearned compensation cost related to awards granted under Zebra’s equity-based compensation plans, which is expected to be recognized over a weighted-average period of 2.3 years.

The fair value of the purchase rights issued to Zebra employees under the stock purchase plan is estimated using the following weighted-average assumptions for purchase rights granted. Expected lives of three months to one year have been used along with these assumptions.

	2013	2012	2011

Fair market value	$42.45	$35.43	$34.77
Option price	$40.33	$33.66	$33.03
Expected dividend yield	0%	0%	0%
Expected volatility	19%	21%	33%
Risk free interest rate	0.05%	0.07%	0.07%

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

The following table shows the income, asset and liability amounts related to this plan (in thousands):

	As of December 31,
	2013	2012
Mutual funds included in other assets	$4,827	$3,553
Deferred compensation liability included in other long-term liabilities	$4,827	$3,553

Note 18 Income Taxes

The geographical sources of income before income taxes were as follows (in thousands):

	Year Ended December 31,

	2013	2012	2011

United States	$47,636	$60,388	$78,593
Outside United States	116,191	103,786	101,126

Total	$163,827	$164,174	$179,719

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

Deferred income taxes are not provided on undistributed earnings of foreign subsidiaries, aggregating approximately $354,164,000 at December 31, 2013 and $256,000,000 at December 31, 2012.

The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,

	2013	2012	2011

Current:
Federal	$9,556	$17,744	$7,250
State	808	1,324	1,191
Foreign	11,638	14,258	28,175

Total current	22,002	33,326	36,616
Deferred:
Federal	7,118	8,656	12,477
State	289	375	405
Foreign	193	(80)	(122)

Total deferred	7,600	8,951	12,760

Total	$29,602	$42,277	$49,376

The provision for income taxes differs from the amount computed by applying the U.S. statutory Federal income tax rate of 35% to income before income taxes. The reconciliation of statutory and effective income taxes is presented below (in thousands):

	Year Ended December 31,

	2013	2012	2011
Provision computed at statutory rate	$57,339	$57,461	$62,905
State income tax, net of Federal tax benefit	1,191	1,353	1,432
Asset impairment charge	0	3,190	0
Tax-exempt interest income	(174)	(230)	(334)
Acquisition related items	0	322	0
Domestic manufacturing deduction	(490)	(105)	(212)
Research and experimental credit	(970)	0	(508)
Foreign rate differential	(26,798)	(21,598)	(13,899)
Other	(496)	1,884	(8)

Provision for income taxes	$29,602	$42,277	$49,376

The primary reasons for the difference is due to a combination of higher profits in lower rate international jurisdictions, decreasing foreign statutory rates, the Singapore tax holiday and the restructuring of the foreign operations. In conjunction with the opening of Zebra’s Singapore distribution center and the establishment of Singapore as a regional headquarter location in 2009, Zebra negotiated a 10% income tax rate with the Singapore Economic Development Board. The negotiated rate is a reduction from the then current statutory rate of 17%. The 10% rate expires at the end of 2014 unless Zebra meets agreed commitments for employees and business expenditures in Singapore. If these requirements are met, the 10% rate extends through 2018. This agreement reduced Zebra’s consolidated income taxes by $1,860,000 in 2013, $2,002,000 in 2012, and $2,030,000 in 2011.

In order to streamline the management, financing and capital structure of its foreign affiliates, in 2012, Zebra established a foreign holding company and restructured the ownership structure of its foreign affiliates. This new holding company structure allows Zebra to consolidate the ownership of its significant foreign affiliates under a single holding company. In addition, the structure introduced leverage which gives the Zebra the ability to facilitate cash pooling and improve the capital structure of its non-US operations. The new capital structure and global financing favorably impacts the Zebra’s effective tax rate, and facilitates the tax efficient movement of Zebra’s foreign cash to finance the ongoing operating and investment needs of the foreign subsidiaries. The restructuring was completed in the second quarter of 2012 and was in place for the full year in 2013.

Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. Based on management’s assessment, it is more likely than not that the deferred tax assets will be realized through future taxable earnings.

Tax effects of temporary differences that give rise to deferred tax assets and liabilities are as follows (in thousands):

	As of December 31,
	2013	2012

Deferred tax assets:
Deferred rent	$409	$508
Accrued vacation	2,153	2,480
Accrued bonus	2,916	2,747
Deferred compensation	1,816	1,497
Inventory items	6,061	6,967
Allowance for doubtful accounts and other receivables	118	211
Other accruals	11,149	6,531
Equity based compensation expense	12,337	16,620
Unrealized gain on securities	558	438
Unrealized loss on other investments	410	419
Net operating loss carry-forwards	597	2,462
Valuation allowance	(267)	(267)

Total deferred tax assets	38,257	40,613

Deferred tax liabilities:
Unrealized loss on other investments	(1,450)	0
Depreciation and amortization	(42,489)	(24,527)

Total deferred tax liabilities	(43,939)	(24,527)

Net deferred tax assets (liabilities)	$(5,682)	$16,086

On January 1, 2007, Zebra adopted ASC 740 (formerly FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109). According to ASC 740, Zebra identified, evaluated, and measured the amount of income tax benefits to be recognized for all of its income tax positions. During 2008, Zebra recognized an increase of approximately $4,000,000 in the liability for unrecognized tax benefits related to an acquisition. During 2012 Zebra recognized an increase of $680,000 in one of its UK subsidiaries. This amount was reduced as a result of filing 2012 income tax returns in 2013.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2013	$4,680
Additions based on tax positions related to 2013	0
Reductions based on 2012 tax returns as filed in 2013	(680)

Balance at December 31, 2013	$4,000

Included in deferred tax assets are amounts related to federal and state net operating losses that resulted from Zebra’s acquisition of WhereNet Corp. As of December 31, 2013, Zebra had approximately $8,252,000 of net operating loss carryforwards available to offset future taxable income which expire in 2022 through 2027. As of December 31, 2013, Zebra had approximately $26,980,000 of state net operating loss carryforwards which expire in 2013 through 2020. Zebra’s intention is to utilize these net operating loss carryforwards to offset future income tax expense. Under the United States Tax Reform Act of 1986, the amount of benefits from net operating loss carryforwards may be impaired or limited in certain circumstances, including significant changes in ownership interests. The company has reviewed the impact of ownership changes and believes that this will not have an impact on the realizability on the related Deferred Tax Asset recorded as of December 31, 2013.

Deferred tax asset valuation allowances included in the temporary differences above are as follows (in thousands):

	Year Ended December 31,
Valuation allowance	2013	2012	2011
Balance at the beginning of the year	$267	$267	$267
Additions	0	0	0
Subtractions	0	0	0

Balance at the end of the period	$267	$267	$267

Zebra’s deferred tax valuation allowance is the result of uncertainties regarding the future realization of recorded tax benefits on state income tax loss carry-forwards. The addition in 2010 is primarily related to California’s temporary suspension on the use of state net operating losses for tax years 2010 & 2011. Although the carryforward period for those temporarily suspended losses was increased, there is still some uncertainty as to the ability to use such losses even though carryforward periods were extended.

We are currently undergoing an audit of the 2011 and 2012 US federal income tax returns. The tax years 2009 through 2012 remain open to examination by multiple state taxing jurisdictions. Tax authorities in the United Kingdom have completed income tax audits for tax years through 2011.

Zebra’s continuing practice is to recognize interest and or penalties related to income tax matters as part of income tax expense. For the years ended December 31, 2011 through December 31, 2013, Zebra did not accrue any interest or penalties into income tax expense.

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

The components of other comprehensive income (loss) included in the Consolidated Statements of Comprehensive Income (Loss) are as follows (in thousands):

	As of December 31, 2012	Gain (Loss) recognized in OCI	Gain (Loss) reclassified from AOCI to income	Twelve Months ended December 31, 2013	As of December 31, 2013

Unrealized gains (losses) on hedging transactions:
Gross	$ (2,581)	$3,297	$(3,089)(1)	$ 208	$ (2,373)
Income tax (benefit)	(599)	862	(772)	90	(509)

Net	(1,982)	2,435	(2,317)	118	(1,864)

Unrealized gains (losses) on investments:
Gross	540	(1,294)	603(2)	(691)	(151)
Income tax (benefit)	162	(423)	188	(235)	(73)

Net	378	(871)	415	(456)	(78)

Foreign currency translation adjustments	(8,721)	566	316(3)	882	(7,839)

Total accumulated other comprehensive gains (losses)	$(10,325)	$2,130	$(1,586)	$ 544	$(9,781)

	As of December 31, 2011	Gain (Loss) recognized in OCI	Gain (Loss) reclassified from AOCI to income	Twelve Months ended December 31, 2012	As of December 31, 2012

Unrealized gains (losses) on hedging transactions:
Gross	$ 7,355	$ (14,757)	$ 4,821(1)	$ (9,936)	$ (2,581)
Income tax (benefit)	2,096	(3,900)	1,205	(2,695)	(599)

Net	5,259	(10,857)	3,616	(7,241)	(1,982)

Unrealized gains (losses) on investments:
Gross	(797)	1,052	285(2)	1,337	540
Income tax (benefit)	(288)	349	101	450	162

Net	(509)	703	184	887	378

Foreign currency translation adjustments	(8,963)	321	(79)(3)	242	(8,721)

Total accumulated other comprehensive gains (losses)	$ (4,213)	$ (9,833)	$ 3,721	$ (6,112)	$ (10,325)

	As of December 31, 2010	Gain (Loss) recognized in OCI	Gain (Loss) reclassified from AOCI to income	Twelve Months ended December 31, 2011	As of December 31, 2011

Unrealized gains (losses) on hedging transactions:
Gross	$ (1,523)	$ 12,196	$ (3,318)(1)	$ 8,878	$ 7,355
Income tax (benefit)	(573)	3,615	(946)	2,669	2,096

Net	(950)	8,581	(2,372)	6,209	5,259

Unrealized gains (losses) on investments:
Gross	(200)	(756)	159(2)	(597)	(797)
Income tax (benefit)	(76)	(269)	57	(212)	(288)

Net	(124)	(487)	102	(385)	(509)

Foreign currency translation adjustments	(8,275)	178	(866)(3)	(688)	(8,963)

Total accumulated other comprehensive gains (losses)	$ (9,349)	$ 8,272	$ (3,136)	$ 5,136	$ (4,213)

(1)	Transfer of unrealized gains and (losses) from AOCI to income on hedging transactions are included in net sales of tangible products.
(2)	Transfer of unrealized gains and (losses) from AOCI to income on investments are included in investment income.
(3)	Transfer of foreign currency translation gains and (losses) from AOCI to income, are included in foreign exchange.

Note 20 Geographic Data

Information regarding Zebra’s operations by geographic area is contained in the following table. These amounts (in thousands) are reported in the geographic area of the destination of the final sale. We manage our business based on these regions rather than by individual countries.

	North America	Europe, Middle East & Africa	Latin America	Asia	Total

2013
Net sales	$459,908	$326,470	$99,041	$152,740	$1,038,159
Long-lived assets	97,768	8,149	502	3,169	109,588

2012
Net sales	$435,520	$322,970	$100,101	$137,577	$996,168
Long-lived assets	90,363	7,522	538	2,926	101,349

2011
Net sales	$409,208	$342,578	$89,715	$141,987	$983,488
Long-lived assets	88,382	5,965	362	3,113	97,822

Net sales by country that are greater than 10% of total net sales are as follows (in thousands):
	United States	United Kingdom	Singapore	Other	Total

2013	$562,848	$323,708	$140,588	$11,015	$1,038,159
2012	$539,504	$317,793	$134,349	$4,522	$996,168
2011	$504,283	$339,027	$136,757	$3,421	$983,488

Net sales by country are determined by the country from where the products are invoiced when they leave Zebra’s warehouse. Generally, our United States sales company serves North America and Latin America while our United Kingdom sales company serves the Europe, Middle East and Africa markets and our Singapore sales company serves all of the Asia Pacific market.

Net sales by major product category are as follows (in thousands):
	Hardware	Supplies	Service and Software	Shipping and Handling	Total

2013	$735,123	$243,965	$53,627	$5,444	$1,038,159
2012	$730,489	$212,499	$47,941	$5,239	$996,168
2011	$743,308	$187,457	$47,206	$5,517	$983,488

Note 21 Major Customers

Our net sales to significant customers as a percentage of total net sales were as follows:

	Year Ended December 31,
	2013	2012	2011
Customer A	16.8%	20.4%	20.7%
Customer B	13.1%	11.4%	10.5%
Customer C	12.3%	10.3%	8.9%

All three of the above customers are distributors and not end users. No other customer accounted for 10% or more of total net sales during these years.

Note 22 Quarterly Results of Operations (unaudited)

(Amounts in thousands, except per share data)

	2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net Sales
Net sales of tangible products	$225,121	$239,909	$249,919	$269,583
Revenue from services and software	11,816	13,251	13,604	14,956

Total net sales	236,937	253,160	263,523	284,539

Cost of Sales
Cost of sales of tangible products	117,111	125,664	128,191	136,547
Cost of sales services and software	6,761	6,589	6,722	6,964

Cost of sales	123,872	132,253	134,913	143,511

Gross Profit	113,065	120,907	128,610	141,028

Operating expenses:
Selling and marketing	33,515	33,830	34,395	36,280
Research and development	21,858	23,201	22,376	23,712
General and administrative	25,277	24,053	22,452	24,434
Amortization of intangible assets	1,863	1,863	1,831	1,826
Acquisition costs	482	618	268	3,322
Exit and restructuring costs	1,895	1,101	519	2,375

Total operating expenses	84,890	84,666	81,841	91,949

Operating income	28,175	36,241	46,769	49,079

Other income (loss)
Investment income	677	473	550	666
Foreign exchange loss	(98)	(462)	(173)	209
Other, net	10	1,464	(5)	252

Total other income	589	1,475	372	1,127

Income from continuing operations before income taxes	28,764	37,716	47,141	50,206
Income taxes	5,222	7,158	8,541	8,681

Income from continuing operations	23,542	30,558	38,600	41,525
Income from discontinued operations, net of tax	0	8	0	125

Net income	$23,542	$30,566	$38,600	$41,650

Basic earnings per share:
Income from continuing operations	$0.46	$0.60	$0.76	$0.83
Income from discontinued operations	0.00	0.00	0.00	0.00

Net Income	$0.46	$0.60	$0.76	$0.83

Diluted earnings per share:
Income from continuing operations	$0.46	$0.60	$0.76	$0.82
Income from discontinued operations	0.00	0.00	0.00	0.00

Net Income	$0.46	$0.60	$0.76	$0.82

Basic weighted average shares outstanding	50,980	50,990	50,590	50,289
Diluted weighted average and equivalent shares outstanding	51,366	51,283	50,924	50,666

	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net Sales
Net sales of tangible products	$232,476	$234,708	$239,786	$241,257
Revenue from services and software	11,399	12,369	12,251	11,922

Total net sales	243,875	247,077	252,037	253,179

Cost of Sales
Cost of sales of tangible products	119,033	119,980	118,751	121,869
Cost of sales services and software	4,959	6,720	6,362	6,850

Cost of sales	123,992	126,700	125,113	128,719

Gross Profit	119,883	120,377	126,924	124,460

Operating expenses:
Selling and marketing	32,114	32,158	32,321	33,313
Research and development	20,416	22,336	22,007	22,605
General and administrative	24,320	24,402	22,481	20,964
Amortization of intangible assets	770	770	1,670	1,463
Acquisition costs	254	1,252	566	1,037
Exit and restructuring costs	0	0	0	960
Asset impairment charge	0	0	9,114	0

Total operating expenses	77,874	80,918	88,159	80,342

Operating income	42,009	39,459	38,765	44,118

Other income (loss)
Investment income	592	826	541	526
Foreign exchange loss	(342)	(80)	(514)	(5)
Other, net	(364)	(486)	(294)	(577)

Total other income (loss)	(114)	260	(267)	(56)

Income from continuing operations before income taxes	41,895	39,719	38,498	44,062
Income taxes	11,731	9,366	11,917	9,263

Income from continuing operations	30,164	30,353	26,581	34,799
Income from discontinued operations, net of tax	0	300	516	191

Net income	$30,164	$30,653	$27,097	$34,990

Basic earnings per share:
Income from continuing operations	$0.58	$0.58	$0.52	$0.69
Income from discontinued operations	0.00	0.01	0.01	0.00

Net Income	$0.58	$0.59	$0.53	$0.69

Diluted earnings per share:
Income from continuing operations	$0.58	$0.58	$0.51	$0.68
Income from discontinued operations	0.00	0.01	0.01	0.00

Net Income	$0.58	$0.59	$0.52	$0.68

Basic weighted average shares outstanding	51,998	51,771	51,566	50,968
Diluted weighted average and equivalent shares outstanding	52,301	52,030	51,809	51,262

Note 23 Discontinued Operations

Sale of Navis, LLC—On March 18, 2011, we sold our Navis marine terminal solutions business and the related WhereNet marine terminal solutions product line of our Zebra Enterprise Solutions (“ZES”) business segment for approximately $188,588,000 in cash to Cargotec Corporation. As of December 31, 2011, Zebra had a short term receivable from the buyer in the amount of $27,580,000 which represented funds held in escrow, of which, we received $13,790,000 in the first quarter of 2012 and the remaining $13,790,000 in the third quarter of 2012.

Sale of proveo AG—On August 3, 2011, we entered into a Share Purchase Agreement with F Two NV (a Belgium company) to sell all of our interest in Zebra Enterprise Solutions GmbH (formerly proveo AG) business. The loss recorded upon divestiture was $1,248,000. Zebra realized tax benefits in the amount of $13,308,000 with the divestiture of proveo AG. These tax benefits are primarily related to the difference in book basis versus tax basis. As part of the sale, Zebra agreed with the buyer to provide a revolving loan of up to €1,000,000 which was due on August 3, 2012 and bore interest at 6.5%. Zebra considered this loan unlikely to be repaid in full and established a reserve for the maximum loss. During 2012, the maximum value on Zebra’s loan to the purchaser was reduced to €526,058 and Zebra recorded a gain of $930,000 as a result of reducing the loan loss reserve to the new maximum loss. During 2013, Zebra received some additional payments on the loan and the remaining balance outstanding was forgiven. Zebra recorded a gain of $201,000 as a result of the payments received and loan cancellation.

Beginning in the first quarter of 2011, Zebra reported the results of these businesses as discontinued operations. The amounts presented below for discontinued operations include Navis and proveo assets and liabilities, and the operating results of these businesses for the years ended December 31, 2013, 2012 and 2011. With the Navis sale, Zebra consolidated the remaining ZES Location Solutions operations.

Summary results for discontinued operations in our consolidated statement of earnings are as follows (in thousands):

	Year Ended December 31
	2013	2012	2011
Net sales	$0	$0	$13,945

Loss from discontinued operations	$7	$(141)	$(13,971)
Income tax benefit (expense)	(75)	218	1,299
Gain on sale of discontinued operations	201	930	68,745
Income tax expense on sale	0	0	(11,773)

Income from discontinued operations	$133	$1,007	$44,300

The components of cash flows of discontinued operations in our consolidated statement of cash flows are as follows (in thousands):

	Year Ended December 31
	2013	2012	2011
Cash flows from discontinued operations:
Net cash (used) by operating activities	$0	$0	$(1,301)
Net cash provided by (used in) by investing activities	0	0	0
Net cash provided by (used in) by financing activities	0	0	0
Effect of exchange rate changes on cash	0	0	0

Net decrease in cash and cash equivalents	0	0	(1,301)
Cash and cash equivalents at beginning of period	0	0	1,301

Cash and cash equivalents at end of period	$0	$0	$0

Note 24 Business Combinations

Hart Systems. On December 18, 2013, Zebra acquired all of the outstanding membership interests in Hart Systems, LLC (a New York limited liability company) for $95,669,326 in cash, subject to a working capital adjustment. As part of the acquisition closing, an escrow balance of approximately $9,402,500 was established against the total purchase price.

Hart Systems, a leading provider of self-directed physical inventory management solutions to the retail industry, has distinguished itself in the market by offering retailers high ROI, self-managed inventory solutions. This acquisition enables us to expand our presence in the retail market segment by offering additional inventory management services as part of Zebra’s dedicated Retail Solutions. It adds software as a service (SaaS) to Zebra’s product and service portfolio. The allocations of the purchase price for this acquisition have been prepared on a preliminary basis and changes to these allocations may occur as additional information becomes available. Acquired goodwill represents the premium paid over the fair value of the net tangible and intangible assets acquired. Zebra paid this premium for a number of reasons, including acquiring an experienced workforce and enhancing technology capabilities. Pro forma results have not been presented because the effect of the acquisition is not material to the company’s financial results.

The following table (in thousands) summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition:

As of
December 31, 2013
Current assets	$2,600
Property and equipment	11,134
Goodwill	60,858
Other intangibles	37,200

Total assets acquired	$111,792
Current liabilities	2,285
Long term liabilities	13,838

Net assets acquired	$95,669

On a preliminary basis pending the receipt of final valuations, the purchase price was allocated to identifiable tangible and intangible assets acquired and liabilities assumed based on their estimated fair values resulting in goodwill of $60,858,000. The intangible assets of $37,200,000 consist of the following (in thousands):

	Amount	Useful life
Customer relationships	$32,100	15 years
Developed technology/know-how	4,800	5 years
Trade name	300	1 year

Acquired other intangibles	$37,200

The goodwill is not deductible for tax purposes.

LaserBand LLC. On July 13, 2012, Zebra acquired all of the outstanding membership interests in LaserBand LLC (a Missouri limited liability company) for a cash purchase price of $59,874,000, included in this amount was cash acquired of $1,431,000.

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

StepOne Systems. On December 21, 2012, Zebra acquired StepOne Systems for a cash purchase price of $1,543,000, included in this amount was cash acquired of $110,000. StepOne is a specialty software company focused on solving business retailer’s challenges through mobile technology. StepOne is located in Pittsburgh, Pennsylvania.

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

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

Schedule II

Valuation and Qualifying Accounts

(Amounts in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions / (Recoveries)	Balance at End of Period

Valuation account for accounts receivable:
Year ended December 31, 2013	$669	$373	$589	$453
Year ended December 31, 2012	$1,560	$0	$891	$669
Year ended December 31, 2011	$1,459	$343	$242	$1,560

Valuation accounts for inventories:
Year ended December 31, 2013	$13,655	$8,473	$9,567	$12,561
Year ended December 31, 2012	$14,710	$6,758	$7,813	$13,655
Year ended December 31, 2011	$9,837	$8,762	$3,889	$14,710

See accompanying report of independent registered public accounting firm.

Index to Exhibits

3.1(i)	(6)	Restated Certificate of Incorporation of the Company.
3.1(ii)	(35)	Amended and Restated By-laws of Zebra Technologies Corporation, as amended as of January 7, 2013.
4.0	(5)	Specimen stock certificate representing Class A Common Stock.
10.1	(7)	1997 Stock Option Plan. +
10.2	(8)	First Amendment to 1997 Stock Option Plan. +
10.3	(8)	Second Amendment to 1997 Stock Option Plan. +
10.4	(9)	Third Amendment to 1997 Stock Option Plan. +
10.5	(10)	Amendment No. Four to 1997 Stock Option Plan. +
10.6	(5)	Lease between the Company and Unique Building Corporation for the Company’s facility in Vernon Hills, Illinois.
10.7	(2)	Amendment to the lease between the Company and Unique Building Corporation for the Company’s facility in Vernon Hills, Illinois, dated April 1, 1993.
10.8	(2)	Amendment to the lease between the Company and Unique Building Corporation for the Company’s facility in Vernon Hills, Illinois, dated December 1, 1994.
10.9	(11)	Amendment to the lease between the Company and Unique Building Corporation for the Company’s facility in Vernon Hills, Illinois, dated June 1, 1996.
10.10	(11)	Amendment to the lease between the Company and Unique Building Corporation for the Company’s facility in Vernon Hills, Illinois, dated June 2, 1996.
10.11	(12)	Amendment to the lease between the Company and Unique Building Corporation for the Company’s facility in Vernon Hills, Illinois, dated as of July 1, 1999.
10.12	(13)	2002 Non-Employee Director Stock Option Plan. +
10.13	(13)	Amendment No. 1 to 2002 Non-Employee Director Stock Option Plan. +
10.14	(15)	Non-Qualified Stock Option Agreement between the Company and Anders Gustafsson dated September 4, 2007. +
10.15	(17)	Employment Agreement between the Company and Hugh Gagnier dated December 12, 2007. +
10.16	(14)	Amendment No. 1 to Employment Agreement between the Company and Hugh Gagnier dated December 30, 2008. +
10.17	(32)	Employment Agreement between the Company and Michael H. Terzich dated November 16, 2007. +
10.18	(32)	Employment Agreement between the Company and Todd Naughton dated November 16, 2007. +
10.19	(16)	Employment Agreement between the Company and Phil Gerskovich dated November 16, 2007. +
10.20	(28)	Employment Agreement between Michael C. Smiley and the Company dated May 1, 2008. +
10.21	(14)	Form of Amendment No. 1 to Employment Agreement by and between the Company and each executive officer other than Messrs. Gustafsson and Gagnier, each dated December 30, 2008.+
10.22	(8)	Form of Stock Option Agreement under the 1997 Stock Option Plan for awards granted prior to February 6, 2006. +
10.23	(13)	Form of Stock Option Agreement under the 2002 Non-Employee Director Stock Option Plan for awards granted prior to February 6, 2006. +
10.24	(31)	Form of Amendment to outstanding Stock Option Agreements under the 2002 Non-Employee Director Stock Option Plan. +
10.25	(18)	Form of Stock Option Agreement under the 1997 Stock Option Plan for awards granted on or after February 6, 2006. +
10.26	(18)	Form of Stock Option Agreement under the 2002 Non-Employee Director Stock Option Plan for awards granted on or after February 6, 2006. +
10.27	(20)	Form of Stock Option Agreement under the 2006 Incentive Compensation Plan for awards granted prior to April 25, 2007. +
10.28	(21)	Form of Stock Option Agreement under the 2006 Incentive Compensation Plan for awards granted to executive officers on or after April 25, 2007 and prior to December 2, 2008. +
10.29	(25)	Form of indemnification agreement between Zebra Technologies Corporation and each director and executive officer. +
10.30	(29)	Form of Director Stock Option Agreement (1-Year Vesting) under the 2006 Incentive Compensation Plan for awards granted to directors on or after May 22, 2008 and prior to December 2, 2008. +
10.31	(29)	Form of Director Stock Option Agreement (4-Year Vesting) under the 2006 Incentive Compensation Plan for awards granted to directors on or after May 22, 2008 and prior to December 2, 2008. +
10.32	(31)	Form of Director Stock Option Agreement (1-Year Vesting) under the 2006 Incentive Compensation Plan for awards granted to directors on or after December 2, 2008. +
10.33	(31)	Form of Director Stock Option Agreement (4-Year Vesting) under the 2006 Incentive Compensation Plan for awards granted to directors on or after December 2, 2008. +
10.34	(31)	Amendment to outstanding Stock Option Agreements under the 2006 Incentive Compensation Plan, dated December 2, 2008. +
10.35	(31)	Form of Stock Option Agreement under the 2006 Incentive Compensation Plan for awards granted to executive officers on or after December 2, 2008. +

10.36	(26)	WhereNet Corp. 1997 Stock Option Plan. +
10.37	(26)	First Amendment to the WhereNet Corp. 1997 Option Plan. +
10.38	(27)	Manufacturing Services Agreement between Jabil Circuit, Inc. and the Company dated May 30, 2007 (portions of this exhibit have been omitted and have been filed separately with the Commission pursuant to a request for confidential treatment.)
10.39	(1)	Amendment to Manufacturing Services Agreement between Jabil Circuit, Inc. and Zebra Technologies Corporation dated May 30, 2007.
10.40	(30)	J.P. Morgan Credit Agreement dated as of October 12, 2012.
10.41	(23)	2006 Incentive Compensation Plan. +
10.42	(31)	Amendment to the 2006 Incentive Compensation Plan dated December 2, 2008. +
10.43	(24)	2011 Long-Term Incentive Plan. +
10.44	(24)	2011 Short-Term Incentive Plan. +
10.45	(27)	2005 Executive Deferred Compensation Plan, as amended. +
10.46	(22)	Form of Amendment to Employment Agreement between Zebra Technologies Corporation and executive officers. +
10.47	(25)	Amended and Restated Employment Agreement between Zebra Technologies Corporation and Anders Gustafsson dated as of May 6, 2010. +
10.48	(25)	Letter Agreement between Zebra Technologies Corporation and Anders Gustafsson dated as of May 6, 2010. +
10.49	(25)	Form of 2010 - 2011 time-vested stock appreciation rights agreement for employees other than CEO. +
10.50	(25)	Form of 2010 - 2011 time-vested restricted stock agreement for employees other than CEO. +
10.51	(25)	Form of 2010 - 2011 performance-based restricted stock agreement for employees other than CEO. +
10.52	(25)	Form of 2010 time-vested stock appreciation rights agreement for CEO. +
10.53	(25)	Form of 2010 time-vested restricted stock agreement for CEO. +
10.54	(25)	Form of 2010 – 2011 performance-based restricted stock agreement for CEO. +
10.55	(25)	Form of 2009 time-vested stock appreciation rights agreement for non-employee directors. +
10.56	(25)	Form of 2010 time-vested stock appreciation rights agreement for non-employee directors. +
10.57	(33)	Form of 2011 time-vested stock appreciation rights agreement for CEO. +
10.58	(33)	Form of 2011 time-vested restricted stock agreement for CEO. +
10.59	(3)	Form of 2011 time-vested stock appreciation rights agreement for non-employee directors. +
10.60	(34)	Form of 2012-13 time-vested stock appreciation rights agreement for employees other than CEO. +
10.61	(34)	Form of 2012-13 time-vested restricted stock agreement for employees other than CEO. +
10.62	(34)	Form of 2012-13 performance-based restricted stock agreement for employees other than CEO. +
10.63	(34)	Form of 2012-13 time-vested stock appreciation rights agreement for CEO. +
10.64	(34)	Form of 2012-13 time-vested restricted stock agreement for CEO. +
10.65	(34)	Form of 2012-13 performance-based restricted stock agreement for CEO. +
10.66	(34)	Form of 2012-13 stock appreciation rights agreement for non-employee directors. +
21.1		Subsidiaries of the Company.
23.1		Consent of Ernst & Young LLP, independent registered public accounting firm.
31.1		Certification pursuant to Rule 13a-14(a)/15d-14(a).
31.2		Certification pursuant to Rule 13a-14(a)/15d-14(a).
32.1		Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101		The following financial information from Zebra Technologies Corporation Annual Report on Form 10-K, for the year ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the consolidated balance sheets; (ii) the consolidated statements of earnings (loss); (iii) the consolidated statements of comprehensive income (loss); (iv) the consolidated statements of stockholders equity; (v) the consolidated statements of cash flows; and (vi) notes to consolidated financial statements.

(1)	Incorporated by reference from Annual Report on Form 10-K for the year ended December 31, 2010.
(2)	Incorporated by reference from Form 10-K for fiscal year ended December 31, 2006.
(3)	Incorporated by reference from Current Report on Form 8-K dated May 19, 2011.
(4)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended October 3, 2009.
(5)	Incorporated by reference from Registration Statement on Form S-1, File No. 33-41576.
(6)	Incorporated by reference from Current Report on Form 8-K dated August 1, 2012.
(7)	Incorporated by reference from Form 10-K for the fiscal year ended December 31, 1997.
(8)	Incorporated by reference from Registration Statement on Form S-8, File No. 333-63009.
(9)	Incorporated by reference from Registration Statement on Form S-8, File No. 333-84512.
(10)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended September 28, 2002.

(11)	Incorporated by reference from Form 10-K for the fiscal year ended December 31, 1996.
(12)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended April 1, 2000.
(13)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended June 29, 2002.
(14)	Incorporated by reference from Current Report on Form 8-K dated January 5, 2009.
(15)	Incorporated by reference from Current Report on Form 8-K dated on September 4, 2007.
(16)	Incorporated by reference from Current Report on Form 8-K filed on November 21, 2007.
(17)	Incorporated by reference from Current Report on Form 8-K filed on December 17, 2007.
(18)	Incorporated by reference from Current Report on Form 8-K filed on February 10, 2006.
(20)	Incorporated by reference from Current Report on Form 8-K filed on October 26, 2006.
(21)	Incorporated by reference from Current Report on Form 8-K filed on May 1, 2007.
(22)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended October 2, 2010.
(23)	Incorporated by reference from Current Report on Form 8-K filed on May 15, 2006.
(24)	Incorporated by reference from Proxy Statement dated April 15, 2011 for the 2011 Annual Meeting of Stockholders.
(25)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended April 3, 2010.
(26)	Incorporated by reference from Registration Statement on Form S-8 filed on January 25, 2007, File No. 333-140207.
(27)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended March 29, 2008.
(28)	Incorporated by reference from Current Report on Form 8-K filed on May 7, 2008.
(29)	Incorporated by reference from Current Report on Form 8-K filed on May 29, 2008.
(30)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended September 29, 2012.
(31)	Incorporated by reference from Current Report on Form 8-K filed on December 8, 2008.
(32)	Incorporated by reference from Form 10-K for fiscal year ended December 31, 2008.
(33)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended April 2, 2011.
(34)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.
(35)	Incorporated by reference from Current Report on Form 8-K dated January 7, 2013.

+	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.