Form 10-Q
period 2014-03-29
ZEBRA TECHNOLOGIES CORP
filed 2014-05-06
CIK 877212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2014

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

As of April 25, 2014, there were 50,488,772 shares of Class A Common Stock, $.01 par value, outstanding.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

QUARTER ENDED MARCH 29, 2014

PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	March 29, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$51,424	$62,827
Investments and marketable securities	414,143	350,380
Accounts receivable, net	181,618	176,917
Inventories, net	119,373	121,023
Deferred income taxes	19,810	19,810
Income tax receivable	768	7,622
Prepaid expenses and other current assets	13,879	15,524

Total current assets	801,015	754,103

Property and equipment at cost, less accumulated depreciation and amortization	107,511	109,588
Goodwill	155,800	155,800
Other intangibles, net	66,296	68,968
Long-term investments and marketable securities	2,588	2,588
Other assets	29,169	28,765

Total assets	$1,162,379	$1,119,812

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$34,637	$34,688
Accrued liabilities	52,306	61,962
Deferred revenue	16,411	15,506
Income taxes payable	8,010	6,898

Total current liabilities	111,364	119,054
Long-term deferred tax liability	25,510	25,492
Deferred rent	1,050	1,131
Other long-term liabilities	15,515	15,477

Total liabilities	153,439	161,154

Stockholders’ equity:
Class A Common Stock	722	722
Additional paid-in capital	146,910	143,295
Treasury stock	(673,989)	(678,456)
Retained earnings	1,544,484	1,502,878
Accumulated other comprehensive loss	(9,187)	(9,781)

Total stockholders’ equity	1,008,940	958,658

Total liabilities and stockholders’ equity	$1,162,379	$1,119,812

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 29, 2014	March 30, 2013
Net sales:
Net sales of tangible products	$261,892	$225,121
Revenue from services and software	26,376	11,816

Total net sales	288,268	236,937

Cost of sales:
Cost of sales of tangible products	130,449	117,111
Cost of services and software	9,881	6,761

Total cost of sales	140,330	123,872

Gross profit	147,938	113,065

Operating expenses:
Selling and marketing	35,416	33,515
Research and development	22,857	21,858
General and administrative	28,391	25,277
Amortization of intangible assets	2,672	1,863
Acquisition costs	4,927	482
Exit and restructuring costs	267	1,895

Total operating expenses	94,530	84,890

Operating income	53,408	28,175

Other income (expense):
Investment income	421	677
Foreign exchange loss	(292)	(98)
Other, net	8	10

Total other income	137	589

Income before income taxes	53,545	28,764
Income taxes	11,939	5,222

Net income	$41,606	$23,542

Basic earnings per share	$0.83	$0.46
Diluted earnings per share	$0.82	$0.46
Basic weighted average shares outstanding	50,402	50,980
Diluted weighted average and equivalent shares outstanding	50,974	51,366

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	Three Months Ended
	March 29, 2014	March 30, 2013
Net income	$41,606	$23,542
Other comprehensive income (loss):
Unrealized gains on hedging transactions, net of income taxes	613	1,743
Unrealized holding gains (losses) on investments, net of income taxes	148	(72)
Foreign currency translation adjustment	(167)	94

Comprehensive income	$42,200	$25,307

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Three Months Ended
	March 29, 2014	March 30, 2013
Cash flows from operating activities:
Net income	$41,606	$23,542
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	9,003	7,372
Share-based compensation	2,966	2,146
Excess tax benefit from share-based compensation	(395)	(358)
Loss on sale of property and equipment	12	136
Deferred income taxes	18	990
Changes in assets and liabilities:
Accounts receivable, net	(4,793)	(516)
Inventories, net	1,663	6,943
Other assets	2,419	(137)
Accounts payable	(2,435)	(7,119)
Accrued liabilities	(9,670)	(12,787)
Deferred revenue	682	1,618
Income taxes	8,146	649
Other operating activities	533	1,685

Net cash provided by operating activities	49,755	24,164

Cash flows from investing activities:
Purchases of property and equipment	(2,374)	(1,952)
Acquisition of intangible assets	0	(500)
Purchases of long-term investments	(405)	(604)
Purchases of investments and marketable securities	(151,817)	(106,947)
Maturities of investments and marketable securities	15,996	3,144
Proceeds from sales of investments and marketable securities	72,206	65,094

Net cash used in investing activities	(66,394)	(41,765)

Cash flows from financing activities:
Purchase of treasury stock	0	(3,888)
Proceeds from exercise of stock options and stock purchase plan purchases	4,936	5,913
Excess tax benefit from share-based compensation	395	358

Net cash provided by financing activities	5,331	2,383

Effect of exchange rate changes on cash	(95)	70

Net decrease in cash and cash equivalents	(11,403)	(15,148)
Cash and cash equivalents at beginning of period	62,827	64,740

Cash and cash equivalents at end of period	$51,424	$49,592

Supplemental disclosures of cash flow information:
Income taxes paid, net	$3,304	$2,271

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Basis of Presentation

Management prepared these unaudited interim consolidated financial statements for Zebra Technologies Corporation and subsidiaries (“Zebra”) according to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. These financial statements do not include all of the information and footnotes required by United States generally accepted accounting principles (“GAAP”) for complete financial statements. Therefore, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in Zebra’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

The consolidated balance sheet as of December 31, 2013 included in this Form 10-Q is taken from the audited consolidated balance sheet in our Form 10-K. These interim financial statements include all adjustments (of a normal, recurring nature) necessary to present fairly Zebra’s consolidated financial position as of March 29, 2014, consolidated statement of earnings, consolidated statement of comprehensive income and consolidated statement of cash flow for the three months ended March 29, 2014 and March 30, 2013. These results, however, are not necessarily indicative of results for the full year.

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

In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as consider counterparty credit risk in the assessment of fair value. Included in our investment portfolio at March 29, 2014, is an auction rate security which is classified as available for sale and is reflected at fair value. Due to events in credit markets, however, the auction event for the instrument held by Zebra is failed. Therefore, the fair value of this security is estimated utilizing broker quotations, discounted cash flow analysis and other types of valuation adjustment methodologies at March 29, 2014. These analyses consider, among other items, the collateral underlying the security instruments, the creditworthiness of the counterparty, the timing of expected future cash flows, estimates of the next time the security is expected to have a successful auction, and Zebra’s intent and ability to hold such securities until credit markets improve. The security was also compared, when possible, to other securities with similar characteristics.

The decline in the market value of our auction rate security discussed above is considered temporary and has been recorded in accumulated other comprehensive income loss on Zebra’s balance sheet. Since Zebra has the intent and ability to hold this auction rate security until it is sold, we have classified it as a long-term investment on the balance sheet.

Financial assets and liabilities carried at fair value as of March 29, 2014, are classified below (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
U.S. government and agency securities	$114,598	$0	$0	$114,598
Obligations of government-sponsored enterprises (1)	0	30,146	0	30,146
State and municipal bonds	0	56,710	0	56,710
Corporate securities	0	189,850	2,588	192,438
Other investments	0	22,839	0	22,839

Investments subtotal	114,598	299,545	2,588	416,731
Money market investments related to the deferred compensation plan	5,094	0	0	5,094

Total assets at fair value	$119,692	$299,545	$2,588	$421,825

Liabilities:
Forward contracts (2)	$4	$1,070	$0	$1,074
Liabilities related to the deferred compensation plan	5,094	0	0	5,094

Total liabilities at fair value	$5,098	$1,070	$0	$6,168

Financial assets and liabilities carried at fair value as of December 31, 2013, are classified below (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
U.S. government and agency securities	$89,626	$0	$0	$89,626
Obligations of government-sponsored enterprises (1)	0	33,510	0	33,510
State and municipal bonds	0	51,627	0	51,627
Corporate securities	0	163,832	2,588	166,420
Other investments	0	11,785	0	11,785

Investments subtotal	89,626	260,754	2,588	352,968
Money market investments related to the deferred compensation plan	4,827	0	0	4,827

Total assets at fair value	$94,453	$260,754	$2,588	$357,795

Liabilities:
Forward contracts (2)	$1,165	$1,578	$0	$2,743
Liabilities related to the deferred compensation plan	4,827	0	0	4,827

Total liabilities at fair value	$5,992	$1,578	$0	$7,570

1)	Includes investments in notes issued by the Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association, the Federal Farm Credit Banks and the Federal Home Loan Bank.

2)	The fair value of forward contracts are calculated as follows:

a.	Fair value of a collar or put option contract associated with forecasted sales hedges are calculated using bid and ask rates for similar contracts.

b.	Fair value of regular forward contracts associated with forecasted sales hedges are calculated using the period-end exchange rate adjusted for current forward points.

c.	Fair value of balance sheet hedges are calculated at the period end exchange rate adjusted for current forward points unless the hedge has been traded but not settled at period end. If this is the case, the fair value is calculated at the rate at which the hedge is being settled.

The following table presents Zebra’s activity for assets measured at fair value on a recurring basis using significant unobservable inputs, Level 3, for the following periods (in thousands):

	Three Months Ended
	March 29, 2014	March 30, 2013
Balance at beginning of the year	$2,588	$2,588
Transfers to Level 3	0	0
Total losses (realized or unrealized):
Included in earnings	0	0
Included in other comprehensive income (loss)	0	0
Purchases and settlements (net)	0	0

Balance at end of period	$2,588	$2,588

Total gains and (losses) for the period included in earnings attributable to the change in unrealized losses relating to assets still held at end of period	$0	$0

The following is a summary of short-term and long-term investments (in thousands):

	As of March 29, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government and agency securities	$114,611	$38	$(51)	$114,598
Obligations of government-sponsored enterprises	30,141	5	0	30,146
State and municipal bonds	56,671	74	(35)	56,710
Corporate securities	192,404	622	(588)	192,438
Other investments	22,849	16	(26)	22,839

Total investments	$416,676	$755	$(700)	$416,731

	As of December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government and agency securities	$89,617	$27	$(18)	$89,626
Obligations of government-sponsored enterprises	33,506	5	(1)	33,510
State and municipal bonds	51,573	82	(28)	51,627
Corporate securities	166,642	453	(675)	166,420
Other investments	11,771	15	(1)	11,785

Total investments	$353,109	$582	$(723)	$352,968

The maturity dates of investments are as follows (in thousands):

	As of March 29, 2014
	Amortized Cost	Estimated Fair Value
Less than 1 year	$113,737	$113,835
1 to 5 years	294,039	294,435
6 to 10 years	8,900	8,461
Thereafter	0	0

Total	$416,676	$416,731

The carrying value for Zebra’s financial instruments classified as current assets (other than short-term investments) and current liabilities approximate fair value due to their short maturities.

Note 3 – Investments and Marketable Securities

Investments in marketable debt securities are classified based on intent and ability to sell the investment securities. We intend to use Zebra’s available-for-sale securities to fund future acquisitions and other operating needs and therefore may be sold prior to maturity. Investments in marketable debt securities for which Zebra intends to sell within the next year are classified as current and those that we intend to hold in excess of one-year are classified as non-current.

Changes in the market value of available-for-sale securities are reflected in the “Accumulated other comprehensive income” caption of stockholders’ equity in the balance sheet, until we dispose of the securities. Once these securities are disposed of, either by sale or maturity, the accumulated changes in market value are transferred to investment income. On the statement of cash flows, changes in the balances of available-for-sale securities are shown as purchases, sales and maturities of investments and marketable securities under investing activities.

Changes in market value of trading securities would be recorded in investment income as they occur, and the related statement of cash flows would include changes in the balances of trading securities as operating cash flows.

Included in Zebra’s cash and investments and marketable securities are amounts held by foreign subsidiaries which are generally invested in U.S. dollar-denominated holdings. Zebra had foreign cash and investments of $273,704,000 as of March 29, 2014, and $251,658,000 as of December 31, 2013. Amounts held by foreign subsidiaries are generally subject to U.S. income taxation upon repatriation, however, Zebra does not see a need to repatriate these funds.

Note 4 – Accounts Receivable

The components of accounts receivable are as follows (in thousands):

	As of
	March 29, 2014	December 31, 2013
Accounts receivable, gross	$182,200	$177,370
Accounts receivable reserves	(582)	(453)

Accounts receivable, net	$181,618	$176,917

Note 5 – Inventories

The components of inventories are as follows (in thousands):

	As of
	March 29, 2014	December 31, 2013
Raw material	$28,185	$31,335
Work in process	603	415
Deferred costs of long-term contracts	281	294
Finished goods	103,238	101,540

Inventories, gross	132,307	133,584
Inventory reserves	(12,934)	(12,561)

Inventories, net	$119,373	$121,023

Note 6 – Goodwill and Other Intangible Assets

Intangible assets are as follows (in thousands):

	As of March 29, 2014
	Gross Amount	Accumulated Amortization	Net Amount
Current technology	$23,778	$(14,716)	$9,062
Patent and patent rights	29,569	(18,721)	10,848
Customer relationships	52,893	(6,507)	46,386

Other intangibles, net	$106,240	$(39,944)	$66,296

Amortization expense for the three months ended March 29, 2014		$2,672

	As of December 31, 2013
	Gross Amount	Accumulated Amortization	Net Amount
Current technology	$23,778	$(14,060)	$9,718
Patent and patent rights	29,569	(17,919)	11,650
Customer relationships	52,893	(5,293)	47,600

Other intangibles, net	$106,240	$(37,272)	$68,968

Amortization expense for the three months ended March 30, 2013		$1,863

Zebra has $155,800,000 of goodwill recorded as of March 29, 2014 and December 31, 2013.

In the fourth quarter 2013, Zebra acquired all of the outstanding membership interests in Hart Systems, LLC (a New York limited liability company) with $60,858,000 of the purchase price allocated to goodwill. This acquisition is considered a separate reporting unit for purposes of Zebra’s goodwill impairment test.

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

As of March 29, 2014, we have incurred the following exit and restructuring costs related to the Location Solutions business management structure and manufacturing operations relocation and restructuring (in thousands):

Type of Cost	Cost incurred through December 31, 2013	Costs incurred for the three months ended March 29, 2014	Total costs incurred as of March 29, 2014	Additional costs expected to be incurred	Total costs expected to be incurred
Severance, stay bonuses, and other employee-related expenses	$6,650	$267	$6,917	$15	$6,932
Professional services	180	0	180	0	180
Relocation and transition costs	20	0	20	0	20

Total	$6,850	$267	$7,117	$15	$7,132

Liabilities and expenses below relate to the 2011 and 2012 exit and restructuring plans (in thousands):

	Three Months Ended
	March 29, 2014	March 30, 2013
Balance at beginning of period	$1,252	$967
Charged to earnings	267	1,895
Cash paid	(1,190)	(2,161)

Balance at the end of period	$329	$701

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

Summary financial information related to these activities included in our consolidated statement of earnings as other income (expense) is as follows (in thousands):

	Three Months Ended
	March 29, 2014	March 30, 2013
Change in gains (losses) from foreign exchange derivatives	$25	$1,581
Loss on net foreign currency assets	(317)	(1,679)

Foreign exchange loss	$(292)	$(98)

	As of
	March 29, 2014	December 31, 2013
Notional balance of outstanding contracts:
Pound/US dollar	£1,556	£0
Euro/US dollar	€36,620	€41,021
Net fair value of outstanding contracts	$61	$33

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

Summary financial information related to the cash flow hedges is as follows (in thousands):

	As of
	March 29, 2014	March 30, 2013
Unrealized gains on hedging transactions:
Gross	$780	$2,270
Income tax expense	167	527

Net	$613	$1,743

Summary financial information related to the cash flow hedges of future revenues follows (in thousands, except percentages):

	As of
	March 29, 2014	December 31, 2013
Notional balance of outstanding contracts versus the dollar	€88,513	€85,627
Hedge effectiveness	100%	100%

	Three Months Ended
	March 29, 2014	March 30, 2013
Net losses included in revenue	$(971)	$(1,046)

Forward Contracts

We record our forward contracts at fair value on our consolidated balance sheet as either long-term other assets or long-term other liabilities, depending upon the fair value calculation as detailed in Note 2 of Zebra’s financial statements. The amounts recorded on our consolidated balance sheet are as follows (in thousands):

	As of
	March 29, 2014	December 31, 2013
Liabilities:
Accrued liabilities	$1,074	$2,743

Total	$1,074	$2,743

Note 9 – Warranty

In general, Zebra provides warranty coverage of one year on printers against defects in material and workmanship. Thermal printheads are warranted for six months and batteries are warranted for one year. Battery based products, such as location tags, are covered by a 90-day warranty. A provision for warranty expense is recorded at the time of sale and is adjusted quarterly based on historical warranty experience.

The following table is a summary of Zebra’s accrued warranty obligation (in thousands), which is included in accrued liabilities:

	Three Months Ended
	March 29, 2014	March 30, 2013
Balance at the beginning of the year	$4,125	$4,252
Warranty expense	1,510	1,837
Warranty payments	(1,673)	(1,707)

Balance at the end of the period	$3,962	$4,382

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

Note 11 – Stockholders’ Equity

Share count and par value data related to stockholders’ equity are as follows:

	As of
	March 29, 2014	December 31, 2013
Preferred Stock
Par value per share	$0.01	$0.01
Shares authorized	10,000,000	10,000,000
Shares outstanding	0	0
Common Stock—Class A
Par value per share	$0.01	$0.01
Shares authorized	150,000,000	150,000,000
Shares issued	72,151,857	72,151,857
Shares outstanding	50,472,565	50,349,546
Treasury stock
Shares held	21,679,292	21,802,311

During the three-month period ended March 30, 2013, Zebra purchased 87,254 shares of common stock for $3,888,000 under a board authorized share repurchase plan. Zebra did not purchase shares of its common stock for the three-months ended March 29, 2014.

A roll forward of Class A common shares outstanding is as follows:

	Three Months Ended
	March 29, 2014	March 30, 2013
Balance at the beginning of the year	50,349,546	50,908,267
Repurchases	0	(87,254)
Stock option and ESPP issuances	125,592	199,715
Restricted share issuances	1,295	3,698
Restricted share forfeitures	(1,632)	(708)
Shares withheld for tax obligations	(2,236)	(5,851)

Balance at the end of the period	50,472,565	51,017,867

Note 12 – Earnings Per Share

Earnings per share were computed as follows (in thousands, except per share amounts):

	Three Months Ended
	March 29, 2014	March 30, 2013
Weighted average shares:
Weighted average common shares outstanding	50,402	50,980
Effect of dilutive securities outstanding	572	386

Diluted weighted average shares outstanding	50,974	51,366

Basic per share amounts:
Net income	$41,606	$23,542
Weighted average common shares outstanding	50,402	50,980
Per share amount	$0.83	$0.46

Diluted per share amounts:
Net income	$41,606	$23,542
Diluted weighted average shares outstanding	50,974	51,366
Per share amount	$0.82	$0.46

Potentially dilutive securities that were excluded from the earnings per share calculation consist of stock options and stock appreciation rights (SARs) with an exercise price greater than the average market closing price of the Class A common stock. These excluded options and SARs were as follows:

	Three Months Ended
	March 29, 2014	March 30, 2013
Potentially dilutive shares	0	601,000

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

The compensation expense and the related tax benefit for share-based payments were included in the Consolidated Statement of Earnings as follows (in thousands):

	Three Months Ended
	March 29, 2014	March 30, 2013
Cost of sales	$242	$184
Selling and marketing	553	465
Research and development	366	325
General and administrative	1,805	1,172

Total compensation	$2,966	$2,146

Income tax benefit	$993	$730

Cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized (excess tax benefits) are classified as financing cash flows in the statement of cash flows. The tax benefits classified as financing cash flows for the three months ended March 29, 2014 was $395,000 and for the three months ended March 30, 2013 was $358,000.

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

	Three Months Ended
	March 29, 2014	March 30, 2013
Expected dividend yield	0%	0%
Forfeiture rate	10.31%	10.21%
Volatility	32.00%	35.90%
Risk free interest rate	0.82%	0.94%
Range of interest rates	0.02% - 1.78%	0.07% - 1.95%
Expected weighted-average life	5.42 years	5.48 years
Fair value of stock appreciation rights (SARs) granted	$85,149	$82,910
Weighted-average grant date fair value of SARs granted	$65.75	$15.08

Stock option activity was as follows:

	Three Months Ended March 29, 2014
Options	Shares	Weighted-Average Exercise Price
Outstanding at beginning of year	955,777	$42.78
Granted	0	0.00
Exercised	(116,000)	44.77
Forfeited	0	0.00
Expired	0	0.00

Outstanding at end of period	839,777	$42.50

Exercisable at end of period	839,777	$42.50

Intrinsic value of exercised options	$2,048,000

The following table summarizes information about stock options outstanding at March 29, 2014:

	Outstanding	Exercisable
Aggregate intrinsic value	$15,700,000	$15,700,000
Weighted-average remaining contractual term	2.3 years	2.3 years

SAR activity was as follows:

	Three Months Ended March 29, 2014
SARs	Shares	Weighted-Average Exercise Price
Outstanding at beginning of year	1,402,784	$36.36
Granted	0	0.00
Exercised	(17,584)	30.30
Forfeited	(5,485)	41.47

Outstanding at end of period	1,379,715	$36.41

Exercisable at end of period	507,992	$30.56

Intrinsic value of exercised SARs	$648,000

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

The following table summarizes information about SARs outstanding at March 29, 2014:

	Outstanding	Exercisable
Aggregate intrinsic value	$34,193,000	$15,564,000
Weighted-average remaining contractual term	7.4 years	6.4 years

Restricted stock award activity granted under the Plans, are as follows:

	Three Months Ended March 29, 2014
Restricted Stock Awards	Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of year	435,377	$40.92
Granted	1,295	65.75
Released	(6,940)	38.88
Forfeited	(1,632)	42.62

Outstanding at end of period	428,100	$41.03

The terms of Zebra’s restricted stock grants are defined in the Plans and the applicable award agreements. Restricted stock grants consist of time vested restricted stock awards (RSA’s) and performance share awards (PSA’s). Zebra’s restricted stock awards are expensed over the vesting period of the related award, typically three to five years. Compensation cost is calculated as the market date fair value on the grant date multiplied by the number of shares granted.

Performance share award activity granted under the Plans, are as follows:

	Three Months Ended March 29, 2014
Performance Share Awards	Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of year	195,159	$42.25
Granted	0	0.00
Released	0	0.00
Forfeited	0	0.00

Outstanding at end of period	195,159	$42.25

As of
March 29, 2014
Awards granted under Zebra’s equity based compensation plans:
Unearned compensation costs related to awards granted	$14,947,000
Period expected to be recognized over	2.0 years

The fair value of the purchase rights issued under the stock purchase plan is estimated using the following weighted-average assumptions for purchase rights granted. Expected lives of three months to one year have been used along with these assumptions.

	Three Months Ended
	March 29, 2014	March 30, 2013
Fair market value	$54.08	$39.31
Option price	$51.38	$37.34
Expected dividend yield	0%	0%
Expected volatility	33%	17%
Risk free interest rate	0.07%	0.05%

Note 14 – Income Taxes

Zebra has identified, evaluated, and measured the amount of income tax benefits to be recognized for all of our income tax positions. Included in deferred tax assets are amounts related to federal and state net operating losses that resulted from our acquisition of WhereNet Corp in 2007. We intend to utilize these net operating loss carryforwards to offset future income taxes prior to expiration. Under the United States Tax Reform Act of 1986, the amount of benefits from net operating loss carryforwards may be impaired or limited in certain circumstances, including significant changes in ownership interests. The company has reviewed the impact of ownership changes and believes that this will not have an impact on the realizability on the related Deferred Tax Asset recorded as of March 31, 2014.

Zebra earns a significant amount of our operating income outside of the U.S., which is deemed to be permanently reinvested in foreign jurisdictions. We do not intend to repatriate funds. Repatriation would result in higher effective tax rates. Borrowing in the U.S. would result in increased interest expense.

In 2014, we completed an audit of the 2011 and 2012 US federal income tax returns with no material impact on the financial statements. Various tax years remain open to examination by multiple state taxing jurisdictions. Tax authorities in the United Kingdom have completed income tax audits for tax years through 2011 with no material impact on the financial statements.

.

At March 31, 2014 Zebra’s unrealized tax benefit was $4,000. Zebra’s continuing practice is to recognize interest and/or penalties related to income tax matters as part of income tax expense. For the three months ended March 29, 2014 and March 30, 2013, we did not accrue any interest or penalties into income tax expense.

	Three Months Ended
	March 29, 2014	March 30, 2013
Effective tax rate	22.3%	18.2%

The effective income tax rate for the first quarter of 2014 was 22.3% compared with 18.2% for the first quarter of 2013. In order to streamline the management, financing and capital structure of its foreign affiliates, in 2012, Zebra established a foreign holding company and restructured the ownership of its foreign affiliates. This new holding company structure allows Zebra to consolidate the ownership of its significant foreign affiliates under a single holding company. In addition, the structure introduced leverage which gives Zebra the ability to facilitate cash pooling and improve the capital structure of its non-US operations. The new capital structure and global financing favorably impacts the Zebra’s effective tax rate, and facilitates the tax efficient movement of Zebra’s foreign cash to finance the ongoing operating and investment needs of the foreign subsidiaries. The restructuring was completed in the second quarter of 2012 and was in place for the full year in 2013. The 2014 effective rate reflects $3,700,000 of acquisition expenses incurred for which no tax benefit was recorded. The acquisition expenses were incurred in the first quarter of 2014 and relate to the recent announcement that Zebra has entered into a definitive agreement to acquire the Enterprise business of Motorola Solutions. See Note 16 for more details.

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

The components of other comprehensive income are as follows (in thousands):

	As of December 31, 2013	Gain (Loss) recognized in OCI	Gain (Loss) reclassified from AOCI to income		Subtotal	As of March 29, 2014
Unrealized gains (losses) on hedging transactions:
Gross	$(2,373)	$1,771	$(991	) (1)	$780	$(1,593)
Income tax (benefit)	(509)	380	(213)		167	(342)

Net	(1,864)	1,391	(778)		613	(1,251)

Unrealized gains (losses) on investments:
Gross	(151)	121	81	(2)	202	51
Income tax (benefit)	(73)	29	25		54	(19)

Net	(78)	92	56		148	70

Foreign currency translation adjustments	(7,839)	(160)	(7	) (3)	(167)	(8,006)

Total accumulated other comprehensive loss	$(9,781)	$1,323	$(729)		$594	$(9,187)

	As of December 31, 2012	Gain (Loss) recognized in OCI	Gain (Loss) reclassified from AOCI to income		Subtotal	As of March 30, 2013
Unrealized gains (losses) on hedging transactions:
Gross	$(2,581)	$3,292	$(1,022	) (1)	$2,270	$(311)
Income tax (benefit)	(599)	782	(255)		527	(72)

Net	(1,982)	2,510	(767)		1,743	(239)

Unrealized gains (losses) on investments:
Gross	540	(287)	179	(2)	(108)	432
Income tax (benefit)	162	(94)	58		(36)	126

Net	378	(193)	121		(72)	306

Foreign currency translation adjustments	(8,721)	94	0	(3)	94	(8,627)

Total accumulated other comprehensive loss	$(10,325)	$2,411	$(646)		$1,765	$(8,560)

(1)	Transfer of unrealized gains and (losses) from AOCI to income on hedging transactions are included in net sales of tangible products.
(2)	Transfer of unrealized gains and (losses) from AOCI to income on investments are included in investment income.
(3)	Transfer of foreign currency translation gains and (losses) from AOCI to income, are included in foreign exchange.

Note 16 – Subsequent Event

On April 14, 2014, Zebra entered into a definitive agreement under which Zebra will acquire the Enterprise business of Motorola Solutions, Inc. for $3.45 billion in an all-cash transaction. Zebra intends to fund the acquisition with a combination of approximately $200 million of available cash on hand and the issuance of $3.25 billion in new debt. The transaction is subject to customary closing conditions including regulatory approvals. The transaction is expected to be completed by the end of 2014.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations: First Quarter of 2014 versus First Quarter of 2013

Consolidated Results of Operations

(Amounts in thousands, except percentages):

	Three Months Ended
	March 29,	March 30,	Percent	Percent of	Percent of
	2014	2013	Change	Net Sales - 2014	Net Sales - 2013
Net Sales
Net sales of tangible products	$261,892	$225,121	16.3	90.9	95.0
Revenue from services & software	26,376	11,816	123.2	9.1	5.0

Total net sales	288,268	236,937	21.7	100.0	100.0
Cost of Sales
Cost of sales of tangible products	130,449	117,111	11.4	45.3	49.4
Cost of services & software	9,881	6,761	46.1	3.4	2.9

Total cost of sales	140,330	123,872	13.3	48.7	52.3

Gross profit	147,938	113,065	30.8	51.3	47.7
Operating expenses	94,530	84,890	11.4	32.8	35.8

Operating income	53,408	28,175	89.6	18.5	11.9
Other income (expense)	137	589	N/M	0.0	0.2

Income before income taxes	53,545	28,764	86.2	18.5	12.1
Income taxes	11,939	5,222	N/M	4.1	2.2

Net income	$41,606	$23,542	76.7	14.4	9.9

Diluted earnings per share	$0.82	$0.46	78.3

Consolidated Results of Operations – First quarter

Sales

Net sales for the first quarter of 2014 compared with the corresponding 2013 quarter, increased 21.7% as a result of growth across all product categories with notable increases in supplies, service contracts, tabletop, desktop and mobile printers. Increased services and software revenue is primarily due to growth in services revenue attributable to both organic growth and the December 2013 acquisition of Hart Systems.

Sales by product category were as follows (amounts in thousands, except percentages):

	Three Months Ended
Product Category	March 29, 2014	March 30, 2013	Percent Change	Percent of Net Sales - 2014	Percent of Net Sales - 2013
Hardware	$196,217	$166,692	17.7	68.1	70.3
Supplies	63,504	57,123	11.2	22.0	24.1
Service and software	26,376	11,816	123.2	9.1	5.0

Subtotal products	286,097	235,631	21.4	99.2	99.4
Shipping and handling	2,171	1,306	66.2	0.8	0.6

Total net sales	$288,268	$236,937	21.7	100.0	100.0

Sales increased across all geographic regions as a result of higher sales in printers, supplies and service contracts. Movement in foreign currency and hedge activity increased sales growth by $3,168,000.

Sales to customers by geographic region were as follows (in thousands, except percentages):

	Three Months Ended
Geographic Region	March 29, 2014	March 30, 2013	Percent Change	Percent of Net Sales – 2014	Percent of Net Sales – 2013
Europe, Middle East and Africa	$91,439	$77,673	17.7	31.7	32.8
Latin America	25,640	23,131	10.8	8.9	9.8
Asia-Pacific	37,967	32,909	15.4	13.2	13.9

Total International	155,046	133,713	16.0	53.8	56.5
North America	133,222	103,224	29.1	46.2	43.5

Total net sales	$288,268	$236,937	21.7	100.0	100.0

Gross Profit

Gross profit of 51.3%, versus 47.7% in 2013, reflects higher sales across all regions and across all product categories, sales related to the December 2013 acquisition of Hart Systems LLC and a reduction in freight. Favorable movements in foreign currency and hedging activity increased first quarter gross profit by $2,254,000.

Operating Expenses

Operating expenses for the first quarter increased 11.4% as a result of increased compensation, outside professional services, acquisition and amortization costs as a result of the December 2013 acquisition of Hart Systems LLC. Acquisition expenses increased primarily due to the recent announcement that Zebra has entered into a definitive agreement to acquire the Enterprise business of Motorola Solutions.

Operating expenses are summarized below (in thousands, except percentages):

	Three Months Ended
Operating Expenses	March 29, 2014	March 30, 2013	Percent Change	Percent of Net Sales 2014	Percent of Net Sales 2013
Selling and marketing	$35,416	$33,515	5.7	12.3	14.1
Research and development	22,857	21,858	4.6	7.9	9.2
General and administrative	28,391	25,277	12.3	9.9	10.7
Amortization of intangible assets	2,672	1,863	43.4	0.9	0.8
Acquisition costs	4,927	482	N/M	1.7	0.2
Exit and restructuring	267	1,895	N/M	0.1	0.8

Total operating expenses	$94,530	$84,890	11.4	32.8	35.8

Income Taxes

The effective income tax rate for the first quarter of 2014 was 22.3% compared with 18.2% for the first quarter of 2013. The 2014 effective rate reflects $3,700,000 of acquisition expenses incurred for which no tax benefit was recorded. The acquisition expenses that were incurred in the first quarter of 2014 relate to the recent the announcement that Zebra has entered into a definitive agreement to acquire the Enterprise business of Motorola Solutions. See Note 16 for more details.

Liquidity and Capital Resources

(Amounts in thousands, except percentages):

	Three Months Ended
Rate of Return Analysis:	March 29, 2014	March 30, 2013
Average cash and marketable securities balances	$441,975	$405,820
Annualized rate of return	0.4%	0.7%

As of March 29, 2014, Zebra had $468,155,000 in cash and investments and marketable securities, compared with $415,795,000 at December 31, 2013. Factors affecting cash and investment balances during the first three months of 2014 include the following (changes below include the impact of foreign currency):

•	Accounts receivable increased $4,793,000 due to increased sales and timing of receipts.

•	Accrued liabilities decreased $9,670,000 due to the timing of annual bonus payments and regular payroll.

•	Income taxes payable increased $8,146,000 due to the timing of tax payments.

•	Stock option exercises and purchases under the stock purchase plan contributed $4,936,000.

Zebra earns a significant amount of our operating income outside of the U.S., which is deemed to be permanently reinvested in foreign jurisdictions.

On April 14, 2014, Zebra entered into a definitive agreement under which Zebra will acquire the Enterprise business of Motorola Solutions, Inc. for $3.45 billion in an all-cash transaction. Zebra intends to fund the acquisition with a combination of approximately $200 million of available cash on hand and the issuance of $3.25 billion in new debt. The transaction is subject to customary closing conditions including regulatory approvals. The transaction is expected to be completed by the end of 2014.

Significant Customer

Our net sales to significant customers as a percentage of total net sales were as follows:

	Three Months Ended
	March 29, 2014	March 30, 2013
Customer A	15.2%	16.6%
Customer B	12.5%	12.0%
Customer C	12.4%	11.9%

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

When used in this document and documents referenced, the words “anticipate,” “believe,” “estimate,” “will” and “expect” and similar expressions as they relate to Zebra or its management are intended to identify such forward-looking statements. We encourage readers of this report to review Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, for a further discussion of issues that could affect Zebra’s future results. Zebra undertakes no obligation, other than as may be required by law, to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this report.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There were no material changes in Zebra’s market risk during the quarter ended March 29, 2014. For additional information on market risk, refer to the “Quantitative and Qualitative Disclosures About Market Risk” section of our Form 10-K for the year ended December 31, 2013.

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

Recent Developments

On April 14, 2014, Zebra Technologies Corporation, a Delaware corporation, and Motorola Solutions, Inc., a Delaware corporation (“Motorola Solutions”), entered into a Master Acquisition Agreement (the “Master Acquisition Agreement”), an Intellectual Property Agreement and an Employee Matters Agreement (the “Employee Matters Agreement” and collectively, the “Principal Agreements”). Upon the terms and subject to the conditions set forth in the Principal Agreements, which have been approved by our board of directors, we have agreed to acquire (the “Acquisition”) Motorola Solution’s Enterprise business (the “Enterprise business”). Certain assets of Motorola Solutions relating to the Enterprise business will be excluded from the transaction and retained by it, including Motorola Solution’s iDEN infrastructure business, and other assets and certain liabilities as specified in the definitive agreement. The Acquisition is structured as a combination of stock and asset sales and a merger of certain U.S. entities. Upon the closing of the Acquisition, we will pay to Motorola Solutions $3.45 billion in cash, subject to a working capital adjustment. In addition, we will assume certain liabilities related to the Enterprise business under the terms of the Principal Agreements.

Completion of the Acquisition is subject to various conditions, including, among others, (i) no order or other legal restraint or prohibition being in effect that would prohibit or prevent the transactions from being consummated; (ii) no legal proceeding having been commenced by any governmental entity that seeks to prevent, prohibit or make illegal the transactions to be consummated; (iii) certain specified filings with governmental entities having been made; (iv) all consents and approvals of certain specified governmental entities having been obtained; and (v) the applicable waiting period (and any extensions thereof) under the Hart-Scott-Rodino Antitrust Improvements Act having expired or otherwise having been terminated. Each party’s obligation to consummate the Acquisition is also subject to certain additional conditions, including performance in all material respects by the other party of its obligations under the Principal Agreements. The Master Acquisition Agreement contains certain termination rights for both us and Motorola Solutions, including if the initial closing of the Acquisition has not occurred by April 13, 2015.

We intend to fund the Acquisition and the related fees, commissions and expenses with a combination of cash on hand and new financing. Concurrently with the signing of the Master Acquisition Agreement, we entered into a financing commitment letter (the “Commitment Letter”) with Morgan Stanley Senior Funding, Inc. (the “Lender”) whereby the Lender committed to fund $2.0 billion under a new senior secured term loan facility, provide a $250 million new senior secured revolving credit facility, and up to $1.25 billion under a bridge facility (less the aggregate proceeds of new unsecured senior notes that would be issued in a Rule 144A offering) (together, the “Financing”). We expect the Financing, together with cash balances, to be sufficient to provide the financing necessary to consummate the Acquisition. The financing commitment of the Lender is subject to certain conditions set forth in the Commitment Letter. We have agreed to use reasonable best efforts to obtain the Financing, and Motorola Solutions has agreed to reasonably cooperate in our efforts to obtain the Financing. There is no financing condition to the Acquisition. However, in the event of a Financing Failure (as defined in the Master Acquisition Agreement) and subsequent termination of the Master Acquisition Agreement, Motorola Solutions may be entitled to a termination fee in the amount of $250 million as Motorola Solution’s sole and exclusive remedy. In circumstances where the fee is not the sole and exclusive remedy, Motorola Solutions will have available to it all other remedies as permitted by the Master Acquisition Agreement.

The foregoing description of the Principal Agreements and Commitment Letter does not purport to be a complete description and is qualified in its entirety by reference to the full text of the Master Acquisition Agreement, the IP Agreement, the Employee Matters Agreement and the Commitment Letter, which were filed as Exhibits 2.1, 10.1, 10.2 and 10.3 to our Form 8-K filed April 16, 2014 and incorporated herein by reference. The Principal Agreements and the Commitment Letter are filed to provide security holders with information regarding their terms. They are not intended to provide any other factual information about us, Motorola Solutions or their respective subsidiaries and affiliates, or the Enterprise business. These agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties were made solely for the benefit of the other parties to each such agreement and (a) are not intended to be treated as categorical statements of fact, but rather as a way of allocating risk to one of the parties if those statements prove to be inaccurate, (b) may have been qualified in the applicable agreement by confidential disclosure schedules that were delivered to the other party in connection with the signing of the agreements, which disclosure schedules contain information that modifies, qualifies and creates exceptions to the representations, warranties and covenants set forth in such agreements, (c) may be subject to standards of materiality applicable to the parties that differ from what might be viewed as material to stockholders and (d) were made only as of the date of the agreement or such other date or dates as may be specified in the agreement. Accordingly, investors should not rely on the representations, warranties and covenants or any descriptions thereof as characterizations of the actual state of facts or condition of us, our subsidiaries and affiliates, Motorola Solutions, their subsidiaries and affiliates or the Enterprise business.

Risks Related to the Acquisition

There can be no assurance that the Acquisition will be consummated on the terms or timetable currently anticipated or at all.

Although we expect to close the Acquisition prior to December 31, 2014, there can be no assurance that the acquisition will be consummated on the terms or timetable currently anticipated or at all. In order to consummate the acquisition, we must obtain certain regulatory and other approvals and consents in a timely manner. If these approvals or consents are not received, or they are not received on terms that satisfy the conditions set forth in the Master Acquisition Agreement, then we and/or Motorola Solutions will not be obligated to complete the acquisition. The Master Acquisition Agreement also contains other closing conditions, which may not be satisfied or waived. In addition, under circumstances specified in the Master Acquisition Agreement, we or Motorola Solutions may terminate the Master Acquisition Agreement. There is no financing condition to the Acquisition. However, in the event of a Financing Failure (as defined in the Master Acquisition Agreement) and subsequent termination of the Master Acquisition Agreement, Motorola Solutions may be entitled to a termination fee in the amount of $250 million as its sole and exclusive remedy. In circumstances where the fee is not the sole and exclusive remedy, Motorola Solutions will have available to it all other remedies as permitted by the Master Acquisition Agreement. Additionally, we will be required to pay significant costs incurred in connection with the Acquisition, including legal, accounting, financial advisory and other costs, whether or not the Acquisition is completed. The occurrence of any of these events individually or in combination could have a material adverse effect on our business, financial condition, operating results, cash flows and growth prospects.

If we do not obtain financing, we will be unable to consummate the Acquisition.

We intend to fund the Acquisition and the related fees, commissions and expenses with a combination of cash on hand and new financing. Concurrently with the signing of the Master Acquisition Agreement, we entered into the Commitment Letter with the Lender to provide Financing for the Acquisition. We currently expect the financing under the Commitment Letter, together with cash balances, to be sufficient to provide the financing necessary to consummate the Acquisition. However, the financing commitment of the Lender is subject to certain conditions set forth in the Commitment Letter and we can provide no assurance that the Lender will ultimately provide the financing contemplated by the Commitment Letter. If the necessary financing is not available pursuant to the Commitment Letter, we will seek alternative sources of financing for the Acquisition. We cannot assure you that any additional financing will be available to us on acceptable terms, if at all. To the extent that financing proves to be unavailable when needed to consummate the Acquisition, we may be unable to complete the Acquisition. See “There can be no assurance that the Acquisition will be consummated on the terms or timetable currently anticipated or at all.”

We may be unable to effectively integrate the Enterprise business into our existing business after the acquisition.

We cannot assure you that we will be able to integrate the Enterprise business effectively into the Company. The integration of the Enterprise business, which is significantly larger than our existing business, into our operations will be a significant undertaking and will require significant attention from our management. The Acquisition, with an approximate enterprise value of $3.45 billion, is significantly larger than prior acquisitions we have completed and will significantly increase the size of our operations, increase our number of employees and operating facilities and expand our geographic scope. There can be no assurance that we will be able to successfully integrate the Enterprise business, or if such integration is successfully accomplished, that such integration will not be more costly than presently contemplated. There can also be no assurance that we can successfully manage the combined business due to our greatly increased size and scope. If we cannot successfully integrate and manage the Enterprise business within a reasonable time following the acquisition, we may not be able to realize the potential and anticipated benefits of the acquisition, which could have a material adverse effect on our business, financial condition, operating results, cash flows and growth prospects.

We may be unable to realize the expected growth opportunities and cost savings from the Acquisition.

In connection with the integration of the Enterprise business into our existing operating structure, we will seek to realize growth opportunities, along with cost savings. We currently expect to realize cost savings of approximately $100 million per year to be fully achieved by 2017. The anticipated cost savings are based upon assumptions about our ability to implement integration measures in a timely fashion and within certain cost parameters. Our ability to achieve the planned cost synergies is dependent upon a significant number of factors, some of which may be beyond our control. For example, we may be unable to eliminate duplicative costs in a timely fashion or at all. Our inability to realize anticipated cost savings, and revenue enhancements from the acquisition could have a material adverse effect on our business, financial condition, operating results, cash flows and growth prospects.

The Acquisition could divert the attention of management.

If we complete the Acquisition, we will be entering new lines of business that we lack experience managing. Similarly, because the Enterprise business is significantly larger than our existing business, we will be required to manage new and larger lines of business, and consequently the integration process will require significant attention from management, which may divert management’s attention from our existing businesses. Management may also have difficulty assimilating the corporate cultures, maintaining employee morale and retaining key employees. These diversions, together with other difficulties we may have integrating the Enterprise business, could have a material adverse effect on our business, financial condition, operating results, cash flows and growth prospects.

We may be unable to retain key employees who are currently employed by the Enterprise business.

Generally, employees of the Enterprise business are not contractually obligated to continue their employment with the Enterprise business. Our ability to successfully integrate and operate the Enterprise business depends in part on the continued service of senior management and other key personnel of the Enterprise business. We can provide no assurance that we will be successful in retaining the service of the Enterprise business’s senior managers and key employees, and the failure to do so could have a material adverse effect on our ability to integrate the Enterprise business.

The Enterprise business may have liabilities that are not known to us.

As part of the acquisition, we will assume certain liabilities of the Enterprise business. There may be liabilities that we failed or were unable to discover in the course of performing due diligence investigations into the Enterprise business. Any such liabilities, individually or in the aggregate, could have a material adverse effect on our business, financial condition, operating results, cash flows and growth prospects.

The acquisition will entitle certain customers of the Enterprise business to terminate their agreements with it as a result of change of control provisions.

The acquisition may entitle certain Enterprise customers to terminate certain of their agreements with the Enterprise business. We cannot avoid the possibility that some customers may exercise their termination rights and opt to discontinue business with the Enterprise business once we complete the acquisition, which could have an adverse effect on our expected revenues following the acquisition.

Moreover, the acquisition may cause some of our existing customers to conclude that they are overly reliant on a single provider. In such circumstance, our customers may engage our competitors or facilitate the emergence of new competitors to diversify sourcing and service options, which could have an adverse effect on our expected revenues following the acquisition.

Risks Related to the Indebtedness

In connection with the Acquisition, we will incur substantial debt obligations, which could adversely affect our financial condition.

As of March 29, 2014, after giving pro forma effect to the Acquisition, our total outstanding debt for borrowed money would have been approximately $3.25 billion, assuming we did not issue any convertible preferred stock to finance the acquisition. In addition, subject to restrictions in the agreements governing our existing and future indebtedness, we may incur additional indebtedness. Our substantial level of indebtedness could have important consequences, including the following:

•	it may be more difficult for us to satisfy our obligations with respect to our existing indebtedness or future indebtedness, including indebtedness we incur in connection with the Acquisition;

•	our ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired;

•

a substantial portion of cash flow from operations will be used to pay interest and principal on the indebtedness, which may reduce the funds available to us for other purposes, such as acquisitions and capital expenditures;

•	it may limit our ability to borrow additional funds;

•	result in our being at a competitive disadvantage with reduced flexibility in planning for, or responding to, changing conditions in the industry, including increased competition; and

•	make us more vulnerable to economic downturns and adverse developments in the business.

We expect to fund our expenses and to pay the principal and interest on our indebtedness from cash flow from operations. Our ability to meet our expenses and to pay principal and interest on our indebtedness when due thus depends on our future performance, which will be affected by financial, business, economic and other factors. We will not be able to control many of these factors, such as economic conditions in the markets where we operate and pressure from competitors. Additionally, we have not previously undertaken substantial amounts of indebtedness. Historically, we have operated our business without incurring significant indebtedness for borrowed money and have limited experience operating our business subject to the constraints imposed by agreements governing such indebtedness.

Despite the indebtedness to be incurred in connection with the Acquisition, we may be able to incur substantially more indebtedness and take other actions that could further exacerbate the risk associated with our substantial indebtedness.

We plan to incur approximately $3.25 billion of indebtedness in connection with the Acquisition. In addition to the planned financing activities, we may be able to incur substantially more indebtedness in the future, resulting in higher leverage. Subject to the limits contained in the agreements governing our indebtedness, we may incur additional indebtedness from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. To the extent we incur additional indebtedness, the risks associated with our substantial indebtedness will be exacerbated.

Restrictive covenants in the agreements governing our indebtedness may limit our current and future operations, particularly our ability to respond to changes in our business or to pursue our business strategies.

The agreements governing the indebtedness we expect to incur to fund the Acquisition, and instruments governing any future indebtedness will contain, a number of restrictive covenants that impose significant operating and financial restrictions, including restrictions on our ability to take actions that we believe may be in our interest. We expect these covenants will limit our ability to:

•	incur additional indebtedness or guarantees;

•	pay dividends or make other distributions or repurchase or redeem our stock or prepay or redeem certain indebtedness;

•	sell or dispose of assets and issue capital stock of restricted subsidiaries;

•	incur liens or enter into sale-lease-back transactions;

•	enter into agreements restricting our subsidiaries’ ability to pay dividends;

•	enter into transactions with affiliates;

•	engage in new lines of business;

•	consolidate, merge or enter into other fundamental changes;

•	make loans, investments and/or acquisitions; and

•	enter into amendments or modifications of certain material subordinated debt agreements or organizational documents.

Additionally, the senior credit facility we plan to enter into to fund a portion of the Enterprise acquisition will require us to maintain in certain circumstances compliance with a consolidated total secured net leverage ratio. Our ability to comply with this ratio may be affected by events beyond our control, and we cannot assure you that we will meet this ratio.

The restrictions could adversely affect our ability to:

•	finance operations;

•	make needed capital expenditures;

•	make strategic acquisitions or investments or enter into alliances;

•	withstand a future downturn in our business or the economy in general;

•	engage in business activities, including future opportunities, that may be in our interest; and

•	plan for or react to market conditions or otherwise execute our business strategies.

A breach of any of the covenants contained in the agreements governing the indebtedness (including an inability to comply with the financial maintenance covenants) that is not remedied within the applicable cure period, if any, would result in an event of default under the indebtedness we plan to incur to fund the Acquisition. If, when required, we are unable to repay or refinance our indebtedness or amend the covenants contained in the agreements governing our indebtedness, or if a default otherwise occurs that is not cured or waived, the lenders or holders of our debt securities could elect to declare all borrowings outstanding, together with accrued interest and other fees, to be immediately due and payable or institute foreclosure proceedings against those assets that secure the borrowings. Should the outstanding obligations be accelerated and become due and payable because of any failure to comply with the applicable covenants in the future, we would be required to search for alternative measures to finance current and ongoing obligations of our business. There can be no assurance that such financing will be available on acceptable terms, if at all. Any of these scenarios could adversely impact our liquidity, financial condition and results of operations.

A significant amount of cash will be required to service the indebtedness we plan to incur to fund the Acquisition.

Our ability to make payments on and to refinance the indebtedness we plan to incur to fund the Acquisition and to fund working capital needs, general corporate expenditures and planned capital expenditures will depend on our ability to generate a significant amount of cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, business, legislative, regulatory and other factors that are beyond our control. Additionally, the specific interest rates with respect to the Financing have not been determined, and will not be determined for some time. As a result, we currently do not know with certainty the exact amount of interest expense we will be subject to as a result of the Financing.

If our business does not generate sufficient cash flows from operations or if future borrowings are not available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs, we may need to refinance all or a portion of our indebtedness on or before the maturity thereof, sell assets, reduce or delay capital investments or seek to raise additional capital, any of which could have a material adverse effect on our operations. In addition, we may not be able to effect any of these actions, if necessary, on commercially reasonable terms or at all. Our ability to restructure or refinance our indebtedness will depend on the condition of the capital and debt markets and our financial condition at such time. Any refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict business operations. The terms of anticipated or future debt instruments may limit or prevent us from taking any of these actions. In addition, any failure to make scheduled payments of interest and/or principal on outstanding indebtedness would likely result in a reduction of our credit rating, which could harm our ability to access additional capital on commercially reasonable terms or at all. Our inability to generate sufficient cash flow to satisfy our debt service obligations, or to refinance or restructure our obligations on commercially reasonable terms or at all, would have an adverse effect, which could be material, on our business, financial condition and results of operations, as well as on our ability to satisfy the obligations in respect of our indebtedness.

In addition to the other information included in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, and the factors identified under “Safe Harbor” at the end of Item 2 of Part I of this Quarterly Report on Form 10-Q, which could materially affect our business, financial condition, cash flows or results of operations. The risks described in our Annual Report on Form 10-K are not the only risks facing Zebra. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, cash flows and/or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Treasury Shares

Zebra did not purchase shares of Zebra Class A Common Stock during the first quarter of 2014.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum number of shares that may yet be purchased under the program
January 2014 (January 1 – January 25)	0	$0.00	0	665,475
February 2014 (January 26 – February 22)	0	$0.00	0	665,475
March 2014 (February 23 – March 29)	0	$0.00	0	665,475

(1)	On November 4, 2011, Zebra’s Board authorized the purchase of up to an additional 3,000,000 shares under our stock repurchase program. This authorization does not have an expiration date.

(2)	During the first quarter, Zebra acquired 2,236 shares of Zebra Class A Common Stock through the withholding of shares necessary to satisfy tax withholding obligations upon the vesting of restricted stock awards. These shares were acquired at an average price of $56.92 per share.

Item 6.	Exhibits

10.1	Form of 2014 performance-based restricted stock agreement for employees other than CEO. +

10.2	Form of 2014 time-vested restricted stock agreement for employees other than CEO. +

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from Zebra Technologies Corporation Quarterly Report on Form 10-Q, for the quarter ended March 29, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the consolidated balance sheets; (ii) the consolidated statements of earnings; (iii) the consolidated statements of comprehensive income; (iv) the consolidated statements of cash flows; and (v) notes to consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZEBRA TECHNOLOGIES CORPORATION

Date: May 6, 2014	By:	/s/ Anders Gustafsson
Anders Gustafsson
Chief Executive Officer

Date: May 6, 2014	By:	/s/ Michael C. Smiley
Michael C. Smiley
Chief Financial Officer