Form 10-Q
period 2014-06-28
ZEBRA TECHNOLOGIES CORP
filed 2014-08-05
CIK 877212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2014

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

As of July 25, 2014, there were 50,769,890 shares of Class A Common Stock, $.01 par value, outstanding.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

QUARTER ENDED JUNE 28, 2014

PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	June 28, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$70,349	$62,827
Investments and marketable securities	455,644	350,380
Accounts receivable, net	165,426	176,917
Inventories, net	126,103	121,023
Deferred income taxes	19,810	19,810
Income tax receivable	8,860	7,622
Prepaid expenses and other current assets	13,055	15,524

Total current assets	859,247	754,103

Property and equipment at cost, less accumulated depreciation and amortization	107,115	109,588
Goodwill	155,800	155,800
Other intangibles, net	63,629	68,968
Other assets	33,178	31,353

Total assets	$1,218,969	$1,119,812

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$31,752	$34,688
Accrued liabilities	65,518	61,962
Deferred revenue	16,896	15,506
Income taxes payable	9,112	6,898

Total current liabilities	123,278	119,054
Long-term deferred tax liability	28,471	25,492
Deferred rent	1,484	1,131
Other long-term liabilities	17,674	15,477

Total liabilities	170,907	161,154

Stockholders’ equity:
Class A Common Stock	722	722
Additional paid-in capital	149,475	143,295
Treasury stock	(666,084)	(678,456)
Retained earnings	1,572,041	1,502,878
Accumulated other comprehensive loss	(8,092)	(9,781)

Total stockholders’ equity	1,048,062	958,658

Total liabilities and stockholders’ equity	$1,218,969	$1,119,812

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net sales:
Net sales of tangible products	$270,049	$239,909	$531,941	$465,030
Revenue from services and software	18,372	13,251	44,748	25,067

Total net sales	288,421	253,160	576,689	490,097

Cost of sales:
Cost of sales of tangible products	136,962	125,664	267,411	242,775
Cost of services and software	9,290	6,589	19,171	13,350

Total cost of sales	146,252	132,253	286,582	256,125

Gross profit	142,169	120,907	290,107	233,972

Operating expenses:
Selling and marketing	35,755	33,830	71,171	67,345
Research and development	23,710	23,201	46,567	45,059
General and administrative	26,321	24,053	54,712	49,329
Amortization of intangible assets	2,667	1,863	5,339	3,726
Acquisition and integration costs	20,364	618	25,291	1,100
Exit and restructuring costs	287	1,101	554	2,996

Total operating expenses	109,104	84,666	203,634	169,555

Operating income	33,065	36,241	86,473	64,417

Other income (expense):
Investment income	379	473	800	1,150
Foreign exchange income (loss)	43	(462)	(249)	(560)
Loss on forward interest rate swap	(2,433)	0	(2,433)	0
Other, net	(57)	1,464	(49)	1,473

Total other income (loss)	(2,068)	1,475	(1,931)	2,063

Income from continuing operations before income taxes	30,997	37,716	84,542	66,480
Income taxes	3,440	7,158	15,379	12,380

Income from continuing operations	27,557	30,558	69,163	54,100
Income from discontinued operations, net of tax	0	8	0	8

Net income	$27,557	$30,566	$69,163	$54,108

Basic earnings per share:
Income from continuing operations	$0.54	$0.60	$1.37	$1.06
Income from discontinued operations	0.00	0.00	0.00	0.00

Net income	$0.54	$0.60	$1.37	$1.06

Diluted earnings per share:
Income from continuing operations	$0.54	$0.60	$1.35	$1.05
Income from discontinued operations	0.00	0.00	0.00	0.00

Net income	$0.54	$0.60	$1.35	$1.05

Basic weighted average shares outstanding	50,606	50,900	50,509	50,929
Diluted weighted average and equivalent shares outstanding	51,278	51,283	51,129	51,310

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net income	$27,557	$30,566	$69,163	$54,108
Other comprehensive income (loss):
Unrealized gains (losses) on hedging transactions, net of income taxes	776	(391)	1,389	1,352
Unrealized holding gains (losses) on investments, net of income taxes	348	(867)	496	(939)
Foreign currency translation adjustment	(29)	223	(196)	317

Comprehensive income	$28,652	$29,531	$70,852	$54,838

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Six Months Ended
	June 28, 2014	June 29, 2013
Cash flows from operating activities:
Net income	$69,163	$54,108
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	18,096	15,412
Share-based compensation	7,110	6,504
Excess tax benefit from share-based compensation	(3,947)	(3,727)
Loss on sale of property and equipment	49	182
Deferred income taxes	2,979	4,439
Loss of forward interest rate swaps	2,433	0
Changes in assets and liabilities:
Accounts receivable, net	11,359	(1,976)
Inventories, net	(5,061)	14,190
Other assets	2,583	1,313
Accounts payable	(5,336)	3,263
Accrued liabilities	3,535	(6,094)
Deferred revenue	502	1,585
Income taxes	4,706	476
Other operating activities	1,742	1,381

Net cash provided by operating activities	109,913	91,056

Cash flows from investing activities:
Purchases of property and equipment	(7,962)	(8,547)
Acquisition of intangible assets	0	(500)
Purchase of long-term investments	(1,213)	(604)
Purchase of investments and marketable securities	(276,400)	(231,174)
Maturities of investments and marketable securities	20,852	19,188
Proceeds from sales of investments and marketable securities	150,781	142,230

Net cash used in investing activities	(113,942)	(79,407)

Cash flows from financing activities:
Purchase of treasury stock	0	(28,563)
Proceeds from exercise of stock options and stock purchase plan purchases	7,711	4,104
Excess tax benefit from share-based compensation	3,947	3,727

Net cash provided by (used in) financing activities	11,658	(20,732)

Effect of exchange rate changes on cash	(107)	229

Net increase (decrease) in cash and cash equivalents	7,522	(8,854)
Cash and cash equivalents at beginning of period	62,827	64,740

Cash and cash equivalents at end of period	$70,349	$55,886

Supplemental disclosures of cash flow information:
Income taxes paid, net	$7,627	$5,346

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

The consolidated balance sheet as of December 31, 2013 included in this Form 10-Q is taken from the audited consolidated balance sheet in our Form 10-K. These interim financial statements include all adjustments (of a normal, recurring nature) necessary to present fairly Zebra’s consolidated financial position as of June 28, 2014, the consolidated statement of earnings and consolidated statement of comprehensive income for the three and six months ended June 28, 2014 and June 29, 2013, and the consolidated statement of cash flows for the six months ended June 28, 2014 and June 29, 2013. These results, however, are not necessarily indicative of results for the full year.

On April 14, 2014, Zebra entered into a definitive agreement under which Zebra will acquire a portion of the Enterprise business of Motorola Solutions, Inc. for $3.45 billion in an all-cash transaction. Zebra intends to fund the acquisition with a combination of approximately $200 million of available cash on hand and the issuance of $3.25 billion in new debt. The transaction is subject to customary closing conditions including regulatory approvals. The transaction is expected to be completed by the end of 2014.

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

In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as consider counterparty credit risk in the assessment of fair value. Included in our investment portfolio at June 28, 2014, is an auction rate security which is classified as available for sale and is reflected at fair value. Due to events in credit markets, however, the auction event for the instrument held by Zebra is failed. Therefore, the fair value of this security is estimated utilizing broker quotations, discounted cash flow analysis and other types of valuation adjustment methodologies at June 28, 2014. These analyses consider, among other items, the collateral underlying the security instruments, the creditworthiness of the counterparty, the timing of expected future cash flows, estimates of the next time the security is expected to have a successful auction, and Zebra’s intent and ability to hold such securities until credit markets improve. The security was also compared, when possible, to other securities with similar characteristics.

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

Financial assets and liabilities carried at fair value as of June 28, 2014, are classified below (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
U.S. government and agency securities	$161,471	$0	$0	$161,471
Obligations of government-sponsored enterprises (1)	0	27,298	0	27,298
State and municipal bonds	0	53,858	0	53,858
Corporate securities	0	191,771	2,588	194,359
Other investments	0	21,246	0	21,246

Investments subtotal	161,471	294,173	2,588	458,232
Forward contracts (2)	$507	$(106)	$0	$401
Money market investments related to the deferred compensation plan	5,484	0	0	5,484

Total assets at fair value	$167,462	$294,067	$2,588	$464,117

Liabilities:
Forward interest rate swap contracts (3)	$0	$(2,433)	$0	$(2,433)
Liabilities related to the deferred compensation plan	5,484	0	0	5,484

Total liabilities at fair value	$5,484	$(2,433)	$0	$3,051

Financial assets and liabilities carried at fair value as of December 31, 2013, are classified below (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
U.S. government and agency securities	$89,626	$0	$0	$89,626
Obligations of government-sponsored enterprises (1)	0	33,510	0	33,510
State and municipal bonds	0	51,627	0	51,627
Corporate securities	0	163,832	2,588	166,420
Other investments	0	11,785	0	11,785

Investments subtotal	89,626	260,754	2,588	352,968
Money market investments related to the deferred compensation plan	4,827	0	0	4,827

Total assets at fair value	$94,453	$260,754	$2,588	$357,795

Liabilities:
Forward contracts (2)	$1,165	$1,578	$0	$2,743
Liabilities related to the deferred compensation plan	4,827	0	0	4,827

Total liabilities at fair value	$5,992	$1,578	$0	$7,570

1)	Includes investments in notes issued by the Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association, the Federal Farm Credit Banks and the Federal Home Loan Bank.

2)	The fair value of forward contracts are calculated as follows:

a.	Fair value of a collar or put option contract associated with forecasted sales hedges are calculated using bid and ask rates for similar contracts.

b.	Fair value of regular forward contracts associated with forecasted sales hedges are calculated using the period-end exchange rate adjusted for current forward points.

c.	Fair value of balance sheet hedges are calculated at the period end exchange rate adjusted for current forward points unless the hedge has been traded but not settled at period end. If this is the case, the fair value is calculated at the rate at which the hedge is being settled.

3)	The fair value of forward interest rate swap contracts are based upon a valuation model that uses relevant observable market inputs at quoted intervals, such as forward yield curves, and is adjusted for Zebra’s own credit risk and the interest rate swap terms.

The following table presents Zebra’s activity for assets measured at fair value on a recurring basis using significant unobservable inputs, Level 3, for the following periods (in thousands):

	Six Months Ended
	June 28, 2014	June 29, 2013
Balance at beginning of the year	$2,588	$2,588
Transfers to Level 3	0	0
Total losses (realized or unrealized):
Included in earnings	0	0
Included in other comprehensive income (loss)	0	0
Purchases and settlements (net)	0	0

Balance at end of period	$2,588	$2,588

Total gains and (losses) for the period included in earnings attributable to the change in unrealized losses relating to assets still held at end of period	$0	$0

The following is a summary of short-term and long-term investments (in thousands):

	As of June 28, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government and agency securities	$161,385	$86	$0	$161,471
Obligations of government-sponsored enterprises	27,294	4	0	27,298
State and municipal bonds	53,736	124	(2)	53,858
Corporate securities	194,064	734	(439)	194,359
Other investments	21,219	29	(2)	21,246

Total investments	$457,698	$977	$(443)	$458,232

	As of December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government and agency securities	$89,617	$27	$(18)	$89,626
Obligations of government-sponsored enterprises	33,506	5	(1)	33,510
State and municipal bonds	51,573	82	(28)	51,627
Corporate securities	166,642	453	(675)	166,420
Other investments	11,771	15	(1)	11,785

Total investments	$353,109	$582	$(723)	$352,968

The maturity dates of investments are as follows (in thousands):

	As of June 28, 2014
	Amortized Cost	Estimated Fair Value
Less than 1 year	$108,570	$108,664
1 to 5 years	346,128	346,980
6 to 10 years	3,000	2,588
Thereafter	0	0

Total	$457,698	$458,232

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

Included in Zebra’s cash and investments and marketable securities are amounts held by foreign subsidiaries which are generally invested in U.S. dollar-denominated holdings. Zebra had foreign cash and investments of $301,330,000 as of June 28, 2014, and $251,658,000 as of December 31, 2013. Amounts held by foreign subsidiaries are generally subject to U.S. income taxation upon repatriation. Zebra does not currently see a need to repatriate these funds.

Note 4 – Accounts Receivable

The components of accounts receivable are as follows (in thousands):

	As of
	June 28, 2014	December 31, 2013
Accounts receivable, gross	$166,009	$177,370
Accounts receivable reserves	(583)	(453)

Accounts receivable, net	$165,426	$176,917

Note 5 – Inventories

Inventory reserves decreased due to the disposal of $1.98M of excess and obsolete inventory which was previously reserved for. The components of inventories are as follows (in thousands):

	As of
	June 28, 2014	December 31, 2013
Raw material	$28,639	$31,335
Work in process	749	415
Deferred costs of long-term contracts	212	294
Finished goods	107,270	101,540

Inventories, gross	136,870	133,584
Inventory reserves	(10,767)	(12,561)

Inventories, net	$126,103	$121,023

Note 6 — Goodwill and Other Intangible Assets

Intangible assets are as follows (in thousands):

	As of June 28, 2014
	Gross Amount	Accumulated Amortization	Net Amount
Current technology	$23,778	$(15,373)	$8,405
Patent and patent rights	29,569	(19,518)	10,051
Customer relationships	52,893	(7,720)	45,173

Other intangibles, net	$106,240	$(42,611)	$63,629

Amortization expense for the six months ended June 28, 2014		$5,339

	As of December 31, 2013
	Gross Amount	Accumulated Amortization	Net Amount
Current technology	$23,778	$(14,060)	$9,718
Patent and patent rights	29,569	(17,919)	11,650
Customer relationships	52,893	(5,293)	47,600

Other intangibles, net	$106,240	$(37,272)	$68,968

Amortization expense for the six months ended June 29, 2013		$3,726

Zebra had $155,800,000 of goodwill recorded as of June 28, 2014 and December 31, 2013.

In the fourth quarter 2013, Zebra acquired all of the outstanding membership interests in Hart Systems, LLC (a New York limited liability company) with $60,858,000 of the purchase price allocated to goodwill. This acquisition is considered a separate reporting unit for purposes of Zebra’s goodwill impairment test.

We test goodwill for impairment on an annual basis or more frequently if we believe indicators of impairment exist. We performed our assessment in accordance with Accounting Standards update (ASU) 2011-08, which allows for the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether the fair value needs to be reassessed. We performed our qualitative assessment, which excluded Hart Systems, LLC, in June 2014 and determined that our goodwill was not impaired as of the end of May 2014. Impairment testing for Hart Systems, LLC will occur in Q4 of this year.

Note 7 – Other Assets

Other assets consist of the following (in thousands):

	As of
	June 28, 2014	December 31, 2013
Money market investments related to the deferred compensation plan	$5,484	$4,827
Long-term equity investments	22,874	21,242
Other long-term assets	1,148	1,522
Long-term investments and marketable securities	2,588	2,588
Deposits	1,084	1,174

Total	$33,178	$31,353

Note 8 – Costs Associated with Exit and Restructuring Activities

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

For the first six months of 2014, we have incurred the following exit and restructuring costs related to the Location Solutions business management structure and manufacturing operations relocation and restructuring (in thousands):

Type of Cost	Cost incurred through December 31, 2013	Costs incurred for the six months ended June 28, 2014	Total costs incurred as of June 28, 2014	Additional costs expected to be incurred	Total costs expected to be incurred
Severance, stay bonuses, and other employee-related expenses	$6,650	$554	$7,204	$0	$7,204
Professional services	180	0	180	0	180
Relocation and transition costs	20	0	20	0	20

Total	$6,850	$554	$7,404	$0	$7,404

Exit and restructuring costs for 2013 and 2014 are as follows:

	Three Months Ended June 28, 2014	Three Months Ended June 29, 2013	Six Months Ended June 28, 2014	Six Months Ended June 29, 2013
Severance, stay bonuses, and other employee-related expenses	$287	$1,036	$554	$2,898
Professional services	0	54	0	66
Relocation and transition costs	0	11	0	32

Total	$287	$1,101	$554	$2,996

Liabilities and expenses below relate to the 2012 exit and restructuring plan (in thousands):

	Six Months Ended
	June 28, 2014	June 29, 2013
Balance at beginning of period	$1,252	$967
Charged to earnings	554	2,996
Cash paid	(1,304)	(3,175)

Balance at the end of period	$502	$788

Liabilities related to exit and restructuring activities are included in the accrued liabilities line item on the balance sheet. All exit costs are included in operating expenses under the line item exit and restructuring costs.

Note 9 – Derivative Instruments

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

In addition, we have exposure to market risk for changes in interest rates resulting from the announced acquisition of the Enterprise business of Motorola Solutions, Inc. During the three months ended June 28, 2014, we entered into a commitment letter for a new variable rate credit facility to fund the announced acquisition and we also entered into two tranches of floating-to-fixed forward interest rate swaps to economically hedge the interest rate risk.

The fair value of the forward interest rate swap contracts are estimated using market quoted forward interest rates for the London Interbank Offered Rate “LIBOR” at the balance sheet date and the application of such rates subject to the interest rate swap terms. In accordance with ASC 815 we recognize derivative instruments and hedging activities as either assets or liabilities on the balance sheet and measure them at fair value. Gains and losses resulting from changes in fair value are accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting.

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

Fair Value of Derivative Instruments

Zebra has determined that derivative instruments for hedges that have traded but have not settled are considered Level 1 in the fair value hierarchy, and hedges that have not traded are considered Level 2 in the fair value hierarchy. Derivative instruments are used to manage risk and are not used for trading or other speculative purposes, nor do we use leveraged derivative financial instruments. Our foreign currency exchange and forward interest-rate swap contracts are valued using broker quotations or market transactions, in either the listed or over-the-counter markets.

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

Summary financial information related to these activities included in our consolidated statement of earnings as other income (expense) is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2014	2013	2014	2013
Change in gains (losses) from foreign exchange derivatives	$516	$(862)	$541	$719
Gain (loss) on net foreign currency assets	(473)	400	(790)	(1,279)

Foreign exchange gain (loss)	$43	$(462)	$(249)	$(560)

	As of
	June 28, 2014	December 31, 2013
Notional balance of outstanding contracts:
Pound/US dollar	£835	£0
Euro/US dollar	€36,600	€41,021
Net fair value of outstanding contracts	$70	$33

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

Summary financial information related to the cash flow hedges is as follows (in thousands):

	As of
	June 28, 2014	June 29, 2013
Unrealized gains on hedging transactions:
Gross	$1,779	$1,760
Income tax expense	390	408

Net	$1,389	$1,352

Summary financial information related to the cash flow hedges of future revenues follows (in thousands, except percentages):

	As of
	June 28, 2014	December 31, 2013
Notional balance of outstanding contracts versus the dollar	€91,463	€85,627
Hedge effectiveness	100%	100%

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net losses included in net sales	$(957)	$(900)	$(1,928)	$(1,947)

Forward Contracts

We record our forward contracts at fair value on our consolidated balance sheet as a current asset or current liability, depending upon the fair value calculation as detailed in Note 2 of Zebra’s financial statements. The amounts recorded on our consolidated balance sheet are as follows (in thousands):

	As of
	June 28, 2014	December 31, 2013
Assets:
Prepaid expenses and other current assets	$401	$0

Total	$401	$0

Liabilities:
Accrued liabilities	$0	$2,743

Total	$0	$2,743

Forward Interest Rate Swaps

The forward interest rate swap contracts economically hedge the interest rate risk associated with the variable rate commitment entered into for the announced acquisition of the Enterprise business of Motorola Solutions, Inc.

These forward interest rate swaps did not qualify for hedge accounting as of June 28, 2014, and as such, were recognized at their fair value through the Statement of earnings in other income (expense).

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2014	2013	2014	2013
Loss on forward interest-rate swaps	$(2,433)	$0	$(2,433)	$0

	As of
	June 28, 2014	December 31, 2013
Liabilities:
Other long-term liabilities	$2,433	$0

Total	$2,433	$0

Note 10 – Warranty

In general, Zebra provides warranty coverage of one year on printers against defects in material and workmanship. Thermal printheads are warranted for six months and batteries are warranted for one year. Battery-based products, such as location transmitters, are covered by a 90-day warranty. A provision for warranty expense is recorded at the time of sale and is adjusted quarterly based on historical warranty experience.

The following table is a summary of Zebra’s accrued warranty obligation (in thousands), which is included in accrued liabilities:

	Six Months Ended
	June 28, 2014	June 29, 2013
Balance at the beginning of the year	$4,125	$4,252
Warranty expense	3,648	3,615
Warranty payments	(3,587)	(3,564)

Balance at the end of the period	$4,186	$4,303

Note 11 – Contingencies

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

Note 12 – Stockholders’ Equity

Share count and par value data related to stockholders’ equity are as follows:

	As of
	June 28, 2014	December 31, 2013
Preferred Stock
Par value per share	$0.01	$0.01
Shares authorized	10,000,000	10,000,000
Shares outstanding	0	0
Common Stock—Class A
Par value per share	$0.01	$0.01
Shares authorized	150,000,000	150,000,000
Shares issued	72,151,857	72,151,857
Shares outstanding	50,750,084	50,349,546
Treasury stock
Shares held	21,401,773	21,802,311

During the six months period ended June 29, 2013, Zebra purchased 627,042 shares of common stock for $28,563,000 under a board authorized share repurchase plan. Zebra did not purchase shares of its common stock for the six months ended June 28, 2014.

A roll forward of Class A common shares outstanding is as follows:

	Six Months Ended
	June 28, 2014	June 29, 2013
Balance at the beginning of the year	50,349,546	50,908,267
Repurchases	0	(627,042)
Stock option and ESPP issuances	351,711	431,973
Restricted share issuances	117,140	238,325
Restricted share forfeitures	(5,258)	(5,008)
Shares withheld for tax obligations	(63,055)	(164,515)

Balance at the end of the period	50,750,084	50,782,000

Note 13 – Earnings Per Share

Earnings per share were computed as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Weighted average shares:
Weighted average common shares outstanding	50,606	50,900	50,509	50,929
Effect of dilutive securities outstanding	672	383	620	381

Diluted weighted average shares outstanding	51,278	51,283	51,129	51,310

Earnings (loss):
Income from continuing operations	$27,557	$30,558	$69,163	$54,100
Income from discontinued operations	0	8	0	8

Net income	$27,557	$30,566	$69,163	$54,108

Basic per share amounts:
Income from continuing operations	$0.54	$0.60	$1.37	$1.06
Income from discontinued operations	0.00	0.00	0.00	0.00

Net income	$0.54	$0.60	$1.37	$1.06

Diluted per share amounts:
Income from continuing operations	$0.54	$0.60	$1.35	$1.05
Income from discontinued operations	0.00	0.00	0.00	0.00

Net income	$0.54	$0.60	$1.35	$1.05

Potentially dilutive securities that were excluded from the earnings per share calculation consist of stock options and stock appreciation rights (SARs) with an exercise price greater than the average market closing price of the Class A common stock. These excluded options and SARs were as follows:

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Potentially dilutive shares	166,000	899,000	166,000	905,000

Note 14 – Share-Based Compensation

Zebra has a share-based compensation plan and a stock purchase plan available for future grants. Zebra recognizes compensation costs using the straight-line method over the vesting period of up to 5 years.

The compensation expense and the related tax benefit for share-based payments were included in the Consolidated Statement of Earnings as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Cost of sales	$241	$276	$483	$460
Selling and marketing	516	541	1,069	1,006
Research and development	374	459	740	784
General and administrative	3,013	3,082	4,818	4,254

Total compensation	$4,144	$4,358	$7,110	$6,504

Income tax benefit	$1,442	$1,523	$2,435	$2,253

Cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized (excess tax benefits) are classified as financing cash flows in the statement of cash flows. The tax benefits classified as financing cash flows for the six months ended June 28, 2014 was $3,947,000 and for the six months ended June 29, 2013 was $3,727,000.

The fair value of share-based compensation is estimated on the date of grant using a binomial model. Volatility is based on an average of the implied volatility in the open market and the annualized volatility of Zebra stock prices over our entire stock history. Stock option grants in the table below include both stock options, all of which were non-qualified and stock appreciation rights (SAR) that will be settled in Zebra stock. Restricted stock grants are valued at the market closing price on the date of the grant. The following table shows the weighted-average assumptions used for grants of SARs as well as the fair value of the grants based on those assumptions:

	Six Months Ended
	June 28, 2014	June 29, 2013
Expected dividend yield	0%	0%
Forfeiture rate	10.32%	10.31%
Volatility	34.92%	32.00%
Risk free interest rate	1.73%	.82%
Range of interest rates	0.02% - 2.61%	0.02% - 1.78%
Expected weighted-average life	5.36 years	5.42 years
Fair value of stock appreciation rights (SARs) granted	$4,211,000	$4,443,000
Weighted-average grant date fair value of SARs granted	$25.02	$13.83

Stock option activity was as follows:

	Six Months Ended June 28, 2014
Options	Shares	Weighted-Average Exercise Price
Outstanding at beginning of year	955,777	$42.78
Exercised	(263,659)	45.38

Outstanding at end of period	692,118	$41.79

Exercisable at end of period	692,118	$41.79

Intrinsic value of exercised options	$6,308,000

The following table summarizes information about stock options outstanding at June 28, 2014:

	Outstanding	Exercisable
Aggregate intrinsic value	$17,480,000	$17,480,000
Weighted-average remaining contractual term	2.2 years	2.2 years

SAR activity was as follows:

	Six Months Ended June 28, 2014
SARs	Shares	Weighted-Average Exercise Price
Outstanding at beginning of year	1,402,784	$36.36
Granted	168,314	74.72
Exercised	(145,077)	35.21
Forfeited	(14,936)	48.62

Outstanding at end of period	1,411,085	$40.92

Exercisable at end of period	705,246	$32.96

Intrinsic value of exercised SARs	$5,510,000

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

The following table summarizes information about SARs outstanding at June 28, 2014:

	Outstanding	Exercisable
Aggregate intrinsic value	$38,132,000	$24,039,000
Weighted-average remaining contractual term	7.4 years	6.5 years

Restricted stock award activity granted under the Plans, are as follows:

	Six Months Ended June 28, 2014
Restricted Stock Awards	Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of year	435,377	$40.92
Granted	110,097	74.26
Released	(144,602)	43.50
Forfeited	(6,669)	51.18

Outstanding at end of period	394,203	$49.12

The terms of Zebra’s restricted stock grants are defined in the Plans and the applicable award agreements. Restricted grants consist of time vested restricted stock awards (RSA’s), restricted stock units (RSU’s) and performance share awards (PSA’s). Zebra’s restricted stock awards and units are expensed over the vesting period of the related award, typically three to five years. Compensation cost is calculated as the market date fair value on the grant date multiplied by the number of shares granted. Restricted stock units of 8,992 were granted in the second quarter of 2014.

Performance share award activity granted under the Plans, are as follows:

	Six Months Ended June 28, 2014
Performance Share Awards	Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of year	195,159	$42.25
Granted	4,323	69.41
Released	(33,535)	41.45
Forfeited	(20,555)	41.45

Outstanding at end of period	145,392	$43.36

As of
June 28, 2014
Awards granted under Zebra’s equity-based compensation plans:
Unearned compensation costs related to awards granted	$20,875,000
Period expected to be recognized over	2.5 years

The fair value of the purchase rights issued under the stock purchase plan is estimated using the following weighted-average assumptions for purchase rights granted. Expected lives of three months to one year have been used along with these assumptions.

	Six Months Ended
	June 28, 2014	June 29, 2013
Fair market value	$60.06	$40.94
Option price	$57.06	$38.89
Expected dividend yield	0%	0%
Expected volatility	34%	18%
Risk free interest rate	0.06%	0.06%

Note 15 – Income Taxes

Zebra has identified, evaluated, and measured the amount of income tax benefits to be recognized for all of our income tax positions. Included in deferred tax assets are amounts related to federal and state net operating losses that resulted from our acquisition of WhereNet Corp in 2007. We intend to utilize these net operating loss carryforwards to offset future income taxes prior to expiration. Under the United States Tax Reform Act of 1986, the amount of benefits from net operating loss carryforwards may be impaired or limited in certain circumstances, including significant changes in ownership interests. The company has reviewed the impact of ownership changes and believes that this will not have an impact on the realizability on the related Deferred Tax Asset recorded as of June 28, 2014.

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

At June 28, 2014 Zebra’s unrealized tax benefit was $4,000. Zebra’s continuing practice is to recognize interest and/or penalties related to income tax matters as part of income tax expense. For the six months ended June 28, 2014 and June 29, 2013, we did not accrue any interest or penalties into income tax expense.

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Effective tax rate	11.1%	19.0%	18.2%	18.6%

The effective income tax rate for the first six months of 2014 was 18.2% compared with 18.6% for 2013. In order to streamline the management, financing and capital structure of its foreign affiliates, in 2012, Zebra established a foreign holding company and restructured the ownership of its foreign affiliates. This new holding company structure allows Zebra to consolidate the ownership of its significant foreign affiliates under a single holding company. In addition, the structure introduced leverage which gives Zebra the ability to facilitate cash pooling and improve the capital structure of its non-US operations. The new capital structure and global financing favorably impacts the Zebra’s effective tax rate, and facilitates the tax efficient movement of Zebra’s foreign cash to finance the ongoing operating and investment needs of the foreign subsidiaries. The restructuring was completed in the second quarter of 2012 and was in place for the full year in 2013. Income tax expense for the second quarter of 2014 includes a discrete charge of $2.55 million related to the acquisition expenses incurred for which no tax benefit was recorded. These acquisition expenses relate to the recent announcement that Zebra entered into a definitive agreement to acquire substantially all of the Enterprise business of Motorola Solutions, Inc.

Note 16 – Other Comprehensive Income

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

The components of other comprehensive income for the three months ended June 28, 2014 are as follows (in thousands):

	As of March 29, 2014	Gain (Loss) recognized in OCI	Gain (Loss) reclassified from AOCI to income		Three months ended June 28, 2014	As of June 28, 2014
Unrealized gains (losses) on hedging transactions:
Gross	$(1,593)	$1,816	$(817	)(1)	$999	$(594)
Income tax (benefit)	(342)	398	(175)		223	(119)

Net	(1,251)	1,418	(642)		776	(475)

Unrealized gains (losses) on investments:
Gross	51	482	(7	)(2)	475	526
Income tax (benefit)	(19)	132	(5)		127	108

Net	70	350	(2)		348	418

Foreign currency translation adjustments	(8,006)	(29)	0	(3)	(29)	(8,035)

Total accumulated other comprehensive loss	$(9,187)	$1,739	$(644)		$1,095	$(8,092)

	As of March 30, 2013	Gain (Loss) recognized in OCI	Gain (Loss) reclassified from AOCI to income		Three months ended June 29, 2013	As of June 29, 2013
Unrealized gains (losses) on hedging transactions:
Gross	$(311)	$366	$(876	)(1)	$(510)	$(821)
Income tax (benefit)	(72)	100	(219)		(119)	(191)

Net	(239)	266	(657)		(391)	(630)

Unrealized gains (losses) on investments:
Gross	432	(1,371)	95	(2)	(1,276)	(844)
Income tax (benefit)	126	(436)	27		(409)	(283)

Net	306	(935)	68		(867)	(561)

Foreign currency translation adjustments	(8,627)	114	109	(3)	223	(8,404)

Total accumulated other comprehensive loss	$(8,560)	$(555)	$(480)		$(1,035)	$(9,595)

(1)	Transfer of unrealized gains and (losses) from AOCI to income on hedging transactions are included in net sales of tangible products.
(2)	Transfer of unrealized gains and (losses) from AOCI to income on investments are included in investment income.
(3)	Transfer of foreign currency translation gains and (losses) from AOCI to income, are included in foreign exchange.

The components of other comprehensive income for the six months ended June 28, 2014 are as follows (in thousands):

	As of December 31, 2013	Gain (Loss) recognized in OCI	Gain (Loss) reclassified from AOCI to income		Six months ended June 28, 2014	As of June 28, 2014
Unrealized gains (losses) on hedging transactions:
Gross	$(2,373)	$3,588	$(1,809	)(1)	$1,779	$(594)
Income tax (benefit)	(509)	779	(389)		390	(119)

Net	(1,864)	2,809	(1,420)		1,389	(475)

Unrealized gains (losses) on investments:
Gross	(151)	603	74	(2)	677	526
Income tax (benefit)	(73)	161	20		181	108

Net	(78)	442	54		496	418

Foreign currency translation adjustments	(7,839)	(189)	(7	)(3)	(196)	(8,035)

Total accumulated other comprehensive loss	$(9,781)	$3,062	$(1,373)		$1,689	$(8,092)

	As of December 31, 2012	Gain (Loss) recognized in OCI	Gain (Loss) reclassified from AOCI to income		Six months ended June 29, 2013	As of June 29, 2013
Unrealized gains (losses) on hedging transactions:
Gross	$(2,581)	$3,658	$(1,898	)(1)	$1,760	$(821)
Income tax (benefit)	(599)	882	(474)		408	(191)

Net	(1,982)	2,776	(1,424)		1,352	(630)

Unrealized gains (losses) on investments:
Gross	540	(1,658)	274	(2)	(1,384)	(844)
Income tax (benefit)	162	(530)	85		(445)	(283)

Net	378	(1,128)	189		(939)	(561)

Foreign currency translation adjustments	(8,721)	208	109	(3)	317	(8,404)

Total accumulated other comprehensive loss	$(10,325)	$1,856	$(1,126)		$730	$(9,595)

(1)	Transfer of unrealized gains and (losses) from AOCI to income on hedging transactions are included in net sales of tangible products.
(2)	Transfer of unrealized gains and (losses) from AOCI to income on investments are included in investment income.
(3)	Transfer of foreign currency translation gains and (losses) from AOCI to income, are included in foreign exchange.

Note 17 – New Accounting Pronouncements

In May 2014, the FASB issued update 2014-09, ASC 606, Revenue from Contracts with Customers. This guidance is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. This standard is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Management is still assessing the impact of adoption on its consolidated financial statements.

Note 18 – Subsequent Event

During 2012, Zebra established a foreign holding company and restructured the ownership structure of its foreign affiliates. The new structure introduced leverage which favorably impacted Zebra’s effective tax rate and the Company recorded a benefit of $6.1 million during the first two quarters of 2014. However, the change in UK tax code, signed into law on July 17, 2014, will impact the tax position of the Company due to limitations on interest deductions and the Company expects to record a discrete charge of $6.1 million in the third quarter of 2014. This discrete charge is expected to be fully offset in the fourth quarter of 2014, if the Company is able to close the recently announced acquisition transaction of the Enterprise business of Motorola Solutions, Inc. in 2014. In addition, if this is the case, the interest deduction currently disallowed in Q3 will be taken as a benefit in Q4. At this time, the Company expects the acquisition transaction to close in 2014 and will record the full year tax benefit in the fourth quarter of 2014.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations: Second Quarter of 2014 versus Second Quarter of 2013

Consolidated Results of Operations

(Amounts in thousands, except percentages):

	Three Months Ended
	June 28,	June 29,	Percent	Percent of	Percent of
	2014	2013	Change	Net Sales - 2014	Net Sales - 2013
Net Sales
Net sales of tangible products	$270,049	$239,909	12.6	93.6	94.8
Revenue from services & software	18,372	13,251	38.6	6.4	5.2

Total net sales	288,421	253,160	13.9	100.0	100.0
Cost of Sales
Cost of sales of tangible products	136,962	125,664	9.0	47.5	49.6
Cost of services & software	9,290	6,589	41.0	3.2	2.6

Total cost of sales	146,252	132,253	10.6	50.7	52.2

Gross profit	142,169	120,907	17.6	49.3	47.8
Operating expenses	109,104	84,666	28.9	37.8	33.5

Operating income	33,065	36,241	(8.8)	11.5	14.3
Other income (loss)	(2,068)	1,475	N/M	(0.8)	0.6

Income from continuing operations before income taxes	30,997	37,716	(17.8)	10.7	14.9
Income taxes	3,440	7,158	(51.9)	1.1	2.8

Income from continuing operations	27,557	30,558	(9.8)	9.6	12.1
Income from discontinued operations, net of tax	0	8	N/M	0.0	0.0

Net income	$27,557	$30,566	(9.8)	9.6	12.1

Diluted earnings per share:
Income from continuing operations	$0.54	$0.60	(10.0)
Income from discontinued operations	0.00	0.00	N/M

Net income	$0.54	$0.60	(10.0)

Consolidated Results of Operations – Second Quarter

Sales

Net sales for the second quarter of 2014, compared with the corresponding 2013 quarter, increased 13.9% as a result of growth across all product categories with notable increases in supplies, services, and tabletop, desktop and mobile printers. The increase in service revenue was favorably affected by the December 2013 acquisition of Hart Systems LLC. The increase in North American sales was favorably affected by higher shipments of large enterprise deals, as well as, modest revenues from Hart Systems. The Europe, Middle East and Africa region benefited from improved business activity, with notable sales to retail customers. Movement in foreign currency, net of hedges, increased sales by $3,523,000.

Sales by product category were as follows (amounts in thousands, except percentages):

	Three Months Ended
Product Category	June 28, 2014	June 29, 2013	Percent Change	Percent of Net Sales 2014	Percent of Net Sales 2013
Hardware	$203,215	$178,938	13.6	70.5	70.8
Supplies	65,279	59,618	9.5	22.6	23.5
Service and software	18,372	13,251	38.6	6.4	5.2

Subtotal products	286,866	251,807	13.9	99.5	99.5
Shipping and handling	1,555	1,353	14.9	0.5	0.5

Total net sales	$288,421	$253,160	13.9	100.0	100.0

Sales to customers by geographic region were as follows (in thousands, except percentages):

	Three Months Ended
Geographic Region	June 28, 2014	June 29, 2013	Percent Change	Percent of Net Sales 2014	Percent of Net Sales 2013
Europe, Middle East and Africa	$94,200	$80,913	16.4	32.7	32.0
Latin America	25,204	24,322	3.6	8.7	9.6
Asia-Pacific	40,334	36,973	9.1	14.0	14.6

Total International	159,738	142,208	12.3	55.4	56.2
North America	128,683	110,952	16.0	44.6	43.8

Total net sales	$288,421	$253,160	13.9	100.0	100.0

Gross Profit

Gross margin of 49.3%, versus 47.8% for 2013, reflects the favorable impact of lower product costs, improved absorption of fixed costs from higher sales across all regions and across all product categories, and a reduction in freight costs. Favorable movements in foreign currency, net of hedges, increased second quarter gross profit by $1,867,000.

Operating Expenses

Operating expenses for the second quarter increased 28.9%, primarily due to increased compensation and amortization costs as a result of the December 2013 acquisition of Hart Systems LLC, as well as acquisition costs related to the pending acquisition of substantially all of the Enterprise business of Motorola Solutions announced in April 2014. Acquisition and integration costs consist of transactions costs and integration costs.

Operating expenses are summarized below (in thousands, except percentages):

	Three Months Ended
Operating Expenses	June 28, 2014	June 29, 2013	Percent Change	Percent of Net Sales 2014	Percent of Net Sales 2013
Selling and marketing	$35,755	$33,830	5.7	12.4	13.5
Research and development	23,710	23,201	2.2	8.2	9.2
General and administrative	26,321	24,053	9.4	9.1	9.5
Amortization of intangible assets	2,667	1,863	4.2	0.9	0.7
Acquisition and integration costs	20,364	618	N/M	7.1	0.2
Exit and restructuring costs	287	1,101	(73.9)	0.1	0.4

Total operating expenses	$109,104	$84,666	28.9	37.8	33.5

Income Taxes

Effective income tax rate of 11.1% reflects the effect of acquisition and integration costs on income primarily in the U.S. These higher costs are resulting in a higher than normal percentage of income jurisdictions that have lower effective income tax rates.

Loss on Forward Rate Swaps

We entered into two tranches of forward interest rate swaps that will economically hedge the planned indebtedness related to the pending acquisition of the Enterprise business of Motorola Solutions announced in April 2014. The forward interest rate yield curve decreased between the time we traded the interest rate swaps and the second quarter close. Other expense for the second quarter increased principally due to the Loss on forward interest rate swap contracts. Accordingly, a loss of $2,433,000 was recognized in the Statement of Earnings as the swaps did not qualify for hedge accounting as of the second quarter close.

Results of Operations: Six months ended June 28, 2014 versus six months ended June 29, 2013

Consolidated Results of Operations

(Amounts in thousands, except percentages):

	Six Months Ended
	June 28,	June 29,	Percent	Percent of	Percent of
	2014	2013	Change	Net Sales - 2014	Net Sales - 2013
Net sales
Net sales of tangible products	$531,941	$465,030	14.4	92.2	94.9
Revenue from services & software	44,748	25,067	78.5	7.8	5.1

Total net sales	576,689	490,097	17.7	100.0	100.0
Cost of Sales
Cost of sales of tangible products	267,411	242,775	10.1	46.4	49.6
Cost of services & software	19,171	13,350	43.6	3.3	2.7

Total cost of sales	286,582	256,125	11.9	49.7	52.3

Gross profit	290,107	233,972	24.0	50.3	47.7
Operating expenses	203,634	169,555	20.1	35.3	34.6

Operating income	86,473	64,417	34.2	15.0	13.1
Other income (loss)	(1,931)	2,063	N/M	(0.3)	0.4

Income from continuing operations before income taxes	84,542	66,480	27.2	14.7	13.5
Income taxes	15,379	12,380	24.2	2.7	2.5

Income from continuing operations	69,163	54,100	27.8	12.0	11.0
Income from discontinued operations, net of tax	0	8	N/M	0.0	0.0

Net Income	$69,163	$54,108	27.8	12.0	11.0

Diluted earnings per share
Income from continuing operations	$1.35	$1.05	28.6
Income from discontinued operations	0.00	0.00	N/M

Net income	$1.35	$1.05	28.6

Consolidated Results of Operations – Year to date

Sales

Net sales for the first six months of 2014, compared with the corresponding 2013 period, increased 17.7% as a result of growth across all region and across all product categories, with notable increases in supplies, service contracts, and tabletop, desktop and mobile printers. Increased services and software revenue is primarily due to growth in services revenue attributable to both organic growth and the December 2013 acquisition of Hart Systems. The Europe, Middle East and Africa region benefited from improved business activity, with notable sales to retail customers. Movement in foreign currency, net of hedges, increased sales growth by $6,691,000.

Sales by product category were as follows (amounts in thousands, except percentages):

	Six Months Ended
Product Category	June 28, 2014	June 29, 2013	Percent Change	Percent of Net Sales – 2014	Percent of Net Sales – 2013
Hardware	$399,432	$345,630	15.6	69.3	70.6
Supplies	128,783	116,741	10.3	22.3	23.8
Service and software	44,748	25,067	78.5	7.8	5.1

Subtotal products	572,963	487,438	17.5	99.4	99.5
Shipping and handling	3,726	2,659	40.1	0.6	0.5

Total net sales	$576,689	$490,097	17.7	100.0	100.0

Sales to customers by geographic region were as follows (in thousands, except percentages):

	Six Months Ended
Geographic Region	June 28, 2014	June 29, 2013	Percent Change	Percent of Net Sales – 2014	Percent of Net Sales – 2013
Europe, Middle East and Africa	$185,639	$158,586	17.1	32.2	32.4
Latin America	50,844	47,454	7.1	8.8	9.7
Asia-Pacific	78,301	69,882	12.0	13.6	14.3

Total International	314,784	275,922	14.1	54.6	56.4
North America	261,905	214,175	22.3	45.4	43.6

Total net sales	$576,689	$490,097	17.7	100.0	100.0

Gross Profit

Gross margin of 50.3%, versus 47.7% for 2013, reflects the favorable impact of lower product costs, improved absorption of fixed costs, lower freight costs, and revenue related to the December 2013 acquisition of Hart Systems LLC. Favorable movements in foreign currency, net of hedges, increased sales for the first half of 2014 by $4,121,000.

Operating Expenses

Operating expenses for the first six months of 2014 increased 20.1% primarily as a result of increased compensation and amortization costs from the December 2013 acquisition of Hart Systems LLC, as well as acquisition costs related to the pending acquisition of substantially all of the Enterprise business of Motorola Solutions announced in April 2014. Acquisition and integration costs consist of transaction costs and integration costs.

Operating expenses are summarized below (in thousands, except percentages):

	Six Months Ended
Operating Expenses	June 28, 2014	June 29, 2013	Percent Change	Percent of Net Sales 2014	Percent of Net Sales 2013
Selling and marketing	$71,171	$67,345	5.7	12.3	13.7
Research and development	46,567	45,059	3.3	8.1	9.2
General and administrative	54,712	49,329	10.9	9.5	10.1
Amortization of intangible assets	5,339	3,726	43.3	0.9	0.8
Acquisition and integration costs	25,291	1,100	N/M	4.4	0.2
Exit and restructuring costs	554	2,996	(81.5)	0.1	0.6

Total operating expenses	$203,634	$169,555	20.1	35.3	34.6

Income Taxes

The effective income tax rate for the first six months of 2014 was 18.2% compared with 18.6% for the first six months of 2013.

Loss on Forward Rate Swaps

Other expense for the first six months of 2014 increased principally due to the Loss on forward interest rate swap contracts of $2,433,000 that was recognized in the second quarter close. Refer to the discussion above under the results of operations for the three months ended June 28, 2014.

Liquidity and Capital Resources

(Amounts in thousands, except percentages):

	Six Months Ended
Rate of Return Analysis:	June 28, 2014	June 29, 2013
Average cash and marketable securities balances	$472,188	$424,057
Annualized rate of return	0.3%	0.5%

As of June 28, 2014, Zebra had $528,581,000 in cash and investments and marketable securities, compared with $415,795,000 at December 31, 2013. Factors affecting cash and investment balances during the first six months of 2014 include the following (changes below include the impact of foreign currency):

•	Accounts receivable decreased $11,359,000 due to timing of receipts.

•	Stock option exercises and purchases under the stock purchase plan contributed $7,711,000.

Zebra earns a significant amount of our operating income outside of the U.S., which is deemed to be permanently reinvested in foreign jurisdictions.

On April 14, 2014, Zebra entered into a definitive agreement under which Zebra will acquire substantially all of the Enterprise business of Motorola Solutions, Inc. for $3.45 billion in an all-cash transaction. Zebra intends to fund the acquisition with a combination of approximately $200 million of available cash on hand and the issuance of $3.25 billion in new debt, a portion of which will be subject to variable interest rates. To mitigate our exposure to these variable interest rates, we entered into forward interest rate swap contracts that exchange variable-for-fixed cash flows with a single counterparty. The transaction is subject to customary closing conditions including regulatory approvals. The transaction is expected to be completed by the end of 2014.

Significant Customer

Our net sales to significant customers as a percentage of total net sales were as follows:

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Customer A	15.5%	15.7%	15.4%	16.1%
Customer B	12.4%	14.2%	12.5%	13.1%
Customer C	11.3%	12.2%	11.8%	12.0%

No other customer accounted for 10% or more of total net sales during these periods. The customers disclosed above are distributors (i.e. not end users) of Zebra’s products.

Safe Harbor

Forward-looking statements contained in this filing are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995 and are highly dependent upon a variety of important factors which could cause actual results to differ materially from those expressed or implied in such forward looking statements. These forward-looking statements are based on current expectations, forecasts and assumptions and are subject to the risks and uncertainties inherent in Zebra’s industry, market conditions, general domestic and international economic conditions and other factors. These factors include:

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

•	Zebra’s ability to purchase sufficient materials, parts and components to meet customer demand, particularly in light of global economic conditions,

•	The availability of credit and the volatility of capital markets, which may affect our suppliers and customers,

•	Success of integrating acquisitions, including the Hart Systems business we acquired in December 2013,

•	Interest rate and financial market conditions because of our large investment portfolio,

•	The impact of the percentage of cash and cash equivalents held outside the United States,

•	The effect of natural disasters on our business,

•	The impact of changes in foreign and domestic governmental policies, laws or regulations

•	Foreign exchange rates due to the large percentage of our international sales and operations,

•	The outcome of litigation in which Zebra may become involved, particularly litigation or claims related to infringement of third-party intellectual property rights and,

•	The outcome of any future tax matters.

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

There were no material changes in Zebra’s market risk during the quarter ended June 28, 2014. For additional information on market risk, refer to the “Quantitative and Qualitative Disclosures About Market Risk” section of our Form 10-K for the year ended December 31, 2013.

In the normal course of business, portions of Zebra’s operations are subject to fluctuations in currency values. We manage these risks using derivative financial instruments. See Note 9 to the Consolidated Financial Statements included in this report for further discussion of derivative instruments.

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

See Note 11 to the Consolidated Financial Statements included in this report.

Item 1A.	Risk Factors

Recent Developments

On April 14, 2014, Zebra Technologies Corporation, a Delaware corporation, (“Zebra” or “Company”) and Motorola Solutions, Inc., a Delaware corporation (“Motorola Solutions”), entered into a Master Acquisition Agreement (the “Master Acquisition Agreement”), an Intellectual Property Agreement and an Employee Matters Agreement (the “IP Agreement”, “Employee Matters Agreement” and collectively, the “Principal Agreements”). Upon the terms and subject to the conditions set forth in the Principal Agreements, which have been approved by our board of directors, we have agreed to acquire (the “Acquisition”) Motorola Solution’s Enterprise business (the “Enterprise business”). Certain assets of Motorola Solutions relating to the Enterprise business will be excluded from the transaction and retained by it, including Motorola Solution’s iDEN infrastructure business and other assets and certain liabilities as specified in the Principal Agreements. The Acquisition is structured as a combination of stock and asset sales and a merger of certain U.S. entities. Upon the closing of the Acquisition, we will pay to Motorola Solutions $3.45 billion in cash, subject to a working capital adjustment. In addition, we will assume certain liabilities related to the Enterprise business under the terms of the Principal Agreements.

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

We have agreed to use reasonable best efforts to obtain the Financing and Motorola Solutions agreed to reasonably cooperate in our efforts to obtain the Financing. There is no financing condition to the Acquisition. However, in the event of a Financing Failure (as defined in the Master Acquisition Agreement) and subsequent termination of the Master Acquisition Agreement, Motorola Solutions may be entitled to a termination fee in the amount of $250 million as Motorola Solution’s sole and exclusive remedy. In circumstances where the fee is not the sole and exclusive remedy, Motorola Solutions will have available to it all other remedies as permitted by the Master Acquisition Agreement.

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

Our use of derivative financial instruments to reduce interest rate risk associated with the Acquisition may result in added volatility in our quarterly operating results.

We do not hold or issue derivative financial instruments for trading purposes. However, we do utilize derivative financial instruments to reduce interest rate risk associated with the planned indebtedness for the Acquisition. To manage the planned variable interest rate risk, we entered into forward interest rate swap agreements, which will effectively convert a portion of our planned indebtedness into a fixed rate loan. Under generally accepted accounting principles, the fair values of the swap contracts, which will either be amounts receivable from or payable to counterparties, are reflected as either assets or liabilities on our Consolidated Balance Sheets. We record its fair value change in our Consolidated Statements of Earnings, as a component of “Other income (expense)”. The associated impact on our quarterly operating results is directly related to changes in prevailing interest rates. If interest rates increase, we would have a non-cash gain on the swaps, and vice versa. Consequently, these swap contracts will introduce volatility to our operating results.

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

If our business does not generate sufficient cash flows from operations or if future borrowings are not available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs, we may need to refinance all or a portion of our indebtedness on or before the maturity thereof, sell assets, reduce or delay capital investments or seek to raise additional capital, any of which could have a material adverse effect on our operations. In addition, we may not be able to affect any of these actions, if necessary, on commercially reasonable terms or at all. Our ability to restructure or refinance our indebtedness will depend on the condition of the capital and debt markets and our financial condition at such time. Any refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict business operations. The terms of anticipated or future debt instruments may limit or prevent us from taking any of these actions. In addition, any failure to make scheduled payments of interest and/or principal on outstanding indebtedness would likely result in a reduction of our credit rating, which could harm our ability to access additional capital on commercially reasonable terms or at all. Our inability to generate sufficient cash flow to satisfy our debt service obligations, or to refinance or restructure our obligations on commercially reasonable terms or at all, would have an adverse effect, which could be material, on our business, financial condition and results of operations, as well as on our ability to satisfy the obligations in respect of our indebtedness.

In addition to the other information included in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, and the factors identified under “Safe Harbor” at the end of Item 2 of Part I of this Quarterly Report on Form 10-Q, which could materially affect our business, financial condition, cash flows or results of operations. The risks described in our Annual Report on Form 10-K, are not the only risks facing Zebra. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, cash flows and/or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Treasury Shares

Zebra did not purchase shares of Zebra Class A Common Stock during the second quarter of 2014.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum number of shares that may yet be purchased under the program
April 2014 (March 30 – April 26)	0	$0.00	0	665,475
May 2014 (April 27 – May 24)	0	$0.00	0	665,475
June 2014 (May 25 – June 28)	0	$0.00	0	665,475

(1)	On November 4, 2011, Zebra’s Board authorized the purchase of up to an additional 3,000,000 shares under our stock repurchase program. This authorization does not have an expiration date.

(2)	During the second quarter, Zebra acquired 60,819 shares of Zebra Class A Common Stock through the withholding of shares necessary to satisfy tax withholding obligations upon the vesting of restricted stock awards. These shares were acquired at an average price of $72.40 per share.

Item 6.	Exhibits

10.1	2011 Zebra Technologies Corporation Long-Term Incentive Plan (Amended and Restated as of May 15, 2014). +

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from Zebra Technologies Corporation Quarterly Report on Form 10-Q, for the quarter ended June 28, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the consolidated balance sheets; (ii) the consolidated statements of earnings; (iii) the consolidated statements of comprehensive income; (iv) the consolidated statements of cash flows; and (v) notes to consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZEBRA TECHNOLOGIES CORPORATION

Date: August 5, 2014	By:	/s/ Anders Gustafsson
Anders Gustafsson
Chief Executive Officer

Date: August 5, 2014	By:	/s/ Michael C. Smiley
Michael C. Smiley
Chief Financial Officer