Form 10-Q
period 2014-09-27
ZEBRA TECHNOLOGIES CORP
filed 2014-11-05
CIK 877212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2014

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

As of October 24, 2014, there were 50,921,759 shares of Class A Common Stock, $.01 par value, outstanding.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

QUARTER ENDED SEPTEMBER 27, 2014

PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	September 27, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$60,214	$62,827
Investments and marketable securities	481,706	350,380
Accounts receivable, net	187,543	176,917
Inventories, net	139,621	121,023
Deferred income taxes	19,480	19,810
Income tax receivable	9,813	7,622
Prepaid expenses and other current assets	22,673	15,524

Total current assets	921,050	754,103

Property and equipment at cost, less accumulated depreciation and amortization	113,206	109,588
Goodwill	153,515	155,800
Other intangibles, net	61,032	68,968
Other assets	34,367	31,353

Total assets	$1,283,170	$1,119,812

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$46,083	$34,688
Accrued liabilities	83,035	61,962
Deferred revenue	18,965	15,506
Income taxes payable	10,131	6,898

Total current liabilities	158,214	119,054
Long-term deferred tax liability	27,387	25,492
Deferred rent	1,796	1,131
Other long-term liabilities	19,024	15,477

Total liabilities	206,421	161,154

Stockholders’ equity:
Class A Common Stock	722	722
Additional paid-in capital	153,026	143,295
Treasury stock	(660,294)	(678,456)
Retained earnings	1,586,986	1,502,878
Accumulated other comprehensive loss	(3,691)	(9,781)

Total stockholders’ equity	1,076,749	958,658

Total liabilities and stockholders’ equity	$1,283,170	$1,119,812

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Net sales:
Net sales of tangible products	$282,643	$249,919	$814,584	$714,949
Revenue from services and software	20,629	13,604	65,377	38,671

Total net sales	303,272	263,523	879,961	753,620

Cost of sales:
Cost of sales of tangible products	141,842	128,191	409,253	370,966
Cost of services and software	9,924	6,722	29,095	20,072

Total cost of sales	151,766	134,913	438,348	391,038

Gross profit	151,506	128,610	441,613	362,582

Operating expenses:
Selling and marketing	36,781	34,395	107,952	101,740
Research and development	25,225	22,376	71,792	67,435
General and administrative	24,741	22,452	79,453	71,781
Amortization of intangible assets	2,597	1,831	7,936	5,557
Acquisition and integration costs	35,326	268	60,617	1,368
Exit and restructuring costs	(120)	519	434	3,515

Total operating expenses	124,550	81,841	328,184	251,396

Operating income	26,956	46,769	113,429	111,186

Other income (expense):
Investment income (loss)	(2,448)	550	(1,648)	1,700
Foreign exchange loss	(83)	(173)	(332)	(733)
Forward swaps gain/(loss)	185	0	(2,248)	0
Other, net	196	(5)	147	1,468

Total other income (expense)	(2,150)	372	(4,081)	2,435

Income from continuing operations before income taxes	24,806	47,141	109,348	113,621
Income taxes	9,861	8,541	25,240	20,921

Income from continuing operations	14,945	38,600	84,108	92,700
Income from discontinued operations, net of tax	0	0	0	8

Net income	$14,945	$38,600	$84,108	$92,708

Basic earnings per share:
Income from continuing operations	$0.29	$0.76	$1.66	$1.82
Income from discontinued operations	0.00	0.00	0.00	0.00

Net income	$0.29	$0.76	$1.66	$1.82

Diluted earnings per share:
Income from continuing operations	$0.29	$0.76	$1.64	$1.81
Income from discontinued operations	0.00	0.00	0.00	0.00

Net income	$0.29	$0.76	$1.64	$1.81

Basic weighted average shares outstanding	50,835	50,590	50,615	50,808
Diluted weighted average and equivalent shares outstanding	51,461	50,924	51,251	51,171

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Net income	$14,945	$38,600	$84,108	$92,708
Other comprehensive income (loss):
Unrealized gains (losses) on hedging transactions, net of income taxes	4,352	(1,007)	5,741	345
Unrealized holding gains (losses) on investments, net of income taxes	240	433	736	(506)
Foreign currency translation adjustment	(191)	182	(387)	499

Comprehensive income	$19,346	$38,208	$90,198	$93,046

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Nine Months Ended
	September 27, 2014	September 28, 2013
Cash flows from operating activities:
Net income	$84,108	$92,708
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	27,223	23,312
Share-based compensation	10,304	9,372
Impairment of long term investment	2,333	0
Excess tax benefit from share-based compensation	(5,779)	(4,170)
Loss on sale of property and equipment	135	172
Deferred income taxes	4,509	4,888
Loss on forward interest rate swaps	2,248	0
Changes in assets and liabilities:
Accounts receivable, net	(10,810)	(6,641)
Inventories, net	(18,606)	16,702
Other assets	(10,859)	2,257
Accounts payable	7,975	(445)
Accrued liabilities	21,160	(6,256)
Deferred revenue	2,667	1,752
Income taxes	6,664	3,040
Other operating activities	6,406	298

Net cash provided by operating activities	129,678	136,989

Cash flows from investing activities:
Purchases of property and equipment	(20,023)	(13,522)
Acquisition of intangible assets	0	(1,500)
Purchase of long-term investments	(1,870)	(1,708)
Purchase of investments and marketable securities	(384,134)	(338,227)
Maturities of investments and marketable securities	44,158	41,021
Proceeds from sales of investments and marketable securities	211,975	223,905

Net cash used in investing activities	(149,894)	(90,031)

Cash flows from financing activities:
Purchase of treasury stock	0	(58,459)
Proceeds from exercise of stock options and stock purchase plan purchases	11,964	6,470
Excess tax benefit from share-based compensation	5,779	4,170

Net cash provided by (used in) financing activities	17,743	(47,819)

Effect of exchange rate changes on cash	(140)	317

Net decrease in cash and cash equivalents	(2,613)	(544)
Cash and cash equivalents at beginning of period	62,827	64,740

Cash and cash equivalents at end of period	$60,214	$64,196

Supplemental disclosures of cash flow information:
Income taxes paid	$12,656	$10,951

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

The consolidated balance sheet as of December 31, 2013, included in this Form 10-Q is taken from the audited consolidated balance sheet in our Form 10-K. These interim financial statements include all adjustments (of a normal, recurring nature) necessary to present fairly Zebra’s consolidated financial position as of September 27, 2014, the consolidated statements of earnings and consolidated statements of comprehensive income for the three and nine months ended September 27, 2014 and September 28, 2013 and the consolidated statements of cash flows for the nine months ended September 27, 2014 and September 28, 2013. These results, however, are not necessarily indicative of results for the full year.

On April 14, 2014, Zebra entered into a definitive agreement under which Zebra will acquire a portion of the Enterprise business of Motorola Solutions, Inc. for $3.45 billion in an all-cash transaction. Zebra completed the transaction on October 27, 2014. See Note 18 for more details. Zebra funded the acquisition with a combination of approximately $200 million of available cash on hand and the issuance of $3.25 billion in new debt.

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

In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as consider counterparty credit risk in the assessment of fair value. Included in our investment portfolio at September 27, 2014, is an auction rate security which is classified as available for sale and is reflected at fair value. Due to events in credit markets, however, the auction event for the instrument held by Zebra is failed. Therefore, the fair value of this security is estimated utilizing broker quotations, discounted cash flow analysis and other types of valuation adjustment methodologies at September 27, 2014. These analyses consider, among other items, the collateral underlying the security instruments, the creditworthiness of the counterparty, the timing of expected future cash flows, estimates of the next time the security is expected to have a successful auction, and Zebra’s intent and ability to hold such securities until credit markets improve. The security was also compared, when possible, to other securities with similar characteristics.

On October 1, 2011, Zebra deemed the auction rate security discussed above to be temporarily impaired and recorded the estimated value decline of $412,000 in other comprehensive income. As of September 27, 2014 Zebra decided to dispose of the security during the fourth quarter of 2014 and has deemed the investment to be permanently impaired and recorded a loss of $600,000.

Financial assets and liabilities carried at fair value as of September 27, 2014, are classified below (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
U.S. government and agency securities	$182,470	$0	$0	$182,470
Obligations of government-sponsored enterprises (1)	0	40,631	0	40,631
State and municipal bonds	0	49,022	0	49,022
Corporate securities	0	183,418	2,400	185,818
Other investments	0	23,765	0	23,765

Investments subtotal	182,470	296,836	2,400	481,706
Forward contracts (2)	$3,416	$6,206	$0	$9,622
Money market investments related to the deferred compensation plan	5,698	0	0	5,698

Total assets at fair value	$191,584	$303,042	$2,400	$497,026

Liabilities:
Forward interest rate swap contracts (3)	$0	$3,472	$0	$3,472
Liabilities related to the deferred compensation plan	5,698	0	0	5,698

Total liabilities at fair value	$5,698	$3,472	$0	$9,170

Financial assets and liabilities carried at fair value as of December 31, 2013, are classified below (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
U.S. government and agency securities	$89,626	$0	$0	$89,626
Obligations of government-sponsored enterprises (1)	0	33,510	0	33,510
State and municipal bonds	0	51,627	0	51,627
Corporate securities	0	163,832	2,588	166,420
Other investments	0	11,785	0	11,785

Investments subtotal	89,626	260,754	2,588	352,968
Money market investments related to the deferred compensation plan	4,827	0	0	4,827

Total assets at fair value	$94,453	$260,754	$2,588	$357,795

Liabilities:
Forward contracts (2)	$1,165	$1,578	$0	$2,743
Liabilities related to the deferred compensation plan	4,827	0	0	4,827

Total liabilities at fair value	$5,992	$1,578	$0	$7,570

1)	Includes investments in notes issued by the Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association, the Federal Farm Credit Banks and the Federal Home Loan Bank.

2)	The fair value of forward contracts are calculated as follows:

a.	Fair value of a collar or put option contract associated with forecasted sales hedges are calculated using bid and ask rates for similar contracts.

b.	Fair value of regular forward contracts associated with forecasted sales hedges are calculated using the period-end exchange rate adjusted for current forward points.

c.	Fair value of balance sheet hedges are calculated at the period end exchange rate adjusted for current forward points unless the hedge has been traded but not settled at period end. If this is the case, the fair value is calculated at the rate at which the hedge is being settled.

3)	The fair value of forward interest rate swap contracts is based upon a valuation model that uses relevant observable market inputs at quoted intervals, such as forward yield curves, and is adjusted for Zebra’s own credit risk and the interest rate swap terms.

The following table presents Zebra’s activity for assets measured at fair value on a recurring basis using significant unobservable inputs, Level 3, for the following periods (in thousands):

	Nine Months Ended
	September 27, 2014	September 28, 2013
Balance at beginning of the year	$2,588	$2,588
Transfers to Level 3	0	0
Total losses (realized or unrealized):
Included in earnings	(600)	0
Included in other comprehensive income (loss)	412	0
Purchases and settlements (net)	0	0

Balance at end of period	$2,400	$2,588

Total gains and (losses) for the period included in earnings attributable to the change in unrealized losses relating to assets still held at end of period	$(412)	$0

The following is a summary of short-term and long-term investments (in thousands):

	As of September 27, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government and agency securities	$182,354	$123	$(7)	$182,470
Obligations of government-sponsored enterprises	40,632	2	(3)	40,631
State and municipal bonds	48,914	113	(5)	49,022
Corporate securities	185,145	756	(83)	185,818
Other investments	23,762	15	(12)	23,765

Total investments	$480,807	$1,009	$(110)	$481,706

	As of December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government and agency securities	$89,617	$27	$(18)	$89,626
Obligations of government-sponsored enterprises	33,506	5	(1)	33,510
State and municipal bonds	51,573	82	(28)	51,627
Corporate securities	166,642	453	(675)	166,420
Other investments	11,771	15	(1)	11,785

Total investments	$353,109	$582	$(723)	$352,968

The maturity dates of investments are as follows (in thousands):

	As of September 27, 2014
	Amortized Cost	Estimated Fair Value
Less than 1 year	$135,482	$135,603
1 to 5 years	342,925	343,703
6 to 10 years	2,400	2,400
Thereafter	0	0

Total	$480,807	$481,706

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

Included in Zebra’s cash and investments and marketable securities are amounts held by foreign subsidiaries which are generally invested in U.S. dollar-denominated holdings. Zebra had foreign cash and investments of $330,895,000 as of September 27, 2014, and $251,658,000 as of December 31, 2013. Amounts held by foreign subsidiaries are generally subject to U.S. income taxation upon repatriation. Zebra does not see a need to repatriate these funds.

Note 4 – Accounts Receivable

The components of accounts receivable are as follows (in thousands):

	As of
	September 27, 2014	December 31, 2013
Accounts receivable, gross	$187,964	$177,370
Accounts receivable reserves	(421)	(453)

Accounts receivable, net	$187,543	$176,917

Note 5 – Inventories

The components of inventories are as follows (in thousands):

	As of
	September 27, 2014	December 31, 2013
Raw material	$27,184	$31,335
Work in process	578	415
Finished goods	119,736	101,834

Inventories, gross	147,498	133,584
Inventory reserves	(7,877)	(12,561)

Inventories, net	$139,621	$121,023

Note 6 — Goodwill and Other Intangible Assets

Intangible assets are as follows (in thousands):

	As of September 27, 2014
	Gross Amount	Accumulated Amortization	Net Amount
Current technology	$23,778	$(15,960)	$7,818
Patent and patent rights	29,569	(20,314)	9,255
Customer relationships	52,893	(8,934)	43,959

Other intangibles, net	$106,240	$(45,208)	$61,032

Amortization expense for the nine months ended September 27, 2014		$7,936

	As of December 31, 2013
	Gross Amount	Accumulated Amortization	Net Amount
Current technology	$23,778	$(14,060)	$9,718
Patent and patent rights	29,569	(17,919)	11,650
Customer relationships	52,893	(5,293)	47,600

Other intangibles, net	$106,240	$(37,272)	$68,968

Amortization expense for the nine months ended September 28, 2013		$5,557

Zebra had goodwill of $153,515,000 as of September 27, 2014 and $155,800,000 as of December 31, 2013.

In the fourth quarter 2013, Zebra acquired all of the outstanding membership interests in Hart Systems, LLC (a New York limited liability company) with $60,858,000 of the purchase price allocated to goodwill. As of September 27, 2014 the purchase price allocation was finalized and the amount of goodwill was reduced to $58,573,000 for adjustments related to deferred taxes. This acquisition is considered a separate reporting unit for purposes of Zebra’s goodwill impairment test.

We test goodwill for impairment on an annual basis or more frequently if we believe indicators of impairment exist. We performed our assessment in accordance with Accounting Standards update (ASU) 2011-08, which allows for the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether the fair value needs to be reassessed. We performed our qualitative assessment, which excluded Hart Systems, LLC, as of May 24, 2014 and determined that our goodwill was not impaired. Impairment testing for Hart Systems, LLC will occur in the fourth quarter of this year.

Note 7 – Other Assets

Other assets consist of the following (in thousands):

	As of
	September 27, 2014	December 31, 2013
Money market investments related to the deferred compensation plan	$5,698	$4,827
Long-term equity investments	20,915	21,242
Other long-term assets	2,099	1,522
Long-term investments and marketable securities	0	2,588
Long-term debt issuance cost	4,460	0
Deposits	1,195	1,174

Total	$34,367	$31,353

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

For the first nine months of 2014, we have incurred the following exit and restructuring costs related to the Location Solutions business management structure and manufacturing operations relocation and restructuring (in thousands):

Type of Cost	Cost incurred through December 31, 2013	Costs incurred for the nine months ended September 27, 2014	Total costs incurred as of September 27, 2014	Additional costs expected to be incurred	Total costs expected to be incurred
Severance, stay bonuses, and other employee-related expenses	$6,650	$434	$7,084	$0	$7,084
Professional services	180	0	180	0	180
Relocation and transition costs	20	0	20	0	20

Total	$6,850	$434	$7,284	$0	$7,284

Exit and restructuring costs for 2013 and 2014 are as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Severance, stay bonuses, and other employee-related expenses	$(120)	$440	$434	$3,338
Professional services	0	91	0	157
Relocation and transition costs	0	(12)	0	20

Total	$(120)	$519	$434	$3,515

Liabilities and expenses below relate to the 2012 exit and restructuring plan (in thousands):

	Nine Months Ended
	September 27, 2014	September 28, 2013
Balance at beginning of period	$1,252	$967
Charged to earnings	434	3,515
Cash paid	(1,275)	(3,962)

Balance at the end of period	$411	$520

Liabilities related to exit and restructuring activities are included in the accrued liabilities line item on the balance sheet. All exit costs are included in operating expenses under the line item exit and restructuring costs.

Note 9 – Derivative Instruments

Portions of our operations are subject to fluctuations in foreign exchange rates. We manage these risks using derivative financial instruments. We conduct business on a multinational basis in a wide variety of foreign currencies. Our exposure to market risk for changes in foreign currency exchange rates arises from international financing activities between subsidiaries, foreign currency denominated monetary assets and liabilities and transactions arising from international trade. Our objective is to preserve the economic value of non-functional currency denominated cash flows. We attempt to hedge transaction exposures with natural offsets to the fullest extent possible and, once these opportunities have been exhausted, through foreign exchange forward and option contracts with third parties.

In addition, we have exposure to market risk for changes in interest rates resulting from the announced acquisition of the Enterprise business of Motorola Solutions, Inc. In June 2014, we entered into a commitment letter for a new variable rate credit facility to fund the announced acquisition and we also entered into two tranches of floating-to-fixed forward interest rate swaps to hedge the interest rate risk. In July 2014, we designated these forward interest rate swaps as cash flow hedges of interest rate exposure associated with variability in future cash flows on our variable rate commitment. Changes in fair value of the forward interest rate swaps that are effective at offsetting variability in the future cash flows are recognized in other comprehensive income (loss). Ineffectiveness is immediately recognized in earnings.

The fair value of the forward interest rate swap contracts is estimated using market quoted forward interest rates for the London Interbank Offered Rate “LIBOR” at the balance sheet date and the application of such rates subject to the interest rate swap terms. In accordance with ASC 815 we recognize derivative instruments and hedging activities as either assets or liabilities on the balance sheet and measure them at fair value. Gains and losses resulting from changes in fair value are accounted for depending on the use of the derivative and whether it is designated as and qualifies for hedge accounting.

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

Fair Value of Derivative Instruments

Zebra has determined derivative instruments for hedges that have traded but have not settled are considered Level 1 in the fair value hierarchy, and hedges that have not traded are considered Level 2 in the fair value hierarchy. Derivative instruments are used to manage risk and are not used for trading or other speculative purposes, nor do we use leveraged derivative financial instruments. Our foreign currency exchange and forward interest-rate swap contracts are valued using broker quotations or market transactions in either the listed or over-the-counter markets.

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

Summary financial information related to these activities included in our consolidated statement of earnings as other income (expense) is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2014	2013	2014	2013
Change in gains (losses) from foreign exchange derivatives	$3,211	$(1,611)	$3,752	$(892)
Gain (loss) on net foreign currency assets	(3,294)	1,438	(4,084)	159

Foreign exchange loss	$(83)	$(173)	$(332)	$(733)

	As of
	September 27, 2014	December 31, 2013
Notional balance of outstanding contracts:
Pound/US dollar	£2,942	£0
Euro/US dollar	€36,786	€41,021
Net fair value of outstanding contracts	$(135)	$33

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

Summary financial information related to the cash flow hedges is as follows (in thousands):

	As of
	September 27, 2014	September 28, 2013
Unrealized gains on anticipated sales hedging:
Gross	$8,196	$448
Income tax expense	1,674	103

Net	$6,522	$345

Summary financial information related to the cash flow hedges of future revenues is as follows (in thousands, except percentages):

	As of
	September 27, 2014	December 31, 2013
Notional balance of outstanding contracts versus the dollar	€91,860	€85,627
Hedge effectiveness	100%	100%

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Net gains (losses) included in net sales	$421	$(1,135)	$(1,507)	$(3,082)

Forward Contracts

We record our forward contracts at fair value on our consolidated balance sheet as a current asset or current liability, depending upon the fair value calculation as detailed in Note 2 of Zebra’s financial statements. The amounts recorded on our consolidated balance sheet are as follows (in thousands):

	As of
	September 27, 2014	December 31, 2013
Assets:
Prepaid expenses and other current assets	$9,622	$0

Total	$9,622	$0

Liabilities:
Accrued liabilities	$0	$2,743

Total	$0	$2,743

Forward Interest Rate Swaps

The forward interest rate swaps hedge the interest rate risk associated with the variable rate commitment entered into for the announced acquisition of the Enterprise business of Motorola Solutions, Inc.

These forward interest rate swaps were used to economically hedge interest rate risk associated with the variable rate commitment until July 30, 2014, and as such, changes in their fair value were recognized in earnings in other income (expense). Effective July 30, 2014, these forward interest rate swaps were designated as cash flow hedges of interest rate exposure associated with variability in future cash flows on the variable rate commitment. Subsequent to the hedge designation, the effective portion of changes in their fair value is recognized in other comprehensive income (loss) and the ineffective portion is recognized in earnings in other income (expense). The effective portion recognized in other comprehensive income (loss) will be reclassified to earnings as interest expense in other income (expense) as the interest payments under the committed variable rate credit facility affect earnings.

The location of the forward interest rate swaps designated in a hedge relationship is as follows (in thousands):

	As of
	September 27, 2014	December 31, 2013
Liabilities:
Other long-term liabilities	$3,472	$0

Total	$3,472	$0

The volume of the forward interest rate swaps designated in a hedge relationship is as follows (in thousands):

	As of
	September 27, 2014	December 31, 2013
Notional balance of outstanding contracts	$3,339,000	$0

Zebra entered into a series of forward starting swaps, each with a term of one year, with the following notional amounts per year (in thousands):

Year 2015	$1,010,000
Year 2016	$697,000
Year 2017	$544,000
Year 2018	$544,000
Year 2019	$272,000
Year 2020	$272,000
Notional balance of outstanding contracts	$3,339,000

The gain (loss) recognized on the forward interest rate swaps not designated in a hedge relationship is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Gain (loss) on forward interest-rate swaps	$185	$0	$(2,248)	$0

The gain (loss) recognized in other comprehensive income (loss) on the forward interest rate swaps designated in a hedging relationship is as follows (in thousands):

	As of
	September 27, 2014	September 28, 2013
Unrealized loss on forward interest rate swap hedging:
Gross	$(1,224)	$0
Income tax benefit	(443)	0

Net	$(781)	$0

No gain (loss) was reclassified from accumulated other comprehensive income (loss) into earnings on the forward interest rate swaps designated in a hedging relationship during the three months and nine months ended September 27, 2014.

At September 27, 2014, we expect that approximately $1,077,980 in losses on the forward interest rate swaps designated in a hedging relationship will be reclassified from accumulated other comprehensive loss into earnings during the next 12 months.

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

The following table is a summary of Zebra’s accrued warranty obligation (in thousands), which is included in accrued liabilities:

	Nine Months Ended
	September 27, 2014	September 28, 2013
Balance at the beginning of the year	$4,125	$4,252
Warranty expense	5,798	5,417
Warranty payments	(5,498)	(5,520)

Balance at the end of the period	$4,425	$4,149

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

Note 12 – Stockholders’ Equity

Share count and par value data related to stockholders’ equity are as follows:

	As of
	September 27, 2014	December 31, 2013
Preferred Stock
Par value per share	$0.01	$0.01
Shares authorized	10,000,000	10,000,000
Shares outstanding	0	0
Common Stock—Class A
Par value per share	$0.01	$0.01
Shares authorized	150,000,000	150,000,000
Shares issued	72,151,857	72,151,857
Shares outstanding	50,914,361	50,349,546
Treasury stock
Shares held	21,237,496	21,802,311

During the nine-month period ended September 28, 2013, Zebra purchased 1,268,761 shares of common stock for $58,459,233 under a board authorized share repurchase plan. Zebra did not purchase shares of its common stock for the nine months ended September 27, 2014.

A roll forward of Class A common shares outstanding is as follows:

	Nine Months Ended
	September 27, 2014	September 28, 2013
Balance at the beginning of the year	50,349,546	50,908,267
Repurchases	0	(1,268,761)
Stock option and ESPP issuances	511,163	532,777
Restricted share issuances	125,626	238,325
Restricted share forfeitures	(6,733)	(15,973)
Shares withheld for tax obligations	(65,241)	(165,059)

Balance at the end of the period	50,914,361	50,229,576

Note 13 – Earnings Per Share

Earnings per share were computed as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Weighted average shares:
Weighted average common shares outstanding	50,835	50,590	50,615	50,808
Effect of dilutive securities outstanding	626	334	636	363

Diluted weighted average shares outstanding	51,461	50,924	51,251	51,171

Earnings (loss):
Income from continuing operations	$14,945	$38,600	$84,108	$92,700
Income from discontinued operations	0	0	0	8

Net income	$14,945	$38,600	$84,108	$92,708

Basic per share amounts:
Income from continuing operations	$0.29	$0.76	$1.66	$1.82
Income from discontinued operations	0.00	0.00	0.00	0.00

Net income	$0.29	$0.76	$1.66	$1.82

Diluted per share amounts:
Income from continuing operations	$0.29	$0.76	$1.64	$1.81
Income from discontinued operations	0.00	0.00	0.00	0.00

Net income	$0.29	$0.76	$1.64	$1.81

Potentially dilutive securities excluded from the earnings per share calculation consist of stock options and stock appreciation rights (SARs) with an exercise price greater than the average market closing price of the Class A common stock. These excluded options and SARs were as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Potentially dilutive shares	0	351,000	179,760	879,000

Note 14 – Share-Based Compensation

Zebra has a share-based compensation plan and a stock purchase plan. Zebra recognizes compensation costs using the straight-line method over the vesting period of up to 5 years.

The compensation expense and the related tax benefit for share-based payments were included in the Consolidated Statement of Earnings as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Cost of sales	$243	$140	$725	$600
Selling and marketing	612	491	1,681	1,497
Research and development	381	406	1,121	1,190
General and administrative	1,958	1,831	6,777	6,085

Total compensation	$3,194	$2,868	$10,304	$9,372

Income tax benefit	$1,077	$985	$3,511	$3,237

Cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized (excess tax benefits) are classified as financing cash flows in the statement of cash flows. The tax benefits classified as financing cash flows for the nine months ended September 27, 2014 were $5,779,000 and for the nine months ended September 28, 2013 were $4,170,000.

The fair value of share-based compensation is estimated on the date of grant using a binomial model. Volatility is based on an average of the implied volatility in the open market and the annualized volatility of Zebra stock prices over our entire stock history. Stock option grants in the table below include both stock options, all of which were non-qualified, and stock appreciation rights (SARs) that will be settled in Zebra stock. Restricted stock grants are valued at the market closing price on the date of the grant. The following table shows the weighted-average assumptions used for grants of SARs as well as the fair value of the grants based on those assumptions:

	Nine Months Ended
	September 27, 2014	September 28, 2013
Expected dividend yield	0%	0%
Forfeiture rate	10.32%	10.31%
Volatility	34.92%	32.00%
Risk free interest rate	1.73%	.82%
Range of interest rates	0.02% - 2.61%	0.02% - 1.78%
Expected weighted-average life	5.36 years	5.42 years
Fair value of stock appreciation rights (SARs) granted	$4,600,000	$4,443,000
Weighted-average grant date fair value of SARs granted	$25.00	$13.83

Stock option activity was as follows:

	Nine Months Ended September 27, 2014
Options	Shares	Weighted-Average Exercise Price
Outstanding at beginning of year	956,502	$42.77
Exercised	(355,640)	44.49

Outstanding at end of period	600,862	$41.76

Exercisable at end of period	600,862	$41.76

Intrinsic value of exercised options	$9,451,000

The following table summarizes information about stock options outstanding at September 27, 2014:

	Outstanding	Exercisable
Aggregate intrinsic value	$17,481,000	$17,481,000
Weighted-average remaining contractual term	1.9 years	1.9 years

SAR activity was as follows:

	Nine Months Ended September 27, 2014
SARs	Shares	Weighted-Average Exercise Price
Outstanding at beginning of year	1,402,784	$36.36
Granted	183,932	74.69
Exercised	(245,454)	33.82
Forfeited	(20,674)	49.07

Outstanding at end of period	1,320,588	$41.97

Exercisable at end of period	607,616	$33.14

Intrinsic value of exercised SARs	$9,958,000

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

The following table summarizes information about SARs outstanding at September 27, 2014:

	Outstanding	Exercisable
Aggregate intrinsic value	$38,828,000	$22,910,000
Weighted-average remaining contractual term	7.2 years	6.3 years

Restricted stock award activity granted under the Plans, are as follows:

	Nine Months Ended September 27, 2014
Restricted Stock Awards	Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of year	435,377	$40.92
Granted	121,132	74.28
Released	(150,618)	43.16
Forfeited	(8,144)	52.80

Outstanding at end of period	397,747	$50.00

The terms of Zebra’s restricted stock grants are defined in the Plans and the applicable award agreements. Restricted grants consist of time vested restricted stock awards (RSA’s), restricted stock units (RSU’s) and performance share awards (PSA’s). Zebra’s restricted stock awards and units are expensed over the vesting period of the related award, typically three to five years. Compensation cost is calculated as the market date fair value on the grant date multiplied by the number of shares granted. Restricted stock units of 8,992 were granted in the first nine months of 2014.

Performance share award activity granted under the Plans, are as follows:

	Nine Months Ended September 27, 2014
Performance Share Awards	Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of year	195,159	$42.25
Granted	4,323	69.41
Released	(33,535)	41.45
Forfeited	(20,555)	41.45

Outstanding at end of period	145,392	$43.36

As of
September 27, 2014
Awards granted under Zebra’s equity-based compensation plans:
Unearned compensation costs related to awards granted	$19,545,000
Period expected to be recognized over	2.2 years

The fair value of the purchase rights issued under the stock purchase plan is estimated using the following weighted-average assumptions for purchase rights granted. Expected lives of three months to one year have been used along with these assumptions.

	Nine Months Ended
	September 27, 2014	September 28, 2013
Fair market value	$63.42	$41.69
Option price	$60.25	$39.61
Expected dividend yield	0%	0%
Expected volatility	31%	17%
Risk free interest rate	0.06%	0.05%

Note 15 – Income Taxes

Zebra has identified, evaluated, and measured the amount of income tax benefits to be recognized for all of our income tax positions. Included in deferred tax assets are amounts related to federal and state net operating losses that resulted from our acquisition of WhereNet Corp in 2007. We intend to utilize these net operating loss carryforwards to offset future income taxes prior to expiration. Under the United States Tax Reform Act of 1986, the amount of benefits from net operating loss carryforwards may be impaired or limited in certain circumstances, including significant changes in ownership interests. The company has reviewed the impact of ownership changes and believes that this will not have an impact on the realizability on the related deferred tax asset recorded as of September 27, 2014.

Zebra earns a significant amount of our operating income outside of the U.S., which is deemed to be permanently reinvested in foreign jurisdictions. We do not intend to repatriate funds nor do we need to fund U.S. operations. Repatriation would result in higher effective tax rates.

In 2014, we completed an audit of the 2011 and 2012 US Federal income tax returns with no material impact on the financial statements. Various tax years remain open to examination by multiple state taxing jurisdictions. Tax authorities in the United Kingdom have completed income tax audits for tax years through 2011 with no material impact on the financial statements.

At September 27, 2014 Zebra’s unrealized tax benefit was $4,000. Zebra’s continuing practice is to recognize interest and/or penalties related to income tax matters as part of income tax expense. For the nine months ended September 27, 2014 and September 28, 2013, we did not accrue any interest or penalties into income tax expense.

	Three Months Ended		Nine months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Effective tax rate	39.8%	18.1%	23.1%	18.4%

The effective income tax rate for the first nine months of 2014 was 23.1% compared with 18.4% for 2013. The change in the tax rate was driven by a change in the UK tax laws related to intercompany debt which resulted in a one-time charge of $5,900,000 and additional tax expense for the current quarter of $2,600,000 during Q3. We expect this charge to be reversed in the fourth quarter as a result of the issuance of the Motorola Enterprise acquisition debt. See Notes 18 for details. In addition, the third quarter rate was decreased by the significant acquisition expenses incurred primarily in the United States.

Note 16 – Other Comprehensive Income

Stockholders’ equity includes certain items classified as accumulated other comprehensive income (AOCI), including:

•	Unrealized gains (losses) on anticipated sales hedging transactions relate to derivative instruments used to hedge the currency exchange rates for forecasted euro sales and interest rates on variable rate commitments. These hedges are designated as cash flow hedges, and we have deferred income statement recognition of gains and losses until the hedged transaction occurs. See Note 9 for more details.
•	Unrealized gains (losses) on forward interest rate swap hedging transactions refers to the hedging of the interest rate risk associated with the variable rate commitment entered into for the acquisition of the Enterprise business of Motorola Solutions, Inc. See Note 9 for more details.
•	Unrealized gains (losses) on investments are deferred from income statement recognition until the gains or losses are realized.
•	Foreign currency translation adjustment relates to our non-U.S. subsidiary companies that have designated a functional currency other than the U.S. dollar. We are required to translate the subsidiary functional currency financial statements to dollars using a combination of historical, period-end, and average foreign exchange rates. This combination of rates creates the foreign currency translation adjustment component of other comprehensive income.

The components of other comprehensive loss for the three months ended September 27, 2014 are as follows (in thousands):

	As of June 28, 2014	Gain (Loss) recognized in OCI	Gain (Loss) reclassified from AOCI to income		Three Months ended September 27, 2014	As of September 27, 2014
Unrealized gains (losses) on anticipated sales hedging transactions:
Gross	$(594)	$6,304	$113	(1)	$6,417	$5,823
Income tax (benefit)	(119)	1,260	24		1,284	1,165

Net	(475)	5,044	89		5,133	4,658

Unrealized gains (losses) forward interest rate swaps hedging transactions:
Gross	0	(1,224)	0	(2)	(1,224)	(1,224)
Income tax (benefit)	0	(443)	0		(443)	(443)

Net	0	(781)	0		(781)	(781)

Unrealized gains (losses) on investments:
Gross	526	(67)	443	(3)	376	902
Income tax (benefit)	108	(22)	158		136	244

Net	418	(45)	285		240	658

Foreign currency translation adjustments	(8,035)	(191)	0	(4)	(191)	(8,226)

Total accumulated other comprehensive gains (losses)	$(8,092)	$4,027	$374		$4,401	$(3,691)

	As of June 29, 2013	Gain (Loss) recognized in OCI	Gain (Loss) reclassified from AOCI to income		Three Months ended September 28, 2013	As of September 28, 2013
Unrealized gains (losses) on anticipated sales hedging transactions:
Gross	$(821)	$(563)	$(749	)(1)	$(1,312)	$(2,133)
Income tax (benefit)	(191)	(118)	(187)		(305)	(496)

Net	(630)	(445)	(562)		(1,007)	(1,637)

Unrealized gains (losses) on investments:
Gross	(844)	518	106	(3)	624	(220)
Income tax (benefit)	(283)	157	34		191	(92)

Net	(561)	361	72		433	(128)

Foreign currency translation adjustments	(8,404)	182	0	(4)	182	(8,222)

Total accumulated other comprehensive gains (losses)	$(9,595)	$98	$(490)		$(392)	$(9,987)

(1)	Transfer of unrealized gains and (losses) from AOCI to income on anticipated sales hedging transactions are included in net sales of tangible products.
(2)	Transfer from AOCI to income and (losses) on forward interest rate swap hedging transactions are reported in forward swaps gain (loss).
(3)	Transfer of unrealized gains and (losses) from AOCI to income on investments are included in investment income.
(4)	Transfer of foreign currency translation gains and (losses) from AOCI to income, are included in foreign exchange.

The components of other comprehensive loss for the nine months ended September 27, 2014 are as follows (in thousands):

	As of December 31, 2013	Gain (Loss) recognized in OCI	Gain (Loss) reclassified from AOCI to income		Nine Months ended September 27, 2014	As of September 27, 2014
Unrealized gains (losses) on anticipated sales hedging transactions:
Gross	$(2,373)	$9,892	$(1,696	)(1)	$8,196	$5,823
Income tax (benefit)	(509)	2,039	(365)		1,674	1,165

Net	(1,864)	7,853	(1,331)		6,522	4,658

Unrealized gains (losses) forward interest rate swaps hedging transactions:
Gross	0	(1,224)	0	(2)	(1,224)	(1,224)
Income tax (benefit)	0	(443)	0		(443)	(443)

Net	0	(781)	0		(781)	(781)

Unrealized gains (losses) on investments:
Gross	(151)	536	517	(3)	1,053	902
Income tax (benefit)	(73)	139	178		317	244

Net	(78)	397	339		736	658

Foreign currency translation adjustments	(7,839)	(380)	(7	)(4)	(387)	(8,226)

Total accumulated other comprehensive gains (losses)	$(9,781)	$7,089	$(999)		$6,090	$(3,691)

	As of December 31, 2012	Gain (Loss) recognized in OCI	Gain (Loss) reclassified from AOCI to income		Nine Months ended September 28, 2013	As of September 28, 2013
Unrealized gains (losses) on anticipated sales hedging transactions:
Gross	$(2,581)	$3,096	$(2,648	)(1)	$448	$(2,133)
Income tax (benefit)	(599)	765	(662)		103	(496)

Net	(1,982)	2,331	(1,986)		345	(1,637)

Unrealized gains (losses) on investments:
Gross	540	(1,140)	380	(3)	(760)	(220)
Income tax (benefit)	162	(373)	119		(254)	(92)

Net	378	(767)	261		(506)	(128)

Foreign currency translation adjustments	(8,721)	390	109	(4)	499	(8,222)

Total accumulated other comprehensive gains (losses)	$(10,325)	$1,954	$(1,616)		$338	$(9,987)

(1)	Transfer of unrealized gains and (losses) from AOCI to income on anticipated sales hedging transactions are included in net sales of tangible products.
(2)	Transfer from AOCI to income and (losses) on forward interest rate swap hedging transactions are reported in forward swaps gain (loss).
(3)	Transfer of unrealized gains and (losses) from AOCI to income on investments are included in investment income.
(4)	Transfer of foreign currency translation gains and (losses) from AOCI to income, are included in foreign exchange.

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

Note 18 – Subsequent Events

Private Offering & New Credit Facilities

On October 15, 2014, Zebra completed its previously announced private offering of $1.05 billion aggregate principal amount of 7.25% Senior Notes due 2022 (the “Notes”). The Notes are governed by the terms of an indenture, dated as of October 15, 2014, by and among Zebra and U.S. Bank National Association, as trustee. Interest on the Notes will be payable in cash on April 15 and October 15 of each year, commencing on April 15, 2015.

On October 27, 2014, Zebra entered into a new credit agreement which provides for a term loan of $2.2 billion (the “Term Loan”) and a revolving credit facility of $250.0 million (the “Revolving Credit Facility”). Zebra is required to make scheduled quarterly payments each equal to 0.25% of the original principal amount of the Term Loan, with the balance due on the seventh anniversary of the closing date of the Acquisition (see below for further description of this acquisition). The Term Loan accrues interest at a variable rate of LIBOR (subject to a floor of 0.75% per annum) plus a margin of 4.0%.

Certain domestic subsidiaries of Zebra (the “Guarantors”) guarantee the Notes, the Term Loan and the Revolving Credit Facility on a senior unsecured basis beginning on the date of close of the acquisition of the Enterprise Business (see below for further description of this acquisition).

The indenture governing the Notes and the agreements governing Zebra’s other indebtedness impose certain operating and financial restrictions on our activities. Zebra will be required, during certain periods where outstanding revolving loans under the Revolving Credit Facility exceed a certain threshold, to maintain a total secured net leverage ratio calculated pursuant to a financial maintenance covenant under the senior credit agreement governing the Revolving Credit Facilities.

Business Combination

On October 27, 2014, Zebra completed its acquisition of the Enterprise Business under the terms of the previously announced Acquisition Agreements with Motorola Solutions Inc. (“MSI”) for a preliminary purchase price of $3.45 billion. This acquisition will transform Zebra into a leading provider of solutions that deliver greater intelligence and insights into our customers’ enterprises and extending value chains. The Enterprise Business will generate significant value for our shareholders by driving further product innovation and deeper engagement with our customers and partners. It positions Zebra as a leading technology innovator, with the accelerating convergence of mobility, data analytics and cloud computing. This transaction will enable Zebra to further sharpen its strategic focus on providing mission-critical solutions for its customers. On April 14, 2014, Zebra entered into the Acquisition Agreements with MSI pursuant to which we agreed to acquire the Enterprise Business. Certain assets historically associated with the Enterprise Business have been retained by MSI, including MSI’s iDEN infrastructure business, and other assets and certain liabilities as specified by the definitive agreement. The acquisition is structured as a combination of stock and asset sales and a merger of certain US entities, resulting in 100% ownership of the Enterprise Business.

At the closing of the Acquisition, the Term Loan was drawn in full and the Revolving Credit Facility remained undrawn. The proceeds from the Notes and Term Loan together with cash on hand were used to finance the Acquisition and related fees and expenses.

The final determination of the purchase price allocation is expected to be completed as soon as practicable after consummation of the Acquisition. Due to the limited time between the acquisition date and the filing of this Quarterly

Report on Form 10-Q, it is not practicable for Zebra to disclose: (i) the allocation of purchase price to assets acquired and liabilities assumed as of the date of close, and (ii) pro forma revenues and earnings of the combined company for the period ended September 27, 2014.

Tax Event

During 2012, Zebra established a foreign holding company and restructured the structure of its foreign affiliates. The new structure introduced leverage which favorably impacted Zebra’s effective tax rate and the Company recorded a benefit of $5,900,000 during the first two quarters of 2014. However, due to the change in UK tax law, the Company has recorded a charge of $5,900,000 in the third quarter of 2014. As a result of the acquisition transaction of the Enterprise business of Motorola Solutions, Inc. closing on October 27, 2014, the Company will reverse this income tax charge in the fourth quarter of 2014. In addition, since the company did not record a benefit from interest expense in the third quarter, the related benefit of $2,600,000 will be recorded in the fourth quarter in addition to the benefit from fourth quarter interest expense.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations: Third Quarter of 2014 versus Third Quarter of 2013

Consolidated Results of Operations

(Amounts in thousands, except percentages):

	Three Months Ended
	September 27,	September 28,	Percent	Percent of	Percent of
	2014	2013	Change	Net Sales - 2014	Net Sales - 2013
Net sales
Net sales of tangible products	$282,643	$249,919	13.1	93.2	94.8
Revenue from services & software	20,629	13,604	51.6	6.8	5.2

Total net sales	303,272	263,523	15.1	100.0	100.0
Cost of Sales
Cost of sales of tangible products	141,842	128,191	10.6	46.7	48.6
Cost of services & software	9,924	6,722	47.6	3.3	2.6

Total cost of sales	151,766	134,913	12.5	50.0	51.2

Gross profit	151,506	128,610	17.8	50.0	48.8
Operating expenses	124,550	81,841	52.2	41.1	31.1

Operating income	26,956	46,769	(42.4)	8.9	17.7
Other expense	(2,150)	372	N/M	(0.7)	0.1

Income from continuing operations before income taxes	24,806	47,141	(47.4)	8.2	17.8
Income taxes	9,861	8,541	15.5	3.3	3.2

Income from continuing operations	14,945	38,600	(61.3)	4.9	14.6
Income from discontinued operations, net of tax	0	0	N/M	0.0	0.0

Net income	$14,945	$38,600	(61.3)	4.9	14.6

Diluted earnings per share:
Income from continuing operations	$0.29	$0.76	(61.8)
Income from discontinued operations	0.00	0.00	N/M

Net income	$0.29	$0.76	(61.8)

Consolidated Results of Operations – Third quarter

Sales

Net sales growth of 15.1% for the third quarter of 2014, compared with the corresponding 2013 quarter, reflects sales growth to record levels in all geographic regions. The company had notable growth in shipments of tabletop, desktop, mobile and card printers. The increase in service and software revenue is due to both organic growth and the December 2013 acquisition of Hart Systems LLC. Movement in foreign currency, net of hedges, increased sales by $2,862,000.

Sales by product category were as follows (amounts in thousands, except percentages):

	Three Months Ended
Product Category	September 27, 2014	September 28, 2013	Percent Change	Percent of Net Sales 2014	Percent of Net Sales 2013
Hardware	$215,700	$186,721	15.5	71.2	70.8
Supplies	65,643	61,897	6.1	21.6	23.5
Service and software	20,629	13,604	51.6	6.8	5.2

Subtotal products	301,972	262,222	15.2	99.6	99.5
Shipping and handling	1,300	1,301	(0.1)	0.4	0.5

Total net sales	$303,272	$263,523	15.1	100.0	100.0

Sales to customers by geographic region were as follows (in thousands, except percentages):

	Three Months Ended
Geographic Region	September 27, 2014	September 28, 2013	Percent Change	Percent of Net Sales 2014	Percent of Net Sales 2013
Europe, Middle East and Africa	$94,375	$79,225	19.1	31.1	30.1
Latin America	29,060	26,252	10.7	9.6	10.0
Asia-Pacific	45,705	41,922	9.0	15.1	15.9

Total International	169,140	147,399	14.7	55.8	56.0
North America	134,132	116,124	15.5	44.2	44.0

Total net sales	$303,272	$263,523	15.1	100.0	100.0

Gross Profit

Gross margin of 50.0%, versus 48.8%, for 2013, reflects the favorable impact of lower product costs, improved absorption of fixed costs from higher sales and a reduction in freight costs. Favorable movements in foreign currency, net of hedges, increased third quarter gross profit by $1,668,000.

Operating Expenses

Operating expenses for the third quarter increased 52.2% primarily due to acquisition and integration costs related to the acquisition of the Enterprise business of Motorola Solutions, which was announced in April 2014. Zebra completed the transaction on October 27, 2014.

Operating expenses are summarized below (in thousands, except percentages):

	Three Months Ended
Operating Expenses	September 27, 2014	September 28, 2013	Percent Change	Percent of Net Sales 2014	Percent of Net Sales 2013
Selling and marketing	$36,781	$34,395	6.9	12.1	13.1
Research and development	25,225	22,376	12.7	8.3	8.5
General and administrative	24,741	22,452	10.2	8.2	8.5
Amortization of intangible assets	2,597	1,831	41.8	0.9	0.7
Acquisition and integration costs	35,326	268	N/M	11.6	0.1
Exit and restructuring costs	(120)	519	N/M	N/M	0.2

Total operating expenses	$124,550	$81,841	52.2	41.1	31.1

Other income (expense)

Zebra’s non-operating income and expense items are summarized in the following table (in thousands):

	Three Months Ended
	September 27, 2014	September 28, 2013
Investment income (loss)	$(2,448)	$550
Foreign exchange loss	(83)	(173)
Forward swaps gain (loss)	185	0
Other, net	196	5

Total other income (expense)	$(2,150)	$372

The increase in other expense is primarily due to a $2,300,000 impairment recorded during the third quarter of 2014 associated with a minority investment.

Forward Interest Rate Swaps

Zebra entered into two tranches of forward interest rate swaps that will economically hedge the interest rate risk associated with the variable rate commitment entered into for the announced acquisition of the Enterprise business of Motorola Solutions, Inc. These forward interest rate swaps did not qualify for hedge accounting prior to July 30, 2014, and as such, were recognized at their fair value through the statement of earnings in other income (expense) prior to this date. Subsequent to July 30, 2014, the interest rate swaps qualified for hedge accounting and an unrealized loss of $1,224,000 was recorded in comprehensive income and a realized gain of $185,000 was recognized in the statement of earnings on the swap for the three months ended September 27, 2014.

Income Taxes

The effective income tax rate for the third quarter of 2014 was 39.8% versus 18.1% for the third quarter of 2013. During the third quarter of 2014, a change in the UK tax laws relating to intercompany debt resulted in a one-time charge of $5,900,000 and additional tax expense of $2,600,000 for the current quarter. We expect this charge to be reversed in the fourth quarter as a result of the issuance of the Motorola Enterprise acquisition debt. See Notes 15 and 18 for details. In addition, the third quarter rate was decreased by the significant acquisition expenses incurred primarily in the United States. The effective tax rate for the third quarter before the UK law change and without the acquisition expenses would have been 21.8%.

Results of Operations: Nine months ended September 27, 2014 versus nine months ended September 28, 2013

Consolidated Results of Operations

(Amounts in thousands, except percentages):

	Nine Months Ended
	September 27,	September 28,	Percent	Percent of	Percent of
	2014	2013	Change	Net Sales - 2014	Net Sales - 2013
Net sales
Net sales of tangible products	$814,584	$714,949	13.9	92.6	94.9
Revenue from services & software	65,377	38,671	69.1	7.4	5.1

Total net sales	879,961	753,620	16.8	100.0	100.0
Cost of Sales
Cost of sales of tangible products	409,253	370,966	10.3	46.5	49.2
Cost of services & software	29,095	20,072	45.0	3.3	2.7

Total cost of sales	438,348	391,038	12.1	49.8	51.9

Gross profit	441,613	362,582	21.8	50.2	48.1
Operating expenses	328,184	251,396	30.5	37.3	33.4

Operating income	113,429	111,186	2.0	12.9	14.7
Other income	(4,081)	2,435	N/M	(0.5)	0.4

Income from continuing operations before income taxes	109,348	113,621	(3.8)	12.4	15.1
Income taxes	25,240	20,921	20.6	2.8	2.8

Income from continuing operations	84,108	92,700	(9.3)	9.6	12.3
Income from discontinued operations, net of tax	0	8	N/M	0.0	0.0

Net Income	$84,108	$92,708	(9.3)	9.6	12.3

Diluted earnings per share
Income from continuing operations	$1.64	$1.81	(9.4)
Income from discontinued operations	0.00	0.00	N/M

Net income	$1.64	$1.81	(9.4)

Consolidated Results of Operations – Year to date

Sales

Net sales for the first nine months of 2014, compared with the corresponding 2013 period, increased 16.8% as a result of growth across all regions and across all product categories, with notable increases in supplies and service contracts, tabletop, desktop and mobile printers. Increased services and software revenue is attributable to both organic growth and the December 2013 acquisition of Hart Systems. The increase in North American sales was favorably affected by higher shipments of large enterprise deals, which were complemented by ongoing strong shipments through distributors. The Europe, Middle East and Africa region benefited from improved business activity, with notable sales to retail customers. Movement in foreign currency, net of hedges, increased sales growth by $9,553,000.

Sales by product category were as follows (amounts in thousands, except percentages):

	Nine Months Ended
Product Category	September 27, 2014	September 28, 2013	Percent Change	Percent of Net Sales – 2014	Percent of Net Sales – 2013
Hardware	$615,132	$532,350	15.6	69.9	70.7
Supplies	194,426	178,638	8.8	22.1	23.7
Service and software	65,377	38,671	69.1	7.4	5.1

Subtotal products	874,935	749,659	16.7	99.4	99.5
Shipping and handling	5,026	3,961	26.9	0.6	0.5

Total net sales	$879,961	$753,620	16.8	100.0	100.0

Sales to customers by geographic region were as follows (in thousands, except percentages):

	Nine Months Ended
Geographic Region	September 27, 2014	September 28, 2013	Percent Change	Percent of Net Sales – 2014	Percent of Net Sales – 2013
Europe, Middle East and Africa	$280,015	$237,811	17.7	31.8	31.6
Latin America	79,904	73,706	8.4	9.1	9.8
Asia-Pacific	124,007	111,803	10.9	14.1	14.8

Total International	483,926	423,320	14.3	55.0	56.2
North America	396,035	330,300	19.9	45.0	43.8

Total net sales	$879,961	$753,620	16.8	100.0	100.0

Gross Profit

Gross margin of 50.2%, versus 48.1% for 2013, reflects the favorable impact of lower product costs, improved absorption of fixed costs, lower freight costs, and revenue related to the December 2013 acquisition of Hart Systems LLC. Favorable movements in foreign currency, net of hedges, increased gross profit by $5,790,000.

Operating Expenses

Operating expenses for the first nine months of 2014 increased 30.5% as a result of increased acquisition and integration costs related to the pending acquisition of substantially all of the Enterprise business of Motorola Solutions announce in April 2014. In addition, the Company realized increased compensation and amortization costs related to the December 2013 acquisition of Hart Systems LLC.

Operating expenses are summarized below (in thousands, except percentages):

	Nine Months Ended
Operating Expenses	September 27, 2014	September 28, 2013	Percent Change	Percent of Net Sales 2014	Percent of Net Sales 2013
Selling and marketing	$107,952	$101,740	6.1	12.3	13.5
Research and development	71,792	67,435	6.5	8.2	9.0
General and administrative	79,453	71,781	10.7	9.0	9.5
Amortization of intangible assets	7,936	5,557	42.8	0.9	0.7
Acquisition and integration costs	60,617	1,368	N/M	6.9	0.2
Exit and restructuring costs	434	3,515	(87.7)	N/M	0.5

Total operating expenses	$328,184	$251,396	30.5	37.3	33.4

Other income (expense)

Zebra’s non-operating income and expense items are summarized in the following table (in thousands):

	Nine Months Ended
	September 27, 2014	September 28, 2013
Investment income (loss)	$(1,648)	$1,700
Foreign exchange loss	(332)	(733)
Forward swaps gain (loss)	(2,248)	0
Other, net	147	1,468

Total other income (expense)	$(4,081)	$2,435

The increase in other expense is primarily due to a $2,300,000 impairment recorded during the third quarter of 2014 associated with a minority investment as well as the loss recognized on the forward interest rate swaps.

Forward Interest Rate Swaps

Zebra entered into two tranches of forward interest rate swaps that will economically hedge the interest rate risk associated with the variable rate commitment entered into for the announced acquisition of the Enterprise business of Motorola Solutions, Inc. These forward interest rate swaps did not qualify for hedge accounting prior to July 30, 2014, and as such, were recognized at their fair value through the statement of earnings in other expense prior to this date. Subsequent to July 30, 2014, the interest rate swaps qualified for hedge accounting and an unrealized loss of $1,224,000 was recorded in comprehensive income and a realized loss of $2,248,000 was recognized in the statement of earnings on the swap for the nine months ended September 27, 2014.

Income Taxes

The effective income tax rate for the first nine months of 2014 was 23.1% compared with 18.4% for the first nine months of 2013. The change in the tax rate was driven by a change in the UK tax laws related to intercompany debt which resulted in a one-time charge of 5.9M and additional tax expense for the current quarter of $2.6M during Q3. We expect this charge to be reversed in Q4 as a result of the issuance of the Motorola Enterprise acquisition debt. See Notes 15 and 18 for details. In addition, the 2014 YTD rate was decreased by the significant acquisition expenses incurred primarily in the United States. The effective tax rate for the first nine months of 2014 before the UK law change and without the acquisition expenses would have been 21.2.%.

Liquidity and Capital Resources

(Amounts in thousands, except percentages):

	Nine Months Ended
Rate of Return Analysis:	September 27, 2014	September 28, 2013
Average cash and marketable securities balances	$478,900	$430,200
Annualized rate of return	0.2%	0.5%

As of September 27, 2014, Zebra had $541,920,000 in cash and investments and marketable securities, compared with $415,795,000 at December 31, 2013. Factors affecting cash and investment balances during the first nine months of 2014 include the following (changes below include the impact of foreign currency):

•	Inventories increased $18,606,000 to accommodate increased demand and optimization of freight expense

•	Other assets increased $10,859,000 due to forward contracts and debt issuance costs

•	Accounts receivable increased $10,810,000 due to increased sales and timing of receipts

•	Acquisition and integration costs are the main contributors to the increase in accrued liabilities of $21,160,000

Zebra earns a significant amount of our operating income outside of the U.S., which is deemed to be permanently reinvested in foreign jurisdictions.

On April 14, 2014, Zebra entered into a definitive agreement under which Zebra will acquire substantially all of the Enterprise business of Motorola Solutions, Inc. for $3.45 billion in an all-cash transaction. Zebra completed the transaction on October 27, 2014, and in connection with closing Zebra issued $1.05 billion in 7.25% senior subordinated notes due in 2022 and $2.20 billion in the form of a term loan. To partially mitigate our exposure to the variable interest rates on the term loan, we entered into forward interest rate swap contracts that exchange variable-for-fixed cash flows with a single counterparty.

Pursuant to the terms of the indenture, summary financial information with respect to the Guarantors and subsidiaries that do not guarantee the Notes, the Term Loan and the Revolving Credit Facility (the “Non-Guarantors”) is required to be provided in Zebra’s annual and quarterly reporting. The summary financial information to be provided includes total revenue, total assets, and total liabilities (including trade payables but excluding intercompany liabilities) for the Non-Guarantors. This information will be included in our Annual Report on Form 10-K for the year ended December 31, 2014 to be filed with the SEC.

Significant Customer

Our net sales to significant customers as a percentage of total net sales were as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Customer A	17.1%	17.5%	16.0%	16.6%
Customer B	12.8%	12.9%	12.6%	13.1%
Customer C	11.8%	12.6%	11.8%	12.3%

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

Safe Harbor

Forward-looking statements contained in this filing are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995 and are highly dependent upon a variety of important factors which could cause actual results to differ materially from those expressed or implied in such forward looking statements. These forward-looking statements are based on current expectations, forecasts and assumptions and are subject to the risks and uncertainties inherent in Zebra’s industry, market conditions, general domestic and international economic conditions and other factors. These factors include:

•	Market acceptance of Zebra’s printer and software products and competitors’ product offerings and the potential effects of technological changes,

•	The effect of global market conditions, including North America, Latin America, Asia Pacific, Europe, Middle East and Africa and other regions in which we do business,

•	Our ability to control manufacturing and operating costs,

•	Risks related to the manufacturing of Zebra’s products in foreign countries as well as business operations in foreign countries including the risk of depending on key suppliers who are also in foreign countries,

•	Zebra’s ability to purchase sufficient materials, parts and components to meet customer demand, particularly in light of global economic conditions,

•	The availability of credit and the volatility of capital markets, which may affect our suppliers and customers,

•	Success of integrating acquisitions,

•	Interest rate and financial market conditions because of our large investment portfolio,

•	The impact of the percentage of cash and cash equivalents held outside the United States,

•	The effect of natural disasters on our business,

•	The impact of changes in foreign and domestic governmental policies, laws or regulations

•	Foreign exchange rates due to the large percentage of our international sales and operations,

•	The outcome of litigation in which Zebra may become involved, particularly litigation or claims related to infringement of third-party intellectual property rights and,

•	The outcome of future tax matters.

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

There were no material changes in Zebra’s market risk during the quarter ended September 27, 2014. For additional information on market risk, refer to the “Quantitative and Qualitative Disclosures About Market Risk” section of our Form 10-K for the year ended December 31, 2013.

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

Recent Developments

On October 27, 2014, Zebra Technologies Corporation (“Zebra” or “Company”) completed its previously announced acquisition (the “Acquisition”) of the Enterprise business (the “Enterprise Business”), a division of Motorola Solutions, Inc. (“MSI”).

On April 14, 2014, Zebra and MSI entered into a Master Acquisition Agreement (the “Master Acquisition Agreement”), an Intellectual Property Agreement and an Employee Matters Agreement (the “IP Agreement”, “Employee Matters Agreement” and collectively, the “Principal Agreements”). Upon the terms and subject to the conditions set forth in the Principal Agreements, which were approved by our board of directors, we agreed to the Acquisition of the Enterprise Business. Certain assets of MSI relating to the Enterprise Business were excluded from the Acquisition and retained by MSI, including MSI’s iDEN infrastructure business and other assets and certain liabilities as specified in the Principal Agreements. The Acquisition was structured as a combination of stock and asset sales and a merger of certain U.S. entities. Upon completion of the Acquisition, we paid MSI $3.45 billion in cash, subject solely to an adjustment based on the estimated amount of cash of the Enterprise Business at closing. In addition, we assumed certain liabilities related to the Enterprise Business under the terms of the Principal Agreements.

On October 24, 2014 and October 26, 2014, Zebra and MSI entered into Amendment No. 1 (“Amendment No. 1”) and Amendment No. 2 (“Amendment No. 2”), respectively, to the Master Acquisition Agreement. Amendment No. 1 amended the terms of the Master Acquisition Agreement to address certain rights and obligations relating to certain information technology assets. Amendment No. 2 amended the terms of the Master Acquisition Agreement to, among other things, provide (i) that the cash purchase price to be paid at closing be subject solely to an adjustment based on the estimated amount of cash of the Enterprise Business at closing; (ii) that certain enterprise software migration costs incurred by Zebra be reimbursed by MSI, subject to a cap; and (iii) that a proportion of certain information technology-separation costs be reimbursed by Zebra to MSI, subject to an initial threshold amount.

On October 27, 2014, Zebra and MSI entered into Amendment No. 1 to the IP Agreement, which amended the terms of the IP Agreement to address certain rights and obligations relating to certain intellectual property assets.

Zebra funded the Acquisition and the related fees, commissions and expenses with a combination of cash on hand and new financing consisting of the sale of senior unsecured notes and entry into a new credit agreement, each as further described herein.

On October 15, 2014, Zebra closed on its private offering of $1.05 billion in aggregate principal amount of 7.25% senior unsecured notes due 2022 (the “Notes”). The Notes are governed by the terms of an indenture, dated as of October 15, 2014, and a supplemental indenture dated as of October 27, 2014 (together, the “Indenture”), by and among Zebra certain of its wholly-owned U.S. subsidiaries, as guarantors (the “Guarantors”), and U.S. Bank National Association, as trustee (the “Trustee”). The Notes will mature on October 15, 2022. Additionally, in connection with the completion of the Acquisition, Zebra entered into a new credit agreement, dated October 27, 2014 (the “Credit Agreement”), by and among Zebra, the lenders and issuing banks party thereto, JPMorgan Chase Bank, N.A., as revolving facility administrative agent, and Morgan Stanley Senior Funding, Inc., as term loan administrative agent and collateral agent, which provides for a term loan of $2.2 billion (the “Term Loan”) and a revolving credit facility of $250.0 million (the “Revolving Credit Facility”). Zebra’s obligations under the Term Loan are unconditionally guaranteed by the Guarantors and, together with obligations under the guarantees, are secured by a perfected security interest in substantially all of Zebra’s and the Guarantors’ U.S. assets. At the closing of the Acquisition, the Term Loan was drawn in full and the Revolving Credit Facility remained undrawn. The proceeds of the Notes and the Term Loan were used, in part, to finance the Acquisition and related fees and expenses.

The foregoing description of the Principal Agreements, including Amendment No. 1 and Amendment No. 2, the Notes, the Indenture and Credit Agreement does not purport to be a complete description and is qualified in its entirety by reference to the full text of the Master Acquisition Agreement, the IP Agreement, the Employee Matters Agreement,

which were filed as Exhibits 2.1, 10.1, and 10.2 to our Form 8-K filed April 16, 2014; the Indenture, which was filed as Exhibit 4.1 to our Form 8-K filed October 17, 2014; and Amendment No. 1, Amendment No. 2 and the Credit Agreement, which were filed as Exhibits 2.1, 2.2 and 10.1 to our Form 8-K filed on October 30, 2014; and each as incorporated herein by reference. The Principal Agreements, including Amendment No. 1 and Amendment No. 2, the Indenture and the Credit Agreement are filed to provide security holders with information regarding their terms. They are not intended to provide any other factual information about us, MSI or their respective subsidiaries and affiliates, or the Enterprise Business. These agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties were made solely for the benefit of the other parties to each such agreement and (a) are not intended to be treated as categorical statements of fact, but rather as a way of allocating risk to one of the parties if those statements prove to be inaccurate, (b) may have been qualified in the applicable agreement by confidential disclosure schedules that were delivered to the other party in connection with the signing of the agreements, which disclosure schedules contain information that modifies, qualifies and creates exceptions to the representations, warranties and covenants set forth in such agreements, (c) may be subject to standards of materiality applicable to the parties that differ from what might be viewed as material to stockholders and (d) were made only as of the date of the agreement or such other date or dates as may be specified in the agreement. Accordingly, investors should not rely on the representations, warranties and covenants or any descriptions thereof as characterizations of the actual state of facts or condition of us, our subsidiaries and affiliates, MSI, their subsidiaries and affiliates or the Enterprise Business.

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

In connection with the integration of the Enterprise business into our existing operating structure, we will seek to realize growth opportunities, along with cost savings. We currently expect to realize cost savings of approximately $150 million per year to be fully achieved by 2017. The anticipated cost savings are based upon assumptions about our ability to implement integration measures in a timely fashion and within certain cost parameters. Our ability to achieve the planned cost synergies is dependent upon a significant number of factors, some of which may be beyond our control. For example, we may be unable to eliminate duplicative costs in a timely fashion or at all. Our inability to realize anticipated cost savings, and revenue enhancements from the acquisition could have a material adverse effect on our business, financial condition, operating results, cash flows and growth prospects.

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

Risks Related to the Indebtedness

In connection with the Acquisition, we have incurred substantial debt obligations, which could adversely affect our financial condition.

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

Despite the indebtedness incurred in connection with the Acquisition, we may be able to incur substantially more indebtedness and take other actions that could further exacerbate the risk associated with our substantial indebtedness.

We incurred approximately $3.25 billion of indebtedness in connection with the Acquisition. In addition to the planned financing activities, we may be able to incur substantially more indebtedness in the future, resulting in higher leverage. Subject to the limits contained in the agreements governing our indebtedness, we may incur additional indebtedness from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. To the extent we incur additional indebtedness, the risks associated with our substantial indebtedness will be exacerbated.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Treasury Shares

Zebra did not purchase shares of Zebra Class A Common Stock during the third quarter of 2014.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum number of shares that may yet be purchased under the program
July 2014 (June 29 – July 26)	0	$0.00	0	665,475
August 2014 (July 27 – August 23)	0	$0.00	0	665,475
September 2014 (August 24 – September 27)	0	$0.00	0	665,475

(1)	On November 4, 2011, Zebra’s Board authorized the purchase of up to an additional 3,000,000 shares under our stock repurchase program. This authorization does not have an expiration date.

(2)	During the third quarter, Zebra acquired 2,186 shares of Zebra Class A Common Stock through the withholding of shares necessary to satisfy tax withholding obligations upon the vesting of restricted stock awards. These shares were acquired at an average price of $78.12 per share.

Item 6.	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from Zebra Technologies Corporation Quarterly Report on Form 10-Q, for the quarter ended September 27, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the consolidated balance sheets; (ii) the consolidated statements of earnings; (iii) the consolidated statements of comprehensive income, (iv) the consolidated statements of cash flows; and (v) notes to consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZEBRA TECHNOLOGIES CORPORATION

Date: November 5, 2014	By:	/s/ Anders Gustafsson
Anders Gustafsson
Chief Executive Officer

Date: November 5, 2014	By:	/s/ Michael C. Smiley
Michael C. Smiley
Chief Financial Officer