Form 10-K
period 2014-12-31
ZEBRA TECHNOLOGIES CORP
filed 2015-03-17
CIK 877212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Act). Yes          No X

As of June 28, 2014, the aggregate market value of each of the registrant’s Class A Common held by non-affiliates was approximately $4,111,264,305. The closing price of the Class A Common Stock on June 27, 2014, as reported on the Nasdaq Stock Market, was $81.01 per share.

As of February 13, 2015, 51,747,349 shares of Class A Common Stock, par value $.01 per share, were outstanding.

Documents Incorporated by Reference

Certain sections of the registrant’s Notice of Annual Meeting of Stockholders and Proxy Statement for its Annual Meeting of Stockholders to be held on May 14, 2015, are incorporated by reference into Part III of this report.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

PART I

References in this document to “Zebra,” “we,” or “our” refer to Zebra Technologies Corporation and its subsidiaries, unless the context specifically indicates otherwise.

Safe Harbor

Forward-looking statements contained in this filing are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995 and are highly dependent upon a variety of important factors which could cause actual results to differ materially from those expressed or implied in such forward looking statements. When used in this document and documents referenced, the words “anticipate,” “believe,” “intend,” “estimate,” “will” and “expect” and similar expressions as they relate to Zebra or its management are intended to identify such forward-looking statements, but are not the exclusive means of identifying these statements. The forward-looking statements include, but are not limited to, Zebra’s financial outlook for the first quarter and full year of 2015. These forward-looking statements are based on current expectations, forecasts and assumptions and are subject to the risks and uncertainties inherent in Zebra’s industry, market conditions, general domestic and international economic conditions, and other factors. These factors include:

•	Market acceptance of Zebra’s products and competitors’ product offerings and the potential effects of technological changes,
•	The effect of global market conditions, including North America, Latin America, Asia Pacific, Europe, Middle East and Africa and other regions in which we do business,
•	Our ability to control manufacturing and operating costs,
•	Risks related to the manufacturing of Zebra’s products in foreign countries as well as business operations in foreign countries including the risk of depending on key suppliers who are also in foreign countries,
•	Zebra’s ability to purchase sufficient materials, parts and components to meet customer demand, particularly in light of global economic conditions,
•	The availability of credit and the volatility of capital markets, which may affect our suppliers and customers,
•	Success of integrating acquisitions, including the Enterprise business we acquired in October 2014 from Motorola Solutions, Inc.,
•	Interest rate and financial market conditions,
•	The impact of the percentage of cash and cash equivalents held outside the United States,
•	The effect of natural disasters on our business,
•	The impact of changes in foreign and domestic governmental policies, laws or regulations
•	Foreign exchange rates due to the large percentage of our international sales and operations,
•	The outcome of litigation in which Zebra may be involved, particularly litigation or claims related to infringement of third-party intellectual property rights and,
•	The outcome of any future tax matters.

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

Acquisition of Enterprise Business

In October 2014, Zebra acquired the Enterprise business (“Enterprise”) from Motorola Solutions, Inc. (“MSI”), excluding its iDEN, or Integrated Digital Enhanced Network Business, for $3.45 billion in cash (the “Acquisition”). Enterprise is an industry leader in mobile computing and advanced data capture technologies and services, which complement Zebra’s printing and RFID products. Its products include rugged and enterprise-grade mobile computers; laser imaging and radio frequency identification based data capture products; wireless LAN (“WLAN”) solutions and software; and applications that are associated with these products and services.

The Acquisition expanded Zebra’s product line with complementary products that together are employed by customers to obtain greater visibility and insight into their operations. It enables us to deliver end-to-end solutions supporting the Internet of Things (“IoT”) in targeted industries. The Acquisition strengthened our global reach. We believe that the greater real-time capabilities of the combined company will make Zebra a more valued strategic vendor to our customers, as well as a more important supplier of products and solutions to our channel partners.

Similar to Zebra’s business, Enterprise’s products and services are sold to a wide range of enterprise customers, including those in the retail, hospitality, transportation and logistics, manufacturing, warehouse and distribution centers, energy and utilities, education and healthcare industries.

Zebra funded the Acquisition through a combination of foreign cash on hand of $250 million, the sale of 7 1⁄4% senior notes due 2022 with an aggregate principal amount of $1.05 billion (the “Notes”), and a new credit agreement with various lenders that provided a term loan of $2.2 billion (the “Term Loan”). The new credit agreement also included a revolving credit facility providing $250 million (the “Revolving Facility”; and, together with the Notes and the Term Loan, the “Debt Agreements”).

Integration of Enterprise Business

We commenced integration planning soon after announcing the Acquisition in April 2014. Prior to closing, integration activities focused on understanding the carve-out of Enterprise from MSI. We needed to understand the systems and operations requirements of Enterprise and ensure that we had appropriate systems and personnel in place to handle Enterprise requirements. After closing the Acquisition, integration activities have focused on creating one Zebra by integrating the operations of Enterprise with Zebra to create a single business with common sales, marketing, finance, supply chain and other functions. Over the next few years, the integration will transform how we operate. Our priorities have centered on maintaining business and customer continuity while identifying and accelerating synergies and integrating organizations, processes and systems. As part of integration, we have been undergoing organizational review that involves a talent selection process that we expect to complete over the course of 2015.

To leverage our ability to deliver end-to-end solutions, we are creating a unified go-to-market strategy. This involves an evaluation of the current channel programs for Enterprise and Zebra along with understanding our new capabilities for delivering value directly to end users. For the near term, we foresee continuing with separate channel partner programs with differing program requirements until we are able to redesign our channel programs to best address the combined organization.

As part of the Acquisition, Zebra acquired a new enterprise resource planning (“ERP”) system that Enterprise uses for its operations and financial reporting. Until such time as Zebra is able to move onto a single ERP system, Zebra and Enterprise will be operating on separate ERP systems. In the interim, Zebra is implementing processes to address the multiple ERP systems and investigating the appropriate path to having a unified ERP system.

Another key focus of the post-closing integration activities relates to transitioning off of MSI-provided transition services related primarily to information technology. These services are an interim measure to facilitate the integration of Enterprise and enable us to continue operating Enterprise without disruption.

The remaining discussion of the “Business” section in this Annual Report addresses the way we currently operate. We expect that the continuing integration of Enterprise will significantly impact most of these processes in future periods.

The Company

Zebra is a global leader respected for innovation and reliability. We offer products and services that give organizations greater visibility and insights into their operations, which we call Enterprise Asset Intelligence. Our products and services allow our customers to manage their assets, transactions and people more effectively, and thereby improve their operational efficiency, deliver a better customer experience, provide more effective security and achieve other objectives of their organization. We provide products and services in approximately 100 countries, with 122 facilities and approximately 6,800 employees worldwide.

We design, manufacture and sell a broad range of products, including: enterprise mobile computers; advanced data capture devices such as laser, 2D and RFID scanners and readers; WLAN products; specialty printers for barcode labeling and personal identification; real-time location systems; related supplies such as self-adhesive labels; and utilities, frameworks and application software. Retailers, manufacturers, transportation and logistics companies, governments, healthcare institutions and other organizations around the world use our devices in solutions for automatic identification of assets, data collection and personal identification.

We believe strong underlying technology trends support growth in our industry and the further adoption of our products and solutions. Global competitive forces continue to drive enterprises to improve workflow and deliver better service to their customers. The broad availability of wireless and Internet connectivity supports the adoption and deployment of Zebra mobile computers, data capture devices and printers to enable organizations to collect more data in real time on the location, movement and condition of their assets. This information, which is generated with the increasing use of barcodes, RFID and other sensors, can help enterprises make smarter business decisions. Organizations are increasingly taking advantage of cloud computing for data analysis, as well as device management with solutions supported by the IoT. Zebra is well positioned to benefit from the further adoption of mobility, cloud computing, and IoT.

Acquisitions (other than the Acquisition of the Enterprise Business)

Laserband Acquisition – In July 2012, Zebra acquired LaserBand LLC. LaserBand is a leader in patient identification wristbands and related products. LaserBand strengthens Zebra’s product and patent portfolio and enables Zebra to offer a wider array of products to hospitals, healthcare organizations and other customers that use wristbands in their operations.

Hart Systems Acquisition – In December 2013, Zebra acquired Hart Systems, a leading provider of self-directed physical inventory management solutions to the retail industry. Hart has distinguished itself in the market by offering retailers high ROI, self-managed inventory solutions. This acquisition enables us to expand our presence in the retail market segment by offering additional inventory management services as part of Zebra’s dedicated retail solutions. It adds software as a service (SaaS) to Zebra’s product portfolio.

Discontinued Operations

Sale of Navis, LLC - On March 18, 2011, we sold our Navis marine terminal solutions business and the related WhereNet marine terminal solutions product line of our Zebra Enterprise Solutions business to Cargotec Corporation.

Sale of proveo AG - On August 3, 2011, we entered into a Share Purchase Agreement with F Two NV and sold all of our interest in Zebra Enterprise Solutions GmbH (formerly proveo AG) business. proveo AG provided integrated aviation solutions to help optimize motorized ground support equipment and other mobile assets in airport terminal areas.

Beginning in the first quarter of 2011, Zebra reported the results of these businesses as discontinued operations. The amounts presented in Zebra’s financial statements for discontinued operations include Navis and proveo assets and liabilities, and the operating results of these businesses for 2013, 2012, 2011 and 2010. With the sale of Navis, we integrated the remaining ZES business into our Location Solutions operations.

Continuing Operations

Commencing with the acquisition of Enterprise in October 2014, our continuing operations consist of two segments – (1) Enterprise, comprised of our mobile computing, data capture, and WLAN products and (2) Legacy Zebra, comprised of barcode and card printing, location and motion sensing and supplies products.

Enterprise

Mobile Computing: We design, manufacture and sell rugged and enterprise-grade mobile computing products in a variety of specialized form factors and features for specific enterprise applications. These specialized computers are used in industrial applications including inventory management in warehouses and distribution centers; field mobility applications including field service, post and parcel and direct store delivery; and customer facing applications including mobile point of sale and staff communication. Our products incorporate both Android and Microsoft operating systems and support local- and wide-area voice and data communications. Our mobile computing products often incorporate barcode scanning, global position system (GPS) and RFID features. We also provide related accessories and software applications.

Data Capture: We produce a wide variety of barcode scanners, RFID readers and image capture devices. Our portfolio of barcode scanning products includes fixed, handheld and embedded OEM modules, in both laser scanners and imagers. The devices collect and decode barcodes and transmit the resulting data to enterprise systems. Our RFID line of data capture products is focused on ultra-high frequency (UHF) technology. These RFID devices comply with the electronic product code global Generation 2 UHF standard and similar standards around the world. We also provide related accessories and software for our data capture products.

Wireless LAN: We sell WLAN switches, controllers and access points to provide wireless broadband and WLAN capabilities primarily to customers in retail, transportation and logistics and hospitality enterprises. We optimize the architecture of these solutions to minimize the resources required for installation and maintenance.

Legacy Zebra

Barcode and Card Printing: We design our printers to produce high-quality labels, wristbands, tickets, receipts, and plastic cards on demand. Our customers use our printers in a wide range of applications, including routing and tracking, patient safety, transaction processing, personal identification and product authentication. These applications require high levels of data accuracy, where speed, reliability and durability are critical. They also include specialty printing for receipts and tickets for improved customer service and productivity gains. Plastic cards are used for secure, reliable personal identification (state identification cards and drivers licenses, healthcare IDs), access control and financial cards (credit, debit and ATM cards) by financial institutions. Our RFID printer/encoders are used to print and encode passive RFID labels. We also provide related accessories and software to our data capture products.

Location and Motion Sensing: Zebra offers a range of solutions and services that provide visibility into the location and movement of a business’ personnel and assets with real-time locating systems. Zebra’s Location Solutions incorporates active RFID and other tracking technologies with software and services that offer benefits to users over systems using other technologies. The benefits of Zebra’s active RFID hardware include delivering high levels of location accuracy and the ability to be deployed indoors. Our software and hardware locate, track, manage, and optimize the utilization of high-value assets, equipment, and people. Zebra provides substantially all elements of the location solution, including asset tags, call tags, sensors, exciters and application software. The complementary technologies in our location solutions work seamlessly together to provide customers with asset visibility, tracking, and motion monitoring.

Applications for our location solutions span a broad array of industries where tracking assets, transactions and people are critical. Our location solutions are deployed primarily in industrial manufacturing, process industries, aerospace, transportation and logistics and healthcare environments. Sports teams are increasingly using our Zebra MotionWorks sports solution to track the movement of players in real time on the field of play and in practice.

Supplies: We produce stock and customized thermal labels, wristbands, plastic cards, card laminates and thermal transfer ribbons. Zebra supports its printing products, its resellers and its end users with an extensive line of superior quality, high-performance supplies optimized to a particular end user’s needs. Zebra promotes the use of genuine Zebra branded supplies with its printing equipment. Zebra also provides a family of self-laminating wristbands for use in laser printers. These wristbands are marketed under the LaserBand name. Zebra operates supplies production facilities located in the United States and Western Europe. We supplement our in-house production capabilities with those of third-party manufacturers to offer Genuine Zebra supplies, principally in Asia.

Service and Software

Each of our segments – Enterprise and Legacy Zebra – sells services and software that complement our hardware products described above.

Service: We provide maintenance, product support and repair services at our repair centers around the globe. Where appropriate, we also work with our network of resellers who may provide maintenance service, either directly or through independent service agents, to extend the geographic reach of maintenance and repair services. We also perform network integration, network and device management, as well as mobility consulting. Our expanded product line and services operations, which we acquired in the Enterprise Acquisition, increases our capability to provide services to our global customer base.

Software: Zebra’s software products enhance our customers’ ability to integrate, operate and manage their Zebra devices as well as gain visibility into their increasingly complex value chains, all to achieve improved management over their assets, people and transactions. We offer design and integration software, which is specifically designed to optimize the performance of Zebra label and card printers. We also offer a portfolio of software applications, utilities and platforms to enable optimal use of our devices, to assist in application development and integration, and to allow the management of devices and applications. Software for mobile computers, data capture devices and WLAN products include support for native operating systems, HTML5 application development frameworks, push-to-talk (“PTT”) technology, voice-over-IP (“VoIP”), device management, and custom applications. We use connectivity, mobility and IoT technologies delivered via packaged, on-premise software products, as well as through Software as a Service (“SaaS”), Platform as a Service (“PaaS”), and Hardware as a Service (“HaaS”) models. Our software products include Zatar, a cloud-based service that makes it easy for businesses to adopt and use an IoT solution in their operations.

Zebra connectivity solutions include support for Ethernet, 802.11a/b/g/n, and Bluetooth®. We support integration with multiple device operating systems, such as Android™, iOS, Linux, Microsoft® Windows® and UNIX. We have programs supporting the development of application software from independent third parties, as well as the integration of Zebra devices in systems developed by independent software vendors (ISVs).

Our Competitive Strengths

The following are our core competitive strengths that we believe enable us to differentiate ourselves from our competitors:

An industry leader focused solely on Enterprise Asset Intelligence

We focus on seven key technologies of Enterprise Asset Intelligence: (1) mobile computing, (2) barcode and card printing, (3) data capture, (4) RFID, (5) location and motion sensing; (6) cloud-based device management, and (7) WLAN. We believe we are the only pure play Enterprise Asset Intelligence supplier in the world.

High entry and switching barriers

We have deep and long-standing relationships with end customers for our products and services, and with our channel partners on a global basis. We believe a significant portion of our products are deployed in applications that are focused on rugged or semi-rugged environments, with specialized product performance requirements. These characteristics provide high switching barriers for our products.

Depth and breadth of products and services for delivering end-to-end solutions

We are able to deliver full end-to-end solutions across targeted industries, with a broad portfolio of products and our wide network of business and reseller partners.

Strong brands with multiple growth opportunities

We have strong brands in our relevant markets, and are well positioned to benefit from attractive global and secular trends in, including, mobility computing, data sensing, tracking and capturing devices, secure wireless networks, cloud-based applications and edge sensor analytics.

Highly diversified business mix

We are highly diversified across business segments, end markets, geographies, customers and suppliers. Additionally, we have strong recurring business in services and supplies driven by an extensive installed worldwide base of products.

Global reach

We sell to customers in approximately 100 countries around the world. This global presence gives us the capability to supply our customers with products, solutions and services no matter the location of their operations.

Scale advantages

We believe the size and scope of our operations, including product development, distribution and procurement capabilities, give us advantages over our competitors. We believe we have the largest installed base of products, compared with other companies in our industry. These characteristics allow us to achieve economies of scale and develop industry-leading solutions.

Our Business Strategy

Our business strategy is to deliver compelling value propositions and solutions, including IoT solutions, to our customers in Enterprise Asset Intelligence by leveraging and expanding our engineering, product development and distribution capabilities and best-in-class offerings. The following are key elements to our strategy for achieving this objective:

Capitalize on attractive longer-term secular growth trends

We intend to fuel long-term growth by capitalizing on transformational secular trends, particularly in mobility, the cloud and IoT. We expect to extend our leadership in mobile computing by delivering innovative solutions that increase productivity and revenues for customers through untethering their workforce. We intend to drive new business models and revenue streams for customers through delivering solutions that seamlessly integrate smart devices with cloud-based software applications. Finally, we will capitalize on the accelerating IoT trend by providing solutions that take advantage of proliferation of data from smart connected devices to drive increased visibility into customer operations.

Build upon and extend our leadership position in Enterprise Asset Intelligence

We intend to continue to deliver best-in-class offerings in core barcode, RFID and mobile computing and data capture solutions and use our product, services and distribution capabilities to offer an expanded set of solutions that provide increased visibility into customer operations. We intend to accelerate penetration of the industries and geographies we serve through the continued development of compelling Enterprise Asset Intelligence solutions, and by taking advantage of global channel relationships and industry leadership.

Provide customers with highly differentiated solutions that deliver compelling value

We intend to develop and use our knowledge and expertise of our customers’ industries and account relationships to drive customer-focused innovations in product and service offerings. Our sales and product development teams focus on delivering integrated end-to-end solutions that take advantage of our full suite of product and service offerings. We aim to provide differentiated solutions by:

•	strengthening “premiumness” against hardware-centric competitors through increasing “beyond the box” value propositions (e.g., software, services, supplies);
•	expanding into underpenetrated markets by delivering disruptive XaaS business model solutions (e.g., Hart Systems hardware / software-as-a-service physical inventory solution); and
•	investing in a broader set of technologies that help customers unlock and create new value through gaining greater real-time visibility and insights into their operations.

Leverage unmatched scale and scope advantages to accelerate share gain

We aim to capture a significant share of the Enterprise Asset Intelligence industry through leveraging transformative scale advantage and by outdistancing competition through a broad portfolio of best-in-class products, research and development scale, go-to-market reach and global footprint.

Increase speed and trajectory of expanding profitability

We intend to improve profit margins through operational excellence, cost reductions and operating efficiencies derived from business process improvement activities and integration of Enterprise. We also intend to increase profitability through delivering innovative end-to-end solutions that provide significant value to customers.

Competition

We operate in a highly competitive environment. Competitive pressures on companies worldwide, growth in the number of mobile workers globally, industry consolidation and trends in technology are some of the factors that are creating business opportunities for established and new competitors.

Key competitive factors include the design, breadth and quality of products and services, product performance, product and service availability, warranty coverage, brand recognition, company relationships with customers and go-to-market channel partners and company reputation. We believe Zebra competes effectively with respect to these factors.

Many companies are engaged in the design, manufacture and marketing of mobile computing devices, barcode and card printers, data capture solutions, WLAN and location systems.

Mobile Computing

Competitors in mobile computing include companies that have historically served enterprises with ruggedized devices. We also compete with companies engaged in the design, manufacture and marketing of devices for broader consumer and commercial applications, including notebook computers and tablets, smart phones, cordless phones, and cellular/WLAN/wired infrastructure equipment.

We face competition in our mobile computing products and WLAN products and solutions from many companies, including the following (listed in alphabetical order): Apple, Aruba, Cisco, Bluebird, Datalogic, HP, Honeywell, Panasonic, Ruckus and Samsung.

Data Capture

Competition is robust among suppliers of data capture products. Each company seeks to provide a broad portfolio of barcode scanning products that are suitable for the majority of global market needs. In addition, we also compete against several smaller segment-focused competitors, which focus on limited product subsets or specific regional strengths. These competitors include Code Corporation, Fujian Newland, and Opticon. We provide competitive scanning products based distinct technologies – flying spot lasers, area (2D) imagers, and linear (1D) imagers. This diversity is required to meet a variety of customer needs.

We also offer a broad portfolio of both fixed and hand-held UHF (Ultra High Frequency) RFID readers, which are based on the Electronic Product Code (“EPC”) standard. Competition in this product segment remains highly fragmented.

Barcode and Card Printing

We consider our direct competition in printing to be producers of on-demand thermal transfer and direct thermal label printing systems, RFID printer/encoders, and mobile printers. Dye sublimation, the technology used in our card printers, is only one of several commercially available processes used to personalize cards. We also compete with companies engaged in the design, manufacture and marketing of printing systems that use alternative technologies, such as ink-jet and laser printing, as well as card printers based on ink-jet, thermal transfer, embossing, film-based systems, encoders, laser engraving and large-scale dye sublimation printers. These card personalization technologies offer viable alternatives to Zebra’s card printers and provide effective competition from a variety of companies, many of which are substantially larger than we are. In addition, service bureaus, which provide centralized services, compete for end-user business and provide an alternative to the purchase of our card printing equipment and supplies.

We face competition in our printing products from many printer companies, including the following (listed in alphabetical order): Argox; Avery Dennison; Bixolon; Blue Bamboo; Boca Systems; Brother International; Canon; CIM; Citizen; Cognitive TPG; Custom; Danaher; Datacard; Dymo, a Newell Rubbermaid Company; Epson; Evolis; Fargo Electronics, a unit of HID Global; Godex; Hewlett-Packard; Hitachi; Honeywell International Inc.; Lexmark International; MagiCard; Matica; Microcom; Mitsubishi; NBS Technologies; Nisca; Oki Data; Olympus; Practical Automation; Printronix; Sato; Seiko Instruments; Song Woo Electronics; Sony; Star Micronics; Taiwan Semiconductor; Toshiba TEC; Victor Data Systems; Woosim; and Xerox.

Location Solutions

We compete with a diverse group of companies marketing location solutions that are primarily based on active RFID technologies. These competitors include Aeroscout, Ekahau, Ubisense, Nebusens, Prozone, ZXY Sport Tracking, Sportsvision, IsoLynx, GE Healthcare, Versus Technology, Mojix, Impinj, Alien Technology, ThingMagic, TeleTracking Technologies, ARISTA, Centrak, Plus Location Systems and STATS LLC.

Supplies

The supplies business is highly fragmented and competition is comprised of numerous competitors of various sizes depending on the geographic area. We focus our supplies business primarily on providing differentiated products, which have unique performance characteristics, backed by reliable service.

Customers

Zebra’s customers are diversified across a wide variety of industries, including retail, manufacturing, transportation and logistics, and healthcare industries. Over the past three years, we had three customers that each accounted for 10% or more of its sales. All three of these customers are distributors and not end users. No end customers account for 10% or more of net sales during these years.

	Year Ended December 31,
	2014	2013	2012
Customer A	17.1%	16.8%	20.4%
Customer B	12.2%	13.1%	11.4%
Customer C	10.5%	12.3%	10.3%

Sales and Marketing

Sales. We sell our products and solutions primarily through distributors (two-tier distribution), VARs, independent software vendors, direct marketers, and original equipment manufacturers (“OEMs”). We also sell our products directly to a select number of named customer accounts through our in-house sales force. Distributors purchase, stock and sell a variety of AIDC components from different manufacturers and sell to VARs, thereby increasing the distribution of our products. VARs customize systems for end-user applications using their systems and application integration expertise. Some OEMs resell the Zebra-manufactured products under their own brands as part of their own product offering. VARs, OEMs and systems integrators provide customers with a variety of AIDC hardware, accessories, application software, and systems integration expertise. Because these sales channels provide specific software, configuration, installation, integration and support services to end users within various industry segments, these relationships allow us to reach customers around the world. We experience a minor amount of seasonality in sales, depending on the geographic region and industry served. We believe that the breadth of our distributor, VAR and OEM channel network, both in terms of variety of channel and extent of geographic reach, enhances our ability to compete and to effectively offer our solutions to a greater number of end users.

Marketing. Our marketing function aligns closely with sales and product management functions to deliver solutions that address the business needs of our customers and partners. Our marketing operations encompass global corporate marketing, field marketing, solutions marketing, product marketing, industry marketing, business intelligence, global demand center and channel marketing functions. Our corporate marketing function manages our global Zebra brand, corporate public relations, industry analyst relations, internal communications and crisis communications. Field marketing encompasses regional demand generation, channel program management and marketing and sales enablement. Our solutions marketing function includes product and industry marketing. Business intelligence focuses on market analysis, positioning and competitive analysis. Our global demand center leads content development and digital marketing, including our corporate website and social media. Our global channel team executes the corporate go-to-market strategy by building partner loyalty and attracting emerging partners.

Manufacturing and Outsourcing

Final assembly of our hardware products is performed by third-party electronics manufacturers. The manufacturing facility of our printers is located in China. Our mobile computing and data capture products are primarily produced in facilities located in Brazil, Israel, Mexico and China. We also use the services of joint design manufacturers (JDMs) for certain products. These manufacturers produce our products to our design specifications in the quantities we order. We maintain control over portions of the supply chain including supplier selection and price negotiations of key components. The manufacturers purchase the components and subassemblies used in the production of our products. The majority of our products are shipped to our regional distribution centers. A portion of products are reconfigured at our distribution centers through firmware downloads, packaging and customer specific customization before they are shipped to customers. In addition, certain products are manufactured in accordance with procurement regulations and various international trade agreements, and remain eligible for sale to the United States government.

Research and Development

Zebra devotes significant resources developing new innovative solutions for our target markets and ensuring that our products and services maintain high levels of reliability and value to our customers. Research and development expenditures for 2014, 2013 and 2012 were $151.1 million, $91.1 million and $87.4 million, respectively, or 9.0% of net sales for 2014, and 8.8% of net sales in each of 2013 and 2012. Following the Acquisition, Zebra has more than 1,700 product development engineers worldwide focused on strengthening and broadening the already extensive product platform of the combined business.

Our Technology

Zebra’s mobile computing products incorporate a wide array of advanced technologies and sensors in rugged, ergonomic enclosures to meet the needs of specific use cases. These devices couple industry-standard operating systems with specialized hardware and software features to satisfy a customer’s mission-critical applications. Purpose-built rugged housings ensure reliable operations, surviving years of rough handling and harsh environments. Specialized features such as advanced data capture technologies, voice and video collaboration tools and advanced battery technologies enable our customers to work more efficiently and better serve their customers. A broad portfolio of accessories further tailors mobile computers to meet a wide variety of enterprise needs. Zebra mobile computers are offered with software tools and services that support application development, device configuration and field support to facilitate smooth and rapid deployment and ensure maximum customer return on investment.

Zebra’s advanced data capture products allow the rapid and accurate capture of business critical information simply, quickly, and accurately – enabling critical visibility into business processes and providing key metrics for enterprise operations. These products include barcode scanners in a variety of form factors, including handheld scanners, presentation scanners, and standalone engines designed for integration into third-party devices. These scanners incorporate a variety of technologies – area imagers, linear imagers, and lasers – to read linear and two-dimensional barcodes. They are used in a broad range of applications, ranging from supermarket checkout to industrial warehouse optimization to patient management in hospitals. The design of these products reflects the diverse needs of these markets, with different ergonomics, multiple communication protocols, and varying levels of ruggedness.

Zebra’s RFID readers use passive ultra-high frequency (UHF) to provide high speed, non-line of sight data capture, reading data from hundreds or thousands of RFID tags in near real time. Using the EPC (Electronic Product Code) standard, our customers take advantage of RFID technology across multiple industries to track high-value assets, monitor shipments, and drive increased retail sales though improved inventory accuracy. Zebra also offers mobile computers that support high frequency (HF) near-field communications (NFC), and low frequency (LF) radio technologies.

Zebra’s WLAN products provide the wireless backbone throughout an enterprise. Built upon industry standard Wi-Fi protocols, our products are differentiated by massive scalability, enhanced capacity controls, site survivability, comprehensive security and location-based services for enterprises. Zebra’s WiNG 5 technology enables geographically distributed enterprises to rapidly deploy controller-less WLAN solutions at multiple branch locations for corporate and guest access, all managed centrally. Integrated network, RF management, and application services at the edge allow an enterprise to prioritize mission critical or latency sensitive traffic like voice and video and provide proactive assurance for the wireless network. Network security brings a comprehensive threat library to protect the network from a broad spectrum of intruders. Device management protocols allow a single network infrastructure to onboard mobile users, campus and remote employees, authorized visitors and guest users bringing their own devices.

All Zebra printers and print engines incorporate thermal printing technology. This technology creates an image by heating certain pixels of an electrical printhead to selectively image a ribbon or heat-sensitive substrate. Thermal printing benefits applications requiring simple and reliable operations, yet it is flexible enough to support a wide range of specialty label materials and associated inks. Our dye-sublimation thermal card printers produce full-color, photographic quality images that are well-suited for driver’s licenses, access and identification cards, transaction cards, and on-demand photographs. Our printers also incorporate RFID technology that can encode data into passive RFID transponders embedded in a label, card, or wristband.

Zebra’s printers integrate company-designed mechanisms, electrical systems, and firmware. Enclosures of metal or high-impact plastic ensure the durability of our printers. Special mechanisms optimize handling of labels, ribbons, and plastic cards. Fast, high-current electrical systems provide consistent image quality. Firmware supports serial, parallel, Ethernet, USB, Bluetooth, or 802.11 wireless communications with appropriate security protocols. Printing instructions can be received as a proprietary language such as Zebra Programming Language II (ZPL II®), as a print driver-provided image, or as user-defined XML. These features make our printers easy to integrate into virtually all common computer systems.

Our Real Time Locating System (“RTLS”) solutions, which use active RFID technologies, extend Zebra’s reach by employing technologically advanced hardware and software solutions to locate, track, manage and optimize high-value assets, equipment and people. We offer a range of scalable RTLS technologies that generate accurate, on-demand information about the physical location and status of high-valued assets. Customers benefit by utilizing the choice or combination of asset tracking products that can be “application matched” based on ISO/IEC 24730-2, Cisco CCX Wi-Fi, precision GPS, and ultra wideband (UWB) technologies. In addition, we offer a selection of RTLS infrastructure products that receive tag transmissions and provide location and motion calculations, database and system management functions and asset visibility. The flexible infrastructure supports large tag populations and coverage areas that can range from small to large.

Zebra’s supplies business includes labels, receipts, ribbons, plastic cards and wristbands suitable for use with Zebra’s printers, and also wristbands which can be imaged in most commercial laser printers. Our wristbands incorporate multi-layer form technology to ensure trouble-free printing, wearer comfort, and reliable barcode reading, even when exposed to harsh chemical environments. Zebra offers many thermal label, card, and receipt materials, and matching ribbons, for diverse applications that may require chemical resistance, temperature extremes, abrasion, exceptional image quality, or long life.

Intellectual Property

Zebra relies on a combination of trade secrets, patents, trademarks, copyrights and contractual rights to establish and protect its innovations, and holds a large portfolio of U.S. and foreign registered intellectual property rights. As of December 31, 2014, such portfolio consisted of more than 800 trademark registrations, 500 trademark applications, 3,100 patents and 1,100 patent applications.

We believe that our intellectual property will continue to provide us with a competitive advantage in our core product areas as well as provide leverage for future technologies. We also believe that we are not dependent upon any single patent or select group of patents. Our success depends more upon our extensive know-how, innovative culture, technical leadership and marketing abilities. Although we do not rely only on patents or other intellectual property rights to protect or establish our market position; we will enforce our intellectual property rights when and where appropriate.

Employees

As of January 31, 2015, Zebra employed approximately 6,800 persons, of which 740 were corporate employees. Some portions of our business, primarily in Europe and China, are subject to labor laws that differ significantly from those in the United States. In Europe, for example, it is common for a works council to represent employees when discussing matters such as compensation, benefits, restructurings and layoffs. We consider our relations with our employees to be very good.

Regulatory Matters

Wireless Regulatory Matters

Our business is subject to certain wireless regulatory matters.

The use of wireless voice, data and video communications systems requires radio spectrum, which is regulated by government agencies throughout the world. In the U.S., the Federal Communications Commission (“FCC”) and the National Telecommunications and Information Administration (“NTIA”) regulate spectrum use by non-federal entities and federal entities, respectively. Similarly, countries around the world have one or more regulatory bodies that define and implement the rules for use of the radio spectrum, pursuant to their respective national laws and international coordination under the International Telecommunications Union. We manufacture and market products in spectrum bands already made available by regulatory bodies. These include voice and data infrastructure, mobile radios and portable or hand held devices. Consequently, our results of operations could be positively or negatively affected by the rules and regulations adopted from time to time by the FCC, NTIA or regulatory agencies in other countries. Our products operate both on licensed and unlicensed spectrum. The availability of additional radio spectrum may provide new business opportunities, and consequently, the loss of available radio spectrum may result in the loss of business opportunities. Regulatory changes in current spectrum bands may also provide opportunities or may require modifications to some products so they can continue to be manufactured and marketed.

Other Regulatory Matters

Some of our operations use substances regulated under various federal, state, local and international laws governing the environment and worker health and safety, including those governing the discharge of pollutants into the ground, air and water, the management and disposal of hazardous substances and wastes and the cleanup of contaminated sites. Certain products are subject to various federal, state, local and international laws governing chemical substances in electronic products. During 2014, compliance with U.S. federal, state and local, and foreign laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment did not have a material effect on our business or results of operations.

Contact Information

Zebra Technologies is a Delaware corporation. Our principal offices are located at 475 Half Day Road, Suite 500, Lincolnshire, Illinois 60069. Our main telephone number is +1 (847) 634-6700, and our primary Internet Web site address is www.zebra.com. You can find all of Zebra’s filings with the SEC free of charge through the investor page on this Web site, immediately upon filing. During the second quarter of 2015, our principal offices will move to Three Overlook Point, Lincolnshire, Illinois 60069

Additional Information

For financial information regarding Zebra, see Zebra’s Consolidated Financial Statements and the related Notes, which are included in the Annual Report on Form 10-K.

Item 1A.	Risk Factors

Investors should carefully consider the risks, uncertainties and other factors described below, as well as other disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations, because they could have a material adverse effect on Zebra’s business, financial condition, operating results, cash flows and growth prospects.

We have organized the risk factors into three sections: (1) Risks related to our business generally, (2) Risks related to the Acquisition and Integration of Enterprise, and (3) Risks related to the Indebtedness.

Risks related to our business

Zebra has substantial operations outside the United States and sells a significant portion of its products internationally and purchases important components, including final products, from foreign suppliers. Zebra has substantial operations outside of the United States which create significant risks. In addition, Zebra sells a substantial amount of its products to customers outside of the United States. Shipments to international customers are expected to continue to account for a material portion of net sales. Zebra also expects to continue the use of third-party contract manufacturing services with non-US production and assembly operations for our products.

Risks associated with operations, sales and purchases outside the United States include:

•	Fluctuating foreign currency rates could restrict sales or increase costs of purchasing in foreign countries;
•	Volatility in foreign credit markets may affect the financial well-being of our customers and suppliers;
•	Adverse changes in, or uncertainty of, local business laws or practices, including the following:
•	Foreign governments may impose burdensome tariffs, quotas, taxes, trade barriers or capital flow restrictions;
•	Restrictions on the export or import of technology may reduce or eliminate the ability to sell in or purchase from certain markets;
•	Political and economic instability may reduce demand for our products or put our foreign assets at risk;
•	Potentially limited intellectual property protection in certain countries may limit recourse against infringing on our products or cause Zebra to refrain from selling in certain geographic territories;
•	Staffing may be difficult and turnover higher at international operations;
•	A government controlled exchange rate and limitations on the convertibility of currencies, including the the Chinese yuan;
•	Transportation delays and customs related delays that may affect production and distribution of Zebra’s products; and
•	Effectively managing and overseeing operations that are distant and remote from corporate headquarters may be difficult.

We also are subject to risks that our operations could be conducted by our employees, contractors, representatives or agents in ways that violate the Foreign Corrupt Practices Act, the U.K. Bribery Act or other similar anti-corruption laws. While we have policies and procedures to comply with these laws, our employees, contractors, representatives and agents may take actions that violate our policies. Any such violations could have a negative impact on our business. Moreover, we face risks that our anti-corruption policies and procedures may be violated by third-party sales representatives or other third-parties that help sell our products or provide other solutions and services, because such representatives or agents are not our employees and it may be more difficult to oversee their conduct.

Zebra may not be able to continue to develop products to address user needs effectively in an industry characterized by ongoing change. To be successful, Zebra must adapt to rapidly changing technological and application needs by continually improving its products as well as introducing new products and services to address user demands.

Zebra’s industry is characterized by:

•	Evolving industry standards,
•	Frequent new product and service introductions,
•	Evolving distribution channels,
•	Increasing demand for customized product and software solutions,
•	Changing customer demands, and
•	Changing security protocols.

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

Zebra cannot assure it will be able to compete successfully against current or future competitors. Increased competition in mobile computing products, data capture products, printers, WLAN products and solutions or supplies may result in price reductions, lower gross profit margins and loss of market share, and could require increased spending on research and development, sales and marketing and customer support. Some competitors may make strategic acquisitions or establish cooperative relationships with suppliers or companies that produce complementary products, which may create additional pressures on Zebra’s competitive position in the marketplace.

Zebra sources some of its component parts from sole source suppliers. A disruption in the supply of such component parts could have a material adverse effect on our ability to meet customer demand and negatively affect our financial results.

Zebra is vulnerable to the potential difficulties associated with the increase in the complexity of its business. Zebra has grown rapidly over the last several years through the Acquisition and domestic and international growth. This growth has caused increased complexities in the business. We believe our future success depends in part on our ability to manage our growth and increased complexities of our business and the demands from increased responsibility. The following factors could present difficulties to Zebra:

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

Inability to consummate future acquisitions at appropriate prices could negatively impact our growth rate and stock price. Zebra’s ability to grow revenues, earnings and cash flow depends in part upon our ability to identify and successfully acquire and integrate businesses at appropriate prices and to realize anticipated synergies. Acquisitions can be difficult to identify and consummate due to competition among prospective buyers and the need to satisfy applicable closing conditions and obtain antitrust and other regulatory approval on acceptable terms.

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

Acquisitions also may involve a number of risks, including:

•	Difficulties and uncertainties in retaining the customers or other business relationships from the acquired entities;
•	The loss of key employees of acquired entities;
•	The ability of acquired entities to fulfill their customers’ obligations;
•	The discovery of unanticipated issues or liabilities;
•	Pre-closing and post-closing acquisition-related earnings charges could adversely impact operating results in any given period, and the impact may be substantially different from period to period;

•	The failure of acquired entities to meet or exceed expected returns could result in impairment of goodwill or intangible assets acquired; and
•	The acquired entities’ ability to implement internal controls and accounting systems necessary to be compliant with requirements applicable to public companies subject to SEC reporting.

Future acquisitions could result in potentially dilutive issuances of equity securities or the incurrence of debt and contingent liabilities.

Infringement by Zebra or Zebra suppliers on the proprietary rights of others could put Zebra at a competitive disadvantage, and any related litigation could be time consuming and costly. Third parties may claim that Zebra or Zebra’s suppliers violated their intellectual property rights. To the extent of a violation of a third-party’s patent or other intellectual property right, Zebra may be prevented from operating its business as planned, and may be required to pay damages, to obtain a license, if available, or to use a non-infringing method, if possible, to accomplish its objectives. Any of these claims, with or without merit, could result in costly litigation and divert the attention of key personnel. If such claims are successful, they could result in costly judgments or settlements. Also, as new technologies emerge the intellectual property rights of parties in such technologies can be uncertain. As a result, Zebra’s products involving such technologies may have higher risk of claims of infringement of the intellectual proprietary rights of third parties.

The inability to protect intellectual property could harm Zebra’s reputation, and its competitive position may be materially damaged. Zebra’s intellectual property is valuable and provides Zebra with certain competitive advantages. Zebra uses copyrights, patents, trademarks, trade secrets and contracts to protect these proprietary rights. Despite these precautions, third parties may be able to copy or reproduce aspects of Zebra’s intellectual property and its products or, without authorization, to misappropriate and use information which Zebra regards as its trade secrets. Additionally, the intellectual property rights Zebra obtains may not be sufficient to provide it with a competitive advantage and may be successfully challenged, invalidated, circumvented, or infringed. In any infringement litigation that Zebra may undertake to protect its intellectual property, any award of monetary damages may be unlikely or very difficult to obtain, and any such award Zebra may receive may not be commercially valuable. Furthermore, efforts to enforce or protect Zebra’s proprietary rights may be ineffective and could result in the invalidation or narrowing of the scope of Zebra’s intellectual property and its incurring substantial litigation costs, and, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of Zebra’s confidential information could be compromised by disclosure during this type of litigation. Some aspects of Zebra’s business and services also rely on technologies, software and content developed by or licensed from third parties, and Zebra may not be able to maintain its relationships with such third parties or enter into similar relationships in the future on reasonable terms or at all.

We currently use third party and/or open source operating systems and associated application ecosystems in certain of our mobile computing products. Such parties ceasing continued development of the operating system or restricting our access to such operating system could adversely impact our business and financial results. We currently use third-party and/or open source operating systems and associated application ecosystems in certain of our mobile computing products. As a result, we are dependent on third-parties’ continued development of operating systems, software application ecosystem infrastructures and such third-parties’ approval of our implementations of their operating system and associated applications. If such parties cease to continue development or support of such operating systems or restrict our access to such operating systems, we would be required to change our strategy for such devices. As a result, our financial results could be negatively impacted because a resulting shift away from the operating systems we currently use and the associated applications ecosystem could be costly and difficult. A strategy shift could increase the burden of development on Zebra and potentially create a gap in our portfolio for a period of time, which could competitively disadvantage Zebra.

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

Zebra products that are deployed in customer environments also have the possibility of being breached, which could result in damage to a customer’s confidentiality, integrity and availability of the customer’s data and systems. It is possible that such a breach could result in delays in, or loss of market acceptance of, Zebra’s products and services; diversion of our resources; injury to our reputation; increase service and warranty expenses and payment of damages.

Zebra may incur liabilities as a result of product failures due to actual or apparent design or manufacturing defects. Zebra may be subject to product liability claims, which could include claims for property or economic damage or personal injury, in the event our products present actual or apparent design or manufacturing defects. Such design or manufacturing defects may occur not only in Zebra’s own designed products but also in components provided by third party suppliers. Zebra generally has insurance protection against property damage and personal injury liabilities and also seeks to limit such risk through product design, manufacturing quality control processes, product testing and contractual indemnification from suppliers. However, due to the large and growing size of Zebra’s installed product base, a design or manufacturing defect involving this large installed product base could result in product recalls or customer service costs that could have material adverse effects on Zebra’s financial results.

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

Zebra depends on the ongoing service of its senior management and ability to attract and retain other key personnel. The future success of Zebra is substantially dependent on the continued service and continuing contributions of senior management and other key personnel. The ability to attract, retain and motivate highly skilled employees is important to Zebra’s long-term success. Competition for skill sets in certain functions within our industry is intense, and Zebra may be unable to retain key employees or attract, assimilate or retain other highly qualified employees in the future. Any disruption in the service of senior management or our ability to attract and retain key personnel may have a material adverse effect on our business and results of operations.

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

Forecasting our estimated annual effective tax rate is complex and subject to uncertainty, and there may be material differences between our forecasted and actual tax rates. Forecasts of our income tax position and effective tax rate are complex, subject to uncertainty and periodic updates because our income tax position for each year combines the effects of a mix of profits earned and losses incurred by us in various tax jurisdictions with a broad range of income tax rates, as well as changes in the valuation of deferred tax assets and liabilities, the impact of various accounting rules and changes to these rules and tax laws, the results of examinations by various tax authorities, and the impact of any acquisition, business combination or other reorganization or financing transaction.

As a multinational corporation, we conduct our business in many countries and are subject to taxation in many jurisdictions. The taxation of our business is subject to the application of multiple and sometimes conflicting tax laws and regulations as well as multinational tax conventions. Our effective tax rate is highly dependent upon the geographic distribution of our worldwide earnings or losses, the tax regulations and tax holidays in each geographic region, the availability of tax credits and carry-forwards, and the effectiveness of our tax planning strategies. The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws themselves are subject to change as a result of changes in fiscal policy, changes in legislation, and the evolution of regulations and court rulings. Consequently, taxing authorities may impose tax assessments or judgments against us that could materially impact our tax liability and/or our effective income tax rate.

Economic conditions and financial market disruptions may adversely affect Zebra’s business and results of operations. Adverse economic conditions or reduced information technology spending may adversely impact our business. Financial markets throughout the world experienced extreme disruption from 2008 through 2009, resulting in historically high volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others, failure and potential failures of major financial institutions and unprecedented government support of financial institutions and corporations. A recurrence of these developments and a related general economic downturn could adversely affect Zebra’s business and financial condition through a reduction in demand for our products by our customers. If a slowdown were severe enough, it could require further impairment testing and write-downs of goodwill and other intangible assets. Cost reduction actions may be necessary and lead to restructuring charges. A tightening of financial credit could adversely affect our customers, suppliers, outsource manufacturers and channel partners (e.g., distributors and resellers) from obtaining adequate credit for the financing of significant purchases. Another economic downturn could also result in a decrease in or cancellation of orders for Zebra’s products and services; negatively impact Zebra’s ability to collect its accounts receivable on a timely basis; result in additional reserves for uncollectible accounts receivable; and require additional reserves for inventory obsolescence. Higher volatility and fluctuations in foreign exchange rates for the U.S. dollar against currencies such as the euro, the British pound, the Chinese yuan, and the Brazilian real could negatively impact product sales, margins and cash flows.

A natural disaster may cause supply disruptions that could adversely affect Zebra’s business and results of operations. As reported, a powerful earthquake centered off the northeastern coast of Japan on March 11, 2011, resulted in the loss of many lives, wide-spread damage to and destruction of property, disruption of electric power, and the release of radiation from a crippled nuclear power plant. This devastation disrupted the operations to varying degrees of companies with business activity in the affected region, including the business of Zebra’s suppliers. Other natural disasters may occur in the future and Zebra is not able to predict to what extent or duration any such disruptions will have on our ability to maintain ordinary business operations. The consequences of an unfortunate natural disaster may have a material adverse effect on Zebra’s business and results of operations.

Zebra is exposed to risks under large, multi-year system and solutions and services contracts that may negatively impact its business. Zebra enters into large, multi-year system and solutions and services contracts with our customers. This exposes Zebra to risks, including among others: (i) technological risks, especially when the contracts involve new technology; (ii) financial risks, including the estimates inherent in projecting costs associated with large, long-term contracts and the related impact on operating results; (iii) cyber security risk, especially in managed services contracts with customers that process personal data; and (iv) political risk. Recovery of front loaded capital expenditures in long-term managed services contracts with customers is dependent on the continued viability of such customers. The insolvency of customers could result in a loss of anticipated future revenue attributable to that program or product, which could have an adverse impact on Zebra’s profitability.

Zebra enters into fixed-price contracts that could subject it to losses in the event Zebra fails to properly estimate its costs. Zebra enters into a number of firm fixed-price contracts. If Zebra’s initial cost estimates are incorrect, Zebra can lose money on these contracts. Because many of these contracts involve new technologies and applications, require Zebra to engage subcontractors and can last multiple years, unforeseen events, such as technological difficulties, fluctuations in the price of raw materials, problems with Zebra’s subcontractors or suppliers and other cost overruns, can result in the contract pricing becoming less favorable or even unprofitable to Zebra and have an adverse impact on Zebra’s financial results. In addition, a significant increase in inflation rates could have an adverse impact on the profitability of longer-term contracts.

Zebra utilizes the services of subcontractors to perform under many of its contracts and the inability of its subcontractors to perform in a timely and compliant manner could negatively impact Zebra’s performance obligations as the prime contractor. Zebra engages subcontractors on many of its contracts and as Zebra expands its global solutions and services business Zebra’s use of subcontractors has and will continue to increase. Zebra’s subcontractors may further subcontract performance and may supply third-party products and software. Zebra may have disputes with its subcontractors, including disputes regarding the quality and timeliness of work performed by the subcontractor or its subcontractors and the functionality, warranty and indemnities of products, software and services supplied by Zebra’s subcontractor. Zebra is not always successful in passing along customer requirements to its subcontractors, and thus in some cases may be required to absorb contractual risks from its customers without corresponding back-to-back coverage from Zebra’s subcontractor. Zebra’s subcontractors may not be able to acquire or maintain the quality of the materials, components, subsystems and services they supply, or secure preferred warranty and indemnity coverage from their suppliers which might result in greater product returns, service problems, warranty claims and costs and regulatory compliance issues and could harm Zebra’s business, financial condition and results of operations.

Over the last several years we have outsourced portions of certain business operations like repair, distribution and engineering services and may outsource additional business operations which limits our control over these business operations and exposes us to additional risk as a result of the actions of our outsource partners. As we outsource more of our business operations we are not able to directly control these activities. Our outsource partners may not prioritize our business over that of their other customers and they may not meet our desired level of service, cost reductions or other metrics. In some cases their actions may result in our being found to be in violation of laws or regulations like import or export regulations. As many of our outsource partners operate outside of the U.S., our outsourcing activity exposes us to information security vulnerabilities and increases our global risks. In addition, we are exposed to the financial viability of our outsource partners. Once a business activity is outsourced we may be contractually prohibited from, or may not practically be able to, bring such activity back within the Company or move it to another outsource partner. The actions of our outsource partners could result in reputational damage to us and could negatively impact our financial results.

Failure of Zebra’s suppliers, subcontractors, distributors, resellers and representatives to use acceptable legal or ethical business practices could negatively impact our business. It is Zebra’s policy to require its suppliers, subcontractors, distributors, resellers, and third-party sales representatives (“TPSRs”) to operate in compliance with applicable laws, rules and regulations regarding working conditions, employment practices, environmental compliance, anti-corruption and trademark and copyright licensing. However, Zebra does not control their labor and other business practices. If one of Zebra’s suppliers, subcontractors, distributors, resellers, or TPSRs violates labor or other laws or implements labor or other business practices that are regarded as unethical, the shipment of finished products to Zebra could be interrupted, orders could be canceled, relationships could be terminated and Zebra’s reputation could be damaged. If one of Zebra’s suppliers or subcontractors fails to procure necessary license rights to trademarks, copyrights or patents, legal action could be taken against Zebra that could impact the salability of Zebra’s products and expose Zebra to financial obligations to a third-party. Any of these events could have a negative impact on Zebra’s sales and results of operations.

Zebra relies on third-party dealers, distributors, and resellers to sell many of its products. In addition to Zebra’s own sales force, Zebra offers its products through a variety of third-party dealers, distributors and retailers. These third-parties may also market other products that compete with Zebra’s products. Failure of one or more of Zebra’s dealers, distributors or retailers to effectively promote Zebra’s products could affect its ability to bring products to market and have a negative impact on its results of operations.

Some of these third-parties are smaller and more likely to be impacted by a significant decrease in available credit that could result from a weakness in the financial markets. If credit pressures or other financial difficulties result in insolvency for third-party dealers, distributors or retailers and we are unable to successfully transition end-customers to purchase our products from other third-parties or from Zebra directly, it may cause, and in some cases has caused, a negative impact on our financial results.

Final assembly of certain of Zebra’s products is performed by third-party electronics manufacturers. Zebra is dependent on these third-party electronics manufacturers as a sole-source of supply for the manufacture of such products. A failure by such manufacturers to provide manufacturing services to Zebra as Zebra requires, or any disruption in such manufacturing services, may adversely affect Zebra’s business results. Because Zebra relies on these third-party electronics manufacturers to manufacture its products, Zebra may incur increased business continuity risks. Zebra is not able to exercise direct control over the assembly or related operations of certain of its products. If these third party manufacturers experience business difficulties or fail to meet Zebra’s manufacturing needs, then Zebra may be unable to satisfy customer product demands, lose sales and be unable to maintain customer relationships. Longer production lead times may result in shortages of certain products and inadequate inventories during periods of unanticipated higher demand. Without such third parties continuing to manufacture Zebra’s products, Zebra will have no other means of final assembly of certain of its products until Zebra is able to secure the manufacturing capability at another facility or develop an alternative manufacturing facility. This transition could be costly and time consuming.

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

Zebra’s future operating results depend on its ability to purchase a sufficient amount of materials, parts and components, as well as services and software to meet the demands of its customers and any disruption to its suppliers or significant increase in the price of supplies could have a negative impact on its results of operations. Zebra’s ability to meet customers’ demands depends, in part, on its ability to timely obtain an adequate delivery of quality materials, parts and components, as well as services and software from its suppliers. In addition, certain supplies are available only from a single source or limited sources and Zebra may not be able to diversify sources in a timely manner. If demand for Zebra’s products or services increases from its current expectations or if suppliers are unable to meet Zebra’s demand for other reasons, including as a result of natural disasters or financial issues, Zebra could experience an interruption in supplies or a significant increase in the price of supplies that could have a negative impact on its business. Zebra has experienced shortages in the past that have negatively impacted its results of operations and may experience such shortages in the future. In addition, credit constraints at Zebra’s suppliers could cause Zebra to accelerate payment of accounts payable by Zebra, impacting Zebra’s cash flow.

In addition, Zebra’s current contractual arrangements with certain suppliers may be cancelled or not extended by such suppliers and, therefore, not afford Zebra with sufficient protection against a reduction or interruption in supplies. Moreover, in the event any of these suppliers breach their contracts with Zebra, Zebra’s legal remedies associated with such a breach may be insufficient to compensate Zebra for any damages it may suffer.

The unfavorable outcome of any pending or future litigation, arbitration or administrative action could have a material adverse effect on Zebra’s financial condition or results of operations. From time to time Zebra is made a party to litigation, arbitration or administrative actions. Zebra’s financial results and reputation could be negatively impacted by unfavorable outcomes to any pending or future litigation or administrative actions, including those related to the Foreign Corrupt Practices Act, the U.K. Bribery Act or other anti-corruption laws. There can be no assurances as to the favorable outcome of any litigation or administrative proceedings. In addition, it can be very costly to defend litigation or administrative proceedings and these costs could negatively impact Zebra’s financial results.

It is important that Zebra is able to obtain many different types of insurance, and if Zebra is not able to obtain insurance or exhausts its coverage Zebra is forced to retain the risk. Zebra has many types of insurance coverage and is also self-insured for some risks and obligations. While the cost and availability of most insurance is stable, there are still certain types and levels of insurance that remain difficult to obtain, such as professional liability insurance, which is expensive to obtain for the amount of coverage often requested by certain customers. As Zebra grows its global solutions and services business, Zebra is being asked to obtain higher amounts of professional liability insurance, which could result in higher costs to do business. Natural disasters and certain risks arising from securities claims, professional liability and public liability are potential self-insured events that could negatively impact Zebra’s financial results. In addition, while Zebra maintains insurance for certain risks, the amount of its insurance coverage may not be adequate to cover all claims or liabilities, and Zebra may be forced to bear substantial costs from an accident, incident or claim.

Zebra is subject to a wide range of product regulatory and safety, consumer, worker safety and environmental laws. Zebra’s operations and the products it manufactures and/or sells are subject to a wide range of product regulatory and safety, consumer, worker safety and environmental laws and regulations. Compliance with such existing or future laws and regulations could subject Zebra to future costs or liabilities, impact its production capabilities, constrict its ability to sell, expand or acquire facilities, restrict what products and services Zebra can offer, and generally impact its financial performance. Some of these laws are environmental and relate to the use, disposal, remediation, emission and discharge of, and exposure to hazardous substances. These laws often impose liability and can require parties to fund remedial studies or actions regardless of fault. Zebra continues to incur disposal costs and have ongoing remediation obligations. Environmental laws have tended to become more stringent over time and any new obligations under these laws could have a negative impact on Zebra’s operations or financial performance.

Laws focused on: the energy efficiency of electronic products and accessories; recycling of both electronic products and packaging; reducing or eliminating certain hazardous substances in electronic products; and the transportation of batteries continue to expand significantly. Laws pertaining to accessibility features of electronic products, standardization of connectors and power supplies, the transportation of lithium-ion batteries and other aspects are also proliferating. There are also demanding and rapidly changing laws around the globe related to issues such as product safety, radio interference, radio frequency radiation exposure, medical related functionality, and consumer and social mandates pertaining to use of wireless or electronic equipment. These laws, and changes to these laws, could have a substantial impact on whether Zebra can offer certain products, solutions and services, on product costs, and on what capabilities and characteristics Zebra’s products or services can or must include.

These laws impact Zebra’s products and negatively affect Zebra’s ability to manufacture and sell products competitively. Zebra expects these trends to continue. In addition, Zebra anticipates that it will see increased demand to meet voluntary criteria related to reduction or elimination of certain constituents from products, increasing energy efficiency, and providing additional accessibility.

Risks Related to the Acquisition and Integration of the Enterprise Business

Zebra may be unable to effectively integrate Enterprise into its existing business. The integration of Enterprise, which is significantly larger than Zebra’s business prior to the Acquisition, into Zebra’s operations will be a significant undertaking and will require significant attention from Zebra’s management. The Acquisition, with an approximate enterprise value of $3.45 billion, is significantly larger than prior acquisitions Zebra completed and significantly increased the size of Zebra’s operations, increased its number of employees and operating facilities and expanded its geographic scope. There can be no assurance that Zebra will be able to successfully integrate Enterprise, or if such integration is successfully accomplished, that such integration will not be more costly than presently contemplated. There can also be no assurance that Zebra can successfully manage the combined business due to Zebra’s greatly increased size and scope. If Zebra cannot successfully integrate and manage Enterprise within a reasonable time following the Acquisition, Zebra may not be able to realize the potential and anticipated benefits of the Acquisition, which could have a material adverse effect on its business, financial condition, operating results, cash flows and growth prospects.

Zebra may be unable to realize the expected growth opportunities and cost savings from the Acquisition. In connection with the integration of Enterprise into Zebra’s existing operating structure, Zebra will seek to realize growth opportunities, along with cost savings. Zebra currently expects to realize annual cost savings of approximately $150 million per year to be fully achieved by the end of 2016. The anticipated cost savings are based upon assumptions about Zebra’s ability to implement integration measures in a timely fashion and within certain cost parameters. Zebra’s ability to achieve the planned cost synergies relies upon a significant number of factors, some of which may be beyond its control. For example, Zebra may be unable to eliminate duplicative costs in a timely fashion or at all. Zebra’s inability to realize anticipated cost savings, and revenue enhancements from the Acquisition could have a material adverse effect on its business, financial condition, operating results, cash flows and growth prospects.

The Acquisition could divert the attention of management. After completing the Acquisition, Zebra entered new lines of business that it lacks experience managing. Similarly, because Enterprise is significantly larger than Zebra’s business prior to the Acquisition, Zebra will be required to manage new and larger lines of business, and consequently the integration process will require significant attention from management, which may divert management’s attention from Zebra’s other businesses. Management may also have difficulty assimilating the corporate cultures, maintaining employee morale and retaining key employees. These diversions, together with other difficulties Zebra may have integrating Enterprise, could have a material adverse effect on Zebra’s business, financial condition, operating results, cash flows and growth prospects.

Zebra may be unable to retain key employees who transferred as part of Enterprise. Generally, employees of Enterprise are not contractually obligated to continue their employment with Zebra. Zebra’s ability to successfully integrate and operate Enterprise depends in part on the continued service of senior management and other key personnel of Enterprise. Zebra can provide no assurance that it will be successful in retaining the service of Enterprise’s senior managers and key employees, and the failure to do so could have a material adverse effect on Zebra’s ability to integrate Enterprise.

Enterprise may have liabilities that are not known to Zebra. As part of the Acquisition, Zebra assumed certain liabilities of Enterprise. There may be liabilities that Zebra failed or were unable to discover in the course of performing due diligence investigations into Enterprise. Any such liabilities, individually or in the aggregate, could have a material adverse effect on Zebra’s business, financial condition, operating results, cash flows and growth prospects.

The Acquisition may entitle certain customers of Enterprise to terminate their agreements with it as a result of change of control provisions. Certain Enterprise customers may be entitled to terminate certain of their agreements with Enterprise as a result of the Acquisition. Zebra cannot avoid the possibility that some customers may exercise their termination rights and opt to discontinue business with Enterprise as a result of the Acquisition, which could have an adverse effect on Zebra’s expected revenues following the Acquisition.

Moreover, some of Zebra’s existing customers may conclude that as a result of the Acquisition they are overly reliant on a single provider. In such circumstance, Zebra’s customers may engage its competitors or facilitate the emergence of new competitors to diversify sourcing and service options, which could have an adverse effect on Zebra’s expected revenues following the Acquisition.

Zebra relies on MSI to perform certain critical transition services and there can be no assurance that those services will be performed timely and effectively or that Zebra can replace those services prior to the expiration of the transition services agreement or successfully develop its own operations going forward. Under the terms of the transition services agreement that Zebra entered into with MSI in connection with the Acquisition, MSI will provide Zebra with services critical for the operation and continuity of Zebra operation of Enterprise for a period of twelve to twenty-four months (which may be extended an additional six to twelve months upon Zebra’s request). Zebra is in the process of transitioning these critical functions, which include primarily information technology. Until Zebra transitions such functions, it will continue to rely on MSI for those services. There can be no assurances that these services will be performed timely and effectively or that Zebra will be able to successfully or timely transition such functions away and assume responsibility over them. Significant disruption in these transition services, or unanticipated costs related to these services, could materially and adversely affect Zebra’s business, financial condition and results of operations. Additionally, if we are unable to transition such services to Zebra in a timely fashion or without disruption to Zebra’s operations, we could experience an adverse effect on our business, financial condition and results of operations.

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to document and test our internal controls over financial reporting and to report on our assessment as to the effectiveness of these controls. Any delays or difficulty in satisfying these requirements or negative reports concerning our internal controls could adversely affect our future results of operations and financial condition. These documentation and reporting requirements apply to the portion of our business relating to the Enterprise as of Business of December 31, 2015. Because of the timing, size and complexity of the Acquisition Zebra has not completed its documentation and assessment of internal controls over financial reporting related to Enterprise. We may discover areas of our internal controls that need improvement, particularly with respect to Enterprise. We cannot be certain that any remedial measures we take will ensure appropriate implementation and maintenance of adequate internal controls over the financial reporting processes and reporting in the future. We may incur significant additional costs in order to ensure the financial reporting related to Enterprise complies with the requirements of the Sarbanes-Oxley Act of 2002 and its other public company requirements, which, in turn, would reduce our earnings. Implementing such remedial measures may be complicated by the limited timeframe in which to implement such measures, the possibility that implementation of such measures may require a substantial amount of work and time by Zebra personnel, and the challenge of migrating to a new ERP while implementing such remedial measures. In addition, development of an adequate financial reporting system and the internal controls for Enterprise to achieve compliance with the Sarbanes-Oxley Act of 2002 may increase the time and costs necessary to complete integration of Enterprise or cause us to miss our reporting obligations. To the extent the financial reporting function of Enterprise has deficiencies in its internal controls, it may impact our internal controls.

Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we are unable to conclude that we have effective internal controls over financial reporting, or if our independent registered public accounting firm is unable to provide us with an unqualified report regarding the effectiveness of our internal controls over financial reporting, investors could lose confidence in the reliability of our financial statements. Failure to comply with Section 404 of the Sarbanes-Oxley Act of 2002 could potentially subject us to sanctions or investigations by the SEC, or other regulatory authorities. In addition, failure to comply with our reporting obligations with the SEC may cause an event of default to occur under the Debt Agreements, or similar instruments governing any debt we or our subsidiaries incur in the future.

Risks Related to the Indebtedness

In connection with the Acquisition, Zebra has incurred substantial debt obligations, which could adversely affect Zebra’s financial condition. Zebra’s total outstanding debt for borrowed money in connection with the acquisition was approximately $3.25 billion on October 27, 2014. In addition, subject to restrictions in the agreements governing Zebra’s existing and future indebtedness, Zebra may incur additional indebtedness. Zebra’s substantial level of indebtedness could have important consequences, including the following:

•	Zebra may experience difficulty in satisfying its obligations with respect to its existing indebtedness or future indebtedness, including the Indebtedness;
•	Zebra’s ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired;
•	Zebra plans to use a substantial portion of cash flow from operations to pay interest and principal on the indebtedness, which may reduce the funds available to Zebra for other purposes, such as acquisitions and capital expenditures;
•	Zebra’s may be at a competitive disadvantage with reduced flexibility in planning for, or responding to, changing conditions in the industry, including increased competition; and
•	Zebra may be more vulnerable to economic downturns and adverse developments in the business.

Zebra expects to fund its expenses and to pay the principal and interest on the Indebtedness from cash flow from operations. Zebra’s ability to meet its expenses and to pay principal and interest on the Indebtedness when due thus depends on its future performance, which will be affected by financial, business, economic and other factors. Zebra will not be able to control many of these factors, such as economic conditions in the markets where Zebra operates and pressure from competitors. Additionally, Zebra has not previously undertaken substantial amounts of indebtedness. Historically, Zebra has operated its business without incurring significant indebtedness for borrowed money and has limited experience operating its business subject to the constraints imposed by the Debt Agreements.

Despite the Indebtedness, Zebra may be able to incur substantially more indebtedness and take other actions that could further exacerbate the risk associated with its substantial indebtedness. Zebra incurred approximately $3.25 billion of indebtedness. In addition to the financing activities, Zebra may be able to incur substantially more indebtedness in the future, resulting in higher leverage. Subject to the limits contained in the Debt Agreements, Zebra may incur additional indebtedness from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. To the extent Zebra incurs additional indebtedness, the risks associated with its substantial indebtedness will be exacerbated.

Zebra’s use of derivative financial instruments to reduce interest rate risk associated with the Acquisition may result in added volatility in its quarterly operating results. Zebra does not hold or issue derivative financial instruments for trading purposes. However, Zebra does utilize derivative financial instruments to reduce interest rate risk associated with the indebtedness. To manage variable interest rate risk, Zebra entered into forward interest rate swap agreements, which will effectively convert a portion of the Indebtedness into a fixed rate loan. Under generally accepted accounting principles, the fair values of the swap contracts, which will either be amounts receivable from or payable to counterparties, are reflected as either assets or liabilities on Zebra’s Consolidated Balance Sheets. Zebra records its fair value change in our Consolidated Statements of Earnings, as a component of “Other income (expense)”. The associated impact on Zebra’s quarterly operating results is directly related to changes in prevailing interest rates. If interest rates increase, Zebra would have a non-cash gain on the swaps, and vice versa. Consequently, these swap contracts introduce complexity to Zebra’s operating results.

Restrictive covenants in the Debt Agreements may limit Zebra’s current and future operations, particularly its ability to respond to changes in its business or to pursue its business strategies. The Debt Agreements contain, and instruments governing any future indebtedness will contain, a number of restrictive covenants that impose significant operating and financial restrictions, including restrictions on Zebra’s ability to take actions that Zebra believes may be in its interest. Zebra expects these covenants will limit its ability to:

•	incur additional indebtedness or guarantees;
•	pay dividends or make other distributions or repurchase or redeem its stock or prepay or redeem certain indebtedness;
•	sell or dispose of assets and issue capital stock of restricted subsidiaries;
•	incur liens or enter into sale-lease-back transactions;
•	enter into agreements restricting its subsidiaries’ ability to pay dividends;

•	enter into transactions with affiliates;
•	engage in new lines of business;
•	consolidate, merge or enter into other fundamental changes;
•	make loans, investments and/or acquisitions; and
•	enter into amendments or modifications of certain material subordinated debt agreements or organizational documents.

Additionally, the Term Loan entered into to fund a portion of the Acquisition will require Zebra to maintain in certain circumstances compliance with a consolidated total secured net leverage ratio. Zebra’s ability to comply with this ratio may be affected by events beyond its control, and Zebra cannot assure you that Zebra will meet this ratio. The restrictions could adversely affect Zebra’s ability to:

•	finance operations;
•	make needed capital expenditures;
•	make strategic acquisitions or investments or enter into alliances;
•	withstand a future downturn in our business or the economy in general;
•	engage in business activities, including future opportunities, that may be in Zebra’s interest; and
•	plan for or react to market conditions or otherwise execute Zebra’s business strategies.

A breach of any of the covenants contained in the Debt Agreements (including an inability to comply with the financial maintenance covenants) that is not remedied within the applicable cure period, if any, would result in an event of default under the Debt Agreements. If, when required, Zebra is unable to repay or refinance the Indebtedness or amend the covenants contained in the Debt Agreements, or if a default otherwise occurs that is not cured or waived, the lenders or holders of Zebra’s debt securities could elect to declare all borrowings outstanding, together with accrued interest and other fees, to be immediately due and payable or institute foreclosure proceedings against those assets that secure the borrowings. Should the outstanding obligations be accelerated and become due and payable because of any failure to comply with the applicable covenants in the future, Zebra would be required to search for alternative measures to finance current and ongoing obligations of its business. There can be no assurance that such financing will be available on acceptable terms, if at all. Any of these scenarios could adversely impact Zebra’s liquidity, financial condition and results of operations.

A significant amount of cash will be required to service the Indebtedness. Zebra’s ability to make payments on and to refinance the Indebtedness and to fund working capital needs, general corporate expenditures and planned capital expenditures will depend on Zebra’s ability to generate a significant amount of cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, business, legislative, regulatory and other factors that are beyond Zebra’s control.

If Zebra’s business does not generate sufficient cash flows from operations or if future borrowings are not available to Zebra in an amount sufficient to enable Zebra to pay the Indebtedness or to fund its other liquidity needs, Zebra may need to refinance all or a portion of the Indebtedness on or before the maturity thereof, sell assets, reduce or delay capital investments or seek to raise additional capital, any of which could have a material adverse effect on Zebra’s operations. In addition, Zebra may not be able to effect any of these actions, if necessary, on commercially reasonable terms or at all. Zebra’s ability to restructure or refinance the Indebtedness will depend on the condition of the capital and debt markets and its financial condition at such time. Any refinancing of the Indebtedness could be at higher interest rates and may require Zebra to comply with more onerous covenants, which could further restrict business operations. The terms of anticipated or future debt instruments may limit or prevent Zebra from taking any of these actions. In addition, any failure to make scheduled payments of interest and/or principal on outstanding indebtedness would likely result in a reduction of Zebra’s credit rating, which could harm its ability to access additional capital on commercially reasonable terms or at all. Zebra’s inability to generate sufficient cash flow to satisfy its debt service obligations, or to refinance or restructure its obligations on commercially reasonable terms or at all, would have an adverse effect, which could be material, on Zebra’s business, financial condition and results of operations, as well as on its ability to satisfy the obligations in respect of the Indebtedness.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Zebra’s corporate headquarters are located in Lincolnshire, Illinois, a northern suburb of Chicago. Zebra also operates manufacturing, production and warehousing facilities, administrative, research and sales facilities in other U.S. locations and other countries.

As of December 31, 2014, Zebra owned 3 facilities located in: Holtville, NY; Preston, UK; and Mississauga, Ontario, Canada. As of December 31, 2014, we operated from 13 facilities for the purposes of manufacturing, production and warehousing, eight of which were located in the United States and five were located in other countries. As of December 31, 2014, the Company leased 88 facilities, 35 of which were located in the United States and 53 were located in other countries

We generally consider the productive capacity of the plants to be adequate and sufficient for our requirements. The extent of utilization of each manufacturing facility varies throughout the year.

Item 3.	Legal Proceedings

See Note 15 in the Notes to the Consolidated Financial Statements included in this Form 10-K.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Information: Price Range and Common Stock

Our Class A Common Stock is traded on The NASDAQ Stock Market under the symbol ZBRA. The following table shows the high and low trade prices for each fiscal quarter in 2014 and 2013, as reported by The NASDAQ Stock Market.

2014	High	Low	2013	High	Low
First Quarter	$72.76	$52.61	First Quarter	$47.24	$40.04
Second Quarter	87.53	60.06	Second Quarter	47.20	42.51
Third Quarter	86.02	72.10	Third Quarter	49.38	42.86
Fourth Quarter	79.11	58.95	Fourth Quarter	55.22	45.00

Source: The NASDAQ Stock Market

At February 13, 2015, the last reported price for the Class A Common Stock was $90.53 per share, and there were 187 registered stockholders of record for Zebra’s Class A Common Stock. In addition, we had approximately 23,900 stockholders who owned Zebra stock in street name.

Dividend Policy

Since our initial public offering in 1991, we have not declared any cash dividends or distributions on our capital stock. Zebra currently does not anticipate paying any cash dividends in the foreseeable future.

Treasury Shares

Zebra did not purchase shares of Zebra Class A Common Stock during the fourth quarter of 2014.

On November 2011, Zebra’s Board authorized the purchase of up to an additional 3,000,000 shares under the purchase plan program and the maximum number of shares that may yet be purchased under the program is 665,475. The November 2011 authorization does not have an expiration date.

Item 6.	Selected Financial Data

CONSOLIDATED STATEMENTS OF EARNINGS (LOSS) DATA

(In thousands, except per share amounts)

	Year Ended December 31,
	2014 (1)		2013		2012		2011		2010
Net sales	$1,670,572		$1,038,159		$996,168		$983,488		$894,359
Cost of sales	892,547		534,549		504,524		496,719		473,584

Gross profit	778,025		503,610		491,644		486,769		420,775
Total operating expenses	689,435	(2)	343,346	(4)	327,293	(5)	304,733	(6)	272,560 (7)

Operating income	88,590		160,264		164,351		182,036		148,215
Income from continuing operations before income taxes	16,629	(3)	163,827		164,174		179,719		149,607
Income from continuing operations	32,429		134,225		121,897		130,343		104,614
Income (loss) from discontinued operations, net of tax	0		133		1,007		44,300		(2,836)

Net income	$32,429		$134,358		$122,904		$174,643		$101,778

Basic earnings per share:
Income from continuing operations	$0.64		$2.65		$2.36		$2.42		$1.83
Income (loss) from discontinued operations	0.00		0.00		0.02		0.82		(0.05)

Net income	$0.64		$2.65		$2.38		$3.24		$1.78

Diluted earnings per share:
Income from continuing operations	$0.63		$2.63		$2.35		$2.40		$1.82
Income (loss) from discontinued operations	0.00		0.00		0.02		0.82		(0.05)

Net income	$0.63		$2.63		$2.37		$3.22		$1.77

Weighted average shares outstanding
Basic	50,789		50,693		51,566		53,854		57,143
Diluted	51,380		51,063		51,843		54,191		57,428

CONSOLIDATED BALANCE SHEET DATA

(In thousands)

	December 31,
	2014 (8)	2013	2012	2011	2010
Cash and cash equivalents, restricted cash, investments and marketable securities (current and long-term)	$418,335	$415,795	$394,075	$326,695	$258,598
Working capital (9)	716,203	635,049	615,649	475,899	455,143
Total assets	5,568,851	1,119,812	967,748	899,006	878,864
Long-term obligations (10)	3,356,718	15,477	14,229	11,515	10,191
Stockholders’ equity	1,039,908	958,658	857,002	776,925	730,032

(1)	On October 27, 2014, we acquired Enterprise; Consolidated Statements of Earnings (loss) data include Enterprise’s results from the acquisition date through December 31, 2014. Net Sales in 2014 include $476.0 million from Enterprise operations
(2)	Includes acquisition and integration costs of $126.7 million and exit and restructuring costs of $6.0 million
(3)	Includes interest expense costs of $56.8 million
(4)	Includes exit and restructuring costs of $5.9 million
(5)	Includes asset impairment charges of $9.1 million and exit and restructuring costs of $0.9 million
(6)	Includes exit and restructuring costs of $2.0 million
(7)	Includes litigation settlement proceeds received of $1.1 million and exit and restructuring costs of $2.3 million
(8)	The consolidated balance sheet data includes Enterprise data as of December 31, 2014. Total assets include $2.336 billion of goodwill and $1.014 billion of intangibles, see Note 3 Business Combinations in the Notes to the Consolidated Financial Statements included in this Form 10-K. Long term obligations include $3.2 billion of long term debt, see Note 14 Long-term debt in the Notes to the Consolidated Financial Statements included in this Form 10-K

(9)	Calculated as current assets minus current liabilities.
(10)	Long-term obligations include deferred compensation, unearned revenue and long-term debt.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Zebra is a global leader respected for innovation and reliability. We offer products and services that give organizations greater visibility and insights into their operations, which we call Enterprise Asset Intelligence. Our products and services allow our customers to manage their assets, transactions and people more effectively, and thereby improve their operational efficiency, deliver a better customer experience, provide more effective security and achieve other objectives of their organization.

In October 2014, Zebra acquired the Enterprise business (“Enterprise”) from Motorola Solutions, Inc. (“MSI”), excluding its iDEN, or Integrated Digital Enhanced Network Business, for $3.45 billion in cash (the “Acquisition”). Enterprise is an industry leader in mobile computing and advanced data capture technologies and services, which complement Zebra’s printing and RFID products. Its products include rugged and enterprise-grade mobile computers; laser, imaging and radio frequency identification based data capture products; wireless LAN (“WLAN”) solutions and software; and applications that are associated with these products and services. Enterprise service revenues include revenues arising from maintenance, integration services and device and network management.

Similar to Zebra’s business, Enterprise’s products and services are sold to a wide range of enterprise customers, including those in the retail, hospitality, transportation and logistics, manufacturing, warehouse and distribution centers, energy and utilities, education and healthcare industries. Zebra financed the Acquisition through a combination of cash on hand and borrowings of $3.25 billion (the “Indebtedness”), including the sale of 7 1⁄4% senior notes due 2022 with an aggregate principal amount of $1.05 billion (the “Notes”) and a new credit agreement with various lenders that provided a term loan of $2.2 billion (the “Term Loan”) due 2021.

Results of Operations: Year Ended December 31, 2014 versus Year Ended December 31, 2013

Consolidated Results of Operations

(Amounts in thousands, except percentages)

	Year Ended
	December 31, 2014	December 31, 2013	Percent Change	Percent of Net Sales - 2014	Percent of Net Sales - 2013
Net sales	$1,670,572	$1,038,159	60.9	100.0	100.0
Gross profit	778,025	503,610	54.5	46.6	48.5
Operating income	88,590	160,264	(44.7)	5.3	15.4

Zebra experienced sales growth across all regions and all product categories in 2014 which resulted in an increase of 60.9% compared to 2013. Sales growth is primarily from the October 2014 acquisition of Enterprise and the December 2013 acquisition of Hart Systems LLC which increased sales for the year by $482.2 million and $23.7 million respectively, in services, software and hardware. Sales of printers and supplies also contributed meaningfully to the annual sales growth.

Sales by product category were as follows (amounts in thousands, except percentages):

	Year Ended
Product category	December 31, 2014	December 31, 2013	Percent Change	Percent of Net Sales 2014	Percent of Net Sales 2013
Hardware	$1,233,386	$740,567	66.5	73.8	71.3
Supplies	265,176	243,965	8.7	15.9	23.5
Service and software	172,010	53,627	220.8	10.3	5.2

Total net sales	$1,670,572	$1,038,159	60.9	100.0	100.0

Sales to customers by geographic region were as follows (in thousands, except percentages):

	Year Ended
Geographic region	December 31, 2014	December 31, 2013	Percent Change	Percent of Net Sales 2014	Percent of Net Sales 2013
Europe, Middle East and Africa	$583,005	$326,470	78.6	34.9	31.4
Latin America	134,638	99,041	35.9	8.1	9.5
Asia-Pacific	215,911	152,740	41.4	12.9	14.7

Total International	933,554	578,251	61.4	55.9	55.6
North America	737,018	459,908	60.3	44.1	44.4

Total net sales	$1,670,572	$1,038,159	60.9	100.0	100.0

Gross profit

Gross profit increased $274.4 million or 54.5%. $214.8 million was due to the October 2014 acquisition of Enterprise and $15.3 million was due to the December 2013 acquisition of Hart Systems LLC.

Operating income

Operating income decreased 44.7% from prior year. This was mainly due to acquisition costs and amortization of intangibles related to the October 2014 acquisition of Motorola’s Enterprise Business. In addition, expenses across all functional areas increased due to the October 2014 acquisition of Enterprise and the December 2013 acquisition of Hart Systems LLC.

Segment Information

Commencing with the acquisition of Enterprise in October 2014, our continuing operations consist of two segments – (1) Enterprise, comprised of our mobile computing, data capture, and WLAN products and (2) Legacy Zebra, comprised of barcode and card printing, location and motion sensing and supplies products. The following commentary should be read in conjunction with the financial results of each operating business segment as detailed in Note 21, Segment Information and Geographic Data in the Notes to the Consolidated Financial Statements. The segment data excludes acquisition costs, amortization of intangibles and exit and restructuring costs.

Segment information is as follows (in thousands):

Legacy Zebra Segment – Year to date

(Amounts in thousands, except percentages)

	Year ended
	December 31, 2014	December 31, 2013	Percent Change	Percent of Net Sales - 2014	Percent of Net Sales - 2013
Net sales	$1,194,536	$1,038,159	15.1	100.0	100.0
Gross profit	$597,853	$503,610	18.7	50.0	48.5
Operating income	$238,162	$178,539	33.4	19.9	17.2

Legacy Zebra Segment Sales

Net sales for 2014 increased 15.1%, compared to 2013. This increase is a result of growth across all regions and across all product categories, with notable increases in supplies and service contracts, tabletop, desktop and mobile printers. Increased services and software revenue is attributable to both organic growth and the December 2013 acquisition of Hart Systems increased sales by $23.7 million. Movement in foreign currency, net of hedges, increased sales growth by $10.2 million.

Legacy Zebra Segment Gross profit

Gross margin of 50.0%, versus 48.5% for 2013, reflects the favorable impact of lower product costs, improved absorption of fixed costs, lower freight costs, and revenue related to the December 2013 acquisition of Hart Systems LLC. Favorable movements in foreign currency, net of hedges, increased gross profit by $7.1 million.

Legacy Zebra Segment Operating Income

Operating income increased 33.4% from prior year. This is the result of favorable movements in gross profit offset by increases in operating expenses. These expenses exclude acquisition costs, amortization of intangibles and exit and restructuring costs.

Enterprise Segment – For two months ended December 31, 2014

(Amounts in thousands, except percentages)

	Two months Ended
	December 31, 2014	Percent of Net Sales - 2014
Net sales	$482,217	100.0
Gross profit	$214,806	44.5
Operating income	$65,032	13.5

Enterprise Sales

On October 27, 2014, Zebra acquired Enterprise, a provider of industry-leading data capture, mobile computing, specialty printing and asset tracking solutions and services. This transaction strengthens and expands Zebra’s product portfolio and geographic reach.

For the two months ended December 31, 2014, net sales for Enterprise was $482.2 million, excluding a reduction of $6.2 million in a purchase price accounting adjustment related to the valuation of service contracts. For the period, sales of mobile computing products were strong, with shipments to customers in retail, transportation and logistics and postal, particularly in North America and EMEA. Sales of Enterprise products were also strong to distributors, also particularly in North America and EMEA.

Enterprise Gross profit

Gross profit for Enterprise for the two months ended December 31, 2014, was $214.8 million, or 44.5% of sales, excluding reductions of $28.5 million in cost of sales and $6.2 million in service revenue, as purchase accounting adjustments. The gross profit margin reflects the mix of product sales and service revenue for the two-month period.

Enterprise Operating Income

Operating income for Enterprise for the two months ended December 31, 2014 was $65.0 million. Excluded from this amount are accounting adjustments of $28.5 million in cost of sales and $6.2 million in service revenue, amortization expense of $43.6 million and acquisition expense of $10.5 million associated with the October 2014 acquisition of Enterprise and $5.7 million of restructuring costs.

Consolidated Operating expenses

Operating expenses are summarized below (in thousands, except percentages):

	Year Ended
Operating Expenses	December 31, 2014	December 31, 2013	Percent Change
Selling and marketing	$213,304	$138,020	54.5
Research and development	151,103	91,147	65.8
General and administrative	138,214	96,216	43.6
Amortization of intangible assets	54,096	7,383	N/M
Acquisition costs	126,711	4,690	N/M
Exit and restructuring costs	6,007	5,890	2.0

Total operating expenses	$689,435	$343,346	100.8

Operating expenses for 2014 increased 100.8% mainly due to acquisition costs, amortization of intangibles and increased costs across all functional areas as a result of the October 2014 acquisition of Enterprise and the December 2013 acquisition of Hart Systems LLC.

•	Selling and marketing expenses increased 54.5% of which 46.4% is related to the October 2014 acquisition of Enterprise. This remaining increase of 8.1% is mainly due to increases in compensation costs related to higher sales and improved operating results in the legacy Zebra business.
•	Research and development increased 65.8% in comparison to 2013 with Enterprise contributing 55.4% to the year over year increase. Compensation costs and outside professional services make up the majority of the incremental change from prior year.
•	General and administrative expenses increased 43.6% due to increases in compensation costs due to higher sales and outside professional services. The October 2014 acquisition of Enterprise contributed 19.0% to the overall increase from prior year.

Consolidated other income (expense)

Zebra’s non-operating income and expense items are summarized in the following table (in thousands):

	Year Ended
	December 31,	December 31,
	2014	2013
Investment income (loss)	$(714)	$2,366
Foreign exchange loss	(8,759)	(524)
Forward swaps loss	(4,649)	0
Interest expense	(56,836)	(98)
Other, net	(1,003)	1,819

Total other income (expense)	$(71,961)	$3,563

Foreign exchange loss

The increase in foreign exchange loss is due to losses on net foreign currency assets of $14.4 million offset by gains of $5.7 million from foreign exchange derivatives.

Interest Expense

The increase in interest expense is due to interest expense of $16.0 million related to the senior notes, $20.0 million related to the term loan and bridge loan fees of $19.0 million.

Forward Interest Rate Swaps

The increase in forward swap loss is due to the loss on the forward interest rate swaps not designated in a hedge relationship. We entered into New Swaps and Offsetting Swaps on November 20, 2014, which we designated as cash flow hedges of interest rate exposure associated with variability in future cash flows on the Term Loan. Subsequent to the hedge designation, the effective portion of changes in their fair value is recognized in other comprehensive income (loss) and the ineffective portion is recognized in earnings. The effective portion recognized in other comprehensive income (loss) will be reclassified to earnings in other income (expense) as the interest payments under the Term Loan affect earnings. The Syndicated Swaps and the Offsetting Swaps are not designated in a hedging relationship and the changes in fair values are recognized in earnings in other income (expense). Refer to Note 13, Derivative Instruments to the Consolidated Financial Statements included in the Form 10-K.

Income taxes

The effective income tax rate for 2014 was (95.0%) compared to prior year’s effective income tax rate of 18.1%. The 2014 rate benefit is primarily driven by foreign earnings taxed at a lower rates and domestic pre-tax loss, which is attributable to third-party interest expense and acquisition expenses.

Comparison of Years Ended December 31, 2013 and 2012

Consolidated Results of Operations

(Amounts in thousands, except percentages)

	Year Ended
	December 31, 2013	December 31, 2012	Percent Change	Percent of Net Sales - 2013	Percent of Net Sales - 2012
Net Sales
Tangible products	$984,532	$948,227	3.8	94.8	95.2
Service & software	53,627	47,941	11.9	5.2	4.8

Total net sales	1,038,159	996,168	4.2	100.0	100.0
Cost of Sales
Tangible products	507,513	479,633	5.8	48.9	48.1
Service & software	27,036	24,891	8.6	2.6	2.5

Total cost of sales	534,549	504,524	6.0	51.5	50.6

Gross profit	503,610	491,644	2.4	48.5	49.4
Operating expenses	343,346	327,293	4.9	33.1	32.9

Operating income	160,264	164,351	(2.5)	15.4	16.5
Other income (expense)	3,563	(177)	N/M	0.4	(0.0)

Income from continuing operations before income taxes	163,827	164,174	(0.2)	15.8	16.5
Income taxes	29,602	42,277	(30.0)	2.9	4.3

Income from continuing operations	134,225	121,897	10.1	12.9	12.2
Income from discontinued operations, net of tax	133	1,007	(86.8)	0.0	0.1

Net income	$134,358	$122,904	9.3	12.9	12.3

Diluted earnings per share:
Income from continuing operations	$2.63	$2.35	11.9
Income from discontinued operations	0.00	0.02	N/M

Net income	$2.63	$2.37	11.0

Consolidated Results of Operations – Full Year

Net sales for 2013 compared with 2012 increased 4.2% as a result of growth across most product categories with notable increases in supplies, service and software. The growth in supplies, due to the LaserBand acquisition in July 2012, partially offset weak business conditions from the first half of 2013. Printer unit volumes increased 4.9% for 2013 compared to 2012 due to volume increases in desktop, mobile, kiosk and card printers. Movement towards lower-priced printers partially offset unit volume increases. Movement in foreign currency, net of hedge activity, partially offset sales growth by $2.8 million.

Sales by product category were as follows (amounts in thousands, except percentages):

	Year Ended
Product category	December 31, 2013	December 31, 2012	Percent Change	Percent of Net Sales 2013	Percent of Net Sales 2012
Hardware	$735,123	$730,489	0.6	70.8	73.4
Supplies	243,965	212,499	14.8	23.5	21.3
Service and software	53,627	47,941	11.9	5.2	4.8

Subtotal products	1,032,715	990,929	4.2	99.5	99.5
Shipping and handling	5,444	5,239	3.9	0.5	0.5

Total net sales	$1,038,159	$996,168	4.2	100.0	100.0

North America, Asia Pacific and Europe, Middle East and Africa contributed to an overall growth of 4.2% with notable increases in supplies and printer sales. The growth in supplies, which includes labels and wristbands, is the result of the Laserband acquisition in July of 2012 plus organic growth in supplies.

Sales to customers by geographic region were as follows (in thousands, except percentages):

	Year Ended
Geographic region	December 31, 2013	December 31, 2012	Percent Change	Percent of Net Sales 2013	Percent of Net Sales 2012
Europe, Middle East and Africa	$326,470	$322,970	1.1	31.4	32.4
Latin America	99,041	100,101	(1.1)	9.5	10.0
Asia-Pacific	152,740	137,577	11.0	14.7	13.8

Total International	578,251	560,648	3.1	55.6	56.2
North America	459,908	435,520	5.6	44.4	43.8

Total net sales	$1,038,159	$996,168	4.2	100.0	100.0

Gross profit

Gross profit increased 2.4% due to higher volumes partially offset by unfavorable movements in product mix. Movements in foreign currency, net of hedges, decreased gross profit by $1.0 million.

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

In the second quarter of 2013, management determined that additional restructuring actions would be required to meet our financial goals for the Location Solutions business. We anticipate that the results of our restructuring actions will reduce costs of the Location Solutions business by $4.0 million per year. These savings should be fully realized by the first quarter 2014. The savings from the Location Solutions restructuring plan will primarily benefit cost of goods sold, engineering and selling and marketing expenses.

During 2007, Zebra began a plan to outsource printer manufacturing to a third-party contract manufacturer. The transition to the third-party manufacturer was completed during 2010. During the fourth quarter of 2012, we determined that further supply chain cost reductions were possible by moving certain supply chain support operations closer to our contract printer manufacturer’s facility, which is located in China. We anticipate these actions will generate $2.6 million in annual savings to our cost of goods sold. These actions were completed by the end of 2013.

Operating income

The operating income decrease for 2013 was the result of operating expense increases as noted above and partially offset by higher gross profit.

Other income (expense)

Zebra’s non-operating income and expense items are summarized in the following table (in thousands):

	Year Ended
	December 31,	December 31,
	2013	2012
Investment income	$2,366	$2,485
Foreign exchange loss	(524)	(941)
Interest income (expense)	(98)	(207)
Other, net	1,819	(1,514)

Total other income (expense)	$3,563	$(177)

The increase in other income is the result of a net $1.6 million favorable litigation settlement associated with an investment loss that was recorded in prior years.

Income taxes

The effective tax rate for 2013 was 18.1% compared to an effective tax rate of 25.8% for 2012. The 2012 rate reflects a discrete item for nondeductible asset impairment charge, increasing the tax rate by 1.9% for the full year. Further, in 2012, in order to streamline the management, financing and capital structure of its foreign affiliates, Zebra established a foreign holding company and restructured the ownership structure of its foreign affiliates. This new holding company structure allows Zebra to consolidate the ownership of its significant foreign affiliates under a single holding company. In addition, the structure introduced leverage which gives Zebra the ability to facilitate cash pooling and improve the capital structure of its non-US operations. The new capital structure and global financing favorably impacts the Zebra’s effective tax rate and facilitates the tax efficient movement of Zebra’s foreign cash to finance the ongoing operating and investment needs of the foreign subsidiaries. The restructuring was completed in the second quarter of 2012 and was in place for the full year in 2013. In addition, the US R&D credit reinstatement for the 2012 income tax year resulted in a tax benefit of $0.9 million. Finally, Zebra recorded a favorable provision to return adjustment resulting in a reduction to the effective tax rate of 1.1% following the filing of Zebra’s 2012 income tax returns.

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

Revenue Recognition

Revenue includes sales of hardware, supplies, software and services (including repair services, extended service contracts, and professional services) and bundled sales of equipment, software and services. We enter into revenue arrangements that may consist of multiple deliverables of our products and services due to the needs of our customers. Zebra recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred and title has passed to the customer, which happens at the point of shipment, provided that no significant obligations remain, the price is fixed and determinable and collectability of the sales price is reasonably assured. For hardware sales, in addition to the criteria discussed above, revenue recognition occurs when no significant obligations remain and allowances for discounts, price protection, returns and customer incentives can be reasonably estimated. In addition to cooperative marketing and other incentive programs, Zebra has arrangements with some distributors which allow for price protection and limited rights of return, generally through stock rotation programs. Under the price protection programs, Zebra gives distributors credits for the difference between the original price paid and Zebra’s then current price. Under the stock rotation programs, distributors are able to exchange certain products based on the number of qualified purchases made during the period. We monitor and track these programs and record a provision for future payments or credits granted as reductions of revenue based on historical experience. Recorded revenues are reduced by these allowances. Zebra enters into post contract maintenance and support agreements; revenues are deferred and then recognized ratably over the service period and the cost of providing these services is expensed as incurred. Zebra includes shipping and handling charges billed to customers as revenue when the product ships; any costs incurred related to these services are included in cost of sales.

Fair Value of Financial Instruments

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Our financial assets and financial liabilities that require recognition under the accounting guidance generally include available-for-sale investments, employee deferred compensation plan, foreign currency derivatives and interest rate swaps. The guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of us. Unobservable inputs that reflect our assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

Zebra’s investments in marketable debt securities are classified as available-for-sale except for securities held in Zebra’s deferred compensation plan which are considered to be trading securities. In general we use quoted prices in active markets for identical assets to determine fair value. If active markets for identical assets are not available to determine fair value, then we use quoted prices for similar assets or inputs that are observable either directly or indirectly.

Zebra has foreign currency forwards to hedge certain foreign currency exposures and interest rate swaps to hedge a portion of the variability in future cash flows on debt. We use broker quotations or market transactions, in either the listed or over-the-counter markets to value our foreign currency exchange contracts and relevant observable market inputs at quoted intervals, such as forward yield curves and Zebra’s own credit risk to value our interest rate swaps.

Accounts Receivable

We maintain an allowance for doubtful accounts for losses that we estimate will arise from our customers’ inability to make required payments. We make estimates of the collectability of our accounts receivable by considering factors such as historical bad debt experience, specific customer creditworthiness, the age of the accounts receivable balances and current economic trends that may affect a customer’s ability to pay. If the data we use to calculate the allowance for doubtful accounts does not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and our results of operations could be materially affected. Accounts receivable reserves as of December 31, 2014, were $1.1 million or 0.2% of the balance due.

Inventories

We value our inventories at the lower of the actual cost to purchase or manufacture using the first-in, first-out (FIFO) method, or the current estimated market value. We review inventory quantities on hand and record a provision for excess and obsolete inventory based on forecasts of product demand and production requirements for the subsequent twelve months.

Over the last three years, our inventory reserves have ranged from 1.5% to 11.9% of gross inventory. As of December 31, 2014, inventory reserves were $5.8 million, or 1.5% of gross inventory. We believe this reserve level is appropriate considering the quantities and quality of the inventories as of December 31, 2014.

Goodwill and other Intangible Assets

We perform an annual review of goodwill or sooner if indicators of potential impairment are identified. We review performance and other indicators and determine at that time if the goodwill test associated with the acquisition should be evaluated on a qualitative or quantitative basis. If quantitative, the process we would expect to use, and have used historically, compares the book value of net assets to the fair value of the reporting units. If the fair value is determined to be less than the book value or qualitative factors indicate that it is more likely than not that goodwill is impaired, a second step is performed to compute the amount of impairment as the difference between the estimated fair value of goodwill and the carrying value at the testing date. We estimate the fair value of the reporting units using discounted cash flow and certain market value data.

Of the goodwill recognized at December 31, 2014, approximately $2.336 billion relates to the Enterprise Acquisition transaction. Approximately $153.5 million of goodwill existed prior to the Enterprise Acquisition and is recorded in the Legacy Zebra business. Net intangible assets excluding goodwill amounted to $1.014 billion as of December 31, 2014.

The annual evaluation of goodwill requires the use of estimates about future operating results, valuation multiples, and discount rates to determine their estimated fair value. Changes in these assumptions can materially affect these estimates. If our future performance is below our projections, goodwill impairment charges can result. Zebra will monitor future results and will perform a test if indicators trigger an impairment review.

Long-lived Assets and Other Intangible Assets

Long-lived assets held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment is recognized. Determining whether an impairment has occurred typically requires various estimates and assumptions, including determining which undiscounted cash flows are directly related to the potentially impaired asset, the useful life over which cash flows will occur, their amount, and the asset’s residual value, if any. Any related impairment loss is calculated based upon comparison of the fair value to the carrying value of the asset. Separate intangible assets that have finite useful lives are amortized over their useful lives. An impaired long-lived or intangible asset would be written down to fair value, based on various available valuation techniques, including the discounted cash flow method.

Income Taxes

Income taxes are recognized during the year in which transactions enter into the determination of financial statement income, with deferred taxes being provided for temporary differences between financial and tax reporting. Zebra recognizes in the financial statements a provision for tax uncertainties, resulting from application of complex tax regulations in multiple jurisdictions. See Note 19 in the Notes to the Consolidated Financial Statements included in the Form 10-K.

Contingencies

Zebra records estimated liabilities related to contingencies based on our estimates of the probable outcomes. Quarterly, Zebra assesses the potential liability related to pending litigation, tax audits and other contingencies and confirm or revise estimates and reserves as appropriate.

For further information regarding material pending legal proceedings, see Note 15 in the Notes to the Consolidated Financial Statements included in the Form 10-K.

Equity-Based Compensation

As of December 31, 2014, Zebra had an active equity-based compensation plan and a stock purchase plan available for future grants. We accounted for these plans in accordance with ASC 505 and ASC 718. Zebra recognizes compensation costs using the straight-line method over the vesting period of up to 5 years. See Notes 2 and 18 to the Consolidated Financial Statements included in the Form 10-K for further information.

Acquisitions

We account for acquired businesses using the acquisition method of accounting. This method requires that the purchase price be allocated to the identifiable assets acquired and liabilities assumed at their estimated fair values. The excess of the purchase price over the identifiable assets acquired and liabilities assumed is recorded as goodwill.

The estimates used to determine the fair value of long-lived assets, such as intangible assets, can be complex and require significant judgments. We use information available to us to make fair value determinations and engage independent valuation specialists, when necessary, to assist in the fair value determination of significant acquired long-lived assets. While we use our best estimates and assumptions as a part of the purchase price allocation process, our estimates are inherently uncertain and subject to refinement. Critical estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from customer relationships, customer attrition rates and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but due to the inherent uncertainty during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. The purchase price allocation of the Enterprise Acquisition is based upon a preliminary valuation and the estimates and assumptions are subject to change within the measurement period as additional information is obtained.

Recently Issued Accounting Pronouncements

In July 2013, the FASB issued Accounting Standard Update (“ASU”) 2013-11 “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU 2013 -11 was issued to promote consistency among financial statement issuers and amends ASC 740, “Income Taxes,” to provide clarification of the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. According to ASU 2013-11, an unrecognized tax benefit or a portion of an unrecognized tax benefit should be presented in the financial statements as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, with certain exceptions. The revised guidance is effective for interim and annual periods beginning after December 15, 2013 with early adoption permitted. We adopted this guidance for our fiscal year beginning January 1, 2014. The adoption did not have a material impact on our financial statements.

In April 2014, the FASB issued ASU 2014-08 “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” This update amends the criteria for reporting discontinued operations to, among other things, raise the threshold for disposals to qualify as discontinued operations. Under the revised standard, a discontinued operation must represent a strategic shift that has or will have a major effect on an entity’s operations and financial results. The revised standard will also allow an entity to have certain continuing cash flows or involvement with the component after the disposal. This update is effective for interim and annual reporting periods, beginning after December 15, 2014, with early adoption permitted. We will adopt this guidance for our fiscal year beginning January 1, 2015. We do not expect the adoption to have a material impact on our financial statements.

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

Liquidity and Capital Resources

In connection with the Acquisition in October 2014, we incurred indebtedness totaling $3.25 billion. As of December 31, 2014, we had cash and marketable securities balances of $418.3 million and long-term debt totaling $3.2 billion. We did not have any borrowings against our revolving credit facility with $247.1 million available ($250 million less $2.9 million of letters of credit available). See Note 14 Long term debt in the Notes to the Consolidated Financial Statements for further details and under Financing activities below. The primary factors that influence our liquidity include, but are not limited to, the amount and timing of our revenues, cash collections from our customers, capital expenditures and acquisitions of third-parties. Management believes that existing capital resources and funds generated from operations are sufficient to meet anticipated capital requirements and service our indebtedness. The following table summarizes our cash flow activities for the periods indicated (in thousands):

	As of December 31,
	2014	2013	2012
Cash flow provided by (used in):
Operating activities	$248,325	$194,766	$183,331
Investing activities	(3,111,336)	(153,149)	(105,535)
Financing activities	3,192,234	(44,173)	(49,434)
Effect of exchange rates on cash balances	1,900	643	(40)
Net increase (decrease) in cash and cash equivalents	331,123	(1,913)	28,322

The change in our cash and cash equivalents balance is reflective of the following:

Operating activities

During 2014, Zebra generated operating cash flows of $248.3 million increasing $53.6 million from 2013. The operating cash flows increase is a result of strong legacy Zebra performance in addition to operating cash from the acquisition of Enterprise.

Receivables increased $69.6 million which was a result of fourth quarter 2014 sales from both legacy Zebra and the acquisition of Enterprise.

Accounts payable increased $62.2 million primarily due to increase in business activity as a result of the acquisition of Enterprise.

Accrued liabilities increased $164.3 million as of December 31, 2014. This increase in accrued liabilities is related to an increase in compensation accruals and professional service fees which are related to the acquisition of Enterprise.

Movements in deferred revenue reflect the increased level of service contracts. Deferred revenue primarily consists of billings and payments received in advance of revenue recognition from service contracts.

Investing activities

Cash used for investing increased to $3.1 billion due to the $3.4 billion paid to acquire Enterprise, refer to Note 3 Business Combinations in the Notes to the Consolidated Financial Statements for further discussion regarding the Acquisition.

Financing activities

In 2014, financing activities were a source of cash of $3.2 billion compared to uses of cash of $44.2 million and $49.4 million in 2013 and 2012. Financing activities were higher in 2014 primarily to fund the purchase price related to the acquisition of Enterprise, see further discussion below. In addition we paid deferred financing costs of $24.0 million related to this debt; these costs are capitalized in Zebra’s financial results. In 2013 and 2012, cash used for financing activities was primarily to repurchase shares of Zebra’s common stock.

The following table shows our level of indebtedness and other information as of December 31, 2014 (in thousands):

Term loan	$1,050,000
Senior notes	2,200,000

Total indebtedness	$3,250,000

Private Offering

On October 15, 2014, Zebra completed a private offering of $1.05 billion aggregate principal of 7.25% Senior Notes due October 15, 2022 (the “Senior Notes”). Interest on the Senior Notes is payable in cash on April 15 and October 15 of each year, commencing on April 15, 2015.

The Indenture covering the Senior Notes contains certain covenants limiting among other things, the ability of Zebra and its restricted subsidiaries, with certain exceptions as described in the indenture, to; (i) incur indebtedness or issue certain preferred stock; (ii) incur liens; (iii) pay dividends or make distributions in respect of capital stock; (iv) purchase or redeem capital stock; (v) make investments or certain other restricted payments; (vi) sell assets; (vii) issue or sell stock of restricted subsidiaries; (viii) enter into transactions with stockholders or affiliates; or (ix) effect a consolidation or merger. On December 31, 2014, Zebra was in compliance with the covenants.

New Credit Facilities

On October 27, 2014, Zebra entered into a new credit agreement which provides for a term loan of $2.2 billion (“Term Loan”) and a revolving credit facility of $250.0 million (“Revolving Credit Facility”). Borrowings under the Term Loan bear interest at a variable rate plus an applicable margin, subject to an all-in floor of 4.75%. As of December 31 2014, the Term Loan interest rate was 4.75%. Interest payments are payable quarterly, starting January 27, 2015. The October 2012 revolving credit agreement for $250.0 million with a syndicate of banks was terminated upon execution of this credit agreement. The Company has entered into interest rate swaps to manage interest rate risk on its long-term debt. See Note 13 Derivative Instruments in the Notes to the Consolidated Financial Statements for further details.

The credit agreement requires Zebra to prepay the Term Loan and Revolving Credit Facility, under certain circumstances or transactions defined in the credit agreement. Also, Zebra may voluntarily prepay its obligations under the Term Loan at any time; however, we are required to make scheduled quarterly principal payments of $5.5 million beginning June 30, 2015, with the balance of $2.1 billion due on October 27, 2021.

The Revolving Credit Facility is available for working capital and other general corporate purposes including letters of credit. The amount (including letters of credit) shall not exceed $250.0 million. As of December 31, 2014, Zebra had established letters of credit amounting to $2.9 million, which reduced funds available for other borrowings under the agreement to $247.1 million. The Revolving Credit Facility will mature and the commitments thereunder will terminate on October 27, 2019.

Borrowings under the Revolving Credit Facility bear interest at a variable rate plus an applicable margin. The applicable margin for borrowings under the Revolving Credit Facility ranges from 2.25% to 2.75% depending on Zebra’s consolidated total secured net leverage ratio which is evaluated on a quarterly basis. Interest payments are payable quarterly. As of December 31 2014, Zebra did not have any borrowings against the Revolving Credit Facility.

The Revolving Credit Facility contains certain covenants limiting among other things, the ability of Zebra and its restricted subsidiaries, with certain exceptions as described in the agreement, to: (i) incur indebtedness, make guarantees or issue certain equity securities; (ii) pay dividends on its capital stock or redeem, repurchase or retire its capital stock; (iii) make certain investments, loans and acquisitions; (iv) sell certain assets or issue capital stock of restricted subsidiaries; (v) create liens or engage in sale-leaseback transactions; (vi) merge, consolidate or transfer or dispose of substantially all of their assets; (vii) engage in certain transactions with affiliates; (viii) alter the business it conducts; (ix) amend, prepay, redeem or purchase subordinated debt and (x) enter into agreements limiting subsidiary dividends and distributions. The Revolving Credit Facility also requires Zebra to comply with a financial covenant consisting of a quarterly maximum consolidated Total Secured Net Leverage Ratio, (as defined in the Revolving Credit Facility). This test is only required to be performed at the end of the fiscal quarter and when 20% of the commitments under the Revolving Credit Facility have been drawn and remain outstanding.

The Term Loan and obligations under the Revolving Credit Facility are collateralized by a security interest in substantially all of Zebra’s assets as defined in the security agreement and guaranteed by its direct and indirect wholly-owned existing and future domestic restricted subsidiaries, subject to certain exceptions.

Certain domestic subsidiaries of Zebra (the “Guarantor Subsidiaries”) guarantee the Notes, the Term Loan and the Revolving Credit Facility on a senior basis: For the twelve months ended December 31, 2014, after giving pro forma effect to the acquisition of Enterprise, the non-Guarantor Subsidiaries would have (a) accounted for approximately 44% of our total revenue and (b) held approximately 16% of our total assets and approximately 15.6%, or $704.1 million, of our total liabilities including trade payables but excluding intercompany liabilities.

On December 31, 2014, Zebra was in compliance with the covenants.

Historically, significant portions of our cash inflows were generated by our operations. We currently expect this trend to continue throughout 2015. We believe that our existing cash and investments, borrowings available under our Revolving Credit Facility, together with cash flows expected from operations will be sufficient to meet expected operating, capital expenditure and debt obligation requirements for the next 12 months.

Zebra had $268.4 million as of December 31, 2014, and $251.7 million as of December 31, 2013 of foreign cash and investments, which are primarily invested in U.S. dollar-denominated holdings.

Management believes that existing capital resources and funds generated from operations are sufficient to finance anticipated capital requirements.

Contractual Obligations

Zebra’s contractual obligations as of December 31, 2014 were (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Operating lease obligations	$160,517	$33,991	$48,850	$32,694	$44,982
Deferred compensation liability	6,008	—	—	—	6,008
Enterprise purchase price adjustment	48,806	48,806	—	—	—
Long-term debt – principal payments	3,250,000	16,500	44,000	44,000	3,145,500
Interest payments	1,187,971	178,777	344,168	339,230	325,796
Interest rate swap	55,534	3,099	19,584	24,522	8,329
Purchase obligations	392,974	392,974	—	—	—

Total	$5,101,810	$674,147	$456,602	$440,446	$3,530,615

Purchase obligations are for purchases made in the normal course of business to meet operational requirements, primarily raw materials and finished goods.

Uncertain tax position liabilities of $18.9 million have been excluded from the above table as we cannot make a reasonably reliable estimate of the period of cash settlement with the respective taxing authority.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market risk is the sensitivity of income to changes in interest rates, commodity prices and foreign currency changes. Zebra is exposed to the following types of market risk: interest rates and foreign currency.

Interest Rate Risk

Historically, we mitigated interest rate risk on marketable security investments with an investment policy and use of outside professional investment managers; our objective was to achieve stable and predictable targeted rates of return and to provide the liquidity necessary for the operation of the business.

In connection with the acquisition of Enterprise, Zebra incurred significant debt, including variable rate debt (subject to interest rate caps). As of December 31, 2014, we had $2.2 billion debt outstanding under our Term Loan, which debt bears interest determined by reference to a variable rate index. To mitigate this risk, we entered into forward interest rate swaps to hedge the interest rate risk associated with the variable interest payments on our Term Loan that was used to fund the acquisition of Enterprise. Refer to Note 13 Derivative Instruments in the Notes to Consolidated Financial Statements included in this form 10-K for further discussions of hedging activities.

Foreign Exchange Risk

We conduct business in over 100 countries throughout the world and, therefore, at times are exposed to risk based on movements in foreign exchange rates. On occasion, we invoice customers in their local currency and have a resulting foreign currency denominated revenue transaction and accounts receivable. We also purchase certain raw materials and other items in foreign currencies. We manage these risks using derivative financial instruments. See Note 13 of the Notes to the Consolidated Financial Statements included in this form 10-K for further discussions of hedging activities.

The following table sets forth the impact of a ten percent movement in the dollar/pound and dollar/euro rates measured as if Zebra did not engage in the selective hedging practices described above. The risk is increased through additional exposure as it relates to the acquisition of Enterprise. It is based on the dollar/euro and dollar/pound exchange rates and euro and pound denominated assets and liabilities (in thousands, except per share data).

	As of December 31,
Foreign exchange	2014	2013
Dollar/pound
Effect on Pretax Income	$311	$313
Effect on Diluted EPS (after tax)	$0.00	$0.00
Dollar/euro
Effect on Pretax Income	$4,595	$5,562
Effect on Diluted EPS (after tax)	$0.07	$0.09

Item 8.	Financial Statements and Supplementary Data

The financial statements and schedule of Zebra are annexed to this report as pages F-2 through F-36. An index to such materials appears on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

Not applicable.

Item 9A.	Controls and Procedures

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework as released in 2013. Based on this assessment and those criteria, our management believes that, as of December 31, 2014, our internal control over financial reporting is effective. Management’s assessment of internal control over financial reporting as of December 31, 2014 excludes the internal control over financial reporting related to Enterprise (acquired on October 27, 2014). Enterprise is included in the 2014 consolidated financial statements and constituted 78% of net assets and 81% of total assets as of December 31, 2014 and 28% and (26%) of revenues and net income, respectively, for the year then ended.

Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on Zebra’s internal control over financial reporting. Ernst & Young LLP’s report is included on page 46 of this report on Form 10-K.

Changes in Internal Control over Financial Reporting

In connection with our initial reviews of internal controls for Enterprise, we have identified certain internal control deficiencies related to Enterprise. We continue to identify and review the internal controls of the Enterprise business and are establishing a plan of remediation that is consistent with our obligation to assess the effectiveness of Enterprise’s internal controls over financial reporting as of December 31, 2015.

The identification review, assessment and remediation of internal control deficiencies is overseen by senior management and our audit committee, and is undertaken primarily through the integration of processes and procedures with existing Zebra processes and procedures, development and implementation of formal policies, improved processes and documented procedures, as well as the hiring of additional finance personnel.

During the quarter covered by this report, there have been no other changes in our internal controls that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Zebra Technologies Corporation:

We have audited Zebra Technologies Corporation’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Zebra Technologies Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the Motorola Solutions Enterprise business, which is included in the 2014 consolidated financial statements of Zebra Technologies Corporation and constituted 78% of net assets and 81% of total assets as of December 31, 2014 and 28% and (26%) of revenues and net income, respectively. Our audit of internal control over financial reporting of Zebra Technologies Corporation also did not include an evaluation of the internal control over financial reporting of the Motorola Solutions Enterprise business.

In our opinion, Zebra Technologies Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Zebra Technologies Corporation as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014, of Zebra Technologies Corporation and our report dated March 17, 2015, expressed an unqualified opinion thereon.

Chicago, Illinois

March 17, 2015

/s/Ernst & Young LLP

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized, on the 17th day of March 2015.

ZEBRA TECHNOLOGIES CORPORATION
By: /s/ Anders Gustafsson
Anders Gustafsson
Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, the report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Anders Gustafsson Anders Gustafsson	Chief Executive Officer and Director (Principal Executive Officer)	March 17, 2015

/s/ Gerhard Cless Gerhard Cless	Executive Vice President, Director	March 17, 2015

/s/ Michael C. Smiley Michael C. Smiley	Chief Financial Officer (Principal Financial Officer)	March 17, 2015

/s/ Gina E. Vascsinec Gina E. Vascsinec	Chief Accounting Officer	March 17, 2015

/s/ Michael A. Smith Michael A. Smith	Director and Chairman of the Board of Directors	March 17, 2015

/s/ Richard Keyser Richard Keyser	Director	March 17, 2015

/s/ Andrew Ludwick Andrew Ludwick	Director	March 17, 2015

/s/ Ross W. Manire Ross W. Manire	Director	March 17, 2015

/s/ Frank B. Modruson Frank B. Modruson	Director	March 17, 2015

/s/ Robert J. Potter Robert J. Potter	Director	March 17, 2015

/s/ Janice M. Roberts Janice M. Roberts	Director	March 17, 2015

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

All other financial statement schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or related notes.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Zebra Technologies Corporation

We have audited the accompanying consolidated balance sheets of Zebra Technologies Corporation (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Zebra Technologies Corporation at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Zebra Technologies Corporation’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 17, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois

March 17, 2015

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	December 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$393,950	$62,827
Investments and marketable securities	24,385	350,380
Accounts receivable, net	670,402	176,917
Inventories, net	394,176	121,023
Deferred income taxes	122,772	19,810
Income tax receivable	12,988	7,622
Prepaid expenses and other current assets	53,377	15,524

Total current assets	1,672,050	754,103

Property and equipment at cost, less accumulated depreciation and amortization	255,092	109,588
Goodwill	2,489,510	155,800
Other intangibles, net	1,029,293	68,968
Debt issuance cost	23,989	0
Other assets	98,917	31,353

Total assets	$5,568,851	$1,119,812

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$326,524	$34,688
Accrued liabilities	421,070	61,962
Deferred revenue	196,213	15,506
Current portion of long-term debt	7,522	0
Income taxes payable	4,518	6,898

Total current liabilities	955,847	119,054
Long-term debt	3,182,962	0
Long-term deferred tax liability	199,853	25,492
Long-term deferred revenue	115,847	10,651
Other long-term liabilities	74,434	5,957

Total liabilities	4,528,943	161,154

Stockholders’ equity:
Class A Common Stock	722	722
Additional paid-in capital	147,090	143,295
Treasury stock	(634,664)	(678,456)
Retained earnings	1,535,307	1,502,878
Accumulated other comprehensive loss	(8,547)	(9,781)

Total stockholders’ equity	1,039,908	958,658

Total liabilities and stockholders’ equity	$5,568,851	$1,119,812

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Amounts in thousands, except per share data)

	Year Ended December 31,
	2014	2013	2012
Net sales
Net sales of tangible products	$1,498,562	$984,532	$948,227
Revenue from services and software	172,010	53,627	47,941

Total net sales	1,670,572	1,038,159	996,168

Cost of sales
Cost of sales of tangible products	792,137	507,513	479,633
Cost of services and software	100,410	27,036	24,891

Total cost of sales	892,547	534,549	504,524

Gross profit	778,025	503,610	491,644

Operating expenses:
Selling and marketing	213,304	138,020	129,906
Research and development	151,103	91,147	87,364
General and administrative	138,214	96,216	92,167
Amortization of intangible assets	54,096	7,383	4,673
Acquisition and integration costs	126,711	4,690	3,109
Exit and restructuring costs	6,007	5,890	960
Asset impairment charge	0	0	9,114

Total operating expenses	689,435	343,346	327,293

Operating income	88,590	160,264	164,351

Other income (expense):
Investment income gain (loss)	(714)	2,366	2,485
Foreign exchange loss	(8,759)	(524)	(941)
Forward swaps loss	(4,649)	0	0
Interest expense	(56,836)	(98)	(207)
Other, net	(1,003)	1,819	(1,514)

Total other (expense) income	(71,961)	3,563	(177)

Income from continuing operations before income taxes	16,629	163,827	164,174

Income taxes	(15,800)	29,602	42,277

Income from continuing operations	32,429	134,225	121,897

Income from discontinued operations, net of tax	0	133	1,007

Net income	$32,429	$134,358	$122,904

Basic earnings per share
Income from continuing operations	$0.64	$2.65	$2.36
Income from discontinued operations	0.00	0.00	0.02

Net income	$0.64	$2.65	$2.38

Diluted earnings per share
Income (loss) from continuing operations	$0.63	$2.63	$2.35
Income from discontinued operations	0.00	0.00	0.02

Net income	$0.63	$2.63	$2.37

Basic weighted average shares outstanding	50,789	50,693	51,566
Diluted weighted average and equivalent shares outstanding	51,380	51,063	51,843

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

	Year Ended December 31,
	2014	2013	2012
Net income	$32,429	$134,358	$122,904

Other comprehensive income (loss):
Unrealized gains (losses) on anticipated sales hedging transactions, net of tax	7,190	118	(7,241)
Unrealized loss on forward interest rate swaps hedging transactions, net of tax	(7,699)	0	0
Unrealized holding gain (loss) on investments, net of tax	425	(456)	887
Foreign currency translation adjustment	1,318	882	242

Comprehensive income	$33,663	$134,902	$116,792

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands)

	Class A Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2011	$722	$131,422	$(596,622)	$1,245,616	$(4,213)	$776,925
Repurchase of 1,473,863 shares of Class A Common Stock	—	—	(54,373)	—	—	(54,373)
Issuance of 488,863 treasury shares upon exercise of stock options, purchases under stock purchase plan and grants of restricted stock awards	—	(6,196)	9,557	—	—	3,361

Additional tax benefit resulting from exercise of options	—	(430)	—	—	—	(430)
Equity-based compensation	—	14,727	—	—	—	14,727
Net income	—	—	—	122,904	—	122,904
Unrealized holding gain on investments (net of income taxes)	—	—	—	—	887	887
Unrealized holding gain anticipated sales hedging transactions (net of income taxes)	—	—	—	—	(7,241)	(7,241)
Unrealized holding gain on forward interest rate swaps hedging transactions (net of income taxes)	—	—	—	—	—	0
Foreign currency translation adjustment	—	—	—	—	242	242
Balance at December 31, 2012	$722	$139,523	$(641,438)	$1,368,520	$(10,325)	$857,002
Repurchase of 1,356,861 shares of Class A Common Stock	—	—	(63,102)	—	—	(63,102)
Issuance of 980,999 treasury shares upon exercise of stock options, purchases under stock purchase plan and grants of restricted stock awards	—	(11,432)	26,084	—	—	14,652

Additional tax benefit resulting from exercise of options	—	2,095	—	—	—	2,095
Equity-based compensation	—	13,109	—	—	—	13,109
Net income	—	—	—	134,358	—	134,358
Unrealized holding loss on investments (net of income taxes)	—	—	—	—	(456)	(456)
Unrealized holding gain anticipated sales hedging transactions (net of income taxes)	—	—	—	—	118	118
Unrealized holding gain on forward interest rate swaps hedging transactions (net of income taxes)	—	—	—	—	—	0
Foreign currency translation adjustment	—	—	—	—	882	882
Balance at December 31, 2013	$722	$143,295	$(678,456)	$1,502,878	$(9,781)	$958,658
Issuance of 1,383,195 treasury shares upon exercise of stock options, purchases under stock purchase plan and grants of restricted stock awards	—	(22,067)	43,792	—	—	21,725
Additional tax benefit resulting from exercise of options	—	5,971	—	—	—	5,971
Equity-based compensation	—	19,891	—	—	—	19,891
Net income	—	—	—	32,429	—	32,429
Unrealized holding gain on investments (net of income taxes)	—	—	—	—	425	425
Unrealized holding gain anticipated sales hedging transactions (net of income taxes)	—	—	—	—	7,190	7,190
Unrealized holding loss on forward interest rate swaps hedging transactions (net of income taxes)	—	—	—	—	(7,699)	(7,699)
Foreign currency translation adjustment	—	—	—	—	1,318	1,318
Balance at December 31, 2014	$722	$147,090	$(634,664)	$1,535,307	$(8,547)	$1,039,908

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$32,429	$134,358	$122,904
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	81,371	32,110	26,177
Amortization of debt issuance cost and discount	2,113	0	0
Equity-based compensation	19,891	13,109	14,727
Goodwill impairment charges	0	0	9,114
Impairment of long term investment	2,333	0	0
Excess tax benefit from share-based compensation	(6,127)	(4,277)	(1,578)
Loss on sale of property and equipment	1,793	224	311
Gain on sale of business	0	(201)	(930)
Deferred income taxes	(44,340)	7,929	8,067
Loss on forward interest rate swaps	4,649	0	0
Changes in assets and liabilities, net of businesses acquired:
Accounts receivable, net	(69,628)	(6,488)	(8,647)
Inventories, net	(2,398)	2,743	11,530
Other assets	(12,947)	(342)	7,304
Accounts payable	62,188	7,544	(14,605)
Accrued liabilities	164,269	6,220	(4,193)
Deferred revenue	10,034	2,133	4,351
Income taxes	(5,691)	(242)	16,335
Other operating activities	8,386	(54)	(7,536)

Net cash provided by operating activities	248,325	194,766	183,331

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(3,398,600)	(95,328)	(59,876)
Purchases of property and equipment	(39,291)	(20,211)	(22,443)
Proceeds from the sale of business	0	0	27,580
Acquisition of intangible assets	0	(1,500)	(3,500)
Purchases of long-term investments	(2,454)	(12,021)	(9,125)
Purchases of investments and marketable securities	(651,698)	(410,283)	(347,609)
Maturities of investments and marketable securities	336,329	49,453	145,028
Proceeds from sales of investments and marketable securities	644,378	336,741	164,410

Net cash used in investing activities	(3,111,336)	(153,149)	(105,535)

Cash flows from financing activities:
Payment of debt issuance costs	(24,473)	0	0
Proceeds from issuance of long-term debt	3,188,855	0	0
Purchase of treasury stock	0	(63,102)	(54,373)
Proceeds from exercise of stock options and stock purchase plan purchases	21,725	14,652	3,361
Excess tax benefit from equity-based compensation	6,127	4,277	1,578

Net cash provided by (used in) financing activities	3,192,234	(44,173)	(49,434)

Effect of exchange rate changes on cash	1,900	643	(40)

Net increase (decrease) in cash and cash equivalents	331,123	(1,913)	28,322
Cash and cash equivalents at beginning of period	62,827	64,740	36,418

Cash and cash equivalents at end of period	$393,950	$62,827	$64,740

Supplemental disclosures of cash flow information:
Income taxes paid	$17,433	$18,418	$20,059

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

In October 2014, Zebra acquired the Enterprise business (“Enterprise”) from Motorola Solutions, Inc. (“MSI”), for $3.45 billion in cash (the “Acquisition”). Enterprise is an industry leader in mobile computing and advanced data capture technologies and services, which complement Zebra’s printing and RFID products. Its products include rugged and enterprise-grade mobile computers; laser, imaging and radio frequency identification based data capture products; wireless LAN (“WLAN”) solutions and software; and applications that are associated with these products and services. Enterprise service revenues include revenues arising from maintenance, integration services and device and network management.

Note 2 Summary of Significant Accounting Policies

Principles of Consolidation. These consolidated financial statements were prepared on a consolidated basis to include the accounts of Zebra and its wholly owned subsidiaries. All significant intercompany accounts, transactions and unrealized profit were eliminated in consolidation.

Fiscal Calendar. Zebra operates on a 4 week/4 week/5 week fiscal quarter, and each fiscal quarter ends on a Saturday. The fiscal year always begins on January 1 and ends on December 31. This fiscal calendar results in some fiscal quarters being either greater than or less than 13 weeks, depending on the days of the week those dates fall. During the 2014 fiscal year, our quarter end dates were as follows:

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

Inventories. Inventories are stated at the lower of cost or market, and cost is determined by the first-in, first-out (FIFO) method. Manufactured inventories consist of the following costs: component, direct labor and manufacturing overhead. Purchased inventories also include internal purchasing overhead costs.

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

Income Taxes. Zebra accounts for income taxes under the liability method in accordance with ASC 740, Income Taxes. Accordingly, deferred income taxes are provided for the future tax consequences attributable to differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Deferred tax assets and liabilities are measured using tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is established when necessary to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company recognizes the benefit of tax positions when it is more likely than not to be sustained on its technical merits. Zebra recognizes interest and penalties related to income tax matters as part of income tax expense.

Goodwill and Other Intangibles. Goodwill represents the unamortized excess of the cost of acquiring a business over the fair values of the net assets acquired at the date of acquisition.

We perform an annual review of goodwill or sooner if indicators of potential impairment are identified. Because the purchase price allocation related to the Acquisition has not yet been finalized due to the timing of the acquisition, the goodwill from this acquisition has not been allocated to the reporting units. We will review performance and other indicators during 2015 and determine at that time if the goodwill test associated with the Acquisition should be evaluated on a qualitative or quantitative basis. If quantitative, the process we would expect to use, and have used historically, compares the book value of net assets to the fair value of the reporting units. If the fair value is determined to be less than the book value or qualitative factors indicate that it is more likely than not that goodwill is impaired, a second step is performed to compute the amount of impairment as the difference between the estimated fair value of goodwill and the carrying value at the testing date. We estimate the fair value of the reporting units using discounted cash flow and certain market value data.

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

Zebra elected to perform its annual test for Hart Systems, LLC., which was acquired in December 2013, effective the first day of the fourth quarter.

Other intangible assets capitalized consist primarily of current technology, customer relationships, trade names, unpatented technology, and patent rights. These assets are recorded at cost and amortized on a straight-line basis over a weighted-average life of 4.1 years, which approximates the estimated useful lives. Weighted average lives remaining by intangible asset class are as follows: Current technology 3.3 year; Trade names; 3.7 years; Unpatented Technology 3.5 years; Patent and patent rights 3.2 years and customer relationship 5.3 years.

Amortization of Debt Issuance Costs. The Company capitalizes costs incurred in connection with borrowings or establishment of credit facilities. These costs are amortized over the life of the borrowing or life of the credit facility using the effective interest method.

Revenue Recognition. Revenue includes sales of hardware, supplies, software and services (including repair services, extended service contracts, and professional services) and bundled sales of equipment, software and services. We enter into revenue arrangements that may consist of multiple deliverables of our products and services due to the needs of our customers. Zebra recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred and title has passed to the customer, which happens at the point of shipment, provided that no significant obligations remain, the price is fixed and determinable and collectability of the sales price is reasonably assured. For hardware sales, in addition to the criteria discussed above, revenue recognition occurs when no significant obligations remain and allowances for discounts, price protection, returns and customer incentives can be reasonably estimated. In addition to cooperative marketing and other incentive programs, Zebra has arrangements with some distributors which allow for price protection and limited rights of return, generally through stock rotation programs. Under the price protection programs, Zebra gives distributors credits for the difference between the original price paid and Zebra’s then current price. Under the stock rotation programs, distributors are able to exchange certain products based on the number of qualified purchases made during the period. We monitor and track these programs and record a provision for future payments or credits granted as reductions of revenue based on historical experience. Recorded revenues are reduced by these allowances. Zebra enters into post contract maintenance and support agreements; revenues are deferred and then recognized ratably over the service period and the cost of providing these services is expensed as incurred. Zebra includes shipping and handling charges billed to customers as revenue when the product ships; any costs incurred related to these services are included in cost of sales.

Research and Development Costs. Research and development costs are expensed as incurred. These costs include:

•	Salaries, benefits, and other R&D personnel related costs,
•	Consulting and other outside services used in the R&D process,
•	Engineering supplies,
•	Engineering related information systems costs, and
•	Allocation of building and related costs.

Advertising. Advertising is expensed as incurred. Advertising costs totaled $13.2 million for the year ended December 31, 2014, $7.6 million for the year ended December 31, 2013 and $9.0 million for the year ended December 31, 2012.

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

Warranty. Zebra generally, provides warranty coverage of one year on printers against defects in material and workmanship. Thermal printheads are warranted for six months and batteries are warranted for one year. Battery-based products, such as location tags, are covered by a 90 day warranty. Mobile computing products and WLAN products are warranted for one year. Advanced data capture products are warranted from 1-5 years, depending on the product. A provision for warranty expense is recorded at the time of sale and adjusted quarterly based on historical warranty experience. The following table is a summary of Zebra’s accrued warranty obligation (in thousands):

	Year Ended December 31,
Warranty Reserve	2014	2013	2012
Balance at the beginning of the year	$4,125	$4,252	$4,613
Acquisition	20,501	0	0
Warranty expense	12,909	7,440	6,828
Warranty payments	(12,869)	(7,567)	(7,189)

Balance at the end of the period	$24,666	$4,125	$4,252

Fair Value of Financial Instruments. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Our financial assets and financial liabilities that require recognition under the accounting guidance generally include our available-for-sale investments, employee deferred compensation plan investments, foreign currency derivatives and interest rate swaps. In accordance with ASC 815 we recognize derivative instruments and hedging activities as either assets or liabilities on the balance sheet and measure them at fair value. Gains and losses resulting from changes in fair value are accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting. See Note 13 for additional information on our derivatives and hedging activities.

Zebra has foreign currency forwards to hedge certain foreign currency exposures and interest rate swaps to hedge a portion of the variability in future cash flows on debt. We use broker quotations or market transactions, in either the listed or over-the-counter markets to value our foreign currency exchange contracts and relevant observable market inputs at quoted intervals, such as forward yield curves and Zebra’s own credit risk to value our interest rate swaps.

Zebra’s investments in marketable debt securities are classified as available-for-sale except for securities held in Zebra’s deferred compensation plan which are considered to be trading securities. In general we use quoted prices in active markets for identical assets to determine fair value. If active markets for identical assets are not available to determine fair value, then we use quoted prices for similar assets or inputs that are observable either directly or indirectly.

Equity-Based Compensation. At December 31, 2014, Zebra had a general equity-based compensation plan and an employee stock purchase plan under which shares of our common stock were available for future grants and sales, and which are described more fully in Note 18. We account for these plans in accordance with ASC 505 and ASC 718. Zebra recognizes compensation costs using the straight-line method over the vesting period upon grant of up to 5 years.

The compensation expense and the related income tax benefit for share-based payments were included in the Consolidated Statement of Earnings as follows (in thousands):

	For the years ended December 31,
Compensation costs and related income tax benefit:	2014	2013	2012
Cost of sales	$1,350	$871	$1,061
Selling and marketing	3,595	2,100	1,792
Research and development	2,777	1,616	1,593
General and administration	12,169	8,522	10,281

Total compensation expense	$19,891	$13,109	$14,727

Income tax benefit	$6,842	$4,531	$5,132

ASC 505 and ASC 718 requires the cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized (excess tax benefits) to be classified as cash flows from financing activities. Cash flows resulting from the tax benefits of tax deductions in excess of the compensation cost recognized (excess tax benefits) are classified as financing cash flows in the statement of cash flows. The tax benefits classified as financing cash flows were $6.1 million as of December 31, 2014, $4.3 million as of December 31, 2013, and $1.6 million as of December 31, 2012.

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

Acquisition Costs. Zebra expenses acquisition costs as incurred. Zebra incurred transaction expenses of approximately $126.7 million, $4.7 million, and $3.1 million which have been recorded in acquisition and integration costs in the consolidated statements of operations for the years ended December 31, 2014, 2013 and 2012, respectively.

Concentration risks. We rely on third-parties to develop and/or manufacture many of our components and some of our finished products, and to design certain components and finished products, as well as provide us with software necessary for the operation of those products and we may increase our reliance on such third-parties in the future. We could have difficulties fulfilling our orders and our sales and profits could decline if: (i) we are not able to engage such third-parties with the capabilities or capacities required by our business, (ii) such third-parties lack sufficient quality control and fail to deliver quality components, products, services or software on time and at reasonable prices or deliver products, services or software that do not meet regulatory or industry standards or requirements, (iii) if there are significant changes in the financial or business condition of such third-parties, or (iv) if we have difficulties transitioning operations to such third-parties.

Acquisitions

We account for acquired businesses using the acquisition method of accounting. This method requires that the purchase price be allocated to the identifiable assets acquired and liabilities assumed at their estimated fair values. The excess of the purchase price over the identifiable assets acquired and liabilities assumed is recorded as goodwill.

The estimates used to determine the fair value of long-lived assets, such as intangible assets, can be complex and require significant judgments. We use information available to us to make fair value determinations and engage independent valuation specialists, when necessary, to assist in the fair value determination of significant acquired long-lived assets. While we use our best estimates and assumptions as a part of the purchase price allocation process, our estimates are inherently uncertain and subject to refinement. Critical estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from customer relationships, customer attrition rates and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but due to the inherent uncertainty during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. The purchase price allocation of the Acquisition is based upon a preliminary valuation and the estimates and assumptions are subject to change within the measurement period as additional information is obtained.

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of. Zebra accounts for long-lived assets in accordance with the provisions of ASC 360. The statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the sum of the undiscounted cash flows expected to result from the use and the eventual disposition of the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Recently Issued Accounting Pronouncements.

In July 2013, the FASB issued Accounting Standard Update (“ASU”) 2013-11 “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU 2013 -11 was issued to promote consistency among financial statement issuers and amends ASC 740, “Income Taxes,” to provide clarification of the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. According to ASU 2013-11, an unrecognized tax benefit or a portion of an unrecognized tax benefit should be presented in the financial statements as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, with certain exceptions. The revised guidance is effective for interim and annual periods beginning after December 15, 2013 with early adoption permitted. We adopted this guidance for our fiscal year beginning January 1, 2014. The adoption did not have a material impact on our financial statements.

In April 2014, the FASB issued ASU 2014-08 “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” This update amends the criteria for reporting discontinued operations to, among other things, raise the threshold for disposals to qualify as discontinued operations. Under the revised standard, a discontinued operation must represent a strategic shift that has or will have a major effect on an entity’s operations and financial results. The revised standard will also allow an entity to have certain continuing cash flows or involvement with the component after the disposal. This update is effective for interim and annual reporting periods, beginning after December 15, 2014, with early adoption permitted. We will adopt this guidance for our fiscal year beginning January 1, 2015. We do not expect the adoption to have a material impact on our financial statements.

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

Note 3 Business Combinations

On October 27, 2014, Zebra completed its acquisition of the Enterprise Business with Motorola Solutions Inc. (“MSI”) for a purchase price of $3.45 billion. Zebra is a leading provider of solutions that deliver greater intelligence and insights into our customers’ enterprises and extended value chains. The Enterprise Business will generate significant value by driving further product innovation and deeper engagement with our customers and partners. It positions Zebra as a leading technology innovator, with the accelerating convergence of mobility, data analytics and cloud computing. This transaction will enable Zebra to further sharpen its strategic focus on providing mission-critical solutions for its customers. Certain assets and liabilities historically associated with the Enterprise Business have been retained by MSI, including MSI’s iDEN infrastructure business. The Acquisition was pursuant to the Master Acquisition Agreement dated April 14, 2014, as amended (the “Master Acquisition Agreement”) and was structured as a combination of stock and asset acquisitions and a merger of certain US entities, resulting in 100% ownership of Enterprise.

Zebra financed the Acquisition through a combination of cash on hand and borrowings of $3.25 billion (the “Indebtedness”), including the sale of 7 1/4% senior notes due 2022 with an aggregate principal amount of $1.05 billion (the “Notes”) and a new credit agreement with various lenders that provided a term loan of $2.2 billion (the “Term Loan”) due 2021. See Note 14 Long Term Debt footnote. Consideration paid was in the form of cash paid to MSI, plus additional adjustments including expected working capital which totaled $3.5 billion.

In connection with this acquisition, Zebra incurred related transaction expenses of approximately $126.7 million which have been recorded in acquisition and integration costs in the consolidated statements of earnings for the year ended December 31, 2014.

As part of the Acquisition of Enterprise, Zebra issued stock-based awards with value equivalent to the unvested portion of Enterprise employees’ awards as of the date of close. The new awards issued were in the form of both stock options and RSUs. Based on the contractual terms of MSI’s legacy equity awards, in the event that an employee’s employment is terminated as a result of a divestiture of a portion of the MSI business, unvested awards vest based on a pro rata basis up until the divestiture date, and the remaining awards are forfeited. The original MSI awards vested up to the date of Acquisition and the remainder were forfeited. The new grants of awards by Zebra require future service to be rendered to the combined company, beginning on the issuance date. As a result, the fair value of the replacement awards will be recognized as compensation cost in the post-combination financial statements and there was no adjustment to purchase price.

The allocations of the purchase price for the Acquisition have been prepared on a preliminary basis based on third-party valuations and changes to these allocations may occur as additional information becomes available. We are in the process of obtaining third-party valuations related to the fair value of our tangible and intangible assets, in addition to determining and recording the tax effects of the transaction to include all assets/liabilities since those are recorded at fair value. Acquired goodwill represents the premium paid over the fair value of the net tangible and intangible assets acquired. Zebra paid this premium for a number of reasons, including acquiring an experienced workforce and enhancing technology capabilities as further described above.

The following table summarizes preliminary the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition (in thousands):

Cash and cash equivalents	$102,163
Accounts receivable (2)	424,355
Inventories	270,755
Deferred income taxes, current	113,745
Other current assets	24,742
Property and equipment	126,424
Deferred income taxes	0
Intangible assets	1,014,421
Other non-current assets	47,567
Deferred revenue	173,450
Tax liabilities	11,394
Other current liabilities (1)	421,700
Long-term deferred revenue	102,424
Unrecognized tax benefits	9,526
Other non-current liabilities	24,742
Deferred income taxes	216,169

Total identifiable net assets	$1,164,767

(1)	– Other current liabilities include accounts payable, customer reserves, and employee compensation and related benefits
(2)	– Based on the preliminary purchase price allocations, accounts receivable estimated fair value is $424.4 million and gross contractual value of $445.2 million. The difference represents Zebra’s best estimate of the contractual cash flows that will not be collected.

On a preliminary basis pending the receipt of final valuations, the purchase price was allocated to identifiable tangible and intangible assets acquired and liabilities assumed based on their estimated fair values resulting in goodwill of $2.336 billion.

The intangible assets of $1.014 billion consist of the following (in millions):

	Amount	Weighted Average Amortization Period (in years)
Customer relationships	$460	7.0 years
Unpatented technology	280	3.9 years
Patented technology	215	3.5 years
Trade names	40	2 years
Backlog	19	1 year

Acquired other intangibles	$1,014

As of the acquisition date, there were $19.9 million of indemnification assets recorded to reflect MSI’s obligation to reimburse Zebra for pre-acquisition tax liabilities, statutory bonus accruals, and sales incentive plan accruals assumed. The amounts were recorded in relation to the Master Acquisition Agreement.

Currently, the entire goodwill is assigned to the Enterprise segment. The final assignment of goodwill to reporting units has not been completed as of the date these financial statements are issued. The preliminary amount of tax deductible goodwill is $74.4 million.

The amount of Enterprise revenue and net income (including integration costs of $10.5 million) included in Zebra’s Consolidated Statements of Earnings for 2014 was $476.0 million and $1.3 million, respectively.

The following table presents certain unaudited pro forma information for illustrative purposes only, for 2014 and 2013 as if Enterprise had been acquired on January 1, 2013. The unaudited estimated pro forma information combines the historical results of Enterprise with Zebra’s consolidated historical results and includes certain adjustments reflecting the estimated impact of certain fair value adjustments for the respective periods. The pro forma information is not indicative of what would have occurred had the acquisition taken place on January 1, 2013 and does not include the impact of possible business model changes. Additionally, Zebra expects to achieve further operating cost savings and other business synergies, including revenue growth, as a result of the acquisition that are not reflected in the pro forma amounts that follow. As a result, actual results will differ from the unaudited pro forma information presented.

	For the year ended December 31,
	2014	2013
In thousands, except per share data:	(unaudited)	(unaudited)
Total revenues	$3,562,556	$3,498,571
Net loss	43,064	(77,044)
Basic earnings per share	0.85	(1.52)
Diluted earnings per share	0.84	(1.52)

The unaudited pro forma gives effect to actual operation results prior to the Acquisition and has been adjusted with respect to certain aspects of the Acquisition to reflect:

•	the fair value adjustment to Enterprise’s inventory resulting in an increase in cost of sales in the 2013 pro forma year of $30.1 million;
•	inclusion in the 2013 pro forma year of $48.1 million in transaction costs directly attributable to the Acquisition incurred by both Enterprise and Zebra through year end 2014;
•

additional depreciation and amortization expenses that would have been recognized assuming fair value adjustments to the Enterprise’s assets acquired, including intangibles and property and equipment; to eliminate the historical interest expense recorded in the results of Enterprise; and to reflect the estimated interest expense, amortization of original issue discount (“OID”), amortization of debt issuance cost and other recurring financing costs associated with the Indebtedness.

Concurrent with the closing of the transaction, we entered into a Transition Services Agreement (“TSA”) with MSI, whereby MSI is to provide various services; primarily information technology from the acquisition date through October 2016. Our costs under the TSA commenced in November 2014, for approximately $6 million per month. These costs are being reduced as we discontinue certain services and transition these services into our own processes. Monthly costs, under the TSA can also increase if services are extended beyond October 2015. We incurred $9.6 million under the TSA from October 28th through December 31, 2014.

Hart Systems In the fourth quarter 2013, Zebra acquired all of the outstanding membership interests in Hart Systems, LLC (a New York limited liability company) for approximately $95.7 million with $60.9 million of the purchase price allocated to goodwill. As of September 27, 2014 the purchase price allocation was finalized and the amount of goodwill was reduced to $58.6 million for adjustments related to deferred taxes. The Consolidated Statement of Earnings includes the impact of this acquisition subsequent to the December 18, 2013 acquisition date. Pro forma results have not been presented because the effect of the acquisition is not material to the company’s financial results.

Note 4 Fair Value Measurements

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

In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as consider counterparty credit risk in the assessment of fair value. Included in our investment portfolio at December 31, 2013, was an auction rate security which was classified as available for sale and reflected at fair value. Due to events in credit markets, however, the auction event for the instruments was failed. Therefore, the fair value of this security was estimated utilizing broker quotations, discounted cash flow analysis or other types of valuation adjustment methodologies at December 31, 2013. On October 1, 2011, Zebra deemed the decline in the market value of the auction rate security temporary and recorded the estimated decline of $412,000 in accumulated other comprehensive income. As of the third quarter 2014, Zebra decided to dispose of the security, deemed the investment to be permanently impaired and recorded a loss of $600,000. During the fourth quarter Zebra sold the security for $2.4 million and recorded an additional loss of $30,000.

Financial assets and liabilities carried at fair value as of December 31, 2014, are classified below (in thousands):

	Level 1	Level 2	Level 3	Total

Assets:
U.S. government and agency securities	$10,720	$0	$0	$10,720
Obligations of government-sponsored enterprises (1)	0	705	0	705
State and municipal bonds	0	5,179	0	5,179
Corporate securities	0	7,781	0	7,781

Investments subtotal	10,720	13,665	0	24,385
Forward contracts (2)	2,039	7,279	0	9,318
Money market investments related to the deferred compensation plan	6,008	0	0	6,008

Total assets at fair value	$18,767	$20,944	$0	$39,711

Liabilities:
Forward interest rate swap contracts (3)	$0	$16,718	$0	$16,718
Liabilities related to the deferred compensation plan	6,008	0	0	6,008

Total liabilities at fair value	$6,008	$16,718	$0	$22,726

Financial assets and liabilities carried at fair value as of December 31, 2013, are classified below (in thousands):

	Level 1	Level 2	Level 3	Total

Assets:
U.S. government and agency securities	$89,626	$0	$0	$89,626
Obligations of government-sponsored enterprises (1)	0	33,510	0	33,510
State and municipal bonds	0	51,627	0	51,627
Corporate securities	0	163,832	2,588	166,420
Other investments	0	11,785	0	11,785

Investments subtotal	89,626	260,754	2,588	352,968
Money market investments related to the deferred compensation plan	4,827	0	0	4,827

Total assets at fair value	$94,453	$260,754	$2,588	$357,795

Liabilities:
Forward contracts (2)	$1,165	$1,578	$0	$2,743
Liabilities related to the deferred compensation plan	4,827	0	0	4,827

Total liabilities at fair value	$5,992	$1,578	$0	$7,570

1)	Includes investments in notes issued by the Federal Home Loan Mortgage Corporation and the Federal Home Loan Bank.
2)	The fair value of forward contracts are calculated as follows:
a.	Fair value of a collar or put option contract associated with forecasted sales hedges are calculated using bid and ask rates for similar contracts.
b.	Fair value of regular forward contracts associated with forecasted sales hedges are calculated using the period-end exchange rate adjusted for current forward points.
c.	Fair value of balance sheet hedges are calculated at the period end exchange rate adjusted for current forward points unless the hedge has been traded but not settled at period end. If this is the case, the fair value is calculated at the rate at which the hedge is being settled.

3)	The fair value of forward interest rate swap contracts is based upon a valuation model that uses relevant observable market inputs at quoted intervals, such as forward yield curves, and is adjusted for Zebra’s own credit risk and the interest rate swap terms.

The following table presents Zebra’s activity for assets measured at fair value on a recurring basis using significant unobservable inputs, Level 3 as defined in ASC 820 for the years ended December 31 (in thousands):

	Year Ended
	December 31, 2014	December 31, 2013

Balance at beginning of the year	$2,588	$2,588
Transfers to Level 3	0	0
Total losses (realized or unrealized):
Included in earnings	(630)	0
Included in other comprehensive income (loss)	412	0
Purchases and settlements (net)	(2,370)	0

Balance at end of period	$0	$2,588

Total gains (losses) for the period included in earnings attributable to the change in unrealized losses relating to assets still held at end of period	$0	$0

The following is a summary of investments at December 31, 2014 and December 31, 2013 (in thousands):

	As of December 31, 2014

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

U.S. government and agency securities	$10,720	$0	$0	$10,720
Obligations of government-sponsored enterprises	705	0	0	705
State and municipal bonds	5,156	27	(4)	5,179
Corporate securities	7,779	12	(10)	7,781

Total investments	$24,360	$39	$(14)	$24,385

	As of December 31, 2013

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

U.S. government and agency securities	$89,617	$27	$(18)	$89,626
Obligations of government-sponsored enterprises	33,506	5	(1)	33,510
State and municipal bonds	51,573	82	(28)	51,627
Corporate securities	166,642	453	(675)	166,420
Other investments	11,771	15	(1)	11,785

Total investments	$353,109	$582	$(723)	$352,968

The maturity dates of investments as of December 31, 2014 are as follows (in thousands):

	As of December 31, 2014

	Amortized Cost	Estimated Fair Value

Less than 1 year	$6,241	$6,248
1 to 5 years	16,824	16,837
6 to 10 years	1,295	1,300
Thereafter	0	0

Total	$24,360	$24,385

The carrying value for Zebra’s financial instruments classified as current assets (other than short-term investments) and current liabilities approximate fair value due to short term maturities.

Note 5 Investments and Marketable Securities

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

Changes in the market value of available-for-sale securities are reflected in the accumulated other comprehensive income caption of stockholders’ equity in the balance sheet, until we dispose of the securities. Once these securities are disposed of, either by sale or maturity, the accumulated changes in market value are transferred to investment income. On the Consolidated Statement of Cash Flows, changes in the balances of available-for-sale securities are shown as purchases, sales and maturities of investments and marketable securities under investing activities.

Changes in market value of trading securities would be recorded in investment income as they occur, and the related cash flow statement includes changes in the balances of trading securities as operating cash flows.

Changes in unrealized gains and losses on available-for-sale securities are included in these financial statements as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Changes in unrealized gains and losses on available-for- sale securities, net of tax, recorded in accumulated other comprehensive income (loss)	$425	$(456)	$887

The following table shows the number, aggregate market value and unrealized losses (in thousands) of investments with market values that were less than amortized cost as of December 31, 2014. These lower market values are primarily caused by fluctuations in interest rates and credit spreads. Market values are expected to recover to the amortized cost prior to maturity.

	Unrealized Loss < 12 months			Unrealized Loss > 12 months
	Number of investments	Aggregate Market Value	Unrealized Losses	Number of investments	Aggregate Market Value	Unrealized Losses

Government securities	0	$0	$0	1	$8,098	$(0)
State and municipal bonds	0	0	0	2	1,169	(4)
Corporate Securities	1	446	0	11	2,813	(10)
Other	0	0	0	1	5	(0)

Total	1	$446	$0	15	$12,085	$(14)

As of December 31, 2013, the number, aggregate market value and unrealized losses (in thousands) of investments with market values that were less than amortized cost were:

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

Using the specific identification method, the proceeds and realized gains on the sales of available-for-sale securities were as follows (in thousands):

	Year Ended December 31,

	2014	2013	2012
Proceeds	$644,378	$336,741	$164,410
Realized gains	1,100	727	423
Realized losses	(833)	(81)	(78)
Net realized gains included in other comprehensive income (loss) as of the end of the prior year	4	603	285

Included in Zebra’s cash, restricted cash, investments and marketable securities are amounts held by foreign subsidiaries which are generally invested in U.S. dollar-denominated holdings. Zebra had $268.4 million as of December 31, 2014, and $251.7 million as of December 31, 2013 of foreign cash and investments.

Note 6 Accounts Receivable

The components of accounts receivable are as follows (in thousands):

	As of
	December 31, 2014	December 31, 2013
Gross accounts receivable	$671,471	$177,370
Accounts receivable reserves	(1,069)	(453)

Accounts receivable, net	$670,402	$176,917

Note 7 Inventories

The components of inventories are as follows (in thousands):

	As of
	December 31, 2014	December 31, 2013
Raw material	$139,647	$31,335
Work in process	476	415
Finished goods	259,872	101,834

Total inventories, gross	399,995	133,584
Inventory reserves	(5,819)	(12,561)

Total inventories, net	$394,176	$121,023

Note 8 Property and Equipment

Property and equipment, which includes assets under capital leases, is comprised of the following (in thousands):

	As of
	December 31, 2014	December 31, 2013

Buildings	$48,732	$4,613
Land	10,344	504
Machinery, equipment and tooling	178,220	110,728
Furniture and office equipment	13,965	13,448
Computers and software	146,474	139,723
Automobiles	46	18
Leasehold improvements	21,274	17,880
Projects in progress – computers and software	0	2,079
Projects in progress - other	28,818	6,675

	447,873	295,668
Less accumulated depreciation and amortization	(192,781)	(186,080)

Net property and equipment	$255,092	$109,588

Other items related to property and equipment are as follows (in thousands):

	As of December 31,

	2014	2013

Unamortized computer software costs	$40,579	$43,317

	Year Ended December 31,

	2014	2013	2012

Amortization of capitalized software	$8,818	$8,688	$7,912
Total depreciation expense charged to income	27,275	24,727	21,504

Note 9 Goodwill and Other Intangible Asset Data

In 2014, we acquired intangible assets in the amount of $1.014 billion for developed technology, customer relationships and trade names associated with the Acquisition. These intangible assets have an estimated useful life ranging from 1 to 15 years. See Note 3 Business Combinations for specific information regarding the Acquisition. In 2013, we acquired intangible assets in the amount of $37.2 million for developed technology, customer relationships and trade names associated with the acquisition of Hart Systems, LLC.

Intangible asset data are as follows (in thousands):

	As of December 31, 2014
	Gross Amount	Accumulated Amortization	Net Amount
Amortized intangible assets
Current technology	$23,201	$(16,499)	$6,702
Trade names	40,300	(1,967)	38,333
Unpatented technology	280,000	(12,889)	267,111
Patent and patent rights	244,569	(31,832)	212,737
Customer relationships	532,591	(28,181)	504,410

Total	$1,120,661	$(91,368)	$1,029,293

Amortization expense for the year ended December 31, 2014		$54,096

Estimated amortization expense:
For the year ended December 31, 2015	$244,376
For the year ended December 31, 2016	230,825
For the year ended December 31, 2017	212,023
For the year ended December 31, 2018	117,534
For the year ended December 31, 2019	90,441
Thereafter	134,094

Total	$1,029,293

	As of December 31, 2013
	Gross Amount	Accumulated Amortization	Net Amount
Amortized intangible assets
Current technology	$23,778	$(14,060)	$9,718
Trade names	300	(300)	0
Patent and patent rights	29,569	(17,919)	11,650
Customer relationships	52,593	(4,993)	47,600

Total	$106,240	$(37,272)	$68,968

Amortization expense for the year ended December 31, 2013		$7,383

Changes in the net carrying value amount of goodwill were as follows (in thousands):

Total
Goodwill as of December 31, 2011	79,703
Acquisition – LaserBand	24,353
Impairment charge – 2012	(9,114)

Goodwill as of December 31, 2012	94,942
Acquisition – Hart Systems	60,858

Goodwill as of December 31, 2013	155,800
Goodwill adjustment – Hart Systems 2014	(2,284)
Acquisition – Enterprise	2,335,994

Goodwill as of December 31, 2014	$2,489,510

Gross goodwill was $180.7 million and accumulated impairments through 2011 were $101.0 million. In 2014, we acquired goodwill in the amount of $2.336 billion and because the purchase price allocation related to the Acquisition has not been finalized, the entire goodwill is assigned to the Enterprise segment. The assignment of goodwill to reporting units has not been completed as of date these financial statements are issued.

In the fourth quarter 2013, Zebra acquired all of the outstanding membership interests in Hart Systems, LLC (a New York limited liability company) with $60.9 million of the purchase price allocated to goodwill. As of September 27, 2014 the purchase price allocation was finalized and the amount of goodwill was reduced to $58.6 million for adjustments related to deferred taxes. Zebra performed a quantitative assessment of goodwill related to Hart Systems, LLC., as of the first day of the fourth quarter and determined there was no impairment of goodwill.

Note 10 Other Assets

Other assets consist of the following (in thousands):

	As of December 31,
	2014	2013
Investments related to the deferred compensation plan	$6,008	$4,827
Long-term investments	31,759	21,242
Other long-term assets	28,448	1,522
Long-term trade receivable	16,985	0
Long-term notes receivable	14,231	0
Long-term investments and marketable securities	0	2,588
Deposits	1,486	1,174

Total	$98,917	$31,353

As a result of the Acquisition, Zebra acquired $10.4 million of long-term investments which are accounted for under the cost method of accounting. These investments are primarily in venture capital backed technology companies and our ownership interest is in the range of 2.0% to 8.3%. These investments are in addition to the cost method investments in venture capital backed technology companies already owned by Zebra. Zebra also acquired as a result of the Acquisition $16.9 million of long-term trade receivables and $11.3 million of other long-term assets.

Note 11 Accrued Liabilities

The components of accrued liabilities are as follows (in thousands):

	As of
	December 31, 2014	December 31, 2013
Accrued payroll	$73,582	$30,338
Accrued warranty	24,666	4,125
Accrued taxes	11,446	284
Accrued forward contracts	0	2,743
Interest payable	34,727	0
Amount owed to seller	48,806	0
Customer reserves	39,201	9,332
Accrued other expenses	188,642	15,140

Total accrued liabilities	$421,070	$61,962

Note 12 Costs Associated with Exit and Restructuring

During the fourth quarter 2014, Zebra incurred restructuring costs resulting from organizational design changes. The costs below incurred for the year ended December 31, 2014 and costs expected to be incurred represent the costs related to these restructuring activities primarily related to the acquisition.

Costs incurred through December 31, 2013 and costs expected to be incurred relate to the following: restructuring of Zebra’s manufacturing operations; relocation of a significant portion of Zebra’s supply chain operations from the U.S. to China; consolidating activities domestically; restructuring of our sales operations; restructuring certain corporate functions; and amending the Location Solutions “2012 restructuring plan” by adding additional restructuring charges to be incurred. These restructuring charges were complete by the third quarter 2014.

As of December 31, 2014, we have incurred the following exit and restructuring costs related to the 2014 organization design changes, Location Solutions business management structure and manufacturing operations relocation and restructuring (in thousands):

Type of Cost	Cost incurred through December 31, 2013	Costs incurred for the twelve months ended December 31, 2014	Total costs incurred as of December 31, 2014	Additional costs expected to be incurred	Total costs expected to be incurred

Severance, stay bonuses, and other employee-related expenses	$6,650	$5,991	$12,641	$0	$12,641
Professional services	180	16	196	0	196
Relocation and transition costs	20	0	20	0	20

Total	$6,850	$6,007	$12,857	$0	$12,857

As of December 31, 2013, we incurred the following exit and restructuring costs related to the Location Solutions business management structure and manufacturing operations relocation and restructuring (in thousands):

Type of Cost	Cost incurred through December 31, 2012	Costs incurred for the twelve months ended December 31, 2013	Total costs incurred as of December 31, 2013	Additional costs expected to be incurred	Total costs expected to be incurred

Severance, stay bonuses, and other employee-related expenses	$960	$5,690	$6,650	$61	$6,711
Professional services	0	180	180	0	180
Relocation and transition costs	0	20	20	0	20

Total	$960	$5,890	$6,850	$61	$6,911

Liabilities and expenses related to exit activities were as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012

Balance at beginning of period	$1,252	$967	$1,048
Charged to earnings	6,007	5,890	960
Cash paid	(429)	(5,605)	(1,041)

Balance at the end of period	$6,830	$1,252	$967

Liabilities related to exit activities are included in the accrued liabilities line item on the balance sheet. Exit costs are included in operating expenses under the line item exit and restructuring costs.

Note 13 Derivative Instruments

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

In addition, we have exposure to market risk for changes in interest rates resulting from the variable interest payments on the term facility that was used to fund the Acquisition. In June 2014, we entered into a commitment letter for a new variable rate credit facility to fund the announced acquisition and we also entered into two tranches of floating-to-fixed forward interest rate swaps (“Original Swaps”) to hedge the interest rate risk. In July 2014, we designated the Original Swaps as cash flow hedges of interest rate exposure associated with variability in future cash flows on our variable rate commitment. On October 27, 2014, the variable rate commitment was funded and we entered into a term loan of $2.2 billion (the “Term Loan”). Through October 31, 2014, the Original Swaps continued to hedge the variability in future cash flows on the Term Loan and the changes in fair value of the Original Swaps were recorded to accumulated other comprehensive income (loss). Ineffectiveness was insignificant.

On October 30, 2014, we discontinued hedge accounting on the Original Swaps due to syndication of the Original Swaps to a group of commercial banks, which resulted in the termination of the Original Swaps and entry into the syndicated forward starting interest rate swaps (“Syndicated Swaps”). The Syndicated Swaps were not designated as hedges and the changes in fair value is recognized in earnings in other income (expense).

On November 20, 2014 we entered into additional floating-to-fixed forward starting interest rate swaps (“New Swaps”) and designated these as cash flow hedges of interest rate exposure associated with variability in future cash flows on our Term Loan. To offset the impact to earnings of the changes in fair value of the Syndicated Swaps, we also entered into fixed-to-floating forward starting interest rate swaps (“Offsetting Swaps”), which were not designated in a hedging relationship and the changes in the fair value are recognized in earnings in other income (expense). Changes in fair value of the New Swaps that are designated as cash flow hedge and are effective at offsetting variability in the future cash flows on our Term Loan are recognized in other comprehensive income (loss). Ineffectiveness is immediately recognized in earnings.

The fair value of the forward starting interest rate swap contracts is estimated using market quoted forward interest rates for the London Interbank Offered Rate “LIBOR” at the balance sheet date and the application of such rates subject to the interest rate swap terms. In accordance with ASC 815 we recognize derivative instruments as either assets or liabilities on the balance sheet and measure them at fair value. Gains and losses resulting from changes in fair value are accounted for depending on the use of the derivative and whether it is designated as and qualifies for hedge accounting.

Credit and market risk

Financial instruments, including derivatives, expose us to counter-party credit risk for nonperformance and to market risk related to interest and currency exchange rates. We manage our exposure to counterparty credit risk through specific minimum credit standards, diversification of counterparties, and procedures to monitor concentrations of credit risk. Our counterparties in derivative transactions are commercial banks with significant experience using derivative instruments. We monitor the impact of market risk on the fair value and cash flows of our derivative and other financial instruments considering reasonably possible changes in interest rates and currency exchange rates and restrict the use of derivative financial instruments to hedging activities. We continually monitor the creditworthiness of our customers to which we grant credit terms in the normal course of business. The terms and conditions of our credit sales are designed to mitigate or eliminate concentrations of credit risk with any single customer.

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

Summary financial information related to these activities included in our consolidated statement of earnings as other income (expense) is as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012

Change in gains (losses) from foreign exchange derivatives	$5,675	$(1,998)	$(1,347)
Gain (loss) on net foreign currency assets	(14,434)	1,474	406

Net foreign exchange loss	$(8,759)	$(524)	$(941)

	As of
	December 31, 2014	December 31, 2013
Notional balance of outstanding contracts:
Euro/US dollar	€40,218	€41,021
Pound/US dollar	£4,574	£0
Net fair value of outstanding contracts	$250	$33

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

Summary financial information related to the cash flow hedges is as follows (in thousands):

	As of
	December 31, 2014	December 31, 2013
Unrealized gains (losses) on anticipated sales hedging:
Gross	$9,031	$208
Income tax expense (benefit)	1,841	90

Net	$7,190	$118

Summary financial information related to the cash flow hedges of future revenues follows (in thousands, except percentages):

	As of
	December 31, 2014	December 31, 2013
Notional balance of outstanding contracts versus the dollar	€88,969	€85,627
Hedge effectiveness	100%	100%

	Year Ended December 31,
	2014	2013	2012

Net gains (losses) included in revenue	$1,578	$(4,294)	$4,201

Forward Contracts

We record our forward contracts at fair value on our consolidated balance sheet as either long-term other assets or long-term other liabilities depending upon the fair value calculation as detailed in Note 4 of Zebra’s financial statements. The amounts recorded on our consolidated balance sheets are as follows (in thousands):

	As of
	December 31, 2014	December 31, 2013
Assets:
Prepaid expenses and other current assets	$9,318	$0

Total	$9,318	$0

Liabilities:
Accrued liabilities	$0	$2,743

Total	$0	$2,743

Forward Interest Rate Swaps

The forward interest rate swaps hedge the interest rate risk associated with the variable interest payments on our Term Loan that was used to fund the Acquisition.

These Original Swaps were used to economically hedge interest rate risk associated with the variable rate commitment until July 30, 2014, and as such, changes in their fair value were recognized in earnings in other income (expense). Effective July 30, 2014, the Original Swaps were designated as cash flow hedges of interest rate exposure associated with variability in future cash flows on the variable rate commitment. On October 27, 2014, the variable rate commitment was funded and we entered into a Term Loan that accrues interest at a variable rate of LIBOR (subject to a floor of 0.75% per annum) plus a margin of 4.0%. On October 30, 2014, we discontinued hedge accounting for the Original Swaps due to the syndication of the Original Swaps to a group of commercial banks, which resulted in their termination. The changes in fair value of the Original Swaps between July 30, 2014 and their termination were included in other comprehensive income (loss), and any ineffectiveness was insignificant. The amounts included in other comprehensive income (loss) will be amortized to earnings in other income (expense) as the interest payments under the Term Loan affect earnings.

We entered into New Swaps and Offsetting Swaps on November 20, 2014. We designated the New Swaps as cash flow hedges of interest rate exposure associated with variability in future cash flows on the Term Loan. Subsequent to the hedge designation, the effective portion of changes in their fair value is recognized in other comprehensive income (loss) and the ineffective portion is recognized in earnings. The effective portion recognized in other comprehensive income (loss) will be reclassified to earnings in other income (expense) as the interest payments under the Term Loan affect earnings.

The Syndicated Swaps and the Offsetting Swaps are not designated in a hedging relationship and the changes in fair values are recognized in earnings in other income (expense).

The location of the forward interest rate swaps designated in a hedge relationship is as follows (in thousands):

	As of
	December 31, 2014	December 31, 2013
Liabilities:
Other long term liabilities	$2,170	$0

Total	$2,170	$0

The interest rate swap designated in a hedging relationship is highly effective.

The forward interest rate swaps not designated in a hedging relationship are recorded in a net liability position of $14.5 million in the Consolidated Balance Sheets.

The gross and net amounts offset at December 31, 2014 were as follows (in thousands):

	Gross Fair Value	Counterparty Offsetting	Net Fair Value in the Consolidated Balance Sheets

Counterparty A	$ 4,631	$ 1,236	$ 3,395
Counterparty B	2,400	312	2,088
Counterparty C	2,074	369	1,705
Counterparty D	3,636	631	3,005
Counterparty E	1,956	326	1,630
Counterparty F	1,988	344	1,644
Counterparty G	3,251	0	3,251

Total	$ 19,936	$ 3,218	$ 16,718

The volume of the forward interest rate swaps, New Swaps, designated in a hedge relationship is as follows (in thousands):

	As of
	December 31, 2014	December 31, 2013
Notional balance of outstanding contracts	$3,339,000	$0

The New Swaps, each with a term of one year, are designated as cash flow hedges of interest rate exposure associated with variability in future cash flows on the Term Loan. The notional amount of the designated New Swaps effective in each year of the cash flow hedge relationships does not exceed the principal amount of the Term Loan which is hedged. The New Swaps have the following notional amounts per year (in thousands):

Year 2015	$1,010,000
Year 2016	$697,000
Year 2017	$544,000
Year 2018	$544,000
Year 2019	$272,000
Year 2020	$272,000

Notional balance of outstanding contracts	$3,339,000

The gain (loss) recognized on the forward interest rate swaps not designated in a hedge relationship is as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012

Gain (loss) on forward interest-rate swaps	$(4,649)	$0	$0

The gain (loss) recognized in other comprehensive income (loss) on the forward interest rate swaps designated in a hedging relationship is as follows (in thousands):

	As of
	December 31, 2014	December 31, 2013
Unrealized loss on forward interest rate swap hedging:
Gross	$(12,069)	$0
Income tax benefit	4,370	0

Net	$(7,699)	$0

No gain (loss) was reclassified from accumulated other comprehensive income (loss) into earnings on the forward interest rate swaps designated in a hedging relationship during the year ended December 31, 2014.

At December 31, 2014, we expect that approximately $4.1 million in losses on the forward interest rate swaps designated in a hedging relationship will be reclassified from accumulated other comprehensive loss into earnings during the next 12 months.

Note 14 Long-Term Debt

The following table summarizes the carrying value of our debt as of December 31, 2014 (in thousands):

Senior Notes	$1,050,000
Term loan	2,200,000
Less unamortized discounts	(59,516)

Total outstanding debt	3,190,484
Current maturities of long-term debt	16,500
Less: current portion of unamortized discounts	(8,978)

Total short-term debt	7,522

Long-term debt, less current maturities	$3,182,962

Zebra did not have any long-term debt outstanding at December 31, 2013.

The following table summarizes the contractual maturities of our debt over the next five years, at December 31, 2014 (in thousands):

Year ended December 31,
2015	$16,500
2016	22,000
2017	22,000
2018	22,000
2019	22,000

The estimated fair value of our long-term debt approximated $3.3 billion at December 31, 2014. This fair value amount represents the estimated value at which our lenders could trade our debt within the financial markets and does not represent the settlement value of these long-term debt liabilities to us. The fair value of the long-term debt will continue to vary each period based on fluctuations in market interest rates, as well as changes to our credit ratings. This methodology resulted in a Level 2 classification in the fair value hierarchy.

Private Offering

On October 15, 2014, Zebra completed a private offering of $1.05 billion aggregate principal of 7.25% Senior Notes due October 15, 2022 (the “Senior Notes”). The Senior Notes yielded an effective interest rate of 7.61% at issuance. The Senior Notes are governed by the terms of an indenture, dated as of October 15, 2014, by and among Zebra and U.S. Bank National Association, as Trustee. Interest on the Senior Notes is payable in cash on April 15 and October 15 of each year, commencing on April 15, 2015.

The Indenture covering the Senior Notes contains certain covenants limiting among other things, the ability of Zebra and its restricted subsidiaries, with certain exceptions as described in the indenture, to; (i) incur indebtedness or issue certain preferred stock; (ii) incur liens; (iii) pay dividends or make distributions in respect of capital stock; (iv) purchase or redeem capital stock; (v) make investments or certain other restricted payments; (vi) sell assets; (vii) issue or sell stock of restricted subsidiaries; (viii) enter into transactions with stockholders or affiliates; or (ix) effect a consolidation or merger.

The Senior Notes are guaranteed, jointly and severally, on a senior and unsecured basis by its direct and indirect wholly-owned existing and future domestic restricted subsidiaries, subject to certain exceptions. The Senior Notes rank equal in right of payment to all of our existing and future unsecured, unsubordinated obligations. The Senior Notes are effectively subordinated to the secured obligations of the Company and subsidiaries to the extent of the value of the assets securing such obligations.

New Credit Facilities

On October 27, 2014, Zebra entered into a new credit agreement which provides for a term loan of $2.2 billion (“Term Loan”) and a revolving credit facility of $250.0 million (“Revolving Credit Facility”). Borrowings under the Term Loan bear interest at a variable rate plus an applicable margin, subject to an all-in floor of 4.75%. As of December 31 2014, the Term Loan interest rate was 4.75%. Interest payments are payable quarterly, starting January 27, 2015. The October 2012 revolving credit agreement for $250.0 million with a syndicate of banks was terminated upon execution of this credit agreement. Zebra has entered into interest rate swaps to manage interest rate risk on its long-term debt. See Note 13 Derivative Instruments

The credit agreement requires Zebra to prepay the Term Loan and Revolving Credit Facility, under certain circumstances or transactions defined in the credit agreement. Also, Zebra may voluntarily prepay outstanding loans under the Term Loan at any time; however, we are required to make scheduled quarterly principal payments of $5.5 million beginning June 30, 2015, with the balance of $2.1 billion due on October 27, 2021.

The Revolving Credit Facility is available for working capital and other general corporate purposes including letters of credit. The amount (including letters of credit) shall not exceed $250.0 million. As of December 31, 2014, Zebra had established letters of credit amounting to $2.9 million, which reduced funds available for other borrowings under the agreement to $247.1 million. The Revolving Credit Facility will mature and the commitments thereunder will terminate on October 27, 2019.

Borrowings under the Revolving Credit Facility bear interest at a variable rate plus an applicable margin. The applicable margin for borrowings under the Revolving Credit Facility ranges from 2.25% to 2.75% depending on Zebra’s consolidated total secured net leverage ratio which is evaluated on a quarterly basis. As of December 31 2014, the Revolving Credit Facility interest rate was 3.25%. Interest payments are payable quarterly. As of December 31 2014, Zebra did not have any borrowings against the Revolving Credit Facility.

In addition to paying interest on outstanding principal amounts under the Revolving Credit Facility, the Company is required to pay a commitment fee to the lenders with respect to the unutilized commitments. The commitment fee rate is currently 0.375% per year. The commitment fee rate will be adjusted to 0.250%, 0.375% or 0.500% depending on Zebra’s consolidated total secured net leverage ratio.

The Revolving Credit Facility contains certain covenants limiting among other things, the ability of Zebra and its restricted subsidiaries, with certain exceptions as described in the agreement, to; (i) incur indebtedness, make guarantees or issue certain equity securities; (ii) pay dividends on its capital stock or redeem, repurchase or retire its capital stock; (iii) make certain investments, loans and acquisitions; (iv) sell certain assets or issue capital stock of restricted subsidiaries; (v) create liens or engage in sale-leaseback transactions; (vi) merge, consolidate or transfer or dispose of substantially all of their assets; (vii) engage in certain transactions with affiliates; (viii) alter the business it conducts; (ix) amend, prepay, redeem or purchase subordinated debt and (x) enter into agreements limiting subsidiary dividends and distributions. The Revolving Credit Facility also requires Zebra to comply with a financial covenant consisting of a quarterly maximum consolidated total secured net leverage ratio test that will be tested only when at the end of any fiscal quarter, 20% of the commitments under the Revolving Credit Facility have been drawn and remain outstanding.

The Term Loan and obligations under the Revolving Credit Facility are collateralized by a security interest in substantially all of Zebra’s assets as defined in the security agreement and guaranteed by its direct and indirect wholly-owned existing and future domestic restricted subsidiaries, subject to certain exceptions.

Debt issue costs of $24.0 million were recorded as of December 31, 2014; $21.8 million relates to the Senior Notes and $2.2 million relates to the Term Loan, these costs are amortized over 8 and 7 years respectively.

Zebra entered into a bridge financing facility prior to the acquisition, to ensure financing would be in place to consummate the transaction. Upon the closing of the Acquisition at which time Zebra had secured other long-term financing Zebra incurred $18.8 million of costs related to the bridge financing facility, which are included in interest expense for the year ended December 31, 2014.

Note 15 Commitments and Contingencies

Leases. Minimum future obligations under all non-cancelable operating leases as of December 31, 2014 are as follows (in thousands):

Operating Leases
2015	$33,991
2016	27,105
2017	21,745
2018	17,743
2019	14,951
Thereafter	44,982

Total minimum lease obligations	$160,517

Rent expense for operating leases charged to operations was as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012

Rent expense	$21,101	$15,750	$15,254

The operating lease information includes a variety of properties around the world. These properties are used as manufacturing facilities, distribution centers and sales offices. Lease terms range from one year to 20 years with breaking periods specified in the lease agreements.

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

Note 16 Stockholders’ Equity

Share count and par value data related to stockholders’ equity are as follows:

	As of
	December 31, 2014	December 31, 2013
Preferred Stock
Par value per share	$0.01	$0.01
Shares authorized	10,000,000	10,000,000
Shares outstanding	0	0
Common Stock—Class A
Par value per share	$0.01	$0.01
Shares authorized	150,000,000	150,000,000
Shares issued	72,151,857	72,151,857
Shares outstanding	51,654,337	50,349,546
Treasury stock
Shares held	20,497,520	21,802,311

During the year ended December 31, 2013, Zebra purchased 1,356,861 shares of common stock for $63.1 million under Board authorized share repurchase plan and purchased 1,473,863 shares of common stock for $54.4 million in 2012. Zebra did not purchase shares of Zebra Class A Common Stock during the year ended December 31, 2014.

A roll forward of Class A common shares outstanding is as follows:

	Year Ended December 31,
	2014	2013	2012
Balance at the beginning of the year	50,349,546	50,908,267	52,095,166
Repurchases	0	(1,356,861)	(1,473,863)
Stock options, rights and ESPP issuances	726,440	739,148	246,625
Restricted share issuances	656,755	241,851	242,238
Restricted share forfeitures	(12,490)	(165,610)	(130,119)
Shares withheld for tax obligations	(65,914)	(17,249)	(71,780)

Balance at the end of the year	51,654,337	50,349,546	50,908,267

Note 17 Earnings (Loss) Per Share

For the years ended December 31, 2014, 2013, and 2012, earnings (loss) per share were computed as follows (in thousands, except per-share amounts):

	Year Ended December 31,
	2014	2013	2012
Weighted average shares:

Weighted average common shares outstanding	50,789	50,693	51,566
Effect of dilutive securities outstanding	591	370	277

Diluted weighted average shares outstanding	51,380	51,063	51,843

Earnings (loss):
Income (loss) from continuing operations	$32,429	$134,225	$121,897
Income from discontinued operations	0	133	1,007

Net income (loss)	$32,429	$134,358	$122,904

Basic per share amounts:
Income (loss) from continuing operations	$0.64	$2.65	$2.36
Income from discontinued operations	0.00	0.00	0.02

Net income (loss)	$0.64	$2.65	$2.38

Diluted per share amounts:
Income (loss) from continuing operations	$0.63	$2.63	$2.35
Income from discontinued operations	0.00	0.00	0.02

Net income (loss)	$0.63	$2.63	$2.37

The potentially dilutive securities that were excluded from the earnings (loss) per share calculation consist of stock options and stock appreciation rights (SARs) with an exercise price greater than the average market price of the Class A Common Stock. These options were as follows:

	Year Ended December 31,
	2014	2013	2012

Potentially dilutive shares	175,902	168,472	1,753,311

Note 18 Equity-Based Compensation

As of December 31, 2014, Zebra had a general equity-based compensation plan and an employee stock purchase plan under which shares of our common stock were available for future grants and sales, and which are described below.

On May 19, 2011, Zebra’s stockholders approved the 2011 Zebra Technologies Corporation Long Term Incentive Plan (the 2011 Plan), which included authorization for issuance of awards of 5,500,000 shares under the 2011 Plan. The 2011 Plan became effective immediately and superseded the 2006 Incentive Compensation Plan (the 2006 Plan), the 1997 Stock Option Plan (the 1997 Plan) and the 2002 Non-Employee Director Stock Option Plan (the 2002 Director Plan), except that the prior plans will remain in effect with respect to awards granted under the prior plans until such awards have been exercised, forfeited, cancelled, expired or otherwise terminated in accordance with the terms of such grants. The types of awards available under the 2011 Plan are incentive stock options, nonqualified stock options, stock appreciation rights (SARs), restricted stock, performance shares and units and performance-based cash bonuses. Employees, directors and consultants of Zebra and its subsidiaries are eligible to participate in the 2011 Plan. The Compensation Committee of the Board of Directors administers the 2011 Plan. As of December 31, 2014, 3,307,608 shares were available for grant under the 2011 Plan, and SARs in respect of 818,949 shares were outstanding under the 2011 Plan.

The SARs granted under the 2011 Plan have an exercise or grant price equal to the closing market price of Zebra’s stock on the date of grant. SAR’s general vest over a four or five-year period. These awards expire on the earlier of (a) ten years following the grant date, (b) immediately if the employee is terminated for cause, (c) ninety days after termination of employment if the employee is terminated involuntarily other than for cause, (d) thirty days after termination of employment if the employee voluntarily terminates his or her employment, or (e) one year after termination of employment if the employee’s employment terminates due to death, disability, or retirement.

Zebra’s time-vested restricted stock grants consist of restricted stock awards (RSAs) and performance vested restricted stock awards (PSAs). The following table shows the number of RSAs and PSAs granted in 2014 and the generally vesting schedule of the awards that were granted under the 2011 Plan.

Vesting period	RSA’s	PSA’s	Total
At grant	15,026	0	15,026
After three years of service	408,618	233,111	641,729

Total	423,644	233,111	656,755

These RSAs and PSAs will vest at each vesting date if the employee remains employed by Zebra throughout the applicable time period, but will vest in whole or in part (as set forth in each Restricted Stock Agreement) before the end of the vesting period in the event of death, disability, resignation for good reason, a change in control (as defined in the 2011 Plan), or termination by Zebra other than for Cause, as defined in each Restricted Stock Agreement. The restricted stock is forfeited in certain situations specified in the Restricted Stock Agreement, including, if the employee’s employment is terminated by Zebra for Cause or if the employee resigns for other than good reason. Zebra’s restricted stock awards are expensed over the vesting period of the related award, which is typically three years. Some awards, including those granted annually to non-employee directors as an equity retainer fee, were vested upon grant. Compensation cost is calculated as the market date fair value on grant date multiplied by the number of shares granted.

The 2006 Plan was superseded by the 2011 Plan. As of December 31, 2014, options and SARs for 774,661 shares were outstanding and exercisable under the 2006 Plan. These options and SARs expire on the earlier of (a) ten years following the grant date, or (b) immediately if the employee is terminated for cause, (c) ninety days after termination of employment if the employee is terminated involuntarily other than for cause, (d) thirty days after termination of employment if the employee voluntarily terminates his or her employment, or (e) one year after termination of employment if the employee’s employment terminates due to death, disability, or retirement.

The 1997 Plan was superseded by the 2006 Plan. As of December 31, 2014, options for 85,197 shares were outstanding and exercisable under the 1997 Plan. These options terms are the same as noted in the paragraph above in the 2006 Plan.

The 2002 Director Plan was superseded by the 2006 Plan. As of December 31, 2014, options for 80,000 shares were outstanding and exercisable under the 2002 Director Plan. Unless otherwise provided in an option agreement, options granted under the 2002 Director Plan become exercisable in five equal increments beginning on the date of the grant and continuing on each of the four anniversaries thereafter. All such options expire on the earlier of (a) ten years following the grant date, (b) the first anniversary of the termination date of the non-employee director’s directorship for any reason other than the termination of the non-employee director’s directorship by Zebra’s stockholders for cause, or resignation for cause, in each case as defined in the option agreement.

In connection with Zebra’s acquisition of WhereNet, Zebra assumed existing unvested stock options exercisable for shares of WhereNet’s common stock and converted them into options exercisable for Zebra common stock. These converted options have exercise prices and vesting dates based on their previous terms and all of these options that are outstanding are fully vested. As of December 31, 2014, outstanding WhereNet options were exercisable into 1,604 shares of Zebra Class A Common Stock.

On May 19, 2011 Zebra’s stockholders adopted the 2011 Employee Stock Purchase Plan (which replaced the 2001 Stock Purchase plan) under which employees who work a minimum of 20 hours per week may elect to withhold up to 10% of their cash compensation through regular payroll deductions to purchase shares of Class A Common Stock from Zebra over a period not to exceed 12 months at a purchase price per share which is equal to the lesser of: (1) 95% of the fair market value of the shares as of the date of the grant, or (2) 95% of the fair market value of the shares as of the date of purchase. Stock purchase plan expense for the year ended December 31, 2014 was $326,000. Stock purchase plan expense for the year ended December 31, 2013 was $224,000 and for the year ended December 31, 2012 was $242,000.

For purposes of calculating the compensation cost, the fair value is estimated on the date of grant using a binomial model. Volatility is based on an average of the implied volatility in the open market and the annualized volatility of Zebra’s stock prices over our entire stock history. Stock option grants in the table below include stock appreciation rights (SAR) that will be settled in Zebra stock. The following table shows the weighted-average assumptions used for grants of SARs as well as the fair value of the grants based on those assumptions:

	2014	2013	2012

Expected dividend yield	0%	0%	0%
Forfeiture rate	10.32%	10.31%	10.21%
Volatility	34.92%	32.00%	35.90%
Risk free interest rate	1.73%	.82%	.94%
- Range of interest rates	0.02% - 2.61%	0.02% - 1.78%	0.07% - 1.95%
Expected weighted-average life	5.36 years	5.42 years	5.48 years
Fair value of SARs granted	$4,884,000	$4,528,000	$5,533,000
Weighted-average grant date fair value of SARs granted (per underlying share)	$24.98	$13.86	$12.84

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

Stock option activity for the years ended December 31, 2014, 2013, and 2012, was as follows:

	2014		2013		2012
Options	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	956,502	$42.77	1,532,569	$41.69	1,703,375	$40.42
Granted	0	0	0	0	0	0
Exercised	(540,542)	44.76	(543,922)	39.54	(148,802)	27.02
Forfeited	0	0	0	0	(1,663)	36.36
Expired	0	0	(32,145)	45.81	(20,341)	43.63
Outstanding at end of year	415,960	$40.19	956,502	$42.77	1,532,569	$41.69
Exercisable at end of year	415,960	$40.19	956,502	$42.77	1,528,539	$41.75
Intrinsic value of exercised options	$15,200,000		$4,300,000		$1,700,000

There were no stock options granted in 2014, 2013 or 2012.

The following table summarizes information about stock options outstanding at December 31, 2014:

	Outstanding	Exercisable
Aggregate intrinsic value	$ 12,882,000	$ 12,882,000
Weighted-average remaining contractual term	2.2 years	2.2 years

SAR activity for the years ended December 31, 2014, 2013, and 2012, was as follows:

	2014		2013		2012
SARs	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	1,402,784	$ 36.36	1,535,804	$ 31.66	1,287,724	$ 28.91
Granted	195,560	74.59	326,811	46.13	431,040	38.51
Exercised	(267,077)	34.03	(376,673)	25.44	(102,972)	23.83
Forfeited	(38,738)	50.57	(80,515)	37.54	(75,978)	34.10
Expired	(387)	46.07	(2,643)	33.70	(4,010)	41.57
Outstanding at end of year	1,292,142	$ 42.20	1,402,784	$ 36.36	1,535,804	$ 31.66
Exercisable at end of year	586,344	$ 33.03	520,426	$ 30.51	514,787	$ 26.52
Intrinsic value of exercised SARs	$10,800,000		$ 7,900,000		$ 1,500,000

The terms of the SARs are established under the applicable Plan and the applicable SAR agreement. Once vested, a SAR entitles the holder to receive a payment equal to the difference between the per-share grant price of the SAR and the fair market value of a share of Zebra stock on the date the SAR is exercised, multiplied by the number of shares covered by the SAR. Exercised SARs will be settled in whole shares of Zebra stock, and any fraction of a share will be settled in cash. Vesting of SARs granted in 2014 is as follows: 195,560 SARs vest annually in four equal amounts on each of the first four anniversaries of the grant date. Vesting of SARs granted in 2013 is as follows: 326,811 SARs vest annually in four equal amounts on each of the first four anniversaries of the grant date. All SARs expire 10 years after the grant date.

The following table summarizes information about SARs outstanding at December 31, 2014:

	Outstanding	Exercisable
Aggregate intrinsic value	$ 38,061,000	$ 22,354,000
Weighted-average remaining contractual term	7.0 years	6.0 years

Restricted stock award activity, granted under the 2011 and 2006 Plans, for the years ended December 31, 2014, 2013 and 2012 was as follows:

	2014		2013		2012
Restricted Stock Awards	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of year	435,377	$40.92	444,362	$35.43	529,880	$28.20
Granted	423,644	73.42	167,515	46.17	169,081	38.45
Released	(153,200)	43.16	(161,976)	31.28	(235,580)	21.39
Forfeited	(14,200)	54.08	(14,524)	40.79	(19,019)	34.90

Outstanding at end of year	691,621	$60.06	435,377	$40.92	444,362	$35.43

Restricted stock units of 42,071 were awarded for the year ended December 31, 2014. Restricted units of 4 were released and 103 units were forfeited during the same period. Performance stock units of 10,345 were awarded for the year ended December 31, 2014. There were no performance stock units released or forfeited in 2014.

Performance share award activity, granted under the 2011 and 2006 Plans, for the years ended December 31, 2014, 2013 and 2012 was as follows:

	2014		2013		2012
Performance Share Awards	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of year	195,159	$42.25	265,829	$35.55	306,261	$28.58
Granted	233,111	73.00	187,794	35.17	72,470	38.68
Released	(33,535)	41.45	(253,484)	27.90	(1,802)	41.57
Forfeited	(20,555)	41.45	(4,980)	41.46	(111,100)	23.06

Outstanding at end of year	374,180	$61.53	195,159	$42.25	265,829	$35.55

As of December 31, 2014, there was $53.5 million of unearned compensation cost related to awards granted under Zebra’s equity-based compensation plans, which is expected to be recognized over a weighted-average period of 2.0 years.

The fair value of the purchase rights issued to Zebra employees under the stock purchase plan is estimated using the following weighted-average assumptions for purchase rights granted. Expected lives of three months to one year have been used along with these assumptions.

	2014	2013	2012

Fair market value	$64.99	$42.45	$35.43
Option price	$61.74	$40.33	$33.66
Expected dividend yield	0%	0%	0%
Expected volatility	31%	19%	21%
Risk free interest rate	0.05%	0.05%	0.07%

Note 19 Income Taxes

The geographical sources of income before income taxes were as follows (in thousands):

	Year Ended December 31,

	2014	2013	2012

United States	$(122,766)	$47,636	$60,388
Outside United States	139,395	116,191	103,786

Total	$16,629	$163,827	$164,174

The provision (benefit) for income taxes consists of the following (in thousands):

	Year Ended December 31,

	2014	2013	2012

Current:
Federal	$5,752	$9,556	$17,744
State	3,442	808	1,324
Foreign	19,346	11,638	14,258

Total current	28,540	22,002	33,326
Deferred:
Federal	(37,772)	7,118	8,656
State	(5,657)	289	375
Foreign	(911)	193	(80)

Total deferred	(44,340)	7,600	8,951

Total	$(15,800)	$29,602	$42,277

The provision for income taxes differs from the amount computed by applying the U.S. statutory Federal income tax rate of 35% to income before income taxes. A reconciliation of the provision for income taxes is below (in thousands):

	Year Ended December 31,

	2014	2013	2012
Provision computed at statutory rate	$5,820	$57,339	$57,461
State income tax, net of Federal tax benefit	(844)	1,191	1,353
Asset impairment charge	0	0	3,190
Acquisition related items	6,499	0	322
Tax credits	(3,263)	(970)	0
Foreign rate differential	(32,970)	(26,798)	(21,598)
Change in valuation allowance	2,987	0	0
Section 162(m) limitation	740	111	0
Change in contingent income tax reserves	3,105	0	0
Other	2,126	(1,271)	1,549

Provision for income taxes	$(15,800)	$29,602	$42,277

The primary reason for the difference between the US statutory rate of 35% and Zebra’s effective tax rate is due to a combination of higher profits in lower rate international jurisdictions, the Singapore tax holiday, the research & experimental credit, which is offset by changes in the valuation allowance, uncertain tax positions, the non-deductible portion of the acquisition expenses and other items. In conjunction with the opening of Zebra’s Singapore distribution center and the establishment of Singapore as a regional headquarter location in 2009, Zebra negotiated a 10% income tax rate with the Singapore Economic Development Board. The negotiated rate is a reduction from the then current statutory rate of 17%. This agreement reduced Zebra’s consolidated income taxes by approximately $2.0 million, $1.9 million and $2.0 million in 2014, 2013 and 2012, respectively. Due to Zebra’s increased business operations in Malaysia, it is unclear whether Zebra’s Singapore headquarters will meet the additional requirements necessary to qualify for the 10% rate in 2015 and 2016.

Tax effects of temporary differences that give rise to deferred tax assets and liabilities are as follows (in thousands):

	As of December 31,
	2014	2013

Deferred tax assets:
Deferred rent	$752	$409
Accrued vacation	5,318	2,153
Accrued bonus	11,642	2,916
Deferred compensation	2,208	1,816
Inventory items	1,493	6,061
Allowance for doubtful accounts and other receivables	5,361	118
Other accruals	50,491	5,680
Deferred revenue	78,351	5,469
Equity based compensation expense	14,189	12,337
Unrealized gain on securities	4,621	558
Unrealized loss on other investments	4,075	410
Net operating loss carry-forwards	27,016	597
Tax credits	62,040	0
Valuation allowance	(56,712)	(267)

Total deferred tax assets	210,845	38,257

Deferred tax liabilities:
Unrealized loss on other investments	(1,332)	(1,450)
Depreciation and amortization	(283,847)	(42,489)
Undistributed Earnings	(2,747)	0

Total deferred tax liabilities	(287,926)	(43,939)

Net deferred tax liabilities	$(77,081)	$(5,682)

Zebra earns a significant amount of our operating income outside the U.S. With the exception of the acquired unrepatriated earnings related to the Enterprise acquisition, it is the company’s policy to consider foreign earnings and profits to be permanently reinvested in foreign jurisdictions. As part of Enterprise, the acquired earnings & profits and previously taxed income (“PTI”), including excess cash balances pursuant to the Master Acquisition Agreement (“MAA”) of the newly acquired MSI foreign subsidiaries will not be permanently reinvested. As a result, Zebra has established a deferred tax liability in purchase accounting in the amount of $2.7 million. Zebra has not recognized deferred tax liabilities for unremitted earnings of approximately $466.4 million and $354.2 million as of December 31, 2014 and 2013, respectively. It is not practicable to determine the amount of unrecognized deferred tax liabilities on these indefinitely reinvested earnings.

Included in deferred tax assets are amounts related to federal and state net operating losses (“NOL”) that resulted from Zebra’s acquisition of WhereNet Corp and Enterprise. As of December 31, 2014, Zebra has approximately $156.3 million of net operating loss carry-forwards, of which $8.8 million is limited by Section 382, available to offset future taxable income that begin to expire in 2022. As of December 31, 2014, Zebra had approximately $26.8 million of state net operating loss carry-forwards that begin to expire in 2017. Zebra has approximately $30.1 million of research & experimental credits that begin to expire in 2025 and approximately $1.7 million of foreign tax credits that begin to expire in 2017. Lastly, Zebra has approximately $3.9 million of alternative minimum tax credits.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2014	$4,000
Additions for tax positions related to the current year	700
Additions for tax positions related to prior years	2,400
Additions related to 2014 acquisition	11,800
Reductions for tax positions of prior years	0

Balance at December 31, 2014	$18,900

The total impact of unrecognized tax benefits, if recognized, that would impact the effective tax rate is $0.7 million. Zebra believes it is reasonably possible that the recorded amount of gross unrecognized tax benefit may decrease by $2.8 million within the next twelve months as a result of tax planning.

The Singapore tax authorities have issued an assessment resulting in additional withholding tax and penalties relating to royalty payments made from 2009 to 2013. These royalty payments relate to commercial rights not covered by the current royalty exemption in place resulting in a withholding tax of approximately $3.2 million and penalties of approximately $0.6 million. The withholding tax will be offset as a foreign tax credit in the U.S. resulting in no impact to the effective tax rate.

Zebra’s continuing practice is to recognize interest and/or penalties related to income tax matters as part of income tax expense. Zebra has accrued $3.1 million and $0 of interest and penalties in the consolidated balance sheet as of December 31, 2014 and 2013, respectively.

Zebra is currently undergoing an audit of the 2013 US federal income tax returns. The tax years 2010 through 2014 remain open to examination by multiple state taxing jurisdictions. Below is a summary of open tax years by major jurisdiction outside of the United States.

China	2002 - 2014
France	2010 - 2014
Germany	2008 - 2014
India	1997 - 2014
Japan	2011 - 2014
United Kingdom	2008 - 2014

Note 20 Other Comprehensive Income (Loss)

Stockholders’ equity contains certain items classified as other comprehensive income (loss), including:

•

Unrealized gains (losses) on anticipated sales hedging transactions relate to derivative instruments used to hedge the currency exchange rates for forecasted euro sales and interest rates on variable rate commitments. These hedges are designated as cash flow hedges, and we have deferred income statement recognition of gains and losses until the hedged transaction occurs. See Note 13 for more details.

•

Unrealized gains (losses) on forward interest rate swap hedging transactions refers to the hedging of the interest rate risk associated with the variable rate commitment entered into for the Acquisition. See Note 13 for more details.

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

The components of other comprehensive income (loss) included in the Consolidated Statements of Comprehensive Income (Loss) are as follows (in thousands):

	As of December 31, 2013	Gain (Loss) recognized in OCI	Gain (Loss) reclassified from AOCI to income	Year ended December 31, 2014	As of December 31, 2014

Unrealized gains (losses) on anticipated sales hedging transactions:
Gross	$(2,373)	$9,632	$(601)(1)	$9,031	$6,658
Income tax (benefit)	(509)	1,970	(129)	1,841	1,332

Net	(1,864)	7,662	(472)	7,190	5,326

Unrealized gains (losses) forward interest rate swaps hedging transactions:
Gross	0	(12,069)	0(2)	(12,069)	(12,069)
Income tax (benefit)	0	(4,370)	0	(4,370)	(4,370)

Net	0	(7,699)	0	(7,699)	(7,699)

Unrealized gains (losses) on investments:
Gross	(151)	249	4(3)	253	102
Income tax (benefit)	(73)	(111)	(61)	(172)	(245)

Net	(78)	360	65	425	347

Foreign currency translation adjustments	(7,839)	1,324	(6)(4)	1,318	(6,521)

Total accumulated other comprehensive gains (losses)	$(9,781)	$1,647	$(413)	$1,234	$(8,547)

	As of December 31, 2012	Gain (Loss) recognized in OCI	Gain (Loss) reclassified from AOCI to income	Twelve Months ended December 31, 2013	As of December 31, 2013

Unrealized gains (losses) on anticipated sales hedging transactions:
Gross	$(2,581)	$3,297	$(3,089)(1)	$208	$(2,373)
Income tax (benefit)	(599)	862	(772)	90	(509)

Net	(1,982)	2,435	(2,317)	118	(1,864)

Unrealized gains (losses) forward interest rate swaps hedging transactions:
Gross	0	0	0(2)	0	0
Income tax (benefit)	0	0	0	0	0

Net	0	0	0	0	0

Unrealized gains (losses) on investments:
Gross	540	(1,294)	603(3)	(691)	(151)
Income tax (benefit)	162	(423)	188	(235)	(73)

Net	378	(871)	415	(456)	(78)

Foreign currency translation adjustments	(8,721)	566	316(4)	882	(7,839)

Total accumulated other comprehensive gains (losses)	$(10,325)	$2,130	$(1,586)	$544	$(9,781)

	As of December 31, 2011	Gain (Loss) recognized in OCI	Gain (Loss) reclassified from AOCI to income	Twelve Months ended December 31, 2012	As of December 31, 2012

Unrealized gains (losses) on anticipated sales hedging transactions: :
Gross	$7,355	$(14,757)	$4,821(1)	$(9,936)	$(2,581)
Income tax (benefit)	2,096	(3,900)	1,205	(2,695)	(599)

Net	5,259	(10,857)	3,616	(7,241)	(1,982)

Unrealized gains (losses) forward interest rate swaps hedging transactions:
Gross	0	0	0(2)	0	0
Income tax (benefit)	0	0	0	0	0

Net	0	0	0	0	0

Unrealized gains (losses) on investments:
Gross	(797)	1,052	285(3)	1,337	540
Income tax (benefit)	(288)	349	101	450	162

Net	(509)	703	184	887	378

Foreign currency translation adjustments	(8,963)	321	(79)(4)	242	(8,721)

Total accumulated other comprehensive gains (losses)	$(4,213)	$(9,833)	$3,721	$(6,112)	$(10,325)

(1)	Transfer of unrealized gains and (losses) from AOCI to income on anticipated sales hedging transactions are included in net sales of tangible products.
(2)	Transfer from AOCI to income and (losses) on forward interest rate swap hedging transactions are reported in forward swaps gain (loss).
(3)	Transfer of unrealized gains and (losses) from AOCI to income on investments are included in investment income.
(4)	Transfer of foreign currency translation gains and (losses) from AOCI to income, are included in foreign exchange.

Note 21 Segment Information and Geographic Data

On October 27, 2014, Zebra acquired a portion of the Enterprise business of Motorola Solutions, Inc. for $3.45 billion in an all-cash transaction. As a result of this acquisition, Zebra is in a period of transition as it relates to organizational alignment and management reporting which could impact segment reporting in future periods. However, at December 31, 2014, Zebra has two reportable segments: Legacy Zebra (“Z”) and Enterprise (“E”). Segment assets are not reviewed by Zebra’s chief operating decision maker and therefore are not disclosed below. (in thousands):

	Years Ended
	December 31, 2014	December 31, 2013	December 31, 2012

Net sales:
Z - Net sales	$1,194,536	$1,038,159	$996,168
E - Net sales	482,217	0	0

Total segment net sales	$1,676,753	$1,038,159	996,168
Corporate, eliminations (1)	(6,181)	0	0

Total	$1,670,572	$1,038,159	$996,168

Operating income (loss):
Z - operating income	$238,162	$178,539	$182,518
E - operating income	65,032	0	0

Total segment operating income	$303,194	$178,539	$182,518
Corporate, eliminations (2)	(214,604)	(18,275)	(18,167)

Total	$88,590	$160,264	$164,351

(1)	– amount included in Corporate, eliminations consist of purchase accounting adjustments related to the Acquisition.
(2)	– amounts included in Corporate, eliminations consist of purchase accounting adjustments not reported in segments: amortization expense, acquisition integration expense and exit and restructuring costs; for the year ended December 31, 2012, also includes a $9.1 million impairment charge.

Information regarding Zebra’s operations by geographic area is contained in the following table. These amounts are reported in the geographic area of the destination of the final sale. We manage our business based on these regions rather than by individual countries. (in thousands):

	North America	Europe, Middle East & Africa	Latin America	Asia	Total

2014
Net sales	$737,018	$583,005	$134,638	$215,911	$1,670,572
Long-lived assets	237,891	9,962	1,862	5,377	255,092

2013
Net sales	$459,908	$326,470	$99,041	$152,740	$1,038,159
Long-lived assets	97,768	8,149	502	3,169	109,588

2012
Net sales	$435,520	$322,970	$100,101	$137,577	$996,168
Long-lived assets	90,363	7,522	538	2,926	101,349

Net sales by country that are greater than 10% of total net sales are as follows (in thousands):

	United States	United Kingdom	Singapore	Other	Total

2014	$874,592	$558,279	$154,357	$83,344	$1,670,572
2013	$562,848	$323,708	$140,588	$11,015	$1,038,159
2012	$539,504	$317,793	$134,349	$4,522	$996,168

Net sales by country are determined by the country from where the products are invoiced when they leave Zebra’s warehouse. Generally, our United States sales company serves North America and Latin America while our United Kingdom sales company serves the Europe, Middle East and Africa markets and our Singapore sales company serves all of the Asia Pacific market.

Net sales by major product category are as follows (in thousands):

	Hardware	Supplies	Service and Software	Total

2014	$1,233,386	$265,176	$172,010	$1,670,572
2013	$740,567	$243,965	$53,627	$1,038,159
2012	$735,728	$212,499	$47,941	$996,168

Note 22 Major Customers

Our net sales to significant customers as a percentage of total net sales were as follows:

	Year Ended December 31,
	2014	2013	2012
Customer A	17.1%	16.8%	20.4%
Customer B	12.2%	13.1%	11.4%
Customer C	10.5%	12.3%	10.3%

All three of the above customers are distributors and not end users. No other customer accounted for 10% or more of total net sales during these years. No customers accounted for more than 10% of outstanding accounts receivable at December 31, 2014 and 2013, respectively.

Note 23 Quarterly Results of Operations (unaudited)

(Amounts in thousands, except per share data)

	2014
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Net Sales
Net sales of tangible products	$261,892	$270,049	$282,643	$683,978
Revenue from services and software	26,376	18,372	20,629	106,633

Total net sales	288,268	288,421	303,272	790,611

Cost of Sales
Cost of sales of tangible products	130,449	136,962	141,842	382,884
Cost of sales services and software	9,881	9,290	9,924	71,315

Cost of sales	140,330	146,252	151,766	454,199

Gross Profit	147,938	142,169	151,506	336,412

Operating expenses:
Selling and marketing	35,416	35,755	36,781	105,352
Research and development	22,857	23,710	25,225	79,311
General and administrative	28,391	26,321	24,741	58,761
Amortization of intangible assets	2,672	2,667	2,597	46,160
Acquisition costs	4,927	20,364	35,326	66,094
Exit and restructuring costs	267	287	(120)	5,573

Total operating expenses	94,530	109,104	124,550	361,251

Operating income (loss)	53,408	33,065	26,956	(24,839)

Other income (loss)
Investment income (loss)	421	379	(2,448)	934
Foreign exchange income (loss)	(292)	43	(83)	(8,427)
Gain (loss) on forward interest rate swap	0	(2,433)	185	(2,401)
Interest expense	(18)	(87)	(14)	(56,715)
Other, net	26	30	210	(1,271)

Total other income (loss)	137	(2,068)	(2,150)	(67,880)

Income (loss) before income taxes	53,545	30,997	24,806	(92,719)
Income tax (benefit)	11,939	3,440	9,861	(41,040)

Net income (loss)	$41,606	$27,557	$14,945	$(51,679)

Basic earnings per share:	$0.83	$0.54	$0.29	$(1.02)
Diluted earnings per share:	$0.82	$0.54	$0.29	$(1.02)

Basic weighted average shares outstanding	50,402	50,606	50,835	50,452
Diluted weighted average and equivalent shares outstanding	50,974	51,278	51,461	50,452

	2013
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Net Sales
Net sales of tangible products	$225,121	$239,909	$249,919	$269,583
Revenue from services and software	11,816	13,251	13,604	14,956

Total net sales	236,937	253,160	263,523	284,539

Cost of Sales
Cost of sales of tangible products	117,111	125,664	128,191	136,547
Cost of sales services and software	6,761	6,589	6,722	6,964

Cost of sales	123,872	132,253	134,913	143,511

Gross Profit	113,065	120,907	128,610	141,028

Operating expenses:
Selling and marketing	33,515	33,830	34,395	36,280
Research and development	21,858	23,201	22,376	23,712
General and administrative	25,277	24,053	22,452	24,434
Amortization of intangible assets	1,863	1,863	1,831	1,826
Acquisition costs	482	618	268	3,322
Exit and restructuring costs	1,895	1,101	519	2,375

Total operating expenses	84,890	84,666	81,841	91,949

Operating income	28,175	36,241	46,769	49,079

Other income (loss)
Investment income	677	473	550	666
Foreign exchange loss	(98)	(462)	(173)	209
Interest income (expense)	(47)	(9)	(11)	(30)
Other, net	57	1,473	6	282

Total other income	589	1,475	372	1,127

Income from continuing operations before income taxes	28,764	37,716	47,141	50,206
Income taxes	5,222	7,158	8,541	8,681

Income from continuing operations	23,542	30,558	38,600	41,525
Income from discontinued operations, net of tax	0	8	0	125

Net income	$23,542	$30,566	$38,600	$41,650

Basic earnings per share:
Income from continuing operations	$0.46	$0.60	$0.76	$0.83
Income from discontinued operations	0.00	0.00	0.00	0.00

Net Income	$0.46	$0.60	$0.76	$0.83

Diluted earnings per share:
Income from continuing operations	$0.46	$0.60	$0.76	$0.82
Income from discontinued operations	0.00	0.00	0.00	0.00

Net Income	$0.46	$0.60	$0.76	$0.82

Basic weighted average shares outstanding	50,980	50,990	50,590	50,289
Diluted weighted average and equivalent shares outstanding	51,366	51,283	50,924	50,666

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

Schedule II

Valuation and Qualifying Accounts

(Amounts in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions / (Recoveries)	Balance at End of Period
Valuation account for accounts receivable:
Year ended December 31, 2014	$453	$1,361	$745	$1,069
Year ended December 31, 2013	$669	$373	$589	$453
Year ended December 31, 2012	$1,560	$0	$891	$669

Valuation accounts for inventories:
Year ended December 31, 2014	$12,561	$6,415	$13,157	$5,819
Year ended December 31, 2013	$13,655	$8,473	$9,567	$12,561
Year ended December 31, 2012	$14,710	$6,758	$7,813	$13,655

See accompanying report of independent registered public accounting firm.

Index to Exhibits

2.1	(36)	Master Acquisition Agreement, dated as of April 14, 2014, between Zebra Technologies Corporation and Motorola Solutions, Inc.
2.2	(35)	Amendment No. 1 to Master Acquisition Agreement, dated October 24, 2014, between Zebra Technologies Corporation and Motorola Solutions, Inc.
2.3	(35)	Amendment No. 2 to Master Acquisition Agreement, dated October 26, 2014, between Zebra Technologies Corporation and Motorola Solutions, Inc.
2.4	(37)	Amendment No. 4 to Master Acquisition Agreement, dated February 9, 2015 between Zebra Technologies Corporation and Motorola Solutions, Inc.
2.5	(36)	Intellectual Property Agreement, dated as of April 14, 2014, between Zebra Technologies Corporation and Motorola Solutions, Inc.
2.6	(35)	Amendment No. 1 to Intellectual Property Agreement, dated as of October 27, 2014, between Zebra Technologies Corporation and Motorola Solutions, Inc.
2.7	(36)	Employee Matters Agreement, dated as of April 14, 2014, between Zebra Technologies Corporation and Motorola Solutions, Inc.
3.1(i)	(6)	Restated Certificate of Incorporation of the Company.
3.1(ii)	(33)	Amended and Restated By-laws of Zebra Technologies Corporation, as amended as of January 7, 2013.
4.1	(5)	Specimen stock certificate representing Class A Common Stock.
4.2	(34)	Indenture, dated as of October 15, 2014, between Zebra Technologies Corporation and U.S. Bank National Association, as trustee, relating to the 7.25% Senior Notes due 2022
4.3	(34)	Registration Rights Agreement, dated as of October 27, 2014, between Zebra Technologies Corporation and Morgan Stanley & Co., as representative of the initial purchasers
4.4	(35)	Supplemental Indenture, dated as of October 27, 2014, by and among Zebra Technologies Corporation, the guarantors and U.S. Bank National Association, as trustee, relating to the 7.25% Senior Notes due 2022
10.1	(7)	1997 Stock Option Plan. +
10.2	(8)	First Amendment to 1997 Stock Option Plan. +
10.3	(8)	Second Amendment to 1997 Stock Option Plan. +
10.4	(9)	Third Amendment to 1997 Stock Option Plan. +
10.5	(10)	Amendment No. Four to 1997 Stock Option Plan. +
10.6	(5)	Lease between the Company and Unique Building Corporation for the Company’s facility in Vernon Hills, Illinois.
10.7	(2)	Amendment to the lease between the Company and Unique Building Corporation for the Company’s facility in Vernon Hills, Illinois, dated April 1, 1993.
10.8	(2)	Amendment to the lease between the Company and Unique Building Corporation for the Company’s facility in Vernon Hills, Illinois, dated December 1, 1994.
10.9	(11)	Amendment to the lease between the Company and Unique Building Corporation for the Company’s facility in Vernon Hills, Illinois, dated June 1, 1996.
10.10	(11)	Amendment to the lease between the Company and Unique Building Corporation for the Company’s facility in Vernon Hills, Illinois, dated June 2, 1996.
10.11	(12)	Amendment to the lease between the Company and Unique Building Corporation for the Company’s facility in Vernon Hills, Illinois, dated as of July 1, 1999.
10.12	(13)	2002 Non-Employee Director Stock Option Plan. +
10.13	(13)	Amendment No. 1 to 2002 Non-Employee Director Stock Option Plan. +
10.14	(15)	Non-Qualified Stock Option Agreement between the Company and Anders Gustafsson dated September 4, 2007. +
10.15	(17)	Employment Agreement between the Company and Hugh Gagnier dated December 12, 2007. +
10.16	(14)	Amendment No. 1 to Employment Agreement between the Company and Hugh Gagnier dated December 30, 2008. +
10.17	(32)	Employment Agreement between the Company and Michael H. Terzich dated November 16, 2007. +
10.18	(16)	Employment Agreement between the Company and Phil Gerskovich dated November 16, 2007. +
10.19	(28)	Employment Agreement between Michael C. Smiley and the Company dated May 1, 2008. +
10.20	(14)	Form of Amendment No. 1 to Employment Agreement by and between the Company and each executive officer other than Messrs. Gustafsson and Gagnier, each dated December 30, 2008.+
10.21	(8)	Form of Stock Option Agreement under the 1997 Stock Option Plan for awards granted prior to February 6, 2006. +
10.22	(13)	Form of Stock Option Agreement under the 2002 Non-Employee Director Stock Option Plan for awards granted prior to February 6, 2006. +
10.23	(31)	Form of Amendment to outstanding Stock Option Agreements under the 2002 Non-Employee Director Stock Option Plan. +
10.24	(18)	Form of Stock Option Agreement under the 1997 Stock Option Plan for awards granted on or after February 6, 2006. +
10.25	(18)	Form of Stock Option Agreement under the 2002 Non-Employee Director Stock Option Plan for awards granted on or after February 6, 2006. +

10.26	(20)	Form of Stock Option Agreement under the 2006 Incentive Compensation Plan for awards granted prior to April 25, 2007. +
10.27	(21)	Form of Stock Option Agreement under the 2006 Incentive Compensation Plan for awards granted to executive officers on or after April 25, 2007 and prior to December 2, 2008. +
10.28	(25)	Form of indemnification agreement between Zebra Technologies Corporation and each director and executive officer. +
10.29	(29)	Form of Director Stock Option Agreement (1-Year Vesting) under the 2006 Incentive Compensation Plan for awards granted to directors on or after May 22, 2008 and prior to December 2, 2008. +
10.30	(29)	Form of Director Stock Option Agreement (4-Year Vesting) under the 2006 Incentive Compensation Plan for awards granted to directors on or after May 22, 2008 and prior to December 2, 2008. +
10.31	(31)	Form of Director Stock Option Agreement (1-Year Vesting) under the 2006 Incentive Compensation Plan for awards granted to directors on or after December 2, 2008. +
10.32	(31)	Form of Director Stock Option Agreement (4-Year Vesting) under the 2006 Incentive Compensation Plan for awards granted to directors on or after December 2, 2008. +
10.33	(31)	Amendment to outstanding Stock Option Agreements under the 2006 Incentive Compensation Plan, dated December 2, 2008. +
10.34	(31)	Form of Stock Option Agreement under the 2006 Incentive Compensation Plan for awards granted to executive officers on or after December 2, 2008. +
10.35	(26)	WhereNet Corp. 1997 Stock Option Plan. +
10.36	(26)	First Amendment to the WhereNet Corp. 1997 Option Plan. +
10.37	(27)	Manufacturing Services Agreement between Jabil Circuit, Inc. and the Company dated May 30, 2007 (portions of this exhibit have been omitted and have been filed separately with the Commission pursuant to a request for confidential treatment.)
10.38	(1)	Amendment to Manufacturing Services Agreement between Jabil Circuit, Inc. and Zebra Technologies Corporation dated May 30, 2007.
10.39	(30)	Purchase Agreement, dated as of September 30, 2014, between Zebra Technologies Corporation and Morgan Stanley & Co. LLC, as representative of the initial purchasers
10.40	(23)	2006 Incentive Compensation Plan. +
10.41	(31)	Amendment to the 2006 Incentive Compensation Plan dated December 2, 2008. +
10.42	(24)	2011 Long-Term Incentive Plan. +
10.43	(24)	2011 Short-Term Incentive Plan. +
10.44	(27)	2005 Executive Deferred Compensation Plan, as amended. +
10.45	(22)	Form of Amendment to Employment Agreement between Zebra Technologies Corporation and executive officers. +
10.46	(25)	Amended and Restated Employment Agreement between Zebra Technologies Corporation and Anders Gustafsson dated as of May 6, 2010. +
10.47	(25)	Letter Agreement between Zebra Technologies Corporation and Anders Gustafsson dated as of May 6, 2010. +
10.48	(25)	Form of 2010 – 2011 time-vested stock appreciation rights agreement for employees other than CEO. +
10.49	(25)	Form of 2010 – 2011 time-vested restricted stock agreement for employees other than CEO. +
10.50	(25)	Form of 2010 – 2011 performance-based restricted stock agreement for employees other than CEO. +
10.51	(25)	Form of 2010 time-vested stock appreciation rights agreement for CEO. +
10.52	(25)	Form of 2010 time-vested restricted stock agreement for CEO. +
10.53	(25)	Form of 2010 – 2011 performance-based restricted stock agreement for CEO. +
10.54	(25)	Form of 2009 time-vested stock appreciation rights agreement for non-employee directors. +
10.55	(25)	Form of 2010 time-vested stock appreciation rights agreement for non-employee directors. +
10.56	(3)	Form of 2011 time-vested stock appreciation rights agreement for non-employee directors. +
10.57	(19)	Form of 2012-14 time-vested stock appreciation rights agreement for employees other than CEO. +
10.58	(19)	Form of 2012-13 time-vested restricted stock agreement for employees other than CEO. +
10.59	(19)	Form of 2012-13 performance-based restricted stock agreement for employees other than CEO. +
10.60	(19)	Form of 2011-14 time-vested stock appreciation rights agreement for CEO. +
10.61	(19)	Form of 2011-14 time-vested restricted stock agreement for CEO. +
10.62	(19)	Form of 2012-13 performance-based restricted stock agreement for CEO. +
10.63	(19)	Form of 2012 stock appreciation rights agreement for non-employee directors. +
10.64	(4)	Form of May 2014 time-vested restricted stock agreement for employees other than CEO. +
10.65	(35)	Credit Agreement, dated October 27, 2014, by and among Zebra, the lenders and issuing banks party thereto, JPMorgan Chase Bank, N.A., and Morgan Stanley Senior Funding, Inc.
10.66		Form of 2014 performance-based restricted stock agreement for CEO. +
10.67		Form of 2014 performance-based restricted stock agreement for employees other than CEO. +
10.68		Form of November 2014 time-vested restricted stock agreement for employees other than CEO. +
21.1		Subsidiaries of the Company.

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a).
32.1	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial information from Zebra Technologies Corporation Annual Report on Form 10-K, for the year ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the consolidated balance sheets; (ii) the consolidated statements of earnings (loss); (iii) the consolidated statements of comprehensive income (loss); (iv) the consolidated statements of stockholders equity; (v) the consolidated statements of cash flows; and (vi) notes to consolidated financial statements.

(1)	Incorporated by reference from Annual Report on Form 10-K for the year ended December 31, 2010.
(2)	Incorporated by reference from Form 10-K for fiscal year ended December 31, 2006.
(3)	Incorporated by reference from Current Report on Form 8-K dated May 19, 2011.
(4)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended March 29, 2014.
(5)	Incorporated by reference from Registration Statement on Form S-1, File No. 33-41576.
(6)	Incorporated by reference from Current Report on Form 8-K dated August 1, 2012.
(7)	Incorporated by reference from Form 10-K for the fiscal year ended December 31, 1997.
(8)	Incorporated by reference from Registration Statement on Form S-8, File No. 333-63009.
(9)	Incorporated by reference from Registration Statement on Form S-8, File No. 333-84512.
(10)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended September 28, 2002.
(11)	Incorporated by reference from Form 10-K for the fiscal year ended December 31, 1996.
(12)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended April 1, 2000.
(13)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended June 29, 2002.
(14)	Incorporated by reference from Current Report on Form 8-K dated January 5, 2009.
(15)	Incorporated by reference from Current Report on Form 8-K dated on September 4, 2007.
(16)	Incorporated by reference from Current Report on Form 8-K filed on November 21, 2007.
(17)	Incorporated by reference from Current Report on Form 8-K filed on December 17, 2007.
(18)	Incorporated by reference from Current Report on Form 8-K filed on February 10, 2006.
(19)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.
(20)	Incorporated by reference from Current Report on Form 8-K filed on October 26, 2006.
(21)	Incorporated by reference from Current Report on Form 8-K filed on May 1, 2007.
(22)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended October 2, 2010.
(23)	Incorporated by reference from Current Report on Form 8-K filed on May 15, 2006.
(24)	Incorporated by reference from Proxy Statement dated April 15, 2011 for the 2011 Annual Meeting of Stockholders.
(25)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended April 3, 2010.
(26)	Incorporated by reference from Registration Statement on Form S-8 filed on January 25, 2007, File No. 333-140207.
(27)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended March 29, 2008.
(28)	Incorporated by reference from Current Report on Form 8-K filed on May 7, 2008.
(29)	Incorporated by reference from Current Report on Form 8-K filed on May 29, 2008.
(30)	Incorporated by reference from Current Report on Form 8-K dated September 30, 2014.
(31)	Incorporated by reference from Current Report on Form 8-K filed on December 8, 2008.
(32)	Incorporated by reference from Form 10-K for fiscal year ended December 31, 2008.
(33)	Incorporated by reference from Current Report on Form 8-K dated January 7, 2013.
(34)	Incorporated by reference from Current Report on Form 8-K dated October 15, 2014
(35)	Incorporated by reference from Current Report on Form 8-K dated October 24, 2014
(36)	Incorporated by reference from Current Report on Form 8-K dated April 14, 2014
(37)	Incorporated by reference from Current Report on Form 8-K dated February 9, 2015

+	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.