Form 10-Q
period 2015-04-04
ZEBRA TECHNOLOGIES CORP
filed 2015-05-14
CIK 877212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 000-19406

Zebra Technologies Corporation

(Exact name of registrant as specified in its charter)

Delaware	36-2675536
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Overlook Point, Lincolnshire, IL 60069

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

As of May 1, 2015, there were 51,725,074 shares of Class A Common Stock, $.01 par value, outstanding.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

QUARTER ENDED APRIL 4, 2015

PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share amounts)

	April 4, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$329,534	$393,950
Investments and marketable securities	0	24,385
Accounts receivable, net	637,953	670,402
Inventories, net	405,469	394,176
Deferred income taxes	116,707	122,772
Income tax receivable	60,340	12,988
Prepaid expenses and other current assets	68,971	53,377

Total current assets	1,618,974	1,672,050

Property and equipment at cost, less accumulated depreciation and amortization	270,228	255,092
Goodwill	2,482,528	2,489,510
Other intangibles, net	961,704	1,029,293
Debt issuance cost	28,919	29,785
Other assets	92,277	93,121

Total assets	$5,454,630	$5,568,851

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$284,730	$326,524
Accrued liabilities	371,106	421,070
Deferred revenue	225,112	196,213
Current portion of long-term debt	0	7,522
Income taxes payable	14,903	4,518

Total current liabilities	895,851	955,847
Long-term debt	3,144,177	3,182,962
Long-term deferred tax liability	192,544	199,853
Long-term deferred revenue	107,687	115,847
Other long-term liabilities	88,373	74,434

Total liabilities	4,428,632	4,528,943

Stockholders’ equity:
Preferred Stock, $.01 par value; authorized 10,000 shares; issued 0 shares	0	0
Class A Common Stock, $.01 par value; authorized 150,000 shares; issued 72,152 shares	722	722
Additional paid-in capital	160,305	147,090
Treasury stock at cost, 20,322 and 20,498 shares, respectively	(629,403)	(634,664)
Retained earnings	1,510,010	1,535,307
Accumulated other comprehensive loss	(15,636)	(8,547)

Total stockholders’ equity	1,025,998	1,039,908

Total liabilities and stockholders’ equity	$5,454,630	$5,568,851

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended
	April 4, 2015	March 29, 2014
Net sales:
Net sales of tangible products	$755,322	$261,892
Revenue from services and software	137,862	26,376

Total net sales	893,184	288,268

Cost of sales:
Cost of sales of tangible products	385,370	130,449
Cost of services and software	98,292	9,881

Total cost of sales	483,662	140,330

Gross profit	409,522	147,938

Operating expenses:
Selling and marketing	122,106	35,416
Research and development	96,417	22,857
General and administrative	66,136	28,391
Amortization of intangible assets	67,589	2,672
Acquisition and integration costs	26,331	4,927
Exit and restructuring costs	11,169	267

Total operating expenses	389,748	94,530

Operating income	19,774	53,408

Other income (expense):
Investment income (loss) gain	(197)	421
Foreign exchange loss	(27,191)	(292)
Forward interest rate swaps gain	1,689	0
Interest expense	(50,965)	(18)
Other, net	(1,273)	26

Total other (expense) income	(77,937)	137

(Loss) income before income taxes	(58,163)	53,545
Income tax (benefit) expense	(32,866)	11,939

Net (loss) income	$(25,297)	$41,606

Basic (loss) earnings per share	$(0.50)	$0.83
Diluted (loss) earnings per share	$(0.50)	$0.82
Basic weighted average shares outstanding	50,667	50,402
Diluted weighted average and equivalent shares outstanding	50,667	50,974

See accompanying notes to consolidated financial statements

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Amounts in thousands)

(Unaudited)

	Three Months Ended
	April 4, 2015	March 29, 2014
Net (loss) income	$(25,297)	$41,606
Other comprehensive income (loss):
Unrealized gain on anticipated sales hedging transactions, net of tax	1,690	613
Unrealized loss on forward interest rate swaps hedging transactions, net of tax	(7,051)	0
Unrealized holding (loss) gain on investments, net of taxes	(16)	148
Foreign currency translation adjustment	(1,712)	(167)

Comprehensive (loss) income	$(32,386)	$42,200

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Three Months Ended
	April 4, 2015	March 29, 2014
Cash flows from operating activities:
Net (loss) income	$(25,297)	$41,606
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	79,703	9,003
Amortization of debt issuance cost and discount	4,559	0
Share-based compensation	8,796	2,966
Excess tax benefit from share-based compensation	(1,492)	(395)
Deferred income taxes	(199)	18
Unrealized gain on forward interest rate swaps	(1,689)	0
All other, net	(144)	12
Changes in assets and liabilities, net of businesses acquired:
Accounts receivable, net	28,232	(4,793)
Inventories, net	(24,656)	1,663
Other assets	(13,330)	2,419
Accounts payable	(27,075)	(2,435)
Accrued liabilities	10,027	(9,670)
Deferred revenue	29,424	682
Income taxes	(33,393)	8,146
Other operating activities	2,130	533

Net cash provided by operating activities	35,596	49,755

Cash flows from investing activities:
Purchases of property and equipment	(25,522)	(2,374)
Acquisition of businesses, net of cash acquired	(48,805)	0
Proceeds from sale of long-term investments	1,748	0
Purchases of long-term investments	(168)	(405)
Purchases of investments and marketable securities	(739)	(151,817)
Maturities of investments and marketable securities	0	15,996
Proceeds from sales of investments and marketable securities	25,108	72,206

Net cash used in investing activities	(48,378)	(66,394)

Cash flows from financing activities:
Payment of debt	(50,000)	0
Proceeds from exercise of stock options and stock purchase plan purchases	8,199	4,936
Excess tax benefit from share-based compensation	1,492	395

Net cash (used in) provided by financing activities	(40,309)	5,331

Effect of exchange rate changes on cash	(11,325)	(95)

Net decrease in cash and cash equivalents	(64,416)	(11,403)
Cash and cash equivalents at beginning of period	393,950	62,827

Cash and cash equivalents at end of period	$329,534	$51,424

Supplemental disclosures of cash flow information:
Income taxes paid, net	$4,841	$3,304
Interest paid	26,706	0

See accompanying notes to consolidated financial statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Basis of Presentation

Management prepared these unaudited interim consolidated financial statements for Zebra Technologies Corporation and subsidiaries (“Zebra”) according to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. These financial statements do not include all of the information and footnotes required by United States generally accepted accounting principles (“GAAP”) for complete financial statements. Therefore, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in Zebra’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

These interim financial statements include all adjustments (of a normal, recurring nature) necessary to present fairly Zebra’s consolidated financial position as of April 4, 2015, consolidated statements of operations, consolidated statements of comprehensive income (loss) and consolidated statements of cash flows for the three months ended April 4, 2015 and March 29, 2014. These results, however, are not necessarily indicative of results for the full year.

Reclassifications: Prior-period amounts differ from amounts previously reported because certain immaterial amounts in the prior years’ financial statements have been reclassified to conform to the current year’s presentation.

Note 2 – Recently Issued Accounting Pronouncement

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2015-03 “Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” This guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this ASU. This standard is effective for annual periods beginning after December 15, 2015 and interim periods within those annual periods. Management is assessing the impact of adoption on its consolidated financial statements.

In May 2014, the FASB issued update 2014-09, ASC 606, Revenue from Contracts with Customers. This guidance is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. This standard is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. In April 2015, the FASB issued an exposure draft that would delay by one year the effective date of its new revenue recognition standard; comments are due by May 29, 2015. Management is assessing the impact of adoption on its consolidated financial statements.

Note 3 Business Combinations

On October 27, 2014, Zebra completed its acquisition of the Enterprise Business (“Enterprise”) from Motorola Solutions Inc. (“MSI”) for a purchase price of $3.45 billion (the “Acquisition”). This transaction positions Zebra as a leading technology innovator, with the accelerating convergence of mobility, data analytics and cloud computing. It will enable Zebra to further sharpen its strategic focus on providing mission-critical solutions for its customers. Certain assets and liabilities historically associated with the Enterprise business were retained by MSI, including MSI’s iDEN infrastructure business. The Acquisition was pursuant to the Master Acquisition Agreement dated April 14, 2014, as amended (the “Master Acquisition Agreement”) and was structured as a combination of stock and asset acquisitions and a merger of certain US entities, resulting in 100% ownership of Enterprise.

Zebra financed the Acquisition through a combination of cash on hand and borrowings of $3.25 billion (the “Indebtedness”), including the sale of 7  1⁄4% senior notes due 2022 with an aggregate principal amount of $1.05 billion (the “Notes”) and a new credit agreement with various lenders that provided a term loan of $2.2 billion (the “Term Loan”) due 2021. See Note 13 Long Term Debt footnote. Consideration was paid in the form of cash to MSI in the amount of $3.45 billion, including working capital adjustments.

The allocations of the purchase price for the Acquisition have been prepared on a preliminary basis based on third-party valuations and changes to these allocations may occur as additional information becomes available. We are in the process of evaluating third-party valuations related to the fair value of our tangible and intangible assets, in addition to determining and recording the tax effects of the transaction to include all assets and liabilities at fair value. Acquired goodwill represents the premium paid over the fair value of the net tangible and intangible assets acquired. Zebra paid this premium for a number of reasons, including acquiring an experienced workforce and enhancing technology capabilities as further described above.

During the first quarter of 2015, Zebra adjusted certain preliminary values. The fair value adjustments are reflected in the table below and primarily result in an increase of $0.9 million in assets and a decrease of $6.1 million in liabilities and a corresponding decrease to goodwill of $7.0 million.

Also, additional consideration of $48.8 million was paid to MSI in relation to the opening the cash balance. The income statement impact relating to these fair value adjustments is not significant.

The following table summarizes the preliminary estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition (in thousands):

Cash and cash equivalents	$101,441
Accounts receivable (1)	436,577
Inventories	261,366
Deferred income taxes, current	113,745
Other current assets	22,061
Property and equipment	125,846
Intangible assets	1,014,421
Other non-current assets	49,592
Deferred revenue	(172,161)
Tax liabilities	(9,410)
Other current liabilities (2)	(366,453)
Long-term deferred revenue	(102,424)
Unrecognized tax benefits	(9,526)
Other non-current liabilities	(24,884)
Deferred income taxes	(219,712)

Total identifiable net assets	$1,220,479

(1)	Based on the preliminary purchase price allocations, accounts receivable estimated fair value is $436.6 million and gross contractual value of $457.4 million. The difference represents Zebra’s best estimate of the contractual cash flows that will not be collected.
(2)	Other current liabilities include accounts payable, customer reserves, and employee compensation and related benefits

On a preliminary basis pending the receipt of final valuations, the purchase price was allocated to identifiable tangible and intangible assets acquired and liabilities assumed based on their estimated fair values resulting in goodwill of $2.329 billion.

Currently, the entire goodwill is assigned to the Enterprise segment. The final assignment of goodwill to reporting units has not been completed as of the date these financial statements are issued.

Note 4 – Fair Value Measurements

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

In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. In addition we consider counterparty credit risk in the assessment of fair value.

Financial assets and liabilities carried at fair value as of April 4, 2015, are classified below (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Forward contracts (1)	$3,794	$10,280	$0	$14,074
Money market investments related to the deferred compensation plan	7,254	0	0	7,254

Total assets at fair value	$11,048	$10,280	$0	$21,328

Liabilities:
Forward interest rate swap contracts (2)	$0	$26,762	$0	$26,762
Liabilities related to the deferred compensation plan	7,254	0	0	7,254

Total liabilities at fair value	$7,254	$26,762	$0	$34,016

Financial assets and liabilities carried at fair value as of December 31, 2014, are classified below (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
U.S. government and agency securities	$10,720	$0	$0	$10,720
Obligations of government-sponsored enterprises (3)	0	705	0	705
State and municipal bonds	0	5,179	0	5,179
Corporate securities	0	7,781	0	7,781

Investments subtotal	10,720	13,665	0	24,385
Forward contracts (1)	2,039	7,279	0	9,318
Money market investments related to the deferred compensation plan	6,008	0	0	6,008

Total assets at fair value	$18,767	$20,944	$0	$39,711

Liabilities:
Forward interest rate swap contracts (2)	$0	$16,718	$0	$16,718
Liabilities related to the deferred compensation plan	6,008	0	0	6,008

Total liabilities at fair value	$6,008	$16,718	$0	$22,726

1)	The fair value of forward contracts is calculated as follows:

a.	Fair value of a collar or put option contract associated with forecasted sales hedges is calculated using bid and ask rates for similar contracts.

b.	Fair value of regular forward contracts associated with forecasted sales hedges is calculated using the period-end exchange rate adjusted for current forward points.

c.	Fair value of balance sheet hedges is calculated at the period end exchange rate adjusted for current forward points unless the hedge has been traded but not settled at period end. If this is the case, the fair value is calculated at the rate at which the hedge is being settled.

2)	The fair value of forward interest rate swap contracts is based upon a valuation model that uses relevant observable market inputs at quoted intervals, such as forward yield curves, and is adjusted for Zebra’s own credit risk and the interest rate swap terms.

3)	Includes investments in notes issued by the Federal Home Loan Mortgage Corporation and the Federal Home Loan Bank.

The following is a summary of investments (in thousands):

	As of December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government and agency securities	$10,720	$0	$0	$10,720
Obligations of government-sponsored enterprises	705	0	0	705
State and municipal bonds	5,156	27	(4)	5,179
Corporate securities	7,779	12	(10)	7,781

Total investments	$24,360	$39	$(14)	$24,385

The carrying value for Zebra’s financial instruments classified as current assets (other than short-term investments) and current liabilities approximate fair value due to their short maturities.

Note 5 – Accounts Receivable

The components of accounts receivable are as follows (in thousands):

	As of
	April 4, 2015	December 31, 2014
Gross Accounts receivable	$639,873	$671,471
Accounts receivable reserves	(1,920)	(1,069)

Accounts receivable, net	$637,953	$670,402

Note 6 – Inventories

The components of inventories are as follows (in thousands):

	As of
	April 4, 2015	December 31, 2014
Raw material	$157,271	$139,647
Work in process	472	476
Finished goods	256,973	259,872

Inventories, gross	414,716	399,995
Inventory reserves	(9,247)	(5,819)

Inventories, net	$405,469	$394,176

Note 7 – Goodwill and Other Intangible Assets

In 2014, we acquired intangible assets in the amount of $1.014 billion for developed technology, customer relationships and trade names associated with the Acquisition. These intangible assets have an estimated useful life ranging from 1 to 15 years. See Note 3 Business Combinations for specific information regarding the Acquisition.

Intangible assets are as follows (in thousands):

	As of
	April 4, 2015	December 31, 2014
Current technology	$23,201	$23,201
Trade names	40,300	40,300
Unpatented technology	280,000	280,000
Patents and patent rights	244,569	244,569
Customer relationships	532,591	532,591
Accumulated amortization	(158,957)	(91,368)

Other intangibles, net	$961,704	$1,029,293

Amortization of intangibles assets was $67.6 million and $2.7 million for the three months ended April 4, 2015 and March 29, 2014 respectively.

In 2014, we acquired goodwill in the amount of $2.329 billion, see Note 3 Business Combinations for specific information regarding the Acquisition.

Note 8 Other Assets

Other assets consist of the following (in thousands):

	As of
	April 4, 2015	December 31, 2014
Investments related to the deferred compensation plan	$7,254	$6,008
Long-term investments	30,180	31,759
Other long-term assets	23,163	22,652
Long-term trade receivable	15,888	16,985
Long-term notes receivable	14,231	14,231
Deposits	1,561	1,486

Total	$92,277	$93,121

The long-term investments are primarily in venture capital backed technology companies and our ownership interest is between 2.0% to 8.3%.

Note 9 Accrued Liabilities

The components of accrued liabilities are as follows (in thousands):

	As of
	April 4, 2015	December 31, 2014
Accrued payroll	$55,201	$73,582
Accrued warranty	26,913	24,666
Accrued taxes	6,928	11,446
Interest payable	54,207	34,727
Amount owed to seller	0	48,806
Customer reserves	54,977	39,201
Accrued other expenses	172,880	188,642

Total accrued liabilities	$371,106	$421,070

Note 10 – Costs Associated with Exit and Restructuring Activities

During the first quarter 2015, Zebra incurred exit and restructuring costs resulting from organizational design changes primarily related to the Acquisition as follows (in thousands):

Type of Cost	Costs incurred for the three months ended April 4, 2015	Total costs incurred as of April 4, 2015	Total costs expected to be incurred
Severance, stay bonuses, and other employee-related expenses	$11,097	$11,097	$11,097
Professional services	72	72	72

Total	$11,169	$11,169	$11,169

Exit and restructuring charges for the three months ended April 4, 2015 were $1.5 million and $9.7 million for the Legacy Zebra segment and Enterprise segment, respectively. Additional costs to be incurred in connection with this program are not expected to be significant.

As of December 31, 2014, we have incurred the following exit and restructuring costs related to the 2014 organization design changes, Location Solutions business management structure and manufacturing operations relocation and restructuring (in thousands):

Type of Cost	Cost incurred through December 31, 2013	Costs incurred for the twelve months ended December 31, 2014	Total costs incurred as of December 31, 2014	Total costs expected to be incurred
Severance, stay bonuses, and other employee-related expenses	$6,650	$5,991	$12,641	$12,641
Professional services	180	16	196	196
Relocation and transition costs	20	0	20	20

Total	$6,850	$6,007	$12,857	$12,857

A rollforward of the exit and restructuring accruals is as follows (in thousands):

	Three Months Ended
	April 4, 2015	March 29, 2014
Balance at the beginning of period	$6,830	$1,252
Charged to earnings	11,169	267
Cash paid	(9,758)	(1,190)

Balance at the end of period	$8,241	$329

Liabilities related to exit and restructuring activities are included in accrued liabilities.

Note 11 – Derivative Instruments

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

In addition, we have exposure to market risk for changes in interest rates resulting from the variable interest payments on the term facility that was used to fund the Acquisition. We entered into forward interest rate swaps to hedge the interest rate risk associated with the Term Loan.

The fair value of the forward starting interest rate swap contracts is estimated using market quoted forward interest rates for the London Interbank Offered Rate “LIBOR” at the balance sheet date and the application of such rates subject to the interest rate swap terms. In accordance with ASC 815, Derivative and Hedging we recognize derivative instruments as either assets or liabilities on the balance sheet and measure them at fair value. Gains and losses resulting from changes in fair value are accounted for depending on the use of the derivative and whether it is designated as and qualifies for hedge accounting.

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

Summary financial information related to these activities included in our consolidated statements of operations as other income (expense) is as follows (in thousands):

	Three Months Ended
	April 4, 2015	March 29, 2014
Realized gains from foreign exchange derivatives	$1,100	$25
Loss on net foreign currency assets	(28,291)	(317)

Foreign exchange (loss)	$(27,191)	$(292)

	As of
	April 4, 2015	December 31, 2014
Notional balance of outstanding contracts:
Pound/US dollar	£6,643	£4,574
Euro/US dollar	€40,852	€40,218
Net fair value of outstanding contracts	$259	$250

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

Summary financial information related to the cash flow hedges is as follows (in thousands):

	As of
	April 4, 2015	March 29, 2014
Change in unrealized gains on anticipated sales hedging:
Gross	$2,112	$780
Income tax expense	422	167

Net	$1,690	$613

Summary financial information related to the cash flow hedges of future revenues follows (in thousands, except percentages):

	As of
	April 4, 2015	December 31, 2014
Notional balance of outstanding contracts versus the dollar	€90,306	€88,969
Hedge effectiveness	100%	100%

	Three Months Ended
	April 4, 2015	March 29, 2014
Net gains (losses) included in revenue	$6,435	$(971)

Forward Contracts

We record our forward contracts at fair value on our consolidated balance sheet as a current asset or current liability, depending upon the fair value calculation as detailed in Note 4 of Zebra’s consolidated financial statements. The amounts recorded on our consolidated balance sheet are as follows (in thousands):

	As of
	April 4, 2015	December 31, 2014
Assets:
Prepaid expenses and other current assets	$14,074	$9,318

Total	$14,074	$9,318

Forward Interest Rate Swaps

The forward interest rate swaps hedge the interest rate risk associated with the variable interest payments on our Term Loan that was used to fund the Acquisition.

In June 2014, we entered into a commitment letter for a new variable rate credit facility to fund the Acquisition and we also entered into two tranches of floating-to-fixed forward interest rate swaps (“Original Swaps”). These Original Swaps were used to economically hedge interest rate risk associated with the variable rate commitment until July 30, 2014, and as such, changes in their fair value were recognized in earnings in other income (expense). Effective July 30, 2014, the Original Swaps were designated as cash flow hedges of interest rate exposure associated with variability in future cash flows on the variable rate commitment. On October 27, 2014, the variable rate commitment was funded and we entered into a Term Loan that accrues interest at a variable rate of LIBOR (subject to a floor of 0.75% per annum) plus a margin of 4.0%. On October 30, 2014, we discontinued hedge accounting for the Original Swaps due to the syndication of the Original Swaps to a group of commercial banks (“Syndicated Swaps”), which resulted in their termination. The changes in fair value of the Original Swaps between July 30, 2014 and their termination were included in other comprehensive income (loss), and any ineffectiveness was insignificant. The amounts included in other comprehensive income (loss) will be amortized to earnings in other income (expense) as the interest payments under the Term Loan affect earnings. The Syndicated Swaps were not designated as hedges and the changes in fair value are recognized in earnings in other income (expense).

On November 20, 2014 we entered into additional floating-to-fixed forward starting interest rate swaps (“New Swaps”) and designated these as cash flow hedges of interest rate exposure associated with variability in future cash flows on our Term Loan. To offset the impact to earnings of the changes in fair value of the Syndicated Swaps, we also entered into fixed-to-floating forward starting interest rate swaps (“Offsetting Swaps”), which were not designated in a hedging relationship and the changes in the fair value are recognized in earnings in other income (expense). Changes in fair value of the New Swaps that are designated as cash flow hedges and are effective at offsetting variability in the future cash flows on our Term Loan are recognized in other comprehensive income (loss). Ineffectiveness is immediately recognized in earnings.

The location of the forward interest rate swaps designated in a hedge relationship is as follows (in thousands):

	As of
	April 4, 2015	December 31, 2014
Liabilities:
Other long-term liabilities	$13,904	$2,170

Total	$13,904	$2,170

The interest rate swap designated in a hedging relationship is highly effective.

The forward interest rate swaps not designated in a hedging relationship are recorded in a net liability position of $12.9 million in the Consolidated Balance Sheets.

The gross and net amounts offset at April 4, 2015 were as follows (in thousands):

	Gross Fair Value	Counterparty Offsetting	Net Fair Value in the Consolidated Balance Sheets
Counterparty A	$11,543	$5,862	$5,681
Counterparty B	3,697	1,140	2,557
Counterparty C	4,221	1,422	2,799
Counterparty D	7,962	2,760	5,202
Counterparty E	4,058	1,343	2,715
Counterparty F	4,103	1,377	2,726
Counterparty G	5,082	0	5,082

Total	$40,666	$13,904	$26,762

The volume of the forward interest rate swaps, New Swaps, designated in a hedge relationship is as follows (in thousands):

	As of
	April 4, 2015	December 31, 2014
Notional balance of outstanding contracts	$3,339,000	$3,339,000

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

Year 2015	$1,010,000
Year 2016	697,000
Year 2017	544,000
Year 2018	544,000
Year 2019	272,000
Year 2020	272,000

Notional balance of outstanding contracts	$3,339,000

The gain (loss) recognized on the forward interest rate swaps not designated in a hedge relationship is as follows (in thousands):

	Three Months Ended
	April 4, 2015	March 29, 2014
Gain on forward interest-rate swaps	$1,689	$0

The gain (loss) recognized in other comprehensive income (loss) on the forward interest rate swaps designated in a hedging relationship is as follows (in thousands):

	As of
	April 4, 2015	March 29, 2014
Change in unrealized loss on forward interest rate swap hedging:
Gross	$(11,734)	$0
Income tax (benefit)	(4,683)	0

Total	$(7,051)	$0

No gain (loss) was reclassified from accumulated other comprehensive income (loss) into earnings on the forward interest rate swaps designated in a hedging relationship during the three month periods ended April 4, 2015 and March 29, 2014.

At April 4, 2015, we expect that approximately $6.0 million in losses on the forward interest rate swaps designated in a hedging relationship will be reclassified from accumulated other comprehensive loss into earnings during the next 4 quarters.

Note 12 – Warranty

In general, Zebra provides warranty coverage of one year on mobile computing products and WLAN products. Advanced data capture products are warranted from 1-5 years, depending on the product. Printers are warranted for one year against defects in material and workmanship. Thermal printheads are warranted for six months and batteries are warranted for one year. Battery based products, such as location tags, are covered by a 90-day warranty. A provision for warranty expense is recorded at the time of sale and is adjusted quarterly based on historical warranty experience.

The following table is a summary of Zebra’s accrued warranty obligation (in thousands):

	Three Months Ended
	April 4, 2015	March 29, 2014
Balance at the beginning of period	$24,666	$4,125
Warranty expense	8,652	1,510
Warranty payments	(6,405)	(1,673)

Balance at the end of period	$26,913	$3,962

Note 13 – Long-Term Debt

The following table summarizes the carrying value of our debt (in thousands):

	As of
	April 4, 2015	December 31, 2014
Senior Notes	$1,050,000	$1,050,000
Term loan	2,150,000	2,200,000
Less unamortized discounts	(55,823)	(59,516)

Total outstanding debt	3,144,177	3,190,484
Current maturities of long-term debt	0	16,500
Less: current portion of unamortized discounts	0	(8,978)

Total short-term debt	0	7,522

Long-term debt, less current maturities	$3,144,177	$3,182,962

The estimated fair value of our long-term debt approximated $3.3 billion at April 4, 2015 and December 31, 2014. These fair value amounts represent the estimated value at which our lenders could trade our debt within the financial markets and does not represent the settlement value of these long-term debt liabilities to us. The fair value of the long-term debt will continue to vary each period based on fluctuations in market interest rates, as well as changes to our credit ratings. This methodology resulted in a Level 2 classification in the fair value hierarchy.

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

The Indenture covering the Senior Notes contains certain various restrictive and affirmative covenants. In addition, the Senior Notes are guaranteed jointly and severally, on a senior and unsecured basis by Zebra’s direct and indirect wholly-owned existing and future domestic restricted subsidiaries, subject to certain exceptions.

Credit Facilities

On October 27, 2014, Zebra entered into a new credit agreement which provides for a term loan of $2.2 billion (“Term Loan”) and a revolving credit facility of $250.0 million (“Revolving Credit Facility”). Borrowings under the Term Loan bear interest at a variable rate plus an applicable margin, subject to an all-in floor of 4.75%. As of April 4, 2015, the Term Loan interest rate was 4.75%. Interest payments are payable quarterly, starting January 27, 2015. Zebra has entered into interest rate swaps to manage interest rate risk on its long-term debt. See Note 11 Derivative Instruments.

The credit agreement requires Zebra to prepay the Term Loan and Revolving Credit Facility, under certain circumstances or transactions defined in the credit agreement. Also, Zebra may make optional prepayments of the Term Loans, in whole or in part, without premium or penalty. Zebra made such optional principal prepayments of $50.0 million and $30.0 million on March 15, 2015 and May 13, 2015 respectively. Unless satisfied by further optional prepayments Zebra is required to make scheduled quarterly principal payments of $5.5 million beginning March 31, 2019, with the balance of $2.1 billion due on October 27, 2021.

The Revolving Credit Facility is available for working capital and other general corporate purposes including letters of credit. The amount (including letters of credit) shall not exceed $250.0 million. As of April 4, 2015, Zebra had established letters of credit amounting to $3.1 million, which reduced funds available for other borrowings under the agreement to $246.9 million. The Revolving Credit Facility will mature and the commitments thereunder will terminate on October 27, 2019.

Borrowings under the Revolving Credit Facility bear interest at a variable rate plus an applicable margin. As of April 4, 2015, the Revolving Credit Facility interest rate was 3.25%. Interest payments are payable quarterly. As of April 4, 2015 and December 31 2014, Zebra did not have any borrowings against the Revolving Credit Facility.

The Credit Facilities contains various restrictive and affirmative covenants and are collateralized by a security interest in substantially all of Zebra’s assets as defined in the security agreement and guaranteed by its direct and indirect wholly-owned existing and future domestic restricted subsidiaries, subject to certain exceptions.

Note 14 – Contingencies

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

Note 15 – Earnings (Loss) Per Share

Earnings (loss) per share were computed as follows (in thousands, except per share amounts):

	Three Months Ended
	April 4, 2015	March 29, 2014
Weighted average shares:
Weighted average common shares outstanding	50,667	50,402
Effect of dilutive securities outstanding	0	572

Diluted weighted average shares outstanding	50,667	50,974

Basic per share amounts:
Net (loss) income	$(25,297)	$41,606
Weighted average common shares outstanding	50,667	50,402
Per share amount	$(0.50)	$0.83
Diluted per share amounts:
Net (loss) income	$(25,297)	$41,606
Diluted weighted average shares outstanding	50,667	50,974
Per share amount	$(0.50)	$0.82

Potentially dilutive securities that were excluded from the earnings per share calculation consist of stock options and stock appreciation rights (SARs) with an exercise price greater than the average market closing price of the Class A common stock. These excluded options and SARs were as follows:

	Three Months Ended
	April 4, 2015	March 29, 2014
Potentially dilutive shares	0	0

Note 16 – Equity-Based Compensation

Zebra has an equity-based compensation plan and an employee stock purchase plan under which shares of our common stock were available for future grants and sales. Zebra recognizes compensation costs using the straight-line method over the vesting period upon grant of up to 5 years.

Pre-tax equity-based compensation expense recognized in income was $8.8 million and $3.0 million for the three month periods ending April 4, 2015 and March 29, 2014, respectively. Tax related benefits of $3.1 million and $1.0 million were also recognized for the three month periods ending April 4, 2015 and March 29, 2014, respectively.

The company issued 175,261 and 123,019 shares in connection with stock based compensation and employee stock purchase programs during the three months ended April 4, 2015 and March 29, 2014 respectively.

The fair value of equity-based compensation is estimated on the date of grant using a binomial model. Volatility is based on an average of the implied volatility in the open market and the annualized volatility of Zebra stock prices over our entire stock history. Stock option grants in the table below include both stock options, all of which were non-qualified, and stock appreciation rights (SARs) that will be settled in Zebra stock. Restricted stock grants are valued at the market closing price on the grant date. The following table shows the weighted-average assumptions used for grants of SARs as well as the fair value of the grants based on those assumptions:

	Three Months Ended
	April 4, 2015	March 29, 2014
Expected dividend yield	0%	0%
Forfeiture rate	10.32%	10.31%
Volatility	34.92%	32.00%
Risk free interest rate	1.73%	0.82%
Range of interest rates	0.02% - 2.61%	0.02% - 1.78%
Expected weighted-average life	5.36 years	5.42 years
Fair value of SARs granted	$70,234	$85,149
Weighted-average grant date fair value of SARs granted (per underlying share)	$28.82	$65.75

Stock option activity was as follows:

	Three Months Ended April 4, 2015
Options	Shares	Weighted-Average Exercise Price	Weighted-Average remaining contractual term	Aggregate Intrinsic Value
Outstanding at beginning of year	415,960	$40.19
Exercised	(133,981)	44.36
Expired	(1,550)	51.62

Outstanding at end of period	280,429	$38.13	2.5 Years	$13.6 million

Exercisable at end of period	280,429	$38.13	2.5 Years	$13.6 million

Intrinsic value of exercised options	$5,709,000

SARs activity was as follows:

	Three Months Ended April 4, 2015
SARs	Shares	Weighted-Average Exercise Price	Weighted-Average remaining contractual term	Aggregate Intrinsic Value
Outstanding at beginning of year	1,292,142	$42.20
Granted	2,437	85.82
Exercised	(32,159)	34.34
Forfeited	(3,569)	50.62

Outstanding at end of period	1,258,851	$42.46	6.8 years	$55.6 million

Exercisable at end of period	556,517	$32.99	5.8 years	$29.9 million

Intrinsic value of exercised SARs	$1,688,000

Restricted stock award activity was as follows:

	Three Months Ended April 4, 2015
Restricted Stock Awards	Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of year	691,621	$60.06
Granted	2,053	85.82
Released	(4,239)	42.56
Forfeited	(12,437)	71.82

Outstanding at end of period	676,998	$60.06

Performance share award activity was as follows:

	Three Months Ended April 4, 2015
Performance Share Awards	Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of year	374,180	$61.53
Released	1,703	85.82
Forfeited	(3,530)	73.07

Outstanding at end of period	372,353	$61.53

Restricted stock unit activity was as follows:

Three Months Ended April 4, 2015
Restricted Stock Units	Shares
Outstanding at beginning of year	41,964
Released	(34)
Forfeited	(1,305)

Outstanding at end of period	40,625

Performance stock unit activity was as follows:

Three Months Ended April 4, 2015
Performance Stock Units	Shares
Outstanding at beginning of year	10,345
Forfeited	(680)

Outstanding at end of period	9,665

As of April 4, 2015 total unearned compensation costs related to Zebra’s equity based compensation plans was $45.7 million which will be amortized over the weighted average remaining service period of 1.7 years.

The fair value of the purchase rights issued to Zebra employees under the stock purchase plan is estimated using the following weighted-average assumptions for purchase rights granted. Expected lives of three months to one year have been used along with these assumptions.

	Three Months Ended
	April 4, 2015	March 29, 2014
Fair market value	$77.41	$54.08
Option price	$73.54	$51.38
Expected dividend yield	0%	0%
Expected volatility	23%	33%
Risk free interest rate	0.04%	0.07%

Note 17 – Income Taxes

In the first quarter of 2015 we recognized a tax benefit of $32.9 million compared to a tax provision of $11.9 million for the corresponding period in the prior year. Zebra’s effective tax rates were 56.5% and 22.3% as of April 4, 2015 and March 29, 2014, respectively. Zebra’s effective tax rate was higher than the statutory rate of 35% in 2015 primarily due to pre-tax losses in the Unites States and pre-tax income in various non-US jurisdictions. Zebra’s effective tax rate in 2014 benefited from lower taxes on income in various non-US jurisdictions.

Note 18 – Other Comprehensive Income

Stockholders’ equity includes certain items classified as accumulated other comprehensive income (AOCI), including:

•	Unrealized gains (losses) on anticipated sales hedging transactions relate to derivative instruments used to hedge the currency exchange rates for forecasted euro sales. These hedges are designated as cash flow hedges, and we have deferred income statement recognition of gains and losses until the hedged transaction occurs. See Note 11 for more details.
•	Unrealized gains (losses) on forward interest rate swap hedging transactions refer to the hedging of the interest rate risk associated with the variable rate commitment entered into for the Acquisition. See Note 11 for more details.
•	Unrealized gains (losses) on investments are deferred from income statement recognition until the gains or losses are realized.
•	Foreign currency translation adjustment relates to our non-U.S. subsidiary companies that have designated a functional currency other than the U.S. dollar. We are required to translate the subsidiary functional currency financial statements to dollars using a combination of historical, period-end, and average foreign exchange rates. This combination of rates creates the foreign currency translation adjustment component of other comprehensive income.

The components of other comprehensive income are as follows (in thousands):

2015	As of December 31, 2014	Gain (Loss) recognized in OCI	Gain (Loss) reclassified from AOCI to income		Three Months ended April 4, 2015	As of April 4, 2015
Unrealized gains (losses) on anticipated sales hedging transactions:
Gross	$6,658	$(4,323)	$6,435	(1)	2,112	$8,770
Income tax (benefit)	1,332	(865)	1,287		422	1,754

Net	5,326	(3,458)	5,148		1,690	7,016

Unrealized gains (losses) on forward interest rate swaps hedging transactions:
Gross	(12,069)	(11,734)	0	(2)	(11,734)	(23,803)
Income tax (benefit)	(4,370)	(4,683)	0		(4,683)	(9,053)

Net	(7,699)	(7,051)	0		(7,051)	(14,750)

Unrealized gains (losses) on investments:
Gross	102	0	(25	)(3)	(25)	77
Income tax (benefit)	(245)	0	(9)		(9)	(254)

Net	347	0	(16)		(16)	331

Foreign currency translation adjustment	(6,521)	(1,712)	0	(4)	(1,712)	(8,233)

Total accumulated other comprehensive gains (losses)	$(8,547)	$(12,221)	$5,132		$(7,089)	$(15,636)

2014	As of December 31, 2013	Gain (Loss) recognized in OCI	Gain (Loss) reclassified from AOCI to income		Three Months ended March 29, 2014	As of March 29, 2014
Unrealized gains (losses) on anticipated sales hedging transactions:
Gross	$(2,373)	$1,771	$(991	)(1)	$780	$(1,593)
Income tax (benefit)	(509)	380	(213)		167	(342)

Net	(1,864)	1,391	(778)		613	(1,251)

Unrealized gains (losses) on investments:
Gross	(151)	121	81	(3)	202	51
Income tax (benefit)	(73)	29	25		54	(19)

Net	(78)	92	56		148	70

Foreign currency translation adjustment	(7,839)	(160)	(7	)(4)	(167)	(8,006)

Total accumulated other comprehensive gains (losses)	$(9,781)	$1,323	$(729)		$594	$(9,187)

(1)	Transfer of unrealized gains and (losses) from AOCI to income on anticipated sales hedging transactions are included in net sales of tangible products.
(2)	Transfer from AOCI to income and (losses) on forward interest rate swap hedging transactions are reported in forward swaps gain.
(3)	Transfer of unrealized gains and (losses) from AOCI to income on investments are included in investment income.
(4)	Transfer of foreign currency translation gains and (losses) from AOCI to income, are included in foreign exchange loss.

Note 19 – Segment Information

Subsequent to the Acquisition, on October 27, 2014, Zebra has two reportable segments: Legacy Zebra (“Z”) and Enterprise (“E”). Segment assets are not reviewed by Zebra’s chief operating decision maker and therefore are not disclosed below:

	Three Months Ended
	April 4, 2015	March 29, 2014
Net Sales:
Z – Net sales	$331,643	$288,268
E – Net sales	567,174	0

Total segment net sales	$898,817	$288,268
Corporate, eliminations (1)	(5,633)	0

Total	$893,184	$288,268

Operating income (loss):
Z – Operating income	$77,449	$61,286
E – Operating income	53,895	0

Total segment operating income	$131,344	$61,286
Corporate, eliminations (2)	(111,570)	(7,878)

Total	$19,774	$53,408

(1)	Amount included in Corporate, eliminations consist of purchase accounting adjustments related to the Acquisition.
(2)	Amounts included in Corporate, eliminations consist of purchase accounting adjustments not reported in segments: amortization expense, acquisition integration expense and exit and restructuring costs.

Note 20 – Subsequent Events

Since the date of the Enterprise acquisition Zebra has been working on and executing against its integration plan for the Enterprise business (the “Integration Plan”). Zebra anticipates completing the Integration Plan as soon as practicable and expects that the Integration Plan will allow the combined businesses to achieve further synergies and cost savings associated with the acquisition. As part of the Integration Plan, Zebra began realigning certain acquired assets of the Enterprise business with and into the Zebra corporate structure and business model in April 2015. The April 2015 transactions are expected to result in a charge of approximately $32 million to income tax expense in the second quarter of 2015.

On May 13, 2015 Zebra made principal prepayments of $30.0 million under its Term Loan. See Note 13 Long-Term Debt.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Description of the Company

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

In October 2014, Zebra acquired the Enterprise business (“Enterprise”) from Motorola Solutions Inc., excluding iDEN, for $3.45 billion in cash. Enterprise is an industry leader in mobile computing and data capture products. It also provides wireless LAN products, in addition to repair, maintenance, integration and device management services. Zebra’s financial results reflect the addition of Enterprise from the date of acquisition.

Executive Summary

This Executive Summary provides significant highlights from the discussion and analysis that follows.

•	Net sales increased 209.8% in the quarter to $893 million, primarily due to the acquisition of Enterprise and continued strength in the Legacy Zebra business.

•	Gross profit, as a percent of sales, decreased to 45.8% in the current quarter from 51.3% a year ago. The decline was primarily due to mix reflecting the acquisition of Enterprise.

•	Zebra reported a 63.0% decline in operating income to $19.8 million reflecting increased acquisition, integration, exit and restructuring costs and an increase in the amortization of intangible assets.

•	Zebra reported a net loss for the quarter of $25.3 million, compared to net income of $41.6 million a year ago. The reduction in profitability reflects lower operating income and the impacts of higher interests costs and foreign exchange losses.

Results of Operations: First Quarter of 2015 versus First Quarter of 2014

Consolidated Results of Operations

(Amounts in thousands, except percentages):

	Three Months Ended
	April 4, 2015	March 29, 2014	Percent Change	Percent of Net Sales - 2015	Percent of Net Sales - 2014
Net sales	$893,184	$288,268	209.8	100.0	100.0
Gross profit	$409,522	$147,938	176.8	45.8	51.3
Operating income	$19,774	$53,408	(63.0)	2.2	18.5

Net sales increased across all regions and all Legacy Zebra product categories in the first quarter of 2015 which resulted in an increase of 209.8% compared to the first quarter in 2014. Sales related to the October 2014 acquisition of Motorola’s Enterprise Business increased sales for the first quarter of 2015 by $567.2 million.

Sales by product category were as follows (amounts in thousands, except percentages):

	Three Months Ended
Product Category	April 4, 2015	March 29, 2014	Percent Change	Percent of Net Sales - 2015	Percent of Net Sales - 2014
Hardware	$688,070	$198,388	246.8	77.1	68.9
Supplies	67,252	63,504	5.9	7.5	22.0
Service and software	137,862	26,376	422.7	15.4	9.1

Total net sales	$893,184	$288,268	209.8	100.0	100.0

Sales to customers by geographic region were as follows (in thousands, except percentages):

	Three Months Ended
Geographic Region	April 4, 2015	March 29, 2014	Percent Change	Percent of Net Sales - 2015	Percent of Net Sales - 2014
Europe, Middle East and Africa	$290,544	$91,439	217.7	32.5	31.7
Latin America	53,286	25,640	107.8	6.0	8.9
Asia-Pacific	106,383	37,967	180.2	11.9	13.2

Total International	450,213	155,046	190.4	50.4	53.8
North America	442,971	133,222	232.5	49.6	46.2

Total net sales	$893,184	$288,268	209.8	100.0	100.0

Gross Profit

Gross profit in the first quarter of 2015 increased 176.8% to $ 409.5 million. $ 244.6 million of the increase was due to the October 2014 acquisition of Enterprise. Gross profit in the Legacy Zebra segment increased to $171.4 million from $147.9 million from the first quarter of 2014.

Operating Income

Operating income decreased 63.0% from prior year. This was mainly due to acquisition costs, amortization of intangibles and exit and restructuring costs related to the acquisition of Enterprise. In addition, expenses across all functional areas increased due to the October 2014 acquisition of Enterprise.

Segment Information

Commencing with the acquisition of Enterprise in October 2014, our continuing operations consist of two reporting segments (1) Legacy Zebra, comprised of barcode and card printing, location and motion sensing and related services, and supplies products, and (2) Enterprise, comprised of our mobile computing, data capture, WLAN products and related services. The following commentary should be read in conjunction with the financial results of each operating business segment as detailed in Note 19, Segment Information in the Notes to the Consolidated Financial Statements. The segment results exclude acquisition and integration costs, amortization of intangible assets and exit and restructuring costs.

Legacy Zebra Segment

(Amounts in thousands, except percentages)

	Three Months Ended
	April 4, 2015	March 29, 2014	Percent Change	Percent of Net Sales - 2015	Percent of Net Sales - 2014
Net sales	$331,643	$288,268	15.0	100.0	100.0
Gross profit	$171,352	$147,938	15.8	51.7	51.3
Operating income	$77,449	$61,286	26.4	23.4	21.3

Legacy Zebra Net Sales

Net sales for the first quarter of 2015 increased 15.0%, compared to the first quarter of 2014. Growth was primarily attributable to solid demand in the North America and EMEA regions. Increased sales were widespread across both distribution and end-user customers. From a product perspective, key areas of growth were in tabletop, desktop and mobile printers, aftermarket parts, supplies and location solution products. Movement in foreign currency, net of hedges, decreased sales growth by $2.5 million.

Legacy Zebra Gross Profit

Gross profit margin was 51.7% in the first quarter of 2015, compared to 51.3% in the first quarter of 2014. The increase in gross profit margin was principally due to increased volume leverage on fixed costs, lower freight costs, and favorable product mix.

Legacy Zebra Operating Income

Operating income for the first quarter increased 26.4% as a result of higher sales and gross profit partially offset by increases in operating expenses.

Enterprise Segment

(Amounts in thousands, except percentages)

	Three months Ended
	April 4, 2015	Percent of Net Sales - 2015
Net sales	$567,174	100.0
Gross profit	$244,595	43.1
Operating income	$53,895	9.5

Enterprise Net Sales

On October 27, 2014, Zebra acquired Enterprise, a provider of industry-leading data capture, mobile computing and wireless LAN solutions.

For the three months ended April 4, 2015, net sales for Enterprise were $567.2 million. For the period, overall Enterprise sales reflected solid customer demand, particularly in the North America and Asia Pacific regions. Unfavorable changes in foreign currency adversely affected sales in Europe. Sales of mobile computing and data capture products continue to represent the majority of total enterprise sales while North America and EMEA continue to represent the largest geographic regions. Services sales were consistent with recent levels.

Enterprise Gross Profit

Gross profit for Enterprise in the first quarter of 2015 was $244.6 million. Gross margin for Enterprise for the first quarter of 2015, was 43.1% of sales.

The gross profit margin was adversely affected by the strengthening of the U.S. dollar and higher service costs. Excluding currency effects, hardware gross profit margin was relatively consistent with recent trends while service margin was lower. The mix of hardware and services sales was essentially consistent with recent trends.

Enterprise Operating Income

Enterprise operating income for the first quarter of 2015 was $53.9 million.

Consolidated Operating expenses

Operating expenses are summarized below (in thousands, except percentages):

	Three Months Ended
Operating Expenses	April 4, 2015	March 29, 2014	Percent Change	Percent of Net Sales 2015	Percent of Net Sales 2014
Selling and marketing	$122,106	$35,416	244.8	13.6	12.3
Research and development	96,417	22,857	321.8	10.8	7.9
General and administrative	66,136	28,391	132.9	7.4	9.9
Amortization of intangible assets	67,589	2,672	N/M	7.6	0.9
Acquisition and integration costs	26,331	4,927	434.4	2.9	1.7
Exit and restructuring costs	11,169	267	N/M	1.3	0.1

Total operating expenses	$389,748	$94,530	312.3	43.6	32.8

Operating expenses for the first quarter of 2015 increased 312.3% mainly due to acquisition costs, amortization of intangibles, exit and restructuring costs and increased costs across all functional areas as a result of the October 2014 acquisition of Enterprise.

•	Selling and marketing expenses increased 244.8% of which 229.3% is related to the October 2014 acquisition of the Enterprise business. In addition, expenses have increased due to the higher level of sales of legacy Zebra products compared to prior year.

•	Research and development increased 321.8%, primarily due to the October 2014 acquisition of the Enterprise business. Enterprise contributed 305.8 % to the year over year increase. Expenditures in the legacy Zebra segment are relatively flat compared to prior year.

•	General and administrative expenses increased 132.9% primarily due to the October 2014 acquisition of the Enterprise business with the October 2014 acquisition contributing 98.9% to the overall increase from prior year.

•	In connection with the October 2014 acquisition of the Enterprise business, Zebra acquired $1.014 billion of intangible assets that are being amortized over useful lives of between 1 to 15 years. Consequently, amortization of intangible assets increased to $67.6 million in the first quarter of 2015 from $2.6 million in the first quarter last year.

•	Acquisition and integration costs include costs associated with completing the acquisition, costs of consolidating and integrating processes and information systems, the costs to plan and prepare for the effective separation from the transition services agreements; costs of organizational redesign and rebranding initiatives and the costs of certain regulatory filings consequential of the acquisition. The increase in acquisition and integration costs to $26.3 million in the first quarter of 2015 from $4.9 million in the first quarter last year reflects the timing of the acquisition of Enterprise.

•	Exit and restructuring costs of $11.2 million consist primarily of employee separation costs arising from organizational design changes related to the acquisition of Enterprise.

Consolidated other income (expense)

Zebra’s non-operating income and expense items are summarized in the following table (in thousands):

	Three Months Ended
	April 4, 2015	March 29, 2014
Investment income (loss)	$(197)	$421
Foreign exchange loss	(27,191)	(292)
Forward interest rate swaps gain	1,689	0
Interest expense	(50,965)	(18)
Other, net	(1,273)	26

Total other (expense) income	$(77,937)	$137

Foreign Exchange Loss

The company recognized a foreign exchange loss of $27.2 million, which reflects the change in value of non-USD assets and liabilities that were not hedged during the period.

Interest Expense

Interest expense increased $51.0 million reflecting the indebtedness incurred for the Acquisition.

Income Taxes

In the first quarter of 2015 we recognized a tax benefit of $32.9 million compared to a tax provision of $11.9 million for the corresponding period in the prior year. Zebra’s effective tax rates were 56.5% and 22.3% as of April 4, 2015 and March 29, 2014, respectively. Zebra’s effective tax rate was higher than the statutory rate of 35% in 2015 primarily due to pre-tax losses in the Unites States and pre-tax income in various non-US jurisdictions. Zebra’s effective tax rate in 2014 benefited from lower taxes on income in various non-US jurisdictions.

Liquidity and Capital Resources

In connection with the Acquisition in October 2014, we incurred indebtedness totaling $3.25 billion. As of April 4, 2015, we had cash of $329.5 million and long-term debt totaling $3.1 billion. We did not have any borrowings against our revolving credit facility with $246.9 million available ($250 million less $3.1 million of letters of credit). See Note 13 Long term debt in the Notes to the Consolidated Financial Statements for further details. The primary factors that influence our liquidity include, but are not limited to, the amount and timing of our revenues, cash collections from our customers, capital expenditures and acquisitions of third-parties. Management believes that existing capital resources and funds generated from operations are sufficient to meet anticipated capital requirements and service our indebtedness. The following table summarizes our cash flow activities for the periods indicated (in thousands):

	Three Months Ended
Cash Flow provided by (used in):	April 4, 2015	March 29, 2014
Operating activities	$35,596	$49,755
Investing activities	(48,378)	(66,394)
Financing activities	(40,309)	5,331
Effect of exchange rates on cash balances	(11,325)	(95)
Net decrease in cash and cash equivalents	(64,416)	(11,403)

The change in our cash and cash equivalents balance is reflective of the following:

Operating activities

During the first quarter 2015, Zebra had cash provided by operating cash flows of $35.6 million compared to $50.0 million in the prior year. The year over year decrease in operating cash flow is primarily a result of increased working capital requirements.

Investing activities

Cash used in investing activities during the first quarter of 2015 include additional consideration of $48.8 million paid to MSI in relation to the opening the cash balance and capital expenditures of $25.5 million which consists primarily of investments in our corporate office. Reflecting Zebra’s changing capital structure, cash used for investing activities reflect $25.1 of proceeds from the sale of investments in marketable securities during the first quarter of 2015 and purchases of marketable securities of $151.8 million during the first quarter of 2014.

Financing activities

On March 15, 2015, Zebra made principal prepayments of $50.0 million under its term loan. Proceeds received from the exercise of stock options and stock purchase plan purchases were $8.2 million this year compared to $4.9 million last year reflecting increased option exercises and ESPP purchases.

The following table shows our level of indebtedness and other information as of April 4, 2015 (in thousands):

Senior notes	$1,050,000
Term loans	2,150,000
Less unamortized discounts	(55,823)

Total indebtedness	$3,144,177

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

The Indenture covering the Senior Notes contains certain various restrictive and affirmative covenants. In addition, the Senior Notes are guaranteed jointly and severally, on a senior and unsecured basis by Zebra’s direct and indirect wholly-owned existing and future domestic restricted subsidiaries, subject to certain exceptions.

Credit Facilities

On October 27, 2014, Zebra entered into a new credit agreement which provides for a term loan of $2.2 billion (“Term Loan”) and a revolving credit facility of $250.0 million (“Revolving Credit Facility”). Borrowings under the Term Loan bear interest at a variable rate plus an applicable margin, subject to an all-in floor of 4.75%. As of April 4, 2015, the Term Loan interest rate was 4.75%. Interest payments are payable quarterly, starting January 27, 2015. Zebra has entered into interest rate swaps to manage interest rate risk on its long-term debt. See Note 11 Derivative Instruments.

The credit agreement requires Zebra to prepay the Term Loan and Revolving Credit Facility, under certain circumstances or transactions defined in the credit agreement. Also, Zebra may make optional prepayments of the Term Loans, in whole or in part, without premium or penalty. Zebra made such optional principal prepayments of $50.0 million and $30.0 million on March 15, 2015 and May 13, 2015 respectively. Unless satisfied by further optional prepayments Zebra is required to make scheduled quarterly principal payments of $5.5 million beginning March 31, 2019, with the balance of $2.1 billion due on October 27, 2021.

The Revolving Credit Facility is available for working capital and other general corporate purposes including letters of credit. The amount (including letters of credit) shall not exceed $250.0 million. As of April 4, 2015, Zebra had established letters of credit amounting to $3.1 million, which reduced funds available for further borrowings under the agreement to $246.9 million. The Revolving Credit Facility will mature and the commitments thereunder will terminate on October 27, 2019.

Borrowings under the Revolving Credit Facility bear interest at a variable rate plus an applicable margin. As of April 4, 2015, the Revolving Credit Facility interest rate was 3.25%. Interest payments are payable quarterly. As of April 4, 2015 and December 31 2014, Zebra did not have any borrowings against the Revolving Credit Facility.

The Revolving Credit Facility contains various restrictive and affirmative covenants and are collateralized by a security interest in substantially all of Zebra’s assets as defined in the security agreement and guaranteed by its direct and indirect wholly-owned existing and future domestic restricted subsidiaries, subject to certain exceptions. Zebra is in compliance with the covenants.

Certain domestic subsidiaries of Zebra (the “Guarantor Subsidiaries”) guarantee the Notes, the Term Loan and the Revolving Credit Facility on a senior basis: For the three months ended April 4, 2015, the non-Guarantor Subsidiaries would have (a) accounted for approximately 41.6% of our total revenue and (b) held approximately 14.5% of our total assets and approximately 13.0%, or $576.6 million, of our total liabilities including trade payables but excluding intercompany liabilities.

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

Zebra had $219.9 million as of April 4, 2015, and $273.7 million as of March 29, 2014 of foreign cash and investments, which are primarily invested in U.S. dollar-denominated holdings.

Management believes that existing capital resources and funds generated from operations are sufficient to finance anticipated capital requirements.

Significant Customer

Our net sales to significant customers as a percentage of total net sales were as follows:

	Three Months Ended
	April 4, 2015	March 29, 2014
Customer A	16.9%	15.2%
Customer B	7.9%	12.5%
Customer C	8.7%	12.4%

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

Safe Harbor

Forward-looking statements contained in this filing are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995 and are highly dependent upon a variety of important factors which could cause actual results to differ materially from those expressed or implied in such forward looking statements. These forward-looking statements are based on current expectations, forecasts and assumptions and are subject to the risks and uncertainties inherent in Zebra’s industry, market conditions, general domestic and international economic conditions, and other factors. These factors include:

•	Market acceptance of Zebra’s products and competitors’ product offerings and the potential effects of technological changes,

•	The effect of global market conditions, including North America, Latin America, Asia Pacific, Europe, Middle East and Africa and other regions in which we do business,

•	Our ability to control manufacturing and operating costs,

•	Risks related to the manufacturing of Zebra’s products in countries outside the United States as well as business operations in countries outside the United States, including the risk of depending on key suppliers who are also in countries outside the United States,

•	Zebra’s ability to purchase sufficient materials, parts and components to meet customer demand, particularly in light of global economic conditions,

•	The availability of credit and the volatility of capital markets, which may also affect our suppliers and customers,

•	Success of integrating acquisitions, including the Enterprise business we acquired in October 2014 from Motorola Solutions, Inc.,

•	Interest rate and financial market conditions,

•	The impact of the percentage of cash and cash equivalents held outside the United States,

•	The effect of natural disasters on our business,

•	The impact of changes in governmental policies, laws or regulations in the United States and outside the United States,

•	Foreign exchange rates due to the large percentage of our international sales and operations,

•	The outcome of litigation in which Zebra is involved, particularly litigation or claims related to infringement of third-party intellectual property rights and,

•	The outcome of any future tax matters.

When used in this document and documents referenced, the words “anticipate,” “believe,” “estimate,” “will” and “expect” and similar expressions as they relate to Zebra or its management are intended to identify such forward-looking statements. We encourage readers of this report to review Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, for a further discussion of issues that could affect Zebra’s future results. Zebra undertakes no obligation, other than as may be required by law, to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this report.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There were no material changes in Zebra’s market risk during the quarter ended April 4, 2015. For additional information on market risk, refer to the “Quantitative and Qualitative Disclosures About Market Risk” section of our Form 10-K for the year ended December 31, 2014.

In the normal course of business, portions of Zebra’s operations are subject to fluctuations in currency values. We manage these risks using derivative financial instruments. See Note 11 to the Consolidated Financial Statements included in this report for further discussion of derivative instruments.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this Form 10-Q. The evaluation was conducted under the supervision of our Disclosure Committee, and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, we have concluded that our disclosure controls and procedures were not effective as of April 4, 2015, as a result of a material weakness related to the process to review and prepare our quarterly income tax provision.

Remediation Plan

Management and the Board of Directors are committed to the continued improvement of our overall system of internal controls over financial reporting and have already begun to implement additional controls and procedures to remediate the review and preparation process relating to our quarterly income tax provision prior to the end of the year.

Changes in Internal Control over Financial Reporting

As noted in our 2014 Form 10K, in connection with our initial reviews of internal controls for Enterprise, we have identified certain internal control deficiencies related to Enterprise. We continue to identify and review the internal controls of the Enterprise business and are establishing a plan of remediation that is consistent with our obligation to assess the effectiveness of Enterprise’s internal controls over financial reporting as of December 31, 2015.

The identification, review, assessment and remediation of internal control deficiencies is overseen by senior management and our audit committee, and is undertaken primarily through the integration of processes and procedures with existing Zebra processes and procedures, development and implementation of formal policies, improved processes and documented procedures, as well as the hiring of additional finance personnel.

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

In addition to the other information included in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014. The risks described in our Annual Report on Form 10-K could materially adversely affect our business, financial condition or future results. The risks described in our Annual Report are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently consider immaterial also may materially adversely affect our business, financial condition, and/or operating results. There have been no material changes to the risk factors included in our Annual Report for the year ended December 31, 2014, other than the risk entitled “We have identified a material weakness in our internal control over financial reporting which could, if not remediated, result in additional material misstatements in our financial statements” which risk is described below.

We have identified a material weakness in our internal control over financial reporting which could, if not remediated, result in additional material misstatements in our financial statements.

Our management is responsible for establishing and maintaining adequate internal controls over our financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act. As disclosed in Item 4 of Part I of this report, management identified a material weakness in our internal control over financial reporting related to the process to review and prepare our quarterly income tax provision. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of the last day of the period covered by this report. We are actively engaged in developing a remediation plan designed to address this material weakness. If our remedial measures are insufficient to address the material weakness or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Treasury Shares

Zebra did not purchase shares of Zebra Class A Common Stock during the first quarter of 2015.

On November 2011, Zebra’s Board authorized the purchase of up to an additional 3,000,000 shares under the purchase plan program and the maximum number of shares that may yet be purchased under the program is 665,475. The November 2011 authorization does not have an expiration date.

During the first quarter, Zebra acquired 1,240 shares of Zebra Class A Common Stock through the withholding of shares necessary to satisfy tax withholding obligations upon the vesting of restricted stock awards. These shares were acquired at an average price of $90.26 per share.

Item 6.	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from Zebra Technologies Corporation Quarterly Report on Form 10-Q, for the quarter ended April 4, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the consolidated balance sheets; (ii) the consolidated statements of operations; (iii) the consolidated statements of comprehensive income; (iv) the consolidated statements of cash flows; and (v) notes to consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZEBRA TECHNOLOGIES CORPORATION

Date: May 14, 2015	By:	/s/ Anders Gustafsson
Anders Gustafsson
Chief Executive Officer

Date: May 14, 2015	By:	/s/ Michael C. Smiley
Michael C. Smiley
Chief Financial Officer