Form 10-Q
period 2015-07-04
ZEBRA TECHNOLOGIES CORP
filed 2015-08-13
CIK 877212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 2015

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

As of July 31, 2015, there were 52,073,884 shares of Class A Common Stock, $.01 par value, outstanding.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

QUARTER ENDED JULY 4, 2015

PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share amounts)

	July 4, 2015	December 31, 2014 Adjusted (See Note 2)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$204,918	$393,950
Investments and marketable securities	0	24,385
Accounts receivable, net	631,067	670,402
Inventories, net	404,472	394,176
Deferred income taxes	98,993	122,772
Income tax receivable	49,366	12,988
Prepaid expenses and other current assets	67,304	53,377

Total Current assets	1,456,120	1,672,050

Property and equipment at cost, less accumulated depreciation and amortization	284,593	255,092
Goodwill	2,482,858	2,489,510
Other intangibles, net	898,004	1,029,293
Other long-term assets	95,005	93,121

Total Assets	$5,216,580	$5,539,066

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$281,771	$326,524
Accrued liabilities	363,095	421,070
Deferred revenue	215,458	196,213
Current portion of long-term debt	0	4,209
Income taxes payable	13,110	4,518

Total Current liabilities	873,434	952,534
Long-term debt	3,040,361	3,156,490
Long-term deferred tax liability	156,072	199,853
Long-term deferred revenue	109,089	115,847
Other long-term liabilities	86,034	74,434

Total Liabilities	4,264,990	4,499,158

Stockholders’ Equity:
Preferred stock, $.01 par value; authorized 10,000 shares; none issued	0	0
Class A common stock, $.01 par value; authorized 150,000 shares; issued 72,152 shares	722	722
Additional paid-in capital	175,582	147,090
Treasury stock at cost, 20,076 and 20,498 shares at July 4, 2015 and December 31, 2014, respectively	(632,820)	(634,664)
Retained earnings	1,433,752	1,535,307
Accumulated other comprehensive loss	(25,646)	(8,547)

Total Stockholders’ Equity	951,590	1,039,908

Total Liabilities and Stockholders’ Equity	$5,216,580	$5,539,066

See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Net sales:
Net sales of tangible products	$761,935	$270,049	$1,517,257	$531,941
Revenue from services and software	127,839	18,372	265,701	44,748

Total Net sales	889,774	288,421	1,782,958	576,689

Cost of sales:
Cost of sales of tangible products	407,012	136,962	792,382	267,411
Cost of services and software	89,884	9,290	188,176	19,171

Total Cost of sales	496,896	146,252	980,558	286,582

Gross profit	392,878	142,169	802,400	290,107

Operating expenses:
Selling and marketing	125,120	35,755	247,226	71,171
Research and development	99,087	23,710	195,504	46,567
General and administrative	69,659	26,321	135,795	54,712
Amortization of intangible assets	63,700	2,667	131,289	5,339
Acquisition and integration costs	31,166	20,364	57,497	25,291
Exit and restructuring costs	17,949	287	29,118	554

Total Operating expenses	406,681	109,104	796,429	203,634

Operating (loss) income	(13,803)	33,065	5,971	86,473

Other (expense) income:
Investment income	1,575	379	1,378	800
Foreign exchange income (loss)	11,252	43	(15,939)	(249)
Forward interest rate swaps (loss) gain	(1,653)	(2,433)	36	(2,433)
Interest expense	(49,331)	0	(100,296)	0
Other, net	(707)	(57)	(1,980)	(49)

Total Other (expenses)	(38,864)	(2,068)	(116,801)	(1,931)

(Loss) income before income taxes	(52,667)	30,997	(110,830)	84,542
Income tax expense (benefit)	23,591	3,440	(9,275)	15,379

Net (loss) income	$(76,258)	$27,557	$(101,555)	$69,163

Basic (loss) earnings per share	$(1.50)	$0.54	$(2.00)	$1.37
Diluted (loss) earnings per share	$(1.50)	$0.54	$(2.00)	$1.35
Basic weighted average shares outstanding	50,917	50,606	50,798	50,509
Diluted weighted average and equivalent shares outstanding	50,917	51,278	50,798	51,129

See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Amounts in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Net (loss) income	$(76,258)	$27,557	$(101,555)	$69,163
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on anticipated sales hedging transactions	(4,642)	776	(2,952)	1,389
Unrealized gain (loss) on forward interest rate swaps hedging transactions	3,164	0	(3,887)	0
Unrealized holding (loss) gain on investments	0	348	(16)	496
Foreign currency translation adjustment	(8,532)	(29)	(10,244)	(196)

Comprehensive (loss) income	$(86,268)	$28,652	$(118,654)	$70,852

See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Six Months Ended
	July 4, 2015	June 28, 2014
Cash flows from operating activities:
Net (loss) income	$(101,555)	$69,163
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	161,865	18,096
Amortization of debt issuance cost and discount	9,662	0
Equity-based compensation	17,519	7,110
Excess tax benefit from equity-based compensation	(11,115)	(3,947)
Deferred income taxes	(24,513)	2,979
Unrealized (gain) loss on forward interest rate swaps	(36)	2,433
All other, net	584	49
Changes in assets and liabilities, net of businesses acquired:
Accounts receivable, net	48,081	11,359
Inventories, net	(22,755)	(5,061)
Other assets	(17,058)	2,583
Accounts payable	(43,092)	(5,336)
Accrued liabilities	730	3,535
Deferred revenue	15,684	502
Income taxes	(17,800)	4,706
Other operating activities	3,311	1,742

Net cash provided by operating activities	19,512	109,913

Cash flows from investing activities:
Purchases of property and equipment	(49,291)	(7,962)
Acquisition businesses, net of cash acquired	(48,805)	0
Proceeds from sale of long-term investments	1,748	0
Purchases of long-term investments	(168)	(1,213)
Purchases of investments and marketable securities	(739)	(276,400)
Maturities of investments and marketable securities	0	20,852
Proceeds from sales of investments and marketable securities	25,108	150,781

Net cash used in investing activities	(72,147)	(113,942)

Cash flows from financing activities:
Payment of debt	(130,000)	0
Proceeds from exercise of stock options and stock purchase plan purchases	11,538	8,686
Taxes paid related to net share settlement of equity awards	(13,290)	(975)
Excess tax benefit from equity-based compensation	11,115	3,947

Net cash (used in) provided by financing activities	(120,637)	11,658

Effect of exchange rate changes on cash	(15,760)	(107)

Net (decrease) increase in cash and cash equivalents	(189,032)	7,522
Cash and cash equivalents at beginning of period	393,950	62,827

Cash and cash equivalents at end of period	$204,918	$70,349

Supplemental disclosures of cash flow information:
Income taxes paid, net	$21,354	$7,627
Interest paid	91,431	0

See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Basis of Presentation

Management prepared these unaudited interim consolidated financial statements for Zebra Technologies Corporation and subsidiaries (the “Company”) according to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information and notes. These financial statements do not include all of the information and footnotes required by United States generally accepted accounting principles (“GAAP”) for complete financial statements, although management believes that the disclosures are adequate to make the information presented not misleading. Therefore, these consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

In the opinion of the Company, these interim financial statements include all adjustments (of a normal, recurring nature) necessary to present fairly its consolidated balance sheet as of July 4, 2015, the consolidated statements of operations and consolidated statements of comprehensive (loss) income for the three and six months ended July 4, 2015 and June 28, 2014, and the consolidated statements of cash flows for the six months ended July 4, 2015 and June 28, 2014. These results, however, are not necessarily indicative of the results expected for the full year.

Reclassifications: Prior-period amounts differ from amounts previously reported because certain immaterial amounts in the prior year’s financial statements have been reclassified to conform to the current year’s presentation.

Note 2 – Recently Issued Accounting Pronouncement

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2015-03 “Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” This guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this ASU. This standard is effective for annual periods beginning after December 15, 2015 and interim periods within those annual periods. As permitted, the Company early adopted this ASU beginning in the second quarter of calendar year 2015. The impact of this ASU reduced both long-term assets and long-term debt by $28.0 million at July 4, 2015. It also reduced long-term assets, short-term debt and long-term debt by $29.8 million, $3.3 million, and $26.5 million, respectively, at December 31, 2014. This ASU has no impact on the consolidated statements of operations or consolidated statements of cash flows.

In May 2014, the FASB issued update 2014-09, ASC 606, “Revenue from Contracts with Customers.” The core principle is that a company should recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration to which the entity expects to receive in exchange for those goods or services. The ASU is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. In July 2015, the FASB reached a decision to defer the effective date of the new ASU until December 15, 2017. Management is still assessing the impact of adoption on its consolidated financial statements.

Note 3 – Business Combinations

On October 27, 2014, the Company completed its acquisition of the Enterprise Business (“Enterprise”) from Motorola Solutions Inc. (“MSI”) for a purchase price of $3.45 billion (the “Acquisition”). This transaction positions the Company as a leading technology innovator, with the accelerating convergence of mobility, data analytics and cloud computing. It will enable the Company to further sharpen its strategic focus on providing mission-critical solutions for its customers. Certain assets and liabilities historically associated with the Enterprise business were retained by MSI, including MSI’s iDEN infrastructure business. The Acquisition was pursuant to the Master Acquisition Agreement dated April 14, 2014, as amended (the “Master Acquisition Agreement”) and was structured as a combination of stock and asset acquisitions and a merger of certain US entities, resulting in 100% ownership of Enterprise.

The Company financed the Acquisition through a combination of cash on hand and borrowings of $3.25 billion (the “Indebtedness”), including the sale of 7.25% senior notes due 2022 with an aggregate principal amount of $1.05 billion (the “Senior Notes”) and a credit agreement with various lenders that provided a term loan of $2.2 billion (the “Term Loan”) due 2021. See Note 13 Long-Term Debt. Consideration was paid in the form of cash to MSI in the amount of $3.45 billion, including working capital adjustments.

As of July 4, 2015, the allocations of the purchase price for the Acquisition have been prepared on a preliminary basis based on third-party valuations. The Company is in the process of evaluating third-party valuations related to the fair value of its tangible and intangible assets, in addition to determining and recording the tax effects of the transaction to include all assets and liabilities at fair value. Acquired goodwill represents the premium paid over the fair value of the net tangible and intangible assets acquired. The Company paid this premium for a number of reasons, including acquiring an experienced workforce and enhancing technology capabilities as further described above.

During the first half of 2015, the Company adjusted certain preliminary values. The fair value adjustments are reflected in the table below and primarily result in an increase of $2.3 million in assets and a decrease of $4.4 million in liabilities and a corresponding decrease to goodwill of $6.7 million.

Also, additional consideration of $48.8 million was paid to MSI on February 13, 2015 in relation to the opening cash balance. The impact on the Consolidated Statements of Operations relating to these fair value adjustments is not significant.

The following table summarizes the preliminary estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition (in thousands):

Cash and cash equivalents	$101,441
Accounts receivable, net (1)	437,301
Inventories, net	261,366
Deferred income taxes	113,986
Other current assets	21,905
Property and equipment	126,424
Other intangibles, net	1,014,421
Other long-term assets	49,592
Deferred revenue	(172,161)
Tax liabilities	(9,410)
Other current liabilities (2)	(362,535)
Long-term deferred revenue	(102,424)
Unrecognized tax benefits	(9,526)
Other long-term liabilities	(24,884)
Long-term deferred income taxes	(223,055)

Total identifiable net assets	$1,222,441

(1)	Based on the preliminary purchase price allocations, accounts receivable estimated fair value is $437.3 million and gross contractual value is $458.3 million. The difference represents the Company’s best estimate of the contractual cash flows that will not be collected.
(2)	Other current liabilities include accounts payable, customer reserves, and employee compensation and related benefits.

On a preliminary basis pending the receipt of final valuations, the purchase price was allocated to identifiable tangible and intangible assets acquired and liabilities assumed based on their estimated fair values resulting in goodwill of $2.329 billion. See Note 7 Goodwill and Other Intangibles.

Currently, the amount of goodwill is assigned to the Enterprise segment. The final assignment of goodwill to reporting units has not been completed as of the date these financial statements are issued.

Note 4 – Fair Value Measurements

Financial assets and liabilities are to be measured using inputs from three levels of the fair value hierarchy in accordance with ASC Topic 820, “Fair Value Measurements”. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into the following three broad levels:

Level 1: Quoted prices in active markets that are accessible at the measurement date for identical assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

Level 2: Observable prices that are based on inputs not quoted on active markets but corroborated by market data.

Level 3: Unobservable inputs are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. In addition, the Company considers counterparty credit risk in the assessment of fair value.

Financial assets and liabilities carried at fair value as of July 4, 2015, are classified below (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Forward contracts (1)	$0	$4,567	$0	$4,567
Money market investments related to the deferred compensation plan	7,943	0	0	7,943

Total Assets at fair value	$7,943	$4,567	$0	$12,510

Liabilities:
Forward interest rate swap (2)	$0	$23,331	$0	$23,331
Forward contracts (1)	471	206	0	677
Liabilities related to the deferred compensation plan	7,943	0	0	7,943

Total Liabilities at fair value	$8,414	$23,537	$0	$31,951

Financial assets and liabilities carried at fair value as of December 31, 2014, are classified below (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
U.S. government and agency securities	$10,720	$0	$0	$10,720
Obligations of government-sponsored enterprises (3)	0	705	0	705
State and municipal bonds	0	5,179	0	5,179
Corporate securities	0	7,781	0	7,781

Investments subtotal	10,720	13,665	0	24,385
Forward contracts (1)	2,039	7,279	0	9,318
Money market investments related to the deferred compensation plan	6,008	0	0	6,008

Total Assets at fair value	$18,767	$20,944	$0	$39,711

Liabilities:
Forward interest rate swap (2)	$0	$16,718	$0	$16,718
Liabilities related to the deferred compensation plan	6,008	0	0	6,008

Total Liabilities at fair value	$6,008	$16,718	$0	$22,726

(1)	The fair value of forward contracts is calculated as follows:

a.	Fair value of a collar or put option contract associated with forecasted sales hedges is calculated using bid and ask rates for similar contracts.

b.	Fair value of regular forward contracts associated with forecasted sales hedges is calculated using the period-end exchange rate adjusted for current forward points.

c.	Fair value of hedges against net assets is calculated at the period end exchange rate adjusted for current forward points unless the hedge has been traded but not settled at period end. If this is the case, the fair value is calculated at the rate at which the hedge is being settled.

(2)	The fair value of forward interest rate swap is based upon a valuation model that uses relevant observable market inputs at the quoted intervals, such as forward yield curves, and is adjusted for the Company’s own credit risk and the interest rate swap terms.

(3)	Includes investments in notes issued by the Federal Home Loan Mortgage Corporation and the Federal Home Loan Bank.

The following is a summary of investments (in thousands):

	As of December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government and agency securities	$10,720	$0	$0	$10,720
Obligations of government-sponsored enterprises	705	0	0	705
State and municipal bonds	5,156	27	(4)	5,179
Corporate securities	7,779	12	(10)	7,781

Total investments	$24,360	$39	$(14)	$24,385

The carrying value for the Company’s financial instruments are classified as current assets (other than short-term investments) and current liabilities approximate fair value due to their short maturities.

Note 5 – Accounts Receivable

The components of accounts receivable, net are as follows (in thousands):

	As of
	July 4, 2015	December 31, 2014
Account receivable, gross	$632,381	$671,471
Accounts receivable reserves	(1,314)	(1,069)

Accounts receivable, net	$631,067	$670,402

Note 6 – Inventories

The components of inventories, net are as follows (in thousands):

	As of
	July 4, 2015	December 31, 2014
Raw material	$163,826	$139,647
Work in process	476	476
Finished goods	255,756	259,872

Inventories, gross	420,058	399,995
Inventory reserves	(15,586)	(5,819)

Inventories, net	$404,472	$394,176

Note 7 – Goodwill and Other Intangibles

In 2014, the Company acquired intangible assets in the amount of $1.014 billion for developed technology, customer relationships and trade names associated with the Acquisition. These intangible assets have a estimated useful lives ranging from one to fifteen years. See Note 3 Business Combinations for specific information regarding the Acquisition.

Other intangibles, net, are as follows (in thousands):

	As of
	July 4, 2015	December 31,2014
Current technology	$23,201	$23,201
Trade names	40,300	40,300
Unpatented technology	280,000	280,000
Patents and patent rights	244,569	244,569
Customer relationships	532,591	532,591
Accumulated amortization	(222,657)	(91,368)

Other intangibles, net	$898,004	$1,029,293

Amortization of intangibles assets was $131.3 million and $5.3 million for the six months ended July 4, 2015 and June 28, 2014, respectively.

In 2014, the Company acquired goodwill in the amount of $2.329 billion. See Note 3 Business Combinations for specific information regarding the Acquisition.

Note 8 – Other Long-Term Assets

Other long-term assets consist of the following (in thousands):

	As of
	July 4, 2015	December 31,2014
Investments related to the deferred compensation plan	$7,943	$6,008
Long-term investments	30,180	31,759
Other long-term assets	26,924	22,652
Long-term trade receivable	14,159	16,985
Long-term notes receivable	14,231	14,231
Deposits	1,568	1,486

Total other long-term assets	$95,005	$93,121

The long-term investments are primarily in venture-capital backed technology companies, and the Company’s ownership interest is between 1.7% to 17.4%.

Note 9 – Accrued Liabilities

The components of accrued liabilities are as follows (in thousands):

	As of
	July 4, 2015	December 31,2014
Accrued payroll	$67,180	$73,582
Accrued warranty	25,391	24,666
Accrued taxes	5,029	11,446
Interest payable	34,729	34,727
Amount owed to seller- MSI	0	48,806
Customer reserves	57,383	39,201
Accrued other expenses	173,383	188,642

Total accrued liabilities	$363,095	$421,070

Note 10 – Costs Associated with Exit and Restructuring Activities

Total restructuring and related charges of $34.7 million life to date specific to the Acquisition have been recorded through July 4, 2015: $6.9 million in the Legacy Zebra segment and $27.8 million in the Enterprise segment related to organizational design changes.

During the first six months of 2015, the Company incurred exit and restructuring costs specific to the Acquisition as follows (in thousands):

Type of Cost	Cost incurred through December 31, 2014	Costs incurred for the six months ended July 4, 2015	Total costs incurred as of July 4, 2015
Severance, stay bonuses, and other employee-related expenses	$5,557	$24,963	$30,520
Obligations for future lease payments	0	3,824	3,824
Professional services	16	331	347

Total	$5,573	$29,118	$34,691

Exit and restructuring charges for the three and six month periods ended July 4, 2015 were $5.3 million and $6.9 million for the Legacy Zebra segment and $12.6 million and $22.2 million for the Enterprise segment, respectively. The Company expects additional charges related to the Acquisition through the end of 2016.

As of December 31, 2014, the Company incurred the following exit and restructuring costs related to 2014 organization design changes, Location Solutions business management structure and manufacturing operations relocation and restructuring (in thousands):

Type of Cost	Cost incurred through December 31, 2013	Costs incurred for the twelve months ended December 31, 2014	Total costs incurred as of December 31, 2014
Severance, stay bonuses, and other employee-related expenses	$6,650	$5,991	$12,641
Professional services	180	16	196
Relocation and transition costs	20	0	20

Total	$6,850	$6,007	$12,857

A rollforward of the exit and restructuring accruals is as follows (in thousands):

	Three Months Ended July 4, 2015	Three Months Ended June 28, 2014	Six Months Ended July 4, 2015	Six Months Ended June 28, 2014
Balance at the beginning of period	$8,241	$329	$6,830	$1,252
Charged to earnings	17,949	287	29,118	554
Cash paid	(8,496)	(114)	(18,254)	(1,304)

Balance at the end of period	$17,694	$502	$17,694	$502

Liabilities related to exit and restructuring activities are included in accrued liabilities and other long-term liabilities. Payments of the related, long-term liabilities will be completed by August 2019.

Note 11 – Derivative Instruments

The Company conducts business on a multinational basis in a wide variety of foreign currencies; as such, the Company manages these risks using derivative financial instruments. The exposure to market risk for changes in foreign currency exchange rates arises from cross-border financing activities between subsidiaries and foreign currency denominated monetary assets and liabilities. The objective is to preserve the economic value of non-functional currency denominated cash flows. Therefore, the goal is to hedge transaction exposures with natural offsets to the fullest extent possible and, once these opportunities have been exhausted, through foreign exchange forward and option contracts with third parties.

The Company entered into a credit agreement which provides for a term loan of $2.2 billion (“Term Loan”) and a revolving credit facility of $250.0 million (“Revolving Credit Facility”). See Note 13 Long-Term Debt. As such, the Company has exposure to market risk for changes in interest expense calculated off of variable interest rates on the term facility that was used to fund the Acquisition. The Company entered into forward interest rate swaps to hedge a portion of the interest rate risk associated with the Term Loan.

The fair value of the forward starting interest rate swap contracts is estimated using market quoted forward interest rates for the London Interbank Offered Rate (“LIBOR”) at the balance sheet date and the application of such rates subject to the interest rate swap terms. In accordance with ASC 815, “Derivative and Hedging,” the Company recognizes derivative instruments as either assets or liabilities on the balance sheet and measures them at fair value. Gains and losses resulting from changes in fair value are accounted for depending on the use of the derivative and whether it is designated as and qualifies for hedge accounting. The Company’s master netting and other similar arrangements with the respective counterparties allow for net settlement under certain conditions, which are designed to reduce credit risk by permitting net settlement with the same counterparty.

Credit and Market Risk

Financial instruments, including derivatives, expose the Company to counterparty credit risk for nonperformance and to market risk related to interest and currency exchange rates. The Company manages its exposure to counterparty credit risk through specific minimum credit standards, diversification of counterparties, and procedures to monitor concentrations of credit risk. Its counterparties in derivative transactions are commercial banks with significant experience using derivative instruments. The Company monitors the impact of market risk on the fair value and cash flows of its derivative and other financial instruments considering reasonably possible changes in interest rates and currency exchange rates and restricts the use of derivative financial instruments to hedging activities. The Company continually monitors the creditworthiness of its customers to which it grants credit terms in the normal course of business. The terms and conditions of the Company’s credit sales are designed to mitigate or eliminate concentrations of credit risk with any single customer.

Fair Value of Derivative Instruments

The Company has determined that derivative instruments for hedges that have traded but have not settled are considered Level 1 in the fair value hierarchy, and hedges that have not traded are considered Level 2 in the fair value hierarchy. Derivative instruments are used to manage risk and are not used for trading or other speculative purposes, nor does the Company use leveraged derivative financial instruments. The foreign currency exchange contracts are valued using broker quotations or market transactions, in either the listed or over-the-counter markets.

Hedging of Net Assets

The Company uses forward contracts to manage exposure related to its British pound, Canadian dollar, Czech Koruna, Brazilian Real and Euro denominated net assets. Forward contracts typically mature within three months after execution of the contracts. The Company records gains and losses on these contracts and options in income each quarter along with the transaction gains and losses related to its net asset positions, which would ordinarily offset each other.

Summary financial information related to these activities included in the Company’s consolidated statements of operations as other (expense) income is as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Realized (loss) gain from foreign exchange derivatives	$(933)	$516	$3,370	$541
Gain (loss) on net foreign currency assets	12,185	(473)	(19,309)	(790)

Foreign exchange gain (loss)	$11,252	$43	$(15,939)	$(249)

	As of
	July 4, 2015		December 31, 2014
Notional balance of outstanding contracts (in thousands):
British pound/US dollar		£15,882		£4,574
Euro/US dollar		€171,446		€40,218
British pound/ Euro		£11,482		£0
US dollar /Canadian dollar		$38,315		$0
Czech Koruna /US dollar	Kč	266,579	Kč	0
Brazilian Real /US dollar	R$	44,485	R$	0
Net fair value of outstanding contracts		$206		$250

Hedging of Anticipated Sales

The Company manages the exchange rate risk of anticipated Euro denominated sales using purchased collar or put options, forward contracts, and participating forwards. The Company designates these contracts as cash flow hedges which mature within twelve months after the execution of the contracts. Gains and losses on these contracts are deferred in other comprehensive income until the contracts are settled and the hedged sales are realized. The deferred gains or losses will then be reported as an increase or decrease to sales.

Summary financial information related to the cash flow hedges within comprehensive income is as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Change in unrealized (losses) gains on anticipated sales hedging:
Gross	$(5,802)	$999	$(3,691)	$1,779
Income tax expense (benefit)	(1,160)	223	(739)	390

Net	$(4,642)	$776	$(2,952)	$1,389

Summary financial information related to the cash flow hedges of future revenues is as follows (in thousands, except percentages):

	As of
	July 4, 2015	December 31, 2014
Notional balance of outstanding contracts versus the dollar	€98,120	€88,969
Hedge effectiveness	100%	100%

	Three Months Ended		Six Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Net gains (losses) included in revenue	$4,833	$(957)	$11,268	$(1,928)

Forward Contracts

The Company records its forward contracts at fair value on its consolidated balance sheets as a current asset or liability, depending upon the fair value calculation as detailed in Note 4 Fair Value Measurements. The amounts recorded on the consolidated balance sheets are as follows (in thousands):

	As of
	July 4, 2015	December 31, 2014
Assets:
Prepaid expenses and other current assets	$4,567	$9,318

Total	$4,567	$9,318

Liabilities:
Accrued liabilities	$677	$0

Total	$677	$0

Forward Interest Rate Swaps

The forward interest rate swaps hedge the interest rate risk associated with the variable interest payments on the Company’s Term Loan that was used to fund the Acquisition.

In June 2014, the Company entered into a commitment letter for a new variable rate credit facility to fund the Acquisition and also entered into two tranches of floating-to-fixed forward interest rate swaps (“Original Swaps”). These Original Swaps were used to economically hedge interest rate risk associated with the variable rate commitment until July 30, 2014, and as such, changes in their fair value were recognized in earnings in other expense (income). Effective July 30, 2014, the Original Swaps were designated as cash flow hedges of interest rate exposure associated with variability in future cash flows on the variable rate commitment. On October 27, 2014, the variable rate commitment was funded and the Company entered into a Term Loan that accrues interest at a variable rate of LIBOR (subject to a floor of 0.75% per annum) plus a margin of 4.0%. On October 30, 2014, the Company discontinued hedge accounting for the Original Swaps due to the syndication of the Original Swaps to a group of commercial banks (“Syndicated Swaps”), which resulted in their termination. The changes in fair value of the Original Swaps between July 30, 2014 and their termination were included in other comprehensive (loss) income, and any ineffectiveness was insignificant. The amounts included in other comprehensive (loss) income will be amortized to earnings in other expense (income) as the interest payments under the Term Loan affect earnings. The Syndicated Swaps were not designated as hedges and the changes in fair value are recognized in earnings in other expense (income).

On November 20, 2014, the Company entered into additional floating-to-fixed forward starting interest rate swaps (“New Swaps”) and designated these as cash flow hedges of interest rate exposure associated with variability in future cash flows on its Term Loan. To offset the impact to earnings of the changes in fair value of the Syndicated Swaps, the Company also entered into fixed-to-floating forward starting interest rate swaps (“Offsetting Swaps”), which were not designated in a hedging relationship and the changes in the fair value are recognized in earnings in other income (expense). Changes in fair value of the New Swaps that are designated as cash flow hedges and are effective at offsetting variability in the future cash flows on the Company’s Term Loan are recognized in other comprehensive (loss) income. Ineffectiveness is immediately recognized in earnings.

The location of the forward interest rate swaps designated in a hedge relationship is as follows (in thousands):

	As of
	July 4, 2015	December 31, 2014
Other long-term liabilities	$8,819	$2,170
Hedge effectiveness	100%	100%

The forward interest rate swaps not designated in a hedging relationship are recorded in a net liability position of $14.5 million as of July 4, 2015 and December 31, 2014 in the Consolidated Balance Sheets.

The gross and net amounts offset at July 4, 2015 were as follows (in thousands):

	Gross Fair Value	Counterparty Offsetting	Net Fair Value in the Consolidated Balance Sheets
Counterparty A	$8,435	$3,622	$4,813
Counterparty B	3,194	839	2,355
Counterparty C	3,328	917	2,411
Counterparty D	6,216	1,775	4,441
Counterparty E	3,167	837	2,330
Counterparty F	3,136	829	2,307
Counterparty G	4,674	0	4,674

Total	$32,150	$8,819	$23,331

The volume of the New Swaps designated in a hedge relationship is as follows (in thousands):

	As of
	July 4, 2015	December 31, 2014
Notional balance of outstanding contracts	$3,339,000	$3,339,000

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

Year 2015	$1,010,000
Year 2016	697,000
Year 2017	544,000
Year 2018	544,000
Year 2019	272,000
Year 2020	272,000

Notional balance of outstanding contracts	$3,339,000

The (loss) gain recognized on the forward interest rate swaps not designated in a hedge relationship is as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
(Loss) gain on forward interest-rate swaps	$(1,653)	$(2,433)	$36	$(2,433)

The (loss) gain recognized in other comprehensive income (loss) on the forward interest rate swaps designated in a hedging relationship is as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Change in unrealized gains (losses) on forward interest rate swap hedging:
Gross	$5,115	$0	$(6,619)	$0
Income tax expense (benefit)	1,951	0	(2,732)	0

Net	$3,164	$0	$(3,887)	$0

No significant gain (loss) was reclassified from accumulated other comprehensive (loss) income into interest expense on the forward interest rate swaps designated in a hedging relationship during the three and six month periods ended July 4, 2015 and June 28, 2014.

At July 4, 2015, the Company expects that approximately $7.8 million in losses on the forward interest rate swaps designated in a hedging relationship will be reclassified from accumulated other comprehensive loss into earnings during the next four quarters.

Note 12 – Warranty

In general, the Company provides warranty coverage of one year on mobile computing products and WLAN products. Advanced data capture products are warranted from one to five years, depending on the product. Printers are warranted for one year against defects in material and workmanship. Thermal printheads are warranted for six months and batteries are warranted for one year. Battery-based products, such as location tags, are covered by a ninety-day warranty. A provision for warranty expense is recorded at the time of sale and is adjusted quarterly based on historical warranty experience.

The following table is a summary of the Company’s accrued warranty obligation (in thousands):

	Six Months Ended
	July 4, 2015	June 28, 2014
Balance at the beginning of period	$24,666	$4,125
Warranty expense	16,126	3,648
Warranty payments	(15,401)	(3,587)

Balance at the end of period	$25,391	$4,186

Note 13 – Long-Term Debt

Private Offering

On October 15, 2014, the Company completed a private offering of $1.05 billion aggregate principal of 7.25% Senior Notes due October 15, 2022. The Senior Notes yielded an effective interest rate of 7.61% at issuance. The Senior Notes are governed by the terms of an indenture, dated as of October 15, 2014, by and among the Company and U.S. Bank National Association, as Trustee. Interest on the Senior Notes is payable in cash on April 15 and October 15 of each year.

The Indenture covering the Senior Notes contains certain various restrictive and affirmative covenants. In addition, the Senior Notes are guaranteed jointly and severally, on a senior and unsecured basis by the Company’s direct and indirect wholly-owned existing and future domestic restricted subsidiaries, subject to certain exceptions.

Credit Facilities

Borrowings under the Term Loan bear interest at a variable rate plus an applicable margin, subject to an all-in floor of 4.75%. As of July 4, 2015, the Term Loan interest rate was 4.75%. Interest payments are payable quarterly. The Company has entered into interest rate swaps to manage interest rate risk on its long-term debt. See Note 11 Derivative Instruments.

The credit agreement requires the Company to prepay the Term Loan and Revolving Credit Facility, under certain circumstances or transactions defined in the credit agreement. Also, the Company may make optional prepayments of the Term Loans, in whole or in part, without premium or penalty. The Company made such optional principal prepayments of $50.0 million, $30.0 million and $50.0 million on March 15, 2015, May 13, 2015 and July 2 2015, respectively. Unless satisfied by further optional prepayments, the Company is required to make scheduled principal payments of $2.0 million on March 31, 2021, $5.5 million on June 30, 2021, and $5.5 million on September 30, 2021, with the balance of $2.057 billion due on October 27, 2021.

The Revolving Credit Facility is available for working capital and other general corporate purposes including letters of credit. The amount (including letters of credit) shall not exceed $250.0 million. As of July 4, 2015, the Company had established letters of credit amounting to $3.1 million, which reduced funds available for other borrowings under the agreement to $246.9 million. The Revolving Credit Facility will mature and the commitments thereunder will terminate on October 27, 2019.

Borrowings under the Revolving Credit Facility bear interest at a variable rate plus an applicable margin. As of July 4, 2015, the Revolving Credit Facility interest rate was 3.25%. Interest payments are payable quarterly. As of July 4, 2015 and December 31 2014, the Company did not have any borrowings against the Revolving Credit Facility.

The Credit Facilities contains various restrictive and affirmative covenants and are collateralized by a security interest in substantially all of the Company’s assets as defined in the security agreement and guaranteed by its direct and indirect wholly-owned existing and future domestic restricted subsidiaries, subject to certain exceptions.

The following table summarizes the carrying value of the Company’s debt (in thousands):

	As of
	July 4, 2015		December 31, 2014
Senior Notes	$1,050,000		$1,050,000
Term Loan	2,070,000		2,200,000
Less debt issuance costs Less unamortized discounts	(28,022 (51,617	) )	(29,785 (59,516	) )

Total outstanding debt	3,040,361		3,160,699
Current maturities of long-term debt Less: current portion of unamortized discounts	0 0		16,500 (8,978)
Less: current portion of debt issuance costs	0		(3,313)

Total short-term debt	0		4,209

Long-term debt, less current maturities	$3,040,361		$3,156,490

The estimated fair value of the Company’s long-term debt approximated $3.2 billion at July 4, 2015 and $3.3 billion at December 31, 2014. These fair value amounts represent the estimated value at which the Company’s lenders could trade its debt within the financial markets and does not represent the settlement value of these long-term debt liabilities to the Company. The fair value of the long-term debt will continue to vary each period based on fluctuations in market interest rates, as well as changes to the Company’s credit ratings. This methodology resulted in a Level 2 classification in the fair value hierarchy.

Note 14 – Contingencies

The Company is subject to a variety of investigations, claims, suits and other legal proceedings that arise from time to time in the ordinary course of business, including but not limited to, intellectual property, employment, tort and breach of contract matters. The Company currently believes that the outcomes of such proceedings, individually and in the aggregate, will not have a material adverse impact on its business, cash flows, financial position, or results of operations. Any legal proceedings are subject to inherent uncertainties, and the Company’s view of these matters and its potential effects may change in the future.

In re Symbol Technologies, Inc. Securities Litigation

In connection with the acquisition of the Enterprise business from Motorola Solutions, Inc., the Company acquired Symbol Technologies, Inc., a subsidiary of Motorola Solutions. A putative federal class action lawsuit, Waring v. Symbol Technologies, Inc., et al., was filed on August 16, 2005 against Symbol Technologies, Inc. and two of its former officers in the United States District Court for the Eastern District of New York by Robert Waring. After the filing of the Waring action, several additional purported class actions were filed against Symbol and the same former officers making substantially similar allegations (collectively, the “New Class Actions”). The Waring action and the New Class Actions were consolidated for all purposes and on April 26, 2006, the Court appointed the Iron Workers Local # 580 Pension Fund as lead plaintiff and approved its retention of lead counsel on behalf of the putative class. On August 30, 2006, the lead plaintiff filed a Consolidated Amended Class Action Complaint (the “Amended Complaint”), and named additional former officers and directors of Symbol as defendants. The lead plaintiff alleges that the defendants misrepresented the effectiveness of Symbol’s internal controls and forecasting processes, and that, as a result, all of the defendants violated Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and the individual defendants violated Section 20(a) of the Exchange Act. The Amended Complaint alleges that it was damaged by the decline in the price of Symbol’s stock following certain purported corrective disclosures and seeks unspecified damages. By orders entered on June 25 and August 3, 2015, the court granted lead plaintiff’s motion for class certification, certifying a class of investors that includes those that purchased Symbol common stock between April 29, 2003 and August 1, 2005. The parties have substantially completed fact discovery. Pursuant to the Court’s current scheduling order, expert discovery is expected to be completed by January 15, 2016, and dispositive motions are to be filed by February 12, 2016. The Company establishes an accrued liability for loss contingencies related to legal matters when the loss is both probable and estimable. In addition, for some matters for which a loss is probable or reasonably possible, an estimate of the amount of loss or range of loss is not possible, and we may be unable to estimate the possible loss or range of losses that could potentially result from the application of non-monetary remedies. Currently, the Company is unable to reasonably estimate the amount of reasonably possible losses for this matter.

Note 15 – Earnings per Share

Earnings per share were computed as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Weighted average shares:
Basic weighted average shares outstanding	50,917	50,606	50,798	50,509
Effect of dilutive securities outstanding	0	672	0	620

Diluted weighted average and equivalent shares outstanding	50,917	51,278	50,798	51,129

Basic per share amounts:
Net (loss) income	$(76,258)	$27,557	$(101,555)	$69,163
Basic weighted average shares outstanding	50,917	50,606	50,798	50,509
Per share amount	$(1.50)	$0.54	$(2.00)	$1.37
Diluted per share amounts:
Net (loss) income	$(76,258)	$27,557	$(101,555)	$69,163
Diluted weighted average and equivalent shares outstanding	50,917	51,278	50,798	51,129
Per share amount	$(1.50)	$0.54	$(2.00)	$1.35

Potentially dilutive securities consist primarily of stock appreciation rights (SARs) with an exercise price greater than the average market closing price of the Class A common stock. Due to a net loss for the second quarter and first half of 2015, restricted stock and warrants were anti-dilutive and therefore excluded from the earnings per share calculation. These excluded shares are as follows:

	Three Months Ended		Six Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Potentially dilutive shares	1,152,000	166,000	1,018,000	166,000

Note 16 – Equity-Based Compensation

The Company has an equity-based compensation plan and an employee stock purchase plan under which shares of the Company’s common stock are available for future grants and sales. The Company recognizes compensation costs using the straight-line method over the vesting period upon grant of up to five years.

Pre-tax equity-based compensation expense recognized in the statements of operations was $17.5 million and $7.1 million for the six month periods ended July 4, 2015 and June 28, 2014, respectively. Tax related benefits of $3.1 million and $2.4 million were also recognized for the six-month periods ended July 4, 2015 and June 28, 2014, respectively.

The Company issued 421,733 and 400,538 shares in connection with equity-based compensation and employee stock purchase programs during the six months ended July 4, 2015 and June 28, 2014 respectively.

The fair value of equity-based compensation is estimated on the date of grant using a binomial model. Volatility is based on an average of the implied volatility in the open market and the annualized volatility of the Company’s stock prices over its entire stock history. Stock option grants in the table below include both stock options, all of which were non-qualified, and stock appreciation rights (SARs) that will be settled in the Company stock or cash. Restricted stock grants are valued at the market closing price on the grant date. The following table shows the weighted-average assumptions used for grants of SARs as well as the fair value of the grants based on those assumptions:

	Six Months Ended
	July 4, 2015	June 28, 2014
Expected dividend yield	0%	0%
Forfeiture rate	10.24%	10.32%
Volatility	33.98%	34.92%
Risk free interest rate	1.53%	1.73%
Range of interest rates	0.02% - 2.14%	0.02% - 2.61%
Expected weighted-average life	5.32 years	5.36 years
Fair value of SARs granted	$11,324,000	$4,211,000
Weighted-average grant date fair value of SARs granted (per underlying share)	$35.25	$25.02

Stock option activity was as follows:

	Six Months Ended July 4, 2015
Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of year	415,960	$40.19
Exercised	(171,666)	43.49
Expired	(1,550)	51.62

Outstanding at end of period	242,744	37.78	2.3 Years	$14.0 million

Exercisable at end of period	242,744	37.78	2.3 Years	$14.0 million

Intrinsic value of exercised options	$8,384,000

SARs activity was as follows:

	Six Months Ended July 4, 2015
SARs	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of year	1,292,142	$42.20
Granted	321,244	108.05
Exercised	(156,366)	40.76
Forfeited	(13,032)	61.72

Outstanding at end of period	1,443,988	56.83	7.3 years	$59.7 million

Exercisable at end of period	755,871	35.91	5.8 years	$44.9 million

Intrinsic value of exercised SARs	$9,684,000

Restricted stock award activity was as follows:

	Six Months Ended July 4, 2015
Restricted Stock Awards	Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of year	691,621	$60.06
Granted	179,900	107.89
Released	(240,616)	51.81
Forfeited	(31,189)	70.62

Outstanding at end of period	599,716	$77.20

Performance share award activity was as follows:

	Six Months Ended July 4, 2015
Performance Share Awards	Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of year	374,180	$61.38
Granted	111,235	75.93
Released	(120,000)	38.67
Forfeited	(20,804)	72.98

Outstanding at end of period	344,611	$73.48

Restricted stock unit activity was as follows:

Six Months Ended July 4, 2015
Restricted Stock Units	Shares
Outstanding at beginning of year	41,964
Granted	11,618
Released	(8,541)
Forfeited	(3,820)

Outstanding at end of period	41,221

Performance stock unit activity was as follows:

Six Months Ended July 4, 2015
Performance Stock Units	Shares
Outstanding at beginning of year	10,345
Granted	283
Forfeited	(1,272)

Outstanding at end of period	9,356

As of July 4, 2015 total unearned compensation costs related to the Company’s equity based compensation plans was $64.0 million which will be amortized over the weighted average remaining service period of 2.9 years.

The fair value of the purchase rights issued to the Company’s employees under the stock purchase plan is estimated using the following weighted-average assumptions for purchase rights granted. Expected lives of three months to one year have been used along with these assumptions.

	Six Months Ended
	July 4, 2015	June 28, 2014
Fair market value	$82.68	$60.06
Option price	$78.55	$57.06
Expected dividend yield	0%	0%
Expected volatility	27%	34%
Risk free interest rate	0.04%	0.06%

Note 17 – Income Taxes

The Company recognized a tax benefit of $9.3 million for the six-months ended July 4, 2015 compared to a tax expense of $15.4 million for the corresponding period in the prior year. The Company’s effective tax rates were 8.4% and 18.2% as of July 4, 2015 and June 28, 2014, respectively. The Company’s effective tax rate was lower than the federal statutory rate of 35% primarily due to pre-tax losses in the United States in excess of pre-tax income in various non-US jurisdictions, which was offset by the corporate structure realignment. The Company’s effective tax rate in 2014 benefited from lower taxes on income in various non-US jurisdictions.

Since the date of the Enterprise acquisition, the Company has been executing its integration plan for the Enterprise business (the “Integration Plan”). The Company anticipates completing the Integration Plan as soon as practicable and expects that the Integration Plan will allow the combined businesses to achieve further synergies and cost savings associated with the acquisition. As part of the Integration Plan, the Company began realigning certain acquired assets of the Enterprise business with and into the Company’s corporate structure and business model. The realignment resulted in a discrete charge of approximately $31.6 million in the second quarter of 2015.

Note 18 – Other Comprehensive (Loss) Income

Stockholders’ equity includes certain items classified as accumulated other comprehensive (loss) income (AOCI), including:

•	Unrealized gains (losses) on anticipated sales hedging transactions relate to derivative instruments used to hedge the currency exchange rates for forecasted euro sales. These hedges are designated as cash flow hedges, and the Company defers income statement recognition of gains and losses until the hedged transaction occurs. See Note 11 Derivative Instruments for more details.

•	Unrealized gains (losses) on forward interest rate swaps hedging transactions refer to the hedging of the interest rate risk associated with the variable rate commitment entered into for the Acquisition. See Note 11 Derivative Instruments for more details.

•	Unrealized gains (losses) on investments are deferred from Statement of Operations recognition until the gains or losses are realized.

•	Foreign currency translation adjustment relates to the Company’s non-U.S. subsidiary companies that have designated a functional currency other than the U.S. dollar. The Company is required to translate the subsidiary functional currency financial statements to dollars using a combination of historical, period-end, and average foreign exchange rates. This combination of rates creates the foreign currency translation adjustment component of other comprehensive income.

The components of other comprehensive (loss) income (OCI) the three months ended July 4, 2015 and June 28, 2014 are as follows (in thousands):

2015	As of April 4, 2015	Balance recognized in OCI	Balance reclassified from AOCI to income		Three Months ended July 4, 2015	As of July 4, 2015
Unrealized gains (losses) on anticipated sales hedging transactions:
Gross	$8,770	$(969)	$(4,833	)(1)	$(5,802)	$2,968
Income tax (benefit)	1,754	(165)	(995)		(1,160)	594

Net	7,016	(804)	(3,838)		(4,642)	2,374

Unrealized (losses) gains on forward interest rate swaps hedging transactions:
Gross	(23,803)	5,115	0	(2)	5,115	(18,688)
Income tax (benefit)	(9,053)	1,951	0		1,951	(7,102)

Net	(14,750)	3,164	0		3,164	(11,586)

Unrealized gains (losses) on investments:
Gross	77	0	0	(3)	0	77
Income tax (benefit)	(254)	0	0		0	(254)

Net	331	0	0		0	331

Foreign currency translation adjustment (5)	(8,233)	576	(9,108	)(4)	(8,532)	(16,765)

Total accumulated other comprehensive (loss) gain	$(15,636)	$2,936	$(12,946)		$(10,010)	$(25,646)

2014	As of March 29, 2014	Balance recognized in OCI	Balance reclassified from AOCI to income		Three Months ended June 28, 2014	As of June 28, 2014
Unrealized (losses) gains on anticipated sales hedging transactions:
Gross	$(1,593)	$182	$817	(1)	$999	$(594)
Income tax (benefit)	(342)	48	175		223	(119)

Net	(1,251)	134	642		776	(475)

Unrealized gains (losses) on investments:
Gross	51	468	7	(3)	475	526
Income tax (benefit)	(19)	122	5		127	108

Net	70	346	2		348	418

Foreign currency translation adjustment (5)	(8,006)	(29)	0	(4)	(29)	(8,035)

Total accumulated other comprehensive (loss) gain	$(9,187)	$451	$644		$1,095	$(8,092)

(1)	Transfers of unrealized gains and (losses) from AOCI to income on anticipated sales hedging transactions are included in net sales of tangible products.

(2)	Transfers from AOCI to income and (losses) on forward interest rate swaps hedging transactions are reported in forward swaps gain.
(3)	Transfers of unrealized gains and (losses) from AOCI to income on investments are included in investment income.
(4)	Transfers of foreign currency translation gains and (losses) from AOCI to income, are included in foreign exchange income (loss).
(5)	Unrealized foreign currency translation adjustments related to translation of foreign denominated balance sheets are not presented net of tax given that no deferred U.S. income taxes have been provided on the undistributed earnings of non-U.S. subsidiaries because they are deemed to be permanently reinvested.

The components of other comprehensive income (loss) for the six months ended July 4, 2015 and June 28, 2014 are as follows (in thousands):

2015	As of December 31, 2014	Balance recognized in OCI	Balance reclassified from AOCI to income		Six Months ended July 4, 2015	As of July 4, 2015
Unrealized gain (losses) on anticipated sales hedging transactions:
Gross	$6,658	$7,577	$(11,268	)(1)	$(3,691)	$2,968
Income tax (benefit)	1,332	1,543	(2,282)		(739)	594

Net	5,326	6,034	(8,986)		(2,952)	2,374

Unrealized (losses) gains on forward interest rate swaps hedging transactions:
Gross	(12,069)	(6,619)	0	(2)	(6,619)	(18,688)
Income tax (benefit)	(4,370)	(2,732)	0		(2,732)	(7,102)

Net	(7,699)	(3,887)	0		(3,887)	(11,586)

Unrealized gains (losses) on investments:
Gross	102	0	(25	)(3)	(25)	77
Income tax (benefit)	(245)	0	(9)		(9)	(254)

Net	347	0	(16)		(16)	331

Foreign currency translation adjustment (5)	(6,521)	4,164	(14,408	)(4)	(10,244)	(16,765)

Total accumulated other comprehensive (loss) gain	$(8,547)	$6,311	$(23,410)		$(17,099)	$(25,646)

2014	As of December 31, 2013	Balance recognized in OCI	Balance reclassified from AOCI to income		Six months ended June 28, 2014	As of June 28, 2014
Unrealized (losses) gains on hedging transactions:
Gross	$(2,373)	$(30)	$1,809	(1)	$1,779	$(594)
Income tax (benefit)	(509)	1	389		390	(119)

Net	(1,864)	(31)	1,420		1,389	(475)

Unrealized (losses) gains on investments:
Gross	(151)	751	(74	)(3)	677	526
Income tax (benefit)	(73)	201	(20)		181	108

Net	(78)	550	(54)		496	418

Foreign currency translation adjustments (5)	(7,839)	(203)	7	(4)	(196)	(8,035)

Total accumulated other comprehensive (loss) gain	$(9,781)	$316	$1,373		$1,689	$(8,092)

(1)	Transfers of unrealized gains and (losses) from AOCI to income on anticipated sales hedging transactions are included in net sales of tangible products.

(2)	Transfers from AOCI to income and (losses) on forward interest rate swaps hedging transactions are reported in forward swaps gain.
(3)	Transfers of unrealized gains and (losses) from AOCI to income on investments are included in investment income.
(4)	Transfers of foreign currency translation gains and (losses) from AOCI to income, are included in foreign exchange income (loss).
(5)	Unrealized foreign currency translation adjustments related to translation of foreign denominated balance sheets are not presented net of tax given that no deferred U.S. income taxes have been provided on the undistributed earnings of non-U.S. subsidiaries because they are deemed to be permanently reinvested.

Note 19 – Segment Information

Subsequent to the Acquisition, the Company has two reportable segments: Legacy Zebra (“Z”) and Enterprise (“E”). Segment assets are not reviewed by the Company’s chief operating decision maker and therefore are not disclosed below:

	Three Months Ended		Six Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Net Sales:
Z – Net sales	$320,817	$288,421	$652,460	$576,689
E – Net sales	573,393	0	1,140,567	0

Total segment net sales	894,210	288,421	1,793,027	576,689
Corporate, eliminations (1)	(4,436)	0	(10,069)	0

Total	$889,774	$288,421	$1,782,958	$576,689

Operating income (loss):
Z – Operating income	$62,013	$56,419	$139,462	$117,706
E – Operating income	42,849	0	96,744	0

Total segment operating income	104,862	56,419	236,206	117,706
Corporate, eliminations (2)	(118,665)	(23,354)	(230,235)	(31,233)

Total	$(13,803)	$33,065	$5,971	$86,473

(1)	Amounts included in Corporate, eliminations consist of purchase accounting adjustments related to the Acquisition.
(2)	Amounts included in Corporate, eliminations consist of purchase accounting adjustments not reported in segments; amortization expense, acquisition/ integration expense and exit and restructuring costs.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company is a global leader respected for innovation and reliability. The Company’s Enterprise Asset Intelligence products and services give organizations real-time visibility, actionable insights to drive better decisions and quicker actions and more effective collaboration anytime. Its products and services allow its customers to manage assets, transactions and people more effectively, resulting in improved operational efficiency, better customer experience, more effective security and achievement of other objectives.

In October 2014, the Company acquired the Enterprise business (“Enterprise”) from Motorola Solutions Inc., excluding iDEN, for $3.45 billion in cash. The transaction was funded by $200 million of cash-on-hand and $3.25 billion in new debt. Enterprise is an industry leader in mobile computing and data capture products. It also provides wireless LAN products, in addition to repair, maintenance, integration and device management services. As a result of this acquisition, the Company has enhanced its position as a leading global provider of visibility solutions that deliver greater productivity for businesses of all sizes.

The Company provides products and services in approximately 100 countries, with 122 facilities and approximately 6,800 employees worldwide. The consolidated financial statements (and other data) reflect the results of operations and financial position of the Company, including the addition of Enterprise from the date of acquisition.

Segments

Commencing with the acquisition of Enterprise in October 2014, the Company’s operations consist of two reportable segments: Legacy Zebra and Enterprise.

Legacy Zebra

The Legacy Zebra segment is an industry leader in barcode printing and asset tracking technologies. Its major product lines include barcode printers, printer suppliers, and maintenance and support services. Other product lines include location solutions and software. Industries served include retail, transportation and logistics, manufacturing, healthcare and other end markets within the following regions: North America, Europe, Middle East, Africa, Asia Pacific and Latin America.

Enterprise

The Enterprise segment is an industry leader in mobile computing and advanced data capture technologies and provides services in North America, Europe, Middle East, Africa, Asia Pacific and Latin America. Its major product lines include mobile computing, data capture, services and WLAN, which service retail, transportation and logistics, and manufacturing industries and other end markets.

Geographic Information

For the first six months of 2015, the Company recorded $1,783.0 million of net sales in its consolidated statements of operations, of which approximately 48.0% were attributable to North America; approximately 33.3% were attributable to Europe, Middle East, and Africa and other foreign locations accounting for the remaining 18.7%.

Consolidated Results of Operations

The following tables present key statistics for the Company’s operations for the three and six months ended July 4, 2015 and June 28, 2014, respectively (in thousands except for percentages).

	Three Months Ended				Six Months Ended
	July 4, 2015	June 28, 2014	$ Change	% Change	July 4, 2015	June 28, 2014	$ Change	% Change
Net Sales	$889,774	$288,421	$601,353	208.5%	$1,782,958	$576,689	$1,206,269	209.2%
Gross Profit	392,878	142,169	250,709	176.3%	802,400	290,107	512,293	176.6%
Operating Expenses	406,681	109,104	297,577	272.7%	796,429	203,634	592,795	291.1%

Operating (Loss) Income	$(13,803)	$33,065	$(46,868)	(141.7%)	$5,971	$86,473	$(80,502)	(93.1%)

Gross Margin	44.2%	49.3%			45.0%	50.3%

	Three Months Ended				Six Months Ended
	July 4, 2015	June 28, 2014	$ Change	% Change	July 4, 2015	June 28, 2014	$ Change	% Change
Europe	$303,382	$94,200	$209,182	222.1%	$593,926	$185,639	$408,287	219.9%
Latin America	55,161	25,204	29,957	118.9%	108,446	50,844	57,602	113.3%
Asia-Pacific	117,466	40,334	77,132	191.2%	223,849	78,301	145,548	185.9%

Total International	476,009	159,738	316,271	198.0%	926,221	314,784	611,437	194.2%
North America	413,765	128,683	285,082	221.5%	856,737	261,905	594,832	227.1%

Total Sales	$889,774	$288,421	$601,353	208.5%	$1,782,958	$576,689	$1,206,269	209.2%

Results for the three months ended July 4, 2015 as compared to the prior year’s second quarter were primarily impacted by the acquisition of Enterprise in October 2014. For the three months ended July 4, 2015, the acquisition increased the Company’s net sales by $569.0 million and gross profit by $232.7 million, respectively, and increased operating expenses by $300.1 million and decreased operating income by $67.4 million. Excluding the effect of the acquisition, consolidated net sales and gross profit increased $32.4 million and 11.2% and $18.0 million and 12.7%, respectively, reflecting a higher volume of sales primarily from the following product lines: printers and location solutions. These increases are partially offset by the effect in foreign currency, net of hedges, on sales and gross profit of $9.7 million and $7.1 million, respectively, primarily due to the strengthened US dollar against the euro. Additionally, gross margin as a percentage of sales was 49.9%, excluding the effect of the acquisition, compared to 49.3% in the comparable prior year quarter. The driver of this increase in gross margin was as a result of higher sales within the North America, Europe and Asia-Pacific regions, change in mix and reduced product costs, partially offset by the effect in foreign currency, net of hedges.

For the six months ended July 4, 2015, the acquisition increased the Company’s net sales by $1,130.5 million, gross profit by $470.8 million, operating expenses by $591.8 and decreased operating income by $120.9 million. Excluding the effect of the acquisition, consolidated net sales and gross profit increased by $75.8 million and 13.1% and $41.5 million and 14.3%, respectively, reflecting a higher volume of sales primarily from the following product lines: printers and location solutions. These increases are partially offset by the effect in foreign currency, net of hedges, on sales and gross profit of $12.2 million and $7.2 million, respectively, primarily due to the strengthened US dollar against the euro. Gross margin as a percent of sales, excluding the effect of the acquisition, was 50.8% compared to 50.3% in the comparable six months ended June 28, 2014. The driver of this increase in gross margin was as result of higher sales within the North America, Europe and Asia-Pacific regions, change in mix and reduced product costs partially offset by the effect in foreign currency, net of hedges.

Operating expenses for the three months and six months ended July 4, 2015, excluding the effect of the acquisition and exit and restructuring costs, were $101.2 million and $197.7 million, respectively, compared to $88.5 million and $177.8 million in the prior year. As a percentage of sales, operating expenses were 31.6% as of the three month ended July 4, 2015 versus 30.8% in the prior year comparable quarter; the increase is primarily due to additional investments made to support business growth. As a percentage of sales, operating expenses of 30.3% as of the six months ended July 4, 2015 were down from 31.0% as of the six months ended June 28, 2014 primarily due to the benefits of increased operating leverage.

Operating income for the three and six months ended July 4, 2015, excluding the effect of the acquisition and exit and restructuring costs, increased $5.3 million and 9.8% and $21.5 million and 19.2%, respectively, compared to the prior period comparable quarter and year.

The increase as of the three months ended July 4, 2015 compared to the three months ended June 28, 2014 is primarily due to higher sales and gross profit, partially offset by higher operating expenses and the effect in foreign currency, net of hedges primarily due to the strengthened US dollar against the euro.

The increase for the six months ended July 4, 2014 compared to the six months ended June 28, 2014 is primarily due to higher sales, gross profit and lower operating expenses as a percentage of sales partially offset by the effect in foreign currency, net of hedges primarily due to the strengthened US dollar against the euro.

Results of Operations by Segment

The following commentary should be read in conjunction with the financial results of each operating business segment as detailed in Note 19 Segment Information in the Notes to the Consolidated Financial Statements. The segment results exclude purchase accounting adjustments, amortization, acquisition, integration, and exit and restructuring costs (in thousands except percentages).

Legacy Zebra Segment

	Three Months Ended				Six Months Ended
	July 4, 2015	June 28, 2014	$ Change	% Change	July 4, 2015	June 28, 2014	$ Change	% Change
Net Sales	$320,817	$288,421	$32,396	11.2%	$652,460	$576,689	$75,771	13.1%
Gross Profit	160,211	142,169	18,042	12.7%	331,563	290,107	41,456	14.3%
Operating Expenses	98,198	85,750	12,448	14.5%	192,101	172,401	19,700	11.4%

Operating Income	$62,013	$56,419	$5,594	9.9%	$139,462	$117,706	$21,756	18.5%

Gross Margin	49.9%	49.3%			50.8%	50.3%

Net sales for the three and six months ended July 4, 2015 increased 11.2% and 13.1%, respectively, in comparison to last year primarily due to an increased demand for printing products as well as location solutions’ products. Regionally, sales were up in all regions compared to the prior year periods, with the strongest growth in North America and Europe, Middle East & Africa. Foreign currency movements, net of hedging activities, have had an unfavorable impact to sales of $12.2 million for the first half of 2015.

Gross margin as a percentage of sales was 49.9% for the three months ended July 4, 2015 compared to the comparable prior period of 49.3%. This increase in margins reflects the favorable impact of higher sales, favorable mix, lower product costs offset partially by hedges.

Gross margin was 50.8% for the six months ended July 4, 2015, compared to 50.3% in the comparable period in 2014. The increase in gross profit margin was principally due to increased volume leverage on fixed costs and lower product costs, partially offset by the strengthened U.S. dollar.

Operating income for the second quarter and first half increased 9.9% and 18.5%, respectively, as a result of higher sales and gross profit partially offset by increases in operating expenses. Operating expenses increased in the second quarter compared to the prior year primarily to support business growth. However, for the first half of 2015, operating expenses as a percent of sales has declined compared to the first half of 2014 due to the benefits of increased operating leverage.

Enterprise Segment

	Three Months Ended				Six Months Ended
	July 4, 2015	June 28, 2014	$ Change	% Change	July 4, 2015	June 28, 2014	$ Change	% Change
Net Sales	$573,393	$0	$573,393	100%	$1,140,567	$0	$1,140,567	100%
Gross Profit	238,005	0	238,005	100%	482,600	0	482,600	100%

Operating Expenses	195,156	0	195,156	100%	385,856	0	385,856	100%
Operating Income	$42,849	$0	$42,849	100%	$96,744	$0	$96,744	100%

Gross Margin	41.5%				42.3%

On October 27, 2014, the Company acquired Enterprise, a provider of industry-leading data capture, mobile computing and wireless LAN solutions.

For the three and six months ended July 4, 2015, net sales for Enterprise were $573.4 million and $1,140.6 million, respectively. Overall sales in the second quarter were up 1.1% compared to the first quarter of 2015. Data capture, mobile computing and repair services in the North America and Europe, Middle East and Africa regions generated the majority of the sales for the quarter as well as the first half of the year. Compared to the first quarter, second quarter sales in Europe, Middle East and Africa and Asia Pacific regions were sequentially higher.

Gross profit margin was lower than the first quarter of 2015 by 1.6% due to rebranding of Motorola products, other costs not expected to recur and less favorable mix of mobile computer products sold than in the prior period. The margin in services improved compared to the first quarter of 2015 due to lower repair costs.

Enterprise’s operating income for the second quarter and first half of 2015 was $42.8 million and $96.7 million, respectively. This reflects operating expenses of $195.2 million and $385.9 million for the second quarter and first half of 2015, respectively. Operating expenses in the second quarter were 34.0% of sales comparable to 33.6% in the first quarter of 2015.

Consolidated other income (expense)

The Company’s non-operating income and expense items are summarized in the following table (in thousands except percentages):

	Three Months Ended				Six Months Ended
Other Income (Expense)	July 4, 2015	June 28, 2014	$ Change	% Change	July 4, 2015	June 28, 2014	$ Change	% Change
Investment Income (Loss)	$1,575	$379	$1,196	315.6%	$1,378	$800	$578	72.3%
Foreign Exchange Income (Loss)	11, 252	43	11, 209	NM	(15, 939)	(249)	(15, 690)	NM
Forward Interest Rate Swaps (Loss) Gain	(1,653)	(2,433)	780	32.1%	36	(2,433)	2,469	101.5%
Interest Expense	(49,331)	0	(49,331)	100%	(100,296)	0	(100,296)	100.0%
Other Net	(707)	(57)	(650)	NM	(1, 980)	(49)	(1,931)	NM

Total Other (Expense) Income	$(38, 864)	$(2,068)	$(36, 796)	NM	$(116,801)	$(1,931)	$(114, 870)	NM

Foreign Exchange Loss

The Company recognized a foreign exchange gain of $11.3 million for the quarter as a result of foreign currency movements on net monetary assets. The Company also recognized a $15.9 million loss for the six months ended July 4, 2015 as a result of changes in value of non-US dollar assets and liabilities that were not hedged during the period.

Interest Expense

Interest expense was $49.3 million for the quarter and $100.3 million for the six months ended July 4, 2015 reflecting the indebtedness incurred related to the Acquisition.

Income Taxes (in thousands except percentages)

	Three Months Ended				Six Months Ended
Income Taxes	July 4, 2015	June 28, 2014	$ Change	% Change	July 4, 2015	June 28, 2014	$ Change	% Change
Total Income Taxes expense / (benefit)	23,591	3,440	20,151	585.8%	(9,275)	15,379	(24,654)	(160.3%)

In the second quarter of 2015, the Company recognized a tax expense of $23.6 million compared to a tax expense of $3.4 million for the corresponding period in the prior year. In the first half of 2015, the Company recognized a tax benefit of $9.3 million compared to a tax expense of $15.4 million for the corresponding period in the prior year The Company’s effective tax rates were 8.4% and 18.2% as of July 4, 2015 and June 28, 2014, respectively. The Company’s effective tax rate was lower than the federal statutory rate of 35% in 2015 primarily due to pre-tax losses in the Unites States in excess of pre-tax income in various non-US jurisdictions, which was offset by corporate structure realignment. The Company’s effective tax rate in 2014 benefited from lower taxes on income in various non-US jurisdictions.

Since the date of the Enterprise acquisition, the Company has been executing its integration plan for the Enterprise business (the “Integration Plan”). The Company anticipates completing the Integration Plan as soon as practicable and expects that the Integration Plan will allow the combined businesses to achieve further synergies and cost savings associated with the acquisition. As part of the Integration Plan, the Company began realigning certain acquired assets of the Enterprise business with and into the Company’s corporate structure and business model. The realignment resulted in a discrete charge of approximately $31.6 million in the second quarter of 2015.

Liquidity and Capital Resources

In connection with the Acquisition in October 2014, the Company incurred indebtedness totaling $3.25 billion. As of July 4, 2015, the Company had cash of $204.9 million and long-term debt totaling $3.0 billion and did not have any borrowings against its revolving credit facility with $246.9 million available ($250.0 million less $3.1 million of letters of credit). See Note 13 Long-Term Debt in the Notes to the Consolidated Financial Statements for further details. The primary factors that influence liquidity include, but are not limited to, the amount and timing of revenues, cash collections from customers, capital expenditures and acquisitions of third parties. The Company believes that existing capital resources and funds generated from operations are sufficient to meet anticipated capital requirements and service its indebtedness. The following table summarizes the Company’s cash flow activities for the periods indicated (in thousands except percentages):

	Six Months Ended
Cash Flow	July 4, 2015	June 28, 2014	$ Change	% Change
Operating Activities	19,512	109,913	(90,401)	-82.2%
Investing Activities	(72,147)	(113,942)	41,795	36.7%
Financing Activities	(120,637)	11,658	(132,295)	NM
Effect of Exchange Rates on Cash	(15,760)	(107)	(15,653)	NM

Net (Decrease) Increase in Cash	(189,032)	7,522	(196,554)	NM

The change in the Company’s cash and cash equivalents balance is reflective of the following:

Operating activities

During the first half of 2015, the Company had cash provided by operating cash flows of $19.5 million compared to $109.9 million in the prior year. The decrease in net cash provided by operating activities is primarily a result of lower net income and increased working capital requirements, specifically increased cash payments for accounts payable and income taxes partially offset by improved accounts receivable collections.

Investing Activities

Net cash used in investing activities during the first half of 2015 includes additional consideration of $48.8 million paid to MSI in relation to the opening cash balance and capital expenditures of $49.3 million which consist primarily of investments in the Company’s corporate office, lab equipment and IT infrastructure. Reflecting the Company’s changing capital structure, net cash used for investing activities reflects $25.1 million and $150.8 million of proceeds from the sale of investments in marketable securities during the first half of 2015 and 2014, respectively and purchases of marketable securities of $276.4 million during the first half of 2014.

Financing Activities

On March 15, 2015, May 13, 2015 and July 2, 2015, the Company made principal prepayments of $50.0 million, $30.0 million and $50.0 million (totaling $130.0 million) under its term loan. Proceeds received from the exercise of stock options and stock purchase plan purchases were $11.5 million this year compared to $8.7 million last year reflecting increased option exercises and ESPP purchases. The taxes paid related to net share settlement of equity awards were $13.3 million this year compared to $1.0 million last year reflecting more restricted stock traded. The excess tax benefit from equity -based compensation was $11.1 million this year compared to $3.9 million last year.

The following table shows the Company’s level of indebtedness and other information as of July 4, 2015 (in thousands):

Senior Notes	$1,050,000
Term Loan	2,070,000
Less Debt Issuance Costs	(28,022)
Less Unamortized Discounts	(51,617)

Total Indebtedness	$3,040,361

Private Offering

On October 15, 2014, the Company completed a private offering of $1.05 billion aggregate principal of 7.25% Senior Notes due October 15, 2022 (the “Senior Notes”). The Senior Notes yielded an effective interest rate of 7.61% at issuance. The Senior Notes are governed by the terms of an indenture, dated as of October 15, 2014, by and among the Company and U.S. Bank National Association, as Trustee. Interest on the Senior Notes is payable in cash on April 15 and October 15 of each year.

The Indenture covering the Senior Notes contains certain restrictive and affirmative covenants. In addition, the Senior Notes are guaranteed jointly and severally, on a senior and unsecured basis, by the Company’s direct and indirect wholly-owned existing and future domestic restricted subsidiaries, subject to certain exceptions.

Credit Facilities

On October 27, 2014, the Company entered into a new credit agreement which provides for a term loan of $2.2 billion (“Term Loan”) and a revolving credit facility of $250.0 million (“Revolving Credit Facility”). Borrowings under the Term Loan bear interest at a variable rate plus an applicable margin, subject to an all-in floor of 4.75%. As of July 4, 2015, the Term Loan interest rate was 4.75%. Interest payments are payable quarterly. The Company has entered into interest rate swaps to manage interest rate risk on its long-term debt. See Note 11 Derivative Instruments.

The credit agreement requires the Company to prepay the Term Loan and Revolving Credit Facility, under certain circumstances or transactions defined in the credit agreement. Also, the Company may make optional prepayments of the Term Loan, in whole or in part, without premium or penalty. The Company made such optional principal prepayments of $50.0 million, $30.0 million and $50.0 million on March 15, 2015, May 13, 2015 and July 2, 2015, respectively. Unless satisfied by further optional prepayments, the Company is required to make scheduled principal payments of $2.0 million on March 31, 2021, $5.5 million beginning June 30, 2021, and $5.5 million on September 30, 2021, with the balance of $2.057 billion due on October 27, 2021.

Borrowings under the Revolving Credit Facility bear interest at a variable rate plus an applicable margin. As of July 4, 2015, the Revolving Credit Facility interest rate was 3.25%. Interest payments are payable quarterly. As of July 4, 2015 and December 31 2014, the Company did not have any borrowings against the Revolving Credit Facility.

The Revolving Credit Facility contains various restrictive and affirmative covenants and is collateralized by a security interest in substantially all of the Company’s assets as defined in the security agreement and guaranteed by its direct and indirect wholly-owned existing and future domestic restricted subsidiaries, subject to certain exceptions. The Company is in compliance with the covenants as of July 4, 2015.

Certain domestic subsidiaries of the Company (the “Guarantor Subsidiaries”) guarantee the Senior Notes, the Term Loan and the Revolving Credit Facility on a senior basis: For the six months ended July 4, 2015, the non-Guarantor Subsidiaries would have (a) accounted for approximately 44.1% of the Company’s total revenue and (b) held approximately 11.7% or $610.2 million of its total assets and approximately 9.6%, or $411.5 million of its total liabilities including trade payables but excluding intercompany liabilities.

The Company had $155.9 million as of July 4, 2015, and $301.3 million as of June 28, 2014 of foreign cash and investments, which were primarily invested in U.S. dollar-denominated holdings.

Management believes that existing capital resources and funds generated from operations are sufficient to finance anticipated capital requirements.

Significant Customer

The net sales to significant customers as a percentage of total net sales were as follows:

	Six Months Ended
	July 4, 2015	June 28, 2014
Customer A	17.0%	15.4%
Customer B	10.1%	12.5%
Customer C	8.5%	11.8%

No other customer accounted for 10% or more of total net sales during these periods. The customers disclosed above are distributors (i.e. not end users) of the Company’s products.

Safe Harbor

Forward-looking statements contained in this filing are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995 and are highly dependent upon a variety of important factors which could cause actual results to differ materially from those expressed or implied in such forward looking statements. These forward-looking statements are based on current expectations, forecasts and assumptions and are subject to the risks and uncertainties inherent in the Company’s industry, market conditions, general domestic and international economic conditions, and other factors. These factors include:

•	Market acceptance of the Company’s products and solutions and competitors’ product and solution offerings and the potential effects of technological changes,

•	The effect of global market conditions, including North America, Latin America, Asia Pacific, Europe, Middle East and Africa and other regions in which the Company does business,

•	The Company’s ability to control manufacturing and operating costs,

•	Risks related to the manufacturing of the Company’s products in countries outside the United States as well as business operations in countries outside the United States, including the risk of depending on key suppliers who are also in countries outside the United States,

•	The Company’s ability to purchase sufficient materials, parts and components to meet customer demand, particularly in light of global economic conditions,

•	The availability of credit and the volatility of capital markets, which may also affect the Company’s suppliers and customers,

•	Success of integrating acquisitions, including the Enterprise business the Company acquired in October 2014 from Motorola Solutions, Inc.,

•	Interest rate and financial market conditions,

•	The impact of the percentage of cash and cash equivalents held outside the United States,

•	The effect of natural disasters on the Company’s business,

•	The impact of changes in governmental policies, laws or regulations in the United States and outside the United States,

•	Foreign exchange rates due to the large percentage of the Company’s international sales and operations,

•	The outcome of litigation in which the Company is involved, particularly litigation or claims related to infringement of third-party intellectual property rights, and

•	The outcome of any future tax matters.

When used in this document and documents referenced, the words “anticipate,” “believe,” “estimate,” “will” and “expect” and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. Readers of this report are encouraged to review Item 1A, “Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2014, for a further discussion of issues that could affect the Company’s future results. The Company undertakes no obligation, other than as may be required by law, to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this report.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There were no material changes in the Company’s market risk during the quarter ended July 4, 2015. For additional information on market risk, refer to the “Quantitative and Qualitative Disclosures About Market Risk” section of the Form 10-K for the year ended December 31, 2014.

In the normal course of business, portions of the Company’s operations are subject to fluctuations in currency values. The Company manages these risks using derivative financial instruments. See Note 11 Derivative Instruments to the Consolidated Financial Statements included in this report for further discussion of derivative instruments.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company has conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this Form 10-Q. The evaluation was conducted under the supervision of its Disclosure Committee, and with the participation of management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company has concluded that its disclosure controls and procedures were not effective as of July 4, 2015, as a result of a material weakness identified in the first quarter of 2015 related to the process to review and prepare its quarterly income tax provision.

Changes in Internal Control over Financial Reporting

As noted in the 2014 Form 10-K, in connection with the Company’s initial reviews of internal controls for Enterprise, the Company had identified certain internal control deficiencies related to Enterprise. The Company continues to identify and review the internal controls of the Enterprise business and is establishing a plan of remediation that is consistent with its obligation to assess the effectiveness of Enterprise’s internal controls over financial reporting as of December 31, 2015.

Management and the Board of Directors are committed to the continued improvement of the Company’s overall system of internal controls over financial reporting and have begun efforts this quarter to implement additional controls and procedures to remediate the review and preparation process relating to its quarterly income tax provision. While the Company has begun efforts to implement additional controls in its tax provision process, the Company needs to prove sustained effectiveness of these controls to fully remediate the weakness. The Company expects to fully remediate the aforementioned material weakness before year-end.

The identification, review, assessment and remediation of internal control deficiencies is overseen by senior management and the Audit Committee of the Board of Directors, and is undertaken primarily through the integration of processes and procedures with existing Company processes and procedures, development and implementation of formal policies, improved processes and documented procedures, as well as the hiring of additional finance and tax personnel.

During the quarter covered by this report, there have been no other changes in the internal controls that have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

Inherent Limitations on the Effectiveness of Controls

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, does not expect that the disclosure controls and procedures or the internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 14 – Contingencies to the Consolidated Financial Statements included in this report.

Item 1A.	Risk Factors

There have been no material changes to the risk factors included in the Company’s Annual Report for the year ended December 31, 2014, other than the risk identified below entitled “The Company has identified a material weakness in its internal control over financial reporting which could, if not remediated, result in material misstatements in its financial statements.” In addition to the additional risk factor below and the other information included in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2014. The risks described in the Annual Report on Form 10-K could materially adversely affect the Company’s business, financial condition or future results. The risks described in the Annual Report are not the only risks facing the company. Additional risks and uncertainties not currently known to the Company or that the Company currently considers immaterial also may materially adversely affect its business, financial condition, and/or operating results.

The Company has identified a material weakness in its internal control over financial reporting which could, if not remediated, result in material misstatements in its financial statements.

The Company’s management is responsible for establishing and maintaining adequate internal controls over its financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act. As disclosed in Item 4 of Part I of this report, the Company identified in the first quarter of 2015 a material weakness in its internal control over financial reporting related to the process to review and prepare its quarterly income tax provision. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. As a result of this material weakness, the Company’s management concluded that its internal control over financial reporting was not effective as of the last day of the period covered by this report. The Company is actively engaged in developing a remediation plan designed to address this material weakness. If the remedial measures are insufficient to address the material weakness or if additional material weaknesses or significant deficiencies in the internal control are discovered or occur in the future, the consolidated financial statements may contain material misstatements and the Company could be required to restate its financial results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Treasury Shares

The Company did not purchase shares of its Class A Common Stock during the second quarter of 2015.

On November 2011, the Company’s Board authorized the purchase of up to an additional 3,000,000 shares under the purchase plan program and the maximum number of shares that may yet be purchased under the program is 665,475. The November 2011 authorization does not have an expiration date.

During the second quarter of 2015, the Company acquired 134,312 shares of its Class A Common Stock through the withholding of shares necessary to satisfy tax withholding obligations upon the vesting of restricted stock awards. These shares were acquired at an average price of $95.91 per share.

Item 6.	Exhibits

10.1	Form of 2015 performance-vested equity agreement for CEO

10.2	Form of 2015 performance-vested equity agreement for employees other than CEO

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from Zebra Technologies Corporation Quarterly Report on Form 10-Q, for the quarter ended July 4, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the consolidated balance sheets; (ii) the consolidated statements of operations; (iii) the consolidated statements of comprehensive (loss) income; (iv) the consolidated statements of cash flows; and (v) notes to consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZEBRA TECHNOLOGIES CORPORATION

Date: August 13, 2015	By:	/s/ Anders Gustafsson
Anders Gustafsson
Chief Executive Officer

Date: August 13, 2015	By:	/s/ Michael C. Smiley
Michael C. Smiley
Chief Financial Officer