Form 10-Q
period 2015-10-03
ZEBRA TECHNOLOGIES CORP
filed 2015-11-12
CIK 877212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2015

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

As of October 30, 2015, there were 52,100,278 shares of Class A Common Stock, $.01 par value, outstanding.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

QUARTER ENDED October 3, 2015

PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share amounts)

	October 3, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$258,022	$393,950
Investments and marketable securities	0	24,385
Accounts receivable, net	625,777	670,402
Inventories, net	408,158	394,176
Deferred income taxes	103,442	122,772
Income tax receivable	10,760	12,988
Prepaid expenses and other current assets	83,096	53,377

Total Current assets	1,489,255	1,672,050

Property and equipment at cost, less accumulated depreciation and amortization	291,754	255,092
Goodwill	2,488,501	2,489,510
Other intangibles, net	816,933	1,029,293
Other long-term assets	92,547	93,121

Total Assets	$5,178,990	$5,539,066

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$314,279	$326,524
Accrued liabilities	379,261	421,070
Deferred revenue	203,792	196,213
Current portion of long-term debt	0	4,209
Income taxes payable	1,592	4,518

Total Current liabilities	898,924	952,534
Long-term debt	3,043,225	3,156,490
Long-term deferred tax liability	128,033	199,853
Long-term deferred revenue	109,203	115,847
Other long-term liabilities	85,577	74,434

Total Liabilities	4,264,962	4,499,158

Stockholders’ Equity:
Preferred stock, $.01 par value; authorized 10,000 shares; none issued	0	0
Class A common stock, $.01 par value; authorized 150,000 shares; issued 72,152 shares	722	722
Additional paid-in capital	187,091	147,090
Treasury stock at cost, 20,039 and 20,498 shares at October 3, 2015 and December 31, 2014, respectively	(632,231)	(634,664)
Retained earnings	1,404,802	1,535,307
Accumulated other comprehensive loss	(46,356)	(8,547)

Total Stockholders’ Equity	914,028	1,039,908

Total Liabilities and Stockholders’ Equity	$5,178,990	$5,539,066

See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Net sales:
Net sales of tangible products	$787,441	$282,643	$2,304,698	$814,584
Revenue from services and software	128,832	20,629	394,533	65,377

Total Net sales	916,273	303,272	2,699,231	879,961

Cost of sales:
Cost of sales of tangible products	403,520	141,842	1,195,902	409,253
Cost of services and software	98,697	9,924	286,873	29,095

Total Cost of sales	502,217	151,766	1,482,775	438,348

Gross profit	414,056	151,506	1,216,456	441,613

Operating expenses:
Selling and marketing	120,217	36,781	367,443	107,952
Research and development	100,340	25,225	295,844	71,792
General and administrative	67,235	24,741	203,030	79,453
Amortization of intangible assets	58,499	2,597	189,788	7,936
Acquisition and integration costs	37,010	35,326	94,507	60,617
Exit and restructuring costs	5,734	(120)	34,852	434

Total Operating expenses	389,035	124,550	1,185,464	328,184

Operating income	25,021	26,956	30,992	113,429

Other (expense) income:
Foreign exchange loss	(5,255)	(83)	(21,194)	(332)
Interest (expense)/income	(45,002)	171	(145,262)	(2,368)
Other, net	(306)	(2,238)	(908)	(1,381)

Total Other expenses	(50,563)	(2,150)	(167,364)	(4,081)

(Loss) income before income taxes	(25,542)	24,806	(136,372)	109,348
Income tax expense (benefit)	3,408	9,861	(5,867)	25,240

Net (loss) income	$(28,950)	$14,945	$(130,505)	$84,108

Basic (loss) earnings per share	$(0.57)	$0.29	$(2.56)	$1.66
Diluted (loss) earnings per share	$(0.57)	$0.29	$(2.56)	$1.64
Basic weighted average shares outstanding	51,152	50,835	50,926	50,615
Diluted weighted average and equivalent shares outstanding	51,152	51,461	50,926	51,251

See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Amounts in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Net (loss) income	$(28,950)	$14,945	$(130,505)	$84,108
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on anticipated sales hedging transactions	(2,811)	5,133	(5,763)	6,522
Unrealized (loss) on forward interest rate swaps hedging transactions	(6,560)	(781)	(10,447)	(781)
Unrealized holding (loss) gain on investments	(256)	240	(272)	736
Foreign currency translation adjustment	(11,083)	(191)	(21,327)	(387)

Comprehensive (loss) income	$(49,660)	$19,346	$(168,314)	$90,198

See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Nine Months Ended
	October 3, 2015	September 27, 2014
Cash flows from operating activities:
Net (loss) income	$(130,505)	$84,108
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	240,418	27,223
Amortization of debt issuance cost and discount	12,526	0
Equity-based compensation	25,270	10,304
Impairment of long-term investment	0	2,333
Excess tax benefit from equity-based compensation	(11,463)	(5,779)
Deferred income taxes	(37,662)	4,509
Unrealized (gain) loss on forward interest rate swaps	(3,397)	2,248
All other, net	11,793	135
Changes in assets and liabilities, net of businesses acquired:
Accounts receivable	41,027	(10,810)
Inventories	(25,953)	(18,606)
Other assets	(32,795)	(10,859)
Accounts payable	8,169	7,975
Accrued liabilities	2,470	21,160
Deferred revenue	7,495	2,667
Income taxes	12,619	6,664
Other operating activities	(4,151)	6,406

Net cash provided by operating activities	115,861	129,678

Cash flows from investing activities:
Purchases of property and equipment	(87,371)	(20,023)
Acquisition of businesses, net of cash acquired	(51,889)	0
Proceeds from sale of long-term investments	3,009	0
Purchases of long-term investments	(168)	(1,870)
Purchases of investments and marketable securities	(726)	(384,134)
Maturities of investments and marketable securities	0	44,158
Proceeds from sales of investments and marketable securities	24,852	211,975

Net cash used in investing activities	(112,293)	(149,894)

Cash flows from financing activities:
Payment of debt	(130,000)	0
Proceeds from exercise of stock options and stock purchase plan purchases	14,357	13,090
Taxes paid related to net share settlement of equity awards	(13,028)	(1,126)
Excess tax benefit from equity-based compensation	11,463	5,779

Net cash (used in) provided by financing activities	(117,208)	17,743

Effect of exchange rate changes on cash	(22,288)	(140)

Net decrease in cash and cash equivalents	(135,928)	(2,613)
Cash and cash equivalents at beginning of period	393,950	62,827

Cash and cash equivalents at end of period	$258,022	$60,214

Supplemental disclosures of cash flow information:
Income taxes paid, net	$31,593	$12,656
Interest paid	118,151	0

See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Basis of Presentation

Management prepared these unaudited interim consolidated financial statements for Zebra Technologies Corporation and subsidiaries (the “Company”) according to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. These financial statements do not include all of the information and notes required by United States generally accepted accounting principles (“GAAP”) for complete financial statements, although management believes that the disclosures are adequate to make the information presented not misleading. Therefore, these consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

In the opinion of the Company, these interim financial statements include all adjustments (of a normal, recurring nature) necessary to present fairly its consolidated balance sheet as of October 3, 2015, the consolidated statements of operations and consolidated statements of comprehensive (loss) income for the three and nine months ended October 3, 2015 and September 27, 2014, and the consolidated statements of cash flows for the nine months ended October 3, 2015 and September 27, 2014. These results, however, are not necessarily indicative of the results expected for the full year.

Reclassifications: Prior-period amounts differ from amounts previously reported because certain immaterial amounts in the prior year’s financial statements have been reclassified to conform to the current year’s presentation.

Note 2 – Recently Issued Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2015-03 “Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” This guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this ASU. This standard is effective for annual periods beginning after December 15, 2015 and interim periods within those annual periods. As permitted, the Company early adopted this ASU beginning in the second quarter of calendar year 2015. The impact of this ASU reduced both long-term assets and long-term debt by $27.2 million at October 3, 2015. It also reduced long-term assets, short-term debt and long-term debt by $29.8 million, $3.3 million, and $26.5 million, respectively, at December 31, 2014. This ASU has no impact on the consolidated statements of operations or cash flows.

In August 2015, the FASB issued ASU 2015-15 “Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line of Credit Arrangements- Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting (SEC Update).” This ASU indicates that the guidance in ASU 2015-03, discussed above, does not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of authoritative guidance within ASU 2015-03, the SEC staff has indicated that they would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. However, in conjunction with ASU 2015-03, the Company has elected to present debt issuance costs associated with its line-of-credit arrangement as a direct deduction from the carrying amount of its total debt liability regardless of whether there are any outstanding borrowings on the line-of-credit arrangement and amortizing these costs using the straight line method over its term. This ASU has no impact on the consolidated statements of operations or cash flows.

In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments,” which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. This update is to be applied prospectively and is effective for interim and annual periods beginning after December 15, 2015 with earlier adoption permitted. The Company elected to early adopt this ASU during the third quarter of 2015. See Note 3 to the Consolidated Financial Statements for additional information.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” The core principle is that a company should recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers: Deferral of the Effective Date” which deferred the effective date for all entities by one year so it is now effective for annual periods beginning after December 15,2017 and interim periods within those annual periods. Management is still assessing the impact of adoption on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-05, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” This update provides guidance to customers about whether a cloud computing arrangement includes a software license or should be accounted for differently. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance will not change generally accepted accounting principles for a customer’s accounting for service contracts. This update is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. Management is still assessing the impact of adoption on its consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory,” which changes the measurement principle for inventory from the lower of cost or market to the lower of cost or net realizable value for entities that measure inventory using first-in, first-out (FIFO) or average cost. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This ASU is effective for fiscal years beginning after December 15, 2016 and for interim periods therein. Management is still assessing the impact of adoption on its consolidated financial statements.

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

The Company financed the Acquisition through a combination of cash on hand and borrowings of $3.25 billion (the “Indebtedness”), including the sale of 7.25% senior notes due 2022 with an aggregate principal amount of $1.05 billion (the “Senior Notes”) and a credit agreement with various lenders that provided a term loan of $2.2 billion (the “Term Loan”) due 2021. See Note 13 Long-Term Debt. Consideration was paid in the form of cash to MSI in the amount of $3.45 billion.

During the nine months ended October 3, 2015, the Company paid additional consideration of $50.9 million to MSI in relation to the opening cash balance and settlement of working capital.

Acquired goodwill represents the consideration paid in excess of the fair value of the net tangible and intangible assets acquired. The Company paid this premium for a number of reasons, including acquiring an experienced workforce and enhanced technology capabilities as further described above. Currently, goodwill is assigned to the Enterprise segment. The final valuation of deferred income taxes as well as the assignment of goodwill to reporting units has not been completed as of the date these financial statements are issued.

The purchase price was allocated to identifiable tangible and intangible assets acquired and liabilities assumed based on their estimated fair values resulting in goodwill of $2.335 billion. See Note 7 Goodwill and Other Intangibles. During 2015, the Company adjusted certain preliminary values. The fair value adjustments resulted in a decrease of $14.0 million in assets, a decrease of $6.4 million in liabilities and a corresponding increase to goodwill of $7.6 million. Certain intangible assets including goodwill are denominated in foreign currency and, as such, include the effects of foreign currency translation.

The following table summarizes the preliminary estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition (in thousands):

Cash and cash equivalents	$100,338
Accounts receivable, net (1)	439,821
Inventories, net	263,526
Deferred income taxes	117,147
Other current assets	21,905
Property and equipment	123,365
Other intangibles, net	994,421
Other long-term assets	49,593
Deferred revenue	(172,135)
Tax liabilities	(9,410)
Other current liabilities (2)	(369,777)
Long-term deferred revenue	(102,633)
Unrecognized tax benefits	(9,526)
Other long-term liabilities	(24,884)
Long-term deferred income taxes	(211,851)

Total identifiable net assets	$1,209,900

(1)	Based on the purchase price allocations, accounts receivable estimated fair value is $439.8 million and gross contractual value is $460.6 million. The difference represents the Company’s best estimate of the contractual cash flows that will not be collected.
(2)	Other current liabilities include accounts payable, customer reserves, and employee compensation and related benefits.

ASU 2015-16 “Business Combinations (Topic 805):Simplifying the Accounting for Measurement-Period Adjustments”

During September 2015, the Company received a revised valuation report from a third party valuation firm. After reviewing the results of the valuation reports, the Company reduced the value of intangible assets $20.0 million, property and equipment $2.8 million and deferred revenue $0.4 million and increased inventory $1.5 million with a corresponding $21.7 million increase to goodwill. As discussed in Note 2 Recently Issued Accounting Pronouncements, the Company has adopted ASU 2015-16 “Business Combinations (Topic 805):Simplifying the Accounting for Measurement-Period Adjustments,” which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined.

The following table summarizes the fair value balance sheet adjustments recorded during the third quarter of 2015 as well as the amount of adjustments to the current period income statement line items relating to the income effects that would have been recognized in previous periods if the adjustments to provisional amounts were recognized as of the acquisition date (in thousands):

	Increase/ (decrease) in fair value		Effect on Income Before Income Taxes for the Three Months Ended
Balance Sheets		Statements of Operations	December 31, 2014	April 4, 2015	July 4, 2015	Total
Other intangibles	$(20,000)	Amortization of intangibles	$764	$1,146	$1,146	$3,056
Inventories	1,515	Cost of sales	(1,386)	(129)	—	(1,515)
Property and equipment	(2,801)	General and administrative	39	59	59	157
Deferred revenue	(372)	Net sales	39	36	28	103

Total	$(21,658)	Total	$(544)	$1,112	$1,233	$1,801

Note 4 – Fair Value Measurements

Financial assets and liabilities are to be measured using inputs from three levels of the fair value hierarchy in accordance with ASC Topic 820, “Fair Value Measurements.” Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into the following three broad levels:

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

Financial assets and liabilities carried at fair value as of October 3, 2015, are classified below (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Forward contracts (1)	$2,024	$1,807	$0	$3,831
Money market investments related to the deferred compensation plan	8,065	0	0	8,065

Total Assets at fair value	$10,089	$1,807	$0	$11,896

Liabilities:
Forward interest rate swap (2)	$0	$31,901	$0	$31,901
Liabilities related to the deferred compensation plan	8,065	0	0	8,065

Total Liabilities at fair value	$8,065	$31,901	$0	$39,966

Financial assets and liabilities carried at fair value as of December 31, 2014, are classified below (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
U.S. government and agency securities	$10,720	$0	$0	$10,720
Obligations of government-sponsored enterprises (3)	0	705	0	705
State and municipal bonds	0	5,179	0	5,179
Corporate securities	0	7,781	0	7,781

Investments subtotal	10,720	13,665	0	24,385
Forward contracts (1)	2,039	7,279	0	9,318
Money market investments related to the deferred compensation plan	6,008	0	0	6,008

Total Assets at fair value	$18,767	$20,944	$0	$39,711

Liabilities:
Forward interest rate swap (2)	$0	$16,718	$0	$16,718
Liabilities related to the deferred compensation plan	6,008	0	0	6,008

Total Liabilities at fair value	$6,008	$16,718	$0	$22,726

(1)	The fair value of forward contracts is calculated as follows:

a.	Fair value of a collar or put option contract associated with forecasted sales hedges is calculated using bid and ask rates for similar contracts.

b.	Fair value of regular forward contracts associated with forecasted sales hedges is calculated using the period-end exchange rate adjusted for current forward points.

c.	Fair value of hedges against net assets is calculated at the period end exchange rate adjusted for current forward points unless the hedge has been traded but not settled at period end. If this is the case, the fair value is calculated at the rate at which the hedge is being settled.

(2)	The fair value of forward interest rate swap is based upon a valuation model that uses relevant observable market inputs at the quoted intervals, such as forward yield curves, and is adjusted for the Company’s own credit risk and the interest rate swap terms.

(3)	Includes investments in notes issued by the Federal Home Loan Mortgage Corporation and the Federal Home Loan Bank.

The following is a summary of investments (in thousands):

	As of December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government and agency securities	$10,720	$0	$0	$10,720
Obligations of government-sponsored enterprises	705	0	0	705
State and municipal bonds	5,156	27	(4)	5,179
Corporate securities	7,779	12	(10)	7,781

Total investments	$24,360	$39	$(14)	$24,385

The carrying value for the Company’s financial instruments are classified as current assets (other than short-term investments) and current liabilities’ approximate fair value due to their short maturities.

Note 5 – Accounts Receivable

The components of accounts receivable, net are as follows (in thousands):

	As of
	October 3, 2015	December 31, 2014
Accounts receivable, gross	$631,756	$671,471
Accounts receivable reserves	(5,979)	(1,069)

Accounts receivable, net	$625,777	$670,402

Note 6 – Inventories

The components of inventories, net are as follows (in thousands):

	As of
	October 3, 2015	December 31, 2014
Raw material	$183,395	$139,647
Work in process	437	476
Finished goods	256,448	259,872

Inventories, gross	440,280	399,995
Inventory reserves	(32,122)	(5,819)

Inventories, net	$408,158	$394,176

Note 7 – Goodwill and Other Intangibles

In 2014, the Company acquired intangible assets in the amount of $994.4 million for developed technology, customer relationships and trade names associated with the Acquisition. These intangible assets have an estimated useful lives ranging from one to eight years. See Note 3 Business Combinations for specific information regarding the Acquisition.

Other intangibles, net, are as follows (in thousands):

	As of
	October 3, 2015	December 31,2014
Current technology	$22,521	$23,201
Trade names	40,300	40,300
Unpatented technology	270,000	280,000
Patents and patent rights	247,335	244,569
Customer relationships	517,933	532,591
Accumulated amortization	(281,156)	(91,368)

Other intangibles, net	$816,933	$1,029,293

Amortization of intangible assets was $189.8 million and $7.9 million for the nine months ended October 3, 2015 and September 27, 2014, respectively. Certain intangible assets including goodwill are denominated in foreign currency and, as such, include the effects of foreign currency translation.

In 2014, the Company acquired goodwill in the amount of $2.335 billion. See Note 3 Business Combinations for specific information regarding the Acquisition.

In the fourth quarter of 2013, the Company acquired all of the outstanding membership interests in Hart Systems, LLC (“Hart”). Hart which is a component within our Retail Solutions Group reporting unit, with total goodwill of $58.6 million as of October 3, 2015, performs its annual impairment test as of the first day of our fourth quarter. During the third quarter of 2015, management identified an indicator of impairment within the Retail Solutions Group reporting unit based on a change in forecasted revenue and earnings results. Based on this event, management performed “step one” of the goodwill impairment test in accordance with ASC 350, Intangibles – Goodwill and Other, on the Retail Solutions Group as of October 3, 2015. Based on this analysis, management determined that the fair value was less than the carrying value of the net assets for this reporting unit. The Company has not yet completed “step two” of the impairment test, and, as of the filing date of this Form 10-Q, impairment is possible but is not reasonably estimable.

Note 8 – Other Long-Term Assets

Other long-term assets consist of the following (in thousands):

	As of
	October 3, 2015	December 31,2014
Investments related to the deferred compensation plan	$8,065	$6,008
Long-term investments	30,180	31,759
Other long-term assets	25,561	22,652
Long-term trade receivable	12,752	16,985
Long-term notes receivable	14,231	14,231
Deposits	1,758	1,486

Total other long-term assets	$92,547	$93,121

The long-term investments are primarily in venture-capital backed technology companies, and the Company’s ownership interest is between 1.9% to 17.4%.

Note 9 –Accrued Liabilities

The components of accrued liabilities are as follows (in thousands):

	As of
	October 3, 2015	December 31,2014
Accrued payroll	$69,781	$73,582
Accrued warranty	23,991	24,666
Accrued taxes	8,336	11,446
Interest payable	53,376	34,727
Amount owed to seller- MSI	0	48,806
Restructuring liability	11,777	6,830
Customer reserves	33,429	39,201
Accrued other expenses	178,571	181,812

Total accrued liabilities	$379,261	$421,070

Note 10 – Costs Associated with Exit and Restructuring Activities

Total exit and restructuring charges of $40.4 million life to date specific to the Acquisition have been recorded through October 3, 2015: $8.0 million in the Legacy Zebra segment and $32.4 million in the Enterprise segment related to organizational design changes. See Note 3 Business Combinations for specific information regarding the Acquisition.

During the first nine months of 2015, the Company incurred exit and restructuring costs specific to the Acquisition as follows (in thousands):

Type of Cost	Cost incurred through December 31, 2014	Costs incurred for the nine months ended October 3, 2015	Total costs incurred as of October 3, 2015
Severance, stay bonuses, and other employee-related expenses	$5,557	$27,703	$33,260
Obligations for future lease payments	0	6,900	6,900
Professional services	16	249	265

Total	$5,573	$34,852	$40,425

Exit and restructuring charges for the three and nine month periods ended October 3, 2015 were $1.1 million and $8.0 million for the Legacy Zebra segment and $4.6 million and $26.9 million for the Enterprise segment, respectively. The Company expects additional charges related to the Acquisition through the end of 2016.

As of December 31, 2014, the Company incurred the following exit and restructuring costs related to 2014 organization design changes, Location Solutions business management structure and manufacturing operations relocation and restructuring, which included the Acquisition (in thousands):

Type of Cost	Cost incurred through December 31, 2013	Costs incurred for the twelve months ended December 31, 2014	Total costs incurred as of December 31, 2014
Severance, stay bonuses, and other employee-related expenses	$6,650	$5,991	$12,641
Professional services	180	16	196
Relocation and transition costs	20	0	20

Total	$6,850	$6,007	$12,857

A rollforward of the exit and restructuring accruals is as follows (in thousands):

	Three Months Ended October 3, 2015	Three Months Ended September 27, 2014	Nine Months Ended October 3, 2015	Nine Months Ended September 27, 2014
Balance at the beginning of period	$17,694	$502	$6,830	$1,252
Charged to earnings	5,734	(120)	34,852	434
Cash paid	(7,072)	29	(25,326)	(1,275)

Balance at the end of period	$16,356	$411	$16,356	$411

Liabilities related to exit and restructuring activities are included in accrued liabilities and other long-term liabilities. Payments of the related, long-term liabilities will be completed by October 2024.

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

Hedging of Net Assets

The Company uses forward contracts to manage exposure related to its British Pound, Canadian Dollar, Czech Koruna, Brazilian Real, Malaysian Ringgit and Euro denominated net assets. Forward contracts typically mature within three months after execution of the contracts. The Company records monetary gains and losses on these contracts and options in income each quarter along with the transaction gains and losses related to its net asset positions, which would ordinarily offset each other.

Summary financial information related to these activities included in the Company’s consolidated statements of operations as other (expense) income is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Realized gain (loss) from foreign exchange derivatives	$2,863	$3,211	$6,233	$3,752
(Loss) gain on net foreign currency assets	(8,118)	(3,294)	(27,427)	(4,084)

Foreign exchange (loss) gain	$(5,255)	$(83)	$(21,194)	$(332)

	As of
	October 3, 2015		December 31, 2014
Notional balance of outstanding contracts (in thousands):
British Pound/US dollar		£14,733		£4,574
Euro/US dollar		€124,802		€40,218
British Pound/Euro		£863		£0
Canadian Dollar/US dollar		$3,434		$0
Czech Koruna /US dollar	Kč	316,521	Kč	0
Brazilian Real /US dollar	R$	19,462	R$	0
Malaysian Ringgit /US dollar	RM	14,714	R$	0
Net fair value of outstanding contracts		$633		$250

Hedging of Anticipated Sales

The Company manages the exchange rate risk of anticipated Euro denominated sales using put options, forward contracts, and participating forwards. The Company designates these contracts as cash flow hedges which mature within twelve months after the execution of the contracts. Gains and losses on these contracts are deferred in other comprehensive income until the contracts are settled and the hedged sales are realized. The deferred gain or loss will then be reported as an increase or decrease to sales.

Summary financial information related to the cash flow hedges within comprehensive income is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Change in unrealized (loss) gain on anticipated sales hedging:
Gross	$(3,514)	$6,417	$(7,204)	$8,196
Income tax (benefit) expense	(703)	1,284	(1,441)	1,674

Net	$(2,811)	$5,133	$(5,763)	$6,522

Summary financial information related to the cash flow hedges of future revenues is as follows (in thousands, except percentages):

	As of
	October 3, 2015	December 31, 2014
Notional balance of outstanding contracts versus the dollar	€104,727	€88,969
Hedge effectiveness	100%	100%

	Three Months Ended		Nine Months Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Net gain (loss) included in revenue	$2,040	$421	$13,308	$(1,507)

Forward Contracts

The Company records its forward contracts at fair value on its consolidated balance sheets as a current asset or liability, depending upon the fair value calculation as detailed in Note 4 Fair Value Measurements. The amounts recorded on the consolidated balance sheets are as follows (in thousands):

	As of
	October 3, 2015	December 31, 2014
Assets:
Prepaid expenses and other current assets	$3,831	$9,318

Total	$3,831	$9,318

Forward Interest Rate Swaps

The forward interest rate swaps hedge the interest rate risk associated with the variable interest payments on the Company’s Term Loan that was used to fund the Acquisition.

In June 2014, the Company entered into a commitment letter for a new variable rate credit facility to fund the Acquisition and also entered into two tranches of floating-to-fixed forward interest rate swaps (“Original Swaps”). These Original Swaps were used to economically hedge interest rate risk associated with the variable rate commitment until July 30, 2014, and as such, changes in their fair value were recognized in earnings in other (expense) income. Effective July 30, 2014, the Original Swaps were designated as cash flow hedges of interest rate exposure associated with variability in future cash flows on the variable rate commitment. On October 27, 2014, the variable rate commitment was funded and the Company entered into a Term Loan that accrues interest at a variable rate of LIBOR (subject to a floor of 0.75% per annum) plus a margin of 4.0%. On October 30, 2014, the Company discontinued hedge accounting for the Original Swaps due to the syndication of the Original Swaps to a group of commercial banks (“Syndicated Swaps”), which resulted in their termination. The changes in fair value of the Original Swaps between July 30, 2014 and their termination were included in other comprehensive (loss) income and any ineffectiveness was insignificant. The amounts included in other comprehensive (loss) income will be amortized to earnings in other (expense) income as the interest payments under the Term Loan affect earnings. The Syndicated Swaps were not designated as hedges and the changes in fair value are recognized in earnings in other (expense) income.

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

The balance sheet position of the forward interest rate swaps designated in a hedge relationship is as follows (in thousands):

	As of
	October 3, 2015	December 31, 2014
Accrued liabilities	$633	$0
Other long-term liabilities	20,098	2,170
Hedge effectiveness	100%	100%

The forward interest rate swaps not designated in a hedging relationship are recorded in a net liability position of $11.2 million as of October 3, 2015 and $14.5 million December 31, 2014 in the Consolidated Balance Sheets.

The gross and net amounts offset at October 3, 2015 were as follows (in thousands):

	Gross Fair Value	Counterparty Offsetting	Net Fair Value in the Consolidated Balance Sheets
Counterparty A	$14,950	$8,416	$6,534
Counterparty B	5,209	2,013	3,196
Counterparty C	5,213	2,021	3,192
Counterparty D	10,498	4,244	6,254
Counterparty E	5,169	2,002	3,167
Counterparty F	5,213	2,035	3,178
Counterparty G	6,380	0	6,380

Total	$52,632	$20,731	$31,901

The volume of the New Swaps designated in a hedge relationship is as follows (in thousands):

	As of
	October 3, 2015	December 31, 2014
Notional balance of outstanding contracts	$3,339,000	$3,339,000

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

Year 2015	$1,010,000
Year 2016	697,000
Year 2017	544,000
Year 2018	544,000
Year 2019	272,000
Year 2020	272,000

Notional balance of outstanding contracts	$3,339,000

The gain (loss) recognized on the forward interest rate swaps not designated in a hedge relationship is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Interest income/(expense) on forward interest-rate swaps	$3,361	$185	$3,397	$(2,248)

The loss recognized in other comprehensive unrealized loss on the forward interest rate swaps designated in a hedging relationship is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Change in unrealized (losses) gains on forward interest rate swap hedging:
Gross	$(10,754)	$(1,224)	$(17,373)	$(1,224)
Income tax (benefit) expense	(4,194)	(443)	(6,926)	(443)

Net	$(6,560)	$(781)	$(10,447)	$(781)

No significant (loss) gain was reclassified from accumulated other comprehensive (loss) income into interest expense on the forward interest rate swaps designated in a hedging relationship during the three and nine month periods ended October 3, 2015 and September 27, 2014.

At October 3, 2015, the Company expects that approximately $10.5 million in losses on the forward interest rate swaps designated in a hedging relationship will be reclassified from accumulated other comprehensive loss into earnings during the next four quarters.

Note 12 – Warranty

In general, the Company provides warranty coverage of one year on Enterprise’s mobile computers and WLAN products. Advanced data capture products are warranted from one to five years, depending on the product. Printers are warranted for one year against defects in material and workmanship. Thermal printheads are warranted for six months and batteries are warranted for one year. Battery-based products, such as location tags, are covered by a ninety-day warranty. A provision for warranty expense is recorded at the time of sale and is adjusted quarterly based on historical warranty experience.

The following table is a summary of the Company’s accrued warranty obligation (in thousands):

	Nine Months Ended
	October 3, 2015	September 27, 2014
Balance at the beginning of period	$24,666	$4,125
Warranty expense	22,832	5,798
Warranty payments	(23,507)	(5,498)

Balance at the end of period	$23,991	$4,425

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

Credit Facilities

Borrowings under the Term Loan bear interest at a variable rate plus an applicable margin, subject to an all-in floor of 4.75%. As of October 3, 2015, the Term Loan interest rate was 4.75%. Interest payments are payable quarterly. The Company has entered into interest rate swaps to manage interest rate risk on its long-term debt. See Note 11 Derivative Instruments.

The credit agreement requires the Company to prepay the Term Loan and Revolving Credit Facility, under certain circumstances or transactions defined in the credit agreement. Also, the Company may make optional prepayments of the Term Loans, in whole or in part, without premium or penalty. The Company made such optional principal prepayments of $130.0 million during the nine months ended October 3, 2015. On November 3, 2015, the Company made an additional optional principal prepayment of $20.0 million. Unless satisfied by further optional prepayments, the Company is required to make a scheduled principal payment of $2.05 billion due on October 27, 2021.

The Revolving Credit Facility is available for working capital and other general corporate purposes including letters of credit. The amount (including letters of credit) shall not exceed $250.0 million. As of October 3, 2015, the Company had established letters of credit amounting to $3.2 million, which reduced funds available for other borrowings under the agreement to $246.8 million. The Revolving Credit Facility will mature and the commitments thereunder will terminate on October 27, 2019.

Borrowings under the Revolving Credit Facility bear interest at a variable rate plus an applicable margin. As of October 3, 2015, the Revolving Credit Facility interest rate was 3.25%. Interest payments are payable quarterly. As of October 3, 2015 and December 31 2014, the Company did not have any borrowings against the Revolving Credit Facility.

The Credit Facilities contains various restrictive and affirmative covenants and are collateralized by a security interest in substantially all of the Company’s assets as defined in the security agreement and guaranteed by its direct and indirect wholly-owned existing and future domestic restricted subsidiaries, subject to certain exceptions.

The following table summarizes the carrying value of the Company’s debt (in thousands):

	As of
	October 3, 2015	December 31, 2014
Senior Notes	$1,050,000	$1,050,000
Term Loan	2,070,000	2,200,000
Less debt issuance costs	(27,196)	(29,785)
Less unamortized discounts	(49,579)	(59,516)

Total outstanding debt	3,043,225	3,160,699
Current maturities of long-term debt	0	16,500
Less: current portion of unamortized discounts	0	(8,978)
Less: current portion of debt issuance costs	0	(3,313)

Total short-term debt	0	4,209

Long-term debt, less current maturities	$3,043,225	$3,156,490

The estimated fair value of the Company’s long-term debt approximated $3.2 billion at October 3, 2015 and $3.3 billion at December 31, 2014. These fair value amounts represent the estimated value at which the Company’s lenders could trade its debt within the financial markets and does not represent the settlement value of these long-term debt liabilities to the Company. The fair value of the long-term debt will continue to vary each period based on fluctuations in market interest rates, as well as changes to the Company’s credit ratings. This methodology resulted in a Level 2 classification in the fair value hierarchy.

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

In re Symbol Technologies, Inc. Securities Litigation

In connection with the Acquisition, the Company acquired Symbol Technologies, Inc., a subsidiary of Motorola Solutions. A putative federal class action lawsuit, Waring v. Symbol Technologies, Inc., et al., was filed on August 16, 2005 against Symbol Technologies, Inc. and two of its former officers in the United States District Court for the Eastern District of New York by Robert Waring. After the filing of the Waring action, several additional purported class actions were filed against Symbol and the same former officers making substantially similar allegations (collectively, the “New Class Actions”). The Waring action and the New Class Actions were consolidated for all purposes and on April 26, 2006, the Court appointed the Iron Workers Local # 580 Pension Fund as lead plaintiff and approved its retention of lead counsel on behalf of the putative class. On August 30, 2006, the lead plaintiff filed a Consolidated Amended Class Action Complaint (the “Amended Complaint”), and named additional former officers and directors of Symbol as defendants. The lead plaintiff alleges that the defendants misrepresented the effectiveness of Symbol’s internal controls and forecasting processes, and that, as a result, all of the defendants violated Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and the individual defendants violated Section 20(a) of the Exchange Act. The Amended Complaint alleges that it was damaged by the decline in the price of Symbol’s stock following certain purported corrective disclosures and seeks unspecified damages. By orders entered on June 25 and August 3, 2015, the court granted lead plaintiff’s motion for class certification, certifying a class of investors that includes those that purchased Symbol common stock between April 29, 2003 and August 1, 2005. The parties have substantially completed fact discovery. Pursuant to the Court’s current scheduling order, expert discovery is expected to be completed by January 15, 2016, and dispositive motions are to be filed by February 12, 2016. The Company establishes an accrued liability for loss contingencies related to legal matters when the loss is both probable and estimable. In addition, for some matters for which a loss is probable or reasonably possible, an estimate of the amount of loss or range of loss is not possible, and we may be unable to estimate the possible loss or range of losses that could potentially result from the application of non-monetary remedies. Currently, the Company is unable to reasonably estimate the amount of reasonably possible losses for this matter.

Note 15 – Earnings per Share

Earnings per share were computed as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Weighted average shares:
Basic weighted average shares outstanding	51,152	50,835	50,926	50,615
Effect of dilutive securities outstanding	0	626	0	636

Diluted weighted average and equivalent shares outstanding	51,152	51,461	50,926	51,251

Net (loss) income	$(28,950)	$14,945	$(130,505)	$84,108

Basic per share amounts:
Basic weighted average shares outstanding	51,152	50,835	50,926	50,615
Per share amount	$(0.57)	$0.29	$(2.56)	$1.66
Diluted per share amounts:
Diluted weighted average and equivalent shares outstanding	51,152	51,461	50,926	51,251
Per share amount	$(0.57)	$0.29	$(2.56)	$1.64

Anti-dilutive securities consist primarily of stock appreciation rights (SARs) with an exercise price greater than the average market closing price of the Class A common stock.

Due to a net loss for the third quarter and the first nine months of 2015, options, awards and warrants were anti-dilutive and therefore excluded from the earnings per share calculation. These excluded outstanding options, awards and warrants are as follows:

	Three Months Ended		Nine Months Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Potentially dilutive shares	1,435,155	0	1,492,882	179,760

Note 16 – Share-Based Compensation

The Company has share-based compensation and employee stock purchase plans under which shares of the Company’s common stock are available for future grants and sales. The Company recognizes compensation costs using the straight-line method over the vesting period upon grant of up to five years.

Pre-tax share-based compensation expense recognized in the statements of operations was $26.4 million and $10.3 million for the nine-month periods ended October 3, 2015 and September 27, 2014, respectively. Tax related benefits of $8.9 million and $3.5 million were also recognized for the nine-month periods ended October 3, 2015 and September 27, 2014, respectively.

The Company issued 458,823 and 564,815 shares in connection with share-based compensation and employee stock purchase programs during the nine months ended October 3, 2015 and September 27, 2014 respectively.

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

	Nine Months Ended
	October 3, 2015	September 27, 2014
Expected dividend yield	0%	0%
Forfeiture rate	10.24%	10.32%
Volatility	33.98%	34.92%
Risk free interest rate	1.53%	1.73%
Range of interest rates	0.02% - 2.14%	0.02% - 2.61%
Expected weighted-average life	5.32 years	5.36 years
Fair value of SARs granted	$11,509,000	$4,600,000
Weighted-average grant date fair value of SARs granted (per underlying share)	$35.25	$25.00

Stock option activity was as follows:

	Nine Months Ended October 3, 2015
Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of year	415,960	$40.19
Exercised	(185,770)	43.32
Expired	(1,550)	51.62

Outstanding at end of period	228,640	37.56	2.2 Years	$13.0 million

Exercisable at end of period	228,640	37.56	2.2 Years	$13.0 million

Intrinsic value of exercised options	$9,020,000

SAR activity was as follows:

	Nine Months Ended October 3, 2015
SARs	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of year	1,292,142	$42.20
Granted	330,144	107.74
Exercised	(160,450)	40.86
Forfeited	(25,694)	71.72

Outstanding at end of period	1,436,142	56.89	7.0 years	$58.5 million

Exercisable at end of period	756,193	36.00	5.6 years	$44.3 million

Intrinsic value of exercised SARs	$9,947,000

Restricted stock award activity was as follows:

	Nine Months Ended October 3, 2015
Restricted Stock Awards	Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of year	691,621	$60.06
Granted	183,345	107.84
Released	(246,673)	51.69
Forfeited	(41,136)	72.98

Outstanding at end of period	587,157	77.63

Performance share award activity was as follows:

	Nine Months Ended October 3, 2015
Performance Share Awards	Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of year	374,180	$61.33
Granted	109,848	75.97
Released	(120,000)	38.67
Forfeited	(22,595)	73.29

Outstanding at end of period	341,433	73.48

Restricted stock unit activity was as follows:

Nine Months Ended October 3, 2015
Restricted Stock Units	Shares
Outstanding at beginning of year	41,964
Granted	11,623
Released	(8,653)
Forfeited	(5,480)

Outstanding at end of period	39,454

Performance stock unit activity was as follows:

Nine Months Ended October 3, 2015
Performance Stock Units	Shares
Outstanding at beginning of year	10,345
Forfeited	(1,272)

Outstanding at end of period	9,073

As of October 3, 2015 total unearned compensation costs related to the Company’s share-based compensation plans was $56.0 million which will be amortized over the weighted average remaining service period of 2.7 years.

The fair value of the purchase rights issued to the Company’s employees under the stock purchase plan is estimated using the following weighted-average assumptions for purchase rights granted. Expected lives of three months to one year have been used along with these assumptions.

	Nine Months Ended
	October 3, 2015	September 27, 2014
Fair market value	$80.43	$63.42
Option price	$76.41	$60.25
Expected dividend yield	0%	0%
Expected volatility	41%	31%
Risk free interest rate	0.03%	0.06%

Note 17 – Income Taxes

The Company recognized a tax benefit of $5.9 million for the nine-months ended October 3, 2015 compared to a tax expense of $25.2 million for the corresponding period in the prior year. The Company’s effective tax rates were 4.3% and 23.1% as of October 3, 2015 and September 27, 2014, respectively. The Company’s effective tax rate was lower than the federal statutory rate of 35% primarily due to pre-tax losses in the United States and corporate structure alignment initiatives in various non-US jurisdictions.

Since the date of the Enterprise acquisition, as part of its corporate initiatives of integrating the Enterprise business, the Company has been executing its integration plan for the Enterprise business (the “Integration Plan”). The Company anticipates completing the Integration Plan as soon as practicable and expects that the Integration Plan will allow the combined businesses to achieve further synergies and cost savings associated with the acquisition. As part of the Integration Plan, the Company began realigning certain acquired assets of the Enterprise business with and into the Company’s corporate structure and business model.

Note 18 – Other Comprehensive (Loss) Income

Stockholders’ equity includes certain items classified as accumulated other comprehensive (loss) income (AOCI), including:

•	Unrealized gain (loss) on anticipated sales hedging transactions relate to derivative instruments used to hedge the currency exchange rates for forecasted Euro sales. These hedges are designated as cash flow hedges, and the Company defers income statement recognition of gains and losses until the hedged transaction occurs. See Note 11 Derivative Instruments for more details.

•	Unrealized gain (loss) on forward interest rate swaps hedging transactions refer to the hedging of the interest rate risk associated with the variable rate commitment entered into for the Acquisition. See Note 11 Derivative Instruments for more details.

•	Unrealized gain (loss) on investments are deferred from Statement of Operations recognition until the gain or loss are realized.

•	Foreign currency translation adjustment relates to the Company’s non-U.S. subsidiary companies that have designated a functional currency other than the U.S. dollar. The Company is required to translate the subsidiary functional currency financial statements to dollars using a combination of historical, period-end, and average foreign exchange rates. This combination of rates creates the foreign currency translation adjustment component of other comprehensive income.

The components of accumulated other comprehensive (loss) income (AOCI) for the nine months ended October 3, 2015 and September 27, 2014 are as follows (in thousands):

	Unrealized gain (losses) on sales hedging	Unrealized (losses)/gains on forward interest rate swaps	Unrealized gains (losses) on investments	Cumulative Foreign Currency Translation	Total
Balance at December 31, 2013	(1,864)	0	(78)	(7,839)	(9,781)

Other comprehensive income/(loss) before reclassifications	6,500	(1,224)	1,570	(380)	6,466
Amounts reclassified from AOCI	1,696	0	(517)	(7)	1,172
Tax (expense) benefit	(1,674)	443	(317)	0	(1,548)

Other comprehensive income/(loss)	6,522	(781)	736	(387)	6,090

Balance at September 27, 2014	4,658	(781)	658	(8,226)	(3,691)

Balance at December 31, 2014	5,326	(7,699)	347	(6,521)	(8,547)

Other comprehensive income/(loss) before reclassifications	6,331	(18,089)	(2)	(7,855)	(19,615)
Amounts reclassified from AOCI	(13,535)	716	(25)	(13,472)	(26,316)
Tax benefit (expense)	1,441	6,926	(245)	0	8,122

Other comprehensive (loss)/income	(5,763)	(10,447)	(272)	(21,327)	(37,809)

Balance at October 3, 2015	(437)	(18,146)	75	(27,848)	(46,356)

Reclassification out of AOCI to earnings during the three and nine months ended October 3, 2015 and September 27, 2014 were as follows (in thousands):

		Three Months Ended		Nine Months Ended
Comprehensive Income Components	Financial Statement Line Item	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Unrealized (gain) loss on sales hedging:
Total before tax	Net sales of tangible products	(2,267)	(113)	(13,535)	1,696
Tax expense (benefit)		459	24	2,741	(365)

Net of taxes		(1,808)	(89)	(10,794)	1,331

Unrealized (gain)/loss on forward interest rate swaps:
Total before tax	Interest expense/(income)	716	0	716	0
Tax expense (benefit)		(275)	0	(275)	0

Net of taxes		441	0	441	0

Unrealized (gain) loss on investments
Total before tax	Other (expense) income – Other, net	0	(443)	(25)	(517)
Tax expense (benefit)		0	158	9	178

Net of taxes		0	(285)	(16)	(339)

Cumulative Foreign Currency Translation	Foreign exchange income (loss)	936	0	(13,472)	(7)

Total amounts reclassified from AOCI		(431)	(374)	(23,841)	985

Note 19 – Segment Information

Subsequent to the Acquisition, the Company has two reportable segments: Legacy Zebra (“Z”) and Enterprise (“E”). Segment assets are not reviewed by the Company’s chief operating decision maker and therefore are not disclosed below:

	Three Months Ended		Nine Months Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Net Sales:
Z – Net sales	$313,967	$303,272	$966,427	$879,961
E – Net sales	605,099	0	1,745,666	0

Total segment net sales	919,066	303,272	2,712,093	879,961
Corporate, eliminations (1)	(2,793)	0	(12,862)	0

Total	$916,273	$303,272	$2,699,231	$879,961

Operating income (loss):
Z – Operating income	$66,282	64,845	$205,744	$182,551
E – Operating income	64,187	0	160,931	0

Total segment operating income	130,469	64,845	366,675	182,551
Corporate, eliminations (2)	(105,448)	(37,889)	(335,683)	(69,122)

Total	$25,021	$26,956	$30,992	$113,429

(1)	Amounts included in Corporate, eliminations consist of purchase accounting adjustments related to the Acquisition.
(2)	Amounts included in Corporate, eliminations consist of purchase accounting adjustments not reported in segments; amortization expense, acquisition / integration expense and exit and restructuring costs.

Note 20 – Subsequent Events

On November 3, 2015, the Company made principal payments of $20.0 million under its Term Loan. See Note 13 Long-Term Debt.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Company provides products and services in approximately 100 countries, with 133 facilities and approximately 7,000 employees worldwide. The consolidated financial statements (and other data) reflect the results of operations and financial position of the Company, including the addition of Enterprise from the date of acquisition.

Segments

Commencing with the acquisition of Enterprise in October 2014, the Company’s operations consist of two reportable segments: Legacy Zebra and Enterprise.

Legacy Zebra

The Legacy Zebra segment is an industry leader in barcode printing and asset tracking technologies. Its major product lines include barcode printers, printer supplies and parts, and maintenance and support services. Other product lines include location solutions and software. Industries served include retail, transportation and logistics, manufacturing, healthcare and other end markets within the following regions: North America, Europe, Middle East, Africa, Asia Pacific and Latin America.

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

Geographic Information

For the first nine months of 2015, the Company recorded $2,699.2 million of net sales in its consolidated statements of operations, of which approximately 48.9% were attributable to North America; approximately 32.2% were attributable to Europe, Middle East, and Africa and other foreign locations accounted for the remaining 18.9%.

Consolidated Results of Operations

The following tables present key statistics for the Company’s operations for the three and nine months ended October 3, 2015 and September 27, 2014, respectively (in thousands except for percentages).

	Three Months Ended				Nine Months Ended
	October 3, 2015	September 27, 2014	$ Change	% Change	October 3, 2015	September 27, 2014	$ Change	% Change
Net Sales	$916,273	$303,272	$613,001	202.1%	$2,699,231	$879,961	$1,819.270	206.7%
Gross Profit	414,056	151,506	262,550	173.3%	1,216,456	441,613	774,843	175.5%
Operating Expense	389,035	124,550	264,485	212.4%	1,185,464	328,184	857,280	261.2%

Operating Income	$25,021	$26,956	$(1,935)	(7.2%)	$30,992	$113,429	$(82,437)	(72.7%)

Gross Margin	45.2%	50.0%			45.1%	50.2%

	Three Months Ended				Nine Months Ended
Geographic Region	October 3, 2015	September 27, 2014	$ Change	% Change	October 3, 2015	September 27, 2014	$ Change	% Change
Europe	$275,749	$94,375	$181,374	192.2%	$869,675	$280,015	$589,660	210.6%
Latin America	55,265	29,060	26,205	90.2%	163,711	79,904	83,807	104.9%
Asia-Pacific	121,708	45,705	76,003	166.3%	345,557	124,007	221,550	178.7%

Total International	452,722	169,140	283,582	167.7%	1,378,943	483,926	895,017	184.9%
North America	463,551	134,132	329,419	245.6%	1,320,288	396,035	924,253	233.4%

Total net sales	$916,273	$303,272	$613,001	202.1%	$2,699,231	$879,961	$1,819,270	206.7%

Results for the three months ended October 3, 2015 as compared to the prior year’s third quarter were primarily impacted by the acquisition of Enterprise in October 2014 and unfavorable foreign currency effects, net of hedges. For the three months ended October 3, 2015, the acquisition increased the Company’s net sales by $602.3 million and gross profit by $253.2 million, and increased operating expenses by $290.0 million, including $56.1 million of amortization expense, and reduced operating income by $36.8 million. Excluding the effect of the acquisition and on a constant currency basis, consolidated net sales increased $25.7 million and 8.0%.

For the nine months ended October 3, 2015, the acquisition increased the Company’s net sales by $1,732.8 million, gross profit by $724.0 million, operating expenses by $881.8 million and reduced operating income by $157.8 million. Excluding the effect of the acquisition and on a constant currency basis, consolidated net sales increased by $126.7 million and 14.0%.

NET SALES

The increase in net sales, excluding the effect of the acquisition for the quarter ended October 3, 2015 reflects higher sales for the North America region of 11.6% and the Asia-Pacific region of 7.4%, partially offset by a decrease in the Latin America region of 11.6%. On a constant currency basis, the Europe, Middle East and Africa region had an increase of 11.0%, due to higher sales of barcode printers and supplies. The increased net sales for the North America region were due to a higher volume of sales related to barcode printers and location solutions. The higher levels of net sales for the Asia-Pacific region was due to increased volume of the barcode printers and aftermarket parts. The decrease in net sales for the Latin America region was primarily driven by the weak macro-economic environment.

The increase in net sales, excluding the effect of the acquisition, for the nine months ended October 3, 2015 reflects higher sales for the North America region of 18.5% and Asia-Pacific of 4.1%, offset by lower sales for the Latin America region of 3.2%. On a constant currency basis, the Europe, Middle East and Africa region had an increase of 18.0% due to higher sales of barcode printers and supplies. The increased net sales for the North America region was due to higher volume of sales related to printers, location solutions and supplies. The higher level of net sales for the Asia-Pacific region reflected higher overall volumes of barcode printers. The decrease in net sales for the Latin America region was primarily driven by the weak macro-economic environment.

GROSS MARGIN

Gross margin as a percentage of sales was 51.2%, excluding the effect of the acquisition, for the quarter ended October 3, 2015 compared to 50.0% in the comparable prior year quarter. The drivers of this increase in gross margin were as a result of higher units of volume within the North America, Europe, Middle East, Africa and Asia Pacific regions, change in mix and reduced product costs, partially offset by lower volumes in Latin America region.

Gross margin as a percent of sales, excluding the effect of the acquisition, was 51.0% compared to 50.2% in the comparable nine months ended September 27, 2014. The driver of this increase in gross margin were as a result of higher sales within the North America, Europe and Asia Pacific region, change in mix and reduced product costs, partially offset by lower volumes in the Latin America region.

OPERATING EXPENSES

Operating expenses for the three months and nine months ended October 3, 2015, excluding the effect of the acquisition, integration and exit and restructuring costs, were $97.0 million and $294.7 million, respectively, compared to $89.3 million and $267.1 million in the prior year. As a percentage of sales, operating expenses excluding the impact of the acquisition were 30.9% as of the three month ended October 3, 2015 versus 29.5% in the prior year comparable quarter; the increase is primarily due to additional investments made to support business growth. As a percentage of sales, operating expenses of 30.5% as of the nine months ended October 3, 2015 were up from 29.5% as of the nine months ended October 3, 2014 primarily due to additional investments made to support business growth.

OPERATING INCOME

Operating income for the three and nine months ended October 3, 2015, excluding the effect of the acquisition, integration and exit and restructuring costs, increased $1.8 million and 2.8% and $23.3 million and 13.4%, respectively, compared to the prior period quarter and year. The increases are primarily due to higher sales and gross profit, partially offset by higher operating expenses. Amortization expense decreased by $0.2 million for the quarter and $0.5 million for the year, excluding the effect of the acquisition.

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

Legacy Zebra Segment

	Three Months Ended				Nine Months Ended
	October 3, 2015	September 27, 2014	$ Change	% Change	October 3, 2015	September 27, 2014	$ Change	% Change
Net Sales	$313,967	$303,272	$10,695	3.5%	$966,427	$879,961	$86,466	9.8%
Gross Profit	160,864	151,506	9,358	6.2%	492,427	441,613	50,814	11.5%
Operating Expense	94,582	86,660	7,922	9.1%	286,683	259,061	27,622	10.7%

Operating (Loss) Income	$66,282	$64,846	$1,436	2.2%	$205,744	$182,552	$23,192	12.7%

Gross Margin	51.2%	50.0%			51.0%	50.2%

Net sales for the three and nine months ended October 3, 2015 on a constant currency basis increased 8.0% and 14.0%, respectively, in comparison to last year primarily due to an increased demand for barcode printers, supplies and location solutions’ products. Regionally, sales were up in North America, Asia-Pacific and compared to the prior period quarter, offset by lower sales in Latin America. On a constant currency basis, sales increased for Europe, Middle East and Africa due to higher sales of barcode printers and supplies. Regionally, sales for the nine months compared to the same period a year ago increased in the North America and Asia-Pacific regions due to an increased demand in barcode printers, location solutions and suppliers, offset by lower sales in Latin America. On a constant currency basis, sales increased for Europe, Middle East and Africa due to higher sales of barcode printers and supplies.

Gross margin as a percentage of sales was 51.2% for the three months ended October 3, 2015 compared to the comparable prior period of 50.0%. This increase in margins reflects the favorable impact of higher unit sales, favorable product mix, and lower product costs.

Gross margin was 51.0% for the nine months ended October 3, 2015, compared to 50.2% in the comparable period in 2014. The increase in gross profit margin was principally due to lower product costs in hardware and supplies.

Operating income for the third quarter and first nine months increased 2.2% and 12.7%, respectively, as a result of higher sales and gross profit partially offset by increases in operating expenses. Operating expenses increased in the third quarter and first nine months compared to the prior year primarily to support business growth.

Enterprise Segment

	Three Months Ended				Nine Months Ended
	October 3, 2015	September 27, 2014	$ Change	% Change	October 3, 2015	September 27, 2014	$ Change	% Change
Net Sales	$605,099	$0	$605,099	100.0%	$1,745,666	$0	$1,745,666	100.0%
Gross Profit	257,442	0	257,441	100.0%	740,022	0	740,022	100.0%
Operating Expense	193,235	0	193,,235	100.0%	579,091	0	579,091	100.0%

Operating (Loss) Income	$64,187	$0	$64,187	100.0%	$160,931	$0	$160,931	100.0%

Gross Margin	42.5%				42.4%

On October 27, 2014, the Company acquired Enterprise, a provider of industry-leading data capture, mobile computing and wireless LAN solutions.

For the three and nine months ended October 3, 2015, net sales for Enterprise were $605.1 million and $1,745.7 million, respectively. Overall sales in the third quarter were up 5.5% compared to the second quarter of 2015. Data capture, mobile computing and repair services in the North America and Europe, Middle East and Africa regions generated the majority of the sales for the quarter as well as the first nine months of the year. Compared to the second quarter, sales in North America and Latin America regions were sequentially higher. Sales were sequentially lower in Europe, Middle East, and Africa region due largely to the typically slow summer selling period in Europe.

Gross profit margin improved sequentially from the second quarter of 2015 by 1.0%. The increase in gross margin reflected lower product cost and warranty expenses, increased prices on certain Euro-priced products offset partially by increased excess & obsolescence reserves on various product and service-parts inventory.

Enterprise’s operating income for the third quarter and first nine months of 2015 was $64.2 million and $160.9 million, respectively. This reflects operating expenses of $193.2 million and $579.1 million for the third quarter and first nine months of 2015, respectively. Operating expenses in the third quarter declined to 31.9% of sales compared to 34.0% in the second quarter of 2015 due to the improved operating leverage.

Consolidated other income (expense)

The Company’s non-operating income and expense items are summarized in the following table (in thousands except percentages):

	Three Months Ended				Nine Months Ended
Other Income (Expense)	October 3, 2015	September 27, 2014	$ Change	% Change	October 3, 2015	September 27, 2014	$ Change	% Change
Foreign Exchange (Loss) Income	$(5,255)	$(83)	$(5,172)	NM	$(21,194)	$(332)	$(20,862)	NM
Interest (Expense) Income	(45,002)	171	(45,173)	NM	(145,262)	(2,368)	(142,894)	NM
Other Net	(306)	(2,238)	1,932	-86.3%	(908)	(1,381)	473	-34.3%

Total Other (Expense) Income	$(50,563)	$(2,150)	$(48,413)	NM	$(167,364)	$(4,081)	$(163,283)	NM

Foreign Exchange Loss

The Company recognized a foreign exchange loss of $5.3 million for the quarter as a result of foreign currency movements on net monetary assets. The Company also recognized a $21.2 million loss for the nine months ended October 3, 2015 as a result of changes in value of non-US dollar assets and liabilities that were not hedged during the period.

Interest Expense

Interest expense was $45.0 million for the quarter and $145.3 million for the nine months ended October 3, 2015 mainly reflecting the indebtedness incurred related to the Acquisition.

Income Taxes (in thousands except percentages):

	Three Months Ended				Nine Months Ended
Income Taxes	October 3, 2015	September 27, 2014	$ Change	% Change	October 3, 2015	September 27, 2014	$ Change	% Change
Income Taxes expense/(benefit)	$3,408	$9,861	($6,453)	-65.4%	$(5,867)	$25,240	($31,107)	-123.2%

In the third quarter of 2015, the Company recognized tax expense of $3.4 million versus a tax expense of $9.9 million for the corresponding period in the prior year. In the first nine months of 2015, the Company recognized a tax benefit of $5.9 million compared to a tax expense of $25.2 million for the corresponding period in the prior year. The Company’s effective tax rates were 4.3% and 23.1% as of October 3, 2015 and September 27, 2014, respectively. The Company’s effective tax rate was lower than the federal statutory rate of 35% primarily due to pre-tax losses in the United States and corporate structure realignment initiatives in various non-US jurisdictions.

Since the date of the Enterprise acquisition, as part of its corporate initiatives of integrating the Enterprise business, the Company has been executing its integration plan for the Enterprise business (the “Integration Plan”). The Company anticipates completing the Integration Plan as soon as practicable and expects that the Integration Plan will allow the combined businesses to achieve further synergies and cost savings associated with the acquisition. As part of the Integration Plan, the Company began realigning certain acquired assets of the Enterprise business with and into the Company’s corporate structure and business model.

Retail Solutions Group Goodwill

In the fourth quarter of 2013, the Company acquired all of the outstanding membership interests in Hart Systems, LLC (“Hart”). Hart which is included within our Retail Solutions Group reporting unit, with total goodwill of $58.6 million as of October 3, 2015, performs its annual impairment test as of the first day of our fourth quarter. During the third quarter of 2015, management identified an indicator of impairment within the Retail Solutions Group reporting unit based on a change in forecasted revenue and earnings results. Based on this event, management performed “step one” of the goodwill impairment test in accordance with ASC 350, Intangibles – Goodwill and Other, on the Retail Solutions Group as of October 3, 2015. Based on this analysis, management determined that the fair value was less than the carrying value of the net assets for this reporting unit. The Company has not yet completed “step two” of the impairment test, and, as of the filing date of this Form 10-Q, impairment is possible but is not reasonably estimable.

Liquidity and Capital Resources

In connection with the Acquisition in October 2014, the Company incurred indebtedness totaling $3.25 billion. As of October 3, 2015, the Company had cash of $258.0 million and long-term debt totaling $3.0 billion and did not have any borrowings against its revolving credit facility with $246.8 million available ($250.0 million less $3.2 million of letters of credit). See Note 13 Long-Term Debt in the Notes to the Consolidated Financial Statements for further details. The primary factors that influence liquidity include, but are not limited to, the amount and timing of revenues, cash collections from customers, capital expenditures and acquisitions of third parties. The Company believes that existing capital resources and funds generated from operations are sufficient to meet anticipated capital requirements and service its indebtedness. The following table summarizes the Company’s cash flow activities for the periods indicated (in thousands except for percentages):

	Nine Months Ended
Cash Flow	October 3, 2015	September 27, 2015	$ Change	% Change
Operating Activities	$115,861	$129,678	$(13,817)	-10.7%
Investing Activities	(112,293)	(149,894)	37,601	-25.1%
Financing Activities	(117,208)	17,743	(134,951)	-760.6%
Effect of Exchange Rates on Cash	(22,288)	(140)	(22,148)	NM

Net Decrease in Cash	$(135,928)	$(2,613)	$(133,315)	NM

The change in the Company’s cash and cash equivalents balance as of October 3, 2015 is reflective of the following:

Operating activities

During the first nine months of 2015, the Company had cash provided by operating cash flows of $115.9 million compared to $129.7 million in the prior year. The decrease in net cash provided by operating activities is primarily a result of decreased net income, increased working capital requirements and increased inventory provisions primarily related to the services business. The increase in working capital requirements is due to higher inventory requirements and increased other assets partially offset by higher accounts receivable collections and decreased cash payments for accrued liabilities.

Investing Activities

Net cash used in investing activities during the first nine months of 2015 includes additional consideration of $50.9 million paid to MSI in relation to the opening cash balance and working capital adjustments and capital expenditures of $87.4 million which consist primarily of investments in the Company’s corporate office and IT infrastructure. Reflecting the Company’s changing capital structure, net cash used for investing activities reflects $24.9 million and $212.0 million of proceeds from the sale of investments in marketable securities during the first nine months of 2015 and 2014, respectively and purchases of marketable securities of $384.1 million during the first nine months of 2014.

Financing Activities

In 2015, the Company made principal prepayments of $130.0 million under its term loan. Proceeds received from the exercise of stock options and stock purchase plan purchases were $14.4 million this year compared to $13.0 million last year reflecting increased option exercises and ESPP purchases. The taxes paid related to net share settlement of equity awards were $13.0 million this year compared to $1.1 million last year reflecting more restricted stock traded. The excess tax benefit from equity-based compensation was $11.5 million this year compared to $5.8 million last year.

The following table shows the Company’s level of indebtedness and other information as of October 3, 2015 (in thousands):

Senior Notes	$1,050,000
Term Loan	2,070,000
Less Debt Issuance Costs	(27,196)
Less Unamortized Discounts	(49,579)

Total Indebtedness	$3,043,225

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

Credit Facilities

On October 27, 2014, the Company entered into a new credit agreement which provides for a term loan of $2.2 billion (“Term Loan”) and a revolving credit facility of $250.0 million (“Revolving Credit Facility”). Borrowings under the Term Loan bear interest at a variable rate plus an applicable margin, subject to an all-in floor of 4.75%. As of October 3, 2015, the Term Loan interest rate was 4.75%. Interest payments are payable quarterly. The Company has entered into interest rate swaps to manage interest rate risk on its long-term debt. See Note 11 Derivative Instruments.

The credit agreement requires the Company to prepay the Term Loan and Revolving Credit Facility, under certain circumstances or transactions defined in the credit agreement. Also, the Company may make optional prepayments of the Term Loan, in whole or in part, without premium or penalty. The Company made such optional principal prepayments of $130.0 million in 2015 On November 3, 2015 the Company made an additional optional principal prepayment of $20.0 million. Unless satisfied by further optional prepayments, the Company is required to make a final scheduled principal payment of $2.05 billion due on October 27, 2021.

Borrowings under the Revolving Credit Facility bear interest at a variable rate plus an applicable margin. As of October 3, 2015, the Revolving Credit Facility interest rate was 3.25%. Interest payments are payable quarterly. As of October 3, 2015 and December 31, 2014, the Company did not have any borrowings against the Revolving Credit Facility.

The Revolving Credit Facility contains various restrictive and affirmative covenants and is collateralized by a security interest in substantially all of the Company’s assets as defined in the security agreement and guaranteed by its direct and indirect wholly-owned existing and future domestic restricted subsidiaries, subject to certain exceptions. The Company is in compliance with the covenants as of October 3, 2015.

Certain domestic subsidiaries of the Company (the “Guarantor Subsidiaries”) guarantee the Senior Notes, the Term Loan and the Revolving Credit Facility on a senior basis. For the nine months ended October 3, 2015, the non-Guarantor Subsidiaries would have (a) accounted for approximately 43.4% of the Company’s total revenue and (b) held approximately 20.4% or $1,091.4 million of its total assets and approximately 11.1%, or $495.4 million of its total liabilities including trade payables but excluding intercompany liabilities.

The Company had $181.3 million as of October 3, 2015, and $330.9 million as of September 27, 2014 of foreign cash and investments.

Management believes that existing capital resources and funds generated from operations are sufficient to finance anticipated capital requirements.

Significant Customer

The net sales to significant customers as a percentage of total net sales were as follows:

	Nine Months Ended
	October 3, 2015	September 27, 2014
Customer A	17.1%	16.0%
Customer B	10.1%	12.6%
Customer C	9.1%	11.8%

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

Safe Harbor

Forward-looking statements contained in this filing are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995 and are highly dependent upon a variety of important factors which could cause actual results to differ materially from those expressed or implied in such forward looking statements. These forward-looking statements are based on current expectations, forecasts and assumptions and are subject to the risks and uncertainties inherent in the Company’s industry, market conditions, general domestic and international economic conditions, and other factors. These factors include:

•	Market acceptance of the Company’s products and solutions and competitors’ product and solution offerings and the potential effects of technological changes,

•	The effect of global market conditions, including North America, Latin America, Asia Pacific, Europe, Middle East and Africa and other regions in which the Company does business,

•	The Company’s ability to control manufacturing and operating costs,

•	Risks related to the manufacturing of the Company’s products in countries outside the United States as well as business operations in countries outside the United States, including the risk of depending on key suppliers who are also in countries outside the United States,

•	The Company’s ability to purchase sufficient materials, parts and components to meet customer demand, particularly in light of global economic conditions,

•	The availability of credit and the volatility of capital markets, which may also affect the Company’s suppliers and customers,

•	Success of integrating acquisitions, including the Enterprise business the Company acquired in October 2014 from Motorola Solutions, Inc.,

•	Interest rate and financial market conditions,

•	The impact of the percentage of cash and cash equivalents held outside the United States,

•	The effect of natural disasters on the Company’s business,

•	The impact of changes in governmental policies, laws or regulations in the United States and outside the United States,

•	Foreign exchange rates due to the large percentage of the Company’s international sales and operations,

•	The outcome of litigation in which the Company is involved, particularly litigation or claims related to infringement of third-party intellectual property rights,

•	The outcome of any future tax matters, and

•	Success by the Company of remediating the material weakness identified in the first quarter of 2015 related to the process of reviewing and preparing its quarterly income tax provision.

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

There were no material changes in the Company’s market risk during the quarter ended October 3, 2015. For additional information on market risk, refer to the “Quantitative and Qualitative Disclosures About Market Risk” section of the Form 10-K for the year ended December 31, 2014.

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

Evaluation of Disclosure Controls and Procedures

The Company has conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this Form 10-Q. The evaluation was conducted under the supervision of its Disclosure Committee, and with the participation of management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company has concluded that its disclosure controls and procedures were not effective as of October 3, 2015, as a result of a material weakness identified in the first quarter of 2015 related to the process to review and prepare its quarterly income tax provision.

Changes in Internal Control over Financial Reporting

As noted in the 2014 Form 10-K, in connection with the Company’s initial reviews of internal controls for Enterprise, the Company had identified certain internal control deficiencies related to Enterprise. The Company continues to identify and review the internal controls of the Enterprise business and is executing a plan of remediation that is consistent with its obligation to assess the effectiveness of Enterprise’s internal controls over financial reporting as of December 31, 2015.

Management and the Board of Directors are committed to the continued improvement of the Company’s overall system of internal controls over financial reporting and began efforts last quarter and continued during this quarter to implement additional controls and procedures to remediate the review and preparation process relating to its quarterly income tax provision. While the Company began efforts to implement additional controls in its tax provision process, the Company needs to prove sustained effectiveness of these controls to fully remediate the weakness. The Company is working towards fully remediating the aforementioned material weakness before year-end.

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

The Company’s management is responsible for establishing and maintaining adequate internal controls over its financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act. As disclosed in Item 4 of Part I of this report, the Company identified in the first quarter of 2015 a material weakness in its internal control over financial reporting related to the process to review and prepare its quarterly income tax provision. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. As a result of this material weakness, the Company’s management concluded that its internal control over financial reporting was not effective as of the last day of the period covered by this report. The Company is actively engaged in implementing a remediation plan designed to address this material weakness. If the remedial measures are insufficient to address the material weakness or if additional material weaknesses or significant deficiencies in the internal control are discovered or occur in the future, the consolidated financial statements may contain material misstatements and the Company could be required to restate its financial results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Treasury Shares

The Company did not purchase shares of its Class A Common Stock during the third quarter of 2015.

On November 2011, the Company’s Board authorized the purchase of up to an additional 3,000,000 shares under the purchase plan program and the maximum number of shares that may yet be purchased under the program is 665,475. The November 2011 authorization does not have an expiration date.

During the third quarter of 2015, the Company acquired 632 shares of its Class A Common Stock through the withholding of shares necessary to satisfy tax withholding obligations upon the vesting of restricted stock awards. These shares were acquired at an average price of $102.93 per share.

Item 6.	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from Zebra Technologies Corporation Quarterly Report on Form 10-Q, for the quarter ended October 3, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the consolidated balance sheets; (ii) the consolidated statements of operations; (iii) the consolidated statements of comprehensive (loss) income; (iv) the consolidated statements of cash flows; and (v) notes to consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZEBRA TECHNOLOGIES CORPORATION

Date: November 12, 2015	By:	/s/ Anders Gustafsson
Anders Gustafsson
Chief Executive Officer

Date: November 12, 2015	By:	/s/ Michael C. Smiley
Michael C. Smiley
Chief Financial Officer