Form 10-K
period 2015-12-31
ZEBRA TECHNOLOGIES CORP
filed 2016-02-29
CIK 877212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Act). Yes          No X
As of July 4, 2015, the aggregate market value of each of the registrant’s Class A Common held by non-affiliates was approximately $5,649,249,748. The closing price of the Class A Common Stock on July 2, 2015, as reported on the Nasdaq Stock Market, was $112.43 per share.
As of February 22, 2016, 52,149,195 shares of Class A Common Stock, par value $.01 per share, were outstanding.
Documents Incorporated by Reference
Certain sections of the registrant’s Notice of Annual Meeting of Stockholders and Proxy Statement for its Annual Meeting of Stockholders to be held on May 19, 2016, are incorporated by reference into Part III of this report, as indicated herein.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

PART I
References in this document to “the Company,” “we,” "us" or “our” refer to Zebra Technologies Corporation and its subsidiaries, unless the context specifically indicates otherwise.
Safe Harbor
Forward-looking statements contained in this filing are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995 and are highly dependent upon a variety of important factors, which could cause actual results to differ materially from those expressed or implied in such forward-looking statements. When used in this document and documents referenced, the words “anticipate,” “believe,” “intend,” “estimate,” “will” and “expect” and similar expressions as they relate to Zebra or its management are intended to identify such forward-looking statements, but are not the exclusive means of identifying these statements. The forward-looking statements include, but are not limited to, Zebra’s financial outlook for the first quarter and full year of 2016. These forward-looking statements are based on current expectations, forecasts and assumptions and are subject to the risks and uncertainties inherent in Zebra’s industry, market conditions, general domestic and international economic conditions, and other factors. These factors include:

•	Market acceptance of Zebra’s products and solution offerings and competitors’ offerings and the potential effects of technological changes,

•	The effect of global market conditions, including North America, Latin America, Asia-Pacific, Europe, Middle East, and Africa regions in which we do business,

•	Our ability to control manufacturing and operating costs,

•	Risks related to the manufacturing of Zebra’s products and conducting business operations in non-U.S. countries, including the risk of depending on key suppliers who are also in non-U.S. countries,

•	Zebra’s ability to purchase sufficient materials, parts and components to meet customer demand, particularly in light of global economic conditions,

•	The availability of credit and the volatility of capital markets, which may affect our suppliers, customers and ourselves,

•	Success of integrating acquisitions, including the Enterprise business we acquired in October 2014 from Motorola Solutions, Inc.,

•	Interest rate and financial market conditions,

•	Access to cash and cash equivalents held outside the United States,

•	The effect of natural disasters on our business,

•	The impact of changes in foreign and domestic governmental policies, laws or regulations,

•	The impact of foreign exchange rates due to the large percentage of our sales and operations being outside the U.S.,

•	The outcome of litigation in which Zebra may be involved, particularly litigation or claims related to infringement of third-party intellectual property rights, and

•	The outcome of any future tax matters or tax law changes.
We encourage readers of this report to review Item 1A, “Risk Factors,” in this report for further discussion of issues that could affect Zebra’s future results. Zebra undertakes no obligation, other than as may be required by law, to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances, or any other reason after the date of this report.

Item 1.	Business
The Company
Zebra is a global leader in the Automatic Identification and Data Capture (“AIDC”) market. The AIDC market consists of mobile computing, data capture, radio frequency identification devices ("RFID"), barcode printing and other automation products and services. Zebra’s solutions are proven to help our customers and end-users achieve their mission critical strategic business objectives, including improved efficiency and workflow management, increased productivity and asset utilization, real-time, actionable enterprise information, and better customer experiences.
We design, manufacture, and sell a broad range of AIDC products, including: mobile computers, barcode scanners, RFID readers, wireless LAN ("WLAN") products, specialty printers for barcode labeling and personal identification, real-time location systems (“RTLS”), related accessories and supplies, such as self-adhesive labels and other consumables, and utilities and application software. End-users of our products include those in the retail, transportation and logistics, manufacturing, health care, hospitality, warehouse and distribution, energy and utilities, and education industries around the world. We provide our products and services globally through a direct sales force and extensive network of partners. We provide products and services in over 170 countries, with approximately 120 facilities and 7,000 employees worldwide.

Through innovative application of our technologies, we are leading an evolution of the AIDC market into Enterprise Asset Intelligence (“EAI”) solutions, which reflect an operational framework of “sense, analyze, and act.” Specifically, EAI encompasses solutions, which automatically sense information from enterprise assets, including packages moving through a supply chain, equipment in a factory, workers in warehouse, and shoppers in a store. Operational data from these assets, including status, location, utilization, or preferences, is then analyzed to provide actionable insights. Finally, with the benefits of mobility, these insights can be acted upon to drive better and more timely decisions by the user anywhere and anytime. As a result, our solutions and technologies enable enterprise users to improve operational effectiveness and achieve critical business objectives by becoming smarter and more connected.
The evolution of the AIDC market to a more strategically oriented EAI focus is being driven by strong underlying secular trends in technology. These trends include internet of things ("IoT"), cloud based data analytics, and mobility. The IoT is enabling a proliferation of connected devices. This enables our EAI solutions to capture and utilize real-time information from a broad range of connected sensors compared to typical AIDC solutions, which primarily draw upon only one sensor (e.g. a barcode). Cloud computing and expanded data analytics are allowing enterprises to make better business decisions through improved timeliness and visibility to information and workflows. While AIDC solutions sporadically capture limited amounts of data and populate static enterprise systems, EAI solutions continuously analyze real-time data from many sources to generate actionable insights. Finally, the continued rapid growth of mobile devices and applications are significantly expanding mobile computing use cases to levels of near ubiquity in the enterprise. With expanded mobility, end-users are able to consume or act upon dynamic enterprise data and information anytime and anywhere. The broad availability of wireless and internet connectivity also supports the adoption and deployment of Zebra solutions to enable organizations to collect more data in real-time on the location, movement, and condition of their assets.
Acquisition of Enterprise Business
In October 2014, Zebra acquired the Enterprise business (“Enterprise”), excluding its iDEN, or Integrated Digital Enhanced Network Business from Motorola Solutions, Inc. (“MSI”), for $3.45 billion in cash (the “Acquisition”). Enterprise is an industry leader in mobile computing and advanced data capture technologies and services, which complement Zebra’s printing and RFID products. Its products include rugged and enterprise-grade mobile computers, barcode scanners and RFID readers, WLAN solutions, and accessories, software, and services that are associated with these products. Enterprise service revenues include sales arising from maintenance, repair, product support, system installation and integration services, and other services.
The Acquisition expanded Zebra’s product lines with complementary products that together are employed by customers to obtain greater visibility and insights into their operations. It enables us to deliver end-to-end solutions supporting the IoT in targeted industries. We believe that the expanded capabilities of the combined company make Zebra a more valued strategic supplier to end-users, as well as a more important supplier of products and solutions to our channel partners.

Similar to Zebra’s business prior to the Acquisition, Enterprise’s products and services are sold to a wide range of enterprise customers globally, including those in the retail, transportation and logistics, manufacturing, healthcare, hospitality, warehouse and distribution, energy and utilities, and education industries.
Zebra funded the Acquisition through a combination of cash on hand of $250 million, the sale of 7.25% senior notes due 2022 in an aggregate principal amount of $1.05 billion (the “Senior Notes”), and a new credit agreement with various lenders that provided a term loan of $2.2 billion (the “Term Loan”) due 2021. The new credit agreement also included a $250 million revolving credit facility (the “Revolving Credit Facility”) and, together with the Senior Notes and the Term Loan, the “(Debt Agreements”).
Integration of Enterprise Business
Since closing the Acquisition in October 2014, integration activities by the Company have focused on creating “One Zebra” by integrating the operations of Enterprise with Legacy Zebra to create a single business with common sales, marketing, finance, supply chain, information technology ("IT"), and other functions. Our priorities have centered on maintaining business continuity while identifying and implementing cost synergies and integrating functional organizations and processes. Another key focus of the integration has been to conclude MSI-provided transition service agreements (“TSA”) related primarily to IT support services. These TSAs are an interim measure to facilitate the integration of Enterprise and enable us to continue operating Enterprise without disruption. We also completed the integration of our sales organization and sales channel. In 2015, we began a legal entity rationalization program and terminated 29 entities that were either acquired in the Acquisition or legacy entities that Zebra owned pre-Acquisition.

During 2015, significant progress was made in the areas of organizational design and culture development, including integrating all functional organizations across Zebra into a unified organizational structure. We also completed a global roll out of a new Zebra brand, implemented systems for our sales and engineering teams, and consolidated a number of real estate sites.

These efforts resulted in the elimination of a significant number of Enterprise IT applications and closure of a significant number of TSAs.

Additional integration work remains to be completed, primarily in the area of IT infrastructure and business systems, including implementation of a common enterprise resource planning (“ERP”) system, as well as systems to support our services business and network of channel partners. Until such time that Zebra is able to complete its transition to common systems, Legacy Zebra and Enterprise will continue to operate largely on separate systems, including separate ERP systems. The IT integration, when completed, will result in a modernized and right-sized IT network and streamlined business processes. We expect to make continued progress on the IT integration throughout 2016, which will include implementation of the initial stages of a phased ERP implementation. Completion of the IT integration, including a common ERP system, is expected before the end of 2017 and will enable us to terminate the remaining TSAs. We also expect a more efficient and cost effective IT network, improved operational productivity, and reduced costs.
Acquisitions (other than the Acquisition of the Enterprise Business)
Hart Systems Acquisition
In December 2013, Zebra acquired Hart Systems LLC, a leading provider of self-directed physical inventory management solutions to the retail industry. Hart has distinguished itself in the market by offering retailers a high return on investment through self-managed inventory solutions. This acquisition enables us to expand our presence in the retail market segment by offering additional inventory management services as part of Zebra’s dedicated retail solutions. It also adds "a software as a service" offering to Zebra’s product portfolio.
Operations
Our operations consist of two segments - (1) Enterprise, comprised of our mobile computing, data capture, RFID and WLAN products, and services and (2) Legacy Zebra, comprised of barcode and card printing, location solutions, supplies, and services.
Enterprise
Mobile Computing: We design, manufacture, and sell rugged and enterprise-grade mobile computing products in a variety of specialized form factors and features for specific enterprise applications. Industrial applications include inventory management in warehouses and distribution centers; field mobility applications include field service, post and parcel, and direct store delivery; and retail and customer facing applications include e-commerce, omnichannel, mobile point of sale, inventory look-up, and staff collaboration. Our products incorporate both Android™ and Microsoft® Windows® operating systems and support local- and wide-area voice and data communications. Our mobile computing products often incorporate barcode scanning, global position system (“GPS”) and RFID features, and other sensory capabilities. We also provide related software tools, utilities, and applications.
Data Capture and RFID: We design, manufacture, and sell barcode scanners, image capture devices, and RFID readers. Our portfolio of barcode scanners includes laser scanning and imager products and form factors, including fixed, handheld, and embedded original equipment manufacturer (“OEM”) modules. Zebra’s data capture products allow the capture of business critical information simply, quickly, and accurately. Common applications include asset identification and tracking and workflow management in a variety of industries, including retail, transportation and logistics, manufacturing, and healthcare. The devices collect and decode barcodes and images and transmit the resulting data to enterprise systems for analysis and timely decision making. Our RFID line of data capture products is focused on ultra-high frequency (“UHF”) technology. These RFID devices comply with the electronic product code (“EPC”) global Generation 2 UHF standard and similar standards around the world. We also provide related accessories.
WLAN: We offer enterprise-grade WLAN solutions, which include controllers and access points, security and management, indoor locationing, customer engagement solutions and related maintenance, integration, and managed services. Our WLAN solutions comply with various Wi-Fi (IEEE 802.11) standards. Our customers are primarily retail, hospitality, and transportation and logistics enterprises.
Services:  We provide a full range of maintenance, technical support, repair and managed services, including cloud based subscriptions. These offerings include multiple service levels and typically are contracted through multi-year service agreements. We also provide services strategically aligned to the way enterprise businesses manage their mobility infrastructure, devices, and related software applications. This includes services that help customers design, test, and deploy our solutions. We also assist customers in modernizing their mobile user experiences and increasing the efficiency of their operations by migrating legacy applications to newer architectures or redesigning user software applications, workflows, and backend system integrations. We provide our services directly and also through our network of partners to extend the geographic reach of our service offerings.

Legacy Zebra
Barcode and Card Printing: We design, manufacture, and sell printers, which produce high-quality labels, wristbands, tickets, receipts, and plastic cards on demand. Our customers use our printers in a wide range of applications, including routing and tracking, patient safety, transaction processing, personal identification, and product authentication. These applications require high levels of data accuracy, speed, and reliability. They also include specialty printing for receipts and tickets for improved customer service and productivity gains. Plastic cards are used for secure, reliable personal identification (e.g. state identification cards and drivers licenses, healthcare IDs), access control (e.g. employee or student building access), and financial cards (e.g. credit, debit and ATM cards) by financial institutions. Our RFID printers/encoders are used to print and encode passive RFID labels. We offer a wide range of accessories and options for our printers, including vehicle mounts and battery chargers.
Location Solutions: Zebra offers a range of RTLS and services, which incorporate active and passive RFID and other tracking technologies to provide visibility into the location and movement of enterprise assets and personnel. Our solutions enable users to locate, track, manage, and optimize the utilization of high-value assets, equipment, and people. Zebra provides substantially all elements of the location solution, including asset tags, call tags, sensors, exciters, middleware software, and application software. Applications for our location solutions span a broad array of industries where tracking assets, transactions, and people are critical. Our solutions are deployed primarily in industrial manufacturing, process industries, aerospace, transportation and logistics, sports, and healthcare environments. The National Football League and various sports teams utilize our Zebra MotionWorks® sports solution to track the location and movement of personnel and objects in real-time during sporting events, as well as in training and practice activities.
Supplies: We produce and sell stock and customized thermal labels, receipts, ribbons, plastic cards, and wristbands suitable for use with Zebra’s printers, and also wristbands which can be imaged in most commercial laser printers. Zebra supports its printing products, its resellers and its end-users with an extensive line of superior quality, high-performance supplies optimized to a particular end-user’s needs. Zebra promotes the use of genuine Zebra branded supplies with its printing equipment. Zebra also provides a family of self-laminating wristbands for use in laser printers. These wristbands are marketed under the LaserBand® name. Zebra operates supplies production facilities located in the United States and Western Europe. We supplement our in-house production capabilities with those of third-party manufacturers to offer genuine Zebra supplies, principally in Asia.
Services:  We provide a full range of maintenance, technical support, repair, and managed services. These offerings include multiple service levels and typically are contracted through multi-year service agreements. Zebra also provides services strategically aligned to the way businesses manage their devices and related software applications. We provide our services directly and also through our network of partners to extend the geographic reach of our service offerings.
Our Competitive Strengths
The following are core competitive strengths that we believe enable us to differentiate ourselves from our competitors:
An industry leader focused solely on Enterprise Asset Intelligence
We focus on key technologies of Enterprise Asset Intelligence, including mobile computing; barcode and card printing; data capture; RFID; location solutions; and WLAN.  We also provide related software, services, and accessories.  We believe we are the market leader in mobile computing, barcode printing, data capture, and RFID.
High entry and switching barriers
On a global basis, we have long-standing relationships with end customers and with our extensive network of channel partners. We believe these customer relationships and a strong partner network are critical parts of our success and would be difficult for a new market entrant to replicate. We believe a significant portion of our products are deployed with specialized product performance and software application requirements, which could result in high switching costs.
Commitment to innovation and deep industry-specific expertise
We leverage our strong commitment to innovation and deep industry-specific experience to deliver end-to-end solutions across targeted industries, with a broad portfolio of products and services.
Highly diversified business mix
We are highly diversified across business segments, end markets, geographies, customers, and suppliers. Additionally, we have strong recurring business in services and supplies driven by an extensive global installed base of products.

Global reach and brand
We sell to customers directly and through our network of partners around the world. This global presence gives us the capability to supply our customers with products, solutions, and services no matter the location of their operations. In addition, we believe Zebra has strong brand recognition with a reputation in the industry as a trusted and strategic partner and supplier.
Scale advantages
We believe the size and scope of our operations, including market leadership; product development investment; portfolio breadth; and global distribution, give us advantages over our competitors. We believe we have the largest installed base of products, compared with other companies in our industry. These characteristics enable us to compete successfully, achieve economies of scale, and develop industry-leading solutions.
Our Business Strategy
Our business strategies include (a) leverage leadership position and innovation to drive profitable growth in our core business; (b) integrate and optimize Zebra as one seamless, focused company; (c) drive our Enterprise Asset Intelligence vision; (d) continuously improve operating efficiency to expand profitability; and (e) improve cash flow generation and reduce debt.

Leverage leadership position and innovation to drive profitable growth in our core business
We expect to drive revenue growth by continuing to outpace our competition in our core businesses, including mobile computing, data capture, barcode printing, and services. We expect to achieve this by leveraging our broad portfolio of solutions and product innovation and becoming a more strategic partner to our end customers. We also expect to drive growth by capitalizing on technology transitions occurring in the industry, including the transition to more modern mobile operating systems in mobile computing and transitions in data capture to newer technologies involving 2D imaging and RFID. This will be augmented by increased focus on market segments and geographies that offer share-gain opportunities. In addition, we plan to leverage our market-leading installed base to accelerate growth in attach-oriented products, including services, supplies, and accessories. Our global channel partner network is vital to helping us achieve these goals. As such, we will ensure that we provide the necessary value and support for our partners to be successful.

Integrate and optimize Zebra as one seamless, focused company
We are integrating, optimizing, and reshaping Zebra into a seamless, focused company with a high-performance culture characterized by a common purpose and shared set of values. We also plan to introduce common features, functions, and user experiences across our broad portfolio of solutions to drive competitive differentiation and increase cross-selling. Our plans include developing and delivering new offerings that integrate various devices, software, and services into complete, end-to-end solutions for our customers and partners. We also expect to continue to capture near term operating and supply chain synergies and position ourselves for additional operating efficiencies driven by a common IT platform and operating model enhancements.

Drive our Enterprise Asset Intelligence vision
We believe that secular technology trends, particularly in enterprise mobility, cloud computing, and IoT are transforming our customers’ businesses and our industry and provide us with significant new opportunities to create value for our customers and for Zebra. By capitalizing on these trends, and in particular the proliferation of smart connected sensors and devices in our core market segments, we plan to provide new end-to-end solutions that integrate these sensors and devices with cloud-based workflow and analytics applications. These solutions will enable increased visibility into the enterprise, real-time, actionable information, and improved customer experiences.

Continuously improve operating efficiency to expand profitability
We intend to continuously improve profitability through operational execution, cost reductions, and further operating efficiencies derived from continuous business process improvement and the integration of the Enterprise business and systems. We also intend to increase profitability through growing our business by delivering innovative end-to-end solutions that provide significant value to our customers.

Improve cash flow generation and reduce debt
Our primary balance sheet priority is to expand operating cash flow generation through growth in the business, margin expansion, and reductions in certain uses of cash, including integration costs and capital expenditures, as well as a strong focus on managing and improving working capital efficiency. Our capital allocation priority will continue to be the reduction of debt.
Competition
We operate in a highly competitive environment. The need for companies to improve productivity and implement their strategies, as well as the secular trends around IoT, cloud computing, and mobility are some of the factors that are creating growth opportunities for established and new competitors.

Key competitive factors include the design, breadth and quality of products and services, price, product performance, durability, product and service availability, warranty coverage, brand recognition, company relationships with customers and channel partners, and company reputation. We believe Zebra competes effectively with respect to these factors.
Many companies are engaged in the design, manufacture, and marketing of mobile computing devices, data capture solutions, RFID, WLAN, barcode and card printers, location systems and supplies.
Mobile Computing: Competitors in mobile computing include companies that have historically served enterprises with ruggedized devices. We also compete with companies engaged in the design, manufacture, and marketing of devices for broader consumer and commercial applications, including notebook computers and tablets, smart phones, cordless phones, and cellular/WLAN/wired infrastructure equipment. Competitors include the following (listed in alphabetical order): Apple, Datalogic, Honeywell, Panasonic, and Samsung.
Data Capture & RFID: Competitors that provide a broad portfolio of barcode scanning products that are suitable for the majority of global market applications include Honeywell and Datalogic. In addition, we also compete against several smaller companies that focus on limited product subsets or specific regions. These competitors include Code Corporation, Fujian Newland, and Opticon. Competition in other product categories including both fixed and hand-held UHF RFID readers, which are based on the EPC standard, remains highly fragmented.

WLAN: Many companies are engaged in the design, manufacture, and marketing of WLAN products and solutions. Zebra solutions are primarily targeted at retail applications but can also serve other market segments. Competitors to our WLAN business include (listed in alphabetical order): Aerohive Networks, Cisco, Hewlett-Packard Enterprise, and Rukus Wireless.
Barcode and Card Printing: We consider our direct competition in printing to be producers of on-demand thermal transfer and direct thermal label printing systems, RFID printer/encoders, and mobile printers. We also compete with companies engaged in the design, manufacture, and marketing of printing systems that use alternative technologies, such as ink-jet, direct marking and laser printing, as well as card printers based on ink-jet, thermal transfer, embossing, film-based systems, encoders, laser engraving, and large-scale dye sublimation printers. In addition, service bureaus, which provide centralized services, compete for end-user business and provide an alternative to the purchase of our card printing equipment and supplies. Competitors to our printing business include (listed in alphabetical order): Datacard, Evolis, Fargo Electronics (a unit of HID Global), Honeywell, Sato, and Toshiba TEC.
Location Solutions: We compete with a diverse group of companies marketing location solutions that are primarily based on active RFID technologies. These competitors include (listed in alphabetical order): Alien Technology, Cisco, Impinj, and Ubisense.
Supplies: The supplies industry is highly fragmented with competition comprised of numerous companies of various sizes around the world.
Customers
Zebra’s customers are diversified across a wide variety of industries, including retail, manufacturing, transportation and logistics, and healthcare industries. Over the past three years, we have had three customers that each accounted for 10% or more of our sales. All three of these customers are distributors and not end-users. No end-user accounts for 10% or more of net sales during these years. See Note 22 Major Customers in the Notes to Consolidated Financial Statements included in this Form 10-K.

	Year Ended December 31,
	2015	2014	2013
Customer A	17.0%	17.1%	16.8%
Customer B	10.0%	12.2%	13.1%
Customer C	9.6%	10.5%	12.3%

Sales and Marketing
Sales. We sell our products, solutions, and services primarily through distributors (two-tier distribution), value added resellers (“VAR”), independent software vendors ("ISVs"), direct marketers, and OEMs. We also sell directly to a select number of customers through our direct sales force. Distributors purchase our products and sell to VARs, ISVs and others, thereby increasing the distribution of our products globally. VARs, ISVs, OEMs, and systems integrators provide customers with a variety of hardware, accessories, software applications, and services. VARs and ISVs typically customize solutions for specific end-user applications using their industry, systems, and applications expertise. Some OEMs resell the Zebra-manufactured products under their own brands as part of their own product offering. Because these sales channels provide specific software, configuration, installation, integration, and support services to end-users within various industry segments, these relationships are highly valued by end-users and allow us to reach customers in a wide array of industries around the world. We believe that the breadth of our distributor and partner network enhances our ability to compete and to effectively offer our solutions to a wide array of end-users globally. Finally, we experience some seasonality in sales, depending upon the geographic region and industry served.

Marketing. Our marketing function aligns closely with sales and product management functions to market our products and to deliver and promote solutions that address the needs of our customers and partners. Our marketing organization includes global corporate marketing, solutions marketing, field marketing, business intelligence, demand center, and channel marketing functions. Our corporate marketing function manages the Zebra brand, public and industry relations, and other communications activities. Regional marketing encompasses field and channel marketing, demand generation, and sales enablement. Solutions marketing includes product and industry marketing. Business intelligence provides fact-based insights into our markets, competitors, customers, and partners. Our global demand center leads content development and digital marketing, including our website and social media. The global channel team develops and executes channel strategy and operations.

Manufacturing and Outsourcing
Final assembly of our hardware products is performed by third-parties including electronics manufacturing services companies ("EMS") and joint design manufacturers ("JDMs"). Enterprise products including mobile computing, data capture, and WLAN are produced primarily in facilities located in Brazil, Mexico, and China. Barcode and card printing products are manufactured in China. We maintain the services of JDMs for certain products. These JDMs or manufacturers produce our products to our design specifications. We maintain control over portions of the supply chain including supplier selection and price negotiations for key components. The manufacturers purchase the components and subassemblies used in the production of our products. The majority of our products are shipped to regional distribution centers. A portion of products are reconfigured at the distribution centers through firmware downloads, packaging, and customer specific customization before they are shipped to customers. In addition, certain products are manufactured in accordance with procurement regulations and various international trade agreements, and remain eligible for sale to the United States government. Production facilities for our supplies products are located in the United States and Western Europe. We also supplement our in-house production capabilities with those of third-party manufacturers to offer Zebra supplies, principally in Asia.
Research and Development
Zebra devotes significant resources to developing innovative solutions for our target markets and ensuring that our products and services maintain high levels of reliability and provide value to end-users. Research and development expenditures for the years ended 2015, 2014, and 2013 were $394 million, $151 million, and $91 million, respectively, or 10.8% of net sales for 2015, 9.0% of net sales in 2014, and 8.8% of net sales in 2013. Zebra has more than 1,800 product development engineers worldwide focused on strengthening and broadening our extensive product portfolio.
Our Technology
Mobile Computing: Zebra’s mobile computing products incorporate a wide array of advanced technologies in rugged, ergonomic enclosures to meet the needs of specific use cases. These devices couple industry-standard operating systems with specialized hardware and software features to satisfy a customer’s mission-critical applications. Purpose-built rugged housings ensure reliable operations for targeted use cases, surviving years of rough handling and harsh environments. Specialized features such as advanced data capture technologies, voice and video collaboration tools, and advanced battery technologies enable our customers to work more efficiently and better serve their customers. A broad portfolio of accessories further tailors mobile computers to meet a wide variety of enterprise needs. Zebra mobile computers are offered with software tools and services that support application development, device configuration, and field support to facilitate smooth and rapid deployment and ensure maximum customer return on investment.
Data Capture and RFID: Zebra’s data capture products allow businesses to track business critical information simply, quickly, and accurately - providing critical visibility into business processes and performance, thus, enabling real-time action in response to the information. These products include barcode scanners in a variety of form factors, including handheld scanners and standalone modules designed for integration into third-party OEM devices. These scanners incorporate a variety of technologies including area imagers, linear imagers, lasers and read linear and two-dimensional barcodes. They are used in a broad range of applications, ranging from supermarket checkout to industrial warehouse optimization to patient management in hospitals. The design of these products reflects the diverse needs of these markets, with different ergonomics, multiple communication protocols, and varying levels of ruggedness. Our RFID readers use passive Ultra High Frequency ("UHF") to provide high speed, non-line of sight data capture, reading data from hundreds or thousands of RFID tags in near real-time. Using the Electronic Product Code ("EPC") standard, our customers take advantage of RFID technology across multiple industries to track high-value assets, monitor shipments, and drive increased retail sales though improved inventory accuracy. Zebra also offers mobile computers that support high frequency (“HF”) near-field communications (“NFC”), and low frequency (“LF”) radio technologies.
WLAN: Zebra’s WLAN products provide the wireless backbone throughout an enterprise. Built upon industry standard wi-fi protocols, our products are differentiated by scalability, enhanced capacity controls, site survivability, comprehensive security and location-based services for enterprises. Zebra’s WiNG 5 technology enables geographically distributed enterprises to rapidly deploy controller-less WLAN solutions at multiple branch locations for corporate and guest access, all managed centrally. Integrated network, RF management, and application services allow an enterprise to prioritize mission critical or latency sensitive traffic like voice and video, and provide proactive assurance for the wireless network. Network security utilizes a comprehensive threat library to protect the network from a broad spectrum of intruders. Device management protocols allow a single network infrastructure to onboard mobile users, campus and remote employees, authorized visitors, as well as guest users with their own devices.
Barcode and Card Printing: All Zebra printers and print engines incorporate thermal printing and RFID tag encoding technology. Thermal printing technology creates an image by heating certain pixels of an electrical printhead to selectively image a ribbon or heat-sensitive substrate. Thermal printing benefits applications requiring simple and reliable operations, yet it is flexible enough to support a wide range of specialty label materials and associated inks. Our dye-sublimation thermal card printers produce full-color, photographic quality images that are well-suited for driver’s licenses, access and identification cards, transaction cards, and on-demand photographs. Many of our printers also incorporate RFID technology that can encode data into passive RFID transponders embedded in a label or card.
Zebra’s printers integrate company-designed mechanisms, electrical systems, and firmware. Enclosures of metal or high-impact plastic ensure the durability of our printers. Special mechanisms optimize handling of labels, ribbons, and plastic cards. Fast, high-current electrical systems provide consistent image quality. Firmware supports serial, parallel, Ethernet, USB, Bluetooth, or 802.11 wireless communications with appropriate security protocols. Printing instructions can be received as a proprietary language such as Zebra Programming Language II (“ZPL II®”), as a print driver-provided image, or as user-defined XML. These features make our printers easy to integrate into virtually all common computer systems.
Location Solutions: Our RTLS solutions use active and passive RFID technologies, beacons, and other tracking technologies to locate, track, manage, and optimize high-value assets, equipment, and people. We offer a range of scalable RTLS technologies that generate precise, on-demand information about the physical location and status of high-valued assets. Customers benefit by utilizing the choice or combination of asset tracking products that can be “application matched” based on ISO/IEC 24730-2, Cisco CCX Wi-Fi, precision GPS, and ultra-wideband (“UWB”) technologies. In addition, we offer a selection of RTLS infrastructure products that receive tag transmissions and provide location and motion calculations, database and system management functions and asset visibility. The flexible infrastructure supports large tag populations and coverage areas that range from small to large.
Supplies: Zebra’s supplies business includes thermal labels, receipts, ribbons, plastic cards and wristbands suitable for use with Zebra’s printers, and also wristbands which can be imaged in most commercial laser printers. Our wristbands incorporate multi-layer form technology to ensure trouble-free printing, wearer comfort, and reliable barcode reading, even when exposed to harsh chemical environments. Zebra offers many thermal label, card, and receipt materials, and matching ribbons for diverse applications that may require meeting unique or precise specifications, including chemical or abrasion resistance, temperature extremes, exceptional image quality, or long life.
Intellectual Property
Zebra relies on a combination of trade secrets, patents, trademarks, copyrights, and contractual rights to establish and protect its innovations, and holds a large portfolio of intellectual property rights in the United States and other countries. As of December 31, 2015, Zebra and its wholly-owned subsidiaries owned approximately 900 trademark registrations, 680 trademark applications, 3,600 patents, and 950 patent applications, worldwide. Zebra continues to actively seek to obtain patents and trademarks, whenever possible and practical, to secure intellectual property rights in its innovations.
We believe that our intellectual property will continue to provide us with a competitive advantage in our core product areas as well as provide leverage for future technologies. We also believe that we are not dependent upon any single patent or select group of patents. Our success depends more upon our extensive know-how, innovative culture, technical leadership and marketing and sales abilities. Although we do not rely only on patents or other intellectual property rights to protect or establish our market position, we will enforce our intellectual property rights when and where appropriate.
Employees
As of January 31, 2016, Zebra employed approximately 7,000 persons, of which 670 were corporate employees. Some portions of our business, primarily in Europe and China, are subject to labor laws that differ significantly from those in the United States. In Europe, for example, it is common for a works council to represent employees when discussing matters such as compensation, benefits, restructurings and layoffs. We consider our relations with our employees to be very good.
Regulatory Matters
Wireless Regulatory Matters
Our business is subject to certain wireless regulatory matters.
The use of wireless voice, data, and video communications systems requires radio spectrum, which is regulated by government agencies throughout the world. In the U.S., the Federal Communications Commission (“FCC”) and the National Telecommunications and Information Administration (“NTIA”) regulate spectrum use by non-federal entities and federal entities, respectively. Similarly, countries around the world have one or more regulatory bodies that define and implement the rules for use of the radio spectrum, pursuant to their respective national laws and international coordination under the International Telecommunications Union. We manufacture and market products in spectrum bands already made available by regulatory bodies- these include voice and data infrastructure, mobile radios, and portable or hand held devices. Consequently, our results of operations could be positively or negatively affected by the rules and regulations adopted from time-to-time by the FCC, NTIA, or regulatory agencies in other countries. Our products operate both on licensed and unlicensed spectrum. The availability of additional radio spectrum may provide new business opportunities, and consequently, the loss of available radio spectrum may result in the loss of business opportunities. Regulatory changes in current spectrum bands may also provide opportunities or may require modifications to some products so they can continue to be manufactured and marketed.
Other Regulatory Matters
Some of our operations use substances regulated under various federal, state, local, and international laws governing the environment and worker health and safety, including those governing the discharge of pollutants into the ground, air and water, the management and disposal of hazardous substances and wastes and the cleanup of contaminated sites. Certain products are subject to various federal, state, local, and international laws governing chemical substances in electronic products. During 2015, compliance with U.S. federal, state and local, and foreign laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment did not have a material effect on our business or results of operations.
Contact Information
Zebra Technologies is a Delaware corporation. Our principal offices are located at 3 Overlook Point, Lincolnshire, Illinois 60069. Our main telephone number is +1 (847) 634-6700, and our primary Internet Web site address is www.zebra.com. You can find all of Zebra’s filings with the SEC free of charge through the investor page on our Web site, immediately upon filing.
Additional Information
For financial information regarding Zebra, see the Consolidated Financial Statements and the related Notes, which are included in the Annual Report on Form 10-K.

Item 1A.	Risk Factors
Investors should carefully consider the risks, uncertainties, and other factors described below, as well as other disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations, because they could have a material adverse effect on Zebra’s business, financial condition, operating results, cash flows and growth prospects. These risks are not the only risks we face. Our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial.
We have organized the risk factors into three sections: (1) Risks related to our business; (2) Risks related to the Acquisition and Integration of Enterprise; and (3) Risks related to our Indebtedness.
Risks related to our business
Zebra has substantial operations and sells a significant portion of its products outside of the U.S. and purchases important components, including final products, from foreign suppliers. Shipments to non-U.S. customers are expected to continue to account for a material portion of net sales. Zebra also expects to continue the use of third-party contract manufacturing services with non-US production and assembly operations for our products.

Risks associated with operations, sales, and purchases outside the United States include:

•	Fluctuating foreign currency rates could restrict sales, increase costs of purchasing, and impact collection of receivables outside of the U.S.;

•	Volatility in foreign credit markets may affect the financial well-being of our customers and suppliers;

•	Violations of anti-corruption laws, including the Foreign Corrupt Practices Act and the U.K. Bribery Act;

•	Adverse changes in, or uncertainty of, local business laws or practices, including the following:

•	Foreign governments may impose burdensome tariffs, quotas, taxes, trade barriers or capital flow restrictions;

•	Restrictions on the export or import of technology may reduce or eliminate the ability to sell in or purchase from certain markets;

•	Political and economic instability may reduce demand for our products or put our non-U.S. assets at risk;

•
Potentially limited intellectual property protection in certain countries may limit recourse against infringing on our products or cause Zebra to refrain from selling in certain geographic territories;

•	Staffing may be difficult along with higher turnover at international operations;

•	A government controlled exchange rate and limitations on the convertibility of currencies, including the Chinese yuan;

•	Transportation delays and customs related delays that may affect production and distribution of Zebra’s products;

•	Effectively managing and overseeing operations that are distant and remote from corporate headquarters may be difficult; and

•	Integration and enforcement of laws varies significantly among jurisdictions and may change significantly over time.
Zebra may not be able to continue to develop products or solutions to address user needs effectively in an industry characterized by ongoing change. To be successful, Zebra must adapt to rapidly changing technological and application needs by continually improving its products, as well as introducing new products and services, to address user demands.
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
Zebra participates in a competitive industry, which may become more competitive. Competitors may be able to respond more quickly to new or emerging technology and changes in customer requirements. Zebra faces significant competition in developing and selling its products and solutions. Some competitors have substantial marketing, financial, development, and personnel resources. To remain competitive, Zebra believes it must continue to effectively and economically provide:

•	Technologically advanced systems that satisfy user demands,

•	Superior customer service,

•	High levels of quality and reliability, and

•	Dependable and efficient distribution networks.
Zebra cannot assure it will be able to compete successfully against current or future competitors. Increased competition in mobile computing products, data capture products, printers, WLAN products and solutions, or supplies may result in price reductions, lower gross profit margins, and loss of market share, and could require increased spending on research and development, sales and marketing, and customer support. Some competitors may make strategic acquisitions or establish cooperative relationships with suppliers or companies that produce complementary products, which may create additional pressures on Zebra’s competitive position in the marketplace.
Zebra is vulnerable to the potential difficulties associated with the increase in the complexity of its business. Zebra has grown rapidly over the last several years through the Acquisition and worldwide growth. This growth has caused increased complexities in the business. We believe our future success depends in part on our ability to manage our growth and increased complexities of our business. The following factors could present difficulties to Zebra:

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
Zebra could encounter difficulties in any acquisition it undertakes, including unanticipated integration problems and business disruption. Acquisitions could also dilute stockholder value and adversely affect operating results. Zebra may acquire or make investments in other businesses, technologies, services, or products. An acquisition may present business issues which are new to Zebra. The process of integrating any acquired business, technology, service, or product into our operations may result in unforeseen operating difficulties and expenditures. Integration of an acquired company also may consume considerable management time and attention, which could otherwise be available for ongoing operations and the further development of our existing business. These and other factors may result in benefits of an acquisition not being fully realized.
Acquisitions also may involve a number of risks, including:

•	Difficulties and uncertainties in retaining the customers or other business relationships from the acquired entities;

•	The loss of key employees of acquired entities;

•	The ability of acquired entities to fulfill their customers’ obligations;

•	The discovery of unanticipated issues or liabilities;

•
Pre-closing and post-closing acquisition-related earnings charges could adversely impact operating results and cash flows in any given period, and the impact may be substantially different from period to period;

•	The failure of acquired entities to meet or exceed expected returns could result in impairment of goodwill or intangible assets acquired; and

•
The acquired entities’ ability to implement internal controls and accounting systems necessary to be compliant with requirements applicable to public companies subject to SEC reporting, which could result in misstated financial reports.

Future acquisitions could result in potentially dilutive issuances of equity securities or the incurrence of debt and contingent liabilities.
Infringement by Zebra or Zebra suppliers on the proprietary rights of others could put Zebra at a competitive disadvantage, and any related litigation could be time consuming and costly. Third parties may claim that Zebra or Zebra’s suppliers violated their intellectual property rights. To the extent of a violation of a third-party’s patent or other intellectual property right, Zebra may be prevented from operating its business as planned and may be required to pay damages, to obtain a license, if available, or to use a non-infringing method, if possible, to accomplish its objectives. Any of these claims, with or without merit, could result in costly litigation and divert the attention of key personnel. If such claims are successful, they could result in costly judgments or settlements. Also, as new technologies emerge the intellectual property rights of parties in such technologies can be uncertain. As a result, Zebra’s products involving such technologies may have higher risk of claims of infringement of the intellectual proprietary rights of third parties.
The inability to protect intellectual property could harm Zebra’s reputation, and its competitive position may be materially damaged. Zebra’s intellectual property is valuable and provides Zebra with certain competitive advantages. Zebra uses copyrights, patents, trademarks, trade secrets, and contracts to protect these proprietary rights. Despite these precautions, third parties may be able to copy or reproduce aspects of Zebra’s intellectual property and its products or, without authorization, to misappropriate and use information, which Zebra regards as its trade secrets. Additionally, the intellectual property rights Zebra obtains may not be sufficient to provide it with a competitive advantage and may be successfully challenged, invalidated, circumvented, or infringed. In any infringement litigation that Zebra may undertake to protect its intellectual property, any award of monetary damages may be unlikely or very difficult to obtain, and any such award Zebra may receive may not be commercially valuable. Furthermore, efforts to enforce or protect Zebra’s proprietary rights may be ineffective and could result in the invalidation or narrowing of the scope of Zebra’s intellectual property and incurring substantial litigation costs. Because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of Zebra’s confidential information could be compromised by disclosure during this type of litigation. Some aspects of Zebra’s business and services also rely on technologies, software, and content developed by or licensed from third parties, and Zebra may not be able to maintain its relationships with such third parties or enter into similar relationships in the future on reasonable terms or at all.
We currently use third party and/or open source operating systems and associated application ecosystems in certain of our products. Such parties ceasing continued development of the operating system or restricting our access to such operating system could adversely impact our business and financial results. We currently use third-party and/or open source operating systems and associated application ecosystems in certain of our products. As a result, we are dependent on third-parties’ continued development of operating systems, software application ecosystem infrastructures, and such third-parties’ approval of our implementations of their operating system and associated applications. If such parties cease to continue development or support of such operating systems or restrict our access to such operating systems, we would be required to change our strategy for such devices. As a result, our financial results could be negatively impacted because a resulting shift away from the operating systems we currently use and the associated applications ecosystem could be costly and difficult. A strategy shift could increase the burden of development on Zebra and potentially create a gap in our portfolio for a period of time, which could competitively disadvantage Zebra.
Cybersecurity incidents could disrupt business operations. Like many companies, Zebra continually strives to meet industry information security standards relevant to our business. We regularly perform vulnerability assessments, remediate vulnerabilities, review log/access, perform system maintenance, manage network perimeter protection, and implement and manage disaster recovery testing. A cybersecurity incident could include an attempt to gain unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. “Phishing” and other types of attempts to obtain unauthorized information or access are often sophisticated and difficult to detect or defeat.
A cybersecurity incident, including deliberate attacks and unintentional events, may lead to a material disruption of our core business systems, to the loss or corruption of confidential business information and/or to the disclosure of personal data that in each case could result in an adverse business impact, as well as, possible damage to the Zebra brand. This could also lead to a public disclosure or theft of private intellectual property and a possible loss of customer confidence.
While we have experienced and expect to continue to experience these types of threats and incidents, there have been no material incidents incurred to-date at Zebra. If Zebra’s core business operations, or that of one of our third-party service providers, were to be breached, this could affect the confidentiality, integrity, and availability of our systems and data. While we continue to perform security due diligence, there is always the possibility of a significant breach affecting the confidentiality, integrity, and availability of our systems and/or data.

Zebra products that are deployed in customer environments also have the possibility of being breached, which could result in damage to a customer’s confidentiality, integrity, and availability of the customer’s data and systems. It is possible that such a breach could result in delays in, or loss of market acceptance of, Zebra’s products and services; diversion of our resources; injury to our reputation; increased service and warranty expenses; and payment of damages.
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
Defects or errors in Zebra’s software products could harm its reputation, result in significant cost to Zebra, and impair Zebra’s ability to market such products. Zebra’s software may contain undetected errors, defects, or bugs. Although Zebra has not suffered significant harm from any errors, defects, or bugs to date, we may discover significant errors, defects, or bugs in the future that we may not be able to correct or correct in a timely manner. It is possible that errors, defects, or bugs will be found in Zebra’s existing or future software products and related services with the possible results of delays in, or loss of market acceptance of, Zebra’s products and services, diversion of our resources, injury to our reputation, increased service and warranty expenses, and payment of damages.

Zebra depends on the ongoing services of its senior management and its ability to attract and retain key personnel. The future success of Zebra is substantially dependent on the continued services and continuing contributions of senior management and other key personnel. The ability to attract, retain, and motivate highly skilled employees is important to Zebra’s long-term success. Competition for skill sets in certain functions within our industry is intense, and Zebra may be unable to retain key employees or attract, assimilate, or retain other highly qualified employees in the future. Any disruption in the services of senior management or our ability to attract and retain key personnel may have a material adverse effect on our business and results of operations.
Terrorist attacks or war could lead to further economic instability and adversely affect Zebra’s stock price, operations, and profitability. The terrorist attacks that occurred in the United States on September 11, 2001 caused major instability in the U.S. and other financial markets. Since then, a number of significant acts of terrorism have occurred, and war continues in the Middle East, all of which may contribute to instability in financial markets. Additional acts of terrorism and current and future war risks could have a similar impact. Any such attacks could, among other things, cause further instability in financial markets and could directly, or indirectly through reduced demand, negatively affect Zebra’s facilities and operations or those of its customers or suppliers.
Taxing authority challenges may lead to tax payments exceeding current reserves. Zebra is subject to, and may become subject to, ongoing tax examinations in various jurisdictions. As a result, we may record incremental tax expense based on expected outcomes of such matters. In addition, we may adjust previously reported tax reserves based on expected results of these examinations. Such adjustments could result in an increase or decrease to Zebra’s effective tax rate and cash flows. Future changes in tax law in various jurisdictions around the world and income tax holidays could have a material impact on Zebra’s effective tax rate, foreign rate differential, future income tax expense, and cash flows.
Forecasting our estimated annual effective tax rate is complex and subject to uncertainty, and there may be material differences between our forecasted and actual tax rates. Forecasts of our income tax position and effective tax rate are complex, subject to uncertainty and periodic updates because our income tax position for each year combines the effects of a mix of profits earned and losses incurred by us in various tax jurisdictions with a broad range of income tax rates, as well as changes in the valuation of deferred tax assets and liabilities, the impact of various accounting rules and changes to these rules and tax laws, the results of examinations by various tax authorities, and the impact of any acquisition, business combination or other reorganization, or financing transaction.
As a multinational corporation, we conduct our business in many countries and are subject to taxation in many jurisdictions. The taxation of our business is subject to the application of multiple and sometimes conflicting tax laws and regulations, as well as multinational tax conventions. The European Union and countries within the European Union are contemplating changes to their respective tax laws based on the recent reports issued by the Organization for Economic Co-operation and Development (OECD)/G20 Base Erosion and Profit Shifting ("BEPS") Project, which, if enacted, could materially impact our tax liability due to our organizational structure and significant operations within Europe. Our effective tax rate is highly dependent upon the geographic distribution of our worldwide earnings or losses resulting from our structure and operating model, the tax regulations and tax holidays in each geographic region, and the availability of tax credits and carry-forwards. The application of tax laws and regulations is subject to legal and factual interpretation, judgment, and uncertainty. Tax laws themselves are subject to change as a result of changes in fiscal policy, changes in legislation, and the evolution of regulations and court rulings. Consequently, taxing authorities may impose tax assessments or judgments against us that could materially impact our tax liability and/or our effective income tax rate.
Economic conditions and financial market disruptions may adversely affect Zebra’s business and results of operations. Adverse economic conditions or reduced information technology spending may adversely impact our business. General disruption of financial markets, similar to the disruption in financial markets from 2008 through 2009, and a related general economic downturn could adversely affect Zebra’s business and financial condition through a reduction in demand for our products by our customers. If a slowdown were severe enough, it could require further impairment testing and write-downs of goodwill and other intangible assets. Cost reduction actions may be necessary and might lead to restructuring charges. A tightening of financial credit could adversely affect our customers, suppliers, outsourced manufacturers, and channel partners (e.g., distributors and resellers) from obtaining adequate credit for the financing of significant purchases. Another economic downturn could also result in a decrease in or cancellation of orders for Zebra’s products and services; negatively impact Zebra’s ability to collect its accounts receivable on a timely basis; result in additional reserves for uncollectible accounts receivable; and require additional reserves for inventory obsolescence. Higher volatility and fluctuations in foreign exchange rates for the U.S. dollar against currencies such as the euro, the British pound, the Chinese yuan, and the Brazilian real could negatively impact product sales, margins, and cash flows.
A natural disaster may cause supply disruptions that could adversely affect Zebra’s business and results of operations. Natural disasters, similar to the earthquake that struck Japan in March 2011, may occur in the future, and Zebra is not able to predict to what extent or duration any such disruptions will have on our ability to maintain ordinary business operations. The consequences of an unfortunate natural disaster may have a material adverse effect on Zebra’s business and results of operations.
Zebra is exposed to risks under large, multi-year system and solutions and services contracts that may negatively impact its business. Zebra enters into large, multi-year system and solutions and services contracts with our customers. This exposes Zebra to risks, including among others: (i) technological risks, especially when the contracts involve new technology; (ii) financial risks, including the estimates inherent in projecting costs associated with large, long-term contracts and the related impact on operating results; and (iii) cyber security risk, especially in managed services contracts with customers that process personal data. Recovery of front loaded capital expenditures in long-term managed services contracts with customers is dependent on the continued viability of such customers. The insolvency of customers could result in a loss of anticipated future revenue attributable to that program or product, which could have an adverse impact on Zebra’s profitability.
Zebra enters into fixed-price contracts that could subject it to losses in the event Zebra fails to properly estimate its costs. Zebra enters into a number of firm fixed-price contracts. If Zebra’s initial cost estimates are incorrect, Zebra can lose money on these contracts. Because many of these contracts involve new technologies and applications and require Zebra to engage subcontractors and can last multiple years, unforeseen events, such as technological difficulties, fluctuations in the price of raw materials, problems with Zebra’s subcontractors or suppliers and other cost overruns, can result in the contract pricing becoming less favorable or even unprofitable to Zebra and have an adverse impact on Zebra’s financial results. In addition, a significant increase in inflation rates could have an adverse impact on the profitability of longer-term contracts.
Zebra utilizes the services of subcontractors to perform under many of its contracts and the inability of its subcontractors to perform in a timely and compliant manner could negatively impact Zebra’s performance obligations as the prime contractor. Zebra engages subcontractors on many of its contracts and as Zebra expands its global solutions and services business, Zebra’s use of subcontractors has and will continue to increase. Zebra’s subcontractors may further subcontract performance and may supply third-party products and software. Zebra may have disputes with its subcontractors, including disputes regarding the quality and timeliness of work performed by the subcontractor or its subcontractors and the functionality, warranty and indemnities of products, software, and services supplied by Zebra’s subcontractor. Zebra is not always successful in passing along customer requirements to its subcontractors, and thus in some cases may be required to absorb contractual risks from its customers without corresponding back-to-back coverage from Zebra’s subcontractor. Zebra’s subcontractors may not be able to acquire or maintain the quality of the materials, components, subsystems and services they supply, or secure preferred warranty and indemnity coverage from their suppliers which might result in greater product returns, service problems, warranty claims and costs and regulatory compliance issues and could harm Zebra’s business, financial condition, and results of operations.
Over the last several years we have outsourced portions of certain business operations such as repair, distribution, and engineering services and may outsource additional business operations, which limits our control over these business operations and exposes us to additional risk as a result of the actions of our outsource partners. As we outsource more of our business operations, we are not able to directly control these activities. Our outsource partners may not prioritize our business over that of their other customers and they may not meet our desired level of service, cost reductions, or other metrics. In some cases their actions may result in our being found to be in violation of laws or regulations like import or export regulations. As many of our outsource partners operate outside of the U.S., our outsourcing activity exposes us to information security vulnerabilities and increases our global risks. In addition, we are exposed to the financial viability of our outsource partners. Once a business activity is outsourced, we may be contractually prohibited from, or may not practically be able to, bring such activity back within the Company or move it to another outsource partner. The actions of our outsource partners could result in reputational damage to us and could negatively impact our financial results.
Failure of Zebra’s suppliers, subcontractors, distributors, resellers, and representatives to use acceptable legal or ethical business practices could negatively impact our business. It is Zebra’s policy to require its suppliers, subcontractors, distributors, resellers, and third-party sales representatives (“TPSRs”) to operate in compliance with applicable laws, rules, and regulations regarding working conditions, employment practices, environmental compliance, anti-corruption, and trademark and copyright licensing. However, Zebra does not control their labor and other business practices. If one of Zebra’s suppliers, subcontractors, distributors, resellers, or TPSRs violates labor or other laws or implements labor or other business practices that are regarded as unethical, the shipment of finished products to Zebra could be interrupted, orders could be canceled, relationships could be terminated, and Zebra’s reputation could be damaged. If one of Zebra’s suppliers or subcontractors fails to procure necessary license rights to trademarks, copyrights, or patents, legal action could be taken against Zebra that could impact the saleability of Zebra’s products and expose Zebra to financial obligations to a third-party. Any of these events could have a negative impact on Zebra’s sales and results of operations.
Zebra relies on third-party dealers, distributors, and resellers to sell many of its products. In addition to Zebra’s own sales force, Zebra offers its products through a variety of third-party dealers, distributors, and resellers. These third-parties may also market other products that compete with Zebra’s products. Failure of one or more of Zebra’s dealers, distributors, or resellers to effectively promote Zebra’s products could affect our ability to bring products to market and have a negative impact on our results of operations. As Zebra implements a new channel program that covers both Legacy Zebra and Enterprise products, some of our third-party dealers, distributors, or resellers may decide not to migrate to the new channel program, thereby reducing our ability to bring products to market and have a negative impact on our results of operations.
Some of these third-parties are smaller and more likely to be impacted by a significant decrease in available credit that could result from a weakness in the financial markets. If credit pressures or other financial difficulties result in insolvency for third-party dealers, distributors, or retailers and we are unable to successfully transition end-customers to purchase our products from other third-parties or from Zebra directly, it may cause, and in some cases has caused, a negative impact on our financial results.
Final assembly of certain Zebra products is performed by third-party electronics manufacturers. Zebra may be dependent on these third-party electronics manufacturers as a sole-source of supply for the manufacture of such products. A failure by such manufacturers to provide manufacturing services to Zebra as Zebra requires, or any disruption in such manufacturing services, may adversely affect Zebra’s business results. Because Zebra relies on these third-party electronics manufacturers to manufacture its products, Zebra may incur increased business continuity risks. Zebra is not able to exercise direct control over the assembly or related operations of certain of its products. If these third party manufacturers experience business difficulties or fail to meet Zebra’s manufacturing needs, then Zebra may be unable to satisfy customer product demands, lose sales, and be unable to maintain customer relationships. Longer production lead times may result in shortages of certain products and inadequate inventories during periods of unanticipated higher demand. Without such third parties continuing to manufacture Zebra’s products, Zebra may have no other means of final assembly of certain of its products until Zebra is able to secure the manufacturing capability at another facility or develop an alternative manufacturing facility. This transition could be costly and time consuming.
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
Zebra’s future operating results depend on its ability to purchase a sufficient amount of materials, parts, and components, as well as services and software to meet the demands of customers. Zebra sources some of its components from sole source suppliers. Any disruption to its suppliers or significant increase in the price of supplies could have a negative impact on its results of operations. Zebra’s ability to meet customers’ demands depends, in part, on its ability to obtain in a timely manner an adequate delivery of quality materials, parts, and components, as well as services and software from its suppliers. In addition, certain supplies are available only from a single source or limited sources and Zebra may not be able to diversify sources in a timely manner. If demand for Zebra’s products or services increases from its current expectations or if suppliers are unable to meet Zebra’s demand for other reasons, including as a result of natural disasters or financial issues, Zebra could experience an interruption in supplies or a significant increase in the price of supplies that could have a negative impact on its business. Zebra has experienced shortages in the past that have negatively impacted its results of operations and may experience such shortages in the future. In addition, credit constraints at Zebra’s suppliers could cause Zebra to accelerate payment of accounts payable by Zebra, impacting Zebra’s cash flow.
In addition, Zebra’s current contractual with certain suppliers may be canceled or not extended by such suppliers and, therefore, not afford Zebra with sufficient protection against a reduction or interruption in supplies. Moreover, in the event any of these suppliers breach their contracts with Zebra, Zebra’s legal remedies associated with such a breach may be insufficient to compensate Zebra for any damages it may suffer.
The unfavorable outcome of any pending or future litigation, arbitration, or administrative action could have a material adverse effect on Zebra’s financial condition or results of operations. From time to time Zebra is made a party to litigation, arbitration, or administrative actions. Zebra’s financial results and reputation could be negatively impacted by unfavorable outcomes to any pending or future litigation or administrative actions, including those related to the Foreign Corrupt Practices Act, the U.K. Bribery Act, or other anti-corruption laws. There can be no assurances as to the favorable outcome of any litigation or administrative proceedings. In addition, it can be very costly to defend litigation or administrative proceedings and these costs could negatively impact Zebra’s financial results.
It is important that Zebra is able to obtain many different types of insurance, and if Zebra is not able to obtain insurance or exhausts its coverage Zebra may be forced to retain the risk. Zebra has many types of insurance coverage and is also self-insured for some risks and obligations. While the cost and availability of most insurance is stable, there are still certain types and levels of insurance that remain difficult to obtain, such as professional liability insurance, which is expensive to obtain for the amount of coverage often requested by certain customers. As Zebra grows its global solutions and services business, Zebra is being asked to obtain higher amounts of professional liability insurance, which could result in higher costs to do business. Natural disasters and certain risks arising from securities claims, professional liability, and public liability are potential self-insured events that could negatively impact Zebra’s financial results. In addition, while Zebra maintains insurance for certain risks, the amount of its insurance coverage may not be adequate to cover all claims or liabilities, and Zebra may be forced to bear substantial costs from an accident, incident, or claim.
Zebra is subject to a wide range of product regulatory and safety, consumer, worker safety, and environmental laws. Zebra’s operations and the products it manufactures and/or sells are subject to a wide range of product regulatory and safety, consumer, worker safety, and environmental laws and regulations. Compliance with such existing or future laws and regulations could subject Zebra to future costs or liabilities, impact its production capabilities, constrict its ability to sell, expand or acquire facilities, restrict what products and services Zebra can offer, and generally impact its financial performance. Some of these laws are environmental and relate to the use, disposal, remediation, emission and discharge of, and exposure to hazardous substances. These laws often impose liability and can require parties to fund remedial studies or actions regardless of fault. Zebra continues to incur disposal costs and have ongoing remediation obligations. Environmental laws have tended to become more stringent over time and any new obligations under these laws could have a negative impact on Zebra’s operations or financial performance.
Laws focused on the energy efficiency of electronic products and accessories; recycling of both electronic products and packaging; reducing or eliminating certain hazardous substances in electronic products; and the transportation of batteries continue to expand significantly. Laws pertaining to accessibility features of electronic products, standardization of connectors and power supplies, the transportation of lithium-ion batteries, and other aspects are also proliferating. There are also demanding and rapidly changing laws around the globe related to issues such as product safety, radio interference, radio frequency radiation exposure, medical related functionality, and consumer and social mandates pertaining to use of wireless or electronic equipment. These laws, and changes to these laws, could have a substantial impact on whether Zebra can offer certain products, solutions, and services, and on what capabilities and characteristics Zebra’s products or services can or must include.
These laws impact Zebra’s products and negatively affect Zebra’s ability to manufacture and sell products competitively. Zebra expects these trends to continue. In addition, Zebra anticipates that it will see increased demand to meet voluntary criteria related to reduction or elimination of certain constituents from products, increasing energy efficiency, and providing additional accessibility.

Zebra has identified a material weakness in its internal control over financial reporting which could, if not remediated, result in material misstatements in its financial statements. Zebra’s management is responsible for establishing and maintaining adequate internal controls over its financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act. As disclosed in Item 9A of Part II of this report, Zebra identified in the first quarter of 2015 a material weakness in its internal control over financial reporting related to the process to review and prepare its quarterly income tax provision. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. As a result of this material weakness, Zebra’s management concluded that its internal control over financial reporting was not effective as of the last day of the period covered by this report. Zebra is actively engaged in developing a remediation plan designed to address this material weakness. If the remedial measures are insufficient to address the material weakness or if additional material weaknesses or significant deficiencies in the internal control are discovered or occur in the future, the consolidated financial statements may contain material misstatements and Zebra could be required to restate its financial results.
Zebra could be adversely impacted by changes in accounting standards and subjective assumptions, estimates and judgments by management related to complex accounting matters. Generally accepted accounting principles and related accounting pronouncements, implementation guidelines, and interpretations with regard to a wide range of matters that are relevant to our businesses, including, but not limited to, revenue recognition, asset impairment, impairment of goodwill and other intangible assets, inventories, customer rebates and other customer consideration, tax matters, and litigation and other contingent liabilities are highly complex and involve many subjective assumptions, estimates, and judgments. Changes in these rules or their interpretation or changes in underlying assumptions, estimates, or judgments could significantly change our reported or expected financial performance or financial condition. New accounting guidance may also require systems and other changes that could increase our operating costs and/or change our financial statements. For example, implementing future accounting guidance related to revenue and other areas could require us to make significant changes to our accounts receivable subledger or other accounting systems, and could result in adverse changes to our financial statements.

Risks Related to the Acquisition and Integration of Enterprise
Zebra may be unable to effectively integrate Enterprise into its existing business. The integration of Enterprise into Zebra’s operations is a significant undertaking and requires significant attention from Zebra’s management. The Acquisition, with an approximate enterprise value of $3.45 billion, is significantly larger than prior acquisitions Zebra has completed and significantly increased the size of Zebra’s operations, increased its number of employees and operating facilities and expanded its geographic scope. There can be no assurance that Zebra will be able to successfully integrate Enterprise, or if such integration is successfully accomplished, that such integration will not be more costly than currently contemplated. There can also be no assurance that Zebra can successfully manage the combined business due to Zebra’s greatly increased size and scope. If Zebra cannot successfully integrate and manage Enterprise within a reasonable time following the Acquisition, Zebra may not be able to realize the potential and anticipated benefits of the Acquisition, which could have a material adverse effect on its business, financial condition, operating results, cash flows and growth prospects.
Zebra may be unable to realize the expected growth opportunities and cost savings from the Acquisition. In connection with the integration of Enterprise into Zebra’s existing operating structure, Zebra seeks to realize growth opportunities, along with cost savings. The anticipated cost savings are based upon assumptions about Zebra’s ability to implement integration measures in a timely fashion and within certain cost parameters. Zebra’s ability to achieve the planned cost synergies relies upon a number of factors, some of which may be beyond its control. For example, Zebra may be unable to eliminate duplicative costs in a timely fashion or at all. Zebra’s inability to realize anticipated cost savings, and revenue enhancements from the Acquisition could have a material adverse effect on its business, financial condition, operating results, cash flows, and growth prospects.
The Acquisition could divert the attention of management. Zebra entered new lines of business that it lacks experience managing after completing the Acquisition. Similarly, because Enterprise is significantly larger than Zebra’s business prior to the Acquisition, Zebra will be required to manage new and larger lines of business, and consequently the integration process requires significant attention from management, which may divert management’s attention from Zebra’s other businesses. Management may also have difficulty assimilating the corporate cultures, maintaining employee morale and retaining key employees. These diversions, together with other difficulties Zebra may have in integrating Enterprise, could have a material adverse effect on Zebra’s business, financial condition, operating results, cash flows and growth prospects.

Customers of Enterprise or Legacy Zebra may decide to diversify their supply of products provided by Enterprise and/or Legacy Zebra by switching to competitors. Some of Zebra’s existing customers may conclude that as a result of the Acquisition they are overly reliant on a single provider. In such circumstances, Zebra’s customers may engage its competitors or facilitate the emergence of new competitors to diversify sourcing and service options, which could have an adverse effect on Zebra’s expected revenues following the Acquisition.
Zebra continues to rely on MSI to perform certain critical transition services and there can be no assurance that those services will be performed timely and effectively or that Zebra can replace those services prior to the expiration of the transition services agreement or successfully develop its own operations going forward. Under the terms of the transition services agreement that Zebra entered into with MSI in connection with the Acquisition, MSI provided and continues to provide Zebra with services critical for the operation and continuity of Zebra's operation of Enterprise. Zebra has transitioned some of these critical functions, and is in the process of transitioning other critical functions, which primarily include information technology systems. Until Zebra transitions all such functions, it will continue to rely on MSI for those services. There can be no assurances that these remaining services will be performed timely and effectively or that Zebra will be able to successfully or timely transition remaining functions and assume responsibility over them. Significant disruption in these transition services, or unanticipated costs related to these services, could materially and adversely affect Zebra’s business, financial condition and results of operations. Additionally, if we are unable to transition such remaining services to Zebra in a timely fashion or without disruption to Zebra’s operations, we could experience an adverse effect on our business, financial condition and cash flows, and results of operations.
Section 404 of the Sarbanes-Oxley Act of 2002 requires us to document and test our internal controls over financial reporting and to report on our assessment as to the effectiveness of these controls. Any negative reports concerning our internal controls could adversely affect our future results of operations and financial condition. We may discover areas of our internal controls that need improvement, particularly with respect to areas of our business impacted by the integration of our business processes, systems, and facilities. We cannot be certain that any remedial measures we take will ensure appropriate implementation and maintenance of adequate internal controls over the financial reporting processes and reporting in the future. We may incur significant additional costs in order to ensure we adequately remediate any weaknesses identified in our internal control environment, which, in turn, would reduce our earnings. Implementing any remedial measures may be complicated by the limited timeframe in which to implement such measures, the possibility that implementation of such measures may require a substantial amount of work and time by Zebra personnel, and the challenge of migrating to a new ERP while implementing such remedial measures. In addition, development of an integrated financial reporting system with the accompanying system of internal controls to comply with the Sarbanes-Oxley Act of 2002 may increase the time and costs necessary to complete the integration of Enterprise or cause us to miss our reporting obligations.
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
As part of the integration, Zebra is moving Enterprise off of its legacy ERP systems and implementing an ERP system under a single instance with Zebra’s legacy business. The implementation process is complex and involves a number of risks that may adversely affect Zebra’s business and results of operations. Zebra is currently replacing its multiple legacy business systems, including moving Enterprise off of its legacy systems that are being operated under a transition services agreement with MSI, with a new company-wide, integrated enterprise resource planning (ERP) system to handle various business, operating and financial processes for Zebra and its subsidiaries. The new system will enhance a variety of important functions, such as order entry, invoicing, accounts receivable, accounts payable, financial consolidation, logistics, and internal and external financial and management reporting matters.
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
We have a substantial amount of goodwill and other intangible assets, which could, in the future, become impaired and result in material non-cash charges to our results of operations. As of December 31, 2015, we had $3.2 billion of goodwill and other intangible assets, a significant increase since prior to the Acquisition of Enterprise.  At least annually, or whenever events or changes in circumstances indicate a potential impairment in the carrying value as defined by GAAP, we will evaluate this goodwill and other intangible assets for impairment by first assessing qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of the reporting unit is less than the carrying amount. Estimated fair values could change if, for example, there are changes in the business climate, unanticipated changes in the competitive environment, declines in the financial condition of a reporting unit, adverse legal or regulatory actions or developments, changes in capital structure, cost of debt, interest rates, capital expenditure levels, operating cash flows, or market capitalization. Because of the significance of our goodwill and intangible assets, any future impairment of these assets could require material non-cash charges to our results of operations, which could have a material adverse effect on our financial condition and results of operations.
Risks Related to our Indebtedness
In connection with the Acquisition, Zebra incurred substantial debt obligations. Zebra’s total outstanding debt for borrowed money was approximately $3.25 billion on October 27, 2014. At December 31, 2015, the remaining principal amount of indebtedness was $3.09 billion. In addition, subject to restrictions in agreements governing Zebra’s existing and future indebtedness, Zebra may incur additional indebtedness. Zebra’s substantial level of indebtedness could have important consequences, including the following:

•	Zebra may experience difficulty in satisfying its obligations with respect to its existing indebtedness or future indebtedness;

•	Zebra’s ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired;

•
Zebra plans to use a substantial portion of cash flow from operations to pay interest and principal on its indebtedness, which may reduce the funds available to Zebra for other purposes, such as acquisitions and capital expenditures;

•	Zebra may be at a competitive disadvantage with reduced flexibility in planning for, or responding to, changing conditions in the industry, including increased competition; and

•	Zebra may be more vulnerable to economic downturns and adverse developments in the business.
Zebra expects to fund its expenses and to pay the principal and interest on its indebtedness from cash flow from operations. Zebra’s ability to meet its expenses and to pay principal and interest on its indebtedness when due depends on its future performance, which will be affected by financial, business, economic, and other factors. Zebra will not be able to control many of these factors, such as economic conditions in the markets where Zebra operates and pressure from competitors. Additionally, Zebra has not previously undertaken substantial amounts of indebtedness. Historically, Zebra operated its business without incurring significant indebtedness for borrowed money and has limited experience operating its business subject to the constraints imposed by debt agreements.
Despite its indebtedness, Zebra may need to incur substantially more indebtedness and take other actions that could further exacerbate the risk associated with its existing indebtedness. At December 31, 2015, the remaining principal amount of indebtedness was $3.09 billion. In addition to the financing activities, Zebra may need to incur substantially more indebtedness in the future, resulting in higher leverage. Subject to the limits contained in its Debt Agreements, Zebra may incur additional indebtedness from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. To the extent Zebra incurs additional indebtedness, the risks associated with its substantial indebtedness will be exacerbated.
Zebra’s use of derivative financial instruments to reduce interest rate risk may result in added volatility in its quarterly operating results. Zebra does not hold or issue derivative financial instruments for trading purposes. However, Zebra does utilize derivative financial instruments to reduce interest rate risk associated with its indebtedness. To manage variable interest rate risk, Zebra entered into forward interest rate swap agreements, which will effectively convert a portion of its indebtedness into a fixed rate loan. Under generally accepted accounting principles, the fair values of the swap contracts, which will either be amounts receivable from or payable to counterparties, are reflected as either assets or liabilities on Zebra’s Consolidated Balance Sheets. Zebra records its fair value change in our Consolidated Statements of Earnings, as a component of “Other income (expense)” if not hedged. The associated impact on Zebra’s quarterly operating results is directly related to changes in prevailing interest rates. If interest rates increase, Zebra would have a non-cash gain on the swaps, and vice versa in the event of a decrease in interest rates. Consequently, these swap contracts introduce complexity to Zebra’s operating results.
Restrictive covenants in the Debt Agreements may limit Zebra’s current and future operations, particularly its ability to respond to changes in its business or to pursue its business strategies. The Debt Agreements contain, and instruments governing any future indebtedness may contain, a number of restrictive covenants that impose significant operating and financial restrictions, including restrictions on Zebra’s ability to take actions that Zebra believes may be in its interest. Zebra expects these covenants will limit its ability to:

•	incur additional indebtedness or guarantees;

•	pay dividends or make other distributions or repurchase or redeem its stock or prepay or redeem certain indebtedness;

•	sell or dispose of assets and issue capital stock of restricted subsidiaries;

•	incur liens or enter into sale-leaseback transactions;

•	enter into agreements restricting its subsidiaries’ ability to pay dividends;

•	enter into transactions with affiliates;

•	engage in new lines of business;

•	consolidate, merge or enter into other fundamental changes;

•	make loans, investments and/or acquisitions; and

•	enter into amendments or modifications of certain material subordinated debt agreements or organizational documents.
Additionally, the Term Loan entered into to fund a portion of the Acquisition requires Zebra to maintain in certain circumstances compliance with a consolidated total secured net leverage ratio. Zebra’s ability to comply with this ratio may be affected by events beyond its control, and Zebra cannot assure you that Zebra will meet this ratio. The restrictions could adversely affect Zebra’s ability to:

•	finance operations;

•	make needed capital expenditures;

•	make strategic acquisitions or investments or enter into alliances;

•	withstand a future downturn in our business or the economy in general;

•	engage in business activities, including future opportunities, that may be in Zebra’s interest; and

•	plan for or react to market conditions or otherwise execute Zebra’s business strategies.
A breach of any of the covenants contained in the Debt Agreements (including an inability to comply with the financial maintenance covenants) that is not remedied within the applicable cure period, if any, would result in an event of default under the Debt Agreements. If, when required, Zebra is unable to repay or refinance its indebtedness or amend the covenants contained in the Debt Agreements, or if a default otherwise occurs that is not cured or waived, the lenders or holders of Zebra debt securities could elect to declare all borrowings outstanding, together with accrued interest and other fees, to be immediately due and payable or institute foreclosure proceedings against those assets that secure the borrowings. Should the outstanding obligations be accelerated and become due and payable because of any failure to comply with the applicable covenants in the future, Zebra would be required to search for alternative measures to finance current and ongoing obligations of its business. There can be no assurance that such financing will be available on acceptable terms, if at all. Any of these scenarios could adversely impact Zebra’s liquidity, financial condition and results of operations.
A significant amount of cash will be required to service our indebtedness. Zebra’s ability to make payments on and to refinance its indebtedness and to fund working capital needs, general corporate expenditures and planned capital expenditures depends on Zebra’s ability to generate a significant amount of cash. This, to a certain extent, is subject to general economic, financial, competitive, business, legislative, regulatory, and other factors that are beyond Zebra’s control.
If Zebra’s business does not generate sufficient cash flows from operations or if future borrowings are not available to Zebra in an amount sufficient to enable Zebra to pay its indebtedness or to fund its other liquidity needs, Zebra may need to refinance all or a portion of its indebtedness on or before the maturity thereof, sell assets, reduce or delay capital investments, or seek to raise additional capital, any of which could have a material adverse effect on Zebra’s operations. In addition, Zebra may not be able to affect any of these actions, if necessary, on commercially reasonable terms or at all. Zebra’s ability to restructure or refinance its indebtedness will depend on the condition of the capital and debt markets and its financial condition at such time. Any refinancing of its indebtedness could be at higher interest rates and may require Zebra to comply with more onerous covenants, which could further restrict business operations. The terms of anticipated or future debt instruments may limit or prevent Zebra from taking any of these actions. In addition, any failure to make scheduled payments of interest and/or principal on outstanding indebtedness would likely result in a reduction of Zebra’s credit rating, which could harm its ability to access additional capital on commercially reasonable terms or at all. Zebra’s inability to generate sufficient cash flow to satisfy its debt service obligations, or to refinance or restructure its obligations on commercially reasonable terms or at all, would have an adverse effect, which could be material, on Zebra’s business, financial condition and results of operations, as well as on its ability to satisfy the obligations in respect of its indebtedness.

Item 1B.	Unresolved Staff Comments
Not applicable.

Item 2.	Properties

Zebra’s corporate headquarters are located in Lincolnshire, Illinois; a northern suburb of Chicago. Zebra also operates manufacturing, production and warehousing facilities, administrative, research, and sales facilities in other U.S. and international locations.
As of December 31, 2015, Zebra owned 3 lab and warehouse facilities located in: Holtsville, NY; Preston, UK; and Mississauga, Ontario, Canada. The Company operates from 11 facilities for the purposes of manufacturing, production, and warehousing, 7 of which are located in the United States and 4 are located in other countries. As of December 31, 2015, the Company leased 123 office facilities, 41 of which were located in the United States and 82 were located in other countries.
We generally consider the productive capacity of the plants to be adequate and sufficient for our requirements. The extent of utilization of each manufacturing facility varies throughout the year.

Item 3.	Legal Proceedings
See Note 16 Contingencies in the Notes to Consolidated Financial Statements included in this Form 10-K.

Item 4.	Mine Safety Disclosures
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Stock Information: Price Range and Common Stock
Our Class A Common Stock is traded on The NASDAQ Stock Market under the symbol ZBRA. The following table shows the high and low trade prices for each fiscal quarter in 2015 and 2014, as reported by The NASDAQ Stock Market.

2015	High	Low	2014	High	Low
First Quarter	$92.48	$74.40	First Quarter	$72.76	$52.61
Second Quarter	119.47	88.41	Second Quarter	87.53	60.06
Third Quarter	117.00	71.95	Third Quarter	86.02	72.10
Fourth Quarter	83.02	63.92	Fourth Quarter	79.11	58.95
Source: The NASDAQ Stock Market
At February 22, 2016, the last reported price for the Class A Common Stock was $68.31 per share, and there were 157 registered stockholders of record for Zebra’s Class A Common Stock. In addition, we had approximately 24,950 stockholders who owned Zebra stock in street name.
Dividend Policy
Since our initial public offering in 1991, we have not declared any cash dividends or distributions on our capital stock. Zebra currently does not anticipate paying any cash dividends in the foreseeable future.
Treasury Shares
Zebra did not purchase shares of Zebra Class A Common Stock during 2015.
In November 2011, Zebra’s Board authorized the purchase of up to an additional 3,000,000 shares under the purchase plan program and the maximum number of shares that may yet be purchased under the program is 665,475. The November 2011 authorization does not have an expiration date.

Item 6.	Selected Financial Data
FIVE YEAR SUMMARY OF SELECTED CONSOLIDATED FINANCIAL DATA
(In millions, except shares and per share amounts)

	Year Ended December 31,
(Loss)/Earnings (1)	2015		2014		2013	2012	2011
Net sales	$3,652		$1,671		$1,038	$996	$983
Cost of sales	2,008		893		535	505	496
Gross profit	1,644		778		503	491	487
Acquisition and integration costs	144		127		5	3	—
Exit and restructuring costs	39		6		6	1	2
Other operating expenses	1,408		556		332	323	303
Total operating expenses	1,591		689		343	327	305
Operating income	53		89		160	164	182
(Loss) income from continuing operations before income taxes	(164)	(2)	17	(2)	164	164	180
(Loss) income from continuing operations, net of tax	(137)		32		134	122	131
Income (loss) from discontinued operations, net of tax (3)	—		—		—	1	44
Net (loss) income	$(137)		$32		$134	$123	$175
Basic earnings per share:
(Loss) income from continuing operations	$(2.69)		$0.64		$2.65	$2.36	$2.42
Income (loss) from discontinued operations (3)	—		—		—	0.02	0.82
Net (loss) income	$(2.69)		$0.64		$2.65	$2.38	$3.24
Diluted earnings per share:
(Loss) income from continuing operations	$(2.69)		$0.63		$2.63	$2.35	$2.40
Income (loss) from discontinued operations (3)	—		—		—	0.02	0.82
Net (loss) income	$(2.69)		$0.63		$2.63	$2.37	$3.22
Weighted average shares outstanding
Basic	50,996,297		50,789,173		50,692,942	51,566,468	53,853,579
Diluted	50,996,297		51,379,698		51,063,189	51,843,051	54,190,871

	December 31,
Balance Sheet (1)	2015	2014	2013	2012	2011
Cash and cash equivalents, investments and marketable securities	$192	$418	$416	$394	$327
Working capital (4)	456	719	635	616	476
Total assets	5,024	5,539	1,120	968	899
Long-term obligations (5)	3,234	3,346	15	14	12
Stockholders’ equity	913	1,040	959	857	777

(1)	Includes the Enterprise business from its date of acquisition October 27, 2014.

(2)	2015 includes interest expense of $197 million and forward swaps gain of $4 million. 2014 includes interest expense of $57 million and forward swaps loss of $5 million.

(3)	In 2011, the Company sold two businesses, Navis, LLC and Proveo AG and reported the results as discontinued operations.

(4)	Calculated as current assets minus current liabilities.

(5)	Long-term obligations includes long-term debt, deferred revenue, and other long-term liabilities.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
Percentage changes provided throughout Management's Discussion and Analysis of Financial Condition and Results of Operations were calculated on amounts rounded to the nearest thousand.

Zebra is a global leader respected for innovative EAI solutions in the automatic information and data capture solutions industry. We design, manufacture, and sell a broad range of products that capture and move data, including: mobile computers; barcode scanners and imagers; RFID readers; WLAN products; specialty printers for barcode labeling and personal identification; RTLS; related accessories and supplies, such as self-adhesive labels and other consumables; and utilities and application software. End-users of our products include those in the retail, transportation and logistics, manufacturing, healthcare, hospitality, warehouse and distribution, energy and utilities, and education industries around the world. Benefits of our solutions include improved efficiency and workflow management, increased productivity and asset utilization, real-time, actionable enterprise information, and better customer experiences. We provide our products and services globally through a direct sales force and extensive network of partners. We provide products and services in over 170 countries, with approximately 120 facilities and 7,000 employees worldwide.

In October 2014, Zebra acquired the Enterprise from MSI, excluding its iDEN, or Integrated Digital Enhanced Network Business, for $3.45 billion in cash. Enterprise is an industry leader in mobile computing and advanced data capture technologies and services, which complement Zebra’s printing and RFID products. Its products include rugged and enterprise-grade mobile computers; barcode scanners and imagers; RFID readers; WLAN solutions; and accessories, software; and services that are associated with these products. Enterprise service revenues include sales arising from maintenance, repair, product support, system installation and integration services, and other services.

Similar to Zebra’s pre-Acquisition business, Enterprise’s products and services are sold to a wide range of enterprise customers globally, including those in the retail, transportation and logistics, manufacturing, health care, hospitality, warehouse and distribution, energy and utilities, and education industries.

Zebra financed the Acquisition through a combination of cash on hand and borrowings of $3.25 billion (the “Indebtedness”), including the sale of 7.25% senior notes due 2022 with an aggregate principal amount of $1.05 billion and a new credit agreement with various lenders that provided a term loan of $2.20 billion due 2021. The new credit agreement also included a $250 million revolving credit facility.

Segments
Commencing with the completion of the Acquisition in October 2014, the Company’s operations consist of two reportable segments: Legacy Zebra and Enterprise.

Legacy Zebra
The Legacy Zebra segment is an industry leader in barcode printing and asset tracking technologies. Its major product lines include barcode and card printers, location solutions, supplies, and services. Industries served include retail, transportation and logistics, manufacturing, healthcare, and other end markets within the following regions: North America; Latin America; Asia-Pacific; and Europe, Middle East, and Africa.

Enterprise
The Enterprise segment is an industry leader in automatic information and data capture solutions. Its major product lines include mobile computing, data capture, RFID, WLAN, and services. Industries served include retail, transportation and logistics, manufacturing, healthcare, and other end markets within the following regions: North America; Latin America; Asia-Pacific; and Europe, Middle East, and Africa.

Geographic Information. For the year ended December 31, 2015, the Company recorded $3.7 billion of net sales in its consolidated statements of operations, of which approximately 48.6% were attributable to North America; approximately 32.7% were attributable to Europe, Middle East, and Africa ("EMEA"); and other foreign locations accounted for the remaining 18.7%.

Results of Operations: Year Ended 2015 versus Year Ended 2014 and Year Ended 2014 versus Year Ended 2013
Consolidated Results of Operations (Acquisition of Enterprise impacted the last two months of 2014)
(Amounts in millions, except percentages)

	Year Ended December 31,			Percent Change 2015 vs 2014	Percent Change 2014 vs 2013
	2015	2014	2013
Net sales	$3,652	$1,671	$1,038	118.6%	60.9%
Gross profit	1,644	778	503	111.3%	54.5%
Operating expenses	1,591	689	343	130.8%	100.8%
Operating income	$53	$89	$160	(40.1)%	(44.5)%
Gross margin	45.0%	46.6%	48.5%
Net sales by product category were as follows (amounts in millions, except percentages):

	Year Ended December 31,			Percent Change 2015 vs 2014	Percent Change 2014 vs 2013
	2015	2014	2013
Hardware	$2,865	$1,234	$740	132.2%	66.6%
Supplies	268	265	244	1.2%	8.7%
Service and Software	519	172	54	201.8%	220.8%
Total Net sales	$3,652	$1,671	1,038
Net sales to customers by geographic region were as follows (in millions, except percentages):

	Year Ended December 31,			Percent Change 2015 vs 2014	Percent Change 2014 vs 2013
	2015	2014	2013
Europe, Middle East, and Africa	$1,194	$583	$326	104.8%	78.6%
Latin America	220	135	99	63.6%	35.9%
Asia-Pacific	463	216	153	114.2%	41.4%
Total International	1,877	934	578	101.0%	61.4%
North America	1,775	737	460	140.9%	60.3%
Total Net sales	$3,652	$1,671	$1,038

Operating expenses are summarized below (in millions, except percentages):

	Year Ended December 31,			Percent Change 2015 vs 2014	Percent Change 2014 vs 2013
	2015	2014	2013
Selling and marketing	$486	$213	$138	128.0%	54.5%
Research and development	394	151	91	160.8%	65.8%
General and administrative	277	138	96	100.2%	43.2%
Amortization of intangible assets	251	54	7	363.7%	632.7%
Acquisition and integration costs	144	127	5	13.6%	NM
Exit and restructuring costs	39	6	6	553.9%	2.0%
Total Operating expenses	$1,591	$689	$343	130.8%	100.8%

The Company's non-operating income and expense items and income taxes are summarized in the following tables (in millions, except percentages):

	Year Ended December 31,			Percent Change 2015 vs 2014	Percent Change 2014 vs 2013
	2015	2014	2013
Foreign exchange loss	$(22)	$(9)	$(1)	151.7%	NM
Interest expense, net	(194)	(62)	—	213.0%	NM
Other, net	(1)	(1)	5	(25.4)%	(126.8)%
Total other (expenses)/income	$(217)	$(72)	4	201.6%	NM

	Year Ended December 31,			Percent Change 2015 vs 2014	Percent Change 2014 vs 2013
	2015	2014	2013
Income tax (benefit) expense	$(27)	$(15)	30	76.7%	(150.7)%

2015 compared to 2014
Net sales growth of 118.6% for the twelve months ended December 31, 2015 as compared to the prior year was primarily as a result of the Acquisition of the Enterprise business and higher North America sales, offset partially by $149 million of unfavorable foreign currency effects, net of hedges. The Enterprise business contributed $1,889 million or 95.3% of the increase in total net sales, increased gross profit by $809 million or 93.4%, and increased recurring operating expenses by $817 million or 95.9%, and non-recurring operating expenses by $41 million or 82.4%. Included within the total recurring operating expenses was an increase of $197 million of amortization expense as a result of intangibles acquired. Within non-recurring operating expenses were increases of $17 million of integration and acquisition costs as a result of IT costs of transitioning and exiting the Motorola platforms and $24 million of exit and restructuring costs as a result of integrating acquired facilities and related employees.

Included in the total Enterprise impacts of 2015 versus 2014 are the following purchase accounting adjustments: a $10 million reduction in revenue related to the valuation of service contracts acquired, a $25 million decrease to cost of sales related to a step up in value of inventory acquired, and a $167 million increase in depreciation and amortization expenses.

Net sales, excluding the impact of the Acquisition of the Enterprise business, increased by $92 million or 7.7% in 2015 versus 2014. The unfavorable impact of foreign currency reduced sales by $70 million. This increase is primarily due to sales growth in the North America and Asia-Pacific regions, specifically higher volumes of barcode printers and location solutions. Latin America sales were lower driven by a weak macro-economic environment. Consolidated net sales, excluding the effect of the Enterprise business, grew 12.5%, on a constant currency basis.

Gross margin as a percent of sales, excluding the effect of the Enterprise business, was 50.9% for the year ended December 31, 2015 compared to 50.0% in the comparable year ended December 31, 2014. This increase in margins reflects the favorable impact of higher unit sales within the North America and Asia-Pacific regions and lower product costs for both hardware and supplies, offset partially by unfavorable foreign currency effects, net of hedges.

Operating expenses for the year ended December 31, 2015, excluding the effect of the Enterprise business, were $414 million compared to $370 million in the prior year. Included in the increase were exit and restructuring costs within Legacy Zebra of $9 million related to organizational redesign. As a percentage of sales, operating expenses, excluding the Enterprise business, were 32.1% for the year ended December 31, 2015 compared to 31.0% for the year ended December 31, 2014 primarily due to additional investments made to support business growth in the sales, research and development, and administrative functions, and exit and restructuring costs.
Operating income for the year ended December 31, 2015, excluding the effect of the Enterprise business, increased $13 million or 6.1% compared to the prior year. The increase is primarily due to higher sales and gross profit, partially offset by higher operating expenses and the unfavorable foreign currency effects, net of hedges.

The Company recognized a foreign exchange loss of $22 million for 2015 as a result of changes in the value of non-US dollar assets and liabilities primarily related to the Enterprise business that were not hedged during the period.
Interest expense was $194 million for the year ended December 31, 2015 compared to $62 million for 2014 mainly reflecting the indebtedness incurred related to the Acquisition of $3.2 billion borrowed in October of 2014. There was also $4 million of forward interest rate swap gains in 2015 included in interest expense compared to a $5 million loss in 2014 primarily due to the changes in the market interest rates.

In 2015, the Company recognized a tax benefit of $27 million compared to a tax benefit of $15 million for 2014. The Company’s effective tax rates were 16.1% and (95.0)% as of December 31, 2015 and December 31, 2014, respectively. The Company’s effective tax rate was lower than the federal statutory rate of 35% primarily due to pre-tax losses in the United States and corporate structure realignment initiatives in various non-US jurisdictions.

Since the date of the Acquisition, as part of its corporate initiatives of integrating the Enterprise business, the Company has been executing its integration plan for the Enterprise business (the “Integration Plan”). The Company anticipates completing the Integration Plan as soon as practicable and expects that the Integration Plan will allow the combined businesses to achieve further synergies and cost savings associated with the Acquisition. As part of the Integration Plan, the Company began realigning certain acquired assets of the Enterprise business with and into the Company’s corporate structure and business model.

2014 compared to 2013
Net sales growth of 60.9% for the twelve months ended December 31, 2014 as compared to 2013 was primarily a result of the Acquisition of the Enterprise business and higher sales in all regions and product categories. The Enterprise business contributed $476 million or 75.3% of the increase in total net sales, increased gross profit by $180 million or 65.7%, increased recurring operating expenses by $185 million or 83.1%, and non-recurring operating expenses by $135 million or 108.5%. Included within the total recurring operating expenses were $47 million of amortization expense as a result of the Acquisition. Included within non-recurring operating expenses were $127 million of acquisition related costs also as a result of the Acquisition and $6 million of exit and restructuring costs related to organizational redesign.

Included in the total Enterprise impacts of 2014 are the following purchase accounting adjustments: $6 million reduction in revenue related to the valuation of service contracts acquired, $29 million increase to cost of sales related to a step up in value of inventory acquired, and $35 million increase in depreciation and amortization expenses.

Net sales, excluding the impact of the Enterprise business, increased by $157 million or 15.1% in 2014 versus 2013. The Company experienced net sales growth across all regions and all product categories in 2014 with notable increases in supplies and service contracts, and sales of tabletop, desktop, and mobile printers. Sales growth of $24 million was also derived from the December 2013 acquisition of Hart Systems, LLC.

Gross margin as a percent of sales, excluding the effect of the Enterprise business, was 50.0% for the year ended December 31, 2014 compared to 48.5% in the comparable year ended December 31, 2013. The improvement in gross margin reflected the favorable impact of higher sales, as well as product cost reductions on printers and supplies, and the December 2013 acquisition of Hart Systems LLC. The gross profit increase in 2014 versus 2013 was primarily due to the higher sales, improved gross margin percentage, and the December 2013 acquisition of Hart Systems LLC.

Operating expenses for the year ended December 31, 2014, excluding the effect of the Enterprise business, were $369 million compared to $343 million in the prior year. As a percentage of sales, operating expenses, excluding the Enterprise business, were 31.0% for the year ended December 31, 2014 compared to 33.1% for the year ended December 31, 2013 primarily due to a higher rate of sales growth than the rate of increase in expenses.

Operating income for the year ended December 31, 2014, excluding the effect of the Enterprise business, increased $68 million or 42.0% compared to the prior year. The increase is primarily due to higher sales and gross margin percentage improvement, which resulted in a gross profit increase of $94 million. This was partially offset by higher operating expenses to support business growth.

The Company recognized a foreign exchange loss of $9 million for 2014 as a result of changes in the value of non-US dollar assets and liabilities that were not hedged during the period. Zebra did not hedge the Enterprise monetary assets until the second quarter of 2015.
Interest expense was $62 million for the year ended 2014 compared to a minimal amount in 2013 mainly reflecting the indebtedness incurred related to the Acquisition. There is also $5 million of forward swap loss included in interest expense in 2014.

In 2014, the Company recognized a tax benefit of $15 million compared to tax expense of $30 million for 2013. The Company’s effective tax rates were (95)% and 18.1% as of December 31, 2014 and December 31, 2013, respectively. The 2014 rate benefit is primarily driven by foreign earnings taxed at lower rates and a domestic pre-tax loss, which is attributable to third-party interest expense and acquisition expenses.
Results of Operations by Segment
The following commentary should be read in conjunction with the financial results of each operating business segment as detailed in Note 21 Segment Information and Geographic Data in the Notes to the Consolidated Financial Statements included in this Form 10-K. The segment results exclude purchase accounting adjustments, amortization, acquisition, integration, and exit and restructuring costs.
Legacy Zebra Segment
(amounts in millions, except percentages)

	Year Ended December 31,			Percent Change 2015 vs 2014	Percent Change 2014 vs 2013
	2015	2014	2013
Net sales	$1,287	$1,195	$1,038	7.7%	15.1%
Gross profit	655	598	504	9.6%	18.7%
Operating expenses	395	360	325	9.7%	10.6%
Operating income	$260	$238	$179	9.4%	33.3%
Gross margin	50.9%	50.0%	48.5%

2015 compared to 2014
Net sales for 2015 increased $92 million or 7.7% compared to 2014. Net sales growth compared to 2014 on a constant currency basis was $149 million or 12.5%. This reflects higher net sales for the North America and Asia-Pacific regions. Net sales in EMEA were essentially unchanged while Latin America net sales were lower. On a constant currency basis, net sales in EMEA increased 14% compared to 2014. The increase in net sales for the North America region was primarily due to higher volume of sales related to barcode printers and location solutions. The higher level of net sales for EMEA and Asia-Pacific regions reflected increased volumes of barcode printers. The decrease in net sales in the Latin America region was primarily driven by a weak macro-economic environment.
Gross margin as a percentage of sales was 50.9% for the year ended December 31, 2015 compared to 50.0% for 2014. This increase in margins reflects the favorable impact of higher unit sales and lower product costs for both hardware and supplies, offset partially by unfavorable foreign currency effects, net of hedges.
Operating income for the year ended December 31, 2015, increased 9.4% as a result of higher sales and gross profit partially offset by increases in operating expenses and unfavorable foreign currency effects, net of hedges. Operating expenses increased compared to the prior year primarily to support business growth.

2014 compared to 2013
Net sales for 2014 increased 15.1% compared to 2013. This increase is a result of growth across all regions and across all product categories, with notable increases in supplies and service contracts, and sales of tabletop, desktop, and mobile printers. Increased services and software revenue is attributable to both organic growth and the December 2013 acquisition of Hart Systems LLC, which increased sales by $24 million. Movement in foreign currency, net of hedges, increased sales growth by $10 million.
Gross margin for 2014 of 50.0% versus 48.5% for 2013, reflects the favorable impact of higher sales, as well as lower product costs, including the improved absorption of fixed costs and lower freight costs, and revenue associated with the December 2013 acquisition of Hart Systems LLC. Favorable movements in foreign currency, net of hedges, increased gross profit by $7 million.
Operating income for the year ended December 31, 2014 increased 33.3% from the prior year. This is the result of 15.1% sales growth and gross margin improvement of 150 basis points. This resulted in a gross profit improvement of $94 million, or 18.7%. This was partially offset by increases in operating expenses to support business growth.

Enterprise Segment (amounts in millions, except percentages)

	Year Ended December 31,		Percent Change 2015 vs 2014
	2015	2014
Net sales	$2,381	$482	393.9%
Gross profit	1,009	215	369.6%
Operating expenses	761	150	407.9%
Operating income	$248	$65	281.6%
Gross margin	42.4%	44.5%

2015 compared to 2014
On October 27, 2014, the Company acquired Enterprise, an industry leader in mobile computing and data capture technologies and services, therefore 2014 only includes results since the acquisition date.
For the year ended December 31, 2015, net sales for Enterprise were $2.4 billion compared to $482 million in 2014, which includes net sales only for the period following the Acquisition. Mobile computing, data capture, and repair services generated the majority of Enterprise net sales for the year in 2015 and 2014. The regions which accounted for the majority of 2015 and 2014 Enterprise net sales included North America and EMEA. Sales in the fourth quarter were $636 million, up 5.1% compared to the third quarter due to higher net sales in EMEA.
Gross profit margin for the full year 2015 was 42.4%. Gross margin of 44.5% in 2014 reflects only the period following the Acquisition on October 27, 2014. Gross margin in the fourth quarter was 42.4%, comparable to the third quarter of 2015, reflecting higher gross margin in services offset by unfavorable foreign currency effects.
Enterprise's operating expenses for 2015 were $761 million and operating income for 2015 was $248 million. Operating expenses in the fourth quarter decreased $12 million to 28.6% of sales compared to 31.9% in the third quarter of 2015 due to the improved operating leverage.
Retail Solutions Group Goodwill
The Retail Solutions Group reporting unit had total goodwill of $59 million as of December 31, 2015. During the fourth quarter of 2015, we finalized the determination of estimated fair value of the Retail Solutions Group reporting unit as of the first day of the fourth quarter of 2015. The determination of fair value and the allocation of that value to individual assets and liabilities within the Retail Solutions Group reporting unit requires us to make significant estimates and assumptions. These estimates and assumptions primarily include, but are not limited to: the selection of appropriate peer group companies; a control premium appropriate for acquisitions in the industries in which the Retail Solutions Group reporting unit competes; a discount rate; a terminal growth rate; and forecasts of revenue, operating income, depreciation and amortization, and capital expenditures. The estimate of fair value indicated that the fair value of the Retail Solutions Group reporting unit exceeded its carrying value by approximately 12% as of the valuation date. Although we believe our estimate of fair value is reasonable, actual financial results could differ from that estimate due to the inherent uncertainty involved in making such estimate.
Critical Accounting Policies and Estimates
Management prepared the consolidated financial statements of Zebra under accounting principles generally accepted in the United States of America. These principles require the use of estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions we used are reasonable, based upon the information available at that time.
Our estimates and assumptions affect the reported amounts in our consolidated financial statements. See Note 2 Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements included in this Form 10-K.
Recently Issued Accounting Pronouncements
See Note 2 Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements included in this Form 10-K.

Liquidity and Capital Resources
In connection with the Acquisition in October 2014, we incurred indebtedness totaling $3.25 billion. As of December 31, 2015, we had long-term debt totaling $3.09 billion. We did not have any borrowings against our revolving credit facility with $247 million available ($250 million less $3 million of outstanding letters of credit). See Note 14 Long-Term Debt in the Notes to Consolidated Financial Statements included in this Form 10-K for further details and under Financing activities below. The primary factors that influence our liquidity include, but are not limited to, the amount and timing of our revenues, cash collections from our customers, capital expenditures, repatriation of foreign cash and investments, and acquisitions of third-parties. Management believes that existing capital resources and funds generated from operations are sufficient to meet anticipated capital requirements and service our indebtedness. The following table summarizes our cash flow activities for the years indicated (in millions):

	Year Ended December 31,
	2015	2014	2013
Cash flow (used in) provided by:
Operating activities	$111	$248	$194
Investing activities	(148)	(3,111)	(153)
Financing activities	(149)	3,192	(44)
Effect of exchange rates on cash balances	(16)	2	1
Net (decrease) increase in cash and cash equivalents	$(202)	$331	$(2)
The change in our cash and cash equivalents balance is reflective of the following:
2015 vs. 2014
Cash flows from operations decreased $137 million during 2015 to $111 million. While an increase in net loss of $169 million netted against an increase in non-cash operating items of $179 million yielded an increase in cash flow from operations of $10 million, the overall decrease in cash provided by operating activities is primarily attributable to changes in certain assets and liabilities of $147 million during 2015. These changes consisted primarily of a decrease in cash inflows related to accounts payable and accrued liabilities of $260 million offset by a $64 million decrease in cash outflows for accounts receivable and a $43 million increase in cash inflows for income taxes payable.

Net cash used in investing activities during 2015 included additional consideration of $51 million paid to MSI in relation to the opening cash balance and working capital adjustments. In addition, there were capital expenditures of $122 million in 2015 compared to $39 million in 2014. The increase in capital expenditures in 2015 as compared to 2014 consisted primarily of investments in IT infrastructure, software applications, facilities, engineering, development, test equipment, and production and tooling equipment. Reflecting the effect of the Acquisition on the Company’s capital structure, net cash used for investing activities during 2014 included $3.4 billion paid to MSI and purchases of marketable securities of $651 million offset by $644 million and $336 million of proceeds from the sale and maturity of investments in marketable securities, respectively.

Net cash used in financing activities during 2015 consisted primarily of principal repayments of $165 million under the Term Loan compared to proceeds of $3.2 billion from the issuance of long-term debt to fund the Acquisition during 2014. Additionally, proceeds received from the exercise of stock options and employee stock purchase plan purchases ("ESPP") were $17 million this year compared to $26 million in 2014 reflecting decreased option exercises and ESPP purchases. The taxes paid related to the net share settlement of equity awards were $13 million in 2015 compared to $5 million in 2014 reflecting increased restricted stock trading activity.

2014 vs. 2013
Cash flows from operations increased $54 million during 2014 to $248 million. While a decrease in net income of $102 million netted against an increase in non-cash operating items of $13 million yielded a decrease in cash flow from operations of $89 million, the overall increase in cash provided by operating activities was primarily attributable to changes in certain assets and liabilities of $143 million during 2014. These changes consisted primarily of an increase in cash inflows of accounts payable and accrued liabilities of $213 million offset by a $63 million increase in cash outflows related to accounts receivable.
Net cash used in investing activities during 2014 included $3.4 billion paid to MSI in the Acquisition and purchases of marketable securities of $651 million offset by $644 million and $336 million of proceeds from the sale and maturity of investments in marketable securities respectively. During 2013, net cash used in investing activities included $95 million paid for the acquisition of Hart Systems LLC and $410 million for the purchase of marketable securities offset by $337 million and $49 million of proceeds from the sale and maturity of investments in marketable securities, respectively.
Net cash provided by financing activities during 2014 consisted primarily of proceeds of $3.2 billion from the issuance of long-term debt to fund the Acquisition. Additionally, proceeds received from the exercise of stock options and ESPP were $26 million in 2014 compared to $23 million in 2013 reflecting increased option exercises and ESPP purchases. The taxes paid related to the net share settlement of equity awards were $5 million in 2014 compared to $8 million in 2013 reflecting decreased restricted stock trading activity.
Effect of exchange rates on cash
Certain assets on the consolidated balance sheet are denominated in foreign currency and, as such, include the effects of foreign currency translation. The effect of exchange rate changes on cash during the years ended December 31, 2015 and 2014 were $16 million loss and $2 million gain, respectively.
The following table shows our level of indebtedness and other information as of December 31, 2015 (in millions):

Senior Notes	$1,050
Term loan	2,035
Less: debt issuance costs	(26)
Less: unamortized discounts	(47)
Total outstanding debt	$3,012
Private Offering
On October 15, 2014, the Company completed a private offering of $1.05 billion in 7.25% Senior Notes due October 15, 2022. Interest on the Senior Notes is payable in cash on April 15 and October 15 of each year.

The indenture covering the Senior Notes contains certain covenants limiting among other things the ability of the Company and its restricted subsidiaries, with certain exceptions as described in the indenture, to; (i) incur indebtedness or issue certain preferred stock; (ii) incur liens; (iii) pay dividends or make distributions in respect of capital stock; (iv) purchase or redeem capital stock; (v) make investments or certain other restricted payments; (vi) sell assets; (vii) issue or sell stock of restricted subsidiaries; (viii) enter into transactions with stockholders or affiliates; or (ix) effect a consolidation or merger. On December 31, 2015, the Company was in compliance with the covenants.
Credit Facilities
On October 27, 2014, the Company entered into a credit agreement, which provides for a term loan of $2.2 billion ("Term Loan") and a revolving credit facility of $250 million ("Revolving Credit Facility"). Borrowings under the Term Loan bear interest at a variable rate plus an applicable margin, subject to an all-in floor of 4.75%. As of December 31 2015, the Term Loan interest rate was 4.75%. Interest payments are payable quarterly. The October 2012 revolving credit agreement for $250 million with a syndicate of banks was terminated upon execution of this credit agreement. The Company has entered into interest rate swaps to manage interest rate risk on its long-term debt. See Note 13 Derivative Instruments in the Notes to Consolidated Financial Statements in this Form 10-K for further details.
The credit agreement requires the Company to prepay the Term Loan and Revolving Credit Facility, under certain circumstances or transactions defined in the credit agreement. Also, the Company may voluntarily prepay its obligations under the Term Loan at any time in whole or in part, without premium or penalty. The Company has made such optional principal prepayments of $165 million in 2015. In February 2016, the Company made additional optional principal prepayments of $80 million. Unless satisfied by further optional prepayments, the Company is required to make a scheduled principal payment of $1.99 billion due on October 27, 2021.
The Revolving Credit Facility is available for working capital and other general corporate purposes including letters of credit. The amount (including letters of credit) shall not exceed $250 million. As of December 31, 2015, the Company had established letters of credit totaling $3 million, which reduced funds available for other borrowings under the agreement to $247 million. The Revolving Credit Facility will mature and the commitments thereunder will terminate on October 27, 2019.
Borrowings under the Revolving Credit Facility bear interest at a variable rate plus an applicable margin. The applicable margin for borrowings under the Revolving Credit Facility ranges from 2.25% to 2.75% depending on the Company’s consolidated total secured net leverage ratio, which is evaluated on a quarterly basis. Interest payments are payable quarterly. As of December 31 2015, the Company did not have any borrowings against the Revolving Credit Facility.
The Revolving Credit Facility contains certain covenants limiting among other things, the ability of the Company and its restricted subsidiaries, with certain exceptions as described in the credit agreement, to: (i) incur indebtedness, make guarantees or issue certain equity securities; (ii) pay dividends on its capital stock or redeem, repurchase or retire its capital stock; (iii) make certain investments, loans and acquisitions; (iv) sell certain assets or issue capital stock of restricted subsidiaries; (v) create liens or engage in sale-leaseback transactions; (vi) merge, consolidate or transfer or dispose of substantially all of their assets; (vii) engage in certain transactions with affiliates; (viii) alter the business it conducts; (ix) amend, prepay, redeem or purchase subordinated debt; and (x) enter into agreements limiting subsidiary dividends and distributions. The Revolving Credit Facility also requires the Company to comply with a financial covenant consisting of a quarterly maximum consolidated Total Secured Net Leverage Ratio, (as defined in the credit agreement). This test is only required to be performed at the end of the fiscal quarter and when 20% of the commitments under the Revolving Credit Facility have been drawn and remain outstanding.
The Term Loan and obligations under the Revolving Credit Facility are collateralized by a security interest in substantially all of the Company’s assets as defined in the security agreement and guaranteed by its direct and indirect wholly-owned existing and future domestic restricted subsidiaries, subject to certain exceptions.
Certain domestic subsidiaries of the Company (the “Guarantor Subsidiaries”) guarantee the Notes, the Term Loan and the Revolving Credit Facility on a senior basis: For the year ended December 31, 2015, the non-Guarantor Subsidiaries would have (a) accounted for 44% of our total revenue and (b) held 24% or $1.3 billion of our total assets and approximately 10% or $430 million of our total liabilities including trade payables but excluding intercompany liabilities.
On December 31, 2015, the Company was in compliance with all covenants.

Historically, significant portions of our cash inflows were generated by our operations. We currently expect this trend to continue throughout 2016. We believe that our existing cash and investments, borrowings available under our Revolving Credit Facility, together with cash flows expected from operations will be sufficient to meet expected operating, capital expenditure and debt obligation requirements for the next 12 months.
As of December 31, 2015, the Company's cash position of $192 million included foreign cash and investments of $166 million.
Management believes that existing capital resources and funds generated from operations are sufficient to finance anticipated capital requirements.
Contractual Obligations
Zebra’s contractual obligations as of December 31, 2015 were (in millions):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$140	$26	$47	$29	$38
Deferred compensation liability	9	—	—	—	9
Long-term debt – principal payments	3,085	—	—	—	3,085
Interest payments	1,080	173	345	346	216
Interest rate swap	57	8	25	20	4
Purchase obligations	260	260	—	—	—
Total	$4,631	$467	$417	$395	$3,352
Purchase obligations are for purchases made in the normal course of business to meet operational requirements, primarily raw materials and finished goods.
Uncertain tax position liabilities of $36 million have been excluded from the above table as we cannot make a reasonably reliable estimate of the period of cash settlement with the respective taxing authority.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Market risk is the sensitivity of income to changes in interest rates, commodity prices, and foreign currency changes. Zebra is exposed to the following types of market risk: interest rates and foreign currency.
Interest Rate Risk
Historically, we mitigated interest rate risk on marketable security investments with an investment policy and use of outside professional investment managers; our objective was to achieve stable and predictable targeted rates of return and to provide the liquidity necessary for the operation of the business.
In connection with the acquisition of Enterprise, Zebra incurred significant debt, including variable rate debt (subject to interest rate caps). As of December 31, 2015, we had $2 billion of debt outstanding under our Term Loan, which bears interest determined by reference to a variable rate index. To mitigate this risk, we entered into forward interest rate swaps to hedge the interest rate risk associated with the variable interest payments on our Term Loan that was used to fund the acquisition of Enterprise. Refer to Note 13 Derivative Instruments in the Notes to Consolidated Financial Statements included in this Form 10-K for further discussions of hedging activities.
Foreign Exchange Risk
We provide products and services in over 170 countries throughout the world and, therefore, at times are exposed to risk based on movements in foreign exchange rates. On occasion, we invoice customers in their local currency and have a resulting foreign currency denominated revenue transaction and accounts receivable. We also purchase certain raw materials and other items in foreign currencies. We manage these risks using derivative financial instruments. See Note 13 Derivative Instruments in the Notes to the Consolidated Financial Statements included in this Form 10-K for further discussions of hedging activities.

The following table sets forth the impact of a hypothetical ten percent (plus or minus) movement in the dollar/pound, dollar/euro, euro/pound, dollar/Czech koruna, dollar/Brazilian real, dollar/Canadian dollar and dollar/Malaysian ringgit rates measured as if Zebra did not engage in the selective hedging practices described above. The risk is increased through additional exposure as it relates to the acquisition of Enterprise. It is based on the dollar/euro, dollar/pound, euro/pound, dollar/Czech koruna, dollar/Brazilian real, dollar/Canadian dollar and dollar/Malaysian ringgit exchange rates and euro, pound, Czech koruna, Brazilian real, Canadian dollar and Malaysian ringgit denominated assets and liabilities (in millions, except per share data).

	December 31,
Foreign exchange	2015	2014
Dollar/Pound
Effect on Pretax Income	$1	$—
Effect on Diluted EPS (after tax)	$0.01	$—
Dollar/Euro
Effect on Pretax Income	$13	$5
Effect on Diluted EPS (after tax)	$0.16	$0.07
Euro/Pound
Effect on Pretax Income	$1	N/A
Effect on Diluted EPS (after tax)	$0.02
Dollar/Czech Koruna
Effect on Pretax Income	$1	N/A
Effect on Diluted EPS (after tax)	$0.01
Dollar/Brazilian Real
Effect on Pretax Income	$1	N/A
Effect on Diluted EPS (after tax)	$0.01
Dollar/Canadian dollar
Effect on Pretax Income	$1	N/A
Effect on Diluted EPS (after tax)	$0.01
Dollar/Malaysian Ringgit
Effect on Pretax Income	$—	N/A
Effect on Diluted EPS (after tax)	$—

Item 8.	Financial Statements and Supplementary Data
The financial statements and schedules of Zebra are annexed to this report as pages F-2 through F-44. An index to such materials appears on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
Not applicable.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company has conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this Form 10-K. The evaluation was conducted under the supervision of its Disclosure Committee, and with the participation of management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company has concluded that, due to a material weakness in our internal controls over financial reporting as described below, its disclosure controls and procedures were not effective as of December 31, 2015.

Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal controls over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management assessed the effectiveness of our internal controls over financial reporting as of December 31, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework as released in 2013. Based on this assessment, our management believes that, as of December 31, 2015, our internal controls over financial reporting were not effective, due to the identification of a material weakness.
A material weakness is a deficiency, or combination of deficiencies, in the internal controls over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.
As of the first quarter of 2015, the Company identified a material weakness related to the process to prepare and review its quarterly and annual income tax provision. The material weakness relates to deficiencies in the design and operation of controls in response to the increased complexity in the legal entity structure of the business following the Enterprise acquisition. These deficiencies impacted our ability to accurately forecast pretax income and deferred taxes, by legal entity, in a timely manner.
This material weakness did not result in the restatement of prior quarterly or annually filed financial statements.

Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on Zebra’s internal controls over financial reporting. Ernst & Young LLP’s report is included on page 39 of this report on Form 10-K.

Remediation Plan
Management and the Board of Directors are committed to the continued improvement of the Company’s overall system of internal controls over financial reporting. Our remediation plan, which started during 2015, is to implement additional processes, controls and procedures relating to the preparation and review process of our quarterly and annual income tax provision. We will continue to implement remedial measures to improve and develop internal controls, processes and procedures in the income tax provision process in order to address the material weakness.

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

Changes in Internal Controls over Financial Reporting
In 2015, the Company expanded the scope of management’s assessment of internal controls over financial reporting to include the newly acquired Enterprise business and related business processes and systems. This has included the addition of internal controls over financial reporting, which may have been in operation previously, but which were not relied upon in prior years by the Company for purposes of supporting management’s assessment of internal controls over financial reporting. This has also included the addition of new corporate-level internal controls over financial reporting in response to process and system related changes associated with the acquisition of Enterprise.

During the quarter covered by this report, there have been no other changes in the internal controls that have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

Inherent Limitations on the Effectiveness of Controls
The Company’s management, including the Chief Executive Officer and Chief Financial Officer, does not expect that the disclosure controls and procedures or the internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of
Zebra Technologies Corporation:
We have audited Zebra Technologies Corporation and subsidiaries’ ("the Company") internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Zebra Technologies Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness in controls related to the Company’s income tax process. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Zebra Technologies Corporation and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2015. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2015 financial statements, and this report does not affect our report dated February 29, 2016, which expressed an unqualified opinion on those financial statements.
In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Zebra Technologies Corporation and subsidiaries has not maintained effective internal control over financial reporting as of December 31, 2015 based on the COSO criteria.

/s/Ernst & Young LLP

Chicago, Illinois
February 29, 2016

Item 9B.	Other Information
Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
We have adopted a Code of Ethics for Senior Financial Officers that applies to Zebra’s Chief Executive Officer, Chief Financial Officer and the Chief Accounting Officer. The Code of Ethics is posted on the Investor Relations – Corporate Governance page of Zebra’s Internet web site, www.zebra.com, and is available for download. Any waiver from the Code of Ethics and any amendment to the Code of Ethics will be disclosed on such page of Zebra’s web site
All other information in response to this item is incorporated by reference from the Proxy Statement sections entitled "Corporate Governance,” “Election of Directors,” “Board and Committees of the Board,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized, on the 29th day of February 2016.

ZEBRA TECHNOLOGIES CORPORATION
By: /s/ Anders Gustafsson
Anders Gustafsson
Chief Executive Officer
Pursuant to the requirements of the Securities and Exchange Act of 1934, the report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Anders Gustafsson Anders Gustafsson	Chief Executive Officer and Director (Principal Executive Officer)	February 29, 2016

/s/ Michael C. Smiley Michael C. Smiley	Chief Financial Officer (Principal Financial Officer)	February 29, 2016

/s/ Stephen Boshold Stephen Boshold	Acting Chief Accounting Officer	February 29, 2016

/s/ Michael A. Smith Michael A. Smith	Director and Chairman of the Board of Directors	February 29, 2016

/s/ Chirantan Desai Chirantan Desai	Director	February 29, 2016

/s/ Richard Keyser Richard Keyser	Director	February 29, 2016

/s/ Andrew Ludwick Andrew Ludwick	Director	February 29, 2016

/s/ Ross W. Manire Ross W. Manire	Director	February 29, 2016

/s/ Frank B. Modruson Frank B. Modruson	Director	February 29, 2016

/s/ Janice M. Roberts Janice M. Roberts	Director	February 29, 2016

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

All other financial statement schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or related notes.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
Zebra Technologies Corporation

We have audited the accompanying consolidated balance sheets of Zebra Technologies Corporation and subsidiaries ("the Company") as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Zebra Technologies Corporation and subsidiaries at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As discussed in Note 2 to the consolidated financial statements, the Company changed its method for the balance sheet classification of deferred taxes in 2015.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Zebra Technologies Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 29, 2016 expressed an adverse opinion thereon.

/s/ Ernst & Young LLP
Chicago, Illinois
February 29, 2016

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$192	$394
Investments and marketable securities	—	24
Accounts receivable, net	674	671
Inventories, net	394	394
Deferred income taxes	—	123
Income tax receivable	4	13
Prepaid expenses and other current assets	68	53
Total Current assets	1,332	1,672
Property and equipment, net	298	255
Goodwill	2,493	2,490
Other intangibles, net	757	1,029
Long-term deferred income taxes	52	—
Other long-term assets	92	93
Total Assets	$5,024	$5,539
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$289	$327
Accrued liabilities	358	421
Deferred revenue	198	196
Current portion of long-term debt	—	4
Income taxes payable	31	5
Total Current liabilities	876	953
Long-term debt	3,012	3,156
Long-term deferred tax liability	1	200
Long-term deferred revenue	124	116
Other long-term liabilities	98	74
Total Liabilities	4,111	4,499
Stockholders’ Equity:
Preferred stock, $.01 par value; authorized 10,000,000 shares; none issued	—	—
Class A common stock, $.01 par value; authorized 150,000,000 shares; issued 72,151,857 shares	1	1
Additional paid-in capital	194	147
Treasury stock at cost, 19,990,006 and 20,497,520 shares at December 31, 2015 and December 31, 2014, respectively	(631)	(634)
Retained earnings	1,398	1,535
Accumulated other comprehensive loss	(49)	(9)
Total Stockholders’ Equity	913	1,040
Total Liabilities and Stockholders’ Equity	$5,024	$5,539
See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share data)

	Year Ended December 31,
	2015	2014	2013
Net sales
Net sales of tangible products	$3,133	$1,499	$984
Revenue from services and software	519	172	54
Total Net sales	3,652	1,671	1,038
Cost of sales
Cost of sales of tangible products	1,631	792	508
Cost of services and software	377	101	27
Total Cost of sales	2,008	893	535
Gross profit	1,644	778	503
Operating expenses:
Selling and marketing	486	213	138
Research and development	394	151	91
General and administrative	277	138	96
Amortization of intangible assets	251	54	7
Acquisition and integration costs	144	127	5
Exit and restructuring costs	39	6	6
Total Operating expenses	1,591	689	343
Operating income	53	89	160
Other (expenses) income:
Foreign exchange loss	(22)	(9)	(1)
Interest expense, net	(194)	(62)	—
Other, net	(1)	(1)	5
Total Other (expenses) income	(217)	(72)	4
(Loss) income before income taxes	(164)	17	164
Income tax (benefit) expense	(27)	(15)	30
Net (loss) income	$(137)	$32	$134
Basic (loss) earnings per share	$(2.69)	$0.64	$2.65
Diluted (loss) earnings per share	$(2.69)	$0.63	$2.63

Basic weighted average shares outstanding	50,996,297	50,789,173	50,692,942
Diluted weighted average and equivalent shares outstanding	50,996,297	51,379,698	51,063,189
See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In millions)

	Year Ended December 31,
	2015	2014	2013
Net (loss) income	$(137)	$32	$134
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on anticipated sales hedging transactions	(6)	7	—
Unrealized (loss) on forward interest rate swaps hedging transactions	(7)	(8)	—
Foreign currency translation adjustment	(27)	1	1
Comprehensive (loss) income	$(177)	$32	$135
See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except share data)

	Class A Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance at December 31, 2012	$1	$139	$(642)	$1,369	$(10)	$857
Repurchase of 1,356,861 shares of Class A common stock	—	—	(63)	—	—	(63)
Issuance of 963,750 treasury shares upon exercise of stock options, purchases under stock purchase plan and grants of restricted stock awards net of cancellations	—	(11)	34	—	—	23
Repurchased 165,610 shares in exchange for the payment of taxes related to the net share settlements of equity awards			(8)			(8)
Additional tax benefit resulting from exercise of options	—	2	—	—	—	2
Share-based compensation	—	13	—	—	—	13
Net income	—	—	—	134	—	134
Foreign currency translation adjustment	—	—	—	—	1	1
Balance at December 31, 2013	$1	$143	$(679)	$1,503	$(9)	$959
Issuance of 1,370,705 treasury shares upon exercise of stock options, purchases under stock purchase plan and grants of restricted stock awards net of cancellations	—	(22)	50	—	—	28
Repurchased 65,914 shares in exchange for the payment of taxes related to the net share settlements of equity awards			(5)			(5)
Additional tax benefit resulting from exercise of options	—	6	—	—	—	6
Share-based compensation	—	20	—	—	—	20
Net income	—	—	—	32	—	32
Unrealized gain anticipated sales hedging transactions (net of income taxes)	—	—	—	—	7	7
Unrealized loss on forward interest rate swaps hedging transactions (net of income taxes)	—	—	—	—	(8)	(8)
Foreign currency translation adjustment	—	—	—	—	1	1
Balance at December 31, 2014	$1	$147	$(634)	$1,535	$(9)	$1,040
Issuance of 646,395 treasury shares upon exercise of stock options, purchases under stock purchase plan and grants of restricted stock awards net of cancellations	—	1	16	—	—	17
Repurchased 138,881 shares in exchange for the payment of taxes related to the net share settlements of equity awards			(13)			(13)
Issuance of warrants exercisable for 250,000 shares, exercise price $89.34, expiration April 5, 2017	—	4	—	—	—	4
Additional tax benefit resulting from exercise of options	—	11	—	—	—	11
Equity based compensation	—	31	—	—	—	31
Net loss	—	—	—	(137)	—	(137)
Unrealized loss on anticipated sales hedging transactions (net of income taxes)	—	—	—	—	(6)	(6)
Unrealized loss on forward interest rate swaps hedging transactions (net of income taxes)	—	—	—	—	(7)	(7)
Foreign currency translation adjustment	—	—	—	—	(27)	(27)
Balance at December 31, 2015	$1	$194	$(631)	$1,398	$(49)	$913
See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net (loss) income	$(137)	$32	$134
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	320	81	32
Amortization of debt issuance cost and discount	16	2	—
Equity-based compensation	31	20	13
Excess tax benefit from share-based compensation	(12)	(6)	(4)
Deferred income taxes	(124)	(44)	8
Realized (gain) loss on forward interest rate swaps	(4)	5	—
All other, net	14	4	—
Changes in assets and liabilities, net of businesses acquired:
Accounts receivable	(6)	(70)	(7)
Inventories	(10)	(2)	3
Other assets	(6)	(13)	—
Accounts payable	(21)	62	7
Accrued liabilities	(13)	164	6
Deferred revenue	17	10	2
Income taxes	38	(5)	—
Other operating activities	8	8	—
Net cash provided by operating activities	111	248	194
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(52)	(3,399)	(95)
Purchases of property and equipment	(122)	(39)	(20)
Proceeds from the sale of long-term investments	3	—	—
Acquisition of intangible assets	—	—	(2)
Purchases of long-term investments	(1)	(2)	(12)
Purchases of investments and marketable securities	(1)	(651)	(410)
Maturities of investments and marketable securities	—	336	49
Proceeds from sales of investments and marketable securities	25	644	337
Net cash used in investing activities	(148)	(3,111)	(153)
Cash flows from financing activities:
Payment of debt issuance costs	—	(24)	—
Proceeds from issuance of long-term debt	—	3,189	—
Purchase of treasury stock	—	—	(63)
Payment of long term-debt	(165)	—	—
Proceeds from exercise of stock options and stock purchase plan purchases	17	26	23
Taxes paid related to net share settlement of equity awards	(13)	(5)	(8)
Excess tax benefit from share-based compensation	12	6	4
Net cash (used in) provided by financing activities	(149)	3,192	(44)
Effect of exchange rate changes on cash	(16)	2	1
Net (decrease) increase in cash and cash equivalents	(202)	331	(2)
Cash and cash equivalents at beginning of year	394	63	65
Cash and cash equivalents at end of year	$192	$394	$63
Supplemental disclosures of cash flow information:
Income taxes paid	$38	$17	$18
Interest paid	$183	$—	$—
See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATIONAND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 Description of Business
Zebra Technologies Corporation and its wholly-owned subsidiaries ("Zebra" or "Company") designs, manufactures, sells and supports a broad range of direct thermal and thermal transfer label printers, radio frequency identification printer/encoders, dye sublimation card printers, real-time locating solutions, related accessories and support software. These products are used principally in automatic identification (auto ID), data collection and personal identification applications and are distributed world-wide through a network of resellers, distributors and end-users representing a wide cross-section of industrial, service and government organizations.
In October 2014, Zebra acquired the Enterprise business (“Enterprise”) from Motorola Solutions, Inc. (“MSI”), for $3.45 billion in cash (the “Acquisition”). Enterprise is an industry leader in mobile computing and advanced data capture technologies and services, which complement Zebra’s printing and radio frequency identification devices ("RFID") products. Its products include rugged and enterprise-grade mobile computers; laser, imaging and radio frequency identification based data capture products; wireless LAN (“WLAN”) solutions and software; and applications that are associated with these products and services. Enterprise service revenues include revenues arising from maintenance, integration services and device and network management.
Note 2 Summary of Significant Accounting Policies
Principles of Consolidation. These accompanying consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States and include the accounts of Zebra and its wholly owned subsidiaries. All significant intercompany accounts, transactions and unrealized profit were eliminated in consolidation.
Fiscal Calendar. Zebra operates on a 4 week/4 week/5 week fiscal quarter, and each fiscal quarter ends on a Saturday. The fiscal year always begins on January 1 and ends on December 31. This fiscal calendar results in some fiscal quarters being either greater than or less than 13 weeks, depending on the days of the week those dates fall. During the 2015 fiscal year, our quarter end dates were as follows:

•	April 4,

•	July 4,

•	October 3, and

•	December 31.
Use of Estimates. These consolidated financial statements were prepared using estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Examples of estimates include: loss contingencies; product warranties; useful lives of our tangible and intangible assets; allowances for doubtful accounts; and share-based compensation forfeiture rates. Actual results could differ from those estimates.
Cash and Cash Equivalents. Cash consists primarily of deposits with banks. In addition, the Company considers highly liquid short-term investments with original maturities of less than three months to be cash equivalents. These highly liquid short-term investments are readily convertible to known amounts of cash and are so near their maturity that they present insignificant risk of a change in value because of changes in interest rates.
Accounts Receivable and Allowance for Doubtful Accounts. Accounts receivable consist primarily of amounts due to us from our customers in the course of normal business activities. Collateral on trade accounts receivable is generally not required. The Company maintains an allowance for doubtful accounts for estimated uncollectible accounts receivable. The allowance is based on our assessment of known delinquent accounts. Accounts are written off against the allowance account when they are determined to be no longer collectible.
Inventories. Inventories are stated at the lower of cost or market, and cost is determined by the first-in, first-out ("FIFO") method. Manufactured inventories consist of the following costs: components, direct labor and manufacturing overhead. Purchased inventories also include internal purchasing overhead costs. We review inventory quantities on hand and record a provision for excess and obsolete inventory based on forecasts of product demand and production requirements or historical consumption when appropriate.
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
Income Taxes. The Company accounts for income taxes under the liability method in accordance with Accounting Standards Codification ("ASC") 740, Income Taxes. Accordingly, deferred income taxes are provided for the future tax consequences attributable to differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Deferred tax assets and liabilities are measured using tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is established when necessary to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company recognizes the benefit of tax positions when it is more likely than not to be sustained on its technical merits. The Company recognizes interest and penalties related to income tax matters as part of income tax expense.
Goodwill. Goodwill is not amortized, but is evaluated for impairment annually, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. If a quantitative assessment is completed as part of our impairment analysis for a reporting unit, we engage a third party appraisal firm to assist in the determination of estimated fair value for each reporting unit. This determination includes estimating the fair value using both the income and market approaches. The income approach requires management to estimate a number of factors for each reporting unit, including projected future operating results, economic projections, anticipated future cash flows and discount rates. The market approach estimates fair value using comparable marketplace fair value data from within a comparable industry grouping.
The determination of the fair value of the reporting units and the allocation of that value to individual assets and liabilities within those reporting units requires us to make significant estimates and assumptions. These estimates and assumptions primarily include, but are not limited to: the selection of appropriate peer group companies; control premiums appropriate for acquisitions in the industries in which we compete; the discount rates; terminal growth rates; and forecasts of revenue, operating income, depreciation and amortization and capital expenditures. The allocation requires several analyses to determine the fair value of assets and liabilities including, among other things, customer relationships and trade names. Although we believe our estimates of fair value are reasonable, actual financial results could differ from those estimates due to the inherent uncertainty involved in making such estimates.
Changes in assumptions concerning future financial results or other underlying assumptions could have a significant impact on either the fair value of the reporting units, the amount of any goodwill impairment charge, or both.
We also compared the sum of the estimated fair values of the reporting units to the Company’s total value as implied by the market value of the Company’s securities. This comparison indicated that, in total, our assumptions and estimates were reasonable. However, future declines in the overall market value of the Company’s securities may indicate that the fair value of one or more reporting units has declined below its carrying value.
One measure of the sensitivity of the amount of goodwill impairment charges to key assumptions is the amount by which each reporting unit “passed” (fair value exceeds the carrying amount) or “failed” (the carrying amount exceeds fair value) the first step of the goodwill impairment test. Our reporting units’ fair values exceeded their carrying values.
Other Intangibles. Other intangible assets capitalized consist primarily of current technology, customer relationships, trade names, unpatented technology, and patent rights. These assets are recorded at cost and amortized on a straight-line basis over a weighted-average life of 3.0 years, which approximates the estimated useful lives. Weighted average lives remaining by intangible asset class are as follows: Current technology 1.9 years; Trade names 0.8 years; Unpatented technology 2.4 years; Patent and patent rights 2.2 years and Customer relationships 4.7 years.
Amortization of Debt Issuance Costs. The Company capitalizes costs incurred in connection with borrowings or establishment of credit facilities. These costs are amortized over the life of the borrowing or life of the credit facility using the effective interest method.
Revenue Recognition. Revenue includes sales of hardware, supplies and services (including repair services and extended service contracts, which typically occur over time, and professional services, which typically occur at the inception of a project). We enter into revenue arrangements that may consist of multiple deliverables of our hardware products and services due to the needs of our customers. For this type of revenue arrangements, we apply the guidance in ASC 605 "Revenue Recognition" to identify the separate units of accounting by determining whether the delivered items have value to the customer on a standalone basis. Generally, our multiple deliverables arrangements do not have a right of return. We also follow the accounting principles that establish a hierarchy to determine the selling price to be used for allocating revenue to deliverables as follows: (i) vendor-specific objective evidence of fair value (VSOE), (ii) third-party evidence of selling price (TPE) and (iii) best estimate of the selling price (ESP). Generally, our agreements contain termination provisions whereby we are entitled to payment for delivered equipment and services rendered through the date of the termination. Some of our agreements may also contain cancellation provisions that in certain cases result in customer penalties. We may enter into multiple agreements with a single customer. In those cases we follow the guidance in ASC 985 "Software" to determine whether these agreements should be accounted for as a single multiple element arrangement. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred and title has passed to the customer, which typically happens at the point of shipment provided that no significant obligations remain, the price is fixed and determinable and collectability of the sales price is reasonably assured. For hardware sales, in addition to the criteria discussed above, revenue recognition incorporates allowances for discounts, price protection, returns and customer incentives that can be reasonably estimated. In addition to cooperative marketing and other incentive programs, the Company has arrangements with some distributors, which allow for price protection and limited rights of return, generally through stock rotation programs. Under the price protection programs, the Company gives distributors credits for the difference between the original price paid and the Company’s then current price. Under the stock rotation programs, distributors are able to exchange certain products based on the number of qualified purchases made during the period. We monitor and track these programs and record a provision for future payments or credits granted as reductions of revenue based on historical experience. Recorded revenues are reduced by these allowances. The Company enters into post contract maintenance and support agreements; revenues are deferred and then recognized ratably over the service period and the cost of providing these services is expensed as incurred. The Company includes shipping and handling charges billed to customers as revenue when the product ships; any costs incurred related to these services are included in cost of sales.

Research and Development Costs. Research and development costs ("R&D") are expensed as incurred. These costs include:

•	Salaries, benefits, and other R&D personnel related costs,

•	Consulting and other outside services used in the R&D process,

•	Engineering supplies,

•	Engineering related information systems costs, and

•	Allocation of building and related costs.
Advertising. Advertising is expensed as incurred. Advertising costs totaled $22 million for the year ended December 31, 2015, $13 million for the year ended December 31, 2014 and $7 million for the year ended December 31, 2013.
Warranty. The Company generally provides warranty coverage of 1 year on mobile computers and WLAN products. Advanced data capture products are warranted from 1 to 5 years, depending on the product. Printers are warranted for one year against defects in material and workmanship. Thermal printheads are warranted for 6 months and batteries are warranted for 1 year. Battery based products, such as location tags, are covered by a 90 days warranty. A provision for warranty expense is adjusted quarterly based on historical warranty experience.
The following table is a summary of the Company’s accrued warranty obligation (in millions):

	Year Ended December 31,
Warranty reserve	2015	2014	2013
Balance at the beginning of the year	$25	$4	$4
Acquisition	—	21	—
Warranty expense	30	13	7
Warranty payments	(33)	(13)	(7)
Balance at the end of the year	$22	$25	$4
Fair Value of Financial Instruments. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Our financial assets and financial liabilities that require recognition under the accounting guidance generally include our available-for-sale investments, employee deferred compensation plan investments, foreign currency derivatives and interest rate swaps. In accordance with ASC 815, "Derivatives and Hedging" we recognize derivative instruments and hedging activities as either assets or liabilities on the balance sheet and measure them at fair value. Gains and losses resulting from changes in fair value are accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting. See Note 13 Derivative Instruments for additional information on our derivatives and hedging activities.
The Company has foreign currency forwards to hedge certain foreign currency exposures and interest rate swaps to hedge a portion of the variability in future cash flows on debt. We use broker quotations or market transactions, in either the listed or over-the-counter markets to value our foreign currency exchange contracts and relevant observable market inputs at quoted intervals, such as forward yield curves and the Company’s own credit risk to value our interest rate swaps.
The Company’s investments in marketable debt securities are classified as available-for-sale except for securities held in the Company’s deferred compensation plans, which are considered to be trading securities. In general we use quoted prices in active markets for identical assets to determine fair value. If active markets for identical assets are not available to determine fair value, then we use quoted prices for similar assets or inputs that are observable either directly or indirectly.
Share-Based Compensation. At December 31, 2015, the Company had a general share-based compensation plan and an employee stock purchase plan under which shares of our common stock were available for future grants and sales, and which are described more fully in Note 18 Share-Based Compensation. We account for these plans in accordance with ASC 505 "Equity" and ASC 718 "Compensation - Stock Compensation." The Company recognizes compensation costs using the straight-line method over the vesting period upon grant of up to 4 years.

The compensation expense and the related income tax benefit for share-based compensation were included in the Consolidated Statement of Operations as follows (in millions):

	Year Ended December 31,
Compensation costs and related income tax benefit	2015	2014	2013
Cost of sales	$3	$1	$1
Selling and marketing	8	4	2
Research and development	8	3	2
General and administration	14	12	8
Total compensation expense	$33	$20	$13
Income tax benefit	$11	$7	$5
Foreign Currency Translation. The consolidated balance sheets of the Company’s non-U.S. subsidiaries, not having a U.S. dollar functional currency, are translated into U.S. dollars using the year-end exchange rate, and statement of earnings items are translated using the average exchange rate for the year. The resulting translation gains or losses are recorded in stockholders’ equity as a cumulative translation adjustment, which is a component of accumulated other comprehensive (loss) income.
Acquisition and Integration Costs. The Company expenses acquisition and integration costs as incurred. The Company incurred transaction expenses of approximately $144 million, $127 million, and $5 million, which have been recorded in acquisition and integration costs in the consolidated statements of operations for the years ended December 31, 2015, 2014 and 2013, respectively.
Acquisitions. We account for acquired businesses using the acquisition method of accounting. This method requires that the purchase price be allocated to the identifiable assets acquired and liabilities assumed at their estimated fair values. The excess of the purchase price over the identifiable assets acquired and liabilities assumed is recorded as goodwill.
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
Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of. The Company accounts for long-lived assets in accordance with the provisions of ASC 360 "Property, Plant and Equipment." The statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the sum of the undiscounted cash flows expected to result from the use and the eventual disposition of the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.
Recently Issued Accounting Pronouncements.
Recently Adopted.

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2015-03 “Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.”  This guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this ASU. This standard is effective for annual periods beginning after December 15, 2015 and interim periods within those annual periods. Upon adoption, an entity must apply the new guidance retrospectively to all prior periods presented in the financial statements. As permitted, the Company early adopted this ASU beginning in the second quarter of calendar year 2015. The impact of this ASU reduced both long-term assets and long-term debt by $26 million at December 31, 2015. It also reduced long-term assets, short-term debt and long-term debt by $30 million, $3 million, and $27 million, respectively, at December 31, 2014. This ASU has no impact on the consolidated statements of operations or cash flows.

In August 2015, the FASB issued ASU 2015-15 “Interest-Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line of Credit Arrangements- Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting (SEC Update).” This ASU indicates that the guidance in ASU 2015-03, discussed above, does not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of authoritative guidance within ASU 2015-03, the SEC staff has indicated that they would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. However, in conjunction with ASU 2015-03, the Company has elected to present debt issuance costs associated with its line-of-credit arrangement as a direct deduction from the carrying amount of its total debt liability regardless of whether there are any outstanding borrowings on the line-of-credit arrangement and amortizing these costs using the straight line method over its term. This ASU has no impact on the consolidated statements of operations or cash flows.
In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments,” which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. This update is to be applied prospectively and is effective for interim and annual periods beginning after December 15, 2015 with earlier adoption permitted. The Company elected to early adopt this ASU during the third quarter of 2015. See Note 3 Business Combinations for additional information.

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes,” to simplify the presentation of deferred taxes. The amendments in this update require that deferred tax assets and liabilities be classified as non-current on the balance sheet. This ASU is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2016 with earlier adoption permitted. Companies can adopt the guidance either prospectively or retrospectively. In order to simplify the presentation of deferred taxes in its consolidated balance sheet, the Company elected to early adopt this ASU prospectively during the fourth quarter of 2015. As a result, the prior periods were not retrospectively adjusted. This ASU has no impact on the consolidated statements of operations or cash flows.

Not Yet Effective
In May 2014, the FASB issued update 2014-9, ASC 606, "Revenue from Contracts with Customers." The core principle is that a company should recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration, which the entity expects to receive in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers: Deferral of the Effective Date," which deferred the effective date for all entities by one year so it is now effective for annual periods beginning after December 15, 2017 and interim periods within those annual periods. Earlier application is prohibited. Management is still assessing the impact of adoption on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-05, “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement." This update provides guidance to customers about whether a cloud computing arrangement includes a software license or should be accounted for differently. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance will not change generally accepted accounting principles for a customer’s accounting for service contracts. This update is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. Entities have the option of applying the guidance (1) prospectively to all arrangements entered into or materially modified after the effective date or (2) retrospectively. Management is still assessing the impact of adoption on its consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory,” which changes the measurement principle for inventory from the lower of cost or market to the lower of cost or net realizable value for entities that measure inventory using first-in, first-out (FIFO) or average cost. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This ASU is effective for fiscal years beginning after December 15, 2016 and for interim periods therein. Early adoption is permitted and the guidance must be applied prospectively after the date of adoption. Management is still assessing the impact of adoption on its consolidated financial statements.

In January, 2016, the FASB issued ASU 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 modifies how entities measure equity investments and present changes in the fair value of financial liabilities. Under the new guidance, entities will have to measure equity investments that do not result in consolidation and are not accounted under the equity method at fair value and recognize any changes in fair value in net income unless the investments qualify for the new practicality exception. A practicality exception will apply to those equity investments that do not have a readily determinable fair value and do not qualify for the practical expedient to estimate fair value under ASC 820, "Fair Value Measurements", and as such these investments may be measured at cost. ASU 2016-01 will be effective for the Company’s fiscal year beginning January 1, 2018 and subsequent interim periods. Early adoption of the amendment in this ASU is not permitted. Amendments should be applied by means of cumulative effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values including disclosure requirements should be applied prospectively to equity investments that exist as of the date of adoption of the ASU. Management is still assessing the impact of adoption on its consolidated financial statements.
Note 3 Business Combinations
On October 27, 2014, the Company completed the Acquisition from MSI for a purchase price of $3.45 billion. The Acquisition enables the Company to further sharpen its strategic focus on providing mission-critical Enterprise Asset Intelligence solutions for its customers. Certain assets and liabilities historically associated with the Enterprise business were retained by MSI, including MSI’s iDEN infrastructure business. The Acquisition was completed pursuant to the Master Acquisition Agreement dated April 14, 2014, as amended (the “Master Acquisition Agreement”) and was structured as a combination of stock and asset acquisitions and a merger of certain US entities, resulting in 100% ownership of Enterprise.

The Company financed the Acquisition through a combination of cash on hand and borrowings of $3.25 billion (the “Indebtedness”), including the sale of 7.25% senior notes due 2022 in an aggregate principal amount of $1.05 billion and a credit agreement with various lenders that provided a term loan of $2.2 billion due 2021. See Note 14 Long-Term Debt. The consideration paid to MSI was 100% cash in the amount of $3.45 billion. During the year ended December 31, 2015, the Company paid additional consideration of $51 million to MSI which included a $2 million opening cash adjustment and settlement of working capital adjustments.
In connection with its acquisitions, the Company incurred related transaction expenses, which have been recorded in acquisition and integration costs in the consolidated statements of operations of approximately $144 million, $127 million and $5 million for the years ended December 31, 2015, 2014 and 2013, respectively.
In connection with the closing of the Acquisition, the Company issued stock-based awards to Enterprise employees with value equivalent to the unvested portion of the employees’ awards as of the date of close. The new awards issued were in the form of performance restricted stock, performance stock units, restricted stock and restricted stock units. Under MSI’s legacy equity awards, in the event that an Enterprise employee’s employment is terminated as a result of a divestiture of the MSI business, unvested awards at the time of divestiture would vest on a pro rata basis through the divestiture date, with the remaining awards (or portion of awards) being forfeited. Consequently, the legacy MSI awards held by Enterprise employees vested pro rata up to the date of Acquisition and the remaining awards (or portions of awards) were forfeited. The replacement grants of equity awards by the Company to Enterprise employees representing the unvested (and therefore forfeited) legacy MSI awards require future service to be rendered to Zebra, beginning on the grant date. As a result, the fair value of the replacement awards is recognized as compensation cost in the post-combination financial statements, and there was no adjustment to the Acquisition purchase price.
Goodwill represents the consideration paid in excess of the fair value of the net tangible and intangible assets acquired. The Company paid this premium for a number of reasons, including acquiring an experienced workforce and enhanced technology capabilities as further described above.

The purchase price was allocated to identifiable tangible and intangible assets acquired and liabilities assumed based on their estimated fair values resulting in goodwill of $2.339 billion. See Note 9 Goodwill and Other Intangibles. During 2015, the Company adjusted certain preliminary values from 2014. The fair value adjustments resulted in an increase of $96 million in assets, an increase of $107 million in liabilities, a foreign currency translation adjustment of $8 million and a corresponding increase to goodwill of $3 million. Certain intangible assets including goodwill are denominated in foreign currency and, as such, include the effects of foreign currency translation.

The following table summarizes the fair values of the assets acquired and the liabilities assumed at the date of the Acquisition (in millions):

Cash and cash equivalents	$101
Accounts receivable (1)	440
Inventories	264
Deferred income taxes, current	142
Other current assets	22
Property and equipment	123
Deferred income taxes	85
Intangible assets	994
Other non-current assets	49
Deferred revenue	(172)
Tax liabilities	(10)
Deferred income taxes, current	(36)
Other current liabilities (2)	(364)
Long-term deferred revenue	(103)
Unrecognized tax benefits	(6)
Other non-current liabilities	(24)
Deferred income taxes	(299)
Total identifiable net assets	$1,206

(1)
Based on the purchase price allocations, accounts receivable estimated fair value is $440 million and a gross contractual value of $461 million. The difference represents The Company’s best estimate of the contractual cash flows that will not be collected.

(2)	Other current liabilities include accounts payable, customer reserves, and employee compensation and related benefits.
The intangible assets of $994 million consist of the following (in millions):

	Amount	Weighted Avg Amortization Period (in years)
Customer relationships	$450	7.0 years
Unpatented technology	270	3.9 years
Patented technology	215	3.5 years
Trade names	40	2 years
Backlog	19	1 year
Acquired other intangibles	$994
As of December 31, 2015 and December 31, 2014, there were $20 million of indemnification assets recorded to reflect MSI’s obligation to reimburse the Company for pre-acquisition tax liabilities, statutory bonus accruals, and sales incentive plan accruals assumed. The amounts were recorded in accordance with the Master Acquisition Agreement.
Goodwill has been assigned to the Enterprise operating segment. The amount of tax deductible goodwill is $103 million.
Concurrent with the closing of the transaction, we entered into Transition Services Agreements (“TSAs”) with MSI, whereby MSI provides various services; primarily information technology. Our costs under the TSAs commenced in November 2014. Zebra is scheduled to exit the TSAs in October 2017, which is a 12 month extension from the original October 2016 exit date. The monthly cost is approximately $5 million per month. These costs are being reduced as we discontinue certain services and transition these services into our own processes. We incurred $10 million under the TSAs from October 28th through December 31, 2014 and $58 million under the TSA from January 1, 2015 through December 31, 2015.

During September 2015, the Company received a revised valuation report from a third party valuation firm. After reviewing the results of the valuation reports, the Company reduced the value of intangible assets $20 million, property and equipment $3 million and deferred revenue $1 million and increased inventory $1 million with a corresponding $21 million increase to goodwill. As discussed in Note 2 Summary of Significant Accounting Policies, the Company has adopted ASU 2015-16 “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments,” which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The fair value, balance sheet adjustments recorded during the third quarter of 2015 and related income statement effects that would have been recognized in previous periods even if we had not early adopted ASU 2015-16 are immaterial.
Hart Systems In the fourth quarter 2013, The Company acquired all of the outstanding membership interests in Hart Systems, LLC (a New York limited liability company) for approximately $96 million with $61 million of the purchase price allocated to goodwill. As of September 27, 2014 the purchase price allocation was finalized and the amount of goodwill was reduced to $59 million for adjustments related to deferred taxes. The Consolidated Statements of Operations includes the impact of this acquisition subsequent to the December 18, 2013 acquisition date.

Note 4 Fair Value Measurements
Financial assets and liabilities are to be measured using inputs from three levels of the fair value hierarchy in accordance with ASC Topic 820, "Fair Value Measurements." Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into the following three broad levels:

Level 1:
Quoted prices in active markets that are accessible at the measurement date for identical assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs. (e.g. U.S. Treasuries and money market funds)

Level 2:	Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.
Level 3:	Unobservable inputs are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs.
In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. In addition, the Company considers counterparty credit risk in the assessment of fair value
Financial assets and liabilities carried at fair value as of December 31, 2015, are classified below (in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Forward contracts (2)	$6	$1	$—	$7
Money market investments related to the deferred compensation plan	9	—	—	9
Total Assets at fair value	$15	$1	$—	$16
Liabilities:
Forward interest rate swap contracts (3)	$—	$26	$—	$26
Liabilities related to the deferred compensation plan	9	—	—	9
Total Liabilities at fair value	$9	$26	$—	$35

Financial assets and liabilities carried at fair value as of December 31, 2014, are classified below (in millions):

	Level 1	Level 2	Level 3	Total
Assets:
U.S. government and agency securities	$11	$—	$—	$11
Obligations of government-sponsored enterprises (1)	—	1	—	1
State and municipal bonds	—	5	—	5
Corporate securities	—	7	—	7
Investments subtotal	11	13	—	24
Forward contracts (2)	2	7	—	9
Money market investments related to the deferred compensation plan	6	—	—	6
Total Assets at fair value	$19	$20	$—	$39
Liabilities:
Forward interest rate swap contracts (3)	$—	$17	$—	$17
Liabilities related to the deferred compensation plan	6	—	—	6
Total Liabilities at fair value	$6	$17	$—	$23

(1)	Includes investments in notes issued by the Federal Home Loan Mortgage Corporation and the Federal Home Loan Bank.

(2)	The fair value of forward contracts is calculated as follows:

a.	Fair value of a collar or put option contract associated with forecasted sales hedges is calculated using bid and ask rates for similar contracts.

b.	Fair value of regular forward contracts associated with forecasted sales hedges is calculated using the period-end exchange rate adjusted for current forward points.

c.
Fair value of hedges against net assets is calculated at the period end exchange rate adjusted for current forward points unless the hedge has been traded but not settled at period end (Level 2). If this is the case, the fair value is calculated at the rate at which the hedge is being settled (Level 1). As a result, transfers from Level 2 to Level 1 of the fair value hierarchy totaled $6 million and $2 million as of December 31, 2015 and 2014, respectively.

(3)
The fair value of forward interest rate swap is based upon a valuation model that uses relevant observable market inputs at the quoted intervals, such as forward yield curves, and is adjusted for the Company's own credit risk and the interest rate swap terms. See gross balance reporting in Note 13 Derivative Instruments.

The following table presents the Company’s activity for assets measured at fair value on a recurring basis using significant unobservable inputs, Level 3 as defined in ASC 820 for the year ended December 31, 2014 (in millions): There was no activity for 2015.

December 31, 2014
Balance at beginning of the year	$3
Transfers to Level 3	—
Total losses (realized or unrealized):
Included in earnings	(1)
Included in other comprehensive income (loss)	—
Purchases and settlements (net)	(2)
Balance at end of year	$—
Total gains (losses) for the period included in earnings attributable to the change in unrealized losses relating to assets still held at end of 2014	$—

The Company had no investments as of December 31, 2015. The following is a summary of investments as of December 31, 2014 (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government and agency securities	$11	$—	$—	$11
Obligations of government-sponsored enterprises	1	—	—	1
State and municipal bonds	5	—	—	5
Corporate securities	7	—	—	7
Total investments	$24	$—	$—	$24
The carrying value for the Company's financial instruments that are classified as current assets (other than short-term investments) and current liabilities' approximate fair value due to their short maturities.
Note 5 Investments and Marketable Securities
Investments in marketable debt securities are classified based on intent and ability to sell investment securities. The Company’s available-for-sale securities are used to fund future acquisitions and other operating needs and therefore can be sold prior to maturity. Investments in marketable debt securities for which the Company intends to sell within the next year are classified as current and those that we intend to hold in excess of one year are classified as non-current.
Changes in the market value of available-for-sale securities are reflected in the accumulated other comprehensive income caption of stockholders’ equity in the balance sheet, until we dispose of the securities. Once these securities are disposed of, either by sale or maturity, the accumulated changes in market value are transferred to investment income. On the Consolidated Statements of Cash Flows, changes in the balances of available-for-sale securities are shown as purchases, sales and maturities of investments and marketable securities under investing activities.
Changes in market value of trading securities would be recorded in investment income as they occur, and the related cash flow statement includes changes in the balances of trading securities as operating cash flows.
As of December 31, 2015, there were no investments and marketable securities. For the years ended December 31, 2015, 2014 and 2013, changes in unrealized gains and losses on available-for-sale securities were immaterial.
The following table shows the number, aggregate market value and unrealized losses (in millions) of investments with market values that were less than amortized cost as of December 31, 2014. These lower market values are primarily caused by fluctuations in interest rates and credit spreads. All remaining investments and marketable securities have been sold during 2015.

	Unrealized Loss < 12 months			Unrealized Loss > 12 months
	Number of investments	Aggregate Market Value	Unrealized Losses	Number of investments	Aggregate Market Value	Unrealized Losses
Government securities	—	$—	$—	1	$8	$—
State and municipal bonds	—	—	—	2	1	—
Corporate Securities	1	1	—	11	3	—
Other	—	—	—	1	—	—
Total	1	$1	$—	15	$12	$—

Using the specific identification method, the proceeds and realized gains on the sales of available-for-sale securities were as follows (in millions):

	Year Ended December 31,
	2015	2014	2013
Proceeds	$25	$644	$337
Realized gains	—	1	1
Realized losses	—	(1)	—
Net realized gains included in other comprehensive income (loss) as of the end of the prior year	—	—	—
Included in the Company’s cash, restricted cash, investments and marketable securities are amounts held by foreign subsidiaries. The Company had $166 million as of December 31, 2015, and $268 million as of December 31, 2014 of foreign cash and investments out of the Company's total cash positions of $192 million and $394 million, respectively.

Note 6 Accounts Receivable
The components of accounts receivable, net are as follows (in millions):

	December 31,
	2015	2014
Accounts receivable, gross	$680	$672
Accounts receivable reserves	(6)	(1)
Accounts receivable, net	$674	$671

Note 7 Inventories
The components of inventories, net are as follows (in millions):

	December 31,
	2015	2014
Raw material	$178	$140
Work in process	—	—
Finished goods	272	260
Inventories, gross	450	400
Inventory reserves	(56)	(6)
Inventories, net	$394	$394

Note 8 Property and Equipment
Property and equipment is comprised of the following (in millions):

	December 31,
	2015	2014
Buildings	$50	$49
Land	10	10
Machinery, equipment and tooling	210	178
Furniture and office equipment	20	14
Computers and software	180	147
Leasehold improvements	63	21
Projects in progress - other	21	29
	554	448
Less accumulated depreciation and amortization	(256)	(193)
Net property and equipment	$298	$255

Other items related to property and equipment are as follows (in millions):

	December 31,
	2015	2014
Unamortized computer software costs	$40	$41

	Year Ended December 31,
	2015	2014	2013
Amortization of capitalized software	$9	$9	$9
Total depreciation expense charged to operations	69	27	25

Note 9 Goodwill and Other Intangibles
In 2014, the Company acquired intangible assets in the amount of $994 million for developed technology, customer relationships and trade names associated with the Acquisition. These intangible assets have an estimated useful life ranging from 1 to 8 years. See Note 3 Business Combinations for specific information regarding the Acquisition.
Other intangibles, net are as follows (in millions):

	December 31, 2015
	Gross Amount	Accumulated Amortization	Net Amount
Amortized intangible assets
Current technology	$25	$(19)	$6
Trade names	40	(24)	16
Unpatented technology	270	(87)	183
Patent and patent rights	247	(99)	148
Customer relationships	517	(113)	404
Total	$1,099	$(342)	$757
Amortization expense for the year ended December 31, 2015		$251

Estimated amortization expense:	Amount
For the year ended December 31, 2016	$234
For the year ended December 31, 2017	198
For the year ended December 31, 2018	108
For the year ended December 31, 2019	88
For the year ended December 31, 2020	42
Thereafter	87
Total	$757

	December 31, 2014
	Gross Amount	Accumulated Amortization	Net Amount
Amortized intangible assets
Current technology	$23	$(16)	$7
Trade names	40	(2)	38
Unpatented technology	280	(13)	267
Patent and patent rights	245	(32)	213
Customer relationships	532	(28)	504
Total	$1,120	$(91)	$1,029
Amortization expense for the year ended December 31, 2014		$54

Certain intangible assets including goodwill are denominated in foreign currency and, as such, include the effects of foreign currency translation.

Changes in the net carrying value amount of goodwill were as follows (in millions):

Total
Goodwill as of December 31, 2013	$156
Opening balance sheet adjustments – Hart Systems 2014 (Retail Solutions)	(2)
Acquisition – Enterprise	2,336
Goodwill as of December 31, 2014	2,490
Opening balance sheet adjustments – Enterprise 2015	11
Foreign exchange impact	(8)
Goodwill as of December 31, 2015	$2,493

Gross goodwill was $266 million and accumulated impairments were $110 million as of December 31, 2013. As of December 31, 2015 goodwill totaled $2.3 billion for the Enterprise reportable segment and $154 million for the Legacy Zebra reportable segment.

The Retail Solutions Group reporting unit had total goodwill of $59.0 million as of December 31, 2015. During the fourth quarter of 2015, we finalized the determination of estimated fair value of the Retail Solutions Group reporting unit as of the first day of the fourth quarter of 2015. The determination of fair value and the allocation of that value to individual assets and liabilities within the Retail Solutions Group reporting unit requires us to make significant estimates and assumptions. These estimates and assumptions primarily include, but are not limited to: the selection of appropriate peer group companies; a control premium appropriate for acquisitions in the industries in which the Retail Solutions Group reporting unit competes; a discount rate; a terminal growth rate; and forecasts of revenue, operating income, depreciation and amortization and capital expenditures. The estimate of fair value indicated that the fair value of the Retail Solutions Group reporting unit exceeded its carrying value by approximately 12% as of the valuation date. Although we believe our estimate of fair value is reasonable, actual financial results could differ from that estimate due to the inherent uncertainty involved in making such estimate.
Note 10 Other Long-Term Assets
Other long-term assets consist of the following (in millions):

	December 31,
	2015	2014
Investments related to the deferred compensation plan	$9	$6
Long-term investments	31	32
Other long-term assets	25	23
Long-term trade receivable	11	17
Long-term notes receivable	14	14
Deposits	2	1
Total	$92	$93
The long-term investments, which are accounted for using the cost method of accounting, are primarily in venture capital backed technology companies and the Company's ownership interest is between 1.9% to 17.4%. Under the cost method of accounting, investments are carried at cost and are adjusted only for other-than-temporary declines in fair value, certain distributions and additional investments.

Note 11 Accrued Liabilities
The components of accrued liabilities are as follows (in millions):

	December 31,
	2015	2014
Accrued payroll	$47	$48
Accrued warranty	22	25
Accrued taxes	10	11
Interest payable	36	35
Amount owed to seller	—	49
Customer reserves	38	39
Restructuring liability	9	7
Accrued incentive compensation	47	31
Accrued other expenses	149	176
Total accrued liabilities	$358	$421

Note 12 Costs Associated with Exit and Restructuring
Total exit and restructuring charges of $45 million life to date specific to the Acquisition have been recorded through December 31, 2015: $9 million in the Legacy Zebra segment and $36 million in the Enterprise segment related to organizational design changes. See Note 3 Business Combinations for specific information regarding the Acquisition.

During 2015, the Company incurred exit and restructuring costs specific to the Acquisition as follows (in millions):

Type of Cost	Cumulative costs incurred through December 31, 2014	Costs incurred for the year ended December 31, 2015	Cumulative costs incurred through December 31, 2015
Severance, stay bonuses, and other employee-related expenses	$6	$30	$36
Obligations for future non-cancellable lease payments	—	9	9
Total	$6	$39	$45

Exit and restructuring charges for the year ended December 31, 2015 were $9 million and $30 million for the Legacy Zebra and the Enterprise segments, respectively. The Company expects additional charges related to the Acquisition through the end of 2016 ranging from $10 million to $20 million.
As of December 31, 2014, the Company incurred the following exit and restructuring costs related to the 2014 organization design changes, Location Solutions business management structure and manufacturing operations relocation and restructuring, which included the Acquisition (in millions):

Type of Cost	Cumulative costs incurred through December 31, 2013	Costs incurred for the year ended December 31, 2014	Cumulative costs incurred through December 31, 2014
Severance, stay bonuses, and other employee-related expenses	$7	$6	$13

A rollforward of the exit and restructuring accruals is as follows (in millions):

	Year Ended December 31,
	2013	2014	2015
Balance at beginning of year	$1	$1	$7
Charged to earnings	6	6	39
Cash paid	(6)	—	(32)
Balance at the end of year	$1	$7	$14

Liabilities related to exit and restructuring activities are included in the following accounts in the Consolidated Balance Sheets (in millions):

	December 31,
	2013	2014	2015
Accrued liabilities	$1	$7	$9
Other long-term liabilities	—	—	5
Total liabilities related to exit and restructuring activities	$1	$7	$14

Payments of the related, long-term liabilities will be completed by October 2024.

Note 13 Derivative Instruments
The Company conducts business on a multinational basis in a wide variety of foreign currencies; as such the Company manages these risks using derivative financial instruments. The exposure to market risk for changes in foreign currency exchange rates arises from cross-border financing activities between subsidiaries, and foreign currency denominated monetary assets and liabilities. The objective is to preserve the economic value of non-functional currency denominated cash flows. Therefore, the goal is to hedge transaction exposures with natural offsets to the fullest extent possible and, once these opportunities have been exhausted, through foreign exchange forward and option contracts with third parties.

The Company entered into a credit agreement, which provides for a term loan of $2.2 billion (“Term Loan”) and a revolving credit facility of $250 million (“Revolving Credit Facility”). See Note 14 Long-Term Debt. As such, the Company has exposure to market risk for changes in interest expense calculated off of variable interest rates on the term facility that was used to fund the Acquisition. The Company entered into forward interest rate swaps to hedge a portion of the interest rate risk associated with the Term Loan.
The fair value of the forward starting interest rate swap contracts is estimated using market quoted forward interest rates for the London Interbank Offered Rate (“LIBOR”) at the balance sheet date and the application of such rates subject to the interest rate swap terms. In accordance with ASC 815 “Derivative and Hedging,” the Company recognizes derivative instruments as either assets or liabilities on the balance sheet and measures them at fair value. Gains and losses resulting from changes in fair value are accounted for depending on the use of the derivative and whether it is designated as and qualifies for hedge accounting. The Company’s master netting and other similar arrangements with the respective counterparties allow for net settlement under certain conditions, which are designed to reduce credit risk by permitting net settlement with the same counterparty.
Credit and Market Risk
Financial instruments, including derivatives, expose the Company to counterparty credit risk for nonperformance and to market risk related to interest and currency exchange rates. The Company manages its exposure to counterparty credit risk through specific minimum credit standards, diversification of counterparties, and procedures to monitor concentrations of credit risk. Its counterparties in derivative transactions are commercial banks with significant experience using derivative instruments. The Company monitors the impact of market risk on the fair value and cash flows of its derivative and other financial instruments considering reasonably possible changes in interest rates and currency exchange rates and restricts the use of derivative financial instruments to hedging activities. The Company continually monitors the creditworthiness of its customers to which it grants credit terms in the normal course of business. The terms and conditions of the Company's credit sales are designed to mitigate or eliminate concentrations of credit risk with any single customer.
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
Hedging of Monetary Net Assets
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

Summary financial information related to these activities included in the Company's consolidated statements of operations as other (expense) income is as follows (in millions):

	Year Ended December 31,
	2015	2014	2013
Realized gain (loss) from foreign exchange derivatives	$11	$6	$(2)
(Loss) gain on net foreign currency assets	(33)	(15)	1
Foreign exchange (loss) gain	$(22)	$(9)	$(1)

	December 31,
	2015		2014
Notional balance of outstanding contracts (in millions):
British Pound/US dollar		£5		£5
Euro/US dollar		€133		€40
British Pound/Euro		£7		£—
Canadian Dollar/US dollar		$5		$—
Czech Koruna/US dollar	Kč	140	Kč
Brazilian Real/US dollar	R$	28	R$	—
Malaysian Ringgit/US dollar	RM	13	RM	—
Net fair value of outstanding contracts		$1		$—
Hedging of Anticipated Sales
The Company manages the exchange rate risk of anticipated Euro denominated sales using put options, forward contracts, and participating forwards. The Company designates these contracts as cash flow hedges, which mature within twelve months after the execution of the contracts. Gains and losses on these contracts are deferred in other comprehensive income until the contracts are settled and the hedged sales are realized. The deferred gain or loss will then be reported as an increase or decrease to sales.
Summary financial information related to the cash flow hedges within comprehensive (loss) income is as follows (in millions):

	Year Ended December 31,
	2015	2014
Change in unrealized (loss) gain on anticipated sales hedging:
Gross	$(8)	$9
Income tax (benefit) expense	(2)	2
Net	$(6)	$7
Summary financial information related to the cash flow hedges of future revenues is as follows (in millions, except percentages):

	December 31,
	2015	2014
Notional balance of outstanding contracts versus the dollar	€193	€89
Hedge effectiveness	100%	100%

	Year Ended December 31,
	2015	2014	2013
Net gain (loss) included in revenue	$14	$2	$(4)
Forward Contracts
The Company records its forward contracts at fair value on its consolidated balance sheets as a current asset or liability, depending upon the fair value calculation as detailed in Note 4 Fair Value Measurements. The amounts recorded on the consolidated balance sheets are as follows (in millions):

	December 31,
	2015	2014
Assets:
Prepaid expenses and other current assets	$7	$9
Total	$7	$9

Forward Interest Rate Swaps
The forward interest rate swaps hedge the interest rate risk associated with the variable interest payments on the Company's Term Loan that was used to fund the Acquisition.

In June 2014, the Company entered into a commitment letter for a new variable rate credit facility to fund the Acquisition and also entered into two tranches of floating-to-fixed forward interest rate swaps (“Original Swaps”). These Original Swaps were used to economically hedge interest rate risk associated with the variable rate commitment until July 30, 2014, and as such, changes in their fair value were recognized in earnings in other (expense) income. Effective July 30, 2014, the Original Swaps were designated as cash flow hedges of interest rate exposure associated with variability in future cash flows on the variable rate commitment. On October 27, 2014, the variable rate commitment was funded and the Company entered into a Term Loan that accrues interest at a variable rate of LIBOR (subject to a floor of 0.75% per annum) plus a margin of 4.0%. On October 30, 2014, the Company discontinued hedge accounting for the Original Swaps due to the syndication of the Original Swaps to a group of commercial banks, ("Syndicated Swaps"), which resulted in their termination. The changes in fair value of the Original Swaps between July 30, 2014 and their termination were included in other comprehensive (loss) income, and any ineffectiveness was insignificant. The amounts included in other comprehensive (loss) income will be amortized to earnings in other (expense) income as the interest payments under the Term Loan affect earnings. The Syndicated Swaps were not designated as hedges and the changes in fair value are recognized in earnings in other (expense) income.

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
The balance sheet position of the New Swaps designated in a hedge relationship is as follows (in millions):

	December 31,
	2015	2014
Accrued liabilities	$1	$—
Other long-term liabilities	14	2
Hedge Effectiveness	100%	100%
The forward interest rate swaps not designated in a hedging relationship are recorded in a net liability position of $11 million as of December 31, 2015 and $15 million as of December 31, 2014 in the Consolidated Balance Sheets.
The gross and net amounts offset at December 31,2015 were as follows (in millions):

	Gross Fair Value	Counterparty Offsetting	Net Fair Value in the Consolidated Balance Sheets
Counterparty A	$12	$6	$6
Counterparty B	4	2	2
Counterparty C	4	2	2
Counterparty D	9	3	6
Counterparty E	4	1	3
Counterparty F	4	2	2
Counterparty G	5	—	5
Total	$42	$16	$26

The New Swaps, each with a term of one year, are designated as cash flow hedges of interest rate exposure associated with variability in future cash flows on the Term Loan. The notional amount of the designated New Swaps effective in each year of the cash flow hedge relationships does not exceed the principal amount of the Term Loan, which is hedged.

The New Swaps have the following notional amounts per year (in millions):

Year 2016	$1,010
Year 2017	697
Year 2018	544
Year 2019	544
Year 2020	272
Year 2021	272
Notional balance of outstanding contracts	$3,339
The gain (loss) recognized on the forward interest rate swaps not designated in a hedge relationship is combined with interest expense, net in the consolidated statements of operations is as follows (in millions):

	Year Ended December 31,
	2015	2014	2013
Interest income/(expense) on forward interest-rate swaps	$4	$(5)	$—
The loss recognized in other comprehensive unrealized loss on the forward interest rate swaps designated in a hedging relationship is as follows (in millions):

	Year Ended December 31,
	2015	2014
Change in unrealized (losses) gains on forward interest rate swap hedging:
Gross	$(12)	$(12)
Income tax (benefit)	(5)	(4)
Net	$(7)	$(8)
No significant (loss) gain was reclassified from accumulated other comprehensive (loss) income into interest expense on the forward interest rate swaps designated in a hedging relationship during the years ended December 31, 2015 and 2014.
At December 31, 2015, the Company has approximately $11 million in losses on the forward interest rate swaps designated in a hedging relationship that are being reclassified from accumulated other comprehensive loss into earnings during the next four quarters.

Note 14 Long-Term Debt
Private Offering
On October 15, 2014, the Company completed a private offering of $1.05 billion aggregate principal of 7.25% Senior Notes due October 15, 2022 (the “Senior Notes”). The Senior Notes yielded an effective interest rate of 7.61% at issuance. The Senior Notes are governed by the terms of the indenture, dated as of October 15, 2014, by and among the Company and U.S. Bank National Association, as Trustee. Interest on the Senior Notes is payable in cash on April 15 and October 15 of each year.
The indenture covering the Senior Notes contains certain covenants limiting among other things, the ability of the Company and its restricted subsidiaries, with certain exceptions as described in the Indenture, to: (i) incur indebtedness or issue certain preferred stock; (ii) incur liens; (iii) pay dividends or make distributions in respect of capital stock; (iv) purchase or redeem capital stock; (v) make investments or certain other restricted payments; (vi) sell assets; (vii) issue or sell stock of restricted subsidiaries; (viii) enter into transactions with stockholders or affiliates; or (ix) effect a consolidation or merger.
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
Credit Facilities
On October 27, 2014, the Company entered into a credit agreement, which provides for a term loan of $2.2 billion and a revolving credit facility of $250 million. Borrowings under the Term Loan bear interest at a variable rate plus an applicable margin, subject to an all-in floor of 4.75%. As of December 31 2015, the Term Loan interest rate was 4.75%. Interest payments are payable quarterly. The Company has entered into interest rate swaps to manage interest rate risk on its long-term debt. See Note 13 Derivative Instruments.
The credit agreement requires the Company to prepay the Term Loan and Revolving Credit Facility, under certain circumstances or transactions defined in the credit agreement. Also, the Company may make optional prepayments of the Term Loans, in whole or in part, without premium or penalty. The Company made optional principal prepayments of $165 million in 2015. In February 2016, the Company made additional optional principal prepayments of $80 million. Unless satisfied by further optional prepayments, the Company is required to make a scheduled principal payment of $1.99 billion due on October 27, 2021.
The Revolving Credit Facility is available for working capital and other general corporate purposes including letters of credit. The amount (including letters of credit) cannot exceed $250 million. As of December 31, 2015, the Company established letters of credit totaling $3 million, which reduced funds available for other borrowings under the agreement to $247 million. The Revolving Credit Facility will mature and the related commitments will terminate on October 27, 2019.
Borrowings under the Revolving Credit Facility bear interest at a variable rate plus an applicable margin. As of December 31, 2015, the Revolving Credit Facility interest rate was 3.25%. Interest payments are payable quarterly. As of December 31, 2015 and December 31, 2014, the Company did not have any borrowings against the Revolving Credit Facility.
In addition to paying interest on outstanding principal amounts under the Revolving Credit Facility, the Company is required to pay a quarterly commitment fee to the lenders with respect to the unutilized commitments. The commitment fee rate is currently 0.375%. The commitment fee rate will be adjusted to 0.250%, 0.375% or 0.500% depending on the Company’s consolidated total secured net leverage ratio.
The Revolving Credit Facility contains certain covenants limiting among other things, the ability of the Company and its restricted subsidiaries, with certain exceptions as described in the agreement, to: (i) incur indebtedness, make guarantees or issue certain equity securities; (ii) pay dividends on its capital stock or redeem, repurchase or retire its capital stock; (iii) make certain investments, loans and acquisitions; (iv) sell certain assets or issue capital stock of restricted subsidiaries; (v) create liens or engage in sale-leaseback transactions; (vi) merge, consolidate or transfer or dispose of substantially all of their assets; (vii) engage in certain transactions with affiliates; (viii) alter the business it conducts; (ix) amend, prepay, redeem or purchase subordinated debt; and (x) enter into agreements limiting subsidiary dividends and distributions. The Revolving Credit Facility also requires the Company to comply with a financial covenant consisting of a quarterly maximum consolidated total secured net leverage ratio test that will be tested only at the end of the fiscal quarter if 20% of the commitments under the Revolving Credit Facility have been drawn and remain outstanding.
The Term Loan and obligations under the Revolving Credit Facility are collateralized by a security interest in substantially all of the Company’s assets as defined in the security agreement and guaranteed by its direct and indirect wholly-owned existing and future domestic restricted subsidiaries, subject to certain exceptions.
Debt issue costs of $26 million were recorded as of December 31, 2015; $19 million relates to the Senior Notes, $2 million relates to the Term Loan, and $5 million relates to the Revolver. These costs are amortized over 8, 7 and 7 years, respectively.
The Company entered into a bridge financing facility prior to the Acquisition, to ensure financing would be in place to consummate the transaction. Upon the closing of the Acquisition, at which time the Company had secured other long-term financing, the Company incurred $19 million of costs related to the bridge financing facility, which are included in interest expense for the year ended December 31, 2014.
The following table summarizes the carrying value of the Company's debt (in millions):

	December 31,
	2015	2014
Senior Notes	$1,050	$1,050
Term loan	2,035	2,200
Less: debt issuance costs	(26)	(30)
Less: unamortized discounts	(47)	(60)
Total outstanding debt	3,012	3,160
Current maturities of long-term debt	—	16
Less: current portion of unamortized discounts	—	(9)
Less: current portion of debt issuance costs	—	(3)
Total short-term debt	—	4
Long-term debt, less current maturities	$3,012	$3,156

The estimated fair value of our long-term debt approximated $3.1 billion at December 31, 2015 and $3.3 billion at December 31, 2014. These fair value amounts represent the estimated value at which the Company’s lenders could trade its debt within the financial markets and does not represent the settlement value of these long-term debt liabilities to the Company. The fair value of the long-term debt will continue to vary each period based on fluctuations in market interest rates, as well as changes to the Company’s credit ratings. This methodology resulted in a Level 2 classification in the fair value hierarchy.
Note 15 Contractual Obligations and Commitments
Leases. Minimum future obligations under all non-cancelable operating leases as of December 31, 2015 are as follows (in millions):

Payments Due By Period
2016	$26
2017	25
2018	22
2019	18
2020	11
Thereafter	38
Total minimum lease obligations	$140
Rent expense for operating leases charged to operations was as follows (in millions):

	Year Ended December 31,
	2015	2014	2013
Rent expense	$45	$21	$16
The operating lease information includes a variety of properties around the world. These properties are used as manufacturing facilities, distribution centers and sales offices. Lease terms range from 1 year to 13 years with breaking periods specified in the lease agreements.

Note 16 Contingencies
The Company is subject to a variety of investigations, claims, suits and other legal proceedings that arise from time to time in the ordinary course of business, including but not limited to, intellectual property, employment, tort and breach of contract matters. The Company currently believes that the outcomes of such proceedings, individually and in the aggregate, will not have a material adverse impact on its business, cash flows, financial position, or results of operations. Any legal proceedings are subject to inherent uncertainties, and the Company's view of these matters and its potential effects may change in the future.

In re Technologies, Inc. Securities Litigation  In connection with the acquisition of the Enterprise business from Motorola Solutions, Inc., the Company acquired Symbol Technologies, Inc., a subsidiary of Motorola Solutions. A putative federal class action lawsuit, Waring v. Symbol Technologies, Inc., et al., ("Waring Action") was filed on August 16, 2005 against Symbol Technologies, Inc. and two of its former officers in the United States District Court for the Eastern District of New York by Robert Waring.  After the filing of the Waring Action, several additional purported class actions were filed against Symbol and the same former officers making substantially similar allegations (collectively, the "New Class Actions").  The Waring Action and the New Class Actions were consolidated for all purposes and on April 26, 2006, the Court appointed the Iron Workers Local # 580 Pension Fund as lead plaintiff and approved its retention of lead counsel on behalf of the putative class.  On August 30, 2006, the lead plaintiff filed a Consolidated Amended Class Action Complaint (the “Amended Complaint”), and named additional former officers and directors of Symbol as defendants.  The lead plaintiff alleges that the defendants misrepresented the effectiveness of Symbol’s internal controls and forecasting processes, and that, as a result, all of the defendants violated Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and the individual defendants violated Section 20(a) of the Exchange Act.  The lead plaintiff alleges that it was damaged by the decline in the price of Symbol’s stock following certain purported corrective disclosures and seeks unspecified damages.  By orders entered on June 25 and August 3, 2015, the court granted lead plaintiff’s motion for class certification, certifying a class of investors that includes those that purchased Symbol common stock between April 29, 2003 and August 1, 2005.  The parties have substantially completed fact and expert discovery.  However, by order entered on January 8, 2016, the court granted Symbol’s request for certain additional fact and expert discovery; pursuant to a proposed scheduling order filed on January 21, 2016, the parties agreed to complete that discovery by approximately June 17, 2016. There are also certain discovery motions pending that could, if granted, reopen fact discovery. The court has held in abeyance all other deadlines, including for the filing of dispositive motions, and has not set a date for trial. The Company establishes an accrued liability for loss contingencies related to legal matters when the loss is both probable and estimable. In addition, for some matters for which a loss is probable or reasonably possible, an estimate of the amount of loss or range of loss is not possible, and we may be unable to estimate the possible loss or range of losses that could potentially result from the application of non-monetary remedies. Currently, the Company is unable to reasonably estimate the amount of reasonably possible losses for this matter.
Note 17 Earnings Per Share
Earnings (loss) per share were computed as follows (dollars in millions, except per-share amounts):

	Year Ended December 31,
	2015	2014	2013
Weighted average shares:
Basic weighted average shares outstanding	50,996,297	50,789,173	50,692,942
Effect of dilutive securities outstanding	—	590,525	370,247
Diluted weighted average and equivalent shares outstanding	50,996,297	51,379,698	51,063,189

Net (loss) income	$(137)	$32	$134

Basic per share amounts:
Basic weighted average shares outstanding	50,996,297	50,789,173	50,692,942
Per share amount	$(2.69)	$0.64	$2.65
Diluted per share amounts:
Diluted weighted average shares outstanding	50,996,297	51,379,698	51,063,189
Per share amount	$(2.69)	$0.63	$2.63

Anti-dilutive securities consist primarily of stock appreciation rights (SARs) with an exercise price greater than the average market closing price of the Class A common stock.

Due to a net loss in 2015, options, awards and warrants were anti-dilutive and therefore excluded from the 2015 earnings per share calculation. For years 2014 and 2013, options and awards were included in the earnings per share calculation. These excluded outstanding options, awards and warrants are as follows:

	Year Ended December 31,
	2015	2014	2013
Potentially dilutive shares	1,421,506	175,902	168,472

Note 18 Share-Based Compensation
The Company has share-based compensation and employee stock purchase plans under which shares of the Company's Class A common stock are available for future grants and sales.

On May 14, 2015, the Company’s stockholders approved the 2015 Zebra Technologies Corporation Long-Term Incentive Plan (the 2015 Plan), which included authorization for issuance of awards of 4,000,000 shares. The 2015 Plan became effective immediately and superseded the 2011 Long-Term Incentive Plan (the 2011 Plan), except that the 2011 Plan remains in effect with respect to awards granted under the 2011 Plan until such awards have been exercised, forfeited, cancelled, expired or otherwise terminated in accordance with the terms of such awards. The types of awards available under the 2015 Plan are stock appreciation rights (SARs), restricted stock, restricted stock units, performance shares and units and performance-based cash bonuses. Employees, directors and consultants of the Company and its subsidiaries are eligible to participate in the 2015 Plan. The Compensation Committee of the Board of Directors administers the 2015 Plan. As of December 31, 2015, 3,430,707 shares were available for grant under the 2015 plan. Under the 2015 Plan, 325,512 SARs were outstanding as of December 31, 2015.

The 2011 Plan was superseded by the 2015 Plan. As of December 31, 2015, 672,290 SARs were outstanding under the 2011 Plan. The SARs granted under the 2011 Plan have an exercise or grant price equal to the closing market price of the Company’s Class A common stock on the date of grant. SAR’s generally vest over a four year period. These awards expire on the earlier of (a) ten years following the grant date, (b) immediately if the employee is terminated for cause, (c) ninety days after termination of employment if the employee is terminated involuntarily other than for cause, (d) thirty days after termination of employment if the employee voluntarily terminates his or her employment, or (e) one year after termination of employment if the employee’s employment terminates due to death, disability, or retirement.

The Company’s restricted stock grants consist of time-vested restricted stock awards ("RSAs") and performance vested restricted stock awards ("PSAs"). The following table shows the number of RSAs and PSAs granted during 2015 and the vesting schedule.

Vesting period	RSA’s	PSA’s	Total
At grant	9,194	—	9,194
After three years of service	176,588	106,411	282,999
Total	185,782	106,411	292,193
These RSAs and PSAs vest at each vesting date if the employee remains employed by the Company throughout the applicable time period, but will vest in whole or in part (as set forth in each restricted stock agreement) before the end of the vesting period in the event of death, disability, a change in control (as defined in the 2015 Plan), or termination by the Company other than for Cause, as defined in each restricted stock agreement. The restricted stock is forfeited in certain situations specified in the restricted stock agreement, including, if the employee’s employment is terminated by the Company for Cause or if the employee resigns for other than good reason. The Company’s restricted stock awards are expensed over the vesting period of the related award, which is typically 3 years. Some awards, including those granted annually to non-employee directors as an equity retainer fee, were vested upon grant. Compensation cost is calculated as the market date fair value on grant date multiplied by the number of shares granted.
The 2006 Long-Term Incentive Plan ("the 2006 Plan") was superseded by the 2011 Plan. As of December 31, 2015, options and SARs for 644,407 shares were outstanding and exercisable under the 2006 Plan. These options and SARs expire on the earlier of (a) 10 years following the grant date, or (b) immediately if the employee is terminated for cause, (c) ninety days after termination of employment if the employee is terminated involuntarily other than for cause, (d) thirty days after termination of employment if the employee voluntarily terminates his or her employment, or (e) 1 year after termination of employment if the employee’s employment terminates due to death, disability, or retirement.
The 1997 Stock Option Plan ("the 1997 Plan") was superseded by the 2006 Plan. As of December 31, 2015, options for 7,655 shares were outstanding and exercisable under the 1997 Plan. These options terms are the same as noted in the paragraph above regarding the 2006 Plan.
On May 19, 2011 the Company’s stockholders adopted the 2011 Employee Stock Purchase Plan (which replaced the 2001 Stock Purchase plan) under which employees who work a minimum of 20 hours per week may elect to withhold up to 10% of their cash compensation through regular payroll deductions to purchase shares of Class A common stock from the Company over a period not to exceed 12 months at a purchase price per share, which is equal to the lesser of: (1) 95% of the fair market value of the shares as of the date of the grant, or (2) 95% of the fair market value of the shares as of the date of purchase. Stock purchase plan expense for the year ended December 31, 2015 was $1 million. Stock purchase plan expense for the years ended December 31, 2014 and 2013 was less than $1 million.

Pre-tax share-based compensation expense recognized in the statements of operations was $33 million, $20 million and $13 million for the years ended December 31, 2015, 2014 and 2013, respectively. Tax related benefits of $11 million, $7 million and $5 million were also recognized for the years ended December 31, 2015, 2014 and 2013, respectively.

The fair value of share-based compensation is estimated on the date of grant using a binomial model. Volatility is based on an average of the implied volatility in the open market and the annualized volatility of the Company’s stock price over its entire stock history. Stock option grants in the table below include both stock options, all of which were non-qualified, and SARs that will be settled in the Class A common stock or cash. Restricted stock grants are valued at the market closing price on the grant date.

The following table shows the weighted-average assumptions used for grants of SARs, as well as the fair value of the grants based on those assumptions:

	2015	2014	2013
Expected dividend yield	0%	0%	0%
Forfeiture rate	10.24%	10.32%	10.31%
Volatility	33.98%	34.92%	32.00%
Risk free interest rate	1.53%	1.73%	0.82%
Range of interest rates	0.02% - 2.14%	0.02% - 2.61%	0.02% - 1.78%
Expected weighted-average life	5.32 years	5.36 years	5.42 years
Fair value of SARs granted (in millions)	$12	$5	$5
Weighted-average grant date fair value of SARs granted (per underlying share)	$35.00	$24.98	$13.86
The forfeiture rate is based on the historical annualized forfeiture rate, which is consistent with prior year rates. The risk free interest rate used is the implied yield currently available from the U.S. Treasury zero-coupon yield curve over the contractual term of the SARs or options. The expected weighted-average life is based on historical exercise behavior, which combines the average life of the SARs or options that have already been exercised or cancelled with the exercise life of all unexercised SARs and options. The exercise life of unexercised SARs and options assumes that the SARs or option will be exercised at the midpoint of the vesting date and the full contractual term. These assumptions are consistent with the assumptions used in prior years.
Stock option activity was as follows:

	2015		2014		2013
Options	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	415,960	$40.19	956,502	$42.77	1,532,569	$41.69
Granted	0	0	0	0	0	0
Exercised	(209,976)	43.53	(540,542)	44.76	(543,922)	39.54
Forfeited	0	0	0	0	0	0
Expired	(1,550)	$51.62	0	0	(32,145)	45.81
Outstanding at end of year	204,434	$36.66	415,960	$40.19	956,502	$42.77
Exercisable at end of year	204,434	$36.66	415,960	$40.19	956,502	$42.77
Intrinsic value of exercised options (in millions)	$10		$15		$4

The following table summarizes information about stock options outstanding at December 31, 2015:

	Outstanding	Exercisable
Aggregate intrinsic value - (in millions)	$11	$11
Weighted-average remaining contractual term	2.1 years	2.1 years

SAR activity was as follows:

	2015		2014		2013
SARs	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	1,292,142	$42.20	1,402,784	$36.36	1,535,804	$31.66
Granted	332,159	107.31	195,560	74.59	326,811	46.13
Exercised	(179,702)	40.71	(267,077)	34.03	(376,673)	25.44
Forfeited	(45,441)	75.26	(38,738)	50.57	(80,515)	37.54
Expired	(1,547)	47.11	(387)	46.07	(2,643)	33.70
Outstanding at end of year	1,397,611	$56.78	1,292,142	$42.20	1,402,784	$36.36
Exercisable at end of year	736,075	$35.90	586,344	$33.03	520,426	$30.51
Intrinsic value of exercised SARs (in millions)	$11		$11		$8
The terms of the SARs are established under the applicable Plan and the applicable SAR agreement. Once vested, a SAR entitles the holder to receive a payment equal to the difference between the per-share grant price of the SAR and the fair market value of a share of Class A common stock on the date the SAR is exercised, multiplied by the number of SARs exercised. Exercised SARs are settled in whole shares of Class A common stock, and any fraction of a share is settled in cash. Vesting of SARs granted in 2015 is as follows: 332,159 SARs vest annually in four equal amounts on each of the first four anniversaries of the grant date. Vesting of SARs granted in 2014 is as follows: 195,560 SARs vest annually in four equal amounts on each of the first four anniversaries of the grant date. All SARs expire 10 years after the grant date.
The following table summarizes information about SARs outstanding at December 31, 2015:

	Outstanding	Exercisable
Aggregate intrinsic value - (in millions)	$52	$40
Weighted-average remaining contractual term	6.8 years	5.3 years
Restricted stock award activity was as follows:

	2015		2014		2013
Restricted Stock Awards	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of year	691,621	$60.06	435,377	$40.92	444,362	$35.43
Granted	185,782	107.17	423,644	73.42	167,515	46.17
Released	(253,801)	51.95	(153,200)	43.16	(161,976)	31.28
Forfeited	(57,155)	75.11	(14,200)	54.08	(14,524)	40.79
Outstanding at end of year	566,447	$77.68	691,621	$60.06	435,377	$40.92

The Company issued 728,940 and 1,383,195 shares in connection with share-based compensation and employee stock purchase programs for the years ended December 31, 2015 and 2014, respectively.

Performance share award activity was as follows:

	2015		2014		2013
Performance Share Awards	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of year	374,180	$61.53	195,159	$42.25	265,829	$35.55
Granted	106,411	75.77	233,111	73.00	187,794	35.17
Released	(120,000)	38.67	(33,535)	41.45	(253,484)	27.90
Forfeited	(27,961)	73.45	(20,555)	41.45	(4,980)	41.46
Outstanding at end of year	332,630	$73.40	374,180	$61.53	195,159	$42.25

Restricted stock unit activity was as follows:

	Year ended December 31,
Restricted Stock Units (Shares)	2015	2014
Outstanding at beginning of year	41,964	—
Granted	11,618	42,071
Released	(8,689)	(4)
Forfeited	(6,147)	(103)
Outstanding at end of year	38,746	41,964

Performance stock unit activity was as follows:

	Year Ended December 31, 2015	Year Ended December 31, 2014
Performance Stock Units	Shares	Shares
Outstanding at beginning of year	10,345	—
Granted	—	10,345
Released	—	—
Forfeited	(1,272)	—
Outstanding at end of year	9,073	10,345
As of December 31, 2015 total unearned compensation costs related to the Company’s share-based compensation plans was $45 million, which will be amortized over the weighted average remaining service period of 2.4 years.
The fair value of the purchase rights issued to employees under the stock purchase plan is estimated using the following weighted-average assumptions for purchase rights granted. Expected lives of 3 months to 1 year have been used along with these assumptions.

	2015	2014	2013
Fair market value	$77.38	$64.99	$42.45
Option price	$73.51	$61.74	$40.33
Expected dividend yield	0%	0%	0%
Expected volatility	41%	31%	19%
Risk free interest rate	0.02%	0.05%	0.05%
Note 19 Income Taxes
The Company recognized a tax benefit of $27 million for the year ended December 31, 2015 compared to a tax benefit of $15 million for the year ended December 31, 2014. The Company’s effective tax rates were 16.1% and (95.0)% as of December 31, 2015 and December 31, 2014, respectively. The Company’s effective tax rate was lower than the federal statutory rate of 35% primarily due to pre-tax losses in the United States and corporate structure alignment initiatives in various non-US jurisdictions.

Since the date of the Enterprise acquisition, as part of its corporate initiatives, the Company has been executing its integration plan for the Enterprise business (the “Integration Plan”). The Company anticipates completing the Integration Plan as soon as practicable and expects that the Integration Plan will allow the combined businesses to achieve further synergies and cost savings associated with the acquisition. As part of the Integration Plan, the Company began realigning certain acquired assets of the Enterprise business with and into the Company’s corporate structure and business model.

The geographical sources of (loss) income before income taxes were as follows (in millions):

	Year Ended December 31,
	2015	2014	2013
United States	$(293)	$(122)	$48
Outside United States	129	139	116
Total	$(164)	$17	$164
The (benefit) provision for income taxes consists of the following (in millions):

	Year Ended December 31,
	2015	2014	2013
Current:
Federal	$62	$6	$9
State	2	4	1
Foreign	33	19	12
Total current	97	29	22
Deferred:
Federal	(100)	(38)	7
State	(22)	(5)	1
Foreign	(2)	(1)	—
Total deferred	(124)	(44)	8
Total	$(27)	$(15)	$30

The provision for income taxes differs from the amount computed by applying the U.S. statutory federal income tax rate of 35% to income before income taxes. A reconciliation of the provision for income taxes is below (in millions):

	Year Ended December 31,
	2015	2014	2013
(Benefit) provision computed at statutory rate	$(57)	$6	$57
State income tax, net of Federal tax benefit	(2)	(1)	1
US impact of Enterprise acquisition and integration	45	7	—
Tax credits	(11)	(3)	(1)
Foreign rate differential	(30)	(33)	(26)
Change in valuation allowance	13	3	—
Effect of rate changes on deferred taxes	(7)	—	—
US income inclusion	7	3	—
Change in contingent income tax reserves	6	3	—
Other	9	—	(1)
(Benefit) provision for income taxes	$(27)	$(15)	$30
The primary reason for the difference between the US statutory rate of 35% and the Company’s effective tax rate is due to a combination of higher profits in lower rate international jurisdictions, research and experimental credits, foreign tax credits and other items. The significant jurisdictions driving the foreign rate differential are the UK, Singapore and Luxembourg. The US impact of Enterprise acquisition and integration of $45 million includes one-time charges of approximately $32 million.

Tax effects of temporary differences that give rise to deferred tax assets and liabilities are as follows (in millions):

	December 31,
	2015	2014
Deferred tax assets:
Capitalized research expenditures	$46	$27
Capitalized software costs	43	—
Accrued bonus	17	12
Inventory items	27	2
Other accruals	43	55
Deferred revenue	59	79
Equity based compensation expense	17	14
Unrealized gain and losses on securities and investments	10	9
Net operating loss carryforwards	63	27
Tax credits	35	62
Sales return/rebate reserve	12	8
Valuation allowance	(48)	(57)
Total deferred tax assets	324	238
Deferred tax liabilities:
Unrealized loss on other investments	—	(1)
Depreciation and amortization	(273)	(311)
Undistributed earnings	—	(3)
Total deferred tax liabilities	(273)	(315)
Net deferred tax assets (liabilities)	$51	$(77)
The Company earns a significant amount of our operating income outside the U.S. With the exception of the acquired unrepatriated earnings related to the Enterprise acquisition, it is the Company’s policy to consider foreign earnings and profits to be permanently reinvested in foreign jurisdictions. As part of the Enterprise acquisition, the acquired earnings & profits and previously taxed income (“PTI”), including excess cash balances pursuant to the Master Acquisition Agreement (“MAA”) of the newly acquired MSI foreign subsidiaries will not be permanently reinvested. As a result, the Company established a deferred tax liability in purchase accounting in the amount of approximately $3 million. This amount was reversed in 2015. The Company has not recognized deferred tax liabilities for unremitted earnings of approximately $720 million and $466 million as of December 31, 2015 and 2014, respectively. It is not practicable to determine the amount of unrecognized deferred tax liabilities on these indefinitely reinvested earnings.
As of December 31, 2014, the Company had approximately $37 million of net operating losses ("NOLs") and tax credits from MSI. Of this amount, the Company has utilized approximately $35 million of NOLs and tax credits against its US tax liability in 2015 and written off approximately $2 million of these tax credits. The Company has elected to capitalize and amortize approximately $139 million of research and experimentation costs and approximately $120 million of software costs in the US. At December 31, 2015, the Company has approximately $450 million of NOLs and approximately $35 million of credit carryforwards. Of this amount, approximately $100 million of NOLs and $33 million of credit carryforwards are expected to expire by 2035 and approximately $350 million of NOLs and $2 million of credit carryforwards will carry forward indefinitely.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	Year ended December 31,
	2015	2014
Balance at beginning of year	$19	$4
Additions for tax positions related to the current year	2	1
Additions for tax positions related to prior years	15	2
Reductions for tax positions related to prior years	(2)	0
Settlements for tax positions	(1)	0
Additions related to Acquisition	$0	$12
Balance at end of year	$33	$19

At December 31, 2015 and December 31, 2014, there are $23 million and $19 million of unrecognized tax benefits that if recognized would affect the annual effective tax rate. The Company anticipates that it is reasonably possible that $4 million of unrecognized tax benefits may reverse in 2016, due to statute of limitation expiration and settlements with the tax authorities. The Company regularly assesses the reasonableness of the unrecognized tax benefits to determine the adequacy of its provision for income taxes; however there can be no assurance on the final determination of these unrecognized tax benefits.
The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters as part of income tax expense. The Company accrued $3 million of interest and penalties in the consolidated balance sheets as of December 31, 2015 and 2014.
The Company is currently undergoing audits of the 2013 and 2014 US federal income tax returns and its 2012 UK tax return. The tax years 2011 through 2015 remain open to examination by multiple state taxing jurisdictions. Below is a summary of open tax years by major jurisdiction outside of the United States.

China	2003 - 2015
France	2011 - 2015
Germany	2009 - 2015
India	1998 - 2015
Japan	2012 - 2015
United Kingdom	2009 - 2015

Note 20 Other Comprehensive (Loss) Income
Stockholders’ equity includes certain items classified as other comprehensive income (loss), including:

•
Unrealized (loss) gain on anticipated sales hedging transactions relate to derivative instruments used to hedge the exposure related to currency exchange rates for forecasted Euro sales. These hedges are designated as cash flow hedges, and the Company defers income statement recognition of gains and losses until the hedged transaction occurs. See Note 13 Derivative Instruments.

•
Unrealized (loss) gain on forward interest rate swaps hedging transactions refer to the hedging of the interest rate risk exposure associated with the variable rate commitment entered into for the Acquisition. See Note 13 Derivative Instruments for more details.

•	Unrealized (loss) gain on investments are deferred from the Consolidated Statements of Operations recognition until the gains or losses are realized.

•
Foreign currency translation adjustment relates to the Company's non-U.S. subsidiary companies that have designated a functional currency other than the U.S. dollar. The Company is required to translate the subsidiary functional currency financial statements to dollars using a combination of historical, period-end, and average foreign exchange rates. This combination of rates creates the foreign currency translation adjustment component of other comprehensive income.

The components of accumulated other comprehensive (loss) income ("AOCI") for each of the three years ended December 31 are as follows (in millions):

	Unrealized losses) gains on sales hedging	Unrealized (losses)/ gains on forward interest rate swaps	Unrealized gains (losses) on investments	Currency Translation Adjustments	Total
Balance at December 31, 2012	$(2)	$—	$—	$(8)	$(10)
Other comprehensive (loss)/income before reclassifications	(3)	—	—	1	(2)
Amounts reclassified from AOCI	3	—	—	—	3
Tax (expense) benefit	—	—	—	—	—
Other comprehensive income/(loss)	—	—	—	1	1
Balance at December 31, 2013	(2)	—	—	(7)	(9)
Other comprehensive income/(loss) before reclassifications	8	(12)	—	1	(3)
Amounts reclassified from AOCI	1	—	—	—	1
Tax (expense) benefit	(2)	4	—	—	2
Other comprehensive income/(loss)	7	(8)	—	1	—
Balance at December 31, 2014	5	(8)	—	(6)	(9)
Other comprehensive income/(loss) before reclassifications	7	(12)	—	(12)	(17)
Amounts reclassified from AOCI	(15)	1	—	(15)	(29)
Tax benefit (expense)	2	4	—	—	6
Other comprehensive (loss)/ income	(6)	(7)	—	(27)	(40)
Balance at December 31, 2015	$(1)	$(15)	$—	$(33)	$(49)

Reclassification out of AOCI to earnings were as follows (in millions):

		Year Ended December 31,
Comprehensive Income Components	Financial Statement Line Item	2015	2014	2013
Unrealized (gain) loss on sales hedging:
Total before tax	Net sales of tangible products	$(15)	$1	$3
Tax (benefit) expense		3	—	(1)
Net of taxes		(12)	1	2
Unrealized loss/(gain) on forward interest rate swaps:
Total before tax	Interest expense/(income)	1	—	—
Tax expense (benefit)		—	—	—
Net of taxes		1	—	—
Unrealized (gain) loss on investments
Total before tax	Other (expense) income – Other, net	—	—	—
Tax expense (benefit)		—	—	—
Net of taxes		—	—	—
Cumulative Foreign Currency Translation	Foreign exchange income (loss)	(15)	—	—
Total amounts reclassified from AOCI		$(26)	$1	$2

Note 21 Segment Information and Geographic Data
Prior to the Acquisition on October 27, 2014, the Company's operations were within 1 reportable segment. As a result of the Acquisition, the company has realigned its operations into 2 reportable segments; Legacy Zebra and Enterprise.

The operating segments have been identified based on the financial data utilized by the Company's Chief Executive Officer (the chief operating decision maker) to assess segment performance and allocate resources among the Company's segments. The chief operating decision maker used adjusted operating income to access segment profitability.

The accounting policies of the segments are in accordance with Note 2 Summary of Significant Accounting Policies. Segment assets are not reviewed by the Company’s chief operating decision maker and therefore are not disclosed below.

Financial information by segment is presented as follows:

	Year Ended December 31,
	2015	2014	2013
Net sales:
Legacy Zebra - Net sales	$1,287	$1,195	$1,038
Enterprise - Net sales	2,381	482	—
Total segment net sales	3,668	1,677	1,038
Corporate, eliminations (1)	(16)	(6)	0
Total	$3,652	$1,671	$1,038
Operating income (loss):
Legacy Zebra - Operating income	$260	$238	$178
Enterprise - Operating income	248	65	—
Total segment operating income	508	303	178
Corporate, eliminations (2)	(455)	(214)	(18)
Total	$53	$89	$160

(1)	Amounts included in Corporate, eliminations consist of purchase accounting adjustments related to the Acquisition.

(2)	Amounts included in Corporate, eliminations consist of purchase accounting adjustments not reported in segments; amortization expense, acquisition/integration expense and exit and restructuring costs.
Information regarding the Company’s operations by geographic area is contained in the following table. These amounts are reported in the geographic area of the destination of the final sale. We manage our business based on these regions rather than by individual countries. (in millions):

Year Ended December 31,	North America	Europe, Middle East & Africa	Latin America	Asia	Total
2015
Net sales	$1,775	$1,194	$220	$463	$3,652
Long-lived assets	275	10	3	10	298
2014
Net sales	$737	$583	$135	$216	$1,671
Long-lived assets	238	10	2	5	255
2013
Net sales	$460	$326	$99	$153	$1,038
Long-lived assets	98	8	1	3	110

Net sales by country that are greater than 10% of total net sales are as follows (in millions):

	Year Ended December 31,
	2015	2014	2013
United States	$2,046	$875	$563
United Kingdom	1,102	558	324
Singapore	175	155	140
Other	329	83	11
Total	$3,652	$1,671	$1,038

Net sales by country are determined by the country from where the products are invoiced when they leave the Company’s warehouse. Generally, our United States sales company serves North America and Latin America; United Kingdom sales company serves Europe, Middle East, and Africa; and our Singapore sales company serves Asia-Pacific.

Long-lived assets, which were predominately located in the United States, were 87.0%, 89.6% and 89.2% of total long-lived assets as of December 31, 2015, 2014, and 2013, respectively.

Net sales by major product category are as follows (in millions):

	Year Ended December 31,
	2015	2014	2013
Hardware	$2,865	$1,234	$740
Supplies	268	265	244
Services and Software	519	172	54
Total	$3,652	$1,671	$1,038
Note 22 Major Customers
Our net sales to significant customers as a percentage of the total Company's net sales were as follows:

	Year Ended December 31,
	2015			2014			2013
	Zebra	Enterprise	Total	Zebra	Enterprise	Total	Zebra	Enterprise	Total
Customer A	5.5%	11.6%	17.1%	11.5%	5.6%	17.1%	16.8%	—	16.8%
Customer B	4.6%	5.4%	10.0%	9.2%	3.0%	12.2%	13.1%	—	13.1%
Customer C	5.2%	4.4%	9.6%	8.7%	1.8%	10.5%	12.3%	—	12.3%

All three of the above customers are distributors and not end-users. No other customer accounted for 10% or more of total net sales during these years.
There are three customers at December 31, 2015 and one customer at December 31, 2014 that each accounted for more than 10% of outstanding accounts receivable. In 2015, the three largest customers accounted for 19%, 14% and 11% of accounts receivable while in 2014 one customer accounted for 12%.

Note 23 Quarterly Results of Operations (unaudited)

(In millions, except share data and stock prices)

	2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Net sales
Net sales of tangible products	$755	$762	$787	$829	$3,133
Revenue from services and software	138	128	129	124	519
Total Net sales	893	890	916	953	3,652
Cost of sales
Cost of sales of tangible products	386	407	403	435	1,631
Cost of services and software	98	90	99	90	377
Total Cost of sales	484	497	502	525	2,008
Gross profit	409	393	414	428	1,644
Operating expenses:
Selling and marketing	122	125	120	119	486
Research and development	96	99	100	99	394
General and administrative	66	70	67	74	277
Amortization of intangible assets	68	64	59	60	251
Acquisition and integration costs	26	31	37	50	144
Exit and restructuring costs	11	18	6	4	39
Total Operating expenses	389	407	389	406	1,591
Operating income (loss)	20	(14)	25	22	53
Other (expense) income
Foreign exchange (loss) income	(27)	11	(6)	—	(22)
Interest, net	(51)	(49)	(45)	(49)	(194)
Other, net	—	(1)	—	—	(1)
Total Other (expenses)/income	(78)	(39)	(51)	(49)	(217)
(Loss) Income before income taxes	(58)	(53)	(26)	(27)	(164)
Income tax expense (benefit)	(33)	23	3	(20)	(27)
Net (loss) income	$(25)	$(76)	$(29)	$(7)	$(137)
Basic earnings per share:	$(0.50)	$(1.50)	$(0.57)	$(0.13)	$(2.69)
Diluted earnings per share:	$(0.50)	$(1.50)	$(0.57)	$(0.13)	$(2.69)
Basic weighted average shares outstanding	50,666,970	50,917,161	51,151,541	51,207,102	50,996,297
Diluted weighted average and equivalent shares outstanding	50,666,970	50,917,161	51,151,541	51,207,102	50,996,297
High/Low Stock Price:
High	$92.48	$119.47	$117.00	$83.02	$119.47
Low	$74.40	$88.41	$71.95	$63.92	$63.92

	2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Net sales
Net sales of tangible products	$262	$270	$283	$684	$1,499
Revenue from services and software	26	18	21	107	172
Total Net sales	288	288	304	791	1,671
Cost of sales
Cost of sales of tangible products	130	137	142	383	792
Cost of services and software	10	9	10	72	101
Total Cost of sales	140	146	152	455	893
Gross profit	148	142	152	336	778
Operating expenses:
Selling and marketing	35	36	37	105	213
Research and development	23	24	25	79	151
General and administrative	28	26	25	59	138
Amortization of intangible assets	2	3	3	46	54
Acquisition and integration costs	6	20	35	66	127
Exit and restructuring costs	—	—	—	6	6
Total Operating expenses	94	109	125	361	689
Operating income (loss)	54	33	27	(25)	89
Other (expense) income
Foreign exchange (loss) income	—	—	—	(9)	(9)
Interest, net	—	(2)	—	(60)	(62)
Other, net	—	—	(2)	1	(1)
Total Other (expenses)/income	—	(2)	(2)	(68)	(72)
Income (loss) before income taxes	54	31	25	(93)	17
Income tax expense (benefit)	12	4	10	(41)	(15)
Net income (loss)	$42	$27	$15	$(52)	$32
Basic earnings per share:	$0.83	$0.54	$0.29	$(1.02)	$0.64
Diluted earnings per share:	$0.82	$0.54	$0.29	$(1.02)	$0.63
Basic weighted average shares outstanding	50,402,469	50,606,008	50,835,492	50,452,097	50,789,173
Diluted weighted average and equivalent shares outstanding	50,974,303	51,277,628	51,460,537	50,452,097	51,379,698
High/Low Stock Price:
High	$72.76	$87.53	$86.02	$79.11	$87.53
Low	$52.61	$60.06	$72.10	$58.95	$52.61

Note 24 Subsequent Events
In February 2016, the Company made additional optional principal prepayments of $80 million under its Term Loan. See Note 14 Long-Term Debt.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
Schedule II
Valuation and Qualifying Accounts
(Amounts in millions)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions / (Recoveries)	Balance at End of Period
Valuation account for accounts receivable:
Year ended December 31, 2015	$1	$5	$—	$6
Year ended December 31, 2014	—	1	—	1
Year ended December 31, 2013	1	—	1	—
Valuation accounts for inventories:
Year ended December 31, 2015	$6	$54	$4	$56
Year ended December 31, 2014	13	6	13	6
Year ended December 31, 2013	14	8	9	13
Valuation accounts for deferred tax assets:
Year ended December 31, 2015	$57	$5	$14	$48
Year ended December 31, 2014	—	57	—	57
Year ended December 31, 2013	—	—	—	—
See accompanying report of independent registered public accounting firm.

Index to Exhibits

2.1	(22)	Master Acquisition Agreement, dated as of April 14, 2014, between Zebra Technologies Corporation and Motorola Solutions, Inc.
2.2	(21)	Amendment No. 1 to Master Acquisition Agreement, dated October 24, 2014, between Zebra Technologies Corporation and Motorola Solutions, Inc.
2.3	(21)	Amendment No. 2 to Master Acquisition Agreement, dated October 26, 2014, between Zebra Technologies Corporation and Motorola Solutions, Inc.
2.4	(23)	Amendment No. 4 to Master Acquisition Agreement, dated February 9, 2015 between Zebra Technologies Corporation and Motorola Solutions, Inc.
2.5	(22)	Intellectual Property Agreement, dated as of April 14, 2014, between Zebra Technologies Corporation and Motorola Solutions, Inc.
2.6	(21)	Amendment No. 1 to Intellectual Property Agreement, dated as of October 27, 2014, between Zebra Technologies Corporation and Motorola Solutions, Inc.
2.7	(22)	Employee Matters Agreement, dated as of April 14, 2014, between Zebra Technologies Corporation and Motorola Solutions, Inc.
3.1(i)	(4)	Restated Certificate of Incorporation of the Company.
3.1(ii)	(19)	Amended and Restated By-laws of Zebra Technologies Corporation, as amended as of January 7, 2013.
4.1	(3)	Specimen stock certificate representing Class A Common Stock.
4.2	(20)	Indenture, dated as of October 15, 2014, between Zebra Technologies Corporation and U.S. Bank National Association, as trustee, relating to the 7.25% Senior Notes due 2022.
4.3	(20)	Registration Rights Agreement, dated as of October 27, 2014, between Zebra Technologies Corporation and Morgan Stanley & Co., as representative of the initial purchasers.
4.4	(21)
Supplemental Indenture, dated as of October 27, 2014, by and among Zebra Technologies Corporation, the guarantors and U.S. Bank National Association, as trustee, relating to the 7.25% Senior Notes due 2022.

10.1	(6)	Employment Agreement between the Company and Hugh Gagnier dated December 12, 2007. +
10.2	(5)	Amendment No. 1 to Employment Agreement between the Company and Hugh Gagnier dated December 30, 2008. +
10.3	(18)	Employment Agreement between the Company and Michael H. Terzich dated November 16, 2007. +
10.4	(14)	Employment Agreement between Michael C. Smiley and the Company dated May 1, 2008. +
10.5	(5)	Form of Amendment No. 1 to Employment Agreement by and between the Company and each executive officer other than Messrs. Gustafsson and Gagnier, each dated December 30, 2008.+
10.6	(8)	Form of Stock Option Agreement under the 2006 Incentive Compensation Plan for awards granted to executive officers on or after April 25, 2007 and prior to December 2, 2008. +
10.7	(12)	Form of indemnification agreement between Zebra Technologies Corporation and each director and executive officer. +
10.8	(15)	Form of Director Stock Option Agreement (1-Year Vesting) under the 2006 Incentive Compensation Plan for awards granted to directors on or after May 22, 2008 and prior to December 2, 2008. +
10.9	(15)	Form of Director Stock Option Agreement (4-Year Vesting) under the 2006 Incentive Compensation Plan for awards granted to directors on or after May 22, 2008 and prior to December 2, 2008. +
10.10	(17)	Form of Director Stock Option Agreement (1-Year Vesting) under the 2006 Incentive Compensation Plan for awards granted to directors on or after December 2, 2008. +
10.11	(17)	Form of Director Stock Option Agreement (4-Year Vesting) under the 2006 Incentive Compensation Plan for awards granted to directors on or after December 2, 2008. +
10.12	(17)	Amendment to outstanding Stock Option Agreements under the 2006 Incentive Compensation Plan, dated December 2, 2008. +
10.13	(17)	Form of Stock Option Agreement under the 2006 Incentive Compensation Plan for awards granted to executive officers on or after December 2, 2008. +
10.16	(16)	Purchase Agreement, dated as of September 30, 2014, between Zebra Technologies Corporation and Morgan Stanley & Co. LLC, as representative of the initial purchasers.
10.17	(10)	2006 Incentive Compensation Plan. +
10.18	(17)	Amendment to the 2006 Incentive Compensation Plan dated December 2, 2008. +
10.19	(27)	2011 Long-Term Incentive Plan (Amended and Restated as of May 15, 2014). +

10.20	(11)	2011 Short-Term Incentive Plan. +
10.21	(26)	2015 Long-Term Incentive Plan. +
10.22	(26)	2015 Short-Term Incentive Plan. +
10.23	(13)	2005 Executive Deferred Compensation Plan, as amended. +
10.24	(9)	Form of Amendment to Employment Agreement between Zebra Technologies Corporation and executive officers. +
10.25	(12)	Amended and Restated Employment Agreement between Zebra Technologies Corporation and Anders Gustafsson dated as of May 6, 2010. +
10.26	(12)	Letter Agreement between Zebra Technologies Corporation and Anders Gustafsson dated as of May 6, 2010. +
10.27	(12)	Form of 2010-2011 time-vested stock appreciation rights agreement for employees other than CEO. +
10.28	(7)	Form of 2012 time-vested stock appreciation rights agreement for employees other than CEO. +
10.29	(28)	Form of 2013-15 time-vested stock appreciation rights agreement for employees other than CEO. +
10.30	(12)	Form of 2010 time-vested stock appreciation rights agreement for CEO. +
10.31	(7)	Form of 2011-12 time-vested stock appreciation rights agreement for CEO. +
10.32	(28)	Form of 2013-15 time-vested stock appreciation rights agreement for CEO. +
10.33	(12)	Form of 2009 time-vested stock appreciation rights agreement for non-employee directors. +
10.34	(12)	Form of 2010 time-vested stock appreciation rights agreement for non-employee directors. +
10.35	(1)	Form of 2011 time-vested stock appreciation rights agreement for non-employee directors. +
10.36	(7)	Form of 2012 stock appreciation rights agreement for non-employee directors. +
10.37	(28)	Form of 2013 time-vested restricted stock agreement for employees other than CEO. +
10.38	(2)	Form of May 2015 time-vested restricted stock agreement for employees other than CEO. +
10.39	(28)	Form of 2013 performance-based restricted stock agreement for employees other than CEO. +
10.40	(2)	Form of May 2014 performance-based restricted stock agreement for employees other than CEO. +
10.41	(24)	Form of November 2014 performance-based restricted stock agreement for employees other than CEO. +
10.42	(25)	Form of 2015 performance-vested equity agreement for employees other than CEO. +
10.43	(28)	Form of 2013-15 time-vested restricted stock agreement for CEO. +
10.44	(28)	Form of 2013 performance-based restricted stock agreement for CEO. +
10.45	(24)	Form of November 2014 performance-based restricted stock agreement for CEO. +
10.46	(26)	Form of 2015 performance-vested equity agreement for CEO. +
10.47	(21)	Credit Agreement, dated October 27, 2014, by and among Zebra, the lenders and issuing banks party thereto, JPMorgan Chase Bank, N.A., and Morgan Stanley Senior Funding, Inc.

10.48	Sublease Agreement dated November 15, 2013 between Hewitt Associates, LLC and Zebra Technologies Corporation. *
21.1	Subsidiaries of the Company.
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a).
32.1	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

(1)	Incorporated by reference from Current Report on Form 8-K dated May 19, 2011.
(2)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended March 29, 2014.
(3)	Incorporated by reference from Registration Statement on Form S-1, File No. 33-41576.
(4)	Incorporated by reference from Current Report on Form 8-K dated August 1, 2012.
(5)	Incorporated by reference from Current Report on Form 8-K dated January 5, 2009.
(6)	Incorporated by reference from Current Report on Form 8-K filed on December 17, 2007.
(7)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.
(8)	Incorporated by reference from Current Report on Form 8-K filed on May 1, 2007.
(9)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended October 2, 2010.
(10)	Incorporated by reference from Current Report on Form 8-K filed on May 15, 2006.
(11)	Incorporated by reference from Proxy Statement dated April 15, 2011 for the 2011 Annual Meeting of Stockholders.
(12)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended April 3, 2010.
(13)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended March 29, 2008.
(14)	Incorporated by reference from Current Report on Form 8-K filed on May 7, 2008.
(15)	Incorporated by reference from Current Report on Form 8-K filed on May 29, 2008.
(16)	Incorporated by reference from Current Report on Form 8-K dated September 30, 2014.
(17)	Incorporated by reference from Current Report on Form 8-K filed on December 8, 2008.
(18)	Incorporated by reference from Form 10-K for fiscal year ended December 31, 2008.
(19)	Incorporated by reference from Current Report on Form 8-K dated January 7, 2013.
(20)	Incorporated by reference from Current Report on Form 8-K dated October 15, 2014.
(21)	Incorporated by reference from Current Report on Form 8-K dated October 24, 2014.
(22)	Incorporated by reference from Current Report on Form 8-K dated April 14, 2014.
(23)	Incorporated by reference from Current Report on Form 8-K dated February 9, 2015.
(24)	Incorporated by reference from Annual Report on Form 10-K for the year ended December 31, 2014.
(25)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.
(26)	Incorporated by reference from Proxy Statement dated April 15, 2015 for the 2015 Annual Meeting of Stockholders.
(27)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended June 28, 2014.
(28)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended March 30, 2013.

+	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.
*	Included with this annual Report on Form 10-K