Form 10-Q
period 2016-04-02
ZEBRA TECHNOLOGIES CORP
filed 2016-05-10
CIK 877212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 3, 2016, there were 52,239,352 shares of Class A Common Stock, $.01 par value, outstanding.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

QUARTER ENDED APRIL 2, 2016

PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements
ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	April 2, 2016	December 31, 2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$194	$192
Accounts receivable, net of allowances for doubtful accounts of $5 and $6	606	674
Inventories, net	386	394
Prepaid expenses and other current assets	95	72
Total Current assets	1,281	1,332
Property and equipment, net	300	298
Goodwill	2,495	2,493
Other intangibles, net	700	757
Long-term deferred income taxes	56	52
Other long-term assets	89	92
Total Assets	$4,921	$5,024
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$316	$289
Accrued liabilities	349	358
Deferred revenue	208	198
Income taxes payable	—	31
Total Current liabilities	873	876
Long-term debt	2,937	3,012
Long-term deferred revenue	118	124
Other long-term liabilities	114	99
Total Liabilities	4,042	4,111
Stockholders’ Equity:
Preferred stock, $.01 par value; authorized 10,000,000 shares; none issued	—	—
Class A common stock, $.01 par value; authorized 150,000,000 shares; issued 72,151,857 shares	1	1
Additional paid-in capital	204	194
Treasury stock at cost, 19,867,914 and 19,990,006 shares at April 2, 2016 and December 31, 2015, respectively	(629)	(631)
Retained earnings	1,369	1,398
Accumulated other comprehensive loss	(66)	(49)
Total Stockholders’ Equity	879	913
Total Liabilities and Stockholders’ Equity	$4,921	$5,024
See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share data)
(Unaudited)

	Three Months Ended
	April 2, 2016	April 4, 2015
Net sales:
Net sales of tangible products	$714	$755
Revenue from services and software	133	138
Total Net sales	847	893
Cost of sales:
Cost of sales of tangible products	373	386
Cost of services and software	84	98
Total Cost of sales	457	484
Gross profit	390	409
Operating expenses:
Selling and marketing	121	122
Research and development	93	96
General and administrative	74	66
Amortization of intangible assets	59	68
Acquisition and integration costs	37	26
Exit and restructuring costs	6	11
Total Operating expenses	390	389
Operating income	—	20
Other expenses:
Foreign exchange gain (loss)	1	(27)
Interest expense and other, net	(50)	(51)
Total Other expenses	(49)	(78)
Loss before income taxes	(49)	(58)
Income tax benefit	(20)	(33)
Net loss	$(29)	$(25)
Basic loss per share	$(0.56)	$(0.50)
Diluted loss per share	$(0.56)	$(0.50)
Basic weighted average shares outstanding	51,299,632	50,666,970
Diluted weighted average and equivalent shares outstanding	51,299,632	50,666,970
See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In millions)
(Unaudited)

	Three Months Ended
	April 2, 2016	April 4, 2015
Net loss	$(29)	$(25)
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on anticipated sales hedging transactions	(15)	2
Unrealized loss on forward interest rate swaps hedging transactions	(7)	(7)
Foreign currency translation adjustment	5	(2)
Comprehensive loss	$(46)	$(32)
See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended
	April 2, 2016	April 4, 2015
Cash flows from operating activities:
Net loss	$(29)	$(25)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	77	80
Amortization of debt issuance cost and discount	5	5
Share-based compensation	9	9
Excess tax benefit from equity-based compensation	—	(2)
Deferred income taxes	3	—
Unrealized gain on forward interest rate swaps	(1)	(2)
All other, net	3	—
Changes in assets and liabilities, net of businesses acquired:
Accounts receivable	68	28
Inventories	9	(25)
Other assets	(1)	(13)
Accounts payable	20	(27)
Accrued liabilities	(28)	10
Deferred revenue	3	29
Income taxes	(50)	(33)
Other operating activities	7	2
Net cash provided by operating activities	95	36
Cash flows from investing activities:
Purchases of property and equipment	(19)	(26)
Acquisition of businesses, net of cash acquired	—	(49)
Proceeds from sale of long-term investments	—	2
Purchases of long-term investments	(1)	—
Purchases of investments and marketable securities	—	(1)
Proceeds from sales of investments and marketable securities	—	25
Net cash used in investing activities	(20)	(49)
Cash flows from financing activities:
Payment of debt	(80)	(50)
Proceeds from exercise of stock options and stock purchase plan purchases	3	8
Excess tax benefit from share-based compensation	—	2
Net cash used in financing activities	(77)	(40)
Effect of exchange rate changes on cash	4	(11)
Net increase (decrease) in cash and cash equivalents	2	(64)
Cash and cash equivalents at beginning of period	192	394
Cash and cash equivalents at end of period	$194	$330
Supplemental disclosures of cash flow information:
Income taxes paid, net	$29	$5
Interest paid	$26	$27
See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 Description of Business and Basis of Presentation

Zebra Technologies Corporation and its subsidiaries ("Zebra" or "Company") is a global leader respected for innovative Enterprise Asset Intelligence (“EAI”) solutions in the automatic information and data capture solutions industry. We design, manufacture, and sell a broad range of products that capture and move data, including: mobile computers; barcode scanners and imagers; radio frequency identification device ("RFID") readers; wireless LAN (“WLAN”) solutions and software; specialty printers for barcode labeling and personal identification; real-time location systems (“RTLS”); related accessories and supplies such as self-adhesive labels and other consumables; and utilities and application software. End-users of our products include those in the retail, transportation and logistics, manufacturing, healthcare, hospitality, warehouse and distribution, energy and utilities, and education industries around the world. Benefits of our solutions include improved efficiency and workflow management, increased productivity and asset utilization, real-time, actionable enterprise information, and better customer experiences.

In October 2014, Zebra acquired the Enterprise business ("Enterprise") from Motorola Solutions, Inc. (“MSI”) for $3.45 billion in cash (the "Acquisition"). Enterprise is an industry leader in mobile computing and advanced data capture technologies and services, which complement Zebra’s barcode printing and RFID products. Its products include rugged and enterprise-grade mobile computers; barcode scanners and imagers; RFID readers; WLAN solutions and software; and services that are associated with these products. Enterprise service revenues include sales arising from maintenance, repair, product support, system installation and integration services, and other services.

Management prepared these unaudited interim consolidated financial statements for Zebra Technologies Corporation and its subsidiaries according to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information and notes. These financial statements do not include all of the information and notes required by United States generally accepted accounting principles (“GAAP”) for complete financial statements, although management believes that the disclosures are adequate to make the information presented not misleading. Therefore, these consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
In the opinion of the Company, these interim financial statements include all adjustments (of a normal, recurring nature) necessary to present fairly its consolidated balance sheet as of April 2, 2016 and the consolidated statements of operations, comprehensive loss and cash flows for the three months ended April 2, 2016 and April 4, 2015. These results, however, are not necessarily indicative of the results expected for the full year. During the first quarter of 2016, the Company identified certain errors in its 2015 annual consolidated financial statements primarily related to the underaccrual of certain estimates, most notably for its sales commission plan, which were partially offset by tax-related items. These errors were corrected in the first quarter of 2016 by recording $10.3 million of additional expenses, primarily within operating expenses, which when combined with tax-related items resulted in a $3.1 million increase to the net loss within the consolidated statement of operations. The Company concluded that these errors were not material to the consolidated financial statements for the year ended December 31, 2015 and is not expected to be material to the consolidated financial statements for the year ending December 31, 2016.
Reclassifications: Prior-period amounts differ from amounts previously reported because certain immaterial amounts in the prior year’s financial statements have been reclassified to conform to the current year’s presentation.
Note 2 Recently Issued Accounting Pronouncements
Recently Adopted
In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-5, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” This update provides guidance to customers about whether a cloud computing arrangement includes a software license or should be accounted for differently. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance does not change generally accepted accounting principles for a customer’s accounting for service contracts. This update is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. The Company has prospectively adopted this new standard on January 1, 2016 and concluded that it does not have a material impact on its consolidated financial statements.
Not Yet Adopted
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” The core principle is that a company should recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In March 2016, the FASB issued ASU 2016-08, "Revenue from Contracts with Customers - Principal versus Agent Considerations (Reporting revenue gross versus net)," which clarifies gross versus net revenue reporting when another party is involved in the transaction. In April 2016, the FASB issued ASU 2016-10, "Identifying Performance Obligations and Licensing," which amends the revenue guidance on identifying performance obligations and accounting for licenses of intellectual property. There are two transition methods available under the new standard, either cumulative effect or retrospective. The standard will be effective for us in the first quarter of 2018. Earlier adoption is permitted only for annual periods after December 15, 2016. Management is still assessing the impact of adoption on its consolidated financial statements.
In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory,” which changes the measurement principle for inventory from the lower of cost or market to the lower of cost or net realizable value for entities that measure inventory using first-in, first-out (FIFO) or average cost. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This ASU is effective for fiscal years beginning after December 15, 2016 and for interim periods therein. Earlier adoption is permitted and the guidance must be applied prospectively after the date of adoption. Management is still assessing the impact of adoption on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting," which provides for simplification of certain aspects of employee share-based payment accounting including income taxes, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The standard will be effective for us in the first quarter of 2017 and will be applied either prospectively, retrospectively or using a modified retrospective transition approach depending on the area covered in this update. Management is still assessing the impact of adoption on its consolidated financial statements.
In January 2016, the FASB issued ASU 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." ASU 2016-01 modifies how entities measure equity investments and present changes in the fair value of financial liabilities. Under the new guidance, entities will have to measure equity investments that do not result in consolidation and are not accounted under the equity method at fair value and recognize any changes in fair value in net income unless the investments qualify for the new practicality exception. A practicality exception will apply to those equity investments that do not have a readily determinable fair value and do not qualify for the practical expedient to estimate fair value under ASC 820, "Fair Value Measurements," and as such these investments may be measured at cost. ASU 2016-01 will be effective for the Company’s fiscal year beginning January 1, 2018 and subsequent interim periods. Early adoption of the amendment in this ASU is not permitted. Amendments should be applied by means of cumulative effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values including disclosure requirements should be applied prospectively to equity investments that exist as of the date of adoption of the ASU. Management is still assessing the impact of adoption on its consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, “Leases (Subtopic 842)." This ASU increases the transparency and comparability of organizations by recognizing lease assets and liabilities on the balance sheet and disclosing key quantitative and qualitative information about leasing arrangements. The recognition, measurement, presentation and cash flows arising from a lease by a lessee have not significantly changed. There are two approaches for amortizing the right-of-use asset. Under the finance lease approach, interest on the lease liability is recognized separately from amortization of the right-of-use asset. Repayments of the principal portion of the lease liability will be classified as financing activities and payments of interest on the lease liability and variable lease payments will be classified as operating activities in the statement of cash flows. Under the operating lease approach, the cost of the lease is calculated on a straight-line basis over the life of the lease term. All cash payments are classified as operating activities in the statement of cash flows. It is effective for public entities for fiscal years and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach, which includes a number of optional practical expedients that entities may elect to apply. Management is currently assessing the impact of adoption on its consolidated financial statements.

Note 3 Fair Value Measurements
Financial assets and liabilities are to be measured using inputs from 3 levels of the fair value hierarchy in accordance with ASC Topic 820, “Fair Value Measurements.” Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into the following 3 broad levels:
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
Financial assets and liabilities carried at fair value as of April 2, 2016, are classified below (in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Investments related to the deferred compensation plan	$9	$—	$—	$9
Total Assets at fair value	$9	$—	$—	$9
Liabilities:
Forward interest rate swap contracts (2)	$—	$35	$—	$35
Derivative contracts- foreign currency (1)	6	17	—	23
Liabilities related to the deferred compensation plan	9	—	—	9
Total Liabilities at fair value	$15	$52	$—	$67
Financial assets and liabilities carried at fair value as of December 31, 2015, are classified below (in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Derivative contracts- foreign currency (1)	$6	$1	$—	$7
Investments related to the deferred compensation plan	9	—	—	9
Total Assets at fair value	$15	$1	$—	$16
Liabilities:
Forward interest rate swap contracts (2)	$—	$26	$—	$26
Liabilities related to the deferred compensation plan	9	—	—	9
Total Liabilities at fair value	$9	$26	$—	$35

(1) The fair value of the derivative contracts is calculated as follows:
a. Fair value of a put option contract associated with forecasted sales hedges is calculated using bid and ask rates for similar contracts.
b. Fair value of regular forward contracts associated with forecasted sales hedges is calculated using the period-end exchange rate adjusted for current forward points.
c. Fair value of hedges against net assets is calculated at the period end exchange rate adjusted for current forward points (Level 2). If the hedge has been traded but not settled at period end, the fair value is calculated at the rate at which the hedge is being settled (Level 1). As a result, transfers from Level 2 to Level 1 of the fair value hierarchy totaled $6 million each as of April 2, 2016 and December 31, 2015.

(2) The fair value of forward interest rate swaps is based upon a valuation model that uses relevant observable market inputs at the quoted intervals, such as forward yield curves, and is adjusted for the Company’s credit risk and the interest rate swap terms. See gross balance reporting in Note 9 Derivative Instruments.
Note 4 Inventories
The components of inventories, net are as follows (in millions):

	April 2, 2016	December 31, 2015
Raw material	$180	$178
Work in process	1	—
Finished goods	272	272
Inventories, gross	453	450
Inventory reserves	(67)	(56)
Inventories, net	$386	$394

Note 5 Goodwill and Other Intangibles
Other intangibles, net having estimated useful lives ranging from 1 to 15 years are as follows (in millions):

	April 2, 2016	December 31, 2015
Other intangibles
Customer relationships	$519	$517
Patent and patent rights	247	247
Unpatented technology	270	270
Trade names	40	40
Current technology	25	25
Accumulated amortization	(401)	(342)
Other intangibles, net	$700	$757
Amortization of intangible assets was $59 million and $68 million for the three months ended April 2, 2016 and April 4, 2015, respectively. Certain intangible assets including goodwill are denominated in foreign currency and, as such, include the effects of foreign currency translation.
As of April 2, 2016, goodwill totaled $2.3 billion for the Enterprise reportable segment and $154 million for the Legacy Zebra reportable segment.

Note 6 Other Long-Term Assets
Other long-term assets consist of the following (in millions):

	April 2, 2016	December 31, 2015
Long-term investments	$32	$31
Other long-term assets	23	25
Long-term notes receivable	14	14
Investments related to the deferred compensation plan	9	9
Long-term trade receivable	9	11
Deposits	2	2
Total	$89	$92

The long-term investments, which are accounted for using the cost method of accounting, are primarily in venture-capital backed technology companies, and the Company’s ownership interest is between 1.9% to 17.4%. Under the cost method of accounting, investments are carried at cost and are adjusted only for other-than-temporary declines in fair value, certain distributions and additional investments.
Note 7 Accrued Liabilities
The components of accrued liabilities are as follows (in millions):

	April 2, 2016	December 31, 2015
Accrued other expenses	$130	$134
Interest payable	54	36
Accrued compensation and related benefits	53	47
Customer reserves	34	38
Accrued derivative contracts- foreign currency	23	—
Accrued incentive compensation	22	62
Accrued warranty	21	22
Restructuring liability	7	9
Accrued taxes	5	10
Total accrued liabilities	$349	$358

Note 8 Costs Associated with Exit and Restructuring Activities
Total exit and restructuring charges specific to the Acquisition of $51 million life to date have been recorded through April 2, 2016: $11 million in the Legacy Zebra segment and $40 million in the Enterprise segment related to organizational design changes and operating efficiencies.
During the first three months of 2016, the Company incurred exit and restructuring costs specific to the Acquisition as follows (in millions):

	Cumulative costs incurred through December 31, 2015	Costs incurred for the three months ended April 2, 2016	Cumulative costs incurred through April 2, 2016
Severance, stay bonuses, and other employee-related expenses	$36	$3	$39
Obligations for future non-cancellable lease payments	9	3	12
Total	$45	$6	$51
Exit and restructuring charges for the three month period ended April 2, 2016 were $2 million and $4 million for the Legacy Zebra and the Enterprise segments, respectively. The Company expects additional charges related to the Acquisition through the end of 2016 ranging from $10 million to $20 million.
A rollforward of the exit and restructuring accruals is as follows (in millions):

	April 2, 2016	April 4, 2015
Balance at beginning of the period	$14	$7
Charged to earnings	6	11
Cash paid	(7)	(10)
Balance at the end of the period	$13	$8

Liabilities related to exit and restructuring activities are included in the following accounts in the Consolidated Balance Sheets (in millions):

	April 2, 2016	December 31, 2015
Accrued liabilities	$7	$9
Other long-term liabilities	6	5
Total liabilities related to exit and restructuring activities	$13	$14
Payments of the related, long-term liabilities will be completed by October 2024.

Note 9 Derivative Instruments
The Company conducts business on a multinational basis in a wide variety of foreign currencies; as such, the Company manages these risks using derivative financial instruments. The exposure to market risk for changes in foreign currency exchange rates arises from cross-border financing activities between subsidiaries and foreign currency denominated monetary assets and liabilities. The objective is to preserve the economic value of non-functional currency denominated cash flows. Therefore, the goal is to hedge transaction exposures with natural offsets to the fullest extent possible, and once these opportunities have been exhausted, through foreign exchange forward and option contracts with third parties.
The Company entered into a credit agreement which provides for a term loan of $2.2 billion (“Term Loan”) and a revolving credit facility of $250.0 million (“Revolving Credit Facility”). See Note 11 Long-Term Debt. As such, the Company has exposure to market risk for changes in interest expense calculated off of variable interest rates on the term facility that was used to fund the Acquisition. The Company entered into forward interest rate swaps to hedge a portion of the interest rate risk associated with the Term Loan.
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
Non-Designated Foreign Currency Derivatives
The Company uses forward contracts to manage exposure related to its British Pound, Canadian Dollar, Czech Koruna, Brazilian Real, Malaysian Ringgit, and Euro denominated net assets. Forward contracts typically mature within three months after execution of the contracts. The Company records monetary gains and losses on these contracts and options in income each quarter along with the transaction gains and losses related to its net asset positions, which would ordinarily offset each other.
Summary financial information related to these activities included in the Company’s consolidated statements of operations as other (expense) income is as follows (in millions):

	Three Months Ended
	April 2, 2016	April 4, 2015
Realized (loss) gain from foreign exchange derivatives	$(5)	$1
Gain (loss) on net foreign currency assets	6	(28)
Foreign exchange gain (loss)	$1	$(27)

	April 2, 2016		December 31, 2015
Notional balance of outstanding contracts (in millions):
British Pound/US dollar		£7		£5
Euro/US dollar		€125		€133
British Pound/Euro		£—		£7
Canadian Dollar/US dollar		$3		$5
Czech Koruna/US dollar	Kč	240	Kč	140
Brazilian Real/US dollar	R$	10	R$	28
Malaysian Ringgit/US dollar	RM	52	RM	13
Net fair value of outstanding contracts		$—		$1
Hedging of Anticipated Sales
The Company manages the exchange rate risk of anticipated Euro denominated sales using put options, forward contracts, collars and participating forwards. The Company designates these contracts as cash flow hedges which mature within twelve months after the execution of the contracts. Gains and losses on these contracts are deferred in other comprehensive income until the contracts are settled and the hedged sales are realized. The deferred gain or loss will then be reported as an increase or decrease to sales. At the end of the fourth quarter of 2015, the Company expanded its hedging activities to manage the exposure from the Enterprise segment related to fluctuations of foreign currency exchange rates. The impact is reflected in the consolidated statements of comprehensive loss.
Summary financial information related to the cash flow hedges within comprehensive (loss) income is as follows (in millions):

	Three Months Ended
	April 2, 2016	April 4, 2015
Change in unrealized (loss) gain on anticipated sales hedging:
Gross	$(19)	$2
Income tax (benefit) expense	(4)	—
Net	$(15)	$2
Summary financial information related to the cash flow hedges of future revenues is as follows (in millions, except percentages):

	April 2, 2016	December 31, 2015
Notional balance of outstanding contracts versus the dollar	€523	€193
Hedge effectiveness	100%	100%

	Three Months Ended
	April 2, 2016	April 4, 2015
Net (loss) gain included in revenue	$(2)	$6
The Company records its foreign exchange contracts at fair value on its consolidated balance sheets as a current asset or liability, depending upon the fair value calculation as detailed in Note 3 Fair Value Measurements. The amounts recorded on the consolidated balance sheets are as follows (in millions):

	April 2, 2016	December 31, 2015
Assets:
Prepaid expenses and other current assets	$—	$7
Total	$—	$7
Liabilities:
Accrued liabilities	$23	$—
Total	$23	$—
Forward Interest Rate Swaps
The forward interest rate swaps hedge the interest rate risk associated with the variable interest payments on the Company’s Term Loan.
In June 2014, the Company entered into a commitment letter for a new variable rate credit facility to fund the Acquisition and also entered into 2 tranches of floating-to-fixed forward interest rate swaps (“Original Swaps”). These Original Swaps were used to economically hedge interest rate risk associated with the variable rate commitment until July 30, 2014, and as such, changes in their fair value were recognized in earnings in other (expense) income. Effective July 30, 2014, the Original Swaps were designated as cash flow hedges of interest rate exposure associated with variability in future cash flows on the variable rate commitment. On October 27, 2014, the variable rate commitment was funded and the Company entered into a Term Loan that accrues interest at a variable rate of LIBOR (subject to a floor of 0.75% per annum) plus a margin of 4.0%. On October 30, 2014, the Company discontinued hedge accounting for the Original Swaps due to the syndication of the Original Swaps to a group of commercial banks (“Syndicated Swaps”), which resulted in their termination. The changes in fair value of the Original Swaps between July 30, 2014 and their termination were included in other comprehensive (loss) income and any ineffectiveness was insignificant. The amounts included in other comprehensive (loss) income will be amortized to earnings in other (expense) income as the interest payments under the Term Loan affect earnings. The Syndicated Swaps were not designated as hedges and the changes in fair value are recognized in earnings in other (expense) income.
On November 20, 2014, the Company entered into additional floating-to-fixed forward starting interest rate swaps (“New Swaps”) and designated these as cash flow hedges of interest rate exposure associated with variability in future cash flows on its Term Loan. To offset the impact to earnings of the changes in fair value of the Syndicated Swaps, the Company also entered into fixed-to-floating forward starting interest rate swaps (“Offsetting Swaps”), which were not designated in a hedging relationship and the changes in the fair value are recognized in earnings in other income (expense). Changes in fair value of the New Swaps that are designated as cash flow hedges and are effective at offsetting variability in the future cash flows on the Company’s Term Loan are recognized in other comprehensive (loss) income. Any ineffectiveness is immediately recognized in earnings.
The balance sheet position of the New Swaps designated in a hedge relationship is as follows (in millions):

	April 2, 2016	December 31, 2015
Accrued liabilities	$1	$1
Other long-term liabilities	$25	$14
Hedge effectiveness	100%	100%

The forward interest rate swaps not designated in a hedging relationship are recorded in a net liability position of $9 million as of April 2, 2016 and $11 million as of December 31, 2015 in the consolidated balance sheets.

The gross fair values and related offsetting counterparty fair values as well as the net fair value amounts at April 2, 2016 were as follows (in millions):

	Gross Fair Value	Counterparty Offsetting	Net Fair Value in the Consolidated Balance Sheets
Counterparty A	$18	$10	$8
Counterparty B	6	3	3
Counterparty C	6	3	3
Counterparty D	12	5	7
Counterparty E	6	2	4
Counterparty F	6	3	3
Counterparty G	7	—	7
Total	$61	$26	$35
The New Swaps, each with a term of 1 year, are designated as cash flow hedges of interest rate exposure associated with variability in future cash flows on the Term Loan. The notional amount of the designated New Swaps effective in each year of the cash flow hedge relationships does not exceed the principal amount of the Term Loan which is hedged.
The New Swaps have the following notional amounts per year (in millions):

April 2, 2016
Year 2016	$1,010
Year 2017	697
Year 2018	544
Year 2019	544
Year 2020	272
Year 2021	272
Notional balance of outstanding contracts	$3,339
The gain recognized on the forward interest rate swaps not designated in a hedge relationship is combined with interest expense and other, net in the consolidated statements of operations is as follows (in millions):

	Three Months Ended
	April 2, 2016	April 4, 2015
Interest income on forward interest rate swaps	$1	$2

The loss recognized in other comprehensive unrealized loss on the forward interest rate swaps designated in a hedging relationship is as follows (in millions):

	Three Months Ended
	April 2, 2016	April 4, 2015
Change in unrealized loss on forward interest rate swap hedging:
Gross	$(10)	$(12)
Income tax benefit	(3)	(5)
Net	$(7)	$(7)

A loss of $1 million was reclassified from accumulated other comprehensive loss into interest expense and other, net on the forward interest rate swaps designated in a hedging relationship during the three month period ended April 2, 2016. There were no significant reclassifications during the three month period ended April 4, 2015.
At April 2, 2016, the Company expects that approximately $14 million in losses on the forward interest rate swaps designated in a hedging relationship that will be reclassified from accumulated other comprehensive loss into earnings during the next 4 quarters.
Note 10 Warranty
In general, the Company provides warranty coverage of 1 year on mobile computers and WLAN products. Advanced data capture products are warrantied from 1 to 5 years, depending on the product. Printers are warrantied for 1 year against defects in material and workmanship. Thermal printheads are warranted for 6 months and batteries are warrantied for 1 year. Battery-based products, such as location tags, are covered by a 90-day warranty. A provision for warranty expense is recorded at the time of sale and is adjusted quarterly based on historical warranty experience.
The following table is a summary of the Company’s accrued warranty obligation (in millions):

	Three Months Ended
	April 2, 2016	April 4, 2015
Balance at the beginning of the period	$22	$25
Warranty expense	7	9
Warranty payments	(8)	(7)
Balance at the end of the period	$21	$27
Note 11 Long-Term Debt
Private Offering
On October 15, 2014, the Company completed a private offering of $1.05 billion aggregate principal of 7.25% Senior Notes due October 15, 2022 (the "Senior Notes"). The Senior Notes yielded an effective interest rate of 7.61% at issuance. The Senior Notes are governed by the terms of the indenture, dated as of October 15, 2014, by and among the Company and U.S. Bank National Association, as Trustee. Interest on the Senior Notes is payable in cash on April 15 and October 15 of each year.
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
Credit Facilities
On October 27, 2014, the Company entered into a credit agreement, which provides for a term loan of $2.2 billion and a revolving credit facility of $250 million. Borrowings under the Term Loan bear interest at a variable rate plus an applicable margin, subject to an all-in floor of 4.75%. As of April 2, 2016, the Term Loan interest rate was 4.75%. Interest payments are payable quarterly. The Company has entered into interest rate swaps to manage interest rate risk on its long-term debt. See Note 9 Derivative Instruments.
The credit agreement requires the Company to prepay the Term Loan and Revolving Credit Facility, under certain circumstances or transactions defined in the credit agreement. Also, the Company may make optional prepayments of the Term Loans, in whole or in part, without premium or penalty. The Company made optional principal prepayments of $80 million during the three months ended April 2, 2016. Unless satisfied by further optional prepayments, the Company is required to make a scheduled principal payment of $1.96 billion due on October 27, 2021.

The Revolving Credit Facility is available for working capital and other general corporate purposes including letters of credit. The amount (including letters of credit) shall not exceed $250 million. As of April 2, 2016, the Company had established letters of credit amounting to $3 million, which reduced funds available for other borrowings under the agreement to $247 million. The Revolving Credit Facility will mature and the related commitments will terminate on October 27, 2019.
Borrowings under the Revolving Credit Facility bear interest at a variable rate plus an applicable margin. As of April 2, 2016, the Revolving Credit Facility interest rate was 3.25% and the outstanding letters of credit fee was 2.50%. Interest payments are payable quarterly. As of April 2, 2016 and December 31, 2015, the Company did not have any borrowings against the Revolving Credit Facility.
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
The following table summarizes the carrying value of the Company’s debt (in millions):

	April 2, 2016	December 31, 2015
Senior Notes	$1,050	$1,050
Term Loan	1,955	2,035
Less: debt issuance costs	(25)	(26)
Less: unamortized discounts	(43)	(47)
Long-term debt	$2,937	$3,012
The estimated fair value of the Company’s long-term debt approximated $3.1 billion at April 2, 2016 and December 31, 2015, respectively. These fair value amounts represent the estimated value at which the Company’s lenders could trade its debt within the financial markets and does not represent the settlement value of these long-term debt liabilities to the Company. The fair value of the long-term debt will continue to vary each period based on fluctuations in market interest rates, as well as changes to the Company’s credit ratings. This methodology resulted in a Level 2 classification in the fair value hierarchy.
Note 12 Contingencies

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

In connection with the acquisition of the Enterprise business from Motorola Solutions, Inc., the Company acquired Symbol Technologies, Inc., a subsidiary of Motorola Solutions (“Symbol”). A putative federal class action lawsuit, Waring v. Symbol

Technologies, Inc., et al., was filed on August 16, 2005 against Symbol Technologies, Inc. and two of its former officers in the United States District Court for the Eastern District of New York by Robert Waring. After the filing of the Waring action, several additional purported class actions were filed against Symbol and the same former officers making substantially similar allegations (collectively, the New Class Actions”). The Waring action and the New Class Actions were consolidated for all purposes and on April 26, 2006, the Court appointed the Iron Workers Local # 580 Pension Fund as lead plaintiff and approved its retention of lead counsel on behalf of the putative class. On August 30, 2006, the lead plaintiff filed a Consolidated Amended Class Action Complaint (the “Amended Complaint”), and named additional former officers and directors of Symbol as defendants. The lead plaintiff alleges that the defendants misrepresented the effectiveness of Symbol’s internal controls and forecasting processes, and that, as a result, all of the defendants violated Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and the individual defendants violated Section 20(a) of the Exchange Act. The lead plaintiff alleges that it was damaged by the decline in the price of Symbol’s stock following certain purported corrective disclosures and seeks unspecified damages. By orders entered on June 25 and August 3, 2015, the court granted lead plaintiff’s motion for class certification, certifying a class of investors that includes those that purchased Symbol common stock between April 29, 2003 and August 1, 2005. The parties have substantially completed fact and expert discovery. However, by order entered on January 8, 2016, the court granted Symbol’s request for certain additional fact and expert discovery; pursuant to a proposed scheduling order filed on January 21, 2016, the parties agreed to complete that discovery by approximately June 17, 2016. There are also certain discovery motions pending that could, if granted, reopen fact discovery. The court has held in abeyance all other deadlines, including the deadline for the filing of dispositive motions, and has not set a date for trial. One of the insurers in our insurance group has denied insurance coverage and is not agreeing to reimburse defense costs incurred by the Company in connection with this matter. The Company establishes an accrued liability for loss contingencies related to legal matters when the loss is both probable and estimable. In addition, for some matters for which a loss is probable or reasonably possible, an estimate of the amount of loss or range of loss is not possible, and we may be unable to estimate the possible loss or range of losses that could potentially result from the application of non-monetary remedies. Currently, the Company is unable to reasonably estimate the amount of reasonably possible losses for this matter.

Note 13 Loss per Share

Loss per share were computed as follows (in millions, except share data):

	Three Months Ended
	April 2, 2016	April 4, 2015
Weighted average shares:
Basic weighted average shares outstanding	51,299,632	50,666,970
Effect of dilutive securities outstanding	—	—
Diluted weighted average and equivalent shares outstanding	51,299,632	50,666,970
Net loss	$(29)	$(25)
Basic per share amounts:
Basic weighted average shares outstanding	51,299,632	50,666,970
Per share amount	$(0.56)	$(0.50)
Diluted per share amounts:
Diluted weighted average shares outstanding	51,299,632	50,666,970
Per share amount	$(0.56)	$(0.50)
Anti-dilutive securities consist primarily of stock appreciation rights (SARs) with an exercise price greater than the average market closing price of the Class A common stock.
Due to a net loss in the first quarter of 2016 and 2015, options, awards and warrants were anti-dilutive and therefore excluded from the earnings per share calculation. These excluded outstanding options, awards and warrants are as follows:

	Three Months Ended
	April 2, 2016	April 4, 2015
Potentially dilutive shares	1,478,983	1,042,982

Note 14 Share-Based Compensation
The Company has share-based compensation and employee stock purchase plans under which shares of the Company’s Class A common stock are available for future grants and sales.
Pre-tax share-based compensation expense recognized in the statements of operations was $9 million for the three-month periods ended April 2, 2016 and April 4, 2015, respectively. Tax related benefits of $3 million were also recognized for the three-month periods ended April 2, 2016 and April 4, 2015, respectively.
The fair value of share-based compensation is estimated on the date of grant using a binomial model. Volatility is based on an average of the implied volatility in the open market and the annualized volatility of the Company’s stock price over its entire stock history. Stock option grants in the table below include both stock options, all of which were non-qualified, and stock appreciation rights (SARs) that will be settled in the Class A common stock or cash. Restricted stock grants are valued at the market closing price on the grant date.
The following table shows the weighted-average assumptions used for grants of SARs as well as the fair value based on those assumptions:

	Three Months Ended
	April 2, 2016	April 4, 2015
Expected dividend yield	0%	0%
Forfeiture rate	10.24%	10.32%
Volatility	33.98%	34.92%
Risk free interest rate	1.53%	1.73%
Range of interest rates	0.02% - 2.14%	0.02% - 2.61%
Expected weighted-average life	5.32 years	5.36 years
Fair value of SARs granted (in millions)	$—	$—
Weighted-average grant date fair value of SARs granted (per underlying share)	$—	$—
SAR activity was as follows:

	April 2, 2016
SARs	Shares	Weighted- Average Exercise Price
Outstanding at beginning of period	1,397,611	$56.78
Granted	—	—
Exercised	(10,800)	37.03
Forfeited	(19,497)	75.20
Expired	—	—
Outstanding at end of period	1,367,314	56.66
Exercisable at end of period	728,463	36.01
Intrinsic value of exercised SARs (in millions)	$—
The following table summarizes information about SARs outstanding at April 2, 2016:

	April 2, 2016
	Outstanding	Exercisable
Aggregate intrinsic value (in millions)	$24	$20
Weighted-average remaining contractual term	6.5 years	5.1 years

Stock option activity was as follows:

	April 2, 2016
Options	Shares	Weighted- Average Exercise Price
Outstanding at beginning of period	204,434	$36.66
Granted	—	—
Exercised	(7,590)	42.68
Forfeited	—	—
Expired	(2,490)	43.35
Outstanding at end of period	194,354	36.34
Exercisable at end of period	194,354	36.34
Intrinsic value of exercised options (in millions)	$—
Restricted stock award activity was as follows:

	April 2, 2016
Restricted Stock Awards	Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of period	566,447	$77.68
Granted	—	—
Released	(12,592)	58.37
Forfeited	(7,586)	85.80
Outstanding at end of period	546,269	77.93
Performance share award activity was as follows:

	April 2, 2016
Performance Share Awards	Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of period	332,630	$73.40
Grant adjustment	(2,531)	73.07
Released	—	—
Forfeited	(2,719)	73.07
Outstanding at end of period	327,380	73.22
There was no restricted stock unit and performance stock unit grants for the quarter.
As of April 2, 2016, total unearned compensation costs related to the Company’s share-based compensation plans was $37 million which will be amortized over the weighted average remaining service period of 2.2 years.
The fair value of the purchase rights issued to employees under the stock purchase plan is estimated using the following weighted-average assumptions for purchase rights granted. An expected life of 3 months was used to calculate the fair value.

	Three Months Ended
	April 2, 2016	April 4, 2015
Fair market value	$69.65	$77.41
Option price	$66.17	$73.54
Expected dividend yield	—%	—%
Expected volatility	59%	23%
Risk free interest rate	0.21%	0.04%

Note 15 Income Taxes
The Company recognized a tax benefit of $20 million and $33 million for the three months ended April 2, 2016 and April 4, 2015, respectively. The Company’s effective tax rates were 41.2% and 56.5% as of April 2, 2016 and April 4, 2015, respectively. The Company’s effective tax rate differed from the federal statutory rate of 35% primarily due to foreign sourced income mix and non-taxable interest income. The change in the effective tax rates is due to restructuring of legal entities that led to a change in the foreign income mix year over year, new U.S. income inclusions, and unbenefited losses in foreign jurisdictions.

Note 16 Other Comprehensive Loss
Stockholders’ equity includes certain items classified as other comprehensive loss, including:

•
Unrealized (loss) gain on anticipated sales hedging transactions relate to derivative instruments used to hedge the exposure related to currency exchange rates for forecasted Euro sales. These hedges are designated as cash flow hedges, and the Company defers income statement recognition of gains and losses until the hedged transaction occurs. See Note 9 Derivative Instruments.

•
Unrealized (loss) gain on forward interest rate swaps hedging transactions refer to the hedging of the interest rate risk exposure associated with the variable rate commitment entered into for the Acquisition. See Note 9 Derivative Instruments for more details.

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

The components of accumulated other comprehensive loss ("AOCI") for the 3 months ended April 2, 2016 and April 4, 2015 are as follows (in millions):

	Unrealized (losses) gain on sales hedging	Unrealized (losses)/ gains on forward interest rate swaps (1)	Currency translation adjustments	Total
Balance at December 31, 2014	$5	$(8)	$(6)	$(9)
Other comprehensive (loss) income before reclassifications	9	(12)	(2)	(5)
Amounts reclassified from AOCI	(6)	—		(6)
Tax (expense) benefit	(1)	5		4
Other comprehensive income (loss)	2	(7)	(2)	(7)
Balance at April 4, 2015	$7	$(15)	$(8)	$(16)

Balance at December 31, 2015	$(1)	$(15)	$(33)	$(49)
Other comprehensive (loss) income before reclassifications	(20)	(9)	5	(24)
Amounts reclassified from AOCI	1	(1)	—	—
Tax benefit (expense)	4	3	—	7
Other comprehensive (loss) income	(15)	(7)	5	(17)
Balance at April 2, 2016	$(16)	$(22)	$(28)	$(66)

(1) See Note 9 Derivatives Instruments regarding timing of reclassifications.

Reclassification out of AOCI to earnings during the 3 months ended April 2, 2016 and April 4, 2015 were as follows (in millions):

		April 2, 2016	April 4, 2015
Comprehensive Income Components	Financial Statement Line Item
Unrealized loss (gain) on sales hedging:
Total before tax	Net sales of tangible products	$1	$(6)
Tax (benefit) expense		—	1
Net of taxes		1	(5)
Unrealized loss (gain) on forward interest rate swaps:
Total before tax	Interest expense (income)	(1)	—
Tax expense (benefit)		—	—
Net of taxes		(1)	—
Total amounts reclassified from AOCI		$—	$(5)

Note 17 Segment Information
The Company has 2 reportable segments: Legacy Zebra and Enterprise. The operating segments have been identified based on the financial data utilized by the Company's Chief Executive Officer (the chief operating decision maker) to assess segment performance and allocate resources among the Company's segments. The chief operating decision maker uses adjusted operating income to assess segment profitability. Adjusted operating income excludes purchase accounting adjustments, amortization, acquisition, integration and exit and restructuring costs. Segment assets are not reviewed by the Company's chief operating decision maker and therefore are not disclosed below.
Financial information by segment is presented as follows (in millions):

	Three Months Ended
	April 2, 2016	April 4, 2015
Net sales:
Legacy Zebra	$313	$332
Enterprise	537	567
Total segment	850	899
Corporate, eliminations (1)	(3)	(6)
Total	$847	$893
Operating income:
Legacy Zebra	$69	$77
Enterprise	36	54
Total segment	105	131
Corporate, eliminations (2)	(105)	(111)
Total	$—	$20

(1)	Amounts included in Corporate, eliminations consist of purchase accounting adjustments related to the Acquisition.

(2)
Amounts included in Corporate, eliminations consist of purchase accounting adjustments not reported in segments; amortization expense, acquisition and integration expenses and exit and restructuring costs.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Zebra is a global leader respected for innovative Enterprise Asset Intelligence (“EAI”) solutions in the automatic information and data capture solutions industry. We design, manufacture, and sell a broad range of products that capture and move data, including: mobile computers; barcode scanners and imagers; radio frequency identification devices ("RFID") readers; wireless LAN (“WLAN”) solutions and software; specialty printers for barcode labeling and personal identification; real-time location systems (“RTLS”); related accessories and supplies such as self-adhesive labels and other consumables; and utilities and application software. End-users of our products include those in the retail, transportation and logistics, manufacturing, healthcare, hospitality, warehouse and distribution, energy and utilities, and education industries around the world. Benefits of our solutions include improved efficiency and workflow management, increased productivity and asset utilization, real-time, actionable enterprise information, and better customer experiences. We provide our products and services globally through a direct sales force and extensive network of partners.

In October 2014, Zebra acquired the Enterprise business from Motorola Solutions, Inc. (“MSI”) for $3.45 billion in cash. Enterprise is an industry leader in mobile computing and advanced data capture technologies and services, which complement Zebra’s barcode printing and RFID products. Its products include rugged and enterprise-grade mobile computers; barcode scanners and imagers; RFID readers; WLAN solutions and software; and services that are associated with these products. Enterprise service revenues include sales arising from maintenance, repair, product support, system installation and integration services, and other services.

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

Segments
The Company’s operations consist of 2 reportable segments: Legacy Zebra and Enterprise.

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

Geographic Information. For the three months ended April 2, 2016, the Company recorded $847 million of net sales in its consolidated statements of operations, of which approximately 48.9% were attributable to North America; approximately 32.3% were attributable to Europe, Middle East, and Africa ("EMEA"); and other foreign locations accounted for the remaining 18.8%.

Results of Operations: Three months ended April 2, 2016 versus three months ended April 4, 2015

Consolidated Results of Operations (in millions, except percentages):

	Three Months Ended
	April 2, 2016	April 4, 2015	$ Change	% Change
Net sales	$847	$893	$(46)	(5.2)%
Gross profit	390	409	(19)	(4.6)%
Operating expenses	390	389	1	0.3%
Operating income	$—	$20	$(20)	(100.0)%
Gross margin	46.0%	45.8%

Net sales by product category were as follows (in millions, except percentages):

	Three Months Ended
	April 2, 2016	April 4, 2015	$ Change	% Change
Hardware	$644	$688	$(44)	(6.4)%
Supplies	70	67	3	4.5%
Service and software	133	138	(5)	(3.6)%
Total Net sales	$847	$893	$(46)	(5.2)%

 Net sales to customers by geographic region were as follows (in millions, except percentages):

	Three Months Ended
	April 2, 2016	April 4, 2015	$ Change	% Change
Geographic Region
Europe, Middle East and Africa	$274	$291	$(17)	(5.8)%
Latin America	45	53	(8)	(15.1)%
Asia-Pacific	114	106	8	7.5%
Total International	433	450	(17)	(3.8)%
North America	414	443	(29)	(6.5)%
Total Net sales	$847	$893	$(46)	(5.2)%

Operating expenses are summarized below (in millions, except percentages):

	Three months ended
	April 2, 2016	April 4, 2015	$ Change	% Change
Selling and marketing	$121	$122	$(1)	(0.8)%
Research and development	93	96	(3)	(3.1)%
General and administrative	74	66	8	12.1%
Amortization of intangible assets	59	68	(9)	(13.2)%
Acquisition and integration costs	37	26	11	42.3%
Exit and restructuring costs	6	11	(5)	(45.5)%
Total Operating expenses	$390	$389	$1	0.3%

The Company’s non-operating income and expense items are summarized in the following table (in millions, except percentages):

	Three months ended
	April 2, 2016	April 4, 2015	$ Change	% Change
Foreign exchange gain (loss)	$1	$(27)	$28	(103.7)%
Interest expense and other, net	(50)	(51)	1	(2.0)%
Total other expenses	$(49)	$(78)	$29	(37.2)%
Income Taxes (in millions, except percentages):

	Three months ended
	April 2, 2016	April 4, 2015	$ Change	% Change
Income tax (benefit) expense	$(20)	$(33)	$13	(39.4)%
Effective tax rate	41.2%	56.5%

First quarter 2016 compared to first quarter 2015

The decline in sales as compared to the prior year quarter was primarily a result of lower hardware sales in the North America, EMEA and Latin America regions, offset partially by higher hardware sales in Asia-Pacific. The decline in hardware sales was primarily due to lower sales volume of data capture and barcode printer products and location solutions. Sales in Latin America continue to be adversely impacted by a weak macro-economic environment. On a constant currency basis, net sales declined approximately 3% as compared to the prior year quarter driven by increases of approximately 1% and 10% in EMEA and Asia-Pacific, respectively, being more than offset by declines in Latin America and North America.

Gross margin was 46.0% in the first quarter of 2016 compared to 45.8% a year ago. This reflects an increase in the Legacy Zebra segment gross margin, due largely to improvements in direct costs of sales of supplies, and lower services cost, partially offset by a decline in the Enterprise segment gross margin, due primarily to changes in product mix, and the unfavorable impact of foreign currency changes.

Operating expenses for the quarter ended April 2, 2016 were $390 million, or 46.0% of net sales, compared to $389 million, or 43.6% of net sales, in the prior year. Acquisition and integration costs increased as compared to the prior year quarter resulting from the on-going implementation of the Company’s IT transition which includes sunsetting the transition services agreement with Motorola Solutions. The increase in general and administrative costs is primarily due to higher depreciation expense related to the Company’s investment in its IT infrastructure and higher legal costs. Amortization of intangibles declined due to the final adjustments made to the fair value of intangibles related to the Acquisition made in 2014. Selling and marketing expenses were lower in the current quarter as compared to the prior year due to the effects of staff reductions implemented in 2015 partially offset by incremental expense related to the 2015 sales commission plan being recorded in the first quarter 2016. In addition, operating expenses in the current year quarter reflected a lower provision for the Company's annual short-term incentive plan associated with the first quarter financial performance.

Operating income for the quarter ended April 2, 2016 decreased $20 million as compared to the prior year, driven by the drop in profit mainly due to the sales decline.

Since the end of the first quarter of 2015, the Company has expanded its balance sheet hedging program to incorporate non-US dollar assets and liabilities associated with the Enterprise segment. This is expected to result in less volatility in the Company’s operating results due to changes in foreign currency.

The change in the Company’s effective tax rates is due to restructuring of legal entities that led to a change in the foreign income mix year over year, new U.S. income inclusions, and unbenefited losses in foreign jurisdictions.

Results of Operations by Segment
The following commentary should be read in conjunction with the financial results of each operating business segment as detailed in Note 17 Segment Information in the Notes to the Consolidated Financial Statements. The segment results exclude purchase accounting adjustments, amortization, acquisition and integration costs, and exit and restructuring costs.
Legacy Zebra
(in millions as adjusted as described above, except percentages):

	Three Months Ended
	April 2, 2016	April 4, 2015	$ Change	% Change
Net sales	$313	$332	$(19)	(5.7)%
Gross profit	164	171	(7)	(4.1)%
Operating expenses	95	94	1	1.1%
Operating income	$69	$77	$(8)	(10.4)%
Gross margin	52.4%	51.5%

The net sales decline compared to the prior year quarter on a constant currency basis was approximately 3%. This reflects a decline in net sales for the North America and Latin America regions offset partially by higher net sales in EMEA and Asia-Pacific. The overall sales decline was primarily due to lower sales volume of tabletop and desktop printers and location solutions. This was offset partially by a higher volume of sales of mobile printers, supplies, and services. Regionally, the decrease in net sales in North America was primarily due to lower volume of sales related to location solutions. Lower net sales in Latin America reflected lower volumes of tabletop and desktop printers.
The increase in gross margin was due primarily to the favorable impact of manufacturing cost improvements in supplies, lower services costs and lower hardware overhead costs offset partially by the unfavorable impact of foreign currency changes.
Operating income for the quarter ended April 2, 2016, decreased 10.4% primarily as a result of lower sales.
Enterprise

(in millions as adjusted as described above, except percentages):

	Three Months Ended
	April 2, 2016	April 4, 2015	$ Change	% Change
Net sales	$537	$567	$(30)	(5.3)%
Gross profit	229	244	(15)	(6.1)%
Operating expenses	193	190	3	1.6%
Operating income	$36	$54	$(18)	(33.3)%
Gross margin	42.6%	43.0%

The net sales decline compared to the prior year quarter on a constant currency basis was approximately 4%. This reflects a decline in net sales in the North America and Latin America regions offset partially by higher net sales in EMEA and Asia-Pacific. The overall sales decline was primarily driven by lower sales volume of data capture products, the majority of which is attributable to a large customer order fulfilled in the first quarter 2015 which did not recur in 2016 and the unfavorable impact of foreign currency changes. Regionally, the decrease in net sales in North America was primarily due to lower volume of sales of data capture products offset partially by higher mobile computing sales. Lower net sales in Latin America reflected lower volumes of sales of mobile computing products.
The decline in gross margin was due primarily to changes in product mix, including the impact of lower sales of data capture products and the unfavorable impact of foreign currency changes, offset partially by increased margin on services sales.
Operating income for the quarter ended April 2, 2016, decreased 33.3% primarily as a result of lower sales.

Liquidity and Capital Resources
As of April 2, 2016, the Company had cash of $194 million and long-term debt totaling $2.9 billion and did not have any borrowings against its revolving credit facility with $247 million available ($250 million less $3 million of letters of credit). See Note 11 Long-Term Debt in the Notes to the Consolidated Financial Statements for further details. The primary factors that influence liquidity include, but are not limited to, the amount and timing of revenues, cash collections from customers and capital expenditures. The Company believes that existing capital resources and funds generated from operations are sufficient to meet anticipated capital requirements and to service its indebtedness. The following table summarizes the Company’s cash flow activities for the periods indicated (in millions except for percentages):

	Three Months Ended
	April 2, 2016	April 4, 2015	$ Change	% Change
Operating activities	$95	$36	$59	163.9%
Investing activities	(20)	(49)	29	(59.2)%
Financing activities	(77)	(40)	(37)	92.5%
Effect of exchange rates on cash	4	(11)	15	(136.4)%
Net increase/ (decrease) in cash	$2	$(64)	$66	(103.1)%
The change in the Company’s cash and cash equivalents balance as of April 2, 2016 is reflective of the following:

The increase in cash flows from operations consisted of an increase in cash inflows related to accounts receivable, inventory and accounts payable of $121 million due to lower sales, working capital requirements and a change in payment terms with some of the Company's suppliers. Offsetting the increase was a $62 million increase in cash outflows primarily a result of reduced accrued liabilities related to employee compensation and customer reserves, and higher levels of estimated income tax payments made in 2016.

Net cash used in investing activities during 2016 included capital expenditures of $19 million in 2016 compared to $26 million in 2015. The $7 million variance year over year is primarily due to investments in IT infrastructure, software applications and tooling equipment in 2016 versus the investments made in the Company's corporate office in 2015. Net cash used for investing activities during the first quarter of 2015 also included $49 million paid to MSI, offset in part by proceeds from sales of marketable securities and investments of $25 million and $2 million, respectively.

Net cash used in financing activities during 2016 consisted primarily of principal repayments of $80 million under the Term Loan compared to $50 million during the first quarter of 2015. These were offset by proceeds from the exercise of stock options and stock purchase plan purchases and excess tax benefits from share-based compensation of $3 million during 2016 compared to $10 million during the first quarter of 2015.

Effect of exchange rates on cash
Certain assets and liabilities on the consolidated balance sheet are denominated in foreign currency and, as such, include the effects of foreign currency translation.
The following table shows the Company’s level of indebtedness and other information as of April 2, 2016 (in millions):

Senior Notes	$1,050
Term Loan	1,955
Less Debt Issuance Costs	(25)
Less Unamortized Discounts	(43)
Total Indebtedness	$2,937
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

Credit Facilities
On October 27, 2014, the Company entered into a new credit agreement which provides for a term loan of $2.2 billion (“Term Loan”) and a revolving credit facility of $250.0 million (“Revolving Credit Facility”). Borrowings under the Term Loan bear interest at a variable rate plus an applicable margin, subject to an all-in floor of 4.75%. As of April 2, 2016, the Term Loan interest rate was 4.75%. Interest payments are payable quarterly. The Company has entered into interest rate swaps to manage interest rate risk on its long-term debt. See Note 9 Derivative Instruments.
The credit agreement requires the Company to prepay the Term Loan and Revolving Credit Facility, under certain circumstances or transactions defined in the credit agreement. Also, the Company may make optional prepayments of the Term Loan, in whole or in part, without premium or penalty. The Company made such optional principal prepayments of $80 million in 2016. Unless satisfied by further optional prepayments, the Company is required to make a final scheduled principal payment of $1.96 billion due on October 27, 2021.
Borrowings under the Revolving Credit Facility bear interest at a variable rate plus an applicable margin. As of April 2, 2016, the Revolving Credit Facility interest rate was 3.25%. Interest payments are payable quarterly. As of April 2, 2016 and December 31, 2015, the Company did not have any borrowings against the Revolving Credit Facility.
The Revolving Credit Facility contains various restrictive and affirmative covenants and is collateralized by a security interest in substantially all of the Company’s assets as defined in the security agreement and guaranteed by its direct and indirect wholly-owned existing and future domestic restricted subsidiaries, subject to certain exceptions. The Company is in compliance with the covenants as of April 2, 2016.
Certain domestic subsidiaries of the Company (the “Guarantor Subsidiaries”) guarantee the Senior Notes, the Term Loan and the Revolving Credit Facility on a senior basis. For the 3 months ended April 2, 2016, the non-Guarantor Subsidiaries would have (a) accounted for approximately 44% of the Company’s total revenue and (b) held approximately 25% or $1.3 billion of its total assets and approximately 12%, or $476 million of its total liabilities including trade payables but excluding intercompany liabilities.
The Company had $143 million as of April 2, 2016, and $220 million as of April 4, 2015 of foreign cash and investments.

Significant Customers
The net sales to significant customers as a percentage of total net sales were as follows:

	Three months ended April 2, 2016			Three months ended April 4, 2015
	Zebra	Enterprise	Total	Zebra	Enterprise	Total
Customer A	5.9%	11.8%	17.7%	5.9%	11.0%	16.9%
Customer B	5.6%	5.6%	11.2%	4.9%	3.8%	8.7%
Customer C	4.3%	5.5%	9.8%	4.5%	5.2%	9.7%
No other customer accounted for 10% or more of total net sales during these periods. The customers disclosed above are distributors (i.e. not end users) of the Company’s products.
There are three customers at April 2, 2016 that each accounted for more than 10% of outstanding accounts receivable. The largest customers accounted for 24.3%, 13.5%, and 11.9% of outstanding accounts receivable.

Safe Harbor

Forward-looking statements contained in this filing are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995 and are highly dependent upon a variety of important factors, which could cause actual results to differ materially from those expressed or implied in such forward-looking statements. When used in this document and documents referenced, the words “anticipate,” “believe,” “intend,” “estimate,” “will” and “expect” and similar expressions as they relate to Zebra or its management are intended to identify such forward-looking statements, but are not the exclusive means of identifying these statements. The forward-looking statements include, but are not limited to, Zebra’s financial outlook for the full year of 2016. These forward-looking statements are based on current expectations, forecasts and assumptions and are subject to the risks and uncertainties inherent in Zebra’s industry, market conditions, general domestic and international economic conditions, and other factors. These factors include:

•	Market acceptance of Zebra’s products and solution offerings and competitors’ offerings and the potential effects of technological changes,

•	The effect of global market conditions, including North America, Latin America, Asia-Pacific, Europe, Middle East, and Africa regions in which we do business,

•	Our ability to control manufacturing and operating costs,

•
Risks related to the manufacturing of Zebra’s products and conducting business operations in countries outside the U.S., including the risk of depending on key suppliers who are also in countries outside the U.S.,

•	Zebra’s ability to purchase sufficient materials, parts and components to meet customer demand, particularly in light of global economic conditions,

•	The availability of credit and the volatility of capital markets, which may affect our suppliers, customers and ourselves,

•	Success of integrating acquisitions, including the Enterprise business we acquired in October 2014 from Motorola Solutions, Inc.,

•	Interest rate and financial market conditions,

•	Access to cash and cash equivalents held outside the United States,

•	The effect of natural disasters on our business,

•	The impact of changes in foreign and domestic governmental policies, laws or regulations,

•	The impact of foreign exchange rates due to the large percentage of our sales and operations being in countries outside the U.S.,

•	The outcome of litigation in which Zebra may be involved, particularly litigation or claims related to infringement of third-party intellectual property rights, and

•	The outcome of any future tax matters or tax law changes.

We encourage readers of this report to review Item 1A, “Risk Factors,” in the Annual Report on Form 10-K for the year ended December 31, 2015, for further discussion of issues that could affect Zebra’s future results. Zebra undertakes no obligation, other than as may be required by law, to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances, or any other reason after the date of this report.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in the Company’s market risk during the quarter ended April 2, 2016. For additional information on market risk, refer to the “Quantitative and Qualitative Disclosures About Market Risk” section of the Form 10-K for the year ended December 31, 2015.
In the normal course of business, portions of the Company’s operations are subject to fluctuations in currency values. The Company manages these risks using derivative financial instruments. See Note 9 Derivative Instruments to the Consolidated Financial Statements included in this report for further discussion of derivative instruments.

Item 4.	Controls and Procedures

Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal controls over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management assessed the effectiveness of our internal controls over financial reporting as of April 2, 2016. Based on this assessment, our management believes that, as of April 2, 2016, our internal controls over financial reporting were not effective, due to the identification of a material weakness.
A material weakness is a deficiency, or combination of deficiencies, in the internal controls over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.
During 2015, the Company identified a material weakness related to the process to prepare and review its quarterly and annual income tax provision. The material weakness relates to deficiencies in the design and operation of controls in response to the increased complexity in the legal entity structure of the business following the Enterprise acquisition. These deficiencies impacted our ability to accurately forecast pretax income and deferred taxes, by legal entity, in a timely manner.
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
See Note 12 Contingencies to the Consolidated Financial Statements included in this report.

Item 1A.	Risk Factors
There have been no material changes to the risk factors included in the Company’s Annual Report for the year ended December 31, 2015. In addition to the other information included in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2015 and the factors identified under "Safe Harbor" at the end of Item 2 of Part I of the Quarterly Report on Form 10-Q, which could materially affect our business, financial condition, cash flows or results of operations. The risks described in the Annual Report are not the only risks facing the company. Additional risks and uncertainties not currently known to the Company or that the Company currently considers immaterial also may materially adversely affect its business, financial condition, and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Treasury Shares
The Company did not purchase shares of its Class A Common Stock during the first quarter of 2016.
In November 2011, the Company’s Board authorized the purchase of up to an additional 3,000,000 shares under the purchase plan program and the maximum number of shares that may yet be purchased under the program is 665,475. The November 2011 authorization does not have an expiration date.
During the first quarter of 2016, the Company acquired 3,931 shares of its Class A Common Stock through the withholding of shares necessary to satisfy tax withholding obligations upon the vesting of restricted stock awards. These shares were acquired at an average price of $63.21 per share.

Item 6.	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial information from Zebra Technologies Corporation Quarterly Report on Form 10-Q, for the quarter ended April 2, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the consolidated balance sheets; (ii) the consolidated statements of operations; (iii) the consolidated statements of comprehensive (loss) income; (iv) the consolidated statements of cash flows; and (v) notes to consolidated financial statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZEBRA TECHNOLOGIES CORPORATION

Date: May 10, 2016	By:	/s/ Anders Gustafsson
Anders Gustafsson
Chief Executive Officer

Date: May 10, 2016	By:	/s/ Michael C. Smiley
Michael C. Smiley
Chief Financial Officer