Form 10-Q/A
period 2016-04-02
ZEBRA TECHNOLOGIES CORP
filed 2016-05-25
CIK 877212

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
QUARTER ENDED APRIL 2, 2016
INDEX

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (“Form 10-Q/A”) amends the Quarterly Report on Form 10-Q of Zebra Technologies Corporation (the “Company”) for the quarter ended April 2, 2016, as originally filed with the Securities and Exchange Commission (the “SEC”) on May 10, 2016 (the “Original Filing”).  As a result of a typographical and clerical error, the Section 1350 Certifications attached as Exhibit 32 to the Original Filing included an incorrect date. This Form 10-Q/A is being filed solely to include corrected Section 1350 Certifications.

For convenience of the reader, this Form 10-Q/A includes the Original Filing in its entirety as amended by this Amendment. Except for the revision specified in this Explanatory Note, this Amendment does not amend or otherwise update any other information in the Original Filing. Except for the foregoing, this Form 10-Q/A does not amend the Original Filing in any way and does not modify or update any disclosures contained in the Original Filing, which continues to speak as of the original date of the Original Filing (including, but not limited to, any forward-looking statements made in the Original Filing, which have not been revised to reflect events that occurred or facts that became known after the Original Filing, and such forward-looking statements should be read in their historical context).  Accordingly, this Form 10-Q/A should be read in conjunction with the Original Filing and the Company’s other filings made with the SEC subsequent to the Original Filing.

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

ZEBRA TECHNOLOGIES CORPORATION

Date: May 25, 2016	By:	/s/ Anders Gustafsson
Anders Gustafsson
Chief Executive Officer

Date: May 25, 2016	By:	/s/ Michael C. Smiley
Michael C. Smiley
Chief Financial Officer