Form 10-Q
period 2016-07-02
ZEBRA TECHNOLOGIES CORP
filed 2016-08-09
CIK 877212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 3, 2016, there were 52,766,891 shares of Class A Common Stock, $.01 par value, outstanding.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
QUARTER ENDED JULY 2, 2016

PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements
ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	July 2, 2016	December 31, 2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$141	$192
Accounts receivable, net of allowances for doubtful accounts of $6	631	674
Inventories, net	362	394
Prepaid expenses and other current assets	88	72
Total Current assets	1,222	1,332
Property and equipment, net	301	298
Goodwill	2,496	2,493
Other intangibles, net	640	757
Long-term deferred income taxes	54	52
Other long-term assets	78	92
Total Assets	$4,791	$5,024
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$347	$289
Accrued liabilities	303	358
Deferred revenue	209	198
Income taxes payable	—	31
Total Current liabilities	859	876
Long-term debt	2,873	3,012
Long-term deferred revenue	118	124
Other long-term liabilities	110	99
Total Liabilities	3,960	4,111
Stockholders’ Equity:
Preferred stock, $.01 par value; authorized 10,000,000 shares; none issued	—	—
Class A common stock, $.01 par value; authorized 150,000,000 shares; issued 72,151,857 shares	1	1
Additional paid-in capital	189	194
Treasury stock at cost, 19,375,649 and 19,990,006 shares at July 2, 2016 and December 31, 2015, respectively	(615)	(631)
Retained earnings	1,320	1,398
Accumulated other comprehensive loss	(64)	(49)
Total Stockholders’ Equity	831	913
Total Liabilities and Stockholders’ Equity	$4,791	$5,024
See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Net sales:
Net sales of tangible products	$753	$762	$1,467	$1,517
Revenue from services and software	126	128	259	266
Total Net sales	879	890	1,726	1,783
Cost of sales:
Cost of sales of tangible products	387	407	760	793
Cost of services and software	86	90	170	188
Total Cost of sales	473	497	930	981
Gross profit	406	393	796	802
Operating expenses:
Selling and marketing	112	125	233	247
Research and development	95	100	188	196
General and administrative	78	70	152	136
Amortization of intangible assets	60	63	119	131
Acquisition and integration costs	34	31	71	57
Exit and restructuring costs	5	18	11	29
Total Operating expenses	384	407	774	796
Operating income (loss)	22	(14)	22	6
Other (expenses) income:
Foreign exchange (loss) gain	(5)	11	(4)	(16)
Interest expense and other, net	(51)	(50)	(101)	(101)
Total Other expenses	(56)	(39)	(105)	(117)
Loss before income taxes	(34)	(53)	(83)	(111)
Income tax expense (benefit)	15	24	(5)	(9)
Net loss	$(49)	$(77)	$(78)	$(102)
Basic loss per share	$(0.95)	$(1.50)	$(1.51)	$(2.00)
Diluted loss per share	$(0.95)	$(1.50)	$(1.51)	$(2.00)
Basic weighted average shares outstanding	51,533,236	50,917,161	51,405,373	50,798,238
Diluted weighted average and equivalent shares outstanding	51,533,236	50,917,161	51,405,373	50,798,238
See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Net loss	$(49)	$(77)	$(78)	$(102)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on anticipated sales hedging transactions	11	(5)	(4)	(3)
Unrealized (loss) gain on forward interest rate swaps hedging transactions	(3)	3	(10)	(4)
Foreign currency translation adjustment	(6)	(8)	(1)	(10)
Comprehensive loss	$(47)	$(87)	$(93)	$(119)
See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	July 2, 2016	July 4, 2015
Cash flows from operating activities:
Net loss	$(78)	$(102)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	154	162
Amortization of debt issuance cost and discount	11	10
Share-based compensation	12	18
Excess tax benefit from equity-based compensation	(2)	(11)
Deferred income taxes	3	(25)
Unrealized gain on forward interest rate swaps	(2)	—
All other, net	4	1
Changes in assets and liabilities, net of businesses acquired:
Accounts receivable	46	48
Inventories	32	(23)
Other assets	20	(17)
Accounts payable	51	(43)
Accrued liabilities	(66)	1
Deferred revenue	4	16
Income taxes	(61)	(18)
Other operating activities	(6)	3
Net cash provided by operating activities	122	20
Cash flows from investing activities:
Purchases of property and equipment	(35)	(49)
Acquisition of businesses, net of cash acquired	—	(49)
Proceeds from sale of long-term investments	—	2
Purchases of long-term investments	(1)	—
Purchases of investments and marketable securities	—	(1)
Proceeds from sales of investments and marketable securities	—	25
Net cash used in investing activities	(36)	(72)
Cash flows from financing activities:
Payment of long-term debt	(213)	(130)
Proceeds from issuance of long-term debt	68	—
Proceeds from exercise of stock options and stock purchase plan purchases	5	11
Taxes paid related to net share settlement of equity awards	(6)	(13)
Excess tax benefit from share-based compensation	2	11
Net cash used in financing activities	(144)	(121)
Effect of exchange rate changes on cash	7	(16)
Net decrease in cash and cash equivalents	(51)	(189)
Cash and cash equivalents at beginning of period	192	394
Cash and cash equivalents at end of period	$141	$205
Supplemental disclosures of cash flow information:
Income taxes paid, net	$52	$21
Interest paid	99	91
See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 Description of Business and Basis of Presentation

Zebra Technologies Corporation and its subsidiaries ("Zebra" or "Company") is a global leader respected for innovative solutions in the automatic information and data capture industry. We design, manufacture, and sell a broad range of products that capture and move data, including: mobile computers; barcode scanners and imagers; radio frequency identification device ("RFID") readers; wireless LAN (“WLAN”) solutions and software; specialty printers for barcode labeling and personal identification; real-time location systems (“RTLS”); related accessories and supplies such as self-adhesive labels and other consumables; and software and services that are associated with these products. End-users of our products include those in the retail, transportation and logistics, manufacturing, healthcare, hospitality, warehouse and distribution, energy and utilities, and education industries around the world.

Our customers have traditionally benefited from proven solutions that increase productivity and improve efficiency and asset utilization. The Company is poised to drive and capitalize on the evolution of the data capture industry into the broader Enterprise Asset Intelligence ("EAI") industry, based on important technology trends like the Internet of Things ("IoT"), ubiquitous mobility and cloud computing. EAI solutions offer additional benefits to our customers including real-time, data-driven insights that improve operational visibility and drive workflow optimization.

Management prepared these unaudited interim consolidated financial statements according to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information and notes. These consolidated financial statements do not include all of the information and notes required by United States generally accepted accounting principles (“GAAP”) for complete financial statements, although management believes that the disclosures are adequate to make the information presented not misleading. Therefore, these consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
In the opinion of the Company, these interim financial statements include all adjustments (of a normal, recurring nature) necessary to present fairly its consolidated balance sheet as of July 2, 2016 and the consolidated statements of operations and comprehensive loss for the three and six months ended July 2, 2016 and July 4, 2015 and the consolidated statements of cash flows for the six months ended July 2, 2016 and July 4, 2015. These results, however, are not necessarily indicative of the results expected for the full year. During the first half of 2016, the Company identified certain errors in its 2015 annual consolidated financial statements primarily related to the underaccrual of certain estimates, most notably for its sales commission plan, which were partially offset by tax-related items. These errors were corrected in the first half of 2016 by recording $11.0 million of additional expenses, primarily within operating expenses, which when combined with tax-related items resulted in a $6.6 million increase to the net loss within the consolidated statement of operations. The Company concluded that these errors were not material to the consolidated financial statements for the year ended December 31, 2015 and is not expected to be material to the consolidated financial statements for the year ending December 31, 2016.
Reclassifications: Prior-period amounts differ from amounts previously reported because certain immaterial amounts in the prior year’s financial statements have been reclassified to conform to the current year’s presentation.
Note 2 Significant Accounting Policies

Income Taxes

The Company’s interim period tax provision is determined as follows:

•	At the end of each fiscal quarter, the Company estimates the income tax provision that will be provided for the fiscal year.

•
The forecasted annual effective tax rate is applied to the year-to-date ordinary income (loss) at the end of each quarter to compute the year-to-date tax applicable to ordinary income (loss). The term ordinary income (loss) refers to income (loss) from continuing operations, before income taxes, excluding significant, unusual or infrequently occurring items.

•
The tax effects of significant, unusual or infrequently occurring items are recognized as discrete items in the interim periods in which the events occur. The impact of changes in tax laws or rates on deferred tax amounts, the effects of changes in judgment about valuation allowances established in prior years, and changes in tax reserves resulting from the finalization of tax audits or reviews are examples of significant, unusual or infrequently occurring items.

The determination of the forecasted annual effective tax rate is based upon a number of significant estimates and judgments, including the forecasted annual income (loss) before income taxes of the Company in each tax jurisdiction in which it operates, the development of tax planning strategies during the year, and the need for a valuation allowance. In addition, the Company’s tax expense can be impacted by changes in tax rates or laws, the finalization of tax audits and reviews, as well as other factors that cannot be predicted with certainty. As such, there can be significant volatility in interim tax provisions.
Recently Adopted Accounting Pronouncement
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
Recently Issued Accounting Pronouncements Not Yet Adopted
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” The core principle is that a company should recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In March 2016, the FASB issued ASU 2016-08, “Principal versus Agent Considerations (Reporting revenue gross versus net),” which clarifies gross versus net revenue reporting when another party is involved in the transaction. In April 2016, the FASB issued ASU 2016-10, “Identifying Performance Obligations and Licensing,” which amends the revenue guidance on identifying performance obligations and accounting for licenses of intellectual property. In May 2016, the FASB issued ASU 2016-11, “Rescission of SEC Guidance Because of ASU 2014-09 Pursuant to Staff Announcement at March 3, 2016 EITF Meeting,” which rescinds certain SEC Staff Observer comments upon adoption of Topic 606. In May 2016, the FASB also issued ASU 2016-12, “Narrow-Scope Improvements and Practical Expedients,” which provides certain improvements and practical expedients in the interpretation and application of this topic. There are two transition methods available under the new standard, either cumulative effect or retrospective. These standards will be effective for the Company in the first quarter of 2018. Earlier adoption is permitted only for annual periods after December 15, 2016. Management is still assessing the impact of adoption on its consolidated financial statements.
In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory,” which changes the measurement principle for inventory from the lower of cost or market to the lower of cost or net realizable value for entities that measure inventory using first-in, first-out (FIFO) or average cost. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This ASU is effective for the Company in the first quarter of 2017. Earlier adoption is permitted and the guidance must be applied prospectively after the date of adoption. Management is still assessing the impact of adoption on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09,“Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” which provides for simplification of certain aspects of employee share-based payment accounting including income taxes, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The standard will be effective for the Company in the first quarter of 2017 and will be applied either prospectively, retrospectively or using a modified retrospective transition approach depending on the area covered in this update. Earlier adoption is permitted. Management is still assessing the impact of adoption on its consolidated financial statements.
In January 2016, the FASB issued ASU 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 amends various aspects of the recognition, measurement, presentation, and disclosure for financial instruments. With respect to the Company's consolidated financial statements, the most significant impact relates to the accounting for equity investments. This standard will be effective for the Company in the first quarter of 2018. Early adoption is prohibited for those provisions that apply to the Company. Amendments should be applied by means of cumulative effect adjustment to the consolidated balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values including disclosure requirements should be applied prospectively to equity investments that exist as of the date of adoption of the ASU. Management is still assessing the impact of adoption on its consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, “Leases (Subtopic 842).” This ASU increases the transparency and comparability of organizations by recognizing lease assets and liabilities on the consolidated balance sheet and disclosing key quantitative and qualitative information about leasing arrangements. The principal difference from previous guidance is that the lease assets and lease liabilities arising from operating leases were not previously recognized in the consolidated balance sheet. The recognition, measurement, presentation and cash flows arising from a lease by a lessee have not significantly changed. This standard will be effective for the Company in the first quarter of 2019, with early adoption permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach, which includes a number of optional practical expedients that entities may elect to apply. Management is currently assessing the impact of adoption on its consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326) No. 2016-13-Measurement of Credit Losses on Financial Instruments.” The new standard requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. It replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. There are two transition methods available under the new standard dependent upon the type of financial instrument, either cumulative effect or prospective. The standard will be effective for the Company in the first quarter of 2020. Earlier adoption is permitted only for annual periods after December 15, 2018. Management is currently assessing the impact of adoption on its consolidated financial statements.

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
Financial assets and liabilities carried at fair value as of July 2, 2016, are classified below (in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Derivative contracts-foreign currency (1)	$2	$—	$—	$2
Investments related to the deferred compensation plan	10	—	—	10
Total Assets at fair value	$12	$—	$—	$12
Liabilities:
Forward interest rate swap contracts (2)	$—	$40	$—	$40
Derivative contracts-foreign currency (1)	—	4	—	4
Liabilities related to the deferred compensation plan	10	—	—	10
Total Liabilities at fair value	$10	$44	$—	$54

Financial assets and liabilities carried at fair value as of December 31, 2015, are classified below (in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Derivative contracts-foreign currency (1)	$6	$1	$—	$7
Investments related to the deferred compensation plan	9	—	—	9
Total Assets at fair value	$15	$1	$—	$16
Liabilities:
Forward interest rate swap contracts (2)	$—	$26	$—	$26
Liabilities related to the deferred compensation plan	9	—	—	9
Total Liabilities at fair value	$9	$26	$—	$35

(1) The fair value of the derivative contracts is calculated as follows:
a. Fair value of a put option contract associated with forecasted sales hedges is calculated using bid and ask rates for similar contracts.
b. Fair value of regular forward contracts associated with forecasted sales hedges is calculated using the period-end exchange rate adjusted for current forward points.
c. Fair value of hedges against net assets is calculated at the period-end exchange rate adjusted for current forward points (Level 2). If the hedge has been traded but not settled at period-end, the fair value is calculated at the rate at which the hedge is being settled (Level 1). As a result, transfers from Level 2 to Level 1 of the fair value hierarchy totaled $2 million and $6 million as of July 2, 2016 and December 31, 2015, respectively.
(2) The fair value of forward interest rate swaps is based upon a valuation model that uses relevant observable market inputs at the quoted intervals, such as forward yield curves, and is adjusted for the Company’s credit risk and the interest rate swap terms. See gross balance reporting in Note 8 Derivative Instruments.
The estimated fair value of the Company’s long-term debt approximated $3.0 billion and $3.1 billion at July 2, 2016 and December 31, 2015, respectively. These fair value amounts represent the estimated value at which the Company’s lenders could trade its debt within the financial markets and does not represent the settlement value of these long-term debt liabilities to the Company. The fair value of the long-term debt will continue to vary each period based on fluctuations in market interest rates, as well as changes to the Company’s credit ratings. This methodology resulted in a Level 2 classification in the fair value hierarchy.

Note 4 Inventories
The components of inventories, net are as follows (in millions):

	July 2, 2016	December 31, 2015
Raw material	$169	$178
Work in process	1	—
Finished goods	264	272
Inventories, gross	434	450
Inventory reserves	(72)	(56)
Inventories, net	$362	$394

Note 5 Other Long-Term Assets
Other long-term assets consist of the following (in millions):

	July 2, 2016	December 31, 2015
Long-term investments	$32	$31
Long-term notes receivable	14	14
Other long-term assets	12	25
Investments related to the deferred compensation plan	10	9
Long-term trade receivable	7	11
Deposits	3	2
Total	$78	$92
The long-term investments, which are accounted for using the cost method of accounting, are primarily in venture-capital backed technology companies, and the Company’s ownership interest is between 0.4% to 17.4%. Under the cost method of accounting, investments are carried at cost and are adjusted only for other-than-temporary declines in fair value, certain distributions and additional investments.
Note 6 Accrued Liabilities
The components of accrued liabilities are as follows (in millions):

	July 2, 2016	December 31, 2015
Accrued other expenses	$120	$131
Accrued compensation and related benefits	53	47
Customer reserves	38	38
Accrued incentive compensation	28	62
Interest payable	22	36
Accrued warranty	21	22
Interest rate swap liability	10	3
Restructuring liability	7	9
Accrued other taxes	4	10
Total	$303	$358

Note 7 Costs Associated with Exit and Restructuring Activities
Total exit and restructuring charges specific to the Company's acquisition of the Enterprise business from Motorola Solutions, Inc. ("Acquisition") in October 2014 of $56 million life-to-date have been recorded through July 2, 2016: $13 million in the Legacy Zebra segment and $43 million in the Enterprise segment related to organizational design changes and operating efficiencies.
During the first six months of 2016, the Company incurred exit and restructuring costs specific to the Acquisition as follows (in millions):

	Cumulative costs incurred through December 31, 2015	Costs incurred for the six months ended July 2, 2016	Cumulative costs incurred through July 2, 2016
Severance, stay bonus, and other employee-related expenses	$36	$9	$45
Obligations for future non-cancellable lease payments	9	2	11
Total	$45	$11	$56
Exit and restructuring charges were $2 million and $3 million for the Legacy Zebra and Enterprise segments, respectively for the three month period ended July 2, 2016 and $4 million and $7 million, respectively for the six month period ended July 2, 2016. The Company expects total charges for the year ended December 31, 2016 related to the Acquisition to be in the range of $15 million to $20 million.
A rollforward of the exit and restructuring accruals is as follows (in millions):

	Three months ended		Six months ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Balance at the beginning of the period	$13	$8	$14	$7
Charged to earnings	5	18	11	29
Cash paid	(5)	(8)	(12)	(18)
Balance at the end of the period	$13	$18	$13	$18
Liabilities related to exit and restructuring activities are included in the following accounts in the consolidated balance sheets (in millions):

	July 2, 2016	December 31, 2015
Accrued liabilities	$7	$9
Other long-term liabilities	6	5
Total liabilities related to exit and restructuring activities	$13	$14
Payments of the related long-term liabilities will be completed by October 2024.

Note 8 Derivative Instruments
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
The Company entered into a credit agreement which provides for a term loan of $2.2 billion (“Term Loan”) and a revolving credit facility of $250.0 million (“Revolving Credit Facility”). See Note 10 Long-Term Debt. As such, the Company has exposure to market risk for changes in interest expense calculated off of variable interest rates on the term facility that was used to fund the Acquisition. The Company entered into forward interest rate swaps to hedge a portion of the interest rate risk associated with the Term Loan.
In accordance with ASC 815, “Derivative and Hedging,” the Company recognizes derivative instruments as either assets or liabilities on the consolidated balance sheet and measures them at fair value. Gains and losses resulting from changes in fair value are accounted for depending on the use of the derivative and whether it is designated as and qualifies for hedge accounting. The Company’s master netting and other similar arrangements with the respective counterparties allow for net settlement under certain conditions, which are designed to reduce credit risk by permitting net settlement with the same counterparty.

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
Summary financial information related to these activities included in the Company’s consolidated statements of operations as other (expenses) income is as follows (in millions):

	Three Months Ended		Six Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Realized gain (loss) from foreign exchange derivatives	$2	$(1)	$(3)	$3
(Loss) gain on net foreign currency assets	(7)	12	(1)	(19)
Foreign exchange (loss) gain	$(5)	$11	$(4)	$(16)

	July 2, 2016		December 31, 2015
Notional balance of outstanding contracts (in millions):
British Pound/US dollar		£3		£5
Euro/US dollar		€124		€133
British Pound/Euro		£—		£7
Canadian Dollar/US dollar		$12		$5
Czech Koruna/US dollar	Kč	137	Kč	140
Brazilian Real/US dollar	R$	7	R$	28
Malaysian Ringgit/US dollar	RM	114	RM	13
Net fair value of outstanding contracts (in millions)		$—		$1
Hedging of Anticipated Sales
The Company manages the exchange rate risk of anticipated Euro denominated sales using put options, forward contracts and participating forwards. The Company designates these contracts as cash flow hedges which mature within twelve months after the execution of the contracts. Gains and losses on these contracts are deferred in accumulated other comprehensive loss until the contracts are settled and the hedged sales are realized. The deferred gain or loss will then be reported as an increase or decrease to net sales. At the end of the fourth quarter of 2015, the Company expanded its hedging activities to manage the exposure from the Enterprise segment related to fluctuations of foreign currency exchange rates. The impact is reflected in the consolidated statements of comprehensive loss.
Summary financial information related to the cash flow hedges within the statements of accumulated comprehensive loss is as follows (in millions):

	Three Months Ended		Six Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Change in unrealized gain (loss) on anticipated sales hedging:
Gross	$14	$(6)	$(5)	$(4)
Income tax expense (benefit)	3	(1)	(1)	(1)
Net	$11	$(5)	$(4)	$(3)

Summary financial information related to the cash flow hedges of future revenues is as follows:

	July 2, 2016	December 31, 2015
Notional balance of outstanding contracts versus the dollar (in millions)	€445	€193
Hedge effectiveness	100%	100%

	Three Months Ended		Six Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Net (loss) gain included in revenue	$(5)	$5	$(6)	$11
The Company records its foreign exchange contracts at fair value on its consolidated balance sheets as a current asset or liability, depending upon the fair value calculation as detailed in Note 3 Fair Value Measurements. The amounts recorded on the consolidated balance sheets are as follows (in millions):

	July 2, 2016	December 31, 2015
Assets:
Prepaid expenses and other current assets	$2	$7
Total	$2	$7
Liabilities:
Accrued liabilities	$4	$—
Total	$4	$—
Forward Interest Rate Swaps
The Company's forward interest rate swaps hedge the interest rate risk associated with the variable interest payments on its Term Loan. The change in fair value of swaps which are designated as cash flow hedges are recognized in accumulated other comprehensive loss whereas those which were not designated in a hedging relationship are reported in the Company's consolidated statements of operations as interest expense and other, net. Any ineffectiveness is immediately recognized in earnings.
The balance sheet position of the forward interest rate swaps designated in a hedge relationship is as follows (in millions, except percentages):

	July 2, 2016	December 31, 2015
Accrued liabilities	$7	$1
Other long-term liabilities	$24	$14
Hedge effectiveness	100%	100%
The forward interest rate swaps not designated in a hedging relationship are recorded in a net liability position of $9 million as of July 2, 2016 and $11 million as of December 31, 2015 in the consolidated balance sheets.

The gross fair values and related offsetting counterparty fair values as well as the net fair value amounts at July 2, 2016 were as follows (in millions):

	Gross Fair Value	Counterparty Offsetting	Net Fair Value in the Consolidated Balance Sheets
Counterparty A	$20	$12	$8
Counterparty B	7	3	4
Counterparty C	7	3	4
Counterparty D	14	6	8
Counterparty E	7	3	4
Counterparty F	8	4	4
Counterparty G	8	—	8
Total	$71	$31	$40
Certain of the forward interest rate swaps, each with a term of 1 year, are designated as cash flow hedges of interest rate exposure associated with variability in future cash flows on the Term Loan. The notional amount of these designated swaps effective in each year of the cash flow hedge relationships does not exceed the principal amount of the Term Loan which is hedged.
These swaps have the following notional amounts per year (in millions):

July 2, 2016
Year 2017	$697
Year 2018	544
Year 2019	544
Year 2020	272
Year 2021	272
Notional balance of outstanding contracts	$2,329
The gain/ loss recognized on the forward interest rate swaps not designated in a hedge relationship is combined with interest expense and other, net in the consolidated statements of operations is as follows (in millions):

	Three Months Ended		Six Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Interest income (expense) on forward interest rate swaps	$1	$(2)	$2	$—

The unrealized gain/loss recognized in other comprehensive loss on the forward interest rate swaps designated in a hedging relationship is as follows (in millions):

	Three Months Ended		Six Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Change in unrealized loss (gain) on forward interest rate swap hedging:
Gross	$(5)	$5	$(15)	$(7)
Income tax (benefit) expense	(2)	2	(5)	(3)
Net	$(3)	$3	$(10)	$(4)
Losses of zero and $1 million were reclassified from accumulated other comprehensive loss into interest expense and other, net on the forward interest rate swaps designated in a hedging relationship during the three and six month periods ended July 2, 2016, respectively. There were no significant reclassifications during the three or six month periods ended July 4, 2015.
At July 2, 2016, the Company expects that approximately $21 million in losses on the forward interest rate swaps designated in a hedging relationship that will be reclassified from accumulated other comprehensive loss into earnings during the next 4 quarters.
Note 9 Warranty
In general, the Company provides warranty coverage of 1 year on mobile computers and WLAN products. Advanced data capture products are warrantied from 1 to 5 years, depending on the product. Printers are warrantied for 1 year against defects in material and workmanship. Thermal printheads are warranted for 6 months and batteries are warrantied for 1 year. Battery-based products, such as location tags, are covered by a 90-day warranty. The provision for warranty expense is adjusted quarterly based on historical warranty experience.
The following table is a summary of the Company’s accrued warranty obligation (in millions):

	Six Months Ended
	July 2, 2016	July 4, 2015
Balance at the beginning of the period	$22	$25
Warranty expense	14	16
Warranty payments	(15)	(16)
Balance at the end of the period	$21	$25
Note 10 Long-Term Debt
The following table summarizes the carrying value of the Company’s long-term debt (in millions):

	July 2, 2016	December 31, 2015
7.25% Senior Notes due 2022	$1,050	$1,050
4.00% Term Loan due 2021	1,890	2,035
3.25% Revolving Credit Facility	—	—
Less: debt issuance costs	(24)	(26)
Less: unamortized discounts	(43)	(47)
Long-term debt	$2,873	$3,012
During 2014, the Company entered into a credit agreement which provides for a term loan of $2.2 billion and a revolving credit facility of $250.0 million. Borrowings under this agreement bear interest at a variable rate plus an applicable margin, subject to an all-in floor of 4.00%. As of July 2, 2016, the Term Loan interest rate was 4.00%. Interest payments are payable quarterly. The Company has also entered into interest rate swaps to manage interest rate risk on its long-term debt. The Company is required to make a final scheduled principal payment of $1.89 billion due on October 27, 2021. Additionally, the Company may make optional prepayments of the Term Loan, in whole or in part, without premium or penalty. The Company made optional principal prepayments of $145 million during the six months ended July 2, 2016.

Borrowings under the Revolving Credit Facility bear interest at a variable rate plus an applicable margin. As of July 2, 2016, the Revolving Credit Facility interest rate was 3.25%. Interest payments are payable quarterly. As of July 2, 2016, the Company had established letters of credit amounting to $4 million, which reduced funds available for other borrowings under the agreement to $246 million.
On June 2, 2016 (the "Closing Date"), the Company entered into the first amendment to our existing Term Loan credit agreement dated as of October 27, 2014 (the "Refinancing Amendment"). The Refinancing Amendment lowered the index rate spread for LIBOR loans from LIBOR + 400 bp to LIBOR + 325 bp. In accounting for the Refinancing Amendment, the Company applied the provisions of ASC Subtopic 470-50, Modifications and Extinguishments (“ASC 470-50”). The evaluation of the accounting under ASC 470-50 was done on a creditor by creditor basis in order to determine if the terms of the debt were substantially different and, as a result, whether to apply modification or extinguishment accounting. It was determined that the terms of the debt were not substantially different for approximately 96.6% of the lenders, and applied modification accounting. For the remaining 3.4% of the lenders, extinguishment accounting was applied. During the three months ended July 2, 2016, the Company recorded a $2.7 million charge to interest expense & other, net, primarily related to costs incurred with third parties for arranger, legal and other services and the unamortized fees related to the extinguished debt. Additionally, the Company paid $4.9 million to the creditors in exchange for the modification and reported it as a debt discount which is being amortized over the life of the modified debt using the interest method.
Note 11 Contingencies

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

In connection with the acquisition of the Enterprise business from Motorola Solutions, Inc., the Company acquired Symbol Technologies, Inc., a subsidiary of Motorola Solutions (“Symbol”). A putative federal class action lawsuit, Waring v. Symbol Technologies, Inc., et al., was filed on August 16, 2005 against Symbol Technologies, Inc. and two of its former officers in the United States District Court for the Eastern District of New York by Robert Waring. After the filing of the Waring action, several additional purported class actions were filed against Symbol and the same former officers making substantially similar allegations (collectively, the New Class Actions”). The Waring action and the New Class Actions were consolidated for all purposes and on April 26, 2006, the Court appointed the Iron Workers Local # 580 Pension Fund as lead plaintiff and approved its retention of lead counsel on behalf of the putative class. On August 30, 2006, the lead plaintiff filed a Consolidated Amended Class Action Complaint (the “Amended Complaint”), and named additional former officers and directors of Symbol as defendants. The lead plaintiff alleges that the defendants misrepresented the effectiveness of Symbol’s internal controls and forecasting processes, and that, as a result, all of the defendants violated Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and the individual defendants violated Section 20(a) of the Exchange Act. The lead plaintiff alleges that it was damaged by the decline in the price of Symbol’s stock following certain purported corrective disclosures and seeks unspecified damages. The court has certified a class of investors that includes those that purchased Symbol common stock between March 12, 2004 and August 1, 2005. The parties have substantially completed fact and expert discovery. However, there are certain discovery motions pending that could, if granted, reopen fact discovery. The court has held in abeyance all other deadlines, including the deadline for the filing of dispositive motions, and has not set a date for trial. One of the insurers in our insurance group has denied insurance coverage and is not agreeing to reimburse defense costs incurred by the Company in connection with this matter. The Company is pursuing the actions it deems necessary and reasonable to obtain reimbursement of its defense costs from the insurer.

The Company establishes an accrued liability for loss contingencies related to legal matters when the loss is both probable and estimable. In addition, for some matters for which a loss is probable or reasonably possible, an estimate of the amount of loss or range of loss is not possible, and we may be unable to estimate the possible loss or range of losses that could potentially result from the application of non-monetary remedies. Currently, the Company is unable to reasonably estimate the amount of reasonably possible losses for the above mentioned matter.

Note 12 Loss per Share

Loss per share were computed as follows (in millions, except share data):

	Three Months Ended		Six Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Weighted average shares:
Basic weighted average shares outstanding	51,533,236	50,917,161	51,405,373	50,798,238
Effect of dilutive securities outstanding	—	—	—	—
Diluted weighted average and equivalent shares outstanding	51,533,236	50,917,161	51,405,373	50,798,238
Net loss	$(49)	$(77)	$(78)	$(102)
Basic per share amounts:
Basic weighted average shares outstanding	51,533,236	50,917,161	51,405,373	50,798,238
Per share amount	$(0.95)	$(1.50)	$(1.51)	$(2.00)
Diluted per share amounts:
Diluted weighted average shares outstanding	51,533,236	50,917,161	51,405,373	50,798,238
Per share amount	$(0.95)	$(1.50)	$(1.51)	$(2.00)
Anti-dilutive securities consist primarily of stock appreciation rights (SARs) with an exercise price greater than the average market closing price of the Class A common stock.
Due to net losses in both the second quarter and first half of 2016 and 2015, options, awards and warrants were anti-dilutive and therefore excluded from the earnings per share calculation. These excluded outstanding options, awards and warrants are as follows:

	Three Months Ended		Six Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Potentially dilutive shares	1,313,435	1,152,707	1,356,668	1,018,482
Note 13 Share-Based Compensation
The Company has share-based compensation and employee stock purchase plans under which shares of the Company’s Class A common stock are available for future grants and sales.
Pre-tax share-based compensation expense recognized in the statements of operations was $12 million and $18 million for the six-month periods ended July 2, 2016 and July 4, 2015, respectively. Tax related benefits of $4 million and $6 million were also recognized for the six-month periods ended July 2, 2016 and July 4, 2015, respectively.
The fair value of share-based compensation is estimated on the date of grant using a binomial model. Volatility is based on an average of the implied volatility in the open market and the annualized volatility of the Company’s stock price over its entire stock history. Stock option grants in the table below include both stock options, all of which were non-qualified, and stock appreciation rights that will be settled in the Class A common stock or cash. Restricted stock grants are valued at the market closing price on the grant date.
The following table shows the weighted-average assumptions used for grants of SARs as well as the fair value based on those assumptions:

	Six Months Ended
	July 2, 2016	July 4, 2015
Expected dividend yield	0%	0%
Forfeiture rate	9.01%	10.24%
Volatility	43.14%	33.98%
Risk free interest rate	1.29%	1.53%
Range of interest rates	0.25% - 1.75%	0.02% - 2.14%
Expected weighted-average life	5.33 years	5.32 years
Fair value of SARs granted (in millions)	$12	$11
Weighted-average grant date fair value of SARs granted (per underlying share)	$19.95	$35.25
SARs activity was as follows:

	Six Months Ended July 2, 2016
SARs	Shares	Weighted- Average Exercise Price
Outstanding at beginning of period	1,397,611	$56.78
Granted	607,846	51.55
Exercised	(39,830)	40.06
Forfeited	(40,539)	64.66
Expired	(1,417)	74.72
Outstanding at end of period	1,923,671	55.14
Exercisable at end of period	946,826	43.73
Intrinsic value of exercised SARs (in millions)	$1
The following table summarizes information about SARs outstanding at July 2, 2016:

	July 2, 2016
	Outstanding	Exercisable
Aggregate intrinsic value (in millions)	$26	$20
Weighted-average remaining contractual term	7.4 years	5.4 years
Restricted stock award activity was as follows:

	Six Months Ended July 2, 2016
Restricted Stock Awards	Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of period	566,447	$77.68
Granted	377,017	51.38
Released	(223,318)	55.74
Forfeited	(18,520)	73.58
Outstanding at end of period	701,626	70.47
Performance stock award activity was as follows:

	Six Months Ended July 2, 2016
Performance Stock Awards	Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of period	332,630	$73.40
Granted	179,385	50.36
Released	(108,371)	46.07
Forfeited	(6,363)	71.33
Outstanding at end of period	397,281	70.18
Restricted stock unit activity was as follows:

Six Months Ended July 2, 2016
Restricted Stock Units	Shares
Outstanding at beginning of period	38,746
Granted	31,194
Exercised	(7,585)
Forfeited	(1,485)
Outstanding at end of period	60,870
There were no stock options and performance stock unit grants issued during the six months ended July 2, 2016.
As of July 2, 2016, total unearned compensation costs related to the Company’s share-based compensation plans was $61 million which will be amortized over the weighted average remaining service period of 3.3 years.
The fair value of the purchase rights issued to employees under the stock purchase plan is estimated using the following weighted-average assumptions for purchase rights granted. An expected life of 3 months was used to calculate the fair value.

	Six Months Ended
	July 2, 2016	July 4, 2015
Fair market value	$60.28	$82.68
Option price	$57.26	$78.55
Expected dividend yield	0%	0%
Expected volatility	58%	27%
Risk free interest rate	0.21%	0.04%

Note 14 Income Taxes
The Company’s effective tax rate for the six month periods ended July 2, 2016 and July 4, 2015 were 6.2% and 8.4%, respectively. The Company’s effective tax rate differed from the federal statutory rate of 35% primarily due to the taxation of foreign earnings at lower rates, increases to valuation allowances and discrete items, which includes an out of period adjustment.

Note 15 Accumulated Other Comprehensive Loss
Stockholders’ equity includes certain items classified as accumulated other comprehensive loss, including:
Unrealized (loss) gain on anticipated sales hedging transactions relate to derivative instruments used to hedge the exposure related to currency exchange rates for forecasted Euro sales. These hedges are designated as cash flow hedges, and the Company defers income statement recognition of gains and losses until the hedged transaction occurs. See Note 8 Derivative Instruments.

•
Unrealized (loss) gain on forward interest rate swaps hedging transactions refer to the hedging of the interest rate risk exposure associated with the variable rate commitment entered into for the Acquisition. See Note 8 Derivative Instruments for more details.

•
Foreign currency translation adjustment relates to the Company's non-U.S. subsidiary companies that have designated a functional currency other than the U.S. dollar. The Company is required to translate the subsidiary functional currency financial statements to dollars using a combination of historical, period-end, and average foreign exchange rates. This combination of rates creates the foreign currency translation adjustment component of accumulated other comprehensive income.

The components of accumulated other comprehensive loss ("AOCI") for the 6 months ended July 2, 2016 and July 4, 2015 are as follows (in millions):

	Unrealized (losses) gain on sales hedging	Unrealized (losses)/ gains on forward interest rate swaps (1)	Currency translation adjustments	Total
Balance at December 31, 2014	$5	$(8)	$(6)	$(9)
Other comprehensive income (loss) before reclassifications	7	(7)	(3)	(3)
Amounts reclassified from AOCI to income	(11)	—	(7)	(18)
Tax benefit	1	3	—	4
Other comprehensive loss	(3)	(4)	(10)	(17)
Balance at July 4, 2015	$2	$(12)	$(16)	$(26)

Balance at December 31, 2015	$(1)	$(15)	$(33)	$(49)
Other comprehensive loss before reclassifications	(11)	(16)	(1)	(28)
Amounts reclassified from AOCI to income	6	1	—	7
Tax benefit	1	5	—	6
Other comprehensive loss	(4)	(10)	(1)	(15)
Balance at July 2, 2016	$(5)	$(25)	$(34)	$(64)

(1) See Note 8 Derivatives Instruments regarding timing of reclassifications.

Reclassification out of AOCI to earnings during the 6 months ended July 2, 2016 and July 4, 2015 were as follows (in millions):

		Three Months Ended		Six Months Ended
		July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Comprehensive Income Components	Financial Statement Line Item
Unrealized losses (gains) on sales hedging:
Total before tax	Net sales of tangible products	$5	$(5)	$6	$(11)
Tax (benefit) expense		(1)	1	(1)	2
Net of taxes		4	(4)	5	(9)
Unrealized losses (gains) on forward interest rate swaps:
Total before tax	Interest expense and other, net	—	—	1	—
Tax expense (benefit)		—	—	—	—
Net of taxes		—	—	1	—
Currency translation adjustments	Foreign exchange loss (gain)	—	(7)	—	(7)
Total amounts reclassified from AOCI		$4	$(11)	$6	$(16)

Note 16 Segment Information
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
Financial information by segment is presented as follows (in millions):

	Three Months Ended		Six Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Net sales:
Legacy Zebra	$305	$320	$618	$652
Enterprise	577	574	1,114	1,141
Total segment	882	894	1,732	1,793
Corporate, eliminations (1)	(3)	(4)	(6)	(10)
Total	$879	$890	$1,726	$1,783
Operating income:
Legacy Zebra	$57	$62	$126	$139
Enterprise	68	43	104	97
Total segment	125	105	230	236
Corporate, eliminations (2)	(103)	(119)	(208)	(230)
Total	$22	$(14)	$22	$6

(1)	Amounts included in Corporate, eliminations consist of purchase accounting adjustments not reported in segments related to the Acquisition.

(2)
Amounts included in Corporate, eliminations consist of purchase accounting adjustments not reported in segments; amortization expense, acquisition and integration expenses and exit and restructuring costs.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Zebra Technologies Corporation and its subsidiaries ("Zebra" or "Company") is a global leader respected for innovative solutions in the automatic information and data capture industry. We design, manufacture, and sell a broad range of products that capture and move data, including: mobile computers; barcode scanners and imagers; radio frequency identification device ("RFID") readers; wireless LAN (“WLAN”) solutions and software; specialty printers for barcode labeling and personal identification; real-time location systems (“RTLS”); related accessories and supplies such as self-adhesive labels and other consumables; and software and services that are associated with these products. End-users of our products include those in the retail, transportation and logistics, manufacturing, healthcare, hospitality, warehouse and distribution, energy and utilities, and education industries around the world.

Our customers have traditionally benefited from proven solutions that increase productivity and improve efficiency and asset utilization. The Company is poised to drive and capitalize on the evolution of the data capture industry into the broader Enterprise Asset Intelligence ("EAI") industry, based on important technology trends like the Internet of Things ("IoT"), ubiquitous mobility and cloud computing. EAI solutions offer additional benefits to our customers including real-time, data-driven insights that improve operational visibility and drive workflow optimization.

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

Geographic Information. For the six months ended July 2, 2016, the Company recorded $1,726 million of net sales in its consolidated statements of operations, of which approximately 48.0% were attributable to North America; approximately 32.3% were attributable to Europe, Middle East, and Africa ("EMEA"); and other foreign locations accounted for the remaining 19.7%.
Results of Operations

Consolidated Results of Operations (in millions, except percentages):
The following tables present key statistics for the Company's operations for the three and six months ended July 2, 2016 and July 4, 2015, respectively

	Three Months Ended				Six Months Ended
	July 2, 2016	July 4, 2015	$ Change	% Change	July 2, 2016	July 4, 2015	$ Change	% Change
Net sales	$879	$890	$(11)	(1.2)%	$1,726	$1,783	$(57)	(3.2)%
Gross profit	406	393	13	3.3%	796	802	(6)	(0.7)%
Operating expenses	384	407	(23)	(5.7)%	774	796	(22)	(2.8)%
Operating income	$22	$(14)	$36	NM	$22	$6	$16	NM
Gross margin	46.2%	44.2%			46.1%	45.0%

Net sales by product category were as follows (in millions, except percentages):

	Three Months Ended				Six Months Ended
	July 2, 2016	July 4, 2015	$ Change	% Change	July 2, 2016	July 4, 2015	$ Change	% Change
Hardware	$685	$695	$(10)	(1.4)%	$1,329	$1,383	$(54)	(3.9)%
Supplies	68	67	1	1.5%	138	134	4	3.0%
Service and software	126	128	(2)	(1.6)%	259	266	(7)	(2.6)%
Total Net sales	$879	$890	$(11)	(1.2)%	$1,726	$1,783	$(57)	(3.2)%

 Net sales to customers by geographic region were as follows (in millions, except percentages):

	Three Months Ended				Six Months Ended
	July 2, 2016	July 4, 2015	$ Change	% Change	July 2, 2016	July 4, 2015	$ Change	% Change
Geographic Region
Europe, Middle East and Africa	$283	$303	$(20)	(6.6)%	$557	$594	$(37)	(6.2)%
Latin America	53	55	(2)	(3.6)%	98	108	(10)	(9.3)%
Asia-Pacific	129	118	11	9.3%	243	224	19	8.5%
Total International	465	476	(11)	(2.3)%	898	926	(28)	(3.0)%
North America	414	414	—	—%	828	857	(29)	(3.4)%
Total Net sales	$879	$890	$(11)	(1.2)%	$1,726	$1,783	$(57)	(3.2)%

Operating expenses are summarized below (in millions, except percentages):

	Three Months Ended				Six Months Ended
	July 2, 2016	July 4, 2015	$ Change	% Change	July 2, 2016	July 4, 2015	$ Change	% Change
Selling and marketing	$112	$125	$(13)	(10.4)%	$233	$247	$(14)	(5.7)%
Research and development	95	100	(5)	(5.0)%	188	196	(8)	(4.1)%
General and administrative	78	70	8	11.4%	152	136	16	11.8%
Amortization of intangible assets	60	63	(3)	(4.8)%	119	131	(12)	(9.2)%
Acquisition and integration costs	34	31	3	9.7%	71	57	14	24.6%
Exit and restructuring costs	5	18	(13)	(72.2)%	11	29	(18)	(62.1)%
Total Operating expenses	$384	$407	$(23)	(5.7)%	$774	$796	$(22)	(2.8)%

The Company’s non-operating income and expense items are summarized in the following table (in millions, except percentages):

	Three Months Ended				Six Months Ended
	July 2, 2016	July 4, 2015	$ Change	% Change	July 2, 2016	July 4, 2015	$ Change	% Change
Foreign exchange (loss) gain	$(5)	$11	$(16)	(145.5)%	$(4)	$(16)	$12	(75.0)%
Interest expense and other, net	(51)	(50)	(1)	2.0%	(101)	(101)	—	—%
Total other expenses	$(56)	$(39)	$(17)	43.6%	$(105)	$(117)	$12	(10.3)%
Income Taxes (in millions, except percentages):

	Three months ended				Six months ended
	July 2, 2016	July 4, 2015	$ Change	% Change	July 2, 2016	July 4, 2015	$ Change	% Change
Income tax (benefit) expense	$15	$24	$(9)	(37.5)%	$(5)	$(9)	$4	(44.4)%
Effective tax rate	(44.9)%	(44.8)%			6.2%	8.4%

Second quarter 2016 compared to second quarter 2015

The decline in sales in the second quarter compared to the prior year second quarter was primarily a result of lower hardware sales in EMEA and Latin America and the unfavorable impact of foreign currency changes in EMEA, partially offset by growth in hardware sales in Asia-Pacific. The overall decline in hardware sales was primarily due to lower sales volume of barcode printers, wireless LAN, and location solutions. This was partially offset by increased sales of mobile computing and data capture products. On a constant currency basis, overall net sales were comparable to the prior year quarter, reflecting growth of approximately 10% in Asia-Pacific, essentially flat sales in North America, and a decline of approximately 4% in both EMEA and Latin America.

The improvement in gross margin in the second quarter compared to the year ago period reflects an increase in the Enterprise segment gross margin due primarily to changes in product mix, improved margin on services and reductions in other costs, including prior year rebranding. The Legacy Zebra segment gross margin increased due primarily to improvements in manufacturing and overhead costs for supplies and hardware.

Operating expenses for the quarter ended July 2, 2016 were $384 million, or 43.7% of net sales, compared to $407 million, or 45.7% of net sales, in the prior year. Selling and marketing expenses were lower in the current quarter as compared to the prior year due to the effects of staff reductions implemented in 2015 and lower promotional expenses. The decrease in research and development costs is primarily due to a reduction in headcount and shifting resources to lower cost engineering locations. The increase in general and administrative costs is primarily attributable to higher professional fees, legal expenses and IT expenses partially offset in part by lower employee benefits costs. Amortization of intangibles declined due to the final adjustments made in 2015 to the fair value of intangibles related to the Acquisition. Following its Acquisition, the Company has moved into the next phase of its IT integration plan wherein Acquisition and integration costs have risen as compared to the prior year quarter which includes winding down the transition services agreement with Motorola Solutions. Exit and restructuring costs were lower due to a reduced level of restructuring activity as the company progresses with its restructuring plan related to the Acquisition.

Operating income for the quarter ended July 2, 2016 increased $36 million as compared to the prior year, driven by higher gross margin and lower operating expenses, slightly offset by lower sales.

Since the end of the first quarter of 2015, the Company has expanded its balance sheet hedging program to incorporate non-US dollar assets and liabilities associated with the Enterprise segment. This is expected to result in less volatility in the Company’s operating results due to changes in foreign currency.

The current year interest expense and other, net includes approximately $1.5 million of expense related to the loss incurred on the extinguishment of debt resulting from the Company’s refinancing of its Term Loan.

The change in the Company’s effective tax rate is due to the reduction of U.S. sourced income and the reduction of discrete expense items.

Year to date 2016 compared to year to date 2015

The decline in sales as compared to the prior year period was primarily a result of lower hardware sales in the North America, EMEA and Latin America and the unfavorable impact of foreign currency changes in EMEA, partially offset by higher hardware sales in Asia-Pacific. The overall decline in hardware sales was primarily due to lower sales volume of barcode printer, data capture, and wireless LAN products and location solutions. On a constant currency basis, overall net sales declined approximately 2% compared to the prior year, reflecting growth of approximately 10% in net sales in Asia-Pacific, and a decline of approximately 3%, 1% and 9% in North America, EMEA and Latin America, respectively.

The improvement in gross margin compared to the year ago period reflects an increase in the Enterprise segment gross margin, due primarily to changes in product mix, improved margin on services, and reductions in other costs, including prior year rebranding. Legacy Zebra segment gross margin increased due primarily to improvements in manufacturing and overhead costs for supplies and hardware.

Operating expenses for the six months ended July 2, 2016 were $774 million, or 44.8% of net sales, compared to $796 million, or 44.6% of net sales, in the prior year. Selling and marketing expenses were lower for the six months ended July 2, 2016 as compared to the prior year due to the effects of staff reductions implemented in 2015 and lower promotional expenses being partially offset by incremental expense related to the 2015 sales commission plan being recorded in the first quarter 2016. The decrease in research and development costs is primarily due to a reduction in headcount and shifting resources to lower cost engineering locations. The increase in general and administrative costs is primarily due to higher legal expenses, professional fees and IT expenses offset in part by lower employee compensation costs. Amortization of intangibles declined due to the final adjustments made in 2015 to the fair value of intangibles related to the Acquisition. Following its Acquisition, the Company has moved into the next phase of its IT integration plan wherein Acquisition and integration costs have risen as compared to the prior year which includes winding down the transition services agreement with Motorola Solutions. Exit and restructuring costs were lower due a reduced level of restructuring activity as the company progresses with its restructuring plan related to the Acquisition.

Operating income for the six months ended July 2, 2016 increased $16 million as compared to the prior year, driven by the increase in gross margin and lower operating expenses being partially offset by the decline in sales.

Since the end of the first quarter of 2015, the Company has expanded its balance sheet hedging program to incorporate non-US dollar assets and liabilities associated with the Enterprise segment. This is expected to result in less volatility in the Company’s operating results due to changes in foreign currency.

The current year interest expense and other, net includes approximately $1.5 million of expense related to the loss incurred on the extinguishment of debt resulting from the Company’s refinancing of its Term Loan.

The change in the Company’s effective tax rate is due to the reduction of U.S. sourced income and the reduction of discrete expense items.

Results of Operations by Segment
The following commentary should be read in conjunction with the financial results of each operating business segment as detailed in Note 16 Segment Information in the Notes to the Consolidated Financial Statements.

Legacy Zebra
($ in millions):

	Three Months Ended				Six Months Ended
	July 2, 2016	July 4, 2015	$ Change	% Change	July 2, 2016	July 4, 2015	$ Change	% Change
Net sales	$305	$320	$(15)	(4.7)%	$618	$652	$(34)	(5.2)%
Gross profit	153	160	(7)	(4.4)%	317	331	(14)	(4.2)%
Operating expenses	96	98	(2)	(2.0)%	191	192	(1)	(0.5)%
Operating income	$57	$62	$(5)	(8.1)%	$126	$139	$(13)	(9.4)%
Gross margin	50.2%	50.0%			51.3%	50.8%

Second quarter 2016 compared to second quarter 2015

The overall sales decline was primarily due to lower sales volume of barcode printers and location solutions as well as the unfavorable impact of foreign currency changes, most notably in EMEA. This was partially offset by a higher volume of supplies. North America, EMEA and Latin America all experienced declines in barcode printer sales. The net sales decline compared to the prior year quarter on a constant currency basis was approximately 3%. This reflects a decline in net sales for the North America, EMEA and Latin America regions partially offset by growth in net sales in Asia-Pacific.

The increase in gross margin was due primarily to manufacturing cost improvements in supplies and lower hardware overhead costs partially offset by changes in mix and the unfavorable impact of foreign currency changes.

Operating income for the quarter ended July 2, 2016 decreased 8.1% due to lower sales, partially offset by lower operating expenses.

Year to date 2016 compared to year to date 2015

The overall sales decline was primarily due to lower sales volume of barcode printers and location solutions as well as the unfavorable impact of foreign currency changes, most notably in EMEA. This was partially offset by a higher volume of supplies. North America, EMEA and Latin America all experienced declines in barcode printer sales. The net sales decline compared to the prior year six months on a constant currency basis was approximately 3%. This reflects a decline in net sales for the North America, EMEA and Latin America regions partially offset by growth in net sales in Asia-Pacific.

The increase in gross margin was due primarily to manufacturing cost improvements in supplies and lower hardware overhead costs partially offset by changes in mix and the unfavorable impact of foreign currency changes.

Operating income for the six months ended July 2, 2016 decreased 9.4% primarily as a result of lower sales partially offset by lower operating expenses.

Enterprise
($ in millions):

	Three Months Ended				Six Months Ended
	July 2, 2016	July 4, 2015	$ Change	% Change	July 2, 2016	July 4, 2015	$ Change	% Change
Net sales	$577	$574	$3	0.5%	$1,114	$1,141	$(27)	(2.4)%
Gross profit	257	239	18	7.5%	486	483	3	0.6%
Operating expenses	189	196	(7)	(3.6)%	382	386	(4)	(1.0)%
Operating income	$68	$43	$25	58.1%	$104	$97	$7	7.2%
Gross margin	44.5%	41.6%			43.6%	42.3%

Second quarter 2016 compared to second quarter 2015

The overall sales increase was driven by higher sales volume of mobile computing and data capture products offset by lower sales of wireless LAN products and the unfavorable impact of foreign currency changes, most notably in EMEA. On a constant currency basis, the net sales growth compared to the prior year quarter was approximately 1%. This reflects growth in net sales in the North America and Asia-Pacific regions partially offset by a decline in net sales in EMEA and Latin America.

The increase in gross margin was due primarily to changes in product mix and lower product costs, primarily in mobile computing, and increased margin on services sales, partially offset by the impact of foreign currency changes. In addition, the gross margin in the second quarter of 2015 was adversely impacted by product rebranding and certain other non-recurring costs.

Operating income for the quarter ended July 2, 2016, increased 58.1% primarily as a result of an improvement in gross margin and lower operating expenses.

Year to date 2016 compared to year to date 2015

The overall sales decline was primarily driven by lower sales volume of data capture and wireless LAN products and the unfavorable impact of foreign currency changes, most notably in EMEA, partially offset by higher sales volume of mobile computing. On a constant currency basis, the net sales decline compared to the prior year quarter was approximately 1%. This reflects a decline in net sales in North America, EMEA and Latin America regions partially offset by growth in net sales in Asia-Pacific.

The increase in gross margin was due primarily to changes in product mix and lower product costs, and increased margin on services, partially offset by the unfavorable impact of foreign currency changes. In addition, the gross margin in the second quarter of 2015 was adversely impacted by product rebranding costs and other non-recurring costs.

Operating income for the six months ended July 2, 2016, increased 7.2% primarily as a result of as a result of an improvement in gross margin and lower operating expenses, partially offset by lower sales.

Liquidity and Capital Resources
As of July 2, 2016, the Company had cash of $141 million and long-term debt totaling $2.9 billion and did not have any borrowings against its revolving credit facility with $246 million available ($250 million less $4 million of letters of credit). See Note 10 Long-Term Debt in the Notes to the Consolidated Financial Statements for further details. The primary factors that influence liquidity include, but are not limited to, the amount and timing of revenues, cash collections from customers, cash payments to vendors and capital expenditures. The Company believes that existing capital resources and funds generated from operations are sufficient to meet anticipated capital requirements and to service its indebtedness. The following table summarizes the Company’s cash flow activities for the periods indicated (in millions except for percentages):

	Six Months Ended
	July 2, 2016	July 4, 2015	$ Change	% Change
Operating activities	$122	$20	$102	NM
Investing activities	(36)	(72)	36	(50.0)%
Financing activities	(144)	(121)	(23)	19.0%
Effect of exchange rates on cash	7	(16)	23	(143.8)%
Net decrease in cash	$(51)	$(189)	$138	(73.0)%
The change in the Company’s cash and cash equivalents balance as of July 2, 2016 is reflective of the following:

The increase in cash flows from operations as compared to the prior year was driven by improved inventory management, the extension of payment terms with vendors and lower net operating losses being partially offset by increased loan interest payments, creditor fees as part of the Refinancing Agreement, estimated income tax payments and employee incentive payments.

The decrease in cash used in investing activities is primarily due to the $49 million paid to MSI as part of the Acquisition, offset by $25 million in proceeds received from sales of investments and marketable securities during 2015 and the $14 million reduction in capital expenditures during 2016. This reduction is primarily due to investments made in IT infrastructure and software applications during 2016 versus the investments made in the Company's corporate office reported in 2015.

The increase in net cash used in financing activities of $28 million over the prior year consisted primarily of the increase in Term Loan repayments of $15 million as well as $8 million of stock activity related to the Company's share-based compensation program.
The following table shows the Company’s level of long-term debt and other information as of July 2, 2016 (in millions):

Senior Notes	$1,050
Term Loan	1,890
Revolving Credit Facility	—
Less Debt Issuance Costs	(24)
Less Unamortized Discounts	(43)
Total Long-Term Debt	$2,873
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

Credit Facilities
On October 27, 2014, the Company entered into a new credit agreement which provides for a term loan of $2.2 billion (“Term Loan”) and a revolving credit facility of $250.0 million (“Revolving Credit Facility”). On June 2, 2016 (the "Closing Date"), the Company entered into the first amendment to the credit agreement (the "Refinancing Amendment"). The Refinancing Amendment lowered the index rate spread for LIBOR loans from LIBOR + 400 bp to LIBOR + 325 bp. In accounting for the Refinancing Amendment, the Company applied the provisions of ASC Subtopic 470-50, Modifications and Extinguishments (“ASC 470-50”). The evaluation of the accounting under ASC 470-50 was done on a creditor by creditor basis in order to determine if the terms of the debt were substantially different and, as a result, whether to apply modification or extinguishment accounting. It was determined that the terms of the debt were not substantially different for approximately 96.6% of the lenders, and applied modification accounting. For the remaining 3.4% of the lenders, extinguishment accounting was applied. During the three months ended July 2, 2016, the Company recorded a one-time $2.7 million loss to Interest Expense & Other, net, primarily related to costs incurred with third parties for arranger, legal and other services and the loss incurred on the extinguished debt. Additionally, the Company paid $4.9 million to the creditors in exchange for the modification and reported it as debt discount which is being amortizing over the life of the modified debt using the interest method. Borrowings under the modified Term Loan bear interest at a variable rate plus an applicable margin, subject to an all-in floor of 4.00%. As of July 2, 2016, the Term Loan interest rate was 4.00%. Interest payments are payable quarterly. The Company has entered into interest rate swaps to manage interest rate risk on its long-term debt.
The credit agreement requires the Company to prepay the Term Loan and Revolving Credit Facility, under certain circumstances or transactions defined in the credit agreement. Also, the Company may make optional prepayments of the Term Loan, in whole or in part, without premium or penalty. The Company made such optional principal prepayments of $145 million in 2016. Unless satisfied by further optional prepayments, the Company is required to make a final scheduled principal payment of $1.89 billion due on October 27, 2021.
Borrowings under the Revolving Credit Facility bear interest at a variable rate plus an applicable margin. As of July 2, 2016, the Revolving Credit Facility interest rate was 3.25%. Interest payments are payable quarterly. As of July 2, 2016 and December 31, 2015, the Company did not have any borrowings against the Revolving Credit Facility however, the Company had established letters of credit amounting to $4 million and $3 million, respectively, which reduced funds available for other borrowings under the agreement to $246 million and $247 million, respectively.
The Revolving Credit Facility contains various restrictive and affirmative covenants and is collateralized by a security interest in substantially all of the Company’s assets as defined in the security agreement and guaranteed by its direct and indirect wholly-owned existing and future domestic restricted subsidiaries, subject to certain exceptions. The Company is in compliance with the covenants as of July 2, 2016.

The Company had $116 million as of July 2, 2016, and $156 million as of July 4, 2015 of foreign cash and investments.

Significant Customers
The net sales to significant customers as a percentage of total net sales were as follows:

	Six Months Ended
	July 2, 2016			July 4, 2015
	Zebra	Enterprise	Total	Zebra	Enterprise	Total
Customer A	5.9%	14.2%	20.1%	5.7%	13.6%	19.3%
Customer B	5.0%	8.3%	13.3%	4.7%	8.4%	13.1%
Customer C	5.5%	6.5%	12.0%	4.7%	5.7%	10.4%
No other customer accounted for 10% or more of total net sales during these periods. The customers disclosed above are distributors (i.e. not end users) of the Company’s products.
There are three customers at July 2, 2016 that each accounted for more than 10% of outstanding accounts receivable. The largest customers accounted for 22.2%, 12.9%, and 12.8% of outstanding accounts receivable.

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
There were no material changes in the Company’s market risk during the quarter ended July 2, 2016. For additional information on market risk, refer to the “Quantitative and Qualitative Disclosures About Market Risk” section of the Form 10-K for the year ended December 31, 2015.
In the normal course of business, portions of the Company’s operations are subject to fluctuations in currency values. The Company manages these risks using derivative financial instruments. See Note 8 Derivative Instruments to the Consolidated Financial Statements included in this report for further discussion of derivative instruments.

Zebra could be adversely impacted by the United Kingdom’s referendum on withdrawal from the European Union. Zebra maintains its European regional headquarters and a label converting facility in the U.K. and has significant operations and sales throughout Europe. Because the terms of the U.K.’s withdrawal are uncertain, we are unable at this time to determine the impact on Zebra’s operations and business in the U.K. and Europe. The U.K.’s referendum has resulted, and is expected to continue to result, in market volatility, including fluctuations in the British Pound, that could adversely impact Zebra’s operating costs in the U.K. Such market volatility could also cause customers to alter or delay buying decisions that would adversely impact Zebra’s sales in the U.K. and throughout Europe. A significant portion of our business involves cross border transactions throughout the region. Future trade agreements between the U.K. and the European Union could adversely impact Zebra’s operations in the region by increasing costs on or importation requirements on shipments between our distribution center in the Netherlands and customers in the U.K. or between our facility in the U.K. and customers in the European Union.

Item 4.	Controls and Procedures
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal controls over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management assessed the effectiveness of our internal controls over financial reporting as of July 2, 2016. Based on this assessment, our management believes that, as of July 2, 2016, our internal controls over financial reporting were not effective, due to the identification of a material weakness.
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
Changes in Internal Controls over Financial Reporting
We will continue to implement remedial measures to improve and develop internal controls, processes and procedures in the income tax provision process in order to address the material weakness. During the quarter covered by this report, other than the change discussed in the next paragraph, there have been no other significant changes in the internal controls that have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.
As of May 1, 2016, we completed the first of two phases of integration of our Enterprise Resource Planning systems for the Asia and Pacific region ("APAC"), migrating many of the region’s Enterprise processes and controls onto the Legacy Zebra instance of Oracle. This systems integration focused on our hardware business and included customer order entry and invoicing, inventory procurement and management, accounts payable activity, fixed assets and accounting processes, among other operational processes and related systems. In addition, we have completed the integration of our APAC warehousing, migrating inventory from Penang into our Singapore facility. As part of the systems and warehousing integration, we changed many of the related internal controls primarily by migrating the Enterprise internal controls into the Legacy Zebra internal control structure.

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
See Note 11 Contingencies to the Consolidated Financial Statements included in this report.

Item 1A.	Risk Factors
In addition to the other information included in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2015 and the factors identified under "Safe Harbor" at the end of Item 2 of Part I of the Quarterly Report on Form 10-Q, which could materially affect our business, financial condition, cash flows or results of operations. The risks described in the Annual Report are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently considers immaterial also may materially adversely affect its business, financial condition, and/or operating results. There have been no material changes to the risk factors included in our Annual Report for the year ended December 31, 2015, other than the risk entitled “Zebra could be adversely impacted by the United Kingdom’s referendum on withdrawal from the European Union” which is described below.

Zebra could be adversely impacted by the United Kingdom’s referendum on withdrawal from the European Union. Zebra maintains its European regional headquarters and a label converting facility in the U.K. and has significant operations and sales throughout Europe. Because the terms of the U.K.’s withdrawal are uncertain, we are unable at this time to determine the impact on Zebra’s operations and business in the U.K. and Europe. The U.K.’s referendum has resulted, and is expected to continue to result, in market volatility, including fluctuations in the British Pound, that could adversely impact Zebra’s operating costs in the U.K. Such market volatility could also cause customers to alter or delay buying decisions that would adversely impact Zebra’s sales in the U.K. and throughout Europe. A significant portion of our business involves cross border transactions throughout the region. Future trade agreements between the U.K. and the European Union could adversely impact Zebra’s operations in the region by increasing costs on or importation requirements on shipments between our distribution center in the Netherlands and customers in the U.K. or between our facility in the U.K. and customers in the European Union.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Treasury Shares
The Company did not purchase shares of its Class A Common Stock during the second quarter of 2016.
In November 2011, the Company’s Board authorized the purchase of up to an additional 3,000,000 shares under the purchase plan program and the maximum number of shares that may yet be purchased under the program is 665,475. The November 2011 authorization does not have an expiration date.
During the second quarter of 2016, the Company acquired 73,147 shares of its Class A Common Stock through the withholding of shares necessary to satisfy tax withholding obligations upon the vesting of restricted stock awards. These shares were acquired at an average price of $58.83 per share.

Item 6.	Exhibits

10.1
Refinancing Amendment dated as of June 2, 2016 to the Credit Agreement dated as of October 27, 2014 among Zebra Technologies Corporation, the Lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Revolving Facility Administrative Agent, and Morgan Stanley Senior Funding, Inc. as Term Loan Administrative Agent and Collateral Agent.

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial information from Zebra Technologies Corporation Quarterly Report on Form 10-Q, for the quarter ended July 2, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the consolidated balance sheets; (ii) the consolidated statements of operations; (iii) the consolidated statements of comprehensive (loss) income; (iv) the consolidated statements of cash flows; and (v) notes to consolidated financial statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZEBRA TECHNOLOGIES CORPORATION

Date: August 9, 2016	By:	/s/ Anders Gustafsson
Anders Gustafsson
Chief Executive Officer

Date: August 9, 2016	By:	/s/ Michael C. Smiley
Michael C. Smiley
Chief Financial Officer