Form 10-K/A
period 2015-12-31
ZEBRA TECHNOLOGIES CORP
filed 2016-11-14
CIK 877212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K/A
(Amendment No. 1)

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
As of November 8, 2016, there were 52,785,730 shares of Class A Common Stock, par value $.01 per share, outstanding.
Documents Incorporated by Reference
Certain sections of the registrant’s Notice of Annual Meeting of Stockholders and Proxy Statement for its Annual Meeting of Stockholders to be held on May 19, 2016, are incorporated by reference into Part III of this report, as indicated herein.

EXPLANATORY NOTE

Zebra Technologies Corporation (the "Company") is filing this Amendment No. 1 to its Annual Report on Form 10-K ("Form 10-K/A") for the fiscal year-ended December 31, 2015, which was filed with the Securities and Exchange Commission (SEC) on February 29, 2016 (the "Original Filing"). The Company is filing this Form 10-K/A to reflect restatements of its Consolidated Balance Sheet at December 31, 2015, its Consolidated Statements of Operations, Comprehensive Loss, Stockholders' Equity and Cash Flows for the year ended December 31, 2015, and the related notes thereto, as a result of the correction of errors primarily related to the Company's underaccrual of certain 2015 estimates, most notably for its sales commissions plan, its accounting for income taxes, and an error to the net realizable value of acquired trade receivables impacting goodwill and general and administrative expenses.
By restating our financial statements to correct the errors mentioned above, we are making adjustments for previously identified accounting errors deemed immaterial in aggregate with respect to the year ended December 31, 2015, which were recorded in the Company's 2016 financial results. When these financial statements were originally issued, we assessed the impact of these unrecorded adjustments and concluded that they were not material individually or in the aggregate to our financial statements for the year ended December 31, 2015 and reported fiscal quarters within the year ended December 31, 2015, or any other period. In conjunction with the restatement, we have determined that it is appropriate within this Amendment to reflect these adjustments in the year ended December 31, 2015 Consolidated Financial Statements. Please refer to Note 2 - “Restatement” included in our audited consolidated financial statements and notes thereto in this Amendment for more information regarding the impact of these adjustments.

This Form 10-K/A amends and restates the following sections of the Original Filing, solely as a result of, and to reflect the restatement:

Part I- Item 1A. Risk Factors
Part II - Item 6. Selected Financial Data
Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Part II - Item 8. Financial Statements and Supplemental Data
Part II - Item 9A. Controls and Procedures
Part IV - Item 15. Exhibits, Financial Statement Schedules

Pursuant to the rules of the SEC, Item 15 of Part IV of the Original Filing has been amended to contain the consents of the Company's independent registered public accountants and currently-dated certifications from the Company's principal executive officer and principal financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The consent of the Company's independent registered public accounting firm is attached to the Form 10-K/A as Exhibit 23.1. The certifications of the principal executive officer and principal financial officer are included to this Form 10-K/A as Exhibits 31.1 and 31.2.

For the convenience of the reader, this Form 10-K/A sets forth the information in the Original Filing in its entirety, as such information is modified and superseded where necessary to reflect the restatement and related revisions. Except as provided above, this amendment does not reflect events occurring after the filing of the Original Filing. Accordingly, this Form 10-K/A should be read in conjunction with the Company's filings with the SEC subsequent to the date on which we filed the Original Filing.

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
Customers
Zebra’s customers are diversified across a wide variety of industries, including retail, manufacturing, transportation and logistics, and healthcare industries. Over the past three years, we have had three customers that each accounted for 10% or more of our sales. All three of these customers are distributors and not end-users. No end-user accounts for 10% or more of net sales during these years. See Note 23 Major Customers in the Notes to Consolidated Financial Statements included in this Form 10-K/A.

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
Additional Information
For financial information regarding Zebra, see the Consolidated Financial Statements and the related Notes, which are included in the Annual Report on Form 10-K/A.

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

Zebra has identified a material weakness in its internal control over financial reporting which has and in the future could, if not remediated, result in material misstatements in its financial statements. Zebra’s management is responsible for establishing and maintaining adequate internal controls over its financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act. As disclosed in Item 9A of Part II of this report and Note 2 of the Notes to the Consolidated Financial Statements included in this report, Zebra identified in the first quarter of 2015 a material weakness in its internal control over financial reporting related to the process to review and prepare its quarterly income tax provision. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. As a result of this material weakness, Zebra’s management concluded that its internal control over financial reporting was not effective as of the last day of the period covered by this report. Zebra is actively engaged in developing a remediation plan designed to address this material weakness. As mentioned in Note 2 of the Notes to the Consolidated Financial Statements included in this report, because of the material weakness and other errors identified by Zebra, Zebra's consolidated financial statements contained material misstatements that required restatement of the Company's financial results in this report. If in the future the measures are insufficient to address the material weakness or if additional material weaknesses or significant deficiencies in the internal control are discovered or occur in the future, the consolidated financial statements may contain material misstatements and Zebra could be required to restate its financial results.
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
See Note 17 Contingencies in the Notes to Consolidated Financial Statements included in this Form 10-K/A.

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

Item 6.	Selected Financial Data
FIVE YEAR SUMMARY OF SELECTED CONSOLIDATED FINANCIAL DATA
(In millions, except shares and per share amounts)

	Year Ended December 31,
(Loss)/Earnings (1)	2015 Restated		2014		2013	2012	2011
Net sales	$3,650		$1,671		$1,038	$996	$983
Cost of sales	2,006		893		535	505	496
Gross profit	1,644		778		503	491	487
Acquisition and integration costs	145		127		5	3	—
Exit and restructuring costs	40		6		6	1	2
Other operating expenses	1,422		556		332	323	303
Total operating expenses	1,607		689		343	327	305
Operating income	37		89		160	164	182
(Loss) income from continuing operations before income taxes	(180)	(2)	17	(2)	164	164	180
(Loss) income from continuing operations, net of tax	(158)		32		134	122	131
Income (loss) from discontinued operations, net of tax (3)	—		—		—	1	44
Net (loss) income	$(158)		$32		$134	$123	$175
Basic earnings per share:
(Loss) income from continuing operations	$(3.10)		$0.64		$2.65	$2.36	$2.42
Income (loss) from discontinued operations (3)	—		—		—	0.02	0.82
Net (loss) income	$(3.10)		$0.64		$2.65	$2.38	$3.24
Diluted earnings per share:
(Loss) income from continuing operations	$(3.10)		$0.63		$2.63	$2.35	$2.40
Income (loss) from discontinued operations (3)	—		—		—	0.02	0.82
Net (loss) income	$(3.10)		$0.63		$2.63	$2.37	$3.22
Weighted average shares outstanding
Basic	50,996,297		50,789,173		50,692,942	51,566,468	53,853,579
Diluted	50,996,297		51,379,698		51,063,189	51,843,051	54,190,871

	December 31,
Balance Sheet (1)	2015 Restated	2014	2013	2012	2011
Cash and cash equivalents, investments and marketable securities	$192	$418	$416	$394	$327
Working capital (4)	439	719	635	616	476
Total assets	5,040	5,539	1,120	968	899
Long-term obligations (5)	3,252	3,346	15	14	12
Stockholders’ equity	893	1,040	959	857	777

(1)	Includes the Enterprise business from its date of acquisition October 27, 2014.

(2)	2015 includes interest expense of $197 million and forward swaps gain of $4 million. 2014 includes interest expense of $57 million and forward swaps loss of $5 million.

(3)	In 2011, the Company sold two businesses, Navis, LLC and Proveo AG and reported the results as discontinued operations.

(4)	Calculated as current assets minus current liabilities.

(5)	Long-term obligations includes long-term debt, deferred revenue, and other long-term liabilities.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
Percentage changes provided throughout Management's Discussion and Analysis of Financial Condition and Results of Operations were calculated on amounts rounded to the nearest thousand. All of the financial information presented in this Item 7 has been revised to reflect the restatement more fully described in Note 2 to the Consolidated Financial Statements.

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

Results of Operations: Year Ended 2015 (Restated) versus Year Ended 2014 and Year Ended 2014 versus Year Ended 2013
Consolidated Results of Operations (Acquisition of Enterprise impacted the last two months of 2014)
(Amounts in millions, except percentages)

	Year Ended December 31,			Percent Change 2015 vs 2014	Percent Change 2014 vs 2013
	2015 Restated	2014	2013
Net sales	$3,650	$1,671	$1,038	118.3%	61.0%
Gross profit	1,644	778	503	111.3%	54.5%
Operating expenses	1,607	689	343	133.1%	100.8%
Operating income	$37	$89	$160	(58.4)%	(44.5)%
Gross margin	45.0%	46.6%	48.5%
Net sales by product category were as follows (amounts in millions, except percentages):

	Year Ended December 31,			Percent Change 2015 vs 2014	Percent Change 2014 vs 2013
	2015 Restated	2014	2013
Hardware	$2,863	$1,234	$740	132.1%	66.6%
Supplies	268	265	244	1.2%	8.7%
Service and Software	519	172	54	201.7%	220.8%
Total Net sales	$3,650	$1,671	$1,038
Net sales to customers by geographic region were as follows (in millions, except percentages):

	Year Ended December 31,			Percent Change 2015 vs 2014	Percent Change 2014 vs 2013
	2015 Restated	2014	2013
Europe, Middle East, and Africa	$1,194	$583	$326	104.8%	78.6%
Latin America	219	135	99	62.7%	35.9%
Asia-Pacific	463	216	153	114.3%	41.4%
Total International	1,876	934	578	100.9%	61.4%
North America	1,774	737	460	140.7%	60.3%
Total Net sales	$3,650	$1,671	$1,038

Operating expenses are summarized below (in millions, except percentages):

	Year Ended December 31,			Percent Change 2015 vs 2014	Percent Change 2014 vs 2013
	2015 Restated	2014	2013
Selling and marketing	$494	$213	$138	131.6%	54.5%
Research and development	394	151	91	160.7%	65.8%
General and administrative	283	138	96	104.8%	43.2%
Amortization of intangible assets	251	54	7	364.0%	632.7%
Acquisition and integration costs	145	127	5	14.4%	NM
Exit and restructuring costs	40	6	6	565.9%	2.0%
Total Operating expenses	$1,607	$689	$343	133.2%	100.8%

The Company's non-operating income and expense items and income taxes are summarized in the following tables (in millions, except percentages):

	Year Ended December 31,			Percent Change 2015 vs 2014	Percent Change 2014 vs 2013
	2015 Restated	2014	2013
Foreign exchange loss	$(23)	$(9)	$(1)	162.6%	NM
Interest expense and other, net	(194)	(63)	5	207.0%	NM
Total other (expenses)/income	$(217)	$(72)	$4	201.6%	NM

	Year Ended December 31,			Percent Change 2015 vs 2014	Percent Change 2014 vs 2013
	2015 Restated	2014	2013
Income tax (benefit) expense	$(22)	$(15)	$30	46.7%	(150.7)%

2015 compared to 2014
Net sales growth of 118.3% for the twelve months ended December 31, 2015 as compared to the prior year was primarily as a result of the Acquisition of the Enterprise business and higher North America sales, offset partially by $149 million of unfavorable foreign currency effects, net of hedges. The Enterprise business, including purchase accounting adjustments, contributed $1,888 million or 95.4% of the increase in total net sales, increased gross profit by $808 million or 93.4%, and increased recurring operating expenses by $830 million or 95.9%, and non-recurring operating expenses by $42 million or 81.3%. Included within the total recurring operating expenses was an increase of $197 million of amortization expense as a result of intangibles acquired. Within non-recurring operating expenses were increases of $18 million of integration and acquisition costs as a result of IT costs of transitioning and exiting the Motorola platforms and $24 million of exit and restructuring costs as a result of integrating acquired facilities and related employees.

Included in the total Enterprise impacts of 2015 versus 2014 are the following purchase accounting adjustments: a $10 million reduction in revenue related to the valuation of service contracts acquired, a $25 million decrease to cost of sales related to a step up in value of inventory acquired, and a $167 million increase in depreciation and amortization expenses.

Net sales, excluding the impact of the Acquisition of the Enterprise business, increased by $91 million or 7.7% in 2015 versus 2014. The unfavorable impact of foreign currency reduced sales by $70 million. This increase is primarily due to sales growth in the North America and Asia-Pacific regions, specifically higher volumes of barcode printers and location solutions. Latin America sales were lower driven by a weak macro-economic environment. Consolidated net sales, excluding the effect of the Enterprise business, grew 12.5%, on a constant currency basis.

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

Operating expenses for the year ended December 31, 2015, excluding the effect of the Enterprise business, were $415 million compared to $370 million in the prior year. Included in the increase were exit and restructuring costs within Legacy Zebra of $10 million related to organizational redesign. As a percentage of sales, operating expenses, excluding the Enterprise business, were 32.3% for the year ended December 31, 2015 compared to 31.0% for the year ended December 31, 2014 primarily due to additional investments made to support business growth in the sales, research and development, and administrative functions, and exit and restructuring costs.
Operating income for the year ended December 31, 2015, excluding the effect of the Enterprise business, increased $12 million or 5.2% compared to the prior year. The increase is primarily due to higher sales and gross profit, partially offset by higher operating expenses and the unfavorable foreign currency effects, net of hedges.

The Company recognized a foreign exchange loss of $23 million for 2015 as a result of changes in the value of non-US dollar assets and liabilities primarily related to the Enterprise business that were not hedged during the period.
Interest expense was $194 million for the year ended December 31, 2015 compared to $63 million for 2014 mainly reflecting the indebtedness incurred related to the Acquisition of $3.2 billion borrowed in October of 2014. There was also $4 million of forward interest rate swap gains in 2015 included in interest expense compared to a $5 million loss in 2014 primarily due to the changes in the market interest rates.

In 2015, the Company recognized a tax benefit of $22 million compared to a tax benefit of $15 million for 2014. The Company’s effective tax rates were 12.2% and (95.0)% as of December 31, 2015 and December 31, 2014, respectively. The Company’s effective tax rate was lower than the federal statutory rate of 35% primarily due to pre-tax losses in the United States and corporate structure realignment initiatives in various non-US jurisdictions.

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
Results of Operations by Segment
The following commentary should be read in conjunction with the financial results of each operating business segment as detailed in Note 22 Segment Information and Geographic Data in the Notes to the Consolidated Financial Statements included in this Form 10-K/A. The segment results exclude purchase accounting adjustments, amortization, acquisition, integration, and exit and restructuring costs.
Legacy Zebra Segment
(amounts in millions, except percentages)

	Year Ended December 31,			Percent Change 2015 vs 2014	Percent Change 2014 vs 2013
	2015 Restated	2014	2013
Net sales	$1,286	$1,195	$1,038	7.7%	15.1%
Gross profit	654	598	504	9.4%	18.7%
Operating expenses	396	360	325	10.0%	10.6%
Operating income	$258	$238	$179	8.4%	33.3%
Gross margin	50.9%	50.0%	48.5%

2015 compared to 2014
Net sales for 2015 increased $91 million or 7.7% compared to 2014. Net sales growth compared to 2014 on a constant currency basis was $149 million or 12.5%. This reflects higher net sales for the North America and Asia-Pacific regions. Net sales in EMEA were essentially unchanged while Latin America net sales were lower. On a constant currency basis, net sales in EMEA increased 14% compared to 2014. The increase in net sales for the North America region was primarily due to higher volume of sales related to barcode printers and location solutions. The higher level of net sales for EMEA and Asia-Pacific regions reflected increased volumes of barcode printers. The decrease in net sales in the Latin America region was primarily driven by a weak macro-economic environment.
Gross margin as a percentage of sales was 50.9% for the year ended December 31, 2015 compared to 50.0% for 2014. This increase in margins reflects the favorable impact of higher unit sales and lower product costs for both hardware and supplies, offset partially by unfavorable foreign currency effects, net of hedges.
Operating income for the year ended December 31, 2015, increased 8.4% as a result of higher sales and gross profit partially offset by increases in operating expenses and unfavorable foreign currency effects, net of hedges. Operating expenses increased compared to the prior year primarily to support business growth.

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

Enterprise Segment (amounts in millions, except percentages)

	Year Ended December 31,		Percent Change 2015 vs 2014
	2015 Restated	2014
Net sales	$2,380	$482	393.6%
Gross profit	1,010	215	370.3%
Operating expenses	774	150	416.7%
Operating income	$236	$65	263.1%
Gross margin	42.4%	44.5%

2015 compared to 2014
On October 27, 2014, the Company acquired Enterprise, an industry leader in mobile computing and data capture technologies and services, therefore 2014 only includes results since the acquisition date.
For the year ended December 31, 2015, net sales for Enterprise were $2.4 billion compared to $482 million in 2014, which includes net sales only for the period following the Acquisition. Mobile computing, data capture, and repair services generated the majority of Enterprise net sales for the year in 2015 and 2014. The regions which accounted for the majority of 2015 and 2014 Enterprise net sales included North America and EMEA. Sales in the fourth quarter were $635 million, up 4.8% compared to the third quarter due to higher net sales in EMEA.
Gross profit margin for the full year 2015 was 42.4%. Gross margin of 44.5% in 2014 reflects only the period following the Acquisition on October 27, 2014. Gross margin in the fourth quarter was 42.4%, comparable to the third quarter of 2015, reflecting higher gross margin in services offset by unfavorable foreign currency effects.
Enterprise's operating expenses for 2015 were $774 million and operating income for 2015 was $236 million. Operating expenses in the fourth quarter were flat compared to the third quarter; however the fourth quarter was 30.8% of sales compared to 31.9% in the third quarter of 2015 due to the improved operating leverage.
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
Our estimates and assumptions affect the reported amounts in our consolidated financial statements. See Note 3 Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements included in this Form 10-K/A.
Recently Issued Accounting Pronouncements
See Note 3 Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements included in this Form 10-K/A.

Liquidity and Capital Resources
In connection with the Acquisition in October 2014, we incurred indebtedness totaling $3.25 billion. As of December 31, 2015, we had long-term debt totaling $3.09 billion. We did not have any borrowings against our revolving credit facility with $247 million available ($250 million less $3 million of outstanding letters of credit). See Note 14 Long-Term Debt in the Notes to Consolidated Financial Statements included in this Form 10-K/A for further details and under Financing activities below. The primary factors that influence our liquidity include, but are not limited to, the amount and timing of our revenues, cash collections from our customers, capital expenditures, repatriation of foreign cash and investments, and acquisitions of third-parties. Management believes that existing capital resources and funds generated from operations are sufficient to meet anticipated capital requirements and service our indebtedness. The following table summarizes our cash flow activities for the years indicated (in millions):

	Year Ended December 31,
	2015 Restated	2014	2013
Cash flow (used in) provided by:
Operating activities	$110	$248	$194
Investing activities	(148)	(3,111)	(153)
Financing activities	(149)	3,192	(44)
Effect of exchange rates on cash balances	(15)	2	1
Net (decrease) increase in cash and cash equivalents	$(202)	$331	$(2)
The change in our cash and cash equivalents balance is reflective of the following:
2015 vs. 2014
Cash flows from operations decreased $138 million during 2015 to $110 million. While an increase in net loss of $190 million netted against an increase in non-cash operating items of $161 million yielded a decrease in cash flow from operations of $29 million, the overall decrease in cash provided by operating activities is primarily attributable to changes in certain assets and liabilities of $109 million during 2015. These changes consisted primarily of a decrease in cash inflows related to accounts payable and accrued liabilities of $252 million offset by a $72 million decrease in cash outflows for accounts receivable and a $52 million increase in cash inflows for income taxes payable.

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
Credit Facilities
On October 27, 2014, the Company entered into a credit agreement, which provides for a term loan of $2.2 billion ("Term Loan") and a revolving credit facility of $250 million ("Revolving Credit Facility"). Borrowings under the Term Loan bear interest at a variable rate plus an applicable margin, subject to an all-in floor of 4.75%. As of December 31 2015, the Term Loan interest rate was 4.75%. Interest payments are payable quarterly. The October 2012 revolving credit agreement for $250 million with a syndicate of banks was terminated upon execution of this credit agreement. The Company has entered into interest rate swaps to manage interest rate risk on its long-term debt. See Note 14 Derivative Instruments in the Notes to Consolidated Financial Statements in this Form 10-K/A for further details.
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
Uncertain tax position liabilities of $40 million have been excluded from the above table as we cannot make a reasonably reliable estimate of the period of cash settlement with the respective taxing authority.

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
In connection with the acquisition of Enterprise, Zebra incurred significant debt, including variable rate debt (subject to interest rate caps). As of December 31, 2015, we had $2 billion of debt outstanding under our Term Loan, which bears interest determined by reference to a variable rate index. To mitigate this risk, we entered into forward interest rate swaps to hedge the interest rate risk associated with the variable interest payments on our Term Loan that was used to fund the acquisition of Enterprise. Refer to Note 14 Derivative Instruments in the Notes to Consolidated Financial Statements included in this Form 10-K/A for further discussions of hedging activities.
Foreign Exchange Risk
We provide products and services in over 170 countries throughout the world and, therefore, at times are exposed to risk based on movements in foreign exchange rates. On occasion, we invoice customers in their local currency and have a resulting foreign currency denominated revenue transaction and accounts receivable. We also purchase certain raw materials and other items in foreign currencies. We manage these risks using derivative financial instruments. See Note 14 Derivative Instruments in the Notes to the Consolidated Financial Statements included in this Form 10-K/A for further discussions of hedging activities.

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
Evaluation of Disclosure Controls and Procedures
The Company has conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this Form 10-K/A. The evaluation was conducted under the supervision of its Disclosure Committee, and with the participation of management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company has concluded that, due to a material weakness in our internal controls over financial reporting as described below, its disclosure controls and procedures were not effective as of December 31, 2015.

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
This material weakness has in part resulted in a restatement of the filed financial statements within this Form 10-K/A.

Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on Zebra’s internal controls over financial reporting. Ernst & Young LLP’s report is included on page 39 of this report on Form 10-K/A.

Remediation Plan
Management and the Board of Directors are committed to the continued improvement of the Company’s overall system of internal controls over financial reporting. With the identification of the material weakness associated with the preparation and review process of our quarterly and annual tax provision in 2015, we began implementing a remediation plan to address these issues. This plan includes the implementation of improved and documented processes and procedures, as well as hiring additional accounting and tax professionals. We believe our actions will be effective in remediating the material weakness, but only after the applicable processes and procedures have been in place for a sufficient period of time is management able to conclude through testing that these controls are effective. Because some of the controls are executed only at year-end, we cannot evaluate them for effectiveness until the related processes and procedures are completed and tested.

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

During the quarter covered by this report and other than as described above, there have been no other changes in the internal controls that have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

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
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness in controls related to the Company’s income tax process. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Zebra Technologies Corporation and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2015. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2015 financial statements, and this report does not affect our report dated February 29, 2016, except for Note 2 as to which the date is November 14, 2016, which expressed an unqualified opinion on those financial statements.
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized, on the 14th day of November 2016.

ZEBRA TECHNOLOGIES CORPORATION
By: /s/ Anders Gustafsson
Anders Gustafsson
Chief Executive Officer
Pursuant to the requirements of the Securities and Exchange Act of 1934, the report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Anders Gustafsson Anders Gustafsson	Chief Executive Officer and Director (Principal Executive Officer)	November 14, 2016

/s/ Michael C. Smiley Michael C. Smiley	Chief Financial Officer (Principal Financial Officer)	November 14, 2016

/s/ Colleen O'Sullivan Colleen O'Sullivan	Chief Accounting Officer	November 14, 2016

/s/ Michael A. Smith Michael A. Smith	Director and Chairman of the Board of Directors	November 14, 2016

/s/ Chirantan Desai Chirantan Desai	Director	November 14, 2016

/s/ Richard Keyser Richard Keyser	Director	November 14, 2016

/s/ Andrew Ludwick Andrew Ludwick	Director	November 14, 2016

/s/ Ross W. Manire Ross W. Manire	Director	November 14, 2016

/s/ Frank B. Modruson Frank B. Modruson	Director	November 14, 2016

/s/ Janice M. Roberts Janice M. Roberts	Director	November 14, 2016

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

As discussed in Note 2 to the consolidated financial statements, the accompanying consolidated financial statements have been restated to correct errors in accrued sales commissions, income taxes and certain other identified accounts.
As discussed in Note 3 to the consolidated financial statements, the Company changed its method for the balance sheet classification of deferred taxes in 2015.
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

/s/ Ernst & Young LLP
Chicago, Illinois
February 29, 2016, except for Note 2, as to which the date is November 14, 2016

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	December 31,
	2015 Restated	2014
Assets
Current assets:
Cash and cash equivalents	$192	$394
Investments and marketable securities	—	24
Accounts receivable	671	671
Inventories, net	397	394
Deferred income taxes	—	123
Income tax receivable	4	13
Prepaid expenses and other current assets	70	53
Total Current assets	1,334	1,672
Property and equipment, net	298	255
Goodwill	2,490	2,490
Other intangibles, net	757	1,029
Long-term deferred income taxes	70	—
Other long-term assets	91	93
Total Assets	$5,040	$5,539
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$289	$327
Accrued liabilities	367	421
Deferred revenue	197	196
Current portion of long-term debt	—	4
Income taxes payable	42	5
Total Current liabilities	895	953
Long-term debt	3,012	3,156
Long-term deferred tax liability	1	200
Long-term deferred revenue	124	116
Other long-term liabilities	115	74
Total Liabilities	4,147	4,499
Stockholders’ Equity:
Preferred stock, $.01 par value; authorized 10,000,000 shares; none issued	—	—
Class A common stock, $.01 par value; authorized 150,000,000 shares; issued 72,151,857 shares	1	1
Additional paid-in capital	194	147
Treasury stock at cost, 19,990,006 and 20,497,520 shares at December 31, 2015 and December 31, 2014, respectively	(631)	(634)
Retained earnings	1,377	1,535
Accumulated other comprehensive loss	(48)	(9)
Total Stockholders’ Equity	893	1,040
Total Liabilities and Stockholders’ Equity	$5,040	$5,539
See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share data)

	Year Ended December 31,
	2015 Restated	2014	2013
Net sales
Net sales of tangible products	$3,131	$1,499	$984
Revenue from services and software	519	172	54
Total Net sales	3,650	1,671	1,038
Cost of sales
Cost of sales of tangible products	1,629	792	508
Cost of services and software	377	101	27
Total Cost of sales	2,006	893	535
Gross profit	1,644	778	503
Operating expenses:
Selling and marketing	494	213	138
Research and development	394	151	91
General and administrative	283	138	96
Amortization of intangible assets	251	54	7
Acquisition and integration costs	145	127	5
Exit and restructuring costs	40	6	6
Total Operating expenses	1,607	689	343
Operating income	37	89	160
Other (expenses) income:
Foreign exchange loss	(23)	(9)	(1)
Interest expense, net	(193)	(62)	—
Other, net	(1)	(1)	5
Total Other (expenses) income	(217)	(72)	4
(Loss) income before income taxes	(180)	17	164
Income tax (benefit) expense	(22)	(15)	30
Net (loss) income	$(158)	$32	$134
Basic (loss) earnings per share	$(3.10)	$0.64	$2.65
Diluted (loss) earnings per share	$(3.10)	$0.63	$2.63

Basic weighted average shares outstanding	50,996,297	50,789,173	50,692,942
Diluted weighted average and equivalent shares outstanding	50,996,297	51,379,698	51,063,189
See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In millions)

	Year Ended December 31,
	2015 Restated	2014	2013
Net (loss) income	$(158)	$32	$134
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on anticipated sales hedging transactions	(6)	7	—
Unrealized (loss) on forward interest rate swaps hedging transactions	(7)	(8)	—
Foreign currency translation adjustment	(26)	1	1
Comprehensive (loss) income	$(197)	$32	$135
See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except share data)

	Class A Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance at December 31, 2012	$1	$139	$(642)	$1,369	$(10)	$857
Repurchase of 1,356,861 shares of Class A common stock	—	—	(63)	—	—	(63)
Issuance of 963,750 treasury shares upon exercise of stock options, purchases under stock purchase plan and grants of restricted stock awards net of cancellations	—	(11)	34	—	—	23
Repurchased 165,610 shares in exchange for the payment of taxes related to the net share settlements of equity awards			(8)			(8)
Additional tax benefit resulting from exercise of options	—	2	—	—	—	2
Share-based compensation	—	13	—	—	—	13
Net income	—	—	—	134	—	134
Foreign currency translation adjustment	—	—	—	—	1	1
Balance at December 31, 2013	$1	$143	$(679)	$1,503	$(9)	$959
Issuance of 1,370,705 treasury shares upon exercise of stock options, purchases under stock purchase plan and grants of restricted stock awards net of cancellations	—	(22)	50	—	—	28
Repurchased 65,914 shares in exchange for the payment of taxes related to the net share settlements of equity awards			(5)			(5)
Additional tax benefit resulting from exercise of options	—	6	—	—	—	6
Share-based compensation	—	20	—	—	—	20
Net income	—	—	—	32	—	32
Unrealized gain anticipated sales hedging transactions (net of income taxes)	—	—	—	—	7	7
Unrealized loss on forward interest rate swaps hedging transactions (net of income taxes)	—	—	—	—	(8)	(8)
Foreign currency translation adjustment	—	—	—	—	1	1
Balance at December 31, 2014	$1	$147	$(634)	$1,535	$(9)	$1,040
Issuance of 646,395 treasury shares upon exercise of stock options, purchases under stock purchase plan and grants of restricted stock awards net of cancellations	—	1	16	—	—	17
Repurchased 138,881 shares in exchange for the payment of taxes related to the net share settlements of equity awards			(13)			(13)
Issuance of warrants exercisable for 250,000 shares, exercise price $89.34, expiration April 5, 2017	—	4	—	—	—	4
Additional tax benefit resulting from exercise of options	—	11	—	—	—	11
Equity based compensation	—	31	—	—	—	31
Net loss (restated)	—	—	—	(158)	—	(158)
Unrealized loss on anticipated sales hedging transactions (net of income taxes)	—	—	—	—	(6)	(6)
Unrealized loss on forward interest rate swaps hedging transactions (net of income taxes)	—	—	—	—	(7)	(7)
Foreign currency translation adjustment (restated)	—	—	—	—	(26)	(26)
Balance at December 31, 2015 (restated)	$1	$194	$(631)	$1,377	$(48)	$893
See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2015 Restated	2014	2013
Cash flows from operating activities:
Net (loss) income	$(158)	$32	$134
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	320	81	32
Amortization of debt issuance cost and discount	16	2	—
Equity-based compensation	31	20	13
Excess tax benefit from share-based compensation	(12)	(6)	(4)
Deferred income taxes	(142)	(44)	8
Realized (gain) loss on forward interest rate swaps	(4)	5	—
All other, net	14	4	—
Changes in assets and liabilities, net of businesses acquired:
Accounts receivable	2	(70)	(7)
Inventories	(13)	(2)	3
Other assets	(7)	(13)	—
Accounts payable	(21)	62	7
Accrued liabilities	(5)	164	6
Deferred revenue	16	10	2
Income taxes	47	(5)	—
Other operating activities	26	8	—
Net cash provided by operating activities	110	248	194
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(52)	(3,399)	(95)
Purchases of property and equipment	(122)	(39)	(20)
Proceeds from the sale of long-term investments	3	—	—
Acquisition of intangible assets	—	—	(2)
Purchases of long-term investments	(1)	(2)	(12)
Purchases of investments and marketable securities	(1)	(651)	(410)
Maturities of investments and marketable securities	—	336	49
Proceeds from sales of investments and marketable securities	25	644	337
Net cash used in investing activities	(148)	(3,111)	(153)
Cash flows from financing activities:
Payment of debt issuance costs	—	(24)	—
Proceeds from issuance of long-term debt	—	3,189	—
Purchase of treasury stock	—	—	(63)
Payment of long term-debt	(165)	—	—
Proceeds from exercise of stock options and stock purchase plan purchases	17	26	23
Taxes paid related to net share settlement of equity awards	(13)	(5)	(8)
Excess tax benefit from share-based compensation	12	6	4
Net cash (used in) provided by financing activities	(149)	3,192	(44)
Effect of exchange rate changes on cash	(15)	2	1
Net (decrease) increase in cash and cash equivalents	(202)	331	(2)
Cash and cash equivalents at beginning of year	394	63	65
Cash and cash equivalents at end of year	$192	$394	$63
Supplemental disclosures of cash flow information:
Income taxes paid	$38	$17	$18
Interest paid	$183	$—	$—
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
Note 2 Restatement
During the first half of 2016, the Company identified certain errors in its 2015 annual consolidated financial statements primarily related to the underaccrual of certain estimates in 2015, most notably for its sales commission plan, which were partially offset by tax-related items. These errors were originally corrected in the first half of 2016 by recording $11 million of additional pre-tax expenses, primarily within operating expenses, which when combined with tax-related items resulted in a $7 million increase to the net loss within the consolidated statement of operations as of the six months ended July 2, 2016. During the third quarter of 2016, the Company identified additional income tax errors related to 2015 and an error to the net realizable value of trade receivables acquired in connection with the Company's acquisition of the Enterprise business of Motorola Solutions, Inc impacting goodwill and general and administrative expenses. The Company has concluded that these errors were material, in the aggregate, to the consolidated financial statements for the year ended December 31, 2015.
By restating our financial statements to correct the errors discussed above, we are making adjustments for previously identified accounting errors deemed immaterial with respect to the year ended December 31, 2015, which were recorded in the Company's 2016 financial results. In conjunction with the restatement, we have determined that it is appropriate within this Amendment to reflect these adjustments in the year ended December 31, 2015 consolidated financial statements.
The Consolidated Balance Sheet, Consolidated Statement of Operations, Consolidated Statement of Comprehensive Loss, Consolidated Statement of Stockholders’ Equity, and Consolidated Statement of Cash Flows, Notes 4, 7, 8, 10, 11, 12, 13, 14, 18, 20, 21, 22, and 24 in these financial statements as well as the Financial Statement Schedule II were updated to reflect the restatement.
The tables below present the impact of the restatement on the Company's financial statement line items:
Impacted Consolidated Balance Sheet Accounts (dollars in millions)

	As of December 31, 2015
	As Previously Reported	Restatement Adjustments	As Restated
Accounts receivable, net	$674	$(3)	$671
Inventories, net	394	3	397
Prepaid expenses and other current assets	68	2	70
Total Current assets	1,332	2	1,334
Goodwill	2,493	(3)	2,490
Long-term deferred income taxes	52	18	70
Other long-term assets	92	(1)	91
Total Assets	5,024	16	5,040
Accrued liabilities	358	9	367
Deferred revenue	198	(1)	197
Income tax payable	31	11	42
Total Current liabilities	876	19	895
Other long-term liabilities	98	17	115
Total liabilities	4,111	36	4,147
Retained earnings	1,398	(21)	1,377
Accumulated other comprehensive loss	(49)	1	(48)
Total Stockholders' Equity	913	(20)	893
Total Liabilities and Stockholders' Equity	5,024	16	5,040
Impacted Consolidated Statement of Operations Accounts (dollars in millions, except per share data)

	For the year ended December 31, 2015
	As Previously Reported	Restatement Adjustments	As Restated
Net sales of tangible products	$3,133	$(2)	$3,131
Cost of sales of tangible products	1,631	(2)	1,629
Selling and marketing	486	8	494
General and administrative	277	6	283
Acquisition and integration costs	144	1	145
Exit and restructuring costs	39	1	40
Operating income	53	(16)	37
Foreign exchange loss	(22)	(1)	(23)
Interest expense, net	(194)	1	(193)
Loss before income taxes	(164)	(16)	(180)
Income tax (benefit) expense	(27)	5	(22)
Net loss	(137)	(21)	(158)

Basic loss per share	$(2.69)	$(0.41)	$(3.10)
Diluted loss per share	$(2.69)	$(0.41)	$(3.10)

Impacted Consolidated Statement of Cash Flows (dollars in millions)

	For the year ended December 31, 2015
	As Previously Reported	Restatement Adjustments	As Restated
Net loss	$(137)	$(21)	$(158)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income taxes	(124)	(18)	(142)
Changes in assets and liabilities, net of business acquired:
Accounts receivable	(6)	8	2
Inventories	(10)	(3)	(13)
Other assets	(6)	(1)	(7)
Accrued liabilities	(13)	8	(5)
Deferred revenue	17	(1)	16
Income taxes	38	9	47
Other operating activities	8	18	26
Net cash provided by operating activities	111	(1)	110
Effect of foreign exchange rate changes on cash	(16)	1	(15)
The Consolidated Statements of Comprehensive Loss and Stockholders' Equity were corrected for the $21 million increase in net loss and $1 million error in foreign currency translation.
Note 3 Summary of Significant Accounting Policies
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
Fair Value of Financial Instruments. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Our financial assets and financial liabilities that require recognition under the accounting guidance generally include our available-for-sale investments, employee deferred compensation plan investments, foreign currency derivatives and interest rate swaps. In accordance with ASC 815, "Derivatives and Hedging" we recognize derivative instruments and hedging activities as either assets or liabilities on the balance sheet and measure them at fair value. Gains and losses resulting from changes in fair value are accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting. See Note 14 Derivative Instruments for additional information on our derivatives and hedging activities.
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
Share-Based Compensation. At December 31, 2015, the Company had a general share-based compensation plan and an employee stock purchase plan under which shares of our common stock were available for future grants and sales, and which are described more fully in Note 19 Share-Based Compensation. We account for these plans in accordance with ASC 505 "Equity" and ASC 718 "Compensation - Stock Compensation." The Company recognizes compensation costs using the straight-line method over the vesting period upon grant of up to 4 years.

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

Recently Adopted

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
In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments,” which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. This update is to be applied prospectively and is effective for interim and annual periods beginning after December 15, 2015 with earlier adoption permitted. The Company elected to early adopt this ASU during the third quarter of 2015. See Note 4 Business Combinations for additional information.

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

Note 4 Business Combinations
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

The Company financed the Acquisition through a combination of cash on hand and borrowings of $3.25 billion (the “Indebtedness”), including the sale of 7.25% senior notes due 2022 in an aggregate principal amount of $1.05 billion and a credit agreement with various lenders that provided a term loan of $2.2 billion due 2021. See Note 15 Long-Term Debt. The consideration paid to MSI was 100% cash in the amount of $3.45 billion. During the year ended December 31, 2015, the Company paid additional consideration of $51 million to MSI which included a $2 million opening cash adjustment and settlement of working capital adjustments.
In connection with its acquisitions, the Company incurred related transaction expenses, which have been recorded in acquisition and integration costs in the consolidated statements of operations of approximately $145 million, $127 million and $5 million for the years ended December 31, 2015, 2014 and 2013, respectively.
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

The purchase price was allocated to identifiable tangible and intangible assets acquired and liabilities assumed based on their estimated fair values resulting in goodwill of $2.336 billion. See Note 10 Goodwill and Other Intangibles. During 2015, the Company adjusted certain preliminary values from 2014. The fair value adjustments resulted in an increase of $100 million in assets, an increase of $108 million in liabilities and a foreign currency translation adjustment of $8 million. Certain intangible assets including goodwill are denominated in foreign currency and, as such, include the effects of foreign currency translation.

The following table summarizes the fair values of the assets acquired and the liabilities assumed at the date of the Acquisition (in millions) (restated):

Cash and cash equivalents	$101
Accounts receivable (1)	445
Inventories	264
Deferred income taxes, current	142
Other current assets	22
Property and equipment	123
Deferred income taxes	84
Intangible assets	994
Other non-current assets	49
Deferred revenue	(172)
Tax liabilities	(11)
Deferred income taxes, current	(36)
Other current liabilities (2)	(364)
Long-term deferred revenue	(103)
Unrecognized tax benefits	(6)
Other non-current liabilities	(24)
Deferred income taxes	(299)
Total identifiable net assets	$1,209

(1)
Based on the purchase price allocations, accounts receivable estimated fair value is $445 million and a gross contractual value of $461 million. The difference represents The Company’s best estimate of the contractual cash flows that will not be collected.

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

During September 2015, the Company received a revised valuation report from a third party valuation firm. After reviewing the results of the valuation reports, the Company reduced the value of intangible assets $20 million, property and equipment $3 million and deferred revenue $1 million and increased inventory $1 million with a corresponding $21 million increase to goodwill. As discussed in Note 3 Summary of Significant Accounting Policies, the Company has adopted ASU 2015-16 “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments,” which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The fair value, balance sheet adjustments recorded during the third quarter of 2015 and related income statement effects that would have been recognized in previous periods even if we had not early adopted ASU 2015-16 are immaterial.
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

Note 5 Fair Value Measurements
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

(3)
The fair value of forward interest rate swap is based upon a valuation model that uses relevant observable market inputs at the quoted intervals, such as forward yield curves, and is adjusted for the Company's own credit risk and the interest rate swap terms. See gross balance reporting in Note 14 Derivative Instruments.

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
Note 6 Investments and Marketable Securities
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

Note 7 Accounts Receivable
The components of accounts receivable, net are as follows (in millions):

	December 31,
	2015 Restated	2014
Accounts receivable, gross	$677	$672
Accounts receivable reserves	(6)	(1)
Accounts receivable, net	$671	$671

Note 8 Inventories
The components of inventories, net are as follows (in millions):

	December 31,
	2015 Restated	2014
Raw material	$178	$140
Work in process	—	—
Finished goods	274	260
Inventories, gross	452	400
Inventory reserves	(55)	(6)
Inventories, net	$397	$394

Note 9 Property and Equipment
Property and equipment is comprised of the following (in millions):

	December 31,
	2015	2014
Buildings	$50	$49
Land	10	10
Machinery, equipment and tooling	210	178
Furniture and office equipment	20	14
Computers and software	180	147
Leasehold improvements	63	21
Projects in progress - other	21	29
	554	448
Less accumulated depreciation and amortization	(256)	(193)
Net property and equipment	$298	$255
Other items related to property and equipment are as follows (in millions):

	December 31,
	2015	2014
Unamortized computer software costs	$40	$41

	Year Ended December 31,
	2015	2014	2013
Amortization of capitalized software	$9	$9	$9
Total depreciation expense charged to operations	69	27	25

Note 10 Goodwill and Other Intangibles
In 2014, the Company acquired intangible assets in the amount of $994 million for developed technology, customer relationships and trade names associated with the Acquisition. These intangible assets have an estimated useful life ranging from 1 to 8 years. See Note 4 Business Combinations for specific information regarding the Acquisition.
Other intangibles, net are as follows (in millions):

	December 31, 2015
	Gross Amount	Accumulated Amortization	Net Amount
Amortized intangible assets
Current technology	$25	$(19)	$6
Trade names	40	(24)	16
Unpatented technology	270	(87)	183
Patent and patent rights	247	(99)	148
Customer relationships	517	(113)	404
Total	$1,099	$(342)	$757
Amortization expense for the year ended December 31, 2015		$251

Estimated amortization expense:	Amount
For the year ended December 31, 2016	$234
For the year ended December 31, 2017	198
For the year ended December 31, 2018	108
For the year ended December 31, 2019	88
For the year ended December 31, 2020	42
Thereafter	87
Total	$757

	December 31, 2014
	Gross Amount	Accumulated Amortization	Net Amount
Amortized intangible assets
Current technology	$23	$(16)	$7
Trade names	40	(2)	38
Unpatented technology	280	(13)	267
Patent and patent rights	245	(32)	213
Customer relationships	532	(28)	504
Total	$1,120	$(91)	$1,029
Amortization expense for the year ended December 31, 2014		$54

Certain intangible assets including goodwill are denominated in foreign currency and, as such, include the effects of foreign currency translation.
Changes in the net carrying value amount of goodwill were as follows (in millions):

Total
Goodwill as of December 31, 2013	$156
Opening balance sheet adjustments – Hart Systems 2014 (Retail Solutions)	(2)
Acquisition – Enterprise	2,336
Goodwill as of December 31, 2014	2,490
Opening balance sheet adjustments – Enterprise 2015 (restated)	8
Foreign exchange impact	(8)
Goodwill as of December 31, 2015 (restated)	$2,490

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
Note 11 Other Long-Term Assets
Other long-term assets consist of the following (in millions):

	December 31,
	2015 Restated	2014
Investments related to the deferred compensation plan	$9	$6
Long-term investments	31	32
Other long-term assets	24	23
Long-term trade receivable	11	17
Long-term notes receivable	14	14
Deposits	2	1
Total	$91	$93
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
Note 12 Accrued Liabilities
The components of accrued liabilities are as follows (in millions):

	December 31,
	2015 Restated	2014
Accrued payroll	$49	$48
Accrued warranty	22	25
Accrued taxes	10	11
Interest payable	36	35
Amount owed to seller	—	49
Customer reserves	38	39
Restructuring liability	10	7
Accrued incentive compensation	68	31
Accrued other expenses	134	176
Total accrued liabilities	$367	$421

Note 13 Costs Associated with Exit and Restructuring
Total exit and restructuring charges of $46 million life to date specific to the Acquisition have been recorded through December 31, 2015: $10 million in the Legacy Zebra segment and $36 million in the Enterprise segment related to organizational design changes. See Note 4 Business Combinations for specific information regarding the Acquisition.

During 2015, the Company incurred exit and restructuring costs specific to the Acquisition as follows (in millions) (restated):

Type of Cost	Cumulative costs incurred through December 31, 2014	Costs incurred for the year ended December 31, 2015 Restated	Cumulative costs incurred through December 31, 2015 Restated
Severance, stay bonuses, and other employee-related expenses	$6	$31	$37
Obligations for future non-cancellable lease payments	—	9	9
Total	$6	$40	$46

Exit and restructuring charges for the year ended December 31, 2015 were $10 million and $30 million for the Legacy Zebra and the Enterprise segments, respectively. The Company expects additional charges related to the Acquisition through the end of 2016 ranging from $10 million to $20 million.
As of December 31, 2014, the Company incurred the following exit and restructuring costs related to the 2014 organization design changes, Location Solutions business management structure and manufacturing operations relocation and restructuring, which included the Acquisition (in millions):

Type of Cost	Cumulative costs incurred through December 31, 2013	Costs incurred for the year ended December 31, 2014	Cumulative costs incurred through December 31, 2014
Severance, stay bonuses, and other employee-related expenses	$7	$6	$13

A rollforward of the exit and restructuring accruals is as follows (in millions):

	Year Ended December 31,
	2013	2014	2015 Restated
Balance at beginning of year	$1	$1	$7
Charged to earnings	6	6	40
Cash paid	(6)	—	(32)
Balance at the end of year	$1	$7	$15

Liabilities related to exit and restructuring activities are included in the following accounts in the Consolidated Balance Sheets (in millions):

	December 31,
	2013	2014	2015 Restated
Accrued liabilities	$1	$7	$10
Other long-term liabilities	—	—	5
Total liabilities related to exit and restructuring activities	$1	$7	$15

Payments of the related, long-term liabilities will be completed by October 2024.

Note 14 Derivative Instruments
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

The Company entered into a credit agreement, which provides for a term loan of $2.2 billion (“Term Loan”) and a revolving credit facility of $250 million (“Revolving Credit Facility”). See Note 15 Long-Term Debt. As such, the Company has exposure to market risk for changes in interest expense calculated off of variable interest rates on the term facility that was used to fund the Acquisition. The Company entered into forward interest rate swaps to hedge a portion of the interest rate risk associated with the Term Loan.

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

Summary financial information related to these activities included in the Company's consolidated statements of operations as other (expense) income is as follows (in millions):

	Year Ended December 31,
	2015 Restated	2014	2013
Realized gain (loss) from foreign exchange derivatives	$11	$6	$(2)
(Loss) gain on net foreign currency assets	(34)	(15)	1
Foreign exchange (loss) gain	$(23)	$(9)	$(1)

	December 31,
	2015		2014
Notional balance of outstanding contracts (in millions):
British Pound/US dollar		£5		£5
Euro/US dollar		€133		€40
British Pound/Euro		£7		£—
Canadian Dollar/US dollar		$5		$—
Czech Koruna/US dollar	Kč	140	Kč
Brazilian Real/US dollar	R$	28	R$	—
Malaysian Ringgit/US dollar	RM	13	RM	—
Net fair value of outstanding contracts		$1		$—
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
Forward Contracts
The Company records its forward contracts at fair value on its consolidated balance sheets as a current asset or liability, depending upon the fair value calculation as detailed in Note 5 Fair Value Measurements. The amounts recorded on the consolidated balance sheets are as follows (in millions):

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

Note 15 Long-Term Debt
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
Credit Facilities
On October 27, 2014, the Company entered into a credit agreement, which provides for a term loan of $2.2 billion and a revolving credit facility of $250 million. Borrowings under the Term Loan bear interest at a variable rate plus an applicable margin, subject to an all-in floor of 4.75%. As of December 31 2015, the Term Loan interest rate was 4.75%. Interest payments are payable quarterly. The Company has entered into interest rate swaps to manage interest rate risk on its long-term debt. See Note 14 Derivative Instruments.
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

Note 16 Contractual Obligations and Commitments
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

Note 17 Contingencies
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
Note 18 Earnings Per Share
Earnings (loss) per share were computed as follows (dollars in millions, except per-share amounts):

	Year Ended December 31,
	2015 Restated	2014	2013
Weighted average shares:
Basic weighted average shares outstanding	50,996,297	50,789,173	50,692,942
Effect of dilutive securities outstanding	—	590,525	370,247
Diluted weighted average and equivalent shares outstanding	50,996,297	51,379,698	51,063,189

Net (loss) income	$(158)	$32	$134

Basic per share amounts:
Basic weighted average shares outstanding	50,996,297	50,789,173	50,692,942
Per share amount	$(3.10)	$0.64	$2.65
Diluted per share amounts:
Diluted weighted average shares outstanding	50,996,297	51,379,698	51,063,189
Per share amount	$(3.10)	$0.63	$2.63

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

Note 19 Share-Based Compensation
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
Note 20 Income Taxes
The Company recognized a tax benefit of $22 million for the year ended December 31, 2015 compared to a tax benefit of $15 million for the year ended December 31, 2014. The Company’s effective tax rates were 12.2% and (95.0)% as of December 31, 2015 and December 31, 2014, respectively. The Company’s effective tax rate was lower than the federal statutory rate of 35% primarily due to pre-tax losses in the United States and corporate structure alignment initiatives in various non-US jurisdictions.

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

The geographical sources of (loss) income before income taxes were as follows (in millions):

	Year Ended December 31,
	2015 Restated	2014	2013
United States	$(288)	$(122)	$48
Outside United States	108	139	116
Total	$(180)	$17	$164
The provision for income taxes consists of the following (in millions):

	Year Ended December 31,
	2015 Restated	2014	2013
Current:
Federal	$84	$6	$9
State	4	4	1
Foreign	32	19	12
Total current	120	29	22
Deferred:
Federal	(117)	(38)	7
State	(24)	(5)	1
Foreign	(1)	(1)	—
Total deferred	(142)	(44)	8
Total	$(22)	$(15)	$30

The provision for income taxes differs from the amount computed by applying the U.S. statutory federal income tax rate of 35% to income before income taxes. A reconciliation of the provision for income taxes is below (in millions):

	Year Ended December 31,
	2015 Restated	2014	2013
(Benefit) provision computed at statutory rate	$(63)	$6	$57
State income tax, net of Federal tax benefit	(2)	(1)	1
US impact of Enterprise acquisition and integration	48	7	—
Tax credits	(11)	(3)	(1)
Foreign rate differential	(25)	(33)	(26)
Change in valuation allowance	15	3	—
Effect of rate changes on deferred taxes	(7)	—	—
US income inclusion	7	3	—
Change in contingent income tax reserves	6	3	—
Other	10	—	(1)
(Benefit) provision for income taxes	$(22)	$(15)	$30
The primary reason for the difference between the US statutory rate of 35% and the Company’s effective tax rate is due to a combination of higher profits in lower rate international jurisdictions, research and experimental credits, foreign tax credits and other items. The significant jurisdictions driving the foreign rate differential are the UK, Singapore and Luxembourg. The US impact of Enterprise acquisition and integration of $48 million expense includes one-time charges of approximately $35 million.
Tax effects of temporary differences that give rise to deferred tax assets and liabilities are as follows (in millions):

	December 31,
	2015 Restated	2014
Deferred tax assets:
Capitalized research expenditures	$46	$27
Capitalized software costs	43	—
Accrued bonus	16	12
Inventory items	27	2
Other accruals	47	55
Deferred revenue	59	79
Equity based compensation expense	15	14
Unrealized gain and losses on securities and investments	10	9
Net operating loss carryforwards	65	27
Tax credits	32	62
Sales return/rebate reserve	22	8
Valuation allowance	(48)	(57)
Total deferred tax assets	334	238
Deferred tax liabilities:
Unrealized loss on other investments	—	(1)
Depreciation and amortization	(265)	(311)
Undistributed earnings	—	(3)
Total deferred tax liabilities	(265)	(315)
Net deferred tax assets (liabilities)	$69	$(77)
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

As of December 31, 2014, the Company had approximately $37 million of net operating losses ("NOLs") and tax credits from MSI. Of this amount, the Company has utilized approximately $35 million of NOLs and tax credits against its US tax liability in 2015 and written off approximately $2 million of these tax credits. The Company has elected to capitalize and amortize approximately $139 million of research and experimentation costs and approximately $120 million of software costs in the US. At December 31, 2015, the Company has approximately $470 million of NOLs and approximately $32 million of credit carryforwards. Of this amount, approximately $104 million of NOLs and $30 million of credit carryforwards are expected to expire by 2035 and approximately $366 million of NOLs and $2 million of credit carryforwards will carry forward indefinitely.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	Year ended December 31,
	2015 Restated	2014
Balance at beginning of year	$19	$4
Additions for tax positions related to the current year	6	1
Additions for tax positions related to prior years	18	2
Reductions for tax positions related to prior years	(2)	0
Settlements for tax positions	(1)	0
Additions related to Acquisition	0	12
Balance at end of year	$40	$19
At December 31, 2015 and December 31, 2014, there are $36 million and $19 million of unrecognized tax benefits that if recognized would affect the annual effective tax rate. The Company anticipates that it is reasonably possible that $4 million of unrecognized tax benefits may reverse in 2016, due to statute of limitation expiration and settlements with the tax authorities. The Company regularly assesses the reasonableness of the unrecognized tax benefits to determine the adequacy of its provision for income taxes; however there can be no assurance on the final determination of these unrecognized tax benefits.
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

Note 21 Other Comprehensive (Loss) Income
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

•
Unrealized (loss) gain on forward interest rate swaps hedging transactions refer to the hedging of the interest rate risk exposure associated with the variable rate commitment entered into for the Acquisition. See Note 14 Derivative Instruments for more details.

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

The components of accumulated other comprehensive (loss) income ("AOCI") for each of the three years ended December 31 are as follows (in millions):

	Unrealized losses) gains on sales hedging	Unrealized (losses)/ gains on forward interest rate swaps	Unrealized gains (losses) on investments	Currency Translation Adjustments	Total
Balance at December 31, 2012	$(2)	$—	$—	$(8)	$(10)
Other comprehensive (loss)/income before reclassifications	(3)	—	—	1	(2)
Amounts reclassified from AOCI	3	—	—	—	3
Tax (expense) benefit	—	—	—	—	—
Other comprehensive income/(loss)	—	—	—	1	1
Balance at December 31, 2013	(2)	—	—	(7)	(9)
Other comprehensive income/(loss) before reclassifications	8	(12)	—	1	(3)
Amounts reclassified from AOCI	1	—	—	—	1
Tax (expense) benefit	(2)	4	—	—	2
Other comprehensive income/(loss)	7	(8)	—	1	—
Balance at December 31, 2014	5	(8)	—	(6)	(9)
Other comprehensive income/(loss) before reclassifications (restated)	7	(12)	—	(11)	(16)
Amounts reclassified from AOCI	(15)	1	—	(15)	(29)
Tax benefit (expense)	2	4	—	—	6
Other comprehensive (loss)/ income (restated)	(6)	(7)	—	(26)	(39)
Balance at December 31, 2015 (restated)	$(1)	$(15)	$—	$(32)	$(48)

Reclassification out of AOCI to earnings were as follows (in millions):

		Year Ended December 31,
Comprehensive Income Components	Financial Statement Line Item	2015	2014	2013
Unrealized (gain) loss on sales hedging:
Total before tax	Net sales of tangible products	$(15)	$1	$3
Tax (benefit) expense		3	—	(1)
Net of taxes		(12)	1	2
Unrealized loss/(gain) on forward interest rate swaps:
Total before tax	Interest expense/(income)	1	—	—
Tax expense (benefit)		—	—	—
Net of taxes		1	—	—
Unrealized (gain) loss on investments
Total before tax	Other (expense) income – Other, net	—	—	—
Tax expense (benefit)		—	—	—
Net of taxes		—	—	—
Cumulative Foreign Currency Translation	Foreign exchange income (loss)	(15)	—	—
Total amounts reclassified from AOCI		$(26)	$1	$2

Note 22 Segment Information and Geographic Data
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

The accounting policies of the segments are in accordance with Note 3 Summary of Significant Accounting Policies. Segment assets are not reviewed by the Company’s chief operating decision maker and therefore are not disclosed below.

Financial information by segment is presented as follows:

	Year Ended December 31,
	2015 Restated	2014	2013
Net sales:
Legacy Zebra - Net sales	$1,286	$1,195	$1,038
Enterprise - Net sales	2,380	482	—
Total segment net sales	3,666	1,677	1,038
Corporate, eliminations (1)	(16)	(6)	0
Total	$3,650	$1,671	$1,038
Operating income (loss):
Legacy Zebra - Operating income	$258	$238	$178
Enterprise - Operating income	236	65	—
Total segment operating income	494	303	178
Corporate, eliminations (2)	(457)	(214)	(18)
Total	$37	$89	$160

(1)	Amounts included in Corporate, eliminations consist of purchase accounting adjustments related to the Acquisition.

(2)	Amounts included in Corporate, eliminations consist of purchase accounting adjustments not reported in segments; amortization expense, acquisition/integration expense and exit and restructuring costs.
Information regarding the Company’s operations by geographic area is contained in the following table. These amounts are reported in the geographic area of the destination of the final sale. We manage our business based on these regions rather than by individual countries. (in millions):

Year Ended December 31,	North America	Europe, Middle East & Africa	Latin America	Asia	Total
2015
Net sales (restated)	$1,774	$1,194	$219	$463	$3,650
Long-lived assets	275	10	3	10	298
2014
Net sales	$737	$583	$135	$216	$1,671
Long-lived assets	238	10	2	5	255
2013
Net sales	$460	$326	$99	$153	$1,038
Long-lived assets	98	8	1	3	110

Net sales by country that are greater than 10% of total net sales are as follows (in millions):

	Year Ended December 31,
	2015 Restated	2014	2013
United States	$2,045	$875	$563
United Kingdom	1,102	558	324
Singapore	175	155	140
Other	328	83	11
Total	$3,650	$1,671	$1,038

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

Net sales by major product category are as follows (in millions):

	Year Ended December 31,
	2015 Restated	2014	2013
Hardware	$2,863	$1,234	$740
Supplies	268	265	244
Services and Software	519	172	54
Total	$3,650	$1,671	$1,038
Note 23 Major Customers
Our net sales to significant customers as a percentage of the total Company's net sales were as follows:

	Year Ended December 31,
	2015			2014			2013
	Zebra	Enterprise	Total	Zebra	Enterprise	Total	Zebra	Enterprise	Total
Customer A	5.5%	11.6%	17.1%	11.5%	5.6%	17.1%	16.8%	—	16.8%
Customer B	4.6%	5.4%	10.0%	9.2%	3.0%	12.2%	13.1%	—	13.1%
Customer C	5.2%	4.4%	9.6%	8.7%	1.8%	10.5%	12.3%	—	12.3%

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

Note 24 Quarterly Results of Operations (unaudited)
(In millions, except share data and stock prices)

	2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter Restated	Total Year Restated
Net sales
Net sales of tangible products	$755	$762	$787	$827	$3,131
Revenue from services and software	138	128	129	124	519
Total Net sales	893	890	916	951	3,650
Cost of sales
Cost of sales of tangible products	386	407	403	433	1,629
Cost of services and software	98	90	99	90	377
Total Cost of sales	484	497	502	523	2,006
Gross profit	409	393	414	428	1,644
Operating expenses:
Selling and marketing	122	125	120	127	494
Research and development	96	99	100	99	394
General and administrative	66	70	67	80	283
Amortization of intangible assets	68	64	59	60	251
Acquisition and integration costs	26	31	37	51	145
Exit and restructuring costs	11	18	6	5	40
Total Operating expenses	389	407	389	422	1,607
Operating income (loss)	20	(14)	25	6	37
Other (expense) income
Foreign exchange (loss) income	(27)	11	(6)	(1)	(23)
Interest, net	(51)	(49)	(45)	(48)	(193)
Other, net	—	(1)	—	—	(1)
Total Other (expenses)/income	(78)	(39)	(51)	(49)	(217)
(Loss) Income before income taxes	(58)	(53)	(26)	(43)	(180)
Income tax expense (benefit)	(33)	23	3	(15)	(22)
Net (loss) income	$(25)	$(76)	$(29)	$(28)	$(158)
Basic earnings per share:	$(0.50)	$(1.50)	$(0.57)	$(0.53)	$(3.10)
Diluted earnings per share:	$(0.50)	$(1.50)	$(0.57)	$(0.53)	$(3.10)
Basic weighted average shares outstanding	50,666,970	50,917,161	51,151,541	51,207,102	50,996,297
Diluted weighted average and equivalent shares outstanding	50,666,970	50,917,161	51,151,541	51,207,102	50,996,297
High/Low Stock Price:
High	$92.48	$119.47	$117.00	$83.02	$119.47
Low	$74.40	$88.41	$71.95	$63.92	$63.92

	2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Net sales
Net sales of tangible products	$262	$270	$283	$684	$1,499
Revenue from services and software	26	18	21	107	172
Total Net sales	288	288	304	791	1,671
Cost of sales
Cost of sales of tangible products	130	137	142	383	792
Cost of services and software	10	9	10	72	101
Total Cost of sales	140	146	152	455	893
Gross profit	148	142	152	336	778
Operating expenses:
Selling and marketing	35	36	37	105	213
Research and development	23	24	25	79	151
General and administrative	28	26	25	59	138
Amortization of intangible assets	2	3	3	46	54
Acquisition and integration costs	6	20	35	66	127
Exit and restructuring costs	—	—	—	6	6
Total Operating expenses	94	109	125	361	689
Operating income (loss)	54	33	27	(25)	89
Other (expense) income
Foreign exchange (loss) income	—	—	—	(9)	(9)
Interest, net	—	(2)	—	(60)	(62)
Other, net	—	—	(2)	1	(1)
Total Other (expenses)/income	—	(2)	(2)	(68)	(72)
Income (loss) before income taxes	54	31	25	(93)	17
Income tax expense (benefit)	12	4	10	(41)	(15)
Net income (loss)	$42	$27	$15	$(52)	$32
Basic earnings per share:	$0.83	$0.54	$0.29	$(1.02)	$0.64
Diluted earnings per share:	$0.82	$0.54	$0.29	$(1.02)	$0.63
Basic weighted average shares outstanding	50,402,469	50,606,008	50,835,492	50,452,097	50,789,173
Diluted weighted average and equivalent shares outstanding	50,974,303	51,277,628	51,460,537	50,452,097	51,379,698
High/Low Stock Price:
High	$72.76	$87.53	$86.02	$79.11	$87.53
Low	$52.61	$60.06	$72.10	$58.95	$52.61

Note 25 Subsequent Events
Through February 2016, the Company made additional optional principal prepayments of $80 million under its Term Loan. See Note 15 Long-Term Debt.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
Schedule II
Valuation and Qualifying Accounts
(Amounts in millions)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions / (Recoveries)	Balance at End of Period
Valuation account for accounts receivable:
Year ended December 31, 2015	$1	$5	$—	$6
Year ended December 31, 2014	—	1	—	1
Year ended December 31, 2013	1	—	1	—
Valuation accounts for inventories:
Year ended December 31, 2015 (restated)	$6	$53	$4	$55
Year ended December 31, 2014	13	6	13	6
Year ended December 31, 2013	14	8	9	13
Valuation accounts for deferred tax assets:
Year ended December 31, 2015	$57	$5	$14	$48
Year ended December 31, 2014	—	57	—	57
Year ended December 31, 2013	—	—	—	—
See accompanying report of independent registered public accounting firm.

Index to Exhibits

2.1	(22)	Master Acquisition Agreement, dated as of April 14, 2014, between Zebra Technologies Corporation and Motorola Solutions, Inc.
2.2	(21)	Amendment No. 1 to Master Acquisition Agreement, dated October 24, 2014, between Zebra Technologies Corporation and Motorola Solutions, Inc.
2.3	(21)	Amendment No. 2 to Master Acquisition Agreement, dated October 26, 2014, between Zebra Technologies Corporation and Motorola Solutions, Inc.
2.4	(23)	Amendment No. 4 to Master Acquisition Agreement, dated February 9, 2015 between Zebra Technologies Corporation and Motorola Solutions, Inc.
2.5	(22)	Intellectual Property Agreement, dated as of April 14, 2014, between Zebra Technologies Corporation and Motorola Solutions, Inc.
2.6	(21)	Amendment No. 1 to Intellectual Property Agreement, dated as of October 27, 2014, between Zebra Technologies Corporation and Motorola Solutions, Inc.
2.7	(22)	Employee Matters Agreement, dated as of April 14, 2014, between Zebra Technologies Corporation and Motorola Solutions, Inc.
3.1(i)	(4)	Restated Certificate of Incorporation of the Company.
3.1(ii)	(19)	Amended and Restated By-laws of Zebra Technologies Corporation, as amended as of January 7, 2013.
4.1	(3)	Specimen stock certificate representing Class A Common Stock.
4.2	(20)	Indenture, dated as of October 15, 2014, between Zebra Technologies Corporation and U.S. Bank National Association, as trustee, relating to the 7.25% Senior Notes due 2022.
4.3	(20)	Registration Rights Agreement, dated as of October 27, 2014, between Zebra Technologies Corporation and Morgan Stanley & Co., as representative of the initial purchasers.
4.4	(21)
Supplemental Indenture, dated as of October 27, 2014, by and among Zebra Technologies Corporation, the guarantors and U.S. Bank National Association, as trustee, relating to the 7.25% Senior Notes due 2022.

10.1	(6)	Employment Agreement between the Company and Hugh Gagnier dated December 12, 2007. +
10.2	(5)	Amendment No. 1 to Employment Agreement between the Company and Hugh Gagnier dated December 30, 2008. +
10.3	(18)	Employment Agreement between the Company and Michael H. Terzich dated November 16, 2007. +
10.4	(14)	Employment Agreement between Michael C. Smiley and the Company dated May 1, 2008. +
10.5	(5)	Form of Amendment No. 1 to Employment Agreement by and between the Company and each executive officer other than Messrs. Gustafsson and Gagnier, each dated December 30, 2008.+
10.6	(8)	Form of Stock Option Agreement under the 2006 Incentive Compensation Plan for awards granted to executive officers on or after April 25, 2007 and prior to December 2, 2008. +
10.7	(12)	Form of indemnification agreement between Zebra Technologies Corporation and each director and executive officer. +
10.8	(15)	Form of Director Stock Option Agreement (1-Year Vesting) under the 2006 Incentive Compensation Plan for awards granted to directors on or after May 22, 2008 and prior to December 2, 2008. +
10.9	(15)	Form of Director Stock Option Agreement (4-Year Vesting) under the 2006 Incentive Compensation Plan for awards granted to directors on or after May 22, 2008 and prior to December 2, 2008. +
10.10	(17)	Form of Director Stock Option Agreement (1-Year Vesting) under the 2006 Incentive Compensation Plan for awards granted to directors on or after December 2, 2008. +
10.11	(17)	Form of Director Stock Option Agreement (4-Year Vesting) under the 2006 Incentive Compensation Plan for awards granted to directors on or after December 2, 2008. +
10.12	(17)	Amendment to outstanding Stock Option Agreements under the 2006 Incentive Compensation Plan, dated December 2, 2008. +
10.13	(17)	Form of Stock Option Agreement under the 2006 Incentive Compensation Plan for awards granted to executive officers on or after December 2, 2008. +
10.16	(16)	Purchase Agreement, dated as of September 30, 2014, between Zebra Technologies Corporation and Morgan Stanley & Co. LLC, as representative of the initial purchasers.
10.17	(10)	2006 Incentive Compensation Plan. +
10.18	(17)	Amendment to the 2006 Incentive Compensation Plan dated December 2, 2008. +
10.19	(27)	2011 Long-Term Incentive Plan (Amended and Restated as of May 15, 2014). +

10.20	(11)	2011 Short-Term Incentive Plan. +
10.21	(26)	2015 Long-Term Incentive Plan. +
10.22	(26)	2015 Short-Term Incentive Plan. +
10.23	(13)	2005 Executive Deferred Compensation Plan, as amended. +
10.24	(9)	Form of Amendment to Employment Agreement between Zebra Technologies Corporation and executive officers. +
10.25	(12)	Amended and Restated Employment Agreement between Zebra Technologies Corporation and Anders Gustafsson dated as of May 6, 2010. +
10.26	(12)	Letter Agreement between Zebra Technologies Corporation and Anders Gustafsson dated as of May 6, 2010. +
10.27	(12)	Form of 2010-2011 time-vested stock appreciation rights agreement for employees other than CEO. +
10.28	(7)	Form of 2012 time-vested stock appreciation rights agreement for employees other than CEO. +
10.29	(28)	Form of 2013-15 time-vested stock appreciation rights agreement for employees other than CEO. +
10.30	(12)	Form of 2010 time-vested stock appreciation rights agreement for CEO. +
10.31	(7)	Form of 2011-12 time-vested stock appreciation rights agreement for CEO. +
10.32	(28)	Form of 2013-15 time-vested stock appreciation rights agreement for CEO. +
10.33	(12)	Form of 2009 time-vested stock appreciation rights agreement for non-employee directors. +
10.34	(12)	Form of 2010 time-vested stock appreciation rights agreement for non-employee directors. +
10.35	(1)	Form of 2011 time-vested stock appreciation rights agreement for non-employee directors. +
10.36	(7)	Form of 2012 stock appreciation rights agreement for non-employee directors. +
10.37	(28)	Form of 2013 time-vested restricted stock agreement for employees other than CEO. +
10.38	(2)	Form of May 2015 time-vested restricted stock agreement for employees other than CEO. +
10.39	(28)	Form of 2013 performance-based restricted stock agreement for employees other than CEO. +
10.40	(2)	Form of May 2014 performance-based restricted stock agreement for employees other than CEO. +
10.41	(24)	Form of November 2014 performance-based restricted stock agreement for employees other than CEO. +
10.42	(25)	Form of 2015 performance-vested equity agreement for employees other than CEO. +
10.43	(28)	Form of 2013-15 time-vested restricted stock agreement for CEO. +
10.44	(28)	Form of 2013 performance-based restricted stock agreement for CEO. +
10.45	(24)	Form of November 2014 performance-based restricted stock agreement for CEO. +
10.46	(26)	Form of 2015 performance-vested equity agreement for CEO. +
10.47	(21)	Credit Agreement, dated October 27, 2014, by and among Zebra, the lenders and issuing banks party thereto, JPMorgan Chase Bank, N.A., and Morgan Stanley Senior Funding, Inc.

10.48	(29)	Sublease Agreement dated November 15, 2013 between Hewitt Associates, LLC and Zebra Technologies Corporation.
21.1	(29)	Subsidiaries of the Company.
23.1		Consent of Ernst & Young LLP, independent registered public accounting firm. *
31.1		Certification pursuant to Rule 13a-14(a)/15d-14(a). *
31.2		Certification pursuant to Rule 13a-14(a)/15d-14(a). *
32.1		Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
32.2		Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
101
The following financial information from Zebra Technologies Corporation Annual Report on Form 10-K/A, for the year ended December 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the consolidated balance sheets; (ii) the consolidated statements of earnings (loss); (iii) the consolidated statements of comprehensive income (loss); (iv) the consolidated statements of stockholders equity; (v) the consolidated statements of cash flows; and (vi) notes to consolidated financial statements.

(1)	Incorporated by reference from Current Report on Form 8-K dated May 19, 2011.
(2)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended March 29, 2014.
(3)	Incorporated by reference from Registration Statement on Form S-1, File No. 33-41576.
(4)	Incorporated by reference from Current Report on Form 8-K dated August 1, 2012.
(5)	Incorporated by reference from Current Report on Form 8-K dated January 5, 2009.
(6)	Incorporated by reference from Current Report on Form 8-K filed on December 17, 2007.
(7)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.
(8)	Incorporated by reference from Current Report on Form 8-K filed on May 1, 2007.
(9)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended October 2, 2010.
(10)	Incorporated by reference from Current Report on Form 8-K filed on May 15, 2006.
(11)	Incorporated by reference from Proxy Statement dated April 15, 2011 for the 2011 Annual Meeting of Stockholders.
(12)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended April 3, 2010.
(13)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended March 29, 2008.
(14)	Incorporated by reference from Current Report on Form 8-K filed on May 7, 2008.
(15)	Incorporated by reference from Current Report on Form 8-K filed on May 29, 2008.
(16)	Incorporated by reference from Current Report on Form 8-K dated September 30, 2014.
(17)	Incorporated by reference from Current Report on Form 8-K filed on December 8, 2008.
(18)	Incorporated by reference from Form 10-K for fiscal year ended December 31, 2008.
(19)	Incorporated by reference from Current Report on Form 8-K dated January 7, 2013.
(20)	Incorporated by reference from Current Report on Form 8-K dated October 15, 2014.
(21)	Incorporated by reference from Current Report on Form 8-K dated October 24, 2014.
(22)	Incorporated by reference from Current Report on Form 8-K dated April 14, 2014.
(23)	Incorporated by reference from Current Report on Form 8-K dated February 9, 2015.
(24)	Incorporated by reference from Annual Report on Form 10-K for the year ended December 31, 2014.
(25)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.
(26)	Incorporated by reference from Proxy Statement dated April 15, 2015 for the 2015 Annual Meeting of Stockholders.
(27)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended June 28, 2014.
(28)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended March 30, 2013.
(29)	Incorporated by reference from Annual Report on Form 10-K for the year ended December 31, 2015.
+	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K/A.
*	Included with this Annual Report on this Form 10-K/A.