Form 10-Q/A
period 2016-04-02
ZEBRA TECHNOLOGIES CORP
filed 2016-11-15
CIK 877212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q/A
(Amendment No. 2)

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 8, 2016, there were 52,785,730 shares of Class A Common Stock, $.01 par value, outstanding.

EXPLANATORY NOTE

Zebra Technologies Corporation (the "Company") is filing this Amendment No. 2 to its Quarterly Report on Form 10-Q ("Form 10-Q/A") for the quarter-ended April 2, 2016, which was filed with the Securities and Exchange Commission (SEC) on May 10, 2016 as amended on May 25, 2016 by Amendment No. 1 (collectively, the "Original Filing"). The Company is filing this Form 10-Q/A to reflect restatements of its Consolidated Balance Sheet at April 2, 2016, its Consolidated Statements of Operations, Comprehensive Loss, and Cash Flows for the three months ended April 2, 2016, and the related notes thereto, as a result of the correction of errors primarily related to the Company's underaccrual of certain 2015 estimates, most notably for its sales commissions plan, its accounting for income taxes and an error to the net realizable value of acquired trade receivables impacting goodwill and general and administrative expenses.
By restating our financial statements to correct the errors discussed above, we are making adjustments for previously identified accounting errors deemed immaterial in aggregate with respect to the year ended December 31, 2015, which were recorded in the Company's 2016 financial results. When these financial statements were originally issued, we assessed the impact of these unrecorded adjustments and concluded that they were not material individually or in the aggregate to our financial statements for the year ended December 31, 2015 or the three months ended April 2, 2016. In conjunction with the restatement, we have determined that it is appropriate within this Amendment to reflect these adjustments in the year ended December 31, 2015 Consolidated Financial Statements. Please refer to Note 2 - “Restatement” included in our audited consolidated financial statements and notes thereto in this Amendment for more information regarding the impact of these adjustments.

The following sections in the Original Filing are revised in this Form 10-Q/A, solely as a result of, and to reflect the restatement:

Part I - Item 1 – Consolidated Financial Statements
Part 1 - Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
Part I - Item 4 – Controls and Procedures
Part II - Item 6 – Exhibits

Pursuant to the rules of the SEC, Part II, item 6 of the Original Filing has been amended for the currently-dated certifications from the Company's principal executive officer and principal financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of the principal executive officer and principal financial officer are included to this Form 10-Q/A as Exhibits 31.1 and 31.2.

For the convenience of the reader, this Form 10-Q/A sets forth the information in the Original Filing in its entirety, as such information is modified and superseded where necessary to reflect the restatement and related revisions. Except as provided above, this amendment does not reflect events occurring after the filing of the Original Filing on May 10, 2016. Accordingly, this Form 10-Q/A should be read in conjunction with the Company's filings with the SEC subsequent to May 10, 2016.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
QUARTER ENDED APRIL 2, 2016

PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements
ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	April 2, 2016 Restated	December 31, 2015 Restated
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$194	$192
Accounts receivable, net of allowances for doubtful accounts of $5 and $6	606	671
Inventories, net	386	397
Prepaid expenses and other current assets	95	74
Total Current assets	1,281	1,334
Property and equipment, net	300	298
Goodwill	2,492	2,490
Other intangibles, net	700	757
Long-term deferred income taxes	74	70
Other long-term assets	89	91
Total Assets	$4,936	$5,040
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$316	$289
Accrued liabilities	350	367
Deferred revenue	208	197
Income taxes payable	14	42
Total Current liabilities	888	895
Long-term debt	2,937	3,012
Long-term deferred revenue	118	124
Other long-term liabilities	132	116
Total Liabilities	4,075	4,147
Stockholders’ Equity:
Preferred stock, $.01 par value; authorized 10,000,000 shares; none issued	—	—
Class A common stock, $.01 par value; authorized 150,000,000 shares; issued 72,151,857 shares	1	1
Additional paid-in capital	204	194
Treasury stock at cost, 19,867,914 and 19,990,006 shares at April 2, 2016 and December 31, 2015, respectively	(629)	(631)
Retained earnings	1,351	1,377
Accumulated other comprehensive loss	(66)	(48)
Total Stockholders’ Equity	861	893
Total Liabilities and Stockholders’ Equity	$4,936	$5,040
See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share data)
(Unaudited)

	Three Months Ended
	April 2, 2016 Restated	April 4, 2015
Net sales:
Net sales of tangible products	$716	$755
Revenue from services and software	133	138
Total Net sales	849	893
Cost of sales:
Cost of sales of tangible products	375	386
Cost of services and software	84	98
Total Cost of sales	459	484
Gross profit	390	409
Operating expenses:
Selling and marketing	113	122
Research and development	93	96
General and administrative	74	66
Amortization of intangible assets	59	68
Acquisition and integration costs	36	26
Exit and restructuring costs	5	11
Total Operating expenses	380	389
Operating income	10	20
Other expenses:
Foreign exchange gain (loss)	2	(27)
Interest expense and other, net	(51)	(51)
Total Other expenses	(49)	(78)
Loss before income taxes	(39)	(58)
Income tax benefit	(13)	(33)
Net loss	(26)	$(25)
Basic loss per share	$(0.50)	$(0.50)
Diluted loss per share	$(0.50)	$(0.50)
Basic weighted average shares outstanding	51,299,632	50,666,970
Diluted weighted average and equivalent shares outstanding	51,299,632	50,666,970
See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In millions)
(Unaudited)

	Three Months Ended
	April 2, 2016 Restated	April 4, 2015

Net loss	$(26)	$(25)
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on anticipated sales hedging transactions	(15)	2
Unrealized loss on forward interest rate swaps hedging transactions	(7)	(7)
Foreign currency translation adjustment	4	(2)
Comprehensive loss	$(44)	$(32)
See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended
	April 2, 2016 Restated	April 4, 2015

Cash flows from operating activities:
Net loss	$(26)	$(25)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	77	80
Amortization of debt issuance cost and discount	5	5
Share-based compensation	9	9
Excess tax benefit from equity-based compensation	—	(2)
Deferred income taxes	3	—
Unrealized gain on forward interest rate swaps	(1)	(2)
All other, net	3	—
Changes in assets and liabilities, net of businesses acquired:
Accounts receivable	65	28
Inventories	12	(25)
Other assets	—	(13)
Accounts payable	20	(27)
Accrued liabilities	(35)	10
Deferred revenue	4	29
Income taxes	(47)	(33)
Other operating activities	7	2
Net cash provided by operating activities	96	36
Cash flows from investing activities:
Purchases of property and equipment	(19)	(26)
Acquisition of businesses, net of cash acquired	—	(49)
Proceeds from sale of long-term investments	—	2
Purchases of long-term investments	(1)	—
Purchases of investments and marketable securities	—	(1)
Proceeds from sales of investments and marketable securities	—	25
Net cash used in investing activities	(20)	(49)
Cash flows from financing activities:
Payment of debt	(80)	(50)
Proceeds from exercise of stock options and stock purchase plan purchases	3	8
Excess tax benefit from share-based compensation	—	2
Net cash used in financing activities	(77)	(40)
Effect of exchange rate changes on cash	3	(11)
Net increase (decrease) in cash and cash equivalents	2	(64)
Cash and cash equivalents at beginning of period	192	394
Cash and cash equivalents at end of period	$194	$330
Supplemental disclosures of cash flow information:
Income taxes paid, net	$29	$5
Interest paid	$26	$27
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

Management prepared these unaudited interim consolidated financial statements for Zebra Technologies Corporation and its subsidiaries according to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information and notes. These financial statements do not include all of the information and notes required by United States generally accepted accounting principles (“GAAP”) for complete financial statements, although management believes that the disclosures are adequate to make the information presented not misleading. Therefore, these consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Annual Report on Form 10-K/A for the fiscal year ended December 31, 2015.
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

Note 2 Restatement

During the first half of 2016, the Company identified certain errors in its 2015 annual consolidated financial statements primarily related to the underaccrual of certain 2015 estimates, most notably for its sales commission plan, which were partially offset by tax-related items. These errors were originally corrected in the first half of 2016 by recording $11 million of additional pre-tax expenses, primarily within operating expenses, which when combined with tax-related items resulted in a $7 million increase to the net loss within the consolidated statement of operations as of the six months ended July 2, 2016. During the third quarter of 2016, the Company identified additional income tax errors related to 2015 and an error to the net realizable value of trade receivables acquired in connection with the Company's acquisition of the Enterprise business of Motorola Solutions, Inc impacting goodwill and general and administrative expenses. The Company has concluded that these errors were material, in the aggregate, to the consolidated financial statements for the year ended December 31, 2015.
By restating our financial statements to correct the errors discussed above, we are making adjustments for previously identified accounting errors deemed immaterial with respect to the year ended December 31, 2015, which were recorded in the Company's 2016 financial results. In conjunction with the restatement, we have determined that it would be appropriate within this Amendment to reflect these adjustments in the year ended December 31, 2015 Consolidated Financial Statements.

The Consolidated Balance Sheet, Consolidated Statements of Operations, Comprehensive Loss, and Cash Flows, and Notes 5, 6, 7, 8, 9, 10, 14, 16, 17, and 18 in these financial statements were updated to reflect the restatement.
The tables below present the impact of the changes to the Company's financial statement line items:

Impacted Consolidated balance sheet amounts (in millions)

	As of April 2, 2016
	As Previously Reported	Restatement Adjustments	As Restated
Goodwill	$2,495	$(3)	$2,492
Long-term deferred income taxes	56	18	74
Total Assets	4,921	15	4,936
Accrued liabilities	349	1	350
Income taxes payable	—	14	14
Total Current liabilities	873	15	888
Other long-term liabilities	114	18	132
Total Liabilities	4,042	33	4,075
Retained earnings	1,369	(18)	1,351
Total Stockholders' Equity	879	(18)	861
Total Liabilities and Stockholders' Equity	4,921	15	4,936

Impacted Consolidated statement of operations amounts (in millions, except per share data)

	Three months ended April 2, 2016
	As Previously Reported	Restatement Adjustments	As Restated
Net sales of tangible products	$714	$2	$716
Cost of sales of tangible products	373	2	375
Selling and marketing	121	(8)	113
Acquisition and integration costs	37	(1)	36
Exit and restructuring costs	6	(1)	5
Operating income	—	10	10
Foreign exchange gain (loss)	1	1	2
Interest expense and other, net	(50)	(1)	(51)
Loss before income taxes	(49)	10	(39)
Income tax benefit	(20)	7	(13)
Net loss	(29)	3	(26)

Basic loss per share	$(0.56)	$0.06	$(0.50)
Diluted loss per share	$(0.56)	$0.06	$(0.50)

Impacted Consolidated statement of cash flows amounts (in millions)

	Three months ended April 2, 2016
	As Previously Reported	Restatement Adjustments	As Restated
Net loss	$(29)	$3	$(26)
Changes in assets and liabilities, net of business acquired:
Accounts receivable	68	(3)	65
Inventories	9	3	12
Other assets	(1)	1	—
Accrued liabilities	(28)	(7)	(35)
Deferred revenue	3	1	4
Income taxes	(50)	3	(47)
Net cash provided by operating activities	95	1	96
Effect of foreign exchange rate changes on cash	4	(1)	3
The Consolidated Statement of Comprehensive Loss was corrected for the $3 million decrease in net loss and $1 million error in foreign currency translation adjustment.

Note 3 Recently Issued Accounting Pronouncements
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
swap terms. See gross balance reporting in Note 10 Derivative Instruments.
Note 5 Inventories
The components of inventories, net are as follows (in millions):

	April 2, 2016	December 31, 2015 Restated
Raw material	$180	$178
Work in process	1	—
Finished goods	272	274
Inventories, gross	453	452
Inventory reserves	(67)	(55)
Inventories, net	$386	$397

Note 6 Goodwill and Other Intangibles

Other intangibles, net having estimated useful lives ranging from 1 to 15 years are as follows (in millions):

	April 2, 2016	December 31, 2015
Other intangibles
Customer relationships	$519	$517
Patent and patent rights	247	247
Unpatented technology	270	270
Trade names	40	40
Current technology	25	25
Accumulated amortization	(401)	(342)
Other intangibles, net	$700	$757
Amortization of intangible assets was $59 million and $68 million for the three months ended April 2, 2016 and April 4, 2015, respectively. Certain intangible assets including goodwill are denominated in foreign currency and, as such, include the effects of foreign currency translation.
As of April 2, 2016, goodwill totaled $2.3 billion for the Enterprise reportable segment and $154 million for the Legacy Zebra reportable segment.

Note 7 Other Long-Term Assets

Other long-term assets consist of the following (in millions):

	April 2, 2016	December 31, 2015 Restated
Long-term investments	$32	$31
Other long-term assets	23	24
Long-term notes receivable	14	14
Investments related to the deferred compensation plan	9	9
Long-term trade receivable	9	11
Deposits	2	2
Total	$89	$91
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
Note 8 Accrued Liabilities
The components of accrued liabilities are as follows (in millions):

	April 2, 2016 Restated	December 31, 2015 Restated
Accrued other expenses	$130	$134
Interest payable	54	36
Accrued compensation and related benefits	54	49
Customer reserves	34	38
Accrued derivative contracts- foreign currency	23	—
Accrued incentive compensation	22	68
Accrued warranty	21	22
Restructuring liability	7	10
Accrued taxes	5	10
Total accrued liabilities	$350	$367

Note 9 Costs Associated with Exit and Restructuring Activities
Total exit and restructuring charges specific to the Acquisition of $51 million life to date have been recorded through April 2, 2016: $11 million in the Legacy Zebra segment and $40 million in the Enterprise segment related to organizational design changes and operating efficiencies.
During the first three months of 2016, the Company incurred exit and restructuring costs specific to the Acquisition as follows (in millions) (restated):

	Cumulative costs incurred through December 31, 2015 Restated	Costs incurred for the three months ended April 2, 2016 Restated	Cumulative costs incurred through April 2, 2016
Severance, stay bonuses, and other employee-related expenses	$37	$2	$39
Obligations for future non-cancellable lease payments	9	3	12
Total	$46	$5	$51
Exit and restructuring charges for the three month period ended April 2, 2016 were $1 million and $4 million for the Legacy Zebra and the Enterprise segments, respectively. The Company expects additional charges related to the Acquisition through the end of 2016 ranging from $10 million to $20 million.
A rollforward of the exit and restructuring accruals is as follows (in millions):

	April 2, 2016 Restated	April 4, 2015
Balance at beginning of the period	$15	$7
Charged to earnings	5	11
Cash paid	(7)	(10)
Balance at the end of the period	$13	$8
Liabilities related to exit and restructuring activities are included in the following accounts in the consolidated balance sheets (in millions):

	April 2, 2016	December 31, 2015 Restated
Accrued liabilities	$7	$10
Other long-term liabilities	6	5
Total liabilities related to exit and restructuring activities	$13	$15
Payments of the related, long-term liabilities will be completed by October 2024.

Note 10 Derivative Instruments
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
The Company entered into a credit agreement which provides for a term loan of $2.2 billion (“Term Loan”) and a revolving credit facility of $250.0 million (“Revolving Credit Facility”). See Note 12 Long-Term Debt. As such, the Company has exposure to market risk for changes in interest expense calculated off of variable interest rates on the term facility that was used to fund the Acquisition. The Company entered into forward interest rate swaps to hedge a portion of the interest rate risk associated with the Term Loan.
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

Summary financial information related to these activities included in the Company’s consolidated statements of operations as other (expense) income is as follows (in millions):

	Three Months Ended
	April 2, 2016 Restated	April 4, 2015
Realized (loss) gain from foreign exchange derivatives	$(5)	$1
Gain (loss) on net foreign currency assets	7	(28)
Foreign exchange gain (loss)	$2	$(27)

	April 2, 2016		December 31, 2015
Notional balance of outstanding contracts (in millions):
British Pound/US dollar		£7		£5
Euro/US dollar		€125		€133
British Pound/Euro		£—		£7
Canadian Dollar/US dollar		$3		$5
Czech Koruna/US dollar	Kč	240	Kč	140
Brazilian Real/US dollar	R$	10	R$	28
Malaysian Ringgit/US dollar	RM	52	RM	13
Net fair value of outstanding contracts		$—		$1
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
The balance sheet position of the New Swaps designated in a hedge relationship is as follows (in millions, except percentages):

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
Note 11 Warranty
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
Note 12 Long-Term Debt
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
Credit Facilities
On October 27, 2014, the Company entered into a credit agreement, which provides for a term loan of $2.2 billion and a revolving credit facility of $250 million. Borrowings under the Term Loan bear interest at a variable rate plus an applicable margin, subject to an all-in floor of 4.75%. As of April 2, 2016, the Term Loan interest rate was 4.75%. Interest payments are payable quarterly. The Company has entered into interest rate swaps to manage interest rate risk on its long-term debt. See Note 10 Derivative Instruments.
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
Note 13 Contingencies

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

Note 14 Loss per Share

Loss per share were computed as follows (in millions, except share data):

	Three Months Ended
	April 2, 2016 Restated	April 4, 2015
Weighted average shares:
Basic weighted average shares outstanding	51,299,632	50,666,970
Effect of dilutive securities outstanding	—	—
Diluted weighted average and equivalent shares outstanding	51,299,632	50,666,970
Net loss	$(26)	$(25)
Basic per share amounts:
Basic weighted average shares outstanding	51,299,632	50,666,970
Per share amount	$(0.50)	$(0.50)
Diluted per share amounts:
Diluted weighted average shares outstanding	51,299,632	50,666,970
Per share amount	$(0.50)	$(0.50)
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

Note 15 Share-Based Compensation
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

Note 16 Income Taxes (Restated)
The Company recognized a tax benefit of $13 million and $33 million for the three months ended April 2, 2016 and April 4, 2015, respectively. The Company’s effective tax rates were 33.3% and 56.5% as of April 2, 2016 and April 4, 2015, respectively. The Company’s effective tax rates differed from the federal statutory rate of 35% primarily due to foreign sourced income mix and non-taxable interest income. The change in the effective tax rates is due to restructuring of legal entities that led to a change in the foreign income mix year over year, new U.S. income inclusions, and unbenefited losses in foreign jurisdictions.

Note 17 Accumulated Other Comprehensive Loss
Stockholders’ equity includes certain items classified as accumulated other comprehensive loss, including:

•
Unrealized (loss) gain on anticipated sales hedging transactions relate to derivative instruments used to hedge the exposure related to currency exchange rates for forecasted Euro sales. These hedges are designated as cash flow hedges, and the Company defers income statement recognition of gains and losses until the hedged transaction occurs. See Note 10 Derivative Instruments.

•
Unrealized (loss) gain on forward interest rate swaps hedging transactions refer to the hedging of the interest rate risk exposure associated with the variable rate commitment entered into for the Acquisition. See Note 10 Derivative Instruments for more details.

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

The components of accumulated other comprehensive loss ("AOCI") for the 3 months ended April 2, 2016 and April 4, 2015 are as follows (in millions):

	Unrealized (losses) gains on sales hedging	Unrealized (losses)/ gains on forward interest rate swaps (1)	Currency translation adjustments	Total
Balance at December 31, 2014	$5	$(8)	$(6)	$(9)
Other comprehensive (loss) income before reclassifications	9	(12)	(2)	(5)
Amounts reclassified from AOCI	(6)	—		(6)
Tax (expense) benefit	(1)	5		4
Other comprehensive income (loss)	2	(7)	(2)	(7)
Balance at April 4, 2015	$7	$(15)	$(8)	$(16)

Balance at December 31, 2015 (restated)	$(1)	$(15)	$(32)	$(48)
Other comprehensive (loss) income before reclassifications (restated)	(20)	(9)	4	(25)
Amounts reclassified from AOCI	1	(1)	—	—
Tax benefit (expense)	4	3	—	7
Other comprehensive (loss) income	(15)	(7)	4	(18)
Balance at April 2, 2016 (restated)	$(16)	$(22)	$(28)	$(66)

(1) See Note 10 Derivatives Instruments regarding timing of reclassifications.

Reclassifications out of AOCI to earnings during the 3 months ended April 2, 2016 and April 4, 2015 were as follows (in millions):

		April 2, 2016	April 4, 2015
Comprehensive Income Components	Financial Statement Line Item
Unrealized loss (gain) on sales hedging:
Total before tax	Net sales of tangible products	$1	$(6)
Tax (benefit) expense		—	1
Net of taxes		1	(5)
Unrealized loss (gain) on forward interest rate swaps:
Total before tax	Interest expense (income)	(1)	—
Tax expense (benefit)		—	—
Net of taxes		(1)	—
Total amounts reclassified from AOCI		$—	$(5)

Note 18 Segment Information
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
Financial information by segment is presented as follows (in millions):

	Three Months Ended
	April 2, 2016 Restated	April 4, 2015
Net sales:
Legacy Zebra	$314	$332
Enterprise	538	567
Total segment	852	899
Corporate, eliminations (1)	(3)	(6)
Total	$849	$893
Operating income:
Legacy Zebra	$71	$77
Enterprise	42	54
Total segment	113	131
Corporate, eliminations (2)	(103)	(111)
Total	$10	$20

(1)	Amounts included in Corporate, eliminations consist of purchase accounting adjustments related to the Acquisition.

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

Geographic Information. For the three months ended April 2, 2016, the Company recorded $849 million of net sales in its consolidated statements of operations, of which approximately 48.9% were attributable to North America; approximately 32.3% were attributable to Europe, Middle East, and Africa ("EMEA"); and other foreign locations accounted for the remaining 18.8%.

Results of Operations: Three months ended April 2, 2016 versus three months ended April 4, 2015

All of the financial information presented in this Item 2 has been revised to reflect the restatement more fully described in Note 2 to the Consolidated Financial Statements.

Consolidated Results of Operations (in millions, except percentages):

	Three Months Ended
	April 2, 2016 Restated	April 4, 2015	$ Change	% Change
Net sales	$849	$893	$(44)	(4.9)%
Gross profit	390	409	(19)	(4.6)%
Operating expenses	380	389	(9)	(2.6)%
Operating income	$10	$20	$(10)	(45.0)%
Gross margin	45.9%	45.8%

Net sales by product category were as follows (in millions, except percentages):

	Three Months Ended
	April 2, 2016 Restated	April 4, 2015	$ Change	% Change
Hardware	$646	$688	$(42)	(6.1)%
Supplies	70	67	3	4.5%
Service and software	133	138	(5)	(2.9)%
Total Net sales	$849	$893	$(44)	(4.8)%

 Net sales to customers by geographic region were as follows (in millions, except percentages):

	Three Months Ended
	April 2, 2016 Restated	April 4, 2015	$ Change	% Change
Geographic Region
Europe, Middle East and Africa	$274	$291	$(17)	(6.2)%
Latin America	46	53	(7)	(13.2)%
Asia-Pacific	114	106	8	7.5%
Total International	434	450	(16)	(3.8)%
North America	415	443	(28)	(5.9)%
Total Net sales	$849	$893	$(44)	(4.8)%

Operating expenses are summarized below (in millions, except percentages):

	Three months ended
	April 2, 2016 Restated	April 4, 2015	$ Change	% Change
Selling and marketing	$113	$122	$(9)	(7.4)%
Research and development	93	96	(3)	(3.1)%
General and administrative	74	66	8	12.1%
Amortization of intangible assets	59	68	(9)	(13.2)%
Acquisition and integration costs	36	26	10	38.5%
Exit and restructuring costs	5	11	(6)	(54.5)%
Total Operating expenses	$380	$389	$(9)	(2.3)%

The Company’s non-operating income and expense items are summarized in the following table (in millions, except percentages):

	Three months ended
	April 2, 2016 Restated	April 4, 2015	$ Change	% Change
Foreign exchange gain (loss)	$2	$(27)	$29	(107.4)%
Interest expense and other, net	(51)	(51)	—	—%
Total other expenses	$(49)	$(78)	$29	(37.2)%
Income Taxes (in millions, except percentages):

	Three months ended
	April 2, 2016 Restated	April 4, 2015	$ Change	% Change
Income tax (benefit) expense	$(13)	$(33)	$20	(60.6)%
Effective tax rate	33.3%	56.5%

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

Gross margin was 45.9% in the first quarter of 2016, relatively flat to a year ago. This reflects an increase in the Legacy Zebra segment gross margin, due largely to improvements in direct costs of sales of supplies, and lower services cost, offset by a decline in the Enterprise segment gross margin, due primarily to changes in product mix, and the unfavorable impact of foreign currency changes.

Operating expenses for the quarter ended April 2, 2016 were $380 million, or 44.8% of net sales, compared to $389 million, or 43.6% of net sales, in the prior year. Acquisition and integration costs increased as compared to the prior year quarter resulting from the on-going implementation of the Company’s IT transition which includes sunsetting the transition services agreement with Motorola Solutions. The increase in general and administrative costs is primarily due to higher depreciation expense related to the Company’s investment in its IT infrastructure and higher legal costs. Amortization of intangibles declined due to the final adjustments made to the fair value of intangibles related to the Acquisition made in 2014. Selling and marketing expenses were lower in the current quarter as compared to the prior year due to the effects of staff reductions implemented in 2015. In addition, operating expenses in the current quarter reflected a lower provision for the Company's annual short-term incentive plan associated with the first quarter financial performance.

Operating income for the quarter ended April 2, 2016 decreased $10 million as compared to the prior year, driven by the drop in profit mainly due to the sales decline.

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

Results of Operations by Segment
The following commentary should be read in conjunction with the financial results of each operating business segment as detailed in Note 18 Segment Information in the Notes to the Consolidated Financial Statements. The segment results exclude purchase accounting adjustments, amortization, acquisition and integration costs, and exit and restructuring costs.
Legacy Zebra
(in millions as adjusted as described above, except percentages):

	Three Months Ended
	April 2, 2016 Restated	April 4, 2015	$ Change	% Change
Net sales	$314	$332	$(18)	(5.4)%
Gross profit	165	171	(6)	(3.5)%
Operating expenses	94	94	—	—%
Operating income	$71	$77	$(6)	(7.8)%
Gross margin	52.5%	51.5%

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
Operating income for the quarter ended April 2, 2016, decreased 7.8% primarily as a result of lower sales.
Enterprise
(in millions as adjusted as described above, except percentages):

	Three Months Ended
	April 2, 2016 Restated	April 4, 2015	$ Change	% Change
Net sales	$538	$567	$(29)	(5.1)%
Gross profit	228	244	(16)	(6.6)%
Operating expenses	186	190	(4)	(2.1)%
Operating income	$42	$54	$(12)	(22.2)%
Gross margin	42.4%	43.0%

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
Operating income for the quarter ended April 2, 2016, decreased 22.2% primarily as a result of lower sales.

Liquidity and Capital Resources
As of April 2, 2016, the Company had cash of $194 million and long-term debt totaling $2.9 billion and did not have any borrowings against its revolving credit facility with $247 million available ($250 million less $3 million of letters of credit). See Note 12 Long-Term Debt in the Notes to the Consolidated Financial Statements for further details. The primary factors that influence liquidity include, but are not limited to, the amount and timing of revenues, cash collections from customers and capital expenditures. The Company believes that existing capital resources and funds generated from operations are sufficient to meet anticipated capital requirements and to service its indebtedness. The following table summarizes the Company’s cash flow activities for the periods indicated (in millions, except for percentages):

	Three Months Ended
	April 2, 2016 Restated	April 4, 2015	$ Change	% Change
Operating activities	$96	$36	$60	166.7%
Investing activities	(20)	(49)	$29	(59.2)%
Financing activities	(77)	(40)	$(37)	92.5%
Effect of exchange rates on cash	3	(11)	$14	(136.4)%
Net increase/ (decrease) in cash	$2	$(64)	$66	(103.1)%
The change in the Company’s cash and cash equivalents balance as of April 2, 2016 is reflective of the following:

The increase in cash flows from operations consisted of an increase in cash inflows related to accounts receivable, inventory, other assets and accounts payable of $136 million due to lower sales, working capital requirements and a change in payment terms with some of the Company's suppliers. Offsetting the increase was a $83 million increase in cash outflows primarily a result of reduced accrued liabilities related to employee compensation and customer reserves, and higher levels of estimated income tax payments made in 2016.

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

Credit Facilities
On October 27, 2014, the Company entered into a new credit agreement which provides for a term loan of $2.2 billion (“Term Loan”) and a revolving credit facility of $250.0 million (“Revolving Credit Facility”). Borrowings under the Term Loan bear interest at a variable rate plus an applicable margin, subject to an all-in floor of 4.75%. As of April 2, 2016, the Term Loan interest rate was 4.75%. Interest payments are payable quarterly. The Company has entered into interest rate swaps to manage interest rate risk on its long-term debt. See Note 10 Derivative Instruments.
The credit agreement requires the Company to prepay the Term Loan and Revolving Credit Facility, under certain circumstances or transactions defined in the credit agreement. Also, the Company may make optional prepayments of the Term Loan, in whole or in part, without premium or penalty. The Company made such optional principal prepayments of $235 million in 2016. Unless satisfied by further optional prepayments, the Company is required to make a final scheduled principal payment of $1.96 billion due on October 27, 2021.
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

We encourage readers of this report to review Item 1A, “Risk Factors,” in the Annual Report on Form 10-K/A for the year ended December 31, 2015, for further discussion of issues that could affect Zebra’s future results. Zebra undertakes no obligation, other than as may be required by law, to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances, or any other reason after the date of this report.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in the Company’s market risk during the quarter ended April 2, 2016. For additional information on market risk, refer to the “Quantitative and Qualitative Disclosures About Market Risk” section of the Form 10-K/A for the year ended December 31, 2015.
In the normal course of business, portions of the Company’s operations are subject to fluctuations in currency values. The Company manages these risks using derivative financial instruments. See Note 10 Derivative Instruments to the Consolidated Financial Statements included in this report for further discussion of derivative instruments.

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
This material weakness has in part resulted in a restatement of the annual financial statements for the year ended December 31, 2015 and the quarterly financial statements for the quarter ended April 2, 2016.

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
See Note 13 Contingencies to the Consolidated Financial Statements included in this report.

Item 1A.	Risk Factors
There have been no other material changes to the risk factors included in the Company’s Annual Report for the year ended December 31, 2015. In addition to the other information included in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Annual Report on Form 10-K/A for the year ended December 31, 2015 and the factors identified under "Safe Harbor" at the end of Item 2 of Part I of the Quarterly Report on Form 10-Q, which could materially affect our business, financial condition, cash flows or results of operations. The risks described in the Annual Report are not the only risks facing the company. Additional risks and uncertainties not currently known to the Company or that the Company currently considers immaterial also may materially adversely affect its business, financial condition, and/or operating results.

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

101
The following financial information from Zebra Technologies Corporation Quarterly Report on Form 10-Q/A, for the quarter ended April 2, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the consolidated balance sheets; (ii) the consolidated statements of operations; (iii) the consolidated statements of comprehensive loss; (iv) the consolidated statements of cash flows; and (v) notes to consolidated financial statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZEBRA TECHNOLOGIES CORPORATION

Date: November 14, 2016	By:	/s/ Anders Gustafsson
Anders Gustafsson
Chief Executive Officer

Date: November 14, 2016	By:	/s/ Michael C. Smiley
Michael C. Smiley
Chief Financial Officer