Form 10-Q/A
period 2016-07-02
ZEBRA TECHNOLOGIES CORP
filed 2016-11-15
CIK 877212

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

EXPLANATORY NOTE

Zebra Technologies Corporation (the "Company") is filing this Amendment to its Quarterly Report on Form 10-Q ("Form 10-Q/A") for the quarter-ended July 2, 2016 which was filed with the Securities and Exchange Commission (SEC) on August 9, 2016 (the "Original Filing"). The Company is filing this Form 10-Q/A to reflect restatements of its Consolidated Balance Sheet at July 2, 2016, its Consolidated Statements of Operations, Comprehensive Loss and Cash Flows for the three and six months ended July 2, 2016, and the related notes thereto, as a result of the correction of these primarily related to the Company's underaccrual of certain 2015 estimates, most notably for its sales commissions plan, its accounting for income taxes and an error to the net realizable value of acquired trade receivables impacting goodwill and general and administrative expenses.
By restating our financial statements to correct the errors discussed above, we are making adjustments for previously identified accounting errors deemed immaterial in aggregate with respect to the year ended December 31, 2015, which were recorded in the Company's 2016 financial results. When these financial statements were originally issued, we assessed the impact of these unrecorded adjustments and concluded that they were not material individually or in the aggregate to our financial statements for the year ended December 31, 2015 or the three and six months ended July 2, 2016. In conjunction with the restatement, we have determined that it is appropriate within this Amendment to reflect these adjustments in the year ended December 31, 2015 Consolidated Financial Statements. Please refer to Note 2 - “Restatement” included in our audited consolidated financial statements and notes thereto in this Amendment for more information regarding the impact of these adjustments.

The following sections in the Original Filing are revised in this Form 10-Q/A, solely as a result of, and to reflect the restatement:

Part I - Item 1 – Financial Statements
Part I - Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
Part I - Item 4 – Controls and Procedures
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

For the convenience of the reader, this Form 10-Q/A sets forth the information in the Original Filing in its entirety, as such information is modified and superseded where necessary to reflect the restatement and related revisions. Except as provided above, this Amendment does not reflect events occurring after the filing of the Original Filing and does not amend or otherwise update any information in the Original Filing. Accordingly, this Form 10-Q/A should be read in conjunction with our filings with the SEC subsequent to filing of the Original Filing with the SEC on August 9, 2016.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
QUARTER ENDED JULY 2, 2016

PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements
ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	July 2, 2016 Restated	December 31, 2015 Restated
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$141	$192
Accounts receivable, net of allowances for doubtful accounts of $6	631	671
Inventories, net	362	397
Prepaid expenses and other current assets	88	74
Total Current assets	1,222	1,334
Property and equipment, net	301	298
Goodwill	2,493	2,490
Other intangibles, net	640	757
Long-term deferred income taxes	71	70
Other long-term assets	78	91
Total Assets	$4,805	$5,040
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$347	$289
Accrued liabilities	303	367
Deferred revenue	209	197
Income taxes payable	11	42
Total Current liabilities	870	895
Long-term debt	2,873	3,012
Long-term deferred revenue	118	124
Other long-term liabilities	127	116
Total Liabilities	3,988	4,147
Stockholders’ Equity:
Preferred stock, $.01 par value; authorized 10,000,000 shares; none issued	—	—
Class A common stock, $.01 par value; authorized 150,000,000 shares; issued 72,151,857 shares	1	1
Additional paid-in capital	189	194
Treasury stock at cost, 19,375,649 and 19,990,006 shares at July 2, 2016 and December 31, 2015, respectively	(615)	(631)
Retained earnings	1,306	1,377
Accumulated other comprehensive loss	(64)	(48)
Total Stockholders’ Equity	817	893
Total Liabilities and Stockholders’ Equity	$4,805	$5,040
See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 2, 2016 Restated	July 4, 2015	July 2, 2016 Restated	July 4, 2015
Net sales:
Net sales of tangible products	$753	$762	$1,469	$1,517
Revenue from services and software	126	128	259	266
Total Net sales	879	890	1,728	1,783
Cost of sales:
Cost of sales of tangible products	387	407	762	793
Cost of services and software	86	90	170	188
Total Cost of sales	473	497	932	981
Gross profit	406	393	796	802
Operating expenses:
Selling and marketing	112	125	225	247
Research and development	95	100	188	196
General and administrative	77	70	151	136
Amortization of intangible assets	60	63	119	131
Acquisition and integration costs	34	31	70	57
Exit and restructuring costs	5	18	10	29
Total Operating expenses	383	407	763	796
Operating income (loss)	23	(14)	33	6
Other (expenses) income:
Foreign exchange (loss) gain	(5)	11	(3)	(16)
Interest expense and other, net	(51)	(50)	(102)	(101)
Total Other expenses	(56)	(39)	(105)	(117)
Loss before income taxes	(33)	(53)	(72)	(111)
Income tax expense (benefit)	12	24	(1)	(9)
Net loss	$(45)	$(77)	$(71)	$(102)
Basic loss per share	$(0.88)	$(1.50)	$(1.38)	$(2.00)
Diluted loss per share	$(0.88)	$(1.50)	$(1.38)	$(2.00)
Basic weighted average shares outstanding	51,533,236	50,917,161	51,405,373	50,798,238
Diluted weighted average and equivalent shares outstanding	51,533,236	50,917,161	51,405,373	50,798,238
See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 2, 2016 Restated	July 4, 2015	July 2, 2016 Restated	July 4, 2015
Net loss	$(45)	$(77)	$(71)	$(102)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on anticipated sales hedging transactions	11	(5)	(4)	(3)
Unrealized (loss) gain on forward interest rate swaps hedging transactions	(3)	3	(10)	(4)
Foreign currency translation adjustment	(6)	(8)	(2)	(10)
Comprehensive loss	$(43)	$(87)	$(87)	$(119)
See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	July 2, 2016 Restated	July 4, 2015
Cash flows from operating activities:
Net loss	$(71)	$(102)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	154	162
Amortization of debt issuance cost and discount	11	10
Share-based compensation	12	18
Excess tax benefit from equity-based compensation	(2)	(11)
Deferred income taxes	3	(25)
Unrealized gain on forward interest rate swaps	(2)	—
All other, net	4	1
Changes in assets and liabilities, net of businesses acquired:
Accounts receivable	43	48
Inventories	35	(23)
Other assets	21	(17)
Accounts payable	51	(43)
Accrued liabilities	(74)	1
Deferred revenue	4	16
Income taxes	(61)	(18)
Other operating activities	(6)	3
Net cash provided by operating activities	122	20
Cash flows from investing activities:
Purchases of property and equipment	(35)	(49)
Acquisition of businesses, net of cash acquired	—	(49)
Proceeds from sale of long-term investments	—	2
Purchases of long-term investments	(1)	—
Purchases of investments and marketable securities	—	(1)
Proceeds from sales of investments and marketable securities	—	25
Net cash used in investing activities	(36)	(72)
Cash flows from financing activities:
Payment of long-term debt	(213)	(130)
Proceeds from issuance of long-term debt	68	—
Proceeds from exercise of stock options and stock purchase plan purchases	5	11
Taxes paid related to net share settlement of equity awards	(6)	(13)
Excess tax benefit from share-based compensation	2	11
Net cash used in financing activities	(144)	(121)
Effect of exchange rate changes on cash	7	(16)
Net decrease in cash and cash equivalents	(51)	(189)
Cash and cash equivalents at beginning of period	192	394
Cash and cash equivalents at end of period	$141	$205
Supplemental disclosures of cash flow information:
Income taxes paid, net	$52	$21
Interest paid	$99	$91
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
The Consolidated Balance Sheet, Consolidated Statements of Operations, Comprehensive Loss, and Cash Flows, and Notes 5, 6, 7, 8, 9, 13, 15, 16, and 17 in these financial statements were updated to reflect the restatement.
The tables below present the impact of the changes on the Company's financial statement line items:

Impacted Consolidated balance sheet amounts (in millions)

	As of July 2, 2016
	As Previously Reported	Restatement Adjustments	As Restated
Goodwill	$2,496	$(3)	$2,493
Long-term deferred income taxes	54	17	71
Total Assets	4,791	14	4,805
Income taxes payable	—	11	11
Total Current liabilities	859	11	870
Other long-term liabilities	110	17	127
Total Liabilities	3,960	28	3,988
Retained earnings	1,320	(14)	1,306
Total Stockholders' Equity	831	(14)	817
Total Liabilities and Stockholders' Equity	4,791	14	4,805

Impacted Consolidated statement of operations amounts (in millions, except per share amounts)

	Three months ended July 2, 2016			Six months ended July 2, 2016
	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated
Net sales of tangible products	$753	$—	$753	$1,467	$2	$1,469
Cost of sales of tangible products	387	—	387	760	2	762
Selling and marketing	112	—	112	233	(8)	225
General and administrative	78	(1)	77	152	(1)	151
Acquisition and integration costs	34	—	34	71	(1)	70
Exit and restructuring costs	5	—	5	11	(1)	10
Operating income	22	1	23	22	11	33
Foreign exchange (loss) gain	(5)	—	(5)	(4)	1	(3)
Interest expense and other, net	(51)	—	(51)	(101)	(1)	(102)
Loss before income taxes	(34)	1	(33)	(83)	11	(72)
Income tax expense (benefit)	15	(3)	12	(5)	4	(1)
Net loss	(49)	4	(45)	(78)	7	(71)

Basic loss per share	$(0.95)	$0.07	$(0.88)	$(1.51)	$0.13	$(1.38)
Diluted loss per share	$(0.95)	$0.07	$(0.88)	$(1.51)	$0.13	$(1.38)

Impacted Consolidated statement of cash flows amounts (in millions)

	Six months ended July 2, 2016
	As Previously Reported	Restatement Adjustments	As Restated
Net loss	$(78)	$7	$(71)
Changes in assets and liabilities, net of business acquired:
Accounts receivable	46	(3)	43
Inventories	32	3	35
Other assets	20	1	21
Accrued liabilities	(66)	(8)	(74)

The Consolidated Statements of Comprehensive Loss as of the three months and six months ended July 2, 2016 were adjusted for the $4 million and $7 million decreases in net loss, respectively. Additionally, a correction of $1 million in foreign currency translation is reflected in the six months ended July 2, 2016.
Note 3 Significant Accounting Policies

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

Note 5 Inventories
The components of inventories, net are as follows (in millions):

	July 2, 2016	December 31, 2015 Restated
Raw material	$169	$178
Work in process	1	—
Finished goods	264	274
Inventories, gross	434	452
Inventory reserves	(72)	(55)
Inventories, net	$362	$397

Note 6 Other Long-Term Assets
Other long-term assets consist of the following (in millions):

	July 2, 2016	December 31, 2015 Restated
Long-term investments	$32	$31
Long-term notes receivable	14	14
Other long-term assets	12	24
Investments related to the deferred compensation plan	10	9
Long-term trade receivable	7	11
Deposits	3	2
Total	$78	$91
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

Note 7 Accrued Liabilities
The components of accrued liabilities are as follows (in millions):

	July 2, 2016	December 31, 2015 Restated
Accrued other expenses	$120	$131
Accrued compensation and related benefits	53	49
Customer reserves	38	38
Accrued incentive compensation	28	68
Interest payable	22	36
Accrued warranty	21	22
Interest rate swap liability	10	3
Restructuring liability	7	10
Accrued other taxes	4	10
Total	$303	$367

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
During the first six months of 2016, the Company incurred exit and restructuring costs specific to the Acquisition as follows (in millions) (restated):

	Cumulative costs incurred through December 31, 2015 Restated	Costs incurred for the six months ended July 2, 2016 Restated	Cumulative costs incurred through July 2, 2016
Severance, stay bonus, and other employee-related expenses	$37	$8	$45
Obligations for future non-cancellable lease payments	9	2	11
Total	$46	$10	$56
Exit and restructuring charges were $2 million and $3 million for the Legacy Zebra and Enterprise segments, respectively for the three month period ended July 2, 2016 and $3 million and $7 million, respectively for the six month period ended July 2, 2016. The Company expects total charges for the year ended December 31, 2016 related to the Acquisition to be in the range of $15 million to $20 million.
A rollforward of the exit and restructuring accruals is as follows (in millions):

	Three months ended		Six months ended
	July 2, 2016	July 4, 2015	July 2, 2016 Restated	July 4, 2015
Balance at the beginning of the period	$13	$8	$15	$7
Charged to earnings	5	18	10	29
Cash paid	(5)	(8)	(12)	(18)
Balance at the end of the period	$13	$18	$13	$18
Liabilities related to exit and restructuring activities are included in the following accounts in the consolidated balance sheets (in millions):

	July 2, 2016	December 31, 2015 Restated
Accrued liabilities	$7	$10
Other long-term liabilities	6	5
Total liabilities related to exit and restructuring activities	$13	$15
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
Summary financial information related to these activities included in the Company’s consolidated statements of operations as other (expenses) income is as follows (in millions):

	Three Months Ended		Six Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016 Restated	July 4, 2015
Realized gain (loss) from foreign exchange derivatives	$2	$(1)	$(3)	$3
(Loss) gain on net foreign currency assets	(7)	12	—	(19)
Foreign exchange (loss) gain	$(5)	$11	$(3)	$(16)

	July 2, 2016		December 31, 2015
Notional balance of outstanding contracts (in millions):
British Pound/US dollar		£3		£5
Euro/US dollar		€124		€133
British Pound/Euro		£—		£7
Canadian Dollar/US dollar		$12		$5
Czech Koruna/US dollar	Kč	137	Kč	140
Brazilian Real/US dollar	R$	7	R$	28
Malaysian Ringgit/US dollar	RM	114	RM	13
Net fair value of outstanding contracts (in millions)		$—		$1
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

Note 11 Long-Term Debt
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

Note 13 Loss per Share

Loss per share were computed as follows (in millions, except share data):

	Three Months Ended		Six Months Ended
	July 2, 2016 Restated	July 4, 2015	July 2, 2016 Restated	July 4, 2015
Weighted average shares:
Basic weighted average shares outstanding	51,533,236	50,917,161	51,405,373	50,798,238
Effect of dilutive securities outstanding	—	—	—	—
Diluted weighted average and equivalent shares outstanding	51,533,236	50,917,161	51,405,373	50,798,238
Net loss	$(45)	$(77)	$(71)	$(102)
Basic per share amounts:
Basic weighted average shares outstanding	51,533,236	50,917,161	51,405,373	50,798,238
Per share amount	$(0.88)	$(1.50)	$(1.38)	$(2.00)
Diluted per share amounts:
Diluted weighted average shares outstanding	51,533,236	50,917,161	51,405,373	50,798,238
Per share amount	$(0.88)	$(1.50)	$(1.38)	$(2.00)
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

Note 15 Income Taxes (Restated)
The Company’s effective tax rates for the six month periods ended July 2, 2016 and July 4, 2015 were 1.4% and 8.4%, respectively. The Company’s effective tax rates differed from the federal statutory rate of 35% primarily due to the taxation of foreign earnings at lower rates, increases to valuation allowances and discrete items.

Note 16 Accumulated Other Comprehensive Loss
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

The components of accumulated other comprehensive loss ("AOCI") for the 6 months ended July 2, 2016 and July 4, 2015 are as follows (in millions):

	Unrealized (losses) gains on sales hedging	Unrealized (losses)/ gains on forward interest rate swaps (1)	Currency translation adjustments	Total
Balance at December 31, 2014	$5	$(8)	$(6)	$(9)
Other comprehensive income (loss) before reclassifications	7	(7)	(3)	(3)
Amounts reclassified from AOCI to income	(11)	—	(7)	(18)
Tax benefit	1	3	—	4
Other comprehensive loss	(3)	(4)	(10)	(17)
Balance at July 4, 2015	$2	$(12)	$(16)	$(26)

Balance at December 31, 2015 (Restated)	$(1)	$(15)	$(32)	$(48)
Other comprehensive loss before reclassifications	(11)	(16)	(2)	(29)
Amounts reclassified from AOCI to income	6	1	—	7
Tax benefit	1	5	—	6
Other comprehensive loss	(4)	(10)	(2)	(16)
Balance at July 2, 2016 (Restated)	$(5)	$(25)	$(34)	$(64)

(1) See Note 9 Derivatives Instruments regarding timing of reclassifications.

Reclassifications out of AOCI to earnings during the 6 months ended July 2, 2016 and July 4, 2015 were as follows (in millions):

		Three Months Ended		Six Months Ended
		July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Comprehensive Income Components	Financial Statement Line Item
Unrealized losses (gains) on sales hedging:
Total before tax	Net sales of tangible products	$5	$(5)	$6	$(11)
Tax (benefit) expense		(1)	1	(1)	2
Net of taxes		4	(4)	5	(9)
Unrealized losses (gains) on forward interest rate swaps:
Total before tax	Interest expense and other, net	—	—	1	—
Tax expense (benefit)		—	—	—	—
Net of taxes		—	—	1	—
Currency translation adjustments	Foreign exchange loss (gain)	—	(7)	—	(7)
Total amounts reclassified from AOCI		$4	$(11)	$6	$(16)

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
Financial information by segment is presented as follows (in millions):

	Three Months Ended		Six Months Ended
	July 2, 2016 Restated	July 4, 2015	July 2, 2016 Restated	July 4, 2015
Net sales:
Legacy Zebra	$305	$320	$619	$652
Enterprise	577	574	1,115	1,141
Total segment	882	894	1,734	1,793
Corporate, eliminations (1)	(3)	(4)	(6)	(10)
Total	$879	$890	$1,728	$1,783
Operating income:
Legacy Zebra	$57	$62	$128	$139
Enterprise	69	43	111	97
Total segment	126	105	239	236
Corporate, eliminations (2)	(103)	(119)	(206)	(230)
Total	$23	$(14)	$33	$6

(1)	Amounts included in Corporate, eliminations consist of purchase accounting adjustments not reported in segments related to the Acquisition.

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

Geographic Information. For the six months ended July 2, 2016, the Company recorded $1,728 million of net sales in its consolidated statements of operations, of which approximately 48.0% were attributable to North America; approximately 32.2% were attributable to Europe, Middle East, and Africa ("EMEA"); and other foreign locations accounted for the remaining 19.8%.
Results of Operations

All of the financial information presented in this Item 2 has been revised to reflect the restatement more fully described in Note 2 to the Consolidated Financial Statements.

Consolidated Results of Operations (in millions, except percentages):
The following tables present key statistics for the Company's operations for the three and six months ended July 2, 2016 and July 4, 2015, respectively

	Three Months Ended				Six Months Ended
	July 2, 2016 Restated	July 4, 2015	$ Change	% Change	July 2, 2016 Restated	July 4, 2015	$ Change	% Change
Net sales	$879	$890	$(11)	(1.2)%	$1,728	$1,783	$(55)	(3.1)%
Gross profit	406	393	13	3.3%	796	802	(6)	(0.7)%
Operating expenses	383	407	(24)	(5.9)%	763	796	(33)	(4.1)%
Operating income (loss)	$23	$(14)	37	NM	$33	$6	27	NM
Gross margin	46.2%	44.2%			46.1%	45.0%

Net sales by product category were as follows (in millions, except percentages):

	Three Months Ended				Six Months Ended
	July 2, 2016	July 4, 2015	$ Change	% Change	July 2, 2016 Restated	July 4, 2015	$ Change	% Change
Hardware	$685	$695	$(10)	(1.4)%	$1,331	$1,383	$(52)	(3.8)%
Supplies	68	67	1	1.5%	138	134	4	3.0%
Service and software	126	128	(2)	(1.6)%	259	266	(7)	(2.6)%
Total Net sales	$879	$890	$(11)	(1.2)%	$1,728	$1,783	$(55)	(3.1)%

 Net sales to customers by geographic region were as follows (in millions, except percentages):

	Three Months Ended				Six Months Ended
	July 2, 2016	July 4, 2015	$ Change	% Change	July 2, 2016 Restated	July 4, 2015	$ Change	% Change
Geographic Region
Europe, Middle East and Africa	$283	$303	$(20)	(6.6)%	$557	$594	$(37)	(6.2)%
Latin America	53	55	(2)	(3.6)%	99	108	(9)	(8.3)%
Asia-Pacific	129	118	11	9.3%	243	224	19	8.5%
Total International	465	476	(11)	(2.3)%	899	926	(27)	(2.9)%
North America	414	414	—	—%	829	857	(28)	(3.3)%
Total Net sales	$879	$890	$(11)	(1.2)%	$1,728	$1,783	$(55)	(3.1)%

Operating expenses are summarized below (in millions, except percentages):

	Three Months Ended				Six Months Ended
	July 2, 2016 Restated	July 4, 2015	$ Change	% Change	July 2, 2016 Restated	July 4, 2015	$ Change	% Change
Selling and marketing	$112	$125	$(13)	(10.4)%	$225	$247	$(22)	(8.9)%
Research and development	95	100	(5)	(5.0)%	188	196	(8)	(4.1)%
General and administrative	77	70	7	10.0%	151	136	15	11.0%
Amortization of intangible assets	60	63	(3)	(4.8)%	119	131	(12)	(9.2)%
Acquisition and integration costs	34	31	3	9.7%	70	57	13	22.8%
Exit and restructuring costs	5	18	(13)	(72.2)%	10	29	(19)	(65.5)%
Total Operating expenses	$383	$407	$(24)	(5.9)%	$763	$796	$(33)	(4.1)%

The Company’s non-operating income and expense items are summarized in the following table (in millions, except percentages):

	Three Months Ended				Six Months Ended
	July 2, 2016	July 4, 2015	$ Change	% Change	July 2, 2016 Restated	July 4, 2015	$ Change	% Change
Foreign exchange (loss) gain	$(5)	$11	$(16)	(145.5)%	$(3)	$(16)	$13	(81.3)%
Interest expense and other, net	(51)	(50)	(1)	2.0%	(102)	(101)	(1)	1.0%
Total other expenses	$(56)	$(39)	$(17)	43.6%	$(105)	$(117)	$12	(10.3)%
Income Taxes (in millions, except percentages):

	Three months ended				Six months ended
	July 2, 2016 Restated	July 4, 2015	$ Change	% Change	July 2, 2016 Restated	July 4, 2015	$ Change	% Change
Income tax expense (benefit)	$12	$24	$(12)	(50.0)%	$(1)	$(9)	$8	(88.9)%
Effective tax rate	36.4%	(44.8)%			1.4%	8.4%

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

Operating expenses for the quarter ended July 2, 2016 were $383 million, or 43.6% of net sales, compared to $407 million, or 45.7% of net sales, in the prior year. Selling and marketing expenses were lower in the current quarter as compared to the prior year due to the effects of staff reductions implemented in 2015 and lower promotional expenses. The decrease in research and development costs is primarily due to a reduction in headcount and shifting resources to lower cost engineering locations. The increase in general and administrative costs is primarily attributable to higher professional fees, legal expenses and IT expenses partially offset in part by lower employee benefits costs. Amortization of intangibles declined due to the final adjustments made in 2015 to the fair value of intangibles related to the Acquisition. Following its Acquisition, the Company has moved into the next phase of its IT integration plan wherein Acquisition and integration costs have risen as compared to the prior year quarter which includes winding down the transition services agreement with Motorola Solutions. Exit and restructuring costs were lower due to a reduced level of restructuring activity as the company progresses with its restructuring plan related to the Acquisition.

Operating income for the quarter ended July 2, 2016 increased $37 million as compared to the prior year, driven by higher gross margin and lower operating expenses, slightly offset by lower sales.

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

Operating expenses for the six months ended July 2, 2016 were $763 million, or 44.2% of net sales, compared to $796 million, or 44.6% of net sales, in the prior year. Selling and marketing expenses were lower for the six months ended July 2, 2016 as compared to the prior year due to the effects of staff reductions implemented in 2015 and lower promotional expenses. The decrease in research and development costs is primarily due to a reduction in headcount and shifting resources to lower cost engineering locations. The increase in general and administrative costs is primarily due to higher legal expenses, professional fees and IT expenses offset in part by lower employee compensation costs. Amortization of intangibles declined due to the final adjustments made in 2015 to the fair value of intangibles related to the Acquisition. Following its Acquisition, the Company has moved into the next phase of its IT integration plan wherein Acquisition and integration costs have risen as compared to the prior year which includes winding down the transition services agreement with Motorola Solutions. Exit and restructuring costs were lower due a reduced level of restructuring activity as the company progresses with its restructuring plan related to the Acquisition.

Operating income for the six months ended July 2, 2016 increased $27 million as compared to the prior year, driven by the increase in gross margin and lower operating expenses being partially offset by the decline in sales.

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

Legacy Zebra
(in millions as adjusted as described above, except percentages):

	Three Months Ended				Six Months Ended
	July 2, 2016	July 4, 2015	$ Change	% Change	July 2, 2016 Restated	July 4, 2015	$ Change	% Change
Net sales	$305	$320	$(15)	(4.7)%	$619	$652	$(33)	(5.1)%
Gross profit	153	160	(7)	(4.4)%	318	331	(13)	(3.9)%
Operating expenses	96	98	(2)	(2.0)%	190	192	(2)	(1.0)%
Operating income	$57	$62	(5)	(8.1)%	$128	$139	(11)	(7.9)%
Gross margin	50.2%	50.0%			51.4%	50.8%

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

Operating income for the six months ended July 2, 2016 decreased 7.9% primarily as a result of lower sales partially offset by lower operating expenses.

Enterprise
(in millions as adjusted as described above, except percentages):

	Three Months Ended				Six Months Ended
	July 2, 2016 Restated	July 4, 2015	$ Change	% Change	July 2, 2016 Restated	July 4, 2015	$ Change	% Change
Net sales	$577	$574	$3	0.5%	$1,115	$1,141	$(26)	(2.3)%
Gross profit	257	239	18	7.5%	485	483	2	0.4%
Operating expenses	188	196	(8)	(4.1)%	374	386	(12)	(3.1)%
Operating income	$69	$43	$26	60.5%	$111	$97	$14	14.4%
Gross margin	44.5%	41.6%			43.5%	42.3%

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

Operating income for the quarter ended July 2, 2016, increased 60.5% primarily as a result of an improvement in gross margin and lower operating expenses.

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

Operating income for the six months ended July 2, 2016, increased 14.4% primarily as a result of as a result of an improvement in gross margin and lower operating expenses, partially offset by lower sales.

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

	Six Months Ended
	July 2, 2016 Restated	July 4, 2015	$ Change	% Change
Operating activities	$122	$20	$102	NM
Investing activities	(36)	(72)	36	(50.0)%
Financing activities	(144)	(121)	(23)	19.0%
Effect of exchange rates on cash	7	(16)	23	(143.8)%
Net decrease in cash	$(51)	$(189)	$138	(73.0)%
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

The increase in net cash used in financing activities of $23 million over the prior year consisted primarily of the increase in Term Loan repayments of $15 million as well as $8 million of stock activity related to the Company's share-based compensation program.
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
This material weakness has in part resulted in a restatement of the annual financial statements for the year ended December 31, 2015 and the quarterly financial statements for the three and six months ended July 2, 2016.

Remediation Plan
Management and the Board of Directors are committed to the continued improvement of the Company’s overall system of internal controls over financial reporting. With the identification of the material weakness associated with the preparation and review process of our quarterly and annual tax provision in 2015, we began implementing a remediation plan to address these issues. This plan includes the implementation of improved and documented processes and procedures, as well as hiring additional accounting and tax professionals. Since identifying this material weakness, the Company has made substantial progress in executing the remediation plan, including hiring a Vice President of Tax. We believe our actions will be effective in remediating the material weakness, but only after the applicable processes and procedures have been in place for a sufficient period of time is management able to conclude through testing that these controls are effective. Because some of the controls are executed only at year-end, we cannot evaluate them for effectiveness until the related processes and procedures are completed and tested.
Changes in Internal Controls over Financial Reporting
During the quarter covered by this report, other than the changes discussed above and in the next paragraph, there have been no other significant changes in the internal controls that have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.
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

101
The following financial information from Zebra Technologies Corporation Quarterly Report on Form 10-Q/A, for the quarter ended July 2, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the consolidated balance sheets; (ii) the consolidated statements of operations; (iii) the consolidated statements of comprehensive loss; (iv) the consolidated statements of cash flows; and (v) notes to consolidated financial statements.

(1) Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended July 2, 2016.

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