Form 10-Q
period 2016-10-01
ZEBRA TECHNOLOGIES CORP
filed 2016-11-15
CIK 877212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2016
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

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
QUARTER ENDED OCTOBER 1, 2016

PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements
ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	October 1, 2016	December 31, 2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$163	$192
Accounts receivable, net of allowances for doubtful accounts of $6	599	671
Inventories, net	345	397
Prepaid expenses and other current assets	90	74
Assets held for sale	68	—
Total Current assets	1,265	1,334
Property and equipment, net	292	298
Goodwill	2,460	2,490
Other intangibles, net of accumulated amortization of $500 and $342, respectively	533	757
Long-term deferred income taxes	83	70
Other long-term assets	65	91
Total Assets	$4,698	$5,040
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$360	$289
Accrued liabilities	347	367
Deferred revenue	204	197
Income taxes payable	—	42
Liabilities held for sale	21	—
Total Current liabilities	932	895
Long-term debt	2,788	3,012
Long-term deferred revenue	101	125
Other long-term liabilities	129	115
Total Liabilities	3,950	4,147
Stockholders’ Equity:
Preferred stock, $.01 par value; authorized 10,000,000 shares; none issued	—	—
Class A common stock, $.01 par value; authorized 150,000,000 shares; issued 72,151,857 shares	1	1
Additional paid-in capital	199	194
Treasury stock at cost, 19,335,780 and 19,990,006 shares at October 1, 2016 and December 31, 2015, respectively	(614)	(631)
Retained earnings	1,223	1,377
Accumulated other comprehensive loss	(61)	(48)
Total Stockholders’ Equity	748	893
Total Liabilities and Stockholders’ Equity	$4,698	$5,040
See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Net sales:
Net sales of tangible products	$772	$788	$2,241	$2,305
Revenue from services and software	132	128	391	394
Total Net sales	904	916	2,632	2,699
Cost of sales:
Cost of sales of tangible products	402	403	1,164	1,196
Cost of services and software	88	99	258	287
Total Cost of sales	490	502	1,422	1,483
Gross profit	414	414	1,210	1,216
Operating expenses:
Selling and marketing	112	120	337	367
Research and development	96	100	284	296
General and administrative	74	67	225	203
Amortization of intangible assets	59	59	178	190
Acquisition and integration costs	28	37	98	94
Impairment of goodwill and other intangibles	62	—	62	—
Exit and restructuring costs	7	6	17	35
Total Operating expenses	438	389	1,201	1,185
Operating (loss) income	(24)	25	9	31
Other (expense) income:
Foreign exchange loss	(1)	(5)	(4)	(21)
Interest expense, net	(46)	(46)	(145)	(145)
Other, net	(6)	1	(9)	(1)
Total Other expenses	(53)	(50)	(158)	(167)
Loss before income taxes	(77)	(25)	(149)	(136)
Income tax expense (benefit)	6	4	5	(5)
Net loss	$(83)	$(29)	$(154)	$(131)
Basic loss per share	$(1.61)	$(0.57)	$(2.99)	$(2.56)
Diluted loss per share	$(1.61)	$(0.57)	$(2.99)	$(2.56)
Basic weighted average shares outstanding	51,690,204	51,151,541	51,499,447	50,925,976
Diluted weighted average and equivalent shares outstanding	51,690,204	51,151,541	51,499,447	50,925,976
See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Net loss	$(83)	$(29)	$(154)	$(131)
Other comprehensive income (loss), net of tax:
Unrealized loss on anticipated sales hedging transactions	(1)	(2)	(5)	(5)
Unrealized gain (loss) on forward interest rate swaps hedging transactions	3	(6)	(7)	(10)
Foreign currency translation adjustment	—	(12)	(1)	(22)
Comprehensive loss	$(81)	$(49)	$(167)	$(168)
See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	October 1, 2016	October 3, 2015
Cash flows from operating activities:
Net loss	$(154)	$(131)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	234	240
Impairment of goodwill, intangibles and other assets	67	—
Amortization of debt issuance costs and discount	16	13
Share-based compensation	20	25
Excess tax benefit from equity-based compensation	(2)	(11)
Deferred income taxes	(4)	(38)
Unrealized gain on forward interest rate swaps	(2)	(3)
All other, net	5	12
Changes in assets and liabilities, net of businesses acquired:
Accounts receivable	46	41
Inventories	38	(26)
Other assets	20	(33)
Accounts payable	63	8
Accrued liabilities	(23)	2
Deferred revenue	(2)	8
Income taxes	(69)	13
Other operating activities	(8)	(4)
Net cash provided by operating activities	245	116
Cash flows from investing activities:
Purchases of property and equipment	(49)	(87)
Acquisition of businesses, net of cash acquired	—	(52)
Proceeds from sale of long-term investments	—	3
Purchases of long-term investments	(1)	—
Purchases of investments and marketable securities	—	(1)
Proceeds from sales of investments and marketable securities	—	25
Net cash used in investing activities	(50)	(112)
Cash flows from financing activities:
Payment of long-term debt	(303)	(130)
Proceeds from issuance of long-term debt	68	—
Proceeds from exercise of stock options and stock purchase plan purchases	8	14
Taxes paid related to net share settlement of equity awards	(6)	(13)
Excess tax benefit from share-based compensation	2	11
Net cash used in financing activities	(231)	(118)
Effect of exchange rate changes on cash	7	(22)
Net decrease in cash and cash equivalents	(29)	(136)
Cash and cash equivalents at beginning of period	192	394
Cash and cash equivalents at end of period	$163	$258
Supplemental disclosures of cash flow information:
Income taxes paid, net	$70	$32
Interest paid	121	118
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

Our customers have traditionally benefited from proven solutions that increase productivity and improve efficiency and asset utilization. The Company is poised to drive and capitalize on the evolution of the data capture industry into the broader Enterprise Asset Intelligence ("EAI") industry, based on important technology trends like the Internet of Things ("IoT"), ubiquitous mobility, and cloud computing. EAI solutions offer additional benefits to our customers including real-time, data-driven insights that improve operational visibility and drive workflow optimization.

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
In the opinion of the Company, these interim financial statements include all adjustments (of a normal, recurring nature) necessary to present fairly its consolidated balance sheet as of October 1, 2016 and the consolidated statements of operations and comprehensive loss for the three and nine months ended October 1, 2016 and October 3, 2015 and the consolidated statements of cash flows for the nine months ended October 1, 2016 and October 3, 2015. These results, however, are not necessarily indicative of the results expected for the full year.
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

Recently Adopted Accounting Pronouncement
In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-05, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” This update provides guidance to customers about whether a cloud computing arrangement includes a software license or should be accounted for differently. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance does not change generally accepted accounting principles for a customer’s accounting for service contracts. This update is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. The Company has prospectively adopted this new standard as of January 1, 2016 and concluded that it does not have a material impact on its consolidated financial statements.
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
In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments.” This pronouncement provides clarification guidance on eight specific cash flow presentation issues that have developed due to diversity in practice. The issues include, but are not limited to, debt prepayment or extinguishment costs, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, and cash receipts from payments on beneficial interests in securitization transactions. The amendments in this ASU where practicable will be applied retrospectively. The standard will be effective for the Company in the first quarter of 2018. Earlier adoption is permitted. Management does not believe this pronouncement will have a material impact on its consolidated financial statements.
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
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326) -Measurement of Credit Losses on Financial Instruments.” The new standard requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. It replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. There are two transition methods available under the new standard dependent upon the type of financial instrument, either cumulative effect or prospective. The standard will be effective for the Company in the first quarter of 2020. Earlier adoption is permitted only for annual periods after December 15, 2018. Management is currently assessing the impact of adoption on its consolidated financial statements.
Note 3 Business Divestiture

On September 13, 2016, the Company entered into an Asset Purchase Agreement with Extreme Networks, Inc. to dispose of its wireless LAN (“WLAN”) business (“disposal group”) for $55 million in cash, subject to working capital and other adjustments.

Management has determined that the disposal group does not qualify to be reported as discontinued operations and will therefore continue to be reported as part of continuing operations in its consolidated statements of operations. The assets and liabilities of the disposal group do qualify for assets held for sale accounting treatment and have been reclassified as assets and liabilities held for sale within the consolidated balance sheet at fair value less cost to sell.
As reported on Form 8-K filed on September 20, 2016, the Company incurred a non-cash pre-tax charge related to the disposal group during the third quarter of 2016. This charge, which totaled $62 million, consists of impairments of goodwill for $32 million and other intangibles for $30 million and is shown separately on the consolidated statements of operations for the three and nine months ended October 1, 2016. The sale price of the disposal group was used as fair value in determining the impairment of the assets held for sale. Since the sales price of the disposal group was less than its carrying value, the resulting loss was recorded as an impairment.
WLAN operating results are reported in the Enterprise segment. For the nine months ended October 1, 2016, the Company generated revenue and gross profit from these assets of $76 million and $37 million, respectively.
The assets and liabilities classified as held for sale reflected in the consolidated balance sheets related to the WLAN business are as follows (in millions):

October 1, 2016
Accounts receivable, net	$27
Inventories, net	14
Prepaid expenses and other current assets	2
Current assets held for sale	43

Property and equipment, net	3
Goodwill	—
Other intangibles, net	18
Other long-term assets	4
Total assets held for sale	$68

Accrued liabilities	$5
Current liabilities held for sale	5

Deferred revenue	15
Other long-term liabilities	1
Total liabilities held for sale	$21
On October 28, 2016, the Company completed the disposition of the disposal group. The finalization of the closing balance sheet is expected to be completed no later than the first quarter of 2017.

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
Financial assets and liabilities carried at fair value as of October 1, 2016, are classified below (in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Investments related to the deferred compensation plan	$11	$—	$—	$11
Total Assets at fair value	$11	$—	$—	$11
Liabilities:
Forward interest rate swap contracts (2)	$—	$37	$—	$37
Derivative contracts-foreign currency (1)	3	5	—	8
Liabilities related to the deferred compensation plan	11	—	—	11
Total Liabilities at fair value	$14	$42	$—	$56

Financial assets and liabilities carried at fair value as of December 31, 2015, are classified below (in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Derivative contracts-foreign currency (1)	$6	$1	$—	$7
Investments related to the deferred compensation plan	9	—	—	9
Total Assets at fair value	$15	$1	$—	$16
Liabilities:
Forward interest rate swap contracts (2)	$—	$26	$—	$26
Liabilities related to the deferred compensation plan	9	—	—	9
Total Liabilities at fair value	$9	$26	$—	$35

(1) The fair value of the derivative contracts is calculated as follows:
a. Fair value of a put option contract associated with forecasted sales hedges is calculated using bid and ask rates for similar contracts.
b. Fair value of regular forward contracts associated with forecasted sales hedges is calculated using the period-end exchange rate adjusted for current forward points.
c. Fair value of hedges against net assets is calculated at the period-end exchange rate adjusted for current forward points (Level 2). If the hedge has been traded but not settled at period-end, the fair value is calculated at the rate at which the hedge is being settled (Level 1). As a result, transfers from Level 2 to Level 1 of the fair value hierarchy totaled $3 million and $6 million as of October 1, 2016 and December 31, 2015, respectively.
(2) The fair value of forward interest rate swaps is based upon a valuation model that uses relevant observable market inputs at the quoted intervals, such as forward yield curves, and is adjusted for the Company’s credit risk and the interest rate swap terms. See gross balance reporting in Note 9 Derivative Instruments.
The estimated fair value of the Company’s long-term debt approximated $3.0 billion and $3.1 billion at October 1, 2016 and December 31, 2015, respectively. These fair value amounts represent the estimated value at which the Company’s lenders could trade its debt within the financial markets and do not represent the settlement value of these long-term debt liabilities to the Company. The fair value of the long-term debt will continue to vary each period based on fluctuations in market interest rates, as well as changes to the Company’s credit ratings. This methodology resulted in a Level 2 classification in the fair value hierarchy.

Note 5 Inventories
The components of inventories, net are as follows (in millions):

	October 1, 2016	December 31, 2015
Raw material	$164	$178
Finished goods	249	274
Inventories, gross	413	452
Inventory reserves	(68)	(55)
Inventories, net	$345	$397

Note 6 Other Long-Term Assets
Other long-term assets consist of the following (in millions):

	October 1, 2016	December 31, 2015
Long-term investments	$26	$31
Long-term notes receivable	14	14
Other long-term assets	11	24
Investments related to the deferred compensation plan	11	9
Long-term trade receivables	—	11
Deposits	3	2
Total other long-term assets	$65	$91
The long-term investments, which are accounted for using the cost method of accounting, are primarily in venture-capital backed technology companies, and the Company’s ownership interest is between 0.4% to 10.3%. Under the cost method of accounting, investments are carried at cost and are adjusted only for other-than-temporary declines in fair value, certain distributions and additional investments.
For the three and nine month periods ended October 1, 2016, the Company determined there was an other-than-temporary impairment on one of its cost method investments and wrote down the investment by $5 million to its fair value of approximately $1 million. This charge is included in other, net on the consolidated statements of operations.
Note 7 Accrued Liabilities
The components of accrued liabilities are as follows (in millions):

	October 1, 2016	December 31, 2015
Accrued other expenses	$110	$131
Accrued compensation and related benefits	63	49
Accrued incentive compensation	42	68
Interest payable	42	36
Customer reserves	41	38
Accrued warranty	20	22
Restructuring liability	10	10
Foreign exchange contracts	8	—
Interest rate swap liability	7	3
Accrued other taxes	4	10
Total accrued liabilities	$347	$367

Note 8 Costs Associated with Exit and Restructuring Activities
Total exit and restructuring charges relate to the Company's acquisition of the Enterprise business from Motorola Solutions, Inc. ("Acquisition") in October 2014, which includes organizational design changes and operating efficiencies, and the sale of the Company's WLAN business.
Total life-to-date costs for these projects of $63 million have been recorded through October 1, 2016: $13 million in the Legacy Zebra segment and $50 million in the Enterprise segment.
During the first nine months of 2016, the Company incurred exit and restructuring costs for these projects as follows (in millions):

	Cumulative costs incurred through December 31, 2015	Costs incurred for the nine months ended October 1, 2016	Cumulative costs incurred through October 1, 2016
Severance, stay bonus, and other employee-related expenses	$37	$14	$51
Obligations for future non-cancellable lease payments	9	3	12
Total	$46	$17	$63
Exit and restructuring charges were $1 million and $6 million for the Legacy Zebra and Enterprise segments, respectively, for the three month period ended October 1, 2016 and $4 million and $13 million, respectively, for the nine month period ended October 1, 2016. Included in the charges for the three and nine month periods ended October 1, 2016 was $4 million specific to the sale of the WLAN business. The Company expects total charges for the year ended December 31, 2016 to be in the range of $20 million to $30 million.
A rollforward of the exit and restructuring accruals is as follows (in millions):

	Three Months Ended		Nine Months Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Balance at the beginning of the period	$13	$18	$15	$7
Charged to earnings	7	6	17	35
Cash paid	(4)	(8)	(16)	(26)
Reclassification to held for sale liabilities	(2)	—	(2)	—
Balance at the end of the period	$14	$16	$14	$16
Liabilities related to exit and restructuring activities are included in the following accounts in the consolidated balance sheets (in millions):

	October 1, 2016	December 31, 2015
Accrued liabilities	$10	$10
Other long-term liabilities	4	5
Total liabilities related to exit and restructuring activities	$14	$15
Payments of the related long-term liabilities will be completed by October 2024.

Note 9 Derivative Instruments

In the normal course of business, the Company is exposed to global market risks, including the effects of changes in foreign currency exchange rates and interest rates. The Company uses derivative instruments to manage its exposure to such risks and may elect to designate certain derivatives as hedging instruments under ASC 815, “Derivatives and Hedging.” The Company formally documents all relationships between designated hedging instruments and hedged items as well as its risk management objectives and strategies for undertaking hedge transactions. The Company does not hold or issue derivatives for trading or speculative purposes.
In accordance with ASC 815, “Derivative and Hedging,” the Company recognizes derivative instruments as either assets or liabilities on the consolidated balance sheet and measures them at fair value. The following table presents the fair value of its derivative instruments (in millions):

	Asset (Liability) Derivatives
	Balance Sheet Classification	Fair Value
		October 1, 2016	December 31, 2015
Derivative instruments designated as hedges:
Foreign exchange contracts	Prepaid expenses and other current assets	$—	$2
Foreign exchange contracts	Accrued liabilities	(5)	—
Forward interest rate swaps	Accrued liabilities	(4)	(1)
Forward interest rate swaps	Other long-term liabilities	(23)	(14)
Total derivative instruments designated as hedges		$(32)	$(13)

Derivative instruments not designated as hedges:
Foreign exchange contracts	Prepaid expenses and other current assets	$—	$5
Foreign exchange contracts	Accrued liabilities	(3)	—
Forward interest rate swaps	Accrued liabilities	(3)	(2)
Forward interest rate swaps	Other long-term liabilities	(7)	(9)
Total derivative instruments not designated as hedges		(13)	(6)
Total Net Derivative Liability		$(45)	$(19)
See also Note 4 - Fair Value Measurements.
The following table presents the gains (losses) from changes in fair values of derivatives that are not designated as hedges (in millions):

	Gain (Loss) Recognized in Income
		Three Months Ended		Nine Months Ended
	Statement of Operations Classification	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Derivative instruments not designated as hedges:
Foreign exchange contracts	Foreign exchange (loss) gain	$(3)	$3	$(6)	$6
Forward interest rate swaps	Interest expense, net	—	3	2	3
Total (loss) gain recognized in income		$(3)	$6	$(4)	$9
Credit and Market Risk Management
Financial instruments, including derivatives, expose the Company to counterparty credit risk of nonperformance and to market risk related to currency exchange rate and interest rate fluctuations. The Company manages its exposure to counterparty credit risk by establishing minimum credit standards, diversifying its counterparties, and monitoring its concentrations of credit. The Company’s credit risk counterparties are commercial banks with expertise in derivative financial instruments. The Company evaluates the impact of market risk on the fair value and cash flows of its derivative and other financial instruments by considering reasonably possible changes in interest rates and currency exchange rates. The Company continually monitors the creditworthiness of the customers to which it grants credit terms in the normal course of business. The terms and conditions of the Company’s credit sales are designed to mitigate or eliminate concentrations of credit risk with any single customer.

Foreign Currency Exchange Risk Management

The Company conducts business on a multinational basis in a wide variety of foreign currencies. Exposure to market risk for changes in foreign currency exchange rates arises from euro denominated external revenues, cross-border financing activities between subsidiaries, and foreign currency denominated monetary assets and liabilities. The Company realizes its objective of preserving the economic value of non-functional currency denominated cash flows by initially hedging transaction exposures with natural offsets to the fullest extent possible and, once these opportunities have been exhausted, through foreign exchange forward and option contracts.

The Company manages the exchange rate risk of anticipated euro denominated sales using put options, forward contracts, and participating forwards, all of which typically mature within twelve months of execution. The Company designates these derivative contracts as cash flow hedges. Gains and losses on these contracts are deferred in accumulated other comprehensive loss until the contract is settled and the hedged sale is realized. The deferred gain or loss is then reported as an increase or decrease to net sales. As of October 1, 2016 and December 31, 2015, the notional amounts of the Company’s foreign exchange cash flow hedges were €409 million and €193 million, respectively. At the end of the fourth quarter of 2015, the Company expanded its hedging activities to manage the exposure from the Enterprise segment related to fluctuations of foreign currency exchange rates. The impact is reflected in the consolidated statements of comprehensive loss.

The Company uses forward contracts, which are not designated as hedging instruments, to manage its exposures related to its Brazilian Real, British Pound, Canadian Dollar, Czech Koruna, Euro, Malaysian Ringgit, Australian Dollar and Swedish Krona denominated net assets. These forward contracts typically mature within three months after execution. Monetary gains and losses on these forward contracts are recorded in income each quarter and are generally offset by the transaction gains and losses related to their net asset positions. The notional values of these outstanding contracts are as follow:

	October 1, 2016		December 31, 2015
Notional balance of outstanding contracts (in millions):
British Pound/US dollar		£4		£5
Euro/US dollar		€128		€133
British Pound/Euro		£7		£7
Canadian Dollar/US dollar		$7		$5
Czech Koruna/US dollar	Kč	181	Kč	140
Brazilian Real/US dollar	R$	39	R$	28
Malaysian Ringgit/US dollar	RM	110	RM	13
Australian Dollar/US dollar		$25		$—
Swedish Krona/US dollar	kr	16	kr	—
Net fair value of outstanding contracts (in millions)		$—		$1

Interest Rate Risk Management

In October 2014, the Company entered into a credit agreement, which provides for a term loan (“Term Loan”) of $2.2 billion and a revolving credit facility (“Revolving Credit Facility”) of $250.0 million. See Note 11 Long-Term Debt. Borrowings under the Term Loan bear interest at a variable rate plus an applicable margin. As a result, the Company is exposed to market risk associated with the variable interest rate payments on the Term Loan. The Company has entered into forward interest rate swaps to hedge a portion of this interest rate risk.

Certain of the forward interest rate swaps, each with a term of 1 year, are designated as cash flow hedges. The notional amount of these designated swaps effective in each year of the cash flow hedge does not exceed the principal amount of the Term Loan which is hedged. The changes in fair value of the swaps designated as cash flow hedges are recognized in accumulated other comprehensive loss, with any ineffectiveness immediately recognized in earnings. At October 1, 2016, the Company estimated that approximately $16 million in losses on the forward interest rate swaps designated as cash flow hedges will be reclassified from accumulated other comprehensive loss into earnings during the next 4 quarters.

The Company’s master netting and other similar arrangements with the respective counterparties allow for net settlement under certain conditions, which are designed to reduce credit risk by permitting net settlement with the same counterparty. The following table presents the gross fair values and related offsetting counterparty fair values as well as the net fair value amounts at October 1, 2016 (in millions):

	Gross Fair Value	Counterparty Offsetting	Net Fair Value in the Consolidated Balance Sheets
Counterparty A	$18	$11	$7
Counterparty B	7	3	4
Counterparty C	7	3	4
Counterparty D	13	6	7
Counterparty E	6	2	4
Counterparty F	7	3	4
Counterparty G	7	—	7
Total	$65	$28	$37
Note 10 Warranty
In general, the Company provides warranty coverage of 1 year on mobile computers and WLAN products. Advanced data capture products are warrantied from 1 to 5 years, depending on the product. Printers are warrantied for 1 year against defects in material and workmanship. Thermal printheads are warrantied for 6 months and batteries are warrantied for 1 year. Battery-based products, such as location tags, are covered by a 90-day warranty. The provision for warranty expense is adjusted quarterly based on historical warranty experience.
The following table is a summary of the Company’s accrued warranty obligation (in millions):

	Nine Months Ended
	October 1, 2016	October 3, 2015
Balance at the beginning of the period	$22	$25
Warranty expense	20	23
Warranty payments	(22)	(24)
Balance at the end of the period	$20	$24
Note 11 Long-Term Debt
The following table summarizes the carrying value of the Company’s long-term debt (in millions):

	October 1, 2016	December 31, 2015
7.25% Senior Notes due 2022	$1,050	$1,050
4.00% Term Loan due 2021	1,800	2,035
3.25% Revolving Credit Facility	—	—
Less: debt issuance costs	(23)	(26)
Less: unamortized discounts	(39)	(47)
Long-term debt	$2,788	$3,012
During 2014, the Company entered into a credit agreement which provides for a term loan of $2.2 billion and a revolving credit facility of $250.0 million. Borrowings under this agreement bear interest at a variable rate subject to a floor of 4.00%. As of October 1, 2016, the Term Loan interest rate was 4.09%. Interest payments are payable quarterly. The Company has also entered into interest rate swaps to manage interest rate risk on its long-term debt. The Company is required to make a final scheduled principal payment of $1.8 billion due on October 27, 2021. Additionally, the Company may make optional prepayments of the Term Loan, in whole or in part, without premium or penalty. The Company made optional principal prepayments of $235 million during the nine months ended October 1, 2016. On November 4, 2016, the Company made an additional principal prepayment of $42 million.
Borrowings under the Revolving Credit Facility bear interest at a variable rate plus an applicable margin. As of October 1, 2016, the Revolving Credit Facility interest rate was 3.25%. Interest payments are payable quarterly. As of October 1, 2016, the Company had established letters of credit amounting to $4 million, which reduced funds available for other borrowings under the agreement to $246 million.
On June 2, 2016 (the "Closing Date"), the Company entered into the first amendment to our existing Term Loan credit agreement dated as of October 27, 2014 (the "Refinancing Amendment"). The Refinancing Amendment lowered the index rate spread for LIBOR loans from LIBOR + 400 bp to LIBOR + 325 bp. In accounting for the Refinancing Amendment, the Company applied the provisions of ASC Subtopic 470-50, Modifications and Extinguishments (“ASC 470-50”). The evaluation of the accounting under ASC 470-50 was done on a creditor by creditor basis in order to determine if the terms of the debt were substantially different and, as a result, whether to apply modification or extinguishment accounting. It was determined that the terms of the debt were not substantially different for approximately 96.6% of the lenders, and applied modification accounting. For the remaining 3.4% of the lenders, extinguishment accounting was applied. During the second quarter of 2016, the Company recorded a $2.7 million charge to other expense, primarily related to costs incurred with third parties for arranger, legal and other services and the unamortized fees related to the extinguished debt. Additionally, the Company paid $4.9 million to the creditors in exchange for the modification and reported it as a debt discount which is being amortized over the life of the modified debt using the interest method.
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

In connection with the acquisition of the Enterprise business from Motorola Solutions, Inc., the Company acquired Symbol Technologies, Inc., a subsidiary of Motorola Solutions (“Symbol”). A putative federal class action lawsuit, Waring v. Symbol Technologies, Inc., et al., was filed on August 16, 2005 against Symbol Technologies, Inc. and two of its former officers in the United States District Court for the Eastern District of New York by Robert Waring. After the filing of the Waring action, several additional purported class actions were filed against Symbol and the same former officers making substantially similar allegations (collectively, the New Class Actions”). The Waring action and the New Class Actions were consolidated for all purposes and on April 26, 2006, the Court appointed the Iron Workers Local # 580 Pension Fund as lead plaintiff and approved its retention of lead counsel on behalf of the putative class. On August 30, 2006, the lead plaintiff filed a Consolidated Amended Class Action Complaint (the “Amended Complaint”), and named additional former officers and directors of Symbol as defendants. The lead plaintiff alleges that the defendants misrepresented the effectiveness of Symbol’s internal controls and forecasting processes, and that, as a result, all of the defendants violated Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and the individual defendants violated Section 20(a) of the Exchange Act. The lead plaintiff alleges that it was damaged by the decline in the price of Symbol’s stock following certain purported corrective disclosures and seeks unspecified damages. The court has certified a class of investors that includes those that purchased Symbol common stock between March 12, 2004 and August 1, 2005. The parties have substantially completed fact and expert discovery. However, there are certain discovery motions pending that could, if granted, reopen fact discovery. The court has held in abeyance all other deadlines, including the deadline for the filing of dispositive motions, and has not set a date for trial. The current lead Directors and Officers insurer continues to maintain its position of not agreeing to reimburse defense costs incurred by the Company in connection with this matter.

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

Note 13 Loss per Share

Loss per share were computed as follows (in millions, except share data):

	Three Months Ended		Nine Months Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Weighted average shares:
Basic weighted average shares outstanding	51,690,204	51,151,541	51,499,447	50,925,976
Effect of dilutive securities outstanding	—	—	—	—
Diluted weighted average and equivalent shares outstanding	51,690,204	51,151,541	51,499,447	50,925,976
Net loss	$(83)	$(29)	$(154)	$(131)
Basic per share amounts:
Basic weighted average shares outstanding	51,690,204	51,151,541	51,499,447	50,925,976
Per share amount	$(1.61)	$(0.57)	$(2.99)	$(2.56)
Diluted per share amounts:
Diluted weighted average shares outstanding	51,690,204	51,151,541	51,499,447	50,925,976
Per share amount	$(1.61)	$(0.57)	$(2.99)	$(2.56)
Anti-dilutive securities consist primarily of stock appreciation rights (SARs) with an exercise price greater than the average market closing price of the Class A common stock.
Due to net losses in both the third quarter and first nine months of 2016 and 2015, options, awards and warrants were anti-dilutive and therefore excluded from the earnings per share calculation. These excluded outstanding options, awards and warrants are as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Potentially dilutive shares	1,340,123	1,435,155	1,366,130	1,492,882
Note 14 Share-Based Compensation
The Company has share-based compensation and employee stock purchase plans under which shares of the Company’s Class A common stock are available for future grants and sales.
Pre-tax share-based compensation expense recognized in the statements of operations was $21 million and $26 million for the nine month periods ended October 1, 2016 and October 3, 2015, respectively. Tax related benefits of $7 million and $9 million were also recognized for the nine month periods ended October 1, 2016 and October 3, 2015, respectively.
The fair value of share-based compensation is estimated on the date of grant using a binomial model. Volatility is based on an average of the implied volatility in the open market and the annualized volatility of the Company’s stock price over its entire stock history. Stock option grants in the table below include both stock options, all of which were non-qualified, and stock appreciation rights ("SARs") that will be settled in the Class A common stock or cash. Restricted stock grants are valued at the market closing price on the grant date.
The following table shows the weighted-average assumptions used for grants of SARs as well as the fair value based on those assumptions:

	Nine Months Ended
	October 1, 2016	October 3, 2015
Expected dividend yield	0%	0%
Forfeiture rate	9.01%	10.24%
Volatility	43.14%	33.98%
Risk free interest rate	1.29%	1.53%
Range of interest rates	0.25% - 1.75%	0.02% - 2.14%
Expected weighted-average life	5.33 years	5.32 years
Fair value of SARs granted (in millions)	$12	$12
Weighted-average grant date fair value of SARs granted (per underlying share)	$20.06	$35.25
The following table summarizes the stock awards activity:

	Nine Months Ended October 1, 2016
Stock Awards	Shares	Weighted- Average Exercise Price
Outstanding at beginning of period	1,397,611	$56.68
Granted	618,866	51.83
Exercised	(58,384)	39.71
Forfeited	(52,858)	65.26
Expired	(5,577)	81.27
Outstanding at end of period	1,899,658	55.22
Exercisable at end of period	933,358	43.92
Intrinsic value of exercised SARs (in millions)	$2
The following table summarizes information about stock awards outstanding at October 1, 2016:

	Outstanding	Exercisable
Aggregate intrinsic value (in millions)	$26	$20
Weighted-average remaining contractual term	7.1 years	5.2 years
There were no stock options issued during the nine months ended October 1, 2016.
A summary of the status of the Company's restricted stock awards, restricted stock units, performance stock awards and performance stock units activity was as follows:

	Nine Months Ended October 1, 2016
Restricted Stock Awards and Units	Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of period	605,193	$77.82
Granted
Restricted Stock Awards	381,278	51.60
Restricted Stock Units	31,194	51.42
Total shares granted	412,472
Released	(234,402)	56.46
Forfeited	(28,112)	79.34
Outstanding at end of period	755,151	70.25

	Nine Months Ended October 1, 2016
Performance Stock Awards and Units	Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of period	341,703	$73.30
Granted
Performance Stock Awards	178,378	50.34
Performance Stock Units	—
Total shares granted	178,378
Released	(111,325)	46.58
Forfeited	(6,819)	74.22
Outstanding at end of period	401,937	70.44
As of October 1, 2016, total unearned compensation costs related to the Company’s share-based compensation plans was $54 million which will be amortized over the weighted average remaining service period of 2.6 years.

Note 15 Income Taxes
The Company’s effective tax rates for the nine month periods ended October 1, 2016 and October 3, 2015 were (3.4)% and 3.7%, respectively. The Company’s effective tax rates differed from the U.S. federal income tax rate of 35% primarily due to the taxation of foreign earnings at lower rates and increases to valuation allowances in certain foreign jurisdictions that the Company was not able to benefit from due to uncertainty as to the realization of those losses, which accounted for approximately a 32% reduction in the rate in 2016. Additionally, the effective tax rate in 2016 was impacted by discrete items including the impact of the impairment of goodwill and intangible assets from the WLAN disposition.
The Company expects that its consolidated effective tax rate in future periods will continue to differ significantly from the U.S. federal income tax rate as a result of the foreign earnings rate differential and valuation allowances in jurisdictions with losses.

Note 16 Accumulated Other Comprehensive Loss
Stockholders’ equity includes certain items classified as accumulated other comprehensive loss, including:

•
Unrealized (loss) gain on anticipated sales hedging transactions relates to derivative instruments used to hedge the exposure related to currency exchange rates for forecasted Euro sales. These hedges are designated as cash flow hedges, and the Company defers income statement recognition of gains and losses until the hedged transaction occurs. See Note 9 Derivative Instruments for more details.

•
Unrealized (loss) gain on forward interest rate swaps hedging transactions refers to the hedging of the interest rate risk exposure associated with the variable rate commitment entered into for the Acquisition. See Note 9 Derivative Instruments for more details.

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

The components of accumulated other comprehensive loss ("AOCI") for the nine months ended October 1, 2016 and October 3, 2015 are as follows (in millions):

	Unrealized (loss) gain on sales hedging	Unrealized (loss)/ gain on forward interest rate swaps (1)	Currency translation adjustments	Total
Balance at December 31, 2014	$5	$(8)	$(6)	$(9)
Other comprehensive income (loss) before reclassifications	6	(18)	(15)	(27)
Amounts reclassified from AOCI to income	(12)	1	(7)	(18)
Tax benefit	1	7	—	8
Other comprehensive loss	(5)	(10)	(22)	(37)
Balance at October 3, 2015	$—	$(18)	$(28)	$(46)

Balance at December 31, 2015	$(1)	$(15)	$(32)	$(48)
Other comprehensive loss before reclassifications	(16)	(12)	(1)	(29)
Amounts reclassified from AOCI to income	10	2	—	12
Tax benefit	1	3	—	4
Other comprehensive loss	(5)	(7)	(1)	(13)
Balance at October 1, 2016	$(6)	$(22)	$(33)	$(61)

(1) See Note 9 Derivative Instruments regarding timing of reclassifications.

Reclassifications out of AOCI to earnings during the three and nine months ended October 1, 2016 and October 3, 2015 were as follows (in millions):

		Three Months Ended		Nine Months Ended
		October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Comprehensive Income Components	Financial Statement Line Item
Unrealized losses (gains) on sales hedging:
Total before tax	Net sales of tangible products	$4	$(1)	$10	$(12)
Tax (benefit) expense		(1)	1	(2)	3
Net of taxes		3	—	8	(9)
Unrealized losses (gains) on forward interest rate swaps:
Total before tax	Interest expense, net	1	1	2	1
Tax benefit		(1)	—	(1)	—
Net of taxes		—	1	1	1
Currency translation adjustments	Foreign exchange loss	—	—	—	(7)
Total amounts reclassified from AOCI		$3	$1	$9	$(15)

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
Financial information by segment is presented as follows (in millions):

	Three Months Ended		Nine Months Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Net sales:
Legacy Zebra	$301	$314	$920	$966
Enterprise	605	605	1,720	1,746
Total segment	906	919	2,640	2,712
Corporate, eliminations (1)	(2)	(3)	(8)	(13)
Total	$904	$916	$2,632	$2,699
Operating (loss) income:
Legacy Zebra	$50	$67	$178	$206
Enterprise	89	64	200	161
Total segment	139	131	378	367
Corporate, eliminations (2)	(163)	(106)	(369)	(336)
Total	$(24)	$25	$9	$31

(1)	Amounts included in Corporate, eliminations consist of purchase accounting adjustments not reported in segments related to the Acquisition.

(2)
Amounts included in Corporate, eliminations consist of purchase accounting adjustments not reported in segments; amortization expense, acquisition and integration expenses, impairment of goodwill and other intangibles and exit and restructuring costs.

Note 18 Subsequent Event
On November 4, 2016, the Company made a principal payment of $42 million under its term loan. See Note 11 Long-Term Debt.

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

Geographic Information. For the nine months ended October 1, 2016, the Company recorded $2,632 million of net sales in its consolidated statements of operations, of which approximately 48.4% were attributable to North America; approximately 31.9% were attributable to Europe, Middle East, and Africa ("EMEA"); and other foreign locations accounted for the remaining 19.7%.
Results of Operations

Consolidated Results of Operations (in millions, except percentages):
The following tables present key statistics for the Company's operations for the three and nine months ended October 1, 2016 and October 3, 2015, respectively:

	Three Months Ended				Nine Months Ended
	October 1, 2016	October 3, 2015	$ Change	% Change	October 1, 2016	October 3, 2015	$ Change	% Change
Net sales	$904	$916	$(12)	(1.3)%	$2,632	$2,699	$(67)	(2.5)%
Gross profit	414	414	—	—%	1,210	1,216	(6)	(0.5)%
Operating expenses	438	389	49	12.6%	1,201	1,185	16	1.4%
Operating (loss) income	$(24)	$25	(49)	NM	$9	$31	(22)	NM
Gross margin	45.8%	45.2%			46.0%	45.1%

Net sales by product category were as follows (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	October 1, 2016	October 3, 2015	$ Change	% Change	October 1, 2016	October 3, 2015	$ Change	% Change
Hardware	$700	$718	$(18)	(2.5)%	$2,031	$2,101	$(70)	(3.3)%
Supplies	72	69	3	4.3%	210	203	7	3.4%
Service and software	132	129	3	2.3%	391	395	(4)	(1.0)%
Total Net sales	$904	$916	$(12)	(1.3)%	$2,632	$2,699	$(67)	(2.5)%

 Net sales to customers by geographic region were as follows (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	October 1, 2016	October 3, 2015	$ Change	% Change	October 1, 2016	October 3, 2015	$ Change	% Change
Geographic Region
Europe, Middle East and Africa	$282	$276	$6	2.2%	$839	$870	$(31)	(3.6)%
Latin America	54	56	(2)	(3.6)%	153	164	(11)	(6.7)%
Asia-Pacific	122	121	1	0.8%	365	345	20	5.8%
Total International	458	453	5	1.1%	1,357	1,379	(22)	(1.6)%
North America	446	463	(17)	(3.7)%	1,275	1,320	(45)	(3.4)%
Total Net sales	$904	$916	$(12)	(1.3)%	$2,632	$2,699	$(67)	(2.5)%

Operating expenses are summarized below (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	October 1, 2016	October 3, 2015	$ Change	% Change	October 1, 2016	October 3, 2015	$ Change	% Change
Selling and marketing	$112	$120	$(8)	(6.7)%	$337	$367	$(30)	(8.2)%
Research and development	96	100	(4)	(4.0)%	284	296	(12)	(4.1)%
General and administrative	74	67	7	10.4%	225	203	22	10.8%
Amortization of intangible assets	59	59	—	—%	178	190	(12)	(6.3)%
Acquisition and integration costs	28	37	(9)	(24.3)%	98	94	4	4.3%
Impairment of goodwill and other intangibles	62	—	62	NA	62	—	62	NA
Exit and restructuring costs	7	6	1	16.7%	17	35	(18)	(51.4)%
Total Operating expenses	$438	$389	$49	12.6%	$1,201	$1,185	$16	1.4%

The Company’s non-operating income and expense items are summarized in the following table (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	October 1, 2016	October 3, 2015	$ Change	% Change	October 1, 2016	October 3, 2015	$ Change	% Change
Foreign exchange (loss) gain	$(1)	$(5)	$4	(80.0)%	$(4)	$(21)	$17	(81.0)%
Interest expense, net	(46)	(46)	—	—%	(145)	(145)	—	—%
Other, net	(6)	1	(7)	NM	(9)	(1)	(8)	NM
Total other expenses	$(53)	$(50)	$(3)	6.0%	$(158)	$(167)	$9	(5.4)%
The Company's income taxes are summarized in the following table (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	October 1, 2016	October 3, 2015	$ Change	% Change	October 1, 2016	October 3, 2015	$ Change	% Change
Income tax (benefit) expense	$6	$4	$2	NM	$5	$(5)	$10	NM
Effective tax rate	(7.8)%	(16.0)%			(3.4)%	3.7%

Third quarter 2016 compared to third quarter 2015

The decline in sales in the third quarter compared to the prior year third quarter was primarily a result of lower sales of barcode printers and locations solutions in North America. This was partially offset by growth in Enterprise hardware sales in EMEA, net of the adverse impact of currency changes. Sales in Asia-Pacific were essentially flat, reflecting growth in Enterprise and a decline in Legacy Zebra due to a one-time price concession to distributors of printer products imported into China. On a constant currency basis, and excluding purchase accounting adjustments, overall net sales were comparable to the prior year quarter, reflecting growth of approximately 4% in EMEA, offset by declines of 3%, 2%, and 1% in Latin America, North America, and Asia-Pacific, respectively.

The improvement in gross margin in the third quarter compared to the year ago period reflects an increase in the Enterprise segment gross margin due primarily to lower product and services costs. The Legacy Zebra segment gross margin decreased due primarily to a one-time price concession to distributors of printer products imported into China, lower sales and mix.

Operating expenses for the quarter ended October 1, 2016 were $438 million, or 48.5% of net sales, compared to $389 million, or 42.5% of net sales, in the prior year. Selling and marketing expenses were lower in the current quarter as compared to the prior year due to lower discretionary expenses and promotional costs. The decrease in research and development costs is primarily due to a reduction in headcount and other third-party resources and shifting headcounts to lower cost engineering locations. The increase in general and administrative costs is primarily attributable to higher professional fees, legal expenses and IT expenses. The Company made continued progress on its integration activities associated with the Acquisition, including progress toward winding down the transition services agreement with Motorola Solutions. This resulted in a decline in acquisition and integration costs compared to the prior year quarter. Impairment of goodwill and other intangibles of $62 million was recorded during the third quarter related to the WLAN business divestiture. Exit and restructuring costs were higher compared to the prior year reflecting lower expense associated with the Acquisition, offset by expenses associated with the Company’s plan to divest its WLAN business.

Operating income for the quarter ended October 1, 2016 decreased $49 million as compared to the prior year, driven primarily by the $62 million charge for the impairment of goodwill and other intangibles. Excluding this charge, operating income would have increased $13 million driven by lower operating expenses.

Since the end of the first quarter of 2015, the Company has expanded its balance sheet hedging program to incorporate non-US dollar assets and liabilities associated with the Enterprise segment.

The current year Other, net non-operating expense includes approximately $5.5 million charge related to the impairment of one of the Company's long-term investments.

The change in the Company’s effective tax rate is due to the reduction of U.S. sourced income and the reduction of discrete expense items.

Year to date 2016 compared to year to date 2015

The decline in sales as compared to the prior year period was primarily a result of lower hardware sales in the North America, EMEA and Latin America and the unfavorable impact of foreign currency changes in EMEA, partially offset by higher hardware sales in Asia-Pacific. The overall decline in hardware sales was primarily due to lower sales volume of barcode printer, data capture, and wireless LAN products and location solutions. On a constant currency basis, and excluding purchase accounting adjustments, overall net sales declined approximately 1% compared to the prior year, reflecting growth of approximately 6% in net sales in Asia-Pacific, flat sales in EMEA, and a decline of approximately 3%, and 7% in North America and Latin America, respectively.

The improvement in gross margin compared to the year ago period reflects an increase in the Enterprise segment gross margin, due primarily to lower product and services costs and changes in product mix. Legacy Zebra segment gross margin decreased primarily due to lower sales and mix.

Operating expenses for the nine months ended October 1, 2016 were $1,201 million, or 45.6% of net sales, compared to $1,185 million, or 43.9% of net sales, in the prior year. Selling and marketing expenses were lower for the nine months ended October 1, 2016 as compared to the prior year. This was due to the effects of staff reductions implemented in 2015 and lower discretionary expenses and promotional costs partially offset by incremental expense related to the 2015 sales commission plan being recorded in the first quarter 2016. The decrease in research and development costs is primarily due to a reduction in headcount and other third-party resources and shifting headcount to lower cost engineering locations. The increase in general and administrative costs is primarily due to higher legal expenses, professional fees and IT expenses offset in part by lower employee compensation costs. Amortization of intangibles declined due to the final adjustments made in 2015 to the fair value of intangibles related to the Acquisition. The Company has made significant progress on its integration activities associated with the Acquisition, including progress toward winding down the transition services agreements with Motorola Solutions. This has resulted in a decline in acquisition and integration costs compared to the prior year period. Impairment of goodwill and other intangibles of $62 million was recorded during the third quarter related to the WLAN business divestiture. Exit and restructuring costs were lower due to a reduced level of restructuring activity as the company progresses with its restructuring plan related to the Acquisition, offset in part by expenses associated with the Company's plan to divest its WLAN business.

Operating income for the nine months ended October 1, 2016 decreased $22 million as compared to the prior year, driven primarily by the $62 million charge for the impairment of goodwill and other intangibles. Excluding this charge, operating income would have increased $40 million as compared to the prior year driven by lower operating expenses.

Since the end of the first quarter of 2015, the Company has expanded its balance sheet hedging program to incorporate non-US dollar assets and liabilities associated with the Enterprise segment.

The current year Other, net non-operating expense includes a $5.5 million charge related to the impairment of one of the Company's long-term cost investments and approximately $2.7 million of expense related to the loss incurred on the extinguishment of debt resulting from the Company’s refinancing of its Term Loan.

The change in the Company’s effective tax rate is due to the reduction of U.S. sourced income and the reduction of discrete expense items.

Results of Operations by Segment (in millions, except percentages)
The following commentary should be read in conjunction with the financial results of each operating business segment as detailed in Note 17 Segment Information in the Notes to the Consolidated Financial Statements.

Legacy Zebra

	Three Months Ended				Nine Months Ended
	October 1, 2016	October 3, 2015	$ Change	% Change	October 1, 2016	October 3, 2015	$ Change	% Change
Net sales	$301	$314	$(13)	(4.1)%	$920	$966	$(46)	(4.8)%
Gross profit	145	161	(16)	(9.9)%	463	492	(29)	(5.9)%
Operating expenses	95	94	1	1.1%	285	286	(1)	(0.3)%
Operating income	$50	$67	(17)	(25.4)%	$178	$206	(28)	(13.6)%
Gross margin	48.2%	51.3%			50.3%	50.9%

Third quarter 2016 compared to third quarter 2015

The overall sales decline was primarily due to lower net sales of barcode printers and location solutions as well as the unfavorable impact of foreign currency changes, most notably in EMEA. This was partially offset by higher sales of supplies. Barcode printer net sales declined primarily in North America, EMEA and Asia-Pacific. The sales decline in Asia-Pacific was all due to a one-time price concession to distributors of printer products imported into China. The net sales decline compared to the prior year quarter on a constant currency basis was approximately 3%. This reflects a decline in net sales for the North America, EMEA and Asia-Pacific regions partially offset by growth in net sales in Latin America.

The decrease in gross margin was due primarily to the one-time price concession to distributors of printer products imported into China, lower sales and mix. The impact of the price concession on gross margin in the quarter was approximately 1 percentage point. These impacts were offset partially by manufacturing cost improvements in supplies and lower printer product costs, including material and warranty expenses.

Operating income for the quarter ended October 1, 2016 decreased 25.4% due to lower sales and gross margin.

Year to date 2016 compared to year to date 2015

The overall sales decline was primarily due to lower net sales of barcode printers and location solutions as well as the unfavorable impact of foreign currency changes, most notably in EMEA. This was partially offset by a higher sales of supplies. The barcode printer sales decline is primarily due to lower sales in North America and EMEA. The sales decline compared to the prior year nine months on a constant currency basis was approximately 3%. This reflects a decline in net sales for the North America, EMEA and Latin America regions partially offset by growth in net sales in Asia-Pacific.

The decrease in gross margin was due primarily to lower sales and mix. This was offset partially by manufacturing cost improvements in supplies and lower printer product costs, including material, overhead and warranty.

Operating income for the nine months ended October 1, 2016 decreased 13.6% primarily as a result of lower sales partially offset by lower operating expenses.

Enterprise

	Three Months Ended				Nine Months Ended
	October 1, 2016	October 3, 2015	$ Change	% Change	October 1, 2016	October 3, 2015	$ Change	% Change
Net sales	$605	$605	$—	—%	$1,720	$1,746	$(26)	(1.5)%
Gross profit	271	256	15	5.9%	756	739	17	2.3%
Operating expenses	182	192	(10)	(5.2)%	556	578	(22)	(3.8)%
Operating income	$89	$64	25	39.1%	$200	$161	39	24.2%
Gross margin	44.8%	42.3%			44.0%	42.3%

Third quarter 2016 compared to third quarter 2015

Sales were the same as the prior year due to higher sales of data capturing products offset by lower sales volume of mobile computing and the unfavorable impact of foreign currency changes, most notably in EMEA. On a constant currency basis, the net sales growth compared to the prior year quarter was approximately 1%. This reflects growth in net sales in the North America and Asia-Pacific regions partially offset by a decline in net sales in EMEA and Latin America.

The increase in gross margin was due primarily to lower product costs, primarily in mobile computing, cost reductions in services, including lower excess and obsolescence expense and lower product rebranding expenses, partially offset by the impact of foreign currency changes.

Operating income for the quarter ended October 1, 2016, increased 39.1% primarily as a result of an improvement in gross margin and lower operating expenses.

Year to date 2016 compared to year to date 2015

The overall sales decline was primarily driven by lower sales of data capture and WLAN products and the unfavorable impact of foreign currency changes, most notably in EMEA, partially offset by higher sales of mobile computing products. On a constant currency basis, net sales were comparable to the prior year. This reflects a decline in net sales in North America and Latin America regions offset by growth in net sales in EMEA and Asia-Pacific.

The increase in gross margin was due primarily to cost reductions in hardware and services, including lower excess and obsolescence expense; changes in product sales mix; and reductions in other non-recurring prior year costs, including product rebranding expenses, partially offset by the unfavorable impact of foreign currency changes.

Operating income for the nine months ended October 1, 2016, increased 24.2% primarily as a result of as a result of an improvement in gross margin and lower operating expenses, partially offset by lower sales.

Liquidity and Capital Resources
As of October 1, 2016, the Company had cash of $163 million and long-term debt totaling $2.8 billion and did not have any borrowings against its revolving credit facility with $246 million available ($250 million less $4 million of letters of credit). See Note 11 Long-Term Debt in the Notes to the Consolidated Financial Statements for further details. The primary factors that influence liquidity include, but are not limited to, the amount and timing of revenues, cash collections from customers, cash payments to vendors and capital expenditures. The Company believes that existing capital resources and funds generated from operations are sufficient to meet anticipated capital requirements and to service its indebtedness. The following table summarizes the Company’s cash flow activities for the periods indicated (in millions, except percentages):

	Nine Months Ended
	October 1, 2016	October 3, 2015	$ Change	% Change
Operating activities	$245	$116	$129	111.2%
Investing activities	(50)	(112)	62	(55.4)%
Financing activities	(231)	(118)	(113)	95.8%
Effect of exchange rates on cash	7	(22)	29	(131.8)%
Net decrease in cash	$(29)	$(136)	$107	(78.7)%
The change in the Company’s cash and cash equivalents balance as of October 1, 2016 is reflective of the following:

•
The increase in cash flows from operations as compared to the prior year was driven by improved inventory management, the extension of payment terms with vendors, and improved financial results (after excluding non-cash charges such as depreciation, amortization and impairment), partially offset by increased interest expense payments and creditor fees as part of the Refinancing Agreement, income tax payments, and employee incentive payments.

•
The decrease in cash used in investing activities is primarily due to the $52 million paid in 2015 to Motorola as part of the Acquisition, offset by $25 million in proceeds received from sales of investments and marketable securities during 2015, and the $38 million reduction in capital expenditures during 2016. This reduction is primarily due to investments made in IT infrastructure and software applications during 2016 versus the investments made in the Company's corporate office reported in 2015.

•
The increase in net cash used in financing activities over the prior year consisted primarily of the increase in Term Loan repayments of $105 million as well as $8 million related to the Company's share-based compensation program.

The following table shows the Company’s level of long-term debt and other information as of October 1, 2016 (in millions):

Senior Notes	$1,050
Term Loan	1,800
Revolving Credit Facility	—
Less: Debt Issuance Costs	(23)
Less: Unamortized Discounts	(39)
Total Long-Term Debt	$2,788
Private Offering
On October 15, 2014, the Company completed a private offering of $1.05 billion in aggregate principal of 7.25% Senior Notes due October 15, 2022 (the “Senior Notes”). The Senior Notes yielded an effective interest rate of 7.61% at issuance. The Senior Notes are governed by the terms of an indenture, dated October 15, 2014, by and among the Company and U.S. Bank National Association, as Trustee. Interest on the Senior Notes is payable in cash on April 15 and October 15 of each year.
The Indenture covering the Senior Notes contains certain restrictive and affirmative covenants. In addition, the Senior Notes are guaranteed jointly and severally, on a senior and unsecured basis, by the Company’s direct and indirect wholly-owned existing and future domestic restricted subsidiaries, subject to certain exceptions.

Credit Facilities
On October 27, 2014, the Company entered into a new credit agreement which provides for a term loan of $2.2 billion (“Term Loan”) and a revolving credit facility of $250.0 million (“Revolving Credit Facility”). On June 2, 2016 (the "Closing Date"), the Company entered into the first amendment to the credit agreement (the "Refinancing Amendment"). The Refinancing Amendment lowered the index rate spread for LIBOR loans from LIBOR + 400 bp to LIBOR + 325 bp. In accounting for the Refinancing Amendment, the Company applied the provisions of ASC Subtopic 470-50, Modifications and Extinguishments (“ASC 470-50”). The evaluation of the accounting under ASC 470-50 was done on a creditor by creditor basis in order to determine if the terms of the debt were substantially different and, as a result, whether to apply modification or extinguishment accounting. It was determined that the terms of the debt were not substantially different for approximately 96.6% of the lenders, and applied modification accounting. For the remaining 3.4% of the lenders, extinguishment accounting was applied. During the second quarter of 2016, the Company recorded a one-time $2.7 million loss to Other Expense, primarily related to costs incurred with third parties for arranger, legal and other services and the loss incurred on the extinguished debt. Additionally, the Company paid $4.9 million to the creditors in exchange for the modification and reported it as debt discount which is being amortizing over the life of the modified debt using the interest method. Borrowings under the modified Term Loan bear interest at a variable rate subject to a floor of 4.00%. As of October 1, 2016, the Term Loan interest rate was 4.09%. Interest payments are payable quarterly. The Company has entered into interest rate swaps to manage interest rate risk on its long-term debt.
The credit agreement requires the Company to prepay the Term Loan and Revolving Credit Facility, under certain circumstances or transactions defined in the credit agreement. Also, the Company may make optional prepayments of the Term Loan, in whole or in part, without premium or penalty. The Company made such optional principal prepayments of $235 million during the nine months ended October 1, 2016. On November 4, 2016, the Company made an additional principal prepayment of $42 million. Unless satisfied by further optional prepayments, the Company is required to make a final scheduled principal payment of $1.8 billion due on October 27, 2021.
Borrowings under the Revolving Credit Facility bear interest at a variable rate plus an applicable margin. As of October 1, 2016, the Revolving Credit Facility interest rate was 3.25%. Interest payments are payable quarterly. As of October 1, 2016 and December 31, 2015, the Company did not have any borrowings against the Revolving Credit Facility however, the Company had established letters of credit amounting to $4 million and $3 million, respectively, which reduced funds available for other borrowings under the agreement to $246 million and $247 million, respectively.
The Revolving Credit Facility contains various restrictive and affirmative covenants and is collateralized by a security interest in substantially all of the Company’s assets as defined in the security agreement and guaranteed by its direct and indirect wholly-owned existing and future domestic restricted subsidiaries, subject to certain exceptions. The Company is in compliance with the covenants as of October 1, 2016.

The Company had $104 million as of October 1, 2016, and $183 million as of October 3, 2015 of foreign cash and investments.
Significant Customers
The net sales to significant customers as a percentage of total net sales were as follows:

	Nine Months Ended
	October 1, 2016			October 3, 2015
	Zebra	Enterprise	Total	Zebra	Enterprise	Total
Customer A	6.0%	14.3%	20.3%	5.6%	13.8%	19.4%
Customer B	5.4%	7.2%	12.6%	4.8%	6.2%	11.0%
Customer C	4.0%	8.1%	12.1%	4.7%	8.3%	13.0%
No other customer accounted for 10% or more of total net sales during these periods. The customers disclosed above are distributors (i.e. not end users) of the Company’s products.
There are three customers at October 1, 2016 that each accounted for more than 10% of outstanding accounts receivable. The largest customers accounted for 20.2%, 14.7%, and 11.2% of outstanding accounts receivable.

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
There were no material changes in the Company’s market risk during the quarter ended October 1, 2016. For additional information on market risk, refer to the “Quantitative and Qualitative Disclosures About Market Risk” section of the Form 10-K/A for the year ended December 31, 2015.
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
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal controls over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management assessed the effectiveness of our internal controls over financial reporting as of October 1, 2016. Based on this assessment, our management believes that, as of October 1, 2016, our internal controls over financial reporting were not effective, due to the identification of a material weakness.
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
As previously disclosed, on November 14, 2016 the Company filed restated financial statements with the SEC for the year ended December 31, 2015 and quarters ended April 2, 2016 and July 2, 2016, in part due to the material weakness discussed above.
Remediation Plan
Management and the Board of Directors are committed to the continued improvement of the Company’s overall system of internal controls over financial reporting. With the identification of the material weakness associated with financial reporting relating to the preparation and review process of our quarterly and annual tax provision in 2015, we began implementing a remediation plan to address these issues. This plan includes the implementation of improved and documented processes and procedures, as well as hiring additional accounting and tax professionals. We believe our actions will be effective in remediating the material weakness, but only after the applicable processes and procedures have been in place for a sufficient period of time is management able to conclude through testing that these annual controls are effective. Because some of the controls are executed only at year-end, we cannot evaluate them for effectiveness of the remediation until the related processes and procedures are completed and tested.

Changes in Internal Controls over Financial Reporting
As of May 1, 2016, we completed the first of two phases of integration of our Enterprise Resource Planning systems for the Asia and Pacific region ("APAC"), migrating many of the region’s Enterprise processes and controls onto the Legacy Zebra instance of Oracle. This systems integration focused on our hardware business and included customer order entry and invoicing, inventory procurement and management, accounts payable activity, fixed assets and accounting processes, among other operational processes and related systems. In addition, we have completed the integration of our APAC warehousing, migrating inventory from Penang into our Singapore facility and have moved our North America Legacy Zebra inventory from a self-managed distribution center to a new third-party logistics facility. As part of the systems and warehousing integration in APAC and our movement of inventory in North America, we changed many of the related internal controls primarily by migrating the Enterprise internal controls into the Legacy Zebra internal control structure in APAC and by onboarding a new set of inventory controls in North America.
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
Treasury Shares
The Company did not purchase shares of its Class A Common Stock during the third quarter of 2016.
In November 2011, the Company’s Board authorized the purchase of up to an additional 3,000,000 shares under the purchase plan program and the maximum number of shares that may yet be purchased under the program is 665,475. The November 2011 authorization does not have an expiration date.
During the third quarter of 2016, the Company acquired 1,571 shares of its Class A Common Stock through the withholding of shares necessary to satisfy tax withholding obligations upon the vesting of restricted stock awards. These shares were acquired at an average price of $67.03 per share.

Item 6.	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial information from Zebra Technologies Corporation Quarterly Report on Form 10-Q, for the quarter ended October 1, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the consolidated balance sheets; (ii) the consolidated statements of operations; (iii) the consolidated statements of comprehensive (loss) income; (iv) the consolidated statements of cash flows; and (v) notes to consolidated financial statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZEBRA TECHNOLOGIES CORPORATION

Date: November 15, 2016	By:	/s/ Anders Gustafsson
Anders Gustafsson
Chief Executive Officer

Date: November 15, 2016	By:	/s/ Michael C. Smiley
Michael C. Smiley
Chief Financial Officer