Form 10-K
period 2016-12-31
ZEBRA TECHNOLOGIES CORP
filed 2017-02-27
CIK 877212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Act). Yes          No X
As of July 2, 2016, the aggregate market value of each of the registrant’s Class A Common held by non-affiliates was approximately $2,589,001,121. The closing price of the Class A Common Stock on July 1, 2016, as reported on the Nasdaq Stock Market, was $49.82 per share.
As of February 20, 2017, there were 52,877,247 shares of Class A Common Stock, par value $.01 per share, outstanding.
Documents Incorporated by Reference
Certain sections of the registrant’s Notice of Annual Meeting of Stockholders and Proxy Statement for its Annual Meeting of Stockholders to be held on May 18, 2017, are incorporated by reference into Part III of this report, as indicated herein.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

PART I
References in this document to “the Company,” “we,” “us,” or “our” refer to Zebra Technologies Corporation and its subsidiaries, unless the context specifically indicates otherwise.
Safe Harbor
Forward-looking statements contained in this filing are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995 and are highly dependent upon a variety of important factors, which could cause actual results to differ materially from those expressed or implied in such forward-looking statements. When used in this document and documents referenced, the words “anticipate,” “believe,” “intend,” “estimate,” “will,” and “expect” and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements but are not the exclusive means of identifying these statements. The forward-looking statements include, but are not limited to, the Company’s financial outlook for the first quarter and full year of 2017. These forward-looking statements are based on current expectations, forecasts and assumptions and are subject to the risks and uncertainties inherent in the Company’s industry, market conditions, general domestic and international economic conditions, and other factors. These factors include:

•	Market acceptance of the Company’s products and solution offerings and competitors’ offerings and the potential effects of technological changes,

•	The effect of global market conditions, including North America; Europe, Middle East, and Africa; Latin America; and Asia-Pacific regions in which we do business,

•	The impact of foreign exchange rates due to the large percentage of our sales and operations being outside the United States (“U.S.”),

•	Our ability to control manufacturing and operating costs,

•
Risks related to the manufacturing of the Company’s products and conducting business operations in non-U.S. countries, including the risk of depending on key suppliers who are also in non-U.S. countries,

•	The Company’s ability to purchase sufficient materials, parts, and components to meet customer demand, particularly in light of global economic conditions,

•	The availability of credit and the volatility of capital markets, which may affect our suppliers, customers, and ourselves,

•	Success of integrating acquisitions, including the Enterprise business we acquired in October 2014 from Motorola Solutions, Inc.,

•	Interest rate and financial market conditions,

•	Access to cash and cash equivalents held outside the United States,

•	The effect of natural disasters on our business,

•	The impact of changes in foreign and domestic governmental policies, laws, or regulations,

•	The outcome of litigation in which the Company may be involved, particularly litigation or claims related to infringement of third-party intellectual property rights, and

•	The outcome of any future tax matters or tax law changes.
We encourage readers of this report to review Item 1A, “Risk Factors,” in this report for further discussion of issues that could affect the Company’s future results. We undertake no obligation, other than as may be required by law, to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances, or any other reason after the date of this report.

Item 1.	Business
The Company
We are a global leader in the Automatic Identification and Data Capture (“AIDC”) market. The AIDC market consists of mobile computing, data capture, radio frequency identification devices (“RFID”), barcode printing, and other automation products and services. The Company’s solutions are proven to help our customers and end-users achieve their mission critical strategic business objectives, including improved operational efficiency, optimized workflows, increased asset utilization, and better customer experiences.
We design, manufacture, and sell a broad range of AIDC products, including: mobile computers, barcode scanners, RFID readers, specialty printers for barcode labeling and personal identification, real-time location systems (“RTLS”), related accessories and supplies, such as self-adhesive labels and other consumables, and utilities and application software. We also provide a full range of services, including maintenance, technical support, repair and managed services, including cloud-based subscriptions. End-users of our products and services include those in the retail, transportation and logistics, manufacturing, health care, hospitality, warehouse and distribution, energy and utilities, and education industries around the world. We provide our products and services globally through a direct sales force and extensive network of channel partners. We provide products and services in over 170 countries, with approximately 120 facilities and 6,500 employees worldwide.
Through innovative application of our technologies, we are leading an evolution of the AIDC market into Enterprise Asset Intelligence (“EAI”) solutions. Specifically, EAI encompasses solutions which “sense” information from enterprise assets, including packages moving through a supply chain, equipment in a factory, workers in warehouse, and shoppers in a store. Operational data from enterprise assets, including status, location, utilization, or preferences, is then analyzed to provide actionable insights. Finally, with the benefits of mobility, these insights can be delivered to the right worker at the right time to drive more effective actions. As a result, our solutions and technologies enable enterprises to “sense, analyze, and act” more effectively to improve operational effectiveness and achieve critical business objectives.
The evolution of the AIDC market toward a more strategically oriented EAI focus is being driven by strong underlying secular trends in technology. These trends include internet of things (“IoT”), cloud-based data analytics, and mobility. The IoT is enabling a proliferation of smart, connected devices. EAI solutions, which include these smart, connected devices, capture a much broader range of information than is possible with traditional AIDC solutions and communicate this information in real-time. Cloud computing and expanded data analytics are allowing enterprises to make better business decisions through improved timeliness and visibility to information and workflows. While AIDC solutions sporadically capture limited amounts of data and populate static enterprise systems, EAI solutions continuously analyze real-time data from many sources to generate actionable insights. Finally, the continued rapid growth of mobile devices and applications are significantly expanding mobile computing use cases to levels of near ubiquity in the enterprise. With expanded mobility, end-users are able to consume or act upon dynamic enterprise data and information anytime and anywhere. The broad availability of wireless and internet connectivity also supports the adoption and deployment of the Company’s solutions to enable organizations to collect more data in real-time on the location, movement, and condition of their assets.
Acquisition of Enterprise Business
In October 2014, the Company acquired the Enterprise business (“Enterprise”), excluding its iDEN or Integrated Digital Enhanced Network Business, from Motorola Solutions, Inc. (“MSI”) for $3.45 billion in cash (the “Acquisition”). Enterprise is an industry leader in mobile computing and advanced data capture technologies and services, which complement the Company’s printing and RFID products. Its products include rugged and enterprise-grade mobile computers, barcode scanners and RFID readers, WLAN solutions, and accessories, software, and services that are associated with these products. Enterprise service revenues include sales arising from maintenance, repair, product support, system installation and integration services, and other services.
The Acquisition expanded the Company’s product lines with complementary products that together are employed by customers to obtain greater visibility and insights into their operations. It enables us to deliver end-to-end solutions supporting the IoT in targeted industries. The expanded capabilities of the combined company make us a more valued strategic supplier to end-users, as well as a more important supplier of products and solutions to our channel partners.
The Company funded the Acquisition through a combination of cash on hand of $250 million, the sale of 7.25% senior notes due 2022 in an aggregate principal amount of $1.05 billion (the “Senior Notes”), and a new credit agreement with various lenders that provided a term loan of $2.2 billion (the “Term Loan”) due 2021. A $250 million revolving credit facility (the “Revolving Credit Facility”) was included as part of the new credit agreement (the Senior Notes and, together with the Term Loan and Revolving Credit Facility, the “Debt Agreements”).
Integration of Enterprise Business
Since closing the Acquisition in October 2014, integration activities by the Company have focused on creating “One Zebra” by integrating the operations of Enterprise with Zebra to create a single business with common sales, service, supply chain, marketing, finance, information technology (“IT”), and other functions. Our priorities have centered on maintaining business continuity while identifying and implementing cost synergies, operating efficiencies, and integration of functional organizations and processes. Another key focus of the integration has been to conclude MSI-provided transition service agreements (“TSAs”) related primarily to IT support services. These TSAs are an interim measure to continue the operations of the Enterprise business without disruption while integration activities are in process.

During 2016, significant progress was made in the areas of culture development and integration of IT infrastructure and business systems, including those to support our global network of channel partners and our Asia-Pacific regional operations. These efforts resulted in the elimination of more than 75% of our TSAs, driven by Enterprise IT applications. In addition, the Company consolidated legacy channel programs of the Legacy Zebra and Enterprise businesses that culminated into the launch of the Company’s PartnerConnect channel program in April 2016.

Additional business system integration work remains including completion of the implementation of a common enterprise resource planning (“ERP”) system. Until such time that the Company is able to complete its transition to common systems, Legacy Zebra and Enterprise will continue to operate largely on separate systems, including separate ERP systems. The IT integration, when completed, will result in a modernized and right-sized IT network and streamlined business processes. Completion of the IT integration, including a common ERP system, is expected before the end of 2017 and will enable us to terminate the remaining TSAs. As a result of our integration efforts, we expect a more efficient and cost effective IT infrastructure, improved operational efficiency, and reduced operating costs.

Dispositions
On October 28, 2016, the Company concluded its Asset Purchase Agreement with Extreme Networks, Inc. (“Extreme”) whereby the Company sold its wireless LAN (“WLAN”) business (“Divestiture Group”) for a gross purchase price of $55 million. See Note 3 Business Combinations and Divestitures.
Operations
Our operations consist of two segments - (1) Legacy Zebra, comprised of barcode and card printing, location solutions, supplies, and services and (2) Enterprise, comprised of mobile computing, data capture, RFID, and services.
Legacy Zebra
Barcode and Card Printing: We design, manufacture, and sell printers, which produce high-quality labels, wristbands, tickets, receipts, and plastic cards on demand. Our customers use our printers in a wide range of applications, including routing and tracking, patient safety, transaction processing, personal identification, and product authentication. These applications require high levels of data accuracy, speed, and reliability. They also include specialty printing for receipts and tickets for improved customer service and productivity gains. Plastic cards are used for secure, reliable personal identification (e.g. state identification cards and drivers’ licenses, healthcare IDs), access control (e.g. employee or student building access), and financial cards (e.g. credit, debit and ATM cards) by financial institutions. Our RFID printers/encoders are used to print and encode passive RFID labels. We offer a wide range of accessories and options for our printers, including vehicle mounts and battery chargers.
Location Solutions: The Company offers a range of RTLS and services, which incorporate active and passive RFID and other tracking technologies to provide visibility into the location and movement of enterprise assets and personnel. Our solutions enable users to locate, track, manage, and optimize the utilization of high-value assets, equipment, and people. We provide substantially all elements of the location solution, including asset tags, call tags, sensors, exciters, middleware software, and application software. Applications for our location solutions span a broad array of industries where tracking assets, transactions, and people are critical. Our solutions are deployed primarily in industrial manufacturing, process industries, aerospace, transportation and logistics, sports, and healthcare environments. Various sports teams utilize our MotionWorks® sports solution to track the location and movement of personnel and objects in real-time during sporting events, as well as in training and practice activities.
Supplies: We produce and sell stock and customized thermal labels, receipts, ribbons, plastic cards, and wristbands suitable for use with our printers, and also wristbands which can be imaged in most commercial laser printers. We support our printing products, resellers, and end-users with an extensive line of superior quality, high-performance supplies optimized to a particular end-user’s needs. We promote the use of genuine Zebra branded supplies with its printing equipment. We also provide a family of self-laminating wristbands for use in laser printers. These wristbands are marketed under the LaserBand® name. We operate supplies production facilities located in the United States and Western Europe. We supplement our in-house production capabilities with those of third-party manufacturers to offer genuine Zebra supplies, principally in Asia.
Services:  We provide a full range of maintenance, technical support, repair, and managed services. These offerings include multiple service levels and typically are contracted through multi-year service agreements. We also provide services strategically aligned to the way businesses manage their devices and related software applications. We provide our services directly and also through our network of partners to extend the geographic reach of our service offerings.
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

Data Capture and RFID: We design, manufacture, and sell barcode scanners, image capture devices, and RFID readers. Our portfolio of barcode scanners includes laser scanning and imager products and form factors, including fixed, handheld, and embedded original equipment manufacturer (“OEM”) modules. The Company’s data capture products allow the capture of business critical information simply, quickly, and accurately. Common applications include asset identification and tracking and workflow management in a variety of industries, including retail, transportation and logistics, manufacturing, and healthcare. The devices collect and decode barcodes and images and transmit the resulting data to enterprise systems for analysis and timely decision making. Our RFID line of data capture products is focused on ultra-high frequency (“UHF”) technology. These RFID devices comply with the electronic product code (“EPC”) global Generation 2 UHF standard and similar standards around the world. We also provide related accessories.
Services:  We provide a full range of maintenance, technical support, repair and managed services, including cloud-based subscriptions. These offerings include multiple service levels and typically are contracted through multi-year service agreements. We also provide services strategically aligned to the way enterprise businesses manage their mobility devices and related software applications. This includes services that help customers design, test, and deploy our solutions. We also assist customers in modernizing their mobile user experiences and increasing the efficiency of their operations by migrating legacy applications to newer architectures or redesigning user software applications, workflows, and backend system integrations. We provide our services directly and also through our network of partners to extend the geographic reach of our service offerings.
Our Competitive Strengths
The following are core competitive strengths that we believe enable us to differentiate ourselves from our competitors:
An industry leader focused solely on Enterprise Asset Intelligence
We focus on key technologies of Enterprise Asset Intelligence, including mobile computing; barcode and card printing; data capture; RFID; and location solutions. We also provide related software, services, and accessories. We believe we are the market leader in mobile computing, barcode printing, data capture, and UHF RFID readers.
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
Commitment to innovation and deep industry-specific expertise
We leverage our strong commitment to innovation and deep industry-specific expertise to deliver end-to-end solutions across targeted industries, with a broad portfolio of products and services.
Highly diversified business mix
We are highly diversified across business segments, end markets, geographies, customers, and suppliers. Additionally, we have strong recurring business in services and supplies driven by an extensive global installed base of products.
Global reach and brand
We sell to customers directly and through our network of channel partners around the world. This global presence gives us the capability to supply our customers with products, solutions, and services no matter the location of their operations. In addition, we believe we have strong brand recognition with a reputation in the industry as a trusted and strategic partner and supplier.
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
Our Business Strategies

Leverage our leadership position and innovation to drive profitable growth in our core business
We expect to drive revenue growth by continuing to outpace our competition in our core businesses, including mobile computing, data capture, barcode printing, and services. We expect to achieve this by leveraging our broad portfolio of solutions and product innovation and becoming a more strategic partner to our end customers. We also expect to drive growth by capitalizing on technology transitions occurring in the industry, including the transition to more modern mobile operating systems in mobile computing and transitions in data capture to newer technologies involving 2D imaging and RFID. This will be augmented by increased focus on market segments and geographies that offer share-gain opportunities. In addition, we plan to leverage our market-leading installed base to accelerate growth in attach-oriented products, including services, supplies, and accessories. Our global channel partner network is vital to helping us achieve these goals. As such, we will ensure that we provide the necessary value and support for our partners to be successful.

Integrate and optimize the combined company as one seamless, focused company
We are integrating, optimizing, and reshaping the Company into a seamless, focused company with a high-performance culture characterized by a common purpose and shared set of values. We also plan to introduce common features, functions, and user experiences across our broad portfolio of solutions to drive competitive differentiation and increase cross-selling. Our plans include developing and delivering new offerings that integrate various devices, software, and services into complete, end-to-end solutions for our customers and partners. We also expect to continue to position ourselves for additional operating efficiencies driven by a common IT platform and operating model enhancements.

Drive our Enterprise Asset Intelligence vision
We believe that secular technology trends, particularly in enterprise mobility, cloud computing, and IoT are transforming our customers’ businesses and our industry and provide us with significant new opportunities to create value for our customers and for the Company. By capitalizing on these trends, and in particular the proliferation of smart connected sensors and devices in our core market segments, we plan to provide new end-to-end solutions that integrate these sensors and devices with cloud-based workflow and analytics applications. These solutions will enable increased visibility into the enterprise, real-time, actionable information, and improved customer experiences.

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

Improve cash flow generation and reduce debt
Our primary balance sheet priority is to expand operating cash flow generation through growth in the business, margin expansion, and reductions in certain uses of cash, including costs and capital expenditures related to integration of the Company, as well as maintaining a strong focus on working capital efficiency. Our capital allocation priority will continue to be the reduction of debt.
Competition
We operate in a highly competitive environment. The need for companies to improve productivity and implement their strategies, as well as the secular trends around IoT, cloud computing, and mobility are some of the factors that are creating growth opportunities for established and new competitors.
Key competitive factors include the design, breadth and quality of products and services, price, product performance, durability, product and service availability, warranty coverage, brand recognition, company relationships with customers and channel partners, and company reputation. We believe we compete effectively with respect to these factors.
Mobile Computing: Competitors in mobile computing include companies that have historically served enterprises with ruggedized devices. We also compete with companies engaged in the design, manufacture, and marketing of devices for broader consumer and commercial applications, including notebook computers and tablets, smart phones, cordless phones, and cellular/wired infrastructure equipment. Competitors include the following: Apple, Datalogic, Honeywell, Panasonic, and Samsung.
Data Capture and RFID: Competitors that provide a broad portfolio of barcode scanning products that are suitable for the majority of global market applications include Honeywell and Datalogic. In addition, we also compete against several smaller companies that focus on limited product subsets or specific regions. These competitors include Code Corporation, Fujian, Impinj, Newland, and Opticon.
Barcode and Card Printing: We consider our direct competition in printing to be producers of on-demand thermal transfer and direct thermal label printing systems, RFID printer/encoders, and mobile printers. We also compete with companies engaged in the design, manufacture, and marketing of printing systems that use alternative technologies, such as ink-jet, direct marking and laser printing, as well as card printers based on ink-jet, thermal transfer, embossing, film-based systems, encoders, laser engraving, and large-scale dye sublimation printers. In addition, service bureaus, which provide centralized services, compete for end-user business and provide an alternative to the purchase of our card printing equipment and supplies. Competitors to our printing business include: Datacard, Evolis, Fargo Electronics (a unit of HID Global), Honeywell, Sato, and Toshiba TEC.

Location Solutions: We compete with a diverse group of companies marketing location solutions that are primarily based on active RFID technologies. These competitors include: Alien Technology, Cisco, Impinj, and Ubisense.
Supplies: The supplies industry is highly fragmented with competition comprised of numerous companies of various sizes around the world.
Customers
Our customers are diversified across a wide variety of industries, including retail, transportation and logistics, manufacturing, and healthcare industries. Over the past three years, we have had three customers that each accounted for 10% or more of our sales. All three of these customers are distributors and not end-users. No end-user accounts for 10% or more of net sales during these years. See Note 16 Segment Information and Geographic Data for further information.

	Year Ended December 31,
	2016	2015	2014
Customer A	20.1%	19.4%	17.9%
Customer B	13.2%	12.7%	13.6%
Customer C	12.4%	11.6%	11.6%

Sales and Marketing
Sales: We sell our products, solutions, and services primarily through distributors (two-tier distribution), value added resellers (“VAR”), independent software vendors (“ISVs”), direct marketers, and OEMs. We also sell directly to a select number of customers through our direct sales force. Distributors purchase our products and sell to VARs, ISVs and others, thereby increasing the distribution of our products globally. VARs, ISVs, OEMs, and systems integrators provide customers with a variety of hardware, accessories, software applications, and services. VARs and ISVs typically customize solutions for specific end-user applications using their industry, systems, and applications expertise. Some OEMs resell the Zebra-manufactured products under their own brands as part of their own product offering. Because these sales channels provide specific software, configuration, installation, integration, and support services to end-users within various industry segments, these relationships are highly valued by end-users and allow us to reach customers in a wide array of industries around the world. We believe that the breadth of our distributor and channel partner network enhances our ability to compete and to effectively offer our solutions to a wide array of end-users globally. Finally, we experience some seasonality in sales, depending upon the geographic region and industry served.

Marketing: Our marketing function aligns closely with sales and product management functions to market our products and to deliver and promote solutions that address the needs of our customers and partners. Our marketing organization includes global corporate marketing, solutions marketing, field marketing, business intelligence, demand center, and channel marketing functions. Our corporate marketing function manages our brand, public and industry relations, and other communications activities. Regional marketing encompasses field and channel marketing, demand generation, and sales enablement. Solutions marketing includes product and industry marketing. Business intelligence provides fact-based insights into our markets, competitors, customers, and partners. Our global demand center leads content development and digital marketing, including our website and social media. The global channel team develops and executes channel strategy and operations.

Manufacturing and Outsourcing
Final assembly of our hardware products is performed by third-parties, including electronics manufacturing services companies (“EMS”) and joint design manufacturers (“JDMs”). Our products are produced primarily in facilities located in China, Mexico, and Brazil. We maintain the services of JDMs for certain products. These JDMs or manufacturers produce our products to our design specifications. We maintain control over portions of the supply chain, including supplier selection and price negotiations for key components. The manufacturers purchase the components and subassemblies used in the production of our products. The majority of our products are shipped to regional distribution centers, which are primarily operated by 3rd party logistics providers (“3PL’s”). A portion of products are reconfigured at the distribution centers through firmware downloads, packaging, and customer specific customization before they are shipped to customers. In addition, certain products are manufactured in accordance with procurement regulations and various international trade agreements, and remain eligible for sale to the United States government. Production facilities for our supplies products are located in the United States and Western Europe. We also supplement our in-house production capabilities with those of third-party manufacturers to offer our supplies, principally in Asia.
Research and Development
The Company devotes significant resources to developing innovative solutions for our target markets and ensuring that our products and services maintain high levels of reliability and provide value to end-users. Research and development expenditures for the years ended 2016, 2015, and 2014 were $376 million, $394 million, and $151 million respectively, or

10.5% of net sales for 2016, 10.8% of net sales for 2015 and 9.0% of net sales in 2014. We have more than 1,500 product development engineers worldwide focused on strengthening and broadening our extensive portfolio of products and solutions.
Our Technology
Mobile Computing: Our mobile computing products incorporate a wide array of advanced technologies in rugged, ergonomic enclosures to meet the needs of specific use cases. These purpose-built devices couple hardened industry-standard operating systems with specialized hardware and software features to satisfy a customer’s mission-critical applications. Purpose-built rugged housings ensure reliable operations for targeted use cases, surviving years of rough handling and harsh environments. Specialized features such as advanced data capture technologies, voice and video collaboration tools, and advanced battery technologies enable our customers to work more efficiently and better serve their customers. A broad portfolio of enterprise accessories further tailors mobile computers to meet a wide variety of enterprise use cases. Our mobile computers are offered with software tools and services that support application development, device configuration, and field support to facilitate smooth and rapid deployment and ensure maximum customer return on investment.
Data Capture and RFID: Our data capture products allow businesses to track business critical information simply, quickly, and accurately - providing critical visibility into business processes and performance, thus, enabling real-time action in response to the information. These products include barcode scanners in a variety of form factors, including handheld scanners and standalone modules designed for integration into third-party OEM devices. These scanners incorporate a variety of technologies including area imagers, linear imagers, lasers and read linear, and two-dimensional barcodes. They are used in a broad range of applications, ranging from supermarket checkout to industrial warehouse optimization to patient management in hospitals. The design of these products reflects the diverse needs of these markets, with different ergonomics, multiple communication protocols, and varying levels of ruggedness. Our RFID readers use passive Ultra High Frequency (“UHF”) to provide high speed, non-line of sight data capture, reading data from hundreds or thousands of RFID tags in near real-time. Using the Electronic Product Code (“EPC”) standard, our customers take advantage of RFID technology across multiple industries to track high-value assets, monitor shipments, and drive increased retail sales though improved inventory accuracy. We also offer mobile computers that support high frequency (“HF”) near-field communications (“NFC”) and low frequency (“LF”) radio technologies.
Barcode and Card Printing: All of the Company’s printers and print engines incorporate thermal printing and RFID tag encoding technology. Thermal printing technology creates an image by heating certain pixels of an electrical printhead to selectively image a ribbon or heat-sensitive substrate. Thermal printing benefits applications requiring simple and reliable operations, yet it is flexible enough to support a wide range of specialty label materials and associated inks. Our dye-sublimation thermal card printers produce full-color, photographic quality images that are well-suited for driver’s licenses, access and identification cards, transaction cards, and on-demand photographs. Many of our printers also incorporate RFID technology that can encode data into passive RFID transponders embedded in a label or card.
The Company’s printers integrate company-designed mechanisms, electrical systems, and firmware. Enclosures of metal or high-impact plastic ensure the durability of our printers. Special mechanisms optimize handling of labels, ribbons, and plastic cards. Fast, high-current electrical systems provide consistent image quality. Firmware supports serial, parallel, Ethernet, USB, Bluetooth, or 802.11 wireless communications with appropriate security protocols. Printing instructions can be received as a proprietary language such as Zebra Programming Language II (“ZPL II®”), as a print driver-provided image, or as user-defined XML. These features make our printers easy to integrate into virtually all common computer systems.
Location Solutions: Our RTLS solutions use active and passive RFID technologies, beacons, and other tracking technologies to locate, track, manage, and optimize high-value assets, equipment, and people. We offer a range of scalable RTLS technologies that generate precise, on-demand information about the physical location and status of high-valued assets. Customers benefit by utilizing the choice or combination of asset tracking products that can be “application matched” based on ISO/IEC 24730-2, Cisco CCX Wi-Fi, precision GPS, beacons and ultra-wideband (“UWB”) technologies. In addition, we offer a selection of RTLS infrastructure products that receive tag transmissions and provide location and motion calculations, database and system management functions and asset visibility. The flexible infrastructure supports large tag populations and coverage areas that range from small to large.
Supplies: Our supplies business includes thermal labels, receipts, ribbons, plastic cards and wristbands suitable for use with our printers, and also wristbands which can be imaged in most commercial laser printers. Our wristbands incorporate multi-layer form technology to ensure trouble-free printing, wearer comfort, and reliable barcode reading, even when exposed to harsh chemical environments. We offer many thermal label, card, and receipt materials, and matching ribbons for diverse applications that may require meeting unique or precise specifications, including chemical or abrasion resistance, temperature extremes, exceptional image quality, or long life.
Intellectual Property

We rely on a combination of trade secrets, patents, trademarks, copyrights, and contractual rights to establish and protect our innovations, and holds a large portfolio of intellectual property rights in the United States and other countries. As of December 31, 2016, the Company owned approximately 1,600 trademark registrations and trademark applications, and approximately 4,200 patents and patent applications, worldwide. We continue to actively seek to obtain patents and trademarks, whenever possible and practical, to secure intellectual property rights in our innovations.

We believe that our intellectual property will continue to provide us with a competitive advantage in our core product areas as well as provide leverage for future technologies. We also believe that we are not dependent upon any single patent or select group of patents. Our success depends more upon our extensive know-how, deep understanding of end-user processes and workflows, innovative culture, technical leadership and marketing and sales abilities. Although we do not rely only on patents or other intellectual property rights to protect or establish our market position, we will enforce our intellectual property rights when and where appropriate.

Employees
As of December 31, 2016, the Company employed approximately 6,500 persons. Some portions of our business, primarily in Europe and China, are subject to labor laws that differ significantly from those in the United States. In Europe, for example, it is common for a works council to represent employees when discussing matters such as compensation, benefits, restructurings and layoffs. We consider our relations with our employees to be very good.
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
Other Regulatory Matters
Some of our operations use substances regulated under various federal, state, local, and international laws governing the environment and worker health and safety, including those governing the discharge of pollutants into the ground, air and water, the management and disposal of hazardous substances and wastes and the cleanup of contaminated sites. Certain products are subject to various federal, state, local, and international laws governing chemical substances in electronic products. During 2016, compliance with U.S. federal, state and local, and foreign laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment did not have a material effect on our business or results of operations.

Item 1A.	Risk Factors
Investors should carefully consider the risks, uncertainties, and other factors described below, as well as other disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations, because they could have a material adverse effect on our business, financial condition, operating results, cash flows, and growth prospects. These risks are not the only risks we face. Our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial.
We have organized the risk factors into three sections: (1) Risks related to our business; (2) Risks related to the Acquisition and Integration of Enterprise; and (3) Risks related to our Indebtedness.
Risks related to our business

The Company has substantial operations and sells a significant portion of our products outside of the U.S. and purchases important components, including final products, from suppliers located outside the U.S. Shipments to non-U.S. customers are expected to continue to account for a material portion of net sales. We also expect to continue the use of third-party contract manufacturing services with non-U.S. production and assembly operations for our products.

Risks associated with operations, sales, and purchases outside the United States include:

•	Fluctuating foreign currency rates could restrict sales, increase costs of purchasing, and impact collection of receivables outside of the U.S.;

•	Volatility in foreign credit markets may affect the financial well-being of our customers and suppliers;

•	Violations of anti-corruption laws, including the Foreign Corrupt Practices Act and the U.K. Bribery Act;

•	Adverse changes in, or uncertainty of, local business laws or practices, including the following:

•	Foreign governments may impose burdensome tariffs, quotas, taxes, trade barriers, or capital flow restrictions;

•	Restrictions on the export or import of technology may reduce or eliminate the ability to sell in or purchase from certain markets;

•	Political and economic instability may reduce demand for our products or put our non-U.S. assets at risk;

•	Potentially limited intellectual property protection in certain countries may limit recourse against infringing on our products or cause us to refrain from selling in certain geographic territories;

•	Staffing may be difficult along with higher turnover at international operations;

•	A government controlled exchange rate and limitations on the convertibility of currencies, including the Chinese yuan;

•	Transportation delays and customs related delays that may affect production and distribution of our products;

•	Effectively managing and overseeing operations that are distant and remote from corporate headquarters may be difficult; and

•	Integration and enforcement of laws varies significantly among jurisdictions and may change significantly over time.
The Company may not be able to continue to develop products or solutions to address user needs effectively in an industry characterized by ongoing change. To be successful, we must adapt to rapidly changing technological and application needs by continually improving our products, as well as introducing new products and services, to address user demands.
The Company’s industry is characterized by:

•	Evolving industry standards,

•	Frequent new product and service introductions,

•	Evolving distribution channels,

•	Increasing demand for customized product and software solutions,

•	Changing customer demands, and

•	Changing security protocols.
Future success will depend on our ability to effectively and economically adapt in this evolving environment. We could incur substantial costs if we have to modify our business to adapt to these changes, and may even be unable to adapt to these changes.
The Company participates in a competitive industry, which may become more competitive. Competitors may be able to respond more quickly to new or emerging technology and changes in customer requirements. We face significant competition in developing and selling our products and solutions. To remain competitive, we believe we must continue to effectively and economically provide:

•	Technologically advanced systems that satisfy user demands,

•	Superior customer service,

•	High levels of quality and reliability, and

•	Dependable and efficient distribution networks.
We cannot assure we will be able to compete successfully against current or future competitors. Increased competition in mobile computing products, data capture products, printers, or supplies may result in price reductions, lower gross profit margins, and loss of market share, and could require increased spending on research and development, sales and marketing, and customer support. Some competitors may make strategic acquisitions or establish cooperative relationships with suppliers or companies that produce complementary products, which may create additional pressures on our competitive position in the marketplace.

The Company is vulnerable to the potential difficulties associated with the increase in the complexity of our business. We have grown rapidly over the last several years through the Acquisition and worldwide growth. This growth has caused increased complexities in the business. We believe our future success depends in part on our ability to manage our growth and increased complexities of our business. The following factors could present difficulties to us:

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
Inability to consummate future acquisitions at appropriate prices could negatively impact our growth rate and stock price. Our ability to expand revenues, earnings, and cash flow depends in part upon our ability to identify and successfully acquire and integrate businesses at appropriate prices and to realize anticipated synergies. Acquisitions can be difficult to identify and consummate due to competition among prospective buyers and the need to satisfy applicable closing conditions and obtain antitrust and other regulatory approval on acceptable terms.
The Company could encounter difficulties in any acquisition it undertakes, including unanticipated integration problems and business disruption. Acquisitions could also dilute stockholder value and adversely affect operating results. We may acquire or make investments in other businesses, technologies, services, or products. An acquisition may present business issues which are new to us. The process of integrating any acquired business, technology, service, or product into our operations may result in unforeseen operating difficulties and expenditures. Integration of an acquired company also may consume considerable management time and attention, which could otherwise be available for ongoing operations and the further development of our existing business. These and other factors may result in benefits of an acquisition not being fully realized.
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

•
The acquired entities’ ability to implement internal controls and accounting systems necessary to be compliant with requirements applicable to public companies subject to SEC reporting, which could result in misstated financial reports; and

•	Future acquisitions could result in potentially dilutive issuances of equity securities or the incurrence of debt and contingent liabilities.
Infringement by the Company or our suppliers on the proprietary rights of others could put us at a competitive disadvantage, and any related litigation could be time consuming and costly. Third parties may claim that we or our suppliers violated their intellectual property rights. To the extent of a violation of a third-party’s patent or other intellectual property right, we may be prevented from operating our business as planned, and may be required to pay damages, to obtain a license, if available, or to use a non-infringing method, if possible, to accomplish our objectives. Any of these claims, with or without merit, could result in costly litigation and divert the attention of key personnel. If such claims are successful, they could result in costly judgments or settlements. Also, as new technologies emerge the intellectual property rights of parties in such technologies can be uncertain. As a result, our products involving such technologies may have higher risk of claims of infringement of the intellectual proprietary rights of third parties.
The inability to protect intellectual property could harm our reputation, and our competitive position may be materially damaged. Our intellectual property is valuable and provides us with certain competitive advantages. We use copyrights, patents, trademarks, trade secrets, and contracts to protect these proprietary rights. Despite these precautions, third parties may be able to copy or reproduce aspects of our intellectual property and our products or, without authorization, to misappropriate and use information, which we regard as trade secrets. Additionally, the intellectual property rights we obtain may not be sufficient to provide us with a competitive advantage and may be successfully challenged, invalidated, circumvented, or infringed. In any infringement litigation that the Company may undertake to protect our intellectual property, any award of monetary damages may be unlikely or very difficult to obtain, and any such award we may receive may not be commercially valuable. Furthermore, efforts to enforce or protect our proprietary rights may be ineffective and could result in the invalidation or narrowing of the scope of our intellectual property and incurring substantial litigation costs. Because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of the Company’s confidential information could be compromised by disclosure during this type of litigation. Some aspects of our business and services also rely on technologies, software, and content developed by or licensed from third parties, and we may not be able to maintain our relationships with such third parties or enter into similar relationships in the future on reasonable terms or at all.
We currently use third party and/or open source operating systems and associated application ecosystems in certain of our products. Such parties ceasing continued development of the operating system or restricting our access to such operating system could adversely impact our business and financial results. We are dependent on third-parties’ continued development of operating systems, software application ecosystem infrastructures, and such third-parties’ approval of our implementations of their operating system and associated applications. If such parties cease to continue development or support of such operating systems or restrict our access to such operating systems, we would be required to change our strategy for such devices. As a result, our financial results could be negatively impacted because a resulting shift away from the operating systems we currently use and the associated applications ecosystem could be costly and difficult. A strategy shift could increase the burden of development on the Company and potentially create a gap in our portfolio for a period of time, which could competitively disadvantage us.
Cybersecurity incidents could disrupt business operations. Like many companies, we continually strive to meet industry information security standards relevant to our business. We periodically perform vulnerability assessments, remediate vulnerabilities, review log/access, perform system maintenance, manage network perimeter protection, and implement and manage disaster recovery testing. A cybersecurity incident could include an attempt to gain unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. “Phishing” and other types of attempts to obtain unauthorized information or access are often sophisticated and difficult to detect or defeat.
A cybersecurity incident, including deliberate attacks and unintentional events, may lead to a material disruption of our core business systems, the loss or corruption of confidential business information and/or the disclosure of personal data that in each case could result in an adverse business impact, as well as, possible damage to our brand. This could also lead to a public disclosure or theft of private intellectual property and a possible loss of customer confidence.
While we have experienced and expect to continue to experience these types of threats and incidents, there have been no material incidents incurred to-date at the Company. If our core business operations, or that of one of our third-party service providers, were to be breached, this could affect the confidentiality, integrity, and availability of our systems and data. While we continue to perform security due diligence, there is always the possibility of a significant breach affecting the confidentiality, integrity, and availability of our systems and/or data.

Our products that are deployed in customer environments also have the possibility of being breached, which could result in damage to a customer’s confidentiality, integrity, and availability of the customer’s data and systems. It is possible that such a breach could result in delays in, or loss of market acceptance of, our products and services; diversion of our resources; injury to our reputation; increased service and warranty expenses; and payment of damages. To date, we have had no material incidents related to the security on our products.

Laws and regulations relating to the handling of personal data may result in increased costs, legal claims, or fines against the Company. As part of our operations, the Company collects, uses, stores, and transfers personal data of third parties and employees in and across jurisdictions. The governing bodies in such jurisdictions have adopted or are considering adopting laws and regulations regarding the collection, use, transfer, storage and disclosure of personal data obtained from third parties and employees; for example General Data Protection Regulation effective May 2018. These laws may result in burdensome or inconsistent requirements affecting the collection, use, storage, transfer and disclosure of our third party and employee personal data. Compliance may require changes in services, business practices, or internal systems that result in increased costs, lower revenue, reduced efficiency, or greater difficulty in competing with foreign-based firms. Failure to comply with existing or new rules may result in claims against the Company or significant penalties or orders to stop the alleged noncompliant activity.

We may incur liabilities as a result of product failures due to actual or apparent design or manufacturing defects. We may be subject to product liability claims, which could include claims for property or economic damage or personal injury, in the event our products present actual or apparent design or manufacturing defects. Such design or manufacturing defects may occur not only in our own designed products but also in components provided by third party suppliers. We generally have insurance protection against property damage and personal injury liabilities and also seek to limit such risk through product design, manufacturing quality control processes, product testing and contractual indemnification from suppliers. However, due to the large and growing size of the Company’s installed product base, a design or manufacturing defect involving this large installed product base could result in product recalls or customer service costs that could have material adverse effects on our financial results.
Defects or errors in the Company’s software products could harm our reputation, result in significant cost to us, and impair our ability to market such products. Our software may contain undetected errors, defects, or bugs. Although we have not suffered significant harm from any errors, defects, or bugs to date, we may discover significant errors, defects, or bugs in the future that we may not be able to correct or correct in a timely manner. It is possible that errors, defects, or bugs will be found in our existing or future software products and related services with the possible results of delays in, or loss of market acceptance of, our products and services, diversion of our resources, injury to our reputation, increased service and warranty expenses, and payment of damages.
We depend on the ongoing services of our senior management and the ability to attract and retain key personnel. The future success of the Company is substantially dependent on the continued services and continuing contributions of senior management and other key personnel. The ability to attract, retain, and motivate highly skilled employees is important to our long-term success. Competition for skill sets in certain functions within our industry is intense, and we may be unable to retain key employees or attract, assimilate, or retain other highly qualified employees in the future. Any disruption in the services of senior management or our ability to attract and retain key personnel may have a material adverse effect on our business and results of operations.
Terrorist attacks or war could lead to further economic instability and adversely affect the Company’s stock price, operations, and profitability. The terrorist attacks that occurred in the United States on September 11, 2001 caused major instability in the U.S. and other financial markets. Since then, a number of significant acts of terrorism have occurred, and war continues in the Middle East, all of which may contribute to instability in financial markets. Additional acts of terrorism and current and future war risks could have a similar impact. Any such attacks could, among other things, cause further instability in financial markets and could directly, or indirectly through reduced demand, negatively affect our facilities and operations or those of our customers or suppliers.

The impact of potential changes in tax and trade policies in the United States and the potential corresponding actions by other countries in which the Company does business could adversely affect our financial performance. The U.S. government has recently proposed comprehensive tax and trade reform. These proposals are designed to encourage increased production in the United States and include a border tax on imports, an increase in customs duties and the renegotiation of U.S. trade agreements. The Company imports a significant percentage of our products into the United States, and the imposition of a border tax or an increase in customs duties with respect to these imports could negatively impact the Company’s financial performance. If such taxes or customs duties are implemented, it also may cause the U.S.’ trading partners to take actions with respect to U.S. imports or U.S. investment activities in their respective countries. Any potential changes in tax and trade policies in the United States and the potential corresponding actions by other countries in which the Company does business could adversely affect the Company’s financial performance. Given the level of uncertainty over which provisions will be enacted, the Company cannot predict with certainty the impact of the proposals.
Taxing authority challenges may lead to tax payments exceeding current reserves. We are subject to, and may become subject to, ongoing tax examinations in various jurisdictions. As a result, we may record incremental tax expense based on expected outcomes of such matters. In addition, we may adjust previously reported tax reserves based on expected results of these examinations. Such adjustments could result in an increase or decrease to the Company’s effective tax rate and cash flows. Future changes in tax law in various jurisdictions around the world and income tax holidays could have a material impact on our effective tax rate, foreign rate differential, future income tax expense, and cash flows.
Forecasting our estimated annual effective tax rate is complex and subject to uncertainty, and there may be material differences between our forecasted and actual tax rates. Forecasts of our income tax position and effective tax rate are complex, subject to uncertainty and periodic updates because our income tax position for each year combines the effects of a mix of profits earned and losses incurred by us in various tax jurisdictions with a broad range of income tax rates, as well as changes in the valuation of deferred tax assets and liabilities, the impact of various accounting rules and changes to these rules and tax laws, the results of examinations by various tax authorities, and the impact of any acquisition, business combination, disposition or other reorganization, or financing transaction.
As a multinational corporation, we conduct our business in many countries and are subject to taxation in many jurisdictions. The taxation of our business is subject to the application of multiple and sometimes conflicting tax laws and regulations, as well as multinational tax conventions. The European Union and countries within the European Union are contemplating changes to their respective tax laws based on the recent reports issued by the Organization for Economic Co-operation and Development

(“OECD”)/G20 Base Erosion and Profit Shifting (“BEPS”) Project, which, if enacted, could materially impact our tax liability due to our organizational structure and significant operations within Europe. Our effective tax rate is highly dependent upon the geographic distribution of our worldwide earnings or losses resulting from our structure and operating model, the tax regulations and tax holidays in each geographic region, and the availability of tax credits and carry-forwards. The application of tax laws and regulations is subject to legal and factual interpretation, judgment, and uncertainty. Tax laws themselves are subject to change as a result of changes in fiscal policy, changes in legislation, and the evolution of regulations and court rulings. Consequently, taxing authorities may impose tax assessments or judgments against us that could materially impact our tax liability and/or our effective income tax rate.
Economic conditions and financial market disruptions may adversely affect our business and results of operations. Adverse economic conditions or reduced information technology spending may adversely impact our business. General disruption of financial markets and a related general economic downturn could adversely affect our business and financial condition through a reduction in demand for our products by our customers. If a slowdown were severe enough, it could require further impairment testing and write-downs of goodwill and other intangible assets. Cost reduction actions may be necessary and might lead to restructuring charges. A tightening of financial credit could adversely affect our customers, suppliers, outsourced manufacturers, and channel partners (e.g., distributors and resellers) from obtaining adequate credit for the financing of significant purchases. Another economic downturn could also result in a decrease in or cancellation of orders for our products and services; negatively impacting the ability to collect accounts receivable on a timely basis; result in additional reserves for uncollectible accounts receivable; and require additional reserves for inventory obsolescence. Higher volatility and fluctuations in foreign exchange rates for the U.S. dollar against currencies such as the euro, the British pound, the Chinese yuan, and the Brazilian real could negatively impact product sales, margins, and cash flows.
A natural disaster may cause supply disruptions that could adversely affect our business and results of operations. Natural disasters may occur in the future, and the Company is not able to predict to what extent or duration any such disruptions will have on our ability to maintain ordinary business operations. The consequences of an unfortunate natural disaster may have a material adverse effect on our business and results of operations.

We could be adversely impacted by the United Kingdom’s referendum on withdrawal from the European Union. We maintain our European regional headquarters and a label converting facility in the U.K. and have significant operations and sales throughout Europe. Because the terms of the U.K.’s withdrawal are uncertain, we are unable at this time to determine the impact on our operations and business in the U.K. and Europe. The U.K.’s referendum has resulted, and is expected to continue to result, in market volatility, including fluctuations in the British Pound, that could adversely impact our operating costs in the U.K. Such market volatility could also cause customers to alter or delay buying decisions that would adversely impact our sales in the U.K. and throughout Europe. A significant portion of our business involves cross border transactions throughout the region. Future trade agreements between the U.K. and the European Union could adversely impact our operations in the region by increasing costs on or importation requirements on shipments between our distribution center in the Netherlands and customers in the U.K. or between our facility in the U.K. and customers in the European Union.
We are exposed to risks under large, multi-year system and solutions and services contracts that may negatively impact our business. We enter into large, multi-year system and solutions and services contracts with our customers. This exposes us to risks, including among others: (i) technological risks, especially when the contracts involve new technology; (ii) financial risks, including the estimates inherent in projecting costs associated with large, long-term contracts and the related impact on operating results; and (iii) cyber security risk, especially in managed services contracts with customers that process personal data. Recovery of front loaded capital expenditures in long-term managed services contracts with customers is dependent on the continued viability of such customers. The insolvency of customers could result in a loss of anticipated future revenue attributable to that program or product, which could have an adverse impact on our profitability.
We enter into fixed-price contracts that could subject us to losses in the event we fail to properly estimate our costs. If our initial cost estimates are incorrect, we can lose money on these contracts. Because many of these contracts involve new technologies and applications and require the Company to engage subcontractors and can last multiple years, unforeseen events, such as technological difficulties, fluctuations in the price of raw materials, problems with our subcontractors or suppliers and other cost overruns, can result in the contract pricing becoming less favorable or even unprofitable to us and have an adverse impact on our financial results. In addition, a significant increase in inflation rates could have an adverse impact on the profitability of longer-term contracts.
We utilize the services of subcontractors to perform under many of our contracts and the inability of our subcontractors to perform in a timely and compliant manner could negatively impact our performance obligations as the prime contractor. We engage subcontractors on many of our contracts and as we expand our global solutions and services business, our use of subcontractors has and will continue to increase. Our subcontractors may further subcontract performance and may supply third-party products and software. We may have disputes with our subcontractors, including disputes regarding the quality and timeliness of work performed by the subcontractor or our subcontractors and the functionality, warranty and indemnities of products, software, and services supplied by our subcontractor. We are not always successful in passing along customer requirements to our subcontractors, and thus in some cases may be required to absorb contractual risks from our customers without corresponding back-to-back coverage from our subcontractor. Our subcontractors may not be able to acquire or maintain the quality of the materials, components, subsystems and services they supply, or secure preferred warranty and indemnity coverage from their suppliers which might result in greater product returns, service problems, warranty claims and costs and regulatory compliance issues and could harm our business, financial condition, and results of operations.

Over the last several years we have outsourced portions of certain business operations such as repair, distribution, engineering services and information technology services and may outsource additional business operations, which limits our control over these business operations and exposes us to additional risk as a result of the actions of our outsource partners. As we outsource more of our business operations, we are not able to directly control these activities. Our outsource partners may not prioritize our business over that of their other customers and they may not meet our desired level of service, cost reductions, or other metrics. In some cases, their actions may result in our being found to be in violation of laws or regulations like import or export regulations. As many of our outsource partners operate outside of the U.S., our outsourcing activity exposes us to information security vulnerabilities and increases our global risks. In addition, we are exposed to the financial viability of our outsource partners. Once a business activity is outsourced, we may be contractually prohibited from, or may not practically be able to, bring such activity back within the Company or move it to another outsource partner. The actions of our outsource partners could result in reputational damage to us and could negatively impact our financial results.
Failure of our suppliers, subcontractors, distributors, resellers, and representatives to use acceptable legal or ethical business practices could negatively impact our business. It is our policy to require suppliers, subcontractors, distributors, resellers, and third-party sales representatives (“TPSRs”) to operate in compliance with applicable laws, rules, and regulations regarding working conditions, employment practices, environmental compliance, anti-corruption, and trademark and copyright licensing. However, we do not control their labor and other business practices. If one of our suppliers, subcontractors, distributors, resellers, or TPSRs violates labor or other laws or implements labor or other business practices that are regarded as unethical, the shipment of finished products to us could be interrupted, orders could be canceled, relationships could be terminated, and our reputation could be damaged. If one of our suppliers or subcontractors fails to procure necessary license rights to trademarks, copyrights, or patents, legal action could be taken against us that could impact the saleability of the Company’s products and expose us to financial obligations to a third-party. Any of these events could have a negative impact on our sales and results of operations.
We rely on third-party dealers, distributors, and resellers to sell many of our products. In addition to our own sales force, we offer our products through a variety of third-party dealers, distributors, and resellers. These third-parties may also market other products that compete with our products. Failure of one or more of our dealers, distributors, or resellers to effectively promote our products could affect our ability to bring products to market and have a negative impact on our results of operations. As the Company refines our recently implemented channel program, some of our third-party dealers, distributors or resellers may exit the program due to modifications to the program structure, thereby reducing our ability to bring products to market and have a negative impact on our results of operations.
Some of these third-parties are smaller and more likely to be impacted by a significant decrease in available credit that could result from a weakness in the financial markets. If credit pressures or other financial difficulties result in insolvency for third-party dealers, distributors, or retailers and we are unable to successfully transition end-customers to purchase our products from other third-parties or from us directly, it may cause, and in some cases has caused, a negative impact on our financial results.
Final assembly of certain of our products is performed by third-party electronics manufacturers. We may be dependent on these third-party electronics manufacturers as a sole-source of supply for the manufacture of such products. A failure by such manufacturers to provide manufacturing services to us as we require, or any disruption in such manufacturing services up to and including a catastrophic shut-down, may adversely affect our business results. Because we rely on these third-party electronics manufacturers to manufacture our products, we may incur increased business continuity risks. We are not able to exercise direct control over the assembly or related operations of certain of our products. If these third party manufacturers experience business difficulties or fail to meet our manufacturing needs, then we may be unable to satisfy customer product demands, lose sales, and be unable to maintain customer relationships. Longer production lead times may result in shortages of certain products and inadequate inventories during periods of unanticipated higher demand. Without such third parties continuing to manufacture our products, we may have no other means of final assembly of certain of our products until we are able to secure the manufacturing capability at another facility or develop an alternative manufacturing facility. This transition could be costly and time consuming.
Although we carry business interruption insurance to cover lost sales and profits in an amount it considers adequate, in the event of supply disruption, this insurance does not cover all possible situations. In addition, the business interruption insurance would not compensate us for the loss of opportunity and potential adverse impact, both short-term and long-term, on relations with our existing customers going forward.
Our future operating results depend on our ability to purchase a sufficient amount of materials, parts, and components, as well as services and software to meet the demands of customers. We source some of our components from sole source suppliers. Any disruption to our suppliers or significant increase in the price of supplies could have a negative impact on our results of operations. Our ability to meet customers’ demands depends, in part, on our ability to obtain in a timely manner an adequate delivery of quality materials, parts, and components, as well as services and software from our suppliers. In addition, certain supplies are available only from a single source or limited sources and we may not be able to diversify sources in a timely manner. If demand for our products or services increases from our current expectations or if suppliers are unable to meet our demand for other reasons, including as a result of natural disasters or financial issues, we could experience an interruption in supplies or a significant increase in the price of supplies that could have a negative impact on our business. We have experienced shortages in the past that have negatively impacted our results of operations and may experience such shortages in the future. Credit constraints at our suppliers could cause us to accelerate payment of accounts payable by us, impacting our cash flow.
In addition, our current contracts with certain suppliers may be canceled or not extended by such suppliers and, therefore, not afford us with sufficient protection against a reduction or interruption in supplies. Moreover, in the event any of these suppliers breach their contracts with us, our legal remedies associated with such a breach may be insufficient to compensate us for any damages it may suffer.
The unfavorable outcome of any pending or future litigation, arbitration, or administrative action could have a material adverse effect on our financial condition or results of operations. From time to time we are made a party to litigation, arbitration, or administrative actions. Our financial results and reputation could be negatively impacted by unfavorable outcomes to any pending or future litigation or administrative actions, including those related to the Foreign Corrupt Practices Act, the U.K. Bribery Act, or other anti-corruption laws. There can be no assurances as to the favorable outcome of any litigation or administrative proceedings. In addition, it can be very costly to defend litigation or administrative proceedings and these costs could negatively impact our financial results.
It is important that we are able to obtain many different types of insurance, and if we are not able to obtain insurance or exhausts our coverage we may be forced to retain the risk. We have many types of insurance coverage and is also self-insured for some risks and obligations. While the cost and availability of most insurance is stable, there are still certain types and levels of insurance that remain difficult to obtain, such as professional liability insurance, which is expensive to obtain for the amount of coverage often requested by certain customers. As we grow our global solutions and services business, we are being asked to obtain higher amounts of professional liability insurance, which could result in higher costs to do business. Natural disasters and certain risks arising from securities claims, professional liability, and public liability are potential self-insured events that could negatively impact our financial results. In addition, while we maintain insurance for certain risks, the amount of our insurance coverage may not be adequate to cover all claims or liabilities, and we may be forced to bear substantial costs from an accident, incident, or claim.
We are subject to a wide range of product regulatory and safety, consumer, worker safety, and environmental laws. Our operations and the products we manufacture and/or sell are subject to a wide range of product regulatory and safety, consumer, worker safety, and environmental laws and regulations. Compliance with such existing or future laws and regulations could subject us to future costs or liabilities, impact our production capabilities, constrict our ability to sell, expand or acquire facilities, restrict what products and services we can offer, and generally impact our financial performance. Some of these laws are environmental and relate to the use, disposal, remediation, emission and discharge of, and exposure to hazardous substances. These laws often impose liability and can require parties to fund remedial studies or actions regardless of fault. We continue to incur disposal costs and have ongoing remediation obligations. Environmental laws have tended to become more stringent over time and any new obligations under these laws could have a negative impact on our operations or financial performance.
Laws focused on the energy efficiency of electronic products and accessories; recycling of both electronic products and packaging; reducing or eliminating certain hazardous substances in electronic products; and the transportation of batteries continue to expand significantly. Laws pertaining to accessibility features of electronic products, standardization of connectors and power supplies, the transportation of lithium-ion batteries, and other aspects are also proliferating. There are also demanding and rapidly changing laws around the globe related to issues such as product safety, radio interference, radio frequency radiation exposure, medical related functionality, and consumer and social mandates pertaining to use of wireless or electronic equipment. These laws, and changes to these laws, could have a substantial impact on whether we can offer certain products, solutions, and services, and on what capabilities and characteristics our products or services can or must include.

These laws impact our products and negatively affect our ability to manufacture and sell products competitively. We expect these trends to continue. In addition, we anticipate that it will see increased demand to meet voluntary criteria related to reduction or elimination of certain constituents from products, increasing energy efficiency, and providing additional accessibility.
Section 404 of the Sarbanes-Oxley Act of 2002 requires us to document and test our internal controls over financial reporting and to report on our assessment as to the effectiveness of these controls. Any negative reports concerning our internal controls could adversely affect our future results of operations and financial condition. We may discover areas of our internal controls that need improvement, particularly with respect to areas of our business impacted by the integration of our business processes, systems, and facilities. We cannot be certain that any remedial measures we take will ensure appropriate implementation and maintenance of adequate internal controls over the financial reporting processes and reporting in the future. We may incur significant additional costs in order to ensure we adequately remediate any weaknesses identified in our internal control environment, which, in turn, would reduce our earnings. Implementing any remedial measures may be complicated by the limited timeframe in which to implement such measures, the possibility that implementation of such measures may require a substantial amount of work and time by our personnel, and the challenge of migrating to a new ERP while implementing such remedial measures. In addition, development of an integrated financial reporting system with the accompanying system of internal controls to comply with the Sarbanes-Oxley Act of 2002 may increase the time and costs necessary to complete the integration of Enterprise or cause us to miss our reporting obligations.
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
We could be adversely impacted by changes in accounting standards and subjective assumptions, estimates and judgments by management related to complex accounting matters. Generally accepted accounting principles and related accounting pronouncements, implementation guidelines, and interpretations with regard to a wide range of matters that are relevant to our businesses, including, but not limited to, revenue recognition, asset impairment, impairment of goodwill and other intangible assets, inventories, customer rebates and other customer consideration, tax matters, and litigation and other contingent liabilities are highly complex and involve many subjective assumptions, estimates, and judgments. Changes in these rules or their interpretation or changes in underlying assumptions, estimates, or judgments could significantly change our reported or expected financial performance or financial condition. New accounting guidance may also require systems and other changes that could increase our operating costs and/or change our financial statements. For example, implementing future accounting guidance related to revenue, accounting for leases and other areas could require us to make significant changes to our accounting systems, impact to existing Credit Agreements and could result in adverse changes to our financial statements.
Risks Related to the Acquisition and Integration of Enterprise
We may be unable to effectively integrate Enterprise into our existing business. The integration of Enterprise into our operations is a significant undertaking and requires significant attention from our management. The Acquisition, with an approximate enterprise value of $3.45 billion, is significantly larger than prior acquisitions we have completed and significantly increased the size of our operations, increased our number of employees and operating facilities and expanded our geographic scope. There can be no assurance that we will be able to successfully integrate Enterprise, or if such integration is successfully accomplished, that such integration will not be costlier than currently contemplated. There can also be no assurance that we can successfully manage the combined business due to our greatly increased size and scope. If we cannot successfully integrate and manage Enterprise within a reasonable time following the Acquisition, we may not be able to realize the potential and anticipated benefits of the Acquisition, which could have a material adverse effect on our business, financial condition, operating results, cash flows and growth prospects.
We may be unable to realize the expected growth opportunities and cost savings from the Acquisition. In connection with the integration of Enterprise into our existing operating structure, we seek to realize growth opportunities, along with cost savings. The anticipated cost savings are based upon assumptions about our ability to implement integration measures in a timely fashion and within certain cost parameters. Our ability to achieve the planned cost synergies relies upon a number of factors, some of which may be beyond our control. For example, we may be unable to eliminate duplicative costs in a timely fashion or at all. Our inability to realize anticipated cost savings, and revenue enhancements from the Acquisition could have a material adverse effect on our business, financial condition, operating results, cash flows, and growth prospects.

We continue to rely on MSI to perform certain critical transition services and there can be no assurance that those services will be performed timely and effectively or that we can replace those services prior to the expiration of the transition services agreement or successfully develop our own operations going forward. Under the terms of the transition services agreement that we entered into with MSI in connection with the Acquisition, MSI provided and continues to provide us with services critical for the operation and continuity of our operation of Enterprise. We have transitioned some of these critical functions, and are in the process of transitioning other critical functions, which primarily include information technology systems. Until we transition all such functions, we will continue to rely on MSI for those services. There can be no assurances that these remaining services will be performed timely and effectively or that we will be able to successfully or timely transition remaining functions and assume responsibility over them. Significant disruption in these transition services, or unanticipated costs related to these services, could materially and adversely affect our business, financial condition and results of operations. Additionally, if we are unable to transition such remaining services to ourselves in a timely fashion or without disruption to our operations, we could experience an adverse effect on our business, financial condition and cash flows, and results of operations.
As part of the integration, we are moving Enterprise off of our legacy ERP systems and implementing an ERP system under a single instance with our legacy business. The implementation process is complex and involves a number of risks that may adversely affect our business and results of operations. We are currently replacing our multiple legacy business systems, including moving Enterprise off of our legacy systems that are being operated under a transition services agreement with MSI, with a new company-wide, integrated enterprise resource planning (ERP) system to handle various business, operating and financial processes for us. The integrated system will streamline a variety of important functions, such as order entry, invoicing, accounts receivable, accounts payable, financial consolidation, logistics, and internal and external financial and management reporting matters. We moved our operations in Asia Pacific to the combined ERP in May 2016 and expect to move our operations in North America, Latin America and EMEA to the combined ERP before the end of fiscal year 2017.
ERP implementations are complex and time-consuming projects that involve substantial expenditures on system hardware and software and implementation activities that often continue for several years. Such an integrated, wide-scale implementation is extremely complex and requires transformation of business and financial processes in order to reap the benefits of the ERP system. Significant efforts are needed for requirements identification, functional design, process documentation, data conversion, user training and post implementation support. Problems in any of these areas could result in operational issues including delayed shipments or production, missed sales, billing and accounting errors and other operational issues. System delays or malfunctioning could also disrupt our ability to timely and accurately process and report key components of the results of our consolidated operations, our financial position and cash flows, which could impact our ability to timely complete important business processes such as the evaluation of our internal controls and attestation activities pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. After the Company transitions Enterprise off of our legacy ERP system, data contained on that legacy ERP system may be difficult and costly to access.
We have a substantial amount of goodwill and other intangible assets, which could, in the future, become impaired and result in material non-cash charges to our results of operations. As of December 31, 2016, we had $2.9 billion of goodwill and other intangible assets, a significant increase since prior to the Acquisition of Enterprise.  At least annually, or whenever events or changes in circumstances indicate a potential impairment in the carrying value as defined by U.S. GAAP, we will evaluate this goodwill and other intangible assets for impairment by first assessing qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of the reporting unit is less than the carrying amount. Estimated fair values could change if, for example, there are changes in the business climate, unanticipated changes in the competitive environment, declines in the financial condition of a reporting unit, adverse legal or regulatory actions or developments, changes in capital structure, cost of debt, interest rates, capital expenditure levels, operating cash flows, or market capitalization. Because of the significance of our goodwill and intangible assets, any future impairment of these assets could require material non-cash charges to our results of operations, which could have a material adverse effect on our financial condition and results of operations. Impairment of goodwill and other intangibles of $62 million was recorded during the third quarter related to the wireless LAN business divestiture.
Risks Related to our Indebtedness
In connection with the Acquisition, we incurred substantial debt obligations. Our total outstanding debt for borrowed money was approximately $3.25 billion on October 27, 2014. At December 31, 2016, the remaining principal amount of indebtedness was $2.7 billion, gross of unamortized discounts and debt issuance costs. In addition, subject to restrictions in agreements governing our existing and future indebtedness, we may incur additional indebtedness. Our substantial level of indebtedness could have important consequences, including the following:

•	We may experience difficulty in satisfying our obligations with respect to our existing indebtedness or future indebtedness;

•	Our ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired;

•
We plan to use a substantial portion of cash flow from operations to pay interest and principal on our indebtedness, which may reduce the funds available to ourselves for other purposes, such as acquisitions and capital expenditures;

•	We may be at a competitive disadvantage with reduced flexibility in planning for, or responding to, changing conditions in the industry, including increased competition; and

•	We may be more vulnerable to economic downturns and adverse developments in the business.
We expect to fund our expenses and to pay the principal and interest on our indebtedness from cash flow from operations. Our ability to meet our expenses and to pay principal and interest on our indebtedness when due depends on our future performance, which will be affected by financial, business, economic, and other factors. We will not be able to control many of these factors, such as economic conditions in the markets where we operate and pressure from competitors. Additionally, we have not previously undertaken substantial amounts of indebtedness. Historically, we operated our business without incurring significant indebtedness for borrowed money and has limited experience operating our business subject to the constraints imposed by debt agreements.
Despite our indebtedness, we may need to incur substantially more indebtedness and take other actions that could further exacerbate the risk associated with our existing indebtedness. At December 31, 2016, the remaining principal amount of indebtedness was $2.7 billion. In addition to the financing activities, we may need to incur substantially more indebtedness in the future, resulting in higher leverage. Subject to the limits contained in our Debt Agreements, we may incur additional indebtedness from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. To the extent we incur additional indebtedness, the risks associated with our substantial indebtedness will be exacerbated.
Our use of derivative financial instruments to reduce interest rate risk may result in added volatility in our quarterly operating results. We do not hold or issue derivative financial instruments for trading purposes. However, we do utilize derivative financial instruments to reduce interest rate risk associated with our indebtedness. To manage variable interest rate risk, we entered into forward interest rate swap agreements, which will effectively convert a portion of our indebtedness into a fixed rate loan. Under generally accepted accounting principles, the fair values of the swap contracts, which will either be amounts receivable from or payable to counterparties, are reflected as either assets or liabilities on our Consolidated Balance Sheets. We record our fair value change in our Consolidated Statements of Earnings, as a component of “Other, net” if not hedged. The associated impact on our quarterly operating results is directly related to changes in prevailing interest rates. If interest rates increase, we would have a non-cash gain on the swaps, and vice versa in the event of a decrease in interest rates. Consequently, these swap contracts introduce complexity to our operating results.
Restrictive covenants in the Debt Agreements may limit our current and future operations, particularly our ability to respond to changes in our business or to pursue our business strategies. The Debt Agreements contain, and instruments governing any future indebtedness may contain, a number of restrictive covenants that impose significant operating and financial restrictions, including restrictions on our ability to take actions that we believe may be in our interest. We expect these covenants will limit our ability to:

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
Additionally, the Term Loan entered into to fund a portion of the Acquisition requires us to maintain in certain circumstances compliance with a consolidated total secured net leverage ratio. Our ability to comply with this ratio may be affected by events beyond our control, and we cannot assure you that we will meet this ratio. The restrictions could adversely affect our ability to:

•	finance operations;

•	make needed capital expenditures;

•	make strategic acquisitions or investments or enter into alliances;

•	withstand a future downturn in our business or the economy in general;

•	engage in business activities, including future opportunities, that may be in our interest; and

•	plan for or react to market conditions or otherwise execute our business strategies.

A breach of any of the covenants contained in the Debt Agreements (including an inability to comply with the financial maintenance covenants) that is not remedied within the applicable cure period, if any, would result in an event of default under the Debt Agreements. If, when required, we are unable to repay or refinance our indebtedness or amend the covenants contained in the Debt Agreements, or if a default otherwise occurs that is not cured or waived, the lenders or holders of our debt securities could elect to declare all borrowings outstanding, together with accrued interest and other fees, to be immediately due and payable or institute foreclosure proceedings against those assets that secure the borrowings. Should the outstanding obligations be accelerated and become due and payable because of any failure to comply with the applicable covenants in the future, we would be required to search for alternative measures to finance current and ongoing obligations of our business. There can be no assurance that such financing will be available on acceptable terms, if at all. Any of these scenarios could adversely impact our liquidity, financial condition and results of operations.
A significant amount of cash will be required to service our indebtedness. Our ability to make payments on and to refinance our indebtedness and to fund working capital needs, general corporate expenditures and planned capital expenditures depends on our ability to generate a significant amount of cash. This, to a certain extent, is subject to general economic, financial, competitive, business, legislative, regulatory, and other factors that are beyond our control.
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

Item 1B.	Unresolved Staff Comments
Not applicable.

Item 2.	Properties

Our corporate headquarters are located in Lincolnshire, Illinois; a northern suburb of Chicago. We also operate manufacturing, production and warehousing, administrative, research, and sales facilities in other U.S. and international locations.
As of December 31, 2016, we owned 3 lab and warehouse facilities located in: Holtsville, NY; Preston, UK; and Mississauga, Ontario, Canada. The Company operates 8 facilities for the purposes of manufacturing, production, and warehousing, 5 of which are located in the United States and 3 are located in other countries. As of December 31, 2016, the Company leased 115 office facilities, 33 of which were located in the United States and 82 were located in other countries.
We generally consider the productive capacity of the plants to be adequate and sufficient for our requirements. The extent of utilization of each manufacturing facility varies throughout the year.

Item 3.	Legal Proceedings
See Note 11 Contingencies in the Notes to Consolidated Financial Statements included in this Form 10-K.

Item 4.	Mine Safety Disclosures
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Stock Information: Price Range and Common Stock
Our Class A common stock is traded on the NASDAQ Stock Market under the symbol ZBRA. The following table shows the high and low trade prices for each fiscal quarter in 2016 and 2015, as reported by the NASDAQ Stock Market.

2016	High	Low	2015	High	Low
First Quarter	$70.30	$52.14	First Quarter	$92.48	$74.40
Second Quarter	68.49	48.51	Second Quarter	119.47	88.41
Third Quarter	71.61	46.13	Third Quarter	117.00	71.95
Fourth Quarter	88.00	62.91	Fourth Quarter	83.02	63.92
Source: The NASDAQ Stock Market
At February 20, 2017, the last reported price for the Class A common stock was $85.99 per share, and there were 140 registered stockholders of record for Zebra’s Class A common stock. In addition, we had approximately 25,868 stockholders who owned our stock in street name.
Dividend Policy
Since our initial public offering in 1991, we have not declared any cash dividends or distributions on our capital stock. We currently do not anticipate paying any cash dividends in the foreseeable future.
Treasury Shares
We did not purchase shares of Zebra Class A common stock during 2016 as part of the purchase plan program.
In November 2011, our Board authorized the purchase of up to an additional 3,000,000 shares under the purchase plan program and the maximum number of shares that may yet be purchased under the program is 665,475. The November 2011 authorization does not have an expiration date.
Stock Performance Graph
This graph compares the cumulative annual change since December 31, 2011, of the total stockholder return of Zebra Technologies Corporation Class A common stock with the cumulative return on the following published indices: (i) the RDG Technology Composite; and (ii) the NASDAQ Composite Market Index, during the same period. The comparison assumes that $100 was invested in each of the Company’s Class A common stock, the stocks comprising the RDG Technology Composite and the stocks comprising the NASDAQ Composite Market Index on December 31, 2011. The comparison assumes that all dividends were reinvested at the end of the month in which they were paid.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Zebra Technologies Corporation, the NASDAQ Composite Index
and the RDG Technology Composite Index

$300
$250
$200
$150
$100
$50
$0
12/11
12/12
12/13
12/14
12/15
12/16
Zebra Technologies Corporation
NASDAQ Composite
RDG Technology Composite

*$100 invested on 12/31/11 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Item 6.	Selected Financial Data
FIVE YEAR SUMMARY OF SELECTED CONSOLIDATED FINANCIAL DATA
(In millions, except shares and per share amounts)

	Year Ended December 31,
Net (Loss)/Income(1)	2016		2015		2014		2013	2012
Net sales	$3,574		$3,650		$1,671		$1,038	$996
Cost of sales	1,932		2,006		893		535	505
Gross profit	1,642		1,644		778		503	491
Acquisition and integration costs	125		145		127		5	3
Exit and restructuring costs	19		40		6		6	1
Other operating expenses	1,418		1,422		556		332	323
Total operating expenses	1,562		1,607		689		343	327
Operating income	80		37		89		160	164
(Loss) income from continuing operations before income taxes	(129)	(2)	(180)	(2)	17	(2)	164	164
(Loss) income from continuing operations, net of tax	(137)		(158)		32		134	122
Income from discontinued operations, net of tax(3)	—		—		—		—	1
Net (loss) income	$(137)		$(158)		$32		$134	$123
Basic earnings per share:
(Loss) income from continuing operations	$(2.65)		$(3.10)		$0.64		$2.65	$2.36
Income from discontinued operations(3)	—		—		—		—	0.02
Net (loss) income	$(2.65)		$(3.10)		$0.64		$2.65	$2.38
Diluted earnings per share:
(Loss) income from continuing operations	$(2.65)		$(3.10)		$0.63		$2.63	$2.35
Income from discontinued operations(3)	—		—		—		—	0.02
Net (loss) income	$(2.65)		$(3.10)		$0.63		$2.63	$2.37
Weighted average shares outstanding
Basic	51,579,112		50,996,297		50,789,173		50,692,942	51,566,468
Diluted	51,579,112		50,996,297		51,379,698		51,063,189	51,843,051

		December 31,
Balance Sheet(1)	2016	2015	2014	2013	2012
Cash and cash equivalents, investments and marketable securities	$156	$192	$418	$416	$394
Working capital(4)	273	439	719	635	616
Total assets	4,632	5,040	5,539	1,120	968
Long-term liabilities	2,891	3,252	3,346	15	14
Stockholders’ equity	792	893	1,040	959	857

(1)	Includes the Enterprise business from its date of acquisition, October 27, 2014.

(2)
2016 includes interest expense of $193 million, accelerated loan discount amortization of $3 million due to debt refinancing, and a minimal impact from forward swaps. See Note 9 Long-Term Debt for further information on debt refinancing amendments. 2015 includes interest expense of $197 million and forward swaps gain of $4 million. 2014 includes interest expense of $57 million and forward swaps loss of $5 million.

(3)	Income from discontinued operations is related to a reversal of amounts previously reserved, which were part of the finalization of the accounting for the sale of Navis, LLC and Proveo AG during 2011.

(4)	Calculated as current assets minus current liabilities.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
The Company is a global leader respected for innovative EAI solutions in the automatic information and data capture solutions industry. We design, manufacture, and sell a broad range of products that capture and move data, including: mobile computers; barcode scanners and imagers; RFID readers; specialty printers for barcode labeling and personal identification; RTLS; related accessories and supplies, such as self-adhesive labels and other consumables; and utilities and application software. We also provide a full range of services, including maintenance, technical support, repair, and managed services, including cloud-based subscriptions. End-users of our products and services include those in the retail, transportation and logistics, manufacturing, healthcare, hospitality, warehouse and distribution, energy and utilities, and education industries around the world. Benefits of our solutions include improved efficiency and workflow management, increased productivity and asset utilization, real-time, actionable enterprise information, and better customer experiences. We provide our products and services globally through a direct sales force and extensive network of partners. We provide products and services in over 170 countries, with approximately 120 facilities and 6,500 employees worldwide.

In October 2014, Zebra acquired Enterprise from MSI, excluding its iDEN, or Integrated Digital Enhanced Network Business, for $3.45 billion in cash. Zebra financed the Acquisition through a combination of cash on hand and borrowings of $3.25 billion (the “Indebtedness”), including the sale of 7.25% senior notes due 2022 with an aggregate principal amount of $1.05 billion and a new credit agreement with various lenders that provided a term loan of $2.20 billion due 2021. The new credit agreement also included a $250 million revolving credit facility. See Note 3 Business Combinations and Divestitures for additional information.

On September 13, 2016, the Company entered into an Asset Purchase Agreement with Extreme Networks, Inc. to divest of its wireless LAN (“WLAN”) business (“Divestiture Group”). WLAN operating results are reported in the Enterprise segment through the closing date of the WLAN divestiture of October 28, 2016. See Note 3 Business Combinations and Divestitures for additional information.

Segments
The Company’s operations consist of two reportable segments: Legacy Zebra and Enterprise.

Legacy Zebra
The Legacy Zebra segment is an industry leader in barcode printing and asset tracking technologies. Its major product lines include barcode and card printers, location solutions, supplies, and services. Industries served include retail, transportation and logistics, manufacturing, healthcare, and other end markets within the following regions: North America; Europe, Middle East, and Africa; Asia-Pacific; and Latin America.

Enterprise
The Enterprise segment is an industry leader in automatic information and data capture solutions. Its major product lines include mobile computing, data capture, RFID, and services. Industries served include retail, transportation and logistics, manufacturing, healthcare, and other end markets within the following regions: North America; Europe, Middle East, and Africa; Asia-Pacific; and Latin America.

Geographic Information. For the year ended December 31, 2016, the Company recorded $3.6 billion of net sales in its consolidated statements of operations, of which approximately 48.7% were attributable to North America; approximately 31.8% were attributable to Europe, Middle East, and Africa (“EMEA”); and other foreign locations accounted for the remaining 19.5%. Net sales attributable from each region are relatively consistent with the prior year period.

Results of Operations: Year Ended 2016 versus 2015 and Year Ended 2015 versus 2014
Consolidated Results of Operations
(Amounts in millions, except percentages)

	Year Ended December 31,			Percent Change 2016 vs 2015	Percent Change 2015 vs 2014
	2016	2015	2014(1)
Net sales	$3,574	$3,650	$1,671	(2.1)%	118.3%
Gross profit	1,642	1,644	778	(0.1)%	111.3%
Operating expenses	1,562	1,607	689	(2.8)%	133.1%
Operating income	$80	$37	$89	116.2%	(58.4)%
Gross margin	45.9%	45.0%	46.6%
Net sales by product category were as follows (amounts in millions, except percentages):

	Year Ended December 31,			Percent Change 2016 vs 2015	Percent Change 2015 vs 2014
	2016	2015	2014(1)
Hardware	$2,778	$2,863	$1,234	(3.0)%	132.1%
Supplies	278	268	265	3.7%	1.2%
Service and Software	518	519	172	(0.2)%	201.7%
Total Net sales	$3,574	$3,650	$1,671
Net sales to customers by geographic region were as follows (in millions, except percentages):

	Year Ended December 31,			Percent Change 2016 vs 2015	Percent Change 2015 vs 2014
	2016	2015	2014(1)
Europe, Middle East, and Africa	$1,138	$1,194	$583	(4.7)%	104.8%
Latin America	214	219	135	(2.3)%	62.7%
Asia-Pacific	483	463	216	4.3%	114.3%
Total International	1,835	1,876	934	(2.2)%	100.9%
North America	1,739	1,774	737	(2.0)%	140.7%
Total Net sales	$3,574	$3,650	$1,671

Operating expenses are summarized below (in millions, except percentages):

	Year Ended December 31,			Percent Change 2016 vs 2015	Percent Change 2015 vs 2014
	2016	2015	2014(1)
Selling and marketing	$444	$494	$213	(10.1)%	131.6%
Research and development	376	394	151	(4.6)%	160.7%
General and administrative	307	283	138	8.5%	104.8%
Amortization of intangible assets	229	251	54	(8.8)%	364.0%
Acquisition and integration costs	125	145	127	(13.8)%	14.4%
Impairment of goodwill and other intangibles	62	—	—	NMF	—%
Exit and restructuring costs	19	40	6	(52.5)%	565.9%
Total Operating expenses	$1,562	$1,607	$689	(2.8)%	133.2%

The Company’s non-operating income and expense items are summarized in the following tables (in millions, except percentages):

	Year Ended December 31,			Percent Change 2016 vs 2015	Percent Change 2015 vs 2014
	2016	2015	2014(1)
Foreign exchange loss	$(5)	$(23)	$(9)	(78.3)%	162.6%
Interest expense	(193)	(193)	(62)	—%	211.3%
Other, net	(11)	(1)	(1)	1,000.0%	—%
Total Other (expenses) income	$(209)	$(217)	$(72)	(3.7)%	201.6%

(1) The businesses included in our Enterprise segment were acquired as part of the Acquisition. The consolidated results for the year ended December 31, 2014 include only two months (November and December 2014) of the Enterprise segment. The increase in net sales, gross profit, operating expenses and operating income, for the year ended December 31, 2014 was primarily related to the Acquisition.

2016 compared to 2015
Net sales decreased by $76 million or 2.1% compared with the prior year period. The decline in net sales is due to lower hardware sales in North America, EMEA, and Latin America, including the unfavorable impact of foreign currency changes, partially offset by higher hardware sales in Asia-Pacific. The decline in hardware sales is largely attributable to lower sales of barcode printer, data capture, wireless LAN products, and location solutions. On a constant currency basis and excluding purchase accounting adjustments, overall net sales declined approximately 1% compared to the prior year period, reflecting growth of approximately 4% in Asia-Pacific, offset by declines of approximately 2%, 1%, and 3% in North America, EMEA, and Latin America, respectively.

Gross margin as a percent of sales was 45.9% compared to the prior year period of 45.0%. This improvement in gross margin reflects an increase in the Enterprise segment gross margin primarily due to lower services and hardware product costs. Legacy Zebra segment gross margin decreased primarily due to lower sales demand and the impact of incentive programs, including the concessions to distributors of printer products imported into China, partially offset by product cost improvements.

Operating expenses for the year ended December 31, 2016 and 2015, were $1.6 billion, or 43.7% and 44.0% of net sales, respectively. The reduction in operating expenses as a percentage of net sales reflects the Company’s continued focus on improving operating efficiency and controlling expenses. Selling and marketing expenses were lower compared to the prior year due to the full-year impact of staff reductions implemented in 2015 and lower discretionary expenses and promotional spending. The decrease in research and development costs was primarily due to a reduction in headcount and other third-party resources, the impact from the divestiture of the wireless LAN business, and shifting of headcount to lower cost engineering locations. The increase in general and administrative costs was primarily due to higher IT related expenses, including increased support and maintenance costs for IT infrastructure and business systems as we exit transition services agreements with Motorola Solutions, and increased legal fees and litigation related expenses. The decrease in amortization of intangibles was due to impairment charges taken in the current year along with other intangible assets becoming fully amortized. Impairment of goodwill and other intangibles of $62 million was recorded during the third quarter related to the wireless LAN business divestiture. The Company has made significant progress on its integration activities associated with the Acquisition, including exiting many transition services agreements with Motorola Solutions. This has resulted in a decline in acquisition and integration costs compared to the prior year period. Exit and restructuring costs were lower due to a reduced level of restructuring activity as the Company progresses with its restructuring plan related to the Acquisition, partially offset by expenses associated with the Company’s divestiture of its wireless LAN business.
Operating income increased $43 million or 116.2% compared to the prior year. The increase was primarily due to the decline in operating expenses.

The Company conducts business in multiple currencies throughout the world, thus has exposure to movements in foreign exchange rates with regard to non-functional denominated revenue, cash assets, and cash liabilities.  As a result of these exposures, the Company recognized a foreign exchange loss of $5 million for 2016.

Interest expense was $193 million for the year ended December 31, 2016, flat compared to the prior year. Early repayments of debt resulted in accelerated amortization costs while debt refinancing savings were offset by closing costs of the refinancing.

Other non-operating expenses increased $10 million to $11 million for the year ended December 31, 2016. This increase is driven by long-term investment impairments of $7 million and an increase in accelerated loan discount amortization of $3 million due to the debt refinancing. See Note 9 Long-Term Debt for further information on the debt refinancing amendments.

In the period ending December 31, 2016, the Company recognized tax expense of $8 million compared to a tax benefit of $22 million for 2015. The Company’s effective tax rates were (6.2)% and 12.2% as of December 31, 2016 and December 31, 2015, respectively. The Company’s effective tax rate was lower than the federal statutory rate of 35% primarily due to deferred income taxed on the outbound transfer of U.S. assets, pre-tax losses in the United States, and the rate differential between U.S. and foreign jurisdictions.

2015 compared to 2014
Net sales growth of 118.3% for the twelve months ended December 31, 2015 as compared to the prior year was primarily as a result of the Acquisition of the Enterprise business and higher North America sales, offset partially by $149 million of unfavorable foreign currency effects, net of hedges. The Enterprise business contributed $1,888 million or 95.4% of the increase in total net sales, increased gross profit by $808 million or 93.4%, and increased recurring operating expenses by $830 million or 95.9%, and non-recurring operating expenses by $42 million or 81.3%. Included within the total recurring operating expenses was an increase of $197 million of amortization expense as a result of intangibles acquired. Within non-recurring operating expenses were increases of $18 million of integration and acquisition costs as a result of IT costs of transitioning and exiting the Motorola platforms and $34 million of exit and restructuring costs as a result of integrating acquired facilities and related employees.

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
Interest expense was $194 million for the year ended December 31, 2015 compared to $63 million for 2014 mainly reflecting the indebtedness incurred related to the Acquisition of $3.2 billion borrowed in October of 2014. There was also $4 million of forward interest rate swap gains in 2015 included in interest expense compared to a $5 million loss in 2014 primarily due to the changes in market interest rates.

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
Results of Operations by Segment
The following commentary should be read in conjunction with the financial results of each operating business segment as detailed in Note 16 Segment Information and Geographic Data in the Notes to the Consolidated Financial Statements included in this Form 10-K. The segment results exclude purchase accounting adjustments, amortization of intangible assets, acquisition and integration costs, impairment of goodwill and intangibles, and exit and restructuring costs.
Legacy Zebra Segment
(amounts in millions, except percentages)

	Year Ended December 31,			Percent Change 2016 vs 2015	Percent Change 2015 vs 2014
	2016	2015	2014
Net sales	$1,247	$1,286	$1,195	(3.0)%	7.7%
Gross profit	620	654	598	(5.2)%	9.4%
Operating expenses	380	396	360	(3.9)%	10.0%
Operating income	$240	$258	$238	(7.0)%	8.4%
Gross margin	49.7%	50.9%	50.0%

2016 compared to 2015
Net sales for the period ending December 31, 2016 within Legacy Zebra decreased $39 million or 3.0% compared to prior year period. The decline in net sales was primarily due to lower net sales of barcode printers and location solutions, and the unfavorable impact of foreign currency changes, most notably in EMEA which was partially offset by an increase in sales of supplies. The barcode printer sales decline was primarily due to lower sales in North America and EMEA. Legacy Zebra sales declined compared to the prior year period on a constant currency basis by approximately 1%.
Gross margin as a percentage of sales was 49.7% compared to 50.9% for comparable prior year period. The decrease in gross margin included impacts from lower sales of barcode printers, the impact of incentive programs, including the concession to distributors of printer products imported into China, costs associated with the relocation of North American distribution operations, and the unfavorable impact of foreign currency changes. These factors were partially offset by manufacturing cost improvements in supplies and lower hardware product costs.

Operating income declined 7.0% as a result of lower net sales and gross margin, partially offset by lower operating expenses.

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
Gross margin as a percentage of sales was 50.9% for the year ended December 31, 2015 compared to 50.0% for 2014. This increase in margin reflects the favorable impact of higher unit sales and lower product costs for both hardware and supplies, offset partially by unfavorable foreign currency effects, net of hedges.
Operating income for the year ended December 31, 2015, increased 8.4% as a result of higher sales and gross profit partially offset by increases in operating expenses and unfavorable foreign currency effects, net of hedges. Operating expenses increased compared to the prior year primarily to support business growth.

Enterprise Segment (amounts in millions, except percentages)

	Year Ended December 31,			Percent Change 2016 vs 2015	Percent Change 2015 vs 2014
	2016	2015	2014(1)
Net sales	$2,337	$2,380	$482	(1.8)%	393.6%
Gross profit	1,032	1,010	215	2.2%	370.3%
Operating expenses	746	774	150	(3.6)%	416.7%
Operating income	$286	$236	$65	21.2%	263.1%
Gross margin	44.2%	42.4%	44.5%

(1) The businesses included in our Enterprise segment were acquired as part of the Acquisition. The Enterprise segment’s results, including the increases in net sales, gross profit, operating expenses and operating income, for the year ended December 31, 2014 was primarily related to the Acquisition. Accordingly, the results for this segment for the year ended December 31, 2014 include only two months (November and December 2014).

2016 compared to 2015
Net sales for the period ending December 31, 2016 within Enterprise decreased $43 million or 1.8% compared to prior year period. The decline in net sales was primarily driven by lower sales of wireless LAN and data capture products and the unfavorable impact of foreign currency changes in EMEA, partially offset by higher sales of mobile computing products. The sales decline compared to the prior year period on a constant currency basis was approximately 1%.
Gross profit margin for the year ended December 31, 2016 was 44.2% compared to 42.4% in the prior year period. The improvement in gross margin was due primarily to lower service and hardware product costs, including lower excess and obsolescence expense. The prior year costs also included higher product rebranding expenses. This improvement was partially offset by product mix and the unfavorable impact of foreign currency changes.

Operating income increased 21.2% primarily as a result of improvement in gross margin and lower operating expenses, partially offset by lower sales.

2015 compared to 2014
On October 27, 2014, the Company acquired Enterprise, an industry leader in mobile computing and data capture technologies and services, therefore 2014 only includes results since the acquisition date and is not directly comparable to the full fiscal year 2015.
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
Gross profit margin for the year ended December 31, 2015 was 42.4% compared to 44.5% in the prior year period. Gross margin of 44.5% in 2014 reflects only the period following the Acquisition on October 27, 2014. Gross margin in the fourth quarter was 42.4%, comparable to the third quarter of 2015, reflecting higher gross margin in services offset by unfavorable foreign currency effects.

Enterprise’s operating expenses for the year ended December 31, 2015 were $774 million and operating income was $236 million. Operating expenses in the fourth quarter were flat compared to third quarter; however, the fourth quarter was 30.8% of sales compared to 31.9% in the third quarter of 2015 due to the improved operating leverage.
Critical Accounting Policies and Estimates
Management prepared the consolidated financial statements of the Company under accounting principles generally accepted in the United States of America. These principles require the use of estimates, judgments, and assumptions. We believe that the estimates, judgments, and assumptions we used are reasonable based upon the information available at that time.
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

Recently Issued Accounting Pronouncements
See Note 2 Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements included in this Form 10-K.
Liquidity and Capital Resources
The primary factors that influence our liquidity include, but are not limited to, the amount and timing of our revenues, cash collections from our customers, capital expenditures, repatriation of foreign cash and investments, and acquisitions of third-parties. Management believes that our existing capital resources and funds generated from operations are sufficient to meet anticipated capital requirements and service our indebtedness. The following table summarizes our cash flow activities for the years indicated (in millions):

	Year Ended December 31,
	2016	2015	2014
Cash flow (used in) provided by:
Operating activities	$372	$110	$248
Investing activities	(39)	(148)	(3,111)
Financing activities	(376)	(149)	3,192
Effect of exchange rates on cash balances	7	(15)	2
Net (decrease) increase in cash and cash equivalents	$(36)	$(202)	$331
The change in our cash and cash equivalents balance is reflective of the following:
2016 vs. 2015
Cash flows from operations increased $262 million during 2016 to $372 million. This improvement was driven by lower net losses of $21 million, which included significant non-cash drivers of a lower deferred income tax benefit of $98 million and asset impairment for goodwill, intangibles and other assets of $69 million, primarily related to the wireless LAN business divestiture. Additionally, the Company had improved working capital of $85 million during 2016. Working capital improvements consisted primarily of accounts payable increases due to the Company successfully renegotiating longer payment terms with vendors being partially offset by an increase in income tax cash outflows.

Net cash used in investing activities during 2016 included capital expenditures of $77 million compared to $122 million in 2015. The decrease consisted primarily of a reduction in integration and real estate related capital expenditures. This was offset somewhat by the sale of the wireless LAN business resulting in net cash received of $39 million.

Net cash used in financing activities during 2016 consisted primarily of early debt principal repayments of $382 million under the Term Loan compared to early debt principal repayments of $165 million in the comparable prior year period. Resulting from the debt refinancing amendments entered into during fiscal 2016, the Company recognized $102 million of proceeds from the issuance of long-term debt, offset by $102 million in payments of long-term debt within the Consolidated Statements of Cash Flows. Additionally, proceeds received from the exercise of stock options and employee stock purchase plan purchases (“ESPP”) were $11 million this year compared to $17 million in 2015 reflecting decreased option exercises and stock purchase plan purchases. The taxes paid related to the net share settlement of equity awards were $8 million in 2016 compared to $13 million in 2015 reflecting decreased stock exercises.

In connection with the Acquisition in October 2014, we incurred indebtedness totaling $3.25 billion. As of December 31, 2016, we had long-term debt, gross of unamortized discounts and debt issuance costs, totaling $2.7 billion. We did not have any borrowings against our revolving credit facility with $246 million available ($250 million less $4 million of outstanding letters of credit). See Note 9 Long-Term Debt for further details and under Financing activities below.

2015 vs. 2014
Cash flows from operations decreased $138 million during 2015 to $110 million. While an increase in net loss of $190 million netted against an increase in non-cash operating items of $161 million yielded a decrease in cash flow from operations of $29 million, the overall decrease in cash provided by operating activities is primarily attributable to changes in certain assets and liabilities of $109 million during 2015. These changes consisted primarily of a decrease in accounts payable and accrued liabilities of $252 million offset by a $72 million increase in accounts receivable and a $52 million increase in income taxes payable.

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

Net cash used in financing activities during 2015 consisted primarily of principal repayments of $165 million under the Term Loan compared to proceeds of $3.2 billion from the issuance of long-term debt to fund the Acquisition during 2014. Additionally, proceeds received from the exercise of stock options and employee stock purchase plan purchases (“ESPP”) were $17 million this year compared to $26 million in 2014 reflecting decreased option exercises and ESPP purchases. The taxes paid related to the net share settlement of equity awards were $13 million in 2015 compared to $5 million in 2014 reflecting increased restricted stock exercises.
The following table shows our level of indebtedness as of December 31, 2016 (in millions):

Senior Notes	$1,050
Term loan	1,653
Less: debt issuance costs	(22)
Less: unamortized discounts	(33)
Total outstanding debt	$2,648
Private Offering
On October 15, 2014, the Company completed a private offering of $1.05 billion in 7.25% Senior Notes due October 15, 2022. Interest on the Senior Notes is payable in cash on April 15 and October 15 of each year.

The indenture covering the Senior Notes contains certain covenants limiting among other things the ability of the Company and its restricted subsidiaries, with certain exceptions as described in the indenture, to; (i) incur indebtedness or issue certain preferred stock; (ii) incur liens; (iii) pay dividends or make distributions in respect of capital stock; (iv) purchase or redeem capital stock; (v) make investments or certain other restricted payments; (vi) sell assets; (vii) issue or sell stock of restricted subsidiaries; (viii) enter into transactions with stockholders or affiliates; or (ix) effect a consolidation or merger. On December 31, 2016, the Company was in compliance with the covenants.

Credit Facilities
On October 27, 2014, the Company entered into a new credit agreement which provides for a term loan of $2.2 billion (“Term Loan”) and a revolving credit facility of $250 million (“Revolving Credit Facility”). On June 2, 2016, the Company entered into the first amendment to the credit agreement (the “Refinancing Amendment 1”). The Refinancing Amendment lowered the index rate spread for LIBOR loans from LIBOR + 400 bp to LIBOR + 325 bp. During the second quarter of 2016, the Company recorded a one-time $2.7 million expense, primarily related to costs incurred with third parties for arranger, legal and other services and the loss incurred on the extinguished debt. These expenses are reflected as non-operating expenses within the consolidated statement of operations. Additionally, the Company paid $4.9 million to the creditors in exchange for the modification and reported it as debt discount which is being amortizing over the life of the modified debt using the interest method. Borrowings under the modified Term Loan bear interest at a variable rate subject to a floor of 4.00%.

On December 6, 2016, the Company entered into the second amendment to our existing credit agreement dated as of October 27, 2014 (the “Refinancing Amendment 2”). The Refinancing Amendment lowered the index rate spread for LIBOR loans from LIBOR + 325 bp to LIBOR + 250 bp. As a result of the December 6, 2016 refinancing transaction, the Company recorded a one-time $1.7 million expense, primarily related to costs incurred with third parties for arranger, legal and other services and the loss incurred on the modified debt. The Company had no costs due to creditors associated with fees for the modification.

As of December 31, 2016, the Term Loan interest rate was 3.45%. Interest payments are payable quarterly. The Company has entered into interest rate swaps to manage interest rate risk on its long-term debt. See Note 8 Derivative Instruments for further details.
The credit agreement requires the Company to prepay the Term Loan and Revolving Credit Facility, under certain circumstances or transactions defined in the credit agreement. Also, the Company may voluntarily prepay its obligations under the Term Loan at any time in whole or in part, without premium or penalty. The Company has made such optional principal prepayments of $382 million in 2016. Through February 2017, the Company made an additional optional principal prepayment of $20 million. Unless satisfied by further optional prepayments, the Company is required to make a scheduled principal payment of $1.6 billion on October 27, 2021.
The Revolving Credit Facility is available for working capital and other general corporate purposes including letters of credit. The amount (including letters of credit) shall not exceed $250 million. As of December 31, 2016, the Company had established letters of credit totaling $4 million, which reduced funds available for other borrowings under the agreement to $246 million. The Revolving Credit Facility will mature and the commitments thereunder will terminate on October 27, 2019.
Borrowings under the Revolving Credit Facility bear interest at a variable rate plus an applicable margin. The applicable margin for borrowings under the Revolving Credit Facility ranges from 2.25% to 2.75% depending on the Company’s consolidated total secured net leverage ratio, which is evaluated on a quarterly basis. Interest payments are payable quarterly. As of December 31, 2016, the Company did not have any borrowings outstanding against the Revolving Credit Facility.
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
Certain domestic subsidiaries of the Company (the “Guarantor Subsidiaries”) guarantee the Notes, the Term Loan and the Revolving Credit Facility on a senior basis: For the year ended December 31, 2016, the non-Guarantor Subsidiaries would have (a) accounted for 45% of our total revenue and (b) held 24% or $1 billion of our total assets and approximately 12% or $0.4 billion of our total liabilities including trade payables but excluding intercompany liabilities.
On December 31, 2016, the Company was in compliance with all covenants.

Historically, significant portions of our cash inflows were generated by our operations. We currently expect this trend to continue throughout 2017. We believe that our existing cash and investments, borrowings available under our Revolving Credit Facility, together with cash flows expected from operations will be sufficient to meet expected operating, capital expenditure and debt obligation requirements for the next 12 months.
As of December 31, 2016, the Company’s cash position of $156 million included foreign cash and investments of $98 million.
Management believes that existing capital resources and funds generated from operations are sufficient to finance anticipated capital requirements.
Contractual Obligations
Zebra’s contractual obligations as of December 31, 2016 were (in millions):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$140	$30	$46	$26	$38
Deferred compensation liability	11	—	—	—	11
Long-term debt – principal payments	2,703	—	—	1,653	1,050
Interest payments	752	135	270	270	77
Interest on interest rate swaps	45	11	22	12	—
Purchase obligations	318	318	—	—	—
Total	$3,969	$494	$338	$1,961	$1,176

Purchase obligations are for purchases made in the normal course of business to meet operational requirements, primarily raw materials and finished goods.

Uncertain tax position liabilities of $42 million have been excluded from the above table as we cannot make a reasonably reliable estimate of the period of cash settlement with the respective taxing authority.

The Company anticipates that it is reasonably possible that $5 million of unrecognized tax benefits may reverse in 2017, due to settlements with the tax authorities. The Company is currently undergoing audits of the 2013 through 2015 US federal income tax returns. The Company is engaged in an inquiry from the UK HM Revenue and Customs for the years 2012 and 2014. The tax years 2011 through 2016 remain open to examination by multiple foreign and U.S. state taxing jurisdictions. Due to uncertainties in any tax audit outcome, the Company’s estimates of the ultimate settlement of uncertain tax positions may change and the actual tax benefits may differ significantly from the estimates. The Company continues to review these positions.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Market risk is the sensitivity of income to changes in interest rates, commodity prices, and foreign currency changes. Zebra is exposed to the following types of market risk: interest rates and foreign currency.
Interest Rate Risk
Historically, we mitigated interest rate risk on marketable security investments with an investment policy and use of outside professional investment managers; our objective was to achieve stable and predictable targeted rates of return and to provide the liquidity necessary for the operations of our business.

In connection with the acquisition of Enterprise, Zebra incurred significant debt, including variable rate debt (subject to interest rate caps). As of December 31, 2016, we had $1.7 billion of debt outstanding under our Term Loan, which bears interest determined by reference to a variable rate index. A one percentage point increase or decrease in interest rates on the various debt instruments we hold would increase or decrease the annual interest expense we recognize and the cash we pay for interest expense by approximately $17 million. This amount excludes the impact of any associated derivative contracts. To mitigate this risk, we entered into forward interest rate swaps to hedge the interest rate risk associated with the variable interest payments on our Term Loan that was used to fund the acquisition of Enterprise. Refer to Note 8 Derivative Instruments in the Notes to Consolidated Financial Statements included in this Form 10-K for further discussions of hedging activities.

Foreign Exchange Risk
We provide products and services in over 170 countries throughout the world and, therefore, at times are exposed to risk based on movements in foreign exchange rates. On occasion, we invoice customers in their local currency and have a resulting foreign currency denominated revenue transaction and accounts receivable. We also purchase certain raw materials and other items in foreign currencies. We manage these risks using derivative financial instruments. See Note 8 Derivative Instruments for further discussions of hedging activities.

The following table sets forth the impact of a hypothetical ten percent (plus or minus) movement in the dollar/pound, dollar/euro, euro/pound, dollar/Czech koruna, dollar/Brazilian real, dollar/Canadian dollar, dollar/Malaysian ringgit, dollar/Australian dollar, and dollar/Singapore dollar rates measured as if Zebra did not engage in the selective hedging practices described above. The risk is increased through additional exposure as it relates to the euro, pound, Czech koruna, Brazilian real, Canadian dollar, Malaysian ringgit, Australian dollar, and Singapore dollar denominated assets and liabilities.

(in millions, except per share data)

	December 31,
Foreign exchange	2016	2015
Dollar/Pound
Effect on Pretax Income	$—	$1
Effect on Diluted EPS (after tax)	—	0.01
Dollar/Euro
Effect on Pretax Income	$19	$13
Effect on Diluted EPS (after tax)	0.24	0.16
Euro/Pound
Effect on Pretax Income	$1	$1
Effect on Diluted EPS (after tax)	0.01	0.02
Dollar/Czech Koruna
Effect on Pretax Income	$1	$1
Effect on Diluted EPS (after tax)	0.01	0.01
Dollar/Brazilian Real
Effect on Pretax Income	$1	$1
Effect on Diluted EPS (after tax)	0.01	0.01
Dollar/Canadian dollar
Effect on Pretax Income	$—	$1
Effect on Diluted EPS (after tax)	—	0.01
Dollar/Malaysian Ringgit
Effect on Pretax Income	$1	$—
Effect on Diluted EPS (after tax)	0.01	—
Dollar/Australian Dollar
Effect on Pretax Income	$1	$—
Effect on Diluted EPS (after tax)	0.01	—
Dollar/Singapore Dollar
Effect on Pretax Income	$1	$—
Effect on Diluted EPS (after tax)	0.01	—

Item 8.	Financial Statements and Supplementary Data
The financial statements and schedules of Zebra are annexed to this report as pages F-2 through F-36. An index to such materials appears on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
Not applicable.

Item 9A.	Controls and Procedures

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

Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework as released in 2013. Based on this assessment and those criteria, our management believes that, as of December 31, 2016, our internal control over financial reporting is effective.

Changes in Internal Control over Financial Reporting
In the first quarter of 2015, the Company identified a material weakness related to the process to prepare and review its quarterly and annual income tax provision as a result of the increased complexity in the legal entity structure of the business following the Enterprise acquisition. A material weakness is a deficiency, or combination of deficiencies, in the internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The impact of this material weakness contributed to the restatement of our consolidated financial statements for the year-ended December 31, 2015, the three-months ended April 2016, and the three and six months ended July 2, 2016.With the identification of the material weakness associated with the preparation and review process of our quarterly and annual tax provision in 2015, we began implementing a remediation plan to address these issues. This plan included the implementation of improved and documented processes and procedures, as well as hiring additional accounting and tax professionals.

During the fourth quarter of 2016, we successfully completed the testing necessary to conclude that the material weakness has been remediated. Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on Zebra’s internal control over financial reporting. Ernst & Young LLP’s report is included on page 40 of this report on Form 10-K.

Except as noted above, there have been no other changes in our internal controls that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have audited Zebra Technologies Corporation and subsidiaries’ (“the Company”) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Zebra Technologies Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Zebra Technologies Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Zebra Technologies Corporation and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2016, and our report dated February 27, 2017 expressed an unqualified opinion thereon.
/s/Ernst & Young LLP
Chicago, Illinois
February 27, 2017

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized, on the 27th day of February 2017.

ZEBRA TECHNOLOGIES CORPORATION
By: /s/ Anders Gustafsson
Anders Gustafsson
Chief Executive Officer
Pursuant to the requirements of the Securities and Exchange Act of 1934, the report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Anders Gustafsson Anders Gustafsson	Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2017

/s/ Olivier Leonetti Olivier Leonetti	Chief Financial Officer (Principal Financial Officer)	February 27, 2017

/s/ Colleen O’Sullivan Colleen O’Sullivan	Chief Accounting Officer	February 27, 2017

/s/ Michael A. Smith Michael A. Smith	Director and Chairman of the Board of Directors	February 27, 2017

/s/ Andrew K. Ludwick Andrew K. Ludwick	Director	February 27, 2017

/s/ Ross W. Manire Ross W. Manire	Director	February 27, 2017

/s/ Richard L. Keyser Richard L. Keyser	Director	February 27, 2017

/s/ Janice M. Roberts Janice M. Roberts	Director	February 27, 2017

/s/ Chirantan J. Desai Chirantan J. Desai	Director	February 27, 2017

/s/ Frank B. Modruson Frank B. Modruson	Director	February 27, 2017

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

All other financial statement schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or related notes.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
Zebra Technologies Corporation

We have audited the accompanying consolidated balance sheets of Zebra Technologies Corporation and subsidiaries (“the Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Zebra Technologies Corporation and subsidiaries at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Zebra Technologies Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Chicago, Illinois
February 27, 2017

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$156	$192
Accounts receivable, net	625	671
Inventories, net	345	397
Income tax receivable	32	4
Prepaid expenses and other current assets	64	70
Total Current assets	1,222	1,334
Property, plant and equipment, net	292	298
Goodwill	2,458	2,490
Other intangibles, net	480	757
Long-term deferred income taxes	113	70
Other long-term assets	67	91
Total Assets	$4,632	$5,040
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$413	$289
Accrued liabilities	323	367
Deferred revenue	191	197
Income taxes payable	22	42
Total Current liabilities	949	895
Long-term debt	2,648	3,012
Long-term deferred tax liability	3	1
Long-term deferred revenue	124	124
Other long-term liabilities	116	115
Total Liabilities	3,840	4,147
Stockholders’ Equity:
Preferred stock, $0.01 par value; authorized 10,000,000 shares; none issued	—	—
Class A common stock, $0.01 par value; authorized 150,000,000 shares; issued 72,151,857 shares	1	1
Additional paid-in capital	210	194
Treasury stock at cost, 19,267,269 and 19,990,006 shares at December 31, 2016 and December 31, 2015, respectively	(614)	(631)
Retained earnings	1,240	1,377
Accumulated other comprehensive loss	(45)	(48)
Total Stockholders’ Equity	792	893
Total Liabilities and Stockholders’ Equity	$4,632	$5,040
See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share data)

	Year Ended December 31,
	2016	2015	2014
Net sales:
Net sales of tangible products	$3,056	$3,131	$1,499
Revenue from services and software	518	519	172
Total Net sales	3,574	3,650	1,671
Cost of sales:
Cost of sales of tangible products	1,593	1,629	792
Cost of services and software	339	377	101
Total Cost of sales	1,932	2,006	893
Gross profit	1,642	1,644	778
Operating expenses:
Selling and marketing	444	494	213
Research and development	376	394	151
General and administrative	307	283	138
Amortization of intangible assets	229	251	54
Acquisition and integration costs	125	145	127
Impairment of goodwill and other intangibles	62	—	—
Exit and restructuring costs	19	40	6
Total Operating expenses	1,562	1,607	689
Operating income	80	37	89
Other expenses:
Foreign exchange loss	(5)	(23)	(9)
Interest expense, net	(193)	(193)	(62)
Other, net	(11)	(1)	(1)
Total Other expenses	(209)	(217)	(72)
(Loss) income before income taxes	(129)	(180)	17
Income tax expense (benefit)	8	(22)	(15)
Net (loss) income	$(137)	$(158)	$32
Basic (loss) earnings per share	$(2.65)	$(3.10)	$0.64
Diluted (loss) earnings per share	$(2.65)	$(3.10)	$0.63

Basic weighted average shares outstanding	51,579,112	50,996,297	50,789,173
Diluted weighted average and equivalent shares outstanding	51,579,112	50,996,297	51,379,698
See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In millions)

	Year Ended December 31,
	2016	2015	2014
Net (loss) income	$(137)	$(158)	$32
Other comprehensive (loss) income, net of tax:
Unrealized gain (loss) on anticipated sales hedging transactions	7	(6)	7
Unrealized (loss) on forward interest rate swaps hedging transactions	—	(7)	(8)
Foreign currency translation adjustment	(4)	(26)	1
Comprehensive (loss) income	$(134)	$(197)	$32
See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except share data)

	Class A Common Stock Shares	Class A Common Stock Amount	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance at December 31, 2013	50,349,546	$1	$143	$(679)	$1,503	$(9)	$959
Issuance of treasury shares upon exercise of stock options, purchases under stock purchase plan and grants of restricted stock awards net of cancellations	1,370,705	—	(22)	50	—	—	28
Shares withheld related to net share settlement	(65,914)	—	—	(5)	—	—	(5)
Additional tax benefit resulting from exercise of options	—	—	6	—	—	—	6
Share-based compensation	—	—	20	—	—	—	20
Net income	—	—	—	—	32	—	32
Unrealized gain anticipated sales hedging transactions (net of income taxes)	—	—	—	—	—	7	7
Unrealized loss on forward interest rate swaps hedging transactions (net of income taxes)	—	—	—	—	—	(8)	(8)
Foreign currency translation adjustment	—	—	—	—	—	1	1
Balance at December 31, 2014	51,654,337	$1	$147	$(634)	$1,535	$(9)	$1,040
Issuance of treasury shares upon exercise of stock options, purchases under stock purchase plan and grants of restricted stock awards net of cancellations	646,395	—	1	16	—	—	17
Shares withheld related to net share settlement	(138,881)	—	—	(13)	—	—	(13)
Issuance of warrants exercisable for 250,000 shares, exercise price $89.34, expiration April 5, 2017	—	—	4	—	—	—	4
Additional tax benefit resulting from exercise of options	—	—	11	—	—	—	11
Share-based compensation	—	—	31	—	—	—	31
Net loss	—	—	—	—	(158)	—	(158)
Unrealized loss on anticipated sales hedging transactions (net of income taxes)	—	—	—	—	—	(6)	(6)
Unrealized loss on forward interest rate swaps hedging transactions (net of income taxes)	—	—	—	—	—	(7)	(7)
Foreign currency translation adjustment	—	—	—	—	—	(26)	(26)
Balance at December 31, 2015	52,161,851	$1	$194	$(631)	$1,377	$(48)	$893
Issuance of treasury shares upon exercise of stock options, purchases under stock purchase plan and grants of restricted stock awards net of cancellations	817,943	—	(14)	25	—	—	11
Shares withheld related to net share settlement	(95,206)	—	—	(8)	—	—	(8)
Additional tax benefit resulting from exercise of options	—	—	3	—	—	—	3
Share-based compensation	—	—	27	—	—	—	27
Net loss	—	—	—	—	(137)	—	(137)
Unrealized gain on anticipated sales hedging transactions (net of income taxes)	—	—	—	—	—	7	7
Foreign currency translation adjustment	—	—	—	—	—	(4)	(4)
Balance at December 31, 2016	52,884,588	$1	$210	$(614)	$1,240	$(45)	$792
See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net (loss) income	$(137)	$(158)	$32
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	304	320	81
Impairment of goodwill, intangibles and other assets	69	—	—
Amortization of debt issuance cost and discount	23	16	2
Share-based compensation	27	31	20
Excess tax benefit from share-based compensation	(3)	(12)	(6)
Deferred income taxes	(44)	(142)	(44)
Unrealized (gain) loss on forward interest rate swaps	—	(4)	5
Other	3	14	4
Changes in operating assets and liabilities:
Accounts receivable, net	34	2	(70)
Inventories, net	34	(13)	(2)
Other assets	7	(7)	(13)
Accounts payable	125	(21)	62
Accrued liabilities	(29)	(5)	164
Deferred revenue	7	16	10
Income taxes	(41)	47	(5)
Other operating activities	(7)	26	8
Net cash provided by operating activities	372	110	248
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	—	(52)	(3,399)
Purchases of property, plant and equipment	(77)	(122)	(39)
Proceeds from the sale of a business	39	—	—
Proceeds from the sale of long-term investments	—	3	—
Purchases of long-term investments	(1)	(1)	(2)
Purchases of investments and marketable securities	—	(1)	(651)
Maturities of investments and marketable securities	—	—	336
Proceeds from sales of investments and marketable securities	—	25	644
Net cash used in investing activities	(39)	(148)	(3,111)
Cash flows from financing activities:
Payment of debt issuance costs	—	—	(24)
Proceeds from issuance of long-term debt	102	—	3,189
Payment of long term-debt	(484)	(165)	—
Proceeds from exercise of stock options and stock purchase plan purchases	11	17	26
Taxes paid related to net share settlement of equity awards	(8)	(13)	(5)
Excess tax benefit from share-based compensation	3	12	6
Net cash (used in) provided by financing activities	(376)	(149)	3,192
Effect of exchange rate changes on cash	7	(15)	2
Net (decrease) increase in cash and cash equivalents	(36)	(202)	331
Cash and cash equivalents at beginning of year	192	394	63
Cash and cash equivalents at end of year	$156	$192	$394
Supplemental disclosures of cash flow information:
Income taxes paid	$81	$38	$17
Interest paid	$180	$183	$—
See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATIONAND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 Description of Business
Zebra Technologies Corporation and its wholly-owned subsidiaries (“Zebra” or the “Company”) designs, manufactures, sells, and supports a broad range of direct thermal and thermal transfer label printers, radio frequency identification printer/encoders, dye sublimation card printers, real-time locating solutions, related accessories, and support software. These products are used principally in automatic identification (auto ID), data collection and personal identification applications and are distributed world-wide through a network of resellers, distributors and end-users representing a wide cross-section of industrial, service, and government organizations.
In October 2014, Zebra acquired the Enterprise business (“Enterprise”) from Motorola Solutions, Inc. (“MSI”), for $3.45 billion in cash (the “Acquisition”). Enterprise is an industry leader in mobile computing and advanced data capture technologies and services, which complement Zebra’s printing and radio frequency identification device (“RFID”) products. Enterprise products include rugged and enterprise-grade mobile computers; laser, imaging and radio frequency identification based data capture products; wireless LAN (“WLAN”) solutions and software; and applications that are associated with these products and services. Enterprise service revenues include revenues arising from maintenance, integration services and device and network management. During the third quarter of 2016, the Company entered into an Asset Purchase Agreement with Extreme Networks, Inc. to dispose of its wireless LAN (“WLAN”) business (“divestiture group”), see Note 3 Business Combinations and Divestitures.
Note 2 Summary of Significant Accounting Policies
Principles of Consolidation. These accompanying consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States and include the accounts of Zebra and its wholly-owned subsidiaries. All significant intercompany accounts, transactions, and unrealized profit were eliminated in consolidation.
Fiscal Calendar. Zebra operates on a 4 week/4 week/5 week fiscal quarter, and each fiscal quarter ends on a Saturday. The fiscal year always begins on January 1 and ends on December 31. This fiscal calendar results in some fiscal quarters being either greater than or less than 13 weeks, depending on the days of the week on which those dates fall. During the 2016 fiscal year, our quarter end dates were as follows:

•	April 2,

•	July 2,

•	October 1, and

•	December 31.
Use of Estimates. These consolidated financial statements were prepared using estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Examples of estimates include: cash flow projections and other assumptions included in our annual goodwill impairment test; loss contingencies; product warranties; useful lives of our tangible and intangible assets; allowances for doubtful accounts; the recognition and measurement of income tax assets and liabilities; and share-based compensation forfeiture rates. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances. Actual results could differ from those estimates.
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
Included in the Company’s cash and cash equivalents are amounts held by foreign subsidiaries. The Company had $98 million as of December 31, 2016 and $166 million as of December 31, 2015 of foreign cash and investments out of the Company’s total cash positions of $156 million and $192 million, respectively.
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

Inventories. Inventories are stated at the lower of cost or market, and cost is determined by the first-in, first-out (“FIFO”) method. Manufactured inventories consist of the following costs: components, direct labor and manufacturing overhead. Purchased inventories also include internal purchasing overhead costs. We review inventory quantities on hand and record a provision for excess and obsolete inventory based on forecasts of product demand and production requirements or historical consumption when appropriate.

The components of inventories, net are as follows (in millions):

	December 31,
	2016	2015
Raw material	$172	$178
Work in process	1	—
Finished goods	254	274
Inventories, gross	427	452
Inventory reserves	(82)	(55)
Inventories, net	$345	$397
Property, Plant and Equipment. Property, plant and equipment is stated at cost. Depreciation is computed primarily using the straight-line method over the estimated useful lives of the various classes of property, plant and equipment, which are 30 years for buildings and range from 3 to 10 years for all other asset categories. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or estimated useful life of the asset.

Property, plant and equipment, net is comprised of the following (in millions):

	December 31,
	2016	2015
Buildings	$51	$50
Land	10	10
Machinery and equipment	226	195
Furniture and office equipment	15	20
Software and computer equipment	197	180
Leasehold improvements	64	63
Projects in progress	35	36
	598	554
Less accumulated depreciation	(306)	(256)
Property, plant and equipment, net	$292	$298
Depreciation expense recognized to operations was $75 million, $69 million, and $27 million for the periods ended December 31, 2016, 2015, and 2014, respectively.
Income Taxes. The Company accounts for income taxes under the liability method in accordance with Accounting Standards Codification (“ASC”) 740, Income Taxes. Accordingly, deferred income taxes are provided for the future tax consequences attributable to differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Deferred tax assets and liabilities are measured using tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is established when necessary to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company recognizes the benefit of tax positions when it is more likely than not to be sustained on its technical merits. The Company recognizes interest and penalties related to income tax matters as part of income tax expense.
Goodwill. Goodwill is not amortized but is evaluated for impairment annually, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. If a quantitative assessment is completed as part of our impairment analysis for a reporting unit, we engage a third-party appraisal firm to assist in the determination of estimated fair value for each reporting unit. This determination includes estimating the fair value using both the income and market approaches. The income approach requires management to estimate a number of factors for each reporting unit, including projected future operating results, economic projections, anticipated future cash flows and discount rates. The market approach estimates fair value using comparable marketplace fair value data from within a comparable industry grouping. The fair value of the reporting unit is compared to the carrying amount of the reporting unit. If a reporting unit is considered impaired, the impairment is recognized in the amount by which the carrying amount exceeds the fair value of the reporting unit.
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

During the fourth quarter of 2016, the Company voluntarily changed the date of its annual goodwill impairment testing for its Specialty Printing Group reporting unit from the last business day of May to the first day of the fourth quarter. This voluntary change is preferable under the circumstances as it results in better alignment with the Company’s other reporting units’ testing dates. The voluntary change in accounting principle related to the annual testing date will not delay, accelerate, or avoid an impairment charge. This change is not applied retrospectively as it is impracticable to do so because retrospective application would require application of significant estimates and assumptions with the use of hindsight. Accordingly, the change will be applied prospectively.
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
One measure of the sensitivity of the amount of goodwill impairment charges to key assumptions is the amount by which each reporting unit “passed” (fair value exceeds the carrying amount) or “failed” (the carrying amount exceeds fair value) the first step of the goodwill impairment test. See Note 4 Goodwill and Other Intangibles, net, for additional information.
Other Intangibles. Other intangible assets capitalized consist primarily of current technology, customer relationships, trade names, unpatented technology, and patents and patent rights. These assets are recorded at cost and amortized on a straight-line basis over the asset’s useful life which range from 3 years to 15 years.
Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of. The Company accounts for long-lived assets in accordance with the provisions of ASC 360, Property, Plant and Equipment. The statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the sum of the undiscounted cash flows expected to result from the use and the eventual disposition of the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.
Cost method investments. The long-term investments, which are accounted for using the cost method of accounting, are primarily in venture capital backed technology companies, and the Company's ownership interest is less than 20% of each investee. Under the cost method of accounting, investments are carried at cost and are adjusted only for other-than-temporary declines in fair value, certain distributions and additional investments. The Company held cost method investments in the amount of $25 million and $31 million as of December 31, 2016 and 2015, respectively. The Company recognized impairments of $7 million during fiscal 2016 which were recorded within Other expenses in the Consolidated Statements of Operations. There were no impairments to cost method investments in fiscal 2015 and $2 million of impairments in fiscal 2014.
Amortization of Debt Issuance Costs. The Company capitalizes costs incurred in connection with borrowings or establishment of credit facilities. These costs are amortized over the life of the borrowing or life of the credit facility using the effective interest method.
Revenue Recognition. Revenue includes sales of hardware, supplies and services (including repair services and product maintenance service contracts, which typically occur over time, and professional services, which typically occur in the early stages of a project). We enter into revenue arrangements that may consist of multiple deliverables of our hardware products and services due to the needs of our customers. For these type of revenue arrangements, we apply the guidance in ASC 605, Revenue Recognition to identify the separate units of accounting by determining whether the delivered items have value to the customer on a standalone basis. Generally, there is no right of return for the hardware we sell. Allocation of arrangement consideration to repair services, product maintenance services, and extended warranty is equal to the stated contractual rate for such services, in accordance with the guidance in ASC 605-20. We also follow the accounting principles that establish a hierarchy to determine the selling price to be used for allocating revenue to deliverables as follows: (i) vendor-specific objective evidence of fair value (“VSOE”), (ii) third-party evidence of selling price (“TPE”) and (iii) best estimate of the selling price (“BESP”). Generally, our agreements contain termination provisions whereby we are entitled to payment for delivered equipment and services rendered through the date of the termination. Some of our agreements may also contain cancellation provisions that in certain cases result in customer penalties. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred and title has passed to the customer, which typically happens at the point of shipment provided that no significant obligations remain, the price is fixed and determinable and collectability of the sales price is reasonably assured. For hardware sales, in addition to the criteria discussed above, revenue recognition incorporates allowances for discounts, price protection, returns and customer incentives that can be reasonably estimated. In addition to cooperative marketing and other incentive programs, the Company has arrangements with some distributors, which allow for price protection and limited rights of return, generally through stock rotation programs. Under the price protection programs, the Company gives distributors credits for the difference between the original price paid and the Company’s then current price. Under the stock rotation programs, distributors are able to exchange certain products based on the number of qualified purchases made during the period. We monitor and track these programs and record a provision for future payments or credits granted as reductions of revenue based on historical experience. Recorded revenues are reduced by these allowances. The Company enters into product maintenance and support agreements; revenues are deferred and then recognized ratably over the service period and the cost of providing these services is expensed as incurred. The Company includes shipping and handling charges billed to customers as revenue when the product ships; any costs incurred related to these services are included in cost of sales. Taxing authorities may assess tax on the Company based on the gross receipts from customers, referred to as indirect taxes. The Company’s policy is to record indirect taxes as a short-term liability and not as a component of gross revenue.

Research and Development Costs. Research and development costs (“R&D”) are expensed as incurred. These costs include:

•	Salaries, benefits, and other R&D personnel related costs,

•	Consulting and other outside services used in the R&D process,

•	Engineering supplies,

•	Engineering related information systems costs, and

•	Allocation of building and related costs.
Advertising. Advertising is expensed as incurred. Advertising costs totaled $18 million for the year ended December 31, 2016, $22 million for the year ended December 31, 2015 and $13 million for the year ended December 31, 2014.
Warranty. The Company generally provides warranty coverage of 1 year on mobile computers. Advanced data capture products are warranted from 1 to 5 years, depending on the product. Printers are warranted for 1 year against defects in material and workmanship. Thermal printheads are warranted for 6 months and batteries are warranted for 1 year. Battery based products, such as location tags, are covered by a 90-day warranty. A provision for warranty expense is adjusted quarterly based on historical warranty experience.
The following table is a summary of the Company’s accrued warranty obligation (in millions):

	Year Ended December 31,
Warranty reserve	2016	2015	2014
Balance at the beginning of the year	$22	$25	$4
Acquisition	—	—	21
Warranty expense	31	30	13
Warranty payments	(32)	(33)	(13)
Balance at the end of the year	$21	$22	$25
Fair Value of Financial Instruments. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Our financial assets and liabilities that require recognition under the accounting guidance generally include our available-for-sale investments, employee deferred compensation plan investments, foreign currency derivatives, and interest rate swaps. In accordance with ASC 815, Derivatives and Hedging, we recognize derivative instruments and hedging activities as either assets or liabilities on the balance sheet and measure them at fair value. Gains and losses resulting from changes in fair value are accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting. See Note 8 Derivative Instruments for additional information on our derivatives and hedging activities.

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
The Company’s investments in marketable debt securities are classified as available-for-sale except for securities held in the Company’s deferred compensation plans, which are considered to be trading securities. In general, we use quoted prices in active markets for identical assets to determine fair value. If active markets for identical assets are not available to determine fair value, then we use quoted prices for similar assets or inputs that are observable either directly or indirectly.
Share-Based Compensation. At December 31, 2016, the Company had a general share-based compensation plan and an employee stock purchase plan under which shares of our common stock were available for future grants and sales, and which are described more fully in Note 12 Share-Based Compensation. We account for these plans in accordance with ASC 505, Equity and ASC 718, Compensation - Stock Compensation. The Company recognizes compensation costs using the straight-line method over the vesting period upon grant of up to 4 years.

The compensation expense and the related income tax benefit for share-based compensation were included in the Consolidated Statements of Operations as follows (in millions):

	Year Ended December 31,
Compensation costs and related income tax benefit	2016	2015	2014
Cost of sales	$2	$3	$1
Selling and marketing	6	8	4
Research and development	9	8	3
General and administration	11	14	12
Total compensation expense	$28	$33	$20
Income tax benefit	$9	$11	$7
Foreign Currency Translation. The balance sheet accounts of the Company’s non-U.S. subsidiaries, those not designated as U.S. dollar functional currency, are translated into U.S. dollars using the year-end exchange rate, and statement of earnings items are translated using the average exchange rate for the year. The resulting translation gains or losses are recorded in stockholders’ equity as a cumulative translation adjustment, which is a component of accumulated other comprehensive (loss) income.
Acquisition and Integration Costs. The Company expenses acquisition and integration costs as incurred. The Company incurred transaction expenses of approximately $125 million, $145 million and $127 million for the years ended December 31, 2016, 2015, and 2014, respectively, which have been recorded as operating expenses in acquisition and integration costs in the Consolidated Statements of Operations.
Acquisitions. We account for acquired businesses using the acquisition method of accounting. This method requires that the purchase price be allocated to the identifiable assets acquired and liabilities assumed at their estimated fair values. The excess of the purchase price over the identifiable assets acquired and liabilities assumed is recorded as goodwill.
The estimates used to determine the fair value of long-lived assets, such as intangible assets, can be complex and require significant judgments. We use information available to us to make fair value determinations and engage independent valuation specialists, when necessary, to assist in the fair value determination of significant acquired long-lived assets. While we use our best estimates and assumptions as a part of the purchase price allocation process, our estimates are inherently uncertain and subject to refinement. Critical estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from customer relationships, customer attrition rates, and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but due to the inherent uncertainty during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill.
Recently Issued Accounting Pronouncements.
Recently Adopted

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-05, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. This update provides guidance to customers about whether a cloud computing arrangement includes a software license or should be accounted for differently. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance does not change generally accepted accounting principles for a customer’s accounting for service contracts. This update is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. The Company has prospectively adopted this new standard as of January 1, 2016 and concluded that it does not have a material impact on its consolidated financial statements.

Not Yet Effective

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The core principle is that a company should recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. There are two transition methods available under the new standard, either modified retrospective (cumulative effect to retained earnings) or retrospective. These standards will be effective for the Company in the first quarter of 2018. Earlier adoption is permitted only for annual periods after December 15, 2016. We have completed the assessment phase of this ASU in 2016 and developed a project plan to guide the implementation phase. We are in the process of updating our accounting policy around revenue recognition, evaluating new disclosure requirements, and identifying and implementing appropriate changes to our business processes, systems and controls to support recognition and disclosure under the new standard. The Company plans to apply the modified retrospective approach when adopting ASU 2014-09 in the first quarter of 2018.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350). The amendments in this ASU simplify goodwill impairment testing by removing the requirement of Step 2 to determine the implied fair value of goodwill of a reporting unit which fails Step 1. The implication of this update results in the amount by which a carrying amount exceeds the reporting unit’s fair value to be recognized as an impairment charge in the interim or annual period identified. The standard is effective for public companies in the first calendar quarter of 2020 with early adoption permitted on a prospective basis. Management is currently assessing early adoption of this ASU. Management does not believe this pronouncement will have a material impact on its consolidated financial statements or existing accounting policies.

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740) Intra-Entity Transfers of Assets Other Than Inventory.” The ASU allows for an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Consequently, the amendments in this ASU eliminate the exception for an intra-entity transfer of an asset other than inventory. The standard will be effective for public companies in the first calendar quarter of 2018, with early adoption permitted and on a modified retrospective basis as of the beginning of the period of adoption. Management is currently assessing early adoption of this ASU and the impact of adoption on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments. This pronouncement provides clarification guidance on eight specific cash flow presentation issues that have developed due to diversity in practice. The issues include, but are not limited to, debt prepayment or extinguishment costs, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, and cash receipts from payments on beneficial interests in securitization transactions. The amendments in this ASU where practicable will be applied retrospectively. The standard will be effective for the Company in the first quarter of 2018. Earlier adoption is permitted. Management does not believe this pronouncement will have a material impact on its consolidated financial statements or existing accounting policies.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326) -Measurement of Credit Losses on Financial Instruments. The new standard requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. It replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. There are two transition methods available under the new standard dependent upon the type of financial instrument, either cumulative effect or prospective. The standard will be effective for the Company in the first quarter of 2020. Earlier adoption is permitted only for annual periods after December 15, 2018. Management is currently assessing the impact of adoption on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The Company will adopt this ASU during the first quarter of 2017 on a prospective basis. On a go forward basis, the ASU requires that entities recognize excess tax benefits and deficiencies related to employee share-based payment transactions as income tax expense and benefit versus additional paid in capital. This ASU also eliminates the requirement to reclassify excess tax benefits and deficiencies from operating activities to financing activities within the statement of cash flows.

In February 2016, the FASB issued ASU 2016-02, Leases (Subtopic 842). This ASU increases the transparency and comparability of organizations by recognizing lease assets and liabilities on the consolidated balance sheet and disclosing key quantitative and qualitative information about leasing arrangements. The principal difference from previous guidance is that the lease assets and lease liabilities arising from operating leases were not previously recognized in the consolidated balance sheet. The recognition, measurement, presentation and cash flows arising from a lease by a lessee have not significantly changed. This standard will be effective for the Company in the first quarter of 2019, with early adoption permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach, which includes a number of optional practical expedients that entities may elect to apply. Management is currently assessing the impact of adoption on its consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 amends various aspects of the recognition, measurement, presentation, and disclosure for financial instruments. With respect to the Company’s consolidated financial statements, the most significant impact relates to the accounting for equity investments. This standard will be effective for the Company in the first quarter of 2018. Early adoption is prohibited for those provisions that apply to the Company. Amendments should be applied by means of cumulative effect adjustment to the consolidated balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values including disclosure requirements should be applied prospectively to equity investments that exist as of the date of adoption of the ASU. Management is still assessing the impact of adoption on its consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which changes the measurement principle for inventory from the lower of cost or market to the lower of cost or net realizable value for entities that measure inventory using first-in, first-out (FIFO) or average cost. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This ASU is effective for the Company in the first quarter of 2017 and must be applied prospectively after the date of adoption. Adoption of this ASU is not material to the Company’s consolidated financial statements.
Note 3 Business Combinations and Divestitures
Acquisitions
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

The Company financed the Acquisition through a combination of cash on hand and borrowings of $3.25 billion (the “Indebtedness”), including the sale of 7.25% senior notes due 2022 in an aggregate principal amount of $1.05 billion and a credit agreement with various lenders that provided a term loan of $2.2 billion due 2021. See Note 9 Long-Term Debt. The consideration paid to MSI was 100% cash in the amount of $3.45 billion. During the year ended December 31, 2015, the Company paid additional consideration of $52 million to MSI, which included a $2 million opening cash adjustment and settlement of working capital adjustments.
Goodwill represents the consideration paid in excess of the fair value of the net tangible and intangible assets acquired. The Company paid this premium for a number of reasons, including acquiring an experienced workforce and enhanced technology capabilities as further described above.

The purchase price was allocated to identifiable tangible and intangible assets acquired and liabilities assumed based on their estimated fair values resulting in goodwill of $2.3 billion. See Note 4 Goodwill and Other Intangibles, net. Certain intangible assets including goodwill are denominated in foreign currency and, as such, include the effects of foreign currency translation.

Divestitures
On September 13, 2016, the Company entered into an Asset Purchase Agreement with Extreme Networks, Inc. to dispose of its wireless LAN (“WLAN”) business (“Divestiture Group”) for a gross purchase price of $55 million. The Company recorded net proceeds of $39 million as of December 31, 2016. Final working capital adjustments are expected to be completed in 2017.

In the third quarter of 2016, the Company incurred a non-cash pre-tax charge of $62 million related to the divestiture group consisting of impairments of goodwill for $32 million and other intangibles for $30 million and is shown separately on the Consolidated Statements of Operations. The sale price of the divestiture group was used as fair value in determining the impairment of the assets held for sale. Since the sales price of the divestiture group was less than its carrying value, the resulting loss was recorded as an impairment.
WLAN operating results are reported in the Enterprise segment through the closing date of the WLAN divestiture of October 28, 2016. Within the fiscal year ended December 31, 2016 Consolidated Statement of Operations, the Company generated revenue and gross profit from these assets of $78 million and $37 million, respectively.
On October 28, 2016, the Company completed the disposition of the Divestiture Group. There are no significant remaining assets or liabilities held on the Company’s Consolidated Balance Sheet related to the Divestiture Group as of December 31, 2016.

Note 4 Goodwill and Other Intangibles, net
Other Intangibles, net are as follows (in millions):

	December 31, 2016
	Gross Amount	Accumulated Amortization	Net Amount
Amortized intangible assets
Current technology	$24	$(21)	$3
Trade names	40	(40)	—
Unpatented technology	241	(146)	95
Patents and patent rights	238	(161)	77
Customer relationships	478	(173)	305
Total	$1,021	$(541)	$480
Amortization expense for the year ended December 31, 2016		$229

Estimated amortization expense:	Amount
For the year ended December 31, 2017	$181
For the year ended December 31, 2018	96
For the year ended December 31, 2019	83
For the year ended December 31, 2020	39
For the year ended December 31, 2021	37
Thereafter	44
Total	$480

	December 31, 2015
	Gross Amount	Accumulated Amortization	Net Amount
Amortized intangible assets
Current technology	$25	$(19)	$6
Trade names	40	(24)	16
Unpatented technology	270	(87)	183
Patent and patent rights	247	(99)	148
Customer relationships	517	(113)	404
Total	$1,099	$(342)	$757
Amortization expense for the year ended December 31, 2015		$251

Impairment of Other Intangible assets of $30 million was recorded during the third quarter of 2016 related to the wireless LAN business divestiture within the Enterprise segment.

Certain intangible assets including goodwill are denominated in foreign currency and, as such, include the effects of foreign currency translation. Foreign currency translation impacts to intangible assets and goodwill was less than one million dollars in fiscal 2016.
Changes in the net carrying value amount of goodwill were as follows (in millions):

Total
Goodwill as of December 31, 2014	$2,490
Opening balance sheet adjustments – Enterprise 2015	8
Foreign exchange impact	(8)
Goodwill as of December 31, 2015	2,490
Impairment charge – wireless LAN divestiture	(32)
Goodwill as of December 31, 2016	$2,458

As of December 31, 2016, goodwill totaled $2.3 billion for the Enterprise reportable segment and $154 million for the Legacy Zebra reportable segment.

Goodwill impairment of $32 million was recorded during the third quarter of 2016 related to the wireless LAN business divestiture within the Enterprise segment.

Our reporting units’ fair values exceeded their carrying amounts ranging from approximately 20% to more than 200%.

Note 5 Costs Associated with Exit and Restructuring
Total exit and restructuring charges of $65 million life-to-date specific to the Acquisition, including the sale of the Company's WLAN business, have been recorded through December 31, 2016: $15 million in the Legacy Zebra segment and $50 million in the Enterprise segment related to organizational design changes. See Note 3 Business Combinations and Divestitures for specific information regarding the Acquisition.

During the period ended December 31, 2016, the Company incurred exit and restructuring costs specific to the Acquisition as follows (in millions):

Type of Cost	Cumulative costs incurred through December 31, 2016	Costs incurred for the year ended December 31, 2016	Cumulative costs incurred through December 31, 2015
Severance, stay bonuses, and other employee-related expenses	$54	$17	$37
Obligations for future non-cancellable lease payments	11	2	9
Total	$65	$19	$46

Exit and restructuring charges for the year ended December 31, 2016 were $5 million and $14 million for the Legacy Zebra and the Enterprise segments, respectively. The Company expects remaining charges related to this program in 2017 to be in the range of $5 to $7 million.

A rollforward of the exit and restructuring accruals is as follows (in millions):

	Year Ended December 31,
	2016	2015
Balance at beginning of year	$15	$7
Charged to earnings	19	40
Cash paid	(22)	(32)
WLAN divestiture	(2)	—
Balance at the end of year	$10	$15

Liabilities related to exit and restructuring activities are included in the following accounts in the Consolidated Balance Sheets (in millions):

	December 31,
	2016	2015
Accrued liabilities	$7	$10
Other long-term liabilities	3	5
Total liabilities related to exit and restructuring activities	$10	$15

Settlement of the specified long-term balance will be completed by October 2023 due to the remaining obligation of non-cancellable lease payments associated with the exited facilities.
Note 6 Investments and Marketable Securities
Investments in marketable debt securities were classified based on intent and ability to sell investment securities. The Company’s available-for-sale securities were used to fund acquisitions and other operating needs and therefore could be sold prior to maturity.
Changes in the market value of available-for-sale securities were reflected in the accumulated other comprehensive income caption of stockholders’ equity in the Consolidated Balance Sheet. The securities were disposed of during fiscal 2015 and have been released from other comprehensive income. The accumulated changes in market value were transferred to investment income. On the Consolidated Statements of Cash Flows, changes in the balances of available-for-sale securities were shown as purchases, sales and maturities of investments and marketable securities under investing activities.
As of December 31, 2016 and 2015, there were no investments and marketable securities. For the years ended December 31, 2015 and 2014, changes in unrealized gains and losses on available-for-sale securities were immaterial.

Using the specific identification method, there were no proceeds in 2016 and $25 million and $644 million of proceeds in fiscal 2015 and 2014, respectively. There were no material realized gains or losses on the sales of available-for-sale securities for the fiscal years ended 2016, 2015, and 2014.

Note 7 Fair Value Measurements
Financial assets and liabilities are to be measured using inputs from three levels of the fair value hierarchy in accordance with ASC Topic 820, Fair Value Measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into the following three broad levels:

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
Financial assets and liabilities carried at fair value as of December 31, 2016, are classified below (in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange contracts(1)	$11	$12	$—	$23
Money market investments related to the deferred compensation plan	11	—	—	11
Total Assets at fair value	$22	$12	$—	$34
Liabilities:
Forward interest rate swap contracts(2)	$—	$27	$—	$27
Liabilities related to the deferred compensation plan	11	—	—	11
Total Liabilities at fair value	$11	$27	$—	$38

Financial assets and liabilities carried at fair value as of December 31, 2015, are classified below (in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange contracts(1)	$6	$1	$—	$7
Money market investments related to the deferred compensation plan	9	—	—	9
Total Assets at fair value	$15	$1	$—	$16
Liabilities:
Forward interest rate swap contracts(2)	$—	$26	$—	$26
Liabilities related to the deferred compensation plan	9	—	—	9
Total Liabilities at fair value	$9	$26	$—	$35

(1)	The fair value of foreign exchange contracts is calculated as follows:

a.	Fair value of a collar or put option contract associated with forecasted sales hedges is calculated using bid and ask rates for similar contracts.

b.	Fair value of regular forward contracts associated with forecasted sales hedges is calculated using the period-end exchange rate adjusted for current forward points.

c.
Fair value of hedges against net assets is calculated at the period end exchange rate adjusted for current forward points unless the hedge has been traded but not settled at period end (Level 2). If this is the case, the fair value is calculated at the rate at which the hedge is being settled (Level 1). As a result, transfers from Level 2 to Level 1 of the fair value hierarchy totaled $11 million and $6 million as of December 31, 2016 and 2015, respectively.

(2)
The fair value of forward interest rate swap contracts is based upon a valuation model that uses relevant observable market inputs at the quoted intervals, such as forward yield curves, and is adjusted for the Company’s own credit risk and the interest rate swap terms. See gross balance reporting in Note 8 Derivative Instruments.

Note 8 Derivative Instruments
In the normal course of business, the Company is exposed to global market risks, including the effects of changes in foreign currency exchange rates and interest rates. The Company uses derivative instruments to manage its exposure to such risks and may elect to designate certain derivatives as hedging instruments under ASC 815, Derivatives and Hedging. The Company formally documents all relationships between designated hedging instruments and hedged items as well as its risk management objectives and strategies for undertaking the hedge transactions. The Company does not hold or issue derivatives for trading or speculative purposes.
In accordance with ASC 815, Derivative and Hedging, the Company recognizes derivative instruments as either assets or liabilities on the consolidated balance sheet and measures them at fair value. The following table presents the fair value of its derivative instruments (in millions):

	Asset (Liability) Derivatives
	Balance Sheet Classification	Fair Value
		December 31
		2016	2015
Derivative instruments designated as hedges:
Foreign exchange contracts	Prepaid expenses and other current assets	$12	$2
Forward interest rate swaps	Accrued liabilities	(3)	(1)
Forward interest rate swaps	Other long-term liabilities	(13)	(14)
Total derivative instruments designated as hedges		$(4)	$(13)

Derivative instruments not designated as hedges:
Foreign exchange contracts	Prepaid expenses and other current assets	$11	$5
Forward interest rate swaps	Accrued liabilities	(1)	(2)
Forward interest rate swaps	Other long-term liabilities	(10)	(9)
Total derivative instruments not designated as hedges		—	(6)
Total Net Derivative Liability		$(4)	$(19)
See also Note 7 Fair Value Measurements.
The following table presents the gains (losses) from changes in fair values of derivatives that are not designated as hedges (in millions):

	Gain (Loss) Recognized in Income
		Year Ended December 31,
	Statement of Operations Classification	2016	2015	2014
Derivative instruments not designated as hedges:
Foreign exchange contracts	Foreign exchange gain	$5	$11	$6
Forward interest rate swaps	Interest expense, net	—	4	(5)
Total gain recognized in income		$5	$15	$1

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

The Company manages the exchange rate risk of anticipated euro denominated sales using put options, forward contracts, and participating forwards, all of which typically mature within twelve months of execution. The Company designates these derivative contracts as cash flow hedges. Gains and losses on these contracts are deferred in accumulated other comprehensive loss until the contract is settled and the hedged sale is realized. The gain or loss is then reported as an increase or decrease to net sales. As of December 31, 2016 and 2015, the notional amounts of the Company’s foreign exchange cash flow hedges were €341 million and €193 million, respectively. At the end of the fourth quarter of 2015, the Company expanded its hedging activities to manage the exposure from the Enterprise segment related to fluctuations of foreign currency exchange rates. The impact is reflected in the consolidated statements of comprehensive loss. The Company has reviewed cash flow hedges for effectiveness and determined they are highly effective.

The Company uses forward contracts, which are not designated as hedging instruments, to manage its exposures related to its Brazilian real, British pound, Canadian dollar, Czech koruna, euro, Malaysian ringgit, Australian dollar, Swedish krona, Japanese yen and Singapore dollars denominated net assets. These forward contracts typically mature within three months after execution. Monetary gains and losses on these forward contracts are recorded in income each quarter and are generally offset by the foreign exchange gains and losses related to their net asset positions. The notional values of these outstanding contracts are as follows:

	December 31,
	2016		2015
Notional balance of outstanding contracts (in millions):
British pound/US dollar		£3		£5
euro/US dollar		€148		€133
British pound/euro		£8		£7
Canadian dollar/US dollar		$13		$5
Czech koruna/US dollar	Kč	147	Kč	140
Brazilian real/US dollar	R$	56	R$	28
Malaysian ringgit/US dollar	RM	16	RM	13
Australian dollar/US dollar		$50		$—
Swedish krona/US dollar	kr	7	kr	—
Japanese yen/US dollar		¥48		¥—
Singapore dollar/US dollar	S$	15	S$	—
Net fair value of outstanding contracts (in millions)		$11		$1
Interest Rate Risk Management
In October 2014, the Company entered into a credit agreement, which provides for a term loan (“Term Loan”) of $2.2 billion and a revolving credit facility (“Revolving Credit Facility”) of $250 million. See Note 9 Long-Term Debt. Borrowings under the Term Loan bear interest at a variable rate plus an applicable margin. As a result, the Company is exposed to market risk associated with the variable interest rate payments on the Term Loan. The Company has entered into forward interest rate swaps to hedge a portion of this interest rate risk.

Upon receiving a commitment in June 2014 for the Term Loan, the Company entered into floating-to-fixed forward interest rate swaps. In July 2014, these swaps were designated as cash flow hedges of interest rate exposure associated with variability in future cash flows on this variable rate loan commitment. Upon funding in October 2014, the Company terminated these swaps and discontinued hedge accounting treatment. The change in fair value of the terminated swaps which had been included in other comprehensive (loss) income up to termination will continue to be amortized to interest expense, net as the interest payments under the Term Loan affect earnings. The Company then issued new floating-to-fixed forward interest rate swaps to a syndicated group of commercial banks. These swaps were not designated as hedges and the changes in fair value are recognized in interest expense, net. To offset this impact to earnings, the Company, in November 2014, entered into fixed-to-floating forward interest rate swaps, which were also not designated in a hedging relationship and thus the changes in the fair value are recognized in interest expense, net. At the same time, the Company entered into additional floating-to-fixed interest rate swaps and designated them as cash flow hedges for hedge accounting treatment.

The changes in fair value of the swaps designated as cash flow hedges are recognized in accumulated other comprehensive loss, with any ineffectiveness immediately recognized in earnings. At December 31, 2016, the Company estimated that approximately $10 million in losses on the forward interest rate swaps designated as cash flow hedges will be reclassified from accumulated other comprehensive loss into earnings during the next four quarters.

The Company’s master netting and other similar arrangements with the respective counterparties allow for net settlement under certain conditions, which are designed to reduce credit risk by permitting net settlement with the same counterparty. The following table presents the gross fair values and related offsetting counterparty fair values as well as the net fair value amounts at December 31, 2016 (in millions):

	Gross Fair Value	Counterparty Offsetting	Net Fair Value in the Consolidated Balance Sheets
Counterparty A	$12	$6	$6
Counterparty B	4	2	2
Counterparty C	4	1	3
Counterparty D	9	3	6
Counterparty E	4	2	2
Counterparty F	4	2	2
Counterparty G	6	—	6
Total	$43	$16	$27

The notional amount of the designated interest rate swaps effective in each year of the cash flow hedge relationships does not exceed the principal amount of the Term Loan, which is hedged. The Company has reviewed the interest rate swap hedges for effectiveness and determined they are 100% effective.

The interest rate swaps have the following notional amounts per year (in millions):

Year 2017	$697
Year 2018	544
Year 2019	544
Year 2020	272
Year 2021	272
Notional balance of outstanding contracts	$2,329

Note 9 Long-Term Debt
The following table summarizes the carrying value of the Company’s debt (in millions):

	December 31,
	2016	2015
Senior Notes	$1,050	$1,050
Term Loan	1,653	2,035
Less: debt issuance costs	(22)	(26)
Less: unamortized discounts	(33)	(47)
Total outstanding debt	$2,648	$3,012

At December 31, 2016, the future maturities of long-term debt, excluding debt discounts and issuance costs, consisted of the following (in millions):

2017	$—
2018	—
2019	—
2020	—
2021	1,653
Thereafter	1,050
Total maturities of long-term debt	$2,703
The estimated fair value of our long-term debt approximated $2.8 billion at December 31, 2016 and $3.1 billion at December 31, 2015. These fair value amounts represent the estimated value at which the Company’s lenders could trade its debt within the financial markets and does not represent the settlement value of these long-term debt liabilities to the Company. The fair value of the long-term debt will continue to vary each period based on fluctuations in market interest rates, as well as changes to the Company’s credit ratings. This methodology resulted in a Level 2 classification in the fair value hierarchy.

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

Credit Facilities
On October 27, 2014, the Company entered into a new credit agreement which provides for a term loan of $2.2 billion (“Term Loan”) and a revolving credit facility of $250 million (“Revolving Credit Facility”). On June 2, 2016, the Company entered into the first amendment to the credit agreement (the “Refinancing Amendment 1”). The Refinancing Amendment 1 lowered the index rate spread for LIBOR loans from LIBOR + 400 bp to LIBOR + 325 bp. In accounting for the amendment, the Company applied the provisions of ASC 470-50, Modifications and Extinguishments. The evaluation of the accounting was done on a creditor by creditor basis in order to determine if the terms of the debt were substantially different and, as a result, whether to apply modification or extinguishment accounting. As a result, the Company recorded a one-time $2.7 million expense in the second quarter of 2016, primarily related to costs incurred with third parties for arranger, legal and other services and the loss incurred on the extinguished debt. These expenses are reflected as non-operating expenses within the consolidated statement of operations. Additionally, the Company paid $4.9 million to the creditors in exchange for the modification and reported it as debt discount which is being amortizing over the life of the modified debt using the interest method. Borrowings under the modified Term Loan bear interest at a variable rate subject to a floor of 4.00%.

On December 6, 2016, the Company entered into the second amendment to our existing credit agreement dated as of October 27, 2014 (the “Refinancing Amendment 2”). The Refinancing Amendment 2 lowered the index rate spread for LIBOR loans from LIBOR + 325 bp to LIBOR + 250 bp. Similar to Refinancing Amendment 1, the Company applied the provisions of ASC 470-50. As a result of the December 6, 2016 refinancing transaction, the Company recorded a one-time $1.7 million expense, primarily related to costs incurred with third parties for arranger, legal and other services and the loss incurred on the modified debt. These expenses are reflected as non-operating expenses within the Consolidated Statements of Operations. The Company had no costs due to creditors associated with fees for the modification.

As of December 31, 2016, the Term Loan interest rate was 3.45%. Interest payments are payable quarterly. The Company has entered into interest rate swaps to manage interest rate risk on its long-term debt. See Note 8 Derivative Instruments for further details.

The credit agreement requires the Company to prepay the Term Loan and Revolving Credit Facility, under certain circumstances or transactions defined in the credit agreement. Also, the Company may make optional prepayments against the Term Loan, in whole or in part, without premium or penalty. The Company made optional principal prepayments of $382 million in 2016. In January and February 2017, the Company made total additional optional principal prepayments of $20 million. Unless satisfied by further optional prepayments, the Company is required to make a scheduled principal payment of $1.7 billion due on October 27, 2021.
The Revolving Credit Facility is available for working capital and other general corporate purposes including letters of credit. The amount (including letters of credit) cannot exceed $250 million. As of December 31, 2016, the Company established letters of credit totaling $4 million, which reduced funds available for other borrowings under the agreement to $246 million. The Revolving Credit Facility will mature and the related commitments will terminate on October 27, 2019.
Borrowings under the Revolving Credit Facility bear interest at a variable rate plus an applicable margin. As of December 31, 2016, the Revolving Credit Facility interest rate was 3.50%. Interest payments are payable quarterly. As of December 31, 2016 and December 31, 2015, the Company did not have any borrowings against the Revolving Credit Facility.
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
On December 31, 2016, the Company was in compliance with all covenants.
Debt issuance costs of $22 million were recorded as of December 31, 2016; $17 million relates to the Senior Notes, $1 million relates to the Term Loan, and $4 million relates to the Revolver. These costs are amortized over 8, 7 and 5 years, respectively.

Note 10 Lease Commitments
Leases. Minimum future obligations under all non-cancelable operating leases as of December 31, 2016 are as follows (in millions):

Payments Due By Period
2017	$30
2018	25
2019	21
2020	16
2021	10
Thereafter	38
Total minimum lease obligations	$140
Rent expenses associated with our operating leases were included in our Consolidated Statements of Operations as follows (in millions):

	Year Ended December 31,
	2016	2015	2014
Rent expense	$39	$45	$21

The operating lease information includes a variety of properties around the world. These properties are used as manufacturing facilities, distribution centers and sales offices. Lease terms range from 1 year to 15 years with break periods specified in the lease agreements.

Note 11 Contingencies
The Company is subject to a variety of investigations, claims, suits, and other legal proceedings that arise from time to time in the ordinary course of business, including but not limited to, intellectual property, employment, tort, and breach of contract matters. The Company currently believes that the outcomes of such proceedings, individually and in the aggregate, will not have a material adverse impact on its business, cash flows, financial position, or results of operations. Any legal proceedings are subject to inherent uncertainties, and the Company’s view of these matters and its potential effects may change in the future.

In connection with the acquisition of the Enterprise business from Motorola Solutions, Inc., the Company acquired Symbol Technologies, Inc., a subsidiary of Motorola Solutions (“Symbol”). A putative federal class action lawsuit, Waring v. Symbol Technologies, Inc., et al., was filed on August 16, 2005 against Symbol Technologies, Inc. and two of its former officers in the United States District Court for the Eastern District of New York by Robert Waring. After the filing of the Waring action, several additional purported class actions were filed against Symbol and the same former officers making substantially similar allegations (collectively, the New Class Actions”). The Waring action and the New Class Actions were consolidated for all purposes and on April 26, 2006, the Court appointed the Iron Workers Local # 580 Pension Fund as lead plaintiff and approved its retention of lead counsel on behalf of the putative class. On August 30, 2006, the lead plaintiff filed a Consolidated Amended Class Action Complaint (the “Amended Complaint”), and named additional former officers and directors of Symbol as defendants. The lead plaintiff alleges that the defendants misrepresented the effectiveness of Symbol’s internal controls and forecasting processes, and that, as a result, all of the defendants violated Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and the individual defendants violated Section 20(a) of the Exchange Act. The lead plaintiff alleges that it was damaged by the decline in the price of Symbol’s stock following certain purported corrective disclosures and seeks unspecified damages. The court has certified a class of investors that includes those that purchased Symbol common stock between March 12, 2004 and August 1, 2005. The parties have substantially completed fact and expert discovery. However, there are certain discovery motions pending that could, if granted, reopen fact discovery. The court has held in abeyance all other deadlines, including the deadline for the filing of dispositive motions, and has not set a date for trial. The current lead Directors and Officers (“D&O”) insurer continues to maintain its position of not agreeing to reimburse defense costs incurred by the Company in connection with this matter, and the Company disputes the position taken by the current D&O insurer.

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

Note 12 Share-Based Compensation
The Zebra Technologies Corporation Long-Term Incentive Plan (“2015 Plan”) which became effective in fiscal 2015, provides for incentive compensations to the Company’s non-employee directors, officers and employees. The awards available under the 2015 Plan include Stock Appreciation Rights (“SARs”), Restricted Stock Awards (“RSAs”), Performance Share Awards (“PSAs”), Cash-settled Stock Appreciation Rights (“CSRs”), Restricted Stock Units (“RSUs”), and Performance Stock Units (“PSUs”). Non-qualified stock options were available under the 2006 Long-Term Incentive Plan (“2006 Plan”). Non-qualified stock options are no longer granted under the 2015 Plan. A total of 4.0 million shares became available for delivery under the 2015 Plan.

A summary of the equity awards authorized and available for future grants under the 2015 Plan is as follows:

Available for future grants at December 31, 2015	3,430,707
Newly authorized options	—
Granted	(1,204,214)
Cancellation and forfeitures	—
Plan termination	—
Available for future grants at December 31, 2016	2,226,493

Pre-tax share-based compensation expense recognized in the statements of operations was $28 million, $33 million, and $20 million for the years ended December 31, 2016, 2015 and 2014, respectively. Tax related benefits of $9 million, $11 million and $7 million were also recognized for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016 total unearned compensation costs related to the Company’s share-based compensation plans was $47 million, which will be amortized over the weighted average remaining service period of 2.3 years.

Stock Appreciation Rights (“SARs”)
A summary of the Company’s SARs outstanding under the 2015 Plan is as follows:

	2016		2015		2014
Stock Awards	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of period	1,397,611	$56.78	1,292,142	$42.20	1,402,784	$36.36
Granted	627,971	52.13	332,159	107.31	195,560	74.59
Exercised	(160,946)	35.37	(179,702)	40.71	(267,077)	34.03
Forfeited	(115,215)	65.74	(45,441)	75.26	(38,738)	50.57
Expired	(8,635)	88.65	(1,547)	47.11	(387)	46.07
Outstanding at end of period	1,740,786	$56.15	1,397,611	$56.78	1,292,142	$42.20
Exercisable at end of period	828,754	$45.14	736,075	$35.90	586,344	$33.03

The fair value of share-based compensation is estimated on the date of grant using a binomial model. Volatility is based on an average of the implied volatility in the open market and the annualized volatility of the Company’s stock price over its entire stock history. Grants in the table below include SARs that will be settled in the Class A common stock or cash.

The following table shows the weighted-average assumptions used for grants of SARs, as well as the fair value of the grants based on those assumptions:

	2016	2015	2014
Expected dividend yield	0%	0%	0%
Forfeiture rate	9.01%	10.24%	10.32%
Volatility	43.14%	33.98%	34.92%
Risk free interest rate	1.29%	1.53%	1.73%
Range of interest rates	0.25%-1.75%	0.02% - 2.14%	0.02% - 2.61%
Expected weighted-average life	5.33	5.32	5.36
Fair value of SARs granted (in millions)	$13	$12	$5
Weighted-average grant date fair value of SARs granted (per underlying share)	$20.18	$35.00	$24.98

The following table summarizes information about SARs outstanding at December 31, 2016:

	Outstanding	Exercisable
Aggregate intrinsic value - (in millions)	$28	$20
Weighted-average remaining contractual term	7.0	5.0

The intrinsic value for SARs exercised in fiscal 2016, 2015 and 2014 was $6 million, $11 million and $11 million, respectively. The total fair value of SARs vested in fiscal 2016, 2015 and 2014 was $3 million, $8 million and $9 million, respectively.

Cash received from the exercise of SARs in fiscal 2016 was $6 million compared to $7 million in the prior year. The related tax benefit realized was $1 million in fiscal 2016 compared to $3 million in the prior year.

The Company’s SARs are expensed over the vesting period of the related award, which is typically 4 years.

Non-qualified Stock Options
A summary of the Company’s options outstanding under the 2006 Plan is as follows:

	2016		2015		2014
Non-qualified Options	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	204,434	$36.66	415,960	$40.19	956,502	$42.77
Granted	—	—	—	—	—	—
Exercised	(47,393)	38.60	(209,976)	43.53	(540,542)	44.76
Forfeited	—	—	—	—	—	—
Expired	(2,490)	43.35	(1,550)	51.62	—	—
Outstanding at end of year	154,551	$35.96	204,434	$36.66	415,960	$40.19
Exercisable at end of year	154,551	$35.96	204,434	$36.66	415,960	$40.19

The following table summarizes information about non-qualified stock options outstanding at December 31, 2016:

	Outstanding	Exercisable
Aggregate intrinsic value - (in millions)	$4	$4
Weighted-average remaining contractual term	1.32	1.32

There were no non-qualified stock options issued during the 12 months ended December 31, 2016.

The intrinsic value for non-qualified options exercised in fiscal 2016, 2015 and 2014 was $2 million, $10 million and $15 million, respectively. There were no non-qualified options vested in fiscal 2016, 2015, and 2014.

Cash received from the exercise of non-qualified options in fiscal 2016 was $2 million compared to $9 million in the prior year. The related tax benefit realized was less than $1 million in fiscal 2016 compared to $2 million in the prior year.

Employee Stock Purchase Plan
The Zebra Technologies Corporation 2011 Employee Stock Purchase Plan (“2011 Plan”) which became effective in fiscal 2011, and the 2011 Plan permits eligible employees to purchase common stock at 95% of the fair market value at the date of purchase. Employees may make purchases by cash or payroll deductions up to certain limits. The aggregate number of shares that may be purchased under this plan is 1.5 million. At December 31, 2016, 1 million shares were available for future purchase.

Restricted Stock Awards (“RSAs”) and Performance Share Awards (“PSAs”)
The Company’s restricted stock grants consist of time-vested restricted stock awards (“RSAs”) and performance vested restricted stock awards (“PSAs”). The RSAs and PSAs vest at each vesting date subject to restrictions such as continuous employment except in certain cases as set forth in each stock agreement. The Company’s restricted stock awards are expensed over the vesting period of the related award, which is typically 3 years. Some awards, including those granted annually to non-employee directors as an equity retainer fee, were vested upon grant. Compensation cost is calculated as the market date fair value on grant date multiplied by the number of shares granted.

A summary of information relative to the Company’s restricted stock awards is as follows:

	2016		2015		2014
Restricted Stock Awards	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of year	566,447	$77.68	691,621	$60.06	435,377	$40.92
Granted	389,193	51.93	185,782	107.17	423,644	73.42
Released	(275,229)	59.39	(253,801)	51.95	(153,200)	43.16
Forfeited	(57,597)	70.50	(57,155)	75.11	(14,200)	54.08
Outstanding at end of year	622,814	$70.19	566,447	$77.68	691,621	$60.06

The fair value of each performance award granted includes assumptions around the Company’s performance goals. A summary of information relative to the Company’s performance awards is as follows:

	2016		2015		2014
Performance Share Awards	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of year	332,630	$73.40	374,180	$61.53	195,159	$42.25
Granted	172,024	51.01	106,411	75.77	233,111	73.00
Released	(111,325)	46.58	(120,000)	38.67	(33,535)	41.45
Forfeited	(14,103)	75.73	(27,961)	73.45	(20,555)	41.45
Outstanding at end of year	379,226	$70.14	332,630	$73.40	374,180	$61.53

Other Award Types
The Company also has cash-settled compensation awards including Cash-settled Stock Appreciation Rights (“CSRs”), Restricted Stock Units (“RSUs”), and Performance Stock Units (“PSUs”) (the “Awards”) that are expensed over the vesting period of the related award, which is not more than 4 years. Compensation cost is calculated at the market date fair value on grant date multiplied by the number of share-equivalents granted and the fair value is remeasured at the end of each reporting period. Share-based liabilities paid for these awards was $0.8 million in 2016 compared to $0.9 million in 2015. Share-equivalents issued under these programs totaled 95,210, 11,618 and 52,416 in fiscal 2016, 2015, and 2014, respectively.

The Company also issues stock awards to nonemployee directors. Each director receives an equity grant of shares every year during the month of May. The number of shares granted to each director is determined by dividing the value of the annual grant by the price of a share of common stock. In fiscal 2016, there were 25,088 shares granted to nonemployee directors compared to 9,194 shares and 12,953 shares in fiscal 2015 and 2014, respectively. New directors in any fiscal year earned a prorated amount. The shares vest immediately upon the grant date.
Note 13 Income Taxes
The geographical sources of (loss) income before income taxes were as follows (in millions):

		Year Ended December 31,
	2016	2015	2014
United States	$(120)	$(288)	$(122)
Outside United States	(9)	108	139
Total	$(129)	$(180)	$17
Income tax expense (benefit) consists of the following (in millions):

		Year Ended December 31,
	2016	2015	2014
Current:
Federal	$14	$84	$6
State	6	4	4
Foreign	31	32	19
Total current	51	120	29
Deferred:
Federal	(31)	(117)	(38)
State	(6)	(24)	(5)
Foreign	(6)	(1)	(1)
Total deferred	(43)	(142)	(44)
Total expense (benefit)	$8	$(22)	$(15)

The Company recognized a tax expense of $8 million for the year ended December 31, 2016 compared to a tax benefit of $22 million for the year ended December 31, 2015. The Company’s effective tax rates were (6.2)% and 12.2% as of December 31,

2016 and December 31, 2015, respectively. The Company’s effective tax rate was lower than the federal statutory rate of 35% primarily due to the following items:

	Year Ended December 31,
	2016	2015	2014
Provision computed at statutory rate	35.0%	35.0%	35.0%
State income tax, net of federal tax benefit	(1.0)	1.1	(5.9)
Foreign rate differential	(16.0)	13.9	(176.5)
Change in valuation allowance	(1.0)	(8.3)	17.6
US impact of Enterprise acquisition	(14.1)	(26.7)	41.2
Return to provision and other true ups	(3.7)	0.0	(17.6)
Tax credits	9.5	6.1	(17.6)
Foreign earnings subject to US taxation	(6.6)	(3.9)	17.6
Change in contingent income tax reserves	(1.6)	(3.3)	17.6
Other	(6.7)	(1.7)	0.0
Provision for income taxes	(6.2)%	12.2%	(88.6)%

Tax effects of temporary differences that resulted in deferred tax assets and liabilities are as follows (in millions):

	December 31,
	2016	2015
Deferred tax assets:
Capitalized research expenditures	$58	$46
Deferred revenue	57	59
Tax credits	33	32
Net operating loss carryforwards	35	65
Other accruals	35	47
Inventory items	27	27
Capitalized software costs	25	43
Sales return/rebate reserve	23	22
Share-based compensation expense	15	15
Accrued bonus	11	16
Unrealized gains and losses on securities and investments	4	10
Valuation allowance	(47)	(48)
Total deferred tax assets	276	334
Deferred tax liabilities:
Unrealized loss on other investments	—	—
Depreciation and amortization	165	265
Undistributed earnings	1	—
Total deferred tax liabilities	$166	$265
At December 31, 2016, the Company has approximately $35 million (tax effected) of net operating losses (“NOLs”) and approximately $33 million (tax effected) of credit carryforwards. Approximately $29 million of NOLs will expire beginning in 2033 thru 2037, and $25 million of credits will expire beginning in 2023 thru 2032. The remaining $6 million of NOLs and $8 million of credits will begin to expire in 2021.

The Company earns a significant amount of our operating income outside of the U.S. As of year ended December 31, 2016, the Company has recorded a deferred tax liability of $0.5 million for foreign withholding taxes related to unremitted earnings not expected to be indefinitely reinvested in its foreign subsidiaries. However, it remains the Company’s policy to consider foreign earnings and profits to be indefinitely reinvested with respect to the U.S. For the years ended December 31, 2016 and 2015, the Company has not recognized deferred tax liabilities in the U.S. for unremitted earnings of approximately $797 million and $720 million, respectively. It is not practicable to determine the amount of unrecognized deferred tax liabilities on these indefinitely reinvested earnings.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	Year ended December 31,
	2016	2015
Balance at beginning of year	$40	$19
Additions for tax positions related to the current year	2	6
Additions for tax positions related to prior years	2	18
Reductions for tax positions related to prior years	(2)	(2)
Settlements for tax positions	-	(1)
Balance at end of year	$42	$40
At December 31, 2016 and December 31, 2015, there are $40 million and $36 million of unrecognized tax benefits that if recognized would affect the annual effective tax rate. The Company anticipates that it is reasonably possible that $18 million of unrecognized tax benefits may reverse in 2017, due to settlements with the tax authorities. The Company is currently undergoing audits of the 2013 through 2015 U.S. federal income tax returns. The Company is engaged in an inquiry from the UK HM Revenue and Customs for the years 2012 and 2014. The tax years 2004 through 2016 remain open to examination by multiple foreign and US state taxing jurisdictions. Due to uncertainties in any tax audit outcome, the Company’s estimates of the ultimate settlement of uncertain tax positions may change and the actual tax benefits may differ significantly from the estimates.

The Company recognized $1 million of interest and/or penalties related to income tax matters as part of income tax expense for the year ended December 31, 2016. The Company accrued $4 million and $3 million of interest and penalties accrued in the Consolidated Balance Sheets as of December 31, 2016 and 2015.

Note 14 Earnings (Loss) Per Share
Earnings (loss) per share were computed as follows (dollars in millions, except share data):

	Year Ended December 31,
	2016	2015	2014
Weighted average shares:
Basic weighted average shares outstanding	51,579,112	50,996,297	50,789,173
Effect of dilutive securities outstanding	—	—	590,525
Diluted weighted average and equivalent shares outstanding	51,579,112	50,996,297	51,379,698

Net (loss) income	$(137)	$(158)	$32

Basic per share amounts:
Basic weighted average shares outstanding	51,579,112	50,996,297	50,789,173
Per share amount	$(2.65)	$(3.10)	$0.64
Diluted per share amounts:
Diluted weighted average and equivalent shares outstanding	51,579,112	50,996,297	51,379,698
Per share amount	$(2.65)	$(3.10)	$0.63

Anti-dilutive securities consist primarily of stock appreciation rights (“SARs”) with an exercise price greater than the average market closing price of the Class A common stock.

Due to net losses in the periods ended December 31, 2016 and December 31, 2015, options, awards and warrants were anti-dilutive and therefore excluded from the diluted earnings per share calculation in the respective fiscal year ends. For 2014, options and awards were included in the diluted earnings per share calculation. The anti-dilutive shares are as follows:

	Year Ended December 31,
	2016	2015	2014
Anti-dilutive shares	1,391,567	1,421,506	175,902

Note 15 Accumulated Other Comprehensive (Loss) Income
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

•
Foreign currency translation adjustment relates to the Company’s non-U.S. subsidiary companies that have been designated a functional currency other than the U.S. dollar. The Company is required to translate the subsidiary functional currency financial statements to dollars using a combination of historical, period-end, and average foreign exchange rates. This combination of rates creates the foreign currency translation adjustment component of other comprehensive (loss) income.

The components of accumulated other comprehensive (loss) income (“AOCI”) for each of the three years ended December 31 are as follows (in millions):

	Unrealized gains (losses) on sales hedging	Unrealized gains (losses) on forward interest rate swaps	Foreign Currency Translation Adjustments	Total
Balance at December 31, 2013	$(2)	$—	$(7)	$(9)
Other comprehensive (loss) income before reclassifications	8	(12)	1	(3)
Amounts reclassified from AOCI	1	—	—	1
Tax benefit (expense)	(2)	4	—	2
Other comprehensive income (loss)	7	(8)	1	—
Balance at December 31, 2014	5	(8)	(6)	(9)
Other comprehensive (loss) income before reclassifications	7	(12)	(11)	(16)
Amounts reclassified from AOCI	(15)	1	(15)	(29)
Tax benefit (expense)	2	4	—	6
Other comprehensive (loss) income	(6)	(7)	(26)	(39)
Balance at December 31, 2015	(1)	(15)	(32)	(48)
Other comprehensive (loss) income before reclassifications	1	(1)	(4)	(4)
Amounts reclassified from AOCI	7	2	—	9
Tax benefit (expense)	(1)	(1)	—	(2)
Other comprehensive (loss) income	7	—	(4)	3
Balance at December 31, 2016	$6	$(15)	$(36)	$(45)

Reclassification out of AOCI to earnings were as follows (in millions):

		Year Ended December 31,
Comprehensive Income Components	Financial Statement Line Item	2016	2015	2014
Unrealized gain (loss) on sales hedging:
Total before tax	Net sales of tangible products	$(7)	$15	$(1)
Tax benefit (expense)		1	(3)	—
Net of taxes		(6)	12	(1)
Unrealized gain (loss) on forward interest rate swaps:
Total before tax	Interest expense, net	(2)	(1)	—
Tax benefit (expense)		1	—	—
Net of taxes		(1)	(1)	—
Foreign Currency Translation	Foreign exchange loss	—	15	—
Total amounts reclassified from AOCI		$(7)	$26	$(1)

Note 16 Segment Information and Geographic Data
The segment information reflects the operating results of the Company’s business segments. The Company has two reportable segments; Legacy Zebra and Enterprise.

•	The Legacy Zebra segment consists of barcode and card printing, location solutions, supplies, and services

•	The Enterprise segment consists of mobile computing, data capture, and RFID

The operating segments have been identified based on the financial data utilized by the Company’s Chief Executive Officer (the chief operating decision maker) to assess segment performance and allocate resources between the Company’s segments. The chief operating decision maker uses adjusted operating income to evaluate segment profitability.

The accounting policies of the segments are in accordance with Note 2 Summary of Significant Accounting Policies. The chief operating decision maker does not use total assets by segment to make decisions regarding resources, therefore the total asset disclosure by segment has not been included.

Financial information by segment is presented as follows (in millions):

	Year Ended December 31,
	2016	2015	2014(3)
Net sales:
Legacy Zebra	$1,247	$1,286	$1,195
Enterprise	2,337	2,380	482
Total segment net sales	3,584	3,666	1,677
Corporate, eliminations(1)	(10)	(16)	(6)
Total	$3,574	$3,650	$1,671
Operating income:
Legacy Zebra	$240	$258	$238
Enterprise	286	236	65
Total segment operating income	526	494	303
Corporate, eliminations(2)	(446)	(457)	(214)
Total	$80	$37	$89

(1)	Amounts included in Corporate, eliminations consist of purchase accounting adjustments related to the Acquisition.

(2)
Amounts included in Corporate, eliminations consist of purchase accounting adjustments not reported in segments; amortization of intangible assets, acquisition/integration costs, impairment of goodwill and other intangibles, and exit and restructuring costs.

(3)
The businesses included in our Enterprise segment were acquired as part of the Acquisition. The Enterprise segment’s results, including the increases in net sales, gross profit, operating expenses, and operating income, for the year ended December 31, 2014 was primarily related to the Acquisition. Accordingly, the results for this segment for the year ended December 31, 2014 include only two months (November and December 2014).

Information regarding the Company’s operations by geographic area is contained in the following table. These amounts are reported in the geographic area of the destination of the final sale. We manage our business based on regions rather than by individual countries.

Geographic data for sales is as follows (in millions):

	Year Ended December 31,
	2016	2015	2014(1)
Europe, Middle East, and Africa	$1,138	$1,194	$583
Latin America	214	219	135
Asia-Pacific	483	463	216
Total International	1,835	1,876	934
North America	1,739	1,774	737
Total Net sales	$3,574	$3,650	$1,671

Geographic data for long-lived assets, defined as property, plant and equipment is as follows (in millions):

	Year Ended December 31,
	2016	2015	2014(1)
Europe, Middle East, and Africa	$13	$10	$10
Latin America	3	3	2
Asia-Pacific	9	10	5
Total International	25	23	17
North America	267	275	238
Total long-lived assets	$292	$298	$255

Net sales by country that are greater than 10% of total net sales are as follows (in millions):

	Year Ended December 31,
	2016	2015	2014(1)
United States	$1,950	$2,045	$875
United Kingdom	1,065	1,102	558
Singapore	362	175	155
Other	197	328	83
Total	$3,574	$3,650	$1,671

Net sales by country are determined by the country from where the products are invoiced when they leave the Company’s warehouse. Generally, our United States sales company serves North America and Latin America; United Kingdom sales company serves Europe, Middle East, and Africa; and our Singapore sales company serves Asia-Pacific.

Long-lived assets, which were predominately located in the United States, were 91.4%, 87.0% and 89.6% of total long-lived assets as of December 31, 2016, 2015, and 2014, respectively.

Net sales by major product category are as follows (in millions):

	Year Ended December 31,
	2016	2015	2014(1)
Hardware	$2,778	$2,863	$1,234
Supplies	278	268	265
Services and Software	518	519	172
Total	$3,574	$3,650	$1,671

Our net sales to significant customers as a percentage of the total Company’s net sales were as follows:

	Year Ended December 31,
	2016			2015			2014(1)
	Legacy Zebra	Enterprise	Total	Legacy Zebra	Enterprise	Total	Legacy Zebra	Enterprise	Total
Customer A	5.9%	14.2%	20.1%	5.5%	13.9%	19.4%	11.5%	6.4%	17.9%
Customer B	5.0%	8.2%	13.2%	4.6%	8.1%	12.7%	9.4%	4.2%	13.6%
Customer C	5.3%	7.1%	12.4%	5.2%	6.4%	11.6%	8.7%	2.9%	11.6%

(1) The businesses included in our Enterprise segment were acquired as part of the Acquisition. The Enterprise segment’s results, including the increases in net sales, gross profit, operating expenses and operating income, for the year ended December 31, 2014 was primarily related to the Acquisition. Accordingly, the results for this segment for the year ended December 31, 2014 include only two months (November and December 2014).
All three of the above customers are distributors and not end-users. No other customer accounted for 10% or more of total net sales during the years presented.
There are three customers at December 31, 2016 and December 31, 2015 that each accounted for more than 10% of outstanding accounts receivable. In 2016, the three largest customers accounted for 20%, 14%, and 13%, respectively of accounts receivable while in 2015, the three largest customers accounted for 19%, 14% and 11%, respectively.

Note 17 Supplementary Financial Information
The components of accounts receivable, net are as follows (in millions):

	December 31,
	2016	2015
Accounts receivable	$628	$677
Allowance for doubtful accounts	(3)	(6)
Accounts receivable, net	$625	$671

Prepaid expenses and other current assets consist of the following (in millions):

	December 31,
	2016	2015
Foreign Exchange Contracts	$23	$7
Other	41	63
Prepaid expenses and other current assets	$64	$70

The components of accrued liabilities are as follows (in millions):

	December 31,
	2016	2015
Accrued incentive compensation	$52	$68
Customer reserves	50	38
Accrued payroll	51	49
Interest payable	20	36
Accrued other expenses	150	176
Total accrued liabilities	$323	$367

Summary of Quarterly Results of Operations (unaudited)
(In millions):

	2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year

Total Net sales	$849	$879	$904	$942	$3,574
Gross profit	390	406	414	432	1,642
Net (loss) income	(26)	(45)	(83)	17	(137)

Net earnings per common share:
Basic	$(0.50)	$(0.88)	$(1.61)	$0.34	$(2.65)
Diluted	(0.50)	(0.88)	(1.61)	0.34	(2.65)

	2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Total Net sales	$893	$890	$916	$951	$3,650
Gross profit	409	393	414	428	1,644
Net loss	(25)	(76)	(29)	(28)	(158)

Net earnings per common share:
Basic	$(0.50)	$(1.50)	$(0.57)	$(0.53)	$(3.10)
Diluted	(0.50)	(1.50)	(0.57)	(0.53)	(3.10)

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
Schedule II
Valuation and Qualifying Accounts
(In millions)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Valuation account for accounts receivable:
Year ended December 31, 2016	$6	$—	$3	$3
Year ended December 31, 2015	1	5	—	6
Year ended December 31, 2014	—	1	—	1
Valuation account for inventories:
Year ended December 31, 2016	$55	$32	$5	$82
Year ended December 31, 2015	6	53	4	55
Year ended December 31, 2014	13	6	13	6
Valuation account for deferred tax assets:
Year ended December 31, 2016	$48	$18	$19	$47
Year ended December 31, 2015	57	5	14	48
Year ended December 31, 2014	—	57	—	57
See accompanying report of independent registered public accounting firm.

Index to Exhibits

2.1	(19)	Master Acquisition Agreement, dated as of April 14, 2014, between Zebra Technologies Corporation and Motorola Solutions, Inc.
2.2	(18)	Amendment No. 1 to Master Acquisition Agreement, dated October 24, 2014, between Zebra Technologies Corporation and Motorola Solutions, Inc.
2.3	(18)	Amendment No. 2 to Master Acquisition Agreement, dated October 26, 2014, between Zebra Technologies Corporation and Motorola Solutions, Inc.
2.4	(20)	Amendment No. 4 to Master Acquisition Agreement, dated February 9, 2015 between Zebra Technologies Corporation and Motorola Solutions, Inc.
2.5	(19)	Intellectual Property Agreement, dated as of April 14, 2014, between Zebra Technologies Corporation and Motorola Solutions, Inc.
2.6	(18)	Amendment No. 1 to Intellectual Property Agreement, dated as of October 27, 2014, between Zebra Technologies Corporation and Motorola Solutions, Inc.
2.7	(19)	Employee Matters Agreement, dated as of April 14, 2014, between Zebra Technologies Corporation and Motorola Solutions, Inc.
3.1(i)	(4)	Restated Certificate of Incorporation of the Company.
3.1(ii)	(16)	Amended and Restated By-laws of Zebra Technologies Corporation, as amended as of January 7, 2013.
4.1	(3)	Specimen stock certificate representing Class A Common Stock.
4.2	(17)	Indenture, dated as of October 15, 2014, between Zebra Technologies Corporation and U.S. Bank National Association, as trustee, relating to the 7.25% Senior Notes due 2022.
4.3	(17)	Registration Rights Agreement, dated as of October 27, 2014, between Zebra Technologies Corporation and Morgan Stanley & Co., as representative of the initial purchasers.
4.4	(18)
Supplemental Indenture, dated as of October 27, 2014, by and among Zebra Technologies Corporation, the guarantors and U.S. Bank National Association, as trustee, relating to the 7.25% Senior Notes due 2022.

10.1	(6)	Employment Agreement between the Company and Hugh Gagnier dated December 12, 2007. +
10.2	(5)	Amendment No. 1 to Employment Agreement between the Company and Hugh Gagnier dated December 30, 2008. +
10.3		Employment Agreement between Olivier Leonetti and the Company dated October 31, 2016.* +
10.4	(5)	Form of Amendment No. 1 to Employment Agreement by and between the Company and each executive officer other than Messrs. Gustafsson and Gagnier, each dated December 30, 2008.+
10.5	(8)	Form of Stock Option Agreement under the 2006 Incentive Compensation Plan for awards granted to executive officers on or after April 25, 2007 and prior to December 2, 2008. +
10.6		Form of indemnification agreement between Zebra Technologies Corporation and each director and executive officer. *
10.7	(13)	Form of Director Stock Option Agreement (1-Year Vesting) under the 2006 Incentive Compensation Plan for awards granted to directors on or after May 22, 2008 and prior to December 2, 2008. +
10.8	(13)	Form of Director Stock Option Agreement (4-Year Vesting) under the 2006 Incentive Compensation Plan for awards granted to directors on or after May 22, 2008 and prior to December 2, 2008. +
10.9	(15)	Form of Director Stock Option Agreement (1-Year Vesting) under the 2006 Incentive Compensation Plan for awards granted to directors on or after December 2, 2008. +
10.10	(15)	Form of Director Stock Option Agreement (4-Year Vesting) under the 2006 Incentive Compensation Plan for awards granted to directors on or after December 2, 2008. +
10.11	(15)	Amendment to outstanding Stock Option Agreements under the 2006 Incentive Compensation Plan, dated December 2, 2008. +
10.12	(15)	Form of Stock Option Agreement under the 2006 Incentive Compensation Plan for awards granted to executive officers on or after December 2, 2008. +
10.13	(14)	Purchase Agreement, dated as of September 30, 2014, between Zebra Technologies Corporation and Morgan Stanley & Co. LLC, as representative of the initial purchasers.
10.14	(10)	2006 Incentive Compensation Plan. +
10.15	(15)	Amendment to the 2006 Incentive Compensation Plan dated December 2, 2008. +
10.16	(24)	2011 Long-Term Incentive Plan (Amended and Restated as of May 15, 2014). +
10.17	(23)	2015 Long-Term Incentive Plan. +
10.18	(23)	2015 Short-Term Incentive Plan. +

10.19	(12)	2005 Executive Deferred Compensation Plan, as amended. +
10.20	(9)	Form of Amendment to Employment Agreement between Zebra Technologies Corporation and executive officers. +
10.21	(11)	Amended and Restated Employment Agreement between Zebra Technologies Corporation and Anders Gustafsson dated as of May 6, 2010. +
10.22	(11)	Letter Agreement between Zebra Technologies Corporation and Anders Gustafsson dated as of May 6, 2010. +
10.23	(11)	Form of 2010-2011 time-vested stock appreciation rights agreement for employees other than CEO. +
10.24	(7)	Form of 2012 time-vested stock appreciation rights agreement for employees other than CEO. +
10.25	(25)	Form of 2013-16 time-vested stock appreciation rights agreement for employees other than CEO. +
10.26	(11)	Form of 2010 time-vested stock appreciation rights agreement for CEO. +
10.27	(7)	Form of 2011-12 time-vested stock appreciation rights agreement for CEO. +
10.28	(25)	Form of 2013-16 time-vested stock appreciation rights agreement for CEO. +
10.29	(11)	Form of 2009 time-vested stock appreciation rights agreement for non-employee directors. +
10.30	(11)	Form of 2010 time-vested stock appreciation rights agreement for non-employee directors. +
10.31	(1)	Form of 2011 time-vested stock appreciation rights agreement for non-employee directors. +
10.32	(7)	Form of 2012 time-vested stock appreciation rights agreement for non-employee directors. +
10.33	(2)	Form of 2014-2016 time-vested restricted stock agreement for employees other than CEO. +
10.34	(21)	Form of November 2014 performance-based restricted stock agreement for employees other than CEO. +
10.35	(22)	Form of 2015-2016 performance-vested equity agreement for employees other than CEO. +
10.36	(25)	Form of 2014-16 time-vested restricted stock agreement for CEO. +
10.37	(21)	Form of November 2014 performance-based restricted stock agreement for CEO. +
10.38	(22)	Form of 2015-2016 performance-vested equity agreement for CEO. +
10.39	(18)	Credit Agreement, dated October 27, 2014, by and among Zebra, the lenders and issuing banks party thereto, JPMorgan Chase Bank, N.A., and Morgan Stanley Senior Funding, Inc.
10.40	(27)
Refinancing Amendment/Amendment No. 1 dated June 2, 2016 to Credit Agreement, dated October 27, 2014, by and among Zebra, the lenders and issuing banks party thereto, JPMorgan Chase Bank, N.A., and Morgan Stanley Senior Funding, Inc.

10.41
Refinancing Amendment/Amendment No. 2 dated December 6, 2016 to Credit Agreement, dated October 27, 2014, by and among Zebra, the lenders and issuing banks party thereto, JPMorgan Chase Bank, N.A., and Morgan Stanley Senior Funding, Inc.*

10.42	(26)	Sublease Agreement dated November 15, 2013 between Hewitt Associates, LLC and Zebra Technologies Corporation.
10.43		Confidential Waiver Agreement and General Release between Zebra Technologies Corporation and Michael Smiley dated as of December 2, 2016.*+
21.1		Subsidiaries of the Company. *
23.1		Consent of Ernst & Young LLP, independent registered public accounting firm. *
31.1		Certification pursuant to Rule 13a-14(a)/15d-14(a). *
31.2		Certification pursuant to Rule 13a-14(a)/15d-14(a). *
32.1		Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
32.2		Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
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

(1)	Incorporated by reference from Current Report on Form 8-K dated May 19, 2011.
(2)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended March 29, 2014.
(3)	Incorporated by reference from Registration Statement on Form S-1, File No. 33-41576.
(4)	Incorporated by reference from Current Report on Form 8-K dated August 1, 2012.
(5)	Incorporated by reference from Current Report on Form 8-K dated January 5, 2009.
(6)	Incorporated by reference from Current Report on Form 8-K filed on December 17, 2007.
(7)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.
(8)	Incorporated by reference from Current Report on Form 8-K filed on May 1, 2007.
(9)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended October 2, 2010.
(10)	Incorporated by reference from Current Report on Form 8-K filed on May 15, 2006.
(11)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended April 3, 2010.
(12)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended March 29, 2008.
(13)	Incorporated by reference from Current Report on Form 8-K filed on May 29, 2008.
(14)	Incorporated by reference from Current Report on Form 8-K dated September 30, 2014.
(15)	Incorporated by reference from Current Report on Form 8-K filed on December 8, 2008.
(16)	Incorporated by reference from Current Report on Form 8-K dated January 7, 2013.
(17)	Incorporated by reference from Current Report on Form 8-K dated October 15, 2014.
(18)	Incorporated by reference from Current Report on Form 8-K dated October 24, 2014.
(19)	Incorporated by reference from Current Report on Form 8-K dated April 14, 2014.
(20)	Incorporated by reference from Current Report on Form 8-K dated February 9, 2015.
(21)	Incorporated by reference from Annual Report on Form 10-K for the year ended December 31, 2014.
(22)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.
(23)	Incorporated by reference from Proxy Statement dated April 15, 2015 for the 2015 Annual Meeting of Stockholders.
(24)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended June 28, 2014.
(25)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended March 30, 2013.
(26)	Incorporated by reference from Annual Report on Form 10-K for the year ended December 31, 2015.
(27)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended July 2, 2016.
+	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.
*	Included with this Annual Report on this Form 10-K.