Form 10-Q
period 2017-04-01
ZEBRA TECHNOLOGIES CORP
filed 2017-05-09
CIK 877212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2017
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
Registrant’s telephone number, including area code: (847) 634-6700
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 2, 2017, there were 52,763,706 shares of Class A Common Stock, $.01 par value, outstanding.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
QUARTER ENDED APRIL 1, 2017

PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements
ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	April 1, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$180	$156
Accounts receivable, net of allowances for doubtful accounts of $4	550	625
Inventories, net	376	345
Income tax receivable	28	32
Prepaid expenses and other current assets	35	64
Total Current assets	1,169	1,222
Property, plant and equipment, net	284	292
Goodwill	2,460	2,458
Other intangibles, net	430	480
Long-term deferred income taxes	121	113
Other long-term assets	67	67
Total Assets	$4,531	$4,632
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$365	$413
Accrued liabilities	324	323
Deferred revenue	217	191
Income taxes payable	15	22
Total Current liabilities	921	949
Long-term debt	2,573	2,648
Long-term deferred income taxes	2	3
Long-term deferred revenue	128	124
Other long-term liabilities	112	116
Total Liabilities	3,736	3,840
Stockholders’ Equity:
Preferred stock, $.01 par value; authorized 10,000,000 shares; none issued	—	—
Class A common stock, $.01 par value; authorized 150,000,000 shares; issued 72,151,857 shares	1	1
Additional paid-in capital	234	210
Treasury stock at cost, 19,397,578 and 19,267,269 shares at April 1, 2017 and December 31, 2016, respectively	(630)	(614)
Retained earnings	1,239	1,240
Accumulated other comprehensive loss	(49)	(45)
Total Stockholders’ Equity	795	792
Total Liabilities and Stockholders’ Equity	$4,531	$4,632
See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share data)
(Unaudited)

	Three Months Ended
	April 1, 2017	April 2, 2016
Net sales:
Net sales of tangible products	$735	$716
Revenue from services and software	130	133
Total Net sales	865	849
Cost of sales:
Cost of sales of tangible products	379	375
Cost of services and software	85	84
Total Cost of sales	464	459
Gross profit	401	390
Operating expenses:
Selling and marketing	109	113
Research and development	96	93
General and administrative	75	74
Amortization of intangible assets	50	59
Acquisition and integration costs	27	36
Exit and restructuring costs	4	5
Total Operating expenses	361	380
Operating income	40	10
Other (expenses) income:
Foreign exchange (loss) gain	(1)	2
Interest expense, net	(41)	(50)
Other, net	—	(1)
Total Other expenses	(42)	(49)
Loss before income taxes	(2)	(39)
Income tax benefit	(10)	(13)
Net income (loss)	$8	$(26)
Basic earnings (loss) per share	$0.16	$(0.50)
Diluted earnings (loss) per share	$0.16	$(0.50)
Basic weighted average shares outstanding	51,842,025	51,299,632
Diluted weighted average and equivalent shares outstanding	52,946,883	51,299,632
See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three Months Ended
	April 1, 2017	April 2, 2016
Net income (loss)	$8	$(26)
Other comprehensive income (loss), net of tax:
Unrealized loss on anticipated sales hedging transactions	(6)	(15)
Unrealized gain (loss) on forward interest rate swaps hedging transactions	2	(7)
Foreign currency translation adjustment	—	4
Comprehensive income (loss)	$4	$(44)
See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended
	April 1, 2017	April 2, 2016
Cash flows from operating activities:
Net income (loss)	$8	$(26)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	69	77
Amortization of debt issuance costs and discount	4	5
Share-based compensation	7	9
Deferred income taxes	(9)	3
Unrealized gain on forward interest rate swaps	—	(1)
Other, net	1	3
Changes in operating assets and liabilities:
Accounts receivable, net	79	65
Inventories, net	(31)	12
Other assets	17	—
Accounts payable	(49)	20
Accrued liabilities	(3)	(35)
Deferred revenue	30	4
Income taxes	(2)	(47)
Other operating activities	(4)	7
Net cash provided by operating activities	117	96
Cash flows from investing activities:
Purchases of property, plant and equipment	(13)	(19)
Purchases of long-term investments	—	(1)
Net cash used in investing activities	(13)	(20)
Cash flows from financing activities:
Payment of long-term debt	(80)	(80)
Proceeds from exercise of stock options and stock purchase plan purchases	4	3
Taxes paid related to net share settlement of equity awards	(2)	—
Net cash used in financing activities	(78)	(77)
Effect of exchange rate changes on cash	(2)	3
Net increase in cash and cash equivalents	24	2
Cash and cash equivalents at beginning of year	156	192
Cash and cash equivalents at end of year	$180	$194
Supplemental disclosures of cash flow information:
Income taxes paid	$5	$29
Interest paid	$16	$26
See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 Description of Business and Basis of Presentation

Zebra Technologies Corporation and its wholly-owned subsidiaries (“Zebra” or the “Company”) designs, manufactures, sells, and supports a broad range of direct thermal and thermal transfer label printers, radio frequency identification printer/encoders, dye sublimation card printers, real-time locating solutions, related accessories, and support software. These products are used principally in automatic identification (auto ID), data collection and personal identification applications and are distributed world-wide through a network of resellers, distributors, and end-users representing a wide cross-section of industrial, service, and government organizations.

Management prepared these unaudited interim consolidated financial statements according to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information and notes. These consolidated financial statements do not include all of the information and notes required by United States generally accepted accounting principles (“GAAP”) for complete financial statements, although management believes that the disclosures are adequate to make the information presented not misleading. Therefore, these consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
In the opinion of the Company, these interim financial statements include all adjustments (of a normal, recurring nature) necessary to present fairly its Consolidated Balance Sheet as of April 1, 2017 and the Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended April 1, 2017 and April 2, 2016, and the Consolidated Statements of Cash Flows for the three months ended April 1, 2017 and April 2, 2016. These results, however, are not necessarily indicative of the results expected for the full year.

Note 2 Significant Accounting Policies

Income Taxes

The Company’s interim period tax provision is determined as follows:

•	At the end of each fiscal quarter, the Company estimates the income tax provision that will be provided for the fiscal year.

•
The forecasted annual effective tax rate is applied to the year-to-date ordinary income (loss) at the end of each quarter to compute the year-to-date tax applicable to ordinary income (loss). The term ordinary income (loss) refers to income (loss) from continuing operations, before income taxes, excluding significant, unusual, or infrequently occurring items.

•
The tax effects of significant, unusual, or infrequently occurring items are recognized as discrete items in the interim periods in which the events occur. The impact of changes in tax laws or rates on deferred tax amounts, the effects of changes in judgment about valuation allowances established in prior years, and changes in tax reserves resulting from the finalization of tax audits or reviews are examples of significant, unusual, or infrequently occurring items.

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
Recently Adopted Accounting Pronouncement

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-04, “Intangibles - Goodwill and Other (Topic 350).” The amendments in this ASU simplify goodwill impairment testing by removing the requirement of Step 2 to determine the implied fair value of goodwill of a reporting unit which fails Step 1. The implication of this update results in the amount by which a carrying amount exceeds the reporting unit’s fair value to be recognized as an impairment charge in the interim or annual period identified. The standard is effective for public companies in the first calendar quarter of 2020 with early adoption permitted on a prospective basis. The Company has adopted this ASU on a prospective basis effective as of January 1, 2017 and has concluded that this pronouncement has no material impact on its consolidated financial statements or existing accounting policies.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 850),” which clarifies the definition of a business when considering whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The clarified definition requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This definition reduces the number of transactions that need to be further evaluated as to be considered a business, an asset must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output. The standard will be effective for public companies in the first calendar quarter of 2018, with early adoption permitted on a prospective basis. The Company has adopted this ASU effective as of January 1, 2017 on a prospective basis and has concluded that this pronouncement has no material impact on its consolidated financial statements or existing accounting policies.

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740) Intra-Entity Transfers of Assets Other Than Inventory.” The ASU allows for an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Consequently, the amendments in this ASU eliminate the exception for an intra-entity transfer of an asset other than inventory. The standard will be effective for public companies in the first calendar quarter of 2018, with early adoption permitted and on a modified retrospective basis as of the beginning of the period of adoption. The Company has adopted this ASU effective January 1, 2017. The Company recorded a reduction to retained earnings for the prior period catch-up of approximately $9 million for the unamortized prepaid tax on an intra-entity transfer of workforce in place.

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” The ASU requires that entities recognize excess tax benefits and deficiencies related to employee share-based payment transactions as income tax expense and benefit versus additional paid in capital. This ASU also eliminates the requirement to reclassify excess tax benefits and deficiencies from operating activities to financing activities within the statement of cash flows. The Company has adopted recognition of excess tax benefits and deficiencies within income tax expense effective January 1, 2017 on a prospective basis. The Company has adopted presentation of excess tax benefits and deficiencies within operating activities effective January 1, 2017 on a retrospective basis. There are no material impacts to the Company’s consolidated financial statements or disclosures as a result of the adoption of this ASU.

In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory,” which changes the measurement principle for inventory from the lower of cost or market to the lower of cost or net realizable value for entities that measure inventory using first-in, first-out (FIFO) or average cost. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The Company has adopted this ASU effective January 1, 2017 on a prospective basis. There are no material impacts to the Company's consolidated financial statements or disclosures resulting from the adoption of this ASU.
Recently Issued Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” The core principle is that a company should recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. There are two transition methods available under the new standard, either modified retrospective (cumulative effect to retained earnings) or retrospective. These standards will be effective for the Company in the first quarter of 2018. Earlier adoption is permitted only for annual periods after December 15, 2016. We have completed the assessment phase of this ASU in 2016 and developed a project plan to guide the implementation phase. We are in the process of updating our accounting policy around revenue recognition, evaluating new disclosure requirements, and identifying and implementing appropriate changes to our business processes, systems, and controls to support recognition and disclosure under the new standard. The Company plans to apply the modified retrospective approach when adopting ASU 2014-09 in the first quarter of 2018.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Subtopic 842).” This ASU increases the transparency and comparability of organizations by recognizing lease assets and liabilities on the consolidated balance sheet and disclosing key quantitative and qualitative information about leasing arrangements. The principal difference from previous guidance is that the lease assets and lease liabilities arising from operating leases were not previously recognized in the consolidated balance sheet. The recognition, measurement, presentation, and cash flows arising from a lease by a lessee have not significantly changed. This standard will be effective for the Company in the first quarter of 2019, with early adoption permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach, which includes a number of optional practical expedients that entities may elect to apply. Management is currently assessing the impact of adoption on its consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 amends various aspects of the recognition, measurement, presentation, and disclosure for financial instruments. With respect to the Company’s consolidated financial statements, the most significant impact relates to the accounting for cost investments. This standard will be effective for the Company in the first quarter of 2018. Early adoption is prohibited for those provisions that apply to the Company. Amendments should be applied by means of cumulative effect adjustment to the consolidated balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values including disclosure requirements should be applied prospectively to equity investments that exist as of the date of adoption of the ASU. Management is still assessing the impact of adoption on its consolidated financial statements.

Note 3 Inventories

Inventories are stated at the lower of cost or net realizable value, and cost is determined by the first-in, first-out (“FIFO”) method. Manufactured inventories consist of the following costs: components, direct labor, and manufacturing overhead. Purchased inventories also include internal purchasing overhead costs. We review inventory quantities on hand and record a provision for excess and obsolete inventory based on forecasts of product demand and production requirements or historical consumption when appropriate.

The components of inventories, net are as follows (in millions):

	April 1, 2017	December 31, 2016
Raw material	$160	$172
Work in process	1	1
Finished goods	298	254
Inventories, gross	459	427
Inventory reserves	(83)	(82)
Inventories, net	$376	$345

Note 4 Business Divestiture

On September 13, 2016, the Company entered into an Asset Purchase Agreement with Extreme Networks, Inc. to dispose of its wireless LAN (“WLAN”) business (“Divestiture Group”) for a gross purchase price of $55 million. The Company recorded net proceeds of $39 million as of December 31, 2016. Final working capital adjustments are expected to be completed in 2017.

WLAN operating results are reported in the Enterprise segment through the closing date of the WLAN divestiture of October 28, 2016. Within the quarter ended April 2, 2016 Consolidated Statement of Operations, the Company generated revenue and gross profit from these assets of $33 million and $14 million, respectively.

On October 28, 2016, the Company completed the disposition of the Divestiture Group. There are no remaining held for sale assets or liabilities on the Company’s Consolidated Balance Sheet related to the Divestiture Group as of April 1, 2017.

Note 5 Costs Associated with Exit and Restructuring Activities

In the first quarter 2017, the Company’s executive leadership approved an initiative to continue the company’s efforts to increase operational efficiency (the “Productivity Plan”). The Company expects the Productivity Plan to build upon the exit and restructuring initiatives specific to the Acquisition of the Enterprise business (“Enterprise”) from Motorola Solutions, Inc. in October 2014 and further defined in the Company’s Form 10-K, (the “Acquisition Plan”) that the Company previously announced and began implementing during the first quarter 2015. Expected actions under the Productivity Plan could impact either reportable segment and may include actions related to organizational design changes, process improvements, and automation. Implementation of actions identified through the Productivity Plan is expected to be substantially complete by the end of our 2018 fiscal year with the first full year of financial benefits realized in 2019. The Company has not finalized its estimate of one-time implementation costs, exit and restructuring charges, or expected benefits that may result from these efforts and will provide updates on these items in future periodic filings.

Total exit and restructuring charges of $4 million life-to-date specific to the Productivity Plan have been recorded through April 1, 2017: $3 million in the Legacy Zebra segment and $1 million in the Enterprise segment related to severance, related benefits, and other expenses.

Total exit and restructuring charges of $65 million life-to-date specific to the Acquisition Plan, including the sale of the Company’s WLAN business, have been recorded through April 1, 2017: $15 million in the Legacy Zebra segment and $50 million in the Enterprise segment related to severance, related benefits, and other expenses. There were no charges related to the Acquisition Plan for the quarter ended April 1, 2017. The Company expects to complete the actions of the Acquisition Plan by December 31, 2017. Total remaining charges associated with this plan are expected to be in the range of $5 million to $7 million.

During the period ended April 1, 2017, the Company incurred exit and restructuring costs as follows (in millions):

	Cumulative costs incurred through December 31, 2016	Costs incurred for the three months ended April 1, 2017	Cumulative costs incurred through April 1, 2017
Severance, related benefits and, other expenses	$54	$4	$58
Obligations for future non-cancellable lease payments	11	—	11
Total	$65	$4	$69
Total exit and restructuring charges for the quarter ended April 1, 2017 were $3 million and $1 million for the Legacy Zebra and Enterprise segments, respectively.
A rollforward of the exit and restructuring accruals is as follows (in millions):

	Three Months Ended
	April 1, 2017	April 2, 2016
Balance at the beginning of the period	$10	$15
Charged to earnings	4	5
Cash paid	(3)	(7)
Balance at the end of the period	$11	$13
Liabilities related to exit and restructuring activities are included in the following accounts in the consolidated balance sheets (in millions):

	April 1, 2017	December 31, 2016
Accrued liabilities	$8	$7
Other long-term liabilities	3	3
Total liabilities related to exit and restructuring activities	$11	$10
Settlement of the specified long-term balance will be completed by October 2023 due to the remaining obligation of non-cancellable lease payments associated with the exited facilities.

Note 6 Fair Value Measurements

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
Level 1: Quoted prices in active markets that are accessible at the measurement date for identical assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs (e.g. U.S. Treasuries & money market funds).
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
Financial assets and liabilities carried at fair value as of April 1, 2017, are classified below (in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange contracts (1)	$—	$4	$—	$4
Money market investments related to the deferred compensation plan	12	—	—	12
Total Assets at fair value	$12	$4	$—	$16
Liabilities:
Forward interest rate swap contracts (2)	$—	$24	$—	$24
Foreign exchange contracts (1)	5	—	—	5
Liabilities related to the deferred compensation plan	12	—	—	12
Total Liabilities at fair value	$17	$24	$—	$41
Financial assets and liabilities carried at fair value as of December 31, 2016, are classified below (in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange contracts (1)	$11	$12	$—	$23
Money market investments related to the deferred compensation plan	11	—	—	11
Total Assets at fair value	$22	$12	$—	$34
Liabilities:
Forward interest rate swap contracts (2)	$—	$27	$—	$27
Liabilities related to the deferred compensation plan	11	—	—	11
Total Liabilities at fair value	$11	$27	$—	$38

(1) The fair value of the derivative contracts is calculated as follows:
a. Fair value of a put option contract associated with forecasted sales hedges is calculated using bid and ask rates for similar contracts.
b. Fair value of regular forward contracts associated with forecasted sales hedges is calculated using the period-end exchange rate adjusted for current forward points.
c. Fair value of hedges against net assets is calculated at the period-end exchange rate adjusted for current forward points (Level 2). If the hedge has been traded but not settled at period-end, the fair value is calculated at the rate at which the hedge is being settled (Level 1). As a result, transfers from Level 2 to Level 1 of the fair value hierarchy totaled $5 million and $11 million as of April 1, 2017 and December 31, 2016, respectively.
(2) The fair value of forward interest rate swaps is based upon a valuation model that uses relevant observable market inputs at the quoted intervals, such as forward yield curves, and is adjusted for the Company’s credit risk and the interest rate swap terms. See gross balance reporting in Note 7, Derivative Instruments.

Note 7 Derivative Instruments

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
In accordance with ASC 815, “Derivative and Hedging,” the Company recognizes derivative instruments as either assets or liabilities on the consolidated balance sheets and measures them at fair value. The following table presents the fair value of its derivative instruments (in millions):

	Asset (Liability) Derivatives
	Balance Sheet Classification	Fair Value
		April 1, 2017	December 31, 2016
Derivative instruments designated as hedges:
Foreign exchange contracts	Prepaid expenses and other current assets	$4	$12
Foreign exchange contracts	Accrued liabilities	—	—
Forward interest rate swaps	Accrued liabilities	(1)	(3)
Forward interest rate swaps	Other long-term liabilities	(13)	(13)
Total derivative instruments designated as hedges		$(10)	$(4)

Derivative instruments not designated as hedges:
Foreign exchange contracts	Prepaid expenses and other current assets	$—	$11
Foreign exchange contracts	Accrued liabilities	(5)	—
Forward interest rate swaps	Accrued liabilities	(1)	(1)
Forward interest rate swaps	Other long-term liabilities	(9)	(10)
Total derivative instruments not designated as hedges		(15)	—
Total Net Derivative Liability		$(25)	$(4)
See also Note 6, Fair Value Measurements.

The following table presents the (losses) gains from changes in fair values of derivatives that are not designated as hedges (in millions):

	Gain (Loss) Recognized in Income
		Three Months Ended
	Statement of Operations Classification	April 1, 2017	April 2, 2016
Derivative instruments not designated as hedges:
Foreign exchange contracts	Foreign exchange (loss) gain	$(5)	$(5)
Forward interest rate swaps	Interest expense, net	1	1
Total (loss) gain recognized in income		$(4)	$(4)

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

The Company manages the exchange rate risk of anticipated euro denominated sales using put options, forward contracts, and participating forwards, all of which typically mature within twelve months of execution. The Company designates these derivative contracts as cash flow hedges. Gains and losses on these contracts are deferred in accumulated other comprehensive loss until the contract is settled and the hedged sale is realized. The gain or loss is then reported as an increase or decrease to net sales. As of April 1, 2017 and December 31, 2016, the notional amounts of the Company’s foreign exchange cash flow hedges were €321 million and €341 million, respectively. The Company has reviewed cash flow hedges for effectiveness and determined they are highly effective.

The Company uses forward contracts, which are not designated as hedging instruments, to manage its exposures related to its Brazilian real, British pound, Canadian dollar, Czech koruna, euro, Malaysian ringgit, Australian dollar, Swedish krona, Japanese yen, and Singapore dollars denominated net assets. These forward contracts typically mature within three months after execution. Monetary gains and losses on these forward contracts are recorded in income each quarter and are generally offset by the transaction gains and losses related to their net asset positions. The notional values and the net fair value of these outstanding contracts are as follow (in millions):

	April 1, 2017		December 31, 2016
Notional balance of outstanding contracts:
British Pound/U.S. dollar		£11		£3
Euro/U.S. dollar		€138		€148
British Pound/Euro		£8		£8
Canadian Dollar/U.S. dollar		$4		$13
Czech Koruna/U.S. dollar	Kč	192	Kč	147
Brazilian Real/U.S. dollar	R$	72	R$	56
Malaysian Ringgit/U.S. dollar	RM	2	RM	16
Australian Dollar/U.S. dollar		$5		$50
Swedish Krona/U.S. dollar	kr	22	kr	7
Japanese yen/U.S. dollar		¥168		¥48
Singapore dollar/U.S. dollar	S$	11	S$	15
Net fair value asset (liability) of outstanding contracts		$(5)		$11

Interest Rate Risk Management

In October 2014, the Company entered into a credit agreement (the “Credit Agreement”), which provides for a term loan (“Term Loan”) of $2.2 billion and a revolving credit facility (“Revolving Credit Facility”) of $250 million. See Note 8, Long-Term Debt. Borrowings under the Term Loan bear interest at a variable rate plus an applicable margin. As a result, the Company is exposed to market risk associated with the variable interest rate payments on the Term Loan. The Company has entered into forward interest rate swaps to hedge a portion of this interest rate risk.

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

The changes in fair value of the swaps designated as cash flow hedges are recognized in accumulated other comprehensive loss, with any ineffectiveness immediately recognized in earnings. At April 1, 2017, the Company estimated that approximately $4 million in losses on the forward interest rate swaps designated as cash flow hedges will be reclassified from accumulated other comprehensive loss into earnings during the next four quarters.

The Company’s master netting and other similar arrangements with the respective counterparties allow for net settlement under certain conditions, which are designed to reduce credit risk by permitting net settlement with the same counterparty. The following table presents the gross fair values and related offsetting counterparty fair values as well as the net fair value amounts at April 1, 2017 (in millions):

	Gross Fair Value	Counterparty Offsetting	Net Fair Value in the Consolidated Balance Sheets
Counterparty A	$11	$6	$5
Counterparty B	4	2	2
Counterparty C	4	2	2
Counterparty D	8	3	5
Counterparty E	3	1	2
Counterparty F	4	1	3
Counterparty G	5	—	5
Total	$39	$15	$24

The notional amount of the designated interest rate swaps effective in each year of the cash flow hedge relationships does not exceed the principal amount of the Term Loan, which is hedged. The Company has reviewed the interest rate swap hedges for effectiveness and determined they are 100% effective.

The interest rate swaps have the following notional amounts per year (in millions):

Year 2017	$697
Year 2018	544
Year 2019	544
Year 2020	272
Year 2021	272
Notional balance of outstanding contracts	$2,329

Note 8 Long-Term Debt

The following table summarizes the carrying value of the Company’s long-term debt (in millions):

	April 1, 2017	December 31, 2016
Senior Notes	$1,050	$1,050
Term Loan	1,573	1,653
Less: Debt Issuance Costs	(20)	(22)
Less: Unamortized Discounts	(30)	(33)
Total outstanding debt	$2,573	$2,648

At April 1, 2017, the future maturities of long-term debt, excluding debt discounts and issuance costs, consisted of the following (in millions):

2017	$—
2018	—
2019	—
2020	—
2021	1,573
Thereafter	1,050
Total maturities of long-term debt	$2,623

The estimated fair value of our long-term debt approximated $2.7 billion at April 1, 2017 and $2.8 billion at December 31, 2016. These fair value amounts represent the estimated value at which the Company’s lenders could trade its debt within the financial markets and does not represent the settlement value of these long-term debt liabilities to the Company. The fair value of the long-term debt will continue to vary each period based on fluctuations in market interest rates, as well as changes to the Company’s credit ratings. This methodology resulted in a Level 2 classification in the fair value hierarchy.

Credit Facilities
On October 27, 2014, the Company entered into a credit agreement (the “Credit Agreement”) which provided for a term loan of
$2.2 billion (“Term Loan”) and a revolving credit facility of $250 million (“Revolving Credit Facility”). The Company entered into amendments to the Credit Agreement on June 2, 2016 and December 6, 2016 (the “2016 Amendments”), respectively, which lowered the index rate spread for LIBOR loans from LIBOR + 400 bps down to LIBOR + 250 bps. In accounting for the 2016 Amendments, the Company applied the provisions of ASC 470-50, Modifications and Extinguishments. The evaluation of the accounting was done on a creditor by creditor basis in order to determine if the terms of the debt were substantially different and, as a result, whether to apply modification or extinguishment accounting. As a result, the Company recorded expenses in the fiscal year 2016, primarily related to costs incurred with third-parties for arranger, legal, and other services and the loss incurred on the extinguished debt totaling $4.4 million. These expenses are reflected as non-operating expenses on the year ended December 31, 2016 Consolidated Statement of Operations. As a result of the 2016 Amendments, the Company paid $4.9 million to the creditors in exchange for the modification and reported it as debt discount which is being amortizing over the life of the modified debt using the interest method. Borrowings under the Term Loan, as amended, bear interest at a variable rate subject to a floor of 3.25%.

As of April 1, 2017, the Term Loan interest rate was 3.60%. Interest payments are payable quarterly. The Company has entered into interest rate swaps to manage interest rate risk on its long-term debt. See Note 7, Derivative Instruments for further details.

The Credit Agreement, as amended, requires the Company to repay a set amount of principal and accrued interest on the Term Loan on a quarterly basis. The Credit Agreement also requires the Company to prepay certain amounts in the event of certain circumstances or transactions, as defined in the Credit Agreement. The Company may make optional prepayments against the Term Loan, in whole or in part, without premium or penalty. The Company made optional principal prepayments of $80 million in the current quarter. In April 2017, the Company made total additional optional principal prepayments of $50 million. The Term Loan, unless amended, modified, or extended, will mature on October 27, 2021 (the “Term Loan Maturity Date”).  To the extent not previously paid, the Term Loan (or Term Loans, as the case may be) are due and payable on the Term Loan Maturity Date.  At such time, the Company will be required to repay all outstanding principal, accrued and unpaid interest and other charges in accordance with the Credit Agreement.  Assuming the Company makes no further optional prepayments on the Term Loan, the outstanding principal as of the Term Loan Maturity Date will be approximately $1.6 billion.

The Credit Agreement requires the Company to prepay the Revolving Credit Facility, under certain circumstances or transactions defined in the Credit Agreement. The Revolving Credit Facility is available for working capital and other general corporate purposes including letters of credit. The amount (including letters of credit) cannot exceed $250 million. As of April 1, 2017, the Company established letters of credit totaling $4 million, which reduced funds available for other borrowings under the agreement to $246 million. The Revolving Credit Facility will mature and the related commitments will terminate on October 27, 2019.

Borrowings under the Revolving Credit Facility bear interest at a variable rate plus an applicable margin. As of April 1, 2017, the Revolving Credit Facility interest rate was 3.65%. Interest payments are payable quarterly. As of April 1, 2017 and April 2, 2016, the Company did not have any borrowings against the Revolving Credit Facility.

On April 1, 2017, the Company was in compliance with all covenants.

Debt issuance costs have a remaining balance to be amortized of $20 million and are recorded within Long-term debt on the Consolidated Balance Sheet for the quarter ending April 1, 2017; $16 million relates to the Senior Notes, $1 million relates to the Term Loan, and $3 million relates to the Revolver. These costs are amortized over 8, 7 and 5 years, respectively.

Note 9 Commitments and Contingencies

Warranty

In general, the Company provides warranty coverage of 1 year on mobile computers. Advanced data capture products are warrantied from 1 to 5 years, depending on the product. Printers are warrantied for 1 year against defects in material and workmanship. Thermal printheads are warrantied for 6 months and batteries are warrantied for 1 year. Battery-based products, such as location tags, are covered by a 90-day warranty. The provision for warranty expense is adjusted quarterly based on historical warranty experience.

The following table is a summary of the Company’s accrued warranty obligation (in millions):

	Three Months Ended
	April 1, 2017	April 2, 2016
Balance at the beginning of the period	$21	$22
Warranty expense	6	7
Warranty payments	(7)	(8)
Balance at the end of the period	$20	$21

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

In connection with the acquisition of the Enterprise business from Motorola Solutions, Inc., the Company acquired Symbol Technologies, Inc., a subsidiary of Motorola Solutions (“Symbol”). A putative federal class action lawsuit, Waring v. Symbol Technologies, Inc., et al., was filed on August 16, 2005 against Symbol Technologies, Inc. and two of its former officers in the United States District Court for the Eastern District of New York by Robert Waring. After the filing of the Waring action, several additional purported class actions were filed against Symbol and the same former officers making substantially similar allegations (collectively, the New Class Actions”). The Waring action and the New Class Actions were consolidated for all purposes and on April 26, 2006, the Court appointed the Iron Workers Local # 580 Pension Fund as lead plaintiff and approved its retention of lead counsel on behalf of the putative class. On August 30, 2006, the lead plaintiff filed a Consolidated Amended Class Action Complaint (the “Amended Complaint”), and named additional former officers and directors of Symbol as defendants. The lead plaintiff alleges that the defendants misrepresented the effectiveness of Symbol’s internal controls and forecasting processes, and that, as a result, all of the defendants violated Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and the individual defendants violated Section 20(a) of the Exchange Act. The lead plaintiff alleges that it was damaged by the decline in the price of Symbol’s stock following certain purported corrective disclosures and seeks unspecified damages. The court has certified a class of investors that includes those that purchased Symbol common stock between March 12, 2004 and August 1, 2005. The parties have substantially completed fact and expert discovery. However, there is one (1) discovery motion pending that could, if granted, reopen fact discovery. The court has held in abeyance all other deadlines, including the deadline for the filing of dispositive motions, and has not set a date for trial. The current lead Directors and Officers (“D&O”) insurer continues to maintain its position of not agreeing to reimburse defense costs incurred by the Company in connection with this matter, and the Company disputes the position taken by the current D&O insurer.

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

Note 10 Earnings (loss) per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income (loss) by the weighted average number of shares assuming dilution. Dilutive common shares outstanding is computed using the Treasury Stock method and reflects the additional shares that would be outstanding if dilutive stock options were exercised and restricted stock awards and warrants were settled for common shares during the period.

Earnings per share (in millions, except per share data):

	Three Months Ended
	April 1, 2017	April 2, 2016
Basic:
Net income (loss) attributable to the Company	$8	$(26)
Weighted-average shares outstanding	51,842,025	51,299,632
Basic earnings (loss) per share	$0.16	$(0.50)

Diluted:
Net income (loss) attributable to the Company	$8	$(26)
Weighted-average shares outstanding	51,842,025	51,299,632
Dilutive shares(1)	1,104,858	—
Diluted weighted-average shares outstanding	52,946,883	51,299,632
Diluted earnings (loss) per share	$0.16	$(0.50)

(1) Due to net losses in the first quarter of 2016, options, awards and warrants were anti-dilutive and therefore excluded from the earnings per share calculation.

There were 532,353 outstanding options, awards, and warrants to purchase common shares that were anti-dilutive and excluded from the first quarter earnings per share calculation as of April 1, 2017 compared to 1,478,983 as of April 2, 2016. Anti-dilutive securities consist primarily of stock appreciation rights (“SARs”) with an exercise price greater than the average market closing price of the Class A common stock.

Note 11 Income Taxes

The Company’s effective tax rates for the three-month periods ended April 1, 2017 and April 2, 2016 were 500.0% and 33.3%, respectively. The current period variance from the federal statutory rate is attributable to unbenefited foreign losses, benefits of foreign rates, and credits against U.S. income tax offset by the impacts of the Enterprise acquisition and state income taxes.  The discrete provision for income taxes recorded in the period results from benefits related to an intercompany sale of intellectual property, benefits from a rate decrease in Singapore, and windfall benefits related to stock compensation. The rate impacts of the intercompany sale, a $12 million benefit, is the result of newly adopted accounting standards. Impacts related to stock compensation newly adopted accounting standards are immaterial in the current period. The prior year variance from statutory rates is the result of foreign income mix and non-taxable interest income.

The Company is currently undergoing audits of the 2013 through 2015 U.S. federal income tax returns. The Company is engaged in an inquiry from the UK HM Revenue and Customs for the years 2012 and 2014. The tax years 2004 through 2016 remain open to examination by multiple foreign and U.S. state taxing jurisdictions. Due to uncertainties in any tax audit outcome, the Company’s estimates of the ultimate settlement of uncertain tax positions may change and the actual tax benefits may differ significantly from the estimates.

Note 12 Accumulated Other Comprehensive Income (loss)

Stockholders’ equity includes certain items classified as accumulated other comprehensive income (loss), including:

•
Unrealized (loss) gain on anticipated sales hedging transactions relates to derivative instruments used to hedge the exposure related to currency exchange rates for forecasted Euro sales. These hedges are designated as cash flow hedges, and the Company defers income statement recognition of gains and losses until the hedged transaction occurs. See Note 7, Derivative Instruments for more details.

•
Unrealized (loss) gain on forward interest rate swaps hedging transactions refers to the hedging of the interest rate risk exposure associated with the variable rate commitment entered into for the Acquisition. See Note 7, Derivative Instruments for more details.

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

The components of accumulated other comprehensive income (loss) (“AOCI”) for the three months ended April 1, 2017 and April 2, 2016 are as follows (in millions):

	Unrealized (loss) gain on sales hedging	Unrealized (loss)/ gain on forward interest rate swaps (1)	Currency translation adjustments	Total
Balance at December 31, 2015	$(1)	$(15)	$(32)	$(48)
Other comprehensive (loss) income before reclassifications	(20)	(9)	4	(25)
Amounts reclassified from AOCI	1	(1)	—	—
Tax benefit	4	3	—	7
Other comprehensive (loss) income	(15)	(7)	4	(18)
Balance at April 2, 2016	$(16)	$(22)	$(28)	$(66)

Balance at December 31, 2016	$6	$(15)	$(36)	$(45)
Other comprehensive (loss) income before reclassifications	(6)	2	—	(4)
Amounts reclassified from AOCI	(1)	1	—	—
Tax benefit (expense)	1	(1)	—	—
Other comprehensive (loss) income	(6)	2	—	(4)
Balance at April 1, 2017	$—	$(13)	$(36)	$(49)

(1) See Note 7, Derivative Instruments regarding timing of reclassifications.

Reclassifications out of AOCI to earnings during the three months ended April 1, 2017 and April 2, 2016 were immaterial in the respective periods.

Note 13 Segment Information

The Company has two reportable segments: Legacy Zebra and Enterprise. The operating segments have been identified based on the financial data utilized by the Company’s Chief Executive Officer (the chief operating decision maker) to assess segment performance and allocate resources among the Company’s segments. The chief operating decision maker uses adjusted operating income to assess segment profitability. Adjusted operating income excludes purchase accounting adjustments, amortization, acquisition, integration and exit and restructuring costs. Segment assets are not reviewed by the Company’s chief operating decision maker and therefore are not disclosed below.

Financial information by segment is presented as follows (in millions):

	Three Months Ended
	April 1, 2017	April 2, 2016
Net sales:
Legacy Zebra	$322	$314
Enterprise	544	538
Total segment	866	852
Corporate, eliminations (1)	(1)	(3)
Total	$865	$849
Operating income (loss):
Legacy Zebra	$67	$71
Enterprise	55	42
Total segment	122	113
Corporate, eliminations (2)	(82)	(103)
Total	$40	$10

(1)	Amounts included in Corporate, eliminations consist of purchase accounting adjustments not reported in segments related to the Acquisition.

(2)
Amounts included in Corporate, eliminations consist of purchase accounting adjustments not reported in segments; amortization expense, acquisition and integration expenses, and exit and restructuring costs.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Zebra Technologies Corporation and its subsidiaries (“Zebra” or “Company”) is a global leader respected for innovative Enterprise Asset Intelligence (“EAI”) solutions in the automatic information and data capture industry. We design, manufacture, and sell a broad range of products that capture and move data, including: mobile computers; barcode scanners and imagers; radio frequency identification device (“RFID”) readers; specialty printers for barcode labeling and personal identification; real-time location systems (“RTLS”); related accessories and supplies, such as self-adhesive labels and other consumables; and utilities and application software. We also provide a full range of services, including maintenance, technical support, repair, and managed services, including cloud-based subscriptions. End-users of our products and services include those in the retail, transportation and logistics, manufacturing, healthcare, hospitality, warehouse and distribution, energy and utilities, and education industries around the world.

Our customers have traditionally benefited from proven solutions that increase productivity and improve efficiency and asset utilization. The Company is poised to drive and capitalize on the evolution of the data capture industry into the broader EAI industry, based on important technology trends like the Internet of Things (“IoT”), ubiquitous mobility, and cloud computing. EAI solutions offer additional benefits to our customers including real-time, data-driven insights that improve operational visibility and drive workflow optimization.

On September 13, 2016, the Company entered into an Asset Purchase Agreement with Extreme Networks, Inc. to divest of its wireless LAN (“WLAN”) business (“Divestiture Group”). WLAN operating results are reported in the Enterprise segment through the closing date of the WLAN divestiture of October 28, 2016. See Note 4, Business Divestiture for additional information.

Segments
The Company’s operations consist of two reportable segments: Legacy Zebra and Enterprise. Industries served by both segments include retail, transportation and logistics, manufacturing, healthcare, and other end markets within the following regions: North America; Latin America; Asia-Pacific; and Europe, Middle East, and Africa. The Legacy Zebra segment is an industry leader in barcode printing and asset tracking technologies. Its major product lines include barcode and card printers, location solutions, supplies, and services. The Enterprise segment is an industry leader in automatic information and data capture solutions. Its major product lines include mobile computing, data capture, RFID, and services.

Geographic Information. For the three months ended April 1, 2017, the Company recorded $865 million of net sales in its Consolidated Statements of Operations, of which approximately 48.2% were attributable to North America; approximately

33.2% were attributable to Europe, Middle East, and Africa (“EMEA”); and other foreign locations accounted for the remaining 18.6%.

Restructuring Programs
In the first quarter 2017, the Company’s executive leadership approved an initiative to continue the company’s efforts to increase operational efficiency (the “Productivity Plan”). The Company expects the Productivity Plan to build upon the exit and restructuring initiatives specific to the Acquisition that the Company previously announced and began implementing during the first quarter 2015. Expected actions under the Productivity Plan could impact either reportable segment and may include actions related to organizational design changes, process improvements, and automation. Implementation of actions identified through the Productivity Plan is expected to be substantially complete by the end of our 2018 fiscal year with the first full year of financial benefits realized in 2019. The Company has not finalized its estimate of one-time implementation costs, exit and restructuring charges, or expected benefits that may result from these efforts and will provide updates on these items in future periodic filings.

The Company entered into an exit and restructuring plan specific to the Acquisition during the first quarter 2015. The Company expects total charges specific to the Acquisition for the year ended December 31, 2017 to be in the range of $5 million to $7 million.

See Note 5, Costs Associated with Exit and Restructuring Activities for further information.

Results of Operations

Consolidated Results of Operations

The following tables present key statistics for the Company’s operations for the three months ended April 1, 2017 and April 2, 2016, respectively (in millions, except percentages):

	Three Months Ended
	April 1, 2017	April 2, 2016	$ Change	% Change
Net sales	$865	$849	$16	1.9%
Gross profit	401	390	11	2.8%
Operating expenses	361	380	(19)	(5.0)%
Operating income	$40	$10	30	300.0%
Gross margin	46.4%	45.9%

Net sales to customers by geographic region were as follows (in millions, except percentages):

	Three Months Ended
	April 1, 2017	April 2, 2016	$ Change	% Change
Europe, Middle East and Africa	$287	$274	$13	4.7%
Latin America	53	46	7	15.2%
Asia-Pacific	108	114	(6)	(5.3)%
Total International	448	434	14	3.2%
North America	417	415	2	0.5%
Total net sales	$865	$849	$16	1.9%

Operating expenses are summarized below (in millions, except percentages):

	Three Months Ended
	April 1, 2017	April 2, 2016	$ Change	% Change
Selling and marketing	$109	$113	$(4)	(3.5)%
Research and development	96	93	3	3.2%
General and administrative	75	74	1	1.4%
Amortization of intangible assets	50	59	(9)	(15.3)%
Acquisition and integration costs	27	36	(9)	(25.0)%
Exit and restructuring costs	4	5	(1)	(20.0)%
Total operating expenses	$361	$380	$(19)	(5.0)%

First quarter 2017 compared to first quarter 2016

Net sales increased by $16 million or 1.9% compared with the prior year period. The increase in net sales is due primarily to increased hardware sales in North America, EMEA, and Latin America partially offset by lower hardware sales in Asia-Pacific. The increase in hardware sales is largely attributable to higher sales of mobile computing, data capture, and supplies products being partially offset by the impact of the divestiture of the WLAN business in October 2016. Services sales were also lower, attributable to the impact of the WLAN divestiture. On a constant currency basis and excluding purchase accounting adjustments and WLAN prior period results, overall net sales increased approximately 7% compared to the prior year period, reflecting growth of approximately 5%, 11%, 1%, and 16% in North America, EMEA, APAC and Latin America, respectively.

Gross margin as a percent of sales was 46.4% compared to the prior year period of 45.9%. The improvement in gross margin reflects an increase in the Enterprise segment gross margin primarily due to the improvements in product costs. This was partially offset by lower Legacy Zebra segment gross margin resulting largely from higher overhead costs.

Operating expenses for the quarter ended April 1, 2017 and April 2, 2016, were $361 million and $380 million, or 41.7% and 44.8% of net sales, respectively. The reduction in operating expenses reflects the Company’s continued focus on improving operating efficiency, controlling expenses, and the divestiture of the WLAN business. Research and development costs were higher reflecting increased incentive compensation related expenses associated with improved financial performance and program investments partially offset by the impact of the divesture of the WLAN business. General and administrative expenses were comparable to the prior year period, as favorability driven by the divestiture of the WLAN business and lower benefit costs was offset by increased incentive compensation associated with improved financial performance and business tax expenses. Amortization of intangible assets declined primarily due to the impairment charges taken in 2016 related to the WLAN divestiture. The Company has made significant progress on its integration activities associated with the Acquisition, including exiting many transition services agreements with Motorola Solutions. This has resulted in a decline in acquisition and integration costs compared to the prior year period. Exit and restructuring costs were essentially comparable to the prior year period.

Operating income increased $30 million or 300.0% compared to the prior year. The increase was primarily due to higher sales and gross profit and lower operating expenses.

The Company conducts business in multiple currencies throughout the world, thus has exposure to movements in foreign exchange rates.  As a result, the Company recognized a foreign exchange loss of $1 million for the first quarter ended April 1, 2017 compared to a gain of $2 million in the prior year period.
Interest expense was $41 million for the quarter ended April 1, 2017, as compared to $50 million in the prior year. The decline over the prior year was driven by the early repayments of debt being partially offset by accelerated amortization costs and higher interest rates.

In the period ending April 1, 2017, the Company recognized a tax benefit of $10 million compared to a tax benefit of $13 million for the prior year period. The Company’s effective tax rates were 500.0% and 33.3% as of April 1, 2017 and April 2, 2016, respectively. The Company’s effective tax rate was greater than the federal statutory rate of 35% primarily attributable to unbenefited foreign losses, benefits of foreign rates, and credits against U.S. income tax offset by the impacts of the Enterprise acquisition and state income taxes, as well as discrete benefits related to recognition of the tax impacts of intracompany transfers, rate changes in foreign jurisdictions, and benefits related to stock compensation.

Results of Operations by Segment

The following commentary should be read in conjunction with the financial results of each operating business segment as detailed in Note 13, Segment Information in the Notes to the Consolidated Financial Statements. The segment results exclude purchase accounting adjustments, amortization, acquisition, integration, and exit and restructuring costs.

Legacy Zebra
(in millions, except percentages)

	Three Months Ended
	April 1, 2017	April 2, 2016	$ Change	% Change
Net sales	$322	$314	$8	2.5%
Gross profit	162	165	(3)	(1.8)%
Operating expenses	95	94	1	1.1%
Operating income	$67	$71	(4)	(5.6)%
Gross margin	50.3%	52.5%

First quarter 2017 compared to first quarter 2016

Net sales for the quarter ended April 1, 2017 within Legacy Zebra increased $8 million or 2.5% compared to prior year period. The increase in net sales was primarily due to higher sales of services and printing products. On a constant currency basis, Legacy Zebra sales grew by approximately 3% compared to the prior year period.

Gross margin as a percentage of sales was 50.3% for the quarter ended April 1, 2017 compared to 52.5% for the prior year period. The decrease in gross margin reflects higher overhead costs, including freight and costs associated with the recently relocated North American distribution center, and higher services costs.

Operating income for the quarter ended April 1, 2017, decreased 5.6% as the impact of higher sales was offset by lower gross margin and higher operating expenses.

Enterprise
(in millions, except percentages)

	Three Months Ended
	April 1, 2017	April 2, 2016	$ Change	% Change
Net sales	$544	$538	$6	1.1%
Gross profit	240	228	12	5.3%
Operating expenses	185	186	(1)	(0.5)%
Operating income	$55	$42	13	31.0%
Gross margin	44.1%	42.4%

First quarter 2017 compared to first quarter 2016

Net sales for the period ending April 1, 2017 within Enterprise increased $6 million or 1.1% compared to prior year period. The increase in net sales was primarily driven by higher sales of mobile computing and data capture products, partially offset by impact of the divestiture of the WLAN business in October 2016. On a constant currency basis and excluding WLAN prior period results, sales grew by approximately 9% compared to the prior year period.

Gross profit margin for the quarter ended April 1, 2017 was 44.1% compared to 42.4% in the prior year period. The improvement in gross margin was due primarily to changes in lower hardware material costs, lower overhead expenses and product mix, partially offset by higher services costs.

Operating income increased 31.0% due to the increases in sales and gross profit, as well as lower operating expenses primarily due to the divestiture of the WLAN business.

Liquidity and Capital Resources

The primary factors that influence our liquidity include, but are not limited to, the amount and timing of our revenues, cash collections from our customers, capital expenditures, repatriation of foreign cash and investments, and acquisitions of third-parties. Management believes that our existing capital resources and funds generated from operations are sufficient to meet anticipated capital requirements and service our indebtedness. The following table summarizes our cash flow activities for the years indicated (in millions, except percentages):

	Three Months Ended
	April 1, 2017	April 2, 2016	$ Change	% Change
Operating activities	$117	$96	$21	21.9%
Investing activities	(13)	(20)	7	(35.0)%
Financing activities	(78)	(77)	(1)	1.3%
Effect of exchange rates on cash	(2)	3	(5)	(166.7)%
Net increase in cash and cash equivalents	$24	$2	$22	1,100.0%
The change in the Company’s cash and cash equivalents balance as of April 1, 2017 is reflective of the following:

•
The improvement in cash flow from operations was driven by net income of $8 million in the current period compared to net loss of $26 million in the prior year period. This included significant non-cash drivers of a lower deferred income tax benefit of $12 million. Additionally, the Company had improved working capital of $11 million during 2017. Working capital improvements consisted primarily of lower income taxes paid, lower accrued liabilities and increased deferred revenue.

•	The decline in net cash used in investing activities is driven by lower capital expenditures.

•	Net cash used in financing activities during 2017 consisted primarily of early debt principal repayments of $80 million under the Term Loan which is flat to the prior year comparable period.

The following table shows the Company’s level of long-term debt and other information as of April 1, 2017 (in millions):

Senior Notes	$1,050
Term Loan	1,573
Less: Debt Issuance Costs	(20)
Less: Unamortized Discounts	(30)
Total Long-Term Debt	$2,573
Private Offering
On October 15, 2014, the Company completed a private offering of $1.05 billion in 7.25% Senior Notes due October 15, 2022. Interest on the Senior Notes is payable in cash on April 15 and October 15 of each year.

The indenture covering the Senior Notes contains certain covenants limiting among other things the ability of the Company and its restricted subsidiaries, with certain exceptions as described in the indenture, to; (i) incur indebtedness or issue certain preferred stock; (ii) incur liens; (iii) pay dividends or make distributions in respect of capital stock; (iv) purchase or redeem capital stock; (v) make investments or certain other restricted payments; (vi) sell assets; (vii) issue or sell stock of restricted subsidiaries; (viii) enter into transactions with stockholders or affiliates; or (ix) effect a consolidation or merger. As of April 1, 2017, the Company was in compliance with these covenants.

Credit Facilities
On October 27, 2014, the Company entered into a credit agreement (the “Credit Agreement”) which provided for a term loan of $2.2 billion (“Term Loan”) and a revolving credit facility of $250 million (“Revolving Credit Facility”). The Company entered into amendments to the Credit Agreement on June 2, 2016 and December 6, 2016 (the “2016 Amendments”), respectively, which lowered the index rate spread for LIBOR loans from LIBOR + 400 bps down to LIBOR + 250 bps. In accounting for the 2016 Amendments, the Company applied the provisions of ASC 470-50, Modifications and Extinguishments. The evaluation of the accounting was done on a creditor by creditor basis in order to determine if the terms of the debt were substantially different and, as a result, whether to apply modification or extinguishment accounting. As a result, the Company recorded expenses in the fiscal year 2016, primarily related to costs incurred with third-parties for arranger, legal, and other services and the loss incurred on the extinguished debt totaling $4.4 million. These expenses are reflected as non-operating expenses on the year ended December 31, 2016 Consolidated Statement of Operations. As a result of the 2016 Amendments, the Company paid $4.9 million million to the creditors in exchange for the modification and reported it as debt discount which is being amortizing over the life of the modified debt using the interest method. Borrowings under the Term Loan, as amended, bear interest at a variable rate subject to a floor of 3.25%.

As of April 1, 2017, the Term Loan interest rate was 3.60%. Interest payments are payable quarterly. The Company has entered into interest rate swaps to manage interest rate risk on its long-term debt. See Note 7, Derivative Instruments for further details.

The Credit Agreement, as amended, requires the Company to repay a set amount of principal and accrued interest on the Term Loan on a quarterly basis . The Credit Agreement also requires the Company to prepay certain amounts in the event of certain circumstances or transactions, as defined in the Credit Agreement. The Company may make optional prepayments against the Term Loan, in whole or in part, without premium or penalty. The Company made optional principal prepayments of $80 million in the first quarter 2017. Through April 2017, the Company made additional optional principal prepayments of $50 million. The Term Loan, unless amended, modified, or extended, will mature on October 27, 2021 (the “Term Loan Maturity Date”).  To the extent not previously paid, the Term Loan (or Term Loans, as the case may be) are due and payable on the Term Loan Maturity Date.  At such time, the Company will be required to repay all outstanding principal, accrued and unpaid interest and other charges in accordance with the Credit Agreement.  Assuming the Company makes no further optional prepayments on the Term Loan, the outstanding principal as of the Term Loan Maturity Date will be approximately $1.6 billion.

The Credit Agreement requires the Company to prepay the Revolving Credit Facility, under certain circumstances or transactions defined in the Credit Agreement. The Revolving Credit Facility is available for working capital and other general corporate purposes including letters of credit. The amount (including letters of credit) cannot exceed $250 million. As of April 1, 2017, the Company had established letters of credit totaling $4 million, which reduced funds available for other borrowings under the agreement to $246 million. The Revolving Credit Facility will mature and the commitments thereunder will terminate on October 27, 2019.

Borrowings under the Revolving Credit Facility bear interest at a variable rate plus an applicable margin. The applicable margin for borrowings under the Revolving Credit Facility ranges from 2.25% to 2.75% depending on the Company’s consolidated total secured net leverage ratio, which is evaluated on a quarterly basis. Interest payments are payable quarterly. As of April 1, 2017, the Company did not have any borrowings outstanding against the Revolving Credit Facility.

Certain domestic subsidiaries of the Company (the “Guarantor Subsidiaries”) guarantee the Notes, the Term Loan and the Revolving Credit Facility on a senior basis: For the period ended April 1, 2017, the non-Guarantor Subsidiaries would have (a) accounted for 79.0% of our total revenue and (b) held 84.4% or $3.8 billion of our total assets and approximately 88.7% or $3.3 billion of our total liabilities including trade payables but excluding intercompany liabilities.

As of April 1, 2017, the Company’s cash position of $180 million included foreign cash and investments of $99 million.

Management believes that existing capital resources and funds generated from operations are sufficient to finance anticipated capital requirements.

Significant Customers

The net sales to significant customers as a percentage of total net sales were as follows:

	Three Months Ended
	April 1, 2017			April 2, 2016
	Zebra	Enterprise	Total	Zebra	Enterprise	Total
Customer A	6.6%	13.3%	19.9%	6.0%	13.6%	19.6%
Customer B	5.2%	8.2%	13.4%	4.5%	8.2%	12.7%
Customer C	6.6%	6.3%	12.9%	5.8%	6.6%	12.4%

At April 1, 2017, the Company has three customers that each accounted for more than 10% of outstanding accounts receivable. The largest customers accounted for 19.3%, 16.0%, and 13.6% of outstanding accounts receivable. No other customer accounted for 10% or more of total net sales during these periods. The customers disclosed above are distributors (i.e. not end users) of the Company’s products.
Safe Harbor

Forward-looking statements contained in this filing are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995 and are highly dependent upon a variety of important factors, which could cause actual results to differ materially from those expressed or implied in such forward-looking statements. When used in this document and documents referenced, the words “anticipate,” “believe,” “intend,” “estimate,” “will” and “expect” and similar expressions as they relate to Zebra or its management are intended to identify such forward-looking statements, but are not the exclusive means of identifying these statements. The forward-looking statements include, but are not limited to, Zebra’s financial outlook for the full year of 2017. These forward-looking statements are based on current expectations, forecasts and assumptions and are subject to the risks and uncertainties inherent in Zebra’s industry, market conditions, general domestic and international economic conditions, and other factors. These factors include:

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

•	Zebra’s ability to purchase sufficient materials, parts and components to meet customer demand, particularly in light of global economic conditions,

•	The availability of credit and the volatility of capital markets, which may affect our suppliers, customers and ourselves,

•	Success of integrating acquisitions, including the Enterprise business we acquired in October 2014 from Motorola Solutions, Inc.,

•	Interest rate and financial market conditions,

•	Access to cash and cash equivalents held outside the United States,

•	The effect of natural disasters on our business,

•	The impact of changes in governmental policies, laws or regulations in countries where we conduct business, including the U.S.,

•	The impact of foreign exchange rates due to the large percentage of our sales and operations being in countries outside the U.S.,

•	The outcome of litigation in which Zebra may be involved, particularly litigation or claims related to infringement of third-party intellectual property rights, and

•	The outcome of any future tax matters or tax law changes.

We encourage readers of this report to review Item 1A, “Risk Factors,” in the Annual Report on Form 10-K for the year ended December 31, 2016, for further discussion of issues that could affect Zebra’s future results. Zebra undertakes no obligation, other than as may be required by law, to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances, or any other reason after the date of this report.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in the Company’s market risk during the quarter ended April 1, 2017. For additional information on market risk, refer to the “Quantitative and Qualitative Disclosures About Market Risk” section of the Form 10-K for the year ended December 31, 2016.

In the normal course of business, portions of the Company’s operations are subject to fluctuations in currency values. The Company manages these risks using derivative financial instruments. See Note 7, Derivative Instruments to the Consolidated Financial Statements included in this report for further discussion of derivative instruments.

Item 4.	Controls and Procedures

Management’s Report on Disclosure Controls

Our management is responsible for establishing and maintaining adequate disclosure controls as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management assessed the effectiveness of our disclosure controls as of April 1, 2017. Based on this assessment and those criteria, our management believes that, as of April 1, 2017, our disclosure controls are effective.

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
See Note 9, Commitments and Contingencies to the Consolidated Financial Statements included in this report.

Item 1A.	Risk Factors

In addition to the other information included in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2016, and the factors identified under “Safe Harbor” at the end of Item 2 of Part I of the Quarterly Report on Form 10-Q, which could materially affect our business, financial condition, cash flows, or results of operations. The risks described in the Annual Report are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently considers immaterial also may materially adversely affect its business, financial condition, and/or operating results. There have been no material changes to the risk factors included in our Annual Report for the year ended December 31, 2016, other than the risk entitled “Zebra could be adversely impacted by the United Kingdom’s withdrawal from the European Union” which is described below.

Zebra could be adversely impacted by the United Kingdom’s withdrawal from the European Union. Zebra maintains its European regional headquarters and a label converting facility in the U.K. and has significant operations and sales throughout Europe. Although the U.K. has formally notified the E.U. of its intention to withdraw, such notice has only triggered a two-year period to negotiate the terms of the withdrawal, which period could be extended. Because the terms of the U.K.’s withdrawal are uncertain, we are unable at this time to determine the impact on Zebra’s operations and business in the U.K. and Europe. Since the U.K.’s referendum in June 2016 to withdraw from the E.U., markets have been volatile, including fluctuations in the British pound, that could adversely impact Zebra’s operating costs in the U.K. Such market volatility could also cause customers to alter or delay buying decisions that would adversely impact Zebra’s sales in the U.K. and throughout Europe. A significant portion of our business involves cross border transactions throughout the region. Future trade agreements between the U.K. and the E.U. could adversely impact Zebra’s operations in the region by increasing costs on or importation requirements on shipments between our distribution center in the Netherlands and customers in the U.K. or between our facility in the U.K. and customers in the E.U.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Treasury Shares

We did not purchase shares of Zebra Class A common stock during the period ending April 1, 2017 as part of the purchase plan program.

In November 2011, our Board authorized the purchase of up to an additional 3,000,000 shares under the purchase plan program and the maximum number of shares that may yet be purchased under the program is 665,475. The November 2011 authorization does not have an expiration date.

Item 6.	Exhibits

10.1	Form of 2017 time-vested stock appreciation rights agreement for employees other than CEO.
10.2	Form of 2017 time-vested stock appreciation rights agreement for CEO.
31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from Zebra Technologies Corporation Quarterly Report on Form 10-Q, for the quarter ended April 1, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the consolidated balance sheets; (ii) the consolidated statements of operations; (iii) the consolidated statements of comprehensive (loss) income; (iv) the consolidated statements of cash flows; and (v) notes to consolidated financial statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZEBRA TECHNOLOGIES CORPORATION

Date: May 9, 2017	By:	/s/ Anders Gustafsson
Anders Gustafsson
Chief Executive Officer

Date: May 9, 2017	By:	/s/ Olivier Leonetti
Olivier Leonetti
Chief Financial Officer