Form 10-Q
period 2017-07-01
ZEBRA TECHNOLOGIES CORP
filed 2017-08-08
CIK 877212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2017
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of Aug 1, 2017, there were 53,108,240 shares of Class A Common Stock, $.01 par value, outstanding.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
QUARTER ENDED JULY 1, 2017

PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements
ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	July 1, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$95	$156
Accounts receivable, net of allowances for doubtful accounts of $3	527	625
Inventories, net	414	345
Income tax receivable	65	32
Prepaid expenses and other current assets	35	64
Total Current assets	1,136	1,222
Property, plant and equipment, net	273	292
Goodwill	2,464	2,458
Other intangibles, net	380	480
Long-term deferred income taxes	124	113
Other long-term assets	68	67
Total Assets	$4,445	$4,632
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$436	$413
Accrued liabilities	314	323
Deferred revenue	214	191
Income taxes payable	19	22
Total Current liabilities	983	949
Long-term debt	2,418	2,648
Long-term deferred income taxes	2	3
Long-term deferred revenue	122	124
Other long-term liabilities	108	116
Total Liabilities	3,633	3,840
Stockholders’ Equity:
Preferred stock, $.01 par value; authorized 10,000,000 shares; none issued	—	—
Class A common stock, $.01 par value; authorized 150,000,000 shares; issued 72,151,857 shares	1	1
Additional paid-in capital	234	210
Treasury stock at cost, 19,042,813 and 19,267,269 shares at July 1, 2017 and December 31, 2016, respectively	(622)	(614)
Retained earnings	1,256	1,240
Accumulated other comprehensive loss	(57)	(45)
Total Stockholders’ Equity	812	792
Total Liabilities and Stockholders’ Equity	$4,445	$4,632
See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Net sales:
Net sales of tangible products	$779	$753	$1,514	$1,469
Revenue from services and software	117	126	247	259
Total Net sales	896	879	1,761	1,728
Cost of sales:
Cost of sales of tangible products	408	387	787	762
Cost of services and software	77	86	162	170
Total Cost of sales	485	473	949	932
Gross profit	411	406	812	796
Operating expenses:
Selling and marketing	114	112	223	225
Research and development	99	95	195	188
General and administrative	68	77	143	151
Amortization of intangible assets	52	60	102	119
Acquisition and integration costs	19	34	46	70
Exit and restructuring costs	1	5	5	10
Total Operating expenses	353	383	714	763
Operating income	58	23	98	33
Other (expenses) income:
Foreign exchange gain (loss)	2	(5)	1	(3)
Interest expense, net	(40)	(49)	(81)	(99)
Other, net	(1)	(2)	(1)	(3)
Total Other expenses	(39)	(56)	(81)	(105)
Income (loss) before income taxes	19	(33)	17	(72)
Income tax expense (benefit)	2	12	(8)	(1)
Net income (loss)	$17	$(45)	$25	$(71)
Basic earnings (loss) per share	$0.33	$(0.88)	$0.49	$(1.38)
Diluted earnings (loss) per share	$0.32	$(0.88)	$0.48	$(1.38)
Basic weighted average shares outstanding	51,996,353	51,533,236	51,928,911	51,405,373
Diluted weighted average and equivalent shares outstanding	53,128,657	51,533,236	53,037,956	51,405,373
See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Net income (loss)	$17	$(45)	$25	$(71)
Other comprehensive income (loss), net of tax:
Unrealized (loss) gain on anticipated sales hedging transactions	(8)	11	(14)	(4)
Unrealized (loss) gain on forward interest rate swaps hedging transactions	—	(3)	2	(10)
Foreign currency translation adjustment	—	(6)	—	(2)
Comprehensive income (loss)	$9	$(43)	$13	$(87)
See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six months ended
	July 1, 2017	July 2, 2016
Cash flows from operating activities:
Net income (loss)	$25	$(71)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	141	154
Amortization of debt issuance costs and discount	10	11
Share-based compensation	15	12
Deferred income taxes	(10)	3
Unrealized gain on forward interest rate swaps	(1)	(2)
Other, net	2	4
Changes in operating assets and liabilities:
Accounts receivable, net	104	43
Inventories, net	(68)	35
Other assets	15	21
Accounts payable	22	51
Accrued liabilities	(30)	(74)
Deferred revenue	20	4
Income taxes	(35)	(61)
Other operating activities	(7)	(6)
Net cash provided by operating activities	203	124
Cash flows from investing activities:
Purchases of property, plant and equipment	(22)	(35)
Purchases of long-term investments	—	(1)
Net cash used in investing activities	(22)	(36)
Cash flows from financing activities:
Payment of long-term debt	(240)	(213)
Proceeds from issuance of long-term debt	—	68
Proceeds from exercise of stock options and stock purchase plan purchases	7	5
Taxes paid related to net share settlement of equity awards	(5)	(6)
Net cash used in financing activities	(238)	(146)
Effect of exchange rate changes on cash	(4)	7
Net decrease in cash and cash equivalents	(61)	(51)
Cash and cash equivalents at beginning of year	156	192
Cash and cash equivalents at end of year	$95	$141
Supplemental disclosures of cash flow information:
Income taxes paid	$43	$52
Interest paid	$70	$99
See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 Description of Business and Basis of Presentation

Zebra Technologies Corporation and its wholly-owned subsidiaries (“Zebra” or the “Company”) is a global leader providing innovative Enterprise Asset Intelligence (“EAI”) solutions in the automatic information and data capture solutions industry. We design, manufacture, and sell a broad range of products that capture and move data. We also provide a full range of services, including maintenance, technical support, repair, and managed services, including cloud-based subscriptions. End-users of our products and services include those in retail, transportation and logistics, manufacturing, healthcare, hospitality, warehouse and distribution, energy and utilities, and education industries around the world. We provide our products and services globally through a direct sales force and an extensive network of partners.

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
In the opinion of the Company, these interim financial statements include all adjustments (of a normal, recurring nature) necessary to present fairly its Consolidated Balance Sheet as of July 1, 2017 and the Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended July 1, 2017 and July 2, 2016, and the Consolidated Statements of Cash Flows for the six months ended July 1, 2017 and July 2, 2016. These results, however, are not necessarily indicative of the results expected for the full year.

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

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740) Intra-Entity Transfers of Assets Other Than Inventory.” The ASU allows for an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Consequently, the amendments in this ASU eliminate the exception for an intra-entity transfer of an asset other than inventory. The standard will be effective for public companies in the first calendar quarter of 2018, with early adoption permitted and on a modified retrospective basis as of the beginning of the period of adoption. The Company has adopted this ASU effective January 1, 2017. The Company recorded a reduction to retained earnings for the prior period catch-up of approximately $9 million for the unamortized prepaid tax on an intra-entity transfer of workforce in place. The Company recognized an additional tax benefit of $3 million and $4 million in the quarter and six months ended July 1, 2017, respectively.

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
Recently Issued Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” The core principle is that a company should recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. There are two transition methods available under the new standard, either modified retrospective (cumulative effect to retained earnings) or retrospective. Certain costs to obtain a contract, which have generally been expensed as incurred under the current guidance, would be capitalized and amortized in a pattern consistent with the transfer to the customer of the goods or services to which the asset relates. This standard will be effective for the Company in the first quarter of 2018. Earlier adoption is permitted only for annual periods after December 15, 2016.

We completed the assessment phase of this new standard in 2016 and developed a project plan to guide the implementation phase. We are in the process of updating our accounting policy around revenue recognition, evaluating new disclosure requirements, and identifying and implementing appropriate changes to our business processes, systems, and controls to support recognition and disclosure under the new standard. Observations from the implementation phase indicate that certain contractual provisions in some of our agreements could result in a different number of performance obligations and therefore different revenue recognition timing patterns under the new standard as compared to the current standard. Further, the new disclosure requirements are expected to generate changes to the content and presentation of the financial statement footnotes. The Company plans to apply the modified retrospective approach when adopting the standard in the first quarter of 2018.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Subtopic 842).” This ASU increases the transparency and comparability of organizations by recognizing lease assets and liabilities on the consolidated balance sheet and disclosing key quantitative and qualitative information about leasing arrangements. The principal difference from previous guidance is that the lease assets and lease liabilities arising from operating leases were not previously recognized in the consolidated balance sheet. The recognition, measurement, presentation, and cash flows arising from a lease by a lessee have not significantly changed. This standard will be effective for the Company in the first quarter of 2019, with early adoption permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach, which includes a number of optional practical expedients that entities may elect to apply. Management is currently assessing the impact of adoption on its consolidated financial statements. The impact of this ASU is non-cash in nature and will not affect the Company’s cash position.

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

The components of inventories, net are as follows (in millions):

	July 1, 2017	December 31, 2016
Raw material	$154	$172
Work in process	2	1
Finished goods	339	254
Inventories, gross	495	427
Inventory reserves	(81)	(82)
Inventories, net	$414	$345

Note 4 Business Divestiture

On September 13, 2016, the Company entered into an Asset Purchase Agreement with Extreme Networks, Inc. to dispose of the Company’s wireless LAN (“WLAN”) business (“Divestiture Group”) for a gross purchase price of $55 million. On October 28, 2016, the Company completed the disposition of the Divestiture Group and recorded net proceeds of $39 million. In August 2017, the Company and Extreme Networks, Inc. finalized the net working capital amount for the Divestiture Group. The finalized amount did not differ materially from the original estimate.

WLAN operating results are reported in the Enterprise segment through the closing date of the WLAN divestiture of October 28, 2016. Within the quarter ended July 2, 2016 Consolidated Statement of Operations, the Company generated revenue and gross profit from these assets of $32 million and $15 million, respectively. For the six month period ended July 2, 2016 Consolidated Statement of Operations, the Company generated revenue and gross profit from these assets of $65 million and $29 million, respectively.

Note 5 Costs Associated with Exit and Restructuring Activities

In the first quarter 2017, the Company’s executive leadership approved an initiative to continue the company’s efforts to increase operational efficiency (the “Productivity Plan”). The Company expects the Productivity Plan to build upon the exit and restructuring initiatives specific to the acquisition of the Enterprise business (“Enterprise”) from Motorola Solutions, Inc. in October 2014 and further defined in the Company’s Form 10-K, (the “Acquisition Plan” or the “Acquisition”) that the Company previously announced and began implementing during the first quarter 2015. Expected actions under the Productivity Plan may include actions related to organizational design changes, process improvements, and automation. Implementation of actions identified through the Productivity Plan is expected to be substantially complete by the end of our 2018 fiscal year with the first full year of financial benefits realized in 2019. The Company has not finalized its estimate of one-time implementation costs, exit and restructuring charges, or expected benefits that may result from these efforts and will provide updates on these items in future periodic filings. Exit and restructuring costs are not included in the operating results of segment reporting as they are not deemed to impact the specific segment measures as reviewed by our Chief Operating Decision Maker and therefore are reported as a component of corporate eliminations.

Total exit and restructuring charges of $5 million life-to-date specific to the Productivity Plan have been recorded through July 1, 2017 and relate to severance, related benefits, and other expenses. Exit and restructuring charges of $1 million were recorded in the current quarter and relate to severance, related benefits, and other expenses.

Total exit and restructuring charges of $65 million life-to-date specific to the Acquisition Plan have been recorded through July 1, 2017 and include severance, related benefits, and other expenses. Charges related to the Acquisition Plan for the six month period and quarter ended July 1, 2017 were less than $1 million. The Company expects to complete the actions of the Acquisition Plan by December 31, 2017. Total remaining charges associated with this plan are expected to be in the range of $5 million to $7 million.

During the period ended July 1, 2017, the Company incurred exit and restructuring costs as follows (in millions):

	Cumulative costs incurred through December 31, 2016	Costs incurred for the six months ended July 1, 2017	Cumulative costs incurred through July 1, 2017
Severance, related benefits and, other expenses	$54	$5	$59
Obligations for future non-cancellable lease payments	11	—	11
Total	$65	$5	$70
Total exit and restructuring charges for the three and six month periods ended July 1, 2017 were $1 million and $5 million, respectively.
A rollforward of the exit and restructuring accruals is as follows (in millions):

	Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Balance at the beginning of the period	$11	$13	$10	$15
Charged to earnings, net	1	5	5	10
Cash paid	(5)	(5)	(8)	(12)
Balance at the end of the period	$7	$13	$7	$13
Liabilities related to exit and restructuring activities are included in the following accounts in the consolidated balance sheets (in millions):

	July 1, 2017	December 31, 2016
Accrued liabilities	$4	$7
Other long-term liabilities	3	3
Total liabilities related to exit and restructuring activities	$7	$10
Settlement of the specified long-term balance will be completed by May 2023 due to the remaining obligation of non-cancellable lease payments associated with the exited facilities.

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
Financial assets and liabilities carried at fair value as of July 1, 2017, are classified below (in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Money market investments related to the deferred compensation plan	$13	$—	$—	$13
Total Assets at fair value	$13	$—	$—	$13
Liabilities:
Forward interest rate swap contracts (2)	$—	$25	$—	$25
Foreign exchange contracts (1)	11	6	—	17
Liabilities related to the deferred compensation plan	13	—	—	13
Total Liabilities at fair value	$24	$31	$—	$55
Financial assets and liabilities carried at fair value as of December 31, 2016, are classified below (in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange contracts (1)	$11	$12	$—	$23
Money market investments related to the deferred compensation plan	11	—	—	11
Total Assets at fair value	$22	$12	$—	$34
Liabilities:
Forward interest rate swap contracts (2)	$—	$27	$—	$27
Liabilities related to the deferred compensation plan	11	—	—	11
Total Liabilities at fair value	$11	$27	$—	$38

(1) The fair value of the derivative contracts is calculated as follows:
a. Fair value of a put option contract associated with forecasted sales hedges is calculated using bid and ask rates for similar contracts.
b. Fair value of regular forward contracts associated with forecasted sales hedges is calculated using the period-end exchange rate adjusted for current forward points.
c. Fair value of hedges against net assets is calculated at the period-end exchange rate adjusted for current forward points (Level 2). If the hedge has been traded but not settled at period-end, the fair value is calculated at the rate at which the hedge is being settled (Level 1). As a result, transfers from Level 2 to Level 1 of the fair value hierarchy totaled $11 million and $11 million as of July 1, 2017 and December 31, 2016, respectively.
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

	Asset (Liability) Derivatives
	Balance Sheet Classification	Fair Value
		July 1, 2017	December 31, 2016
Derivative instruments designated as hedges:
Foreign exchange contracts	Prepaid expenses and other current assets	$—	$12
Foreign exchange contracts	Accrued liabilities	(6)	—
Forward interest rate swaps	Accrued liabilities	(5)	(3)
Forward interest rate swaps	Other long-term liabilities	(11)	(13)
Total derivative instruments designated as hedges		$(22)	$(4)

Derivative instruments not designated as hedges:
Foreign exchange contracts	Prepaid expenses and other current assets	$—	$11
Foreign exchange contracts	Accrued liabilities	(11)	—
Forward interest rate swaps	Accrued liabilities	(3)	(1)
Forward interest rate swaps	Other long-term liabilities	(6)	(10)
Total derivative instruments not designated as hedges		(20)	—
Total Net Derivative Liability		$(42)	$(4)
See also Note 6, Fair Value Measurements.
The following table presents the (losses) gains from changes in fair values of derivatives that are not designated as hedges (in millions):

	Gain (Loss) Recognized in Income
		Three Months Ended		Six Months Ended
	Statement of Operations Classification	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Derivative instruments not designated as hedges:
Foreign exchange contracts	Foreign exchange (loss) gain	$(11)	$2	$(16)	$(3)
Forward interest rate swaps	Interest expense, net	—	1	1	2
Total (loss) gain recognized in income		$(11)	$3	$(15)	$(1)

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

The Company manages the exchange rate risk of anticipated euro denominated sales using put options, forward contracts, and participating forwards, all of which typically mature within twelve months of execution. The Company designates these derivative contracts as cash flow hedges. Gains and losses on these contracts are deferred in accumulated other comprehensive loss until the contract is settled and the hedged sale is realized. The gain or loss is then reported as an increase or decrease to net sales. As of July 1, 2017 and December 31, 2016, the notional amounts of the Company’s foreign exchange cash flow hedges were €349 million and €341 million, respectively. The Company has reviewed cash flow hedges for effectiveness and determined they are highly effective.

The Company uses forward contracts, which are not designated as hedging instruments, to manage its exposures related to its Brazilian real, British pound, Canadian dollar, Czech koruna, Euro, Australian dollar, Swedish krona, Japanese yen, and Singapore dollars denominated net assets. These forward contracts typically mature within three months after execution. Monetary gains and losses on these forward contracts are recorded in income each quarter and are generally offset by the transaction gains and losses related to their net asset positions. The notional values and the net fair value of these outstanding contracts are as follow (in millions):

	July 1, 2017		December 31, 2016
Notional balance of outstanding contracts:
British Pound/U.S. dollar		£18		£3
Euro/U.S. dollar		€107		€148
British Pound/Euro		£5		£8
Canadian Dollar/U.S. dollar		$15		$13
Czech Koruna/U.S. dollar	Kč		Kč	147
Brazilian Real/U.S. dollar	R$	58	R$	56
Malaysian Ringgit/U.S. dollar	RM	—	RM	16
Australian Dollar/U.S. dollar		$18		$50
Swedish Krona/U.S. dollar	kr	15	kr	7
Japanese yen/U.S. dollar		¥323		¥48
Singapore dollar/U.S. dollar	S$	9	S$	15
Net fair value asset (liability) of outstanding contracts		$(11)		$11

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

The changes in fair value of the swaps designated as cash flow hedges are recognized in accumulated other comprehensive loss, with any ineffectiveness immediately recognized in earnings. At July 1, 2017, the Company estimated that approximately $7 million in losses on the forward interest rate swaps designated as cash flow hedges will be reclassified from accumulated other comprehensive income (loss) into earnings during the next four quarters.

The Company’s master netting and other similar arrangements with the respective counterparties allow for net settlement under certain conditions, which are designed to reduce credit risk by permitting net settlement with the same counterparty. The following table presents the gross fair values and related offsetting counterparty fair values as well as the net fair value amounts at July 1, 2017 (in millions):

	Gross Fair Value	Counterparty Offsetting	Net Fair Value in the Consolidated Balance Sheets
Counterparty A	$12	$7	$5
Counterparty B	4	2	2
Counterparty C	4	2	2
Counterparty D	8	3	5
Counterparty E	4	1	3
Counterparty F	4	1	3
Counterparty G	5	—	5
Total	$41	$16	$25

The notional amount of the designated interest rate swaps effective in each year of the cash flow hedge relationships does not exceed the principal amount of the Term Loan, which is hedged. The Company has reviewed the interest rate swap hedges for effectiveness and determined they are 100% effective.

The interest rate swaps have the following notional amounts per year (in millions):

Year 2017	$—
Year 2018	544
Year 2019	544
Year 2020	272
Year 2021	272
Notional balance of outstanding contracts	$1,632

Note 8 Long-Term Debt

The following table summarizes the carrying value of the Company’s long-term debt (in millions):

	July 1, 2017	December 31, 2016
Senior Notes	$1,050	$1,050
Term Loan	1,413	1,653
Less: Debt Issuance Costs	(20)	(22)
Less: Unamortized Discounts	(25)	(33)
Total outstanding debt	$2,418	$2,648

At July 1, 2017, the future maturities of long-term debt, excluding debt discounts and issuance costs, consisted of the following (in millions):

2017	$—
2018	—
2019	—
2020	—
2021	1,413
Thereafter	1,050
Total maturities of long-term debt	$2,463

The estimated fair value of our long-term debt approximated $2.5 billion at July 1, 2017 and $2.8 billion at December 31, 2016. These fair value amounts represent the estimated value at which the Company’s lenders could trade its debt within the financial markets and does not represent the settlement value of these long-term debt liabilities to the Company. The fair value of the long-term debt will continue to vary each period based on fluctuations in market interest rates, as well as changes to the Company’s credit ratings. This methodology resulted in a Level 2 classification in the fair value hierarchy.

Credit Facilities
On October 27, 2014, the Company entered into a credit agreement (the “Credit Agreement”) which provided for a term loan of
$2.2 billion (“Term Loan”) and a revolving credit facility of $250 million (“Revolving Credit Facility”). The Company entered into amendments to the Credit Agreement on, respectively, June 2, 2016 and December 6, 2016 (the “2016 Amendments”), which lowered the index rate spread for LIBOR loans by an aggregate of 150 bps from LIBOR + 400 bps down to LIBOR + 250 bps. In accounting for the 2016 Amendments, the Company applied the provisions of ASC 470-50, Modifications and Extinguishments. The evaluation of the accounting was done on a creditor by creditor basis in order to determine if the terms of the debt were substantially different and, as a result, whether to apply modification or extinguishment accounting. As a result, the Company recorded expenses related to the June 2, 2016 amendment in the three months ended July 2, 2016, primarily related to costs incurred with third-parties for arranger, legal, and other services and the loss incurred on the extinguished debt totaling $2.7 million. The Company incurred additional one-time expenses related to third-party arranger, legal, and other services and the loss incurred on extinguishment of debt of $1.7 million for the December 6, 2016 amendment. These expenses are reflected as non-operating expenses on the Consolidated Statement of Operations. As a result of the June 2, 2016 amendment, the Company paid $4.9 million to the creditors in exchange for the modifications and reported such payments as debt discount which are being amortizing over the life of the modified debt using the interest method. There were no modification charges for the December 6, 2016 amendment. Borrowings under the Term Loan, as amended, bear interest at a variable rate subject to a floor of 3.25%.

As of July 1, 2017, the Term Loan interest rate was 3.72%. Interest payments are payable quarterly. The Company has entered into interest rate swaps to manage interest rate risk on its long-term debt. See Note 7, Derivative Instruments for further details.

The Credit Agreement, as amended, requires the Company to repay a set amount of principal and accrued interest on the Term Loan on a quarterly basis. The Credit Agreement also requires the Company to prepay certain amounts in the event of certain circumstances or transactions, as defined in the Credit Agreement. The Company may make optional prepayments against the Term Loan, in whole or in part, without premium or penalty. The Company made optional principal prepayments of $160 million in the current quarter and $240 million in the fiscal year-to-date. The Term Loan, unless amended, modified, or extended, will mature on October 27, 2021 (the “Term Loan Maturity Date”).  To the extent not previously paid, the Term Loan (or Term Loans, as the case may be) are due and payable on the Term Loan Maturity Date.  At such time, the Company will be required to repay all outstanding principal, accrued and unpaid interest and other charges in accordance with the Credit Agreement.  Assuming the Company makes no further optional prepayments on the Term Loan, the outstanding principal as of the Term Loan Maturity Date will be approximately $1.4 billion. See Note 15, Subsequent Events for information regarding updates to the Credit Agreement after the financial statement date.
The Credit Agreement requires the Company to prepay the Revolving Credit Facility, under certain circumstances or transactions defined in the Credit Agreement. The Revolving Credit Facility is available for working capital and other general corporate purposes including letters of credit. The amount (including letters of credit) cannot exceed $250 million. As of July 1, 2017, the Company established letters of credit totaling $4 million, which reduced funds available for other borrowings under the agreement to $246 million. The Revolving Credit Facility will mature and the related commitments will terminate on October 27, 2019.

Borrowings under the Revolving Credit Facility bear interest at a variable rate plus an applicable margin. As of July 1, 2017, the Revolving Credit Facility interest rate was 3.55%. Interest payments are payable quarterly. As of July 1, 2017 and July 2, 2016, the Company did not have any borrowings against the Revolving Credit Facility.

On July 1, 2017, the Company was in compliance with all covenants.

Debt issuance costs have a remaining balance to be amortized of $20 million and are recorded within Long-term debt on the Consolidated Balance Sheet for the quarter ending July 1, 2017; $16 million relates to the Senior Notes, $1 million relates to the Term Loan, and $3 million relates to the Revolver. These costs are amortized over 8, 7 and 5 years, respectively.

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

The following table is a summary of the Company’s accrued warranty obligation (in millions):

	Six Months Ended
	July 1 2017	July 2 2016
Balance at the beginning of the period	$21	$22
Warranty expense	13	14
Warranty payments	(15)	(15)
Balance at the end of the period	$19	$21

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

Note 10 Share-Based Compensation

The Zebra Technologies Corporation 2015 Long-Term Incentive Plan (“2015 Plan”) which became effective in fiscal 2015, provides for incentive compensation to the Company’s non-employee directors, officers and employees. The awards available under the 2015 Plan include stock-settled Stock Appreciation Rights (“SARs”), Restricted Stock Awards (“RSAs”), Performance Share Awards (“PSAs”), cash-settled Stock Appreciation Rights (“CSRs”), Restricted Stock Units (“RSUs”), and Performance Stock Units (“PSUs”). Non-qualified stock options were available under the 2006 Long-Term Incentive Plan (“2006 Plan”). Non-qualified stock options are no longer granted under the 2015 Plan. A total of 4 million shares became available for delivery under the 2015 Plan.

A summary of the equity awards authorized and available for future grants under the 2015 Plan is as follows:

Available for future grants at December 31, 2016	2,164,297
Newly authorized options	—
Granted	(722,763)
Cancellation and forfeitures	—
Plan termination	—
Available for future grants at July 1, 2017	1,441,534

Pre-tax share-based compensation expense recognized in the statements of operations was $16 million and $12 million for the six month period ended July 1, 2017 and July 2, 2016, respectively. Tax related benefits of $5 million and $4 million were recognized for the six month period ended July 1, 2017 and July 2, 2016, respectively. As of July 1, 2017, total unearned compensation costs related to the Company’s share-based compensation plans was $65 million, which will be amortized over the weighted average remaining service period of 2.7 years.

Stock Appreciation Rights (“SARs”)
A summary of the Company’s SARs outstanding under the 2015 Plan is as follows:

	Six Months Ended
	July 1, 2017
SARs	Shares	Weighted-Average Exercise Price
Outstanding at beginning of period	1,740,786	$56.15
Granted	400,682	98.85
Exercised	(147,350)	48.88
Forfeited	(30,134)	69.81
Expired	(4,065)	108.20
Outstanding at end of period	1,959,919	$65.12
Exercisable at end of period	972,304	$50.57

The fair value of share-based compensation is estimated on the date of grant using a binomial model. Volatility is based on an average of the implied volatility in the open market and the annualized volatility of the Company’s stock price over its entire stock history. Grants in the table above include SARs that will be settled in the Class A common stock or cash.

The following table shows the weighted-average assumptions used for grants of SARs, as well as the fair value of the grants based on those assumptions:

	July 1, 2017	July 2, 2016
Expected dividend yield	0%	0%
Forfeiture rate	9.37%	9.01%
Volatility	35.49%	43.14%
Risk free interest rate	1.77%	1.29%
Range of interest rates	0.71% - 2.41%	0.25% - 1.75%
Expected weighted-average life	4.13	5.33
Fair value of SARs granted (in millions)	$12	$12
Weighted-average grant date fair value of SARs granted (per underlying share)	$29.84	$19.95

The following table summarizes information about SARs outstanding at July 1, 2017:

	Outstanding	Exercisable
Aggregate intrinsic value - (in millions)	$61	$43
Weighted-average remaining contractual term	6.6	5.3

The intrinsic value for SARs exercised during the six months ended July 1, 2017 and July 2, 2016 was $8 million and $1 million, respectively. The total fair value of SARs vested during the period of July 1, 2017 and July 2, 2016 was $6 million and $2 million, respectively.

Cash received from the exercise of SARs during the first two quarters of 2017 was $7 million compared to $2 million in the prior year. The related tax benefit realized was $2 million during the first two quarters of 2017 compared to less than $1 million in the prior year.

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

The Company also issues stock awards to nonemployee directors. Each director receives an equity grant of shares every year during the month of May. The number of shares granted to each director is determined by dividing the value of the annual grant by the price of a share of common stock. During the first six months of 2017, there were 12,488 shares granted to nonemployee directors compared to 25,088 shares in the first six months of prior year. New directors in any fiscal year earned a prorated amount. The shares vest immediately upon the grant date.

A summary of information relative to the Company’s restricted stock awards, inclusive of nonemployee director stock awards, is as follows:

	Six Months Ended
	July 1, 2017
Restricted Stock Awards	Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of year	622,814	$70.19
Granted	196,877	98.80
Released	(147,654)	75.91
Forfeited	(15,567)	69.56
Outstanding at end of year	656,470	$77.49

The fair value of each performance award granted includes assumptions around the Company’s performance goals. A summary of information relative to the Company’s performance awards is as follows:

	Six Months Ended
	July 1, 2017
Performance Share Awards	Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of year	379,226	$70.14
Granted	79,423	98.87
Released	(2,029)	62.70
Forfeited	(183,961)	73.07
Outstanding at end of year	272,659	$76.72

Other Award Types
The Company also has cash-settled compensation awards including Cash-settled Stock Appreciation Rights (“CSRs”), Restricted Stock Units (“RSUs”), and Performance Stock Units (“PSUs”) (the “Awards”) that are expensed over the vesting period of the related award, which is not more than 4 years. Compensation cost is calculated at the market date fair value on grant date multiplied by the number of share-equivalents granted and the fair value is remeasured at the end of each reporting period. Share-based liabilities paid for these awards was $1 million during the six months ended July 1, 2017 compared to less than $1 million during the same period of prior year. Share-equivalents issued under these programs totaled 45,781 and 77,809 during the six months ended July 1, 2017 and July 2, 2016, respectively.

Non-qualified Stock Options
A summary of the Company’s options outstanding under the 2006 Plan is as follows:

	Six Months Ended
	July 1, 2017
Non-qualified Options	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	154,551	$35.96
Granted	—	—
Exercised	(81,705)	36.94
Forfeited	—	—
Expired	(5,941)	41.25
Outstanding at end of year	66,905	$34.30
Exercisable at end of year	66,905	$34.30

The following table summarizes information about non-qualified stock options outstanding at July 1, 2017:

	Outstanding	Exercisable
Aggregate intrinsic value - (in millions)	$4	$4
Weighted-average remaining contractual term	0.9	0.9

There were no non-qualified stock options issued during the six months ended July 1, 2017.

The intrinsic value for non-qualified options exercised during the six months ended July 1, 2017 and July 2, 2016 was $5 million and less than $1 million , respectively.

Cash received from the exercise of non-qualified options during the six months ended July 1, 2017 was $3 million compared to less than $1 million in the prior year. The related tax benefit realized was $1 million during the six months ended July 1, 2017 compared to less than $1 million in the prior year.

Employee Stock Purchase Plan
The Zebra Technologies Corporation 2011 Employee Stock Purchase Plan (“2011 Plan”) which became effective in fiscal 2011, and the 2011 Plan permits eligible employees to purchase common stock at 95% of the fair market value at the date of purchase. Employees may make purchases by cash or payroll deductions up to certain limits. The aggregate number of shares that may be purchased under this plan is 1.5 million. At July 1, 2017, 1 million shares were available for future purchase.

Note 11 Income Taxes

The Company’s effective tax rates for the six-month periods ended July 1, 2017 and July 2, 2016 were (47.1)% and 1.4%, respectively. The current and prior period variances from the federal statutory rate of 35% are attributable to 1) increases related to state income taxes, unbenefited foreign losses, impact of the Enterprise acquisition, and reduction of the state effective rate as a result of the change in business operations during the quarter when applied to deferred tax assets, 2) reductions related to benefits of foreign rates, and credits against U.S. income tax, and 3) benefits related to an intercompany sale of intellectual property, benefits from a rate decrease in Singapore, and windfall benefits related to stock compensation.
Quarterly, Management evaluates all jurisdictions based on historical pre-tax earnings and taxable income to determine the need for valuation allowances. Based on this analysis, a valuation allowance has been recorded for any jurisdictions where, in the Company’s judgment, tax benefits will not be realized.

Pre-tax earnings outside the United States are primarily generated in the United Kingdom, Singapore, and Luxembourg, with statutory rates of 19%, 17%, and 27%, respectively. During 2017, the Company received approval from the Singapore Economic Development Board for a tax rate of 10% with the Company’s commitment to make increased investments in Singapore.

The Company’s effective tax rates for the three month periods ended July 1, 2017 and July 2, 2016 were 10.5% and (36.4)% respectively. The Company’s current period effective tax rate was lower than the federal statutory rate of 35% primarily attributable to the rate differential between U.S. and foreign jurisdictions and the impact of discrete items, partially offset by unbenefited foreign losses. The discrete provision for income taxes recorded in the current quarter results from windfall benefits related to stock compensation and expenses due to a reduction of the state effective rate as a result of the change in business operations during the quarter when applied to deferred tax assets.

The Company is currently undergoing audits of the 2013 through 2015 U.S. federal income tax returns and 2012 and 2014 UK income tax returns. The tax years 2004 through 2016 remain open to examination by multiple foreign and U.S. state taxing jurisdictions. Due to uncertainties in any tax audit outcome, the Company’s estimates of the ultimate settlement of uncertain tax positions may change and the actual tax benefits may differ significantly from the estimates.

Note 12 Earnings (loss) per Share

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

Earnings per share (in millions, except per share data):

	Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Basic:
Net income (loss) attributable to the Company	$17	$(45)	$25	$(71)
Weighted-average shares outstanding	51,996,353	51,533,236	51,928,911	51,405,373
Basic earnings (loss) per share	$0.33	$(0.88)	$0.49	$(1.38)

Diluted:
Net income (loss) attributable to the Company	$17	$(45)	$25	$(71)
Weighted-average shares outstanding	51,996,353	51,533,236	51,928,911	51,405,373
Dilutive shares(1)	1,132,304	—	1,109,045	—
Diluted weighted-average shares outstanding	53,128,657	51,533,236	53,037,956	51,405,373
Diluted earnings (loss) per share	$0.32	$(0.88)	$0.48	$(1.38)

(1) Due to net losses in the second quarter and fiscal year-to-date of 2016, options, awards and warrants were anti-dilutive and therefore excluded from the earnings per share calculation.

There were 273,216 outstanding options and awards to purchase common shares that were anti-dilutive and excluded from the second quarter earnings per share calculation as of July 1, 2017 compared to 1,313,435 as of July 2, 2016. There were 701,272 outstanding options and awards to purchase common shares that were anti-dilutive and excluded from the six months ended earnings per share calculation as of July 1, 2017 compared to 1,356,668 as of July 2, 2016. Anti-dilutive securities consist primarily of stock appreciation rights (“SARs”) with an exercise price greater than the average market closing price of the Class A common stock.

Note 13 Accumulated Other Comprehensive Income (loss)

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

The components of accumulated other comprehensive income (loss) (“AOCI”) for the three months ended July 1, 2017 and July 2, 2016 are as follows (in millions):

	Unrealized (loss) gain on sales hedging	Unrealized (loss)/ gain on forward interest rate swaps(1)	Currency translation adjustments	Total
Balance at December 31, 2015	$(1)	$(15)	$(32)	$(48)
Other comprehensive (loss) income before reclassifications	(11)	(16)	(2)	(29)
Amounts reclassified from AOCI	6	1	—	7
Tax benefit	1	5	—	6
Other comprehensive (loss) income	(4)	(10)	(2)	(16)
Balance at July 2, 2016	$(5)	$(25)	$(34)	$(64)

Balance at December 31, 2016	$6	$(15)	$(36)	$(45)
Other comprehensive (loss) income before reclassifications	(16)	1	—	(15)
Amounts reclassified from AOCI	(1)	1	—	—
Tax benefit (expense)	3	—	—	3
Other comprehensive (loss) income	(14)	2	—	(12)
Balance at July 1, 2017	$(8)	$(13)	$(36)	$(57)

(1) See Note 7, Derivative Instruments regarding timing of reclassifications.

Reclassifications out of AOCI to earnings during the three and six months ended July 1, 2017 and July 2, 2016 were immaterial in the respective periods.

Note 14 Segment Information

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

Financial information by segment is presented as follows (in millions):

	Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Net sales:
Legacy Zebra	$313	$305	$635	$619
Enterprise	584	577	1,128	1,115
Total segment	897	882	1,763	1,734
Corporate, eliminations (1)	(1)	(3)	(2)	(6)
Total	$896	$879	$1,761	$1,728
Operating income (loss):
Legacy Zebra	$63	$57	$130	$128
Enterprise	68	69	123	111
Total segment	131	126	253	239
Corporate, eliminations (2)	(73)	(103)	(155)	(206)
Total	$58	$23	$98	$33

(1)	Amounts included in Corporate, eliminations consist of purchase accounting adjustments not reported in segments related to the Acquisition.

(2)
Amounts included in Corporate, eliminations consist of purchase accounting adjustments not reported in segments, amortization expense, acquisition and integration expenses, and exit and restructuring costs.

Note 15 Subsequent Events

On July 26, 2017, the Company entered into an Amended and Restated Credit Agreement (the “A&R Credit Agreement”), which amends, modifies and adds provisions to the Credit Agreement, as defined in Note 8, Long-Term Debt.

The A&R Credit Agreement provides for (i) a new term loan of $687.5 million (“Term Loan A”), maturing July 2021, initially priced at LIBOR + 2.00%, with the opportunity for reduced pricing upon attainment of certain debt leverage levels; (ii) an upsized $500 million revolving credit facility (increased from $250 million), on which $105 million was drawn at closing (together, the Term Loan A and revolving credit facility are the “New Facility”). On August 7, proceeds from the New Facility, including an additional draw of $110 million on the revolving credit facility, were used to redeem $750 million of its 7.25% senior notes, maturing October 2022 (notice was provided on July 6) and pay related redemption costs. The company plans to redeem the remaining $300 million of its 7.25% senior notes by the end of 2017 through lower-cost financing arrangements, including an accounts receivable securitization facility.

The Company also amended its $1.4 billion Term Loan B facility maturing October 2021, reducing the interest rate by 50 bps to LIBOR + 2.00% effective July 26, 2017. In addition, the Company retired $75 million of the principal balance of Term Loan B upon closing of the A&R Credit Agreement. As previously communicated, the company expects to continue to make prepayments of principal on the Term Loan B.

The outstanding long-term debt balance following the August 7, 2017 transactions was $2.5 billion. The Company has incurred $55 million of redemption and transaction fees and $13 million of non-cash accelerated amortization of debt issuance costs and discounts as of August 7, 2017.

During fiscal 2017 and as a result of this debt restructuring, the Company expects to incur approximately $72 million of redemption costs and transaction fees, and approximately $18 million of non-cash accelerated amortization of debt issuance costs and discounts.

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

Geographic Information. For the six months ended July 1, 2017, the Company recorded $1,761 million of net sales in its Consolidated Statements of Operations, of which approximately 48.5% were attributable to North America; approximately 32.1% were attributable to Europe, Middle East, and Africa (“EMEA”); and other foreign locations accounted for the remaining 19.4%.

Restructuring Programs
In the first quarter 2017, the Company’s executive leadership approved an initiative to continue the company’s efforts to increase operational efficiency (the “Productivity Plan”). The Company expects the Productivity Plan to build upon the exit and restructuring initiatives specific to the Acquisition that the Company previously announced and began implementing during the first quarter 2015. Expected actions under the Productivity Plan may include actions related to organizational design changes, process improvements, and automation. Implementation of actions identified through the Productivity Plan is expected to be substantially complete by the end of our 2018 fiscal year with the first full year of financial benefits realized in 2019. The Company has not finalized its estimate of one-time implementation costs, exit and restructuring charges, or expected benefits that may result from these efforts and will provide updates on these items in future periodic filings. Exit and restructuring costs are not included in the operating results of segment reporting as they are not deemed to impact the specific segment measures as reviewed by our Chief Operating Decision Maker and therefore are reported as a component of corporate eliminations.

Total exit and restructuring charges of $5 million life-to-date specific to the Productivity Plan have been recorded through July 1, 2017 and relate to severance, related benefits, and other expenses. Exit and restructuring charges of $1 million were recorded in the current quarter and relate to severance, related benefits, and other expenses.

The Company entered into an exit and restructuring plan specific to the Acquisition during the first quarter 2015. Total exit and restructuring charges of $65 million life-to-date specific to the Acquisition Plan have been recorded through July 1, 2017 and include severance, related benefits, and other expenses. Charges related to the Acquisition Plan for the six month period and quarter ended July 1, 2017 were less than $1 million. The Company expects to complete the actions of the Acquisition Plan by December 31, 2017. Total remaining charges associated with this plan are expected to be in the range of $5 million to $7 million.

See Note 5, Costs Associated with Exit and Restructuring Activities for further information.

Results of Operations

Consolidated Results of Operations

The following tables present key statistics for the Company’s operations for the three and six months ended July 1, 2017 and July 2, 2016, respectively (in millions, except percentages):

	Three Months Ended				Six Months Ended
	July 1, 2017	July 2, 2016	$ Change	% Change	July 1, 2017	July 2, 2016	$ Change	% Change
Net sales	$896	$879	$17	1.9%	$1,761	$1,728	$33	1.9%
Gross profit	411	406	5	1.2%	812	796	16	2.0%
Operating expenses	353	383	(30)	(7.8)%	714	763	(49)	(6.4)%
Operating income	$58	$23	35	152.2%	$98	$33	65	197.0%
Gross margin	45.9%	46.2%			46.1%	46.1%

Net sales to customers by geographic region were as follows (in millions, except percentages):

	Three Months Ended				Six Months Ended
	July 1, 2017	July 2, 2016	$ Change	% Change	July 1, 2017	July 2, 2016	$ Change	% Change
Europe, Middle East and Africa	$279	$283	$(4)	(1.4)%	$566	$557	$9	1.6%
Latin America	57	53	4	7.5%	110	99	11	11.1%
Asia-Pacific	123	129	(6)	(4.7)%	231	243	(12)	(4.9)%
Total International	459	465	(6)	(1.3)%	907	899	8	0.9%
North America	437	414	23	5.6%	854	829	25	3.0%
Total net sales	$896	$879	$17	1.9%	$1,761	$1,728	$33	1.9%

Operating expenses are summarized below (in millions, except percentages):

	Three Months Ended				Six Months Ended
	July 1, 2017	July 2, 2016	$ Change	% Change	July 1, 2017	July 2, 2016	$ Change	% Change
Selling and marketing	$114	$112	$2	1.8%	$223	$225	$(2)	(0.9)%
Research and development	99	95	4	4.2%	195	188	7	3.7%
General and administrative	68	77	(9)	(11.7)%	143	151	(8)	(5.3)%
Amortization of intangible assets	52	60	(8)	(13.3)%	102	119	(17)	(14.3)%
Acquisition and integration costs	19	34	(15)	(44.1)%	46	70	(24)	(34.3)%
Exit and restructuring costs	1	5	(4)	(80.0)%	5	10	(5)	(50.0)%
Total operating expenses	$353	$383	$(30)	(7.8)%	$714	$763	$(49)	(6.4)%

Consolidated Organic Net sales growth:

	Three Months Ended	Six Months Ended
	July 1, 2017	July 1, 2017
Reported GAAP Consolidated Net sales growth	1.9%	1.9%
Adjustments:
Impact of Wireless LAN Net sales (1)	3.9%	4.0%
Impact of foreign currency translation (2)	0.8%	1.0%
Corporate, eliminations (3)	(0.2)%	(0.2)%
Consolidated Organic Net sales growth	6.4%	6.7%

(1) The Company sold the wireless LAN business in October 2016. We are excluding the impact of the net sales of this business in the prior year period when computing organic net sales growth.
(2) Operating results reported in U.S. dollars are affected by foreign currency exchange rate fluctuations. Foreign currency impact represents the difference in results that are attributable to fluctuations in the currency exchange rates used to convert the results for businesses where the functional currency is not the U.S. dollar. This impact is calculated by translating, for certain currencies, the current period results at the currency exchange rates used in the comparable prior year period, rather than the exchange rates in effect during the current period. In addition, we exclude the impact of the company’s foreign currency hedging program in both the current and prior year periods.

(3) Amounts included in Corporate, eliminations consist of purchase accounting adjustments not reported in segments related to the Acquisition.

Second quarter 2017 compared to second quarter 2016

Net sales increased by $17 million or 1.9% compared with the prior year quarter. The increase in net sales is due primarily to increased hardware sales in North America, EMEA, and Latin America partially offset by lower hardware sales in Asia-Pacific. The increase in hardware sales is largely attributable to higher sales of mobile computing and barcode printing products partially offset by the impact of the divestiture of the WLAN business in October 2016. Services sales were also lower, due primarily to the impact of the WLAN divestiture. Consolidated Organic Net Sales Growth was 6.4%, reflecting growth across all regions, most notably Latin America and North America.

Gross margin was 45.9% compared to the prior year quarter of 46.2%. Enterprise segment gross margin declined primarily due to changes in business mix. Legacy Zebra segment gross margin was lower than the prior year quarter due primarily to higher overhead costs and customer sales incentives.

Operating expenses for the quarter ended July 1, 2017 and July 2, 2016, were $353 million and $383 million, or 39.4% and 43.6% of net sales, respectively. The reduction in operating expenses was primarily due to lower Acquisition and integration and Exit and restructuring costs. The Company has made significant progress toward completing its integration activities associated with the Acquisition, including implementation of its common enterprise resource planning (“ERP”) system during the second quarter and exiting many transition services agreements with Motorola Solutions. Research and development costs were higher primarily due to increased incentive compensation expense associated with improved financial performance partially offset by the impact of the divestiture of the WLAN business. General and administrative expenses were lower compared to the prior year period due to reduced benefits costs, some of which were one time in nature, lower facility expenses and professional fees, reversal of a contingent liability as well as the impact of the divestiture of the WLAN business. These benefits were partially offset by increased incentive compensation expense associated with improved financial performance. Amortization of intangible assets declined primarily due to the impairment charges taken in 2016 related to the WLAN divestiture.

Operating income increased $35 million or 152.2% compared to the prior year quarter. The increase was primarily due to higher sales and gross profit and lower operating expenses.

Interest expense was $40 million for the quarter ended July 1, 2017, as compared to $49 million in the prior year quarter. The decline over the prior year quarter was driven by the early repayments of debt being partially offset by higher interest rates.

In the quarter ending July 1, 2017, the Company recognized tax expense of $2 million compared to $12 million for the prior year quarter. The Company’s effective tax rates were 10.5% and (36.4)% for the quarter ending July 1, 2017 and July 2, 2016, respectively. The Company’s current period effective tax rate was lower than the federal statutory rate of 35% primarily attributable to the rate differential between U.S. and foreign jurisdictions and the impact of discrete items, partially offset by unbenefited foreign losses. The discrete provision for income taxes recorded in the current quarter results from windfall benefits related to stock compensation and expenses due to a reduction of the state effective rate as a result of the change in business operations during the quarter when applied to deferred tax assets.

Year to date 2017 compared to year to date 2016

Net sales increased by $33 million or 1.9% compared with the prior year period. The increase in net sales is due primarily to increased hardware sales in North America, EMEA, and Latin America partially offset by lower hardware sales in Asia-Pacific. The increase in hardware sales is largely attributable to higher sales of mobile computing, data capture, and supplies products, partially offset by the impact of the divestiture of the WLAN business in October 2016. Services sales were also lower, due primarily to the impact of the WLAN divestiture. Consolidated Organic Net Sales Growth was 6.7%, reflecting growth across all regions, most notably Latin America, EMEA and North America.

Gross margin was 46.1% in both the current and prior year periods. This reflects an increase in gross margin in the Enterprise segment primarily due to changes in business mix and improved product costs, offset by lower Legacy Zebra segment gross margin driven by higher overhead costs and customer sales incentives.

Operating expenses for the period ended July 1, 2017 and July 2, 2016, were $714 million and $763 million, or 40.5% and 44.2% of net sales, respectively. The reduction in operating expenses was primarily due to lower Acquisition and integration and Exit and restructuring costs. The Company has made significant progress toward completing its integration activities associated with the Acquisition, including implementation of its common enterprise resource planning (“ERP”) system during the second quarter and exiting many transition services agreements with Motorola Solutions. Research and development costs were higher primarily due to increased incentive compensation expense associated with improved financial performance partially offset by the impact of the divestiture of the WLAN business. General and administrative expenses were lower compared to the prior year period due to reduced benefits costs, facility expenses, professional fees, and reversal of a contingent liability, as well as the impact of the divestiture of the WLAN business, offset partially by increased incentive compensation expense associated with improved financial performance. Amortization of intangible assets declined primarily due to the impairment charges taken in 2016 related to the WLAN divestiture.

Operating income increased $65 million or 197.0% compared to the prior year. The increase was primarily due to higher sales and gross profit and lower operating expenses.

Interest expense was $81 million for the period ended July 1, 2017, as compared to $99 million in the prior year. The decline over the prior year was driven by the early repayments of debt being partially offset by higher interest rates.

For the six month period ending July 1, 2017, the Company recognized a tax benefit of $8 million compared to a tax benefit of $1 million for the prior year period. The Company’s effective tax rates were (47.1)% and 1.4% for the period ending July 1, 2017 and July 2, 2016, respectively. The current and prior period variances from the federal statutory rate of 35% are attributable to 1) increases related to state income taxes, unbenefited foreign losses, impact of the Enterprise acquisition, and reduction of the state effective rate as a result of the change in business operations during the quarter when applied to deferred tax assets, 2) reductions related to benefits of foreign rates, and credits against U.S. income tax, and 3) benefits related to an intercompany sale of intellectual property, benefits from a rate decrease in Singapore, and windfall benefits related to stock compensation. Primary pre-tax earnings outside the United States are generated in the United Kingdom, Singapore, and Luxembourg, with statutory rates of 19%, 17%, and 27%, respectively. During 2017, the Company received approval from the Singapore Economic Development Board for a tax rate of 10% with the Company’s commitment to make increased investments in Singapore. The Company believes that the recorded tax impacts in these non-U.S. jurisdictions will be realized. Quarterly, Management evaluates all entities based on historical pre-tax earnings and taxable income to determine the need for valuation allowances. Based on this analysis, a valuation allowance has been recorded for any jurisdictions where, in the Company’s judgment, tax benefits will not be realized.

Results of Operations by Segment

The following commentary should be read in conjunction with the financial results of each operating business segment as detailed in Note 14, Segment Information in the Notes to the Consolidated Financial Statements. The segment results exclude purchase accounting adjustments, amortization, acquisition, integration, and exit and restructuring costs.

Legacy Zebra
(in millions, except percentages)

	Three Months Ended				Six Months Ended
	July 1, 2017	July 2, 2016	$ Change	% Change	July 1, 2017	July 2, 2016	$ Change	% Change
Net sales	$313	$305	$8	2.6%	$635	$619	$16	2.6%
Gross profit	155	153	2	1.3%	317	318	(1)	(0.3)%
Operating expenses	92	96	(4)	(4.2)%	187	190	(3)	(1.6)%
Operating income	$63	$57	6	10.5%	$130	$128	2	1.6%
Gross margin	49.5%	50.2%			49.9%	51.4%

Legacy Zebra Organic Net sales growth:

	Three Months Ended	Six Months Ended
	July 1, 2017	July 1, 2017
Reported GAAP Net sales growth
Legacy Zebra Reported GAAP Net sales growth	2.6%	2.6%
Adjustments:
Impact of foreign currency translations (1)	1.1%	1.1%
Legacy Zebra Organic Net sales growth	3.7%	3.7%

(1) Operating results reported in U.S. dollars are affected by foreign currency exchange rate fluctuations. Foreign currency impact represents the difference in results that are attributable to fluctuations in the currency exchange rates used to convert the results for businesses where the functional currency is not the U.S. dollar. This impact is calculated by translating, for certain currencies, the current period results at the currency exchange rates used in the comparable prior year period, rather than the exchange rates in effect during the current period. In addition, we exclude the impact of the company’s foreign currency hedging program in both the current and prior year periods.

Second quarter 2017 compared to second quarter 2016

Net sales for the quarter ended July 1, 2017 within Legacy Zebra increased $8 million or 2.6% compared to prior year quarter. The increase in net sales was primarily due to higher sales of barcode printing products and services. These results include the impact of the reduction of a 2016 provision for price concessions to distributors of barcode printer products into China that is no longer required due to a change in import classification for barcode printers. Legacy Zebra Organic Net Sales Growth was 3.7%.

Gross margin was 49.5% for the quarter ended July 1, 2017 compared to 50.2% for the prior year quarter. The decrease in gross margin reflects higher overhead costs, including freight and other costs associated with the relocated North American distribution center, and increased customer sales incentives offset partially by the reduction of the provision for price concessions to distributors of barcode printer products into China.

Operating income for the quarter ended July 1, 2017, increased 10.5% as the impact of higher sales and lower operating expenses was offset partially by the decline in gross margin.

Year to date 2017 compared to year to date 2016

Net sales for the quarter ended July 1, 2017 within Legacy Zebra increased $16 million or 2.6% compared to prior year period. The increase in net sales was primarily due to higher sales of services, supplies and barcode printing products. These results include the impact of the reduction of a 2016 provision for price concessions to distributors of barcode printer products into China that is no longer required due to a change in import classification for barcode printers. Legacy Zebra Organic Net Sales Growth was 3.7%.

Gross margin was 49.9% for the period ended July 1, 2017 compared to 51.4% for the prior year period. The decrease in gross margin reflects higher overhead costs, including freight and costs associated with the recently relocated North American distribution center, increased customer sales incentives and higher services costs offset partially by the reduction of the provision for price concessions to distributors of barcode printer products into China.

Operating income for the period ended July 1, 2017 increased 1.6% compared to the prior year period as the impact of higher sales and lower operating expenses was offset slightly by the decline in gross margin.

Enterprise
(in millions, except percentages)

	Three Months Ended				Six Months Ended
	July 1, 2017	July 2, 2016	$ Change	% Change	July 1, 2017	July 2, 2016	$ Change	% Change
Net sales	$584	$577	$7	1.2%	$1,128	$1,115	$13	1.2%
Gross profit	257	257	—	—%	497	485	12	2.5%
Operating expenses	189	188	1	0.5%	374	374	—	—%
Operating income	$68	$69	(1)	(1.4)%	$123	$111	12	10.8%
Gross margin	44.0%	44.5%			44.1%	43.5%

Enterprise Organic Net sales growth:

	Three Months Ended	Six Months Ended
	July 1, 2017	July 1, 2017
Enterprise Reported GAAP Net sales growth	1.2%	1.2%
Adjustments:
Impact of Wireless LAN Net sales (1)	6.0%	6.3%
Impact of foreign currency translation (2)	0.7%	1.0%
Enterprise Organic Net sales growth	7.9%	8.5%

(1) The Company sold the wireless LAN business in October 2016. We are excluding the impact of the net sales of this business in the prior year period when computing organic net sales growth.

(2) Operating results reported in U.S. dollars are affected by foreign currency exchange rate fluctuations. Foreign currency impact represents the difference in results that are attributable to fluctuations in the currency exchange rates used to convert the results for businesses where the functional currency is not the U.S. dollar. This impact is calculated by translating, for certain currencies, the current period results at the currency exchange rates used in the comparable prior year period, rather than the exchange rates in effect during the current period. In addition, we exclude the impact of the company’s foreign currency hedging program in both the current and prior year periods.

Second quarter 2017 compared to second quarter 2016

Net sales for the quarter ending July 1, 2017 within Enterprise increased $7 million or 1.2% compared to prior year quarter. The increase in net sales was primarily driven by higher sales of mobile computing products, partially offset by the impact of the divestiture of the WLAN business in October 2016. Enterprise organic net sales growth was 7.9%.

Gross margin for the quarter ended July 1, 2017 was 44.0% compared to 44.5% in the prior year period. The decline in gross margin was due primarily to changes in business mix, partially offset by lower services and product costs.

Operating income decreased 1.4% due to a decline in gross margin and a slight increase in operating expenses.

Year to date 2017 compared to year to date 2016

Net sales for the period ending July 1, 2017 within Enterprise increased $13 million or 1.2% compared to prior year period. The increase in net sales was primarily driven by higher sales of mobile computing and data capture products, partially offset by impact of the divestiture of the WLAN business in October 2016. Enterprise organic net sales growth was 8.5%.

Gross margin for the period ended July 1, 2017 was 44.1% compared to 43.5% in the prior year period. The improvement in gross margin was due primarily to changes in business mix and lower services and product costs.

Operating income increased 10.8% primarily due to the increases in sales and higher gross margin.

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

	Six Months Ended
	July 1, 2017	July 2, 2016	$ Change	% Change
Operating activities	$203	$124	$79	63.7%
Investing activities	(22)	(36)	14	(38.9)%
Financing activities	(238)	(146)	(92)	63.0%
Effect of exchange rates on cash	(4)	7	(11)	(157.1)%
Net decrease in cash and cash equivalents	$(61)	$(51)	$(10)	19.6%
The change in the Company’s cash and cash equivalents balance as of July 1, 2017 is reflective of the following:

•
The improvement in cash flow from operations was driven by net income of $25 million in the current period compared to net loss of $71 million in the prior year period. This included significant non-cash drivers of a lower deferred income tax benefit of $13 million and lower depreciation and amortization of $13 million. This was offset slightly by improved working capital of $8 million during 2017, driven primarily by benefits related to accounts receivable and accounts payables management offset by an increase in inventory levels. Net inventory increased as a result of growth in the business, an increased backlog level as we entered the third quarter compared to the prior year quarter, and our recent transition to a new distribution model for our European operations.

•	The decline in net cash used in investing activities is driven by lower capital expenditures.

•
Net cash used in financing activities during 2017 consisted primarily of early debt principal repayments of $240 million under the Term Loan compared to $145 million in the prior year comparable period, which included $68 million in proceeds from the issuance of long-term debt, offset by $68 million in payments of long-term debt within the Consolidated Statements of Cash Flows.

The following table shows the Company’s level of long-term debt and other information as of July 1, 2017 (in millions):

Senior Notes	$1,050
Term Loan	1,413
Less: Debt Issuance Costs	(20)
Less: Unamortized Discounts	(25)
Total Long-Term Debt	$2,418
Private Offering
On October 15, 2014, the Company completed a private offering of $1.05 billion in 7.25% Senior Notes due October 15, 2022. Interest on the Senior Notes is payable in cash on April 15 and October 15 of each year.

The indenture covering the Senior Notes contains certain covenants limiting among other things the ability of the Company and its restricted subsidiaries, with certain exceptions as described in the indenture, to; (i) incur indebtedness or issue certain preferred stock; (ii) incur liens; (iii) pay dividends or make distributions in respect of capital stock; (iv) purchase or redeem capital stock; (v) make investments or certain other restricted payments; (vi) sell assets; (vii) issue or sell stock of restricted subsidiaries; (viii) enter into transactions with stockholders or affiliates; or (ix) effect a consolidation or merger. As of July 1, 2017, the Company was in compliance with these covenants.

Credit Facilities
On October 27, 2014, the Company entered into a credit agreement (the “Credit Agreement”) which provided for a term loan of $2.2 billion (“Term Loan”) and a revolving credit facility of $250 million (“Revolving Credit Facility”). The Company entered into amendments to the Credit Agreement on, respectively, June 2, 2016 and December 6, 2016 (the “2016 Amendments”), which lowered the index rate spread for LIBOR loans by an aggregate of 150 bps, from LIBOR + 400 bps down to LIBOR + 250 bps. In accounting for the 2016 Amendments, the Company applied the provisions of ASC 470-50, Modifications and Extinguishments. The evaluation of the accounting was done on a creditor by creditor basis in order to determine if the terms of the debt were substantially different and, as a result, whether to apply modification or extinguishment accounting. As a result, the Company recorded expenses related to the June 2, 2016 amendment in the three months ended July 2, 2016, primarily related to costs incurred with third-parties for arranger, legal, and other services and the loss incurred on the extinguished debt totaling $2.7 million. The Company incurred additional one-time expenses related to third-party arranger, legal, and other services and the loss incurred on extinguishment of debt of $1.7 million for the December 6, 2016 amendment. These expenses are reflected as non-operating expenses on the Consolidated Statement of Operations. As a result of the June 2, 2016 amendment, the Company paid $4.9 million to the creditors in exchange for the modifications and reported such payments as debt discount which are being amortizing over the life of the modified debt using the interest method. There were no modification charges for the December 6, 2016 amendment. Borrowings under the Term Loan, as amended, bear interest at a variable rate subject to a floor of 3.25%.

As of July 1, 2017, the Term Loan interest rate was 3.72%. Interest payments are payable quarterly. The Company has entered into interest rate swaps to manage interest rate risk on its long-term debt. See Note 7, Derivative Instruments for further details.

The Credit Agreement, as amended, requires the Company to repay a set amount of principal and accrued interest on the Term Loan on a quarterly basis . The Credit Agreement also requires the Company to prepay certain amounts in the event of certain circumstances or transactions, as defined in the Credit Agreement. The Company may make optional prepayments against the Term Loan, in whole or in part, without premium or penalty. The Company made optional principal prepayments of $240 million in the fiscal year-to-date. The Term Loan, unless amended, modified, or extended, will mature on October 27, 2021 (the “Term Loan Maturity Date”).  To the extent not previously paid, the Term Loan (or Term Loans, as the case may be) are due and payable on the Term Loan Maturity Date.  At such time, the Company will be required to repay all outstanding principal, accrued and unpaid interest and other charges in accordance with the Credit Agreement.  Assuming the Company makes no further optional prepayments on the Term Loan, the outstanding principal as of the Term Loan Maturity Date will be approximately $1.4 billion. See Note 15, Subsequent Events for information regarding updates to the Credit Agreement after the financial statement date.
The Credit Agreement requires the Company to prepay the Revolving Credit Facility, under certain circumstances or transactions defined in the Credit Agreement. The Revolving Credit Facility is available for working capital and other general corporate purposes including letters of credit. The amount (including letters of credit) cannot exceed $250 million. As of July 1, 2017, the Company had established letters of credit totaling $4 million, which reduced funds available for other borrowings under the agreement to $246 million. The Revolving Credit Facility will mature and the commitments thereunder will terminate on October 27, 2019.

Borrowings under the Revolving Credit Facility bear interest at a variable rate plus an applicable margin. The applicable margin for borrowings under the Revolving Credit Facility ranges from 2.25% to 2.75% depending on the Company’s consolidated total secured net leverage ratio, which is evaluated on a quarterly basis. Interest payments are payable quarterly. As of July 1, 2017, the Company did not have any borrowings outstanding against the Revolving Credit Facility.

Certain domestic subsidiaries of the Company (the “Guarantor Subsidiaries”) guarantee the Notes, the Term Loan and the Revolving Credit Facility on a senior basis: For the period ended July 1, 2017, the non-Guarantor Subsidiaries would have (a) accounted for 68.8% of our total revenue and (b) held 86.5% or $3.8 billion of our total assets and approximately 91.6% or $3.3 billion of our total liabilities including trade payables but excluding intercompany liabilities.

As of July 1, 2017, the Company’s cash position of $95 million included foreign cash and investments of $82 million.

Management believes that existing capital resources and funds generated from operations are sufficient to finance anticipated capital requirements. See Note 15, Subsequent Events for information regarding updates to the Credit Agreement after the financial statement date.
Significant Customers

The net sales to significant customers as a percentage of total net sales were as follows:

	Six Months Ended
	July 1, 2017			July 2, 2016
	Zebra	Enterprise	Total	Zebra	Enterprise	Total
Customer A	6.9%	14.3%	21.2%	5.9%	14.2%	20.1%
Customer B	4.6%	8.5%	13.1%	5.0%	8.3%	13.3%
Customer C	6.4%	6.6%	13.0%	5.5%	6.5%	12.0%

At July 1, 2017, the Company has three customers that each accounted for more than 10% of outstanding accounts receivable. The largest customers accounted for 22.3%, 12.1%, and 10.6% of outstanding accounts receivable. No other customer accounted for 10% or more of total net sales during these periods. The customers disclosed above are distributors (i.e. not end users) of the Company’s products.
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

•	Zebra’s ability to purchase sufficient materials, parts and components to meet customer demand, particularly in light of global economic conditions,

•	The availability of credit and the volatility of capital markets, which may affect our suppliers, customers and ourselves,

•	Success of integrating acquisitions, including the Enterprise business we acquired in October 2014 from Motorola Solutions, Inc.,

•	Interest rate and financial market conditions,

•	Access to cash and cash equivalents held outside the U. S.,

•	The effect of natural disasters on our business,

•	The impact of changes in governmental policies, laws or regulations in countries where we conduct business, including the U.S.,

•	The impact of foreign exchange rates due to the large percentage of our sales and operations being in countries outside the U.S.,

•	The outcome of litigation in which Zebra may be involved, particularly litigation or claims related to infringement of third-party intellectual property rights, and

•	The outcome of any future tax matters or tax law changes.

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

Non-GAAP measures
The Company has provided reconciliations of the supplemental non-GAAP financial measures, as defined under the rules of the Securities and Exchange Commission, presented herein to the most directly comparable financial measures calculated and presented in accordance with GAAP.

These supplemental non-GAAP financial measures, Consolidated Organic Net Sales Growth, Legacy Zebra Organic Net Sales Growth, and Enterprise Organic Net Sales Growth, are presented because our management has evaluated our financial results both including and excluding the adjusted items or the effects of foreign currency translation, as applicable, and believe that the supplemental non-GAAP financial measures presented provide additional perspective and insights when analyzing the core operating performance of our business from period to period and trends in our historical operating results. These supplemental non-GAAP financial measures should not be considered superior to, as a substitute for or as an alternative to, and should be considered in conjunction with, the GAAP financial measures presented.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in the Company’s market risk during the quarter ended July 1, 2017. For additional information on market risk, refer to the “Quantitative and Qualitative Disclosures About Market Risk” section of the Form 10-K for the year ended December 31, 2016.

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

Management’s Report on Disclosure Controls

Our management is responsible for establishing and maintaining adequate disclosure controls as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management assessed the effectiveness of our disclosure controls as of July 1, 2017. Based on this assessment and those criteria, our management believes that, as of July 1, 2017, our disclosure controls are effective.

Changes in Internal Controls over Financial Reporting
As of May 1, 2017, we completed the integration of our Enterprise Resource Planning systems for the North America, Latin America, and EMEA regions, migrating many of the Enterprise processes and controls onto the Legacy Zebra instance of Oracle. This systems integration included customer order entry and invoicing, inventory procurement and management, accounts payable activity, fixed assets and accounting processes, among other operational processes and related systems. In addition, we have centralized several core back-office processes into our shared service center operations and completed the integration of our warehousing activities in Europe. As part of the systems and warehousing integration and process centralization, we changed many of the related internal controls primarily by migrating the Enterprise internal controls into the Legacy Zebra internal control structure and by sourcing process activities and related controls from new facilities.

During the quarter covered by this report and other than as described above, there have been no other changes in our internal controls that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

There have been no material changes to the risk factors included in our Annual Report for the year ended December 31, 2016 and Form 10-Q for the period ended April 1, 2017. In addition to the other information included in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2016 and in Part II, “Item 1A. Risk Factors” in the Form 10-Q for the period ended April 1, 2017, and the factors identified under “Safe Harbor” at the end of Item 2 of Part I of the Quarterly Report on Form 10-Q, which could materially affect our business, financial condition, cash flows, or results of operations. The risks described in the Annual Report and Form 10-Q for the period ended April 1, 2017 are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently considers immaterial also may materially adversely affect its business, financial condition, and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Treasury Shares

We did not purchase shares of Zebra Class A common stock during the period ending July 1, 2017 as part of the purchase plan program.

In November 2011, our Board authorized the purchase of up to an additional 3,000,000 shares under the purchase plan program and the maximum number of shares that may yet be purchased under the program is 665,475. The November 2011 authorization does not have an expiration date.

Item 6.	Exhibits

10.1	Amended and Restated Credit Agreement, dated as of July 26, 2017, by and among Zebra, the lenders and issuing banks party thereto, JPMorgan Chase Bank, N.A., and Morgan Stanley Senior Funding, Inc.

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from Zebra Technologies Corporation Quarterly Report on Form 10-Q, for the quarter ended July 1, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the consolidated balance sheets; (ii) the consolidated statements of operations; (iii) the consolidated statements of comprehensive (loss) income; (iv) the consolidated statements of cash flows; and (v) notes to consolidated financial statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZEBRA TECHNOLOGIES CORPORATION

Date: August 8, 2017	By:	/s/ Anders Gustafsson
Anders Gustafsson
Chief Executive Officer

Date: August 8, 2017	By:	/s/ Olivier Leonetti
Olivier Leonetti
Chief Financial Officer