Form 10-Q
period 2017-09-30
ZEBRA TECHNOLOGIES CORP
filed 2017-11-07
CIK 877212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2017, there were 53,189,104 shares of Class A Common Stock, $.01 par value, outstanding.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
QUARTER ENDED SEPTEMBER 30, 2017

PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements
ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	September 30, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$88	$156
Accounts receivable, net of allowances for doubtful accounts of $4	596	625
Inventories, net	492	345
Income tax receivable	60	32
Prepaid expenses and other current assets	30	64
Total Current assets	1,266	1,222
Property, plant and equipment, net	267	292
Goodwill	2,465	2,458
Other intangibles, net	332	480
Long-term deferred income taxes	125	113
Other long-term assets	71	67
Total Assets	$4,526	$4,632
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$34	$—
Accounts payable	426	413
Accrued liabilities	343	323
Deferred revenue	213	191
Income taxes payable	23	22
Total Current liabilities	1,039	949
Long-term debt	2,451	2,648
Long-term deferred income taxes	1	3
Long-term deferred revenue	128	124
Other long-term liabilities	93	116
Total Liabilities	3,712	3,840
Stockholders’ Equity:
Preferred stock, $.01 par value; authorized 10,000,000 shares; none issued	—	—
Class A common stock, $.01 par value; authorized 150,000,000 shares; issued 72,151,857 shares	1	1
Additional paid-in capital	245	210
Treasury stock at cost, 18,961,090 and 19,267,269 shares at September 30, 2017 and December 31, 2016, respectively	(621)	(614)
Retained earnings	1,244	1,240
Accumulated other comprehensive loss	(55)	(45)
Total Stockholders’ Equity	814	792
Total Liabilities and Stockholders’ Equity	$4,526	$4,632
See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Net sales:
Net sales of tangible products	$810	$772	$2,324	$2,241
Revenue from services and software	125	132	372	391
Total Net sales	935	904	2,696	2,632
Cost of sales:
Cost of sales of tangible products	420	402	1,207	1,164
Cost of services and software	86	88	248	258
Total Cost of sales	506	490	1,455	1,422
Gross profit	429	414	1,241	1,210
Operating expenses:
Selling and marketing	113	112	336	337
Research and development	96	96	291	284
General and administrative	71	74	214	225
Amortization of intangible assets	49	59	151	178
Acquisition and integration costs	4	28	50	98
Impairment of goodwill and other intangibles	—	62	—	62
Exit and restructuring costs	5	7	10	17
Total Operating expenses	338	438	1,052	1,201
Operating income (loss)	91	(24)	189	9
Other (expenses) income:
Foreign exchange gain (loss)	1	(1)	2	(4)
Interest expense, net	(95)	(46)	(176)	(145)
Other, net	(4)	(6)	(5)	(9)
Total Other expenses, net	(98)	(53)	(179)	(158)
(Loss) income before income taxes	(7)	(77)	10	(149)
Income tax expense (benefit)	5	6	(3)	5
Net (loss) income	$(12)	$(83)	$13	$(154)
Basic (loss) earnings per share	$(0.23)	$(1.61)	$0.25	$(2.99)
Diluted (loss) earnings per share	$(0.23)	$(1.61)	$0.25	$(2.99)
Basic weighted average shares outstanding	52,220,868	51,690,204	52,964,066	51,499,447
Diluted weighted average and equivalent shares outstanding	52,220,868	51,690,204	53,631,499	51,499,447
See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Net (loss) income	$(12)	$(83)	$13	$(154)
Other comprehensive income (loss), net of tax:
Unrealized loss on anticipated sales hedging transactions	(1)	(1)	(15)	(5)
Unrealized gain (loss) on forward interest rate swaps hedging transactions	1	3	3	(7)
Foreign currency translation adjustment	2	—	2	(1)
Comprehensive (loss) income	$(10)	$(81)	$3	$(167)
See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine months ended
	September 30, 2017	October 1, 2016
Cash flows from operating activities:
Net income (loss)	$13	$(154)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	209	234
Impairment of goodwill, intangibles and other assets	—	67
Amortization of debt issuance costs and discounts	30	16
Share-based compensation	25	20
Debt extinguishment costs	49	—
Deferred income taxes	(19)	(4)
Unrealized gain on forward interest rate swaps	(2)	(2)
Other, net	3	5
Changes in operating assets and liabilities:
Accounts receivable, net	38	46
Inventories, net	(145)	38
Other assets	19	20
Accounts payable	9	63
Accrued liabilities	(1)	(23)
Deferred revenue	25	(2)
Income taxes	(37)	(69)
Other operating activities	(6)	(3)
Net cash provided by operating activities	210	252
Cash flows from investing activities:
Purchases of property, plant and equipment	(36)	(49)
Purchases of long-term investments	(1)	(1)
Net cash used in investing activities	(37)	(50)
Cash flows from financing activities:
Payment of debt issuance costs and discounts	(5)	(5)
Payments of long-term debt	(1,373)	(303)
Proceeds from issuance of long-term debt	1,186	68
Payments of debt extinguishment costs	(49)	—
Proceeds from exercise of stock options and stock purchase plan purchases	9	8
Taxes paid related to net share settlement of equity awards	(5)	(6)
Net cash used in financing activities	(237)	(238)
Effect of exchange rate changes on cash	(4)	7
Net decrease in cash and cash equivalents	(68)	(29)
Cash and cash equivalents at beginning of period	156	192
Cash and cash equivalents at end of period	$88	$163
Supplemental disclosures of cash flow information:
Income taxes paid	$54	$70
Interest paid	$148	$121
See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 Description of Business and Basis of Presentation

Zebra Technologies Corporation and its wholly-owned subsidiaries (“Zebra” or the “Company”) is a global leader providing innovative Enterprise Asset Intelligence (“EAI”) solutions in the automatic indentification and data capture solutions industry. We design, manufacture, and sell a broad range of products that capture and move data. We also provide a full range of services, including maintenance, technical support, repair, and managed services, including cloud-based subscriptions. End-users of our products and services include those in retail, transportation and logistics, manufacturing, healthcare, hospitality, warehouse and distribution, energy and utilities, and education industries around the world. We provide our products and services globally through a direct sales force and an extensive network of partners.

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
In the opinion of the Company, these interim financial statements include all adjustments (of a normal, recurring nature) necessary to present fairly its Consolidated Balance Sheet as of September 30, 2017 and the Consolidated Statements of Operations and Comprehensive (Loss) Income for the three and nine months ended September 30, 2017 and October 1, 2016, and the Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and October 1, 2016. These results, however, are not necessarily indicative of the results expected for the full year.

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

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805),” which clarifies the definition of a business when considering whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The clarified definition requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This definition reduces the number of transactions that need to be further evaluated as to be considered a business, an asset must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output. The standard will be effective for public companies in the first calendar quarter of 2018, with early adoption permitted on a prospective basis. The Company has adopted this ASU effective as of January 1, 2017 on a prospective basis and has concluded that this pronouncement has no material impact on its consolidated financial statements or existing accounting policies.

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740) Intra-Entity Transfers of Assets Other Than Inventory.” This ASU allows for an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Consequently, the amendments in this ASU eliminate the exception for an intra-entity transfer of an asset other than inventory. The standard will be effective for public companies in the first calendar quarter of 2018, with early adoption permitted and on a modified retrospective basis as of the beginning of the period of adoption. The Company has adopted this ASU effective January 1, 2017. The Company recorded a reduction to retained earnings for the prior period catch-up of approximately $9 million for the unamortized prepaid tax on an intra-entity transfer of workforce in place. In the first quarter, the Company also recorded $12 million benefit related to an intercompany transfer of intellectual property as a result of newly adopted accounting standards. The Company recognized no additional tax benefit in the quarter and in the nine-month period ended September 30, 2017.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments.” This pronouncement provides clarification guidance on eight specific cash flow presentation issues that have developed due to diversity in practice. The issues include, but are not limited to, debt prepayment or extinguishment costs, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, and cash receipts from payments on beneficial interests in securitization transactions. The amendments in this ASU where practicable will be applied retrospectively. The Company has retrospectively adopted this ASU effective for the third quarter 2017. The Company reclassified prior year cash paid for debt issuance costs and discounts of $5 million on the Statement of Cash flows from operating activities to financing activities. There is no impact to the current year Statement of Cash flows as a result of this adoption.

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” This ASU requires that entities recognize excess tax benefits and deficiencies related to employee share-based payment transactions as income tax expense and benefit versus additional paid in capital. This ASU also eliminates the requirement to reclassify excess tax benefits and deficiencies from operating activities to financing activities within the statement of cash flows. The Company has adopted recognition of excess tax benefits and deficiencies within income tax expense effective January 1, 2017 on a prospective basis. The Company has adopted presentation of excess tax benefits and deficiencies within operating activities in the Statement of Cash flows effective January 1, 2017 on a retrospective basis. The Company has reflected a tax benefit of $2 million and $6 million for the three and nine month periods ending September 30, 2017, respectively, as a discrete item under the new ASU.

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

We completed the assessment phase of ASU 2014-09 in 2016 and developed a project plan to guide the implementation phase. We are in the process of updating our accounting policy around revenue recognition, evaluating new disclosure requirements, and identifying and implementing appropriate changes to our business processes, systems, and controls to support recognition and disclosure under the new standard. Observations from the implementation phase indicate that certain contractual provisions in some of our agreements could result in a different number of performance obligations and therefore different revenue recognition timing patterns under the new standard as compared to the current standard. Further, the new disclosure requirements are expected to generate changes to the content and presentation of the financial statement footnotes. The Company plans to apply the modified retrospective approach when adopting the standard in the first quarter of 2018.

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

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 amends various aspects of the recognition, measurement, presentation, and disclosure for financial instruments. This ASU requires updates to the presentation of other comprehensive income resulting from a change in instrument-specific credit risk. This standard will be effective for the Company in the first quarter of 2018. Early adoption is prohibited for those provisions that apply to the Company. Amendments should be applied by means of cumulative effect adjustment to the consolidated balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values including disclosure requirements should be applied prospectively to equity investments that exist as of the date of adoption of the ASU. Management is currently assessing the impact of adoption on its consolidated financial statements.

Note 3 Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value. Manufactured inventory cost includes materials, labor, and manufacturing overhead. Purchased inventory cost also includes internal purchasing overhead costs.

Provisions are made to reduce excess and obsolete inventories to their estimated net realizable values. Inventory provisions are based on forecasted demand, past experience with specific customers, the age and nature of the inventory, and the ability to redistribute inventory to other programs or to rework into other consumable inventory.

The components of inventories, net are as follows (in millions):

	September 30, 2017	December 31, 2016
Raw material	$111	$111
Work in process	2	1
Finished goods	379	233
Total	$492	$345

Note 4 Business Divestiture

On September 13, 2016, the Company entered into an Asset Purchase Agreement with Extreme Networks, Inc. to dispose of the Company’s wireless LAN (“WLAN”) business (“Divestiture Group”) for a gross purchase price of $55 million. On October 28, 2016, the Company completed the disposition of the Divestiture Group and recorded net proceeds of $39 million. In the third quarter 2017, the Company and Extreme Networks, Inc. finalized the net working capital amount for the Divestiture Group. The finalized amount did not differ materially from the original estimate.

The Company incurred a non-cash pre-tax charge related to the disposal group during the third quarter of 2016. This charge, which totaled $62 million, consisted of impairments of goodwill for $32 million and other intangibles for $30 million and is shown separately on the Consolidated Statements of Operations for the three and nine months ended October 1, 2016.

WLAN operating results are reported in the Enterprise segment through the closing date of the WLAN divestiture of October 28, 2016. Within the Consolidated Statements of Operations for the quarter ended October 1, 2016, the Company generated revenue and gross profit from these assets of $34 million and $16 million, respectively. In the Consolidated Statements of Operations, for the nine month period ended October 1, 2016, the Company generated revenue and gross profit from these assets of $99 million and $45 million, respectively.

Note 5 Costs Associated with Exit and Restructuring Activities

In the first quarter 2017, the Company’s executive leadership approved an initiative to continue the company’s efforts to increase operational efficiency (the “Productivity Plan”). The Company expects the Productivity Plan to build upon the exit and restructuring initiatives specific to the acquisition of the Enterprise business (“Enterprise”) from Motorola Solutions, Inc. in October 2014, (the “Acquisition Plan” or the “Acquisition”). Expected actions under the Productivity Plan may include actions related to organizational design changes, process improvements and automation. Implementation of actions identified through the Productivity Plan is expected to be substantially complete by December 2018 with the first full year of financial benefits realized in 2019. The Company has not finalized its estimate of one-time implementation costs, exit and restructuring charges, or expected benefits that may result from these efforts and will provide updates on these items in future periodic filings. Exit and restructuring costs are not included in the operating results of our segments as they are not deemed to impact the specific segment measures as reviewed by our Chief Operating Decision Maker and therefore are reported as a component of Corporate, eliminations. See Note 13 Segment Information.

Total exit and restructuring charges of $6 million life-to-date specific to the Productivity Plan have been recorded through September 30, 2017 and relate to severance and related benefits, lease exit costs and other expenses. Exit and restructuring charges of $1 million were recorded in the current quarter.

Total exit and restructuring charges of $69 million life-to-date specific to the Acquisition Plan have been recorded through September 30, 2017 and include severance and related benefits, lease exit costs and other expenses. Charges related to the Acquisition Plan for the current quarter and nine-month period ended September 30, 2017 were $4 million, respectively. The Company expects to complete the actions of the Acquisition Plan by the first quarter of 2018. Total remaining charges associated with this plan are expected to be in the range of $3 million to $4 million.

The Company incurred total exit and restructuring costs as follows (in millions):

	Cumulative costs incurred through December 31, 2016	Costs incurred for the nine-months ended September 30, 2017	Cumulative costs incurred through September 30, 2017
Severance, related benefits and, other expenses	$54	$9	$63
Obligations for future non-cancellable lease payments	11	1	12
Total	$65	$10	$75
A rollforward of the exit and restructuring accruals is as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Balance at the beginning of the period	$7	$13	$10	$15
Charged to earnings, net	5	7	10	17
Cash paid	(4)	(4)	(12)	(16)
WLAN divestiture	—	(2)	—	(2)
Balance at the end of the period	$8	$14	$8	$14
Liabilities related to exit and restructuring activities are included in the following balance sheet captions in the Company’s Consolidated Balance Sheets (in millions):

	September 30, 2017	December 31, 2016
Accrued liabilities	$6	$7
Other long-term liabilities	2	3
Total liabilities related to exit and restructuring activities	$8	$10
Settlement of the specified long-term balance will be completed by October 2023 due to the remaining obligation of non-cancellable lease payments associated with exited facilities.

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
Financial assets and liabilities carried at fair value as of September 30, 2017, are classified below (in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Money market investments related to the deferred compensation plan	$14	$—	$—	$14
Total Assets at fair value	$14	$—	$—	$14
Liabilities:
Forward interest rate swap contracts (2)	$—	$23	$—	$23
Foreign exchange contracts (1)	6	7	—	13
Liabilities related to the deferred compensation plan	14	—	—	14
Total Liabilities at fair value	$20	$30	$—	$50
Financial assets and liabilities carried at fair value as of December 31, 2016, are classified below (in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange contracts (1)	$11	$12	$—	$23
Money market investments related to the deferred compensation plan	11	—	—	11
Total Assets at fair value	$22	$12	$—	$34
Liabilities:
Forward interest rate swap contracts (2)	$—	$27	$—	$27
Liabilities related to the deferred compensation plan	11	—	—	11
Total Liabilities at fair value	$11	$27	$—	$38

(1) The fair value of the derivative contracts is calculated as follows:
a. Fair value of a put option contract associated with forecasted sales hedges is calculated using bid and ask rates for similar contracts.
b. Fair value of regular forward contracts associated with forecasted sales hedges is calculated using the period-end exchange rate adjusted for current forward points.
c. Fair value of hedges against net assets is calculated at the period-end exchange rate adjusted for current forward points (Level 2). If the hedge has been traded but not settled at period-end, the fair value is calculated at the rate at which the hedge is being settled (Level 1). As a result, transfers from Level 2 to Level 1 of the fair value hierarchy totaled $6 million and $11 million as of September 30, 2017 and December 31, 2016, respectively.
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
In accordance with ASC 815, the Company recognizes derivative instruments as either assets or liabilities on the consolidated balance sheets and measures them at fair value. The following table presents the fair value of its derivative instruments (in millions):

	Asset (Liability) Derivatives
		Fair Value
	Balance Sheet Classification	September 30, 2017	December 31, 2016
Derivative instruments designated as hedges:
Foreign exchange contracts	Prepaid expenses and other current assets	$—	$12
Foreign exchange contracts	Accrued liabilities	(7)	—
Forward interest rate swaps	Accrued liabilities	(4)	(3)
Forward interest rate swaps	Other long-term liabilities	(11)	(13)
Total derivative instruments designated as hedges		$(22)	$(4)

Derivative instruments not designated as hedges:
Foreign exchange contracts	Prepaid expenses and other current assets	$—	$11
Foreign exchange contracts	Accrued liabilities	(6)	—
Forward interest rate swaps	Accrued liabilities	(2)	(1)
Forward interest rate swaps	Other long-term liabilities	(6)	(10)
Total derivative instruments not designated as hedges		(14)	—
Total Net Derivative Liability		$(36)	$(4)
See also Note 6, Fair Value Measurements.
The following table presents the (losses) gains from changes in fair values of derivatives that are not designated as hedges (in millions):

	(Loss) Gain Recognized in Income
		Three Months Ended		Nine Months Ended
	Statements of Operations Classification	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Derivative instruments not designated as hedges:
Foreign exchange contracts	Foreign exchange loss	$(6)	$(3)	$(22)	$(6)
Forward interest rate swaps	Interest expense, net	1	—	2	2
Total loss recognized in income		$(5)	$(3)	$(20)	$(4)

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

The Company manages the exchange rate risk of anticipated euro denominated sales using put options, forward contracts, and participating forwards, all of which typically mature within twelve months of execution. The Company designates these derivative contracts as cash flow hedges. Gains and losses on these contracts are deferred in Accumulated Other Comprehensive loss on the Company’s Consolidated Balance Sheets until the contract is settled and the hedged sale is realized. The gain or loss is then reported as an increase or decrease to net sales. As of September 30, 2017 and December 31, 2016, the notional amounts of the Company’s foreign exchange cash flow hedges were €382 million and €341 million, respectively. The Company has reviewed cash flow hedges for effectiveness and determined they are highly effective.

The Company uses forward contracts, which are not designated as hedging instruments, to manage its exposures related to its Brazilian real, British pound, Canadian dollar, Czech koruna, Euro, Australian dollar, Swedish krona, Japanese yen, and Singapore dollars denominated net assets. These forward contracts typically mature within three-months after execution. Monetary gains and losses on these forward contracts are recorded in income each quarter and are generally offset by the transaction gains and losses related to their net asset positions. The notional values and the net fair value of these outstanding contracts are as follow (in millions):

	September 30, 2017		December 31, 2016
Notional balance of outstanding contracts:
British Pound/U.S. dollar		£10		£3
Euro/U.S. dollar		€93		€148
British Pound/Euro		£5		£8
Canadian Dollar/U.S. dollar		$14		$13
Czech Koruna/U.S. dollar	Kč	417	Kč	147
Brazilian Real/U.S. dollar	R$	56	R$	56
Malaysian Ringgit/U.S. dollar	RM	—	RM	16
Australian Dollar/U.S. dollar		$16		$50
Swedish Krona/U.S. dollar	kr	11	kr	7
Japanese yen/U.S. dollar		¥461		¥48
Singapore dollar/U.S. dollar	S$	5	S$	15
Net fair value (liability) asset of outstanding contracts		$(6)		$11

Interest Rate Risk Management

On July 26, 2017, the Company entered into an Amended and Restated Credit Agreement (the “A&R Credit Agreement”), which amends, modifies and adds provisions to the Company’s previous credit agreement and provided for an additional term loan of $688 million (“Term Loan A”) and increased the existing revolving credit facility (“Revolving Credit Facility”) from $250 million to $500 million. See Note 8, Long-Term Debt. Borrowings under the existing term loan (“Term Loan B”) and the new Term Loan A bear interest at a variable rate plus an applicable margin. As a result, the Company is exposed to market risk associated with the variable interest rate payments on both term loans. The Company has entered into forward interest rate swaps to hedge a portion of this interest rate risk.

Upon receiving a commitment in June 2014 for the Term Loan B, the Company entered into floating-to-fixed forward interest rate swaps. In July 2014, these swaps were designated as cash flow hedges of interest rate exposure associated with variability in future cash flows on this variable rate loan commitment. Upon funding in October 2014, the Company terminated these swaps and discontinued hedge accounting treatment. The change in fair value of the terminated swaps which had been included in other comprehensive loss up to termination will continue to be amortized to interest expense, net as the interest payments under the Term Loan affect earnings. The Company then issued new floating-to-fixed forward interest rate swaps to a syndicated group of commercial banks. These swaps were not designated as hedges and the changes in fair value are recognized in Interest expense, net on the Company’s Consolidated Statements of Operations. To offset this impact to earnings, the Company, in November 2014, entered into fixed-to-floating forward interest rate swaps, which were also not designated in a hedging relationship and thus the changes in the fair value are recognized in interest expense, net. At the same time, the

Company entered into additional floating-to-fixed interest rate swaps and designated them as cash flow hedges for hedge accounting treatment.

The changes in fair value of the swaps designated as cash flow hedges are recognized in accumulated other comprehensive loss, with any ineffectiveness immediately recognized in earnings. At September 30, 2017, the Company estimated that approximately $7 million in losses on the forward interest rate swaps designated as cash flow hedges will be reclassified from accumulated other comprehensive loss into earnings during the next four quarters.

The Company’s master netting and other similar arrangements with the respective counterparties allow for net settlement under certain conditions, which are designed to reduce credit risk by permitting net settlement with the same counterparty. The following table presents the gross fair values and related offsetting counterparty fair values as well as the net fair value amounts at September 30, 2017 (in millions):

	Gross Fair Value	Counterparty Offsetting	Net Fair Value in the Consolidated Balance Sheets
Counterparty A	$10	$6	$4
Counterparty B	4	2	2
Counterparty C	3	1	2
Counterparty D	7	3	4
Counterparty E	4	1	3
Counterparty F	4	1	3
Counterparty G	5	—	5
Total	$37	$14	$23

The notional amount of the designated interest rate swaps effective in each year of the cash flow hedge relationships does not exceed the principal amount of Term Loan B, which is hedged. The Company has reviewed the interest rate swap hedges for effectiveness and determined they are 100% effective.

The interest rate swaps have future maturities consisting of the following notional amounts per year (in millions):

Year 2017	$—
Year 2018	544
Year 2019	544
Year 2020	272
Year 2021	272
Notional balance of outstanding contracts	$1,632

Note 8 Long-Term Debt

The following table summarizes the carrying value of the Company’s long-term debt (in millions):

	September 30, 2017	December 31, 2016
Senior Notes	$300	$1,050
Term Loan B	1,293	1,653
Term Loan A	688	—
Revolving Credit Facility	235	—
Total debt	2,516	2,703
Less: Debt Issuance Costs	(12)	(22)
Less: Unamortized Discounts	(19)	(33)
Less: Current portion of long-term debt	(34)	—
Total long-term debt	$2,451	$2,648

At September 30, 2017, the future maturities of debt, excluding debt discounts and issuance costs, consisted of the following (in millions):

2017	$9
2018	39
2019	52
2020	58
2021	2,058
Thereafter	300
Total future maturities of long-term debt	$2,516

The estimated fair value of the Company’s long-term debt approximated $2.3 billion at September 30, 2017 and $2.8 billion at December 31, 2016. These fair value amounts exclude the Revolving Credit Facility and represent the estimated value at which the Company’s lenders could trade its debt within the financial markets and does not represent the settlement value of these long-term debt liabilities to the Company. The fair value of the long-term debt will continue to vary each period based on fluctuations in market interest rates, as well as changes to the Company’s credit ratings. This methodology resulted in a Level 2 classification in the fair value hierarchy.

Credit Facilities
On July 26, 2017, the Company entered into the A&R Credit Agreement, which amended, modified and added provisions to the Company’s previous credit agreement, which was entered into on October 27, 2014. The A&R Credit Agreement, provides for a Term Loan A of $688 million and increased the existing Revolving Credit Facility from $250 million to $500 million. The Company incurred debt issuance costs of $5 million related to Term Loan A and the increased Revolving Credit Facility under the A&R Credit Agreement which were capitalized.

In addition, as part of the A&R Credit Agreement, the Company partially paid down and repriced its Term Loan B. The A&R Credit Agreement also lowered the index rate spread for LIBOR loan from LIBOR + 250 bp to LIBOR + 200 bp.

In accounting for the early termination and repricing of Term Loan B, the Company applied the provisions of ASC 470-50, Modifications and Extinguishments (“ASC 470-50”). The evaluation of the accounting under ASC 470-50 was done on a creditor by creditor basis in order to determine if the terms of the debt were substantially different and, as a result, whether to apply modification or extinguishment accounting. The Company determined that the terms of the debt were not substantially different for approximately 80.4% of the lenders, and applied modification accounting. For the remaining 19.6% of the lenders, extinguishment accounting was applied. Certain lenders elected not to participate in the debt repricing, which resulted in a debt principal prepayment of $75 million of the Company’s outstanding debt balance. The debt repricing transaction also resulted in one-time pre-tax charges including third-party fees for arranger, legal and other services and accelerated discount and amortization of debt issuance costs on the debt principal prepayment of approximately $6 million. These costs are reflected as non-operating expenses on the Company’s Consolidated Statements of Operations.

As of September 30, 2017, the Term Loan A interest rate was 3.23%, and the Term Loan B interest rate was 3.31%. Borrowings under the Term Loan B, as amended, bear interest at a variable rate subject to a floor of 2.75%. Interest payments are payable monthly or quarterly on Term Loan A and the Revolving Credit Facility and quarterly on Term Loan B. The Company has entered into interest rate swaps to manage interest rate risk on its long-term debt on Term Loan B. See Note 7, Derivative Instruments.

The A&R Credit Agreement also requires the Company to prepay certain amounts in the event of certain circumstances or transactions, as defined in the A&R Credit Agreement. The Company may make prepayments against the Term Loans, in whole or in part, without premium or penalty. Under Term Loan B, the Company made debt principal prepayments of $120 million during the current quarter ended September 30, 2017 and $360 million during the nine months ended September 30, 2017. The Term Loan A, unless amended, modified, or extended, will mature on July 27, 2021 (the “Term Loan A Maturity Date”). The Term Loan B, unless amended, modified, or extended, will mature on October 27, 2021 (the “Term Loan B Maturity Date”).  To the extent not previously paid, the Term Loans are due and payable on, respectively, the Term Loan A Maturity Date and Term Loan B Maturity Date.  At such time, the Company will be required to repay all outstanding principal, accrued and unpaid interest and other charges in accordance with the A&R Credit Agreement. Assuming the Company makes no further optional debt principal prepayments on Term Loan A, the outstanding principal as of the Term Loan A Maturity Date will be approximately $498 million. Assuming the Company makes no further optional debt principal prepayments on the Term Loan B, the outstanding principal as of the Term Loan B Maturity Date will be approximately $1.3 billion.

The Revolving Credit Facility is available for working capital and other general corporate purposes including letters of credit. The amount (including letters of credit) cannot exceed $500 million. As of September 30, 2017, the Company had letters of credit totaling $5 million, which reduced funds available for other borrowings under the Revolving Credit Facility to $495 million. The Revolving Credit Facility will mature and the related commitments will terminate on July 27, 2021.

Borrowings under the Revolving Credit Facility bear interest at a variable rate plus an applicable margin. As of September 30, 2017, the Revolving Credit Facility had an average interest rate of 3.23%. Interest payments are payable monthly or quarterly for the Revolving Credit Facility. As of September 30, 2017, the Company had borrowings of $235 million against the Revolving Credit Facility. There were no borrowings against the Revolving Credit Facility in the prior year comparable period.

Senior Notes
On August 7, 2017, proceeds from the Term Loan A and Revolving Credit Facility were primarily used to redeem $750 million in principal of the 7.25% Senior Notes, maturing October 2022. In accounting for the early termination of Senior Notes, the Company applied the provisions of ASC 470-50, Modifications and Extinguishments (“ASC 470-50”). Based on the terms of the debt, the Company concluded extinguishment accounting was appropriate to apply. This partial early termination included a $49 million make whole premium, which was recorded as Interest expense, net on the Company’s Consolidated Statements of Operations. The Company also recognized non-cash accelerated discount and debt issuance costs charges of $13 million which were recorded as Interest expense, net on the Company’s Consolidated Statement of Operations.

On November 3, 2017, the Company provided notice of a conditional redemption to the holders of its $300 million aggregate principal amount of 7.25% Senior Notes (the “Notes”) due 2022 pursuant to the Indenture, dated as of October 15, 2014, by and between the Company and U.S. Bank National Association, as trustee.

Summary of third-quarter and year-to-date actions
The actions taken during the third quarter of 2017 resulted in net borrowings of $53 million and included the following:

•	Term Loan A borrowings of $688 million,

•	Revolving Credit Facility borrowings of $235 million,

•	Senior Note debt principal prepayments of $750 million, and

•	Term Loan B debt principal prepayments of $120 million

During the first two quarters of fiscal 2017, the Company made additional debt principal prepayments of Term Loan B of $240 million. For the period ending September 30, 2017, the Company has made debt principal prepayments of $187 million, net.

On September 30, 2017, the Company was in compliance with all covenants.

Note 9 Commitments and Contingencies

Warranties

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

The following table is a summary of the Company’s accrued warranty obligation (in millions):

	Nine Months Ended
	September 30, 2017	October 1, 2016
Balance at the beginning of the period	$21	$22
Warranty expense	21	20
Warranty payments	(23)	(22)
Balance at the end of the period	$19	$20

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

Note 10 Income Taxes

The Company’s effective tax rates for the nine month periods ended September 30, 2017 and October 1, 2016 were (30.0)% and (3.4)%, respectively. The variance from the federal statutory rate of 35% for the nine months ended September 30, 2017 is attributable to 1) the impact of the Enterprise acquisition, unbenefited foreign losses, and an increase in liabilities related to uncertain tax benefits, and 2) reductions related to benefits of foreign tax rates, increased deferred tax assets and credits against U.S. income tax. For the nine month period ended October 1, 2016, the Company’s effective tax rates differed from the U.S. federal income tax rate of 35% primarily due to the taxation of foreign earnings at lower rates and increases to valuation allowances in certain foreign jurisdictions that the Company was not able to benefit from due to uncertainty as to the realization of those losses, which accounted for approximately a 32% reduction in the rate in 2016. Additionally, the effective tax rate in

2016 was impacted by discrete items including the impact of the impairment of goodwill and intangible assets from the WLAN disposition.

Quarterly, Management evaluates all jurisdictions based on historical pre-tax earnings and taxable income to determine the need for valuation allowances. Based on this analysis, a valuation allowance has been recorded for any jurisdictions where, in the Company’s judgement, tax benefits will not be realized.

Pre-tax earnings outside the United States are primarily generated in the United Kingdom, Singapore, and Luxembourg, with statutory rates of 19%, 17%, and 27%, respectively. During 2017, the Company received approval from the Singapore Economic Development Board for a tax rate of 10% with the Company’s commitment to make increased investments in Singapore.

The Company’s effective tax rates for the three-month periods ended September 30, 2017 and October 1, 2016 were (71.4)% and (7.8)% respectively. The Company’s current quarter effective tax rate was lower than the federal statutory rate of 35% primarily attributable to unbenefited foreign losses, pre-tax losses in the United States, and the rate differential between U.S. and foreign jurisdictions. Additionally, the provision for income taxes recorded in the current period was impacted by benefits related to changes in estimates on the impact of the Enterprise acquisition, equity compensation, and expenses related to uncertain tax positions and changes in estimates related to prior year tax credits. The Company’s prior year quarter effective tax rate was lower than the federal statutory rate of 35% and was primarily attributable to the reduction of U.S. sourced income and the reduction of discrete expense items.

The Company is currently undergoing audits of the 2013 through 2015 U.S. federal income tax returns and 2012 and 2014 UK income tax returns. The tax years 2004 through 2016 remain open to examination by multiple foreign and U.S. state taxing jurisdictions.  The Company has unrecognized tax benefits of $50 million and $42 million and interest and penalties of $6 million and $4 million as of September 30, 2017 and December 31, 2016, respectively. Through September 30, 2017, the Company increased its liability for uncertain tax benefits related to prior years by $10 million, which was partially offset by settlement payments of $2 million. The Company recognized $2 million of interest and/or penalties related to income tax matters as part of income tax expense for the period ended September 30, 2017. The Company continues to believe its positions are supportable, however, the Company anticipates that $20 million of uncertain tax benefits may be paid within the next twelve months and, as such, is reflected as a current liability within the Company’s Consolidated Balance Sheets.  Due to uncertainties in any tax audit or litigation outcome, the Company’s estimates of the ultimate settlement of uncertain tax positions may change and the actual tax benefits may differ significantly from the estimates.

Note 11 (Loss) Earnings per Share

Basic net (loss) earnings per share is calculated by dividing net (loss) income by the weighted average number of common shares outstanding for the period. Diluted (loss) earnings per share is computed by dividing net (loss) income by the weighted average number of shares assuming dilution. Dilutive common shares outstanding is computed using the Treasury Stock method and in periods of income, reflects the additional shares that would be outstanding if dilutive stock options were exercised for common shares during the period.

(Loss) earnings per share (in millions, except share data):

	Three Months Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Basic:
Net (loss) income attributable to the Company	$(12)	$(83)	$13	$(154)
Weighted-average shares outstanding(1)	52,220,868	51,690,204	52,964,066	51,499,447
Basic (loss) earnings per share	$(0.23)	$(1.61)	$0.25	$(2.99)

Diluted:
Net (loss) income attributable to the Company	$(12)	$(83)	$13	$(154)
Weighted-average shares outstanding(1)	52,220,868	51,690,204	52,964,066	51,499,447
Dilutive shares(2)	—	—	667,433	—
Diluted weighted-average shares outstanding	52,220,868	51,690,204	53,631,499	51,499,447
Diluted (loss) earnings per share	$(0.23)	$(1.61)	$0.25	$(2.99)

(1) In periods of net loss, restricted stock awards that are classified as participating securities are excluded from the weighted-average shares outstanding computation.
(2) In periods of net loss, options were anti-dilutive and therefore excluded from the earnings per share calculation.

There were 914,183 outstanding options to purchase common shares that were anti-dilutive and excluded from the third quarter earnings per share calculation as of September 30, 2017 compared to 1,340,123 as of October 1, 2016. There were 687,831  outstanding options to purchase common shares that were anti-dilutive and excluded from the nine months ended earnings per share calculation as of September 30, 2017 compared to 1,366,130 as of October 1, 2016. Anti-dilutive securities consist primarily of stock appreciation rights (“SARs”) with an exercise price greater than the average market closing price of the Class A common stock.

Note 12 Accumulated Other Comprehensive Loss

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

•
Foreign currency translation adjustment relates to the Company’s non-U.S. subsidiary companies that have designated a functional currency other than the U.S. dollar. The Company is required to translate the subsidiary functional currency financial statements to dollars using a combination of historical, period-end, and average foreign exchange rates. This combination of rates creates the foreign currency translation adjustment component of accumulated other comprehensive loss.

The components of accumulated other comprehensive loss (“AOCI”) for the nine-months ended September 30, 2017 and October 1, 2016 are as follows (in millions):

	Unrealized (loss) gain on sales hedging	Unrealized (loss)/ gain on forward interest rate swaps	Currency translation adjustments	Total
Balance at December 31, 2015	$(1)	$(15)	$(32)	$(48)
Other comprehensive loss before reclassifications	(16)	(12)	(1)	(29)
Amounts reclassified from AOCI(1)	10	2	—	12
Tax benefit	1	3	—	4
Other comprehensive loss	(5)	(7)	(1)	(13)
Balance at October 1, 2016	$(6)	$(22)	$(33)	$(61)

Balance at December 31, 2016	$6	$(15)	$(36)	$(45)
Other comprehensive (loss) income before reclassifications	(22)	(2)	2	(22)
Amounts reclassified from AOCI(1)	4	6	—	10
Tax benefit (expense)	3	(1)	—	2
Other comprehensive (loss) income	(15)	3	2	(10)
Balance at September 30, 2017	$(9)	$(12)	$(34)	$(55)

(1) See Note 7, Derivative Instruments regarding timing of reclassifications on forward interest rate swaps.

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

Financial information by segment is presented as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Net sales:
Legacy Zebra	$325	$301	$960	$920
Enterprise	611	605	1,739	1,720
Total segment	936	906	2,699	2,640
Corporate, eliminations (1)	(1)	(2)	(3)	(8)
Total	$935	$904	$2,696	$2,632
Operating income (loss):
Legacy Zebra	$61	$50	$191	$178
Enterprise	89	89	212	200
Total segment	150	139	403	378
Corporate, eliminations (2)	(59)	(163)	(214)	(369)
Total	$91	$(24)	$189	$9

(1)	Amounts included in Corporate, eliminations consist of purchase accounting adjustments not reported in segments related to the Acquisition.

(2)
Amounts included in Corporate, eliminations consist of purchase accounting adjustments not reported in segments, amortization expense, acquisition and integration expenses, impairment of goodwill and other intangibles and exit and restructuring costs.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Zebra Technologies Corporation and its subsidiaries (“Zebra” or “Company”) is a global leader respected for innovative Enterprise Asset Intelligence (“EAI”) solutions in the automatic identification and data capture industry. We design, manufacture, and sell a broad range of products that capture and move data, including: mobile computers; barcode scanners and imagers; radio frequency identification device (“RFID”) readers; specialty printers for barcode labeling and personal identification; real-time location systems (“RTLS”); related accessories and supplies, such as self-adhesive labels and other consumables; and utilities and application software. We also provide a full range of services, including maintenance, technical support, repair, and managed services, including cloud-based subscriptions. End-users of our products and services include those in the retail, transportation and logistics, manufacturing, healthcare, hospitality, warehouse and distribution, energy and utilities, and education industries around the world.

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

On September 13, 2016, the Company entered into an Asset Purchase Agreement with Extreme Networks, Inc. to divest of its wireless LAN (“WLAN”) business (“Divestiture Group”). WLAN operating results are reported in the Enterprise segment through the closing date of the WLAN divestiture on October 28, 2016. See Note 4, Business Divestiture for additional information.

Segments
The Company’s operations consist of two reportable segments: Legacy Zebra and Enterprise. Industries served by both segments include retail, transportation and logistics, manufacturing, healthcare, and other end markets within the following regions: North America; Latin America; Asia-Pacific; and Europe, Middle East, and Africa. The Legacy Zebra segment is an industry leader in barcode printing and asset tracking technologies. Its major product lines include barcode and card printers, location solutions, supplies, and services. The Enterprise segment is an industry leader in automatic identification and data capture solutions. Its major product lines include mobile computing, data capture, RFID, and services.

Geographic Information. For the nine months ended September 30, 2017, the Company recorded $2,696 million of net sales in its Consolidated Statements of Operations, of which approximately 48.4% were attributable to North America; approximately 32.3% were attributable to Europe, Middle East, and Africa (“EMEA”); and other foreign locations accounted for the remaining 19.3%.

Restructuring Programs
In the first quarter 2017, the Company’s executive leadership approved an initiative to continue the company’s efforts to increase operational efficiency (the “Productivity Plan”). The Company expects the Productivity Plan to build upon the exit and restructuring initiatives specific to the Acquisition that the Company previously announced and began implementing during the first quarter 2015. Expected actions under the Productivity Plan may include actions related to organizational design changes, process improvements and automation. Implementation of actions identified through the Productivity Plan is expected to be substantially complete by December 2018 with the first full year of financial benefits realized in 2019. The Company has not finalized its estimate of one-time implementation costs, exit and restructuring charges, or expected benefits that may result from these efforts and will provide updates on these items in future periodic filings. Exit and restructuring costs are not included in the operating results of our segments as they are not deemed to impact the specific segment measures as reviewed by our Chief Operating Decision Maker and therefore are reported as a component of corporate eliminations.

Total exit and restructuring charges of $6 million life-to-date specific to the Productivity Plan have been recorded through September 30, 2017 and relate to severance and related benefits, lease exit costs and other expenses. Exit and restructuring charges of $1 million were recorded in the current quarter.

Total exit and restructuring charges of $69 million life-to-date specific to the Acquisition Plan have been recorded through September 30, 2017 and include severance and related benefits, lease exit costs and other expenses. Charges related to the Acquisition Plan for the current quarter and nine-month period ended September 30, 2017 were $4 million, respectively. The

Company expects to complete the actions of the Acquisition Plan by the first quarter of 2018. Total remaining charges associated with this plan are expected to be in the range of $3 million to $4 million.

See Note 5, Costs Associated with Exit and Restructuring Activities for further information.

Results of Operations

Consolidated Results of Operations

The following tables present key statistics for the Company’s operations for the three and nine months ended September 30, 2017 and October 1, 2016, respectively (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	September 30, 2017	October 1, 2016	$ Change	% Change	September 30, 2017	October 1, 2016	$ Change	% Change
Net sales	$935	$904	$31	3.4%	$2,696	$2,632	$64	2.4%
Gross profit	429	414	15	3.6%	1,241	1,210	31	2.6%
Operating expenses	338	438	(100)	(22.8)%	1,052	1,201	(149)	(12.4)%
Operating income (loss)	$91	$(24)	115	NMF	$189	$9	180	NMF
Gross margin	45.9%	45.8%			46.0%	46.0%

Net sales to customers by geographic region were as follows (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	September 30, 2017	October 1, 2016	$ Change	% Change	September 30, 2017	October 1, 2016	$ Change	% Change
Europe, Middle East and Africa	$306	$282	$24	8.5%	$872	$839	$33	3.9%
Latin America	58	54	4	7.4%	168	153	15	9.8%
Asia-Pacific	119	122	(3)	(2.5)%	350	365	(15)	(4.1)%
Total International	483	458	25	5.5%	1,390	1,357	33	2.4%
North America	452	446	6	1.3%	1,306	1,275	31	2.4%
Total net sales	$935	$904	$31	3.4%	$2,696	$2,632	$64	2.4%

Operating expenses are summarized below (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	September 30, 2017	October 1, 2016	$ Change	% Change	September 30, 2017	October 1, 2016	$ Change	% Change
Selling and marketing	$113	$112	$1	0.9%	$336	$337	$(1)	(0.3)%
Research and development	96	96	—	—%	291	284	7	2.5%
General and administrative	71	74	(3)	(4.1)%	214	225	(11)	(4.9)%
Amortization of intangible assets	49	59	(10)	(16.9)%	151	178	(27)	(15.2)%
Acquisition and integration costs	4	28	(24)	(85.7)%	50	98	(48)	(49.0)%
Impairment of goodwill and other intangibles	—	62	(62)	(100.0)%	—	62	(62)	(100.0)%
Exit and restructuring costs	5	7	(2)	(28.6)%	10	17	(7)	(41.2)%
Total operating expenses	$338	$438	$(100)	(22.8)%	$1,052	$1,201	$(149)	(12.4)%

Consolidated Organic Net sales growth:

	Three Months Ended	Nine Months Ended
	September 30, 2017	September 30, 2017
Reported GAAP Consolidated Net sales growth	3.4%	2.4%
Adjustments:
Impact of Wireless LAN Net sales (1)	4.0%	4.0%
Impact of foreign currency translation (2)	(1.3)%	(0.1)%
Corporate, eliminations (3)	(0.2)%	(0.2)%
Consolidated Organic Net sales growth	5.9%	6.1%

(1) The Company sold the wireless LAN business in October 2016. The Company excludes the impact of the net sales of this business in the prior year period when computing organic net sales growth.
(2) Operating results reported in U.S. dollars are affected by foreign currency exchange rate fluctuations. Foreign currency translation impact represents the difference in results that are attributable to fluctuations in the currency exchange rates used to convert the results for businesses where the functional currency is not the U.S. dollar. This impact is calculated by translating, for certain currencies, the current period results at the currency exchange rates used in the comparable prior year period, rather than the exchange rates in effect during the current period. In addition, we exclude the impact of the company’s foreign currency hedging program in both the current and prior year periods.
(3) Amounts included in Corporate, eliminations consist of purchase accounting adjustments not reported in segments related to the Acquisition.

Third quarter 2017 compared to third quarter 2016

Net sales increased by $31 million or 3.4% compared with the prior year quarter. The increase in net sales is due primarily to increased hardware sales in EMEA and North America. The increase in hardware sales is largely attributable to higher sales of mobile computing, data capture, and barcode printing products partially offset by the impact of the divestiture of the WLAN business in October 2016. Services sales were also lower due to the impact of the WLAN divestiture. Consolidated Organic Net Sales growth was 5.9%, reflecting growth across all regions, most notably Latin America, EMEA, and North America.

Gross margin was 45.9% compared to the prior year quarter of 45.8%. Enterprise segment gross margin improved compared to the prior year quarter primarily due to changes in business mix. Legacy Zebra segment gross margin was lower than the prior year quarter due primarily to higher overhead and services costs, and increased customer sales incentives.

Operating expenses for the quarter ended September 30, 2017 and October 1, 2016, were $338 million and $438 million, or 36.1% and 48.5% of net sales, respectively. The reduction in operating expenses was primarily due to impairment charges related to the disposal of the Company’s WLAN business in the prior year quarter and lower Acquisition and integration costs. The Company has substantially completed its integration activities associated with the Acquisition, including implementation of its common enterprise resource planning system during the second quarter, and has exited the transition services agreements with Motorola Solutions. Research and development costs were comparable to the prior year period, reflecting increased incentive compensation expense associated with improved financial performance and a reduction associated with the impact of the divestiture of the WLAN business. General and administrative expenses were lower compared to the prior year period due primarily to reduced employee benefits costs, IT expenses, and the impact of the divestiture of the WLAN business partially offset by increased incentive compensation expense associated with improved financial performance.

Operating income increased $115 million compared to the prior year quarter. The increase was primarily due to higher sales and gross profit and lower operating expenses.

Interest expense was $95 million for the quarter ended September 30, 2017, as compared to $46 million in the prior year quarter. The increase over the prior year was driven by the payments for early debt extinguishment of $49 million and accelerated amortization of debt discounts and debt issuance costs related to the debt restructuring and repricing under the A&R Credit Agreement totaling $13 million offset, in part, by the impact of early repayments of debt and lower interest rates.

In the quarter ending September 30, 2017, the Company recognized income tax expense of $5 million compared to $6 million for the prior year quarter. The Company’s effective tax rates were (71.4)% and (7.8)% for the quarter ending September 30, 2017 and October 1, 2016, respectively. The Company’s current period effective tax rate was lower than the federal statutory rate of 35% primarily attributable to unbenefited foreign losses, pre-tax losses in the United States, and the rate differential between U.S. and foreign jurisdictions. Additionally, the provision for income taxes recorded in the current period was impacted by benefits related to changes in estimates on the impact of the Enterprise acquisition, equity compensation, and expenses related to uncertain tax positions and changes in estimates related to prior year tax credits. The Company’s prior year quarter effective tax rate was lower than the federal statutory rate of 35% and was primarily attributable due to the reduction of U.S. sourced income and the reduction of discrete expense items.

Year to date 2017 compared to year to date 2016

Net sales increased by $64 million or 2.4% compared with the prior year period. The increase in net sales is due primarily to increased hardware sales in North America, EMEA, and Latin America partially offset by lower hardware sales in Asia-Pacific. The increase in hardware sales is largely attributable to higher sales of mobile computing, data capture, and barcode printing products, partially offset by the impact of the divestiture of the WLAN business in October 2016. Services sales were also lower due to the impact of the WLAN divestiture. Consolidated Organic Net Sales growth was 6.1%, reflecting growth across all regions, most notably Latin America, EMEA and North America.

Gross margin was 46.0% in both the current and prior year periods. This reflects an increase in gross margin in the Enterprise segment primarily due to changes in business mix and improved product costs, offset by lower Legacy Zebra segment gross margin driven by primarily higher overhead and services costs, and increased customer sales incentives.

Operating expenses for the period ended September 30, 2017 and October 1, 2016, were $1,052 million and $1,201 million, or 39.0% and 45.6% of net sales, respectively. The reduction in operating expenses was primarily due to impairment charges related to the disposal of the Company’s WLAN business in the prior year period and lower acquisition and integration costs. Research and development costs were higher primarily due to increased incentive compensation expense associated with improved financial performance partially offset by the impact of the divestiture of the WLAN business. General and administrative expenses were lower compared to the prior year period due primarily to reduced employee benefits costs, facility and IT expenses, and professional fees, as well as the impact of the divestiture of the WLAN business, offset partially by increased incentive compensation expense associated with improved financial performance.

Operating income increased $180 million compared to the prior year. The increase was primarily due to higher sales and gross profit and lower operating expenses.

Interest expense was $176 million for the period ended September 30, 2017, as compared to $145 million in the prior year. The increase over the prior year was driven by the payments for early debt extinguishment of $49 million and accelerated amortization of debt discounts and debt issuance costs related to the debt restructuring and repricing under the A&R Credit Agreement of $13 million offset, in part by the impact of early repayments of debt and lower interest rates.

The Company’s effective tax rates for the nine month periods ended September 30, 2017 and October 1, 2016 were (30.0)% and (3.4)%. The current and prior period variances from the federal statutory rate of 35% for the nine months ended September 30, 2017 is primarily attributable to unbenefited foreign losses, pre-tax losses in the United States, and the rate differential between U.S. and foreign jurisdictions. Additionally, the provision for income taxes recorded in the current period was impacted by benefits related to changes in estimates on the impact of the Enterprise acquisition, equity compensation, and expenses related to uncertain tax positions and changes in estimates related to prior year tax credits. The Company’s prior year period effective tax rate was lower than the federal statutory rate of 35% primarily attributable to the reduction of U.S. sourced income and the reduction of discrete expense items.

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

Results of Operations by Segment

The following commentary should be read in conjunction with the financial results of each operating business segment as detailed in Note 13, Segment Information in the Notes to the Consolidated Financial Statements. The segment results exclude purchase accounting adjustments, amortization, acquisition, integration, impairment of goodwill and other intangibles, and exit and restructuring costs.

Legacy Zebra
(in millions, except percentages)

	Three Months Ended				Nine Months Ended
	September 30, 2017	October 1, 2016	$ Change	% Change	September 30, 2017	October 1, 2016	$ Change	% Change
Net sales	$325	$301	$24	8.0%	$960	$920	$40	4.3%
Gross profit	154	145	9	6.2%	471	463	8	1.7%
Operating expenses	93	95	(2)	(2.1)%	280	285	(5)	(1.8)%
Operating income	$61	$50	11	22.0%	$191	$178	13	7.3%
Gross margin	47.4%	48.2%			49.1%	50.3%

Legacy Zebra Organic Net sales growth:

	Three Months Ended	Nine Months Ended
	September 30, 2017	September 30, 2017
Legacy Zebra Reported GAAP Net sales growth	8.0%	4.3%
Adjustments:
Impact of foreign currency translations (1)	(1.4)%	0.1%
Legacy Zebra Organic Net sales growth	6.6%	4.4%

(1) Operating results reported in U.S. dollars are affected by foreign currency exchange rate fluctuations. Foreign currency translation impact represents the difference in results that are attributable to fluctuations in the currency exchange rates used to convert the results for businesses where the functional currency is not the U.S. dollar. This impact is calculated by translating, for certain currencies, the current period results at the currency exchange rates used in the comparable prior year period, rather than the exchange rates in effect during the current period. In addition, we exclude the impact of the company’s foreign currency hedging program in both the current and prior year periods.

Third quarter 2017 compared to third quarter 2016

Net sales for the quarter ended September 30, 2017 within Legacy Zebra increased $24 million or 8.0% compared to prior year quarter. The increase in net sales was primarily due to higher sales of barcode printing products, supplies and services. The year-over-year growth results also reflect the one-time price concession to distributors of barcode printer products imported into China which was provided for in the third quarter 2016. No provisions were required in the third quarter 2017 due to a change in import classification for barcode printers. Legacy Zebra Organic Net Sales growth for the quarter ended September 30, 2017 was 6.6%.

Gross margin was 47.4% for the quarter ended September 30, 2017 compared to 48.2% for the prior year quarter. The decrease in gross margin reflects higher overhead costs, including freight and costs associated with our regional distribution center transitions, higher services costs and increased customer sales incentives offset partially by the elimination of price concessions to distributors of barcode printer products imported into China which impacted third quarter 2016 results.

Operating income for the quarter ended September 30, 2017, increased 22.0% as the impact of higher sales and lower operating expenses was offset partially by the decline in gross margin.

Year to date 2017 compared to year to date 2016

Net sales for the period ended September 30, 2017 within Legacy Zebra increased $40 million or 4.3% compared to prior year period. The increase in net sales was primarily due to higher sales of barcode printing products, services, and supplies. The current year results also reflect price concession to distributors of barcode printer products imported into China in the third quarter of 2016. In the first nine months of 2017, no additional price concession provisions were required and a reduction of the 2016 provision was recorded due to a change in import classification for barcode printers. Legacy Zebra Organic Net Sales growth for the period ended September 30, 2017 was 4.4%.

Gross margin was 49.1% for the period ended September 30, 2017 compared to 50.3% for the prior year period. The decrease in gross margin reflects higher overhead costs, including freight and costs associated with our regional distribution center transitions, higher services costs and increased customer sales incentives offset partially by the reduction of provisions for price concessions to distributors of barcode printer products imported into China.

Operating income for the period ended September 30, 2017 increased 7.3% compared to the prior year period as the impact of higher sales and lower operating expenses was offset partially by the decline in gross margin.

Enterprise
(in millions, except percentages)

	Three Months Ended				Nine Months Ended
	September 30, 2017	October 1, 2016	$ Change	% Change	September 30, 2017	October 1, 2016	$ Change	% Change
Net sales	$611	$605	$6	1.0%	$1,739	$1,720	$19	1.1%
Gross profit	276	271	5	1.8%	773	756	17	2.2%
Operating expenses	187	182	5	2.7%	561	556	5	0.9%
Operating income	$89	$89	—	—%	$212	$200	12	6.0%
Gross margin	45.2%	44.8%			44.5%	44.0%

Enterprise Organic Net sales growth:

	Three Months Ended	Nine Months Ended
	September 30, 2017	September 30, 2017
Enterprise Reported GAAP Net sales growth	1.0%	1.1%
Adjustments:
Impact of Wireless LAN Net sales (1)	6.0%	6.2%
Impact of foreign currency translation (2)	(1.5)%	(0.2)%
Enterprise Organic Net sales growth	5.5%	7.1%

(1) The Company sold the wireless LAN business in October 2016. The Company excludes the impact of the net sales of this business in the prior year period when computing organic net sales growth.

(2) Operating results reported in U.S. dollars are affected by foreign currency exchange rate fluctuations. Foreign currency translation impact represents the difference in results that are attributable to fluctuations in the currency exchange rates used to convert the results for businesses where the functional currency is not the U.S. dollar. This impact is calculated by translating, for certain currencies, the current period results at the currency exchange rates used in the comparable prior year period, rather than the exchange rates in effect during the current period. In addition, the Company excludes the impact of the company’s foreign currency hedging program in both the current and prior year periods.

Third quarter 2017 compared to third quarter 2016

Net sales for the quarter ending September 30, 2017 within Enterprise increased $6 million or 1.0% compared to prior year quarter. The increase in net sales was primarily driven by higher sales of mobile computing and data capture products, partially offset by the impact of the divestiture of the WLAN business in October 2016. Enterprise Organic Net Sales growth for the quarter ended September 30, 2017 was 5.5%.

Gross margin for the quarter ended September 30, 2017 was 45.2% compared to 44.8% in the prior year period. The increase in gross margin was due primarily to changes in business mix.

Operating income unchanged from the prior year period, with higher gross profit offset by an increase in operating expenses.

Year to date 2017 compared to year to date 2016

Net sales for the period ending September 30, 2017 within Enterprise increased $19 million or 1.1% compared to prior year period. The increase in net sales was primarily driven by higher sales of mobile computing and data capture products, partially offset by impact of the divestiture of the WLAN business in October 2016. Enterprise Organic Net Sales growth for the period ended September 30, 2017 was 7.1%.

Gross margin for the period ended September 30, 2017 was 44.5% compared to 44.0% in the prior year period. The increase in gross margin was due primarily to changes in business mix, and improvements in product costs.

Operating income increased 6.0% primarily due to the increase in sales and gross profit.

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

	Nine Months Ended
Cash flow from:	September 30, 2017	October 1, 2016	$ Change	% Change
Operating activities	$210	$252	$(42)	(16.7)%
Investing activities	(37)	(50)	13	(26.0)%
Financing activities	(237)	(238)	1	(0.4)%
Effect of exchange rates on cash	(4)	7	(11)	(157.1)%
Net decrease in cash and cash equivalents	$(68)	$(29)	$(39)	134.5%
The change in the Company’s cash and cash equivalents balance as of September 30, 2017 is reflective of the following:

•
The decline in cash flow provided by operating activities was driven by an outflow of working capital of $168 million, primarily related to higher inventory levels and lower outstanding accounts payable. Net inventory increased primarily as a result of growth in the business and changes in product mix, an increased backlog level as we entered the fourth quarter compared to the prior year quarter, and our recent transition to a new distribution model for our European operations. In addition, the Company had significant non-cash drivers of impairment charges of $67 million taken in 2016 primarily related to the WLAN divestiture. This was offset somewhat by net income of $13 million in the current period compared to net loss of $154 million in the prior year period.

•	The decline in net cash used in investing activities is driven by lower capital expenditures.

•
Net cash used in financing activities during 2017 consisted of proceeds related to the A&R Credit agreement for Term Loan A of $688 million and a draw on the Revolving Credit Facility of $235 million. These proceeds were primarily used to redeem $750 million in principal of the 7.25% Senior Notes, maturing October 2022. The Company also had debt principal prepayments on Term Loan B of $360 million. As part of the repricing of Term Loan B, a portion of the debt was deemed to be modified and therefore, the Company included $263 million in proceeds from the issuance of long-term debt, offset by $263 million in payments of long-term debt within the Consolidated Statements of Cash Flows.

The following table shows the Company’s level of long-term debt and other information as of September 30, 2017 (in millions):

	September 30, 2017	December 31, 2016
Senior Notes	$300	$1,050
Term Loan B	1,293	1,653
Term Loan A	688	—
Revolving Credit Facility	235	—
Total debt	2,516	2,703
Less: debt issuance costs	(12)	(22)
Less: unamortized discounts	(19)	(33)
Less: Current portion of long-term debt	(34)	—
Total long-term debt	$2,451	$2,648

Credit Facilities
On July 26, 2017, the Company entered into the A&R Credit Agreement, which amended, modified and added provisions to the Company’s previous credit agreement, which was entered into on October 27, 2014. The A&R Credit Agreement, provides for a Term Loan A of $688 million and increased the existing Revolving Credit Facility from $250 million to $500 million. The Company incurred debt issuance costs of $5 million related to Term Loan A and the increased Revolving Credit Facility under the A&R Credit Agreement which were capitalized.

In addition, as part of the A&R Credit Agreement, the Company partially paid down and repriced its Term Loan B. The A&R Credit Agreement also lowered the index rate spread for LIBOR loan from LIBOR + 250 bp to LIBOR + 200 bp.

In accounting for the early termination and repricing of Term Loan B, the Company applied the provisions of ASC 470-50, Modifications and Extinguishments (“ASC 470-50”). The evaluation of the accounting under ASC 470-50 was done on a creditor by creditor basis in order to determine if the terms of the debt were substantially different and, as a result, whether to apply modification or extinguishment accounting. The Company determined that the terms of the debt were not substantially different for approximately 80.4% of the lenders, and applied modification accounting. For the remaining 19.6% of the lenders, extinguishment accounting was applied. Certain lenders elected not to participate in the debt repricing, which resulted in a debt principal prepayment of $75 million of the Company’s outstanding debt balance. The debt repricing transaction also resulted in one-time pre-tax charges including third-party fees for arranger, legal and other services and accelerated discount and amortization of debt issuance costs on the debt principal prepayment of approximately $6 million. These costs are reflected as non-operating expenses on the Company’s Consolidated Statements of Operations.

As of September 30, 2017, the Term Loan A interest rate was 3.23%, and the Term Loan B interest rate was 3.31%. Borrowings under the Term Loan B, as amended, bear interest at a variable rate subject to a floor of 2.75%. Interest payments are payable monthly or quarterly on Term Loan A and the Revolving Credit Facility and quarterly on Term Loan B. The Company has entered into interest rate swaps to manage interest rate risk on its long-term debt on Term Loan B. See Note 7, Derivative Instruments.

The A&R Credit Agreement also requires the Company to prepay certain amounts in the event of certain circumstances or transactions, as defined in the A&R Credit Agreement. The Company may make prepayments against the Term Loans, in whole or in part, without premium or penalty. Under Term Loan B, the Company made debt principal prepayments of $120 million during the current quarter ended September 30, 2017 and $360 million during the nine months ended September 30, 2017. The Term Loan A, unless amended, modified, or extended, will mature on July 27, 2021 (the “Term Loan A Maturity Date”). The Term Loan B, unless amended, modified, or extended, will mature on October 27, 2021 (the “Term Loan B Maturity Date”).  To the extent not previously paid, the Term Loans are due and payable on, respectively, the Term Loan A Maturity Date and Term Loan B Maturity Date.  At such time, the Company will be required to repay all outstanding principal, accrued and unpaid interest and other charges in accordance with the A&R Credit Agreement. Assuming the Company makes no further optional debt principal prepayments on Term Loan A, the outstanding principal as of the Term Loan A Maturity Date will be approximately $498 million. Assuming the Company makes no further optional debt principal prepayments on the Term Loan B, the outstanding principal as of the Term Loan B Maturity Date will be approximately $1.3 billion.

The Revolving Credit Facility is available for working capital and other general corporate purposes including letters of credit. The amount (including letters of credit) cannot exceed $500 million. As of September 30, 2017, the Company had letters of credit totaling $5 million, which reduced funds available for other borrowings under the Revolving Credit Facility to $495 million. The Revolving Credit Facility will mature and the related commitments will terminate on July 27, 2021.

Borrowings under the Revolving Credit Facility bear interest at a variable rate plus an applicable margin. As of September 30, 2017, the Revolving Credit Facility had an average interest rate of 3.23%. Interest payments are payable monthly or quarterly for the Revolving Credit Facility. As of September 30, 2017, the Company had borrowings of $235 million against the Revolving Credit Facility. There were no borrowings against the Revolving Credit Facility in the prior year comparable period.

Senior Notes
On August 7, 2017, proceeds from the Term Loan A and Revolving Credit Facility were primarily used to redeem $750 million in principal of the 7.25% Senior Notes, maturing October 2022. In accounting for the early termination of Senior Notes, the Company applied the provisions of ASC 470-50, Modifications and Extinguishments (“ASC 470-50”). Based on the terms of the debt, the Company concluded extinguishment accounting was appropriate to apply. This partial early termination included a $49 million make whole premium, which was recorded as Interest expense, net on the Company’s Consolidated Statements of Operations. The Company also recognized non-cash accelerated discount and debt issuance costs charges of $13 million which were recorded as Interest expense, net on the Company’s Consolidated Statement of Operations.

On November 3, 2017, the Company provided notice of a conditional redemption to the holders of its $300 million aggregate principal amount of 7.25% Senior Notes (the “Notes”) due 2022 pursuant to the Indenture, dated as of October 15, 2014, by and between the Company and U.S. Bank National Association, as trustee.

Summary of third-quarter and year-to-date actions
The actions taken during the third quarter of 2017 resulted in net borrowings of $53 million and included the following:

•	Term Loan A borrowings of $688 million,

•	Revolving Credit Facility borrowings of $235 million,

•	Senior Note debt principal prepayments of $750 million, and

•	Term Loan B debt principal prepayments of $120 million

During the first two quarters of fiscal 2017, the Company made additional debt principal prepayments of Term Loan B of $240 million. For the period ending September 30, 2017, the Company has made debt principal prepayments of $187 million, net.

On September 30, 2017, the Company was in compliance with all covenants.

Certain domestic subsidiaries of the Company (the “Guarantor Subsidiaries”) guarantee the Notes, the Term Loan and the Revolving Credit Facility on a senior basis: For the period ended September 30, 2017, the non-Guarantor Subsidiaries would have (a) accounted for 61.1% of our total revenue and (b) held 86.1% or $3.9 billion of our total assets and approximately 92.4% or $3.4 billion of our total liabilities including trade payables but excluding intercompany liabilities.

As of September 30, 2017, the Company’s cash position of $88 million included foreign cash and investments of $66 million.

Management believes that existing capital resources and funds generated from operations are sufficient to finance anticipated capital requirements.

Significant Customers

The net sales to significant customers as a percentage of total net sales were as follows:

	Nine Months Ended
	September 30, 2017			Oct 1, 2016
	Zebra	Enterprise	Total	Zebra	Enterprise	Total
Customer A	6.5%	14.8%	21.3%	5.9%	14.2%	20.1%
Customer B	6.3%	6.8%	13.1%	5.4%	7.2%	12.6%
Customer C	5.2%	8.5%	13.7%	4.9%	8.2%	13.1%

At September 30, 2017, the Company has three customers that each accounted for more than 10% of outstanding accounts receivable. The largest customers accounted for 21.9%, 12.5%, and 11.2% of outstanding accounts receivable. No other customer accounted for 10% or more of total net sales during these periods. The customers disclosed above are distributors (i.e. not end users) of the Company’s products.

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

We encourage readers of this report to review Item 1A, “Risk Factors,” in the Annual Report on Form 10-K for the year ended December 31, 2016 and in this Form 10-Q, for further discussion of issues that could affect Zebra’s future results. Zebra undertakes no obligation, other than as may be required by law, to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances, or any other reason after the date of this report.

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
There were no material changes in the Company’s market risk during the quarter ended September 30, 2017. For additional information on market risk, refer to the “Quantitative and Qualitative Disclosures About Market Risk” section of the Form 10-K for the year ended December 31, 2016.

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

Management’s Report on Disclosure Controls

Our management is responsible for establishing and maintaining adequate disclosure controls as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management assessed the effectiveness of our disclosure controls as of September 30, 2017. Based on this assessment and those criteria, our management believes that, as of September 30, 2017, our disclosure controls are effective.

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
Treasury Shares

We did not purchase shares of Zebra Class A common stock during the period ending September 30, 2017 as part of the purchase plan program.

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

101
The following financial information from Zebra Technologies Corporation Quarterly Report on Form 10-Q, for the quarter ended September 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the consolidated balance sheets; (ii) the consolidated statements of operations; (iii) the consolidated statements of comprehensive (loss) income; (iv) the consolidated statements of cash flows; and (v) notes to consolidated financial statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZEBRA TECHNOLOGIES CORPORATION

Date: November 7, 2017	By:	/s/ Anders Gustafsson
Anders Gustafsson
Chief Executive Officer

Date: November 7, 2017	By:	/s/ Olivier Leonetti
Olivier Leonetti
Chief Financial Officer