Form 10-K
period 2017-12-31
ZEBRA TECHNOLOGIES CORP
filed 2018-02-22
CIK 877212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act).   Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act. Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “accelerated filer,” “large accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Securities Act (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Act). Yes  ☐    No  ☒
As of July 1, 2017, the aggregate market value of the registrant’s Class A Common held by non-affiliates was approximately $5,260,632,176. The closing price of the Class A Common Stock on June 30, 2017, as reported on the Nasdaq Stock Market, was $100.52 per share.
As of February 15, 2018, there were 53,250,033 shares of Class A Common Stock, par value $.01 per share, outstanding.
Documents Incorporated by Reference
Certain sections of the registrant’s Notice of Annual Meeting of Stockholders and Proxy Statement for its Annual Meeting of Stockholders to be held on May 17, 2018, are incorporated by reference into Part III of this report, as indicated herein.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

PART I
References in this document to “the Company,” “we,” “us,” or “our” refer to Zebra Technologies Corporation and its subsidiaries, unless the context specifically indicates otherwise.
Safe Harbor
Forward-looking statements contained in this filing are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995 and are highly dependent upon a variety of important factors, which could cause actual results to differ materially from those expressed or implied in such forward-looking statements. When used in this document and documents referenced, the words “anticipate,” “believe,” “intend,” “estimate,” “will,” and “expect” and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements but are not the exclusive means of identifying these statements. The forward-looking statements include, but are not limited to, the Company’s financial outlook for the first quarter and full year of 2018. These forward-looking statements are based on current expectations, forecasts and assumptions and are subject to the risks and uncertainties inherent in the Company’s industry, market conditions, general domestic and international economic conditions, and other factors. These factors include:

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

•	The Company’s ability to purchase sufficient materials, parts, and components to meet customer demand, particularly in light of global economic conditions,

•	The availability of credit and the volatility of capital markets, which may affect our suppliers, customers, and ourselves,

•	Success of integrating acquisitions,

•	Interest rate and financial market conditions,

•	Access to cash and cash equivalents held outside the U.S.,

•	The effect of natural disasters on our business,

•	The impact of changes in foreign and domestic governmental policies, laws, or regulations,

•	The outcome of litigation in which the Company may be involved, particularly litigation or claims related to infringement of third-party intellectual property rights, and

•	The outcome of any future tax matters or tax law changes.
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

We design, manufacture, and sell a broad range of AIDC products, including: mobile computers, barcode scanners, RFID readers, specialty printers for barcode labeling and personal identification, real-time location systems (“RTLS”), related accessories and supplies, such as self-adhesive labels and other consumables, and software utilities and applications. We also provide a full range of services, including maintenance, technical support, repair, managed and professional services, including cloud-based subscriptions. End-users of our products and services include retail and e-commerce, transportation and logistics, manufacturing, health care, hospitality, warehouse and distribution, energy and utilities, government, and education enterprises around the world. We provide our products and services globally through a direct sales force and extensive network of channel partners. We provide products and services in over 180 countries, with 114 facilities and approximately 7,000 employees worldwide.

Through innovative application of our technologies, we are leading an evolution of the AIDC market into Enterprise Asset Intelligence (“EAI”). Specifically, EAI encompasses solutions which “sense” information from enterprise assets, including packages moving through a supply chain, equipment in a factory, workers in a warehouse, and shoppers in a store. Operational data from enterprise assets, including status, location, utilization, and preferences, is then analyzed to provide actionable insights. Finally, with the benefits of mobility, these insights can be delivered to the right user at the right time to drive more effective actions. As a result, our solutions and technologies enable enterprises to “sense, analyze, and act” more effectively to improve operational effectiveness and achieve critical business objectives.

The evolution of the AIDC market toward a more strategically oriented EAI focus is being driven by strong underlying secular trends in technology. These trends include internet of things (“IoT”), cloud-based data analytics, and mobility. The IoT is enabling a proliferation of smart, connected devices. EAI solutions, which include these smart, connected devices, capture a much broader range of information than is possible with traditional AIDC solutions and communicate this information in real-time. Cloud computing and expanded data analytics are allowing enterprises to make better business decisions through improved timeliness and visibility to information and workflows. While traditional AIDC solutions sporadically capture limited amounts of data and populate static enterprise systems, EAI solutions continuously analyze real-time data from many sources to generate actionable insights. Finally, the continued rapid growth of mobile devices and applications are significantly expanding mobile computing use cases to levels of near ubiquity in the enterprise. With this expanded mobility, end-users are able to consume or act upon dynamic enterprise data and information anytime and anywhere. The broad availability of wireless and internet connectivity also supports the adoption and deployment of the Company’s solutions to enable organizations to collect more data in real-time on the location, movement, and condition of their assets.

Integration of Enterprise Business
In October 2014, the Company acquired the Enterprise business (“Enterprise”), excluding its iDEN or Integrated Digital Enhanced Network Business, from Motorola Solutions, Inc. (“MSI”) for $3.45 billion in cash (the “Acquisition”).

The Company funded the Acquisition through a combination of cash on hand of $250 million, the sale of 7.25% senior notes due 2022 in an aggregate principal amount of $1.05 billion (the “Senior Notes”), and a credit agreement with various lenders that provided a term loan of $2.2 billion (the “Term Loan”) due 2021. During 2017, the Company executed a debt restructuring program, which included entering into an Amended and Restated Credit Agreement (“A&R Credit Agreement”) facility and a receivables financing facility which resulted in the redemption of the Senior Notes and a lower cost of debt.

Since closing the Acquisition in October 2014, integration activities by the Company have focused on creating “One Zebra” by integrating the operations of Enterprise to create a single business with common sales, service, supply chain, marketing, finance, information technology (“IT”), and other functions. Our integration priorities centered on maintaining business continuity while identifying and implementing cost synergies, operating efficiencies, and integration of functional organizations and processes. Another key focus of the integration was to conclude MSI-provided transition service agreements (“TSAs”) related primarily to IT support services. These TSAs were an interim measure to continue the operations of the Enterprise business without disruption while integration activities were completed.

During 2017, the Company substantially completed its integration activities, including the implementation of a common enterprise resource planning system, associated with the Acquisition. The Company also exited the TSAs with MSI.

Dispositions
On October 28, 2016, the Company concluded its Asset Purchase Agreement with Extreme Networks, Inc. (“Extreme”) whereby the Company sold its wireless LAN (“WLAN”) business (“Divestiture Group”) for a gross purchase price of $55 million. See Note 3, Business Combinations and Divestitures.
Operations
Our operations consist of two segments. In January 2018, the Company changed the names of the reportable segments to better reflect business operations: (1) Asset Intelligence & Tracking (“AIT”), formerly Legacy Zebra, comprised of barcode and card printing, location solutions, supplies, and services; and (2) Enterprise Visibility & Mobility (“EVM”), formerly Enterprise, comprised of mobile computing, data capture, RFID, and services.
Asset Intelligence & Tracking
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
Supplies: We produce and sell stock and customized thermal labels, receipts, ribbons, plastic cards, and wristbands suitable for use with our printers, and also wristbands which can be imaged in most commercial laser printers. We support our printing products, resellers, and end-users with an extensive line of superior quality, high-performance supplies optimized to a particular end-user’s needs. We promote the use of genuine Zebra branded supplies with our printing equipment. We also provide a family of self-laminating wristbands for use in laser printers. These wristbands are marketed under the LaserBand® name. We operate supplies production facilities located in the United States and Western Europe. We supplement our in-house production capabilities with those of third-party manufacturers to offer genuine Zebra supplies, principally in Asia.
Services:  We provide a full range of maintenance, technical support, and repair services. We also provide managed and professional services including those which help customers manage their devices and related software applications. Our offerings include cloud-based subscriptions and multiple service levels. They are typically contracted through multi-year service agreements. We provide our services directly and through our global network of partners.
Location Solutions: The Company offers a range of RTLS and services which incorporate active and passive RFID and other tracking technologies to enable users to locate, track, manage, and optimize the utilization of enterprise assets and personnel. We provide substantially all elements of the location solution, including tags, sensors, exciters, middleware software, and application software. Our location solutions are deployed primarily in manufacturing, aerospace, transportation and logistics, sports, and healthcare industries. Various sports teams utilize our MotionWorks® sports solution to track the location and movement of personnel and objects in real-time during sporting events, as well as in training and practice activities.

Enterprise Visibility & Mobility
Mobile Computing: We design, manufacture, and sell rugged and enterprise-grade mobile computing products in a variety of specialized form factors and designs to meet a wide variety of enterprise applications. Industrial applications include inventory management in warehouses and distribution centers; field mobility applications include field service, post and parcel, and direct store delivery; and retail and customer facing applications include e-commerce, omnichannel, mobile point of sale, inventory look-up, and staff collaboration. Our products incorporate both Android™ and Microsoft® Windows® operating systems and support local- and wide-area voice and data communications. Our mobile computing products often incorporate barcode scanning, global position system (“GPS”) and RFID features, and other sensory capabilities. We also provide related software tools, utilities, and applications.

Data Capture and RFID: We design, manufacture, and sell barcode scanners, image capture devices, and RFID readers. Our portfolio of barcode scanners includes laser scanning and imager products and form factors, including fixed, handheld, and embedded original equipment manufacturer (“OEM”) modules. The Company’s data capture products capture business-critical information by decoding barcodes and images, and transmit the resulting data to enterprise systems for analysis and timely decision making. Common applications include asset identification and tracking and workflow management in a variety of industries, including retail, transportation and logistics, manufacturing, and healthcare. Our RFID line of data capture products is focused on ultra-high frequency (“UHF”) technology. These RFID devices comply with the electronic product code (“EPC”) global Generation 2 UHF standard and similar standards around the world. We also provide related accessories.

Services: We provide a full range of maintenance, technical support, and repair services. We also provide managed and professional services that, among other things, help customers design, test, and deploy our solutions as well as manage their mobility devices, software applications and workflows. Our offerings include cloud-based subscriptions and multiple service levels. They are typically contracted through multi-year service agreements. We provide our services directly and through our global network of partners.
Our Competitive Strengths
The following are core competitive strengths that we believe enable us to differentiate ourselves from our competitors:

An industry leader focused solely on improving enterprise operations
We are a market leader in the key technologies of Enterprise Asset Intelligence, including mobile computing, barcode and card printing, data capture, and RFID readers. We also provide related software, services, and accessories. Our leadership position enables us to work with and support customers globally, in a variety of industries, who are focused on implementing leading-edge solutions.

High entry and switching barriers
On a global basis, we have long-standing relationships with end customers and with our extensive network of channel partners. We believe these customer relationships and our strong partner network are critical to our success and would be difficult for a new market entrant to replicate. We believe a significant portion of our products are deployed with specialized product performance and software application requirements, which could result in high switching costs.

Commitment to innovation and deep industry-specific expertise
We leverage our strong commitment to innovation and deep industry-specific expertise to deliver end-to-end solutions to a wide array of industries, with a broad portfolio of products and services.
Highly diversified business mix
We are highly diversified across business segments, end markets, geographies, customers, and suppliers. Additionally, we have strong recurring business in services and supplies driven by an extensive global installed base of products.
Global reach and brand
We sell to customers directly and through our network of channel partners around the world. This global presence gives us the capability to supply our customers with products, solutions, and services no matter the location of their operations. In addition, we believe we have strong brand recognition with a reputation in the industry as a trusted and strategic partner.

Scale advantages
We believe the size and scope of our operations, including market leadership, product development investment, portfolio breadth, and global distribution, give us advantages over our competitors. We believe we have the largest installed base of products compared with other companies in our industry. These characteristics enable us to compete successfully, achieve economies of scale, and develop industry-leading solutions.

Our Business Strategies

Leverage our market leadership position and innovation to profitably grow our core business
We expect to drive revenue growth by continuing to outpace our competition in our core businesses, including mobile computing, data capture, barcode printing, and services. We expect to achieve this by leveraging our broad portfolio of solutions and product innovation and continuing to be a strategic partner to end customers. We also expect to drive growth by capitalizing on technology transitions occurring in the industry, including the transition to the Android™ operating system in mobile computing and transitions in data capture to newer technologies involving 2D imaging and RFID. This includes increased focus on market segments and geographies that offer share-gain opportunities. In addition, we plan to leverage our market-leading installed base to accelerate growth in attach-oriented products, including services, supplies, and accessories. Our global channel partner network is vital to helping us achieve these goals. As such, we will ensure that we provide the necessary value and support for our partners to be successful.

Drive our Enterprise Asset Intelligence vision
We believe that secular technology trends, particularly in enterprise mobility, cloud computing, and IoT are transforming our customers’ businesses and our industry and provide us with significant new opportunities to create value for our customers and for the Company. We expect to capitalize on these trends, and in particular the proliferation of smart connected sensors and devices in our core market segments, by providing end-to-end solutions that integrate these sensors and devices with cloud-based workflows and analytics applications. These solutions will enable increased visibility into the enterprise, real-time, actionable information, and improved customer experiences. Our solutions will also increasingly include common features, functions, and user experiences to drive additional competitive differentiation.

Increase our opportunity for growth through expansion in adjacent market segments
We plan to drive growth through expansion in adjacent market segments that share similar technology needs with our core markets. We will focus specifically on segments where our products and solutions, workflow expertise, and customer and industry relationships will enable us to provide significant value to end users.

Continuously improve operating efficiency to expand profitability
We intend to continue to improve profitability through operational execution and increased productivity derived from continuous business process improvement, cost management, and further operating leverage as we grow our business.

Improve cash flow generation and achieve debt leverage target

Our primary balance sheet priority is to expand operating cash flow generation through growth in the business, margin expansion, and maintaining a strong focus on working capital efficiency. Our primary capital allocation priority is achievement of our target debt leverage ratio.

Competition
We operate in a highly competitive environment. The need for companies to improve productivity and implement their strategies, as well as the secular trends around IoT, cloud computing, and mobility, are some of the factors that are creating growth opportunities for established and new competitors.

Key competitive factors include the design, breadth and quality of products and services, price, product performance, durability, product and service availability, warranty coverage, brand recognition, company relationships with customers and channel partners, and company reputation. We believe we compete effectively with respect to these factors.

Mobile Computing: Competitors in mobile computing include companies that have historically served enterprises with ruggedized devices. For some applications, we compete with companies that provide tablets and smart phones. Competitors include: Datalogic, Honeywell, and Panasonic.

Data Capture and RFID: Competitors that provide a broad portfolio of barcode scanning products that are suitable for the majority of global market applications include Datalogic and Honeywell. In addition, we also compete against smaller companies that focus on limited product subsets or specific regions including Fujian Newland and Impinj.

Barcode and Card Printing: We consider our direct competition in printing to be producers of on-demand thermal transfer and direct thermal label printing systems, RFID printer/encoders, and mobile printers. We also compete with companies engaged in the design, manufacture, and marketing of printing systems that use technologies such as ink-jet, direct marking and laser printing, as well as card printers based on ink-jet, thermal transfer, embossing, film-based systems, encoders, laser engraving, and large-scale dye sublimation printers. In addition, service bureaus, which provide centralized services, compete for end-user business and provide an alternative to our card printing solutions. Competitors include: Fargo Electronics (a unit of HID Global), Honeywell, Sato, and Toshiba TEC.

Location Solutions: We compete with a diverse group of companies marketing location solutions that are primarily based on active RFID technologies. Competitors include: Cisco, Impinj, and Stanley Healthcare.

Supplies: The supplies industry is highly fragmented with competition comprised of numerous companies of various sizes around the world.

Customers
End-users of our products are diversified across a wide variety of industries, including retail and e-commerce, transportation and logistics, manufacturing, and healthcare industries. We have had three customers that each accounted for 10% or more of our sales over the past three years. All three of these customers are distributors and not end-users of our products. No end-user has accounted for 10% or more of our sales during these years. See Note 15, Segment Information and Geographic Data in the Notes to the Consolidated Financial Statements included in this Form 10-K for further information.

	Year Ended December 31,
	2017	2016	2015
Customer A	21.3%	20.1%	19.4%
Customer B	14.2%	13.2%	12.7%
Customer C	13.2%	12.4%	11.6%

Sales and Marketing
Sales: We sell our products, solutions, and services primarily through distributors (two-tier distribution), value added resellers (“VAR”), independent software vendors (“ISVs”), direct marketers, and OEMs. We also sell directly to a select number of customers through our direct sales force. Distributors purchase our products and sell to VARs, ISVs and others, thereby increasing the distribution of our products globally. VARs, ISVs, OEMs, and systems integrators provide customers with a variety of hardware, accessories, software applications, and services. VARs and ISVs typically customize solutions for specific end-user applications using their industry, systems, and applications expertise. Some OEMs resell the Zebra-manufactured products under their own brands as part of their own product offering. Because these sales channels provide specific software, configuration, installation, integration, and support services to end-users within various industry segments, these relationships are highly valued by end-users and allow our products to reach customers in a wide array of industries around the world. We believe that the breadth of our distributor and channel partner network is a competitive differentiator and enhances our ability to compete. Finally, we experience some seasonality in sales, depending upon the geographic region and industry served.

Marketing: Our marketing function aligns closely with sales and product management functions to market our products and to deliver and promote solutions that address the needs of our customers and partners. Our marketing organization includes global corporate marketing, strategic marketing, regional marketing, product marketing, global demand center, and channel marketing functions. Our corporate marketing function manages our brand, public relations, and other communications activities. Strategic marketing includes vertical marketing, ISV strategy and business intelligence. Regional marketing encompasses field and channel marketing, demand generation, and sales enablement. Product marketing manages our product launches and lifecycle go-to-market strategy. Our global demand center leads content development and digital marketing, including our website and social media. The global channel team develops and executes channel strategy and operations.

Manufacturing and Outsourcing
Final assembly of our hardware products is performed by third-parties, including electronics manufacturing services companies (“EMS”) and joint design manufacturers (“JDMs”). Our products are produced primarily in facilities located in China, Mexico, and Brazil. These JDMs or manufacturers produce our products to our design specifications. We maintain control over portions of the supply chain, including supplier selection and price negotiations for key components. The manufacturers purchase the components and subassemblies used in the production of our products. Our products are shipped to regional distribution centers, operated by 3rd party logistics providers (“3PL’s”) or the Company. A portion of products are reconfigured at the distribution centers through firmware downloads, packaging, and customer specific customization before they are shipped to customers. In addition, certain products are manufactured in accordance with procurement regulations and various international trade agreements, and remain eligible for sale to the United States government. Production facilities for our supplies products are located in the United States and Western Europe. We also supplement our in-house production capabilities with those of third-party manufacturers to offer our supplies, principally in Asia.
Research and Development
The Company devotes significant resources to developing innovative solutions for our target markets and ensuring that our products and services maintain high levels of reliability and provide value to end-users. Research and development expenditures for the years ended 2017, 2016, and 2015 were $389 million, $376 million, and $394 million respectively, or 10.5% of net sales for 2017 and 2016 and 10.8% of net sales in 2015. We have more than 1,500 engineers worldwide focused on strengthening and broadening our extensive portfolio of products and solutions.
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

Data Capture and RFID: Our data capture products allow businesses to track business critical information simply, quickly, and accurately by providing critical visibility into business processes and performance and enabling real-time action in response to the information. These products include barcode scanners in a variety of form factors, including fixed and handheld scanners and standalone modules designed for integration into third-party OEM devices. Our scanners incorporate a variety of technologies including area imagers, linear imagers, lasers, and read linear, and two-dimensional barcodes. They are used in a broad range of applications, ranging from supermarket checkout to industrial warehouse optimization to patient management in hospitals. The design of these products reflects the diverse needs of these markets, with different ergonomics, multiple communication protocols, and varying levels of ruggedness.

Our RFID products include fixed readers, RFID enabled mobile computers, and RFID sleds. These utilize passive Ultra High Frequency (“UHF”) to provide high speed, non-line of sight data capture from hundreds or thousands of RFID tags in near real-time. Using the Electronic Product Code (“EPC”) standard, end-users across multiple industries take advantage of RFID technology to track high-value assets, monitor shipments, and drive increased retail sales though improved inventory accuracy. We also offer mobile computers that support high frequency (“HF”) near-field communications (“NFC”) and low frequency (“LF”) radio technologies.

Barcode and Card Printing: All of the Company’s printers and print engines incorporate thermal printing technology. This technology creates an image by heating certain pixels of an electrical printhead to selectively image a ribbon or heat-sensitive substrate. Thermal printing benefits applications requiring simple and reliable operations, yet it is flexible enough to support a wide range of specialty label materials and associated inks. Our dye-sublimation thermal card printers produce full-color, photographic quality images that are well-suited for driver’s licenses, access and identification cards, transaction cards, and on-demand photographs. Many of our printers also incorporate RFID technology that can encode data into passive RFID transponders embedded in a label or card.

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

Supplies: Our supplies business includes thermal labels, receipts, ribbons, plastic cards and wristbands suitable for use with our printers, and wristbands which can be imaged in most commercial laser printers. Our wristbands incorporate multi-layer form technology to ensure trouble-free printing, wearer comfort, and reliable barcode reading, even when exposed to harsh chemical environments. We offer many thermal label, card, and receipt materials, and matching ribbons for diverse applications that may require meeting unique or precise specifications, including chemical or abrasion resistance, extreme temperatures, exceptional image quality, or long life.
Intellectual Property
We rely on a combination of trade secrets, patents, trademarks, copyrights, and contractual rights to establish and protect our innovations, and hold a large portfolio of intellectual property rights in the United States and other countries. As of December 31, 2017, the Company owned approximately 1,600 trademark registrations and trademark applications, and approximately 4,300 patents and patent applications, worldwide. We continue to actively seek to obtain patents and trademarks, whenever possible and practical, to secure intellectual property rights in our innovations.

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

Employees
As of December 31, 2017, the Company employed approximately 7,000 persons. Some portions of our business, primarily in Europe and China, are subject to labor laws that differ significantly from those in the United States. In Europe, for example, it is common for a works council to represent employees when discussing matters such as compensation, benefits, restructurings and layoffs. We consider our relations with our employees to be very good.
Regulatory Matters

Wireless Regulatory Matters
Our business is subject to certain wireless regulatory matters.
The use of wireless voice, data, and video communications systems requires radio spectrum, which is regulated by government agencies throughout the world. In the U.S., the Federal Communications Commission (“FCC”) and the National Telecommunications and Information Administration (“NTIA”) regulate spectrum use by non-federal entities and federal entities, respectively. Similarly, countries around the world have one or more regulatory bodies that define and implement the rules for use of the radio spectrum, pursuant to their respective national laws and international coordination under the International Telecommunications Union. We manufacture and market products in spectrum bands already made available by regulatory bodies- these include voice and data infrastructure, mobile radios, and portable or hand-held devices. Consequently, our results of operations could be positively or negatively affected by the rules and regulations adopted from time-to-time by the FCC, NTIA, or regulatory agencies in other countries. Our products operate both on licensed and unlicensed spectrum. The availability of additional radio spectrum may provide new business opportunities, and consequently, the loss of available radio spectrum may result in the loss of business opportunities. Regulatory changes in current spectrum bands may also provide opportunities or may require modifications to some products so they can continue to be manufactured and marketed.
Other Regulatory Matters
Some of our operations use substances regulated under various federal, state, local, and international laws governing the environment and worker health and safety, including those governing the discharge of pollutants into the ground, air and water, the management and disposal of hazardous substances and wastes and the cleanup of contaminated sites. Certain products are subject to various federal, state, local, and international laws governing chemical substances in electronic products. During 2017, compliance with U.S. federal, state and local, and foreign laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment did not have a material effect on our business or results of operations.

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
We have organized the risk factors into two sections: (1) Risks related to our business; and (2) Risks related to our Indebtedness.
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

Risks associated with operations, sales, and purchases outside the United States include:

•	Fluctuating foreign currency rates could restrict sales, increase costs of purchasing, and impact collection of receivables outside of the U.S.;

•	Volatility in foreign credit markets may affect the financial well-being of our customers and suppliers;

•	Violations of anti-corruption laws, including the Foreign Corrupt Practices Act and the U.K. Bribery Act could result in large fines and penalties;

•	Adverse changes in, or uncertainty of, local business laws or practices, including the following:

•	Foreign governments may impose burdensome tariffs, quotas, taxes, trade barriers, or capital flow restrictions;

•	Restrictions on the export or import of technology may reduce or eliminate the ability to sell in or purchase from certain markets;

•	Political and economic instability may reduce demand for our products or put our non-U.S. assets at risk;

•	Potentially limited intellectual property protection in certain countries may limit recourse against infringing on our products or cause us to refrain from selling in certain geographic territories;

•	Staffing may be difficult along with higher turnover at international operations;

•	A government controlled exchange rate and limitations on the convertibility of currencies, including the Chinese yuan;

•	Transportation delays and customs related delays that may affect production and distribution of our products;

•	Effectively managing and overseeing operations that are distant and remote from corporate headquarters may be difficult; and

•	Integration and enforcement of laws varies significantly among jurisdictions and may change significantly over time.
The Company may not be able to continue to develop products or solutions to address user needs effectively in an industry characterized by ongoing change. To be successful, we must adapt to rapidly changing technological and application needs by continually improving our products, as well as introducing new products and services, to address user demands.
The Company’s industry is characterized by:

•	Evolving industry standards;

•	Frequent new product and service introductions;

•	Evolving distribution channels;

•	Increasing demand for customized product and software solutions;

•	Changing customer demands; and

•	Changing security protocols.
Future success will depend on our ability to effectively and economically adapt in this evolving environment. We could incur substantial costs if we must modify our business to adapt to these changes, and may even be unable to adapt to these changes.
The Company participates in a competitive industry, which may become more competitive. Competitors may be able to respond more quickly to new or emerging technology and changes in customer requirements. We face significant competition in developing and selling our products and solutions. To remain competitive, we believe we must continue to effectively and economically provide:

•	Technologically advanced systems that satisfy user demands;

•	Superior customer service;

•	High levels of quality and reliability; and

•	Dependable and efficient distribution networks.
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
The Company is vulnerable to the potential difficulties associated with the increase in the complexity of our business. We have grown rapidly over the last several years through the Acquisition and worldwide growth. This growth has caused increased complexities in the business. We believe our future success depends in part on our ability to manage our growth and increased complexities of our business. The following factors could present difficulties to us:

•	Managing our distribution channel partners;

•	Managing our contract manufacturing and supply chain;

•	Manufacturing an increased number of products;

•	Increased administrative and operational burden;

•	Maintaining and improving information technology infrastructure to support growth;

•	Increased logistical problems common to complex, expansive operations;

•	Increasing international operations; and

•	Attract, develop and retain individuals with the requisite technical expertise to develop new technologies and introduce new products and solutions.
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

Cybersecurity incidents could disrupt business operations. Like many companies, we continually strive to meet industry information security standards relevant to our business. We periodically perform vulnerability assessments, remediate vulnerabilities, review log/access, perform system maintenance, manage network perimeter protection, implement and manage disaster recovery testing, and provide periodic educational sessions to our employees to foster awareness of schemes to access sensitive information. A cybersecurity incident could include an attempt to gain unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. “Phishing” and other types of attempts to obtain unauthorized information or access are often sophisticated and difficult to detect or defeat.
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

Laws and regulations relating to the handling of personal data may result in increased costs, legal claims, or fines against the Company. As part of our operations, the Company collects, uses, stores, and transfers personal data of third parties and employees in and across jurisdictions. The governing bodies in such jurisdictions have adopted or are considering adopting laws and regulations regarding the collection, use, transfer, storage and disclosure of personal data obtained from third parties and employees; for example, General Data Protection Regulation effective May 2018. These laws may result in burdensome or inconsistent requirements affecting the collection, use, storage, transfer and disclosure of our third party and employee personal data. Compliance may require changes in services, business practices, or internal systems that result in increased costs, lower revenue, reduced efficiency, or greater difficulty in competing with foreign-based firms. Failure to comply with existing or new rules may result in claims against the Company or significant penalties or orders to stop the alleged noncompliant activity.

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

The impact of potential changes in customs and trade policies in the United States and the potential corresponding actions by other countries in which the Company does business could adversely affect our financial performance. The U.S. government has made proposals that are intended to address trade imbalances, which include encouraging increased production in the United States. These proposals could result in increased customs duties and the renegotiation of some U.S. trade agreements. The Company imports a significant percentage of our products into the United States, and an increase in customs duties with respect to these imports could negatively impact the Company’s financial performance. If such customs duties are implemented, it also may cause the U.S.’ trading partners to take actions with respect to U.S. imports or U.S. investment activities in their respective countries. Any potential changes in trade policies in the United States and the potential corresponding actions by other countries in which the Company does business could adversely affect the Company’s financial performance. Given the level of uncertainty over which provisions will be enacted, the Company cannot predict with certainty the impact of the proposals.

The effects of the Tax Cuts and Jobs Act on our business have not yet been fully analyzed and could have an adverse effect on our results of operations. On December 22, 2017, U.S. President Donald Trump signed into law the Tax Cuts and Jobs Act (the “TCJA”) that significantly reforms the Internal Revenue Code of 1986, as amended. The TCJA, among other things, includes changes to U.S. federal corporate income tax rate, imposes significant additional limitations on the deductibility of interest, allows for the accelerated expensing of capital expenditures, and puts into effect the migration from a “worldwide” system of taxation to a territorial system. We continue to analyze the impact the TCJA may have on the Company’s business. Notwithstanding the reduction in the U.S federal corporate income tax rate, the overall impact of the TCJA is uncertain, and the Company’s business and financial condition could be adversely affected. We describe the estimated impact of the TCJA on our business where appropriate throughout this Form 10-K, and specifically in Note 12, Income Taxes in the Notes to the Consolidated Financial Statements included in this Form 10-K.
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

As a multinational corporation, we conduct our business in many countries and are subject to taxation in many jurisdictions. The taxation of our business is subject to the application of multiple and sometimes conflicting tax laws and regulations, as well as multinational tax conventions. Many countries are adopting revisions to their respective tax laws based on the on-going reports issued by the Organization for Economic Co-operation and Development (“OECD”)/G20 Base Erosion and Profit Shifting (“BEPS”) Project, which, if enacted, could materially impact our tax liability due to our organizational structure and significant operations outside of the U.S. Our effective tax rate is highly dependent upon the geographic distribution of our worldwide earnings or losses resulting from our structure and operating model, the tax regulations and tax holidays in each geographic region, and the availability of tax credits and carry-forwards. The application of tax laws and regulations is subject to legal and factual interpretation, judgment, and uncertainty. Tax laws themselves are subject to change as a result of changes in fiscal policy, changes in legislation, and the evolution of regulations and court rulings. Consequently, taxing authorities may impose tax assessments or judgments against us that could materially impact our tax liability and/or our effective income tax rate.

Economic conditions and financial market disruptions may adversely affect our business and results of operations. Adverse economic conditions or reduced information technology spending may adversely impact our business. General disruption of financial markets and a related general economic downturn could adversely affect our business and financial condition through a reduction in demand for our products by our customers. If a slowdown were severe enough, it could require further impairment testing and write-downs of goodwill and other intangible assets. Cost reduction actions may be necessary and might lead to restructuring charges. A tightening of financial credit could adversely affect our customers, suppliers, outsourced manufacturers, and channel partners (e.g., distributors and resellers) from obtaining adequate credit for the financing of significant purchases. An economic downturn could also result in a decrease in or cancellation of orders for our products and services; negatively impacting the ability to collect accounts receivable on a timely basis; result in additional reserves for uncollectible accounts receivable; and require additional reserves for inventory obsolescence. Higher volatility and fluctuations in foreign exchange rates for the U.S. dollar against currencies such as the euro, the British pound, the Chinese yuan, and the Brazilian real could negatively impact product sales, margins, and cash flows.

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

Zebra could be adversely impacted by the United Kingdom’s withdrawal from the European Union. Zebra maintains its European regional headquarters and a label converting facility in the U.K. and has significant operations and sales throughout Europe. Although the U.K. has formally notified the E.U. of its intention to withdraw, such notice only triggered a two-year period ending in March 2019 to negotiate the terms of the withdrawal, which period could be followed by a transition period. Because the terms of the U.K.’s withdrawal are uncertain, we are unable at this time to determine the impact on Zebra’s operations and business in the U.K. and Europe. Since the U.K.’s referendum in June 2016 to withdraw from the E.U., markets have been more volatile, including fluctuations in the British pound, that could adversely impact Zebra’s operating costs in the U.K. Such market volatility could also cause customers to alter or delay buying decisions that would adversely impact Zebra’s sales in the U.K. and throughout Europe. A significant portion of our business involves cross border transactions throughout the region. The future trade relationship between the U.K. and the E.U. could adversely impact Zebra’s operations in the region by increasing costs on or importation requirements on shipments between our distribution center in the Netherlands and customers in the U.K. or between our facility in the U.K. and customers in the E.U.

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

Over the last several years we have outsourced portions of certain business operations such as repair, distribution, engineering services and information technology services and may outsource additional business operations, which limits our control over these business operations and exposes us to additional risk as a result of the actions of our outsource partners. When we outsource certain business operations, we are not able to directly control these activities. Our outsource partners may not prioritize our business over that of their other customers and they may not meet our desired level of service, cost reductions, or other metrics. In some cases, their actions may result in our being found to be in violation of laws or regulations like import or export regulations. As many of our outsource partners operate outside of the U.S., our outsourcing activity exposes us to information security vulnerabilities and increases our global risks. In addition, we are exposed to the financial viability of our outsource partners. Once a business activity is outsourced, we may be contractually prohibited from, or may not practically be able to, bring such activity back within the Company or move it to another outsource partner. The actions of our outsource partners could result in reputational damage to us and could negatively impact our financial results.
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
We rely on third-party dealers, distributors, and resellers to sell many of our products. In addition to our own sales force, we offer our products through a variety of third-party dealers, distributors, and resellers. These third-parties may also market other products that compete with our products. Failure of one or more of our dealers, distributors, or resellers to effectively promote our products could affect our ability to bring products to market and have a negative impact on our results of operations. As the Company refines our channel program, some of our third-party dealers, distributors or resellers may exit the program due to modifications to the program structure, thereby reducing our ability to bring products to market and have a negative impact on our results of operations.
Some of these third-parties are smaller and more likely to be impacted by a significant decrease in available credit that could result from a weakness in the financial markets. If credit pressures or other financial difficulties result in insolvency for third-party dealers, distributors, or retailers and we are unable to successfully transition end-customers to purchase our products from other third-parties or from us directly, it may cause, and in some cases, has caused, a negative impact on our financial results.
Final assembly of certain of our products is performed by third-party electronics manufacturers. We may be dependent on these third-party electronics manufacturers as a sole-source of supply for the manufacture of such products. A failure by such manufacturers to provide manufacturing services to us as we require, or any disruption in such manufacturing services up to and including a catastrophic shut-down, may adversely affect our business results. Because we rely on these third-party electronics manufacturers to manufacture our products, we may incur increased business continuity risks. We are not able to exercise direct control over the assembly or related operations of certain of our products. If these third-party manufacturers experience business difficulties or fail to meet our manufacturing needs, then we may be unable to satisfy customer product demands, lose sales, and be unable to maintain customer relationships. Longer production lead times may result in shortages of certain products and inadequate inventories during periods of unanticipated higher demand. Without such third parties continuing to manufacture our products, we may have no other means of final assembly of certain of our products until we are able to secure the manufacturing capability at another facility or develop an alternative manufacturing facility. This transition could be costly and time consuming.
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
The unfavorable outcome of any pending or future litigation, arbitration, or administrative action could have a material adverse effect on our financial condition or results of operations. From time to time we are a party to litigation, arbitration, or administrative actions. Our financial results and reputation could be negatively impacted by unfavorable outcomes to any pending or future litigation or administrative actions, including those related to the Foreign Corrupt Practices Act, the U.K. Bribery Act, or other anti-corruption laws. There can be no assurances as to the favorable outcome of any litigation or administrative proceedings. In addition, it can be very costly to defend litigation or administrative proceedings and these costs could negatively impact our financial results.
It is important that we are able to obtain many different types of insurance, and if we are not able to obtain insurance or exhaust our coverage we may be forced to retain the risk. We have many types of insurance coverage and are also self-insured for some risks and obligations. While the cost and availability of most insurance is stable, there are still certain types and levels of insurance that remain difficult to obtain, such as professional liability insurance, which is expensive to obtain for the amount of coverage often requested by certain customers. As we grow our global solutions and services business, we are being asked to obtain higher amounts of professional liability insurance, which could result in higher costs to do business. Natural disasters and certain risks arising from securities claims, professional liability, and public liability are potential self-insured events that could negatively impact our financial results. In addition, while we maintain insurance for certain risks, the amount of our insurance coverage may not be adequate to cover all claims or liabilities, and we may be forced to bear substantial costs from an accident, incident, or claim.
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
Section 404 of the Sarbanes-Oxley Act of 2002 requires us to document and test our internal controls over financial reporting and to report on our assessment as to the effectiveness of these controls. Any negative reports concerning our internal controls could adversely affect our future results of operations and financial condition. We may discover areas of our internal controls that need improvement. We cannot be certain that any remedial measures we take will ensure appropriate implementation and maintenance of adequate internal controls over the financial reporting processes and reporting in the future. We may incur significant additional costs in order to ensure we adequately remediate any weaknesses identified in our internal control environment, which, in turn, would reduce our earnings. Implementing any remedial measures may be complicated by the limited timeframe in which to implement such measures, and the possibility that implementation of such measures may require a substantial amount of work and time by our personnel.
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
Risks Related to our Indebtedness
In connection with the Acquisition, we incurred substantial debt obligations. Our total outstanding debt for borrowed money was approximately $3.25 billion on October 27, 2014. At December 31, 2017, the remaining principal amount of indebtedness was $2.2 billion, gross of unamortized discounts and debt issuance costs. In addition, subject to restrictions in agreements governing our existing and future indebtedness, we may incur additional indebtedness. Our substantial level of indebtedness could have important consequences, including the following:

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
Despite our indebtedness, we may need to incur substantially more indebtedness and take other actions that could further exacerbate the risk associated with our existing indebtedness. At December 31, 2017, the remaining principal amount of indebtedness was $2.2 billion, gross of unamortized discounts and debt issuance costs. In addition to our current financing activities, we may need to incur substantially more indebtedness in the future, resulting in higher leverage. Subject to the limits contained in our Debt Agreements, we may incur additional indebtedness from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. To the extent we incur additional indebtedness, the risks associated with our substantial indebtedness will be exacerbated.

Our use of derivative financial instruments to reduce interest rate risk may result in added volatility in our quarterly operating results. We do not hold or issue derivative financial instruments for trading purposes. However, we do utilize derivative financial instruments to reduce interest rate risk associated with our indebtedness. To manage variable interest rate risk, we entered into forward interest rate swap agreements, which will effectively convert a portion of our indebtedness into a fixed rate loan. Under generally accepted accounting principles, the fair values of the swap contracts, which will either be amounts receivable from or payable to counterparties, are reflected as either assets or liabilities on our Consolidated Balance Sheets. We record our fair value change in our Consolidated Statements of Operations, as a component of “Other, net” if not hedged. The associated impact on our quarterly operating results is directly related to changes in prevailing interest rates. If interest rates increase, we would have a non-cash gain on the swaps, and vice versa in the event of a decrease in interest rates. Consequently, these swap contracts introduce complexity to our operating results.
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
Additionally, the debt instruments entered into to fund a portion of the Acquisition requires us to maintain in certain circumstances compliance with a consolidated total secured net leverage ratio. Our ability to comply with this ratio may be affected by events beyond our control, and we cannot assure you that we will meet this ratio. The restrictions could adversely affect our ability to:

•	finance operations;

•	make needed capital expenditures;

•	make strategic acquisitions or investments or enter into alliances;

•	withstand a future downturn in our business or the economy in general;

•	engage in business activities, including future opportunities, that may be in our interest; and

•	plan for or react to market conditions or otherwise execute our business strategies.
A breach of any of the covenants contained in the Debt Agreements (including an inability to comply with the financial maintenance covenants) that is not remedied within the applicable cure period, if any, would result in an event of default under the Debt Agreements. If, when required, we are unable to repay or refinance our indebtedness or amend the covenants contained in the Debt Agreements, or if a default otherwise occurs that is not cured or waived, the lenders or holders of our debt could elect to declare all borrowings outstanding, together with accrued interest and other fees, to be immediately due and payable or institute foreclosure proceedings against those assets that secure the borrowings. Should the outstanding obligations be accelerated and become due and payable because of any failure to comply with the applicable covenants in the future, we would be required to search for alternative measures to finance current and ongoing obligations of our business. There can be no assurance that such financing will be available on acceptable terms, if at all. Any of these scenarios could adversely impact our liquidity, financial condition and results of operations.
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

As of December 31, 2017, the Company owned three laboratory and warehouse facilities located in Holtsville, NY, Preston, UK, and Mississauga, Ontario, Canada. The Company leases seven facilities for the purposes of manufacturing, production, and warehousing; five of which are located in the U.S. and two are located in other countries.

As of December 31, 2017, the Company had a total of 111 leased facilities with locations spread globally; 32 of which are located in the U.S. and 79 are located in 45 other countries.

We generally consider the productive capacity of the plants to be adequate and sufficient for our requirements. The extent of utilization of each manufacturing facility varies throughout the year.

Item 3.	Legal Proceedings
See Note 10, Contingencies in the Notes to Consolidated Financial Statements included in this Form 10-K.

Item 4.	Mine Safety Disclosures
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Stock Information: Price Range and Common Stock
Our Class A common stock is traded on the NASDAQ Stock Market, LLC under the symbol “ZBRA”. The following table shows the high and low trade prices for each fiscal quarter in 2017 and 2016, as reported by the NASDAQ Stock Market, LLC.

2017	High	Low	2016	High	Low
First Quarter	$93.61	$81.02	First Quarter	$70.30	$52.14
Second Quarter	109.30	86.82	Second Quarter	68.49	48.51
Third Quarter	109.89	94.78	Third Quarter	71.61	46.13
Fourth Quarter	117.44	101.49	Fourth Quarter	88.00	62.91
Source: The NASDAQ Stock Market, LLC
At February 15, 2018, the last reported price for the Class A common stock was $120.54 per share, and there were 134 registered stockholders of record for Zebra’s Class A common stock. In addition, we had approximately 29,049 stockholders who owned our stock in street name.
Dividend Policy
Since our initial public offering in 1991, we have not declared any cash dividends or distributions on our capital stock. We currently do not anticipate paying any cash dividends in the foreseeable future.
Treasury Shares
We did not purchase shares of Zebra Class A common stock during 2017 as part of the purchase plan program.
In November 2011, our Board authorized the purchase of up to 3,000,000 shares under the purchase plan program with a maximum of 665,475 shares remaining available for purchase. The November 2011 authorization does not have an expiration date.
Stock Performance Graph
This graph compares the cumulative annual change since December 31, 2012, of the total stockholder return of Zebra Technologies Corporation Class A common stock with the cumulative return on the following published indices: (i) the RDG Technology Composite; and (ii) the NASDAQ Composite Market Index, during the same period. The comparison assumes that $100 was invested in each of the Company’s Class A common stock, the stocks comprising the RDG Technology Composite and the stocks comprising the NASDAQ Composite Market Index on December 31, 2012. The comparison assumes that all dividends were reinvested at the end of the month in which they were paid.

# COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Zebra Technologies Corporation, the NASDAQ Composite Index
and the RDG Technology Composite Index

$300
$250
$200
$150
$100
$50
$0
12/12
12/13
12/14
12/15
12/16
12/17
Zebra Technologies Corporation
NASDAQ Composite
RDG Technology Composite

*$100 invested on 12/31/12 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Item 6.	Selected Financial Data
FIVE YEAR SUMMARY OF SELECTED CONSOLIDATED FINANCIAL DATA
(In millions, except shares and per share amounts)

	Year Ended December 31,
Consolidated Statements of Operations(1)	2017	2016	2015	2014	2013
Total Net sales	$3,722	$3,574	$3,650	$1,671	$1,038
Gross profit	1,710	1,642	1,644	778	503
Net income (loss)	$17	$(137)	$(158)	$32	$134

Basic earnings (loss) per share	$0.33	$(2.65)	$(3.10)	$0.64	$2.65

Diluted earnings (loss) per share	$0.32	$(2.65)	$(3.10)	$0.63	$2.63
Weighted average shares outstanding:
Basic	53,021,761	51,579,112	50,996,297	50,789,173	50,692,942
Diluted	53,688,832	51,579,112	50,996,297	51,379,698	51,063,189

	December 31,
Consolidated Balance Sheets(1)	2017	2016	2015	2014	2013
Cash and cash equivalents, investments and marketable securities	$62	$156	$192	$418	$416
Total Assets	4,275	4,632	5,040	5,539	1,120
Long-term liabilities	2,441	2,891	3,252	3,346	15
Total Stockholders’ Equity	834	792	893	1,040	959

(1)	Includes the Enterprise business from its date of acquisition, October 27, 2014.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
The Company is a global leader respected for innovative EAI solutions in the automatic information and data capture solutions industry. We design, manufacture, and sell a broad range of products that capture and move data, including: mobile computers; barcode scanners and imagers; RFID readers; specialty printers for barcode labeling and personal identification; RTLS; related accessories and supplies, such as self-adhesive labels and other consumables; and software utilities and applications. We also provide a full range of services, including maintenance, technical support, and repair, managed and professional services, including cloud-based subscriptions. End-users of our products and services include those in the retail and e-commerce, transportation and logistics, manufacturing, healthcare, hospitality, warehouse and distribution, energy and utilities, government and education enterprises around the world. Benefits of our solutions include improved efficiency and workflow management, increased productivity and asset utilization, real-time, actionable enterprise information, and better customer experiences. We provide our products and services globally through a direct sales force and an extensive network of partners. We provide products and services in over 180 countries, with 114 facilities and approximately 7,000 employees worldwide.

Segments
The Company’s operations consist of two reportable segments: Asset Intelligence & Tracking (“AIT”) and Enterprise Visibility & Mobility (“EVM”).  In January 2018, the Company changed the names of the reportable segments to better reflect business operations: (1) Asset Intelligence & Tracking (“AIT”), formerly Legacy Zebra, comprised of barcode and card printing, location solutions, supplies, and services; and (2) Enterprise Visibility & Mobility (“EVM”), formerly Enterprise, comprised of mobile computing, data capture, RFID, and services.

Asset Intelligence & Tracking
The AIT segment is an industry leader in barcode printing and asset tracking technologies. Its major product lines include barcode and card printers, supplies, services and location solutions. Industries served include retail and e-commerce, transportation and logistics, manufacturing, healthcare, and other end markets within the following regions: North America; Europe, Middle East, and Africa; Asia-Pacific; and Latin America.

Enterprise Visibility & Mobility
The EVM segment is an industry leader in automatic information and data capture solutions. Its major product lines include mobile computing, data capture, RFID, and services. Industries served include retail and e-commerce, transportation and logistics, manufacturing, healthcare, and other end markets within the following regions: North America; Europe, Middle East, and Africa; Asia-Pacific; and Latin America.

Geographic Information
For the year ended December 31, 2017, the Company recorded $3.7 billion of net sales in its consolidated statements of operations, of which approximately 48.3% were attributable to North America; approximately 32.8% were attributable to Europe, Middle East, and Africa (“EMEA”); and other foreign locations accounted for the remaining 18.9%. Net sales attributable from each region are relatively consistent with the prior year period.

Acquisition and Integration
In October 2014, the Company acquired the Enterprise business (“Enterprise”), from Motorola Solutions, Inc. (“MSI”) (the “Acquisition”) and began integration activities focused on creating “One Zebra”. Our integration priorities centered on maintaining business continuity while identifying and implementing cost synergies, operating efficiencies, and integration of functional organizations and processes. Another key focus of the integration was to exit MSI-provided transition service agreements (“TSAs”) related primarily to IT systems and support services. These TSAs were an interim measure to continue the operations of the Enterprise business without disruption while integration activities were completed. The Company substantially completed its integration activities, including the implementation of a common enterprise resource planning system and has exited the last TSAs with MSI.

Restructuring Programs
In the first quarter 2017, the Company’s executive leadership approved an initiative to continue the Company’s efforts to increase operational efficiency (the “Productivity Plan”). The Company expects the Productivity Plan to build upon the exit and restructuring initiatives specific to the acquisition of the Enterprise business (“Enterprise”) from Motorola Solutions, Inc. in October 2014, (the “Acquisition Plan”). Actions under the Productivity Plan include organizational design changes, process improvements and automation. Implementation of actions identified through the Productivity Plan is expected to be substantially complete by December 2018. Exit and restructuring costs are not included in the operating results of our segments as they are not deemed to impact the specific segment measures as reviewed by our Chief Operating Decision Maker and therefore are reported as a component of Corporate, eliminations. See Note 15, Segment Information and Geographic Data in the Notes to Consolidated Financial Statements included in this Form 10-K for further information.

Total exit and restructuring charges of $12 million life-to-date and year-to-date specific to the Productivity Plan have been recorded through December 31, 2017 and relate to severance and related benefits, lease exit costs and other expenses. Total remaining charges associated with this plan are expected to be in the range of $8 million to $12 million with activities expected to be substantially complete by the end of fiscal 2018.

Total exit and restructuring charges of $69 million life-to-date specific to the Acquisition Plan have been recorded through December 31, 2017 and include severance and related benefits, lease exit costs and other expenses. Charges related to the Acquisition Plan for the twelve-month period ended December 31, 2017 and 2016, were $4 million and $19 million, respectively. The Company has substantially completed the activities associated with the Acquisition Plan.

See Note 5, Costs Associated with Exit and Restructuring Activities in the Notes to Consolidated Financial Statements included in this Form 10-K for further information.

Impact of U.S. Tax Reform
The Company is in the process of analyzing the impact of the Tax Cut and Jobs Act (“TCJA” or “the Act”) signed into law on December 22, 2017 and has provisionally provided income tax expense of $72 million, including remeasurement of its net deferred tax assets at 21% of $35 million and the one-time transition tax of $37 million. The one-time transition tax impact has been reduced by approximately $10 million of income tax credit carryfowards, resulting in an estimated cash tax liability of $26 million, of which $2 million has been classified as a short term liability and $24 million as a long term liability, both to be remitted over the next eight years as follows (in millions):

	One-Time Transition Tax - Payments Due for Calendar Year Tax Returns
	2017	2018	2019	2020	2021	2022	2023	2024
Unremitted Earnings Payments	$2	$2	$2	$2	$2	$4	$5	$7

The Company expects that the greatest factor impacting its future effective tax rate is the federal reduction in the tax rate from 35% to 21%. Primarily due to uncertainties in the interpretation of the one-time transition tax rules and the determination of cash or other specified assets, the December 31, 2017 effective tax rate could differ materially from the amount disclosed in the financial statements. As permitted, the Company will update the estimates disclosed herein on a quarterly basis throughout 2018. See Note 12, Income Taxes in the Notes to Consolidated Financial Statements included in this Form 10-K for further information.

The Company has reviewed the impact of other provisions of the Act which took effect on January 1, 2018 and after. Based on current operations, we estimate that the Company will be subject to the Global Intangible Low-Taxed Income and the Deduction for Foreign-Derived Intangible Income provisions of the Act. We estimate that the new limitations which defer U.S. interest deductions in excess of 30% of Adjusted Taxable Income will not be applicable. Additionally, the Company will no longer be able to deduct compensation for its covered employees which exceeds the limitation under Internal Revenue Code Section 162(m).

Results of Operations: Year Ended 2017 versus 2016 and Year Ended 2016 versus 2015
Consolidated Results of Operations
(amounts in millions, except percentages)

	Year Ended December 31,			Percent Change 2017 vs 2016	Percent Change 2016 vs 2015
	2017	2016	2015
Net sales	$3,722	$3,574	$3,650	4.1%	(2.1)%
Gross profit	$1,710	$1,642	$1,644	4.1%	(0.1)%
Operating expenses	1,388	1,562	1,607	(11.1)%	(2.8)%
Operating income	$322	$80	$37	302.5%	116.2%
Gross margin	45.9%	45.9%	45.0%
Net sales to customers by geographic region were as follows (amounts in millions, except percentages):

	Year Ended December 31,			Percent Change 2017 vs 2016	Percent Change 2016 vs 2015
	2017	2016	2015
Europe, Middle East, and Africa	$1,221	$1,138	$1,194	7.3%	(4.7)%
Latin America	235	214	219	9.8%	(2.3)%
Asia-Pacific	468	483	463	(3.1)%	4.3%
Total International	1,924	1,835	1,876	4.9%	(2.2)%
North America	1,798	1,739	1,774	3.4%	(2.0)%
Total Net sales	$3,722	$3,574	$3,650	4.1%	(2.1)%

Operating expenses are summarized below (amounts in millions, except percentages):

	Year Ended December 31,			Percent Change 2017 vs 2016	Percent Change 2016 vs 2015
	2017	2016	2015
Selling and marketing	$448	$444	$494	0.9%	(10.1)%
Research and development	389	376	394	3.5%	(4.6)%
General and administrative	301	307	283	(2.0)%	8.5%
Amortization of intangible assets	184	229	251	(19.7)%	(8.8)%
Acquisition and integration costs	50	125	145	(60.0)%	(13.8)%
Impairment of goodwill and other intangibles	—	62	—	(100.0)%	NMF
Exit and restructuring costs	16	19	40	(15.8)%	(52.5)%
Total Operating expenses	$1,388	$1,562	$1,607	(11.1)%	(2.8)%

Consolidated Organic Net sales growth:

	December 31,
	2017	2016
Reported GAAP Consolidated Net sales growth	4.1%	(2.1)%
Adjustments:
Impact of Wireless LAN Net sales (1)	3.2%	1.4%
Impact of foreign currency translation (2)	(0.6)%	1.3%
Corporate, eliminations (3)	(0.2)%	(0.2)%
Consolidated Organic Net sales growth	6.5%	0.4%

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

2017 compared to 2016
Net sales increased by $148 million or 4.1% compared with the prior year period. The increase in net sales was due to higher hardware sales in North America, EMEA, and Latin America, offset by lower hardware sales in Asia-Pacific. The increase in hardware sales was largely attributable to increased sales of mobile computing, data capture, and barcode printing products, partially offset by the impact of the divestiture of the wireless LAN business in October 2016. Services sales were lower primarily due to the impact of the wireless LAN divestiture. Consolidated Organic Net sales growth was 6.5%, reflecting growth in all four geographic regions, most notably in EMEA and North America, and Latin America.

Gross margin as a percent of sales was 45.9%, or flat compared to the prior year. This reflects an increase in gross margin in the EVM segment primarily due to changes in business mix and improved product costs, offset by lower AIT segment gross margin driven primarily by higher overhead and services costs, and increased customer sales incentives.

Operating expenses for the year ended December 31, 2017 and 2016, were $1.4 billion, or 37.3% of net sales and $1.6 billion or 43.7% of net sales, respectively. The reduction in operating expenses was primarily due to impairment charges related to the disposal of the Company’s wireless LAN business in the prior year period, lower acquisition and integration costs, and lower amortization of intangible assets. During 2017, the Company substantially completed its integration activities, including the implementation of a common enterprise resource planning system, associated with the Acquisition. The Company also exited the transition services agreements with Motorola Solutions. The decrease in amortization of intangible assets was due to certain assets reaching full amortization in 2017. Exit and restructuring costs were also lower than the year-ago period due to the prior year charges that included costs associated with the divestiture of the wireless LAN business. Research and development costs were higher primarily due to increased incentive compensation expense associated with improved financial performance partially offset by the impact of the divestiture of the wireless LAN business. General and administrative expenses were lower compared to the prior year period due primarily to reduced facility and IT expenses, professional fees, and employee benefits costs, as well as the impact of the divestiture of the wireless LAN business being offset partially by increased incentive compensation expense associated with improved financial performance.
Operating income increased $242 million compared to the prior year. The increase was due to the decline in operating expenses as well as the increase in sales and gross profit.

Interest expense was $227 million for the year ended December 31, 2017 compared to $193 million in the prior year. The increase over the prior year was driven by the payments for early debt extinguishment of $65 million and accelerated amortization of debt issuance costs related to the redemption of Senior Notes of $16 million offset, in part, by the impact of early repayments of debt and lower interest rates.

Other non-operating expenses decreased $5 million to $6 million for the year ended December 31, 2017. This decrease is driven by long-term investment impairments of $1 million in the current year compared to $7 million in the prior year.

The Company recognized tax expense of $71 million and $8 million for the period ending December 31, 2017 and 2016, respectively. The Company’s effective tax rates were 80.7% and (6.2)% as of December 31, 2017 and 2016, respectively. The Company’s effective tax rate was higher than the federal statutory rate of 35% primarily due to deferred income taxed on the outbound transfer of U.S. assets, an increase in uncertain tax benefits, increased valuation allowance for its foreign deferred tax assets, foreign non-deductible expenses, the one-time transition tax and remeasurement of its net U.S. deferred tax assets under U.S. tax reform. These increases were partially offset by the benefit of lower tax rates in foreign jurisdictions, recognition of deferred tax assets on intercompany asset transfers, the generation of tax credits in the current year, and deductions from vesting of equity compensation.

2016 compared to 2015

Net sales decreased by $76 million or 2.1% compared with the prior year period. The decline in net sales is due to lower hardware sales in North America, EMEA, and Latin America, including the unfavorable impact of foreign currency changes, partially offset by higher hardware sales in Asia-Pacific. The decline in hardware sales is largely attributable to lower sales of barcode printer, data capture, wireless LAN products, and location solutions. Organic net sales increased 0.4% compared to the prior year period, reflecting growth in Asia-Pacific and North America, offset by declines in EMEA, and Latin America.

Gross margin as a percent of sales was 45.9% compared to the prior year period of 45.0%. This improvement in gross margin reflects an increase in the EVM segment gross margin primarily due to lower services and hardware product costs. AIT segment gross margin decreased primarily due to lower sales demand and the impact of incentive programs, including the concessions to distributors of printer products imported into China, partially offset by product cost improvements.

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

Other non-operating expenses increased $10 million to $11 million for the year ended December 31, 2016. This increase is driven by long-term investment impairments of $7 million and an increase in accelerated loan discount amortization of $3 million due to the debt refinancing. See Note 8, Long-Term Debt for further information on the debt refinancing amendments.

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
Results of Operations by Segment
The following commentary should be read in conjunction with the financial results of each operating business segment as detailed in Note 15, Segment Information and Geographic Data in the Notes to the Consolidated Financial Statements included in this Form 10-K. The segment results exclude purchase accounting adjustments, amortization of intangible assets, acquisition and integration costs, impairment of goodwill and intangibles, and exit and restructuring costs.
Asset Intelligence & Tracking Segment (“AIT”)

(amounts in millions, except percentages)

	Year Ended December 31,			Percent Change 2017 vs 2016	Percent Change 2016 vs 2015
	2017	2016	2015
Net sales	$1,311	$1,247	$1,286	5.1%	(3.0)%
Gross profit	$640	$620	$654	3.2%	(5.2)%
Operating expenses	380	380	396	—%	(3.9)%
Operating income	$260	$240	$258	8.3%	(7.0)%
Gross margin	48.8%	49.7%	50.9%

AIT Organic Net sales growth:

	December 31,
	2017	2016
AIT Reported GAAP Net sales growth	5.1%	(3.0)%
Adjustments:
Impact of foreign currency translations (1)	(0.5)%	1.8%
AIT Organic Net sales growth	4.6%	(1.2)%

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

2017 compared to 2016
AIT net sales for the period ending December 31, 2017 increased $64 million or 5.1% compared to prior year period. The increase in net sales was largely driven by higher sales of barcode and card printers, primarily in the EMEA and Asia-Pacific regions. Sales of supplies and services were also higher than the prior year. The year-on-year growth also reflects a price concession to distributors of barcode printer products imported into China in the third quarter of 2016. During 2017, no additional price concession provisions were required and a reduction of the 2016 provision was recorded due to a change in import classification for barcode printers. AIT organic Net sales growth for the year-ended December 31, 2017 was 4.6%.
Gross margin as a percentage of sales was 48.8% compared to 49.7% for comparable prior year period. The decrease in gross margin reflects higher overhead costs, including freight and costs associated with our regional distribution center transitions, higher services costs and increased customer sales incentives offset partially by lower provisions for price concessions to distributors of barcode printer products imported into China.

Operating income increased 8.3% as a result of increased net sales and gross profit. Operating expenses were comparable to the prior year period.

2016 compared to 2015
AIT net sales for the period ending December 31, 2016 decreased $39 million or 3.0% compared to prior year period. The decline in net sales was primarily due to lower net sales of barcode printers and location solutions, and the unfavorable impact of foreign currency changes, most notably in EMEA which was partially offset by an increase in sales of supplies. The barcode printer sales decline was primarily due to lower sales in North America and EMEA. AIT organic net sales declined compared to the prior year period by 1.2%.
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

Operating income declined 7.0% as a result of lower net sales and gross profit, partially offset by lower operating expenses.

Enterprise Visibility & Mobility Segment (“EVM”)
(amounts in millions, except percentages)

	Year Ended December 31,			Percent Change 2017 vs 2016	Percent Change 2016 vs 2015
	2017	2016	2015
Net sales	$2,414	$2,337	$2,380	3.3%	(1.8)%
Gross profit	$1,073	$1,032	$1,010	4.0%	2.2%
Operating expenses	758	746	774	1.6%	(3.6)%
Operating income	$315	$286	$236	10.1%	21.2%
Gross margin	44.4%	44.2%	42.4%

EVM Organic Net sales growth:

	December 31,
	2017	2016
EVM Reported GAAP Net sales growth	3.3%	(1.8)%
Adjustments:
Impact of Wireless LAN Net sales (1)	4.9%	2.2%
Impact of foreign currency translation (2)	(0.7)%	0.9%
EVM Organic Net sales growth	7.5%	1.3%

(1) The Company sold the wireless LAN business in October 2016 and excludes the net sales of this business in the prior year period when computing organic net sales growth.

(2) Operating results reported in U.S. dollars are affected by foreign currency exchange rate fluctuations. Foreign currency translation impact represents the difference in results that are attributable to fluctuations in the currency exchange rates used to convert the results for businesses where the functional currency is not the U.S. dollar. This impact is calculated by translating, for certain currencies, the current period results at the currency exchange rates used in the comparable prior year period, rather than the exchange rates in effect during the current period. In addition, the Company excludes the impact of it’s foreign currency hedging program in both the current and prior year periods.

2017 compared to 2016
EVM net sales for the period ending December 31, 2017 increased $77 million or 3.3% compared to prior year period. The increase in net sales was driven by higher sales of mobile computing and data capture products, primarily in the North America and EMEA regions, partially offset by impact of the divestiture of the wireless LAN business in October 2016. EVM organic net sales growth for the year-ended December 31, 2017 was 7.5%.
Gross margin for the year ended December 31, 2017 was 44.4% compared to 44.2% in the prior year period. The increase in gross margin primarily reflects changes in business mix and improvements in hardware product costs.

Operating income increased 10.1% primarily as a result of higher sales and gross profit, partially offset by an increase in operating expenses.

2016 compared to 2015
EVM net sales for the period ending December 31, 2016 decreased $43 million or 1.8% compared to prior year period. The decline in net sales was primarily driven by lower sales of wireless LAN and data capture products and the unfavorable impact of foreign currency changes in EMEA, partially offset by higher sales of mobile computing products. EVM organic net sales increased compared to the prior year period by 1.3%.
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

Operating income increased 21.2% primarily as a result of higher gross profit and lower operating expenses, partially offset by lower sales.

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
Our estimates and assumptions affect the reported amounts in our consolidated financial statements. See Note 2, Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements included in this Form 10-K.

Recently Issued Accounting Pronouncements
See Note 2, Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements included in this Form 10-K.
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

	Year Ended December 31,
	2017	2016	2015
Cash flow (used in) provided by:
Operating activities	$478	$380	$122
Investing activities	(51)	(39)	(148)
Financing activities	(517)	(384)	(161)
Effect of exchange rates on cash balances	(4)	7	(15)
Net decrease in cash and cash equivalents	$(94)	$(36)	$(202)
The change in our cash and cash equivalents balance is reflective of the following:
2017 vs. 2016
Cash flows from operations increased $98 million during 2017 to $478 million. This improvement was driven by an increase in net earnings of $154 million, partially offset by a decline in working capital primarily related to higher inventory levels and lower accounts payable. Net inventory increased primarily as a result of growth in the business and changes in product mix, an increased backlog level compared to the prior year, and our recent transition to a new distribution model for our European operations. In addition, the prior year working capital benefited from the successful renegotiation of longer payment terms with vendors.

Net cash used in the purchase of property, plant and equipment declined $27 million as compared to the prior year, as capital expenditures related to the Acquisition integration were substantially completed in 2016. The prior year investing activities also included net cash proceeds of $39 million related to the sale of the wireless LAN business.

Net cash used in financing activities during 2017 consisted of proceeds related to the A&R Credit agreement for Term Loan A of $688 million, a draw on the Revolving Credit Facility of $275 million, and proceeds related to the receivables financing facility of $145 million. These proceeds were primarily used to redeem $1.1 billion in principal of the 7.25% Senior Notes, maturing October 2022. The Company also had debt principal prepayments on Term Loan A and Term Loan B of $502 million and on the receivables financing facility of $10 million. As part of the repricing of Term Loan B, a portion of the debt was deemed to be modified and therefore, the Company included $263 million in proceeds from the issuance of long-term debt, offset by $263 million in payments of long-term debt within the Consolidated Statements of Cash Flows.
2016 vs. 2015
Cash flows from operations increased $258 million during 2016 to $380 million. This improvement was driven by lower net losses of $21 million, which included significant non-cash drivers of a lower deferred income tax benefit of $98 million and asset impairment for goodwill, intangibles and other assets of $69 million, primarily related to the wireless LAN business divestiture. Additionally, the Company had improved working capital related items of $90 million during 2016. Working capital related improvements consisted primarily of accounts payable increases due to the Company successfully renegotiating longer payment terms with vendors being partially offset by an increase in income tax cash outflows.

Net cash used in investing activities during 2016 included capital expenditures of $77 million compared to $122 million in 2015. The decrease consisted primarily of a reduction in integration and real estate related capital expenditures. This was offset somewhat by the sale of the wireless LAN business resulting in net cash received of $39 million.

Net cash used in financing activities during 2016 consisted primarily of early debt principal repayments of $382 million under the Term Loan compared to early debt principal repayments of $165 million in the comparable prior year period. Resulting from the debt refinancing amendments entered into during fiscal 2016, the Company recognized $102 million of proceeds from the issuance of long-term debt, offset by $102 million in payments of long-term debt within the Consolidated Statements of Cash Flows. Additionally, proceeds received from the exercise of stock options and employee stock purchase plan purchases (“ESPP”) were $11 million in 2016 compared to $17 million in 2015 reflecting decreased option exercises and stock purchase plan purchases. The taxes paid related to the net share settlement of equity awards were $8 million in 2016 compared to $13 million in 2015 reflecting decreased stock exercises.

See Note 8, Long-Term Debt in the Notes to the Consolidated Financial Statements included in this Form 10-K for further details.
The following table shows the carrying value of the Company’s debt (in millions):

	December 31,
	2017	2016
Senior Notes	$—	$1,050
Term Loan B	1,160	1,653
Term Loan A	679	—
Revolving Credit Facility	275	—
Receivables Financing Facility	135	—
Total debt	2,249	2,703
Less: Debt issuance costs	(7)	(22)
Less: Unamortized discounts	(15)	(33)
Less: Current portion of long-term debt	(51)	—
Total long-term debt	$2,176	$2,648

Credit Facilities
On July 26, 2017, the Company entered into the A&R Credit Agreement, which amended, modified and added provisions to the Company’s previous credit agreement. The A&R Credit Agreement provides for a Term Loan A of $688 million and increased the existing Revolving Credit Facility from $250 million to $500 million. The Company incurred and capitalized debt issuance costs of $5 million related to Term Loan A and the increased Revolving Credit Facility under the A&R Credit Agreement.

In addition, as part of the A&R Credit Agreement, the Company partially paid down and repriced its Term Loan B. The A&R Credit Agreement also lowered the index rate spread for LIBOR loan from LIBOR + 250 bp to LIBOR + 200 bp for its Term Loan B.

In accounting for the early termination and repricing of Term Loan B, the Company applied the provisions of ASC 470-50, Modifications and Extinguishments (“ASC 470-50”). The evaluation of the accounting under ASC 470-50 was done on a creditor by creditor basis in order to determine if the terms of the debt were substantially different and, as a result, whether to apply modification or extinguishment accounting. The Company determined that the terms of the debt were not substantially different for approximately 80.4% of the lenders, and applied modification accounting. For the remaining 19.6% of the lenders, extinguishment accounting was applied. Certain lenders elected not to participate in the debt repricing, which resulted in a debt principal prepayment of $75 million of the Company’s outstanding debt balance. The debt repricing transaction also resulted in one-time pre-tax charges including third-party fees for arranger, legal and other services and accelerated discount and amortization of debt issuance costs on the debt principal prepayment of approximately $6 million. These costs are reflected as non-operating expenses in Other, net on the Company’s Consolidated Statements of Operations.

As of December 31, 2017, the Term Loan A interest rate was 3.35%, and the Term Loan B interest rate was 3.37%. Borrowings under the Term Loan B, as amended, bear interest at a variable rate subject to a floor of 2.75%. The facility allows for interest payments payable monthly or quarterly on Term Loan A and quarterly on Term Loan B. The Company has entered into interest rate swaps to manage interest rate risk on its long-term debt on Term Loan B. See Note 7, Derivative Instruments in the Notes to the Consolidated Financial Statements included in this Form 10-K.

The A&R Credit Agreement also requires the Company to prepay certain amounts in the event of certain circumstances or transactions, as defined in the A&R Credit Agreement. The Company may make prepayments against the Term Loans, in whole or in part, without premium or penalty. Under Term Loan A, the Company made debt principal prepayments of $9 million during the year ended December 31, 2017. Under Term Loan B, the Company made debt principal prepayments of $493 million during the year ended December 31, 2017. The Term Loan A, unless amended, modified, or extended, will mature on July 27, 2021 (the “Term Loan A Maturity Date”). The Term Loan B, unless amended, modified, or extended, will mature on October 27, 2021 (the “Term Loan B Maturity Date”).  To the extent not previously paid, the Term Loans are due and payable on, respectively, the Term Loan A Maturity Date and Term Loan B Maturity Date.  At such time, the Company will be required to repay all outstanding principal, accrued and unpaid interest and other charges in accordance with the A&R Credit Agreement. Assuming the Company makes no further optional debt principal prepayments on Term Loan A, the outstanding principal as of the Term Loan A Maturity Date will be approximately $498 million. Assuming the Company makes no further optional debt principal prepayments on the Term Loan B, the outstanding principal as of the Term Loan B Maturity Date will be approximately $1.2 billion.

The Revolving Credit Facility is available for working capital and other general corporate purposes including letters of credit. The amount (including letters of credit) cannot exceed $500 million. As of December 31, 2017, the Company had letters of credit totaling $5 million, which reduced funds available for other borrowings under the Revolving Credit Facility to $495 million. The Revolving Credit Facility will mature and the related commitments will terminate on July 27, 2021.

Borrowings under the Revolving Credit Facility bear interest at a variable rate plus an applicable margin. As of December 31, 2017, the Revolving Credit Facility had an average interest rate of 3.39%. The facility allows for interest payments payable monthly or quarterly. As of December 31, 2017, the Company had borrowings of $275 million against the Revolving Credit Facility. There were no borrowings against the Revolving Credit Facility in the prior year comparable period.

Senior Notes
During fiscal 2017, the Company used proceeds from Term Loan A, the Revolving Credit Facility and the receivables financing facility to redeem $1.1 billion in outstanding principal of the 7.25% Senior Notes (the “Senior Notes”), maturing October 2022. In accounting for the early termination of Senior Notes, the Company applied the provisions of ASC 470-50, Modifications and Extinguishments (“ASC 470-50”). Based on the terms of the debt, the Company concluded extinguishment accounting was appropriate to apply. The Company recognized a $65 million make whole premium, which was recorded as Interest expense, net on the Company’s Consolidated Statements of Operations. The Company also recognized accelerated debt issuance costs of $16 million which were recorded as Interest expense, net on the Company’s Consolidated Statements of Operations.

Receivables Financing Facility
On December 1, 2017, a wholly-owned, bankruptcy-remote, special-purpose entity (“SPE”) of the Company entered into the Receivables Purchase Agreement, which provides for a receivables financing facility of up to $180 million. The SPE utilizes the receivables financing facility in the normal course of business as part of its management of cash flows. Under its committed receivables financing facility, a subsidiary of the Company sells its domestically originated accounts receivables at fair value, on a revolving basis, to the SPE which was formed for the sole purpose of buying the receivables. The SPE, in turn, pledges a valid and perfected first-priority security interest in the pool of purchased receivables to a financial institution for borrowing purposes. The subsidiary retains an ownership interest in the pool of receivables that are sold to the SPE and services those receivables. Accordingly, the Company has determined that these transactions do not qualify for sale accounting under ASC 860, Transfers and Servicing of Financial Assets, and has, therefore, accounted for the transactions as secured borrowings.

At December 31, 2017, the Company’s Consolidated Balance Sheets included $421 million of receivables that were pledged and $135 million of associated liabilities. The SPE borrowed $145 million on the receivables financing facility and repaid $10 million in 2017. In 2017, the Company recorded expenses related to its receivables financing facility of $1 million as Interest expense, net on the Company’s Consolidated Statements of Operations. The receivables financing facility will mature on November 29, 2019.

Borrowings under the receivables financing facility bear interest at a variable rate plus an applicable margin. As of December 31, 2017, the receivables financing facility had an average interest rate of 2.35% and requires monthly interest payments.

Both the Revolving Credit Facility and receivables financing facility include terms and conditions that limit the incurrence of additional borrowings and require that certain financial ratios be maintained at designated levels.

From January 1, 2018 through February 22, 2018, the Company made principal debt repayments of $63 million.

The company was in compliance with all covenants as of December 31, 2017 and is currently not aware of any events that would cause non-compliance with any covenants in the future.

Summary of fiscal 2017 actions
The actions taken during fiscal 2017 resulted in net repayments of $454 million and included the following:

•	Term Loan A borrowings of $688 million,

•	Term Loan A debt principal payments of $9 million,

•	Revolving Credit Facility borrowings of $275 million,

•	Senior Note debt principal prepayments of $1.05 billion,

•	Term Loan B debt principal prepayments of $493 million,

•	Receivables financing facility borrowings of $145 million, and

•	Receivables financing facility payments of $10 million.

Historically, significant portions of our cash inflows were generated by our operations. We currently expect this trend to continue throughout 2018. We believe that our existing cash and investments, borrowings available under our Revolving Credit Facility and receivables financing facility, together with cash flows expected from operations will be sufficient to meet expected operating, capital expenditure and debt obligation requirements for the next 12 months.

Certain domestic subsidiaries of the Company (the “Guarantor Subsidiaries”) guarantee the Term Loans and the Revolving Credit Facility on a senior basis: For the period ended December 31, 2017, the non-Guarantor Subsidiaries would have (a) accounted for 57.3% of our total revenue and (b) held 86.9% or $4.3 billion of our total assets and approximately 87.6% or $3.0 billion of our total liabilities including trade payables but excluding intercompany liabilities.
As of December 31, 2017, the Company’s cash position of $62 million included foreign cash and investments of $54 million.
Management believes that existing capital resources and funds generated from operations are sufficient to finance anticipated capital requirements.
Contractual Obligations
Zebra’s contractual obligations as of December 31, 2017 were (in millions):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$138	$32	$47	$23	$36
Deferred compensation liability	15	—	—	—	15
Long-term debt – principal payments	2,249	51	230	1,968	—
Interest payments	286	80	153	53	—
Payments on interest rate swaps	46	8	24	14	—
Purchase obligations	357	357	—	—	—
Total	$3,091	$528	$454	$2,058	$51

Purchase obligations are for purchases made in the normal course of business to meet operational requirements, primarily raw materials and finished goods.

Uncertain tax benefits of $51 million have been excluded from the above table. $20 million is a current liability as of December 31, 2017. The remainder is classified as long-term in nature as we cannot make a reasonably reliable estimate of the period of cash settlement with the respective taxing authority. See Note 12, Income Taxes in the Notes to Consolidated Financial Statements included in this Form 10-K for further information.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Market risk is the sensitivity of income to changes in interest rates, commodity prices, and foreign currency changes. Zebra is exposed to the following types of market risk: interest rates and foreign currency.
Interest Rate Risk
We are exposed to interest rate volatility with regard to existing debt issuances. Primary exposures include LIBOR rates. From time to time, we use interest rate derivative contracts including interest rate swaps to hedge our exposure to the impact of interest rate changes on existing debt and future debt issuances to reduce the volatility of our financing costs and, based on current and projected market conditions, achieve a desired proportion of fixed versus floating-rate debt. Generally, under these swaps, we agree with a counterparty to exchange floating-rate for fixed-rate interest amounts with an agreed upon notional principal amount.

As of December 31, 2017, we had $2.2 billion of debt outstanding under our debt facilities, which bears interest determined by reference to a variable rate index. A one percentage point increase or decrease in interest rates on the various debt instruments we hold would increase or decrease the annual interest expense we recognize and the cash we pay for interest expense by approximately $22 million. This amount excludes the impact of any associated derivative contracts. To mitigate this risk, we entered into forward interest rate swaps to hedge the interest rate risk associated with the variable interest payments on our debt facilities. Refer to Note 7, Derivative Instruments in the Notes to Consolidated Financial Statements included in this Form 10-K for further discussion of hedging activities.

Foreign Exchange Risk
We provide products and services in over 180 countries throughout the world and, therefore, at times are exposed to risk based on movements in foreign exchange rates. On occasion, we invoice customers in their local currency and have a resulting foreign currency denominated revenue transaction and accounts receivable. We also purchase certain raw materials and other items in foreign currencies. We manage these risks using derivative financial instruments. See Note 7, Derivative Instruments in the Notes to the Consolidated Financial Statements included in this Form 10-K for further discussions of hedging activities.

We are exposed to fluctuations in foreign currency exchange rates, primarily with respect to the Euro, British Pound Sterling, Czech koruna, Brazilian real, Canadian dollar, Australian dollar, Singapore dollar, Japanese yen, and Swedish krona. In general, we are a net receiver of foreign currencies and therefore benefit from a weakening of the U.S. dollar and are adversely affected by a strengthening of the U.S. dollar. A 1% increase or decrease in exchange rates relative to the U.S. dollar would increase or decrease our pre-tax income by approximately $2 million. This amount excludes the impact of any associated derivative contracts, which would largely offset this foreign exchange exposure. We enter into foreign currency forward contracts to hedge against the effect of exchange rate fluctuations on the Consolidated Balance Sheets of certain entities with exposures denominated in foreign currencies. These transactions are typically three months in maturity and are not designated as hedges.

Item 8.	Financial Statements and Supplementary Data
The financial statements and schedules of Zebra are annexed to this report as pages F-2 through F-37. An index to such materials appears on page F-1.

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

Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework as released in 2013. Based on this assessment and those criteria, our management believes that, as of December 31, 2017, our internal control over financial reporting is effective.

Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on Zebra’s internal control over financial reporting. Ernst & Young LLP’s report is included on page 37 of this report on Form 10-K.

Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2017, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Zebra Technologies Corporation

Opinion on Internal Control over Financial Reporting

We have audited Zebra Technologies Corporation’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Zebra Technologies Corporation (the “Company”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Zebra Technologies Corporation as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in Index Item 15 and our report dated February 22, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/Ernst & Young LLP
Chicago, Illinois
February 22, 2018

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

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information in response to this item is incorporated by reference from the Proxy Statement section entitled “Corporate Governance.”

Item 14.	Principal Accounting Fees and Services
The information in response to this item is incorporated by reference from the Proxy Statement section entitled “Fees of Independent Auditors.”

PART IV

Item 15.	Exhibits, Financial Statements and Schedule
The financial statements and schedule filed as part of this report are listed in the accompanying Index to Financial Statements and Schedule. The exhibits filed as a part of this report are listed in the accompanying Index to Exhibits.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized, on the 22nd day of February 2018.

ZEBRA TECHNOLOGIES CORPORATION
By: /s/ Anders Gustafsson
Anders Gustafsson
Chief Executive Officer
Pursuant to the requirements of the Securities and Exchange Act of 1934, the report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Anders Gustafsson Anders Gustafsson	Chief Executive Officer and Director (Principal Executive Officer)	February 22, 2018

/s/ Olivier Leonetti Olivier Leonetti	Chief Financial Officer (Principal Financial Officer)	February 22, 2018

/s/ Colleen O’Sullivan Colleen O’Sullivan	Vice President, Chief Accounting Officer (Principal Accounting Officer)	February 22, 2018

/s/ Michael A. Smith Michael A. Smith	Director and Chairman of the Board of Directors	February 22, 2018

/s/ Andrew K. Ludwick Andrew K. Ludwick	Director	February 22, 2018

/s/ Ross W. Manire Ross W. Manire	Director	February 22, 2018

/s/ Richard L. Keyser Richard L. Keyser	Director	February 22, 2018

/s/ Janice M. Roberts Janice M. Roberts	Director	February 22, 2018

/s/ Chirantan J. Desai Chirantan J. Desai	Director	February 22, 2018

/s/ Frank B. Modruson Frank B. Modruson	Director	February 22, 2018

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

All other financial statement schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or related notes.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Zebra Technologies Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Zebra Technologies Corporation (the “Company“) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in Index Item 15 (collectively referred to as the “consolidated financial statements“). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 22, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company‘s management. Our responsibility is to express an opinion on the Company‘s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2005.

Chicago, Illinois
February 22, 2018

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$62	$156
Accounts receivable, net	479	625
Inventories, net	458	345
Income tax receivable	40	32
Prepaid expenses and other current assets	24	64
Total Current assets	1,063	1,222
Property, plant and equipment, net	264	292
Goodwill	2,465	2,458
Other intangibles, net	299	480
Long-term deferred income taxes	119	113
Other long-term assets	65	67
Total Assets	$4,275	$4,632
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$51	$—
Accounts payable	383	413
Accrued liabilities	337	323
Deferred revenue	186	191
Income taxes payable	43	22
Total Current liabilities	1,000	949
Long-term debt	2,176	2,648
Long-term deferred income taxes	—	3
Long-term deferred revenue	148	124
Other long-term liabilities	117	116
Total Liabilities	3,441	3,840
Stockholders’ Equity:
Preferred stock, $.01 par value; authorized 10,000,000 shares; none issued	—	—
Class A common stock, $.01 par value; authorized 150,000,0000 shares; issued 72,151,857 shares	1	1
Additional paid-in capital	257	210
Treasury stock at cost, 18,915,762 and 19,267,269 shares at December 31, 2017 and December 31, 2016, respectively	(620)	(614)
Retained earnings	1,248	1,240
Accumulated other comprehensive loss	(52)	(45)
Total Stockholders’ Equity	834	792
Total Liabilities and Stockholders’ Equity	$4,275	$4,632
See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share data)

	Year Ended December 31,
	2017	2016	2015
Net sales
Net sales of tangible products	$3,223	$3,056	$3,131
Revenue from services and software	499	518	519
Total Net sales	3,722	3,574	3,650
Cost of sales:
Cost of sales of tangible products	1,677	1,593	1,629
Cost of services and software	335	339	377
Total Cost of sales	2,012	1,932	2,006
Gross profit	1,710	1,642	1,644
Operating expenses:
Selling and marketing	448	444	494
Research and development	389	376	394
General and administrative	301	307	283
Amortization of intangible assets	184	229	251
Acquisition and integration costs	50	125	145
Impairment of goodwill and other intangibles	—	62	—
Exit and restructuring costs	16	19	40
Total Operating expenses	1,388	1,562	1,607
Operating income	322	80	37
Other expenses:
Foreign exchange loss	(1)	(5)	(23)
Interest expense, net	(227)	(193)	(193)
Other, net	(6)	(11)	(1)
Total Other expenses	(234)	(209)	(217)
Income (loss) before income taxes	88	(129)	(180)
Income tax expense (benefit)	71	8	(22)
Net income (loss)	$17	$(137)	$(158)
Basic earnings (loss) per share	$0.33	$(2.65)	$(3.10)
Diluted earnings (loss) per share	$0.32	$(2.65)	$(3.10)
Basic weighted average shares outstanding	53,021,761	51,579,112	50,996,297
Diluted weighted average and equivalent shares outstanding	53,688,832	51,579,112	50,996,297
See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Year Ended December 31,
	2017	2016	2015
Net income (loss)	$17	$(137)	$(158)
Other comprehensive income (loss), net of tax:
Unrealized (loss) gain on anticipated sales hedging transactions	(15)	7	(6)
Unrealized gain (loss) on forward interest rate swaps hedging transactions	6	—	(7)
Foreign currency translation adjustment	2	(4)	(26)
Comprehensive income (loss)	$10	$(134)	$(197)
See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except share data)

	Class A Common Stock Shares	Class A Common Stock Amount	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2014	51,654,337	$1	$147	$(634)	$1,535	$(9)	$1,040
Issuance of treasury shares upon exercise of stock options, purchases under stock purchase plan and grants of restricted stock awards, net of cancellations	646,395	—	1	16	—	—	17
Shares withheld related to net share settlement	(138,881)	—	—	(13)	—	—	(13)
Issuance of warrants exercisable for 250,000 shares, exercise price $89.34, expiration April 5, 2017	—	—	4	—	—	—	4
Additional tax benefit resulting from exercise of options	—	—	11	—	—	—	11
Share-based compensation	—	—	31	—	—	—	31
Net loss	—	—	—	—	(158)	—	(158)
Unrealized loss anticipated sales hedging transactions (net of income taxes)	—	—	—	—	—	(6)	(6)
Unrealized loss on forward interest rate swaps hedging transactions (net of income taxes)	—	—	—	—	—	(7)	(7)
Foreign currency translation adjustment	—	—	—	—	—	(26)	(26)
Balance at December 31, 2015	52,161,851	$1	$194	$(631)	$1,377	$(48)	$893
Issuance of treasury shares upon exercise of stock options, purchases under stock purchase plan and grants of restricted stock awards, net of cancellations	817,943	—	(14)	25	—	—	11
Shares withheld related to net share settlement	(95,206)	—	—	(8)	—	—	(8)
Additional tax benefit resulting from exercise of options	—	—	3	—	—	—	3
Share-based compensation	—	—	27	—	—	—	27
Net loss	—	—	—	—	(137)	—	(137)
Unrealized loss on anticipated sales hedging transactions (net of income taxes)	—	—	—	—	—	7	7
Unrealized gain on forward interest rate swaps hedging transactions (net of income taxes)	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	(4)	(4)
Balance at December 31, 2016	52,884,588	$1	$210	$(614)	$1,240	$(45)	$792
Cumulative effect of change in accounting principle	—	—	—	—	(9)	—	(9)
Issuance of treasury shares upon exercise of stock options, purchases under stock purchase plan and grants of restricted stock awards, net of cancellations	410,239	—	12	—	—	—	12
Shares withheld related to net share settlement	(58,732)	—	—	(6)	—	—	(6)
Share-based compensation	—	—	35	—	—	—	35
Net income	—	—	—	—	17	—	17
Unrealized loss on anticipated sales hedging transactions (net of income taxes)	—	—	—	—	—	(15)	(15)
Unrealized gain on forward interest rate swaps hedging transactions (net of income taxes)	—	—	—	—	—	6	6
Foreign currency translation adjustment	—	—	—	—	—	2	2
Balance at December 31, 2017	53,236,095	$1	$257	$(620)	$1,248	$(52)	$834
See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income (loss)	$17	$(137)	$(158)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	263	304	320
Impairment of goodwill, intangibles and other assets	1	69	—
Amortization of debt issuance costs and discounts	38	23	16
Share-based compensation	35	27	31
Debt extinguishment costs	65	—	—
Deferred income taxes	(9)	(44)	(142)
Unrealized gain on forward interest rate swaps	(2)	—	(4)
Other, net	4	3	14
Changes in operating assets and liabilities:
Accounts receivable, net	161	34	2
Inventories, net	(110)	34	(13)
Other assets	16	7	(7)
Accounts payable	(40)	125	(21)
Accrued liabilities	4	(29)	(5)
Deferred revenue	17	7	16
Income taxes	26	(41)	47
Other operating activities	(8)	(2)	26
Net cash provided by operating activities	478	380	122
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	—	—	(52)
Purchases of property, plant and equipment	(50)	(77)	(122)
Proceeds from the sale of a business	—	39	—
Proceeds from the sale of long-term investments	—	—	3
Purchases of long-term investments	(1)	(1)	(1)
Purchases of investments and marketable securities	—	—	(1)
Proceeds from sales of investments and marketable securities	—	—	25
Net cash used in investing activities	(51)	(39)	(148)
Cash flows from financing activities:
Payments of debt issuance costs and discounts	(5)	(5)	—
Proceeds from issuance of long-term debt	1,371	102	—
Payments of long term-debt	(1,825)	(484)	(165)
Payments of debt extinguishment costs	(65)	—	—
Proceeds from exercise of stock options and stock purchase plan purchases	12	11	17
Taxes paid related to net share settlement of equity awards	(5)	(8)	(13)
Net cash used in financing activities	(517)	(384)	(161)
Effect of exchange rate changes on cash	(4)	7	(15)
Net decrease in cash and cash equivalents	(94)	(36)	(202)
Cash and cash equivalents at beginning of year	156	192	394
Cash and cash equivalents at end of year	$62	$156	$192
Supplemental disclosures of cash flow information:
Income taxes paid	$65	$81	$38
Interest paid	$195	$180	$183
See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATIONAND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 Description of Business
Zebra Technologies Corporation and its wholly-owned subsidiaries (“Zebra” or the “Company”) is a global leader providing innovative Enterprise Asset Intelligence (“EAI”) solutions in the automatic identification and data capture solutions industry. We design, manufacture, and sell a broad range of products that capture and move data. We also provide a full range of services, including maintenance, technical support, repair, and managed services, including cloud-based subscriptions. End-users of our products and services include those in retail and e-commerce, transportation and logistics, manufacturing, healthcare, hospitality, warehouse and distribution, energy and utilities, and education industries around the world. We provide our products and services globally through a direct sales force and an extensive network of channel partners.

Note 2 Summary of Significant Accounting Policies
Principles of Consolidation. These accompanying consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States and include the accounts of Zebra and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
Fiscal Calendar. Zebra operates on a 4 week/4 week/5 week fiscal quarter, and each fiscal quarter ends on a Saturday. The fiscal year always begins on January 1 and ends on December 31. This fiscal calendar results in some fiscal quarters being either greater than or less than 13 weeks, depending on the days of the week on which those dates fall. During the 2017 fiscal year, our quarter end dates were April 1, July 1, September 30, and December 31.

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
Included in the Company’s Cash and cash equivalents are amounts held by foreign subsidiaries. The Company had $54 million and $98 million of foreign cash and cash equivalents included in the Company’s total cash positions of $62 million and $156 million as of December 31, 2017 and 2016, respectively.
Accounts Receivable and Allowance for Doubtful Accounts. Accounts receivable consist primarily of amounts due to us from our customers in the course of normal business activities. Collateral on trade accounts receivable is generally not required. The Company maintains an allowance for doubtful accounts for estimated uncollectible accounts receivable. The allowance is based on our assessment of known delinquent accounts. Accounts are written off against the allowance account when they are determined to be no longer collectible. During 2017, the Company initiated a receivables financing facility of up to $180 million. See Note 8, Long-Term Debt for further information.
Inventories. Inventories are stated at the lower of a moving-average cost (which approximates cost on a first-in, first-out basis) and net realizable value. Manufactured inventory cost includes materials, labor, and manufacturing overhead. Purchased inventory cost also includes internal purchasing overhead costs.

Provisions are made to reduce excess and obsolete inventories to their estimated net realizable values. Inventory provisions are based on forecasted demand, experience with specific customers, the age and nature of the inventory, and the ability to redistribute inventory to other programs or to rework into other consumable inventory.

The components of Inventories, net are as follows (in millions):

	December 31,
	2017	2016
Raw material	$116	$111
Work in process	1	1
Finished goods	341	233
Inventories, net	$458	$345
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

Property, plant and equipment, net is comprised of the following (in millions):

	December 31,
	2017	2016
Buildings	$54	$51
Land	8	10
Machinery and equipment	233	226
Furniture and office equipment	19	15
Software and computer equipment	235	197
Leasehold improvements	69	64
Projects in progress	23	35
	641	598
Less accumulated depreciation	(377)	(306)
Property, plant and equipment, net	$264	$292

Depreciation expense was $79 million, $75 million and $69 million for the periods ended December 31, 2017, 2016 and 2015, respectively.

Income Taxes. The Company accounts for income taxes under the liability method in accordance with Accounting Standards Codification (“ASC”) 740, Income Taxes. Accordingly, deferred income taxes are provided for the future tax consequences attributable to differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Deferred tax assets and liabilities are measured using tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is established when necessary to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company recognizes the benefit of tax positions when it is more likely than not to be sustained on its technical merits. The Company recognizes interest and penalties related to income tax matters as part of income tax expense. The Company has elected consolidated tax filings in certain of its jurisdictions which may allow the group to offset one member’s income with losses of other members in the current period and on a carryover basis. The Company classifies its balance sheet tax accounts adopting a jurisdictional netting principle for those countries where a consolidated tax return election is in place.

The Tax Cut and Jobs Act (“TCJA” or “the Act”) enacted on December 22, 2017 contains provisions related to the taxation of certain foreign earnings under the Global Intangible Low-Taxed Income (“GILTI”) regime which is effective for tax years beginning on or after January 1, 2018.  Under guidance issued by the Financial Accounting Standards Board on January 10, 2018, companies must account for the impact of the GILTI tax as either a temporary difference in the book and tax basis of assets giving rise to the GILTI income, net of a foreign tax credit, or as a charge to tax expense in the year GILTI income is included in the U.S. tax return.  The Company has elected to treat its GILTI inclusions as a charge to tax expense in the year included in its U.S. tax return.

The effects of changes in tax rates and laws on deferred tax balances are recorded as a component of tax expense related to continuing operations for the period in which the law was enacted, even if the assets and liabilities related to items of accumulated other comprehensive income (“AOCI”). In other words, backward tracing of the income tax effects of items originally recognized through AOCI is prohibited. On February 7, 2018, the Financial Accounting Standards Board issued guidance requiring the reclassification to retained earnings of tax effects stranded in accumulated AOCI due to tax reform. The guidance requires that these changes be effective with fiscal years beginning on or after December 15, 2018 but allows companies to early adopt the provision. The Company plans to adopt this provision with its fiscal year beginning January 1, 2018.

Goodwill. Goodwill is not amortized but is evaluated for impairment annually, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. If a quantitative assessment is completed as part of our impairment analysis for a reporting unit, we may engage a third-party appraisal firm to assist in the determination of estimated fair value for each reporting unit. This determination includes estimating the fair value using both the income and market approaches. The income approach requires management to estimate a number of factors for each reporting unit, including projected future operating results, economic projections, anticipated future cash flows and discount rates. The market approach estimates fair value using comparable marketplace fair value data from within a comparable industry grouping. The fair value of the reporting unit is compared to the carrying amount of the reporting unit. If a reporting unit is considered impaired, the impairment is recognized in the amount by which the carrying amount exceeds the fair value of the reporting unit.
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
We also compare the sum of the estimated fair values of the reporting units to the Company’s total value as implied by the market value of the Company’s securities. This comparison indicated that, in total, our assumptions and estimates were reasonable. However, future declines in the overall market value of the Company’s securities may indicate that the fair value of one or more reporting units has declined below its carrying value.
One measure of the sensitivity of the amount of goodwill impairment charges to key assumptions is the amount by which each reporting unit “passed” (fair value exceeds the carrying amount) or “failed” (the carrying amount exceeds fair value) the first step of the goodwill impairment test. See Note 4, Goodwill and Other Intangibles, net, for additional information.
Other Intangibles. Other intangible assets capitalized consist primarily of current technology, customer relationships, trade names, unpatented technology, and patents and patent rights. These assets are recorded at cost and amortized on a straight-line basis over the asset’s useful life which range from 3 years to 15 years.
Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of. The Company accounts for long-lived assets in accordance with the provisions of ASC 360, Property, Plant and Equipment. The statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the sum of the undiscounted cash flows expected to result from the use and the eventual disposition of the asset. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Cost Method Investments. The Company’s long-term investments are accounted for using the cost method. These investments are primarily in venture capital backed technology companies, where the Company's ownership interest is less than 20% of each investee. Under the cost method of accounting, investments are carried at cost and are adjusted only for other-than-temporary declines in fair value, certain distributions and additional investments. The Company held cost method investments in the amount of $25 million as of December 31, 2017 and 2016. These investments are included in Other long-term assets on the Consolidated Balance Sheets. The Company recognized impairments of $1 million during fiscal 2017 which were recorded within Other expenses in the Consolidated Statements of Operations. There were $7 million of impairments to cost method investments in fiscal 2016 and no impairments in fiscal 2015.

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
Advertising. Advertising is expensed as incurred. Advertising costs totaled $18 million, $18 million and $22 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Warranty. The Company generally provides warranty coverage of 1 year on mobile computers, printers and batteries. Advanced data capture products are warrantied from 1 to 5 years, depending on the product. Thermal printheads are warrantied for 6 months and battery-based products, such as location tags, are covered by a 90-day warranty. A provision for warranty expense is adjusted quarterly based on historical warranty experience.
The following table is a summary of the Company’s accrued warranty obligation (in millions):

	Year Ended December 31,
Warranty reserve	2017	2016	2015
Balance at the beginning of the year	$21	$22	$25
Warranty expense	28	31	30
Warranty payments	(31)	(32)	(33)
Balance at the end of the year	$18	$21	$22
Fair Value of Financial Instruments. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Our financial assets and liabilities that require recognition under the accounting guidance generally include our available-for-sale investments, employee deferred compensation plan investments, foreign currency derivatives, and interest rate swaps. In accordance with ASC 815, Derivatives and Hedging, we recognize derivative instruments and hedging activities as either assets or liabilities on the Consolidated Balance Sheets and measure them at fair value. Gains and losses resulting from changes in fair value are accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting. See Note 7, Derivative Instruments for additional information on our derivatives and hedging activities.
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

The carrying amounts of cash and cash equivalents, receivables and accounts payable approximate fair value due to the short-term nature of these financial instruments. See Note 6, Fair Value Measurements for financial assets and liabilities carried at fair value.

Share-Based Compensation. At December 31, 2017, the Company had a share-based compensation plan and an employee stock purchase plan under which shares of our common stock were available for future grants and sales, and which are described more fully in Note 11, Share-Based Compensation. We account for these plans in accordance with ASC 505, Equity and ASC 718, Compensation - Stock Compensation. The Company recognizes compensation costs using the straight-line method over the vesting period upon grant of up to 4 years, net of estimated forfeitures.

The compensation expense and the related income tax benefit for share-based compensation were included in the Consolidated Statements of Operations as follows (in millions):

	Year Ended December 31,
Compensation costs and related income tax benefit	2017	2016	2015
Cost of sales	$3	$2	$3
Selling and marketing	8	6	8
Research and development	11	9	8
General and administration	16	11	14
Total compensation expense	$38	$28	$33
Income tax benefit	$11	$9	$11
Foreign Currency Translation. The balance sheet accounts of the Company’s non-U.S. subsidiaries, those not designated as U.S. dollar functional currency, are translated into U.S. dollars using the year-end exchange rate, and statement of earnings items are translated using the average exchange rate for the year. The resulting translation gains or losses are recorded in Stockholders’ equity as a cumulative translation adjustment, which is a component of Accumulated other comprehensive income loss within the Consolidated Balance Sheets.
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
Recently Adopted Accounting Pronouncement

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-04, “Intangibles - Goodwill and Other (Topic 350).” The amendments of this ASU are effective for annual or any interim goodwill impairment tests beginning after December 15, 2019, and early adoption is permitted for annual and interim goodwill impairment testing dates after January 1, 2017. The amendments in this ASU simplify goodwill impairment testing by eliminating the Step 2 procedure to determine the implied fair value of goodwill of a reporting unit which fails the Step 1 procedure. The implication of this update results in the amount by which a carrying amount exceeds the reporting unit’s fair value to be recognized as an impairment charge in the interim or annual period identified. The standard is effective for public companies in the first calendar quarter of 2020 with early adoption permitted on a prospective basis. The Company has adopted this ASU on a prospective basis effective as of January 1, 2017 and has concluded that this pronouncement has no impact on its consolidated financial statements or existing accounting policies.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805)- Clarifying the Definition of a Business,” which clarifies the definition of a business when considering whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The clarified definition requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This definition reduces the number of transactions that need to be further evaluated as to be considered a business, an asset must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output. The effective date of this ASU is for fiscal years and interim periods beginning after December 15, 2017. This ASU should be applied prospectively on or after the effective date. No disclosures are required at transition. The Company adopted this ASU on January 1, 2017, on a prospective basis, and there was no impact on the Company’s consolidated financial statements or existing accounting policies.

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740) Intra-Entity Transfers of Assets Other Than Inventory.” This ASU allows for an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Consequently, the amendments in this ASU eliminate the exception for an intra-entity transfer of an asset other than inventory. The standard will be effective for public companies in the first calendar quarter of 2018, with early adoption permitted and on a modified retrospective basis as of the beginning of the period of adoption. The Company adopted this ASU on January 1, 2017. The Company recorded a reduction to retained earnings for the prior period catch-up of approximately $9 million for the unamortized prepaid tax on an intra-entity transfer of workforce in place. In the first quarter of 2017, the Company also recorded a $12 million benefit related to an intercompany transfer of intellectual property as a result of newly adopted accounting standards. The Company recognized no additional tax benefit in the fiscal year ended December 31, 2017.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments.” This ASU provides clarification guidance on eight specific cash flow presentation issues that have developed due to diversity in practice. The issues include, but are not limited to, debt prepayment or extinguishment costs, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, and cash receipts from payments on beneficial interests in securitization transactions. The amendments in this ASU where practicable will be applied retrospectively. The Company has retrospectively adopted this ASU during the third quarter 2017. The Company has recognized $4 million in the current year as financing activities and reclassified $5 million in the prior year of cash paid for debt issuance costs and discounts on the Consolidated Statements of Cash Flows from operating activities to financing activities. There was no impact to the Consolidated Statements of Cash Flow in 2015.

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” This ASU requires that entities recognize excess tax benefits and deficiencies related to employee share-based payment transactions as income tax expense and benefit versus additional paid in capital. This ASU also eliminates the requirement to reclassify excess tax benefits and deficiencies from operating activities to financing activities within the Consolidated Statements of Cash Flows. The Company has adopted recognition of excess tax benefits and deficiencies within income tax expense effective January 1, 2017 on a prospective basis. The Company has adopted presentation of excess tax benefits and deficiencies within operating activities in the Consolidated Statements of Cash Flows effective January 1, 2017 on a retrospective basis. The Company recognized $7 million as operating activities in the current year and reclassified excess tax benefits of $3 million, and $12 million on the Consolidated Statements of Cash Flows from financing activities to operating activities for the years ended December 31, 2016 and 2015, respectively. The Company has reflected a tax benefit of $7 million for the year ending December 31, 2017, as a discrete item within the Consolidated Statements of Operations under the new ASU.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” Several ASUs have been issued since the issuance of ASU 2014-09 which modify certain sections of ASU 2014-09, and are intended to promote a more consistent interpretation and application of the principles outlined in the new standard. The core principle of the new standard is that a company should recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. The new standard also requires that certain costs to obtain a contract, which have generally been expensed as incurred under the current guidance, will now be capitalized and amortized in a pattern consistent with the transfer to the customer of the goods or services to which the asset relates.

We completed the assessment and implementation phases of the process to adopt ASU 2014-09. We also completed updating our accounting policy around revenue recognition and evaluating new disclosure requirements. We will continue to implement and enhance appropriate changes to our business processes, systems, and controls, as necessary, to support recognition and disclosure under the new standard. The new disclosure requirements will change the content and presentation of the financial statement footnotes.

As a result of applying the provisions of the new standard, certain of our agreements will have different timing of revenue recognition as compared to ASC 605, Revenue Recognition. We will adopt this new ASU on January 1, 2018 using the modified retrospective approach. The Company expects to record an increase to retained earnings on its Consolidated Balance Sheets of approximately $17 million to $20 million in the first quarter of 2018 due to the cumulative impact of adopting ASU 2014-09. The increase to retained earnings will result from the initial capitalization of previously expensed services sales commissions, the impact of revenue recognized for open service contracts sold with other products, and the impact of different revenue recognition timing patterns for open customer contract arrangements initiated before January 1, 2018. Additionally, new disclosures of disaggregated revenue information by reportable segment, as well as new disclosures of remaining performance obligations will be included in the Company’s filings beginning with the first quarter of fiscal 2018.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326) -Measurement of Credit Losses on Financial Instruments.” The new standard requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. It replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. There are two transition methods available under the new standard dependent upon the type of financial instrument, either cumulative effect or prospective. The standard will be effective for the Company in the first quarter of 2020. Earlier adoption is permitted only for annual periods after December 15, 2018. Management is currently assessing the impact of adoption on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Subtopic 842).” This ASU increases the transparency and comparability of organizations by recognizing lease assets and liabilities on the Consolidated Balance Sheets and disclosing key quantitative and qualitative information about leasing arrangements. The principal difference from previous guidance is that the lease assets and lease liabilities arising from operating leases were not previously recognized in the Consolidated Balance Sheets. The recognition, measurement, presentation, and cash flows arising from a lease by a lessee have not significantly changed. This standard will be effective for the Company in the first quarter of 2019, with early adoption permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach, which includes a number of optional practical expedients that entities may elect to apply. Management is currently assessing the impact of adoption on its consolidated financial statements. The impact of this ASU is non-cash in nature and will not affect the Company’s cash position.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 amends various aspects of the recognition, measurement, presentation, and disclosure for financial instruments. This ASU requires updates to the presentation of other comprehensive income resulting from a change in instrument-specific credit risk. This standard will be effective for the Company in the first quarter of 2018. Early adoption is prohibited for those provisions that apply to the Company. Amendments should be applied by means of cumulative effect adjustment to the Consolidated Balance Sheets as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values including disclosure requirements should be applied prospectively to equity investments that exist as of the date of adoption of the ASU. The impacts of adoption primarily relate to presentation, and there are no material impacts to the Company's consolidated financial statements or disclosures resulting from the adoption of this ASU.

Note 3 Business Combinations and Divestitures
Acquisitions
On October 27, 2014, the Company completed the Acquisition from Motorola Solutions Inc. (“MSI”) for a purchase price of $3.45 billion. During the year ended December 31, 2015, the Company paid additional consideration of $52 million to MSI, which included a $2 million opening cash adjustment and settlement of working capital adjustments. The Acquisition enables the Company to further sharpen its strategic focus on providing mission critical Enterprise Asset Intelligence solutions for its customers.

Divestitures
On September 13, 2016, the Company entered into an Asset Purchase Agreement with Extreme Networks, Inc. to dispose of the Company’s wireless LAN (“WLAN”) business (“Divestiture Group”) for a gross purchase price of $55 million. On October 29, 2016, the Company completed the disposition of the Divestiture Group and recorded net proceeds of $39 million. In 2017, the Company and Extreme Networks, Inc. finalized the net working capital amounts for the Divestiture Group. The finalized amount did not differ materially from the original estimate.

The Company incurred a non-cash pre-tax charge related to the disposal group during the third quarter of 2016. This charge, which totaled $62 million, consisted of impairments of goodwill for $32 million and other intangibles for $30 million and is shown separately on the Consolidated Statements of Operations for the year ended December 31, 2016.

WLAN operating results are reported in the EVM segment through the closing date of the WLAN divestiture of October 28, 2016. Within the fiscal year ended December 31, 2016 Consolidated Statement of Operations, the Company generated revenue and gross profit from these assets of $106 million and $47 million, respectively.

Note 4 Goodwill and Other Intangibles, net
The balances and changes in Other Intangibles, net are as follows (in millions):

	December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
Current technology	$24	$(23)	$1
Trade names	41	(41)	—
Unpatented technology	242	(205)	37
Patents and patent rights	235	(215)	20
Customer relationships	481	(240)	241
Total	$1,023	$(724)	$299
Amortization expense for the year ended December 31, 2017		$184

	December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
Current technology	$24	$(21)	$3
Trade names	40	(40)	—
Unpatented technology	241	(146)	95
Patent and patent rights	238	(161)	77
Customer relationships	478	(173)	305
Total	$1,021	$(541)	$480
Amortization expense for the year ended December 31, 2016		$229

Estimated amortization expense for future periods is as follows (in millions):	Amount
For the year ended December 31, 2018	$96
For the year ended December 31, 2019	83
For the year ended December 31, 2020	39
For the year ended December 31, 2021	37
For the year ended December 31, 2022	31
Thereafter	13
Total	$299

There was no impairment of Other Intangible assets recorded during fiscal 2017. Impairment of Other Intangible assets of $30 million was recorded during fiscal 2016 related to the wireless LAN business divestiture which is reflected within the EVM segment.

Changes in the net carrying value amount of goodwill were as follows (in millions):

Total
Goodwill as of December 31, 2015	$2,490
Impairment charge – wireless LAN divestiture	(32)
Goodwill as of December 31, 2016	2,458
Foreign exchange impact	7
Goodwill as of December 31, 2017	$2,465

As of December 31, 2017, goodwill totaled $2.3 billion for the EVM reportable segment and $154 million for the AIT reportable segment.

There was no goodwill impairment recorded in fiscal 2017. Goodwill impairment of $32 million was recorded during fiscal 2016 related to the wireless LAN business divestiture which is reflected within the EVM segment.

The Company completed its annual goodwill impairment testing during the fourth quarter 2017. For all of the Company’s reporting units, the estimated fair values exceeded the carrying values ranging from approximately 20% to 90%.

Note 5 Costs Associated with Exit and Restructuring
In the first quarter 2017, the Company’s executive leadership approved an initiative to continue the Company’s efforts to increase operational efficiency (the “Productivity Plan”). The Company expects the Productivity Plan to build upon the exit and restructuring initiatives specific to the acquisition of the Enterprise business (“Enterprise”) from Motorola Solutions, Inc. in October 2014, (the “Acquisition Plan”). Actions under the Productivity Plan include organizational design changes, process improvements and automation. Implementation of actions identified through the Productivity Plan is expected to be substantially complete by December 2018. Exit and restructuring costs are not included in the operating results of our segments as they are not deemed to impact the specific segment measures as reviewed by our Chief Operating Decision Maker and therefore are reported as a component of Corporate, eliminations. See Note 15, Segment Information and Geographic Data.

Total exit and restructuring charges of $12 million life-to-date and year-to-date specific to the Productivity Plan have been recorded through December 31, 2017 and relate to severance and related benefits, lease exit costs and other expenses. Total remaining charges associated with this plan are expected to be in the range of $8 million to $12 million with activities expected to be substantially complete by the end of fiscal 2018.

Total exit and restructuring charges of $69 million life-to-date specific to the Acquisition Plan have been recorded through December 31, 2017 and include severance and related benefits, lease exit costs and other expenses. Charges related to the Acquisition Plan for the twelve-month period ended December 31, 2017 and 2016, were $4 million and $19 million, respectively. The Company has substantially completed the activities associated with the Acquisition Plan.

The Company incurred total exit and restructuring costs as follows (in millions):

Type of Cost	Cumulative costs incurred through December 31, 2017	Costs incurred for the year ended December 31, 2017	Cumulative costs incurred through December 31, 2016
Severance, stay bonuses, and other employee-related expenses	$69	$15	$54
Obligations for future lease payments	12	1	11
Total	$81	$16	$65

A rollforward of the exit and restructuring accruals is as follows (in millions):

	Year Ended December 31,
	2017	2016
Balance at beginning of year	$10	$15
Charged to earnings	16	19
Cash paid	(18)	(22)
WLAN Divestiture	—	(2)
Balance at the end of year	$8	$10

Liabilities related to exit and restructuring activities are included in the following reported financial statement line items in the Company’s Consolidated Balance Sheets (in millions):

	Year Ended December 31,
	2017	2016
Accrued liabilities	$6	$7
Other long-term liabilities	2	3
Total liabilities related to exit and restructuring activities	$8	$10

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
The Company’s financial assets and liabilities carried at fair value as of December 31, 2017, are classified below (in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Money market investments related to the deferred compensation plan	$15	$—	$—	$15
Total Assets at fair value	$15	$—	$—	$15
Liabilities:
Forward interest rate swap contracts(2)	$—	$18	$—	$18
Foreign exchange contracts(1)	2	9	—	11
Liabilities related to the deferred compensation plan	15	—	—	15
Total Liabilities at fair value	$17	$27	$—	$44

The Company’s financial assets and liabilities carried at fair value as of December 31, 2016, are classified below (in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange contracts(1)	$11	$12	$—	$23
Money market investments related to the deferred compensation plan	11	—	—	11
Total Assets at fair value	$22	$12	$—	$34
Liabilities:
Forward interest rate swap contracts(2)	$—	$27	$—	$27
Liabilities related to the deferred compensation plan	11	—	—	11
Total Liabilities at fair value	$11	$27	$—	$38

(1)	The fair value of foreign exchange contracts is calculated as follows:

a.	Fair value of a collar or put option contract associated with forecasted sales hedges is calculated using bid and ask rates for similar contracts.

b.	Fair value of regular forward contracts associated with forecasted sales hedges is calculated using the period-end exchange rate adjusted for current forward points.

c.
Fair value of hedges against net assets is calculated at the period end exchange rate adjusted for current forward points unless the hedge has been traded but not settled at period end (Level 2). If this is the case, the fair value is calculated at the rate at which the hedge is being settled (Level 1). As a result, transfers from Level 2 to Level 1 of the fair value hierarchy totaled $2 million and $11 million as of December 31, 2017 and 2016, respectively.

(2)
The fair value of forward interest rate swap contracts is based upon a valuation model that uses relevant observable market inputs at the quoted intervals, such as forward yield curves, and may be adjusted for the Company’s own credit risk and the interest rate swap terms. See gross balance reporting in Note 7, Derivative Instruments.

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

	Asset (Liability) Derivatives
	Consolidated Balance Sheets Classification	Fair Value
		December 31
		2017	2016
Derivative instruments designated as hedges:
Foreign exchange contracts	Prepaid expenses and other current assets	$—	$12
Foreign exchange contracts	Accrued liabilities	(9)	—
Forward interest rate swaps	Accrued liabilities	(2)	(3)
Forward interest rate swaps	Other long-term liabilities	(8)	(13)
Total derivative instruments designated as hedges		$(19)	$(4)

Derivative instruments not designated as hedges:
Foreign exchange contracts	Prepaid expenses and other current assets	$—	$11
Foreign exchange contracts	Accrued liabilities	(2)	—
Forward interest rate swaps	Accrued liabilities	(1)	(1)
Forward interest rate swaps	Other long-term liabilities	(7)	(10)
Total derivative instruments not designated as hedges		(10)	—
Total Net Derivative Liability		$(29)	$(4)
The following table presents the net (losses) gains from changes in fair values of derivatives that are not designated as hedges (in millions):

	Net (Loss) Gain Recognized in Income
		Year Ended December 31,
	Consolidated Statements of Operations Classification	2017	2016	2015
Derivative instruments not designated as hedges:
Foreign exchange contracts	Foreign exchange (loss) gain	$(24)	$5	$11
Forward interest rate swaps	Interest expense and other, net	2	—	4
Total net (loss) gain from derivative instruments not designated as hedges		$(22)	$5	$15

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

The Company manages the exchange rate risk of anticipated euro denominated sales by using put options, forward contracts, and participating forwards, all of which typically mature within twelve months of execution. The Company designates these derivative contracts as cash flow hedges. Unrealized gains and losses on these contracts are deferred in Accumulated other comprehensive loss on the Consolidated Balance Sheets until the contract is settled and the hedged sale is realized. The realized gain or loss is then recorded as an adjustment to Net sales on the Consolidated Statement of Operations. Realized (losses) or gains were $(8) million, $(7) million, and $14 million for the periods ending December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017 and 2016, the notional amounts of the Company’s foreign exchange cash flow hedges were €389 million and €341 million, respectively. The Company has reviewed its cash flow hedges for effectiveness and determined they are highly effective.

The Company uses forward contracts, which are not designated as hedging instruments, to manage its exposures related to its Brazilian real, British pound, Canadian dollar, Czech koruna, euro, Australian dollar, Swedish krona, Japanese yen and Singapore dollars denominated net assets. These forward contracts typically mature within three months after execution. Monetary gains and losses on these forward contracts are recorded in income each quarter and are generally offset by the foreign exchange gains and losses related to their net asset positions. The notional values of these outstanding contracts are as follows:

	December 31,
	2017		2016
Notional balance of outstanding contracts (in millions):
British Pound/US dollar		£13		£3
Euro/US dollar		€108		€148
British Pound/Euro		£5		£8
Canadian Dollar/US dollar		$12		$13
Czech Koruna/US dollar	Kč	361	Kč	147
Brazilian Real/US dollar	R$	34	R$	56
Malaysian Ringgit/US dollar	RM	—	RM	16
Australian Dollar/US dollar		$55		$50
Swedish Krona/US dollar	kr	13	kr	7
Japanese Yen/US dollar		¥151		¥48
Singapore Dollar/US dollar	S$	4	S$	15
Net fair value (liability) asset of outstanding contracts (in millions)		$(2)		$11
Interest Rate Risk Management

On July 26, 2017, the Company entered into an Amended and Restated Credit Agreement (the “A&R Credit Agreement”), which amended, modified and added provisions to the Company’s previous credit agreement, provided for an additional term loan of $687.5 million (“Term Loan A”) and increased the existing revolving credit facility (“Revolving Credit Facility”) from $250 million to $500 million. See Note 8, Long-Term Debt. Borrowings under the existing term loan (“Term Loan B”), the new Term Loan A, the Revolving Credit Facility and the receivables financing facility bear interest at a variable rate plus an applicable margin. As a result, the Company is exposed to market risk associated with the variable interest rate payments on both term loans.

The Company manages its exposure to changes in interest rates by utilizing interest rate swaps to hedge this exposure and to achieve a desired proportion of fixed versus floating-rate debt, based on current and projected market conditions. The Company does not enter into derivative instruments for trading or speculative purposes.

In December 2017, the Company entered into an $800 million forward long-term interest rate swap agreement to lock into a fixed LIBOR interest rate base for debt facilities subject to monthly interest payments, including Term Loan A, the Revolving Credit Facility and receivables financing facility. Under the terms of the agreement, $800 million in variable-rate debt will be swapped for a fixed interest rate with net settlement terms due effective in December 2018. The changes in fair value of these swaps are not designated as hedges and are recognized immediately as Interest expense, net on the Consolidated Statement of Operations.

The Company has a floating-to-fixed interest rate swap, which was designated as a cash flow hedge. This swap was terminated and the hedge accounting treatment was discontinued in 2014. This swap has $4 million to be amortized through Accumulated other comprehensive loss on the Consolidated Balance Sheets and into Interest expense, net on the Consolidated Statements of Operations through June 2021, of which $2 million will be amortized during 2018.

The Company has three interest rate swaps previously entered into with the purpose of converting floating-to-fixed rate debt. The first swap was entered into with a syndicated group of commercial banks for the purpose of moving from floating-to-fixed rate debt. The second swap largely offsets the first swap, moving from fixed-to-floating rate debt. Both of these instruments are not designated as hedges and the changes in fair value are recognized in Interest expense, net on the Consolidated Statements of Operations. The third swap entered into was an interest rate swap converting floating-to-fixed rate debt which was designated as a cash flow hedge and receives hedge accounting treatment. All three swaps have a termination date in June 2021.

The changes in fair value of the active swap designated as a cash flow hedge are recognized in Accumulated other comprehensive loss on the Consolidated Balance Sheets, with any ineffectiveness immediately recognized in earnings. At December 31, 2017, the Company estimated that approximately $4 million in losses on the forward interest rate swap designated as a cash flow hedge will be reclassified from Accumulated other comprehensive loss on the Consolidated Balance Sheets into earnings during the next four quarters.

The Company’s master netting and other similar arrangements with the respective counterparties allow for net settlement under certain conditions, which are designed to reduce credit risk by permitting net settlement with the same counterparty. The following table presents the gross fair values and related offsetting counterparty fair values as well as the net fair value amounts for interest rates swaps at December 31, 2017 (in millions):

	Gross Fair Value	Offsetting Counterparty Fair Value	Net Fair Value in the Consolidated Balance Sheets
Counterparty A	$8	$4	$4
Counterparty B	3	1	2
Counterparty C	3	1	2
Counterparty D	5	3	2
Counterparty E	3	1	2
Counterparty F	3	1	2
Counterparty G	4	—	4
Total	$29	$11	$18

The notional amount of the designated interest rate swaps effective in each year of the cash flow hedge relationships does not exceed the principal amount of the Term Loan, which is hedged. The Company has reviewed its interest rate swap hedges for effectiveness and determined they are all 100% effective.

The interest rate swaps have the following notional amounts per year (in millions):

Year 2018	$544
Year 2019	1,344
Year 2020	1,072
Year 2021	1,072
Remainder	800
Notional balance of outstanding contracts	$4,832

Note 8 Long-Term Debt
The following table shows the carrying value of the Company’s debt (in millions):

	December 31,
	2017	2016
Senior Notes	$—	$1,050
Term Loan B	1,160	1,653
Term Loan A	679	—
Revolving Credit Facility	275	—
Receivables Financing Facility	135	—
Total debt	2,249	2,703
Less: Debt issuance costs	(7)	(22)
Less: Unamortized discounts	(15)	(33)
Less: Current portion of long-term debt	(51)	—
Total long-term debt	$2,176	$2,648

At December 31, 2017, the future maturities of long-term debt, excluding debt discounts and issuance costs, consisted of the following (in millions):

2018	$51
2019	174
2020	56
2021	1,968
2022	—
Thereafter	—
Total future maturities of long-term debt	$2,249
The estimated fair value of our long-term debt approximated $1.8 billion at December 31, 2017 and $2.8 billion at December 31, 2016. These fair value amounts exclude the Revolving Credit Facility and receivables financing facility as these facilities are stated at fair value. These fair value amounts represent the estimated value at which the Company’s lenders could trade its debt within the financial markets and does not represent the settlement value of these long-term debt liabilities to the Company. The fair value of the long-term debt will continue to vary each period based on fluctuations in market interest rates, as well as changes to the Company’s credit ratings. This methodology resulted in a Level 2 classification in the fair value hierarchy.

Credit Facilities
On July 26, 2017, the Company entered into the A&R Credit Agreement, which amended, modified and added provisions to the Company’s previous credit agreement. The A&R Credit Agreement provides for a Term Loan A of $688 million and increased the existing Revolving Credit Facility from $250 million to $500 million. The Company incurred and capitalized debt issuance costs of $5 million related to Term Loan A and the increased Revolving Credit Facility under the A&R Credit Agreement.

In addition, as part of the A&R Credit Agreement, the Company partially paid down and repriced its Term Loan B. The A&R Credit Agreement also lowered the index rate spread for LIBOR loan from LIBOR + 250 bp to LIBOR + 200 bp for its Term Loan B.

In accounting for the early termination and repricing of Term Loan B, the Company applied the provisions of ASC 470-50, Modifications and Extinguishments (“ASC 470-50”). The evaluation of the accounting under ASC 470-50 was done on a creditor by creditor basis in order to determine if the terms of the debt were substantially different and, as a result, whether to apply modification or extinguishment accounting. The Company determined that the terms of the debt were not substantially different for approximately 80.4% of the lenders, and applied modification accounting. For the remaining 19.6% of the lenders, extinguishment accounting was applied. Certain lenders elected not to participate in the debt repricing, which resulted in a debt principal prepayment of $75 million of the Company’s outstanding debt balance. The debt repricing transaction also resulted in one-time pre-tax charges including third-party fees for arranger, legal and other services and accelerated discount and amortization of debt issuance costs on the debt principal prepayment of approximately $6 million. These costs are reflected as non-operating expenses in Other, net on the Company’s Consolidated Statements of Operations.

As of December 31, 2017, the Term Loan A interest rate was 3.35%, and the Term Loan B interest rate was 3.37%. Borrowings under the Term Loan B, as amended, bear interest at a variable rate subject to a floor of 2.75%. The facility allows for interest payments payable monthly or quarterly on Term Loan A and quarterly on Term Loan B. The Company has entered into interest rate swaps to manage interest rate risk on its long-term debt on Term Loan B. See Note 7, Derivative Instruments.

The A&R Credit Agreement also requires the Company to prepay certain amounts in the event of certain circumstances or transactions, as defined in the A&R Credit Agreement. The Company may make prepayments against the Term Loans, in whole or in part, without premium or penalty. Under Term Loan A, the Company made debt principal prepayments of $9 million during the year ended December 31, 2017. Under Term Loan B, the Company made debt principal prepayments of $493 million during the year ended December 31, 2017. The Term Loan A, unless amended, modified, or extended, will mature on July 27, 2021 (the “Term Loan A Maturity Date”). The Term Loan B, unless amended, modified, or extended, will mature on October 27, 2021 (the “Term Loan B Maturity Date”).  To the extent not previously paid, the Term Loans are due and payable on, respectively, the Term Loan A Maturity Date and Term Loan B Maturity Date.  At such time, the Company will be required to repay all outstanding principal, accrued and unpaid interest and other charges in accordance with the A&R Credit Agreement. Assuming the Company makes no further optional debt principal prepayments on Term Loan A, the outstanding principal as of the Term Loan A Maturity Date will be approximately $498 million. Assuming the Company makes no further optional debt principal prepayments on the Term Loan B, the outstanding principal as of the Term Loan B Maturity Date will be approximately $1.2 billion.

The Revolving Credit Facility is available for working capital and other general corporate purposes including letters of credit. The amount (including letters of credit) cannot exceed $500 million. As of December 31, 2017, the Company had letters of credit totaling $5 million, which reduced funds available for other borrowings under the Revolving Credit Facility to $495 million. The Revolving Credit Facility will mature and the related commitments will terminate on July 27, 2021.

Borrowings under the Revolving Credit Facility bear interest at a variable rate plus an applicable margin. As of December 31, 2017, the Revolving Credit Facility had an average interest rate of 3.39%. The facility allows for interest payments payable monthly or quarterly. As of December 31, 2017, the Company had borrowings of $275 million against the Revolving Credit Facility. There were no borrowings against the Revolving Credit Facility in the prior year comparable period.

Senior Notes
During fiscal 2017, the Company used proceeds from Term Loan A, the Revolving Credit Facility and the receivables financing facility to redeem $1.1 billion in outstanding principal of the 7.25% Senior Notes (the “Senior Notes”), maturing October 2022. In accounting for the early termination of Senior Notes, the Company applied the provisions of ASC 470-50, Modifications and Extinguishments (“ASC 470-50”). Based on the terms of the debt, the Company concluded extinguishment accounting was appropriate to apply. The Company recognized a $65 million make whole premium, which was recorded as Interest expense, net on the Company’s Consolidated Statements of Operations. The Company also recognized accelerated debt issuance costs of $16 million which were recorded as Interest expense, net on the Company’s Consolidated Statements of Operations.

Receivables Financing Facility
On December 1, 2017, a wholly-owned, bankruptcy-remote, special-purpose entity (“SPE”) of the Company entered into the Receivables Purchase Agreement, which provides for a receivables financing facility of up to $180 million. The SPE utilizes the receivables financing facility in the normal course of business as part of its management of cash flows. Under its committed receivables financing facility, a subsidiary of the Company sells its domestically originated accounts receivables at fair value, on a revolving basis, to the SPE which was formed for the sole purpose of buying the receivables. The SPE, in turn, pledges a valid and perfected first-priority security interest in the pool of purchased receivables to a financial institution for borrowing purposes. The subsidiary retains an ownership interest in the pool of receivables that are sold to the SPE and services those receivables. Accordingly, the Company has determined that these transactions do not qualify for sale accounting under ASC 860, Transfers and Servicing of Financial Assets, and has, therefore, accounted for the transactions as secured borrowings.

At December 31, 2017, the Company’s Consolidated Balance Sheets included $421 million of receivables that were pledged and $135 million of associated liabilities. The SPE borrowed $145 million on the receivables financing facility and repaid $10 million in 2017. In 2017, the Company recorded expenses related to its receivables financing facility of $1 million as Interest expense, net on the Company’s Consolidated Statements of Operations. The receivables financing facility will mature on November 29, 2019.

Borrowings under the receivables financing facility bear interest at a variable rate plus an applicable margin. As of December 31, 2017, the receivables financing facility had an average interest rate of 2.35% and requires monthly interest payments.

Both the Revolving Credit Facility and receivables financing facility include terms and conditions that limit the incurrence of additional borrowings and require that certain financial ratios be maintained at designated levels.

Summary of fiscal 2017 actions
The actions taken during fiscal 2017 resulted in net repayments of $454 million and included the following:

•	Term Loan A borrowings of $688 million,

•	Term Loan A debt principal payments of $9 million ,

•	Revolving Credit Facility borrowings of $275 million,

•	Senior Note debt principal prepayments of $1.1 billion,

•	Term Loan B debt principal prepayments of $493 million,

•	Receivables financing facility borrowings of $145 million, and

•	Receivables financing facility payments of $10 million.

The Company was in compliance with all covenants as of December 31, 2017 and is currently not aware of any events that would cause non-compliance with any covenants in the future.

From January 1, 2018 through February 22, 2018, the Company made principal debt repayments of $63 million.

Certain domestic subsidiaries of the Company (the “Guarantor Subsidiaries”) guarantee the Term Loans and the Revolving Credit Facility on a senior basis: For the period ended December 31, 2017, the non-Guarantor Subsidiaries would have (a) accounted for 57.3% of our total revenue and (b) held 86.9% or $4.3 billion of our total assets and approximately 87.6% or $3.0 billion of our total liabilities including trade payables but excluding intercompany liabilities.

Note 9 Lease Commitments
The Company leases certain manufacturing facilities, distribution centers, and sales offices under non-cancellable operating leases. Rent expense under these leases was $34 million, $39 million and $45 million at December 31, 2017, 2016 and 2015, respectively. Lease terms range from 1 to 15 years with break periods specified in the lease agreements.

The Company’s minimum future lease obligations under all non-cancellable operating leases as of December 31, 2017 are as follows (in millions):

Future Minimum Payments
2018	$32
2019	27
2020	20
2021	13
2022	10
2023 and thereafter	36
Total minimum future lease obligations	$138

Note 10 Contingencies
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

In connection with the acquisition of the Enterprise business from Motorola Solutions, Inc., the Company acquired Symbol Technologies, Inc., a subsidiary of Motorola Solutions (“Symbol”). A putative federal class action lawsuit, Waring v. Symbol Technologies, Inc., et al., was filed on August 16, 2005 against Symbol Technologies, Inc. and two of its former officers in the United States District Court for the Eastern District of New York by Robert Waring. After the filing of the Waring action, several additional purported class actions were filed against Symbol and the same former officers making substantially similar allegations (collectively, the New Class Actions”). The Waring action and the New Class Actions were consolidated for all purposes and on April 26, 2006, the Court appointed the Iron Workers Local # 580 Pension Fund as lead plaintiff and approved its retention of lead counsel on behalf of the putative class. On August 30, 2006, the lead plaintiff filed a Consolidated Amended Class Action Complaint (the “Amended Complaint”), and named additional former officers and directors of Symbol as defendants. The lead plaintiff alleges that the defendants misrepresented the effectiveness of Symbol’s internal controls and forecasting processes, and that, as a result, all of the defendants violated Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and the individual defendants violated Section 20(a) of the Exchange Act. The lead plaintiff alleges that it was damaged by the decline in the price of Symbol’s stock following certain purported corrective disclosures and seeks unspecified damages. The court has certified a class of investors that includes those that purchased Symbol common stock between March 12, 2004 and August 1, 2005. The parties have completed fact and expert discovery and they have agreed to a schedule for the filing of dispositive motions, which is subject to the Court’s approval. Although the Court has entered a scheduling order that currently requires the filing of a proposed joint pre-trial order by February 28, 2018, the parties are in the process of negotiating a proposed amendment to that order. The parties have scheduled a mediation for March 15, 2018. The current lead Directors and Officers (“D&O”) insurer previously maintained a position of not agreeing to reimburse defense costs incurred by the Company in connection with this matter. The current D&O insurer is now required to advance defense costs incurred by the Company in connection with this matter.

The Company establishes an accrued liability for loss contingencies related to legal matters when the loss is both probable and estimable. In addition, for some matters for which a loss is probable or reasonably possible, an estimate of the amount of loss or range of loss is not possible, and we may be unable to estimate the possible loss or range of losses that could potentially result from the application of non-monetary remedies. Currently, the Company is unable to reasonably estimate the amount of reasonably possible losses for the above-mentioned matter.

Unclaimed Property Voluntary Disclosure Agreement (“VDA”) and Audits: The Company is currently under audit by several states related to its reporting of unclaimed property liabilities. Additionally, in December 2017, the Company entered into a VDA with the State of Delaware. The Company has engaged an outside consultant to facilitate the assessment of the estimated liability that may result from these activities, but has not progressed sufficiently in its assessment to quantify and record a contingency reserve for any unreported unclaimed property liabilities.

Note 11 Share-Based Compensation
The Zebra Technologies Corporation Long-Term Incentive Plan (“2015 Plan”), provides for incentive compensation to the Company’s non-employee directors, officers and employees. The awards available under the 2015 Plan include Stock Appreciation Rights (“SARs”), Restricted Stock Awards (“RSAs”), Performance Share Awards (“PSAs”), Cash-settled Stock Appreciation Rights (“CSRs”), Restricted Stock Units (“RSUs”), and Performance Stock Units (“PSUs”). Non-qualified stock options were available under the 2006 Long-Term Incentive Plan (“2006 Plan”). Non-qualified stock options are no longer granted under the 2015 Plan. A total of 4.0 million shares became available for delivery under the 2015 Plan.

A summary of the equity awards authorized and available for future grants under the 2015 Plan is as follows:

Available for future grants at December 31, 2016	2,164,297
Newly authorized options	—
Granted	(726,862)
Cancellation and forfeitures	—
Plan termination	—
Available for future grants at December 31, 2017	1,437,435

Pre-tax share-based compensation expense recognized in the Consolidated Statements of Operations was $38 million, $28 million and $33 million for the years ended December 31, 2017, 2016 and 2015, respectively. Tax related benefits of $11 million, $9 million and $11 million were also recognized for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, total unearned compensation costs related to the Company’s share-based compensation plans was $50 million, which will be amortized over the weighted average remaining service period of 2.2 years.

Stock Appreciation Rights (“SARs”)

A summary of the Company’s SARs outstanding under the 2015 Plan is as follows:

	2017		2016		2015
SARs	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	1,740,786	$56.15	1,397,611	$56.78	1,292,142	$42.20
Granted	402,029	98.87	627,971	52.13	332,159	107.31
Exercised	(250,326)	48.66	(160,946)	35.37	(179,702)	40.71
Forfeited	(66,550)	75.38	(115,215)	65.74	(45,441)	75.26
Expired	(7,948)	108.20	(8,635)	88.65	(1,547)	47.11
Outstanding at end of year	1,817,991	$65.73	1,740,786	$56.15	1,397,611	$56.78
Exercisable at end of year	874,942	$50.86	828,754	$45.14	736,075	$35.90

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

The following table shows the weighted-average assumptions used for grants of SARs, as well as the fair value of the grants based on those assumptions:

	2017	2016	2015
Expected dividend yield	0%	0%	0%
Forfeiture rate	9.37%	9.01%	10.24%
Volatility	35.49%	43.14%	33.98%
Risk free interest rate	1.77%	1.29%	1.53%
Range of interest rates	0.71%-2.41%	0.25%-1.75%	0.02% - 2.14%
Expected weighted-average life (in years)	4.13	5.33	5.32
Fair value of SARs granted	$12.01	$12.65	$11.63
Weighted-average grant date fair value of SARs granted (per underlying share)	$29.86	$20.18	$35.00

The following table summarizes information about SARs outstanding at December 31, 2017:

	Outstanding	Exercisable
Aggregate intrinsic value (in millions)	$70	$47
Weighted-average remaining contractual term (in years)	6.1	4.7

The intrinsic value for SARs exercised in fiscal 2017, 2016 and 2015 was $14 million, $6 million and $11 million, respectively. The total fair value of SARs vested in fiscal 2017, 2016 and 2015 was $8 million, $3 million and $8 million, respectively.

Cash received from the exercise of SARs in fiscal 2017 was $12 million compared to $6 million in the prior year. The related tax benefit realized was $3 million in fiscal 2017 compared to $1 million in the prior year.

The Company’s SARs are expensed over the vesting period of the related award, which is typically 4 years.

Restricted Stock Awards (“RSAs”) and Performance Share Awards (“PSAs”)
The Company’s restricted stock grants consist of time-vested restricted stock awards (“RSAs”) and performance vested restricted stock awards (“PSAs”). The RSAs and PSAs hold voting rights and therefore are considered participating securities. The outstanding RSAs and PSAs are included as part of the Company’s Class A Common Stock outstanding. The RSAs and PSAs vest at each vesting date subject to restrictions such as continuous employment except in certain cases as set forth in each stock agreement. The Company’s restricted stock awards are expensed over the vesting period of the related award, which is typically 3 years. Some awards, including those granted annually to non-employee directors as an equity retainer fee, were vested upon grant. PSAs targets are set based on certain Company-wide financial metrics. Compensation cost is calculated as the market date fair value on grant date multiplied by the number of shares granted.

The Company also issues stock awards to nonemployee directors. Each director receives an equity grant of shares every year during the month of May. The number of shares granted to each director is determined by dividing the value of the annual grant by the price of a share of common stock. In fiscal 2017, there were 12,488 shares granted to nonemployee directors compared to 25,088 shares and 9,194 shares in fiscal 2016 and 2015, respectively. New directors in any fiscal year earned a prorated amount. The shares vest immediately upon the grant date.

A summary of information relative to the Company’s restricted stock awards is as follows:

	2017		2016		2015
Restricted Stock Awards	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of year	622,814	$70.19	566,447	$77.68	691,621	$60.06
Granted	199,629	98.90	389,193	51.93	185,782	107.17
Released	(165,846)	75.90	(275,229)	59.39	(253,801)	51.95
Forfeited	(27,955)	72.81	(57,597)	70.50	(57,155)	75.11
Outstanding at end of year	628,642	$77.70	622,814	$70.19	566,447	$77.68

The fair value of each performance award granted includes assumptions around the Company’s performance goals. A summary of information relative to the Company’s performance awards is as follows:

	2017		2016		2015
Performance Share Awards	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of year	379,226	$70.14	332,630	$73.40	374,180	$61.53
Granted	79,423	98.97	172,024	51.01	106,411	75.77
Released	(2,029)	62.70	(111,325)	46.58	(120,000)	38.67
Forfeited	(190,873)	73.09	(14,103)	75.73	(27,961)	73.45
Outstanding at end of year	265,747	$77.04	379,226	$70.14	332,630	$73.40

Other Award Types
The Company also has cash-settled compensation awards including cash-settled Stock Appreciation Rights (“CSRs”), Restricted Stock Units (“RSUs”), and Performance Stock Units (“PSUs”) (the “Awards”) that are expensed over the vesting period of the related award, which is not more than 4 years. Compensation cost is calculated at the market date fair value on grant date multiplied by the number of share-equivalents granted and the fair value is remeasured at the end of each reporting period. Share-based liabilities paid for these awards was $1.5 million in 2017 compared to $0.8 million in 2016. Share-equivalents issued under these programs totaled 45,781, 95,210 and 11,618 in fiscal 2017, 2016 and 2015, respectively.

Non-qualified Stock Options
A summary of the Company’s options outstanding under the 2006 Plan is as follows:

	2017		2016		2015
Non-qualified Options	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	154,551	$35.96	204,434	$36.66	415,960	$40.19
Granted	—	—	—	—	—	—
Exercised	(132,905)	36.86	(47,393)	38.60	(209,976)	43.53
Forfeited	—	—	—	—	—	—
Expired	(5,941)	41.25	(2,490)	43.35	(1,550)	51.62
Outstanding at end of year	15,705	$26.34	154,551	$35.96	204,434	$36.66
Exercisable at end of year	15,705	$26.34	154,551	$35.96	204,434	$36.66

The following table summarizes information about non-qualified stock options outstanding at December 31, 2017:

	Outstanding	Exercisable
Aggregate intrinsic value (in millions)	$1	$1
Weighted-average remaining contractual term (in years)	0.70	0.70

There were no non-qualified stock options issued during the twelve months ended December 31, 2017.

The intrinsic value for non-qualified options exercised in fiscal 2017, 2016 and 2015 was $8 million, $2 million and $10 million, respectively. There were no non-qualified options vested in fiscal 2017, 2016 and 2015.

Cash received from the exercise of non-qualified options in fiscal 2017 was $5 million compared to $2 million in the prior year. The related tax benefit realized was less than $2 million in fiscal 2017 compared to $1 million in the prior year.

Employee Stock Purchase Plan
The Zebra Technologies Corporation 2011 Employee Stock Purchase Plan (“2011 Plan”), which became effective in fiscal 2011, permits eligible employees to purchase common stock at 95% of the fair market value at the date of purchase. Employees may make purchases by cash or payroll deductions up to certain limits. The aggregate number of shares that may be purchased under this plan is 1,500,000 shares. At December 31, 2017, 922,972 shares were available for future purchase.

Note 12 Income Taxes
The geographical sources of income (loss) before income taxes were as follows (in millions):

	Year Ended December 31,
	2017	2016	2015
United States	$(152)	$(120)	$(288)
Outside United States	240	(9)	108
Total	$88	$(129)	$(180)

Income tax expense (benefit) consisted of the following (in millions):

	Year Ended December 31,
	2017	2016	2015
Current:
Federal	$10	$14	$84
State	8	6	4
Foreign	62	31	32
Total current	80	51	120
Deferred:
Federal	20	(31)	(117)
State	(10)	(6)	(24)
Foreign	(19)	(6)	(1)
Total deferred	(9)	(43)	(142)
Total expense (benefit)	$71	$8	$(22)

The Company recognized tax expense of $71 million and $8 million for the years ended December 31, 2017 and 2016, respectively. The Company’s effective tax rates were 80.7% and (6.2)% as of December 31, 2017 and 2016, respectively. The Company’s effective tax rate was higher than the federal statutory rate of 35% primarily due to deferred income taxed on the outbound transfer of U.S. assets, an increase in uncertain tax benefits, increased valuation allowance for its foreign deferred tax assets, foreign non-deductible expenses, the one-time transition tax and remeasurement of its net U.S. deferred tax assets under U.S. tax reform. These increases were partially offset by the benefit of lower tax rates in foreign jurisdictions, recognition of deferred tax assets on intercompany asset transfers, the generation of tax credits in the current year, and deductions from vesting of equity compensation.

A reconciliation between the Provision computed at the statutory rate and the Provision for income taxes is provided below:

	Year Ended December 31,
	2017	2016	2015
Provision computed at statutory rate	35.0%	35.0%	35.0%
U.S. Tax Reform - One-time transaction tax	41.8	0.0	0.0
Remeasurement of Deferred Taxes	(56.0)	0.0	0.0
Change in valuation allowance	96.4	(1.0)	(8.3)
US impact of Enterprise acquisition	12.9	(14.1)	(26.7)
Change in contingent income tax reserves	14.0	(1.6)	(3.3)
Foreign earnings subject to U.S. taxation	2.0	(6.6)	(3.9)
Foreign rate differential	(29.1)	(16.0)	13.9
Intra-entity transactions	(18.8)	0.0	0.0
State income tax, net of federal tax benefit	(5.3)	(1.0)	1.1
Tax credits	(5.7)	9.5	6.1
Equity compensation deductions	(5.6)	(0.4)	0.0
Return to provision and other true ups	(3.2)	(3.7)	0.0
Other	2.3	(6.3)	(1.7)
Provision for income taxes	80.7%	(6.2)%	12.2%

The Company earns a significant amount of our operating income outside of the U.S., primarily in the United Kingdom, Singapore, and Luxembourg, with statutory rates of 19%, 17%, and 27%, respectively. During 2017, the Company affirmed an incentivized tax rate of 10% with the Singapore Economic Development Board with the Company’s commitment to make increased investments in Singapore; this tax rate will expire on December 31, 2018, unless the Company applies for and is granted an extension.

The Company has recognized $12 million of deferred tax benefit related to the impact of a sale of intangible assets within the consolidated group where the tax basis of assets was stepped up to fair market value. With the Company’s adoption of ASU 2016-16, the tax impact of non-inventory intra-entity transfers of assets are recognized in the period in which the transfer occurs. See Note 2, Summary of Significant Accounting Policies for further explanation.

Tax effects of temporary differences that resulted in deferred tax assets and liabilities are as follows (in millions):

	December 31,
	2017	2016
Deferred tax assets:
Capitalized research expenditures	$32	$58
Deferred revenue	21	57
Tax credits	31	33
Net operating loss carryforwards	338	35
Other accruals	20	31
Inventory items	20	27
Capitalized software costs	14	25
Sales return/rebate reserve	33	27
Share-based compensation expense	12	15
Accrued bonus	1	11
Unrealized gains and losses on securities and investments	8	4
Valuation allowance	(134)	(47)
Total deferred tax assets	396	276
Deferred tax liabilities:
Depreciation and amortization	275	165
Undistributed earnings	2	1
Total deferred tax liabilities	$277	$166
Net deferred tax assets	$119	$110

At December 31, 2017, the Company has approximately $338 million (tax effected) of net operating losses (“NOLs”) and approximately $30 million of credit carryforwards. Approximately $45 million of NOLs will expire beginning in 2033 thru 2037, and $24 million of credits will expire beginning in 2023 thru 2032. $293 million of NOLs and $6 million of credits have no expiration date. The Company elected a fiscal unity regime for its Luxembourg group which allows the Company to offset losses against other group member income. As a result of this election, the Company has remeasured the value of its deferred tax assets and liabilities in Luxembourg at the statutory rate of 27%, giving rise to an increase of $290 million in its net operating loss carryforwards, an increase of $66 million in valuation allowances, and an increase of $224 million in its depreciation and amortization deferred tax liability.

Impact of U.S. Tax Reform
TCJA was enacted on December 22, 2017. The Act reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. At December 31, 2017, we have not completed our accounting for the tax effects of enactment of the Act; however, in certain cases, as described below, we have made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax. In other cases, we have not been able to make a reasonable estimate and continue to account for those items based on our existing accounting under ASC 740, Income Taxes, and the provisions of the tax laws that were in effect immediately prior to enactment. For the items for which we were able to determine a reasonable estimate, we recognized a provisional amount of $72 million, which is included as a component of income tax expense.

Provisional amounts
Deferred tax assets and liabilities: We remeasured U.S. deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. However, we are still analyzing certain aspects of the Act and refining our calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. The provisional amount recorded related to the remeasurement of our deferred tax balance was $35 million.

Foreign Tax Effects
The one-time transition tax is based on our total post-1986 earnings and profits (“E&P”) that we previously deferred from U.S. income taxes. We recorded a provisional amount for our one-time transition tax liability, resulting in an increase in income tax expense of $37 million. We have not yet completed our calculation of the total post-1986 E&P for these foreign subsidiaries.

Further, the transition tax is based in part on the amount of those earnings held in cash and other specified assets. This amount may change when we finalize the calculation of post-1986 foreign E&P previously deferred from U.S. federal taxation and finalize the amounts held in cash or other specified assets. We have reduced our deferred tax asset for income tax credits by $10 million which is available to offset the one-time transition tax, resulting in an estimated cash tax liability of $26 million which is to be remitted over the next eight years as follows:

	One-Time Transition Tax - Payments Due for Calendar Year Tax Returns
	2017	2018	2019	2020	2021	2022	2023	2024
Unremitted Earnings Payments	$2	$2	$2	$2	$2	$4	$5	$7

The Company earns a significant amount of our operating income outside of the U.S. As of year-ended December 31, 2017, the Company is indefinitely reinvested with respect to its U.S. directly-owned subsidiary earnings and therefore has not accrued any withholding taxes on those earnings. However, certain foreign affiliate parent companies are not indefinitely reinvested and the Company has recorded a deferred tax liability of $2 million for foreign withholding taxes on those earnings. The Company’s policy considers its U.S. investment in directly-owned foreign affiliates to be indefinitely reinvested. Under the Act, future unremitted foreign earnings will no longer be subject to tax when repatriated to its U.S. parent, but may be subject to withholding taxes of the payor affiliate country. Additionally, gains and losses on taxable dispositions of U.S.-owned foreign affiliates continue to be subject to U.S. tax. For the years ended December 31, 2017 and 2016, the Company has not recognized deferred tax liabilities in the U.S. with respect to foreign withholding taxes or its outside basis differences in its directly-owned foreign affiliates and quantification of the unrecognized deferred tax liability is not practical.

Performance-Based Executive Compensation
The Act amends the rules related to the exclusion of performance-based compensation under Internal Revenue Code 162(m). The Company will no longer be able to claim a deduction for compensation accrued after January 1, 2018 for a covered employee which exceeds $1 million, unless the compensation is earned in respect of a binding contract in existence on November 2, 2017 (“Grandfathered Contracts”). The Company has estimated the remeasurement of the Section 162(m) grandfathered deferred tax assets at 21% for its covered employees for equity award agreements issued and executed prior to November 2, 2017, assuming that its benefit plan documents will fall within the grandfathered contract rules; should guidance to the contrary be issued by U.S. Treasury, the Company would have to remeasure its grandfathered deferred tax assets at $0. Additionally, the Company has determined that its short-term bonus plan will not qualify for the grandfathered contract provisions, thus any deferred short-term bonus to be paid to covered employees in 2018 has been remeasured at a 0% rate.

The Company has not recorded an adjustment to its state and local current or deferred income tax provision as a result of the Act. Guidance from state tax authorities which do not fully conform with the U.S. Internal Revenue Code is not available to allow the Company to estimate the financial statement impact at this time.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	Year ended December 31,
	2017	2016
Balance at beginning of year	$42	$40
Additions for tax positions related to the current year	—	2
Additions for tax positions related to prior years	11	2
Reductions for tax positions related to prior years	(1)	(2)
Settlements for tax positions	(1)	—
Balance at end of year	$51	$42

At December 31, 2017 and December 31, 2016, there are $47 million and $40 million of unrecognized tax benefits that if recognized would affect the annual effective tax rate. The Company continues to believe its positions are supportable, however, the Company anticipates that $20 million of uncertain tax benefits may be paid within the next twelve months and, as such, is reflected as a current liability within the Company’s Consolidated Balance Sheets. The Company is currently undergoing audits of the 2013 through 2015 U.S. federal income tax returns. The Company is engaged in an inquiry from the UK Her Majesty’s Revenue and Customs (“HMRC”) for the years 2012 and 2014. The tax years 2004 through 2016 remain open to examination by multiple foreign and U.S. state taxing jurisdictions. Due to uncertainties in any tax audit outcome, the Company’s estimates of the ultimate settlement of uncertain tax positions may change and the actual tax benefits may differ significantly from the estimates.

The Company recognized $2 million of interest and/or penalties related to income tax matters as part of income tax expense for the year ended December 31, 2017. The Company accrued $6 million and $4 million of interest and penalties accrued in the Consolidated Balance Sheets as of December 31, 2017 and 2016.

Note 13 Earnings (Loss) Per Share
Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares assuming dilution. Dilutive common shares outstanding is computed using the Treasury Stock method and in periods of income, reflects the additional shares that would be outstanding if dilutive stock options were exercised for common shares during the period.

Earnings (loss) per share were computed as follows (dollars in millions, except share data):

	Year Ended December 31,
	2017	2016	2015
Basic:
Net income (loss)	$17	$(137)	$(158)
Weighted-average shares outstanding(1)	53,021,761	51,579,112	50,996,297
Basic earnings (loss) per share	$0.33	$(2.65)	$(3.10)

Diluted:
Net income (loss)	$17	$(137)	$(158)
Weighted-average shares outstanding(1)	53,021,761	51,579,112	50,996,297
Dilutive shares(2)	667,071	—	—
Diluted weighted-average shares outstanding	53,688,832	51,579,112	50,996,297
Diluted earnings (loss) per share	$0.32	$(2.65)	$(3.10)

(1) In periods of net loss, restricted stock awards that are classified as participating securities are excluded from the weighted-average shares outstanding computation.
(2) In periods of net loss, options are anti-dilutive and therefore excluded from the earnings (loss) per share calculation.

There were 259,142 outstanding options to purchase common shares that were anti-dilutive and excluded from the earnings per share calculation as of December 31, 2017 compared to 1,391,567 and 1,421,506 excluded for the periods ended December 31, 2016 and 2015, respectively. Anti-dilutive securities consist primarily of stock appreciation rights (“SARs”) with an exercise price greater than the average market closing price of the Class A common stock.

Note 14 Accumulated Other Comprehensive Income (Loss)
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

•
Foreign currency translation adjustment relates to the Company’s non-U.S. subsidiary companies that have been designated a functional currency other than the U.S. dollar. The Company is required to translate the subsidiary functional currency financial statements to dollars using a combination of historical, period-end, and average foreign exchange rates. This combination of rates creates the foreign currency translation adjustment component of other comprehensive income (loss).

The components of Accumulated other comprehensive income (loss) (“AOCI”) for each of the three years ended December 31 are as follows (in millions):

	Unrealized (loss) gain on sales hedging	Unrealized (loss) gain on forward interest rate swaps	Currency translation adjustments	Total
Balance at December 31, 2014	$5	$(8)	$(6)	$(9)
Other comprehensive income (loss) before reclassifications	7	(12)	(11)	(16)
Amounts reclassified from AOCI(1)	(15)	1	(15)	(29)
Tax benefit	2	4	—	6
Other comprehensive loss	(6)	(7)	(26)	(39)
Balance at December 31, 2015	(1)	(15)	(32)	(48)
Other comprehensive income (loss) before reclassifications	1	(1)	(4)	(4)
Amounts reclassified from AOCI(1)	7	2	—	9
Tax expense	(1)	(1)	—	(2)
Other comprehensive income (loss)	7	—	(4)	3
Balance at December 31, 2016	6	(15)	(36)	(45)
Other comprehensive income (loss) before reclassifications	(26)	1	2	(23)
Amounts reclassified from AOCI(1)	8	8	—	16
Tax benefit (expense)	3	(3)	—	—
Other comprehensive (loss) income	(15)	6	2	(7)
Balance at December 31, 2017	$(9)	$(9)	$(34)	$(52)

(1) See Note 7, Derivative Instruments regarding timing of reclassifications on forward interest rate swaps.

Note 15 Segment Information & Geographic Data
The segment information reflects the operating results of the Company’s business segments. In January 2018, The Company changed the names of the reportable segments to better reflect business operations. The Company has two reportable segments; Asset Intelligence & Tracking (“AIT”), formerly Legacy Zebra and Enterprise Visibility & Mobility (“EVM”), formerly Enterprise.

•	The AIT segment consists of barcode and card printing, location solutions, supplies, and services

•	The EVM segment consists of mobile computing, data capture, and RFID

The operating segments have been identified based on the financial data utilized by the Company’s Chief Executive Officer (the chief operating decision maker) to assess segment performance and allocate resources between the Company’s segments. The chief operating decision maker uses adjusted operating income to evaluate segment profitability.

The accounting policies of the segments are in accordance with Note 2, Summary of Significant Accounting Policies. The chief operating decision maker does not use total assets by segment to make decisions regarding resources, therefore the total asset disclosure by segment has not been included.

Financial information by segment is presented as follows (in millions):

	Year Ended December 31,
	2017	2016	2015
Net sales:
AIT	$1,311	$1,247	$1,286
EVM	2,414	2,337	2,380
Total segment net sales	3,725	3,584	3,666
Corporate, eliminations(1)	(3)	(10)	(16)
Total net sales	$3,722	$3,574	$3,650
Operating income:
AIT	$260	$240	$258
EVM	315	286	236
Total segment operating income	575	526	494
Corporate, eliminations(2)	(253)	(446)	(457)
Total operating income	$322	$80	$37

(1)	Amounts included in Corporate, eliminations consist of purchase accounting adjustments related to the Acquisition.

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

Geographic data for net sales is as follows (in millions):

	Year Ended December 31,
	2017	2016	2015
Europe, Middle East, and Africa	$1,221	$1,138	$1,194
Latin America	235	214	219
Asia-Pacific	468	483	463
Total International	1,924	1,835	1,876
North America	1,798	1,739	1,774
Total net sales	$3,722	$3,574	$3,650

Geographic data for long-lived assets, defined as property, plant and equipment is as follows (in millions):

	Year Ended December 31,
	2017	2016	2015
Europe, Middle East, and Africa	$14	$13	$10
Latin America	3	3	3
Asia-Pacific	9	9	10
Total International	26	25	23
North America	238	267	275
Total long-lived assets	$264	$292	$298

Net sales by country that are greater than 10% of total net sales are as follows (in millions):

	Year Ended December 31,
	2017	2016	2015
United States	$1,984	$1,950	$2,045
United Kingdom	1,196	1,065	1,102
Singapore	454	362	175
Other	88	197	328
Total net sales	$3,722	$3,574	$3,650

Net sales by country are determined by the country from where the products are invoiced when they leave the Company’s warehouses. Generally, our United States sales company serves North America and Latin America; United Kingdom sales company serves Europe, Middle East, and Africa; and our Singapore sales company serves Asia-Pacific.

Our net sales to significant customers as a percentage of the total Company’s net sales by segment were as follows:

	Year Ended December 31,
	2017			2016			2015
	AIT	EVM	Total	AIT	EVM	Total	AIT	EVM	Total
Customer A	6.3%	15.0%	21.3%	5.9%	14.2%	20.1%	5.5%	13.9%	19.4%
Customer B	5.3%	8.9%	14.2%	5.0%	8.2%	13.2%	4.6%	8.1%	12.7%
Customer C	6.2%	7.0%	13.2%	5.3%	7.1%	12.4%	5.2%	6.4%	11.6%
All three of the above customers are distributors and not end-users. No other customer accounted for 10% or more of total net sales during the years presented.
There are three customers at December 31, 2017 and December 31, 2016 that each accounted for more than 10% of outstanding accounts receivable. In 2017, the three largest customers accounted for 19.5%, 14.0%, and 11.7%, respectively of accounts receivable while in 2016, the three largest customers accounted for 19.9%, 14.0% and 12.9%, respectively.

Note 16 Supplementary Financial Information
The components of Accounts receivable, net are as follows (in millions):

	December 31,
	2017	2016
Accounts receivable	$482	$628
Allowance for doubtful accounts	(3)	(3)
Accounts receivable, net	$479	$625

Prepaid expenses and other current assets consist of the following (in millions):

	December 31,
	2017	2016
Foreign Exchange Contracts	$—	$23
Other	24	41
Prepaid expenses and other current assets	$24	$64

The components of Accrued liabilities are as follows (in millions):

	December 31,
	2017	2016
Accrued incentive compensation	$101	$52
Customer reserves	41	50
Accrued payroll	50	51
Interest payable	15	20
Accrued other expenses	130	150
Accrued liabilities	$337	$323

Summary of Quarterly Results of Operations (unaudited)
(In millions):

	2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year

Total Net sales	$865	$896	$935	$1,026	$3,722
Gross profit	401	411	429	469	1,710
Net income (loss)	8	17	(12)	4	17

Net earnings per common share:
Basic earnings (loss) per share:	$0.16	$0.33	$(0.23)	$0.07	$0.33
Diluted earnings (loss) per share:	0.16	0.32	(0.23)	0.07	0.32

	2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Total Net sales	$849	$879	$904	$942	$3,574
Gross profit	390	406	414	432	1,642
Net (loss) income	(26)	(45)	(83)	17	(137)

Net earnings per common share:
Basic (loss) earnings per share:	$(0.50)	$(0.88)	$(1.61)	$0.34	$(2.65)
Diluted (loss) earnings per share:	(0.50)	(0.88)	(1.61)	0.34	(2.65)

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
Schedule II
Valuation and Qualifying Accounts
(In millions)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Valuation account for accounts receivable:
Year ended December 31, 2017	$3	$1	$1	$3
Year ended December 31, 2016	6	—	3	3
Year ended December 31, 2015	1	5	—	6
Valuation account for deferred tax assets:
Year ended December 31, 2017	$47	$91	$4	$134
Year ended December 31, 2016	48	18	19	47
Year ended December 31, 2015	57	5	14	48
See accompanying report of independent registered public accounting firm.

Index to Exhibits

3.1(i)	(3)	Restated Certificate of Incorporation of the Company.
3.1(ii)	(13)	Amended and Restated By-laws of Zebra Technologies Corporation, as amended as of January 7, 2013.
4.1		Specimen stock certificate representing Class A Common Stock.
10.1	(5)	Employment Agreement between the Company and Hugh Gagnier dated December 12, 2007. +
10.2	(4)	Amendment No. 1 to Employment Agreement between the Company and Hugh Gagnier dated December 30, 2008. +
10.3	(18)	Employment Agreement between Olivier Leonetti and the Company dated October 31, 2016. +
10.4	(4)	Form of Amendment No. 1 to Employment Agreement by and between the Company and certain executive officers dated December 30, 2008.+
10.5	(18)	Form of indemnification agreement between Zebra Technologies Corporation and each director and executive officer.
10.6	(11)	Form of Director Stock Option Agreement (1-Year Vesting) under the 2006 Incentive Compensation Plan for awards granted to directors on or after May 22, 2008 and prior to December 2, 2008. +
10.7	(12)	Amendment to outstanding Stock Option Agreements under the 2006 Incentive Compensation Plan, dated December 2, 2008. +
10.8	(8)	2006 Incentive Compensation Plan. +
10.9	(12)	Amendment to the 2006 Incentive Compensation Plan dated December 2, 2008. +
10.10	(15)	2011 Long-Term Incentive Plan (Amended and Restated as of May 15, 2014). +
10.11		2015 Long-Term Incentive Plan. *+
10.12		2015 Short-Term Incentive Plan. *+
10.13	(10)	2005 Executive Deferred Compensation Plan, as amended. +
10.14	(7)	Form of Amendment to Employment Agreement between Zebra Technologies Corporation and executive officers. +
10.15	(9)	Amended and Restated Employment Agreement between Zebra Technologies Corporation and Anders Gustafsson dated as of May 6, 2010. +
10.16	(9)	Letter Agreement between Zebra Technologies Corporation and Anders Gustafsson dated as of May 6, 2010. +
10.17	(9)	Form of 2010-2011 time-vested stock appreciation rights agreement for employees other than CEO. +
10.18	(6)	Form of 2012 time-vested stock appreciation rights agreement for employees other than CEO. +
10.19	(16)	Form of 2013-16 time-vested stock appreciation rights agreement for employees other than CEO. +
10.20	(19)	Form of 2017 time-vested stock appreciation rights agreement for employees other than CEO. +
10.21	(9)	Form of 2010 time-vested stock appreciation rights agreement for CEO. +
10.22	(6)	Form of 2011-12 time-vested stock appreciation rights agreement for CEO. +
10.23	(16)	Form of 2013-16 time-vested stock appreciation rights agreement for CEO. +
10.24	(19)	Form of 2017 time-vested stock appreciation rights agreement for CEO. +
10.25	(9)	Form of 2009 time-vested stock appreciation rights agreement for non-employee directors. +
10.26	(9)	Form of 2010 time-vested stock appreciation rights agreement for non-employee directors. +
10.27	(1)	Form of 2011 time-vested stock appreciation rights agreement for non-employee directors. +
10.28	(6)	Form of 2012 time-vested stock appreciation rights agreement for non-employee directors. +
10.29	(2)	Form of 2015-2017 time-vested restricted stock agreement for employees other than CEO. +
10.30	(14)	Form of 2015-2017 performance-vested equity agreement for employees other than CEO. +
10.31	(16)	Form of 2015-17 time-vested restricted stock agreement for CEO. +
10.32	(14)	Form of 2015-2017 performance-vested equity agreement for CEO. +
10.33	(17)
Amended and Restated Credit Agreement, dated July 26, 2017 (originally dated as of October 27, 2014), by and among Zebra, the lenders and issuing banks party thereto, JPMorgan Chase Bank, N.A., and Morgan Stanley Senior Funding, Inc.

10.34	Office Lease dated November 14, 2013 between Griffin Capital Corporation (as assignee from Northwestern Mutual Life Insurance Company) and Zebra Technologies Corporation*
10.35	First Amendment to Lease dated June 6, 2014 between Griffin Capital Corporation (as assignee from Northwestern Mutual Life Insurance Company) and Zebra Technologies Corporation*
10.36	Receivables Purchase Agreement dated as of December 1, 2017 among Zebra Technologies International, LLC, as the Originator, and Zebra Technologies RSC, LLC, as Buyer*
10.37
Receivables Financing Agreement, dated as of December 1, 2017, by and among Zebra Technologies RSC, LLC, the lenders from time to time party thereto, PNC Bank, National Association, Zebra Technologies, LLC, and PNC Capital Markets, LLC*

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

(1)	Incorporated by reference from Current Report on Form 8-K dated May 19, 2011.
(2)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended March 29, 2014.
(3)	Incorporated by reference from Current Report on Form 8-K dated August 1, 2012.
(4)	Incorporated by reference from Current Report on Form 8-K dated January 5, 2009.
(5)	Incorporated by reference from Current Report on Form 8-K filed on December 17, 2007.
(6)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.
(7)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended October 2, 2010.
(8)	Incorporated by reference from Current Report on Form 8-K filed on May 15, 2006.
(9)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended April 3, 2010.
(10)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended March 29, 2008.
(11)	Incorporated by reference from Current Report on Form 8-K filed on May 29, 2008.
(12)	Incorporated by reference from Current Report on Form 8-K filed on December 8, 2008.
(13)	Incorporated by reference from Current Report on Form 8-K dated January 7, 2013.
(14)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended July 4, 2015.
(15)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended June 28, 2014.
(16)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended March 30, 2013.
(17)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended July 1, 2017
(18)	Incorporated by reference from Annual Report on Form 10-K for the year ended December 31, 2016
(19)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended April 1, 2017
+	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.
*	Included with this Annual Report on this Form 10-K.