Form 10-Q
period 2018-03-31
ZEBRA TECHNOLOGIES CORP
filed 2018-05-08
CIK 877212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 1, 2018, there were 53,397,555 shares of Class A Common Stock, $.01 par value, outstanding.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
QUARTER ENDED MARCH 31, 2018

PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements
ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	March 31, 2018	December 31, 2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$64	$62
Accounts receivable, net of allowances for doubtful accounts of $2 million and $3 million as of March 31, 2018 and December 31, 2017, respectively	471	479
Inventories, net	448	458
Income tax receivable	31	40
Prepaid expenses and other current assets	39	24
Total Current assets	1,053	1,063
Property, plant and equipment, net	262	264
Goodwill	2,463	2,465
Other intangibles, net	276	299
Long-term deferred income taxes	115	119
Other long-term assets	80	65
Total Assets	$4,249	$4,275
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$43	$51
Accounts payable	411	424
Accrued liabilities	221	296
Deferred revenue	201	186
Income taxes payable	56	43
Total Current liabilities	932	1,000
Long-term debt	2,090	2,176
Long-term deferred revenue	144	148
Other long-term liabilities	102	117
Total Liabilities	3,268	3,441
Stockholders’ Equity:
Preferred stock, $.01 par value; authorized 10,000,000 shares; none issued	—	—
Class A common stock, $.01 par value; authorized 150,000,000 shares; issued 72,151,857 shares	1	1
Additional paid-in capital	266	257
Treasury stock at cost, 18,755,228 and 18,915,762 shares at March 31, 2018 and December 31, 2017, respectively	(616)	(620)
Retained earnings	1,376	1,248
Accumulated other comprehensive loss	(46)	(52)
Total Stockholders’ Equity	981	834
Total Liabilities and Stockholders’ Equity	$4,249	$4,275
See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share data)
(Unaudited)

	Three Months Ended
	March 31, 2018	April 1, 2017
Net sales:
Net sales of tangible products	$839	$735
Revenue from services and software	138	130
Total Net sales	977	865
Cost of sales:
Cost of sales of tangible products	423	379
Cost of services and software	89	85
Total Cost of sales	512	464
Gross profit	465	401
Operating expenses:
Selling and marketing	120	109
Research and development	101	96
General and administrative	71	75
Amortization of intangible assets	23	50
Acquisition and integration costs	2	27
Exit and restructuring costs	4	4
Total Operating expenses	321	361
Operating income	144	40
Other expenses:
Foreign exchange loss	—	(1)
Interest expense, net	(11)	(41)
Total Other expenses, net	(11)	(42)
Income (loss) before income taxes	133	(2)
Income tax expense (benefit)	24	(10)
Net income	$109	$8
Basic earnings per share	$2.04	$0.16
Diluted earnings per share	$2.01	$0.16
Basic weighted average shares outstanding	53,286,249	51,842,025
Diluted weighted average and equivalent shares outstanding	53,985,755	52,946,883
See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended
	March 31, 2018	April 1, 2017
Net income	$109	$8
Other comprehensive income (loss), net of tax:
Unrealized loss on anticipated sales hedging transactions	(1)	(6)
Unrealized gain on forward interest rate swaps hedging transactions	5	2
Foreign currency translation adjustment	2	—
Comprehensive income	$115	$4
See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended
	March 31, 2018	April 1, 2017
Cash flows from operating activities:
Net income	$109	$8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43	69
Amortization of debt issuance costs and discounts	2	4
Share-based compensation	10	7
Deferred income taxes	(2)	(9)
Unrealized gain on forward interest rate swaps	(12)	—
Other, net	(1)	1
Changes in operating assets and liabilities:
Accounts receivable, net	9	79
Inventories, net	6	(31)
Other assets	(7)	17
Accounts payable	(12)	(52)
Accrued liabilities	(74)	—
Deferred revenue	19	30
Income taxes	22	(2)
Other operating activities	4	(4)
Net cash provided by operating activities	116	117
Cash flows from investing activities:
Purchases of property, plant and equipment	(18)	(13)
Purchases of long-term investments	(2)	—
Net cash used in investing activities	(20)	(13)
Cash flows from financing activities:
Payments of long-term debt	(95)	(80)
Proceeds from exercise of stock options and stock purchase plan purchases	3	4
Taxes paid related to net share settlement of equity awards	—	(2)
Net cash used in financing activities	(92)	(78)
Effect of exchange rate changes on cash	(2)	(2)
Net increase in cash and cash equivalents	2	24
Cash and cash equivalents at beginning of period	62	156
Cash and cash equivalents at end of period	$64	$180
Supplemental disclosures of cash flow information:
Income taxes paid	$2	$5
Interest paid	$26	$16
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

Management prepared these condensed unaudited interim consolidated financial statements according to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information and notes. As permitted under Article 10 of Regulation S-X and the instructions of Form 10-Q, these condensed consolidated financial statements do not include all the information and notes required by United States Generally Accepted Accounting Principles (“GAAP”) for complete financial statements, although management believes that the disclosures made are adequate to make the information not misleading. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

The Company reclassified $41 million of costs from Accrued liabilities to Accounts payable on the Consolidated Balance Sheets for the period ended December 31, 2017 to conform to the current period presentation. A similar reclassification was made was made to the Consolidated Statements of Cash Flows resulting in a change to Accounts payable and Accrued liabilities within Net cash provided by operating activities for the period ended April 1, 2017.

In the opinion of the Company, these interim financial statements include all adjustments (of a normal, recurring nature) necessary to present fairly its Consolidated Balance Sheets as of March 31, 2018, the Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2018 and April 1, 2017, and the Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and April 1, 2017. These results, however, are not necessarily indicative of the results expected for the full year ending December 31, 2018.

Note 2 Significant Accounting Policies

Revenue Recognition. Revenue includes sales of hardware, supplies and services (including repair services and product maintenance service contracts, which typically occur over time, and professional services such as installation, integration and provisioning, which typically occur in the early stages of a project). The average life of repair and maintenance service contracts is approximately three years. The duration of professional service arrangements ranges from a day to several weeks or months. We recognize revenues when we transfer control of promised goods or services to our customers in an amount that reflects the consideration to which we expect to receive in exchange for those goods or services.

The Company elects to exclude from the transaction price sales and other taxes assessed by a governmental authority and collected by the Company from a customer. The Company also considers shipping and handling activities as part of the fulfillment costs, not as a separate performance obligation.

Recently Adopted Accounting Pronouncements

On January 1, 2018, we adopted Accounting Standards Codification 606, Revenue from Contracts with Customers (“ASC 606”) applying the modified retrospective method to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC 605, Revenue Recognition (“ASC 605”). The Company has determined that the adoption of ASC 606 will not have a material effect on its consolidated financial statements or results of operations.

The cumulative effect of the changes made to our consolidated January 1, 2018 balance sheet related to the adoption of ASC

606 were as follows (in millions):

	As Reported December 31, 2017	Adjustment	As Adjusted January 1, 2018
Assets:
Inventories, net (1)	$458	$(3)	$455
Prepaid expenses and other current assets (2)	24	7	31
Long-term deferred income taxes (3)	119	(5)	114
Other long-term assets (4)	65	12	77

Liabilities:
Deferred revenue (5)	186	(2)	184
Long-term deferred revenue (6)	148	(6)	142

Stockholders’ Equity:
Retained earnings	1,248	19	1,267

(1)	Reflects an adjustment of $(3) million related to changes in revenue recognition patterns.

(2)	Reflects an adjustment of $7 million related to changes in revenue recognition patterns.

(3)	Reflects the income tax effect of the adjustments made related to the adoption of ASC 606.

(4)	Reflects an adjustment of $12 million related to the capitalization of costs to obtain contracts (primarily comprised of sales commissions associated with longer term support service contracts).

(5)	Reflects an adjustment of $(3) million related to reallocation of revenue between performance obligations and $1 million related to changes in the timing of revenue recognition.

(6)	Reflects an adjustment of $(6) million related to reallocation of revenue between performance obligations.

Under the modified retrospective method of adoption, we are required to disclose the impact to the Consolidated Financial Statements had we continued to follow our accounting policies under the previous revenue recognition guidance. Had the Company applied the previous revenue recognition guidance, revenue would have been $1 million higher for the quarter ended March 31, 2018.

See Note 3, Revenues for further information.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” On January 1, 2018, the Company adopted this ASU. ASU 2016-01 amends various aspects of the recognition, measurement, presentation, and disclosure for financial instruments. The adoption of this ASU did not have a material impact to the Company's consolidated financial statements or related disclosures.

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326) -Measurement of Credit Losses on Financial Instruments.” The new standard requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. It replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. There are two transition methods available under the new standard dependent upon the type of financial instrument, either cumulative effect or prospective. The standard will be effective for the Company in the first quarter of 2020. Earlier adoption is permitted only for annual periods after December 15, 2018. Management has assessed the impact of adoption of the new standard and determined there are no material impacts to the Company's consolidated financial statements or disclosures resulting from the adoption of this ASU

In February 2016, the FASB issued ASU 2016-02, “Leases (Subtopic 842).” This ASU increases the transparency and comparability of organizations by recognizing lease assets and liabilities on the Consolidated Balance Sheets and disclosing key quantitative and qualitative information about leasing arrangements. The principal difference from previous guidance is that the lease assets and lease liabilities arising from operating leases were not previously recognized in the Consolidated Balance Sheets. The recognition, measurement, presentation, and cash flows arising from a lease by a lessee have not significantly changed. This standard will be effective for the Company in the first quarter of 2019, with early adoption permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach, which includes a number of optional practical expedients that entities may elect to apply. Management is currently assessing the impact of adoption on its consolidated financial statements; however, the impact from adoption of this ASU will be non-cash in nature and will not affect the Company’s cash position.

Note 3 Revenues

As prescribed in ASC 606, the Company recognizes revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services.

Performance Obligations

We enter into contract arrangements that may include various combinations of tangible products and services, which generally are capable of being distinct and accounted for as separate performance obligations. For these types of contract arrangements, we evaluate whether two or more contracts should be combined and accounted for as one single contract and whether the combined or single contract has more than one performance obligation. This evaluation requires significant judgment and the decision to combine a group of contracts or separate the combined or single contract into multiple performance obligations could change the amount of revenue recorded in the reporting period. We use the accounting guidance on “capable of being distinct” and “distinct within the context of the contract” to help with the aforementioned evaluation.

For contract arrangements that include multiple performance obligations, we allocate the total transaction price to each performance obligation in an amount based on the estimated relative standalone selling prices for the products and/or services underlying each performance obligation. When the standalone selling prices are not directly observable, we estimate the standalone selling prices primarily based on the expected cost-plus margin approach. For arrangements comprised strictly of the sale of product and performance of maintenance type services where the standalone selling price of the maintenance service is not discernible, we estimate the standalone selling price of the maintenance contract through the use of the residual approach. When the residual approach cannot be applied, regional pricing, marketing strategies and business practices are evaluated and analyzed to derive the estimated standalone selling price through the use of a cost-plus margin methodology.

The Company recognizes revenue when transfer of control has occurred for the goods or services sold. Control is deemed to have been transferred when the customer has the ability to direct the use of and has obtained substantially all of the remaining benefits from the goods and services sold. The Company uses judgment in the evaluation of the following criteria: 1) the customer simultaneously receives and consumes the benefits provided by the transfer of goods or service; 2) the performance creates or enhances an asset that is under control of the customer; 3) the performance does not create an asset with an alternative use to the customer and the Company has an enforceable right to payment, in order to determine whether control transfers at a point in time or over time. For each performance obligation satisfied over time, the Company measures its progress toward completion to determine the timing of revenue recognition. Judgment is also used in the evaluation of the following transfer of control criteria: 1) the Company has a present right to payment for the asset; 2) the legal title to the asset has transferred to the customer; 3) the customer has physical possession of the asset; 4) the customer has the significant risks and rewards of ownership of the asset; 5) the customer has accepted the asset, in order to determine when revenue should be recognized in a point in time revenue recognition pattern. Assuming all other criteria for revenue recognition have been met, for products and services sold on a standalone basis, revenue is generally recognized upon shipment and by using an output method or time-based method respectively. In cases where a bundle of products and services are delivered to the customer, judgment is required to select the method of progress which best reflects the transfer of control.

The Company’s remaining obligations that are greater than one year in duration relate primarily to repair and support services. The aggregated transaction price allocated to remaining performance obligations related to these types of service arrangements is $448 million as of March 31, 2018. We expect to recognize these performance obligations over the approximate three-year average contract term.

For some of our transactions, products are sold with a right of return, and we may also provide other rebates, price protection, or incentives, which are accounted for as variable consideration. The Company estimates the amount of variable consideration by using the expected value or the most likely amount method and reduces the revenue by those estimated amounts, only to the extent it is probable that a significant reversal in the cumulative revenue recognized will not occur. These estimates are reviewed and updated, as necessary, at the end of each reporting period.

Revenue recognized in the reporting period from performance obligations satisfied in previous periods was not material for the three-month ended March 31, 2018.

Disaggregation of Revenue
The following table presents our revenues disaggregated by product category for each of our segments, Asset Intelligence & Tracking (“AIT”) and Enterprise Visibility & Mobility (“EVM”), for the three-months ended March 31, 2018 (in millions):

	Three Months Ended
	March 31, 2018
	Product Category
Segment	Tangible Products	Services and Software	Total
AIT	$313	$39	$352
EVM	526	99	625
Total	$839	$138	$977

In addition, refer to Note 13, Segment Information for Net sales to customers by geographic region.

We recognize revenue arising from performance obligations outlined in contracts with our customers that are satisfied at a point in time and over time. Substantially all of our revenue for tangible products is recognized at a point in time, whereby revenue for services and software is predominantly recognized over time.

Contract Balances
Progress on satisfying performance obligations under contracts with customers and the related billings and cash collections are recorded on the Consolidated Balance Sheets in Accounts receivable, net and Prepaid expenses and other current assets. The opening and closing contract assets balances were $7 million and $6 million, respectively for the quarter ending March 31, 2018, and were recorded within Prepaid expenses and other current assets on the Consolidated Balance Sheets. These contract assets result from timing differences between the billing schedule and the products and services delivery schedules, as well as, the impact from the allocation of the transaction price among performance obligations for contracts that include multiple performance obligations. Our policy is to test these contract asset balances for impairment in accordance with ASC 310 Receivables. No impairment losses have been recorded in the first quarter of 2018.

Deferred revenue on the Consolidated Balance Sheets, consist of payments and billings in advance of our performance. The combined short-term and long-term Deferred revenue balances were $345 million and $334 million at March 31, 2018 and December 31, 2017, respectively. For the quarter ended March 31, 2018, we recognized revenue of $65 million that was previously included in the beginning balance of deferred revenue.

Our payment terms vary by the type and location of our customer and the products or services offered. The time between invoicing and when payment is due is not significant. In instances where the timing of revenue recognition differs from the timing of invoicing, we have determined that our contracts do not include a significant financing component.

Costs to obtain a contract
Our incremental direct costs of obtaining a contract, which consist of sales commissions and incremental fringe benefits, are deferred and amortized over the weighted-average contract term, consistent with the guidance in ASC 340 Other Assets and Deferred Costs. The incremental costs to obtain a contract, which were previously expensed as incurred under ASC 605, and the determination of the amortization period are derived at a portfolio level and the amortization is completed on a straight-line basis. The adoption of ASC 606 required the capitalization of these costs which resulted in an adjustment to increase retained earnings. The Company recorded $12 million to Other Long-term assets on the Consolidated Balance Sheets as of January 1, 2018. The Company recognized $2 million of amortization expense related to commissions during the three-month period ended March 31, 2018. The ending balance of the deferred commissions was $12 million as of March 31, 2018. The Company elected a practical expedient allowed in ASC 606, whereby the incremental costs of obtaining a contract are expensed as incurred if the amortization period of the assets would otherwise be one year or less.

Note 4 Inventories

Inventories are stated at the lower of a moving-average cost (which approximates cost on a first-in, first-out basis) and net realizable value. Manufactured inventory cost includes materials, labor, and manufacturing overhead. Purchased inventory cost also includes internal purchasing overhead costs.

Provisions are made to reduce excess and obsolete inventories to their estimated net realizable values. Inventory provisions are based on forecasted demand, experience with specific customers, the age and nature of the inventory, and the ability to redistribute inventory to other programs or to rework into consumable inventory.

The components of Inventories, net are as follows (in millions):

	March 31, 2018	December 31, 2017
Raw material	$123	$116
Work in process	2	1
Finished goods	323	341
Total	$448	$458

Note 5 Costs Associated with Exit and Restructuring Activities

In the first quarter of 2017, the Company’s executive leadership approved an initiative to continue the Company’s efforts to increase operational efficiency (the “Productivity Plan”). The Company expects the Productivity Plan to build upon the exit and restructuring initiatives specific to the acquisition of the Enterprise business (“Enterprise”) from Motorola Solutions, Inc. in October 2014, (the “Acquisition Plan”). The Company completed all initiatives under the Acquisition Plan as of December 31, 2017. Actions under the Productivity Plan include organizational design changes, process improvements and automation. Exit and restructuring costs are not included in the operating results of our segments as they are not deemed to impact the specific segment measures as reviewed by our Chief Operating Decision Maker and therefore are reported as a component of Corporate, eliminations. See Note 13, Segment Information.

Total exit and restructuring charges of $16 million life-to-date specific to the Productivity Plan have been recorded through March 31, 2018 and relate to severance and related benefits and other expenses. Exit and restructuring charges of $4 million were recorded in the three-month period ended March 31, 2018. Total remaining charges associated with this plan are expected to be in the range of $4 million to $8 million with activities expected to be substantially complete by the end of fiscal 2018.
A roll forward of the exit and restructuring accruals is as follows (in millions):

	Three Months Ended
	March 31, 2018	April 1, 2017
Balance at the beginning of the period	$8	$10
Charged to earnings, net	4	4
Cash paid	(5)	(3)
Balance at the end of the period	$7	$11
Liabilities related to exit and restructuring activities are included in the following balance sheet captions in the Company’s Consolidated Balance Sheets (in millions):

	March 31, 2018	December 31, 2017
Accrued liabilities	$6	$6
Other long-term liabilities	1	2
Total liabilities related to exit and restructuring activities	$7	$8
Settlement of the specified long-term balance will be completed by May 2021 due to the remaining obligation of non-cancellable lease payments associated with exited facilities.

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
Financial assets and liabilities carried at fair value as of March 31, 2018, are classified below (in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Money market investments related to the deferred compensation plan	$16	$—	$—	$16
Total Assets at fair value	$16	$—	$—	$16
Liabilities:
Foreign exchange contracts (1)	$—	$11	$—	$11
Liabilities related to the deferred compensation plan	16	—	—	16
Total Liabilities at fair value	$16	$11	$—	$27
Financial assets and liabilities carried at fair value as of December 31, 2017, are classified below (in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Money market investments related to the deferred compensation plan	$15	$—	$—	$15
Total Assets at fair value	$15	$—	$—	$15
Liabilities:
Forward interest rate swap contracts (2)	$—	$18	$—	$18
Foreign exchange contracts (1)	2	9	—	11
Liabilities related to the deferred compensation plan	15	—	—	15
Total Liabilities at fair value	$17	$27	$—	$44

(1)	The fair value of the derivative contracts is calculated as follows:

a.	Fair value of a put option contract associated with forecasted sales hedges is calculated using bid and ask rates for similar contracts.

b.	Fair value of regular forward contracts associated with forecasted sales hedges is calculated using the period-end exchange rate adjusted for current forward points.

c.
Fair value of hedges against net assets is calculated at the period-end exchange rate adjusted for current forward points unless the hedge has been traded but not settled at period end (Level 2). If this is the case, the fair value is calculated at the rate at which the hedge is being settled (Level 1). As a result, there were no transfers from Level 2 to Level 1 as of March 31, 2018 and $2 million as of December 31, 2017.

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
In accordance with ASC 815, the Company recognizes derivative instruments as either assets or liabilities on the Consolidated Balance Sheets and measures them at fair value. The following table presents the fair value of its derivative instruments (in millions):

	Asset (Liability) Derivatives
		Fair Values as of
	Balance Sheet Classification	March 31, 2018	December 31, 2017
Derivative instruments designated as hedges:
Foreign exchange contracts	Accrued liabilities	$(11)	$(9)
Forward interest rate swaps	Accrued liabilities	—	(2)
Forward interest rate swaps	Other long-term liabilities	(4)	(8)
Total derivative instruments designated as hedges		$(15)	$(19)

Derivative instruments not designated as hedges:
Foreign exchange contracts	Accrued liabilities	$—	$(2)
Forward interest rate swaps	Accrued liabilities	(1)	(1)
Forward interest rate swaps	Other long-term liabilities	5	(7)
Total derivative instruments not designated as hedges		4	(10)
Total net derivative liability		$(11)	$(29)
The following table presents the gains (losses) from changes in fair values of derivatives that are not designated as hedges (in millions):

	(Loss) Gain Recognized in Income
		Three Months Ended
	Statements of Operations Classification	March 31, 2018	April 1, 2017
Derivative instruments not designated as hedges:
Foreign exchange contracts	Foreign exchange loss	$—	$(5)
Forward interest rate swaps	Interest expense, net	13	1
Total gain (loss) recognized in income		$13	$(4)

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

The Company manages the exchange rate risk of anticipated euro denominated sales using put options, forward contracts, and participating forwards, all of which typically mature within twelve months of execution. The Company designates these derivative contracts as cash flow hedges. Unrealized gains and losses on these contracts are deferred in Accumulated other comprehensive income (loss) (“AOCI”) on the Company’s Consolidated Balance Sheets until the contract is settled and the hedged sale is realized. The realized gain or loss is then recorded as an adjustment to Net sales on the Consolidated Statements of Operations. Realized (losses) or gains were $(5) million and $1 million for the periods ending March 31, 2018, and April 1, 2017, respectively. As of March 31, 2018, and December 31, 2017, the notional amounts of the Company’s foreign exchange cash flow hedges were €387 million and €389 million, respectively. The Company has reviewed cash flow hedges for effectiveness and determined they are highly effective.

The Company uses forward contracts, which are not designated as hedging instruments, to manage its exposures related to its Brazilian real, British pound, Canadian dollar, Czech koruna, Euro, Australian dollar, Swedish krona, Japanese yen, and Singapore dollars denominated net assets. These forward contracts typically mature within one-month after execution. Monetary gains and losses on these forward contracts are recorded in income each quarter and are generally offset by the transaction gains and losses related to their net asset positions. The notional values and the net fair value of these outstanding contracts are as follows (in millions):

	March 31, 2018		December 31, 2017
Notional balance of outstanding contracts:
British Pound/U.S. dollar		£3		£13
Euro/U.S. dollar		€82		€108
British Pound/Euro		£5		£5
Canadian Dollar/U.S. dollar		$1		$12
Czech Koruna/U.S. dollar	Kč	368	Kč	361
Brazilian Real/U.S. dollar	R$	22	R$	34
Australian Dollar/U.S. dollar		$48		$55
Swedish Krona/U.S. dollar	kr	13	kr	13
Japanese yen/U.S. dollar		¥250		¥151
Singapore dollar/U.S. dollar	S$	3	S$	4
Net fair value of (liability) asset of outstanding contracts		$—		$(2)

Interest Rate Risk Management
The Company’s debt consists of borrowings under two term loans (“Term Loan A” and “Term Loan B”), the Revolving Credit Facility and the receivables financing facility which bear interest at variable rates plus an applicable margin. See Note 8, Long-Term Debt. As a result, the Company is exposed to market risk associated with the variable interest rate payments on both term loans.

The Company manages its exposure to changes in interest rates by utilizing interest rate swaps to hedge this exposure and to achieve a desired proportion of fixed versus floating-rate debt, based on current and projected market conditions. The Company does not enter into derivative instruments for trading or speculative purposes.

In December 2017, the Company entered into an $800 million forward long-term interest rate swap agreement to lock into a fixed LIBOR interest rate base for debt facilities subject to monthly interest payments, including Term Loan A, the Revolving Credit Facility and receivables financing facility. Under the terms of the agreement, $800 million in variable-rate debt will be swapped for a fixed interest rate with net settlement terms due effective in December 2018. The changes in fair value of these swaps are not designated as hedges and are recognized immediately as Interest expense, net on the Consolidated Statements of Operations.

The Company previously had a floating-to-fixed interest rate swap, which was designated as a cash flow hedge. This swap was terminated and the hedge accounting treatment discontinued in 2014. The terminated swap has approximately $4 million remaining to be amortized through AOCI on the Consolidated Balance Sheets and subsequently reclassified into net earnings through June 2021. Approximately $2 million is expected to be amortized and expensed in 2018. There was less than $1 million expensed by the Company in the first quarter of 2018.

The Company has three interest rate swaps previously entered into for the purpose of converting floating-to-fixed rate debt. The first swap was entered into with a syndicated group of commercial banks for the purpose of moving from floating-to-fixed rate debt. The second swap largely offsets the first swap, moving from fixed-to-floating rate debt. Both of these instruments are not designated as hedges with the changes in fair value recognized in Interest expense, net on the Consolidated Statements of Operations. The third swap entered into is an interest rate swap converting floating-to-fixed rate debt which was designated as a cash flow hedge and receives hedge accounting treatment. All three swaps have a termination date in June 2021.

The changes in fair value of the active swap designated as a cash flow hedge are recognized in AOCI on the Consolidated Balance Sheets, with any ineffectiveness immediately recognized in earnings.

At March 31, 2018, the Company estimated that approximately $2 million in losses on the forward interest rate swap designated as a cash flow hedge will be reclassified from AOCI on the Consolidated Balance Sheets into earnings during the next four quarters.

The Company’s master netting and other similar arrangements with the respective counterparties allow for net settlement under certain conditions, which are designed to reduce credit risk by permitting net settlement with the same counterparty. The following table presents the asset (liability) gross fair values and related offsetting counterparty fair values as well as the net fair value amounts at March 31, 2018 (in millions):

	Gross Fair Value	Offsetting Counterparty Fair Value	Net Fair Value in the Consolidated Balance Sheets
Counterparty A	$4	$2	$2
Counterparty B	2	1	1
Counterparty C	2	1	1
Counterparty D	3	1	2
Counterparty E	2	1	1
Counterparty F	(10)	(1)	(9)
Counterparty G	2	—	2
Total	$5	$5	$—

The notional amount of the interest rate swaps effective in each year of the cash flow hedge relationships does not exceed the principal amount of Term Loan B, which is hedged. The Company has reviewed the interest rate swap hedges for effectiveness and determined they are 100% effective.

The interest rate swaps have future maturities consisting of the following notional amounts per year (in millions):

Year 2018	$544
Year 2019	1,344
Year 2020	1,072
Year 2021	1,072
Year 2022	800
Notional balance of outstanding contracts	$4,832

Note 8 Long-Term Debt

The following table summarizes the carrying value of the Company’s long-term debt (in millions):

	March 31, 2018	December 31, 2017
Term Loan B	$1,125	$1,160
Term Loan A	670	679
Receivables Financing Facility	86	135
Revolving Credit Facility	273	275
Total debt	2,154	2,249
Less: Debt issuance costs	(7)	(7)
Less: Unamortized discounts	(14)	(15)
Less: Current portion of long-term debt	(43)	(51)
Total long-term debt	$2,090	$2,176

At March 31, 2018, the future maturities of debt, excluding debt discounts and issuance costs, are as follows (in millions):

2018	$30
2019	137
2020	56
2021	1,931
2022	—
Thereafter	—
Total future maturities of long-term debt	$2,154

The estimated fair value of the Company’s long-term debt approximated $2.2 billion at March 31, 2018 and December 31, 2017. These fair value amounts represent the estimated value at which the Company’s lenders could trade its debt within the financial markets and does not represent the settlement value of these long-term debt liabilities to the Company. The fair value of the long-term debt will continue to vary each period based on fluctuations in market interest rates, as well as changes to the Company’s credit ratings. This methodology resulted in a Level 2 classification in the fair value hierarchy.

Credit Facilities
On July 26, 2017, the Company entered into the A&R Credit Agreement, which amended, modified, and added provisions to the Company’s previous credit agreement. The A&R Credit Agreement provides for Term Loan A of $688 million, Term Loan B of $2.2 billion and a Revolving Credit Facility of $500 million.

As of March 31, 2018, the Term Loan A interest rate was 3.51%, and the Term Loan B interest rate was 3.75%. Borrowings under Term Loan A and B bear interest at a variable rate. Term Loan B borrowings are subject to a floor of 2.75%. Interest payments are payable monthly or quarterly on Term Loan A and the Revolving Credit Facility and quarterly on Term Loan B. The Company has entered into interest rate swaps to manage interest rate risk on Term Loan B. See Note 7, Derivative Instruments.

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

The Revolving Credit Facility is available for working capital and other general corporate purposes including letters of credit. As of March 31, 2018, the Company had issued letters of credit totaling $5 million. The Revolving Credit Facility will mature and the related commitments will terminate on July 27, 2021.

Borrowings under the Revolving Credit Facility bear interest at a variable rate plus an applicable margin. As of March 31, 2018, the Revolving Credit Facility had an average interest rate of 3.61%. As of March 31, 2018, the Company had borrowings of $273 million against the Revolving Credit Facility. There was $275 million of borrowings against the Revolving Credit Facility in the prior year comparable period.

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

At March 31, 2018, the Company’s Consolidated Balance Sheets included $351 million of receivables that were pledged and $86 million of associated liabilities. The receivables financing facility will mature on November 29, 2019.

Borrowings under the receivables financing facility bear interest at a variable rate plus an applicable margin. As of March 31, 2018, the receivables financing facility had an average interest rate of 2.72% and requires monthly interest payments.

Both the Revolving Credit Facility and receivables financing facility include terms and conditions that limit the incurrence of additional borrowings and require that certain financial ratios be maintained at designated levels.

Certain domestic subsidiaries of the Company (the “Guarantor Subsidiaries”) guarantee the Term Loan A, Term Loan B, and the Revolving Credit Facility on a senior basis. For the period ended March 31, 2018, the non-Guarantor Subsidiaries would have (a) accounted for 48.3% of our total revenue and (b) held 84.5% or $3.6 billion of our total assets and approximately 81.7% or $2.7 billion of our total liabilities including trade payables but excluding intercompany liabilities.

On March 31, 2018, the Company was in compliance with all covenants.

Note 9 Commitments and Contingencies

Warranties

In general, the Company provides warranty coverage of 1 year on mobile computers, printers and batteries. Advanced data capture products are warrantied from 1 to 5 years, depending on the product. Thermal printheads are warrantied for 6 months and battery-based products, such as location tags, are covered by a 90-day warranty. The provision for warranty expense is adjusted quarterly based on historical warranty experience.

The following table is a summary of the Company’s accrued warranty obligation (in millions):

	Three Months Ended
	March 31, 2018	April 1, 2017
Balance at the beginning of the period	$18	$21
Warranty expense	7	6
Warranty payments	(8)	(7)
Balance at the end of the period	$17	$20

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

In connection with the acquisition of the Enterprise business from Motorola Solutions, Inc., the Company acquired Symbol Technologies, Inc., a subsidiary of Motorola Solutions (“Symbol”). A putative federal class action lawsuit, Waring v. Symbol Technologies, Inc., et al., was filed on August 16, 2005 against Symbol Technologies, Inc. and two of its former officers in the United States District Court for the Eastern District of New York by Robert Waring. After the filing of the Waring action, several additional purported class actions were filed against Symbol and the same former officers making substantially similar allegations (collectively, the New Class Actions”). The Waring action and the New Class Actions were consolidated for all purposes and on April 26, 2006, the Court appointed the Iron Workers Local # 580 Pension Fund as lead plaintiff and approved its retention of lead counsel on behalf of the putative class. On August 30, 2006, the lead plaintiff filed a Consolidated Amended Class Action Complaint (the “Amended Complaint”), and named additional former officers and directors of Symbol as defendants. The lead plaintiff alleges that the defendants misrepresented the effectiveness of Symbol’s internal controls and forecasting processes, and that, as a result, all of the defendants violated Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and the individual defendants violated Section 20(a) of the Exchange Act. The lead plaintiff alleges that it was damaged by the decline in the price of Symbol’s stock following certain purported corrective disclosures and seeks unspecified damages. The court has certified a class of investors that includes those that purchased Symbol common stock between March 12, 2004 and August 1, 2005. The parties completed fact and expert discovery. They also agreed to a schedule for the filing of dispositive motions, which the court so-ordered on February 12, 2018. However, by order entered on April 2, 2018, the court adjourned the deadlines for summary judgment briefing in light of the fact that the parties reached an agreement in principle to settle the matter at the mediation held on March 15, 2018. The settlement is subject to approval of the Court pursuant to Rule 23(e) of the Federal Rules of Civil Procedure, and Zebra has reached agreements with certain of its insurers to fund the settlement. On April 30, 2018, the lead plaintiff commenced the process for obtaining the court’s approval of the settlement by filing a motion for preliminary approval of the class action settlement.

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

Note 10 Income Taxes

The Company’s effective tax rates for the three-month periods ended March 31, 2018 and April 1, 2017 were 18.0% and 500.0%, respectively. The variance from the 2018 federal statutory rate of 21% for the current period is attributable to the benefits of lower tax rates on foreign earnings, excess stock compensation benefits, return to provision adjustments, and U.S. tax credits. These benefits are partially offset by the impacts of foreign earnings taxed in the United States, the U.S. impact of the Enterprise Acquisition, and other permanent items. The decrease in the effective income tax rate for the three months ended March 31, 2018 compared with the prior year quarter is primarily the result the tax impacts of an intercompany sale of intellectual property, a rate change in Singapore, and enactment of U.S. tax reform.

Pre-tax earnings outside the United States are primarily generated in the United Kingdom, Singapore, and Luxembourg, with statutory rates of 19%, 17%, and 27%, respectively. During 2017, the Company received approval from the Singapore Economic Development Board for a tax rate of 10% with the Company’s commitment to make increased investments in Singapore. The Singapore incentivized rate expires on December 31, 2018.

Quarterly, Management evaluates all jurisdictions based on historical pre-tax earnings and taxable income to determine the need for valuation allowances. Based on this analysis, a valuation allowance has been recorded for any jurisdictions where, in the Company’s judgment, tax benefits will not be realized.

The Company is currently undergoing U.S. Federal income tax audits for the years 2013 thru 2015, as well as UK income tax years 2012 and 2014. The tax years 2004 through 2016 remain open to examination by multiple foreign and U.S. state taxing jurisdictions. The Company continues to believe its positions are supportable, however, the Company anticipates that $22 million of uncertain tax benefits may be disallowed within the next twelve months and as such, has reflected this liability as current within the Company’s Consolidated Balance Sheets. Due to uncertainties in any tax audit or litigation outcome, the Company’s estimates of the ultimate settlement of uncertain tax positions may change and the actual tax benefits may differ significantly from the estimates.

Impact of U.S. Tax Reform
Tax Cuts and Jobs Act (“TCJA” or “the Act”) was enacted on December 22, 2017. The Act reduces the U.S. federal corporate tax rate from 35% to 21%, and requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred. Based on current operations, we estimate that the Company is subject to the Global

Intangible Low-Taxed Income and the Deduction for Foreign-Derived Intangible Income provisions of the Act. We estimate that the new limitations which defer U.S. interest deductions in excess of 30% of Adjusted Taxable Income are not applicable. Additionally, the Company is no longer able to deduct performance-based compensation for its covered employees which exceeds the limitation under Internal Revenue Code Section 162(m). These impacts are included in the calculation of our annual estimated effective tax rate.

At March 31, 2018, we continue to analyze the accounting for the tax effects of enactment of the Act. As described below, we have made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax. In other cases, we have not been able to make a reasonable estimate and continue to account for those items based on our existing accounting under ASC 740, Income Taxes, and the provisions of the tax laws that were in effect immediately prior to enactment. The Company has not recorded an adjustment to its state and local current or deferred income tax provision as a result of the Act. Guidance from state tax authorities which do not fully conform with the U.S. Internal Revenue Code is not available to allow the Company to estimate the financial statement impact at this time.

Provisional amounts
The Company remeasured U.S. deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. However, the remeasurement of deferred taxes requires further analysis regarding the state tax impacts of the remeasurement, the impact of the Act on the taxation of executive compensation arrangements, changes to tax capitalization provisions and other aspects of the Act that may impact our tax balances. For the year ended December 31, 2017, the provisional adjustment related to the remeasurement of all U.S. deferred tax balances was $35 million. For the period ended March 31, 2018, the Company has made no update to this amount.

At December 31, 2017, we recorded a provisional amount for the one-time transition tax liability, resulting in an increase in income tax expense of $36 million. The Company will continue to evaluate the transition charge based on guidance issued. The transition tax is based in part on the amount of those earnings held in cash and other specified assets. This calculation may change when we finalize the calculation of post-1986 foreign E&P previously deferred from U.S. federal taxation and finalize the amounts held in cash or other specified assets. We have reduced our deferred tax asset for income tax credits by $10 million which is available to offset the one-time transition tax, resulting in an estimated cash tax liability of $26 million, which is to be remitted over the next eight years as follows:

	One-Time Transition Tax - Payments Due for Calendar Year Tax Returns
	2017	2018	2019	2020	2021	2022	2023	2024
Unremitted Earnings Payments	$2	$2	$2	$2	$2	$4	$5	$7

The Internal Revenue Service issued Notice 2018-26 on April 2, 2018. The Company has recalculated the transition tax liability per this notice resulting in an $8 million increase to the previously reported tax expense. This additional expense will be included as a component of Income tax expense on the Consolidated Statements of Operations for the period ending June 30, 2018.

The Company earns a significant amount of its operating income outside of the U.S. The Company’s policy considers its U.S. investment in directly-owned foreign affiliates to be indefinitely reinvested. Under the Act, future unremitted foreign earnings will no longer be subject to tax when repatriated to its U.S. parent, but may be subject to withholding taxes of the payor affiliate country. Additionally, gains and losses on taxable dispositions of U.S.-owned foreign affiliates continue to be subject to U.S. tax.

Note 11 Earnings per Share

Basic net earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares assuming dilution. Dilutive common shares outstanding is computed using the Treasury Stock method and in periods of income, reflects the additional shares that would be outstanding if dilutive stock options were exercised for common shares during the period.

Earnings per share (in millions, except share data):

	Three Months Ended
	March 31, 2018	April 1, 2017
Basic:
Net income	$109	$8
Weighted-average shares outstanding	53,286,249	51,842,025
Basic earnings per share	$2.04	$0.16

Diluted:
Net income	$109	$8
Weighted-average shares outstanding	53,286,249	51,842,025
Dilutive shares	699,506	1,104,858
Diluted weighted-average shares outstanding	53,985,755	52,946,883
Diluted earnings per share	$2.01	$0.16

There were 584 outstanding options to purchase common shares that were anti-dilutive and excluded from the first quarter earnings per share calculation as of March 31, 2018 compared to 532,353 as of April 1, 2017. Anti-dilutive securities consist primarily of stock appreciation rights (“SARs”) with an exercise price greater than the average market closing price of the Class A common stock.

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

•
Foreign currency translation adjustments relate to the Company’s non-U.S. subsidiary companies that have designated a functional currency other than the U.S. dollar. The Company is required to translate the subsidiary functional currency financial statements to dollars using a combination of historical, period-end, and average foreign exchange rates. This combination of rates creates the foreign currency translation adjustment component of accumulated other comprehensive loss.

The components of Accumulated other comprehensive loss (“AOCI”) for the three-months ended March 31, 2018 and April 1, 2017 are as follows (in millions):

	Unrealized (loss) gain on sales hedging	Unrealized (loss)/ gain on forward interest rate swaps	Currency translation adjustments	Total
Balance at December 31, 2016	$6	$(15)	$(36)	$(45)
Other comprehensive (loss) income before reclassifications	(6)	2	—	(4)
Amounts reclassified from AOCI(1)	(1)	1	—	—
Tax benefit (expense)	1	(1)	—	—
Other comprehensive (loss) income	(6)	2	—	(4)
Balance at April 1, 2017	$—	$(13)	$(36)	$(49)

Balance at December 31, 2017	$(9)	$(9)	$(34)	$(52)
Other comprehensive (loss) income before reclassifications	(6)	5	2	1
Amounts reclassified from AOCI(1)	5	1	—	6
Tax (expense)	—	(1)	—	(1)
Other comprehensive (loss) income	(1)	5	2	6
Balance at March 31, 2018	$(10)	$(4)	$(32)	$(46)
(1) See Note 7, Derivative Instruments regarding timing of reclassifications on forward interest rate swaps.

Note 13 Segment Information

The Company’s operations consist of two reportable segments: Asset Intelligence & Tracking (“AIT”) and Enterprise Visibility & Mobility (“EVM”). The reportable segments have been identified based on the financial data utilized by the Company’s Chief Executive Officer (the chief operating decision maker or “CODM”) to assess segment performance and allocate resources among the Company’s segments. The CODM reviews adjusted operating income to assess segment profitability. Adjusted operating income excludes purchase accounting adjustments, amortization, acquisition, integration and exit and restructuring costs. Segment assets are not reviewed by the Company’s CODM and therefore are not disclosed below.

Financial information by segment is presented as follows (in millions):

	Three Months Ended
	March 31, 2018	April 1, 2017
Net sales:
AIT	$352	$322
EVM	625	544
Total segment net sales	977	866
Corporate, eliminations (1)	—	(1)
Total net sales	$977	$865
Operating income:
AIT(3)	$92	$74
EVM(3)	80	48
Total segment operating income	172	122
Corporate, eliminations (2)	(28)	(82)
Total operating income	$144	$40

(1)	Amounts included in Corporate, eliminations consist of purchase accounting adjustments related to the Acquisition.

(2)	Amounts included in Corporate, eliminations consist of purchase accounting adjustments, amortization expense, acquisition and integration expenses, and exit and restructuring costs.

(3)
Effective January 1, 2018, the Company changed it’s methodology for allocating certain operating expenses across its two reportable segments to more accurately reflect where these operating costs are being incurred. The reallocations relate primarily to information technology, marketing and human resources expenses. Prior year segment operating results have been recast for comparability with the current year presentation. For the quarter ended April 1, 2017, $7 million of operating expenses were reclassified from AIT to EVM. For the full year ended December 31, 2017, $14 million of operating expenses were reclassified from AIT to EVM. There was no impact to Consolidated results as a result of these reclassifications.

Information regarding the Company’s operations by geographic area is contained in the following table. These amounts are reported in the geographic area of the destination of the final sale. We manage our business based on regions rather than by individual countries.

Net sales to customers by geographic region were as follows (in millions):

	Three Months Ended
	March 31, 2018	April 1, 2017
Europe, Middle East and Africa	$349	$287
Latin America	56	53
Asia-Pacific	115	108
Total International	520	448
North America	457	417
Total net sales	$977	$865

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

Geographic Information. For the three months ended March 31, 2018, the Company recorded $977 million of net sales in its Consolidated Statements of Operations, of which approximately 46.8% were attributable to North America; approximately

35.7% were attributable to Europe, Middle East, and Africa (“EMEA”); and other foreign locations accounted for the remaining 17.5%.

Impact of U.S. Tax Reform
Tax Cuts and Jobs Act (“TCJA” or “the Act”) was enacted on December 22, 2017. The Act reduces the U.S. federal corporate tax rate from 35% to 21%, and requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred. The Company has reviewed the impact of provisions of the Act which took effect on January 1, 2018. Based on current operations, we estimate that the Company is subject to the Global Intangible Low-Taxed Income and the Deduction for Foreign-Derived Intangible Income provisions of the Act. We estimate that the new limitations which defer U.S. interest deductions in excess of 30% of Adjusted Taxable Income are not applicable. Additionally, the Company is no longer able to deduct performance-based compensation for its covered employees which exceeds the limitation under Internal Revenue Code Section 162(m). These impacts are included in the calculation of our annual estimated effective tax rate.

The Company expects that the greatest factor impacting its future effective tax rate is the federal reduction in the tax rate from 35% to 21%. Primarily due to uncertainties in the interpretation of the one-time transition tax rules and the determination of cash or other specified assets tax expense paid could differ materially from the amount disclosed in the financial statements. As permitted, the Company will update the estimates disclosed herein on a quarterly basis throughout 2018.

At March 31, 2018, the Company continues to analyze the accounting for the tax effects of enactment of the Act. As described below, we have made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax. In other cases, we have not been able to make a reasonable estimate and continue to account for those items based on our existing accounting under ASC 740, Income Taxes, and the provisions of the tax laws that were in effect immediately prior to enactment. The Company has not recorded an adjustment to its state and local current or deferred income tax provision as a result of the Act. Guidance from state tax authorities which do not fully conform with the U.S. Internal Revenue Code is not available to allow the Company to estimate the financial statement impact at this time.

For the items for which we were able to determine a reasonable estimate, we recognized a provisional amount of $71 million, which was included as a component of income tax expense for the year end December 31, 2017. $35 million was attributable to remeasurement of deferred balances and the remaining $36 million was for the one-time transition tax. We continue to evaluate the transition charge based on guidance issued. The transition tax is based in part on the amount of those earnings held in cash and other specified assets. This calculation may change when we finalize the calculation of post-1986 foreign E&P previously deferred from U.S. federal taxation and finalize the amounts held in cash or other specified assets. We have reduced our deferred tax asset for income tax credits by $10 million which is available to offset the one-time transition tax, resulting in an estimated cash tax liability of $26 million which is to be remitted over the next eight years as follows:

	One-Time Transition Tax - Payments Due for Calendar Year Tax Returns
	2017	2018	2019	2020	2021	2022	2023	2024
Unremitted Earnings Payments	$2	$2	$2	$2	$2	$4	$5	$7

The Internal Revenue Service issued Notice 2018-26 on April 2, 2018. The Company has recalculated the transition tax liability per this notice resulting in an $8 million increase to the previously reported tax expense. This additional expense is not included in the current quarter’s results, however, will be included as a component of Income tax expense on the Consolidated Statements of Operations for the period ending June 30, 2018.

See Note 10, Income Taxes of the Notes to Consolidated Financial Statements for further information.

Results of Operations

Consolidated Results of Operations

The following tables present key statistics for the Company’s operations for the three months ended March 31, 2018 and April 1, 2017, respectively (in millions, except percentages):

	Three Months Ended
	March 31, 2018	April 1, 2017	$ Change	% Change
Net sales	$977	$865	$112	12.9%
Gross profit	465	401	64	16.0%
Operating expenses	321	361	(40)	(11.1)%
Operating income	$144	$40	$104	260.0%
Gross margin	47.6%	46.4%

Net sales to customers by geographic region were as follows (in millions, except percentages):

	Three Months Ended
	March 31, 2018	April 1, 2017	$ Change	% Change
Europe, Middle East and Africa	$349	$287	$62	21.6%
Latin America	56	53	3	5.7%
Asia-Pacific	115	108	7	6.5%
Total International	520	448	72	16.1%
North America	457	417	40	9.6%
Total net sales	$977	$865	$112	12.9%

Operating expenses are summarized below (in millions, except percentages):

	Three Months Ended
	March 31, 2018	April 1, 2017	$ Change	% Change
Selling and marketing	$120	$109	$11	10.1%
Research and development	101	96	5	5.2%
General and administrative	71	75	(4)	(5.3)%
Amortization of intangible assets	23	50	(27)	(54.0)%
Acquisition and integration costs	2	27	(25)	(92.6)%
Exit and restructuring costs	4	4	—	—%
Total operating expenses	$321	$361	$(40)	(11.1)%

Consolidated Organic Net sales growth:

Three Months Ended
March 31, 2018
Reported GAAP Consolidated Net sales growth	12.9%
Adjustments:
Impact of foreign currency translation (1)	(3.1)%
Consolidated Organic Net sales growth	9.8%

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

First quarter 2018 compared to first quarter 2017
Net sales increased by $112 million or 12.9% compared with the prior year quarter, reflecting growth in all four geographic regions. The increase in net sales was due primarily to increased hardware sales, most notably in EMEA and North America. The increase in hardware sales is largely attributable to higher sales of mobile computing and barcode printing products. Sales growth was also favorably impacted by currency changes, primarily in the EMEA region. Consolidated Organic Net Sales growth was 9.8% for the Company.

Gross margin was 47.6% compared to the prior year quarter of 46.4%. Gross margin improved in both EVM and AIT segments primarily due to the favorable impact of currency changes, primarily in the EMEA region, and favorable business mix.

Operating expenses for the quarter ended March 31, 2018 and April 1, 2017, were $321 million and $361 million, or 32.9% and 41.7% of net sales, respectively. The reduction in operating expenses was primarily due to lower amortization expense driven by certain intangible assets becoming fully amortized in the third quarter of fiscal 2017. The Company had lower acquisition and integration charges in the current quarter as compared to the prior year quarter as a result of the substantial completion of the integration activities associated with the October 2014 acquisition of the Enterprise business (the “Acquisition”). Selling and marketing costs increased from the prior year period due to higher employee compensation costs, including the impact of higher incentive based compensation associated with financial performance. Research and development costs were higher than the prior year period, also reflecting increased compensation expense. General and administrative expenses were lower compared to the prior year period, reflecting the recovery of previously incurred legal expenses, offset partially by higher compensation related costs.

Operating income increased $104 million compared to the prior year quarter. The increase was due to higher sales and gross profit and lower operating expenses.

Interest expense was $11 million for the quarter ended March 31, 2018, as compared to $41 million in the prior year quarter. The decrease over the prior year was driven by a $12 million gain from interest rate swaps, lower outstanding debt and lower interest rates.

In the quarter ending March 31, 2018, the Company recognized tax expense of $24 million compared to a tax benefit of $10 million for the prior year quarter. The Company’s effective tax rates for the three-month periods ended March 31, 2018 and April 1, 2017 were 18.0% and 500.0%, respectively. The variance from the federal statutory rate of 21% for the three-months ended March 31, 2018 is attributable to increases from the impacts of foreign earnings taxed in the United States and limitations on executive compensation under the provisions of U.S. Tax Reform, taxation of earnings from the Enterprise Acquisition, foreign earnings taxed at higher rates, and decreases from U.S. tax credits, deductions for affiliate expenses, excess stock compensation benefits, and unbenefited foreign earnings. The prior year variance from the statutory rate is attributable to unbenefited foreign losses, benefits of foreign rates, and credits against U.S. income tax offset by the impacts of the Enterprise acquisition and state income taxes. The discrete provision for income taxes recorded in the prior year quarter results from benefits related to an intercompany sale of intellectual property, benefits from a rate decrease in Singapore, and windfall benefits related to stock compensation.

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

Asset Intelligence & Tracking Segment (“AIT”)
(in millions, except percentages)

	Three Months Ended
	March 31, 2018	April 1, 2017	$ Change	% Change
Net sales	$352	$322	$30	9.3%
Gross profit	183	162	21	13.0%
Operating expenses	91	88	3	3.4%
Operating income	$92	$74	$18	24.3%
Gross margin	52.0%	50.3%

AIT Organic Net sales growth:

Three Months Ended
March 31, 2018
AIT Reported GAAP Net sales growth	9.3%
Adjustments:
Impact of foreign currency translations (1)	(2.9)%
AIT Organic Net sales growth	6.4%

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

First quarter 2018 compared to first quarter 2017

Net sales for the quarter ended March 31, 2018 for AIT increased $30 million or 9.3% compared to the prior year quarter. The increase in net sales was due primarily to higher sales of barcode printing products. Barcode printer growth was broad based across all major product lines and primarily attributable to the North America, EMEA, and Asia-Pacific regions. Sales growth was also favorably impacted by currency changes, primarily in the EMEA region. AIT Organic Net Sales growth for the quarter ended March 31, 2018 was 6.4%.

Gross margin was 52.0% for the quarter ended March 31, 2018 compared to 50.3% for the prior year quarter. The increase in gross margin was primarily due to the favorable impact of currency changes, primarily in the EMEA region, and favorable product mix.

Operating income for the quarter ended March 31, 2018, increased 24.3% primarily due to higher sales and the increase in gross margin.

Enterprise Visibility & Mobility Segment (“EVM”)
(in millions, except percentages)

	Three Months Ended
	March 31, 2018	April 1, 2017	$ Change	% Change
Net sales	$625	$544	$81	14.9%
Gross profit	282	240	42	17.5%
Operating expenses	202	192	10	5.2%
Operating income	$80	$48	$32	66.7%
Gross margin	45.1%	44.1%

EVM Organic Net sales growth:

Three Months Ended
March 31, 2018
EVM Reported GAAP Net sales growth	14.9%
Adjustments:
Impact of foreign currency translation (1)	(3.2)%
EVM Organic Net sales growth	11.7%

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

First quarter 2018 compared to first quarter 2017

Net sales for the quarter ending March 31, 2018 for EVM increased $81 million or 14.9% compared to prior year quarter. The increase in net sales was attributable to particularly strong sales of mobile computing products, in EMEA, North America, and LATAM regions. Sales growth was also favorably impacted by currency changes, primarily in the EMEA region. EVM Organic Net Sales growth for the quarter ended March 31, 2018 was 11.7%.

Gross margin for the quarter ended March 31, 2018 was 45.1% compared to 44.1% in the prior year period quarter. The increase in gross margin was due primarily to changes in the favorable impact of currency changes, primarily in the EMEA region, and favorable business mix.

Operating income for the quarter ended March 31, 2018, increased 66.7% due to higher sales and improved gross margin, offset partially by higher operating expenses.

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

	Three Months Ended
Cash flows provided by (used in) from:	March 31, 2018	April 1, 2017	$ Change	% Change
Operating activities	$116	$117	$(1)	(0.9)%
Investing activities	(20)	(13)	(7)	53.8%
Financing activities	(92)	(78)	(14)	17.9%
Effect of exchange rates on cash	(2)	(2)	—	—%
Net increase in cash and cash equivalents	$2	$24	$(22)	(91.7)%
The change in the Company’s cash and cash equivalents balance as of March 31, 2018 is reflective of the following:

•
Cash flow provided by operating activities was relatively flat compared to the prior year quarter. This included net income of $109 million in the current quarter compared to $8 million in the prior year quarter. This was partially offset by a $32 million reduction in non-cash drivers, primarily due to a decrease in depreciation and amortization of $26 million. The Company had an outflow of working capital of $70 million, driven by lower accounts receivable inflows due to the timing of sales and the associated collections as compared to the prior year quarter and larger accrued liabilities outflows due to a higher incentive payout in the first quarter 2018 compared the same quarter last year. This was partially offset by favorable inventory and accounts payable changes in the current year quarter as compared to the prior year quarter.

•	The increase in net cash used in investing activities was driven by higher capital expenditures.

•	The increase in net cash used in financing activities was driven by higher repayments of long-term debt of $15 million as compared to the prior year quarter.

The following table summarizes the carrying value of the Company’s long-term debt (in millions):

	March 31, 2018	December 31, 2017
Term Loan B	$1,125	$1,160
Term Loan A	670	679
Receivables Financing Facility	86	135
Revolving Credit Facility	273	275
Total debt	2,154	2,249
Less: Debt issuance costs	(7)	(7)
Less: Unamortized discounts	(14)	(15)
Less: Current portion of long-term debt	(43)	(51)
Total long-term debt	$2,090	$2,176

At March 31, 2018, the future maturities of debt, excluding debt discounts and issuance costs, are as follows (in millions):

2018	$30
2019	137
2020	56
2021	1,931
2022	—
Thereafter	—
Total future maturities of long-term debt	$2,154

The estimated fair value of the Company’s long-term debt approximated $2.2 billion at March 31, 2018 and December 31, 2017. These fair value amounts represent the estimated value at which the Company’s lenders could trade its debt within the financial markets and does not represent the settlement value of these long-term debt liabilities to the Company. The fair value of the long-term debt will continue to vary each period based on fluctuations in market interest rates, as well as changes to the Company’s credit ratings. This methodology resulted in a Level 2 classification in the fair value hierarchy.

Credit Facilities
On July 26, 2017, the Company entered into the A&R Credit Agreement, which amended, modified, and added provisions to the Company’s previous credit agreement. The A&R Credit Agreement provides for Term Loan A of $688 million, Term Loan B of $2.2 billion and a Revolving Credit Facility of $500 million.

As of March 31, 2018, the Term Loan A interest rate was 3.51%, and the Term Loan B interest rate was 3.75%. Borrowings under Term Loan A and B bear interest at a variable rate. Term Loan B borrowings are subject to a floor of 2.75%. Interest payments are payable monthly or quarterly on Term Loan A and the Revolving Credit Facility and quarterly on Term Loan B. The Company has entered into interest rate swaps to manage interest rate risk on Term Loan B. See Note 7, Derivative Instruments.

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

The Revolving Credit Facility is available for working capital and other general corporate purposes including letters of credit. As of March 31, 2018, the Company had issued letters of credit totaling $5 million. The Revolving Credit Facility will mature and the related commitments will terminate on July 27, 2021.

Borrowings under the Revolving Credit Facility bear interest at a variable rate plus an applicable margin. As of March 31, 2018, the Revolving Credit Facility had an average interest rate of 3.61%. As of March 31, 2018, the Company had borrowings of $273 million against the Revolving Credit Facility. There was $275 million of borrowings against the Revolving Credit Facility in the prior year comparable period.

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

At March 31, 2018, the Company’s Consolidated Balance Sheets included $351 million of receivables that were pledged and $86 million of associated liabilities. The receivables financing facility will mature on November 29, 2019.

Borrowings under the receivables financing facility bear interest at a variable rate plus an applicable margin. As of March 31, 2018, the receivables financing facility had an average interest rate of 2.72% and requires monthly interest payments.

Both the Revolving Credit Facility and receivables financing facility include terms and conditions that limit the incurrence of additional borrowings and require that certain financial ratios be maintained at designated levels.

Certain domestic subsidiaries of the Company (the “Guarantor Subsidiaries”) guarantee the Term Loan A, Term Loan B, and the Revolving Credit Facility on a senior basis. For the period ended March 31, 2018, the non-Guarantor Subsidiaries would have (a) accounted for 48.3% of our total revenue and (b) held 84.5% or $3.6 billion of our total assets and approximately 81.7% or $2.7 billion of our total liabilities including trade payables but excluding intercompany liabilities.

On March 31, 2018, the Company was in compliance with all covenants.

As of March 31, 2018, the Company’s cash position of $64 million included foreign cash and investments of $45 million.

Management believes that existing capital resources and funds generated from operations are sufficient to finance anticipated capital requirements.

Significant Customers

The net sales to significant customers as a percentage of total net sales were as follows:

	Three Months Ended
	March 31, 2018			April 1, 2017
	AIT	EVM	Total	AIT	EVM	Total
Customer A	6.5%	14.4%	20.9%	6.6%	13.3%	19.9%
Customer B	5.8%	9.7%	15.5%	5.2%	8.2%	13.4%
Customer C	6.3%	7.0%	13.3%	6.6%	6.3%	12.9%

At March 31, 2018, the Company has three customers that each accounted for more than 10% of outstanding accounts receivable. The largest customers accounted for 29.9%, 28.7%, and 20.0% of outstanding accounts receivable. No other customer accounted for 10% or more of total net sales during these periods. The customers disclosed above are distributors (i.e. not end users) of the Company’s products.

Safe Harbor

Forward-looking statements contained in this filing are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995 and are highly dependent upon a variety of important factors, which could cause actual results to differ materially from those expressed or implied in such forward-looking statements. When used in this document and documents referenced, the words “anticipate,” “believe,” “intend,” “estimate,” “will,” and “expect” and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements but are not the exclusive means of identifying these statements. The forward-looking statements include, but are not limited to, the Company’s financial outlook for the full year of 2018. These forward-looking statements are based on current expectations, forecasts and assumptions and are subject to the risks and uncertainties inherent in the Company’s industry, market conditions, general domestic and international economic conditions, and other factors. These factors include:

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

These supplemental non-GAAP financial measures, Consolidated Organic Net Sales Growth, AIT Organic Net sales growth, and EVM Organic Net sales growth, are presented because our management has evaluated our financial results both including and excluding the adjusted items or the effects of foreign currency translation, as applicable, and believe that the supplemental non-GAAP financial measures presented provide additional perspective and insights when analyzing the core operating performance of our business from period to period and trends in our historical operating results. These supplemental non-GAAP financial measures should not be considered superior to, as a substitute for or as an alternative to, and should be considered in conjunction with, the GAAP financial measures presented.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in the Company’s market risk during the quarter ended March 31, 2018. For additional information on market risk, refer to the “Quantitative and Qualitative Disclosures About Market Risk” section of the Form 10-K for the year ended December 31, 2017.

In the normal course of business, portions of the Company’s operations are subject to fluctuations in currency values. The Company manages these risks using derivative financial instruments. See Note 7, Derivative Instruments to the Note to Consolidated Financial Statements included in this report for further discussion of derivative instruments.

Item 4.	Controls and Procedures

Management’s Report on Disclosure Controls

Our management is responsible for establishing and maintaining adequate disclosure controls as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management assessed the effectiveness of our disclosure controls as of March 31, 2018. Based on this assessment and those criteria, our management believes that, as of March 31, 2018, our disclosure controls are effective.

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

In addition to the other information included in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2017, and the factors identified under “Safe Harbor” at the end of Item 2 of Part I of the Quarterly Report on Form 10-Q, which could materially affect our business, financial condition, cash flows, or results of operations. The risks described in the Annual Report are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently considers immaterial also may materially adversely affect its business, financial condition, and/or operating results. There have been no material changes to the risk factors included in our Annual Report for the year ended December 31, 2017, other than as described below.

The impact of potential changes in customs duties and trade policies in the United States and the potential corresponding actions by other countries in which the Company does business could adversely affect our financial performance. The U.S. government has made proposals that are intended to address trade imbalances, which include encouraging increased production in the United States. Such proposals include the U.S. President’s orders in the first quarter 2018 to have U.S. government officials compile a list of products and intended increases in customs duties on imports from China. These proposals could result in increased customs duties and the renegotiation of some U.S. trade agreements. Related to such actions, certain foreign governments could institute tariffs on certain U.S. goods, such as the retaliatory tariffs proposed by China in response to the U.S. President’s proposal to increase tariffs on products imported from China. The Company imports a significant percentage of our products into the United States and China, and an increase in customs duties with respect to these imports could negatively impact the Company’s financial performance. If such customs duties are implemented, it also may cause the U.S.’ trading partners, other than China, to take actions with respect to U.S. imports or U.S. investment activities in their respective countries. Any potential changes in trade policies in the United States and the potential corresponding actions by other countries in which the Company does business could adversely affect the Company’s financial performance. Given the level of uncertainty over which provisions will be enacted, the Company cannot predict with certainty the impact of the proposals.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Treasury Shares

We did not purchase shares of Zebra Class A common stock during the period ending March 31, 2018 as part of the purchase plan program.

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

101
The following financial information from Zebra Technologies Corporation Quarterly Report on Form 10-Q, for the quarter ended March 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the consolidated balance sheets; (ii) the consolidated statements of operations; (iii) the consolidated statements of comprehensive (loss) income; (iv) the consolidated statements of cash flows; and (v) notes to consolidated financial statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZEBRA TECHNOLOGIES CORPORATION

Date: May 8, 2018	By:	/s/ Anders Gustafsson
Anders Gustafsson
Chief Executive Officer

Date: May 8, 2018	By:	/s/ Olivier Leonetti
Olivier Leonetti
Chief Financial Officer