Form 10-Q
period 2018-06-30
ZEBRA TECHNOLOGIES CORP
filed 2018-08-07
CIK 877212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2018, there were 53,692,395 shares of Class A Common Stock, $.01 par value, outstanding.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
QUARTER ENDED JUNE 30, 2018

PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements
ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	June 30, 2018	December 31, 2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$46	$62
Accounts receivable, net of allowances for doubtful accounts of $2 million and $3 million as of June 30, 2018 and December 31, 2017, respectively	502	479
Inventories, net	465	458
Income tax receivable	44	40
Prepaid expenses and other current assets	52	24
Total Current assets	1,109	1,063
Property, plant and equipment, net	254	264
Goodwill	2,462	2,465
Other intangibles, net	252	299
Long-term deferred income taxes	104	119
Other long-term assets	94	65
Total Assets	$4,275	$4,275
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$85	$51
Accounts payable	442	424
Accrued liabilities	238	296
Deferred revenue	198	186
Income taxes payable	51	43
Total Current liabilities	1,014	1,000
Long-term debt	1,914	2,176
Long-term deferred revenue	150	148
Other long-term liabilities	124	117
Total Liabilities	3,202	3,441
Stockholders’ Equity:
Preferred stock, $.01 par value; authorized 10,000,000 shares; none issued	—	—
Class A common stock, $.01 par value; authorized 150,000,000 shares; issued 72,151,857 shares	1	1
Additional paid-in capital	273	257
Treasury stock at cost, 18,459,879 and 18,915,762 shares at June 30, 2018 and December 31, 2017, respectively	(617)	(620)
Retained earnings	1,446	1,248
Accumulated other comprehensive loss	(30)	(52)
Total Stockholders’ Equity	1,073	834
Total Liabilities and Stockholders’ Equity	$4,275	$4,275
See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net sales:
Net sales of tangible products	$889	$779	$1,728	$1,514
Revenue from services and software	123	117	261	247
Total Net sales	1,012	896	1,989	1,761
Cost of sales:
Cost of sales of tangible products	450	408	873	787
Cost of services and software	90	77	179	162
Total Cost of sales	540	485	1,052	949
Gross profit	472	411	937	812
Operating expenses:
Selling and marketing	121	114	241	223
Research and development	109	99	210	195
General and administrative	93	68	164	143
Amortization of intangible assets	23	52	46	102
Acquisition and integration costs	—	19	2	46
Exit and restructuring costs	1	1	5	5
Total Operating expenses	347	353	668	714
Operating income	125	58	269	98
Other (expenses) income:
Foreign exchange (loss) gain	(4)	2	(4)	1
Interest expense, net	(23)	(40)	(34)	(81)
Other, net	2	(1)	2	(1)
Total Other expenses, net	(25)	(39)	(36)	(81)
Income before income tax expense	100	19	233	17
Income tax expense (benefit)	30	2	54	(8)
Net income	$70	$17	$179	$25
Basic earnings per share	$1.31	$0.33	$3.35	$0.49
Diluted earnings per share	$1.29	$0.32	$3.30	$0.48
Basic weighted average shares outstanding	53,537,876	51,996,353	53,414,267	51,928,911
Diluted weighted average and equivalent shares outstanding	54,255,707	53,128,657	54,134,110	53,037,956
See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net income	$70	$17	$179	$25
Other comprehensive income (loss), net of tax:
Unrealized gain(loss) on anticipated sales hedging transactions	23	(8)	22	(14)
Unrealized gain on forward interest rate swaps hedging transactions	2	—	7	2
Foreign currency translation adjustment	(9)	—	(7)	—
Comprehensive income	$86	$9	$201	$13
See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	June 30, 2018	July 1, 2017
Cash flows from operating activities:
Net income	$179	$25
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	86	141
Amortization of debt issuance costs and discounts	9	10
Share-based compensation	24	15
Deferred income taxes	3	(10)
Unrealized gain on forward interest rate swaps	(18)	(1)
Other, net	2	2
Changes in operating assets and liabilities:
Accounts receivable, net	(26)	104
Inventories, net	(11)	(68)
Other assets	(9)	15
Accounts payable	21	13
Accrued liabilities	(48)	(21)
Deferred revenue	22	20
Income taxes	24	(35)
Other operating activities	8	(7)
Net cash provided by operating activities	266	203
Cash flows from investing activities:
Purchases of property, plant and equipment	(33)	(22)
Proceeds from sale of long-term investments	2	—
Purchases of long-term investments	(2)	—
Net cash used in investing activities	(33)	(22)
Cash flows from financing activities:
Payment of debt issuance costs and discounts	(2)	—
Payments of long-term debt	(1,114)	(240)
Proceeds from issuance of long-term debt	879	—
Payments of debt extinguishment costs	(1)	—
Proceeds from exercise of stock options and stock purchase plan purchases	6	7
Taxes paid related to net share settlement of equity awards	(10)	(5)
Net cash used in financing activities	(242)	(238)
Effect of exchange rate changes on cash	(7)	(4)
Net decrease in cash and cash equivalents	(16)	(61)
Cash and cash equivalents at beginning of period	62	156
Cash and cash equivalents at end of period	$46	$95
Supplemental disclosures of cash flow information:
Income taxes paid	$21	$43
Interest paid	$52	$70
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

The Company reclassified $41 million of costs from Accrued liabilities to Accounts payable on the Consolidated Balance Sheets for the period ended December 31, 2017 to conform to the current period presentation. A similar reclassification was made to the Consolidated Statements of Cash Flows resulting in a change to Accounts payable and Accrued liabilities within Net cash provided by operating activities for the period ended June 30, 2017.

In the opinion of the Company, these interim financial statements include all adjustments (of a normal, recurring nature) necessary to present fairly its Consolidated Balance Sheets as of June 30, 2018, the Consolidated Statements of Operations and Comprehensive Income for the three and six-months ended June 30, 2018 and July 1, 2017, and the Consolidated Statements of Cash Flows for the six-months ended June 30, 2018 and July 1, 2017. These results, however, are not necessarily indicative of the results expected for the full year ending December 31, 2018.

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

Recently Adopted Accounting Pronouncements

On January 1, 2018, we adopted Accounting Standards Codification 606, Revenue from Contracts with Customers (“ASC 606”) applying the modified retrospective method to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC 605, Revenue Recognition (“ASC 605”). The adoption of ASC 606 did not have a material effect on the Company’s consolidated financial statements or results of operations.

The cumulative effect of the changes made to our consolidated January 1, 2018 balance sheet related to the adoption of ASC

606 were as follows (in millions):

	As Reported December 31, 2017	Adjustment	As Adjusted January 1, 2018
Assets:
Inventories, net (1)	$458	$(3)	$455
Prepaid expenses and other current assets (2)	24	7	31
Long-term deferred income taxes (3)	119	(5)	114
Other long-term assets (4)	65	12	77

Liabilities:
Deferred revenue (5)	186	(2)	184
Long-term deferred revenue (6)	148	(6)	142

Stockholders’ Equity:
Retained earnings	1,248	19	1,267

(1)	Reflects an adjustment of $(3) million related to changes in revenue recognition patterns.

(2)	Reflects an adjustment of $7 million related to changes in revenue recognition patterns.

(3)	Reflects the income tax effect of $(5) million related to the adjustments made for the adoption of ASC 606.

(4)	Reflects an adjustment of $12 million related to the capitalization of costs to obtain contracts (primarily comprised of sales commissions associated with longer term support service contracts).

(5)	Reflects an adjustment of $(3) million related to reallocation of revenue between performance obligations and $1 million related to changes in the timing of revenue recognition.

(6)	Reflects an adjustment of $(6) million related to reallocation of revenue between performance obligations.

Under the modified retrospective method of adoption, we are required to disclose the impact to the Consolidated Financial Statements had we continued to follow our accounting policies under the previous revenue recognition guidance. Had the Company applied the previous revenue recognition guidance, revenue would have been $3 million lower for the quarter ended June 30, 2018 and $2 million lower for the six-month period ended June 30, 2018.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The new standard requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. It replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. There are two transition methods available under the new standard dependent upon the type of financial instrument, either cumulative effect or prospective. The standard will be effective for the Company in the first quarter of 2020. Earlier adoption is permitted only for annual periods after December 15, 2018. Management has assessed the impact of adoption of the new standard and determined there are no material impacts to the Company's consolidated financial statements or disclosures resulting from the adoption of this ASU.

In February 2016, the FASB issued ASU 2016-02, “Leases (Subtopic 842).” This ASU increases the transparency and comparability of organizations by recognizing lease assets and liabilities on the Consolidated Balance Sheets and disclosing key quantitative and qualitative information about leasing arrangements. The principal difference from previous guidance is that the lease assets and lease liabilities arising from operating leases were not previously recognized in the Consolidated Balance Sheets. The recognition, measurement and cash flows arising from a lease by a lessee have not significantly changed. This standard will be effective for the Company in the first quarter of 2019, with early adoption permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach, which includes a number of optional practical expedients that entities may elect to apply.  While Management is currently assessing the impact of adoption on its consolidated financial statements, we have identified and collected data on our significant leases, made progress in assessing practical expedients and policy elections we will make upon adoption, as well as, selected an accounting system to support future accounting and disclosure requirements.  At this time, we do not have an estimate of the expected increase in assets and liabilities on the Company’s consolidated balance sheet upon adoption of this ASU in the first quarter of 2019.

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

The Company’s remaining obligations that are greater than one year in duration relate primarily to repair and support services. The aggregated transaction price allocated to remaining performance obligations related to these types of service arrangements is $430 million as of June 30, 2018. We expect to recognize these performance obligations over the approximate three-year average contract term.

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

Revenue recognized in the reporting period from performance obligations satisfied in previous periods was not material for the three and six-month periods ended June 30, 2018.

Disaggregation of Revenue
The following table presents our revenues disaggregated by product category for each of our segments, Asset Intelligence & Tracking (“AIT”) and Enterprise Visibility & Mobility (“EVM”), for the three and six-months ended June 30, 2018 (in millions):

	Three Months Ended			Six Months Ended
	June 30, 2018			June 30, 2018
	Product Category			Product Category
Segment	Tangible Products	Services and Software	Total	Tangible Products	Services and Software	Total
AIT	$322	$29	$351	$635	$68	$703
EVM	567	94	661	1,093	193	1,286
Total	$889	$123	$1,012	$1,728	$261	$1,989

In addition, refer to Note 14, Segment Information for Net sales to customers by geographic region.

We recognize revenue arising from performance obligations outlined in contracts with our customers that are satisfied at a point in time and over time. Substantially all of our revenue for tangible products is recognized at a point in time, whereby revenue for services and software is predominantly recognized over time.

Contract Balances
Progress on satisfying performance obligations under contracts with customers and the related billings and cash collections are recorded on the Consolidated Balance Sheets in Accounts receivable, net and Prepaid expenses and other current assets. The opening and closing contract assets balances were $7 million and $5 million, as of January 1, 2018 and June 30, 2018, respectively, and were recorded within Prepaid expenses and other current assets on the Consolidated Balance Sheets. These contract assets result from timing differences between the billing schedule and the products and services delivery schedules, as well as, the impact from the allocation of the transaction price among performance obligations for contracts that include multiple performance obligations. Our policy is to test these contract asset balances for impairment in accordance with ASC 310 Receivables. No impairment losses have been recorded for the three and six-month periods ended June 30, 2018.

Deferred revenue on the Consolidated Balance Sheets, consist of payments and billings in advance of our performance. The combined short-term and long-term Deferred revenue balances were $348 million and $334 million at June 30, 2018 and December 31, 2017, respectively. During the three-month and six-month period ended June 30, 2018, the Company recognized $55 million and $120 million in revenue respectively, which was previously included in the beginning balance of deferred revenue.

Our payment terms vary by the type and location of our customer and the products or services offered. The time between invoicing and when payment is due is not significant. In instances where the timing of revenue recognition differs from the timing of invoicing, we have determined that our contracts do not include a significant financing component.

Costs to obtain a contract
Our incremental direct costs of obtaining a contract, which consist of sales commissions and incremental fringe benefits, are deferred and amortized over the weighted-average contract term, consistent with the guidance in ASC 340 Other Assets and Deferred Costs. The incremental costs to obtain a contract, which were previously expensed as incurred under ASC 605, and the determination of the amortization period are derived at a portfolio level and the amortization is recognized on a straight-line basis. The adoption of ASC 606 required the capitalization of these costs which resulted in an adjustment to increase retained earnings. The Company recorded $12 million to Other long-term assets on the Consolidated Balance Sheets as of January 1, 2018. The Company recognized amortization expense related to commissions during the three-month and six-month period ended June 30, 2018 of $3 million and $5 million, respectively. The ending balance of the deferred commissions was $12 million as of June 30, 2018. The Company elected a practical expedient permitted by ASC 606, whereby the incremental costs of obtaining a contract are expensed as incurred if the amortization period of the assets would otherwise be one year or less.

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

The components of Inventories, net are as follows (in millions):

	June 30, 2018	December 31, 2017
Raw material	$131	$116
Work in process	2	1
Finished goods	332	341
Total	$465	$458

Note 5 Costs Associated with Exit and Restructuring Activities

In the first quarter of 2017, the Company’s executive leadership approved an initiative to continue the Company’s efforts to increase operational efficiency (the “Productivity Plan”). The Company expects the Productivity Plan to build upon the exit and restructuring initiatives specific to the acquisition of the Enterprise business (“Enterprise”) from Motorola Solutions, Inc. in October 2014, (the “Acquisition Plan”). The Company completed all initiatives under the Acquisition Plan as of December 31, 2017. Actions under the Productivity Plan include organizational design changes, process improvements and automation. Exit and restructuring costs are not included in the operating results of our segments as they are not deemed to impact the specific segment measures as reviewed by our Chief Operating Decision Maker and therefore are reported as a component of Corporate, eliminations. See Note 14, Segment Information.

Total exit and restructuring charges of $17 million life-to-date specific to the Productivity Plan have been recorded through June 30, 2018 and relate to severance and related benefits and other expenses. Exit and restructuring charges of $1 million and $5 million were recorded in the respective three and six-month periods ended June 30, 2018, respectively. Total remaining charges associated with this plan are expected to be less than $6 million with activities expected to be substantially complete by the end of fiscal 2018.
A roll forward of the exit and restructuring accruals is as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Balance at the beginning of the period	$7	$11	$8	$10
Charged to earnings, net	1	1	5	5
Cash paid	(4)	(5)	(9)	(8)
Balance at the end of the period	$4	$7	$4	$7

The $4 million accrual as of June 30, 2018 is reflected within the Consolidated Balance Sheet as $3 million within Accrued liabilities and $1 million within Other long-term liabilities. The long-term portion of the accrual relates to non-cancellable lease payments associated with exited facilities whose latest term expires May 2021.

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
Financial assets and liabilities carried at fair value as of June 30, 2018, are classified below (in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange contracts (1)	$1	$16	$—	$17
Forward interest rate swap contracts (2)	—	7	—	7
Money market investments related to the deferred compensation plan	17	—	—	17
Total Assets at fair value	$18	$23	$—	$41
Liabilities:
Liabilities related to the deferred compensation plan	17	—	—	17
Total Liabilities at fair value	$17	$—	$—	$17
Financial assets and liabilities carried at fair value as of December 31, 2017, are classified below (in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Money market investments related to the deferred compensation plan	$15	$—	$—	$15
Total Assets at fair value	$15	$—	$—	$15
Liabilities:
Forward interest rate swap contracts (2)	$—	$18	$—	$18
Foreign exchange contracts (1)	2	9	—	11
Liabilities related to the deferred compensation plan	15	—	—	15
Total Liabilities at fair value	$17	$27	$—	$44

(1)	The fair value of the derivative contracts is calculated as follows:

a.	Fair value of a put option contract associated with forecasted sales hedges is calculated using bid and ask rates for similar contracts.

b.	Fair value of regular forward contracts associated with forecasted sales hedges is calculated using the period-end exchange rate adjusted for current forward points.

c.
Fair value of hedges against net assets is calculated at the period-end exchange rate adjusted for current forward points unless the hedge has been traded but not settled at period end (Level 2). If this is the case, the fair value is calculated at the rate at which the hedge is being settled (Level 1). As a result, there were $1 million of transfers from Level 2 to Level 1 as of June 30, 2018 and $2 million as of December 31, 2017.

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
In accordance with ASC 815, the Company recognizes derivative instruments as either assets or liabilities on the Consolidated Balance Sheets and measures them at fair value. The following table presents the fair value of its derivative instruments (in millions):

	Asset (Liability) Derivatives
		Fair Values as of
	Balance Sheet Classification	June 30, 2018	December 31, 2017
Derivative instruments designated as hedges:
Foreign exchange contracts	Prepaid expenses and other current assets	$16	$—
Foreign exchange contracts	Accrued liabilities	—	(9)
Forward interest rate swaps	Accrued liabilities	(1)	(2)
Forward interest rate swaps	Other long-term liabilities	(1)	(8)
Total derivative instruments designated as hedges		$14	$(19)

Derivative instruments not designated as hedges:
Foreign exchange contracts	Prepaid expenses and other current assets	$1	$—
Forward interest rate swaps	Other long-term assets	12	—
Foreign exchange contracts	Accrued liabilities	—	(2)
Forward interest rate swaps	Accrued liabilities	(3)	(1)
Forward interest rate swaps	Other long-term liabilities	—	(7)
Total derivative instruments not designated as hedges		$10	$(10)
Total net derivative asset (liability)		$24	$(29)
The following table presents the gains (losses) from changes in fair values of derivatives that are not designated as hedges (in millions):

	Gain (Loss) Recognized in Income
		Three Months Ended		Six Months Ended
	Statements of Operations Classification	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Derivative instruments not designated as hedges:
Foreign exchange contracts	Foreign exchange gain (loss) gain	$1	$(11)	$1	$(16)
Forward interest rate swaps	Interest expense, net	5	—	18	1
Total gain (loss) recognized in income		$6	$(11)	$19	$(15)

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

The Company manages the exchange rate risk of anticipated euro denominated sales using put options, forward contracts, and participating forwards, all of which typically mature within twelve months of execution. The Company designates these derivative contracts as cash flow hedges. Unrealized gains and losses on these contracts are deferred in Accumulated other comprehensive income (loss) (“AOCI”) on the Company’s Consolidated Balance Sheets until the contract is settled and the hedged sale is realized. The realized gain or loss is then recorded as an adjustment to Net sales on the Consolidated Statements of Operations. Realized (losses) were $(1) million and $0 million for the quarter ending June 30, 2018, and July 1, 2017, respectively.  For the comparable six-month period ended June 30, 2018, and July 1, 2017, realized (losses) or gains were $(6) million and $1 million, respectively. As of June 30, 2018, and December 31, 2017, the notional amounts of the Company’s foreign exchange cash flow hedges were €402 million and €389 million, respectively. The Company has reviewed cash flow hedges for effectiveness and determined they are highly effective.

The Company uses forward contracts, which are not designated as hedging instruments, to manage its exposures related to its Brazilian real, British pound, Canadian dollar, Czech koruna, Euro, Australian dollar, Swedish krona, Japanese yen, and Singapore dollars, Mexican Peso and Chinese Yuan denominated net assets. These forward contracts typically mature within one-month after execution. Monetary gains and losses on these forward contracts are recorded in income each quarter and are generally offset by the transaction gains and losses related to their net asset positions. The notional values and the net fair value of these outstanding contracts are as follows (in millions):

	June 30, 2018		December 31, 2017
Notional balance of outstanding contracts:
British Pound/U.S. Dollar		£16		£13
Euro/U.S. Dollar		€71		€108
British Pound/Euro		£5		£5
Canadian Dollar/U.S. Dollar		$7		$12
Czech Koruna/U.S. Dollar	Kč	378	Kč	361
Brazilian Real/U.S. Dollar	R$	31	R$	34
Australian Dollar/U.S. Dollar	A$	50	A$	55
Swedish Krona/U.S. Dollar	kr	14	kr	13
Japanese Yen/U.S. Dollar		¥144		¥151
Singapore Dollar/U.S. Dollar	S$	6	S$	4
Mexican Peso/U.S. Dollar	Mex$	127	Mex$
Chinese Yuan/U.S. Dollar		¥44	¥
Net fair value of asset (liability) of outstanding contracts		$1		$(2)

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

The Company previously had a floating-to-fixed interest rate swap, which was designated as a cash flow hedge. This swap was terminated and the hedge accounting treatment discontinued in 2014. The terminated swap has approximately $3 million remaining to be amortized through AOCI on the Consolidated Balance Sheets and subsequently reclassified into net earnings through June 2021. Approximately $2 million is expected to be amortized and expensed in 2018. There was less than $1 million expensed by the Company in the second quarter of 2018 and $1 million expensed for the six-month period ended June 30, 2018.

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

At June 30, 2018, the Company estimated that approximately $1 million in losses on the forward interest rate swap designated as a cash flow hedge will be reclassified from AOCI on the Consolidated Balance Sheets into earnings during the next four quarters.

The Company’s master netting and other similar arrangements with the respective counterparties allow for net settlement under certain conditions, which are designed to reduce credit risk by permitting net settlement with the same counterparty. The following table presents the (liability) asset gross fair values and related offsetting counterparty fair values as well as the net fair value amounts at June 30, 2018 (in millions):

	Gross Fair Value	Offsetting Counterparty Fair Value	Net Fair Value in the Consolidated Balance Sheets
Counterparty A	$(3)	$(1)	$(2)
Counterparty B	(1)	—	(1)
Counterparty C	(1)	—	(1)
Counterparty D	(2)	(1)	(1)
Counterparty E	(1)	—	(1)
Counterparty F	15	—	15
Counterparty G	(2)	—	(2)
Total	$5	$(2)	$7

The interest rate swaps have future maturities consisting of the following notional amounts per year (in millions):

Year 2018	$—
Year 2019	1,344
Year 2020	1,072
Year 2021	1,072
Year 2022	800
Notional balance of outstanding contracts	$4,288

Note 8 Long-Term Debt

The following table summarizes the carrying value of the Company’s long-term debt (in millions):

	June 30, 2018	December 31, 2017
Term Loan B	$810	$1,160
Term Loan A	653	679
Revolving Credit Facility	433	275
Receivables Financing Facility	118	135
Total debt	$2,014	$2,249
Less: Debt issuance costs	(6)	(7)
Less: Unamortized discounts	(9)	(15)
Less: Current portion of long-term debt	(85)	(51)
Total long-term debt	$1,914	$2,176

At June 30, 2018, the future maturities of debt, excluding debt discounts and issuance costs, are as follows (in millions):

2018	$37
2019	144
2020	54
2021	1,779
2022	—
Thereafter	—
Total future maturities of long-term debt	$2,014

The estimated fair value of the Company’s long-term debt approximated $2.0 billion at June 30, 2018 and $2.2 billion at December 31, 2017. These fair value amounts represent the estimated value at which the Company’s lenders could trade its debt within the financial markets and does not represent the settlement value of these long-term debt liabilities to the Company. The fair value of the long-term debt will continue to vary each period based on fluctuations in market interest rates, as well as changes to the Company’s credit ratings. This methodology resulted in a Level 2 classification in the fair value hierarchy.

Credit Facilities
On May 31, 2018, the Company entered into Amendment No.1. to the Amended and Restated Credit Agreement (“Amendment No. 1”). Amendment No. 1 replaced the existing Term Loan A with a new Term Loan A (“Amended Term Loan A”) of $670 million and increased the existing revolving credit facility from $500 million to $800 million (“Revolving Credit Facility”). In addition, as part of the Amendment No. 1, the Company entered into a partial early debt termination of $300 million and repricing of Term Loan B. Amendment No. 1 lowered the index rate spread for LIBOR loans from LIBOR + 200 bp to LIBOR + 175 bp.

In accounting for the impact of Amendment No. 1, the Company applied the provisions of ASC Subtopic 470-50, Modifications and Extinguishments (“ASC 470-50”), which resulted in the second quarter results including approximately $6 million in non-cash accelerated amortization of debt issuance costs and approximately $1 million of one-time pretax charges related to third party fees associated with the amendments, which are reflected as a component of Interest expense,net within the Company’s Consolidated Statements of Operations.

In addition, the issuance of Amended Term Loan A and the increase to the revolving credit facility resulted in $2 million of one-time third party fees for arranger, legal, and other services, which were capitalized and will be amortized over the term of the credit facilities.

As of June 30, 2018, the Term Loan A interest rate was 3.84%, and the Term Loan B interest rate was 4.06%. Borrowings under Term Loan A and B bear interest at a variable rate. Term Loan B borrowings are subject to a floor of 2.75%. Interest payments are payable monthly or quarterly on Term Loan A and quarterly on Term Loan B. The Company has entered into interest rate swaps to manage interest rate risk on Term Loan B. See Note 7, Derivative Instruments.

Amendement No. 1 also requires the Company to prepay certain amounts in the event of certain circumstances or transactions. The Company may make prepayments against the Term Loans, in whole or in part, without premium or penalty. The borrowings under Amendment No. 1 will mature on July 27, 2021.

The Revolving Credit Facility is available for working capital and other general corporate purposes including letters of credit. As of June 30, 2018, the Company had issued letters of credit totaling $5 million, which reduced funds available for other borrowings under the agreement to $795 million. The Revolving Credit Facility will mature and the related commitments will terminate on July 27, 2021.

Borrowings under the Revolving Credit Facility bear interest at a variable rate plus an applicable margin. As of June 30, 2018, the Revolving Credit Facility had an average interest rate of 3.91%. Interest payments are payable monthly or quarterly for the Revolving Credit Facility.

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

At June 30, 2018, the Company’s Consolidated Balance Sheets included $419 million of receivables that were pledged and $118 million of associated liabilities. The receivables financing facility will mature on November 29, 2019.

Borrowings under the receivables financing facility bear interest at a variable rate plus an applicable margin. As of June 30, 2018, the receivables financing facility had an average interest rate of 2.94% and requires monthly interest payments.

Both the Revolving Credit Facility and receivables financing facility include terms and conditions that limit the incurrence of additional borrowings and require that certain financial ratios be maintained at designated levels.

Certain domestic subsidiaries of the Company (the “Guarantor Subsidiaries”) guarantee the Term Loan A, Term Loan B, and the Revolving Credit Facility on a senior basis. For the six-month period ended June 30, 2018, the non-Guarantor Subsidiaries would have (a) accounted for 47.8% of our total revenue and (b) held 84.0% or $3.6 billion of our total assets and approximately 80.1% or $2.6 billion of our total liabilities including trade payables but excluding intercompany liabilities.

On June 30, 2018, the Company was in compliance with all covenants.

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

The following table is a summary of the Company’s accrued warranty obligation (in millions):

	Six Months Ended
	June 30, 2018	July 1, 2017
Balance at the beginning of the period	$18	$21
Warranty expense	16	13
Warranty payments	(16)	(15)
Balance at the end of the period	$18	$19

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

In connection with the acquisition of the Enterprise business from Motorola Solutions, Inc., the Company acquired Symbol Technologies, Inc., a subsidiary of Motorola Solutions (“Symbol”). A putative federal class action lawsuit, Waring v. Symbol Technologies, Inc., et al., was filed on August 16, 2005 against Symbol Technologies, Inc. and two of its former officers in the United States District Court for the Eastern District of New York by Robert Waring. After the filing of the Waring action, several additional purported class actions were filed against Symbol and the same former officers making substantially similar allegations (collectively, the New Class Actions”). The Waring action and the New Class Actions were consolidated for all purposes and on April 26, 2006, the Court appointed the Iron Workers Local # 580 Pension Fund as lead plaintiff and approved its retention of lead counsel on behalf of the putative class. On August 30, 2006, the lead plaintiff filed a Consolidated Amended Class Action Complaint (the “Amended Complaint”), and named additional former officers and directors of Symbol as defendants. The lead plaintiff alleges that the defendants misrepresented the effectiveness of Symbol’s internal controls and forecasting processes, and that, as a result, all of the defendants violated Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and the individual defendants violated Section 20(a) of the Exchange Act. The lead plaintiff alleges that it was damaged by the decline in the price of Symbol’s stock following certain purported corrective disclosures and seeks unspecified damages. The court has certified a class of investors that includes those that purchased Symbol common stock between March 12, 2004 and August 1, 2005. The parties completed fact and expert discovery. They also agreed to a schedule for the filing of dispositive motions, which the court so-ordered on February 12, 2018. However, by order entered on April 2, 2018, the court adjourned the deadlines for summary judgment briefing in light of the fact that the parties reached an agreement in principle to settle the matter at the mediation held on March 15, 2018. The settlement is subject to approval of the Court pursuant to Rule 23(e) of the Federal Rules of Civil Procedure, and Zebra has reached agreements with certain of its insurers to fund the settlement. On April 30, 2018, the lead plaintiff commenced the process for obtaining the court’s approval of the settlement by filing a motion for preliminary approval of the class action settlement, and on May 22, 2018, the Court entered an order: (1) preliminarily approving the settlement with the hearing for final approval of the settlement terms set for October 30, 2018; (2) approving the notice provisions to be provided to the class; (3) appointing the settlement administrator; and (4) setting forth the procedure and timing by which class members may elect to participate in, opt out of or object to the settlement.

Unclaimed Property Voluntary Disclosure Agreement (“VDA”) and Audits: The Company is currently under audit by several states related to its reporting of unclaimed property liabilities. Additionally, in December 2017, the Company entered into a VDA with the State of Delaware. The Company has engaged an outside consultant to facilitate the assessment of the estimated liability that may result from these activities. As of June 30, 2018, no significant contingency reserve has been recorded as it has not progressed sufficiently in its assessment to quantify and record a contingency reserve for any unreported unclaimed property liabilities is ongoing.

Note 10 Share-Based Compensation
On May 17, 2018, shareholders approved the Zebra Technologies 2018 Long-Term Incentive Plan (“2018 Plan”). The 2018 Plan superseded and replaced the 2015 Plan on the approval date, except that the 2015 Plan shall remain in effect with respect to outstanding awards under the 2015 Plan until such awards have been exercised, forfeited, canceled, expired or otherwise terminated in accordance with their terms.

The 2018 plan provides for incentive compensation to the Company’s non-employee directors, officers and employees. The awards available under the 2018 Plan include Incentive Stock Options, Nonqualified Stock Options, Stock Appreciation Rights (“SARs”), Restricted Stock Awards (“RSAs”), Performance Share Awards (“PSAs”), Cash-settled Stock Appreciation Rights (“CSRs”), Restricted Stock Units (“RSUs”), and Performance Stock Units (“PSUs”). A total of 3,800,000 shares are authorized for delivery under the 2018 Plan.

A summary of the equity awards authorized and available for future grants under the 2018 Plan is as follows:

Available for future grants at December 31, 2017	—
Newly authorized shares	3,800,000
Granted	(925)
Cancellation and forfeitures	—
Plan termination	—
Available for future grants at June 30, 2018	3,799,075

The Zebra Technologies Corporation Long-Term Incentive Plan (“2015 Plan”), provided for incentive compensation to the Company’s non-employee directors, officers and employees. The awards available under the 2015 Plan included SARs, RSAs, PSAs, Cash-settled Stock Appreciation Rights, RSUs, and PSUs. A total of 4 million shares were authorized for delivery under the 2015 Plan. Upon approval of the 2018 plan, there are no shares available for grant under the 2015 plan.

A summary of the equity awards authorized and available for future grants under the 2015 Plan is as follows:

Available for future grants at December 31, 2017	1,437,435
Newly authorized shares	—
Granted	(360,999)
Cancellation and forfeitures	—
Plan termination	(1,076,436)
Available for future grants at June 30, 2018	—

Pre-tax share-based compensation expense recognized in the Consolidated Statements of Operations was $28 million and $16 million for the six-month period ended June 30, 2018 and July 1, 2017, respectively. Tax related benefits of $5 million were also recognized for the each of the six-month periods ended June 30, 2018 and July 1, 2017, respectively. As of June 30, 2018, total unearned compensation costs related to the Company’s share-based compensation plans was $75 million, which will be amortized over the weighted average remaining service period of 2.13 years.

Stock Appreciation Rights (“SARs”)
A summary of the Company’s SARs outstanding under the 2015 Plan are as follows:

	Six Months Ended
	June 30, 2018
SARs	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	1,817,991	$65.73
Granted	87,310	149.57
Exercised	(384,528)	58.18
Forfeited	(35,417)	79.69
Expired	(438)	108.20
Outstanding at end of period	1,484,918	$72.28
Exercisable at end of period	797,045	$58.20

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

The following table shows the weighted-average assumptions used for grants of SARs, as well as the fair value of the grants based on those assumptions:

	June 30, 2018	July 1, 2017
Expected dividend yield	0%	0%
Forfeiture rate	8.40%	9.37%
Volatility	35.93%	35.49%
Risk free interest rate	2.96%	1.77%
Range of interest rates	1.68% - 3.00%	0.71% - 2.41%
Expected weighted-average life (in years)	4.11	4.13
Fair value of SARs granted (in millions)	$13	$12
Weighted-average grant date fair value of SARs granted (per underlying share)	$47.59	$29.84

The following table summarizes information about SARs outstanding at June 30, 2018:

	Outstanding	Exercisable
Aggregate intrinsic value (in millions)	$106	$68
Weighted-average remaining contractual term (in years)	5.86	5.01

The intrinsic value for SARs exercised during the six-months ended June 30, 2018 and July 1, 2017 was $34 million and $8 million, respectively. The total fair value of SARs vested during the period of June 30, 2018 and July 1, 2017 was $7 million and $6 million, respectively.

The Company’s SARs are expensed straight-line over the vesting period of the related award, which is typically 4 years.

Restricted Stock Awards (“RSAs”) and Performance Share Awards (“PSAs”)
The Company’s restricted stock grants consist of time-vested restricted stock awards (“RSAs”) and performance vested restricted stock awards (“PSAs”). The RSAs and PSAs hold voting rights and therefore are considered participating securities. The outstanding RSAs and PSAs are included as part of the Company’s Class A Common Stock outstanding. The RSAs and PSAs vest at each vesting date subject to restrictions such as continuous employment except in certain cases as set forth in each stock agreement. The Company’s restricted stock awards are expensed straight-line over the vesting period of the related award, which is typically 3 years. The RSAs granted beginning in 2018 will grade vest over the 3-year vesting period. Some awards, including those granted annually to non-employee directors as an equity retainer fee, were vested upon grant. PSAs targets are set based on certain Company-wide financial metrics. Compensation cost is calculated as the market date fair value on grant date multiplied by the number of shares granted.

The Company also issues stock awards to non-employee directors. Each director receives an equity grant of shares every year during the month of May. The number of shares granted to each director is determined by dividing the value of the annual grant by the price of a share of common stock. During the first six months of 2018, there were 7,980 shares granted to non-employee directors compared to 12,488 shares in the first six months of prior year. The shares vest immediately upon the grant date.

A summary of information relative to the Company’s restricted stock awards is as follows:

	Six Months Ended
	June 30, 2018
Restricted Stock Awards	Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of year	628,642	$77.70
Granted	199,025	149.41
Released	(144,957)	109.21
Forfeited	(16,494)	83.89
Outstanding at end of period	666,216	$92.26

The fair value of each performance award granted includes assumptions around the Company’s performance goals. A summary of information relative to the Company’s performance awards is as follows:

	Six Months Ended
	June 30, 2018
Performance Share Awards	Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of year	265,747	$77.04
Granted	59,383	146.64
Released	(57,074)	107.31
Forfeited	(6,518)	80.17
Outstanding at end of period	261,538	$86.24

Other Award Types
The Company also has cash-settled compensation awards including cash-settled Stock Appreciation Rights (“CSRs”), Restricted Stock Units (“RSUs”), and Performance Stock Units (“PSUs”) (the “Awards”) that are expensed over the vesting period of the related award, which is not more than 4 years. The RSUs granted beginning in 2018 will grade vest over the 3-year vesting period. Compensation cost is calculated as the market date fair value on grant date multiplied by the number of share-equivalents granted. The fair value is remeasured at the end of each reporting period. Cash settlement payments for these awards of $2.0 million and $1.0 million were made during the six-months ended June 30, 2018 and July 1, 2017, respectively. Share-equivalents issued under these programs totaled 17,253 and 45,781 during the six-months ended June 30, 2018 and July 1, 2017, respectively.

Non-qualified Stock Options
A summary of the Company’s options outstanding under the 2006 Plan is as follows:

	Six Months Ended
	June 30, 2018
Non-qualified Options	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	15,705	$26.34
Exercised	(9,083)	31.26
Expired	—	—
Outstanding at end of period	6,622	$19.59
Exercisable at end of period	6,622	$19.59

The following table summarizes information about non-qualified stock options outstanding at June 30, 2018:

	Outstanding	Exercisable
Aggregate intrinsic value (in millions)	$1	$1
Weighted-average remaining contractual term (in years)	0.42	0.42

The intrinsic value for non-qualified options exercised during the six-months ended June 30, 2018 and July 1, 2017 was $1 million and $5 million, respectively.

Cash received from the exercise of non-qualified options during the six-months ended June 30, 2018 was less than $1 million compared to $3 million in the prior year period. The related tax benefit realized was $1 million during both the six-months ended June 30, 2018 and July 1, 2017.

Employee Stock Purchase Plan
The Zebra Technologies Corporation 2011 Employee Stock Purchase Plan (“2011 Plan”), which became effective in fiscal 2011, permits eligible employees to purchase common stock at 95% of the fair market value at the date of purchase. Employees may make purchases by cash or payroll deductions up to certain limits. The aggregate number of shares that may be purchased under this plan is 1,500,000 shares. At June 30, 2018, 869,514 shares were available for future purchase.

Note 11 Income Taxes

The Company’s effective tax rates for the three-month and six-month periods ended June 30, 2018 were 30.0% and 23.2%, respectively. The variance from the 2018 federal statutory rate of 21% for the three months and six months ended June 30, 2018 was attributable to increases related to foreign earnings subject to U.S. taxation, the U.S. impact of the Enterprise acquisition, partially offset by lower tax rates in foreign jurisdictions, and the generation of tax credits in the current year. The Company’s effective tax rate was further increased by additional uncertain tax positions, adjustments to provisional items related to the Tax Cuts and Jobs Act enacted in December 2017 (“U.S. Tax Reform” or “the Act”), and partially decreased by share-based compensation benefits. The increase in uncertain tax positions is related to interpretive guidance issued during the second quarter of 2018 that impacted management’s judgment with respect to prior year tax positions.

In the prior year, the effective tax rates for the three-month and six-month periods ended July 1, 2017 were 10.5% and (47.1)%, respectively. The variance from the 2017 federal statutory rate of 35% for the three months and six months ended July 1, 2017 was attributable to lower tax rates in foreign jurisdictions, the generation of tax credits and benefits for share-based compensation, which were partially offset by the U.S. impact of the Enterprise acquisition and state deferred tax expense due to changes in our business operations. The Company’s effective tax rate for the six months ended July 1, 2017 was further reduced by benefits associated with an intercompany sale of intellectual property and a rate decrease in Singapore.

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

Uncertain Tax Positions
The Company is currently undergoing U.S. Federal income tax audits for the years 2013 through 2015, as well as UK income tax years 2012 and 2014. The tax years 2004 through 2016 remain open to examination by multiple foreign and U.S. state taxing jurisdictions. The Company continues to believe its positions are supportable, however, the Company anticipates that $22 million of uncertain tax benefits may be disallowed within the next twelve months and has reflected this liability as current within the Company’s Consolidated Balance Sheets. During the second quarter of 2018, the Company recorded a $13 million charge related to increases in income tax uncertainties for prior year tax positions. Due to uncertainties in any tax audit or litigation outcome, the Company’s estimates of the ultimate settlement of uncertain tax positions may change and the actual tax benefits may differ significantly from the estimates.

Impact of U.S. Tax Reform
Enacted on December 22, 2017, the Act reduces the U.S. federal corporate tax rate from 35% to 21%, and requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred. Based on current operations, we estimate that the Company is subject to the Global Intangible Low-Taxed Income and the Deduction for

Foreign-Derived Intangible Income provisions of the Act. We estimate that the new limitations which defer U.S. interest deductions in excess of 30% of Adjusted Taxable Income are not applicable. Additionally, the Company is no longer able to deduct performance-based compensation for its covered employees which exceeds the limitation under Internal Revenue Code Section 162(m). These impacts are included in the calculation of our annual estimated effective tax rate.

Provisional amounts
At June 30, 2018, we continue to analyze the accounting for the tax effects of enactment of the Act. The Company remeasured U.S. deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. However, the remeasurement of deferred taxes requires further analysis regarding the state tax impacts of the remeasurement, the impact of the Act on the taxation of executive compensation arrangements, changes to tax capitalization provisions and other aspects of the Act that may impact our tax balances.

The Company recorded a provisional amount of $36 million in the December 31, 2017 financial statements for the one-time transition tax. The Internal Revenue Service issued Notice 2018-26 on April 2, 2018, which required an additional $8 million of tax expense to be recorded in the quarter ended June 30, 2018, increasing the total provisional amount to $44 million. The Company utilized $10 million of deferred tax assets for income tax credits available to offset the one-time transition tax, and estimates its cash tax liability to be $34 million, that will be remitted over the next eight years in annual amounts ranging from $3 to $8 million.

We continue to evaluate the transition charge based on guidance issued. The transition tax is based in part on the amount of those earnings held in cash and other specified assets. This calculation may change when we finalize the calculation of post-1986 foreign earnings and profit previously deferred from U.S. federal taxation and finalize the amounts held in cash or other specified assets.

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

Note 12 Earnings per Share

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

Earnings per share (in millions, except share data):

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Basic:
Net income	$70	$17	$179	$25
Weighted-average shares outstanding	53,537,876	51,996,353	53,414,267	51,928,911
Basic earnings per share	$1.31	$0.33	$3.35	$0.49

Diluted:
Net income	$70	$17	$179	$25
Weighted-average shares outstanding	53,537,876	51,996,353	53,414,267	51,928,911
Dilutive shares	717,831	1,132,304	719,843	1,109,045
Diluted weighted-average shares outstanding	54,255,707	53,128,657	54,134,110	53,037,956
Diluted earnings per share	$1.29	$0.32	$3.30	$0.48

Outstanding options to purchase common shares were anti-dilutive and excluded from the earnings per share calculations of 86,726 and 273,216 for the three-month periods ended June 30, 2018 and of July 1, 2017, respectively. Outstanding options to purchase common shares were anti-dilutive and excluded from the earnings per share calculations of 87,310 and 701,272 for the six-month periods ended June 30, 2018 and July 1, 2017, respectively. Anti-dilutive securities consist primarily of stock appreciation rights (“SARs”) with an exercise price greater than the average market closing price of the Class A common stock.

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

•
Unrealized (loss) gain on forward interest rate swaps hedging transactions refers to the hedging of the interest rate risk exposure associated with the variable rate commitment entered into for the Enterprise Acquisition. See Note 7, Derivative Instruments for more details.

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

The components of Accumulated other comprehensive loss (“AOCI”) for the six months ended June 30, 2018 and July 1, 2017 are as follows (in millions):

	Unrealized (loss) gain on sales hedging	Unrealized (loss)/ gain on forward interest rate swaps	Currency translation adjustments	Total
Balance at December 31, 2016	$6	$(15)	$(36)	$(45)
Other comprehensive (loss) income before reclassifications	(16)	1	—	(15)
Amounts reclassified from AOCI(1)	(1)	1	—	—
Tax benefit	3	—	—	3
Other comprehensive (loss) income	(14)	2	—	(12)
Balance at July 1, 2017	$(8)	$(13)	$(36)	$(57)

Balance at December 31, 2017	$(9)	$(9)	$(34)	$(52)
Other comprehensive income (loss) before reclassifications	21	7	(7)	21
Amounts reclassified from AOCI(1)	6	2	—	8
Tax (expense)	(5)	(2)	—	(7)
Other comprehensive income (loss)	22	7	(7)	22
Balance at June 30, 2018	$13	$(2)	$(41)	$(30)
(1) See Note 7, Derivative Instruments regarding timing of reclassifications on forward interest rate swaps.

Note 14 Segment Information

The Company’s operations consist of two reportable segments: Asset Intelligence & Tracking (“AIT”) and Enterprise Visibility & Mobility (“EVM”). The reportable segments have been identified based on the financial data utilized by the Company’s Chief Executive Officer (the chief operating decision maker or “CODM”) to assess segment performance and allocate resources among the Company’s segments. The CODM reviews adjusted operating income to assess segment profitability. Adjusted operating income excludes purchase accounting adjustments, amortization of intangible assets, acquisition and integration costs, and exit and restructuring costs. Segment assets are not reviewed by the Company’s CODM and therefore are not disclosed below.

Financial information by segment is presented as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net sales:
AIT	$351	$313	$703	$635
EVM	661	584	1,286	1,128
Total segment net sales	1,012	897	1,989	1,763
Corporate, eliminations (1)	—	(1)	—	(2)
Total net sales	$1,012	$896	$1,989	$1,761
Operating income:
AIT(3)	$77	$61	$169	$135
EVM(3)	73	70	153	118
Total segment operating income	150	131	322	253
Corporate, eliminations (2)	(25)	(73)	(53)	(155)
Total operating income	$125	$58	$269	$98

(1)	Amounts included in Corporate, eliminations consist of purchase accounting adjustments related to the Enterprise Acquisition.

(2)	Amounts included in Corporate, eliminations consist of purchase accounting adjustments, amortization of intangible assets, acquisition and integration costs, and exit and restructuring costs.

(3)
Effective January 1, 2018, the Company changed its methodology for allocating certain operating expenses across its two reportable segments to more accurately reflect where these operating costs are being incurred. The reallocations relate primarily to information technology, marketing and human resources expenses. Prior year segment operating results have been recast for comparability with the current year presentation. For the quarter ended July 1, 2017, $2 million of operating expenses were reclassified from EVM to AIT. For the six-month period ended July 1, 2017, $5 million of operating expenses were reclassified from AIT to EVM. For the full year ended December 31, 2017, $14 million of operating expenses were reclassified from AIT to EVM. There was no impact to the Consolidated Financial Statements as a result of these reclassifications.

Information regarding the Company’s operations by geographic area is contained in the following table. These amounts are reported in the geographic area of the destination of the final sale.

Net sales to customers by geographic region were as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Europe, Middle East and Africa	$337	$279	$686	$566
Latin America	57	57	113	110
Asia-Pacific	134	123	249	231
North America	484	437	941	854
Total Net sales	$1,012	$896	$1,989	$1,761

Note 15 Subsequent Events

During the second quarter of 2018, the Company began settlement discussions associated with a pending commercial lawsuit.  On July 27, 2018, the Company and plaintiff executed an agreement resolving the lawsuit in its entirety. As a result, the Company recorded a $13 million pretax charge in the second quarter of 2018, which is reflected as a component of General and administrative expenses within the Consolidated Statements of Operations.

On July 5, 2018, Zebra entered into a definitive agreement under which Zebra will acquire all outstanding common stock of Xplore Technologies Corporation for $6.00 per share in cash. Under the terms of the agreement, Zebra plans to effect the acquisition via a tender offer. The aggregate consideration of the transaction, including assumed indebtedness, is expected to be less than or equal to $90 million. Zebra expects to fund the transaction with a combination of cash on hand along with fully committed financing available under its Revolving Credit Facility. The transaction is subject to customary closing conditions and is expected to close in the third quarter of 2018. The tender offer was filed on July 17, 2018. The acquired business will become part of the EVM segment.

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

Segments
The Company’s operations consist of two reportable segments: Asset Intelligence & Tracking (“AIT”) and Enterprise Visibility & Mobility (“EVM”).

Asset Intelligence & Tracking
The AIT segment is an industry leader in barcode printing and asset tracking technologies. Its major product lines include barcode and card printers, supplies, services and location solutions. Industries served include retail and e-commerce, transportation and logistics, manufacturing, healthcare, and other end markets within the following regions: North America; Europe, Middle East, and Africa (“EMEA”); Asia-Pacific; and Latin America.

Enterprise Visibility & Mobility
The EVM segment is an industry leader in automatic information and data capture solutions. Its major product lines include mobile computing, data capture, RFID, and services. Industries served include retail and e-commerce, transportation and logistics, manufacturing, healthcare, and other end markets within the following regions: North America; EMEA; Asia-Pacific; and Latin America.

Geographic Information. For the six-months ended June 30, 2018, the Company recorded $1,989 million of net sales in its Consolidated Statements of Operations, of which approximately 47% were attributable to North America; approximately 35% were attributable to EMEA; and other foreign locations accounted for the remaining 18%.

Acquisition
On July 5, 2018, Zebra entered into a definitive agreement under which Zebra will acquire all outstanding common stock of Xplore Technologies Corporation for $6.00 per share in cash. Under the terms of the agreement, Zebra plans to effect the acquisition via a tender offer. The aggregate consideration of the transaction, including assumed indebtedness, is expected to be less than or equal to $90 million. Zebra expects to fund the transaction with a combination of cash on hand along with fully committed financing available under its credit facility. The transaction is subject to customary closing conditions and is expected to close in the third quarter of 2018. The tender offer was filed on July 17, 2018. The acquired business will become part of our EVM segment.

Legal Settlement
During the second quarter of 2018, the Company began settlement discussions associated with a pending commercial lawsuit. On July 27, 2018, the Company and plaintiff executed an agreement resolving the lawsuit in its entirety. As a result, the

Company recorded a $13 million pretax charge in the second quarter of 2018, which is reflected as a component of General and administrative expenses within the Consolidated Statements of Operations.

Uncertain Tax Positions
The Company is currently undergoing U.S. Federal income tax audits for the years 2013 through 2015, as well as UK income tax years 2012 and 2014. The tax years 2004 through 2016 remain open to examination by multiple foreign and U.S. state taxing jurisdictions. The Company continues to believe its positions are supportable, however, the Company anticipates that $22 million of uncertain tax benefits may be disallowed within the next twelve months and has reflected this liability as current within the Company’s Consolidated Balance Sheets. During the second quarter of 2018, the Company recorded a $13 million charge related to income tax uncertainties for prior year tax positions. Due to uncertainties in any tax audit or litigation outcome, the Company’s estimates of the ultimate settlement of uncertain tax positions may change and the actual tax benefits may differ significantly from the estimates.

Impact of U.S. Tax Reform
Enacted on December 22, 2017, the Act reduces the U.S. federal corporate tax rate from 35% to 21%, and requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred. Based on current operations, we estimate that the Company is subject to the Global Intangible Low-Taxed Income and the Deduction for Foreign-Derived Intangible Income provisions of the Act. We estimate that the new limitations which defer U.S. interest deductions in excess of 30% of Adjusted Taxable Income are not applicable. Additionally, the Company is no longer able to deduct performance-based compensation for its covered employees which exceeds the limitation under Internal Revenue Code Section 162(m). These impacts are included in the calculation of our annual estimated effective tax rate.

Provisional amounts
At June 30, 2018, we continue to analyze the accounting for the tax effects of enactment of the Act. The Company remeasured U.S. deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. However, the remeasurement of deferred taxes requires further analysis regarding the state tax impacts of the remeasurement, the impact of the Act on the taxation of executive compensation arrangements, changes to tax capitalization provisions and other aspects of the Act that may impact our tax balances.

The Company recorded a provisional amount of $36 million in the December 31, 2017 financial statements for the one-time transition tax. The Internal Revenue Service issued Notice 2018-26 on April 2, 2018, which required an additional $8 million of tax expense to be recorded in the quarter ended June 30, 2018, increasing the total provisional amount to $44 million. The Company utilized $10 million of deferred tax assets for income tax credits available to offset the one-time transition tax, and estimates its cash tax liability to be $34 million, that will be remitted over the next eight years in annual amounts ranging from $3 to $8 million.

See Note 11, Income Taxes of the Notes to Consolidated Financial Statements for further information.

Results of Operations

Consolidated Results of Operations

The following tables present key statistics for the Company’s operations for the three and six-months ended June 30, 2018 and July 1, 2017, respectively (in millions, except percentages):

	Three Months Ended				Six Months Ended
	June 30, 2018	July 1, 2017	$ Change	% Change	June 30, 2018	July 1, 2017	$ Change	% Change
Net sales	$1,012	$896	$116	12.9%	$1,989	$1,761	$228	12.9%
Gross profit	472	411	61	14.8%	937	812	125	15.4%
Operating expenses	347	353	(6)	(1.7)%	668	714	(46)	(6.4)%
Operating income	$125	$58	$67	115.5%	$269	$98	$171	174.5%
Gross margin	46.6%	45.9%			47.1%	46.1%

Net sales to customers by geographic region were as follows (in millions, except percentages):

	Three Months Ended				Six Months Ended
	June 30, 2018	July 1, 2017	$ Change	% Change	June 30, 2018	July 1, 2017	$ Change	% Change
EMEA	$337	$279	$58	20.8%	$686	$566	$120	21.2%
Latin America	57	57	—	—%	113	110	3	2.7%
Asia-Pacific	134	123	11	8.9%	249	231	18	7.8%
Total International	528	459	69	15.0%	1,048	907	141	15.5%
North America	484	437	47	10.8%	941	854	87	10.2%
Total net sales	$1,012	$896	$116	12.9%	$1,989	$1,761	$228	12.9%

Operating expenses are summarized below (in millions, except percentages):

	Three Months Ended				Six Months Ended
	June 30, 2018	July 1, 2017	$ Change	% Change	June 30, 2018	July 1, 2017	$ Change	% Change
Selling and marketing	$121	$114	$7	6.1%	$241	$223	$18	8.1%
Research and development	109	99	10	10.1%	210	195	15	7.7%
General and administrative	93	68	25	36.8%	164	143	21	14.7%
Amortization of intangible assets	23	52	(29)	(55.8)%	46	102	(56)	(54.9)%
Acquisition and integration costs	—	19	(19)	(100.0)%	2	46	(44)	(95.7)%
Exit and restructuring costs	1	1	—	—%	5	5	—	—%
Total operating expenses	$347	$353	$(6)	(1.7)%	$668	$714	$(46)	(6.4)%

Consolidated Organic Net sales growth:

	Three Months Ended	Six Months Ended
	June 30, 2018	June 30, 2018
Reported GAAP Consolidated Net sales growth	12.9%	12.9%
Adjustments:
Impact of foreign currency translation (1)	(2.3)%	(2.7)%
Consolidated Organic Net sales growth	10.6%	10.2%

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

Second quarter 2018 compared to second quarter 2017

Net sales increased by $116 million or 12.9% compared with the prior year period, reflecting growth in EMEA, North America, and Asia-Pacific. The increase in net sales was primarily due to higher sales of data capture, barcode printing, and mobile computing products. Net sales growth was also positively impacted by currency changes, primarily in the EMEA region. Consolidated Organic Net Sales growth was 10.6%.

Gross margin increased to 46.6% in the current period compared to 45.9% in the prior year period. Gross margin improvement included favorable foreign currency changes and was driven by higher margins in EVM, partially offset by a slight decline in AIT margins.

Operating expenses for the quarter ended June 30, 2018 and July 1, 2017, were $347 million and $353 million, or 34.3% and 39.4% of net sales, respectively. The reduction in operating expenses was primarily due to lower amortization expense and acquisition and integration charges being partially offset by higher compensation costs, including the impact of higher incentive-based compensation associated with financial performance as well as a $13 million pretax charge related to a legal settlement included within general and administrative expense in the current year. The lower amortization expense results from certain intangible assets that became fully amortized in the third quarter of fiscal 2017. Additionally, the Company had no acquisition and integration charges in the current period as a result of completing the integration activities associated with the October 2014 acquisition of the Enterprise business (the “Acquisition”) during the first quarter of fiscal 2018.

Operating income increased 115.5% to $125 million for the current period compared to $58 million for the prior year period. The increase was due to higher sales and gross profit and lower operating expenses.

Total Other expenses, net was $25 million for the quarter ended June 30, 2018, as compared to $39 million in the prior year quarter. The decrease versus the prior year quarter was primarily driven by a $17 million decrease in interest expense due to a $5 million gain from interest rate swaps, lower outstanding debt and interest rates, being partially offset by $7 million of accelerated debit issuance cost amortization and third-party fees related to debt restructuring activities in the current period.

In the quarter ending June 30, 2018, the Company recognized tax expense of $30 million compared to an expense of $2 million for the prior year quarter. The Company’s effective tax rates for the three-month periods ended June 30, 2018 and July 1, 2017 were 30.0% and 10.5%, respectively. The increase in the effective rate in 2018 versus the prior year is primarily due to discrete tax items offset by the impacts of U.S. Tax Reform.

Year to date 2018 compared to year to date 2017

Net sales increased by $228 million or 12.9% compared with the prior year period, reflecting growth across all regions, most notably EMEA, North America, and Asia-Pacific. The increase in net sales was primarily due to higher sales of mobile computing, barcode printing and data capture products. Net sales growth was also positively impacted by currency changes, primarily in the EMEA region. Consolidated Organic Net Sales growth was 10.2%.

Gross margin increased to 47.1% in the current period compared to 46.1% in the prior year period. Gross margin improvement included favorable foreign currency changes and was driven by higher margins in both the EVM and AIT segments primarily due to favorable business mix and improved business costs.

Operating expenses for the period ended June 30, 2018 and July 1, 2017, were $668 million and $714 million, or 33.6% and 40.5% of net sales, respectively. The reduction in operating expenses was primarily due to lower amortization expense and acquisition and integration charges being partially offset by higher compensation costs, including the impact of higher incentive-based compensation associated with financial performance as well as a $13 million pretax charge related to a legal settlement included within general and administrative expense in the current year. The lower amortization expense results from certain intangible assets that became fully amortized in the third quarter of fiscal 2017. Additionally, the Company had lower acquisition and integration charges in the current period as compared to the prior year period as a result of completing of the integration activities associated with the October 2014 acquisition of the Enterprise business (the “Acquisition”) during the first quarter of fiscal 2018.

Operating income increased 174.5% to $269 million for the current period compared to $98 million for the prior year period. The increase was primarily due to higher sales and gross profit and lower operating expenses.

Total Other expenses, net was $36 million for the period ended June 30, 2018, as compared to $81 million in the prior year period. The decrease versus the prior year period was primarily driven by a decrease in Interest expense, net of $47 million resulting from an $18 million gain from interest rate swaps, lower outstanding debt and interest rates, being partially offset by $7 million of accelerated debit issuance cost amortization and third party fees related to debt restructuring activities in the current period.

For the six-months ending June 30, 2018, the Company recognized a tax expense of $54 million compared to a tax benefit of $8 million for the prior year period. The Company’s effective tax rates for the six-month periods ended June 30, 2018 and

July 1, 2017 were 23.2% and (47.1)%. The increase in the effective tax rate in 2018 versus the prior year is primarily due to discrete tax items offset by the impacts of U.S. Tax Reform. See Note 11, Income Taxes of the Notes to Consolidated Financial Statements for further information.

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

Asset Intelligence & Tracking Segment (“AIT”)
(in millions, except percentages)

	Three Months Ended				Six Months Ended
	June 30, 2018	July 1, 2017	$ Change	% Change	June 30, 2018	July 1, 2017	$ Change	% Change
Net sales	$351	$313	$38	12.1%	$703	$635	$68	10.7%
Gross profit	173	155	18	11.6%	356	317	39	12.3%
Operating expenses	96	94	2	2.1%	187	182	5	2.7%
Operating income	$77	$61	$16	26.2%	$169	$135	34	25.2%
Gross margin	49.3%	49.5%			50.6%	49.9%

AIT Organic Net sales growth:

	Three Months Ended	Six Months Ended
	June 30, 2018	June 30, 2018
AIT Reported GAAP Net sales growth	12.1%	10.7%
Adjustments:
Impact of foreign currency translations (1)	(2.2)%	(2.6)%
AIT Organic Net sales growth	9.9%	8.1%

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

Second quarter 2018 compared to second quarter 2017

Net sales for AIT increased $38 million or 12.1% compared to the prior year period. The increase in net sales was primarily due to higher sales of barcode printing products and supplies. Barcode printer growth was broad based across all major product lines and primarily within North America and EMEA regions. Net sales growth was also positively impacted by currency changes, primarily in the EMEA region. AIT Organic Net Sales growth was 9.9%.

Gross margin decreased to 49.3% in the current period compared to 49.5% in the prior year period. The decrease primarily related to higher transitional costs incurred to insource our North America support services as well as a reduction of reserves in the prior year related to price concessions on certain product sales in China. These factors more than offset favorable product mix and the positive impact of currency changes.

Operating income for the period increased 26.2% primarily due to higher sales and gross profit.

Year to date 2018 compared to year to date 2017

Net sales for AIT increased $68 million or 10.7% compared to the prior year period. The increase in net sales was primarily due to higher sales of barcode printing products. Barcode printer growth was broad based across all major product lines and primarily within North America, EMEA, and Asia-Pacific regions. Net sales growth was also positively impacted by currency changes, primarily in the EMEA region. AIT Organic Net sales growth was 8.1%.

Gross margin increased to 50.6% in the current period compared to 49.9% for the prior year period. The increase was primarily driven by favorable product mix and the favorable impact of currency changes.

Operating income for the current period increased 25.2% primarily due to higher sales and gross profit.

Enterprise Visibility & Mobility Segment (“EVM”)
(in millions, except percentages)

	Three Months Ended				Six Months Ended
	June 30, 2018	July 1, 2017	$ Change	% Change	June 30, 2018	July 1, 2017	$ Change	% Change
Net sales	$661	$584	$77	13.2%	$1,286	$1,128	$158	14.0%
Gross profit	299	257	42	16.3%	581	497	84	16.9%
Operating expenses	226	187	39	20.9%	428	379	49	12.9%
Operating income	$73	$70	$3	4.3%	$153	$118	35	29.7%
Gross margin	45.2%	44.0%			45.2%	44.1%

EVM Organic Net sales growth:

	Three Months Ended	Six Months Ended
	June 30, 2018	June 30, 2018
EVM Reported GAAP Net sales growth	13.2%	14.0%
Adjustments:
Impact of foreign currency translation (1)	(2.3)%	(2.7)%
EVM Organic Net sales growth	10.9%	11.3%

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

Second quarter 2018 compared to second quarter 2017

Net sales for EMV increased $77 million or 13.2% compared to prior year period. The increase in net sales was primarily attributable to strong global sales in both data capture and mobile computing products. Net sales growth was also positively impacted by currency changes, primarily in the EMEA region. EVM Organic Net Sales growth was 10.9%.

Gross margin increased to 45.2% in the current period compared to 44.0% in the prior year period. The increase was primarily due to favorable business mix and the positive impact of currency changes.

Operating income for the current period increased 4.3% due to higher sales and gross profit that were partially offset by higher operating expenses.

Year to date 2018 compared to year to date 2017

Net sales for EVM increased $158 million or 14.0% compared to prior year period. The increase in net sales was primarily attributable to strong sales of data capture and mobile computing products, in EMEA, North America, and Asia-Pacific regions. Net sales growth was also positively impacted by currency changes, primarily in the EMEA region. EVM Organic Net Sales growth was 11.3%.

Gross margin increased to 45.2% in the current period compared to 44.1% in the prior year period. The increase was primarily due to favorable business mix and the positive impact of currency changes.

Operating income for the current period increased 29.7% due to higher sales and gross profit that were partially offset by higher operating expenses.

Liquidity and Capital Resources

The primary factors that influence our liquidity include, but are not limited to, the amount and timing of our revenues, cash collections from our customers, capital expenditures, repatriation of foreign cash and investments, and acquisitions of third-parties. Management believes that our existing capital resources and funds generated from operations are sufficient to meet anticipated capital requirements and service our indebtedness. The following table summarizes our cash flow activities for the periods indicated (in millions, except percentages):

	Six Months Ended
Cash flows provided by (used in) from:	June 30, 2018	July 1, 2017	$ Change	% Change
Operating activities	$266	$203	$63	31.0%
Investing activities	(33)	(22)	(11)	50.0%
Financing activities	(242)	(238)	(4)	1.7%
Effect of exchange rates on cash	(7)	(4)	(3)	75.0%
Net decrease in cash and cash equivalents	$(16)	$(61)	$45	(73.8)%
The change in the Company’s cash and cash equivalents balance as of June 30, 2018 is reflective of the following:

•
Cash flow provided by operating activities increased by $63 million compared to the prior year period. The increase was primarily due to higher net income, lower cash payments for income taxes and interest as well as improved inventory management that was partially offset by timing of accounts receivable collections as well as unfavorable changes in accrued liabilities resulting from higher incentive compensation payments as compared to the prior year period.

•	The increase in net cash used in investing activities was driven by higher capital expenditures.

•
Net cash used in financing activities during the six-month period ended June 30, 2018 consisted primarily of net debt repayments of $235 million compared to $240 million in the six-month period ended July 1, 2017.

The following table summarizes the carrying value of the Company’s long-term debt (in millions):

	June 30, 2018	December 31, 2017
Term Loan B	$810	$1,160
Term Loan A	653	679
Revolving Credit Facility	433	275
Receivables Financing Facility	118	135
Total debt	$2,014	$2,249
Less: Debt issuance costs	(6)	(7)
Less: Unamortized discounts	(9)	(15)
Less: Current portion of long-term debt	(85)	(51)
Total long-term debt	$1,914	$2,176

At June 30, 2018, the future maturities of debt, excluding debt discounts and issuance costs, are as follows (in millions):

2018	$37
2019	144
2020	54
2021	1,779
2022	—
Thereafter	—
Total future maturities of long-term debt	$2,014

The estimated fair value of the Company’s long-term debt approximated $2.0 billion at June 30, 2018 and $2.2 billion at December 31, 2017. These fair value amounts represent the estimated value at which the Company’s lenders could trade its debt within the financial markets and does not represent the settlement value of these long-term debt liabilities to the Company. The fair value of the long-term debt will continue to vary each period based on fluctuations in market interest rates, as well as changes to the Company’s credit ratings. This methodology resulted in a Level 2 classification in the fair value hierarchy.

Credit Facilities
On May 31, 2018, the Company entered into Amendment No.1 to the Amended and Restated Credit Agreement (“Amendment No. 1”). Amendment No. 1 replaced the existing Term Loan A with a new Term Loan A (“Amended Term Loan A”) of $670 million and increased the existing revolving credit facility from $500 million to $800 million (“Revolving Credit Facility”). In addition, as part of the Amendment No. 1, the Company entered into a partial early debt termination of $300 million and repricing of Term Loan B. Amendment No. 1 lowered the index rate spread for LIBOR loans from LIBOR + 200 bp to LIBOR + 175 bp.

In accounting for the impact of Amendment No. 1, the Company applied the provisions of ASC Subtopic 470-50, Modifications and Extinguishments (“ASC 470-50”), which resulted in the second quarter results including approximately $6 million in non-cash accelerated amortization of debt issuance costs and approximately $1 million of one-time pretax charges related to third party fees associated with the amendments, which are reflected as a component of Interest expense,net within the Company’s Consolidated Statements of Operations.

In addition, the issuance of Amended Term Loan A and the increase to the revolving credit facility resulted in $2 million of one-time third party fees for arranger, legal, and other services, which were capitalized and will be amortized over the term of the credit facilities.

As of June 30, 2018, the Term Loan A interest rate was 3.84%, and the Term Loan B interest rate was 4.06%. Borrowings under Term Loan A and B bear interest at a variable rate. Term Loan B borrowings are subject to a floor of 2.75%. Interest payments are payable monthly or quarterly on Term Loan A and quarterly on Term Loan B. The Company has entered into interest rate swaps to manage interest rate risk on Term Loan B. See Note 7, Derivative Instruments.

Amendement No. 1 also requires the Company to prepay certain amounts in the event of certain circumstances or transactions. The Company may make prepayments against the Term Loans, in whole or in part, without premium or penalty. The borrowings under Amendment No. 1 will mature on July 27, 2021.

The Revolving Credit Facility is available for working capital and other general corporate purposes including letters of credit. As of June 30, 2018, the Company had issued letters of credit totaling $5 million, which reduced funds available for other borrowings under the agreement to $795 million. The Revolving Credit Facility will mature and the related commitments will terminate on July 27, 2021.

Borrowings under the Revolving Credit Facility bear interest at a variable rate plus an applicable margin. As of June 30, 2018, the Revolving Credit Facility had an average interest rate of 3.91%. Interest payments are payable monthly or quarterly for the Revolving Credit Facility.

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

At June 30, 2018, the Company’s Consolidated Balance Sheets included $419 million of receivables that were pledged and $118 million of associated liabilities. The receivables financing facility will mature on November 29, 2019.

Borrowings under the receivables financing facility bear interest at a variable rate plus an applicable margin. As of June 30, 2018, the receivables financing facility had an average interest rate of 2.94% and requires monthly interest payments.

Both the Revolving Credit Facility and receivables financing facility include terms and conditions that limit the incurrence of additional borrowings and require that certain financial ratios be maintained at designated levels.

Certain domestic subsidiaries of the Company (the “Guarantor Subsidiaries”) guarantee the Term Loan A, Term Loan B, and the Revolving Credit Facility on a senior basis. For the six-month period ended June 30, 2018, the non-Guarantor Subsidiaries would have (a) accounted for 47.8% of our total revenue and (b) held 84.0% or $3.6 billion of our total assets and approximately 80.1% or $2.6 billion of our total liabilities including trade payables but excluding intercompany liabilities.

On June 30, 2018, the Company was in compliance with all covenants.

As of June 30, 2018, the Company’s cash position of $46 million included foreign cash and investments of $44 million.

Management believes that existing capital resources and funds generated from operations are sufficient to finance anticipated capital requirements.

Significant Customers

The net sales to significant customers as a percentage of total net sales were as follows:

	Six Months Ended
	June 30, 2018			July 1, 2017
	AIT	EVM	Total	AIT	EVM	Total
Customer A	6.5%	14.5%	21.0%	6.9%	14.3%	21.2%
Customer B	5.5%	10.2%	15.7%	4.6%	8.5%	13.1%
Customer C	6.4%	7.6%	14.0%	6.4%	6.6%	13.0%

At June 30, 2018, the Company has three customers that each accounted for more than 10% of outstanding accounts receivable. The largest customers accounted for 34.1%, 22.1%, and 19.7% of outstanding accounts receivable. No other customer accounted for 10% or more of total net sales during these periods. The customers disclosed above are distributors (i.e. not end users) of the Company’s products.

Safe Harbor

Forward-looking statements contained in this filing are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995 and are highly dependent upon a variety of important factors, which could cause actual results to differ materially from those expressed or implied in such forward-looking statements. When used in this document and documents referenced, the words “anticipate,” “believe,” “intend,” “estimate,” “will,” and “expect” and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements but are not the exclusive means of identifying these statements. The forward-looking statements include, but are not limited to, the Company’s financial outlook for the full year of 2018. These forward-looking statements are based on current expectations, forecasts and assumptions and are subject to the risks and uncertainties inherent in the Company’s industry, market conditions, general domestic and international economic conditions, and other factors. These factors include:

•	Market acceptance of the Company’s products and solution offerings and competitors’ offerings and the potential effects of technological changes,

•	The effect of global market conditions, including North America; EMEA; Latin America; and Asia-Pacific regions in which we do business,

•	The impact of foreign exchange rates due to the large percentage of our sales and operations being outside the United States (“U.S.”),

•	Our ability to control manufacturing and operating costs,

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
There were no material changes in the Company’s market risk during the quarter ended June 30, 2018. For additional information on market risk, refer to the “Quantitative and Qualitative Disclosures About Market Risk” section of the Form 10-K for the year ended December 31, 2017.

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

Management’s Report on Disclosure Controls

Our management is responsible for establishing and maintaining adequate disclosure controls as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the

SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management assessed the effectiveness of our disclosure controls as of June 30, 2018. Based on this assessment and those criteria, our management believes that, as of June 30, 2018, our disclosure controls are effective.

Changes in Internal Controls over Financial Reporting
During the second quarter ended June 30, 2018, there have been no changes in our internal controls that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The impact of changes in customs duties and trade policies in the United States and corresponding actions by other countries in which the Company does business could adversely affect our financial performance. The U.S. government has imposed customs duties on various imports from China that are intended to address trade imbalances and encourage increased production in the United States. These actions will result in increased customs duties and will likely result in the renegotiation of some U.S. trade agreements. In response to such actions, China has instituted customs duties on certain U.S. goods. Other governments could also institute customs duties on U.S. goods similar to China’s actions in response to the U.S. government’s customs duties. The Company imports a significant percentage of our products into the United States and China, and an increase in customs duties with respect to these imports could negatively impact the Company’s financial performance. Such customs duties also may cause the U.S.’ trading partners, other than China, to take actions with respect to U.S. imports or U.S. investment activities in their respective countries. Any potential changes in trade policies in the United States and the potential corresponding actions by other countries in which the Company does business could adversely affect the Company’s financial performance. Given the level of uncertainty over which provisions will be enacted, the Company cannot predict with certainty the impact of the proposals.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Treasury Shares

We did not purchase shares of Zebra Class A common stock during the period ending June 30, 2018 as part of the purchase plan program.

In November 2011, our Board authorized the purchase of up to an additional 3,000,000 shares under the purchase plan program and the maximum number of shares that may yet be purchased under the program is 665,475. The November 2011 authorization does not have an expiration date.

Item 6.	Exhibits

10.1	Form of 2018 performance-vested restricted stock agreement for employees other than CEO

10.2	Form of 2018 stock appreciation rights agreement for employees other than CEO

10.3	Form of 2018 time-vested restricted stock agreement for employees other than CEO

10.4	Form of 2018 performance-vested restricted stock agreement for CEO

10.5	Form of 2018 stock appreciation rights agreement for CEO

10.6	Form of 2018 time-vested restricted stock agreement for CEO

10.7	Amendment No. 1 to Amended and Restated Credit Agreement

10.8	Employment Agreement dated as of June 1, 2018 between Zebra and Hugh Gagnier

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial information from Zebra Technologies Corporation Quarterly Report on Form 10-Q, for the quarter ended June 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the consolidated balance sheets; (ii) the consolidated statements of operations; (iii) the consolidated statements of comprehensive (loss) income; (iv) the consolidated statements of cash flows; and (v) notes to consolidated financial statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZEBRA TECHNOLOGIES CORPORATION

Date: August 7, 2018	By:	/s/ Anders Gustafsson
Anders Gustafsson
Chief Executive Officer

Date: August 7, 2018	By:	/s/ Olivier Leonetti
Olivier Leonetti
Chief Financial Officer