Form 10-Q
period 2018-09-29
ZEBRA TECHNOLOGIES CORP
filed 2018-11-06
CIK 877212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2018
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 30, 2018, there were 53,804,526 shares of Class A Common Stock, $.01 par value, outstanding.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
QUARTER ENDED SEPTEMBER 29, 2018

PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements
ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	September 29, 2018	December 31, 2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$45	$62
Accounts receivable, net of allowances for doubtful accounts of $3 million as of September 29, 2018 and December 31, 2017	575	479
Inventories, net	493	458
Income tax receivable	37	40
Prepaid expenses and other current assets	51	24
Total Current assets	1,201	1,063
Property, plant and equipment, net	251	264
Goodwill	2,496	2,465
Other intangibles, net	260	299
Long-term deferred income taxes	91	119
Other long-term assets	101	65
Total Assets	$4,400	$4,275
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$71	$51
Accounts payable	498	424
Accrued liabilities	285	296
Deferred revenue	199	186
Income taxes payable	52	43
Total Current liabilities	1,105	1,000
Long-term debt	1,829	2,176
Long-term deferred revenue	161	148
Other long-term liabilities	92	117
Total Liabilities	3,187	3,441
Stockholders’ Equity:
Preferred stock, $.01 par value; authorized 10,000,000 shares; none issued	—	—
Class A common stock, $.01 par value; authorized 150,000,000 shares; issued 72,151,857 shares	1	1
Additional paid-in capital	282	257
Treasury stock at cost, 18,349,215 and 18,915,762 shares at September 29, 2018 and December 31, 2017, respectively	(614)	(620)
Retained earnings	1,573	1,248
Accumulated other comprehensive income (loss)	(29)	(52)
Total Stockholders’ Equity	1,213	834
Total Liabilities and Stockholders’ Equity	$4,400	$4,275
See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Net sales:
Tangible products	$959	$810	$2,687	$2,324
Services and software	133	125	394	372
Total Net sales	1,092	935	3,081	2,696
Cost of sales:
Tangible products	495	420	1,368	1,207
Services and software	92	86	271	248
Total Cost of sales	587	506	1,639	1,455
Gross profit	505	429	1,442	1,241
Operating expenses:
Selling and marketing	120	113	361	336
Research and development	113	96	323	291
General and administrative	75	71	239	214
Amortization of intangible assets	25	49	71	151
Acquisition and integration costs	6	4	8	50
Exit and restructuring costs	4	5	9	10
Total Operating expenses	343	338	1,011	1,052
Operating income	162	91	431	189
Other (expenses) income:
Foreign exchange (loss) gain	(1)	1	(5)	2
Interest expense, net	(18)	(95)	(52)	(176)
Other, net	—	(4)	2	(5)
Total Other expenses, net	(19)	(98)	(55)	(179)
Income (loss) before income tax	143	(7)	376	10
Income tax expense (benefit)	16	5	70	(3)
Net income (loss)	$127	$(12)	$306	$13
Basic earnings per share	$2.37	$(0.23)	$5.72	$0.25
Diluted earnings per share	$2.34	$(0.23)	$5.64	$0.25
See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Net income (loss)	$127	$(12)	$306	$13
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on anticipated sales hedging transactions	—	(1)	22	(15)
Unrealized gain on forward interest rate swap hedging transactions	1	1	8	3
Foreign currency translation adjustment	—	2	(7)	2
Comprehensive income (loss)	$128	$(10)	$329	$3
See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	September 29, 2018	September 30, 2017
Cash flows from operating activities:
Net income	$306	$13
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	131	209
Amortization of debt issuance costs and discounts	12	30
Share-based compensation	34	25
Debt extinguishment costs	1	49
Deferred income taxes	17	(19)
Unrealized gain on forward interest rate swaps	(24)	(2)
Other, net	2	3
Changes in operating assets and liabilities:
Accounts receivable, net	(93)	38
Inventories, net	(16)	(145)
Other assets	(10)	19
Accounts payable	69	10
Accrued liabilities	(5)	(2)
Deferred revenue	28	25
Income taxes	2	(37)
Other operating activities	6	(6)
Net cash provided by operating activities	460	210
Cash flows from investing activities:
Purchases of property, plant and equipment	(48)	(36)
Acquisition of businesses, net of cash acquired	(72)	—
Proceeds from sale of long-term investments	2	—
Purchases of long-term investments	(2)	(1)
Net cash used in investing activities	(120)	(37)
Cash flows from financing activities:
Payment of debt issuance costs and discounts	(2)	(5)
Payments of long-term debt	(1,307)	(1,373)
Proceeds from issuance of long-term debt	961	1,186
Payments of debt extinguishment costs	(1)	(49)
Proceeds from exercise of stock options and stock purchase plan purchases	8	9
Taxes paid related to net share settlement of equity awards	(10)	(5)
Net cash used in financing activities	(351)	(237)
Effect of exchange rate changes on cash	(6)	(4)
Net decrease in cash and cash equivalents	(17)	(68)
Cash and cash equivalents at beginning of period	62	156
Cash and cash equivalents at end of period	$45	$88
Supplemental disclosures of cash flow information:
Income taxes paid	$46	$54
Interest paid	$73	$148
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

The Company reclassified $41 million of costs from Accrued liabilities to Accounts payable on the Consolidated Balance Sheets for the period ended December 31, 2017 to conform to the current period presentation. A similar reclassification was made to the Consolidated Statements of Cash Flows resulting in a change to Accounts payable and Accrued liabilities within Net cash provided by operating activities for the period ended September 30, 2017.

In the opinion of the Company, these interim financial statements include all adjustments (of a normal, recurring nature) necessary to present fairly its Consolidated Balance Sheets as of September 29, 2018, the Consolidated Statements of Operations and Comprehensive Income for the three and nine-months ended September 29, 2018 and September 30, 2017, and the Consolidated Statements of Cash Flows for the nine-months ended September 29, 2018 and September 30, 2017. These results, however, are not necessarily indicative of the results expected for the full year ending December 31, 2018.

Note 2 Significant Accounting Policies

Revenue Recognition
Revenue includes sales of hardware, supplies and services (including repair services and product maintenance service contracts, which typically occur over time, and professional services such as installation, integration and provisioning, which typically occur in the early stages of a project). The average life of repair and maintenance service contracts is approximately three years. The duration of professional service arrangements range from a day to several weeks or months. We recognize revenues when we transfer control of promised goods or services to our customers in an amount that reflects the consideration to which we expect to receive in exchange for those goods or services.

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

Under the modified retrospective method of adoption, we are required to disclose the impact to the Consolidated Financial Statements had we continued to follow our accounting policies under the previous revenue recognition guidance. Had the Company applied the previous revenue recognition guidance, revenue would have been $1 million lower for the quarter ended September 29, 2018 and $3 million lower for the nine-month period ended September 29, 2018.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The new standard requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. It replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. There are two transition methods available under the new standard dependent upon the type of financial instrument, either cumulative effect or prospective. The standard will be effective for the Company in the first quarter of 2020. Earlier adoption is permitted for annual periods beginning after December 15, 2018. Management has assessed the impact of adoption of the new standard and determined there will be no material impacts to the Company's consolidated financial statements or disclosures resulting from the adoption of this ASU, which we expect to adopt in the first quarter of 2020.

In February 2016, the FASB issued ASU 2016-02, “Leases (Subtopic 842).”  Also, in July 2018, the FASB issued ASU 2018-11, “Leases (Subtopic 842): Targeted Improvements.” Together, these ASUs increase the transparency and comparability of organizations by recognizing lease assets and liabilities on the Consolidated Balance Sheets and disclosing key quantitative and qualitative information about leasing arrangements. The principal difference from previous guidance is that the lease assets and lease liabilities arising from operating leases were not previously recognized in the Consolidated Balance Sheets. The recognition, measurement and cash flows arising from a lease by a lessee have not significantly changed. The ASUs will be effective for the Company in the first quarter of 2019, with early adoption permitted. In transition, lessees and lessors are required to recognize and measure leases at either the beginning of the earliest period presented or the beginning of the period adopted, using a modified retrospective approach. Management expects to elect to not adjust the comparative reporting periods, and apply the ASUs beginning in the period of adoption. In transition, there are also a number of optional practical expedients that entities may elect to apply. Management expects to elect certain practical expedients that it will apply upon transition, which principally include the election to not reassess existing or expired contracts to determine if such contracts contain a lease or if the lease classification would differ, as well as the election to not separate lease and non-lease components for arrangements where the Company is a lessee. While Management is currently assessing the impact of these elections and adoption of this standard on its consolidated financial statements, we have identified and collected data on our significant leases and selected a system to support future accounting and disclosure requirements. At this time, we do not have an estimate of the expected increase in assets and liabilities on the Company’s consolidated balance sheet upon adoption of these ASUs in the first quarter of 2019.

In August 2018, the FASB issued ASU 2018-15, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract”. This ASU clarifies existing guidance related to implementation costs incurred in cloud computing arrangements, including the recognition, subsequent measurement, and financial statement presentation of such costs. The standard will be effective for the Company in the first quarter of 2020, with earlier adoption permitted. Management is still assessing the impact of adoption on its consolidated financial statements.

Note 3 Revenues

As prescribed in ASC 606, the Company recognizes revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services.

Performance Obligations

We enter into contract arrangements that may include various combinations of tangible products and services, which generally are capable of being distinct and accounted for as separate performance obligations. For these types of contract arrangements, we evaluate whether two or more contracts should be combined and accounted for as one single contract and whether the combined or single contract has more than one performance obligation. This evaluation requires significant judgment and the decision to combine a group of contracts or separate the combined or single contract into multiple performance obligations could change the amount of revenue recorded in the reporting period. We use the accounting guidance on “capable of being distinct” and “distinct within the context of the contract” to assist with the aforementioned evaluation.

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

The Company recognizes revenue when transfer of control has occurred for the goods or services sold. Control is deemed to have been transferred when the customer has the ability to direct the use of and has obtained substantially all of the remaining benefits from the goods and services sold. The Company uses judgment in the evaluation of the following criteria: 1) the customer simultaneously receives and consumes the benefits provided by the transfer of goods or service; 2) the performance creates or enhances an asset that is under control of the customer; 3) the performance does not create an asset with an alternative use to the customer; and 4) the Company has an enforceable right to payment, in order to determine whether control transfers at a point in time or over time. For each performance obligation satisfied over time, the Company measures its progress toward completion to determine the timing of revenue recognition. Judgment is also used in the evaluation of the following transfer of control criteria: 1) the Company has a present right to payment for the asset; 2) the legal title to the asset has transferred to the customer; 3) the customer has physical possession of the asset; 4) the customer has the significant risks and rewards of ownership of the asset; and 5) the customer has accepted the asset, in order to determine when revenue should be recognized in a point in time revenue recognition pattern. Assuming all other criteria for revenue recognition have been met, for products and services sold on a standalone basis, revenue is generally recognized upon shipment and by using an output method or time-based method respectively. In cases where a bundle of products and services are delivered to the customer, judgment is required to select the method of progress which best reflects the transfer of control.

The Company’s remaining obligations that are greater than one year in duration relate primarily to repair and support services. The aggregated transaction price allocated to remaining performance obligations related to these types of service arrangements was $457 million as of September 29, 2018. We expect to recognize these performance obligations over an approximate three-year average contract term.

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

Revenue recognized in the reporting period from performance obligations satisfied in previous periods was not material for the three and nine-month periods ended September 29, 2018.

Disaggregation of Revenue
The following table presents our revenues disaggregated by product category for each of our segments, Asset Intelligence & Tracking (“AIT”) and Enterprise Visibility & Mobility (“EVM”), for the three and nine-months ended September 29, 2018 (in millions):

	Three Months Ended			Nine Months Ended
	September 29, 2018			September 29, 2018
	Product Category			Product Category
Segment	Tangible Products	Services and Software	Total	Tangible Products	Services and Software	Total
AIT	$325	$28	$353	$960	$96	$1,056
EVM	634	105	739	1,727	298	2,025
Total	$959	$133	$1,092	$2,687	$394	$3,081

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

Contract Balances
Progress on satisfying performance obligations under contracts with customers and the related billings and cash collections are recorded on the Consolidated Balance Sheets in Accounts receivable, net and Prepaid expenses and other current assets. The opening and closing contract assets balances were $7 million and $5 million, as of January 1, 2018 and September 29, 2018, respectively, and were recorded within Prepaid expenses and other current assets on the Consolidated Balance Sheets. These contract assets result from timing differences between the billing schedule and the products and services delivery schedules, as well as, the impact from the allocation of the transaction price among performance obligations for contracts that include multiple performance obligations. Our policy is to test these contract asset balances for impairment in accordance with ASC 310 Receivables. No impairment losses have been recorded for the three and nine-month periods ended September 29, 2018.

Deferred revenue on the Consolidated Balance Sheets, consist of payments and billings in advance of our performance. The combined short-term and long-term deferred revenue balances were $360 million and $334 million at September 29, 2018 and December 31, 2017, respectively. During the three-month and nine-month period ended September 29, 2018, the Company recognized $32 million and $152 million in revenue respectively, which was previously included in the beginning balance of deferred revenue.

Our payment terms vary by the type and location of our customer and the products or services offered. The time between invoicing and when payment is due is not significant. In instances where the timing of revenue recognition differs from the timing of invoicing, we have determined that our contracts do not include a significant financing component.

Costs to obtain a contract
Our incremental direct costs of obtaining a contract, which consist of sales commissions and incremental fringe benefits, are deferred and amortized over the weighted-average contract term, consistent with the guidance in ASC 340 Other Assets and Deferred Costs. The incremental costs to obtain a contract, which were previously expensed as incurred under ASC 605, and the determination of the amortization period are derived at a portfolio level and the amortization is recognized on a straight-line basis. The adoption of ASC 606 required the capitalization of these costs which resulted in an adjustment to increase retained earnings. The Company recorded a $12 million increase to Other long-term assets on the Consolidated Balance Sheet as of January 1, 2018. The Company recognized amortization expense related to commissions during the three-month and nine-month period ended September 29, 2018 of $2 million and $7 million, respectively. The ending balance of the deferred commissions was $13 million as of September 29, 2018. The Company elected a practical expedient permitted by ASC 606, whereby the incremental costs of obtaining a contract are expensed as incurred if the amortization period of the assets would otherwise be one year or less.

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

The components of Inventories, net are as follows (in millions):

	September 29, 2018	December 31, 2017
Raw material	$132	$116
Work in process	5	1
Finished goods	356	341
Total	$493	$458

Note 5 Business Acquisition
On August 14, 2018, the Company acquired all outstanding equity interests of Xplore Technologies Corporation (“Xplore”). The Xplore business designs, integrates, and markets rugged tablets that are primarily used by industrial, government, and field service organizations. The acquisition of Xplore was intended to expand the Company’s portfolio of mobile computing devices to serve a wider range of customers.
The Xplore acquisition was accounted for under the acquisition method of accounting for business combinations. In connection with this acquisition, the Company paid $87 million in cash during the third quarter of 2018, which included, $72 million for the net assets acquired, a $9 million payment of Xplore debt as well as $6 million of other Xplore transaction-related obligations. Additionally, we incurred $6 million of cash acquisition-related costs during the third quarter (primarily third-party transaction and advisory fees), which are reflected as Acquisition and integration costs on the Consolidated Statements of Operations.
The Company utilized estimated fair values as of August 14, 2018 to allocate the total consideration paid to the net tangible and intangible assets acquired and liabilities assumed. The fair value of these net assets acquired was based on a number of estimates and assumptions as well as customary valuation procedures and techniques. While we believe these estimates provide a reasonable basis to record the net assets acquired, the purchase price allocation is considered preliminary and subject to adjustment during the measurement period, which is up to one year from the acquisition date of August 14, 2018. The primary fair value estimates considered preliminary are identifiable intangible assets, inventory, and income tax-related items.
The preliminary opening balance sheet of Xplore was included in the Company’s Consolidated Balance Sheet and operating results beginning August 14, 2018. The Company has not included unaudited pro forma results, as if Xplore had been acquired as of January 1, 2018, as it would not yield materially different results.

The preliminary purchase price allocation to assets acquired and liabilities assumed was as follows (in millions):

Accounts receivable	$10
Inventory	23
Identifiable intangible assets	32
Other assets acquired	4
Debt	(9)
Accounts payable	(8)
Deferred revenues	(7)
Other liabilities assumed	(6)
Net Assets Acquired	$39
Goodwill on acquisition	33
Total consideration	$72
The $33 million of goodwill will be non-deductible for tax purposes. The goodwill principally relates to the planned expansion of the Xplore product offerings into current and new markets. This goodwill has been allocated to the EVM segment.
The preliminary purchase price allocation to identifiable intangible assets acquired was:

	Fair Value (in millions)	Life (in years)
Customer-related assets	$16	9
Technology-based assets	15	7
Trademarks	1	3
Total identifiable intangible assets	$32

Note 6 Costs Associated with Exit and Restructuring Activities

In the first quarter of 2017, the Company’s executive leadership approved an initiative to continue the Company’s efforts to increase operational efficiency (the “Productivity Plan”). The Company expects the Productivity Plan to build upon the exit and restructuring initiatives specific to the October 2014 acquisition of the Enterprise business from Motorola Solutions, Inc. (the “Acquisition Plan”). The Company substantially completed all initiatives under the Acquisition Plan as of December 31, 2017. Actions under the Productivity Plan include organizational design changes, process improvements and automation. Exit and restructuring costs are not included in the operating results of our segments as they do not impact the specific segment measures as reviewed by our Chief Operating Decision Maker and therefore are reported as a component of Corporate, eliminations. See Note 14, Segment Information.

Total exit and restructuring charges of $21 million life-to-date specific to the Productivity Plan have been recorded through September 29, 2018 and relate to employee severance and related benefits and other expenses. Exit and restructuring charges of $4 million and $9 million were recorded in the respective three and nine-month periods ended September 29, 2018. Total remaining charges associated with this plan are expected to be less than $2 million with activities expected to be substantially complete by the end of fiscal 2018.
A rollforward of the exit and restructuring accruals is as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Balance at the beginning of the period	$4	$7	$8	$10
Charged to earnings	4	5	9	10
Cash paid	(3)	(4)	(12)	(12)
Balance at the end of the period	$5	$8	$5	$8

The $5 million accrual as of September 29, 2018 is reflected within the Consolidated Balance Sheet as $4 million within Accrued liabilities and $1 million within Other long-term liabilities. The long-term portion of the accrual relates to non-cancellable lease payments associated with exited facilities whose latest term expires May 2021.

Note 7 Fair Value Measurements

Financial assets and liabilities are measured using inputs from three levels of the fair value hierarchy in accordance with ASC Topic 820, “Fair Value Measurements.” Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into the following three broad levels:
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
Financial assets and liabilities carried at fair value as of September 29, 2018, are classified below (in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange contracts (1)	$—	$16	$—	$16
Forward interest rate swap contracts (2)	—	14	—	14
Money market investments related to the deferred compensation plan	18	—	—	18
Total Assets at fair value	$18	$30	$—	$48
Liabilities:
Liabilities related to the deferred compensation plan	18	—	—	18
Total Liabilities at fair value	$18	$—	$—	$18

Financial assets and liabilities carried at fair value as of December 31, 2017, are classified below (in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Money market investments related to the deferred compensation plan	$15	$—	$—	$15
Total Assets at fair value	$15	$—	$—	$15
Liabilities:
Forward interest rate swap contracts (2)	$—	$18	$—	$18
Foreign exchange contracts (1)	2	9	—	11
Liabilities related to the deferred compensation plan	15	—	—	15
Total Liabilities at fair value	$17	$27	$—	$44

(1)	The fair value of the foreign exchange contracts is calculated as follows:

a.	Fair value of a put option contract associated with forecasted sales hedges is calculated using bid and ask rates for similar contracts.

b.	Fair value of regular forward contracts associated with forecasted sales hedges is calculated using the period-end exchange rate adjusted for current forward points.

c.
Fair value of hedges against net assets is calculated at the period-end exchange rate adjusted for current forward points unless the hedge has been traded but not settled at period end (Level 2). If this is the case, the fair value is calculated at the rate at which the hedge is being settled (Level 1).

(2)
The fair value of forward interest rate swaps is based upon a valuation model that uses relevant observable market inputs at the quoted intervals, such as forward yield curves, and is adjusted for the Company’s credit risk and the interest rate swap terms. See gross balance reporting in Note 8, Derivative Instruments.

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
In accordance with ASC 815, the Company recognizes derivative instruments as either assets or liabilities on the Consolidated Balance Sheets and measures them at fair value. The following table presents the fair value of its derivative instruments (in millions):

	Asset / (Liability)
		Fair Values as of
	Balance Sheet Classification	September 29, 2018	December 31, 2017
Derivative instruments designated as hedges:
Foreign exchange contracts	Prepaid expenses and other current assets	$15	$—
Foreign exchange contracts	Accrued liabilities	—	(9)
Forward interest rate swaps	Accrued liabilities	(1)	(2)
Forward interest rate swaps	Other long-term liabilities	—	(8)
Total derivative instruments designated as hedges		$14	$(19)

Derivative instruments not designated as hedges:
Foreign exchange contracts	Prepaid expenses and other current assets	$1	$—
Forward interest rate swaps	Other long-term assets	17	—
Foreign exchange contracts	Accrued liabilities	—	(2)
Forward interest rate swaps	Accrued liabilities	(2)	(1)
Forward interest rate swaps	Other long-term liabilities	—	(7)
Total derivative instruments not designated as hedges		$16	$(10)
Total net derivative asset (liability)		$30	$(29)

The following table presents the gains (losses) from changes in fair values of derivatives that are not designated as hedges (in millions):

	Gain (Loss) Recognized in Income
		Three Months Ended		Nine Months Ended
	Statements of Operations Classification	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Derivative instruments not designated as hedges:
Foreign exchange contracts	Foreign exchange (loss) gain	$1	$(6)	$2	$(22)
Forward interest rate swaps	Interest expense, net	6	1	24	2
Total gain (loss) recognized in income		$7	$(5)	$26	$(20)

Activities related to derivative instruments are reflected within Net cash provided by operating activities within the Statements of Cash Flows.

Credit and Market Risk Management
Financial instruments, including derivatives, expose the Company to counterparty credit risk of nonperformance and to market risk related to currency exchange rate and interest rate fluctuations. The Company manages its exposure to counterparty credit risk by establishing minimum credit standards, diversifying its counterparties, and monitoring its concentrations of credit. The Company’s counterparties are commercial banks with expertise in derivative financial instruments. The Company evaluates the impact of market risk on the fair value and cash flows of its derivative and other financial instruments by considering reasonably possible changes in interest rates and currency exchange rates. The Company continually monitors the creditworthiness of the customers to which it grants credit terms in the normal course of business. The terms and conditions of the Company’s credit policies are designed to mitigate or eliminate concentrations of credit risk with any single customer.

The Company’s master netting and other similar arrangements with the respective counterparties allow for net settlement under certain conditions, which are designed to reduce credit risk by permitting net settlement with the same counterparty. We elect to present the assets and liabilities of our derivative financial instruments on a net basis on the Consolidated Balance Sheets. If the derivative financial instruments had been presented gross on the Consolidated Balance Sheets, the asset and liability positions each would have been increased by $1 million as of September 29, 2018 and $11 million at December 31, 2017, respectively.

Foreign Currency Exchange Risk Management
The Company conducts business on a multinational basis in a wide variety of foreign currencies. Exposure to market risk for changes in foreign currency exchange rates arises from euro denominated external revenues, cross-border financing activities between subsidiaries, and foreign currency denominated monetary assets and liabilities. The Company manages its objective of preserving the economic value of non-functional currency denominated cash flows by initially hedging transaction exposures with natural offsets to the fullest extent possible and, once these opportunities have been exhausted, through foreign exchange forward and option contracts.

The Company manages the exchange rate risk of anticipated euro denominated sales using forward contracts which typically mature within twelve months of execution. The Company designates these derivative contracts as cash flow hedges. Unrealized gains and losses on these contracts are deferred in Accumulated other comprehensive income (loss) (“AOCI”) on the Company’s Consolidated Balance Sheets until the contract is settled and the hedged sale is realized. The realized gain or loss is then recorded as an adjustment to Net sales on the Consolidated Statements of Operations. Realized amounts reclassified to Net sales were a $7 million gain and a $5 million loss for the quarter ending September 29, 2018 and September 30, 2017, respectively.  For the comparable nine-month period ended September 29, 2018 and September 30, 2017, realized amounts reclassified to Net sales were a $1 million gain and a $4 million loss, respectively. As of September 29, 2018, and December 31, 2017, the notional amounts of the Company’s foreign exchange cash flow hedges were €449 million and €389 million, respectively. The Company has reviewed cash flow hedges for effectiveness and determined they are highly effective.

The Company uses forward contracts, which are not designated as hedging instruments, to manage its balance sheet exposures related to its Brazilian real, British pound, Euro, Canadian dollar, Czech koruna, Australian dollar, Swedish krona, Japanese yen Singapore dollars, Mexican Peso and Chinese Yuan denominated net assets. These forward contracts typically mature within one-month after execution. Monetary gains and losses on these forward contracts are recorded in income each quarter and are generally offset by the transaction gains and losses related to their net asset positions. The notional values and the net fair value of these outstanding contracts are as follows (in millions):

	September 29, 2018		December 31, 2017
Notional balance of outstanding contracts:
British Pound/U.S. Dollar		£7		£13
Euro/U.S. Dollar		€—		€108
British Pound/Euro		£—		£5
Canadian Dollar/U.S. Dollar		$2		$12
Czech Koruna/U.S. Dollar	Kč		Kč	361
Brazilian Real/U.S. Dollar	R$	—	R$	34
Australian Dollar/U.S. Dollar	A$	26	A$	55
Swedish Krona/U.S. Dollar	kr	—	kr	13
Japanese Yen/U.S. Dollar		¥166		¥151
Singapore Dollar/U.S. Dollar	S$	6	S$	4
Mexican Peso/U.S. Dollar	Mex$	124	Mex$
Chinese Yuan/U.S. Dollar		¥59	¥
Net fair value of asset (liability) of outstanding contracts		$1		$(2)

The Company has significantly reduced the use of non-designated forward contracts to manage Euro exposure in the current period. In August 2018, the Company made a Euro denominated borrowing on the Revolving Credit Facility. See Note 9, Long-Term Debt. The Euro borrowing will predominately function as the hedge on the Euro exposure.

Interest Rate Risk Management
The Company’s debt consists of borrowings under two term loans (“Term Loan A” and “Term Loan B”), the Revolving Credit Facility and the receivables financing facility which bear interest at variable rates plus an applicable margin. See Note 9, Long-Term Debt. As a result, the Company is exposed to market risk associated with the variable interest rate payments on the term loans, revolving credit facility and receivables financing facility.

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

The Company previously had a floating-to-fixed interest rate swap, which was designated as a cash flow hedge. This swap was terminated and hedge accounting treatment was discontinued in 2014. The terminated swap has approximately $3 million remaining to be amortized through AOCI on the Consolidated Balance Sheets and subsequently reclassified into Interest expense, net, on the Consolidated Statements of Operations through June 2021. There was less than $1 million expensed by the Company in the third quarter of 2018 and $1 million expensed for the nine-month period ended September 29, 2018.

The Company has three interest rate swaps related to Term Loan B previously entered into for the purpose of converting floating-rate debt to fixed-rate debt. The first swap was entered into with a syndicated group of commercial banks for the purpose of fixing the interest rate on the Company’s floating-rate debt. The second swap largely offsets the first swap, causing interest payments to again be exposed to rate fluctuations. Neither of these instruments are designated as accounting hedges and changes in fair value are recognized in Interest expense, net on the Consolidated Statements of Operations. The third interest rate swap converting the floating-rate debt to fixed-rate debt was designated as a cash flow hedge and receives hedge accounting treatment. All three swaps have a termination date in June 2021. The Company has determined the third swap to be highly effective. At September 29, 2018, the Company estimated that approximately $1 million in losses on the third swap will be reclassified from AOCI on the Consolidated Balance Sheets into Interest expense, net during the next twelve months.

The interest rate swaps have future maturities consisting of the following notional amounts per year (in millions):

Year 2018	$—
Year 2019	1,344
Year 2020	1,072
Year 2021	1,072
Year 2022	800
Notional balance of outstanding contracts	$4,288

Note 9 Long-Term Debt

The following table summarizes the carrying value of the Company’s long-term debt (in millions):

	September 29, 2018	December 31, 2017
Term Loan B	$695	$1,160
Term Loan A	608	679
Revolving Credit Facility	473	275
Receivables Financing Facility	136	135
Total debt	$1,912	$2,249
Less: Debt issuance costs	(5)	(7)
Less: Unamortized discounts	(7)	(15)
Less: Current portion of long-term debt	(71)	(51)
Total long-term debt	$1,829	$2,176

At September 29, 2018, the future maturities of debt, excluding debt discounts and issuance costs, are as follows (in millions):

2018	$—
2019	153
2020	54
2021	1,705
2022	—
Thereafter	—
Total future maturities of long-term debt	$1,912

The estimated fair value of the Company’s long-term debt approximated $1.9 billion at September 29, 2018 and $2.2 billion at December 31, 2017. These fair value amounts, developed based on inputs classified as Level 2 within the fair value hierarchy, represent the estimated value at which the Company’s lenders could trade its debt within the financial markets and does not represent the settlement value of these long-term debt liabilities to the Company. The fair value of the long-term debt will continue to vary each period based a number of factors including fluctuations in market interest rates, as well as changes to the Company’s credit ratings.

Credit Facilities
On May 31, 2018, the Company entered into Amendment No.1. to the Amended and Restated Credit Agreement (“Amendment No. 1”). Amendment No. 1 replaced the existing Term Loan A with a new Term Loan A (“Amended Term Loan A”) of $670 million and increased the existing revolving credit facility from $500 million to $800 million (“Revolving Credit Facility”). Additionally, Amendment No. 1 provides for the capacity to make Euro denominated draws on the Revolving Credit Facility. As part of the Amendment No. 1, the Company entered into a partial early debt termination of $300 million and repricing of Term Loan B. Amendment No. 1 lowered the index rate spread for LIBOR loans from LIBOR + 200 bp to LIBOR + 175 bp.

In accounting for the impact of Amendment No. 1, the Company applied the provisions of ASC Subtopic 470-50, Modifications and Extinguishments (“ASC 470-50”), which resulted in the second quarter results including approximately $6 million in non-

cash accelerated amortization of debt issuance costs and approximately $1 million of one-time pretax charges related to third party fees associated with the amendments, which are reflected as a component of Interest expense, net within the Company’s Consolidated Statements of Operations.

In addition, the issuance of Amended Term Loan A and the increase to the Revolving Credit Facility resulted in $2 million of one-time third party fees for arranger, legal, and other services, which were capitalized and will be amortized over the term of the credit facilities.

As of September 29, 2018, the Term Loan A interest rate was 3.99%, and the Term Loan B interest rate was 4.06%. Borrowings under Term Loan A and B bear interest at a variable rate. Term Loan B borrowings are subject to a floor of 2.75%. Interest payments are payable monthly or quarterly on Term Loan A and quarterly on Term Loan B. The Company has entered into interest rate swaps to manage interest rate risk on Term Loan B. See Note 8, Derivative Instruments.

Amendment No. 1 also requires the Company to prepay certain amounts in the event of certain circumstances or transactions. The Company may make prepayments against the Term Loans, in whole or in part, without premium or penalty. Under Amendment No. 1, Term Loan A will mature on July 27, 2021 and Term Loan B will mature on October 27, 2021.

The Revolving Credit Facility is available for working capital and other general corporate purposes including letters of credit. As of September 29, 2018, the Company had issued letters of credit totaling $5 million, which reduced funds available for other borrowings under the agreement to $795 million. Borrowings bear interest at a variable rate plus an applicable margin. As of September 29, 2018, the Revolving Credit Facility had an average interest rate of 3.45%. Interest payments are payable monthly or quarterly for the Revolving Credit Facility. In August 2018, the Company made a Euro denominated draw on the Revolving Credit Facility. The Revolving Credit Facility will mature and the related commitments will terminate on July 27, 2021.

Receivables Financing Facility
In December 2017, the Company entered into a receivables financing facility with a financial institution that has a borrowing limit of up to $180 million. As collateral, the Company pledges a perfected first-priority security interest in its domestically originated accounts receivable. The Company has accounted for transactions under this receivable financing facility as secured borrowings.

At September 29, 2018, the Company’s Consolidated Balance Sheets included $427 million of receivables that were pledged under the receivables financing facility, of which $136 million had been borrowed. Borrowings bear interest at a variable rate plus an applicable margin. As of September 29, 2018, the receivables financing facility had an average interest rate of 3.07% and requires monthly interest payments. The receivables financing facility will mature on November 29, 2019.

Both the Revolving Credit Facility and receivables financing facility include terms and conditions that limit the incurrence of additional borrowings and require that certain financial ratios be maintained at designated levels.

On September 29, 2018, the Company was in compliance with all debt covenants.

Note 10 Commitments and Contingencies

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

The following table is a summary of the Company’s accrued warranty obligation (in millions):

	Nine Months Ended
	September 29, 2018	September 30, 2017
Balance at the beginning of the period	$18	$21
Warranty expense	25	21
Warranty payments	(23)	(23)
Balance at the end of the period	$20	$19

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

In connection with the acquisition of the Enterprise business from Motorola Solutions, Inc., the Company acquired Symbol Technologies, Inc., a subsidiary of Motorola Solutions (“Symbol”). A putative federal class action lawsuit, Waring v. Symbol Technologies, Inc., et al., was filed on August 16, 2005 against Symbol Technologies, Inc. and two of its former officers in the United States District Court for the Eastern District of New York by Robert Waring. After the filing of the Waring action, several additional purported class actions were filed against Symbol and the same former officers making substantially similar allegations (collectively, “the New Class Actions”). The Waring action and the New Class Actions were consolidated for all purposes and on April 26, 2006, the Court appointed the Iron Workers Local # 580 Pension Fund as lead plaintiff and approved its retention of lead counsel on behalf of the putative class. At a mediation held on March 15, 2018, the parties reached an agreement in principle to settle the matter, and Zebra reached agreements with certain of its insurers to fund the settlement and therefore, no amounts have been recorded. On October 30, 2018, the Court entered the Final Judgment Approving Class Action Settlement and Order of Dismissal with Prejudice.

Unclaimed Property Voluntary Disclosure Agreement (“VDA”) and Audits: The Company is currently under audit by several states related to its reporting of unclaimed property liabilities. Additionally, in December 2017, the Company entered into a VDA with the State of Delaware. The Company has engaged an outside consultant to facilitate the assessment of the estimated liability that may result from these activities. As of September 29, 2018, the Company does not expect these unclaimed property audits to have a material impact on its results of operations.

Note 11 Income Taxes

The Company’s effective tax rates for the three-month and nine-month periods ended September 29, 2018 were 11.2% and 18.6%, respectively. The variances from the 2018 federal statutory rate of 21% for the three and nine months ended September 29, 2018 were attributable to the effect of lower tax rates in foreign jurisdictions and the generation of tax credits. These benefits were partially offset by increases related to foreign earnings subject to U.S. taxation, the U.S. impact of the Enterprise acquisition and certain discrete items. The discrete items included the favorable impacts of share-based compensation, adjustments to the one-time transition tax related to the Tax Cuts and Jobs Act enacted in December 2017 (“U.S. Tax Reform” or “the Act”) offset by audit settlements with the U.S. Internal Revenue Service for fiscal years 2013, 2014, and 2015 and an increase in uncertain tax positions resulting from interpretative guidance issued during the second quarter of 2018.

In the prior year, the effective tax rates for the three and nine-month periods ended September 30, 2017 were (71.4)% and (30.0)%, respectively. The variances from the 2017 federal statutory rate of 35% for the three and nine months ended September 30, 2017 were attributable to pre-tax losses in the U.S., lower tax rates in foreign jurisdictions, the generation of tax credits, and the impact of certain discrete items, which were partially offset by the U.S. impact of the Enterprise acquisition and state deferred tax expense due to changes in our business operations. The discrete items included the favorable impacts of share-based compensation as well as benefits associated with an intercompany sale of intellectual property and a rate decrease in Singapore.

The Company earns a significant amount of its operating income outside of the U.S. The Company’s policy considers its U.S. investment in directly-owned foreign affiliates to be indefinitely reinvested. Under the Act, future remittance of dividends from foreign subsidiaries to the U.S. parent will generally no longer be subject to U.S. tax when repatriated, but may be subject to withholding taxes of the payor affiliate country. Additionally, gains and losses on taxable dispositions of U.S.-owned foreign affiliates continue to be subject to U.S. tax.

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

As part of the purchase price allocation of the stock acquisition of Xplore in the current period, the Company recorded $2 million in deferred tax assets associated with the difference between fair market value of the net assets acquired and carry-over tax basis. See Note 5 Business Acquisition.

Uncertain Tax Positions
During the third quarter of 2018, the Company settled the U.S. income tax audits for fiscal years 2013, 2014, and 2015. The settlement resulted in an incremental $2 million income tax expense including the reversal of $12 million in previously recorded unrecognized tax benefits. During the nine months ended September 29, 2018, the Company recorded a $14 million charge related to increases in income tax uncertainties for prior year tax positions, including interest and penalties. The Company is currently undergoing a UK income tax audit for fiscal years 2012 and 2014. Fiscal years 2004 through 2017 remain open to examination by multiple foreign and U.S. state taxing jurisdictions. The Company continues to believe its tax positions are supportable, however, the Company anticipates that $22 million of uncertain tax benefits may be disallowed within the next twelve months and has reflected this liability as current within the Company’s Consolidated Balance Sheets. Due to uncertainties in any tax audit or litigation outcome, the Company’s estimates of the ultimate settlement of uncertain tax positions may change and the actual tax benefits may differ significantly from the estimates.

Impact of U.S. Tax Reform
Enacted on December 22, 2017, the Act reduced the U.S. federal corporate tax rate from 35% to 21%, and requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred. Based on current operations, we estimate that the Company is subject to the Global Intangible Low-Taxed Income and the Deduction for Foreign-Derived Intangible Income provisions of the Act. We estimate that the new limitations which defer U.S. interest deductions in excess of 30% of Adjusted Taxable Income are not applicable. Additionally, the Company is no longer able to deduct performance-based compensation for its covered employees which exceeds the limitation under Internal Revenue Code Section 162(m). These impacts are included in the calculation of our annual estimated effective tax rate.

The Company has updated its calculation of the one-time transition tax to a total liability of $34 million and recorded a $3 million benefit in the nine-month period ended September 29, 2018. The Company utilized a total of $27 million of available net operating losses, research and developments credits, alternative minimum tax credits, and foreign tax credits resulting in a liability of $7 million.

At September 29, 2018, in addition to the one-time transition tax, we continue to analyze the final impacts related to performance-based compensation for covered employees as well as accounting for the state income tax effects of enactment of the Act. The Company remeasured U.S. deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. However, the remeasurement of deferred taxes requires further analysis regarding the state tax impacts.

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

Earnings per share (in millions, except share data):

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Basic:
Net income (loss)	$127	$(12)	$306	$13
Weighted-average shares outstanding	53,740,174	52,220,868	53,516,859	52,964,066
Basic earnings per share	$2.37	$(0.23)	$5.72	$0.25

Diluted:
Net income (loss)	$127	$(12)	$306	$13
Weighted-average shares outstanding	53,740,174	52,220,868	53,516,859	52,964,066
Dilutive shares	684,706	—	720,694	667,433
Diluted weighted-average shares outstanding	54,424,880	52,220,868	54,237,553	53,631,499
Diluted earnings per share	$2.34	$(0.23)	$5.64	$0.25

Anti-dilutive options to purchase common shares are excluded from diluted earnings per share calculations. Anti-dilutive options consist primarily of stock appreciation rights (“SARs”) with an exercise price greater than the average market closing price of the Class A common stock. There were 1,139 and 914,183 anti-dilutive options for the three-month periods ended September 29, 2018 and September 30, 2017, respectively. There were 87,458 and 687,831 anti-dilutive options for the nine-month periods ended September 29, 2018 and September 30, 2017, respectively.

Note 13 Accumulated Other Comprehensive Income (Loss)

Stockholders’ equity includes certain items classified as Accumulated other comprehensive income (loss), including:

•
Unrealized gain (loss) on anticipated sales hedging transactions relates to derivative instruments used to hedge the exposure related to currency exchange rates for forecasted Euro sales. These hedges are designated as cash flow hedges, and the Company defers income statement recognition of gains and losses until the hedged transaction occurs. See Note 8, Derivative Instruments for more details.

•
Unrealized (loss) gain on forward interest rate swaps hedging transactions refers to the hedging of the interest rate risk exposure associated with the variable rate commitment entered into for the Enterprise Acquisition. See Note 8, Derivative Instruments for more details.

•
Foreign currency translation adjustments relate to the Company’s non-U.S. subsidiary companies that have designated a functional currency other than the U.S. dollar. The Company is required to translate the subsidiary functional currency financial statements to dollars using a combination of historical, period-end, and average foreign exchange rates. This combination of rates creates the foreign currency translation adjustment component of Accumulated other comprehensive income (loss).

The components of Accumulated other comprehensive income (loss) (“AOCI”) for the nine months ended September 29, 2018 and September 30, 2017 are as follows (in millions):

	Unrealized gain (loss) on sales hedging	Unrealized (loss) gain on forward interest rate swaps	Currency translation adjustments	Total
Balance at December 31, 2016	$6	$(15)	$(36)	$(45)
Other comprehensive (loss) income before reclassifications	(22)	(2)	2	(22)
Amounts reclassified from AOCI(1)	4	6	—	10
Tax benefit (expense)	3	(1)	—	2
Other comprehensive (loss) income	(15)	3	2	(10)
Balance at September 30, 2017	$(9)	$(12)	$(34)	$(55)

Balance at December 31, 2017	$(9)	$(9)	$(34)	$(52)
Other comprehensive income (loss) before reclassifications	27	7	(7)	27
Amounts reclassified from AOCI(1)	(1)	3	—	2
Tax (expense)	(4)	(2)	—	(6)
Other comprehensive income (loss)	22	8	(7)	23
Balance at September 29, 2018	$13	$(1)	$(41)	$(29)

(1) See Note 8, Derivative Instruments regarding timing of reclassifications on forward interest rate swaps and sales hedges.

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

Financial information by segment is presented as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Net sales:
AIT	$353	$325	$1,056	$960
EVM	739	611	2,025	1,739
Total segment net sales	1,092	936	3,081	2,699
Corporate, eliminations (1)	—	(1)	—	(3)
Total net sales	$1,092	$935	$3,081	$2,696
Operating income:
AIT(3)	$81	$64	$241	$199
EVM(3)	117	86	279	204
Total segment operating income	198	150	520	403
Corporate, eliminations (2)	(36)	(59)	(89)	(214)
Total operating income	$162	$91	$431	$189

(1)	Amounts included in Corporate, eliminations consist of purchase accounting adjustments related to the Enterprise Acquisition.

(2)	Amounts included in Corporate, eliminations consist of purchase accounting adjustments, amortization of intangible assets, acquisition and integration costs, and exit and restructuring costs.

(3)
During 2018, the Company revised its methodology for allocating certain operating expenses across its two reportable segments to more accurately reflect where these operating costs are being incurred. The reallocations relate primarily to facilities, information technology, marketing and human resources expenses. All periods are presented on a comparable basis and reflect these changes. There was no impact to the Consolidated Financial Statements as a result of these reallocations.

Information regarding the Company’s operations by geographic area is contained in the following table. These amounts are reported in the geographic area of the destination of the final sale.

Net sales to customers by geographic region were as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Europe, Middle East and Africa	$348	$306	$1,034	$872
Latin America	62	58	175	168
Asia-Pacific	140	119	389	350
North America	542	452	1,483	1,306
Total Net sales	$1,092	$935	$3,081	$2,696

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

Geographic Information. For the nine-months ended September 29, 2018, the Company recorded $3,081 million of Net sales in its Consolidated Statements of Operations, of which approximately 48% were attributable to North America; approximately 34% were attributable to EMEA; and other foreign locations accounted for the remaining 18%.

Acquisition
On August 14, 2018, the Company completed its tender offer to acquire outstanding common stock of Xplore Technologies Corporation (“Xplore”) for $6.00 per share. In connection with this acquisition, the Company paid $87 million in cash during the third quarter of 2018, which included, $72 million for the net assets acquired, a $9 million payment of Xplore debt as well as $6 million of other Xplore transaction-related obligations. The operating results of Xplore are included within our EVM segment beginning August 14, 2018 contributing approximately 0.8% to our third quarter consolidated Net sales growth. The Xplore acquisition was accounted for under the acquisition method of accounting for business combinations and the preliminary opening balance sheet is included in the Company’s Consolidated Balance Sheet at September 29, 2018.

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

U.S. Tax Reform
Enacted on December 22, 2017, the Tax Cuts and Jobs Act (“U.S. Tax Reform” or “the Act”) reduced the U.S. federal corporate tax rate from 35% to 21%, and requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred. Based on current operations, we estimate that the Company is subject to the Global Intangible Low-Taxed Income and the Deduction for Foreign-Derived Intangible Income provisions of the Act. We estimate that the new limitations which defer U.S. interest deductions in excess of 30% of Adjusted Taxable Income are not applicable. Additionally, the Company is no longer able to deduct performance-based compensation for its covered employees which exceeds the limitation under Internal Revenue Code Section 162(m). These impacts are included in the calculation of our annual estimated effective tax rate.

During 2018, the Company has updated its calculation of the one-time transition tax and recorded a $10 million and $3 million benefit to income tax expense for the three and nine-month periods ended September 29, 2018, respectively.

Results of Operations

Consolidated Results of Operations

The following tables present key statistics for the Company’s operations for the three and nine-months ended September 29, 2018 and September 30, 2017, respectively (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	September 29, 2018	September 30, 2017	$ Change	% Change	September 29, 2018	September 30, 2017	$ Change	% Change
Net sales	$1,092	$935	$157	16.8%	$3,081	$2,696	$385	14.3%
Gross profit	505	429	76	17.7%	1,442	1,241	201	16.2%
Operating expenses	343	338	5	1.5%	1,011	1,052	(41)	(3.9)%
Operating income	$162	$91	$71	78.0%	$431	$189	$242	128.0%
Gross margin	46.2%	45.9%			46.8%	46.0%

Net sales to customers by geographic region were as follows (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	September 29, 2018	September 30, 2017	$ Change	% Change	September 29, 2018	September 30, 2017	$ Change	% Change
EMEA	$348	$306	$42	13.7%	$1,034	$872	$162	18.6%
Latin America	62	58	4	6.9%	175	168	7	4.2%
Asia-Pacific	140	119	21	17.6%	389	350	39	11.1%
Total International	550	483	67	13.9%	1,598	1,390	208	15.0%
North America	542	452	90	19.9%	1,483	1,306	177	13.6%
Total net sales	$1,092	$935	$157	16.8%	$3,081	$2,696	$385	14.3%

Operating expenses are summarized below (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	September 29, 2018	September 30, 2017	$ Change	% Change	September 29, 2018	September 30, 2017	$ Change	% Change
Selling and marketing	$120	$113	$7	6.2%	$361	$336	$25	7.4%
Research and development	113	96	17	17.7%	323	291	32	11.0%
General and administrative	75	71	4	5.6%	239	214	25	11.7%
Amortization of intangible assets	25	49	(24)	(49.0)%	71	151	(80)	(53.0)%
Acquisition and integration costs	6	4	2	50.0%	8	50	(42)	(84.0)%
Exit and restructuring costs	4	5	(1)	(20.0)%	9	10	(1)	(10.0)%
Total operating expenses	$343	$338	$5	1.5%	$1,011	$1,052	$(41)	(3.9)%

Consolidated Organic Net sales growth:

	Three Months Ended	Nine Months Ended
	September 29, 2018	September 29, 2018
Reported GAAP Consolidated Net sales growth	16.8%	14.3%
Adjustments:
Impact of foreign currency translation (1)	(0.9)%	(2.1)%
Impact of Xplore acquisition (2)	(0.8)%	(0.3)%
Consolidated Organic Net sales growth	15.1%	11.9%

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

(2)
For purposes of computing Organic Net Sales, amounts directly attributable to the Xplore acquisition (included in our consolidated results beginning August 14, 2018) will be excluded for 12-months following the acquisition date.

Third quarter 2018 compared to third quarter 2017

Net sales increased by $157 million or 16.8% compared with the prior year period, reflecting growth across all regions, most notably in North America, EMEA, and Asia-Pacific. The increase in Net sales was primarily due to higher sales of mobile computing and barcode printing products. Net sales growth was also positively impacted by currency changes, primarily in the EMEA region, as well as the inclusion of Xplore. Consolidated Organic Net Sales growth was 15.1%.

Gross margin increased to 46.2% in the current period compared to 45.9% in the prior year period. Gross margin improvement included favorable foreign currency changes and was driven by higher AIT margins primarily due to favorable business mix. EVM margins were in-line with the prior year period.

Operating expenses for the quarter ended September 29, 2018 and September 30, 2017, were $343 million and $338 million, or 31.4% and 36.1% of net sales, respectively. The increase in Operating expenses was primarily due to higher compensation costs, including the impact of higher incentive-based compensation associated with financial performance, investments to accelerate organic growth as well as inclusion of Xplore expenses. These increases were partially offset by lower intangible asset amortization expense relating to certain assets that became fully amortized in the third quarter of fiscal 2017.

Operating income increased 78.0% to $162 million for the current period compared to $91 million for the prior year period. The increase was due to higher Net sales and Gross profit, which was partially offset by higher Operating expenses.

Total Other expenses, net was $19 million for the quarter ended September 29, 2018, as compared to $98 million in the prior year quarter. The decrease was primarily due to the prior year results including $62 million of early debt extinguishment costs and $6 million of debt modification expenses, with the current year period results benefiting from lower outstanding debt and interest rates as well as a $5 million increase in interest rate swap gains.

In the quarter ending September 29, 2018, the Company recognized tax expense of $16 million compared to an expense of $5 million for the prior year quarter. The Company’s effective tax rates for the three-month periods ended September 29, 2018 and September 30, 2017 were 11.2% and (71.4)%, respectively. The increase in tax expense for the current quarter is primarily due to increased pre-tax income and discrete tax items offset by the impacts of U.S. Tax Reform.

Year to date 2018 compared to year to date 2017

Net sales increased by $385 million or 14.3% compared with the prior year period, reflecting growth across all regions, most notably North America, EMEA and Asia-Pacific. The increase in Net sales was primarily due to higher sales of mobile computing, barcode printing and data capture products. Net sales growth was also positively impacted by currency changes, primarily in the EMEA region, as well as the inclusion of Xplore. Consolidated Organic Net Sales growth was 11.9%.

Gross margin increased to 46.8% in the current period compared to 46.0% in the prior year period. Gross margin improvement included favorable foreign currency changes and was driven by higher margins in both the EVM and AIT segments primarily due to operational efficiencies as well as favorable business mix.

Operating expenses for the period ended September 29, 2018 and September 30, 2017, were $1,011 million and $1,052 million, or 32.8% and 39.0% of net sales, respectively. The reduction in Operating expenses was primarily due to lower intangible asset amortization expense and acquisition and integration charges being partially offset by higher compensation costs, including the impact of higher incentive-based compensation associated with financial performance, a $13 million pretax charge related to a legal settlement included within general and administrative expense in the current year as well as investments to accelerate organic growth. The lower amortization expense results from certain assets that became fully amortized in the third quarter of fiscal 2017. Additionally, the Company had lower acquisition and integration charges in the current period compared to the prior year period as a result of completing of the Enterprise business integration activities during the first quarter of fiscal 2018.

Operating income increased 128.0% to $431 million for the current period compared to $189 million for the prior year period. The increase was primarily due to higher Net sales and Gross profit and lower Operating expenses.

Total Other expenses, net was $55 million for the period ended September 29, 2018, as compared to $179 million in the prior year period. The decrease was primarily due to the prior year results including $62 million of early debt extinguishment costs and $6 million of debt modification expenses, with the current year results benefiting from lower outstanding debt and interest rates as well as a $22 million increase in interest rate swap gains.

For the nine-months ending September 29, 2018, the Company recognized a tax expense of $70 million compared to a benefit of $3 million for the prior year period. The Company’s effective tax rates for the nine-month periods ended September 29, 2018 and September 30, 2017 were 18.6% and (30.0)%, respectively. The increase in tax expense in 2018 versus the prior year is primarily due to increased pre-tax income and discrete tax items offset by the impacts of U.S. Tax Reform.

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

Asset Intelligence & Tracking Segment (“AIT”)
(in millions, except percentages)

	Three Months Ended				Nine Months Ended
	September 29, 2018	September 30, 2017	$ Change	% Change	September 29, 2018	September 30, 2017	$ Change	% Change
Net sales	$353	$325	$28	8.6%	$1,056	$960	$96	10.0%
Gross profit	172	154	18	11.7%	528	471	57	12.1%
Operating expenses	91	90	1	1.1%	287	272	15	5.5%
Operating income	$81	$64	$17	26.6%	$241	$199	$42	21.1%
Gross margin	48.7%	47.4%			50.0%	49.1%

AIT Organic Net sales growth:

	Three Months Ended	Nine Months Ended
	September 29, 2018	September 29, 2018
AIT Reported GAAP Net sales growth	8.6%	10.0%
Adjustments:
Impact of foreign currency translations (1)	(0.5)%	(1.9)%
AIT Organic Net sales growth	8.1%	8.1%

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

Third quarter 2018 compared to third quarter 2017

Net sales for AIT increased $28 million or 8.6% compared to the prior year period. The increase in Net sales was primarily due to higher sales of barcode printing products. Barcode printer growth was broad based across all major product lines and primarily within North America and Asia-Pacific regions. Net sales growth was also positively impacted by currency changes, primarily in the EMEA region. AIT Organic Net Sales growth was 8.1%.

Gross margin increased to 48.7% in the current period compared to 47.4% in the prior year period primarily due to favorable product mix, operational efficiencies and the positive impact of currency changes.

Operating income for the period increased 26.6% primarily due to higher Net sales and Gross profit.

Year to date 2018 compared to year to date 2017

Net sales for AIT increased $96 million or 10.0% compared to the prior year period. The increase in Net sales was primarily due to higher sales of barcode printing products. Barcode printer growth was broad based across all major product lines and primarily within North America, EMEA, and Asia-Pacific regions. Net sales growth was also positively impacted by currency changes, primarily in the EMEA region. AIT Organic Net sales growth was 8.1%.

Gross margin increased to 50.0% in the current period compared to 49.1% for the prior year period. The increase was primarily driven by favorable product mix, operational efficiencies and the favorable impact of currency changes.

Operating income for the current period increased 21.1% primarily due to higher Net sales and Gross profit that were partially offset by higher Operating expenses.

Enterprise Visibility & Mobility Segment (“EVM”)
(in millions, except percentages)

	Three Months Ended				Nine Months Ended
	September 29, 2018	September 30, 2017	$ Change	% Change	September 29, 2018	September 30, 2017	$ Change	% Change
Net sales	$739	$611	$128	20.9%	$2,025	$1,739	$286	16.4%
Gross profit	334	276	58	21.0%	915	773	142	18.4%
Operating expenses	217	190	27	14.2%	636	569	67	11.8%
Operating income	$117	$86	$31	36.0%	$279	$204	$75	36.8%
Gross margin	45.2%	45.2%			45.2%	44.5%

EVM Organic Net sales growth:

	Three Months Ended	Nine Months Ended
	September 29, 2018	September 29, 2018
EVM Reported GAAP Net sales growth	20.9%	16.4%
Adjustments:
Impact of foreign currency translation (1)	(0.9)%	(2.1)%
Impact of Xplore acquisition (2)	(1.2)%	(0.4)%
EVM Organic Net sales growth	18.8%	13.9%

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

(2)
For purposes of computing Organic Net Sales, amounts directly attributable to the Xplore acquisition (included in our consolidated results beginning August 14, 2018) will be excluded for 12-months following the acquisition date.

Third quarter 2018 compared to third quarter 2017

Net sales for EVM increased $128 million or 20.9% compared to prior year period. The increase in Net sales was primarily attributable to strong global sales in mobile computing products. Net sales growth was also positively impacted by currency changes, primarily in the EMEA region, as well as the inclusion of Xplore. EVM Organic Net Sales growth was 18.8%.

Gross margin was 45.2% in both the current and the prior year periods. The benefits from operational efficiencies and the positive impact of currency changes were offset by the impact of lower-margin large orders as well as the inclusion of Xplore.

Operating income for the current period increased 36.0% due to higher Net sales and Gross profit that were partially offset by higher Operating expenses.

Year to date 2018 compared to year to date 2017

Net sales for EVM increased $286 million or 16.4% compared to prior year period. The increase in Net sales was primarily attributable to strong global sales of mobile computing products as well as data capture products in the North America and Asia-Pacific regions. Net sales growth was also positively impacted by currency changes, primarily in the EMEA region, as well as the inclusion of Xplore. EVM Organic Net Sales growth was 13.9%.

Gross margin increased to 45.2% in the current period as compared to 44.5% in the prior year period. The increase was primarily due to favorable product mix, operational efficiencies, and the positive impact of currency changes, which were partially offset by the impact of lower-margin large orders.

Operating income for the current period increased 36.8% due to higher Net sales and Gross profit that were partially offset by higher Operating expenses.

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

	Nine Months Ended
Cash flows provided by (used in) from:	September 29, 2018	September 30, 2017	$ Change	% Change
Operating activities	$460	$210	$250	119.0%
Investing activities	(120)	(37)	(83)	224.3%
Financing activities	(351)	(237)	(114)	48.1%
Effect of exchange rates on cash	(6)	(4)	(2)	50.0%
Net decrease in cash and cash equivalents	$(17)	$(68)	$51	(75.0)%
The change in the Company’s cash and cash equivalents balance as of September 29, 2018 is reflective of the following:

•
Cash flow provided by operating activities increased by $250 million compared to the prior year period. The increase was primarily due to higher net income, lower cash payments for interest and income taxes as well as improved inventory management and favorable timing of accounts payable, that was partially offset by timing of accounts receivable collections.

•	The increase in net cash used in investing activities was driven by cash payments for the net assets of the Xplore acquisition and higher capital expenditures.

•
Net cash used in financing activities during the nine-month period ended September 29, 2018 consisted primarily of net debt repayments of $346 million compared to $236 million (including $49 million of debt extinguishment payments) in the nine-month period ended September 30, 2017.

Credit Facilities
The Company’s debt includes borrowings under Term Loan A, Term Loan B and a multi-currency Revolving Credit Facility, all maturing July 27, 2021. Borrowings under each instrument bear interest at a variable rate for which the Company has entered into interest rate swap contracts to manage interest rate risk exposure. As of September 29, 2018, borrowings under Term Loan A, Term Loan B, and the Revolving Credit Facility were $608 million, $695 million, and $473 million, respectively. All borrowings under the credit facilities as of September 29, 2018 were denominated in US Dollars, with the exception of €92 million under the Revolving Credit Facility. The average interest rates as of September 29, 2018 for Term Loan A, Term Loan B, and the Revolving Credit Facility were 3.99%, 4.06%, and 3.45%, respectively. The Company is required to prepay certain amounts in the event of certain circumstances or transactions. The Company may make prepayments against the Term Loans, in whole or in part, without premium or penalty. See Note 8 Derivative Instruments and Note 9 Long-Term Debt.

Receivables Financing Facility
In December 2017, the Company entered into a receivables financing facility with a financial institution that has a borrowing limit of up to $180 million that will mature on November 29, 2019. As collateral, the Company pledges a perfected first-

priority security interest in its domestically originated accounts receivable. Borrowings bear interest at a variable rate and are accounted for as secured borrowings. As of September 29, 2018, the receivables financing facility had an average interest rate of 3.07% and the Company’s Consolidated Balance Sheets included $427 million of receivables that were pledged, of which $136 million in US Dollars had been borrowed.

Both the Revolving Credit Facility and receivables financing facility include terms and conditions that limit the incurrence of additional borrowings and require that certain financial ratios be maintained at designated levels. As of September 29, 2019, the Company was in compliance with all debt covenants.

Significant Customers

The net sales to significant customers as a percentage of total net sales were as follows:

	Nine Months Ended
	September 29, 2018			September 30, 2017
	AIT	EVM	Total	AIT	EVM	Total
Customer A	6.2%	14.0%	20.2%	6.5%	14.8%	21.3%
Customer B	6.1%	7.6%	13.7%	6.3%	6.8%	13.1%
Customer C	5.5%	9.9%	15.4%	5.2%	8.5%	13.7%

At September 29, 2018, the Company has three customers that each accounted for more than 10% of outstanding accounts receivable. These customers accounted for 26.1%, 22.1%, and 20.7% of outstanding accounts receivable, respectively. No other customer accounted for 10% or more of total net sales during these periods. The customers disclosed above are distributors (i.e. not end users) of the Company’s products.

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
There were no material changes in the Company’s market risk during the quarter ended September 29, 2018. For additional information on market risk, refer to the “Quantitative and Qualitative Disclosures About Market Risk” section of the Form 10-K for the year ended December 31, 2017.

In the normal course of business, portions of the Company’s operations are subject to fluctuations in currency values. The Company manages these risks using derivative financial instruments. See Note 8, Derivative Instruments to the Note to Consolidated Financial Statements included in this report for further discussion of derivative instruments.

Item 4.	Controls and Procedures

Management’s Report on Disclosure Controls

Our management is responsible for establishing and maintaining adequate disclosure controls as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management assessed the effectiveness of our disclosure controls as of September 29, 2018. Based on this assessment and those criteria, our management believes that, as of September 29, 2018, our disclosure controls are effective.

Changes in Internal Controls over Financial Reporting
During the third quarter ended September 29, 2018, there have been no changes in our internal controls that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
See Note 10, Commitments and Contingencies to the Consolidated Financial Statements included in this report.

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

The impact of changes in customs duties and trade policies in the United States and corresponding actions by other countries in which the Company does business could adversely affect our financial performance. The U.S. government has imposed customs duties on various imports from China that are intended to address trade imbalances. In response to such actions, China has instituted customs duties on certain U.S. goods, and both of these actions will result in increased customs duties. The Company imports a significant percentage of our products into the United States and China, and an increase in customs duties with respect to these imports could negatively impact the Company’s financial performance. Such customs duties also may cause the U.S.’ trading partners, other than China, to take actions with respect to U.S. imports or U.S. investment activities in their respective countries. Any potential changes in trade policies in the United States and the potential corresponding actions by other countries in which the Company does business could adversely affect the Company’s financial performance. Given the level of uncertainty over which provisions will be enacted, the Company cannot predict with certainty the impact of the proposals.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Treasury Shares

We did not purchase shares of Zebra Class A common stock during the period ending September 29, 2018 as part of the purchase plan program.

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

101
The following financial information from Zebra Technologies Corporation Quarterly Report on Form 10-Q, for the quarter ended September 29, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the consolidated balance sheets; (ii) the consolidated statements of operations; (iii) the consolidated statements of comprehensive income (loss); (iv) the consolidated statements of cash flows; and (v) notes to consolidated financial statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZEBRA TECHNOLOGIES CORPORATION

Date: November 6, 2018	By:	/s/ Anders Gustafsson
Anders Gustafsson
Chief Executive Officer

Date: November 6, 2018	By:	/s/ Olivier Leonetti
Olivier Leonetti
Chief Financial Officer