Form 10-K
period 2018-12-31
ZEBRA TECHNOLOGIES CORP
filed 2019-02-14
CIK 877212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

The aggregate market value of the shares of Class A Common Stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock as of the last business day of the registrant’s most recently completed second quarter, was $7.6 billion.
As of February 7, 2019, there were 53,870,497 shares of Class A Common Stock, par value $.01 per share, outstanding.
Documents Incorporated by Reference
Certain sections of the registrant’s Notice of Annual Meeting of Stockholders and Proxy Statement for its Annual Meeting of Stockholders to be held on May 16, 2019, are incorporated by reference into Part III of this report, as indicated herein.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES

PART I
References in this document to “the Company,” “we,” “us,” or “our” refer to Zebra Technologies Corporation and its subsidiaries, unless the context specifically indicates otherwise.
Safe Harbor
Forward-looking statements contained in this filing are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995 and are highly dependent upon a variety of important factors, which could cause actual results to differ materially from those expressed or implied in such forward-looking statements. When used in this document and documents referenced, the words “anticipate,” “believe,” “intend,” “estimate,” “will,” and “expect” and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements but are not the exclusive means of identifying these statements. The forward-looking statements include, but are not limited to, the Company’s financial outlook for the first quarter and full year of 2019. These forward-looking statements are based on current expectations, forecasts and assumptions and are subject to the risks and uncertainties inherent in the Company’s industry, market conditions, general domestic and international economic conditions, and other factors. These factors include:

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

•	The Company’s ability to purchase sufficient materials, parts, and components to meet customer demand, particularly considering global economic conditions,

•	The availability of credit and the volatility of capital markets, which may affect our suppliers, customers, and ourselves,

•	Success of integrating acquisitions,

•	Interest rate and financial market conditions,

•	Access to cash and cash equivalents held outside the U.S.,

•	The effect of natural disasters on our business,

•	The impact of changes in foreign and domestic governmental policies, laws, or regulations,

•	The outcome of litigation in which the Company may be involved, particularly litigation or claims related to infringement of third-party intellectual property rights, and

•	The outcome of any future tax matters or tax law changes.
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

We design, manufacture, and sell a broad range of AIDC products, including: mobile computers, barcode scanners, RFID readers, specialty printers for barcode labeling and personal identification, real-time location systems (“RTLS”), related accessories and supplies, such as self-adhesive labels and other consumables, and software utilities and applications. We also provide a full range of services, including maintenance, technical support, repair, managed and professional services, including cloud-based subscriptions. End-users of our products and services include retail and e-commerce, transportation and logistics, manufacturing, health care, hospitality, warehouse and distribution, energy and utilities, government, and education enterprises around the world. We provide our products and services globally through a direct sales force and extensive network of channel partners. We provide products and services in over 180 countries, with 109 facilities and approximately 7,400 employees worldwide.

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

The evolution of the AIDC market toward a more strategically oriented EAI focus is being driven by strong underlying secular trends in technology. These trends include internet of things (“IoT”), cloud-based data analytics, and mobility. The IoT is enabling a proliferation of smart, connected devices. EAI solutions, which include these smart, connected devices, capture a much broader range of information than is possible with traditional AIDC solutions and communicate this information in real-time. Cloud computing and expanded data analytics are allowing enterprises to make better business decisions through improved timeliness and visibility to information and workflows. While traditional AIDC solutions sporadically capture limited amounts of data and populate static enterprise systems, EAI solutions continuously analyze real-time data from many sources to generate actionable insights. Finally, the continued rapid growth of mobile devices and applications are significantly expanding mobile computing use cases to levels of near ubiquity in the enterprise. With this expanded mobility, end-users can consume or act upon dynamic enterprise data and information anytime and anywhere. The broad availability of wireless and internet connectivity also supports the adoption and deployment of the Company’s solutions to enable organizations to collect more data in real-time on the location, movement, and condition of their assets.

Acquisition of Xplore Business
On August 14, 2018, the Company acquired all outstanding equity interests of Xplore Technologies Corporation (“Xplore”), for $87 million in cash, which included, $72 million for the net assets acquired, a $9 million payment of Xplore debt as well as $6 million of other Xplore transaction-related obligations. The Xplore business designs, integrates, markets and sells rugged tablets that are primarily used by industrial, government, and field service organizations. The acquisition of Xplore is intended to expand the Company’s portfolio of mobile computing devices to serve a wider range of customers. See Note 5, Business Acquisition and Divestiture in the Notes to Consolidated Financial Statements.

Disposition
On October 28, 2016, the Company concluded the sale of Extreme Networks, Inc., its wireless LAN (“WLAN”) business, for net proceeds of $39 million. See Note 5, Business Acquisition and Divestiture in the Notes to Consolidated Financial Statements.

Integration of Enterprise Business
In October 2014, the Company acquired the Enterprise business (“Enterprise”), excluding its iDEN or Integrated Digital Enhanced Network Business, from Motorola Solutions, Inc. (“MSI”) for $3.45 billion in cash.

The Company funded the acquisition of Enterprise through a combination of the sale of $1.1 billion senior notes due in 2022, a credit agreement with various lenders that provided a $2.2 billion term loan due in 2021, and cash on hand. In 2017, the Company executed a debt restructuring program to lower its cost of debt, which included amending its credit facilities, establishing a Receivables Financing Facility and fully redeeming the $1.1 billion senior notes. In 2018, the Company executed a second debt restructuring program, which included entering into Amendment No. 1 to the “A&R Credit Agreement” (“Amendment No. 1”) that included an increase to the credit facility and partial extinguishment of the term loan, further lowering the cost of debt. See Note 11, Long-Term Debt in the Notes to Consolidated Financial Statements.

Since closing the acquisition of Enterprise in October 2014, integration activities by the Company have focused on creating “One Zebra” by integrating the operations of Enterprise to create a single business with common sales, service, supply chain, marketing, finance, information technology (“IT”), and other functions. Our integration priorities centered on maintaining business continuity while identifying and implementing cost synergies, operating efficiencies, and integration of functional organizations and processes. Another key focus of the integration was to conclude MSI-provided transition service agreements (“TSAs”) related primarily to IT support services. These TSAs were an interim measure to continue the operations of the Enterprise business without disruption while integration activities were completed.

During 2017, the Company substantially completed its integration activities, including the implementation of a common enterprise resource planning system, associated with the Enterprise acquisition. The Company also exited the TSAs with MSI.

Operations
Our operations consist of two segments: (1) Asset Intelligence & Tracking (“AIT”), comprised of barcode and card printing, location solutions, supplies, and services; and (2) Enterprise Visibility & Mobility (“EVM”), comprised of mobile computing, data capture, RFID, and services.
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

Enterprise Visibility & Mobility
Mobile Computing: We design, manufacture, and sell rugged and enterprise-grade mobile computing products and accessories in a variety of specialized form factors and designs to meet a wide variety of enterprise applications. Industrial applications include inventory management in warehouses and distribution centers; field mobility applications include field service, post and parcel, and direct store delivery; and retail and customer facing applications include e-commerce, omnichannel, mobile point of sale, inventory look-up, and staff collaboration. Our products incorporate both Android™ and Microsoft® Windows® operating systems and support local-area and wide-area voice and data communications. Our mobile computing products often incorporate barcode scanning, global position system (“GPS”) and RFID features, and other sensory capabilities. We also provide related software tools, utilities, and applications.

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

Drive our Enterprise Asset Intelligence vision
We believe that secular technology trends, particularly in IoT, cloud computing, automation, and mobility are transforming our customers’ businesses and our industry and provide us with significant new opportunities to create value for our customers and for the Company. We expect to capitalize on these trends, and in particular the proliferation of smart connected sensors and devices in our core market segments, by providing end-to-end solutions that integrate these sensors and devices with cloud-based workflows and analytics applications. These solutions will enable increased visibility into the enterprise, real-time, actionable information, and improved customer experiences. Our solutions will also increasingly include common features, functions, and user experiences to drive additional competitive differentiation.

Increase our opportunity for growth through expansion in adjacent market segments
We plan to drive growth through expansion, organically or inorganically, in adjacent market segments that share similar technology needs with our core markets. We will focus specifically on segments where our products and solutions, workflow expertise, and customer and industry relationships will enable us to provide significant value to end users.

Enhance financial strength and flexibility
We intend to continue to improve profitability and cash flow generation through operational execution and increased productivity derived from continuous business process improvement, cost management, and focus on working capital efficiency.

Competition
We operate in a highly competitive environment. The need for companies to improve productivity and implement their strategies, as well as the secular trends around IoT, cloud computing, automation, and mobility, are some of the factors that are creating growth opportunities for established and new competitors.

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

Data Capture and RFID: Competitors that provide a broad portfolio of barcode scanning products that are suitable for most global market applications include Datalogic and Honeywell. We also compete against smaller companies that focus on limited product subsets or specific regions, including Fujian Newland and Impinj.

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

Customers
End-users of our products are diversified across a wide variety of industries, including retail and e-commerce, transportation and logistics, manufacturing, and healthcare industries. We have had three customers that each accounted for 10% or more of our Net sales over the past three years. All three of these customers are distributors and not end-users of our products. No end-user has accounted for 10% or more of our Net sales during these years. See Note 18, Segment Information & Geographic Data in the Notes to Consolidated Financial Statements for further information.

	Year Ended December 31,
	2018	2017	2016
Customer A	20.3%	21.3%	20.1%
Customer B	15.7%	14.2%	13.2%
Customer C	14.1%	13.2%	12.4%

Sales and Marketing
Sales: We sell our products, solutions, and services primarily through distributors (two-tier distribution), value added resellers (“VARs”), independent software vendors (“ISVs”), direct marketers, and OEMs. We also sell directly to a select number of customers through our direct sales force. Distributors purchase our products and sell to VARs, ISVs and others, thereby increasing the distribution of our products globally. VARs, ISVs, OEMs, and systems integrators provide customers with a variety of hardware, accessories, software applications, and services. VARs and ISVs typically customize solutions for specific end-user applications using their industry, systems, and applications expertise. Some OEMs resell the Zebra-manufactured products under their own brands as part of their own product offering. Because these sales channels provide specific software, configuration, installation, integration, and support services to end-users within various industry segments, these relationships are highly valued by end-users and allow our products to reach customers in a wide array of industries around the world. We believe that the breadth of our distributor and channel partner network is a competitive differentiator and enhances our ability to compete. Finally, we experience some seasonality in sales, depending upon the geographic region and industry served.

Marketing: Our marketing function aligns closely with sales and product management functions to market our products and to deliver and promote solutions that address the needs of our customers and partners. Our marketing organization includes regional and channel marketing teams that interface closely with customers, partners, and sellers. Our marketing organization also includes teams that support global strategies and communications, including portfolio marketing, digital marketing, marketing operations and communications, and strategic marketing functions.

Manufacturing and Outsourcing
Final assembly of our hardware products is performed by third-parties, including electronics manufacturing services companies (“EMS”) and joint design manufacturers (“JDMs”). Our products are produced primarily in facilities located in China, Mexico, and Brazil. These JDMs or manufacturers produce our products to our design specifications. We maintain control over portions of the supply chain, including supplier selection and price negotiations for key components. The manufacturers purchase the components and subassemblies used in the production of our products. Our products are shipped to regional distribution centers, operated by 3rd party logistics providers (“3PL’s”) or the Company. A portion of products are reconfigured at the distribution centers through firmware downloads, packaging, and customer specific customization before they are shipped to customers. In addition, certain products are manufactured in accordance with procurement regulations and various international trade agreements, and remain eligible for sale to the U.S. government. Production facilities for our supplies products are located in the U.S. and Western Europe. We also supplement our in-house production capabilities with those of third-party manufacturers to offer our supplies, principally in Asia.
Research and Development
The Company devotes significant resources to developing innovative solutions for our target markets and ensuring that our products and services maintain high levels of reliability and provide value to end-users. Research and development expenditures for the years ended 2018, 2017, and 2016 were $444 million, $389 million, and $376 million, or 10.5%, 10.5% and 10.5% of Net sales, respectively. We have more than 1,900 engineers worldwide focused on strengthening and broadening our extensive portfolio of products and solutions.
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
Intellectual Property
We rely on a combination of trade secrets, patents, trademarks, copyrights, and contractual rights to establish and protect our innovations, and hold a large portfolio of intellectual property rights in the U.S. and other countries. As of December 31, 2018, the Company owned approximately 1,800 trademark registrations and trademark applications, and over 4,400 patents and patent applications, worldwide. We continue to actively seek to obtain patents and trademarks, whenever possible and practical, to secure intellectual property rights in our innovations.

We believe that our intellectual property will continue to provide us with a competitive advantage in our core product areas as well as provide leverage for future technologies. We also believe that we are not dependent upon any single patent or select group of patents. Our success depends more upon our extensive know-how, deep understanding of end-user processes and work-flows, innovative culture, technical leadership and marketing and sales abilities. Although we do not rely only on patents or other intellectual property rights to protect or establish our market position, we will enforce our intellectual property rights when and where appropriate.

Employees
As of December 31, 2018, the Company had approximately 7,400 employees. Some portions of our business, primarily in Europe, China, and India are subject to labor laws that differ significantly from those in the U.S. In Europe, for example, it is common for a works council to represent employees when discussing matters such as compensation, benefits, restructurings and layoffs. We consider our relations with our employees to be very good.
Regulatory Matters
Wireless Regulatory Matters
Our business is subject to certain wireless regulatory matters.

The use of wireless voice, data, and video communications systems requires radio spectrum, which is regulated by government agencies throughout the world. In the U.S., the Federal Communications Commission (“FCC”) and the National Telecommunications and Information Administration (“NTIA”) regulate spectrum use by non-federal entities and federal entities, respectively. Similarly, countries around the world have one or more regulatory bodies that define and implement the rules for use of the radio spectrum, pursuant to their respective national laws and international coordination under the International Telecommunications Union. We manufacture and market products in spectrum bands already made available by regulatory bodies, these include voice and data infrastructure, mobile radios, and portable or hand-held devices. Consequently, our results of operations could be positively or negatively affected by the rules and regulations adopted from time-to-time by the FCC, NTIA, or regulatory agencies in other countries. Our products operate both on licensed and unlicensed spectrum. The availability of additional radio spectrum may provide new business opportunities, and consequently, the loss of available radio spectrum may result in the loss of business opportunities. Regulatory changes in current spectrum bands may also provide opportunities or may require modifications to some products so they can continue to be manufactured and marketed.
Other Regulatory Matters
Some of our operations use substances regulated under various federal, state, local, and international laws governing the environment and worker health and safety, including those governing the discharge of pollutants into the ground, air and water, the management and disposal of hazardous substances and wastes and the cleanup of contaminated sites. Certain products are subject to various federal, state, local, and international laws governing chemical substances in electronic products. During 2018, compliance with U.S. federal, state and local, and foreign laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment did not have a material effect on our business or results of operations.

Available Information
Our website address is www.zebra.com. The information on our website is not, and shall not be deemed to be, a part of this annual report Form 10-K or incorporated into any other filings we make with the Securities and Exchange Commission (the “SEC”). Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, are made available free of charge on the Investor Relations page of our website as soon as reasonably practicable after we electronically file them with or furnish them to the SEC.

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

Risks associated with operations, sales, and purchases outside the United States include:

•	Fluctuating foreign currency rates could restrict sales, increase costs of purchasing, and impact collection of receivables outside of the U.S.;

•	Volatility in foreign credit markets may affect the financial well-being of our customers and suppliers;

•	Violations of anti-corruption laws, including the Foreign Corrupt Practices Act and the U.K. Bribery Act could result in large fines and penalties;

•	Adverse changes in, or uncertainty of, local business laws or practices, including the following:

•	Imposition of burdensome tariffs, quotas, taxes, trade barriers, or capital flow restrictions;

•	Restrictions on the export or import of technology may reduce or eliminate the ability to sell in or purchase from certain markets;

•	Political and economic instability may reduce demand for our products or put our non-U.S. assets at risk;

•	Potentially limited intellectual property protection in certain countries may limit recourse against infringing on our products or cause us to refrain from selling in certain geographic territories;

•	Staffing may be difficult along with higher turnover at international operations;

•	A government-controlled exchange rate and limitations on the convertibility of currencies, including the Chinese yuan;

•	Transportation delays and customs related delays that may affect production and distribution of our products;

•	Effectively managing and overseeing operations that are distant and remote from corporate headquarters may be difficult; and

•	Integration and enforcement of laws varies significantly among jurisdictions and may change significantly over time.
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
The Company is vulnerable to the potential difficulties associated with the increase in the complexity of our business. We have grown rapidly over the last several years through acquisition and worldwide growth. This growth has caused increased complexities in the business. We believe our future success depends in part on our ability to manage our growth and increased complexities of our business. The following factors could present difficulties to us:

•	Managing our distribution channel partners;

•	Managing our contract manufacturing and supply chain;

•	Manufacturing an increased number of products;

•	Managing parties to whom we have outsourced portions of our business operations;

•	Increased administrative and operational burden;

•	Maintaining and improving information technology infrastructure to support growth;

•	Increased logistical problems common to complex, expansive operations;

•	Increasing international operations; and

•	Attract, develop and retain individuals with the requisite technical expertise to develop new technologies and introduce new products and solutions.
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

•	The failure of acquired entities to meet or exceed expected operating results or cash flows could result in impairment of goodwill or intangible assets acquired;

•
The ability to implement internal controls and accounting systems necessary to be compliant with requirements applicable to public companies subject to SEC reporting, which could result in misstated financial reports; and

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

Laws and regulations relating to the handling of personal data may result in increased costs, legal claims, or fines against the Company. As part of our operations, the Company collects, uses, stores, and transfers personal data of third parties and employees in and across jurisdictions. The governing bodies in such jurisdictions have adopted or are considering adopting laws and regulations regarding the collection, use, transfer, storage and disclosure of personal data obtained from third parties and employees; for example, General Data Protection Regulation effective May 2018. These laws may result in burdensome or inconsistent requirements affecting the collection, use, storage, transfer and disclosure of our third-party and employee personal data. Compliance may require changes in services, business practices, or internal systems that result in increased costs, lower revenue, reduced efficiency, or greater difficulty in competing with foreign-based firms. Failure to comply with existing or new rules may result in claims against the Company or significant penalties or orders to stop the alleged noncompliant activity.

We may incur liabilities as a result of product failures due to actual or apparent design or manufacturing defects. We may be subject to product liability claims, which could include claims for property or economic damage or personal injury, in the event our products present actual or apparent design or manufacturing defects. Such design or manufacturing defects may occur not only in our own designed products but also in components provided by third-party suppliers. We generally have insurance protection against property damage and personal injury liabilities and also seek to limit such risk through product design, manufacturing quality control processes, product testing and contractual indemnification from suppliers. However, due to the large and growing size of the Company’s installed product base, a design or manufacturing defect involving this large installed product base could result in product recalls or customer service costs that could have material adverse effects on our financial results.
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

The impact of changes in customs duties and trade policies in the United States and corresponding actions by other countries in which the Company does business could adversely affect our financial performance. The U.S. government has imposed customs duties on various imports from China that are intended to address trade imbalances. These actions will result in increased customs duties and will likely result in the renegotiation of some U.S. trade agreements. In response to such actions, China has instituted customs duties on certain U.S. goods. Other governments could also institute customs duties on U.S. goods similar to China’s actions in response to the U.S. government’s customs duties. The Company imports a significant percentage of our products into the U.S. and China, and an increase in customs duties with respect to these imports could negatively impact the Company’s financial performance. Based on the current products affected, we do not anticipate such increase in customs duties to materially impact the Company’s financial performance. Such customs duties also may cause the U.S.’ trading partners, other than China, to take actions with respect to U.S. imports or U.S. investment activities in their respective countries. Any potential changes in trade policies in the U.S. and the potential corresponding actions by other countries in which the Company does business could adversely affect the Company’s financial performance.
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

As a multinational corporation, we conduct our business in many countries and are subject to taxation in many jurisdictions. The taxation of our business is subject to the application of multiple and sometimes conflicting tax laws and regulations, as well as multinational tax conventions. Many countries have recently adopted or are considering the adoption of revisions to their respective tax laws based on the on-going reports issued by the Organization for Economic Co-operation and Development (“OECD”)/G20 Base Erosion and Profit Shifting (“BEPS”) Project, which could materially impact our tax liability due to our organizational structure and significant operations outside of the U.S. Our effective tax rate is highly dependent upon the geographic distribution of our worldwide earnings or losses resulting from our structure and operating model, the tax regulations and tax holidays in each geographic region, and the availability of tax credits and carry-forwards. The application of tax laws and regulations is subject to legal and factual interpretation, judgment, and uncertainty. Tax laws themselves are subject to change as a result of changes in fiscal policy, changes in legislation, and the evolution of regulations and court rulings. Consequently, taxing authorities may impose tax assessments or judgments against us that could materially impact our tax liability and/or our effective income tax rate.

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

Zebra could be adversely impacted by the United Kingdom’s withdrawal from the European Union. Zebra maintains its European regional headquarters and a label converting facility in the U.K. and has significant operations and sales throughout Europe. The U.K. formally notified the E.U. of its intention to withdraw, with such notice triggering a two-year period ending in March 2019, which could be followed by a transition period. During such two-year period, the U.K. has been negotiating the terms of the withdrawal. Since the U.K.’s referendum in June 2016 to withdraw from the E.U., markets have been more volatile, including fluctuations in the British pound, that could adversely impact Zebra’s operating costs in the U.K. Such market volatility could also cause customers to alter or delay buying decisions that would adversely impact Zebra’s sales in the U.K. and throughout Europe. Our European business involves cross border transactions between the U.K. and the E.U. The future trade relationship between the U.K. and the E.U. could adversely impact Zebra’s operations in the region by increasing importation requirements or disrupting shipments between the E.U. to the U.K. or vice versa. The terms of the U.K.’s withdrawal from the E.U. and resulting impacts to Zebra’s operations are currently uncertain and could adversely affect the Company’s financial performance.

We are exposed to risks under large, multi-year system and solutions and services contracts that may negatively impact our business. We enter into large, multi-year system and solutions and services contracts with our customers. This exposes us to risks, including among others: (i) technological risks, especially when the contracts involve new technology; (ii) financial risks, including the estimates inherent in projecting costs associated with large, long-term contracts and the related impact on operating results; and (iii) cyber security risk, especially in managed services contracts with customers that process personal data. Recovery of front-loaded costs incurred on long-term managed services contracts with customers is dependent on the continued viability of such customers. The insolvency of customers could result in a loss of anticipated future revenue attributable to that program or product, which could have an adverse impact on our profitability.
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

We have outsourced portions of certain business operations such as repair, distribution, engineering services and information technology services and may outsource additional business operations, which limits our control over these business operations and exposes us to additional risk as a result of the actions of our outsource partners. When we outsource certain business operations, we are not able to directly control these activities. Our outsource partners may not prioritize our business over that of their other customers and they may not meet our desired level of service, cost reductions, or other metrics. In some cases, their actions may result in our being found to be in violation of laws or regulations like import or export regulations. As many of our outsource partners operate outside of the U.S., our outsourcing activity exposes us to information security vulnerabilities and increases our global risks. In addition, we are exposed to the financial viability of our outsource partners. Once a business activity is outsourced, we may be contractually prohibited from, or may not practically be able to, bring such activity back within the Company or move it to another outsource partner. The actions of our outsource partners could result in reputational damage to us and could negatively impact our financial results. Additionally, transitioning activities between new or existing outsource partners or across different geographies as well as insourcing activities could result in additional cost, time and management attention in order to effectively manage the transition which could negatively impact our financial results.
Failure of our suppliers, subcontractors, distributors, resellers, and representatives to use acceptable legal or ethical business practices could negatively impact our business. It is our policy to require suppliers, subcontractors, distributors, resellers, and third-party sales representatives (“TPSRs”) to operate in compliance with applicable laws, rules, and regulations regarding working conditions, employment practices, environmental compliance, anti-corruption, and trademark and copyright licensing. However, we do not control their labor and other business practices. If one of our suppliers, subcontractors, distributors, resellers, or TPSRs violates labor or other laws or implements labor or other business practices that are regarded as unethical, the shipment of finished products to us could be interrupted, orders could be canceled, relationships could be terminated, and our reputation could be damaged. If one of our suppliers or subcontractors fails to procure necessary license rights to trademarks, copyrights, or patents, legal action could be taken against us that could impact the salability of the Company’s products and expose us to financial obligations to a third-party. Any of these events could have a negative impact on our sales and results of operations.
We rely on third-party dealers, distributors, and resellers to sell many of our products. In addition to our own sales force, we offer our products through a variety of third-party dealers, distributors, and resellers. These third-parties may also market other products that compete with our products. Failure of one or more of our dealers, distributors, or resellers to effectively promote our products could affect our ability to bring products to market and have a negative impact on our results of operations. Any changes to our channel program may cause some of our third-party dealers, distributors or resellers to exit the program due to modifications to the program structure, thereby reducing our ability to bring products to market and have a negative impact on our results of operations.
Some of these third-parties are smaller and more likely to be impacted by a significant decrease in available credit that could result from a weakness in the financial markets. If credit pressures or other financial difficulties result in insolvency for third-

party dealers, distributors, or retailers and we are unable to successfully transition end-customers to purchase our products from other third-parties or from us directly, it may cause, and in some cases, has caused, a negative impact on our financial results.
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
Although we carry business interruption insurance to cover lost sales and profits in an amount that we consider adequate, in the event of supply disruption, this insurance does not cover all possible situations. In addition, the business interruption insurance would not compensate us for the loss of opportunity and potential adverse impact, both short-term and long-term, on relations with our existing customers going forward.
Our future operating results depend on our ability to purchase a sufficient amount of materials, parts, and components, as well as services and software to meet the demands of customers. We source some of our components from sole source suppliers. Any disruption to our suppliers or significant increase in the price of supplies could have a negative impact on our results of operations. Our ability to meet customers’ demands depends, in part, on our ability to obtain in a timely manner an adequate delivery of quality materials, parts, and components, as well as services and software from our suppliers. In addition, certain supplies are available only from a single source or limited sources and we may not be able to diversify sources in a timely manner. If demand for our products or services increases from our current expectations or if suppliers are unable or unwilling to meet our demand for other reasons, including as a result of natural disasters or financial issues, we could experience an interruption in supplies or a significant increase in the price of supplies that could have a negative impact on our business. We have experienced shortages in the past that have negatively impacted our results of operations and may experience such shortages in the future. Credit constraints at our suppliers could cause us to accelerate payment of accounts payable by us, impacting our cash flow.
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
It is important that we are able to obtain many different types of insurance, and if we are not able to obtain insurance or exhaust our coverage, we may be forced to retain the risk. We have many types of insurance coverage and are also self-insured for some risks and obligations. While the cost and availability of most insurance is stable, there are still certain types and levels of insurance that remain difficult to obtain, such as professional liability insurance, which is expensive to obtain for the amount of coverage often requested by certain customers. As we grow our global solutions and services business, we are being asked to obtain higher amounts of professional liability insurance, which could result in higher costs to do business. Natural disasters and certain risks arising from securities claims, professional liability, and public liability are potential self-insured events that could negatively impact our financial results. In addition, while we maintain insurance for certain risks, the amount of our insurance coverage may not be adequate to cover all claims or liabilities, and we may be forced to bear substantial costs from an accident, incident, or claim.
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
These laws impact our products and negatively affect our ability to manufacture and sell products competitively. We expect these trends to continue. In addition, we anticipate that we will see increased demand to meet voluntary criteria related to reduction or elimination of certain constituents from products, increasing energy efficiency, and providing additional accessibility.
We could be adversely impacted by changes in accounting standards and subjective assumptions, estimates and judgments by management related to complex accounting matters. Generally accepted accounting principles and related accounting pronouncements, implementation guidelines, and interpretations with regard to a wide range of matters that are relevant to our businesses, including, but not limited to, revenue recognition, asset impairment, business acquisition purchase price allocations, impairment of goodwill and other intangible assets, inventories, tax matters, and litigation and other contingent liabilities are highly complex and involve many subjective assumptions, estimates, and judgments. Changes in these rules or their interpretation or changes in underlying assumptions, estimates, or judgments could significantly change our reported or expected financial performance or financial condition. New accounting guidance may also require systems and other changes that could increase our operating costs and/or change our financial statements.

Our indebtedness could adversely affect our business. As of December 31, 2018, we had $1.6 billion of outstanding debt, gross of unamortized discounts and debt issuance costs. Our indebtedness could have important consequences, including the following:

•	We may experience difficulty in satisfying our obligations with respect to our existing indebtedness or future indebtedness;

•	Our ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired;

•
We plan to use a substantial portion of cash flow from operations to pay interest and principal on our indebtedness, which may reduce the funds available for other purposes, such as acquisitions and capital expenditures;

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
Our use of derivative financial instruments to reduce interest rate risk may result in added volatility in our operating results. We do not hold or issue derivative financial instruments for trading purposes. However, we do utilize derivative financial instruments to reduce interest rate risk associated with our indebtedness. To manage variable interest rate risk, we entered into forward interest rate swap agreements, which will effectively convert a portion of our indebtedness into a fixed rate loan. Under generally accepted accounting principles, changes in the fair values of the swap contracts are reflected in our Consolidated Statements of Operations as a component of “Other, net” if not hedged. The associated impact on our quarterly operating results is directly related to changes in prevailing interest rates. If interest rates increase, we would have a non-cash gain on the swaps, and vice versa in the event of a decrease in interest rates. Consequently, these swaps introduce additional volatility to our operating results.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties

Our corporate headquarters are located in Lincolnshire, Illinois; a northern suburb of Chicago. We also operate manufacturing, production and warehousing, administrative, research, and sales facilities in other U.S. and international locations.

As of December 31, 2018, the Company owned three laboratory and warehouse facilities located in Holtsville, NY, Preston, UK, and Mississauga, Ontario, Canada. The Company leases seven facilities for the purposes of manufacturing, production, and warehousing; five of which are located in the U.S. and two are located in other countries.

As of December 31, 2018, the Company had a total of 106 leased facilities with locations spread globally; 30 of which are located in the U.S. and 76 are located in 45 other countries.

We generally consider the productive capacity of the plants to be adequate and sufficient for our requirements. The extent of utilization of each manufacturing facility varies throughout the year.

Item 3.	Legal Proceedings
See Note 12, Commitments and Contingencies in the Notes to Consolidated Financial Statements.

Item 4.	Mine Safety Disclosures
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Stock Information: Price Range and Common Stock
Our Class A common stock is traded on the NASDAQ Stock Market, LLC under the symbol “ZBRA”. The following table shows the high and low trade prices for each fiscal quarter in 2018 and 2017, as reported by the NASDAQ Stock Market, LLC.

2018	High	Low	2017	High	Low
First Quarter	$147.99	$102.75	First Quarter	$93.61	$81.02
Second Quarter	161.72	130.79	Second Quarter	109.30	86.82
Third Quarter	179.47	136.16	Third Quarter	109.89	94.78
Fourth Quarter	184.75	140.95	Fourth Quarter	117.44	101.49
At February 7, 2019, the last reported price for the Class A common stock was $176.79 per share, and there were 125 registered stockholders of record for Zebra’s Class A common stock.
Dividend Policy
Since our initial public offering in 1991, we have not declared any cash dividends or distributions on our capital stock. We currently do not anticipate paying any cash dividends in the foreseeable future.
Treasury Shares
In November 2011, our Board authorized the purchase of up to 3,000,000 shares under the purchase plan program with a maximum of 665,475 shares remaining available for purchase. The November 2011 authorization does not have an expiration date. We did not purchase shares of Zebra Class A common stock during 2018 as part of the purchase plan program.

Stock Performance Graph
This graph compares the cumulative annual change since December 31, 2013, of the total stockholder return of Zebra Technologies Corporation Class A common stock with the cumulative return on the following published indices: (i) the RDG Technology Composite; and (ii) the NASDAQ Composite Market Index, during the same period. The comparison assumes that $100 was invested in each of the Company’s Class A common stock, the stocks comprising the RDG Technology Composite and the stocks comprising the NASDAQ Composite Market Index on December 31, 2013. The comparison assumes that all dividends were reinvested at the end of the month in which they were paid.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Zebra Technologies Corporation, the NASDAQ Composite Index
and the RDG Technology Composite Index

$350
$300
$250
$200
$150
$100
$50
$0
12/13
12/14
12/15
12/16
12/17
12/18
Zebra Technologies Corporation
NASDAQ Composite
RDG Technology Composite

*$100 invested on 12/31/13 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Item 6.	Selected Financial Data
FIVE YEAR SUMMARY OF SELECTED CONSOLIDATED FINANCIAL DATA
(In millions, except shares and per share amounts)

	Year Ended December 31,
Consolidated Statements of Operations(1)	2018	2017	2016	2015	2014
Total Net sales	$4,218	$3,722	$3,574	$3,650	$1,671
Gross profit	1,981	1,710	1,642	1,644	778
Net income (loss)	$421	$17	$(137)	$(158)	$32

Basic earnings (loss) per share	$7.86	$0.33	$(2.65)	$(3.10)	$0.64

Diluted earnings (loss) per share	$7.76	$0.32	$(2.65)	$(3.10)	$0.63
Weighted average shares outstanding:
Basic	53,591,655	53,021,761	51,579,112	50,996,297	50,789,173
Diluted	54,299,812	53,688,832	51,579,112	50,996,297	51,379,698

	December 31,
Consolidated Balance Sheets(1)	2018	2017	2016	2015	2014
Cash and cash equivalents, investments and marketable securities	$44	$62	$156	$192	$418
Total Assets	4,339	4,275	4,632	5,040	5,539
Long-term liabilities	1,703	2,441	2,891	3,252	3,346
Total Stockholders’ Equity	1,335	834	792	893	1,040

(1)	Includes the Xplore business from its date of acquisition, August 14, 2018 and the Enterprise business from its date of acquisition, October 27, 2014.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The Company is a global leader respected for innovative EAI solutions in the automatic information and data capture solutions industry. We design, manufacture, and sell a broad range of products that capture and move data, including: mobile computers; barcode scanners and imagers; RFID readers; specialty printers for barcode labeling and personal identification; RTLS; related accessories and supplies, such as self-adhesive labels and other consumables; and software utilities and applications. We also provide a full range of services, including maintenance, technical support, and repair, managed and professional services, including cloud-based subscriptions. End-users of our products and services include those in the retail and e-commerce, transportation and logistics, manufacturing, healthcare, hospitality, warehouse and distribution, energy and utilities, government and education enterprises around the world. Benefits of our solutions include improved efficiency and workflow management, increased productivity and asset utilization, real-time, actionable enterprise information, and better customer experiences. We provide our products and services globally through a direct sales force and an extensive network of partners. We provide products and services in over 180 countries, with 109 facilities and approximately 7,400 employees worldwide.

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

Geographic Information
For the year ended December 31, 2018, the Company recorded $4.2 billion of Net sales in its consolidated statements of operations, of which approximately 48.4% were attributable to North America; approximately 33.4% were attributable to EMEA; and other foreign locations accounted for the remaining 18.2%. Relative Net sales attributable to each region is comparable with the prior year period.

Acquisition and Integration
On August 14, 2018, the Company completed its tender offer to acquire all outstanding common stock of Xplore for $6.00 per share. In connection with this acquisition, the Company paid $87 million in cash, which included $72 million for the net assets acquired, a $9 million payment of Xplore debt, as well as $6 million of other Xplore transaction-related obligations. The operating results of Xplore are included within the Company’s EVM segment beginning August 14, 2018, contributing approximately 1% to our consolidated Net sales growth in 2018. The Xplore acquisition was accounted for under the acquisition method of accounting for business combinations and the preliminary opening balance sheet was included in the Company’s Consolidated Balance Sheet and operating results beginning August 14, 2018.

On October 27, 2014, the Company acquired Enterprise from MSI and began integration activities focused on creating “One Zebra”. Our integration priorities centered on maintaining business continuity while identifying and implementing cost synergies, operating efficiencies, and integration of functional organizations and processes. Another key focus of the integration was to exit MSI-provided TSAs related primarily to IT systems and support services. These TSAs were an interim measure to continue the operations of the Enterprise business without disruption while integration activities were completed. The Company substantially completed its integration activities in fiscal year 2017, including the implementation of a common enterprise resource planning system and has exited the last TSAs with MSI.

Restructuring Programs
In the first quarter 2017, the Company’s executive leadership approved an initiative to continue the Company’s efforts to increase operational efficiency (the “Productivity Plan”). The Productivity Plan built upon the exit and restructuring initiatives specific to the October 2014 Enterprise acquisition (the “Acquisition Plan”). Actions under the Productivity Plan included organizational design changes, process improvements and automation. The Company substantially completed all initiatives under the Acquisition Plan as of December 31, 2017, and substantially completed all initiatives under the Productivity Plan as of December 31, 2018. Exit and restructuring costs are not included in the operating results of our segments as they do not impact the specific segment measures as reviewed by our Chief Operating Decision Maker and therefore are reported as a component of Corporate eliminations. See Note 18, Segment Information & Geographic Data in the Notes to Consolidated Financial Statements.

Total exit and restructuring charges of $23 million life-to-date specific to the Productivity Plan have been recorded through December 31, 2018 and include severance and related benefits, lease exit costs and other expenses. Charges related to the Productivity Plan for the year ended December 31, 2018 and 2017 were $11 million and $12 million, respectively.

Total exit and restructuring charges of $69 million life-to-date specific to the Acquisition Plan have been recorded through December 31, 2018 and include severance and related benefits, lease exit costs and other expenses. Charges related to the Acquisition Plan for the periods ended December 31, 2017 and 2016, were $4 million and $19 million, respectively.

See Note 8, Costs Associated with Exit and Restructuring Activities in the Notes to Consolidated Financial Statements for further information.

Impact of U.S. Tax Reform
Enacted on December 22, 2017, the Tax Cut and Jobs Act (“TCJA” or “the Act”) reduced the U.S. federal corporate tax rate from 35% to 21% and requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred. Based on current operations, the Company is subject to the Global Intangible Low-Taxed Income and the Deduction for Foreign-Derived Intangible Income provisions (collectively referred to as “GILTI”) of the Act, for which we recorded income tax expense of $10 million in 2018. We are not currently subject to the new limitations which defer U.S. interest deductions in excess of 30% of adjusted taxable income or the Base Erosion Anti-Avoidance Tax (“BEAT”). However, the application of the interest limitations and BEAT regime may apply in the future, depending on changes in the Company’s business model or the level of taxable income in any given year. Additionally, the Company is no longer able to deduct performance-based compensation for its covered employees which exceeds the limitation under amended Internal Revenue Code Section 162(m). These impacts are included in the calculation of the Company’s effective tax rate.

During 2017, the Company provisionally recognized an income tax expense of $72 million associated with the Act, comprised of one-time transition tax of $37 million and $35 million remeasurement of its net U.S. deferred tax assets based on the federal statutory rate of 21%.

During 2018, the Company finalized its analysis of the Act, including the one-time transition tax and measurement of net deferred tax assets, and recorded a $3 million income tax benefit for the year ended December 31, 2018 as a result of differences between its final analysis and provisional analysis from the prior year. The final analysis included both federal and state tax effects based on legislative pronouncements through December 31, 2018. The Company also utilized a total of $28 million of available net operating losses, research and development credits, alternative minimum tax credits, and foreign tax credits, in order to reduce its future cash payments for the one-time transition tax, resulting in a net liability for the one-time transition tax of $6 million, of which $1 million has been classified as a short term liability and $5 million as a long term liability. The final one-time transition tax installment payment will be made in 2024.

See Note 14, Income Taxes in the Notes to Consolidated Financial Statements for further information.

Results of Operations: Year Ended 2018 versus 2017 and Year Ended 2017 versus 2016
Consolidated Results of Operations
(amounts in millions, except percentages)

	Year Ended December 31,			Percent Change 2018 vs 2017	Percent Change 2017 vs 2016
	2018	2017	2016
Net sales	$4,218	$3,722	$3,574	13.3%	4.1%
Gross profit	1,981	1,710	1,642	15.8%	4.1%
Operating expenses	1,371	1,388	1,562	(1.2)%	(11.1)%
Operating income	$610	$322	$80	89.4%	302.5%
Gross margin	47.0%	45.9%	45.9%
Net sales to customers by geographic region were as follows (amounts in millions, except percentages):

	Year Ended December 31,			Percent Change 2018 vs 2017	Percent Change 2017 vs 2016
	2018	2017	2016
North America	$2,041	$1,798	$1,739	13.5%	3.4%
Europe, Middle East, and Africa	1,409	1,221	1,138	15.4%	7.3%
Asia-Pacific	520	468	483	11.1%	(3.1)%
Latin America	248	235	214	5.5%	9.8%
Total Net sales	$4,218	$3,722	$3,574	13.3%	4.1%

Operating expenses are summarized below (amounts in millions, except percentages):

	Year Ended December 31,			As Percentage of Net sales
	2018	2017	2016	2018	2017	2016
Selling and marketing	$483	$448	$444	11.5%	12.0%	12.4%
Research and development	444	389	376	10.5%	10.5%	10.5%
General and administrative	328	301	307	7.8%	8.1%	8.6%
Amortization of intangible assets	97	184	229	NM	NM	NM
Acquisition and integration costs	8	50	125	NM	NM	NM
Impairment of goodwill and other intangibles	—	—	62	NM	NM	NM
Exit and restructuring costs	11	16	19	NM	NM	NM
Total Operating expenses	$1,371	$1,388	$1,562	32.5%	37.3%	43.7%

Consolidated Organic Net sales growth:

	Year Ended December 31,
	2018	2017
Reported GAAP Consolidated Net sales growth	13.3%	4.1%
Adjustments:
Impact of foreign currency translation (1)	(1.6)%	(0.6)%
Impact of Xplore acquisition (2)	(0.6)%	—%
Impact of Wireless LAN divestiture (3)	—%	3.2%
Corporate, eliminations (4)	—%	(0.2)%
Consolidated Organic Net sales growth	11.1%	6.5%

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

(2)
For purposes of computing Organic Net sales, amounts directly attributable to the Xplore acquisition (included in our consolidated results beginning August 14, 2018) will be excluded for 12 months following the acquisition date.

(3)	The Company sold the WLAN business in October 2016. The Company excludes the impact of the Net sales of this business in 2016 when computing Organic Net sales growth.

(4)	Amounts included in Corporate, eliminations consist of purchase accounting adjustments not reported in segments related to the Enterprise acquisition.

2018 compared to 2017
Net sales increased by $496 million or 13.3% compared with the prior year, reflecting growth across all regions, most notably North America, EMEA and Asia-Pacific. The increase in Net sales was primarily due to higher sales of mobile computing, barcode printing and data capture products. Net sales growth was also positively impacted by currency changes, primarily in the EMEA region, as well as the inclusion of Xplore. Consolidated Organic Net sales growth was 11.1%.

Gross margin increased to 47.0% in the current year compared to 45.9% in the prior year. Gross margin improvement was driven by higher margins in both the EVM and AIT segments primarily due to operational efficiencies, favorable business mix as well as favorable foreign currency changes.

Operating expenses for the years ended December 31, 2018 and 2017 were $1.4 billion, or 32.5% and 37.3% of Net sales, respectively. As a percentage of Net sales, operating costs continue trending favorably primarily due to lower intangible asset amortization expense and acquisition and integration charges. The lower amortization expense results from certain acquired intangible assets becoming fully amortized in 2017. Additionally, the Company had lower acquisition and integration charges in the current year as the Enterprise business integration activities were substantially completed during 2017. Current operating costs reflect higher compensation costs, which include the impact of higher incentive-based compensation associated with financial performance, a $13 million pretax charge related to a legal settlement included within general and administrative expense, investments to accelerate organic growth, as well as the inclusion of Xplore.
Operating income was $610 million for the current year, compared to $322 million for the prior year. The increase was primarily due to higher Net sales and Gross profit as well as lower Operating expenses.

Total Other expenses, net was $86 million for the current year, compared to $234 million for the prior year. The decrease was primarily due to $81 million reduction of debt extinguishment and modification costs versus the prior year. The current year also benefited from lower outstanding debt and interest rates, a $10 million gain on sale of certain investments, and a $6 million increase in interest rate swap gains.

The Company recognized income tax expense of $103 million and $71 million for the years ended December 31, 2018 and 2017, respectively. The Company’s effective tax rates were 19.7% and 80.7% as of December 31, 2018 and 2017, respectively. The decrease in the effective tax rate in the current year versus the prior year is primarily due to favorable year-over-year impacts of U.S. Tax Reform, changes in valuation allowances, U.S. impacts of the Enterprise acquisition as well as uncertain tax benefits, partially offset by the benefits of net foreign deferred tax asset remeasurements and intercompany asset transfers recorded in the prior year as well as reduced year-over-year favorability of foreign income taxes.

2017 compared to 2016
Net sales increased by $148 million or 4.1% compared with the prior year period. The increase in Net sales was due to higher hardware sales in North America, EMEA, and Latin America, offset by lower hardware sales in Asia-Pacific. The increase in hardware sales was largely attributable to increased sales of mobile computing, data capture, and barcode printing products, partially offset by the impact of the divestiture of the WLAN business in October 2016. Services sales were lower primarily due to the impact of the WLAN divestiture. Organic net sales growth was 6.5%, reflecting growth in all four geographic regions, most notably in EMEA, North America, and Latin America.

Gross margin was 45.9% in both the current and prior year periods. This reflects an increase in gross margin in the EVM segment primarily due to changes in business mix and operational efficiencies, offset by lower AIT segment gross margin driven primarily by higher overhead and service costs, as well as increased customer sales incentives.

Operating expenses for the year ended December 31, 2017 and 2016, were $1.4 billion, or 37.3% of Net sales, and $1.6 billion, or 43.7% of Net sales, respectively. The reduction in operating expenses was primarily due to impairment charges related to the disposal of the Company’s WLAN business in the prior year, lower acquisition and integration costs, and lower amortization of intangible assets. During 2017, the Company substantially completed its integration activities, including the implementation of a common enterprise resource planning system, associated with the Enterprise acquisition. The Company also exited the transition service agreements with MSI. The decrease in amortization of intangible assets was due to certain assets reaching full amortization in 2017. Exit and restructuring costs were also lower than the prior year due to the prior year including costs associated with the divestiture of the WLAN business. Research and development costs were higher primarily due to increased incentive compensation expense associated with improved financial performance, partially offset by the impact of the divestiture of the WLAN business. General and administrative expenses were lower compared to the prior year due primarily to reduced facility and IT expenses, professional fees, and employee benefit costs, as well as the impact of the divestiture of the WLAN business being offset partially by increased incentive compensation expense associated with improved financial performance.
Operating income increased $242 million compared to the prior year. The increase was primarily due to the decline in Operating expenses as well as the increase in Net sales and Gross profit.

Total Other expenses, net was $234 million for the current year, compared to $209 million for the prior year. The increase was primarily driven by $65 million of payments for early extinguishment and $16 million of accelerated amortization of debt issuance costs related to the redemption of $1.1 billion senior notes in the current year, partially offset by the impact of early repayments of debt and lower interest rates as well as lower long-term investment impairment charges in the current year.

The Company recognized income tax expense of $71 million and $8 million for the years ended December 31, 2017 and 2016, respectively. The Company’s effective tax rates were 80.7% and (6.2)% for the years ended December 31, 2017 and December 31, 2016, respectively. The increase in income tax expense in 2017 was primarily due to improvement in pre-tax operating results as well as the one-time unfavorable impacts of U.S. Tax Reform, and unfavorable changes in valuation allowances as well as uncertain tax benefits, which were partially offset by the benefits of net foreign deferred tax asset remeasurements and intercompany asset transfers in 2017 as well as favorability of foreign income taxes.
Results of Operations by Segment
The following commentary should be read in conjunction with the financial results of each operating business segment as detailed in Note 18, Segment Information & Geographic Data in the Notes to Consolidated Financial Statements. Segment results exclude purchase accounting adjustments, amortization of intangible assets, acquisition and integration costs, impairment of goodwill and intangibles, and exit and restructuring costs. Segment results reflect a current year revision to the Company’s operating cost allocation methodologies which more accurately reflects where costs are being incurred. The effect of this revision on prior periods resulted in $14 million and $41 million of operating expenses being reclassified from AIT to EVM for the years ended December 31, 2017 and 2016, respectively.
Asset Intelligence & Tracking Segment (“AIT”)
(amounts in millions, except percentages)

	Year Ended December 31,			Percent Change 2018 vs 2017	Percent Change 2017 vs 2016
	2018	2017	2016
Net sales	$1,423	$1,311	$1,247	8.5%	5.1%
Gross profit	710	640	620	10.9%	3.2%
Operating expenses	385	366	339	5.2%	8.0%
Operating income	$325	$274	$281	18.6%	(2.5)%
Gross margin	49.9%	48.8%	49.7%

AIT Organic Net sales growth:

	December 31,
	2018	2017
AIT Reported GAAP Net sales growth	8.5%	5.1%
Adjustments:
Impact of foreign currency translations (1)	(1.5)%	(0.5)%
AIT Organic Net sales growth	7.0%	4.6%

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

2018 compared to 2017
Net sales for AIT increased $112 million or 8.5% compared to the prior year. The increase in Net sales was primarily due to higher sales of barcode printing products being partially offset by declines in card printer sales. Barcode printer growth was broad based across all major product lines and led by North America, Asia-Pacific, and EMEA regions. Net sales growth was also positively impacted by currency changes, primarily in the EMEA region. AIT Organic Net sales growth for the year ended December 31, 2018 was 7.0%.
Gross margin increased to 49.9% in the current year compared to 48.8% for the prior year. The increase was primarily driven by favorable product mix, operational efficiencies and the favorable impact of currency changes.

Operating income for the current period increased 18.6% primarily due to higher Net sales and Gross profit partially offset by higher Operating expenses.

2017 compared to 2016
AIT Net sales for the year ended December 31, 2017 increased $64 million or 5.1% compared to the prior year. The increase in Net sales was largely driven by higher sales of barcode and card printers, primarily in the EMEA and Asia-Pacific regions. Sales of supplies and services were also higher than the prior year. The year-on-year growth also reflects a price concession to distributors of barcode printer products imported into China in the third quarter of 2016. During 2017, no additional price concession provisions were required and a reduction of the 2016 provision was recorded due to a change in import classification for barcode printers. AIT Organic Net sales growth for the year ended December 31, 2017 was 4.6%.
Gross margin was 48.8% compared to 49.7% for comparable prior year. The decrease in gross margin reflects higher overhead costs, including freight and costs associated with our regional distribution center transitions, higher services costs and increased customer sales incentives, offset partially by lower provisions for price concessions to distributors of barcode printer products imported into China.

Operating income decreased 2.5% as higher Net sales and Gross profit were more than offset by higher Operating expenses.

Enterprise Visibility & Mobility Segment (“EVM”)
(amounts in millions, except percentages)

	Year Ended December 31,			Percent Change 2018 vs 2017	Percent Change 2017 vs 2016
	2018	2017	2016
Net sales	$2,795	$2,414	$2,337	15.8%	3.3%
Gross profit	1,274	1,073	1,032	18.7%	4.0%
Operating expenses	870	772	787	12.7%	(1.9)%
Operating income	$404	$301	$245	34.2%	22.9%
Gross margin	45.6%	44.4%	44.2%

EVM Organic Net sales growth:

	December 31,
	2018	2017
EVM Reported GAAP Net sales growth	15.8%	3.3%
Adjustments:
Impact of foreign currency translation (1)	(1.6)%	(0.7)%
Impact of Xplore acquisition (2)	(0.8)%	—%
Impact of Wireless LAN Divestiture (3)	—%	4.9%
EVM Organic Net sales growth	13.4%	7.5%

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

(2)
For purposes of computing Organic Net sales, amounts directly attributable to the Xplore acquisition (included in our consolidated results beginning August 14, 2018) will be excluded for 12 months following the acquisition date.

(3)	The Company sold the WLAN business in October 2016. The Company excludes the impact of the Net sales of this business in 2016 when computing Organic Net sales growth.

2018 compared to 2017
Net sales for EVM increased $381 million or 15.8% compared to the prior year. The increase in Net sales was primarily attributable to strong global sales of mobile computing and data capture products, most notably in North America, EMEA and Asia-Pacific regions. Net sales growth was also positively impacted by currency changes, primarily in the EMEA region, as well as the inclusion of Xplore. EVM Organic Net sales growth was 13.4%.
Gross margin increased to 45.6% in the current year as compared to 44.4% in the prior year. The increase was primarily due to favorable product mix, operational efficiencies, and the positive impact of currency changes.

Operating income for the current year increased 34.2% due to higher Net sales and Gross profit that were partially offset by higher Operating expenses.

2017 compared to 2016
EVM Net sales for the year ended December 31, 2017 increased $77 million or 3.3% compared to prior year. The increase in Net sales was primarily driven by higher sales of mobile computing and data capture products, primarily in the North America and EMEA regions, partially offset by impact of the divestiture of the WLAN business in October 2016. EVM Organic Net sales growth for the year ended December 31, 2017 was 7.5%.
Gross margin for the year ended December 31, 2017 was 44.4% compared to 44.2% in the prior year. The increase in gross margin primarily reflects changes in product mix and improvements in hardware product costs.

Operating income increased 22.9% primarily as a result of higher Net sales and Gross profit as well as lower Operating expenses.

Critical Accounting Policies and Estimates
Management prepared the consolidated financial statements of the Company under accounting principles generally accepted in the United States of America. The application of these principles requires the use of estimates, judgments, and assumptions which affect the amounts reported in our consolidated financial statements. We believe that our estimates, judgments, and assumptions are reasonable based upon available information. Our more significant estimates and assumptions include those related to the measurement and recognition of income tax assets and liabilities, development of reporting unit fair values as part of our annual goodwill impairment testing, and the allocation of transaction price to performance obligations in certain revenue transactions. See Note 2, Significant Accounting Policies in the Notes to Consolidated Financial Statements for additional discussion of these as well as other accounting policies.

Recently Issued Accounting Pronouncements
See Note 2, Significant Accounting Policies in the Notes to Consolidated Financial Statements.
Liquidity and Capital Resources
The primary factors that influence our liquidity include, but are not limited to, the amount and timing of our revenues, cash collections from our customers, cash payments to our suppliers, capital expenditures, repatriation of foreign cash and investments, and acquisitions of third-parties. Management believes that our existing capital resources and funds generated from operations are sufficient to meet anticipated capital requirements and service our indebtedness. The following table summarizes our cash flow activities for the years indicated (in millions):

	Year Ended December 31,
	2018	2017	2016
Cash flow (used in) provided by:
Operating activities	$785	$478	$380
Investing activities	(137)	(51)	(39)
Financing activities	(661)	(517)	(384)
Effect of exchange rates on cash balances	(5)	(4)	7
Net decrease in cash and cash equivalents	$(18)	$(94)	$(36)
The change in our cash and cash equivalents balance is reflective of the following:
2018 vs. 2017
Cash flows from operations increased by $307 million during 2018 to $785 million. The increase was primarily due to higher net income, favorable changes in accounts payable due primarily to timing of payments and extension of contractual payment terms, lower cash payments for interest, and commencement of our Receivables Factoring program. These were partially offset by unfavorable timing of accounts receivable collections.

The increase in net cash used in investing activities was driven by the acquisition of Xplore and higher capital expenditures.

Net cash used in financing activities during the year ended December 31, 2018 consisted primarily of net debt repayments of $657 million compared to $454 million during the year ended December 31, 2017. The net debt repayment activities in 2017 also included $65 million of debt extinguishment costs associated with the full redemption of $1.1 billion in debt obligations.
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

Net cash used in the purchase of property, plant and equipment declined $27 million as compared to the prior year, as capital expenditures related to the Enterprise acquisition integration were substantially completed in 2016. The prior year investing activities also included net cash proceeds of $39 million related to the sale of the WLAN business.

Net cash used in financing activities increased by $133 million during 2017 to $517 million. The increase was primarily due to higher net debt repayments in 2017 as well as $65 million of debt extinguishment costs associated with the full redemption of $1.1 billion in debt obligations.

Company Debt
The following table shows the carrying value of the Company’s debt (in millions):

	December 31,
	2018	2017
Term Loan A	$608	$679
Term Loan B	445	1,160
Revolving Credit Facility	408	275
Receivables Financing Facility	139	135
Total debt	1,600	2,249
Less: Debt issuance costs	(5)	(7)
Less: Unamortized discounts	(4)	(15)
Less: Current portion of long-term debt	(157)	(51)
Total long-term debt	$1,434	$2,176

Credit Facilities

The Company’s debt includes borrowings under Term Loan A, Term Loan B and a multi-currency Revolving Credit Facility, all maturing in 2021. Borrowings under each instrument bear interest at a variable rate for which the Company has entered into interest rate swap contracts to manage interest rate exposure. All borrowings under the credit facilities as of December 31, 2018 were denominated in U.S. Dollars, except for €92 million under the Revolving Credit Facility that was borrowed in Euros. The average interest rates as of December 31, 2018 for Term Loan A, Term Loan B, and the Revolving Credit Facility were 3.84%, 4.09% and 3.26%, respectively. The Company is required to prepay certain amounts in the event of certain circumstances or transactions. The Company may make prepayments against the Term Loans, in whole or in part, without premium or penalty.

Receivables Financing Facility
In December 2017, the Company entered into a Receivables Financing Facility with a financial institution that has a borrowing limit of up to $180 million which matures on November 29, 2019. As collateral, the Company pledges a perfected first-priority security interest in its domestically originated accounts receivables. Borrowings bear interest at a variable rate and are accounted for as secured borrowings. As of December 31, 2018, the Receivables Financing Facility had an average interest rate of 3.36% and the Company’s Consolidated Balance Sheets included $459 million of receivables that were pledged, of which $139 million had been borrowed against and reflected as a component of the Current portion of long-term debt on the Company’s Consolidated Balance Sheets. All borrowings under the Receivable Financing Facility were denominated in U.S. Dollars.

Both the Revolving Credit Facility and Receivables Financing Facility include terms and conditions that limit the incurrence of additional borrowings and require that certain financial ratios be maintained at designated levels. As of December 31, 2018, the Company was in compliance with all debt covenants.

See Note 11, Long-Term Debt in the Notes to Consolidated Financial Statements for further details.

Receivables Factoring
In addition to the Company’s borrowing arrangements described above, the Company entered into a Receivables Factoring arrangement in December 2018 in order to provide additional liquidity and improve working capital. Under the Receivables Factoring arrangement, the Company sells certain EMEA-originated receivables to a bank in exchange for cash without maintaining a beneficial interest in the receivables sold. At any time, the bank’s purchase of eligible receivables is subject to a maximum of $90 million of uncollected receivables. Transactions under the Receivables Factoring arrangement are accounted for as sales under ASC 860, Transfers and Servicing of Financial Assets with related cash flows reflected in operating cash flows. As of December 31, 2018, $33 million of uncollected receivables were sold and removed from the Company’s Consolidated Balance Sheet.

Cash and Cash Equivalents
Included in the Company’s Cash and cash equivalents are amounts held by foreign subsidiaries. The Company had $39 million and $54 million of foreign cash and cash equivalents included in the Company’s total cash positions of $44 million and $62 million as of December 31, 2018 and 2017, respectively.

Historically, significant portions of our cash inflows were generated by our operations. We currently expect this trend to continue throughout 2019. We believe that our existing cash and investments, borrowings available under our Revolving Credit Facility and Receivables Financing Facility and funds available from our Receivables Factoring arrangement, combined with cash flows expected from operations will be sufficient to meet expected operating and investing activities as well as debt repayment obligation requirements for the next 12 months.
Contractual Obligations
Zebra’s contractual obligations as of December 31, 2018 were as follows (in millions):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations(1)	$153	$34	$52	$30	$37
Deferred compensation liability(2)	17	1	1	1	14
Debt principal payments	1,600	157	1,443	—	—
Interest payments(3)	160	64	96	—	—
Purchase obligations(4)	392	392	—	—	—
Total	$2,322	$648	$1,592	$31	$51

(1)
Includes leases of facilities, distribution centers, and sales and administrative offices that are classified as operating leases. The contractual obligations above include future minimum payments, including payments for those periods where renewal options are reasonably certain to be exercised.

(2)
These payments relate to obligations under our deferred compensation plan. The deferred compensation plan allows certain members of management and other highly-compensated employees to defer receipt of a portion of their compensation. The amount in “More than 5 Years” represents the remaining total balance under the deferred compensation plan to be paid to participants who have not terminated employment, since we cannot estimate the timings of those terminations and withdrawals.

(3)
Payments related to variable interest or interest rate swap agreements are based on applicable rates as of December 31, 2018 plus the specified margin were applicable in the associated agreements for each period presented.

(4)
Purchase obligations are for purchases made in the normal course of business to meet operational requirements, primarily raw materials and finished goods. Purchase obligations included in the table above are based on quarterly forecasted component and manufacturing requirements and typically provide for fulfillment within agreed upon lead-times and/or commercially standard lead-times for products.

Uncertain tax benefits of $50 million have been excluded from the above table; of which $20 million is expected to be settled in the next twelve months and is reflected as a current liability as of December 31, 2018. The remainder is reflected within Other long-term liabilities as we cannot make a reasonably reliable estimate of the period of cash settlement, if any, with the respective taxing authority. See Note 14, Income Taxes in the Notes to Consolidated Financial Statements for further information.

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

As of December 31, 2018, we had $1.6 billion of debt outstanding under our debt facilities, which bears interest determined by reference to a variable rate index. A one percentage point increase or decrease in interest rates would increase or decrease annual interest expense by approximately $8 million. This amount includes the impact of an associated forward interest rate swap outstanding as of December 31, 2018, which was entered into to mitigate the interest rate risk associated with the variable interest payments on our debt facilities. Refer to Note 10, Derivative Instruments in the Notes to Consolidated Financial Statements for further discussion of hedging activities.

Foreign Exchange Risk
We provide products and services in over 180 countries throughout the world and, therefore, at times are exposed to risk based on movements in foreign exchange rates. On occasion, we invoice customers in their local currency and have a resulting foreign currency denominated revenue transaction and accounts receivable. We also purchase certain raw materials and other items in foreign currencies. We manage these risks using derivative financial instruments. See Note 10, Derivative Instruments in the Notes to Consolidated Financial Statements for further discussions of hedging activities.

We are exposed to fluctuations in foreign currency exchange rates, primarily with respect to the Euro, British Pound Sterling, Czech koruna, Australian dollar, Mexican peso, and Chinese yuan. A one percentage point increase or decrease in exchange rates relative to the U.S. dollar would increase or decrease our pre-tax income by approximately $1 million. This amount is inclusive of the impact of associated derivative contracts. We enter into foreign currency forward contracts to hedge against the effect of exchange rate fluctuations on the Consolidated Balance Sheets of certain entities with exposures denominated in foreign currencies. These transactions are typically one month in maturity and are not designated as hedges.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Zebra Technologies Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Zebra Technologies Corporation (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 14, 2019 expressed an unqualified opinion thereon.

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
February 14, 2019

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$44	$62
Accounts receivable, net of allowances for doubtful accounts of $3 million as of December 31, 2018 and 2017, respectively	520	479
Inventories, net	520	458
Income tax receivable	24	40
Prepaid expenses and other current assets	54	24
Total Current assets	1,162	1,063
Property, plant and equipment, net	249	264
Goodwill	2,495	2,465
Other intangibles, net	232	299
Long-term deferred income taxes	114	119
Other long-term assets	87	65
Total Assets	$4,339	$4,275
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$157	$51
Accounts payable	552	424
Accrued liabilities	322	296
Deferred revenue	210	186
Income taxes payable	60	43
Total Current liabilities	1,301	1,000
Long-term debt	1,434	2,176
Long-term deferred income taxes	8	—
Long-term deferred revenue	172	148
Other long-term liabilities	89	117
Total Liabilities	3,004	3,441
Stockholders’ Equity:
Preferred stock, $.01 par value; authorized 10,000,000 shares; none issued	—	—
Class A common stock, $.01 par value; authorized 150,000,0000 shares; issued 72,151,857 shares	1	1
Additional paid-in capital	294	257
Treasury stock at cost, 18,280,673 and 18,915,762 shares at December 31, 2018 and December 31, 2017, respectively	(613)	(620)
Retained earnings	1,688	1,248
Accumulated other comprehensive income (loss)	(35)	(52)
Total Stockholders’ Equity	1,335	834
Total Liabilities and Stockholders’ Equity	$4,339	$4,275
See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share data)

	Year Ended December 31,
	2018	2017	2016
Net sales
Tangible products	$3,685	$3,223	$3,056
Services and software	533	499	518
Total Net sales	4,218	3,722	3,574
Cost of sales:
Tangible products	1,871	1,677	1,593
Services and software	366	335	339
Total Cost of sales	2,237	2,012	1,932
Gross profit	1,981	1,710	1,642
Operating expenses:
Selling and marketing	483	448	444
Research and development	444	389	376
General and administrative	328	301	307
Amortization of intangible assets	97	184	229
Acquisition and integration costs	8	50	125
Impairment of goodwill and other intangibles	—	—	62
Exit and restructuring costs	11	16	19
Total Operating expenses	1,371	1,388	1,562
Operating income	610	322	80
Other (expenses) income:
Foreign exchange loss	(5)	(1)	(5)
Interest expense, net	(91)	(227)	(193)
Other, net	10	(6)	(11)
Total Other expenses, net	(86)	(234)	(209)
Income (loss) before income tax	524	88	(129)
Income tax expense	103	71	8
Net income (loss)	$421	$17	$(137)
Basic earnings (loss) per share	$7.86	$0.33	$(2.65)
Diluted earnings (loss) per share	$7.76	$0.32	$(2.65)
See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Year Ended December 31,
	2018	2017	2016
Net income (loss)	$421	$17	$(137)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on anticipated sales hedging transactions	21	(15)	7
Unrealized gain on forward interest rate swaps hedging transactions	9	6	—
Foreign currency translation adjustment	(13)	2	(4)
Comprehensive income (loss)	$438	$10	$(134)
See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except share data)

	Class A Common Stock Shares	Class A Common Stock Amount	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2015	52,161,851	$1	$194	$(631)	$1,377	$(48)	$893
Issuance of treasury shares upon exercise of stock options, purchases under stock purchase plan and grants of restricted stock awards, net of cancellations	817,943	—	(14)	25	—	—	11
Shares withheld related to net share settlement	(95,206)	—	—	(8)	—	—	(8)
Additional tax benefit resulting from exercise of options	—	—	3	—	—	—	3
Share-based compensation	—	—	27	—	—	—	27
Net loss	—	—	—	—	(137)	—	(137)
Unrealized gain anticipated sales hedging transactions (net of income taxes)	—	—	—	—	—	7	7
Foreign currency translation adjustment	—	—	—	—	—	(4)	(4)
Balance at December 31, 2016	52,884,588	$1	$210	$(614)	$1,240	$(45)	$792
Cumulative effect of change in accounting principle	—	—	—	—	(9)	—	9
Issuance of treasury shares upon exercise of stock options, purchases under stock purchase plan and grants of restricted stock awards, net of cancellations	410,239	—	12	—	—	—	12
Shares withheld related to net share settlement	(58,732)	—	—	(6)	—	—	(6)
Share-based compensation	—	—	35	—	—	—	35
Net income	—	—	—	—	17	—	17
Unrealized loss on anticipated sales hedging transactions (net of income taxes)	—	—	—	—	—	(15)	(15)
Unrealized gain on forward interest rate swaps hedging transactions (net of income taxes)	—	—	—	—	—	6	6
Foreign currency translation adjustment	—	—	—	—	—	2	2
Balance at December 31, 2017	53,236,095	$1	$257	$(620)	$1,248	$(52)	$834
Cumulative effect of change in accounting principle	—	—	—	—	19	—	19
Issuance of treasury shares upon exercise of stock options, purchases under stock purchase plan and grants of restricted stock awards, net of cancellations	704,137	—	(8)	18	—	—	10
Shares withheld related to net share settlement	(69,048)	—	—	(11)	—	—	(11)
Share-based compensation	—	—	45	—	—	—	45
Net income	—	—	—	—	421	—	421
Unrealized gain on anticipated sales hedging transactions (net of income taxes)	—	—	—	—	—	21	21
Unrealized gain on forward interest rate swaps hedging transactions (net of income taxes)	—	—	—	—	—	9	9
Foreign currency translation adjustment	—	—	—	—	—	(13)	(13)
Balance at December 31, 2018	53,871,184	$1	$294	$(613)	$1,688	$(35)	$1,335
See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income (loss)	$421	$17	$(137)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	175	263	304
Impairment of goodwill, intangibles and other assets	—	—	62
Investment (Gain)/Loss	(10)	1	7
Amortization of debt issuance costs and discounts	15	38	23
Share-based compensation	45	35	27
Debt extinguishment costs	1	65	—
Deferred income taxes	2	(9)	(44)
Unrealized gain on forward interest rate swaps	(8)	(2)	—
Other, net	4	4	3
Changes in operating assets and liabilities:
Accounts receivable, net	(31)	161	34
Inventories, net	(43)	(110)	34
Other assets	(12)	16	7
Accounts payable	122	(49)	122
Accrued liabilities	35	13	(26)
Deferred revenue	51	17	7
Income taxes	24	26	(41)
Other operating activities	(6)	(8)	(2)
Net cash provided by operating activities	785	478	380
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(72)	—	—
Purchases of property, plant and equipment	(64)	(50)	(77)
Proceeds from the sale of a business	—	—	39
Proceeds from the sale of long-term investments	2	—	—
Purchases of long-term investments	(3)	(1)	(1)
Net cash used in investing activities	(137)	(51)	(39)
Cash flows from financing activities:
Payments of debt issuance costs and discounts	(2)	(5)	(5)
Proceeds from issuance of long-term debt	909	1,371	102
Payments of long term-debt	(1,566)	(1,825)	(484)
Payments of debt extinguishment costs	(1)	(65)	—
Proceeds from exercise of stock options and stock purchase plan purchases	10	12	11
Taxes paid related to net share settlement of equity awards	(11)	(5)	(8)
Net cash used in financing activities	(661)	(517)	(384)
Effect of exchange rate changes on cash	(5)	(4)	7
Net decrease in cash and cash equivalents	(18)	(94)	(36)
Cash and cash equivalents at beginning of year	62	156	192
Cash and cash equivalents at end of year	$44	$62	$156
Supplemental disclosures of cash flow information:
Income taxes paid	$76	$65	$81
Interest paid	$90	$195	$180
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

The Company reclassified $41 million of costs from Accrued liabilities to Accounts payable on the Consolidated Balance Sheets for the year ended December 31, 2017 to conform to the current year presentation. This reclassification was made to the Consolidated Balance Sheets to more accurately present these current liabilities. A similar reclassification was made to the Consolidated Statement of Cash Flows resulting in a change to Accounts payable and Accrued liabilities within Net cash provided by operating activities for the years ended December 31, 2017 and 2016.

Note 2 Significant Accounting Policies

Principles of Consolidation
These accompanying consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States and include the accounts of Zebra and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Calendar
The Company’s fiscal year is a 52-week period ending on December 31. Interim fiscal quarters end on a Saturday and generally include 13 weeks of operating activity. During the 2018 fiscal year, the Company’s quarter end dates were March 31, June 30, September 29 and December 31.

Use of Estimates
These consolidated financial statements were prepared using estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Examples of accounting estimates include: cash flow projections and other valuation assumptions included in business acquisition purchase price allocations as well as annual goodwill impairment testing; the allocation of transaction price to performance obligations in revenue transactions; inventory and product warranty reserves; useful lives of our tangible and intangible assets; and the recognition and measurement of income tax assets and liabilities. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances. Actual results could differ from those estimates.

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

Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable consist primarily of amounts due to us from our customers in the course of normal business activities. Collateral on trade accounts receivable is generally not required. The Company maintains an allowance for doubtful accounts for estimated uncollectible accounts receivable. The allowance is based on historical experience and our assessment of delinquent accounts. Accounts are written off against the allowance account when they are determined to be no longer collectible.

Inventories
Inventories are stated at the lower of a moving-average cost (which approximates cost on a first-in, first-out basis) and net realizable value. Manufactured inventory cost includes materials, labor, and manufacturing overhead. Purchased inventory cost also includes internal purchasing overhead costs.

Provisions are made to reduce excess and obsolete inventories to their estimated net realizable values. Inventory provisions are based on forecasted demand, experience with specific customers, the age and nature of the inventory, and the ability to redistribute inventory to other programs or to rework other consumable inventory.

Property, Plant and Equipment
Property, plant and equipment is stated at cost. Depreciation is computed primarily using the straight-line method over the estimated useful lives of the various classes of property, plant and equipment, which are 30 years for buildings and range from 3 to 10 years for all other asset categories. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or 10 years.

Income Taxes
The Company accounts for income taxes under the liability method in accordance with ASC 740, Income Taxes. Accordingly, deferred income taxes are provided for the future tax consequences attributable to differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Deferred tax assets and liabilities are measured using tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is established when necessary to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company recognizes the benefit of tax positions when it is more likely than not to be sustained on its technical merits. The Company recognizes interest and penalties related to income tax matters as part of income tax expense. The Company has elected consolidated tax filings in certain of its jurisdictions which may allow the group to offset one member’s income with losses of other members in the current period and on a carryover basis. The income tax effects of non-inventory intra-entity asset transfers are recognized in the period in which the transfer occurs. The Company classifies its balance sheet accounts by applying jurisdictional netting principles for locations where consolidated tax filing elections are in place.

The Tax Cut and Jobs Act (“TCJA” or “the Act”) enacted on December 22, 2017 contains the Global Intangible Low-Taxed Income and Deduction for Foreign-Derived Intangible Income provisions (collectively referred to as “GILTI”), which relate to the taxation of certain foreign income and are effective for tax years beginning on or after January 1, 2018. The Company recognizes its GILTI inclusions as a charge to tax expense in the year included in its U.S. tax return.

The effects of changes in tax rates and laws on deferred tax balances are recorded in the period of enactment as a component of income tax expense within continuing operations, even if they relate to items recorded within accumulated other comprehensive income (loss) (“AOCI”). The Company has elected to not reclassify the tax effects of these changes associated with the Act from AOCI to retained earnings. Such tax effects will be released into earnings when the underlying portfolio of assets or liabilities giving rise to the AOCI position are fully derecognized.

Goodwill
Goodwill is not amortized, rather it is tested annually for impairment, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. Our annual impairment testing consists of comparing the estimated fair value of each reporting unit to it carrying value. If the carrying value of a reporting unit exceeds its estimated fair value, goodwill would be considered to be impaired and reduced to its implied fair value. We estimate the fair value of reporting units with valuation techniques including both the income and market approaches. The income approach requires management to estimate a number of factors for each reporting unit, including projected future operating results, economic projections, anticipated future cash flows and discount rates. The market approach estimates fair value using comparable marketplace fair value data from within a comparable industry group.
Fair value determinations require judgment and are sensitive to changes in underlying assumptions, estimates as well as market factors. Estimating the fair value of reporting units requires that we make a number of assumptions and estimates regarding our long-term growth and cash flow expectations as well as overall industry and economic conditions. These estimates and assumptions include, but are not limited to, projections of revenue and income growth rates, capital investments, competitive and customer trends, appropriate peer group selection, market-based discount rates and other market factors.
We performed our annual goodwill impairment testing in the fourth quarter of 2018 using a quantitative approach which did not result in any impairments. See Note 6, Goodwill and Other Intangibles, net for additional information. We believe our fair value estimates are reasonable. If actual financial results differ materially from current estimates or there are significant negative changes in market factors beyond our control, there could be an impairment of goodwill in the future.

Other Intangible Assets
Other intangible assets consist primarily of current technology, customer relationships, trade names, unpatented technology, and patents and patent rights. These assets are recorded at cost and amortized on a straight-line basis over the asset’s useful life which range from 3 years to 15 years.

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of
The Company accounts for long-lived assets in accordance with the provisions of ASC 360, Property, Plant and Equipment which requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the sum of the undiscounted cash flows expected to result from the use and the eventual disposition of the asset. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Investments in Equity Securities
The Company’s investments in equity securities are accounted for at cost, adjusted for impairment losses or changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. These investments are primarily in venture capital backed technology companies, where the Company's ownership interest is less than 20% of each investee and the Company does not have the ability to exercise significant influence. The Company held investments in equity securities in the amount of $25 million as of December 31, 2018 and 2017, respectively. These investments are included in Other long-term assets on the Consolidated Balance Sheets. During the fiscal year ended December 31, 2018, the Company recognized a pre-tax gain upon the sale of investments in equity securities totaling $10 million. The Company recognized impairment losses of $0 million, $1 million, and $7 million during the fiscal years ended December 31, 2018, 2017, and 2016, respectively. These gains and losses were included within Other, net in the Consolidated Statements of Operations.

Revenue Recognition
Revenue includes sales of hardware, supplies and services (including repair services and product maintenance service contracts, which typically occur over time, and professional services such as installation, integration and provisioning, which typically occur in the early stages of a project). The average life of repair and maintenance service contracts is approximately three years. Professional service arrangements range in duration from a day to several weeks or months. We recognize revenues when we transfer control of promised goods or services to our customers in an amount that reflects the consideration to which we expect to receive in exchange for those goods or services.

The Company elects to exclude from the transaction price sales and other taxes assessed by a governmental authority and collected by the Company from a customer. The Company also considers shipping and handling activities as part of the fulfillment costs, not as a separate performance obligation. See Note 3, Revenues for additional information.

Research and Development Costs
Research and development (“R&D”) costs are expensed as incurred, and include:

•	Salaries, benefits, and other R&D personnel related costs;

•	Consulting and other outside services used in the R&D process;

•	Engineering supplies;

•	Engineering related information systems costs; and

•	Allocation of building and related costs.

Advertising
Advertising is expensed as incurred. Advertising costs totaled $18 million each for the years ended 2018, 2017 and 2016, respectively.

Warranty
In general, the Company provides warranty coverage of one year on mobile computers, printers and batteries. Advanced data capture products are warrantied from one to five years, depending on the product. Thermal printheads are warrantied for six months and battery-based products, such as location tags, are covered by a 90-day warranty. A provision for warranty expense is adjusted quarterly based on historical and expected warranty experience.

Contingencies
The Company establishes a liability for loss contingencies when the loss is both probable and estimable. In addition, for some matters for which a loss is probable or reasonably possible, an estimate of the amount of loss or range of loss is not possible, and we may be unable to estimate the possible loss or range of losses that could potentially result from the application of non-monetary remedies.

Fair Value of Financial Instruments
Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Our financial assets and liabilities that require recognition and fair value measurement under the accounting guidance generally include our employee deferred compensation plan investments, foreign currency derivatives, and interest rate swaps. In accordance with ASC 815, Derivatives and Hedging, we recognize derivative instruments and hedging activities as either assets or liabilities on the Consolidated Balance Sheets and measure them at fair value. Gains and losses resulting from changes in fair value are accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting. See Note 10, Derivative Instruments for additional information on the Company’s derivatives and hedging activities.
The Company utilizes foreign currency forwards to hedge certain foreign currency exposures and interest rate swaps to hedge a portion of the variability in future cash flows on debt. We use broker quotations or market transactions, in either the listed or over-the-counter markets to value our foreign currency exchange contracts and relevant observable market inputs at quoted intervals, such as forward yield curves and the Company’s own credit risk to value our interest rate swaps.
The Company’s securities held for its deferred compensation plans are measured at fair value using quoted prices in active markets for identical assets. If active markets for identical assets are not available to determine fair value, then we use quoted prices for similar assets or inputs that are observable either directly or indirectly.

The carrying amounts of cash and cash equivalents, receivables and accounts payable approximate fair value due to the short-term nature of these financial instruments. See Note 9, Fair Value Measurements for financial assets and liabilities carried at fair value.

Share-Based Compensation
The Company has share-based compensation plans and an employee stock purchase plan under which shares of Class A Common Stock are available for future grants and sales. The Company recognizes compensation costs over the vesting period of up to 4 years, net of estimated forfeitures. Compensation costs associated with awards with graded vesting terms are recognized on a straight-line basis. See Note 13, Share-Based Compensation for additional information.

Foreign Currency Translation
The balance sheet accounts of the Company’s subsidiaries that have not designated the U.S. dollar as its functional currency, are translated into U.S. dollars using the year-end exchange rate, and statement of earnings items are translated using the average exchange rate for the year. The resulting translation gains or losses are recorded in Stockholders’ equity as a cumulative translation adjustment, which is a component of AOCI within the Consolidated Balance Sheets.

Acquisitions
We account for acquired businesses using the acquisition method of accounting. This method requires that the purchase price be allocated to the identifiable assets acquired and liabilities assumed at their estimated fair values. The excess of the purchase price over the identifiable assets acquired and liabilities assumed is recorded as goodwill.
The estimates used to determine the fair value of long-lived assets, such as intangible assets, can be complex and require judgment. We use information available to us to make fair value determinations and engage independent valuation specialists, when necessary, to assist in the fair value determination of significant acquired long-lived assets. While we use our best estimates and assumptions as a part of the purchase price allocation process, our estimates are inherently uncertain and subject to refinement during the measurement period. Critical estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from revenues and operating activities, customer attrition rates, and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but due to the inherent uncertainty during the measurement period, we may record adjustments to the fair value of assets acquired and liabilities assumed, with the corresponding adjustment to goodwill.
Recently Adopted Accounting Pronouncements
On January 1, 2018, we adopted Accounting Standards Codification 606, Revenue from Contracts with Customers (“ASC 606”) applying the modified retrospective method to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC 605, Revenue Recognition (“ASC 605”). Under ASC 606, revenue is recognized upon the transfer of control of goods or services under a five-step model, whereas under ASC 605 revenue was recognized under a risk and reward-based model. The adoption of ASC 606 did not have a material effect on the Company’s consolidated financial statements or results of operations.

The cumulative effect of the changes made to our consolidated January 1, 2018 balance sheet related to the adoption of ASC 606 were as follows (in millions):

	As Reported December 31, 2017	Adjustment	As Adjusted January 1, 2018
Assets:
Inventories, net (1)	$458	$(3)	$455
Prepaid expenses and other current assets (2)	24	7	31
Long-term deferred income taxes (3)	119	(5)	114
Other long-term assets (4)	65	12	77

Liabilities:
Deferred revenue (5)	186	(2)	184
Long-term deferred revenue (6)	148	(6)	142

Stockholders’ Equity:
Retained earnings	1,248	19	1,267

(1)	Reflects an adjustment of $(3) million related to changes in revenue recognition patterns.

(2)	Reflects an adjustment of $7 million related to the recognition of contract assets.

(3)	Reflects the income tax effect of $(5) million related to the adjustments made for the adoption of ASC 606.

(4)	Reflects an adjustment of $12 million related to the capitalization of costs to obtain contracts (primarily comprised of sales commissions associated with longer term support service contracts).

(5)	Reflects an adjustment of $(3) million related to reallocation of revenue between performance obligations and $1 million related to changes in the timing of revenue recognition.

(6)	Reflects an adjustment of $(6) million related to reallocation of revenue between performance obligations.

Under the modified retrospective method of adoption, we are required to disclose the impact to the Consolidated Financial Statements had we continued to follow our accounting policies under the previous revenue recognition guidance. Had the Company applied the previous revenue recognition guidance, revenue would have been $4 million lower for the year ended December 31, 2018. See Note 3, Revenues for further information.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 amends various aspects of the recognition, measurement, presentation, and disclosure for financial instruments. The Company adopted this ASU as of January 1, 2018, in conjunction therewith, the Company elected to measure equity investments without readily determinable fair values at cost, adjusted only for impairment losses or for observable price changes in orderly transactions for the identical or similar investment of the same issuer. Prior to ASU 2016-01, such equity investments of the Company were measured at cost, adjusted only for impairment losses. The adoption of this ASU did not have a material impact to the Company's consolidated financial statements or related disclosures.

Recently Issued Accounting Pronouncements Not Yet Adopted
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326) -Measurement of Credit Losses on Financial Instruments. The new standard requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. It replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. There are two transition methods available under the new standard dependent upon the type of financial instrument, either cumulative effect or prospective. The standard will be effective for the Company in the first quarter of 2020. Earlier adoption is permitted only for annual periods after December 15, 2018. Management has assessed the impact of the new standard and determined, based on current operations, that there will not be a material impact to the Company’s consolidated financial statements and disclosures upon adoption in the first quarter of 2020.

In February 2016, the FASB issued ASU 2016-02, Leases (Subtopic 842). Also, in July 2018, the FASB issued ASU 2018-11, Leases (Subtopic 842): Targeted Improvements. Together, these ASUs increase the transparency and comparability of organizations by recognizing Right-of-use (“ROU”) assets and Lease liabilities on the Consolidated Balance Sheets and disclosing key quantitative and qualitative information about leasing arrangements. The principal difference from previous guidance is that the ROU assets and Lease liabilities arising from operating leases were not previously recognized in the

Consolidated Balance Sheets. The recognition, measurement and cash flows arising from a lease by a lessee have not significantly changed. The ASUs will be effective for the Company in the first quarter of 2019. In transition, lessees and lessors are required to recognize and measure leases at either the beginning of the earliest period presented or the beginning of the period adopted, using a modified retrospective approach. Management expects to elect to not adjust the comparative reporting periods, and apply the ASUs beginning in the period of adoption. In transition, there are also a number of optional practical expedients that entities may elect to apply. Management expects to elect certain practical expedients that it will apply upon transition, which principally include the election to not reassess existing or expired contracts to determine if such contracts contain a lease or if the lease classification would differ, as well as the election to not separate lease and non-lease components for arrangements where the Company is a lessee. Management is finalizing its assessment of the impact of these elections and adoption of this standard on its consolidated financial statements. Management has identified and collected data on its significant leases and selected a system to support future accounting and disclosure requirements and expects to recognize ROU assets related to operating leases of approximately $100 million and Lease liabilities of approximately $120 million on its Consolidated Balance Sheet upon adoption in the first quarter of 2019. The lease liabilities to be recognized will be measured based upon the present value of minimum future payments and the ROU assets to be recognized will be equal to lease liabilities, adjusted for prepaid and accrued rent balances which are recorded in the Consolidated Balance Sheets as of December 31, 2018.
In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This ASU clarifies existing guidance related to implementation costs incurred in cloud computing arrangements, including the recognition, subsequent measurement, and financial statement presentation of such costs. The standard will be effective for the Company in the first quarter of 2020, with earlier adoption permitted. Management is still assessing the impact of adoption on its consolidated financial statements.

Note 3 Revenues

As prescribed in ASC 606, the Company recognizes revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services.

Performance Obligations
We enter into contract arrangements that may include various combinations of tangible products and services, which generally are capable of being distinct and accounted for as separate performance obligations. For these types of contract arrangements, we evaluate whether two or more contracts should be combined and accounted for as one single contract and whether the combined or single contract has more than one performance obligation. This evaluation requires judgment and the decision to combine a group of contracts or separate the combined or single contract into multiple performance obligations could change the amount of revenue recorded in the reporting period. We use the accounting guidance on “capable of being distinct” and “distinct within the context of the contract” to assist with the evaluation.

For contract arrangements that include multiple performance obligations, we allocate the total transaction price to each performance obligation in an amount based on the estimated relative standalone selling prices for the products and/or services underlying each performance obligation. When the standalone selling prices are not directly observable, we estimate the standalone selling prices primarily based on the expected cost-plus margin approach. For arrangements comprised strictly of the sale of product and performance of maintenance type services where the standalone selling price of the maintenance service is not discernible, we estimate the standalone selling price of the maintenance contract using the residual approach. When the residual approach cannot be applied, regional pricing, marketing strategies and business practices are evaluated and analyzed to derive the estimated standalone selling price using a cost-plus margin methodology.

The Company recognizes revenue when transfer of control has occurred for the goods or services sold. Control is deemed to have been transferred when the customer has the ability to direct the use of and has obtained substantially all of the remaining benefits from the goods and services sold. The Company uses judgment in the evaluation of the following criteria: 1) the customer simultaneously receives and consumes the benefits provided by the transfer of goods or service; 2) the performance creates or enhances an asset that is under control of the customer; 3) the performance does not create an asset with an alternative use to the Company; and 4) the Company has an enforceable right to payment, in order to determine whether control transfers at a point in time or over time. For each performance obligation satisfied over time, the Company measures its progress toward completion to determine the timing of revenue recognition. Judgment is also used in the evaluation of the following transfer of control criteria: 1) the Company has a present right to payment for the asset; 2) the legal title to the asset has transferred to the customer; 3) the customer has physical possession of the asset; 4) the customer has the significant risks and rewards of ownership of the asset; and 5) the customer has accepted the asset, in order to determine when revenue should be recognized in a point in time revenue recognition pattern. Assuming all other criteria for revenue recognition have been met, for products and services sold on a standalone basis, revenue is generally recognized upon shipment and by using an output method or time-based method respectively. In cases where a bundle of products and services are delivered to the customer, judgment is required to select the method of progress which best reflects the transfer of control.

The Company’s remaining obligations that are greater than one year in duration relate primarily to repair and support services. The aggregated transaction price allocated to remaining performance obligations related to these types of service arrangements was $489 million as of December 31, 2018. We expect to recognize these remaining performance obligations over a period of approximately two years.

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

Revenue recognized in the reporting period from performance obligations satisfied in previous periods was not material for the year ended December 31, 2018.

Disaggregation of Revenue
The following table presents our revenues disaggregated by product category for each of our segments, AIT and EVM, for the year ended December 31, 2018 (in millions):

	Year Ended December 31, 2018
	Product Category
Segment	Tangible Products	Services and Software	Total
AIT	$1,298	$125	$1,423
EVM	2,387	408	2,795
Total	$3,685	$533	$4,218

In addition, refer to Note 18, Segment Information & Geographic Data for Net sales to customers by geographic region.

We recognize revenue arising from performance obligations outlined in contracts with our customers that are satisfied at a point in time and over time. Substantially all of our revenue for tangible products is recognized at a point in time, whereby revenue for services and software is predominantly recognized over time.

Contract Balances
Progress on satisfying performance obligations under contracts with customers and the related billings and cash collections are recorded on the Consolidated Balance Sheets in Accounts receivable, net and Prepaid expenses and other current assets. The opening and closing contract assets balances were $7 million and $5 million, as of January 1, 2018 and December 31, 2018, respectively, and were recorded within Prepaid expenses and other current assets on the Consolidated Balance Sheets. These contract assets result from timing differences between the billing schedule and the products and services delivery schedules, as well as, the impact from the allocation of the transaction price among performance obligations for contracts that include multiple performance obligations. Our policy is to test these contract asset balances for impairment in accordance with ASC 310, Receivables. No impairment losses have been recorded for the year ended December 31, 2018.

Deferred revenue on the Consolidated Balance Sheets, consist of payments and billings in advance of our performance. The combined short-term and long-term deferred revenue balances were $382 million and $334 million as of December 31, 2018 and December 31, 2017, respectively. During the year ended December 31, 2018, the Company recognized $181 million in revenue which was previously included in the beginning balance of deferred revenue.

Our payment terms vary by the type and location of our customer and the products or services offered. The time between invoicing and when payment is due is not significant. In instances where the timing of revenue recognition differs from the timing of invoicing, we have determined that our contracts do not include a significant financing component.

Costs to obtain a contract
Our incremental direct costs of obtaining a contract, which consist of sales commissions and incremental fringe benefits, are deferred and amortized over the weighted-average contract term, consistent with the guidance in ASC 340 Other Assets and Deferred Costs. The incremental costs to obtain a contract, which were previously expensed as incurred under ASC 605, and the determination of the amortization period are derived at a portfolio level and the amortization is recognized on a straight-line basis. The adoption of ASC 606 required the capitalization of these costs which resulted in an adjustment to increase retained earnings. The Company recorded a $12 million increase to Other long-term assets on the Consolidated Balance Sheet as of January 1, 2018. The Company recognized amortization expense related to commissions during the year ended December 31, 2018 of $10 million. The ending balance of the deferred commissions was $15 million as of December 31, 2018. The Company elected a practical expedient permitted by ASC 606, whereby the incremental costs of obtaining a contract are expensed as incurred if the amortization period of the assets would otherwise be one year or less.

Note 4 Inventories

The components of Inventories, net are as follows (in millions):

	December 31, 2018	December 31, 2017
Raw material	$125	$116
Work in process	3	1
Finished goods	392	341
Total	$520	$458

Note 5 Business Acquisition and Divestiture

Acquisition
On August 14, 2018, the Company acquired all outstanding equity interests of Xplore Technologies Corporation (“Xplore”). The Xplore business designs, integrates, markets and sells rugged tablets that are primarily used by industrial, government, and field service organizations. The acquisition of Xplore is intended to expand the Company’s portfolio of mobile computing devices to serve a wider range of customers.
The Xplore acquisition was accounted for under the acquisition method of accounting for business combinations. In connection with this acquisition, the Company paid $87 million in cash during the third quarter of 2018, which included, $72 million for the net assets acquired, a $9 million payment of Xplore debt as well as $6 million of other Xplore transaction-related obligations. Additionally, we incurred $8 million of cash acquisition-related costs during 2018 (primarily third-party transaction and advisory fees), which are reflected as Acquisition and integration costs on the Consolidated Statements of Operations.
The Company utilized estimated fair values as of August 14, 2018 to allocate the total consideration paid to the net tangible and intangible assets acquired and liabilities assumed. The fair value of these net assets acquired was based on a number of estimates and assumptions as well as customary valuation procedures and techniques, including relief from royalty and excess earnings methodologies. During the fourth quarter of 2018, the Company recorded measurement period adjustments relating to facts and circumstances existing as of the acquisition date. The primary measurement period adjustments were $1 million increase in other liabilities assumed, $1 million decrease in inventory and $2 million increase in goodwill. While we believe these estimates provide a reasonable basis to record the net assets acquired, the purchase price allocation is considered preliminary and subject to adjustment during the measurement period, which is up to one year from the acquisition date of August 14, 2018. The primary fair value estimates considered preliminary are identifiable intangible assets and income tax-related items.
The preliminary opening balance sheet of Xplore was included in the Company’s Consolidated Balance Sheet and operating results beginning August 14, 2018. The Company has not included unaudited proforma results, as if Xplore had been acquired as of January 1, 2018, as it would not yield materially different results.
The preliminary purchase price allocation, reflecting interim measurement period adjustments, to assets acquired and liabilities assumed was as follows (in millions):

Accounts receivable	$10
Inventory	22
Identifiable intangible assets	32
Other assets acquired	4
Debt	(9)
Accounts payable	(8)
Deferred revenues	(7)
Other liabilities assumed	(7)
Net Assets Acquired	$37
Goodwill on acquisition	35
Total consideration	$72
The $35 million of goodwill will be non-deductible for tax purposes. The goodwill principally relates to the planned expansion of the Xplore product offerings into current and new markets. This goodwill has been allocated to the EVM segment.
The preliminary purchase price allocation to identifiable intangible assets acquired was:

	Fair Value (in millions)	Life (in years)
Customer relationships	$16	9
Current technology	15	7
Trade names	1	3
Total identifiable intangible assets	$32
Divestiture
On September 13, 2016, the Company entered into an Asset Purchase Agreement with Extreme Networks, Inc. to dispose of the Company’s wireless LAN (“WLAN”) business. On October 28, 2016, the Company completed the disposition of WLAN and recorded net proceeds of $39 million. In 2017, the Company and Extreme Networks, Inc. finalized the net working capital amounts for the Divestiture Group. The finalized amount did not differ materially from the original estimate.

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

Note 6 Goodwill and Other Intangibles, net

Goodwill
Changes in the net carrying value amount of goodwill were as follows (in millions):

Total
Goodwill as of December 31, 2016	$2,458
Foreign exchange impact	7
Goodwill as of December 31, 2017	2,465
Xplore acquisition(1)	35
Foreign exchange impact	(5)
Goodwill as of December 31, 2018	$2,495

(1) See Note 5, Business Acquisition and Divestiture for detail on the Xplore acquisition.

As of December 31, 2018, goodwill totaled $2.3 billion for the EVM reportable segment and $154 million for the AIT reportable segment.

The Company’s goodwill balance consists of five reporting units with an aggregate carrying value of $2.5 billion. The majority of the goodwill relates to the 2014 Enterprise acquisition. The Company completed its annual goodwill impairment testing during the fourth quarter of 2018 utilizing a quantitative approach. The estimated fair value of each reporting unit exceeded its carrying value by at least 40%. There is risk of future impairment to the extent that individual reporting unit performance does not meet projections. Additionally, if our current assumptions and estimates, including projected revenues and income growth rates, terminal growth rates, competitive and consumer trends, market-based discount rates, and other market factors, are not met, or if other valuation factors outside of our control change unfavorably, the estimated fair value of our reporting units could be adversely affected, leading to a potential impairment in the future.

No events occurred during the years ended December 31, 2018 and 2017 that indicated it was more likely than not that our goodwill was impaired. During the year ended December 31, 2016, goodwill impairment of $32 million was recorded related to the WLAN business divestiture and reflected within the EVM segment.

Other Intangibles, net
The balances in Other Intangibles, net consisted of the following (in millions):

	As of December 31, 2018			As of December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets
Current technology	$40	$(26)	$14	$24	$(23)	$1
Trade Names	41	(41)	—	41	(41)	—
Unpatented technology	241	(221)	20	242	(205)	37
Patent and patent rights	233	(223)	10	235	(215)	20
Customer relationships	493	(305)	188	481	(240)	241
Total	$1,048	$(816)	$232	$1,023	$(724)	$299

Amortization expense was $97 million, $184 million, and $229 million for fiscal years ended 2018, 2017 and 2016, respectively. Aside from amortization expense, the change in other intangible assets in 2018 relates to the addition of Xplore acquisition as well as foreign currency translation.

Estimated future intangible asset amortization expense is as follows (in millions):

Year Ended December 31,	Amount
2019	$87
2020	42
2021	41
2022	35
2023	6
Thereafter	21
Total	$232

Note 7 Property, Plant and Equipment

Property, plant and equipment, net is comprised of the following (in millions):

	December 31,
	2018	2017
Buildings	$57	$54
Land	7	8
Machinery and equipment	204	233
Furniture and office equipment	18	19
Software and computer equipment	161	235
Leasehold improvements	75	69
Projects in progress	24	23
	546	641
Less accumulated depreciation	(297)	(377)
Property, plant and equipment, net	$249	$264

Depreciation expense was $78 million, $79 million and $75 million for the years ended December 31, 2018, 2017 and 2016, respectively. The reduction in gross cost and accumulated depreciation balances is due to a significant level of substantially depreciated asset retirements in the current year.

Note 8 Costs Associated with Exit and Restructuring Activities

In the first quarter of 2017, the Company’s executive leadership approved an initiative to continue the Company’s efforts to increase operational efficiency (the “Productivity Plan”). The Company expects the Productivity Plan to build upon the exit and restructuring initiatives specific to the October 2014 acquisition of the Enterprise business from Motorola Solutions, Inc. (the “Acquisition Plan”). The Company substantially completed all initiatives under the Acquisition Plan as of December 31, 2017. Actions under the Productivity Plan include organizational design changes, process improvements and automation. Exit and restructuring costs are not included in the operating results of our segments as they do not impact the specific segment measures as reviewed by our Chief Operating Decision Maker and therefore are reported as a component of Corporate, eliminations. See Note 18, Segment Information & Geographic Data.

Total exit and restructuring charges of $23 million life-to-date specific to the Productivity Plan have been recorded through December 31, 2018. Exit and restructuring charges related to the Productivity Plan were $11 million and $12 million for the years ended December 31, 2018 and 2017, respectively. The Company has substantially completed the activities associated with this plan.

Total exit and restructuring charges of $69 million life-to-date specific to the Acquisition Plan have been recorded through December 31, 2018. Exit and restructuring charges were $0 million, $4 million and $19 million for the years ended December 31, 2018, 2017 and 2016, respectively. There are no remaining charges associated with this plan.

Total life-to-date costs associated with the Productivity Plan and Acquisition Plan of $92 million consist of $80 million related to severance, stay bonuses, and other employee-related expenses and $12 million related to obligations for future lease payments.

A rollforward of the exit and restructuring accruals is as follows (in millions):

	Year Ended December 31,
	2018	2017	2016
Balance at beginning of year	$8	$10	$15
Charged to earnings	11	16	19
Cash paid	(14)	(18)	(22)
WLAN Divestiture	—	—	(2)
Balance at the end of year	$5	$8	$10

The $5 million accrual as of December 31, 2018 is reflected within the Consolidated Balance Sheet as $4 million within Accrued liabilities and $1 million within Other long-term liabilities. The long-term portion of the accrual relates to non-cancellable lease payments associated with exited facilities whose latest term expires May 2021.

Note 9 Fair Value Measurements

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
The Company’s financial assets and liabilities carried at fair value as of December 31, 2018, are classified below (in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange contracts(1)	$1	$15	$—	$16
Forward interest rate swap contracts(2)	—	5	—	5
Money market investments related to the deferred compensation plan	17	—	—	17
Total Assets at fair value	$18	$20	$—	$38
Liabilities:
Liabilities related to the deferred compensation plan	17	—	—	17
Total Liabilities at fair value	$17	$—	$—	$17
The Company’s financial assets and liabilities carried at fair value as of December 31, 2017, are classified below (in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Money market investments related to the deferred compensation plan	$15	$—	$—	$15
Total Assets at fair value	$15	$—	$—	$15
Liabilities:
Forward interest rate swap contracts(2)	$—	$18	$—	$18
Foreign exchange contracts(1)	2	9	—	11
Liabilities related to the deferred compensation plan	15	—	—	15
Total Liabilities at fair value	$17	$27	$—	$44

(1)	The fair value of the foreign exchange contracts is calculated as follows:

a.	Fair value of a put option contract associated with forecasted sales hedges is calculated using bid and ask rates for similar contracts.

b.	Fair value of regular forward contracts associated with forecasted sales hedges is calculated using the year-end exchange rate adjusted for current forward points.

c.
Fair value of hedges against net assets is calculated at the year-end exchange rate adjusted for current forward points unless the hedge has been traded but not settled at year end (Level 2). If this is the case, the fair value is calculated at the rate at which the hedge is being settled (Level 1).

(2)
The fair value of forward interest rate swaps is based upon a valuation model that uses relevant observable market inputs at the quoted intervals, such as forward yield curves, and is adjusted for the Company’s credit risk and the interest rate swap terms. See gross balance reporting in Note 10, Derivative Instruments.

Note 10 Derivative Instruments

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
In accordance with ASC 815, the Company recognizes derivative instruments as either assets or liabilities on the Consolidated Balance Sheets and measures them at fair value. The following table presents the fair value of its derivative instruments (in millions):

	Asset / (Liability)
	Balance Sheets Classification	Fair Values as of December 31,
		2018	2017
Derivative instruments designated as hedges:
Foreign exchange contracts	Prepaid expenses and other current assets	$15	$—
Foreign exchange contracts	Accrued liabilities	—	(9)
Forward interest rate swaps	Accrued liabilities	—	(2)
Forward interest rate swaps	Other long-term liabilities	—	(8)
Total derivative instruments designated as hedges		$15	$(19)

Derivative instruments not designated as hedges:
Foreign exchange contracts	Prepaid expenses and other current assets	$1	$—
Forward interest rate swaps	Prepaid expenses and other current assets	2	—
Forward interest rate swaps	Other long-term assets	3	—
Foreign exchange contracts	Accrued liabilities	—	(2)
Forward interest rate swaps	Accrued liabilities	—	(1)
Forward interest rate swaps	Other long-term liabilities	—	(7)
Total derivative instruments not designated as hedges		6	(10)
Total net derivative asset (liability)		$21	$(29)
The following table presents the net gains (losses) from changes in fair values of derivatives that are not designated as hedges (in millions):

	Gain (Loss) Recognized in Income
		Year Ended December 31,
	Statements of Operations Classification	2018	2017	2016
Derivative instruments not designated as hedges:
Foreign exchange contracts	Foreign exchange loss	$1	$(24)	$5
Forward interest rate swaps	Interest expense, net	8	2	—
Total gain (loss) recognized in income		$9	$(22)	$5

Activities related to derivative instruments are included within Net cash provided by operating activities within the Statements of Cash Flows.

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

The Company’s master netting and other similar arrangements with the respective counterparties allow for net settlement under certain conditions, which are designed to reduce credit risk by permitting net settlement with the same counterparty. We elect to present the assets and liabilities of our derivative financial instruments on a net basis on the Consolidated Balance Sheets. If the derivative financial instruments had been presented gross on the Consolidated Balance Sheets, the asset and liability positions each would have been increased by $1 million and $11 million as of December 31, 2018 and 2017, respectively.

Foreign Currency Exchange Risk Management
The Company conducts business on a multinational basis in a wide variety of foreign currencies. Exposure to market risk for changes in foreign currency exchange rates arises from euro denominated external revenues, cross-border financing activities between subsidiaries, and foreign currency denominated monetary assets and liabilities. The Company generally seeks to preserve the economic value of non-functional currency denominated cash flows by reducing transaction exposures with natural offsets, and secondarily through foreign exchange forward and option contracts, as deemed appropriate.

The Company manages the exchange rate risk of anticipated euro denominated sales by using forward contracts which typically mature within twelve months of execution. The Company designates these derivative contracts as cash flow hedges. Unrealized gains and losses on these contracts are deferred in AOCI on the Consolidated Balance Sheets until the contract is settled and the hedged sale is realized. The realized gain or loss is then recorded as an adjustment to Net sales on the Consolidated Statement of Operations. Realized gains or (losses) reclassified to Net sales were $13 million, $(8) million, and $(7) million for the years ending December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018 and 2017, the notional amounts of the Company’s foreign exchange cash flow hedges were €496 million and €389 million, respectively. The Company has reviewed its cash flow hedges for effectiveness and determined they are highly effective.

The Company uses forward contracts, which are not designated as hedging instruments, to manage its exposures related to net assets denominated in foreign currencies. These forward contracts typically mature within one month after execution. Monetary gains and losses on these forward contracts are recorded in income each quarter and are generally offset by the transaction gains and losses related to their net asset positions. The notional values and the net fair value of these outstanding contracts are as follows (in millions):

	December 31,
	2018		2017
Notional balance of outstanding contracts:
British Pound/U.S. Dollar		£1		£13
Euro/U.S. Dollar		€45		€108
British Pound/Euro		£6		£5
Canadian Dollar/U.S. Dollar	C$	6	C$	12
Czech Koruna/U.S. Dollar	Kč		Kč	361
Brazilian Real/U.S. Dollar	R$	—	R$	34
Australian Dollar/U.S. Dollar	A$	47	A$	55
Swedish Krona/U.S. Dollar	kr	—	kr	13
Japanese Yen/U.S. Dollar		¥396		¥151
Singapore Dollar/U.S. Dollar	S$	7	S$	4
Mexican Peso/U.S. Dollar	Mex$	225	Mex$
Chinese Yuan/U.S. Dollar		¥71	¥
South African Rand/U.S. Dollar		$42		$—
Net fair value of asset (liability) outstanding contracts		$1		$(2)

Beginning in the third quarter of 2018, the Company significantly reduced the use of non-designated forward contracts to manage Euro exposure with the commencement of Euro denominated borrowings on the Revolving Credit Facility. See Note 11, Long-Term Debt.
Interest Rate Risk Management

The Company’s debt consists of borrowings under two term loans (“Term Loan A” and “Term Loan B”, also referred to collectively as the “Term Loans”), the Revolving Credit Facility and the Receivables Financing Facility which bear interest at variable rates plus an applicable margin. See Note 11, Long-Term Debt. As a result, the Company is exposed to market risk associated with the variable interest rate payments on the Term Loans, Revolving Credit Facility and Receivables Financing Facility.

The Company manages its exposure to changes in interest rates by utilizing interest rate swaps to hedge this exposure and to achieve a desired proportion of fixed versus floating-rate debt, based on current and projected market conditions. The Company does not enter into derivative instruments for trading or speculative purposes.

In December 2017, the Company entered into a forward long-term interest rate swap agreement with a notional amount of $800 million to lock into a fixed LIBOR interest rate base for debt facilities subject to monthly interest payments, including Term Loan A, the Revolving Credit Facility and Receivables Financing Facility. Under the terms of the agreement, $800 million in variable-rate debt will be swapped for a fixed interest rate with net settlement terms due effective starting in December 2018 and ending in December 2022. The changes in fair value of these swaps are not designated as hedges and are recognized immediately as Interest expense, net on the Consolidated Statement of Operations.

The Company previously had a floating-to-fixed interest rate swap, which was designated as a cash flow hedge. This swap was terminated and hedge accounting treatment was discontinued in 2014. The terminated swap has approximately $2 million of pretax losses remaining in AOCI as of December 31, 2018, which will be reclassified into Interest expense, net on the Consolidated Statements of Operations through June 2021. There was $2 million expensed by the Company in the year ended December 31, 2018.

During the fourth quarter of 2018, the Company terminated three interest rate swaps. The first swap was entered into with a syndicated group of commercial banks for the purpose of fixing the interest rate on the Company’s floating-rate debt. The second swap largely offset the first swap, causing interest payments to again be exposed to rate fluctuations. Neither of these instruments were designated as accounting hedges, with changes in fair value recognized in Interest expense, net on the Consolidated Statements of Operations. The third interest rate swap converted the floating-rate debt to fixed-rate debt and was designated as a cash flow hedge. As part of the termination, the Company settled all three swaps resulting in $7 million cash payment to counterparties that was classified within Net cash provided by operating activities. Hedge accounting treatment was discontinued on the third swap, which has less than $1 million of pretax losses remaining in AOCI as of December 31, 2018. This $1 million will be reclassified into Interest expense, net on the Consolidated Statements of Operations through June 2021.

Note 11 Long-Term Debt

The following table shows the carrying value of the Company’s debt (in millions):

	December 31,
	2018	2017
Term Loan A	$608	$679
Term Loan B	445	1,160
Revolving Credit Facility	408	275
Receivables Financing Facility	139	135
Total debt	1,600	2,249
Less: Debt issuance costs	(5)	(7)
Less: Unamortized discounts	(4)	(15)
Less: Current portion of long-term debt	(157)	(51)
Total long-term debt	$1,434	$2,176

At December 31, 2018, the future maturities of long-term debt, excluding debt discounts and issuance costs, are as follows (in millions):

2019	$157
2020	55
2021	1,388
2022	—
2023	—
Thereafter	—
Total future maturities of long-term debt	$1,600
All borrowings as of December 31, 2018 were denominated in U.S. Dollars, except for €92 million under the Revolving Credit Facility that was borrowed in Euros.
The estimated fair value of our long-term debt approximated $1.6 billion and $2.2 billion as of December 31, 2018 and 2017, respectively. These fair value amounts, developed based on inputs classified as Level 2 within the fair value hierarchy, represent the estimated value at which the Company’s lenders could trade its debt within the financial markets and does not represent the settlement value of these long-term debt liabilities to the Company. The fair value of the long-term debt will continue to vary each period based a number of factors including fluctuations in market interest rates, as well as changes to the Company’s credit ratings.

Credit Facilities
On July 26, 2017, the Company entered into an Amended and Restated Credit Agreement which provided for the issuance of Term Loan A and increased funding available under the Revolving Credit Facility to $500 million. In conjunction therewith, the Company capitalized $5 million of debt issuance costs and partially paid down and repriced Term Loan B. The Company applied the provisions of ASC Subtopic 470- 50, Modifications and Extinguishments (“ASC 470-50”) on a creditor by creditor basis concluding that the terms of Term Loan B were not substantially different and that modification accounting was appropriate to apply. As part of Term Loan B activity, the Company recorded approximately $6 million of pre-tax charges for third-party fees for arranger, legal and other services and accelerated discount and amortization of debt issuance costs within Other, net on the Company’s Consolidated Statements of Operations.

During 2017, the Company fully redeemed $1.1 billion of outstanding principal of other debt obligations which had a scheduled maturity in 2022. In accounting for the early termination, the Company applied the provisions of ASC 470-50 and concluded extinguishment accounting was appropriate to apply. The Company recognized a $65 million make whole premium and $16 million acceleration of debt issuance costs within Interest expense, net on the Company’s Consolidated Statements of Operations.

On May 31, 2018, the Company entered into Amendment No.1. to the Amended and Restated Credit Agreement (“Amendment No. 1”). Amendment No. 1 replaced the existing Term Loan A with a new Term Loan A of $670 million and increased the existing Revolving Credit Facility from $500 million to $800 million. As part of the Amendment No. 1, the Company entered into a partial early debt termination of $300 million and repricing of Term Loan B, lowering the index rate spread for LIBOR loans from LIBOR + 200 bp to LIBOR + 175 bp.

In accounting for the impact of Amendment No. 1, the Company applied the provisions of ASC 470-50, which resulted in approximately $6 million of non-cash accelerated debt issuance cost amortization and approximately $1 million of pre-tax charges related to third party fees associated with the amendments that are included within Interest expense, net on the Company’s Consolidated Statements of Operations. Additionally, the issuance of new Term Loan A and the increase to the Revolving Credit Facility resulted in $2 million of third party fees for arranger, legal, and other services, which were capitalized and will be amortized over the term of the credit facilities.

As of December 31, 2018, the Term Loan A interest rate was 3.84%, and the Term Loan B interest rate was 4.09%. Borrowings under the Term Loan A and Term Loan B bear interest at a variable rate plus an applicable margin. Interest payments are payable monthly or quarterly on Term Loan A and quarterly on Term Loan B.

Amendment No. 1 also requires the Company to prepay certain amounts in the event of certain circumstances or transactions. The Company may make prepayments against the Term Loans, in whole or in part, without premium or penalty. Under Amendment No. 1, Term Loan A will mature on July 27, 2021 and Term Loan B will mature on October 27, 2021. The remaining principal on Term Loan A is due in quarterly installments starting in the third quarter of 2019, with the majority due upon maturity. All remaining principal on Term Loan B is due upon maturity.

The Revolving Credit Facility is available for working capital and other general corporate purposes including letters of credit. As of December 31, 2018, the Company had letters of credit totaling $5 million, which reduced funds available for other borrowings under the Revolving Credit Facility to $795 million. Borrowings bear interest at a variable rate plus an applicable margin. As of December 31, 2018, the Revolving Credit Facility had an average interest rate of 3.26%. The facility allows for interest payments payable monthly or quarterly. The Revolving Credit Facility will mature and the related commitments will terminate on July 27, 2021. All remaining principal on the Revolving Credit Facility is due upon maturity.

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

At December 31, 2018, the Company’s Consolidated Balance Sheets included $459 million of receivables that were pledged under the Receivables Financing Facility, of which $139 million had been borrowed against. Borrowings under the Receivables Financing Facility bear interest at a variable rate plus an applicable margin. As of December 31, 2018, the Receivables Financing Facility had an average interest rate of 3.36% and requires monthly interest payments. The Receivables Financing Facility will mature on November 29, 2019, accordingly, amounts borrowed as of December 31, 2018 are included in Current portion of long-term debt on the Company’s Consolidated Balance Sheets.

Both the Revolving Credit Facility and Receivables Financing Facility include terms and conditions that limit the incurrence of additional borrowings and require that certain financial ratios be maintained at designated levels.

The Company has entered into interest rate swaps to manage the interest rate risk associated with its debt. See Note 10, Derivative Instruments for further information. On December 31, 2018, the Company was in compliance with all debt covenants.

Note 12 Commitments and Contingencies

Lease Commitments
The Company leases certain manufacturing facilities, distribution centers, and sales and administrative offices under non-cancellable operating leases. Rent expense under these leases was $33 million, $34 million and $39 million for the years ended December 31, 2018, 2017 and 2016, respectively. Remaining lease terms range from 1 to 16 years, with certain leases containing extension and termination options. Options for extensions are included in the lease term and future minimum obligations below when those options are reasonably certain to be exercised.

The Company’s minimum future lease obligations under all non-cancellable operating leases as of December 31, 2018 are as follows (in millions):

Future Minimum Payments
2019	$34
2020	29
2021	23
2022	17
2023	13
Thereafter	37
Total minimum lease obligations	$153

Warranties
The following table is a summary of the Company’s accrued warranty obligation (in millions):

	Year Ended December 31,
Warranty Reserve	2018	2017	2016
Balance at the beginning of the year	$18	$21	$22
Acquisition	1	—	—
Warranty expense	34	28	31
Warranty payments	(31)	(31)	(32)
Balance at the end of the year	$22	$18	$21

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

In connection with the acquisition of the Enterprise business from Motorola Solutions, Inc., the Company acquired Symbol Technologies, Inc., a subsidiary of Motorola Solutions (“Symbol”). A putative federal class action lawsuit, Waring v. Symbol Technologies, Inc., et al., was filed on August 16, 2005 against Symbol Technologies, Inc. and two of its former officers in the United States District Court for the Eastern District of New York by Robert Waring. After the filing of the Waring action, several additional purported class actions were filed against Symbol and the same former officers making substantially similar allegations (collectively, “the New Class Actions”). The Waring action and the New Class Actions were consolidated for all purposes and on April 26, 2006, the Court appointed the Iron Workers Local # 580 Pension Fund as lead plaintiff and approved its retention of lead counsel on behalf of the putative class. At a mediation held on March 15, 2018, the parties reached an agreement in principle to settle the matter, and Zebra reached agreements with certain of its insurers to fund the settlement and therefore, no amounts have been recorded. On October 30, 2018, the Court entered the Final Judgment Approving Class Action Settlement and Order of Dismissal with Prejudice. The time to appeal expired on November 29, 2018, with no appeals filed. The case is concluded.

During 2018, the Company settled in its entirety a commercial lawsuit resulting in a $13 million pre-tax charge reflected within General and administrative expenses within the Consolidated Statements of Operations.

Unclaimed Property Voluntary Disclosure Agreement (“VDA”) and Audits: During fiscal 2018, the Company completed several state audits related to its reporting of unclaimed property liabilities and submitted a VDA with the State of Delaware. There were no significant impacts to the results of operations from these activities.

Note 13 Share-Based Compensation

On May 17, 2018, shareholders approved the Zebra Technologies 2018 Long-Term Incentive Plan (“2018 Plan”), which authorizes for additional awards to be granted in the future. The 2018 Plan superseded and replaced the Zebra Technologies Corporation Long-Term Incentive Plan (“2015 Plan”) on the approval date, except that the 2015 Plan shall remain in effect with respect to outstanding awards under the 2015 Plan until such awards have been exercised, forfeited, canceled, expired or otherwise terminated in accordance with their terms. Together, the 2018 Plan and 2015 Plan provide for incentive compensation to the Company’s non-employee directors, officers and employees. The awards available under the plans include Stock Appreciation Rights (“SARs”), Restricted Stock Awards (“RSAs”), Performance Share Awards (“PSAs”), Cash-settled Stock Appreciation Rights (“CSRs”), Restricted Stock Units (“RSUs”), and Performance Stock Units (“PSUs”). Non-qualified stock options are not authorized for grant under the 2018 Plan or 2015 Plan.

A summary of the equity awards authorized and available for future grants under the 2018 Plan is as follows:

Available for future grants at December 31, 2017	—
Newly authorized options	3,800,000
Granted	(10,200)
Cancellation and forfeitures	—
Plan termination	—
Available for future grants at December 31, 2018	3,789,800

A summary of the equity awards authorized and available for future grants under the 2015 Plan is as follows:

Available for future grants at December 31, 2017	1,437,435
Newly authorized options	—
Granted	(360,999)
Cancellation and forfeitures	—
Plan termination	(1,076,436)
Available for future grants at December 31, 2018	—

The compensation expense and related income tax benefit from the Company’s share-based compensation plans were included in the Consolidated Statements of Operations as follows (in millions):

	Year Ended December 31,
Compensation costs and related income tax benefit	2018	2017	2016
Cost of sales	$4	$3	$2
Selling and marketing	13	8	6
Research and development	15	11	9
General and administration	21	16	11
Total compensation expense	$53	$38	$28
Income tax benefit	$10	$11	$9

As of December 31, 2018, total unearned compensation costs related to the Company’s share-based compensation plans was $57 million, which will be amortized to expense over the weighted average remaining service period of 1.5 years.

The Company uses outstanding treasury shares as its source for issuing shares under the share-based compensation programs.

Stock Appreciation Rights (“SARs”)
Upon exercise of SARs, the Company issues whole shares of Class A Common Stock to participants based on the difference between the fair market value of the stock at the time of exercise and the exercise price. Fractional shares are settled in cash upon exercise. SARs typically vest over a period of 4 years.

A summary of the Company’s SARs outstanding is as follows:

	2018		2017		2016
SARs	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	1,817,991	$65.73	1,740,786	$56.15	1,397,611	$56.78
Granted	88,042	149.75	402,029	98.87	627,971	52.13
Exercised	(598,249)	55.93	(250,326)	48.66	(160,946)	35.37
Forfeited	(46,161)	80.41	(66,550)	75.38	(115,215)	65.74
Expired	(438)	108.20	(7,948)	108.20	(8,635)	88.65
Outstanding at end of year	1,261,185	$75.71	1,817,991	$65.73	1,740,786	$56.15
Exercisable at end of year	595,086	$60.85	874,942	$50.86	828,754	$45.14

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

The following table shows the weighted-average assumptions used for grants of SARs, as well as the fair value of the grants based on those assumptions:

	2018	2017	2016
Expected dividend yield	0%	0%	0%
Forfeiture rate	8.40%	9.37%	9.01%
Volatility	35.93%	35.49%	43.14%
Risk free interest rate	2.96%	1.77%	1.29%
Range of interest rates	1.68%-3.00%	0.71%-2.41%	0.25%-1.75%
Expected weighted-average life (in years)	4.11	4.13	5.33
Weighted-average grant date fair value of SARs granted (per underlying share)	$47.63	$29.86	$20.18

The following table summarizes information about SARs outstanding as of December 31, 2018:

	Outstanding	Exercisable
Aggregate intrinsic value (in millions)	$105	$59
Weighted-average remaining contractual term (in years)	5.6	4.8

The intrinsic value for SARs exercised in fiscal 2018, 2017 and 2016 was $59 million, $14 million and $6 million, respectively. The total fair value of SARs vested in fiscal 2018, 2017 and 2016 was $12 million, $8 million and $3 million, respectively.

Restricted Stock Awards (“RSAs”) and Performance Share Awards (“PSAs”)
The Company’s restricted stock grants consist of time-vested restricted stock awards (“RSAs”) and performance vested restricted stock awards (“PSAs”). The RSAs and PSAs hold voting rights and therefore are considered participating securities. The outstanding RSAs and PSAs are included as part of the Company’s Class A Common Stock outstanding. The RSAs and PSAs vest at each vesting date subject to restrictions such as continuous employment except in certain cases as set forth in each stock agreement. The Company’s RSAs and PSAs are expensed over the vesting period of the related award, which is typically 3 years. Some awards, including those granted annually to non-employee directors as an equity retainer fee, were vested upon grant. PSA targets are set based on certain Company-wide financial metrics. Compensation cost is calculated as the market date fair value of the Company’s Class A Common Stock on grant date multiplied by the number of shares granted.

The Company also issues stock awards to non-employee directors. Each director receives an equity grant of shares every year during the month of May. The number of shares granted to each director is determined by dividing the value of the annual grant by the price of a share of common stock. In fiscal 2018, there were 7,980 shares granted to non-employee directors compared to 12,488 shares and 25,088 shares in fiscal 2017 and 2016, respectively. New directors in any fiscal year earned a prorated amount. The shares vest immediately upon the grant date.

A summary of information relative to the Company’s RSAs is as follows:

	2018		2017		2016
Restricted Stock Awards	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of year	628,642	$77.70	622,814	$70.19	566,447	$77.68
Granted	206,922	150.60	199,629	98.90	389,193	51.93
Released	(154,878)	107.22	(165,846)	75.90	(275,229)	59.39
Forfeited	(22,962)	88.77	(27,955)	72.81	(57,597)	70.50
Outstanding at end of year	657,724	$93.45	628,642	$77.70	622,814	$70.19

The fair value of each PSA granted includes assumptions around the Company’s performance goals. A summary of information relative to the Company’s PSAs is as follows:

	2018		2017		2016
Performance Share Awards	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of year	265,747	$77.04	379,226	$70.14	332,630	$73.40
Granted	59,849	146.83	79,423	98.97	172,024	51.01
Released	(57,074)	107.31	(2,029)	62.70	(111,325)	46.58
Forfeited	(8,795)	81.07	(190,873)	73.09	(14,103)	75.73
Outstanding at end of year	259,727	$86.41	265,747	$77.04	379,226	$70.14

Other Award Types
The Company also has cash-settled compensation awards including cash-settled Stock Appreciation Rights (“CSRs”), Restricted Stock Units (“RSUs”), and Performance Stock Units (“PSUs”) (the “Awards”) that are expensed over the vesting period of the related award, which is not more than 4 years. Compensation cost is calculated at the fair value on grant date multiplied by the number of share-equivalents granted, and the fair value is remeasured at the end of each reporting period based on the Company’s stock price. Cash settlement is based on the fair value of share equivalents at the time of vesting, which was $2 million, $2 million and $1 million in 2018, 2017 and 2016, respectively. Share-equivalents issued under these programs totaled 20,393, 45,781 and 95,210 in fiscal 2018, 2017 and 2016, respectively.

Non-qualified Stock Options
A summary of the Company’s non-qualified options outstanding under the 2006 Plan is as follows:

	2018		2017		2016
Non-qualified Options	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	15,705	$26.34	154,551	$35.96	204,434	$36.66
Granted	—	—	—	—	—	—
Exercised	(15,705)	26.34	(132,905)	36.86	(47,393)	38.60
Forfeited	—	—	—	—	—	—
Expired	—	—	(5,941)	41.25	(2,490)	43.35
Outstanding at end of year	—	$—	15,705	$26.34	154,551	$35.96
Exercisable at end of year	—	$—	15,705	$26.34	154,551	$35.96

As of December 31, 2018, there were no non-qualified stock options remaining outstanding.

The intrinsic value for non-qualified options exercised in fiscal 2018, 2017 and 2016 was $2 million, $8 million and $2 million, respectively. There were no non-qualified options vested in fiscal 2018, 2017 and 2016.

Cash received from the exercise of non-qualified options was less than $1 million during fiscal 2018 compared to $5 million and $2 million during fiscal years 2017 and 2016, respectively. The related income tax benefit realized in fiscal 2018, 2017 and 2016 was $2 million, $2 million and $1 million, respectively.

Employee Stock Purchase Plan
The Zebra Technologies Corporation 2011 Employee Stock Purchase Plan (“2011 Plan”), which became effective in fiscal 2011, permits eligible employees to purchase common stock at 95% of the fair market value at the date of purchase. Employees may make purchases by cash or payroll deductions up to certain limits. The aggregate number of shares that may be purchased under this plan is 1.5 million shares. At December 31, 2018, 840,262 shares were available for future purchase.

Note 14 Income Taxes

The geographical sources of income (loss) before income taxes were as follows (in millions):

	Year Ended December 31,
	2018	2017	2016
United States	$(25)	$(152)	$(120)
Outside United States	549	240	(9)
Total	$524	$88	$(129)
Income tax expense (benefit) consisted of the following (in millions):

	Year Ended December 31,
	2018	2017	2016
Current:
Federal	$20	$10	$14
State	3	8	6
Foreign	77	62	31
Total current	100	80	51
Deferred:
Federal	(11)	20	(31)
State	5	(10)	(6)
Foreign	9	(19)	(6)
Total deferred	3	(9)	(43)
Total	$103	$71	$8

The Company’s effective tax rates were 19.7%, 80.7% and (6.2)% for the years ended December 31, 2018, 2017 and 2016 respectively.

The Company’s effective tax rate was lower than the federal statutory rate of 21% for the year ended December 31, 2018 primarily due to lower tax rates in foreign jurisdictions and the generation of tax credits. These benefits were partially offset by increases related to foreign earnings subject to U.S. taxation, the U.S. impact of the Enterprise acquisition and certain discrete items. The discrete items included the favorable impacts of reductions in valuation allowances and share-based compensation benefits, which were offset by audit settlements with the U.S. Internal Revenue Service for the fiscal years 2013, 2014, and 2015 and an increase in uncertain tax positions resulting from interpretive guidance issued during the year.

For the year ended December 31, 2017, the Company’s effective tax rate was higher than the federal statutory rate of 35%, primarily due to an increase in valuation allowance on foreign deferred tax assets, the one-time transition tax and remeasurement of net U.S. deferred tax assets under U.S. Tax Reform, the U.S. impact of the Enterprise acquisition, and an increase in uncertain tax benefits. These expenses were partially offset by remeasurement of foreign net deferred tax assets, the benefit of lower tax rates in foreign jurisdictions, the recognition of deferred tax assets on intercompany asset transfers, the generation of tax credits and share-based compensation benefits.

For the year ended December 31, 2016, the Company’s effective tax rate, applied to an overall pre-tax loss, was lower than the federal statutory rate of 35%, primarily due to the benefits of lower tax rates in foreign jurisdictions, the U.S. impact of the Enterprise acquisition as well as foreign earnings subject to U.S. taxation, partially offset by the generation of income tax credits.

A reconciliation of the U.S. federal statutory income tax rate to our actual income tax rate is provided below:

	Year Ended December 31,
	2018	2017	2016
Provision computed at statutory rate	21.0%	35.0%	35.0%
U.S. Tax Reform - one-time transition tax	(0.6)	41.8	0.0
Remeasurement of deferred taxes	0.7	(56.0)	0.0
Change in valuation allowance	(4.5)	96.4	(1.0)
U.S. impact of Enterprise acquisition	1.1	12.9	(14.1)
Change in contingent income tax reserves	3.2	14.0	(1.6)
Foreign earnings subject to U.S. taxation	2.0	2.0	(6.6)
Foreign rate differential	(2.0)	(29.1)	(16.0)
Intra-entity transactions	0.0	(18.8)	0.0
State income tax, net of federal tax benefit	0.8	(5.3)	(1.0)
Tax credits	(1.9)	(5.7)	9.5
Equity compensation deductions	(2.0)	(5.6)	(0.4)
Return to provision and other true ups	1.1	(3.2)	(3.7)
Other	0.8	2.3	(6.3)
Provision for income taxes	19.7%	80.7%	(6.2)%

The Company earns a significant amount of its operating income outside of the U.S., primarily in the United Kingdom, Singapore, and Luxembourg, with statutory rates of 19%, 17%, and 27%, respectively. During 2017, the Company affirmed an incentivized tax rate of 10% with the Singapore Economic Development Board with the Company’s commitment to make increased investments in Singapore. During 2018, the Company applied for and was granted a second extension of its incentivized tax rate by the Singapore Economic Development Board. The incentive reduces the income tax rate to 10.5% from the statutory rate of 17% and is effective for calendar years 2019 to 2023. The Company has committed to making additional investments in Singapore over the period 2019 to 2022; should the Company not make these investments in accordance with the agreement, any incentive benefit would have to be repaid to the Singapore tax authorities.

Tax effects of temporary differences that resulted in deferred tax assets and liabilities are as follows (in millions):

	December 31,
	2018	2017
Deferred tax assets:
Capitalized research expenditures	$28	$32
Deferred revenue	21	21
Tax credits	28	31
Net operating loss carryforwards	394	338
Other accruals	20	20
Inventory items	20	20
Capitalized software costs	8	14
Sales return/rebate reserve	41	33
Share-based compensation expense	15	12
Accrued bonus	3	1
Unrealized gains and losses on securities and investments	—	8
Valuation allowance	(56)	(134)
Total deferred tax assets	522	396
Deferred tax liabilities:
Depreciation and amortization	411	275
Unrealized gains and losses on securities and investments	2	—
Undistributed earnings	3	2
Total deferred tax liabilities	$416	$277
Net deferred tax assets	$106	$119

At December 31, 2018, the Company has approximately $394 million (tax effected) of net operating losses (“NOLs”) and approximately $28 million of credit carryforwards. Approximately $39 million of NOLs will expire beginning in 2019 through 2032, and $14 million of credits will expire beginning in 2023 through 2032; $355 million of NOLs and $14 million of credit carryforwards have no expiration dates.

Impact of U.S. Tax Reform
Overview
Enacted on December 22, 2017, the Act reduced the U.S. federal corporate tax rate from 35% to 21%, required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and created new taxes on certain foreign sourced earnings. Based on current operations, the Company is subject to the GILTI provisions of the Act. We are not currently subject to the new limitations which defer U.S. interest deductions in excess of 30% of adjusted taxable income or the Base Erosion Anti-Avoidance Tax (“BEAT”). However, the application of the interest limitations and BEAT regime may apply in the future, depending on changes in the Company’s business model or the level of taxable income in any given year. Additionally, the Company is no longer able to deduct performance-based compensation for its covered employees which exceeds the limitation under amended Internal Revenue Code Section 162(m). These impacts are included in the calculation of our effective tax rate.

Foreign Tax Effects
As part of the Act, the Company recognized a one-time transition tax based on its total post-1986 earnings and profits that were previously deferred from U.S. income taxes. The Company earns a significant amount of its operating income outside of the U.S. As of December 31, 2018, the Company is indefinitely reinvested with respect to its U.S. directly-owned subsidiary earnings. Under the Act, the Company has recorded a current provision related to deemed foreign inclusions through December 31, 2017 as a result of the transition tax. For periods after 2017, the Company is subject to U.S. income tax on substantially all foreign earnings under the GILTI provisions of the Act, while any remaining foreign earnings are eligible for the new dividends received deduction. As a result, future repatriation of earnings will no longer be subject to U.S. income tax, but may be subject to state and local income taxes, as well as currency translation gains or losses. Additionally, gains and losses on any future taxable dispositions of U.S.-owned foreign affiliates continue to be subject to U.S. income tax.

The Company has not recognized deferred tax liabilities in the U.S. with respect to its outside basis differences in its directly-owned foreign affiliates. It is not practicable to determine the amount of unrecognized deferred tax liabilities on these indefinitely reinvested earnings.

Certain foreign affiliate parent companies are not indefinitely reinvested, and thus, the Company has recorded a deferred tax liability for foreign withholdings taxes on those earnings.

Performance-Based Executive Compensation
The Act amends the rules related to the exclusion of performance-based compensation under Internal Revenue Code 162(m). The Company will no longer be able to claim a deduction for compensation accrued after January 1, 2018 for a covered employee which exceeds $1 million, unless the compensation is earned in respect of a binding contract in existence on November 2, 2017 (“Grandfathered Contracts”). The Company has remeasured the Section 162(m)-grandfathered deferred tax assets at 21% for its covered employees for equity award agreements issued and executed prior to November 2, 2017. Additionally, the Company has determined that its short-term bonus plan will not qualify for the grandfathered contract provisions, and thus any associated deferred tax assets have been derecognized.

Provisional and Final Effects
During 2017, the Company provisionally recognized an income tax expense of $72 million associated with the Act, including a one-time transition tax of $37 million and $35 million remeasurement of its net U.S. deferred tax assets based on a 21% rate.

During 2018, the Company finalized its analysis of the Act, including the one-time transition tax and measurement of net deferred tax assets, and recorded a $3 million income tax benefit for the year ended December 31, 2018 as a result of differences between its final analysis and provisional analysis from the prior year. The final analysis included both federal and state tax effects based on legislative pronouncements through December 31, 2018. The Company also utilized a total of $28 million of available net operating losses, research and development credits, alternative minimum tax credits, and foreign tax credits, in order to reduce its future cash payments for the one-time transition tax, resulting in a net liability for the one-time transition tax of $6 million, of which $1 million has been classified as a short term liability and $5 million as a long term liability. The final one-time transition tax installment payment will be made in 2024.

During 2018, the Company estimated and recognized an income tax expense of $10 million related to GILTI, based on current law and regulations; as guidance continues to be published, the estimate could result in filing positions significantly different than our current estimates.

Unrecognized tax benefits
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	Year ended December 31,
	2018	2017
Balance at beginning of year	$51	$42
Additions for tax positions related to the current year	1	0
Additions for tax positions related to prior years	22	11
Reductions for tax positions related to prior years	(11)	(1)
Settlements for tax positions	(13)	(1)
Balance at end of year	$50	$51

At December 31, 2018 and December 31, 2017, there are $48 million and $47 million of unrecognized tax benefits that if recognized would affect the annual effective tax rate. The Company continues to believe its positions are supportable, however, the Company anticipates that $20 million of uncertain tax benefits may be paid within the next twelve months and, as such, is reflected as a current liability within the Company’s Consolidated Balance Sheets. The Company is engaged in an inquiry from the UK Her Majesty’s Revenue and Customs (“HMRC”) for the years 2012 to 2016. The tax years 2004 through 2016 remain open to examination by multiple foreign and U.S. state taxing jurisdictions. Due to uncertainties in any tax audit outcome, the Company’s estimates of the ultimate settlement of uncertain tax positions may change and the actual tax benefits may differ significantly from the estimates.

The Company recognized $8 million, $2 million and $1 million of interest and/or penalties related to income tax matters as part of income tax expense for the years ended December 31, 2018, 2017 and 2016, respectively. The Company had $14 million and $6 million of interest and penalties reflected in the Consolidated Balance Sheets as of December 31, 2018 and 2017, respectively.

Note 15 Earnings (Loss) Per Share

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

Earnings (loss) per share (in millions, except share data):

	Year Ended December 31,
	2018	2017	2016
Basic:
Net income (loss)	$421	$17	$(137)
Weighted-average shares outstanding(1)	53,591,655	53,021,761	51,579,112
Basic earnings (loss) per share	$7.86	$0.33	$(2.65)

Diluted:
Net income (loss)	$421	$17	$(137)
Weighted-average shares outstanding(1)	53,591,655	53,021,761	51,579,112
Dilutive shares(2)	708,157	667,071	—
Diluted weighted-average shares outstanding	54,299,812	53,688,832	51,579,112
Diluted earnings (loss) per share	$7.76	$0.32	$(2.65)

(1)	In periods of net loss, restricted stock awards that are classified as participating securities are excluded from the weighted-average shares outstanding computation.

(2)	In periods of net loss, options are anti-dilutive and therefore excluded from the earnings (loss) per share calculation.

Anti-dilutive options to purchase common shares are excluded from diluted earnings per share calculations. Anti-dilutive options consist primarily of stock appreciation rights (“SARs”) with an exercise price greater than the average market closing price of the Class A common stock. There were 72,856, 259,142, and 1,391,567 anti-dilutive shares for the years ended December 31, 2018, 2017, and 2016, respectively.

Note 16 Accumulated Other Comprehensive Income (Loss)

Stockholders’ equity includes certain items classified as AOCI, including:

•
Unrealized gain (loss) on anticipated sales hedging transactions relates to derivative instruments used to hedge the exposure related to currency exchange rates for forecasted Euro sales. These hedges are designated as cash flow hedges, and the Company defers income statement recognition of gains and losses until the hedged transaction occurs. See Note 10, Derivative Instruments for more details.

•
Unrealized (loss) gain on forward interest rate swaps hedging transactions refers to the hedging of the interest rate risk exposure associated with the variable rate commitment entered into for the Enterprise Acquisition. See Note 10, Derivative Instruments for more details.

•
Foreign currency translation adjustments relate to the Company’s non-U.S. subsidiary companies that have designated a functional currency other than the U.S. dollar. The Company is required to translate the subsidiary functional currency financial statements to dollars using a combination of historical, period-end, and average foreign exchange rates. This combination of rates creates the foreign currency translation adjustment component of AOCI.

The components of AOCI for each of the three years ended December 31 are as follows (in millions):

	Unrealized gain (loss) on sales hedging	Unrealized (loss) gain on forward interest rate swaps	Foreign Currency translation adjustments	Total
Balance at December 31, 2015	$(1)	$(15)	$(32)	$(48)
Other comprehensive income (loss) before reclassifications	1	(1)	(4)	(4)
Amounts reclassified from AOCI(1)	7	2	—	9
Tax expense	(1)	(1)	—	(2)
Other comprehensive income (loss)	7	—	(4)	3
Balance at December 31, 2016	6	(15)	(36)	(45)
Other comprehensive (loss) income before reclassifications	(26)	1	2	(23)
Amounts reclassified from AOCI(1)	8	8	—	16
Tax benefit (expense)	3	(3)	—	—
Other comprehensive (loss) income	(15)	6	2	(7)
Balance at December 31, 2017	(9)	(9)	(34)	(52)
Other comprehensive income (loss) before reclassifications	38	8	(13)	33
Amounts reclassified from AOCI(1)	(13)	4	—	(9)
Tax expense	(4)	(3)	—	(7)
Other comprehensive income (loss)	21	9	(13)	17
Balance at December 31, 2018	$12	$—	$(47)	$(35)

(1) See Note 10, Derivative Instruments regarding timing of reclassifications to operating results.

Note 17 Accounts Receivable Factoring

In 2018, the Company entered into a Receivables Factoring arrangement, pursuant to which, certain receivables originated from the Europe, Middle East, and Africa region are sold to a bank in exchange for cash without the Company maintaining a beneficial interest in the receivables sold. At any time, the bank’s purchase of eligible receivables is subject to a maximum of $90 million of uncollected receivables. The Company services the receivables on behalf of the bank, but otherwise maintains no continuing involvement with respect to the receivables. Transactions under the Receivables Factoring arrangement are accounted for as sales under ASC 860, Transfers and Servicing of Financial Assets with related cash flows reflected in operating cash flows. As of December 31, 2018, $33 million of uncollected receivables have been sold and removed from the Company’s Consolidated Balance Sheet.

Note 18 Segment Information & Geographic Data

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

Financial information by segment is presented as follows (in millions):

	Year Ended December 31,
	2018	2017	2016
Net sales:
AIT	$1,423	$1,311	$1,247
EVM	2,795	2,414	2,337
Total segment Net sales	4,218	3,725	3,584
Corporate, eliminations(1)	—	(3)	(10)
Total Net sales	$4,218	$3,722	$3,574
Operating income:
AIT(2)(3)	$325	$274	$281
EVM(2)(3)	404	301	245
Total segment operating income	729	575	526
Corporate, eliminations(4)	(119)	(253)	(446)
Total Operating income	$610	$322	$80

(1)	Amounts included in Corporate, eliminations consist of purchase accounting adjustments related to the Enterprise Acquisition.

(2)
During 2018, the Company revised its methodology for allocating certain operating expenses across its two reportable segments to more accurately reflect where these operating costs are being incurred. The reallocations relate primarily to facilities, information technology, marketing and human resources expenses. All periods are presented on a comparable basis and reflect these changes which reclassified operating expenses from AIT to EVM of $14 million and $41 million for the years ended December 31, 2017 and 2016, respectively. There was no impact to the Consolidated Financial Statements as a result of these reallocations.

(3)
AIT and EVM segment operating income includes depreciation expense and share-based compensation expense. The amounts of depreciation expense and share-based compensation attributable to AIT and EVM are proportionate to each segment’s Net sales.

(4)	Amounts included in Corporate, eliminations consist of purchase accounting adjustments, amortization of intangible assets, acquisition and integration costs, and exit and restructuring costs.
Information regarding the Company’s operations by geographic area is contained in the following table. These amounts are reported in the geographic area of the destination of the final sale. We manage our business based on regions rather than by individual countries.

Geographic data for Net sales is as follows (in millions):

	Year Ended December 31,
	2018	2017	2016
North America	$2,041	$1,798	$1,739
Europe, Middle East, and Africa	1,409	1,221	1,138
Asia-Pacific	520	468	483
Latin America	248	235	214
Total Net sales	$4,218	$3,722	$3,574

Geographic data for long-lived assets, defined as property, plant and equipment is as follows (in millions):

	Year Ended December 31,
	2018	2017	2016
North America	$225	$238	$267
Europe, Middle East, and Africa	14	14	13
Asia-Pacific	7	9	9
Latin America	3	3	3
Total long-lived assets	$249	$264	$292

Net sales by country that are greater than 10% of total Net sales are as follows (in millions):

	Year Ended December 31,
	2018	2017	2016
United States	$2,247	$1,984	$1,950
United Kingdom	1,403	1,196	1,065
Singapore	508	454	362
Other	60	88	197
Total Net sales	$4,218	$3,722	$3,574

Net sales by country are determined by the country from where the products are invoiced when they leave the Company’s warehouses. Generally, our United States sales company serves North America and Latin America; United Kingdom sales company serves Europe, Middle East, and Africa; and our Singapore sales company serves Asia-Pacific.

Our Net sales to significant customers as a percentage of the total Company’s Net sales by segment were as follows:

	Year Ended December 31,
	2018			2017			2016
	AIT	EVM	Total	AIT	EVM	Total	AIT	EVM	Total
Customer A	6.2%	14.1%	20.3%	6.3%	15.0%	21.3%	5.9%	14.2%	20.1%
Customer B	5.6%	10.1%	15.7%	5.3%	8.9%	14.2%	5.0%	8.2%	13.2%
Customer C	6.2%	7.9%	14.1%	6.2%	7.0%	13.2%	5.3%	7.1%	12.4%
All three of the above customers are distributors and not end-users. No other customer accounted for 10% or more of total Net sales during the years presented.
There are three customers at December 31, 2018 and December 31, 2017 that each accounted for more than 10% of outstanding accounts receivable. In 2018, the three largest customers accounted for 23.0%, 16.9%, and 14.6%, respectively of accounts receivable while in 2017, the three largest customers accounted for 19.5%, 14.0% and 11.7%, respectively.

Note 19 Supplementary Financial Information

Prepaid expenses and other current assets consist of the following (in millions):

	December 31,
	2018	2017
Foreign Exchange Contracts	$16	$—
Other	38	24
Prepaid expenses and other current assets	$54	$24

The components of Accrued liabilities are as follows (in millions):

	December 31,
	2018	2017
Accrued incentive compensation	$127	$101
Customer reserves	45	41
Accrued payroll	55	50
Interest payable	5	15
Accrued other expenses	90	89
Accrued liabilities	$322	$296

Summary of Quarterly Results of Operations (unaudited, in millions):

	2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year

Total Net sales	$977	$1,012	$1,092	$1,137	$4,218
Gross profit	465	472	505	539	1,981
Net income	109	70	127	115	421

Net earnings per common share:
Basic earnings per share:	$2.04	$1.31	$2.37	$2.14	$7.86
Diluted earnings per share:	2.01	1.29	2.34	2.11	7.76

	2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Total Net sales	$865	$896	$935	$1,026	$3,722
Gross profit	401	411	429	469	1,710
Net (loss) income	8	17	(12)	4	17

Net earnings per common share:
Basic (loss) earnings per share:	$0.16	$0.33	$(0.23)	$0.07	$0.33
Diluted (loss) earnings per share:	0.16	0.32	(0.23)	0.07	0.32

Note 20 Subsequent Event

On January 25, 2019, Zebra entered into a definitive agreement under which Zebra will wholly acquire Temptime Corporation, a developer and manufacturer of temperature-monitoring labels and devices. Zebra expects to fund the transaction with a combination of cash on hand along with fully committed financing available under its Revolving Credit Facility. The transaction is subject to customary closing conditions and is expected to close in the first quarter of 2019. The acquired business will become part of the AIT segment.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None.

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

Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework as released in 2013. Based on this assessment and those criteria, our management believes that, as of December 31, 2018, our internal control over financial reporting is effective.

Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on Zebra’s internal control over financial reporting. Ernst & Young LLP’s report is included on page 73 of this report.

Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2018, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Zebra Technologies Corporation

Opinion on Internal Control over Financial Reporting

We have audited Zebra Technologies Corporation’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Zebra Technologies Corporation (the “Company”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Zebra Technologies Corporation as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15 and our report dated February 14, 2019 expressed an unqualified opinion thereon.

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
February 14, 2019

Item 9B.	Other Information
Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
We have adopted a Code of Ethics for Senior Financial Officers that applies to Zebra’s Chief Executive Officer, Chief Financial Officer and the Chief Accounting Officer. The Code of Ethics is posted on the Investor Relations – Governance page of Zebra’s Internet web site, www.zebra.com, and is available for download. Any waiver from the Code of Ethics and any amendment to the Code of Ethics will be disclosed on such page of Zebra’s web site
All other information in response to this item is incorporated by reference from the Proxy Statement sections entitled “Corporate Governance,” “Election of Directors,” “Board and Committees of the Board,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information in response to this item is incorporated by reference from the Proxy Statement section entitled “Corporate Governance.”

Item 14.	Principal Accounting Fees and Services
The information in response to this item is incorporated by reference from the Proxy Statement section entitled “Fees of Independent Auditors.”

PART IV

Item 15.	Exhibits, Financial Statements and Schedule
All other financial statement schedules are omitted because they are not applicable to the Company.

Index to Exhibits

3.1(i)	(3)	Restated Certificate of Incorporation of the Company.
3.1(ii)	(12)	Amended and Restated By-laws of Zebra Technologies Corporation, as amended as of January 7, 2013.
4.1	(20)	Specimen stock certificate representing Class A Common Stock.
10.1	(19)	Employment Agreement between the Company and Hugh Gagnier dated June 1, 2018. +
10.2	(17)	Employment Agreement between Olivier Leonetti and the Company dated October 31, 2016. +
10.3	(4)	Form of Amendment No. 1 to Employment Agreement by and between the Company and certain executive officers dated December 30, 2008.+
10.4	(17)	Form of indemnification agreement between Zebra Technologies Corporation and each director and executive officer.
10.5	(10)	Form of Director Stock Option Agreement (1-Year Vesting) under the 2006 Incentive Compensation Plan for awards granted to directors on or after May 22, 2008 and prior to December 2, 2008. +
10.6	(11)	Amendment to outstanding Stock Option Agreements under the 2006 Incentive Compensation Plan, dated December 2, 2008. +
10.7	(7)	2006 Incentive Compensation Plan. +
10.8	(11)	Amendment to the 2006 Incentive Compensation Plan dated December 2, 2008. +
10.9	(14)	2011 Long-Term Incentive Plan (Amended and Restated as of May 15, 2014). +
10.10	(20)	2015 Long-Term Incentive Plan. +
10.11	(9)	2005 Executive Deferred Compensation Plan, as amended. +
10.12	(6)	Form of Amendment to Employment Agreement between Zebra Technologies Corporation and executive officers. +
10.13	(8)	Amended and Restated Employment Agreement between Zebra Technologies Corporation and Anders Gustafsson dated as of May 6, 2010. +
10.14	(8)	Letter Agreement between Zebra Technologies Corporation and Anders Gustafsson dated as of May 6, 2010. +
10.15	(8)	Form of 2010-2011 time-vested stock appreciation rights agreement for employees other than CEO. +
10.16	(5)	Form of 2012 time-vested stock appreciation rights agreement for employees other than CEO. +
10.17	(15)	Form of 2013-16 time-vested stock appreciation rights agreement for employees other than CEO. +
10.18	(18)	Form of 2017 time-vested stock appreciation rights agreement for employees other than CEO. +
10.19	(19)	Form of 2018 stock appreciation rights agreement for employees other than the CEO. +

10.20	(8)	Form of 2010 time-vested stock appreciation rights agreement for CEO. +
10.21	(5)	Form of 2011-12 time-vested stock appreciation rights agreement for CEO. +
10.22	(15)	Form of 2013-16 time-vested stock appreciation rights agreement for CEO. +
10.23	(18)	Form of 2017 time-vested stock appreciation rights agreement for CEO. +
10.24	(19)	Form of 2018 stock appreciation rights agreement for CEO. +
10.25	(8)	Form of 2009 time-vested stock appreciation rights agreement for non-employee directors. +
10.26	(8)	Form of 2010 time-vested stock appreciation rights agreement for non-employee directors. +
10.27	(1)	Form of 2011 time-vested stock appreciation rights agreement for non-employee directors. +
10.28	(5)	Form of 2012 time-vested stock appreciation rights agreement for non-employee directors. +
10.29	(2)	Form of 2016-2017 time-vested restricted stock agreement for employees other than CEO. +
10.30	(19)	Form of 2018 time-vested restricted stock agreement for employees other than the CEO. +
10.31	(13)	Form of 2016-2017 performance-vested equity agreement for employees other than CEO. +
10.32	(19)	Form of 2018 performance-vested restricted stock agreement for employees other than CEO. +
10.33	(15)	Form of 2016-17 time-vested restricted stock agreement for CEO. +
10.34	(19)	Form of 2018 time-vested restricted stock agreement for CEO. +
10.35	(13)	Form of 2016-2017 performance-vested equity agreement for CEO. +
10.36	(19)	Form of 2018 performance-vested restricted stock agreement for CEO. +
10.37	(16)
Amended and Restated Credit Agreement, dated July 26, 2017 (originally dated as of October 27, 2014), by and among Zebra, the lenders and issuing banks party thereto, JPMorgan Chase Bank, N.A., and Morgan Stanley Senior Funding, Inc.

10.38	(19)
Amendment No. 1, dated May 31, 2018, to the Amended and Restated Credit Agreement of July 26, 2017 (originally dated as of October 27, 2014), by and among Zebra, the lenders and issuing banks party thereto, JPMorgan Chase Bank, N.A., and Morgan Stanley Senior Funding, Inc.

10.39	(20)	Office Lease dated November 14, 2013 between Griffin Capital Corporation (as assignee from Northwestern Mutual Life Insurance Company) and Zebra Technologies Corporation
10.40	(20)	First Amendment to Lease dated June 6, 2014 between Griffin Capital Corporation (as assignee from Northwestern Mutual Life Insurance Company) and Zebra Technologies Corporation
10.41	(20)	Receivables Purchase Agreement dated as of December 1, 2017 among Zebra Technologies International, LLC, as the Originator, and Zebra Technologies RSC, LLC, as Buyer
10.42	(20)
Receivables Financing Agreement, dated as of December 1, 2017, by and among Zebra Technologies RSC, LLC, the lenders from time to time party thereto, PNC Bank, National Association, Zebra Technologies, LLC, and PNC Capital Markets, LLC

10.43		Master Accounts Receivable Purchase Agreement dated December 19, 2018 among Zebra Technologies Europe Limited, Zebra Technologies Corporation, and MUFG Bank, Ltd.*
21.1		Subsidiaries of the Company. *
23.1		Consent of Ernst & Young LLP, independent registered public accounting firm. *
31.1		Certification pursuant to Rule 13a-14(a)/15d-14(a). *
31.2		Certification pursuant to Rule 13a-14(a)/15d-14(a). *
32.1		Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
32.2		Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
101
The following financial information from Zebra Technologies Corporation Annual Report on Form 10-K, for the year ended December 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income (Loss); (iv) the Consolidated Statements of Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

(1)	Incorporated by reference from Current Report on Form 8-K dated May 19, 2011.
(2)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended March 29, 2014.
(3)	Incorporated by reference from Current Report on Form 8-K dated August 1, 2012.
(4)	Incorporated by reference from Current Report on Form 8-K dated January 5, 2009.
(5)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.
(6)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended October 2, 2010.
(7)	Incorporated by reference from Current Report on Form 8-K filed on May 15, 2006.
(8)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended April 3, 2010.
(9)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended March 29, 2008.
(10)	Incorporated by reference from Current Report on Form 8-K filed on May 29, 2008.
(11)	Incorporated by reference from Current Report on Form 8-K filed on December 8, 2008.
(12)	Incorporated by reference from Current Report on Form 8-K dated January 7, 2013.
(13)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended July 4, 2015.
(14)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended June 28, 2014.
(15)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended March 30, 2013.
(16)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended July 1, 2017
(17)	Incorporated by reference from Annual Report on Form 10-K for the year ended December 31, 2016
(18)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended April 1, 2017
(19)	Incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended June 30, 2018
(20)	Incorporated by reference from Annual Report on Form 10-K for the year ended December 31, 2017
+	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.
*	Included with this Annual Report on this Form 10-K.

Item 16. Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized, on the 14th day of February 2019.

ZEBRA TECHNOLOGIES CORPORATION
By: /s/ Anders Gustafsson
Anders Gustafsson
Chief Executive Officer
Pursuant to the requirements of the Securities and Exchange Act of 1934, the report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Anders Gustafsson Anders Gustafsson	Chief Executive Officer and Director (Principal Executive Officer)	February 14, 2019

/s/ Olivier Leonetti Olivier Leonetti	Chief Financial Officer (Principal Financial Officer)	February 14, 2019

/s/ Colleen O’Sullivan Colleen O’Sullivan	Vice President, Chief Accounting Officer (Principal Accounting Officer)	February 14, 2019

/s/ Michael A. Smith Michael A. Smith	Director and Chairman of the Board of Directors	February 14, 2019

/s/ Andrew K. Ludwick Andrew K. Ludwick	Director	February 14, 2019

/s/ Ross W. Manire Ross W. Manire	Director	February 14, 2019

/s/ Richard L. Keyser Richard L. Keyser	Director	February 14, 2019

/s/ Janice M. Roberts Janice M. Roberts	Director	February 14, 2019

/s/ Chirantan J. Desai Chirantan J. Desai	Director	February 14, 2019

/s/ Frank B. Modruson Frank B. Modruson	Director	February 14, 2019

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
Schedule II
Valuation and Qualifying Accounts
(In millions)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Valuation account for accounts receivable:
Year ended December 31, 2018	$3	$1	$1	$3
Year ended December 31, 2017	3	1	1	3
Year ended December 31, 2016	6	—	3	3
Valuation account for deferred tax assets:
Year ended December 31, 2018	$134	$—	$78	$56
Year ended December 31, 2017	47	91	4	134
Year ended December 31, 2016	48	18	19	47
See accompanying report of independent registered public accounting firm.