Form 10-Q
period 2019-03-30
ZEBRA TECHNOLOGIES CORP
filed 2019-04-30
CIK 877212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2019
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 23, 2019, there were 53,976,811 shares of Class A Common Stock, $.01 par value, outstanding.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
QUARTER ENDED MARCH 30, 2019

PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements
ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	March 30, 2019	December 31, 2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$61	$44
Accounts receivable, net of allowances for doubtful accounts of $2 million and $3 million as of March 30, 2019 and December 31, 2018, respectively	488	520
Inventories, net	510	520
Income tax receivable	21	24
Prepaid expenses and other current assets	62	54
Total Current assets	1,142	1,162
Property, plant and equipment, net	257	249
Right-of-use lease asset	110	—
Goodwill	2,567	2,495
Other intangibles, net	311	232
Long-term deferred income taxes	97	114
Other long-term assets	92	87
Total Assets	$4,576	$4,339
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$131	$157
Accounts payable	457	552
Accrued liabilities	275	322
Deferred revenue	222	210
Income taxes payable	61	60
Total Current liabilities	1,146	1,301
Long-term debt	1,605	1,434
Long-term lease liabilities	102	—
Long-term deferred income taxes	1	8
Long-term deferred revenue	178	172
Other long-term liabilities	77	89
Total Liabilities	3,109	3,004
Stockholders’ Equity:
Preferred stock, $.01 par value; authorized 10,000,000 shares; none issued	—	—
Class A common stock, $.01 par value; authorized 150,000,000 shares; issued 72,151,857 shares	1	1
Additional paid-in capital	305	294
Treasury stock at cost, 18,176,120 and 18,280,673 shares as of March 30, 2019 and December 31, 2018, respectively	(611)	(613)
Retained earnings	1,803	1,688
Accumulated other comprehensive loss	(31)	(35)
Total Stockholders’ Equity	1,467	1,335
Total Liabilities and Stockholders’ Equity	$4,576	$4,339
See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share data)
(Unaudited)

	Three Months Ended
	March 30, 2019	March 31, 2018
Net sales:
Tangible products	$924	$839
Services and software	142	138
Total Net sales	1,066	977
Cost of sales:
Tangible products	471	423
Services and software	94	89
Total Cost of sales	565	512
Gross profit	501	465
Operating expenses:
Selling and marketing	122	120
Research and development	111	101
General and administrative	76	71
Amortization of intangible assets	28	23
Acquisition and integration costs	4	2
Exit and restructuring costs	1	4
Total Operating expenses	342	321
Operating income	159	144
Other expenses:
Foreign exchange loss	(3)	—
Interest expense, net	(24)	(11)
Other, net	(1)	—
Total Other expenses, net	(28)	(11)
Income before income tax	131	133
Income tax expense	16	24
Net income	$115	$109
Basic earnings per share	$2.14	$2.04
Diluted earnings per share	$2.12	$2.01
See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended
	March 30, 2019	March 31, 2018
Net income	$115	$109
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on anticipated sales hedging transactions	4	(1)
Unrealized gain on forward interest rate swap hedging transactions	—	5
Foreign currency translation adjustment	—	2
Comprehensive income	$119	$115
See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except share data)
(Unaudited)

	Three Months Ended March 30, 2019
	Class A Common Stock Shares	Class A Common Stock Value	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2018	53,871,184	$1	$294	$(613)	$1,688	$(35)	$1,335
Issuance of treasury shares upon exercise of stock options, purchases under stock purchase plan and grants of restricted stock awards, net of cancellations	110,382	—	1	3	—	—	4
Shares withheld related to net share settlement	(5,829)	—	—	(1)	—	—	(1)
Share-based compensation	—	—	10	—	—	—	10
Net income	—	—	—	—	115	—	115
Unrealized gain anticipated sales hedging transactions (net of income taxes)	—	—	—	—	—	4	4
Balance at March 30, 2019	53,975,737	$1	$305	$(611)	$1,803	$(31)	$1,467

	Three Months Ended March 31, 2018
	Class A Common Stock Shares	Class A Common Stock Value	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2017	53,236,095	$1	$257	$(620)	$1,248	$(52)	$834
Cumulative effect of change in accounting principle	—	—	—	—	19	—	19
Issuance of treasury shares upon exercise of stock options, purchases under stock purchase plan and grants of restricted stock awards, net of cancellations	162,827	—	(1)	4	—	—	3
Shares withheld related to net share settlement	(2,293)	—	—	—	—	—	—
Share-based compensation	—	—	10	—	—	—	10
Net income	—	—	—	—	109	—	109
Unrealized loss on anticipated sales hedging transactions (net of income taxes)	—	—	—	—	—	(1)	(1)
Unrealized gain on forward interest rate swaps hedging transactions (net of income taxes)	—	—	—	—	—	5	5
Foreign currency translation adjustment	—	—	—	—	—	2	2
Balance at March 31, 2018	53,396,629	$1	$266	$(616)	$1,376	$(46)	$981

See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended
	March 30, 2019	March 31, 2018
Cash flows from operating activities:
Net income	$115	$109
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47	43
Amortization of debt issuance costs and discounts	1	2
Share-based compensation	10	10
Deferred income taxes	(10)	(2)
Unrealized loss/(gain) on forward interest rate swaps	8	(12)
Other, net	1	(1)
Changes in operating assets and liabilities:
Accounts receivable, net	28	9
Inventories, net	23	6
Other assets	(10)	(7)
Accounts payable	(97)	(12)
Accrued liabilities	(94)	(74)
Deferred revenue	18	19
Income taxes	2	22
Other operating activities	—	4
Net cash provided by operating activities	42	116
Cash flows from investing activities:
Purchases of property, plant and equipment	(15)	(18)
Acquisition of businesses, net of cash acquired	(179)	—
Proceeds from sale of long-term investments	10	—
Purchases of long-term investments	—	(2)
Net cash used in investing activities	(184)	(20)
Cash flows from financing activities:
Payments of long-term debt	(37)	(95)
Proceeds from issuance of long-term debt	183	—
Other financing activities	15	3
Net cash provided by/(used in) financing activities	161	(92)
Effect of exchange rate changes on cash	(2)	(2)
Net increase in cash and cash equivalents	17	2
Cash and cash equivalents at beginning of period	44	62
Cash and cash equivalents at end of period	$61	$64
Supplemental disclosures of cash flow information:
Income taxes paid	$22	$2
Interest paid	$16	$26
See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 Description of Business and Basis of Presentation

Zebra Technologies Corporation and its subsidiaries (“Zebra” or the “Company”) is a global leader providing innovative Enterprise Asset Intelligence (“EAI”) solutions in the automatic identification and data capture solutions industry. We design, manufacture, and sell a broad range of products that capture and move data. We also provide a full range of services, including maintenance, technical support, repair, and managed services, including cloud-based subscriptions. End-users of our products and services include those in retail and e-commerce, transportation and logistics, manufacturing, healthcare, hospitality, warehouse and distribution, energy and utilities, and education industries around the world. We provide our products and services globally through a direct sales force and an extensive network of channel partners.

Management prepared these condensed unaudited interim consolidated financial statements according to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information and notes. As permitted under Article 10 of Regulation S-X and the instructions of Form 10-Q, these condensed consolidated financial statements do not include all the information and notes required by United States Generally Accepted Accounting Principles (“GAAP”) for complete financial statements, although management believes that the disclosures made are adequate to make the information not misleading. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

In the opinion of the Company, these interim financial statements include all adjustments (of a normal, recurring nature) necessary to present fairly its Consolidated Balance Sheet as of March 30, 2019, the Consolidated Statements of Operations, Comprehensive Income, Stockholders’ Equity, and Cash Flows for the three months ended March 30, 2019 and March 31, 2018. These results, however, are not necessarily indicative of the results expected for the full year ending December 31, 2019.

Note 2 Significant Accounting Policies

Recently Adopted Accounting Pronouncements
On January 1, 2019, the Company adopted Accounting Standards Codification 842, Leases (“ASC 842”), which increases the transparency and comparability of organizations by recognizing Right-of-use (“ROU”) assets and lease liabilities on the Consolidated Balance Sheets and disclosing key quantitative and qualitative information about leasing arrangements. The principal difference from previous guidance is that the ROU assets and lease liabilities arising from operating leases were not previously recognized in the Consolidated Balance Sheets. Results for reporting periods beginning after January 1, 2019 are reported under ASC 842, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC 840, Leases (“ASC 840”). In transition, we elected a number of practical expedients, including the election to not reassess existing or expired contracts to determine if such contracts contain a lease or if the lease classification would differ, as well as the election to not separate lease and non-lease components for arrangements where the Company is a lessee.

The impact of the adoption of ASC 842 to the Company’s Consolidated January 1, 2019 Balance Sheet was as follows (in millions):

	As Reported December 31, 2018	Adjustment	As Adjusted January 1, 2019
Assets:
Prepaid expenses and other current assets(1)	$54	$(1)	$53
Right-of-use assets	—	110	110

Liabilities:
Accrued liabilities(2)	322	28	350
Long-term lease liabilities	—	103	103
Other long-term liabilities(1)	89	(22)	67
(1) Reflects an adjustment related to prepaid and accrued rent balances, which are included in the measurement of ROU assets.
(2) Reflects the current portion of the lease liabilities.

As a result of the transition, there was no impact to the Company’s Consolidated Statements of Operations or Consolidated Statements of Cash Flows for the three months ended March 30, 2019, compared to what would have been reported in accordance with ASC 840.

Leases
The Company recognizes ROU assets and lease liabilities for its lease commitments with terms greater than one year. Contractual options to extend or terminate lease agreements are reflected in the lease term when they are reasonably certain to be exercised.

Subsequent to transition, the initial measurement of ROU assets and lease liabilities are based on the present value of future lease payments over the lease term as of the commencement date. As the Company’s leases normally do not provide an implicit interest rate, we apply the Company’s incremental borrowing rate based on the information available at commencement date in determining the present value of future lease payments. Relevant information used in determining the Company’s incremental borrowing rate includes the duration of the lease, transaction currency of the lease, and the Company’s credit risk relative to risk-free market rates.

The ROU assets also include any initial direct costs incurred and exclude lease incentives. Our lease agreements do not contain any material residual value guarantees or restrictive covenants.

All leases of the Company are classified as operating leases, with lease expense being recognized on a straight-line basis.

Recently Issued Accounting Pronouncements Not Yet Adopted
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. It replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. With respect to the Company’s financial instruments, a cumulative effect transition approach will be applied. The standard will be effective for the Company in the first quarter of 2020. Earlier adoption is permitted for annual periods beginning after December 15, 2018. Management has assessed the impact of adoption of the new standard and determined, based on current operations, that there will be no material impacts to the Company's consolidated financial statements or disclosures resulting from the adoption of this ASU, which it expects to adopt in the first quarter of 2020.

In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This ASU clarifies existing guidance related to implementation costs incurred in cloud computing arrangements, including the recognition, subsequent measurement, and financial statement presentation of such costs. The standard will be effective for the Company in the first quarter of 2020, with earlier adoption and either a prospective or retrospective transition method permitted. Management is still assessing the impact of adoption on its consolidated financial statements.

Note 3 Revenues

The Company recognizes revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services.

Disaggregation of Revenue
The following table presents our revenues disaggregated by product category for each of our segments, Asset Intelligence & Tracking (“AIT”) and Enterprise Visibility & Mobility (“EVM”), for the three months ended March 30, 2019 and March 31, 2018 (in millions):

	Three Months Ended
	March 30, 2019			March 31, 2018
Segment	Tangible Products	Services and Software	Total	Tangible Products	Services and Software	Total
AIT	$320	$37	$357	$313	$39	$352
EVM	604	105	709	526	99	625
Total	$924	$142	$1,066	$839	$138	$977

In addition, refer to Note 15, Segment Information & Geographic Data for Net sales to customers by geographic region.

We recognize revenue arising from performance obligations outlined in contracts with our customers that are satisfied at a point in time and over time. Substantially all of our revenue for tangible products is recognized at a point in time, whereby revenue for services and software is predominantly recognized over time.

Performance Obligations
The Company’s remaining obligations that are greater than one year in duration relate primarily to repair and support services. The aggregated transaction price allocated to remaining performance obligations related to these types of service arrangements, inclusive of deferred revenue, was $655 million and $489 million as of March 30, 2019 and December 31, 2018, respectively. These remaining performance obligations as of March 30, 2019 and December 31, 2018 are expected to be recognized over a period of approximately two years, respectively.

Revenue recognized in the reporting period from performance obligations satisfied in previous periods was not material for the three months ended March 30, 2019 and March 31, 2018, respectively.

Contract Balances
Progress on satisfying performance obligations under contracts with customers are recorded on the Consolidated Balance Sheets in Accounts receivable, net and Prepaid expenses and other current assets for billed and unbilled revenues, respectively. The contract asset balances for unbilled receivables were $5 million as of March 30, 2019 and December 31, 2018, respectively. These contract assets result from timing differences between the billing schedule and the products and services delivery schedules, as well as, the impact from the allocation of the transaction price among performance obligations for contracts that include multiple performance obligations.

Deferred revenue on the Consolidated Balance Sheets consist of payments and billings in advance of our performance. The combined short-term and long-term deferred revenue balances were $400 million and $382 million as of March 30, 2019 and December 31, 2018, respectively. During the three months ended March 30, 2019 and March 31, 2018 the Company recognized $70 million and $65 million in revenue, respectively, which was previously included in the beginning balance of deferred revenue.

Note 4 Inventories

The components of Inventories, net are as follows (in millions):

	March 30, 2019	December 31, 2018
Raw material	$133	$125
Work in process	4	3
Finished goods	373	392
Total	$510	$520

Note 5 Business Acquisitions
On February 21, 2019, the Company acquired 100% of the equity interests of Temptime Corporation (“Temptime”), a developer and manufacturer of temperature-monitoring labels and devices. The acquisition of Temptime was intended to expand the Company’s product offerings within the healthcare industry, with possible future applications in other industries involving temperature-sensitive products.
The Temptime acquisition was accounted for under the acquisition method of accounting for business combinations. The Company paid $179 million in cash, net of cash on-hand, to acquire Temptime. Additionally, we incurred $2 million of cash acquisition-related costs, which primarily included third-party transaction and advisory fees and were included within Acquisition and integration costs on the Consolidated Statements of Operations.
The Company utilized estimated fair values as of February 21, 2019 to allocate the total consideration paid to the net tangible and intangible assets acquired and liabilities assumed. The fair value of the net assets acquired was based on a number of estimates and assumptions as well as customary valuation procedures and techniques, including relief from royalty and excess earnings methodologies. While we believe these estimates provide a reasonable basis to record the net assets acquired, the purchase price allocation is considered preliminary and subject to adjustment during the measurement period, which is up to one year from the acquisition date. The primary fair value estimates considered preliminary include identifiable intangible assets, inventory, and income tax-related items.
The operating results of Temptime have been included in the Company’s Consolidated Balance Sheet and Statement of Operations beginning February 21, 2019. The Company has not included unaudited pro forma results, as if Temptime had been acquired as of January 1, 2018, as doing so would not yield materially different results.
The preliminary purchase price allocation to assets acquired and liabilities assumed was as follows (in millions):

Inventory	$14
Property, plant and equipment	10
Identifiable intangible assets	106
Other assets acquired	11
Deferred tax liabilities	(24)
Other liabilities assumed	(13)
Net Assets Acquired	$104
Goodwill on acquisition	75
Cash paid, net of cash acquired	$179
The $75 million of goodwill, which will be non-deductible for tax purposes, has been allocated to the AIT segment and principally relates to the planned expansion of the Temptime product offerings and technologies into current and new markets.
The preliminary purchase price allocation to identifiable intangible assets acquired was:

	Fair Value (in millions)	Useful Life (in years)
Customer and other relationships	$79	8
Current Technology	25	8
Trade Names	2	3
Total identifiable intangible assets	$106
On August 14, 2018, the Company acquired Xplore Technologies Corporation (“Xplore”). During the first quarter of 2019, the Company recorded measurement period adjustments relating to facts and circumstances existing as of the acquisition date, primarily a $5 million increase in deferred tax assets and a corresponding decrease in goodwill. The Xplore purchase price allocation is still considered preliminary as of March 30, 2019, primarily related to income tax items, and is subject to adjustment during the remaining measurement period.

Note 6 Fair Value Measurements

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
In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs to the extent possible. In addition, the Company considers counterparty credit risk in the assessment of fair value.
The Company’s financial assets and liabilities carried at fair value as of March 30, 2019, are classified below (in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange contracts (1)	$—	$20	$—	$20
Forward interest rate swap contracts (2)	—	1	—	1
Money market investments related to the deferred compensation plan	20	—	—	20
Total Assets at fair value	$20	$21	$—	$41
Liabilities:
Forward interest rate swap contracts (2)	$—	$4	$—	$4
Foreign exchange contracts (1)	1	—	—	1
Liabilities related to the deferred compensation plan	20	—	—	20
Total Liabilities at fair value	$21	$4	$—	$25
The Company’s financial assets and liabilities carried at fair value as of December 31, 2018, are classified below (in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange contracts (1)	$1	$15	$—	$16
Forward interest rate swap contracts (2)	—	5	—	5
Money market investments related to the deferred compensation plan	17	—	—	17
Total Assets at fair value	$18	$20	$—	$38
Liabilities:
Liabilities related to the deferred compensation plan	$17	$—	$—	$17
Total Liabilities at fair value	$17	$—	$—	$17

(1)	The fair value of the foreign exchange contracts is calculated as follows:

a.	Fair value of a put option contract associated with forecasted sales hedges is calculated using bid and ask rates for similar contracts.

b.	Fair value of regular forward contracts associated with forecasted sales hedges is calculated using the period-end exchange rate adjusted for current forward points.

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

	Asset / (Liability)
		Fair Values as of
	Balance Sheet Classification	March 30, 2019	December 31, 2018
Derivative instruments designated as hedges:
Foreign exchange contracts	Prepaid expenses and other current assets	$20	$15
Total derivative instruments designated as hedges		$20	$15

Derivative instruments not designated as hedges:
Foreign exchange contracts	Prepaid expenses and other current assets	$—	$1
Forward interest rate swaps	Prepaid expenses and other current assets	1	2
Forward interest rate swaps	Other long-term assets	—	3
Foreign exchange contracts	Accrued liabilities	(1)	—
Forward interest rate swaps	Other long-term liabilities	(4)	—
Total derivative instruments not designated as hedges		(4)	6
Total net derivative asset		$16	$21
The following table presents the (losses) gains from changes in fair values of derivatives that are not designated as hedges (in millions):

	(Loss) Gain Recognized in Income
		Three Months Ended
	Statements of Operations Classification	March 30, 2019	March 31, 2018
Derivative instruments not designated as hedges:
Foreign exchange contracts	Foreign exchange loss	$(2)	$—
Forward interest rate swaps	Interest expense, net	(8)	13
Total (loss) gain recognized in income		$(10)	$13

Activities related to derivative instruments are reflected within Net cash provided by operating activities within the Consolidated Statements of Cash Flows.

Credit and Market Risk Management
Financial instruments, including derivatives, expose the Company to counterparty credit risk of nonperformance and to market risk related to currency exchange rate and interest rate fluctuations. The Company manages its exposure to counterparty credit risk by establishing minimum credit standards, diversifying its counterparties, and monitoring its concentrations of credit. The Company’s counterparties are commercial banks with expertise in derivative financial instruments. The Company evaluates the impact of market risk on the fair value and cash flows of its derivative and other financial instruments by considering reasonably possible changes in interest rates and currency exchange rates. The Company continually monitors the creditworthiness of the customers to which it grants credit terms in the normal course of business. The terms and conditions of the Company’s credit policies are designed to mitigate concentrations of credit risk with any single customer.

The Company’s master netting and other similar arrangements with the respective counterparties allow for net settlement under certain conditions, which are designed to reduce credit risk by permitting net settlement with the same counterparty. We elect to present the assets and liabilities of our derivative financial instruments on a net basis on the Consolidated Balance Sheets. If the derivative financial instruments had been presented gross on the Consolidated Balance Sheets, the asset and liability positions each would have been increased by $0 million and $1 million as of March 30, 2019 and December 31, 2018, respectively.

Foreign Currency Exchange Risk Management

The Company conducts business on a multinational basis in a wide variety of foreign currencies. Exposure to market risk for changes in foreign currency exchange rates arises from euro-denominated external revenues, cross-border financing activities between subsidiaries, and foreign currency denominated monetary assets and liabilities. The Company manages its objective of preserving the economic value of non-functional currency denominated cash flows by initially hedging transaction exposures with natural offsets to the fullest extent possible and, once these opportunities have been exhausted, through foreign exchange forward and option contracts, as deemed appropriate.

The Company manages the exchange rate risk of anticipated euro-denominated sales using forward contracts which typically mature within twelve months of execution. The Company designates these derivative contracts as cash flow hedges. Unrealized gains and losses on these contracts are deferred in Accumulated other comprehensive income (loss) (“AOCI”) on the Consolidated Balance Sheets until the contract is settled and the hedged sale is realized. The realized gain or loss is then recorded as an adjustment to Net sales on the Consolidated Statements of Operations. Realized gains (losses) reclassified to Net sales were $11 million and $(5) million for the three months ended March 30, 2019 and March 31, 2018, respectively. As of March 30, 2019, and December 31, 2018, the notional amounts of the Company’s foreign exchange cash flow hedges were €520 million and €496 million, respectively. The Company has reviewed its cash flow hedges for effectiveness and determined they are highly effective.

The Company uses forward contracts, which are not designated as hedging instruments, to manage its balance sheet exposures related to net assets denominated in foreign currencies. These forward contracts typically mature within one month after execution. Monetary gains and losses on these forward contracts are recorded in income and are generally offset by the transaction gains and losses related to their net asset positions. The notional values and the net fair value of these outstanding contracts are as follows (in millions):

	March 30, 2019		December 31, 2018
Notional balance of outstanding contracts:
British Pound/U.S. Dollar		£8		£1
Euro/U.S. Dollar		€33		€45
British Pound/Euro		£—		£6
Canadian Dollar/U.S. Dollar	C$	2	C$	6
Australian Dollar/U.S. Dollar	A$	47	A$	47
Japanese Yen/U.S. Dollar		¥220		¥396
Singapore Dollar/U.S. Dollar	S$	7	S$	7
Mexican Peso/U.S. Dollar	Mex$	120	Mex$	225
Chinese Yuan/U.S. Dollar		¥71		¥71
South African Rand/U.S. Dollar	R	39	R	42
Net fair value of (liability) asset of outstanding contracts		$(1)		$1

The Company’s use of non-designated forward contracts to manage Euro currency exposure is limited, as Euro-denominated borrowings under the Revolving Credit Facility naturally hedge part of such risk. See Note 8, Long-Term Debt for further discussion of Euro-denominated borrowings.

Interest Rate Risk Management
The Company’s debt consists of borrowings under two term loans (“Term Loan A” and “Term Loan B”, also referred to collectively as the “Term Loans”), the Revolving Credit Facility and the Receivables Financing Facility which bear interest at variable rates plus an applicable margin. See Note 8, Long-Term Debt for further details about these borrowings.

The Company manages its exposure to changes in interest rates by utilizing interest rate swaps to hedge this exposure and to achieve a desired proportion of fixed versus floating-rate debt, based on current and projected market conditions.

In December 2017, the Company entered into a long-term forward interest rate swap agreement with a notional amount of $800 million to lock into a fixed LIBOR interest rate base for its debt facilities subject to monthly interest payments. Under the terms of the agreement, $800 million in variable-rate debt will be swapped for a fixed interest rate with net settlement terms due effective starting in December 2018 and ending in December 2022. This swap is not designated as a hedge and changes in fair value are recognized immediately as Interest expense, net on the Consolidated Statements of Operations.

The Company also had interest rate swaps that were terminated in prior fiscal years, including certain swaps that were designated as cash flow hedges. The terminated swaps that were designated as cash flow hedges had approximately $2 million of pretax losses remaining in AOCI as of March 30, 2019, which will be reclassified into Interest expense, net, on the Consolidated Statements of Operations through June 2021.

Note 8 Long-Term Debt

The following table shows the carrying value of the Company’s debt (in millions):

	March 30, 2019	December 31, 2018
Term Loan A	$608	$608
Term Loan B	445	445
Revolving Credit Facility	578	408
Receivables Financing Facility	113	139
Total debt	$1,744	$1,600
Less: Debt issuance costs	(4)	(5)
Less: Unamortized discounts	(4)	(4)
Less: Current portion of long-term debt	(131)	(157)
Total long-term debt	$1,605	$1,434

As of March 30, 2019, the future maturities of debt, excluding debt discounts and issuance costs, were as follows (in millions):

2019	$131
2020	54
2021	1,559
2022	—
2023	—
Thereafter	—
Total future maturities of long-term debt	$1,744
All borrowings as of March 30, 2019 were denominated in U.S. Dollars, except for €92 million under the Revolving Credit Facility that was borrowed in Euros.

The estimated fair value of the Company’s long-term debt approximated $1.7 billion and $1.6 billion as of March 30, 2019 and December 31, 2018, respectively. These fair value amounts, developed based on inputs classified as Level 2 within the fair value hierarchy, represent the estimated value at which the Company’s lenders could trade its debt within the financial markets and does not represent the settlement value of these long-term debt liabilities to the Company. The fair value of the long-term debt will continue to vary each period based on a number of factors including fluctuations in market interest rates, as well as changes to the Company’s credit ratings.

Credit Facilities
The Company has entered into a credit agreement that provides for a Term Loan A, Term Loan B and Revolving Credit Facility.

As of March 30, 2019, the Term Loan A interest rate was 3.99%, and the Term Loan B interest rate was 4.24%. Borrowings under the Terms loans bear interest at a variable rate plus an applicable margin. Interest payments are made monthly.

Under the credit agreement, the Company is required to prepay certain outstanding amounts in the event of certain circumstances or transactions. The Company may make prepayments against the Term Loans, in whole or in part, without premium or penalty. Term Loan A will mature on July 27, 2021 and Term Loan B will mature on October 27, 2021. The remaining principal on Term Loan A is due in quarterly installments starting in the third quarter of 2019, with the majority due upon maturity. All remaining principal on Term Loan B is due upon maturity.

The Revolving Credit Facility is available for working capital and other general corporate purposes including letters of credit. As of March 30, 2019, the Company had letters of credit totaling $5 million, which reduced funds available for borrowings under the agreement from $800 million to $795 million. Borrowings bear interest at a variable rate plus an applicable margin.

As of March 30, 2019, the Revolving Credit Facility had an average interest rate of 3.56%. Interest payments are made monthly. The Revolving Credit Facility will mature, and the related commitments will terminate on July 27, 2021. All remaining principal is due upon maturity.

Receivables Financing Facility
In December 2017, the Company entered a Receivables Financing Facility with a financial institution that has a borrowing limit of up to $180 million. As collateral, the Company pledges a perfected first-priority security interest in its domestically originated accounts receivable. The Company has accounted for transactions under the Receivables Financing Facility as secured borrowings.

As of March 30, 2019, the Company’s Consolidated Balance Sheets included $449 million of receivables that were pledged under the receivables financing facility, of which $113 million had been borrowed against. Borrowings under the Receivables Financing Facility bear interest at a variable rate plus an applicable margin. As of March 30, 2019, the Receivables Financing Facility had an average interest rate of 3.33% and requires monthly interest payments. The Receivables Financing Facility will mature on November 29, 2019. Accordingly, amounts borrowed as of March 30, 2019 are included in Current portion of long-term debt on the Company’s Consolidated Balance Sheets.

Both the Revolving Credit Facility and Receivables Financing Facility include terms and conditions that limit the incurrence of additional borrowings and require that certain financial ratios be maintained at designated levels.

The Company uses interest rate swaps to manage the interest rate risk associated with its debt. See 7, Derivative Instruments for further information.

As of March 30, 2019, the Company was in compliance with all debt covenants.

Note 9 Leases

The Company leases certain manufacturing facilities, distribution centers, sales and administrative offices, equipment, and vehicles which are accounted for as operating leases. Remaining lease terms are up to 13 years, with certain leases containing renewal options.

During the three months ended March 30, 2019, expense associated with the Company’s operating leases was $15 million, which included $6 million of variable lease expenses that were not part of the measurement of the ROU assets and lease liabilities. Costs associated with short-term leases were insignificant.

During the three months ended March 30, 2019, the Company paid $15 million for operating leases, with such payments included within Net cash provided by operating activities on the Consolidated Statements of Cash Flows. Also, during the three months ended March 30, 2019, the Company obtained $7 million of ROU assets in exchange for operating lease obligations.
As of March 30, 2019, the weighted average remaining term of the Company’s operating leases was 6 years, and the weighted average discount rate used to measure the ROU assets and lease liabilities was 6%.
Future minimum lease payments under non-cancellable operating leases as of March 30, 2019 were as follows (in millions):

2019	$28
2020	33
2021	28
2022	20
2023	14
Thereafter	35
Total future minimum lease payments	$158
Less: Interest	(26)
Present value of lease liabilities	$132

Reported as of March 30, 2019:
Current portion of lease liabilities	$30
Long-term lease liabilities	102
Present value of lease liabilities	$132

The current portion of lease liabilities is included within Accrued liabilities on the Consolidated Balance Sheet.

Revenues earned from lease arrangements under which the Company is a lessor are not significant.

Note 10 Commitments and Contingencies

Warranties
The following table is a summary of the Company’s accrued warranty obligation (in millions):

	Three Months Ended
	March 30, 2019	March 31, 2018
Balance at the beginning of the period	$22	$18
Warranty expense	7	7
Warranty payments	(6)	(8)
Balance at the end of the period	$23	$17

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

Note 11 Income Taxes

The Company’s effective tax rate for the three months ended March 30, 2019 was 12.2%. The variance from the 2019 federal statutory rate of 21% for the current period was attributable to the benefits of lower tax rates on foreign earnings and U.S. tax credits. These benefits were partially offset by the impacts of foreign earnings taxed in the U.S. and deemed royalties taxed in the U.S. The Company’s effective tax rate also benefited from certain discrete items.

The Company’s effective tax rate for the three months ended March 31, 2018 was 18.0%. The variance from the 2018 federal statutory rate of 21% for the prior period was attributable to the benefits of lower tax rates on foreign earnings and U.S. tax credits. These benefits were partially offset by the impacts of foreign earnings taxed in the U.S. and deemed royalties taxed in the U.S. The Company’s effective tax rate also benefited from certain discrete items.

The items creating the variances from the U.S. statutory rate to the effective rates of both comparative quarters are similar. However, the lower tax rate for the current quarter is primarily the result of increased foreign pre-tax income taxed at a rate lower than the U.S. statutory rate and discrete tax items.

For the three months ended March 30, 2019, and March 31, 2018, foreign earnings taxed in the United States includes the impacts of the Global Intangible Low-Taxed Income, the Deduction for Foreign-Derived Intangible Income, and the Base Erosion Anti-Avoidance Tax (“BEAT”) provisions of the Tax Cuts and Jobs Act, enacted in December, 2017 (“U.S. Tax Reform”, or “the Act”). The Company has included the rate impacts of these provisions in its annual forecasted rate relying on all currently available guidance. It is anticipated that the U.S. Treasury will provide further guidance throughout the year.

Pre-tax earnings outside the United States are primarily generated in the United Kingdom, Singapore, and Luxembourg, with statutory rates of 19%, 17%, and 26%, respectively. During 2018, the Company applied for and was granted a second extension of its incentivized tax rate by the Singapore Economic Development Board. The incentive reduces the income tax rate to 10.5% from the statutory rate of 17% and is effective for calendar years 2019 to 2023. The Company has committed to making additional investments in Singapore over the period 2019 to 2022; should the Company not make these investments in accordance with the agreement, any incentive benefit would have to be repaid to the Singapore tax authorities.

The Company earns a significant amount of its operating income outside of the U.S. The Company’s policy considers its U.S. investments in directly-owned foreign affiliates to be indefinitely reinvested. As a result of U.S. Tax Reform, future remittance of dividends from foreign subsidiaries to the U.S. parent will generally no longer be subject to U.S. tax when repatriated but may be subject to withholding taxes of the payor affiliate country. Additionally, gains and losses on taxable dispositions of U.S.-owned foreign affiliates continue to be subject to U.S. tax.

Quarterly, management evaluates all jurisdictions based on historical pre-tax earnings and taxable income to determine the need for valuation allowances. Based on this analysis, a valuation allowance has been recorded for any jurisdictions where, in the Company’s judgment, tax benefits are not expected to be realized.

Uncertain Tax Positions
The Company is currently undergoing U.S. federal income tax audits for the tax years 2016 and 2017, as well as a UK income tax audit for fiscal years 2012 through 2014, and 2016. Fiscal years 2004 through 2018 remain open to examination by multiple foreign and U.S. state taxing jurisdictions. The Company anticipates that $22 million of uncertain tax benefits may be settled within the next twelve months and has reflected this liability as current within the Company’s Consolidated Balance Sheets. Due to uncertainties in any tax audit or litigation outcome, the Company’s estimates of the ultimate settlement of uncertain tax positions may change and the actual tax benefits may differ significantly from the estimates.

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

Earnings per share (in millions, except share data):

	Three Months Ended
	March 30, 2019	March 31, 2018
Basic:
Net income	$115	$109
Weighted-average shares outstanding	53,905,426	53,286,249
Basic earnings per share	$2.14	$2.04

Diluted:
Net income	$115	$109
Weighted-average shares outstanding	53,905,426	53,286,249
Dilutive shares	649,442	699,506
Diluted weighted-average shares outstanding	54,554,868	53,985,755
Diluted earnings per share	$2.12	$2.01

Anti-dilutive options to purchase common shares are excluded from diluted earnings per share calculations. Anti-dilutive options consist primarily of stock appreciation rights (“SARs”) with an exercise price greater than the average market closing price of the Class A common stock. There were 86,067 and 584 anti-dilutive shares for the three months ended March 30, 2019 and March 31, 2018, respectively.

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

•
Unrealized (loss) on forward interest rate swaps hedging transactions refers to the hedging of the interest rate risk exposure associated with the variable rate commitment entered into for the Enterprise Acquisition. See Note 7, Derivative Instruments for more details.

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

The components of AOCI for the three months ended March 30, 2019 and March 31, 2018 are as follows (in millions):

	Unrealized gain (loss) on sales hedging	Unrealized (loss) on forward interest rate swaps	Currency translation adjustments	Total
Balance at December 31, 2017	$(9)	$(9)	$(34)	$(52)
Other comprehensive (loss) income before reclassifications	(6)	5	2	1
Amounts reclassified from AOCI(1)	5	1	—	6
Tax expense	—	(1)	—	(1)
Other comprehensive (loss) income	(1)	5	2	6
Balance at March 31, 2018	$(10)	$(4)	$(32)	$(46)

Balance at December 31, 2018	$12	$—	$(47)	$(35)
Other comprehensive income before reclassifications	16	—	—	16
Amounts reclassified from AOCI(1)	(11)	—	—	(11)
Tax expense	(1)	—	—	(1)
Other comprehensive income	4	—	—	4
Balance at March 30, 2019	$16	$—	$(47)	$(31)

(1) See Note 7, Derivative Instruments regarding timing of reclassifications to operating results.

Note 14 Accounts Receivable Factoring

In 2018, the Company entered into a Receivables Factoring arrangement, pursuant to which, certain receivables originated from the Europe, Middle East, and Africa region are sold to a bank in exchange for cash without the Company maintaining a beneficial interest in the receivables sold. At any time, the bank’s purchase of eligible receivables is subject to a maximum of $90 million of uncollected receivables. The Company services the receivables on behalf of the bank, but otherwise maintains no continuing involvement with respect to the receivables. Transactions under the Receivables Factoring arrangement are accounted for as sales under ASC 860, Transfers and Servicing of Financial Assets with related cash flows reflected in operating cash flows. As of March 30, 2019 and December 31, 2018 there were $30 million and $33 million, respectively, of uncollected receivables that have been sold and removed from the Company’s Consolidated Balance Sheet. Fees incurred in connection with this arrangement were insignificant.

Note 15 Segment Information & Geographic Data

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

Financial information by segment is presented as follows (in millions):

	Three Months Ended
	March 30, 2019	March 31, 2018
Net sales:
AIT	$357	$352
EVM	709	625
Total Net sales	$1,066	$977
Operating income:
AIT(1)	$92	$92
EVM(1)	101	80
Total segment Operating income	193	172
Corporate, eliminations(2)	(34)	(28)
Total Operating income	$159	$144

(1)
AIT and EVM segment Operating income includes depreciation and share-based compensation expense. The amounts of depreciation and share-based compensation expense attributable to AIT and EVM are proportionate to each segment’s Net sales.

(2)
To the extent applicable, amounts included in Corporate, eliminations consist of purchase accounting adjustments, amortization of intangible assets, acquisition and integration costs, impairment of goodwill and other intangibles, and exit and restructuring costs.

Information regarding the Company’s operations by geographic area is contained in the following table. These amounts are reported in the geographic area of the destination of the final sale. We manage our business based on regions rather than by individual countries.

Geographic data for Net sales is as follows (in millions):

	Three Months Ended
	March 30, 2019	March 31, 2018
North America	$510	$457
Europe, Middle East and Africa	376	349
Asia-Pacific	125	115
Latin America	55	56
Total Net sales	$1,066	$977

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

Our customers have traditionally benefited from proven solutions that increase productivity and improve efficiency and asset utilization. The Company is poised to drive and capitalize on the evolution of the data capture industry into the broader EAI industry, based on important technology trends like the Internet of Things (“IoT”), ubiquitous mobility, automation and cloud computing. EAI solutions offer additional benefits to our customers including real-time, data-driven insights that improve operational visibility and drive workflow optimization.

Segments
The Company’s operations consist of two reportable segments: Asset Intelligence & Tracking (“AIT”) and Enterprise Visibility & Mobility (“EVM”).

Asset Intelligence & Tracking
The AIT segment is an industry leader in barcode printing and asset tracking technologies. Its major product lines include barcode and card printers, supplies, services, and location solutions. Industries served include retail and e-commerce, transportation and logistics, manufacturing, healthcare, and other end markets within the following regions: North America; Europe, Middle East, and Africa (“EMEA”); Asia-Pacific; and Latin America.

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

Geographic Information
For the three months ended March 30, 2019, the Company recorded $1,066 million of Net sales on its Consolidated Statements of Operations, of which approximately 47.8% were attributable to North America; approximately 35.3% were attributable to EMEA; and other foreign locations accounted for the remaining 16.9%.

Acquisitions
On February 21, 2019, the Company acquired Temptime Corporation (“Temptime”), a developer and manufacturer of temperature-monitoring labels and devices. In connection with this acquisition, the Company paid $179 million in cash, net of cash acquired. Additionally, we incurred $2 million of cash acquisition-related costs, which primarily included third-party transaction and advisory fees and are reflected within Acquisition and integration costs on the Consolidated Statements of Operations. The Temptime acquisition was accounted for under the acquisition method of accounting for business combinations and its results are included in the Company’s operating results beginning February 21, 2019. The operating results of Temptime are included within the AIT segment and contributed approximately 0.4% to our first quarter consolidated Net sales growth.
On August 14, 2018, the Company completed its tender offer to acquire all outstanding common stock of Xplore Technologies Corporation (“Xplore”) for $6.00 per share. In connection with this acquisition, the Company paid $87 million in cash, which included, $72 million for the net assets acquired, a $9 million payment of Xplore debt as well as $6 million of other Xplore transaction-related obligations. The Xplore acquisition was accounted for under the acquisition method of accounting for business combinations and included in the Company’s operating results beginning August 14, 2018. The operating results of Xplore are included within the EVM segment and contributed approximately 1.7% to our first quarter consolidated Net sales growth.

Results of Operations

Consolidated Results of Operations
(in millions, except percentages)

The following tables present key statistics for the Company’s operations for the three months ended March 30, 2019 and March 31, 2018, respectively:

	Three Months Ended
	March 30, 2019	March 31, 2018	$ Change	% Change
Net sales	$1,066	$977	$89	9.1%
Gross profit	501	465	36	7.7%
Operating expenses	342	321	21	6.5%
Operating income	$159	$144	$15	10.4%
Gross margin	47.0%	47.6%

Net sales to customers by geographic region were as follows (in millions, except percentages):

	Three Months Ended
	March 30, 2019	March 31, 2018	$ Change	% Change
North America	$510	$457	$53	11.6%
EMEA	376	349	27	7.7%
Asia-Pacific	125	115	10	8.7%
Latin America	55	56	(1)	(1.8)%
Total net sales	$1,066	$977	$89	9.1%

Operating expenses are summarized below (in millions, except percentages):

	Three Months Ended
	March 30, 2019	March 31, 2018	As a % of Net sales
			2019	2018
Selling and marketing	$122	$120	11.4%	12.3%
Research and development	111	101	10.4%	10.3%
General and administrative	76	71	7.1%	7.3%
Amortization of intangible assets	28	23	NM	NM
Acquisition and integration costs	4	2	NM	NM
Exit and restructuring costs	1	4	NM	NM
Total operating expenses	$342	$321	32.1%	32.9%

Consolidated Organic Net sales growth:

Three Months Ended
March 30, 2019
Reported GAAP Consolidated Net sales growth	9.1%
Adjustments:
Impact of foreign currency translation (1)	0.9%
Impact of acquisitions (2)	(2.1)%
Consolidated Organic Net sales growth	7.9%

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

(2)
For purposes of computing Organic Net sales, amounts directly attributable to the Xplore acquisition (included in our consolidated results beginning August 14, 2018) and the Temptime acquisition (included in our consolidated results beginning February 21, 2019) will be excluded for 12-months following the acquisition date.

First quarter 2019 compared to first quarter 2018

Net sales increased by $89 million or 9.1% compared with the prior year, reflecting growth in North America, EMEA, and Asia-Pacific. The increase in Net sales was primarily due to higher sales of mobile computing and data capture products. Net sales growth was positively impacted by the inclusion of Xplore and Temptime in North America, partially offset by unfavorable foreign currency impacts primarily in EMEA. Consolidated Organic Net sales growth was 7.9%.

Gross margin decreased to 47.0% for the current quarter compared to 47.6% for the prior year. Gross margin declines were primarily driven by unfavorable business mix in both AIT and EVM.

Operating expenses for the quarter ended March 30, 2019 and March 31, 2018, were $342 million and $321 million, or 32.1% and 32.9% of Net sales, respectively. As a percentage of Net sales, operating costs continue to trend favorably. The increase in Operating expenses was primarily due to investments to accelerate organic growth as well as inclusion of Xplore and Temptime expenses.

Operating income increased 10.4% to $159 million for the current quarter compared to $144 million for the prior year. The increase was due to higher Net sales and Gross profit, which was partially offset by higher Operating expenses.

Total Other expenses, net was $28 million for the current quarter compared to $11 million for the prior year. The increase was primarily due to an $8 million loss on interest rate swaps in the current quarter compared to a $13 million gain in the prior year. The current quarter benefited from lower outstanding debt and interest rates.

In the quarter ending March 30, 2019, the Company recognized tax expense of $16 million compared to an expense of $24 million for the prior year quarter. The Company’s effective tax rates for the three months ended March 30, 2019 and March 31, 2018 were 12.2% and 18.0%, respectively. The decrease in the effective tax rate for the current quarter is primarily due to an increase in foreign pre-tax income taxed at a rate lower than the U.S. statutory rate and more favorable discrete items.

Results of Operations by Segment

The following commentary should be read in conjunction with the financial results of each operating business segment as detailed in Note 15, Segment Information & Geographic Data in the Notes to Consolidated Financial Statements. To the extent applicable, segment results exclude purchase accounting adjustments, amortization of intangible assets, acquisition and integration costs, impairment of goodwill and other intangibles, and exit and restructuring costs.

Asset Intelligence & Tracking Segment (“AIT”)
(in millions, except percentages)

	Three Months Ended
	March 30, 2019	March 31, 2018	$ Change	% Change
Net sales	$357	$352	$5	1.4%
Gross profit	184	183	1	0.5%
Operating expenses	92	91	1	1.1%
Operating income	$92	$92	$—	—%
Gross margin	51.5%	52.0%

AIT Organic Net sales growth:

Three Months Ended
March 30, 2019
AIT Reported GAAP Net sales growth	1.4%
Adjustments:
Impact of foreign currency translations (1)	1.0%
Impact of acquisition (2)	(1.2)%
AIT Organic Net sales growth	1.2%

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

(2)
For purposes of computing Organic Net sales, amounts directly attributable to the Temptime acquisition (included in our consolidated results beginning February 21, 2019) will be excluded for 12-months following the acquisition date.

First quarter 2019 compared to first quarter 2018

Net sales for AIT increased $5 million or 1.4% compared to the prior year. The increase in Net sales was primarily due to an increase in supplies and services that was partially offset by a decline in printing products in North America. Net sales growth reflected the inclusion of Temptime as well as unfavorable foreign currency changes. AIT Organic Net sales growth was 1.2%.

Gross margin decreased to 51.5% in the current quarter compared to 52.0% in the prior year, primarily due to unfavorable product mix.

Operating income was $92 million for both the current and prior year quarter.

Enterprise Visibility & Mobility Segment (“EVM”)
(in millions, except percentages)

	Three Months Ended
	March 30, 2019	March 31, 2018	$ Change	% Change
Net sales	$709	$625	$84	13.4%
Gross profit	318	282	36	12.8%
Operating expenses	217	202	15	7.4%
Operating income	$101	$80	$21	26.3%
Gross margin	44.9%	45.1%

EVM Organic Net sales growth:

Three Months Ended
March 30, 2019
EVM Reported GAAP Net sales growth	13.4%
Adjustments:
Impact of foreign currency translation (1)	0.8%
Impact of acquisition (2)	(2.6)%
EVM Organic Net sales growth	11.6%

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

First quarter 2019 compared to first quarter 2018

Net sales for EVM increased $84 million or 13.4% compared to prior year. The increase in Net sales was primarily attributable to higher mobile computing product sales in North America and Asia-Pacific as well as higher data capture sales in EMEA. Net sales growth reflected the inclusion of Xplore as well as unfavorable foreign currency changes. EVM Organic Net Sales growth was 11.6%.

Gross margin decreased to 44.9% in the current quarter compared to 45.1% in the prior year, primarily due to unfavorable product mix.

Operating income for the current quarter increased 26.3% due to higher Net sales and Gross profit which were partially offset by higher Operating expenses.

New Accounting Pronouncements

Effective January 1, 2019, the Company adopted a new accounting standard related to leases. See Note 2, Significant Accounting Policies in the Notes to Consolidated Financial Statements for further information.

Liquidity and Capital Resources

The primary factors that influence our liquidity include, but are not limited to, the amount and timing of our revenues, cash collections from our customers, cash payments to our suppliers, capital expenditures, repatriation of foreign cash, investments, and acquisitions. Management believes that our existing capital resources and funds generated from operations are sufficient to meet anticipated capital requirements and to service our indebtedness. The following table summarizes our cash flow activities for the periods indicated (in millions, except percentages):

	Three Months Ended
Cash flows provided by (used in) from:	March 30, 2019	March 31, 2018	$ Change	% Change
Operating activities	$42	$116	$(74)	(63.8)%
Investing activities	(184)	(20)	(164)	NM
Financing activities	161	(92)	253	NM
Effect of exchange rates on cash	(2)	(2)	—	NM
Net increase in cash and cash equivalents	$17	$2	$15	NM
The change in our cash and cash equivalents balance during the three months ended March 30, 2019 compared to the prior year period is reflective of the following:

•
Cash flow provided by operating activities decreased by $74 million compared to the prior year. The decrease was primarily due to timing of accounts payable and higher incentive compensation and income tax payments that were partially offset by higher net income, favorable timing of collections on accounts receivable, reduced inventory levels, and lower cash payments for interest.

•	The increase in net cash used in investing activities was driven by cash payments for the net assets of Temptime.

•
Net cash provided by financing activities during the three months ended March 30, 2019 consisted primarily of net debt proceeds of $146 million, including amounts borrowed to fund the Temptime acquisition, compared to $95 million of net debt repayments during the three months ended March 31, 2018.

Company Debt
The following table shows the carrying value of the Company’s debt (in millions):

	March 30, 2019	December 31, 2018
Term Loan A	$608	$608
Term Loan B	445	445
Revolving Credit Facility	578	408
Receivables Financing Facility	113	139
Total debt	$1,744	$1,600
Less: Debt issuance costs	(4)	(5)
Less: Unamortized discounts	(4)	(4)
Less: Current portion of long-term debt	(131)	(157)
Total long-term debt	$1,605	$1,434

Credit Facilities
The Company’s debt includes borrowings under Term Loan A, Term Loan B and a multi-currency Revolving Credit Facility, all maturing in 2021. Borrowings under each instrument bear interest at a variable rate for which the Company has entered into interest rate swap contracts to manage interest rate risk exposure. All borrowings under the credit facilities as of March 30, 2019 were denominated in U.S. Dollars, except for €92 million in Euro denominated borrowings under the Revolving Credit Facility. The average interest rates as of March 30, 2019 for Term Loan A, Term Loan B, and the Revolving Credit Facility were 3.99%, 4.24% and 3.56%, respectively. The Company is required to prepay certain amounts in the event of certain circumstances or transactions. The Company may make prepayments against Term Loan A or Term Loan B, in whole or in part, without premium or penalty.

Receivables Financing Facility
In December 2017, the Company entered a Receivables Financing Facility with a financial institution that has a borrowing limit of up to $180 million which matures on November 29, 2019. As collateral, the Company pledges a perfected first-priority security interest in its domestically originated accounts receivable. Borrowings bear interest at a variable rate and are accounted for as secured borrowings. As of March 30, 2019, the Receivables Financing Facility had an average interest rate of 3.33% and the Company’s Consolidated Balance Sheets included $449 million of receivables that were pledged, of which $113 million had been borrowed against and reflected as a component of the Current portion of long-term debt on the Company’s Consolidated Balance Sheets. All borrowings under the Receivable Financing Facility were denominated in U.S. Dollars.

Both the Revolving Credit Facility and Receivables Financing Facility include terms and conditions that limit the incurrence of additional borrowings and require that certain financial ratios be maintained at designated levels. As of March 30, 2019, the Company was in compliance with all debt covenants.

See Note 8, Long-Term Debt in the Notes to Consolidated Financial Statements for further details.

Receivables Factoring
In addition to the Company’s borrowing arrangements described above, the Company entered into a Receivables Factoring arrangement in December 2018. Under the Receivables Factoring arrangement, the Company sells certain EMEA-originated receivables to a bank in exchange for cash without maintaining a beneficial interest in the receivables sold. At any time, the bank’s purchase of eligible receivables is subject to a maximum of $90 million of uncollected receivables. Transactions under the Receivables Factoring arrangement are accounted for as sales under ASC 860, Transfers and Servicing of Financial Assets with related cash flows reflected in operating cash flows. As of March 30, 2019 and December 31, 2018 there were $30 million and $33 million, respectively, of uncollected receivables that have been sold and removed from the Company’s Consolidated Balance Sheet.

Significant Customers

The Net sales to significant customers as a percentage of the Company’s total Net sales, by segment, were as follows:

	Three Months Ended
	March 30, 2019			March 31, 2018
	AIT	EVM	Total	AIT	EVM	Total
Customer A	5.3%	12.3%	17.6%	6.5%	14.4%	20.9%
Customer B	5.1%	9.8%	14.9%	5.8%	9.7%	15.5%
Customer C	6.7%	8.0%	14.7%	6.3%	7.0%	13.3%

As of March 30, 2019, the Company had three customers that each accounted for more than 10% of outstanding accounts receivable. These customers accounted for 21.0%, 8.0%, and 19.5% of outstanding accounts receivable, respectively. No other customer accounted for more than 10% or more of total Net sales during these periods. All three of the above customers are distributors of the Company’s products, and not end users.

Safe Harbor

Forward-looking statements contained in this filing are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995 and are highly dependent upon a variety of important factors, which could cause actual results to differ materially from those expressed or implied in such forward-looking statements. When used in this document and documents referenced, the words “anticipate,” “believe,” “intend,” “estimate,” “will,” and “expect” and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements but are not the exclusive means of identifying these statements. The forward-looking statements include, but are not limited to, the Company’s financial outlook for the full year of 2019. These forward-looking statements are based on current expectations, forecasts and assumptions and are subject to the risks and uncertainties inherent in the Company’s industry, market conditions, general domestic and international economic conditions, and other factors. These factors include:

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
We encourage readers of this report to review Part II, Item 1A, “Risk Factors” in this report for further discussion of issues that could affect the Company’s future results. We undertake no obligation, other than as may be required by law, to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances, or any other reason after the date of this report.

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
There were no material changes in the Company’s market risk during the quarter ended March 30, 2019. For additional information on market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in the Annual Report on Form 10-K for the year ended December 31, 2018.

Item 4.	Controls and Procedures

Management’s Report on Disclosure Controls

Our management is responsible for establishing and maintaining adequate disclosure controls as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management assessed the effectiveness of our disclosure controls as of March 30, 2019. Based on this assessment and those criteria, our management believes that, as of March 30, 2019, our disclosure controls are effective.

Changes in Internal Controls over Financial Reporting
During the quarter ended March 30, 2019, there have been no changes in our internal controls that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

In addition to the other information included in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2018, and the factors identified under “Safe Harbor” at the end of Part I, Item 2 of this Quarterly Report on Form 10-Q, which could materially affect our business, financial condition, cash flows, or results of operations. The risks described in the Annual Report are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently considers immaterial also may materially adversely affect its business, financial condition, and/or operating results. There have been no material changes to the risk factors included in our Annual Report for the year ended December 31, 2018, other than as described below.

We may incur liabilities as a result of product failures due to actual or apparent design or manufacturing defects. We may be subject to product liability claims, which could include claims for property or economic damages or personal injury, in the event damages arise from our products as a result of actual or apparent design or manufacturing defects. Such design or manufacturing defects may occur not only in our own designed products, but also in components provided by third-party suppliers. We generally have insurance protection against property damage and personal injury liabilities and seek to limit such risk through product design, manufacturing quality control processes, product testing and contractual indemnification from suppliers. However, due to the growing size of the Company’s installed product base and growing number of applications in which our products can be used, an actual or alleged design or manufacturing defect could result in product recalls, customer service costs or legal costs that could have material adverse effects on our financial results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Treasury Shares

We did not purchase shares of Zebra Class A common stock during the three months ending March 30, 2019 as part of the purchase plan program.

Item 6.	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial information from Zebra Technologies Corporation Quarterly Report on Form 10-Q, for the quarter ended March 30, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZEBRA TECHNOLOGIES CORPORATION

Date: April 30, 2019	By:	/s/ Anders Gustafsson
Anders Gustafsson
Chief Executive Officer

Date: April 30, 2019	By:	/s/ Olivier Leonetti
Olivier Leonetti
Chief Financial Officer