Form 10-Q
period 2019-06-29
ZEBRA TECHNOLOGIES CORP
filed 2019-07-30
CIK 877212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2019
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
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: (847) 634-6700
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Class A Common Stock, par value $.01 per share	ZBRA	The NASDAQ Stock Market, LLC
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes   ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange
Act).    Yes  ☐   No  ☒
As of July 23, 2019, there were 54,116,439 shares of Class A Common Stock, $.01 par value, outstanding.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
QUARTER ENDED JUNE 29, 2019

PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements
ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	June 29, 2019	December 31, 2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$27	$44
Accounts receivable, net of allowances for doubtful accounts of $2 million and $3 million as of June 29, 2019 and December 31, 2018, respectively	556	520
Inventories, net	484	520
Income tax receivable	78	24
Prepaid expenses and other current assets	43	54
Total Current assets	1,188	1,162
Property, plant and equipment, net	251	249
Right-of-use lease asset	114	—
Goodwill	2,622	2,495
Other intangibles, net	323	232
Long-term deferred income taxes	88	114
Other long-term assets	115	87
Total Assets	$4,701	$4,339
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$156	$157
Accounts payable	472	552
Accrued liabilities	282	322
Deferred revenue	230	210
Income taxes payable	60	60
Total Current liabilities	1,200	1,301
Long-term debt	1,561	1,434
Long-term lease liabilities	104	—
Long-term deferred income taxes	1	8
Long-term deferred revenue	188	172
Other long-term liabilities	88	89
Total Liabilities	3,142	3,004
Stockholders’ Equity:
Preferred stock, $.01 par value; authorized 10,000,000 shares; none issued	—	—
Class A common stock, $.01 par value; authorized 150,000,000 shares; issued 72,151,857 shares	1	1
Additional paid-in capital	314	294
Treasury stock at cost, 18,044,028 and 18,280,673 shares as of June 29, 2019 and December 31, 2018, respectively	(643)	(613)
Retained earnings	1,927	1,688
Accumulated other comprehensive loss	(40)	(35)
Total Stockholders’ Equity	1,559	1,335
Total Liabilities and Stockholders’ Equity	$4,701	$4,339
See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net sales:
Tangible products	$963	$889	$1,887	$1,728
Services and software	134	123	276	261
Total Net sales	1,097	1,012	2,163	1,989
Cost of sales:
Tangible products	488	450	959	873
Services and software	89	90	183	179
Total Cost of sales	577	540	1,142	1,052
Gross profit	520	472	1,021	937
Operating expenses:
Selling and marketing	127	121	249	241
Research and development	108	109	219	210
General and administrative	90	93	166	164
Amortization of intangible assets	30	23	58	46
Acquisition and integration costs	4	—	8	2
Exit and restructuring costs	1	1	2	5
Total Operating expenses	360	347	702	668
Operating income	160	125	319	269
Other expenses:
Foreign exchange loss	(1)	(4)	(4)	(4)
Interest expense, net	(33)	(23)	(57)	(34)
Other, net	3	2	2	2
Total Other expenses, net	(31)	(25)	(59)	(36)
Income before income tax	129	100	260	233
Income tax expense	5	30	21	54
Net income	$124	$70	$239	$179
Basic earnings per share	$2.28	$1.31	$4.43	$3.35
Diluted earnings per share	$2.26	$1.29	$4.37	$3.30
See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net income	$124	$70	$239	$179
Other comprehensive (loss) income, net of tax:
Changes in unrealized gains and losses on anticipated sales hedging transactions	(12)	23	(8)	22
Changes in unrealized gains and losses on forward interest rate swap hedging transactions	1	2	1	7
Foreign currency translation adjustment	2	(9)	2	(7)
Comprehensive income	$115	$86	$234	$201
See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except share data)
(Unaudited)

	Three Months Ended June 29, 2019
	Class A Common Stock Shares	Class A Common Stock Value	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at March 30, 2019	53,975,737	$1	$305	$(611)	$1,803	$(31)	$1,467
Issuance of treasury shares upon exercise of stock options, purchases under stock purchase plan and grants of restricted stock awards, net of cancellations	345,067	—	(5)	9	—	—	4
Shares withheld related to net share settlement	(212,975)	—	—	(41)	—	—	(41)
Share-based compensation	—	—	14	—	—	—	14
Net income	—	—	—	—	124	—	124
Changes in unrealized gains and losses on anticipated sales hedging transactions (net of income taxes)	—	—	—	—	—	(12)	(12)
Changes in unrealized gains and losses on forward interest rate swaps hedging transactions (net of income taxes)	—	—	—	—	—	1	1
Foreign currency translation adjustment	—	—	—	—	—	2	2
Balance at June 29, 2019	54,107,829	$1	$314	$(643)	$1,927	$(40)	$1,559

	Six Months Ended June 29, 2019
	Class A Common Stock Shares	Class A Common Stock Value	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2018	53,871,184	$1	$294	$(613)	$1,688	$(35)	$1,335
Issuance of treasury shares upon exercise of stock options, purchases under stock purchase plan and grants of restricted stock awards, net of cancellations	455,449	—	(4)	12	—	—	8
Shares withheld related to net share settlement	(218,804)	—	—	(42)	—	—	(42)
Share-based compensation	—	—	24	—	—	—	24
Net income	—	—	—	—	239	—	239
Changes in unrealized gains and losses on anticipated sales hedging transactions (net of income taxes)	—	—	—	—	—	(8)	(8)
Changes in unrealized gains and losses on forward interest rate swaps hedging transactions (net of income taxes)	—	—	—	—	—	1	1
Foreign currency translation adjustment	—	—	—	—	—	2	2
Balance at June 29, 2019	54,107,829	$1	$314	$(643)	$1,927	$(40)	$1,559

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except share data)
(Unaudited)

	Three Months Ended June 30, 2018
	Class A Common Stock Shares	Class A Common Stock Value	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at March 31, 2018	53,396,629	$1	$266	$(616)	$1,376	$(46)	$981
Cumulative effect of change in accounting principle	—	—	—	—	—	—	—
Issuance of treasury shares upon exercise of stock options, purchases under stock purchase plan and grants of restricted stock awards, net of cancellations	358,758	—	(7)	9	—	—	2
Shares withheld related to net share settlement	(63,409)	—	—	(10)	—	—	(10)
Share-based compensation	—	—	14	—	—	—	14
Net income	—	—	—	—	70	—	70
Changes in unrealized gains and losses on anticipated sales hedging transactions (net of income taxes)	—	—	—	—	—	23	23
Changes in unrealized gains and losses on forward interest rate swaps hedging transactions (net of income taxes)	—	—	—	—	—	2	2
Foreign currency translation adjustment	—	—	—	—	—	(9)	(9)
Balance at June 30, 2018	53,691,978	$1	$273	$(617)	$1,446	$(30)	$1,073

	Six Months Ended June 30, 2018
	Class A Common Stock Shares	Class A Common Stock Value	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2017	53,236,095	$1	$257	$(620)	$1,248	$(52)	$834
Cumulative effect of change in accounting principle	—	—	—	—	19	—	19
Issuance of treasury shares upon exercise of stock options, purchases under stock purchase plan and grants of restricted stock awards, net of cancellations	521,585	—	(8)	13	—	—	5
Shares withheld related to net share settlement	(65,702)	—	—	(10)	—	—	(10)
Share-based compensation	—	—	24	—	—	—	24
Net income	—	—	—	—	179	—	179
Changes in unrealized gains and losses on anticipated sales hedging transactions (net of income taxes)	—	—	—	—	—	22	22
Changes in unrealized gains and losses on forward interest rate swaps hedging transactions (net of income taxes)	—	—	—	—	—	7	7
Foreign currency translation adjustment	—	—	—	—	—	(7)	(7)
Balance at June 30, 2018	53,691,978	$1	$273	$(617)	$1,446	$(30)	$1,073

See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	June 29, 2019	June 30, 2018
Cash flows from operating activities:
Net income	$239	$179
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	95	86
Amortization of debt issuance costs and discounts	2	9
Share-based compensation	24	24
Deferred income taxes	(3)	3
Unrealized loss/(gain) on forward interest rate swaps	23	(18)
Other, net	(2)	2
Changes in operating assets and liabilities:
Accounts receivable, net	(37)	(26)
Inventories, net	49	(11)
Other assets	(9)	(9)
Accounts payable	(81)	21
Accrued liabilities	(86)	(48)
Deferred revenue	30	22
Income taxes	(50)	24
Other operating activities	1	8
Net cash provided by operating activities	195	266
Cash flows from investing activities:
Purchases of property, plant and equipment	(30)	(33)
Acquisition of businesses, net of cash acquired	(266)	—
Proceeds from sale of long-term investments	10	2
Purchases of long-term investments	(20)	(2)
Net cash used in investing activities	(306)	(33)
Cash flows from financing activities:
Payment of debt issuance costs and discounts	—	(2)
Payments of long-term debt	(81)	(1,114)
Proceeds from issuance of long-term debt	206	879
Payments of debt extinguishment costs	—	(1)
Payments of taxes related to net settlements of equity awards, net of proceeds from exercise of stock options and stock purchase plan purchases	(34)	(4)
Other financing activities	3	—
Net cash provided by/(used in) financing activities	94	(242)
Effect of exchange rate changes on cash	—	(7)
Net decrease in cash and cash equivalents	(17)	(16)
Cash and cash equivalents at beginning of period	44	62
Cash and cash equivalents at end of period	$27	$46
Supplemental disclosures of cash flow information:
Income taxes paid	$73	$21
Interest paid	$33	$52
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

Management prepared these unaudited interim consolidated financial statements according to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information and notes. As permitted under Article 10 of Regulation S-X and the instructions of Form 10-Q, these consolidated financial statements do not include all the information and notes required by United States Generally Accepted Accounting Principles (“GAAP”) for complete financial statements, although management believes that the disclosures made are adequate to make the information not misleading. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

In the opinion of the Company, these interim financial statements include all adjustments (of a normal, recurring nature) necessary to fairly present its Consolidated Balance Sheet as of June 29, 2019, the Consolidated Statements of Operations, Comprehensive Income, and Stockholders’ Equity for the three and six months ended June 29, 2019 and June 30, 2018, and the Consolidated Statements of Cash Flows for the six months ended June 29, 2019 and June 30, 2018. These results, however, are not necessarily indicative of the results expected for the full fiscal year ending December 31, 2019.

Note 2 Significant Accounting Policies

Recently Adopted Accounting

Pronouncements
On January 1, 2019, the Company adopted Accounting Standards Codification 842, Leases (“ASC 842”), which increases the transparency and comparability of organizations by recognizing Right-of-Use (“ROU”) assets and lease liabilities on the Consolidated Balance Sheets and disclosing key quantitative and qualitative information about leasing arrangements. The principal difference from previous guidance is that the ROU assets and lease liabilities arising from operating leases were not previously recognized on the Consolidated Balance Sheet. Results for reporting periods beginning after January 1, 2019 are reported under ASC 842, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC 840, Leases (“ASC 840”). In transition, we elected a number of practical expedients, including the election to not reassess existing or expired contracts to determine if they contain a lease or if the lease classification would differ, as well as the election to not separate lease and non-lease components for arrangements where the Company is a lessee.
The impact of the adoption of ASC 842 to the Company’s Consolidated Balance Sheet as of January 1, 2019 was as follows (in millions):

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

As a result of the transition, there was no impact to the Company’s Consolidated Statements of Operations or Cash Flows for the six months ended June 29, 2019, compared to what would have been reported in accordance with ASC 840.

The Company recognizes ROU assets and lease liabilities for its lease commitments with terms greater than one year. Contractual options to extend or terminate lease agreements are reflected in the lease term when they are reasonably certain to be exercised.

Subsequent to transition, the initial measurements of new ROU assets and lease liabilities are based on the present value of future lease payments over the lease term as of the commencement date. As the Company’s leases normally do not provide an implicit interest rate, we apply the Company’s incremental borrowing rate based on the information available at the commencement date in determining the present value of future lease payments. Relevant information used in determining the Company’s incremental borrowing rate includes the duration of the lease, transaction currency of the lease, and the Company’s credit risk relative to risk-free market rates.

The ROU assets also include any initial direct costs incurred and exclude lease incentives. Our lease agreements do not contain any material residual value guarantees or restrictive covenants.

All leases of the Company are classified as operating leases, with lease expense being recognized on a straight-line basis.

In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This ASU clarifies existing guidance related to implementation costs incurred in cloud computing arrangements, including the recognition, subsequent measurement, and financial statement presentation of such costs. The standard was early adopted prospectively by the Company during the second quarter of 2019 and did not have a material impact to the Company’s consolidated financial statements or disclosures.

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

Disaggregation of Revenue
The following table presents our Net sales disaggregated by product category for each of our segments, Asset Intelligence & Tracking (“AIT”) and Enterprise Visibility & Mobility (“EVM”), for the three and six months ended June 29, 2019 and June 30, 2018 (in millions):

	Three Months Ended
	June 29, 2019			June 30, 2018
Segment	Tangible Products	Services and Software	Total	Tangible Products	Services and Software	Total
AIT	$344	$26	$370	$322	$29	$351
EVM	619	108	727	567	94	661
Total	$963	$134	$1,097	$889	$123	$1,012

	Six Months Ended
	June 29, 2019			June 30, 2018
Segment	Tangible Products	Services and Software	Total	Tangible Products	Services and Software	Total
AIT	$664	$63	$727	$635	$68	$703
EVM	1,223	213	1,436	1,093	193	1,286
Total	$1,887	$276	$2,163	$1,728	$261	$1,989

In addition, refer to Note 16, Segment Information & Geographic Data for Net sales to customers by geographic region.

We recognize revenue arising from performance obligations outlined in contracts with our customers that are satisfied at a point in time and over time. Substantially all revenue for tangible products is recognized at a point in time, whereby revenue for services and software is predominantly recognized over time.

Performance Obligations
The Company’s remaining obligations that are greater than one year in duration relate primarily to repair and support services. The aggregated transaction price allocated to remaining performance obligations for these types of service arrangements, inclusive of deferred revenue, was $687 million and $489 million as of June 29, 2019 and December 31, 2018, respectively. These remaining performance obligations as of June 29, 2019 and December 31, 2018 are expected to be recognized over a period of approximately two years, respectively.

Contract Balances
Progress on satisfying performance obligations under contracts with customers is recorded on the Consolidated Balance Sheets in Accounts receivable, net and Prepaid expenses and other current assets for billed and unbilled revenues, respectively. The contract asset balances for unbilled receivables were $7 million and $5 million as of June 29, 2019 and December 31, 2018, respectively. These contract assets result from timing differences between the billing schedule and the products and services delivery schedules, as well as the impact from the allocation of the transaction price among performance obligations for contracts that include multiple performance obligations.

Deferred revenue on the Consolidated Balance Sheets consist of payments and billings in advance of our performance. The combined short-term and long-term deferred revenue balances were $418 million and $382 million as of June 29, 2019 and December 31, 2018, respectively. During the three and six months ended June 29, 2019 the Company recognized $57 million and $127 million in revenue, respectively, which was previously included in the beginning balance of deferred revenue as of December 31, 2018. During the three and six months ended June 30, 2018 the Company recognized $55 million and $120 million in revenue, respectively, which was previously included in the beginning balance of deferred revenue as of December 31, 2017.

Note 4 Inventories

The components of Inventories, net are as follows (in millions):

	June 29, 2019	December 31, 2018
Raw material	$147	$125
Work in process	5	3
Finished goods	332	392
Total	$484	$520

Note 5 Business Acquisitions
Profitect
On May 31, 2019, the Company acquired 100% of the equity interests of Profitect, Inc. (“Profitect”), a provider of prescriptive analytics primarily for the retail industry. In acquiring Profitect, the Company seeks to enhance its existing software solutions within the retail industry, with possible future applications in other industries, markets and product offerings.
The Profitect acquisition was accounted for under the acquisition method of accounting for business combinations. The total purchase consideration was $90 million, which consisted of $86 million in cash paid, net of cash on-hand, and the fair value of the Company’s existing ownership interest in Profitect of $4 million, as remeasured upon acquisition. Additionally, we incurred $2 million of cash acquisition-related costs, which primarily included third-party transaction and advisory fees that were included within Acquisition and integration costs on the Consolidated Statements of Operations.
Prior to the acquisition, the Company held a minority ownership interest in Profitect. Upon completion of the step acquisition, the Company remeasured its previously held ownership interest to fair value resulting in a $4 million gain reflected within Other, net in the Consolidated Statements of Operations.
The Company utilized estimated fair values as of May 31, 2019 to allocate the total purchase consideration to the net tangible and intangible assets acquired and liabilities assumed. The fair value of the net assets acquired was based on a number of estimates and assumptions as well as customary valuation procedures and techniques, principally the excess earnings methodology. While we believe these estimates provide a reasonable basis to record the net assets acquired, the purchase price allocation is considered preliminary and subject to adjustment during the measurement period, which is up to one year from the acquisition date. The primary fair value estimates considered preliminary include identifiable intangible assets and income tax-related items.
The operating results of Profitect have been included in the Company’s Consolidated Balance Sheet and Statement of Operations beginning May 31, 2019. The Company has not included unaudited pro forma results, as if Profitect had been acquired as of January 1, 2018, as doing so would not yield materially different results.
The preliminary purchase price allocation to assets acquired and liabilities assumed was as follows (in millions):

Identifiable intangible assets	$42
Other assets acquired	4
Deferred tax liabilities	(4)
Other liabilities assumed	(10)
Net Assets Acquired	$32
Goodwill on acquisition	58
Total purchase consideration	$90

The $58 million of goodwill, which will be non-deductible for tax purposes, has been allocated to the EVM segment and principally relates to the planned expansion of the Profitect software offerings and technologies into current and new markets, industries, and product offerings.
The preliminary purchase price allocation to identifiable intangible assets acquired was:

	Fair Value (in millions)	Useful Life (in years)
Current technology	$40	8
Customer relationships	2	1
Total identifiable intangible assets	$42

Temptime
On February 21, 2019, the Company acquired 100% of the equity interests of Temptime Corporation (“Temptime”), a developer and manufacturer of temperature-monitoring labels and devices. The Company intends for the acquisition of Temptime to expand its product offerings within the healthcare industry, with possible future applications in other industries involving temperature-sensitive products.

The Temptime acquisition was accounted for under the acquisition method of accounting for business combinations. The Company paid $180 million in cash, net of cash on-hand, to acquire Temptime. Additionally, we incurred $2 million of cash acquisition-related costs, which primarily included third-party transaction and advisory fees that were included within Acquisition and integration costs on the Consolidated Statements of Operations.
The Company utilized estimated fair values as of February 21, 2019 to allocate the total consideration paid to the net tangible and intangible assets acquired and liabilities assumed. The fair value of the net assets acquired was based on a number of estimates and assumptions as well as customary valuation procedures and techniques, including relief from royalty and excess earnings methodologies. While we believe these estimates provide a reasonable basis to record the net assets acquired, the purchase price allocation is considered preliminary and subject to adjustment during the measurement period, which is up to one year from the acquisition date. The primary fair value estimates considered preliminary include identifiable intangible assets and income tax-related items.
The operating results of Temptime were included in the Company’s Consolidated Balance Sheet and Statement of Operations beginning February 21, 2019. The Company has not included unaudited pro forma results, as if Temptime had been acquired as of January 1, 2018, as doing so would not yield materially different results.
The preliminary purchase price allocation to assets acquired and liabilities assumed was as follows (in millions):

Inventory	$14
Property, plant and equipment	10
Identifiable intangible assets	106
Other assets acquired	13
Deferred tax liabilities	(24)
Other liabilities assumed	(12)
Net Assets Acquired	$107
Goodwill on acquisition	73
Total purchase consideration	$180

The $73 million of goodwill, which will be non-deductible for tax purposes, has been allocated to the AIT segment and principally relates to the planned expansion of the Temptime product offerings and technologies into current and new markets and industries.
The preliminary purchase price allocation to identifiable intangible assets acquired was:

	Fair Value (in millions)	Useful Life (in years)
Customer and other relationships	$79	8
Current technology	25	8
Trade Names	2	3
Total identifiable intangible assets	$106

Reflected in the preliminary purchase price allocation for Temptime was an increase to Other assets acquired of $2 million and a decrease to Other liabilities assumed of $1 million as a result of measurement period adjustments made during the second quarter of 2019. The purchase price also increased by $1 million during the second quarter of 2019 resulting from the finalization of acquired working capital positions. These adjustments, relating to facts and circumstances existing as of the acquisition date, resulted in a $2 million reduction of Goodwill.
Xplore
On August 14, 2018, the Company acquired Xplore Technologies Corporation (“Xplore”). The Company recorded measurement period adjustments relating to facts and circumstances existing as of the acquisition date, primarily an increase in deferred tax assets and a corresponding decrease in goodwill of $5 million and $1 million during the first and second quarters of 2019, respectively. The Xplore purchase price allocation has been finalized as of June 29, 2019.

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
The Company’s financial assets and liabilities carried at fair value as of June 29, 2019, are classified below (in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange contracts (1)	$—	$5	$—	$5
Money market investments related to the deferred compensation plan	21	—	—	21
Total Assets at fair value	$21	$5	$—	$26
Liabilities:
Forward interest rate swap contracts (2)	$—	$17	$—	$17
Liabilities related to the deferred compensation plan	21	—	—	21
Total Liabilities at fair value	$21	$17	$—	$38
The Company’s financial assets and liabilities carried at fair value as of December 31, 2018, are classified below (in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange contracts (1)	$1	$15	$—	$16
Forward interest rate swap contracts (2)	—	5	—	5
Money market investments related to the deferred compensation plan	17	—	—	17
Total Assets at fair value	$18	$20	$—	$38
Liabilities:
Liabilities related to the deferred compensation plan	$17	$—	$—	$17
Total Liabilities at fair value	$17	$—	$—	$17

(1)	The fair value of the foreign exchange contracts is calculated as follows:

a.	Fair value of regular forward contracts associated with forecasted sales hedges is calculated using the period-end exchange rate adjusted for current forward points.

b.
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
In accordance with ASC 815, the Company recognizes derivative instruments as either assets or liabilities on the Consolidated Balance Sheets and measures them at fair value. The following table presents the fair value of its derivative instruments (in millions):

	(Liability) / Asset
		Fair Values as of
	Balance Sheet Classification	June 29, 2019	December 31, 2018
Derivative instruments designated as hedges:
Foreign exchange contracts	Prepaid expenses and other current assets	$5	$15
Total derivative instruments designated as hedges		$5	$15

Derivative instruments not designated as hedges:
Foreign exchange contracts	Prepaid expenses and other current assets	$—	$1
Forward interest rate swaps	Prepaid expenses and other current assets	—	2
Forward interest rate swaps	Other long-term assets	—	3
Forward interest rate swaps	Accrued liabilities	(3)	—
Forward interest rate swaps	Other long-term liabilities	(14)	—
Total derivative instruments not designated as hedges		(17)	6
Total net derivative (liability) asset		$(12)	$21

The following table presents the (losses) gains from changes in fair values of derivatives that are not designated as hedges (in millions):

	(Loss) Gain Recognized in Income
		Three Months Ended		Six Months Ended
	Statements of Operations Classification	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Derivative instruments not designated as hedges:
Foreign exchange contracts	Foreign exchange loss	$(1)	$1	$(3)	$1
Forward interest rate swaps	Interest expense, net	(15)	5	(23)	18
Total (loss) gain recognized in income		$(16)	$6	$(26)	$19

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

The Company’s master netting and other similar arrangements with the respective counterparties allow for net settlement under certain conditions, which are designed to reduce credit risk by permitting net settlement with the same counterparty. We present the assets and liabilities of our derivative financial instruments, for which we have net settlement agreements in place, on a net basis on the Consolidated Balance Sheets. If these derivative financial instruments had been presented gross on the Consolidated Balance Sheets, the asset and liability positions each would have been increased by $2 million and $1 million as of June 29, 2019 and December 31, 2018, respectively.

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

The Company manages the exchange rate risk of anticipated euro-denominated sales using forward contracts which typically mature within twelve months of execution. The Company designates these derivative contracts as cash flow hedges. Unrealized gains and losses on these contracts are deferred in Accumulated other comprehensive income (loss) (“AOCI”) on the Consolidated Balance Sheets until the contract is settled and the hedged sale is realized. The realized gain or loss is then recorded as an adjustment to Net sales on the Consolidated Statements of Operations. Realized gains (losses) reclassified to Net sales were $11 million and $(1) million for the three months ended June 29, 2019 and June 30, 2018, respectively. For the six months ended June 29, 2019, and June 30, 2018, realized gains (losses) were $22 million and $(6) million, respectively. As of June 29, 2019, and December 31, 2018, the notional amounts of the Company’s foreign exchange cash flow hedges were €562 million and €496 million, respectively. The Company has reviewed its cash flow hedges for effectiveness and determined they are highly effective.

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

	June 29, 2019		December 31, 2018
Notional balance of outstanding contracts:
British Pound/U.S. Dollar		£19		£1
Euro/U.S. Dollar		€35		€45
British Pound/Euro		£—		£6
Canadian Dollar/U.S. Dollar	C$	—	C$	6
Australian Dollar/U.S. Dollar	A$	58	A$	47
Japanese Yen/U.S. Dollar		¥155		¥396
Singapore Dollar/U.S. Dollar	S$	11	S$	7
Mexican Peso/U.S. Dollar	Mex$	120	Mex$	225
Chinese Yuan/U.S. Dollar		¥—		¥71
South African Rand/U.S. Dollar	R	43	R	42
Net fair value of assets of outstanding contracts		$—		$1

The Company’s use of non-designated forward contracts to manage Euro currency exposure is limited, as Euro-denominated borrowings under the Revolving Credit Facility naturally hedge part of such risk. See Note 8, Long-Term Debt for further discussion of Euro-denominated borrowings.

Interest Rate Risk Management
The Company’s debt consists of borrowings under two term loans (“Term Loan A” and “Term Loan B”, also referred to collectively as the “Term Loans”), the Revolving Credit Facility and the Receivables Financing Facilities, which bear interest at variable rates plus an applicable margin. See Note 8, Long-Term Debt for further details about these borrowings.

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

Note 8 Long-Term Debt

The following table shows the carrying value of the Company’s debt (in millions):

	June 29, 2019	December 31, 2018
Term Loan A	$608	$608
Term Loan B	445	445
Revolving Credit Facility	476	408
Receivables Financing Facilities	195	139
Total debt	$1,724	$1,600
Less: Debt issuance costs	(4)	(5)
Less: Unamortized discounts	(3)	(4)
Less: Current portion of debt	(156)	(157)
Total long-term debt	$1,561	$1,434

As of June 29, 2019, the future maturities of debt, excluding debt discounts and issuance costs, were as follows (in millions):

2019	$43
2020	154
2021	1,527
2022	—
2023	—
Thereafter	—
Total future debt maturities	$1,724

All borrowings as of June 29, 2019 were denominated in U.S. Dollars, except for €92 million under the Revolving Credit Facility that was borrowed in Euros.

The estimated fair value of the Company’s debt approximated $1.7 billion and $1.6 billion as of June 29, 2019 and December 31, 2018, respectively. These fair value amounts, developed based on inputs classified as Level 2 within the fair value hierarchy, represent the estimated value at which the Company’s lenders could trade its debt within the financial markets and does not represent the settlement value of these debt liabilities to the Company. The fair value of the debt will continue to vary each period based on a number of factors including fluctuations in market interest rates, as well as changes to the Company’s credit ratings.

Credit Facilities
The Company has entered into a credit agreement that provides for a Term Loan A, Term Loan B and Revolving Credit Facility.

As of June 29, 2019, the Term Loan A interest rate was 3.93%, and the Term Loan B interest rate was 4.18%. Borrowings under the Terms Loans bear interest at a variable rate plus an applicable margin. Interest payments are made monthly.

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

The Revolving Credit Facility is available for working capital and other general corporate purposes, including letters of credit. As of June 29, 2019, the Company had letters of credit totaling $5 million, which reduced funds available for borrowings under the agreement from $800 million to $795 million. Borrowings bear interest at a variable rate plus an applicable margin. As of June 29, 2019, the Revolving Credit Facility had an average interest rate of 3.39%. Interest payments are made monthly. The Revolving Credit Facility will mature, and the related commitments will terminate on July 27, 2021. All remaining principal is due upon maturity.

Receivables Financing Facilities
The Company has a Receivables Financing Facility with a financial institution that has a borrowing limit of up to $180 million. As collateral, the Company pledges a perfected first-priority security interest in its U.S. domestically originated accounts receivable. The Company has accounted for transactions under the Receivables Financing Facility as secured borrowings. As amended during the second quarter of 2019, the Receivables Financing Facility will mature on March 29, 2021.

During the second quarter of 2019, the Company entered into an Additional Receivable Financing Facility with another financial institution, which allows for additional borrowings of up to $100 million, and thus total borrowings of up to $280 million, using the same U.S. domestically originated accounts receivables as collateral. The Company has also accounted for transactions under this Additional Receivables Financing Facility as secured borrowings. The Additional Receivables Financing Facility will mature on May 18, 2020.

As of June 29, 2019, the Company’s Consolidated Balance Sheets included $398 million of receivables that were pledged under the two Receivables Financing Facilities, of which $195 million had been borrowed against. Borrowings under the Receivables Financing Facilities bear interest at a variable rate plus an applicable margin. As of June 29, 2019, the Receivables Financing Facilities had an average interest rate of 3.30% and requires monthly interest payments.

Both the Revolving Credit Facility and Receivables Financing Facilities include terms and conditions that limit the incurrence of additional borrowings and require that certain financial ratios be maintained at designated levels.

The Company uses interest rate swaps to manage the interest rate risk associated with its debt. See Note 7, Derivative Instruments for further information.

As of June 29, 2019, the Company was in compliance with all debt covenants.

Note 9 Leases

The Company leases certain manufacturing facilities, distribution centers, sales and administrative offices, equipment, and vehicles which are accounted for as operating leases. Remaining lease terms are up to 13 years, with certain leases containing renewal options.

The following table presents activities associated with our operating leases during the three and six months ended June 29, 2019 (in millions):

	Three Months Ended	Six Months Ended
	June 29, 2019	June 29, 2019
Fixed lease expenses	$9	$18
Variable lease expenses	7	13
Total lease expenses	$16	$31

Cash paid for leases	$17	$32
ROU assets obtained in exchange for lease obligations	$10	$17

The variable lease expenses incurred during the period were not included in the measurement of the Company’s ROU assets and lease liabilities. Cash payments for operating leases are included within Net cash provided by operating activities on the Consolidated Statements of Cash Flows.

As of June 29, 2019, the weighted average remaining term of the Company’s operating leases was approximately 5 years, and the weighted average discount rate used to measure the ROU assets and lease liabilities was approximately 6%.
Future minimum lease payments under non-cancellable operating leases as of June 29, 2019 were as follows (in millions):

2019	$20
2020	37
2021	32
2022	22
2023	16
Thereafter	35
Total future minimum lease payments	$162
Less: Interest	(26)
Present value of lease liabilities	$136

Reported as of June 29, 2019:
Current portion of lease liabilities	$32
Long-term lease liabilities	104
Present value of lease liabilities	$136

The current portion of lease liabilities is included within Accrued liabilities on the Consolidated Balance Sheet.

Revenues earned from lease arrangements under which the Company is a lessor were not significant during the three and six months ended June 29, 2019.

Note 10 Commitments and Contingencies

Warranties
The following table is a summary of the Company’s accrued warranty obligation (in millions):

	Six Months Ended
	June 29, 2019	June 30, 2018
Balance at the beginning of the period	$22	$18
Warranty expense	12	16
Warranties fulfilled	(12)	(16)
Balance at the end of the period	$22	$18

Contingencies
The Company is subject to a variety of investigations, claims, suits, and other legal proceedings that arise from time to time in the ordinary course of business, including but not limited to, intellectual property, employment, tort, and breach of contract matters. The Company currently believes that the outcomes of such proceedings, individually and in the aggregate, will not have a material adverse impact on its business, cash flows, financial position, or results of operations. Any legal proceedings are subject to inherent uncertainties, and the Company’s view of these matters and their potential effects may change in the future. The Company establishes an accrued liability for loss contingencies related to legal matters when the loss is both probable and estimable. In addition, for some matters for which a loss is probable or reasonably possible, an estimate of the amount of loss or range of loss is not possible, and we may be unable to estimate the possible loss or range of losses that could potentially result from the application of non-monetary remedies.

Note 11 Share-Based Compensation

On May 17, 2018, shareholders approved the Zebra Technologies 2018 Long-Term Incentive Plan (“2018 Plan”). The 2018 Plan superseded and replaced the Zebra Technologies Corporation 2015 Long-Term Incentive Plan (“2015 Plan”) on the approval date, except that the 2015 Plan remains in effect with respect to outstanding awards under the 2015 Plan until such awards have been exercised, forfeited, canceled, expired or otherwise terminated in accordance with their terms. The 2018 Plan provides for incentive compensation to the Company’s non-employee directors, officers and employees. The awards available under the 2018 Plan include Stock Appreciation Rights (“SARs”), Restricted Stock Awards (“RSAs”), Performance Share Awards (“PSAs”), Cash-settled Stock Appreciation Rights (“CSRs”), Restricted Stock Units (“RSUs”), Performance Stock Units (“PSUs”), Incentive Stock Options, and Non-qualified Stock Options.

A summary of the equity awards available for future grants under the 2018 Plan is as follows:

Available for future grants as of December 31, 2018	3,789,800
Granted	(298,304)
Available for future grants as of June 29, 2019	3,491,496

Pre-tax share-based compensation expense recognized in the Consolidated Statements of Operations was $18 million and $17 million for the three months ended June 29, 2019 and June 30, 2018, respectively. The associated income tax benefits were $3 million and $2 million for the three months ended June 29, 2019 and June 30, 2018, respectively. Pre-tax share-based compensation expense recognized in the Consolidated Statements of Operations was $31 million and $28 million for the six months ended June 29, 2019 and June 30, 2018, respectively. The associated income tax benefits were $5 million for each of the six months ended June 29, 2019 and June 30, 2018. As of June 29, 2019, total unearned compensation costs related to the Company’s share-based compensation plans was $86 million, which will be amortized over the weighted average remaining service period of 1.9 years.

Stock Appreciation Rights (“SARs”)
Upon exercise of SARs, the Company issues whole shares of Class A Common Stock to participants based on the difference between the fair market value of the stock at the time of exercise and the exercise price. Fractional shares are settled in cash upon exercise. The grant date fair value of SARs is expensed over the vesting period of the related awards, which are typically a period of 4 years.

A summary of the Company’s SARs for the six months ended June 29, 2019 is as follows:

SARs	SARs	Weighted-Average Grant Date Exercise Price
Outstanding at beginning of period	1,261,185	$75.71
Granted	70,141	205.12
Exercised	(220,839)	66.39
Forfeited	(19,288)	86.33
Outstanding at end of period	1,091,199	$85.74
Exercisable at end of period	655,542	$69.40

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

The following table shows the weighted-average assumptions used for grants of SARs, as well as the fair value of the grants based on those assumptions:

	June 29, 2019	June 30, 2018
Expected dividend yield	0%	0%
Forfeiture rate	8.20%	8.40%
Volatility	36.79%	35.93%
Risk free interest rate	2.28%	2.96%
Expected weighted-average life	4.02	4.11
Weighted-average grant date fair value of SARs granted (per underlying share)	$64.17	$47.59

The following table summarizes information about SARs outstanding as of June 29, 2019:

	Outstanding	Exercisable
Aggregate intrinsic value (in millions)	$135	$92
Weighted-average remaining contractual term	5.3	4.9

The intrinsic value for SARs exercised during the six months ended June 29, 2019 and June 30, 2018 was $30 million and $34 million, respectively. The total fair value of SARs vested during the six months ended June 29, 2019 and June 30, 2018 was $9 million and $7 million, respectively.

Restricted Stock Awards (“RSAs”) and Performance Share Awards (“PSAs”)
The Company’s restricted stock grants consist of time-vested restricted stock awards (“RSAs”) and performance share awards (“PSAs”). The RSAs and PSAs hold voting rights and therefore are considered participating securities. The outstanding RSAs and PSAs are included as part of the Company’s Class A Common Stock outstanding. The RSAs and PSAs vest at each vesting date, subject to restrictions, such as continuous employment, except in certain cases as set forth in each stock agreement. The Company’s RSAs and PSAs are expensed over the vesting period of the related award, which is typically 3 years. Some awards, including those granted annually to non-employee directors as an equity retainer fee, were vested upon grant. PSA targets are set based on certain Company-wide financial metrics. Compensation cost is calculated as the market date fair value of the Company’s Class A Common Stock on grant date multiplied by the number of shares granted.

The Company also issues stock awards to non-employee directors. Each director receives an equity grant of shares annually in the month of May. The number of shares granted to each director is determined by dividing the value of the annual grant by the price of a share of common stock. During the first six months of 2019, there were 7,371 shares granted to non-employee directors compared to 7,980 shares during the first six months of 2018. The shares vest immediately upon the grant date.

A summary of the Company’s RSAs for the six months ended June 29, 2019 is as follows:

RSAs	Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of period	657,724	$93.45
Granted	167,237	203.80
Vested	(351,521)	71.98
Forfeited	(9,078)	115.84
Outstanding at end of period	464,362	$148.99

The fair value of each PSA granted includes assumptions around the Company’s performance goals. A summary of the Company’s PSAs for the six months ended June 29, 2019 is as follows:

PSAs	Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of period	259,727	$86.41
Granted	145,828	205.12
Vested	(229,122)	120.30
Forfeited	(5,215)	80.42
Outstanding at end of period	171,218	$142.24

Other Award Types
The Company also has cash-settled compensation awards including cash-settled Stock Appreciation Rights (“CSRs”), Restricted Stock Units (“RSUs”), and Performance Stock Units (“PSUs”) (the “Awards”) that are expensed over the vesting period of the related award, which is not more than 4 years. Compensation cost is calculated at the fair value on grant date multiplied by the number of share-equivalents granted, and the fair value is remeasured at the end of each reporting period based on the Company’s stock price. Cash settlement is based on the fair value of share equivalents at the time of vesting, which was $6 million and $2 million for the six months ended June 29, 2019 and June 30, 2018, respectively. Share-equivalents granted under these programs totaled 17,207 and 17,253 during the six months ended June 29, 2019 and June 30, 2018, respectively.

Employee Stock Purchase Plan
The Zebra Technologies Corporation 2011 Employee Stock Purchase Plan (“2011 Plan”) permits eligible employees to purchase common stock at 95% of the fair market value at the date of purchase. Employees may make purchases by cash or payroll deductions up to certain limits. The aggregate number of shares that may be purchased under this plan is 1,500,000 shares. As of June 29, 2019, 798,288 shares were available for future purchase.

Note 12 Income Taxes

The Company’s effective tax rate for the three and six months ended June 29, 2019 were 3.9% and 8.1%, respectively. The variance from the 2019 federal statutory rate of 21% for the current period was attributable to the benefits of lower tax rates on foreign earnings and U.S. tax credits. These benefits were partially offset by the impacts of foreign earnings taxed in the U.S. and deemed royalties taxed in the U.S. The Company’s effective tax rate also benefited from certain discrete items, primarily related to share-based compensation and other discrete items.

The Company’s effective tax rate for the three and six months ended June 30, 2018 were 30.0% and 23.2%, respectively. The variance from the 2018 federal statutory rate of 21% for the prior period was primarily attributable to increases related to foreign earnings subject to U.S. taxation and the U.S. impact of the acquisition of the Enterprise business of Motorola Solutions, Inc., partially offset by lower tax rates in foreign jurisdictions and the generation of tax credits. The Company’s effective tax rate was further increased by additional uncertain tax positions, adjustments to provisional items related to the Tax Cuts and Jobs Act enacted in December 2017 (“U.S. Tax Reform”), and partially decreased by share-based compensation benefits. The increase in uncertain tax positions was related to interpretive guidance issued during the second quarter of 2018 that impacted management’s judgment with respect to prior year tax positions.

For the three and six months ended June 29, 2019, and June 30, 2018, foreign earnings taxed in the United States included the impacts of the Global Intangible Low-Taxed Income, the Deduction for Foreign-Derived Intangible Income, and the Base Erosion Anti-Avoidance Tax (“BEAT”) provisions of the U.S. Tax Reform. The Company has included the rate impacts of these provisions in its annual forecasted rate relying on all currently available guidance. It is anticipated that the U.S. Treasury will provide further guidance throughout the year.

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

Uncertain Tax Positions
The Company is currently undergoing U.S. federal income tax audits for the tax years 2016 and 2017, as well as a UK income tax audit for fiscal years 2012 through 2014, and 2016. Fiscal years 2004 through 2018 remain open to examination by multiple foreign and U.S. state taxing jurisdictions. The Company anticipates that approximately $20 million of uncertain tax benefits will be settled within the next twelve months and has reflected this liability as current within the Company’s Consolidated Balance Sheets. Due to uncertainties in any tax audit or litigation outcome, the Company’s estimates of the ultimate settlement of uncertain tax positions may change and the actual tax benefits may differ significantly from the estimates.

Note 13 Earnings Per Share

Basic net earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares assuming dilution. Dilutive common shares outstanding is computed using the Treasury Stock method, and in periods of income, reflects the additional shares that would be outstanding if dilutive stock options were exercised for common shares during the period.

Earnings per share (in millions, except share data):

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Basic:
Net income	$124	$70	$239	$179
Weighted-average shares outstanding	54,027,576	53,537,876	53,965,181	53,414,267
Basic earnings per share	$2.28	$1.31	$4.43	$3.35

Diluted:
Net income	$124	$70	$239	$179
Weighted-average shares outstanding	54,027,576	53,537,876	53,965,181	53,414,267
Dilutive shares	621,123	717,831	637,191	719,843
Diluted weighted-average shares outstanding	54,648,699	54,255,707	54,602,372	54,134,110
Diluted earnings per share	$2.26	$1.29	$4.37	$3.30

Anti-dilutive options to purchase common shares are excluded from diluted earnings per share calculations. Anti-dilutive options consist primarily of stock appreciation rights (“SARs”) with an exercise price greater than the average market closing price of the Class A Common Stock. There were 61,239 and 86,726 anti-dilutive shares for the three months ended June 29, 2019 and June 30, 2018, respectively. There were 32,882 and 87,310 anti-dilutive shares for the six months ended June 29, 2019 and June 30, 2018, respectively.

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

•
Unrealized gain (loss) on forward interest rate swaps hedging transactions refers to the hedging of the interest rate risk exposure associated with the Company’s variable rate debt. See Note 7, Derivative Instruments for more details.

•
Foreign currency translation adjustments relate to the Company’s non-U.S. subsidiary companies that have designated a functional currency other than the U.S. Dollar. The Company is required to translate the subsidiary functional currency financial statements to U.S. Dollars using a combination of historical, period end, and average foreign exchange rates. This combination of rates creates the foreign currency translation adjustment component of AOCI.

The components of AOCI for the six months ended June 29, 2019 and June 30, 2018 are as follows (in millions):

	Unrealized gain (loss) on sales hedging	Unrealized gain (loss) on forward interest rate swaps	Currency translation adjustments	Total
Balance at December 31, 2017	$(9)	$(9)	$(34)	$(52)
Other comprehensive income (loss) before reclassifications	21	7	(7)	21
Amounts reclassified from AOCI(1)	6	2	—	8
Tax effect	(5)	(2)	—	(7)
Other comprehensive income (loss), net of tax	22	7	(7)	22
Balance at June 30, 2018	$13	$(2)	$(41)	$(30)

Balance at December 31, 2018	$12	$—	$(47)	$(35)
Other comprehensive income before reclassifications	12	—	2	14
Amounts reclassified from AOCI(1)	(22)	1	—	(21)
Tax effect	2	—	—	2
Other comprehensive (loss) income, net of tax	(8)	1	2	(5)
Balance at June 29, 2019	$4	$1	$(45)	$(40)

(1) See Note 7, Derivative Instruments regarding timing of reclassifications to operating results.

Note 15 Accounts Receivable Factoring

In 2018, the Company entered into a Receivables Factoring arrangement, pursuant to which certain receivables originated from the Europe, Middle East, and Africa region are sold to a bank in exchange for cash without the Company maintaining a beneficial interest in the receivables sold. At any time, the bank’s purchase of eligible receivables is subject to a maximum of $90 million of uncollected receivables. The Company services the receivables on behalf of the bank, but otherwise maintains no continuing involvement with respect to the receivables. Transactions under the Receivables Factoring arrangement are accounted for as sales under ASC 860, Transfers and Servicing of Financial Assets with related cash flows reflected in operating cash flows. As of June 29, 2019 and December 31, 2018 there were $25 million and $33 million, respectively, of uncollected receivables that have been sold and removed from the Company’s Consolidated Balance Sheet. Fees incurred in connection with this arrangement were insignificant.

Note 16 Segment Information & Geographic Data

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

Financial information by segment is presented as follows (in millions):

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net sales:
AIT	$370	$351	$727	$703
EVM	727	661	1,436	1,286
Total Net sales	$1,097	$1,012	$2,163	$1,989
Operating income:
AIT(1)	$84	$77	$176	$169
EVM(1)	113	73	214	153
Total segment Operating income	197	150	390	322
Corporate, eliminations(2)	(37)	(25)	(71)	(53)
Total Operating income	$160	$125	$319	$269

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

Geographic data for Net sales is as follows (in millions):

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
North America	$540	$484	$1,050	$941
Europe, Middle East and Africa	360	337	736	686
Asia-Pacific	141	134	266	249
Latin America	56	57	111	113
Total Net sales	$1,097	$1,012	$2,163	$1,989

Note 17 Subsequent Event

On July 26, 2019, the Company’s Board of Directors authorized a share repurchase program for up to an aggregate amount of $1 billion of its outstanding shares of common stock.  The new share repurchase program supersedes the Company’s prior share repurchase program, which was authorized in November 2011 and under which the Company had not repurchased any shares.  The new share repurchase program does not have a stated expiration date.  The level of the Company’s repurchases depends on a number of factors, including its financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors its management may deem relevant. The timing, volume and nature of repurchases are subject to market conditions, applicable securities laws and other factors and may be amended, suspended or discontinued at any time.

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

Geographic Information
For the six months ended June 29, 2019, the Company recorded $2,163 million of Net sales on its Consolidated Statements of Operations, of which approximately 48.5% were attributable to North America; approximately 34.0% were attributable to EMEA; and other foreign locations accounted for the remaining 17.5%.

Acquisitions
On May 31, 2019, the Company acquired Profitect, Inc. (“Profitect”), a provider of prescriptive analytics primarily for the retail industry. The Company’s total purchase consideration was $90 million, which consisted of $86 million in cash paid, net of cash acquired, and the fair value of the Company’s existing ownership interest in Profitect of $4 million, as remeasured upon acquisition. Based on the Company’s previously held minority ownership interest in Profitect being remeasured to fair value, a gain of $4 million was recognized and is reflected within Other, net in the Consolidated Statements of Operations. Additionally, we incurred $2 million of cash acquisition-related costs, which primarily included third-party transaction and advisory fees and were included within Acquisition and integration costs on the Consolidated Statements of Operations. The Profitect acquisition was accounted for under the acquisition method of accounting for business combinations and its results are included in the Company’s operating results beginning May 31, 2019. The operating results of Profitect are included within the EVM segment and did not have a meaningful impact on the second quarter or year to date consolidated Net sales growth.
On February 21, 2019, the Company acquired Temptime Corporation (“Temptime”), a developer and manufacturer of temperature-monitoring labels and devices. In connection with this acquisition, the Company paid $180 million in cash, net of cash acquired. Additionally, we incurred $2 million of cash acquisition-related costs, which primarily included third-party transaction and advisory fees and are reflected within Acquisition and integration costs on the Consolidated Statements of Operations. The Temptime acquisition was accounted for under the acquisition method of accounting for business combinations and its results were included in the Company’s operating results beginning February 21, 2019. The operating results of

Temptime are included within the AIT segment and contributed approximately 0.8% to the year to date consolidated Net sales growth.
On August 14, 2018, the Company completed its tender offer to acquire all outstanding common stock of Xplore Technologies Corporation (“Xplore”) for $6.00 per share. In connection with this acquisition, the Company paid $87 million in cash, which included, $72 million for the net assets acquired, a $9 million payment of Xplore debt as well as $6 million of other Xplore transaction-related obligations. The Xplore acquisition was accounted for under the acquisition method of accounting for business combinations and included in the Company’s operating results beginning August 14, 2018. The operating results of Xplore are included within the EVM segment and contributed approximately 1.4% to the year to date consolidated Net sales growth.

Results of Operations

Consolidated Results of Operations
(in millions, except percentages)

The following tables present key statistics for the Company’s operations for the three and six months ended June 29, 2019 and June 30, 2018, respectively:

	Three Months Ended				Six Months Ended
	June 29, 2019	June 30, 2018	$ Change	% Change	June 29, 2019	June 30, 2018	$ Change	% Change
Net sales	$1,097	$1,012	$85	8.4%	$2,163	$1,989	$174	8.7%
Gross profit	520	472	48	10.2%	1,021	937	84	9.0%
Operating expenses	360	347	13	3.7%	702	668	34	5.1%
Operating income	$160	$125	$35	28.0%	$319	$269	$50	18.6%
Gross margin	47.4%	46.6%			47.2%	47.1%

Net sales to customers by geographic region were as follows (in millions, except percentages):

	Three Months Ended				Six Months Ended
	June 29, 2019	June 30, 2018	$ Change	% Change	June 29, 2019	June 30, 2018	$ Change	% Change
North America	$540	$484	$56	11.6%	$1,050	$941	$109	11.6%
EMEA	360	337	23	6.8%	736	686	50	7.3%
Asia-Pacific	141	134	7	5.2%	266	249	17	6.8%
Latin America	56	57	(1)	(1.8)%	111	113	(2)	(1.8)%
Total net sales	$1,097	$1,012	$85	8.4%	$2,163	$1,989	$174	8.7%

Operating expenses are summarized below (in millions, except percentages):

	Three Months Ended				Six Months Ended
	June 29, 2019	June 30, 2018	As a % of Net sales		June 29, 2019	June 30, 2018	As a % of Net sales
			2019	2018			2019	2018
Selling and marketing	$127	$121	11.6%	12.0%	$249	$241	11.5%	12.1%
Research and development	108	109	9.8%	10.8%	219	210	10.1%	10.6%
General and administrative	90	93	8.2%	9.2%	166	164	7.7%	8.2%
Amortization of intangible assets	30	23	NM	NM	58	46	NM	NM
Acquisition and integration costs	4	—	NM	NM	8	2	NM	NM
Exit and restructuring costs	1	1	NM	NM	2	5	NM	NM
Total operating expenses	$360	$347	32.8%	34.3%	$702	$668	32.5%	33.6%

Consolidated Organic Net sales growth:

	Three Months Ended	Six Months Ended
	June 29, 2019	June 29, 2019
Reported GAAP Consolidated Net sales growth	8.4%	8.7%
Adjustments:
Impact of foreign currency translation (1)	1.1%	1.0%
Impact of acquisitions (2)	(2.5)%	(2.3)%
Consolidated Organic Net sales growth	7.0%	7.4%

(1)
Operating results reported in U.S. Dollars are affected by foreign currency exchange rate fluctuations. Foreign currency translation impact represents the difference in results that are attributable to fluctuations in the currency exchange rates used to convert the results for businesses where the functional currency is not the U.S. Dollar. This impact is calculated by translating the current period results at the currency exchange rates used in the comparable prior year period, rather than the exchange rates in effect during the current period. In addition, we exclude the impact of the Company’s foreign currency hedging program in the prior year periods.

(2)
For purposes of computing Organic Net sales, amounts directly attributable to the Xplore acquisition (included in our consolidated results beginning August 14, 2018), the Temptime acquisition (included in our consolidated results beginning February 21, 2019), and the Profitect acquisition (included in our consolidated results beginning May 31, 2019), will be excluded for twelve months following the acquisition date.

Second quarter 2019 compared to second quarter 2018

Net sales increased by $85 million or 8.4% compared with the prior year, reflecting growth in North America, EMEA, and Asia-Pacific. The increase in Net sales was primarily due to higher sales of mobile computing products, supplies, and support services, which were partially offset by lower sales of data capture products. Net sales growth was positively impacted by the inclusion of Xplore, Temptime, and Profitect in North America, partially offset by unfavorable foreign currency changes primarily in EMEA and Asia-Pacific. Consolidated Organic Net sales growth was 7.0%.

Gross margin increased to 47.4% for the current quarter compared to 46.6% for the prior year. Gross margin improvement was driven primarily by higher EVM gross margins that were partially offset by lower AIT gross margins as well as unfavorable foreign currency changes.

Operating expenses for the quarter ended June 29, 2019 and June 30, 2018, were $360 million and $347 million, or 32.8% and 34.3% of Net sales, respectively. As a percentage of Net sales, operating costs continue to trend favorably. The increase in Operating expenses was primarily due to acquisition-related costs and investments to fund organic growth, which were partially offset by lower incentive-based compensation. The prior year General and administrative expenses include $13 million of legal settlement costs.

Operating income increased 28.0% to $160 million for the current quarter compared to $125 million for the prior year. The increase was due to higher Net sales and Gross profit, which were partially offset by higher Operating expenses.

Total Other expenses, net was $31 million for the current quarter compared to $25 million for the prior year. The current quarter included a $15 million loss on interest rate swaps as well as $4 million gain associated with the remeasurement of our pre-acquisition minority ownership interest in Profitect. The prior year period included a $5 million gain on interest rate swaps as well as $7 million of debt restructuring costs. The current quarter benefited from lower outstanding debt and interest expense.

The Company’s effective tax rates for the three months ended June 29, 2019 and June 30, 2018 were 3.9% and 30.0%, respectively. The decrease in the effective tax rate for the current quarter is primarily due to a reduction in uncertain tax positions compared to an increase in the prior year, an increase in benefits related to share-based compensation, foreign earnings taxed in the U.S. and other discrete items.

Year to date 2019 compared to year to date 2018

Net sales increased by $174 million or 8.7% compared with the prior year period, reflecting growth in North America, EMEA, and Asia-Pacific. The increase in Net sales was primarily due to higher sales of mobile computing products and supplies. Net sales growth was positively impacted by the inclusion of Xplore, Temptime, and Profitect in North America, partially offset by unfavorable foreign currency changes primarily in EMEA and Asia-Pacific. Consolidated Organic Net sales growth was 7.4%.

Gross margin increased to 47.2% for the current period compared to 47.1% for the prior year. Gross margin improvement was driven primarily by higher EVM gross margins that were that were partially offset by lower AIT gross margins as well as unfavorable foreign currency changes.

Operating expenses for the period ended June 29, 2019 and June 30, 2018, were $702 million and $668 million, or 32.5% and 33.6% of Net sales, respectively. As a percentage of Net sales, operating costs continue to trend favorably as the Company continues to focus on leveraging its cost structure. The current year includes operating expenses associated with Xplore, Temptime, and Profitect expenses and the prior year General and administrative expenses include $13 million of legal settlement costs.

Operating income increased 18.6% to $319 million for the current period compared to $269 million for the prior year. The increase was due to higher Net sales and Gross profit, which were partially offset by higher Operating expenses.

Total Other expenses, net was $59 million for the current period compared to $36 million for the prior year. The current period included a $23 million loss on interest rate swaps as well as $4 million gain associated with the remeasurement of our pre-acquisition minority ownership interest in Profitect. The prior year period included an $18 million gain on interest rate swaps as well as $7 million of debt restructuring costs. The current year period benefited from lower outstanding debt and interest expense.

The Company’s effective tax rates for the period ended June 29, 2019 and June 30, 2018 were 8.1% and 23.2%, respectively. The decrease in the effective tax rate for the current period is primarily due to a reduction in uncertain tax positions compared to an increase in the prior year, an increase in benefits related to share-based compensation, foreign earnings taxed in the U.S. and other discrete items.

Results of Operations by Segment

The following commentary should be read in conjunction with the financial results of each operating business segment as detailed in Note 16, Segment Information & Geographic Data in the Notes to Consolidated Financial Statements. To the extent applicable, segment results exclude purchase accounting adjustments, amortization of intangible assets, acquisition and integration costs, impairment of goodwill and other intangibles, and exit and restructuring costs.

Asset Intelligence & Tracking Segment (“AIT”)
(in millions, except percentages)

	Three Months Ended				Six Months Ended
	June 29, 2019	June 30, 2018	$ Change	% Change	June 29, 2019	June 30, 2018	$ Change	% Change
Net sales	$370	$351	$19	5.4%	$727	$703	$24	3.4%
Gross profit	182	173	9	5.2%	366	356	10	2.8%
Operating expenses	98	96	2	2.1%	190	187	3	1.6%
Operating income	$84	$77	$7	9.1%	$176	$169	$7	4.1%
Gross margin	49.2%	49.3%			50.3%	50.6%

AIT Organic Net sales growth:

	Three Months Ended	Six Months Ended
	June 29, 2019	June 29, 2019
AIT Reported GAAP Net sales growth	5.4%	3.4%
Adjustments:
Impact of foreign currency translation (1)	1.0%	1.0%
Impact of acquisition (2)	(3.5)%	(2.4)%
AIT Organic Net sales growth	2.9%	2.0%

(1)
Operating results reported in U.S. Dollars are affected by foreign currency exchange rate fluctuations. Foreign currency translation impact represents the difference in results that are attributable to fluctuations in the currency exchange rates used to convert the results for businesses where the functional currency is not the U.S. Dollar. This impact is calculated by translating the current period results at the currency exchange rates used in the comparable prior year period, rather than the exchange rates in effect during the current period. In addition, we exclude the impact of the Company’s foreign currency hedging program in the prior year periods.

(2)
For purposes of computing Organic Net sales, amounts directly attributable to the Temptime acquisition (included in our consolidated results beginning February 21, 2019) will be excluded for twelve months following the acquisition date.

Second quarter 2019 compared to second quarter 2018

Net sales for AIT increased $19 million or 5.4% compared to the prior year. The increase in Net sales was primarily due to an increase in supplies and printing products. Net sales growth reflected the inclusion of Temptime as well as unfavorable foreign currency changes. AIT Organic Net sales growth was 2.9%.

Gross margin decreased to 49.2% in the current quarter compared to 49.3% in the prior year, primarily due to unfavorable product mix as well as unfavorable currency changes, which more than offset operational efficiencies.

Operating income for the current quarter increased 9.1% due to higher Net sales and Gross profit, which were partially offset by higher Operating expenses.

Year to date 2019 compared to year to date 2018

Net sales for AIT increased $24 million or 3.4% compared to the prior year period. The increase in Net sales was primarily due to an increase in supplies and printing products. Net sales growth reflected the inclusion of Temptime as well as unfavorable foreign currency changes. AIT Organic Net sales growth was 2.0%.

Gross margin decreased to 50.3% in the current period compared to 50.6% in the prior year, primarily due to unfavorable product mix as well as unfavorable currency changes.

Operating income for the current quarter increased 4.1% due to higher Net sales and Gross profit, which were partially offset by higher Operating expenses.

Enterprise Visibility & Mobility Segment (“EVM”)
(in millions, except percentages)

	Three Months Ended				Six Months Ended
	June 29, 2019	June 30, 2018	$ Change	% Change	June 29, 2019	June 30, 2018	$ Change	% Change
Net sales	$727	$661	$66	10.0%	$1,436	$1,286	$150	11.7%
Gross profit	340	299	41	13.7%	658	581	77	13.3%
Operating expenses	227	226	1	0.4%	444	428	16	3.7%
Operating income	$113	$73	$40	54.8%	$214	$153	$61	39.9%
Gross margin	46.8%	45.2%			45.8%	45.2%

EVM Organic Net sales growth:

	Three Months Ended	Six Months Ended
	June 29, 2019	June 29, 2019
EVM Reported GAAP Net sales growth	10.0%	11.7%
Adjustments:
Impact of foreign currency translation (1)	1.1%	1.0%
Impact of acquisitions (2)	(1.9)%	(2.3)%
EVM Organic Net sales growth	9.2%	10.4%

(1)
Operating results reported in U.S. Dollars are affected by foreign currency exchange rate fluctuations. Foreign currency translation impact represents the difference in results that are attributable to fluctuations in the currency exchange rates used to convert the results for businesses where the functional currency is not the U.S. Dollar. This impact is calculated by translating the current period results at the currency exchange rates used in the comparable prior year period, rather than the exchange rates in effect during the current period. In addition, the Company excludes the impact of the Company’s foreign currency hedging program in the prior year periods.

(2)
For purposes of computing Organic Net sales, amounts directly attributable to the Xplore acquisition (included in our consolidated results beginning August 14, 2018) and the Profitect acquisition (included in our consolidated results beginning May 31, 2019) will be excluded for twelve months following the acquisition date.

Second quarter 2019 compared to second quarter 2018

Net sales for EVM increased $66 million or 10.0% compared to prior year. The increase in Net sales was primarily attributable to higher mobile computing product sales and support services, partially offset by lower sales of data capture products. Net sales growth reflected the inclusion of Xplore and Profitect as well as unfavorable foreign currency changes. EVM Organic Net Sales growth was 9.2%.

Gross margin increased to 46.8% in the current quarter compared to 45.2% in the prior year period, primarily due to operational efficiencies and favorable product mix, which more than offset unfavorable currency changes.

Operating income for the current quarter increased 54.8% due to higher Net sales and Gross profit, which were partially offset by higher Operating expenses.

Year to date 2019 compared to year to date 2018

Net sales for EVM increased $150 million or 11.7% compared to prior year period. The increase in Net sales was primarily attributable to higher mobile computing product sales and support services. Net sales growth reflected the inclusion of Xplore and Profitect as well as unfavorable foreign currency changes. EVM Organic Net Sales growth was 10.4%.

Gross margin increased to 45.8% in the current period compared to 45.2% in the prior year period, primarily due to operational efficiencies and favorable product mix, which more than offset unfavorable currency changes.

Operating income for the current year period increased 39.9% due to higher Net sales and Gross profit, which were partially offset by higher Operating expenses.

New Accounting Pronouncements

Effective January 1, 2019, the Company adopted a new accounting standard related to leases. See Note 2, Significant Accounting Policies in the Notes to Consolidated Financial Statements for further information on this and other accounting pronouncements.

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

	Six Months Ended
Cash flows provided by (used in) from:	June 29, 2019	June 30, 2018	$ Change	% Change
Operating activities	$195	$266	$(71)	(26.7)%
Investing activities	(306)	(33)	(273)	NM
Financing activities	94	(242)	336	NM
Effect of exchange rates on cash	—	(7)	7	NM
Net increase in cash and cash equivalents	$(17)	$(16)	$(1)	NM
The change in our cash and cash equivalents balance during the six months ended June 29, 2019 compared to the prior year period is reflective of the following:

•
Cash flow provided by operating activities decreased by $71 million compared to the prior year. The decrease was primarily due to timing of accounts payable, higher incentive compensation and income tax payments, as well as timing of accounts receivable collections which were partially offset by higher net income, reduced inventory levels, and lower cash payments for interest.

•	The increase in net cash used in investing activities was driven by cash payments for the net assets of Temptime and Profitect.

•
Net cash provided by financing activities during the six months ended June 29, 2019 consisted primarily of net debt proceeds of $125 million, including amounts borrowed to fund business acquisitions, compared to $235 million of net debt repayments during the six months ended June 30, 2018.

Company Debt
The following table shows the carrying value of the Company’s debt (in millions):

	June 29, 2019	December 31, 2018
Term Loan A	$608	$608
Term Loan B	445	445
Revolving Credit Facility	476	408
Receivables Financing Facilities	195	139
Total debt	$1,724	$1,600
Less: Debt issuance costs	(4)	(5)
Less: Unamortized discounts	(3)	(4)
Less: Current portion of debt	(156)	(157)
Total long-term debt	$1,561	$1,434

Credit Facilities

The Company’s debt includes borrowings under Term Loan A, Term Loan B and a multi-currency Revolving Credit Facility, all maturing in 2021. Borrowings under each instrument bear interest at a variable rate for which the Company has entered into interest rate swap contracts to manage interest rate risk exposure. All borrowings under the credit facilities as of June 29, 2019 were denominated in U.S. Dollars, except for €92 million in Euro denominated borrowings under the Revolving Credit Facility. The average interest rates as of June 29, 2019 for Term Loan A, Term Loan B, and the Revolving Credit Facility were 3.93%, 4.18% and 3.39%, respectively. The Company is required to prepay certain amounts in the event of certain circumstances or transactions. The Company may make prepayments against Term Loan A or Term Loan B, in whole or in part, without premium or penalty.

Receivables Financing Facilities
In December 2017, the Company entered a Receivables Financing Facility with a financial institution that has a borrowing limit of up to $180 million. As collateral, the Company pledges a perfected first-priority security interest in its domestically originated accounts receivable. In May 2019, the Company entered into an Additional Receivables Financing Facility which allows for additional borrowings of up to $100 million, increasing the Company’s total borrowing capacity to $280 million, using the same receivables as collateral. Both facilities are accounted for as secured borrowings and bear interest at a variable rate. As of June 29, 2019, the facilities had an average interest rate of 3.30%, and the Company’s Consolidated Balance Sheets included $398 million of receivables that were pledged, of which $195 million had been borrowed against. All borrowings under the facilities were denominated in U.S. Dollars. The Receivable Financing Facility will mature on March 29, 2021 and the Additional Receivables Financing Facility will mature on May 18, 2020.

Both the Revolving Credit Facility and Receivables Financing Facilities include terms and conditions that limit the incurrence of additional borrowings and require that certain financial ratios be maintained at designated levels. As of June 29, 2019, the Company was in compliance with all debt covenants.

See Note 8, Long-Term Debt in the Notes to Consolidated Financial Statements for further details.

Receivables Factoring
In addition to the Company’s borrowing arrangements described above, the Company entered into a Receivables Factoring arrangement in December 2018. Under the Receivables Factoring arrangement, the Company sells certain EMEA-originated receivables to a bank in exchange for cash without maintaining a beneficial interest in the receivables sold. At any time, the bank’s purchase of eligible receivables is subject to a maximum of $90 million of uncollected receivables. Transactions under the Receivables Factoring arrangement are accounted for as sales under ASC 860, Transfers and Servicing of Financial Assets with related cash flows reflected in operating cash flows. As of June 29, 2019 and December 31, 2018 there were $25 million and $33 million, respectively, of uncollected receivables that have been sold and removed from the Company’s Consolidated Balance Sheet.

Share Repurchases
On July 26, 2019, the Company’s Board of Directors authorized a share repurchase program for up to an aggregate amount of $1 billion of its outstanding shares of common stock.  The new share repurchase program supersedes the Company’s prior share repurchase program, which was authorized in November 2011 and under which the Company had not repurchased any shares.  The new share repurchase program does not have a stated expiration date.

Significant Customers

The Net sales to significant customers as a percentage of the Company’s total Net sales, by segment, were as follows:

	Six Months Ended
	June 29, 2019			June 30, 2018
	AIT	EVM	Total	AIT	EVM	Total
Customer A	5.5%	12.4%	17.9%	6.5%	14.5%	21.0%
Customer B	6.3%	9.4%	15.7%	6.4%	7.6%	14.0%
Customer C	4.8%	9.5%	14.3%	5.5%	10.2%	15.7%

As of June 29, 2019, the Company had three customers that each accounted for more than 10% of outstanding accounts receivable. These customers accounted for 18.7%, 10.4%, and 23.0% of outstanding accounts receivable, respectively. No other customer accounted for more than 10% or more of total Net sales during these periods. All three of the above customers are distributors of the Company’s products and not end users.

Safe Harbor

Forward-looking statements contained in this filing are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995 and are highly dependent upon a variety of important factors, which could cause actual results to differ materially from those expressed or implied in such forward-looking statements. When used in this document and documents referenced, the words “anticipate,” “believe,” “intend,” “estimate,” “will,” and “expect” and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements but are not the exclusive means of identifying these statements. The forward-looking statements include, but are not limited to, the Company’s financial outlook for the full year of 2019. These forward-looking statements are based on current expectations, forecasts and assumptions, and are subject to the risks and uncertainties inherent in the Company’s industry, market conditions, general domestic and international economic conditions, and other factors. These factors include:

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

These supplemental non-GAAP financial measures, Consolidated Organic Net sales growth, AIT Organic Net sales growth, and EVM Organic Net sales growth, are presented because our management evaluates our financial results both including and excluding the effects of business acquisitions and foreign currency translation, as applicable, and believe that the supplemental non-GAAP financial measures presented provide additional perspective and insights when analyzing the core operating performance of our business from period to period and trends in our historical operating results. These supplemental non-GAAP financial measures should not be considered superior to, as a substitute for, or as an alternative to, and should be considered in conjunction with the GAAP financial measures presented.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in the Company’s market risk during the quarter ended June 29, 2019. For additional information on market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in the Annual Report on Form 10-K for the year ended December 31, 2018.

Item 4.	Controls and Procedures

Management’s Report on Disclosure Controls

Our management is responsible for establishing and maintaining adequate disclosure controls as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management assessed the effectiveness of our disclosure controls as of June 29, 2019. Based on this assessment and those criteria, our management believes that, as of June 29, 2019, our disclosure controls are effective.

Changes in Internal Controls over Financial Reporting
During the quarter ended June 29, 2019, there have been no changes in our internal controls that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
Treasury Shares

We did not purchase shares of Zebra Class A common stock during the period ending June 29, 2019 as part of the purchase plan program adopted in November 2011.

Item 6.	Exhibits

10.1	Form of 2019 performance-vested restricted stock agreement for employees other than CEO

10.2	Form of 2019 stock appreciation rights agreement for employees other than CEO

10.3	Form of 2019 time-vested restricted stock agreement for employees other than CEO

10.4	Form of 2019 performance-vested restricted stock agreement for CEO

10.5	Form of 2019 stock appreciation rights agreement for CEO

10.6	Form of 2019 time-vested restricted stock agreement for CEO

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial information from Zebra Technologies Corporation Quarterly Report on Form 10-Q, for the quarter ended June 29, 2019, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements. The instance document does not appear in the interactive data file because XBRL tags are embedded in the iXBRL document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZEBRA TECHNOLOGIES CORPORATION

Date: July 30, 2019	By:	/s/ Anders Gustafsson
Anders Gustafsson
Chief Executive Officer

Date: July 30, 2019	By:	/s/ Olivier Leonetti
Olivier Leonetti
Chief Financial Officer