Form 10-Q
period 2019-09-28
ZEBRA TECHNOLOGIES CORP
filed 2019-10-30
CIK 877212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2019
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes   ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange
Act).    Yes  ☐   No  ☒
As of October 22, 2019, there were 53,921,478 shares of Class A Common Stock, $.01 par value, outstanding.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
QUARTER ENDED SEPTEMBER 28, 2019

PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements
ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	September 28, 2019	December 31, 2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$33	$44
Accounts receivable, net of allowances for doubtful accounts of $2 million and $3 million as of September 28, 2019 and December 31, 2018, respectively	588	520
Inventories, net	468	520
Income tax receivable	76	24
Prepaid expenses and other current assets	66	54
Total Current assets	1,231	1,162
Property, plant and equipment, net	249	249
Right-of-use lease asset	117	—
Goodwill	2,618	2,495
Other intangibles, net	290	232
Long-term deferred income taxes	83	114
Other long-term assets	120	87
Total Assets	$4,708	$4,339
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$205	$157
Accounts payable	502	552
Accrued liabilities	314	322
Deferred revenue	230	210
Income taxes payable	55	60
Total Current liabilities	1,306	1,301
Long-term debt	1,314	1,434
Long-term lease liabilities	105	—
Long-term deferred income taxes	1	8
Long-term deferred revenue	202	172
Other long-term liabilities	86	89
Total Liabilities	3,014	3,004
Stockholders’ Equity:
Preferred stock, $.01 par value; authorized 10,000,000 shares; none issued	—	—
Class A common stock, $.01 par value; authorized 150,000,000 shares; issued 72,151,857 shares	1	1
Additional paid-in capital	324	294
Treasury stock at cost, 18,104,739 and 18,280,673 shares as of September 28, 2019 and December 31, 2018, respectively	(663)	(613)
Retained earnings	2,063	1,688
Accumulated other comprehensive loss	(31)	(35)
Total Stockholders’ Equity	1,694	1,335
Total Liabilities and Stockholders’ Equity	$4,708	$4,339
See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net sales:
Tangible products	$981	$959	$2,868	$2,687
Services and software	149	133	425	394
Total Net sales	1,130	1,092	3,293	3,081
Cost of sales:
Tangible products	497	495	1,456	1,368
Services and software	98	92	281	271
Total Cost of sales	595	587	1,737	1,639
Gross profit	535	505	1,556	1,442
Operating expenses:
Selling and marketing	124	120	373	361
Research and development	110	113	329	323
General and administrative	78	75	244	239
Amortization of intangible assets	26	25	84	71
Acquisition and integration costs	12	6	20	8
Exit and restructuring costs	—	4	2	9
Total Operating expenses	350	343	1,052	1,011
Operating income	185	162	504	431
Other expenses:
Foreign exchange gain (loss)	2	(1)	(2)	(5)
Interest expense, net	(28)	(18)	(85)	(52)
Other, net	—	—	2	2
Total Other expenses, net	(26)	(19)	(85)	(55)
Income before income tax	159	143	419	376
Income tax expense	23	16	44	70
Net income	$136	$127	$375	$306
Basic earnings per share	$2.52	$2.37	$6.95	$5.72
Diluted earnings per share	$2.50	$2.34	$6.87	$5.64
See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net income	$136	$127	$375	$306
Other comprehensive (loss) income, net of tax:
Changes in unrealized gains and losses on anticipated sales hedging transactions	15	—	7	22
Changes in unrealized gains and losses on forward interest rate swap hedging transactions	(1)	1	—	8
Foreign currency translation adjustment	(5)	—	(3)	(7)
Comprehensive income	$145	$128	$379	$329
See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except share data)
(Unaudited)

	Three Months Ended September 28, 2019
	Class A Common Stock Shares	Class A Common Stock Value	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at June 29, 2019	54,107,829	$1	$314	$(643)	$1,927	$(40)	$1,559
Cumulative effect of change in accounting principle	—	—	—	—	—	—	—
Issuance of treasury shares upon exercise of stock options, purchases under stock purchase plan and grants of restricted stock awards, net of cancellations	44,215	—	(2)	1	—	—	(1)
Shares withheld related to net share settlement	(3,864)	—	—	(1)	—	—	(1)
Share-based compensation	—	—	12	—	—	—	12
Repurchase of common stock	(101,062)	—	—	(20)	—	—	(20)
Net income	—	—	—	—	136	—	136
Changes in unrealized gains and losses on anticipated sales hedging transactions (net of income taxes)	—	—	—	—	—	15	15
Changes in unrealized gains and losses on forward interest rate swaps hedging transactions (net of income taxes)	—	—	—	—	—	(1)	(1)
Foreign currency translation adjustment	—	—	—	—	—	(5)	(5)
Balance at September 28, 2019	54,047,118	$1	$324	$(663)	$2,063	$(31)	$1,694

	Nine Months Ended September 28, 2019
	Class A Common Stock Shares	Class A Common Stock Value	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2018	53,871,184	$1	$294	$(613)	$1,688	$(35)	$1,335
Cumulative effect of change in accounting principle	—	—	—	—	—	—	—
Issuance of treasury shares upon exercise of stock options, purchases under stock purchase plan and grants of restricted stock awards, net of cancellations	499,664	—	(6)	13	—	—	7
Shares withheld related to net share settlement	(222,668)	—	—	(43)	—	—	(43)
Share-based compensation	—	—	36	—	—	—	36
Repurchase of common stock	(101,062)	—	—	(20)	—	—	(20)
Net income	—	—	—	—	375	—	375
Changes in unrealized gains and losses on anticipated sales hedging transactions (net of income taxes)	—	—	—	—	—	7	7
Changes in unrealized gains and losses on forward interest rate swaps hedging transactions (net of income taxes)	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	(3)	(3)
Balance at September 28, 2019	54,047,118	$1	$324	$(663)	$2,063	$(31)	$1,694

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except share data)
(Unaudited)

	Three Months Ended September 29, 2018
	Class A Common Stock Shares	Class A Common Stock Value	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at June 30, 2018	53,691,978	$1	$273	$(617)	$1,446	$(30)	$1,073
Cumulative effect of change in accounting principle	—	—	—	—	—	—	—
Issuance of treasury shares upon exercise of stock options, purchases under stock purchase plan and grants of restricted stock awards, net of cancellations	112,778	—	(1)	3	—	—	2
Shares withheld related to net share settlement	(2,114)	—	—	—	—	—	—
Share-based compensation	—	—	10	—	—	—	10
Repurchase of common stock	—	—	—	—	—	—	—
Net income	—	—	—	—	127	—	127
Changes in unrealized gains and losses on anticipated sales hedging transactions (net of income taxes)	—	—	—	—	—	—	—
Changes in unrealized gains and losses on forward interest rate swaps hedging transactions (net of income taxes)	—	—	—	—	—	1	1
Foreign currency translation adjustment	—	—	—	—	—	—	—
Balance at September 29, 2018	53,802,642	$1	$282	$(614)	$1,573	$(29)	$1,213

	Nine Months Ended September 29, 2018
	Class A Common Stock Shares	Class A Common Stock Value	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2017	53,236,095	$1	$257	$(620)	$1,248	$(52)	$834
Cumulative effect of change in accounting principle	—	—	—	—	19	—	19
Issuance of treasury shares upon exercise of stock options, purchases under stock purchase plan and grants of restricted stock awards, net of cancellations	634,363	—	(9)	16	—	—	7
Shares withheld related to net share settlement	(67,816)	—	—	(10)	—	—	(10)
Share-based compensation	—	—	34	—	—	—	34
Repurchase of common stock	—	—	—	—	—	—	—
Net income	—	—	—	—	306	—	306
Changes in unrealized gains and losses on anticipated sales hedging transactions (net of income taxes)	—	—	—	—	—	22	22
Changes in unrealized gains and losses on forward interest rate swaps hedging transactions (net of income taxes)	—	—	—	—	—	8	8
Foreign currency translation adjustment	—	—	—	—	—	(7)	(7)
Balance at September 29, 2018	53,802,642	$1	$282	$(614)	$1,573	$(29)	$1,213

See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	September 28, 2019	September 29, 2018
Cash flows from operating activities:
Net income	$375	$306
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	139	131
Amortization of debt issuance costs and discounts	6	12
Share-based compensation	36	34
Deferred income taxes	—	17
Unrealized loss (gain) on forward interest rate swaps	28	(24)
Other, net	(4)	3
Changes in operating assets and liabilities:
Accounts receivable, net	(73)	(93)
Inventories, net	65	(16)
Other assets	(20)	(10)
Accounts payable	(51)	69
Accrued liabilities	(62)	(5)
Deferred revenue	43	28
Income taxes	(58)	2
Other operating activities	(4)	6
Net cash provided by operating activities	420	460
Cash flows from investing activities:
Purchases of property, plant and equipment	(44)	(48)
Acquisition of businesses, net of cash acquired	(255)	(72)
Proceeds from sale of long-term investments	10	2
Purchases of long-term investments	(21)	(2)
Net cash used in investing activities	(310)	(120)
Cash flows from financing activities:
Payment of debt issuance costs and discounts	(5)	(2)
Payments of long-term debt	(661)	(1,307)
Proceeds from issuance of long-term debt	593	961
Payments of debt extinguishment costs	(1)	(1)
Payments for repurchases of common stock	(20)	—
Payments of taxes related to net settlements of equity awards, net of proceeds from exercise of stock options and stock purchase plan purchases	(36)	(2)
Other financing activities	10	—
Net cash used in financing activities	(120)	(351)
Effect of exchange rate changes on cash	(1)	(6)
Net decrease in cash and cash equivalents	(11)	(17)
Cash and cash equivalents at beginning of period	44	62
Cash and cash equivalents at end of period	$33	$45
Supplemental disclosures of cash flow information:
Income taxes paid	$102	$46
Interest paid	$49	$73
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

In the opinion of the Company, these interim financial statements include all adjustments (of a normal, recurring nature) necessary to fairly present its Consolidated Balance Sheet as of September 28, 2019, the Consolidated Statements of Operations, Comprehensive Income, and Stockholders’ Equity for the three and nine months ended September 28, 2019 and September 29, 2018, and the Consolidated Statements of Cash Flows for the nine months ended September 28, 2019 and September 29, 2018. These results, however, are not necessarily indicative of the results expected for the full fiscal year ending December 31, 2019.

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

As a result of the transition, there was no impact to the Company’s Consolidated Statements of Operations or Cash Flows for the nine months ended September 28, 2019, compared to what would have been reported in accordance with ASC 840.

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

In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This ASU clarifies existing guidance related to implementation costs incurred in cloud computing arrangements, including the recognition, subsequent measurement, and financial statement presentation of such costs. The standard was early adopted prospectively by the Company during the second quarter of 2019 and did not have a material impact to the Company’s consolidated financial statements or disclosures.

Recently Issued Accounting Pronouncements Not Yet Adopted
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. It replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. With respect to the Company’s financial instruments, a cumulative effect transition approach will be applied. The standard will be effective for the Company in the first quarter of 2020. Management has assessed the impact of adoption of the new standard and determined, based on current operations, that there will be no material impacts to the Company's consolidated financial statements or disclosures.

Note 3 Revenues

The Company recognizes revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services.

Disaggregation of Revenue
The following table presents our Net sales disaggregated by product category for each of our segments, Asset Intelligence & Tracking (“AIT”) and Enterprise Visibility & Mobility (“EVM”), for the three and nine months ended September 28, 2019 and September 29, 2018 (in millions):

	Three Months Ended
	September 28, 2019			September 29, 2018
Segment	Tangible Products	Services and Software	Total	Tangible Products	Services and Software	Total
AIT	$337	$36	$373	$325	$28	$353
EVM	644	113	757	634	105	739
Total	$981	$149	$1,130	$959	$133	$1,092

	Nine Months Ended
	September 28, 2019			September 29, 2018
Segment	Tangible Products	Services and Software	Total	Tangible Products	Services and Software	Total
AIT	$1,001	$99	$1,100	$960	$96	$1,056
EVM	1,867	326	2,193	1,727	298	2,025
Total	$2,868	$425	$3,293	$2,687	$394	$3,081

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

Performance Obligations
The Company’s remaining obligations that are greater than one year in duration relate primarily to repair and support services. The aggregated transaction price allocated to remaining performance obligations for these types of service arrangements, inclusive of deferred revenue, was $665 million and $489 million as of September 28, 2019 and December 31, 2018, respectively. These remaining performance obligations as of September 28, 2019 and December 31, 2018 are expected to be recognized over a period of approximately two years.

Contract Balances
Progress on satisfying performance obligations under contracts with customers is recorded on the Consolidated Balance Sheets in Accounts receivable, net and Prepaid expenses and other current assets for billed and unbilled revenues, respectively. The contract asset balances for unbilled revenues were $9 million and $5 million as of September 28, 2019 and December 31, 2018, respectively. These contract assets result from timing differences between the billing and delivery schedules of products, services and software, as well as the impact from the allocation of the transaction price among performance obligations for contracts that include multiple performance obligations.

Deferred revenue on the Consolidated Balance Sheets consist of payments and billings in advance of our performance. The combined short-term and long-term deferred revenue balances were $432 million and $382 million as of September 28, 2019 and December 31, 2018, respectively. During the three and nine months ended September 28, 2019 the Company recognized $41 million and $168 million in revenue, respectively, which was previously included in the beginning balance of deferred revenue as of December 31, 2018. During the three and nine months ended September 29, 2018 the Company recognized $32 million and $152 million in revenue, respectively, which was previously included in the beginning balance of deferred revenue as of December 31, 2017.

Note 4 Inventories

The components of Inventories, net are as follows (in millions):

	September 28, 2019	December 31, 2018
Raw material	$138	$125
Work in process	4	3
Finished goods	326	392
Total	$468	$520

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
The Profitect acquisition was accounted for under the acquisition method of accounting for business combinations. The total purchase consideration was $79 million, which consisted of $75 million in cash paid, net of cash on-hand, and the fair value of the Company’s existing ownership interest in Profitect of $4 million, as remeasured upon acquisition. During the third quarter of 2019, we revised our determination of the purchase price to exclude $11 million of payments to settle Profitect employee stock option awards, whose vesting was accelerated at the discretion of Profitect contemporaneously with the acquisition. Those payments, as well as $2 million of other acquisition-related costs primarily related to third-party transaction and advisory fees, are included within Acquisition and integration costs on the Consolidated Statements of Operations.
Prior to the acquisition, the Company held a minority ownership interest in Profitect. Upon completion of the step acquisition, the Company remeasured its previously held ownership interest to fair value resulting in a $4 million gain in the second quarter reflected within Other, net in the Consolidated Statements of Operations.
The Company utilized estimated fair values as of May 31, 2019 to allocate the total purchase consideration to the net tangible and intangible assets acquired and liabilities assumed. The fair value of the net assets acquired was based on a number of estimates and assumptions as well as customary valuation procedures and techniques, principally the excess earnings methodology. While we believe these estimates provide a reasonable basis to record the net assets acquired, the purchase price allocation is considered preliminary and subject to adjustment during the measurement period, which is up to one year from the acquisition date. The primary fair value estimates considered preliminary include identifiable intangible assets and income tax-related items. Reflected in the preliminary purchase price allocation for Profitect was a decrease to identifiable intangible assets of $7 million and a decrease to goodwill of $4 million, which were recorded in conjunction with the purchase price revision during the third quarter of 2019.
The operating results of Profitect have been included in the Company’s Consolidated Balance Sheet and Statement of Operations beginning May 31, 2019. The Company has not included unaudited pro forma results, as if Profitect had been acquired as of January 1, 2018, as doing so would not yield materially different results.
The preliminary purchase price allocation to assets acquired and liabilities assumed was as follows (in millions):

Identifiable intangible assets	$35
Other assets acquired	4
Deferred tax liabilities	(4)
Other liabilities assumed	(10)
Net Assets Acquired	$25
Goodwill on acquisition	54
Total purchase consideration	$79

The $54 million of goodwill, which will be non-deductible for tax purposes, has been allocated to the EVM segment and principally relates to the planned expansion of the Profitect software offerings and technologies into current and new markets, industries, and product offerings.
The preliminary purchase price allocation to identifiable intangible assets acquired was:

	Fair Value (in millions)	Useful Life (in years)
Current technology	$33	8
Customer relationships	2	1
Total identifiable intangible assets	$35

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
Xplore
On August 14, 2018, the Company acquired Xplore Technologies Corporation (“Xplore”). The Company recorded measurement period adjustments relating to facts and circumstances existing as of the acquisition date, primarily an increase in deferred tax assets and a corresponding decrease in goodwill of $5 million and $1 million during the first and second quarters of 2019, respectively. The Xplore purchase price allocation was finalized in the second quarter of 2019.

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
The Company’s financial assets and liabilities carried at fair value as of September 28, 2019, are classified below (in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange contracts (1)	$—	$24	$—	$24
Money market investments related to the deferred compensation plan	22	—	—	22
Total Assets at fair value	$22	$24	$—	$46
Liabilities:
Foreign exchange contracts (1)	$1	$—	$—	$1
Forward interest rate swap contracts (2)	—	22	—	22
Liabilities related to the deferred compensation plan	22	—	—	22
Total Liabilities at fair value	$23	$22	$—	$45
The Company’s financial assets and liabilities carried at fair value as of December 31, 2018, are classified below (in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange contracts (1)	$1	$15	$—	$16
Forward interest rate swap contracts (2)	—	5	—	5
Money market investments related to the deferred compensation plan	17	—	—	17
Total Assets at fair value	$18	$20	$—	$38
Liabilities:
Liabilities related to the deferred compensation plan	$17	$—	$—	$17
Total Liabilities at fair value	$17	$—	$—	$17

(1)	The fair value of the foreign exchange contracts is calculated as follows:

a.	Fair value of regular forward contracts associated with forecasted sales hedges is calculated using the period-end exchange rate adjusted for current forward points.

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

Note 7 Derivative Instruments

In the normal course of business, the Company is exposed to global market risks, including the effects of changes in foreign currency exchange rates and interest rates. The Company uses derivative instruments to manage its exposure to such risks and may elect to designate certain derivatives as hedging instruments under ASC 815, Derivatives and Hedging (“ASC 815”). The Company formally documents all relationships between designated hedging instruments and hedged items as well as its risk management objectives and strategies for undertaking hedge transactions. The Company does not hold or issue derivatives for trading or speculative purposes.
In accordance with ASC 815, the Company recognizes derivative instruments as either assets or liabilities on the Consolidated Balance Sheets and measures them at fair value. The following table presents the fair value of its derivative instruments (in millions):

	Asset (Liability)
		Fair Values as of
	Balance Sheet Classification	September 28, 2019	December 31, 2018
Derivative instruments designated as hedges:
Foreign exchange contracts	Prepaid expenses and other current assets	$24	$15
Total derivative instruments designated as hedges		$24	$15

Derivative instruments not designated as hedges:
Foreign exchange contracts	Prepaid expenses and other current assets	$—	$1
Forward interest rate swaps	Prepaid expenses and other current assets	—	2
Forward interest rate swaps	Other long-term assets	—	3
Foreign exchange contracts	Accrued liabilities	(1)	—
Forward interest rate swaps	Accrued liabilities	(5)	—
Forward interest rate swaps	Other long-term liabilities	(17)	—
Total derivative instruments not designated as hedges		$(23)	$6
Total net derivative asset		$1	$21

The following table presents the (losses) gains from changes in fair values of derivatives that are not designated as hedges (in millions):

	(Loss) Gain Recognized in Income
		Three Months Ended		Nine Months Ended
	Statements of Operations Classification	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Derivative instruments not designated as hedges:
Foreign exchange contracts	Foreign exchange gain (loss)	$(1)	$1	$(4)	$2
Forward interest rate swaps	Interest expense, net	(4)	6	(27)	24
Total (loss) gain recognized in income		$(5)	$7	$(31)	$26

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

The Company’s master netting and other similar arrangements with the respective counterparties allow for net settlement under certain conditions, which are designed to reduce credit risk by permitting net settlement with the same counterparty. We present the assets and liabilities of our derivative financial instruments, for which we have net settlement agreements in place, on a net basis on the Consolidated Balance Sheets. If these derivative financial instruments had been presented gross on the Consolidated Balance Sheets, the asset and liability positions each would have been increased by $0 million and $1 million as of September 28, 2019 and December 31, 2018, respectively.

Foreign Currency Exchange Risk Management
The Company conducts business on a multinational basis in a variety of foreign currencies. Exposure to market risk for changes in foreign currency exchange rates arises from Euro-denominated external revenues, cross-border financing activities between subsidiaries, and foreign currency denominated monetary assets and liabilities. The Company manages its objective of preserving the economic value of non-functional currency denominated cash flows by initially hedging transaction exposures with natural offsets to the fullest extent possible and, once these opportunities have been exhausted, through foreign exchange forward and option contracts, as deemed appropriate.

The Company manages the exchange rate risk of anticipated Euro-denominated sales using forward contracts which typically mature within twelve months of execution. The Company designates these derivative contracts as cash flow hedges. Unrealized gains and losses on these contracts are deferred in Accumulated other comprehensive income (loss) (“AOCI”) on the Consolidated Balance Sheets until the contract is settled and the hedged sale is realized. The realized gain or loss is then recorded as an adjustment to Net sales on the Consolidated Statements of Operations. Realized gains reclassified to Net sales were $10 million and $7 million for the three months ended September 28, 2019 and September 29, 2018, respectively. For the nine months ended September 28, 2019, and September 29, 2018, realized gains were $32 million and $1 million, respectively. As of September 28, 2019, and December 31, 2018, the notional amounts of the Company’s foreign exchange cash flow hedges were €575 million and €496 million, respectively. The Company has reviewed its cash flow hedges for effectiveness and determined they are highly effective.

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

	September 28, 2019		December 31, 2018
Notional balance of outstanding contracts:
British Pound/U.S. Dollar		£15		£1
Euro/U.S. Dollar		€33		€45
British Pound/Euro		£—		£6
Canadian Dollar/U.S. Dollar	C$	2	C$	6
Australian Dollar/U.S. Dollar	A$	58	A$	47
Japanese Yen/U.S. Dollar		¥202		¥396
Singapore Dollar/U.S. Dollar	S$	6	S$	7
Mexican Peso/U.S. Dollar	Mex$	121	Mex$	225
Chinese Yuan/U.S. Dollar		¥83		¥71
South African Rand/U.S. Dollar	R	42	R	42
Net fair value of (liabilities) assets of outstanding contracts		$(1)		$1

The Company’s use of non-designated forward contracts to manage Euro currency exposure is limited, as Euro-denominated borrowings under the Revolving Credit Facility naturally hedge part of such risk. See Note 8, Long-Term Debt for further discussion of Euro-denominated borrowings.

Interest Rate Risk Management
The Company’s debt consists of borrowings under a term loan (“Term Loan A”), Revolving Credit Facility and Receivables Financing Facilities, which bear interest at variable rates plus an applicable margin. See Note 8, Long-Term Debt for further details about these borrowings.

The Company manages its exposure to changes in interest rates by utilizing interest rate swaps to hedge this exposure and to achieve a desired proportion of fixed versus floating-rate debt, based on current and projected market conditions.

In December 2017, the Company entered into a long-term forward interest rate swap agreement with a notional amount of $800 million to lock into a fixed LIBOR interest rate base for its debt facilities subject to monthly interest payments. Under the terms of the agreement, $800 million in variable-rate debt will be swapped for a fixed interest rate with net settlement terms due effective starting in December 2018 and ending in December 2022. During the third quarter of 2019, the Company entered into additional long-term forward interest rate swap agreements with a total notional amount of $800 million, containing net settlements effective starting in December 2022 and ending in August 2024. The additional interest rate swap agreements effectively extend the risk management initiative of the Company to coincide with the maturities of Term Loan A and the Revolving Credit Facility, as amended. The Company’s interest rate swaps are not designated as hedges and changes in fair value are recognized immediately as Interest expense, net on the Consolidated Statements of Operations.

Note 8 Long-Term Debt

The following table shows the carrying value of the Company’s debt (in millions):

	September 28, 2019	December 31, 2018
Term Loan A	$1,000	$608
Term Loan B	—	445
Revolving Credit Facility	292	408
Receivables Financing Facilities	236	139
Total debt	$1,528	$1,600
Less: Debt issuance costs	(6)	(5)
Less: Unamortized discounts	(3)	(4)
Less: Current portion of debt	(205)	(157)
Total long-term debt	$1,314	$1,434

As of September 28, 2019, the future maturities of debt, excluding debt discounts and issuance costs, were as follows (in millions):

2019	$80
2020	150
2021	119
2022	56
2023	81
Thereafter	1,042
Total future debt maturities	$1,528

All borrowings as of September 28, 2019 were denominated in U.S. Dollars, except for €92 million under the Revolving Credit Facility that was borrowed in Euros.

The estimated fair value of the Company’s debt approximated $1.5 billion and $1.6 billion as of September 28, 2019 and December 31, 2018, respectively. These fair value amounts, developed based on inputs classified as Level 2 within the fair value hierarchy, represent the estimated value at which the Company’s lenders could trade its debt within the financial markets and does not represent the settlement value of these liabilities to the Company. The fair value of the debt will continue to vary each period based on a number of factors including fluctuations in market interest rates, as well as changes to the Company’s credit ratings.

Credit Facilities
On August 9, 2019, the Company entered into Amendment No. 2 to the Amended and Restated Credit Agreement (“Amendment No. 2”). Amendment No. 2 increased the Company’s borrowing under Term Loan A from $608 million to $1 billion and increased the Company’s borrowing capacity under the Revolving Credit Facility from $800 million to $1 billion. Term Loan A and the Revolving Credit Facility will continue to bear interest at variable rates plus an applicable margin. The maturities of Term Loan A and the Revolving Credit Facility were each extended to August 9, 2024. In conjunction with entering into Amendment No. 2, a payment of $445 million was made to fully pay off Term Loan B. As of September 28, 2019, the Company has no further obligations under Term Loan B.

As amended, the principal on Term Loan A is due in quarterly installments starting in the fourth quarter of 2019, with the majority due upon its August 9, 2024 maturity. The Company may make prepayments against the amended Term Loan A, in whole or in part, without premium or penalty. The Company would be required to prepay certain outstanding amounts in the event of certain circumstances or transactions. As of September 28, 2019, the Term Loan A interest rate was 3.55%. Interest payments are made monthly.

The Revolving Credit Facility is available for working capital and other general corporate purposes, including letters of credit. As of September 28, 2019, the Company had letters of credit totaling $5 million, which reduced funds available for borrowings under the agreement from $1 billion to $995 million. As of September 28, 2019, the Revolving Credit Facility had an average interest rate of 3.00%. Interest payments are made monthly. All remaining principal is due upon the Revolving Credit Facility’s maturity on August 9, 2024.

The refinancing of the Company’s debt during the third quarter of 2019 resulted in non-cash accelerated amortization of debt discount and debt issuance costs of $4 million and one-time charges of $3 million, which included certain third party fees and the accelerated amortization of losses on terminated interest rate swaps released from AOCI. These items are included in Interest Expense, net on the Consolidated Statements of Operations.

Additionally, issuance costs of $6 million incurred related to this debt refinancing were capitalized and will be amortized over the remaining term of Term Loan A and the Revolving Credit Facility.

On May 31, 2018, the Company entered into Amendment No. 1 to the Amended and Restated Credit Agreement (“Amendment No. 1”). Amendment No. 1 resulted in a new Term Loan A with principal of $670 million and increased the Revolving Credit Facility from $500 million to $800 million. Also, as part of Amendment No. 1, the Company had a partial early debt termination of $300 million and repricing of its Term Loan B. Amendment No. 1 resulted in $6 million of non-cash accelerated amortization of debt issuance costs and $1 million of one-time charges related to third party fees associated with the Amendment, both of which were reflected in Interest Expense, net on the Consolidated Statements of Operations during the second quarter of 2018.

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

During the second quarter of 2019, the Company entered into an Additional Receivable Financing Facility with another financial institution, which allows for additional borrowings of up to $100 million, and thus total borrowings of up to $280 million, using U.S. domestically originated accounts receivables as collateral. The Company has also accounted for transactions under this Additional Receivables Financing Facility as secured borrowings. The Additional Receivables Financing Facility will mature on May 18, 2020.

As of September 28, 2019, the Company’s Consolidated Balance Sheets included $439 million of receivables that were pledged under the two Receivables Financing Facilities, of which $236 million had been borrowed against. Borrowings under the Receivables Financing Facilities bear interest at a variable rate plus an applicable margin. As of September 28, 2019, the Receivables Financing Facilities had an average interest rate of 2.95% and require monthly interest payments.

Both the Revolving Credit Facility and Receivables Financing Facilities include terms and conditions that limit the incurrence of additional borrowings and require that certain financial ratios be maintained at designated levels.

The Company uses interest rate swaps to manage the interest rate risk associated with its debt. See Note 7, Derivative Instruments for further information.

As of September 28, 2019, the Company was in compliance with all debt covenants.

Note 9 Leases

The Company leases certain manufacturing facilities, distribution centers, sales and administrative offices, equipment, and vehicles which are accounted for as operating leases. Remaining lease terms are up to 12 years, with certain leases containing renewal options.

The following table presents activities associated with our operating leases during the three and nine months ended September 28, 2019 (in millions):

	Three Months Ended	Nine Months Ended
	September 28, 2019	September 28, 2019
Fixed lease expenses	$10	$28
Variable lease expenses	7	20
Total lease expenses	$17	$48

Cash paid for leases	$17	$49
ROU assets obtained in exchange for lease obligations	$11	$28

The variable lease expenses incurred during the period were not included in the measurement of the Company’s ROU assets and lease liabilities. Cash payments for operating leases are included within Net cash provided by operating activities on the Consolidated Statements of Cash Flows.

As of September 28, 2019, the weighted average remaining term of the Company’s operating leases was approximately 5 years, and the weighted average discount rate used to measure the ROU assets and lease liabilities was approximately 6%.
Future minimum lease payments under non-cancellable operating leases as of September 28, 2019 were as follows (in millions):

2019	$10
2020	40
2021	34
2022	24
2023	18
Thereafter	37
Total future minimum lease payments	$163
Less: Interest	(25)
Present value of lease liabilities	$138

Reported as of September 28, 2019:
Current portion of lease liabilities	$33
Long-term lease liabilities	105
Present value of lease liabilities	$138

The current portion of lease liabilities is included within Accrued liabilities on the Consolidated Balance Sheet.

Revenues earned from lease arrangements under which the Company is a lessor were not significant during the three and nine months ended September 28, 2019.

Note 10 Commitments and Contingencies

Warranties
The following table is a summary of the Company’s accrued warranty obligation (in millions):

	Nine Months Ended
	September 28, 2019	September 29, 2018
Balance at the beginning of the period	$22	$18
Warranty expense	18	25
Warranties fulfilled	(18)	(23)
Balance at the end of the period	$22	$20

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

Note 11 Income Taxes

The Company’s effective tax rate for the three and nine months ended September 28, 2019 was 14.5% and 10.5%, respectively. The variances from the 2019 federal statutory rate of 21% for the current period were attributable to the benefits of lower tax rates on foreign earnings and U.S. tax credits. These benefits were partially offset by the impacts of foreign earnings and deemed royalties taxed in the U.S. The Company’s effective tax rate also benefited from certain discrete items, primarily related to share-based compensation.

The Company’s effective tax rate for the three and nine months ended September 29, 2018 was 11.2% and 18.6%, respectively. The variances from the 2018 federal statutory rate of 21% for the prior period were attributable to the effect of lower tax rates in foreign jurisdictions and the generation of tax credits. These benefits were partially offset by increases related to foreign earnings subject to U.S. taxation, the U.S. impact of the acquisition of the Enterprise business of Motorola Solutions, Inc. and certain discrete items. The discrete items included the favorable impacts of share-based compensation, adjustments to the one-time transition tax related to the Tax Cuts and Jobs Act enacted in December 2017 (“U.S. Tax Reform” or “the Act”) offset by audit settlements with the U.S. Internal Revenue Service for fiscal years 2013, 2014, and 2015 and an increase in uncertain tax positions resulting from interpretative guidance issued during the second quarter of 2018.

For the three and nine months ended September 28, 2019, and September 29, 2018, foreign earnings taxed in the U.S. included the impacts of the Global Intangible Low-Taxed Income, the Deduction for Foreign-Derived Intangible Income, and the Base Erosion Anti-Avoidance Tax (“BEAT”) provisions of the U.S. Tax Reform. The Company has included the rate impacts of these provisions in its annual forecasted rate relying on all currently available guidance. It is anticipated that the U.S. Treasury will provide further guidance throughout the year.

Pre-tax earnings outside the U.S. are primarily generated in the United Kingdom, Singapore, and Luxembourg, with statutory rates of 19%, 17%, and 26%, respectively. During 2018, the Company applied for and was granted a second extension of its incentivized tax rate by the Singapore Economic Development Board. The incentive reduces the income tax rate to 10.5% from the statutory rate of 17% and is effective for calendar years 2019 to 2023. The Company has committed to making additional investments in Singapore over the period 2019 to 2022; should the Company not make these investments in accordance with the agreement, any incentive benefit would have to be repaid to the Singapore tax authorities.

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

Uncertain Tax Positions
The Company is currently undergoing U.S. federal income tax audits for the tax years 2016 and 2017, as well as a UK income tax audit for fiscal years 2012 through 2014, and 2016. Fiscal years 2004 through 2018 remain open to examination by multiple foreign and U.S. state taxing jurisdictions. Subsequent to September 28, 2019, the Company settled a tax dispute for $19 million. The settlement was reflected in Current liabilities within the Company’s Consolidated Balance Sheets. The settlement did not have a significant impact to the current quarter’s Income tax expense. No other significant uncertain tax positions are expected to be settled within the next twelve months. Due to uncertainties in any tax audit or litigation outcome, the Company’s estimates of the ultimate settlement of other uncertain tax positions may change and the actual tax benefits may differ significantly from the estimates.

Note 12 Earnings Per Share

Basic net earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares assuming dilution. Dilutive common shares outstanding is computed using the Treasury Stock method and, in periods of income, reflects the additional shares that would be outstanding if dilutive stock options were exercised for common shares during the period.

Earnings per share (in millions, except share data):

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Basic:
Net income	$136	$127	$375	$306
Weighted-average shares outstanding	54,085,500	53,740,174	53,999,044	53,516,859
Basic earnings per share	$2.52	$2.37	$6.95	$5.72

Diluted:
Net income	$136	$127	$375	$306
Weighted-average shares outstanding	54,085,500	53,740,174	53,999,044	53,516,859
Dilutive shares	552,323	684,706	611,047	720,694
Diluted weighted-average shares outstanding	54,637,823	54,424,880	54,610,091	54,237,553
Diluted earnings per share	$2.50	$2.34	$6.87	$5.64

Anti-dilutive options to purchase common shares are excluded from diluted earnings per share calculations. Anti-dilutive options consist primarily of stock appreciation rights (“SARs”) with an exercise price greater than the average market closing price of the Class A Common Stock. There were 92,014 and 1,139 anti-dilutive shares for the three months ended September 28, 2019 and September 29, 2018, respectively. There were 53,356 and 87,458 anti-dilutive shares for the nine months ended September 28, 2019 and September 29, 2018, respectively.

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

•
Unrealized gain (loss) on forward interest rate swaps hedging transactions refers to the hedging of the interest rate risk exposure associated with the Company’s variable rate debt. As a result of the Company’s debt refinancing during the third quarter of 2019, remaining losses associated with terminated interest rate swaps were recognized as a component of Interest expense, net on the Consolidated Statements of Operations. See Note 8, Long-Term Debt for more information regarding the Company’s debt refinancing.

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

The components of AOCI for the nine months ended September 28, 2019 and September 29, 2018 are as follows (in millions):

	Unrealized gain (loss) on sales hedging	Unrealized gain (loss) on forward interest rate swaps	Currency translation adjustments	Total
Balance at December 31, 2017	$(9)	$(9)	$(34)	$(52)
Other comprehensive income (loss) before reclassifications	27	7	(7)	27
Amounts reclassified from AOCI(1)	(1)	3	—	2
Tax effect	(4)	(2)	—	(6)
Other comprehensive income (loss), net of tax	22	8	(7)	23
Balance at September 29, 2018	$13	$(1)	$(41)	$(29)

Balance at December 31, 2018	$12	$—	$(47)	$(35)
Other comprehensive income (loss) before reclassifications	41	—	(3)	38
Amounts reclassified from AOCI(1)	(32)	2	—	(30)
Tax effect	(2)	(2)	—	(4)
Other comprehensive (loss) income, net of tax	7	—	(3)	4
Balance at September 28, 2019	$19	$—	$(50)	$(31)

(1) See Note 7, Derivative Instruments regarding timing of reclassifications to operating results.

Note 14 Accounts Receivable Factoring

In 2018, the Company entered into a Receivables Factoring arrangement, pursuant to which certain receivables originated from the Europe, Middle East, and Africa (“EMEA”) region are sold to a bank in exchange for cash. In the third quarter of 2019, the Company entered into an additional Receivables Factoring arrangement, which provides for additional sales of EMEA-originated receivables to a bank under similar terms. Under these Receivables Factoring arrangements, the Company does not maintain any beneficial interest in the receivables sold. The banks’ purchase of eligible receivables is subject to a maximum of $125 million of uncollected receivables. The Company services the receivables on behalf of the banks, but otherwise maintains no significant continuing involvement with respect to the receivables. Transactions under the Receivables Factoring arrangements are accounted for as sales under ASC 860, Transfers and Servicing of Financial Assets with related cash flows reflected in operating cash flows. As of September 28, 2019 and December 31, 2018 there were $70 million and $33 million, respectively, of uncollected receivables that had been sold and removed from the Company’s Consolidated Balance Sheet. Fees incurred in connection with these arrangements were insignificant.

Note 15 Segment Information & Geographic Data
The Company’s operations consist of two reportable segments: Asset Intelligence & Tracking (“AIT”) and Enterprise Visibility & Mobility (“EVM”). The reportable segments have been identified based on the financial data utilized by the Company’s Chief Executive Officer (the chief operating decision maker or “CODM”) to assess segment performance and allocate resources among the Company’s segments. The CODM reviews adjusted operating income to assess segment profitability. To the extent applicable, segment operating income excludes purchase accounting adjustments, amortization of intangible assets, acquisition and integration costs, impairment of goodwill and other intangibles, exit and restructuring costs, and product sourcing diversification costs. Segment assets are not reviewed by the Company’s CODM and therefore are not disclosed below.

Financial information by segment is presented as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net sales:
AIT	$373	$353	$1,100	$1,056
EVM	757	739	2,193	2,025
Total Net sales	$1,130	$1,092	$3,293	$3,081
Operating income:
AIT(1)	$93	$81	$269	$241
EVM(1)	133	117	347	279
Total segment operating income	226	198	616	520
Corporate, eliminations(2)	(41)	(36)	(112)	(89)
Total Operating income	$185	$162	$504	$431

(1)
AIT and EVM segment operating income includes depreciation and share-based compensation expense. The amounts of depreciation and share-based compensation expense attributable to AIT and EVM are proportionate to each segment’s Net sales.

(2)
To the extent applicable, amounts included in Corporate, eliminations consist of purchase accounting adjustments, amortization of intangible assets, acquisition and integration costs, impairment of goodwill and other intangibles, exit and restructuring costs, and product sourcing diversification costs.

Information regarding the Company’s operations by geographic area is contained in the following table. These amounts are reported in the geographic area of the destination of the final sale. We manage our business based on regions rather than by individual countries.

Geographic data for Net sales is as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
North America	$591	$542	$1,641	$1,483
EMEA	346	348	1,082	1,034
Asia-Pacific	133	140	399	389
Latin America	60	62	171	175
Total Net sales	$1,130	$1,092	$3,293	$3,081

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Acquisitions
On May 31, 2019, the Company acquired Profitect, Inc. (“Profitect”), a provider of prescriptive analytics primarily for the retail industry. The Company’s total purchase consideration was $79 million, which consisted of $75 million in cash paid, net of cash acquired, and the fair value of the Company’s existing ownership interest in Profitect of $4 million, as remeasured upon acquisition. Based on the Company’s previously held minority ownership interest in Profitect being remeasured to fair value, a gain of $4 million was recognized and is reflected within Other, net in the Consolidated Statements of Operations. During the third quarter of 2019, we revised our determination of the purchase price to exclude $11 million of payments to settle Profitect employee stock option awards, whose vesting was accelerated at the discretion of Profitect contemporaneously with the acquisition. Those payments, as well as $2 million of other acquisition-related costs primarily relating to third-party transaction and advisory fees, were included within Acquisition and integration costs on the Consolidated Statements of Operations. The Profitect acquisition was accounted for under the acquisition method of accounting for business combinations and its results are included in the Company’s operating results beginning May 31, 2019. The operating results of Profitect are included within the EVM segment and did not have a meaningful impact on the year to date consolidated Net sales growth.

On February 21, 2019, the Company acquired Temptime Corporation (“Temptime”), a developer and manufacturer of temperature-monitoring labels and devices. In connection with this acquisition, the Company paid $180 million in cash, net of cash acquired. Additionally, we incurred $2 million of cash acquisition-related costs, which primarily included third-party transaction and advisory fees and are reflected within Acquisition and integration costs on the Consolidated Statements of Operations. The Temptime acquisition was accounted for under the acquisition method of accounting for business combinations and its results were included in the Company’s operating results beginning February 21, 2019. The operating results of Temptime are included within the AIT segment and contributed approximately 0.9% to the year to date consolidated Net sales growth.

On August 14, 2018, the Company completed its tender offer to acquire all outstanding common stock of Xplore Technologies Corporation (“Xplore”) for $6.00 per share. In connection with this acquisition, the Company paid $87 million in cash, which included, $72 million for the net assets acquired, a $9 million payment of Xplore debt as well as $6 million of other Xplore transaction-related obligations. The Xplore acquisition was accounted for under the acquisition method of accounting for business combinations and included in the Company’s operating results beginning August 14, 2018. The operating results of Xplore are included within the EVM segment and contributed approximately 1.1% to the year to date consolidated Net sales growth.

Other Developments
In 2019, the Company commenced efforts to diversify its product sourcing footprint, thereby reducing its reliance on Chinese-based manufacturing and the impacts of related customs duties (“tariffs”) on U.S imports from China.  In conjunction therewith, the Company anticipates incurring up to $30 million of costs by the middle of fiscal year 2020, principally within Operating expense, as well as incremental equipment purchases of approximately $10 million to $15 million.

The Company is closely monitoring the announced escalation of tariffs assessed on U.S. imports from China, which would result in incremental Cost of sales. The Company expects to partially mitigate the resulting financial impacts through its efforts to diversify its product sourcing footprint as well as certain U.S. pricing actions.

Results of Operations

Consolidated Results of Operations
(in millions, except percentages)

The following tables present key statistics for the Company’s operations for the three and nine months ended September 28, 2019 and September 29, 2018, respectively:

	Three Months Ended				Nine Months Ended
	September 28, 2019	September 29, 2018	$ Change	% Change	September 28, 2019	September 29, 2018	$ Change	% Change
Net sales	$1,130	$1,092	$38	3.5%	$3,293	$3,081	$212	6.9%
Gross profit	535	505	30	5.9%	1,556	1,442	114	7.9%
Operating expenses	350	343	7	2.0%	1,052	1,011	41	4.1%
Operating income	$185	$162	$23	14.2%	$504	$431	$73	16.9%
Gross margin	47.3%	46.2%			47.3%	46.8%

Net sales to customers by geographic region were as follows (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	September 28, 2019	September 29, 2018	$ Change	% Change	September 28, 2019	September 29, 2018	$ Change	% Change
North America	$591	$542	$49	9.0%	$1,641	$1,483	$158	10.7%
EMEA	346	348	(2)	(0.6)%	1,082	1,034	48	4.6%
Asia-Pacific	133	140	(7)	(5.0)%	399	389	10	2.6%
Latin America	60	62	(2)	(3.2)%	171	175	(4)	(2.3)%
Total net sales	$1,130	$1,092	$38	3.5%	$3,293	$3,081	$212	6.9%

Operating expenses are summarized below (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	September 28, 2019	September 29, 2018	As a % of Net sales		September 28, 2019	September 29, 2018	As a % of Net sales
			2019	2018			2019	2018
Selling and marketing	$124	$120	11.0%	11.0%	$373	$361	11.3%	11.7%
Research and development	110	113	9.7%	10.3%	329	323	10.0%	10.5%
General and administrative	78	75	6.9%	6.9%	244	239	7.4%	7.8%
Amortization of intangible assets	26	25	NM	NM	84	71	NM	NM
Acquisition and integration costs	12	6	NM	NM	20	8	NM	NM
Exit and restructuring costs	—	4	NM	NM	2	9	NM	NM
Total operating expenses	$350	$343	31.0%	31.4%	$1,052	$1,011	31.9%	32.8%

Consolidated Organic Net sales growth:

	Three Months Ended	Nine Months Ended
	September 28, 2019	September 28, 2019
Reported GAAP Consolidated Net sales growth	3.5%	6.9%
Adjustments:
Impact of foreign currency translation (1)	1.2%	1.1%
Impact of acquisitions (2)	(1.7)%	(2.1)%
Consolidated Organic Net sales growth	3.0%	5.9%

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

(2)
For purposes of computing Organic Net sales, amounts directly attributable to the Xplore acquisition (included in our consolidated results beginning August 14, 2018), the Temptime acquisition (included in our consolidated results beginning February 21, 2019), and the Profitect acquisition (included in our consolidated results beginning May 31, 2019), are excluded for twelve months following the respective acquisition dates.

Third quarter 2019 compared to third quarter 2018

Net sales increased by $38 million or 3.5% compared with the prior year, reflecting growth in North America that was partially offset by declines in other regions. The increase in Net sales was primarily due to higher sales of mobile computing products and support services, which was partially offset by lower sales of data capture products. Net sales growth was also positively impacted by the inclusion of Xplore, Temptime, and Profitect, primarily in North America, which was partially offset by unfavorable foreign currency changes primarily in EMEA and Asia-Pacific. Consolidated Organic Net sales growth was 3.0%.

Gross margin increased to 47.3% for the current quarter compared to 46.2% for the prior year. Gross margin improvement was primarily driven by operational efficiencies and favorable business mix across EVM and AIT.

Operating expenses for the quarter ended September 28, 2019 and September 29, 2018, were $350 million and $343 million, or 31.0% and 31.4% of Net sales, respectively. As a percentage of Net sales, operating costs continue to trend favorably. The increase in Operating expenses was primarily due to acquisition-related costs and investments to fund organic growth, which were partially offset by lower incentive-based compensation.

Operating income increased 14.2% to $185 million for the current quarter compared to $162 million for the prior year. The increase was due to higher Net sales and Gross profit, which were partially offset by higher Operating expenses.

Total Other expenses, net was $26 million for the current quarter compared to $19 million for the prior quarter. The current quarter included a $4 million loss on interest rate swaps and $7 million of debt refinancing costs, while the prior year quarter included a $6 million gain on interest rate swaps. The current quarter also benefited from lower interest expense due to lower outstanding debt levels.

The Company’s effective tax rates for the three months ended September 28, 2019 and September 29, 2018 were 14.5% and 11.2%, respectively. The increase in the effective tax rate compared to the prior year was primarily due to higher earnings in the U.S. partially offset by the favorable impact of changes in uncertain tax positions and the prior year including a favorable adjustment to the U.S. Tax Reform transition tax.

Year to date 2019 compared to year to date 2018

Net sales increased by $212 million or 6.9% compared with the prior year period, reflecting growth in North America, EMEA, and Asia-Pacific. The increase in Net sales was primarily due to higher sales of mobile computing products, support services, and printing products. Net sales growth was also positively impacted by the inclusion of Xplore, Temptime, and Profitect, primarily in North America, which was partially offset by unfavorable foreign currency changes primarily in EMEA and Asia-Pacific. Consolidated Organic Net sales growth was 5.9%.

Gross margin increased to 47.3% for the current period compared to 46.8% for the prior year. Gross margin improvement was primarily driven by operational efficiencies and favorable business mix across EVM and AIT, which was partially offset by unfavorable foreign currency changes.

Operating expenses for the period ended September 28, 2019 and September 29, 2018, were $1,052 million and $1,011 million, or 31.9% and 32.8% of Net sales, respectively. As a percentage of Net sales, operating costs continue to trend favorably. The current period Operating expenses include higher acquisition-related costs and investments to fund organic growth as well as lower incentive-based compensation. The prior year General and administrative expenses include $13 million of legal settlement costs.

Operating income increased 16.9% to $504 million for the current period compared to $431 million for the prior year. The increase was due to higher Net sales and Gross profit, which were partially offset by higher Operating expenses.

Total Other expenses, net was $85 million for the current period compared to $55 million for the prior year. The current period included a $27 million loss on interest rate swaps, $7 million of debt refinancing costs as well as a $4 million gain associated with the remeasurement of our pre-acquisition minority ownership interest in Profitect. The prior year period included a $24 million gain on interest rate swaps as well as $7 million of debt refinancing costs. The current year period also benefited from lower interest expense due to lower outstanding debt levels.

The Company’s effective tax rates for the period ended September 28, 2019 and September 29, 2018 were 10.5% and 18.6%, respectively. The decrease in the effective tax rate was primarily due to favorable changes in uncertain tax positions and increased share-based compensation benefits compared to the prior year.

Results of Operations by Segment

The following commentary should be read in conjunction with the financial results of each operating business segment as detailed in Note 15, Segment Information & Geographic Data in the Notes to Consolidated Financial Statements. To the extent applicable, segment results exclude purchase accounting adjustments, amortization of intangible assets, acquisition and integration costs, impairment of goodwill and other intangibles, exit and restructuring costs, and product sourcing diversification costs.

Asset Intelligence & Tracking Segment (“AIT”)
(in millions, except percentages)

	Three Months Ended				Nine Months Ended
	September 28, 2019	September 29, 2018	$ Change	% Change	September 28, 2019	September 29, 2018	$ Change	% Change
Net sales	$373	$353	$20	5.7%	$1,100	$1,056	$44	4.2%
Gross profit	187	172	15	8.7%	553	528	25	4.7%
Operating expenses	94	91	3	3.3%	284	287	(3)	(1.0)%
Operating income	$93	$81	$12	14.8%	$269	$241	$28	11.6%
Gross margin	50.1%	48.7%			50.3%	50.0%

AIT Organic Net sales growth:

	Three Months Ended	Nine Months Ended
	September 28, 2019	September 28, 2019
AIT Reported GAAP Net sales growth	5.7%	4.2%
Adjustments:
Impact of foreign currency translation (1)	0.8%	0.9%
Impact of acquisition (2)	(3.0)%	(2.6)%
AIT Organic Net sales growth	3.5%	2.5%

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

(2)
For purposes of computing Organic Net sales, amounts directly attributable to the Temptime acquisition (included in our consolidated results beginning February 21, 2019) are excluded for twelve months following the acquisition date.

Third quarter 2019 compared to third quarter 2018

Net sales for AIT increased $20 million or 5.7% compared to the prior year. The increase in Net sales was primarily due to the inclusion of Temptime, as well as increases in printing products and support services, which were partially offset by unfavorable foreign currency changes. AIT Organic Net sales growth was 3.5%.

Gross margin increased to 50.1% in the current quarter compared to 48.7% in the prior year, primarily due to favorable product mix and operational efficiencies.

Operating income for the current quarter increased 14.8% due to higher Net sales and Gross profit, which were partially offset by higher Operating expenses.

Year to date 2019 compared to year to date 2018

Net sales for AIT increased $44 million or 4.2% compared to the prior year period. The increase in Net sales was primarily due to the inclusion of Temptime, as well as increases in printing products, supplies, and support services, which were partially offset by unfavorable foreign currency changes. AIT Organic Net sales growth was 2.5%.

Gross margin increased to 50.3% in the current period compared to 50.0% in the prior year, primarily due to favorable product mix and operational efficiencies, which were partially offset by unfavorable foreign currency changes.

Operating income increased 11.6% due to higher Net sales, Gross profit, and lower Operating expenses.

Enterprise Visibility & Mobility Segment (“EVM”)
(in millions, except percentages)

	Three Months Ended				Nine Months Ended
	September 28, 2019	September 29, 2018	$ Change	% Change	September 28, 2019	September 29, 2018	$ Change	% Change
Net sales	$757	$739	$18	2.4%	$2,193	$2,025	$168	8.3%
Gross profit	351	334	17	5.1%	1,009	915	94	10.3%
Operating expenses	218	217	1	0.5%	662	636	26	4.1%
Operating income	$133	$117	$16	13.7%	$347	$279	$68	24.4%
Gross margin	46.4%	45.2%			46.0%	45.2%

EVM Organic Net sales growth:

	Three Months Ended	Nine Months Ended
	September 28, 2019	September 28, 2019
EVM Reported GAAP Net sales growth	2.4%	8.3%
Adjustments:
Impact of foreign currency translation (1)	1.3%	1.1%
Impact of acquisitions (2)	(1.0)%	(1.8)%
EVM Organic Net sales growth	2.7%	7.6%

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

(2)
For purposes of computing Organic Net sales, amounts directly attributable to the Xplore acquisition (included in our consolidated results beginning August 14, 2018) and the Profitect acquisition (included in our consolidated results beginning May 31, 2019) are excluded for twelve months following the respective acquisition dates.

Third quarter 2019 compared to third quarter 2018

Net sales for EVM increased $18 million or 2.4% compared to prior year. The increase in Net sales was primarily attributable to higher mobile computing product sales and support services, partially offset by lower sales of data capture products. Net sales growth also reflected the inclusion of Xplore and Profitect as well as unfavorable foreign currency changes. EVM Organic Net Sales growth was 2.7%.

Gross margin increased to 46.4% in the current quarter compared to 45.2% in the prior year period, primarily due to operational efficiencies and favorable product mix.

Operating income for the current quarter increased 13.7% due to higher Net sales and Gross profit, which were partially offset by higher Operating expenses.

Year to date 2019 compared to year to date 2018

Net sales for EVM increased $168 million or 8.3% compared to prior year period. The increase in Net sales was primarily attributable to higher mobile computing product sales and support services. Net sales growth also reflected the inclusion of Xplore and Profitect as well as unfavorable foreign currency changes. EVM Organic Net Sales growth was 7.6%.

Gross margin increased to 46.0% in the current period compared to 45.2% in the prior year period, primarily due to operational efficiencies and favorable product mix, which more than offset unfavorable foreign currency changes.

Operating income for the current year period increased 24.4% due to higher Net sales and Gross profit, which were partially offset by higher Operating expenses.

New Accounting Pronouncements

Effective January 1, 2019, the Company adopted a new accounting standard related to leases. See Note 2, Significant Accounting Policies in the Notes to Consolidated Financial Statements for further information on this and other accounting pronouncements.

Liquidity and Capital Resources

The primary factors that influence our liquidity include, but are not limited to, the amount and timing of our revenues, cash collections from our customers, cash payments to our suppliers, capital expenditures, repatriation of foreign cash, investments, acquisitions, and share repurchases. Management believes that our existing capital resources and funds generated from operations are sufficient to meet anticipated capital requirements, service our indebtedness and repurchase common shares. The following table summarizes our cash flow activities for the periods indicated (in millions, except percentages):

	Nine Months Ended
Cash flows provided by (used in) from:	September 28, 2019	September 29, 2018	$ Change	% Change
Operating activities	$420	$460	$(40)	(8.7)%
Investing activities	(310)	(120)	(190)	NM
Financing activities	(120)	(351)	231	NM
Effect of exchange rates on cash	(1)	(6)	5	NM
Net change in cash and cash equivalents	$(11)	$(17)	$6	NM

The change in our cash and cash equivalents balance during the nine months ended September 28, 2019 compared to the prior year period is reflective of the following:

•
Cash flow provided by operating activities decreased by $40 million compared to the prior year. The decrease was primarily due to timing of accounts payable as well as higher income tax and incentive compensation payments, which were partially offset by higher net income, reduced inventory levels, timing of accounts receivable collections and lower cash payments for interest.

•	The increase in net cash used in investing activities was primarily driven by the acquisition of Temptime and Profitect.

•
The decrease in cash used in financing activities is primarily due to lower net debt repayments in the current year. Net cash used in financing activities during the nine months ended September 28, 2019 consisted primarily of net debt repayments of $68 million, including amounts borrowed to fund business acquisitions, payments of taxes related to the settlements of equity awards of $36 million, and repurchases of common shares of $20 million. Net debt repayments were $346 million for the nine months ended September 29, 2018.

Company Debt
The following table shows the carrying value of the Company’s debt (in millions):

	September 28, 2019	December 31, 2018
Term Loan A	$1,000	$608
Term Loan B	—	445
Revolving Credit Facility	292	408
Receivables Financing Facilities	236	139
Total debt	$1,528	$1,600
Less: Debt issuance costs	(6)	(5)
Less: Unamortized discounts	(3)	(4)
Less: Current portion of debt	(205)	(157)
Total long-term debt	$1,314	$1,434

Credit Facilities
The Company’s credit facilities include borrowings under Term Loan A and a multi-currency Revolving Credit Facility, both maturing in August 2024. Borrowings under the facilities bear interest at a variable rate plus an applicable margin, for which the Company has entered into interest rate swap contracts to manage interest rate risk exposure. All borrowings under the credit facilities as of September 28, 2019 were denominated in U.S. Dollars, except for €92 million in Euro-denominated borrowings under the Revolving Credit Facility. The average interest rates as of September 28, 2019 for Term Loan A and the Revolving Credit Facility were 3.55% and 3.00%, respectively. Interest is paid for each instrument on a monthly basis. The Company is required to prepay certain amounts in the event of certain circumstances or transactions. Also, the Company may make prepayments against Term Loan A in whole or in part, without premium or penalty.

During the third quarter of 2019, the Company amended the terms of its credit facilities, which included increasing its borrowing under Term Loan A from $608 million to $1.0 billion and increasing its borrowing capacity under the Revolving Credit Facility from $800 million to $1 billion, while extending the maturities of each of these instruments to August 2024. In conjunction with increasing its borrowing capacity under Term Loan A and the Revolving Credit Facility, the Company made a payment of $445 million to extinguish Term Loan B. This debt refinancing reduces the Company’s future interest cost while meeting anticipated capital requirements. See Note 8, Long-Term Debt for further details related to the Company’s credit facilities and refinancing.

Receivables Financing Facilities
In December 2017, the Company entered a Receivables Financing Facility with a financial institution that has a borrowing limit of up to $180 million. As collateral, the Company pledges a perfected first-priority security interest in its domestically originated accounts receivable. In May 2019, the Company entered into an Additional Receivables Financing Facility which allows for additional borrowings of up to $100 million, increasing the Company’s total borrowing capacity to $280 million, using receivables as collateral. Both facilities are accounted for as secured borrowings and bear interest at a variable rate. As of September 28, 2019, the facilities had an average interest rate of 2.95%, and the Company’s Consolidated Balance Sheets included $439 million of receivables that were pledged, of which $236 million had been borrowed against. All borrowings under the facilities were denominated in U.S. Dollars. The Receivable Financing Facility will mature on March 29, 2021 and the Additional Receivables Financing Facility will mature on May 18, 2020.

Both the Revolving Credit Facility and Receivables Financing Facilities include terms and conditions that limit the incurrence of additional borrowings and require that certain financial ratios be maintained at designated levels. As of September 28, 2019, the Company was in compliance with all debt covenants.

See Note 8, Long-Term Debt in the Notes to Consolidated Financial Statements for further details.

Receivables Factoring
In addition to the Company’s borrowing arrangements described above, the Company has entered into Receivables Factoring arrangements. The first arrangement was entered into in December 2018, and a second arrangement was entered into in September 2019 under similar terms as the first. Under the Receivables Factoring arrangements, the Company sells certain EMEA-originated receivables to banks in exchange for cash without maintaining a beneficial interest in the receivables sold. At any time, the banks’ purchase of eligible receivables is subject to a maximum of $125 million of uncollected receivables. Transactions under the Receivables Factoring arrangements are accounted for as sales under ASC 860, Transfers and Servicing of Financial Assets with related cash flows reflected in operating cash flows. As of September 28, 2019 and December 31, 2018 there were $70 million and $33 million, respectively, of uncollected receivables that have been sold and removed from the Company’s Consolidated Balance Sheet. The Company may enter into additional Receivables Factoring arrangements in the future in order to provide additional liquidity.

Share Repurchases
On July 26, 2019, the Company’s Board of Directors authorized a share repurchase program for up to an aggregate amount of $1 billion of its outstanding shares of common stock.  The new share repurchase program supersedes the Company’s prior share repurchase program, which was authorized in November 2011.  The new share repurchase program does not have a stated expiration date.  The level of the Company’s repurchases depends on a number of factors, including its financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors its management may deem relevant. The timing, volume and nature of repurchases are subject to market conditions, applicable securities laws and other factors and may be amended, suspended or discontinued at any time. Repurchases may be effected from time to time through open market purchases, including pursuant to a pre-set trading plan meeting the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934. During the three months ended September 28, 2019 the Company repurchased 101,062 shares of common stock for $20 million.

Significant Customers

The Net sales to significant customers as a percentage of the Company’s total Net sales, by segment, were as follows:

	Nine Months Ended
	September 28, 2019			September 29, 2018
	AIT	EVM	Total	AIT	EVM	Total
Customer A	5.5%	13.1%	18.6%	6.2%	14.0%	20.2%
Customer B	4.8%	9.1%	13.9%	5.5%	9.9%	15.4%
Customer C	6.3%	10.2%	16.5%	6.1%	7.6%	13.7%

As of September 28, 2019, the Company had three customers that each accounted for more than 10% of outstanding accounts receivable. These customers accounted for 20.2%, 10.1%, and 22.6% of outstanding accounts receivable, respectively. No other customer accounted for more than 10% or more of total Net sales during these periods. All three of the above customers are distributors of the Company’s products and not end users.

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
There were no material changes in the Company’s market risk during the quarter ended September 28, 2019. For additional information on market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in the Annual Report on Form 10-K for the year ended December 31, 2018.

Item 4.	Controls and Procedures

Management’s Report on Disclosure Controls

Our management is responsible for establishing and maintaining adequate disclosure controls as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the

SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management assessed the effectiveness of our disclosure controls as of September 28, 2019. Based on this assessment and those criteria, our management believes that, as of September 28, 2019, our disclosure controls are effective.

Changes in Internal Controls over Financial Reporting
During the quarter ended September 28, 2019, there have been no changes in our internal controls that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The impact of changes in customs duties and trade policies in the United States and corresponding actions by other countries in which the Company does business could adversely affect our financial performance. The U.S. government has imposed customs duties on various imports from China that are intended to address trade imbalances. These actions will result in increased customs duties and will likely result in the renegotiation of some U.S. trade agreements. In response to such actions, China has instituted customs duties on certain U.S. goods. Other governments could also institute customs duties on U.S. goods similar to China’s actions in response to the U.S. government’s customs duties. The Company currently imports a significant percentage of our products into the U.S. and China, and an increase in customs duties with respect to these imports could negatively impact the Company’s financial performance. The Company commenced efforts to diversify its product sourcing footprint in order to reduce its reliance on Chinese-based manufacturing and mitigate the impacts of related customs duties. Failure to effectively manage transition activities associated with product sourcing diversification may negatively impact our results of operations and financial performance. Such customs duties also may cause the U.S.’ trading partners, other than China, to take actions with respect to U.S. imports or U.S. investment activities in their respective countries. Any potential changes in trade policies in the U.S. and the potential corresponding actions by other countries in which the Company does business could adversely affect the Company’s financial performance.

Final assembly of certain of our products is performed by third-party electronics manufacturers. We may be dependent on these third-party electronics manufacturers as a sole-source of supply for the manufacture of such products. A failure by such manufacturers to provide manufacturing services to us as we require, or any disruption in such manufacturing services up to and including a catastrophic shut-down, may adversely affect our business results. Because we rely on these third-party electronics manufacturers to manufacture our products, we may incur increased business continuity risks. We are not able to exercise direct control over the assembly or related operations of certain of our products. If these third-party manufacturers experience business difficulties or fail to meet our manufacturing needs, then we may be unable to satisfy customer product demands, lose sales, and be unable to maintain customer relationships. Longer production lead times may result in shortages of certain products and inadequate inventories during periods of unanticipated higher demand. Without such third parties continuing to manufacture our products, we may have no other means of final assembly of certain of our products until we are able to secure the manufacturing capability at another facility or develop an alternative manufacturing facility. This transition could be costly and time consuming. From time to time we may diversify our product sourcing footprint, similar to the actions we are currently taking with our efforts to reduce our reliance on China-based manufacturing, which may increase these risks.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information with respect to repurchases of the Company’s common stock for the three months ended September 28, 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (1)
June 30, 2019 - July 27, 2019	—	$—	—	$1,000
July 28, 2019 - August 24, 2019	76,500	195.26	76,500	985
August 25, 2019 - September 28, 2019	24,562	201.95	24,562	980
Total	101,062		101,062

(1)
On July 26, 2019, the Company’s Board of Directors authorized a share repurchase program for up to an aggregate amount of $1 billion of its outstanding shares of common stock. The new share repurchase program supersedes the Company’s prior share repurchase program, which was authorized in November 2011 and under which the Company had not repurchased any shares. Repurchases may be effected from time to time through open market purchases, including pursuant to a pre-set trading plan meeting the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934. As of September 28, 2019, the remaining amount authorized for repurchases under program, which does not have a stated expiration date, was approximately $980 million.

Item 6.	Exhibits

10.1
Amendment No. 2, dated August 9, 2019, to the Amended and Restated Credit Agreement of July 26, 2017 (originally dated as of October 27, 2014 and amended by Amendment No. 1 dated May 31, 2018), by and among, Zebra, the lenders party thereto, JPMorgan Chase Bank, N.A.

10.2
Conformed Amended and Restated Credit Agreement, dated July 26, 2017 (originally dated as of October 27, 2014 and amended by Amendment No. 1 dated May 31, 2018 and Amendment No. 2 dated August 9, 2019), by and among Zebra, the lenders party thereto, JPMorgan Chase Bank, N.A.

10.3	Master Non-Recourse Receivables Purchase Agreement dated September 17, 2019 among Zebra Technologies Europe Limited, Zebra Technologies Corporation, and BNP Paribas Commercial Finance Limited

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial information from Zebra Technologies Corporation Quarterly Report on Form 10-Q, for the quarter ended September 28, 2019, formatted in Inline XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements. The instance document does not appear in the interactive data file because XBRL tags are embedded in the Inline XBRL document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2019, formatted in Inline XBRL (included in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZEBRA TECHNOLOGIES CORPORATION

Date: October 29, 2019	By:	/s/ Anders Gustafsson
Anders Gustafsson
Chief Executive Officer

Date: October 29, 2019	By:	/s/ Olivier Leonetti
Olivier Leonetti
Chief Financial Officer