Form 10-Q
period 2020-03-28
ZEBRA TECHNOLOGIES CORP
filed 2020-04-28
CIK 877212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒
As of April 21, 2020, there were 53,091,564 shares of Class A Common Stock, $.01 par value, outstanding.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
QUARTER ENDED MARCH 28, 2020

PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements
ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	March 28, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$24	$30
Accounts receivable, net of allowances for doubtful accounts of $2 million as of March 28, 2020 and December 31, 2019	500	613
Inventories, net	443	474
Income tax receivable	36	32
Prepaid expenses and other current assets	48	46
Total Current assets	1,051	1,195
Property, plant and equipment, net	257	259
Right-of-use lease assets	102	107
Goodwill	2,618	2,622
Other intangibles, net	258	275
Deferred income taxes	129	127
Other long-term assets	125	126
Total Assets	$4,540	$4,711
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$230	$197
Accounts payable	447	552
Accrued liabilities	280	379
Deferred revenue	252	238
Income taxes payable	28	38
Total Current liabilities	1,237	1,404
Long-term debt	1,167	1,080
Long-term lease liabilities	95	100
Long-term deferred revenue	226	221
Other long-term liabilities	88	67
Total Liabilities	2,813	2,872
Stockholders’ Equity:
Preferred stock, $.01 par value; authorized 10,000,000 shares; none issued	—	—
Class A common stock, $.01 par value; authorized 150,000,000 shares; issued 72,151,857 shares	1	1
Additional paid-in capital	346	339
Treasury stock at cost, 19,086,234 and 18,148,925 shares as of March 28, 2020 and December 31, 2019, respectively	(890)	(689)
Retained earnings	2,321	2,232
Accumulated other comprehensive loss	(51)	(44)
Total Stockholders’ Equity	1,727	1,839
Total Liabilities and Stockholders’ Equity	$4,540	$4,711
See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share data)
(Unaudited)

	Three Months Ended
	March 28, 2020	March 30, 2019
Net sales:
Tangible products	$901	$924
Services and software	151	142
Total Net sales	1,052	1,066
Cost of sales:
Tangible products	486	471
Services and software	93	94
Total Cost of sales	579	565
Gross profit	473	501
Operating expenses:
Selling and marketing	122	122
Research and development	105	111
General and administrative	74	76
Amortization of intangible assets	16	28
Acquisition and integration costs	1	4
Exit and restructuring costs	4	1
Total Operating expenses	322	342
Operating income	151	159
Other expenses:
Foreign exchange loss	(3)	(3)
Interest expense, net	(45)	(24)
Other, net	—	(1)
Total Other expenses, net	(48)	(28)
Income before income tax	103	131
Income tax expense	14	16
Net income	$89	$115
Basic earnings per share	$1.66	$2.14
Diluted earnings per share	$1.65	$2.12
See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended
	March 28, 2020	March 30, 2019
Net income	$89	$115
Other comprehensive income, net of tax:
Changes in unrealized gains and losses on anticipated sales hedging transactions	2	4
Foreign currency translation adjustment	(9)	—
Comprehensive income	$82	$119
See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except share data)
(Unaudited)

	Three Months Ended March 28, 2020
	Class A Common Stock Shares	Class A Common Stock Value	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2019	54,002,932	$1	$339	$(689)	$2,232	$(44)	$1,839
Issuances of treasury shares related to share based-compensation plans, net of forfeitures	15,792	—	—	—	—	—	—
Shares withheld to fund withholding tax obligations related to share-based compensation plans	(4,361)	—	—	(1)	—	—	(1)
Share-based compensation	—	—	7	—	—	—	7
Repurchases of common stock	(948,740)	—	—	(200)	—	—	(200)
Net income	—	—	—	—	89	—	89
Changes in unrealized gains and losses on anticipated sales hedging transactions (net of income taxes)	—	—	—	—	—	2	2
Foreign currency translation adjustment	—	—	—	—	—	(9)	(9)
Balance at March 28, 2020	53,065,623	$1	$346	$(890)	$2,321	$(51)	$1,727

	Three Months Ended March 30, 2019
	Class A Common Stock Shares	Class A Common Stock Value	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2018	53,871,184	$1	$294	$(613)	$1,688	$(35)	$1,335
Issuances of treasury shares related to share based-compensation plans, net of forfeitures	110,382	—	1	3	—	—	4
Shares withheld to fund withholding tax obligations related to share-based compensation plans	(5,829)	—	—	(1)	—	—	(1)
Share-based compensation	—	—	10	—	—	—	10
Net income	—	—	—	—	115	—	115
Changes in unrealized gains and losses on anticipated sales hedging transactions (net of income taxes)	—	—	—	—	—	4	4
Balance at March 30, 2019	53,975,737	$1	$305	$(611)	$1,803	$(31)	$1,467

See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended
	March 28, 2020	March 30, 2019
Cash flows from operating activities:
Net income	$89	$115
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34	47
Amortization of debt issuance costs and discounts	1	1
Share-based compensation	7	10
Deferred income taxes	(2)	(10)
Unrealized loss on forward interest rate swaps	34	8
Other, net	(1)	1
Changes in operating assets and liabilities:
Accounts receivable, net	108	28
Inventories, net	33	23
Other assets	(4)	(10)
Accounts payable	(109)	(97)
Accrued liabilities	(87)	(94)
Deferred revenue	19	18
Income taxes	(16)	2
Other operating activities	2	—
Net cash provided by operating activities	108	42
Cash flows from investing activities:
Purchases of property, plant and equipment	(13)	(15)
Acquisition of businesses, net of cash acquired	—	(179)
Proceeds from sale of long-term investments	—	10
Purchases of long-term investments	(2)	—
Net cash used in investing activities	(15)	(184)
Cash flows from financing activities:
Payments of long-term debt	(36)	(37)
Proceeds from issuance of long-term debt	157	183
Payments for repurchases of common stock	(200)	—
Net payments related to share-based compensation plans	(1)	3
Change in unremitted cash collections from servicing factored receivables	(22)	12
Other financing activities	4	—
Net cash (used in) provided by financing activities	(98)	161
Effect of exchange rate changes on cash	(1)	(2)
Net (decrease) increase in cash and cash equivalents	(6)	17
Cash and cash equivalents at beginning of period	30	44
Cash and cash equivalents at end of period	$24	$61
Supplemental disclosures of cash flow information:
Income taxes paid	$30	$22
Interest paid	$9	$16
See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 Description of Business and Basis of Presentation

Zebra Technologies Corporation and its subsidiaries (“Zebra” or the “Company”) is a global leader providing innovative Enterprise Asset Intelligence solutions in the automatic identification and data capture solutions industry. We design, manufacture, and sell a broad range of products that capture and move data. We also provide a full range of services, including maintenance, technical support, repair, and managed services, including cloud-based subscriptions. End-users of our products and services include those in retail and e-commerce, transportation and logistics, manufacturing, healthcare, hospitality, warehouse and distribution, energy and utilities, and education industries around the world. We provide our products and services globally through a direct sales force and an extensive network of channel partners.

Management prepared these unaudited interim consolidated financial statements according to the rules and regulations of the Securities and Exchange Commission for interim financial information and notes. As permitted under Article 10 of Regulation S-X and the instructions of Form 10-Q, these consolidated financial statements do not include all the information and notes required by United States Generally Accepted Accounting Principles (“GAAP”) for complete financial statements, although management believes that the disclosures made are adequate to make the information not misleading. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

In the opinion of the Company, these interim financial statements include all adjustments (of a normal, recurring nature) necessary to fairly present its Consolidated Balance Sheet as of March 28, 2020, the Consolidated Statements of Operations, Comprehensive Income, and Stockholders’ Equity for the three months ended March 28, 2020 and March 30, 2019, and the Consolidated Statements of Cash Flows for the three months ended March 28, 2020 and March 30, 2019. These results, however, are not necessarily indicative of the results expected for the full fiscal year ending December 31, 2020.

Note 2 Significant Accounting Policies

Recently Adopted Accounting Pronouncements

On January 1, 2020, the Company adopted Accounting Standards Update (“ASU”) 2016-13, Financial Instruments-Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. It replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. With respect to the Company’s financial assets, including trade receivables and contract assets, a cumulative effect transition approach was applied. In order to determine the transition impact of ASU 2016-13, the Company considered historical loss experience, the short duration of its trade receivables and durations of other financial assets, and expectations of the future economic environment.  The adoption of ASU 2016-13 did not have a significant impact to the Company’s financial statements upon transition or for the three months ended March 28, 2020.

Recently Issued Accounting Pronouncements Not Yet Adopted

In March 2020, the Financial Accounting Standards Board issued ASU 2020-04, Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). Subject to meeting certain criteria, ASU 2020-04 provides optional expedients and exceptions to applying contract modification accounting under existing generally accepted accounting principles, for contracts that are modified to address the expected phase out of the London Inter-bank Offered Rate (“LIBOR”) by the end of 2021. Some of the Company’s contracts with respect to its borrowings and interest rate swap contracts already contain comparable alternative reference rates that would automatically take effect upon the phasing out of LIBOR, while for others, the Company anticipates negotiating comparable replacement rates with its counterparties.  At this stage of its contract assessment, the Company does not expect ASU 2020-04 to have a material impact to its financial statements.

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

Disaggregation of Revenue
The following table presents our Net sales disaggregated by category for each of our segments, Asset Intelligence & Tracking (“AIT”) and Enterprise Visibility & Mobility (“EVM”), for the three months ended March 28, 2020 and March 30, 2019 (in millions):

	March 28, 2020			March 30, 2019
Segment	Tangible Products	Services and Software	Total	Tangible Products	Services and Software	Total
AIT	$333	$38	$371	$320	$37	$357
EVM	568	113	681	604	105	709
Total	$901	$151	$1,052	$924	$142	$1,066

In addition, refer to Note 15, Segment Information & Geographic Data for Net sales to customers by geographic region.

Performance Obligations
The Company’s remaining obligations that are greater than one year in duration relate primarily to repair and support services. The aggregated transaction price allocated to remaining performance obligations related to these types of service arrangements, inclusive of deferred revenue, was $732 million and $724 million as of March 28, 2020 and December 31, 2019, respectively. On average, remaining performance obligations as of March 28, 2020 and December 31, 2019 are expected to be recognized over a period of approximately two years.

Contract Balances
Progress on satisfying performance obligations under contracts with customers is recorded on the Consolidated Balance Sheets in Accounts receivable, net for billed revenues. Progress on satisfying performance obligations under contracts with customers related to unbilled revenues (“contract assets”) is reflected on the Consolidated Balance Sheets as Prepaid expenses and other current assets for revenues expected to be billed within the next 12 months, and Other long-term assets for revenues expected to be billed thereafter. The total closing contract asset balances were $8 million as of March 28, 2020 and December 31, 2019. These contract assets result from timing differences between the billing and delivery schedules of products, services and software, as well as the impact from the allocation of the transaction price among performance obligations for contracts that include multiple performance obligations. Contract assets are evaluated for impairment and no impairment losses have been recognized during the three months ended March 28, 2020 and March 30, 2019.

Deferred revenue on the Consolidated Balance Sheets consist of payments and billings in advance of our performance. The combined short-term and long-term deferred revenue balances were $478 million and $459 million as of March 28, 2020 and December 31, 2019, respectively. During the three months ended March 28, 2020 and March 30, 2019 the Company recognized $73 million and $70 million in revenue, respectively, which was previously included in the beginning balance of deferred revenue.

Note 4 Inventories

The components of Inventories, net are as follows (in millions):

	March 28, 2020	December 31, 2019
Raw material	$122	$128
Work in process	5	4
Finished goods	316	342
Total inventories, net	$443	$474

Note 5 Business Acquisitions
During the first quarter of 2020, the Company finalized the purchase price allocations related to its February 21, 2019 acquisition of Temptime Corporation (“Temptime”), May 31, 2019 acquisition of Profitect, Inc. (“Profitect”), and November 5,

2019 acquisition of Cortexica Vision Systems Limited. In conjunction therewith, the Company did not record any significant measurement period adjustments.

Note 6 Exit and Restructuring Costs
In the fourth quarter of 2019, the Company committed to certain organizational changes designed to generate operational efficiencies (collectively referred to as the “2019 Productivity Plan”).  The organizational design changes under the 2019 Productivity Plan will principally occur within the North America and Europe, Middle East, and Africa (“EMEA”) regions, relate primarily to employee severance and related benefits, and are expected to be substantially completed in fiscal 2020.  Exit and restructuring charges for the 2019 Productivity Plan were $4 million during the quarter ended March 28, 2020, and $12 million cumulatively through the quarter ended March 28, 2020. Estimated remaining costs to be incurred in fiscal 2020 under the 2019 Productivity Plan are expected to be up to $6 million.

As of March 28, 2020, the Company’s total remaining obligations under its exit and restructuring programs were $7 million, which are expected to be mostly settled within the next year and are reflected within Accrued liabilities on the Consolidated Balance Sheets.

Note 7 Fair Value Measurements

Financial assets and liabilities are measured using inputs from three levels of the fair value hierarchy in accordance with Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into the following three broad levels:

•
Level 1: Quoted prices in active markets that are accessible at the measurement date for identical assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs (e.g. U.S. Treasuries and money market funds).

•	Level 2: Observable prices that are based on inputs not quoted on active markets but corroborated by market data.

•	Level 3: Unobservable inputs are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs.
In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs to the extent possible. In addition, the Company considers counterparty credit risk in the assessment of fair value.
The Company’s financial assets and liabilities carried at fair value as of March 28, 2020, are classified below (in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange contracts (1)	$—	$6	$—	$6
Money market investments related to the deferred compensation plan	21	—	—	21
Total Assets at fair value	$21	$6	$—	$27
Liabilities:
Foreign exchange contracts (1)	$1	$—	$—	$1
Forward interest rate swap contracts (2)	—	48	—	48
Liabilities related to the deferred compensation plan	21	—	—	21
Total Liabilities at fair value	$22	$48	$—	$70
The Company’s financial assets and liabilities carried at fair value as of December 31, 2019, are classified below (in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange contracts (1)	$—	$3	$—	$3
Money market investments related to the deferred compensation plan	24	—	—	24
Total Assets at fair value	$24	$3	$—	$27
Liabilities:
Forward interest rate swap contracts (2)	$—	$13	$—	$13
Liabilities related to the deferred compensation plan	24	—	—	24
Total Liabilities at fair value	$24	$13	$—	$37

(1)	The fair value of the foreign exchange contracts is calculated as follows:

a.	Fair value of regular forward contracts associated with forecasted sales hedges is calculated using the period-end exchange rate adjusted for current forward points.

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

Note 8 Derivative Instruments

In the normal course of business, the Company is exposed to global market risks, including the effects of changes in foreign currency exchange rates and interest rates. The Company uses derivative instruments to manage its exposure to such risks and may elect to designate certain derivatives as hedging instruments under ASC Topic 815, Derivatives and Hedging (“ASC 815”). The Company formally documents all relationships between designated hedging instruments and hedged items as well as its risk management objectives and strategies for undertaking hedge transactions. The Company does not hold or issue derivatives for trading or speculative purposes.
In accordance with ASC 815, the Company recognizes derivative instruments as either assets or liabilities on the Consolidated Balance Sheets and measures them at fair value. The following table presents the fair value of its derivative instruments (in millions):

	Asset (Liability)
		Fair Values as of
	Balance Sheet Classification	March 28, 2020	December 31, 2019
Derivative instruments designated as hedges:
Foreign exchange contracts	Prepaid expenses and other current assets	$6	$3
Total derivative instruments designated as hedges		$6	$3

Derivative instruments not designated as hedges:
Foreign exchange contracts	Accrued liabilities	$(1)	$—
Forward interest rate swaps	Accrued liabilities	(15)	(5)
Forward interest rate swaps	Other long-term liabilities	(33)	(8)
Total derivative instruments not designated as hedges		$(49)	$(13)
Total net derivative liability		$(43)	$(10)

The following table presents the losses from changes in fair values of derivatives that are not designated as hedges (in millions):

	Losses Recognized in Income
		Three Months Ended
	Statements of Operations Classification	March 28, 2020	March 30, 2019
Derivative instruments not designated as hedges:
Foreign exchange contracts	Foreign exchange loss	$(1)	$(2)
Forward interest rate swaps	Interest expense, net	(35)	(8)
Total loss recognized in income		$(36)	$(10)

Activities related to derivative instruments are reflected within Net cash provided by operating activities on the Consolidated Statements of Cash Flows.

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

The Company’s master netting and other similar arrangements with the respective counterparties allow for net settlement under certain conditions, which are designed to reduce credit risk by permitting net settlement with the same counterparty. We present the assets and liabilities of our derivative financial instruments, for which we have net settlement agreements in place, on a net basis on the Consolidated Balance Sheets. If the derivative financial instruments had been presented gross on the Consolidated Balance Sheets, the asset and liability positions each would have been increased by $2 million and $3 million as of March 28, 2020 and December 31, 2019, respectively.

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

The Company manages the exchange rate risk of anticipated Euro-denominated sales using forward contracts, which typically mature within twelve months of execution. The Company designates these derivative contracts as cash flow hedges. Unrealized gains and losses on these contracts are deferred in Accumulated other comprehensive income (loss) (“AOCI”) on the Consolidated Balance Sheets until the contract is settled and the hedged sale is realized. The realized gain or loss is then recorded as an adjustment to Net sales on the Consolidated Statements of Operations. Realized gains reclassified to Net sales were $8 million and $11 million for the three months ended March 28, 2020 and March 30, 2019, respectively.  As of March 28, 2020, and December 31, 2019, the notional amounts of the Company’s foreign exchange cash flow hedges were €545 million and €564 million, respectively. The Company has reviewed its cash flow hedges for effectiveness and determined they are highly effective.

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

	March 28, 2020		December 31, 2019
Notional balance of outstanding contracts:
British Pound/U.S. Dollar		£13		£14
Euro/U.S. Dollar		€53		€36
Canadian Dollar/U.S. Dollar	C$	2	C$	1
Australian Dollar/U.S. Dollar	A$	9	A$	42
Japanese Yen/U.S. Dollar		¥148		¥264
Singapore Dollar/U.S. Dollar	S$	19	S$	19
Mexican Peso/U.S. Dollar	Mex$	107	Mex$	115
Chinese Yuan/U.S. Dollar		¥43	¥
South African Rand/U.S. Dollar	R	38	R	42
Net fair value of liabilities of outstanding contracts		$1		$—

The Company’s use of non-designated forward contracts to manage Euro currency exposure is limited, as Euro-denominated borrowings under the Revolving Credit Facility naturally hedge part of such risk. See Note 9, Long-Term Debt for further discussion of Euro-denominated borrowings.

Interest Rate Risk Management
The Company’s debt consists of borrowings under a term loan (“Term Loan A”), Revolving Credit Facility and Receivables Financing Facilities, which bear interest at variable rates plus applicable margins. As a result, the Company is exposed to market risk associated with the variable interest rate payments on these borrowings. See Note 9, Long-Term Debt for further details about these borrowings.

The Company manages its exposure to changes in interest rates by utilizing interest rate swaps to hedge this exposure and to achieve a desired proportion of fixed versus floating-rate debt, based on current and projected market conditions.

In December 2017, the Company entered into a long-term forward interest rate swap agreement with a notional amount of $800 million to lock into a fixed LIBOR interest rate base for its debt facilities, subject to monthly interest payments. Under the terms of the agreement, $800 million in variable-rate debt will be swapped for a fixed interest rate with net settlement terms due effective starting in December 2018 and ending in December 2022. During the third quarter of 2019, the Company entered into additional long-term forward interest rate swap agreements with a total notional amount of $800 million, containing net settlements effective starting in December 2022 and ending in August 2024. The additional interest rate swap agreements effectively extend the risk management initiative of the Company to coincide with the maturities of Term Loan A and the Revolving Credit Facility. The Company’s interest rate swaps are not designated as hedges and changes in fair value are recognized immediately as Interest expense, net on the Consolidated Statements of Operations.

Note 9 Long-Term Debt

The following table shows the carrying value of the Company’s debt (in millions):

	March 28, 2020	December 31, 2019
Term Loan A	$917	$917
Revolving Credit Facility	258	103
Receivables Financing Facilities	230	266
Total debt	$1,405	$1,286
Less: Debt issuance costs	(5)	(6)
Less: Unamortized discounts	(3)	(3)
Less: Current portion of debt	(230)	(197)
Total long-term debt	$1,167	$1,080

As of March 28, 2020, the future maturities of debt, excluding debt discounts and issuance costs, were as follows (in millions):

2020	$100
2021	160
2022	56
2023	81
2024	1,008
Total future debt maturities	$1,405

All borrowings as of March 28, 2020 were denominated in U.S. Dollars, except for €92 million under the Revolving Credit Facility that was borrowed in Euros.

The estimated fair value of the Company’s debt approximated $1.3 billion as of March 28, 2020 and December 31, 2019. These fair value amounts, developed based on inputs classified as Level 2 within the fair value hierarchy, represent the estimated value at which the Company’s lenders could trade its debt within the financial markets and does not represent the settlement value of these debt liabilities to the Company. The fair value of the debt will continue to vary each period based on a number of factors including fluctuations in market interest rates, as well as changes to the Company’s credit ratings.

Credit Facilities
The principal on Term Loan A is due in quarterly installments, with the next quarterly installment due in June 2021 and the majority due upon its August 9, 2024 maturity. The Company may make prepayments against Term Loan A, in whole or in part, without premium or penalty. The Company would be required to prepay certain outstanding amounts in the event of certain circumstances or transactions. As of March 28, 2020, the Term Loan A interest rate was 2.27%. Interest payments are made monthly and are subject to variable rates plus an applicable margin.

The Revolving Credit Facility is available for working capital and other general corporate purposes, including letters of credit. As of March 28, 2020, the Company had letters of credit totaling $5 million, which reduced funds available for borrowings under the agreement from $1 billion to $995 million. As of March 28, 2020, the Revolving Credit Facility had an average interest rate of 1.83%. Interest payments are made monthly and are subject to variable rates plus an applicable margin. All remaining principal is due upon the Revolving Credit Facility’s maturity on August 9, 2024.

Receivables Financing Facilities
The Company has two Receivables Financing Facilities with financial institutions carrying total borrowing limits of up to $280 million. As collateral, the Company pledges perfected first-priority security interests in its U.S. domestically originated accounts receivable. The Company has accounted for transactions under its Receivables Financing Facilities as secured borrowings.

As of March 28, 2020, the Company’s Consolidated Balance Sheets included $507 million of receivables that were pledged under the two Receivables Financing Facilities. As of March 28, 2020, $230 million had been borrowed, all of which was classified as current. Borrowings under the Receivables Financing Facilities bear interest at a variable rate plus an applicable margin. As of March 28, 2020, the Receivables Financing Facilities had an average interest rate of 1.85%. Interest is paid on these borrowings on a monthly basis.

The Company’s first Receivables Financing Facility, which was originally entered into in December 2017 and was amended in May 2019, allows for borrowings of up to $180 million and will mature on March 29, 2021. The Company’s second Receivable Financing Facility, which was entered into in May 2019, allows for borrowings of up to $100 million and will mature on May 18, 2020.

Both the Revolving Credit Facility and Receivables Financing Facilities include terms and conditions that limit the incurrence of additional borrowings and require that certain financial ratios be maintained at designated levels.

The Company uses interest rate swaps to manage the interest rate risk associated with its debt. See Note 8, Derivative Instruments for further information.

As of March 28, 2020, the Company was in compliance with all debt covenants.

Note 10 Commitments and Contingencies

Warranties

The following table is a summary of the Company’s accrued warranty obligations, which are included in Accrued liabilities on the Consolidated Balance Sheets (in millions):

	Three Months Ended
	March 28, 2020	March 30, 2019
Balance at the beginning of the period	$21	$22
Warranty expense	8	7
Warranties fulfilled	(7)	(6)
Balance at the end of the period	$22	$23

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

Note 11 Income Taxes

The Company’s effective tax rate for the three months ended March 28, 2020 was 13.6%. The variance from the 21% federal statutory rate was attributable to the benefits of share-based compensation deductions, lower tax rates on foreign earnings and U.S. tax credits.

The Company’s effective tax rate for the three months ended March 30, 2019 was 12.2%. The variance from the 21% federal statutory rate was attributable to the benefits of lower tax rates on foreign earnings and U.S. tax credits. These benefits were partially offset by the impacts of foreign earnings taxes in the U.S. and deemed royalties taxed in the U.S. The Company’s effective tax rate also benefited from certain discrete items.

On March 27, 2020, the President of the United States signed into tax law the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”). The Company does not believe any of the provisions will be relevant to our 2020 effective tax rate. Management will continue to monitor developments and guidance on the CARES Act and other coronavirus tax relief throughout the world for any potential impacts.

The Company earns a significant amount of its operating income outside of the U.S. Pre-tax earnings outside the U.S. are primarily generated in the United Kingdom, Singapore, and Luxembourg, with statutory rates of 19%, 17%, and 25%, respectively. The Company has received an incentivized tax rate by the Singapore Economic Development Board, which reduces the income tax rate to 10.5% from the statutory rate of 17%, and is effective for calendar years 2019 to 2023. The Company has committed to making additional investments in Singapore over the period 2019 to 2022. However, should the Company not make these investments in accordance with the agreement, any incentive benefit would have to be repaid to the Singapore tax authorities.

The Company is not permanently reinvested with respect to its U.S. directly-owned foreign subsidiaries. For periods after 2017, the Company is subject to U.S. income tax on substantially all foreign earnings under the Global Intangible Low-Taxed Income provisions of the Tax Cuts and Jobs Act enacted in December 2017 (the “Act”), while any remaining foreign earnings are eligible for a dividends received deduction under the Act. As a result, future repatriations of earnings will no longer be subject to U.S. income tax but may be subject to currency translation gains or losses. Additionally, gains and losses on any future taxable dispositions of U.S.-owned foreign affiliates continue to be subject to U.S. tax.

Quarterly, management evaluates all jurisdictions based on historical pre-tax earnings and taxable income to determine the need for valuation allowances. Based on this analysis, a valuation allowance has been recorded for any jurisdictions where, in the Company’s judgment, tax benefits are not expected to be realized.

Uncertain Tax Positions

The Company is currently undergoing U.S. federal income tax audits for the tax years 2016 and 2017. Also, fiscal years 2004 through 2018 remain open to examination by multiple foreign and U.S. state taxing jurisdictions. As of March 28, 2020, no significant uncertain tax positions are expected to be settled within the next twelve months. Due to uncertainties in any tax audit or litigation outcome, the Company’s estimates of the ultimate settlements of uncertain tax positions may change and the actual tax benefits may differ significantly from estimates.

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

Earnings per share (in millions, except share data):

	Three Months Ended
	March 28, 2020	March 30, 2019
Basic:
Net income	$89	$115
Weighted-average shares outstanding	53,760,873	53,905,426
Basic earnings per share	$1.66	$2.14

Diluted:
Net income	$89	$115
Weighted-average shares outstanding	53,760,873	53,905,426
Dilutive shares	557,171	649,442
Diluted weighted-average shares outstanding	54,318,044	54,554,868
Diluted earnings per share	$1.65	$2.12

Anti-dilutive options to purchase common shares are excluded from diluted earnings per share calculations. Anti-dilutive options consist primarily of stock appreciation rights with an exercise price greater than the average market closing price of the Class A Common Stock. There were 68,554 and 86,067 shares that were anti-dilutive for the three months ended March 28, 2020 and March 30, 2019, respectively.

Note 13 Accumulated Other Comprehensive Income (Loss)

Stockholders’ equity includes certain items classified as AOCI, including:

•
Unrealized gain on anticipated sales hedging transactions relates to derivative instruments used to hedge the exposure related to currency exchange rates for forecasted Euro sales. These hedges are designated as cash flow hedges, and the Company defers income statement recognition of gains and losses until the hedged transaction occurs. See Note 8, Derivative Instruments for more details.

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

The components of AOCI for the three months ended March 28, 2020 and March 30, 2019 are as follows (in millions):

	Unrealized gain on sales hedging	Foreign currency translation adjustments	Total
Balance at December 31, 2018	$12	$(47)	$(35)
Other comprehensive income before reclassifications	16	—	16
Amounts reclassified from AOCI(1)	(11)	—	(11)
Tax effect	(1)	—	(1)
Other comprehensive income, net of tax	4	—	4
Balance at March 30, 2019	$16	$(47)	$(31)

Balance at December 31, 2019	$2	$(46)	$(44)
Other comprehensive income (loss) before reclassifications	11	(9)	2
Amounts reclassified from AOCI(1)	(8)	—	(8)
Tax effect	(1)	—	(1)
Other comprehensive income (loss), net of tax	2	(9)	(7)
Balance at March 28, 2020	$4	$(55)	$(51)

(1) See Note 8, Derivative Instruments regarding timing of reclassifications to operating results.

Note 14 Accounts Receivable Factoring

The Company has entered into multiple Receivables Factoring arrangements, pursuant to which certain receivables are sold to banks in exchange for cash. Under these Receivables Factoring arrangements, the Company does not maintain any beneficial interest in the receivables sold. The banks’ purchase of eligible receivables is subject to a maximum amount of uncollected receivables. The Company services the receivables on behalf of the banks, but otherwise maintains no significant continuing involvement with respect to the receivables. Transactions under the Receivables Factoring arrangements are accounted for as sales under ASC Topic 860, Transfers and Servicing of Financial Assets with related cash flows reflected in Net cash provided by operating activities on the Consolidated Statements of Cash Flows. The Company’s Receivable Factoring arrangements allow for the factoring of up to $125 million of uncollected receivables originated from the EMEA region.

As of March 28, 2020 and December 31, 2019, there were a total of $80 million and $60 million, respectively, of uncollected receivables that had been sold and removed from the Company’s Consolidated Balance Sheets.

In its capacity as servicer of factored receivables, the Company had $11 million and $33 million of cash collections that were not yet remitted to banks as of March 28, 2020 and December 31, 2019, respectively. These amounts, whose use is not legally restricted, are included within Accrued liabilities on the Consolidated Balance Sheets. Changes in such unremitted cash collection liabilities are reflected within Net cash (used in) provided by financing activities on the Consolidated Statements of Cash Flows.

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

Financial information by segment is presented as follows (in millions):

	Three Months Ended
	March 28, 2020	March 30, 2019
Net sales:
AIT	$371	$357
EVM	681	709
Total Net sales	$1,052	$1,066
Operating income:
AIT(1)	$89	$92
EVM(1)	88	101
Total segment operating income	177	193
Corporate, eliminations(2)	(26)	(34)
Total Operating income	$151	$159

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

Information regarding the Company’s operations by geographic area is contained in the following table. Net sales amounts are attributed to geographic area based on customer location. We manage our business based on regions rather than by individual countries.

Geographic data for Net sales is as follows (in millions):

	Three Months Ended
	March 28, 2020	March 30, 2019
North America	$519	$510
EMEA	388	376
Asia-Pacific	97	125
Latin America	48	55
Total Net sales	$1,052	$1,066

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
Zebra Technologies Corporation and its subsidiaries (“Zebra” or “Company”) is a global leader respected for innovative Enterprise Asset Intelligence (“EAI”) solutions in the automatic identification and data capture solutions industry. We design, manufacture, and sell a broad range of products that capture and move data, including: mobile computers; barcode scanners and imagers; radio frequency identification device (“RFID”) readers; specialty printers for barcode labeling and personal identification; real-time location systems; related accessories and supplies, such as self-adhesive labels and other consumables; and software utilities and applications. We also provide a full range of services, including maintenance, technical support, and repair, managed and professional services, including cloud-based subscriptions. End-users of our products and services include those in the retail and e-commerce, transportation and logistics, manufacturing, healthcare, hospitality, warehouse and distribution, energy and utilities, government and education enterprises around the world.

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

Recent Developments

Coronavirus Outbreak
In December 2019, a strain of the coronavirus surfaced in Wuhan, China. During the latter part of the first quarter of 2020, the virus spread rapidly across nearly every region of the world and was declared a pandemic by the World Health Organization in March 2020. In response, there have been a broad number of governmental and commercial impacts, including business slowdowns or shutdowns and significant travel restrictions. These events have resulted in significant declines in both global economic activity and financial market valuations.

Many of our supply chain partners in China, who temporarily suspended or modified their business operations beginning in January 2020, have since largely resumed operations. The spread of the virus has resulted in broad global business disruption, which impacted both our supply chain activities and customer demand. We serve a diverse mix of customers. Some of our customers have experienced significant declines or suspensions to their operations, whereas others have experienced increases in their business volume.

The federal, state, and local governments as well as foreign governments have imposed several protocols and regulations restricting the physical movement of individuals in an effort to limit the spread of the coronavirus. We have implemented a number of measures in an effort to protect our employees’ health and well-being, including having office workers work remotely, suspending employee travel, and withdrawing from certain industry events. As a result of concerns over the pandemic, we have experienced higher than normal employee absentee rates for employees who are unable to work from home. Distribution centers and repair centers have remained open, at varying capacity levels, to ensure continued support to our customers, many of whom provide essential goods and services to communities.

During the first quarter of 2020, Net sales were negatively impacted by the effects of the pandemic. We experienced supply chain disruptions including reduced access to products manufactured in China, restrictions on travel/transportation of goods and the temporary closure of a key distribution center supplying the Americas. In addition, we experienced declines in customer demand primarily in our Asia-Pacific region (principally within China).

During the first quarter, we considered the potential impacts of the coronavirus in qualitative impairment assessments of our long-lived assets, including goodwill and intangible assets, property, plant and equipment and right-of-use lease assets. We concluded that it is not more likely than not that any of our long-lived assets are impaired. Our analysis considered, among other factors:

•	the nature of our products and services as well as our position within our industry;

•	our highly variable cost structure; and

•	the assumption that the impact of the virus will be temporary, and the Company will continue generating positive operating cash flows over the long-term.

We also considered the adequacy of our capital resources, inclusive of available borrowing capacity on debt and other financing facilities; the results of our most recent quantitative goodwill impairment assessment, as disclosed in our Form 10-K for the year ended December 31, 2019; and that our market capitalization as of the end of the first quarter still far exceeded total net assets. Finally, while we may experience an increase in working capital levels, we do not anticipate a material impact to the realizability of current assets, such as accounts receivable or inventories, at this time.

The situation related to the coronavirus continues to be complex and rapidly evolving. There may be external developments, such as restrictions imposed by government authorities or guidance issued by public health authorities, that are beyond our control and may impact our operating plans. Parts of our business are experiencing operational disruption and customer demand impacts. We cannot reasonably estimate the duration of the pandemic or fully ascertain its impact to our 2020 operating results or cash flows. We currently expect that full year net sales, net income and cash flow will be lower than 2019 and we will take certain cost reduction actions to mitigate the impact to profitability and cash flow.

Product Sourcing Diversification Initiative
The Company commenced efforts in 2019 to diversify its product sourcing footprint to include sourcing products from Taiwan, Vietnam, and Malaysia, thereby reducing its reliance on Chinese-based manufacturing and the impacts of related customs duties (“tariffs”) on U.S imports from China.  In conjunction with this initiative, the Company has incurred total one-time costs of $10 million, including $5 million during the first quarter of 2020, which are primarily reflected within Operating expenses on the Consolidated Statements of Operations. The Company anticipates incurring additional one-time operating costs of up to $15 million, as well incremental equipment purchases of approximately $10 million, by the middle of fiscal year 2020. The operational disruption due to the coronavirus has lengthened our initial expectations, although we still expect to substantially complete these actions by the middle of fiscal year 2020. We expect these actions, along with certain U.S. pricing actions and based on improved economic and operating conditions, to substantially mitigate the ongoing financial impacts of Chinese tariffs.

Restructuring Programs
In the fourth quarter of 2019, the Company committed to certain organizational changes designed to generate operational efficiencies (collectively referred to as the “2019 Productivity Plan”).  The organizational design changes under the 2019 Productivity Plan will principally occur within the North America and EMEA regions, relate primarily to employee severance and related benefits, and are expected to be substantially completed in fiscal 2020.  Exit and restructuring charges for the 2019 Productivity Plan were $4 million during the quarter ended March 28, 2020, and are $12 million cumulatively through the quarter ended March 28, 2020. Estimated remaining costs to be incurred in fiscal 2020 under the 2019 Productivity Plan are expected to be up to $6 million. See Note 6, Exit and Restructuring Costs in the Notes to Consolidated Financial Statements.

Results of Operations

Consolidated Results of Operations
(in millions, except percentages)

The following tables present key statistics for the Company’s operations for the three ended March 28, 2020 and March 30, 2019, respectively:

	Three Months Ended
	March 28, 2020	March 30, 2019	$ Change	% Change
Net sales	$1,052	$1,066	$(14)	(1.3)%
Gross profit	473	501	(28)	(5.6)%
Gross margin	45.0%	47.0%		(200) bps
Operating expenses	322	342	(20)	(5.8)%
Operating income	$151	$159	$(8)	(5.0)%

Net sales to customers by geographic region were as follows (in millions, except percentages):

	Three Months Ended
	March 28, 2020	March 30, 2019	$ Change	% Change
North America	$519	$510	$9	1.8%
EMEA	388	376	12	3.2%
Asia-Pacific	97	125	(28)	(22.4)%
Latin America	48	55	(7)	(12.7)%
Total net sales	$1,052	$1,066	$(14)	(1.3)%

Operating expenses are summarized below (in millions, except percentages):

	Three Months Ended
	March 28, 2020	March 30, 2019	As a % of Net sales
			2020	2019
Selling and marketing	$122	$122	11.6%	11.4%
Research and development	105	111	10.0%	10.4%
General and administrative	74	76	7.0%	7.1%
Amortization of intangible assets	16	28	NM	NM
Acquisition and integration costs	1	4	NM	NM
Exit and restructuring costs	4	1	NM	NM
Total operating expenses	$322	$342	30.6%	32.1%

Consolidated Organic Net sales growth:

Three Months Ended
March 28, 2020
Reported GAAP Consolidated Net sales growth	(1.3)%
Adjustments:
Impact of foreign currency translation (1)	1.4%
Impact of acquisitions (2)	(0.9)%
Consolidated Organic Net sales growth	(0.8)%

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

(2)	For purposes of computing Organic Net sales growth, amounts directly attributable to business acquisitions are excluded for twelve months following their respective acquisition dates.

First quarter 2020 compared to first quarter 2019

Net sales decreased $14 million or 1.3% compared with the prior year, reflecting declines in both of our Asia-Pacific and Latin America regions, partially offset by growth in our EMEA and North America regions. Excluding the effects of acquisitions and unfavorable foreign currency changes, the decrease in Consolidated Organic Net sales was 0.8%, primarily due to lower sales of mobile computing and data capture products, which were partially offset by higher sales of printing products and support services. As discussed above, global supply chain disruption and customer demand declines resulting from the coronavirus pandemic negatively impacted Net sales. The supply chain disruption impacts were most pronounced in our North American mobile computing business, while customer demand declines primarily impacted our Asia-Pacific region (principally within China).

Gross margin decreased to 45.0% for the current quarter compared to 47.0% for the prior year. Gross margins were lower in both AIT and EVM reflecting the negative impacts of Chinese import tariffs, elevated freight costs associated with supply chain disruptions, and unfavorable business mix on tangible product sales. These declines were partially offset by productivity gains within our service and software offerings.

Operating expenses for the quarter ended March 28, 2020 and March 30, 2019, were $322 million and $342 million, or 30.6% and 32.1% of Net sales, respectively. As a percentage of Net sales, operating costs continue to trend favorably. The current year Operating expenses include lower intangible asset amortization expense as certain assets became fully amortized in late 2019, lower incentive-based compensation, and lower discretionary spending, partially offset by costs associated with the diversification of the Company’s product sourcing footprint and the inclusion of operating expenses associated with business acquisitions.

Operating income decreased 5.0% to $151 million for the current quarter compared to $159 million for the prior year. The decrease was due to lower Net sales and Gross profit, partially offset by the benefits of lower Operating expenses.

Total Other expenses, net was $48 million for the current quarter compared to $28 million for the prior year. The current year interest expense benefited from lower outstanding debt levels, which was more than offset by a $35 million loss on interest rate swaps compared to an $8 million loss in the prior year.

The Company’s effective tax rates for the three months ended March 28, 2020 and March 30, 2019 were 13.6% and 12.2%, respectively. The increase in the effective tax rate compared to the prior year was primarily due to lower discrete tax benefits.

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

Asset Intelligence & Tracking Segment (“AIT”)
(in millions, except percentages)

	Three Months Ended
	March 28, 2020	March 30, 2019	$ Change	% Change
Net sales	$371	$357	$14	3.9%
Gross profit	181	184	(3)	(1.6)%
Gross margin	48.8%	51.5%		(270) bps
Operating expenses	92	92	—	—%
Operating income	$89	$92	$(3)	(3.3)%

AIT Organic Net sales growth:

Three Months Ended
March 28, 2020
AIT Reported GAAP Net sales growth	3.9%
Adjustments:
Impact of foreign currency translation (1)	1.2%
Impact of acquisition (2)	(1.9)%
AIT Organic Net sales growth	3.2%

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

(2)
For purposes of computing AIT Organic Net sales growth, amounts directly attributable to the acquisition of Temptime Corporation (“Temptime”) are excluded for twelve months following the February 21, 2019 acquisition date.

First quarter 2020 compared to first quarter 2019

Net sales for AIT increased $14 million or 3.9% compared to the prior year, including the impacts of the Temptime acquisition and unfavorable currency changes. AIT Organic Net sales growth of 3.2% was primarily due to increases in printing products in the North America and EMEA regions.

Gross margin decreased to 48.8% in the current period compared to 51.5% in the prior year, primarily due to the unfavorable impacts of Chinese import tariffs and elevated freight costs associated with supply chain disruptions.

Operating income for the current quarter decreased 3.3% primarily due to lower Gross profit despite an increase in Net sales.

Enterprise Visibility & Mobility Segment (“EVM”)
(in millions, except percentages)

	Three Months Ended
	March 28, 2020	March 30, 2019	$ Change	% Change
Net sales	$681	$709	$(28)	(3.9)%
Gross profit	293	318	(25)	(7.9)%
Gross margin	43.0%	44.9%		(190) bps
Operating expenses	205	217	(12)	(5.5)%
Operating income	$88	$101	$(13)	(12.9)%

EVM Organic Net sales growth:

Three Months Ended
March 28, 2020
EVM Reported GAAP Net sales growth	(3.9)%
Adjustments:
Impact of foreign currency translation (1)	1.5%
Impact of acquisitions (2)	(0.5)%
EVM Organic Net sales growth	(2.9)%

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

(2)
For purposes of computing EVM Organic Net sales growth, amounts directly attributable to the acquisitions of Profitect, Inc. and Cortexica Vision Systems Limited are excluded for twelve months following their respective acquisition dates of May 31, 2019 and November 5, 2019.

First quarter 2020 compared to first quarter 2019

Net sales for EVM decreased $28 million or 3.9% compared to prior year, including unfavorable foreign currency changes and the benefit of acquisitions. EVM Organic Net Sales decline of 2.9% was primarily due to lower sales of mobile computing products associated with coronavirus-induced supply chain disruption and customer demand declines, as well as lower sales of data capture products, which were partially offset by growth in support services.

Gross margin decreased to 43.0% in the current period compared to 44.9% in the prior year, primarily due to unfavorable business mix and Chinese import tariffs, as well as elevated freight costs associated with supply chain disruptions.

Operating income for the current quarter decreased 12.9% primarily due to lower Net sales and Gross profit, which were partially offset by the benefits of lower Operating expenses.

New Accounting Pronouncements

On January 1, 2020, the Company adopted Accounting Standards Update 2016-13, Financial Instruments-Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments, which did not have a significant impact to the Company’s consolidated financial statements. See Note 2, Significant Accounting Policies in the Notes to Consolidated Financial Statements for further information related to the Company’s adoption of this new accounting pronouncement.

Liquidity and Capital Resources

The primary factors that influence our liquidity include the amount and timing of our revenues, cash collections from our customers, cash payments to our suppliers, capital expenditures, repatriation of foreign cash and investments, acquisitions, and share repurchases. While the effects of the coronavirus pandemic are expected to have a negative impact on operating cash flows, total year operating cash flows are still expected to remain positive based on management’s current business plans and operational expectations. Management believes that our existing capital resources, inclusive of available borrowing capacity on debt and other financing facilities and funds generated from operations, are sufficient to meet anticipated capital requirements and service our indebtedness.

The following table summarizes our cash flow activities for the periods indicated (in millions, except percentages):

	Three Months Ended
Cash flows provided by (used in) from:	March 28, 2020	March 30, 2019	$ Change	% Change
Operating activities	$108	$42	$66	157.1%
Investing activities	(15)	(184)	169	NM
Financing activities	(98)	161	(259)	NM
Effect of exchange rates on cash	(1)	(2)	1	NM
Net (decrease) increase in cash and cash equivalents	$(6)	$17	$(23)	NM
The change in our cash and cash equivalents balance during the three months ended March 28, 2020 compared to the prior year period is reflective of the following:

•
Cash flow provided by operating activities increased by $66 million compared to the prior year period. The increase was primarily due to the favorable timing of collections on accounts receivables, partially offset by lower net income.

•	The decrease in net cash used in investing activities was primarily due to the Company’s acquisition of Temptime during the first quarter of 2019.

•
The increase in net cash used in financing activities during the current period was primarily due to $200 million of common stock repurchases in the current year, unfavorable timing of unremitted cash collections from servicing of factored receivables, and lower proceeds from borrowings as compared to the prior year.

Company Debt
The following table shows the carrying value of the Company’s debt (in millions):

	March 28, 2020	December 31, 2019
Term Loan A	$917	$917
Revolving Credit Facility	258	103
Receivables Financing Facilities	230	266
Total debt	$1,405	$1,286
Less: Debt issuance costs	(5)	(6)
Less: Unamortized discounts	(3)	(3)
Less: Current portion of debt	(230)	(197)
Total long-term debt	$1,167	$1,080

Credit Facilities
The Company’s debt includes borrowings under Term Loan A and a multi-currency Revolving Credit Facility, both maturing in August 2024. Borrowings under the facilities bear interest at a variable rate plus an applicable margin, for which the Company has entered into interest rate swap contracts to manage interest rate risk exposure. All borrowings under the credit facilities as of March 28, 2020 were denominated in U.S. Dollars, except for €92 million in Euro-denominated borrowings under the Revolving Credit Facility. The average interest rates as of March 28, 2020 for Term Loan A and the Revolving Credit Facility were 2.27% and 1.83%, respectively. Interest is paid for each instrument on a monthly basis. The Company is required to prepay certain amounts in the event of certain circumstances or transactions. Also, the Company may make prepayments against Term Loan A, in whole or in part, without premium or penalty.

See Note 9, Long-Term Debt in the Notes to Consolidated Financial Statements for further details related to the Company’s credit facilities.

Receivables Financing Facilities
The Company also has two Receivables Financing Facilities with financial institutions carrying total borrowing limits of up to $280 million. As collateral, the Company pledges perfected first-priority security interests in its U.S. domestically originated accounts receivable. The Company has accounted for transactions under its Receivables Financing Facilities as secured borrowings. As of March 28, 2020, $507 million of receivables were pledged as collateral, of which $230 million was borrowed against. The average interest rate associated with these borrowings as of March 28, 2020 was 1.85%. Interest is paid on these borrowings on a monthly basis. The first Receivables Financing Facility, which was originally entered into in December 2017 and was amended in May 2019, allows for borrowings of up to $180 million and will mature on March 29, 2021. The second Receivable Financing Facility, which was entered into in May 2019, allows for borrowings of up to $100 million and will mature on May 18, 2020. Both the Revolving Credit Facility and Receivables Financing Facilities include terms and conditions that limit the incurrence of additional borrowings and require that certain financial ratios be maintained at designated levels.

See Note 9, Long-Term Debt in the Notes to Consolidated Financial Statements for further details related to the Company’s Receivables Financing Facilities.

Receivables Factoring
In addition to the Company’s borrowing arrangements described above, the Company has entered into Receivables Factoring arrangements. Under the Receivables Factoring arrangements, the Company sells certain receivables originated from the EMEA region to banks in exchange for cash, without maintaining a beneficial interest in the receivables sold. At any time, the banks’ purchase of eligible receivables is subject to a maximum of uncollected receivables. Transactions under the Receivables Factoring arrangements are accounted for as sales under Accounting Standards Codification Topic 860, Transfers and Servicing of Financial Assets with related cash flows reflected in Net cash provided by operating activities on the Consolidated Statements of Cash Flows. The Company’s Receivable Factoring arrangements allow for the factoring of up to $125 million of uncollected receivables originated.

As of March 28, 2020 and December 31, 2019 there were a total of $80 million and $60 million, respectively, of uncollected receivables that had been sold and removed from the Company’s Consolidated Balance Sheets.

See Note 14, Accounts Receivable Factoring in the Notes to Consolidated Financial Statements for further details.

Share Repurchases
On July 30, 2019, the Company announced that its Board of Directors authorized a share repurchase program for up to an aggregate amount of $1 billion of its outstanding shares of common stock.  The share repurchase program supersedes the Company’s prior share repurchase program, which was authorized in November 2011, and does not have a stated expiration date.  The level of the Company’s repurchases depends on a number of factors, including its financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors its management may deem relevant. The timing, volume and nature of repurchases are subject to market conditions, applicable securities laws and other factors and may be amended, suspended or discontinued at any time. Repurchases may be effected from time to time through open market purchases, including pursuant to a pre-set trading plan meeting the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934. During the three months ended March 28, 2020, the Company repurchased 948,740 shares of common stock for $200 million under this program, reducing the remaining amount of share repurchases authorized under the plan to $753 million.

Significant Customers

The Net sales to significant customers as a percentage of the Company’s total Net sales, by segment, were as follows:

	Three Months Ended
	March 28, 2020			March 30, 2019
	AIT	EVM	Total	AIT	EVM	Total
Customer A	5.9%	12.5%	18.4%	5.3%	12.3%	17.6%
Customer B	6.7%	10.6%	17.3%	5.1%	9.8%	14.9%
Customer C	6.5%	13.1%	19.6%	6.7%	8.0%	14.7%

These customers accounted for 18.8%, 11.6%, and 21.7% of outstanding accounts receivable, respectively, as of March 28, 2020. No other customer accounted for more than 10% of total Net sales during these periods, or more than 10% of total outstanding accounts receivables as of March 28, 2020. All three of the above customers are distributors of the Company’s products and not end users.

Safe Harbor

Forward-looking statements contained in this filing are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995 and are highly dependent upon a variety of important factors, which could cause actual results to differ materially from those expressed or implied in such forward-looking statements. When used in this document and documents referenced, the words “anticipate,” “believe,” “intend,” “estimate,” “will,” and “expect” and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements but are not the exclusive means of identifying these statements. The forward-looking statements include, but are not limited to, the Company’s financial outlook for the full year of 2020. These forward-looking statements are based on current expectations, forecasts and assumptions, and are subject to the risks and uncertainties inherent in the Company’s industry, market conditions, general domestic and international economic conditions, and other factors. These factors include:

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

•	The Company’s ability to purchase sufficient materials, parts, and components to meet customer demand, particularly in light of global economic conditions,

•	The availability of credit and the volatility of capital markets, which may affect our suppliers, customers, and ourselves,

•	Success of integrating acquisitions,

•	Interest rate and financial market conditions,

•	Access to cash and cash equivalents held outside the U.S.,

•	The effect of natural disasters, man-made disasters, public health issues (including pandemics), and cybersecurity incidents on our business,

•	The impact of changes in foreign and domestic governmental policies, laws, or regulations,

•	The outcome of litigation in which the Company may be involved, particularly litigation or claims related to infringement of third-party intellectual property rights, and

•	The outcome of any future tax matters or tax law changes.
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
There were no material changes in the Company’s market risk during the quarter ended March 28, 2020. For additional information on market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in the Annual Report on Form 10-K for the year ended December 31, 2019.

Item 4.	Controls and Procedures

Management’s Report on Disclosure Controls

Our management is responsible for establishing and maintaining adequate disclosure controls as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management assessed the effectiveness of our disclosure controls as of March 28, 2020. Based on this assessment and those criteria, our management believes that, as of March 28, 2020, our disclosure controls are effective.

Changes in Internal Controls over Financial Reporting

During the quarter ended March 28, 2020, there have been no changes in our internal controls that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
See Note 10, Commitments and Contingencies in the Notes to Consolidated Financial Statements included in this report.

Item 1A.	Risk Factors

In addition to the other information included in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2019, and the factors identified under “Safe Harbor” at the end of Part I, Item 2 of this Quarterly Report on Form 10-Q, which could materially affect our business, financial condition, cash flows, or results of operations. The risks described in the Annual Report are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently considers immaterial also may materially adversely affect its business, financial condition, and/or operating results. There have been no material changes to the risk factors included in our Annual Report for the year ended December 31, 2019, other than as described below.

The effects of the coronavirus pandemic could have a material adverse effect on our business, financial results, and results of operations. In December 2019, a strain of the coronavirus surfaced in Wuhan, China, and over the course of the first quarter 2020, the World Health Organization escalated its assessment of the coronavirus threat, finally characterizing it as a pandemic on March 11, 2020. The situation relating to the coronavirus pandemic is complex and rapidly evolving, with a broad number of governmental and commercial efforts to contain the spread of the virus globally. The duration and extent of the impact of the coronavirus pandemic on our business, operations and financial results depends on factors that cannot be accurately predicted at this time, such as the severity and transmission rate of the virus, the extent and effectiveness of containment actions, and the impact of these and other factors on our employees, customers, industry partners, suppliers and third party dealers, distributors, and resellers.

The federal, state, and local governments as well as foreign governments have imposed several protocols and regulations restricting the physical movement of individuals in an effort to limit the spread of the coronavirus. We have implemented a number of measures in an effort to protect our employees’ health and well-being, including having office workers work remotely, suspending employee travel, and withdrawing from certain industry events. As a result of concerns over the pandemic, we have experienced higher than normal employee absentee rates for employees who are unable to work from home. The potential negative effects to our operations, including reductions in production levels, research and development activities, and increased costs resulting from our efforts to mitigate the impact of the coronavirus, may adversely affect our ability to provide our services and solutions.

Similarly, many of our suppliers, customers, distributors, and resellers have temporarily suspended or modified their business operations as a result of the coronavirus pandemic. We may experience disruptions to our supply chain, which could decrease our sales, earnings and liquidity or otherwise adversely affect our business and result in increased costs. In addition, our customers, distributors, and resellers may be limited in their abilities to make timely payments or they may seek to suspend or terminate existing agreements. A decrease in demand or pricing for our products could materially adversely affect our business, financial condition, and results of operations. In addition, the continued spread of the coronavirus has led to disruption and volatility in the worldwide credit and financial markets, which could limit our ability to obtain external financing and result in a higher rate of losses on our accounts receivables due to credit defaults, adversely affecting our liquidity.

If the coronavirus becomes more prevalent in the locations where our customers, suppliers, or we conduct business, we may experience more pronounced disruptions in our operations. If we are not able to respond to and manage the impact of such events effectively, our business and results of operations in future periods may be adversely affected. Moreover, the impacts of the coronavirus pandemic may exacerbate other pre-existing risks, such as global economic conditions, political, regulatory, social, financial, operational and cybersecurity, any of which could have a material adverse effect on our business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information with respect to repurchases of the Company’s common stock for the three months ended March 28, 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (1)
January 1, 2020 - January 25, 2020	—	$—	—	$953
January 26, 2020 - February 22, 2020	78,625	238.24	78,625	934
February 23, 2020 - March 28, 2020	870,115	208.33	870,115	753
Total	948,740	$210.81	948,740	$753

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

Item 6.	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial information from Zebra Technologies Corporation Quarterly Report on Form 10-Q, for the quarter ended March 28, 2020, formatted in Inline XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements. The instance document does not appear in the interactive data file because Inline XBRL tags are embedded in the iXBRL document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2020, formatted in Inline XBRL (included in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZEBRA TECHNOLOGIES CORPORATION

Date: April 28, 2020	By:	/s/ Anders Gustafsson
Anders Gustafsson
Chief Executive Officer

Date: April 28, 2020	By:	/s/ Olivier Leonetti
Olivier Leonetti
Chief Financial Officer