Form 10-Q
period 2020-06-27
ZEBRA TECHNOLOGIES CORP
filed 2020-07-28
CIK 877212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2020
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

As of July 21, 2020, there were 53,339,844 shares of Class A Common Stock, $.01 par value, outstanding.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
QUARTER ENDED JUNE 27, 2020

PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements
ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	June 27, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$63	$30
Accounts receivable, net of allowances for doubtful accounts of $2 million as of June 27, 2020 and December 31, 2019, respectively	406	613
Inventories, net	513	474
Income tax receivable	52	32
Prepaid expenses and other current assets	60	46
Total Current assets	1,094	1,195
Property, plant and equipment, net	252	259
Right-of-use lease assets	109	107
Goodwill	2,621	2,622
Other intangibles, net	242	275
Deferred income taxes	123	127
Other long-term assets	166	126
Total Assets	$4,607	$4,711
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$233	$197
Accounts payable	503	552
Accrued liabilities	369	379
Deferred revenue	273	238
Income taxes payable	11	38
Total Current liabilities	1,389	1,404
Long-term debt	986	1,080
Long-term lease liabilities	105	100
Long-term deferred revenue	232	221
Other long-term liabilities	92	67
Total Liabilities	2,804	2,872
Stockholders’ Equity:
Preferred stock, $.01 par value; authorized 10,000,000 shares; none issued	—	—
Class A common stock, $.01 par value; authorized 150,000,000 shares; issued 72,151,857 shares	1	1
Additional paid-in capital	350	339
Treasury stock at cost, 18,828,806 and 18,148,925 shares as of June 27, 2020 and December 31, 2019, respectively	(911)	(689)
Retained earnings	2,421	2,232
Accumulated other comprehensive loss	(58)	(44)
Total Stockholders’ Equity	1,803	1,839
Total Liabilities and Stockholders’ Equity	$4,607	$4,711
See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Net sales:
Tangible products	$811	$963	$1,712	$1,887
Services and software	145	134	296	276
Total Net sales	956	1,097	2,008	2,163
Cost of sales:
Tangible products	451	488	937	959
Services and software	86	89	179	183
Total Cost of sales	537	577	1,116	1,142
Gross profit	419	520	892	1,021
Operating expenses:
Selling and marketing	109	127	231	249
Research and development	98	108	203	219
General and administrative	74	90	148	166
Amortization of intangible assets	16	30	32	58
Acquisition and integration costs	1	4	2	8
Exit and restructuring costs	2	1	6	2
Total Operating expenses	300	360	622	702
Operating income	119	160	270	319
Other expenses:
Foreign exchange loss	(9)	(1)	(12)	(4)
Interest expense, net	(14)	(33)	(59)	(57)
Other, net	7	3	7	2
Total Other expenses, net	(16)	(31)	(64)	(59)
Income before income tax	103	129	206	260
Income tax expense	3	5	17	21
Net income	$100	$124	$189	$239
Basic earnings per share	$1.87	$2.28	$3.53	$4.43
Diluted earnings per share	$1.85	$2.26	$3.49	$4.37
See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Net income	$100	$124	$189	$239
Other comprehensive (loss) income, net of tax:
Changes in unrealized gains and losses on anticipated sales hedging transactions	(8)	(12)	(6)	(8)
Changes in unrealized gains and losses on forward interest rate swap hedging transactions	—	1	—	1
Foreign currency translation adjustment	1	2	(8)	2
Comprehensive income	$93	$115	$175	$234
See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except share data)
(Unaudited)

	Class A Common Stock Shares	Class A Common Stock Value	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2019	54,002,932	$1	$339	$(689)	$2,232	$(44)	$1,839
Issuances of treasury shares related to share based-compensation plans, net of forfeitures	15,792	—	—	—	—	—	—
Shares withheld to fund withholding tax obligations related to share-based compensation plans	(4,361)	—	—	(1)	—	—	(1)
Share-based compensation	—	—	7	—	—	—	7
Repurchases of common stock	(948,740)	—	—	(200)	—	—	(200)
Net income	—	—	—	—	89	—	89
Changes in unrealized gains and losses on anticipated sales hedging transactions (net of income taxes)	—	—	—	—	—	2	2
Foreign currency translation adjustment	—	—	—	—	—	(9)	(9)
Balance at March 28, 2020	53,065,623	$1	$346	$(890)	$2,321	$(51)	$1,727
Issuances of treasury shares related to share based-compensation plans, net of forfeitures	399,634	—	(9)	13	—	—	4
Shares withheld to fund withholding tax obligations related to share-based compensation plans	(142,206)	—	—	(34)	—	—	(34)
Share-based compensation	—	—	13	—	—	—	13
Net income	—	—	—	—	100	—	100
Changes in unrealized gains and losses on anticipated sales hedging transactions (net of income taxes)	—	—	—	—	—	(8)	(8)
Foreign currency translation adjustment	—	—	—	—	—	1	1
Balance at June 27, 2020	53,323,051	$1	$350	$(911)	$2,421	$(58)	$1,803

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except share data)
(Unaudited)

	Class A Common Stock Shares	Class A Common Stock Value	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2018	53,871,184	$1	$294	$(613)	$1,688	$(35)	$1,335
Issuances of treasury shares related to share based-compensation plans, net of forfeitures	110,382	—	1	3	—	—	4
Shares withheld to fund withholding tax obligations related to share-based compensation plans	(5,829)	—	—	(1)	—	—	(1)
Share-based compensation	—	—	10	—	—	—	10
Net income	—	—	—	—	115	—	115
Changes in unrealized gains and losses on anticipated sales hedging transactions (net of income taxes)	—	—	—	—	—	4	4
Balance at March 30, 2019	53,975,737	$1	$305	$(611)	$1,803	$(31)	$1,467
Issuances of treasury shares related to share based-compensation plans, net of forfeitures	345,067	—	(5)	9	—	—	4
Shares withheld to fund withholding tax obligations related to share-based compensation plans	(212,975)	—	—	(41)	—	—	(41)
Share-based compensation	—	—	14	—	—	—	14
Net income	—	—	—	—	124	—	124
Changes in unrealized gains and losses on anticipated sales hedging transactions (net of income taxes)	—	—	—	—	—	(12)	(12)
Changes in unrealized gains and losses on forward interest rate swap hedging transactions (net of income taxes)	—	—	—	—	—	1	1
Foreign currency translation adjustment	—	—	—	—	—	2	2
Balance at June 29, 2019	54,107,829	$1	$314	$(643)	$1,927	$(40)	$1,559

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	June 27, 2020	June 29, 2019
Cash flows from operating activities:
Net income	$189	$239
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	68	95
Amortization of debt issuance costs and discounts	1	2
Share-based compensation	20	24
Deferred income taxes	6	(3)
Unrealized loss on forward interest rate swaps	37	23
Other, net	(6)	(2)
Changes in operating assets and liabilities:
Accounts receivable, net	201	(37)
Inventories, net	(36)	49
Other assets	4	(9)
Accounts payable	(46)	(81)
Accrued liabilities	(76)	(86)
Deferred revenue	45	30
Income taxes	(48)	(50)
Other operating activities	(4)	1
Net cash provided by operating activities	355	195
Cash flows from investing activities:
Purchases of property, plant and equipment	(33)	(30)
Acquisition of businesses, net of cash acquired	—	(266)
Proceeds from sale of long-term investments	—	10
Purchases of long-term investments	(32)	(20)
Net cash used in investing activities	(65)	(306)
Cash flows from financing activities:
Payments of long-term debt	(84)	(81)
Proceeds from issuance of long-term debt	24	206
Payments for repurchases of common stock	(200)	—
Net payments related to share-based compensation plans	(31)	(34)
Change in unremitted cash collections from servicing factored receivables	55	3
Other financing activities	3	—
Net cash (used in) provided by financing activities	(233)	94
Effect of exchange rate changes on cash and cash equivalents, including restricted cash	(1)	—
Net increase (decrease) in cash and cash equivalents, including restricted cash	56	(17)
Cash and cash equivalents, including restricted cash, at beginning of period	30	44
Cash and cash equivalents, including restricted cash, at end of period	$86	$27
Less restricted cash, included in Prepaid expenses and other current assets	(23)	—
Cash and cash equivalents at end of period	$63	$27
Supplemental disclosures of cash flow information:
Income taxes paid	$61	$73
Interest paid	$19	$33
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

In the opinion of the Company, these interim financial statements include all adjustments (of a normal, recurring nature) necessary to fairly present its Consolidated Balance Sheet as of June 27, 2020, the Consolidated Statements of Operations, Comprehensive Income, and Stockholders’ Equity for the three and six months ended June 27, 2020 and June 29, 2019, and the Consolidated Statements of Cash Flows for the six months ended June 27, 2020 and June 29, 2019. These results, however, are not necessarily indicative of the results expected for the full fiscal year ending December 31, 2020.

Note 2 Significant Accounting Policies

Recently Adopted Accounting Pronouncements

On January 1, 2020, the Company adopted Accounting Standards Update (“ASU”) 2016-13, Financial Instruments-Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. It replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. With respect to the Company’s financial assets, including trade receivables and contract assets, a cumulative effect transition approach was applied. In order to determine the transition impact of ASU 2016-13, the Company considered historical loss experience, the short duration of its trade receivables and durations of other financial assets, and expectations of the future economic environment.  The adoption of ASU 2016-13 did not have a significant impact to the Company’s financial statements upon transition or for the six months ended June 27, 2020.

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

Disaggregation of Revenue
The following table presents our Net sales disaggregated by category for each of our segments, Asset Intelligence & Tracking (“AIT”) and Enterprise Visibility & Mobility (“EVM”), for the three and six months ended June 27, 2020 and June 29, 2019 (in millions):

	Three Months Ended
	June 27, 2020			June 29, 2019
Segment	Tangible Products	Services and Software	Total	Tangible Products	Services and Software	Total
AIT	$251	$24	$275	$344	$26	$370
EVM	560	121	681	619	108	727
Total	$811	$145	$956	$963	$134	$1,097

	Six Months Ended
	June 27, 2020			June 29, 2019
Segment	Tangible Products	Services and Software	Total	Tangible Products	Services and Software	Total
AIT	$584	$62	$646	$664	$63	$727
EVM	1,128	234	1,362	1,223	213	1,436
Total	$1,712	$296	$2,008	$1,887	$276	$2,163

In addition, refer to Note 16, Segment Information & Geographic Data for Net sales to customers by geographic region.

Performance Obligations
The Company’s remaining obligations that are greater than one year in duration relate primarily to repair and support services. The aggregated transaction price allocated to remaining performance obligations related to these types of service arrangements, inclusive of deferred revenue, was $736 million and $724 million as of June 27, 2020 and December 31, 2019, respectively. On average, remaining performance obligations as of June 27, 2020 and December 31, 2019 are expected to be recognized over a period of approximately two years.

Contract Balances
Progress on satisfying performance obligations under contracts with customers is recorded on the Consolidated Balance Sheets in Accounts receivable, net for billed revenues. Progress on satisfying performance obligations under contracts with customers related to unbilled revenues (“contract assets”) is reflected on the Consolidated Balance Sheets as Prepaid expenses and other current assets for revenues expected to be billed within the next 12 months, and Other long-term assets for revenues expected to be billed thereafter. The total contract asset balances were $6 million and $8 million as of June 27, 2020 and December 31, 2019, respectively. These contract assets result from timing differences between the billing and delivery schedules of products, services and software, as well as the impact from the allocation of the transaction price among performance obligations for contracts that include multiple performance obligations. Contract assets are evaluated for impairment and no impairment losses have been recognized during the three and six months ended June 27, 2020 and June 29, 2019.

Deferred revenue on the Consolidated Balance Sheets consists of payments and billings in advance of our performance. The combined short-term and long-term deferred revenue balances were $505 million and $459 million as of June 27, 2020 and December 31, 2019, respectively. During the three and six months ended June 27, 2020 the Company recognized $84 million and $157 million in revenue, respectively, which was previously included in the beginning balance of deferred revenue as of December 31, 2019. During the three and six months ended June 29, 2019 the Company recognized $57 million and $127 million in revenue, respectively, which was previously included in the beginning balance of deferred revenue as of December 31, 2018.

Note 4 Inventories

The components of Inventories, net are as follows (in millions):

	June 27, 2020	December 31, 2019
Raw material	$122	$128
Work in process	5	4
Finished goods	386	342
Total Inventories, net	$513	$474

Note 5 Investments

The carrying value of the Company’s investments was $84 million and $45 million as of June 27, 2020 and December 31, 2019, respectively, which are included in Other long-term assets on the Consolidated Balances Sheets. During first half of 2020, the Company paid $32 million for the purchases of long term investments, which primarily related to the acquisition of additional shares in an existing investment in the second quarter of 2020. In connection with this additional investment, the Company identified an observable price change that resulted in a $7 million gain on its existing investment.

Net gains and losses related to the Company’s investments are included within Other, net on the Consolidated Statements of Operations. During the three and six months ended June 27, 2020, the Company recognized unrealized gains of $7 million, as described above. During the three and six months ended June 29, 2019, the Company recognized net gains of $4 million and $3 million, respectively.

Note 6 Exit and Restructuring Costs
In the fourth quarter of 2019, the Company committed to certain organizational changes designed to generate operational efficiencies (collectively referred to as the “2019 Productivity Plan”).  The organizational design changes under the 2019 Productivity Plan will principally occur within the North America and Europe, Middle East, and Africa (“EMEA”) regions, relate primarily to employee severance and related benefits, and are expected to be substantially completed in fiscal 2020.  Exit and restructuring charges for the 2019 Productivity Plan were $2 million and $6 million during the three and six months ended June 27, 2020, respectively, and $14 million cumulatively through the quarter ended June 27, 2020. Estimated remaining costs to be incurred in fiscal 2020 under the 2019 Productivity Plan are expected to be up to $4 million.

As of June 27, 2020, the Company’s total remaining obligations under its exit and restructuring programs were $5 million, which are expected to be mostly settled within the next year and are reflected within Accrued liabilities on the Consolidated Balance Sheets.

Note 7 Fair Value Measurements

Financial assets and liabilities are measured using inputs from three levels of the fair value hierarchy in accordance with Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into the following three broad levels:
•Level 1: Quoted prices in active markets that are accessible at the measurement date for identical assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs (e.g. U.S. Treasuries and money market funds).
•Level 2: Observable prices that are based on inputs not quoted on active markets but corroborated by market data.
•Level 3: Unobservable inputs are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs.
In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs to the extent possible. In addition, the Company considers counterparty credit risk in the assessment of fair value.
The Company’s financial assets and liabilities carried at fair value as of June 27, 2020, are classified below (in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Money market investments related to the deferred compensation plan	$25	$—	$—	$25
Total Assets at fair value	$25	$—	$—	$25
Liabilities:
Foreign exchange contracts (1)	$3	$5	$—	$8
Forward interest rate swap contracts (2)	—	50	—	50
Liabilities related to the deferred compensation plan	25	—	—	25
Total Liabilities at fair value	$28	$55	$—	$83
The Company’s financial assets and liabilities carried at fair value as of December 31, 2019, are classified below (in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange contracts (1)	$—	$3	$—	$3
Money market investments related to the deferred compensation plan	24	—	—	24
Total Assets at fair value	$24	$3	$—	$27
Liabilities:
Forward interest rate swap contracts (2)	$—	$13	$—	$13
Liabilities related to the deferred compensation plan	24	—	—	24
Total Liabilities at fair value	$24	$13	$—	$37
(1)The fair value of the foreign exchange contracts is calculated as follows:
a.Fair value of regular forward contracts associated with forecasted sales hedges is calculated using the period-end exchange rate adjusted for current forward points.
b.Fair value of hedges against net assets is calculated at the period-end exchange rate adjusted for current forward points unless the hedge has been traded but not settled at period end (Level 2). If this is the case, the fair value is calculated at the rate at which the hedge is being settled (Level 1).
(2)The fair value of forward interest rate swaps is based upon a valuation model that uses relevant observable market inputs at the quoted intervals, such as forward yield curves, and is adjusted for the Company’s credit risk and the interest rate swap terms.

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
In accordance with ASC 815, the Company recognizes derivative instruments as either assets or liabilities on the Consolidated Balance Sheets and measures them at fair value. The following table presents the fair value of its derivative instruments (in millions):

	(Liability) Asset
		Fair Values as of
	Balance Sheet Classification	June 27, 2020	December 31, 2019
Derivative instruments designated as hedges:
Foreign exchange contracts	Prepaid expenses and other current assets	$—	$3
Foreign exchange contracts	Accrued liabilities	(5)	—
Total derivative instruments designated as hedges		$(5)	$3

Derivative instruments not designated as hedges:
Foreign exchange contracts	Accrued liabilities	$(3)	$—
Forward interest rate swaps	Accrued liabilities	(17)	(5)
Forward interest rate swaps	Other long-term liabilities	(33)	(8)
Total derivative instruments not designated as hedges		$(53)	$(13)
Total net derivative liability		$(58)	$(10)
The following table presents the losses from changes in fair values of derivatives that are not designated as hedges (in millions):

	Losses Recognized in Income
		Three Months Ended		Six Months Ended
	Statements of Operations Classification	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Derivative instruments not designated as hedges:
Foreign exchange contracts	Foreign exchange loss	$(7)	$(1)	$(8)	$(3)
Forward interest rate swaps	Interest expense, net	(7)	(15)	(42)	(23)
Total loss recognized in income		$(14)	$(16)	$(50)	$(26)
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

The Company’s master netting and other similar arrangements with the respective counterparties allow for net settlement under certain conditions, which are designed to reduce credit risk by permitting net settlement with the same counterparty. We present the assets and liabilities of our derivative financial instruments, for which we have net settlement agreements in place, on a net basis on the Consolidated Balance Sheets. If the derivative financial instruments had been presented gross on the Consolidated Balance Sheets, the asset and liability positions each would have been increased by $2 million and $3 million as of June 27, 2020 and December 31, 2019, respectively.

Foreign Currency Exchange Risk Management
The Company conducts business on a multinational basis in a variety of foreign currencies. Exposure to market risk for changes in foreign currency exchange rates arises primarily from Euro-denominated external revenues, cross-border financing activities between subsidiaries, and foreign currency denominated monetary assets and liabilities. The Company manages its objective of preserving the economic value of non-functional currency denominated cash flows by initially hedging transaction exposures with natural offsets to the fullest extent possible and, once these opportunities have been exhausted, through foreign exchange forward and option contracts, as deemed appropriate.

The Company manages the exchange rate risk of anticipated Euro-denominated sales using forward contracts, which typically mature within twelve months of execution. The Company designates these derivative contracts as cash flow hedges. Unrealized gains and losses on these contracts are deferred in Accumulated other comprehensive income (loss) (“AOCI”) on the Consolidated Balance Sheets until the contract is settled and the hedged sale is realized. The realized gain or loss is then recorded as an adjustment to Net sales on the Consolidated Statements of Operations. Realized gains reclassified to Net sales were $6 million and $11 million for the three months ended June 27, 2020 and June 29, 2019, respectively. For the six months ended June 27, 2020 and June 29, 2019, realized gains were $14 million and $22 million, respectively. As of June 27, 2020 and December 31, 2019, the notional amounts of the Company’s foreign exchange cash flow hedges were €492 million and €564 million, respectively. The Company has reviewed its cash flow hedges for effectiveness and determined they are highly effective.

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

	June 27, 2020		December 31, 2019
Notional balance of outstanding contracts:
British Pound/U.S. Dollar		£12		£14
Euro/U.S. Dollar		€52		€36
Canadian Dollar/U.S. Dollar		$1		$1
Australian Dollar/U.S. Dollar	A$	7	A$	42
Japanese Yen/U.S. Dollar		¥269		¥264
Singapore Dollar/U.S. Dollar	S$	20	S$	19
Mexican Peso/U.S. Dollar	Mex$	125	Mex$	115
Chinese Yuan/U.S. Dollar		¥46		¥—
South African Rand/U.S. Dollar	R	39	R	42
Net fair value of liabilities of outstanding contracts		$(3)		$—
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

In December 2017, the Company entered into a long-term forward interest rate swap agreement with a notional amount of $800 million to lock into a fixed LIBOR interest rate base for its debt facilities, subject to monthly interest payments. Under the terms of the agreement, $800 million in variable-rate debt will be swapped for a fixed interest rate with net settlement terms starting in December 2018 and ending in December 2022. During the third quarter of 2019, the Company entered into additional long-term forward interest rate swap agreements with a total notional amount of $800 million, containing net settlement terms starting in December 2022 and ending in August 2024. The additional interest rate swap agreements effectively extend the risk management initiative of the Company to coincide with the maturities of Term Loan A and the Revolving Credit Facility. The Company’s active interest rate swaps are not designated as hedges and changes in fair value are recognized immediately as Interest expense, net on the Consolidated Statements of Operations.

Note 9 Long-Term Debt

The following table shows the carrying value of the Company’s debt (in millions):

	June 27, 2020	December 31, 2019
Term Loan A	$917	$917
Revolving Credit Facility	81	103
Receivables Financing Facilities	229	266
Total debt	$1,227	$1,286
Less: Debt issuance costs	(5)	(6)
Less: Unamortized discounts	(3)	(3)
Less: Current portion of debt	(233)	(197)
Total long-term debt	$986	$1,080
As of June 27, 2020, the future maturities of debt, excluding debt discounts and issuance costs, were as follows (in millions):

2020	$24
2021	234
2022	57
2023	81
2024	831
Total future debt maturities	$1,227
All borrowings as of June 27, 2020 were denominated in U.S. Dollars, except for €72 million under the Revolving Credit Facility that was borrowed in Euros.

The estimated fair value of the Company’s debt approximated $1.2 billion and $1.3 billion as of June 27, 2020 and December 31, 2019, respectively. These fair value amounts, developed based on inputs classified as Level 2 within the fair value hierarchy, represent the estimated value at which the Company’s lenders could trade its debt within the financial markets and do not represent the settlement value of these liabilities to the Company. The fair value of the debt will continue to vary each period based on a number of factors, including fluctuations in market interest rates as well as changes to the Company’s credit ratings.

Credit Facilities
The principal on Term Loan A is due in quarterly installments, with the next quarterly installment due in June 2021 and the majority due upon its August 9, 2024 maturity. The Company may make prepayments against Term Loan A, in whole or in part, without premium or penalty. The Company would be required to prepay certain outstanding amounts in the event of certain circumstances or transactions. As of June 27, 2020, the Term Loan A interest rate was 1.43%. Interest payments are made monthly and are subject to variable rates plus an applicable margin.

The Revolving Credit Facility is available for working capital and other general corporate purposes, including letters of credit. As of June 27, 2020, the Company had letters of credit totaling $4 million, which reduced funds available for borrowings under the Revolving Credit Facility from $1 billion to $996 million. As of June 27, 2020, the Revolving Credit Facility had an average interest rate of 1.25%. Interest payments are made monthly and are subject to variable rates plus an applicable margin. All remaining principal is due upon the Revolving Credit Facility’s maturity on August 9, 2024.

Receivables Financing Facilities
The Company has two Receivables Financing Facilities with financial institutions carrying total borrowing limits of up to $280 million. As collateral, the Company pledges perfected first-priority security interests in its U.S. domestically originated accounts receivable. The Company has accounted for transactions under its Receivables Financing Facilities as secured borrowings. The Company’s first Receivables Financing Facility, which was originally entered into in December 2017 and was amended in May 2019, allows for borrowings of up to $180 million and will mature on March 29, 2021. The Company’s second Receivable Financing Facility, which was entered into in May 2019 and was amended in May 2020, allows for borrowings of up to $100 million and will mature on May 17, 2021.

As of June 27, 2020, the Company’s Consolidated Balance Sheets included $417 million of receivables that were pledged under the two Receivables Financing Facilities. As of June 27, 2020, $229 million had been borrowed, all of which was classified as current. Borrowings under the Receivables Financing Facilities bear interest at a variable rate plus an applicable margin. As of June 27, 2020, the Receivables Financing Facilities had an average interest rate of 1.13%. Interest is paid on these borrowings on a monthly basis.

Both the Credit Facilities and Receivables Financing Facilities include terms and conditions that limit the incurrence of additional borrowings and require that certain financial ratios be maintained at designated levels.

The Company uses interest rate swaps to manage the interest rate risk associated with its debt. See Note 8, Derivative Instruments for further information.

As of June 27, 2020, the Company was in compliance with all debt covenants.

Note 10 Commitments and Contingencies

Warranties
The following table is a summary of the Company’s accrued warranty obligations, which are included in Accrued liabilities on the Consolidated Balance Sheets (in millions):

	Six Months Ended
	June 27, 2020	June 29, 2019
Balance at the beginning of the period	$21	$22
Warranty expense	15	12
Warranties fulfilled	(14)	(12)
Balance at the end of the period	$22	$22
Contingencies
The Company is subject to a variety of investigations, claims, suits, and other legal proceedings that arise from time to time in the ordinary course of business, including but not limited to, intellectual property, employment, tort, and breach of contract matters. The Company currently believes that the outcomes of such proceedings, individually and in the aggregate, will not have a material adverse impact on its business, cash flows, financial position, or results of operations. Any legal proceedings are subject to inherent uncertainties, and the Company’s view of these matters and their potential effects may change in the future. The Company establishes an accrued liability for loss contingencies when the loss is both probable and estimable.

Note 11 Share-Based Compensation

On May 17, 2018, the Company’s stockholders approved the Zebra Technologies 2018 Long-Term Incentive Plan (“2018 Plan”). The 2018 Plan superseded and replaced the Zebra Technologies Corporation 2015 Long-Term Incentive Plan (“2015 Plan”) on the approval date, except that the 2015 Plan remains in effect with respect to outstanding awards under the 2015 Plan until such awards have been exercised, forfeited, expired or otherwise terminated in accordance with their terms. Together, the 2018 Plan and 2015 Plan provide for incentive compensation to the Company’s non-employee directors, officers and employees. The awards available under the plans include stock appreciation rights, restricted stock awards, performance share awards, cash-settled stock appreciation rights, restricted stock units, performance stock units, incentive stock options, and non-qualified stock options.

The Company uses outstanding treasury shares as its source for issuing shares under the share-based compensation programs.

A summary of the equity awards available for future grants under the 2018 Plan is as follows:

Available for future grants as of December 31, 2019	3,484,960
Granted	(268,235)
Cancellation and forfeitures	986
Available for future grants as of June 27, 2020	3,217,711

The compensation expense from the Company’s share-based compensation plans and associated income tax benefit, excluding the effects of excess tax benefits or shortfalls, were included in the Consolidated Statements of Operations as follows (in millions):

	Three Months Ended		Six Months Ended
Compensation costs and related income tax benefit	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Cost of sales	$1	$1	$2	$2
Selling and marketing	5	4	6	8
Research and development	4	4	6	8
General and administration	7	9	9	13
Total compensation expense	$17	$18	$23	$31
Income tax benefit	$2	$3	$4	$5

As of June 27, 2020, total unearned compensation costs related to the Company’s share-based compensation plans was $87 million, which will be recognized over the weighted average remaining service period of 2.1 years.

Stock Appreciation Rights (“SARs”)
Upon exercise of SARs, the Company issues whole shares of Class A Common Stock to participants based on the difference between the fair market value of the stock at the time of exercise and the exercise price. Fractional shares are settled in cash upon exercise. The grant date fair value of SARs is expensed over the 4-year vesting period of the related awards.

A summary of the Company’s SARs for the six months ended June 27, 2020 is as follows:

SARs	SARs	Weighted-Average Grant Date Exercise Price
Outstanding at beginning of period	896,923	$89.05
Granted	64,727	244.97
Exercised	(178,625)	73.21
Forfeited	(8,954)	89.57
Outstanding at end of period	774,071	$105.70
Exercisable at end of period	533,880	$77.28

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

The following table shows the weighted-average assumptions used for grants of SARs, as well as the fair value of the grants based on those assumptions:

	June 27, 2020	June 29, 2019
Expected dividend yield	0%	0%
Forfeiture rate	8.00%	8.20%
Volatility	42.51%	36.79%
Risk free interest rate	0.24%	2.28%
Expected weighted-average life	4.00	4.02
Weighted-average grant date fair value of SARs granted (per underlying share)	$79.47	$64.17

The following table summarizes information about SARs outstanding as of June 27, 2020:

	Outstanding	Exercisable
Aggregate intrinsic value (in millions)	$109	$90
Weighted-average remaining contractual life	4.7	4.4

The intrinsic value for SARs exercised during the six months ended June 27, 2020 and June 29, 2019 was $31 million and $30 million, respectively. The total fair value of SARs vested during the six months ended June 27, 2020 and June 29, 2019 was $8 million and $9 million, respectively.

Restricted Stock Awards (“RSAs”) and Performance Share Awards (“PSAs”)
The Company’s restricted stock grants consist of time-vested RSAs and PSAs, which hold voting rights and therefore are considered participating securities. The outstanding RSAs and PSAs are included as part of the Company’s Class A Common Stock outstanding. The RSAs and PSAs vest at each vesting date, subject to restrictions such as continuous employment, except in certain cases as set forth in each stock agreement. Upon vesting, RSAs and PSAs are released to holders and are no longer subject to restrictions. The Company’s RSAs and PSAs are expensed over the vesting period of the related award, which is typically 3 years. Some awards, including those granted annually to non-employee directors as an equity retainer fee, vest upon grant. PSA targets are set based on certain Company-wide financial metrics. Compensation cost is calculated as the market date fair value of the Company’s Class A Common Stock on grant date multiplied by the number of shares granted, net of estimated forfeitures.

The Company also issues stock awards to non-employee directors. Each director receives an equity grant of shares annually in the second quarter. The number of shares granted to each director is determined by dividing the value of the annual grant by the price of a share of the Company’s Class A Common Stock. During the first six months of 2020, there were 6,314 shares granted to non-employee directors compared to 7,371 shares during the first six months of 2019. The shares vest immediately on the grant date.

A summary of the Company’s RSAs for the six months ended June 27, 2020 is as follows:

RSAs	Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of period	434,641	$151.52
Granted	145,299	244.01
Released	(268,063)	132.61
Forfeited	(6,697)	159.57
Outstanding at end of period	305,180	$211.69

The fair value of each PSA granted includes assumptions around the Company’s performance goals. A summary of the
Company’s PSAs for the six months ended June 27, 2020 is as follows:

PSAs	Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of period	170,749	$144.47
Granted	98,174	239.44
Released	(129,344)	159.76
Forfeited	(280)	204.76
Outstanding at end of period	139,299	$198.21

Other Award Types
The Company also has cash-settled compensation awards, including cash-settled stock appreciation rights, restricted stock units, and performance stock units, which are expensed over the vesting period of the related award of up to 4 years. Compensation cost is calculated at the fair value on grant date multiplied by the number of share-equivalents granted, and the fair value is remeasured at the end of each reporting period based on the Company’s stock price. Cash settlement is based on the fair value of share equivalents at the time of vesting, which was $5 million and $6 million for the six months ended June 27, 2020 and June 29, 2019, respectively. Share-equivalents granted under these programs totaled 16,194 and 17,207 during the six months ended June 27, 2020 and June 29, 2019, respectively.

Employee Stock Purchase Plan
On May 14, 2020, the Company’s stockholders approved the Zebra Technologies Corporation 2020 Employee Stock Purchase Plan (“2020 ESPP”), which supersedes the 2011 Employee Stock Purchase Plan (“2011 ESPP”) and became effective on July 1, 2020. Like the 2011 ESPP, the 2020 ESPP permits eligible employees to purchase common stock at 95% of the fair market value at the date of purchase. Employees may make purchases by cash or payroll deductions up to certain limits. The aggregate number of shares that may be purchased under the 2020 ESPP is 1,500,000 shares.

Note 12 Income Taxes

The Company’s effective tax rate for the three and six months ended June 27, 2020 were 2.9% and 8.3%, respectively. The Company’s effective tax rate for the three and six months ended June 29, 2019 were 3.9% and 8.1%, respectively. In both the current and prior year periods, the variance from the 21% federal statutory rate was attributable to the benefits of lower tax rates on foreign earnings and U.S. tax credits. These benefits were partially offset by the impacts of foreign earnings taxed in the U.S. and deemed royalties taxed in the U.S. The Company’s effective tax rate also benefited from certain discrete items, primarily related to share-based compensation.

On March 27, 2020, the President of the United States signed into tax law the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”). The Company does not believe any of the provisions will materially impact its 2020 effective tax rate. Management continues to monitor developments and guidance on the CARES Act and other coronavirus (“COVID-19”) tax relief throughout the world for potential impacts.

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

The Company is not permanently reinvested with respect to its U.S. directly-owned foreign subsidiaries. For periods after 2017, the Company is subject to U.S. income tax on substantially all foreign earnings under the Global Intangible Low-Taxed Income provisions of the Tax Cuts and Jobs Act (the “Act”) enacted in December 2017, while any remaining foreign earnings are eligible for a dividends received deduction under the Act. As a result, future repatriations of earnings will no longer be subject to U.S. income tax but may be subject to currency gains or losses. Additionally, gains and losses on any future taxable dispositions of U.S.-owned foreign affiliates continue to be subject to U.S. tax.

Management evaluates all jurisdictions based on historical pre-tax earnings and taxable income to determine the need for valuation allowances on a quarterly basis. Based on this analysis, a valuation allowance has been recorded for any jurisdictions where, in the Company’s judgment, tax benefits are not expected to be realized.

Uncertain Tax Positions
The Company is currently undergoing U.S. federal income tax audits for the tax years 2016 and 2017. The Company expects the U.S. federal income tax audit for tax year 2016 to close in the third quarter of 2020, which is expected to have an immaterial impact to the financial statements. The Company was also notified that the U.S. federal income tax audit for tax year 2018 will commence in the third quarter of 2020. Additionally, fiscal years 2004 through 2018 remain open to examination by multiple foreign and U.S. state taxing jurisdictions. As of June 27, 2020, no significant uncertain tax positions are expected to be settled within the next twelve months. Due to uncertainties in any tax audit or litigation outcome, the Company’s estimates of the ultimate settlements of uncertain tax positions may change and the actual tax benefits may differ significantly from estimates.

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

Earnings per share (in millions, except share data):

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Basic:
Net income	$100	$124	$189	$239
Weighted-average shares outstanding	53,188,486	54,027,576	53,533,116	53,965,181
Basic earnings per share	$1.87	$2.28	$3.53	$4.43

Diluted:
Net income	$100	$124	$189	$239
Weighted-average shares outstanding	53,188,486	54,027,576	53,533,116	53,965,181
Dilutive shares	487,244	621,123	522,208	637,191
Diluted weighted-average shares outstanding	53,675,730	54,648,699	54,055,324	54,602,372
Diluted earnings per share	$1.85	$2.26	$3.49	$4.37
Anti-dilutive options to purchase common shares are excluded from diluted earnings per share calculations. There were 108,950 and 61,239 shares that were anti-dilutive for the three months ended June 27, 2020 and June 29, 2019, respectively. There were 89,091 and 32,882 shares that were anti-dilutive for the six months ended June 27, 2020 and June 29, 2019, respectively.

Note 14 Accumulated Other Comprehensive Income (Loss)

Stockholders’ equity includes certain items classified as AOCI, including:

•Unrealized (loss) gain on anticipated sales hedging transactions relates to derivative instruments used to hedge the exposure related to currency exchange rates for forecasted Euro sales. These hedges are designated as cash flow hedges, and the Company defers income statement recognition of gains and losses until the hedged transaction occurs. See Note 8, Derivative Instruments for more details.

•Unrealized loss on forward interest rate swaps hedging transactions relates to certain interest rate swaps that the Company previously entered into as part of its strategy to mitigate interest rate risk exposure associated with its variable rate debt. These particular interest rate swaps, which were designated as cash flow hedges, were terminated prior to 2019, with remaining losses being reclassified out of AOCI through the third quarter of 2019. Pre-tax losses were reclassified into Interest expense, net on the Consolidated Statements of Operations.

•Foreign currency translation adjustments relate to the Company’s non-U.S. subsidiary companies that have designated a functional currency other than the U.S. Dollar. The Company is required to translate the subsidiary functional currency financial statements to U.S. Dollars using a combination of historical, period end, and average foreign exchange rates. This combination of rates creates the foreign currency translation adjustment component of AOCI.

The components of AOCI for the six months ended June 27, 2020 and June 29, 2019 are as follows (in millions):

	Unrealized (loss) gain on sales hedging	Unrealized loss on forward interest rate swaps	Foreign currency translation adjustments	Total
Balance at December 31, 2018	$12	$—	$(47)	$(35)
Other comprehensive income before reclassifications	12	—	2	14
Amounts reclassified from AOCI(1)	(22)	1	—	(21)
Tax effect	2	—	—	2
Other comprehensive (loss) income, net of tax	(8)	1	2	(5)
Balance at June 29, 2019	$4	$1	$(45)	$(40)

Balance at December 31, 2019	$2	$—	$(46)	$(44)
Other comprehensive (loss) income before reclassifications	7	—	(8)	(1)
Amounts reclassified from AOCI(1)	(14)	—	—	(14)
Tax effect	1	—	—	1
Other comprehensive loss, net of tax	(6)	—	(8)	(14)
Balance at June 27, 2020	$(4)	$—	$(54)	$(58)
(1) See Note 8, Derivative Instruments regarding timing of reclassifications to operating results.

Note 15 Accounts Receivable Factoring

The Company has multiple Receivables Factoring arrangements, pursuant to which certain receivables are sold to banks without recourse in exchange for cash. Transactions under the Receivables Factoring arrangements are accounted for as sales under ASC 860, Transfers and Servicing of Financial Assets, with the sold receivables removed from the Company’s balance sheet. Under these Receivables Factoring arrangements, the Company does not maintain any beneficial interest in the receivables sold. The banks’ purchase of eligible receivables is subject to a maximum amount of uncollected receivables. The Company services the receivables on behalf of the banks, but otherwise maintains no significant continuing involvement with respect to the receivables. Sale proceeds that are representative of the fair value of factored receivables, less a factoring fee, are reflected in Net cash provided by operating activities on the Consolidated Statements of Cash Flows, while sale proceeds in excess of the fair value of factored receivables are reflected in Net cash provided by financing activities on the Consolidated Statements of Cash Flows.

In May 2020, the Company entered into a new Receivables Factoring arrangement with a bank, which allows for the factoring of up to €150 million of uncollected receivables originated from the EMEA and Asia-Pacific regions. The Company is required to maintain a portion of sales proceeds as deposits in a restricted cash account that is released to the Company as it satisfies its obligations as servicer of sold receivables, which totaled $23 million as of June 27, 2020 and is classified within Prepaid expenses and other current assets on the Consolidated Balance Sheets.

The Company’s other active Receivable Factoring arrangements, which were entered into prior to 2020, also allow for the factoring of up to $125 million of uncollected receivables originated from the EMEA region.

During the six months ended June 27, 2020 and June 29, 2019, the Company received cash proceeds of $508 million and $143 million, respectively, from the sales of accounts receivables under its factoring arrangements. As of June 27, 2020 and December 31, 2019, there were a total of $103 million and $60 million, respectively, of uncollected receivables that had been sold and removed from the Company’s Consolidated Balance Sheets.

As servicer of sold receivables, the Company had $88 million and $33 million of obligations that were not yet remitted to banks as of June 27, 2020 and December 31, 2019, respectively. These obligations are included within Accrued liabilities on the Consolidated Balance Sheets, with changes in such obligations reflected within Net cash (used in) provided by financing activities on the Consolidated Statements of Cash Flows.

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

Financial information by segment is presented as follows (in millions):

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Net sales:
AIT	$275	$370	$646	$727
EVM	681	727	1,362	1,436
Total Net sales	$956	$1,097	$2,008	$2,163
Operating income:
AIT(1)	$48	$84	$137	$176
EVM(1)	93	113	181	214
Total segment operating income	141	197	318	390
Corporate, eliminations(2)	(22)	(37)	(48)	(71)
Total Operating income	$119	$160	$270	$319
(1)AIT and EVM segment operating income includes depreciation and share-based compensation expense. The amounts of depreciation and share-based compensation expense attributable to AIT and EVM are proportionate to each segment’s Net sales.
(2)To the extent applicable, amounts included in Corporate, eliminations consist of purchase accounting adjustments, amortization of intangible assets, acquisition and integration costs, impairment of goodwill and other intangibles, exit and restructuring costs, and product sourcing diversification costs.

Information regarding the Company’s operations by geographic area is contained in the following table. Net sales amounts are attributed to geographic area based on customer location. We manage our business based on regions rather than by individual countries.

Geographic data for Net sales is as follows (in millions):

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
North America	$502	$540	$1,021	$1,050
EMEA	306	360	694	736
Asia-Pacific	110	141	207	266
Latin America	38	56	86	111
Total Net sales	$956	$1,097	$2,008	$2,163

Note 17 Subsequent Event

On July 27, 2020, Zebra entered into a definitive agreement under which Zebra agreed to acquire Reflexis Systems, Inc. The aggregate consideration of the transaction is expected to be approximately $575 million, subject to customary adjustments. Zebra expects to fund the transaction with a combination of cash on hand along with fully committed financing available under its Revolving Credit Facility. The transaction is subject to customary closing conditions and is expected to close by early in the fourth quarter of 2020. The acquired business will become part of the EVM segment.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Zebra Technologies Corporation and its subsidiaries (“Zebra” or “Company”) is a global leader respected for innovative Enterprise Asset Intelligence (“EAI”) solutions in the automatic identification and data capture solutions industry. We design, manufacture, and sell a broad range of products that capture and move data, including: mobile computers; barcode scanners and imagers; radio frequency identification device (“RFID”) readers; specialty printers for barcode labeling and personal identification; real-time location systems; related accessories and supplies, such as self-adhesive labels and other consumables; and software utilities and applications. We also provide a full range of services, including maintenance, technical support, and repair, managed and professional services, including cloud-based subscriptions. End-users of our products and services include those in the retail and e-commerce, transportation and logistics, manufacturing, healthcare, hospitality, warehouse and distribution, energy and utilities, government, and education enterprises around the world.

Our customers have traditionally benefited from proven solutions that increase productivity and improve efficiency and asset utilization. The Company is poised to drive and capitalize on the evolution of the data capture industry into the broader EAI industry, based on important technology trends like the Internet of Things (“IoT”), ubiquitous mobility, automation, and cloud computing. EAI solutions offer additional benefits to our customers including real-time, data-driven insights that improve operational visibility and drive workflow optimization.

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

Recent Developments

COVID-19 Outbreak
In December 2019, a strain of the coronavirus (“COVID-19”) surfaced in Wuhan, China. During the latter part of the first quarter of 2020, COVID-19 spread rapidly across nearly every region of the world and was declared a pandemic by the World Health Organization in March 2020. In response, there have been a broad number of governmental and commercial impacts, including business slowdowns or shutdowns and significant travel restrictions. These events have resulted in significant declines in both global economic activity and significant volatility in financial market valuations, the duration of which is not reasonably estimable.

Many of our supply chain partners in China, who temporarily suspended or modified their business operations beginning in January 2020, have since resumed operations. The spread of COVID-19 has resulted in broad global business disruption, which impacted both our supply chain activities and customer demand. We serve a diverse mix of customers. Some of our customers have experienced significant declines or suspensions to their operations, whereas others have experienced increases in their business volume.

The federal, state, and local governments as well as foreign governments have imposed several protocols and regulations restricting the physical movement of individuals in an effort to limit the spread of COVID-19. We have implemented a number of measures in an effort to protect our employees’ health and well-being, including having office workers work remotely, limiting employee travel, and withdrawing from industry events. In addition, as governments begin to ease their restrictions and we begin to allow our employees to come back to work in our offices in a phased approach, we will modify our business practices, including implementing social distancing protocols, office capacity restrictions, health screening, provision of personal protective equipment, tracking and tracing protocols, and extensively and frequently disinfecting our workspaces. Distribution centers and repair centers have remained open, at varying capacity levels, to ensure continued support to our customers, many of whom provide essential goods and services to communities.

During the first half of 2020, we have been mitigating the impact of supply chain disruptions by taking exceptional actions, including alternative modes of product delivery and fulfillment, as well as providing protective equipment and hazard pay premiums for our front-line employees. Net sales have been negatively impacted by the direct and indirect effects of the pandemic.

During the first and second quarters of 2020, we considered the potential impacts of the global pandemic in qualitative impairment assessments of our long-lived assets, including goodwill and intangible assets, property, plant and equipment and right-of-use lease assets. We concluded that it is not more likely than not that any of our long-lived assets are impaired. Our analysis considered, among other factors:

•the nature of our products and services as well as our position within our industry;
•our highly variable cost structure;
•the assumption that the impact of COVID-19 will be temporary; and that
•the Company will continue generating strong positive operating cash flows over the long-term.

We also considered the adequacy of our capital resources, inclusive of available borrowing capacity on debt and other financing facilities; the results of our most recent quantitative goodwill impairment assessment, as disclosed in our Form 10-K for the year ended December 31, 2019; and that our market capitalization as of the end of the second quarter still far exceeded total net assets. Finally, while we may experience an increase in working capital levels, we do not anticipate a material impact to the realizability of current assets, such as accounts receivable or inventories, at this time.

The situation related to the pandemic continues to be complex and rapidly evolving. There may be external developments, such as restrictions imposed by government authorities or guidance issued by public health authorities, that are beyond our control and may impact our operating plans. Parts of our business are experiencing operational disruption and customer demand impacts. We cannot reasonably estimate the duration of the pandemic or fully ascertain its impact to our 2020 operating results or cash flows. We currently expect that full year net sales, net income and operating cash flow will be lower than 2019 and we are taking certain cost reduction actions to mitigate the impact to profitability and cash flow.

Product Sourcing Diversification Initiative
The Company commenced efforts in 2019 to diversify its product sourcing footprint to include sourcing products from Taiwan, Vietnam, and Malaysia, thereby reducing its reliance on Chinese-based manufacturing and the impacts of related customs duties (“tariffs”) on U.S imports from China.  In conjunction with this initiative, the Company has incurred total one-time costs of $13 million, including $3 million and $8 million during the three and six months ended June 27, 2020, respectively, which are primarily reflected within Operating expenses on the Consolidated Statements of Operations. The Company also made $6 million of incremental equipment purchases during the six months ended June 27, 2020. The Company anticipates incurring additional one-time operating costs of up to $12 million, as well as making additional equipment purchases of up to $4 million in fiscal year 2020. We have substantially completed the primary actions of this initiative and have already begun sourcing some products from these alternative locations. We expect these actions, along with certain U.S. pricing actions, to substantially mitigate the ongoing financial impacts of Chinese tariffs by the end of the third quarter 2020.

Restructuring Programs
In the fourth quarter of 2019, the Company committed to certain organizational changes designed to generate operational efficiencies (collectively referred to as the “2019 Productivity Plan”).  The organizational design changes under the 2019 Productivity Plan will principally occur within the North America and EMEA regions, relate primarily to employee severance and related benefits, and are expected to be substantially completed in fiscal 2020.  Exit and restructuring charges for the 2019 Productivity Plan were $2 million and $6 million during the three and six months ended June 27, 2020, respectively, and $14 million cumulatively through the quarter ended June 27, 2020. Estimated remaining costs to be incurred in fiscal 2020 under the 2019 Productivity Plan are expected to be up to $4 million. See Note 6, Exit and Restructuring Costs in the Notes to Consolidated Financial Statements.

Acquisition
On July 27, 2020, Zebra entered into a definitive agreement under which Zebra agreed to acquire Reflexis Systems, Inc. The aggregate consideration of the transaction is expected to be approximately $575 million, subject to customary adjustments. Zebra expects to fund the transaction with a combination of cash on hand along with fully committed financing available under its Revolving Credit Facility. The transaction is subject to customary closing conditions and is expected to close by early in the fourth quarter of 2020. The acquired business will become part of the EVM segment.

Results of Operations

Consolidated Results of Operations
(in millions, except percentages)

The following tables present key statistics for the Company’s operations for the three and six months ended June 27, 2020 and June 29, 2019, respectively:

	Three Months Ended				Six Months Ended
	June 27, 2020	June 29, 2019	$ Change	% Change	June 27, 2020	June 29, 2019	$ Change	% Change
Net sales	$956	$1,097	$(141)	(12.9)%	$2,008	$2,163	$(155)	(7.2)%
Gross profit	419	520	(101)	(19.4)%	892	1,021	(129)	(12.6)%
Gross margin	43.8%	47.4%		(360) bps	44.4%	47.2%		(280) bps
Operating expenses	300	360	(60)	(16.7)%	622	702	(80)	(11.4)%
Operating income	$119	$160	$(41)	(25.6)%	$270	$319	$(49)	(15.4)%

Net sales to customers by geographic region were as follows (in millions, except percentages):

	Three Months Ended				Six Months Ended
	June 27, 2020	June 29, 2019	$ Change	% Change	June 27, 2020	June 29, 2019	$ Change	% Change
North America	$502	$540	$(38)	(7.0)%	$1,021	$1,050	$(29)	(2.8)%
EMEA	306	360	(54)	(15.0)%	694	736	(42)	(5.7)%
Asia-Pacific	110	141	(31)	(22.0)%	207	266	(59)	(22.2)%
Latin America	38	56	(18)	(32.1)%	86	111	(25)	(22.5)%
Total net sales	$956	$1,097	$(141)	(12.9)%	$2,008	$2,163	$(155)	(7.2)%

Operating expenses are summarized below (in millions, except percentages):

	Three Months Ended				Six Months Ended
	June 27, 2020	June 29, 2019	As a % of Net sales		June 27, 2020	June 29, 2019	As a % of Net sales
			2020	2019			2020	2019
Selling and marketing	$109	$127	11.4%	11.6%	$231	$249	11.5%	11.5%
Research and development	98	108	10.3%	9.8%	203	219	10.1%	10.1%
General and administrative	74	90	7.7%	8.2%	148	166	7.4%	7.7%
Amortization of intangible assets	16	30	NM	NM	32	58	NM	NM
Acquisition and integration costs	1	4	NM	NM	2	8	NM	NM
Exit and restructuring costs	2	1	NM	NM	6	2	NM	NM
Total operating expenses	$300	$360	31.4%	32.8%	$622	$702	31.0%	32.5%

Consolidated Organic Net sales growth:

	Three Months Ended	Six Months Ended
	June 27, 2020	June 27, 2020
Reported GAAP Consolidated Net sales growth	(12.9)%	(7.2)%
Adjustments:
Impact of foreign currency translation (1)	1.0%	1.3%
Impact of acquisitions (2)	(0.1)%	(0.6)%
Consolidated Organic Net sales growth	(12.0)%	(6.5)%
Consolidated Organic Net sales growth is a non-GAAP financial measure. See the Non-GAAP Measures section at the end of this item.

(1)Operating results reported in U.S. Dollars are affected by foreign currency exchange rate fluctuations. Foreign currency translation impact represents the difference in results that are attributable to fluctuations in the currency exchange rates used to convert the results for businesses where the functional currency is not the U.S. Dollar. This impact is calculated by translating the current period results at the currency exchange rates used in the comparable prior year period, inclusive of the Company’s foreign currency hedging program.

(2)For purposes of computing Organic Net sales growth, amounts directly attributable to business acquisitions are excluded for twelve months following their respective acquisition dates.

Second quarter 2020 compared to second quarter 2019

Net sales decreased $141 million or 12.9% compared with the prior year, reflecting declines in all regions. Excluding the effects of acquisitions and unfavorable currency changes, the decrease in Consolidated Organic Net sales was 12.0%, primarily due to continued global customer demand declines resulting from the COVID-19 pandemic. Declines were broad-based across the majority of our tangible product offerings and most pronounced within our printing and data capture businesses, partially offset by higher sales of our service and software offerings.

Gross margin decreased to 43.8% for the current quarter compared to 47.4% for the prior year. Gross margins were lower in both the AIT and EVM segments reflecting unfavorable business mix, especially deal size, premium freight costs, and Chinese import tariffs. These declines were partially offset by productivity gains within our service and software offerings.

Operating expenses for the quarter ended June 27, 2020 and June 29, 2019, were $300 million and $360 million, or 31.4% and 32.8% of Net sales, respectively. As a percentage of Net sales, operating costs continue to trend favorably. The current year Operating expenses include lower discretionary spending, lower employee compensation costs primarily due to lower incentive-based compensation as well as temporary salary reductions that began late in the second quarter, and lower intangible asset amortization expense as certain assets became fully amortized in late 2019. These reductions in operating expenses were partially offset by the inclusion of costs associated with business acquisitions, costs associated with the COVID-19 pandemic such as personal protective equipment, as well as the diversification of the Company’s product sourcing footprint.

Operating income decreased 25.6% to $119 million for the current quarter compared to $160 million for the prior year. The decrease was due to lower Net sales and Gross profit, partially offset by the benefits of lower Operating expenses.

Total Other expenses, net was $16 million for the current quarter compared to $31 million for the prior year. The current year interest expense benefited from lower outstanding debt levels and interest rates. The current year also included a $9 million foreign exchange loss, a $7 million loss on interest rate swaps as well as a $7 million investment gain. The prior year included a $15 million loss on interest rate swaps, a $1 million foreign exchange loss as well as a $4 million investment gain.

The Company’s effective tax rates for the three months ended June 27, 2020 and June 29, 2019 were 2.9% and 3.9%, respectively. The decrease in the effective tax rate compared to the prior year period was primarily due to a change in the mix of pre-tax income taxed at rates different than the U.S. statutory rate, partially offset by lower favorable discrete items, primarily related to share-based compensation.

Year to date 2020 compared to year to date 2019

Net sales decreased $155 million or 7.2% compared with the prior year, reflecting declines in all regions. Excluding the effects of acquisitions and unfavorable currency changes, the decrease in Consolidated Organic Net sales was 6.5%, primarily due global customer demand declines as well as first quarter supply chain disruptions, both resulting from the COVID-19 pandemic. Declines were broad-based across the majority of our tangible product offerings and most pronounced within in our printing and data capture businesses, partially offset by higher sales of our service and software offerings.

Gross margin decreased to 44.4% for the current period compared to 47.2% for the prior year. Gross margins were lower in both the AIT and EVM segments reflecting unfavorable business mix, especially deal size, elevated freight costs, and Chinese import tariffs. These declines were partially offset by productivity gains within our service and software offerings.

Operating expenses for the period ended June 27, 2020 and June 29, 2019, were $622 million and $702 million, or 31.0% and
32.5% of Net sales, respectively. As a percentage of Net sales, operating costs continue to trend favorably. The current year Operating expenses include lower employee compensation costs primarily due to lower incentive-based compensation, lower discretionary spending, and lower intangible asset amortization expense as certain assets became fully amortized in late 2019.

These reductions in operating expenses were partially offset by the inclusion of operating expenses associated with business acquisitions, costs associated with the diversification of the Company’s product sourcing footprint, as well as costs associated with the COVID-19 pandemic such as personal protective equipment.

Operating income decreased 15.4% to $270 million for the current period compared to $319 million for the prior year. The decrease was due to lower Net sales and Gross profit, partially offset by the benefits of lower Operating expenses.

Total Other expenses, net was $64 million for the current period compared to $59 million for the prior year. The current year interest expense benefited from lower outstanding debt levels and interest rates. The current year also included a $42 million loss on interest rate swaps, a $12 million foreign exchange loss, as well as $7 million in investment gains. The prior year included a $23 million loss on interest rate swaps, a $4 million foreign exchange loss as well as $3 million in investment gains.

The Company’s effective tax rates for the six months ended June 27, 2020 and June 29, 2019 were 8.3% and 8.1%, respectively. The increase in the effective tax rate compared to the prior year period was primarily due to a change in the mix of pre-tax income taxed at rates different than the U.S. statutory rate, and less favorable discrete items, primarily related to share-based compensation and other discrete items.

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

Asset Intelligence & Tracking Segment (“AIT”)
(in millions, except percentages)

	Three Months Ended				Six Months Ended
	June 27, 2020	June 29, 2019	$ Change	% Change	June 27, 2020	June 29, 2019	$ Change	% Change
Net sales	$275	370	$(95)	(25.7)%	$646	$727	$(81)	(11.1)%
Gross profit	123	182	(59)	(32.4)%	304	366	(62)	(16.9)%
Gross margin	44.7%	49.2%		(450) bps	47.1%	50.3%		(320) bps
Operating expenses	75	98	(23)	(23.5)%	167	190	(23)	(12.1)%
Operating income	$48	$84	$(36)	(42.9)%	$137	$176	$(39)	(22.2)%

AIT Organic Net sales growth:

	Three Months Ended	Six Months Ended
	June 27, 2020	June 27, 2020
AIT Reported GAAP Net sales growth	(25.7)%	(11.1)%
Adjustments:
Impact of foreign currency translation (1)	0.8%	0.9%
Impact of acquisition (2)	—%	(0.9)%
AIT Organic Net sales growth	(24.9)%	(11.1)%
AIT Organic Net sales growth is a non-GAAP financial measure. See the Non-GAAP Measures section at the end of this item.

(1)Operating results reported in U.S. Dollars are affected by foreign currency exchange rate fluctuations. Foreign currency translation impact represents the difference in results that are attributable to fluctuations in the currency exchange rates used to convert the results for businesses where the functional currency is not the U.S. Dollar. This impact is calculated by translating the current period results at the currency exchange rates used in the comparable prior year period, inclusive of the Company’s foreign currency hedging program.

(2)For purposes of computing AIT Organic Net sales growth, amounts directly attributable to the acquisition of Temptime Corporation (“Temptime”) are excluded for twelve months following the February 21, 2019 acquisition date.

Second quarter 2020 compared to second quarter 2019

Net sales for AIT decreased $95 million or 25.7% compared to the prior year, including the impacts of unfavorable currency changes. AIT Organic Net sales decline of 24.9% was primarily due to lower sales of printing products and supplies across all regions associated with COVID-19 induced customer demand declines.

Gross margin decreased to 44.7% in the current quarter compared to 49.2% in the prior year, primarily due to lower sales volumes and unfavorable product mix, premium freight costs, and Chinese import tariffs.

Operating income decreased 42.9% in the current quarter compared to the prior year. The decrease was due to lower Net sales and Gross profit, partially offset by the benefits of lower Operating expenses.

Year to date 2020 compared to year to date 2019

Net sales for AIT decreased $81 million or 11.1% compared to the prior year, including the impacts of the Temptime acquisition and unfavorable currency changes. AIT Organic Net sales decline of 11.1% was primarily due to lower sales of printing products and supplies in most regions associated with COVID-19 induced customer demand declines.

Gross margin decreased to 47.1% in the current period compared to 50.3% in the prior year, primarily due to lower sales volumes and unfavorable product mix, elevated freight costs, and Chinese import tariffs.

Operating income decreased 22.2% in the current period compared to the prior year. The decrease was due to lower Net sales and Gross profit, partially offset by the benefits of lower Operating expenses.

Enterprise Visibility & Mobility Segment (“EVM”)
(in millions, except percentages)

	Three Months Ended				Six Months Ended
	June 27, 2020	June 29, 2019	$ Change	% Change	June 27, 2020	June 29, 2019	$ Change	% Change
Net sales	$681	$727	$(46)	(6.3)%	$1,362	$1,436	$(74)	(5.2)%
Gross profit	298	340	(42)	(12.4)%	591	658	(67)	(10.2)%
Gross margin	43.8%	46.8%		(300) bps	43.4%	45.8%		(240) bps
Operating expenses	205	227	(22)	(9.7)%	410	444	(34)	(7.7)%
Operating income	$93	$113	$(20)	(17.7)%	$181	$214	$(33)	(15.4)%

EVM Organic Net sales growth:

	Three Months Ended	Six Months Ended
	June 27, 2020	June 27, 2020
EVM Reported GAAP Net sales growth	(6.3)%	(5.2)%
Adjustments:
Impact of foreign currency translation (1)	1.2%	1.5%
Impact of acquisitions (2)	(0.3)%	(0.5)%
EVM Organic Net sales growth	(5.4)%	(4.2)%
EVM Organic Net sales growth is a non-GAAP financial measure. See the Non-GAAP Measures section at the end of this item.

(1)Operating results reported in U.S. Dollars are affected by foreign currency exchange rate fluctuations. Foreign currency translation impact represents the difference in results that are attributable to fluctuations in the currency exchange rates used to convert the results for businesses where the functional currency is not the U.S. Dollar. This impact is calculated by translating the current period results at the currency exchange rates used in the comparable prior year period, inclusive of the Company’s foreign currency hedging program.

(2)For purposes of computing EVM Organic Net sales growth, amounts directly attributable to the acquisitions of Profitect, Inc. and Cortexica Vision Systems Limited are excluded for twelve months following their respective acquisition dates of May 31, 2019 and November 5, 2019.

Second quarter 2020 compared to second quarter 2019

Net sales for EVM decreased $46 million or 6.3% compared to prior year, including unfavorable foreign currency changes and the benefit of acquisitions. EVM Organic Net Sales decline of 5.4% was primarily due to lower sales of data capture and mobile computing products in most regions associated with COVID-19 induced customer demand declines, partially offset by growth in support services.

Gross margin decreased to 43.8% in the current quarter compared to 46.8% in the prior year, primarily due to unfavorable business mix, especially deal size, premium freight costs, and Chinese import tariffs. These declines were partially offset by productivity gains within our service and software offerings.

Operating income for the current quarter decreased 17.7% primarily due to lower Net sales and Gross profit, which were partially offset by the benefits of lower Operating expenses.

Year to date 2020 compared to year to date 2019

Net sales for EVM decreased $74 million or 5.2% compared to prior year, including unfavorable foreign currency changes and the benefit of acquisitions. EVM Organic Net Sales decline of 4.2% was primarily due to lower sales of data capture and mobile computing products in most regions associated with COVID-19 induced customer demand declines as well as first quarter supply chain disruptions, partially offset by growth in support services.

Gross margin decreased to 43.4% in the current period compared to 45.8% in the prior year, primarily due to unfavorable business mix, especially deal size, elevated freight costs, and Chinese import tariffs. These declines were partially offset by productivity gains within our service and software offerings.

Operating income for the current quarter decreased 15.4% primarily due to lower Net sales and Gross profit, which were partially offset by the benefits of lower Operating expenses.

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

Liquidity and Capital Resources

The primary factors that influence our liquidity include the amount and timing of our revenues, cash collections from our customers, cash payments to our suppliers, capital expenditures, repatriation of foreign cash and investments, acquisitions, and share repurchases. While the effects of the COVID-19 pandemic are expected to have a negative impact on operating cash flows, partially mitigated by participation in government payment deferral programs, total year operating cash flows are still expected to remain positive based on management’s current business plans and operational expectations. Management believes that our existing capital resources, inclusive of available borrowing capacity on debt and other financing facilities and funds generated from operations, are sufficient to meet anticipated capital requirements and service our indebtedness.

The following table summarizes our cash flow activities for the periods indicated (in millions):

	Six Months Ended
Cash flows provided by (used in) from:	June 27, 2020	June 29, 2019	$ Change
Operating activities	$355	$195	$160
Investing activities	(65)	(306)	241
Financing activities	(233)	94	(327)
Effect of exchange rates on cash	(1)	—	(1)
Net increase (decrease) in cash and cash equivalents, including restricted cash	$56	$(17)	$73
The change in our cash and cash equivalents balance during the six months ended June 27, 2020 compared to the prior year period is reflective of the following:

•The increase in cash provided by operating activities was primarily due to the favorable timing of collections on accounts receivables, in part due to accounts receivable factoring programs, as well as favorable timing of vendor payments. Those increases were partially offset by an increase in inventory levels and lower net income.

•The decrease in net cash used in investing activities was primarily due to the Company’s acquisitions of Temptime and Profitect in the prior year.

•The increase in net cash used in financing activities during the current period was primarily due to common stock repurchases in the current period and the fact that the Company made net debt repayments of $60 million in the current year period compared to net borrowings of $125 million in the prior year, partially offset by favorable timing of unremitted cash collections from the servicing of factored receivables.

Company Debt
The following table shows the carrying value of the Company’s debt (in millions):

	June 27, 2020	December 31, 2019
Term Loan A	$917	$917
Revolving Credit Facility	81	103
Receivables Financing Facilities	229	266
Total debt	$1,227	$1,286
Less: Debt issuance costs	(5)	(6)
Less: Unamortized discounts	(3)	(3)
Less: Current portion of debt	(233)	(197)
Total long-term debt	$986	$1,080

Credit Facilities
The Company’s debt includes borrowings under Term Loan A and a multi-currency Revolving Credit Facility, both maturing in August 2024. Borrowings under the facilities bear interest at a variable rate plus an applicable margin, for which the Company has entered into interest rate swap contracts to manage interest rate risk exposure. All borrowings under the credit facilities as of June 27, 2020 were denominated in U.S. Dollars, except for €72 million in Euro-denominated borrowings under the Revolving Credit Facility. The average interest rates as of June 27, 2020 for Term Loan A and the Revolving Credit Facility were 1.43% and 1.25%, respectively. Interest is paid for each instrument on a monthly basis. The Company is required to prepay certain amounts in the event of certain circumstances or transactions. Also, the Company may make prepayments against Term Loan A, in whole or in part, without premium or penalty.

See Note 9, Long-Term Debt in the Notes to Consolidated Financial Statements for further details related to the Company’s credit facilities.

Receivables Financing Facilities
The Company also has two Receivables Financing Facilities with financial institutions carrying total borrowing limits of up to $280 million. As collateral, the Company pledges perfected first-priority security interests in its U.S. domestically originated accounts receivable. The Company has accounted for transactions under its Receivables Financing Facilities as secured borrowings. As of June 27, 2020, $417 million of receivables were pledged as collateral, of which $229 million were borrowed against. The average interest rate associated with these borrowings as of June 27, 2020 was 1.13%. Interest is paid on these borrowings on a monthly basis. The first Receivables Financing Facility, which was originally entered into in December 2017 and was amended in May 2019, allows for borrowings of up to $180 million and will mature on March 29, 2021. The second Receivable Financing Facility, which was entered into in May 2019 and amended in May 2020, allows for borrowings of up to $100 million and will mature on May 17, 2021. Both the Revolving Credit Facility and Receivables Financing Facilities include terms and conditions that limit the incurrence of additional borrowings and require that certain financial ratios be maintained at designated levels.

See Note 9, Long-Term Debt in the Notes to Consolidated Financial Statements for further details related to the Company’s Receivables Financing Facilities.

Receivables Factoring
Transactions under the Receivables Factoring arrangements are accounted for as sales under ASC 860, Transfers and Servicing of Financial Assets, with the sold receivables removed from the Company’s balance sheet. Under these Receivables Factoring arrangements, the Company does not maintain any beneficial interest in the receivables sold. The banks’ purchase of eligible receivables is subject to a maximum amount of uncollected receivables. The Company services the receivables on behalf of the banks, but otherwise maintains no significant continuing involvement with respect to the receivables. Sale proceeds, that are representative of the fair value of factored receivables, less a factoring fee, are reflected in Net cash provided by operating activities on the Consolidated Statements of Cash Flows, while sale proceeds in excess of the fair value of factored receivables are reflected in Net cash provided by financing activities on the Consolidated Statements of Cash Flows.

In May 2020, the Company entered into a new Receivables Factoring arrangement with a bank, which allows for the factoring of up to €150 million of uncollected receivables originated from the EMEA and Asia-Pacific regions. This new Receivables Factoring arrangement expands upon the Company’s existing Receivables Factoring arrangements, which allow for the factoring of up to $125 million of uncollected receivables originated from the EMEA region.

As of June 27, 2020 and December 31, 2019 there were a total of $103 million and $60 million, respectively, of uncollected receivables that had been sold and removed from the Company’s Consolidated Balance Sheets.

See Note 15, Accounts Receivable Factoring in the Notes to Consolidated Financial Statements for further details.

Share Repurchases
On July 30, 2019, the Company announced that its Board of Directors authorized a share repurchase program for up to an aggregate amount of $1 billion of its outstanding shares of common stock.  The share repurchase program supersedes the Company’s prior share repurchase program, which was authorized in November 2011, and does not have a stated expiration date.  The level of the Company’s repurchases depends on a number of factors, including its financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors its management may deem relevant. The timing, volume, and nature of repurchases are subject to market conditions, applicable securities laws and other factors and may be amended, suspended or discontinued at any time. Repurchases may be effected from time to time through open market purchases, including pursuant to a pre-set trading plan meeting the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934. During the first quarter of 2020, the Company repurchased 948,740 shares of common stock for $200 million under this program. The Company did not repurchase any shares during the second quarter of 2020. As of June 27, 2020, the remaining amount of share repurchases authorized under the plan was $753 million.

Significant Customers

The Net sales to significant customers as a percentage of the Company’s total Net sales, by segment, were as follows:

	Six Months Ended
	June 27, 2020			June 29, 2019
	AIT	EVM	Total	AIT	EVM	Total
Customer A	4.9%	13.3%	18.2%	5.5%	12.4%	17.9%
Customer B	4.9%	9.5%	14.4%	6.3%	9.4%	15.7%
Customer C	5.9%	13.7%	19.6%	4.8%	9.5%	14.3%
These customers accounted for 11.7%, 4.2%, and 27.2% of outstanding accounts receivable, respectively, as of June 27, 2020. No other customer accounted for more than 10% of total Net sales during these periods, or more than 10% of total outstanding accounts receivables as of June 27, 2020. All three of the above customers are distributors of the Company’s products and not end users.

Safe Harbor

Forward-looking statements contained in this filing are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995 and are highly dependent upon a variety of important factors, which could cause actual results to differ materially from those expressed or implied in such forward-looking statements. When used in this document and documents referenced, the words “anticipate,” “believe,” “intend,” “estimate,” “will,” and “expect” and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements but are not the exclusive means of identifying these statements. The forward-looking statements include, but are not limited to, the Company’s financial outlook for the full year of 2020. These forward-looking statements are based on current expectations, forecasts and assumptions, and are subject to the risks and uncertainties inherent in the Company’s industry, market conditions, general domestic and international economic conditions, and other factors. These factors include:

•Market acceptance of the Company’s products and solution offerings and competitors’ offerings and the potential effects of technological changes,
•The effect of global market conditions, including North America; EMEA; Latin America; and Asia-Pacific regions in which we do business,
•The impact of foreign exchange rates due to the large percentage of our sales and operations being outside the U.S.,
•Our ability to control manufacturing and operating costs,
•Risks related to the manufacturing of the Company’s products and conducting business operations in non-U.S. countries, including the risk of depending on key suppliers who are also in non-U.S. countries,
•The Company’s ability to purchase sufficient materials, parts, and components to meet customer demand, particularly in light of global economic conditions,
•The availability of credit and the volatility of capital markets, which may affect our suppliers, customers, and ourselves,
•Success of integrating acquisitions,
•Interest rate and financial market conditions,
•Access to cash and cash equivalents held outside the U.S.,
•The effect of natural disasters, man-made disasters, public health issues (including pandemics), and cybersecurity incidents on our business,
•The impact of changes in foreign and domestic governmental policies, laws, or regulations,
•The outcome of litigation in which the Company may be involved, particularly litigation or claims related to infringement of third-party intellectual property rights, and
•The outcome of any future tax matters or tax law changes.
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
There were no material changes in the Company’s market risk during the quarter ended June 27, 2020. For additional information on market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in the Annual Report on Form 10-K for the year ended December 31, 2019.

Item 4.	Controls and Procedures
Management’s Report on Disclosure Controls

Our management is responsible for establishing and maintaining adequate disclosure controls as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management assessed the effectiveness of our disclosure controls as of June 27, 2020. Based on this assessment and those criteria, our management believes that, as of June 27, 2020, our disclosure controls are effective.

Changes in Internal Controls over Financial Reporting
During the quarter ended June 27, 2020, there have been no changes in our internal controls that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The effects of the COVID-19 pandemic have and may continue to adversely affect our business, financial results, and results of operations. In December 2019, a strain of the coronavirus (“COVID-19”) surfaced in Wuhan, China, and over the course of the first quarter 2020, the World Health Organization escalated its assessment of the COVID-19 threat, finally characterizing it as a pandemic on March 11, 2020. The situation relating to the COVID-19 pandemic is complex and rapidly evolving, with a broad number of governmental and commercial efforts to contain the spread of COVID-19 globally. In the second quarter of fiscal 2020, the COVID-19 pandemic adversely impacted our business, primarily related to lower customer demand and higher fulfillment costs. The duration and extent of the impact of the COVID-19 pandemic on our business, operations and financial results depends on factors that cannot be accurately predicted at this time, such as the severity and transmission rate of COVID-19, the extent and effectiveness of containment actions, the likelihood of a resurgence of COVID-19, and the impact of these and other factors on our employees, customers, industry partners, suppliers and third party dealers, distributors, and resellers.

The federal, state, and local governments as well as foreign governments have imposed several protocols and regulations restricting the physical movement of individuals in an effort to limit the spread of COVID-19. We have implemented a number of measures in an effort to protect our employees’ health and well-being, including having office workers work remotely, limiting employee travel, and withdrawing from industry events. In addition, as governments begin to ease their restrictions and we begin to allow our employees to come back to work in our offices in a phased approach, we will modify our business practices, including implementing social distancing protocols, office capacity restrictions, health screening, provision of personal protective equipment, tracking and tracing protocols, and extensively and frequently disinfecting our workspaces. However, there is no guarantee that such protocols will be successful in preventing the spread of COVID-19 amongst our employees. As a result of concerns over the pandemic, we have experienced higher than normal employee absentee rates for employees who are unable to work from home, and even as employees return to our offices, we may be prevented from conducting business activities at full capacity for an indefinite period of time. The potential negative effects to our operations, including reductions in production levels, research and development activities, and increased costs resulting from our efforts to mitigate the impact of COVID-19, may adversely affect our ability to provide our services and solutions.

Similarly, many of our suppliers, customers, distributors, and resellers have temporarily suspended or modified their business operations as a result of the continued spread of the COVID-19. We have experienced disruptions and delays in our supply chain and such disruptions and delays may resume or worsen, which could decrease our sales, earnings and liquidity or otherwise adversely affect our business and result in increased costs. In addition, we have also experienced, and may continue to experience, unpredictable reductions or increases in demand for certain of our products. Moreover, existing travel restrictions, prolonged quarantines and other government orders have, and may continue to, significantly impact our ability to support our sites and service customers in impacted locations. Our customers, distributors, and resellers may be limited in their abilities to make timely payments or they may seek to suspend or terminate existing agreements, and prospective customers may experience delays in their purchasing decisions. A decrease in demand or pricing for our products could materially adversely affect our business, financial condition, and results of operations.

In addition, the continued spread of COVID-19 has led to disruption and volatility in the worldwide credit and financial markets, which could limit our ability to obtain external financing and result in a higher rate of losses on our accounts receivables due to credit defaults, adversely affecting our liquidity. While the COVID-19 pandemic has not materially impacted our liquidity and capital resources to date, the duration and severity of any further economic or market impact of the pandemic remains uncertain and there can be no assurance that it will not have an adverse effect on our liquidity and capital resources, including our ability to access capital markets, in the future.

Certain known consequences from the COVID-19 pandemic on our business and operations are disclosed in the financial statements contained in this Form 10-Q and under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation.” If COVID-19 becomes more prevalent in the locations where our customers, suppliers, or we conduct business, we may experience more pronounced disruptions in our operations. If we are not able to respond to and manage the impact of such events effectively, our business and results of operations in future periods may be adversely affected. Moreover, the impacts of the COVID-19 pandemic may exacerbate other pre-existing risks, such as global economic conditions, political, regulatory, social, financial, operational and cybersecurity as well as similar risks relating to our suppliers and customers, any of which could have a material adverse effect on our business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information with respect to repurchases of the Company’s common stock for the three months ended June 27, 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (1)
March 29, 2020 - April 25, 2020	—	$—	—	$753
April 26, 2020 - May 23, 2020	—	—	—	753
May 24, 2020 - June 27, 2020	—	—	—	753
Total	—	$—	—	$753
(1)On July 30, 2019, the Company announced that its Board of Directors authorized a share repurchase program for up to an aggregate amount of $1 billion of its outstanding shares of common stock. The share repurchase program supersedes the Company’s prior share repurchase program, which was authorized in November 2011 and under which the Company had not repurchased any shares. Repurchases may be effected from time to time through open market purchases, including pursuant to a pre-set trading plan meeting the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934. During the second quarter of 2020, the Company did not make any share repurchases under the program, which does not have a stated expiration date.

Item 6.	Exhibits

10.1	Form of 2020 performance-vested restricted stock agreement for employees other than CEO

10.2	Form of 2020 stock appreciation rights agreement for employees other than CEO

10.3	Form of 2020 time-vested restricted stock agreement for employees other than CEO

10.4	Form of 2020 performance-vested restricted stock agreement for CEO

10.5	Form of 2020 stock appreciation rights agreement for CEO

10.6	Form of 2020 time-vested restricted stock agreement for CEO

10.7*
Master Framework Agreement dated April 29, 2020 among Zebra Technologies Europe Limited, Zebra Technologies Asia Pacific PTE.LTD., Zebra Technologies Corporation, Ester Finance Titrisation, Credit Agricole Corporate & Investment Bank and Credit Agricole Leasing & Factoring

10.8
English Receivables Purchase Agreement dated April 29, 2020 Zebra Technologies Europe Limited, Zebra Technologies Corporation, Credit Agricole Corporate & Investment Bank, Credit Agricole Leasing & Factoring, and Ester Finance Titrisation

10.9
Singapore Receivables Purchase Agreement dated April 29, 2020 Zebra Technologies Asia Pacific PTE.LTD., Zebra Technologies Corporation, Credit Agricole Corporate & Investment Bank, Credit Agricole Leasing & Factoring, and Ester Finance Titrisation

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from Zebra Technologies Corporation Quarterly Report on Form 10-Q, for the quarter ended June 27, 2020, formatted in Inline XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements. The instance document does not appear in the interactive data file because Inline XBRL tags are embedded in the iXBRL document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2020, formatted in Inline XBRL (included in Exhibit 101).

* Portions of this exhibit (indicated by asterisks) have been omitted in accordance with the rules of the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZEBRA TECHNOLOGIES CORPORATION

Date: July 28, 2020	By:	/s/ Anders Gustafsson
Anders Gustafsson
Chief Executive Officer

Date: July 28, 2020	By:	/s/ Olivier Leonetti
Olivier Leonetti
Chief Financial Officer