Form 10-Q
period 2020-09-26
ZEBRA TECHNOLOGIES CORP
filed 2020-11-03
CIK 877212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒
As of October 27, 2020, there were 53,316,406 shares of Class A Common Stock, $.01 par value, outstanding.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
QUARTER ENDED SEPTEMBER 26, 2020

PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements
ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	September 26, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$39	$30
Accounts receivable, net of allowances for doubtful accounts of $2 million as of September 26, 2020 and December 31, 2019	535	613
Inventories, net	484	474
Income tax receivable	59	32
Prepaid expenses and other current assets	75	46
Total Current assets	1,192	1,195
Property, plant and equipment, net	265	259
Right-of-use lease assets	113	107
Goodwill	2,998	2,622
Other intangibles, net	427	275
Deferred income taxes	84	127
Other long-term assets	166	126
Total Assets	$5,245	$4,711
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$481	$197
Accounts payable	546	552
Accrued liabilities	443	379
Deferred revenue	286	238
Income taxes payable	9	38
Total Current liabilities	1,765	1,404
Long-term debt	1,086	1,080
Long-term lease liabilities	110	100
Long-term deferred revenue	248	221
Other long-term liabilities	105	67
Total Liabilities	3,314	2,872
Stockholders’ Equity:
Preferred stock, $.01 par value; authorized 10,000,000 shares; none issued	—	—
Class A common stock, $.01 par value; authorized 150,000,000 shares; issued 72,151,857 shares	1	1
Additional paid-in capital	372	339
Treasury stock at cost, 18,853,395 and 18,148,925 shares as of September 26, 2020 and December 31, 2019, respectively	(917)	(689)
Retained earnings	2,537	2,232
Accumulated other comprehensive loss	(62)	(44)
Total Stockholders’ Equity	1,931	1,839
Total Liabilities and Stockholders’ Equity	$5,245	$4,711
See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Net sales:
Tangible products	$972	$981	$2,684	$2,868
Services and software	160	149	456	425
Total Net sales	1,132	1,130	3,140	3,293
Cost of sales:
Tangible products	543	497	1,480	1,456
Services and software	96	98	275	281
Total Cost of sales	639	595	1,755	1,737
Gross profit	493	535	1,385	1,556
Operating expenses:
Selling and marketing	119	124	350	373
Research and development	113	110	316	329
General and administrative	71	78	219	244
Amortization of intangible assets	20	26	52	84
Acquisition and integration costs	19	12	21	20
Exit and restructuring costs	1	—	7	2
Total Operating expenses	343	350	965	1,052
Operating income	150	185	420	504
Other expenses:
Foreign exchange (loss) gain	(3)	2	(15)	(2)
Interest expense, net	(10)	(28)	(69)	(85)
Other, net	1	—	8	2
Total Other expenses, net	(12)	(26)	(76)	(85)
Income before income tax	138	159	344	419
Income tax expense	22	23	39	44
Net income	$116	$136	$305	$375
Basic earnings per share	$2.18	$2.52	$5.70	$6.95
Diluted earnings per share	$2.16	$2.50	$5.65	$6.87
See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Net income	$116	$136	$305	$375
Other comprehensive income (loss), net of tax:
Changes in unrealized gains and losses on anticipated sales hedging transactions	(8)	15	(14)	7
Changes in unrealized gains and losses on forward interest rate swap hedging transactions	—	(1)	—	—
Foreign currency translation adjustment	4	(5)	(4)	(3)
Comprehensive income	$112	$145	$287	$379
See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except share data)
(Unaudited)

	Class A Common Stock Shares	Class A Common Stock Value	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2019	54,002,932	$1	$339	$(689)	$2,232	$(44)	$1,839
Issuances of treasury shares related to share-based compensation plans, net of forfeitures	15,792	—	—	—	—	—	—
Shares withheld to fund withholding tax obligations related to share-based compensation plans	(4,361)	—	—	(1)	—	—	(1)
Share-based compensation	—	—	7	—	—	—	7
Repurchases of common stock	(948,740)	—	—	(200)	—	—	(200)
Net income	—	—	—	—	89	—	89
Changes in unrealized gains and losses on anticipated sales hedging transactions (net of income taxes)	—	—	—	—	—	2	2
Foreign currency translation adjustment	—	—	—	—	—	(9)	(9)
Balance at March 28, 2020	53,065,623	$1	$346	$(890)	$2,321	$(51)	$1,727
Issuances of treasury shares related to share-based compensation plans, net of forfeitures	399,634	—	(9)	13	—	—	4
Shares withheld to fund withholding tax obligations related to share-based compensation plans	(142,206)	—	—	(34)	—	—	(34)
Share-based compensation	—	—	13	—	—	—	13
Net income	—	—	—	—	100	—	100
Changes in unrealized gains and losses on anticipated sales hedging transactions (net of income taxes)	—	—	—	—	—	(8)	(8)
Foreign currency translation adjustment	—	—	—	—	—	1	1
Balance at June 27, 2020	53,323,051	$1	$350	$(911)	$2,421	$(58)	$1,803
Issuances of treasury shares related to share-based compensation plans, net of forfeitures	(22,960)	—	9	(6)	—	—	3
Shares withheld to fund withholding tax obligations related to share-based compensation plans	(1,629)	—	—	—	—	—	—
Share-based compensation	—	—	13	—	—	—	13
Net income	—	—	—	—	116	—	116
Changes in unrealized gains and losses on anticipated sales hedging transactions (net of income taxes)	—	—	—	—	—	(8)	(8)
Foreign currency translation adjustment	—	—	—	—	—	4	4
Balance at September 26, 2020	53,298,462	$1	$372	$(917)	$2,537	$(62)	$1,931

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except share data)
(Unaudited)

	Class A Common Stock Shares	Class A Common Stock Value	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2018	53,871,184	$1	$294	$(613)	$1,688	$(35)	$1,335
Issuances of treasury shares related to share-based compensation plans, net of forfeitures	110,382	—	1	3	—	—	4
Shares withheld to fund withholding tax obligations related to share-based compensation plans	(5,829)	—	—	(1)	—	—	(1)
Share-based compensation	—	—	10	—	—	—	10
Net income	—	—	—	—	115	—	115
Changes in unrealized gains and losses on anticipated sales hedging transactions (net of income taxes)	—	—	—	—	—	4	4
Balance at March 30, 2019	53,975,737	$1	$305	$(611)	$1,803	$(31)	$1,467
Issuances of treasury shares related to share-based compensation plans, net of forfeitures	345,067	—	(5)	9	—	—	4
Shares withheld to fund withholding tax obligations related to share-based compensation plans	(212,975)	—	—	(41)	—	—	(41)
Share-based compensation	—	—	14	—	—	—	14
Net income	—	—	—	—	124	—	124
Changes in unrealized gains and losses on anticipated sales hedging transactions (net of income taxes)	—	—	—	—	—	(12)	(12)
Changes in unrealized gains and losses on forward interest rate swap hedging transactions (net of income taxes)	—	—	—	—	—	1	1
Foreign currency translation adjustment	—	—	—	—	—	2	2
Balance at June 29, 2019	54,107,829	$1	$314	$(643)	$1,927	$(40)	$1,559
Issuances of treasury shares related to share-based compensation plans, net of forfeitures	44,215	—	(2)	1	—	—	(1)
Shares withheld to fund withholding tax obligations related to share-based compensation plans	(3,864)	—	—	(1)	—	—	(1)
Share-based compensation	—	—	12	—	—	—	12
Repurchases of common stock	(101,062)	—	—	(20)	—	—	(20)
Net income	—	—	—	—	136	—	136
Changes in unrealized gains and losses on anticipated sales hedging transactions (net of income taxes)	—	—	—	—	—	15	15
Changes in unrealized gains and losses on forward interest rate swap hedging transactions (net of income taxes)	—	—	—	—	—	(1)	(1)
Foreign currency translation adjustment	—	—	—	—	—	(5)	(5)
Balance at September 28, 2019	54,047,118	$1	$324	$(663)	$2,063	$(31)	$1,694

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	September 26, 2020	September 28, 2019
Cash flows from operating activities:
Net income	$305	$375
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	103	139
Amortization of debt issuance costs and discounts	2	6
Share-based compensation	33	36
Deferred income taxes	(2)	—
Unrealized loss on forward interest rate swaps	37	28
Other, net	(5)	(4)
Changes in operating assets and liabilities:
Accounts receivable, net	96	(73)
Inventories, net	(7)	65
Other assets	3	(20)
Accounts payable	(7)	(51)
Accrued liabilities	(40)	(62)
Deferred revenue	58	43
Income taxes	(58)	(58)
Other operating activities	13	(4)
Net cash provided by operating activities	531	420
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(548)	(255)
Purchases of property, plant and equipment	(49)	(44)
Proceeds from sale of long-term investments	6	10
Purchases of long-term investments	(32)	(21)
Net cash used in investing activities	(623)	(310)
Cash flows from financing activities:
Payment of debt issuance costs and discounts	(1)	(5)
Payments of long-term debt	(103)	(661)
Proceeds from issuance of long-term debt	389	593
Payments of debt extinguishment costs	—	(1)
Payments for repurchases of common stock	(200)	(20)
Net payments related to share-based compensation plans	(28)	(36)
Change in unremitted cash collections from servicing factored receivables	73	8
Other financing activities	1	2
Net cash provided by (used in) financing activities	131	(120)
Effect of exchange rate changes on cash and cash equivalents, including restricted cash	(1)	(1)
Net increase (decrease) in cash and cash equivalents, including restricted cash	38	(11)
Cash and cash equivalents, including restricted cash, at beginning of period	30	44
Cash and cash equivalents, including restricted cash, at end of period	$68	$33
Less restricted cash, included in Prepaid expenses and other current assets	(29)	—
Cash and cash equivalents at end of period	$39	$33
Supplemental disclosures of cash flow information:
Income taxes paid	$100	$102
Interest paid	$28	$49
See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 Description of Business and Basis of Presentation

Zebra Technologies Corporation and its subsidiaries (“Zebra” or the “Company”) is a global leader providing innovative Enterprise Asset Intelligence solutions in the automatic identification and data capture solutions industry. We design, manufacture, and sell a broad range of products that capture and move data. We also provide a full range of services, including maintenance, technical support, repair, and managed services, including cloud-based subscriptions and solutions. End-users of our products and services include those in retail and e-commerce, transportation and logistics, manufacturing, healthcare, hospitality, warehouse and distribution, energy and utilities, and education industries around the world. We provide our products and services globally through a direct sales force and an extensive network of channel partners.

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

In the opinion of the Company, these interim financial statements include all adjustments (of a normal, recurring nature) necessary to fairly present its Consolidated Balance Sheet as of September 26, 2020, the Consolidated Statements of Operations, Comprehensive Income, and Stockholders’ Equity for the three and nine months ended September 26, 2020 and September 28, 2019, and the Consolidated Statements of Cash Flows for the nine months ended September 26, 2020 and September 28, 2019. These results, however, are not necessarily indicative of the results expected for the full fiscal year ending December 31, 2020.

Note 2 Significant Accounting Policies

Recently Adopted Accounting Pronouncements

On January 1, 2020, the Company adopted Accounting Standards Update (“ASU”) 2016-13, Financial Instruments-Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. It replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. With respect to the Company’s financial assets, including trade receivables and contract assets, a cumulative effect transition approach was applied. In order to determine the transition impact of ASU 2016-13, the Company considered historical loss experience, the short duration of its trade receivables and durations of other financial assets, and expectations of the future economic environment.  The adoption of ASU 2016-13 did not have a significant impact to the Company’s financial statements upon transition or for the nine months ended September 26, 2020.

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

Disaggregation of Revenue
The following table presents our Net sales disaggregated by category for each of our segments, Asset Intelligence & Tracking (“AIT”) and Enterprise Visibility & Mobility (“EVM”), for the three and nine months ended September 26, 2020 and September 28, 2019 (in millions):

	Three Months Ended
	September 26, 2020			September 28, 2019
Segment	Tangible Products	Services and Software	Total	Tangible Products	Services and Software	Total
AIT	$314	$32	$346	$337	$36	$373
EVM	658	130	788	644	113	757
Corporate, eliminations(1)	—	(2)	(2)	—	—	—
Total	$972	$160	$1,132	$981	$149	$1,130

	Nine Months Ended
	September 26, 2020			September 28, 2019
Segment	Tangible Products	Services and Software	Total	Tangible Products	Services and Software	Total
AIT	$898	$94	$992	$1,001	$99	$1,100
EVM	1,786	364	2,150	1,867	326	2,193
Corporate, eliminations(1)	—	(2)	(2)	—	—	—
Total	$2,684	$456	$3,140	$2,868	$425	$3,293

(1)Amounts included in Corporate, eliminations consist of purchase accounting adjustments.

In addition, refer to Note 16, Segment Information & Geographic Data for Net sales to customers by geographic region.

Performance Obligations
The Company’s remaining performance obligations primarily relate to repair and support services, as well as solutions offerings. The aggregated transaction price allocated to remaining performance obligations for these types of arrangements with an original term exceeding one year was $874 million and $724 million, inclusive of deferred revenue, as of September 26, 2020 and December 31, 2019, respectively. On average, remaining performance obligations as of September 26, 2020 and December 31, 2019 are expected to be recognized over a period of approximately two years.

Contract Balances
Progress on satisfying performance obligations under contracts with customers is recorded on the Consolidated Balance Sheets in Accounts receivable, net for billed revenues. Progress on satisfying performance obligations under contracts with customers related to unbilled revenues (“contract assets”) is reflected on the Consolidated Balance Sheets as Prepaid expenses and other current assets for revenues expected to be billed within the next 12 months, and Other long-term assets for revenues expected to be billed thereafter. The total contract asset balances were $13 million and $8 million as of September 26, 2020 and December 31, 2019, respectively. These contract assets result from timing differences between the billing and delivery schedules of products, services and software, as well as the impact from the allocation of the transaction price among performance obligations for contracts that include multiple performance obligations. Contract assets are evaluated for impairment and no impairment losses have been recognized during the three and nine months ended September 26, 2020 and September 28, 2019.

Deferred revenue on the Consolidated Balance Sheets consists of payments and billings in advance of our performance. The combined short-term and long-term deferred revenue balances were $534 million and $459 million as of September 26, 2020 and December 31, 2019, respectively. During the three and nine months ended September 26, 2020, the Company recognized $47 million and $204 million in revenue, respectively, which was previously included in the beginning balance of deferred revenue as of December 31, 2019. During the three and nine months ended September 28, 2019, the Company recognized $41 million and $168 million in revenue, respectively, which was previously included in the beginning balance of deferred revenue as of December 31, 2018.

Note 4 Inventories

The components of Inventories, net are as follows (in millions):

	September 26, 2020	December 31, 2019
Raw material	$120	$128
Work in process	4	4
Finished goods	360	342
Total Inventories, net	$484	$474

Note 5 Acquisition

On September 1, 2020, the Company acquired all of the equity interests in Reflexis Systems, Inc. (“Reflexis”), a provider of task and workforce management, execution, and communication solutions for customers in the retail, food service, hospitality, and banking industries. Through its acquisition of Reflexis, the Company intends to enhance its solution offerings to customers in those industries by combining Reflexis’ platform with its existing software solutions.

The Reflexis acquisition was accounted for under the acquisition method of accounting for business combinations. The Company’s cash purchase consideration was $548 million, net of Reflexis’ cash on-hand.

In connection with its acquisition of Reflexis, and in exchange for the cancellation of unvested Reflexis stock options, the Company granted replacement share-based compensation awards to certain Reflexis employees in the form of Zebra incentive stock options. A total of 38,228 replacement incentive stock options were granted, with a weighted average acquisition-date fair value per option of $230. The total fair value of approximately $9 million is primarily attributable to service to be rendered subsequent to acquisition and will be expensed over the remaining service period. As of the acquisition date, the weighted average future service period associated with the replacement options was 1.7 years, and the weighted average remaining contractual life was 7.7 years.

The Company incurred approximately $19 million of acquisition-related costs during the third quarter of 2020, which primarily consisted of payments to settle certain existing Reflexis share-based compensation awards whose vesting was accelerated at the discretion of Reflexis contemporaneously with the acquisition. Those payments, as well as $5 million of other acquisition-related costs primarily related to third-party transaction and advisory fees, are included within Acquisition and integration costs on the Consolidated Statements of Operations.

The acquisition of Reflexis was funded, in part, by the issuance of a new term loan (the “2020 Term Loan”) in the amount of $200 million. The acquisition of Reflexis was otherwise funded using the Company’s cash on hand and borrowing under the Company’s existing Revolving Credit Facility. See additional details related to the Company’s debt arrangements in Note 10, Long-Term Debt.

The Company utilized estimated fair values as of September 1, 2020 to allocate the total purchase consideration to the identifiable assets acquired and liabilities assumed. The fair value of the net assets acquired was based on a number of estimates and assumptions, as well as customary valuation procedures and techniques, primarily income-based methodologies such as the excess earnings method for technology and patent intangible assets, as well as exit cost methodologies for liabilities such as deferred revenues. While we believe these estimates provide a reasonable basis to record the net assets acquired, the purchase price allocation is considered preliminary and subject to adjustment during the measurement period, which is up to one year from the acquisition date. The primary fair value estimates considered preliminary include intangible assets and income tax-related items.

The preliminary purchase price allocation to assets acquired and liabilities assumed was as follows (in millions):

Identifiable intangible assets	$204
Accounts receivable	20
Property, plant and equipment	10
Other assets acquired	17
Deferred revenue	(16)
Deferred tax liabilities	(49)
Other liabilities assumed	(14)
Net assets acquired	$172
Goodwill on acquisition	376
Total purchase consideration	$548

The $376 million of goodwill, which will be non-deductible for tax purposes, has been allocated to the EVM segment and principally relates to the planned integration of Reflexis’ solution offerings with the Company’s existing solution offerings as well as the expansion in current and new markets and industries.

The preliminary purchase price allocation to identifiable intangible assets acquired was:

	Fair Value (in millions)	Useful Life (in years)
Technology and patents	$160	8
Customer and other relationships	43	2
Trade names	1	2
Total identifiable intangible assets	$204

Note 6 Investments

The carrying value of the Company’s investments was $80 million and $45 million as of September 26, 2020 and December 31, 2019, respectively, which are included in Other long-term assets on the Consolidated Balances Sheets. During the nine months ended September 26, 2020, the Company paid $32 million for the purchases of long-term investments, which primarily related to the acquisition of additional shares in an existing investment in the second quarter of 2020. In connection with this additional investment in the second quarter of 2020, the Company identified an observable price change that resulted in a $7 million gain on its existing investment. During the nine months ended September 26, 2020, the Company also received cash proceeds of $6 million related to the sale of a long-term investment.

Net gains and losses related to the Company’s investments are included within Other, net on the Consolidated Statements of Operations. During the three and nine months ended September 26, 2020, the Company recognized net investment gains of $1 million and $8 million, respectively. During the three and nine months ended September 28, 2019, the Company recognized net investment gains of $0 million and $3 million, respectively.

Note 7 Exit and Restructuring Costs
In the fourth quarter of 2019, the Company committed to certain organizational changes designed to generate operational efficiencies (collectively referred to as the “2019 Productivity Plan”).  The organizational design changes under the 2019 Productivity Plan have principally occurred within the North America and Europe, Middle East, and Africa (“EMEA”) regions, relate primarily to employee severance and related benefits, and are expected to be substantially completed by the end of 2020.  Exit and restructuring charges for the 2019 Productivity Plan were $1 million and $7 million during the three and nine months ended September 26, 2020, respectively, and $15 million cumulatively through the quarter ended September 26, 2020. Estimated remaining costs to be incurred in the fourth quarter of 2020 under the 2019 Productivity Plan are expected to be up to $3 million.

As of September 26, 2020, the Company’s total remaining obligations under its exit and restructuring programs were $4 million, which are expected to be mostly settled within the next year and are reflected within Accrued liabilities on the Consolidated Balance Sheets.

Note 8 Fair Value Measurements

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
The Company’s financial assets and liabilities carried at fair value as of September 26, 2020, are classified below (in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Money market investments related to the deferred compensation plan	$26	$—	$—	$26
Total Assets at fair value	$26	$—	$—	$26
Liabilities:
Foreign exchange contracts (1)	$—	$14	$—	$14
Forward interest rate swap contracts (2)	—	50	—	50
Liabilities related to the deferred compensation plan	26	—	—	26
Total Liabilities at fair value	$26	$64	$—	$90
The Company’s financial assets and liabilities carried at fair value as of December 31, 2019, are classified below (in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange contracts (1)	$—	$3	$—	$3
Money market investments related to the deferred compensation plan	24	—	—	24
Total Assets at fair value	$24	$3	$—	$27
Liabilities:
Forward interest rate swap contracts (2)	$—	$13	$—	$13
Liabilities related to the deferred compensation plan	24	—	—	24
Total Liabilities at fair value	$24	$13	$—	$37
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
In accordance with ASC 815, the Company recognizes derivative instruments as either assets or liabilities on the Consolidated Balance Sheets and measures them at fair value. The following table presents the fair value of its derivative instruments (in millions):

	(Liability) Asset
		Fair Values as of
	Balance Sheet Classification	September 26, 2020	December 31, 2019
Derivative instruments designated as hedges:
Foreign exchange contracts	Prepaid expenses and other current assets	$—	$3
Foreign exchange contracts	Accrued liabilities	(14)	—
Total derivative instruments designated as hedges		$(14)	$3

Derivative instruments not designated as hedges:
Forward interest rate swaps	Accrued liabilities	(17)	(5)
Forward interest rate swaps	Other long-term liabilities	(33)	(8)
Total derivative instruments not designated as hedges		$(50)	$(13)
Total net derivative liability		$(64)	$(10)
The following table presents the losses from changes in fair values of derivatives that are not designated as hedges (in millions):

	Losses Recognized in Income
		Three Months Ended		Nine Months Ended
	Statements of Operations Classification	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Derivative instruments not designated as hedges:
Foreign exchange contracts	Foreign exchange (loss) gain	$(1)	$(1)	$(9)	$(4)
Forward interest rate swaps	Interest expense, net	(4)	(4)	(46)	(27)
Total losses recognized in income		$(5)	$(5)	$(55)	$(31)

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

The Company’s master netting and other similar arrangements with the respective counterparties allow for net settlement under certain conditions, which are designed to reduce credit risk by permitting net settlement with the same counterparty. We present the assets and liabilities of our derivative financial instruments, for which we have net settlement agreements in place, on a net basis on the Consolidated Balance Sheets. If the derivative financial instruments had been presented gross on the Consolidated Balance Sheets, the asset and liability positions each would have been increased by $3 million as of September 26, 2020 and December 31, 2019.

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

The Company manages the exchange rate risk of anticipated Euro-denominated sales using forward contracts, which typically mature within twelve months of execution. The Company designates these derivative contracts as cash flow hedges. Unrealized gains and losses on these contracts are deferred in Accumulated other comprehensive income (loss) (“AOCI”) on the Consolidated Balance Sheets until the contract is settled and the hedged sale is realized. The realized gain or loss is then recorded as an adjustment to Net sales on the Consolidated Statements of Operations. Realized amounts reclassified to Net sales were $8 million of losses and $10 million of gains for the three months ended September 26, 2020 and September 28, 2019, respectively. For the nine months ended September 26, 2020 and September 28, 2019, realized gains were $6 million and $32 million, respectively. As of September 26, 2020 and December 31, 2019, the notional amounts of the Company’s foreign exchange cash flow hedges were €543 million and €564 million, respectively. The Company has reviewed its cash flow hedges for effectiveness and determined that they are highly effective.

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

	September 26, 2020		December 31, 2019
Notional balance of outstanding contracts:
British Pound/U.S. Dollar		£11		£14
Euro/U.S. Dollar		€24		€36
Canadian Dollar/U.S. Dollar		$1		$1
Australian Dollar/U.S. Dollar	A$	4	A$	42
Japanese Yen/U.S. Dollar		¥233		¥264
Singapore Dollar/U.S. Dollar	S$	14	S$	19
Mexican Peso/U.S. Dollar	Mex$	114	Mex$	115
Chinese Yuan/U.S. Dollar		¥46		¥—
South African Rand/U.S. Dollar	R	46	R	42
Net fair value of assets of outstanding contracts		$—		$—
The Company’s use of non-designated forward contracts to manage Euro currency exposure is limited, as Euro-denominated borrowings under the Revolving Credit Facility naturally hedge part of such risk. See Note 10, Long-Term Debt for further discussion of Euro-denominated borrowings.

Interest Rate Risk Management
The Company’s debt consists of borrowings under term loans (“Term Loan A” and the “2020 Term Loan”), Revolving Credit Facility and Receivables Financing Facilities, which bear interest at variable rates plus applicable margins. As a result, the Company is exposed to market risk associated with the variable interest rate payments on these borrowings. See Note 10, Long-Term Debt for further details about these borrowings.

The Company manages its exposure to changes in interest rates by utilizing interest rate swaps to hedge this exposure and to achieve a desired proportion of fixed versus floating-rate debt, based on current and projected market conditions.

In December 2017, the Company entered into a long-term forward interest rate swap agreement with a notional amount of $800 million to lock into a fixed LIBOR interest rate base for its debt facilities, subject to monthly interest payments. Under the terms of the agreement, $800 million in variable-rate debt will be swapped for a fixed interest rate with net settlement terms starting in December 2018 and ending in December 2022. During the third quarter of 2019, the Company entered into additional long-term forward interest rate swap agreements with a total notional amount of $800 million, containing net settlement terms starting in December 2022 and ending in August 2024. The additional interest rate swap agreements effectively extend the risk management initiative of the Company to coincide with the maturities of Term Loan A and the Revolving Credit Facility. These interest rate swaps are not designated as hedges and changes in fair value are recognized immediately as Interest expense, net on the Consolidated Statements of Operations.

Note 10 Long-Term Debt

The following table shows the carrying value of the Company’s debt (in millions):

	September 26, 2020	December 31, 2019
Term Loan A	$917	$917
Revolving Credit Facility	194	103
Receivables Financing Facilities	264	266
2020 Term Loan	200	—
Total debt	$1,575	$1,286
Less: Debt issuance costs	(5)	(6)
Less: Unamortized discounts	(3)	(3)
Less: Current portion of debt	(481)	(197)
Total long-term debt	$1,086	$1,080
As of September 26, 2020, the future maturities of debt, excluding debt discounts and issuance costs, were as follows (in millions):

2020	$78
2021	416
2022	56
2023	81
2024	944
Total future debt maturities	$1,575
All borrowings as of September 26, 2020 were denominated in U.S. Dollars, except for €72 million under the Revolving Credit Facility that was borrowed in Euros.

The estimated fair value of the Company’s debt approximated $1.6 billion and $1.3 billion as of September 26, 2020 and December 31, 2019, respectively. These fair value amounts, developed based on inputs classified as Level 2 within the fair value hierarchy, represent the estimated value at which the Company’s lenders could trade its debt within the financial markets and do not represent the settlement value of these liabilities to the Company. The fair value of the debt will continue to vary each period based on a number of factors, including fluctuations in market interest rates as well as changes to the Company’s credit ratings.

2020 Term Loan
In September 2020, the Company entered into a new term loan (“2020 Term Loan”) with a principal of $200 million, with the proceeds used to partly fund the acquisition of Reflexis. Principal on the 2020 Term Loan is due to be repaid in quarterly installments starting in December 2020, with the majority of principal due upon the August 31, 2021 maturity date. The Company may make prepayments against the 2020 Term Loan, in whole or in part, without premium or penalty. The Company would be required to prepay certain outstanding amounts in the event of certain circumstances or transactions. As of September 26, 2020, the 2020 Term Loan interest rate was 2.25%. Interest payments are made monthly and are subject to a variable rate plus an applicable margin. Costs associated with issuing the 2020 Term Loan were approximately $1 million, which were capitalized and will be amortized over the term of the loan.

Uncommitted Short-Term Credit Facility
The Company also entered into an uncommitted short-term credit facility (“Uncommitted Facility”) in August 2020. The Uncommitted Facility matures on August 26, 2021 and allows for borrowings of up to $20 million. Each borrowing must be repaid within 90 days, or earlier if the facility matures beforehand, and bears interest at a variable rate plus an applicable margin. Along with the Company’s Revolving Credit Facility, the Uncommitted Facility is available for working capital and other general business purposes. As of September 26, 2020, the Company had no outstanding borrowings under the Uncommitted Facility.

Long-Term Credit Facilities
In addition to the 2020 Term Loan, the Company’s long-term credit facilities consist of Term Loan A and the Revolving Credit Facility, both of which have a maturity of August 9, 2024.

The principal on Term Loan A is due in quarterly installments, with the next quarterly installment due in June 2021 and the majority due upon maturity. The Company may make prepayments against Term Loan A, in whole or in part, without premium or penalty. The Company would be required to prepay certain outstanding amounts in the event of certain circumstances or transactions. As of September 26, 2020, the Term Loan A interest rate was 1.40%. Interest payments are made monthly and are subject to variable rates plus an applicable margin.

The Revolving Credit Facility is available for working capital and other general business purposes, including letters of credit. As of September 26, 2020, the Company had letters of credit totaling $4 million, which reduced funds available for borrowings under the Revolving Credit Facility from $1 billion to $996 million. As of September 26, 2020, the Revolving Credit Facility had an average interest rate of 1.34%. Interest payments are made monthly and are subject to variable rates plus an applicable margin. All remaining principal is due upon maturity.

During the third quarter of 2019, the Company entered into its second amendment to the Amended and Restated Credit Agreement (“Amendment No. 2”). Amendment No. 2 increased the Company’s borrowing under Term Loan A from $608 million to $1 billion and increased the Company’s borrowing capacity under the Revolving Credit Facility from $800 million to $1 billion. Amendment No. 2 also extended the maturities of Term Loan A and the Revolving Credit Facility to August 9, 2024. Additionally, in conjunction with entering into Amendment No. 2, a payment of $445 million was made to fully pay off the Company’s Term Loan B.

The refinancing of the Company’s long-term credit facilities during the third quarter of 2019 resulted in non-cash accelerated amortization of debt discount and debt issuance costs of $4 million and one-time charges of $3 million, which included certain third party fees and the accelerated amortization of losses on terminated interest rate swaps released from AOCI. These items are included in Interest Expense, net on the Consolidated Statements of Operations. Additionally, issuance costs of $6 million incurred related to this debt refinancing were capitalized and will be amortized over the remaining term of Term Loan A and the Revolving Credit Facility.

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

As of September 26, 2020, the Company’s Consolidated Balance Sheets included $494 million of receivables that were pledged under the two Receivables Financing Facilities. As of September 26, 2020, $264 million had been borrowed, all of which was classified as current. Borrowings under the Receivables Financing Facilities bear interest at a variable rate plus an applicable margin. As of September 26, 2020, the Receivables Financing Facilities had an average interest rate of 1.04%. Interest is paid on these borrowings on a monthly basis.

Each of the Company’s borrowing arrangements described above include terms and conditions that limit the incurrence of additional borrowings and require that certain financial ratios be maintained at designated levels.

The Company uses interest rate swaps to manage the interest rate risk associated with its debt. See Note 9, Derivative Instruments for further information.

As of September 26, 2020, the Company was in compliance with all debt covenants.

Note 11 Commitments and Contingencies

Warranties
The following table is a summary of the Company’s accrued warranty obligations, which are included in Accrued liabilities on the Consolidated Balance Sheets (in millions):

	Nine Months Ended
	September 26, 2020	September 28, 2019
Balance at the beginning of the period	$21	$22
Warranty expense	22	18
Warranties fulfilled	(20)	(18)
Balance at the end of the period	$23	$22

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

Note 12 Income Taxes

The Company’s effective tax rates for the three and nine months ended September 26, 2020 were 15.9% and 11.3%, respectively. The variances from the 21% federal statutory rate was attributable to the benefits of lower tax rates on foreign earnings and U.S. tax credits. These benefits were partially offset by the impacts of foreign earnings and deemed royalties taxed in the U.S. The Company’s effective tax rate also benefited from certain discrete items, primarily related to share-based compensation.

The Company’s effective tax rates for the three and nine months ended September 28, 2019 were 14.5% and 10.5%, respectively. The variances from the 2019 federal statutory rate of 21% were each attributable to the benefits of lower tax rates on foreign earnings and U.S. tax credits. These benefits were partially offset by the impacts of foreign earnings and deemed royalties taxed in the U.S. The Company’s effective tax rate also benefited from certain discrete items, primarily related to share-based compensation.

On March 27, 2020, the President of the United States signed into tax law the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”). The Company does not believe any of the provisions will materially impact its 2020 effective tax rate. Management continues to monitor developments and guidance on the CARES Act and other coronavirus tax relief throughout the world for potential impacts.

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

Uncertain Tax Positions
The Company is currently undergoing U.S. federal income tax audits for tax years 2017 and 2018. The U.S. federal income tax audit for tax year 2016 concluded during the third quarter of 2020 and did not have a material impact to the financial statements. Additionally, fiscal years 2004 through 2018 remain open to examination by multiple foreign and U.S. state taxing jurisdictions. As of September 26, 2020, no significant uncertain tax positions are expected to be settled within the next twelve months. Due to uncertainties in any tax audit or litigation outcome, the Company’s estimates of the ultimate settlements of uncertain tax positions may change and the actual tax benefits may differ significantly from estimates.

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

Earnings per share (in millions, except share data):

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Basic:
Net income	$116	$136	$305	$375
Weighted-average shares outstanding	53,300,036	54,085,500	53,460,891	53,999,044
Basic earnings per share	$2.18	$2.52	$5.70	$6.95

Diluted:
Net income	$116	$136	$305	$375
Weighted-average shares outstanding	53,300,036	54,085,500	53,460,891	53,999,044
Dilutive shares	416,270	552,323	486,895	611,047
Diluted weighted-average shares outstanding	53,716,306	54,637,823	53,947,786	54,610,091
Diluted earnings per share	$2.16	$2.50	$5.65	$6.87

Anti-dilutive options to purchase common shares are excluded from diluted earnings per share calculations. There were 74,588 and 92,014 shares that were anti-dilutive for the three months ended September 26, 2020 and September 28, 2019, respectively. There were 105,219 and 53,356 shares that were anti-dilutive for the nine months ended September 26, 2020 and September 28, 2019, respectively.

Note 14 Accumulated Other Comprehensive Income (Loss)

Stockholders’ equity includes certain items classified as AOCI, including:

•Unrealized (loss) gain on anticipated sales hedging transactions relates to derivative instruments used to hedge the exposure related to currency exchange rates for forecasted Euro sales. These hedges are designated as cash flow hedges, and the Company defers income statement recognition of gains and losses until the hedged transaction occurs. See Note 9, Derivative Instruments for more details.

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

The components of AOCI for the nine months ended September 26, 2020 and September 28, 2019 are as follows (in millions):

	Unrealized (loss) gain on sales hedging	Unrealized gain (loss) on forward interest rate swaps	Foreign currency translation adjustments	Total
Balance at December 31, 2018	$12	$—	$(47)	$(35)
Other comprehensive income (loss) before reclassifications	41	—	(3)	38
Amounts reclassified from AOCI(1)	(32)	2	—	(30)
Tax effect	(2)	(2)	—	(4)
Other comprehensive income (loss), net of tax	7	—	(3)	4
Balance at September 28, 2019	$19	$—	$(50)	$(31)

Balance at December 31, 2019	$2	$—	$(46)	$(44)
Other comprehensive loss before reclassifications	(11)	—	(4)	(15)
Amounts reclassified from AOCI(1)	(6)	—	—	(6)
Tax effect	3	—	—	3
Other comprehensive loss, net of tax	(14)	—	(4)	(18)
Balance at September 26, 2020	$(12)	$—	$(50)	$(62)
(1) See Note 9, Derivative Instruments regarding timing of reclassifications to operating results.

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

In May 2020, the Company entered into a new Receivables Factoring arrangement with a bank, which allows for the factoring of up to €150 million of uncollected receivables originated from the EMEA and Asia-Pacific regions. The Company is required to maintain a portion of sales proceeds as deposits in a restricted cash account that is released to the Company as it satisfies its obligations as servicer of sold receivables, which totaled $29 million as of September 26, 2020 and is classified within Prepaid expenses and other current assets on the Consolidated Balance Sheets.

The Company’s other active Receivable Factoring arrangements, which were entered into prior to 2020, also allow for the factoring of up to $125 million of uncollected receivables originated from the EMEA region.

During the nine months ended September 26, 2020 and September 28, 2019, the Company received cash proceeds of $857 million and $248 million, respectively, from the sales of accounts receivables under its factoring arrangements. As of September 26, 2020 and December 31, 2019, there were a total of $92 million and $60 million, respectively, of uncollected receivables that had been sold and removed from the Company’s Consolidated Balance Sheets.

As servicer of sold receivables, the Company had $106 million and $33 million of obligations that were not yet remitted to banks as of September 26, 2020 and December 31, 2019, respectively. These obligations are included within Accrued liabilities on the Consolidated Balance Sheets, with changes in such obligations reflected within Net cash provided by (used in) financing activities on the Consolidated Statements of Cash Flows.

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

Financial information by segment is presented as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Net sales:
AIT	$346	$373	$992	$1,100
EVM	788	757	2,150	2,193
Total segment Net sales	1,134	1,130	3,142	3,293
Corporate, eliminations(1)	(2)	—	(2)	—
Total Net sales	$1,132	$1,130	$3,140	$3,293
Operating income:
AIT(2)	$79	$93	$216	$269
EVM(2)	120	133	301	347
Total segment operating income	199	226	517	616
Corporate, eliminations(1)	(49)	(41)	(97)	(112)
Total Operating income	$150	$185	$420	$504
(1)To the extent applicable, amounts included in Corporate, eliminations consist of purchase accounting adjustments, amortization of intangible assets, acquisition and integration costs, impairment of goodwill and other intangibles, exit and restructuring costs, and product sourcing diversification costs.
(2)AIT and EVM segment operating income includes depreciation and share-based compensation expense. The amounts of depreciation and share-based compensation expense attributable to AIT and EVM are proportionate to each segment’s Net sales.

Information regarding the Company’s operations by geographic area is contained in the following table. Net sales amounts are attributed to geographic area based on customer location. We manage our business based on regions rather than by individual countries.

Geographic data for Net sales is as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
North America	$629	$591	$1,650	$1,641
EMEA	340	346	1,034	1,082
Asia-Pacific	115	133	322	399
Latin America	48	60	134	171
Total Net sales	$1,132	$1,130	$3,140	$3,293

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Zebra Technologies Corporation and its subsidiaries (“Zebra” or “Company”) is a global leader respected for innovative Enterprise Asset Intelligence (“EAI”) solutions in the automatic identification and data capture solutions industry. We design, manufacture, and sell a broad range of products that capture and move data, including: mobile computers; barcode scanners and imagers; radio frequency identification device (“RFID”) readers; specialty printers for barcode labeling and personal identification; real-time location systems; related accessories and supplies, such as self-adhesive labels and other consumables; and software utilities and applications. We also provide a full range of services, including maintenance, technical support, and repair, managed and professional services, including cloud-based subscriptions and solutions. End-users of our products and services include those in the retail and e-commerce, transportation and logistics, manufacturing, healthcare, hospitality, warehouse and distribution, energy and utilities, government, and education enterprises around the world.

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

The EVM segment is an industry leader in automatic information and data capture solutions. Its major product lines include mobile computing, data capture, RFID, and services and solutions. Industries served include retail and e-commerce, transportation and logistics, manufacturing, healthcare, and other end markets within the following regions: North America; EMEA; Asia-Pacific; and Latin America.

Recent Developments

Acquisition of Reflexis
On September 1, 2020, the Company acquired all of the equity interests in Reflexis Systems, Inc. (“Reflexis”), a provider of task and workforce management, execution, and communication solutions for customers in the retail, food service, hospitality, and banking industries. Through its acquisition of Reflexis, the Company intends to enhance its solution offerings to customers in those industries by combining Reflexis’ platform with its existing software solutions, further empowering front line workers to execute the next best action using real time data. The operating results of Reflexis are included within the EVM segment.

The Company’s cash purchase consideration was $548 million, net of cash acquired. In connection with its acquisition of Reflexis and in exchange for the cancellation of unvested Reflexis stock options, the Company granted replacement share-based compensation awards to certain Reflexis employees in the form of Zebra incentive stock options with a fair value of approximately $9 million. This fair value will be expensed over the weighted average future service period of 1.7 years.

The Company incurred approximately $19 million of acquisition-related costs during the third quarter of 2020, which primarily consisted of payments to settle certain existing Reflexis share-based compensation awards whose vesting was accelerated at the discretion of Reflexis contemporaneously with the acquisition. Those payments, as well as $5 million of other acquisition-related costs primarily related to third-party transaction and advisory fees, are included within Acquisition and integration costs on the Consolidated Statements of Operations.

The acquisition of Reflexis was funded, in part, by the issuance of a new term loan (the “2020 Term Loan”) in the amount of $200 million. The acquisition of Reflexis was otherwise funded using the Company’s cash on hand and borrowing under the Company’s existing Revolving Credit Facility. See additional details related to the Company’s debt arrangements in Note 10, Long-Term Debt.

COVID-19 Outbreak
In December 2019, a strain of the coronavirus (“COVID-19”) surfaced in Wuhan, China. During the first quarter of 2020, COVID-19 spread rapidly across nearly every region of the world and was declared a pandemic by the World Health Organization in March 2020. By the second quarter of 2020, we saw a broad number of governmental and commercial impacts, resulting in business slowdowns or shutdowns and significant travel restrictions. By the third quarter, most businesses have resumed operations and certain restrictions have been lifted. These events have resulted in significant declines in both global economic activity and significant volatility in financial market valuations, the duration of which is not reasonably estimable. Net sales and profitability have been negatively impacted by the direct and indirect effects of the pandemic.

We serve a diverse mix of customers. Some of our customers have experienced significant declines or suspensions to their operations, whereas others have experienced increases in their business volume. While many of our supply chain partners in China temporarily suspended or modified their business operations in early 2020 as a consequence of COVID-19, we have substantially mitigated the impact of supply chain disruptions by taking exceptional actions, including alternative modes of product delivery and fulfillment, as well as providing protective equipment and hazard pay premiums for our front-line employees.

The federal, state, and local governments as well as foreign governments, to varying degrees, have imposed, and continue to impose, protocols and regulations restricting the physical movement or other activities of individuals in an effort to limit the spread of COVID-19. We have implemented a number of measures in an effort to protect our employees’ health and well-being, including having the majority of office workers work remotely, limiting employee travel, and withdrawing from industry events. In addition, as governments continue to ease their restrictions and we continue to allow our employees to come back to work in our offices in a controlled approach, we have modified our business practices, including implementing social distancing protocols, office capacity restrictions, health screening, provision of personal protective equipment, tracking and tracing protocols, and extensively and frequently disinfecting our workspaces. Throughout the pandemic, distribution centers and repair centers have remained open at varying capacity levels to ensure continued support to our customers, many of whom provide essential goods and services to communities.

During the first three quarters of 2020, we considered the potential impacts of the global pandemic in qualitative impairment assessments of our long-lived assets, including goodwill and intangible assets, property, plant and equipment and right-of-use lease assets. We concluded that it is not more likely than not that any of our long-lived assets are impaired. Our analysis considered, among other factors:

•the nature of our products and services as well as our position within our industry;
•our highly variable cost structure;
•the assumption that the impact of COVID-19 will be temporary; and that
•the Company will continue generating strong positive operating cash flows over the long-term.

We have also considered the adequacy of our capital resources, inclusive of available borrowing capacity on debt and other financing facilities; the results of our most recent quantitative goodwill impairment assessment, as disclosed in our Form 10-K for the year ended December 31, 2019; and that our market capitalization as of the end of the third quarter still far exceeded total net assets. Finally, while we may experience an increase in working capital levels, we do not anticipate a material impact to the realizability of current assets, such as accounts receivable or inventories, at this time.

The situation related to the pandemic continues to be complex and rapidly evolving. There may be further external developments, such as restrictions imposed by government authorities or guidance issued by public health authorities, that are beyond our control and may impact our operating plans. Parts of our business have experienced, and may continue to experience, operational disruption and customer demand impacts. Since the onset of the pandemic, we have taken certain cost reduction actions to mitigate the impact to profitability and cash flow. We cannot reasonably estimate the duration of the pandemic or fully ascertain its long-term impact to our business.

Product Sourcing Diversification Initiative
The Company commenced efforts in 2019 to diversify its product sourcing footprint to include sourcing products from Taiwan, Vietnam, and Malaysia, thereby reducing its reliance on Chinese-based manufacturing and the impacts of related customs duties (“tariffs”) on U.S imports from China.  In conjunction with this initiative, the Company has incurred total one-time costs of $20 million, including $7 million and $15 million during the three and nine months ended September 26, 2020, respectively, which are primarily reflected within Operating expenses on the Consolidated Statements of Operations. The Company also made $7 million of incremental equipment purchases during the nine months ended September 26, 2020. The Company anticipates incurring additional one-time operating costs of up to $5 million, as well as making additional equipment purchases of up to $3 million during the fourth quarter of 2020. We have substantially completed the primary actions of this initiative and began sourcing some products from these alternative locations in the second quarter. As of the end of the third quarter, these actions, along with certain U.S. pricing actions, have substantially mitigated the ongoing financial impacts of Chinese import tariffs. We expect to fully complete this initiative by the end of this fiscal year.

Restructuring Programs
In the fourth quarter of 2019, the Company committed to certain organizational changes designed to generate operational efficiencies (collectively referred to as the “2019 Productivity Plan”).  The organizational design changes under the 2019 Productivity Plan have principally occurred within the North America and EMEA regions, relate primarily to employee severance and related benefits, and are expected to be substantially completed by the end of 2020.  Exit and restructuring charges for the 2019 Productivity Plan were $1 million and $7 million during the three and nine months ended September 26, 2020, respectively, and $15 million cumulatively through the quarter ended September 26, 2020. Estimated remaining costs to be incurred in the fourth quarter of 2020 under the 2019 Productivity Plan are expected to be up to $3 million. See Note 7, Exit and Restructuring Costs in the Notes to Consolidated Financial Statements.

Results of Operations

Consolidated Results of Operations
(in millions, except percentages)

The following tables present key statistics for the Company’s operations for the three and nine months ended September 26, 2020 and September 28, 2019, respectively:

	Three Months Ended				Nine Months Ended
	September 26, 2020	September 28, 2019	$ Change	% Change	September 26, 2020	September 28, 2019	$ Change	% Change
Net sales	$1,132	$1,130	$2	0.2%	$3,140	$3,293	$(153)	(4.6)%
Gross profit	493	535	(42)	(7.9)%	1,385	1,556	(171)	(11.0)%
Gross margin	43.6%	47.3%		(370) bps	44.1%	47.3%		(320) bps
Operating expenses	343	350	(7)	(2.0)%	965	1,052	(87)	(8.3)%
Operating income	$150	$185	$(35)	(18.9)%	$420	$504	$(84)	(16.7)%

Net sales to customers by geographic region were as follows (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	September 26, 2020	September 28, 2019	$ Change	% Change	September 26, 2020	September 28, 2019	$ Change	% Change
North America	$629	$591	$38	6.4%	$1,650	$1,641	$9	0.5%
EMEA	340	346	(6)	(1.7)%	1,034	1,082	(48)	(4.4)%
Asia-Pacific	115	133	(18)	(13.5)%	322	399	(77)	(19.3)%
Latin America	48	60	(12)	(20.0)%	134	171	(37)	(21.6)%
Total net sales	$1,132	$1,130	$2	0.2%	$3,140	$3,293	$(153)	(4.6)%

Operating expenses are summarized below (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	September 26, 2020	September 28, 2019	As a % of Net sales		September 26, 2020	September 28, 2019	As a % of Net sales
			2020	2019			2020	2019
Selling and marketing	$119	$124	10.5%	11.0%	$350	$373	11.1%	11.3%
Research and development	113	110	10.0%	9.7%	316	329	10.1%	10.0%
General and administrative	71	78	6.3%	6.9%	219	244	7.0%	7.4%
Amortization of intangible assets	20	26	NM	NM	52	84	NM	NM
Acquisition and integration costs	19	12	NM	NM	21	20	NM	NM
Exit and restructuring costs	1	—	NM	NM	7	2	NM	NM
Total operating expenses	$343	$350	30.3%	31.0%	$965	$1,052	30.7%	31.9%

Consolidated Organic Net sales growth:

	Three Months Ended	Nine Months Ended
	September 26, 2020	September 26, 2020
Reported GAAP Consolidated Net sales growth	0.2%	(4.6)%
Adjustments:
Impact of foreign currency translation (1)	0.4%	0.9%
Impact of acquisitions (2)	(0.3)%	(0.5)%
Consolidated Organic Net sales growth	0.3%	(4.2)%
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

Third quarter 2020 compared to third quarter 2019

Net sales increased $2 million or 0.2% compared with the prior year, reflecting growth in North America that was largely offset by continued declines in our Asia-Pacific and Latin America regions. Excluding the effects of acquisitions and unfavorable currency changes, the increase in Consolidated Organic Net sales was 0.3%, primarily due to higher sales of mobile computing products and our service and software offerings, which were largely offset by lower sales of printing and data capture products reflecting continued customer demand declines resulting from the COVID-19 pandemic.

Gross margin decreased to 43.6% for the current quarter compared to 47.3% for the prior year. Gross margins were lower in both the AIT and EVM segments reflecting unfavorable business mix, including larger deal size, and premium freight costs. These declines were partially offset by productivity gains within our service and software offerings.

Operating expenses for the quarter ended September 26, 2020 and September 28, 2019, were $343 million and $350 million, or 30.3% and 31.0% of Net sales, respectively. As a percentage of Net sales, operating costs continue to trend favorably. The decrease in Operating expenses over the prior period is primarily due to lower discretionary spending, lower employee compensation costs resulting from temporary salary reductions, expiring late in the third quarter, and lower intangible asset amortization expense. These reductions were partially offset by higher Acquisition and integration costs, higher costs associated with the diversification of the Company’s product sourcing footprint, as well as the inclusion of costs associated with business acquisitions.

Operating income decreased 18.9% to $150 million for the current quarter compared to $185 million for the prior year. The decrease was due to lower Gross profit, partially offset by the benefits of lower Operating expenses.

Total Other expenses, net was $12 million for the current quarter compared to $26 million for the prior year. The decline from the prior year was primarily due to lower average outstanding debt levels and interest rates, and the prior year quarter including $7 million of debt refinancing costs.

The Company’s effective tax rates for the three months ended September 26, 2020 and September 28, 2019 were 15.9% and 14.5%, respectively. The increase in the effective tax rate compared to the prior year period was primarily due to the reduction in the benefit of discrete items. These items were primarily related to the favorable release of uncertain tax position reserves in the prior year.

Year to date 2020 compared to year to date 2019

Net sales decreased $153 million or 4.6% compared with the prior year, reflecting continued declines in our Asia-Pacific, Latin America and EMEA regions, that were partially offset by growth in North America. Excluding the effects of acquisitions and unfavorable currency changes, the decrease in Consolidated Organic Net sales was 4.2%, primarily due to continued customer demand declines resulting from the COVID-19 pandemic. Declines were broad-based across the majority of our tangible product offerings and most pronounced within our printing and data capture businesses, partially offset by higher sales of our service and software offerings.

Gross margin decreased to 44.1% for the current period compared to 47.3% for the prior year. Gross margins were lower in both the AIT and EVM segments reflecting unfavorable business mix, including larger deal size, premium freight costs, and Chinese import tariffs. These declines were partially offset by productivity gains within our service and software offerings.

Operating expenses for the period ended September 26, 2020 and September 28, 2019, were $965 million and $1,052 million, or 30.7% and 31.9% of Net sales, respectively. As a percentage of Net sales, operating costs continue to trend favorably. The decrease in Operating expenses over the prior period was primarily due to lower discretionary spending, lower employee compensation costs resulting from temporary salary reductions, expiring late in the third quarter, as well as lower incentive-based compensation, and lower intangible asset amortization expense. These reductions were partially offset by the inclusion of operating expenses associated with business acquisitions, costs associated with the diversification of the Company’s product sourcing footprint, and higher Exit and restructuring costs.

Operating income decreased 16.7% to $420 million for the current period compared to $504 million for the prior year. The decrease was due to lower Net sales and Gross profit, partially offset by the benefits of lower Operating expenses.

Total Other expenses, net was $76 million for the current period compared to $85 million for the prior year. The increase in foreign exchange and interest rate swap losses in the current period were more than offset by lower interest expense, net driven by lower average outstanding debt levels and interest rates, and the prior year period including $7 million of debt refinancing costs. The current period also included higher gains in our investment portfolio.

The Company’s effective tax rates for the nine months ended September 26, 2020 and September 28, 2019 were 11.3% and 10.5%, respectively. The increase in the effective tax rate compared to the prior year period was primarily due to the reduction in the benefit of discrete items. These items were primarily related to the favorable release of uncertain tax position reserves in the prior year and a decrease in share-based compensation from the prior year.

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

Asset Intelligence & Tracking Segment (“AIT”)
(in millions, except percentages)

	Three Months Ended				Nine Months Ended
	September 26, 2020	September 28, 2019	$ Change	% Change	September 26, 2020	September 28, 2019	$ Change	% Change
Net sales	$346	373	$(27)	(7.2)%	$992	$1,100	$(108)	(9.8)%
Gross profit	162	187	(25)	(13.4)%	466	553	(87)	(15.7)%
Gross margin	46.8%	50.1%		(330) bps	47.0%	50.3%		(330) bps
Operating expenses	83	94	(11)	(11.7)%	250	284	(34)	(12.0)%
Operating income	$79	$93	$(14)	(15.1)%	$216	$269	$(53)	(19.7)%

AIT Organic Net sales growth:

	Three Months Ended	Nine Months Ended
	September 26, 2020	September 26, 2020
AIT Reported GAAP Net sales growth	(7.2)%	(9.8)%
Adjustments:
Impact of foreign currency translation (1)	0.1%	0.6%
Impact of acquisition (2)	—%	(0.6)%
AIT Organic Net sales growth	(7.1)%	(9.8)%
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

Third quarter 2020 compared to third quarter 2019

Net sales for AIT decreased $27 million or 7.2% compared to the prior year, including the impacts of unfavorable currency changes. AIT Organic Net sales decline of 7.1% was primarily due to lower sales of printing products and supplies across all regions associated with continued COVID-19 induced customer demand declines.

Gross margin decreased to 46.8% in the current quarter compared to 50.1% in the prior year, primarily due to unfavorable product mix, lower sales volumes, and premium freight costs.

Operating income decreased 15.1% in the current quarter compared to the prior year. The decrease was due to lower Net sales and Gross profit, partially offset by the benefits of lower Operating expenses.

Year to date 2020 compared to year to date 2019

Net sales for AIT decreased $108 million or 9.8% compared to the prior year, including the impacts of the Temptime acquisition and unfavorable currency changes. AIT Organic Net sales decline of 9.8% was primarily due to lower sales of printing products and supplies across all regions associated with COVID-19 induced customer demand declines.

Gross margin decreased to 47.0% in the current period compared to 50.3% in the prior year, primarily due to unfavorable product mix, lower sales volumes, premium freight costs, and Chinese tariffs.

Operating income decreased 19.7% in the current period compared to the prior year. The decrease was due to lower Net sales and Gross profit, partially offset by the benefits of lower Operating expenses.

Enterprise Visibility & Mobility Segment (“EVM”)
(in millions, except percentages)

	Three Months Ended				Nine Months Ended
	September 26, 2020	September 28, 2019	$ Change	% Change	September 26, 2020	September 28, 2019	$ Change	% Change
Net sales	$788	$757	$31	4.1%	$2,150	$2,193	$(43)	(2.0)%
Gross profit	334	351	(17)	(4.8)%	925	1,009	(84)	(8.3)%
Gross margin	42.4%	46.4%		(400) bps	43.0%	46.0%		(300) bps
Operating expenses	214	218	(4)	(1.8)%	624	662	(38)	(5.7)%
Operating income	$120	$133	$(13)	(9.8)%	$301	$347	$(46)	(13.3)%

EVM Organic Net sales growth:

	Three Months Ended	Nine Months Ended
	September 26, 2020	September 26, 2020
EVM Reported GAAP Net sales growth	4.1%	(2.0)%
Adjustments:
Impact of foreign currency translation (1)	0.6%	1.1%
Impact of acquisitions (2)	(0.7)%	(0.5)%
EVM Organic Net sales growth	4.0%	(1.4)%
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

(2)For purposes of computing EVM Organic Net sales growth, amounts directly attributable to the acquisitions of Profitect, Inc., Cortexica Vision Systems Limited, and Reflexis are excluded for twelve months following their respective acquisition dates of May 31, 2019, November 5, 2019, and September 1, 2020.

Third quarter 2020 compared to third quarter 2019

Net sales for EVM increased $31 million or 4.1% compared to prior year, including unfavorable foreign currency changes and the benefit of acquisitions. EVM Organic Net Sales growth of 4.0% was primarily due to higher sales of mobile computing products and support services, partially offset by lower sales of data capture products in most regions associated with continued COVID-19 induced customer demand declines.

Gross margin decreased to 42.4% in the current quarter compared to 46.4% in the prior year, primarily due to unfavorable business mix, including larger deal size, and premium freight costs. These declines were partially offset by productivity gains within our service and software offerings.

Operating income for the current quarter decreased 9.8% primarily due to lower Gross profit despite higher Net sales, partially offset by the benefits of lower Operating expenses.

Year to date 2020 compared to year to date 2019

Net sales for EVM decreased $43 million or 2.0% compared to prior year, including unfavorable foreign currency changes and the benefit of acquisitions. EVM Organic Net Sales decline of 1.4% was primarily due to lower sales of data capture and mobile computing products in most regions associated with COVID-19 induced customer demand declines, partially offset by growth in support services.

Gross margin decreased to 43.0% in the current period compared to 46.0% in the prior year, primarily due to unfavorable business mix, including larger deal size, premium freight costs, and Chinese tariffs. These declines were partially offset by productivity gains within our service and software offerings.

Operating income for the current quarter decreased 13.3% primarily due to lower Net sales and Gross profit, which were partially offset by the benefits of lower Operating expenses.

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

Liquidity and Capital Resources

The primary factors that influence our liquidity include the amount and timing of our revenues, cash collections from our customers, cash payments to our suppliers, capital expenditures, repatriation of foreign cash and investments, acquisitions, and share repurchases. While the effects of the COVID-19 pandemic have had a negative impact on our operating results and cash flows, cash flows from operations are higher on a year-to-date basis and are expected to remain strong for the full fiscal year based on Management’s current business plans and operational expectations. Management believes that our existing capital resources, inclusive of available borrowing capacity on debt and other financing facilities and funds generated from operations, are sufficient to meet anticipated capital requirements and service our indebtedness.

The following table summarizes our cash flow activities for the periods indicated (in millions):

	Nine Months Ended
Cash flows provided by (used in) from:	September 26, 2020	September 28, 2019	$ Change
Operating activities	$531	$420	$111
Investing activities	(623)	(310)	(313)
Financing activities	131	(120)	251
Effect of exchange rates on cash	(1)	(1)	—
Net increase (decrease) in cash and cash equivalents, including restricted cash	$38	$(11)	$49
The change in our cash and cash equivalents balance during the nine months ended September 26, 2020 compared to the prior year period is reflective of the following:

•The increase in cash provided by operating activities was primarily due to the favorable timing of collections on accounts receivables, in part due to accounts receivable factoring programs, as well as favorable timing of vendor payments. Those increases were partially offset by an increase in inventory levels and lower net income.

•The increase in net cash used in investing activities was primarily due to the Company’s acquisition of Reflexis in the current quarter, which consisted of $548 million cash paid, net of cash acquired, as well as $32 million in cash paid in the current year for additional long-term investments. The prior year’s cash used in investing activities primarily included cash paid for the acquisitions of Temptime and Profitect totaling $255 million, as well as $21 million in cash paid for long-term investments.

•Net cash provided by financing activities during the nine months ended September 26, 2020 was primarily due to net borrowings of $286 million and favorable timing of unremitted cash collections from the servicing of factored receivables of $73 million, partially offset by common stock repurchases of $200 million. Net cash used by financing activities during the nine months ended September 28, 2019 was primarily due to net debt repayments of $68 million, net payments related to share-based compensation plans of $36 million and common stock repurchases of $20 million.

Company Debt
The following table shows the carrying value of the Company’s debt (in millions):

	September 26, 2020	December 31, 2019
Term Loan A	$917	$917
Revolving Credit Facility	194	103
Receivables Financing Facilities	264	266
2020 Term Loan	200	—
Total debt	$1,575	$1,286
Less: Debt issuance costs	(5)	(6)
Less: Unamortized discounts	(3)	(3)
Less: Current portion of debt	(481)	(197)
Total long-term debt	$1,086	$1,080

New Borrowing Arrangements
During the third quarter of 2020, the Company entered into two new borrowing arrangements, a $200 million term loan (the “2020 Term Loan”) with a maturity of August 31, 2021, and a $20 million uncommitted credit facility (the “Uncommitted Facility”) with a maturity of August 26, 2021.

The 2020 Term Loan was used to partially fund the Company’s acquisition of Reflexis, along with cash available from the Company’s operations and Revolving Credit Facility. Principal payments on the 2020 Term Loan are due starting in December 2020, with the majority of principal due upon maturity. The 2020 Term Loan bears interest at a variable rate plus an applicable margin, which was 2.25% as of September 26, 2020. Costs associated with issuing the 2020 Term Loan were approximately $1 million, which were capitalized and will be amortized over the term of the loan.

The Uncommitted Facility is available for working capital and other general business purposes. As of September 26, 2020, the Company had no outstanding debt under the Uncommitted Facility.

See Note 10, Long-Term Debt in the Notes to Consolidated Financial Statements for further details related to the 2020 Term Loan and Uncommitted Facility.

Long-Term Credit Facilities
The Company also has long-term credit facilities consisting of Term Loan A and the Revolving Credit Facility, both of which have a maturity of August 9, 2024. Borrowings under these facilities bear interest at a variable rate plus an applicable margin, for which the Company has entered into interest rate swap contracts to manage interest rate risk exposure.

All borrowings under the credit facilities as of September 26, 2020 were denominated in U.S. Dollars, except for €72 million in Euro-denominated borrowings under the Revolving Credit Facility. The average interest rates as of September 26, 2020 for Term Loan A and the Revolving Credit Facility were 1.40% and 1.34%, respectively. Interest is paid for each instrument on a monthly basis. The Company is required to prepay certain amounts in the event of certain circumstances or transactions. Also, the Company may make prepayments against Term Loan A, in whole or in part, without premium or penalty.

During the third quarter of 2019, the Company entered into its second amendment to the Amended and Restated Credit Agreement (“Amendment No. 2”). Amendment No. 2 increased the Company’s borrowing under Term Loan A from $608 million to $1 billion and increased the Company’s borrowing capacity under the Revolving Credit Facility from $800 million to $1 billion. Amendment No. 2 also extended the maturities of Term Loan A and the Revolving Credit Facility to August 9, 2024. Additionally, in conjunction with entering into Amendment No. 2, a payment of $445 million was made to fully pay off the Company’s Term Loan B. This refinancing reduced the Company’s ongoing interest cost while meeting anticipated capital requirements.

See Note 10, Long-Term Debt in the Notes to Consolidated Financial Statements for further details related to the Company’s long-term credit facilities.

Receivables Financing Facilities
The Company has two Receivables Financing Facilities with financial institutions carrying total borrowing limits of up to $280 million. As collateral, the Company pledges perfected first-priority security interests in its U.S. domestically originated accounts receivable. The Company has accounted for transactions under its Receivables Financing Facilities as secured borrowings. As of September 26, 2020, $494 million of receivables were pledged as collateral, of which $264 million were borrowed against. The average interest rate associated with these borrowings as of September 26, 2020 was 1.04%. Interest is paid on these borrowings on a monthly basis. The first Receivables Financing Facility, which was originally entered into in December 2017 and was amended in May 2019, allows for borrowings of up to $180 million and will mature on March 29, 2021. The second Receivable Financing Facility, which was entered into in May 2019 and amended in May 2020, allows for borrowings of up to $100 million and will mature on May 17, 2021. Both the Revolving Credit Facility and Receivables Financing Facilities include terms and conditions that limit the incurrence of additional borrowings and require that certain financial ratios be maintained at designated levels.

See Note 10, Long-Term Debt in the Notes to Consolidated Financial Statements for further details related to the Company’s Receivables Financing Facilities.

Receivables Factoring
Transactions under the Receivables Factoring arrangements are accounted for as sales under Accounting Standards Codifications 860, Transfers and Servicing of Financial Assets, with the sold receivables removed from the Company’s balance sheet. Under these Receivables Factoring arrangements, the Company does not maintain any beneficial interest in the receivables sold. The banks’ purchase of eligible receivables is subject to a maximum amount of uncollected receivables. The Company services the receivables on behalf of the banks, but otherwise maintains no significant continuing involvement with respect to the receivables. Sale proceeds, that are representative of the fair value of factored receivables, less a factoring fee, are reflected in Net cash provided by operating activities on the Consolidated Statements of Cash Flows, while sale proceeds in excess of the fair value of factored receivables are reflected in Net cash provided by (used in) financing activities on the Consolidated Statements of Cash Flows.

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

As of September 26, 2020 and December 31, 2019 there were a total of $92 million and $60 million, respectively, of uncollected receivables that had been sold and removed from the Company’s Consolidated Balance Sheets.

As servicer of sold receivables, the Company had $106 million and $33 million of obligations that were not yet remitted to banks as of September 26, 2020 and December 31, 2019, respectively. These obligations are included within Accrued liabilities on the Consolidated Balance Sheets, with changes in such obligations reflected within Net cash provided by (used in) financing activities on the Consolidated Statements of Cash Flows.

See Note 15, Accounts Receivable Factoring in the Notes to Consolidated Financial Statements for further details.

Share Repurchases
On July 30, 2019, the Company announced that its Board of Directors authorized a share repurchase program for up to an aggregate amount of $1 billion of its outstanding shares of common stock.  The share repurchase program supersedes the Company’s prior share repurchase program, which was authorized in November 2011, and does not have a stated expiration date.  The level of the Company’s repurchases depends on a number of factors, including its financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors its management may deem relevant. The timing, volume, and nature of repurchases are subject to market conditions, applicable securities laws and other factors and may be amended, suspended or discontinued at any time. Repurchases may be effected from time to time through open market purchases, including pursuant to a pre-set trading plan meeting the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934. During the first quarter of 2020, the Company repurchased 948,740 shares of common stock for $200 million under this program. The Company did not repurchase any shares during the second or third quarters of 2020. As of September 26, 2020, the remaining amount of share repurchases authorized under the plan was $753 million.

Significant Customers

The Net sales to significant customers as a percentage of the Company’s total Net sales, by segment, were as follows:

	Nine Months Ended
	September 26, 2020			September 28, 2019
	AIT	EVM	Total	AIT	EVM	Total
Customer A	4.8%	11.6%	16.4%	5.5%	13.1%	18.6%
Customer B	4.6%	7.6%	12.2%	4.8%	9.1%	13.9%
Customer C	6.1%	12.6%	18.7%	6.3%	10.2%	16.5%

These customers accounted for 16.5%, 5.1%, and 24.6% of outstanding accounts receivable, respectively, as of September 26, 2020. No other customer accounted for more than 10% of total Net sales during the periods ended September 26, 2020 and September 28, 2019, or more than 10% of total outstanding accounts receivables as of September 26, 2020. All three of the above customers are distributors of the Company’s products and not end users.

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
There were no material changes in the Company’s market risk during the quarter ended September 26, 2020. For additional information on market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in the Annual Report on Form 10-K for the year ended December 31, 2019.

Item 4.	Controls and Procedures
Management’s Report on Disclosure Controls

Our management is responsible for establishing and maintaining adequate disclosure controls as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management assessed the effectiveness of our disclosure controls as of September 26, 2020. Based on this assessment and those criteria, our management believes that, as of September 26, 2020, our disclosure controls are effective.

Changes in Internal Controls over Financial Reporting
During the quarter ended September 26, 2020, there have been no changes in our internal controls that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
See Note 11, Commitments and Contingencies in the Notes to Consolidated Financial Statements included in this report.

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

The effects of the COVID-19 pandemic have and may continue to adversely affect our business, financial results, and results of operations. In December 2019, a strain of the coronavirus (“COVID-19”) surfaced in Wuhan, China, and over the course of the first quarter 2020, the World Health Organization escalated its assessment of the COVID-19 threat, finally characterizing it as a pandemic on March 11, 2020. The situation relating to the COVID-19 pandemic is complex and rapidly evolving. By the second quarter of 2020, we saw a broad number of governmental and commercial efforts to contain the spread of COVID-19 globally. In the second and third quarters of fiscal 2020, the COVID-19 pandemic adversely impacted our business, primarily related to lower customer demand and higher fulfillment costs. The duration and extent of the impact of the COVID-19 pandemic on our business, operations and financial results depends on factors that cannot be accurately predicted at this time, such as the severity and transmission rate of COVID-19, the extent and effectiveness of containment actions, the likelihood of a resurgence of COVID-19, and the impact of these and other factors on our employees, customers, industry partners, suppliers and third party dealers, distributors, and resellers.

The federal, state, and local governments as well as foreign governments, to varying degrees, have imposed, and continue to impose, several protocols and regulations restricting the physical movement or other activities of individuals in an effort to limit the spread of COVID-19. We have implemented a number of measures in an effort to protect our employees’ health and well-being, including having the majority of office workers work remotely, limiting employee travel, and withdrawing from industry events. In addition, as governments continue to ease their restrictions and we continue to allow our employees to come back to work in our offices in a controlled approach, we have modified our business practices, including implementing social distancing protocols, office capacity restrictions, health screening, provision of personal protective equipment, tracking and tracing protocols, and extensively and frequently disinfecting our workspaces. However, there is no guarantee that such protocols will be successful in preventing the spread of COVID-19 amongst our employees. As a result of concerns over the pandemic, we have experienced higher than normal employee absentee rates for employees who are unable to work from home, and even as employees return to our offices, we may be prevented from conducting business activities at full capacity for an indefinite period of time. The potential negative effects to our operations, including reductions in production levels, research and development activities, and increased costs resulting from our efforts to mitigate the impact of COVID-19, may adversely affect our ability to provide our services and solutions.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information with respect to repurchases of the Company’s common stock for the three months ended September 26, 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (1)
June 28, 2020 - July 25, 2020	—	$—	—	$753
July 26, 2020 - August 22, 2020	—	—	—	753
August 23, 2020 - September 26, 2020	—	—	—	753
Total	—	$—	—	$753

(1)On July 30, 2019, the Company announced that its Board of Directors authorized a share repurchase program for up to an aggregate amount of $1 billion of its outstanding shares of common stock. The share repurchase program supersedes the Company’s prior share repurchase program, which was authorized in November 2011 and under which the Company had not repurchased any shares. Repurchases may be effected from time to time through open market purchases, including pursuant to a pre-set trading plan meeting the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934. During the third quarter of 2020, the Company did not make any share repurchases under the program, which does not have a stated expiration date.

Item 6.	Exhibits

10	364-Day Credit Agreement dated September 1, 2020, by and among, Zebra, the lenders party thereto, and JPMorgan Chase Bank, N.A.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from Zebra Technologies Corporation Quarterly Report on Form 10-Q, for the quarter ended September 26, 2020, formatted in Inline XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements. The instance document does not appear in the interactive data file because Inline XBRL tags are embedded in the iXBRL document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2020, formatted in Inline XBRL (included in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZEBRA TECHNOLOGIES CORPORATION

Date: November 3, 2020	By:	/s/ Anders Gustafsson
Anders Gustafsson
Chief Executive Officer

Date: November 3, 2020	By:	/s/ Nathan Winters
Nathan Winters
Acting Chief Financial Officer