Form 10-K
period 2020-12-31
ZEBRA TECHNOLOGIES CORP
filed 2021-02-11
CIK 877212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Act). Yes  ☐    No  ☒

The aggregate market value of the shares of Class A Common Stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock as of the last business day of the registrant’s most recently completed second quarter, June 27, 2020, was $13.0 billion.
As of February 4, 2021, there were 53,467,406 shares of Class A Common Stock, par value $.01 per share, outstanding.
Documents Incorporated by Reference
Certain sections of the Registrant’s definitive proxy statement for its Annual Meeting of Stockholders to be held on May 14, 2021, are incorporated by reference into Part III of this report, as indicated herein. The definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
YEAR ENDED DECEMBER 31, 2020

PART I
References in this document to “the Company,” “we,” “us,” or “our” refer to Zebra Technologies Corporation and its subsidiaries, unless the context specifically indicates otherwise.
Safe Harbor
Forward-looking statements contained in this filing are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995 and are highly dependent upon a variety of important factors, which could cause actual results to differ materially from those expressed or implied in such forward-looking statements. When used in this document and documents referenced, the words “anticipate,” “believe,” “intend,” “estimate,” “will,” and “expect” and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements but are not the exclusive means of identifying these statements. The forward-looking statements include, but are not limited to, the Company’s financial outlook for the first quarter and full year of 2021. These forward-looking statements are based on current expectations, forecasts and assumptions, and are subject to the risks and uncertainties inherent in the Company’s industry, market conditions, general domestic and international economic conditions, and other factors. These factors include:

•Market acceptance of the Company’s products and solution offerings and competitors’ offerings and the potential effects of technological changes,
•The effect of global market conditions, including the North America; Europe, Middle East, and Africa; Latin America; and Asia-Pacific regions in which we do business,
•The impact of foreign exchange rates due to the large percentage of our sales and operations being outside the United States (“U.S.”),
•Our ability to control manufacturing and operating costs,
•Risks related to the manufacturing of the Company’s products and conducting business operations in non-U.S. countries, including the risk of depending on key suppliers who are also in non-U.S. countries,
•The Company’s ability to purchase sufficient materials, parts, and components to meet customer demand, particularly in light of global economic conditions,
•The availability of credit and the volatility of capital markets, which may affect our suppliers, customers, and ourselves,
•Success of integrating acquisitions,
•Interest rate and financial market conditions,
•Access to cash and cash equivalents held outside the U.S.,
•The effect of natural disasters, man-made disasters, public health issues (including pandemics), and cybersecurity incidents on our business,
•The impact of changes in foreign and domestic governmental policies, laws, or regulations,
•The outcome of litigation in which the Company may be involved, particularly litigation or claims related to infringement of third-party intellectual property rights, and
•The outcome of any future tax matters or tax law changes.
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

Item 1.Business
The Company
We are a global leader providing Enterprise Asset Intelligence (“EAI”) solutions in the Automatic Identification and Data Capture (“AIDC”) industry. The AIDC market consists of mobile computing, data capture, radio frequency identification devices (“RFID”), barcode printing, and other automation products and services. The Company’s solutions are proven to help our customers and end-users achieve their critical business objectives, including improved operational efficiency, optimized workflows, increased asset utilization, improved regulatory compliance, and better customer experiences.

We design, manufacture, and sell a broad range of AIDC products, including: mobile computers, barcode scanners and imagers, RFID readers, specialty printers for barcode labeling and personal identification, real-time location systems (“RTLS”), related accessories and supplies, such as labels and other consumables, and software applications. We also provide a full range of services, including maintenance, technical support, repair, managed and professional services, as well as cloud-based subscriptions. End-users of our products, solutions and services include retail and e-commerce, transportation and logistics, manufacturing, healthcare, hospitality, warehouse and distribution, energy and utilities, government, public safety, education, and banking enterprises around the world. We provide our products, solutions and services globally through a direct sales force and extensive network of approximately 10,000 channel partners. We provide products, solutions and services in approximately 180 countries, with 128 facilities and approximately 8,800 employees worldwide.

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

The evolution of the AIDC market is being driven by strong underlying secular trends in technology. These trends include the internet of things (“IoT”), cloud-based data analytics, mobility, as well as artificial intelligence and automation. The IoT enables an exchange of information among a proliferation of smart, connected devices. Newer solutions, which include these smart, connected devices, capture a much broader range of information than is possible with traditional AIDC solutions and communicate this information in real-time. Cloud computing and expanded data analytics are allowing enterprises to make better business decisions through improved timeliness and visibility to information and workflows. While traditional AIDC solutions sporadically capture limited amounts of data and populate static enterprise systems, EAI solutions continuously analyze real-time data from many sources to generate actionable insights. The continued rapid growth of mobile devices and application software are also significantly expanding mobile computing use cases in the enterprise. With this expanded mobility, end-users can consume or act upon dynamic enterprise data and information anytime and anywhere. Computer vision solutions, which enable the automatic extraction and understanding of useful information from a digital image or video, are also driving the expansion of intelligent automation, which leverages our sense-analyze-act framework to improve workflows with or without a human operator.

Acquisitions
Reflexis: On September 1, 2020, the Company acquired Reflexis Systems, Inc. (“Reflexis”) for $548 million in cash, net of cash acquired. Reflexis is a provider of task and workforce management, execution, and communication solutions for customers in the retail, food service, hospitality, and banking industries. Through its acquisition of Reflexis, the Company intends to enhance its solution offerings to customers in those industries by combining Reflexis’ platform with its existing software solutions and EVM products. The operating results of Reflexis are included within the EVM segment beginning September 1, 2020.

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

Profitect: On May 31, 2019, the Company acquired Profitect, Inc. (“Profitect”) for total purchase consideration of $79 million, which consisted of $75 million in cash paid, net of cash acquired, and the fair value of the Company’s existing minority ownership interest in Profitect of $4 million, as remeasured upon acquisition. Profitect is a provider of prescriptive analytics primarily serving the retail industry. In acquiring Profitect, the Company enhanced its existing software solutions within the retail industry, with possible future applications in other industries. The operating results of Profitect are included within the EVM segment beginning May 31, 2019.

Temptime: On February 21, 2019, the Company acquired Temptime Corporation (“Temptime”) for $180 million in cash, net of cash acquired. Temptime is a developer and manufacturer of temperature-monitoring labels and devices. Through this acquisition, the Company expanded its product offerings within the healthcare industry, with possible future applications in other industries involving temperature-sensitive products. The operating results of Temptime are included within the AIT segment beginning February 21, 2019.

Xplore: On August 14, 2018, the Company acquired Xplore Technologies Corporation (“Xplore”) for $72 million in cash. Xplore designs, integrates, markets and sells rugged tablets that are primarily used by industrial, government, and field service organizations. The acquisition of Xplore expanded the Company’s portfolio of mobile computing devices to serve a wider range of customers. The operating results of Xplore are included within the EVM segment beginning August 14, 2018.

See Note 5, Business Acquisitions in the Notes to Consolidated Financial Statements for additional details.

Operations
Our operations consist of two reportable segments: (1) Asset Intelligence & Tracking (“AIT”), primarily comprised of barcode and card printing, supplies, services, location solutions, and retail solutions; and (2) Enterprise Visibility & Mobility (“EVM”), primarily comprised of mobile computing, data capture, RFID, services and solutions.
Asset Intelligence & Tracking
Barcode and Card Printing: We design, manufacture, and sell printers, which produce high-quality labels, wristbands, tickets, receipts, and plastic cards on demand. Our customers use our printers in a wide range of applications, including routing and tracking, patient safety, transaction processing, personal identification, and product authentication. These applications require high levels of data accuracy, speed, and reliability. They also include specialty printing for receipts and tickets for improved customer service and productivity gains. Plastic cards are used for secure, reliable personal identification (e.g. state identification cards, drivers’ licenses, and healthcare identification cards), access control (e.g. employee or student building access), and financial transactions (e.g. credit, debit and ATM cards). Our RFID printers and encoders are used to print and encode passive RFID labels. We offer a wide range of accessories and options for our printers, including vehicle mounts and battery chargers.
Supplies: We produce and sell stock and customized thermal labels, receipts, ribbons, plastic cards, and RFID tags suitable for use with our printers, and also wristbands which can be imaged in most commercial laser printers. We support our printing products, resellers, and end-users with an extensive line of superior quality, high-performance supplies optimized to a particular end-user’s needs. We promote the use of supplies with our printing equipment. Our supplies business also includes temperature-monitoring labels primarily used in vaccine distribution, as well as self-laminating wristbands for use in laser printers.
Services:  We provide a full range of maintenance, technical support, and repair services. We also provide managed and professional services, including those which help customers manage their devices and related software applications. Our offerings include cloud-based subscriptions and multiple service levels. They are typically contracted through multi-year service agreements. We provide our services directly and through our global network of partners.
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

Enterprise Visibility & Mobility
Mobile Computing: We design, manufacture, and sell rugged and enterprise-grade mobile computing products and accessories in a variety of specialized form factors and designs to meet a wide array of enterprise applications. Industrial applications include inventory management in warehouses and distribution centers; field mobility applications include field service, post and parcel, and direct store delivery; and retail and customer facing applications include e-commerce, omnichannel, mobile point of sale, inventory look-up, staff collaboration, and analytics. Our products primarily incorporate the Android™ operating system and support local-area and wide-area voice and data communications. Our mobile computing products often incorporate barcode scanning, global position system and RFID features, and other sensory capabilities. We also provide related software tools, utilities, and applications.

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

Services: We provide a full range of maintenance, technical support, and repair services. We also provide managed and professional services that, among other things, help customers design, test, and deploy our solutions as well as manage their mobility devices, software applications and workflows. Our offerings include cloud-based subscriptions with multiple service levels, which are typically contracted through multi-year service agreements. We provide our services directly and through our global network of partners.

Workflow optimization solutions: We provide a portfolio of software-based solutions that help our customers analyze and act on data in real time, improving the agility and productivity of key operational workflows. Our portfolio of offerings includes workforce management solutions, workflow execution and task management solutions; prescriptive analytics solutions; as well as communications and collaboration solutions. Our primary focus is on frontline workers in Zebra’s core customer segments, including retail, transportation and logistics, and healthcare. Our offerings include cloud-based subscriptions with multiple service levels, which are typically contracted through multi-period service agreements. We sell and deliver our offerings both directly and through a set of systems integrators and other channel partners.
Our Competitive Strengths
The following are core competitive strengths that we believe enable us to differentiate ourselves from our competitors:

An industry leader focused solely on improving enterprise operations
We are a market leader in the key technologies of EAI, including mobile computing, barcode and card printing, data capture, and RFID. We also provide related software, services, and accessories. Our leadership position enables us to work with and support customers globally, in a variety of industries, who are focused on implementing leading-edge solutions.

High entry and switching barriers
On a global basis, we have long-standing relationships with end-users and with our extensive network of channel partners. We believe these customer relationships and our strong partner network are critical to our success and would be difficult for a new market entrant to replicate. We believe a significant portion of our products and solutions are deployed with specialized product performance and software application requirements, which could result in high switching costs.

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
Global reach and brand
We sell to customers directly and through our network of channel partners around the world. This global presence gives us the capability to supply our customers with products, solutions, and services no matter the location of their operations. In addition, we believe we have strong brand recognition with a reputation in the industry as a trusted and strategic partner, known for delivering high quality products that are reliable and durable.

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

Advance our Enterprise Asset Intelligence vision

Our EAI vision is for every asset and worker to be connected, visible, and optimally utilized. We believe that secular technology trends, particularly in IoT, cloud computing, intelligent automation, and mobility, advance our vision and are transforming our customers’ businesses and our industry, providing us with significant new opportunities to create value for our customers and for the Company. We expect to capitalize on these trends, and in particular the proliferation of smart connected sensors and devices in our core market segments, by providing end-to-end solutions that integrate these sensors and devices with cloud-based workflows and analytics applications. We plan to continue investing in the development of computer vision and other technologies that will enable intelligent automation solutions, providing increased visibility into the enterprise, real-time, actionable information, and improved customer experiences. Our solutions will also increasingly include advanced features, functions, and user experiences to drive additional competitive differentiation and elevate our role as a solutions provider.

Increase our opportunity for growth through expansion in adjacent market segments
We plan to drive growth through expansion, organically and inorganically, in adjacent market segments that are synergistic with our core markets. We will focus specifically on segments where our products and solutions, workflow expertise, and customer and industry relationships will enable us to provide significant value to end-users.

Enhance financial strength and flexibility
While maintaining our strong balance sheet, we intend to continue to improve profitability and cash flow generation through operational execution and increased productivity derived from continuous business process improvement, cost management, and focus on working capital efficiency.

Sustainable business model
Our corporate social responsibility priorities include human capital, resource conservation, and climate. These foundational priorities include initiatives that align with our corporate values and strategic focus, and help to ensure that our business is sustainable.

Competition
We operate in a highly competitive environment. The need for companies to improve productivity and implement their strategies, as well as the secular trends around IoT, cloud computing, automation, and mobility, are some of the factors that are creating growth opportunities for established and new competitors.

Key competitive factors include the breadth and quality of products, solutions and services, as well as pricing, design, performance, durability, geographic availability, warranty coverage, brand recognition, relationships with customers and channel partners, and company reputation. We believe we compete effectively with respect to these factors.

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

Barcode and Card Printing: We consider our direct competition in printing to be producers of on-demand thermal transfer and direct thermal label fixed and mobile printing systems and RFID printer/encoders. We also compete with companies engaged in the design, manufacture, and marketing of printing systems that use technologies such as ink-jet, direct marking and laser printing, as well as card printers based on ink-jet, thermal transfer, embossing, film-based systems, encoders, laser engraving, and large-scale dye sublimation printers. In addition, service bureaus, which provide centralized services, compete for end-user business and provide an alternative to our card printing solutions. Competitors include: Fargo Electronics (a unit of HID Global), Honeywell, Sato, and Toshiba TEC.

Supplies: The supplies industry is highly fragmented with competition comprised of numerous companies of various sizes around the world.

Location Solutions: We compete with a diverse group of companies marketing location solutions that are primarily based on active RFID technologies. Competitors include: Cisco, Impinj, and Stanley Healthcare.

Workflow optimization solutions: We compete with a diverse and varied group of companies across our solution offerings. Competitors include: Ceridian, Cisco, Kronos, Theatro, and Workjam.

Customers
End-users of our products, solutions and services are diversified across a wide variety of industries. We have had three customers that each accounted for 10% or more of our Net sales over the past three years. All three of these customers are distributors and not end-users. No end-user has accounted for 10% or more of our Net sales during these years. See Note 20, Segment Information & Geographic Data in the Notes to Consolidated Financial Statements for further information.

Our Net sales to significant customers as a percentage of the Company’s total Net sales were as follows:

	Year Ended December 31,
	2020	2019	2018
Customer A	17.7%	18.3%	20.3%
Customer B	13.9%	13.7%	15.7%
Customer C	20.7%	16.6%	14.1%

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

Manufacturing and Outsourcing
Final assembly of our hardware products is performed by third-parties, including electronics manufacturing services companies (“EMSs”) and joint design manufacturers (“JDMs”). Our products are currently produced in facilities primarily located in the Asia-Pacific region, including China, Taiwan, Vietnam, and Malaysia, as well as Mexico and Brazil. In 2020, we completed our efforts to diversify our product sourcing footprint by establishing production in Taiwan, Vietnam, and Malaysia and reducing reliance on Chinese-based manufacturing. The EMSs and JDMs produce our products to our design specifications. We maintain control over portions of the supply chain, including supplier selection and price negotiations for key components. The manufacturers purchase the components and subassemblies used in the production of our products. Our products are shipped to regional distribution centers, operated by third party logistics providers or the Company. A portion of products are reconfigured at the distribution centers through firmware downloads, packaging, and customer specific customization before they are shipped to customers. In addition, certain products are manufactured in accordance with procurement regulations and various international trade agreements and remain eligible for sale to the U.S. government.

Production facilities for our supplies products are located in the U.S. and Western Europe. We also supplement our in-house supplies production capabilities with third-party manufacturers, principally located in Asia-Pacific.

Repair services for our products are performed by either our own operations or through third-parties, with repair service hubs located in each of the regions in which we serve our customers.
Research and Development
The Company devotes significant resources to developing innovative solutions for our target markets and ensuring that our products, solutions, and services maintain high levels of reliability and provide value to end-users. Research and development expenditures for the years ended 2020, 2019, and 2018 were $453 million, $447 million, and $444 million, or 10.2%, 10.0% and 10.5% of Net sales, respectively. We have approximately 2,400 engineers and innovation and design experts worldwide focused on strengthening and broadening our extensive portfolio of products and solutions.

Our Technology
Mobile Computing: Our mobile computing products incorporate a wide array of advanced technologies in rugged, ergonomic enclosures to meet the needs of specific use cases. Purpose-built rugged devices ensure reliable operations for targeted use cases, surviving years of rough handling and harsh environments. A broad portfolio of enterprise accessories further tailors mobile computers to meet a wide variety of enterprise use cases. Our mobile computers include hardened industry-standard operating systems with software features to facilitate customers’ mission-critical applications and ensure secure data transmission. Our mobile computers are also offered with software tools and services that support application development, device configuration, and field support to facilitate smooth and rapid deployment and ensure maximum customer return on investment. Additionally, specialized features such as advanced data capture technologies, data analytics technologies, voice and video collaboration tools, and advanced battery technologies enable our customers to work more efficiently and better serve their customers.

Data Capture and RFID: Our data capture products allow businesses to track business critical information quickly and accurately by providing real-time visibility into business processes and performance. These products include barcode scanners in a variety of form factors, including fixed and handheld scanners and standalone modules designed for integration into third-party OEM devices. Our scanners incorporate a variety of technologies including area imagers, linear imagers, lasers, and read linear, and two-dimensional barcodes. They are used in a broad range of applications, ranging from supermarket checkout to industrial warehouse optimization to patient management in hospitals. The design of these products reflects the diverse needs of these markets, with different ergonomics, multiple communication protocols, and varying levels of ruggedness.

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

Location Solutions: We offer a range of scalable RTLS technologies that generate precise, on-demand information about the physical location and status of high-valued assets. These solutions use active and passive RFID technologies, beacons, and other tracking technologies to locate, track, manage, and optimize high-value assets, equipment, and people. In addition, we offer a selection of RTLS infrastructure products that receive tag transmissions and provide location and motion calculations, database and system management functions, and asset visibility. The flexible infrastructure supports large tag populations and a range of coverage areas.

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

Workflow optimization solutions: Our workflow optimization solutions are delivered via a hybrid cloud platform and leverage big data, artificial intelligence and mobile/web applications to provide customers with real-time visibility and actionable insights about their business. By analyzing labor, inventory, transactional and real-time situational data, our solutions are able to forecast demand, prescribe actions, schedule workers, and enhance collaboration.

Intellectual Property
We rely on a combination of trade secrets, patents, trademarks, copyrights, and contractual rights to establish and protect our innovations, and hold a large portfolio of intellectual property rights in the U.S. and other countries. As of December 31, 2020, the Company owned approximately 2,100 trademark registrations and trademark applications, and approximately 5,300 patents and patent applications, worldwide.

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

Human Capital
The Company is committed to attracting, developing, and retaining talent to enable our strategic vision. This commitment directly shapes our approach to fostering a culture of inclusion and diversity and ensuring each employee can reach their potential.

We believe that our strong Company culture is a key enabler of our success. The values of accountability, integrity, teamwork, agility, and innovation are central to our culture and how we operate and work together. We take proactive steps to ensure that this culture continues to permeate throughout our organization. Employee engagement within the Company is consistently high with the most recent measures scoring above relevant benchmarks for technology companies. We consider our relations with our employees to be very good. In addition, we believe our compensation structure aligns with our stockholders’ long-term interests by balancing profitability and growth, as well as current market practices, and reflects the Company’s commitment to pay for performance.

As of December 31, 2020, the Company had approximately 8,800 employees globally, with a majority in sales and technical roles. Our employees reside in 54 countries with a majority of our employees located outside of the U.S. Some portions of our business, primarily in Europe, China, and India, are subject to labor laws that differ significantly from those in the U.S. In Europe, for example, it is common for a works council to represent employees when discussing matters such as compensation, benefits, restructurings and layoffs.

Talent Development
We are a Company built on great minds, with unique points of view that come together to build something remarkable. We believe that empowered team members enable us to advance our strategic priorities.

As a result, we provide ample employee development opportunities, starting with our robust onboarding process. Our Zebra Education Network online learning platform offers a wide variety of learning and development resources such as formal learning courses, cross-functional development experiences, as well as tools for mentoring and career shadowing. We also offer annual training and certification programs. Additionally, we conduct a robust talent review to assess our leadership pipeline and align on the skills we need to proactively develop for the future. This annual exercise is complemented by quarterly sessions with management to ensure we make progress on our critical talent development efforts throughout the year.

Inclusion and Diversity
We are fostering a diverse workforce where employees are encouraged to bring their best selves to work, and where all are seen, heard, valued, and respected. We believe a diverse workforce and inclusive culture fosters innovation at the Company. We expanded our Inclusion & Diversity program in 2020, after formalizing the program in 2018. In 2020 we also launched our Inclusion & Diversity Advisory Council, comprised of Executive Leadership Team members and others from across the organization to oversee our strategy and champion our efforts.

Our Chief Executive Officer has expressed support for diversity efforts by personally signing a commitment with the CEO Action for Diversity & Inclusion, the Business Roundtable, and The Valuable 500. The Company is also fostering inclusion and diversity through the following mechanisms:

•Inclusion Networks: We have a number of employee-led inclusion groups including the Women’s Inclusion Network (WIN), the LGBTQ+ group called ZEAL (Zebra Equality Alliance), the Veterans group called VETZ, the Hispanic

Inclusion Network called UNIDOZ, Zebras of African Descent (ZAD), and EDGE (Empowering Dynamic Generational Employees), which is geared towards our Millennial and Gen Z early career professionals. Each group is sponsored by one or more members of our Executive Leadership Team.

•Imbedding Inclusive Behaviors: We provide a variety of training including unconscious bias awareness for all employees, interviewing bias awareness training for hiring managers, and a mandatory Inclusive Leadership workshop for all people leaders. Additionally, our Inclusion Networks host a wide variety of events focused on increasing cultural competency.

•External Outreach: We leverage technology to remove gendered language from job postings to attract a diverse pool of applicants. We also strive to create a diverse slate of candidates wherever possible, with additional emphasis on our director level roles and above. We have established partnerships with Catalyst, Society of Women Engineers (SWE), National Society of Black Engineers (NSBE), Disability IN, as well as Historically Black Colleges and Universities to enhance our recruitment efforts and deepen our partnerships with diverse talent.

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
Other Regulatory Matters
Some of our operations use substances regulated under various federal, state, local, and international laws governing the environment and worker health and safety, including those governing the discharge of pollutants into the ground, air and water, the management and disposal of hazardous substances and wastes and the cleanup of contaminated sites. Certain products are subject to various federal, state, local, and international laws governing chemical substances in electronic products. During 2020, compliance with U.S. federal, state and local, and foreign laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment did not have a material effect on our business or results of operations.

Available Information
Our website address is www.zebra.com. The information on our website is not, and shall not be deemed to be, a part of this Annual Report on Form 10-K or incorporated into any other filings we make with the Securities and Exchange Commission (“SEC”). Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, are made available free of charge on the Investor Relations page of our website as soon as reasonably practicable after we electronically file them with or furnish them to the SEC.

Item 1A.Risk Factors
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
General Business and Industry Risks
The Company is vulnerable to the potential difficulties associated with the increase in the complexity of our business. We have grown rapidly over the last several years through acquisition and worldwide growth. This growth has caused increased complexities in the business. We believe our future success depends in part on our ability to manage our growth and increased complexities of our business. The following factors could present difficulties to us:

•Managing our distribution channel partners;
•Managing our contract manufacturing and supply chain;
•Manufacturing an increased number of products;
•Developing and managing custom solutions offerings;
•Managing parties to whom we have outsourced portions of our business operations;
•Managing administrative and operational burdens;
•Managing stakeholder interests including customer, investor and employee social responsibility matters;
•Maintaining and improving information technology infrastructure to support growth;
•Managing the integration of acquisitions;
•Managing logistical problems common to complex, expansive operations;
•Managing our international operations; and
•Attracting, developing and retaining individuals with the requisite technical expertise to develop new technologies and introduce new products and solutions.
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
The Company could encounter difficulties in any acquisition it undertakes, including unanticipated integration problems and business disruption. Acquisitions could also dilute stockholder value and adversely affect operating results. We may acquire or make investments in other businesses, technologies, services, products, or solutions. An acquisition may present business issues which are new to us. The process of integrating any acquired business, technology, service, or product into our operations may result in unforeseen operating difficulties and expenditures. Integration of an acquired company also may consume considerable management time and attention, which could otherwise be available for ongoing operations and the further development of our existing business. These and other factors may result in benefits of an acquisition not being fully realized.
Acquisitions also may involve a number of risks, including:

•Difficulties and uncertainties in retaining the customers or other business relationships from the acquired entities;
•The loss of key employees of acquired entities;
•The ability of acquired entities to fulfill their customers’ obligations;
•The inheritance of known, and the discovery of unknown, issues or liabilities;
•Pre-closing and post-closing acquisition-related earnings charges could adversely impact operating results and cash flows in any given period, and the impact may be substantially different from period to period;
•The failure of acquired entities to meet or exceed expected operating results or cash flows could result in impairment of goodwill or intangible assets acquired;
•The ability to implement internal controls and accounting systems necessary to be compliant with requirements applicable to public companies subject to SEC reporting, which could result in misstated financial reports; and
•Future acquisitions could result in changes such as potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities, and goodwill impairment charges.

The Company may not be able to continue to develop products or solutions to address user needs effectively in an industry characterized by ongoing change. To be successful, we must adapt to rapidly changing technological and application needs by continually improving our products and solutions, as well as introducing new products, solutions, and services, to address user demands.
The Company’s industry is characterized by:

•Evolving industry standards;
•Frequent new product, solution, and service introductions;
•Evolving distribution channels;
•Increasing demand for customized product and software solutions;
•Changing customer demands; and
•Changing security protocols.
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
The Company participates in a competitive industry, which may become more competitive. Competitors may be able to respond more quickly to new or emerging technology and changes in customer requirements. We face significant competition in developing and selling our products and solutions. To remain competitive, we believe we must continue to effectively and economically provide:

•Technologically advanced systems that satisfy user demands;
•Superior customer service;
•High levels of quality and reliability; and
•Dependable and efficient distribution networks.
We cannot assure we will be able to compete successfully against current or future competitors or technologies. Increased competition in mobile computing products, data capture products, radio frequency identification devices (“RFID”), printers, supplies, or software-based solutions may result in price reductions, lower gross profit margins, and loss of market share, and could require increased spending on research and development, sales and marketing, and customer support. Some competitors may make strategic acquisitions or establish cooperative relationships with suppliers or companies that produce complementary products and solutions, which may create additional pressures on our competitive position in the marketplace.
Operational Risks

The Company has substantial operations and sells a significant portion of our products, solutions and services outside of the U.S. and purchases important components, including final products, from suppliers located outside the U.S. Shipments to non-U.S. customers are expected to continue to account for a material portion of Net sales. We also expect to continue the use of third-party contract manufacturing services with non-U.S. production and assembly operations for our products.

Risks associated with operations, sales, and purchases outside the United States include:

•Fluctuating foreign currency rates could restrict sales, increase costs of purchasing, and affect collection of receivables outside of the U.S.;
•Volatility in foreign credit markets may affect the financial well-being of our customers and suppliers;
•Violations of anti-corruption laws, including the Foreign Corrupt Practices Act and the U.K. Bribery Act, could result in large fines and penalties;
•Adverse changes in, or uncertainty of, local business laws or practices, including the following:
•Imposition of burdensome tariffs, quotas, taxes, trade barriers, or capital flow restrictions;
•Restrictions on the export or import of technology may reduce or eliminate the ability to sell in, or purchase from, certain markets;
•Political and economic instability may reduce demand for our products or put our non-U.S. assets at risk;
•Limited intellectual property protection in certain countries may limit recourse against infringement on our products or may cause us to refrain from selling in certain geographic territories;
•Staffing may be difficult including higher than anticipated turnover;
•A government-controlled exchange rate and limitations on the convertibility of currencies, including the Chinese Yuan;
•Transportation delays and customs related delays may affect production and distribution of our products;
•Geopolitical uncertainty or turmoil could negatively affect our operations or those of our customers or suppliers;

•Effectively managing and overseeing operations that are distant and remote from corporate headquarters; and
•Integration and enforcement of laws varies significantly among jurisdictions and may change over time

Third parties may allege that the Company or our suppliers infringe upon their intellectual property rights. Periodically, third parties claim that we or our suppliers infringe upon their intellectual property rights. As we continue to expand our business and incorporate new technologies into our products and solutions, these types of claims may increase. Any of these claims, with or without merit, could result in costly litigation and divert the attention of key personnel. To the extent a violation of a third party’s patent or other intellectual property right is established, we may be prevented from operating our business as planned and we may be required to pay costly judgments or settlements, enter into costly licensing arrangements or use a non-infringing method to accomplish our business objectives, any of which could have a negative impact on our operating margins.
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
We currently use third-party and/or open source operating systems and associated application ecosystems in certain of our products and solutions. Such parties ceasing continued development of the operating systems or restricting our access to such operating systems could adversely impact our business and financial results. We are dependent on third-parties’ continued development of operating systems, software application ecosystem infrastructures, and such third-parties’ approval of our implementations of their operating systems and associated applications. If such parties cease to continue development or support of such operating systems or restrict our access to such operating systems, we would be required to change our strategy for such devices. Our financial results could be negatively impacted by a resulting shift away from the operating systems we currently use and the associated applications ecosystem could be costly and difficult. A strategy shift could increase the burden of development on the Company and potentially create a gap in our portfolio for a period of time, which could competitively disadvantage us.
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

Our products and solutions that are deployed in customer environments also have the possibility of being breached, which could result in damage to a customer’s confidentiality, integrity, and availability of the customer’s data and systems. It is possible that such a breach could result in delays in, or loss of market acceptance of, our products, solutions or services; diversion of our resources; injury to our reputation; increased service and warranty expenses; and payment of damages. To date, we have had no material incidents related to the security on our products or solutions. Although we maintain insurance related to cybersecurity risks, there can be no assurance that our insurance coverage will cover the particular cyber incident at issue or that such coverage will be sufficient.
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
Defects or errors in the Company’s software products could harm our reputation, result in significant cost to us, and impair our ability to market such products. Our software may contain undetected errors, defects, or bugs. Although we have not suffered significant harm from any errors, defects, or bugs to date, we may discover significant errors, defects, or bugs in the future that we may not be able to correct or correct in a timely manner. Any future errors, defects, or bugs found in our software products and related services may result in delays in, or loss of market acceptance of, our products, solutions or services; diversion of resources; injury to reputation; increased service and warranty expenses; and payment of damages.
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

A natural disaster, widespread public health issue, civil unrest, or man-made disaster may cause supply disruptions that could adversely affect our business and results of operations. Natural disasters or widespread public health issues, including pandemics, may occur in the future and the Company is not able to predict to what extent or duration any such disruptions will have on our ability to maintain ordinary business operations. The Company’s operations and facilities are subject to catastrophic loss due to fire, flood, terrorism, or other natural or man-made disasters. If any of our facilities were to experience a catastrophic loss, it could disrupt our operations, delay production, shipments and revenue, and result in large expenses to repair or replace the facility. Following an interruption to our business, the Company could require substantial recovery time, experience significant expenditures to resume operations, and lose significant sales. If such a disruption were to occur, we could breach agreements, our reputation could be harmed, and our business and operating results could be adversely affected. The consequences of a natural disaster or widespread public health issue may have a material adverse effect on our business and results of operations.

The effects of the COVID-19 pandemic have and may continue to adversely affect our business, financial results, and results of operations. The coronavirus (“COVID-19”) has spread rapidly worldwide, resulting in a broad number of governmental and commercial efforts to contain the spread of COVID-19 globally, such as travel bans and restrictions, quarantines, shelter in place orders, and shutdowns. The COVID-19 pandemic has been, and continues to be, complex and rapidly evolving, and has adversely impacted our business, primarily related to lower customer demand and higher fulfillment costs. The duration and extent of the impact of the COVID-19 pandemic on our business, operations and financial results depends on factors that cannot be accurately predicted at this time, such as the severity and transmission rate of COVID-19, the extent and effectiveness of containment actions, the extent to which vaccines and/or other medical treatments are developed and made available to the public, and the impact of these and other factors on our employees, customers, industry partners, suppliers and third party dealers, distributors, and resellers.

The federal, state, and local governments as well as foreign governments, to varying degrees, have imposed, and continue to impose, several protocols and regulations restricting the physical movement or other activities of individuals in an effort to limit the spread of COVID-19. We have implemented a number of measures in an effort to protect the health and well-being of our employees, customers and suppliers, including having the majority of office workers work remotely, limiting employee travel, and withdrawing from industry events. The transition to working remotely for most of our office employees may impact our business operations, customer relationships, pose additional data security risks as well as impact our ability to attract and retain talent. The extent and duration of ongoing workplace restrictions and limitations, particularly in sites with significant headcount, could adversely impact our operations and our ability to execute on strategic imperatives for our business. As governments ease their restrictions and we allow our employees to come back to work in our offices in a controlled approach, we have modified our business practices, including implementing social distancing protocols, office capacity restrictions, health screening, provision of personal protective equipment, tracking and tracing protocols, and extensively and frequently disinfecting our workspaces. However, there is no guarantee that such protocols will be successful in preventing the spread of COVID-19 amongst our employees. In late 2020, certain vaccines were authorized by major regulatory bodies to help fight the infection of COVID-19, and certain other vaccines are in the late stages of development to provide such treatment. At this time, the availability of authorized vaccines is highly limited, and the time required to make these vaccines available to all members of the public remains uncertain. Further, we have experienced higher than normal employee absentee rates for employees who are unable to work from home, and even as employees return to our offices, we may be prevented from conducting business activities at full capacity for an indefinite period of time. The potential negative effects to our operations, including reductions in production levels, research and development activities, and increased costs resulting from our efforts to mitigate the impact of COVID-19, may adversely affect our ability to deliver our products, solutions and services.

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

Zebra could be adversely impacted by the United Kingdom’s withdrawal from the European Union. Zebra maintains its European regional headquarters and a label converting facility in the U.K. and has significant operations and sales throughout Europe, including its regional distribution center located in Heerenveen, Netherlands. Following the U.K. formally withdrawing from the E.U. on January 31, 2020, the U.K. and E.U. entered into a transition period that ended on December 31, 2020. The E.U.-U.K. Trade and Cooperation Agreement was entered into on December 24, 2020 and details the future relationship between the U.K. and E.U., and has resolved much uncertainty. Nevertheless, effective January 1, 2021, customs borders are in place between Great Britain and Northern Ireland and Great Britain and the E.U., which could adversely impact Zebra’s operations and financial performance due to the increase in importation requirements that may lead to disrupted or delayed shipments in the region. Such disrupted or delayed shipments may also result in shortages of products and components or loss of customer confidence, which could affect Zebra’s financial performance.

We are exposed to risks under large, multi-year system and solutions and services contracts that may negatively impact our business. We enter into large, multi-year system and solutions and services contracts with our customers that expose us to risks, including among others: (i) technological risks, especially when contracts involve new technology; (ii) financial risks, including the accuracy of estimates inherent in projecting costs associated with large, long-term contracts and the related impact on operating results; and (iii) cybersecurity risks, especially in solutions or managed services contracts with customers that process personal data. Recovery of front-loaded costs incurred on long-term managed services and software-based solutions contracts with customers is dependent on the continued viability of such customers. The insolvency of customers could result in a loss of anticipated future revenue attributable to that program or product, which could have an adverse impact on our profitability.
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
Failure of our suppliers, subcontractors, distributors, resellers, and representatives to use acceptable legal or ethical business practices could negatively impact our business. It is our policy to require suppliers, subcontractors, distributors, resellers, and third-party sales representatives (“TPSRs”) to operate in compliance with applicable laws, rules, and regulations, including those regarding working conditions, employment practices, environmental compliance, anti-corruption, and trademark and copyright licensing. However, we do not control their labor and other business practices. If one of our suppliers, subcontractors, distributors, resellers, or TPSRs violates labor or other laws or implements labor or other business practices that are regarded as unethical, the shipment of finished products to us could be interrupted, orders could be canceled, relationships could be terminated, and our reputation could be damaged. If one of our suppliers or subcontractors fails to procure necessary license rights to trademarks, copyrights, or patents, legal action could be taken against us that could impact the salability of the Company’s products and solutions, and expose us to financial obligations to a third-party. Any of these events could have a negative impact on our sales and results of operations.
We rely on third-party dealers, distributors, and resellers to sell many of our products and solutions, and their failure to effectively bring our products and solutions to market may negatively affect our results of operation and financial results. In addition to our own sales force, we offer our products and solutions through a variety of third-party dealers, distributors, and resellers who may also market other products and solutions that compete with ours. Failure of one or more of our third-party dealers, distributors, or resellers to effectively promote our products and solutions could affect our ability to bring products and solutions to market and have a negative impact on our results of operations. Any changes to our channel program may cause some of our third-party dealers, distributors, or resellers to exit the program due to modifications to the program structure, which may reduce our ability to bring products and solutions to market and could have a negative impact on our results of operations.
Some of these third-parties are smaller and more likely to be impacted by a significant decrease in available credit that could result from a weakness in the financial markets. If credit pressures or other financial difficulties result in insolvency for third-party dealers, distributors, or resellers and we are unable to successfully transition end-customers to purchase our products and solutions from other third-parties or from us directly, it may cause, and in some cases, has caused, a negative impact on our financial results.

Final assembly of certain of our products is performed by third-party electronics manufacturers. We may be dependent on these third-party electronics manufacturers as a sole-source of supply for the manufacture of such products. A failure by such manufacturers to provide manufacturing services to us as we require, or any disruption in such manufacturing services up to and including a catastrophic shut-down, may adversely affect our business results. Because we rely on these third-party electronics manufacturers to manufacture our products, we may incur increased business continuity risks. We are not able to exercise direct control over the assembly or related operations of certain of our products. If these third-party manufacturers experience business difficulties or fail to meet our manufacturing needs, then we may be unable to satisfy customer product demands, lose sales, and be unable to maintain customer relationships. Longer production lead times may result in shortages of certain products and inadequate inventories during periods of unanticipated higher demand. Without such third parties continuing to manufacture our products, we may have no other means of final assembly of certain of our products until we are able to secure the manufacturing capability at another facility or develop an alternative manufacturing facility. This transition could be costly and time consuming. From time to time we may diversify our product sourcing footprint, similar to the actions we took with our efforts to reduce our reliance on Chinese-based manufacturing, which may result in additional costs.
Our future operating results depend on our ability to purchase a sufficient amount of materials, parts, and components, as well as services and software to meet the demands of customers. We source some of our components from sole source suppliers. Any disruption to our suppliers or significant increase in the price of supplies could have a negative impact on our results of operations. Our ability to meet customers’ demands depends, in part, on our ability to obtain in a timely manner an adequate delivery of quality materials, parts, and components, as well as services and software from our suppliers. In addition, certain supplies are available only from a single source or limited sources and we may not be able to diversify sources in a timely manner. If demand for our products, solutions or services increases from our current expectations or if suppliers are unable or unwilling to meet our demand for other reasons, including as a result of natural disasters, public health issues, severe weather conditions, or financial issues, we could experience an interruption in supplies or a significant increase in the price of supplies that could have a negative impact on our business. We have experienced shortages in the past that have negatively impacted our results of operations and may experience such shortages in the future. Credit constraints at our suppliers could cause us to accelerate payment of accounts payable by us, impacting our cash flow.
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

Financial and Market Risks

The impact of changes in customs duties and trade policies in the United States and corresponding actions by other countries in which the Company does business could adversely affect our financial performance. The Company currently imports a significant percentage of our products into the U.S., and an increase in customs duties with respect to these imports could negatively impact the Company’s financial performance. During 2020, the Company successfully completed efforts to diversify its product sourcing footprint in order to reduce its reliance on Chinese-based manufacturing and mitigate the impacts of related customs duties.

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

Economic conditions and financial market disruptions may adversely affect our business and results of operations. Adverse economic conditions or reduced information technology spending may negatively impact our business. General disruption of financial markets and a related general economic downturn could adversely affect our business and financial condition through a reduction in demand for our products, solutions or services by our customers. If a slowdown were severe enough, it could require further impairment testing and write-downs of goodwill and other intangible assets. Cost reduction actions may be necessary and might lead to restructuring charges. A tightening of financial credit could adversely affect our customers, suppliers, outsourced manufacturers, and channel partners (e.g., distributors and resellers) from obtaining adequate credit for the financing of significant purchases. An economic downturn could also result in a decrease in or cancellation of orders for our products, solutions and services; negatively impacting the ability to collect accounts receivable on a timely basis; result in additional reserves for uncollectible accounts receivable; and require additional reserves for inventory obsolescence. Higher volatility and fluctuations in foreign exchange rates for the U.S. Dollar against currencies such as the Euro, British Pound Sterling, Czech Koruna, Brazilian Real, and Chinese Yuan could negatively impact product sales, margins, and cash flows.

It is important that we are able to obtain many different types of insurance, and if we are not able to obtain insurance or exhaust our coverage, we may be forced to retain the risk. We have many types of insurance coverage and are also self-insured for some risks and obligations. Our third-party insurance coverage varies from time to time in both type and amount depending on availability, cost and our decisions with respect to risk retention. Economic conditions and uncertainties in global markets may adversely affect the cost and other terms upon which we are able to obtain third-party insurance. In addition, our third-party insurance policies are subject to deductibles, policy limits, and exclusions that result in our retention of a level of risk on a self-insurance basis. Further, certain types of coverages may be difficult or expensive to obtain. We self-insure against certain business risks and expenses where we believe we can adequately self-insure against the anticipated exposure and risk or where insurance is either not deemed cost-effective or is not available. If the amount of our third-party insurance coverage is not available or adequate to cover all claims or liabilities, or to the extent we have elected to self-insure, we may be forced to bear substantial costs from an accident, incident, or claim. Losses not covered by insurance could be substantial and unpredictable and could adversely affect our financial condition and results of operations.

Our indebtedness could adversely affect our business. As of December 31, 2020, we had $1.3 billion of outstanding debt, gross of unamortized discounts and debt issuance costs. Our indebtedness could have important consequences, including the following:

•We may experience difficulty in satisfying our obligations with respect to our existing indebtedness or future indebtedness;
•Our ability to obtain additional financing for working capital, capital expenditures, acquisitions, or general corporate purposes may be impaired;
•We may be at a competitive disadvantage with reduced flexibility in planning for, or responding to, changing conditions in the industry, including increased competition; and
•We may be more vulnerable to economic downturns and adverse developments in the business.
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

Laws and regulations relating to the handling of personal data may result in increased costs, legal claims, or fines against the Company. As part of our operations, the Company collects, uses, stores, and transfers personal data of third parties, employees and limited customer data in and across various jurisdictions. Laws and regulations relating to the handling of such personal data may result in increased costs, legal claims, or fines against the Company. Existing laws and emerging regulations may be inconsistent across jurisdictions and are subject to evolving and differing (sometimes conflicting) interpretations. Government officials, regulators and privacy advocates are increasingly scrutinizing how companies collect, process, use, store, share and transmit personal data, which may result in new interpretations of existing laws that impact our business. Compliance with these laws may require us to, among other things, make changes in services, business practices, or internal systems that may result in increased costs, lower revenue, reduced efficiency, or greater difficulty in competing with foreign-based firms. Further, there is no assurance that we will be able to meet additional requirements that may be imposed on the transfer of personal data without incurring expenses. We may experience reluctance or refusal by customers to purchase or continue to use our services due to concerns regarding their data protection obligations. Our actual or perceived failure to comply with applicable laws and regulations or other obligations to which we may be subject, or to protect personal data from unauthorized access, use, or other processing, may subject the Company to enforcement actions and regulatory investigations, claims, legal proceedings or other actions, reputational harm and loss of goodwill, any of which could have a material adverse effect on our operations, financial performance, and business.
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
We are subject to a wide range of product regulatory and safety, consumer, worker safety, and environmental laws. Our operations and the products we manufacture and/or sell are subject to a wide range of product regulatory and safety, consumer, worker safety, and environmental laws and regulations. Compliance with such existing or future laws and regulations could subject us to future costs or liabilities, impact our production capabilities, constrict our ability to sell, expand or acquire facilities, restrict what products, solutions and services we can offer, and generally impact our financial performance. Some of these laws are environmental and relate to the use, disposal, remediation, emission and discharge of, and exposure to hazardous substances. These laws often impose liability and can require parties to fund remedial studies or actions regardless of fault. We continue to incur disposal costs and have ongoing remediation obligations. Environmental laws have tended to become more stringent over time and any new obligations under these laws could have a negative impact on our operations or financial performance.
Laws focused on the energy efficiency of electronic products and accessories; recycling of both electronic products and packaging; reducing or eliminating certain hazardous substances in electronic products; and the transportation of batteries continue to expand significantly. Laws pertaining to accessibility features of electronic products, standardization of connectors and power supplies, the transportation of lithium-ion batteries, and other aspects are also proliferating. There are also demanding and rapidly changing laws around the globe related to issues such as product safety, radio interference, radio frequency radiation exposure, medical related functionality, and consumer and social mandates pertaining to use of wireless or electronic equipment. These laws, and changes to these laws, could have a substantial impact on whether we can offer certain products, solutions, and services, and on what capabilities and characteristics our products, solutions or services can or must include.
These laws impact our products and negatively affect our ability to manufacture and sell products competitively. We expect these trends to continue. In addition, we anticipate that we will see increased demand to meet voluntary criteria related to reduction or elimination of certain constituents from products, increasing energy efficiency, and providing additional accessibility.

Item 1B.Unresolved Staff Comments
None.

Item 2.Properties

Our corporate headquarters are located in Lincolnshire, Illinois; a northern suburb of Chicago. We also operate manufacturing, production and warehousing, administrative, research, and sales facilities in other U.S. and international locations.

As of December 31, 2020, the Company owned three laboratory and warehouse facilities located in the U.S., U.K., and Canada.

As of December 31, 2020, the Company had a total of 125 leased facilities with locations spread globally; 35 of which are located in the U.S. and 90 of which are located in other countries. See Note 13, Leases in the Notes to Consolidated Financial Statements for further details related to the Company’s lease arrangements.

We generally consider the productive capacity of our facilities to be adequate and sufficient for our requirements. The extent of utilization of each manufacturing facility varies throughout the year.

Item 3.Legal Proceedings
See Note 14, Commitments and Contingencies in the Notes to Consolidated Financial Statements.

Item 4.Mine Safety Disclosures
Not applicable.

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Stock Information
Our Class A Common Stock is traded on the NASDAQ Stock Market, LLC under the symbol “ZBRA”.

As of February 4, 2021, the last reported price for the Company’s Class A Common Stock was $407.34 per share, and there were 103 registered stockholders of record for Zebra’s Class A Common Stock. The number of beneficial owners is substantially greater than the number of stockholders of record, because a large portion of our Class A common stock is transacted through banks and brokers.
Dividend Policy
Since our initial public offering in 1991, we have not declared any cash dividends or distributions on our capital stock. We currently do not anticipate paying any cash dividends in the foreseeable future.
Treasury Shares
The following table sets forth information with respect to repurchases of the Company’s common stock for the three months ended December 31, 2020.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (1)
September 27, 2020 - October 24, 2020	—	$—	—	$753
October 25, 2020 - November 21, 2020	—	—	—	753
November 22, 2020 - December 31, 2020	—	—	—	753
Total	—	$—	—	$753

(1)On July 30, 2019, the Company announced that its Board of Directors authorized a share repurchase program for up to an aggregate amount of $1 billion of its outstanding shares of common stock. Repurchases may be effected from time to time through open market purchases, including pursuant to a pre-set trading plan meeting the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934. During the fourth quarter of 2020, the Company did not make any share repurchases under the program, which does not have a stated expiration date.

Stock Performance Graph
The following graph compares the cumulative total stockholder return, calculated on a dividend-reinvested basis, in Zebra Technologies Corporation Class A Common Stock, the S&P 500 Index, S&P 500 Information Technology Index, RDG Technology Composite, and the NASDAQ Composite Market Index for the five years ended December 31, 2020. As a result of our joining the S&P 500, we have added the S&P 500 Index and S&P 500 Information Technology Index for 2020 in accordance with Regulation S-K and because we believe these are more relevant indexes. In future years, we will not use the RDG Technology Composite or the NASDAQ Composite Market Index. The comparison assumes that $100 was invested in each of the Company’s Class A Common Stock, the S&P 500 Index, S&P 500 Information Technology Index, RDG Technology Composite and the NASDAQ Composite Market Index as of the market close on December 31, 2015. Note that historic stock price performance is not necessarily indicative of future stock price performance.

Value at each year-end of $100 initial investment made on December 31, 2015
	12/15	12/16	12/17	12/18	12/19	12/20
Zebra Technologies Corporation	$100.00	$123.13	$149.03	$228.61	$366.75	$551.80
NASDAQ Composite	$100.00	$108.87	$141.13	$137.12	$187.44	$271.64
S&P 500	$100.00	$111.96	$136.40	$130.42	$171.49	$203.04
RDG Technology Composite	$100.00	$114.21	$156.95	$157.68	$231.96	$340.33
S&P 500 Information Technology	$100.00	$113.85	$158.06	$157.60	$236.86	$340.83

Item 6.Selected Financial Data
FIVE YEAR SUMMARY OF SELECTED CONSOLIDATED FINANCIAL DATA
(In millions, except shares and per share amounts)

	Year Ended December 31,
Consolidated Statements of Operations (1)	2020	2019	2018	2017	2016
Net sales	$4,448	$4,485	$4,218	$3,722	$3,574
Gross profit	2,003	2,100	1,981	1,710	1,642
Net income (loss)	$504	$544	$421	$17	$(137)

Basic earnings (loss) per share	$9.43	$10.08	$7.86	$0.33	$(2.65)

Diluted earnings (loss) per share	$9.35	$9.97	$7.76	$0.32	$(2.65)
Weighted average shares outstanding:
Basic	53,441,375	53,991,249	53,591,655	53,021,761	51,579,112
Diluted	53,913,245	54,594,417	54,299,812	53,688,832	51,579,112

	December 31,
Consolidated Balance Sheets (1) (2)	2020	2019	2018	2017	2016
Cash and cash equivalents	$168	$30	$44	$62	$156
Total Assets	5,375	4,711	4,339	4,275	4,632
Long-term liabilities	1,380	1,468	1,703	2,441	2,891
Total Stockholders’ Equity	2,144	1,839	1,335	834	792

(1)Includes the Reflexis, Cortexica, Profitect, Temptime and Xplore businesses, effective upon their respective dates of acquisition, which were as follows: Reflexis on September 1, 2020, Cortexica on November 5, 2019, Profitect on May 31, 2019, Temptime on February 21, 2019 and Xplore on August 14, 2018. See Note 5, Business Acquisitions in the Notes to Consolidated Financial Statements for further details related to these acquisitions.

(2)Effective January 1, 2019, the Company adopted Accounting Standards Codification (“ASC”) Topic 842, Leases (“ASC 842”), which resulted in the recognition of right-of-use lease assets and lease liabilities for operating leases with terms greater than one year. The Company adopted ASC 842 under the modified retrospective approach, and therefore financial statements prior to 2019 were not affected by this standard. See Note 13, Leases in the Notes to Consolidated Financial Statements for additional information related to the Company’s leasing activities.

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section generally discusses fiscal 2020 and 2019 items and year-over-year comparisons between 2020 and 2019. Discussions of 2018 items and year-to-year comparisons between 2019 and 2018 are not included herein. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 for this discussion.

Overview
Zebra Technologies Corporation and its subsidiaries (“Zebra” or the “Company”) is a global leader respected for innovative Enterprise Asset Intelligence (“EAI”) solutions in the automatic identification and data capture solutions industry. We design, manufacture, and sell a broad range of products and solutions, including cloud-based subscriptions, that capture and move data, including: mobile computers; barcode scanners and imagers; radio frequency identification device (“RFID”) readers; specialty printers for barcode labeling and personal identification; real-time location systems (“RTLS”); related accessories and supplies, such as self-adhesive labels and other consumables; and software applications. We also provide a full range of services, including maintenance, technical support, and repair, managed and professional services. End-users of our products, solutions and services include those in the retail and e-commerce, transportation and logistics, manufacturing, healthcare, hospitality, warehouse and distribution, energy and utilities, government, education, and banking enterprises around the world.  We provide products, solutions, and services in approximately 180 countries, with 128 facilities and approximately 8,800 employees worldwide.

Our customers have traditionally benefited from proven solutions that increase productivity and improve asset efficiency and utilization. The Company is poised to drive, and capitalize on, the evolution of the data capture industry into the broader EAI industry, based on important technology trends like the Internet of Things (“IoT”), ubiquitous mobility, automation and cloud computing. EAI solutions offer additional benefits to our customers including real-time, data-driven insights that improve operational visibility and drive workflow optimization.

The Company’s operations consist of two reportable segments: Asset Intelligence & Tracking (“AIT”) and Enterprise Visibility & Mobility (“EVM”).

•The AIT segment is an industry leader in barcode printing and asset tracking technologies. Its major product lines include barcode and card printers, supplies, services, location solutions, and retail solutions. Industries served include retail and e-commerce, transportation and logistics, manufacturing, healthcare, and other end markets within the following regions: North America; Europe, Middle East, and Africa (“EMEA”); Asia-Pacific; and Latin America.

•The EVM segment is an industry leader in automatic information and data capture solutions. Its major product lines include mobile computing, data capture, RFID, services, and workflow optimization solutions. Industries served include retail and e-commerce, transportation and logistics, manufacturing, healthcare, and other end markets within the following regions: North America; EMEA; Asia-Pacific; and Latin America.

Beginning in the first quarter of 2021, we will move the retail solutions product line from our AIT segment into our EVM segment contemporaneous with a change in our organizational structure and management of the business. We will begin reporting our results reflecting this change in the first quarter of 2021 and will present historical periods on a comparable basis. The impact of this change does not have an impact to the Consolidated Financial Statements and is immaterial to our current and historical reportable segment results.

Recent Developments

COVID-19 Outbreak
In 2020, the coronavirus (“COVID-19”) spread rapidly worldwide, resulting in a broad number of governmental and commercial efforts to contain it, such as travel bans and restrictions, quarantines, shelter in place orders, and shutdowns. These events have resulted in significant declines in global economic activity and significant volatility in financial market valuations, the duration and extent of which continues to be highly uncertain. The Company’s 2020 Net sales and profitability were negatively impacted by the direct and indirect effects of the pandemic which were most pronounced in the second quarter.

We serve a diverse mix of customers. Some of our customers have experienced significant declines or suspensions to their operations, whereas others have experienced increases in their business volume. While many of our supply chain partners in China temporarily suspended or modified their business operations in early 2020 as a consequence of COVID-19, we have substantially mitigated the impact of these disruptions by taking exceptional actions, including alternative modes of product delivery and fulfillment, as well as providing protective equipment and hazard pay premiums for our front-line employees.

The federal, state, and local governments as well as foreign governments, to varying degrees, have imposed, and continue to impose, several protocols and regulations restricting the physical movement or other activities of individuals in an effort to limit the spread of COVID-19. We have implemented a number of measures in an effort to protect our employees’ health and well-being, including having the majority of office workers work remotely, limiting employee travel, and withdrawing from in-person industry events. In addition, as governments continue to ease their restrictions and we continue to allow our employees to come back to work in our offices in a controlled approach, we have modified our business practices, including implementing social distancing protocols, office capacity restrictions, health screening, provision of personal protective equipment, tracking and tracing protocols, and extensively and frequently disinfecting our workspaces. Throughout the pandemic, distribution centers and repair centers have remained open at varying capacity levels to ensure continued support to our customers, many of whom provide essential goods and services to communities.

During the past year, we considered the potential impacts of the global pandemic in qualitative impairment assessments of our long-lived assets, including goodwill and intangible assets, property, plant and equipment and right-of-use lease assets. We concluded that it is not more likely than not that any of our long-lived assets are impaired. Our analysis considered, among other factors:

•the nature of our products, solutions, and services as well as our position within our industry;
•our highly variable cost structure;
•the assumption that the negative impacts from COVID-19 will be temporary; and that
•the Company will continue generating strong positive operating cash flows over the long-term.

We have also considered the adequacy of our capital resources, inclusive of available borrowing capacity and other financing facilities; the results of our most recent quantitative goodwill impairment assessment, which was last completed in the fourth quarter of 2020 and further discussed in Note 6, Goodwill and Other Intangibles in the Notes to Consolidated Financial Statements; and that our market capitalization has continued to far exceed total net assets. Finally, while we may experience a temporary increase in working capital levels, we do not anticipate a material impact to the realizability of current assets, such as accounts receivable or inventories, at this time.

The situation related to the pandemic continues to be complex and rapidly evolving. In late 2020, certain vaccines were authorized by major regulatory bodies to help fight the infection of COVID-19, and certain other vaccines are in the late stages of development to provide such treatment. At this time, however, the availability of authorized vaccines is highly limited, and the time required to make these vaccines available to all members of the public remains uncertain. If COVID-19 persists or worsens before a safe and effective vaccine or other treatment is made widely available, there may be further external developments, such as restrictions imposed by government authorities or guidance issued by public health authorities, that are beyond our control and may impact our operating plans. Parts of our business have experienced, and may continue to experience, operational disruption and customer demand impacts. Since the onset of the pandemic, we have taken certain cost reduction actions to mitigate the impact to profitability and cash flow. We cannot reasonably estimate the duration of the pandemic or fully ascertain its long-term impact to our business.

Acquisitions
Reflexis
On September 1, 2020, the Company acquired Reflexis Systems, Inc. (“Reflexis”), a provider of task and workforce management, execution, and communication solutions for customers in the retail, food service, hospitality, and banking industries. Through this acquisition, the Company intends to enhance its solution offerings to customers in these industries by combining Reflexis’ platform with its existing software solutions and product offerings, further empowering front line workers to execute the next best action using real time data. The operating results of Reflexis are included within the EVM segment.

The Company’s total purchase consideration was $548 million, net of cash acquired. The Company incurred approximately $21 million of acquisition-related costs, which primarily consisted of payments to settle certain existing Reflexis share-based compensation awards, as well as third-party transaction and advisory fees, that are included within Acquisition and integration costs on the Consolidated Statements of Operations.

Additionally, in exchange for the cancellation of unvested Reflexis stock options, the Company granted replacement share-based compensation awards to certain Reflexis employees in the form of Zebra incentive stock options with a fair value of approximately $9 million. The stock options will be expensed over the weighted average future service period, which was 1.7 years as of the acquisition date. See Note 15, Share-Based Compensation in the Notes to Consolidated Financial Statements for further details of these replacement awards.
The acquisition of Reflexis was funded, in part, by the issuance of a new term loan (the “2020 Term Loan”) in the amount of $200 million. The acquisition of Reflexis was otherwise funded using the Company’s cash on hand and borrowing under the Company’s existing Revolving Credit Facility. See additional details related to the Company’s debt arrangements in Note 10, Long-Term Debt in the Notes to Consolidated Financial Statements.

Cortexica
On November 5, 2019, the Company acquired Cortexica Vision Systems Limited (“Cortexica”), for $7 million in cash. Cortexica is a provider of computer vision based artificial intelligence solutions primarily serving the retail industry. Additionally, we incurred approximately $2 million of acquisition-related costs in 2019, which primarily included third-party transaction and advisory fees, that are reflected within Acquisition and integration costs on the Consolidated Statements of Operations. The operating results of Cortexica are included within the EVM segment.

Profitect
On May 31, 2019, the Company acquired Profitect, Inc. (“Profitect”), a provider of prescriptive analytics primarily serving the retail industry. The Company’s total purchase consideration was $79 million, which consisted of $75 million in cash, net of cash acquired, and the fair value of the Company’s existing minority ownership interest in Profitect of $4 million, as remeasured upon acquisition. Included within Other, net on the Consolidated Statements of Operations in 2019 is a $4 million gain resulting from the remeasurement of the Company’s previously held ownership interest in Profitect. Additionally, we incurred $13 million of acquisition-related costs in 2019, which primarily consisted of payments to settle certain Profitect employee stock option awards, as well as, third-party transaction and advisory fees, that are included within Acquisition and integration costs on the Consolidated Statements of Operations. The operating results of Profitect are included within the EVM segment.

Temptime
On February 21, 2019, the Company acquired Temptime Corporation (“Temptime”), a developer and manufacturer of temperature-monitoring labels and devices. In connection with this acquisition, the Company paid $180 million in cash, net of cash acquired. Additionally, we incurred $3 million of acquisition-related costs in 2019, which primarily included third-party transaction and advisory fees, that are included within Acquisition and integration costs on the Consolidated Statements of Operations. The operating results of Temptime are included within the AIT segment.

Product Sourcing Diversification Initiative
The Company commenced efforts in 2019 to diversify its product sourcing footprint to include sourcing products from Taiwan, Vietnam, and Malaysia, thereby reducing its reliance on Chinese-based manufacturing and the impacts of related customs duties (“tariffs”) on U.S imports from China.  In conjunction with this initiative, the Company incurred total one-time costs of $23 million, including $18 million and $5 million during the years ended December 31, 2020 and December 31, 2019, respectively, which are primarily reflected within Operating expenses on the Consolidated Statements of Operations. The Company also made $8 million of incremental equipment purchases during the year ended December 31, 2020. The Company has completed this initiative and has begun sourcing products from these alternative locations. As of the end of 2020, these actions, along with certain U.S. pricing actions, have substantially mitigated the ongoing financial impacts of Chinese import tariffs.

Restructuring Programs
In the fourth quarter of 2019, the Company committed to certain organizational changes designed to generate operational efficiencies (collectively referred to as the “2019 Productivity Plan”). The organizational design changes under the 2019 Productivity Plan, which principally occurred within the North America and EMEA regions. The 2019 Productivity Plan was completed in the fourth quarter of 2020. Exit and restructuring charges, primarily related to employee severance and benefits, for the 2019 Productivity Plan were $11 million and $8 million during the years ended December 31, 2020 and 2019, respectively. See Note 9, Exit and Restructuring Costs in the Notes to Consolidated Financial Statements for further information related to the 2019 Productivity Plan.

Results of Operations: Year Ended 2020 versus 2019 and Year Ended 2019 versus 2018
Consolidated Results of Operations
(amounts in millions, except percentages)

	Year Ended December 31,			Percent Change 2020 vs 2019	Percent Change 2019 vs 2018
	2020	2019	2018
Net sales:
Tangible products	$3,813	$3,907	$3,685	(2.4)%	6.0%
Services and software	635	578	533	9.9%	8.4%
Total Net sales	4,448	4,485	4,218	(0.8)%	6.3%
Gross profit	2,003	2,100	1,981	(4.6)%	6.0%
Gross margin	45.0%	46.8%	47.0%	(180) bps	(20) bps
Operating expenses	1,352	1,408	1,371	(4.0)%	2.7%
Operating income	$651	$692	$610	(5.9)%	13.4%
Net sales to customers by geographic region were as follows (amounts in millions, except percentages):

	Year Ended December 31,			Percent Change 2020 vs 2019	Percent Change 2019 vs 2018
	2020	2019	2018
North America	$2,319	$2,261	$2,041	2.6%	10.8%
EMEA	1,495	1,462	1,409	2.3%	3.8%
Asia-Pacific	439	518	520	(15.3)%	(0.4)%
Latin America	195	244	248	(20.1)%	(1.6)%
Total Net sales	$4,448	$4,485	$4,218	(0.8)%	6.3%

Operating expenses are summarized below (amounts in millions, except percentages):

	Year Ended December 31,			As a Percentage of Net sales
	2020	2019	2018	2020	2019	2018
Selling and marketing	$483	$503	$483	10.9%	11.2%	11.5%
Research and development	453	447	444	10.2%	10.0%	10.5%
General and administrative	304	323	328	6.8%	7.2%	7.8%
Amortization of intangible assets	78	103	97	NM	NM	NM
Acquisition and integration costs	23	22	8	NM	NM	NM
Exit and restructuring costs	11	10	11	NM	NM	NM
Total Operating expenses	$1,352	$1,408	$1,371	30.4%	31.4%	32.5%

Consolidated Organic Net sales growth:

	Year Ended December 31,
	2020	2019
Reported GAAP Consolidated Net sales growth	(0.8)%	6.3%
Adjustments:
Impact of foreign currency translations (1)	0.6%	1.1%
Impact of acquisitions (2)	(0.7)%	(1.9)%
Consolidated Organic Net sales growth (3)	(0.9)%	5.5%

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
(3)Consolidated Organic Net sales growth is a non-GAAP financial measure. See the Non-GAAP Measures section at the end of this item.

2020 compared to 2019
Total Net sales decreased $37 million or 0.8% compared with the prior year primarily due to customer demand declines resulting from the COVID-19 pandemic which had an overall negative effect on both of our segments and broadly across all regions. The negative effect of the pandemic was most pronounced within our AIT segment, particularly in the second quarter of 2020. AIT sales declines were partially offset by growth in our EVM segment, reflecting higher Services and software revenues, due in part from recent business acquisitions, as well as increased product purchases, particularly in the transportation and logistics and retail end markets, in response to the need to digitize and automate workflows in an increasingly on-demand economy. Excluding the effects of acquisitions and unfavorable currency changes, the decrease in Consolidated Organic Net sales was 0.9%.

Gross margin decreased to 45.0% for the current year compared to 46.8% in the prior year. Gross margins were lower in both the AIT and EVM segments, reflecting unfavorable business mix, including larger deal size, and premium freight costs. These declines were partially offset by productivity gains within our services offerings and a partial recovery of 2019 Chinese import tariffs in the fourth quarter of 2020.

Operating expenses for the years ended December 31, 2020 and 2019 were $1,352 million and $1,408 million, or 30.4% and 31.4% of Net sales, respectively. As a percentage of Net sales, operating costs continue to trend favorably. The decrease in Operating expenses over the prior year was primarily due to lower discretionary spending, employee incentive-based compensation, and intangible asset amortization expense. These reductions were partially offset by the inclusion of operating expenses associated with acquired businesses and costs associated with the diversification of the Company’s product sourcing footprint.

Operating income was $651 million for the current year compared to $692 million for the prior year. The decrease was primarily due to lower Net sales and Gross profit, partially offset by the benefit of lower Operating expenses.

Net income decreased 7.4% compared to the prior year due to lower operating income and higher income tax expense, which were partially offset by a decrease in Other expenses, net, detailed as follows:

•The Company’s effective tax rates for the years ended December 31, 2020 and December 31, 2019 were 10.0% and 9.0%, respectively. The Company’s effective tax rate was higher in the current year as compared to the prior year, primarily due to higher benefits of uncertain tax positions in the prior year, partially offset by higher income in foreign jurisdictions with lower tax rates in the current year.

•Other expenses, net was $91 million for the current year, compared to $94 million for the prior year. The increase in interest rate swap and foreign exchange losses in the current year were more than offset by the favorable impacts of lower interest rates and average outstanding debt levels. Additionally, the prior year included $7 million of debt refinancing costs.

Diluted earnings per share decreased to $9.35 as compared to $9.97 in the prior year primarily due to lower operating income and a higher effective income tax rate, which were partially offset by the benefit of lower weighted average shares outstanding.
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

Asset Intelligence & Tracking Segment (“AIT”)
(amounts in millions, except percentages)

	Year Ended December 31,			Percent Change 2020 vs 2019	Percent Change 2019 vs 2018
	2020	2019	2018
Net sales:
Tangible products	$1,298	$1,347	$1,298	(3.6)%	3.8%
Services and software	128	132	125	(3.0)%	5.6%
Total Net sales	1,426	1,479	1,423	(3.6)%	3.9%
Gross profit	674	736	710	(8.4)%	3.7%
Gross margin	47.3%	49.8%	49.9%	(250) bps	(10) bps
Operating expenses	352	381	385	(7.6)%	(1.0)%
Operating income	$322	$355	$325	(9.3)%	9.2%

AIT Organic Net sales growth:

	December 31,
	2020	2019
AIT Reported GAAP Net sales growth	(3.6)%	3.9%
Adjustments:
Impact of foreign currency translations (1)	0.4%	1.0%
Impact of acquisition (2)	(0.5)%	(2.7)%
AIT Organic Net sales growth (3)	(3.7)%	2.2%

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

(2)For purposes of computing AIT Organic Net sales growth, amounts directly attributable to the Temptime acquisition are excluded for twelve months following its acquisition date.

(3)AIT Organic Net sales growth is a non-GAAP financial measure. See the Non-GAAP Measures section at the end of this item.

2020 compared to 2019
Total Net sales for AIT decreased $53 million or 3.6% compared to the prior year primarily due to lower sales of printing products and supplies across most regions associated with COVID-19 induced customer demand declines, the impact of which was most pronounced in the second quarter of 2020, and unfavorable foreign currency changes. These declines were partially offset by growth associated with our Temptime acquisition. Excluding the impacts of the Temptime acquisition and foreign currency changes, AIT Organic Net Sales decline was 3.7%.
Gross margin decreased to 47.3% in the current year compared to 49.8% for the prior year primarily due to unfavorable product mix, lower sales volumes, and premium freight costs, which were partially offset by recoveries of certain 2019 Chinese import tariffs in the fourth quarter of 2020.

Operating income decreased 9.3% in the current year compared to the prior year. The decrease was due to lower Net sales and Gross profit, partially offset by the benefit of lower Operating expenses.

Enterprise Visibility & Mobility Segment (“EVM”)
(amounts in millions, except percentages)

	Year Ended December 31,			Percent Change 2020 vs 2019	Percent Change 2019 vs 2018
	2020	2019	2018
Net sales:
Tangible products	$2,515	$2,560	$2,387	(1.8)%	7.2%
Services and software	514	446	408	15.2%	9.3%
Total Net sales	3,029	3,006	2,795	0.8%	7.5%
Gross profit	1,342	1,371	1,274	(2.1)%	7.6%
Gross margin	44.3%	45.6%	45.6%	(130) bps	0 bps
Operating expenses	876	888	870	(1.4)%	2.1%
Operating income	$466	$483	$404	(3.5)%	19.6%

EVM Organic Net sales growth:

	December 31,
	2020	2019
EVM Reported GAAP Net sales growth	0.8%	7.5%
Adjustments:
Impact of foreign currency translations (1)	0.7%	1.1%
Impact of acquisitions (2)	(1.0)%	(1.4)%
EVM Organic Net sales growth (3)	0.5%	7.2%

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

(2)For purposes of computing Organic Net sales growth, amounts directly attributable to the Xplore Technologies Corporation (“Xplore”), Profitect, Cortexica and Reflexis acquisitions are excluded for twelve months following their respective acquisition dates.

(3)EVM Organic Net sales growth is a non-GAAP financial measure. See the Non-GAAP Measures section at the end of this item.

2020 compared to 2019
Total Net sales for EVM increased $23 million or 0.8% compared to the prior year primarily due to higher sales of support services, mobile computing products, and our recent acquisitions. These increases were partially offset by lower sales of data capture products in most regions associated with continued COVID-19 induced customer demand declines, the impact of which was most pronounced in the second quarter of 2020, and unfavorable currency changes. Excluding the impacts of acquisitions and foreign currency changes, EVM Organic Net Sales growth was 0.5%.
Gross margin decreased to 44.3% in the current year compared to 45.6% in the prior year, primarily due to unfavorable business mix, including larger deal size, and premium freight costs. These declines were partially offset by productivity gains within our support service offerings, recoveries of certain 2019 Chinese import tariffs in the fourth quarter of 2020, and the contributions from our higher margin acquisitions.

Operating income for the current year decreased 3.5% due to lower Gross profit despite higher Net sales, partially offset by the benefit of lower Operating expenses.

Liquidity and Capital Resources
The primary factors that influence our liquidity include the amount and timing of our revenues, cash collections from our customers, cash payments to our suppliers, capital expenditures, repatriation of foreign cash, acquisitions, and share repurchases. Management believes that our existing capital resources, inclusive of available borrowing capacity on debt and other financing facilities and funds generated from operations, are sufficient to meet anticipated capital requirements and service our indebtedness. The following table summarizes our cash flow activities for the years indicated (in millions):

	Year Ended December 31,			$ Change 2020 vs 2019	$ Change 2019 vs 2018
	2020	2019	2018
Cash flow provided by (used in):
Operating activities	$962	$685	$785	$277	$(100)
Investing activities	(641)	(335)	(137)	(306)	(198)
Financing activities	(157)	(365)	(661)	208	296
Effect of exchange rates on cash balances	(2)	1	(5)	(3)	6
Net increase (decrease) in cash and cash equivalents, including restricted cash	$162	$(14)	$(18)	$176	$4
2020 vs. 2019
The change in our cash and cash equivalents balance during the current year is reflective of the following:

•The increase in cash provided by operating activities was primarily due to the favorable timing of collections from customers, favorable timing of vendor payments, as well as lower cash payments for employee incentive compensation, income taxes and interest. These benefits were partially offset by higher inventory levels.

•Net cash used in investing activities included the Company’s acquisition of Reflexis in the current year, which consisted of $548 million cash paid, net of cash acquired, as well as $32 million in cash paid for additional long-term investments. The prior year’s cash used in investing activities included cash paid for the acquisitions of Temptime, Profitect and Cortexica totaling $262 million, as well as $22 million in cash paid for long-term investments.

•Net cash used in financing activities during the current year included common stock repurchases of $200 million, net debt repayments of $40 million and net payments related to share-based compensation plans of $25 million, partially offset by the favorable timing of unremitted cash collections from the servicing of factored receivables of $109 million. Net cash used in financing activities during the prior year included to net debt repayments of $312 million, net payments related to share-based compensation plans of $32 million and common stock repurchases of $47 million.

Company Debt
The following table shows the carrying value of the Company’s debt (in millions):

	December 31,
	2020	2019
Term Loan A	$917	$917
2020 Term Loan	100	—
Revolving Credit Facility	—	103
Receivables Financing Facilities	235	266
Total debt	$1,252	$1,286
Less: Debt issuance costs	(5)	(6)
Less: Unamortized discounts	(2)	(3)
Less: Current portion of debt	(364)	(197)
Total long-term debt	$881	$1,080
Term Loan A
The principal on Term Loan A is due in quarterly installments, with the next quarterly installment due in June 2021 and the majority due upon the August 9, 2024 maturity date. The Company may make prepayments, in whole or in part, without premium or penalty, and would be required to prepay certain outstanding amounts in the event of certain circumstances or transactions. As of December 31, 2020, the Term Loan A interest rate was 1.41%. Interest payments are made monthly and are subject to variable rates plus an applicable margin.

2020 Term Loan
In September 2020, the Company entered into a new $200 million term loan (“2020 Term Loan”), with the proceeds used to partly fund the acquisition of Reflexis. The Company repaid $100 million of principal during the fourth quarter of 2020, with the remaining principal due upon the August 31, 2021 maturity date. The Company may make additional prepayments, in whole or in part, without premium or penalty, and would be required to prepay certain outstanding amounts in the event of certain circumstances or transactions. As of December 31, 2020, the 2020 Term Loan interest rate was 2.25%. Interest payments are made monthly and are subject to a variable rate plus an applicable margin. Costs associated with issuing the 2020 Term Loan were approximately $1 million, which were capitalized and are being amortized over the term of the loan.

Revolving Credit Facility
The Revolving Credit Facility is available for working capital and other general business purposes, including letters of credit. As of December 31, 2020, the Company had letters of credit totaling $5 million, which reduced funds available for borrowings under the Revolving Credit Facility from $1 billion to $995 million. No borrowings were outstanding under the Revolving Credit Facility as of December 31, 2020.  Upon borrowing, interest payments are made monthly and are subject to variable rates plus an applicable margin. The Revolving Credit Facility matures on August 9, 2024.

Receivables Financing Facilities
The Company has two Receivables Financing Facilities with financial institutions that have a combined total borrowing limit of up to $280 million. As collateral, the Company pledges perfected first-priority security interests in its U.S. domestically originated accounts receivable. The Company has accounted for transactions under its Receivables Financing Facilities as secured borrowings. The Company’s first Receivables Financing Facility, which was originally entered into in December 2017 and was amended in May 2019, allows for borrowings of up to $180 million and will mature on March 29, 2021. The Company’s second Receivable Financing Facility, which was entered into in May 2019 and was amended in May 2020, allows for borrowings of up to $100 million and will mature on May 17, 2021.

As of December 31, 2020, the Company’s Consolidated Balance Sheets included $441 million of receivables that were pledged under the two Receivables Financing Facilities. As of December 31, 2020, $235 million had been borrowed, all of which was classified as current. Borrowings under the Receivables Financing Facilities bear interest at a variable rate plus an applicable margin. As of December 31, 2020, the Receivables Financing Facilities had an average interest rate of 1.04%. Interest is paid on these borrowings on a monthly basis.

Uncommitted Short-Term Credit Facility
The Company also entered into an uncommitted short-term credit facility (“Uncommitted Facility”) in August 2020. The Uncommitted Facility matures on August 26, 2021 and allows for borrowings of up to $20 million. Each borrowing must be repaid within 90 days, or earlier if the facility matures beforehand, and bears interest at a variable rate plus an applicable margin. Along with the Company’s Revolving Credit Facility, the Uncommitted Facility is available for working capital and other general business purposes. As of December 31, 2020, the Company had no outstanding borrowings under the Uncommitted Facility.

See Note 12, Long-Term Debt in the Notes to Consolidated Financial Statements for further details.

Receivables Factoring
The Company has multiple Receivables Factoring arrangements, pursuant to which certain receivables are sold to banks without recourse in exchange for cash. Transactions under the Receivables Factoring arrangements are accounted for as sales under Accounting Standards Codifications 860, Transfers and Servicing of Financial Assets, with the sold receivables removed from the Company’s balance sheet. Under these Receivables Factoring arrangements, the Company does not maintain any beneficial interest in the receivables sold. The banks’ purchase of eligible receivables is subject to a maximum amount of uncollected receivables. The Company services the receivables on behalf of the banks, but otherwise maintains no significant continuing involvement with respect to the receivables. Sale proceeds that are representative of the fair value of factored receivables, less a factoring fee, are reflected in Net cash provided by operating activities on the Consolidated Statements of Cash Flows, while sale proceeds in excess of the fair value of factored receivables are reflected in Net cash used in financing activities on the Consolidated Statements of Cash Flows.

In 2020, the Company entered into a new Receivables Factoring arrangement with a bank, which allows for the factoring of up to €150 million of uncollected receivables originated from the EMEA and Asia-Pacific regions. This arrangement expands upon the Company’s existing Receivables Factoring arrangements, which allow for the factoring of up to $125 million of uncollected receivables originated from the EMEA region.

As of December 31, 2020 and 2019 there were a total of $70 million and $60 million, respectively, of uncollected receivables that had been sold and removed from the Company’s Consolidated Balance Sheets.

As servicer of sold receivables, the Company had $142 million and $33 million of obligations that were not yet remitted to banks as of December 31, 2020 and 2019, respectively. These obligations are included within Accrued liabilities on the Consolidated Balance Sheets, with changes in such obligations reflected within Net cash used in financing activities on the Consolidated Statements of Cash Flows.

See Note 19, Accounts Receivable Factoring in the Notes to Consolidated Financial Statements for further details.

Share Repurchases
On July 30, 2019, the Company announced that its Board of Directors authorized a share repurchase program for up to an aggregate amount of $1 billion of its outstanding shares of common stock. The share repurchase program does not have a stated expiration date.  The level of the Company’s repurchases depends on a number of factors, including its financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors its management may deem relevant. The timing, volume, and nature of repurchases are subject to market conditions, applicable securities laws and other factors and may be amended, suspended or discontinued at any time. Repurchases may be effected from time to time through open market purchases, including pursuant to a pre-set trading plan meeting the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934. During the year ended December 31, 2020 the Company repurchased 948,740 shares of common stock for $200 million. During the year ended December 31, 2019, the Company repurchased 237,886 shares of common stock for $47 million. As of December 31, 2020, approximately $753 million of common stock remained authorized for repurchase under the program.

Cash and Cash Equivalents
Included in the Company’s Cash and cash equivalents are amounts held by foreign subsidiaries. The Company had $37 million and $26 million of foreign cash and cash equivalents included in the Company’s total cash positions of $168 million and $30 million as of December 31, 2020 and 2019, respectively.

Contractual Obligations
Zebra’s contractual obligations as of December 31, 2020 were as follows (in millions):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations(1)	$186	$38	$62	$42	$44
Deferred compensation liability(2)	30	1	2	2	25
Debt principal payments	1,252	364	138	750	—
Interest payments(3)	105	34	54	17	—
Purchase obligations(4)	416	416	—	—	—
Total	$1,989	$853	$256	$811	$69

(1)Includes leases of manufacturing facilities, distribution centers, sales and administrative offices, equipment and vehicles that are classified as operating leases. The contractual obligations above include future minimum payments, including payments for those periods where renewal options are reasonably certain to be exercised.
(2)Includes payments related to obligations under our deferred compensation plan. The deferred compensation plan allows certain members of management and other highly-compensated employees to defer receipt of a portion of their compensation. The amount in “More than 5 Years” includes the obligations under the deferred compensation plan to be paid to participants who have not terminated employment, since we cannot estimate the timings of those terminations and withdrawals.
(3)Includes payments related to interest on the Company’s debt, as well as related settlements of interest rate swap agreements. These payments are estimated based on applicable interest rates and margins along with the balance of outstanding debt as of December 31, 2020. Future interest payments may increase or decrease based upon fluctuations in market rates and/or the Company’s borrowing levels.
(4)Purchase obligations are for purchases made in the normal course of business to meet operational requirements, primarily raw materials and finished goods. Purchase obligations included in the table above are based on quarterly forecasted component and manufacturing requirements and typically provide for fulfillment within agreed upon lead-times and/or commercially standard lead-times for products. The Company does not have contractual obligations related to take-or-pay arrangements.

Uncertain tax positions of $8 million have been excluded from the table above because we cannot reliably estimate the period of cash settlement, if any, with the respective taxing authorities. See Note 16, Income Taxes in the Notes to Consolidated Financial Statements for further information.

Critical Accounting Policies and Estimates
Management prepared the consolidated financial statements of the Company under accounting principles generally accepted in the U.S. The application of these principles requires the use of estimates, judgments, and assumptions which affect the amounts reported in our consolidated financial statements. We believe that our estimates, judgments, and assumptions are reasonable based upon available information. Our more significant estimates and assumptions include those related to the recognition and measurement of income tax assets and liabilities, development of fair value estimates when measuring the identifiable intangible assets acquired and liabilities assumed in business combinations, development of reporting unit fair values as part of our annual goodwill impairment testing, and measurement of variable consideration and allocation of transaction price to performance obligations in revenue transactions. See Note 2, Significant Accounting Policies in the Notes to Consolidated Financial Statements for additional discussion of these items as well as other accounting policies.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Market risk is the sensitivity of income to changes in interest rates, commodity prices, and foreign currency changes. Zebra is primarily exposed to the following types of market risk: interest rate and foreign currency.
Interest Rate Risk
We are exposed to interest rate volatility with regard to existing debt issuances. Primary exposures include the London Inter-bank Offered Rate (“LIBOR”). We use interest rate derivative contracts, including interest rate swaps, to mitigate the majority of the Company’s exposure from interest rate changes on existing debt and future debt issuances, thereby reducing the volatility of our financing costs and, based on current and projected market conditions, achieve a desired proportion of fixed versus floating-rate debt. Generally, under these swaps, we agree with a counterparty to exchange floating-rate for fixed-rate interest amounts with an agreed upon notional amount.

The United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced in 2017 that it intends to phase out LIBOR. We continue to closely monitor the possible phase out of LIBOR to assess any impacts to our debt and interest rate swap contracts, including the necessity to amend any of those contracts in order to incorporate alternative reference rates.

As of December 31, 2020, we had approximately $1.3 billion of debt outstanding under our debt facilities, which bears interest determined by reference to a variable rate index. A one percentage point increase or decrease in interest rates would increase or decrease annual interest expense by approximately $5 million. This exposure includes the impact of associated forward interest rate swaps outstanding as of December 31, 2020. Refer to Note 11, Derivative Instruments in the Notes to Consolidated Financial Statements for further discussion of these risk mitigation activities. Exposure to variable interest may increase or decrease, to the extent that the Company’s borrowings under its Revolving Credit Facility or Receivables Financing Facilities increase or decrease, respectively.

Foreign Exchange Risk
We provide products, solutions and services in approximately 180 countries throughout the world and, therefore, at times are exposed to risk based on movements in foreign exchange rates. In some instances, we invoice customers in their local currency and have a resulting foreign currency denominated revenue transaction and accounts receivable. We also purchase certain raw materials and other items in foreign currencies. We manage these risks using derivative financial instruments, including foreign currency exchange contracts. See Note 11, Derivative Instruments in the Notes to Consolidated Financial Statements for further discussions of hedging activities.

The currencies that we are primarily exposed to fluctuations in foreign currency exchange rates are the Euro, British Pound Sterling, Czech Koruna, Brazilian Real and Chinese Yuan. A one percentage point increase or decrease in exchange rates relative to the U.S. Dollar would increase or decrease our pre-tax income by approximately $2 million. This amount is inclusive of the impact of associated derivative contracts.

Item 8.Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Zebra Technologies Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Zebra Technologies Corporation and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 11, 2021 expressed an unqualified opinion thereon.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Accounting for Income Taxes

Description of the Matter
As discussed in Note 16 to the consolidated financial statements, the Company earns a significant amount of its operating income across multiple jurisdictions and the Company’s organizational structure and transactional flows are designed to reflect strategic and operational business imperatives that change over time. As the Company operates in a multinational tax environment and incurs income tax obligations in a number of jurisdictions, complexities and uncertainties can arise in the application of complex tax regulations to the Company’s multinational operations.
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
We involved our tax professionals in the Company’s major operating jurisdictions to assist in the evaluation of the Company’s tax obligations. We evaluated the Company’s transactional flows to assess whether they aligned with the Company’s strategic and operational shifts. We made inquiries of management and inspected internally and externally prepared documentation to understand current disputes and uncertain tax positions. We assessed the completeness of the tax matters identified and evaluated the Company’s assessment regarding the related status, potential exposure and risk of loss. We assessed the consistency of assumptions used in estimating provisions for key tax exposures and evaluated the adequacy of the Company’s disclosures of tax and ongoing tax matters.

Acquisition of Reflexis Systems, Inc. - Valuation of intangible assets

Description of the Matter
During 2020, the Company completed its acquisition of Reflexis Systems, Inc. (“Reflexis”) for net consideration of $548 million, as disclosed in Note 5 to the consolidated financial statements. The Company’s accounting for the acquisition required determining the fair value of the intangible assets acquired, including technology assets and customer relationships.
Auditing the Company’s accounting for the acquired intangible assets was complex and subjective due to the estimation required in management’s determination of the fair values of these assets. The estimation was significant due to the sensitivity of the respective fair values to the underlying assumptions, including projected revenue growth rates and the selected discount rate. These assumptions relate to the future performance of the acquired business, are forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s valuation of acquired intangible assets. For example, we tested controls over management’s review of the valuation of the acquired intangibles assets, including the review of the valuation model and significant assumptions used in the valuation.
To test the fair value of the acquired intangible assets, our audit procedures included, among others, evaluating the appropriateness of the valuation methodologies used by management, evaluating the projected revenue growth rates and discount rate, and testing the completeness and accuracy of underlying data. Evaluating the reasonableness of the projected revenue growth rates involved comparing the projections to historical results of the acquired business and current industry and market trends. We involved our valuation specialists to assist in the evaluation of the Company’s discount rate by comparing it against a discount range that was independently developed using publicly available market data for comparable entities.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2005.
Chicago, Illinois
February 11, 2021

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$168	$30
Accounts receivable, net of allowances for doubtful accounts of $1 million and $2 million as of December 31, 2020 and 2019	508	613
Inventories, net	511	474
Income tax receivable	16	32
Prepaid expenses and other current assets	70	46
Total Current assets	1,273	1,195
Property, plant and equipment, net	274	259
Right-of-use lease asset	135	107
Goodwill	2,988	2,622
Other intangibles, net	402	275
Deferred income taxes	139	127
Other long-term assets	164	126
Total Assets	$5,375	$4,711
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$364	$197
Accounts payable	601	552
Accrued liabilities	559	379
Deferred revenue	308	238
Income taxes payable	19	38
Total Current liabilities	1,851	1,404
Long-term debt	881	1,080
Long-term lease liabilities	129	100
Long-term deferred revenue	273	221
Other long-term liabilities	97	67
Total Liabilities	3,231	2,872
Stockholders’ Equity:
Preferred stock, $.01 par value; authorized 10,000,000 shares; none issued	—	—
Class A common stock, $.01 par value; authorized 150,000,000 shares; issued 72,151,857 shares	1	1
Additional paid-in capital	395	339
Treasury stock at cost, 18,689,775 and 18,148,925 shares as of December 31, 2020 and 2019, respectively	(919)	(689)
Retained earnings	2,736	2,232
Accumulated other comprehensive loss	(69)	(44)
Total Stockholders’ Equity	2,144	1,839
Total Liabilities and Stockholders’ Equity	$5,375	$4,711
See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Year Ended December 31,
	2020	2019	2018
Net sales
Tangible products	$3,813	$3,907	$3,685
Services and software	635	578	533
Total Net sales	4,448	4,485	4,218
Cost of sales:
Tangible products	2,065	2,006	1,871
Services and software	380	379	366
Total Cost of sales	2,445	2,385	2,237
Gross profit	2,003	2,100	1,981
Operating expenses:
Selling and marketing	483	503	483
Research and development	453	447	444
General and administrative	304	323	328
Amortization of intangible assets	78	103	97
Acquisition and integration costs	23	22	8
Exit and restructuring costs	11	10	11
Total Operating expenses	1,352	1,408	1,371
Operating income	651	692	610
Other expenses:
Foreign exchange loss	(18)	(6)	(5)
Interest expense, net	(76)	(89)	(91)
Other, net	3	1	10
Total Other expenses, net	(91)	(94)	(86)
Income before income tax	560	598	524
Income tax expense	56	54	103
Net income	$504	$544	$421
Basic earnings per share	$9.43	$10.08	$7.86
Diluted earnings per share	$9.35	$9.97	$7.76
See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended December 31,
	2020	2019	2018
Net income	$504	$544	$421
Other comprehensive income (loss), net of tax:
Changes in unrealized gains and losses on anticipated sales hedging transactions	(30)	(10)	21
Changes in unrealized gains and losses on forward interest rate swap hedging transactions	—	—	9
Foreign currency translation adjustment	5	1	(13)
Comprehensive income	$479	$535	$438
See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except share data)

	Class A Common Stock Shares	Class A Common Stock Value	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2017	53,236,095	$1	$257	$(620)	$1,248	$(52)	$834
Cumulative effect of change in accounting principle	—	—	—	—	19	—	19
Issuances of treasury shares related to share-based compensation plans, net of forfeitures	704,137	—	(8)	18	—	—	10
Shares withheld to fund withholding tax obligations related to share-based compensation plans	(69,048)	—	—	(11)	—	—	(11)
Share-based compensation	—	—	45	—	—	—	45
Net income	—	—	—	—	421	—	421
Changes in unrealized gains and losses on anticipated sales hedging transactions (net of income taxes)	—	—	—	—		21	21
Changes in unrealized gains and losses on forward interest rate swap hedging transactions (net of income taxes)	—	—	—	—	—	9	9
Foreign currency translation adjustment	—	—	—	—	—	(13)	(13)
Balance at December 31, 2018	53,871,184	$1	$294	$(613)	$1,688	$(35)	$1,335
Issuances of treasury shares related to share-based compensation plans, net of forfeitures	594,399	—	(3)	14	—	—	11
Shares withheld to fund withholding tax obligations related to share-based compensation plans	(224,765)	—	—	(43)	—	—	(43)
Share-based compensation	—	—	48	—	—	—	48
Repurchase of common stock	(237,886)	—	—	(47)	—	—	(47)
Net income	—	—	—	—	544	—	544
Changes in unrealized gains and losses on anticipated sales hedging transactions (net of income taxes)	—	—	—	—	—	(10)	(10)
Foreign currency translation adjustment	—	—	—	—	—	1	1
Balance at December 31, 2019	54,002,932	$1	$339	$(689)	$2,232	$(44)	$1,839
Issuances of treasury shares related to share-based compensation plans, net of forfeitures	557,599	—	5	7	—	—	12
Shares withheld to fund withholding tax obligations related to share-based compensation plans	(149,709)	—	—	(37)	—	—	(37)
Share-based compensation	—	—	51	—	—	—	51
Repurchase of common stock	(948,740)	—	—	(200)	—	—	(200)
Net income	—	—	—	—	504	—	504
Changes in unrealized gains and losses on anticipated sales hedging transactions (net of income taxes)	—	—	—	—	—	(30)	(30)
Foreign currency translation adjustment	—	—	—	—	—	5	5
Balance at December 31, 2020	53,462,082	$1	$395	$(919)	$2,736	$(69)	$2,144
See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income	$504	$544	$421
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	146	175	175
Amortization of debt issuance costs and discounts	3	6	15
Share-based compensation	51	48	45
Deferred income taxes	(40)	(42)	2
Unrealized loss (gain) on forward interest rate swaps	33	19	(8)
Other, net	1	(2)	(5)
Changes in operating assets and liabilities:
Accounts receivable, net	130	(96)	(31)
Inventories, net	(42)	51	(43)
Other assets	11	(20)	(12)
Accounts payable	47	(5)	122
Accrued liabilities	16	(18)	35
Deferred revenue	103	71	51
Income taxes	(5)	(31)	24
Other operating activities	4	(15)	(6)
Net cash provided by operating activities	962	685	785
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(548)	(262)	(72)
Purchases of property, plant and equipment	(67)	(61)	(64)
Proceeds from the sale of long-term investments	6	10	2
Purchases of long-term investments	(32)	(22)	(3)
Net cash used in investing activities	(641)	(335)	(137)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	302	637	909
Payments of long term-debt	(342)	(949)	(1,566)
Payments of debt extinguishment costs	—	(1)	(1)
Payments of debt issuance costs and discounts	(1)	(6)	(2)
Payments for repurchases of common stock	(200)	(47)	—
Net payments related to share-based compensation plans	(25)	(32)	(1)
Change in unremitted cash collections from servicing factored receivables	109	33	—
Net cash used in financing activities	(157)	(365)	(661)
Effect of exchange rate changes on cash and cash equivalents, including restricted cash	(2)	1	(5)
Net increase (decrease) in cash and cash equivalents, including restricted cash	162	(14)	(18)
Cash and cash equivalents, including restricted cash, at beginning of period	30	44	62
Cash and cash equivalents, including restricted cash, at end of period	$192	$30	$44
Less restricted cash, included in Prepaid expenses and other current assets	(24)	—	—
Cash and cash equivalents at end of period	$168	$30	$44
Supplemental disclosures of cash flow information:
Income taxes paid	$107	$140	$76
Interest paid	$38	$63	$90
See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 Description of Business

Zebra Technologies Corporation and its subsidiaries (“Zebra” or the “Company”) is a global leader providing innovative Enterprise Asset Intelligence (“EAI”) solutions in the automatic identification and data capture solutions industry. We design, manufacture, and sell a broad range of products and solutions, including cloud-based subscriptions, that capture and move data. We also provide a full range of services, including maintenance, technical support, repair, and managed and professional services. End-users of our products, solutions and services include those in retail and e-commerce, transportation and logistics, manufacturing, healthcare, hospitality, warehouse and distribution, energy and utilities, education, and banking industries around the world. We provide our products, solutions and services globally through a direct sales force and an extensive network of channel partners.

Note 2 Significant Accounting Policies

Principles of Consolidation
These accompanying consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States and include the accounts of Zebra and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Calendar
The Company’s fiscal year is a 52-week period ending on December 31. Interim fiscal quarters end on a Saturday and generally include 13 weeks of operating activity. During the 2020 fiscal year, the Company’s quarter end dates were March 28, June 27, September 26 and December 31.

Use of Estimates
These consolidated financial statements were prepared using estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Examples of accounting estimates include: cash flow projections and other valuation assumptions included in business acquisition purchase price allocations as well as annual goodwill impairment testing; the measurement of variable consideration and allocation of transaction price to performance obligations in revenue transactions; inventory valuation; useful lives of our tangible and intangible assets; and the recognition and measurement of income tax assets and liabilities. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances. Actual results could differ from those estimates.

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

Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable consist primarily of amounts due to us from our customers in the normal course of business. Collateral on trade accounts receivable is generally not required. The Company maintains an allowance for doubtful accounts for estimated uncollectible accounts receivable that is based on expected credit losses. Expected credit losses are estimated based on a number of factors, including historical loss experience, the durations of outstanding trade receivables, and expectations of the future economic environment. Accounts are written off against the allowance account when they are determined to be no longer collectible.

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

The Company’s ROU assets also include any initial direct costs incurred and exclude lease incentives. The Company’s lease agreements do not contain any significant residual value guarantees or restrictive covenants.

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

The Tax Cut and Jobs Act (“the Act”, or “U.S. Tax Reform”), enacted on December 22, 2017, contains the Global Intangible Low-Taxed Income (“GILTI”), Base Erosion Anti-Avoidance Tax (“BEAT”), and Deduction for Foreign-Derived Intangible Income (“FDII”) provisions, which relate to the taxation of certain foreign income and are effective for tax years beginning on or after January 1, 2018. The Company recognizes its GILTI, BEAT, and FDII inclusions, when applicable, within income tax expense in the year included in its U.S. tax return.

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

We most recently performed our annual goodwill impairment testing in the fourth quarter of 2020 using a quantitative approach which did not result in any impairments. See Note 6, Goodwill and Other Intangibles for additional information. We believe our fair value estimates are reasonable. If actual financial results differ materially from current estimates or there are significant negative changes in market factors beyond our control, there could be an impairment of goodwill in the future.

Other Intangible Assets
Other intangible assets consist primarily of technology and patent rights, customer and other relationships, and trade names. These assets are recorded at cost and amortized on a straight-line basis over the asset’s useful life which typically range from 2 years to 10 years.

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

Revenue Recognition
Revenues are primarily comprised of sales of hardware, supplies, services, solutions and software offerings. We recognize revenues when we transfer control of promised goods or services to our customers in an amount that reflects the consideration to which we expect to receive, which includes estimates of variable consideration, in exchange for those goods or services. We are typically the principal in all elements of our transactions and record Net sales and Cost of sales on a gross basis. Substantially all revenues for tangible products, supplies and perpetual or term software licenses are recognized at a point in time, which is generally upon shipment, transfer of control and risks of ownership to the customer, for which the Company has contractual right to payment. Our service offerings include repair and maintenance service contracts, which typically occur over time, and professional services such as installation, integration and provisioning, which typically occur in the early stages of a project. The average life of repair and maintenance service contracts is approximately three years. Professional service arrangements range in duration from a day to several weeks or months. Revenues for solutions, including Company-hosted software license and maintenance agreements, are typically recognized over time.

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

Research and Development Costs
Research and development (“R&D”) costs are expensed as incurred, and include:
•Salaries, benefits, and other R&D personnel related costs;
•Consulting and other outside services used in the R&D process;
•Engineering supplies;
•Engineering related information systems costs; and
•Allocation of building and related costs.

Advertising
Advertising is expensed as incurred. Advertising costs totaled $25 million, $19 million, and $18 million for the years ended 2020, 2019 and 2018, respectively.

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

Fair Value of Financial Instruments
Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Our financial assets and liabilities that are accounted for at fair value generally include our employee deferred compensation plan investments, foreign currency forwards, and interest rate swaps. In accordance with ASC Topic 815, Derivatives and Hedging (“ASC 815”), we recognize derivative instruments and hedging activities as either assets or liabilities on the Consolidated Balance Sheets and measure them at fair value. Accounting for the gains and losses on our derivatives resulting from changes in fair value is dependent on the use of the derivative and whether it is designated and qualifies for hedge accounting.
The Company utilizes foreign currency forwards to hedge certain foreign currency exposures. We use broker quotations or market transactions, in either the listed or over-the-counter markets, to value our foreign currency exchange contracts. The Company also has interest rate swaps to hedge a portion of the variability in future cash flows on debt. We use relevant observable market inputs at quoted intervals, such as forward yield curves and the Company’s own credit risk, to value our interest rate swaps. See Note 11, Derivative Instruments for additional information on the Company’s derivatives and hedging activities.
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

Share-Based Compensation
The Company has share-based compensation plans and an employee stock purchase plan under which shares of Class A Common Stock are available for future grant and purchase. The Company recognizes compensation costs over the vesting period of up to 4 years, net of estimated forfeitures. Compensation costs associated with awards with graded vesting terms are recognized on a straight-line basis. See Note 15, Share-Based Compensation for additional information.

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
The estimates used to determine the fair values of long-lived assets, such as intangible assets, can be complex and require judgment. While we use our best estimates and assumptions as a part of the purchase price allocation process, our estimates are inherently uncertain and subject to refinement during the measurement period, which is up to one year after the acquisition date. Critical estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from revenues and operating activities and the determination of discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but due to the inherent uncertainty during the measurement period, we may record adjustments to the fair value of assets acquired and liabilities assumed with a corresponding adjustment to goodwill.
Recently Adopted Accounting Pronouncements
On January 1, 2020, the Company adopted Accounting Standards Update (“ASU”) 2016-13, Financial Instruments-Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. It replaced the historical incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. With respect to the Company’s financial assets, including trade receivables and contract assets, a cumulative effect transition approach was applied. In order to determine the transition impact of ASU 2016-13, the Company considered historical loss experience, the short duration of its trade receivables and durations of other financial assets, and expectations of the future economic environment. The adoption of ASU 2016-13 did not have a significant impact to the Company’s financial statements upon transition or for the year ended December 31, 2020.

Recently Issued Accounting Pronouncements Not Yet Adopted
In March 2020, the Financial Accounting Standards Board issued ASU 2020-04, Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). Subject to meeting certain criteria, ASU 2020-04 provides optional expedients and exceptions to applying contract modification accounting under existing generally accepted accounting principles for contracts that are modified to address the expected phase out of the London Inter-bank Offered Rate (“LIBOR”). Some of the Company’s contracts with respect to its borrowings and interest rate swap contracts already contain comparable alternative reference rates that would automatically take effect upon the phasing out of LIBOR, while for others, the Company anticipates negotiating comparable replacement rates with its counterparties. At this stage of its contract assessment, the Company does not expect ASU 2020-04 to have a material impact on its financial results.

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

We enter into contract arrangements that may include various combinations of tangible products, services, solution and software offerings, which are generally capable of being distinct and accounted for as separate performance obligations. We evaluate whether two or more contracts should be combined and accounted for as a single contract and whether the combined or single contract has more than one performance obligation. This evaluation requires judgment, and the decision to combine a group of contracts or separate the combined or single contract into multiple distinct performance obligations may impact the amount of revenue recorded in a reporting period. We deem performance obligations to be distinct if the customer can benefit from the product or service on its own or together with readily available resources (“capable of being distinct”) and if the transfer of products, solutions or services is separately identifiable from other promises in the contract (“distinct within the context of the contract”).

For contract arrangements that include multiple performance obligations, we allocate the total transaction price to each performance obligation in an amount based on the estimated relative standalone selling prices for each performance obligation. In general, standalone selling prices are observable for tangible products and software licenses, while standalone selling prices for professional services, repair and maintenance services, and solutions are developed primarily with an expected cost-plus margin approach. Regional pricing, marketing strategies and business practices are evaluated to derive the estimated standalone selling price using a cost-plus margin methodology.

The Company recognizes revenue for each performance obligation upon transfer of control of the promised goods or services. Control is deemed to have been transferred when the customer has the ability to direct the use of and has obtained substantially all of the remaining benefits from the goods and services. The determination of whether control transfers at a point in time or over time requires judgment and includes consideration of the following: 1) the customer simultaneously receives and consumes the benefits provided as the Company performs its promises; 2) the Company’s performance creates or enhances an asset that is under control of the customer; 3) the Company’s performance does not create an asset with an alternative use to the Company; and 4) the Company has an enforceable right to payment for its performance completed to date.

Revenues for products are generally recognized upon shipment, whereas revenues for services and solutions offerings are generally recognized by using an output method or time-based method, assuming all other criteria for revenue recognition have been met. Revenues for software are recognized either upon delivery or using a time-based method, depending upon how control is transferred to the customer. In cases where a bundle of products, services, and software and solutions offerings are delivered to the customer, judgment is required to select the method of progress which best reflects the transfer of control.

The Company’s remaining performance obligations primarily relate to repair and support services, as well as solutions offerings. The aggregated transaction price allocated to remaining performance obligations for arrangements with an original term exceeding one year was $974 million and $724 million, inclusive of deferred revenue, as of December 31, 2020 and 2019, respectively. On average, remaining performance obligations as of December 31, 2020 and 2019 are expected to be recognized over a period of approximately 2 years.

Disaggregation of Revenue
The following table presents our Net sales disaggregated by product category for each of our segments, Asset Intelligence & Tracking (“AIT”) and Enterprise Visibility & Mobility (“EVM”), for the years ended December 31, 2020, 2019 and 2018 (in millions):

	Year Ended December 31, 2020
Segment	Tangible Products	Services and Software	Total
AIT	$1,298	$128	$1,426
EVM	2,515	514	3,029
Corporate, eliminations (1)	—	(7)	(7)
Total	$3,813	$635	$4,448

	Year Ended December 31, 2019
Segment	Tangible Products	Services and Software	Total
AIT	$1,347	$132	$1,479
EVM	2,560	446	3,006
Total	$3,907	$578	$4,485

	Year Ended December 31, 2018
Segment	Tangible Products	Services and Software	Total
AIT	$1,298	$125	$1,423
EVM	2,387	408	2,795
Total	$3,685	$533	$4,218

(1) Amounts included in Corporate, eliminations consist of purchase accounting adjustments.

In addition, refer to Note 20, Segment Information & Geographic Data for Net sales to customers by geographic region.

Contract Balances
Progress on satisfying performance obligations under contracts with customers is reflected on the Consolidated Balance Sheets in Accounts receivable, net for billed revenues. Progress on satisfying performance obligations under contracts with customers related to unbilled revenues (“contract assets”) is reflected on the Consolidated Balance Sheets as Prepaid expenses and other current assets for revenues expected to be billed within the next 12-months, and Other long-term assets for revenues expected to be billed thereafter. The total contract asset balances were $10 million and $8 million as of December 31, 2020 and 2019, respectively. These contract assets result from timing differences between the billing and delivery schedules of products, services and software, as well as the impact from the allocation of the transaction price among performance obligations for contracts that include multiple performance obligations. Contract assets are evaluated for impairment and no impairment losses have been recognized during the years ended December 31, 2020, 2019 and 2018.

Deferred revenue on the Consolidated Balance Sheets consist of payments and billings in advance of our performance. The combined short-term and long-term deferred revenue balances were $581 million and $459 million as of December 31, 2020 and 2019, respectively. The Company recognized $256 million, $219 million and $181 million in revenue that was previously included in the beginning balance of deferred revenue during the years ended December 31, 2020, 2019 and 2018, respectively.

Our payment terms vary by the type and location of our customer and the products, solutions or services offered. The time between invoicing and when payment is due is not significant. In instances where the timing of revenue recognition differs from the timing of invoicing, we have determined that our contracts do not include a significant financing component.

Costs to Obtain a Contract
Our incremental direct costs of obtaining a contract, which consist of sales commissions and incremental fringe benefits, are deferred and amortized over the weighted-average contract term. The incremental costs to obtain a contract are derived at a portfolio level and amortized on a straight-line basis. The ending balance of deferred commission costs, which are recorded in Other long-term assets on the Consolidated Balance Sheets, was $23 million and $21 million as of December 31, 2020 and 2019, respectively. Amortization of deferred commission costs, which is recorded in Selling and Marketing expense on the Consolidated Statements of Operations, was $14 million, $11 million and $10 million during the years ended December 31, 2020, 2019 and 2018, respectively. Incremental costs of obtaining a contract are expensed as incurred if the amortization period would otherwise be one year or less.

Note 4 Inventories

The components of Inventories, net are as follows (in millions):

	December 31, 2020	December 31, 2019
Raw materials	$117	$128
Work in process	4	4
Finished goods	390	342
Total	$511	$474

Note 5 Business Acquisitions

Reflexis
On September 1, 2020, the Company acquired all of the equity interests in Reflexis Systems, Inc. (“Reflexis”), a provider of task and workforce management, execution, and communication solutions for customers in the retail, food service, hospitality, and banking industries. Through its acquisition of Reflexis, the Company intends to enhance its solution offerings to customers in these industries by combining Reflexis’ platform with its existing software solutions and its EVM product offerings.

The Reflexis acquisition was accounted for under the acquisition method of accounting for business combinations. The Company’s cash purchase consideration was $548 million, net of Reflexis’ cash on-hand.

In connection with its acquisition of Reflexis, and in exchange for the cancellation of unvested Reflexis stock options, the Company granted replacement share-based compensation awards to certain Reflexis employees in the form of Zebra incentive stock options. A total of 38,228 replacement stock options were granted, with a weighted average acquisition-date fair value per option of $230. The total fair value of approximately $9 million is primarily attributable to service to be rendered subsequent to acquisition and will be expensed over the remaining service period. As of the acquisition date, the weighted average future service period associated with the replacement options was 1.7 years, and the weighted average remaining contractual life was 7.7 years. See Note 15, Share-Based Compensation for additional details related to these options.

The Company incurred approximately $21 million of acquisition-related costs during 2020, which primarily consisted of payments to settle certain existing Reflexis share-based compensation awards whose vesting was accelerated at the discretion of Reflexis contemporaneously with the acquisition. Those payments, as well as $7 million of other acquisition-related costs primarily related to third-party transaction and advisory fees, are included within Acquisition and integration costs on the Consolidated Statements of Operations.
The acquisition of Reflexis was funded, in part, by the issuance of a new term loan (the “2020 Term Loan”) in the amount of $200 million. The acquisition of Reflexis was otherwise funded using the Company’s cash on hand and borrowing under the Company’s existing Revolving Credit Facility. See additional details related to the Company’s debt arrangements in Note 12, Long-Term Debt.

The Company utilized estimated fair values as of September 1, 2020 to allocate the total purchase consideration to the identifiable assets acquired and liabilities assumed. The fair value of the net assets acquired was based on several estimates and assumptions, as well as customary valuation techniques, primarily the excess earnings method for technology and patent intangible assets, as well as exit cost methodologies for liabilities such as deferred revenues. While we believe these estimates provide a reasonable basis to record the net assets acquired, the purchase price allocation is considered preliminary and subject to adjustment during the measurement period, which is up to one year from the acquisition date.

During the fourth quarter of 2020, the Company recorded measurement period adjustments relating to facts and circumstances existing as of the acquisition date. The primary measurement period adjustment was related to the realizability of income tax net operating losses, resulting in a $12 million decrease in deferred tax liabilities and a $12 million decrease in goodwill. The primary fair value estimates still considered preliminary as of December 31, 2020 include intangible assets and income tax-related items.

The preliminary purchase price allocation to assets acquired and liabilities assumed was as follows (in millions):

Identifiable intangible assets	$204
Accounts receivable	20
Property, plant and equipment	10
Other assets acquired	17
Deferred revenue	(16)
Deferred tax liabilities	(37)
Other liabilities assumed	(14)
Net assets acquired	$184
Goodwill on acquisition	364
Total purchase consideration	$548

The $364 million of goodwill, which is non-deductible for tax purposes, has been allocated to the EVM segment and principally relates to the planned integration of Reflexis’ solution offerings with the Company’s existing solution offerings as well as expansion in current and new markets, industries and product offerings.

The preliminary purchase price allocation to identifiable intangible assets acquired was:

	Fair Value (in millions)	Useful Life (in years)
Technology and patents	$160	8
Customer and other relationships	43	2
Trade names	1	2
Total identifiable intangible assets	$204

The Company has not included unaudited proforma results, as if Reflexis had been acquired as of January 1, 2019, as doing so would not yield materially different results.

Cortexica
On November 5, 2019, the Company acquired 100% of the equity interests in Cortexica Vision Systems Limited (“Cortexica”), a provider of computer vision-based artificial intelligence solutions primarily for the retail industry. The purchase consideration of $7 million was primarily allocated to technology-related intangible assets of $4 million and goodwill of $4 million based on the fair values of identifiable assets acquired and liabilities assumed. Additionally, we incurred approximately $2 million of acquisition-related costs in 2019, which are included within Acquisition and integration costs on the Consolidated Statements of Operations. The goodwill, which will be non-deductible for tax purposes, has been allocated to the EVM segment and principally relates to the Company’s expansion of the Cortexica technologies into new markets, industries, and product offerings.

Profitect
On May 31, 2019, the Company acquired 100% of the equity interests of Profitect, Inc. (“Profitect”), a provider of prescriptive analytics primarily for the retail industry. In acquiring Profitect, the Company seeks to enhance its existing software solutions within the retail industry, with possible future applications in other industries, markets and product offerings.

The Profitect acquisition was accounted for under the acquisition method of accounting for business combinations. The total purchase consideration was $79 million, which consisted of $75 million in cash paid, net of cash on-hand, and the fair value of the Company’s existing ownership interest in Profitect of $4 million, as remeasured upon acquisition. This remeasurement resulted in a $4 million gain reflected within Other, net on the Consolidated Statements of Operations in 2019. Additionally, we incurred $13 million of acquisition-related costs in 2019, which primarily consisted of payments to settle Profitect employee stock option awards, whose vesting was accelerated at the discretion of Profitect contemporaneously with the acquisition, as well as third party transaction and advisory fees. Those acquisition-related costs are included within Acquisition and integration costs on the Consolidated Statements of Operations.

The purchase consideration was allocated to the assets acquired and liabilities assumed based on their fair values as of the acquisition date. The fair value of intangible assets was derived utilizing a number of estimates and assumptions as well as customary valuation procedures and techniques, principally the excess earnings methodology.

The final purchase price allocation to assets acquired and liabilities assumed was as follows (in millions):

Identifiable intangible assets	$35
Other assets acquired	4
Deferred tax liabilities	(4)
Other liabilities assumed	(10)
Net Assets Acquired	$25
Goodwill on acquisition	54
Total purchase consideration	$79
The $54 million of goodwill, which is non-deductible for tax purposes, has been allocated to the EVM segment and principally relates to the Company’s expansion of the Profitect software offerings and technologies into current and new markets, industries and product offerings.
The final purchase price allocation to identifiable intangible assets acquired was:

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

The purchase consideration was allocated to the assets acquired and liabilities assumed based on their fair values as of the acquisition date. The fair value of intangible assets was derived utilizing a number of estimates and assumptions as well as customary valuation procedures and techniques, including the relief from royalty and excess earnings methodologies.

The final purchase price allocation to assets acquired and liabilities assumed was as follows (in millions):

Inventory	$14
Property, plant and equipment	10
Identifiable intangible assets	106
Other assets acquired	11
Deferred tax liabilities	(23)
Other liabilities assumed	(12)
Net Assets Acquired	$106
Goodwill on acquisition	74
Total purchase consideration	$180
The $74 million of goodwill, which is non-deductible for tax purposes, has been allocated to the AIT segment and principally relates to the Company’s expansion of its product offerings and technologies into current and new markets and industries.

The final purchase price allocation to identifiable intangible assets acquired was:

	Fair Value (in millions)	Useful Life (in years)
Customer and other relationships	$79	8
Technology and patents	25	8
Trade Names	2	3
Total identifiable intangible assets	$106
Xplore
On August 14, 2018, the Company acquired Xplore Technologies Corporation (“Xplore”). Xplore designs, integrates, markets and sells rugged tablets that are primarily used by industrial, government, and field service organizations. The acquisition of Xplore expanded the Company’s portfolio of mobile computing devices to serve a wider range of customers.

The Xplore acquisition was accounted for under the acquisition method of accounting for business combinations. The Company paid $72 million in cash, net of cash on-hand, to acquire Xplore.

The final purchase price allocation to assets acquired and liabilities assumed was as follows (in millions):

Accounts receivable	$10
Inventory	22
Identifiable intangible assets	32
Other assets acquired	10
Debt	(9)
Accounts payable	(8)
Deferred revenues	(7)
Other liabilities assumed	(7)
Net Assets Acquired	$43
Goodwill on acquisition	29
Total purchase consideration	$72
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

The $29 million of goodwill, which is non-deductible for tax purposes, has been allocated to the EVM segment and principally relates to the Company’s expansion of the Xplore product offerings into current and new markets.

The final purchase price allocation to identifiable intangible assets acquired was:

	Fair Value (in millions)	Useful Life (in years)
Customer and other relationships	$16	9
Technology and patents	15	7
Trade Names	1	3
Total identifiable intangible assets	$32

The operating results of each acquired company have been included in the Company’s Consolidated Balance Sheets and Statements of Operations beginning on their respective acquisition dates.
Note 6 Goodwill and Other Intangibles

Goodwill
Changes in the net carrying value of goodwill by segment were as follows (in millions):

	AIT	EVM	Total
Goodwill as of December 31, 2018	$154	$2,341	$2,495
Xplore purchase price allocation adjustments	—	(6)	(6)
Temptime acquisition	73	—	73
Profitect acquisition	—	54	54
Cortexica acquisition	—	4	4
Foreign exchange impact	—	2	2
Goodwill as of December 31, 2019	$227	$2,395	$2,622
Temptime purchase price allocation adjustments	1	—	1
Reflexis acquisition	—	364	364
Foreign exchange impact	—	1	1
Goodwill as of December 31, 2020	$228	$2,760	$2,988

See Note 5, Business Acquisitions for further details related to the Company’s acquisitions and purchase price allocation adjustments.

The Company’s goodwill balance consists of five reporting units. The Company completed its annual goodwill impairment testing during the fourth quarter of 2020 utilizing a quantitative approach. The estimated fair value of each reporting unit exceeded its carrying value by at least 80%. There is risk of future impairment to the extent that an individual reporting unit’s performance does not meet projections. Additionally, if our current assumptions and estimates, including projected revenues and income growth rates, terminal growth rates, competitive and consumer trends, market-based discount rates, and other market factors are not met, or if other valuation factors outside of our control change unfavorably, the estimated fair value of our reporting units could be adversely affected, leading to a potential impairment in the future.

No events occurred during the fiscal years ended 2020, 2019, or 2018 that indicated it was more likely than not that our goodwill was impaired.

Other Intangibles, net
The balances in Other Intangibles, net consisted of the following (in millions):

	As of December 31, 2020			As of December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets
Technology and patents	$739	$(527)	$212	$578	$(508)	$70
Customer and other relationships	620	(431)	189	575	(371)	204
Trade Names	44	(43)	1	43	(42)	1
Total	$1,403	$(1,001)	$402	$1,196	$(921)	$275

Amortization expense was $78 million, $103 million, and $97 million for fiscal years ended 2020, 2019 and 2018, respectively.

Estimated future intangible asset amortization expense is as follows (in millions):

Year Ended December 31,
2021	$102
2022	89
2023	43
2024	43
2025	43
Thereafter	82
Total	$402

Note 7 Property, Plant and Equipment

Property, plant and equipment, net is comprised of the following (in millions):

	December 31,
	2020	2019
Buildings	$68	$63
Land	7	7
Machinery and equipment	248	232
Furniture and office equipment	25	20
Software and computer equipment	162	168
Leasehold improvements	92	84
Projects in progress	41	36
	643	610
Less accumulated depreciation	(369)	(351)
Property, plant and equipment, net	$274	$259

Depreciation expense was $68 million, $72 million and $78 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Note 8 Investments

The carrying value of the Company’s investments was $77 million and $45 million as of December 31, 2020 and 2019, respectively, which are included in Other long-term assets on the Consolidated Balances Sheets. During the year ended December 31, 2020, the Company paid $32 million for the purchases of long-term investments, which primarily related to the acquisition of additional shares in an existing investment. In connection with this additional investment, the Company identified an observable price change that resulted in a $7 million gain on its existing investment. During the year ended December 31, 2020, the Company also received cash proceeds of $6 million related to the sale of a long-term investment.

Net gains related to the Company’s investments, which are included within Other, net on the Consolidated Statements of Operations, were $5 million, $3 million, and $10 million during the years ended December 31, 2020, 2019, and 2018, respectively.

Note 9 Exit and Restructuring Costs

In the fourth quarter of 2019, the Company committed to certain organizational changes designed to generate operational efficiencies (collectively referred to as the “2019 Productivity Plan”), which were incremental to the Company’s 2017 exit and restructuring program (the “2017 Productivity Plan”). The organizational design changes under the 2019 Productivity Plan, which principally occurred within the North America and Europe, Middle East, and Africa (“EMEA”) regions. The 2019 Productivity Plan was completed in the fourth quarter of 2020.  Exit and restructuring charges, primarily related to employee severance and benefits, for the 2019 Productivity Plan were $11 million and $8 million during the years ended December 31, 2020 and 2019, respectively.

The 2017 Productivity Plan, focused on organizational design changes, process improvements, and automation, built upon the exit and restructuring initiatives specific to the October 2014 acquisition of the Enterprise business of Motorola Solutions, Inc. (the “Acquisition Plan”). Exit and restructuring charges relating to the 2017 Productivity Plan, which were completed in 2019, were $2 million and $11 million for the years ended December 31, 2019 and 2018, respectively.

As of December 31, 2020, the Company’s total remaining obligations under its exit and restructuring programs were $5 million, which are expected to be mostly settled within the next year and are reflected within Accrued liabilities on the Consolidated Balance Sheets.

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
The Company’s financial assets and liabilities carried at fair value as of December 31, 2020, are classified below (in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Money market investments related to the deferred compensation plan	$30	$—	$—	$30
Total Assets at fair value	$30	$—	$—	$30
Liabilities:
Foreign exchange contracts (1)	$3	$34	$—	$37
Forward interest rate swap contracts (2)	—	46	—	46
Liabilities related to the deferred compensation plan	30	—	—	30
Total Liabilities at fair value	$33	$80	$—	$113
The Company’s financial assets and liabilities carried at fair value as of December 31, 2019, are classified below (in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange contracts (1)	$—	$3	$—	$3
Money market investments related to the deferred compensation plan	24	—	—	24
Total Assets at fair value	$24	$3	$—	$27
Liabilities:
Forward interest rate swap contracts (2)	$—	$13	$—	$13
Liabilities related to the deferred compensation plan	24	—	—	24
Total Liabilities at fair value	$24	$13	$—	$37

(1)The fair value of the foreign exchange contracts is calculated as follows:
•Fair value of regular forward contracts associated with forecasted sales hedges is calculated using the year-end exchange rate adjusted for current forward points.
•Fair value of hedges against net assets is calculated at the year-end exchange rate adjusted for current forward points unless the hedge has been traded but not settled at year end (Level 2). If this is the case, the fair value is calculated at the rate at which the hedge is being settled (Level 1).
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

	Asset (Liability)
		Fair Values as of December 31,
	Balance Sheets Classification	2020	2019
Derivative instruments designated as hedges:
Foreign exchange contracts	Prepaid expenses and other current assets	$—	$3
Foreign exchange contracts	Accrued liabilities	(34)	—
Total derivative instruments designated as hedges		$(34)	$3

Derivative instruments not designated as hedges:
Foreign exchange contracts	Accrued liabilities	(3)	—
Forward interest rate swaps	Accrued liabilities	(17)	(5)
Forward interest rate swaps	Other long-term liabilities	(29)	(8)
Total derivative instruments not designated as hedges		$(49)	$(13)
Total net derivative liability		$(83)	$(10)
The following table presents the net (losses) gains from changes in fair values of derivatives that are not designated as hedges (in millions):

	(Loss) Gain Recognized in Income
		Year Ended December 31,
	Statements of Operations Classification	2020	2019	2018
Derivative instruments not designated as hedges:
Foreign exchange contracts	Foreign exchange loss	$(12)	$(3)	$1
Forward interest rate swaps	Interest expense, net	(46)	(19)	8
Total (loss) gain recognized in income		$(58)	$(22)	$9

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

The Company’s master netting and other similar arrangements with the respective counterparties allow for net settlement under certain conditions, which are designed to reduce credit risk by permitting net settlement with the same counterparty. We present the assets and liabilities of our derivative financial instruments, for which we have net settlement agreements in place, on a net basis on the Consolidated Balance Sheets. If the derivative financial instruments had been presented gross on the Consolidated Balance Sheets, the asset and liability positions each would have been unchanged as of December 31, 2020 and increased by $3 million as of December 31, 2019.

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

The Company manages the exchange rate risk of anticipated Euro-denominated sales using forward contracts, which typically mature within twelve months of execution. The Company designates these derivative contracts as cash flow hedges. Unrealized gains and losses on these contracts are deferred in Accumulated other comprehensive income (loss) (“AOCI”) on the Consolidated Balance Sheets until the contract is settled and the hedged sale is realized. The realized gain or loss is then recorded as an adjustment to Net sales on the Consolidated Statements of Operations. Realized amounts reclassified to Net sales were $6 million of losses for the year ending December 31, 2020, and $42 million and $13 million of gains for the years ending December 31, 2019 and 2018, respectively. As of December 31, 2020 and 2019, the notional amounts of the Company’s foreign exchange cash flow hedges were €585 million and €564 million, respectively. The Company has reviewed its cash flow hedges for effectiveness and determined that they are highly effective.

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

	December 31,
	2020		2019
Notional balance of outstanding contracts:
British Pound/U.S. Dollar		£10		£14
Euro/U.S. Dollar		€123		€36
Canadian Dollar/U.S. Dollar		$—		$1
Australian Dollar/U.S. Dollar	A$	—	A$	42
Japanese Yen/U.S. Dollar		¥354		¥264
Singapore Dollar/U.S. Dollar	S$	12	S$	19
Mexican Peso/U.S. Dollar	Mex$	36	Mex$	115
South African Rand/U.S. Dollar	R	—	R	42
Net fair value of liabilities of outstanding contracts		$3		$—

Interest Rate Risk Management
The Company’s debt consists of borrowings under term loans (“Term Loan A” and the “2020 Term Loan”), Revolving Credit Facility, and Receivables Financing Facilities, which bear interest at variable rates plus applicable margins. As a result, the Company is exposed to market risk associated with the variable interest rate payments on these borrowings. See Note 12, Long-Term Debt for further details related to these borrowings.

The Company manages its exposure to changes in interest rates by utilizing interest rate swaps to hedge this exposure and to achieve a desired proportion of fixed versus floating-rate debt, based on current and projected market conditions.

In December 2017, the Company entered into a long-term forward interest rate swap agreement with a notional amount of $800 million to lock into a fixed LIBOR interest rate base for its debt facilities subject to monthly interest payments. Under the terms of the agreement, $800 million in variable-rate debt will be swapped for a fixed interest rate with net settlement terms starting in December 2018 and ending in December 2022. During the third quarter of 2019, the Company entered into additional long-term forward interest rate swap agreements with a total notional amount of $800 million, containing net settlement terms, which started in December 2022 and ending in August 2024. The additional interest rate swap agreements effectively extend the risk management initiative of the Company to coincide with the maturities of Term Loan A and the Revolving Credit Facility. These interest rate swaps are not designated as hedges and changes in fair value are recognized immediately as Interest expense, net on the Consolidated Statements of Operations.

During the fourth quarter of 2018, the Company terminated certain interest rate swaps. As part of the termination, the Company settled all of the swaps resulting in a $7 million cash payment to counterparties that was classified within Net cash provided by operating activities. Hedge accounting treatment was discontinued on the swap that was designated as a cash flow hedge, which had less than $1 million of pretax losses remaining in AOCI at the time of termination.

Note 12 Long-Term Debt

The following table shows the carrying value of the Company’s debt (in millions):

	December 31,
	2020	2019
Term Loan A	$917	$917
2020 Term Loan	100	—
Revolving Credit Facility	—	103
Receivables Financing Facilities	235	266
Total debt	$1,252	$1,286
Less: Debt issuance costs	(5)	(6)
Less: Unamortized discounts	(2)	(3)
Less: Current portion of debt	(364)	(197)
Total long-term debt	$881	$1,080

As of December 31, 2020, the future maturities of debt, excluding debt discounts and issuance costs, are as follows (in millions):

2021	$364
2022	56
2023	82
2024	750
Total future maturities of debt	$1,252
All borrowings as of December 31, 2020 were denominated in U.S. Dollars.
The estimated fair value of the Company’s debt approximated $1.3 billion as of December 31, 2020 and 2019, respectively. These fair value amounts, developed based on inputs classified as Level 2 within the fair value hierarchy, represent the estimated value at which the Company’s lenders could trade its debt within the financial markets and do not represent the settlement value of these liabilities to the Company. The fair value of the debt will continue to vary each period based on a number of factors, including fluctuations in market interest rates as well as changes to the Company’s credit ratings.
Term Loan A
The principal on Term Loan A is due in quarterly installments, with the next quarterly installment due in June 2021 and the majority due upon the August 9, 2024 maturity date. The Company may make prepayments, in whole or in part, without premium or penalty, and would be required to prepay certain outstanding amounts in the event of certain circumstances or transactions. As of December 31, 2020, the Term Loan A interest rate was 1.41%. Interest payments are made monthly and are subject to variable rates plus an applicable margin.

2020 Term Loan
In September 2020, the Company entered into a new $200 million term loan (“2020 Term Loan”), with the proceeds used to partly fund the acquisition of Reflexis. The Company repaid $100 million of principal during the fourth quarter of 2020, with the remaining principal due upon the August 31, 2021 maturity date. The Company may make additional prepayments, in whole or in part, without premium or penalty, and would be required to prepay certain outstanding amounts in the event of certain circumstances or transactions. As of December 31, 2020, the 2020 Term Loan interest rate was 2.25%. Interest payments are made monthly and are subject to a variable rate plus an applicable margin. Costs associated with issuing the 2020 Term Loan were approximately $1 million, which were capitalized and are being amortized over the term of the loan.

Revolving Credit Facility
The Revolving Credit Facility is available for working capital and other general business purposes, including letters of credit. As of December 31, 2020, the Company had letters of credit totaling $5 million, which reduced funds available for borrowings under the Revolving Credit Facility from $1 billion to $995 million. No borrowings were outstanding under the Revolving Credit Facility as of December 31, 2020.  Upon borrowing, interest payments are made monthly and are subject to variable rates plus an applicable margin. The Revolving Credit Facility matures on August 9, 2024.

Receivables Financing Facilities
The Company has two Receivables Financing Facilities with financial institutions that have a combined total borrowing limit of up to $280 million. As collateral, the Company pledges perfected first-priority security interests in its U.S. domestically originated accounts receivable. The Company has accounted for transactions under its Receivables Financing Facilities as secured borrowings. The Company’s first Receivables Financing Facility, which was originally entered into in December 2017 and was amended in May 2019, allows for borrowings of up to $180 million and will mature on March 29, 2021. The Company’s second Receivable Financing Facility, which was entered into in May 2019 and was amended in May 2020, allows for borrowings of up to $100 million and will mature on May 17, 2021.

As of December 31, 2020, the Company’s Consolidated Balance Sheets included $441 million of receivables that were pledged under the two Receivables Financing Facilities. As of December 31, 2020, $235 million had been borrowed, all of which was classified as current. Borrowings under the Receivables Financing Facilities bear interest at a variable rate plus an applicable margin. As of December 31, 2020, the Receivables Financing Facilities had an average interest rate of 1.04%. Interest is paid on these borrowings on a monthly basis.

Uncommitted Short-Term Credit Facility
The Company also entered into an uncommitted short-term credit facility (“Uncommitted Facility”) in August 2020. The Uncommitted Facility matures on August 26, 2021 and allows for borrowings of up to $20 million. Each borrowing must be repaid within 90 days, or earlier if the facility matures beforehand, and bears interest at a variable rate plus an applicable margin. Along with the Company’s Revolving Credit Facility, the Uncommitted Facility is available for working capital and other general business purposes. As of December 31, 2020, the Company had no outstanding borrowings under the Uncommitted Facility.

In 2018, the Company entered into Amendment No. 1 to the Amended and Restated Credit Agreement (“Amendment No. 1”). Amendment No. 1 resulted in a new Term Loan A with principal of $670 million and increased the Revolving Credit Facility from $500 million to $800 million. Also, as part of Amendment No. 1, the Company had a partial early debt extinguishment of $300 million and repricing of its Term Loan B. Amendment No. 1 resulted in $6 million of non-cash accelerated amortization of debt issuance costs and $1 million of one-time charges related to third party fees, both of which were reflected in Interest Expense, net on the Consolidated Statements of Operations. Amendment No. 1 also resulted in $2 million of third party fees for arranger, legal, and other services that were capitalized.

In 2019, the Company entered into its second amendment to the Amended and Restated Credit Agreement (“Amendment No. 2”). Amendment No. 2 increased the Company’s borrowing under Term Loan A from $608 million to $1 billion and increased the Company’s borrowing capacity under the Revolving Credit Facility from $800 million to $1 billion. Amendment No. 2 also extended the maturities of Term Loan A and the Revolving Credit Facility to August 9, 2024. Additionally, in conjunction with entering into Amendment No. 2, a payment of $445 million was made to fully pay off the Company’s Term Loan B.

The refinancing of the Company’s long-term credit facilities during 2019 resulted in non-cash accelerated amortization of debt discount and debt issuance costs of $4 million and one-time charges of $3 million, which included certain third party fees and the accelerated amortization of losses on terminated interest rate swaps released from AOCI. These items are included in Interest Expense, net on the Consolidated Statements of Operations. Additionally, issuance costs of $6 million incurred related to this debt refinancing were capitalized and will be amortized over the remaining term of Term Loan A and the Revolving Credit Facility.

Each of the Company’s borrowing arrangements described above include terms and conditions that limit the incurrence of additional borrowings and require that certain financial ratios be maintained at designated levels.

The Company uses interest rate swaps to manage the interest rate risk associated with its debt. See Note 11, Derivative Instruments for further information.

As of December 31, 2020, the Company was in compliance with all debt covenants.

Note 13 Leases

The Company leases certain manufacturing facilities, distribution centers, sales and administrative offices, equipment, and vehicles, which are accounted for as operating leases. Remaining lease terms are up to 12 years, with certain leases containing renewal options and termination options.

On January 1, 2019, the Company adopted ASC 842, Leases (“ASC 842”), which resulted in the recognition of ROU assets and lease liabilities on the Consolidated Balance Sheets for operating leases with terms greater than one year. Prior to the adoption of ASC 842, the Company accounted for its lease arrangements under ASC Topic 840, Leases (“ASC 840”), with no ROU assets or lease liabilities being reflected on the Consolidated Balance Sheets. The Company adopted ASC 842 under a modified retrospective approach. Thus, results for reporting periods beginning after January 1, 2019 are prepared under ASC 842, whereas results prior to that have not been adjusted and continue to be reported in accordance with our historic accounting under ASC 840.

The following table presents activities associated with our operating leases (in millions):

	December 31,
	2020	2019
Fixed lease expenses	$35	$37
Variable lease expenses	34	29
Total lease expenses	$69	$66

Cash paid for leases	$69	$67

ROU assets obtained in exchange for lease obligations	$55	$42
Reductions of ROU assets and lease liabilities	(3)	(16)
Net non-cash increases to ROU assets and lease liabilities	$52	$26

Variable lease expenses incurred were not included in the measurement of the Company’s ROU assets and lease liabilities. These expenses consisted primarily of distribution center service costs that were based on product distribution volumes, as well as non-fixed common area maintenance, real estate taxes, and other operating costs associated with various facility leases. Expenses related to short term leases were not significant.

Cash payments for operating leases are included within Net cash provided by operating activities on the Consolidated Statements of Cash Flows.

ROU assets obtained in exchange for lease obligations primarily include new lease arrangements entered into by the Company. ROU assets obtained in exchange for lease obligations also include contract modifications that extend lease terms and/or provide us additional rights, changes in assessments that render it reasonably certain that lease renewal options will be exercised based on facts and circumstances that arose during the period, as well as lease arrangements obtained through acquisitions.

Reductions of the Company’s ROU assets and lease liabilities generally relate to modifications to lease agreements that result in a reduction to future minimum lease payments, as well as changes in assessments that render it no longer reasonably certain that lease renewal options will be exercised based on facts and circumstances that arose during the period. The Company’s reduction of ROU assets and lease liabilities during 2019 primarily related to a modification to a distribution center lease agreement that resulted in a reduction to fixed future minimum lease payments.

The weighted average remaining term of the Company’s operating leases was approximately 6 years as of December 31, 2020 and 2019. The weighted average discount rate used to measure the ROU assets and lease liabilities was approximately 5% and 6% as of December 31, 2020 and 2019, respectively.

Future minimum lease payments under non-cancellable operating leases as of December 31, 2020 were as follows (in millions):

2021	$38
2022	33
2023	29
2024	23
2025	19
Thereafter	44
Total future minimum lease payments	$186
Less: Interest	(27)
Present value of lease liabilities	$159

Reported as of December 31, 2020:
Current portion of lease liabilities	$30
Long-term lease liabilities	129
Present value of lease liabilities	$159

The current portion of lease liabilities is included within Accrued liabilities on the Consolidated Balance Sheets.

Rent expense under the Company’s operating leases during the year ended December 31, 2018, prior to the Company’s adoption of ASC 842, was $33 million.

Revenues earned from lease arrangements under which the Company is a lessor were not significant.

Note 14 Commitments and Contingencies

Warranties
The following table is a summary of the Company’s accrued warranty obligations (in millions):

	Year Ended December 31,
Warranty Reserve	2020	2019	2018
Balance at the beginning of the year	$21	$22	$18
Acquisitions	—	—	1
Warranty expense	30	25	34
Warranties fulfilled	(27)	(26)	(31)
Balance at the end of the year	$24	$21	$22

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

In 2020, the Company received approval of its exclusion request of customs duties that had been paid on certain products under Section 301 of the U.S. Trade Act of 1974 from September 1, 2019 through September 1, 2020 and commenced a process to request recovery of previously assessed amounts. During the fourth quarter of 2020, the Company recorded recoveries of $12 million, of which $2 million and $10 million were initially incurred during the years ended December 31, 2020 and 2019, respectively. Recoveries are recognized when the Company has completed all regulatory filing requirements and determined that receipt of amounts is virtually certain. From a segment perspective, $4 million of the recovery related to AIT and $8 million related to EVM. Both the initially incurred costs and related recoveries were included within Cost of sales for Tangible products on the Consolidated Statements of Operations. The Company believes that additional import duties that were previously paid are potentially recoverable; however, the final amounts and the timings of any such additional recoveries remains uncertain and, therefore, the Company has not recorded any amounts related to potential future recoveries in its financial statements as of December 31, 2020.

Note 15 Share-Based Compensation

In May 2018, the Company’s stockholders approved the Zebra Technologies 2018 Long-Term Incentive Plan (“2018 Plan”). The 2018 Plan superseded and replaced the Zebra Technologies Corporation 2015 Long-Term Incentive Plan (“2015 Plan”) on the approval date, except that the 2015 Plan, as well as the Zebra Technologies Corporation 2011 Long-Term Incentive Plan that was previously superseded by the 2015 Plan, remain in effect with respect to outstanding stock appreciate rights that were granted under those plans until such awards have been exercised, forfeited, cancelled, expired or otherwise terminated in accordance with their terms. The awards available under the 2018 Plan include stock appreciation rights, restricted stock awards, performance share awards, cash-settled stock appreciation rights, restricted stock units, performance stock units, incentive stock options, and non-qualified stock options. No awards remain available for future grants under the 2015 Plan or previous plans.

The Company uses outstanding treasury shares as its source for issuing shares under the share-based compensation programs. As of December 31, 2020, the Company had 3,339,322 shares of Class A Common stock available to be issued under the 2018 Plan.

The compensation expense from the Company’s share-based compensation plans and associated income tax benefit, excluding the effects of excess tax benefits or shortfalls, were included in the Consolidated Statements of Operations as follows (in millions):

	Year Ended December 31,
Compensation costs and related income tax benefit	2020	2019	2018
Cost of sales	$6	$4	$4
Selling and marketing	16	17	13
Research and development	16	16	15
General and administration	21	23	21
Total compensation expense	$59	$60	$53
Income tax benefit	$9	$9	$10

As of December 31, 2020, total unearned compensation costs related to the Company’s share-based compensation plans was $82 million, which will be recognized over the weighted average remaining service period of 1.7 years.

Stock Appreciation Rights (“SARs”)
Upon exercise of SARs, the Company issues whole shares of Class A Common Stock to participants based on the difference between the fair market value of the stock at the time of exercise and the exercise price. Fractional shares are settled in cash upon exercise. The grant date fair value of SARs is expensed over the 4-year vesting period of the related awards.

A summary of the Company’s SARs outstanding is as follows:

	2020		2019		2018
SARs	SARs	Weighted- Average Exercise Price	SARs	Weighted- Average Exercise Price	SARs	Weighted- Average Exercise Price
Outstanding at beginning of year	896,923	$89.05	1,261,185	$75.71	1,817,991	$65.73
Granted	69,742	253.62	70,141	205.12	88,042	149.75
Exercised	(295,770)	67.96	(395,015)	66.82	(598,249)	55.93
Forfeited	(31,193)	149.09	(39,388)	92.72	(46,161)	80.41
Expired	(1,578)	166.52	—	—	(438)	108.20
Outstanding at end of year	638,124	$113.98	896,923	$89.05	1,261,185	$75.71
Exercisable at end of year	417,856	$81.88	489,357	$70.37	595,086	$60.85

The fair value of SARs is estimated on the date of grant using a binomial model. Volatility is based on an average of the implied volatility in the open market and the annualized volatility of the Company’s stock price over its entire stock history.

The following table shows the weighted-average assumptions used for grants of SARs, as well as the fair value of the grants based on those assumptions:

	2020	2019	2018
Expected dividend yield	0%	0%	0%
Forfeiture rate	8.00%	8.20%	8.40%
Volatility	42.51%	36.79%	35.93%
Risk free interest rate	0.24%	2.28%	2.96%
Expected weighted-average life	4.00	4.02	4.11
Weighted-average grant date fair value of SARs granted (per underlying share)	$79.47	$64.17	$47.63

The following table summarizes information about SARs outstanding as of December 31, 2020:

	Outstanding	Exercisable
Aggregate intrinsic value (in millions)	$173	$126
Weighted-average remaining contractual life	4.4	4.2

The intrinsic value for SARs exercised during fiscal 2020, 2019 and 2018 was $60 million, $58 million and $59 million, respectively. The total fair value of SARs vested during fiscal 2020, 2019 and 2018 was $8 million, $9 million and $12 million, respectively.

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

The Company also issues stock awards to non-employee directors. Each director receives an equity grant of shares annually in the second quarter. The number of shares granted to each director is determined by dividing the value of the annual grant by the price of a share of the Company’s Class A Common Stock. New directors in any fiscal year earn a prorated amount. During fiscal 2020, there were 6,314 shares granted to non-employee directors compared to 7,371 and 7,980 shares granted during fiscal 2019 and 2018, respectively. The shares vest immediately on the grant date.

A summary of information relative to the Company’s RSAs is as follows:

	2020		2019		2018
RSAs	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of year	434,641	$151.52	657,724	$93.45	628,642	$77.70
Granted	178,150	265.06	170,502	204.26	206,922	150.60
Released	(275,318)	133.43	(372,075)	73.71	(154,878)	107.22
Forfeited	(18,908)	199.04	(21,510)	141.29	(22,962)	88.77
Outstanding at end of year	318,565	$228.08	434,641	$151.52	657,724	$93.45

A summary of information relative to the Company’s PSAs is as follows:

	2020		2019		2018
PSAs	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of year	170,749	$144.47	259,727	$86.41	265,747	$77.04
Granted	98,820	239.79	150,224	206.04	59,849	146.83
Released	(131,943)	160.18	(231,513)	120.86	(57,074)	107.31
Forfeited	(11,604)	194.23	(7,689)	102.42	(8,795)	81.07
Outstanding at end of year	126,022	$199.77	170,749	$144.47	259,727	$86.41

Cash-settled awards
The Company also has cash-settled compensation awards, including cash-settled stock appreciation rights, restricted stock units and performance stock units, which are expensed over the vesting period of the related award, which is up to 4 years. Compensation cost is calculated at the fair value on grant date multiplied by the number of share-equivalents granted. The fair value is remeasured at the end of each reporting period based on the Company’s stock price, with remeasurements reflected as an adjustment to compensation expense in the Consolidated Statements of Operations. Cash settlement is based on the fair value of share equivalents at the time of vesting, which was $9 million, $6 million and $2 million in 2020, 2019 and 2018, respectively. Share-equivalents issued under these programs totaled 40,166, 17,207 and 20,393 in fiscal 2020, 2019 and 2018, respectively.

Reflexis Replacement Options
In connection with the Company’s September 2020 acquisition of Reflexis, and in exchange for the cancellation of unvested Reflexis stock options, the Company granted awards to certain Reflexis employees in the form of Zebra incentive stock options (“Reflexis Replacement Options”). Upon exercise of Reflexis Replacement Options, the Company receives cash proceeds equal to the exercise price and issues whole shares of Class A Common Stock to participants. The grant date fair value, which was approximately $230 per award and totaled approximately $9 million, is expensed over the vesting period of the related awards, which averages 1.7 years. The fair value of the Reflexis replacement awards was estimated on the date of grant using the Black-Scholes valuation model, based upon the following weighted average assumptions: no expected dividend yield; a volatility factor of 39.75%; a risk-free interest rate of 0.14%; and an expected life of 2.78 years. See Note 5, Business Acquisitions for additional details related to the Reflexis Acquisition.

A summary of the Reflexis Replacement Options outstanding is as follows:

	2020
Reflexis Replacement Options	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	—	$—
Granted	38,228	57.82
Exercised	(3,408)	55.79
Forfeited	(396)	52.14
Expired	—	—
Outstanding at end of year	34,424	$58.09
Exercisable at end of year	6,716	$56.77
The following table summarizes information about the Reflexis Replacement Options outstanding as of December 31, 2020:

	Outstanding	Exercisable
Aggregate intrinsic value (in millions)	$11	$2
Weighted-average remaining contractual life	7.4	7.3

The intrinsic value of Reflexis Replacement Options exercised during fiscal 2020 was $1 million. The total fair value of Reflexis Replacement Options vested during fiscal 2020 was $2 million.

Employee Stock Purchase Plan

In May 2020, the Company’s stockholders approved the Zebra Technologies Corporation 2020 Employee Stock Purchase Plan (“2020 ESPP”), which supersedes the 2011 Employee Stock Purchase Plan (“2011 ESPP”) and became effective on July 1, 2020. Like the 2011 ESPP, the 2020 ESPP permits eligible employees to purchase common stock at 95% of the fair market value at the date of purchase. Employees may make purchases by cash or payroll deductions up to certain limits. The aggregate number of shares that may be purchased under the 2020 ESPP is 1,500,000 shares. As of December 31, 2020, 1,480,004 shares were available for future purchase.

Note 16 Income Taxes

The geographical sources of income (loss) before income taxes were as follows (in millions):

	Year Ended December 31,
	2020	2019	2018
United States	$33	$83	$(25)
Outside United States	527	515	549
Total	$560	$598	$524
Income tax expense (benefit) consisted of the following (in millions):

	Year Ended December 31,
	2020	2019	2018
Current:
Federal	$6	$16	$20
State	1	(1)	3
Foreign	89	81	77
Total current	$96	$96	$100
Deferred:
Federal	(25)	(32)	(11)
State	(5)	(5)	5
Foreign	(10)	(5)	9
Total deferred	$(40)	$(42)	$3
Total	$56	$54	$103

The Company’s effective tax rates were 10.0%, 9.0% and 19.7% for the years ended December 31, 2020, 2019 and 2018, respectively.

A reconciliation of the U.S. federal statutory income tax rate to our actual income tax rate is provided below:

	Year Ended December 31,
	2020	2019	2018
Provision computed at statutory rate	21.0%	21.0%	21.0%
U.S. Tax Reform - one-time transition tax	—	—	(0.6)
Remeasurement of deferred taxes	(0.6)	0.2	0.7
Change in valuation allowance	0.1	(1.7)	(4.5)
U.S. impact of Enterprise acquisition	0.3	1.0	1.1
Change in contingent income tax reserves	(0.4)	(3.3)	3.2
Foreign earnings subject to U.S. taxation	1.5	1.8	2.0
Foreign rate differential	(5.5)	(0.7)	(2.0)
State income tax, net of federal tax benefit	0.4	(0.2)	0.8
Tax credits	(2.9)	(2.3)	(1.9)
Equity compensation deductions	(3.2)	(4.0)	(2.0)
Return to provision and other true ups	(2.5)	(2.0)	1.1
Permanent differences and other	1.8	(0.8)	0.8
Provision for income taxes	10.0%	9.0%	19.7%

For the year ended December 31, 2020, the Company’s effective tax rate was lower than the federal statutory rate of 21% primarily due to lower tax rates in foreign jurisdictions, the generation of tax credits and the favorable impacts of share-based compensation benefits.

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

For the year ended December 31, 2018, the Company’s effective tax rate was lower than the federal statutory rate of 21% primarily due to lower tax rates in foreign jurisdictions and the generation of tax credits. These benefits were partially offset by increases related to foreign earnings subject to U.S. taxation, the U.S. impact of the Enterprise acquisition and certain discrete items. The discrete items included the favorable impacts of reductions in valuation allowances and share-based compensation benefits, which were offset by audit settlements with the U.S. Internal Revenue Service for the fiscal years 2013, 2014 and 2015 and an increase in uncertain tax positions resulting from interpretive guidance issued during the year.

On March 27, 2020, the President of the United States signed into tax law the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”). The provisions of the CARES Act did not have a significant impact to our effective tax rate for the year ended December 31, 2020. Management continues to monitor developments and guidance on the CARES Act and other coronavirus tax relief throughout the world for potential impacts.

The Company earns a significant amount of its operating income outside of the U.S that is taxed at rates different than the U.S. federal statutory rate. The Company’s principal foreign jurisdictions that provide sources of operating income are the United Kingdom, Singapore, and Luxembourg. The Company has received an incentivized tax rate by the Singapore Economic Development Board, which reduces the income tax rate in that jurisdiction effective for calendar years 2019 to 2023. The Company has committed to making additional investments in Singapore over the period 2019 to 2022. However, should the Company not make these investments in accordance with the agreement, any incentive benefit would have to be repaid to the Singapore tax authorities.

Tax effects of temporary differences that resulted in deferred tax assets and liabilities are as follows (in millions):

	December 31,
	2020	2019
Deferred tax assets:
Capitalized research expenditures	$18	$37
Deferred revenue	38	24
Tax credits	36	29
Net operating loss carryforwards	406	410
Other accruals	31	21
Inventory items	17	18
Capitalized software costs	—	2
Sales return/rebate reserve	46	48
Share-based compensation expense	9	12
Accrued bonus	1	7
Unrealized gains and losses on securities and investments	19	4
Valuation allowance	(413)	(421)
Total deferred tax assets	$208	$191
Deferred tax liabilities:
Depreciation and amortization	67	62
Undistributed earnings	2	2
Total deferred tax liabilities	$69	$64
Net deferred tax assets	$139	$127

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

As of December 31, 2020, the Company had approximately $406 million (tax effected) of net operating losses (“NOLs”) and $36 million of credit carryforwards. Approximately $72 million of NOLs will expire beginning in 2021 through 2040, and $29 million of credits will expire beginning in 2021 through 2037, with the remaining amounts of NOLs and credit carryforwards having no expiration dates.

The Company is subject to the GILTI, BEAT and FDII provisions, for which we recorded income tax expense of $8 million, $12 million and $10 million for the years ended December 31, 2020, 2019 and 2018, respectively. These impacts are included in the calculation of the Company’s effective tax rate.

Effective 2019, the Company was no longer permanently reinvested with respect to its U.S. directly-owned foreign subsidiary earnings. For periods after 2017, the Company is subject to U.S. income tax on substantially all foreign earnings under the GILTI provisions, while any remaining foreign earnings are eligible for the new dividends received deduction. As a result, future repatriation of earnings will no longer be subject to U.S. income tax but may be subject to currency translation gains or losses. Where required, the Company has recorded a deferred tax liability for foreign withholding taxes on current earnings. Additionally, gains and losses on any future taxable dispositions of U.S.-owned foreign affiliates continue to be subject to U.S. income tax. Thus, as a result of these changes, the assertion of permanent reinvestment is no longer applicable under current U.S. tax laws.

The Company has not recognized deferred tax liabilities in the U.S. with respect to its outside basis differences in its directly-owned foreign affiliates. It is not practicable to determine the amount of unrecognized deferred tax liabilities on these indefinitely reinvested earnings.

Unrecognized tax benefits
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	Year ended December 31,
	2020	2019
Balance at beginning of year	$10	$50
Additions for tax positions related to the current year	—	1
Reductions for tax positions related to prior years	—	(5)
Settlements for tax positions	(1)	(16)
Lapse of statutes	(1)	(20)
Balance at end of year	$8	$10

As of December 31, 2020 and December 31, 2019, there were $8 million and $9 million, respectively, of unrecognized tax benefits that, if recognized, would affect the annual effective tax rate. The Company is currently undergoing U.S. federal income tax audits for the tax years 2017 and 2018. Fiscal 2004 through 2018 remain open to examination by multiple foreign and U.S. state taxing jurisdictions.

In the fourth quarter of 2019, the Company settled and made payment for a tax dispute for $19 million. Additionally, the statute of limitations on the U.S. federal income tax audit years 2013, 2014 and 2015 lapsed, resulting in a total benefit of $20 million during 2019. As of December 31, 2020, no other significant uncertain tax positions are expected to be settled within the next twelve months. Due to uncertainties in any tax audit or litigation outcome, the Company’s estimates of the ultimate settlement or other uncertain tax positions may change and the actual tax benefits may differ significantly from estimates.

The Company recognized a net benefit of $2 million for interest and penalties related to income tax matters during the year ended December 31, 2020, and a net expense of $6 million and $8 million during the years ended December 31, 2019 and 2018, respectively. The net benefit or expense associated with interest and penalties were reflected within Income tax expense on the Consolidated Statements of Operations. The Company has included $6 million and $8 million of estimated interest and penalty obligations within Other long-term liabilities on the Consolidated Balance Sheets as of December 31, 2020 and 2019, respectively.

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

Earnings per share (in millions, except share data):

	Year Ended December 31,
	2020	2019	2018
Basic:
Net income	$504	$544	$421
Weighted-average shares outstanding	53,441,375	53,991,249	53,591,655
Basic earnings per share	$9.43	$10.08	$7.86

Diluted:
Net income	$504	$544	$421
Weighted-average shares outstanding	53,441,375	53,991,249	53,591,655
Dilutive shares	471,870	603,168	708,157
Diluted weighted-average shares outstanding	53,913,245	54,594,417	54,299,812
Diluted earnings per share	$9.35	$9.97	$7.76

Anti-dilutive options to purchase common shares are excluded from diluted earnings per share calculations. There were 46,128, 47,240, and 72,856 shares that were anti-dilutive for the years ended December 31, 2020, 2019, and 2018, respectively.

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
•Unrealized gain (loss) on forward interest rate swaps hedging transactions relates to certain interest rate swaps that the Company previously entered into as part of its strategy to mitigate interest rate risk exposure associated with its variable rate debt. These particular interest rate swaps, which were designated as cash flow hedges, were terminated prior to 2019, with remaining losses being reclassified out of AOCI through the third quarter of 2019. Pre-tax losses were reclassified into Interest expense, net on the Consolidated Statements of Operations. See Note 11, Derivative Instruments for more details.
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

The changes in each component of AOCI during the three years ended December 31, 2020, 2019 and 2018 were as follows (in millions):

	Unrealized (loss) gain on sales hedging	Unrealized gain (loss) on forward interest rate swaps	Foreign currency translation adjustments	Total
Balance at December 31, 2017	$(9)	$(9)	$(34)	$(52)
Other comprehensive income (loss) before reclassifications	38	8	(13)	33
Amounts reclassified from AOCI(1)	(13)	4	—	(9)
Tax effect	(4)	(3)	—	(7)
Other comprehensive income (loss), net of tax	21	9	(13)	17
Balance at December 31, 2018	12	—	(47)	(35)
Other comprehensive income before reclassifications	30	—	1	31
Amounts reclassified from AOCI(1)	(42)	2	—	(40)
Tax effect	2	(2)	—	—
Other comprehensive income (loss), net of tax	(10)	—	1	(9)
Balance at December 31, 2019	2	—	(46)	(44)
Other comprehensive (loss) income before reclassifications	(43)	—	5	(38)
Amounts reclassified from AOCI(1)	6	—	—	6
Tax effect	7	—	—	7
Other comprehensive income (loss), net of tax	(30)	—	5	(25)
Balance at December 31, 2020	$(28)	$—	$(41)	$(69)

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

In 2020, the Company entered into a new Receivables Factoring arrangement with a bank, which allows for the factoring of up to €150 million of uncollected receivables originated from the EMEA and Asia-Pacific regions. The Company is required to maintain a portion of sales proceeds as deposits in a restricted cash account that is released to the Company as it satisfies its obligations as servicer of sold receivables, which totaled $24 million as of December 31, 2020 and is classified within Prepaid expenses and other current assets on the Consolidated Balance Sheets.

The Company’s other active Receivable Factoring arrangements, which were entered into in 2018 and 2019, also allow for the factoring of up to $125 million of uncollected receivables originated from the EMEA region.

During the years ended December 31, 2020, 2019 and 2018, the Company received cash proceeds of $1,291 million, $409 million and $33 million, respectively, from the sales of accounts receivables under its factoring arrangements. As of December 31, 2020 and 2019, there were a total of $70 million and $60 million, respectively, of uncollected receivables that had been sold and removed from the Company’s Consolidated Balance Sheets.

As servicer of sold receivables, the Company had $142 million and $33 million of obligations that were not yet remitted to banks as of December 31, 2020 and 2019, respectively. These obligations are included within Accrued liabilities on the Consolidated Balance Sheets, with changes in such obligations reflected within Net cash used in financing activities on the Consolidated Statements of Cash Flows.

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

Financial information by segment is presented as follows (in millions):

	Year Ended December 31,
	2020	2019	2018
Net sales:
AIT	$1,426	$1,479	$1,423
EVM	3,029	3,006	2,795
Total segment net sales	4,455	4,485	4,218
Corporate, eliminations(1)	(7)	—	—
Total Net sales	$4,448	$4,485	$4,218
Operating income:
AIT(2)	$322	$355	$325
EVM(2)	466	483	404
Total segment operating income	788	838	729
Corporate, eliminations(1)	(137)	(146)	(119)
Total Operating income	$651	$692	$610

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

Sales to significant customers
Our Net sales to significant customers as a percentage of the total Company’s Net sales by segment were as follows:

	Year Ended December 31,
	2020			2019			2018
	AIT	EVM	Total	AIT	EVM	Total	AIT	EVM	Total
Customer A	4.8%	12.9%	17.7%	5.3%	13.0%	18.3%	6.2%	14.1%	20.3%
Customer B	4.9%	9.0%	13.9%	4.7%	9.0%	13.7%	5.6%	10.1%	15.7%
Customer C	6.5%	14.2%	20.7%	6.1%	10.5%	16.6%	6.2%	7.9%	14.1%
These customers accounted for 13.6%, 6.7%, and 20.4%, respectively, of accounts receivable as of December 31, 2020, and 16.8%, 7.8% and 20.6%, respectively, of accounts receivable as of December 31, 2019. No other customer accounted for more than 10% of total Net sales during the years ended December 31, 2020, 2019 or 2018, or more than 10% of outstanding accounts receivables as of December 31, 2020 or 2019. All three of the above customers are distributors of the Company’s products and solutions and not end users.

Geographic data
Information regarding the Company’s operations by geographic area is contained in the following tables. Net sales amounts are attributed to geographic area based on customer location.

Net sales by region were as follows (in millions):

	Year Ended December 31,
	2020	2019	2018
North America	$2,319	$2,261	$2,041
EMEA	1,495	1,462	1,409
Asia-Pacific	439	518	520
Latin America	195	244	248
Total Net sales	$4,448	$4,485	$4,218

The United States and Germany were the only countries that accounted for more than 10% of the Company’s net sales in 2020, 2019, and 2018. Net sales during these years were as follows (in millions):

	Year Ended December 31,
	2020	2019	2018
United States	$2,291	$2,243	$2,020
Germany	595	523	523
Other	1,562	1,719	1,675
Total Net sales	$4,448	$4,485	$4,218

For the years ended December 31, 2020 and 2019, the Company presented revenues by major country on the same basis as revenues by region, which is based on customer location. Prior to 2019, the Company presented revenues by major country based on the country where products, solutions, and services were invoiced from. Revenues by major country for the year ended December 31, 2018 are presented above based on the location of customer, in order to conform to the same basis of presentation as the subsequent years.

Geographic data for long-lived assets is as follows (in millions):

	Year Ended December 31,
	2020	2019	2018
North America	$289	$280	$225
EMEA	68	39	14
Asia-Pacific	45	40	7
Latin America	7	7	3
Total long-lived assets	$409	$366	$249

Long-lived assets are defined by the Company as property, plant and equipment as well as ROU assets. ROU assets were recognized upon adoption of ASC 842 in 2019, prior to which, there were no long-lived assets related to leasing activities. Primarily all of the Company’s long-lived assets in the North America region are located in the United States.

Note 21 Supplementary Financial Information

The components of Accrued liabilities are as follows (in millions):

	December 31,
	2020	2019
Accrued payroll and benefits	$87	$63
Accrued incentive compensation	65	96
Accrued warranty	24	21
Customer reserves	56	44
Current portion of lease liabilities	30	29
Unremitted cash collections due to banks on factored accounts receivable	142	33
Forward contracts liability	37	—
Short-term interest rate swaps	17	5
Accrued freight and duty	21	23
Accrued other expenses	80	65
Accrued liabilities	$559	$379

Summary of Quarterly Results of Operations (unaudited, in millions):

	2020
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Total Net sales	$1,052	$956	$1,132	$1,308	$4,448
Gross profit	473	419	493	618	2,003
Net income	89	100	116	199	504

Net earnings per common share:
Basic earnings per share:	$1.66	$1.87	$2.18	$3.73	$9.43
Diluted earnings per share:	1.65	1.85	2.16	3.70	9.35

	2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Net sales	$1,066	$1,097	$1,130	$1,192	$4,485
Gross profit	501	520	535	544	2,100
Net income	115	124	136	169	544

Net earnings per common share:
Basic earnings per share:	$2.14	$2.28	$2.52	$3.13	$10.08
Diluted earnings per share:	2.12	2.26	2.50	3.10	9.97

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.Controls and Procedures

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

Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework as released in 2013. Based on this assessment and those criteria, our management believes that, as of December 31, 2020, our internal control over financial reporting is effective.

Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on Zebra’s internal control over financial reporting. Ernst & Young LLP’s report is included in the latter portion of this Item 9A.

Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2020, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Zebra Technologies Corporation

Opinion on Internal Control over Financial Reporting
We have audited Zebra Technologies Corporation and subsidiaries internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Zebra Technologies Corporation (the “Company”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Zebra Technologies Corporation as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15 and our report dated February 11, 2021 expressed an unqualified opinion thereon.
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

/s/Ernst & Young LLP
Chicago, Illinois
February 11, 2021

Item 9B.Other Information
Not applicable.

PART III

Item 10.Directors, Executive Officers and Corporate Governance
We have adopted a Code of Ethics for Senior Financial Officers (“Code of Ethics”) that applies to Zebra’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. The Code of Ethics is posted on the Investor Relations – Governance Documents page of Zebra’s Internet web site, www.zebra.com under “Investors-Governance-Governance Documents”, and is available for download. Any waiver from the Code of Ethics and any amendment to the Code of Ethics will be disclosed on such page of Zebra’s web site.
All other information in response to this item is incorporated by reference from the Proxy Statement sections entitled “Corporate Governance,” “Election of Directors,” “Committees of the Board,” “Executive Officers,” and “Delinquent Section 16(a) Reports.”

Item 11.Executive Compensation
The information in response to this item is incorporated by reference from the Proxy Statement sections entitled “Compensation Discussion and Analysis,” “Executive Compensation,” “Director Compensation,” “Executive Compensation – Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report.”

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information in response to this item is incorporated by reference from the Proxy Statement sections entitled “Ownership of our Common Stock” and “Executive Compensation – Equity Compensation Plan Information.”

Item 13.Certain Relationships and Related Transactions, and Director Independence
The information in response to this item is incorporated by reference from the Proxy Statement sections entitled “Corporate Governance – Related Party Transactions,” “Corporate Governance – Director Independence,” “Election of Directors,” and “Committees of the Board.”

Item 14.Principal Accounting Fees and Services
The information in response to this item is incorporated by reference from the Proxy Statement section entitled “Fees of Independent Auditors.”

PART IV

Item 15.Exhibits, Financial Statements and Schedules

Index to Financial Statement Schedules

PAGE
Schedule II - Valuation and Qualifying Accounts	85
All other financial statement schedules are omitted because they are not applicable to the Company.

Index to Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit Number	Filing Date or Period End Date	Filed or Furnished Within
3.1(i)	Restated Certificate of Incorporation of the Company.	8-K	3.1(i)	August 16, 2012
3.1(ii)	Amended and Restated By-laws of Zebra Technologies Corporation, as amended as of January 7, 2013.	8-K	3(ii)	January 10, 2013
4.1	Specimen stock certificate representing Class A Common Stock.	10-K	4.1	December 31, 2017
4.2	Description of Securities Registered Under Section 12 of the Securities Exchange Act	10-K	4.2	December 31, 2019
10.1	Employee Agreement between Nathan Winters and the Company Dated January 11, 2021. +				X
10.2	Form of indemnification agreement between Zebra Technologies Corporation and each director and executive officer.	10-K	10.6	December 31, 2016
10.3	Amendment to outstanding Stock Option Agreements under the 2006 Incentive Compensation Plan, dated December 2, 2008. +	8-K	10.2	December 8, 2008
10.4	2006 Incentive Compensation Plan. +	8-K	10.1	May 15, 2006
10.5	Amendment to the 2006 Incentive Compensation Plan dated December 2, 2008. +	8-K	10.1	December 8, 2008
10.6	2011 Long-Term Incentive Plan (Amended and Restated as of May 15, 2014). +	10-Q	10.1	June 28, 2014
10.7	2015 Long-Term Incentive Plan. +	10-K	10.11	December 31, 2017
10.8	2018 Long-Term Incentive Plan. +	S-8	4.1	June 1, 2018
10.9	2005 Executive Deferred Compensation Plan, as amended. +	10-Q	10.4	March 29, 2008
10.10	Amended and Restated Employment Agreement between Zebra Technologies Corporation and Anders Gustafsson dated as of May 6, 2010. +	10-Q	10.1	April 3, 2010
10.11	Letter Agreement between Zebra Technologies Corporation and Anders Gustafsson dated as of May 6, 2010. +	10-Q	10.11	April 3, 2010

10.12	Form of 2012 time-vested stock appreciation rights agreement for employees other than CEO. +	10-Q	10.1	June 30, 2012
10.13	Form of 2013-16 time-vested stock appreciation rights agreement for employees other than CEO. +	10-Q	10.1	March 30, 2013
10.14	Form of 2017 time-vested stock appreciation rights agreement for employees other than CEO. +	10-Q	10.1	April 1, 2017
10.15	Form of 2018 stock appreciation rights agreement for employees other than the CEO. +	10-Q	10.2	June 30, 2018
10.16	Form of 2019 stock appreciation rights agreement for employees other than the CEO. +	10-Q	10.2	June 29, 2019
10.17	Form of 2020 stock appreciation rights agreement for employees other than the CEO. +	10-Q	10.2	June 27, 2020
10.18	Form of 2013-16 time-vested stock appreciation rights agreement for CEO. +	10-Q	10.4	March 30, 2013
10.19	Form of 2017 time-vested stock appreciation rights agreement for CEO. +	10-Q	10.2	April 1, 2017
10.20	Form of 2018 stock appreciation rights agreement for CEO. +	10-Q	10.5	June 30, 2018
10.21	Form of 2019 stock appreciation rights agreement for CEO. +	10-Q	10.5	June 29, 2019
10.22	Form of 2020 stock appreciation rights agreement for CEO. +	10-Q	10.5	June 27, 2020
10.23	Form of 2011 time-vested stock appreciation rights agreement for non-employee directors. +	8-K	10.3	May 20, 2011
10.24	Form of 2012 time-vested stock appreciation rights agreement for non-employee directors. +	10-Q	10.7	June 30, 2012
10.25	Form of 2018 time-vested restricted stock agreement for employees other than the CEO. +	10-Q	10.3	June 30, 2018
10.26	Form of 2019 time-vested restricted stock agreement for employees other than the CEO. +	10-Q	10.3	June 29, 2019
10.27	Form of 2020 time-vested restricted stock agreement for employees other than the CEO. +	10-Q	10.3	June 27, 2020
10.28	Form of 2018 performance-vested restricted stock agreement for employees other than CEO. +	10-Q	10.1	June 30, 2018
10.29	Form of 2019 performance-vested restricted stock agreement for employees other than CEO. +	10-Q	10.1	June 29, 2019
10.30	Form of 2020 performance-vested restricted stock agreement for employees other than CEO. +	10-Q	10.1	June 27, 2020
10.31	Form of 2018 time-vested restricted stock agreement for CEO. +	10-Q	10.6	June 30, 2018
10.32	Form of 2019 time-vested restricted stock agreement for CEO. +	10-Q	10.6	June 29, 2019
10.33	Form of 2020 time-vested restricted stock agreement for CEO. +	10-Q	10.6	June 27, 2020
10.34	Form of 2018 performance-vested restricted stock agreement for CEO. +	10-Q	10.4	June 30, 2018
10.35	Form of 2019 performance-vested restricted stock agreement for CEO. +	10-Q	10.4	June 29, 2019
10.36	Form of 2020 performance-vested restricted stock agreement for CEO. +	10-Q	10.4	June 27, 2020
10.37	Amended and Restated Credit Agreement, dated July 26, 2017 (originally dated as of October 27, 2014), by and among Zebra, the lenders and issuing banks party thereto, JPMorgan Chase Bank, N.A., and Morgan Stanley Senior Funding, Inc.	10-Q	10.1	July 1, 2017
10.38	Amendment No. 1, dated May 31, 2018, to the Amended and Restated Credit Agreement of July 26, 2017 (originally dated as of October 27, 2014), by and among Zebra, the lenders and issuing banks party thereto, JPMorgan Chase Bank, N.A., and Morgan Stanley Senior Funding, Inc.	10-Q	10.7	June 30, 2018

10.39	Amendment No. 2, dated August 9, 2019, to the Amended and Restated Credit Agreement of July 26, 2017 (originally dated as of October 27, 2014 and amended by Amendment No. 1 dated May 31, 2018), by and among, Zebra, the lenders party thereto, JPMorgan Chase Bank, N.A.	10-Q	10.1	September 28, 2019
10.40	Conformed Amended and Restated Credit Agreement, dated July 26, 2017 (originally dated as of October 27, 2014 and amended by Amendment No. 1 dated May 31, 2018 and Amendment No. 2 dated August 9, 2019), by and among Zebra, the lenders party thereto, JPMorgan Chase Bank, N.A.	10-Q	10.2	September 28, 2019
10.41	364-Day Credit Agreement dated September 1, 2020, by and among, Zebra, the lenders party thereto, and JPMorgan Chase Bank, N.A.	10-Q	10	September 26, 2020
10.42	Office Lease dated November 14, 2013 between Griffin Capital Corporation (as assignee from Northwestern Mutual Life Insurance Company) and Zebra Technologies Corporation.	10-K	10.34	December 31, 2017
10.43	First Amendment to Lease dated June 6, 2014 between Griffin Capital Corporation (as assignee from Northwestern Mutual Life Insurance Company) and Zebra Technologies Corporation.	10-K	10.35	December 31, 2017
10.44	Receivables Purchase Agreement dated as of December 1, 2017 among Zebra Technologies International, LLC, as the Originator, and Zebra Technologies RSC, LLC, as Buyer.	10-K	10.36	December 31, 2017
10.45	Receivables Financing Agreement, dated as of December 1, 2017, by and among Zebra Technologies RSC, LLC, the lenders from time to time party thereto, PNC Bank, National Association, Zebra Technologies, LLC, and PNC Capital Markets, LLC.	10-K	10.37	December 31, 2017
10.46	Master Accounts Receivable Purchase Agreement dated December 19, 2018 among Zebra Technologies Europe Limited, Zebra Technologies Corporation, and MUFG Bank, Ltd.	10-K	10.43	December 31, 2018
10.47	Master Non-Recourse Receivables Purchase Agreement dated September 17, 2019 among Zebra Technologies Europe Limited, Zebra Technologies Corporation, and BNP Paribas Commercial Finance Limited	10-Q	10.3	September 28, 2019
10.48	Master Framework Agreement dated April 29, 2020 among Zebra Technologies Europe Limited, Zebra Technologies Asia Pacific PTE.LTD., Zebra Technologies Corporation, Ester Finance Titrisation, Credit Agricole Corporate & Investment Bank and Credit Agricole Leasing & Factoring	10-Q	10.7	June 27, 2020
10.49
First Deed of Amendment relating to the Master Framework Agreement dated April 29, 2020 among Zebra Technologies Europe Limited, Zebra Technologies Asia Pacific PTE.LTD., Zebra Technologies Corporation, Ester Finance Titrisation, Credit Agricole Corporate & Investment Bank and Credit Agricole Leasing & Factoring
					X
10.50	English Receivables Purchase Agreement dated April 29, 2020 Zebra Technologies Europe Limited, Zebra Technologies Corporation, Credit Agricole Corporate & Investment Bank, Credit Agricole Leasing & Factoring, and Ester Finance Titrisation	10-Q	10.8	June 27, 2020
10.51	Singapore Receivables Purchase Agreement dated April 29, 2020 Zebra Technologies Asia Pacific PTE.LTD., Zebra Technologies Corporation, Credit Agricole Corporate & Investment Bank, Credit Agricole Leasing & Factoring, and Ester Finance Titrisation	10-Q	10.9	June 27, 2020
21.1	Subsidiaries of the Company.				X
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.				X

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.	X
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.	X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101	The following financial information from Zebra Technologies Corporation Annual Report on Form 10-K, for the year ended December 31, 2020, formatted in Inline XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements. The instance document does not appear in the interactive data file because Inline XBRL tags are embedded in the iXBRL document.
104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL (included in Exhibit 101).

+    Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.

Item 16. Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 11th day of February 2021.

ZEBRA TECHNOLOGIES CORPORATION
By: /s/ Anders Gustafsson
Anders Gustafsson
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Anders Gustafsson Anders Gustafsson	Chief Executive Officer and Director (Principal Executive Officer)	February 11, 2021

/s/ Nathan Winters Nathan Winters	Chief Financial Officer (Principal Financial Officer)	February 11, 2021

/s/ Colleen M. O’Sullivan Colleen M. O’Sullivan	Vice President, Chief Accounting Officer (Principal Accounting Officer)	February 11, 2021

/s/ Michael A. Smith Michael A. Smith	Director and Chairman of the Board of Directors	February 11, 2021

/s/ Linda M. Connly Linda M. Connly	Director	February 11, 2021

/s/ Ross W. Manire Ross W. Manire	Director	February 11, 2021

/s/ Richard L. Keyser Richard L. Keyser	Director	February 11, 2021

/s/ Janice M. Roberts Janice M. Roberts	Director	February 11, 2021

/s/ Chirantan J. Desai Chirantan J. Desai	Director	February 11, 2021

/s/ Frank B. Modruson Frank B. Modruson	Director	February 11, 2021

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
Schedule II
Valuation and Qualifying Accounts
(In millions)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts(1)	Deductions	Balance at End of Period
Valuation account for accounts receivable:
Year ended December 31, 2020	$2	$(1)	$—	$—	$1
Year ended December 31, 2019	3	—	—	1	2
Year ended December 31, 2018	3	1	—	1	3

Valuation account for deferred tax assets:
Year ended December 31, 2020	$421	$1	$3	$12	$413
Year ended December 31, 2019	56	6	375	16	421
Year ended December 31, 2018	134	—	—	78	56

(1)The amount in 2020 primarily included increases to our valuation allowance related to business combination purchase price allocation adjustments. The amount in 2019 related to Luxembourg reorganization activities, which resulted in the realization of deferred tax liabilities related to depreciation and amortization and a corresponding increase in valuation allowances, with no net impact to our provision for income taxes. See Note 16, Income Taxes in the Notes to Consolidated Financial Statements for further information.
See accompanying report of independent registered public accounting firm.