Form 10-Q
period 2021-04-03
ZEBRA TECHNOLOGIES CORP
filed 2021-05-04
CIK 877212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒
As of April 27, 2021, there were 53,511,255 shares of Class A Common Stock, $.01 par value, outstanding.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
QUARTER ENDED APRIL 3, 2021

PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements
ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	April 3, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$177	$168
Accounts receivable, net of allowances for doubtful accounts of $1 million as of April 3, 2021 and December 31, 2020	521	508
Inventories, net	528	511
Income tax receivable	7	16
Prepaid expenses and other current assets	110	70
Total Current assets	1,343	1,273
Property, plant and equipment, net	269	274
Right-of-use lease assets	129	135
Goodwill	2,989	2,988
Other intangibles, net	376	402
Deferred income taxes	133	139
Other long-term assets	172	164
Total Assets	$5,411	$5,375
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$134	$364
Accounts payable	573	601
Accrued liabilities	457	559
Deferred revenue	344	308
Income taxes payable	38	19
Total Current liabilities	1,546	1,851
Long-term debt	956	881
Long-term lease liabilities	122	129
Long-term deferred revenue	287	273
Other long-term liabilities	89	97
Total Liabilities	3,000	3,231
Stockholders’ Equity:
Preferred stock, $.01 par value; authorized 10,000,000 shares; none issued	—	—
Class A common stock, $.01 par value; authorized 150,000,000 shares; issued 72,151,857 shares	1	1
Additional paid-in capital	405	395
Treasury stock at cost, 18,641,691 and 18,689,775 shares as of April 3, 2021 and December 31, 2020, respectively	(919)	(919)
Retained earnings	2,964	2,736
Accumulated other comprehensive loss	(40)	(69)
Total Stockholders’ Equity	2,411	2,144
Total Liabilities and Stockholders’ Equity	$5,411	$5,375
See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share data)
(Unaudited)

	Three Months Ended
	April 3, 2021	March 28, 2020
Net sales:
Tangible products	$1,153	$901
Services and software	194	151
Total Net sales	1,347	1,052
Cost of sales:
Tangible products	591	486
Services and software	101	93
Total Cost of sales	692	579
Gross profit	655	473
Operating expenses:
Selling and marketing	134	122
Research and development	140	105
General and administrative	82	74
Amortization of intangible assets	26	16
Acquisition and integration costs	1	1
Exit and restructuring costs	—	4
Total Operating expenses	383	322
Operating income	272	151
Other income (expense):
Foreign exchange gain (loss)	2	(3)
Interest income (expense), net	2	(45)
Total Other income (expense), net	4	(48)
Income before income tax	276	103
Income tax expense	48	14
Net income	$228	$89
Basic earnings per share	$4.26	$1.66
Diluted earnings per share	$4.22	$1.65
See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended
	April 3, 2021	March 28, 2020
Net income	$228	$89
Other comprehensive income (loss), net of tax:
Changes in unrealized gains and losses on anticipated sales hedging transactions	32	2
Foreign currency translation adjustment	(3)	(9)
Comprehensive income	$257	$82
See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except share data)
(Unaudited)

	Three Months Ended April 3, 2021
	Class A Common Stock Shares	Class A Common Stock Value	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2020	53,462,082	$1	$395	$(919)	$2,736	$(69)	$2,144
Issuances of treasury shares related to share-based compensation plans, net of forfeitures	48,584	—	(6)	—	—	—	(6)
Shares withheld to fund withholding tax obligations related to share-based compensation plans	(400)	—	—	—	—	—	—
Share-based compensation	—	—	16	—	—	—	16
Repurchases of common stock	(100)	—	—	—	—	—	—
Net income	—	—	—	—	228	—	228
Changes in unrealized gains and losses on anticipated sales hedging transactions (net of income taxes)	—	—	—	—	—	32	32
Foreign currency translation adjustment	—	—	—	—	—	(3)	(3)
Balance at April 3, 2021	53,510,166	$1	$405	$(919)	$2,964	$(40)	$2,411

	Three Months Ended March 28, 2020
	Class A Common Stock Shares	Class A Common Stock Value	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2019	54,002,932	$1	$339	$(689)	$2,232	$(44)	$1,839
Issuances of treasury shares related to share-based compensation plans, net of forfeitures	15,792	—	—	—	—	—	—
Shares withheld to fund withholding tax obligations related to share-based compensation plans	(4,361)	—	—	(1)	—	—	(1)
Share-based compensation	—	—	7	—	—	—	7
Repurchases of common stock	(948,740)	—	—	(200)	—	—	(200)
Net income	—	—	—	—	89	—	89
Changes in unrealized gains and losses on anticipated sales hedging transactions (net of income taxes)	—	—	—	—	—	2	2
Foreign currency translation adjustment	—	—	—	—	—	(9)	(9)
Balance at March 28, 2020	53,065,623	$1	$346	$(890)	$2,321	$(51)	$1,727

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended
	April 3, 2021	March 28, 2020
Cash flows from operating activities:
Net income	$228	$89
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44	34
Share-based compensation	16	7
Deferred income taxes	(2)	(2)
Unrealized (gain) loss on forward interest rate swaps	(12)	34
Other, net	(1)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(15)	108
Inventories, net	(17)	33
Other assets	(18)	(4)
Accounts payable	(30)	(109)
Accrued liabilities	(47)	(87)
Deferred revenue	50	19
Income taxes	28	(16)
Other operating activities	—	2
Net cash provided by operating activities	224	108
Cash flows from investing activities:
Purchases of property, plant and equipment	(10)	(13)
Purchases of long-term investments	(13)	(2)
Net cash used in investing activities	(23)	(15)
Cash flows from financing activities:
Payments of long-term debt	(156)	(36)
Proceeds from issuance of long-term debt	—	157
Payments for repurchases of common stock	—	(200)
Net payments related to share-based compensation plans	(6)	(1)
Change in unremitted cash collections from servicing factored receivables	(19)	(22)
Other financing activities	—	4
Net cash used in financing activities	(181)	(98)
Effect of exchange rate changes on cash and cash equivalents, including restricted cash	(2)	(1)
Net increase (decrease) in cash and cash equivalents, including restricted cash	18	(6)
Cash and cash equivalents, including restricted cash, at beginning of period	192	30
Cash and cash equivalents, including restricted cash, at end of period	$210	$24
Less restricted cash, included in Prepaid expenses and other current assets	(33)	—
Cash and cash equivalents at end of period	$177	$24
Supplemental disclosures of cash flow information:
Income taxes paid	$22	$30
Interest paid	$9	$9
See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 Description of Business and Basis of Presentation

Zebra Technologies Corporation and its subsidiaries (“Zebra” or the “Company”) is a global leader providing innovative Enterprise Asset Intelligence (“EAI”) solutions in the automatic identification and data capture solutions industry. We design, manufacture, and sell a broad range of products and solutions, including cloud-based subscriptions, that capture and move data. We also provide a full range of services, including maintenance, technical support, repair, and managed and professional services. End-users of our products, solutions and services include those in retail and e-commerce, manufacturing, transportation and logistics, healthcare, public sector, and other industries around the world. We provide our products, solutions and services globally through a direct sales force and an extensive network of channel partners.

Management prepared these unaudited interim consolidated financial statements according to the rules and regulations of the Securities and Exchange Commission for interim financial information and notes. As permitted under Article 10 of Regulation S-X and the instructions of Form 10-Q, these consolidated financial statements do not include all the information and notes required by United States Generally Accepted Accounting Principles (“GAAP”) for complete financial statements, although management believes that the disclosures made are adequate to make the information not misleading. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

In the opinion of the Company, these interim financial statements include all adjustments (of a normal, recurring nature) necessary to fairly present its Consolidated Balance Sheet as of April 3, 2021, and the Consolidated Statements of Operations, Comprehensive Income, Stockholders’ Equity, and Cash Flows for the three months ended April 3, 2021 and March 28, 2020. These results, however, are not necessarily indicative of the results expected for the full fiscal year ending December 31, 2021.

Effective January 1, 2021, we moved our retail solutions offering from our Asset Intelligence & Tracking (“AIT”) segment into our Enterprise Visibility & Mobility (“EVM”) segment contemporaneous with a change in our organizational structure and management of the business. Prior period results have been reclassified to conform to the current period’s presentation. This change does not have an impact to the Consolidated Financial Statements. See Note 15, Segment Information & Geographic Data for additional information related to each segment’s results.

Note 2 Significant Accounting Policies

Recently Issued Accounting Pronouncements Not Yet Adopted

In March 2020, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). Subject to meeting certain criteria, ASU 2020-04 provides optional expedients and exceptions to applying contract modification accounting under existing generally accepted accounting principles for contracts that are modified to address the expected phase out of the London Inter-bank Offered Rate (“LIBOR”). Some of the Company’s contracts with respect to its borrowings and interest rate swap contracts already contain comparable alternative reference rates that would automatically take effect upon the phasing out of LIBOR, while for others, the Company anticipates negotiating comparable replacement rates with its counterparties. At this stage of its contract assessment, the Company does not expect ASU 2020-04 to have a material impact on its financial results.

Note 3 Revenues

The Company recognizes revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration which it expects to receive for providing those goods or services.

Revenues for products are generally recognized upon shipment, whereas revenues for services and solutions offerings are generally recognized by using an output or time-based method, assuming all other criteria for revenue recognition have been met. Revenues for software are recognized either upon delivery or using a time-based method, depending upon how control is transferred to the customer. In cases where a bundle of products, services, and/or software are delivered to the customer, judgment is required to select the method of progress which best reflects the transfer of control.

Disaggregation of Revenue

The following table presents our Net sales disaggregated by product category for each of our segments, AIT and EVM, for the three months ended April 3, 2021 and March 28, 2020 (in millions):

	Three Months Ended
	April 3, 2021			March 28, 2020
Segment	Tangible Products	Services and Software	Total	Tangible Products	Services and Software	Total
AIT	$410	$26	$436	$333	$22	$355
EVM	743	171	914	568	129	697
Corporate, eliminations(1)	—	(3)	(3)	—	—	—
Total	$1,153	$194	$1,347	$901	$151	$1,052

(1)Amounts included in Corporate, eliminations consist of purchase accounting adjustments.

In addition, refer to Note 15, Segment Information & Geographic Data for Net sales to customers by geographic region.

Performance Obligations
The Company’s remaining performance obligations primarily relate to repair and support services, as well as solutions offerings. The aggregated transaction price allocated to remaining performance obligations for arrangements with an original term exceeding one year was $1,019 million and $974 million, inclusive of deferred revenue, as of April 3, 2021 and December 31, 2020, respectively. On average, remaining performance obligations as of April 3, 2021 and December 31, 2020 are expected to be recognized over a period of approximately two years.

Contract Balances
Progress on satisfying performance obligations under contracts with customers is reflected on the Consolidated Balance Sheets in Accounts receivable, net for billed revenues. Progress on satisfying performance obligations under contracts with customers related to unbilled revenues (“contract assets”) is reflected on the Consolidated Balance Sheets as Prepaid expenses and other current assets for revenues expected to be billed within the next twelve months, and Other long-term assets for revenues expected to be billed thereafter. The total contract asset balances were $10 million each as of April 3, 2021 and December 31, 2020. These contract assets result from timing differences between the billing and delivery schedules of products, services and software, as well as the impact from the allocation of the transaction price among performance obligations for contracts that include multiple performance obligations. Contract assets are evaluated for impairment and no impairment losses have been recognized during the three months ended April 3, 2021 and March 28, 2020.

Deferred revenue on the Consolidated Balance Sheets consists of payments and billings in advance of our performance. The combined short-term and long-term deferred revenue balances were $631 million and $581 million as of April 3, 2021 and December 31, 2020, respectively. During the three months ended April 3, 2021, the Company recognized $110 million in revenue, which was previously included in the beginning balance of deferred revenue as of December 31, 2020. During the three months ended March 28, 2020, the Company recognized $73 million in revenue, which was previously included in the beginning balance of deferred revenue as of December 31, 2019.

Note 4 Inventories

The components of Inventories, net are as follows (in millions):

	April 3, 2021	December 31, 2020
Raw materials	$117	$117
Work in process	3	4
Finished goods	408	390
Total Inventories, net	$528	$511

Note 5 Investments

The carrying value of the Company’s investments was $91 million and $77 million as of April 3, 2021 and December 31, 2020, respectively, which are included in Other long-term assets on the Consolidated Balance Sheets. During the first quarter of 2021, the Company paid $13 million for the purchases of two new long-term investments.

During the first quarter of 2021, the Company recognized a net gain of approximately $1 million related to one of its investments.

Note 6 Exit and Restructuring Costs
In the fourth quarter of 2019, the Company committed to certain organizational changes designed to generate operational efficiencies (collectively referred to as the “2019 Productivity Plan”). The organizational design changes under the 2019 Productivity Plan principally occurred within the North America and Europe, Middle East, and Africa (“EMEA”) regions. The 2019 Productivity Plan was completed in the fourth quarter of 2020.  Exit and restructuring charges, primarily related to employee severance and benefits, for the 2019 Productivity Plan were $4 million during the three months ended March 28, 2020.

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
The Company’s financial assets and liabilities carried at fair value as of April 3, 2021, are classified below (in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange contracts (1)	$4	$6	$—	$10
Money market investments related to deferred compensation plan	33	—	—	33
Total Assets at fair value	$37	$6	$—	$43
Liabilities:
Forward interest rate swap contracts (2)	$—	$34	$—	$34
Liabilities related to the deferred compensation plan	33	—	—	33
Total Liabilities at fair value	$33	$34	$—	$67
The Company’s financial assets and liabilities carried at fair value as of December 31, 2020, are classified below (in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Money market investments related to deferred compensation plan	$30	$—	$—	$30
Total Assets at fair value	$30	$—	$—	$30
Liabilities:
Foreign exchange contracts (1)	$3	$34	$—	$37
Forward interest rate swap contracts (2)	—	46	—	46
Liabilities related to the deferred compensation plan	30	—	—	30
Total Liabilities at fair value	$33	$80	$—	$113
(1)The fair value of the foreign exchange contracts is calculated as follows:

•Fair value of regular forward contracts associated with forecasted sales hedges is calculated using the period-end exchange rate adjusted for current forward points.
•Fair value of hedges against net assets is calculated at the period-end exchange rate adjusted for current forward points unless the hedge has been traded but not settled at year end (Level 2). If this is the case, the fair value is calculated at the rate at which the hedge is being settled (Level 1).
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
In accordance with ASC 815, the Company recognizes derivative instruments as either assets or liabilities on the Consolidated Balance Sheets and measures them at fair value. The following table presents the fair value of its derivative instruments (in millions):

	Asset (Liability)
		Fair Values as of
	Balance Sheet Classification	April 3, 2021	December 31, 2020
Derivative instruments designated as hedges:
Foreign exchange contracts	Prepaid expenses and other current assets	$6	$—
Foreign exchange contracts	Accrued liabilities	—	(34)
Total derivative instruments designated as hedges		$6	$(34)

Derivative instruments not designated as hedges:
Foreign exchange contracts	Prepaid expenses and other current assets	$4	$—
Foreign exchange contracts	Accrued liabilities	—	(3)
Forward interest rate swaps	Accrued liabilities	(17)	(17)
Forward interest rate swaps	Other long-term liabilities	(17)	(29)
Total derivative instruments not designated as hedges		$(30)	$(49)
Total net derivative liability		$(24)	$(83)
The following table presents the net gains (losses) from changes in fair values of derivatives that are not designated as hedges (in millions):

	Gains (Losses) Recognized in Income
		Three Months Ended
	Statements of Operations Classification	April 3, 2021	March 28, 2020
Derivative instruments not designated as hedges:
Foreign exchange contracts	Foreign exchange gain (loss)	$6	$(1)
Forward interest rate swaps	Interest income (expense), net	8	(35)
Total gains (losses) recognized in income		$14	$(36)

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

The Company’s master netting and other similar arrangements with the respective counterparties allow for net settlement under certain conditions, which are designed to reduce credit risk by permitting net settlement with the same counterparty. We present the assets and liabilities of our derivative financial instruments, for which we have net settlement agreements in place, on a net basis on the Consolidated Balance Sheets. If the derivative financial instruments had been presented gross on the Consolidated Balance Sheets, the asset and liability positions each would have been increased by $5 million as of April 3, 2021 and would have been unchanged as of December 31, 2020.

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

The Company manages the exchange rate risk of anticipated Euro-denominated sales using forward contracts, which typically mature within twelve months of execution. The Company designates these derivative contracts as cash flow hedges. Unrealized gains and losses on these contracts are deferred in Accumulated other comprehensive income (loss) (“AOCI”) on the Consolidated Balance Sheets until the contract is settled and the hedged sale is realized. The realized gain or loss is then recorded as an adjustment to Net sales on the Consolidated Statements of Operations. Realized amounts reclassified to Net sales were $12 million of losses and $8 million of gains for the three months ended April 3, 2021 and March 28, 2020, respectively. As of April 3, 2021 and December 31, 2020, the notional amounts of the Company’s foreign exchange cash flow hedges were €565 million and €585 million, respectively. The Company has reviewed its cash flow hedges for effectiveness and determined that they are highly effective.

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

	April 3, 2021		December 31, 2020
Notional balance of outstanding contracts:
British Pound/U.S. Dollar		£28		£10
Euro/U.S. Dollar		€157		€123
Canadian Dollar/U.S. Dollar	C$	4	C$	—
Japanese Yen/U.S. Dollar		¥173		¥354
Singapore Dollar/U.S. Dollar	S$	17	S$	12
Mexican Peso/U.S. Dollar	Mex$	62	Mex$	36
Polish Zloty/U.S. Dollar	zł	48	zł	—
Net fair value of assets (liabilities) of outstanding contracts		$4		$(3)

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

In December 2017, the Company entered into a long-term forward interest rate swap agreement with a notional amount of $800 million to lock into a fixed LIBOR interest rate base for its debt facilities subject to monthly interest payments. Under the terms of the agreement, $800 million in variable-rate debt will be swapped for a fixed interest rate with net settlement terms starting in December 2018 and ending in December 2022. During the third quarter of 2019, the Company entered into additional long-term forward interest rate swap agreements with a total notional amount of $800 million, containing net settlement terms, which start in December 2022 and end in August 2024. The additional interest rate swap agreements effectively extend the risk management initiative of the Company to coincide with the maturities of Term Loan A and the Revolving Credit Facility. These interest rate swaps are not designated as hedges and changes in fair value are recognized immediately as Interest expense, net on the Consolidated Statements of Operations.

Note 9 Long-Term Debt

The following table shows the carrying value of the Company’s debt (in millions):

	April 3, 2021	December 31, 2020
Term Loan A	$888	$917
2020 Term Loan	—	100
Receivables Financing Facilities	208	235
Total debt	$1,096	$1,252
Less: Debt issuance costs	(4)	(5)
Less: Unamortized discounts	(2)	(2)
Less: Current portion of debt	(134)	(364)
Total long-term debt	$956	$881

As of April 3, 2021, the future maturities of debt, excluding debt discounts and issuance costs, are as follows (in millions):

2021	$122
2022	56
2023	81
2024	837
Total future debt maturities	$1,096
All borrowings as of April 3, 2021 were denominated in U.S. Dollars.
The estimated fair value of the Company’s debt approximated $1.1 billion and $1.3 billion as of April 3, 2021 and December 31, 2020, respectively. These fair value amounts, developed based on inputs classified as Level 2 within the fair value hierarchy, represent the estimated value at which the Company’s lenders could trade its debt within the financial markets and do not represent the settlement value of these liabilities to the Company. The fair value of the debt will continue to vary each period based on a number of factors, including fluctuations in market interest rates as well as changes to the Company’s credit ratings.

Term Loan A
The principal on Term Loan A is due in quarterly installments, with the next quarterly installment due in March 2022 and the majority due upon the August 9, 2024 maturity date. The Company may make prepayments, in whole or in part, without premium or penalty, and would be required to prepay certain outstanding amounts in the event of certain circumstances or transactions. As of April 3, 2021, the Term Loan A interest rate was 1.37%. Interest payments are made monthly and are subject to variable rates plus an applicable margin.

2020 Term Loan

In September 2020, the Company entered into a new $200 million term loan (“2020 Term Loan”), with the proceeds used to partly fund the acquisition of Reflexis Systems, Inc. The Company repaid $100 million of principal in the fourth quarter of 2020 and repaid the remaining $100 million of principal in the first quarter of 2021.

Receivables Financing Facilities
The Company has two Receivables Financing Facilities with financial institutions that have a combined total borrowing limit of up to $280 million. As collateral, the Company pledges perfected first-priority security interests in its U.S. domestically originated accounts receivable. The Company has accounted for transactions under its Receivables Financing Facilities as secured borrowings. The Company’s first Receivables Financing Facility, which was originally entered into in December 2017 and most recently amended in March 2021, allows for borrowings of up to $180 million and will mature on March 19, 2024. The most recent amendment to the first Receivables Financing Facility extended the maturity through March 19, 2024 but otherwise did not significantly change the facility. The Company’s second Receivable Financing Facility, which was originally entered into in May 2019 and amended in May 2020, allows for borrowings of up to $100 million and will mature on May 17, 2021.

As of April 3, 2021, the Company’s Consolidated Balance Sheets included $498 million of receivables that were pledged under the two Receivables Financing Facilities. As of April 3, 2021, $208 million had been borrowed, of which $122 million was classified as current. Borrowings under the Receivables Financing Facilities bear interest at a variable rate plus an applicable margin. As of April 3, 2021, the Receivables Financing Facilities had an average interest rate of 1.04%. Interest is paid on these borrowings on a monthly basis.

Revolving Credit Facility
The Company has a Revolving Credit Facility that is available for working capital and other general business purposes, including letters of credit. As of April 3, 2021, the Company had letters of credit totaling $5 million, which reduced funds available for borrowings under the Revolving Credit Facility from $1 billion to $995 million. No borrowings were outstanding under the Revolving Credit Facility as of April 3, 2021. Upon borrowing, interest payments are made monthly and are subject to variable rates plus an applicable margin. The Revolving Credit Facility matures on August 9, 2024.

Uncommitted Short-Term Credit Facility
The Company also entered into an uncommitted short-term credit facility (“Uncommitted Facility”) in August 2020. The Uncommitted Facility matures on August 26, 2021 and allows for borrowings of up to $20 million. Each borrowing must be repaid within 90 days, or earlier if the facility matures beforehand, and bears interest at a variable rate plus an applicable margin. Along with the Company’s Revolving Credit Facility, the Uncommitted Facility is available for working capital and other general business purposes. As of April 3, 2021, the Company had no outstanding borrowings under the Uncommitted Facility.

Each of the Company’s borrowing arrangements described above include terms and conditions that limit the incurrence of additional borrowings and require that certain financial ratios be maintained at designated levels.

The Company uses interest rate swaps to manage the interest rate risk associated with its debt. See Note 8, Derivative Instruments for further information.

As of April 3, 2021, the Company was in compliance with all debt covenants.

Note 10 Commitments and Contingencies

Warranties
The following table is a summary of the Company’s accrued warranty obligations, which are included in Accrued liabilities on the Consolidated Balance Sheets (in millions):

	Three Months Ended
	April 3, 2021	March 28, 2020
Balance at the beginning of the period	$24	$21
Warranty expense	8	8
Warranties fulfilled	(8)	(7)
Balance at the end of the period	$24	$22

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

In 2020, the Company received approval of its exclusion request of customs duties that had been paid on certain products under Section 301 of the U.S. Trade Act of 1974 from September 1, 2019 through September 1, 2020 and commenced a process to request recovery of previously assessed amounts. Recoveries are recognized when the Company has completed all regulatory filing requirements and determined that receipt of amounts is virtually certain. Recoveries totaling $12 million were recorded in the fourth quarter of 2020, of which $4 million related to our AIT segment and $8 million related to our EVM segment. In the first quarter of 2021, the Company recorded additional recoveries of $3 million. The recoveries in the first quarter of 2021 attributable to the AIT and EVM segments were $1 million and $2 million, respectively. Both the initially incurred costs and related recoveries were included within Cost of sales for Tangible products on the Consolidated Statements of Operations. The Company believes that additional import duties that were previously paid are potentially recoverable; however, the final amounts and the timings of any such additional recoveries remain uncertain and, therefore, the Company has not recorded any amounts related to potential future recoveries in its financial statements as of April 3, 2021.

Note 11 Income Taxes

The Company’s effective tax rate for the three months ended April 3, 2021 and March 28, 2020 was 17.4% and 13.6%, respectively. The variance from the 21% federal statutory rate in each period was attributable to the benefits of share-based compensation deductions, lower tax rates on foreign earnings and U.S. tax credits.

The Company is continually monitoring the provisions of the American Rescue Plan Act, signed into law on March 11, 2021; the Consolidated Appropriations Act of 2021, signed into law on December 27, 2020; and the Coronavirus Aid, Relief and Economic Security Act, signed into law on March 27, 2020. The provisions of these laws did not have a significant impact to our effective tax rate in either the current or prior year. Management continues to monitor guidance regarding these laws and developments related to other coronavirus tax relief throughout the world for potential impacts.

The Company earns a significant amount of its operating income outside of the U.S. that is taxed at rates different than the U.S. federal statutory rate. The Company’s principal foreign jurisdictions that provide sources of operating income are the United Kingdom and Singapore. The Company has received an incentivized tax rate by the Singapore Economic Development Board, which reduces the income tax rate in that jurisdiction effective for calendar years 2019 to 2023. The Company has committed to making additional investments in Singapore over the period 2019 to 2022. However, should the Company not make these investments in accordance with the agreement, any incentive benefit would have to be repaid to the Singapore tax authorities.

The Company is not permanently reinvested with respect to its U.S. directly-owned foreign subsidiaries. The Company is subject to U.S. income tax on substantially all foreign earnings under the Global Intangible Low-Taxed Income provisions of the Tax Cuts and Jobs Act (the “Act”), while any remaining foreign earnings are eligible for a dividends received deduction under the Act. As a result, future repatriation of earnings will no longer be subject to U.S. income tax but may be subject to currency translation gains or losses. Where required, the Company has recorded a deferred tax liability for foreign withholding taxes on current earnings. Additionally, gains and losses on any future taxable dispositions of U.S.-owned foreign affiliates continue to be subject to U.S. income tax.

Management evaluates all jurisdictions based on historical pre-tax earnings and taxable income to determine the need for valuation allowances on a quarterly basis. Based on this analysis, a valuation allowance has been recorded for any jurisdictions where, in the Company’s judgment, tax benefits are not expected to be realized. There was no change to our valuation allowance for the three months ended April 3, 2021.

Uncertain Tax Positions
The Company is currently undergoing U.S. federal income tax audits for tax years 2017 and 2018. Additionally, fiscal years 2004 through 2018 remain open to examination by multiple foreign and U.S. state taxing jurisdictions. As of April 3, 2021, no significant uncertain tax positions are expected to be settled within the next twelve months. Due to uncertainties in any tax audit or litigation outcome, the Company’s estimates of the ultimate settlements of uncertain tax positions may change and the actual tax benefits may differ significantly from estimates.

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

Earnings per share (in millions, except share data):

	Three Months Ended
	April 3, 2021	March 28, 2020
Basic:
Net income	$228	$89
Weighted-average shares outstanding	53,484,265	53,760,873
Basic earnings per share	$4.26	$1.66

Diluted:
Net income	$228	$89
Weighted-average shares outstanding	53,484,265	53,760,873
Dilutive shares	480,065	557,171
Diluted weighted-average shares outstanding	53,964,330	54,318,044
Diluted earnings per share	$4.22	$1.65

Anti-dilutive options to purchase common shares are excluded from diluted earnings per share calculations. There were 570 and 68,554 shares that were anti-dilutive for the three months ended April 3, 2021 and March 28, 2020, respectively.

Note 13 Accumulated Other Comprehensive Income (Loss)

Stockholders’ equity includes certain items classified as AOCI, including:

•Unrealized gain (loss) on anticipated sales hedging transactions relates to derivative instruments used to hedge the exposure related to currency exchange rates for forecasted Euro sales. These hedges are designated as cash flow hedges, and the Company defers income statement recognition of gains and losses until the hedged transaction occurs. See Note 8, Derivative Instruments for more details.

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

The components of AOCI for the three months ended April 3, 2021 and March 28, 2020 are as follows (in millions):

	Unrealized gain (loss) on sales hedging	Foreign currency translation adjustments	Total
Balance at December 31, 2019	$2	$(46)	$(44)
Other comprehensive income (loss) before reclassifications	11	(9)	2
Amounts reclassified from AOCI(1)	(8)	—	(8)
Tax effect	(1)	—	(1)
Other comprehensive income (loss), net of tax	2	(9)	(7)
Balance at March 28, 2020	$4	$(55)	$(51)

Balance at December 31, 2020	$(28)	$(41)	$(69)
Other comprehensive income (loss) before reclassifications	27	(3)	24
Amounts reclassified from AOCI(1)	12	—	12
Tax effect	(7)	—	(7)
Other comprehensive income (loss), net of tax	32	(3)	29
Balance at April 3, 2021	$4	$(44)	$(40)
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

In May 2020, the Company entered into a new Receivables Factoring arrangement with a bank, which allows for the factoring of up to €150 million of uncollected receivables originated from the EMEA and Asia-Pacific regions. The Company is required to maintain a portion of sales proceeds as deposits in a restricted cash account that is released to the Company as it satisfies its obligations as servicer of sold receivables, which totaled $33 million and $24 million as of April 3, 2021 and December 31, 2020, respectively, and is classified within Prepaid expenses and other current assets on the Consolidated Balance Sheets.

The Company’s other active Receivable Factoring arrangements, which were entered into prior to 2020, also allow for the factoring of up to $125 million of uncollected receivables originated from the EMEA region.

During the three months ended April 3, 2021 and March 28, 2020, the Company received cash proceeds of $413 million and $162 million, respectively, from the sales of accounts receivables under its factoring arrangements. As of April 3, 2021 and December 31, 2020, there were a total of $77 million and $70 million, respectively, of uncollected receivables that had been sold and removed from the Company’s Consolidated Balance Sheets.

As servicer of sold receivables, the Company had $123 million and $142 million of obligations that were not yet remitted to banks as of April 3, 2021 and December 31, 2020, respectively. These obligations are included within Accrued liabilities on the Consolidated Balance Sheets, with changes in such obligations reflected within Net cash used in financing activities on the Consolidated Statements of Cash Flows.

Fees incurred in connection with these arrangements were not significant.

Note 15 Segment Information & Geographic Data

The Company’s operations consist of two reportable segments: Asset Intelligence & Tracking (“AIT”) and Enterprise Visibility & Mobility (“EVM”). The reportable segments have been identified based on the financial data utilized by the Company’s Chief Executive Officer (the chief operating decision maker or “CODM”) to assess segment performance and allocate resources among the Company’s segments. The CODM reviews adjusted operating income to assess segment profitability. To the extent applicable, segment operating income excludes business acquisition purchase accounting adjustments, amortization of intangible assets, acquisition and integration costs, impairment of goodwill and other intangibles, exit and restructuring costs, and product sourcing diversification costs. Segment assets are not reviewed by the Company’s CODM and therefore are not disclosed below.

Effective January 1, 2021, we moved our retail solutions offering from our AIT segment into our EVM segment contemporaneous with a change in our organizational structure and management of the business. Prior period results have been revised to conform to the current segment presentation. This change does not have an impact to the Consolidated Financial Statements.

Financial information by segment is presented as follows (in millions):

	Three Months Ended
	April 3, 2021	March 28, 2020
Net sales:
AIT	$436	$355
EVM	914	697
Total segment Net sales	1,350	1,052
Corporate, eliminations(1)	(3)	—
Total Net sales	$1,347	$1,052
Operating income:
AIT(2)	$109	$82
EVM(2)	193	95
Total segment operating income	302	177
Corporate, eliminations(1)	(30)	(26)
Total Operating income	$272	$151
(1)To the extent applicable, amounts included in Corporate, eliminations consist of business acquisition purchase accounting adjustments, amortization of intangible assets, acquisition and integration costs, impairment of goodwill and other intangibles, exit and restructuring costs, and product sourcing diversification costs.

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

Geographic data for Net sales is as follows (in millions):

	Three Months Ended
	April 3, 2021	March 28, 2020
North America	$673	$519
EMEA	490	388
Asia-Pacific	120	97
Latin America	64	48
Total Net sales	$1,347	$1,052

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Zebra Technologies Corporation and its subsidiaries (“Zebra” or the “Company”) is a global leader respected for innovative Enterprise Asset Intelligence (“EAI”) solutions in the automatic identification and data capture solutions industry. We design, manufacture, and sell a broad range of products and solutions, including cloud-based subscriptions, that capture and move data, including: mobile computers; barcode scanners and imagers; radio frequency identification device (“RFID”) readers; specialty printers for barcode labeling and personal identification; real-time location systems (“RTLS”); related accessories and supplies, such as self-adhesive labels and other consumables; and software applications. We also provide a full range of services, including maintenance, technical support, and repair, managed and professional services. End-users of our products, solutions and services include those in the retail and e-commerce, manufacturing, transportation and logistics, healthcare, public sector, and other industries around the world.

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

The Company’s operations consist of two reportable segments: Asset Intelligence & Tracking (“AIT”) and Enterprise Visibility & Mobility (“EVM”).

•The AIT segment is an industry leader in barcode printing and asset tracking technologies. Its major product lines include barcode and card printers, supplies, services, and location solutions. Industries served include retail and e-commerce, manufacturing, transportation and logistics, healthcare, public sector, and other end markets within the following regions: North America; Europe, Middle East, and Africa (“EMEA”); Asia-Pacific; and Latin America.

•The EVM segment is an industry leader in automatic information and data capture solutions. Its major product lines include mobile computing, data capture, RFID, services, software-based workflow optimization solutions, and retail solutions. Industries served include retail and e-commerce, manufacturing, transportation and logistics, healthcare, public sector, and other end markets within the following regions: North America; EMEA; Asia-Pacific; and Latin America.

In the first quarter of 2021, we moved our retail solutions offering from our AIT segment into our EVM segment contemporaneous with a change in our organizational structure and management of the business. We have reported our results reflecting this change, including historical periods, on a comparable basis. This change does not have an impact to the Consolidated Financial Statements.

Recent Developments

COVID-19 Outbreak
The coronavirus (“COVID-19”or the “pandemic” ) has spread across the globe, with various measures, such as travel restrictions and cancellations or limitations of in-person gatherings, remaining in effect to certain degrees in several jurisdictions. We serve a diverse mix of customers; some of which, have experienced declines or suspensions of their operations, whereas others have experienced increases in their business volume. While the ultimate duration of the pandemic and timing of recovery in each region remains highly uncertain, the Company expects 2021 sales and profitability to benefit from pent-up demand from customers who we believe had delayed purchases in 2020 due to the pandemic, as well as the resulting acceleration of the underlying trend to digitize and automate workflows. The negative impacts from the pandemic, including declines in customer demand and supply chain disruptions, were most pronounced in the first half of 2020 and lessened later in 2020 as the global economic recovery took shape. We have continued to mitigate the impacts of supply chain disruptions by taking exceptional actions, including alternative modes of product delivery and fulfillment, as well as providing protective equipment for our front-line employees.

Thus far in 2021, the level of demand for certain product components has resulted in lengthened lead times and higher input costs. We are currently taking steps to mitigate these impacts; however, they could become more significant. These impacts may include the potential for product shortages which could negatively impact our ability to meet forecasted customer demand should suppliers of necessary parts no longer be able to provide such parts or sufficiently allocate supply among their customers, including the Company.

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

We have considered the potential impacts of the global pandemic in qualitative impairment assessments of our long-lived assets, including goodwill and intangible assets, property, plant and equipment and right-of-use lease assets. We have concluded that it is not more likely than not that any of our long-lived assets are impaired during the current and prior year period. Our analysis considered, among other factors:

•the nature of our products, solutions, and services as well as our position within our industry;
•our highly variable cost structure;
•the assumption that the negative impacts from COVID-19 will be temporary; and that
•the Company will continue generating strong positive operating cash flows over the long-term.

We have also considered the adequacy of our capital resources, inclusive of available borrowing capacity and other financing facilities; the results of our most recent quantitative goodwill impairment assessment, which was last completed in the fourth quarter of 2020; and our market capitalization, which has continued to far exceed total net assets. Finally, while we may experience a temporary increase in working capital levels, at this time, we do not anticipate a material impact to the realizability of current assets, such as accounts receivable or inventories.

The situation related to the pandemic and recovery from the pandemic continues to be complex and rapidly evolving. Certain vaccines have been authorized by major regulatory bodies to help fight the infection of COVID-19, and certain other vaccines are in the late stages of development to provide such treatment. While it is anticipated in the ensuing months that authorized vaccines will become more widely available to the public, vaccine availability remains limited in certain regions and the timeline to sufficiently mitigate the effects of the pandemic through vaccines or other measures remains uncertain. If COVID-19 persists or worsens before vaccines or other treatments are made widely available, there may be further external developments, such as restrictions imposed by government authorities or guidance issued by public health authorities, that are beyond our control and may impact our operating plans. Parts of our business have experienced, and may continue to experience, operational disruption and customer demand impacts. Since the onset of the pandemic, we have taken certain cost reduction actions to mitigate the impact to profitability and cash flow. Currently, we are unable to reasonably estimate the duration of the pandemic or fully ascertain its long-term impact to our business.

Reflexis Acquisition
On September 1, 2020, the Company acquired Reflexis Systems, Inc. (“Reflexis”), a provider of task and workforce management, execution, and communication solutions for customers in the retail, food service, hospitality, and banking industries. Through this acquisition, the Company intends to enhance its solutions offerings to customers in these industries by combining Reflexis’ platform with its existing software solutions and product offerings, further empowering front line workers to execute the next best action using real time data. The operating results of Reflexis are included within the EVM segment.

Results of Operations: Quarter Ended 2021 versus 2020

Consolidated Results of Operations
(amounts in millions, except percentages)

	Three Months Ended
	April 3, 2021	March 28, 2020	$ Change	% Change
Net sales:
Tangible products	$1,153	$901	$252	28.0%
Services and software	194	151	43	28.5%
Total Net sales	1,347	1,052	295	28.0%
Gross profit	655	473	182	38.5%
Gross margin	48.6%	45.0%		360 bps
Operating expenses	383	322	61	18.9%
Operating income	$272	$151	$121	80.1%

Net sales to customers by geographic region were as follows (amounts in millions, except percentages):

	Three Months Ended
	April 3, 2021	March 28, 2020	$ Change	% Change
North America	$673	$519	$154	29.7%
EMEA	490	388	102	26.3%
Asia-Pacific	120	97	23	23.7%
Latin America	64	48	16	33.3%
Total net sales	$1,347	$1,052	$295	28.0%

Operating expenses are summarized below (amounts in millions, except percentages):

	Three Months Ended
	April 3, 2021	March 28, 2020	As a % of Net sales
			2021	2020
Selling and marketing	$134	$122	9.9%	11.6%
Research and development	140	105	10.4%	10.0%
General and administrative	82	74	6.1%	7.0%
Amortization of intangible assets	26	16	NM	NM
Acquisition and integration costs	1	1	NM	NM
Exit and restructuring costs	—	4	NM	NM
Total operating expenses	$383	$322	28.4%	30.6%

Consolidated Organic Net sales growth:

Three Months Ended
April 3, 2021
Reported GAAP Consolidated Net sales growth	28.0%
Adjustments:
Impact of foreign currency translation (1)	(1.6)%
Impact of acquisitions (2)	(1.4)%
Consolidated Organic Net sales growth (3)	25.0%

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

(2)For purposes of computing Organic Net sales growth, amounts directly attributable to the acquisition of Reflexis are excluded for twelve months following the September 1, 2020 acquisition date.

(3)Consolidated Organic Net sales growth is a non-GAAP financial measure. See the Non-GAAP Measures section at the end of this item.

First quarter 2021 compared to first quarter 2020

Total Net Sales increased $295 million or 28.0% compared with the prior year primarily due to broad-based customer demand across both of our segments and all regions, inclusive of pent-up demand from customers who we believe had delayed purchases in fiscal 2020 due to the COVID-19 pandemic. Net Sales for the first quarter of 2020 included the negative impacts of supply chain disruptions within our EVM segment resulting from the temporary closure of a key distribution center supplying the Americas late in that quarter. EVM Net Sales growth was 31.1% and AIT Net Sales growth was 22.8% compared to the prior year. Excluding the effects of acquisitions and favorable currency changes, the increase in Consolidated Organic Net sales was 25.0%.

Gross margin increased to 48.6% for the current quarter compared to 45.0% for the prior year. Gross margins were higher than the prior year primarily due to favorable business mix, higher support service margins, the mitigation of Chinese import tariffs as of the fourth quarter of 2020 as well as a partial recovery of Chinese import tariffs in the current year, favorable currency changes, and contributions from our recent higher margin EVM acquisitions. These benefits were partially offset by premium freight costs and surcharges on certain product components.

Operating expenses for the quarter ended April 3, 2021 and March 28, 2020, were $383 million and $322 million, or 28.4% and 30.6% of Net sales, respectively. The increase in Operating expenses over the prior year was primarily due to higher employee incentive-based compensation associated with improved financial performance; the inclusion of operating expenses and amortization of intangible assets associated with recently acquired businesses; and increased investment in research and development program projects, principally within our EVM segment. These increases were partially offset by lower travel spending in the current year, as well as the prior year including costs associated with our 2019 Productivity Plan and the diversification of the Company’s product sourcing footprint, which were each completed by the end of 2020.

Operating income increased 80.1% to $272 million for the current year compared to $151 million for the prior year. The increase was primarily due to higher Net Sales and Gross profit, which were partially offset by higher Operating expenses.

Net income increased 156% compared to the prior year due to higher Operating income and favorability in Other income (expense), partially offset by higher income tax expense, detailed as follows:

•The Company’s effective income tax rate for the quarters ended April 3, 2021 and March 28, 2020 was 17.4% and 13.6%, respectively. The Company’s effective tax rate was higher in the current year compared to the prior year primarily due to increased income in jurisdictions with higher tax rates, partially offset by increased share-based compensation deductions.

•Other income (expense), net was $4 million of income in the current year compared to $48 million of expense in the prior year primarily due to lower interest expense in the current year. The current year interest expense benefited from an $8 million gain on interest rate swaps compared to a $35 million loss in the prior year, lower interest rates, and lower average outstanding debt levels.

Diluted earnings per share increased to $4.22 as compared to $1.65 in the prior year primarily due to the increase in Net income.

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

Asset Intelligence & Tracking Segment (“AIT”)
(in millions, except percentages)

	Three Months Ended
	April 3, 2021	March 28, 2020	$ Change	% Change
Net sales:
Tangible products	$410	$333	$77	23.1%
Services and software	26	22	4	18.2%
Total Net sales	436	355	81	22.8%
Gross profit	210	171	39	22.8%
Gross margin	48.2%	48.2%		0 bps
Operating expenses	101	89	12	13.5%
Operating income	$109	$82	$27	32.9%

AIT Organic Net sales growth:

Three Months Ended
April 3, 2021
AIT Reported GAAP Net sales growth	22.8%
Adjustments:
Impact of foreign currency translation (1)	(1.4)%
AIT Organic Net sales growth (2)	21.4%

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

(2)AIT Organic Net sales growth is a non-GAAP financial measure. See the Non-GAAP Measures section at the end of this item.

First quarter 2021 compared to first quarter 2020

Total Net sales for AIT increased $81 million or 22.8% compared to the prior year primarily due to higher sales of printing products and supplies reflecting broad-based customer demand across all regions, inclusive of pent-up demand from customers who we believe had delayed purchases in fiscal 2020 due to the COVID-19 pandemic, as well as favorable currency changes. Excluding the impact of foreign currency changes, AIT Organic Net sales growth was 21.4%.

Gross margin was 48.2% in both the current and prior year periods. The benefits of favorable business mix, foreign currency changes, as well as the mitigation of Chinese import tariffs as of the fourth quarter of 2020 along with partial recovery of Chinese import tariffs in the current year, were collectively offset by premium freight costs and surcharges on certain product components.

Operating income increased 32.9% in the current quarter compared to the prior year period. The increase was due to higher Net sales and Gross profit, which were partially offset by higher Operating expenses.

Enterprise Visibility & Mobility Segment (“EVM”)
(in millions, except percentages)

	Three Months Ended
	April 3, 2021	March 28, 2020	$ Change	% Change
Net sales:
Tangible products	$743	$568	$175	30.8%
Services and software	171	129	42	32.6%
Total Net sales	914	697	217	31.1%
Gross profit	448	303	145	47.9%
Gross margin	49.0%	43.5%		550 bps
Operating expenses	255	208	47	22.6%
Operating income	$193	$95	$98	103.2%

EVM Organic Net sales growth:

Three Months Ended
April 3, 2021
EVM Reported GAAP Net sales growth	31.1%
Adjustments:
Impact of foreign currency translation (1)	(1.7)%
Impact of acquisition (2)	(2.6)%
EVM Organic Net sales growth (3)	26.8%

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

(2)For purposes of computing EVM Organic Net sales growth, amounts directly attributable to the acquisition of Reflexis are excluded for twelve months following the September 1, 2020 acquisition date.

(3)EVM Organic Net sales growth is a non-GAAP financial measure. See the Non-GAAP Measures section at the end of this item.

First quarter 2021 compared to first quarter 2020

Total Net sales for EVM increased $217 million or 31.1% compared to the prior year primarily due to higher sales of mobile computing products, support services, and data capture products reflecting broad-based customer demand across all regions, inclusive of pent-up demand from customers who we believe had delayed purchases in fiscal 2020 due to the COVID-19 pandemic. In addition, our recent acquisitions contributed to the growth of Services and software Net sales in the current year. Net Sales for the prior year included the negative impacts of supply chain disruptions that primarily impacted our North America mobile computing business. Excluding the impacts of acquisitions and favorable foreign currency changes, EVM Organic Net Sales growth was 26.8%.

Gross margin increased to 49.0% in the current quarter compared to 43.5% in the prior year, primarily due to favorable business mix, higher support service margins, contributions from our higher margin acquisitions, favorable changes in foreign currency, as well as the mitigation of Chinese import tariffs as of the fourth quarter of 2020 along with partial recovery of Chinese import tariffs in the current year. These benefits were partially offset by premium freight and surcharges on certain product components.

Operating income for the current quarter increased 103.2% compared to the prior year period. The increase was due to higher Net sales and Gross profit, which were partially offset by higher Operating expenses.

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

	Three Months Ended
Cash flows provided by (used in):	April 3, 2021	March 28, 2020	$ Change
Operating activities	$224	$108	$116
Investing activities	(23)	(15)	(8)
Financing activities	(181)	(98)	(83)
Effect of exchange rates on cash balances	(2)	(1)	(1)
Net increase (decrease) in cash and cash equivalents, including restricted cash	$18	$(6)	$24
The change in our cash and cash equivalents balance during the three months ended April 3, 2021 compared to the prior year period is reflective of the following:

•The increase in cash provided by operating activities compared to the prior year was primarily attributed to higher operating profitability, favorable timing of vendor payments compared to the prior year, and lower incentive compensation payments. These benefits were partially offset by less favorability in the timing of customer collections and higher inventory levels compared to the prior year.

•The increase in net cash used in investing activities compared to the prior period was primarily due to higher purchases of long-term investments in the current year.

•The increase in cash used in financing activities was primarily due to the Company making debt repayments of $156 million in the current year, as compared to net borrowings of $121 million and share repurchases of $200 million in the prior year.

Company Debt
The following table shows the carrying value of the Company’s debt (in millions):

	April 3, 2021	December 31, 2020
Term Loan A	$888	$917
2020 Term Loan	—	100
Receivables Financing Facilities	208	235
Total debt	$1,096	$1,252
Less: Debt issuance costs	(4)	(5)
Less: Unamortized discounts	(2)	(2)
Less: Current portion of debt	(134)	(364)
Total long-term debt	$956	$881

Term Loan A
The principal on Term Loan A is due in quarterly installments, with the next quarterly installment due in March 2022 and the majority due upon the August 9, 2024 maturity date. The Company may make prepayments, in whole or in part, without premium or penalty, and would be required to prepay certain outstanding amounts in the event of certain circumstances or transactions. As of April 3, 2021, the Term Loan A interest rate was 1.37%. Interest payments are made monthly and are subject to variable rates plus an applicable margin.

2020 Term Loan

In September 2020, the Company entered into a new $200 million term loan (“2020 Term Loan”), with the proceeds used to partly fund the acquisition of Reflexis. The Company repaid $100 million of principal in the fourth quarter of 2020 and repaid the remaining $100 million of principal in the first quarter of 2021.

Receivables Financing Facilities
The Company has two Receivables Financing Facilities with financial institutions that have a combined total borrowing limit of up to $280 million. As collateral, the Company pledges perfected first-priority security interests in its U.S. domestically originated accounts receivable. The Company has accounted for transactions under its Receivables Financing Facilities as secured borrowings. The Company’s first Receivables Financing Facility, which was originally entered into in December 2017 and was most recently amended in March 2021, allows for borrowings of up to $180 million. The most recent amendment to the first Receivables Financing Facility extended the maturity through March 19, 2024 but otherwise did not significantly change the facility. The Company’s second Receivable Financing Facility, which was entered into in May 2019 and was amended in May 2020, allows for borrowings of up to $100 million and will mature on May 17, 2021.

As of April 3, 2021, the Company’s Consolidated Balance Sheets included $498 million of receivables that were pledged under the two Receivables Financing Facilities. As of April 3, 2021, $208 million had been borrowed, of which $122 million was classified as current. Borrowings under the Receivables Financing Facilities bear interest at a variable rate plus an applicable margin. As of April 3, 2021, the Receivables Financing Facilities had an average interest rate of 1.04%. Interest is paid on these borrowings on a monthly basis.

Revolving Credit Facility
The Company has a Revolving Credit Facility that is available for working capital and other general business purposes, including letters of credit. As of April 3, 2021, the Company had letters of credit totaling $5 million, which reduced funds available for borrowings under the Revolving Credit Facility from $1 billion to $995 million. No borrowings were outstanding under the Revolving Credit Facility as of April 3, 2021. Upon borrowing, interest payments are made monthly and are subject to variable rates plus an applicable margin. The Revolving Credit Facility matures on August 9, 2024.

Uncommitted Short-Term Credit Facility
The Company also entered into an uncommitted short-term credit facility (“Uncommitted Facility”) in August 2020. The Uncommitted Facility matures on August 26, 2021 and allows for borrowings of up to $20 million. Each borrowing must be repaid within 90 days, or earlier if the facility matures beforehand, and bears interest at a variable rate plus an applicable margin. Along with the Company’s Revolving Credit Facility, the Uncommitted Facility is available for working capital and other general business purposes. As of April 3, 2021, the Company had no outstanding borrowings under the Uncommitted Facility.

See Note 9, Long-Term Debt in the Notes to Consolidated Financial Statements for further details related to the Company’s debt instruments.

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

In May 2020, the Company entered into a new Receivables Factoring arrangement with a bank, which allows for the factoring of up to €150 million of uncollected receivables originated from the EMEA and Asia-Pacific regions. This arrangement expands upon the Company’s other Receivables Factoring arrangements, which allow for the factoring of up to $125 million of uncollected receivables originated from the EMEA region.

As of April 3, 2021 and December 31, 2020 there were a total of $77 million and $70 million, respectively, of uncollected receivables that had been sold and removed from the Company’s Consolidated Balance Sheets.

As servicer of sold receivables, the Company had $123 million and $142 million of obligations that were not yet remitted to banks as of April 3, 2021 and December 31, 2020, respectively. These obligations are included within Accrued liabilities on the Consolidated Balance Sheets, with changes in such obligations reflected within Net cash used in financing activities on the Consolidated Statements of Cash Flows.

See Note 14, Accounts Receivable Factoring in the Notes to Consolidated Financial Statements for further details.

Share Repurchases
On July 30, 2019, the Company announced that its Board of Directors authorized a share repurchase program for up to an aggregate amount of $1 billion of its outstanding shares of common stock. The share repurchase program does not have a stated expiration date.  The level of the Company’s repurchases depends on a number of factors, including its financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors its management may deem relevant. The timing, volume, and nature of repurchases are subject to market conditions, applicable securities laws and other factors and may be amended, suspended or discontinued at any time. Repurchases may be effected from time to time through open market purchases, including pursuant to a pre-set trading plan meeting the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934. The Company’s share repurchases during the first quarter of 2021 were not significant. The Company repurchased 948,740 shares of common stock for $200 million during the first quarter of 2020. As of April 3, 2021, the Company has cumulatively repurchased 1,186,736 shares of common stock for $247 million under the plan, resulting in a remaining amount of share repurchases authorized under the plan of $753 million.

Significant Customers

The Net sales to significant customers as a percentage of the Company’s total Net sales, by segment, were as follows:

	Three Months Ended
	April 3, 2021			March 28, 2020
	AIT	EVM	Total	AIT	EVM	Total
Customer A	3.6%	9.8%	13.4%	5.9%	12.5%	18.4%
Customer B	5.9%	9.0%	14.9%	6.7%	10.6%	17.3%
Customer C	9.5%	13.8%	23.3%	6.5%	13.1%	19.6%

These customers accounted for 13.3%, 8.0%, and 29.7% respectively, of accounts receivable as of April 3, 2021. No other customer accounted for more than 10% of total Net sales during the periods ended April 3, 2021 and March 28, 2020, or more than 10% of total outstanding accounts receivables as of April 3, 2021. All three of the above customers are distributors of the Company’s products and solutions and not end users.

Safe Harbor

Forward-looking statements contained in this filing are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995 and are highly dependent upon a variety of important factors, which could cause actual results to differ materially from those expressed or implied in such forward-looking statements. When used in this document and documents referenced, the words “anticipate,” “believe,” “intend,” “estimate,” “will,” and “expect” and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements but are not the exclusive means of identifying these statements. The forward-looking statements include, but are not limited to, the Company’s financial outlook for the full year of 2021. These forward-looking statements are based on current expectations, forecasts and assumptions, and are subject to the risks and uncertainties inherent in the Company’s industry, market conditions, general domestic and international economic conditions, and other factors. These factors include:

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

New Accounting Pronouncements

We do not expect any recently issued accounting pronouncements to have a material impact to our consolidated financial statements.

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
There were no material changes in the Company’s market risk during the quarter ended April 3, 2021. For additional information on market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in the Annual Report on Form 10-K for the year ended December 31, 2020.

Item 4.	Controls and Procedures
Management’s Report on Disclosure Controls

Our management is responsible for establishing and maintaining adequate disclosure controls as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management assessed the effectiveness of our disclosure controls as of April 3, 2021. Based on this assessment and those criteria, our management believes that, as of April 3, 2021, our disclosure controls were effective.

Changes in Internal Controls over Financial Reporting
During the quarter ended April 3, 2021, there have been no changes in our internal controls that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
In addition to the other information included in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2020, and the factors identified under “Safe Harbor” in Part I, Item 2 of this Quarterly Report on Form 10-Q, which could materially affect our business, financial condition, cash flows, or results of operations. The risks described in the Annual Report are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently considers immaterial also may materially adversely affect its business, financial condition, and/or operating results. There have been no material changes to the risk factors included in our Annual Report for the year ended December 31, 2020.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information with respect to repurchases of the Company’s common stock for the three months ended April 3, 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (1)
January 1, 2021 - January 30, 2021	100	$382.76	100	$753
January 31, 2021 - February 27, 2021	—	—	—	753
February 28, 2021 - April 3, 2021	—	—	—	753
Total	100	$382.76	100	$753

(1)On July 30, 2019, the Company announced that its Board of Directors authorized a share repurchase program for up to an aggregate amount of $1 billion of its outstanding shares of common stock. Repurchases may be effected from time to time through open market purchases, including pursuant to a pre-set trading plan meeting the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934. The program does not have a stated expiration date.

Item 6.	Exhibits

10
Second Amendment to Receivables Financing Agreement, dated as of March 19, 2021 by and among Zebra Technologies RSC, LLC, the lenders from time to time party thereto, PNC Bank, National Association, Zebra Technologies, LLC, and PNC Capital Markets, LLC

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from Zebra Technologies Corporation Quarterly Report on Form 10-Q, for the quarter ended April 3, 2021, formatted in Inline XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements. The instance document does not appear in the interactive data file because Inline XBRL tags are embedded in the iXBRL document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2021, formatted in Inline XBRL (included in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZEBRA TECHNOLOGIES CORPORATION

Date: May 4, 2021	By:	/s/ Anders Gustafsson
Anders Gustafsson
Chief Executive Officer

Date: May 4, 2021	By:	/s/ Nathan Winters
Nathan Winters
Chief Financial Officer