Form 10-Q
period 2021-07-03
ZEBRA TECHNOLOGIES CORP
filed 2021-08-03
CIK 877212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2021
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

As of July 27, 2021, there were 53,402,967 shares of Class A Common Stock, $.01 par value, outstanding.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
QUARTER ENDED JULY 3, 2021

PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements
ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	July 3, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$318	$168
Accounts receivable, net of allowances for doubtful accounts of $1 million as of July 3, 2021 and December 31, 2020, respectively	567	508
Inventories, net	485	511
Current income taxes	54	16
Prepaid expenses and other current assets	102	70
Total Current assets	1,526	1,273
Property, plant and equipment, net	270	274
Right-of-use lease assets	125	135
Goodwill	2,989	2,988
Other intangibles, net	372	402
Deferred income taxes	131	139
Other long-term assets	180	164
Total Assets	$5,593	$5,375
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$47	$364
Accounts payable	597	601
Accrued liabilities	524	559
Deferred revenue	348	308
Income taxes payable	34	19
Total Current liabilities	1,550	1,851
Long-term debt	944	881
Long-term lease liabilities	118	129
Long-term deferred revenue	299	273
Other long-term liabilities	93	97
Total Liabilities	3,004	3,231
Stockholders’ Equity:
Preferred stock, $.01 par value; authorized 10,000,000 shares; none issued	—	—
Class A common stock, $.01 par value; authorized 150,000,000 shares; issued 72,151,857 shares	1	1
Additional paid-in capital	427	395
Treasury stock at cost, 18,748,564 and 18,689,775 shares as of July 3, 2021 and December 31, 2020, respectively	(984)	(919)
Retained earnings	3,183	2,736
Accumulated other comprehensive loss	(38)	(69)
Total Stockholders’ Equity	2,589	2,144
Total Liabilities and Stockholders’ Equity	$5,593	$5,375
See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Net sales:
Tangible products	$1,192	$811	$2,345	$1,712
Services and software	185	145	379	296
Total Net sales	1,377	956	2,724	2,008
Cost of sales:
Tangible products	618	451	1,209	937
Services and software	101	86	202	179
Total Cost of sales	719	537	1,411	1,116
Gross profit	658	419	1,313	892
Operating expenses:
Selling and marketing	148	109	282	231
Research and development	141	98	281	203
General and administrative	92	74	174	148
Amortization of intangible assets	26	16	52	32
Acquisition and integration costs	4	1	5	2
Exit and restructuring costs	—	2	—	6
Total Operating expenses	411	300	794	622
Operating income	247	119	519	270
Other expenses:
Foreign exchange (loss) gain	(1)	(9)	1	(12)
Interest expense, net	(7)	(14)	(5)	(59)
Other (expense) income, net	(1)	7	(1)	7
Total Other expenses, net	(9)	(16)	(5)	(64)
Income before income tax	238	103	514	206
Income tax expense	19	3	67	17
Net income	$219	$100	$447	$189
Basic earnings per share	$4.10	$1.87	$8.36	$3.53
Diluted earnings per share	$4.07	$1.85	$8.29	$3.49
See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Net income	$219	$100	$447	$189
Other comprehensive income (loss), net of tax:
Changes in unrealized gains (losses) on anticipated sales hedging transactions	2	(8)	34	(6)
Foreign currency translation adjustment	—	1	(3)	(8)
Comprehensive income	$221	$93	$478	$175
See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except share data)
(Unaudited)

	Class A Common Stock Shares	Class A Common Stock Value	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2020	53,462,082	$1	$395	$(919)	$2,736	$(69)	$2,144
Issuances of treasury shares related to share-based compensation plans, net of forfeitures	48,584	—	(6)	—	—	—	(6)
Shares withheld to fund withholding tax obligations related to share-based compensation plans	(400)	—	—	—	—	—	—
Share-based compensation	—	—	16	—	—	—	16
Repurchases of common stock	(100)	—	—	—	—	—	—
Net income	—	—	—	—	228	—	228
Changes in unrealized gains and losses on anticipated sales hedging transactions (net of income taxes)	—	—	—	—	—	32	32
Foreign currency translation adjustment	—	—	—	—	—	(3)	(3)
Balance at April 3, 2021	53,510,166	$1	$405	$(919)	$2,964	$(40)	$2,411
Issuances of treasury shares related to share-based compensation plans, net of forfeitures	27,226	—	—	—	—	—	—
Shares withheld to fund withholding tax obligations related to share-based compensation plans	(81,810)	—	—	(40)	—	—	(40)
Share-based compensation	—	—	22	—	—	—	22
Repurchases of common stock	(52,289)	—	—	(25)	—	—	(25)
Net income	—	—	—	—	219	—	219
Changes in unrealized gains and losses on anticipated sales hedging transactions (net of income taxes)	—	—	—	—	—	2	2
Balance at July 3, 2021	53,403,293	$1	$427	$(984)	$3,183	$(38)	$2,589

	Class A Common Stock Shares	Class A Common Stock Value	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2019	54,002,932	$1	$339	$(689)	$2,232	$(44)	$1,839
Issuances of treasury shares related to share-based compensation plans, net of forfeitures	15,792	—	—	—	—	—	—
Shares withheld to fund withholding tax obligations related to share-based compensation plans	(4,361)	—	—	(1)	—	—	(1)
Share-based compensation	—	—	7	—	—	—	7
Repurchases of common stock	(948,740)	—	—	(200)	—	—	(200)
Net income	—	—	—	—	89	—	89
Changes in unrealized gains and losses on anticipated sales hedging transactions (net of income taxes)	—	—	—	—	—	2	2
Foreign currency translation adjustment	—	—	—	—	—	(9)	(9)
Balance at March 28, 2020	53,065,623	$1	$346	$(890)	$2,321	$(51)	$1,727
Issuances of treasury shares related to share-based compensation plans, net of forfeitures	399,634	—	(9)	13	—	—	4
Shares withheld to fund withholding tax obligations related to share-based compensation plans	(142,206)	—	—	(34)	—	—	(34)
Share-based compensation	—	—	13	—	—	—	13
Net income	—	—	—	—	100	—	100
Changes in unrealized gains and losses on anticipated sales hedging transactions (net of income taxes)	—	—	—	—	—	(8)	(8)
Foreign currency translation adjustment	—	—	—	—	—	1	1
Balance at June 27, 2020	53,323,051	$1	$350	$(911)	$2,421	$(58)	$1,803

See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	July 3, 2021	June 27, 2020
Cash flows from operating activities:
Net income	$447	$189
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	88	68
Share-based compensation	38	20
Deferred income taxes	(5)	6
Unrealized (gain) loss on forward interest rate swaps	(13)	37
Other, net	1	(5)
Changes in operating assets and liabilities:
Accounts receivable, net	(59)	201
Inventories, net	26	(36)
Other assets	(22)	4
Accounts payable	(10)	(46)
Accrued liabilities	2	(76)
Deferred revenue	67	45
Income taxes	(23)	(48)
Other operating activities	2	(4)
Net cash provided by operating activities	539	355
Cash flows from investing activities:
Purchases of property, plant and equipment	(25)	(33)
Acquisition of businesses, net of cash acquired	(17)	—
Purchases of long-term investments	(17)	(32)
Net cash used in investing activities	(59)	(65)
Cash flows from financing activities:
Payments of long-term debt	(264)	(84)
Proceeds from issuance of long-term debt	8	24
Payments for repurchases of common stock	(25)	(200)
Net payments related to share-based compensation plans	(46)	(31)
Change in unremitted cash collections from servicing factored receivables	(2)	55
Other financing activities	—	3
Net cash used in financing activities	(329)	(233)
Effect of exchange rate changes on cash and cash equivalents, including restricted cash	(4)	(1)
Net increase in cash and cash equivalents, including restricted cash	147	56
Cash and cash equivalents, including restricted cash, at beginning of period	192	30
Cash and cash equivalents, including restricted cash, at end of period	$339	$86
Less restricted cash, included in Prepaid expenses and other current assets	(21)	(23)
Cash and cash equivalents at end of period	$318	$63
Supplemental disclosures of cash flow information:
Income taxes paid	$94	$61
Interest paid	$17	$19
See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 Description of Business and Basis of Presentation

Zebra Technologies Corporation and its subsidiaries (“Zebra” or the “Company”) is a global leader providing innovative Enterprise Asset Intelligence (“EAI”) solutions in the automatic identification and data capture solutions industry. We design, manufacture, and sell a broad range of products and solutions, including cloud-based subscriptions, that capture and move data. We also provide a full range of services, including maintenance, technical support, repair, managed and professional services. End-users of our products, solutions and services include those in retail and e-commerce, manufacturing, transportation and logistics, healthcare, public sector, and other industries around the world. We provide our products, solutions and services globally through a direct sales force and an extensive network of channel partners.

Management prepared these unaudited interim consolidated financial statements according to the rules and regulations of the Securities and Exchange Commission for interim financial information and notes. As permitted under Article 10 of Regulation S-X and the instructions of Form 10-Q, these consolidated financial statements do not include all the information and notes required by United States Generally Accepted Accounting Principles (“GAAP”) for complete financial statements, although management believes that the disclosures made are adequate to make the information not misleading. These interim financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

In the opinion of the Company, these interim financial statements include all adjustments (of a normal, recurring nature) necessary to fairly present its Consolidated Balance Sheet as of July 3, 2021, the Consolidated Statements of Operations, Comprehensive Income, and Stockholders’ Equity for the three and six months ended July 3, 2021 and June 27, 2020, and the Consolidated Statements of Cash Flows for the six months ended July 3, 2021 and June 27, 2020. These results, however, are not necessarily indicative of the results expected for the full fiscal year ending December 31, 2021.

Effective January 1, 2021, our retail solutions offering moved from our Asset Intelligence & Tracking (“AIT”) segment into our Enterprise Visibility & Mobility (“EVM”) segment contemporaneous with a change in our organizational structure and management of the business. Prior period results have been reclassified to conform to the current period’s presentation. This change does not have an impact on the Consolidated Financial Statements. See Note 17, Segment Information & Geographic Data for additional information related to each segment’s results.

Note 2 Significant Accounting Policies

Recently Issued Accounting Pronouncements Not Yet Adopted
In March 2020, the Financial Accounting Standards Board issued Accounting Standards Update 2020-04, Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). Subject to meeting certain criteria, ASU 2020-04 provides optional expedients and exceptions to applying contract modification accounting under existing generally accepted accounting principles for contracts that are modified to address the expected phase out of the London Inter-bank Offered Rate (“LIBOR”). Some of the Company’s contracts with respect to its borrowings and interest rate swap contracts already contain comparable alternative reference rates that would automatically take effect upon the phasing out of LIBOR, while for others, the Company anticipates negotiating comparable replacement rates with its counterparties. At this stage of its contract assessment, the Company does not expect ASU 2020-04 to have a material impact on its financial results.

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

Disaggregation of Revenue
The following table presents our Net sales disaggregated by product category for each of our segments, AIT and EVM, for the three and six months ended July 3, 2021 and June 27, 2020 (in millions):

	Three Months Ended
	July 3, 2021			June 27, 2020
Segment	Tangible Products	Services and Software	Total	Tangible Products	Services and Software	Total
AIT	$393	$28	$421	$251	$22	$273
EVM	799	160	959	560	123	683
Corporate, eliminations(1)	—	(3)	(3)	—	—	—
Total	$1,192	$185	$1,377	$811	$145	$956

	Six Months Ended
	July 3, 2021			June 27, 2020
Segment	Tangible Products	Services and Software	Total	Tangible Products	Services and Software	Total
AIT	$803	$54	$857	$584	$44	$628
EVM	1,542	331	1,873	1,128	252	1,380
Corporate, eliminations(1)	—	(6)	(6)	—	—	—
Total	$2,345	$379	$2,724	$1,712	$296	$2,008

(1)Amounts included in Corporate, eliminations consist of purchase accounting adjustments.

In addition, refer to Note 17, Segment Information & Geographic Data for Net sales to customers by geographic region.

Performance Obligations
The Company’s remaining performance obligations primarily relate to repair and support services, as well as solutions offerings. The aggregated transaction price allocated to remaining performance obligations for arrangements with an original term exceeding one year was $1,005 million and $974 million, inclusive of deferred revenue, as of July 3, 2021 and December 31, 2020, respectively. On average, remaining performance obligations as of July 3, 2021 and December 31, 2020 are expected to be recognized over a period of approximately two years.

Contract Balances
Progress on satisfying performance obligations under contracts with customers related to billed revenues is reflected on the Consolidated Balance Sheets in Accounts receivable, net. Progress on satisfying performance obligations under contracts with customers related to unbilled revenues (“contract assets”) is reflected on the Consolidated Balance Sheets as Prepaid expenses and other current assets for revenues expected to be billed within the next twelve months, and Other long-term assets for revenues expected to be billed thereafter. The total contract asset balances were $10 million each as of July 3, 2021 and December 31, 2020, respectively. These contract assets result from timing differences between the billing and delivery schedules of products, services and software, as well as the impact from the allocation of the transaction price among performance obligations for contracts that include multiple performance obligations. Contract assets are evaluated for impairment and no impairment losses have been recognized during the three and six months ended July 3, 2021 and June 27, 2020.

Deferred revenue on the Consolidated Balance Sheets consists of payments and billings in advance of our performance. The combined short-term and long-term deferred revenue balances were $647 million and $581 million as of July 3, 2021 and December 31, 2020, respectively. During the three and six months ended July 3, 2021, the Company recognized $75 million and $185 million in revenue, respectively, which was previously included in the beginning balance of deferred revenue as of December 31, 2020. During the three and six months ended June 27, 2020, the Company recognized $84 million and $157 million in revenue, respectively, which was previously included in the beginning balance of deferred revenue as of December 31, 2019.

Note 4 Inventories

The components of Inventories, net are as follows (in millions):

	July 3, 2021	December 31, 2020
Raw materials	$108	$117
Work in process	4	4
Finished goods	373	390
Total Inventories, net	$485	$511

Note 5 Business Acquisitions

Adaptive Vision
On May 17, 2021, the Company acquired Adaptive Vision Sp. z o.o. (“Adaptive Vision”), a provider of graphical machine vision software with applications in the manufacturing industry, as well as a provider of libraries and other offerings for machine vision developers. The Company’s cash purchase consideration of $18 million, net of cash on-hand, was primarily allocated to technology-related intangible assets of $13 million and associated deferred tax liabilities, and goodwill of $7 million. The technology-related intangible assets have an estimated useful life of 8 years. The acquisition was accounted for under the acquisition method of accounting for business combinations. While we believe these estimates provide a reasonable basis to record the net assets acquired, the purchase price allocation is considered preliminary and subject to adjustment during the measurement period, which is up to one year from the acquisition date. The goodwill, which will be non-deductible for tax purposes, has been allocated to the EVM segment and principally relates to the planned expansion of the Adaptive Vision technologies into new product offerings and markets.

Reflexis
During the second quarter of 2021, the Company recorded measurement period adjustments related to its September 1, 2020 acquisition of Reflexis Systems, Inc. (“Reflexis”). The primary measurement period adjustments included a $9 million increase to the trade name intangible assets and a $4 million increase to deferred tax liabilities. These adjustments, relating to facts and circumstances existing as of the acquisition date, resulted in a $5 million reduction of goodwill. The fair value estimates still considered preliminary as of July 3, 2021 primarily relate to income tax items.

Additionally, during the second quarter of 2021, the Company received escrow proceeds of $1 million related to resolution of contractual items resulting from the Reflexis acquisition. These proceeds were reflected as a reduction in purchase price with a corresponding decrease of goodwill.

Fetch Robotics
On June 30, 2021, the Company entered into a definitive agreement to acquire Fetch Robotics, Inc. (“Fetch”), a provider of autonomous mobile robots for customers in the manufacturing and warehousing markets. The aggregate purchase consideration, inclusive of the fair value of the Company’s existing minority ownership interest in Fetch, is expected to be approximately $305 million, subject to customary adjustments. Zebra expects to fund the transaction primarily with cash on hand. The transaction is subject to customary closing conditions and is expected to close in the third quarter of 2021. The acquired business will become part of the EVM segment.

Acquisition and integration costs
We incurred approximately $4 million of acquisition-related costs, primarily related to third-party transaction and advisory fees, in the second quarter of 2021 associated with our business acquisitions. These costs are included within Acquisition and integration costs on the Consolidated Statements of Operations.

Note 6 Goodwill

Changes in the net carrying value of goodwill by segment were as follows (in millions):

	AIT	EVM	Total
Goodwill as of December 31, 2020	$228	$2,760	$2,988
Retail solutions offering move to EVM segment, effective January 1, 2021	(59)	59	—
Adaptive Vision acquisition	—	7	7
Reflexis purchase price allocation adjustments	—	(5)	(5)
Reflexis purchase price reduction	—	(1)	(1)
Goodwill as of July 3, 2021	$169	$2,820	$2,989

See Note 5, Business Acquisitions for further details related to the Company’s acquisitions and purchase price allocation adjustments.

Note 7 Investments

The carrying value of the Company’s venture investments was $93 million and $77 million as of July 3, 2021 and December 31, 2020, respectively, which are included in Other long-term assets on the Consolidated Balance Sheets.

During the three and six months ended July 3, 2021, the Company paid $4 million and $17 million for the purchases of new long-term investments, respectively. Comparatively, during the first half of 2020, the Company paid $32 million for the purchases of long term investments, which primarily related to the acquisition of additional shares in an existing investment in the second quarter of 2020. In connection with that additional investment, during the second quarter of 2020 the Company identified an observable price change that resulted in a $7 million gain.

Net gains and losses related to the Company’s investments are included within Other, net on the Consolidated Statements of Operations. During the three months ended July 3, 2021 and June 27, 2020, the Company recognized losses of $1 million and gains of $7 million, respectively. During the six months ended July 3, 2021 and June 27, 2020, the Company recognized net gains of $0 million and $7 million, respectively.

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

The Company’s financial assets and liabilities carried at fair value as of July 3, 2021, are classified below (in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange contracts (1)	$2	$9	$—	$11
Money market investments related to deferred compensation plan	35	—	—	35
Total Assets at fair value	$37	$9	$—	$46
Liabilities:
Forward interest rate swap contracts (2)	$—	$33	$—	$33
Liabilities related to the deferred compensation plan	35	—	—	35
Total Liabilities at fair value	$35	$33	$—	$68
The Company’s financial assets and liabilities carried at fair value as of December 31, 2020, are classified below (in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Money market investments related to deferred compensation plan	$30	$—	$—	$30
Total Assets at fair value	$30	$—	$—	$30
Liabilities:
Foreign exchange contracts (1)	$3	$34	$—	$37
Forward interest rate swap contracts (2)	—	46	—	46
Liabilities related to the deferred compensation plan	30	—	—	30
Total Liabilities at fair value	$33	$80	$—	$113

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
In accordance with ASC 815, the Company recognizes derivative instruments as either assets or liabilities on the Consolidated Balance Sheets and measures them at fair value. The following table presents the fair value of its derivative instruments (in millions):

	Asset (Liability)
		Fair Values as of
	Balance Sheet Classification	July 3, 2021	December 31, 2020
Derivative instruments designated as hedges:
Foreign exchange contracts	Prepaid expenses and other current assets	$9	$—
Foreign exchange contracts	Accrued liabilities	—	(34)
Total derivative instruments designated as hedges		$9	$(34)

Derivative instruments not designated as hedges:
Foreign exchange contracts	Prepaid expenses and other current assets	$2	$—
Foreign exchange contracts	Accrued liabilities	—	(3)
Forward interest rate swaps	Accrued liabilities	(17)	(17)
Forward interest rate swaps	Other long-term liabilities	(16)	(29)
Total derivative instruments not designated as hedges		$(31)	$(49)
Total net derivative liability		$(22)	$(83)
The following table presents the net (losses) gains from changes in fair values of derivatives that are not designated as hedges (in millions):

	(Losses) Gains Recognized in Income
		Three Months Ended		Six Months Ended
	Statements of Operations Classification	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Derivative instruments not designated as hedges:
Foreign exchange contracts	Foreign exchange (loss) gain	$(6)	$(7)	$—	$(8)
Forward interest rate swaps	Interest expense, net	(3)	(7)	5	(42)
Total (losses) gains recognized in income		$(9)	$(14)	$5	$(50)

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

The Company’s master netting and other similar arrangements with the respective counterparties allow for net settlement under certain conditions, which are designed to reduce credit risk by permitting net settlement with the same counterparty. We present the assets and liabilities of our derivative financial instruments, for which we have net settlement agreements in place, on a net basis on the Consolidated Balance Sheets. If the derivative financial instruments had been presented gross on the Consolidated Balance Sheets, the asset and liability positions each would have been increased by $1 million as of July 3, 2021 and would have been unchanged as of December 31, 2020.

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

The Company manages the exchange rate risk of anticipated Euro-denominated sales using forward contracts, which typically mature within twelve months of execution. The Company designates these derivative contracts as cash flow hedges. Unrealized gains and losses on these contracts are deferred in Accumulated other comprehensive income (loss) (“AOCI”) on the Consolidated Balance Sheets until the contract is settled and the hedged sale is realized. The realized gain or loss is then recorded as an adjustment to Net sales on the Consolidated Statements of Operations. Realized amounts reclassified to Net sales were $8 million of losses and $6 million of gains for the three months ended July 3, 2021 and June 27, 2020, respectively. Realized amounts reclassified to Net sales were $20 million of losses and $14 million of gains for the six months ended July 3, 2021 and June 27, 2020, respectively. As of July 3, 2021 and December 31, 2020, the notional amounts of the Company’s foreign exchange cash flow hedges were €587 million and €585 million, respectively. The Company has reviewed its cash flow hedges for effectiveness and determined that they are highly effective.

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

	July 3, 2021		December 31, 2020
Notional balance of outstanding contracts:
British Pound/U.S. Dollar		£34		£10
Euro/U.S. Dollar		€120		€123
Euro/Czech Koruna		€16		€—
Japanese Yen/U.S. Dollar		¥—		¥354
Singapore Dollar/U.S. Dollar	S$	16	S$	12
Mexican Peso/U.S. Dollar	Mex$	55	Mex$	36
Polish Zloty/U.S. Dollar	zł	79	zł	—
Net fair value of assets (liabilities) of outstanding contracts		$2		$(3)

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

Note 10 Long-Term Debt

The following table shows the carrying value of the Company’s debt (in millions):

	July 3, 2021	December 31, 2020
Term Loan A	$888	$917
2020 Term Loan	—	100
Receivables Financing Facilities	108	235
Total debt	$996	$1,252
Less: Debt issuance costs	(3)	(5)
Less: Unamortized discounts	(2)	(2)
Less: Current portion of debt	(47)	(364)
Total long-term debt	$944	$881

As of July 3, 2021, the future maturities of debt are as follows (in millions):

2021	$22
2022	56
2023	81
2024	837
Total future debt maturities	$996
All borrowings as of July 3, 2021 were denominated in U.S. Dollars.
The estimated fair value of the Company’s debt approximated $1.0 billion and $1.3 billion as of July 3, 2021 and December 31, 2020, respectively. These fair value amounts, developed based on inputs classified as Level 2 within the fair value hierarchy, represent the estimated value at which the Company’s lenders could trade its debt within the financial markets and do not represent the settlement value of these liabilities to the Company. The fair value of the debt may continue to vary each period based on a number of factors, including fluctuations in market interest rates as well as changes to the Company’s credit ratings.

Term Loan A
The principal on Term Loan A is due in quarterly installments, with the next quarterly installment due in March 2022 and the majority due upon the August 9, 2024 maturity date. The Company may make prepayments, in whole or in part, without premium or penalty, and would be required to prepay certain outstanding amounts in the event of certain circumstances or transactions. As of July 3, 2021, the Term Loan A interest rate was 1.35%. Interest payments are made monthly and are subject to variable rates plus an applicable margin.

2020 Term Loan
In September 2020, the Company entered into a new $200 million term loan (“2020 Term Loan”), with the proceeds used to partly fund the acquisition of Reflexis. The Company repaid $100 million of principal in the fourth quarter of 2020 and repaid the remaining $100 million of principal in the first quarter of 2021.

Receivables Financing Facilities
The Company has two Receivables Financing Facilities with financial institutions that have a combined total borrowing limit of up to $280 million. As collateral, the Company pledges perfected first-priority security interests in its U.S. domestically originated accounts receivable. The Company has accounted for transactions under its Receivables Financing Facilities as secured borrowings. The Company’s first Receivables Financing Facility allows for borrowings of up to $180 million and matures on March 19, 2024. The Company’s second Receivable Financing Facility allows for borrowings of up to $100 million and matures on May 16, 2022. During the first half of 2021, the Company amended each of these facilities to extend the respective maturities, but otherwise did not substantially change the terms of the facilities.

As of July 3, 2021, the Company’s Consolidated Balance Sheets included $548 million of receivables that were pledged under the two Receivables Financing Facilities. As of July 3, 2021, $108 million had been borrowed, of which $22 million was classified as current. Borrowings under the Receivables Financing Facilities bear interest at a variable rate plus an applicable margin. As of July 3, 2021, the Receivables Financing Facilities had an average interest rate of 0.97%. Interest is paid on these borrowings on a monthly basis.

Revolving Credit Facility
The Company has a Revolving Credit Facility that is available for working capital and other general business purposes, including letters of credit. As of July 3, 2021, the Company had letters of credit totaling $5 million, which reduced funds available for borrowings under the Revolving Credit Facility from $1 billion to $995 million. No borrowings were outstanding under the Revolving Credit Facility as of July 3, 2021. Upon borrowing, interest payments are made monthly and are subject to variable rates plus an applicable margin. The Revolving Credit Facility matures on August 9, 2024.

Uncommitted Short-Term Credit Facility
The Company also entered into an uncommitted short-term credit facility (“Uncommitted Facility”) in August 2020. The Uncommitted Facility matures on August 26, 2021 and allows for borrowings of up to $20 million. Each borrowing must be repaid within 90 days, or earlier if the facility matures beforehand, and bears interest at a variable rate plus an applicable margin. Along with the Company’s Revolving Credit Facility, the Uncommitted Facility is available for working capital and other general business purposes. As of July 3, 2021, the Company had no outstanding borrowings under the Uncommitted Facility.

Each of the Company’s borrowing arrangements described above include terms and conditions that limit the incurrence of additional borrowings and require that certain financial ratios be maintained at designated levels.

The Company uses interest rate swaps to manage the interest rate risk associated with its debt. See Note 9, Derivative Instruments for further information.

As of July 3, 2021, the Company was in compliance with all debt covenants.

Note 11 Commitments and Contingencies

Warranties
The following table is a summary of the Company’s accrued warranty obligations, which are included in Accrued liabilities on the Consolidated Balance Sheets (in millions):

	Six Months Ended
	July 3, 2021	June 27, 2020
Balance at the beginning of the period	$24	$21
Warranty expense	16	15
Warranties fulfilled	(15)	(14)
Balance at the end of the period	$25	$22

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

In 2020, the Company received approval of its exclusion request of customs duties that had been paid on certain products under Section 301 of the U.S. Trade Act of 1974 from September 1, 2019 through September 1, 2020 and commenced a process to request recovery of previously assessed amounts. Recoveries are recognized when the Company has completed all regulatory filing requirements and determined that receipt of amounts is virtually certain. Recoveries totaling $12 million were recorded in the fourth quarter of 2020, of which $4 million related to our AIT segment and $8 million related to our EVM segment. During the three months ended July 3, 2021, the Company recorded recoveries of $12 million, of which $7 million related to our AIT segment and $5 million related to our EVM segment. During the six months ended July 3, 2021, the Company recorded recoveries of $15 million, of which $8 million related to our AIT segment and $7 million related to our EVM segment. Both the initially incurred costs and related recoveries were included within Cost of sales for Tangible products on the Consolidated Statements of Operations. As of the second quarter, the Company believes that it has recovered substantially all of the import duties that it expects to receive on previously paid amounts. The final amounts and the timings of any additional recoveries remain uncertain and, therefore, the Company has not recorded any amounts related to potential future recoveries in its financial statements as of July 3, 2021.

Note 12 Share-Based Compensation

In May 2018, the Company’s stockholders approved the Zebra Technologies 2018 Long-Term Incentive Plan (“2018 Plan”). The 2018 Plan superseded and replaced the Zebra Technologies Corporation 2015 Long-Term Incentive Plan (“2015 Plan”) on the approval date, except that the 2015 Plan, as well as the Zebra Technologies Corporation 2011 Long-Term Incentive Plan that was previously superseded by the 2015 Plan, remain in effect with respect to outstanding stock appreciation rights that were granted under those plans until such awards have been exercised, forfeited, cancelled, expired or otherwise terminated in accordance with their terms. Awards available under the 2018 Plan include stock-settled awards, including stock-settled restricted stock units, stock-settled performance stock units, restricted stock awards, performance share awards, stock appreciation rights, incentive stock options, and non-qualified stock options. Awards available under the 2018 Plan also include cash-settled awards, including cash-settled stock appreciation rights, cash-settled restricted stock units, and cash-settled performance stock units. No awards remain available for future grants under the 2015 Plan or previous plans.

The Company uses treasury shares as its source for issuing shares under the share-based compensation programs. As of July 3, 2021, the Company had 3,212,007 shares of Class A Common stock available to be issued under the 2018 Plan.

The compensation expense from the Company’s share-based compensation plans and associated income tax benefit, excluding the effects of excess tax benefits or shortfalls, were included in the Consolidated Statements of Operations as follows (in millions):

	Three Months Ended		Six Months Ended
Compensation costs and related income tax benefit	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Cost of sales	$2	$1	$4	$2
Selling and marketing	7	5	13	6
Research and development	8	4	14	6
General and administration	10	7	17	9
Total compensation expense	$27	$17	$48	$23
Income tax benefit	$4	$2	$7	$4

As of July 3, 2021, total unearned compensation costs related to the Company’s share-based compensation plans was $109 million, which will be recognized over the weighted average remaining service period of approximately 1.6 years.

Stock-Settled Restricted Stock Units (“stock-settled RSUs”) and Stock-Settled Performance Share Units (“stock-settled PSUs”)
The Company began issuing stock-settled RSUs and stock-settled PSUs in the second quarter of 2021. Stock-settled RSUs and stock-settled PSUs each typically vest over a three-year service period, with stock-settled RSUs vesting ratably in three annual installments and stock-settled PSUs vesting at the end of the three-year period. Vesting for each participant is subject to restrictions, such as continuous employment, except in certain cases as set forth in each stock agreement. Upon vesting, stock-settled RSUs and stock-settled PSUs are converted into shares of Class A Common Stock that are released to participants.

Compensation cost for the Company’s stock-settled RSUs and stock-settled PSUs is expensed over each participant’s required service period. Compensation cost is calculated as the fair market value of the Company’s Class A Common Stock on grant date multiplied by the number of units granted, net of estimated forfeitures. The fair value of PSUs also includes assumptions around achievement of certain Company-wide financial performance goals.

Restricted Stock Awards (“RSAs”) and Performance Share Awards (“PSAs”)
Previously, the Company’s restricted stock grants consisted of time-vested RSAs and PSAs as part of the Company’s annual share-based compensation award issuances during the second quarter of each year. These awards hold voting rights and therefore are considered participating securities. Accordingly, the outstanding RSAs and PSAs are included as part of the Company’s Class A Common Stock outstanding. The RSAs and PSAs vest at each vesting date, subject to restrictions such as continuous employment, except in certain cases as set forth in each stock agreement. Upon vesting, RSAs and PSAs are released to holders and are no longer subject to restrictions.

Compensation cost for the Company’s RSAs and PSAs is expensed over each participant’s required service period, which is typically three years. Compensation cost is calculated as the fair market value of the Company’s Class A Common Stock on grant date multiplied by the number of units granted, net of estimated forfeitures. The fair value of PSAs also includes assumptions around achievement of certain Company-wide financial performance goals.

The Company also issues Class A Common Stock to non-employee directors. Each director receives such stock award annually in the second quarter. The number of shares granted to each non-employee director is determined by dividing the value of the annual grant by the price of a share of the Company’s Class A Common Stock. New directors in any fiscal year earn a prorated amount. During the first six months of 2021, there were 2,877 shares granted to non-employee directors compared to 6,314 shares during the first six months of 2020. The shares vest immediately on the grant date.

A summary of the Company’s restricted and performance stock-settled awards for the six months ended July 3, 2021 is as follows:

	RSUs		PSUs		RSAs		PSAs
	Units	Weighted-Average Grant Date Fair Value	Units	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of period	—	$—	—	$—	318,565	$228.08	126,022	$199.77
Granted	79,057	482.45	38,393	482.42	5,832	483.17	—	—
Released	(101)	482.42	—	—	(147,135)	202.92	(44,023)	151.72
Forfeited	(541)	482.42	(296)	482.42	(5,088)	228.99	(2,102)	237.03
Outstanding at end of period	78,415	$482.45	38,097	$482.42	172,174	$258.20	79,897	$225.65

Stock Appreciation Rights (“SARs”)
SARs were previously granted primarily as part of the Company’s annual share-based compensation award issuances during the second quarter of each year. Beginning in 2021, the Company no longer included SARs in its annual share-based compensation award issuances; however, may from time-to-time issue additional SARs in the future.

A summary of the Company’s SARs for the six months ended July 3, 2021 is as follows:

SARs	SARs	Weighted-Average Exercise Price
Outstanding at beginning of period	638,124	$113.98
Granted	—	—
Exercised	(94,306)	78.73
Forfeited	(3,826)	211.28
Outstanding at end of period	539,992	$119.46
Exercisable at end of period	446,171	$97.73

The following table summarizes information related to the SARs outstanding as of July 3, 2021:

	Outstanding	Exercisable
Aggregate intrinsic value (in millions)	$227	$197
Weighted-average remaining contractual life	4.0	3.8

The intrinsic value of SARs exercised during the six months ended July 3, 2021 and June 27, 2020 was $38 million and $31 million, respectively. The total fair value of SARs vested during the six months ended July 3, 2021 and June 27, 2020 was $5 million and $8 million, respectively.

Reflexis Replacement Options
In connection with the Company’s September 2020 acquisition of Reflexis, the Company assumed the 2016 Stock Incentive Plan of Reflexis Systems, Inc. (the “Reflexis Plan”) and replaced certain unvested options under the Reflexis Plan with Zebra incentive stock options (“Reflexis Replacement Options”). Upon exercise of Reflexis Replacement Options, the Company receives cash proceeds equal to the exercise price and issues whole shares of Class A Common Stock to participants.

A summary of the Reflexis Replacement Options outstanding is as follows:

Reflexis Replacement Options	Options	Weighted-Average Exercise Price
Outstanding at beginning of period	34,424	$58.09
Granted	—	—
Exercised	(4,706)	58.85
Forfeited	(1,529)	63.01
Outstanding at end of period	28,189	$57.78
Exercisable at end of period	14,016	$54.88

The following table summarizes information related to the Reflexis Replacement Options outstanding as of July 3, 2021:

	Outstanding	Exercisable
Aggregate intrinsic value (in millions)	$14	$7
Weighted-average remaining contractual life	6.9	6.6

The intrinsic value for options exercised during the six months ended July 3, 2021 was $2 million. The total fair value of options vested during the six months ended July 3, 2021 was $3 million.

Cash-settled awards
The Company also has cash-settled share-based compensation awards, including cash-settled stock appreciation rights, cash-settled restricted stock units and cash-settled performance stock units, which are expensed over the vesting period of the related award, which is up to 4 years. Compensation cost is calculated at the fair value on grant date multiplied by the number of share-equivalents granted. The fair value is remeasured at the end of each reporting period based on the Company’s stock price, with remeasurements reflected as an adjustment to compensation expense in the Consolidated Statements of Operations. Cash settlement is based on the fair value of share equivalents at the time of vesting, which was $9 million and $5 million for the six months ended July 3, 2021 and June 27, 2020, respectively. Share-equivalents issued under these programs totaled 9,262 and 16,194 during the six months ended July 3, 2021 and June 27, 2020, respectively.

Employee Stock Purchase Plan
In May 2020, the Company’s stockholders approved the Zebra Technologies Corporation 2020 Employee Stock Purchase Plan (“2020 ESPP”), which supersedes the 2011 Employee Stock Purchase Plan (“2011 ESPP”) and became effective on July 1, 2020. Like the 2011 ESPP, the 2020 ESPP permits eligible employees to purchase Company Class A Common Stock at 95% of the fair market value at the date of purchase. Employees may make purchases by cash or payroll deductions up to certain limits. The aggregate number of shares that may be purchased under the 2020 ESPP is 1,500,000 shares. As of July 3, 2021, 1,461,757 shares remained available for future purchase.

Note 13 Income Taxes

The Company’s effective tax rate for the three and six months ended July 3, 2021 was 8.0% and 13.0%, respectively, compared to 2.9% and 8.3%, respectively, for the comparable periods ended June 27, 2020. In both the current and prior year periods, the variance from the 21% federal statutory rate was attributable to the benefits of share-based compensation deductions, lower tax rates on foreign earnings, and U.S. tax credits. The three and six month periods ended July 3, 2021 benefited from the remeasurement of deferred tax assets associated with the enactment of a corporate tax rate increase in the U.K. during the second quarter of 2021.

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

The Company earns a significant amount of its operating income outside of the U.S that is taxed at rates different than the U.S. federal statutory rate. The Company’s principal foreign jurisdictions that provide sources of operating income are the U.K. and Singapore. During the second quarter of 2021, the U.K. government enacted a change in law that increases the corporate tax rate from 19% to 25%, with such rate change becoming effective in April 2023. Upon enactment, we remeasured our deferred tax assets to reflect the 25% statutory rate to the extent such tax benefits are expected to be realized in the future at the amended statutory rate. In addition, the Company has received an incentivized tax rate from the Singapore Economic Development Board, which reduces the income tax rate in that jurisdiction effective for calendar years 2019 to 2023. The Company has committed to making additional investments in Singapore over the period 2019 to 2022. However, should the Company not make these investments in accordance with the agreement, any incentive benefit would have to be repaid to the Singapore tax authorities.

The Company is not permanently reinvested with respect to its U.S. directly-owned foreign subsidiaries. The Company is subject to U.S. income tax on substantially all foreign earnings under the Global Intangible Low-Taxed Income provisions of the Tax Cuts and Jobs Act (the “Act”), while any remaining foreign earnings are eligible for a dividends received deduction under the Act. As a result, future repatriation of earnings will not be subject to U.S. federal income tax but may be subject to currency translation gains or losses. Where required, the Company has recorded a deferred tax liability for foreign withholding taxes on current earnings. Additionally, gains and losses on any future taxable dispositions of U.S.-owned foreign affiliates continue to be subject to U.S. income tax.

Management evaluates all jurisdictions based on historical pre-tax earnings and taxable income to determine the need for valuation allowances on a quarterly basis. Based on this analysis, a valuation allowance has been recorded for any jurisdictions where, in the Company’s judgment, tax benefits are not expected to be realized. There were no changes to our valuation allowance during the three and six months ended July 3, 2021.

Uncertain Tax Positions
The Company is currently undergoing U.S. federal income tax audits for tax years 2017 and 2018. Additionally, fiscal years 2004 through 2018 remain open to examination by multiple foreign and U.S. state taxing jurisdictions. As of July 3, 2021, no significant uncertain tax positions are expected to be settled within the next twelve months. Due to uncertainties in any tax audit or litigation outcome, the Company’s estimates of the ultimate settlements of uncertain tax positions may change and the actual tax benefits may differ significantly from estimates.

Note 14 Earnings Per Share

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

Earnings per share (in millions, except share data):

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Basic:
Net income	$219	$100	$447	$189
Weighted-average shares outstanding	53,449,143	53,188,486	53,460,495	53,533,116
Basic earnings per share	$4.10	$1.87	$8.36	$3.53

Diluted:
Net income	$219	$100	$447	$189
Weighted-average shares outstanding	53,449,143	53,188,486	53,460,495	53,533,116
Dilutive shares	459,152	487,244	469,608	522,208
Diluted weighted-average shares outstanding	53,908,295	53,675,730	53,930,103	54,055,324
Diluted earnings per share	$4.07	$1.85	$8.29	$3.49

Anti-dilutive options to purchase common shares are excluded from diluted earnings per share calculations. No shares were anti-dilutive for the three and six months ended July 3, 2021. 108,950 and 89,091 shares were anti-dilutive for the three and six months ended June 27, 2020, respectively.

Note 15 Accumulated Other Comprehensive Income (Loss)

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

The components of AOCI for the six months ended July 3, 2021 and June 27, 2020 are as follows (in millions):

	Unrealized gain (loss) on sales hedging	Foreign currency translation adjustments	Total
Balance at December 31, 2019	$2	$(46)	$(44)
Other comprehensive income (loss) before reclassifications	7	(8)	(1)
Amounts reclassified from AOCI(1)	(14)	—	(14)
Tax effect	1	—	1
Other comprehensive loss, net of tax	(6)	(8)	(14)
Balance at June 27, 2020	$(4)	$(54)	$(58)

Balance at December 31, 2020	$(28)	$(41)	$(69)
Other comprehensive income (loss) before reclassifications	23	(3)	20
Amounts reclassified from AOCI(1)	20	—	20
Tax effect	(9)	—	(9)
Other comprehensive income (loss), net of tax	34	(3)	31
Balance at July 3, 2021	$6	$(44)	$(38)

(1) See Note 9, Derivative Instruments regarding timing of reclassifications to operating results.

Note 16 Accounts Receivable Factoring

The Company has Receivables Factoring arrangements, pursuant to which certain receivables are sold to banks without recourse in exchange for cash. Transactions under the Receivables Factoring arrangements are accounted for as sales under ASC 860, Transfers and Servicing of Financial Assets, with the sold receivables removed from the Company’s balance sheet. Under these Receivables Factoring arrangements, the Company does not maintain any beneficial interest in the receivables sold. The banks’ purchase of eligible receivables is subject to a maximum amount of uncollected receivables. The Company services the receivables on behalf of the banks, but otherwise maintains no significant continuing involvement with respect to the receivables. Sale proceeds that are representative of the fair value of factored receivables, less a factoring fee, are reflected in Net cash provided by operating activities on the Consolidated Statements of Cash Flows, while sale proceeds in excess of the fair value of factored receivables are reflected in Net cash used in financing activities on the Consolidated Statements of Cash Flows.

In May 2021, one of the Company’s Receivables Factoring arrangements that was no longer actively utilized expired. As of July 3, 2021, the Company has two remaining active Receivables Factoring arrangements. One arrangement allows for the factoring of up to $50 million of uncollected receivables originated from the EMEA region. The second arrangement allows for the factoring of up to €150 million of uncollected receivables originated from the EMEA and Asia-Pacific regions. With respect to the second arrangement, the Company is required to maintain a portion of sales proceeds as deposits in a restricted cash account that is released to the Company as it satisfies its obligations as servicer of sold receivables, which totaled $21 million and $24 million as of July 3, 2021 and December 31, 2020, respectively, and is classified within Prepaid expenses and other current assets on the Consolidated Balance Sheets.

During the six months ended July 3, 2021 and June 27, 2020, the Company received cash proceeds of $814 million and $508 million, respectively, from the sales of accounts receivables under its factoring arrangements. As of July 3, 2021 and December 31, 2020, there were a total of $45 million and $70 million, respectively, of uncollected receivables that had been sold and removed from the Company’s Consolidated Balance Sheets.

As servicer of sold receivables, the Company had $140 million and $142 million of obligations that were not yet remitted to banks as of July 3, 2021 and December 31, 2020, respectively. These obligations are included within Accrued liabilities on the Consolidated Balance Sheets, with changes in such obligations reflected within Net cash used in financing activities on the Consolidated Statements of Cash Flows.

Fees incurred in connection with these arrangements were not significant.

Note 17 Segment Information & Geographic Data

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

Effective January 1, 2021, the retail solutions offering moved from our AIT segment into our EVM segment contemporaneous with a change in our organizational structure and management of the business. Prior period results have been revised to conform to the current segment presentation. This change does not have an impact on the Consolidated Financial Statements.

Financial information by segment is presented as follows (in millions):

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Net sales:
AIT	$421	$273	$857	$628
EVM	959	683	1,873	1,380
Total segment Net sales	1,380	956	2,730	2,008
Corporate, eliminations(1)	(3)	—	(6)	—
Total Net sales	$1,377	$956	$2,724	$2,008
Operating income:
AIT(2)	$97	$52	$206	$134
EVM(2)	183	89	376	184
Total segment operating income	280	141	582	318
Corporate, eliminations(1)	(33)	(22)	(63)	(48)
Total Operating income	$247	$119	$519	$270

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

Geographic data for Net sales is as follows (in millions):

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
North America	$707	$502	$1,380	$1,021
EMEA	464	306	954	694
Asia-Pacific	137	110	257	207
Latin America	69	38	133	86
Total Net sales	$1,377	$956	$2,724	$2,008

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Zebra Technologies Corporation and its subsidiaries (“Zebra” or the “Company”) is a global leader respected for innovative Enterprise Asset Intelligence (“EAI”) solutions in the automatic identification and data capture solutions industry. We design, manufacture, and sell a broad range of products and solutions, including cloud-based subscriptions, that capture and move data. These products and solutions include mobile computers; barcode scanners and imagers; radio frequency identification device (“RFID”) readers; specialty printers for barcode labeling and personal identification; real-time location systems (“RTLS”); related accessories and supplies, such as self-adhesive labels and other consumables; and software applications. We also provide a full range of services, including maintenance, technical support, and repair, managed and professional services. End-users of our products, solutions and services include those in the retail and e-commerce, manufacturing, transportation and logistics, healthcare, public sector, and other industries around the world.

Our customers have traditionally benefited from proven solutions that increase productivity and improve asset efficiency and utilization. The Company is poised to drive, and capitalize on, the evolution of the data capture industry into the broader EAI industry, supported by technology trends including the Internet of Things (“IoT”), ubiquitous mobility, automation, cloud computing, and the increasingly on-demand global economy. EAI solutions offer additional benefits to our customers including real-time, data-driven insights that improve operational visibility and drive workflow optimization.

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

In the first quarter of 2021, our retail solutions offering moved from our AIT segment into our EVM segment contemporaneous with a change in our organizational structure and management of the business. We have reported our results reflecting this change, including historical periods, on a comparable basis. This change does not have an impact to the Consolidated Financial Statements.

Recent Developments

COVID-19 Outbreak
The coronavirus (“COVID-19”or the “pandemic” ) has spread across the globe, with various measures, such as travel restrictions and cancellations or limitations of in-person gatherings, remaining in effect to certain degrees in several jurisdictions. We serve a diverse mix of customers; some of which, have experienced periodic declines or suspensions of their operations, whereas others have experienced increases in their business volume. While the ultimate duration of the pandemic and timing of recovery in each region remains highly uncertain, the Company’s 2021 sales and profitability have benefited from pent-up demand from customers who we believe had delayed purchases in 2020 due to the pandemic, as well as the resulting acceleration of the underlying trend to digitize and automate workflows. The negative impacts to Net sales from the pandemic, including declines in customer demand and supply chain disruptions, were most pronounced in the first half of 2020 and lessened later in 2020 as the global economic recovery took shape. We have continued to mitigate the impacts of supply chain disruptions by taking exceptional actions, including alternative modes of product delivery and fulfillment, as well as providing protective equipment for our front-line employees.

Thus far in 2021, the level of demand for certain product components has resulted in lengthened lead times and higher input costs, including freight. The Company expects these input cost increases to become more significant in future periods. These impacts may include the potential for product shortages which could negatively impact our ability to meet forecasted customer demand should suppliers of necessary parts no longer be able to provide such parts or sufficiently allocate supply among their customers, including the Company.

The federal, state, and local governments as well as foreign governments, to varying degrees, have imposed, and continue to impose, several protocols and regulations restricting the physical movement or other activities of individuals in an effort to limit the spread of COVID-19. Certain jurisdictions are currently lifting many of these restrictions; while others have become more restricted as a result of the impact of new variants of COVID-19. We implemented a number of measures in an effort to protect our employees’ health and well-being over the course of the pandemic tailored to address the local impacts, including having the majority of office workers work remotely, limiting employee travel, and withdrawing from in-person industry events. As governments continue to ease their restrictions and we continue to allow our employees to come back to work in our offices in a controlled approach, we have modified our business practices, including implementing social distancing protocols, office capacity restrictions, health screening, provision of personal protective equipment, tracking and tracing protocols, and extensively and frequently disinfecting our workspaces. Throughout the pandemic, distribution centers and repair centers have remained open at varying capacity levels to ensure continued support to our customers, many of whom provide essential goods and services to communities.

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

The situation related to the pandemic and recovery from the pandemic continues to be complex and rapidly evolving. Certain vaccines have been authorized by major regulatory bodies to help fight the infection of COVID-19, and certain other vaccines are in the late stages of development to provide such treatment. While authorized vaccines have become more widely available to the public, vaccine availability remains limited in certain regions and the timeline to sufficiently mitigate the effects of the pandemic through vaccines or other measures remains uncertain. If COVID-19 persists or worsens before vaccines or other treatments are available and can keep pace with the variants within the certain regions, there may be further external developments, such as restrictions imposed by government authorities or guidance issued by public health authorities, that are beyond our control and may impact our operating plans. Parts of our business have experienced, and may continue to experience, operational disruption and customer demand impacts. Since the onset of the pandemic, we have taken certain cost reduction actions to mitigate the impact to profitability and cash flow. Currently, we are unable to reasonably estimate the duration of the pandemic or fully ascertain its long-term impact to our business.

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

Adaptive Vision Acquisition
On May 17, 2021, the Company acquired Adaptive Vision Sp. z o.o. (“Adaptive Vision”), a provider of graphical machine vision software with applications in the manufacturing industry, as well as a provider of libraries and other offerings for machine vision developers. The operating results of Adaptive Vision are included within the EVM segment.

Fetch Robotics Acquisition
On June 30, 2021, the Company entered into a definitive agreement to acquire Fetch Robotics, Inc. (“Fetch”), a provider of autonomous mobile robots for customers in the manufacturing and warehousing markets. The transaction is subject to customary closing conditions and is expected to close in the third quarter of 2021. The acquired business will become part of the EVM segment.

Results of Operations

Consolidated Results of Operations
(amounts in millions, except percentages)

	Three Months Ended				Six Months Ended
	July 3, 2021	June 27, 2020	$ Change	% Change	July 3, 2021	June 27, 2020	$ Change	% Change
Net sales:
Tangible products	$1,192	$811	$381	47.0%	$2,345	$1,712	$633	37.0%
Services and software	185	145	40	27.6%	379	296	83	28.0%
Total Net sales	1,377	956	421	44.0%	2,724	2,008	716	35.7%
Gross profit	658	419	239	57.0%	1,313	892	421	47.2%
Gross margin	47.8%	43.8%		400 bps	48.2%	44.4%		380 bps
Operating expenses	411	300	111	37.0%	794	622	172	27.7%
Operating income	$247	$119	$128	107.6%	$519	$270	$249	92.2%

Net sales to customers by geographic region were as follows (amounts in millions, except percentages):

	Three Months Ended				Six Months Ended
	July 3, 2021	June 27, 2020	$ Change	% Change	July 3, 2021	June 27, 2020	$ Change	% Change
North America	$707	$502	$205	40.8%	$1,380	$1,021	$359	35.2%
EMEA	464	306	158	51.6%	954	694	260	37.5%
Asia-Pacific	137	110	27	24.5%	257	207	50	24.2%
Latin America	69	38	31	81.6%	133	86	47	54.7%
Total net sales	$1,377	$956	$421	44.0%	$2,724	$2,008	$716	35.7%

Operating expenses are summarized below (amounts in millions, except percentages):

	Three Months Ended				Six Months Ended
	July 3, 2021	June 27, 2020	As a % of Net sales		July 3, 2021	June 27, 2020	As a % of Net sales
			2021	2020			2021	2020
Selling and marketing	$148	$109	10.7%	11.4%	$282	$231	10.4%	11.5%
Research and development	141	98	10.2%	10.3%	281	203	10.3%	10.1%
General and administrative	92	74	6.7%	7.7%	174	148	6.4%	7.4%
Amortization of intangible assets	26	16	NM	NM	52	32	NM	NM
Acquisition and integration costs	4	1	NM	NM	5	2	NM	NM
Exit and restructuring costs	—	2	NM	NM	—	6	NM	NM
Total operating expenses	$411	$300	29.8%	31.4%	$794	$622	29.1%	31.0%

Consolidated Organic Net sales growth:

	Three Months Ended	Six Months Ended
	July 3, 2021	July 3, 2021
Reported GAAP Consolidated Net sales growth	44.0%	35.7%
Adjustments:
Impact of foreign currency translation (1)	(2.6)%	(2.2)%
Impact of acquisitions (2)	(1.6)%	(1.5)%
Consolidated Organic Net sales growth (3)	39.8%	32.0%

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

(2)For purposes of computing Organic Net sales growth, amounts directly attributable to the acquisitions of Reflexis and Adaptive Vision are excluded for twelve months following their respective acquisitions.

(3)Consolidated Organic Net sales growth is a non-GAAP financial measure. See the Non-GAAP Measures section at the end of this item.

Second quarter 2021 compared to second quarter 2020

Total Net sales increased $421 million or 44.0% compared with the prior year primarily due to broad-based customer demand to digitize and automate their businesses. Net sales growth across both of our segments and all regions included pent-up demand from customers who we believe had delayed purchases in fiscal 2020 due to the COVID-19 pandemic. EVM Net sales growth was 40.4% and AIT Net sales growth was 54.2% compared to the prior year. Excluding the effects of acquisitions and favorable currency changes, the increase in Consolidated Organic Net sales was 39.8%.

Gross margin increased to 47.8% for the current quarter compared to 43.8% for the prior year. Gross margins were higher than the prior year primarily due to favorable business mix and volume leverage, partial recovery of Chinese import tariffs in the current year, higher support service margins, favorable currency changes, the mitigation of Chinese import tariffs as of the fourth quarter of 2020, and contributions from our recent higher margin EVM acquisitions. These benefits were partially offset by higher premium freight costs.

Operating expenses for the quarter ended July 3, 2021 and June 27, 2020, were $411 million and $300 million, or 29.8% and 31.4% of Net sales, respectively. The increase in Operating expenses over the prior year was primarily due to higher employee compensation costs associated with higher incentive-based compensation related to improved financial performance in the current year, as well as prior year temporary salary reductions that began late in the second quarter; the inclusion of operating expenses and amortization of intangible assets associated with recently acquired businesses; and increased investment in research and development program projects, principally within our EVM segment. The prior year included costs associated with our 2019 Productivity Plan, the COVID-19 pandemic such as personal protective equipment, and the diversification of the Company’s product sourcing footprint.

Operating income increased 107.6% to $247 million for the current quarter compared to $119 million for the prior year. The increase was due to higher Net sales and Gross profit, which were partially offset by higher Operating expenses.

Net income increased 119% compared to the prior year due to higher Operating income and favorability in Other expenses, net, partially offset by higher income tax expense detailed as follows:

•Other expenses, net was $9 million in the current year compared to $16 million in the prior year primarily due to lower foreign exchange losses and lower interest expense in the current year. The current year interest expense benefited from lower interest rates and average outstanding debt levels, as well as lower interest rate swaps losses compared to the prior year. The prior year included a $7 million investment gain.

•The Company’s effective income tax rate for the three months ended July 3, 2021 and June 27, 2020 was 8.0% and 2.9%, respectively. The Company’s effective tax rate was higher in the current year compared to the prior year primarily due to increased income in jurisdictions with higher tax rates, partially offset by higher share-based compensation deductions and the benefit of the enacted U.K. corporate tax rate increase from 19% to 25% on the Company’s deferred tax assets.

Diluted earnings per share increased to $4.07 as compared to $1.85 in the prior year primarily due to higher Net income.

Year to date 2021 compared to Year to date 2020

Total Net Sales increased $716 million or 35.7% compared with the prior year primarily due to broad-based customer demand to digitize and automate their businesses. Net sales growth across both of our segments and all regions included pent-up demand from customers who we believe had delayed purchases in fiscal 2020 due to the COVID-19 pandemic. Net sales for the prior year included the negative impacts of supply chain disruptions within our EVM segment resulting from the temporary closure of a key distribution center supplying the Americas late in the first quarter. EVM Net sales growth was 35.7% and AIT Net sales growth was 36.5% compared to the prior year. Excluding the effects of acquisitions and favorable currency changes, the increase in Consolidated Organic Net sales was 32.0%.

Gross margin increased to 48.2% for the current year compared to 44.4% for the prior year. Gross margins were higher than the prior year primarily due to favorable business mix and volume leverage, partial recovery of Chinese import tariffs in the current year, higher support service margins, favorable currency changes, the mitigation of Chinese import tariffs as of the fourth quarter of 2020, and contributions from our recent higher margin EVM acquisitions. These benefits were partially offset by higher premium freight costs.

Operating expenses for the period ended July 3, 2021 and June 27, 2020, were $794 million and $622 million, or 29.1% and 31.0% of Net sales, respectively. The increase in Operating expenses over the prior year was primarily due to higher employee incentive-based compensation associated with improved financial performance in the current year; the inclusion of operating expenses and amortization of intangible assets associated with recently acquired businesses; and increased investment in research and development program projects, principally within our EVM segment. These increases were partially offset by lower travel spending in the current year, as well as the prior year including costs associated with our 2019 Productivity Plan, the diversification of the Company’s product sourcing footprint, and the COVID-19 pandemic, such as personal protective equipment.

Operating income increased 92.2% to $519 million for the current year compared to $270 million for the prior year. The increase was due to higher Net sales and Gross profit, which were partially offset by higher Operating expenses.

Net income increased 137% compared to the prior year due to higher Operating income and favorability in Other expenses, net, partially offset by higher income tax expense detailed as follows:

•Other expenses, net was $5 million in the current year compared to $64 million in the prior year. The current year interest expense benefited from a $5 million gain on interest rate swaps compared to a $42 million loss in the prior year, lower interest rates and lower average outstanding debt levels. The prior year included a $7 million investment gain.

•The Company’s effective income tax rate for the six months ended July 3, 2021 and June 27, 2020 was 13.0% and 8.3%, respectively. The increase in the effective tax rate compared to the prior year was primarily due to an increase in income in jurisdictions with higher tax rates, partly offset by higher share-based compensation deductions, the benefit of the enacted U.K. corporate tax rate increase from 19% to 25% on the Company’s deferred tax assets, and other discrete items.

Diluted earnings per share increased to $8.29 as compared to $3.49 in the prior year primarily due to higher Net income.

Results of Operations by Segment

The following commentary should be read in conjunction with the financial results of each operating business segment as detailed in Note 17, Segment Information & Geographic Data in the Notes to Consolidated Financial Statements. To the extent applicable, segment results exclude purchase accounting adjustments, amortization of intangible assets, acquisition and integration costs, impairment of goodwill and other intangibles, exit and restructuring costs, and product sourcing diversification costs.

Asset Intelligence & Tracking Segment (“AIT”)
(in millions, except percentages)

	Three Months Ended				Six Months Ended
	July 3, 2021	June 27, 2020	$ Change	% Change	July 3, 2021	June 27, 2020	$ Change	% Change
Net sales:
Tangible products	$393	$251	$142	56.6%	$803	$584	$219	37.5%
Services and software	28	22	6	27.3%	54	44	10	22.7%
Total Net sales	421	273	148	54.2%	857	628	229	36.5%
Gross profit	201	125	76	60.8%	411	296	115	38.9%
Gross margin	47.7%	45.8%		190 bps	48.0%	47.1%		90 bps
Operating expenses	104	73	31	42.5%	205	162	43	26.5%
Operating income	$97	$52	$45	86.5%	$206	$134	$72	53.7%

AIT Organic Net sales growth:

	Three Months Ended	Six Months Ended
	July 3, 2021	July 3, 2021
AIT Reported GAAP Net sales growth	54.2%	36.5%
Adjustments:
Impact of foreign currency translation (1)	(3.0)%	(2.1)%
AIT Organic Net sales growth (2)	51.2%	34.4%

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

Second quarter 2021 compared to second quarter 2020

Total Net sales for AIT increased $148 million or 54.2% compared to the prior year primarily due to higher sales of printing products and supplies reflecting broad-based customer demand across all regions, inclusive of pent-up demand from customers who we believe had delayed purchases in fiscal 2020 due to the COVID-19 pandemic, as well as favorable currency changes. Excluding the impact of foreign currency changes, AIT Organic Net sales growth was 51.2%.

Gross margin increased to 47.7% for the current quarter compared to 45.8% for the prior year, primarily due to favorable business mix and volume leverage, partial recovery of Chinese import tariffs in the current year, favorable currency changes, and the mitigation of Chinese import tariffs as of the fourth quarter of 2020. These benefits were partially offset by higher premium freight costs.

Operating income increased 86.5% in the current quarter compared to the prior year period. The increase was due to higher Net sales and Gross profit, which were partially offset by higher Operating expenses.

Year to date 2021 compared to Year to date 2020

Total Net sales for AIT increased $229 million or 36.5% compared to the prior year primarily due to higher sales of printing products and supplies reflecting broad-based customer demand across all regions, inclusive of pent-up demand from customers who we believe had delayed purchases in fiscal 2020 due to the COVID-19 pandemic, as well as favorable currency changes. Excluding the impact of foreign currency changes, AIT Organic Net sales growth was 34.4%.

Gross margin increased to 48.0% for the current year compared to 47.1% for the prior year, primarily due to favorable business mix and volume leverage, partial recovery of Chinese import tariffs in the current year, favorable currency changes, and the mitigation of Chinese import tariffs as of the fourth quarter of 2020. These benefits were partially offset by higher premium freight costs.

Operating income increased 53.7% in the current year compared to the prior year. The increase was due to higher Net sales and Gross profit, which were partially offset by higher Operating expenses.

Enterprise Visibility & Mobility Segment (“EVM”)
(in millions, except percentages)

	Three Months Ended				Six Months Ended
	July 3, 2021	June 27, 2020	$ Change	% Change	July 3, 2021	June 27, 2020	$ Change	% Change
Net sales:
Tangible products	$799	$560	$239	42.7%	$1,542	$1,128	$414	36.7%
Services and software	160	123	37	30.1%	331	252	79	31.3%
Total Net sales	959	683	276	40.4%	1,873	1,380	493	35.7%
Gross profit	460	296	164	55.4%	908	599	309	51.6%
Gross margin	48.0%	43.3%		470 bps	48.5%	43.4%		510 bps
Operating expenses	277	207	70	33.8%	532	415	117	28.2%
Operating income	$183	$89	$94	105.6%	$376	$184	$192	104.3%

EVM Organic Net sales growth:

	Three Months Ended	Six Months Ended
	July 3, 2021	July 3, 2021
EVM Reported GAAP Net sales growth	40.4%	35.7%
Adjustments:
Impact of foreign currency translation (1)	(2.7)%	(2.2)%
Impact of acquisitions (2)	(2.6)%	(2.6)%
EVM Organic Net sales growth (3)	35.1%	30.9%

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

(2)For purposes of computing EVM Organic Net sales growth, amounts directly attributable to the acquisitions of Reflexis and Adaptive Vision are excluded for twelve months following their respective acquisitions.

(3)EVM Organic Net sales growth is a non-GAAP financial measure. See the Non-GAAP Measures section at the end of this item.

Second quarter 2021 compared to second quarter 2020

Total Net sales for EVM increased $276 million or 40.4% compared to the prior year primarily due to higher sales of mobile computing and data capture products, as well as support services reflecting broad-based customer demand across all regions, inclusive of pent-up demand from customers who we believe had delayed purchases in fiscal 2020 due to the COVID-19 pandemic. In addition, our recent acquisitions contributed to the growth of Services and software Net sales in the current year. Excluding the impacts of acquisitions and favorable foreign currency changes, EVM Organic Net sales growth was 35.1%.

Gross margin increased to 48.0% in the current quarter compared to 43.3% in the prior year, primarily due to favorable business mix and volume leverage, partial recovery of Chinese import tariffs in the current year, higher support service margins, favorable currency changes, contributions from our higher margin acquisitions, and the mitigation of Chinese import tariffs as of the fourth quarter of 2020. These benefits were partially offset by higher premium freight costs.

Operating income for the current quarter increased 105.6% compared to the prior year period. The increase was due to higher Net sales and Gross profit, which were partially offset by higher Operating expenses.

Year to date 2021 compared to Year to date 2020

Total Net sales for EVM increased $493 million or 35.7% compared to the prior year primarily due to higher sales of mobile computing and data capture products, as well as support services reflecting broad-based customer demand across all regions, inclusive of pent-up demand from customers who we believe had delayed purchases in fiscal 2020 due to the COVID-19 pandemic. In addition, our recent acquisitions contributed to the growth of Services and software Net sales in the current year. Net Sales for the prior year included the negative impacts of supply chain disruptions that primarily impacted our North America mobile computing business late in the first quarter. Excluding the impacts of acquisitions and favorable foreign currency changes, EVM Organic Net Sales growth was 30.9%.

Gross margin increased to 48.5% in the current year compared to 43.4% in the prior year, primarily due to favorable business mix and volume leverage, partial recovery of Chinese import tariffs in the current year, higher support service margins, favorable currency changes, contributions from our higher margin acquisitions, and the mitigation of Chinese import tariffs as of the fourth quarter of 2020. These benefits were partially offset by higher premium freight costs.

Operating income for the current year increased 104.3% compared to the prior year period. The increase was due to higher Net sales and Gross profit, which were partially offset by higher Operating expenses.

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

	Six Months Ended
Cash flows provided by (used in):	July 3, 2021	June 27, 2020	$ Change
Operating activities	$539	$355	$184
Investing activities	(59)	(65)	6
Financing activities	(329)	(233)	(96)
Effect of exchange rates on cash balances	(4)	(1)	(3)
Net increase in cash and cash equivalents, including restricted cash	$147	$56	$91

The change in our cash and cash equivalents balance during the six months ended July 3, 2021 compared to the prior year period is reflective of the following:

•The increase in cash provided by operating activities compared to the prior year was primarily attributed to higher operating profitability, lower inventory levels, favorable timing of vendor payments compared to the prior year and lower employee incentive compensation payments. These benefits were partially offset by less favorable accounts receivable collection timing, due in part to reduced benefits from our accounts receivable factoring programs, as well as higher payments of income taxes.

•The decrease in cash used in investing activities was primarily due to lower purchases of long-term investments and property, plant and equipment compared to the prior year, partly offset by cash paid for the acquisition of Adaptive

Vision.

•The increase in cash used in financing activities compared to the prior year was primarily due to higher net debt repayments in the current year, as well as favorable timing of unremitted cash collections from the servicing of factored receivables in the prior year, partially offset by lower share repurchases in the current year.

Company Debt
The following table shows the carrying value of the Company’s debt (in millions):

	July 3, 2021	December 31, 2020
Term Loan A	$888	$917
2020 Term Loan	—	100
Receivables Financing Facilities	108	235
Total debt	$996	$1,252
Less: Debt issuance costs	(3)	(5)
Less: Unamortized discounts	(2)	(2)
Less: Current portion of debt	(47)	(364)
Total long-term debt	$944	$881

Term Loan A
The principal on Term Loan A is due in quarterly installments, with the next quarterly installment due in March 2022 and the majority due upon the August 9, 2024 maturity date. The Company may make prepayments, in whole or in part, without premium or penalty, and would be required to prepay certain outstanding amounts in the event of certain circumstances or transactions. As of July 3, 2021, the Term Loan A interest rate was 1.35%. Interest payments are made monthly and are subject to variable rates plus an applicable margin.

2020 Term Loan
In September 2020, the Company entered into a new $200 million term loan (“2020 Term Loan”), with the proceeds used to partly fund the acquisition of Reflexis. The Company repaid $100 million of principal in the fourth quarter of 2020 and repaid the remaining $100 million of principal in the first quarter of 2021.

Receivables Financing Facilities
The Company has two Receivables Financing Facilities with financial institutions that have a combined total borrowing limit of up to $280 million. As collateral, the Company pledges perfected first-priority security interests in its U.S. domestically originated accounts receivable. The Company has accounted for transactions under its Receivables Financing Facilities as secured borrowings. The Company’s first Receivables Financing Facility allows for borrowings of up to $180 million and matures on March 19, 2024. The Company’s second Receivable Financing Facility allows for borrowings of up to $100 million and matures on May 16, 2022. During the first half of 2021, the Company amended each of these facilities to extend the respective maturities, but otherwise did not substantially change the terms of the facilities.

As of July 3, 2021, the Company’s Consolidated Balance Sheets included $548 million of receivables that were pledged under the two Receivables Financing Facilities. As of July 3, 2021, $108 million had been borrowed, of which $22 million was classified as current. Borrowings under the Receivables Financing Facilities bear interest at a variable rate plus an applicable margin. As of July 3, 2021, the Receivables Financing Facilities had an average interest rate of 0.97%. Interest is paid on these borrowings on a monthly basis.

Revolving Credit Facility
The Company has a Revolving Credit Facility that is available for working capital and other general business purposes, including letters of credit. As of July 3, 2021, the Company had letters of credit totaling $5 million, which reduced funds available for borrowings under the Revolving Credit Facility from $1 billion to $995 million. No borrowings were outstanding under the Revolving Credit Facility as of July 3, 2021. Upon borrowing, interest payments are made monthly and are subject to variable rates plus an applicable margin. The Revolving Credit Facility matures on August 9, 2024.

Uncommitted Short-Term Credit Facility
The Company also entered into an uncommitted short-term credit facility (“Uncommitted Facility”) in August 2020. The Uncommitted Facility matures on August 26, 2021 and allows for borrowings of up to $20 million. Each borrowing must be repaid within 90 days, or earlier if the facility matures beforehand, and bears interest at a variable rate plus an applicable margin. Along with the Company’s Revolving Credit Facility, the Uncommitted Facility is available for working capital and other general business purposes. As of July 3, 2021, the Company had no outstanding borrowings under the Uncommitted Facility.

See Note 10, Long-Term Debt in the Notes to Consolidated Financial Statements for further details related to the Company’s debt instruments.

Receivables Factoring
The Company has Receivables Factoring arrangements, pursuant to which certain receivables are sold to banks without recourse in exchange for cash. Transactions under the Receivables Factoring arrangements are accounted for as sales under Accounting Standards Codifications 860, Transfers and Servicing of Financial Assets, with the sold receivables removed from the Company’s balance sheet. Under these Receivables Factoring arrangements, the Company does not maintain any beneficial interest in the receivables sold. The banks’ purchase of eligible receivables is subject to a maximum amount of uncollected receivables. The Company services the receivables on behalf of the banks, but otherwise maintains no significant continuing involvement with respect to the receivables. Sale proceeds that are representative of the fair value of factored receivables, less a factoring fee, are reflected in Net cash provided by operating activities on the Consolidated Statements of Cash Flows, while sale proceeds in excess of the fair value of factored receivables are reflected in Net cash used in financing activities on the Consolidated Statements of Cash Flows.

In May 2021, one of the Company’s Receivables Factoring arrangements that was no longer actively utilized expired. As of July 3, 2021, the Company has two remaining active Receivables Factoring arrangements. One arrangement allows for the factoring of up to $50 million of uncollected receivables originated from the EMEA region. The second arrangement allows for the factoring of up to €150 million of uncollected receivables originated from the EMEA and Asia-Pacific regions.

As of July 3, 2021 and December 31, 2020 there were a total of $45 million and $70 million, respectively, of uncollected receivables that had been sold and removed from the Company’s Consolidated Balance Sheets.

As servicer of sold receivables, the Company had $140 million and $142 million of obligations that were not yet remitted to banks as of July 3, 2021 and December 31, 2020, respectively. These obligations are included within Accrued liabilities on the Consolidated Balance Sheets, with changes in such obligations reflected within Net cash used in financing activities on the Consolidated Statements of Cash Flows.

See Note 16, Accounts Receivable Factoring in the Notes to Consolidated Financial Statements for further details.

Share Repurchases
On July 30, 2019, the Company announced that its Board of Directors authorized a share repurchase program for up to an aggregate amount of $1 billion of its outstanding shares of common stock. The share repurchase program does not have a stated expiration date.  The level of the Company’s repurchases depends on a number of factors, including its financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors its management may deem relevant. The timing, volume, and nature of repurchases are subject to market conditions, applicable securities laws and other factors and may be amended, suspended or discontinued at any time. Repurchases may be effected from time to time through open market purchases, including pursuant to a pre-set trading plan meeting the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934. During the second quarter of 2021, the Company repurchased 52,289 shares of common stock for $25 million. The Company’s share repurchases during the first quarter of 2021 were not significant. Comparatively, the Company repurchased 948,740 shares of common stock for $200 million during the first six months of 2020. As of July 3, 2021, the Company has cumulatively repurchased 1,239,015 shares of common stock for $272 million under the plan, resulting in a remaining amount of share repurchases authorized under the plan of $728 million.

Significant Customers

The Company has three customers, who are distributors of the Company’s products and solutions, that individually accounted for more than 10% of total Company Net sales for the periods presented. In the aggregate, the approximate percentage of our segment and Company total Net sales was as follows:

	Six Months Ended
	July 3, 2021			June 27, 2020
	AIT	EVM	Total	AIT	EVM	Total
Significant customers as a % of sales	17.5%	34.2%	51.7%	15.7%	36.5%	52.2%

These customers accounted for 54.8% of accounts receivable as of July 3, 2021. No other customer accounted for more than 10% of total Net sales during the periods ended July 3, 2021 and June 27, 2020, or more than 10% of total outstanding accounts receivables as of July 3, 2021.

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
There were no material changes in the Company’s market risk during the quarter ended July 3, 2021. For additional information on market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in the Annual Report on Form 10-K for the year ended December 31, 2020.

Item 4.	Controls and Procedures

Management’s Report on Disclosure Controls

Our management is responsible for establishing and maintaining adequate disclosure controls as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management assessed the effectiveness of our disclosure controls as of July 3, 2021. Based on this assessment and those criteria, our management believes that, as of July 3, 2021, our disclosure controls were effective.

Changes in Internal Controls over Financial Reporting
During the quarter ended July 3, 2021, there have been no changes in our internal controls that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
In addition to the other information included in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2020, and the factors identified under “Safe Harbor” in Part I, Item 2 of this Quarterly Report on Form 10-Q, which could materially affect our business, financial condition, cash flows, or results of operations. The risks described in the Annual Report are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently considers immaterial also may materially adversely affect its business, financial condition, and/or operating results. There have been no material changes to the risk factors included in our Annual Report for the year ended December 31, 2020, other than as described below.

Our future operating results depend on our ability to purchase a sufficient amount of materials, parts, and components, as well as services and software to meet the demands of customers. We source some of our components from sole source suppliers. Any disruption to our suppliers or significant increase in the price of supplies, inclusive of costs to transport, could have a negative impact on our results of operations. Our ability to meet customers’ demands depends, in part, on our ability to obtain in a timely manner an adequate delivery of quality materials, parts, and components, as well as services and software from our suppliers. In addition, certain supplies are available only from a single source or limited sources and we may not be able to diversify sources in a timely manner. If demand for our products, solutions or services increases from our current expectations or if suppliers are unable or unwilling to meet our demand for other reasons, including as a result of natural disasters, public health issues, severe weather conditions, or financial issues, we could experience an interruption in supplies or a significant increase in the price of supplies that could have a negative impact on our business. We have experienced shortages in the past that have negatively impacted our results of operations and may experience such shortages in the future. In addition, such volatility in customer demand, product availability, and costs to transport products, may result in increased operating input costs. Credit constraints at our suppliers could cause us to accelerate payment of accounts payable by us, impacting our cash flow.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information with respect to repurchases of the Company’s common stock for the three months ended July 3, 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (1)
April 4, 2021 - May 1, 2021	—	$—	—	$753
May 2, 2021 - May 29, 2021	52,289	478.11	52,289	728
May 30, 2021 - July 3, 2021	—	—	—	728
Total	52,289	$478.11	52,289	$728

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

Item 6.	Exhibits

10.1	Form of 2021 performance-vested restricted stock unit agreement for employees other than the CEO

10.2	Form of 2021 time-restricted stock unit agreement for employees other than the CEO

10.3	Form of 2021 stock settled stock appreciate rights agreement for employees other than the CEO

10.4	Form of 2021 performance-vested restricted stock unit agreement for CEO

10.5	Form of 2021 time-vested restricted stock unit agreement for CEO

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from Zebra Technologies Corporation Quarterly Report on Form 10-Q, for the quarter ended July 3, 2021, formatted in Inline XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements. The instance document does not appear in the interactive data file because Inline XBRL tags are embedded in the iXBRL document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2021, formatted in Inline XBRL (included in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZEBRA TECHNOLOGIES CORPORATION

Date: August 3, 2021	By:	/s/ Anders Gustafsson
Anders Gustafsson
Chief Executive Officer

Date: August 3, 2021	By:	/s/ Nathan Winters
Nathan Winters
Chief Financial Officer