Form 10-Q
period 2021-10-02
ZEBRA TECHNOLOGIES CORP
filed 2021-11-02
CIK 877212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒
As of October 26, 2021, there were 53,441,491 shares of Class A Common Stock, $.01 par value, outstanding.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
QUARTER ENDED OCTOBER 2, 2021

PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements
ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	October 2, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$307	$168
Accounts receivable, net of allowances for doubtful accounts of $1 million as of October 2, 2021 and December 31, 2020, respectively	613	508
Inventories, net	438	511
Current income taxes	72	16
Prepaid expenses and other current assets	94	70
Total Current assets	1,524	1,273
Property, plant and equipment, net	274	274
Right-of-use lease assets	130	135
Goodwill	3,194	2,988
Other intangibles, net	456	402
Deferred income taxes	106	139
Other long-term assets	181	164
Total Assets	$5,865	$5,375
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$51	$364
Accounts payable	609	601
Accrued liabilities	550	559
Deferred revenue	363	308
Income taxes payable	8	19
Total Current liabilities	1,581	1,851
Long-term debt	940	881
Long-term lease liabilities	120	129
Long-term deferred revenue	318	273
Other long-term liabilities	90	97
Total Liabilities	3,049	3,231
Stockholders’ Equity:
Preferred stock, $.01 par value; authorized 10,000,000 shares; none issued	—	—
Class A common stock, $.01 par value; authorized 150,000,000 shares; issued 72,151,857 shares	1	1
Additional paid-in capital	447	395
Treasury stock at cost, 18,697,788 and 18,689,775 shares as of October 2, 2021 and December 31, 2020, respectively	(986)	(919)
Retained earnings	3,382	2,736
Accumulated other comprehensive loss	(28)	(69)
Total Stockholders’ Equity	2,816	2,144
Total Liabilities and Stockholders’ Equity	$5,865	$5,375
See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Net sales:
Tangible products	$1,240	$972	$3,585	$2,684
Services and software	196	160	575	456
Total Net sales	1,436	1,132	4,160	3,140
Cost of sales:
Tangible products	687	543	1,896	1,480
Services and software	103	96	305	275
Total Cost of sales	790	639	2,201	1,755
Gross profit	646	493	1,959	1,385
Operating expenses:
Selling and marketing	148	119	430	350
Research and development	141	113	422	316
General and administrative	85	71	259	219
Amortization of intangible assets	29	20	81	52
Acquisition and integration costs	6	19	11	21
Exit and restructuring costs	—	1	—	7
Total Operating expenses	409	343	1,203	965
Operating income	237	150	756	420
Other expenses:
Foreign exchange loss	(4)	(3)	(3)	(15)
Interest expense, net	(5)	(10)	(10)	(69)
Other (expense) income, net	—	1	(1)	8
Total Other expenses, net	(9)	(12)	(14)	(76)
Income before income tax	228	138	742	344
Income tax expense	29	22	96	39
Net income	$199	$116	$646	$305
Basic earnings per share	$3.72	$2.18	$12.08	$5.70
Diluted earnings per share	$3.69	$2.16	$11.98	$5.65
See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Net income	$199	$116	$646	$305
Other comprehensive income (loss), net of tax:
Changes in unrealized gains (losses) on anticipated sales hedging transactions	12	(8)	46	(14)
Foreign currency translation adjustment	(2)	4	(5)	(4)
Comprehensive income	$209	$112	$687	$287
See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except share data)
(Unaudited)

	Class A Common Stock Shares	Class A Common Stock Value	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2020	53,462,082	$1	$395	$(919)	$2,736	$(69)	$2,144
Issuances of treasury shares related to share-based compensation plans, net of forfeitures	48,584	—	(6)	—	—	—	(6)
Shares withheld to fund withholding tax obligations related to share-based compensation plans	(400)	—	—	—	—	—	—
Share-based compensation	—	—	16	—	—	—	16
Repurchases of common stock	(100)	—	—	—	—	—	—
Net income	—	—	—	—	228	—	228
Changes in unrealized gains and losses on anticipated sales hedging transactions (net of income taxes)	—	—	—	—	—	32	32
Foreign currency translation adjustment	—	—	—	—	—	(3)	(3)
Balance at April 3, 2021	53,510,166	$1	$405	$(919)	$2,964	$(40)	$2,411
Issuances of treasury shares related to share-based compensation plans, net of forfeitures	27,226	—	—	—	—	—	—
Shares withheld to fund withholding tax obligations related to share-based compensation plans	(81,810)	—	—	(40)	—	—	(40)
Share-based compensation	—	—	22	—	—	—	22
Repurchases of common stock	(52,289)	—	—	(25)	—	—	(25)
Net income	—	—	—	—	219	—	219
Changes in unrealized gains and losses on anticipated sales hedging transactions (net of income taxes)	—	—	—	—	—	2	2
Balance at July 3, 2021	53,403,293	$1	$427	$(984)	$3,183	$(38)	$2,589
Issuances of treasury shares related to share-based compensation plans, net of forfeitures	52,369	—	—	(1)	—	—	(1)
Shares withheld to fund withholding tax obligations related to share-based compensation plans	(1,593)	—	—	(1)	—	—	(1)
Share-based compensation	—	—	20	—	—	—	20
Net income	—	—	—	—	199	—	199
Changes in unrealized gains and losses on anticipated sales hedging transactions (net of income taxes)	—	—	—	—	—	12	12
Foreign currency translation adjustment	—	—	—	—	—	(2)	(2)
Balance at October 2, 2021	53,454,069	$1	$447	$(986)	$3,382	$(28)	$2,816

	Class A Common Stock Shares	Class A Common Stock Value	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2019	54,002,932	$1	$339	$(689)	$2,232	$(44)	$1,839
Issuances of treasury shares related to share-based compensation plans, net of forfeitures	15,792	—	—	—	—	—	—
Shares withheld to fund withholding tax obligations related to share-based compensation plans	(4,361)	—	—	(1)	—	—	(1)
Share-based compensation	—	—	7	—	—	—	7
Repurchases of common stock	(948,740)	—	—	(200)	—	—	(200)
Net income	—	—	—	—	89	—	89
Changes in unrealized gains and losses on anticipated sales hedging transactions (net of income taxes)	—	—	—	—	—	2	2
Foreign currency translation adjustment	—	—	—	—	—	(9)	(9)
Balance at March 28, 2020	53,065,623	$1	$346	$(890)	$2,321	$(51)	$1,727
Issuances of treasury shares related to share-based compensation plans, net of forfeitures	399,634	—	(9)	13	—	—	4
Shares withheld to fund withholding tax obligations related to share-based compensation plans	(142,206)	—	—	(34)	—	—	(34)
Share-based compensation	—	—	13	—	—	—	13
Net income	—	—	—	—	100	—	100
Changes in unrealized gains and losses on anticipated sales hedging transactions (net of income taxes)	—	—	—	—	—	(8)	(8)
Foreign currency translation adjustment	—	—	—	—	—	1	1
Balance at June 27, 2020	53,323,051	$1	$350	$(911)	$2,421	$(58)	$1,803
Issuances of treasury shares related to share-based compensation plans, net of forfeitures	(22,960)	—	9	(6)	—	—	3
Shares withheld to fund withholding tax obligations related to share-based compensation plans	(1,629)	—	—	—	—	—	—
Share-based compensation	—	—	13	—	—	—	13
Net income	—	—	—	—	116	—	116
Changes in unrealized gains and losses on anticipated sales hedging transactions (net of income taxes)	—	—	—	—	—	(8)	(8)
Foreign currency translation adjustment	—	—	—	—	—	4	4
Balance at September 26, 2020	53,298,462	$1	$372	$(917)	$2,537	$(62)	$1,931

See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	October 2, 2021	September 26, 2020
Cash flows from operating activities:
Net income	$646	$305
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	136	103
Share-based compensation	58	33
Deferred income taxes	(6)	(2)
Unrealized (gain) loss on forward interest rate swaps	(17)	37
Other, net	1	(3)
Changes in operating assets and liabilities:
Accounts receivable, net	(107)	96
Inventories, net	75	(7)
Other assets	(25)	3
Accounts payable	(2)	(7)
Accrued liabilities	42	(40)
Deferred revenue	101	58
Income taxes	(67)	(58)
Other operating activities	1	13
Net cash provided by operating activities	836	531
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(307)	(548)
Purchases of property, plant and equipment	(38)	(49)
Proceeds from sale of long-term investments	—	6
Purchases of long-term investments	(24)	(32)
Net cash used in investing activities	(369)	(623)
Cash flows from financing activities:
Payment of debt issuance costs and discounts	—	(1)
Payments of long-term debt	(277)	(103)
Proceeds from issuance of long-term debt	21	389
Payments for repurchases of common stock	(25)	(200)
Net payments related to share-based compensation plans	(48)	(28)
Change in unremitted cash collections from servicing factored receivables	(22)	73
Other financing activities	—	1
Net cash (used in) provided by in financing activities	(351)	131
Effect of exchange rate changes on cash and cash equivalents, including restricted cash	—	(1)
Net increase in cash and cash equivalents, including restricted cash	116	38
Cash and cash equivalents, including restricted cash, at beginning of period	192	30
Cash and cash equivalents, including restricted cash, at end of period	$308	$68
Less restricted cash, included in Prepaid expenses and other current assets	(1)	(29)
Cash and cash equivalents at end of period	$307	$39
Supplemental disclosures of cash flow information:
Income taxes paid	$169	$100
Interest paid	$25	$28
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

In the opinion of the Company, these interim financial statements include all adjustments (of a normal, recurring nature) necessary to fairly present its Consolidated Balance Sheet as of October 2, 2021, the Consolidated Statements of Operations, Comprehensive Income, and Stockholders’ Equity for the three and nine months ended October 2, 2021 and September 26, 2020, and the Consolidated Statements of Cash Flows for the nine months ended October 2, 2021 and September 26, 2020. These results, however, are not necessarily indicative of the results expected for the full fiscal year ending December 31, 2021.

Effective January 1, 2021, Retail Solutions, which provides a range of physical inventory management solutions with application in the retail industry, including solutions for full store physical inventories, cycle counts and analytics, moved from our Asset Intelligence & Tracking (“AIT”) segment into our Enterprise Visibility & Mobility (“EVM”) segment contemporaneous with a change in our organizational structure and management of the business. Prior period results have been reclassified to conform to the current period’s presentation. This change does not have an impact on the Consolidated Financial Statements. See Note 16, Segment Information & Geographic Data for additional information related to each segment’s results.

Note 2 Significant Accounting Policies

Recently Issued Accounting Pronouncements Not Yet Adopted
In March 2020, the Financial Accounting Standards Board issued Accounting Standards Update 2020-04, Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). Subject to meeting certain criteria, ASU 2020-04 provides optional expedients and exceptions to applying contract modification accounting under existing generally accepted accounting principles for contracts that are modified to address the expected phase out of the London Inter-bank Offered Rate (“LIBOR”). Some of the Company’s contracts with respect to its borrowings and interest rate swap contracts already contain comparable alternative reference rates that would automatically take effect upon the phasing out of LIBOR, while for others, the Company anticipates negotiating comparable replacement rates with its counterparties. At this stage of its contract assessment, the Company does not expect ASU 2020-04 to have a material impact on its consolidated financial statements.

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

Disaggregation of Revenue
The following table presents our Net sales disaggregated by product category for each of our segments, AIT and EVM, for the three and nine months ended October 2, 2021 and September 26, 2020 (in millions):

	Three Months Ended
	October 2, 2021			September 26, 2020
Segment	Tangible Products	Services and Software	Total	Tangible Products	Services and Software	Total
AIT	$358	$28	$386	$314	$25	$339
EVM	882	168	1,050	658	137	795
Corporate, eliminations(1)	—	—	—	—	(2)	(2)
Total	$1,240	$196	$1,436	$972	$160	$1,132

	Nine Months Ended
	October 2, 2021			September 26, 2020
Segment	Tangible Products	Services and Software	Total	Tangible Products	Services and Software	Total
AIT	$1,161	$82	$1,243	$898	$69	$967
EVM	2,424	499	2,923	1,786	389	2,175
Corporate, eliminations(1)	—	(6)	(6)	—	(2)	(2)
Total	$3,585	$575	$4,160	$2,684	$456	$3,140

(1)Amounts included in Corporate, eliminations consist of purchase accounting adjustments.

In addition, refer to Note 16, Segment Information & Geographic Data for Net sales to customers by geographic region.

Performance Obligations
The Company’s remaining performance obligations primarily relate to repair and support services, as well as solutions offerings. The aggregated transaction price allocated to remaining performance obligations for arrangements with an original term exceeding one year was $1,019 million and $974 million, inclusive of deferred revenue, as of October 2, 2021 and December 31, 2020, respectively. On average, remaining performance obligations as of October 2, 2021 and December 31, 2020 are expected to be recognized over a period of approximately two years.

Contract Balances
Progress on satisfying performance obligations under contracts with customers related to billed revenues is reflected on the Consolidated Balance Sheets in Accounts receivable, net. Progress on satisfying performance obligations under contracts with customers related to unbilled revenues (“contract assets”) is reflected on the Consolidated Balance Sheets as Prepaid expenses and other current assets for revenues expected to be billed within the next twelve months, and Other long-term assets for revenues expected to be billed thereafter. The total contract asset balances were $11 million and $10 million as of October 2, 2021 and December 31, 2020, respectively. These contract assets result from timing differences between the billing and delivery schedules of products, services and software, as well as the impact from the allocation of the transaction price among performance obligations for contracts that include multiple performance obligations. Contract assets are evaluated for impairment and no impairment losses have been recognized during the three and nine months ended October 2, 2021 and September 26, 2020.

Deferred revenue on the Consolidated Balance Sheets consists of payments and billings in advance of our performance. The combined short-term and long-term deferred revenue balances were $681 million and $581 million as of October 2, 2021 and December 31, 2020, respectively. During the three and nine months ended October 2, 2021, the Company recognized $74 million and $259 million in revenue, respectively, which was previously included in the beginning balance of deferred revenue as of December 31, 2020. During the three and nine months ended September 26, 2020, the Company recognized $47 million and $204 million in revenue, respectively, which was previously included in the beginning balance of deferred revenue as of December 31, 2019.

Note 4 Inventories

The components of Inventories, net are as follows (in millions):

	October 2, 2021	December 31, 2020
Raw materials	$144	$117
Work in process	3	4
Finished goods	291	390
Total Inventories, net	$438	$511

Note 5 Business Acquisitions

Fetch
On August 9, 2021, the Company acquired Fetch Robotics, Inc. (“Fetch”), a provider of autonomous mobile robot solutions for customers who operate in the manufacturing and warehousing markets. Through its acquisition of Fetch, the Company intends to expand its automation solution offerings to customers in the manufacturing, distribution, and fulfillment industries.

The acquisition was accounted for under the acquisition method of accounting for business combinations. The total purchase consideration was $301 million, which consisted of $290 million in cash paid, net of cash on-hand, and the fair value of the Company’s existing ownership interest in Fetch of $11 million, as remeasured upon acquisition. This remeasurement resulted in a $1 million gain reflected in Other (expense) income, net on the Consolidated Statements of Operations.

The Company utilized estimated fair values as of August 9, 2021 to allocate the total purchase consideration to the identifiable assets acquired and liabilities assumed. The fair value of the net assets acquired was based on several estimates and assumptions, as well as customary valuation techniques, primarily the excess earnings method for technology and patent intangible assets. While we believe these estimates provide a reasonable basis to record the net assets acquired, the purchase price allocation is considered preliminary and subject to adjustment during the measurement period, which is up to one year from the acquisition date. The primary fair value estimates still considered preliminary as of October 2, 2021 include intangible assets and income tax-related items.

The preliminary purchase price allocation to assets acquired and liabilities assumed was as follows (in millions):

Identifiable intangible assets	$114
Right-of-use lease asset	11
Inventories	6
Other assets acquired	5
Deferred tax liabilities	(27)
Lease liability	(11)
Other liabilities assumed	(4)
Net assets acquired	$94
Goodwill on acquisition	207
Total purchase price	$301

The $207 million of goodwill, which is non-deductible for tax purposes, has been allocated to the EVM segment and principally relates to the planned geographic expansion and integration of Fetch into the Company’s manufacturing and warehouse automation offerings.

The preliminary purchase price allocation to identifiable intangible assets acquired was as follows:

	Fair Value (in millions)	Useful Life (in years)
Technology and patents	$100	7
Customer and other relationships	5	2
Trade names	9	5
Total identifiable intangible assets	$114

In connection with the acquisition of Fetch, the Company granted share-based compensation awards, principally as replacement awards for unvested Fetch stock options, in the form of stock-settled restricted stock units (“stock-settled RSUs”). A total of 40,837 stock-settled RSUs were granted, each with a grant-date fair value of $563.98. The total fair value of approximately $23 million is attributable to service to be rendered subsequent to acquisition and will generally be expensed over a 3-year service period.

The Company has not included unaudited pro forma results, as if Fetch had been acquired as of January 1, 2020, as doing so would not yield materially different results.

Adaptive Vision
On May 17, 2021, the Company acquired Adaptive Vision Sp. z o.o. (“Adaptive Vision”), a provider of graphical machine vision software with applications in the manufacturing industry, as well as a provider of libraries and other offerings for machine vision developers. The acquisition was accounted for under the acquisition method of accounting for business combinations. The Company’s cash purchase consideration of $18 million, net of cash on-hand, was primarily allocated to technology-related intangible assets of $13 million and associated deferred tax liabilities, and goodwill of $7 million. The technology-related intangible assets have an estimated useful life of eight years. While we believe these estimates provide a reasonable basis to record the net assets acquired, the purchase price allocation is considered preliminary and subject to adjustment during the measurement period, which is up to one year from the acquisition date. The goodwill, which will be non-deductible for tax purposes, has been allocated to the EVM segment and principally relates to the planned expansion of the Adaptive Vision technologies into new product offerings and markets. The Company has not included unaudited pro forma results, as if Adaptive Vision had been acquired as of January 1, 2020, as doing so would not yield materially different results.

Reflexis
During the third quarter of 2021, the Company finalized the purchase price allocation related to its September 1, 2020 acquisition of Reflexis Systems, Inc. (“Reflexis”). Before finalizing the purchase price allocation, during the second quarter of 2021, the Company recorded measurement period adjustments consisting of a $9 million increase to the trade name intangible assets and a $4 million increase to deferred tax liabilities. During the third quarter of 2021, the Company recorded its final measurement period adjustment consisting of a $2 million decrease to deferred tax liabilities. These adjustments, relating to facts and circumstances existing as of the acquisition date, resulted in a $7 million reduction of goodwill.

During the second quarter of 2021, the Company also received escrow proceeds of $1 million related to resolution of contractual items resulting from the Reflexis acquisition. These proceeds were reflected as a reduction in purchase price with a corresponding decrease of goodwill.

Acquisition and integration costs
We incurred approximately $6 million and $11 million of acquisition-related costs, primarily related to third-party transaction and advisory fees, during the three and nine months ended October 2, 2021, respectively, associated with our business acquisitions. These costs are included within Acquisition and integration costs on the Consolidated Statements of Operations.

Note 6 Goodwill and Other Intangibles

Goodwill
Changes in the net carrying value of goodwill by segment were as follows (in millions):

	AIT	EVM	Total
Goodwill as of December 31, 2020	$228	$2,760	$2,988
Retail Solutions move to EVM segment, effective January 1, 2021	(59)	59	—
Fetch acquisition	—	207	207
Adaptive Vision acquisition	—	7	7
Reflexis purchase price allocation adjustments	—	(7)	(7)
Reflexis purchase price reduction	—	(1)	(1)
Goodwill as of October 2, 2021	$169	$3,025	$3,194

Other Intangibles, net
The balances in Other Intangibles, net consisted of the following (in millions):

	As of October 2, 2021			As of December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Technology and patents	$851	$(553)	$298	$739	$(527)	$212
Customer and other relationships	624	(484)	140	620	(431)	189
Trade names	63	(45)	18	44	(43)	1
Total	$1,538	$(1,082)	$456	$1,403	$(1,001)	$402

During the three months ended October 2, 2021 and September 26, 2020, the Company recognized amortization expense of $29 million and $20 million, respectively. During the nine months ended October 2, 2021 and September 26, 2020, the Company recognized amortization expense of $81 million and $52 million, respectively.

As of October 2, 2021, estimated future intangible asset amortization expense is as follows (in millions):

2021 (remaining 3 months)	$31
2022	110
2023	64
2024	62
2025	62
Thereafter	127
Total	$456

See Note 5, Business Acquisitions for further details related to the Company’s acquisitions and purchase price allocation adjustments.

Note 7 Investments

The carrying value of the Company’s venture investments was $91 million and $77 million as of October 2, 2021 and December 31, 2020, respectively, which are included in Other long-term assets on the Consolidated Balance Sheets.

During the three and nine months ended October 2, 2021, the Company paid $7 million and $24 million for the purchases of new long-term investments, respectively. Comparatively, during the nine months ended September 26, 2020, the Company paid $32 million for the purchases of long term investments, which primarily related to the acquisition of additional shares in an existing investment in the second quarter of 2020. In connection with that additional investment, during the second quarter of 2020, the Company identified an observable price change that resulted in a $7 million gain.

Net gains and losses related to the Company’s investments are included within Other (expense) income, net on the Consolidated Statements of Operations. The Company recognized net gains of $1 million each during the three months ended October 2, 2021 and September 26, 2020, respectively. The Company recognized net gains of $1 million and $8 million during the nine months ended October 2, 2021 and September 26, 2020, respectively.

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

The Company’s financial assets and liabilities carried at fair value as of October 2, 2021, are classified below (in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange contracts (1)	$—	$22	$—	$22
Money market investments related to deferred compensation plan	35	—	—	35
Total Assets at fair value	$35	$22	$—	$57
Liabilities:
Foreign exchange contracts (1)	$1	$—	$—	$1
Forward interest rate swap contracts (2)	—	29	—	29
Liabilities related to the deferred compensation plan	35	—	—	35
Total Liabilities at fair value	$36	$29	$—	$65
The Company’s financial assets and liabilities carried at fair value as of December 31, 2020, are classified below (in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Money market investments related to deferred compensation plan	$30	$—	$—	$30
Total Assets at fair value	$30	$—	$—	$30
Liabilities:
Foreign exchange contracts (1)	$3	$34	$—	$37
Forward interest rate swap contracts (2)	—	46	—	46
Liabilities related to the deferred compensation plan	30	—	—	30
Total Liabilities at fair value	$33	$80	$—	$113

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

In accordance with ASC 815, the Company recognizes derivative instruments as either assets or liabilities on the Consolidated Balance Sheets and measures them at fair value. The following table presents the fair value of its derivative instruments (in millions):

	Asset (Liability)
		Fair Values as of
	Balance Sheet Classification	October 2, 2021	December 31, 2020
Derivative instruments designated as hedges:
Foreign exchange contracts	Prepaid expenses and other current assets	$22	$—
Foreign exchange contracts	Accrued liabilities	—	(34)
Total derivative instruments designated as hedges		$22	$(34)

Derivative instruments not designated as hedges:
Foreign exchange contracts	Accrued liabilities	$(1)	$(3)
Forward interest rate swaps	Accrued liabilities	(17)	(17)
Forward interest rate swaps	Other long-term liabilities	(12)	(29)
Total derivative instruments not designated as hedges		$(30)	$(49)
Total net derivative liability		$(8)	$(83)
The following table presents the net gains (losses) from changes in fair values of derivatives that are not designated as hedges (in millions):

	Gains (Losses) Recognized in Income
		Three Months Ended		Nine Months Ended
	Statements of Operations Classification	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Derivative instruments not designated as hedges:
Foreign exchange contracts	Foreign exchange loss	$1	$(1)	$1	$(9)
Forward interest rate swaps	Interest expense, net	(1)	(4)	4	(46)
Total gains (losses) recognized in income		$—	$(5)	$5	$(55)

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

The Company’s master netting and other similar arrangements with the respective counterparties allow for net settlement under certain conditions, which are designed to reduce credit risk by permitting net settlement with the same counterparty. We present the assets and liabilities of our derivative financial instruments, for which we have net settlement agreements in place, on a net basis on the Consolidated Balance Sheets. If the derivative financial instruments had been presented gross on the Consolidated Balance Sheets, the asset and liability positions each would have been unchanged as of October 2, 2021 and December 31, 2020.

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

The Company manages the exchange rate risk of anticipated Euro-denominated sales using forward contracts, which typically mature within twelve months of execution. The Company designates these derivative contracts as cash flow hedges. Unrealized gains and losses on these contracts are deferred in Accumulated other comprehensive income (loss) (“AOCI”) on the Consolidated Balance Sheets until the contract is settled and the hedged sale is realized. The realized gain or loss is then recorded as an adjustment to Net sales on the Consolidated Statements of Operations. Realized amounts reclassified to Net sales were $5 million of gains and $8 million of losses for the three months ended October 2, 2021 and September 26, 2020, respectively. Realized amounts reclassified to Net sales were $15 million of losses and $6 million of gains for the nine months ended October 2, 2021 and September 26, 2020, respectively. As of October 2, 2021 and December 31, 2020, the notional amounts of the Company’s foreign exchange cash flow hedges were €637 million and €585 million, respectively. The Company has reviewed its cash flow hedges for effectiveness and determined that they are highly effective.

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

	October 2, 2021		December 31, 2020
Notional balance of outstanding contracts:
British Pound/U.S. Dollar		£2		£10
Euro/U.S. Dollar		€91		€123
Euro/Czech Koruna		€17		€—
Japanese Yen/U.S. Dollar		¥—		¥354
Singapore Dollar/U.S. Dollar	S$	15	S$	12
Mexican Peso/U.S. Dollar	Mex$	85	Mex$	36
Polish Zloty/U.S. Dollar	zł	96	zł	—
Net fair value of liabilities of outstanding contracts		$1		$3

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

Note 10 Long-Term Debt

The following table shows the carrying value of the Company’s debt (in millions):

	October 2, 2021	December 31, 2020
Term Loan A	$888	$917
2020 Term Loan	—	100
Receivables Financing Facilities	108	235
Total debt	$996	$1,252
Less: Debt issuance costs	(3)	(5)
Less: Unamortized discounts	(2)	(2)
Less: Current portion of debt	(51)	(364)
Total long-term debt	$940	$881

As of October 2, 2021, the future maturities of debt are as follows (in millions):

2021	$—
2022	70
2023	81
2024	845
Total future debt maturities	$996
All borrowings as of October 2, 2021 were denominated in U.S. Dollars.
The estimated fair value of the Company’s debt approximated $1.0 billion and $1.3 billion as of October 2, 2021 and December 31, 2020, respectively. These fair value amounts, developed based on inputs classified as Level 2 within the fair value hierarchy, represent the estimated value at which the Company’s lenders could trade its debt within the financial markets and do not represent the settlement value of these liabilities to the Company. The fair value of the debt may continue to vary each period based on a number of factors, including fluctuations in market interest rates as well as changes to the Company’s credit ratings.

Term Loan A
The principal on Term Loan A is due in quarterly installments, with the next quarterly installment due in March 2022 and the majority due upon the August 9, 2024 maturity date. The Company may make prepayments, in whole or in part, without premium or penalty, and would be required to prepay certain outstanding amounts in the event of certain circumstances or transactions. As of October 2, 2021, the Term Loan A interest rate was 1.33%. Interest payments are made monthly and are subject to variable rates plus an applicable margin.

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

As of October 2, 2021, the Company’s Consolidated Balance Sheets included $605 million of receivables that were pledged under the two Receivables Financing Facilities. As of October 2, 2021, $108 million had been borrowed, of which $13 million was classified as current. Borrowings under the Receivables Financing Facilities bear interest at a variable rate plus an applicable margin. As of October 2, 2021, the Receivables Financing Facilities had an average interest rate of 0.96%. Interest is paid on these borrowings on a monthly basis.

Revolving Credit Facility
The Company has a Revolving Credit Facility that is available for working capital and other general business purposes, including letters of credit. As of October 2, 2021, the Company had letters of credit totaling $7 million, which reduced funds available for borrowings under the Revolving Credit Facility from $1 billion to $993 million. No borrowings were outstanding under the Revolving Credit Facility as of October 2, 2021. Upon borrowing, interest payments are made monthly and are subject to variable rates plus an applicable margin. The Revolving Credit Facility matures on August 9, 2024.

Uncommitted Short-Term Credit Facility
The Company had also entered into an uncommitted short-term credit facility (“Uncommitted Facility”) in August 2020 allowing for borrowings of up to $20 million. The Uncommitted Facility matured on August 26, 2021 and was not utilized by the Company.

Each of the Company’s borrowing arrangements described above include terms and conditions that limit the incurrence of additional borrowings and require that certain financial ratios be maintained at designated levels.

The Company uses interest rate swaps to manage the interest rate risk associated with its debt. See Note 9, Derivative Instruments for further information.

As of October 2, 2021, the Company was in compliance with all debt covenants.

Note 11 Commitments and Contingencies

Warranties
The following table is a summary of the Company’s accrued warranty obligations, which are included in Accrued liabilities on the Consolidated Balance Sheets (in millions):

	Nine Months Ended
	October 2, 2021	September 26, 2020
Balance at the beginning of the period	$24	$21
Warranty expense	25	22
Warranties fulfilled	(23)	(20)
Balance at the end of the period	$26	$23

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

In 2020, the Company received approval of its exclusion request of customs duties that had been paid on certain products under Section 301 of the U.S. Trade Act of 1974 from September 1, 2019 through September 1, 2020 and commenced a process to request recovery of previously assessed amounts. Recoveries are recognized when the Company has completed all regulatory filing requirements and determined that receipt of amounts is virtually certain. Recoveries totaling $12 million were recorded in the fourth quarter of 2020, of which $4 million related to our AIT segment and $8 million related to our EVM segment. During the nine months ended October 2, 2021, the Company recorded recoveries of $16 million, of which $9 million related to our AIT segment and $7 million related to our EVM segment. Recoveries during the three months ended October 2, 2021 were not significant. Both the initially incurred costs and related recoveries were included within Cost of sales for Tangible products on the Consolidated Statements of Operations. The Company believes that it has recovered substantially all of the import duties that it expects to receive on previously paid amounts. The final amounts and the timings of any additional recoveries remain uncertain and, therefore, the Company has not recorded any amounts related to potential future recoveries in its financial statements as of October 2, 2021.

Note 12 Income Taxes

The Company’s effective tax rate for the three and nine months ended October 2, 2021 was 12.7% and 12.9%, respectively, compared to 15.9% and 11.3%, respectively, for the comparable periods ended September 26, 2020. In both the current and prior year periods, the variance from the 21% federal statutory rate was attributable to the benefits of share-based compensation deductions, lower tax rates on foreign earnings, and U.S. tax credits. In addition, the three and nine months ended October 2, 2021 include the benefit of a foreign-derived intangible income deduction in the U.S. The nine month period ended October 2, 2021 also benefited from the remeasurement of deferred tax assets associated with the enactment of a corporate tax rate increase in the U.K. during the second quarter of 2021.

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

Management evaluates all jurisdictions based on historical pre-tax earnings and taxable income to determine the need for valuation allowances on a quarterly basis. Based on this analysis, a valuation allowance has been recorded for any jurisdictions where, in the Company’s judgment, tax benefits are not expected to be realized. There were no changes to our valuation allowance during the three and nine months ended October 2, 2021.

Uncertain Tax Positions
The Company is currently undergoing U.S. federal income tax audits for tax years 2017 and 2018. Additionally, fiscal years 2004 through 2018 remain open to examination by multiple foreign and U.S. state taxing jurisdictions. As of October 2, 2021, no significant uncertain tax positions are expected to be settled within the next twelve months. Due to uncertainties in any tax audit or litigation outcome, the Company’s estimates of the ultimate settlements of uncertain tax positions may change and the actual tax benefits may differ significantly from estimates.

Note 13 Earnings Per Share

Basic net earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares assuming dilution. Dilutive common shares outstanding is computed using the Treasury Stock method and, in periods of income, reflects the additional shares that would be outstanding if dilutive share-based compensation awards were converted into common shares during the period.

Earnings per share (in millions, except share data):

	Three Months Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Basic:
Net income	$199	$116	$646	$305
Weighted-average shares outstanding	53,418,055	53,300,036	53,449,239	53,460,891
Basic earnings per share	$3.72	$2.18	$12.08	$5.70

Diluted:
Net income	$199	$116	$646	$305
Weighted-average shares outstanding	53,418,055	53,300,036	53,449,239	53,460,891
Dilutive shares	448,504	416,270	462,574	486,895
Diluted weighted-average shares outstanding	53,866,559	53,716,306	53,911,813	53,947,786
Diluted earnings per share	$3.69	$2.16	$11.98	$5.65

Anti-dilutive share-based compensation awards are excluded from diluted earnings per share calculations. There were 25,355 and 8,391 shares that were anti-dilutive for the three and nine months ended October 2, 2021. There were 74,588 and 105,219 shares that were anti-dilutive for the three and nine months ended September 26, 2020, respectively.

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

The components of AOCI for the nine months ended October 2, 2021 and September 26, 2020 are as follows (in millions):

	Unrealized gain (loss) on sales hedging	Foreign currency translation adjustments	Total
Balance at December 31, 2019	$2	$(46)	$(44)
Other comprehensive income (loss) before reclassifications	(11)	(4)	(15)
Amounts reclassified from AOCI(1)	(6)	—	(6)
Tax effect	3	—	3
Other comprehensive loss, net of tax	(14)	(4)	(18)
Balance at September 26, 2020	$(12)	$(50)	$(62)

Balance at December 31, 2020	$(28)	$(41)	$(69)
Other comprehensive income (loss) before reclassifications	41	(5)	36
Amounts reclassified from AOCI(1)	15	—	15
Tax effect	(10)	—	(10)
Other comprehensive income (loss), net of tax	46	(5)	41
Balance at October 2, 2021	$18	$(46)	$(28)
(1) See Note 9, Derivative Instruments regarding timing of reclassifications to operating results.

Note 15 Accounts Receivable Factoring

The Company has Receivables Factoring arrangements, pursuant to which certain receivables are sold to banks without recourse in exchange for cash. Transactions under the Receivables Factoring arrangements are accounted for as sales under ASC 860, Transfers and Servicing of Financial Assets, with the sold receivables removed from the Company’s balance sheet. Under these Receivables Factoring arrangements, the Company does not maintain any beneficial interest in the receivables sold. The banks’ purchase of eligible receivables is subject to a maximum amount of uncollected receivables. The Company services the receivables on behalf of the banks, but otherwise maintains no significant continuing involvement with respect to the receivables. Sale proceeds that are representative of the fair value of factored receivables, less a factoring fee, are reflected in Net cash provided by operating activities on the Consolidated Statements of Cash Flows, while sale proceeds in excess of the fair value of factored receivables are reflected in Net cash (used in) provided by financing activities on the Consolidated Statements of Cash Flows.

During the second quarter of 2021, one of the Company’s Receivables Factoring arrangements that was no longer actively utilized expired. The Company currently has two remaining active Receivables Factoring arrangements. One arrangement allows for the factoring of up to $50 million of uncollected receivables originated from the EMEA region. The second arrangement allows for the factoring of up to €150 million of uncollected receivables originated from the EMEA and Asia-Pacific regions. With respect to the second arrangement, the Company is required to maintain a portion of sales proceeds as deposits in a restricted cash account that is released to the Company as it satisfies its obligations as servicer of sold receivables, which totaled $1 million and $24 million as of October 2, 2021 and December 31, 2020, respectively, and is classified within Prepaid expenses and other current assets on the Consolidated Balance Sheets.

During the nine months ended October 2, 2021 and September 26, 2020, the Company received cash proceeds of $1,161 million and $857 million, respectively, from the sales of accounts receivables under its factoring arrangements. As of October 2, 2021 and December 31, 2020, there were a total of $23 million and $70 million, respectively, of uncollected receivables that had been sold and removed from the Company’s Consolidated Balance Sheets.

As servicer of sold receivables, the Company had $120 million and $142 million of obligations that were not yet remitted to banks as of October 2, 2021 and December 31, 2020, respectively. These obligations are included within Accrued liabilities on the Consolidated Balance Sheets, with changes in such obligations reflected within Net cash (used in) provided by financing activities on the Consolidated Statements of Cash Flows.

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

Effective January 1, 2021, Retail Solutions moved from our AIT segment into our EVM segment contemporaneous with a change in our organizational structure and management of the business. Prior period results have been revised to conform to the current segment presentation. This change does not have an impact on the Consolidated Financial Statements.

Financial information by segment is presented as follows (in millions):

	Three Months Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Net sales:
AIT	$386	$339	$1,243	$967
EVM	1,050	795	2,923	2,175
Total segment Net sales	1,436	1,134	4,166	3,142
Corporate, eliminations(1)	—	(2)	(6)	(2)
Total Net sales	$1,436	$1,132	$4,160	$3,140
Operating income:
AIT(2)	$77	$78	$283	$212
EVM(2)	195	121	571	305
Total segment operating income	272	199	854	517
Corporate, eliminations(1)	(35)	(49)	(98)	(97)
Total Operating income	$237	$150	$756	$420

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

Geographic data for Net sales is as follows (in millions):

	Three Months Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
North America	$728	$629	$2,108	$1,650
EMEA	504	340	1,458	1,034
Asia-Pacific	135	115	392	322
Latin America	69	48	202	134
Total Net sales	$1,436	$1,132	$4,160	$3,140

Note 17 Subsequent Event

On October 7, 2021, the Company acquired Antuit Holdings Pte. Ltd. (“Antuit”), a provider of demand-sensing and pricing optimization software solutions for retail and consumer products companies. The purchase consideration was approximately $145 million, net of cash acquired, which was funded with cash on hand. The acquired business will become part of the EVM segment.

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

In the first quarter of 2021, Retail Solutions, which provides a range of physical inventory management solutions with application in the retail industry, including solutions for full store physical inventories, cycle counts and analytics, moved from our AIT segment into our EVM segment contemporaneous with a change in our organizational structure and management of the business. We have reported our results reflecting this change, including historical periods, on a comparable basis. This change does not have an impact to the Consolidated Financial Statements.

Recent Developments

COVID-19 Outbreak
The global coronavirus (“COVID-19”or the “pandemic” ) situation continues to be complex and rapidly evolving. Governmental agencies, to varying degrees, have imposed, and continue to impose, several protocols and regulations restricting the physical movement or other activities of individuals in an effort to limit the spread of COVID-19. We have implemented a number of measures in an effort to protect our employees’ health and well-being over the course of the pandemic tailored to address the local impacts, including having the majority of office workers work remotely during the height of the pandemic and gradually re-introducing office workers to a return to office, limiting employee travel, and implementing more strenuous health and safety measures for hosting and attending in-person industry events. Throughout the pandemic, distribution centers and repair centers have remained open at varying capacity levels to ensure continued support to our customers, many of whom provide essential goods and services to communities. As governments continue to ease their restrictions and we continue to allow our employees to come back to work in our offices in a controlled approach, we have modified our business practices, including masking and social distancing protocols consistent with government regulations, vaccine verification, health screening, office capacity restrictions and tracking and tracing protocols where applicable, increasing air exchange/ventilation and extensively and frequently disinfecting our workspaces.

The negative impacts to Net sales from the pandemic, including declines in customer demand and supply chain disruptions, were most pronounced in the first half of 2020 and lessened later in 2020 as the global economic recovery took shape. While the ultimate duration of the pandemic and timing of recovery in each region remains highly uncertain, the Company’s 2021 sales and profitability, particularly in the first half of the year, have benefited from pent-up demand from customers who we believe had delayed purchases in 2020 due to the pandemic, as well as the resulting acceleration of the underlying trend to digitize and automate workflows. The level of demand for certain product components has resulted in lengthened lead times and higher input costs in the current year, including freight, which have become more significant during the year and, in some cases, have impacted our ability to meet customer demand. The Company expects input costs to remain elevated for some period of time. The availability of certain component parts may include the potential for product shortages which could negatively impact our ability to meet forecasted customer demand should suppliers of necessary parts no longer be able to provide such parts or sufficiently allocate supply among their customers, including the Company.

Fetch Acquisition
On August 9, 2021, the Company acquired Fetch Robotics, Inc. (“Fetch”), a provider of autonomous mobile robot solutions for customers who operate in the manufacturing and warehousing markets. Through this acquisition, the Company can help customers, primarily in the manufacturing, distribution, and fulfillment industries, optimize workflows through robotics automation. The operating results of Fetch are included within the EVM segment.

Adaptive Vision Acquisition
On May 17, 2021, the Company acquired Adaptive Vision Sp. z o.o. (“Adaptive Vision”), a provider of graphical machine vision software with applications in the manufacturing industry, as well as a provider of libraries and other offerings for machine vision developers. The operating results of Adaptive Vision are included within the EVM segment.

Reflexis Acquisition
On September 1, 2020, the Company acquired Reflexis Systems, Inc. (“Reflexis”), a provider of task and workforce management, execution, and communication solutions for customers in the retail, food service, hospitality, and banking industries. Through this acquisition, the Company has enhanced its solutions offerings to customers in these industries by combining Reflexis’ platform with its existing software solutions and product offerings, further empowering front line workers to execute the next best action using real time data. The operating results of Reflexis are included within the EVM segment.
Antuit Acquisition
Subsequent to the end of the third quarter, on October 7, 2021, the Company acquired Antuit Holdings Pte. Ltd. (“Antuit”), a provider of demand-sensing and pricing optimization software solutions for retail and consumer products companies. Through this acquisition, the Company further expands its portfolio of software solution offerings to the retail end market, as well as expands its offerings to consumer products companies. The operating results of Antuit will be included in the EVM segment.

Results of Operations

Consolidated Results of Operations
(amounts in millions, except percentages)

	Three Months Ended				Nine Months Ended
	October 2, 2021	September 26, 2020	$ Change	% Change	October 2, 2021	September 26, 2020	$ Change	% Change
Net sales:
Tangible products	$1,240	$972	$268	27.6%	$3,585	$2,684	$901	33.6%
Services and software	196	160	36	22.5%	575	456	119	26.1%
Total Net sales	1,436	1,132	304	26.9%	4,160	3,140	1,020	32.5%
Gross profit	646	493	153	31.0%	1,959	1,385	574	41.4%
Gross margin	45.0%	43.6%		140 bps	47.1%	44.1%		300 bps
Operating expenses	409	343	66	19.2%	1,203	965	238	24.7%
Operating income	$237	$150	$87	58.0%	$756	$420	$336	80.0%

Net sales to customers by geographic region were as follows (amounts in millions, except percentages):

	Three Months Ended				Nine Months Ended
	October 2, 2021	September 26, 2020	$ Change	% Change	October 2, 2021	September 26, 2020	$ Change	% Change
North America	$728	$629	$99	15.7%	$2,108	$1,650	$458	27.8%
EMEA	504	340	164	48.2%	1,458	1,034	424	41.0%
Asia-Pacific	135	115	20	17.4%	392	322	70	21.7%
Latin America	69	48	21	43.8%	202	134	68	50.7%
Total Net sales	$1,436	$1,132	$304	26.9%	$4,160	$3,140	$1,020	32.5%

Operating expenses are summarized below (amounts in millions, except percentages):

	Three Months Ended				Nine Months Ended
	October 2, 2021	September 26, 2020	As a % of Net sales		October 2, 2021	September 26, 2020	As a % of Net sales
			2021	2020			2021	2020
Selling and marketing	$148	$119	10.3%	10.5%	$430	$350	10.3%	11.1%
Research and development	141	113	9.8%	10.0%	422	316	10.1%	10.1%
General and administrative	85	71	5.9%	6.3%	259	219	6.2%	7.0%
Amortization of intangible assets	29	20	NM	NM	81	52	NM	NM
Acquisition and integration costs	6	19	NM	NM	11	21	NM	NM
Exit and restructuring costs	—	1	NM	NM	—	7	NM	NM
Total Operating expenses	$409	$343	28.5%	30.3%	$1,203	$965	28.9%	30.7%

Consolidated Organic Net sales growth:

	Three Months Ended	Nine Months Ended
	October 2, 2021	October 2, 2021
Reported GAAP Consolidated Net sales growth	26.9%	32.5%
Adjustments:
Impact of foreign currency translation (1)	(2.4)%	(2.3)%
Impact of acquisitions (2)	(1.3)%	(1.4)%
Consolidated Organic Net sales growth (3)	23.2%	28.8%

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

(2)For purposes of computing Organic Net sales growth, amounts directly attributable to the acquisitions of Reflexis, Adaptive Vision, and Fetch are excluded for twelve months following their respective acquisitions.

(3)Consolidated Organic Net sales growth is a non-GAAP financial measure. See the Non-GAAP Measures section at the end of this item.

Third quarter 2021 compared to third quarter 2020

Total Net sales increased $304 million or 26.9% compared to the prior year primarily due to broad-based customer demand to digitize and automate their businesses across both of our segments and all our regions. EVM Net sales growth was 32.1% and AIT Net sales growth was 13.9% compared to the prior year. Excluding the effects of favorable currency changes and acquisitions, the increase in Consolidated Organic Net sales was 23.2%.

Gross margin increased to 45.0% for the current quarter compared to 43.6% for the prior year. Gross margins were higher than the prior year primarily due to favorable business mix and volume leverage, higher support service margins, and favorable currency changes. These benefits were partially offset by higher premium freight costs.

Operating expenses for the quarter ended October 2, 2021 and September 26, 2020, were $409 million and $343 million, or 28.5% and 30.3% of Net sales, respectively. The increase in Operating expenses over the prior year was primarily due to higher employee compensation costs associated with higher incentive-based compensation related to improved financial performance in the current year, as well as prior year temporary salary reductions that began late in the second quarter; the inclusion of operating expenses and amortization of intangible assets associated with recently acquired businesses; and increased investment in research and development program projects, principally within our EVM segment. These increases were partially offset by lower Acquisition and integration costs in the current year, as well as the prior year including costs associated with the diversification of the Company’s product sourcing footprint.

Operating income increased 58.0% to $237 million for the current quarter compared to $150 million for the prior year. The increase was due to higher Gross profit, which was partially offset by higher Operating expenses.

Net income increased 72% compared to the prior year due to higher Operating income and favorability in Other expenses, net, partially offset by higher income tax expense detailed as follows:

•Other expenses, net was $9 million in the current year compared to $12 million in the prior year primarily due to lower interest expense in the current year. The current year interest expense benefited from lower interest rates and average outstanding debt levels, as well as lower interest rate swaps losses compared to the prior year.

•The Company’s effective income tax rate for the three months ended October 2, 2021 and September 26, 2020 was 12.7% and 15.9%, respectively. The decrease in the effective tax rate was primarily due to a higher foreign-derived intangible income deduction in the third quarter of 2021, partially offset by increases in pre-tax income in jurisdictions with higher tax rates.

Diluted earnings per share increased to $3.69 as compared to $2.16 in the prior year primarily due to higher Net income.

Year to date 2021 compared to Year to date 2020

Total Net Sales increased $1,020 million or 32.5% compared to the prior year primarily due to broad-based customer demand to digitize and automate their businesses. Net sales growth across both of our segments and all of our regions included pent-up demand from customers who we believe had delayed purchases in fiscal 2020 due to the COVID-19 pandemic. Net sales for the prior year included the negative impacts of supply chain disruptions within our EVM segment resulting from the temporary closure of a key distribution center supplying the Americas late in the first quarter. EVM Net sales growth was 34.4% and AIT Net sales growth was 28.5% compared to the prior year. Excluding the effects of favorable currency changes and acquisitions, the increase in Consolidated Organic Net sales was 28.8%.

Gross margin increased to 47.1% for the current year compared to 44.1% for the prior year. Gross margins were higher than the prior year primarily due to favorable business mix and volume leverage, higher support service margins, favorable currency changes, partial recovery of Chinese import tariffs in the current year, the mitigation of Chinese import tariffs as of the fourth quarter of 2020, and contributions from our recent higher margin EVM acquisitions. These benefits were partially offset by higher premium freight costs.

Operating expenses for the period ended October 2, 2021 and September 26, 2020, were $1,203 million and $965 million, or 28.9% and 30.7% of Net sales, respectively. The increase in Operating expenses over the prior year was primarily due to higher employee compensation costs associated with higher incentive-based compensation related to improved financial performance in the current year, as well as prior year temporary salary reductions that began late in the second quarter; the inclusion of operating expenses and amortization of intangible assets associated with recently acquired businesses; and increased investment in research and development program projects, principally within our EVM segment. These increases were partially offset by lower Acquisition and integration costs in the current year, as well as the prior year including costs associated with the diversification of the Company’s product sourcing footprint and our 2019 Productivity Plan.

Operating income increased 80.0% to $756 million for the current year compared to $420 million for the prior year. The increase was due to higher Gross profit, which was partially offset by higher Operating expenses.

Net income increased 112% compared to the prior year due to higher Operating income and favorability in Other expenses, net, partially offset by higher income tax expense detailed as follows:

•Other expenses, net was $14 million in the current year compared to $76 million in the prior year primarily due to lower foreign exchange losses and lower interest expense in the current year. The current year interest expense benefited from a $4 million gain on interest rate swaps compared to a $46 million loss in the prior year, lower interest rates and lower average outstanding debt levels. The current year also included a $1 million net investment gain compared to $8 million in the prior year.

•The Company’s effective income tax rate for the nine months ended October 2, 2021 and September 26, 2020 was 12.9% and 11.3%, respectively. The increase in the effective tax rate compared to the prior year was primarily due to increases in pre-tax income in jurisdictions with higher tax rates, partially offset by a higher foreign-derived intangible income deduction in the third quarter of 2021, higher share-based compensation deductions, and the benefit of the enacted U.K. corporate tax rate increase from 19% to 25% on the Company’s deferred tax assets.

Diluted earnings per share increased to $11.98 as compared to $5.65 in the prior year primarily due to higher Net income.

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

Asset Intelligence & Tracking Segment (“AIT”)
(in millions, except percentages)

	Three Months Ended				Nine Months Ended
	October 2, 2021	September 26, 2020	$ Change	% Change	October 2, 2021	September 26, 2020	$ Change	% Change
Net sales:
Tangible products	$358	$314	$44	14.0%	$1,161	$898	$263	29.3%
Services and software	28	25	3	12.0%	82	69	13	18.8%
Total Net sales	386	339	47	13.9%	1,243	967	276	28.5%
Gross profit	168	158	10	6.3%	579	454	125	27.5%
Gross margin	43.5%	46.6%		(310) bps	46.6%	46.9%		(30) bps
Operating expenses	91	80	11	13.8%	296	242	54	22.3%
Operating income	$77	$78	$(1)	(1.3)%	$283	$212	$71	33.5%

AIT Organic Net sales growth:

	Three Months Ended	Nine Months Ended
	October 2, 2021	October 2, 2021
AIT Reported GAAP Net sales growth	13.9%	28.5%
Adjustments:
Impact of foreign currency translation (1)	(1.8)%	(1.9)%
AIT Organic Net sales growth (2)	12.1%	26.6%

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

Third quarter 2021 compared to third quarter 2020

Total Net sales for AIT increased $47 million or 13.9% compared to the prior year primarily due to higher sales of printing products and supplies reflecting broad-based customer demand across most of our regions, as well as favorable currency changes. Excluding the impact of foreign currency changes, AIT Organic Net sales growth was 12.1%.

Gross margin decreased to 43.5% for the current quarter compared to 46.6% for the prior year, primarily due to higher premium freight costs, which were partially offset by favorable business mix and volume leverage, and favorable foreign currency changes.

Operating income decreased 1.3% in the current quarter compared to the prior year period. The decrease was due to higher Operating expenses, partially offset by higher Gross profit.

Year to date 2021 compared to Year to date 2020

Total Net sales for AIT increased $276 million or 28.5% compared to the prior year primarily due to higher sales of printing products and supplies reflecting broad-based customer demand across all of our regions, inclusive of pent-up demand from customers who we believe had delayed purchases in fiscal 2020 due to the COVID-19 pandemic, as well as favorable currency changes. Excluding the impact of foreign currency changes, AIT Organic Net sales growth was 26.6%.

Gross margin decreased to 46.6% for the current year compared to 46.9% for the prior year, primarily due to higher premium freight costs, partially offset by favorable business mix and volume leverage, favorable currency changes, partial recovery of Chinese import tariffs in the current year, and the mitigation of Chinese import tariffs as of the fourth quarter of 2020.

Operating income increased 33.5% in the current year compared to the prior year. The increase was due to higher Gross profit, which was partially offset by higher Operating expenses.

Enterprise Visibility & Mobility Segment (“EVM”)
(in millions, except percentages)

	Three Months Ended				Nine Months Ended
	October 2, 2021	September 26, 2020	$ Change	% Change	October 2, 2021	September 26, 2020	$ Change	% Change
Net sales:
Tangible products	$882	$658	$224	34.0%	$2,424	$1,786	$638	35.7%
Services and software	168	137	31	22.6%	499	389	110	28.3%
Total Net sales	1,050	795	255	32.1%	2,923	2,175	748	34.4%
Gross profit	478	338	140	41.4%	1,386	937	449	47.9%
Gross margin	45.5%	42.5%		300 bps	47.4%	43.1%		430 bps
Operating expenses	283	217	66	30.4%	815	632	183	29.0%
Operating income	$195	$121	$74	61.2%	$571	$305	$266	87.2%

EVM Organic Net sales growth:

	Three Months Ended	Nine Months Ended
	October 2, 2021	October 2, 2021
EVM Reported GAAP Net sales growth	32.1%	34.4%
Adjustments:
Impact of foreign currency translation (1)	(2.6)%	(2.5)%
Impact of acquisitions (2)	(1.6)%	(2.1)%
EVM Organic Net sales growth (3)	27.9%	29.8%

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

(2)For purposes of computing EVM Organic Net sales growth, amounts directly attributable to the acquisitions of Reflexis, Adaptive Vision, and Fetch are excluded for twelve months following their respective acquisitions.

(3)EVM Organic Net sales growth is a non-GAAP financial measure. See the Non-GAAP Measures section at the end of this item.

Third quarter 2021 compared to third quarter 2020

Total Net sales for EVM increased $255 million or 32.1% compared to the prior year primarily due to higher sales of mobile computing products and support services reflecting broad-based customer demand across all of our regions. In addition, our recent acquisitions contributed to the growth of Services and software Net sales in the current year. Excluding the impacts of foreign currency changes and acquisitions, EVM Organic Net sales growth was 27.9%.

Gross margin increased to 45.5% in the current quarter compared to 42.5% in the prior year, primarily due to favorable business mix and volume leverage, higher support service margins, and favorable currency changes. These benefits were partially offset by higher premium freight costs.

Operating income for the current quarter increased 61.2% compared to the prior year period. The increase was due to higher Gross profit, which was partially offset by higher Operating expenses.

Year to date 2021 compared to Year to date 2020

Total Net sales for EVM increased $748 million or 34.4% compared to the prior year primarily due to higher sales of mobile computing and data capture products, as well as support services reflecting broad-based customer demand across all of our regions, inclusive of pent-up demand from customers who we believe had delayed purchases in fiscal 2020 due to the COVID-19 pandemic. In addition, our recent acquisitions contributed to the growth of Services and software Net sales in the current year. Net Sales for the prior year included the negative impacts of supply chain disruptions that primarily impacted our North America mobile computing business late in the first quarter. Excluding the impacts of favorable foreign currency changes and acquisitions, EVM Organic Net Sales growth was 29.8%.

Gross margin increased to 47.4% in the current year compared to 43.1% in the prior year, primarily due to favorable business mix and volume leverage, higher support service margins, favorable currency changes, partial recovery of Chinese import tariffs in the current year, the mitigation of Chinese import tariffs as of the fourth quarter of 2020, and contributions from our recent higher margin acquisitions. These benefits were partially offset by higher premium freight costs.

Operating income for the current year increased 87.2% compared to the prior year period. The increase was due to higher Gross profit, which was partially offset by higher Operating expenses.

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

	Nine Months Ended
Cash flows provided by (used in):	October 2, 2021	September 26, 2020	$ Change
Operating activities	$836	$531	$305
Investing activities	(369)	(623)	254
Financing activities	(351)	131	(482)
Effect of exchange rates on cash balances	—	(1)	1
Net increase in cash and cash equivalents, including restricted cash	$116	$38	$78

The change in our cash and cash equivalents balance during the nine months ended October 2, 2021 compared to the prior year period is reflective of the following:

•The increase in cash provided by operating activities compared to the prior year was primarily attributed to higher operating income, lower inventory levels and lower employee incentive compensation payments. These benefits were partially offset by higher accounts receivable balances reflecting the timing of customer transactions within the period and reduced benefits from our accounts receivable factoring programs, as well as higher payments of income taxes.

•The decrease in cash used in investing activities compared to the prior year was primarily due to lower cash paid for acquisitions. The current year includes cash payments of $290 million and $18 million for the acquisitions of Fetch and Adaptive Vision, respectively, whereas the prior year includes a $548 million cash payment for the acquisition of Reflexis.

•The Company had a net usage of cash in financing activities during the current year primarily due to net debt repayments of $256 million, net payments related to share-based compensation plans of $48 million, share repurchases of $25 million and a $22 million use of cash associated with the timing of factored receivables servicing activities. In the prior year, the Company had net cash provided by financing activities primarily due to net borrowings of $286 million that, in part, funded our acquisition of Reflexis, as well as a $73 million source of cash associated with the timing of factored receivables servicing activities. The Company’s net cash provided by financing activities in the prior year were partially offset by common stock repurchases of $200 million and net payments related to share-based compensation plans of $28 million.

Company Debt
The following table shows the carrying value of the Company’s debt (in millions):

	October 2, 2021	December 31, 2020
Term Loan A	$888	$917
2020 Term Loan	—	100
Receivables Financing Facilities	108	235
Total debt	$996	$1,252
Less: Debt issuance costs	(3)	(5)
Less: Unamortized discounts	(2)	(2)
Less: Current portion of debt	(51)	(364)
Total long-term debt	$940	$881

Term Loan A
The principal on Term Loan A is due in quarterly installments, with the next quarterly installment due in March 2022 and the majority due upon the August 9, 2024 maturity date. The Company may make prepayments, in whole or in part, without premium or penalty, and would be required to prepay certain outstanding amounts in the event of certain circumstances or transactions. As of October 2, 2021, the Term Loan A interest rate was 1.33%. Interest payments are made monthly and are subject to variable rates plus an applicable margin.

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

As of October 2, 2021, the Company’s Consolidated Balance Sheets included $605 million of receivables that were pledged under the two Receivables Financing Facilities. As of October 2, 2021, $108 million had been borrowed, of which $13 million was classified as current. Borrowings under the Receivables Financing Facilities bear interest at a variable rate plus an applicable margin. As of October 2, 2021, the Receivables Financing Facilities had an average interest rate of 0.96%. Interest is paid on these borrowings on a monthly basis.

Revolving Credit Facility
The Company has a Revolving Credit Facility that is available for working capital and other general business purposes, including letters of credit. As of October 2, 2021, the Company had letters of credit totaling $7 million, which reduced funds available for borrowings under the Revolving Credit Facility from $1 billion to $993 million. No borrowings were outstanding under the Revolving Credit Facility as of October 2, 2021. Upon borrowing, interest payments are made monthly and are subject to variable rates plus an applicable margin. The Revolving Credit Facility matures on August 9, 2024.

Uncommitted Short-Term Credit Facility
The Company had also entered into an uncommitted short-term credit facility (“Uncommitted Facility”) in August 2020 allowing for borrowings of up to $20 million. The Uncommitted Facility matured on August 26, 2021 and was not utilized by the Company.

See Note 10, Long-Term Debt in the Notes to Consolidated Financial Statements for further details related to the Company’s debt instruments.

Receivables Factoring
The Company has Receivables Factoring arrangements, pursuant to which certain receivables are sold to banks without recourse in exchange for cash. Transactions under the Receivables Factoring arrangements are accounted for as sales under Accounting Standards Codifications 860, Transfers and Servicing of Financial Assets, with the sold receivables removed from the Company’s balance sheet. Under these Receivables Factoring arrangements, the Company does not maintain any beneficial interest in the receivables sold. The banks’ purchase of eligible receivables is subject to a maximum amount of uncollected receivables. The Company services the receivables on behalf of the banks, but otherwise maintains no significant continuing involvement with respect to the receivables. Sale proceeds that are representative of the fair value of factored receivables, less a factoring fee, are reflected in Net cash provided by operating activities on the Consolidated Statements of Cash Flows, while sale proceeds in excess of the fair value of factored receivables are reflected in Net cash (used in) provided by financing activities on the Consolidated Statements of Cash Flows.

In May 2021, one of the Company’s Receivables Factoring arrangements that was no longer actively utilized expired. As of October 2, 2021, the Company has two remaining active Receivables Factoring arrangements. One arrangement allows for the factoring of up to $50 million of uncollected receivables originated from the EMEA region. The second arrangement allows for the factoring of up to €150 million of uncollected receivables originated from the EMEA and Asia-Pacific regions.

As of October 2, 2021 and December 31, 2020 there were a total of $23 million and $70 million, respectively, of uncollected receivables that had been sold and removed from the Company’s Consolidated Balance Sheets.

As servicer of sold receivables, the Company had $120 million and $142 million of obligations that were not yet remitted to banks as of October 2, 2021 and December 31, 2020, respectively. These obligations are included within Accrued liabilities on the Consolidated Balance Sheets, with changes in such obligations reflected within Net cash (used in) provided by financing activities on the Consolidated Statements of Cash Flows.

See Note 15, Accounts Receivable Factoring in the Notes to Consolidated Financial Statements for further details.

Share Repurchases
On July 30, 2019, the Company announced that its Board of Directors authorized a share repurchase program for up to an aggregate amount of $1 billion of its outstanding shares of common stock. The share repurchase program does not have a stated expiration date.  The level of the Company’s repurchases depends on a number of factors, including its financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors its management may deem relevant. The timing, volume, and nature of repurchases are subject to market conditions, applicable securities laws and other factors and may be amended, suspended or discontinued at any time. Repurchases may be effected from time to time through open market purchases, including pursuant to a pre-set trading plan meeting the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934. During the first nine months of 2021, the Company repurchased 52,389 shares of common stock for $25 million, primarily in the second quarter. Comparatively, the Company repurchased 948,740 shares of common stock for $200 million during the first nine months of 2020. As of October 2, 2021, the Company has cumulatively repurchased 1,239,015 shares of common stock for $272 million under the plan, resulting in a remaining amount of share repurchases authorized under the plan of $728 million.

Significant Customers

The Company has three customers, who are distributors of the Company’s products and solutions, that individually accounted for more than 10% of total Company Net sales for the periods presented. In the aggregate, the approximate percentage of our segment and Company total Net sales was as follows:

	Nine Months Ended
	October 2, 2021			September 26, 2020
	AIT	EVM	Total	AIT	EVM	Total
Significant customers as a % of Net sales	15.9%	33.6%	49.5%	15.5%	31.8%	47.3%

These customers accounted for 55.1% of accounts receivable as of October 2, 2021. No other customer accounted for more than 10% of total Net sales during the periods ended October 2, 2021 and September 26, 2020, or more than 10% of total outstanding accounts receivables as of October 2, 2021.

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
There were no material changes in the Company’s market risk during the quarter ended October 2, 2021. For additional information on market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in the Annual Report on Form 10-K for the year ended December 31, 2020.

Item 4.	Controls and Procedures

Management’s Report on Disclosure Controls

Our management is responsible for establishing and maintaining adequate disclosure controls as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management assessed the effectiveness of our disclosure controls as of October 2, 2021. Based on this assessment and those criteria, our management believes that, as of October 2, 2021, our disclosure controls were effective.

Changes in Internal Controls over Financial Reporting
During the quarter ended October 2, 2021, there have been no changes in our internal controls that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The effects of the COVID-19 pandemic have and may continue to adversely affect our business, financial results, and results of operations. The coronavirus (“COVID-19”) pandemic has been, and continues to be, complex and rapidly evolving, and has adversely impacted our business, most recently, primarily related to supply chain disruption (including higher fulfillment costs and component shortages) and labor constraints. The duration and extent of the impact of the COVID-19 pandemic on our business, operations and financial results depends on factors that cannot be accurately predicted at this time, such as the severity and transmission rate of COVID-19, the extent and effectiveness of containment actions, the extent to which vaccines and/or other medical treatments are developed and made available to and accepted by the public, and the impact of these and other factors on our employees, customers, industry partners, transportation providers, suppliers and third party dealers, distributors, and resellers.

The U.S. federal, state, and local governments as well as non-U.S. governments, to varying degrees, have imposed, and continue to impose, several protocols and regulations restricting the physical movement or other activities of individuals in an effort to limit the spread of COVID-19. Over the course of the pandemic we have implemented a number of measures in an effort to protect the health and well-being of our employees, customers and suppliers, including having the majority of office workers work remotely during the height of the pandemic and gradually returning to offices as restrictions are lifted, limiting employee travel, and implementing more strenuous health and safety measures for hosting and attending in-person industry events. The extent and duration of ongoing workplace restrictions and limitations, particularly in sites with significant headcount, could adversely impact our operations and our ability to execute on strategic imperatives for our business. As governments ease their restrictions and we allow our employees to come back to work in our offices in a controlled approach, we have modified our business practices, including implementing social distancing protocols consistent with government regulations, vaccine verification, health screening, office capacity restrictions and tracking and tracing protocols where applicable, provision of personal protective equipment, increasing air exchange/ventilation and extensively and frequently disinfecting our workspaces. However, there is no guarantee that such protocols will be successful in preventing the spread of COVID-19 amongst our employees. In late 2020, certain vaccines were authorized by major regulatory bodies to help fight the infection of COVID-19, and certain other vaccines are in the late stages of development to provide such treatment. Vaccine and testing mandates may be announced in jurisdictions in which our businesses operate. Our implementation of these mandates may result in attrition, including attrition of critically skilled labor, and may cause difficulty securing future labor needs, which could have a material adverse effect on our business, financial condition, and results of operations. Further, we have experienced higher than normal employee absentee rates for employees who are unable to work from home, and even as employees return to our offices, we may be prevented from conducting business activities at full capacity for an indefinite period of time. The potential negative effects to our operations, including reductions in production levels, research and development activities, and increased efforts to mitigate the impact of COVID-19, may adversely affect our ability to deliver our products, solutions and services.

Further, the conditions caused by COVID-19 have affected, and may continue to affect, the overall demand environment for our products, solutions and services. The level of demand for certain product components has resulted in, and may continue to result in, lengthened lead times and higher input costs, including freight. This has impacted, and may continue to impact, our ability to meet customer demand as well as profitability. An inability to meet customer demand may also adversely affect our customers’ ability or willingness to purchase our products, solutions or services.

If COVID-19 or its variants become more prevalent in the locations where our customers, suppliers, or we conduct business, we may experience more pronounced disruptions in our operations. If we are not able to respond to and manage the impact of such events effectively, our business and results of operations in future periods may be adversely affected. Moreover, the impacts of the COVID-19 pandemic may exacerbate other pre-existing risks, such as global economic conditions, political, regulatory, social, financial, operational and cybersecurity as well as similar risks relating to our suppliers and customers, any of which could have a material adverse effect on our business.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information with respect to repurchases of the Company’s common stock for the three months ended October 2, 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (1)
July 4, 2021 - July 31, 2021	—	$—	—	$728
August 1, 2021 - August 28, 2021	—	—	—	728
August 29, 2021 - October 2, 2021	—	—	—	728
Total	—	$—	—	$728

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

Item 6.	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from Zebra Technologies Corporation Quarterly Report on Form 10-Q, for the quarter ended October 2, 2021, formatted in Inline XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements. The instance document does not appear in the interactive data file because Inline XBRL tags are embedded in the iXBRL document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2021, formatted in Inline XBRL (included in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZEBRA TECHNOLOGIES CORPORATION

Date: November 2, 2021	By:	/s/ Anders Gustafsson
Anders Gustafsson
Chief Executive Officer

Date: November 2, 2021	By:	/s/ Nathan Winters
Nathan Winters
Chief Financial Officer