Form 10-K
period 2021-12-31
ZEBRA TECHNOLOGIES CORP
filed 2022-02-10
CIK 877212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

The aggregate market value of the shares of Class A Common Stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock as of the last business day of the registrant’s most recently completed second quarter, July 3, 2021, was $28.6 billion.
As of February 3, 2022, there were 53,079,740 shares of Class A Common Stock, par value $.01 per share, outstanding.
Documents Incorporated by Reference
Certain sections of the Registrant’s definitive proxy statement for its Annual Meeting of Stockholders to be held on May 12, 2022, are incorporated by reference into Part III of this report, as indicated herein. The definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
YEAR ENDED DECEMBER 31, 2021

PART I
References in this document to “the Company,” “we,” “us,” or “our” refer to Zebra Technologies Corporation and its subsidiaries, unless the context specifically indicates otherwise.
Safe Harbor
Forward-looking statements contained in this filing are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995 and are highly dependent upon a variety of important factors, which could cause actual results to differ materially from those expressed or implied in such forward-looking statements. When used in this document and documents referenced, the words “anticipate,” “believe,” “intend,” “estimate,” “will,” and “expect” and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements but are not the exclusive means of identifying these statements. The forward-looking statements include, but are not limited to, the Company’s financial outlook for the first quarter and full year of 2022. These forward-looking statements are based on current expectations, forecasts and assumptions, and are subject to the risks and uncertainties inherent in the Company’s industry, market conditions, general domestic and international economic conditions, and other factors. These factors include:

•Market acceptance of the Company’s products, services and solution offerings and competitors’ offerings and the potential effects of emerging technologies and changes in customer requirements,
•The effect of global market conditions, including the North America; Europe, Middle East, and Africa (“EMEA”); Latin America; and Asia-Pacific regions in which we do business,
•The impact of changes in foreign exchange rates, customs duties and trade policies due to the large percentage of our sales and operations being outside the United States (“U.S.”),
•Our ability to control manufacturing and operating costs,
•Risks related to the manufacturing of the Company’s products and conducting business operations in non-U.S. countries, including the risk of depending on key suppliers who are also in non-U.S. countries,
•The Company’s ability to purchase sufficient materials, parts, and components as well as our ability to provide services and software to meet customer demand, particularly in light of global economic conditions,
•The availability of credit and the volatility of capital markets, which may affect our suppliers, customers, and ourselves,
•Success of integrating acquisitions,
•Our ability to attract, retain, develop, and motivate key personnel,
•Interest rate and financial market conditions,
•Access to cash and cash equivalents held outside the U.S.,
•The effect of natural disasters, man-made disasters, public health issues (including pandemics), and cybersecurity incidents on our business,
•The impact of changes in foreign and domestic governmental policies, laws, or regulations,
•The outcome of litigation in which the Company may be involved, particularly litigation or claims related to infringement of third-party intellectual property rights, and
•The outcome of any future tax matters or tax law changes.
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

Item 1.Business
The Company
We are a global leader providing Enterprise Asset Intelligence (“EAI”) solutions in the Automatic Identification and Data Capture (“AIDC”) industry. The AIDC market consists of mobile computing, data capture, radio frequency identification devices (“RFID”), barcode printing, and other workflow automation products and services. The Company’s solutions are proven to help our customers and end-users digitize and automate their workflows to achieve their critical business objectives, including improved productivity and operational efficiency, optimized regulatory compliance, and better customer experiences.

We design, manufacture, and sell a broad range of AIDC products, including: mobile computers, barcode scanners and imagers, RFID readers, specialty printers for barcode labeling and personal identification, real-time location systems (“RTLS”), related accessories and supplies, such as labels and other consumables, and related software applications. We also provide a full range of services, including maintenance, technical support, repair, managed and professional services, as well as cloud-based software subscriptions and robotics automation solutions. End-users of our products, solutions and services include those in the retail and e-commerce, manufacturing, transportation and logistics, healthcare, public sector, and other industries. We provide our products, solutions and services globally through a direct sales force and extensive network of over 10,000 channel partners, operating in approximately 180 countries, with 128 facilities and approximately 9,800 employees worldwide.

Through continual innovation of our technologies, we are leading an evolution of the traditional AIDC market into EAI, which encompasses solutions that sense key operational information such as packages moving through a supply chain, equipment in a factory, workers and robots in a warehouse, shoppers in a store, and patients in a hospital. Data from enterprise assets, including status, condition, location, utilization, and preferences, is then analyzed to provide prioritized actionable insights. Finally, with the benefits of cloud computing and connectivity, these insights and directives can be delivered to the right user at the right time to drive the best next action. As a result, our solutions enable enterprises to “sense, analyze, and act” more effectively throughout their workflows.

The evolution of the AIDC market to transform workflows is being driven by strong underlying secular trends in technology, which include the internet of things (“IoT”), cloud-based data analytics, intelligent automation, mobility, computer vision, as well as artificial intelligence and machine learning. The IoT enables the real-time exchange of an increasingly broad set of information among a proliferation of smart, connected devices. Cloud computing and expanded data analytics are allowing enterprises to make better business decisions through improved timeliness and increased visibility into workflows. While traditional AIDC solutions sporadically capture limited amounts of data and populate static enterprise systems, newer solutions that can leverage artificial intelligence through machine learning can analyze real-time data from many sources to generate actionable insights. The continued rapid growth of mobile devices and application software are also significantly expanding mobile computing use cases throughout enterprises and supply chains. With these expanded capabilities, end-users can consume and act upon dynamic enterprise data and information anytime and anywhere. Additionally, computer vision (including machine vision) technology, which enables the automatic extraction and understanding of useful information from a digital image or video, provides a key element in many of our solutions.

Acquisitions
Antuit: On October 7, 2021, the Company acquired Antuit Holdings Pte. Ltd. (“Antuit”) for $145 million in cash, net of cash acquired. Antuit is a provider of demand-sensing and pricing optimization software solutions for retail and consumer products companies. Through this acquisition, the Company expands its portfolio of software solution offerings to customers in these industries by combining Antuit’s platform with its existing software solutions and EVM products. The operating results of Antuit are included in the EVM segment.

Fetch: On August 9, 2021, the Company acquired Fetch Robotics, Inc. (“Fetch”) for total purchase consideration of $301 million, which consisted of $290 million in cash paid, net of cash acquired, and the fair value of the Company’s existing minority ownership interest in Fetch of $11 million, as remeasured upon acquisition. Fetch is a provider of autonomous mobile robot solutions for customers who operate in the manufacturing, distribution, and fulfillment industries, enabling customers to optimize workflows through robotic automation. Through this acquisition, the Company intends to expand its automation solution offerings within these industries. The operating results of Fetch are included within the EVM segment.

Adaptive Vision: On May 17, 2021, the Company acquired Adaptive Vision Sp. z o.o. (“Adaptive Vision”) for $18 million in cash, net of cash acquired. Adaptive Vision is a provider of graphical machine vision software with applications in the manufacturing industry, as well as a provider of libraries and other offerings for machine vision developers. The operating results of Adaptive Vision are included within the EVM segment.

Reflexis: On September 1, 2020, the Company acquired Reflexis Systems, Inc. (“Reflexis”) for $547 million in cash, net of cash acquired. Reflexis is a provider of task and workforce management, execution, and communication software solutions for customers in the retail, food service, hospitality, and banking industries. Through this acquisition, the Company intends to enhance its solution offerings to customers in those industries by combining Reflexis’ platform with its existing software solutions and EVM products. The operating results of Reflexis are included within the EVM segment.

Cortexica: On November 5, 2019, the Company acquired Cortexica Vision Systems Limited (“Cortexica”) for $7 million in cash. Cortexica is a provider of computer vision-based artificial intelligence solutions primarily serving the retail industry. The operating results of Cortexica are included within the EVM segment.

Profitect: On May 31, 2019, the Company acquired Profitect, Inc. (“Profitect”) for total purchase consideration of $79 million, which consisted of $75 million in cash paid, net of cash acquired, and the fair value of the Company’s existing minority ownership interest in Profitect of $4 million, as remeasured upon acquisition. Profitect is a provider of prescriptive analytics software primarily serving the retail industry. Through this acquisition, the Company enhanced its existing software solutions within the retail industry by combining Profitect’s platform with its existing software solutions and EVM products. The operating results of Profitect are included within the EVM segment.

Temptime: On February 21, 2019, the Company acquired Temptime Corporation (“Temptime”) for $180 million in cash, net of cash acquired. Temptime is a developer and manufacturer of temperature-monitoring labels and devices. Through this acquisition, the Company expanded its product offerings within the healthcare industry, with possible future applications in other industries involving temperature-sensitive products. The operating results of Temptime are included within the AIT segment.

See Note 5, Business Acquisitions in the Notes to Consolidated Financial Statements for additional details.
Operations and Technologies
Our operations consist of two reportable segments that provide complementary offerings to our customers: Asset Intelligence & Tracking (“AIT”), which includes barcode and card printing, supplies, services, and location solutions; and Enterprise Visibility & Mobility (“EVM”), which includes mobile computing, data capture, RFID, fixed industrial scanning and machine vision, services and workflow optimization solutions.

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

Our printers use thermal printing technology, which creates images by heating certain pixels of an electrical printhead to selectively image a ribbon or heat-sensitive substrate. Our printers integrate company-designed mechanisms, electrical systems, and firmware that supports serial, parallel, Ethernet, USB, Bluetooth, or 802.11 wireless communications with appropriate security protocols. Enclosures of metal or high-impact plastic help ensure durability of our printers. Printing instructions can be received as a proprietary language such as Zebra Programming Language II, as a print driver-provided image, or as user-defined Extensible Markup Language. These features make our printers easy to integrate into most computer systems.

We also provide dye-sublimination thermal card printers that produce high quality images and are used for secure, reliable personal identification (e.g. state identification cards, drivers’ licenses, and healthcare identification cards), access control (e.g. employee or student building access), and financial transactions (e.g. credit, debit and ATM cards). Additionally, we provide RFID printers that encode data into passive RFID transponders embedded in a label or card. We offer a wide range of accessories and options for our printers, including vehicle mounts and battery chargers.

Supplies: We produce and sell stock and customized thermal labels, receipts, ribbons, plastic cards, and RFID tags suitable for use with our printers, as well as wristbands for use in laser printers. We support our printing products, resellers, and end-users with an extensive line of superior quality, high-performance supplies optimized to a particular end-user’s needs, such as chemical or abrasion resistance, extreme temperature environments, exceptional image quality, or long life. We promote the use of supplies with our printing equipment. Our supplies business also includes temperature-monitoring labels primarily used in vaccine distribution, which incorporate chemical indicators designed to change color upon exceeding predefined time and/or temperature thresholds.

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

Location Solutions: The Company offers a range of RTLS and services that generate precise, on-demand information about the physical location and status of high-valued assets, equipment, and people. These solutions incorporate active and passive RFID technologies, beacons, and other tracking technologies to enable users to locate, track, manage, and optimize the utilization of enterprise assets and personnel. We provide substantially all elements of the location solution, including tags, sensors, exciters, middleware software, and application software. Our location solutions are deployed primarily in manufacturing, aerospace, transportation and logistics, sports, and healthcare industries.

Enterprise Visibility & Mobility
Mobile Computing: We design, manufacture, and sell rugged and enterprise-grade mobile computing products and accessories in a variety of specialized form factors and designs to meet a wide array of enterprise applications. Purpose-built devices ensure reliable operations for targeted use cases, surviving years of rough handling and harsh environments. Industrial applications include inventory management in warehouses and distribution centers; field mobility applications include field service, post and parcel, and direct store delivery; and retail and customer facing applications include e-commerce, omnichannel, mobile point of sale, inventory look-up, staff collaboration, and analytics. Our mobile computing products primarily incorporate the Android™ operating system and support local-area and wide-area voice and data communications. Our products are also offered with software tools and services that enable secure data transmission while also supporting application development, device configuration, and field support to facilitate seamless, rapid deployment and maximum customer return on investment. Our products often incorporate barcode scanning, global position system and RFID features, and other sensory capabilities. Additionally, specialized features, such as advanced data capture technologies, data analytics technologies, voice and video collaboration tools, and advanced battery technologies, enable our customers to work more efficiently and better serve their own customers.

Data Capture, RFID, Fixed Industrial Scanning, and Machine Vision: We design, manufacture, and sell barcode scanners, RFID readers, industrial machine vision cameras, and fixed industrial scanners. Our portfolio of scanners includes laser scanning and imager products in a variety of form factors, including fixed, handheld, and embedded original equipment manufacturer (“OEM”) modules. Our scanners incorporate a range of technologies including area imagers, linear imagers, and lasers, as well as read linear and two-dimensional barcodes. They are used in a broad range of applications, ranging from supermarket checkouts to industrial warehouse optimization to patient management in hospitals. The design of these products reflects the diverse needs of these markets, with different ergonomics, multiple communication protocols, and varying levels of ruggedness. Our RFID products include fixed readers, RFID enabled mobile computers, and RFID sleds that utilize passive ultra-high frequency to provide high-speed, non-line of sight data capture from hundreds or thousands of RFID tags in near real-time. Using the Electronic Product Code (“EPC”) standard, end-users across multiple industries use our RFID technology to track high-value assets, monitor shipments, and drive increased retail sales through improved inventory accuracy. We also offer mobile computers that support high frequency near-field communications and low frequency radio technologies. In 2021, we introduced fixed industrial scanning and machine vision solutions. Our fixed industrial scanning products automatically track and trace items that move from production through distribution. Our industrial machine vision cameras extend scanning capabilities to help provide quality inspection on product lines. We also provide related software and accessories for these products.

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

Workflow optimization solutions: We provide a portfolio of solutions that help our customers improve the agility and productivity of key operational workflows by analyzing and acting on data in real time. Our primary focus is on frontline workers in Zebra’s core customer segments, including retail, transportation and logistics, warehouse and distribution, and healthcare. Our workflow optimization solutions include:
•Software-based solutions, which include workforce management, workflow execution and task management, demand-sensing, price optimization, prescriptive analytics, as well as communication and collaboration-based solutions. Such solutions are typically delivered through cloud-based software subscriptions and leverage big data, artificial intelligence, and mobile and web applications to provide customers with real-time visibility and actionable insights about their business. By analyzing labor, inventory, transactional and real-time situational data, these solutions are able to forecast demand, prescribe actions, schedule workers, and enhance collaboration. Our software-based solutions are available with multiple service levels, and are often contracted through multi-year service agreements;
•Retail solutions, which include a range of physical inventory management solutions, including solutions for full store physical inventories, cycle counts, and analytics; and
•Robotic automation solutions, which include software-powered autonomous robots that enable customers to orchestrate workflows alongside frontline workers, improving productivity and operational efficiency. Our robotic automation solutions are available in a variety of form factors to accommodate many use cases.
Our Competitive Strengths
The following are core competitive strengths that we believe enable us to differentiate ourselves from our competitors:

An industry leader focused on improving enterprise workflows
We are focused on the key technology solutions of EAI that drive improved enterprise workflows, including mobile computing, barcode and card printing, data capture, RFID, fixed industrial scanning, machine vision, and workflow optimization solutions, along with related software, services, and accessories. Our leadership position enables us to work with and support customers globally, in a variety of industries, who are focused on implementing leading-edge solutions.

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
Highly diversified business mix
We are highly diversified across business segments, end markets, geographies, and customers. Additionally, we have strong recurring business in services, supplies, and software driven by an extensive global installed base of purpose-built products and solutions.
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

Scale advantages
We believe the size and scope of our operations, including market leadership, product and solution development investment, portfolio breadth, and global distribution, give us advantages over our competitors. We believe we have the largest installed base of products compared to other companies in our industry. These characteristics enable us to compete successfully, achieve economies of scale, and develop industry-leading solutions.

Our Business Strategies
Leverage our market leadership position and innovation to profitably grow our core business
We expect to drive revenue growth by continuing to outpace our competition in our core businesses, including mobile computing, data capture, barcode printing, and services. We expect to achieve this by leveraging our broad portfolio of solutions and product innovation and continuing to be a strategic partner to end customers. We also expect to drive growth by capitalizing on technology transitions occurring in the industry, including the transition to the Android™ operating system in mobile computing and transitions in data capture to newer technologies involving 2D and 3D imaging and RFID. This includes increased focus on market segments and geographies that offer share-gain opportunities. In addition, we plan to leverage our market-leading installed base to accelerate growth in attach-oriented offerings, including services, supplies, accessories, and software applications. Our global channel partner network is vital to helping us achieve these goals. As such, we will ensure that we provide the necessary value and support for our partners to be successful.

Advance our Enterprise Asset Intelligence vision
Our EAI vision is for every asset and front-line worker to be connected, visible, and fully optimized. We believe that secular technology trends, particularly in IoT, cloud computing, intelligent automation, and mobility, advance our vision and are transforming our customers’ businesses and our industry, providing us with significant new opportunities to create value for our customers and for the Company. We expect to capitalize on these trends, and in particular the proliferation of smart connected sensors and devices in our core market segments, by providing end-to-end solutions that integrate these sensors and devices with cloud-based workflows and analytics applications. We plan to continue investing in the development of technologies that will enable intelligent automation solutions, providing increased visibility into the enterprise, real-time, actionable information, and improved customer experiences. Our solutions will also increasingly include advanced features, functions, and user experiences to drive additional competitive differentiation and elevate our role as a solutions provider.

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

Sustainable business model
Zebra’s foundational ESG priorities of human capital management, resource conservation, and climate align with our strategic focus and corporate values. Initiatives within these priorities are advanced by our cross-functional Sustainability Council, with executive sponsorship and board oversight. Our approach helps to ensure that our business is sustainable over the long term for the benefit of our primary stakeholder groups, including employees, customers, partners, and investors. We are driving a high-performance, inclusive and diverse culture, striving to consistently be the employer of choice in the communities where we work and live. We also focus on waste reduction, circular economy product innovation with certified refurbished devices, eco-packaging and sustainable product design. Additionally, we are committed to science-based targets on carbon emission reductions in Zebra’s operations and throughout our value chain.

Competition
We operate in a highly competitive environment. The need for companies to improve productivity and implement their strategies, as well as the secular trends around IoT, cloud computing, intelligent automation, and mobility, are some of the factors that are creating growth opportunities for established and new competitors.

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

Data Capture, RFID, Fixed Industrial Scanning, and Machine Vision: Competitors that provide a broad portfolio of barcode scanning products and related services that are suitable for most global market applications include Datalogic and Honeywell. We also compete against smaller companies that focus on limited product subsets or specific regions, including Newland and Impinj. Competitors in our fixed industrial scanning and machine vision business include Cognex, SICK, and Keyence.

Barcode and Card Printing: We consider our direct competition in printing to be producers of on-demand thermal transfer and direct thermal label fixed and mobile printing systems and RFID printers/encoders. We also compete with companies engaged in the design, manufacture, and marketing of printing systems that use technologies such as ink-jet, direct marking and laser printing, as well as card printers based on ink-jet, thermal transfer, embossing, film-based systems, encoders, laser engraving, and large-scale dye sublimation printers. In addition, service bureaus, which provide centralized services, compete for end-user business and provide an alternative to our card printing solutions. Competitors include: Fargo Electronics (a unit of HID Global), Honeywell, Sato, Toshiba TEC, TSC, Brother, and Dymo.

Supplies: The supplies industry is highly fragmented with competition comprised of numerous companies of various sizes around the world.

Location Solutions: We compete with a diverse group of companies marketing location solutions that are primarily based on active RFID technologies. Competitors include: Cisco, Impinj, and Stanley Healthcare.

Workflow optimization solutions: We compete with a diverse and varied group of companies across our solution offerings worldwide. Competitors range from providers of software-based solutions serving customers in the retail industry to providers of autonomous mobile robot solutions serving customers in the manufacturing, distribution, and fulfillment industries.

Customers
End-users of our products, solutions and services are diversified across a wide variety of industries. We have three customers, who are distributors of the Company’s products and solutions, that individually accounted for more than 10% of our Net sales during the past three years. No other customer accounted for more than 10% of our Net sales during these years. See Note 20, Segment Information & Geographic Data in the Notes to Consolidated Financial Statements for further information.

Our Net sales to significant customers as a percentage of the Company’s total Net sales were as follows:

	Year Ended December 31,
	2021	2020	2019
Customer A	22.3%	20.7%	16.6%
Customer B	13.6%	13.9%	13.7%
Customer C	12.6%	17.7%	18.3%

Sales and Marketing
Sales: We sell our products and services primarily through distributors (two-tier distribution), value added resellers (“VARs”), independent software vendors (“ISVs”), direct marketers, and OEMs, and our software solutions primarily through our direct sales force. We also sell our products and services directly to a select number of customers through our direct sales force. Distributors purchase our products and sell to VARs, ISVs and others, thereby increasing the distribution of our products globally. VARs, ISVs, OEMs, and systems integrators provide end users with a variety of hardware, accessories, software applications, and services. VARs and ISVs typically customize solutions for specific end-user applications using their industry, systems, and applications expertise. Some OEMs resell Zebra-manufactured products and solutions under their own brands as part of their own product offerings. Because these sales channels provide specific software, configuration, installation, integration, and support services to end-users within various industry segments, these relationships are highly valued and allow our products to reach end users in a wide array of industries around the world. We believe that the breadth of our distributor and channel partner network is a competitive differentiator and enhances our ability to compete. Finally, we experience some seasonality in sales, depending upon the geographic region and industry served.

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

Manufacturing and Outsourcing
Final assembly of our hardware products is performed by third-parties, including electronics manufacturing services companies (“EMSs”) and joint design manufacturers (“JDMs”). Our products are currently produced in facilities primarily located in the Asia-Pacific region, including China, Taiwan, Vietnam, and Malaysia, as well as Mexico and Brazil. In 2020, we completed our efforts to diversify our product sourcing footprint by establishing production in Taiwan, Vietnam, and Malaysia and reducing reliance on Chinese-based manufacturing. The EMSs and JDMs produce our products to our design specifications. We maintain control over portions of the supply chain, including supplier selection and price negotiations for key components. The manufacturers generally purchase all the components and subassemblies used in the production of our products. Our products are shipped to regional distribution centers, operated by third party logistics providers or the Company. A portion of products are reconfigured at the distribution centers through firmware downloads, packaging, and customer specific customization before they are shipped to customers. In addition, certain products are manufactured in accordance with procurement regulations and various international trade agreements and remain eligible for sale to the U.S. government.

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
Research and Development
The Company devotes significant resources to developing innovative solutions for our target markets and ensuring that our products, solutions, and services maintain high levels of reliability and provide value to end-users. Research and development expenditures for the years ended 2021, 2020, and 2019 were $567 million, $453 million, and $447 million, or 10.1%, 10.2% and 10.0% of Net sales, respectively. Worldwide, we have employed approximately 2,800 engineers and innovation and design experts, who along with contractors, are focused on strengthening and broadening our extensive portfolio of products and solutions.

Intellectual Property
We rely on a combination of trade secrets, patents, trademarks, copyrights, and contractual rights to establish and protect our innovations, and hold a large portfolio of intellectual property rights in the U.S. and other countries. As of December 31, 2021, the Company owned approximately 2,300 trademark registrations and trademark applications, and approximately 6,000 patents and patent applications, worldwide.

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

Human Capital
The Company is committed to attracting, developing, and retaining talent to enable our strategic vision. This commitment directly shapes our approach to fostering a culture of inclusion and diversity and ensuring employees can reach their potential.

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

In 2021, the Company conducted an employee survey focused on return to office initiatives, and created a new hybrid work model in response to employee feedback. In addition, we implemented new programs and resources to foster employee well-being.

As recognition of the Company’s strong culture and commitment to its employees, the Company was named a top workplace by a number of organizations in 2021, including Forbes, Newsweek, Chicago Tribune, ComputerWorld and Long Island Press among others.

As of December 31, 2021, the Company had approximately 9,800 employees globally, with a majority in sales and technical roles. Our employees work in 55 countries with a majority of our employees located outside of the U.S. Some portions of our business, primarily in Europe, China, and India, are subject to labor laws that differ significantly from those in the U.S. In Europe, for example, it is common for a works council to represent employees when discussing matters such as compensation, benefits, restructurings and layoffs.

Talent Development
We are a Company built on great minds, with unique points of view that come together to build something remarkable. We believe that empowered team members enable us to advance our strategic priorities.

As a result, we provide ample employee development opportunities, starting with our robust onboarding process. Our Zebra Education Network online learning platform offers a wide variety of learning and development resources such as formal learning courses, cross-functional development experiences, as well as tools for mentoring and career shadowing. We also offer annual training and certification programs. Additionally, on an annual basis, we conduct a comprehensive talent review to assess our leadership pipeline and align on the skills we need to proactively develop employees for the future. This annual exercise is complemented by quarterly sessions with management to ensure we make progress on our critical talent development efforts throughout the year.

Inclusion and Diversity
We are fostering a diverse workforce where employees are encouraged to bring their best selves to work, and where all are seen, heard, valued, and respected. We believe a diverse workforce and inclusive culture fosters innovation at the Company. We believe that to realize our inclusion and diversity vision, all employees should be engaged in promoting and actively driving inclusion and diversity. In 2020, we expanded our Inclusion & Diversity program, after formalizing the program in 2018, and launched our Inclusion & Diversity Advisory Council, comprised of Executive Leadership Team members and others from across the organization to oversee our strategy and champion our efforts. In 2021, we continued to expand our inclusion and diversity efforts by launching our Inclusion Champions program, which is comprised of employees who help to support key inclusion and diversity objectives and act as role models for inclusive behaviors. We also introduced formal inclusion and diversity goals for all people leaders and strongly encouraged all employees to create inclusion and diversity goals.

The Company is also fostering inclusion and diversity through the following mechanisms:

•Inclusion Networks: We have a number of employee-led inclusion groups including the Women’s Inclusion Network (WIN), the LGBTQ+ group called ZEAL (Zebra Equality Alliance), the Veterans group called VETZ, the Hispanic Inclusion Network called UNIDOZ, Zebras of African Descent (ZAD), a group advocating for inclusion and accessibility for people of all abilities called ZoAA (Zebras of All Abilities), Asians and Allies (A2Z), and EDGE (Empowering Dynamic Generational Employees) which is geared towards our Millennial and Gen Z early career professionals. Each group is sponsored by one or more members of our Executive Leadership Team. We have collaborated with some of our inclusion groups to offer structured mentorship programs to focus on developing diverse talent.

•Imbedding Inclusive Behaviors: We provide a variety of training including unconscious bias awareness for all employees, interviewing bias awareness training for hiring managers, and a mandatory Inclusive Leadership workshop for all people leaders. Additionally, our Inclusion Networks host a wide variety of events focused on increasing cultural competency. In 2021, we also launched additional diversity and inclusion learning tools and resources, including discussion forums and on-demand learning geared specifically on allyship.

•External Outreach: The Company has set aspirational program goals, striving to increase the representation of women and ethnic racial minority groups across the entire organization, including in leadership roles (director level and above). To support these goals, we create a diverse slate of candidates wherever possible, with additional emphasis on our director level roles and above. We have established talent acquisition partnerships with organizations such as Catalyst, Society of Women Engineers (SWE), National Society of Black Engineers (NSBE), Disability IN, Hispanic Alliance for Career Enhancement (HACE), Hiring our Heroes (HOH), Out in STEM (oSTEM), as well as Historically Black Colleges and Universities to enhance our recruitment efforts and deepen our partnerships with diverse talent.

Regulatory Matters
Wireless Regulatory Matters
Our business is subject to certain wireless regulatory matters. The use of wireless voice, data, and video communications systems requires radio spectrum, which is regulated by government agencies throughout the world. In the U.S., the Federal Communications Commission (“FCC”) and the National Telecommunications and Information Administration (“NTIA”) regulate spectrum use by non-federal entities and federal entities, respectively. Similarly, countries around the world have one or more regulatory bodies that define and implement the rules for use of the radio spectrum, pursuant to their respective national laws and international coordination under the International Telecommunications Union. We manufacture and market products in spectrum bands already made available by regulatory bodies, these include voice and data infrastructure, mobile radios, and portable or hand-held devices. Consequently, our results of operations could be positively or negatively affected by the rules and regulations adopted from time-to-time by the FCC, NTIA, or regulatory agencies in other countries. Our products operate both on the licensed and unlicensed spectrum. The availability of additional radio spectrum may provide new business opportunities, and consequently, the loss of available radio spectrum may result in the loss of business opportunities. Regulatory changes in current spectrum bands may also provide opportunities or may require modifications to some products so they can continue to be manufactured and marketed.
Other Regulatory Matters
Some of our operations use substances regulated under various federal, state, local, and international laws governing the environment and worker health and safety, including those governing the discharge of pollutants into the ground, air and water, the management and disposal of hazardous substances and wastes and the cleanup of contaminated sites. Certain products are subject to various federal, state, local, and international laws governing chemical substances in electronic products. During 2021, compliance with U.S. federal, state and local, and foreign laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment did not have a material effect on our business or results of operations.

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

•Managing our distribution channel partners and end-user customers;
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

The Company could encounter difficulties in any acquisition it undertakes, including unanticipated integration problems and business disruption. Acquisitions could also dilute stockholder value and adversely affect operating results. We may acquire or make investments in other businesses, technologies, services, products, or solutions. An acquisition may present business issues which are new to us. The process of integrating any acquired business, technology, service, product, or solution into our operations may result in unforeseen operating difficulties and expenditures. Integration of an acquired company also may consume considerable management time and attention, which could otherwise be available for ongoing operations and the further development of our existing business. These and other factors may result in benefits of an acquisition not being fully realized.

Acquisitions also may involve a number of risks, including, but not limited to:

•Difficulties and uncertainties in retaining the customers, distributors, vendors, or other business relationships from the acquired entities;
•The loss of key employees of acquired entities;
•Disruptions in our business due to difficulties integrating and reorganizing operations, products, technologies and personnel;
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

The Company participates in a competitive industry, which may become more competitive. Competitors may be able to respond more quickly to new or emerging technology and changes in customer requirements. The markets that we serve are rapidly evolving and highly competitive. Some of our products, solutions and services are in direct competition with similar or alternative products, solutions and services provided by our competitors. In addition, we often compete with local competitors that may have a substantial advantage in attracting customers in their countries due to more established branding in that country, greater knowledge with respect to the tastes and preferences of customers residing in that country or their focus on a single market. Because of the potential for consolidation in any market, such competitors may become larger, and increased size could permit them to operate in wider geographic areas. To remain competitive, we believe we must continue to effectively and economically:

•Identify and evolve with customer needs, emerging technologies, and industry trends;
•Monitor disruptive technologies and business models;
•Innovate, develop and timely commercialize new technologies, solutions, and services;
•Competitively price our products, solutions and services;
•Offer superior customer service;
•Provide products and solutions of high quality and reliability;
•Provide dependable and efficient distribution networks; and
•Attract, retain and develop employees with technical expertise and an understanding of our industry and customer needs.

We cannot assure that we will be able to compete successfully against current or future competitors or technologies. Current or future competitors are likely to continue to develop and introduce new and enhanced products, solutions and services that could cause a decline in market acceptance of our products, solutions or services, or result in the loss of major customers. Increased competition in our industry may result in price reductions, lower gross profit margins, and loss of market share, and could require increased spending on research and development, sales and marketing, and customer support. In addition, we may not be able to effectively anticipate and react to new entrants in the marketplace competing with our products, solutions or services.
Further, as we expand into markets beyond our core products, we may face well established competitors, placing us at a disadvantage in a new competitive landscape. Some competitors may make strategic acquisitions or establish cooperative relationships with suppliers or companies that produce complementary products and solutions, which may create additional pressures on our competitive position in the marketplace. An inability to compete successfully could have an adverse effect on our business and results of operations.
Operational Risks

The Company has substantial operations and sells a significant portion of our products, solutions and services outside of the U.S. and purchases important components, including final products, from suppliers located outside the U.S., many of whom with operations concentrated in China. Shipments to non-U.S. customers are expected to continue to account for a material portion of Net sales. We also expect to continue the use of third-party contract manufacturing services with non-U.S. production and assembly operations for our products.

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

Third parties may allege that the Company or our suppliers infringe upon their intellectual property rights. Periodically, third parties claim that we or our suppliers infringe upon their intellectual property rights. As we continue to expand our business and incorporate new technologies into our products and solutions, these types of claims may increase. Any of these claims, with or without merit, could result in costly litigation and divert the attention of key personnel. To the extent a violation of a third party’s patent or other intellectual property right is established, we may be prevented from operating our business as planned and we may be required to pay costly judgments or settlements, enter into costly licensing arrangements or use a non-infringing method to accomplish our business objectives, any of which could have a negative impact on our operating margins. See Item 3, Legal Proceedings for additional information regarding current patent litigation.

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

Cybersecurity incidents could disrupt business operations. We rely on information technology systems throughout the Company to keep financial records, process orders, manage inventory, coordinate shipments to distributors and customers, maintain confidential and proprietary information, and other technical activities, and operate other critical functions such as internet connectivity, network communications, and email. The Company stores confidential and proprietary information through cloud-based services that are hosted by third parties where we have less influence over security protocols. In addition, our customers may use certain of our products and solutions to transmit and/or process personal data and other sensitive information. Like many companies, we continually strive to meet industry information security standards relevant to our business. We periodically perform vulnerability assessments, remediate vulnerabilities, review log/access, perform system maintenance, manage network perimeter protection, implement and manage disaster recovery testing, and provide periodic educational sessions to our employees to foster awareness of schemes to access sensitive information. Despite our implementation of a variety of security controls and measures, as well as those of our third-party vendors, there is no assurance that such actions will be sufficient to prevent a cybersecurity incident. Further, as cybercrime and threats continue to rapidly evolve and become increasingly more difficult to detect and defend against, our current security controls and measures may not be effective in preventing cybersecurity incidents and we may not have the capabilities to detect certain vulnerabilities. A cybersecurity incident could include an attempt to gain unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. Phishing and other types of attempts to obtain unauthorized information or access are often sophisticated and difficult to detect or defeat.

Cybersecurity incidents can take a variety of forms including, unintentional events as well as deliberate attacks by individuals, groups and sophisticated organizations, such as state sponsored organizations or nation-state actors. Further, certain of our third party vendors have limited access to our employee and customer data and may use this data in unauthorized ways. Any such cybersecurity incident or misuse of our employees’ or customers’ data may lead to a material disruption of our core business systems, the loss or corruption of confidential business information, and/or the disclosure of personal data that in each case could result in an adverse business impact as well as possible damage to our brand. This could also lead to a public disclosure or theft of private intellectual property and a possible loss of customer confidence.

While we have experienced and expect to continue to experience these types of threats and incidents, there have been no material incidents incurred to-date at the Company. If our core business operations, or that of one of our third-party service providers, were to be breached, this could affect the confidentiality, integrity, and availability of our systems and data. Any failure on the part of us or our third-party service providers to maintain the security of data we are required to protect, including via the penetration of our network security and the misappropriation of confidential and proprietary information, could result in: business disruption; damage to our reputation; financial obligations to third parties; fines, penalties, regulatory proceedings; private litigation with potentially large costs; deterioration in our suppliers’, distributors’, and customers’ confidence in us; as well as other competitive disadvantages. Such failures to maintain the security of data could have a material adverse effect on our business, financial condition, and results of operations. While we continue to perform security due diligence, there is always the possibility of a significant breach.

Any threats or security breaches to our systems may negatively impact our customers. Our products and solutions that are deployed in customer environments also have the possibility of being breached, which could result in disclosure of a customer’s confidential information, or disrupt the availability of the customer’s data and systems. Further, our customers may fail to adopt adequate security controls and measures, or may fail to timely update their products and solutions to install or enable security patches, which may result in a security breach. The market perception of the effectiveness of our products and our reputation could also be harmed as a result of any actual or perceived security breach that occurs in our network or in the network of a customer of our products, regardless of whether the breach is attributable to our products, the systems of other vendors or to actions of malicious parties. It is possible that such a breach, or a perceived breach, could result in delays in, or loss of market acceptance of, our products, solutions or services; diversion of our resources; injury to our reputation; theft or misuse of our intellectual property or other assets; increased service and warranty expenses; and payment of damages. To date, we have had no material incidents related to the security of our products or solutions. Further, strategic customers may negotiate specific controls and we may incur additional costs to comply with such customer-specific controls. Although we maintain insurance related to cybersecurity risks, there can be no assurance that our insurance will cover the particular cyber incident at issue or that such coverage will be sufficient.

We may incur liabilities as a result of product failures due to actual or apparent design or manufacturing defects. We have been subject to product liability claims, and may continue to be subject to such claims, including claims for property or economic damages or personal injury, where damages arose, and may continue to arise, from our products as a result of actual or apparent design or manufacturing defects. In addition, such design or manufacturing defects may occur not only in our own designed products, but also in components provided by third-party suppliers. We seek to limit such risk through insurance protection as well as product design, manufacturing quality control processes, product testing and contractual indemnification from suppliers. Although there have been no material claims to-date at the Company, due to the growing size of the Company’s installed product base and growing number of applications in which our products can be used, an actual or alleged design or manufacturing defect could result in product recalls, injury to our reputation, and customer service costs or legal costs that could have material adverse effects on our financial results.

Defects or errors in the Company’s software products could harm our reputation, result in significant cost to us, and impair our ability to market such products. Our software may contain undetected errors, defects, or bugs. Although we have not suffered significant harm from any errors, defects, or bugs to date, we may discover significant errors, defects, or bugs in the future that we may not be able to correct or correct in a timely manner. Any future errors, defects, or bugs found in our software products and related services may result in delays in, or loss of market acceptance of, our products, solutions or services; diversion of resources; injury to reputation; increased service and warranty expenses; and payment of damages; which could have a material adverse effect on our financial results.

Our business success depends on our ability to attract, retain, develop and motivate key personnel. Our business and results of operations could be adversely affected by increased competition for highly skilled employees, higher employee turnover, or increased compensation and benefit costs. The future success of the Company is substantially dependent on the continued services and contributions of key personnel, including senior management and other highly skilled employees. The experience, industry knowledge, and skill sets of our employees materially benefit our operations and performance, and the ability to attract, retain, develop, and motivate highly skilled employees is important to our long-term success. Skilled employees in our industry are in high demand and competition for their experience and skill sets is intense. The incentives and benefits we have available to attract, retain, and motivate employees may become less effective as employees seek new or different opportunities based on factors such as compensation, benefits, mobility, and flexibility that are different from what we offer. Although we strive to be an employer of choice, we may not be able to continue to successfully attract, retain, develop, or motivate key personnel in the future. Any disruption in the services of key personnel may have a material adverse effect on our business and results of operations.

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

The effects of the COVID-19 pandemic have and may continue to adversely affect our business, financial results, and results of operations. The coronavirus (“COVID-19”) pandemic has been, and continues to be, complex and rapidly evolving, and has impacted our business, most recently, primarily related to supply chain disruption (including higher fulfillment costs and component shortages) and labor constraints. The duration and extent of the impact of the COVID-19 pandemic on our business, operations and financial results depends on factors that cannot be accurately predicted at this time, such as the severity and transmission rate of COVID-19, the emergence of new variants of the virus, the extent and effectiveness of containment actions, the extent to which vaccines and/or other medical treatments are developed and made available to and accepted by the public, and the impact of these and other factors on our stakeholders.

The U.S. federal, state, and local governments as well as non-U.S. governments, to varying degrees, have imposed, and continue to impose, several protocols and regulations restricting activities of individuals in an effort to limit the spread of COVID-19. Over the course of the pandemic we have implemented a number of measures in an effort to protect the health and well-being of our employees, customers and suppliers, including having the majority of office workers work remotely during the height of the pandemic and gradually returning to offices as restrictions are lifted, limiting employee travel, and implementing more strenuous health and safety measures for hosting and attending in-person industry events. As governments ease their restrictions, we have been allowing, and will continue to allow, our employees to come back to work in our offices in a controlled approach, with modified business practices, including implementing social distancing protocols consistent with government regulations, vaccine verification, health screening, office capacity restrictions and tracking and tracing protocols where applicable, provision of personal protective equipment, increasing air exchange/ventilation and extensively and frequently disinfecting our workspaces. However, there is no guarantee that such protocols will be successful in preventing the spread of COVID-19 amongst our employees, and even as employees return to our offices, we may be prevented from conducting business activities at full capacity for an indefinite period of time. The extent and duration of ongoing workplace restrictions and limitations, particularly in sites with significant headcount, could adversely impact our operations and our ability to execute on strategic imperatives for our business. Moreover, vaccine and testing mandates have been announced in jurisdictions in which our businesses operate. As a company under U.S. Occupational Safety and Health Administration (“OSHA”) jurisdiction, we must comply with OSHA COVID-19 mandates, such as the Emergency Temporary Standard (“ETS”) that was announced on November 5, 2021, but currently remains in flux and under review by the courts as to final implementation and compliance. Our implementation of these mandates, and any future mandates, may result in employee attrition, including attrition of critically skilled labor, and may cause difficulty in attracting and retaining talent necessary for our business operations and securing future labor needs, which could have a material adverse effect on our business, financial condition, and results of operations. The potential negative effects to our operations, including reductions in production levels, research and development activities, and increased efforts to mitigate the impact of COVID-19, may adversely affect our ability to deliver our products, solutions and services.

Further, the conditions caused by COVID-19 have affected, and may continue to affect, the overall demand environment for our products, solutions and services. The level of demand for certain product components has resulted in, and may continue to result in, lengthened lead times and higher input costs, including freight. This has impacted, and may continue to impact, our ability to meet customer demand as well as profitability. An inability to meet customer demand may also adversely affect our customers’ ability or willingness to purchase our products, solutions or services. Additionally, our financial results may be adversely impacted by challenges in the macroeconomic environment, including market inflation, as a result of global supply chain shortages.

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

We have outsourced portions of certain business operations such as repair, distribution, engineering services, and information technology services and may outsource additional business operations, which limits our control over these business operations and exposes us to additional risk as a result of the actions of our outsource partners. We are not able to directly control certain business operations that we outsource. Our outsource partners may not prioritize our business over that of their other customers and they may not meet our desired level of service, cost reductions, or other metrics. In some cases, our outsource partners’ actions may result in our being found to be in violation of laws or regulations, such as import or export regulations. As many of our outsource partners operate outside of the U.S., our outsourcing activity exposes us to information security vulnerabilities and increases our global risks. In addition, we are exposed to the financial viability of our outsource partners. Once a business activity is outsourced, we may be contractually prohibited from, or may not practically be able to, bring such activity back within the Company or move it to another outsource partner. The actions of our outsource partners could result in reputational damage to us and could negatively impact our financial results. Further, we have from time-to-time, and in certain instances will continue to, transition our outsourced operations to new service providers and/or to different geographies. Such transition activities between new or existing outsource partners or across different geographies, as well as insourcing activities, could result in additional cost, time and management attention in order to effectively manage the transition, which could negatively impact our financial results.

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

We rely on third-party dealers, distributors, and resellers to sell many of our products, services and solutions, and their failure to effectively bring our products, services and solutions to market may negatively affect our results of operation and financial results. In addition to our own sales force, we offer our products, services and solutions through a variety of third-party dealers, distributors, and resellers who may also market other products, services and solutions that compete with ours. Failure of one or more of our third-party dealers, distributors, or resellers to effectively promote our offerings could affect our ability to bring products, services and solutions to market and have a negative impact on our results of operations. Any changes to our channel program may cause some of our third-party dealers, distributors, or resellers to exit the program due to modifications to the program structure, which may reduce our ability to bring products and solutions to market and could have a negative impact on our results of operations.

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

Final assembly of certain of our products is performed by third-party electronics manufacturers. We may be dependent on these third-party electronics manufacturers as a sole-source of supply for the manufacture of such products. A failure by such manufacturers to provide manufacturing services to us as we require, or any disruption in such manufacturing services up to and including a catastrophic shut-down, may adversely affect our business results. Because we rely on these third-party electronics manufacturers to manufacture our products, we may incur increased business continuity risks. We are not able to exercise direct control over the assembly or related operations of certain of our products. If these third-party manufacturers experience business difficulties or fail to meet our manufacturing needs, then we may be unable to satisfy customer product demands, lose sales, and be unable to maintain customer relationships. Longer production lead times may result in shortages of certain products and inadequate inventories during periods of unanticipated higher demand. Without such third parties continuing to manufacture our products, we may have no other means of final assembly of certain of our products until we are able to secure the manufacturing capability at another facility or develop an alternative manufacturing facility. This transition could be costly and time consuming. We have taken actions to diversify, and may take additional actions to diversify in the future, our product sourcing footprint. Such actions have, and may again, result in additional costs.

Our future operating results depend on our ability to purchase a sufficient amount of materials, parts, and components, as well as services and software to meet the demands of customers. We source some of our components from sole source suppliers. Any disruption to our suppliers or significant increase in the price of supplies, inclusive of transportation costs, could have a negative impact on our results of operations. Our ability to meet customers’ demands depends, in part, on our ability to obtain in a timely manner an adequate delivery of quality materials, parts, and components, as well as services and software from our suppliers. In addition, certain supplies are available only from a single source or limited sources and we may not be able to diversify sources in a timely manner. If demand for our products, solutions or services increases from our current expectations or if suppliers are unable or unwilling to meet our demand for other reasons, including as a result of natural disasters, public health issues, severe weather conditions, or financial issues, we could experience an interruption in supplies or a significant increase in the price of supplies that could have a negative impact on our business. We have experienced shortages in the past that have negatively impacted our results of operations and may experience such shortages in the future. At times we have and may continue to execute multi-year purchase commitments with suppliers that contain minimum spend thresholds, which we are obligated to fulfill even if customer demand declines. In addition, volatility in customer demand, product availability, and costs to transport products, may result in increased operating input costs. Also, credit constraints at our suppliers could cause us to accelerate payment of accounts payable by us, impacting our cash flow.

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

Financial and Market Risks

The impact of changes in customs duties and trade policies in the United States and corresponding actions by other countries in which the Company does business could adversely affect our financial performance. The Company currently imports a significant percentage of our products into the U.S., and an increase in customs duties with respect to these imports could negatively impact the Company’s financial performance. Although the Company has taken actions to diversify its product sourcing footprint, these efforts may not be sufficient to mitigate negative impacts on the Company’s financial performance resulting from an increase in customs duties.

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

Economic conditions and financial market disruptions may adversely affect our business and results of operations. Adverse economic conditions or reduced information technology spending may negatively impact our business. General disruption of financial markets and a related general economic downturn could adversely affect our business and financial condition through a reduction in demand for our products, solutions or services by our customers. If a slowdown were severe enough, it could require further impairment testing and write-downs of goodwill and other intangible assets. Cost reduction actions may be necessary and might lead to restructuring charges. A tightening of financial credit could adversely affect our customers, suppliers, outsourced manufacturers, and channel partners (e.g., distributors and resellers) from obtaining adequate credit for the financing of significant purchases. An economic downturn could also result in a decrease in or cancellation of orders for our products, solutions and services; negatively impacting the ability to collect accounts receivable on a timely basis; result in additional reserves for uncollectible accounts receivable; and require additional reserves for inventory obsolescence. Higher volatility and fluctuations in foreign exchange rates for the U.S. Dollar against currencies such as the Euro, British Pound Sterling and Czech Koruna could negatively impact product sales, margins, and cash flows.

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

Our use of derivative financial instruments to reduce interest rate risk may result in added volatility in our operating results. We do not hold or issue derivative financial instruments for trading purposes. However, we do utilize derivative financial instruments to reduce interest rate risk associated with our indebtedness. To manage variable interest rate risk, we entered into forward interest rate swap agreements, which will effectively convert a portion of our indebtedness into a fixed rate loan. Under generally accepted accounting principles, changes in the fair values of the swap contracts are reflected in our Consolidated Statements of Operations as a component of “Interest expense, net” if not hedged. The associated impact on our quarterly operating results is directly related to changes in prevailing interest rates. If interest rates increase, we would have a non-cash gain on the swaps, and vice versa in the event of a decrease in interest rates. Consequently, these swaps may introduce additional volatility to our operating results.

Legal and Regulatory Risks

We could be adversely impacted by changes in accounting standards and subjective assumptions, estimates, and judgments by management related to complex accounting matters. Generally accepted accounting principles and related accounting pronouncements, implementation guidelines, and interpretations with regard to a wide range of matters that are relevant to our businesses, including, but not limited to, revenue recognition, business acquisition purchase price allocations, impairment of goodwill and other intangible assets, inventories, tax matters, and litigation and other contingent liabilities are highly complex and involve many subjective assumptions, estimates, and judgments. Changes in these rules or their interpretation or changes in underlying assumptions, estimates, or judgments could significantly change our reported or expected financial performance or financial condition. New accounting guidance may also require systems and other changes that could increase our operating costs and/or change our financial statements.

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

Honeywell has filed patent litigation lawsuits against Zebra in multiple jurisdictions, including the International Trade Commission and Federal District Court in the Western District of Texas in the United States, as well as foreign courts in the United Kingdom, Germany and China. The remedies sought in these lawsuits include damages and injunctive relief. There can be no guarantee that the outcome of this litigation will not have a negative impact to our business or results of operations. For additional information, see Item 3, Legal Proceedings.

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

Item 1B.Unresolved Staff Comments
None.

Item 2.Properties

Our corporate headquarters are located in Lincolnshire, Illinois; a northern suburb of Chicago. We also operate manufacturing, repair, distribution and warehousing, administrative, research, and sales facilities in other U.S. and international locations.

As of December 31, 2021, the Company owned three laboratory and warehouse facilities located in the U.S., U.K., and Canada.

As of December 31, 2021, the Company had a total of 125 leased facilities with locations spread globally; 38 of which are located in the U.S. and 87 of which are located in other countries. See Note 13, Leases in the Notes to Consolidated Financial Statements for further details related to the Company’s lease arrangements.

We generally consider the productive capacity of our facilities to be adequate and sufficient for our requirements. The extent of utilization of each manufacturing facility varies throughout the year.

Item 3.Legal Proceedings

On September 29-30, 2021, Honeywell filed patent litigation lawsuits against Zebra in multiple jurisdictions, including the International Trade Commission and Federal District Court in the Western District of Texas in the United States, as well as foreign courts in the United Kingdom, Germany and China. Honeywell has made substantially similar allegations of patent infringement in all cases filed. The technology addressed in the various actions generally includes aspects of data capture, barcode reading, and scanning. The allegedly infringing Zebra products identified in the actions are described as barcode scanners, mobile computers with barcode scanning capabilities, scan engines, and components thereof. The remedies sought in these lawsuits include damages and injunctive relief. The same Zebra products and technology are implicated in all of the lawsuits. The cases are in their earliest stages and Zebra intends to vigorously defend against these infringement allegations.

See Note 14, Accrued Liabilities, Commitments and Contingencies in the Notes to Consolidated Financial Statements for discussion of certain other matters.

Item 4.Mine Safety Disclosures
Not applicable.

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Stock Information
Our Class A Common Stock is traded on the NASDAQ Stock Market, LLC under the symbol “ZBRA”.

As of February 3, 2022, the last reported price for the Company’s Class A Common Stock was $508.30 per share, and there were 94 registered stockholders of record for Zebra’s Class A Common Stock. The number of beneficial owners is substantially greater than the number of stockholders of record because a large portion of our Class A common stock is transacted through banks and brokers.
Dividend Policy
Since our initial public offering in 1991, we have not declared any cash dividends or distributions on our capital stock. We currently do not anticipate paying any cash dividends in the foreseeable future.
Treasury Shares
The following table sets forth information with respect to repurchases of the Company’s common stock for the three months ended December 31, 2021.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (1)
October 3, 2021 - October 30, 2021	13,671	$494.74	13,671	$721
October 31, 2021 - November 27, 2021	—	—	—	721
November 28, 2021 - December 31, 2021	43,055	580.61	43,055	696
Total	56,726	$559.91	56,726	$696

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

Stock Performance Graph
The following graph compares the cumulative total stockholder return, calculated on a dividend-reinvested basis, in Zebra Technologies Corporation Class A Common Stock, the S&P 500 Index, and the S&P 500 Information Technology Index for the five years ended December 31, 2021. The comparison assumes that $100 was invested in each of the Company’s Class A Common Stock, the S&P 500 Index, and the S&P 500 Information Technology Index as of the market close on December 31, 2016. Note that historic stock price performance is not necessarily indicative of future stock price performance.

Value at each year-end of $100 initial investment made on December 31, 2016
	12/16	12/17	12/18	12/19	12/20	12/21
Zebra Technologies Corporation	$100.00	$121.04	$185.67	$297.85	$448.15	$694.03
S&P 500	$100.00	$121.83	$116.49	$153.17	$181.35	$233.41
S&P 500 Information Technology	$100.00	$138.83	$138.43	$208.05	$299.37	$402.73

Item 6.[Reserved]

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section generally discusses fiscal 2021 and 2020 items and year-over-year comparisons between 2021 and 2020. Discussions of 2019 items and year-over-year comparisons between 2020 and 2019 are not included herein. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 for that discussion.

Overview
Zebra Technologies Corporation and its subsidiaries (“Zebra” or the “Company”) is a global leader respected for innovative Enterprise Asset Intelligence (“EAI”) solutions in the automatic identification and data capture solutions industry. We design, manufacture, and sell a broad range of products and solutions, including cloud-based subscriptions, that capture and move data. These products and solutions include mobile computers; barcode scanners and imagers; radio frequency identification device (“RFID”) readers; specialty printers for barcode labeling and personal identification; real-time location systems (“RTLS”); related accessories and supplies, such as self-adhesive labels and other consumables; and related software applications. We also provide a full range of services, including maintenance, technical support, repair, managed and professional services, as well as various workflow optimization solutions, including cloud-based software subscriptions and robotic automation solutions. End-users of our products, solutions and services include those in the retail and e-commerce, manufacturing, transportation and logistics, healthcare, public sector, and other industries within the following regions: North America; Europe, Middle East, and Africa (“EMEA”); Asia-Pacific; and Latin America.  We provide our products, solutions, and services in approximately 180 countries, with 128 facilities and approximately 9,800 employees worldwide.

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

The Company’s operations consist of two reportable segments that provide complementary offerings to our customers: Asset Intelligence & Tracking (“AIT”) and Enterprise Visibility & Mobility (“EVM”).

•The AIT segment is an industry leader in barcode printing and asset tracking technologies. Its major product lines include barcode and card printers, supplies, including temperature-monitoring labels, services, and location solutions.

•The EVM segment is an industry leader in automatic information and data capture solutions. Its major product lines include mobile computing, data capture, RFID, fixed industrial scanning and machine vision, services, and workflow optimization solutions. Our workflow optimization solutions include cloud-based software subscriptions, retail solutions, and robotic automation solutions.

In the first quarter of 2021, the retail solutions product line, which provides a range of physical inventory management solutions with application in the retail industry, including solutions for full store physical inventories, cycle counts and analytics, moved from our AIT segment into our EVM segment contemporaneous with a change in our organizational structure and management of the business. We have reported our results reflecting this change, including historical periods, on a comparable basis. This change did not have an impact to the Consolidated Financial Statements.

Beginning in the first quarter of 2022, we will move the location solutions product line from our AIT segment into our EVM segment contemporaneously with a change in our organizational structure and management of the business. We will begin reporting our results reflecting this change in the first quarter of 2022 and will present historical periods on a comparable basis. This change will not have an impact to the Consolidated Financial Statements and is immaterial to our current and historical reportable segment results.

Recent Developments

COVID-19 Outbreak
The global coronavirus (“COVID-19”) pandemic continues to be complex and rapidly evolving. Governmental agencies, to varying degrees, have imposed, and continue to impose, several protocols and regulations restricting activities of individuals in an effort to limit the spread of COVID-19. We have implemented a number of measures in an effort to protect our employees’ health and well-being over the course of the pandemic tailored to address the local impacts, including having the majority of office workers work remotely during the height of the pandemic and gradually returning to offices as restrictions are lifted, limiting employee travel, and implementing more strenuous health and safety measures for hosting and attending in-person industry events. Throughout the pandemic, distribution centers and repair centers have remained open at varying capacity levels to ensure continued support to our customers, many of whom provide essential goods and services to communities. As governments ease their restrictions, we have been allowing, and will continue to allow, our employees to come back to work in our offices in a controlled approach, with modified business practices, including masking and social distancing protocols consistent with government regulations, vaccine verification, health screening, office capacity restrictions and tracking and tracing protocols where applicable, provision of personal protective equipment, increasing air exchange/ventilation and extensively and frequently disinfecting our workspaces.

The negative impacts to Net sales from the pandemic, including declines in customer demand and impacts of operational closures within our supply chain, were most pronounced in the first half of 2020 and lessened later in 2020 as the global economic recovery took shape. While the ultimate duration of the pandemic and timing of recovery in each region remains highly uncertain, the Company’s 2021 sales and profitability, particularly in the first half of the year, have benefited from pent-up demand from customers who we believe had delayed purchases in 2020 due to the pandemic, as well as the resulting acceleration of the underlying trend to digitize and automate workflows. The level of demand for certain product components has resulted in lengthened lead times and higher input costs in 2021, including freight, which have become more significant during the second half of 2021 and, in some cases, have impacted our ability to meet customer demand. The Company expects input costs to remain elevated for some period of time, which we believe will be partially mitigated through higher pricing where permitted by market conditions. The availability of certain component parts has and may continue to negatively impact our ability to meet forecasted customer demand as suppliers of necessary parts allocate supply among their customers, including the Company.

Acquisitions
Antuit: On October 7, 2021, the Company acquired Antuit Holdings Pte. Ltd. (“Antuit”) for $145 million in cash, net of cash acquired. Antuit is a provider of demand-sensing and pricing optimization software solutions for retail and consumer products companies. Through this acquisition, the Company expands its portfolio of software solution offerings to customers in these industries by combining Antuit’s platform with its existing software solutions and EVM products. The operating results of Antuit are included in the EVM segment.

Fetch: On August 9, 2021, the Company acquired Fetch Robotics, Inc. (“Fetch”) for total purchase consideration of $301 million, which consisted of $290 million in cash paid, net of cash acquired, and the fair value of the Company’s existing minority ownership interest in Fetch of $11 million, as remeasured upon acquisition. Fetch is a provider of autonomous mobile robot solutions for customers who operate in the manufacturing, distribution, and fulfillment industries, enabling customers to optimize workflows through robotic automation. Through this acquisition, the Company intends to expand its automation solution offerings within these industries. The operating results of Fetch are included within the EVM segment.

Adaptive Vision: On May 17, 2021, the Company acquired Adaptive Vision Sp. z o.o. (“Adaptive Vision”) for $18 million in cash, net of cash acquired. Adaptive Vision is a provider of graphical machine vision software with applications in the manufacturing industry, as well as a provider of libraries and other offerings for machine vision developers. The operating results of Adaptive Vision are included within the EVM segment.

Reflexis: On September 1, 2020, the Company acquired Reflexis Systems, Inc. (“Reflexis”) for $547 million in cash, net of cash acquired. Reflexis is a provider of task and workforce management, execution, and communication solutions for customers in the retail, food service, hospitality, and banking industries. Through this acquisition, the Company intends to enhance its solution offerings to customers in those industries by combining Reflexis’ platform with its existing software solutions and EVM products. The operating results of Reflexis are included within the EVM segment.

Cortexica: On November 5, 2019, the Company acquired Cortexica Vision Systems Limited (“Cortexica”) for $7 million in cash. Cortexica is a provider of computer vision-based artificial intelligence solutions primarily serving the retail industry. The operating results of Cortexica are included within the EVM segment.

Profitect: On May 31, 2019, the Company acquired Profitect, Inc. (“Profitect”) for total purchase consideration of $79 million, which consisted of $75 million in cash paid, net of cash acquired, and the fair value of the Company’s existing minority ownership interest in Profitect of $4 million, as remeasured upon acquisition. Profitect is a provider of prescriptive analytics primarily serving the retail industry. Through this acquisition, the Company intends to enhance its solution offerings to customers in the retail industry by combining Profitect’s platform with its existing software solutions and EVM products. The operating results of Profitect are included within the EVM segment.

Temptime: On February 21, 2019, the Company acquired Temptime Corporation (“Temptime”) for $180 million in cash, net of cash acquired. Temptime is a developer and manufacturer of temperature-monitoring labels and devices. Through this acquisition, the Company expanded its product offerings within the healthcare industry, with possible future applications in other industries involving temperature-sensitive products. The operating results of Temptime are included within the AIT segment.

Restructuring Programs
In the fourth quarter of 2021, the Company committed to organizational design changes intended to better meet its strategic objectives and improve cost efficiency (referred to as the “2021 Productivity Plan”), principally within the EMEA and North America regions. Exit and restructuring charges associated with the 2021 Productivity Plan, which primarily related to employee benefits and severance, were $7 million during the year ended December 31, 2021. Estimated remaining costs under the 2021 Productivity Plan, which is expected to be completed by 2022, are expected to be up to $3 million.

In the fourth quarter of 2019, the Company committed to certain organizational changes designed to generate operational efficiencies (referred to as the “2019 Productivity Plan”), principally in the North America and EMEA regions. The 2019 Productivity Plan was completed in 2020. Exit and restructuring charges associated with the 2019 Productivity Plan, which primarily related to employee severance and benefits, were $11 million and $8 million during the years ended December 31, 2020 and 2019, respectively.

Product Sourcing Diversification Initiative
In 2020, the Company completed its initiative to diversify its product sourcing footprint to include sourcing products from Taiwan, Vietnam, and Malaysia, thereby reducing its reliance on Chinese-based manufacturing and the impacts of related customs duties (“tariffs”) on U.S imports from China.  In conjunction with this initiative, the Company incurred total one-time costs of $23 million, including $18 million and $5 million during the years ended December 31, 2020 and December 31, 2019, respectively, which are primarily reflected within Operating expenses on the Consolidated Statements of Operations. The Company also made $8 million of incremental equipment purchases during the year ended December 31, 2020.

Results of Operations: Year Ended 2021 versus 2020 and Year Ended 2020 versus 2019
Consolidated Results of Operations
(amounts in millions, except percentages)

	Year Ended December 31,			Percent Change 2021 vs 2020	Percent Change 2020 vs 2019
	2021	2020	2019
Net sales:
Tangible products	$4,845	$3,813	$3,907	27.1%	(2.4)%
Services and software	782	635	578	23.1%	9.9%
Total Net sales	5,627	4,448	4,485	26.5%	(0.8)%
Gross profit	2,628	2,003	2,100	31.2%	(4.6)%
Gross margin	46.7%	45.0%	46.8%	170 bps	(180) bps
Operating expenses	1,649	1,352	1,408	22.0%	(4.0)%
Operating income	$979	$651	$692	50.4%	(5.9)%
Net sales to customers by geographic region were as follows (amounts in millions, except percentages):

	Year Ended December 31,			Percent Change 2021 vs 2020	Percent Change 2020 vs 2019
	2021	2020	2019
North America	$2,819	$2,319	$2,261	21.6%	2.6%
EMEA	1,976	1,495	1,462	32.2%	2.3%
Asia-Pacific	543	439	518	23.7%	(15.3)%
Latin America	289	195	244	48.2%	(20.1)%
Total Net sales	$5,627	$4,448	$4,485	26.5%	(0.8)%

Operating expenses are summarized below (amounts in millions, except percentages):

	Year Ended December 31,			As a Percentage of Net sales
	2021	2020	2019	2021	2020	2019
Selling and marketing	$587	$483	$503	10.4%	10.9%	11.2%
Research and development	567	453	447	10.1%	10.2%	10.0%
General and administrative	348	304	323	6.2%	6.8%	7.2%
Amortization of intangible assets	115	78	103	NM	NM	NM
Acquisition and integration costs	25	23	22	NM	NM	NM
Exit and restructuring costs	7	11	10	NM	NM	NM
Total Operating expenses	$1,649	$1,352	$1,408	29.3%	30.4%	31.4%

Consolidated Organic Net sales growth:

	Year Ended December 31,
	2021	2020
Reported GAAP Consolidated Net sales growth	26.5%	(0.8)%
Adjustments:
Impact of foreign currency translations (1)	(2.1)%	0.6%
Impact of acquisitions (2)	(1.2)%	(0.7)%
Consolidated Organic Net sales growth (3)	23.2%	(0.9)%

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

(2)For purposes of computing Organic Net sales growth, amounts directly attributable to business acquisitions are excluded for twelve months following their respective acquisitions.
(3)Consolidated Organic Net sales growth is a non-GAAP financial measure. See the Non-GAAP Measures section at the end of this item.

2021 compared to 2020
Total Net sales increased $1,179 million or 26.5% compared to the prior year primarily due to broad-based customer demand to digitize and automate their businesses. Net sales growth across both of our segments and all of our regions included pent-up demand from customers who we believe had delayed purchases in fiscal 2020 due to the COVID-19 pandemic. In addition, Net sales for the prior year included the negative impacts of supply chain disruptions within our EVM segment resulting from the temporary closure of a key distribution center supplying the Americas late in the first quarter. Excluding the effects of favorable currency changes and acquisitions, the increase in Consolidated Organic Net sales was 23.2%.

Gross margin increased to 46.7% for the current year compared to 45.0% in the prior year. Gross margins were higher than the prior year primarily due to favorable business mix and volume leverage, higher support service margins, favorable currency changes, the mitigation of Chinese import tariffs as of the fourth quarter of 2020, partial recovery of Chinese import tariffs in the current year, and contributions from our recent higher margin EVM acquisitions. These benefits were partially offset by higher premium freight costs.

Operating expenses for the years ended December 31, 2021 and 2020 were $1,649 million and $1,352 million, or 29.3% and 30.4% of Net sales, respectively. The increase in Operating expenses over the prior year was primarily due to higher employee compensation costs associated with higher incentive-based compensation related to improved financial performance in the current year, as well as prior year temporary salary reductions that began late in the second quarter; the inclusion of operating expenses and amortization of intangible assets associated with recently acquired businesses; and increased investment in research and development program projects, principally within our EVM segment. The prior year included costs associated with the diversification of the Company’s product sourcing footprint.

Operating income was $979 million for the current year compared to $651 million for the prior year. The increase was due to higher Gross profit, which was partially offset by higher Operating expenses.

Net income increased 66.1% compared to the prior year due to higher Operating income and favorability in Other expenses, net, partially offset by higher income tax expense detailed as follows:

•Other expenses, net was $11 million for the current year, compared to $91 million in the prior year primarily due to lower interest expense and lower foreign exchange losses in the current year. The current year interest expense benefited from a $13 million gain on interest rate swaps compared to a $46 million loss in the prior year, lower average outstanding debt levels, and lower interest rates.

•The Company’s effective tax rates for the years ended December 31, 2021 and December 31, 2020 were 13.5% and 10.0%, respectively. The increase in the effective tax rate compared to the prior year was primarily due to increases in pre-tax income in jurisdictions with higher tax rates, partially offset by a higher foreign-derived intangible income deduction, higher share-based compensation deductions, and the benefit of the enacted U.K. corporate tax rate increase from 19% to 25% on the Company’s deferred tax assets.

Diluted earnings per share increased to $15.52 as compared to $9.35 in the prior year primarily due to higher Net income.
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

Asset Intelligence & Tracking Segment (“AIT”)
(amounts in millions, except percentages)

	Year Ended December 31,			Percent Change 2021 vs 2020	Percent Change 2020 vs 2019
	2021	2020	2019
Net sales:
Tangible products	$1,577	$1,298	$1,347	21.5%	(3.6)%
Services and software	110	94	100	17.0%	(6.0)%
Total Net sales	1,687	1,392	1,447	21.2%	(3.8)%
Gross profit	769	658	720	16.9%	(8.6)%
Gross margin	45.6%	47.3%	49.8%	(170) bps	(250) bps
Operating expenses	395	340	369	16.2%	(7.9)%
Operating income	$374	$318	$351	17.6%	(9.4)%

AIT Organic Net sales growth:

	December 31,
	2021	2020
AIT Reported GAAP Net sales growth	21.2%	(3.8)%
Adjustments:
Impact of foreign currency translations (1)	(1.9)%	0.4%
Impact of acquisition (2)	—%	(0.5)%
AIT Organic Net sales growth (3)	19.3%	(3.9)%

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

2021 compared to 2020
Total Net sales for AIT increased $295 million or 21.2% compared to the prior year primarily due to higher sales of printing products (contributing the vast majority of the total increase) and supplies reflecting broad-based customer demand across all of our regions, inclusive of pent-up demand from customers who we believe had delayed purchases in fiscal 2020 due to the COVID-19 pandemic, as well as favorable currency changes. Excluding the impact of foreign currency changes, AIT Organic Net sales growth was 19.3%.
Gross margin decreased to 45.6% in the current year compared to 47.3% for the prior year, primarily due to higher premium freight costs, partially offset by favorable business mix and volume leverage, favorable currency changes, partial recovery of Chinese import tariffs in the current year, and the mitigation of Chinese import tariffs as of the fourth quarter of 2020.

Operating income increased 17.6% in the current year compared to the prior year. The increase was due to higher Gross profit, which was partially offset by higher Operating expenses.

Enterprise Visibility & Mobility Segment (“EVM”)
(amounts in millions, except percentages)

	Year Ended December 31,			Percent Change 2021 vs 2020	Percent Change 2020 vs 2019
	2021	2020	2019
Net sales:
Tangible products	$3,268	$2,515	$2,560	29.9%	(1.8)%
Services and software	678	548	478	23.7%	14.6%
Total Net sales	3,946	3,063	3,038	28.8%	0.8%
Gross profit	1,865	1,358	1,387	37.3%	(2.1)%
Gross margin	47.3%	44.3%	45.7%	300 bps	(140) bps
Operating expenses	1,107	888	900	24.7%	(1.3)%
Operating income	$758	$470	$487	61.3%	(3.5)%

EVM Organic Net sales growth:

	December 31,
	2021	2020
EVM Reported GAAP Net sales growth	28.8%	0.8%
Adjustments:
Impact of foreign currency translations (1)	(1.9)%	0.7%
Impact of acquisitions (2)	(1.9)%	(1.0)%
EVM Organic Net sales growth (3)	25.0%	0.5%

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

(2)For purposes of computing EVM Organic Net sales growth, amounts directly attributable to the acquisitions of Antuit, Fetch, Adaptive Vision, Reflexis, Cortexica, and Profitect are excluded for twelve months following their respective acquisitions.

(3)EVM Organic Net sales growth is a non-GAAP financial measure. See the Non-GAAP Measures section at the end of this item.

2021 compared to 2020
Total Net sales for EVM increased $883 million or 28.8% compared to the prior year primarily due to broad-based customer demand resulting in higher sales of mobile computing products (contributing the vast majority of the total increase) and support services across all regions, as well as higher sales of data capture products across most regions. In addition, our recent acquisitions contributed to the growth of Services and software sales in the current year. Excluding the impacts of foreign currency changes and acquisitions, EVM Organic Net sales growth was 25.0%.
Gross margin increased to 47.3% in the current year compared to 44.3% in the prior year, primarily due to favorable business mix and volume leverage, higher support service margins, favorable currency changes, the mitigation of Chinese import tariffs as of the fourth quarter of 2020, and contributions from our higher margin acquisitions. These benefits were partially offset by higher premium freight costs.

Operating income for the current year increased 61.3% compared to the prior year period. The increase was due to higher Gross profit, which was partially offset by higher Operating expenses.

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

	Year Ended December 31,			$ Change 2021 vs 2020	$ Change 2020 vs 2019
	2021	2020	2019
Cash flow provided by (used in):
Operating activities	$1,069	$962	$685	$107	$277
Investing activities	(546)	(641)	(335)	95	(306)
Financing activities	(371)	(157)	(365)	(214)	208
Effect of exchange rates on cash balances	—	(2)	1	2	(3)
Net increase (decrease) in cash and cash equivalents, including restricted cash	$152	$162	$(14)	$(10)	$176
2021 vs. 2020
The change in our cash and cash equivalents balance during the current year is reflective of the following:

•The increase in cash provided by operating activities compared to the prior year was primarily due to higher operating income, lower inventory levels, and lower employee incentive compensation payments. These benefits were partially offset by higher accounts receivable balances reflecting the timing of customer transactions within the period, higher income tax payments, as well as reduced benefits from our accounts receivable factoring programs.

•The decrease in cash used in investing activities compared to the prior year was primarily due to lower cash paid for acquisitions. The current year includes cash payments for the acquisitions of Antuit, Fetch, and Adaptive Vision, whereas the prior year includes a cash payment for the acquisition of Reflexis.

•The increase in net cash used in financing activities during the current year was primarily due to higher net debt repayments, as well as higher payments related to share-based compensation plans in the current year, which were partially offset by lower share repurchases. The prior year included a net source of cash associated with the timing of factored receivables servicing activities.

Company Debt
The following table shows the carrying value of the Company’s debt (in millions):

	December 31,
	2021	2020
Term Loan A	$888	$917
2020 Term Loan	—	100
Receivables Financing Facilities	108	235
Total debt	$996	$1,252
Less: Debt issuance costs	(3)	(5)
Less: Unamortized discounts	(2)	(2)
Less: Current portion of debt	(69)	(364)
Total long-term debt	$922	$881
Term Loan A
The principal on Term Loan A is due in quarterly installments, with the next quarterly installment due in March 2022 and the majority due upon the August 9, 2024 maturity date. The Company may make prepayments, in whole or in part, without premium or penalty, and would be required to prepay certain outstanding amounts in the event of certain circumstances or transactions. As of December 31, 2021, the Term Loan A interest rate was 1.35%. Interest payments are made monthly and are subject to variable rates plus an applicable margin.

2020 Term Loan

In September 2020, the Company entered into a new $200 million term loan (“2020 Term Loan”), with the proceeds used to partly fund the acquisition of Reflexis. The Company repaid $100 million of principal during the fourth quarter of 2020 and the remaining $100 million of principal in the first quarter of 2021.

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

As of December 31, 2021, the Company’s Consolidated Balance Sheets included $643 million of receivables that were pledged under the two Receivables Financing Facilities. As of December 31, 2021, $108 million had been borrowed, of which $13 million was classified as current. Borrowings under the Receivables Financing Facilities bear interest at a variable rate plus an applicable margin. As of December 31, 2021, the Receivables Financing Facilities had an average interest rate of 0.99%. Interest is paid on these borrowings on a monthly basis.

Revolving Credit Facility
The Company has a Revolving Credit Facility that is available for working capital and other general business purposes, including letters of credit. As of December 31, 2021, the Company had letters of credit totaling $7 million, which reduced funds available for borrowings under the Revolving Credit Facility from $1 billion to $993 million. No borrowings were outstanding under the Revolving Credit Facility as of December 31, 2021 or December 31, 2020.

See Note 12, Long-Term Debt in the Notes to Consolidated Financial Statements for further details related to the Company’s debt instruments.

Receivables Factoring
The Company currently has two Receivables Factoring arrangements, pursuant to which certain receivables are sold to banks without recourse in exchange for cash. One arrangement allows for the factoring of up to $25 million of uncollected receivables originated from the EMEA region. The second arrangement allows for the factoring of up to €150 million of uncollected receivables originated from the EMEA and Asia-Pacific regions. Transactions under the Receivables Factoring arrangements are accounted for as sales under Accounting Standards Codification 860, Transfers and Servicing of Financial Assets, with the sold receivables removed from the Company’s balance sheet. Under these Receivables Factoring arrangements, the Company does not maintain any beneficial interest in the receivables sold. The banks’ purchase of eligible receivables is subject to a maximum amount of uncollected receivables. The Company services the receivables on behalf of the banks, but otherwise maintains no significant continuing involvement with respect to the receivables. Sale proceeds that are representative of the fair value of factored receivables, less a factoring fee, are reflected in Net cash provided by operating activities on the Consolidated Statements of Cash Flows, while sale proceeds in excess of the fair value of factored receivables are reflected in Net cash used in financing activities on the Consolidated Statements of Cash Flows.

As of December 31, 2021 and 2020 there were a total of $24 million and $70 million, respectively, of uncollected receivables that had been sold and removed from the Company’s Consolidated Balance Sheets.

As servicer of sold receivables, the Company had $141 million and $142 million of obligations that were not yet remitted to banks as of December 31, 2021 and 2020, respectively. These obligations are included within Accrued liabilities on the Consolidated Balance Sheets, with changes in such obligations reflected within Net cash used in financing activities on the Consolidated Statements of Cash Flows.

See Note 19, Accounts Receivable Factoring in the Notes to Consolidated Financial Statements for further details.

Share Repurchases
On July 30, 2019, the Company announced that its Board of Directors authorized a share repurchase program for up to an aggregate amount of $1 billion of its outstanding shares of common stock. The share repurchase program does not have a stated expiration date. The level of the Company’s repurchases depends on a number of factors, including its financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors its management may deem relevant. The timing, volume, and nature of repurchases are subject to market conditions, applicable securities laws and other factors and may be amended, suspended or discontinued at any time. Repurchases may be effected from time to time through open market purchases, including pursuant to a pre-set trading plan meeting the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934. During the year ended December 31, 2021, the Company repurchased 109,115 shares of common stock for $57 million. Comparatively, during the year ended December 31, 2020, the Company repurchased 948,740 shares of common stock for $200 million. As of December 31, 2021, approximately $696 million of common stock remained authorized for repurchase under the program. Subsequent to year end, the Company has repurchased 339,142 shares of common stock for $173 million through February 3, 2022.

Future Cash Requirements
We believe that our cash and cash equivalents, which totaled $332 million as of December 31, 2021, along with anticipated cash generation from operations and available borrowing capacity on debt and other financing facilities, will be sufficient to fund the Company’s cash requirements during the next 12 months and thereafter based on our current business plans.

Included in the Company’s Cash and cash equivalents are amounts held by foreign subsidiaries, which was $39 million and $37 million as of December 31, 2021 and 2020, respectively. We do not expect that Cash and cash equivalents held by foreign subsidiaries will need to be repatriated in order to fund the Company’s U.S. operations based on current cash requirements.

Our cash requirements during the next 12 months and thereafter include payments to satisfy the following obligations:

•Purchase obligations — We generally procure inventories and other goods and services through purchase orders at levels to satisfy our operational needs for 12 months or less. We have a limited number of multi-year inventory and service-related purchase commitments which contain minimum purchase requirements and are non-cancellable. As of December 31, 2021, these commitments were approximately $360 million relating to the next five years, excluding amounts already reflected within Accounts payable or Accrued expenses on the Consolidated Balance Sheet. See Note 14, Accrued Liabilities, Commitments and Contingencies in the Notes to Consolidated Financial Statements for additional details.

•Debt obligations — We expect to make total payments of approximately $101 million associated with the Company’s debt facilities in 2022. This expected use of cash is based on the Company’s current borrowings and applicable interest rates and margins as of December 31, 2021, and includes principal and interest payments along with expected cash settlements associated with the Company’s interest rate swaps. In the ordinary course of business, the Company may decide to borrow additional amounts or repay principal earlier than contractually owed, which would affect future cash payments. See Note 12, Long-Term Debt in the Notes to Consolidated Financial Statements for further details related to the Company’s debt facilities.

•Leases obligations — We lease certain manufacturing facilities, distribution centers, sales and administrative offices, equipment, and vehicles. As of December 31, 2021, the Company’s fixed lease commitments totaled $215 million, of which $47 million is payable in 2022. See Note 13, Leases in the Notes to Consolidated Financial Statements for further details related to the Company’s lease arrangements.

In addition to the expected cash requirements described above, the Company may use cash to fund strategic acquisitions, investments, or repurchase common stock under its share repurchase program. We also expect to spend approximately $65 million to $75 million on capital expenditures in 2022.

Critical Accounting Estimates

Management prepared the consolidated financial statements of the Company under accounting principles generally accepted in the U.S. The application of these principles requires the use of estimates which affect the amounts reported in our consolidated financial statements. While we believe that our estimates are reasonable based upon available information, actual results may substantially differ from those estimates. Note 2, Significant Accounting Policies in the Notes to Consolidated Financial Statements provides additional discussion of these items along with other significant accounting policies of the Company. The accounting estimates described below have been identified by Management as those that are most critical to our financial statements, as they require management to make significant judgments and assumptions about inherently uncertain and complex matters.

Income Taxes
We estimate a provision or benefit for income taxes and amounts to be settled or recovered in several tax jurisdictions globally. Our estimates are complex and involve significant judgments and interpretations of regulations. Resolution of income tax treatments in individual jurisdictions may not be known for several years after completion of a given year. We are also required to evaluate the realizability of our deferred tax assets on an ongoing basis, which requires estimation of our ability to generate future taxable income. In particular, our income tax provision or benefit is dependent on our ability to forecast future taxable income in the U.S., U.K., Singapore, and other jurisdictions. Significant judgments included in our forecasts include projecting future sales volumes and pricing, costs to manufacture and procure products and to deliver services and solutions, among other factors. There were no significant changes in estimates to our income tax provision during the current year.

Acquisitions
We account for acquired businesses using the acquisition method of accounting. This method requires that the purchase price be allocated to the identifiable assets acquired and liabilities assumed at their estimated fair values. The excess of the purchase price over the identifiable assets acquired and liabilities assumed is recorded as goodwill. The estimates used to determine the fair values of long-lived intangible assets can be complex and require judgment. We generally value intangible assets using income-based valuation methodologies, such as the excess earnings method, which require a number of critical estimates that include, but are not limited to, future expected cash flows from revenues and operating activities, and the determination of discount rates.

Goodwill Impairment
Goodwill impairment testing consists of comparing the estimated fair value of each of our reporting units to its carrying value. Fair value determinations require judgment and are sensitive to changes in underlying assumptions, estimates, as well as market factors. We estimate the fair value of reporting units using both income and market-based valuation approaches. The income approach requires management to estimate a number of factors for each reporting unit, including projected future operating results and cash flows, and the determination of discount rates. The market approach estimates fair value using comparable marketplace fair value data from a comparable industry group. Estimating the fair value of reporting units also requires that we make a number of assumptions and estimates regarding our long-term growth and cash flow expectations, as well as overall industry and economic conditions. These estimates and assumptions include, but are not limited to, projections of revenue and income growth rates, capital investments, competitive and customer trends, appropriate peer group selection, market-based discount rates and other market factors. Our annual quantitative impairment test, most recently completed in the fourth quarter of 2021, continues to indicate that the fair values of each of our reporting units significantly exceed their respective carrying values.

Revenue Recognition
We recognize revenues when we transfer control of promised goods, solutions or services to our customers in an amount that reflects the consideration we expect to receive. The consideration that we expect to receive is estimated by reflecting reductions to our transaction price for product returns, rebates, and other incentives. These estimates are developed using the expected value that the Company anticipates receiving and are based on recent trends observed in similar transactions. Additionally, many of our contracts with customers contain multiple performance obligations, including various hardware, software, and/or services. For such contracts that contain multiple performance obligations, we allocate the estimated total transaction price to each performance obligation based on relative standalone selling prices (“SSP”). The determination of SSP is established at a regional level. SSP is based on observable prices in recent standalone transactions for the same or similar offerings, to the extent available, which is often applicable to tangible products and software licenses. Alternatively, in the absence of recent observable prices, the Company generally applies the expected cost-plus margin approach to professional services, repair and maintenance services, and solution offerings. There were no changes to our estimation processes for consideration received or SSP that materially affected revenues during the year.

New Accounting Pronouncements
See Note 2, Significant Accounting Policies in the Notes to Consolidated Financial Statements regarding recent accounting pronouncements.

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

Interest Rate Risk

We are exposed to interest rate volatility with regard to existing debt issuances. Our exposures include the London Inter-bank Offered Rate (“LIBOR”) and the Secured Overnight Financing Rate (“SOFR”). We use interest rate derivative contracts, including interest rate swaps, to mitigate the majority of the Company’s exposure from interest rate changes on existing debt and future debt issuances, thereby reducing the volatility of our financing costs and, based on current and projected market conditions, achieve a desired proportion of fixed versus floating-rate debt. Generally, under these interest rate swaps, we agree with a counterparty to exchange floating-rate for fixed-rate interest amounts with an agreed upon notional amount.

The United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced in 2017 the phase out of LIBOR. We continue to closely monitor the phase out of LIBOR to assess any impacts to our debt and interest rate swap contracts. We have already taken actions to amend certain contracts to incorporate a SOFR benchmark rate, and we expect other key contracts will be amended to incorporate a SOFR benchmark rate before the LIBOR phase out is completed. As of December 31, 2021, our remaining contracts containing exposure to LIBOR pertain only to LIBOR tenors that will be phased out by June 30, 2023.

As of December 31, 2021, we had approximately $1.0 billion of debt outstanding under our debt facilities, which bears interest determined by reference to a variable rate index. A one percentage point increase or decrease in interest rates would increase or decrease annual interest expense by approximately $2 million. This exposure includes the impact of associated forward interest rate swaps outstanding as of December 31, 2021. Refer to Note 11, Derivative Instruments in the Notes to Consolidated Financial Statements for further discussion of these risk mitigation activities. Exposure to variable interest may increase or decrease, to the extent that the Company’s borrowings under its debt facilities increase or decrease, respectively.

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

The currencies that we are primarily exposed to fluctuations in foreign currency exchange rates are the Euro, British Pound Sterling, and Czech Koruna. A one percentage point increase or decrease in exchange rates relative to the U.S. Dollar would increase or decrease our pre-tax income by approximately $2 million. This amount is inclusive of the impact of associated derivative contracts.

Item 8.Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Zebra Technologies Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Zebra Technologies Corporation and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 10, 2022 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.
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
We involved our tax professionals in the Company’s significant operating jurisdictions to assist in the evaluation of the Company’s tax obligations. We evaluated the Company’s transactional flows to assess whether they aligned with the Company’s strategic and operational shifts. We made inquiries of management and inspected internally and externally prepared documentation to understand current disputes and uncertain tax positions. We assessed the completeness of the tax matters identified and evaluated the Company’s assessment regarding the related status, potential exposure and risk of loss. We assessed the consistency of assumptions used in estimating provisions for key tax exposures and evaluated the adequacy of the Company’s disclosures of tax and ongoing tax matters.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2005.
Chicago, Illinois
February 10, 2022

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$332	$168
Accounts receivable, net of allowances for doubtful accounts of $1 million each as of December 31, 2021 and 2020	752	508
Inventories, net	491	511
Income tax receivable	8	16
Prepaid expenses and other current assets	106	70
Total Current assets	1,689	1,273
Property, plant and equipment, net	272	274
Right-of-use lease assets	131	135
Goodwill	3,265	2,988
Other intangibles, net	469	402
Deferred income taxes	192	139
Other long-term assets	197	164
Total Assets	$6,215	$5,375
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$69	$364
Accounts payable	700	601
Accrued liabilities	639	559
Deferred revenue	380	308
Income taxes payable	12	19
Total Current liabilities	1,800	1,851
Long-term debt	922	881
Long-term lease liabilities	121	129
Deferred income taxes	6	—
Long-term deferred revenue	315	273
Other long-term liabilities	67	97
Total Liabilities	3,231	3,231
Stockholders’ Equity:
Preferred stock, $.01 par value; authorized 10,000,000 shares; none issued	—	—
Class A common stock, $.01 par value; authorized 150,000,000 shares; issued 72,151,857 shares	1	1
Additional paid-in capital	462	395
Treasury stock at cost, 18,736,582 and 18,689,775 shares as of December 31, 2021 and 2020, respectively	(1,023)	(919)
Retained earnings	3,573	2,736
Accumulated other comprehensive loss	(29)	(69)
Total Stockholders’ Equity	2,984	2,144
Total Liabilities and Stockholders’ Equity	$6,215	$5,375
See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Year Ended December 31,
	2021	2020	2019
Net sales
Tangible products	$4,845	$3,813	$3,907
Services and software	782	635	578
Total Net sales	5,627	4,448	4,485
Cost of sales:
Tangible products	2,590	2,065	2,006
Services and software	409	380	379
Total Cost of sales	2,999	2,445	2,385
Gross profit	2,628	2,003	2,100
Operating expenses:
Selling and marketing	587	483	503
Research and development	567	453	447
General and administrative	348	304	323
Amortization of intangible assets	115	78	103
Acquisition and integration costs	25	23	22
Exit and restructuring costs	7	11	10
Total Operating expenses	1,649	1,352	1,408
Operating income	979	651	692
Other expenses:
Foreign exchange loss	(5)	(18)	(6)
Interest expense, net	(5)	(76)	(89)
Other (expense) income, net	(1)	3	1
Total Other expenses, net	(11)	(91)	(94)
Income before income tax	968	560	598
Income tax expense	131	56	54
Net income	$837	$504	$544
Basic earnings per share	$15.66	$9.43	$10.08
Diluted earnings per share	$15.52	$9.35	$9.97
See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended December 31,
	2021	2020	2019
Net income	$837	$504	$544
Other comprehensive income (loss), net of tax:
Changes in unrealized gains and losses on anticipated sales hedging transactions	46	(30)	(10)
Foreign currency translation adjustment	(6)	5	1
Comprehensive income	$877	$479	$535
See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except share data)

	Class A Common Stock Shares	Class A Common Stock Value	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2018	53,871,184	$1	$294	$(613)	$1,688	$(35)	$1,335
Issuances of treasury shares related to share-based compensation plans, net of forfeitures	594,399	—	(3)	14	—	—	11
Shares withheld to fund withholding tax obligations related to share-based compensation plans	(224,765)	—	—	(43)	—	—	(43)
Share-based compensation	—	—	48	—	—	—	48
Repurchase of common stock	(237,886)	—	—	(47)	—	—	(47)
Net income	—	—	—	—	544	—	544
Changes in unrealized gains and losses on anticipated sales hedging transactions (net of income taxes)	—	—	—	—	—	(10)	(10)
Foreign currency translation adjustment	—	—	—	—	—	1	1
Balance at December 31, 2019	54,002,932	$1	$339	$(689)	$2,232	$(44)	$1,839
Issuances of treasury shares related to share-based compensation plans, net of forfeitures	557,599	—	5	7	—	—	12
Shares withheld to fund withholding tax obligations related to share-based compensation plans	(149,709)	—	—	(37)	—	—	(37)
Share-based compensation	—	—	51	—	—	—	51
Repurchase of common stock	(948,740)	—	—	(200)	—	—	(200)
Net income	—	—	—	—	504	—	504
Changes in unrealized gains and losses on anticipated sales hedging transactions (net of income taxes)	—	—	—	—	—	(30)	(30)
Foreign currency translation adjustment	—	—	—	—	—	5	5
Balance at December 31, 2020	53,462,082	$1	$395	$(919)	$2,736	$(69)	$2,144
Issuances of treasury shares related to share-based compensation plans, net of forfeitures	150,097	—	(9)	(4)	—	—	(13)
Shares withheld to fund withholding tax obligations related to share-based compensation plans	(87,789)	—	—	(43)	—	—	(43)
Share-based compensation	—	—	76	—	—	—	76
Repurchase of common stock	(109,115)	—	—	(57)	—	—	(57)
Net income	—	—	—	—	837	—	837
Changes in unrealized gains and losses on anticipated sales hedging transactions (net of income taxes)	—	—	—	—	—	46	46
Foreign currency translation adjustment	—	—	—	—	—	(6)	(6)
Balance at December 31, 2021	53,415,275	$1	$462	$(1,023)	$3,573	$(29)	$2,984
See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income	$837	$504	$544
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	187	146	175
Amortization of debt issuance costs and discounts	2	3	6
Share-based compensation	76	51	48
Deferred income taxes	(69)	(40)	(42)
Unrealized (gain) loss on forward interest rate swaps	(30)	33	19
Other, net	(1)	1	(2)
Changes in operating assets and liabilities:
Accounts receivable, net	(239)	130	(96)
Inventories, net	18	(42)	51
Other assets	(23)	11	(20)
Accounts payable	96	47	(5)
Accrued liabilities	110	16	(18)
Deferred revenue	113	103	71
Income taxes	1	(5)	(31)
Other operating activities	(9)	4	(15)
Net cash provided by operating activities	1,069	962	685
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(452)	(548)	(262)
Purchases of property, plant and equipment	(59)	(67)	(61)
Proceeds from the sale of long-term investments	—	6	10
Purchases of short-term investments	(1)	—	—
Purchases of long-term investments	(34)	(32)	(22)
Net cash used in investing activities	(546)	(641)	(335)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	46	302	637
Payments of long term-debt	(303)	(342)	(949)
Payments of debt extinguishment costs	—	—	(1)
Payments of debt issuance costs and discounts	—	(1)	(6)
Payments for repurchases of common stock	(57)	(200)	(47)
Net payments related to share-based compensation plans	(56)	(25)	(32)
Change in unremitted cash collections from servicing factored receivables	(1)	109	33
Net cash used in financing activities	(371)	(157)	(365)
Effect of exchange rate changes on cash and cash equivalents, including restricted cash	—	(2)	1
Net increase (decrease) in cash and cash equivalents, including restricted cash	152	162	(14)
Cash and cash equivalents, including restricted cash, at beginning of period	192	30	44
Cash and cash equivalents, including restricted cash, at end of period	$344	$192	$30
Less restricted cash, included in Prepaid expenses and other current assets	(12)	(24)	—
Cash and cash equivalents at end of period	$332	$168	$30
Supplemental disclosures of cash flow information:
Income taxes paid	$199	$107	$140
Interest paid	$32	$38	$63
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

Effective January 1, 2021, the retail solutions product line, which provides a range of physical inventory management solutions with application in the retail industry, including solutions for full store physical inventories, cycle counts and analytics, moved from our Asset Intelligence & Tracking (“AIT”) segment into our Enterprise Visibility & Mobility (“EVM”) segment contemporaneous with a change in our organizational structure and management of the business. Prior period results have been reclassified to conform to the current period’s presentation. This change did not have an impact on the Consolidated Financial Statements. See Note 20, Segment Information & Geographic Data for additional information related to each segment’s results.

Note 2 Significant Accounting Policies

Principles of Consolidation
These accompanying consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States and include the accounts of Zebra and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Calendar
The Company’s fiscal year is a 52-week period ending on December 31. Interim fiscal quarters end on a Saturday and generally include 13 weeks of operating activity. During the 2021 fiscal year, the Company’s quarter end dates were April 3, July 3, October 2 and December 31.

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

Cash and Cash Equivalents
Cash consists primarily of deposits with banks. In addition, the Company considers highly liquid short-duration term deposits with banks, as well as other highly liquid short-term investments with original maturities of less than three months, to be cash equivalents. Cash equivalents are readily convertible to known amounts of cash and are so near their maturity that they present insignificant risk of a change in value because of changes in interest rates.

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

Property, Plant and Equipment
Property, plant and equipment is stated at cost less accumulated depreciation. Depreciation is computed primarily using the straight-line method over the estimated useful lives of the various classes of property, plant and equipment, which are thirty years for buildings and range from three to ten years for all other asset categories. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or ten years.

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

U.S. tax law contains the Global Intangible Low-Taxed Income (“GILTI”), Base Erosion Anti-Avoidance Tax (“BEAT”), and Deduction for Foreign-Derived Intangible Income (“FDII”) provisions, which relate to the taxation of certain foreign income. The Company recognizes its GILTI, BEAT, and FDII inclusions, when applicable, within income tax expense in the year included in its U.S. tax return.

Goodwill
Goodwill is not amortized, rather it is tested annually for impairment, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. Our annual impairment testing consists of comparing the estimated fair value of each reporting unit to its carrying value. If the carrying value of a reporting unit exceeds its estimated fair value, goodwill would be considered to be impaired and reduced to its implied fair value. We estimate the fair value of reporting units with valuation techniques, including both the income and market approaches. The income approach requires management to estimate a number of factors for each reporting unit, including projected future operating and cash flow results, economic projections, and discount rates. The market approach estimates fair value using comparable marketplace fair value data from within a comparable industry group.
We most recently performed our annual goodwill impairment testing in the fourth quarter of 2021 using a quantitative approach which did not result in any impairments. See Note 6, Goodwill and Other Intangibles for additional information.

Other Intangible Assets
Other intangible assets consist primarily of technology and patent rights, customer and other relationships, and trade names. These assets, which are generally acquired through business combinations, are recorded at fair value upon acquisition and amortized on a straight-line basis over the asset’s useful life which typically range from two to ten years.

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

Investments in Securities
The Company’s investments primarily include equity securities that are accounted for at cost, adjusted for impairment losses or changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. These investments are primarily in venture capital backed technology companies where the Company's ownership interest is less than 20% and the Company does not have the ability to exercise significant influence. See Note 8, Investments for additional information.

Revenue Recognition
Revenues are primarily comprised of sales of hardware, supplies, services, solutions and software offerings. We recognize revenues when we transfer control of promised goods or services to our customers in an amount that reflects the consideration to which we expect to receive, which includes estimates of variable consideration, in exchange for those goods or services. We are typically the principal in all elements of our transactions and record Net sales and Cost of sales on a gross basis. Substantially all revenues for tangible products, supplies and perpetual or term software licenses are recognized at a point in time, which is generally upon shipment, when control and the risks and rewards of ownership have transferred to the customer, and the Company has a contractual right to payment. Revenues for our service offerings are recognized over time. Our service offerings include repair and maintenance service contracts, as well as professional services such as installation, integration and provisioning that typically occur in the early stages of a project. The average life of repair and maintenance service contracts is approximately three years. Professional service arrangements range in duration from a day to several weeks or months. Revenues for solutions, including Company-hosted software license and maintenance agreements, are typically recognized over time.

The Company elects to exclude from the transaction price sales and other taxes assessed by a governmental authority and collected by the Company from a customer. The Company also considers shipping and handling activities as part of its fulfillment costs and not as a separate performance obligation. See Note 3, Revenues for additional information.

Research and Development Costs
Research and development (“R&D”) costs include:
•Salaries, benefits, and other R&D personnel related costs;
•Consulting and other outside services used in the R&D process;
•Engineering supplies;
•Engineering related information systems costs; and
•Allocation of building and related costs.

R&D costs are expensed as incurred, including those associated with developing and maintaining software within our customer offerings. The Company typically applies a dynamic and iterative approach to developing customer product and software offerings as well as ongoing software feature and functionality enhancement releases, and accordingly, such costs do not meet capitalization criteria.

Advertising

Advertising costs are expensed as incurred. These costs totaled $35 million, $25 million, and $19 million for the years ended 2021, 2020 and 2019, respectively.

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

Contingencies
The Company establishes a liability for loss contingencies when the loss is both probable and estimable. In addition, for some matters for which a loss is probable or reasonably possible, a reliable estimate of the amount of loss or range of loss is not possible, and we may be unable to estimate the possible loss or range of losses that could potentially result from the application of non-monetary remedies.

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

Share-Based Compensation
The Company has share-based compensation plans and an employee stock purchase plan under which shares of Class A Common Stock are available for future grant and purchase. The Company recognizes compensation costs over the vesting period which is typically three years, net of estimated forfeitures. Compensation costs associated with awards with graded vesting terms are recognized on a straight-line basis. See Note 15, Share-Based Compensation for additional information.

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

Acquisitions
We account for acquired businesses using the acquisition method of accounting. This method requires that the purchase price be allocated to the identifiable assets acquired and liabilities assumed, generally measured at their estimated fair values. The excess of the purchase price over the identifiable assets acquired and liabilities assumed is recorded as goodwill.
The estimates used to determine the fair values of long-lived assets, such as intangible assets, can be complex and require judgment. Critical estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from revenues and operating activities and the determination of discount rates. Management’s estimates of fair value are based on estimates and assumptions utilized as part of the purchase price allocation process and are believed to be reasonable; however elements of these estimates and assumptions are inherently uncertain and subject to refinement during the measurement period, which is up to one year after the acquisition date.
Recently Adopted Accounting Pronouncements
In October 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”). ASU 2021-08 requires contract assets and contract liabilities acquired in a business acquisition to be recognized and measured in accordance with ASC 606, Revenues from Contracts with Customers, which we generally expect will result in the recognition and measurement of contract assets and contract liabilities in a manner that is consistent with the acquiree. Prior to the adoption of ASU 2021-08, the Company measured contract assets and contract liabilities acquired in business acquisitions at fair value. The Company early adopted ASU 2021-08 in the fourth quarter of 2021, with applicability to the accounting for our 2021 business acquisitions and any future business acquisitions. The application of ASU 2021-08 did not have a significant effect on the recognition and measurement of acquired assets and liabilities associated with our 2021 acquisitions.

In March 2020, the FASB issued Accounting Standards Update ASU 2020-04, Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). Subject to meeting certain criteria, ASU 2020-04 provides optional expedients and exceptions to applying contract modification accounting under existing generally accepted accounting principles for contracts that are modified to address the phase out of the London Inter-bank Offered Rate (“LIBOR”). The Company amended certain contracts in the fourth quarter of 2021 to replace LIBOR with alternative reference rates, primarily the Secured Overnight Financing Rate. We adopted and applied ASU 2020-04 in the accounting for those amendments, which did not have a material impact on the consolidated financial statements. We anticipate negotiating similar amendments to other contracts that include LIBOR tenors that are expected to be phased out by June 30, 2023, and do not expect those amendments to have a material impact on the consolidated financial statements.

Note 3 Revenues

The Company recognizes revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration which it expects to receive for providing those goods or services. To determine total expected consideration, the Company estimates elements of variable consideration, which primarily include product rights of return, rebates, and other incentives. These estimates are developed using the expected value method and are reviewed and updated, as necessary, at each reporting period. Revenues, inclusive of variable consideration, are recognized to the extent it is probable that a significant reversal in cumulative revenues recognized will not occur in future periods.

We enter into contracts that may include various combinations of tangible products, services, solutions and software offerings, which are generally capable of being distinct and accounted for as separate performance obligations. We evaluate whether two or more contracts should be combined and accounted for as a single contract and whether the combined or single contract has more than one performance obligation. This evaluation requires judgment, and the decision to combine a group of contracts or separate the combined or single contract into multiple distinct performance obligations may impact the amount of revenue recorded in a reporting period. We deem performance obligations to be distinct if the customer can benefit from the product or service on its own or together with readily available resources (“capable of being distinct”) and if the transfer of products, solutions or services is separately identifiable from other promises in the contract (“distinct within the context of the contract”).

For contract arrangements that include multiple performance obligations, we allocate the total transaction price to each performance obligation in an amount based on the estimated relative standalone selling prices for each performance obligation. In general, standalone selling prices are observable for tangible products and software licenses, while standalone selling prices for professional services, repair and maintenance services, and solutions are developed primarily with an expected cost-plus margin approach. Regional pricing, marketing strategies and business practices are evaluated to derive estimated standalone selling prices.

The Company recognizes revenue for each performance obligation upon transfer of control of the promised goods or services. Control is deemed to have been transferred when the customer has the ability to direct the use of and has obtained substantially all of the remaining benefits from the goods and services. The determination of whether control transfers at a point in time or over time requires judgment and includes our consideration of the following: 1) whether the customer simultaneously receives and consumes the benefits provided as the Company performs its promises; 2) whether the Company’s performance creates or enhances an asset that is under control of the customer; and 3) whether the Company’s performance does not create an asset with an alternative use to the Company, while the Company has an enforceable right to payment for its performance completed to date.

Revenues for products are generally recognized upon shipment, whereas revenues for services and solutions offerings are generally recognized over time by using an output or time-based method, assuming all other criteria for revenue recognition have been met. Revenues for software are recognized either upon delivery or over time using a time-based method, depending upon how control is transferred to the customer. In cases where a bundle of products, services, solutions and/or software are delivered to the customer, judgment is required to select the method of progress which best reflects the transfer of control.

Disaggregation of Revenue
The following table presents our Net sales disaggregated by product category for each of our segments, AIT and EVM, for the years ended December 31, 2021, 2020 and 2019 (in millions):

	Year Ended December 31, 2021
Segment	Tangible Products	Services and Software	Total
AIT	$1,577	$110	$1,687
EVM	3,268	678	3,946
Corporate, eliminations (1)	—	(6)	(6)
Total	$4,845	$782	$5,627

	Year Ended December 31, 2020
Segment	Tangible Products	Services and Software	Total
AIT	$1,298	$94	$1,392
EVM	2,515	548	3,063
Corporate, eliminations (1)	—	(7)	(7)
Total	$3,813	$635	$4,448

	Year Ended December 31, 2019
Segment	Tangible Products	Services and Software	Total
AIT	$1,347	$100	$1,447
EVM	2,560	478	3,038
Total	$3,907	$578	$4,485

(1) Amounts included in Corporate, eliminations consist of purchase accounting adjustments.

In addition, refer to Note 20, Segment Information & Geographic Data for Net sales to customers by geographic region.

Performance Obligations
The Company’s remaining performance obligations primarily relate to repair and support services, as well as solutions offerings. The aggregated transaction price allocated to remaining performance obligations for arrangements with an original term exceeding one year was $1,033 million and $974 million, inclusive of deferred revenue, as of December 31, 2021 and 2020, respectively. On average, remaining performance obligations as of December 31, 2021 and 2020 are expected to be recognized over a period of approximately two years.

Contract Balances
Progress on satisfying performance obligations under contracts with customers related to billed revenues is reflected on the Consolidated Balance Sheets in Accounts receivable, net. Progress on satisfying performance obligations under contracts with customers related to unbilled revenues (“contract assets”) is reflected on the Consolidated Balance Sheets as Prepaid expenses and other current assets for revenues expected to be billed within the next twelve months, and Other long-term assets for revenues expected to be billed thereafter. The total contract asset balances were $10 million each as of December 31, 2021 and 2020. These contract assets result from timing differences between the billing and satisfying performance obligations, as well as the impact from the allocation of the transaction price among performance obligations for contracts that include multiple performance obligations. Contract assets are evaluated for impairment and no impairment losses have been recognized during the years ended December 31, 2021, 2020 and 2019.

Deferred revenue on the Consolidated Balance Sheets consists of payments and billings in advance of our performance. The combined short-term and long-term deferred revenue balances were $695 million and $581 million as of December 31, 2021 and 2020, respectively. The Company recognized $319 million, $256 million and $219 million in revenue that was previously included in the beginning balance of deferred revenue during the years ended December 31, 2021, 2020 and 2019, respectively.

Our payment terms vary by the type and location of our customer and the products, solutions or services offered. The time between invoicing and when payment is due is not significant. In instances where the timing of revenue recognition differs from the timing of invoicing, we have determined that our contracts do not include a significant financing component.

Costs to Obtain a Contract
Our incremental direct costs of obtaining a contract, which consist of sales commissions and incremental fringe benefits, are deferred and amortized over the weighted-average contract term. The incremental costs to obtain a contract are derived at a portfolio level and amortized on a straight-line basis. The total ending balance of deferred commission costs, which are recorded in Prepaid expenses and other current assets or Other long-term assets on the Consolidated Balance Sheets, depending on the timing of expected amortization, was $28 million and $23 million as of December 31, 2021 and 2020, respectively. Amortization of deferred commission costs, which is recorded in Selling and Marketing expense on the Consolidated Statements of Operations, was $18 million, $14 million and $11 million during the years ended December 31, 2021, 2020 and 2019, respectively. Incremental costs of obtaining a contract are expensed as incurred if the amortization period would otherwise be one year or less.

Note 4 Inventories

The components of Inventories, net are as follows (in millions):

	December 31, 2021	December 31, 2020
Raw materials	$196	$117
Work in process	3	4
Finished goods	292	390
Total Inventories, net	$491	$511

Note 5 Business Acquisitions

Antuit
On October 7, 2021, the Company acquired Antuit Holdings Pte. Ltd. (“Antuit”), a provider of demand-sensing and pricing optimization software solutions for retail and consumer products companies. Through this acquisition, the Company intends to enhance its solution offerings to customers in these industries by combining Antuit’s platform with its existing software solutions and EVM products.

The acquisition was accounted for under the acquisition method of accounting for business combinations. The Company’s cash purchase consideration was $145 million in cash paid, net of Antuit’s cash on-hand.

The Company utilized estimated fair values as of the acquisition date to allocate the total purchase consideration to the identifiable assets acquired and liabilities assumed. The fair value of the net assets acquired was based on several estimates and assumptions, as well as customary valuation techniques, primarily the excess earnings method for technology and patent intangible assets. While we believe these estimates provide a reasonable basis to record the net assets acquired, the purchase price allocation is considered preliminary and subject to adjustment during the measurement period, which is up to one year from the acquisition date. The primary fair value estimates still considered preliminary as of December 31, 2021 include intangible assets and income tax-related items.

The preliminary purchase price allocation to assets acquired and liabilities assumed was as follows (in millions):

Identifiable intangible assets	$47
Accounts receivable	9
Other assets acquired	4
Deferred tax liabilities	(11)
Other liabilities assumed	(9)
Net assets acquired	$40
Goodwill on acquisition	105
Total purchase price	$145

The $105 million of goodwill, which is non-deductible for tax purposes, has been allocated to the EVM segment and principally relates to the planned expansion of Antuit’s portfolio and integration with the Company’s existing solution offerings as well as expansion into current and new markets, industries and product offerings.

The preliminary purchase price allocation to identifiable intangible assets acquired was as follows:

	Fair Value (in millions)	Useful Life (in years)
Technology and patents	$39	8
Customer and other relationships	7	2
Trade names	1	2
Total identifiable intangible assets	$47

In connection with the acquisition of Antuit, the Company also granted share-based compensation awards in the form of stock and cash-settled restricted stock units with an approximate fair value of $5 million. The total fair value of the awards is attributable to post-acquisition service and will generally be expensed over a three-year service period.

The Company has not included unaudited pro forma results, as if Antuit had been acquired as of January 1, 2020, as doing so would not yield materially different results.

Fetch
On August 9, 2021, the Company acquired Fetch Robotics, Inc. (“Fetch”), a provider of autonomous mobile robot solutions for customers who operate in the manufacturing, distribution, and fulfillment industries, enabling customers to optimize workflows through robotic automation. Through this acquisition, the Company intends to expand its automation solution offerings within these industries.

The acquisition was accounted for under the acquisition method of accounting for business combinations. The total purchase consideration was $301 million, which consisted of $290 million in cash paid, net of Fetch’s cash on-hand, and the fair value of the Company’s existing ownership interest in Fetch of $11 million, as remeasured upon acquisition. This remeasurement resulted in a $1 million gain reflected in Other (expense) income, net on the Consolidated Statements of Operations.

The Company utilized estimated fair values as of the acquisition date to allocate the total purchase consideration to the identifiable assets acquired and liabilities assumed. The fair value of the net assets acquired was based on several estimates and assumptions, as well as customary valuation techniques, primarily the excess earnings method for technology and patent intangible assets. While we believe these estimates provide a reasonable basis to record the net assets acquired, the purchase price allocation is considered preliminary and subject to adjustment during the measurement period, which is up to one year from the acquisition date. The primary fair value estimates still considered preliminary as of December 31, 2021 include intangible assets and income tax-related items.

The preliminary purchase price allocation to assets acquired and liabilities assumed was as follows (in millions):

Identifiable intangible assets	$114
Right-of-use lease asset	11
Inventories	6
Deferred tax assets	6
Other assets acquired	5
Lease liability	(11)
Other liabilities assumed	(4)
Net assets acquired	$127
Goodwill on acquisition	174
Total purchase price	$301

The $174 million of goodwill, which is non-deductible for tax purposes, has been allocated to the EVM segment and principally relates to the planned geographic expansion and integration of Fetch into the Company’s manufacturing and warehouse automation offerings.

During the fourth quarter of 2021, the Company recorded measurement period adjustments relating to facts and circumstances existing as of the acquisition date, which are included in the preliminary purchase price allocation above. The primary measurement period adjustment was related to the realizability of income tax net operating losses, resulting in a $33 million increase in net deferred tax assets and a corresponding decrease in goodwill.

The preliminary purchase price allocation to identifiable intangible assets acquired was as follows:

	Fair Value (in millions)	Useful Life (in years)
Technology and patents	$100	7
Customer and other relationships	5	2
Trade names	9	5
Total identifiable intangible assets	$114

In connection with the acquisition of Fetch, the Company granted share-based compensation awards, principally as a replacement for unvested Fetch stock options, in the form of stock-settled restricted stock units. The total fair value of approximately $23 million is attributable to post-acquisition service and will generally be expensed over a three-year service period.

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

Reflexis
On September 1, 2020, the Company acquired Reflexis Systems, Inc. (“Reflexis”), a provider of task and workforce management, execution, and communication solutions for customers in the retail, food service, hospitality, and banking industries. Through its acquisition of Reflexis, the Company enhanced its solution offerings to customers in these industries by combining Reflexis’ platform with its existing software solutions and its EVM product offerings.

The Reflexis acquisition was accounted for under the acquisition method of accounting for business combinations. The Company’s final cash purchase consideration was $547 million, net of Reflexis’ cash on-hand and including resolution of contractual matters that resulted in escrow proceeds of $1 million being received by the Company in 2021.

The acquisition of Reflexis was funded, in part, by the issuance of a new term loan (the “2020 Term Loan”) in the amount of $200 million. The acquisition of Reflexis was otherwise funded using the Company’s cash on hand and borrowing under the Company’s existing Revolving Credit Facility. See additional details related to the Company’s debt arrangements in Note 12, Long-Term Debt.

In connection with its acquisition of Reflexis, and in exchange for the cancellation of unvested Reflexis stock options, the Company granted replacement share-based compensation awards to certain Reflexis employees in the form of Zebra incentive stock options. The total fair value of approximately $9 million is primarily attributable to post-acquisition service and expensed over the remaining service period. See Note 15, Share-Based Compensation for additional details related to these options.

The Company utilized estimated fair values as of the acquisition date to allocate the total purchase consideration to the identifiable assets acquired and liabilities assumed. The fair value of the net assets acquired was based on several estimates and assumptions, as well as customary valuation techniques, primarily the excess earnings method for technology and patent intangible assets, as well as exit cost methodologies for liabilities such as deferred revenues.

The purchase price allocation to assets acquired and liabilities assumed was as follows (in millions):

Identifiable intangible assets	$213
Accounts receivable	20
Property, plant and equipment	10
Other assets acquired	17
Deferred revenue	(16)
Deferred tax liabilities	(39)
Other liabilities assumed	(14)
Net assets acquired	$191
Goodwill on acquisition	356
Total purchase consideration	$547

The $356 million of goodwill, which is non-deductible for tax purposes, has been allocated to the EVM segment and principally relates to the planned integration of Reflexis’ solution offerings with the Company’s existing solution offerings as well as expansion in current and new markets, industries and product offerings.

In 2021, the Company finalized the purchase price allocation and recorded measurement period adjustments consisting of a $9 million increase to the trade name intangible asset and a $2 million increase to deferred tax liabilities resulting in a $7 million reduction of goodwill.

The purchase price allocation to identifiable intangible assets acquired was:

	Fair Value (in millions)	Useful Life (in years)
Technology and patents	$160	8
Customer and other relationships	43	2
Trade names	10	8
Total identifiable intangible assets	$213

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

The Profitect acquisition was accounted for under the acquisition method of accounting for business combinations. The total purchase consideration was $79 million, which consisted of $75 million in cash paid, net of cash on-hand, and the fair value of the Company’s existing ownership interest in Profitect of $4 million, as remeasured upon acquisition. This remeasurement resulted in a $4 million gain reflected within Other (expense) income, net on the Consolidated Statements of Operations in 2019.

The purchase consideration was allocated to the assets acquired and liabilities assumed based on their fair values as of the acquisition date. The fair value of intangible assets was derived utilizing a number of estimates and assumptions as well as customary valuation procedures and techniques, principally the excess earnings methodology for technology and patent intangible assets.

The purchase price allocation to assets acquired and liabilities assumed was as follows (in millions):

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

The purchase consideration was allocated to the assets acquired and liabilities assumed based on their fair values as of the acquisition date. The fair value of intangible assets was derived utilizing a number of estimates and assumptions as well as customary valuation procedures and techniques, including the excess earnings and relief from royalties methodologies.

The purchase price allocation to assets acquired and liabilities assumed was as follows (in millions):

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

Acquisition and integration costs
The Company incurred approximately $25 million of acquisition-related costs in 2021, primarily related to third-party transaction and advisory fees associated with our business acquisitions, as well as transaction bonuses paid to existing Antuit option holders. These costs are included within Acquisition and integration costs on the Consolidated Statements of Operations.

The Company incurred approximately $23 million of acquisition-related costs during 2020, which primarily consisted of payments to settle certain existing Reflexis share-based compensation awards whose vesting was accelerated at the discretion of Reflexis contemporaneously with the acquisition. Those payments, as well as $9 million of other acquisition-related costs primarily related to third-party transaction and advisory fees associated with our business acquisitions, are included within Acquisition and integration costs on the Consolidated Statements of Operations.

The Company incurred approximately $22 million of acquisition-related costs during 2019, which primarily consisted of payments to settle certain existing Profitect share-based compensation awards whose vesting was accelerated at the discretion of Profitect contemporaneously with the acquisition. Those payments, as well as $9 million of other acquisition-related costs primarily related to third-party transaction and advisory fees associated with our business acquisitions, are included within Acquisition and integration costs on the Consolidated Statements of Operations.

Note 6 Goodwill and Other Intangibles

Goodwill
Changes in the net carrying value of goodwill by segment were as follows (in millions):

	AIT	EVM	Total
Goodwill as of December 31, 2019	$227	$2,395	$2,622
Reflexis acquisition	—	364	364
Temptime purchase price allocation adjustments	1	—	1
Foreign exchange impact	—	1	1
Goodwill as of December 31, 2020	$228	$2,760	$2,988
Retail Solutions move to EVM segment, effective January 1, 2021	(59)	59	—
Antuit acquisition	—	105	105
Fetch acquisition	—	174	174
Adaptive Vision acquisition	—	7	7
Reflexis purchase price allocation adjustments	—	(7)	(7)
Reflexis purchase price reduction	—	(1)	(1)
Foreign exchange impact	—	(1)	(1)
Goodwill as of December 31, 2021	$169	$3,096	$3,265

See Note 5, Business Acquisitions for further details related to the Company’s acquisitions and purchase price allocation adjustments.

The Company’s goodwill balance consists of four reporting units. The Company completed its annual goodwill impairment testing during the fourth quarter of 2021 utilizing a quantitative approach. The estimated fair value of each reporting unit continues to significantly exceed its carrying value. However, there is risk of future impairment to the extent that an individual reporting unit’s performance does not meet projections. Additionally, if our current assumptions and estimates, including projected revenues and income growth rates, terminal growth rates, competitive and consumer trends, market-based discount rates, and other market factors are not met, or if other valuation factors outside of our control change unfavorably, the estimated fair value of our reporting units could be adversely affected, leading to a potential impairment in the future.

No events occurred during the fiscal years ended 2021, 2020, or 2019 that indicated it was more likely than not that our goodwill was impaired.

Other Intangibles, net
The balances in Other Intangibles, net consisted of the following (in millions):

	As of December 31, 2021			As of December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets
Technology and patents	$889	$(566)	$323	$739	$(527)	$212
Customer and other relationships	631	(503)	128	620	(431)	189
Trade names	64	(46)	18	44	(43)	1
Total	$1,584	$(1,115)	$469	$1,403	$(1,001)	$402

Amortization expense was $115 million, $78 million, and $103 million for fiscal years ended 2021, 2020 and 2019, respectively.

Estimated future intangible asset amortization expense is as follows (in millions):

Year Ended December 31,
2022	$118
2023	71
2024	67
2025	66
2026	63
Thereafter	84
Total	$469

Note 7 Property, Plant and Equipment

Property, plant and equipment, net is comprised of the following (in millions):

	December 31,
	2021	2020
Buildings	$75	$68
Land	7	7
Machinery and equipment	276	248
Furniture and office equipment	26	25
Software and computer equipment	127	162
Leasehold improvements	94	92
Projects in progress	40	41
	645	643
Less accumulated depreciation	(373)	(369)
Property, plant and equipment, net	$272	$274

Depreciation expense was $72 million, $68 million and $72 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Note 8 Investments

The carrying value of the Company’s long-term investments was $101 million and $77 million as of December 31, 2021 and 2020, respectively, which are included in Other long-term assets on the Consolidated Balances Sheets. The Company paid $34 million, $32 million, and $22 million for the purchases of long-term investments during the years ended December 31, 2021, 2020, and 2019, respectively. The Company’s payments for the purchases of long-term investments during 2020 primarily related to the acquisition of additional shares in an existing investment and was considered an observable price change resulting in a $7 million gain.

The Company also received cash proceeds of $6 million and $10 million related to the sale of a long-term investments during the years ended December 31, 2020 and 2019, respectively.

Net gains related to the Company’s long-term investments, which are included within Other (expense) income, net on the Consolidated Statements of Operations, were $2 million, $5 million, and $3 million during the years ended December 31, 2021, 2020, and 2019, respectively.

Note 9 Exit and Restructuring Costs

In the fourth quarter of 2021, the Company committed to organizational design changes intended to better meet its strategic objectives and improve cost efficiency (referred to as the “2021 Productivity Plan”), principally within the Europe, Middle East, and Africa (“EMEA”) and North America regions. Exit and restructuring charges associated with the 2021 Productivity Plan, which primarily related to employee benefits and severance, were $7 million during the year ended December 31, 2021. Estimated remaining costs under the 2021 Productivity Plan, which is expected to be completed by 2022, are expected to be up to $3 million.

In the fourth quarter of 2019, the Company committed to certain organizational changes designed to generate operational efficiencies (referred to as the “2019 Productivity Plan”), principally in the North America and EMEA regions. The 2019 Productivity Plan was completed in 2020.  Exit and restructuring charges associated with the 2019 Productivity Plan, which primarily related to employee severance and benefits, were $11 million and $8 million during the years ended December 31, 2020 and 2019, respectively.

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
The Company’s financial assets and liabilities carried at fair value as of December 31, 2021, are classified below (in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange contracts (1)	$—	$23	$—	$23
Money market investments related to the deferred compensation plan	37	—	—	37
Total Assets at fair value	$37	$23	$—	$60
Liabilities:
Forward interest rate swap contracts (2)	$—	$16	$—	$16
Liabilities related to the deferred compensation plan	37	—	—	37
Total Liabilities at fair value	$37	$16	$—	$53

The Company’s financial assets and liabilities carried at fair value as of December 31, 2020, are classified below (in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Money market investments related to the deferred compensation plan	$30	$—	$—	$30
Total Assets at fair value	$30	$—	$—	$30
Liabilities:
Foreign exchange contracts (1)	$3	$34	$—	$37
Forward interest rate swap contracts (2)	—	46	—	46
Liabilities related to the deferred compensation plan	30	—	—	30
Total Liabilities at fair value	$33	$80	$—	$113

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
In accordance with ASC 815, the Company recognizes derivative instruments as either assets or liabilities on the Consolidated Balance Sheets and measures them at fair value. The following table presents the fair value of its derivative instruments (in millions):

	Asset (Liability)
		Fair Values as of December 31,
	Balance Sheets Classification	2021	2020
Derivative instruments designated as hedges:
Foreign exchange contracts	Prepaid expenses and other current assets	$23	$—
Foreign exchange contracts	Accrued liabilities	—	(34)
Total derivative instruments designated as hedges		$23	$(34)

Derivative instruments not designated as hedges:
Foreign exchange contracts	Accrued liabilities	$—	$(3)
Forward interest rate swaps	Accrued liabilities	(15)	(17)
Forward interest rate swaps	Other long-term liabilities	(1)	(29)
Total derivative instruments not designated as hedges		$(16)	$(49)
Total net derivative asset (liability)		$7	$(83)

The following table presents the net gains (losses) from changes in fair values of derivatives that are not designated as hedges (in millions):

	Gain (Loss) Recognized in Income
	Statements of Operations Classification	Year Ended December 31,
		2021	2020	2019
Derivative instruments not designated as hedges:
Foreign exchange contracts	Foreign exchange loss	$7	$(12)	$(3)
Forward interest rate swaps	Interest expense, net	13	(46)	(19)
Total gain (loss) recognized in income		$20	$(58)	$(22)

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

The Company’s master netting and other similar arrangements with the respective counterparties allow for net settlement under certain conditions, which are designed to reduce credit risk by permitting net settlement with the same counterparty. We present the assets and liabilities of our derivative financial instruments, for which we have net settlement agreements in place, on a net basis on the Consolidated Balance Sheets. If the derivative financial instruments had been presented gross on the Consolidated Balance Sheets, the asset and liability positions would have increased by $1 million as of December 31, 2021 and would have been unchanged as of December 31, 2020.

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

The Company manages the exchange rate risk of anticipated Euro-denominated sales using forward contracts, which typically mature within twelve months of execution. The Company designates these derivative contracts as cash flow hedges. Unrealized gains and losses on these contracts are deferred in Accumulated other comprehensive income (loss) (“AOCI”) on the Consolidated Balance Sheets until the contract is settled and the hedged sale is realized. The realized gain or loss is then recorded as an adjustment to Net sales on the Consolidated Statements of Operations. Realized amounts reclassified to Net sales were $2 million and $6 million of losses for the years ended December 31, 2021 and 2020, respectively, and $42 million of gains for the year ended December 31, 2019. As of December 31, 2021 and 2020, the notional amounts of the Company’s foreign exchange cash flow hedges were €675 million and €585 million, respectively. The Company has reviewed its cash flow hedges for effectiveness and determined that they are highly effective.

The Company uses forward contracts, which are not designated as hedging instruments, to manage its exposures related to net assets denominated in foreign currencies. These forward contracts typically mature within one month after execution. Monetary gains and losses on these forward contracts are recorded in income and are generally offset by the transaction gains and losses related to their net asset positions. The notional values and the net fair values of these outstanding contracts were as follows (in millions):

	December 31,
	2021		2020
Notional balance of outstanding contracts:
British Pound/U.S. Dollar		£13		£10
Euro/U.S. Dollar		€142		€123
Euro/Czech Koruna		€16		€—
Japanese Yen/U.S. Dollar		¥—		¥354
Singapore Dollar/U.S. Dollar	S$	16	S$	12
Mexican Peso/U.S. Dollar	Mex$	64	Mex$	36
Polish Zloty/U.S. Dollar	zł	103	zł	—
Net fair value of liabilities of outstanding contracts		$—		$3

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

The Company has entered into long-term forward interest rate swap agreements with a total notional amount of $800 million to lock into a fixed LIBOR interest rate base for its debt facilities subject to monthly interest payments. Under the terms of the agreements, $800 million in variable-rate debt will be swapped for a fixed interest rate. The Company has made, and will continue to make, monthly net settlements on its interest rate swaps through August 2024, coinciding with the maturities of Term Loan A and the Revolving Credit Facility. These interest rate swaps are not designated as hedges and changes in fair value are recognized immediately as Interest expense, net on the Consolidated Statements of Operations.

Note 12 Long-Term Debt

The following table shows the carrying value of the Company’s debt (in millions):

	December 31,
	2021	2020
Term Loan A	$888	$917
2020 Term Loan	—	100
Receivables Financing Facilities	108	235
Total debt	$996	$1,252
Less: Debt issuance costs	(3)	(5)
Less: Unamortized discounts	(2)	(2)
Less: Current portion of debt	(69)	(364)
Total long-term debt	$922	$881

As of December 31, 2021, the future maturities of debt are as follows (in millions):

2022	$69
2023	82
2024	845
Total future maturities of debt	$996
All borrowings as of December 31, 2021 were denominated in U.S. Dollars.
The estimated fair value of the Company’s debt approximated $1.0 billion and $1.3 billion as of December 31, 2021 and 2020, respectively. These fair value amounts, developed based on inputs classified as Level 2 within the fair value hierarchy, represent the estimated value at which the Company’s lenders could trade its debt within the financial markets and do not represent the settlement value of these liabilities to the Company. The fair value of debt will continue to vary each period based on a number of factors, including fluctuations in market interest rates as well as changes to the Company’s credit ratings.
Term Loan A
The principal on Term Loan A is due in quarterly installments, with the next quarterly installment due in March 2022 and the majority due upon the August 9, 2024 maturity date. The Company may make prepayments, in whole or in part, without premium or penalty, and would be required to prepay certain outstanding amounts in the event of certain circumstances or transactions. As of December 31, 2021, the Term Loan A interest rate was 1.35%. Interest payments are made monthly and are subject to variable rates plus an applicable margin.

2020 Term Loan
In September 2020, the Company entered into a new $200 million term loan (“2020 Term Loan”), with the proceeds used to partly fund the acquisition of Reflexis. The Company repaid $100 million of principal during the fourth quarter of 2020 and the remaining $100 million of principal in the first quarter of 2021.

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

As of December 31, 2021, the Company’s Consolidated Balance Sheets included $643 million of receivables that were pledged under the two Receivables Financing Facilities. As of December 31, 2021, $108 million had been borrowed, of which $13 million was classified as current. Borrowings under the Receivables Financing Facilities bear interest at a variable rate plus an applicable margin. As of December 31, 2021, the Receivables Financing Facilities had an average interest rate of 0.99%. Interest is paid on these borrowings on a monthly basis.

Revolving Credit Facility
The Company has a Revolving Credit Facility that is available for working capital and other general business purposes, including letters of credit. As of December 31, 2021, the Company had letters of credit totaling $7 million, which reduced funds available for borrowings under the Revolving Credit Facility from $1 billion to $993 million. No borrowings were outstanding under the Revolving Credit Facility as of December 31, 2021 or December 31, 2020.  Upon borrowing, interest payments are made monthly and are subject to variable rates plus an applicable margin. The Revolving Credit Facility matures on August 9, 2024.

In 2019, the Company entered into its second amendment to the Amended and Restated Credit Agreement (“Amendment No. 2”), which increased the Company’s borrowing under Term Loan A from $608 million to $1 billion and increased the Company’s borrowing capacity under the Revolving Credit Facility from $800 million to $1 billion. Additionally, a payment of $445 million was made to fully pay off a previously outstanding term loan.

The refinancing of the Company’s long-term credit facilities during 2019 resulted in non-cash accelerated amortization of debt discount and debt issuance costs of $4 million and one-time charges of $3 million, which included certain third party fees and the accelerated amortization of losses on terminated interest rate swaps released from AOCI. These items are included in Interest Expense, net on the Consolidated Statements of Operations. Additionally, issuance costs of $6 million incurred related to this debt refinancing were capitalized and are amortized over the remaining term of Term Loan A and the Revolving Credit Facility.

Each of the Company’s borrowing arrangements described above include terms and conditions that limit the incurrence of additional borrowings and require that certain financial ratios be maintained at designated levels. As of December 31, 2021, the Company was in compliance with all debt covenants.

The Company uses interest rate swaps to manage the interest rate risk associated with its debt. See Note 11, Derivative Instruments for further information.

Note 13 Leases

The Company leases various manufacturing and repair facilities, distribution centers, research facilities, sales and administrative offices, equipment, and vehicles. All leases are classified as operating leases with remaining terms of up to 11 years, with certain leases containing renewal options and termination options.

The Company records ROU assets and lease liabilities on the Consolidated Balance Sheets associated with the fixed lease and non-lease payments of leases with terms greater than one year.

The following table presents activities associated with our leases (in millions):

	December 31,
	2021	2020	2019
Fixed lease expenses	$39	$35	$37
Variable lease expenses	37	34	29
Total lease expenses	$76	$69	$66

Cash paid for leases	$76	$69	$67

ROU assets obtained in exchange for lease obligations	$32	$55	$42
Reductions of ROU assets and lease liabilities	—	(3)	(16)
Net non-cash increases to ROU assets and lease liabilities	$32	$52	$26

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

Cash payments for leases are included within Net cash provided by operating activities on the Consolidated Statements of Cash Flows.

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

Reductions of the Company’s ROU assets and lease liabilities generally relate to modifications to lease agreements that result in a reduction to future minimum lease payments, as well as changes in assessments that render it no longer reasonably certain that lease renewal options will be exercised based on facts and circumstances that arose during the period. The Company’s reduction of ROU assets and lease liabilities during 2021 and 2020 were not significant, whereas the 2019 reduction was primarily related to a modification to a distribution center lease agreement that resulted in a reduction to fixed future minimum lease payments.

The weighted average remaining term of the Company’s leases was approximately 6 years each as of December 31, 2021, 2020 and 2019. The weighted average discount rate used to measure the ROU assets and lease liabilities was approximately 5% as of December 31, 2021 and 2020, and 6% as of December 31, 2019.

Future minimum lease payments under non-cancellable leases as of December 31, 2021 were as follows (in millions):

2022	$40
2023	36
2024	30
2025	24
2026	18
Thereafter	27
Total future minimum lease payments	$175
Less: Interest	(21)
Present value of lease liabilities	$154

Reported as of December 31, 2021:
Current portion of lease liabilities	$33
Long-term lease liabilities	121
Present value of lease liabilities	$154

The current portion of lease liabilities is included within Accrued liabilities on the Consolidated Balance Sheets.

As of December 31, 2021, the Company had future fixed payments of approximately $40 million related to a new distribution center lease agreement that had not yet commenced. This new lease agreement is expected to commence in 2022 and has a 5 year term.

Revenues earned from lease arrangements under which the Company is a lessor during the years ended December 31, 2021, 2020 and 2019 were not significant.

Note 14 Accrued Liabilities, Commitments and Contingencies

Accrued Liabilities
The components of Accrued liabilities are as follows (in millions):

	December 31,
	2021	2020
Accrued payroll and benefits	$96	$87
Accrued incentive compensation	155	65
Accrued warranty	26	24
Customer reserves	51	56
Current portion of lease liabilities	33	30
Unremitted cash collections due to banks on factored accounts receivable	141	142
Forward contract liabilities	—	37
Short-term interest rate swaps	15	17
Accrued freight and duty	45	21
Other accrued expenses	77	80
Accrued liabilities	$639	$559

The following table is a summary of the Company’s accrued warranty obligations (in millions):

	Year Ended December 31,
Warranty Reserve	2021	2020	2019
Balance at the beginning of the year	$24	$21	$22
Warranty expense	33	30	25
Warranties fulfilled	(31)	(27)	(26)
Balance at the end of the year	$26	$24	$21

Commitments
In the fourth quarter of 2021, we entered into certain multi-year inventory and service-related purchase commitments which contain minimum purchase requirements and are non-cancellable. Long-term commitments under these contracts are as follows (in millions):

2022	$97
2023	109
2024	107
2025	23
2026	24
Thereafter	—
Total	$360

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

In 2020, the Company received approval of its exclusion request of customs duties that had been paid on certain products under Section 301 of the U.S. Trade Act of 1974 from September 1, 2019 through September 1, 2020 and commenced a process to request recovery of previously assessed amounts. Recoveries are recognized when the Company has completed all regulatory filing requirements and determined that receipt of amounts is virtually certain. Recoveries totaling $12 million were recorded in the fourth quarter of 2020, of which $4 million related to our AIT segment and $8 million related to our EVM segment. Recoveries totaling $19 million were recorded during the year ended December 31, 2021, of which $10 million related to our AIT segment and $9 million related to our EVM segment. Both the initially incurred costs and related recoveries were included within Cost of sales for Tangible products on the Consolidated Statements of Operations. The Company believes that it has recovered substantially all of the import duties that it expects to receive on previously paid amounts. The final amounts and the timings of any additional recoveries remain uncertain and, therefore, the Company has not recorded any amounts related to potential future recoveries in its financial statements as of December 31, 2021.

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

The Company uses treasury shares as its source for issuing shares under the share-based compensation programs. As of December 31, 2021, the Company had 3,148,831 shares of Class A Common stock remaining available to be issued under the 2018 Plan.

The compensation expense from the Company’s share-based compensation plans and associated income tax benefit, excluding the effects of excess tax benefits or shortfalls, were included in the Consolidated Statements of Operations as follows (in millions):

	Year Ended December 31,
Compensation costs and related income tax benefit	2021	2020	2019
Cost of sales	$8	$6	$4
Selling and marketing	26	16	17
Research and development	28	16	16
General and administration	31	21	23
Total compensation expense	$93	$59	$60
Income tax benefit	$14	$9	$9

As of December 31, 2021, total unearned compensation costs related to the Company’s share-based compensation plans was $105 million, which will be recognized over the weighted average remaining service period of approximately 1.4 years.

The majority of the Company’s share-based compensation awards are generally issued as part of its employee and non-employee director incentive program during the second quarter of each fiscal year. The Company also issues awards associated with business acquisitions or other off-cycle events.

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

Compensation cost for the Company’s stock-settled RSUs and stock-settled PSUs is expensed over each participant’s required service period. Compensation cost is calculated as the fair market value of the Company’s Class A Common Stock on the grant date multiplied by the number of units granted, net of estimated forfeitures. The fair value of PSUs also includes assumptions around achievement of certain Company-wide financial performance goals.

Restricted Stock Awards (“RSAs”) and Performance Share Awards (“PSAs”)
Prior to 2021, the Company’s restricted stock grants consisted of time-vested RSAs and PSAs as part of the Company’s annual incentive program. These awards are considered participating securities. The outstanding RSAs and PSAs are included as part of the Company’s Class A Common Stock outstanding. The RSAs and PSAs vest at each vesting date, subject to restrictions such as continuous employment, except in certain cases as set forth in each stock agreement. Upon vesting, RSAs and PSAs are released to holders and are no longer subject to restrictions.

Compensation cost for the Company’s RSAs and PSAs is expensed over each participant’s required service period. Compensation cost is calculated as the fair market value of the Company’s Class A Common Stock on the grant date multiplied by the number of units granted, net of estimated forfeitures. The fair value of PSAs also includes assumptions around achievement of certain Company-wide financial performance goals. The total required service period is typically three years.

The Company also issues Class A Common Stock to non-employee directors. The number of shares granted to each non-employee director is determined by dividing the value of the annual grant by the price of a share of the Company’s Class A Common Stock. New directors in any fiscal year earn a prorated amount. During fiscal 2021, there were 2,877 shares granted to non-employee directors compared to 6,314 and 7,371 during fiscal 2020 and 2019, respectively. The shares vest immediately on the grant date.

A summary of the Company’s restricted and performance stock-settled awards for the years ended December 31, 2021, 2020 and 2019 is as follows:

	Year Ended December 31, 2021
	RSUs		PSUs		RSAs		PSAs
	Units	Weighted-Average Grant Date Fair Value	Units	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of year	—	$—	—	$—	318,565	$228.08	126,022	$199.77
Granted	134,419	518.39	38,393	482.42	6,005	486.02	—	—
Released	(674)	489.16	—	—	(159,702)	212.33	(49,236)	160.11
Forfeited	(3,736)	509.58	(702)	482.42	(10,546)	239.78	(2,754)	236.18
Outstanding at end of year	130,009	$518.80	37,691	$482.42	154,322	$253.54	74,032	$225.34

	Year Ended December 31, 2020
	RSAs		PSAs
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of year	434,641	$151.52	170,749	$144.47
Granted	178,150	265.06	98,820	239.79
Released	(275,318)	133.43	(131,943)	160.18
Forfeited	(18,908)	199.04	(11,604)	194.23
Outstanding at end of year	318,565	$228.08	126,022	$199.77

	Year Ended December 31, 2019
	RSAs		PSAs
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of year	657,724	$93.45	259,727	$86.41
Granted	170,502	204.26	150,224	206.04
Released	(372,075)	73.71	(231,513)	120.86
Forfeited	(21,510)	141.29	(7,689)	102.42
Outstanding at end of year	434,641	$151.52	170,749	$144.47

Stock Appreciation Rights (“SARs”)
SARs were previously granted primarily as part of the Company’s annual share-based compensation incentive program. Beginning in 2021, the Company no longer included SARs in its annual share based compensation award issuances and did not issue any SARs during the year ended December 31, 2021. The total fair value of SARs granted during the years ended December 31, 2020 and 2019 was $6 million and $5 million, respectively, which were estimated on the respective dates of grant using a binomial model.

A summary of the Company’s SARs is as follows:

	2021		2020		2019
SARs	SARs	Weighted-Average Grant Date Exercise Price	SARs	Weighted-Average Grant Date Exercise Price	SARs	Weighted-Average Grant Date Exercise Price
Outstanding at beginning of year	638,124	$113.98	896,923	$89.05	1,261,185	$75.71
Granted	—	—	69,742	253.62	70,141	205.12
Exercised	(159,035)	89.87	(295,770)	67.96	(395,015)	66.82
Forfeited	(4,938)	213.80	(31,193)	149.09	(39,388)	92.72
Expired	—	—	(1,578)	166.52	—	—
Outstanding at end of year	474,151	$121.05	638,124	$113.98	896,923	$89.05
Exercisable at end of year	383,273	$97.29	417,856	$81.88	489,357	$70.37

The following table summarizes information about SARs outstanding as of December 31, 2021:

	Outstanding	Exercisable
Aggregate intrinsic value (in millions)	$225	$191
Weighted-average remaining contractual life (in years)	3.6	3.3

The intrinsic value of SARs exercised during fiscal 2021, 2020 and 2019 was $69 million, $60 million and $58 million, respectively. The total fair value of SARs vested during fiscal 2021, 2020 and 2019 was $5 million, $8 million and $9 million, respectively.

Reflexis Replacement Options
In connection with the Company’s September 2020 acquisition of Reflexis, the Company assumed the 2016 Stock Incentive Plan of Reflexis Systems, Inc. (the “Reflexis Plan”) and replaced certain unvested options under the Reflexis Plan with Zebra incentive stock options (“Reflexis Replacement Options”). Upon exercise of Reflexis Replacement Options, the Company receives cash proceeds equal to the exercise price and issues whole shares of Class A Common Stock to participants. The total grant-date fair value of options granted during the year ended December 31, 2020 was $9 million, which was estimated using a Black-Scholes valuation model.

A summary of the Reflexis Replacement Options outstanding is as follows:

	2021		2020
Reflexis Replacement Options	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price
Outstanding at beginning of year	34,424	$58.09	—	$—
Granted	—	—	38,228	57.82
Exercised	(9,318)	59.68	(3,408)	55.79
Forfeited	(1,529)	63.01	(396)	52.14
Outstanding at end of year	23,577	$57.06	34,424	$58.09
Exercisable at end of year	18,232	$54.50	6,716	$56.77
The following table summarizes information related to the Reflexis Replacement Options outstanding as of December 31, 2021:

	Outstanding	Exercisable
Aggregate intrinsic value (in millions)	$13	$10
Weighted-average remaining contractual life (in years)	6.3	5.9

The intrinsic value of Reflexis Replacement Options exercised during fiscal 2021 and 2020 was $4 million and $1 million, respectively. The total fair value of Reflexis Replacement Options vested during fiscal 2021 and 2020 was $5 million and $2 million, respectively.

Cash-settled awards
The Company also has cash-settled share-based compensation awards, including cash-settled stock appreciation rights, cash-settled restricted stock units and cash-settled performance stock units that are classified as liability awards. These awards are expensed over the vesting period of the related award, which is typically three years. Compensation cost is calculated at the fair value on grant date multiplied by the number of share-equivalents granted. The fair value is remeasured at the end of each reporting period based on the Company’s stock price, with remeasurements reflected as an adjustment to compensation expense in the Consolidated Statements of Operations. Cash settlement is based on the fair value of share equivalents at the time of vesting, which was $11 million, $9 million and $6 million in 2021, 2020 and 2019, respectively. Share-equivalents issued under these programs totaled 11,644, 40,166 and 17,207 in fiscal 2021, 2020 and 2019, respectively.

Employee Stock Purchase Plan
In May 2020, the Company’s stockholders approved the Zebra Technologies Corporation 2020 Employee Stock Purchase Plan (“2020 ESPP”), which superseded the 2011 Employee Stock Purchase Plan (“2011 ESPP”) and became effective on July 1, 2020. Like the 2011 ESPP, the 2020 ESPP permits eligible employees to purchase common stock at 95% of the fair market value at the date of purchase. Employees may make purchases by cash or payroll deductions up to certain limits. The aggregate number of shares that may be purchased under the 2020 ESPP is 1,500,000 shares. As of December 31, 2021, 1,448,956 shares remained available for future purchase.

Note 16 Income Taxes

The geographical sources of income before income taxes were as follows (in millions):

	Year Ended December 31,
	2021	2020	2019
United States	$328	$33	$83
Outside United States	640	527	515
Total	$968	$560	$598
Income tax expense (benefit) consisted of the following (in millions):

	Year Ended December 31,
	2021	2020	2019
Current:
Federal	$63	$6	$16
State	12	1	(1)
Foreign	124	89	81
Total current	$199	$96	$96
Deferred:
Federal	(48)	(25)	(32)
State	(12)	(5)	(5)
Foreign	(8)	(10)	(5)
Total deferred	$(68)	$(40)	$(42)
Total	$131	$56	$54

The Company’s effective tax rates were 13.5%, 10.0% and 9.0% for the years ended December 31, 2021, 2020 and 2019, respectively.

A reconciliation of the U.S. federal statutory income tax rate to our actual income tax rate is provided below:

	Year Ended December 31,
	2021	2020	2019
Provision computed at statutory rate	21.0%	21.0%	21.0%
Remeasurement of deferred taxes	(1.0)	(0.6)	0.2
Change in valuation allowance	(0.1)	0.1	(1.7)
U.S. impact of Enterprise acquisition	0.3	0.3	1.0
Change in contingent income tax reserves	(0.2)	(0.4)	(3.3)
Foreign earnings subject to U.S. taxation	(2.0)	1.5	1.8
Foreign rate differential	(1.7)	(5.5)	(0.7)
State income tax, net of federal tax benefit	0.3	0.4	(0.2)
Tax credits	(2.0)	(2.9)	(2.3)
Equity compensation deductions	(2.4)	(3.2)	(4.0)
Return to provision and other true ups	(0.9)	(2.5)	(2.0)
Permanent differences and other	2.2	1.8	(0.8)
Provision for income taxes	13.5%	10.0%	9.0%

For the years ended December 31, 2021 and 2020, the Company’s effective tax rate was lower than the federal statutory rate of 21% primarily due to lower tax rates in foreign jurisdictions, the generation of tax credits and the favorable impacts of share-based compensation benefits.

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

The Company evaluated the provisions of the American Rescue Plan Act, signed into law on March 11, 2021; the Consolidated Appropriations Act of 2021, signed into law on December 27, 2020; and the Coronavirus Aid, Relief and Economic Security Act, signed into law on March 27, 2020. The provisions of these laws did not have a significant impact to our effective tax rate in either the current or prior year. Management continues to monitor guidance regarding these laws and developments related to other coronavirus tax relief throughout the world for potential impacts.

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

Tax effects of temporary differences that resulted in deferred tax assets and liabilities are as follows (in millions):

	December 31,
	2021	2020
Deferred tax assets:
Capitalized research expenditures	$14	$18
Deferred revenue	85	38
Tax credits	37	36
Net operating loss carryforwards	438	406
Other accruals	39	32
Inventory items	15	17
Sales return/rebate reserve	61	46
Share-based compensation expense	12	9
Unrealized gains and losses on securities and investments	—	19
Valuation allowance	(422)	(413)
Total deferred tax assets	$279	$208
Deferred tax liabilities:
Depreciation and amortization	84	67
Unrealized gains and losses on securities and investments	5	—
Undistributed earnings	4	2
Total deferred tax liabilities	$93	$69
Net deferred tax assets	$186	$139

The Company’s valuation allowance primarily relates to Luxembourg reorganization activities in 2019, which had resulted in the realization of deferred tax liabilities and a corresponding increase in valuation allowances related to depreciation and amortization. The Company’s valuation allowance also consists of certain net operating loss (“NOL”) and credit carryforwards for which the Company believes it is more likely than not that a tax benefit will not be realized. With respect to all other deferred tax assets, the Company believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize a tax benefit. There were no significant adjustments to the Company’s valuation allowance during the year ended December 31, 2021.

As of December 31, 2021, the Company had approximately $438 million (tax effected) of “NOLs” and $37 million of credit carryforwards. Approximately $186 million of NOLs will expire beginning in 2022 through 2040, and $30 million of credits will expire beginning in 2022 through 2037, with the remaining amounts of NOLs and credit carryforwards having no expiration dates.

The Company is subject to the GILTI, BEAT and FDII provisions, for which we recorded an income tax benefit of $20 million for the year ended December 31, 2021, and an income tax expense of $8 million and $12 million for the years ended December 31, 2020 and 2019, respectively. These impacts are included in the calculation of the Company’s effective tax rate.

The Company is not permanently reinvested with respect to its U.S. directly-owned foreign subsidiaries. The Company is subject to U.S. income tax on substantially all foreign earnings under GILTI, while any remaining foreign earnings are eligible for a dividends received deduction. As a result, future repatriation of earnings will not be subject to additional U.S. federal income tax but may be subject to currency translation gains or losses. Where required, the Company has recorded a deferred tax liability for foreign withholding taxes on current earnings. Additionally, gains and losses on any future taxable dispositions of U.S.-owned foreign affiliates continue to be subject to U.S. income tax.

The Company has not recognized deferred tax liabilities in the U.S. with respect to its outside basis differences in its directly-owned foreign affiliates. It is not practicable to determine the amount of unrecognized deferred tax liabilities on these indefinitely reinvested earnings.

Unrecognized tax benefits
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	Year ended December 31,
	2021	2020
Balance at beginning of year	$8	$10
Settlements for tax positions	—	(1)
Lapse of statutes	(1)	(1)
Balance at end of year	$7	$8

As of December 31, 2021 and December 31, 2020, there were $7 million and $8 million, respectively, of unrecognized tax benefits that, if recognized, would affect the annual effective tax rate. The Company is currently undergoing U.S. federal income tax audits for tax years 2017 and 2018. Additionally, fiscal years 2009 through 2021 remain open to examination by multiple foreign and U.S. state taxing jurisdictions.

As of December 31, 2021, no significant uncertain tax positions are expected to be settled within the next twelve months. Due to uncertainties in any tax audit or litigation outcome, the Company’s estimates of the ultimate settlements of uncertain tax positions may change and the actual tax benefits may differ significantly from estimates.

The Company recognized no net tax expense associated with interest and penalties related to income tax matters during the year ended December 31, 2021. The Company recognized a net tax benefit of $2 million and a net tax expense of $6 million for interest and penalties during the years ended December 31, 2020 and 2019, respectively. The net benefit or expense associated with interest and penalties was reflected within Income tax expense on the Consolidated Statements of Operations. The Company has included $6 million of estimated interest and penalty obligations within Other long-term liabilities on the Consolidated Balance Sheets each as of December 31, 2021 and 2020.

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

Earnings per share (in millions, except share data):

	Year Ended December 31,
	2021	2020	2019
Basic:
Net income	$837	$504	$544
Weighted-average shares outstanding	53,446,399	53,441,375	53,991,249
Basic earnings per share	$15.66	$9.43	$10.08

Diluted:
Net income	$837	$504	$544
Weighted-average shares outstanding	53,446,399	53,441,375	53,991,249
Dilutive shares	456,031	471,870	603,168
Diluted weighted-average shares outstanding	53,902,430	53,913,245	54,594,417
Diluted earnings per share	$15.52	$9.35	$9.97

Anti-dilutive share-based compensation awards are excluded from diluted earnings per share calculations. There were 8,000, 46,128, and 47,240 shares that were anti-dilutive for the years ended December 31, 2021, 2020, and 2019, respectively.

Note 18 Accumulated Other Comprehensive Income (Loss)

Stockholders’ equity includes certain items classified as AOCI, including:

•Unrealized gain (loss) on anticipated sales hedging transactions relates to derivative instruments used to hedge the exposure related to currency exchange rates for forecasted Euro sales. These hedges are designated as cash flow hedges, and the Company defers income statement recognition of gains and losses until the hedged transaction occurs See Note 11, Derivative Instruments for more details.

•Unrealized gain (loss) on forward interest rate swap hedging transactions relates to certain interest rate swaps that the Company previously entered into as part of its strategy to mitigate interest rate risk exposure associated with its variable rate debt. These particular interest rate swaps, which were designated as cash flow hedges, were terminated prior to 2019, with remaining losses being reclassified into Interest expense, net on the Consolidated Statements of Operations in 2019.

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

The changes in each component of AOCI during the three years ended December 31, 2021, 2020 and 2019 were as follows (in millions):

	Unrealized gain (loss) on sales hedging	Unrealized gain (loss) on forward interest rate swaps	Foreign currency translation adjustments	Total
Balance at December 31, 2018	$12	$—	$(47)	$(35)
Other comprehensive income before reclassifications	30	—	1	31
Amounts reclassified from AOCI(1)	(42)	2	—	(40)
Tax effect	2	(2)	—	—
Other comprehensive income (loss), net of tax	(10)	—	1	(9)
Balance at December 31, 2019	2	—	(46)	(44)
Other comprehensive (loss) income before reclassifications	(43)	—	5	(38)
Amounts reclassified from AOCI(1)	6	—	—	6
Tax effect	7	—	—	7
Other comprehensive income (loss), net of tax	(30)	—	5	(25)
Balance at December 31, 2020	(28)	—	(41)	(69)
Other comprehensive income (loss) before reclassifications	55	—	(6)	49
Amounts reclassified from AOCI(1)	2	—	—	2
Tax effect	(11)	—	—	(11)
Other comprehensive income (loss), net of tax	46	—	(6)	40
Balance at December 31, 2021	$18	$—	$(47)	$(29)

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

During the second quarter of 2021, one of the Company’s Receivables Factoring arrangements that was no longer actively utilized expired. The Company currently has two remaining active Receivables Factoring arrangements. One arrangement allows for the factoring of up to $25 million of uncollected receivables originated from the EMEA region. The second arrangement allows for the factoring of up to €150 million of uncollected receivables originated from the EMEA and Asia-Pacific regions. With respect to the second arrangement, the Company is required to maintain a portion of sales proceeds as deposits in a restricted cash account that is released to the Company as it satisfies its obligations as servicer of sold receivables, which totaled $12 million and $24 million as of December 31, 2021 and December 31, 2020, respectively, and is classified within Prepaid expenses and other current assets on the Consolidated Balance Sheets.

During the years ended December 31, 2021, 2020 and 2019, the Company received cash proceeds of $1,504 million, $1,291 million and $409 million, respectively, from the sales of accounts receivables under its factoring arrangements. As of December 31, 2021 and 2020, there were a total of $24 million and $70 million, respectively, of uncollected receivables that had been sold and removed from the Company’s Consolidated Balance Sheets.

As servicer of sold receivables, the Company had $141 million and $142 million of obligations that were not yet remitted to banks as of December 31, 2021 and 2020, respectively. These obligations are included within Accrued liabilities on the Consolidated Balance Sheets, with changes in such obligations reflected within Net cash used in financing activities on the Consolidated Statements of Cash Flows.

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

Effective January 1, 2021, retail solutions product line, which provides a range of physical inventory management solutions with application in the retail industry, including solutions for full store physical inventories, cycle counts and analytics, moved from our AIT segment into our EVM segment contemporaneous with a change in our organizational structure and management of the business. Prior period results have been revised to conform to the current segment presentation. This change did not have an impact on the Consolidated Financial Statements.

Financial information by segment is presented as follows (in millions):

	Year Ended December 31,
	2021	2020	2019
Net sales:
AIT	$1,687	$1,392	$1,447
EVM	3,946	3,063	3,038
Total segment Net sales	5,633	4,455	4,485
Corporate, eliminations(1)	(6)	(7)	—
Total Net sales	$5,627	$4,448	$4,485
Operating income:
AIT(2)	$374	$318	$351
EVM(2)	758	470	487
Total segment operating income	1,132	788	838
Corporate, eliminations(1)	(153)	(137)	(146)
Total Operating income	$979	$651	$692

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

Sales to significant customers
The Company has three customers, who are distributors of the Company’s products and solutions, that individually accounted for more than 10% of total Company Net sales during the years ended December 31, 2021, 2020 and 2019. The approximate percentage of our segment and Company total Net sales to these customers were as follows:

	Year Ended December 31,
	2021			2020			2019
	AIT	EVM	Total	AIT	EVM	Total	AIT	EVM	Total
Customer A	7.3%	15.0%	22.3%	6.5%	14.2%	20.7%	6.1%	10.5%	16.6%
Customer B	5.1%	8.5%	13.6%	4.9%	9.0%	13.9%	4.7%	9.0%	13.7%
Customer C	3.1%	9.5%	12.6%	4.8%	12.9%	17.7%	5.3%	13.0%	18.3%
These customers accounted for 22.7%, 13.4%, and 14.8%, respectively, of accounts receivable as of December 31, 2021, and 20.4%, 6.7% and 13.6%, respectively, of accounts receivable as of December 31, 2020. No other customer accounted for more than 10% of total Net sales during the years ended December 31, 2021, 2020 or 2019, or more than 10% of outstanding accounts receivables as of December 31, 2021 or 2020.

Geographic data
Information regarding the Company’s operations by geographic area is contained in the following tables. Net sales amounts are attributed to geographic area based on customer location. We manage our business based on regions rather than by individual countries.

Net sales by region were as follows (in millions):

	Year Ended December 31,
	2021	2020	2019
North America	$2,819	$2,319	$2,261
EMEA	1,976	1,495	1,462
Asia-Pacific	543	439	518
Latin America	289	195	244
Total Net sales	$5,627	$4,448	$4,485

The United States and Germany were the only countries that accounted for more than 10% of the Company’s net sales in 2021, 2020, and 2019. Net sales during these years were as follows (in millions):

	Year Ended December 31,
	2021	2020	2019
United States	$2,784	$2,291	$2,243
Germany	901	595	523
Other	1,942	1,562	1,719
Total Net sales	$5,627	$4,448	$4,485

Geographic data for long-lived assets is as follows (in millions):

	Year Ended December 31,
	2021	2020	2019
North America	$290	$289	$280
EMEA	68	68	39
Asia-Pacific	39	45	40
Latin America	6	7	7
Total long-lived assets	$403	$409	$366

Long-lived assets are defined by the Company as property, plant and equipment and ROU assets. Primarily all of the Company’s long-lived assets in the North America region are located in the United States.

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

Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework as released in 2013. Based on this assessment and those criteria, our management believes that, as of December 31, 2021, our internal control over financial reporting is effective.

Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on Zebra’s internal control over financial reporting. Ernst & Young LLP’s report is included in the latter portion of this Item 9A.

Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2021, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Zebra Technologies Corporation

Opinion on Internal Control over Financial Reporting
We have audited Zebra Technologies Corporation and subsidiaries internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Zebra Technologies Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Zebra Technologies Corporation as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes, and our report dated February 10, 2022 expressed an unqualified opinion thereon.
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

/s/Ernst & Young LLP
Chicago, Illinois
February 10, 2022

Item 9B.Other Information
Not applicable.

Item 9C.     Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
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

PART IV

Item 15.Exhibits and Financial Statement Schedules

Index to Financial Statement Schedules

Schedules are omitted because the information is not required or because the information required is included in the
Notes to Consolidated Financial Statements.

Index to Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit Number	Filing Date or Period End Date	Filed or Furnished Within
3.1(i)	Restated Certificate of Incorporation of the Company.	8-K	3.1(i)	August 6, 2012
3.1(ii)	Amended and Restated By-laws of Zebra Technologies Corporation, as amended as of August 6, 2021	8-K	3.1	August 10, 2021
4.1	Specimen stock certificate representing Class A Common Stock.	10-K	4.1	December 31, 2017
4.2	Description of Securities Registered Under Section 12 of the Securities Exchange Act	10-K	4.2	December 31, 2019
10.1	Employee Agreement between Nathan Winters and the Company Dated January 11, 2021. +	10-K	10.1	December 31, 2020
10.2	Form of indemnification agreement between Zebra Technologies Corporation and each director and executive officer.	10-K	10.6	December 31, 2016
10.3	2011 Long-Term Incentive Plan (Amended and Restated as of May 15, 2014). +	10-Q	10.1	June 28, 2014
10.4	2015 Long-Term Incentive Plan. +	10-K	10.11	December 31, 2017
10.5	2018 Long-Term Incentive Plan. +	S-8	4.1	June 1, 2018
10.6	2005 Executive Deferred Compensation Plan, as amended and restated as of January 1, 2022. +				X
10.7	Amended and Restated Employment Agreement between Zebra Technologies Corporation and Anders Gustafsson dated as of May 6, 2010. +	10-Q	10.10	April 3, 2010
10.8	Letter Agreement between Zebra Technologies Corporation and Anders Gustafsson dated as of May 6, 2010. +	10-Q	10.11	April 3, 2010
10.9	Form of 2012 time-vested stock appreciation rights agreement for employees other than CEO. +	10-Q	10.1	June 30, 2012
10.10	Form of 2013-16 time-vested stock appreciation rights agreement for employees other than CEO. +	10-Q	10.1	March 30, 2013
10.11	Form of 2017 time-vested stock appreciation rights agreement for employees other than CEO. +	10-Q	10.1	April 1, 2017

10.12	Form of 2018 stock appreciation rights agreement for employees other than the CEO. +	10-Q	10.2	June 30, 2018
10.13	Form of 2019 stock appreciation rights agreement for employees other than the CEO. +	10-Q	10.2	June 29, 2019
10.14	Form of 2020 stock appreciation rights agreement for employees other than the CEO. +	10-Q	10.2	June 27, 2020
10.15	Form of 2021 stock settled stock appreciation rights agreement for employees other than the CEO. +	10-Q	10.3	July 3, 2021
10.16	Form of 2013-16 time-vested stock appreciation rights agreement for CEO. +	10-Q	10.4	March 30, 2013
10.17	Form of 2017 time-vested stock appreciation rights agreement for CEO. +	10-Q	10.2	April 1, 2017
10.18	Form of 2018 stock appreciation rights agreement for CEO. +	10-Q	10.5	June 30, 2018
10.19	Form of 2019 stock appreciation rights agreement for CEO. +	10-Q	10.5	June 29, 2019
10.20	Form of 2020 stock appreciation rights agreement for CEO. +	10-Q	10.5	June 27, 2020
10.21	Form of 2012 time-vested stock appreciation rights agreement for non-employee directors. +	10-Q	10.7	June 30, 2012
10.22	Form of 2019 time-vested restricted stock agreement for employees other than the CEO. +	10-Q	10.3	June 29, 2019
10.23	Form of 2020 time-vested restricted stock agreement for employees other than the CEO. +	10-Q	10.3	June 27, 2020
10.24	Form of 2021 time-restricted stock unit agreement for employees other than the CEO. +	10-Q	10.2	July 3, 2021
10.25	Form of 2019 performance-vested restricted stock agreement for employees other than CEO. +	10-Q	10.1	June 29, 2019
10.26	Form of 2020 performance-vested restricted stock agreement for employees other than CEO. +	10-Q	10.1	June 27, 2020
10.27	Form of 2021 performance-vested restricted stock unit agreement for employees other than the CEO. +	10-Q	10.1	July 3, 2021
10.28	Form of 2019 time-vested restricted stock agreement for CEO. +	10-Q	10.6	June 29, 2019
10.29	Form of 2020 time-vested restricted stock agreement for CEO. +	10-Q	10.6	June 27, 2020
10.30	Form of 2021 time-vested restricted stock agreement for CEO. +	10-Q	10.5	July 3, 2021
10.31	Form of 2019 performance-vested restricted stock agreement for CEO. +	10-Q	10.4	June 29, 2019
10.32	Form of 2020 performance-vested restricted stock agreement for CEO. +	10-Q	10.4	June 27, 2020
10.33	Form of 2021 performance-vested restricted stock agreement for CEO. +	10-Q	10.4	July 3, 2021
10.34	Amended and Restated Credit Agreement, dated July 26, 2017 (originally dated as of October 27, 2014), by and among Zebra, the lenders and issuing banks party thereto, JPMorgan Chase Bank, N.A., and Morgan Stanley Senior Funding, Inc.	10-Q	10.1	July 1, 2017
10.35	Amendment No. 1, dated May 31, 2018, to the Amended and Restated Credit Agreement of July 26, 2017 (originally dated as of October 27, 2014), by and among Zebra, the lenders and issuing banks party thereto, JPMorgan Chase Bank, N.A., and Morgan Stanley Senior Funding, Inc.	10-Q	10.7	June 30, 2018
10.36	Amendment No. 2, dated August 9, 2019, to the Amended and Restated Credit Agreement of July 26, 2017 (originally dated as of October 27, 2014 and amended by Amendment No. 1 dated May 31, 2018), by and among, Zebra, the lenders party thereto, JPMorgan Chase Bank, N.A.	10-Q	10.1	September 28, 2019

10.37	Conformed Amended and Restated Credit Agreement, dated July 26, 2017 (originally dated as of October 27, 2014 and amended by Amendment No. 1 dated May 31, 2018 and Amendment No. 2 dated August 9, 2019), by and among Zebra, the lenders party thereto, JPMorgan Chase Bank, N.A.	10-Q	10.2	September 28, 2019
10.38	364-Day Credit Agreement dated September 1, 2020, by and among, Zebra, the lenders party thereto, and JPMorgan Chase Bank, N.A.	10-Q	10	September 26, 2020
10.39	Office Lease dated November 14, 2013 between Griffin Capital Corporation (as assignee from Northwestern Mutual Life Insurance Company) and Zebra Technologies Corporation.	10-K	10.34	December 31, 2017
10.40	First Amendment to Lease dated June 6, 2014 between Griffin Capital Corporation (as assignee from Northwestern Mutual Life Insurance Company) and Zebra Technologies Corporation.	10-K	10.35	December 31, 2017
10.41	Receivables Purchase Agreement dated as of December 1, 2017 among Zebra Technologies International, LLC, as the Originator, and Zebra Technologies RSC, LLC, as Buyer.	10-K	10.36	December 31, 2017
10.42	Receivables Financing Agreement, dated as of December 1, 2017, by and among Zebra Technologies RSC, LLC, the lenders from time to time party thereto, PNC Bank, National Association, Zebra Technologies, LLC, and PNC Capital Markets, LLC.	10-K	10.37	December 31, 2017
10.43	Second Amendment to Receivables Financing Agreement, dated as of March 19, 2021 by and among Zebra Technologies RSC, LLC, the lenders from time to time party thereto, PNC Bank, National Association, Zebra Technologies, LLC, and PNC Capital Markets, LLC	10-Q	10	April 3, 2021
10.44	Master Accounts Receivable Purchase Agreement dated December 19, 2018 among Zebra Technologies Europe Limited, Zebra Technologies Corporation, and MUFG Bank, Ltd.	10-K	10.43	December 31, 2018
10.45	Master Framework Agreement dated April 29, 2020 among Zebra Technologies Europe Limited, Zebra Technologies Asia Pacific PTE.LTD., Zebra Technologies Corporation, Ester Finance Titrisation, Credit Agricole Corporate & Investment Bank and Credit Agricole Leasing & Factoring	10-Q	10.7	June 27, 2020
10.46	First Deed of Amendment relating to the Master Framework Agreement dated April 29, 2020 among Zebra Technologies Europe Limited, Zebra Technologies Asia Pacific PTE.LTD., Zebra Technologies Corporation, Ester Finance Titrisation, Credit Agricole Corporate & Investment Bank and Credit Agricole Leasing & Factoring	10-K	10.50	December 31, 2020
10.47	English Receivables Purchase Agreement dated April 29, 2020 Zebra Technologies Europe Limited, Zebra Technologies Corporation, Credit Agricole Corporate & Investment Bank, Credit Agricole Leasing & Factoring, and Ester Finance Titrisation	10-Q	10.8	June 27, 2020
10.48	Singapore Receivables Purchase Agreement dated April 29, 2020 Zebra Technologies Asia Pacific PTE.LTD., Zebra Technologies Corporation, Credit Agricole Corporate & Investment Bank, Credit Agricole Leasing & Factoring, and Ester Finance Titrisation	10-Q	10.9	June 27, 2020
21.1	Subsidiaries of the Company.				X
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.				X
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.				X
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.				X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101	The following financial information from Zebra Technologies Corporation Annual Report on Form 10-K, for the year ended December 31, 2021, formatted in Inline XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements. The instance document does not appear in the interactive data file because Inline XBRL tags are embedded in the iXBRL document.
104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL (included in Exhibit 101).

+    Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.

Item 16. Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 10th day of February 2022.

ZEBRA TECHNOLOGIES CORPORATION
By: /s/ Anders Gustafsson
Anders Gustafsson
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Anders Gustafsson Anders Gustafsson	Chief Executive Officer and Director (Principal Executive Officer)	February 10, 2022

/s/ Nathan Winters Nathan Winters	Chief Financial Officer (Principal Financial Officer)	February 10, 2022

/s/ Colleen M. O’Sullivan Colleen M. O’Sullivan	Senior Vice President, Chief Accounting and Treasury Officer (Principal Accounting Officer)	February 10, 2022

/s/ Michael A. Smith Michael A. Smith	Director and Chairman of the Board of Directors	February 10, 2022

/s/ Linda M. Connly Linda M. Connly	Director	February 10, 2022

/s/ Ross W. Manire Ross W. Manire	Director	February 10, 2022

/s/ Richard L. Keyser Richard L. Keyser	Director	February 10, 2022

/s/ Janice M. Roberts Janice M. Roberts	Director	February 10, 2022

/s/ Chirantan J. Desai Chirantan J. Desai	Director	February 10, 2022

/s/ Frank B. Modruson Frank B. Modruson	Director	February 10, 2022

/s/ Nelda J. Connors Nelda J. Connors	Director	February 10, 2022