Form 10-Q
period 2022-04-02
ZEBRA TECHNOLOGIES CORP
filed 2022-05-03
CIK 877212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒
As of April 29, 2022, there were 52,513,827 shares of Class A Common Stock, $.01 par value, outstanding.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
QUARTER ENDED APRIL 2, 2022

PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements
ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	April 2, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$141	$332
Accounts receivable, net of allowances for doubtful accounts of $1 million each as of April 2, 2022 and December 31, 2021	808	752
Inventories, net	469	491
Income tax receivable	14	8
Prepaid expenses and other current assets	137	106
Total Current assets	1,569	1,689
Property, plant and equipment, net	271	272
Right-of-use lease assets	133	131
Goodwill	3,266	3,265
Other intangibles, net	437	469
Deferred income taxes	226	192
Other long-term assets	227	197
Total Assets	$6,129	$6,215
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$183	$69
Accounts payable	691	700
Accrued liabilities	459	639
Deferred revenue	397	380
Income taxes payable	69	12
Total Current liabilities	1,799	1,800
Long-term debt	913	922
Long-term lease liabilities	122	121
Deferred income taxes	4	6
Long-term deferred revenue	318	315
Other long-term liabilities	67	67
Total Liabilities	3,223	3,231
Stockholders’ Equity:
Preferred stock, $.01 par value; authorized 10,000,000 shares; none issued	—	—
Class A common stock, $.01 par value; authorized 150,000,000 shares; issued 72,151,857 shares	1	1
Additional paid-in capital	487	462
Treasury stock at cost, 19,367,014 and 18,736,582 shares as of April 2, 2022 and December 31, 2021, respectively	(1,331)	(1,023)
Retained earnings	3,778	3,573
Accumulated other comprehensive loss	(29)	(29)
Total Stockholders’ Equity	2,906	2,984
Total Liabilities and Stockholders’ Equity	$6,129	$6,215
See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share data)
(Unaudited)

	Three Months Ended
	April 2, 2022	April 3, 2021
Net sales:
Tangible products	$1,207	$1,153
Services and software	225	194
Total Net sales	1,432	1,347
Cost of sales:
Tangible products	681	591
Services and software	114	101
Total Cost of sales	795	692
Gross profit	637	655
Operating expenses:
Selling and marketing	152	134
Research and development	137	140
General and administrative	99	82
Amortization of intangible assets	33	26
Acquisition and integration costs	4	1
Total Operating expenses	425	383
Operating income	212	272
Other income, net:
Foreign exchange gain	8	2
Interest income, net	30	2
Total Other income, net	38	4
Income before income tax	250	276
Income tax expense	45	48
Net income	$205	$228
Basic earnings per share	$3.86	$4.26
Diluted earnings per share	$3.83	$4.22
See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended
	April 2, 2022	April 3, 2021
Net income	$205	$228
Other comprehensive income (loss), net of tax:
Changes in unrealized gains on anticipated sales hedging transactions	5	32
Foreign currency translation adjustment	(5)	(3)
Comprehensive income	$205	$257
See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except share data)
(Unaudited)

	Class A Common Stock Shares	Class A Common Stock Value	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2021	53,415,275	$1	$462	$(1,023)	$3,573	$(29)	$2,984
Issuances of treasury shares related to share-based compensation plans, net of forfeitures	20,082	—	8	(2)	—	—	6
Shares withheld to fund withholding tax obligations related to share-based compensation plans	(1,639)	—	—	(1)	—	—	(1)
Share-based compensation	—	—	17	—	—	—	17
Repurchases of common stock	(648,875)	—	—	(305)	—	—	(305)
Net income	—	—	—	—	205	—	205
Changes in unrealized gains and losses on anticipated sales hedging transactions (net of income taxes)	—	—	—	—	—	5	5
Foreign currency translation adjustment	—	—	—	—	—	(5)	(5)
Balance at April 2, 2022	52,784,843	$1	$487	$(1,331)	$3,778	$(29)	$2,906

	Class A Common Stock Shares	Class A Common Stock Value	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2020	53,462,082	$1	$395	$(919)	$2,736	$(69)	$2,144
Issuances of treasury shares related to share-based compensation plans, net of forfeitures	48,584	—	(6)	—	—	—	(6)
Shares withheld to fund withholding tax obligations related to share-based compensation plans	(400)	—	—	—	—	—	—
Share-based compensation	—	—	16	—	—	—	16
Repurchases of common stock	(100)	—	—	—	—	—	—
Net income	—	—	—	—	228	—	228
Changes in unrealized gains and losses on anticipated sales hedging transactions (net of income taxes)	—	—	—	—	—	32	32
Foreign currency translation adjustment	—	—	—	—	—	(3)	(3)
Balance at April 3, 2021	53,510,166	$1	$405	$(919)	$2,964	$(40)	$2,411

See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended
	April 2, 2022	April 3, 2021
Cash flows from operating activities:
Net income	$205	$228
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	52	44
Share-based compensation	17	16
Deferred income taxes	(37)	(2)
Unrealized gain on forward interest rate swaps	(38)	(12)
Other, net	(1)	(1)
Changes in operating assets and liabilities:
Accounts receivable, net	(56)	(15)
Inventories, net	22	(17)
Other assets	(19)	(18)
Accounts payable	(14)	(30)
Accrued liabilities	(143)	(47)
Deferred revenue	18	50
Income taxes	51	28
Other operating activities	(3)	—
Net cash provided by operating activities	54	224
Cash flows from investing activities:
Purchases of property, plant and equipment	(14)	(10)
Purchases of long-term investments	(5)	(13)
Net cash used in investing activities	(19)	(23)
Cash flows from financing activities:
Payments of long-term debt	(25)	(156)
Proceeds from issuance of long-term debt	130	—
Payments for repurchases of common stock	(305)	—
Net proceeds (payments) related to share-based compensation plans	5	(6)
Change in unremitted cash collections from servicing factored receivables	(25)	(19)
Net cash used in financing activities	(220)	(181)
Effect of exchange rate changes on cash and cash equivalents, including restricted cash	(2)	(2)
Net (decrease) increase in cash and cash equivalents, including restricted cash	(187)	18
Cash and cash equivalents, including restricted cash, at beginning of period	344	192
Cash and cash equivalents, including restricted cash, at end of period	$157	$210
Less restricted cash, included in Prepaid expenses and other current assets	(16)	(33)
Cash and cash equivalents at end of period	$141	$177
Supplemental disclosures of cash flow information:
Income taxes paid	$29	$22
Interest paid	$8	$9
See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 Description of Business and Basis of Presentation

Zebra Technologies Corporation and its subsidiaries (“Zebra” or the “Company”) is a global leader providing innovative Enterprise Asset Intelligence (“EAI”) solutions in the automatic identification and data capture solutions industry. We design, manufacture, and sell a broad range of products and solutions, including cloud-based software subscriptions, that capture and move data. We also provide a full range of services, including maintenance, technical support, repair, managed and professional services. End-users of our products, solutions and services include those in retail and e-commerce, manufacturing, transportation and logistics, healthcare, public sector, and other industries. We provide our products, solutions and services globally through a direct sales force and an extensive network of channel partners.

Management prepared these unaudited interim consolidated financial statements according to the rules and regulations of the Securities and Exchange Commission for interim financial information and notes. As permitted under Article 10 of Regulation S-X and the instructions of Form 10-Q, these consolidated financial statements do not include all the information and notes required by United States Generally Accepted Accounting Principles (“GAAP”) for complete financial statements, although management believes that the disclosures made are adequate to make the information not misleading. These interim financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

In the opinion of the Company, these interim financial statements include all adjustments (of a normal, recurring nature) necessary to fairly present its Consolidated Balance Sheet as of April 2, 2022, the Consolidated Statements of Operations, Comprehensive Income, Stockholders’ Equity, and Cash Flows for the three months ended April 2, 2022 and April 3, 2021. These results, however, are not necessarily indicative of the results expected for the full fiscal year ending December 31, 2022.

Effective January 1, 2022, the location solutions offering, which provides a range of real-time location systems (“RTLS”) and services that generate on-demand information about the physical location and status of assets, equipment, and people, moved from our Asset Intelligence & Tracking (“AIT”) segment into our Enterprise Visibility & Mobility (“EVM”) segment contemporaneous with a change in our organizational structure and management of the business. We have reported our results reflecting this change, including historical periods, on a comparable basis. This change does not have an impact to the Consolidated Financial Statements. See Note 15, Segment Information & Geographic Data for additional information related to each segment’s results.

Note 2 Significant Accounting Policies

For a discussion of our significant accounting policies, see Note 2, Significant Accounting Policies within Part II, Item 8. “Financial Statements and Supplementary Data” in the Annual Report on Form 10-K for the year ended December 31, 2021. There have been no changes to our significant accounting policies since our Annual Report on Form 10-K for the year ended December 31, 2021.

Note 3 Revenues

The Company recognizes revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration which it expects to receive for providing those goods or services.

Revenues for products are generally recognized upon shipment, whereas revenues for services and solution offerings are generally recognized over time by using an output or time-based method, assuming all other criteria for revenue recognition have been met. Revenues for software are recognized either upon delivery or over time using a time-based method, depending upon how control is transferred to the customer. In cases where a bundle of products, services, solutions and/or software are delivered to the customer, judgment is required to select the method of progress which best reflects the transfer of control.

Disaggregation of Revenue
The following table presents our Net sales disaggregated by product category for each of our segments, AIT and EVM, for the three months ended April 2, 2022 and April 3, 2021 (in millions):

	Three Months Ended
	April 2, 2022			April 3, 2021
Segment	Tangible Products	Services and Software	Total	Tangible Products	Services and Software	Total
AIT	$370	$24	$394	$407	$22	$429
EVM	837	201	1,038	746	175	921
Corporate, eliminations(1)	—	—	—	—	(3)	(3)
Total	$1,207	$225	$1,432	$1,153	$194	$1,347

(1)Amounts included in Corporate, eliminations consist of purchase accounting adjustments.

In addition, refer to Note 15, Segment Information & Geographic Data for Net sales to customers by geographic region.

Performance Obligations
The Company’s remaining performance obligations primarily relate to repair and support services, as well as solution offerings. The aggregated transaction price allocated to remaining performance obligations for arrangements with an original term exceeding one year was $1,078 million and $1,033 million, inclusive of deferred revenue, as of April 2, 2022 and December 31, 2021, respectively. On average, remaining performance obligations as of April 2, 2022 and December 31, 2021 are expected to be recognized over a period of approximately two years.

Contract Balances
Progress on satisfying performance obligations under contracts with customers related to billed revenues is reflected on the Consolidated Balance Sheets in Accounts receivable, net. Progress on satisfying performance obligations under contracts with customers related to unbilled revenues (“contract assets”) is reflected on the Consolidated Balance Sheets as Prepaid expenses and other current assets for revenues expected to be billed within the next twelve months, and Other long-term assets for revenues expected to be billed thereafter. The total contract asset balances were $10 million each as of April 2, 2022 and December 31, 2021. These contract assets result from timing differences between billing and satisfying performance obligations, as well as the impact from the allocation of the transaction price among performance obligations for contracts that include multiple performance obligations. Contract assets are evaluated for impairment and no impairment losses have been recognized during the three months ended April 2, 2022 and April 3, 2021, respectively.

Deferred revenue on the Consolidated Balance Sheets consists of payments and billings in advance of our performance. The combined short-term and long-term deferred revenue balances were $715 million and $695 million as of April 2, 2022 and December 31, 2021, respectively. During the three months ended April 2, 2022, the Company recognized $129 million in revenue, which was previously included in the beginning balance of deferred revenue as of December 31, 2021. During the three months ended April 3, 2021, the Company recognized $110 million in revenue, which was previously included in the beginning balance of deferred revenue as of December 31, 2020.

Note 4 Inventories

The components of Inventories, net are as follows (in millions):

	April 2, 2022	December 31, 2021
Raw materials	$200	$196
Work in process	2	3
Finished goods	267	292
Total Inventories, net	$469	$491

Note 5 Business Acquisitions

On March 14, 2022, the Company entered into a definitive agreement to acquire Matrox Electronic Systems Ltd., a developer of advanced machine vision components and systems. The purchase price of approximately $875 million is expected to be funded with a combination of cash on hand and financing from our credit facility. The transaction is subject to customary closing conditions and is expected to close mid 2022. The acquired business will become part of the EVM segment.

Note 6 Investments

The carrying value of the Company’s venture investments was $106 million and $101 million as of April 2, 2022 and December 31, 2021, respectively, which are included in Other long-term assets on the Consolidated Balance Sheets.

The Company paid $5 million and $13 million for the purchases of long-term investments during the three months ended April 2, 2022 and April 3, 2021, respectively.

Net gains and losses related to the Company’s investments are included within Other income, net on the Consolidated Statements of Operations. The Company recognized net gains of $0 million and $1 million during the three months ended April 2, 2022 and April 3, 2021, respectively.

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

The Company’s financial assets and liabilities carried at fair value as of April 2, 2022, are classified below (in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange contracts (1)	$1	$29	$—	$30
Forward interest rate swap contracts (2)	—	27	—	27
Money market investments related to deferred compensation plan	38	—	—	38
Total Assets at fair value	$39	$56	$—	$95
Liabilities:
Forward interest rate swap contracts (2)	$—	$5	$—	$5
Liabilities related to the deferred compensation plan	38	—	—	38
Total Liabilities at fair value	$38	$5	$—	$43
The Company’s financial assets and liabilities carried at fair value as of December 31, 2021, are classified below (in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange contracts (1)	$—	$23	$—	$23
Money market investments related to deferred compensation plan	$37	$—	$—	$37
Total Assets at fair value	$37	$23	$—	$60
Liabilities:
Forward interest rate swap contracts (2)	$—	$16	$—	$16
Liabilities related to the deferred compensation plan	37	—	—	37
Total Liabilities at fair value	$37	$16	$—	$53

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

In accordance with ASC 815, the Company recognizes derivative instruments as either assets or liabilities on the Consolidated Balance Sheets and measures them at fair value. The following table presents the fair value of its derivative instruments (in millions):

	Asset (Liability)
		Fair Values as of
	Balance Sheet Classification	April 2, 2022	December 31, 2021
Derivative instruments designated as hedges:
Foreign exchange contracts	Prepaid expenses and other current assets	$29	$23
Total derivative instruments designated as hedges		$29	$23

Derivative instruments not designated as hedges:
Foreign exchange contracts	Prepaid expenses and other current assets	$1	$—
Forward interest rate swaps	Prepaid expenses and other current assets	2	—
Forward interest rate swaps	Other long-term assets	25	—
Forward interest rate swaps	Accrued liabilities	(5)	(15)
Forward interest rate swaps	Other long-term liabilities	—	(1)
Total derivative instruments not designated as hedges		$23	$(16)
Total net derivative asset		$52	$7
The following table presents the net gains (losses) from changes in fair values of derivatives that are not designated as hedges (in millions):

	Gains (Losses) Recognized in Income
		Three Months Ended
	Statements of Operations Classification	April 2, 2022	April 3, 2021
Derivative instruments not designated as hedges:
Foreign exchange contracts	Foreign exchange gain	$(1)	$6
Forward interest rate swaps	Interest income, net	34	8
Total gains recognized in income		$33	$14

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

The Company’s master netting and other similar arrangements with the respective counterparties allow for net settlement under certain conditions, which are designed to reduce credit risk by permitting net settlement with the same counterparty. We present the assets and liabilities of our derivative financial instruments, for which we have net settlement agreements in place, on a net basis on the Consolidated Balance Sheets. If the derivative financial instruments had been presented gross on the Consolidated Balance Sheets, the asset and liability positions would have been unchanged as of April 2, 2022 and increased by $1 million as of December 31, 2021.

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

The Company manages the exchange rate risk of anticipated Euro-denominated sales using forward contracts, which typically mature within twelve months of execution. The Company designates these derivative contracts as cash flow hedges. Unrealized gains and losses on these contracts are deferred in Accumulated other comprehensive income (loss) (“AOCI”) on the Consolidated Balance Sheets until the contract is settled and the hedged sale is realized. The realized gain or loss is then recorded as an adjustment to Net sales on the Consolidated Statements of Operations. Realized amounts reclassified to Net sales were $16 million of gains and $12 million of losses for the three months ended April 2, 2022 and April 3, 2021, respectively. As of April 2, 2022 and December 31, 2021, the notional amounts of the Company’s foreign exchange cash flow hedges were €602 million and €675 million, respectively. The Company has reviewed its cash flow hedges for effectiveness and determined that they are highly effective.

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

	April 2, 2022		December 31, 2021
Notional balance of outstanding contracts:
British Pound/U.S. Dollar		£17		£13
Euro/U.S. Dollar		€94		€142
Euro/Czech Koruna		€16		€16
Singapore Dollar/U.S. Dollar	S$	20	S$	16
Mexican Peso/U.S. Dollar	Mex$	98	Mex$	64
Polish Zloty/U.S. Dollar	zł	7	zł	103
Net fair value of assets of outstanding contracts		$1		$—

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

The Company manages its exposure to changes in interest rates by utilizing long-term forward interest rate swaps to hedge this exposure and to achieve a desired proportion of fixed versus floating-rate debt, based on current and projected market conditions.

The Company has one active long-term forward interest rate swap agreement with a notional amount of $800 million to lock into a fixed LIBOR interest rate base, which is subject to monthly net cash settlements effective through December 2022.

The Company also previously held fixed LIBOR interest rate swaps with an $800 million total notional amount that were subject to net cash settlements effective between December 2022 and August 2024. In the first quarter of 2022, the Company terminated those interest rate swaps and entered into new interest rate swap agreements that contain a total notional amount of $800 million to lock into a fixed SOFR interest rate base and will be subject to monthly net cash settlements effective in December 2022 and ending in October 2027. There was no cash settlement, or significant impact on the Consolidated Statement of Operations, as a result of these transactions in the first quarter of 2022.

The Company’s interest rate swaps are not designated as hedges and changes in fair value are recognized immediately as Interest expense, net on the Consolidated Statements of Operations.

Note 9 Long-Term Debt

The following table shows the carrying value of the Company’s debt (in millions):

	April 2, 2022	December 31, 2021
Term Loan A	$875	$888
Revolving Credit Facility	10	—
Receivables Financing Facilities	216	108
Total debt	$1,101	$996
Less: Debt issuance costs	(3)	(3)
Less: Unamortized discounts	(2)	(2)
Less: Current portion of debt	(183)	(69)
Total long-term debt	$913	$922

As of April 2, 2022, the future maturities of debt are as follows (in millions):

2022	$164
2023	81
2024	856
Total future debt maturities	$1,101
All borrowings as of April 2, 2022 were denominated in U.S. Dollars.
The estimated fair value of the Company’s debt approximated $1.1 billion and $1.0 billion as of April 2, 2022 and December 31, 2021, respectively. These fair value amounts, developed based on inputs classified as Level 2 within the fair value hierarchy, represent the estimated value at which the Company’s lenders could trade its debt within the financial markets and do not represent the settlement value of these liabilities to the Company. The fair value of debt will continue to vary each period based on a number of factors, including fluctuations in market interest rates as well as changes to the Company’s credit ratings.

Term Loan A
The principal on Term Loan A is due in quarterly installments, with the next quarterly installment due in June 2022 and the majority due upon the August 9, 2024 maturity date. The Company may make prepayments, in whole or in part, without premium or penalty, and would be required to prepay certain outstanding amounts in the event of certain circumstances or transactions. As of April 2, 2022, the Term Loan A interest rate was 1.49%. Interest payments are made monthly and are subject to variable rates plus an applicable margin.

Revolving Credit Facility
The Company has a Revolving Credit Facility that is available for working capital and other general business purposes, including letters of credit. As of April 2, 2022, the Company had letters of credit totaling $7 million, which reduced funds available for borrowings under the Revolving Credit Facility from $1 billion to $993 million. As of April 2, 2022, the Revolving Credit Facility had an average interest rate of 1.69%. Upon borrowing, interest payments are made monthly and are subject to variable rates plus an applicable margin. The Revolving Credit Facility matures on August 9, 2024.

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

As of April 2, 2022, the Company’s Consolidated Balance Sheets included $692 million of receivables that were pledged under the two Receivables Financing Facilities. As of April 2, 2022, $216 million had been borrowed, of which $121 million was classified as current. Borrowings under the Receivables Financing Facilities bear interest at a variable rate plus an applicable margin. As of April 2, 2022, the Receivables Financing Facilities had an average interest rate of 1.36%. Interest is paid on these borrowings on a monthly basis.

Each of the Company’s borrowing arrangements described above include terms and conditions that limit the incurrence of additional borrowings and require that certain financial ratios be maintained at designated levels.

The Company uses interest rate swaps to manage the interest rate risk associated with its debt. See Note 8, Derivative Instruments for further information.

As of April 2, 2022, the Company was in compliance with all debt covenants.

Note 10 Accrued Liabilities, Commitments and Contingencies

Accrued Liabilities
The components of Accrued liabilities are as follows (in millions):

	April 2, 2022	December 31, 2021
Accrued payroll and benefits	$80	$96
Accrued incentive compensation	51	155
Accrued warranty	26	26
Customer reserves	44	51
Current portion of lease liabilities	33	33
Unremitted cash collections due to banks on factored accounts receivable	116	141
Short-term interest rate swaps	5	15
Accrued freight and duty	31	45
Other accrued expenses	73	77
Accrued liabilities	$459	$639

Warranties
The following table is a summary of the Company’s accrued warranty obligations (in millions):

	Three Months Ended
	April 2, 2022	April 3, 2021
Balance at the beginning of the period	$26	$24
Warranty expense	8	8
Warranties fulfilled	(8)	(8)
Balance at the end of the period	$26	$24

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

Note 11 Income Taxes

The Company’s effective tax rate for the three months ended April 2, 2022 and April 3, 2021 was 18.0% and 17.4%, respectively. In the current period, the variance from the 21% federal statutory rate was primarily attributable to lower tax rates on foreign earnings and U.S. tax credits. In the prior period, the variance from the 21% federal statutory rate was primarily attributable to share-based compensation deductions, lower tax rates on foreign earnings and U.S. tax credits.

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

The Company is not permanently reinvested with respect to its U.S. directly-owned foreign subsidiaries. The Company is subject to U.S. income tax on substantially all foreign earnings under Global Intangible Low-Taxed Income, while any remaining foreign earnings are eligible for a dividends received deduction. As a result, future repatriation of earnings will not be subject to additional U.S. federal income tax but may be subject to currency translation gains or losses. Where required, the Company has recorded a deferred tax liability for foreign withholding taxes on current earnings. Additionally, gains and losses on any future taxable dispositions of U.S.-owned foreign affiliates continue to be subject to U.S. income tax.

Management evaluates all jurisdictions based on historical pre-tax earnings and taxable income to determine the need for valuation allowances on a quarterly basis. Based on this analysis, a valuation allowance has been recorded for any jurisdictions where, in the Company’s judgment, tax benefits are not expected to be realized. There were no changes to our valuation allowance during the three months ended April 2, 2022.

Uncertain Tax Positions
The Company is currently undergoing U.S. federal income tax audits for tax years 2017 and 2018. Additionally, fiscal years 2009 through 2022 remain open to examination by multiple foreign and U.S. state taxing jurisdictions. As of April 2, 2022, no significant uncertain tax positions are expected to be settled within the next twelve months. Due to uncertainties in any tax audit or litigation outcome, the Company’s estimates of the ultimate settlements of uncertain tax positions may change and the actual tax benefits may differ significantly from estimates.

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

Earnings per share (in millions, except share data):

	Three Months Ended
	April 2, 2022	April 3, 2021
Basic:
Net income	$205	$228
Weighted-average shares outstanding	53,021,423	53,484,265
Basic earnings per share	$3.86	$4.26

Diluted:
Net income	$205	$228
Weighted-average shares outstanding	53,021,423	53,484,265
Dilutive shares	425,317	480,065
Diluted weighted-average shares outstanding	53,446,740	53,964,330
Diluted earnings per share	$3.83	$4.22

Anti-dilutive share-based compensation awards are excluded from diluted earnings per share calculations. There were 40,771 and 570 shares that were anti-dilutive for the three months ended April 2, 2022 and April 3, 2021, respectively.

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

The components of AOCI for the three months ended April 2, 2022 and April 3, 2021 are as follows (in millions):

	Unrealized gain (loss) on sales hedging	Foreign currency translation adjustments	Total
Balance at December 31, 2020	$(28)	$(41)	$(69)
Other comprehensive income (loss) before reclassifications	27	(3)	24
Amounts reclassified from AOCI(1)	12	—	12
Tax effect	(7)	—	(7)
Other comprehensive income (loss), net of tax	32	(3)	29
Balance at April 3, 2021	$4	$(44)	$(40)

Balance at December 31, 2021	$18	$(47)	$(29)
Other comprehensive income (loss) before reclassifications	22	(5)	17
Amounts reclassified from AOCI(1)	(16)	—	(16)
Tax effect	(1)	—	(1)
Other comprehensive income (loss), net of tax	5	(5)	—
Balance at April 2, 2022	$23	$(52)	$(29)
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

The Company currently has two active Receivables Factoring arrangements. One arrangement allows for the factoring of up to $25 million of uncollected receivables originated from the Europe, Middle East, and Africa (“EMEA”) region. The second arrangement allows for the factoring of up to €150 million of uncollected receivables originated from the EMEA and Asia-Pacific regions. With respect to the second arrangement, the Company is required to maintain a portion of sales proceeds as deposits in a restricted cash account that is released to the Company as it satisfies its obligations as servicer of sold receivables, which totaled $16 million and $12 million as of April 2, 2022 and December 31, 2021, respectively, and is classified within Prepaid expenses and other current assets on the Consolidated Balance Sheets.

During the three months ended April 2, 2022 and April 3, 2021, the Company received cash proceeds of $408 million and $413 million, respectively, from the sales of accounts receivables under its factoring arrangements. As of April 2, 2022 and December 31, 2021, there were a total of $68 million and $24 million, respectively, of uncollected receivables that had been sold and removed from the Company’s Consolidated Balance Sheets.

As servicer of sold receivables, the Company had $116 million and $141 million of obligations that were not yet remitted to banks as of April 2, 2022 and December 31, 2021, respectively. These obligations are included within Accrued liabilities on the Consolidated Balance Sheets, with changes in such obligations reflected within Net cash used in financing activities on the Consolidated Statements of Cash Flows.

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

Effective January 1, 2022, the location solutions offering, which provides a range of RTLS and services that generate on-demand information about the physical location and status of assets, equipment, and people, moved from our AIT segment into our EVM segment contemporaneous with a change in our organizational structure and management of the business. We have reported our results reflecting this change, including historical periods, on a comparable basis. This change did not have an impact to the Consolidated Financial Statements.

Financial information by segment is presented as follows (in millions):

	Three Months Ended
	April 2, 2022	April 3, 2021
Net sales:
AIT	$394	$429
EVM	1,038	921
Total segment Net sales	1,432	1,350
Corporate, eliminations(1)	—	(3)
Total Net sales	$1,432	$1,347
Operating income:
AIT(2)	$60	$111
EVM(2)	189	191
Total segment operating income	249	302
Corporate, eliminations(1)	(37)	(30)
Total Operating income	$212	$272

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

Geographic data for Net sales is as follows (in millions):

	Three Months Ended
	April 2, 2022	April 3, 2021
North America	$699	$673
EMEA	500	490
Asia-Pacific	149	120
Latin America	84	64
Total Net sales	$1,432	$1,347

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Zebra Technologies Corporation and its subsidiaries (“Zebra” or the “Company”) is a global leader respected for innovative Enterprise Asset Intelligence (“EAI”) solutions in the automatic identification and data capture solutions industry. We design, manufacture, and sell a broad range of products and solutions, including cloud-based software subscriptions, that capture and move data. These products and solutions include mobile computers; barcode scanners and imagers; radio frequency identification device (“RFID”) readers; specialty printers for barcode labeling and personal identification; real-time location systems (“RTLS”); related accessories and supplies, such as self-adhesive labels and other consumables; and related software applications. We also provide a full range of services, including maintenance, technical support, repair, managed and professional services, as well as various workflow optimization solutions, including cloud-based software subscriptions and robotic automation solutions. End-users of our products, solutions and services include those in the retail and e-commerce, manufacturing, transportation and logistics, healthcare, public sector, and other industries within the following regions: North America; Europe, Middle East, and Africa (“EMEA”); Asia-Pacific; and Latin America.

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

•The AIT segment is an industry leader in barcode printing and asset tracking technologies. Its major product lines include barcode and card printers, supplies, including temperature-monitoring labels, and services.

•The EVM segment is an industry leader in automatic information and data capture solutions. Its major product lines include mobile computing, data capture, location solutions, RFID, fixed industrial scanning and machine vision, services, and workflow optimization solutions. Our workflow optimization solutions include cloud-based software subscriptions, retail solutions, and robotic automation solutions.

In the first quarter of 2022, the location solutions offering, which provides a range of RTLS and services that generate on-demand information about the physical location and status of high-valued assets, equipment, and people, moved from our AIT segment into our EVM segment contemporaneous with a change in our organizational structure and management of the business. We have reported our results reflecting this change, including historical periods, on a comparable basis. This change did not have an impact to the Consolidated Financial Statements.

Recent Developments

Russia and Ukraine War
We are closely monitoring Russia’s invasion of Ukraine, which remains an evolving and uncertain situation. On March 5, 2022, we announced the suspension of our business operations in Russia. Neither Russia nor Ukraine comprises a material portion of our business, and therefore, the war thus far has not had a significant effect on our results of operations. Additionally, the war has not significantly affected our ability to source supplies or deliver our products and services to our customers in the surrounding EMEA region. However, the implications of this war may expand beyond the current scope, potentially resulting in significant adverse impact on our business.

COVID-19 Outbreak
The global coronavirus (“COVID-19”) pandemic continues to evolve. Governmental agencies, to varying degrees, have imposed, and continue to impose, several protocols and regulations restricting activities of individuals in an effort to limit the spread of COVID-19 when rates of infection rise, with some relaxation of these measures when infections rates are relatively low. We have implemented a number of measures in an effort to protect our employees’ health and well-being over the course of the pandemic tailored to address the local impacts, including having the majority of office workers work remotely during the height of the pandemic and high risk times and gradually returning to offices as restrictions are lifted when risks decrease, limiting employee travel, and implementing more strenuous health and safety measures for hosting and attending in-person industry events. Throughout the pandemic, distribution centers and repair centers have remained open at varying capacity levels to ensure continued support to our customers, many of whom provide essential goods and services to communities. As governments ease their restrictions, our employees have been coming back to work in our offices in a controlled approach, with modified business practices, including, when appropriate, masking and social distancing protocols consistent with government regulations, vaccine verification, health screening, office capacity restrictions and tracking and tracing protocols where applicable, provision of personal protective equipment, increasing air exchange/ventilation and extensively and frequently disinfecting our workspaces.

While customer demand has remained strong, the limited availability of certain product components has resulted in lengthened lead times and higher input costs, including freight, and in some cases, has impacted our ability to meet customer demand. The Company expects input costs to remain elevated for some period of time, which we believe will be partially mitigated through higher pricing where permitted by market conditions. The limited availability of certain component parts may continue to negatively impact our ability to meet forecasted customer demand. The Company’s 2021 sales and profitability, particularly in the first half of the year, benefited from pent-up demand from customers who we believe had previously delayed purchases due to the pandemic, as well as the resulting acceleration of the underlying trend to digitize and automate workflows.

Acquisitions
Matrox Imaging: On March 14, 2022, the Company entered into a definitive agreement to acquire Matrox Electronic Systems, Ltd., a developer of advanced machine vision components and systems. The purchase price of approximately $875 million is expected to be funded with a combination of cash on hand and financing from our credit facility. The transaction is subject to customary closing conditions and is expected to close mid 2022. The acquired business will become part of the EVM segment.

Antuit.ai: On October 7, 2021, the Company acquired Antuit Holdings Pte. Ltd. (“Antuit”) for $145 million in cash, net of cash acquired. Antuit is a provider of demand-sensing and pricing optimization software solutions for retail and consumer products companies. Through this acquisition, the Company expands its portfolio of software solution offerings to customers in these industries by combining Antuit’s platform with its existing software solutions and EVM products. The operating results of Antuit are included in the EVM segment.

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

Results of Operations

Consolidated Results of Operations
(amounts in millions, except percentages)

	Three Months Ended
	April 2, 2022	April 3, 2021	$ Change	% Change
Net sales:
Tangible products	$1,207	$1,153	$54	4.7%
Services and software	225	194	31	16.0%
Total Net sales	1,432	1,347	85	6.3%
Gross profit	637	655	(18)	(2.7)%
Gross margin	44.5%	48.6%		(410) bps
Operating expenses	425	383	42	11.0%
Operating income	$212	$272	$(60)	(22.1)%

Net sales to customers by geographic region were as follows (amounts in millions, except percentages):

	Three Months Ended
	April 2, 2022	April 3, 2021	$ Change	% Change
North America	$699	$673	$26	3.9%
EMEA	500	490	10	2.0%
Asia-Pacific	149	120	29	24.2%
Latin America	84	64	20	31.3%
Total Net sales	$1,432	$1,347	$85	6.3%

Operating expenses are summarized below (amounts in millions, except percentages):

	Three Months Ended
	April 2, 2022	April 3, 2021	As a % of Net sales
			2022	2021
Selling and marketing	$152	$134	10.6%	9.9%
Research and development	137	140	9.6%	10.4%
General and administrative	99	82	6.9%	6.1%
Amortization of intangible assets	33	26	NM	NM
Acquisition and integration costs	4	1	NM	NM
Total Operating expenses	$425	$383	29.7%	28.4%

Consolidated Organic Net sales growth:

Three Months Ended
April 2, 2022
Reported GAAP Consolidated Net sales growth	6.3%
Adjustments:
Impact of foreign currency translation (1)	0.1%
Impact of acquisitions (2)	(1.0)%
Consolidated Organic Net sales growth (3)	5.4%

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

(2)For purposes of computing Organic Net sales growth, amounts directly attributable to the acquisitions of Adaptive Vision, Fetch and Antuit are excluded for twelve months following their respective acquisitions.

(3)Consolidated Organic Net sales growth is a non-GAAP financial measure. See the Non-GAAP Measures section at the end of this item.

First quarter 2022 compared to first quarter 2021

Total Net sales increased $85 million or 6.3% compared to the prior year as our customers continue to digitize and automate their workflows. EVM Net sales growth was partially offset by a decline in AIT Net sales. Current year Net sales of both segments included the negative effects of supply constraints, which were particularly pronounced in AIT. Prior year Net sales of both segments benefited from pent-up demand from customers who we believe delayed purchases in fiscal 2020 due to the COVID-19 pandemic. Excluding the effects of acquisitions and currency changes, the increase in Consolidated Organic Net sales was 5.4%.

Gross margin decreased to 44.5% for the current quarter compared to 48.6% for the prior year. Gross margins were lower in both of our segments primarily due to higher premium freight and component part costs, as well as unfavorable business mix, which were partially offset by higher support service margins.

Operating expenses for the quarters ended April 2, 2022 and April 3, 2021 were $425 million and $383 million, or 29.7% and 28.4% of Net sales, respectively. The increase in Operating expenses over the prior year was primarily due to the inclusion of operating expenses and amortization of intangible assets associated with recently acquired businesses, as well as increased marketing program activities and employee travel as in-person activities resumed. These increases were partially offset by timing of research and development program activity, as well as lower employee incentive-based compensation.

Operating income decreased 22.1% to $212 million for the current quarter compared to $272 million for the prior year. The decrease was due to lower Gross Profit and higher Operating expenses.

Net income decreased 10.1% compared to the prior year due to lower Operating income and a higher effective income tax rate, which were partially offset by favorability in Other income, net as follows:

•Other income, net was $38 million in the current year compared to $4 million in the prior year primarily due to higher interest income and foreign exchange gains in the current year. The current year interest income benefited from a $34 million gain on interest rate swaps compared to an $8 million gain in the prior year.

•The Company’s effective income tax rate for the three months ended April 2, 2022 and April 3, 2021 was 18.0% and 17.4%, respectively. The increase in the effective rate was primarily due to reduced benefits from share-based compensation deductions, partially offset by an increased benefit from a higher foreign-derived intangible income deduction.

Diluted earnings per share decreased to $3.83 as compared to $4.22 in the prior year primarily due to lower Net income, partially offset by lower average diluted shares outstanding.

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

Asset Intelligence & Tracking Segment (“AIT”)
(in millions, except percentages)

	Three Months Ended
	April 2, 2022	April 3, 2021	$ Change	% Change
Net sales:
Tangible products	$370	$407	$(37)	(9.1)%
Services and software	24	22	2	9.1%
Total Net sales	394	429	(35)	(8.2)%
Gross profit	154	207	(53)	(25.6)%
Gross margin	39.1%	48.3%		(920) bps
Operating expenses	94	96	(2)	(2.1)%
Operating income	$60	$111	$(51)	(45.9)%

AIT Organic Net sales growth:

Three Months Ended
April 2, 2022
AIT Reported GAAP Net sales growth	(8.2)%
Adjustments:
Impact of foreign currency translation (1)	0.1%
AIT Organic Net sales growth (2)	(8.1)%

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

First quarter 2022 compared to first quarter 2021

Total Net sales for AIT decreased $35 million or 8.2% compared to the prior year primarily due to lower sales of printing products, particularly within our North America region, which were partially offset by higher sales of supplies. Current year Net sales included the negative effects of supply constraints; while prior year Net sales benefited from pent-up demand from customers who we believe delayed purchases in fiscal 2020 due to the COVID-19 pandemic. Excluding the impact of foreign currency changes, AIT Organic Net sales declined 8.1%.

Gross margin decreased to 39.1% for the current quarter compared to 48.3% for the prior year, primarily due to higher premium freight and component part costs, as well as unfavorable business mix and volume leverage.

Operating income decreased 45.9% in the current quarter compared to the prior year period. The decrease was primarily due to lower Gross profit.

Enterprise Visibility & Mobility Segment (“EVM”)
(in millions, except percentages)

	Three Months Ended
	April 2, 2022	April 3, 2021	$ Change	% Change
Net sales:
Tangible products	$837	$746	$91	12.2%
Services and software	201	175	26	14.9%
Total Net sales	1,038	921	117	12.7%
Gross profit	483	451	32	7.1%
Gross margin	46.5%	49.0%		(250) bps
Operating expenses	294	260	34	13.1%
Operating income	$189	$191	$(2)	(1.0)%

EVM Organic Net sales growth:

Three Months Ended
April 2, 2022
EVM Reported GAAP Net sales growth	12.7%
Adjustments:
Impact of foreign currency translation (1)	0.1%
Impact of acquisitions (2)	(1.2)%
EVM Organic Net sales growth (3)	11.6%

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

(2)For purposes of computing EVM Organic Net sales growth, amounts directly attributable to the acquisitions of Adaptive Vision, Fetch and Antuit are excluded for twelve months following their respective acquisitions.

(3)EVM Organic Net sales growth is a non-GAAP financial measure. See the Non-GAAP Measures section at the end of this item.

First quarter 2022 compared to first quarter 2021

Total Net sales for EVM increased $117 million or 12.7% compared to the prior year primarily due to higher sales of mobile computing products (contributing the majority of the total increase), data capture products, and support services across all regions. In addition, our recent acquisitions contributed to the growth of Services and software sales in the current year. Current year Net sales included the negative effects of supply constraints; while prior year Net sales benefited from pent-up demand from customers who we believe delayed purchases in fiscal 2020 due to the COVID-19 pandemic. Excluding the impacts of acquisitions and foreign currency changes, EVM Organic Net sales growth was 11.6%.

Gross margin decreased to 46.5% in the current quarter compared to 49.0% in the prior year, primarily due to higher premium freight and component part costs, as well as unfavorable business mix, which were partially offset by higher support service margins.

Operating income for the current quarter decreased 1.0% compared to the prior year period. The decrease was due to higher Gross profit, which was partially offset by higher Operating expenses.

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

	Three Months Ended
Cash flows provided by (used in):	April 2, 2022	April 3, 2021	$ Change
Operating activities	$54	$224	$(170)
Investing activities	(19)	(23)	4
Financing activities	(220)	(181)	(39)
Effect of exchange rates on cash balances	(2)	(2)	—
Net (decrease) increase in cash and cash equivalents, including restricted cash	$(187)	$18	$(205)

The change in our cash and cash equivalents balance during the three months ended April 2, 2022 compared to the prior year period is reflective of the following:

•The decrease in cash provided by operating activities compared to the prior year was primarily due to higher incentive compensation payments, higher accounts receivable balances reflecting the timing of customer transactions within the period, and lower operating profitability, partly offset by lower inventory levels.

•Cash used in investing activities was comparable to the prior year. The Company had lower payments for the purchases of long-term investments, partly offset by higher capital expenditures.

•The increase in cash used in financing activities was primarily related to $305 million of share repurchases, partly offset by net borrowings of $105 million in the current period compared to net debt repayments of $156 million in the prior period.

Company Debt
The following table shows the carrying value of the Company’s debt (in millions):

	April 2, 2022	December 31, 2021
Term Loan A	$875	$888
Revolving Credit Facility	10	—
Receivables Financing Facilities	216	108
Total debt	$1,101	$996
Less: Debt issuance costs	(3)	(3)
Less: Unamortized discounts	(2)	(2)
Less: Current portion of debt	(183)	(69)
Total long-term debt	$913	$922

Term Loan A
The principal on Term Loan A is due in quarterly installments, with the next quarterly installment due in June 2022 and the majority due upon the August 9, 2024 maturity date. The Company may make prepayments, in whole or in part, without premium or penalty, and would be required to prepay certain outstanding amounts in the event of certain circumstances or transactions. As of April 2, 2022, the Term Loan A interest rate was 1.49%. Interest payments are made monthly and are subject to variable rates plus an applicable margin.

Revolving Credit Facility
The Company has a Revolving Credit Facility that is available for working capital and other general business purposes, including letters of credit. As of April 2, 2022, the Company had letters of credit totaling $7 million, which reduced funds available for borrowings under the Revolving Credit Facility from $1 billion to $993 million. As of April 2, 2022, the Revolving Credit Facility had an average interest rate of 1.69%.  Upon borrowing, interest payments are made monthly and are subject to variable rates plus an applicable margin. The Revolving Credit Facility matures on August 9, 2024.

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

As of April 2, 2022, the Company’s Consolidated Balance Sheets included $692 million of receivables that were pledged under the two Receivables Financing Facilities. As of April 2, 2022, $216 million had been borrowed, of which $121 million was classified as current. Borrowings under the Receivables Financing Facilities bear interest at a variable rate plus an applicable margin. As of April 2, 2022, the Receivables Financing Facilities had an average interest rate of 1.36%. Interest is paid on these borrowings on a monthly basis.

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

As of April 2, 2022 and December 31, 2021, there were a total of $68 million and $24 million, respectively, of uncollected receivables that had been sold and removed from the Company’s Consolidated Balance Sheets.

As servicer of sold receivables, the Company had $116 million and $141 million of obligations that were not yet remitted to banks as of April 2, 2022 and December 31, 2021, respectively. These obligations are included within Accrued liabilities on the Consolidated Balance Sheets, with changes in such obligations reflected within Net cash used in financing activities on the Consolidated Statements of Cash Flows.

See Note 14, Accounts Receivable Factoring in the Notes to Consolidated Financial Statements for further details.

Share Repurchases
On July 30, 2019, the Company announced that its Board of Directors authorized a share repurchase program for up to an aggregate amount of $1 billion of its outstanding shares of common stock. The share repurchase program does not have a stated expiration date. The level of the Company’s repurchases depends on a number of factors, including its financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors its management may deem relevant. The timing, volume, and nature of repurchases are subject to market conditions, applicable securities laws and other factors and may be amended, suspended or discontinued at any time. Repurchases may be effected from time to time through open market purchases, including pursuant to a pre-set trading plan meeting the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934. During the first three months of 2022, the Company repurchased 648,875 shares of common stock for approximately $305 million. As of April 2, 2022, the Company has cumulatively repurchased 1,944,616 shares of common stock for approximately $608 million under the plan, resulting in a remaining amount of share repurchases authorized under the plan of approximately $392 million. Subsequent to the first quarter, the Company has repurchased 274,166 shares of common stock for approximately $108 million through April 29, 2022.

Significant Customers

The Company has three customers, who are distributors of the Company’s products, services and solutions, that individually accounted for more than 10% of total Company Net sales for the periods presented. In the aggregate, the approximate percentage of our segment and Company total Net sales was as follows:

	Three Months Ended
	April 2, 2022			April 3, 2021
	AIT	EVM	Total	AIT	EVM	Total
Significant customers as a % of Net sales	14.3%	28.7%	43.0%	19.0%	32.6%	51.6%

These customers accounted for 55.8% of accounts receivable as of April 2, 2022. No other customer accounted for more than 10% of total Net sales during the periods ended April 2, 2022 and April 3, 2021, or more than 10% of total outstanding accounts receivables as of April 2, 2022.

Safe Harbor
Forward-looking statements contained in this filing are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995 and are highly dependent upon a variety of important factors, which could cause actual results to differ materially from those expressed or implied in such forward-looking statements. When used in this document and documents referenced, the words “anticipate,” “believe,” “intend,” “estimate,” “will,” and “expect” and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements but are not the exclusive means of identifying these statements. The forward-looking statements include, but are not limited to, the Company’s financial outlook for full year of 2022. These forward-looking statements are based on current expectations, forecasts and assumptions, and are subject to the risks and uncertainties inherent in the Company’s industry, market conditions, general domestic and international economic conditions, and other factors. These factors include:

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
There were no material changes in the Company’s market risk during the quarter ended April 2, 2022. For additional information on market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in the Annual Report on Form 10-K for the year ended December 31, 2021.

Item 4.	Controls and Procedures

Management’s Report on Disclosure Controls

Our management is responsible for establishing and maintaining adequate disclosure controls as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management assessed the effectiveness of our disclosure controls as of April 2, 2022. Based on this assessment and those criteria, our management believes that, as of April 2, 2022, our disclosure controls were effective.

Changes in Internal Controls over Financial Reporting
During the quarter ended April 2, 2022, there have been no changes in our internal controls that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
In September 2021, Honeywell filed patent infringement lawsuits against Zebra in multiple jurisdictions, including the International Trade Commission and Federal District Court in the Western District of Texas in the United States, as well as foreign courts in the United Kingdom, Germany and China. Honeywell has made substantially similar allegations of patent infringement in all cases filed. The technology addressed in the various actions generally includes aspects of data capture, barcode reading, and scanning. The allegedly infringing Zebra products identified in the actions are described as barcode scanners, mobile computers with barcode scanning capabilities, scan engines, and components thereof. The remedies sought in these lawsuits include damages and injunctive relief. The same Zebra products and technology are implicated in all of the lawsuits. Zebra is vigorously defending against these infringement allegations. In February 2022, Zebra filed patent infringement lawsuits against Honeywell in multiple jurisdictions, including the International Trade Commission and Federal District Court in the Eastern District of New York in the United States, as well as foreign courts in the United Kingdom, Germany and China. Zebra’s allegations against Honeywell in each case vary based on the underlying technology in the Zebra patent that is alleged to have been infringed by Honeywell. The technology addressed in the various actions includes scan engine functionality generally, distance scanning, power management and security. The Honeywell products that are accused of infringing Zebra’s patents in the various actions include scan engines and components thereof, barcode scanners, mobile computers, RFID printers and other wireless devices. The remedies sought in these lawsuits include damages and injunctive relief.

See Note 10, Accrued Liabilities, Commitments and Contingencies in the Notes to Consolidated Financial Statements included in this report.

Item 1A.	Risk Factors
In addition to the other information included in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2021, and the factors identified under “Safe Harbor” in Part I, Item 2 of this Quarterly Report on Form 10-Q, which could materially affect our business, financial condition, cash flows, or results of operations. The risks described in the Annual Report are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently considers immaterial also may materially adversely affect its business, financial condition, and/or operating results. There have been no material changes to the risk factors included in our Annual Report for the year ended December 31, 2021, other than as described below.

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

•Difficulty in effectively managing and overseeing operations that are distant and remote from corporate headquarters; and
•Integration and enforcement of laws varies significantly among jurisdictions and may change over time.

Further, the war between Russia and Ukraine and the global response to this war could have an adverse impact on our business and results of operations. On March 5, 2022, we suspended our business operations in Russia. While this suspension has not had, and is not expected to have, a material impact on our operating results, it is not possible to predict the broader or long-term consequences of the war between Russia and Ukraine, which may include further sanctions, embargoes, regional instability, geopolitical shifts and adverse effects on macroeconomic conditions, cybersecurity conditions, currency exchange rates, financial markets and energy markets. Such geopolitical instability and uncertainty could have a negative impact on our ability to sell and ship products, collect payments from and support customers in certain regions, and could increase the costs, risks and adverse impacts from supply chain and logistics challenges.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information with respect to repurchases of the Company’s common stock for the three months ended April 2, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (1)
January 1, 2022 - January 29, 2022	299,576	$512.38	299,576	$543
January 30, 2022 - February 26, 2022	349,099	432.50	349,099	392
February 27, 2022 - April 2, 2022	200	400.03	200	392
Total	648,875	$469.37	648,875	$392

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

Item 6.	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from Zebra Technologies Corporation Quarterly Report on Form 10-Q, for the quarter ended April 2, 2022, formatted in Inline XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements. The instance document does not appear in the interactive data file because Inline XBRL tags are embedded in the iXBRL document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2022, formatted in Inline XBRL (included in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZEBRA TECHNOLOGIES CORPORATION

Date: May 3, 2022	By:	/s/ Anders Gustafsson
Anders Gustafsson
Chief Executive Officer

Date: May 3, 2022	By:	/s/ Nathan Winters
Nathan Winters
Chief Financial Officer