Form 10-Q
period 2022-07-02
ZEBRA TECHNOLOGIES CORP
filed 2022-08-02
CIK 877212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒
As of July 29, 2022, there were 51,789,941 shares of Class A Common Stock, $.01 par value, outstanding.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
QUARTER ENDED JULY 2, 2022

PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements
ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	July 2, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$98	$332
Accounts receivable, net of allowances for doubtful accounts of $1 million each as of July 2, 2022 and December 31, 2021	925	752
Inventories, net	632	491
Income tax receivable	20	8
Prepaid expenses and other current assets	131	106
Total Current assets	1,806	1,689
Property, plant and equipment, net	265	272
Right-of-use lease assets	174	131
Goodwill	3,929	3,265
Other intangibles, net	659	469
Deferred income taxes	311	192
Other long-term assets	241	197
Total Assets	$7,385	$6,215
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$144	$69
Accounts payable	827	700
Accrued liabilities	714	639
Deferred revenue	413	380
Income taxes payable	15	12
Total Current liabilities	2,113	1,800
Long-term debt	2,017	922
Long-term lease liabilities	155	121
Deferred income taxes	71	6
Long-term deferred revenue	318	315
Other long-term liabilities	198	67
Total Liabilities	4,872	3,231
Stockholders’ Equity:
Preferred stock, $.01 par value; authorized 10,000,000 shares; none issued	—	—
Class A common stock, $.01 par value; authorized 150,000,000 shares; issued 72,151,857 shares	1	1
Additional paid-in capital	512	462
Treasury stock at cost, 20,196,863 and 18,736,582 shares as of July 2, 2022 and December 31, 2021, respectively	(1,652)	(1,023)
Retained earnings	3,680	3,573
Accumulated other comprehensive loss	(28)	(29)
Total Stockholders’ Equity	2,513	2,984
Total Liabilities and Stockholders’ Equity	$7,385	$6,215
See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Net sales:
Tangible products	$1,259	$1,192	$2,466	$2,345
Services and software	209	185	434	379
Total Net sales	1,468	1,377	2,900	2,724
Cost of sales:
Tangible products	685	618	1,366	1,209
Services and software	109	101	223	202
Total Cost of sales	794	719	1,589	1,411
Gross profit	674	658	1,311	1,313
Operating expenses:
Selling and marketing	151	148	303	282
Research and development	148	141	285	281
General and administrative	97	92	196	174
Settlement and related costs	372	—	372	—
Amortization of intangible assets	35	26	68	52
Acquisition and integration costs	14	4	18	5
Exit and restructuring costs	2	—	2	—
Total Operating expenses	819	411	1,244	794
Operating (loss) income	(145)	247	67	519
Other (loss) income, net:
Foreign exchange (loss) gain	(3)	(1)	5	1
Interest (expense) income, net	(3)	(7)	27	(5)
Other (expense) income, net	(2)	(1)	(2)	(1)
Total Other (expense) income, net	(8)	(9)	30	(5)
(Loss) income before income tax	(153)	238	97	514
Income tax (benefit) expense	(55)	19	(10)	67
Net (loss) income	$(98)	$219	$107	$447
Basic (loss) earnings per share	$(1.87)	$4.10	$2.04	$8.36
Diluted (loss) earnings per share	$(1.87)	$4.07	$2.02	$8.29
See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Net (loss) income	$(98)	$219	$107	$447
Other comprehensive income (loss), net of tax:
Changes in unrealized gains on anticipated sales hedging transactions	7	2	12	34
Foreign currency translation adjustment	(6)	—	(11)	(3)
Comprehensive (loss) income	$(97)	$221	$108	$478
See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except share data)
(Unaudited)

	Class A Common Stock Shares	Class A Common Stock Value	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2021	53,415,275	$1	$462	$(1,023)	$3,573	$(29)	$2,984
Issuances of treasury shares related to share-based compensation plans, net of forfeitures	20,082	—	8	(2)	—	—	6
Shares withheld to fund withholding tax obligations related to share-based compensation plans	(1,639)	—	—	(1)	—	—	(1)
Share-based compensation	—	—	17	—	—	—	17
Repurchases of common stock	(648,875)	—	—	(305)	—	—	(305)
Net income	—	—	—	—	205	—	205
Changes in unrealized gains and losses on anticipated sales hedging transactions (net of income taxes)	—	—	—	—	—	5	5
Foreign currency translation adjustment	—	—	—	—	—	(5)	(5)
Balance at April 2, 2022	52,784,843	$1	$487	$(1,331)	$3,778	$(29)	$2,906
Issuances of treasury shares related to share-based compensation plans, net of forfeitures	70,821	—	—	1	—	—	1
Shares withheld to fund withholding tax obligations related to share-based compensation plans	(56,431)	—	—	(22)	—	—	(22)
Share-based compensation	—	—	25	—	—	—	25
Repurchases of common stock	(844,239)	—	—	(300)	—	—	(300)
Net loss	—	—	—	—	(98)	—	(98)
Changes in unrealized gains and losses on anticipated sales hedging transactions (net of income taxes)	—	—	—	—	—	7	7
Foreign currency translation adjustment	—	—	—	—	—	(6)	(6)
Balance at July 2, 2022	51,954,994	$1	$512	$(1,652)	$3,680	$(28)	$2,513

	Class A Common Stock Shares	Class A Common Stock Value	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2020	53,462,082	$1	$395	$(919)	$2,736	$(69)	$2,144
Issuances of treasury shares related to share-based compensation plans, net of forfeitures	48,584	—	(6)	—	—	—	(6)
Shares withheld to fund withholding tax obligations related to share-based compensation plans	(400)	—	—	—	—	—	—
Share-based compensation	—	—	16	—	—	—	16
Repurchases of common stock	(100)	—	—	—	—	—	—
Net income	—	—	—	—	228	—	228
Changes in unrealized gains and losses on anticipated sales hedging transactions (net of income taxes)	—	—	—	—	—	32	32
Foreign currency translation adjustment	—	—	—	—	—	(3)	(3)
Balance at April 3, 2021	53,510,166	$1	$405	$(919)	$2,964	$(40)	$2,411
Issuances of treasury shares related to share-based compensation plans, net of forfeitures	27,226	—	—	—	—	—	—
Shares withheld to fund withholding tax obligations related to share-based compensation plans	(81,810)	—	—	(40)	—	—	(40)
Share-based compensation	—	—	22	—	—	—	22
Repurchases of common stock	(52,289)	—	—	(25)	—	—	(25)
Net income	—	—	—	—	219	—	219
Changes in unrealized gains and losses on anticipated sales hedging transactions (net of income taxes)	—	—	—	—	—	2	2
Balance at July 3, 2021	53,403,293	$1	$427	$(984)	$3,183	$(38)	$2,589

See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	July 2, 2022	July 3, 2021
Cash flows from operating activities:
Net income	$107	$447
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	103	88
Share-based compensation	42	38
Deferred income taxes	(124)	(5)
Unrealized gain on forward interest rate swaps	(52)	(13)
Other, net	3	1
Changes in operating assets and liabilities:
Accounts receivable, net	(170)	(59)
Inventories, net	(108)	26
Other assets	(52)	(22)
Accounts payable	121	(10)
Accrued liabilities	(77)	2
Deferred revenue	34	67
Income taxes	(9)	(23)
Settlement and related costs, net	320	—
Other operating activities	16	2
Net cash provided by operating activities	154	539
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(875)	(17)
Purchases of property, plant and equipment	(31)	(25)
Purchases of long-term investments	(6)	(17)
Net cash used in investing activities	(912)	(59)
Cash flows from financing activities:
Payment of debt issuance costs, extinguishment costs and discounts	(8)	—
Payments of long-term debt	(119)	(264)
Proceeds from issuance of long-term debt	1,294	8
Payments for repurchases of common stock	(605)	(25)
Net payments related to share-based compensation plans	(16)	(46)
Change in unremitted cash collections from servicing factored receivables	(28)	(2)
Net cash provided by (used in) financing activities	518	(329)
Effect of exchange rate changes on cash and cash equivalents, including restricted cash	(6)	(4)
Net (decrease) increase in cash and cash equivalents, including restricted cash	(246)	147
Cash and cash equivalents, including restricted cash, at beginning of period	344	192
Cash and cash equivalents, including restricted cash, at end of period	$98	$339
Less restricted cash, included in Prepaid expenses and other current assets	—	(21)
Cash and cash equivalents at end of period	$98	$318
Supplemental disclosures of cash flow information:
Income taxes paid	$120	$94
Interest paid	$15	$17
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

In the opinion of the Company, these interim financial statements include all adjustments (of a normal, recurring nature) necessary to fairly present its Consolidated Balance Sheet as of July 2, 2022, the Consolidated Statements of Operations, Comprehensive Income and Stockholders’ Equity for the three and six months ended July 2, 2022 and July 3, 2021, and the Consolidated Statement of Cash Flows for the six months ended July 2, 2022 and July 3, 2021. These results, however, are not necessarily indicative of the results expected for the full fiscal year ending December 31, 2022.

Effective January 1, 2022, the location solutions offering, which provides a range of real-time location systems (“RTLS”) and services that generate on-demand information about the physical location and status of assets, equipment, and people, moved from our Asset Intelligence & Tracking (“AIT”) segment into our Enterprise Visibility & Mobility (“EVM”) segment contemporaneous with a change in our organizational structure and management of the business. We have reported our results reflecting this change, including historical periods, on a comparable basis. This change does not have an impact to the Consolidated Financial Statements. See Note 18, Segment Information & Geographic Data for additional information related to each segment’s results.

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

Disaggregation of Revenue
The following table presents our Net sales disaggregated by product category for each of our segments, AIT and EVM, for the three and six months ended July 2, 2022 and July 3, 2021 (in millions):

	Three Months Ended
	July 2, 2022			July 3, 2021
Segment	Tangible Products	Services and Software	Total	Tangible Products	Services and Software	Total
AIT	$422	$24	$446	$390	$24	$414
EVM	837	185	1,022	802	164	966
Corporate, eliminations(1)	—	—	—	—	(3)	(3)
Total	$1,259	$209	$1,468	$1,192	$185	$1,377

	Six Months Ended
	July 2, 2022			July 3, 2021
Segment	Tangible Products	Services and Software	Total	Tangible Products	Services and Software	Total
AIT	$792	$48	$840	$797	$46	$843
EVM	1,674	386	2,060	1,548	339	1,887
Corporate, eliminations(1)	—	—	—	—	(6)	(6)
Total	$2,466	$434	$2,900	$2,345	$379	$2,724

(1)Amounts included in Corporate, eliminations consist of purchase accounting adjustments.

In addition, refer to Note 18, Segment Information & Geographic Data for Net sales to customers by geographic region.

Performance Obligations
The Company’s remaining performance obligations primarily relate to repair and support services, as well as solution offerings. The aggregated transaction price allocated to remaining performance obligations for arrangements with an original term exceeding one year was $1,055 million and $1,033 million, inclusive of deferred revenue, as of July 2, 2022 and December 31, 2021, respectively. On average, remaining performance obligations as of July 2, 2022 and December 31, 2021 are expected to be recognized over a period of approximately two years.

Contract Balances
Progress on satisfying performance obligations under contracts with customers related to billed revenues is reflected on the Consolidated Balance Sheets in Accounts receivable, net. Progress on satisfying performance obligations under contracts with customers related to unbilled revenues (“contract assets”) is reflected on the Consolidated Balance Sheets as Prepaid expenses and other current assets for revenues expected to be billed within the next twelve months, and Other long-term assets for revenues expected to be billed thereafter. The total contract asset balances were $12 million and $10 million as of July 2, 2022 and December 31, 2021, respectively. These contract assets result from timing differences between billing and satisfying performance obligations, as well as the impact from the allocation of the transaction price among performance obligations for contracts that include multiple performance obligations. Contract assets are evaluated for impairment and no impairment losses have been recognized during the three and six months ended July 2, 2022 and July 3, 2021, respectively.

Deferred revenue on the Consolidated Balance Sheets consists of payments and billings in advance of our performance. The combined short-term and long-term deferred revenue balances were $731 million and $695 million as of July 2, 2022 and December 31, 2021, respectively. During the three and six months ended July 2, 2022, the Company recognized $108 million and $237 million in revenue, which was previously included in the beginning balance of deferred revenue as of December 31, 2021. During the three and six months ended July 3, 2021, the Company recognized $75 million and $185 million in revenue, which was previously included in the beginning balance of deferred revenue as of December 31, 2020.

Note 4 Inventories

The components of Inventories, net are as follows (in millions):

	July 2, 2022	December 31, 2021
Raw materials	$275	$196
Work in process	3	3
Finished goods	354	292
Total Inventories, net	$632	$491

Note 5 Business Acquisitions

Matrox
On June 3, 2022, the Company acquired Matrox Electronic Systems Ltd. (“Matrox”), a developer of advanced machine vision components and software. Through its acquisition of Matrox, the Company intends to expand its machine vision products and software offerings.

The acquisition was accounted for under the acquisition method of accounting for business combinations. The Company’s total purchase consideration was $878 million comprised of $875 million in cash paid at closing, net of Matrox’s cash on-hand and an additional $3 million of cash that will be paid in the third quarter of 2022.

The Company utilized estimated fair values as of the acquisition date to allocate the total purchase consideration to the identifiable assets acquired and liabilities assumed. The fair value of the net assets acquired was based on several estimates and assumptions, as well as customary valuation techniques, primarily the excess earnings method for customer relationships as well as the relief from royalty method for technology and patent intangible assets. While we believe these estimates provide a reasonable basis to record the net assets acquired, the purchase price allocation is considered preliminary and subject to adjustment during the measurement period, which is up to one year from the acquisition date. The primary fair value estimates still considered preliminary as of July 2, 2022 include intangible assets and income tax-related items.

The preliminary purchase price allocation to assets acquired and liabilities assumed was as follows (in millions):

Identifiable intangible assets	$257
Inventory	33
Other assets acquired	13
Deferred tax liabilities	(68)
Other liabilities assumed	(21)
Net assets acquired	$214
Goodwill on acquisition	664
Total purchase price	$878

The $664 million of goodwill, which is non-deductible for tax purposes, has been allocated to the EVM segment and principally relates to the planned global expansion and integration of Matrox into the Company’s machine vision offerings.

The preliminary purchase price allocation to identifiable intangible assets acquired was as follows:

	Fair Value (in millions)	Useful Life (in years)
Customer and other relationships	$196	11
Technology and patents	59	7
Trade names	2	2
Total identifiable intangible assets	$257

In connection with the acquisition of Matrox, the Company granted $13 million of cash-settled RSUs to certain employees, which are attributable to service to be rendered subsequent to the acquisition and will generally be expensed over a 3-year service period.

The Company has not included unaudited pro forma results, as if Matrox had been acquired as of January 1, 2021, as doing so would not yield materially different results.

The Company incurred approximately $14 million of acquisition-related costs during the second quarter of 2022, primarily related to third-party transaction and advisory fees associated with the Matrox acquisition. These costs are included within Acquisition and integration costs on the Consolidated Statement of Operations.

Note 6 Goodwill and Other Intangibles

Goodwill
Changes in the net carrying value of goodwill by segment were as follows (in millions):

	AIT	EVM	Total
Goodwill as of December 31, 2021	$169	$3,096	$3,265
Matrox acquisition	—	664	664
Goodwill as of July 2, 2022	$169	$3,760	$3,929

See Note 5, Business Acquisitions for further details related to the Company’s acquisitions and purchase price allocation adjustments.

Other Intangibles, net
The balances in Other Intangibles, net consisted of the following (in millions):

	As of July 2, 2022			As of December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Technology and patents	$948	$(592)	$356	$889	$(566)	$323
Customer and other relationships	826	(541)	285	631	(503)	128
Trade names	66	(48)	18	64	(46)	18
Total	$1,840	$(1,181)	$659	$1,584	$(1,115)	$469

Amortization expense was $35 million and $26 million during the three months ended July 2, 2022 and July 3, 2021, respectively, and $68 million and $52 million during the six months ended July 2, 2022 and July 3, 2021, respectively.

As of July 2, 2022, estimated future intangible asset amortization expense is as follows (in millions):

2022 (remaining 6 months)	$66
2023	99
2024	94
2025	93
2026	89
Thereafter	218
Total	$659

Note 7 Investments

The carrying value of the Company’s venture investments was $107 million and $101 million as of July 2, 2022 and December 31, 2021, respectively, which are included in Other long-term assets on the Consolidated Balance Sheets.

During the three and six months ended July 2, 2022, the Company paid $1 million and $6 million for the purchases of long-term investments, respectively. Comparatively, during the three and six months ended July 3, 2021, the Company paid $4 million and $17 million for the purchases of new long-term investments, respectively.

Net gains and losses related to the Company’s investments are included within Other (expense) income, net on the Consolidated Statements of Operations. The Company recognized net losses of $0 million and $1 million during the three months ended July 2, 2022 and July 3, 2021, respectively. The Company did not recognize any net gains or losses in the six months ended July 2, 2022 or July 3, 2021.

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
The Company’s financial assets and liabilities carried at fair value as of July 2, 2022, are classified below (in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange contracts (1)	$3	$37	$—	$40
Forward interest rate swap contracts (2)	—	36	—	36
Money market investments related to deferred compensation plan	33	—	—	33
Total Assets at fair value	$36	$73	$—	$109
Liabilities:
Liabilities related to the deferred compensation plan	33	—	—	33
Total Liabilities at fair value	$33	$—	$—	$33
The Company’s financial assets and liabilities carried at fair value as of December 31, 2021, are classified below (in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange contracts (1)	$—	$23	$—	$23
Money market investments related to deferred compensation plan	37	—	—	37
Total Assets at fair value	$37	$23	$—	$60
Liabilities:
Forward interest rate swap contracts (2)	$—	$16	$—	$16
Liabilities related to the deferred compensation plan	37	—	—	37
Total Liabilities at fair value	$37	$16	$—	$53

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

In accordance with ASC 815, the Company recognizes derivative instruments as either assets or liabilities on the Consolidated Balance Sheets and measures them at fair value. The following table presents the fair value of its derivative instruments (in millions):

	Asset (Liability)
		Fair Values as of
	Balance Sheet Classification	July 2, 2022	December 31, 2021
Derivative instruments designated as hedges:
Foreign exchange contracts	Prepaid expenses and other current assets	$37	$23
Total derivative instruments designated as hedges		$37	$23

Derivative instruments not designated as hedges:
Foreign exchange contracts	Prepaid expenses and other current assets	$3	$—
Forward interest rate swaps	Prepaid expenses and other current assets	8	—
Forward interest rate swaps	Other long-term assets	28	—
Forward interest rate swaps	Accrued liabilities	—	(15)
Forward interest rate swaps	Other long-term liabilities	—	(1)
Total derivative instruments not designated as hedges		$39	$(16)
Total net derivative asset		$76	$7
The following table presents the net gains (losses) from changes in fair values of derivatives that are not designated as hedges (in millions):

	Gains (Losses) Recognized in Income
		Three Months Ended		Six Months Ended
	Statements of Operations Classification	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Derivative instruments not designated as hedges:
Foreign exchange contracts	Foreign exchange (loss) gain	$9	$(6)	$8	$—
Forward interest rate swaps	Interest (expense) income, net	11	(3)	45	5
Total gain (loss) recognized in income		$20	$(9)	$53	$5

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

The Company’s master netting and other similar arrangements with the respective counterparties allow for net settlement under certain conditions, which are designed to reduce credit risk by permitting net settlement with the same counterparty. We present the assets and liabilities of our derivative financial instruments, for which we have net settlement agreements in place, on a net basis on the Consolidated Balance Sheets. If the derivative financial instruments had been presented gross on the Consolidated Balance Sheets, the asset and liability positions would have been unchanged as of July 2, 2022 and increased by $1 million as of December 31, 2021.

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

The Company manages the exchange rate risk of anticipated Euro-denominated sales using forward contracts, which typically mature within twelve months of execution. The Company designates these derivative contracts as cash flow hedges. Unrealized gains and losses on these contracts are deferred in Accumulated other comprehensive income (loss) (“AOCI”) on the Consolidated Balance Sheets until the contract is settled and the hedged sale is realized. The realized gain or loss is then recorded as an adjustment to Net sales on the Consolidated Statements of Operations. Realized amounts reclassified to Net sales were $27 million of gains and $8 million of losses for the three months ended July 2, 2022 and July 3, 2021, respectively. Realized amounts reclassified to Net sales were $43 million of gains and $20 million of losses for the six months ended July 2, 2022 and July 3, 2021, respectively. As of July 2, 2022 and December 31, 2021, the notional amounts of the Company’s foreign exchange cash flow hedges were €459 million and €675 million, respectively. The Company has reviewed its cash flow hedges for effectiveness and determined that they are highly effective.

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

	July 2, 2022		December 31, 2021
Notional balance of outstanding contracts:
British Pound/U.S. Dollar		£21		£13
Euro/U.S. Dollar		€123		€142
Euro/Czech Koruna		€16		€16
Singapore Dollar/U.S. Dollar	S$	12	S$	16
Mexican Peso/U.S. Dollar	Mex$	113	Mex$	64
Polish Zloty/U.S. Dollar	zł	14	zł	103
Net fair value of assets of outstanding contracts		$3		$—

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

The Company’s interest rate swaps are not designated as hedges and changes in fair value are recognized immediately as Interest (expense) income, net on the Consolidated Statements of Operations.

Note 10 Long-Term Debt

The following table shows the carrying value of the Company’s debt (in millions):

	July 2, 2022	December 31, 2021
Term Loan A	$1,750	$888
Revolving Credit Facility	235	—
Receivables Financing Facilities	186	108
Total debt	$2,171	$996
Less: Debt issuance costs	(5)	(3)
Less: Unamortized discounts	(5)	(2)
Less: Current portion of debt	(144)	(69)
Total long-term debt	$2,017	$922

As of July 2, 2022, the future maturities of debt are as follows (in millions):

2022 (remaining 6 months)	$122
2023	44
2024	129
2025	66
2026	88
Thereafter	1,722
Total future debt maturities	$2,171
All borrowings as of July 2, 2022 were denominated in U.S. Dollars.
The estimated fair value of the Company’s debt approximated $2.1 billion and $1.0 billion as of July 2, 2022 and December 31, 2021, respectively. These fair value amounts, developed based on inputs classified as Level 2 within the fair value hierarchy, represent the estimated value at which the Company’s lenders could trade its debt within the financial markets and do not represent the settlement value of these liabilities to the Company. The fair value of debt will continue to vary each period based on a number of factors, including fluctuations in market interest rates as well as changes to the Company’s credit ratings.

In May 2022, the Company refinanced its long-term credit facilities by entering into its third amendment to the Amended and Restated Credit Agreement (“Amendment No. 3”). Amendment No. 3 increased the Company’s borrowing under Term Loan A from $875 million to $1.75 billion and increased the Company’s borrowing capacity under the Revolving Credit Facility from $1 billion to $1.5 billion. Amendment No. 3 also extended the maturities of Term Loan A and the Revolving Credit Facility to May 25, 2027 and replaced LIBOR with SOFR as the benchmark reference rate.

This refinancing resulted in one-time charges of $2 million, which included certain third party fees and the accelerated amortization of previously deferred issuance costs. These items are included in Interest (expense) income, net on the Consolidated Statements of Operations. Additionally, $6 million of new issuance costs and fees were deferred and will be amortized over the remaining term of Term Loan A and the Revolving Credit Facility.

Term Loan A
The principal on Term Loan A is due in quarterly installments, with the next quarterly installment due in September 2022 and the majority due upon the May 25, 2027 maturity date. The Company may make prepayments, in whole or in part, without premium or penalty, and would be required to prepay certain outstanding amounts in the event of certain circumstances or transactions. As of July 2, 2022, the Term Loan A interest rate was 3.10%. Interest payments are generally made monthly and are subject to variable rates plus an applicable margin.

Revolving Credit Facility
The Company has a Revolving Credit Facility that is available for working capital and other general business purposes, including letters of credit. As of July 2, 2022, the Company had letters of credit totaling $7 million, which reduced funds available for borrowings under the Revolving Credit Facility from $1,500 million to $1,493 million. As of July 2, 2022, the Revolving Credit Facility had an average interest rate of 2.57%. Upon borrowing, interest payments are made monthly and are subject to variable rates plus an applicable margin. The Revolving Credit Facility matures on May 25, 2027.

Receivables Financing Facilities
The Company has two Receivables Financing Facilities with financial institutions that have a combined total borrowing limit of up to $280 million. As collateral, the Company pledges perfected first-priority security interests in its U.S. domestically originated accounts receivable. The Company has accounted for transactions under its Receivables Financing Facilities as secured borrowings. The Company’s first Receivables Financing Facility allows for borrowings of up to $180 million and matures on March 19, 2024. The Company’s second Receivable Financing Facility allows for borrowings of up to $100 million and matures on May 15, 2023.

As of July 2, 2022, the Company’s Consolidated Balance Sheets included $763 million of receivables that were pledged under the two Receivables Financing Facilities. As of July 2, 2022, $186 million had been borrowed, of which $100 million was classified as current. Borrowings under the Receivables Financing Facilities bear interest at a variable rate plus an applicable margin. As of July 2, 2022, the Receivables Financing Facilities had an average interest rate of 2.57%. Interest is paid on these borrowings on a monthly basis.

Each of the Company’s borrowing arrangements described above include terms and conditions that limit the incurrence of additional borrowings and require that certain financial ratios be maintained at designated levels.

The Company uses interest rate swaps to manage the interest rate risk associated with its debt. See Note 9, Derivative Instruments for further information.

As of July 2, 2022, the Company was in compliance with all debt covenants.

Note 11 Leases

During the three months ended July 2, 2022, the Company recorded an additional $54 million of right-of-use (“ROU”) assets obtained in exchange for lease obligations primarily related to the commencement of a new distribution center lease agreement and an extension to a real estate lease agreement.

Future minimum lease payments under non-cancellable leases as of July 2, 2022 were as follows (in millions):

2022 (remaining 6 months)	$24
2023	44
2024	42
2025	30
2026	25
Thereafter	67
Total future minimum lease payments	$232
Less: Interest	(38)
Present value of lease liabilities	$194

Reported as of July 2, 2022:
Current portion of lease liabilities	$39
Long-term lease liabilities	155
Present value of lease liabilities	$194

The current portion of lease liabilities is included within Accrued liabilities on the Consolidated Balance Sheets.

Note 12 Accrued Liabilities, Commitments and Contingencies

Accrued Liabilities
The components of Accrued liabilities are as follows (in millions):

	July 2, 2022	December 31, 2021
Settlement and related costs	$185	$—
Payroll and benefits	116	96
Incentive compensation	64	155
Warranty	26	26
Customer rebates	49	51
Leases	39	33
Unremitted cash collections due to banks on factored accounts receivable	113	141
Short-term interest rate swaps	—	15
Freight and duty	45	45
Other	77	77
Accrued liabilities	$714	$639

Warranties
The following table is a summary of the Company’s accrued warranty obligations (in millions):

	Six Months Ended
	July 2, 2022	July 3, 2021
Balance at the beginning of the period	$26	$24
Warranty expense	15	16
Warranties fulfilled	(15)	(15)
Balance at the end of the period	$26	$25

Contingencies
The Company is subject to a variety of investigations, claims, suits, and other legal proceedings that arise from time to time in the ordinary course of business, including but not limited to, intellectual property, employment, tort, and breach of contract matters. The Company currently believes that the outcomes of such proceedings, individually and in the aggregate, will not have a material adverse impact on its business, cash flows, financial position, or results of operations. Any legal proceedings are subject to inherent uncertainties, and the Company’s view of these matters and their potential effects may change in the future. The Company records a liability for contingencies when a loss is deemed to be probable and the loss can be reasonably estimated.

During the second quarter of 2022, the Company entered into a License and Settlement agreement (“Settlement”) to resolve certain patent-related litigation. Under the Settlement, the Company and the counterparty each agreed to a mutual general release from all past claims asserted by the parties; entered into a covenant not to sue for patent infringement; agreed to a payment by the Company to the counterparty for past damages of $360 million and entered into a royalty-free cross-license with respect to each party’s existing patent portfolio for the lives of the licensed patents. Based on the terms of the Settlement and a relative fair value analysis of each of the settlement provisions, the Company concluded that no significant portion of the payment resulted in a future benefit, and as such, the full $360 million was recorded as a charge in the current quarter. That charge, along with $12 million of external legal fees, is reflected within Settlement and related costs on the Consolidated Statement of Operations. The payment terms under the Settlement consist of 8 quarterly payments of $45 million beginning in the current quarter. The portion payable in the next 12 months is included within Accrued liabilities, with the remaining amounts included within Other long-term liabilities on the Consolidated Balance Sheets. See Item 1, Legal Proceedings for additional information.

Note 13 Share-Based Compensation

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

The Company uses treasury shares as its source for issuing shares under the share-based compensation programs. As of July 2, 2022, the Company had 2,878,812 shares of Class A Common stock remaining available to be issued under the 2018 Plan.

The compensation expense from the Company’s share-based compensation plans and associated income tax benefit, excluding the effects of excess tax benefits or shortfalls, were included in the Consolidated Statements of Operations as follows (in millions):

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Cost of sales	$1	$2	$2	$4
Selling and marketing	6	7	10	13
Research and development	10	8	16	14
General and administration	10	10	16	17
Total compensation expense	$27	$27	$44	$48
Income tax benefit	$5	$4	$8	$7

As of July 2, 2022, total unearned compensation costs related to the Company’s share-based compensation plans was $149 million, which will be recognized over the weighted average remaining service period of approximately 1.6 years.

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

The Company also issues RSAs to non-employee directors. The number of shares granted to each non-employee director is determined by dividing the value of the annual grant by the price of a share of the Company’s Class A Common Stock. New directors in any fiscal year earn a prorated amount. During the first six months of 2022, there were 5,686 shares granted to non-employee directors compared to 2,877 shares during the first six months of 2021. The shares vest immediately on the grant date.

A summary of the Company’s restricted and performance stock-settled awards for the six months ended July 2, 2022 is as follows:

	RSUs		PSUs		RSAs		PSAs
	Units	Weighted-Average Grant Date Fair Value	Units	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of period	130,009	$518.80	37,691	$482.42	154,322	$253.54	74,032	$225.34
Granted	164,592	366.72	69,553	367.87	5,960	321.34	—	—
Released	(27,961)	492.78	(226)	482.42	(90,499)	233.33	(37,617)	205.54
Forfeited	(8,636)	512.86	(402)	482.42	(6,650)	253.00	(115)	244.62
Outstanding at end of period	258,004	$424.54	106,616	$407.69	63,133	$288.01	36,300	$245.80

Stock Appreciation Rights (“SARs”)
SARs were previously granted primarily as part of the Company’s annual share-based compensation incentive program. Beginning in 2021, the Company no longer included SARs in its annual share based compensation award issuances and did not issue any SARs during the six months ended July 2, 2022.

A summary of the Company’s SARs for the six months ended July 2, 2022 is as follows:

SARs	SARs	Weighted-Average Exercise Price
Outstanding at beginning of period	474,151	$121.05
Granted	—	—
Exercised	(16,533)	70.19
Forfeited	(953)	226.71
Expired	—	—
Outstanding at end of period	456,665	$122.67
Exercisable at end of period	410,816	$109.36

The following table summarizes information about SARs outstanding as of July 2, 2022:

	Outstanding	Exercisable
Aggregate intrinsic value (in millions)	$81	$78
Weighted-average remaining contractual life (in years)	3.1	3.0

The intrinsic value of SARs exercised during the six months ended July 2, 2022 and July 3, 2021 was $6 million and $38 million, respectively. The total fair value of SARs vested during the six months ended July 2, 2022 and July 3, 2021 was $3 million and $5 million, respectively.

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

As of July 2, 2022, there were 19,540 outstanding Reflexis Replacement Options, of which 17,132 were exercisable. The outstanding awards have a weighted average exercise price and remaining contractual life of $57.69 and 5.9 years, respectively. The awards that are exercisable have a weighted average exercise price and remaining contractual life of $55.47 and 5.7 years, respectively. The intrinsic value of Reflexis Replacement Options exercised was $2 million each during the six months ended July 2, 2022 and July 3, 2021. The total fair value of Reflexis Replacement Options vested during the six months ended July 2, 2022 and July 3, 2021 was $1 million and $3 million, respectively.

Cash-settled awards
The Company also has cash-settled share-based compensation awards, including cash-settled stock appreciation rights, cash-settled restricted stock units and cash-settled performance stock units that are classified as liability awards. These awards are expensed over the vesting period of the related award, which is typically three years. Compensation cost is calculated at the fair value on grant date multiplied by the number of share-equivalents granted. The fair value is remeasured at the end of each reporting period based on the Company’s stock price, with remeasurements reflected as an adjustment to compensation expense in the Consolidated Statements of Operations. Cash settlement is based on the fair value of share equivalents at the time of vesting, which was $4 million and $9 million for the six months ended July 2, 2022 and July 3, 2021, respectively. Share-equivalents issued under these programs totaled 64,056 and 9,262 during the six months ended July 2, 2022 and July 3, 2021, respectively.

In connection with the acquisition of Matrox, the Company granted $13 million of cash-settled RSUs to certain employees, which are attributable to service to be rendered subsequent to the acquisition and will generally be expensed over a 3-year service period.

Employee Stock Purchase Plan
In May 2020, the Company’s stockholders approved the Zebra Technologies Corporation 2020 Employee Stock Purchase Plan (“2020 ESPP”), which superseded the 2011 Employee Stock Purchase Plan (“2011 ESPP”) and became effective on July 1, 2020. Like the 2011 ESPP, the 2020 ESPP permits eligible employees to purchase common stock at 95% of the fair market value at the date of purchase. Employees may make purchases by cash or payroll deductions up to certain limits. The aggregate number of shares that may be purchased under the 2020 ESPP is 1,500,000 shares. As of July 2, 2022, 1,421,112 shares remained available for future purchase.

Note 14 Income Taxes

The Company’s effective tax rate for the three and six months ended July 2, 2022 was 35.9% and (10.3)%, respectively, compared to 8.0% and 13.0%, three and six respectively, for the comparable periods ended July 3, 2021. In the current period, the variance from the 21% federal statutory rate was primarily attributable to a discrete tax benefit resulting from the Settlement and related costs recorded in the quarter, lower tax rates on foreign earnings, and U.S. tax credits. In the prior period, the variance from the 21% federal statutory rate was primarily attributable to share-based compensation deductions, lower tax rates on foreign earnings and U.S. tax credits.

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

Management evaluates all jurisdictions based on historical pre-tax earnings and taxable income to determine the need for valuation allowances on a quarterly basis. Based on this analysis, a valuation allowance has been recorded for any jurisdictions where, in the Company’s judgment, tax benefits are not expected to be realized. There were no changes to our valuation allowance during the three and six months ended July 2, 2022.

Uncertain Tax Positions
The Company is currently undergoing U.S. federal income tax audits for tax years 2017 and 2018. Additionally, fiscal years 2009 through 2022 remain open to examination by multiple foreign and U.S. state taxing jurisdictions. As of July 2, 2022, no significant uncertain tax positions are expected to be settled within the next twelve months. Due to uncertainties in any tax audit or litigation outcome, the Company’s estimates of the ultimate settlements of uncertain tax positions may change and the actual tax benefits may differ significantly from estimates.

Note 15 (Loss) Earnings Per Share

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

(Loss) earnings per share (in millions, except share data):

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Basic:
Net (loss) income	$(98)	$219	$107	$447
Weighted-average shares outstanding (1)	52,138,470	53,449,143	52,642,348	53,460,495
Basic (loss) earnings per share	$(1.87)	$4.10	$2.04	$8.36

Diluted:
Net (loss) income	$(98)	$219	$107	$447
Weighted-average shares outstanding (1)	52,138,470	53,449,143	52,642,348	53,460,495
Dilutive shares (2)	—	459,152	391,381	469,608
Diluted weighted-average shares outstanding	52,138,470	53,908,295	53,033,729	53,930,103
Diluted (loss) earnings per share	$(1.87)	$4.07	$2.02	$8.29

(1) In periods of a net loss, restricted stock and performance share awards, which are participating securities, are excluded from weighted-average shares outstanding.
(2) In periods of net loss, all unvested share-based awards were anti-dilutive and therefore excluded from diluted shares.

Anti-dilutive share-based compensation awards are excluded from diluted earnings per share calculations. There were 630,182 and 335,476 shares that were anti-dilutive for the three and six months ended July 2, 2022, respectively. No shares were anti-dilutive for the three and six months ended and July 3, 2021.

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

The components of AOCI for the six months ended July 2, 2022 and July 3, 2021 are as follows (in millions):

	Unrealized gain (loss) on sales hedging	Foreign currency translation adjustments	Total
Balance at December 31, 2020	$(28)	$(41)	$(69)
Other comprehensive income (loss) before reclassifications	23	(3)	20
Amounts reclassified from AOCI(1)	20	—	20
Tax effect	(9)	—	(9)
Other comprehensive income (loss), net of tax	34	(3)	31
Balance at July 3, 2021	$6	$(44)	$(38)

Balance at December 31, 2021	$18	$(47)	$(29)
Other comprehensive income (loss) before reclassifications	57	(11)	46
Amounts reclassified from AOCI(1)	(43)	—	(43)
Tax effect	(2)	—	(2)
Other comprehensive income (loss), net of tax	12	(11)	1
Balance at July 2, 2022	$30	$(58)	$(28)
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

The Company currently has two active Receivables Factoring arrangements. One arrangement allows for the factoring of up to $25 million of uncollected receivables originated from the Europe, Middle East, and Africa (“EMEA”) region. The second arrangement allows for the factoring of up to €150 million of uncollected receivables originated from the EMEA and Asia-Pacific regions. With respect to the second arrangement, the Company may be required to maintain a portion of sales proceeds as deposits in a restricted cash account that is released to the Company as it satisfies its obligations as servicer of sold receivables, which totaled $0 million and $12 million as of July 2, 2022 and December 31, 2021, respectively, and is classified within Prepaid expenses and other current assets on the Consolidated Balance Sheets.

During the six months ended July 2, 2022 and July 3, 2021, the Company received cash proceeds of $765 million and $814 million, respectively, from the sales of accounts receivables under its factoring arrangements. As of July 2, 2022 and December 31, 2021, there were a total of $64 million and $24 million, respectively, of uncollected receivables that had been sold and removed from the Company’s Consolidated Balance Sheets.

As servicer of sold receivables, the Company had $113 million and $141 million of obligations that were not yet remitted to banks as of July 2, 2022 and December 31, 2021, respectively. These obligations are included within Accrued liabilities on the Consolidated Balance Sheets, with changes in such obligations reflected within Net cash used in financing activities on the Consolidated Statements of Cash Flows.

Fees incurred in connection with these arrangements were not significant.

Note 18 Segment Information & Geographic Data

The Company’s operations consist of two reportable segments: Asset Intelligence & Tracking (“AIT”) and Enterprise Visibility & Mobility (“EVM”). The reportable segments have been identified based on the financial data utilized by the Company’s Chief Executive Officer (the chief operating decision maker or “CODM”) to assess segment performance and allocate resources among the Company’s segments. The CODM reviews adjusted operating income to assess segment profitability. To the extent applicable, segment operating income excludes business acquisition purchase accounting adjustments, amortization of intangible assets, acquisition and integration costs, impairment of goodwill and other intangibles, exit and restructuring costs, as well as certain other non-recurring costs (such as the Settlement and related costs in the current year). Segment assets are not reviewed by the Company’s CODM and therefore are not disclosed below.

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

Financial information by segment is presented as follows (in millions):

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Net sales:
AIT	$446	$414	$840	$843
EVM	1,022	966	2,060	1,887
Total segment Net sales	1,468	1,380	2,900	2,730
Corporate, eliminations(1)	—	(3)	—	(6)
Total Net sales	$1,468	$1,377	$2,900	$2,724
Operating income:
AIT(2)	$97	$100	$157	$211
EVM(2)	181	180	370	371
Total segment operating income	278	280	527	582
Corporate eliminations(1)	(423)	(33)	(460)	(63)
Total Operating (loss) income	$(145)	$247	$67	$519

(1)To the extent applicable, amounts included in Corporate eliminations consist of business acquisition purchase accounting adjustments, amortization of intangible assets, acquisition and integration costs, impairment of goodwill and other intangibles, exit and restructuring costs, as well as certain other non-recurring costs (such as the Settlement and related costs in the current year).

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

Geographic data for Net sales is as follows (in millions):

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
North America	$714	$707	$1,413	$1,380
EMEA	521	464	1,021	954
Asia-Pacific	152	137	301	257
Latin America	81	69	165	133
Total Net sales	$1,468	$1,377	$2,900	$2,724

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Zebra Technologies Corporation and its subsidiaries (“Zebra” or the “Company”) is a global leader respected for innovative Enterprise Asset Intelligence (“EAI”) solutions in the automatic identification and data capture solutions industry. We design, manufacture, and sell a broad range of products and solutions, including cloud-based software subscriptions, that capture and move data. These products and solutions include mobile computers; barcode scanners and imagers; radio frequency identification device (“RFID”) readers; specialty printers for barcode labeling and personal identification; fixed industrial scanning and machine vision; real-time location systems (“RTLS”); related accessories and supplies, such as self-adhesive labels and other consumables; and related software applications. We also provide a full range of services, including maintenance, technical support, repair, managed and professional services, as well as various workflow optimization solutions, including cloud-based software subscriptions and robotic automation solutions. End-users of our products, solutions and services include those in the retail and e-commerce, manufacturing, transportation and logistics, healthcare, public sector, and other industries within the following regions: North America; Europe, Middle East, and Africa (“EMEA”); Asia-Pacific; and Latin America.

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

Recent Developments
Share Repurchase
On May 17, 2022, the Company announced that its Board of Directors authorized an incremental $1 billion share repurchase program of its outstanding shares of common stock. This authorization augments the previous $1 billion share repurchase authorization which was announced in July 2019.

Debt Refinancing
On May 26, 2022, the Company announced that it amended its long-term credit facilities which increased its borrowing under Term Loan A from $875 million to $1.75 billion and also its borrowing capacity under the Revolving Credit Facility from $1 billion to $1.5 billion. As part of the refinancing, the Company extended the maturities of its long-term credit facilities to May 25, 2027 and replaced LIBOR with SOFR as the benchmark reference rate.

Matrox Acquisition
On June 3, 2022, the Company acquired Matrox Electronic Systems, Ltd. (“Matrox”) for $878 million. The Company’s total purchase consideration comprised of $875 million in cash paid at closing, net of Matrox’s cash on-hand and an additional $3 million of cash that will be paid in the third quarter of 2022. Matrox is a leading provider of advanced machine vision components and software serving a number of end-markets. Through its acquisition of Matrox, the Company intends to expand its machine vision products and software offerings. The operating results of Matrox are included in the EVM segment.

License and Settlement Agreement
On June 30, 2022, the Company announced it entered into a License and Settlement Agreement (“Settlement”) resulting in a $372 million pre-tax charge, inclusive of $12 million of external legal fees, within Operating expenses on the Consolidated Statement of Operations. Under the Settlement, Zebra will pay $360 million to the counterparty in eight quarterly payments of $45 million beginning in the current quarter. See Item 1, Legal Proceedings for additional information.

Russia and Ukraine War
On March 5, 2022, we announced the suspension of our business operations in Russia. Neither Russia nor Ukraine comprises a material portion of our business, and therefore, the war thus far has not had a significant effect on our results of operations. Additionally, the war has not significantly affected our ability to source supplies or deliver our products and services to our customers in the surrounding EMEA region. We continue to closely monitor this for potential significant adverse impacts on our business.

COVID-19 Outbreak
The global coronavirus (“COVID-19”) pandemic continues to evolve. Governmental agencies, to varying degrees, have imposed, and continue to impose, several protocols and regulations restricting activities of individuals in an effort to limit the spread of COVID-19 when rates of infection rise, with some relaxation of these measures when infections rates are relatively low. We have implemented a number of measures in an effort to protect our employees’ health and well-being over the course of the pandemic tailored to address the local impacts, including having the majority of office workers work remotely during the height of the pandemic and high risk times and gradually returning to offices as restrictions are lifted when risks decrease, limiting employee travel, and implementing more strenuous health and safety measures for hosting and attending in-person industry events. Throughout the pandemic, distribution centers and repair centers have remained open at varying capacity levels to ensure continued support to our customers, many of whom provide essential goods and services to communities. As governments have eased their restrictions, our employees continue to return to our offices, with modified business practices, consistent with government regulations and current medical guidance.

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

Other Acquisitions
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

Results of Operations

Consolidated Results of Operations
(amounts in millions, except percentages)

	Three Months Ended				Six Months Ended
	July 2, 2022	July 3, 2021	$ Change	% Change	July 2, 2022	July 3, 2021	$ Change	% Change
Net sales:
Tangible products	$1,259	$1,192	$67	5.6%	$2,466	$2,345	$121	5.2%
Services and software	209	185	24	13.0%	434	379	55	14.5%
Total Net sales	1,468	1,377	91	6.6%	2,900	2,724	176	6.5%
Gross profit	674	658	16	2.4%	1,311	1,313	(2)	(0.2)%
Gross margin	45.9%	47.8%		(190) bps	45.2%	48.2%		(300) bps
Operating expenses	819	411	408	99.3%	1,244	794	450	56.7%
Operating (loss) income	$(145)	$247	$(392)	(158.7)%	$67	$519	$(452)	(87.1)%

Net sales to customers by geographic region were as follows (amounts in millions, except percentages):

	Three Months Ended				Six Months Ended
	July 2, 2022	July 3, 2021	$ Change	% Change	July 2, 2022	July 3, 2021	$ Change	% Change
North America	$714	$707	$7	1.0%	$1,413	$1,380	$33	2.4%
EMEA	521	464	57	12.3%	1,021	954	67	7.0%
Asia-Pacific	152	137	15	10.9%	301	257	44	17.1%
Latin America	81	69	12	17.4%	165	133	32	24.1%
Total Net sales	$1,468	$1,377	$91	6.6%	$2,900	$2,724	$176	6.5%

Operating expenses are summarized below (amounts in millions, except percentages):

	Three Months Ended				Six Months Ended
	July 2, 2022	July 3, 2021	As a % of Net sales		July 2, 2022	July 3, 2021	As a % of Net sales
			2022	2021			2022	2021
Selling and marketing	$151	$148	10.3%	10.7%	$303	$282	10.4%	10.4%
Research and development	148	141	10.1%	10.2%	285	281	9.8%	10.3%
General and administrative	97	92	6.6%	6.7%	196	174	6.8%	6.4%
Settlement and related costs	372	—	NM	NM	372	—	NM	NM
Amortization of intangible assets	35	26	NM	NM	68	52	NM	NM
Acquisition and integration costs	14	4	NM	NM	18	5	NM	NM
Exit and restructuring costs	2	—	NM	NM	2	—	NM	NM
Total Operating expenses	$819	$411	55.8%	29.8%	$1,244	$794	42.9%	29.1%

Consolidated Organic Net sales growth:

	Three Months Ended	Six Months Ended
	July 2, 2022	July 2, 2022
Reported GAAP Consolidated Net sales growth	6.6%	6.5%
Adjustments:
Impact of foreign currency translation (1)	2.0%	0.8%
Impact of acquisitions (2)	(1.7)%	(1.2)%
Consolidated Organic Net sales growth (3)	6.9%	6.1%

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

(2)For purposes of computing Organic Net sales growth, amounts directly attributable to the acquisitions of Adaptive Vision, Fetch, Antuit and Matrox are excluded for twelve months following their respective acquisitions.

(3)Consolidated Organic Net sales growth is a non-GAAP financial measure. See the Non-GAAP Measures section at the end of this item.

Second quarter 2022 compared to second quarter 2021

Total Net sales increased $91 million or 6.6% compared to the prior year as our customers continue to digitize and automate their workflows. Net sales grew across both of our segments and all of our regions. Current year Net sales included the negative effects of supply constraints, which were particularly pronounced in EVM. Prior year Net sales of both segments benefited from pent-up demand from customers who we believe delayed purchases in fiscal 2020 due to the COVID-19 pandemic. Excluding the effects of currency changes and acquisitions, the increase in Consolidated Organic Net sales was 6.9%.

Gross margin decreased to 45.9% for the current quarter compared to 47.8% for the prior year. Gross margins were lower in both of our segments primarily due to higher premium freight and component part costs, as well as the negative impact of foreign currency changes, which were partially offset by favorable business mix and higher support service margins. The prior year gross margin included the benefit of partial recovery of Chinese import tariffs.

Operating expenses for the quarters ended July 2, 2022 and July 3, 2021 were $819 million and $411 million, or 55.8% and 29.8% of Net sales, respectively. Excluding the Settlement charge, Operating expenses were 30.4% of Net Sales for the quarter ended July 2, 2022. The increase in Operating expenses over the prior quarter, excluding the Settlement charge in the current quarter, was primarily due to the inclusion of operating expenses and amortization of intangible assets associated with recently acquired businesses, increased Acquisition and integration costs as well as increased employee travel as in-person activities continued to resume. These increases were partially offset by lower employee incentive-based compensation.

Operating income decreased 158.7% to a $145 million loss for the current quarter compared to $247 million income for the prior year. The decrease was due to higher Operating expenses, partially offset by higher Gross profit.

Net income decreased 144.7% compared to the prior year due to lower Operating income, which was partially offset by favorability in Income tax (benefit) expense, and Other income, net as follows:

•Other income, net was an expense of $8 million in the current year compared to an expense of $9 million in the prior year primarily due to lower interest expense in the current year. The current year interest expense benefited from an $11 million gain on interest rate swaps compared to a $3 million loss in the prior year, which was partially offset by higher interest rates and average outstanding debt levels.

•The Company’s effective income tax rate for the three months ended July 2, 2022 and July 3, 2021 was 35.9% and 8.0%, respectively. The increase in the effective tax rate was primarily due to the discrete tax benefit recorded in the current quarter related to the Settlement.

Diluted earnings per share decreased to $(1.87) as compared to $4.07 in the prior year primarily due to lower Net income, partially offset by lower average shares outstanding.

Year to date 2022 compared to Year to date 2021

Total Net sales increased $176 million or 6.5% compared to the prior year as our customers continue to digitize and automate their workflows. EVM Net sales growth was partially offset by a decline in AIT Net sales. Current year Net sales of both segments included the negative effects of supply constraints, which were most pronounced in AIT during the first quarter and EVM in the second quarter. Prior year Net sales of both segments benefited from pent-up demand from customers who we believe delayed purchases in fiscal 2020 due to the COVID-19 pandemic. Excluding the effects of acquisitions and currency changes, the increase in Consolidated Organic Net sales was 6.1%.

Gross margin decreased to 45.2% for the current period compared to 48.2% for the prior year. Gross margins were lower in both of our segments primarily due to higher premium freight and component part costs, as well as unfavorable business mix, which were partially offset by higher support service margins. The prior year gross margin included the benefit of partial recovery of Chinese import tariffs.

Operating expenses for the period ended July 2, 2022 and July 3, 2021 were $1,244 million and $794 million, or 42.9% and 29.1% of Net sales, respectively. Excluding the Settlement charge, Operating expenses were 30.1% of Net Sales for the period ended July 2, 2022. The increase in Operating expenses over the prior year, excluding the Settlement charge in the current period, was primarily due to the inclusion of operating expenses and amortization of intangible assets associated with recently acquired businesses, increased Acquisition and integration costs, as well as increased employee travel as in-person activities resumed. These increases were partially offset by lower employee incentive-based compensation.

Operating income decreased 87.1% to $67 million for the current year compared to $519 million for the prior year. The decrease was due to higher Operating expenses and lower Gross Profit.

Net income decreased 76.1% compared to the prior year due to lower Operating income, which was partially offset by favorability in Income tax (benefit) expense, and Other income, net as follows:

•Other income, net was income of $30 million in the current year compared to an expense of $5 million in the prior year primarily due to higher interest income and foreign exchange gains in the current year. The current year interest income benefited from a $45 million gain on interest rate swaps compared to a $5 million gain in the prior year, which was partially offset by higher interest rates and average outstanding debt levels.

•The Company’s effective income tax rate for the six months ended July 2, 2022 and July 3, 2021 was (10.3)% and 13.0%, respectively. The decrease in the effective tax rate was primarily due to the discrete tax benefit recorded in the second quarter related to the Settlement.

Diluted earnings per share decreased to $2.02 as compared to $8.29 in the prior year primarily due to lower Net income, partially offset by lower average diluted shares outstanding.

Results of Operations by Segment

The following commentary should be read in conjunction with the financial results of each operating business segment as detailed in Note 18, Segment Information & Geographic Data in the Notes to Consolidated Financial Statements. To the extent applicable, segment results exclude purchase accounting adjustments, amortization of intangible assets, acquisition and integration costs, impairment of goodwill and other intangibles, and exit and restructuring costs, as well as certain other non-recurring costs (such as the Settlement and related costs in the current year).

Asset Intelligence & Tracking Segment (“AIT”)
(in millions, except percentages)

	Three Months Ended				Six Months Ended
	July 2, 2022	July 3, 2021	$ Change	% Change	July 2, 2022	July 3, 2021	$ Change	% Change
Net sales:
Tangible products	$422	$390	$32	8.2%	$792	$797	$(5)	(0.6)%
Services and software	24	24	—	—%	48	46	2	4.3%
Total Net sales	446	414	32	7.7%	840	843	(3)	(0.4)%
Gross profit	195	199	(4)	(2.0)%	349	406	(57)	(14.0)%
Gross margin	43.7%	48.1%		(440) bps	41.5%	48.2%		(670) bps
Operating expenses	98	99	(1)	(1.0)%	192	195	(3)	(1.5)%
Operating income	$97	$100	$(3)	(3.0)%	$157	$211	$(54)	(25.6)%

AIT Organic Net sales growth:

	Three Months Ended	Six Months Ended
	July 2, 2022	July 2, 2022
AIT Reported GAAP Net sales growth	7.7%	(0.4)%
Adjustments:
Impact of foreign currency translation (1)	2.0%	1.1%
AIT Organic Net sales growth (2)	9.7%	0.7%

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

Second quarter 2022 compared to second quarter 2021

Total Net sales for AIT increased $32 million or 7.7% compared to the prior year primarily due to higher sales of printing products (contributing the vast majority of the total increase) and supplies. Prior year Net sales benefited from pent-up demand from customers who we believe delayed purchases in fiscal 2020 due to the COVID-19 pandemic. Excluding the impact of foreign currency changes, AIT Organic Net sales increased 9.7%.

Gross margin decreased to 43.7% for the current quarter compared to 48.1% for the prior year primarily due to higher premium freight and component part costs, unfavorable business mix, and the negative impact of foreign currency changes, which were partially offset by the favorable effects of volume leverage. The prior year gross margin included the benefit of partial recovery of Chinese import tariffs.

Operating income decreased 3.0% in the current quarter compared to the prior year period due to lower Gross profit.

Year to date 2022 compared to Year to date 2021

Total Net sales for AIT decreased $3 million or 0.4% compared to the prior year primarily due to lower sales of printing products, which were partially offset by higher sales of supplies and support services. Current year Net sales included the negative effects of supply constraints, particularly in the first quarter, while prior year Net sales benefited from pent-up demand from customers who we believe delayed purchases in fiscal 2020 due to the COVID-19 pandemic. Excluding the impact of foreign currency changes, AIT Organic Net sales increased 0.7%.

Gross margin decreased to 41.5% for the current period compared to 48.2% for the prior year primarily due to higher premium freight and component part costs, as well as unfavorable business mix. The prior year gross margin included the benefit of partial recovery of Chinese import tariffs.

Operating income decreased 25.6% in the current quarter compared to the prior year period. The decrease was primarily due to lower Gross profit.

Enterprise Visibility & Mobility Segment (“EVM”)
(in millions, except percentages)

	Three Months Ended				Six Months Ended
	July 2, 2022	July 3, 2021	$ Change	% Change	July 2, 2022	July 3, 2021	$ Change	% Change
Net sales:
Tangible products	$837	$802	$35	4.4%	$1,674	$1,548	$126	8.1%
Services and software	185	164	21	12.8%	386	339	47	13.9%
Total Net sales	1,022	966	56	5.8%	2,060	1,887	173	9.2%
Gross profit	479	462	17	3.7%	962	913	49	5.4%
Gross margin	46.9%	47.8%		(90) bps	46.7%	48.4%		(170) bps
Operating expenses	298	282	16	5.7%	592	542	50	9.2%
Operating income	$181	$180	$1	0.6%	$370	$371	$(1)	(0.3)%

EVM Organic Net sales growth:

	Three Months Ended	Six Months Ended
	July 2, 2022	July 2, 2022
EVM Reported GAAP Net sales growth	5.8%	9.2%
Adjustments:
Impact of foreign currency translation (1)	1.8%	1.0%
Impact of acquisitions (2)	(2.0)%	(1.6)%
EVM Organic Net sales growth (3)	5.6%	8.6%

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

(2)For purposes of computing EVM Organic Net sales growth, amounts directly attributable to the acquisitions of Adaptive Vision, Fetch, Antuit, and Matrox are excluded for twelve months following their respective acquisitions.

(3)EVM Organic Net sales growth is a non-GAAP financial measure. See the Non-GAAP Measures section at the end of this item.

Second quarter 2022 compared to second quarter 2021

Total Net sales for EVM increased $56 million or 5.8% compared to the prior year primarily due to higher sales of mobile computing products, contributions from our recent acquisitions, and higher sales of data capture products and support services. Current year Net sales included the negative effects of supply constraints; while prior year Net sales benefited from pent-up demand from customers who we believe delayed purchases in fiscal 2020 due to the COVID-19 pandemic. Excluding the impacts of acquisitions and foreign currency changes, EVM Organic Net sales growth was 5.6%.

Gross margin decreased to 46.9% in the current quarter compared to 47.8% in the prior year primarily due to higher premium freight and component part costs, and the negative impact of foreign currency changes, which were partially offset by favorable business mix and higher support service margins. The prior year gross margin included the benefit of partial recovery of Chinese import tariffs.

Operating income for the current quarter increased 0.6% compared to the prior year period. The increase was due to higher Gross profit, which was partially offset by higher Operating expenses.

Year to date 2022 compared to Year to date 2021

Total Net sales for EVM increased $173 million or 9.2% compared to the prior year primarily due to higher sales of mobile computing products (contributing the majority of the total increase), data capture products, contributions from our recent acquisitions, and higher sales of support services. Current year Net sales included the negative effects of supply constraints, particularly in the second quarter, while prior year Net sales benefited from pent-up demand from customers who we believe delayed purchases in fiscal 2020 due to the COVID-19 pandemic. Excluding the impacts of acquisitions and foreign currency changes, EVM Organic Net sales growth was 8.6%.

Gross margin decreased to 46.7% in the current period compared to 48.4% in the prior year primarily due to higher premium freight and component part costs, which were partially offset by higher support service margins. The prior year gross margin included the benefit of partial recovery of Chinese import tariffs.

Operating income for the current quarter decreased 0.3% compared to the prior year period. The decrease was due to higher Gross profit, which was more than offset by higher Operating expenses.

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

	Six Months Ended
Cash flows provided by (used in):	July 2, 2022	July 3, 2021	$ Change
Operating activities	$154	$539	$(385)
Investing activities	(912)	(59)	(853)
Financing activities	518	(329)	847
Effect of exchange rates on cash balances	(6)	(4)	(2)
Net (decrease) increase in cash and cash equivalents, including restricted cash	$(246)	$147	$(393)

The change in our cash and cash equivalents balance during the six months ended July 2, 2022 compared to the prior year period is reflective of the following:

•The decrease in cash provided by operating activities compared to the prior year was primarily due to higher inventory levels reflecting the timing of purchases during the period, higher accounts receivable balances reflecting the timing of customer transactions within the period, higher incentive compensation and income tax payments, as well as the first quarterly payment associated with the Settlement in the current period. These items were partially offset by higher accounts payable, primarily associated with the timing of inventory purchases.

•Cash used in investing activities was higher than the prior year primarily due to cash paid for the acquisition of Matrox in the current period.

•The cash provided by financing activities during the year was primarily comprised of $1,175 net debt proceeds, which were partially offset by $605 million of common stock repurchases. Net cash used in financing activities in the prior year was primarily comprised of $264 million net debt repayments, $46 million net payments related to share-based compensation plans, and $25 million of common stock repurchases.

Company Debt
The following table shows the carrying value of the Company’s debt (in millions):

	July 2, 2022	December 31, 2021
Term Loan A	$1,750	$888
Revolving Credit Facility	235	—
Receivables Financing Facilities	186	108
Total debt	$2,171	$996
Less: Debt issuance costs	(5)	(3)
Less: Unamortized discounts	(5)	(2)
Less: Current portion of debt	(144)	(69)
Total long-term debt	$2,017	$922

In May 2022, the Company refinanced its long-term credit facilities by entering into its third amendment to the Amended and Restated Credit Agreement (“Amendment No. 3”). Amendment No. 3 increased the Company’s borrowing under Term Loan A from $875 million to $1.75 billion and increased the Company’s borrowing capacity under the Revolving Credit Facility from $1 billion to $1.5 billion. Amendment No. 3 also extended the maturities of Term Loan A and the Revolving Credit Facility to May 25, 2027 and replaced LIBOR with SOFR as the benchmark reference rate.

This refinancing resulted in one-time charges of $2 million, which included certain third party fees and the accelerated amortization of previously deferred issuance costs. These items are included in Interest (expense) income, net on the Consolidated Statements of Operations. Additionally, $6 million of new issuance costs and fees were deferred and will be amortized over the remaining term of Term Loan A and the Revolving Credit Facility.

Term Loan A
The principal on Term Loan A is due in quarterly installments, with the next quarterly installment due in September 2022 and the majority due upon the May 25, 2027 maturity date. The Company may make prepayments, in whole or in part, without premium or penalty, and would be required to prepay certain outstanding amounts in the event of certain circumstances or transactions. As of July 2, 2022, the Term Loan A interest rate was 3.10%. Interest payments are generally made monthly and are subject to variable rates plus an applicable margin.

Revolving Credit Facility
The Company has a Revolving Credit Facility that is available for working capital and other general business purposes, including letters of credit. As of July 2, 2022, the Company had letters of credit totaling $7 million, which reduced funds available for borrowings under the Revolving Credit Facility from $1,500 million to $1,493 million. As of July 2, 2022, the Revolving Credit Facility had an average interest rate of 2.57%. Upon borrowing, interest payments are made monthly and are subject to variable rates plus an applicable margin. The Revolving Credit Facility matures on May 25, 2027.

Receivables Financing Facilities
The Company has two Receivables Financing Facilities with financial institutions that have a combined total borrowing limit of up to $280 million. As collateral, the Company pledges perfected first-priority security interests in its U.S. domestically originated accounts receivable. The Company has accounted for transactions under its Receivables Financing Facilities as secured borrowings. The Company’s first Receivables Financing Facility allows for borrowings of up to $180 million and matures on March 19, 2024. The Company’s second Receivable Financing Facility allows for borrowings of up to $100 million and matures on May 15, 2023.

As of July 2, 2022, the Company’s Consolidated Balance Sheets included $763 million of receivables that were pledged under the two Receivables Financing Facilities. As of July 2, 2022, $186 million had been borrowed, of which $100 million was classified as current. Borrowings under the Receivables Financing Facilities bear interest at a variable rate plus an applicable margin. As of July 2, 2022, the Receivables Financing Facilities had an average interest rate of 2.57%. Interest is paid on these borrowings on a monthly basis.

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

As of July 2, 2022 and December 31, 2021, there were a total of $64 million and $24 million, respectively, of uncollected receivables that had been sold and removed from the Company’s Consolidated Balance Sheets.

As servicer of sold receivables, the Company had $113 million and $141 million of obligations that were not yet remitted to banks as of July 2, 2022 and December 31, 2021, respectively. These obligations are included within Accrued liabilities on the Consolidated Balance Sheets, with changes in such obligations reflected within Net cash used in financing activities on the Consolidated Statements of Cash Flows.

See Note 17, Accounts Receivable Factoring in the Notes to Consolidated Financial Statements for further details.

Share Repurchases
On May 17, 2022, the Company announced that its Board of Directors authorized a share repurchase program for up to $1 billion of its outstanding shares of common stock. This authorization augments the previous $1 billion share repurchase authorization which was announced on July 30, 2019. The newly authorized share repurchase program does not have a stated expiration date. The level of the Company’s repurchases depends on a number of factors, including its financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors its management may deem relevant. The timing, volume, and nature of repurchases are subject to market conditions, applicable securities laws and other factors and may be amended, suspended or discontinued at any time. Repurchases may be effected from time to time through open market purchases, including pursuant to a pre-set trading plan meeting the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934. During the first six months of 2022, the Company repurchased 1,493,144 shares of common stock for approximately $605 million. As of July 2, 2022, the Company has cumulatively repurchased 2,788,855 shares of common stock for approximately $908 million under the July 30, 2019 plan, resulting in a remaining amount of share repurchases authorized under the plan of approximately $92 million. As of July 2, 2022, the total remaining aggregate amount of share repurchases authorized under both plans is $1,092 million. Subsequent to the second quarter, the Company has repurchased 152,846 shares of common stock for approximately $47 million through July 29, 2022.

Significant Customers

The Company has three customers, who are distributors of the Company’s products, services and solutions, that individually accounted for more than 10% of total Company Net sales for the periods presented. In the aggregate, the approximate percentage of our segment and Company total Net sales was as follows:

	Six Months Ended
	July 2, 2022			July 3, 2021
	AIT	EVM	Total	AIT	EVM	Total
Significant customers as a % of Net sales	15.7%	29.9%	45.6%	17.5%	34.2%	51.7%

These customers accounted for 53.0% of accounts receivable as of July 2, 2022. No other customer accounted for more than 10% of total Net sales during the periods ended July 2, 2022 and July 3, 2021. There was one additional distributor customer who accounted for more than 10% of total outstanding accounts receivables as of July 2, 2022.

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
There were no material changes in the Company’s market risk during the quarter ended July 2, 2022. For additional information on market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in the Annual Report on Form 10-K for the year ended December 31, 2021.

Item 4.	Controls and Procedures

Management’s Report on Disclosure Controls

Our management is responsible for establishing and maintaining adequate disclosure controls as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management assessed the effectiveness of our disclosure controls as of July 2, 2022. Based on this assessment and those criteria, our management believes that, as of July 2, 2022, our disclosure controls were effective.

Changes in Internal Controls over Financial Reporting
During the quarter ended July 2, 2022, there have been no changes in our internal controls that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
Beginning in September 2021, Honeywell filed patent infringement lawsuits against Zebra in multiple jurisdictions, including the International Trade Commission and Federal District Court in the Western District of Texas in the United States, as well as foreign courts in the United Kingdom, Germany, Netherlands, and China. Honeywell made substantially similar allegations of patent infringement in all cases filed. The technology addressed in the various actions generally includes aspects of data capture, barcode reading, and scanning. The allegedly infringing Zebra products identified in the actions were described as barcode scanners, mobile computers with barcode scanning capabilities, scan engines, and components thereof. The remedies sought in these lawsuits included damages and injunctive relief. The same Zebra products and technology were implicated in all of the lawsuits. Zebra vigorously defended against these infringement allegations. In February 2022, Zebra filed patent infringement lawsuits against Honeywell in multiple jurisdictions, including the International Trade Commission and Federal District Court in the Eastern District of New York in the United States, as well as foreign courts in the United Kingdom, Germany and China. Zebra’s allegations against Honeywell in each case varied based on the underlying technology in the Zebra patent that is alleged to have been infringed by Honeywell. The technology addressed in the various actions includes scan engine functionality generally, distance scanning, power management and security. The Honeywell products that are accused of infringing Zebra’s patents in the various actions include scan engines and components thereof, barcode scanners, mobile computers, RFID printers and other wireless devices. The remedies sought in these lawsuits included damages and injunctive relief. In June 2022, the parties resolved their disputes and entered into a License and Settlement Agreement (“Settlement”). All pending matters between the parties were dismissed. The following are the relevant terms disclosed in Zebra’s Form 8-K filed on June 30, 2022: Under the Settlement, the Company and Honeywell each deny liability and agreed to a mutual general release from all past claims; entered into a covenant not to sue for patent infringement; agreed to a payment by the Company to Honeywell for past damages of $360 million which was charged in the Company’s second quarter results and will be paid in equal quarterly installments over eight quarters; and entered into a royalty-free cross-license with respect to each party’s existing patent portfolio for the lives of the licensed patents.

See Note 12, Accrued Liabilities, Commitments and Contingencies in the Notes to Consolidated Financial Statements included in this report.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information with respect to repurchases of the Company’s common stock for the three months ended July 2, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (1)
April 3, 2022 - April 30, 2022	274,166	$395.25	274,166	$284
May 1, 2022 - May 28, 2022	570,073	335.98	570,073	1,092
May 29, 2022 - July 2, 2022	—	—	—	1,092
Total	844,239	$355.23	844,239	$1,092

(1)On May 17, 2022, the Company announced that its Board of Directors authorized a share repurchase program for up to $1 billion of its outstanding shares of common stock. This authorization augments the previous $1 billion share repurchase authorization which was announced on July 30, 2019. Repurchases may be effected from time to time through open market purchases, including pursuant to a pre-set trading plan meeting the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934. As of July 2, 2022, the Company has cumulatively repurchased 2,788,855 shares of common stock for approximately $908 million under the July 30, 2019 plan, resulting in a remaining amount of share repurchases authorized under the plan of approximately $92 million. As of July 2, 2022, the total remaining aggregate amount of share repurchases authorized under both plans is $1,092 million.

Item 6.	Exhibits

10.1	Form of 2022 performance-vested restricted stock unit agreement for employees other than the CEO

10.2	Form of 2022 time-restricted stock unit agreement for employees other than the CEO

10.3	Form of 2022 stock settled stock appreciate rights agreement for employees other than the CEO

10.4	Form of 2022 performance-vested restricted stock unit agreement for CEO

10.5	Form of 2022 time-vested restricted stock unit agreement for CEO

10.6	Second Amendment to Lease dated as of June 1, 2022 between Griffin Capital Corporation (as assignee from Northwestern Mutual Life Insurance Company) and Zebra Technologies Corporation

10.7
Conformed Amended and Restated Credit Agreement, dated July 26, 2017 (originally dated as of October 27, 2014 and amended by Amendment No. 1 dated May 31, 2018, Amendment No. 2 dated August 9, 2019, and Amendment No. 3 dated May 25, 2022), by and among Zebra, the lenders party thereto, JPMorgan Chase Bank, N.A.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from Zebra Technologies Corporation Quarterly Report on Form 10-Q, for the quarter ended July 2, 2022, formatted in Inline XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements. The instance document does not appear in the interactive data file because Inline XBRL tags are embedded in the iXBRL document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2022, formatted in Inline XBRL (included in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZEBRA TECHNOLOGIES CORPORATION

Date: August 2, 2022	By:	/s/ Anders Gustafsson
Anders Gustafsson
Chief Executive Officer

Date: August 2, 2022	By:	/s/ Nathan Winters
Nathan Winters
Chief Financial Officer