Form 10-Q
period 2022-10-01
ZEBRA TECHNOLOGIES CORP
filed 2022-11-01
CIK 877212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒
As of October 28, 2022, there were 51,629,798 shares of Class A Common Stock, $.01 par value, outstanding.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
QUARTER ENDED OCTOBER 1, 2022

PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements
ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	October 1, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$81	$332
Accounts receivable, net of allowances for doubtful accounts of $1 million each as of October 1, 2022 and December 31, 2021	804	752
Inventories, net	814	491
Income tax receivable	11	8
Prepaid expenses and other current assets	161	106
Total Current assets	1,871	1,689
Property, plant and equipment, net	272	272
Right-of-use lease assets	172	131
Goodwill	3,891	3,265
Other intangibles, net	659	469
Deferred income taxes	304	192
Other long-term assets	279	197
Total Assets	$7,448	$6,215
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$144	$69
Accounts payable	835	700
Accrued liabilities	675	639
Deferred revenue	401	380
Income taxes payable	18	12
Total Current liabilities	2,073	1,800
Long-term debt	2,017	922
Long-term lease liabilities	150	121
Deferred income taxes	78	6
Long-term deferred revenue	323	315
Other long-term liabilities	150	67
Total Liabilities	4,791	3,231
Stockholders’ Equity:
Preferred stock, $.01 par value; authorized 10,000,000 shares; none issued	—	—
Class A common stock, $.01 par value; authorized 150,000,000 shares; issued 72,151,857 shares	1	1
Additional paid-in capital	542	462
Treasury stock at cost, 20,336,198 and 18,736,582 shares as of October 1, 2022 and December 31, 2021, respectively	(1,702)	(1,023)
Retained earnings	3,850	3,573
Accumulated other comprehensive loss	(34)	(29)
Total Stockholders’ Equity	2,657	2,984
Total Liabilities and Stockholders’ Equity	$7,448	$6,215
See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Net sales:
Tangible products	$1,164	$1,240	$3,630	$3,585
Services and software	214	196	648	575
Total Net sales	1,378	1,436	4,278	4,160
Cost of sales:
Tangible products	632	687	1,998	1,896
Services and software	118	103	341	305
Total Cost of sales	750	790	2,339	2,201
Gross profit	628	646	1,939	1,959
Operating expenses:
Selling and marketing	149	148	452	430
Research and development	143	141	428	422
General and administrative	92	85	288	259
Settlement and related costs	—	—	372	—
Amortization of intangible assets	39	29	107	81
Acquisition and integration costs	1	6	19	11
Exit and restructuring costs	2	—	4	—
Total Operating expenses	426	409	1,670	1,203
Operating income	202	237	269	756
Other income (loss), net:
Foreign exchange gain (loss)	—	(4)	5	(3)
Interest income (expense), net	21	(5)	48	(10)
Other (expense) income, net	(1)	—	(3)	(1)
Total Other income (expense), net	20	(9)	50	(14)
Income before income tax	222	228	319	742
Income tax expense	52	29	42	96
Net income	$170	$199	$277	$646
Basic earnings per share	$3.28	$3.72	$5.29	$12.08
Diluted earnings per share	$3.26	$3.69	$5.25	$11.98
See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Net income	$170	$199	$277	$646
Other comprehensive income (loss), net of tax:
Changes in unrealized gains on anticipated sales hedging transactions	(1)	12	11	46
Foreign currency translation adjustment	(5)	(2)	(16)	(5)
Comprehensive income	$164	$209	$272	$687
See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except share data)
(Unaudited)

	Class A Common Stock Shares	Class A Common Stock Value	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2021	53,415,275	$1	$462	$(1,023)	$3,573	$(29)	$2,984
Issuances of treasury shares related to share-based compensation plans, net of forfeitures	20,082	—	8	(2)	—	—	6
Shares withheld to fund withholding tax obligations related to share-based compensation plans	(1,639)	—	—	(1)	—	—	(1)
Share-based compensation	—	—	17	—	—	—	17
Repurchases of common stock	(648,875)	—	—	(305)	—	—	(305)
Net income	—	—	—	—	205	—	205
Changes in unrealized gains and losses on anticipated sales hedging transactions (net of income taxes)	—	—	—	—	—	5	5
Foreign currency translation adjustment	—	—	—	—	—	(5)	(5)
Balance at April 2, 2022	52,784,843	$1	$487	$(1,331)	$3,778	$(29)	$2,906
Issuances of treasury shares related to share-based compensation plans, net of forfeitures	70,821	—	—	1	—	—	1
Shares withheld to fund withholding tax obligations related to share-based compensation plans	(56,431)	—	—	(22)	—	—	(22)
Share-based compensation	—	—	25	—	—	—	25
Repurchases of common stock	(844,239)	—	—	(300)	—	—	(300)
Net loss	—	—	—	—	(98)	—	(98)
Changes in unrealized gains and losses on anticipated sales hedging transactions (net of income taxes)	—	—	—	—	—	7	7
Foreign currency translation adjustment	—	—	—	—	—	(6)	(6)
Balance at July 2, 2022	51,954,994	$1	$512	$(1,652)	$3,680	$(28)	$2,513
Issuances of treasury shares related to share-based compensation plans, net of forfeitures	20,587	—	2	—	—	—	2
Shares withheld to fund withholding tax obligations related to share-based compensation plans	(159)	—	—	—	—	—	—
Share-based compensation	—	—	28	—	—	—	28
Repurchases of common stock	(159,763)	—	—	(50)	—	—	(50)
Net income	—	—	—	—	170	—	170
Changes in unrealized gains and losses on anticipated sales hedging transactions (net of income taxes)	—	—	—	—	—	(1)	(1)
Foreign currency translation adjustment	—	—	—	—	—	(5)	(5)
Balance at October 1, 2022	51,815,659	$1	$542	$(1,702)	$3,850	$(34)	$2,657

	Class A Common Stock Shares	Class A Common Stock Value	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2020	53,462,082	$1	$395	$(919)	$2,736	$(69)	$2,144
Issuances of treasury shares related to share-based compensation plans, net of forfeitures	48,584	—	(6)	—	—	—	(6)
Shares withheld to fund withholding tax obligations related to share-based compensation plans	(400)	—	—	—	—	—	—
Share-based compensation	—	—	16	—	—	—	16
Repurchases of common stock	(100)	—	—	—	—	—	—
Net income	—	—	—	—	228	—	228
Changes in unrealized gains and losses on anticipated sales hedging transactions (net of income taxes)	—	—	—	—	—	32	32
Foreign currency translation adjustment	—	—	—	—	—	(3)	(3)
Balance at April 3, 2021	53,510,166	$1	$405	$(919)	$2,964	$(40)	$2,411
Issuances of treasury shares related to share-based compensation plans, net of forfeitures	27,226	—	—	—	—	—	—
Shares withheld to fund withholding tax obligations related to share-based compensation plans	(81,810)	—	—	(40)	—	—	(40)
Share-based compensation	—	—	22	—	—	—	22
Repurchases of common stock	(52,289)	—	—	(25)	—	—	(25)
Net income	—	—	—	—	219	—	219
Changes in unrealized gains and losses on anticipated sales hedging transactions (net of income taxes)	—	—	—	—	—	2	2
Balance at July 3, 2021	53,403,293	$1	$427	$(984)	$3,183	$(38)	$2,589
Issuances of treasury shares related to share-based compensation plans, net of forfeitures	52,369	—	—	(1)	—	—	(1)
Shares withheld to fund withholding tax obligations related to share-based compensation plans	(1,593)	—	—	(1)	—	—	(1)
Share-based compensation	—	—	20	—	—	—	20
Net income	—	—	—	—	199	—	199
Changes in unrealized gains and losses on anticipated sales hedging transactions (net of income taxes)	—	—	—	—	—	12	12
Foreign currency translation adjustment	—	—	—	—	—	(2)	(2)
Balance at October 2, 2021	53,454,069	$1	$447	$(986)	$3,382	$(28)	$2,816

See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	October 1, 2022	October 2, 2021
Cash flows from operating activities:
Net income	$277	$646
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	158	136
Share-based compensation	70	58
Deferred income taxes	(115)	(6)
Unrealized gain on forward interest rate swaps	(92)	(17)
Other, net	4	1
Changes in operating assets and liabilities:
Accounts receivable, net	(58)	(107)
Inventories, net	(293)	75
Other assets	(68)	(25)
Accounts payable	127	(2)
Accrued liabilities	(101)	42
Deferred revenue	27	101
Income taxes	3	(67)
Legal Settlement Liability	270	—
Other operating activities	12	1
Net cash provided by operating activities	221	836
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(878)	(307)
Purchases of property, plant and equipment	(51)	(38)
Purchases of long-term investments	(12)	(24)
Net cash used in investing activities	(941)	(369)
Cash flows from financing activities:
Payment of debt issuance costs, extinguishment costs and discounts	(8)	—
Payments of long-term debt	(210)	(277)
Proceeds from issuance of long-term debt	1,385	21
Payments for repurchases of common stock	(655)	(25)
Net payments related to share-based compensation plans	(14)	(48)
Change in unremitted cash collections from servicing factored receivables	(28)	(22)
Net cash provided by (used in) financing activities	470	(351)
Effect of exchange rate changes on cash and cash equivalents, including restricted cash	(2)	—
Net (decrease) increase in cash and cash equivalents, including restricted cash	(252)	116
Cash and cash equivalents, including restricted cash, at beginning of period	344	192
Cash and cash equivalents, including restricted cash, at end of period	$92	$308
Less restricted cash, included in Prepaid expenses and other current assets	(11)	(1)
Cash and cash equivalents at end of period	$81	$307
Supplemental disclosures of cash flow information:
Income taxes paid	$152	$169
Interest paid	$34	$25
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

In the opinion of the Company, these interim financial statements include all adjustments (of a normal, recurring nature) necessary to fairly present its Consolidated Balance Sheet as of October 1, 2022, the Consolidated Statements of Operations, Comprehensive Income and Stockholders’ Equity for the three and nine months ended October 1, 2022 and October 2, 2021, and the Consolidated Statement of Cash Flows for the nine months ended October 1, 2022 and October 2, 2021. These results, however, are not necessarily indicative of the results expected for the full fiscal year ending December 31, 2022.

Effective January 1, 2022, the location solutions offering, which provides a range of real-time location systems (“RTLS”) and services that generate on-demand information about the physical location and status of assets, equipment, and people, moved from our Asset Intelligence & Tracking (“AIT”) segment into our Enterprise Visibility & Mobility (“EVM”) segment contemporaneous with a change in our organizational structure and management of the business. We have reported our results reflecting this change, including historical periods, on a comparable basis. This change does not have an impact to the Consolidated Financial Statements. See Note 18, Segment Information & Geographic Data for additional information related to each segment’s results.

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

Disaggregation of Revenue
The following table presents our Net sales disaggregated by product category for each of our segments, AIT and EVM, for the three and nine months ended October 1, 2022 and October 2, 2021 (in millions):

	Three Months Ended
	October 1, 2022			October 2, 2021
Segment	Tangible Products	Services and Software	Total	Tangible Products	Services and Software	Total
AIT	$392	$23	$415	$354	$24	$378
EVM	772	191	963	886	172	1,058
Corporate, eliminations(1)	—	—	—	—	—	—
Total	$1,164	$214	$1,378	$1,240	$196	$1,436

	Nine Months Ended
	October 1, 2022			October 2, 2021
Segment	Tangible Products	Services and Software	Total	Tangible Products	Services and Software	Total
AIT	$1,184	$71	$1,255	$1,151	$70	$1,221
EVM	2,446	577	3,023	2,434	511	2,945
Corporate, eliminations(1)	—	—	—	—	(6)	(6)
Total	$3,630	$648	$4,278	$3,585	$575	$4,160

(1)Amounts included in Corporate, eliminations consist of purchase accounting adjustments.

In addition, refer to Note 18, Segment Information & Geographic Data for Net sales to customers by geographic region.

Performance Obligations
The Company’s remaining performance obligations primarily relate to repair and support services, as well as solution offerings. The aggregated transaction price allocated to remaining performance obligations for arrangements with an original term exceeding one year was $1,056 million and $1,033 million, inclusive of deferred revenue, as of October 1, 2022 and December 31, 2021, respectively. On average, remaining performance obligations as of October 1, 2022 and December 31, 2021 are expected to be recognized over a period of approximately two years.

Contract Balances
Progress on satisfying performance obligations under contracts with customers related to billed revenues is reflected on the Consolidated Balance Sheets in Accounts receivable, net. Progress on satisfying performance obligations under contracts with customers related to unbilled revenues (“contract assets”) is reflected on the Consolidated Balance Sheets as Prepaid expenses and other current assets for revenues expected to be billed within the next twelve months, and Other long-term assets for revenues expected to be billed thereafter. The total contract asset balances were $14 million and $10 million as of October 1, 2022 and December 31, 2021, respectively. These contract assets result from timing differences between billing and satisfying performance obligations, as well as the impact from the allocation of the transaction price among performance obligations for contracts that include multiple performance obligations. Contract assets are evaluated for impairment and no impairment losses have been recognized during the three and nine months ended October 1, 2022 and October 2, 2021, respectively.

Deferred revenue on the Consolidated Balance Sheets consists of payments and billings in advance of our performance. The combined short-term and long-term deferred revenue balances were $724 million and $695 million as of October 1, 2022 and December 31, 2021, respectively. During the three and nine months ended October 1, 2022, the Company recognized $92 million and $329 million in revenue, which was previously included in the beginning balance of deferred revenue as of December 31, 2021. During the three and nine months ended October 2, 2021, the Company recognized $74 million and $259 million in revenue, which was previously included in the beginning balance of deferred revenue as of December 31, 2020.

Note 4 Inventories

The components of Inventories, net are as follows (in millions):

	October 1, 2022	December 31, 2021
Raw materials	$292	$196
Work in process	3	3
Finished goods	519	292
Total Inventories, net	$814	$491

Note 5 Business Acquisitions

Matrox
On June 3, 2022, the Company acquired Matrox Electronic Systems Ltd. (“Matrox”), a developer of advanced machine vision components and software. Through its acquisition of Matrox, the Company intends to expand its machine vision products and software offerings.

The acquisition was accounted for under the acquisition method of accounting for business combinations. The Company’s total purchase consideration was $878 million comprised of $875 million in cash paid at closing, net of Matrox’s cash on-hand and an additional $3 million of cash that was paid in the third quarter of 2022.

The Company utilized estimated fair values as of the acquisition date to allocate the total purchase consideration to the identifiable assets acquired and liabilities assumed. The fair value of the net assets acquired was based on several estimates and assumptions, as well as customary valuation techniques, primarily the excess earnings method for customer relationships as well as the relief from royalty method for technology and patent intangible assets. While we believe these estimates provide a reasonable basis to record the net assets acquired, the purchase price allocation is considered preliminary and subject to adjustment during the measurement period, which is up to one year from the acquisition date.

During the third quarter of 2022, the Company recorded measurement period adjustments to increase customer relationship and technology intangible assets, as well as deferred tax liabilities by $36 million, $4 million and $11 million, respectively. These adjustments, relating to facts and circumstances existing as of the acquisition date, resulted in a $29 million reduction of goodwill. The primary fair value estimates still considered preliminary as of October 1, 2022 include intangible assets and income tax-related items.

The preliminary purchase price allocation to assets acquired and liabilities assumed was as follows (in millions):

Identifiable intangible assets	$297
Inventory	33
Other assets acquired	13
Deferred tax liabilities	(79)
Other liabilities assumed	(21)
Net assets acquired	$243
Goodwill on acquisition	635
Total purchase price	$878

The $635 million of goodwill, which is non-deductible for tax purposes, has been allocated to the EVM segment and principally relates to the planned global expansion and integration of Matrox into the Company’s machine vision offerings.

The preliminary purchase price allocation to identifiable intangible assets acquired was as follows:

	Fair Value (in millions)	Useful Life (in years)
Customer and other relationships	$232	11
Technology and patents	63	7
Trade names	2	2
Total identifiable intangible assets	$297

In connection with the acquisition of Matrox, the Company granted $13 million of cash-settled RSUs to certain employees in the second quarter, which are attributable to service to be rendered subsequent to the acquisition and will generally be expensed over a 3-year service period.

The Company has not included unaudited pro forma results, as if Matrox had been acquired as of January 1, 2021, as doing so would not yield materially different results.

Fetch
During the third quarter of 2022, the Company finalized the purchase price allocation for its acquisition of Fetch Robotics, Inc. (“Fetch”). The measurement period adjustments recorded in the current year, all relating to facts and circumstances existing as of the acquisition date, were insignificant.

Antuit.ai
During the third quarter of 2022, the Company recorded measurement period adjustments relating to its acquisition of Antuit Holdings Pte. Ltd. (“Antuit”). The measurement period adjustments, all relating to facts and circumstances existing as of the acquisition date, consisted of a $7 million decrease to deferred tax liabilities, a $2 million increase to accounts payable, with an offsetting $5 million decrease to goodwill. The primary fair value estimates still considered preliminary as of October 1, 2022 relate to income tax items.

Acquisition and integration costs
The Company incurred approximately $19 million of acquisition-related costs during the nine months ended October 1, 2022, primarily related to third-party and advisory fees associated with the Matrox acquisition. For the three months ended October 1, 2022, acquisition-related costs were $1 million. These costs are included within Acquisition and integration costs on the Consolidated Statement of Operations.

Note 6 Goodwill and Other Intangibles

Goodwill
Changes in the net carrying value of goodwill by segment were as follows (in millions):

	AIT	EVM	Total
Goodwill as of December 31, 2021	$169	$3,096	$3,265
Matrox acquisition	—	635	635
Fetch purchase price allocation adjustments	—	2	2
Antuit purchase price allocation adjustments	—	(5)	(5)
Foreign exchange impact	—	(6)	(6)
Goodwill as of October 1, 2022	$169	$3,722	$3,891

See Note 5, Business Acquisitions for further details related to the Company’s acquisitions and purchase price allocation adjustments.

Other Intangibles, net
The balances in Other Intangibles, net consisted of the following (in millions):

	As of October 1, 2022			As of December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Technology and patents	$950	$(605)	$345	$889	$(566)	$323
Customer and other relationships	859	(562)	297	631	(503)	128
Trade names	66	(49)	17	64	(46)	18
Total	$1,875	$(1,216)	$659	$1,584	$(1,115)	$469

Amortization expense was $39 million and $29 million during the three months ended October 1, 2022 and October 2, 2021, respectively, and $107 million and $81 million during the nine months ended October 1, 2022 and October 2, 2021, respectively.

As of October 1, 2022, estimated future intangible asset amortization expense is as follows (in millions):

2022 (remaining 3 months)	$29
2023	102
2024	98
2025	96
2026	93
Thereafter	241
Total	$659

Note 7 Investments

The carrying value of the Company’s venture investments was $113 million and $101 million as of October 1, 2022 and December 31, 2021, respectively, which are included in Other long-term assets on the Consolidated Balance Sheets.

During the three and nine months ended October 1, 2022, the Company paid $6 million and $12 million for the purchases of long-term investments, respectively. Comparatively, during the three and nine months ended October 2, 2021, the Company paid $7 million and $24 million for the purchases of new long-term investments, respectively.

Net gains and losses related to the Company’s investments are included within Other (expense) income, net on the Consolidated Statements of Operations. The Company did not recognize any net gains or losses during the three and nine months ended October 1, 2022. The Company recognized net gains of $1 million during the three and nine months ended October 2, 2021.

Note 8 Exit and Restructuring Costs
In the third quarter of 2022, the Company committed to certain leased site rationalization and organizational changes designed to generate structural cost efficiencies (collectively referred to as the “2022 Productivity Plan”). Exit and restructuring charges associated with the 2022 Productivity Plan are expected to be at least $10 million and be completed by the end of 2023. For the three months ended October 1, 2022, the Company recorded $2 million primarily related to facility site exits and employee severance.

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

The Company’s financial assets and liabilities carried at fair value as of October 1, 2022, are classified below (in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange contracts (1)	$5	$37	$—	$42
Forward interest rate swap contracts (2)	—	76	—	76
Money market investments related to deferred compensation plan	32	—	—	32
Total Assets at fair value	$37	$113	$—	$150
Liabilities:
Liabilities related to the deferred compensation plan	32	—	—	32
Total Liabilities at fair value	$32	$—	$—	$32
The Company’s financial assets and liabilities carried at fair value as of December 31, 2021, are classified below (in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange contracts (1)	$—	$23	$—	$23
Money market investments related to deferred compensation plan	37	—	—	37
Total Assets at fair value	$37	$23	$—	$60
Liabilities:
Forward interest rate swap contracts (2)	$—	$16	$—	$16
Liabilities related to the deferred compensation plan	37	—	—	37
Total Liabilities at fair value	$37	$16	$—	$53

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

In accordance with ASC 815, the Company recognizes derivative instruments as either assets or liabilities on the Consolidated Balance Sheets and measures them at fair value. The following table presents the fair value of its derivative instruments (in millions):

	Asset (Liability)
		Fair Values as of
	Balance Sheet Classification	October 1, 2022	December 31, 2021
Derivative instruments designated as hedges:
Foreign exchange contracts	Prepaid expenses and other current assets	$37	$23
Total derivative instruments designated as hedges		$37	$23

Derivative instruments not designated as hedges:
Foreign exchange contracts	Prepaid expenses and other current assets	$5	$—
Forward interest rate swaps	Prepaid expenses and other current assets	18	—
Forward interest rate swaps	Other long-term assets	58	—
Forward interest rate swaps	Accrued liabilities	—	(15)
Forward interest rate swaps	Other long-term liabilities	—	(1)
Total derivative instruments not designated as hedges		$81	$(16)
Total net derivative asset		$118	$7
The following table presents the net gains (losses) from changes in fair values of derivatives that are not designated as hedges (in millions):

	Gains (Losses) Recognized in Income
		Three Months Ended		Nine Months Ended
	Statements of Operations Classification	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Derivative instruments not designated as hedges:
Foreign exchange contracts	Foreign exchange gain (loss)	$9	$1	$17	$1
Forward interest rate swaps	Interest income (expense), net	39	(1)	84	4
Total gain (loss) recognized in income		$48	$—	$101	$5

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

The Company’s master netting and other similar arrangements with the respective counterparties allow for net settlement under certain conditions, which are designed to reduce credit risk by permitting net settlement with the same counterparty. We present the assets and liabilities of our derivative financial instruments, for which we have net settlement agreements in place, on a net basis on the Consolidated Balance Sheets. If the derivative financial instruments had been presented gross on the Consolidated Balance Sheets, the asset and liability positions would have been unchanged as of October 1, 2022 and increased by $1 million as of December 31, 2021.

Foreign Currency Exchange Risk Management
The Company conducts business on a multinational basis in a variety of foreign currencies. Exposure to market risk for changes in foreign currency exchange rates arises primarily from Euro-denominated external revenues, cross-border financing activities between subsidiaries, and foreign currency denominated monetary assets and liabilities. The Company manages its objective of preserving the economic value of non-functional currency denominated cash flows by initially hedging transaction exposures with natural offsets and, once these opportunities have been exhausted, through foreign exchange forward and option contracts, as deemed appropriate.

The Company manages the exchange rate risk of anticipated Euro-denominated sales using forward contracts, which typically mature within twelve months of execution. The Company designates these derivative contracts as cash flow hedges. Unrealized gains and losses on these contracts are deferred in Accumulated other comprehensive income (loss) (“AOCI”) on the Consolidated Balance Sheets until the contract is settled and the hedged sale is realized. The realized gain or loss is then recorded as an adjustment to Net sales on the Consolidated Statements of Operations. Realized amounts reclassified to Net sales were $29 million and $5 million of gains for the three months ended October 1, 2022 and October 2, 2021, respectively. Realized amounts reclassified to Net sales were $72 million of gains and $15 million of losses for the nine months ended October 1, 2022 and October 2, 2021, respectively. As of October 1, 2022 and December 31, 2021, the notional amounts of the Company’s foreign exchange cash flow hedges were €405 million and €675 million, respectively. The Company has reviewed its cash flow hedges for effectiveness and determined that they are highly effective.

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

	October 1, 2022		December 31, 2021
Notional balance of outstanding contracts:
British Pound/U.S. Dollar		£16		£13
Euro/U.S. Dollar		€219		€142
Euro/Czech Koruna		€15		€16
Singapore Dollar/U.S. Dollar	S$	8	S$	16
Mexican Peso/U.S. Dollar	Mex$	293	Mex$	64
Polish Zloty/U.S. Dollar	zł	25	zł	103
Net fair value of assets of outstanding contracts		$5		$—

Interest Rate Risk Management
The Company’s debt consists of borrowings under a term loan (“Term Loan A”), Revolving Credit Facility, and Receivables Financing Facilities, which bear interest at variable rates plus applicable margins. As a result, the Company is exposed to market risk associated with the variable interest rate payments on these borrowings. See Note 11, Long-Term Debt for further details about these borrowings.

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

The Company’s interest rate swaps are not designated as hedges and changes in fair value are recognized immediately as Interest income (expense), net on the Consolidated Statements of Operations.

Note 11 Long-Term Debt

The following table shows the carrying value of the Company’s debt (in millions):

	October 1, 2022	December 31, 2021
Term Loan A	$1,739	$888
Revolving Credit Facility	248	—
Receivables Financing Facilities	183	108
Total debt	$2,170	$996
Less: Debt issuance costs	(4)	(3)
Less: Unamortized discounts	(5)	(2)
Less: Current portion of debt	(144)	(69)
Total long-term debt	$2,017	$922

As of October 1, 2022, the future maturities of debt are as follows (in millions):

2022 (remaining 3 months)	$11
2023	144
2024	127
2025	66
2026	87
Thereafter	1,735
Total future debt maturities	$2,170
All borrowings as of October 1, 2022 were denominated in U.S. Dollars.
The estimated fair value of the Company’s debt approximated $2.1 billion and $1.0 billion as of October 1, 2022 and December 31, 2021, respectively. These fair value amounts, developed based on inputs classified as Level 2 within the fair value hierarchy, represent the estimated value at which the Company’s lenders could trade its debt within the financial markets and do not represent the settlement value of these liabilities to the Company. The fair value of debt will continue to vary each period based on a number of factors, including fluctuations in market interest rates as well as changes to the Company’s credit ratings.

In May 2022, the Company refinanced its long-term credit facilities by entering into its third amendment to the Amended and Restated Credit Agreement (“Amendment No. 3”). Amendment No. 3 increased the Company’s borrowing under Term Loan A from $875 million to $1.75 billion and increased the Company’s borrowing capacity under the Revolving Credit Facility from $1 billion to $1.5 billion. Amendment No. 3 also extended the maturities of Term Loan A and the Revolving Credit Facility to May 25, 2027 and replaced LIBOR with SOFR as the benchmark reference rate.

This refinancing resulted in one-time charges of $2 million, which included certain third-party fees and the accelerated amortization of previously deferred issuance costs. These items are included in Interest income (expense), net on the Consolidated Statements of Operations. Additionally, $6 million of new issuance costs and fees were deferred and will be amortized over the remaining term of Term Loan A and the Revolving Credit Facility.

Term Loan A
The principal on Term Loan A is due in quarterly installments, with the next quarterly installment due in December 2022 and the majority due upon the May 25, 2027 maturity date. The Company may make prepayments, in whole or in part, without premium or penalty, and would be required to prepay certain outstanding amounts in the event of certain circumstances or transactions. As of October 1, 2022, the Term Loan A interest rate was 3.10%. Interest payments are generally made monthly and are subject to variable rates plus an applicable margin.

Revolving Credit Facility
The Company has a Revolving Credit Facility that is available for working capital and other general business purposes, including letters of credit. As of October 1, 2022, the Company had letters of credit totaling $7 million, which reduced funds available for borrowings under the Revolving Credit Facility from $1,500 million to $1,493 million. As of October 1, 2022, the Revolving Credit Facility had an average interest rate of 4.17%. Upon borrowing, interest payments are made monthly and are subject to variable rates plus an applicable margin. The Revolving Credit Facility matures on May 25, 2027.

Receivables Financing Facilities
The Company has two Receivables Financing Facilities with financial institutions that have a combined total borrowing limit of up to $280 million. As collateral, the Company pledges perfected first-priority security interests in its U.S. domestically originated accounts receivable. The Company has accounted for transactions under its Receivables Financing Facilities as secured borrowings. The Company’s first Receivables Financing Facility allows for borrowings of up to $180 million and matures on March 19, 2024. The Company’s second Receivable Financing Facility allows for borrowings of up to $100 million and matures on May 15, 2023.

As of October 1, 2022, the Company’s Consolidated Balance Sheets included $773 million of receivables that were pledged under the two Receivables Financing Facilities. As of October 1, 2022, $183 million had been borrowed, of which $100 million was classified as current. Borrowings under the Receivables Financing Facilities bear interest at a variable rate plus an applicable margin. As of October 1, 2022, the Receivables Financing Facilities had an average interest rate of 4.04%. Interest is paid on these borrowings on a monthly basis.

Each of the Company’s borrowing arrangements described above include terms and conditions that limit the incurrence of additional borrowings and require that certain financial ratios be maintained at designated levels.

The Company uses interest rate swaps to manage the interest rate risk associated with its debt. See Note 10, Derivative Instruments for further information.

As of October 1, 2022, the Company was in compliance with all debt covenants.

Note 12 Leases

During the three months ended October 1, 2022, the Company recorded an additional $14 million of right-of-use (“ROU”) assets obtained in exchange for lease obligations primarily related to the extension of two distribution center lease agreements.

Future minimum lease payments under non-cancellable leases as of October 1, 2022 were as follows (in millions):

2022 (remaining 3 months)	$8
2023	46
2024	44
2025	32
2026	25
Thereafter	64
Total future minimum lease payments	$219
Less: Interest	(34)
Present value of lease liabilities	$185

Reported as of October 1, 2022:
Current portion of lease liabilities	$35
Long-term lease liabilities	150
Present value of lease liabilities	$185

The current portion of lease liabilities is included within Accrued liabilities on the Consolidated Balance Sheets.

Note 13 Accrued Liabilities, Commitments and Contingencies

Accrued Liabilities
The components of Accrued liabilities are as follows (in millions):

	October 1, 2022	December 31, 2021
Settlement and related costs	$180	$—
Payroll and benefits	86	96
Incentive compensation	78	155
Warranty	27	26
Customer rebates	44	51
Leases	35	33
Unremitted cash collections due to banks on factored accounts receivable	113	141
Short-term interest rate swaps	—	15
Freight and duty	40	45
Other	72	77
Accrued liabilities	$675	$639

Warranties
The following table is a summary of the Company’s accrued warranty obligations (in millions):

	Nine Months Ended
	October 1, 2022	October 2, 2021
Balance at the beginning of the period	$26	$24
Warranty expense	23	25
Warranties fulfilled	(22)	(23)
Balance at the end of the period	$27	$26

Contingencies
The Company is subject to a variety of investigations, claims, suits, and other legal proceedings that arise from time to time in the ordinary course of business, including but not limited to, intellectual property, employment, tort, and breach of contract matters. The Company currently believes that the outcomes of such proceedings, individually and in the aggregate, will not have a material adverse impact on its business, cash flows, financial position, or results of operations. Any legal proceedings are subject to inherent uncertainties, and the Company’s view of these matters and their potential effects may change in the future. The Company records a liability for contingencies when a loss is deemed to be probable and the loss can be reasonably estimated.

During the second quarter of 2022, the Company entered into a License and Settlement Agreement (“Settlement”) to resolve certain patent-related litigation. Under the Settlement, the Company and the counterparty each agreed to a mutual general release from all past claims asserted by the parties; entered into a covenant not to sue for patent infringement; agreed to a payment by the Company to the counterparty for past damages of $360 million and entered into a royalty-free cross-license with respect to each party’s existing patent portfolio for the lives of the licensed patents. Based on the terms of the Settlement and a relative fair value analysis of each of the settlement provisions, the Company concluded that no significant portion of the payment resulted in a future benefit, and as such, the full $360 million was recorded as a charge in the second quarter. That charge, along with $12 million of external legal fees, is reflected within Settlement and related costs on the Consolidated Statement of Operations. The payment terms under the Settlement consist of 8 quarterly payments of $45 million that began in the second quarter. The portion payable in the next 12 months is included within Accrued liabilities, with the remaining amounts included within Other long-term liabilities on the Consolidated Balance Sheets. See Item 1, Legal Proceedings for additional information.

Note 14 Income Taxes

The Company’s effective tax rate for the three and nine months ended October 1, 2022 was 23.4% and 13.2%, respectively, compared to 12.7% and 12.9% for the three and nine months ended October 2, 2021, respectively. For the three months ended October 1, 2022, the variance from the 21% federal statutory rate was primarily attributable to unfavorable impacts from return to provision adjustments. For the nine months ended October 1, 2022, the variance from the 21% federal statutory rate was primarily attributable to a discrete tax benefit resulting from the Settlement and related costs recorded in the second quarter, lower tax rates on foreign earnings, and U.S. tax credits. In the prior period, the variance from the 21% federal statutory rate was primarily attributable to share-based compensation deductions, lower tax rates on foreign earnings and U.S. tax credits. In addition, the three and nine months ended October 2, 2021 include the benefit of a foreign-derived intangible income deduction in the U.S. The nine-month period ended October 2, 2021 also benefited from the remeasurement of deferred tax assets associated with the enactment of a corporate tax rate increase in the U.K. during the second quarter of 2021.

The Company evaluated the provisions of the Inflation Reduction Act of 2022, signed into law on August 16, 2022; the American Rescue Plan Act, signed into law on March 11, 2021; the Consolidated Appropriations Act of 2021, signed into law on December 27, 2020; and the Coronavirus Aid, Relief and Economic Security Act, signed into law on March 27, 2020. The provisions of these laws did not have a significant impact to our effective tax rate in either the current or prior year. Management continues to monitor guidance regarding these laws and developments related to other coronavirus tax relief throughout the world for potential impacts.

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

Management evaluates all jurisdictions based on historical pre-tax earnings and taxable income to determine the need for valuation allowances on a quarterly basis. Based on this analysis, a valuation allowance has been recorded for any jurisdictions where, in the Company’s judgment, tax benefits are not expected to be realized. There were no significant changes to our valuation allowances during the three and nine months ended October 1, 2022.

Uncertain Tax Positions
The Company is currently undergoing U.S. federal income tax audits for tax years 2016 through 2018. Additionally, fiscal years 2009 through 2022 remain open to examination by multiple foreign and U.S. state taxing jurisdictions. As of October 1, 2022, management believes that it is reasonably possible that the recorded amount of unrecognized tax benefits may decrease by approximately $2 million within the next twelve months as a result of concluding various domestic tax matters. Due to uncertainties in any tax audit or litigation outcome, the Company’s estimates of the ultimate settlements of uncertain tax positions may change and the actual tax benefits may differ significantly from estimates.

Note 15 Earnings Per Share

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

Earnings per share (in millions, except share data):

	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Basic:
Net income	$170	$199	$277	$646
Weighted-average shares outstanding	51,834,236	53,418,055	52,387,838	53,449,239
Basic earnings per share	$3.28	$3.72	$5.29	$12.08

Diluted:
Net income	$170	$199	$277	$646
Weighted-average shares outstanding	51,834,236	53,418,055	52,387,838	53,449,239
Dilutive shares	323,616	448,504	368,793	462,574
Diluted weighted-average shares outstanding	52,157,852	53,866,559	52,756,631	53,911,813
Diluted earnings per share	$3.26	$3.69	$5.25	$11.98

Anti-dilutive share-based compensation awards are excluded from diluted earnings per share calculations. There were 195,922 and 169,810 shares that were anti-dilutive for the three and nine months ended October 1, 2022, respectively. There were 25,355 and 8,391 shares that were anti-dilutive for the three and nine months ended October 2, 2021, respectively.

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

The components of AOCI for the nine months ended October 1, 2022 and October 2, 2021 are as follows (in millions):

	Unrealized gain (loss) on sales hedging transactions	Foreign currency translation adjustments	Total
Balance at December 31, 2020	$(28)	$(41)	$(69)
Other comprehensive income (loss) before reclassifications	41	(5)	36
Amounts reclassified from AOCI(1)	15	—	15
Tax effect	(10)	—	(10)
Other comprehensive income (loss), net of tax	46	(5)	41
Balance at October 2, 2021	$18	$(46)	$(28)

Balance at December 31, 2021	$18	$(47)	$(29)
Other comprehensive income (loss) before reclassifications	86	(16)	70
Amounts reclassified from AOCI(1)	(72)	—	(72)
Tax effect	(3)	—	(3)
Other comprehensive income (loss), net of tax	11	(16)	(5)
Balance at October 1, 2022	$29	$(63)	$(34)
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

The Company currently has two active Receivables Factoring arrangements. One arrangement allows for the factoring of up to $25 million of uncollected receivables originated from the Europe, Middle East, and Africa (“EMEA”) region. The second arrangement allows for the factoring of up to €150 million of uncollected receivables originated from the EMEA and Asia-Pacific regions. With respect to the second arrangement, the Company may be required to maintain a portion of sales proceeds as deposits in a restricted cash account that is released to the Company as it satisfies its obligations as servicer of sold receivables, which totaled $11 million and $12 million as of October 1, 2022 and December 31, 2021, respectively, and is classified within Prepaid expenses and other current assets on the Consolidated Balance Sheets.

During the nine months ended October 1, 2022 and October 2, 2021, the Company received cash proceeds of $1,135 million and $1,161 million, respectively, from the sales of accounts receivables under its factoring arrangements. As of October 1, 2022 and December 31, 2021, there were a total of $55 million and $24 million, respectively, of uncollected receivables that had been sold and removed from the Company’s Consolidated Balance Sheets.

As servicer of sold receivables, the Company had $113 million and $141 million of obligations that were not yet remitted to banks as of October 1, 2022 and December 31, 2021, respectively. These obligations are included within Accrued liabilities on the Consolidated Balance Sheets, with changes in such obligations reflected within Net cash provided by (used in) financing activities on the Consolidated Statements of Cash Flows.Fees incurred in connection with these arrangements were not significant.

Note 18 Segment Information & Geographic Data

The Company’s operations consist of two reportable segments: Asset Intelligence & Tracking (“AIT”) and Enterprise Visibility & Mobility (“EVM”). The reportable segments have been identified based on the financial data utilized by the Company’s Chief Executive Officer (the chief operating decision maker or “CODM”) to assess segment performance and allocate resources among the Company’s segments. The CODM reviews adjusted operating income to assess segment profitability. To the extent applicable, segment operating income excludes business acquisition purchase accounting adjustments, amortization of intangible assets, acquisition and integration costs, impairment of goodwill and other intangibles, exit and restructuring costs, as well as certain other non-recurring costs (such as the Settlement and related costs in the current year). Segment assets are not reviewed by the Company’s CODM and therefore are not disclosed below.

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

Financial information by segment is presented as follows (in millions):

	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Net sales:
AIT	$415	$378	$1,255	$1,221
EVM	963	1,058	3,023	2,945
Total segment Net sales	1,378	1,436	4,278	4,166
Corporate, eliminations(1)	—	—	—	(6)
Total Net sales	$1,378	$1,436	$4,278	$4,160
Operating income:
AIT(2)	$83	$78	$240	$289
EVM(2)	161	194	531	565
Total segment operating income	244	272	771	854
Corporate eliminations(1)	(42)	(35)	(502)	(98)
Total Operating income	$202	$237	$269	$756

(1)To the extent applicable, amounts included in Corporate eliminations consist of business acquisition purchase accounting adjustments, amortization of intangible assets, acquisition and integration costs, impairment of goodwill and other intangibles, exit and restructuring costs, as well as certain other non-recurring costs (such as the Settlement and related costs in the current year).

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

Geographic data for Net sales is as follows (in millions):

	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
North America	$690	$728	$2,103	$2,108
EMEA	456	504	1,477	1,458
Asia-Pacific	158	135	459	392
Latin America	74	69	239	202
Total Net sales	$1,378	$1,436	$4,278	$4,160

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Zebra Technologies Corporation and its subsidiaries (“Zebra” or the “Company”) is a global leader respected for innovative Enterprise Asset Intelligence (“EAI”) solutions in the automatic identification and data capture solutions industry. We design, manufacture, and sell a broad range of products and solutions, including cloud-based software subscriptions, that capture and move data. These products and solutions include mobile computers; barcode scanners and imagers; radio frequency identification device (“RFID”) readers; specialty printers for barcode labeling and personal identification; fixed industrial scanning and machine vision; real-time location systems (“RTLS”); related accessories and supplies, such as self-adhesive labels and other consumables; and related software applications. We also provide a full range of services, including maintenance, technical support, repair, managed and professional services, as well as various workflow optimization solutions, including cloud-based software subscriptions and robotic automation solutions. End-users of our products, solutions and services include those in the retail and e-commerce, manufacturing, transportation and logistics, healthcare, public sector, and other industries within the following regions: North America; Europe, Middle East, and Africa (“EMEA”); Asia-Pacific; and Latin America.

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

Recent Developments
Restructuring Program
In the third quarter of 2022, the Company committed to certain leased site rationalization and organizational changes designed to generate structural cost efficiencies (collectively referred to as the “2022 Productivity Plan”). Exit and restructuring charges associated with the 2022 Productivity Plan are expected to be at least $10 million and be completed by the end of 2023. For the three months ended October 1, 2022, the Company recorded $2 million primarily related to facility site exits and employee severance.

License and Settlement Agreement
On June 30, 2022, the Company announced it entered into a License and Settlement Agreement (“Settlement”) resulting in a $372 million pre-tax charge, inclusive of $12 million of external legal fees, within Operating expenses on the Consolidated Statement of Operations. Under the Settlement, Zebra agreed to pay $360 million to the counterparty in eight quarterly payments of $45 million which began in the second quarter. See Item 1, Legal Proceedings and Note 13, Accrued Liabilities, Commitments, and Contingencies for additional information.

Matrox Acquisition
On June 3, 2022, the Company acquired Matrox Electronic Systems, Ltd. (“Matrox”) for $878 million in cash, net of Matrox’s cash on-hand. Matrox is a leading provider of advanced machine vision components and software serving a number of end-markets. Through its acquisition of Matrox, the Company intends to expand its machine vision products and software offerings. The operating results of Matrox are included in the EVM segment.

Debt Refinancing
On May 26, 2022, the Company announced that it amended its long-term credit facilities which increased its borrowing under Term Loan A from $875 million to $1.75 billion and also its borrowing capacity under the Revolving Credit Facility from $1 billion to $1.5 billion. As part of the refinancing, the Company extended the maturities of its long-term credit facilities to May 25, 2027 and replaced LIBOR with SOFR as the benchmark reference rate.

Share Repurchase
On May 17, 2022, the Company announced that its Board of Directors authorized an incremental $1 billion share repurchase program of its outstanding shares of common stock. This authorization augments the previous $1 billion share repurchase authorization which was announced in July 2019.

Russia and Ukraine War
On March 5, 2022, we announced the suspension of our business operations in Russia. Neither Russia nor Ukraine comprises a material portion of our business, and therefore, the war thus far has not had a significant effect on our results of operations. Additionally, the war has not significantly affected our ability to source supplies or deliver our products and services to our customers in the surrounding EMEA region. We will continue to monitor this for potential future adverse impacts on our business.

COVID-19 Outbreak
The global coronavirus (“COVID-19”) pandemic continues to evolve. Governmental agencies, to varying degrees, have imposed, and continue to impose, several protocols and regulations restricting activities of individuals in an effort to limit the spread of COVID-19 when rates of infection rise, with some relaxation of these measures when infections rates are relatively low. We have implemented a number of measures in an effort to protect our employees’ health and well-being over the course of the pandemic tailored to address the local impacts, including having the majority of office workers work remotely during the height of the pandemic and high risk times and gradually returning to offices as restrictions are lifted when risks decrease, limiting employee travel, and implementing more strenuous health and safety measures for hosting and attending in-person industry events. Throughout the pandemic, distribution centers and repair centers have remained open at varying capacity levels to ensure continued support to our customers, many of whom provide essential goods and services to communities. As governments have eased their restrictions, our employees continue to return to our offices, with modified business practices, consistent with government regulations and current medical guidance.

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

Other Acquisitions
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

Results of Operations

Consolidated Results of Operations
(amounts in millions, except percentages)

	Three Months Ended				Nine Months Ended
	October 1, 2022	October 2, 2021	$ Change	% Change	October 1, 2022	October 2, 2021	$ Change	% Change
Net sales:
Tangible products	$1,164	$1,240	$(76)	(6.1)%	$3,630	$3,585	$45	1.3%
Services and software	214	196	18	9.2%	648	575	73	12.7%
Total Net sales	1,378	1,436	(58)	(4.0)%	4,278	4,160	118	2.8%
Gross profit	628	646	(18)	(2.8)%	1,939	1,959	(20)	(1.0)%
Gross margin	45.6%	45.0%		60 bps	45.3%	47.1%		(180) bps
Operating expenses	426	409	17	4.2%	1,670	1,203	467	38.8%
Operating (loss) income	$202	$237	$(35)	(14.8)%	$269	$756	$(487)	(64.4)%

Net sales to customers by geographic region were as follows (amounts in millions, except percentages):

	Three Months Ended				Nine Months Ended
	October 1, 2022	October 2, 2021	$ Change	% Change	October 1, 2022	October 2, 2021	$ Change	% Change
North America	$690	$728	$(38)	(5.2)%	$2,103	$2,108	$(5)	(0.2)%
EMEA	456	504	(48)	(9.5)%	1,477	1,458	19	1.3%
Asia-Pacific	158	135	23	17.0%	459	392	67	17.1%
Latin America	74	69	5	7.2%	239	202	37	18.3%
Total Net sales	$1,378	$1,436	$(58)	(4.0)%	$4,278	$4,160	$118	2.8%

Operating expenses are summarized below (amounts in millions, except percentages):

	Three Months Ended				Nine Months Ended
	October 1, 2022	October 2, 2021	As a % of Net sales		October 1, 2022	October 2, 2021	As a % of Net sales
			2022	2021			2022	2021
Selling and marketing	$149	$148	10.8%	10.3%	$452	$430	10.6%	10.3%
Research and development	143	141	10.4%	9.8%	428	422	10.0%	10.1%
General and administrative	92	85	6.7%	5.9%	288	259	6.7%	6.2%
Settlement and related costs	—	—	NM	NM	372	—	NM	NM
Amortization of intangible assets	39	29	NM	NM	107	81	NM	NM
Acquisition and integration costs	1	6	NM	NM	19	11	NM	NM
Exit and restructuring costs	2	—	NM	NM	4	—	NM	NM
Total Operating expenses	$426	$409	30.9%	28.5%	$1,670	$1,203	39.0%	28.9%

Consolidated Organic Net sales growth:

	Three Months Ended	Nine Months Ended
	October 1, 2022	October 1, 2022
Reported GAAP Consolidated Net sales growth	(4.0)%	2.8%
Adjustments:
Impact of foreign currency translation (1)	2.9%	1.6%
Impact of acquisitions (2)	(2.1)%	(1.5)%
Consolidated Organic Net sales growth (3)	(3.2)%	2.9%

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

(2)For purposes of computing Organic Net sales growth, amounts directly attributable to the acquisitions of Adaptive Vision, Fetch, Antuit, and Matrox are excluded for twelve months following their respective acquisitions.

(3)Consolidated Organic Net sales growth is a non-GAAP financial measure. See the Non-GAAP Measures section at the end of this item.

Third quarter 2022 compared to third quarter 2021

Total Net sales decreased $58 million or 4.0% compared to the prior year. EVM Net sales decline was partially offset by AIT Net sales growth. Current year EVM Net sales were negatively impacted by supply chain bottlenecks associated with component shortages for certain products and execution challenges as we transition to a new distribution center in North America, as well as orders from large customers being deferred. Excluding the effects of currency changes and acquisitions, the decrease in Consolidated Organic Net sales was 3.2%.

As we enter the fourth quarter, we are taking actions to address the current supply chain challenges, both related to component shortages and the extension of the planned transition of our North America distribution center, and proactively preparing for softer customer demand in an uncertain macroenvironment.

Gross margin increased to 45.6% for the current quarter compared to 45.0% for the prior year. Gross margin was higher in our EVM segment, which more than offset lower gross margin in our AIT segment. Gross margins of both segments benefited from favorable business mix, as well as lower net impacts of premium freight and component part costs. These benefits were partially offset by the negative impact of foreign currency changes, as well as lower volume leverage and support service margins.

Operating expenses for the quarters ended October 1, 2022 and October 2, 2021 were $426 million and $409 million, or 30.9% and 28.5% of Net sales, respectively. The increase in Operating expenses over the prior quarter was primarily due to the inclusion of operating expenses and amortization of intangible assets associated with recently acquired businesses, which were partially offset by lower employee incentive-based compensation.

Operating income decreased 14.8% to $202 million for the current quarter compared to $237 million for the prior year. The decrease was due to lower Gross profit and higher Operating expenses.

Net income decreased 14.6% compared to the prior year due to lower Operating income and higher Income tax expense, which were partially offset by favorability in Other income (expense), net as follows:

•Other income (expense), net was income of $20 million in the current year compared to an expense of $9 million in the prior year primarily due to the current year benefiting from a $39 million gain on interest rate swaps compared to a $1 million loss in the prior year, which was partially offset by higher average outstanding debt levels and interest rates.

•The Company’s effective income tax rate for the three months ended October 1, 2022 and October 2, 2021 was 23.4% and 12.7%, respectively. The increase in the effective rate was primarily due to unfavorable discrete items recorded in the current quarter primarily related to return to provision adjustments and uncertain tax positions.

Diluted earnings per share decreased to $3.26 as compared to $3.69 in the prior year due to lower Net income, partially offset by lower average shares outstanding.

Year to date 2022 compared to Year to date 2021

Total Net sales increased $118 million or 2.8% compared to the prior year as our customers continue to digitize and automate their workflows. Net sales grew across both of our segments and most of our regions. Current year Net sales of both segments were negatively impacted by supply chain bottlenecks, which were particularly pronounced in our EVM segment. Prior year Net sales of both segments benefited from pent-up demand from customers who we believe delayed purchases in fiscal 2020 due to the COVID-19 pandemic. Excluding the effects of acquisitions and currency changes, the increase in Consolidated Organic Net sales was 2.9%.

Gross margin decreased to 45.3% for the current period compared to 47.1% for the prior year. Gross margins were lower in both of our segments primarily due to higher net premium freight and component part costs, as well as the negative impact of foreign currency changes, which were partially offset by higher support service margins. The prior year gross margin included the benefit of partial recovery of Chinese import tariffs.

Operating expenses for the period ended October 1, 2022 and October 2, 2021 were $1,670 million and $1,203 million, or 39.0% and 28.9% of Net sales, respectively. Excluding the Settlement charge, Operating expenses were 30.3% of Net sales for the period ended October 1, 2022, with an increase over the prior year primarily due to the inclusion of operating expenses and amortization of intangible assets associated with recently acquired businesses, increased employee travel, as well as higher Acquisition and integration costs. These increases were partially offset by lower employee incentive-based compensation.

Operating income decreased 64.4% to $269 million for the current year compared to $756 million for the prior year. The decrease was primarily due to higher Operating expenses, inclusive of the $372 million Settlement charge recorded in the second quarter of the current year.

Net income decreased 57.1% compared to the prior year due to lower Operating income, which was partially offset by favorability in Other income (expense), net and Income tax expense as follows:

•Other income (expense), net was income of $50 million in the current year compared to an expense of $14 million in the prior year primarily due to the current year benefiting from an $84 million gain on interest rate swaps compared to a $4 million gain in the prior year, which was partially offset by higher average outstanding debt levels and interest rates.

•The Company’s effective income tax rate for the nine months ended October 1, 2022 and October 2, 2021 was 13.2% and 12.9%, respectively.

Diluted earnings per share decreased to $5.25 as compared to $11.98 in the prior year due to lower Net income, partially offset by lower average diluted shares outstanding.

Results of Operations by Segment

The following commentary should be read in conjunction with the financial results of each operating business segment as detailed in Note 18, Segment Information & Geographic Data in the Notes to Consolidated Financial Statements. To the extent applicable, segment results exclude purchase accounting adjustments, amortization of intangible assets, acquisition and integration costs, impairment of goodwill and other intangibles, and exit and restructuring costs, as well as certain other non-recurring costs (such as the Settlement and related costs in the current year).

Asset Intelligence & Tracking Segment (“AIT”)
(in millions, except percentages)

	Three Months Ended				Nine Months Ended
	October 1, 2022	October 2, 2021	$ Change	% Change	October 1, 2022	October 2, 2021	$ Change	% Change
Net sales:
Tangible products	$392	$354	$38	10.7%	$1,184	$1,151	$33	2.9%
Services and software	23	24	(1)	(4.2)%	71	70	1	1.4%
Total Net sales	415	378	37	9.8%	1,255	1,221	34	2.8%
Gross profit	179	165	14	8.5%	528	571	(43)	(7.5)%
Gross margin	43.1%	43.7%		(60) bps	42.1%	46.8%		(470) bps
Operating expenses	96	87	9	10.3%	288	282	6	2.1%
Operating income	$83	$78	$5	6.4%	$240	$289	$(49)	(17.0)%

AIT Organic Net sales growth:

	Three Months Ended	Nine Months Ended
	October 1, 2022	October 1, 2022
AIT Reported GAAP Net sales growth	9.8%	2.8%
Adjustments:
Impact of foreign currency translation (1)	2.6%	1.5%
AIT Organic Net sales growth (2)	12.4%	4.3%

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

Third quarter 2022 compared to third quarter 2021

Total Net sales for AIT increased $37 million or 9.8% compared to the prior year primarily due to higher sales of printing products (contributing the majority of the total increase) and supplies, and targeted list price increases. Excluding the impact of foreign currency changes, AIT Organic Net sales increased 12.4%.

Gross margin decreased to 43.1% for the current quarter compared to 43.7% for the prior year primarily due to the negative impact of foreign currency changes, partially offset by favorable business mix and volume leverage.

Operating income increased 6.4% in the current quarter compared to the prior year period due to higher Gross profit, which was partially offset by higher Operating expenses.

Year to date 2022 compared to Year to date 2021

Total Net sales for AIT increased $34 million or 2.8% compared to the prior year primarily due to higher sales of printing products and supplies. Current year Net sales included the negative effects of supply chain bottlenecks, while prior year Net sales benefited from pent-up demand from customers who we believe delayed purchases in fiscal 2020 due to the COVID-19 pandemic. Excluding the impact of foreign currency changes, AIT Organic Net sales increased 4.3%.

Gross margin decreased to 42.1% for the current period compared to 46.8% for the prior year primarily due to higher net premium freight and component part costs, as well as unfavorable business mix. The prior year gross margin included the benefit of partial recovery of Chinese import tariffs.

Operating income decreased 17.0% in the current year compared to the prior year period. The decrease was primarily due to lower Gross profit.

Enterprise Visibility & Mobility Segment (“EVM”)
(in millions, except percentages)

	Three Months Ended				Nine Months Ended
	October 1, 2022	October 2, 2021	$ Change	% Change	October 1, 2022	October 2, 2021	$ Change	% Change
Net sales:
Tangible products	$772	$886	$(114)	(12.9)%	$2,446	$2,434	$12	0.5%
Services and software	191	172	19	11.0%	577	511	66	12.9%
Total Net sales	963	1,058	(95)	(9.0)%	3,023	2,945	78	2.6%
Gross profit	449	481	(32)	(6.7)%	1,411	1,394	17	1.2%
Gross margin	46.6%	45.5%		110 bps	46.7%	47.3%		(60) bps
Operating expenses	288	287	1	0.3%	880	829	51	6.2%
Operating income	$161	$194	$(33)	(17.0)%	$531	$565	$(34)	(6.0)%

EVM Organic Net sales growth:

	Three Months Ended	Nine Months Ended
	October 1, 2022	October 1, 2022
EVM Reported GAAP Net sales growth	(9.0)%	2.6%
Adjustments:
Impact of foreign currency translation (1)	3.0%	1.8%
Impact of acquisitions (2)	(2.8)%	(2.0)%
EVM Organic Net sales growth (3)	(8.8)%	2.4%

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

(2)For purposes of computing EVM Organic Net sales growth, amounts directly attributable to the acquisitions of Adaptive Vision, Fetch, Antuit, and Matrox are excluded for twelve months following their respective acquisitions.

(3)EVM Organic Net sales growth is a non-GAAP financial measure. See the Non-GAAP Measures section at the end of this item.

Third quarter 2022 compared to third quarter 2021

Total Net sales for EVM decreased $95 million or 9.0% compared to the prior year primarily due to lower sales of mobile computing products and unfavorable foreign currency changes, which were partially offset by higher sales of data capture products, contributions from our recent acquisitions, higher sales of support services, and targeted list price increases. Current year mobile computing Net sales were lower than the prior year primarily due lower sales to large customers, as well as the negative impact of supply chain bottlenecks related to component shortages for certain products and execution challenges as we transition to a new distribution center in North America. Excluding the impacts of acquisitions and foreign currency changes, EVM Organic Net sales decreased 8.8%.

Gross margin increased to 46.6% in the current quarter compared to 45.5% in the prior year primarily due to favorable business mix, as well as lower net impacts of net premium freight and component costs, which were partially offset by the negative impact of foreign currency changes, as well as lower volume leverage and support service margins.

Operating income for the current quarter decreased 17.0% compared to the prior year period, primarily due to lower Gross Profit.

Year to date 2022 compared to Year to date 2021

Total Net sales for EVM increased $78 million or 2.6% compared to the prior year primarily due to higher sales of data capture products, contributions from our recent acquisitions, and higher sales of support services, which were partially offset by unfavorable foreign currency changes and lower sales of mobile computing products. Current year Net sales included the negative impact of supply chain bottlenecks, while prior year Net sales benefited from pent-up demand from customers who we believe delayed purchases in fiscal 2020 due to the COVID-19 pandemic. Excluding the impacts of acquisitions and foreign currency changes, EVM Organic Net sales growth was 2.4%.

Gross margin decreased to 46.7% in the current period compared to 47.3% in the prior year primarily due to higher net premium freight and component part costs, which were partially offset by favorable business mix and higher support service margins. The prior year gross margin included the benefit of partial recovery of Chinese import tariffs.

Operating income for the current quarter decreased 6.0% compared to the prior year period. The decrease was due to higher Operating expenses, partially offset by higher Gross profit.

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

	Nine Months Ended
Cash flows provided by (used in):	October 1, 2022	October 2, 2021	$ Change
Operating activities	$221	$836	$(615)
Investing activities	(941)	(369)	(572)
Financing activities	470	(351)	821
Effect of exchange rates on cash balances	(2)	—	(2)
Net (decrease) increase in cash and cash equivalents, including restricted cash	$(252)	$116	$(368)

The change in our cash and cash equivalents balance during the nine months ended October 1, 2022 compared to the prior year period is reflective of the following:

•The decrease in cash provided by operating activities compared to the prior year was primarily due to higher inventory levels, current year payments associated with the Settlement, and higher incentive compensation payments. These items were partially offset by higher accounts payable, primarily associated with inventory purchases, as well as favorability in the timing of customer transactions and accounts receivable factoring activity in the current period.

•Cash used in investing activities was higher than the prior year primarily due to the acquisition of Matrox, while the prior year includes cash payments of $307 million for the acquisitions of Fetch and Adaptive Vision.

•Cash provided by financing activities during the year was primarily comprised of $1,175 net debt proceeds primarily in connection with the Company's debt refinancing activities in the second quarter, which were partially offset by $655 million of common stock repurchases. Net cash used in financing activities in the prior year was primarily comprised of $256 million net debt repayments, $48 million net payments related to share-based compensation, and $25 million of common stock repurchases.

Company Debt
The following table shows the carrying value of the Company’s debt (in millions):

	October 1, 2022	December 31, 2021
Term Loan A	$1,739	$888
Revolving Credit Facility	248	—
Receivables Financing Facilities	183	108
Total debt	$2,170	$996
Less: Debt issuance costs	(4)	(3)
Less: Unamortized discounts	(5)	(2)
Less: Current portion of debt	(144)	(69)
Total long-term debt	$2,017	$922

In May 2022, the Company refinanced its long-term credit facilities by entering into its third amendment to the Amended and Restated Credit Agreement (“Amendment No. 3”). Amendment No. 3 increased the Company’s borrowing under Term Loan A from $875 million to $1.75 billion and increased the Company’s borrowing capacity under the Revolving Credit Facility from $1 billion to $1.5 billion. Amendment No. 3 also extended the maturities of Term Loan A and the Revolving Credit Facility to May 25, 2027 and replaced LIBOR with SOFR as the benchmark reference rate.

This refinancing resulted in one-time charges of $2 million, which included certain third party fees and the accelerated amortization of previously deferred issuance costs. These items are included in Interest (expense) income, net on the Consolidated Statements of Operations. Additionally, $6 million of new issuance costs and fees were deferred and will be amortized over the remaining term of Term Loan A and the Revolving Credit Facility.

Term Loan A
The principal on Term Loan A is due in quarterly installments, with the next quarterly installment due in December 2022 and the majority due upon the May 25, 2027 maturity date. The Company may make prepayments, in whole or in part, without premium or penalty, and would be required to prepay certain outstanding amounts in the event of certain circumstances or transactions. As of October 1, 2022, the Term Loan A interest rate was 3.10%. Interest payments are generally made monthly and are subject to variable rates plus an applicable margin.

Revolving Credit Facility
The Company has a Revolving Credit Facility that is available for working capital and other general business purposes, including letters of credit. As of October 1, 2022, the Company had letters of credit totaling $7 million, which reduced funds available for borrowings under the Revolving Credit Facility from $1,500 million to $1,493 million. As of October 1, 2022, the Revolving Credit Facility had an average interest rate of 4.17%. Upon borrowing, interest payments are made monthly and are subject to variable rates plus an applicable margin. The Revolving Credit Facility matures on May 25, 2027.

Receivables Financing Facilities
The Company has two Receivables Financing Facilities with financial institutions that have a combined total borrowing limit of up to $280 million. As collateral, the Company pledges perfected first-priority security interests in its U.S. domestically originated accounts receivable. The Company has accounted for transactions under its Receivables Financing Facilities as secured borrowings. The Company’s first Receivables Financing Facility allows for borrowings of up to $180 million and matures on March 19, 2024. The Company’s second Receivable Financing Facility allows for borrowings of up to $100 million and matures on May 15, 2023.

As of October 1, 2022, the Company’s Consolidated Balance Sheets included $773 million of receivables that were pledged under the two Receivables Financing Facilities. As of October 1, 2022, $183 million had been borrowed, of which $100 million was classified as current. Borrowings under the Receivables Financing Facilities bear interest at a variable rate plus an applicable margin. As of October 1, 2022, the Receivables Financing Facilities had an average interest rate of 4.04%. Interest is paid on these borrowings on a monthly basis.

See Note 11, Long-Term Debt in the Notes to Consolidated Financial Statements for further details related to the Company’s debt instruments.

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

As of October 1, 2022 and December 31, 2021, there were a total of $55 million and $24 million, respectively, of uncollected receivables that had been sold and removed from the Company’s Consolidated Balance Sheets.

As servicer of sold receivables, the Company had $113 million and $141 million of obligations that were not yet remitted to banks as of October 1, 2022 and December 31, 2021, respectively. These obligations are included within Accrued liabilities on the Consolidated Balance Sheets, with changes in such obligations reflected within Net cash provided by (used in) financing activities on the Consolidated Statements of Cash Flows.

See Note 17, Accounts Receivable Factoring in the Notes to Consolidated Financial Statements for further details.

Share Repurchases
On May 17, 2022, the Company announced that its Board of Directors authorized a share repurchase program for up to $1 billion of its outstanding shares of common stock. This authorization augments the previous $1 billion share repurchase authorization which was announced on July 30, 2019. The newly authorized share repurchase program does not have a stated expiration date. The level of the Company’s repurchases depends on a number of factors, including its financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors its management may deem relevant. The timing, volume, and nature of repurchases are subject to market conditions, applicable securities laws and other factors and may be amended, suspended or discontinued at any time. Repurchases may be affected from time to time through open market purchases, including pursuant to a pre-set trading plan meeting the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934. During the first nine months of 2022, the Company repurchased 1,652,877 shares of common stock for approximately $655 million. As of October 1, 2022, the Company has cumulatively repurchased 2,948,618 shares of common stock for approximately $958 million, resulting in a remaining amount of share repurchases authorized under the plans of $1,042 million. Subsequent to the third quarter, the Company has repurchased 187,024 shares of common stock for approximately $50 million through October 28, 2022.

Significant Customers

The Company has three customers, who are distributors of the Company’s products, services and solutions, that individually accounted for more than 10% of total Company Net sales for the periods presented. In the aggregate, the approximate percentage of our segment and Company total Net sales was as follows:

	Nine Months Ended
	October 1, 2022			October 2, 2021
	AIT	EVM	Total	AIT	EVM	Total
Significant customers as a % of Net sales	15.8%	30.0%	45.8%	15.9%	33.6%	49.5%

These customers accounted for 55.1% of accounts receivable as of October 1, 2022. No other customer accounted for more than 10% of total Net sales during the periods ended October 1, 2022 and October 2, 2021.

Safe Harbor
Forward-looking statements contained in this filing are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995 and are highly dependent upon a variety of important factors, which could cause actual results to differ materially from those expressed or implied in such forward-looking statements. When used in this document and documents referenced, the words “anticipate,” “believe,” “intend,” “estimate,” “will,” and “expect” and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements but are not the exclusive means of identifying these statements. The forward-looking statements include, but are not limited to, the Company’s financial outlook for full year of 2022. These forward-looking statements are based on current expectations, forecasts and assumptions, and are subject to the risks and uncertainties inherent in the Company’s industry, market conditions, general domestic and international economic conditions, and other factors. These factors include:

•Market acceptance of the Company’s products, services and solution offerings and competitors’ offerings and the potential effects of emerging technologies and changes in customer requirements,
•The effect of global market conditions, including the North America; EMEA; Latin America; and Asia-Pacific regions in which we do business,
•The impact of changes in foreign exchange rates, customs duties and trade policies due to the large percentage of our sales and operations being outside the U.S.,
•Our ability to control manufacturing and operating costs,
•Risks related to the manufacturing of the Company’s products and conducting business operations in non-U.S. countries, including the risk of depending on key suppliers who are also in non-U.S. countries,
•The Company’s ability to purchase sufficient materials, parts, and components, our ability to provide services, software, and products to meet customer demand, particularly in light of global economic conditions,
•The availability of credit and the volatility of capital markets, which may affect our suppliers, customers, and ourselves,
•Success of integrating acquisitions,
•Our ability to attract, retain, develop, and motivate key personnel,
•Interest rate and financial market conditions,
•Access to cash and cash equivalents held outside the U.S.,
•The effect of natural disasters, man-made disasters, public health issues (including pandemics), and cybersecurity incidents on our business,
•The impact of changes in foreign and domestic governmental policies, laws, or regulations,
•The outcome of litigation in which the Company may be involved, particularly litigation or claims related to infringement of third-party intellectual property rights, and
•The outcome of any future tax matters or tax law changes.
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
There were no material changes in the Company’s market risk during the quarter ended October 1, 2022. For additional information on market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in the Annual Report on Form 10-K for the year ended December 31, 2021.

Item 4.	Controls and Procedures

Management’s Report on Disclosure Controls

Our management is responsible for establishing and maintaining adequate disclosure controls as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management assessed the effectiveness of our disclosure controls as of October 1, 2022. Based on this assessment and those criteria, our management believes that, as of October 1, 2022, our disclosure controls were effective.

Changes in Internal Controls over Financial Reporting
During the quarter ended October 1, 2022, there have been no changes in our internal controls that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
Beginning in September 2021, Honeywell filed patent infringement lawsuits against Zebra in multiple jurisdictions, including the International Trade Commission and Federal District Court in the Western District of Texas in the United States, as well as foreign courts in the United Kingdom, Germany, Netherlands, and China. Honeywell made substantially similar allegations of patent infringement in all cases filed. The technology addressed in the various actions generally includes aspects of data capture, barcode reading, and scanning. The allegedly infringing Zebra products identified in the actions were described as barcode scanners, mobile computers with barcode scanning capabilities, scan engines, and components thereof. The remedies sought in these lawsuits included damages and injunctive relief. The same Zebra products and technology were implicated in all of the lawsuits. Zebra vigorously defended against these infringement allegations. In February 2022, Zebra filed patent infringement lawsuits against Honeywell in multiple jurisdictions, including the International Trade Commission and Federal District Court in the Eastern District of New York in the United States, as well as foreign courts in the United Kingdom, Germany and China. Zebra’s allegations against Honeywell in each case varied based on the underlying technology in the Zebra patent that is alleged to have been infringed by Honeywell. The technology addressed in the various actions includes scan engine functionality generally, distance scanning, power management and security. The Honeywell products that are accused of infringing Zebra’s patents in the various actions include scan engines and components thereof, barcode scanners, mobile computers, RFID printers and other wireless devices. The remedies sought in these lawsuits included damages and injunctive relief. In June 2022, the parties resolved their disputes and entered into a License and Settlement Agreement (“Settlement”). All pending matters between the parties were dismissed. The following are the relevant terms disclosed in Zebra’s Form 8-K filed on June 30, 2022: Under the Settlement, the Company and Honeywell each deny liability and agreed to a mutual general release from all past claims; entered into a covenant not to sue for patent infringement; agreed to a payment by the Company to Honeywell for past damages of $360 million which was charged in the Company’s second quarter results and will be paid in equal quarterly installments over eight quarters; and entered into a royalty-free cross-license with respect to each party’s existing patent portfolio for the lives of the licensed patents.

See Note 13, Accrued Liabilities, Commitments and Contingencies in the Notes to Consolidated Financial Statements included in this report.

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

Our future operating results depend on our ability to purchase a sufficient amount of materials, parts, and components, as well as services and software to meet the demands of customers. We source some of our components from sole source suppliers. Any disruption to our suppliers or significant increase in the price of supplies, inclusive of transportation costs, could have a negative impact on our results of operations. Our ability to meet customers’ demands depends, in part, on our ability to obtain in a timely manner an adequate delivery of quality materials, parts, and components, as well as services and software from our suppliers, and our ability to deliver products, services and software to our customers. In addition, certain supplies are available only from a single source or limited sources and we may not be able to diversify sources in a timely manner. If demand for our products, solutions or services increases from our current expectations or if suppliers are unable or unwilling to meet our demand for other reasons, including as a result of natural disasters, public health issues, severe weather conditions, or financial issues, we could experience an interruption in supplies or a significant increase in the price of supplies that could have a negative impact on our business. We have experienced shortages in the past that have negatively impacted our results of operations and may experience such shortages in the future. At times we have and may continue to execute multi-year purchase commitments with suppliers that contain minimum spend thresholds, which we are obligated to fulfill even if customer demand declines. In addition, volatility in customer demand, product availability, and costs to transport products, may result in increased operating input costs. Also, credit constraints at our suppliers could cause us to accelerate payment of accounts payable by us, impacting our cash flow.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information with respect to repurchases of the Company’s common stock for the three months ended October 1, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (1)
July 3, 2022 - July 30, 2022	152,846	$310.75	152,846	$1,044
July 31, 2022 - Aug 27, 2022	6,917	361.42	6,917	1,042
Aug 28, 2022 - Oct 1, 2022	—	—	—	1,042
Total	159,763	$312.94	159,763	$1,042

(1)On May 17, 2022, the Company announced that its Board of Directors authorized a share repurchase program for up to $1 billion of its outstanding shares of common stock. This authorization augments the previous $1 billion share repurchase authorization which was announced on July 30, 2019. Repurchases may be effected from time to time through open market purchases, including pursuant to a pre-set trading plan meeting the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934. As of October 1, 2022, the Company has cumulatively repurchased 2,948,618 shares of common stock for approximately $958 million, resulting in a remaining amount of share repurchases authorized under the plans of $1,042 million.

Item 6.	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from Zebra Technologies Corporation Quarterly Report on Form 10-Q, for the quarter ended October 1, 2022, formatted in Inline XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements. The instance document does not appear in the interactive data file because Inline XBRL tags are embedded in the iXBRL document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2022, formatted in Inline XBRL (included in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZEBRA TECHNOLOGIES CORPORATION

Date: November 1, 2022	By:	/s/ Anders Gustafsson
Anders Gustafsson
Chief Executive Officer

Date: November 1, 2022	By:	/s/ Nathan Winters
Nathan Winters
Chief Financial Officer